Form 10KSB40
period 1997-12-31
MERCANTILE BANK CORP
filed 1998-03-31
CIK 1042729

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                  -------------

                                   FORM 10-KSB

 [X] Annual report under Section 13 or 15(d) of the Securities Exchange
     Act of 1934

For the fiscal year ended December 31, 1997       Commission File No. 333-33081

                           MERCANTILE BANK CORPORATION
                 (Name of small business issuer in its charter)

                  MICHIGAN                               38-3360865
      (State or other jurisdiction of                  (IRS Employer
       incorporation or organization)                  Identification No.)

             216 NORTH DIVISION AVENUE, GRAND RAPIDS, MICHIGAN 49503
                    (Address of principal executive offices)

                                 (616) 242-9000
                           (Issuer's telephone number)

           Securities registered under Section 12(b) of the Act: NONE Securities registered under Section 12(g) of the Act: NONE

     Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
YES  X    NO
    ---      ---

     Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

     Issuer's revenue for its most recent fiscal year was $153,000.

     The aggregate market value of voting stock of the registrant held by nonaffiliates was approximately $16,648,000 as of February 2, 1998; based on the average of the closing bid and asked prices ($13.75) on that date. (For purposes of this calculation, 284,200 shares owned by the members of the Corporation's Board of Directors have been excluded.)

     As of March 23, 1998, 1,495,000 shares of Common Stock of the issuer were outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE:

Parts II and III   Portions of 1997 Annual Report
                   to the Shareholders of the issuer for the period from July 15, 1997 (inception) to
                   December 31, 1997.

Part III           Portions of the Proxy Statement of the issuer dated
                   March 16, 1998

Transitional Small Business Disclosure Format          YES        NO   X
                                                           ----       ----

                                     PART I


ITEM 1.  DESCRIPTION OF BUSINESS

THE CORPORATION

     Mercantile Bank Corporation (the "Corporation") is a bank holding company under the Bank Holding Company Act of 1956, as amended (the "Bank Holding Company Act"). As a bank holding company, the Corporation is subject to regulation by the Federal Reserve Board. The Corporation was organized on July 15, 1997, under the laws of the State of Michigan, and formed Mercantile Bank of West Michigan (the "Bank"), which commenced business on December 15, 1997. The Corporation exists primarily for the purpose of holding all of the stock of the Bank, and of such other subsidiaries as the Corporation may acquire or establish.

     The expenses of the Corporation to date have generally been paid using the proceeds from its initial public stock offering, in October of 1997. The Corporation's principal source of future operating funds is expected to be dividends from the Bank.

THE BANK

     The Bank is a state banking corporation which operates under the laws of the State of Michigan, pursuant to a charter issued by the Financial Institutions Bureau of the State of Michigan. The Bank's deposits are insured to the maximum extent provided by the Federal Deposit Insurance Corporation.

     The Bank, through its office at 216 North Division Avenue, Grand Rapids, Michigan provides a wide variety of commercial banking services to individuals, businesses, governmental units, and other institutions. Its services include accepting time, demand and savings deposits, including regular checking accounts, NOW and money market accounts, and certificates of deposit. In addition, the Bank makes secured and unsecured commercial, construction, mortgage, and consumer loans, finances commercial transactions, and provides safe deposit facilities. The Bank has an automated teller machine ("ATM") which participates in the Magic Line system, a regional network, as well as other ATM networks throughout the country. In addition to the foregoing services, the Bank provides its customers with extended banking hours, and is testing a system to perform certain transactions by telephone to be provided by its data processing vendor. The Bank does not have trust powers.

EFFECT OF GOVERNMENT MONETARY POLICIES

     The earnings of the Corporation are affected by domestic economic conditions and the monetary and fiscal policies of the United States government, its agencies, and the Federal Reserve Board. The Federal Reserve Board's monetary policies have had, and will likely continue to have, an important impact on the operating results of commercial banks through its power to implement national monetary policy in order to, among other things, curb inflation or avoid a recession. The policies of the Federal Reserve Board have a major effect upon the levels of bank loans, investments and deposits through its open market operations in United States government securities, and through its regulation of, among other things, the discount rate on borrowings of member banks and the reserve requirements against member bank deposits. It is not possible to predict the nature and impact of future changes in monetary and fiscal policies. The Bank maintains reserves with the Federal Reserve Bank on a pass-through basis through a correspondent financial institution.

REGULATION AND SUPERVISION

         The Corporation, as a bank holding company under the Bank Holding Company Act, is required to file an annual report with the Federal Reserve Board and such additional information as the Federal Reserve Board may require pursuant to the Bank Holding Company Act, and is subject to examination by the Federal Reserve Board.

         The Bank Holding Company Act limits the activities which may be engaged in by the Corporation and its subsidiary to those of banking and the management of banking organizations, and to certain non-banking activities, including those activities which the Federal Reserve Board may find, by order or regulation, to be so closely related to banking or managing or controlling banks as to be a proper incident thereto. The Federal Reserve Board is empowered to differentiate between activities by a bank holding company, or a subsidiary thereof, and activities commenced by acquisition of a going concern.

         With respect to non-banking activities, the Federal Reserve Board has, by regulation, determined that certain non-banking activities are closely related to banking within the meaning of the Bank Holding Company Act. These activities include, among other things, operating a mortgage company, finance company, credit card company or factoring company, performing certain data processing operations, providing certain investment and financial advice, acting as an insurance agent for certain types of credit related insurance, leasing property on a full-payout, nonoperating basis; and, subject to certain limitations, providing discount securities brokerage services for customers. The Corporation has no current plans to engage in non-banking activities.

         The Bank is subject to certain restrictions imposed by federal law on any extension of credit to the Corporation for investments in stock or other securities thereof, and on the taking of such stock or securities as collateral for loans to any borrower. Federal law prevents the Corporation from borrowing from the Bank unless the loans are secured in designated amounts.

         With respect to the acquisition of banking organizations, the Corporation is required to obtain the prior approval of the Federal Reserve Board before it can acquire all or substantially all of the assets of any bank, or acquire ownership or control of any voting shares of any bank, if, after such acquisition, it will own or control more than 5% of the voting shares of such bank. Acquisitions across state lines are subject to certain state and Federal Reserve Board restrictions.

EMPLOYEES

         As of December 31, 1997, the Corporation and the Bank employed 19 persons.

COMPETITION

         All phases of the business of the Bank are highly competitive. The Bank competes with numerous financial institutions, including other commercial banks in Kent County, Michigan, including the City of Grand Rapids. The Bank, along with other commercial banks, competes with respect to its lending activities, and competes in attracting demand deposits, with savings banks, savings and loan associations, insurance companies, small loan companies, credit unions and with the issuers of commercial paper and other securities, such as various mutual funds. Many of these institutions are substantially larger and have greater financial resources than the Bank.

         The competitive factors among financial institutions can be classified into two categories; competitive rates and competitive services. Interest rates are widely advertised and thus competitive, especially in the area of time deposits. From a service standpoint, financial institutions compete against each other in types and quality of services. The Bank is generally competitive with other financial institutions in its area with respect to interest rates paid on time and savings deposits, charges on deposit accounts, and interest rates charged on loans. With respect to services, the Bank offers a customer service oriented atmosphere which management believes is better suited to its customers than that offered by other institutions in the local market.

         Pursuant to state regulations, the Bank is limited in the amount that it may lend to a single borrower. As of December 31, 1997, the legal lending limit was approximately $2,000,000; however, that limit can be expanded (for individual loans) to approximately $3,300,000 with approval of the Board of Directors.

SELECTED STATISTICAL INFORMATION

         A.       Distribution of Assets, Liabilities and Shareholder's Equity
         B.       Interest Rates and Interest Differential

         The information required by these sections are not applicable to the Corporation as the Bank has been in operation since December 15, 1997 and the resulting information would not be meaningful.

SECURITIES PORTFOLIO

         A. Book value of investments in US Treasury and other U.S. Government agencies; States of the U.S. and political subdivisions; and other securities and maturities along with weighted average yield of each.

         The Corporation held only U.S. Treasury securities at December 31, 1997 with a book value of $3,001,131. These securities all mature within one year and have a weighted average yield of 5.58%.

LOAN PORTFOLIO

         Residential real estate loans are generally for owner occupied, one to four family homes, that are secured by mortgages. The majority of these loans have a fixed interest rate. The Bank has no material foreign or agricultural loans, and no material loans to energy producing customers.

         The following table presents the maturity of total loans outstanding, other than residential mortgages and personal loans, as of December 31, 1997, according to scheduled repayments of principal. All figures are stated in thousands of dollars.

                                          0 - 1      1 - 5    After 5
                                          Year       Years     Years       Total
                                          ----       -----     -----       -----
         Business - fixed rate          $      0   $  3,816  $  2,398    $ 6,214
         Business - variable rate          2,625      3,748       300      6,673
                                        ----------------------------------------

         Total Loans                    $  2,625   $  7,564  $   2,698   $12,887
                                        ========   ========  =========   =======


         Loans are placed in a nonaccrual status when, in the opinion of management, uncertainty exists as to the ultimate collection of principal and interest. For the period ended December 31, 1997, no loans were placed in nonaccrual status. At December 31, 1997, there were no significant loans where known information about possible credit problems of borrowers causes management to have serious doubts as to the ability of the borrower to comply with present loan repayment terms and which, in management's judgment, may result in disclosure of such loans. Furthermore, management is not aware of any potential problem loans which could have a material effect on the Corporation's operating results, liquidity, or capital resources. Management is not aware of any other factors that would cause future net loan charge-offs, in total and by loan category, to significantly differ from those experienced by institutions of similar size.

     Loans at December 31, 1997 were as follows:

     LOAN PORTFOLIO
     Commercial                             $ 12,701,000
     Consumer                                    186,000
                                            ------------

              Total                         $ 12,887,000
                                            ============


ALLOWANCE FOR LOAN LOSSES

         The following table summarizes changes in the allowance for loans and lease losses arising from additions to the allowance which have been charged to expense and selected ratios:


                                                                     Period from July 15, 1997 (inception)
                                                                           through December 31, 1997
                                                                        -------------------------------
                                                                                 (in thousands)


         Balance @7/15/97 (date of inception)                                   $          0
         Provision charged to operating expense                                      193,000
         Net (loss) recovery                                                    $          0
                                                                                ------------

                  Balance at year end                                           $    193,000
                                                                                ============

         Average loans outstanding                                              $    439,000

         Total loans at year end                                                $ 12,887,000

         Ratio of net charge offs during period to average
         loans outstanding                                                                 0

         Allowance for loan losses as a percentage of loans
         @ period end                                                                   1.50%


         In each accounting period, the allowance for loan and lease losses is adjusted by management to the amount necessary to maintain the allowance at adequate levels. Through its credit department, management will attempt to allocated specific portions of the allowance for loan losses based on specifically identifiable problem loans. Management's evaluation of the allowance is further based on consideration of actual loss experience, the present and prospective financial condition of borrowers, industry concentrations within the portfolio and general economic conditions. Management believes that the present allowance is adequate, based on the broad range of considerations listed above. At December 31, 1997, the entire balance of the allowance for loan losses was allocated to commercial loans which represented 98.6% of total loans outstanding.

         The primary risk element considered by management with respect to each installment and residential real estate loan is lack of timely payment. Management has a reporting system that monitors past due loans and has adopted policies to pursue its creditor's rights in order to preserve the Bank's position. The primary risk elements with respect to commercial loans are the financial condition of the borrower, the sufficiency of collateral, and lack of timely payment. Management has a policy of requesting and reviewing periodic financial statements from its commercial loan customers, and periodically reviews existence of collateral and its value.

         Although management believes that the allowance for loan and lease losses is adequate to absorb losses as they arise, there can be no assurance that the Bank will not sustain losses in any given period which could be substantial in relation to the size of the allowance for loans and lease losses.

RETURN ON EQUITY AND ASSETS

         The following table contains selected ratios:

                                                      Period from July 15, 1997 (inception)
                                                              to December 31, 1997
                                                      ------------------------------------

              Return on average total assets                         (21.8%)
              Return on average equity                               (30.9%)
              Dividend payout ratio                                    N/A
              Average equity to average assets                        70.4%


ITEM 2.  DESCRIPTION OF PROPERTY

         The Bank leases a one story building in downtown Grand Rapids, Michigan for use as its main office. The executive offices of the Corporation are located in the same building. The building lease has an initial term of ten years, with four, five year renewal options.

ITEM 3.  LEGAL PROCEEDINGS

         As a depository of funds, the Bank could occasionally be named as a defendant in lawsuits (such as garnishment proceedings) involving claims to the ownership of funds in particular accounts. Such litigation is incidental to the Bank's business.

         No litigation is pending in which the Corporation, or the Bank, is likely to experience loss or exposure which would materially affect the Corporation's equity, financial position, or liquidity as presented herein.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None

EXECUTIVE OFFICERS OF THE REGISTRANT

             Name and Position                Position Held Since      Age
             -----------------                -------------------      ---

Gerald R. Johnson, Jr.                            1997-present          51
  Chairman of the Board and Chief
  Executive Officer

Michael H. Price                                  1997-present          41
  President and Chief Operating Officer


                                     PART II


ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         The information shown under the caption "Stock Information" on page S-20 of the Notice of Annual Meeting, Proxy Statement & 1997 Annual Report of the Corporation ("Proxy Statement & 1997 Annual Report") furnished to the Commission as Exhibit 13 to this Report is incorporated by reference herein.

         In October of 1997, the Company commenced an initial public offering of its Common Stock. Pursuant to the public offering, the Company registered for sale to the public under the Securities Act of 1933, 1,495,000 shares of its Common Stock. The registration statement for the public offering was assigned Securities and Exchange Commission ("SEC") file number 333-33081, and became effective on October 23, 1997. Of the 1,495,000 shares registered with the SEC, the closing for the 1,300,000 firm shares included in the offering occurred on October 29, 1997, and the closing for the 195,000 shares included in the Underwriter's over-allotment option occurred on November 6, 1997. Accordingly, the public offering terminated by November 6, 1997, after all of the 1,495,000 shares covered by the registration statement had been sold by the Company. The managing underwriter for the offering was Roney & Co., L.L.C. The shares were sold to the public at a price of $10 per share for an aggregate offering price of $14,950,000.

         In connection with the offering, the Company paid underwriting discounts and commissions of approximately $866,000, and other expenses of approximately $203,000; for a total of approximately $1,069,000 of aggregate underwriting discounts and commissions, and other expenses of the offering. The net proceeds of the offering received by the Company, after deducting the discounts, commissions, and other expenses of the offering was approximately $13,881,000.

         The approximately $13,881,000 of proceeds received by the Company in the offering was applied as follows:

         (a) Approximately $835,500 was applied to repay loans that had been made by Directors of the Company to cover organizational and other preopening expenses of the Company, $145,000 of which was used by the Company to pay salaries of officers of the Company for the period prior to the opening of the Bank on December 15, 1997. In addition, the $203,000 of other expenses of the offering were paid out of this balance. The Company did not use the full $835,500 during organization and the remaining balance of the loans and the remaining balance of proceeds after investment in the Bank (discussed in (b) below) of approximately $537,000 was invested in short term investments.

         (b) Approximately $13,000,000 was invested in the Bank. The Bank has applied approximately $545,000 of this amount for leasehold improvements and related architectural and engineering services, and approximately $409,000 of this amount to purchase furniture, fixtures, equipment and other necessary assets for the Bank's operations. Of the $545,000 paid for leasehold improvements, $472,000 was paid to Visser Brothers Inc. to renovate the building that the Bank is leasing for its main office. Dale Visser and Bruce Visser, who are brothers, are owners of a substantial majority of Visser Brothers. Dale Visser is a member of the Board of Directors of the Company and the Bank, and both were organizers of the Bank. Of the remaining $12,046,000 received by the Bank from the Company, the Bank applied approximately $6,503,000 for working capital, approximately $2,543,000 for loans to customers, and approximately $3,000,000 to purchase U. S. Treasury securities.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

         The information shown under the caption "Plan of Operation" on page S-3 of the Proxy Statement & 1997 Annual Report of the Corporation, furnished to the Commission as Exhibit 13 to this Report is incorporated by reference herein.

         The Corporation is in the process of assessing the impact of the arrival of 2000 on its computerized information systems and other electronic equipment. The "year 2000 problem" is the result of abbreviating an applicable year with two digits rather than four. As a result, computer programs and other devices may interpret a date field of "00" as 1900 rather than 2000. Such a miscalculation could lead to system malfunction or complete failure. The Corporation's main data processing vendor has represented to the Company that it will be year 2000 compliant by year 2000, and has provided updates on its progress to the Corporation. In addition, the Corporation has begun an internal evaluation of equipment and vendor supplied products. While this effort will involve additional costs, the amount is not expected to have a material adverse impact on the Corporation's financial position, results of operations, or cash flow in future periods. However, if the Corporation (or its customers or vendors) are unable to remedy the problems in a timely manner, it could result in a material financial risk.

ITEM 7.  FINANCIAL STATEMENTS

         The information presented under the captions "Consolidated Balance Sheet," "Consolidated Statement of Income," "Consolidated Statement of Changes in Shareholders' Equity," "Consolidated Statement of Cash Flows," and "Notes to Consolidated Financial Statements," as well as the Report of Independent Auditors, Crowe, Chizek and Company LLP, dated February 6, 1998, on pages S-4 through S-19 of the Proxy Statement & 1997 Annual Report of the Corporation, furnished to the Commission as Exhibit 13 to this Report are incorporated herein by reference.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None

                                    PART III


ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

         The information listed under the caption "Information about Directors and Nominees as Directors" on pages 3 through 6 of the Proxy Statement & 1997 Annual Report of the Corporation furnished to the Commission as Exhibit 13 to this Report is incorporated by reference herein.

ITEM 10.  EXECUTIVE COMPENSATION

         The information presented under the captions "Summary Compensation Table," "Options Granted in 1997," and "Aggregated Stock Option Exercises in 1997 and Year End Option Values" on pages 7 and 8 of the Proxy Statement & 1997 Annual Report of the Corporation furnished to the Commission as Exhibit 13 to this Report is incorporated by reference herein.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                   MANAGEMENT

         The information presented under the caption "Stock Ownership of Certain Beneficial Owners and Management" on pages 2 and 3 of the Proxy Statement & 1997 Annual Report of the Corporation furnished to the Commission as Exhibit 13 to this Report is incorporated by reference herein.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information listed under the caption "Certain Transactions" on pages 8 and 9 of the Proxy Statement & 1997 Annual Report of the Corporation furnished to the Commission as Exhibit 13 to this Report is incorporated by reference herein.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits:


       EXHIBIT NO.                            EXHIBIT DESCRIPTION
       -----------                            -------------------

           3.1 Articles of Incorporation are incorporated by reference to exhibit 3.1 of the Corporation's Registration Statement on Form SB-2 (Commission File no. 333-33081) that become effective on October 23, 1997

           3.2 Bylaws of the Corporation are incorporated by reference to exhibit 3.2 of the Corporation's Registration Statement on Form SB-2 (Commission File No. 333-33081) which became effective on October 23, 1997

           10.1 1997 Employee Stock Option Plan is incorporated by reference to exhibit 10.1 of the Corporation's Registration Statement on Form SB-2 (Commission File No. 333-33081) which became effective on October 23, 1997 (Management contract or compensatory plan)

           10.2 Lease Agreement between the Corporation and Division Avenue Partners, L.L.C. dated August 16, 1997, is incorporated by reference to exhibit 10.2 of the

                            Corporation's Registration Statement on Form SB-2 (Commission File No. 333-33081) which became effective October 23, 1997

           11               Statement re Computation of Per Share Earnings

           13 Proxy Statement & 1997 Annual Report of the Corporation. Except for the portions of the Proxy Statement & 1997 Annual Report that are expressly incorporated by reference in this Annual Report on Form 10-KSB, the Proxy Statement & 1997 Annual Report of the Corporation shall not be deemed filed as a part thereof

           20 Proxy Statement of the Corporation dated March 16, 1997 is included as part of the Proxy Statement & 1997 Annual Report of the Corporation (front cover through page 9 thereof) that is set forth as Exhibit 13 to this Annual Report on Form 10-KSB. Except for the portions of the Proxy Statement & 1997 Annual Report that are expressly incorporated by reference in this Annual Report on Form 10-KSB, the Proxy Statement & 1997 Annual Report of the Corporation shall not be deemed filed as a part thereof


           21               Subsidiaries of the Issuer

           27               Financial Data Schedule

(b)      Reports on Form 8-K

         The Corporation has not filed any reports on Form 8-K during the last quarter of the period covered by this Report.

                                   SIGNATURES


         In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 30, 1998.

                                     MERCANTILE BANK CORPORATION


                                     /s/ Gerald R. Johnson, Jr.
                                     ------------------------------
                                     Gerald R. Johnson, Jr.
                                     Chairman of the Board and
                                       Chief Executive Officer


         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant, and in the capacities indicated on March 30, 1998.

/s/ Betty S. Burton                       /s/ Calvin D. Murdock
----------------------------------        --------------------------------------
Betty S. Burton, Director                 Calvin D. Murdock, Director

/s/ Peter A. Cordes                       /s/ Michael H. Price
----------------------------------        --------------------------------------
Peter A. Cordes, Director                 Michael H. Price, President and
                                          Chief Operating Officer

/s/ C. John Gill
----------------------------------        --------------------------------------
C. John Gill, Director                    Dale J. Visser, Director

/s/ David M. Hecht                        /s/ Donald Williams
----------------------------------        --------------------------------------
David M. Hecht, Director                  Donald Williams, Director

/s/ Gerald R. Johnson, Jr.
----------------------------------        --------------------------------------
Gerald R. Johnson, Jr., Chairman          Robert M. Wynalda, Director
 Board and Chief Executive Officer
 of the (principal executive officer
 and principal financial officer)

/s/ Susan K. Jones                        /s/ Michael J. Sankey
----------------------------------        --------------------------------------
Susan K. Jones, Director                  Michael J. Sankey (principal
                                          accounting officer)
/s/ Lawrence W. Larsen
----------------------------------
Lawrence W. Larsen, Director

                                  EXHIBIT INDEX


       EXHIBIT NO.                        EXHIBIT DESCRIPTION

           3.1 Articles of Incorporation are incorporated by reference to exhibit 3.1 of the Corporation's Registration Statement on Form SB-2 (Commission File no. 333-33081) that become effective on October 23, 1997

           3.2 Bylaws of the Corporation are incorporated by reference to exhibit 3.2 of the Corporation's Registration Statement on Form SB-2 (Commission File No. 333-33081) which became effective on October 23, 1997

           10.1 1997 Employee Stock Option Plan is incorporated by reference to exhibit 10.1 of the Corporation's Registration Statement on Form SB-2 (Commission File No. 333-33081) which became effective on October 23, 1997 (Management contract or compensatory plan)

           10.2 Lease Agreement between the Corporation and Division Avenue Partners, L.L.C. dated August 16, 1997, is incorporated by reference to exhibit 10.2 of the Corporation's Registration Statement on Form SB-2 (Commission File No. 333-33081) which became effective October 23, 1997

           11               Statement re Computation of Per Share Earnings

           13 Proxy Statement & 1997 Annual Report of the Corporation. Except for the portions of the Proxy Statement & 1997 Annual Report that are expressly incorporated by reference in this Annual Report on Form 10-KSB, the Proxy Statement & 1997 Annual Report of the Corporation shall not be deemed filed as a part thereof

           20 Proxy Statement of the Corporation dated March 16, 1997 is included as part of the Proxy Statement & 1997 Annual Report of the Corporation (front cover through page 9 thereof) that is set forth as Exhibit 13 to this Annual Report on Form 10-KSB. Except for the portions of the Proxy Statement & 1997 Annual Report that are expressly incorporated by reference in this Annual Report on Form 10-KSB, the Proxy Statement & 1997 Annual Report of the Corporation shall not be deemed filed as a part thereof


           21               Subsidiaries of the Issuer

           27               Financial Data Schedule