Form 10QSB
period 1998-03-31
MERCANTILE BANK CORP
filed 1998-05-13
CIK 1042729

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC  20549

                                  FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended March 31, 1998

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934
     For the transition period from         to         .

                         Commission File No. 333-33081

                          MERCANTILE BANK CORPORATION
       (Exact name of small business issuer as specified in its charter)


          Michigan                                       38-3360865
(State or other jurisdiction of               (IRS Employer Identification No.)
incorporation or organization)

            216 NORTH DIVISION AVENUE, GRAND RAPIDS, MICHIGAN 49503
                    (Address of principal executive offices)

                                 (616) 242-9000
                          (Issuer's telephone number)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                              Yes X     No
                                 ---      ---
At April 30, 1998, there were 1,495,000 shares of Common Stock outstanding



            Transitional Small Business Disclosure Format:
                              Yes       No X
                                 ---      ---

                          MERCANTILE BANK CORPORATION

                                     INDEX



PART 1.  Financial Information                                                          Page No.
         ---------------------                                                          --------
         Item I.      Financial Statements

         Condensed Consolidated Balance Sheets -
          March 31, 1998 (Unaudited) and December 31, 1997 ..............................    3

         Condensed Consolidated Statement of Income -
          Three Months Ended March 31, 1998 (Unaudited) .................................    4

         Condensed Consolidated Statement of Comprehensive Income -
          Three Months Ended March 31, 1998 (Unaudited) .................................    5

         Condensed Consolidated Statement of Changes in Shareholders Equity -
          March 31, 1998 (Unaudited) and December 31, 1997............................ ..    6

         Condensed Consolidated Statement of Cash Flows -
          Three Months Ended March 31, 1998 (Unaudited) .................................    7

         Notes to Condensed Consolidated Financial Statements (Unaudited) ...............    8


         Item 2.  Management's Discussion and Analysis of Financial
          Condition and Results of Operations ...........................................   14


PART II.  Other Information
          -----------------

         Item 1.  Legal Proceedings .....................................................   19

         Item 2.  Changes in Securities and Use of Proceeds .............................   19

         Item 3.  Defaults upon Senior Securities .......................................   19

         Item 4.  Submission of Matters to a Vote of Security Stockholders ..............   19

         Item 5.  Other Information .....................................................   19

         Item 6.  Exhibits and Reports on Form 8-K ......................................   19

         Signatures .....................................................................   20
         ----------

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                          MERCANTILE BANK CORPORATION
                     CONDENSED CONSOLIDATED BALANCE SHEETS


                                                       March 31,       December 31,
                                                          1998             1997
                                                    ----------------  ---------------
                                                        (Unaudited)
ASSETS
   Cash and due from banks                            $   6,175,366   $     153,300
   Short-term investments                                 2,753,575       3,250,000
   Federal funds sold                                       400,000       3,700,000
                                                      -------------   -------------
       Total cash and cash equivalents                    9,328,941       7,103,300
   Securities available for sale                          6,495,983       2,997,500

   Total loans                                           76,140,669      12,886,763
   Allowance for loan losses                             (1,192,100)       (193,300)
                                                      -------------   -------------
       Total loans, net                                  74,948,569      12,693,463

   Premises and equipment - net                           1,316,711         953,982
   Organizational costs - net                                76,496          74,871
   Accrued interest receivable                              481,766          52,811
   Other assets                                             426,973         233,258
                                                      -------------   -------------

       Total assets                                   $  93,075,439   $  24,109,185
                                                      =============   =============

LIABILITIES AND SHAREHOLDERS' EQUITY
   Deposits
       Noninterest-bearing                            $  10,598,157   $   7,207,482
       Interest-bearing                                  64,786,174       2,480,782
                                                      -------------   -------------
           Total                                         75,384,331       9,688,264

   Securities sold under agreements to repurchase         5,088,198         655,447
   Accrued expenses and other liabilities                   268,433         292,204
                                                      -------------   -------------
       Total liabilities                                 80,740,962      10,635,915

Shareholders' equity
   Preferred stock, no par value; 1,000,000 shares
     authorized, none issued
   Common stock, no par value:  9,000,000 shares,
     authorized; 1,495,000 shares outstanding
     at March 31, 1998 and December 31, 1997             13,880,972      13,880,972

     Retained earnings (deficit)                         (1,545,648)       (404,071)

 Net unrealized loss on securities available for sale          (847)         (3,631)
                                                      -------------   -------------
     Total shareholders' equity                          12,334,477      13,473,270
                                                      -------------   -------------
          Total liabilities and shareholders' equity  $  93,075,439   $  24,109,185
                                                      =============   =============

     See accompanying notes to condensed consolidated financial statements.

                          MERCANTILE BANK CORPORATION


                   CONDENSED CONSOLIDATED STATEMENT OF INCOME
                                  (Unaudited)

                                                             Three Months Ended
                                                              March 31, 1998
                                                              --------------

     Interest income
         Loans, including fees                                $   1,047,970
          Federal funds sold                                         33,345
          Investment securities                                      97,390
                                                              -------------
             Total interest income                                1,178,705

     Interest expense
         Deposits                                                   550,279
         Other                                                       28,662
                                                              -------------
             Total interest expense                                 578,941
                                                              -------------

     Net interest income                                            599,764

     Provision for loan losses                                      998,800
                                                              -------------

     Net interest income after provision for loan losses           (399,036)

     Noninterest income
         Other income                                                13,592
                                                              -------------
             Total noninterest income                                13,592

     Noninterest expense
         Salaries and benefits                                      401,580
         Occupancy                                                   68,374
         Furniture and equipment                                     39,176
         Other expense                                              247,003
                                                              -------------
             Total noninterest expenses                             756,133
                                                              -------------

     Loss before federal income tax                              (1,141,577)

     Federal income tax expense
                                                              -------------


     Net loss                                                 $  (1,141,577)
                                                              =============

     Basic and diluted loss per share                         $        (.76)
                                                              =============

     Average shares outstanding                               $   1,495,000
                                                              =============



     See accompanying notes to condensed consolidated financial statements.

                          MERCANTILE BANK CORPORATION


            CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
                                  (Unaudited)

                                                     Three Months Ended
                                                       March 31, 1998
                                                       --------------

           NET LOSS                                       $ (1,141,577)

           Other comprehensive income, net of tax
              Change in unrealized gains on securities           2,784
                                                          ------------


           COMPREHENSIVE LOSS                             $ (1,138,793)
                                                          ============





     See accompanying notes to condensed consolidated financial statements.

                          MERCANTILE BANK CORPORATION


                      CONDENSED CONSOLIDATED STATEMENT OF
                        CHANGES IN SHAREHOLDERS' EQUITY
                                  (Unaudited)


                                                            Net Unrealized
                                                               Loss on
                                                              Securities        Total
                                   Common       Retained      Available     Shareholders'
                                    Stock       Earnings       for Sale        Equity
                                 -----------  ------------  --------------  -------------

BALANCE, JANUARY 1, 1998         $13,880,972  $   (404,071)  $      (3,631)  $  13,473,270

Net loss for the period from
 January 1, 1998 through
 March 31, 1998                                 (1,141,577)                     (1,141,577)

Unrealized gain on securities
 available for sale, net of tax                                      2,784           2,784
                                 -----------  ------------   -------------   -------------


BALANCE, MARCH 31, 1998          $13,880,972  $ (1,545,648)  $        (847)  $  12,334,477
                                 ===========  ============   =============   =============



     See accompanying notes to condensed consolidated financial statements.

                          MERCANTILE BANK CORPORATION


                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (Unaudited)


                                                                    Three Months Ended
                                                                      March 31, 1998
                                                                    ------------------
CASH FLOWS FROM OPERATING ACTIVITIES
    Net loss                                                           $  (1,141,577)
    Adjustments to reconcile net loss
     to net cash from operating activities
        Depreciation and amortization                                         42,806
        Provision for loan losses                                            998,800
        Gain on loans sold                                                   (14,137)
        Loans originated for sale                                         (1,209,620)
        Proceeds from loans sold                                           1,223,757
        Net change in:
            Accrued interest receivable                                     (428,955)
            Other assets                                                    (195,340)
            Accrued expenses and other liabilities                           (23,772)
                                                                       -------------
                Net cash from operating activities                          (748,038)

CASH FLOWS FROM INVESTING ACTIVITIES
    Net change in loans                                                  (63,253,906)
    Purchase of:
        Securities available for sale                                     (3,496,607)
        Premises and equipment, net                                         (404,626)
                                                                       -------------
            Net cash used in investing activities                        (67,155,139)

CASH FLOWS FROM FINANCING ACTIVITIES
    Net increase in deposits                                              65,696,067
    Net increase in securities sold under agreements to repurchase         4,432,751
                                                                       -------------
        Net cash from financing activities                                70,128,818
                                                                       -------------

Net change in cash and cash equivalents                                    2,225,641

Cash and cash equivalents at beginning of year                             7,103,300
                                                                       -------------

CASH AND CASH EQUIVALENTS AT END OF YEAR                               $   9,328,941
                                                                       =============

Supplemental disclosures of cash flow information
    Cash paid during the year for
        Interest                                                       $     445,820



     See accompanying notes to condensed consolidated financial statements.

                          MERCANTILE BANK CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)





1. BASIS OF PRESENTATION:

   The unaudited financial statements for the three months ended March 31, 1998 include the consolidated results of operations of Mercantile Bank Corporation ("Corporation") and its wholly-owned subsidiary, Mercantile Bank of West Michigan ("Bank"). These consolidated financial statements have been prepared in accordance with the Instructions for Form 10-QSB and Item 310(b) of Regulation S-B and do not include all disclosures required by generally accepted accounting principles for a complete presentation of the Corporation's financial condition and results of operations. In the opinion of management, the information reflects all adjustments (consisting only of normal recurring adjustments) which are necessary in order to make the financial statements not misleading and for a fair presentation of the results of operations for such periods. The results for the period ended March 31, 1998 should not be considered as indicative of results for a full year. For further information, refer to the consolidated financial statements and footnotes included in the Corporation's annual report on Form 10-KSB for the year ended December 31, 1997.


2. ALLOWANCE FOR LOAN LOSSES

   The following is a summary of the activity in the allowance for loan losses account for the three months ended March 31, 1998:


                Balance at January 1, 1998            $  193,300
                   Provision for loan losses charged
                    to operating expense                 998,800
                                                      ----------

                Balance at March 31, 1998             $1,192,100
                                                      ==========



3. LOANS

   Total loans at March 31, 1998 were $76.1 million compared to $12.9 million at December 31, 1997, an increase of $63.2 million or 490.8%. The components of the outstanding balances and percentage increase in loans from the end of 1997 to the end of the first quarter 1998 are as follows:



                                                                        Percent
                          March 31, 1998       December 31, 1997       Increase/
                         Balance     %        Balance          %       (Decrease)
                         -------  -------  --------------  ---------   ----------
                                           (in thousands)
Consumer loans           $  1,877      2.5% $       15         .1%      12,413.3%
Commercial, financial
 and other                 23,497     30.8       7,433       57.7          216.1
Commercial real estate
 construction               1,888      2.5                                   N/A
Commercial real estate
 mortgages                 47,956     63.0       5,421       42.1          784.6
Residential real estate
 mortgages                    923      1.2          18         .1        5,027.8
                         --------  -------  ----------      -----      ---------

                         $ 76,141    100.0% $   12,887      100.0%         490.8%
                         ========  =======  ==========      =====      =========

                          MERCANTILE BANK CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)





4. PREMISES AND EQUIPMENT - NET


Premises and equipment are comprised of the following:
                                                        March 31,   December 31,
                                                          1998         1997
                                                          ----         ----

   Leasehold improvements                               $  714,383  $    545,401
   Furniture and equipment                                 644,225       408,581
                                                        ----------  ------------
                                                         1,358,608       953,982
   Less accumulated depreciation                           (41,897)
                                                        ----------  ------------

                                                        $1,316,711  $    953,982
                                                        ==========  ============


   Depreciation expense for the first quarter 1998 amounted to $41,897.


5. DEPOSITS

   Total deposits at March 31, 1998 were $75.4 million compared to $9.7 million at December 31, 1997, an increase of $65.7 million or 678.1%. The components of the outstanding balances and percentage increase in deposits from the end of 1997 to the end of the first quarter 1998 are as follows:


                                                                          Percent
                         March 31, 1998            December 31, 1997      Increase/
                       Balance       %             Balance          %      (Decrease)
                       -------    -------       --------------  ---------  ----------
                                               (in thousands)

  Noninterest-bearing
      Demand             $10,601     14.1%    $     7,208       74.4%       47.1%
  Interest-bearing
      Checking             1,617      2.1             213        2.2       659.2
      Money market           144       .2                                    N/A
      Savings             11,908     15.8           2,089       21.6       470.0
      Time, under
       $100,000           32,126     42.6             178        1.8    17,948.3
      Time, $100,000
       and over           18,988     25.2
                         -------  -------     -----------  ---------  ----------

                         $75,384    100.0%    $    9,688      100.0%       678.1%
                         =======  =======     ==========  =========   ==========

                          MERCANTILE BANK CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)






6. BORROWINGS


Information relating to securities sold under agreements to repurchase follows:


                                                  March 31    December 31,
                                                    1998          1997
                                                    ----          ----

   Outstanding balance                          $5,088,198      $655,447
   Average interest rate                              4.70%         4.70%

   Average balance                              $2,777,086      $  3,853
   Average interest rate                              4.70%         4.70%

   Maximum outstanding at any month end         $5,088,198      $655,447


   Securities sold under agreements to repurchase (repurchase agreements) generally have original maturities of less than one year. Repurchase agreements are treated as financings and the obligations to repurchase securities sold are reflected as liabilities. Securities involved with the agreements are recorded as assets of the Bank and are primarily held in safekeeping by correspondent banks. Repurchase agreements are offered principally to certain large deposit customers as deposit equivalent investments.


7. EMPLOYEE BENEFIT PLANS

   The Corporation established a 401(k) plan effective January 1, 1998, covering substantially all its employees. The Corporation's first quarter 1998 matching 401(k) contribution charged to expense was $15,771. The percent of the Corporation's matching contributions to the 401(k) is determined annually by the Board of Directors.

                          MERCANTILE BANK CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)






8. STOCK OPTION PLAN

                                                  Three months
                                                     ended
                                                   March 31,
                                                      1998             1997
                                                      ----             ----
Stock options outstanding
        Beginning                                    77,750
        Granted                                      13,000          77,750
                                                -----------       ---------

        Ending                                       90,750          77,750
                                                ===========       =========

    Minimum exercise price                      $     10.00       $   10.00
    Maximum exercise price                            13.00           11.75
    Average exercise price                            10.78           10.75
    Average remaining option term                       9.5years        9.8years

Estimated fair value of stock options granted:  $    67,080       $ 340,863
    Assumptions used:

        Risk-free interest rate                        5.62%           6.01%
        Expected option life                              7years          7years
        Expected stock volatility                        25%             25%
        Expected dividends                                0%              0%

Pro-forma (loss) per share, assuming SFAS 123 fair value method was used for stock options:

    Net loss                                    $(1,191,871)      $(448,029)
    Basic and diluted loss per share                   (.80)           (.30)

                         MERCANTILE BANK CORPORATION
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (Unaudited)




9. COMMITMENTS AND OFF-BALANCE-SHEET RISK

   Some financial instruments are used to meet financing needs and to reduce exposure to interest rate changes. These financial instruments include commitments to extend credit and standby letters of credit. These involve, to varying degrees, credit and interest-rate risk in excess of the amount reported in the financial statements.

   Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the commitment, and generally have fixed expiration dates. Standby letters of credit are conditional commitments to guarantee a customer's performance to a third party. Exposure to credit loss if the other party does not perform is represented by the contractual amount for commitments to extend credit and standby letters of credit. Collateral or other security is normally not obtained for these financial instruments prior to their use, and many of the commitments are expected to expire without being used.

   A summary of the notional or contractual amounts of financial instruments with off-balance-sheet risk at March 31, 1998 and December 31, 1997 follows:


                                             March 31,   December 31,
                                                1998         1997
                                             ----------  ------------
          Commitments to make loans          $ 4,803,967   $ 7,198,584
          Commercial unused lines of credit   21,084,366     3,701,272
          Consumer unused lines of credit      1,348,894        64,356


   Commitments to make loans generally have termination dates of one year or less and may require a fee. Since many of the above commitments expire without being used, the above amounts do not necessarily represent future cash commitments. No losses are anticipated as a result of these transactions.

10. REGULATORY MATTERS

   The Corporation and Bank are subject to regulatory capital requirements administered by federal banking agencies. Capital adequacy guidelines and prompt corrective action regulations involve quantitative measures of assets, liabilities, and certain off-balance-sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators about components, risk weightings, and other factors, and the regulators can lower classifications in certain cases. Failure to meet various capital requirements can initiate regulatory action that could have a direct material effect on the financial statements.

                         MERCANTILE BANK CORPORATION
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (Unaudited)


   The prompt corrective action regulations provide five classifications, including well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized, although these terms are not used to represent overall financial condition. If adequately capitalized, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions are limited, as is asset growth and expansion, and plans for capital restoration are required. The minimum requirements are:


                                  Capital to Risk-
                                  Weighted Assets
                                 ------------------   Tier 1 Capital
                                  Total     Tier 1   to Average Assets
                                 --------  --------  -----------------

         Well capitalized            10%        6%            5%
         Adequately capitalized       8         4             4
         Undercapitalized             6         3             3


   Actual capital levels (in thousands) and minimum required levels for the Corporation and the Bank were:

                                                                   Minimum Required
                                                                      to be Well
                                             Minimum Required     Capitalized Under
                                               for Capital        Prompt Corrective
                               Actual       Adequacy Purposes     Action Regulations
                           --------------  --------------------  --------------------
                           Amount   Ratio   Amount      Ratio     Amount      Ratio
                           -------  -----  ---------  ---------  ---------  ---------
March 31, 1998
-------------------------
  Total capital (to risk
   weighted assets)
     Consolidated          $13,360   16.3%    $6,564        8.0%    $8,204       10.0%
     Bank                   12,759   15.6      6,556        8.0      8,195       10.0
  Tier 1 capital (to risk
   weighted assets)
     Consolidated           12,334   15.0      3,282        4.0      4,923        6.0
     Bank                   11,735   14.3      3,272        4.0      4,917        6.0
  Tier 1 capital (to
   average assets)
     Consolidated           12,334   20.7      2,387        4.0      2,984        5.0
     Bank                   11,735   19.7      2,383        4.0      2,979        5.0

December 31, 1997
-------------------------
  Total capital (to risk
   weighted assets)
     Consolidated          $13,595   78.1%    $1,392        8.0%    $1,740       10.0%
     Bank                   13,056   75.6      1,382        8.0      1,728       10.0
  Tier 1 capital (to risk
   weighted assets)
     Consolidated           13,402   77.0        696        4.0      1,044        6.0
     Bank                   12,863   74.5        691        4.0      1,037        6.0
  Tier 1 capital (to
   average assets)
     Consolidated           13,402   69.7        769        4.0        961        5.0
     Bank                   12,863   69.3        743        4.0        928        5.0


The Corporation and Bank were categorized as well capitalized at March 31, 1998 and year end 1997.

                          MERCANTILE BANK CORPORATION
          Management's Discussion and Analysis of Financial Condition
                   and Results of Operations (March 31, 1998)





ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion compares the financial condition of the Corporation and its wholly owned subsidiary, the Bank; at March 31, 1998 to December 31, 1997, and the results of operations for the three months ended March 31, 1998. This discussion should be read in conjunction with the interim consolidated condensed financial statements and footnotes included herein.

This report contains forward-looking statements that are based on management's beliefs, assumptions, current expectations, estimates and projections about the financial services industry, the economy, and about the Corporation. Words such as "anticipates", "believes", "estimates", "expects", "forecasts", "intends", "is likely", "plans", "projects", variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions ("Future Factors") that are difficult to predict with regard to timing, extent, likelihood and degree of occurrence. Therefore, actual results and outcomes may materially differ from what may be expressed or forecasted in such forward-looking statements. The Corporation undertakes no obligation to update, amend, or clarify forward looking statements, whether as a result of new information, future events (whether anticipated or unanticipated), or otherwise.

Future Factors include changes in interest rates and interest rate relationships; demand for products and services; the degree of competition by traditional and non-traditional competitors; changes in banking regulation; changes in tax laws; changes in prices, levies, and assessments; the impact of technological advances; governmental and regulatory policy changes; the outcomes of contingencies; trends in customer behavior as well as their ability to repay loans; and changes in the national and local economy. These are representative of the Future Factors that could cause a difference between an ultimate actual outcome and a preceding forward-looking statement.

During the first quarter of 1998, the assets of Mercantile Bank Corporation increased from $24,109,185 on December 31, 1997, to $93,075,439 on March 31,
1998. This represents a total increase in assets of $68,966,254. A $2,225,941 increase in cash and cash equivalents; a $3,498,483 increase in investment securities; and a $62,255,106 increase in net loans primarily supported this growth. The increase in assets was funded by a $65,696,067 growth in deposits, and an increase of $4,432,751 in repurchase agreements, partially offset by a $1,138,793 decrease in equity. The growth in deposits is the result of both core deposits and reliance on brokered CD's. While management expects continuing growth, it is anticipated to be at a slower rate.

The following table sets forth certain information relating to the Corporation's consolidated average interest earning assets and interest-bearing liabilities and reflects the average yield on assets and average cost of liabilities for the period indicated. Such yields and costs are derived by dividing income or expense by the average daily balance of assets or liabilities, respectively, for the period presented. During the period presented, there were no nonaccrual loans.

                          MERCANTILE BANK CORPORATION
          Management's Discussion and Analysis of Financial Condition
                   and Results of Operations (March 31, 1998)





                                                    Quarter ended March 31, 1998
                                                Average                      Average
                                                Balance       Interest        Rate
                                               ----------  --------------  ----------
                                                           (in thousands)
ASSETS
   Federal funds sold and interest-bearing
    deposits with banks                        $    2,699  $           33        5.54%
   Investment securities - available for sale       6,464              97        5.83
   Loans                                           48,078           1,049        8.76
                                               ----------  --------------  ----------
                                                   57,241           1,179        8.28
   Other assets                                     2,567
                                               ----------

                                               $   59,808
                                               ==========

LIABILITIES AND SHAREHOLDERS' EQUITY
   Interest-bearing deposits                   $   37,632  $          550        6.00%
   Other borrowings                                 2,824              29        4.12
                                               ----------  --------------  ----------
                                                   40,456             579        5.87
   Noninterest-bearing deposits                     6,378
   Other liabilities                                  106
   Shareholders' equity                            12,868
                                               ----------

                                               $   59,808
                                               ==========

   Net interest income                                     $          600
                                                           ==============

   Net interest rate spread                                                      2.41%
                                                                           ==========

   Net interest margin on earning assets                                         2.82%
                                                                           ==========

                          MERCANTILE BANK CORPORATION
          Management's Discussion and Analysis of Financial Condition
                   and Results of Operations (March 31, 1998)




The following table sets forth the amounts of interest-earning assets and interest-bearing liabilities outstanding at March 31, 1998, which are expected to mature or reprice in each of the time periods shown (in thousands):


                                         Interest Rate Sensitivity Period
                                       Within   Three to    One to    After
                                       Three     Twelve      Five      Five
                                       Months    Months     Years     Years     Total
                                      --------  ---------  --------  --------  -------
Earning assets
    Federal funds sold                $    400                                 $   400
    Securities available for sale        2,004      4,492                        6,496
    Total loans                         31,447        482   $42,913   $ 1,299   76,141
                                      --------  ---------  --------  --------  -------
                                        33,851      4,974    42,913     1,299   83,037
Interest-bearing liabilities
    Savings and money market            13,669                                  13,669
    Time deposits < $100,000               178     11,996    19,952             32,126
    Time deposits $100,000 and over      1,577     14,745     2,666             18,988
    Other borrowings                     5,088                                   5,088
                                      --------  ---------  --------            -------
                                        20,512     26,741    22,618             69,871
                                      --------  ---------  --------  --------  -------

Net asset (liability) gap             $ 13,339  $(21,767)   $20,295   $ 1,299  $13,166
                                      ========  =========  ========  ========  =======

Cumulative net asset (liability) gap  $ 13,339  $ (8,428)   $11,867   $13,166
                                      ========  =========  ========  ========


The increase in investment securities was necessitated by additional requirements for liquidity resulting from strong loan growth as well as the need for collateral to support our Mercantile Business Investment Checking Account, which is essentially a combined sweep account and repurchase agreement. All marketable securities are classified as "available for sale."

Total loans at March 31, 1998 were $76.1 million compared to $12.9 million at December 31, 1997, an increase of $63.2 million or 490.8%. The components of the outstanding balances and percentage increase in loans from the end of 1997 to the end of the first quarter 1998 are as follows:

                            March 31, 1998              December 31, 1997         Percent/Increase
                            --------------              -----------------         ----------------

                           Balance  Percent            Balance      Percent          (Decrease)
                           -------  -------         --------------  -------         ----------
                                                    (in thousands)

Consumer loans             $ 1,877      2.5%               $    15       .1%           12,413.3%
Commercial, financial and
 other                      23,497     30.9                  7,433     57.7               216.1
Commercial real estate
 construction                1,888      2.5                                                 N/A
Commercial real estate
 mortgages                  47,956     63.0                  5,421     42.1               784.6
Residential real estate
 mortgages                     923      1.2                     18       .1             5,027.8
                           -------  -------         --------------  -------          ----------

                           $76,141    100.0%               $12,887    100.0%              490.8%
                           =======  =======         ==============  =======          ==========

                          MERCANTILE BANK CORPORATION
          Management's Discussion and Analysis of Financial Condition
                   and Results of Operations (March 31, 1998)




At quarter-end, commercial loans approximated 96% of our total loan portfolio. The significant concentration in commercial loans and the rapid growth of this portion of our business is in keeping with our stated strategy of focusing a substantial amount of our efforts on "wholesale" banking. Corporate and business lending is an area of expertise for all of the Corporation's senior management team. Commercial loans are also the assets most easily originated and managed by the fewest number of staff, thus reducing overhead through necessitating fewer full-time equivalents (FTE's)/$million in assets. It is also the commercial sector of our business that generates the greatest amount of deposits, and it is virtually the only source of significant demand deposits.

Mortgage and consumer loans also increased by $943,602 and $1,739,248, respectively. As the extremely rapid growth of our commercial loan portfolio gradually slows, the retail portion of our loan assets is expected to increase as a percentage of total loans. However, our strategy for growth and profitability is expected to result in the commercial sector of our lending efforts and resultant assets continuing to be the dominant portfolio category.

Final loan maturities and rate sensitivity of the loan portfolio at March 31, 1998 are as follows (in thousands):

                                     Within   Three to  One to   After
                                      Three    Twelve    Five     Five
                                     Months    Months    Years   Years    Total
                                     -------  --------  -------  ------  -------

Consumer loans                       $   834            $   661  $  382  $ 1,877
Commercial, financial and other       14,746      $ 70    8,344     337   23,497
Commercial real estate construction    1,270                618            1,888
Commercial real estate mortgages      14,580       209   32,587     580   47,956
Residential real estate mortgages         17       203      703              923
                                     -------  --------  -------  ------  -------

                                     $31,447      $482  $42,913  $1,299  $76,141
                                     =======  ========  =======  ======  =======

Loans at fixed rates                     $40      $482  $42,913  $1,299  $44,738
Loans at variable interest rates      31,403                              31,403
                                     -------  --------  -------  ------  -------

                                     $31,447      $482  $42,913  $1,299  $76,141
                                     =======  ========  =======  ======  =======


The components of the outstanding balances and percentage increase in deposits from the end of 1997 to the end of the first quarter 1998 are as follows:





                               March 31, 1998          December 31, 1997        Percent/Increase
                               --------------          -----------------        ----------------

                              Balance  Percent         Balance       Percent      (Decrease)
                              -------  -------      --------------   -------      ----------
                                                    (in thousands)
Noninterest-bearing
     Demand                   $10,601     14.1%             $7,208      74.4%           47.1%
  Interest-bearing
     Checking                   1,617      2.1                 213       2.2           659.2
     Money market                 144        2                                           N/A
     Savings                   11,908     15.8               2,089      21.6           470.0
     Time, under $100,000      32,126     42.6                 178       1.8        17,948.3
     Time, $100,000 and over   18,988     25.2                                           N/A
                              -------  -------      --------------   -------      ----------

                              $75,384    100.0%             $9,688     100.0%          678.1%
                              =======  =======      ==============   =======      ==========

                          MERCANTILE BANK CORPORATION
          Management's Discussion and Analysis of Financial Condition
                   and Results of Operations (March 31, 1998)





Total deposits were $75,384,331 at March 31, 1998, compared to $9,688,264 at prior year-end. Of this amount, $10,598,157, or approximately 14%, were demand deposits. In addition, Business Investment Checking, our combined sweep account/repurchase agreement, increased from $655,447 on December 31, 1997, to $5,088,198 on March 31, 1998. Brokered deposits, consisting primarily of $99,000 certificates obtained from depositors located outside our market area and placed by deposit brokers for a fee, totaled $40,490,321, or approximately 50% of combined deposits and Business Investment Checking at quarter-end. Our reliance on brokered deposits declined during each month of the first quarter, with new brokered deposit dollars acquired as follows: $18,847,500 in January 1998; $17,947,000 in February 1998; and $3,695,821 in March 1998. Our reliance on brokered deposits is expected to be ongoing due to our planned significant future growth; however, the downward trend in brokered deposit concentration levels reflected above should also continue as new business and retail relationships continue to be established and as existing customers fund deposit accounts/business investment checking accounts which have already been opened or as these customers require additional deposit products.

The net operating loss for the first quarter of $1,141,577 ($.76/share) is comprised primarily of $998,800 in provision for loan losses ($.66/share). The remainder of the loss, or $142,777 ($.10/share), consists of salary and benefit expense, normal operating costs and amortization of start-up expenses. Loan loss provisions are high due to the extremely rapid growth of the loan portfolio combined with management's decision to manage the portfolio utilizing a 1.5% allowance for loan and lease losses. Although the percentage loan loss reserve to total loans is high relative to the quality of the overall portfolio, company management feels it is prudent to operate with this level of reserves due to the newness of the organization and the significant number of credits at the legal lending limit of the Bank. Loan loss provisions are an immediate reduction to earnings. These provisions will also continue to reduce earnings, although more moderately, as the anticipated rate of loan growth slows.

Our payroll and other operating expenses are expected to decline as a percentage of income as the Corporation grows. It is anticipated that our efficiency ratio, currently at 81%, should decrease as the Corporation continues to grow and more adequately absorb the current salary and benefit expense and amortization of prior period organization and start-up costs.

Immediate and future plans for the remainder of 1998 include the near-term implementation of telephone banking, which is currently in the testing phase, as well as the introduction of PC banking to both our retail and commercial customers later in the year. It is management's opinion that the use of state-of-the-art technology will offset some of the potential advantages that establishing branch banking locations might provide. This is especially true if ATM kiosks are strategically located throughout our market area and used in connection with and as an adjunct to our technology.

                          PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

As a depository of funds, the Bank may occasionally be named as a defendant in lawsuits (such as garnishment proceedings) involving claims to the ownership of funds in particular accounts. Such litigation is incidental to the Bank's business.

The Corporation's management is not aware of any pending litigation.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

As reported in the Company's Form 10-KSB at December 31, 1997, the Company applied the proceeds of the public offering of its Common Stock in October 1997 to repay loans from Directors, pay officer salaries and other expenses of the offering, invest in securities and fixed assets, and fund new loans to customers. At December 31, 1997, approximately $6,503,000 remained in working capital of the Bank. This remaining working capital was used during the first quarter of 1998 to fund the loan growth during the period, along with increases in deposits.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Not applicable.

ITEM 5.  OTHER INFORMATION.

Not applicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a) Exhibits:


EXHIBIT NO.                          EXHIBIT DESCRIPTION
-----------                          -------------------

    3.1      Articles of Incorporation are incorporated by reference to exhibit
             3.1 of the Corporation's Registration Statement on Form SB-2 (Commission File no. 333-33081) that became effective on October 23, 1997

    3.2      Bylaws of the Corporation are incorporated by reference to exhibit
             3.2 of the Corporation's Registration Statement on Form SB-2 (Commission File No. 333-33081) that became effective on October 23, 1997

    11       Statement re Computation of Per Share Earnings

    27       Financial Data Schedule

                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 13, 1998.


                             MERCANTILE  BANK CORPORATION



                             By: /s/ Gerald R. Johnson, Jr.
                                ------------------------------------------------
                             Gerald R. Johnson, Jr.
                             Chairman of the Board and Chief Executive Officer (Principal Executive Officer)





                             By: /s/ Michael H. Price
                                ------------------------------------------------
                             Michael H. Price
                             President and Chief Operating Officer





                             By: /s/ Charles E. Christmas
                                ------------------------------------------------
                             Charles E. Christmas
                             (Principal Financial and Accounting Officer)

                                 EXHIBIT INDEX




EXHIBIT NO.  EXHIBIT DESCRIPTION
-----------  -------------------
3.1          Articles of Incorporation are incorporated by reference to exhibit
             3.1 of the Corporation's Registration Statement on Form SB-2 (Commission File no. 333-33081) that became effective on October 23, 1997

3.2          Bylaws of the Corporation are incorporated by reference to exhibit
             3.2 of the Corporation's Registration Statement on Form SB-2 (Commission File No. 333-33081) that became effective on October 23, 1997

11           Statement re Computation of Per Share Earnings

27           Financial Data Schedule