Form 10QSB
period 1998-06-30
MERCANTILE BANK CORP
filed 1998-08-13
CIK 1042729

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended June 30, 1998

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

At June 30, 1998, there were 1,495,000 shares of Common Stock outstanding


Transitional Small Business Disclosure Format:

                                   Yes       No  X
                                       ---      ---

                           MERCANTILE BANK CORPORATION

                                      INDEX

--------------------------------------------------------------------------------

PART 1.   Financial Information                                                                     Page No.

          Item I.    Financial Statements

          Condensed Consolidated Balance Sheets -
            June 30, 1998 (Unaudited) and December 31, 1997......................................        3

          Condensed Consolidated Statement of Income -
            Three and Six Months Ended June 30, 1998 (Unaudited).................................        4

          Condensed Consolidated Statement of Comprehensive Income -
            Three and Six Months Ended June 30, 1998 (Unaudited).................................        5

          Condensed Consolidated Statement of Changes in Shareholders Equity -
            June 30, 1998 (Unaudited) and December 31, 1997......................................        6

          Condensed Consolidated Statement of Cash Flows -
            Three and Six Months Ended June 30, 1998 (Unaudited).................................        7

          Notes to Condensed Consolidated Financial Statements (Unaudited).......................        8


          Item 2.  Management's Discussion and Analysis of Financial
            Condition and Results of Operations..................................................       14


PART II.  Other Information

          Item 1.  Legal Proceedings.............................................................       19

          Item 2.  Changes in Securities and Use of Proceeds.....................................       19

          Item 3.  Defaults upon Senior Securities...............................................       19

          Item 4.  Submission of Matters to a Vote of Security Stockholders......................       19

          Item 5.  Other Information.............................................................       19

          Item 6.  Exhibits and Reports on Form 8-K..............................................       19

          Signatures.............................................................................       21


                           MERCANTILE BANK CORPORATION
                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                           MERCANTILE BANK CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS

--------------------------------------------------------------------------------

                                                                                   June 30,          December 31,
                                                                                     1998                1997
                                                                                   --------          -----------
                                                                                  (Unaudited)
ASSETS
     Cash and due from banks                                                    $     4,313,412    $       153,300
     Short-term investments                                                             500,000          3,250,000
     Federal funds sold                                                               5,900,000          3,700,000
                                                                                ---------------    ---------------
         Total cash and cash equivalents                                             10,713,412          7,103,300

     Securities available for sale                                                   14,494,951          2,997,500

     Total loans                                                                    113,406,408         12,886,763
     Allowance for loan losses                                                       (1,665,100)          (193,300)
                                                                                ---------------    ---------------
         Total loans, net                                                           111,741,308         12,693,463


     Premises and equipment - net                                                     1,388,805            953,982
     Organizational costs - net                                                          72,406             74,871
     Accrued interest receivable                                                        721,050             52,811
     Other assets                                                                       460,645            233,258
                                                                                ---------------    ---------------

         Total assets                                                           $   139,592,577    $    24,109,185
                                                                                ===============    ===============

LIABILITIES AND SHAREHOLDERS' EQUITY
     Deposits
         Noninterest-bearing                                                    $    15,037,312    $     7,207,482
         Interest-bearing                                                           101,653,874          2,480,782
                                                                                ---------------    ---------------
              Total                                                                 116,691,186          9,688,264

     Securities sold under agreements to repurchase                                  10,555,295            655,447

     Accrued expenses and other liabilities                                             307,768            292,204
                                                                                ---------------    ---------------
         Total liabilities                                                          127,554,249         10,635,915

Shareholders' equity
     Preferred stock, no par value; 1,000,000 shares
       authorized, none issued
     Common stock, no par value:  9,000,000 shares,
       authorized; 1,495,000 shares outstanding
       at June 30, 1998 and December 31, 1997                                        13,880,972         13,880,972
     Retained earnings (deficit)                                                     (1,840,272)          (404,071)
     Net unrealized loss on securities available for sale                                (2,372)            (3,631)
                                                                                ---------------    ---------------
         Total shareholders' equity                                                  12,038,328         13,473,270
                                                                                ---------------    ---------------

              Total liabilities and shareholders' equity                        $   139,592,577    $    24,109,185
                                                                                ===============    ===============

                           MERCANTILE BANK CORPORATION
                   CONDENSED CONSOLIDATED STATEMENT OF INCOME
                                   (Unaudited)

--------------------------------------------------------------------------------

                                                                                   Three Months       Six Months
                                                                                       Ended             Ended
                                                                                   June 30, 1998     June 30, 1998
                                                                                   -------------     -------------
Interest income
     Loans, including fees                                                        $    1,952,640    $    3,000,610
     Investment securities                                                               163,441           256,363
     Federal funds sold                                                                   83,446           116,791
     Interest-bearing deposits                                                             5,476             9,914
                                                                                  --------------    --------------
         Total interest income                                                         2,204,973         3,383,678

Interest expense
     Deposits                                                                          1,195,917         1,746,196
     Other                                                                               103,597           132,259
                                                                                  --------------    --------------
         Total interest expense                                                        1,299,514         1,878,455
                                                                                  --------------    --------------


NET INTEREST INCOME                                                                      905,459         1,505,223

Provision for loan losses                                                                473,000         1,471,800
                                                                                  --------------    --------------


NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES                                      432,459            33,423

Noninterest income
     Other income                                                                         72,823            87,263
                                                                                  --------------    --------------
         Total noninterest income                                                         72,823            87,263

Noninterest expense
     Salaries and benefits                                                               416,587           818,267
     Occupancy                                                                            70,551           138,925
     Furniture and equipment                                                              32,565            71,741
     Other expense                                                                       280,103           527,954
                                                                                  --------------    --------------
         Total noninterest expenses                                                      799,906         1,556,887
                                                                                  --------------    --------------


LOSS BEFORE FEDERAL INCOME TAX                                                          (294,624)       (1,436,201)

Federal income tax expense                                                                     0                 0
                                                                                  --------------    --------------


NET LOSS                                                                          $     (294,624)   $   (1,436,201)
                                                                                  ==============    ==============

Basic and diluted loss per share                                                       $   (0.20)        $   (0.96)
                                                                                       =========         =========

Average shares outstanding                                                             1,495,000         1,495,000
                                                                                  ==============    ==============

                           MERCANTILE BANK CORPORATION
            CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
                                   (Unaudited)

--------------------------------------------------------------------------------

                                                                                   Three Months        Six Months
                                                                                       Ended              Ended
                                                                                   June 30, 1998      June 30, 1998

                                                                                   -------------     -------------
NET LOSS                                                                          $     (294,624)   $   (1,436,201)

Other comprehensive income (loss), net of tax
     Change in unrealized gains (losses) on securities                                    (1,525)            1,259
                                                                                  --------------    --------------


COMPREHENSIVE LOSS                                                                $     (296,149)   $   (1,434,942)
                                                                                  ==============    ==============

                           MERCANTILE BANK CORPORATION
                       CONDENSED CONSOLIDATED STATEMENT OF
                         CHANGES IN SHAREHOLDERS' EQUITY
                                   (Unaudited)

--------------------------------------------------------------------------------

                                                                           Net Unrealized
                                                                               Loss on
                                                                             Securities           Total
                                             Common           Retained        Available       Shareholders'
                                              Stock           Earnings        for Sale           Equity
                                             ------           --------     --------------     -------------
BALANCE, JANUARY 1, 1998                 $   13,880,972    $    (404,071)   $    (3,631)      $  13,473,270

Net loss for the period from
  January 1, 1998 through
  June 30, 1998                                               (1,436,201)                        (1,436,201)

Change in unrealized loss on
  securities available for sale,
  net of tax                                                                      1,259               1,259
                                         --------------    -------------    -----------       -------------


BALANCE, JUNE 30, 1998                   $   13,880,972    $  (1,840,272)   $    (2,372)      $  12,038,328
                                         ==============    =============    ===========       =============

                           MERCANTILE BANK CORPORATION
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Unaudited)

--------------------------------------------------------------------------------

                                                                                 Three Months        Six Months
                                                                                     Ended              Ended
                                                                                 June 30, 1998      June 30, 1998
                                                                                 -------------      -------------
CASH FLOWS FROM OPERATING ACTIVITIES
     Net loss                                                                   $     (294,624)    $   (1,436,201)
     Adjustments to reconcile net loss
       to net cash from operating activities
         Depreciation and amortization                                                  68,299            111,105
         Provision for loan losses                                                     473,000          1,471,800
         Net change in:
              Accrued interest receivable                                             (239,284)          (668,239)
              Other assets                                                             (29,582)          (224,922)
              Accrued expenses and other liabilities                                    39,335             15,564
                                                                                --------------    ---------------
                  Net cash from operating activities                                    17,144           (730,893)

CASH FLOWS FROM INVESTING ACTIVITIES
     Net change in loans                                                           (37,265,739)      (100,519,645)
     Purchase of:
         Securities available for sale                                             (10,032,245)       (13,528,853)
         Premises and equipment, net                                                  (108,641)          (513,267)
     Matured securities available for sale                                           2,000,000          2,000,000
                                                                                --------------    ---------------
              Net cash used in investing activities                                (45,406,625)      (112,561,765)

CASH FLOWS FROM FINANCING ACTIVITIES
     Net increase in deposits                                                       41,306,855        107,002,922
     Net increase in securities sold under agreements
       to repurchase                                                                 5,467,097          9,899,848
                                                                                --------------    ---------------
         Net cash from financing activities                                         46,773,952        116,902,770
                                                                                --------------    ---------------

Net change in cash and cash equivalents                                              1,384,471          3,610,112

Cash and cash equivalents at beginning of period                                     9,328,941          7,103,300
                                                                                --------------    ---------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                      $   10,713,412    $    10,713,412
                                                                                ==============    ===============

Supplemental disclosures of cash flow information
     Cash paid during the year for
         Interest                                                               $    1,177,115    $     1,616,566

                           MERCANTILE BANK CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


--------------------------------------------------------------------------------

1.   BASIS OF PRESENTATION:

     The unaudited financial statements for the three and six months ended June 30, 1998 include the consolidated results of operations of Mercantile Bank Corporation ("Corporation") and its wholly-owned subsidiary, Mercantile Bank of West Michigan ("Bank"). These consolidated financial statements have been prepared in accordance with the Instructions for Form 10-QSB and
     Item 310(b) of Regulation S-B and do not include all disclosures required by generally accepted accounting principles for a complete presentation of the Corporation's financial condition and results of operations. In the opinion of management, the information reflects all adjustments (consisting only of normal recurring adjustments) which are necessary in order to make the financial statements not misleading and for a fair presentation of the results of operations for such periods. The results for the period ended June 30, 1998 should not be considered as indicative of results for a full year. For further information, refer to the consolidated financial statements and footnotes included in the Corporation's annual report on Form 10-KSB for the year ended December 31, 1997.


2.   ALLOWANCE FOR LOAN LOSSES

     The following is a summary of the activity in the allowance for loan losses account for the six months ended June 30, 1998:

            Balance at January 1, 1998                        $      193,300
                Provision for loan losses charged
                  to operating expense                             1,471,800
                                                              --------------
            Balance at June 30, 1998                          $    1,665,100
                                                              ==============


3.   LOANS

     Total loans at June 30, 1998 were $113.4 million compared to $12.9 million at December 31, 1997, an increase of $100.5 million or 780%. The components of the outstanding balances and percentage increase in loans from the end of 1997 to the end of the second quarter 1998 are as follows:

                                                                                       Percent
                                        June 30, 1998         December 31, 1997        Increase/
                                       Balance      %         Balance       %         (Decrease)
                                       -------     ---        -------      ---        ----------
                                                                  (in thousands)
         Consumer loans               $    960      0.8%     $     15       0.1%       6,300.0%
         Commercial, financial
           and other                    35,598     31.4         7,433      57.7          378.9
         Commercial real estate
           construction                  4,328      3.8           ---      ---              NA
         Commercial real estate
           mortgages                    65,787     58.1         5,421      42.1        1,113.5
         Residential real estate
           mortgages                     6,733      5.9            18       0.1       37,311.1
                                      --------    -----      --------     -----       --------

                                      $113,406    100.0%     $ 12,887     100.0%         780.0%
                                      ========    =====      ========     =====       ========

--------------------------------------------------------------------------------

                           MERCANTILE BANK CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


--------------------------------------------------------------------------------


4.   PREMISES AND EQUIPMENT - NET

     Premises and equipment are comprised of the following:

                                                            June 30,         December 31,
                                                              1998               1997
                                                            -------          -----------
         Leasehold improvements                          $      750,588    $       545,401
         Furniture and equipment                                716,661            408,581
                                                         --------------    ---------------
                                                              1,467,249            953,982
         Less accumulated depreciation                          (78,444)               ---
                                                         --------------    ---------------

                                                         $    1,388,805    $       953,982
                                                         ==============    ===============

     Depreciation expense for the second quarter 1998 amounted to $36,547.


5.   DEPOSITS

     Total deposits at June 30, 1998 were $116.7 million compared to $9.7 million at December 31, 1997, an increase of $107.0 million or 1,104%. The components of the outstanding balances and percentage increase in deposits from the end of 1997 to the end of the second quarter 1998 are as follows:

                                                                                                  Percent
                                           June 30, 1998              December 31, 1997          Increase/
                                        Balance           %           Balance          %        (Decrease)
                                        -------          ---          -------         ---       ----------
                                                                  (in thousands)
         Noninterest-bearing
              Demand                  $    15,037        12.9%     $     7,208        74.4%          108.6%
         Interest-bearing
              Checking                      4,273         3.7              213         2.2         1,906.1
              Money market                  1,372         1.2              ---         ---              NA
              Savings                      20,552        17.6            2,089        21.6           883.8
              Time, under
                $100,000                   47,436        40.6              178         1.8        26,549.4
              Time, $100,000
                and over                   28,021        24.0              ---         ---              NA
                                      -----------    --------      -----------     -------      ----------

                                      $   116,691       100.0%     $     9,688       100.0%        1,104.5%
                                      ===========    ========      ===========     =======      ==========


--------------------------------------------------------------------------------

                           MERCANTILE BANK CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


--------------------------------------------------------------------------------

6.   BORROWINGS

     Information relating to securities sold under agreements to repurchase follows:

                                                         June 30,           December 31,
                                                           1998                 1997
                                                         -------            -----------
         Outstanding balance                          $  10,555,295         $    655,447
         Average interest rate                                 4.70%                4.70%

         Average balance                              $   5,233,576         $      3,853
         Average interest rate                                 4.70%                4.70%

         Maximum outstanding at any month end         $  10,555,295         $    655,447

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


7.   EMPLOYEE BENEFIT PLANS

     The Corporation established a 401(k) plan effective January 1, 1998, covering substantially all its employees. The Corporation's second quarter 1998 matching 401(k) contribution charged to expense was $11,396. The percent of the Corporation's matching contributions to the 401(k) is determined annually by the Board of Directors.


--------------------------------------------------------------------------------

                           MERCANTILE BANK CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


--------------------------------------------------------------------------------

8.   COMMITMENTS AND OFF-BALANCE-SHEET RISK

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

     A summary of the notional or contractual amounts of financial instruments with off-balance-sheet risk at June 30, 1998 and December 31, 1997 follows:

                                                            June 30,        December 31,
                                                              1998              1997
                                                            -------         -----------
         Commitments to make loans                       $    1,100,237    $   7,198,584
         Commercial unused lines of credit                   43,141,679        3,701,272
         Standby letters of credit                            2,690,233              ---
         Consumer unused lines of credit                      4,718,589           64,356

     Commitments to make loans generally have termination dates of one year or less and may require a fee. Since many of the above commitments expire without being used, the above amounts do not necessarily represent future cash commitments. No losses are anticipated as a result of these transactions.

9.   REGULATORY MATTERS

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


--------------------------------------------------------------------------------

                           MERCANTILE BANK CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


--------------------------------------------------------------------------------

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

                                                              Capital to Risk-
                                                               Weighted Assets
                                                              ----------------             Tier 1 Capital
                                                          Total             Tier 1        to Average Assets
                                                          -----             ------        -----------------
         Well capitalized                                  10%                 6%                 5%
         Adequately capitalized                             8                  4                  4
         Undercapitalized                                  <8                 <4                 <4

     Actual capital levels (in thousands) and minimum required levels for the Corporation and the Bank were:

                                                                                              Minimum Required
                                                                                                 to be Well
                                                                   Minimum Required          Capitalized Under
                                                                      for Capital            Prompt Corrective
                                               Actual              Adequacy Purposes         Action Regulations
                                               ------              -----------------         ------------------
                                         Amount      Ratio         Amount       Ratio        Amount       Ratio
                                         ------      -----         ------       -----        ------       -----
     June 30, 1998
       Total capital (to risk
         weighted assets)
          Consolidated                $    13,551    11.2%      $     9,653      8.0%     $    12,066     10.0%
          Bank                             12,979    10.8             9,639      8.0           12,049     10.0
       Tier 1 capital (to risk
         weighted assets)
          Consolidated                     12,041    10.0             4,833      4.0            7,249      6.0
          Bank                             11,471     9.5             4,826      4.0            7,239      6.0
       Tier 1 capital (to
         average assets)
          Consolidated                     12,041    10.6             4,566      4.0            5,708      5.0
          Bank                             11,471    10.1             4,565      4.0            5,707      5.0

     December 31, 1997
       Total capital (to risk
         weighted assets)
          Consolidated                $    13,595    78.1%      $     1,392      8.0%     $     1,740     10.0%
          Bank                             13,056    75.6             1,382      8.0            1,728     10.0
       Tier 1 capital (to risk
         weighted assets)
          Consolidated                     13,402    77.0               696      4.0            1,044      6.0
          Bank                             12,863    74.5               691      4.0            1,037      6.0
       Tier 1 capital (to
         average assets)
          Consolidated                     13,402    69.7               769      4.0              961      5.0
          Bank                             12,863    69.3               743      4.0              928      5.0



--------------------------------------------------------------------------------

                           MERCANTILE BANK CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


--------------------------------------------------------------------------------

     The Corporation and Bank were categorized as well capitalized at June 30, 1998 and year end 1997.


10.  SUBSEQUENT EVENTS

     The Corporation completed a secondary public offering subsequent to June 30, 1998. The Corporation issued 977,500 shares of common stock in the public offering, resulting in net proceeds to the Corporation of approximately $14.3 million, subject to further adjustments based upon final actual expenses incurred. Management anticipates using these proceeds to support further growth of the organization.
















--------------------------------------------------------------------------------

                           MERCANTILE BANK CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


--------------------------------------------------------------------------------


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion compares the financial condition of the Corporation and its wholly owned subsidiary, the Bank; at June 30, 1998 to December 31, 1997, and the results of operations for the three and six months ended June 30, 1998. This discussion should be read in conjunction with the interim consolidated condensed financial statements and footnotes included herein.

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

During the second quarter of 1998, the assets of Mercantile Bank Corporation increased from $93.1 million on March 31, 1998, to $139.6 million on June 30, 1998. This represents a total increase in assets of $46.5 million. A $1.4 million increase in cash and cash equivalents; a $8.0 million increase in investment securities; and a $36.8 million increase in net loans primarily comprised this growth. The increase in assets was funded by $41.3 million growth in deposits, and an increase of $5.5 million in repurchase agreements, partially offset by a $0.3 million decrease in equity. The growth in deposits is the result of both core deposits and reliance on out-of-area CD's. While management expects continuing growth, it is anticipated to be at a slower rate.



--------------------------------------------------------------------------------

                           MERCANTILE BANK CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


--------------------------------------------------------------------------------

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

                                                                       Quarter ended June 30, 1998
                                                                  Average                       Average
                                                                  Balance        Interest        Rate
                                                                  -------        --------       -------
                                                                              (in thousands)
     ASSETS
         Federal funds sold and interest-bearing
           deposits with banks                                  $     6,754    $        89         5.29%
         Investment securities - available for sale                  12,055            163         5.42
         Loans                                                       88,696          1,953         8.83
                                                                -----------    -----------     --------
           Subtotal interest-bearing assets                         107,505          2,205         8.23
         Other assets                                                 6,655
                                                                -----------

           Total assets                                         $   114,160
                                                                ===========

     LIABILITIES AND SHAREHOLDERS' EQUITY
         Interest-bearing deposits                              $    83,540    $     1,196         5.74%
         Other borrowings                                             8,804            104         4.74
                                                                -----------    -----------     --------
           Subtotal interest-bearing liabilities                     92,344          1,300         5.65
         Noninterest-bearing deposits                                 9,303
         Other liabilities                                              301
         Shareholders' equity                                        12,212
                                                                -----------

           Total liabilities and shareholders' equity           $   114,160
                                                                ===========

         Net interest income                                                   $       905
                                                                               ===========

         Net interest rate spread                                                                  2.58%
                                                                                               ========

         Net interest margin on earning assets                                                     3.37%
                                                                                               ========



--------------------------------------------------------------------------------

                           MERCANTILE BANK CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


--------------------------------------------------------------------------------

The following table sets forth the amounts of interest-earning assets and interest-bearing liabilities outstanding at June 30, 1998, which are expected to mature or reprice in each of the time periods shown (in thousands):


                                                             Interest Rate Sensitivity Period
                                                       Within      Three to      One to        After
                                                        Three       Twelve        Five         Five
                                                       Months       Months        Years        Years        Total
                                                       ------       ------       ------        -----        -----
Earning assets
     Federal funds sold                             $    5,900   $      ---   $      ---    $     ---    $    5,900
     Interest-bearing deposits                             ---          500          ---          ---           500
     Securities available for sale                         999        4,493        9,003          ---        14,495
     Consumer loans                                        249            7          421          283           960
     Commercial, financial and other                    21,310          229       12,419        1,640        35,598
     Commercial real estate construction                   712          437        1,319        1,860         4,328
     Commercial real estate mortgages                   15,315        1,751       46,846        1,874        65,786
     Residential real estate mortgages                   1,979          949        3,390          416         6,734
                                                    ----------   ----------   ----------    ---------    ----------
                                                        46,464        8,366       73,398        6,073       134,301
Interest-bearing liabilities
     Interest-bearing checking                      $    4,273   $      ---   $      ---    $     ---    $    4,273
     Savings                                            20,552          ---          ---          ---        20,552
     Money market                                        1,372          ---          ---          ---         1,372
     Time deposits < $100,000                            1,776       20,676       24,984          ---        47,436
     Time deposits $100,000 and over                     8,487       15,064        4,470          ---        28,021
     Other borrowings                                   10,555          ---          ---          ---        10,555
                                                    ----------   ----------   ----------    ---------    ----------
                                                        47,015       35,740       29,454          ---       112,209
                                                    ----------   ----------   ----------    ---------    ----------

Net asset (liability) gap                           $     (551)  $  (27,374)  $   43,944    $   6,073    $   22,092
                                                    ==========   ==========   ==========    =========    ==========

Cumulative net asset (liability) gap                $     (551)  $  (27,925)  $   16,019    $  22,092
                                                    ==========   ==========   ==========    =========


At quarter-end, commercial loans approximated 93.2% of the total loan portfolio. The significant concentration in commercial loans and the rapid growth of this portion of our business is in keeping with our stated strategy of focusing a substantial amount of our efforts on "wholesale" banking. Corporate and business lending is an area of expertise for all of the Corporation's senior management team. Commercial loans are also the assets most efficiently originated and managed by the fewest number of staff, thus reducing overhead through necessitating fewer full-time equivalents (FTE's)/$million in assets. It is also the commercial sector of our business that generates the greatest amount of deposits, and it is virtually the only source of significant demand deposits.


--------------------------------------------------------------------------------

                           MERCANTILE BANK CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


--------------------------------------------------------------------------------

Mortgage and consumer loans increased during the second quarter by $6.7 million and $0.9 million, respectively. As the extremely rapid growth of our commercial loan portfolio gradually slows, the retail portion of our loan assets is expected to increase as a percentage of total loans. However, our strategy for growth and profitability is expected to result in the commercial sector of our lending efforts and resultant assets continuing to be the dominant portfolio category.

Total deposits were $116.7 million at June 30, 1998, compared to $9.7 million at prior year-end. Of this amount $15.0 million, or approximately 12.9%, were demand deposits. In addition, Business Investment Checking, our combined sweep account/repurchase agreement, increased from $0.7 million on December 31, 1997, to $10.6 million on June 30, 1998. Out-of-area deposits, consisting primarily of $99,000 certificates obtained from depositors located outside our market area and placed by deposit brokers for a fee, totaled $59.6 million, or approximately 47% of combined deposits and Business Investment Checking at quarter-end. The amount of new out-of-area deposits obtained during the second quarter totaled $18.5 million, a level considerably lower than the $41.1 million obtained during the first quarter. Our reliance on out-of-area deposits is expected to be ongoing due to our planned significant future growth; however, the downward trend in out-of-area deposit concentration levels reflected above should also continue as new business and retail relationships continue to be established and as existing customers fund deposit accounts/business investment checking accounts which have already been opened or as these customers require additional deposit products.

The net operating loss for the second quarter was $294,624 ($0.20/share), which compares favorably to the first quarter net operating loss of $1,141,577 ($0.76/share). Growth in net interest income and a decline in loan loss provisions primarily contribute to the improved performance. Net interest income during the second quarter totaled $905,459, or $305,695 higher than the first quarter level. Provision for loan losses were $473,000 ($0.32/share) and $998,800 ($0.66/share) during the second and first quarter, respectively. Loan loss provisions are high due to the extremely rapid growth of the loan portfolio combined with management's decision to manage the portfolio utilizing a 1.5% allowance for loan and lease losses. Although the percentage loan loss reserve to total loans is high relative to the quality of the overall portfolio, company management feels it is prudent to operate with this level of reserves due to the newness of the organization and the significant number of credits at the legal lending limit of the Bank. Loan loss provisions are an immediate reduction to earnings; moreover, these provisions will continue to reduce earnings, although more moderately, as the anticipated rate of loan growth slows.

Payroll and other non-interest operating expenses are expected to decline as a percentage of income as the Corporation grows. As a result, the efficiency ratio, at 0.98% during the first six months of 1998, should decrease as the Corporation more adequately absorbs current overhead costs and amortization of prior period organization and start-up costs.



--------------------------------------------------------------------------------

                           MERCANTILE BANK CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


--------------------------------------------------------------------------------

Immediate and future plans for the remainder of 1998 include the continued growth of the recently implemented telephone banking product, as well as the introduction of PC banking to both our retail and commercial customers. It is management's opinion that the use of state-of-the-art technology will offset some of the potential advantages that establishing branch banking locations might provide. This is especially true if ATM kiosks are strategically located throughout our market area and used in connection with and as an adjunct to our technology.























--------------------------------------------------------------------------------

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

Not applicable.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

At its Annual Meeting held on April 21, 1998, the Corporation's stockholders voted to elect four directors, C. John Gill, Gerald R. Johnson, Jr., Calvin D. Murdock, and Donald Williams, Sr., each for a three year term expiring at the Annual Meeting of the stockholders of the Corporation in 2001. The results of the election were as follows:

                                         Votes               Votes             Votes           Broker
     Nominee                              For               Withheld         Abstained        Non-Votes
     -------                             -----              --------         ---------        ---------
     C. John Gill                     1,435,102               5,500             ---              ---
     Gerald R. Johnson, Jr.           1,434,702               5,900             ---              ---
     Calvin D. Murdock                1,435,102               5,500             ---              ---
     Donald Williams, Sr.             1,435,102               5,500             ---              ---

The terms of office of the following directors (who were not up for election) continued after the Annual Meeting: Betty S. Burton, Peter A. Cordes, David M. Hecht, Susan K. Jones, Lawrence W. Larsen, Michael H. Price, Dale J, Visser, and Robert M. Wynalda.

ITEM 5.  OTHER INFORMATION.

Not applicable.







--------------------------------------------------------------------------------

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)  Exhibits:


     EXHIBIT NO.                   EXHIBIT DESCRIPTION
     ----------                    -------------------

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

        27             Financial Data Schedule












--------------------------------------------------------------------------------

                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 12, 1998.


                            MERCANTILE BANK CORPORATION



                            By: /s/ Gerald R. Johnson, Jr.
                                ---------------------------------------
                            Gerald R. Johnson, Jr.
                            Chairman of the Board and Chief Executive Officer (Principal Executive Officer)





                            By:  /s/ Michael H. Price
                                ---------------------------------------
                            Michael H. Price
                            President and Chief Operating Officer





                            By:  /s/ Charles E. Christmas
                                ---------------------------------------
                            Charles E. Christmas
                            Vice President of Finance, Treasurer and
                            Compliance Officer
                            (Principal Financial and Accounting Officer)




--------------------------------------------------------------------------------

                                  EXHIBIT INDEX


EXHIBIT NO.            EXHIBIT DESCRIPTION
----------             -------------------

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

27                     Financial Data Schedule












--------------------------------------------------------------------------------