Form 10QSB
period 1998-09-30
MERCANTILE BANK CORP
filed 1998-11-12
CIK 1042729

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended September 30, 1998

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

At September 30, 1998, there were 2,472,500 shares of Common Stock outstanding


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

         Item I.    Financial Statements

         Condensed Consolidated Balance Sheets -
           September 30, 1998 (Unaudited) and December 31, 1997............... 3

         Condensed Consolidated Statement of Income -
           Three and Nine Months Ended September 30, 1998 (Unaudited)......... 4

         Condensed Consolidated Statement of Comprehensive Income -
           Three and Nine Months Ended September 30, 1998 (Unaudited)......... 5

         Condensed Consolidated Statement of Changes in Shareholders Equity -
           September 30, 1998 (Unaudited) and December 31, 1997............... 6

         Condensed Consolidated Statement of Cash Flows -
           Three and Nine Months Ended September 30, 1998 (Unaudited)......... 7

         Notes to Condensed Consolidated Financial Statements (Unaudited)..... 8


         Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations................................15


PART II. Other Information
         -----------------

         Item 1.  Legal Proceedings...........................................20

         Item 2.  Changes in Securities and Use of Proceeds...................20

         Item 3.  Defaults upon Senior Securities.............................20

         Item 4.  Submission of Matters to a Vote of Security Stockholders....20

         Item 5.  Other Information...........................................20

         Item 6.  Exhibits and Reports on Form 8-K............................20

         Signatures...........................................................21

                           MERCANTILE BANK CORPORATION
                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                           MERCANTILE BANK CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS

--------------------------------------------------------------------------------

                                                            September 30,       December 31,
                                                                1998                1997
                                                           ---------------    ----------------
                                                             (Unaudited)
ASSETS
     Cash and due from banks                               $     7,691,694    $        153,300
     Short-term investments                                        500,000           3,250,000
     Federal funds sold                                          6,100,000           3,700,000
                                                           ---------------    ----------------
         Total cash and cash equivalents                        14,291,694           7,103,300

     Securities available for sale                              22,657,819           2,997,500

     Total loans                                               140,838,861          12,886,763
     Allowance for loan losses                                  (2,135,100)           (193,300)
                                                           ----------------   ----------------
         Total loans, net                                      138,703,761          12,693,463


     Premises and equipment - net                                1,401,897             953,982
     Organizational costs - net                                     68,308              74,871
     Accrued interest receivable                                   967,572              52,811
     Other assets                                                  403,448             233,258
                                                           ---------------    ----------------

         Total assets                                      $   178,494,499    $     24,109,185
                                                           ===============    ================

LIABILITIES AND SHAREHOLDERS' EQUITY
     Deposits
         Noninterest-bearing                               $    14,542,505    $      7,207,482
         Interest-bearing                                      121,500,220           2,480,782
                                                           ---------------    ----------------
              Total                                            136,042,725           9,688,264

     Securities sold under agreements to repurchase             15,351,539             655,447

     Accrued expenses and other liabilities                        514,425             292,204
                                                           ---------------    ----------------
         Total liabilities                                     151,908,689          10,635,915

Shareholders' equity
     Preferred stock, no par value; 1,000,000 shares
       authorized, none issued
     Common stock, no par value:  9,000,000 shares,
       authorized; 2,472,500 shares outstanding
       at September 30, 1998, and 1,495,000 shares
       outstanding at December 31, 1997                         28,181,798          13,880,972
     Retained earnings (deficit)                                (1,724,072)           (404,071)
     Net unrealized gain (loss) on securities
       available for sale                                          128,084              (3,631)
                                                           ---------------    ----------------
         Total shareholders' equity                             26,585,810          13,473,270
                                                           ---------------    ----------------

              Total liabilities and shareholders' equity   $   178,494,499    $     24,109,185
                                                           ===============    ================


                         MERCANTILE BANK CORPORATION


                   CONDENSED CONSOLIDATED STATEMENT OF INCOME
                                   (Unaudited)

--------------------------------------------------------------------------------


                                                              Three Months                 Nine Months
                                                                  Ended                       Ended
                                                           September 30, 1998          September 30, 1998
                                                           ------------------          ------------------
Interest income
     Loans, including fees                                 $    2,711,559               $     5,712,169
     Investment securities                                        285,197                       541,560
     Federal funds sold                                            66,791                       183,582
     Interest-bearing deposits                                      6,195                        16,109
                                                           --------------               ---------------
         Total interest income                                  3,069,742                     6,453,420

Interest expense
     Deposits                                                   1,549,474                     3,295,670
     Other                                                        164,412                       296,671
                                                           --------------               ---------------
         Total interest expense                                 1,713,886                     3,592,341
                                                           --------------               ---------------

NET INTEREST INCOME                                             1,355,856                     2,861,079

Provision for loan losses                                         470,000                     1,941,800
                                                           --------------               ---------------

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES               885,856                       919,279

Noninterest income
     Other income                                                 176,040                       263,303
                                                           --------------               ---------------
         Total noninterest income                                 176,040                       263,303

Noninterest expense
     Salaries and benefits                                        504,351                     1,322,618
     Occupancy                                                     78,098                       217,023
     Furniture and equipment                                       44,671                       116,412
     Other expense                                                318,576                       846,530
                                                           --------------               ---------------
         Total noninterest expenses                               945,696                     2,502,583

INCOME (LOSS) BEFORE FEDERAL INCOME TAX                           116,200                    (1,320,001)

Federal income tax expense                                              0                             0
                                                           --------------               ---------------

NET INCOME (LOSS)                                          $      116,200               $    (1,320,001)
                                                           ==============               ===============

Basic and diluted income (loss) per share                  $         0.05               $         (0.77)
                                                           ==============               ===============

Average shares outstanding                                      2,145,435                     1,714,194
                                                           ==============               ===============

                         MERCANTILE BANK CORPORATION


            CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
                                   (Unaudited)



--------------------------------------------------------------------------------

                                                                Three Months           Nine Months
                                                                    Ended                 Ended
                                                             September 30, 1998    September 30, 1998
                                                             ------------------    ------------------

NET INCOME (LOSS)                                            $          116,200    $       (1,320,001)

Other comprehensive income (loss), net of tax
     Change in unrealized gains (losses) on securities                  130,456               131,715
                                                             ------------------    ------------------


COMPREHENSIVE INCOME (LOSS)                                  $          246,656    $       (1,188,286)
                                                             ==================    ==================

                         MERCANTILE BANK CORPORATION
                       CONDENSED CONSOLIDATED STATEMENT OF
                         CHANGES IN SHAREHOLDERS' EQUITY
                                   (Unaudited)


--------------------------------------------------------------------------------

                                                                                  Net Unrealized
                                                                                      Loss on
                                                                                    Securities           Total
                                                  Common             Retained        Available       Shareholders'
                                                   Stock             Earnings        for Sale           Equity
                                             ----------------    ---------------  --------------   ----------------

BALANCE, JANUARY 1, 1998                     $     13,880,972    $      (404,071) $      (3,631)   $     13,473,270

Common stock sale, July 30, 1998
   net of issuance expenses                        14,300,826                                            14,300,826

Net loss for the period from
  January 1, 1998 through
  September 30, 1998                                                  (1,320,001)                        (1,320,001)

Change in unrealized gain (loss)
  on securities available for sale,
  net of tax                                                                            131,715             131,715
                                             ----------------    ---------------  -------------    ----------------


BALANCE, SEPTEMBER 30, 1998                  $     28,181,798    $    (1,724,072) $     128,084    $     26,585,810
                                             ================    ===============  =============    ================

                         MERCANTILE BANK CORPORATION
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Unaudited)

--------------------------------------------------------------------------------

                                                              Three Months                Nine Months
                                                                  Ended                      Ended
                                                           September 30, 1998         September 30, 1998
                                                           ------------------         ------------------
CASH FLOWS FROM OPERATING ACTIVITIES
     Net income (loss)                                     $       116,200            $      (1,320,001)
     Adjustments to reconcile net loss
       to net cash from operating activities
         Depreciation and amortization                              71,816                      184,472
         Provision for loan losses                                 470,000                    1,941,800
         Net change in:
              Accrued interest receivable                         (246,522)                    (914,761)
              Other assets                                          34,556                     (191,917)
              Accrued expenses and other liabilities               140,657                      156,221
                                                           ---------------            -----------------
                  Net cash from operating activities               586,707                     (144,186)

CASH FLOWS FROM INVESTING ACTIVITIES
     Net change in loans                                       (27,432,453)                (127,952,098)
     Purchase of:
         Securities available for sale                         (10,048,616)                 (23,577,469)
         Premises and equipment, net                               (57,698)                    (570,965)
     Proceeds from sales and maturities
         of securities available for sale                        2,081,733                    4,081,733
                                                           ---------------            -----------------
              Net cash used in investing activities            (35,457,034)                (148,018,799)

CASH FLOWS FROM FINANCING ACTIVITIES
     Net proceeds from sale of common stock                     14,300,826                   14,300,826
     Net increase in deposits                                   19,351,539                  126,354,461
     Net increase in securities sold under agreements
       to repurchase                                             4,796,244                   14,696,092
                                                           ---------------            -----------------
         Net cash from financing activities                     38,448,609                  155,351,379
                                                           ---------------            -----------------

Net change in cash and cash equivalents                          3,578,282                    7,188,394

Cash and cash equivalents at beginning of period                10,713,412                    7,103,300
                                                           ---------------            -----------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                 $    14,291,694            $      14,291,694
                                                           ===============            =================

Supplemental disclosures of cash flow information
     Cash paid during the year for
         Interest                                          $     1,584,873            $       3,207,981


                           MERCANTILE BANK CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


--------------------------------------------------------------------------------




1.   BASIS OF PRESENTATION:

     The unaudited financial statements for the three and nine months ended September 30, 1998 include the consolidated results of operations of Mercantile Bank Corporation ("Corporation") and its wholly-owned subsidiary, Mercantile Bank of West Michigan ("Bank"). These consolidated financial statements have been prepared in accordance with the Instructions for Form 10-QSB and Item 310(b) of Regulation S-B and do not include all disclosures required by generally accepted accounting principles for a complete presentation of the Corporation's financial condition and results of operations. In the opinion of management, the information reflects all adjustments (consisting only of normal recurring adjustments) which are necessary in order to make the financial statements not misleading and for a fair presentation of the results of operations for such periods. The results for the period ended September 30, 1998 should not be considered as indicative of results for a full year. For further information, refer to the consolidated financial statements and footnotes included in the Corporation's annual report on Form 10-KSB for the year ended December 31, 1997.


2.   ALLOWANCE FOR LOAN LOSSES

     The following is a summary of the activity in the allowance for loan losses account for the nine months ended September 30, 1998:


                  Balance at January 1, 1998                     $      193,300
                      Provision for loan losses charged
                        to operating expense                          1,941,800
                                                                 --------------
                  Balance at September 30, 1998                  $    2,135,100
                                                                 ==============


3.   LOANS

     Total loans at September 30, 1998 were $140.8 million compared to $12.9 million at December 31, 1997, an increase of $127.9 million or 993%. The components of the outstanding balances and percentage increase in loans from the end of 1997 to the end of the third quarter 1998 are as follows:

                                                                                     Percent
                                      September 30, 1998       December 31, 1997    Increase/
                                        Balance       %            Balance     %    (Decrease)
                                      -----------   -----      -------------- ---   ----------
                                                               (in thousands)
         Consumer loans               $     1,646     1.2%     $        15    0.1%    10,873.3%
         Commercial, financial
           and other                       45,198    32.1            7,433   57.7        508.1
         Commercial real estate
           construction                     8,844     6.3              ---   ----           NA
         Commercial real estate
           mortgages                       77,092    54.7            5,421   42.1      1,322.1
         Residential real estate
           mortgages                        8,059     5.7               18    0.1     44,672.2
                                      -----------   -----      -----------  -----   ----------

                                      $   140,839   100.0%     $    12,887  100.0%       992.8%
                                      ===========   =====      ===========  =====   ==========

--------------------------------------------------------------------------------

                           MERCANTILE BANK CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


--------------------------------------------------------------------------------



4.   PREMISES AND EQUIPMENT - NET

     Premises and equipment are comprised of the following:

                                                               September 30,      December 31,
                                                                   1998               1997
                                                             --------------     ---------------
         Leasehold improvements                              $      771,942     $       545,401
         Furniture and equipment                                    753,005             408,581
                                                             --------------     ---------------
                                                                  1,524,947             953,982
         Less accumulated depreciation                             (123,050)                ---
                                                             --------------     ---------------

                                                             $    1,401,897     $       953,982
                                                             ==============     ===============

     Depreciation expense for the third quarter 1998 amounted to $44,606.


5.   DEPOSITS

     Total deposits at September 30, 1998 were $136.0 million compared to $9.7 million at December 31, 1997, an increase of $126.3 million or 1,304%. The components of the outstanding balances and percentage increase in deposits from the end of 1997 to the end of the third quarter 1998 are as follows:

                                                                                               Percent
                                        September 30, 1998           December 31, 1997        Increase/
                                           Balance        %            Balance       %       (Decrease)
                                        ----------      -----        ---------     -----     ----------
                                                                     (in thousands)
         Noninterest-bearing
              Demand                    $   14,543       10.7%       $   7,208      74.4%         101.8%
         Interest-bearing
              Checking                       5,549        4.1              213       2.2        2,505.2
              Money market                   1,964        1.4              ---       ---             NA
              Savings                       22,485       16.5            2,089      21.6          976.4
              Time, under
                $100,000                    58,911       43.3              178       1.8       32,996.1
              Time, $100,000
                and over                    32,591       24.0              ---       ---             NA
                                        ----------      -----        ---------     -----     ----------

                                        $  136,043      100.0%       $   9,688     100.0%       1,304.2%
                                        ==========      =====        =========     =====     ==========

--------------------------------------------------------------------------------

                           MERCANTILE BANK CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


--------------------------------------------------------------------------------


6.   BORROWINGS

     Information relating to securities sold under agreements to repurchase follows:

                                                     September 30,         December 31,
                                                         1998                 1997
                                                    --------------        -------------
         Outstanding balance                        $   15,351,539        $     655,447
         Average interest rate                                4.70%                4.70%

         Average balance                            $    8,191,223        $       3,853
         Average interest rate                                4.70%                4.70%

         Maximum outstanding at any month end       $   15,351,539        $     655,447

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


7.   EMPLOYEE BENEFIT PLANS

     The Corporation established a 401(k) plan effective January 1, 1998, covering substantially all its employees. The Corporation's third quarter 1998 matching 401(k) contribution charged to expense was $15,173. The percent of the Corporation's matching contributions to the 401(k) is determined annually by the Board of Directors.




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

     A summary of the notional or contractual amounts of financial instruments with off-balance-sheet risk at September 30, 1998 and December 31, 1997 follows:

                                                      September 30,           December 31,
                                                          1998                    1997
                                                    ---------------         ---------------
         Commitments to make loans                  $     2,473,358         $     7,198,584
         Commercial unused lines of credit               57,382,926               3,701,272
         Standby letters of credit                       12,580,983                     ---
         Consumer unused lines of credit                  6,212,563                  64,356

     Commitments to make loans generally have remaining termination dates of one year or less and may require a fee if funded. Since many of the above commitments expire without being used, the above amounts do not necessarily represent future cash commitments.

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



--------------------------------------------------------------------------------

                           MERCANTILE BANK CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


--------------------------------------------------------------------------------


     The prompt corrective action regulations provide five classifications, including well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized, although these terms are not used to represent overall financial condition. If adequately capitalized, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions are limited, as is asset growth and expansion, and plans for capital restoration are required. The minimum requirements are:
                                       Capital to Risk-
                                       Weighted Assets
                                       ---------------         Tier 1 Capital
                                   Total           Tier 1     to Average Assets
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
         Undercapitalized           <8                <4             <4

     Actual capital levels (in thousands) and minimum required levels for the Corporation and the Bank were:

                                                                                             Minimum Required
                                                                                                to be Well
                                                                   Minimum Required          Capitalized Under
                                                                      for Capital            Prompt Corrective
                                               Actual              Adequacy Purposes        Action Regulations
                                               ------              -----------------        ------------------
                                        Amount       Ratio         Amount       Ratio        Amount       Ratio
                                      -----------    -----      -----------     -----     -----------     -----
     September 30, 1998
       Total capital (to risk
         weighted assets)
          Consolidated                $    28,488     16.2%     $    12,988       8.0%    $    16,235      10.0%
          Bank                             27,434     15.6           12,980       8.0          16,226      10.0
       Tier 1 capital (to risk
         weighted assets)
          Consolidated                     26,458     15.0            6,498       4.0           9,747       6.0
          Bank                             25,403     14.4            6,495       4.0           9,742       6.0
       Tier 1 capital (to
         average assets)
          Consolidated                     26,458     17.0            6,234       4.0           7,792       5.0
          Bank                             25,403     16.3            6,221       4.0           7,776       5.0

     December 31, 1997
       Total capital (to risk
         weighted assets)
          Consolidated                $    13,595     78.1%     $     1,392       8.0%     $    1,740      10.0%
          Bank                             13,056     75.6            1,382       8.0           1,728      10.0
       Tier 1 capital (to risk
         weighted assets)
          Consolidated                     13,402     77.0              696       4.0           1,044       6.0
          Bank                             12,863     74.5              691       4.0           1,037       6.0
       Tier 1 capital (to
         average assets)
          Consolidated                     13,402     69.7              769       4.0             961       5.0
          Bank                             12,863     69.3              743       4.0             928       5.0

--------------------------------------------------------------------------------

                           MERCANTILE BANK CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


--------------------------------------------------------------------------------



     The Corporation and Bank were categorized as well capitalized at September 30, 1998 and year end 1997.

10.  SALE OF COMMON STOCK

     During the third quarter the Corporation completed a secondary common stock offering, selling 977,500 shares. Net of issuance expenses the common stock sale raised $14.3 million. Substantially all of the net proceeds were contributed to the Bank, which will be used to support the anticipated growth in assets, fund investments in loans and securities, and for general corporate purposes.

11.  YEAR 2000 ISSUE

     The approach of the year 2000 presents potential problems to businesses that utilize computers in their daily operations. Some computer systems may not be able to properly interpret dates after December 31, 1999, because they use only two digits to indicate the year in the date. Therefore, a date using "00" as the year may recognize the year as 1900 rather than the year 2000.

     The Corporation has formed a Year 2000 Working Group to address the potential problems associated with the Year 2000 computer issue. The Year 2000 Working Group, consisting of senior officers and employees, meets on a regular basis and provides regular reports to the Board of Directors detailing progress with the Year 2000 issue.

     As with any organization that depends on technology, particularly computer systems and software, a Year 2000 related failure poses a significant threat to continued business operations. While the Corporation has developed a plan to ensure Year 2000 readiness, we recognize that the success of our third party providers is vital to our success. Vendors of particular concern include, but are not limited to, our computer service providers, electronic banking vendors, correspondent banks, and utility and telecommunications companies. Additional risks include the Bank's lending and deposit relationships, as well as security and heating, ventilation, and air conditioning systems. The Corporation does not utilize any in-house programmed software.

     Management believes that all significant vendors have been identified and contacted regarding their Year 2000 readiness. These vendors have indicated that either their products are currently Year 2000 compliant or will be by December 31, 1999. For computer-based systems that are considered vital to operations, such as data and transaction processing, actual testing has been or will be conducted prior to December 31, 1999, to ensure Year 2000 readiness. In addition, a Year 2000 questionnaire has been sent to all commercial loan customers (comprising 92% of the loan portfolio) requesting information concerning their Year 2000 readiness. Responses are currently being followed-up by the lending staff.

--------------------------------------------------------------------------------

                           MERCANTILE BANK CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


--------------------------------------------------------------------------------



     Costs to the Corporation related to the Year 2000 issue are estimated to be between $10,000 and $15,000. These costs include testing of the data processing equipment and programs, equipment upgrades, and employee/customer education. It is impossible to predict the exact expenses associated with the Year 2000 issue and additional funds may be needed for unknown expesnses relating to Year 2000 testing, training, and education, as well as system and software replacements.

     Despite careful planning by the Corporation, we recognize there may be circumstances beyond our control that may prohibit us from operating "as usual" after December 31, 1999. The Year 2000 Working Group is currently in the process of developing a contingency plan to address potential Year 2000 problems.




























--------------------------------------------------------------------------------

                           MERCANTILE BANK CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


--------------------------------------------------------------------------------



ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion compares the financial condition of the Corporation and its wholly owned subsidiary, the Bank, at September 30, 1998 to December 31, 1997, and the results of operations for the three and nine months ended September 30, 1998. This discussion should be read in conjunction with the interim consolidated condensed financial statements and footnotes included herein.

This report contains forward-looking statements that are based on management's beliefs, assumptions, current expectations, estimates and projections about the financial services industry, the economy, and about the Corporation. Words such as "anticipates," "believes," "estimates," "expects," "forecasts," "intends," "is likely," "plans," "projects," variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions ("Future Factors") that are difficult to predict with regard to timing, extent, likelihood and degree of occurrence. Therefore, actual results and outcomes may materially differ from what may be expressed or forecasted in such forward-looking statements. The Corporation undertakes no obligation to update, amend, or clarify forward looking statements, whether as a result of new information, future events (whether anticipated or unanticipated), or otherwise.

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

During the third quarter of 1998, the assets of Mercantile Bank Corporation increased from $139.6 million on June 30, 1998, to $178.5 million on September 30, 1998. This represents a total increase in assets of $38.9 million. A $3.6 million increase in cash and cash equivalents; an $8.2 million increase in investment securities; and a $27.0 million increase in net loans primarily comprised this growth. The increase in assets was primarily funded by $19.3 million growth in deposits, an increase of $4.7 million in repurchase agreements, and an increase of $14.6 million in equity. The growth in deposits is the result of both core deposits and reliance on out-of-area CD's, while the increase in equity was due primarily from the sale of common stock. While management expects continuing growth, it is anticipated to be at a slower rate.



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


                                                                            Quarter ended September 30, 1998
                                                                          Average                       Average
                                                                          Balance        Interest        Rate
                                                                        -----------   -------------    --------
                                                                                      (in thousands)
     ASSETS
         Federal funds sold and interest-bearing
           deposits with banks                                          $     5,237    $        73         5.58%
         Investment securities - available for sale                          19,783            285         5.76
         Loans                                                              123,297          2,712         8.80
                                                                        -----------    -----------     --------
           Subtotal interest-bearing assets                                 148,317          3,070         8.28
         Other assets                                                         7,521
                                                                        -----------

           Total assets                                                 $   155,838
                                                                        ===========

     LIABILITIES AND SHAREHOLDERS' EQUITY
         Interest-bearing deposits                                      $   108,152    $     1,550         5.73%
         Other borrowings                                                    13,750            164         4.77
                                                                        -----------    -----------     --------
           Subtotal interest-bearing liabilities                            121,902          1,714         5.62
         Noninterest-bearing deposits                                        11,781
         Other liabilities                                                      396
         Shareholders' equity                                                21,759
                                                                        -----------

           Total liabilities and shareholders' equity                   $   155,838
                                                                        ===========

         Net interest income                                                           $     1,356
                                                                                       ===========

         Net interest rate spread                                                                          2.66%
                                                                                                       ========
         Net interest margin on earning assets                                                             3.66%
                                                                                                       ========

--------------------------------------------------------------------------------

                           MERCANTILE BANK CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


--------------------------------------------------------------------------------




The following table sets forth the amounts of interest-earning assets and interest-bearing liabilities outstanding at September 30, 1998, which are expected to mature or reprice in each of the time periods shown (in thousands):


                                                             Interest Rate Sensitivity Period
                                                       Within      Three to      One to        After
                                                        Three       Twelve        Five         Five
                                                       Months       Months        Years        Years        Total
                                                    ----------   ----------   ----------    ---------    ----------
Earning assets
     Federal funds sold                             $    6,100   $      ---   $      ---    $     ---    $    6,100
     Interest-bearing deposits                             500          ---          ---          ---           500
     Securities available for sale                       2,002        4,524       14,130        2,002        22,658
     Consumer loans                                        589          ---          777          280         1,646
     Commercial, financial and other                    27,495          168       16,843          692        45,198
     Commercial real estate construction                 1,781          957        2,983        3,123         8,844
     Commercial real estate mortgages                   15,487          ---       59,098        2,507        77,092
     Residential real estate mortgages                   1,922        1,417        4,098          622         8,059
                                                    ----------   ----------   ----------    ---------    ----------
                                                        55,876        7,066       97,929        9,226       170,097
Interest-bearing liabilities
     Interest-bearing checking                      $    5,549   $      ---   $      ---    $     ---    $    5,549
     Savings                                            22,485          ---          ---          ---        22,485
     Money market                                        1,964          ---          ---          ---         1,964
     Time deposits <$100,000                             5,368       35,862       17,681          ---        58,911
     Time deposits $100,000 and over                     9,257       15,361        7,973          ---        32,591
     Other borrowings                                   15,352          ---          ---          ---        15,352
                                                    ----------   ----------   ----------    ---------    ----------
                                                        59,975       51,223       25,654          ---       136,852
                                                    ----------   ----------   ----------    ---------    ----------

Net asset (liability) gap                           $   (4,099)  $  (44,157)  $   72,275    $   9,226    $   33,245
                                                    ==========   ==========   ==========    =========    ==========

Cumulative net asset (liability) gap                $   (4,099)  $  (48,256)  $   24,019    $  33,245
                                                    ==========   ==========   ==========    =========


At quarter-end, commercial loans approximated 93.1% of the total loan portfolio. The significant concentration in commercial loans and the rapid growth of this portion of our business is in keeping with our stated strategy of focusing a substantial amount of our efforts on "wholesale" banking. Corporate and business lending is an area of expertise for all of the Corporation's senior management team. Commercial loans are also the assets most efficiently originated and managed by the fewest number of staff, thus reducing overhead through necessitating fewer full-time equivalents (FTE's)/$million in assets. It is also the commercial sector of our business that generates the greatest amount of deposits, and it is virtually the only source of significant demand deposits.


--------------------------------------------------------------------------------

                           MERCANTILE BANK CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


--------------------------------------------------------------------------------




Mortgage and consumer loans increased during the second quarter by $1.3 million and $0.6 million, respectively. As the extremely rapid growth of our commercial loan portfolio gradually slows, the retail portion of our loan assets is expected to increase as a percentage of total loans. However, our strategy for growth and profitability is expected to result in the commercial sector of our lending efforts and resultant assets continuing to be the dominant portfolio category.

Total deposits were $136.0 million at September 30, 1998, compared to $116.7 million at June 30, 1998. Of this amount $14.5 million, or approximately 10.7%, were demand deposits. In addition, Business Investment Checking, our combined sweep account/repurchase agreement, increased from $10.6 million on June 30, 1998, to $15.4 million on September 30, 1998. Out-of-area deposits, consisting primarily of $99,000 certificates obtained from depositors located outside our market area and placed by deposit brokers for a fee, increased $14.5 million during the third quarter. As of September 30, 1998, out-of-area CDs totaled $72.1 million, or approximately 48% of combined deposits and Business Investment Checking. Reliance on out-of-area deposits is expected to be ongoing due to our planned significant future growth; however, a modest decline in the out-of-area deposit concentration level is expected as new business and retail relationships continue to be established and as existing customers fund deposit accounts/business investment checking accounts which have already been opened or as these customers require additional deposit products.

The Corporation completed a secondary common stock offering during the third quarter, selling 977,500 shares. Net of issuance expenses the offering raised $14.3 million. Substantially all of the net proceeds were contributed to the Bank, which will be used to support the anticipated growth in assets, fund investments in loans and securities, and for general corporate purposes.

The net operating income for the third quarter was $116,200 ($0.05/share), which compares favorably to the second quarter net operating loss of $294,624 ($0.20/share). Growth in net interest income and noninterest income, combined with only a modest increase in noninterest expense and a stable loan loss provision, primarily contributed to the improved performance. Net interest income during the third quarter totaled $1,355,856, or $450,397 higher than the second quarter level. Noninterest income during the third quarter increased by $103,089 over the level earned during the second quarter, primarily reflecting increased fee income from residential mortgage loan referrals and commercial letters of credit. Noninterest expense during the third quarter totaled $945,696, or $145,790 higher than the second quarter level. The increase in noninterest expense primarily resulted from the hiring of additional employees during the quarter. Provision for loan losses were $470,000 ($0.22 per share) and $473,000 ($0.31 per share) during the third and second quarters, respectively. Loan loss provisions are high due to the extremely rapid growth of the loan portfolio combined with management's decision to manage the portfolio utilizing a 1.5% allowance for loan and lease losses. Although the percentage loan loss reserve to total loans is high relative to the quality of the overall portfolio, company management feels it is prudent to operate with this level of reserves due to the newness of the organization and the significant number of credits at or near the legal lending limit of the Bank. Loan loss provisions are an immediate reduction to earnings;




--------------------------------------------------------------------------------

                           MERCANTILE BANK CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


--------------------------------------------------------------------------------

moreover, these provisions will continue to reduce earnings, although more moderately, as the anticipated rate of loan growth slows.

Payroll and other non-interest operating expenses have and are expected to continue to decline as a percentage of income as the Corporation grows. The efficiency ratio during the third quarter was 62%, which compares favorably to the 82% for the second quarter. The efficiency ratio should decrease, although at a slower rate, as the Corporation more adequately absorbs current overhead costs and amortization of prior period organization and start-up costs.

Subsequent to September 30, 1998, the Bank notified the appropriate bank regulatory agencies of its intent to establish a branch/operations center within the Grand Rapids metropolitan area. This facility, scheduled to open on or about March 1, 1999, will be the Bank's first branch facility. Additional immediate and future plans for the remainder of 1998 include the continued growth of the recently implemented telephone banking product, as well as the introduction of PC banking to both our retail and commercial customers. It is management's opinion that the use of state-of-the-art technology will offset some of the potential advantages that establishing multiple branch banking locations throughout the market area might provide. This is especially true if ATM kiosks are strategically located throughout our market area and used in connection with and as an adjunct to our technology.





















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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)  Exhibits:

       EXHIBIT NO.                         EXHIBIT DESCRIPTION
       -----------                         -------------------

           3.1 Articles of Incorporation are incorporated by reference to exhibit 3.1 of the Corporation's Registration Statement on Form SB-2 (Commission File no. 333-33081) that became effective on October 23, 1997

           3.2 Bylaws of the Corporation are incorporated by reference to exhibit 3.2 of the Corporation's Registration Statement on Form SB-2 (Commission File No. 333-33081) that became effective on October 23, 1997

           10.1 Buy and Sell Agreement dated August 19, 1998, covering a portion of Mercantile Bank of West Michigan's land purchase in Alpine Township to be used for branch location.

           10.2 Buy and Sell Agreement dated August 19, 1998, covering a portion of Mercantile Bank of West Michigan's land purchase in Alpine Township to be used for branch location.

           11               Statement re Computation of Per Share Earnings

           27               Financial Data Schedule



--------------------------------------------------------------------------------

                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 11, 1998


                                MERCANTILE  BANK CORPORATION



                                By:  /s/ Gerald R. Johnson, Jr.
                                   -------------------------------------------
                                Gerald R. Johnson, Jr.
                                Chairman of the Board and Chief
                                Executive Officer
                                (Principal Executive Officer)





                                By:  /s/ Michael H. Price
                                   -------------------------------------------
                                Michael H. Price
                                President and Chief Operating Officer





                                By:  /s/ Charles E. Christmas
                                   -------------------------------------------
                                Charles E. Christmas
                                Vice President of Finance, Treasurer and
                                Compliance Officer
                                (Principal Financial and Accounting Officer)




--------------------------------------------------------------------------------

                                  EXHIBIT INDEX



EXHIBIT NO.                 EXHIBIT DESCRIPTION
-----------                 -------------------

3.1 Articles of Incorporation are incorporated by reference to exhibit 3.1 of the Corporation's Registration Statement on Form SB-2 (Commission File no. 333-33081) that became effective on October 23, 1997

3.2 Bylaws of the Corporation are incorporated by reference to exhibit 3.2 of the Corporation's Registration Statement on Form SB-2 (Commission File No. 333-33081) that became effective on October 23, 1997

10.1 Buy and Sell Agreement dated August 19, 1998, covering a portion of Mercantile Bank of West Michigan's land purchase in Alpine Township to be used for branch location.

10.2 Buy and Sell Agreement dated August 19, 1998, covering a portion of Mercantile Bank of West Michigan's land purchase in Alpine Township to be used for branch location.

11                          Statement re Computation of Per Share Earnings

27                          Financial Data Schedule




--------------------------------------------------------------------------------