Form 10KSB40
period 1998-12-31
MERCANTILE BANK CORP
filed 1999-03-24
CIK 1042729

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                  -------------

                                   FORM 10-KSB

                 [X] Annual report under Section 13 or 15(d) of
                      the Securities Exchange Act of 1934

For the fiscal year ended December 31, 1998                   Commission File No. 333-33081

                           MERCANTILE BANK CORPORATION
                 (Name of small business issuer in its charter)


                  MICHIGAN                                                      38-3360865
(State or other jurisdiction of incorporation or organization)             (IRS Employer Identification No.)

             216 NORTH DIVISION AVENUE, GRAND RAPIDS, MICHIGAN 49503
                    (Address of principal executive offices)

                                 (616) 242-9000
                           (Issuer's telephone number)

           Securities registered under Section 12(b) of the Act: NONE Securities registered under Section 12(g) of the Act: NONE

         Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.
YES     X   NO   ____

         Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

         Issuer's revenue for its most recent fiscal year was $10,656,000.

         The aggregate market value of voting stock of the registrant held by nonaffiliates was approximately $35,564,000 as of February 1, 1999; based on the average of the closing bid and asked prices ($16.75) on that date.

         As of March 1, 1999, 2,472,500 shares of Common Stock of the issuer were outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE:

Part III Portions of the Proxy Statement of the issuer for its April 15, 1999 Annual Meeting

Transitional Small Business Disclosure Format       YES          NO      X
                                                        -------       -------

                                     PART I


ITEM 1.           DESCRIPTION OF BUSINESS

THE COMPANY

         Mercantile Bank Corporation (the "Company") is a bank holding company under the Bank Holding Company Act of 1956, as amended (the "Bank Holding Company Act"). As a bank holding company, the Company is subject to regulation by the Federal Reserve Board. The Company was organized on July 15, 1997, under the laws of the State of Michigan, and formed Mercantile Bank of West Michigan (the "Bank"), which commenced business on December 15, 1997. The Company exists primarily for the purpose of holding all of the stock of the Bank, and of such other subsidiaries as the Company may acquire or establish.

         The expenses of the Company to date have generally been paid using the proceeds from its initial public stock offering, in October 1997, and the secondary public stock offering, in July 1998. The Company's principal source of future operating funds is expected to be dividends from the Bank.

THE BANK

         The Bank is a state banking Company which operates under the laws of the State of Michigan, pursuant to a charter issued by the Financial Institutions Bureau of the State of Michigan. The Bank's deposits are insured to the maximum extent provided by the Federal Deposit Insurance Corporation. The Bank's primary service area is the Kent and Ottawa County areas of West Michigan, which includes the City of Grand Rapids, the second largest city in the State of Michigan.

         The Bank, through its office at 216 North Division Avenue, Grand Rapids, Michigan provides a wide variety of commercial banking services to individuals, businesses, governmental units, and other institutions. Its services include accepting time, demand and savings deposits, including regular checking accounts, NOW and money market accounts, and certificates of deposit. In addition, the Bank makes secured and unsecured commercial, construction, mortgage, and consumer loans, finances commercial transactions, and provides safe deposit facilities. The Bank has an automated teller machine ("ATM") which participates in the Magic Line system, a regional network, as well as other ATM networks throughout the country. The Bank also enables customers to conduct certain loan and deposit transactions by telephone and personal computer, and makes courier service available to certain commercial customers. The Bank does not have trust powers.

1.

EFFECT OF GOVERNMENT MONETARY POLICIES

         The earnings of the Company are affected by domestic economic conditions and the monetary and fiscal policies of the United States government, its agencies, and the Federal Reserve Board. The Federal Reserve Board's monetary policies have had, and will likely continue to have, an important impact on the operating results of commercial banks through its power to implement national monetary policy in order to, among other things, curb inflation or avoid a recession. The policies of the Federal Reserve Board have a major effect upon the levels of bank loans, investments and deposits through its open market operations in United States government securities, and through its regulation of, among other things, the discount rate on borrowings of member banks and the reserve requirements against member bank deposits. It is not possible to predict the nature and impact of future changes in monetary and fiscal policies. The Bank maintains reserves directly with the Federal Reserve Bank of Chicago to the extent required by law.

REGULATION AND SUPERVISION

         The Company, as a bank holding company under the Bank Holding Company Act, is required to file an annual report with the Federal Reserve Board and such additional information as the Federal Reserve Board may require pursuant to the Bank Holding Company Act, and is subject to examination by the Federal Reserve Board.

         The Bank Holding Company Act limits the activities which may be engaged in by the Company and its subsidiary to those of banking and the management of banking organizations, and to certain non-banking activities, including those activities which the Federal Reserve Board may find, by order or regulation, to be so closely related to banking or managing or controlling banks as to be a proper incident thereto. The Federal Reserve Board is empowered to differentiate between activities by a bank holding company, or a subsidiary thereof, and activities commenced by acquisition of a going concern.

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

         The Bank is subject to certain restrictions imposed by federal law on any extension of credit to the Company for investments in stock or other securities thereof, and on the taking of such stock or securities as collateral for loans to any borrower. Federal law prevents the Company from borrowing from the Bank unless the loans are secured in designated amounts.

         With respect to the acquisition of banking organizations, the Company is required to obtain the prior approval of the Federal Reserve Board before it can acquire all or substantially all of the assets of any bank, or acquire ownership or control of any voting shares of any bank, if, after such acquisition, it will own or control more than 5% of the voting shares of such bank. Acquisitions across state lines are subject to certain state and Federal Reserve Board restrictions.

EMPLOYEES

         As of December 31, 1998, the Company and the Bank employed 32 full-time and 7 part-time persons. Management believes that the Bank's relations with its employees are good.

LOAN POLICY

         As a routine part of business, the Bank makes loans to individuals and businesses located within the Bank's market area. The loan policy of the Bank states that the function of the lending operation is twofold: to provide a means for the investment of funds at a profitable rate of return with an acceptable degree of risk, and to meet the credit needs of the creditworthy businesses and individuals who are customers of the Bank. However, the Board of Directors of the Bank recognizes that in the normal business of lending, some losses on loans will be inevitable and should be considered a part of the normal cost of doing business.

         The Bank's loan policy anticipates that priorities in extending loans will change from time to time as interest rates, market conditions and competitive factors change. The policy sets forth guidelines on a nondiscriminatory basis for lending in accordance with applicable laws and regulations. The policy describes various criteria in granting loans, including the ability to pay; the character of the customer; evidence of financial responsibility; purpose of the loan; knowledge of collateral and its value; terms of repayment; source of repayment; payment history; and economic conditions.

         The Board of Directors has delegated significant lending authority to officers of the Bank. The Board of Directors believes this empowerment makes the Bank more responsive to its customers. The loan policy currently specifies lending authority for certain officers up to $1.0 million, and $1.5 million for the Bank's Chairman of the Board and its President and Chief Executive Officer. Loan requests exceeding $1.5 million, up to the legal lending limit of approximately $6.6 million, require approval by the Board of Directors. Generally, the Bank applies an in-house lending limit that is less than the legal lending limit.

3.

         The loan policy also limits the amount of funds that may be loaned against specified types of collateral. For certain loans secured by real estate, the policy requires an appraisal of the property offered as collateral by a state certified independent appraiser. The policy also provides general guidelines for loan to value limits for other types of collateral. In addition, the loan policy provides general guidelines as to collateral, provides for environmental policy review, contains specific limitations with respect to loans to employees, executive officers and directors, provides for problem loan identification, establishes a policy for the maintenance of a loan loss reserve, provides for loan reviews and sets forth policies for mortgage lending and other matters relating to the Bank's lending practices.

LENDING ACTIVITY

         Commercial Loans. The Bank's commercial lending group originates commercial loans primarily in the Bank's market area. Commercial loans are originated by seven lenders, including the Chairman of the Board and the President and Chief Executive Officer. The lending group has over 100 years of combined commercial lending experience. Loans are originated for general business purposes, including working capital, accounts receivable financing, machinery and equipment acquisition, and commercial real estate financing including new construction and land development.

         Working capital loans are often structured as a line of credit and are reviewed periodically in connection with the borrower's year end financial reporting. These loans generally are secured by all of the assets of the borrower, and have an interest rate tied to the national prime rate. Loans for machinery and equipment purposes typically have a maturity of five to seven years and are fully amortizing. Commercial real estate loans are usually written with a five year maturity and amortized over a 15 year period. Commercial real estate loans may have an interest rate that is fixed to maturity or float with a margin over the prime rate or a U.S. Treasury Index.

         The Bank evaluates many aspects of a commercial loan transaction in order to minimize credit and interest rate risk. Underwriting includes an assessment of management, products, markets, cash flow, capital, income and collateral. The analysis includes a review of historical and projected financial results. Appraisals are required by certified independent appraisers who are well known to the Bank on certain transactions where real estate is the primary collateral, and in some cases, where equipment is the primary collateral. In certain situations, for creditworthy customers, the Bank may accept title reports instead of requiring lenders' policies of title insurance.

         Commercial real estate lending involves more risk than residential lending because loan balances are greater and repayment is dependent upon the borrower's operation. The Bank attempts to minimize risk associated with these transactions by generally limiting its exposure to owner operated properties of well-known customers or new customers with an established profitable history. In many cases, risk is further reduced by (i) limiting the amount of credit to any one borrower to an amount less than the Bank's legal lending limit, and (ii) avoiding certain types of commercial real estate financings.

         The Bank has no material foreign or agricultural loans, and no material loans to energy producing customers.

         Single-Family Residential Real Estate Loans. The Bank originates single-family residential real estate loans in its market area according to secondary market underwriting standards. These loans provide borrowers with a fixed or adjustable interest rate with terms up to 30 years.

         Consumer Loans. The Bank originates consumer loans for a variety of personal financial needs. Consumer loans include home equity lines of credit, new and used automobiles, boat loans, credit cards and overdraft protection for checking account customers.

         Consumer loans generally have shorter terms and higher interest rates than residential mortgage loans and, except for home equity lines of credit, usually involve more credit risk than mortgage loans because of the type and nature of the collateral. While the Bank does not utilize a formal credit scoring system, the Bank believes its loans are underwritten carefully, with a strong emphasis on the amount of the down payment, credit quality, employment stability and monthly income. These loans are generally repaid on a monthly repayment schedule with the source of repayment tied to the borrower's periodic income. In addition, consumer lending collections are dependent on the borrower's continuing financial stability, and are thus likely to be adversely affected by job loss, illness and personal bankruptcy. In many cases, repossessed collateral for a defaulted consumer loan will not provide an adequate source of repayment of the outstanding loan balance because of depreciation of the underlying collateral. The Bank believes that the generally higher yields earned on consumer loans compensate for the increased credit risk associated with such loans and that consumer loans are important to its efforts to serve the credit needs of the communities and customers that it serves.

LOAN PORTFOLIO QUALITY

         Loans are placed in a nonaccrual status when, in the opinion of management, uncertainty exists as to the ultimate collection of principal and interest. For the period ended December 31, 1998, no loans were placed in nonaccrual status. At December 31, 1998, there were no significant loans where known information about possible credit problems of borrowers causes management to have serious doubts as to the ability of the borrower to comply with present loan repayment terms and which, in management's judgment, may result in disclosure of such loans. Furthermore, management is not aware of any potential problem loans which could have a material effect on the Company's operating results, liquidity, or capital resources. Management is not aware of any other factors that would cause future net loan charge-offs, in total and by loan category, to significantly differ from those experienced by institutions of similar size.

         Additional detail and information relative to the loan portfolio is included in Management's Discussion and Analysis of Financial Condition and Results of Operations ("Management's Discussion and Analysis") beginning at Page F-4 and Note 3 to the Consolidated Financial Statements of the Company at Page F-23 of this Annual Report.

5.

ALLOWANCE FOR LOAN AND LEASE LOSSES

         In each accounting period, the allowance for loan and lease losses is adjusted by management to the amount management believes is necessary to maintain the allowance at adequate levels. Through the Bank's credit department, management will attempt to allocate specific portions of the allowance for loan losses based on specifically identifiable problem loans. Management's evaluation of the allowance is further based on consideration of actual loss experience, the present and prospective financial condition of borrowers, industry concentrations within the portfolio and general economic conditions. Management believes that the present allowance is adequate, based on the broad range of considerations listed above.

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

         Additional detail regarding the allowance for loan and lease losses is included in Management's Discussion and Analysis beginning at Page F-4 and Note 3 to the Consolidated Financial Statements of the Company at Page F-23 of this Annual Report.

         Although management believes that the allowance for loan and lease losses is adequate to absorb losses as they arise, there can be no assurance that the Bank will not sustain losses in any given period which could be substantial in relation to, or greater than, the size of the allowance for loans and lease losses.

INVESTMENTS

         The principal investment of the Company is its investment in the common stock of the Bank. Funds retained by the Company from time to time may be invested in various debt instruments, including but not limited to obligations of or guaranteed by the United States, general obligations of a state or political subdivision or agency thereof, banker's acceptances or certificates of deposit of United States commercial banks, or commercial paper of United States issuers rated in the highest category by a nationally-recognized investment rating service. Although the Company is permitted to make limited portfolio investments in equity securities and to make equity investments in subsidiary corporations engaged in certain non-banking activities which may include real estate-related activities, such as mortgage banking, community development, real estate appraisals, arranging equity financing for commercial real estate, and owning and operating real estate used substantially by the Bank or acquired for its future use, the Company has no present plans to make any such equity investment. The Company's Board of Directors may alter the Company's investment policy without shareholder approval.

         The Bank may invest its funds in a wide variety of debt instruments and may participate in the federal funds market with other depository institutions. Subject to certain exceptions, the Bank is prohibited from investing in equity securities. Under one such exception, in certain circumstances and with the prior approval of the FDIC, the Bank could invest up to 10% of its total assets in the equity securities of a subsidiary corporation engaged in certain real estate-related activities. The Bank has no present plans to make such an investment. Real estate acquired by the Bank in satisfaction of or foreclosure upon loans may be held by the Bank, subject to a determination by a majority of the Bank's Board of Directors at least annually of the advisability of retaining the property, for a period not exceeding 60 months after the date of acquisition, or such longer period as the Commissioner of the Michigan Financial Institutions Bureau may approve. The Bank is also permitted to invest an aggregate amount not in excess of two-thirds of the capital and surplus of the Bank in such real estate as is necessary for the convenient transaction of its business. The Bank's Board of Directors may alter the Bank's investment policy without shareholder approval.

         Detail for the securities portfolio is included in Management's Discussion and Analysis beginning at Page F-4 as well as in Note 2 to the Consolidated Financial Statements of the Company at Page F-22 of this Annual Report.

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

SELECTED STATISTICAL INFORMATION

         Management's Discussion and Analysis beginning at Page F-4 of this Annual Report includes selected statistical information.

7.

RETURN ON EQUITY AND ASSETS

         Return on Equity and Asset information is included in Management's Discussion and Analysis beginning at Page F-4 of this Annual Report.

ITEM 2.           DESCRIPTION OF PROPERTY

         The Bank leases a one story building, with approximately 11,000 square feet of usable space, in downtown Grand Rapids, Michigan for use as its main office. The executive offices of the Company are located in the same building. The building lease has an initial term of ten years, with four, five year renewal options.

         During 1998 the Bank purchased land in Alpine Township for the purpose of constructing an additional facility, which is expected to have approximately 8,000 square feet of usable space. This new building is expected to contain a full service branch with multiple drive-through lanes and house the Bank's operations and accounting departments. Completion is scheduled for the summer of 1999.

ITEM 3.           LEGAL PROCEEDINGS

         As a depository of funds, the Bank could occasionally be named as a defendant in lawsuits (such as garnishment proceedings) involving claims to the ownership of funds in particular accounts. Such litigation is incidental to the Bank's business.

         No litigation is pending in which the Company, or the Bank, is likely to experience loss or exposure which would materially affect the Company's equity, financial position, or liquidity as presented herein.

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None

EXECUTIVE OFFICERS OF THE REGISTRANT

              Name and Position                                          Age
              -----------------                                          ---

Gerald R. Johnson, Jr.                                                    52
  Chairman of the Board and Chief
  Executive Officer

Michael H. Price                                                          42
  President and Chief Operating
  Officer

Robert B. Kaminski                                                        37
  Senior Vice President and
  Secretary

Charles E. Christmas                                                      33
  Chief Financial Officer, Treasurer,
  and Compliance Officer


Each of the persons named above has held the designated office with the Company since 1997, except for Mr. Christmas, who joined the Company in 1998 and held the position of Vice President of Finance, Treasurer and Compliance Officer before being promoted to Chief Financial Officer, Treasurer and Compliance Officer effective January 1, 1999.




                                     PART II


ITEM 5.         MARKET FOR COMMON EQUITY AND
                RELATED STOCKHOLDER MATTERS

         The Common Stock of Mercantile Bank Corporation is quoted on the OTC Bulletin Board of the National Association of Securities Dealers, Inc. ("OTC Bulletin Board") under the ticker symbol "MBWM." At December 31, 1998, there were approximately 87 record holders of the Company's Common Stock. The Company has paid no dividends since its formation in 1997.

         The following table shows the high and low bid prices by quarter during the period from the date of the Company's initial public stock offering (October 23, 1997) through December 31, 1998. The quotations reflect bid prices as reported by the OTC Bulletin Board and do not include retail mark-up, mark-down or commission.



9.


                                   BID PRICES
                                                                                          HIGH      LOW
                                                                                          ----      ---
CALENDAR YEAR 1998
First Quarter.............................................................................$18.50  $10.25
Second Quarter............................................................................$19.00  $14.50
Third Quarter.............................................................................$17.12  $15.50
Fourth Quarter............................................................................$16.75  $12.37

CALENDAR YEAR 1997
Fourth Quarter  (October 23, 1997 through December 31, 1997)............................. $11.75   $9.75

ITEM 6.          MANAGEMENT'S DISCUSSION AND
                 ANALYSIS OR PLAN OF OPERATIONS

         Management's Discussion and Analysis beginning at Page F-4 of this Annual Report is incorporated here by reference.

ITEM 7.          FINANCIAL STATEMENTS

         The Consolidated Financial Statements beginning at Page F-14 of this Annual Report are incorporated here by reference.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None




                                    PART III


ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

         The information listed under the caption "Information about Directors, Nominees and Executive Officers" in the Proxy Statement of the Company for its April 15, 1999 Annual Meeting furnished to the Commission as Exhibit 20 to this Annual Report is incorporated here by reference.

         The Company does not have a class of equity securities registered pursuant to Section 12 of the Securities Exchange Act of 1934 so information regarding compliance with Section 16(a) is not applicable.

ITEM 10.  EXECUTIVE COMPENSATION

         The information presented under the captions "Summary Compensation Table," "Options Granted in 1998," "Aggregated Stock Option Exercises in 1998 and Year End Option Values" and "Employment Agreements" in the Proxy Statement of the Company for its April 15, 1999 Annual Meeting furnished to the Commission as Exhibit 20 to this Annual Report is incorporated here by reference.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT

         The information presented under the caption "Stock Ownership of Certain Beneficial Owners and Management" in the Proxy Statement of the Company for its April 15, 1999 Annual Meeting furnished to the Commission as Exhibit 20 to this Annual Report is incorporated here by reference.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information listed under the caption "Certain Transactions" in the Proxy Statement of the Company for its April 15, 1999 Annual Meeting furnished to the Commission as Exhibit 20 to this Annual Report is incorporated here by reference.

11.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits:


        Exhibit No.                                            EXHIBIT DESCRIPTION
        -----------                                            -------------------

            3.1              Articles of Incorporation  are incorporated by reference to exhibit 3.1 of the Company's
                             Registration  Statement  on Form  SB-2  (Commission  File  no.  333-33081)  that  became effective on October 23, 1997

            3.2              Bylaws of the Company are  incorporated  by  reference  to exhibit 3.2 of the  Company's
                             Registration  Statement  on Form  SB-2  (Commission  File No.  333-33081)  which  became effective on October 23, 1997

           10.1              1997 Employee Stock Option Plan is incorporated by reference to exhibit 10.1 of the
                             Company's Registration Statement on Form SB-2 (Commission File No. 333-33081) which became effective on October 23, 1997 (Management contract or compensatory plan)

           10.2              Lease Agreement  between the Company and Division Avenue Partners,  L.L.C.  dated August
                             16, 1997, is  incorporated  by reference to exhibit 10.2 of the  Company's  Registration
                             Statement on Form SB-2  (Commission File No.  333-33081) which became effective  October
                             23, 1997

           10.3              Agreement between the Company and Visser Brothers Construction Inc. dated November
                             16,1998, on modified Standard Form of Agreement Between Owner and Construction Manager
                             where the Construction Manager is also the Constructor

           10.4              Employment Agreement dated December 1, 1998 between the Company, the Bank and Gerald R.
                             Johnson, Jr., Chairman and Chief Executive Officer of the Company (Management contract or compensatory plan)

           10.5              Employment Agreement dated December 1, 1998 between the Company, the Bank and Michael
                             H. Price, President and Chief Operating Officer of the Company (Management contract or compensatory plan)

            20               Proxy Statement of the Company for its April 15, 1999 Annual Meeting. Except for the
                             portions of the Proxy Statement that are expressly incorporated by reference in this
                             Annual Report on Form 10-KSB, the Proxy Statement of the Company shall not be deemed filed as a part thereof



            21               Subsidiaries  of the Company is  incorporated by reference to Exhibit 21 of the Companys
                             Annual  Report on Form 10-KSB for the fiscal year ended  December  31, 1997  (Commission
                             File No. 333-33081)

            27               Financial Data Schedule


(b)      Reports on Form 8-K

         The Company has not filed any reports on Form 8-K during the last quarter of the period covered by this Report.


13.

                           MERCANTILE BANK CORPORATION

                        CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 1998 and 1997

                           MERCANTILE BANK CORPORATION

                        CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 1998 and 1997






                                    CONTENTS






SELECTED FINANCIAL DATA..................................................   F-3

MANAGEMENT'S DISCUSSION AND ANALYSIS.....................................   F-4

REPORT OF INDEPENDENT AUDITORS...........................................  F-14


CONSOLIDATED FINANCIAL STATEMENTS

     CONSOLIDATED BALANCE SHEETS.........................................  F-15

     CONSOLIDATED STATEMENTS OF INCOME...................................  F-16

     CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME.....................  F-17

     CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY..........  F-18

     CONSOLIDATED STATEMENTS OF CASH FLOWS...............................  F-19

     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS..........................  F-20

                             SELECTED FINANCIAL DATA


                                                                       1998                      1997
                                                                       ----                      ----
                                                                     (In thousands except per share data)
CONSOLIDATED RESULTS OF OPERATIONS:

Interest income                                                      10,168                       154
Interest expense                                                      5,629                        14
                                                                     ------                       ---
Net interest income                                                   4,539                       140
Provision for loan losses                                             2,572                       193
Noninterest income                                                      488                         0
Noninterest expense                                                   3,564                       351
                                                                     ------                       ---
Income (loss) before income tax expense                              (1,109)                     (404)
Income tax expense                                                        0                         0
                                                                     ------                      ----
Net income (loss)                                                    (1,109)                     (404)


CONSOLIDATED BALANCE SHEET DATA:

Total assets                                                        216,237                    24,109
Cash and cash equivalents                                             6,456                     7,103
Securities available for sale                                        24,160                     2,998
Loans, net of deferred loan fees                                    184,745                    12,887
Allowance for loan losses                                             2,765                       193

Deposits                                                            171,998                     9,688
Securities sold under agreements to repurchase                       17,038                       655
Shareholders' equity                                                 26,701                    13,473


CONSOLIDATED FINANCIAL RATIOS:

Return on average assets                                              (0.86%)                   (21.8%)
Return on average shareholders' equity                                (6.40%)                   (30.9%)

Nonperforming loans to loans                                           0.00%                     0.00%
Allowance for loan losses to loans                                     1.50%                     1.50%

Tier 1 leverage capital                                               13.83%                    69.72%
Tier 1 leverage risk-based capital                                    11.79%                    77.04%
Total risk-based capital                                              13.01%                    78.12%


PER SHARE DATA:

Net Income:
     Basic                                                            (0.58)                    (0.27)
     Diluted                                                          (0.58)                    (0.27)

Book value at end of period                                           10.80                      9.01

Dividends declared                                                       NA                        NA


NA - Not Applicable

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


INTRODUCTION

This Management's Discussion and Analysis should be read in conjunction with the consolidated financial statements contained herein. This discussion provides information about the consolidated financial condition and results of operations of Mercantile Bank Corporation ("Company") and its wholly-owned subsidiary, Mercantile Bank of West Michigan ("Bank").

The Company was incorporated on July 15, 1997 as a bank holding company to establish and own the Bank. In October 1997, in connection with the organization of the Company and Bank, the Company sold 1,495,000 shares of common stock in an underwritten, initial public offering. The Company funded the capital of the Bank and paid certain expenses from the net proceeds of the public offering.

The Bank, after receiving all necessary regulatory approvals, began operations on December 15, 1997. The Bank has a strong commitment to community banking and offers a wide range of financial products and services, primarily to small- to medium-sized businesses, as well as individuals. The Bank's lending strategy focuses on commercial lending, and, to a lesser extent, residential mortgage and consumer lending. The Bank also offers a broad array of deposit products, including checking, savings, money market, and certificates of deposit, as well as security repurchase agreements. The Bank's primary market area is the Kent and Ottawa County areas of West Michigan, which includes the City of Grand Rapids, the second largest city in the State of Michigan.


FORWARD-LOOKING STATEMENTS

The following discussion contains forward-looking statements that are based on management's beliefs, assumptions, current expectations, estimates and projections about the financial services industry, the economy, and about the Company and Bank. Words such as "anticipates," "believes," "estimates," "expects," "forecasts," "intends," "is likely," "plans," "projects," variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions ("Future Factors") that are difficult to predict with regard to timing, extent, likelihood and degree of occurrence. Therefore, actual results and outcomes may materially differ from what may be expressed or forecasted in such forward-looking statements. The Company undertakes no obligation to update, amend, or clarify forward-looking statements, whether as a result of new information, future events (whether anticipated or unanticipated), or otherwise.

Future Factors include changes in interest rates and interest rate relationships; demand for products and services: the degree of competition by traditional and non-traditional competitors; changes in banking regulation; changes in tax laws; changes in prices, levies, and assessments; the impact of technological advances; governmental and regulatory policy changes; the outcomes of contingencies; trends in customer behavior as well as their ability to repay loans; and changes in the national and local economy. These are representative of the Future Factors that could cause a difference between an ultimate actual outcome and a preceding forward-looking statement.


FINANCIAL CONDITION

The Company experienced significant asset growth during 1998, its first full year of operations. Assets of the Company increased from $24.1 million on December 31, 1997 to $216.2 million on December 31, 1998. This represents an increase in total assets of $192.1 million, which was primarily comprised of a $171.8 million increase in loans and a $21.2 million increase in investment securities. The increase in assets was primarily funded by a $162.3 million increase in deposits, a $16.4 million increase in securities sold under agreements to repurchase (repurchase agreements), and an increase of $13.2 million in shareholders' equity. While the Company expects continued asset growth, it is anticipated that the growth will occur at a slower rate.

EARNING ASSETS
The Company's loan portfolio, which equaled 84% of average earnings assets during 1998, is primarily comprised of commercial loans. Averaging over 93% of average loans and growing by $159.3 million during 1998, the commercial loan portfolio represents loans to business interests generally located within the Company's market area. Approximately two-thirds of the commercial loans are primarily secured by real estate properties, with the remaining generally secured by other business assets such as accounts receivable, inventory, and equipment. There are no significant industry concentrations within the commercial loan portfolio. The concentration and rapid growth in commercial loans is in keeping with the Company's strategy of focusing a substantial amount of its efforts on commercial banking. Business lending is an area of expertise for all of the Company's senior management team and commercial lending staff.

Residential mortgage and consumer lending, while averaging under 7% of average loans during 1998, also experienced excellent growth. As the significant rapid growth of the commercial loan portfolio gradually slows, residential mortgage and consumer loans are anticipated to increase as a percentage of total loans; however, the Company's strategy for growth and profitability is expected to result in the commercial sector of the lending efforts and resultant assets continuing to be the dominant portfolio category.

The following table presents the maturity of total loans outstanding, other than residential mortgages and personal loans, as of December 31, 1998, according to scheduled repayments of principal.


                                                         0-1              1-5          After 5
                                                        Year             Years          Years             Total
                                                        ----             -----          -----             -----
   Construction and land development
     - fixed rate                                    $ 2,387,606      $  3,940,409     $4,780,688     $  11,108,703
   Construction and land development
     - variable rate                                   2,547,581                                          2,547,581
   Real estate - secured by nonfarm
     nonresidential properties - fixed rate            1,195,799        81,248,005      1,934,056        84,377,860
   Real estate - secured by nonfarm
     nonresidential properties - variable rate        18,462,661                                         18,462,661
   Commercial - fixed rate                               929,624        23,794,327        463,999        25,187,950
   Commercial - variable rate                         29,883,397                                         29,883,397
                                                     -----------      ------------     ----------     -------------

                                                     $55,406,668      $108,982,741     $7,178,743     $ 171,568,152
                                                     ===========      ============     ==========     =============

The Company's credit policies establish guidelines to manage credit risk and asset quality. These guidelines include loan review and early identification of problem loans to provide effective loan portfolio administration. The credit policies and procedures are meant to minimize the risk and uncertainties inherent in lending. In following these policies and procedures, the Company must rely on estimates, appraisals and evaluations of loans and the possibility that changes in these could occur quickly because of changing economic conditions. Identified problem loans, which exhibit characteristics (financial or otherwise) that could cause the loans to become nonperforming or require restructuring in the future, are included on the internal "Watch List." Senior management reviews this list regularly and adjusts for changing conditions. Since inception of the Company no scheduled loan payments have been 90 days or more past due, and no loans have been placed in nonaccrual status or charged-off.

In each accounting period, the allowance for loan and lease losses is adjusted by management to the amount management believes is necessary to maintain the allowance at adequate levels. Through its credit department, management will attempt to allocate specific portions of the allowance for loan losses based on specifically identifiable problem loans. Management's evaluation of the allowance is further based on consideration of actual loss experience, the present and prospective financial condition of borrowers, industry concentrations within the portfolio and general economic conditions. Management believes that the present allowance is adequate, based on the broad range of considerations listed above.

The following table illustrates the breakdown of the allowance balance to loan type (dollars in thousands).


                                                                        1998                        1997
                                                                        ----                        ----

               Balance at End                                            Percent of Loans            Percent of Loans
                  of Period                                              in each Category            in each Category
                Applicable to                                  Amount     to Total Loans    Amount    to Total Loans
                -------------                                  ------     --------------    ------    --------------

     Commercial, financial and agricultural                     $ 2,612         84.3%         $ 193         98.6%
     Real estate - construction                                      57          7.4
     Real estate - mortgage                                          57          7.2                         1.3
     Installment loans to individuals                                39          1.1                          .1
     Unallocated                                                                 N/A                         N/A
                                                                -------        -----          -----        -----

                                                                $ 2,765        100.0%         $ 193        100.0%
                                                                =======        =====          =====        =====

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

Although management believes that the allowance for loan and lease losses is adequate to absorb losses as they arise, there can be no assurance that the Bank will not sustain losses as they arise, there can be no assurance that the Bank will not sustain losses in any given period which could be substantial in relation to, or greater than, the size of the allowance for loans and lease losses.

The investment securities portfolio also experienced significant growth during 1998, increasing from $3.0 million on December 31, 1997 to $24.2 million at December 31, 1998. The Company maintains the portfolio at levels to provide adequate pledging for the repurchase agreement program and secondary liquidity for the Company's daily operations. In addition, the portfolio serves a primary interest rate risk management function. During 1998 the portfolio equaled 12% of average earning assets. At December 31, 1998 the portfolio was comprised of high credit quality U.S. Treasury notes (19%), U.S. Government Agency issued bonds (50%), and U.S. Government issued and guaranteed mortgage-backed securities (31%). Since the inception of the Company all securities have been designated as "available for sale" as defined in Financial Accounting Standards Board Standard No. 115, "Accounting for Certain Investments in Debt and Equity Securities." Securities designated as available for sale are stated at fair value, with the unrealized gains and losses, net of income tax, reported as a separate component of shareholders' equity. The net unrealized gain recorded at December 31, 1998, was $31,836, while the net unrealized loss recorded at December 31, 1997, was $3,631.

Federal funds sold, consisting of excess funds sold overnight to correspondent banks, are used to manage daily liquidity needs and interest rate sensitivity. During 1998 the average balance of these funds equaled 4% of average earning asset. This level is well within internal policy guidelines, and is not expected to change significantly in the future.

SOURCE OF FUNDS
The Company's major source of funds is from deposits. Total deposits increased from $9.7 million at December 31, 1997, to $172.0 million on December 31, 1998. Although the Company experienced significant success in obtaining deposits from customers located within the market area, the substantial asset growth necessitated the acquisition of funds from depositors outside of the market area. While the Company's business plan anticipated the reliance on out-of-area deposits in the early stages of the Bank's development, the Company's longer term strategy for funding the Bank is to lower its reliance on out-of-area deposits and increase core deposits from local businesses and consumers.

The Company experienced significant growth in its noninterest-bearing checking, interest-bearing checking, and savings accounts during 1998. Noninterest-bearing checking accounts, comprised primarily of business loan customers, grew $7.1 million and equaled 8% of average funding sources during 1998. Interest-bearing checking and savings accounts increased by $7.6 million and $26.7 million and equaled 3% and 13% of average funding sources during 1998, respectively. Business loan customers also comprise the majority of these deposit types, although to a lower extent than noninterest-bearing checking accounts. Per banking regulations, incorporated businesses may not own interest-bearing checking accounts and transactions from a savings account are limited. The Company anticipates continued growth of its checking and savings deposits as additional business loans are extended.

The Company introduced a new deposit account, a money market account, during 1998. The balance of this limited transaction checking account was $3.8 million at December 31, 1998, and equaled 1% of average funding sources during 1998. A majority of these accounts were opened and funded in the latter part of the year, and the Company anticipates continued growth in the future.

Certificates of deposit increased by $117.1 million and represented 52% of average funding sources during 1998. At December 31, 1998, this deposit type totaled $117.3 million. Of this amount 17% of the balances were owned by customers from within the market area, primarily individuals and local government municipalities. The remaining certificates of deposit were obtained from depositors outside of the market area. These out-of-area deposits consist primarily of $99,000 certificates of deposit placed by deposit brokers for a fee, but also include certificates of deposit for larger dollar amounts (generally $100,000) and/or from the deposit owners directly. The owners of out-of-area certificates of deposit are comprised mainly of credit unions located throughout the United States, but include banks, savings and loans, government municipalities, businesses, and individuals from across the country as well.

Repurchase agreements increased $16.4 million and equaled 8% of average funding sources during 1998. Part of the Company's sweep account program, collected funds from certain business noninterest-bearing checking accounts are invested into over-night interest-bearing repurchase agreements. The securities involved in the repurchase agreement program are recorded as assets of the Company. Although not considered deposits, and therefore not afforded Federal Deposit Insurance Corporation insurance, this product enables the Company to provide the equivalent of an interest-bearing checking account to incorporated businesses that are prohibited by banking regulations from owning such an account. The sweep account program is designed for businesses that maintain relatively large checking account balances.

Shareholders' equity increased $13.2 million and equaled 13% of average funding sources during 1998. The increase is directly attributable to the secondary stock offering completed during the year, whereby the Company received $14.3 million in net proceeds from the sale of 977,500 shares of common stock. Substantially all of the net proceeds were contributed to the Bank to provide support for asset growth, fund investments in loans and securities, and for general corporate purposes. Shareholders' equity was negatively impacted by the net loss from operations of $1.1 million recorded for all of 1998. The Company did record net income from operations during the third and fourth quarters of 1998, and expects net income from operations in 1999.


RESULTS OF OPERATIONS

SUMMARY
As anticipated, the Company recorded a net operating loss during 1998, its first full year of operations. The net operating loss was $1.1 million, or $0.58 per share, and was primarily the result of a non-cash charge of $2.6 million for provision for loan losses. Although the company did not record any loan charge-offs during the year, significant provisions were required as the result of the substantial loan growth. The loan loss provisions are made in the period the loans are booked, and are an immediate reduction to earnings. Loan loss provisions are expected to continue to reduce earnings, although more moderately, as the anticipated rate of loan growth slows relative to the size of the Company.

Although continued significant future asset growth is anticipated, resulting in additional large loan loss provisions, the overall earnings performance of the Company is expected to improve. The Company did not record any tax benefit as a result of the losses incurred and will not record income tax expense until the net operating losses are recovered. It is anticipated that the Company will be in a taxable position in the future. The asset growth of the Company should result in an increased level of net interest income, which when coupled with noninterest income, should exceed the growth and level of noninterest expense plus provisions for loan losses. In fact, on a quarter-by-quarter basis the Company has already achieved profitable status. During the third and fourth quarters of 1998 the Company recorded net income of $116,000 and $212,000, respectively.

The following table shows some of the key equity performance ratios for the year ended December 31, 1998 and the period from July 15, 1997 (inception) through December 31, 1997.


                                                    1998              1997
                                                    ----              ----

     Return on average total assets                  (.9)%           (21.8)%
     Return on average equity                       (6.4)            (30.9)
     Dividend payout ratio                           N/A               N/A
     Average equity to average assets               13.4              70.4

NET INTEREST INCOME
Net interest income, the difference between revenue generated from earning assets and the interest cost of funding those assets, is the Company's primary source of earnings. Interest income and interest expense totaled $10.1 million and $5.6 million during 1998, respectively, providing for net interest income of $4.5 million. The net yield on average earning assets during 1998 was 3.62%. The level of net interest income is primarily a function of asset size, as the weighted average interest rate received on earning assets is greater than the weighted average interest cost of funding sources; however, factors such as types of assets and liabilities, interest rate risk, liquidity, and customer behavior also impact net interest income as well as the net yield. The following table depicts the average balance, interest earned and paid, and weighted average rate of the Company's assets, liabilities and shareholders' equity during 1998:


                                                                   Interest           Average
                                                                    Average           Earned              Yield
                                                                    Balance           or Paid            or Cost
                                                                    -------           -------            -------
ASSETS:

     Loans                                                        $104,838,366        $ 9,007,668          8.59%
     Investment securities                                          15,340,648            880,639          5.74
     Federal funds sold                                              4,831,066            256,422          5.31
     Short term investments                                            413,209             23,487          5.68
                                                                  ------------        -----------          ----
         Total interest-earning assets                             125,423,289         10,168,216          8.11

     Allowance for loan losses                                      (1,583,625)
     Other assets                                                    5,559,749
         Total assets                                             $129,399,413
                                                                  ============

LIABILITIES AND SHAREHOLDERS' EQUITY:

     Interest-bearing checking                                    $  4,015,056            170,594          4.25
     Savings                                                        17,454,843            903,881          5.18
     Money market                                                    1,329,349             58,321          4.39
     Certificates of deposit                                        67,817,243          4,007,992          5.91
     Short term borrowings                                          10,340,121            488,430          4.72
                                                                  ------------         ----------          ----
         Total interest-bearing liabilities                        100,956,612          5,629,218          5.58

     Noninterest-bearing checking                                   10,797,858
     Other liabilities                                                 319,722
     Shareholder's equity                                           17,325,221
                                                                  ------------
         Total liabilities and shareholders' equity               $129,399,413
                                                                  ============
Net Interest Income                                                                   $ 4,538,998
                                                                                      ===========

Net Yield on Interest-Earning Assets                                                                       3.62%
                                                                                                           ====

Interest income is primarily generated from the loan portfolio, which comprised 81% of average total assets during 1998. The loan portfolio, with an average yield of 8.59%, earned $9.0 million, or 89% of total interest income. The investment securities portfolio and Federal funds sold equaled 12% and 4% of average total assets during 1998, respectively. With an average yield of 5.74% investment securities contributed $0.9 million, or 9% of total interest income, while Federal funds sold ended 1998 with an average yield of 5.31%, and earned $0.3 million, or 3% of total interest income.

Interest expense is primarily generated from certificates of deposit, which equaled 52% of average total assets during 1998. Certificates of deposit, with an average rate of 5.91%, cost $4.0 million, or 71% of total interest expense. Savings deposits and interest-bearing checking accounts equaled 13% and 3% of average total assets during 1998, respectively. With an average rate of 5.18% savings deposits cost $0.9 million, or 16% of total interest expense, while interest-bearing checking accounts ended 1998 with an average rate of 4.25%, and cost $0.2 million, or 3% of total interest expense. Short term borrowings, comprised primarily of repurchase agreements but also included Federal funds purchased, had an average rate of 4.72% during 1998. The Company paid $0.5 million in short term interest expense, or 9% of total interest expense.

PROVISION FOR LOAN LOSSES
Reflecting significant loan growth the provision for loan losses totaled $2.6 million during 1998. The allowance for loan losses as a percentage of total loans outstanding as of December 31, 1998 was 1.50%, which also represents the average ratio for the entire year. The Company maintains the allowance for loan losses at a level management feels is adequate to absorb losses inherent in the loan portfolio. The evaluation is based upon a continuous review of the Company's and banking industry's historical loan loss experience, known and inherent risks contained in the loan portfolio, composition and growth of the loan portfolio, current and projected economic conditions and other factors. Reflecting its focus on credit quality, the Company has not experienced any loan charge-offs since its inception.

NONINTEREST INCOME
Other income was $488,000 during 1998. Fees earned on referring residential mortgage loan applicants to various third parties was $210,000, commitment fees charged on issued commercial standby letters of credit equaled $159,000, and deposit and repurchase agreement service charges totaled $82,000.

NONINTEREST EXPENSE
Noninterest expense totaled $3.6 million during 1998. Salary and benefit costs were $1.9 million, while occupancy, furniture and equipment expenses totaled another $0.5 million. Additional large overhead expenses include computer data processing and software ($171,000), loan processing ($154,000), and advertising ($110,000). While the future dollar volume of noninterest costs are anticipated to increase, as a percent of average assets the level is expected to decline as the Company continues to grow and operating efficiencies are realized.

Monitoring and controlling overhead expenses, while at the same time providing high quality of service to customers, is of utmost importance to the Company. The efficiency ratio, computed by dividing noninterest expenses by net interest income plus noninterest income, was 70.9% for all of 1998. However, due primarily to the rapid asset growth that has translated into increased net interest income, the Company's efficiency ratio declined throughout 1998 and was only 55.8% during the fourth quarter. In addition, the Company's lending philosophy of concentrating on commercial lending results in higher average loan balances compared to residential mortgage or consumer loans, which provides for a greater volume of loans with fewer people thereby improving its efficiency. This point is demonstrated by the Company's total assets per employee ratio, which as of December 31, 1998 was approximately $6.0 million. This level compares very favorably to the 3.4 million level of Michigan community banks of similar asset size.

INCOME TAX EXPENSE
Due to the net loss from operations recorded by the Company no provisions to income tax expense were necessary during 1998. It is anticipated that the Company will be in a taxable position in the future.

1997 RESULTS OF OPERATIONS

The Company was incorporated on July 15, 1997 to establish and own the Bank. The Bank received all necessary regulatory approvals and began operations on December 15, 1997.

The Bank experienced significant growth in the loan portfolio during the first 17 days of operations from December 11, 1997 to December 31, 1997. This growth has continued into 1998 and at a more rapid rate than deposit growth. Management has chosen to fund this loan growth in 1998 in part by obtaining brokered and out-of-state deposits to augment normal deposit growth and expects to continue this practice until alternative funding sources become readily available. Management has staggered the maturities of brokered and out-of-state deposits with terms of 3 months to 60 months.

As of December 31, 1997, the Company had a retained deficit of $404,071. This retained deficit was primarily the result of pre-opening fees and expenses totaling approximately $178,000 as well as $193,300 in provision expense to establish the allowance for loan losses at a level of 1.50% of total loans. Management anticipated that the Company would generate a net loss for 1998 as a result of expenditures made to build the management team and open the main office and provisions to the allowance for loan and lease losses. Significant ongoing additions to loan loss reserves were expected to also contribute to this deficit due to the projected rapid increase in the loan portfolio. Management further believes that the expenditures made in 1997 and 1998 will create the infrastructure and lay the foundation for growth in subsequent years.


CAPITAL RESOURCES

Shareholders' equity is a noninterest-bearing source of funds which provides support for asset growth. Shareholders' equity was $26.7 million and $13.5 million at December 31, 1998 and 1997, respectively. The increase during 1998 is attributable to the secondary stock offering completed during the year, when 977,500 shares of common stock were sold. Net proceeds to the Company, after deducting underwriting and other related costs, was $14.3 million. Substantially all of the net proceeds were contributed to the Bank, which were used to support anticipated growth in assets, fund investments in loans and securities, and for general corporate purposes. The Company's 1998 net operating loss of $1.1 million negatively impacted shareholders' equity.

The Company and Bank are subject to regulatory capital requirements administered by federal banking agencies. Failure to meet the various capital requirements can initiate regulatory action that could have a direct material effect on the financial statements. Since the Bank began operations, both the Company and Bank have been categorized as "Well Capitalized," the highest classification contained within the banking regulations. The capital ratios of the Company and Bank as of December 31, 1998 and 1997 are disclosed under Note 13 of the Notes to Consolidated Financial Statements.

The ability of the Company to pay cash and stock dividends is subject to limitations under various laws and regulations and to prudent and sound banking practices. No cash or stock dividends were paid in 1998 or 1997.


LIQUIDITY

Liquidity is measured by the Company's ability to raise funds through deposits, borrowed funds, capital or cash flow from the repayment of loans and investment securities. These funds are used to meet deposit withdrawals, maintain reserve requirements, fund loans and operate the Company. Liquidity is primarily achieved through the growth of deposits (both local and out-of-area) and liquid assets such as securities available for sale, matured securities, and Federal funds sold. Asset and liability management is the process of managing the balance sheet to achieve a mix of earning assets and liabilities that maximizes profitability, while providing adequate liquidity.

The Company's liquidity strategy is to fund loan growth with deposits and repurchase agreements and to maintain an adequate level of short- and medium-term investments to meet typical daily loan and deposit activity. Although deposit and repurchase agreement growth from depositors located in the market area increased by $81.4 million during 1998, the growth was not sufficient to meet the substantial loan growth of $171.8 million and provide monies for additional investing activities. To provide the additional needed funds the Company regularly obtained deposits from customers outside of the market area. These out-of-area deposits consist primarily of $99,000 certificates of deposit placed by deposit brokers for a fee, but also include certificates of deposit for larger dollar amounts (generally $100,000) and/or from the deposit owners directly. As of December 31, 1998, out-of-area deposits totaled approximately $97.3 million, or 51% of combined deposits and repurchase agreements. Reliance on out-of-area deposits is expected to be ongoing due to the planned future growth; however, a modest decline in the out-of-area deposit concentration level is expected as new business and retail relationships continue to be established and as existing customers increase their fund balances.

The Company has the ability to borrow money on a daily basis through correspondent banks (Federal funds purchased), which it did on several occasions during 1998; however, this is viewed as only a secondary and temporary source of funds. During 1998 the Company's Federal funds sold position averaged $4.8 million.

In addition to normal loan funding and deposit flow, the Company also needs to maintain liquidity to meet the demands of certain unfunded loan commitments and standby letters of credit. As of December 31, 1998, the Company had a total of $90.5 million in unfunded loan commitments and $19.3 million in unfunded standby letters of credit. Of the total unfunded loan commitments, $68.7 million were commitments available as lines of credit to be drawn at any time as customers' cash needs vary, and $21.8 million were for loan commitments scheduled to close and become funded within the next three months. The Company monitors fluctuations in loan balances and commitment levels, and includes such data in its overall liquidity management.


MARKET RISK ANALYSIS

The Company's primary market risk exposure is interest rate risk and, to a lesser extent, liquidity risk. All of the Company's transactions are denominated in U.S. dollars with no specific foreign exchange exposure. The Company has only limited agricultural-related loan assets and therefore has no significant exposure to changes in commodity prices. Any impact that changes in foreign exchange rates and commodity prices would have on interest rates are assumed to be insignificant.

Interest rate risk is the exposure of the Company's financial condition to adverse movements in interest rates. The Company derives its income primarily from the excess of interest collected on its interest-earning assets over the interest paid on its interest-bearing liabilities. The rates of interest the Company earns on its assets and owes on its liabilities generally are established contractually for a period of time. Since market interest rates change over time, the Company is exposed to lower profitability if it cannot adapt to interest rate changes. Accepting interest rate risk can be an important source of profitability and shareholder value; however, excessive levels of interest rate risk could pose a significant threat to the Company's earnings and capital base. Accordingly, effective risk management that maintains interest rate risk at prudent levels is essential to the Company's safety and soundness.

Evaluating the exposure to changes in interest rates includes assessing both the adequacy of the process used to control interest rate risk and the quantitative level of exposure. The Company's interest rate risk management process seeks to ensure that appropriate policies, procedures, management information systems and internal controls are in place to maintain interest rate risk at prudent levels with consistency and continuity. In evaluating the quantitative level of interest rate risk the Company assesses the existing and potential future effects of changes in interest rates on its financial condition, including capital adequacy, earnings, liquidity and asset quality.

There are two interest rate risk measurement techniques used by the Company. The first, which is commonly referred to as GAP analysis, measures the difference between the dollar amounts of interest-sensitive assets and liabilities that will be refinanced or repriced during a given time period. A significant repricing gap could result in a negative impact to the Company's net interest margin during periods of changing market interest rates. The following table depicts the Company's GAP position as of December 31, 1998 (dollars in thousands):


                                                      Within            Three to         One to            After
                                                      Three              Twelve           Five             Five
                                                      Months             Months           Years            Years             Total
                                                      ------             ------           -----            -----             -----
Assets:
     Commercial loans                               $  53,211         $   3,458         $ 107,586        $   7,735        $ 171,990
     Residential real estate loans                      2,609             1,400             5,376            1,271           10,656
     Consumer loans                                       796                25             1,076              201            2,098
     Securities available for sale (1)                  1,500             3,023            13,916            5,721           24,160
     Interest-bearing deposits                            515                 0                 0                0              515
     Allowance for loan losses                              0                 0                 0           (2,765)          (2,765)
     Other assets                                           0                 0                 0            9,583            9,583
                                                    ---------         ---------         ---------        ---------        ---------

Total Assets                                           58,631             7,906           127,954           21,746          216,237
                                                    ---------         ---------         ---------        ---------        ---------

Liabilities:
     Interest-bearing checking                          7,766                 0                 0                0            7,766
     Savings                                           28,796                 0                 0                0           28,796
     Money market accounts                              3,822                 0                 0                0            3,822
     Time deposits < $100,000                          15,310            46,987            18,856                0           81,153
     Time deposits $100,000 and over                   13,816            13,548             8,777                0           36,141
     Other borrowings                                  17,038                 0                 0                0           17,038
     Noninterest-bearing checking                           0                 0                 0           14,319           14,319
     Other liabilities                                      0                 0                 0              501              501
                                                    ---------         ---------         ---------        ---------        ---------
Total Liabilities                                      86,548            60,535            27,633           14,820          189,536

Shareholders' Equity                                        0                 0                 0           26,701           26,701
                                                    ---------         ---------         ---------        ---------        ---------

Total Sources of Funds                                 86,548            60,535            27,633           41,521          216,237
                                                    ---------         ---------         ---------        ---------        ---------

Net asset (liability) GAP                           $ (27,917)        $ (52,629)        $ 100,321        $ (19,775)
                                                                      =========         =========        =========

Cumulative GAP                                      $ (27,917)        $ (80,546)        $  19,775
                                                    =========         =========         =========

Percent of cumulative GAP to
  total assets                                            (13)%             (37)%               9%
                                                    =========         =========         =========


(1) Mortgage-backed securities are categorized by expected maturities based upon prepayment trends as of December 31, 1998.

The second interest rate risk measurement used is commonly referred to as net interest income simulation analysis. The Company believes that this methodology provides a more accurate measurement of interest rate risk than the GAP analysis, and therefore, serves as the primary interest rate risk measurement technique used by the Company. The simulation model assesses the direction and magnitude of variations in net interest income resulting from potential changes in market interest rates. Key assumptions in the model include prepayment speeds on various loan and investment assets; cash flows and maturities of interest-sensitive assets and liabilities; and changes in market conditions impacting loan and deposit volume and pricing. These assumptions are inherently uncertain, subject to fluctuation and revision in a dynamic environment; therefore, the model cannot precisely estimate net interest income or exactly predict the impact of higher or lower interest rates on net interest income. Actual results will differ from simulated results due to timing, magnitude, and frequency of interest rate changes and changes in market conditions and Company strategies, among other factors.

The Company conducted multiple simulations as of December 31, 1998, whereby it was assumed that a simultaneous, instant and sustained change in market interest rates occurred. The following table reflects the suggested impact on net interest income over the next twelve months, which are well within the Company's policy parameters established to manage and monitor interest rate risk.


                                                     Dollar Change In               Percent Change In
     Interest Rate Scenario                         Net Interest Income             Net Interest Income
     ----------------------                         -------------------             -------------------

     Interest rates down 200 basis points               $ 748,690                          16.6%

     Interest rates down 100 basis points                 468,956                          10.4

     No change in interest rates                          191,660                           4.3

     Interest rates up 100 basis points                   (36,753)                         (0.8)

     Interest rates up 200 basis points                  (267,532)                         (5.9)

In addition to changes in interest rates, the level of future net interest income is also dependent on a number of other variables, including: the growth, composition and absolute levels of loans, deposits, and other earning assets and interest-bearing liabilities; economic and competitive conditions; potential changes in lending, investing, and deposit gathering strategies; client preferences; and other factors.


YEAR 2000 ISSUE

The approach of the year 2000 presents potential problems to businesses that utilize computers in their daily operations. Some computer systems may not be able to properly interpret dates after December 31, 1999, because they use only two digits to indicate the year in the date. Therefore, a date using "00" as the year may recognize the year as 1900 rather than the year 2000.

The Company has formed a Year 2000 Working Group to address the potential problems associated with the Year 2000 computer issue. The Year 2000 Working Group, consisting of senior officers and employees, meets periodically and provides regular reports to the Board of Directors detailing progress with the Year 2000 issue.

As with any organization that depends on technology, particularly computer systems and software, a Year 2000 related failure poses a significant threat to continued business operations. While the Company has developed a plan to achieve Year 2000 readiness, we recognize that the success of our third party providers is vital to our success. Vendors of particular concern include, but are not limited to, our computer service providers, electronic banking vendors, correspondent banks, and utility and telecommunications companies. Additional risks include the Bank's lending and deposit relationships, as well as security and heating, ventilation, and air conditioning systems. No in-house programmed software is used by the Company.

Management believes that all significant vendors have been identified and contacted regarding their Year 2000 readiness. These vendors have indicated that either their products are currently Year 2000 compliant or will be by December 31, 1999. For computer-based systems that are considered vital to operations, such as data and transaction processing, actual testing has been or will be conducted prior to December 31, 1999, to test Year 2000 readiness. In addition, a Year 2000 questionnaire has been sent to all commercial loan customers (comprising 92% of the loan portfolio) requesting information concerning their Year 2000 readiness. Responses are currently being followed-up by the Year 2000 Working Group and lending staff.

Costs to the Company related to the Year 2000 issue are estimated to be between $10,000 and $25,000. These costs include testing of the data processing equipment and programs, equipment upgrades, and employee/customer education. It is impossible to predict the exact expenses associated with the Year 2000 issue and additional funds may be needed for unknown expenses relating to Year 2000 testing, training, and education, as well as system and software replacements.

Despite careful planning by the Company, we recognize there may be circumstances beyond our control that may prohibit us from operating "as usual" after December 31, 1999. The Year 2000 Working Group is currently in process of developing a contingency plan to address potential Year 2000 problems.

                         REPORT OF INDEPENDENT AUDITORS



Board of Directors and Shareholders
Mercantile Bank Corporation
Grand Rapids, Michigan


We have audited the accompanying consolidated balance sheets of Mercantile Bank Corporation as of December 31, 1998 and 1997 and the related consolidated statements of income, comprehensive income, changes in shareholders' equity and cash flows for the year ended December 31, 1998 and the period from July 15, 1997 (date of inception) through December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Mercantile Bank Corporation as of December 31, 1998 and 1997, and the results of its operations and its cash flows for the year ended December 31, 1998 and the period from July 15, 1997 (date of inception) through December 31, 1997 in conformity with generally accepted accounting principles.




                                              /s/ Crowe, Chizek and Company LLP
                                                  -----------------------------
                                                  Crowe, Chizek and Company LLP

Grand Rapids, Michigan
January 20, 1999

                           MERCANTILE BANK CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                           December 31, 1998 and 1997



                                                                                                      1998                  1997
                                                                                                      ----                  ----
ASSETS
     Cash and due from banks                                                                    $   5,940,713         $     153,300
     Short term investments                                                                           515,283             3,250,000
     Federal funds sold                                                                                     0             3,700,000
                                                                                                -------------         -------------
         Total cash and cash equivalents                                                            6,455,996             7,103,300

     Securities available for sale                                                                 24,160,247             2,997,500

     Total loans                                                                                  184,744,602            12,886,763
     Allowance for loan losses                                                                     (2,765,100)             (193,300)
                                                                                                -------------         -------------
         Total loans, net                                                                         181,979,502            12,693,463

     Premises and equipment - net                                                                   1,857,805               953,982
     Organizational costs - net                                                                        64,210                74,871
     Accrued interest receivable                                                                    1,147,832                52,811
     Other assets                                                                                     571,265               233,258
                                                                                                -------------         -------------

         Total assets                                                                           $ 216,236,857         $  24,109,185
                                                                                                =============         =============

LIABILITIES AND SHAREHOLDERS' EQUITY
     Deposits
         Noninterest-bearing                                                                    $  14,319,290         $   7,207,482
         Interest-bearing                                                                         157,678,729             2,480,782
                                                                                                -------------         -------------
              Total                                                                               171,998,019             9,688,264

     Securities sold under agreements to repurchase                                                17,037,601               655,447
     Accrued expenses and other liabilities                                                           500,721               292,204
                                                                                                -------------         -------------
         Total liabilities                                                                        189,536,341            10,635,915

Shareholders' equity
     Preferred stock, no par value; 1,000,000 shares
       authorized, none issued
     Common stock, no par value; 9,000,000 shares authorized; 2,472,500 shares outstanding at December 31, 1998, and 1,495,000 shares
       outstanding at December 31, 1997                                                            28,181,798            13,880,972
     Retained earnings (deficit)                                                                   (1,513,118)             (404,071)
     Net unrealized gain (loss) on securities
       available for sale                                                                              31,836                (3,631)
                                                                                                -------------         -------------
         Total shareholders' equity                                                                26,700,516            13,473,270
                                                                                                -------------         -------------

              Total liabilities and shareholders' equity                                        $ 216,236,857         $  24,109,185
                                                                                                =============         =============

          See accompanying notes to consolidated financial statements.

                          MERCANTILE BANK CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME
           Year ended December 31, 1998 and period from July 15, 1997
                  (date of inception) through December 31, 1997


                                                                                                 1998                         1997
                                                                                                 ----                         ----
Interest income
     Loans, including fees                                                                  $  9,007,668               $     25,761
     Investment securities                                                                       880,639                      7,661
     Federal funds sold                                                                          256,422                     18,728
     Interest-bearing balances                                                                    23,487                    101,479
                                                                                            ------------               ------------
         Total interest income                                                                10,168,216                    153,629

Interest expense
     Deposits                                                                                  5,140,788                      5,760
     Short term borrowings                                                                       488,430                      7,894
                                                                                            ------------               ------------
         Total interest expense                                                                5,629,218                     13,654
                                                                                            ------------               ------------

NET INTEREST INCOME                                                                            4,538,998                    139,975

Provision for loan losses                                                                      2,571,800                    193,300
                                                                                            ------------               ------------

NET INTEREST INCOME (LOSS) AFTER PROVISION FOR LOAN LOSSES                                     1,967,198                    (53,325)

Noninterest income
     Service charges on accounts                                                                  82,170
     Gain on sale of securities                                                                      128
     Mortgage loan referral fees                                                                 209,667
     Letter of credit fees                                                                       159,064
     Other income                                                                                 37,149                         45
                                                                                            ------------               ------------
         Total noninterest income                                                                488,178                         45

Noninterest expense
     Salaries and benefits                                                                     1,891,264                    254,771
     Occupancy                                                                                   304,231                     39,101
     Furniture and equipment                                                                     176,756                      5,907
     Data processing                                                                             170,990
     Loan processing cost                                                                        153,835
     Advertising                                                                                 110,431
     Other expense                                                                               756,916                     51,012
                                                                                            ------------               ------------
         Total noninterest expenses                                                            3,564,423                    350,791
                                                                                            ------------               ------------

INCOME (LOSS) BEFORE FEDERAL INCOME TAX                                                       (1,109,047)                  (404,071)

Federal income tax expense                                                                             0                          0
                                                                                            ------------               ------------

NET INCOME (LOSS)                                                                           $ (1,109,047)              $   (404,071)
                                                                                            ============               ============

Basic income (loss) per share                                                               $      (0.58)              $      (0.27)
                                                                                            ============               ============

Diluted income (loss) per share                                                             $      (0.58)              $      (0.27)
                                                                                            ============               ============

Average shares outstanding                                                                     1,907,658                  1,495,000
                                                                                            ============               ============

          See accompanying notes to consolidated financial statements.

                          MERCANTILE BANK CORPORATION
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
           Year ended December 31, 1998 and period from July 15, 1997
                  (date of inception) through December 31, 1997


                                                                                                 1998                        1997
                                                                                                 ----                        ----

NET INCOME (LOSS)                                                                            $(1,109,047)               $  (404,071)

Other comprehensive income (loss), net of tax:
     Change in unrealized gains (losses) on securities                                            35,467                     (3,631)
                                                                                             -----------                -----------


COMPREHENSIVE INCOME (LOSS)                                                                  $(1,073,580)               $  (407,702)
                                                                                             ===========                ===========

          See accompanying notes to consolidated financial statements.

                          MERCANTILE BANK CORPORATION
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY Year ended December 31, 1998 and period from July 15, 1997
                  (date of inception) through December 31, 1997


                                                                                                 Net Unrealized
                                                                                                 Gain (Loss) on
                                                                              Retained              Securities            Total
                                                          Common              Earnings              Available         Shareholders'
                                                          Stock               (Deficit)             for Sale             Equity
                                                          -----               ---------             --------             ------
BALANCE, JULY 15, 1997 (DATE OF
INCEPTION)                                            $          0          $          0          $          0         $          0

Common stock sale, October 23,
1997                                                    13,880,972                                                       13,880,972

Net income (loss) for the period
  from July 15, 1997 (date of
  inception) through
  December 31, 1997                                                             (404,071)                                  (404,071)

Net unrealized gain (loss) on
  securities available for sale,
  net of tax effect                                                                                     (3,631)              (3,631)
                                                      ------------          ------------          ------------         ------------

BALANCE, DECEMBER 31, 1997                              13,880,972              (404,071)               (3,631)          13,473,270

Common stock sale,
  July 31, 1998                                         14,300,826                                                       14,300,826

Net income (loss)                                                             (1,109,047)                                (1,109,047)

Change in net unrealized gain (loss)
  on securities available for sale,
  net of tax effect                                                                                     35,467               35,467
                                                      ------------          ------------          ------------         ------------

BALANCES, DECEMBER 31, 1998                           $ 28,181,798          $ (1,513,118)         $     31,836         $ 26,700,516
                                                      ============          ============          ============         ============

          See accompanying notes to consolidated financial statements.

                          MERCANTILE BANK CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
           Year ended December 31, 1998 and period from July 15, 1997
                  (date of inception) through December 31, 1997


                                                                                                1998                         1997
                                                                                                ----                         ----
CASH FLOWS FROM OPERATING ACTIVITIES
     Net income (loss)                                                                    $  (1,109,047)              $    (404,071)
     Adjustments to reconcile net income (loss)
       to net cash from operating activities
         Depreciation and amortization                                                          274,364                         119
         Provision for loan losses                                                            2,571,800                     193,300
         Gain on sale of securities                                                                (128)
         Net change in
              Accrued interest receivable                                                    (1,095,021)                    (74,871)
              Other assets                                                                     (432,695)                   (286,069)
              Accrued expenses and other liabilities                                            208,517                     292,204
                                                                                          -------------               -------------
                  Net cash from operating activities                                            417,790                    (279,388)

CASH FLOWS FROM INVESTING ACTIVITIES
     Net increase in loans                                                                 (171,857,839)                (12,886,763)
     Purchase of:
         Securities available for sale                                                      (28,320,575)                 (3,001,250)
         Premises and equipment, net                                                         (1,082,815)                   (953,982)
     Proceeds from:
         Sales of available for sale securities                                               1,000,313
         Maturities and repayments of available for
           sale securities                                                                    6,203,087
                                                                                          -------------               -------------
              Net cash from investing activities                                           (194,057,829)                (16,841,995)

CASH FLOWS FROM FINANCING ACTIVITIES
     Proceeds from sale of common stock                                                      14,300,826                  13,880,972
     Net increase in deposits                                                               162,309,755                   9,688,264
     Net increase in securities sold under
       agreements to repurchase                                                              16,382,154                     655,447
                                                                                          -------------               -------------
         Net cash from financing activities                                                 192,992,735                  24,224,683
                                                                                          -------------               -------------

Net change in cash and cash equivalents                                                        (647,304)                  7,103,300

Cash and cash equivalents at beginning of period                                              7,103,300                           0
                                                                                          -------------               -------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                                $   6,455,996               $   7,103,300
                                                                                          =============               =============

Supplemental disclosures of cash flow information
     Cash paid during the year for
         Interest                                                                         $   5,237,738               $       1,391
         Federal income tax                                                                     165,000                           0

          See accompanying notes to consolidated financial statements.

                           MERCANTILE BANK CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 1998 and 1997


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation: The consolidated financial statements include the accounts of Mercantile Bank Corporation and its wholly-owned subsidiary, Mercantile Bank of West Michigan, after elimination of significant intercompany transactions and accounts.

Nature of Operations: Mercantile Bank Corporation ("Company") was incorporated on July 15, 1997 to establish and own Mercantile Bank of West Michigan (Bank) based in Grand Rapids, Michigan. The Bank is a community-based financial institution. The Bank's primary deposit products are checking, savings, and term certificate accounts, and its primary lending products are commercial, residential mortgage, and installment loans. Substantially all loans are secured by specific items of collateral including business assets, consumer assets and real estate. Commercial loans are expected to be repaid from cash flow from operations of businesses. Real estate loans are secured by both residential and commercial real estate. The Bank's loan accounts are primarily with customers located in western Michigan, within Kent County. The Bank's retail deposits are also to customers located in western Michigan. As an alternative source of funds, the Bank has also issued certificates to depositors outside of the Bank's primary market area. Commercial real estate loans to lessors of real property comprise 19.5% of the Bank's total loans at December 31, 1998. Commercial loans to holding and other investment offices comprise 28.6% of the Bank's total loans at December 31, 1998. The Bank began operations on December 15, 1997, after several months of work by incorporators and employees in preparing applications with the various regulatory agencies and obtaining insurance and building space.

Use of Estimates: To prepare financial statements in conformity with generally accepted accounting principles, management makes estimates and assumptions based on available information. These estimates and assumptions affect the amounts reported in the financial statements and the disclosures provided, and future results could differ. The allowance for loan losses and the fair values of financial instruments are particularly subject to change.

Cash Flow Reporting: Cash and cash equivalents include cash on hand, demand deposits with other financial institutions, short-term investments (securities with daily put provisions) and federal funds sold. Cash flows are reported net for customer loan and deposit transactions, interest-bearing time deposits with other financial institutions and short-term borrowings with maturities of 90 days or less.

Securities: Securities available for sale consist of those securities which might be sold prior to maturity due to changes in interest rates, prepayment risks, yield and availability of alternative investments, liquidity needs or other factors. Securities classified as available for sale are reported at their fair value and the related unrealized holding gain or loss is reported, net of related income tax effects, as a separate component of shareholders' equity, until realized.

Premiums and discounts on securities are recognized in interest income using the interest method over the estimated life of the security. Gains and losses on the sale of securities available for sale are determined based upon amortized cost of the specific security sold.

Loans: Loans are reported at the principal balance outstanding, net of deferred loan fees and costs. Interest income is reported on the interest method and includes amortization of net deferred loan fees and costs over the loan term.

Allowance for Loan Losses: The allowance for loan losses is a valuation allowance, increased by the provision for loan losses and recoveries, and decreased by charge-offs. Management estimates the allowance balance required based on past industry loan loss experience, known and inherent risks in similar portfolios, and economic conditions. Allocations of the allowance may be made for specific loans, but the entire allowance is available for any loan that, in management's judgment, should be charged-off.

                                  (Continued)

                           MERCANTILE BANK CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 1998 and 1997


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Loan impairment is reported when full payment under the loan terms is not expected. Impairment is evaluated in aggregate for smaller-balance loans of similar nature such as residential mortgage, consumer and credit card loans, and on an individual loan basis for other loans. If a loan is impaired, a portion of the allowance is allocated so that the loan is reported, net, at the present value of estimated future cash flows using the loan's existing rate. Loans are evaluated for impairment when payments are delayed, typically 90 days or more, or when the internal grading system indicates a doubtful classification.

Premises and Equipment: Premises and equipment are stated at cost less accumulated depreciation. Depreciation is computed using both straight-line and accelerated methods over the estimated useful lives of the respective assets. Maintenance, repairs and minor alterations are charged to current operations as expenditures occur and major improvements are capitalized. These assets are reviewed for impairment under SFAS No. 121 when events indicate the carrying amount may not be recoverable.

Stock Options: No expense for stock options is recorded, as the grant price equals the market price of the stock at grant date. Pro-forma disclosures show the effect on income and earnings per share had the options' fair value been recorded using an option pricing model. The pro-forma effect is expected to increase in the future as more options are granted.

Income Taxes: Income tax expense is the sum of the current year income tax due or refundable and the change in deferred tax assets and liabilities. Deferred tax assets and liabilities are the expected future tax consequences of temporary differences between the carrying amounts and tax bases of assets and liabilities, computed using enacted tax rates. A valuation allowance has been established to the extent of net deferred tax assets due to a lack of operating performance to ensure that it is more likely than not it would be recovered.

Fair Values of Financial Instruments: Fair values of financial instruments are estimated using relevant market information and other assumptions, as more fully disclosed separately. Fair value estimates involve uncertainties and matters of significant judgment regarding interest rates, credit risk, prepayments and other factors, especially in the absence of broad markets for particular items. Changes in assumptions or in market conditions could significantly affect the estimates. The fair value estimates of existing on- and off-balance sheet financial instruments does not include the value of anticipated future business or the values of assets and liabilities not considered financial instruments.

Dividend Restriction: The Company and Bank are subject to banking regulations which require the maintenance of certain capital levels and positive retained earnings, which will prevent payment of dividends until positive retained earnings are achieved and may limit the amount of dividends thereafter.

Earnings (Loss) Per Share: Basic earnings (loss) per share is based on weighted average common shares outstanding. Diluted earnings (loss) per share further assumes issue of any dilutive potential common shares.

                                  (Continued)

                           MERCANTILE BANK CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 1998 and 1997




NOTE 2 - INVESTMENT SECURITIES

The amortized cost and fair values of investment securities at year-end were as follows:

AVAILABLE FOR SALE

                                                                                 Gross                Gross
                                                        Amortized             Unrealized            Unrealized               Fair
                                                           Cost                  Gains                Losses                Values
                                                           ----                  -----                ------                ------
1998
    U.S. Treasury securities                           $ 4,506,744           $    16,376           $         0           $ 4,523,120
    U.S. Government agency
     debt obligations                                   12,015,020                45,207                29,437            12,030,790
    Mortgage-backed securities                           7,590,648                21,104                 5,415             7,606,337
                                                       -----------           -----------           -----------           -----------
     Totals                                            $24,112,412           $    82,687           $    34,851           $24,160,247
                                                       ===========           ===========           ===========           ===========

1997
    U.S. Treasury securities                           $ 3,001,131           $         0           $     3,631           $ 2,997,500
                                                       ===========           ===========           ===========           ===========

The amortized cost and fair values of debt investment securities at year-end 1998, by contractual maturity, are shown below. The contractual maturity is utilized below for U.S. Treasury and U.S. Government agency debt obligations. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity date, mortgage backed securities, are shown separately.


                                                                                       Weighted       Amortized              Fair
                                                                                     Average Yield       Cost               Values
                                                                                     -------------       ----               ------
Debt securities, excluding mortgage-backed securities:
     Due in one year or less                                                              5.61%      $ 4,506,744         $ 4,523,120
     Due after one year through five years                                                6.07         9,987,547          10,028,140
     Due after five years through 15 years                                                6.13         2,027,473           2,002,650
                                                                                                     -----------         -----------
                                                                                                      16,521,764          16,553,910
Mortgage-backed securities                                                                6.29         7,590,648           7,606,337
                                                                                                     -----------         -----------
     Total investment securities                                                                     $24,112,412         $24,160,247
                                                                                                     ===========         ===========

The sale of an investment security during 1998 resulted in a realized gain of $128. There were no sales of securities in 1997.

The carrying value of investment securities that are pledged to secure securities sold under agreements to repurchase and other deposits was $24,160,247 and $2,997,500 at December 31, 1998 and 1997, respectively.

                                  (Continued)
                                      F-23

                           MERCANTILE BANK CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 1998 and 1997


NOTE 3 - LOANS AND ALLOWANCE FOR LOAN LOSSES

Year-end loans are as follows:


                                                                                                        Percent
                                           December 31, 1998              December 31, 1997             Increase/
                                          Balance            %            Balance           %          (Decrease)
                                          -------            -            -------           -          ----------
     Real Estate:
       Construction and land
         development                  $    13,656,284        7.4%      $           0        0.0%           NA%
       Secured by 1 - 4
         family properties                 10,655,703        5.8             171,872        1.3          6,099.8
       Secured by multi-
         family properties                  2,520,747        1.4                   0        0.0             NA
       Secured by nonfarm
         nonresidential properties        100,742,487       54.5           5,421,302       42.1          1,758.3
     Commercial                            55,071,347       29.8           7,278,664       56.5            656.6
     Consumer                               2,098,034        1.1              14,925        0.1         13,957.2
                                      ---------------     ------       -------------    -------      -----------

     Total Loans                      $   184,744,602      100.0%      $  12,886,763      100.0%         1,333.6
                                      ===============     ======       =============    =======      ===========

Activity in the allowance for loan losses is as follows:


                                                                                       1998           1997
                                                                                       ----           ----

     Beginning balance                                                              $   193,300    $       0
     Provision charged to operating expense                                           2,571,800      193,300
                                                                                    -----------    ---------

         Ending balance                                                             $ 2,765,100    $ 193,300
                                                                                    ===========    =========

There were no loans classified as impaired at December 31, 1998 or 1997 or during the periods then ended.


NOTE 4 - PREMISES AND EQUIPMENT - NET

Year-end premises and equipment are as follows:


                                                                                     1998        1997
                                                                                     ----        ----

     Land and improvements                                                      $  315,020    $      0
     Buildings and leasehold improvements                                          759,942     545,401
     Construction in process                                                       100,638           0
     Furniture and equipment                                                       869,195     408,581
                                                                                ----------    --------
                                                                                 2,044,795     953,982
     Less:  accumulated depreciation                                               186,990           0
                                                                                ----------    --------

                                                                                $1,857,805    $953,982
                                                                                ==========    ========

                                   (Continued)

                           MERCANTILE BANK CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 1998 and 1997


NOTE 5 - DEPOSITS

Deposits at year-end are summarized as follows:


                                                                                                      Percent
                                         December 31, 1998            December 31, 1997              Increase/
                                        Balance           %           Balance          %            (Decrease)
                                        -------           -           -------          -            ----------
     Noninterest-bearing
        demand                     $   14,319,290         8.3%   $   7,207,482        74.4%               98.7%
     Interest-bearing
        checking                        7,765,703         4.5          213,218         2.2             3,542.1
     Money market                       3,822,019         2.2                0         0.0                  NA
     Savings                           28,796,603        16.8        2,089,539        21.6             1,278.1
     Time, under $100,000               3,305,504         1.9          178,025         1.8             1,756.8
     Time, $100,000 and
        over                           16,718,705         9.7                0         0.0                  NA
                                   --------------    --------    -------------     -------       -------------
                                       74,727,824        43.4        9,688,264       100.0               671.3

     Out-of-area time,
        under $100,000                 77,847,412        45.3                0         0.0                  NA
     Out-of-area time,
        $100,000 and over              19,422,783        11.3                0         0.0                  NA
                                   --------------    --------    -------------     -------       -------------
                                       97,270,195        56.6                0         0.0                  NA
                                   --------------    --------    -------------     -------       -------------
     Total Deposits                $  171,998,019       100.0%   $   9,688,264       100.0%            1,675.3%
                                   ==============    ========    =============     =======       =============

Out-of-area certificates of deposit consist of certificates obtained from depositors outside of the primary market area. As of December 31, 1998, out-of-area certificates of deposit totaling $83,404,629 were obtained through deposit brokers, with the remaining $13,865,566 obtained directly from the depositors.

The following table depicts the maturity distribution for certificates of deposit as of December 31, 1998.

                  1999                                   $   89,659,963
                  2000                                       22,649,689
                  2001                                        4,194,752
                  2002                                        1,390,000
                  2003
                                                         ==============
                                                         $  117,294,404

                                  (Continued)

                           MERCANTILE BANK CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 1998 and 1997


NOTE 6 - SHORT-TERM BORROWINGS

Information relating to short-term borrowings, comprised entirely of securities sold under agreements to repurchase, at December 31 is summarized below:


                                                                                        1998          1997
                                                                                        ----          ----
     Outstanding balance at yearend                                               $   17,037,601    $ 655,447
     Average interest rate at yearend                                                       4.20%        4.70%
     Average balance during the year                                                  10,305,728        3,853
     Average interest rate during the year                                                  4.72%        4.70%
     Maximum month end balance during the year                                        18,498,833      655,447

Securities sold under agreements to repurchase (repurchase agreements) generally have original maturities of less than one year. Repurchase agreements are treated as financings and the obligations to repurchase securities sold are reflected as liabilities. Securities involved with the repurchase agreements are recorded as assets of the Bank and are primarily held in safekeeping by correspondent banks. Repurchase agreements are offered principally to certain large deposit customers as deposit equivalent investments.


NOTE 7 - FEDERAL INCOME TAXES

The Company recorded no current or deferred benefit for income taxes as a result of recording the valuation allowance in the amount of net deferred tax assets.

As a result of the valuation allowance, the Company's effective tax rate was reduced from the statutory rate of 34% to 0%.

The net deferred tax asset recorded includes the following amounts of deferred tax assets and liabilities as of December 31, 1998 and 1997:


                                                                                     1998         1997
                                                                                     ----         ----
     Deferred tax assets
         Provision for loan losses                                                $ 787,422    $  65,722
         Start-up/pre-opening expenses                                               76,713       97,811
         Deferred loan fees                                                          52,273
         Depreciation                                                                 8,146
                                                                                  ---------    ---------
                                                                                  $ 924,554    $ 163,533
                                                                                  =========    =========
     Deferred tax liabilities
         Unrealized gain on securities available for sale                         $  16,400
         Miscellaneous expenses                                                      13,600
         Accretion                                                                    2,176
                                                                                  ---------    ---------
                                                                                  $  32,176    $ 163,533
                                                                                  =========    =========

A valuation allowance related to deferred tax assets is required when it is considered more likely than not that all or part of the benefits related to such assets will not be realized. Management has determined that an allowance of $892,378 and $163,533 is required for 1998 and 1997.


                                                                                     1998          1997
                                                                                     ----          ----

     Net deferred tax asset before valuation allowance                            $  892,378    $  163,533
     Valuation allowance for deferred tax assets                                    (892,378)     (163,533)
                                                                                  ----------    ----------
                                                                                  $        0    $        0
                                                                                  ==========    ==========

                                   (Continued)

                           MERCANTILE BANK CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 1998 and 1997



NOTE 8 - STOCK OPTION PLAN


                                                                                       1998               1997
                                                                                       ----               ----
     Stock options outstanding
         Beginning                                                                        77,750                  0
         Granted                                                                          44,000             77,750
                                                                                  --------------    ---------------

              Ending                                                                     121,750             77,750
                                                                                  ==============    ===============

         Options exercisable at year-end                                                  50,166             22,918
                                                                                  --------------    ---------------

         Minimum exercise price                                                   $        10.00    $         10.00
         Maximum exercise price                                                            13.63              11.75
         Average exercise price                                                            11.50              10.75
         Average remaining option term                                                 9.0 Years          9.8 years

     Estimated fair value of stock options granted:                                      172,510            340,863
         Assumptions used:
              Risk-free interest rate                                                       4.56              6.01%
              Expected option life                                                      7 years          7 years
              Expected stock volatility                                                      11%                25%
              Expected dividends                                                              0%                 0%

     Pro-forma (loss), assuming SFAS 123 fair value method was used for stock options:
         Net loss                                                                 $  (1,299,991)    $     (539,585)
         Basic and diluted loss per share                                                 (0.68)             (0.36)


NOTE 9 - RELATED PARTIES

Certain directors and executive officers of the Company, including their immediate families and companies in which they are principal owners, were loan customers of the Bank. At year-end 1998 and 1997, the Bank had approximately $12,815,000 and $5,940,000 in loan commitments to directors and executive officers, of which approximately $9,095,000 and $2,147,000 were outstanding at December 31, 1998 and 1997, respectively, as reflected in the following table.


                                                                                       1998               1997
                                                                                       ----               ----

     Beginning balance                                                            $    2,147,000    $             0
     New loans                                                                         7,222,000          2,147,000
     Repayments                                                                         (274,000)                 0
                                                                                  --------------    ---------------

         Ending balance                                                           $    9,095,000    $     2,147,000
                                                                                  ==============    ===============

Related party deposits and repurchase agreements totaled approximately $7,978,000 and $416,000 at year-end 1998 and 1997.

                                   (Continued)
                                      F-27

                           MERCANTILE BANK CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 1998 and 1997


NOTE 10 - COMMITMENTS AND OFF-BALANCE-SHEET RISK

The Bank is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit. Loan commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.

These instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized, if any, in the balance sheet. The Bank's maximum exposure to loan loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual notional amount of those instruments. The Bank uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments. Collateral, such as accounts receivable, securities, inventory, property and equipment, is generally obtained based on management's credit assessment of the borrower.

Fair value of the Bank's off-balance sheet instruments (commitments to extend credit and standby letters of credit) is based on rates currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties' credit standing. At December 31, 1998 and 1997, the rates on existing off-balance sheet instruments were substantially equivalent to current market rates, considering the underlying credit standing of the counterparties.

The Bank's maximum exposure to credit losses for loan commitments and standby letters of credit outstanding at December 31 was as follows:


                                                                                 1998            1997
                                                                                 ----            ----

     Commercial unused lines of credit                                       $ 61,600,909    $ 3,701,272
     Unused lines of credit secured by 1 - 4 family
       residential properties                                                   3,434,290         64,356
     Credit card unused lines of credit                                         2,251,329              0
     Other consumer unused lines of credit                                      1,534,497              0
     Commitments to make loans                                                 21,751,900      7,198,584
     Standby letters of credit                                                 19,271,848              0
                                                                             ------------    -----------
                                                                             $109,844,773    $10,964,212
                                                                             ============    ===========

Management does not anticipate any significant losses as a result of these commitments.

At year-end 1998, reserves of $185,000 were required as deposits with the Federal Reserve Bank of Chicago. These reserves do not earn interest.

The Bank leases the main office facility under an operating lease agreement. Total rental expense for the lease for 1998 and 1997 was $151,349 and $37,463. Future minimum rentals under this lease as of December 31, 1998 are as follows:


                  1999                                       $      154,344
                  2000                                              154,344
                  2001                                              154,344
                  2002                                              154,344
                  2003                                              154,344
                  Thereafter                                        565,928
                                                             --------------

                                                             $    1,337,648
                                                             ==============

                                   (Continued)

                           MERCANTILE BANK CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 1998 and 1997


NOTE 11 - EMPLOYEE BENEFIT PLANS

The Company established a 401(k) plan effective January 1, 1998, covering substantially all of its employees. The Company's 1998 matching 401(k) contribution charged to expense was $59,705. The percent of the Company's matching contributions to the 401(k) is determined annually by the Board of Directors.


NOTE 12 - FAIR VALUES OF FINANCIAL INSTRUMENTS

Financial instruments at year-end are as follows:


                                                            1 9 9 8                            1 9 9 7
                                                            -------                            -------
                                                   Carrying            Fair           Carrying            Fair
                                                    Values            Values           Values            Values
                                                    ------            ------           ------            ------
     Financial assets
         Cash and cash equivalents              $    6,455,996   $     6,455,996   $    7,103,300   $     7,103,300
         Securities available for sale              24,160,247        24,160,247        2,997,500         2,997,500
         Loans, net                                181,979,502       181,963,000       12,693,463        12,693,463
         Accrued interest receivable                 1,147,832         1,147,832           52,811            52,811

     Financial liabilities
         Deposits                                  171,998,019       173,664,615        9,688,264         9,688,264
         Securities sold under agreements
           to repurchase                            17,037,601        17,037,601          655,447           655,447
         Accrued interest payable                      422,717           422,717            4,369             4,369

The estimated fair value approximates carrying amount for all items except those described below. Estimated fair value for securities is based on quoted market values for the individual securities or for equivalent securities. Estimated fair value for loans is based on the rates charged at year end for new loans with similar maturities, applied until the loan is assumed to reprice or be paid. Estimated fair value for IRAs, time CDs, and agreements to repurchase is based on the rates paid at year end for new deposits or borrowings, applied until maturity. Estimated fair value for other financial instruments and off-balance-sheet loan commitments are considered to approximate carrying value.


NOTE 13 - SALE OF COMMON STOCK

During 1998 the Company completed a secondary stock offering, selling 977,500 shares. Net of issuance expenses the common stock sale raised $14.3 million. Substantially all of the net proceeds were contributed to the Bank, which were used to support the anticipated growth in assets, fund investments in loans and securities, and for general corporate purposes.


NOTE 14 - REGULATORY MATTERS

The Company and Bank are subject to regulatory capital requirements administered by federal banking agencies. Capital adequacy guidelines and prompt corrective action regulations involve quantitative measures of assets, liabilities, and certain off-balance-sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators about components, risk weightings, and other factors, and the regulators can lower classifications in certain cases. Failure to meet various capital requirements can initiate regulatory action that could have a direct material effect on the financial statements.

                                   (Continued)

                           MERCANTILE BANK CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 1998 and 1997


NOTE 14 - REGULATORY MATTERS (Continued)

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



                                                              Capital to Risk-
                                                               Weighted Assets
                                                               ---------------              Tier 1 Capital
                                                           Total           Tier 1         to Average Assets
                                                           -----           ------         -----------------

     Well capitalized                                       10%                6%                 5%
     Adequately capitalized                                  8                 4                  4
     Undercapitalized                                        8                 4                  4

At year end, actual capital levels (in thousands) and minimum required levels for the Company and the Bank were:


                                                                                             Minimum Required
                                                                                                to be Well
                                                                   Minimum Required          Capitalized Under
                                                                      for Capital            Prompt Corrective
                                               Actual              Adequacy Purposes        Action Regulations
                                               ------              -----------------        ------------------
                                        Amount       Ratio         Amount       Ratio        Amount       Ratio
                                        ------       -----         ------       -----        ------       -----
1998
   Total capital (to risk
     weighted assets)
       Consolidated                   $    29,434    13.0%      $    18,100      8.0%     $    22,625     10.0%
       Bank                                28,453    12.6            18,093      8.0           22,616     10.0
   Tier 1 capital (to risk
     weighted assets)
       Consolidated                        26,669    11.8             9,050      4.0           13,575      6.0
       Bank                                25,688    11.4             9,047      4.0           13,570      6.0
   Tier 1 capital (to average
     assets)
       Consolidated                        26,669    13.8             7,711      4.0            9,639      5.0
       Bank                                25,688    13.3             7,707      4.0            9,634      5.0

1997
   Total capital (to risk
     weighted assets)
       Consolidated                   $    13,595    78.1%      $     1,392      8.0%     $     1,740     10.0%
       Bank                                13,056    75.6             1,382      8.0            1,728     10.0
   Tier 1 capital (to risk
     weighted assets)
       Consolidated                        13,402    77.0               696      4.0            1,044      6.0
       Bank                                12,863    74.5               691      4.0            1,037      6.0
   Tier 1 capital (to average
     assets)
       Consolidated                        13,402    69.7               769      4.0              961      5.0
       Bank                                12,863    69.3               743      4.0              928      5.0

The Bank was categorized as well capitalized at year-end 1998 and 1997.

                                   (Continued)

                           MERCANTILE BANK CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 1998 and 1997


NOTE 15 - MERCANTILE BANK CORPORATION (PARENT COMPANY ONLY)
  CONDENSED FINANCIAL STATEMENTS

Following are condensed parent company only financial statements (1997 includes the period from July 15, 1997 (date of inception) through December 31, 1997).


                            CONDENSED BALANCE SHEETS

                                                                                    1998          1997
                                                                                    ----          ----
     ASSETS
         Cash and cash equivalents                                              $   910,068    $   536,824
         Investment in subsidiary                                                25,720,043     12,862,806
         Other assets                                                                81,905        126,545
                                                                                -----------    -----------

              Total assets                                                      $26,712,016    $13,526,175
                                                                                ===========    ===========

     LIABILITIES AND SHAREHOLDERS' EQUITY
         Liabilities                                                            $    11,500    $    52,905
         Shareholders' equity                                                    26,700,516     13,473,270
                                                                                -----------    -----------

              Total liabilities and shareholders' equity                        $26,712,016    $13,526,175
                                                                                ===========    ===========

                         CONDENSED STATEMENTS OF INCOME




                                                                                     1998           1997
                                                                                     ----           ----
     Income
         Other                                                                  $    28,868    $    32,781
                                                                                -----------    -----------
              Total income                                                           28,868         32,781

     Expenses
         Other operating expenses                                                   187,797        303,289
                                                                                -----------    -----------
              Total expenses                                                        187,797        303,289

     LOSS BEFORE INCOME TAX AND EQUITY IN UNDISTRIBUTED
       NET LOSS OF SUBSIDIARIES                                                    (158,929)      (270,508)

     Federal income tax expense                                                           0              0

     Equity in undistributed net loss of subsidiary                                (950,118)      (133,563)
                                                                                -----------    -----------

     NET LOSS                                                                   $(1,109,047)   $  (404,071)
                                                                                ===========    ===========

                                  (Continued)

                           MERCANTILE BANK CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 1998 and 1997



NOTE 15 - MERCANTILE BANK CORPORATION (PARENT COMPANY ONLY)
  CONDENSED FINANCIAL STATEMENTS (Continued)

                        CONDENSED STATEMENT OF CASH FLOWS

                                                                                     1998            1997
                                                                                     ----            ----
     CASH FLOWS FROM OPERATING ACTIVITIES
         Net loss                                                               $ (1,109,047)   $    (404,071)
         Adjustments to reconcile net loss to net
           cash from operating activities
              Equity in undistributed loss of subsidiary                             950,118          133,563
              Change in other assets                                                  44,640         (126,545)
              Change in other liabilities                                            (41,405)          52,905
                                                                                ------------    -------------
                  Net cash from operating activities                                (155,694)        (344,148)

     CASH FLOWS FROM FINANCING ACTIVITIES
         Proceeds from sale of common stock                                       14,300,826       13,880,972
         Capital investment into Mercantile Bank of West Michigan                (13,771,888)     (13,000,000)
                                                                                ------------    -------------
              Net cash from financing activities                                     528,938          880,972
                                                                                ------------    -------------

     Net change in cash and cash equivalents                                         373,244          536,824

     Cash and cash equivalents at beginning of period                                536,824                0
                                                                                ------------    -------------

     CASH AND CASH EQUIVALENTS AT END OF PERIOD                                 $    910,068    $     536,824
                                                                                ============    =============

                                   SIGNATURES


         In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 8, 1999.

                               MERCANTILE BANK CORPORATION



                               /s/ Gerald R. Johnson, Jr.
                               --------------------------
                               Gerald R. Johnson, Jr.
                               Chairman of the Board and Chief Executive Officer



         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant, and in the capacities indicated on March 8, 1999.



/s/ Betty S. Burton                                          /s/ Lawrence W. Larsen
-------------------                                          ----------------------
Betty S. Burton, Director                                    Lawrence W. Larsen, Director

/s/ Edward J. Clark                                          /s/ Calvin D. Murdock
-------------------                                          ---------------------
Edward J. Clark, Director                                    Calvin D. Murdock, Director

/s/ Peter A. Cordes                                          /s/ Michael H. Price
-------------------                                          --------------------
Peter A. Cordes, Director                                    Michael H. Price, President and Chief Operating Officer

/s/ C. John Gill                                             /s/ Dale J. Visser
----------------                                             ------------------
C. John Gill, Director                                       Dale J. Visser, Director


/s/ David M. Hecht                                           /s/ Donald Williams
------------------                                           -------------------
David M. Hecht, Director                                     Donald Williams, Director

/s/ Gerald R. Johnson, Jr.                                   /s/ Robert M. Wynalda
--------------------------                                   ---------------------
Gerald R. Johnson, Jr., Chairman of the Board  and Chief     Robert M. Wynalda, Director
Executive Officer (principal executive officer)

/s/ Susan K. Jones                                           /s/ Charles E. Christmas
------------------                                           ------------------------
Susan K. Jones, Director                                     Charles E. Christmas, Chief Financial Officer,
                                                             Treasurer and Compliance Officer (principal financial
                                                             and accounting officer)

                                 EXHIBIT INDEX


        Exhibit No.                                            EXHIBIT DESCRIPTION
        -----------                                            -------------------

            3.1              Articles of Incorporation  are incorporated by reference to exhibit 3.1 of the Company's
                             Registration  Statement  on Form  SB-2  (Commission  File  no.  333-33081)  that  became effective on October 23, 1997

            3.2              Bylaws of the Company are  incorporated  by  reference  to exhibit 3.2 of the  Company's
                             Registration  Statement  on Form  SB-2  (Commission  File No.  333-33081)  which  became effective on October 23, 1997

           10.1              1997 Employee Stock Option Plan is incorporated by reference to exhibit 10.1 of the
                             Company's Registration Statement on Form SB-2 (Commission File No. 333-33081) which became effective on October 23, 1997 (Management contract or compensatory plan)

           10.2              Lease Agreement  between the Company and Division Avenue Partners,  L.L.C.  dated August
                             16, 1997, is  incorporated  by reference to exhibit 10.2 of the  Company's  Registration
                             Statement on Form SB-2  (Commission File No.  333-33081) which became effective  October
                             23, 1997

           10.3              Agreement between the Company and Visser Brothers Construction Inc. dated November
                             16,1998, on modified Standard Form of Agreement Between Owner and Construction Manager
                             where the Construction Manager is also the Constructor

           10.4              Employment Agreement dated December 1, 1998 between the Company, the Bank and Gerald R.
                             Johnson, Jr., Chairman and Chief Executive Officer of the Company (Management contract or compensatory plan)

           10.5              Employment Agreement dated December 1, 1998 between the Company, the Bank and Michael
                             H. Price, President and Chief Operating Officer of the Company (Management contract or compensatory plan)

            20               Proxy Statement of the Company for its April 15, 1999 Annual Meeting. Except for the
                             portions of the Proxy Statement that are expressly incorporated by reference in this
                             Annual Report on Form 10-KSB, the Proxy Statement of the Company shall not be deemed filed as a part thereof

            21               Subsidiaries  of the Company is  incorporated by reference to Exhibit 21 of the Companys
                             Annual  Report on Form 10-KSB for the fiscal year ended  December  31, 1997  (Commission
                             File No. 333-33081)

            27               Financial Data Schedule