Form 10QSB
period 1999-03-31
MERCANTILE BANK CORP
filed 1999-05-12
CIK 1042729

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended March 31, 1999

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

At March 31, 1999, there were 2,472,500 shares of Common Stock outstanding


Transitional Small Business Disclosure Format:
                                    Yes         No X
                                       ---        ---

                          MERCANTILE BANK CORPORATION

                                      INDEX
--------------------------------------------------------------------------------


PART 1.       Financial Information                                     Page No.
                                                                        --------
              Item I.    Financial Statements

              Condensed Consolidated Balance Sheets -
                March 31, 1999 (Unaudited) and December 31, 1998.....................................        3

              Condensed Consolidated Statement of Income -
                Three Months Ended March 31, 1999 and March 31, 1998 (Unaudited).....................        4

              Condensed Consolidated Statement of Comprehensive Income -
                Three Months Ended March 31, 1999 and March 31, 1998 (Unaudited).....................        5

              Condensed Consolidated Statement of Changes in Shareholders Equity -
                March 31, 1999 (Unaudited) and December 31, 1998......................................       6

              Condensed Consolidated Statement of Cash Flows -
                Three Months Ended March 31, 1999 and March 31, 1998 (Unaudited).....................        7

              Notes to Condensed Consolidated Financial Statements (Unaudited).......................        8


              Item 2.  Management's Discussion and Analysis of Financial
                Condition and Results of Operations..................................................       14


PART II.      Other Information

              Item 1.  Legal Proceedings.............................................................       19

              Item 2.  Changes in Securities and Use of Proceeds.....................................       19

              Item 3.  Defaults upon Senior Securities...............................................       19

              Item 4.  Submission of Matters to a Vote of Security Stockholders......................       19

              Item 5.  Other Information.............................................................       19

              Item 6.  Exhibits and Reports on Form 8-K..............................................       19

              Signatures.............................................................................       20

                          MERCANTILE BANK CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS

--------------------------------------------------------------------------------

                                                                                               March 31,          December 31,
                                                                                                 1999                 1998
                                                                                                 ----                 ----

                                                                                             (Unaudited)
ASSETS
          Cash and due from banks                                                           $   7,196,756        $   5,940,713
          Short-term investments                                                                  520,956              515,283
          Federal funds sold                                                                   10,800,000                   --
                                                                                            -------------        -------------
              Total cash and cash equivalents                                                  18,517,712            6,455,996

          Securities available for sale                                                        27,256,775           24,160,247

          Total loans                                                                         214,716,272          184,744,602
          Allowance for loan losses                                                            (3,220,100)          (2,765,100)
                                                                                            -------------        -------------
              Total loans, net                                                                211,496,172          181,979,502

          Premises and equipment - net                                                          2,176,704            1,857,805
          Organizational costs - net                                                                   --               64,210
          Accrued interest receivable                                                           1,277,596            1,147,832
          Other assets                                                                            946,340              571,265
                                                                                            -------------        -------------

              Total assets                                                                  $ 261,671,299        $ 216,236,857
                                                                                            =============        =============

     LIABILITIES AND SHAREHOLDERS' EQUITY
          Deposits
              Noninterest-bearing                                                           $  15,333,254        $  14,319,290
              Interest-bearing                                                                201,662,155          157,678,729
                                                                                            -------------        -------------
                   Total                                                                      216,995,409          171,998,019

          Securities sold under agreements to repurchase                                       16,995,344           17,037,601
          Accrued expenses and other liabilities                                                  722,140              500,721
                                                                                            -------------        -------------
              Total liabilities                                                               234,712,893          189,536,341

     Shareholders' equity
               Preferred stock, no par value; 1,000,000 shares
                 authorized, none issued
               Common stock, no par value:  9,000,000 shares,
                 authorized; 2,472,500 shares outstanding
                 at March 31, 1999 and December 31, 1998                                       28,181,798           28,181,798
               Retained deficit                                                                (1,161,427)          (1,513,118)
               Net unrealized gain (loss) on securities available for sale                        (61,965)              31,836
                                                                                            -------------        -------------
                   Total shareholders' equity                                                  26,958,406           26,700,516
                                                                                            -------------        -------------

                        Total liabilities and shareholders' equity                          $ 261,671,299        $ 216,236,857
                                                                                            =============        =============


--------------------------------------------------------------------------------
      See accompanying notes to condensed consolidated financial statements

                          MERCANTILE BANK CORPORATION
                   CONDENSED CONSOLIDATED STATEMENT OF INCOME

--------------------------------------------------------------------------------


                                                                                             Three Months         Three Months
                                                                                                Ended                 Ended
                                                                                               March 31,            March 31,
                                                                                                 1999                 1998
                                                                                                 ----                 ----
                                                                                              (Unaudited)          (Unaudited)
     Interest income
          Loans, including fees                                                               $ 4,061,230          $ 1,047,970
          Investment securities                                                                   378,822               58,127
          Federal funds sold                                                                       85,166               33,345
          Short term investments                                                                    5,977               39,263
                                                                                              -----------          -----------
              Total interest income                                                             4,531,195            1,178,705

     Interest expense
          Deposits                                                                              2,420,624              550,279
          Other                                                                                   180,793               28,662
                                                                                              -----------          -----------
              Total interest expense                                                            2,601,417              578,941
                                                                                              -----------          -----------

     NET INTEREST INCOME                                                                        1,929,778              599,764

     Provision for loan losses                                                                    455,000              998,800
                                                                                              -----------          -----------

     NET INTEREST INCOME (LOSS) AFTER PROVISION FOR LOAN LOSSES                                 1,474,778             (399,036)

     Noninterest income
          Other income                                                                            209,723               14,440
                                                                                              -----------          -----------
              Total noninterest income                                                            209,723               14,440

     Noninterest expense
          Salaries and benefits                                                                   652,912              401,580
          Occupancy                                                                                89,457               68,374
          Furniture and equipment                                                                  62,423               39,176
          Other expense                                                                           457,808              247,851
                                                                                              -----------          -----------
              Total noninterest expenses                                                        1,262,600              756,981
                                                                                              -----------          -----------

     INCOME (LOSS) BEFORE FEDERAL INCOME TAX                                                      421,901           (1,141,577)

     Federal income tax expense                                                                    28,000                   --
                                                                                              -----------          -----------

     NET INCOME (LOSS) BEFORE CUMULATIVE EFFECT OF CHANGE
       IN ACCOUNTING PRINCIPLE                                                                    393,901           (1,141,577)

     Cumulative effect of change in accounting principle
       (net of applicable income taxes)                                                            42,210                   --
                                                                                              -----------          -----------

     NET INCOME (LOSS)                                                                        $   351,691          $(1,141,577)
                                                                                              ===========          ===========

     Basic and diluted income (loss) per share before
       cumulative effect of change in accounting principle                                    $      0.16          $     (0.76)
                                                                                              ===========          ===========

     Basic and diluted income (loss) per share                                                $      0.14          $     (0.76)
                                                                                              ===========          ===========

     Average shares outstanding                                                                 2,472,500            1,495,000
                                                                                              ===========          ===========

--------------------------------------------------------------------------------
           See accompanying notes to condensed financial statements.

                          MERCANTILE BANK CORPORATION
            CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

--------------------------------------------------------------------------------

                                                                                                Three Months            Three Months
                                                                                                    Ended                   Ended
                                                                                                  March 31,                March 31,
                                                                                                   1999                     1998
                                                                                                   ----                     ----
                                                                                                (Unaudited)              (Unaudited)

NET INCOME (LOSS)                                                                              $   351,691              $(1,141,577)

Other comprehensive income, net of tax
     Change in unrealized gains (losses) on securities
         available for sale                                                                        (93,801)                   2,784
                                                                                               -----------              -----------


COMPREHENSIVE INCOME (LOSS)                                                                    $   257,890              $(1,138,793)
                                                                                               ===========              ===========


--------------------------------------------------------------------------------
      See accompanying notes to condensed consolidated financial statements

                                                                              5.

                          MERCANTILE BANK CORPORATION
                      CONDENSED CONSOLIDATED STATEMENT OF
                         CHANGES IN SHAREHOLDERS' EQUITY
                                   (Unaudited)

--------------------------------------------------------------------------------

                                                                                                   Net Unrealized
                                                                                                    Gain (Loss)
                                                                                                   on Securities          Total
                                                         Common             Retained              Available         Shareholders'
                                                          Stock             Earnings              for Sale             Equity
                                                          -----             --------              --------             ------
BALANCE, JANUARY 1, 1998                              $ 13,880,972         $   (404,071)        $     (3,631)        $ 13,473,270

Common stock sale, July 30, 1998
   net of issuance expenses                             14,300,826                                                     14,300,826

Net income (loss)                                                             (1,109,047)                              (1,109,047)

Change in net unrealized gain
   (loss) on securities available
   for sale, net of tax effect                                                                        35,467               35,467
                                                      ------------         ------------         ------------         ------------


BALANCE, DECEMBER 31, 1998                              28,181,798           (1,513,118)              31,836           26,700,516

Net income for the period from
   January 1, 1999 through
   March 31, 1999                                                               351,691                                   351,691

Change in net unrealized gain
   (loss) on securities available
   for sale, net of tax effect                                                                       (93,801)             (93,801)
                                                      ------------         ------------         ------------         ------------


BALANCE, MARCH 31, 1999                               $ 28,181,798         $ (1,161,427)        $    (61,965)        $ 26,958,406
                                                      ============         ============         ============         ============




--------------------------------------------------------------------------------
      See accompanying notes to condensed consolidated financial statements

                          MERCANTILE BANK CORPORATION
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

--------------------------------------------------------------------------------

                                                                                                    Three Months        Three Months
                                                                                                         Ended               Ended
                                                                                                       March 31,           March 31,
                                                                                                         1999                1998
                                                                                                         ----                ----
                                                                                                     (Unaudited)         (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
     Net income (loss)                                                                             $    351,691        $ (1,141,577)
     Adjustments to reconcile net income (loss)
       to net cash from operating activities
         Depreciation and amortization                                                                  101,233              42,806
         Provision for loan losses                                                                      455,000             998,800
         Net change in:
              Accrued interest receivable                                                              (129,764)           (428,955)
              Other assets                                                                             (284,136)           (195,340)
              Accrued expenses and other liabilities                                                    221,419             (23,772)
                                                                                                   ------------        ------------
                  Net cash from operating activities                                                    715,443            (748,038)

CASH FLOWS FROM INVESTING ACTIVITIES
     Net increase in loans                                                                          (29,971,670)        (63,253,906)
     Purchase of:
         Securities available for sale                                                               (4,938,917)         (3,496,607)
         Premises and equipment                                                                        (378,501)           (404,626)
     Proceeds from maturities and repayments of available
       for sale securities                                                                            1,680,228                  --
                                                                                                   ------------        ------------
         Net cash used in investing activities                                                      (33,608,860)        (67,155,139)

CASH FLOWS FROM FINANCING ACTIVITIES
     Net increase in deposits                                                                        44,997,390          65,696,067
     Net increase (decrease) in securities sold under
       agreements to repurchase                                                                         (42,257)          4,432,751
                                                                                                   ------------        ------------
         Net cash from financing activities                                                          44,955,133          70,128,818
                                                                                                   ------------        ------------

Net change in cash and cash equivalents                                                              12,061,716           2,225,641

Cash and cash equivalents at beginning of period                                                      6,455,996           7,103,300
                                                                                                   ------------        ------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                                         $ 18,517,712        $  9,328,941
                                                                                                   ============        ============

Supplemental disclosures of
     cash flow information Cash paid during the period for:
         Interest                                                                                  $  2,479,996        $    445,820
         Federal income tax                                                                             234,773                  --

--------------------------------------------------------------------------------
      See accompanying notes to condensed consolidated financial statements

                                                                              7.

                           MERCANTILE BANK CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

--------------------------------------------------------------------------------

1.   BASIS OF PRESENTATION:

     The unaudited financial statements for the three months ended March 31, 1999 include the consolidated results of operations of Mercantile Bank Corporation ("Corporation") and its wholly-owned subsidiary, Mercantile Bank ("Bank"). These consolidated financial statements have been prepared in accordance with the Instructions for Form 10-QSB and Item 310(b) of Regulation S-B and do not include all disclosures required by generally accepted accounting principles for a complete presentation of the Corporation's financial condition and results of operations. In the opinion of management, the information reflects all adjustments (consisting only of normal recurring adjustments) which are necessary in order to make the financial statements not misleading and for a fair presentation of the results of operations for such periods. The results for the period ended March 31, 1999 should not be considered as indicative of results for a full year. For further information, refer to the consolidated financial statements and footnotes included in the Corporation's annual report on Form 10-KSB for the year ended December 31, 1998.


2.   ALLOWANCE FOR LOAN LOSSES

     The following is a summary of the activity in the allowance for loan losses account for the three months ended March 31, 1999:

     Balance at January 1, 1999                                  $2,765,100
         Provision for loan losses charged
           to operating expense                                     455,000
                                                                 ----------
     Balance at March 31, 1999                                   $3,220,100
                                                                 ==========


3.   LOANS

     Total loans at March 31, 1999 were $214.7 million compared to $184.7 million at December 31, 1998, an increase of $30 million or 16.2%. The components of the outstanding balances and percentage increase in loans from the end of 1998 to the end of the first quarter 1999 are as follows:

                                                                                                                          Percent
                                                              March 31, 1999                December 31, 1998            Increase/
                                                        Balance               %          Balance              %         (Decrease)
                                                        -------               -          -------              -          --------
                                                                                    (in thousands)
       Real Estate:
       Construction and
          land development                             $ 19,115              8.9%       $ 13,656              7.4%         40.0%
       Secured by 1 - 4
          family properties                              12,163              5.6          10,656              5.8          14.1
       Secured by multi-
          family properties                               2,472              1.2           2,521              1.4          (1.9)
       Secured by nonfarm
          nonresidential
          properties                                    118,367             55.1         100,742             54.5          17.5
     Commercial                                          60,068             28.0          55,071             29.8           9.1
     Consumer                                             2,531              1.2           2,099              1.1          20.6
                                                       --------            -----         -------            -----          ----

                                                       $214,716            100.0%       $184,745            100.0%         16.2%
                                                       ========            =====        ========            =====          ====





--------------------------------------------------------------------------------
                                  (Continued)

                          MERCANTILE BANK CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

--------------------------------------------------------------------------------


4.   PREMISES AND EQUIPMENT - NET

     Premises and equipment are comprised of the following:
                                                     March 31,    December 31,
                                                       1999          1998
                                                       ----          ----
     Land and improvements                         $  315,020    $  315,020
     Buildings and leasehold improvements             759,942       759,942
     Construction in process                          417,899       100,638
     Furniture and equipment                          930,435       869,195
                                                   ----------    ----------
                                                    2,423,296     2,044,795
     Less accumulated depreciation                    246,592       186,990
                                                   ----------    ----------

     Premises and Equipment, net                   $2,176,704    $1,857,805
                                                   ==========    ==========

     Depreciation expense for the first quarter 1999 amounted to $59,602.


5.   DEPOSITS

     Total deposits at March 31, 1999 were $217.0 million compared to $172.0 million at December 31, 1998, an increase of $45.0 million or 26.2%. The components of the outstanding balances and percentage increase in deposits from the end of 1998 to the end of the first quarter 1999 are as follows:

                                                                                                                     Percent
                                                    March 31, 1999                    December 31, 1998             Increase/
                                                  Balance              %              Balance         %            (Decrease)
                                                  -------              -              -------         -             --------
                                                                                    (in thousands)

     Noninterest-bearing
        demand                                 $ 15,333               7.1%     $ 14,319              8.3%        7.1%
     Interest-bearing
        checking                                  7,402               3.4         7,766              4.5        (4.7)
     Money market                                 4,645               2.1         3,822              2.2        21.5
     Savings                                     39,429              18.2        28,797             16.8        36.9
     Time, under $100,000                         3,610               1.7         3,306              1.9         9.2
     Time, $100,000 and
        over                                     19,156               8.8        16,718              9.7        14.6
                                               --------         ---------      --------         --------        ----
                                                 89,575              41.3        74,728             43.4        19.9
     Out-of-area time,
        under $100,000                           95,482              44.0        77,847             45.3        22.7
     Out-of-area time,
        $100,000 and over                        31,938              14.7        19,423             11.3        64.4
                                               --------         ---------      --------         --------        ----
                                                127,420              58.7        97,270             56.6        31.0
                                               --------         ---------      --------         --------        ----

     Total deposits                            $216,995             100.0%     $171,998            100.0%       26.2%
                                               ========         =========      ========            =====        ====

--------------------------------------------------------------------------------
                                  (Continued)

                          MERCANTILE BANK CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

--------------------------------------------------------------------------------



6.   BORROWINGS

     Information relating to securities sold under agreements to repurchase follows:

                                                                                            March 31,              December 31,
                                                                                              1999                     1998
                                                                                              ----                     ----

     Outstanding balance at end of period                                                 $16,995,344              $17,037,601
     Average interest rate at end of period                                                      4.20%                    4.20%

     Average balance during the period                                                    $17,800,661              $10,305,728
     Average interest rate during the period                                                     4.20%                    4.72%

     Maximum month end balance during the period                                          $17,194,685              $18,498,833


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


7.   EMPLOYEE BENEFIT PLANS


     The Corporation established a 401(k) plan effective January 1, 1998, covering substantially all its employees. The Corporation's first quarter 1999 matching 401(k) contribution charged to expense was $16,171. The percent of the Corporation's matching contributions to the 401(k) is determined annually by the Board of Directors.


8.   COMMITMENTS AND OFF-BALANCE-SHEET RISK

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

--------------------------------------------------------------------------------
                                  (Continued)

                          MERCANTILE BANK CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

--------------------------------------------------------------------------------




8.   COMMITMENTS AND OFF-BALANCE-SHEET RISK (Continued)

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

     A summary of the notional or contractual amounts of financial instruments with off-balance sheet risk at March 31, 1999 and December 31, 1998 follows:

                                                                                    March 31,         December 31,
                                                                                      1999                1998
                                                                                      ----                ----

         Commercial unused lines of credit                                      $    58,555,005    $     61,600,909
         Unused lines of credit secured by 1 - 4 family
            residential properties                                                    4,707,704           3,434,290
         Credit card unused lines of credit                                           2,681,236           2,251,329
         Other consumer unused lines of credit                                        1,466,054           1,534,497
         Commitments to make loans                                                   18,957,750          21,751,900
         Standby letters of credit                                                   24,554,911          19,271,848
                                                                                ---------------    ----------------

                                                                                $   110,922,660    $    109,844,773
                                                                                ===============    ================


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

--------------------------------------------------------------------------------
                                  (Continued)

                          MERCANTILE BANK CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

--------------------------------------------------------------------------------




9.   REGULATORY MATTERS (Continued)

     Actual capital levels (in thousands) and minimum required levels for the Corporation and the Bank were:

                                                                                             Minimum Required
                                                                                                to be Well
                                                                   Minimum Required          Capitalized Under
                                                                      for Capital            Prompt Corrective
                                               Actual              Adequacy Purposes        Action Regulations
                                               ------              -----------------        ------------------
                                        Amount       Ratio         Amount       Ratio        Amount       Ratio
                                        ------       -----         ------       -----        ------       -----

     March 31, 1999
       Total capital (to risk
         weighted assets)
          Consolidated                $    30,240    11.5%      $    21,046      8.0%     $    26,308     10.0%
          Bank                             29,347    11.2            21,044      8.0           26,305     10.0
       Tier 1 capital (to risk
         weighted assets)
          Consolidated                     27,020    10.3            10,523      4.0           15,785      6.0
          Bank                             26,127     9.9            10,522      4.0           15,783      6.0
       Tier 1 capital (to
         average assets)
          Consolidated                     27,020    11.2             9,673      4.0           12,092      5.0
          Bank                             26,127    10.8             9,671      4.0           12,088      5.0

     December 31, 1998
       Total capital (to risk
         weighted assets)
          Consolidated                $    29,434    13.0%      $    18,100      8.0%     $    22,625     10.0%
          Bank                             28,453    12.6            18,093      8.0           22,616     10.0
       Tier 1 capital (to risk
         weighted assets)
          Consolidated                     26,669    11.8             9,050      4.0           13,575      6.0
          Bank                             25,688    11.4             9,047      4.0           13,570      6.0
       Tier 1 capital (to
         average assets)
          Consolidated                     26,669    13.8             7,711      4.0            9,639      5.0
          Bank                             25,688    13.3             7,707      4.0            9,634      5.0


     The Corporation and Bank were categorized as well capitalized at March 31, 1999 and year end 1998.

--------------------------------------------------------------------------------
                                  (Continued)

                                                                             12.

                          MERCANTILE BANK CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

--------------------------------------------------------------------------------


10.  YEAR 2000 ISSUE

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

     As with any organization that depends on technology, particularly computer systems and software, a Year 2000 related failure poses a significant threat to continued business operations. While the Corporation has developed a plan to achieve Year 2000 readiness, we recognize that the success of our third party providers is vital to our success. Vendors of particular concern include, but are not limited to, our computer service providers, electronic banking vendors, correspondent banks, and utility and telecommunications companies. Additional risks include the Bank's lending and deposit relationships, as well as security and heating, ventilation, and air conditioning systems. No in-house programmed software is used by the Corporation.

     Management believes that all significant vendors have been identified and contacted regarding their Year 2000 readiness. These vendors have indicated that either their products are currently Year 2000 compliant or will be by December 31, 1999. For computer-based systems that are considered vital to operations, such as data and transaction processing, actual testing has been or will be conducted prior to December 31, 1999, to test Year 2000 readiness. In addition, a Year 2000 questionnaire has been sent to all commercial loan customers (comprising 93% of the loan portfolio) requesting information concerning their Year 2000 readiness. Responses are currently being followed-up by the Year 2000 Working Group and lending staff.

     Total costs to the Corporation related to the Year 2000 issue are estimated to be between $10,000 and $25,000. These costs include testing of the data processing equipment and programs, equipment upgrades, and employee and customer education. It is impossible to predict the exact expenses associated with the Year 2000 issue and additional funds may be needed for unknown expenses relating to Year 2000 testing, training, and education, as well as system and software replacements.

     Despite careful planning by the Corporation, we recognize there may be circumstances beyond our control that may prohibit us from operating "as usual" after December 31, 1999. The Year 2000 Working Group is currently in the process of developing and testing a contingency plan to address potential Year 2000 problems.

--------------------------------------------------------------------------------
                                  (Continued)

                                                                             13.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion compares the financial condition of the Corporation and its wholly owned subsidiary, the Bank, at March 31, 1999 to December 31, 1998 and the results of operations for the three months ended March 31, 1999 and March 31, 1998. This discussion should be read in conjunction with the interim consolidated condensed financial statements and footnotes included herein.

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

During the first quarter of 1999, the assets of the Corporation increased from $216.2 million on December 31, 1998, to $261.7 million on March 31, 1999. This represents a total increase in assets of $45.5 million, or 21.1%. The asset growth was comprised primarily of a $29.5 million increase in net loans, a $12.0 million increase in cash and cash equivalents, and an increase of $3.1 million in investment securities. The increase in assets was primarily funded by a $45 million growth in deposits. Securities sold under agreements to repurchase and shareholders' equity remained virtually unchanged. The growth in deposits was in both local deposits and out-of-area CD's. While management expects continued growth, it is anticipated to be at a slower rate.

Commercial loans increased by $28.0 million during the first quarter of 1999, and at quarter-end comprised 93% of the total loan portfolio. The significant concentration in commercial loans and the rapid growth of this portion of business is in keeping with the stated strategy of focusing a substantial amount of efforts on "wholesale" banking. Corporate and business lending is an area of expertise for all of the Corporation's senior management team. Commercial loans are also the assets most easily originated and managed by the fewest number of staff, thus reducing overhead through necessitating fewer full-time equivalents (FTE's)/$million in assets. It is also the commercial sector of our business that generates the greatest amount of local deposits, and it is virtually the only source of significant demand deposits.

Residential mortgage and consumer loans also increased by $1.5 million and $0.4 million, respectively, during the first quarter of 1999. As the extremely rapid growth of our commercial loan portfolio gradually slows, the retail portion of our loan assets should increase as a percentage of total loans. However, our strategy for growth and profitability will result in the commercial sector of the lending efforts and resultant assets continuing to be the dominant portfolio category.
--------------------------------------------------------------------------------
                                  (Continued)

                                                                             14.

Deposits increased $45 million during the first quarter of 1999, totaling $217.0 million at March 31, 1999. Local deposits increased $14.9 million, while out-of-area deposits increased $30.1 million. Savings deposits experienced significant growth in the first three months of 1999, increasing by $10.6 million. This deposit type comprised 18% of total deposits as of March 31, 1999, up from 17% at December 31, 1998. Noninterest-bearing demand deposits, comprising 7% of total deposits, increased $1.0 million during the first quarter of 1999, while interest-bearing checking accounts (3% of total deposits) decreased by $0.4 million and money market deposit accounts (2% of total deposits) increased by $0.8 million.

Out-of-area deposits totaled $127.4 million, or 58% of total deposits, as of March 31, 1999. Out-of-area deposits consist primarily of $99,000 certificates of deposit obtained from depositors located outside the market area and placed by deposit brokers for a fee, but also include certificates of deposit for larger dollar amounts (generally $100,000) and/or from the deposit owners directly. Out-of-area deposits are utilized to support the asset growth of the Corporation, and are generally a lower cost source of funds when compared to the interest rates that would have to be offered in the local market to generate a sufficient level of funds. The reliance on out-of-area deposits is expected to be ongoing due to the past and planned significant future growth; however, a modest decline in the out-of-area deposit concentration level is expected as new business, governmental and retail relationships continue to be established and as existing customers increase deposit accounts which have already been opened or as these customers require additional deposit products.

Securities sold under agreements to repurchase declined by less than $0.1 million during the first quarter of 1999. As part of the Corporation's sweep account program, collected funds from certain business noninterest-bearing checking accounts are invested into over-night interest-bearing repurchase agreements. Although not considered a deposit account and therefore not afforded federal deposit insurance, the repurchase agreements have characteristics very similar to that of business checking deposit accounts.

Net operating income for the first quarter of 1999 was $351,691 ($0.14 per share), which compares favorably to the net loss of $1,141,577 ($0.76 per share) recorded during the first quarter of 1998. The improvement is primarily the result of an increase in net interest income, greater employee efficiency and a reduction of provisions to the allowance for loan losses. First quarter 1999 net operating income includes a one-time $0.02 per share charge reflecting a recently mandated FASB accounting adjustment for organization costs. In accordance with previous accounting guidelines these costs were being amortized over a five-year period; however, as required by FASB Statement of Position 98-5, the unamortized balance was written off effective January 1, 1999 and is reflected in the Consolidated Financial Statements as a change in accounting principle.

Interest income during the first quarter of 1999 was $4,531,195, a significant increase over the $1,178,705 earned during the first quarter of 1998. The growth in interest income is primarily attributable to an increase in earning assets. During the first three months of 1999 earning assets averaged $234.4 million, a level substantially higher than the average earning assets of $57.2 million during the same time period in 1998. Somewhat offsetting the increase in earning assets is the decline in yield on earning assets. During the first three months of 1999 and 1998 earning assets had a weighted average rate of 7.73% and 8.28%, respectively. This decline is primarily due to an overall decline of market interest rates between the two time periods, in part evidenced by the 75 basis point drop in the Prime Rate.


--------------------------------------------------------------------------------
                                  (Continued)

                                                                             15.

Interest expense during the first quarter of 1999 was $2,601,417, a significant increase over the $578,941 expensed during the first quarter of 1998. The growth in interest expense is primarily attributable to the growth in assets, which necessitated an increase in funding liabilities. During the first three months of 1999 interest-bearing liabilities averaged $200.0 million, a level substantially higher than average interest-bearing funds of $40.5 million during the same time period in 1998. Also adding to the level of interest expense when comparing the two time periods is the increase of interest-bearing liabilities as a percent of average assets. In the first quarter of 1999 interest-bearing liabilities averaged 82.7% of average assets, a notable increase from the 67.7% level of the first quarter of 1998. The increase is the result of the planned and expected leveraging of shareholders' equity. As of March 31, 1999, Tier 1 Capital ratio was 11.2%, a significant reduction from the 20.7% and 69.7% levels of March 31, 1998 and December 31, 1997, respectively. Somewhat offsetting the increase in interest-bearing liabilities is the decline in the average rate paid on interest-bearing liabilities. During the first three months of 1999 and 1998 interest-bearing liabilities had a weighted average rate of 5.2% and 5.9%, respectively. This decline is due in large part to the overall decline of market interest rates between the two time periods as mentioned previously.

Net interest income during the first quarter of 1999 was $1,929,778, a significant increase over the $599,764 earned during the first quarter of 1998. As described above, the increase is primarily due to the substantial growth experienced between the two time periods. Additional factors impacting net interest income included, but were not limited to, changes in interest rates and a reduction of capital as a percentage of average assets.

The following table sets forth certain information relating to the Corporation's consolidated average interest earning assets and interest-bearing liabilities and reflects the average yield on assets and average cost of liabilities for the first quarter of 1999. Such yields and costs are derived by dividing income or expense by the average daily balance of assets or liabilities, respectively, for the period presented. During the period presented, there were no nonaccrual loans.

                                                                               Quarter ended March 31, 1999
                                                                          Average                       Average
                                                                          Balance        Interest        Rate
                                                                          -------        --------        ----
                                                                                      (in thousands)
     ASSETS
         Loans                                                          $   200,739    $     4,061         8.09%
         Investment securities                                               25,661            379         5.91
         Federal funds sold                                                   7,434             85         4.58
         Short term investments                                                 518              6         4.62
                                                                        -----------    -----------     --------
              Total interest-earning assets                                 234,352          4,531         7.73

         Allowance for loan losses                                           (3,220)
         Other assets                                                        10,713
                                                                        -----------
              Total assets                                              $   241,845
                                                                        ===========

     LIABILITIES AND SHAREHOLDERS' EQUITY
         Interest-bearing deposits                                      $   182,198    $     2,420         5.31%
         Other borrowings                                                    17,801            181         4.06
                                                                        -----------    -----------     --------
              Total interest-bearing liabilities                            199,999          2,601         5.20

         Noninterest-bearing deposits                                        14,333
         Other liabilities                                                      679
         Shareholders' equity                                                26,834
                                                                        -----------

              Total liabilities and shareholders' equity                $   241,845
                                                                        ===========

         Net interest income                                                           $     1,930
                                                                                       ===========

         Net interest rate spread                                                                          2.53%
                                                                                                       ========

         Net interest margin on earning assets                                                             3.29%
                                                                                                       ========



--------------------------------------------------------------------------------
                                  (Continued)

Interest rate risk is the exposure of the Corporation's financial condition and operating performance to adverse movements in interest rates. The Corporation derives its income primarily from the excess of interest collected on its interest-earning assets over the interest paid on its interest-bearing liabilities. Since market rates are subject to change over time, the Corporation is exposed to lower profitability if it cannot adapt to interest rate changes. Accordingly, effective risk management that maintains interest rate risk at prudent levels is essential to the Corporation's safety and soundness. The primary measurement method utilized by the Corporation to assess interest rate risk is commonly referred to as net interest income simulation analysis. This computer-based model measures the direction and magnitude of variations in net interest income resulting from potential changes in market interest rates. Although the assumptions used within the model are inherently uncertain and subject to fluctuation and revision, and therefore actual results will differ from the simulated results, management believes this methodology provides sufficient information to manage the interest rate risk of the Corporation.

The Corporation conducted multiple simulations as of March 31, 1999, whereby it was assumed that a simultaneous, instant and sustained change in market interest rates occurred. The following table reflects the suggested impact on net interest income over the next twelve months, which are well within the Corporation's policy parameters established to manage and monitor interest rate risk.

                                                         Dollar Change In                Percent Change In
             Interest Rate Scenario                     Net Interest Income             Net Interest Income
             ----------------------                     -------------------             -------------------

     Interest rates down 200 basis points                   $   473,622                         6.2%

     Interest rates down 100 basis points                       287,619                         3.7

     No change in interest rates                                101,303                         1.3

     Interest rates up 100 basis points                           9,533                         0.1

     Interest rates up 200 basis points                         (80,102)                       (1.0)

In addition to changes in interest rates, the level of future net interest income is also dependent on a number of other variables, including: the growth, composition and absolute levels of loans, deposits, and other earning assets and interest-bearing liabilities; economic and competitive conditions; potential changes in lending, investing and deposit gathering strategies; client preferences; and other factors.

Provisions to the allowance for loan losses during the first quarter of 1999 were $455,000, a significant reduction from the $998,800 expensed during the same time period in 1998. The reduction reflects the lower level of loan growth during the first three months of 1999 when compared to the first three months of 1998. The allowance for loan losses as a percentage of total loans outstanding as of March 31, 1999 was 1.5%, which also represents the level that has been maintained since inception of the Bank. The allowance for loan losses is maintained at a level management feels is adequate to absorb losses inherent in the loan portfolio. The evaluation is based upon a continuous review of the Corporation's and banking industry's historical loan loss experience, known and inherent risks contained in the loan portfolio, composition and growth of the loan portfolio, current and projected economic conditions and other factors. Reflecting its focus on credit quality, the Corporation has not experienced any loan charge-offs since its inception.

Noninterest income during the first quarter of 1999 was $209,723, a significant increase over the $14,440 earned during the same time period in 1998. Fees earned on referring residential mortgage loan applicants to various third parties and commitment fees charged on issued standby letters of credit, combined with an increase in fee income earned on deposit and repurchase agreements resulting from an increase in deposit and repurchase accounts, comprise a majority of the increase.


--------------------------------------------------------------------------------
                                  (Continued)

Noninterest expense during the first quarter of 1999 was $1,262,600, a significant increase over the $756,981 expensed during the same time period in 1998. An increase in all major overhead cost categories, including salaries and benefits, occupancy, and furniture and equipment, was recorded. The increases primarily result from the hiring of additional staff, as the number of full time equivalent employees has doubled between the time periods. All other noninterest costs have also increased, reflecting the additional expenses required to administer the significantly increased loan and deposit base.

While the dollar volume of noninterest costs has increased, as a percent of average assets the level has substantially declined (2.1% first quarter 1999 annualized versus 5.1% first quarter 1998 annualized) as the Corporation has grown and operating efficiencies have been realized. Monitoring and controlling noninterest costs, while at the same time providing high quality service to customers, is of utmost importance to the Corporation. The efficiency ratio, computed by dividing noninterest expenses by net interest income plus noninterest income, was 59% during the first quarter of 1999. This compares very favorably to the efficiency ratio of 123% during the first quarter of 1998. This improved performance is primarily due to the rapid asset growth that has translated into increased net interest income, as well as the Corporation's lending philosophy of concentrating on commercial lending that results in higher average loan balances compared to residential mortgage and consumer loans which provides for a greater dollar volume of loans with fewer people.

Federal income tax expense of $28,000 was recorded during the first quarter of 1999, compared to $0 in the first quarter of 1998. No expense was recorded in 1998 due to the Corporation's operating loss; however, federal income tax expense is being recorded in 1999 as it is expected that a portion of the Corporation's 1999 net operating income will be subject to federal income tax.




--------------------------------------------------------------------------------


                                                                             18.

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

From time to time, the Corporation and Bank may be involved in various legal proceedings that are incidental to their business. In the opinion of management, neither the Corporation or Bank is a party to any current legal proceedings that are material to the financial condition of the Corporation or the Bank, either individually or in the aggregate.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

Not applicable.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Not applicable.

ITEM 5.  OTHER INFORMATION.

Not applicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)  Exhibits.

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

      11            Statement re Computation of Per Share Earnings

      27            Financial Data Schedule


(b)      Reports on Form 8-K.

No reports on Form 8-K were filed by the Corporation during the quarter for which this report is filed.

--------------------------------------------------------------------------------

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 12, 1999.

                               MERCANTILE BANK CORPORATION



                               By:      /s/ Gerald R. Johnson, Jr.
                                  --------------------------------
                               Gerald R. Johnson, Jr.
                               Chairman of the Board and Chief Executive Officer (Principal Executive Officer)





                               By:      /s/ Michael H. Price
                                  --------------------------
                               Michael H. Price
                               President and Chief Operating Officer





                                By:      /s/ Charles E. Christmas
                                   ------------------------------
                                Charles E. Christmas
                                Chief Financial Officer, Treasurer and
                                Compliance Officer
                                (Principal Financial and Accounting Officer)



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