Form 10QSB
period 1999-06-30
MERCANTILE BANK CORP
filed 1999-08-04
CIK 1042729

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended June 30, 1999

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
               For the transition period from              to            .

                          Commission File No. 000-26719

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

                         Yes   X           No
                              ---             ---

At June 30, 1999, there were 2,472,500 shares of Common Stock outstanding


Transitional Small Business Disclosure Format:

                         Yes               No    X
                             ---                ---




PART 1.       Financial Information                                                                    Page No.

              Item I.    Financial Statements

              Condensed Consolidated Balance Sheets -
                June 30, 1999 (Unaudited) and December 31, 1998......................................        3

              Condensed Consolidated Statements of Income -
                Three and Six Months Ended June 30, 1999(Unaudited)
                and June 30 1998 (Unaudited).........................................................        4

              Condensed Consolidated Statements of Comprehensive Income -
                Three and Six Months Ended June 30, 1999 (Unaudited)
                and June 30, 1998 (Unaudited)........................................................        5

              Condensed Consolidated Statements of Changes in Shareholders Equity -
                June 30, 1999 (Unaudited) and December 31, 1998......................................        6

              Condensed Consolidated Statements of Cash Flows - Three and
                Six Months Ended June 30, 1999 (Unaudited) and June 30, 1998
                (Unaudited)..........................................................................        7

              Notes to Condensed Consolidated Financial Statements (Unaudited).......................        8


              Item 2.  Management's Discussion and Analysis of Financial
                Condition and Results of Operations..................................................       15


PART II.      Other Information

              Item 1.  Legal Proceedings.............................................................       21

              Item 2.  Changes in Securities and Use of Proceeds.....................................       21

              Item 3.  Defaults upon Senior Securities...............................................       21

              Item 4.  Submission of Matters to a Vote of Security Stockholders......................       21

              Item 5.  Other Information.............................................................       21

              Item 6.  Exhibits and Reports on Form 8-K..............................................       22

              Signatures.............................................................................       23



     See accompanying notes to condensed consolidated financial statements.

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                           MERCANTILE BANK CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                   June 30,          December 31,
                                                                                     1999                1998
                                                                                     ----                ----

                                                                                  (Unaudited)
ASSETS
     Cash and due from banks                                                    $     7,304,576    $      5,940,713
     Short-term investments                                                             536,285             515,283
     Federal funds sold                                                               5,100,000                   0
                                                                                ---------------    ----------------
         Total cash and cash equivalents                                             12,940,861           6,455,996

     Securities available for sale                                                   28,387,567          24,160,247
     Securities held to maturity                                                        433,248                   0
     Federal Home Loan Bank stock                                                       784,900                   0

     Total loans                                                                    246,724,786         184,744,602
     Allowance for loan losses                                                       (3,701,000)         (2,765,100)
                                                                                ----------------   ----------------
         Total loans, net                                                           243,023,786         181,979,502

     Premises and equipment - net                                                     3,214,138           1,857,805
     Organizational costs - net                                                               0              64,210
     Accrued interest receivable                                                      1,437,276           1,147,832
     Other assets                                                                     1,713,118             571,265
                                                                                ---------------    ----------------
         Total assets                                                           $   291,934,894    $    216,236,857
                                                                                ===============    ================

LIABILITIES AND SHAREHOLDERS' EQUITY
     Deposits
         Noninterest-bearing                                                    $    16,331,118    $     14,319,290
         Interest-bearing                                                           229,480,131         157,678,729
                                                                                ---------------    ----------------
              Total                                                                 245,811,249         171,998,019

     Securities sold under agreements to repurchase                                  17,865,592          17,037,601
     Other borrowed money                                                                13,325                   0
     Accrued expenses and other liabilities                                           1,184,289             500,721
                                                                                ---------------    ----------------
         Total liabilities                                                          264,874,455         189,536,341

Shareholders' equity
     Preferred stock, no par value; 1,000,000 shares
       authorized, none issued
     Common stock, no par value: 9,000,000 shares
       authorized; 2,472,500 shares outstanding
       at June 30, 1999 and December 31, 1998                                        28,181,798          28,181,798
     Retained earnings (deficit)                                                       (657,955)         (1,513,118)
     Accumulated other comprehensive income (loss)                                     (463,404)             31,836

                                                                                ---------------    ----------------
         Total shareholders' equity                                                  27,060,439          26,700,516
                                                                                ---------------    ----------------
              Total liabilities and shareholders' equity                        $   291,934,894    $    216,236,857
                                                                                ===============    ================


     See accompanying notes to condensed consolidated financial statements.

                          MERCANTILE BANK CORPORATION
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)


                                              Three Months       Three Months       Six Months         Six Months
                                                  Ended              Ended             Ended              Ended
                                              June 30, 1999      June 30, 1998     June 30, 1999      June 30, 1998
                                              -------------      -------------     -------------      -------------
Interest income
     Loans, including fees                  $     4,696,296    $    1,952,640     $    8,757,526    $     3,000,610
     Investment securities                          432,875           163,441            811,697            256,363
     Federal funds sold                              76,326            83,446            161,492            116,791
     Short term investments                           6,947             5,476             12,924              9,914
                                            ---------------    --------------     --------------    ---------------
         Total interest income                    5,212,444         2,204,973          9,743,639          3,383,678

Interest expense
     Deposits                                     2,776,060         1,195,917          5,196,684          1,746,196
     Other                                          171,670           103,597            352,463            132,259
                                            ---------------    --------------     --------------    ---------------
         Total interest expense                   2,947,730         1,299,514          5,549,147          1,878,455
                                            ---------------    --------------     --------------    ---------------

NET INTEREST INCOME                               2,264,714           905,459          4,194,492          1,505,223

Provision for loan losses                           480,900           473,000            935,900          1,471,800
                                            ---------------    --------------     --------------    ---------------

NET INTEREST INCOME AFTER
  PROVISION FOR LOAN LOSSES                       1,783,814           432,459          3,258,592             33,423

Noninterest income
     Other income                                   205,835            72,823            415,558             87,263
                                            ---------------    --------------     --------------    ---------------
         Total noninterest income                   205,835            72,823            415,558             87,263

Noninterest expense
     Salaries and benefits                          782,457           416,587          1,435,369            818,267
     Occupancy                                       92,823            70,551            182,280            138,925
     Furniture and equipment                         69,547            32,565            131,970             71,741
     Other expense                                  435,350           280,103            893,158            527,954
                                            ---------------    --------------     --------------    ---------------
         Total noninterest expenses               1,380,177           799,906          2,642,777          1,556,887
                                            ---------------    --------------     --------------    ---------------

INCOME (LOSS) BEFORE FEDERAL INCOME TAX             609,472          (294,624)         1,031,373         (1,436,201)

Federal income tax expense                          106,000                 0            134,000                  0
                                            ---------------    --------------     --------------    ---------------

Net income (loss) before cumulative
  effect of change in accounting
  principle                                         503,472          (294,624)           897,373         (1,436,201)

Cumulative effect of change in accounting
  principle (net of applicable income
  taxes)                                                  0                 0             42,210                  0
                                            ---------------    --------------     --------------    ---------------

NET INCOME (LOSS)                           $       503,472    $     (294,624)    $      855,163    $    (1,436,201)
                                            ===============    ==============     ==============    ===============

Basic and diluted income (loss)
  per share                                 $          0.20    $         (.20)    $         0.35    $         (0.96)
                                            ===============    ==============     ==============    ===============

Average shares outstanding                        2,472,500         1,495,000          2,472,500          1,495,000
                                            ===============    ==============     ==============    ===============


     See accompanying notes to condensed consolidated financial statements.

                          MERCANTILE BANK CORPORATION
            CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                   (Unaudited)


                                                 Three Months      Three Months      Six Months        Six Months
                                                     Ended             Ended            Ended             Ended
                                                 June 30, 1999     June 30, 1998    June 30, 1999     June 30, 1998
                                                 -------------     -------------    -------------     -------------

NET INCOME (LOSS)                               $      503,472    $     (294,624)   $     855,163    $   (1,436,201)

Other comprehensive income (loss),
  net of tax
     Change in unrealized gains (losses)
       on securities available for sale               (401,439)           (1,525)        (495,240)            1,259
                                                --------------    --------------    -------------    --------------


COMPREHENSIVE INCOME (LOSS)                     $      102,033    $     (296,149)   $     359,923    $   (1,434,942)
                                                ==============    ==============    =============    ==============




     See accompanying notes to condensed consolidated financial statements.

                          MERCANTILE BANK CORPORATION
                      CONDENSED CONSOLIDATED STATEMENTS OF
                         CHANGES IN SHAREHOLDERS' EQUITY
                                   (Unaudited)




                                                                                  Net Unrealized
                                                                                   Gain (Loss) on
                                                                                    Securities           Total
                                                  Common             Retained        Available       Shareholders'
                                                   Stock             Earnings        for Sale           Equity
                                                   -----             --------        --------           ------

BALANCE, JANUARY 1, 1998                     $     13,880,972    $      (404,071)   $    (3,631)   $     13,473,270

Common stock sale, June 30, 1998,
  net of issuance expenses                         14,300,826                                            14,300,826

Net loss                                                              (1,109,047)                        (1,109,047)

Change in net unrealized gain (loss)
  on securities available for sale, net
  of tax effect                                                                          35,467              35,467
                                             ----------------    ---------------    -----------    ----------------

BALANCE, DECEMBER 31, 1998                         28,181,798         (1,513,118)        31,836          26,700,516

Net income for the period from
  January 1, 1999 through
  June 30, 1999                                                          855,163                            855,163

Change in net unrealized gain (loss)
  on securities available for sale, net
  of tax effect                                                                        (495,240)           (495,240)
                                             ----------------    ---------------    -----------    ----------------


BALANCE, JUNE 30, 1999                       $     28,181,798    $      (657,955)   $  (463,404)   $     27,060,439
                                             ================    ===============    ===========    ================



     See accompanying notes to condensed consolidated financial statements.

                           MERCANTILE BANK CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)



                                                       Three Months        Three Months      Six Months        Six Months
                                                           Ended               Ended            Ended             Ended
                                                       June 30, 1999       June 30, 1998    June 30, 1999     June 30, 1998
                                                       -------------       -------------    -------------     -------------
CASH FLOWS FROM OPERATING ACTIVITIES
     Net income (loss)                                  $     503,472    $    (294,624)   $     855,163    $   1,436,201)
     Adjustments to reconcile net income (loss)
       to net cash from operating activities
         Depreciation and amortization                         98,895           68,299          200,128          111,105
         Provision for loan losses                            480,900          473,000          935,900        1,471,800
         Net change in:
              Accrued interest receivable                    (159,680)        (239,284)        (289,444)        (668,239)
              Other assets                                   (560,384)         (29,582)        (886,730)        (224,922)
              Accrued expenses and other liabilities          462,149           39,335          683,568           15,564
                                                        -------------    -------------    -------------    -------------
                  Net cash from operating activities          783,142           17,144        1,498,585         (730,863)

CASH FLOWS FROM INVESTING ACTIVITIES
     Net increase in loans                                (32,008,514)     (37,265,739)     (61,980,184)    (100,519,645)
     Purchase of:
         Federal Home Loan Bank stock                        (784,900)               0         (784,900)               0
         Securities available for sale                     (2,965,657)     (10,032,245)      (7,904,574)     (13,528,853)
         Securities held to maturity                         (433,227)               0         (433,227)               0
         Premises and equipment                            (1,101,317)        (108,641)      (1,479,818)        (513,267)
     Proceeds from maturities and repayments of
         available for sale securities                      1,234,209        2,000,000        2,914,437        2,000,000
                                                        -------------    -------------    -------------    -------------
              Net cash used in investing activities       (36,059,406)     (45,406,625)     (68,883,366)    (112,561,765)

CASH FLOWS FROM FINANCING ACTIVITIES
     Net increase in deposits                              28,815,840       41,306,855       73,813,230      107,002,922
     Net increase in other borrowed money                      13,325                0           13,325                0
     Net increase in securities sold under agreements
       to repurchase                                          870,248        5,467,097          827,991        9,899,848
                                                        -------------    -------------    -------------    -------------
         Net cash from financing activities                29,699,413       46,773,952       74,654,546      116,902,770
                                                        -------------    -------------    -------------    -------------

Net change in cash and cash equivalents                    (5,576,851)       1,384,471        6,484,865        3,610,112

Cash and cash equivalents at beginning of period           18,517,712        9,328,941        6,455,996        7,103,300
                                                        -------------    -------------    -------------    -------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD              $  12,940,861    $  10,713,412    $  12,940,861    $  10,713,412
                                                        =============    =============    =============    =============

Supplemental disclosures of cash flow information
     Cash paid during the year for
         Interest                                       $   2,759,448    $   1,177,115    $   5,248,375    $   1,616,566
         Federal income tax                                   496,000                0          730,773                0



     See accompanying notes to condensed consolidated financial statements.

                           MERCANTILE BANK CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)



1.   BASIS OF PRESENTATION:

     The unaudited financial statements for the three and six months ended June 30, 1999 include the consolidated results of operations of Mercantile Bank Corporation ("Corporation") and its wholly-owned subsidiary, Mercantile Bank of West Michigan ("Bank"). These consolidated financial statements have been prepared in accordance with the Instructions for Form 10-QSB and
     Item 310(b) of Regulation S-B and do not include all disclosures required by generally accepted accounting principles for a complete presentation of the Corporation's financial condition and results of operations. In the opinion of management, the information reflects all adjustments (consisting only of normal recurring adjustments) which are necessary in order to make the financial statements not misleading and for a fair presentation of the results of operations for such periods. The results for the period ended June 30, 1999 should not be considered as indicative of results for a full year. For further information, refer to the consolidated financial statements and footnotes included in the Corporation's annual report on Form 10-KSB for the year ended December 31, 1998.


2.   ALLOWANCE FOR LOAN LOSSES

     The following is a summary of the activity in the allowance for loan losses account for the six months ended June 30, 1999:



                  Balance at January 1, 1999                                       $    2,765,100
                      Provision for loan losses charged
                        to operating expense                                              935,900
                                                                                   --------------
                  Balance at June 30, 1999                                         $    3,701,000
                                                                                   ==============



3.   LOANS

     Total loans at June 30, 1999 were $246.7 million compared to $184.7 million at December 31, 1998, an increase of $62.0 million or 33.5%. The components of the outstanding balances and percentage increase in loans from the end of 1998 to the end of the second quarter 1999 are as follows:

                                                                                                      Percent
                                        June 30, 1999                 December 31, 1998              Increase/
                                        Balance           %           Balance          %            (Decrease)
                                        -------           -           -------          -            ----------
                                                                  (in thousands)

     Real Estate:
         Construction and land
           development                $    22,466         9.1%     $    13,656         7.4%             64.5%
         Secured by 1-4 family
           properties                      15,577         6.3           10,656         5.8              46.2
         Secured by multi-family
           properties                       2,548         1.0            2,521         1.4               1.1
         Secured by nonfarm
           nonresidential properties      139,199        56.4          100,742        54.5              38.2
     Commercial                            64,437        26.2           55,071        29.8              17.0
     Consumer                               2,498         1.0            2,099         1.1              19.0
                                      -----------    --------      -----------     -------       -----------

                                      $   246,725       100.0%     $   184,745       100.0%            100.0%
                                      ===========    ========      ===========     =======       ===========

                           MERCANTILE BANK CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)



4.   PREMISES AND EQUIPMENT - NET

     Premises and equipment are comprised of the following:

                                                                                     June 30,         December 31,
                                                                                       1999               1998
                                                                                       ----               ----

         Land and improvements                                                    $      315,020    $       315,020
         Buildings and leasehold improvements                                          1,992,790            759,942
         Construction in process                                                               0            100,638
         Furniture and equipment                                                       1,216,803            869,195
                                                                                  --------------    ---------------
                                                                                       3,524,613          2,044,795
         Less accumulated depreciation                                                   310,475            186,990
                                                                                  --------------    ---------------

         Premises and Equipment, net                                              $    3,214,138    $     1,857,805
                                                                                  ==============    ===============


     Depreciation expense for the second quarter 1999 amounted to $63,883.


5.   DEPOSITS

     Total deposits at June 30, 1999 were $245.8 million compared to $172.0 million at December 31, 1998, an increase of $73.8 million or 42.9%. The components of the outstanding balances and percentage increase in deposits from the end of 1998 to the end of the second quarter 1999 are as follows:


                                                                                                      Percent
                                           June 30, 1999              December 31, 1998              Increase/
                                        Balance           %           Balance          %            (Decrease)
                                        -------           -           -------          -            ----------
                                                                  (in thousands)

         Noninterest-bearing
           demand                     $    16,331         6.6%     $    14,319         8.3%             14.1%
         Interest-bearing
           checking                         9,415         3.8            7,766         4.5              21.2
         Money market                       4,814         2.0            3,822         2.2              26.0
         Savings                           41,798        17.0           28,797        16.8              45.1
         Time, under
           $100,000                         4,048         1.6            3,306         1.9              22.4
         Time, $100,000
           and over                        19,833         8.1           16,718         9.7              18.6
                                      -----------    --------      -----------     -------       -----------
                                           96,239        39.1           74,728        43.4              28.8
         Out-of-area time,
           under $100,000                  97,045        39.5           77,847        45.3              24.7
         Out-of-area time,
           $100,000 and over               52,527        21.4           19,423        11.3             170.4
                                      -----------    --------      -----------     -------       -----------
                                          149,572        60.9           97,270        56.6              53.8
                                      -----------    --------      -----------     -------       -----------

         Total Deposits               $   245,811       100.0%     $   171,998       100.0%             42.9%
                                      ===========    ========      ===========     =======       ===========

                           MERCANTILE BANK CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)




6.   BORROWED MONEY

     Information relating to securities sold under agreements to repurchase follows:


                                                                            June 30,           December 31,
                                                                              1999                 1998
                                                                              ----                 ----

         Outstanding balance at end of period                            $  17,865,592         $  17,037,601
         Average interest rate at end of period                                   4.12%                 4.20%

         Average balance during the period                               $  17,230,642         $  10,305,728
         Average interest rate during the period                                  4.12%                 4.72%

         Maximum month end balance during the period                     $  17,865,592         $  18,498,833


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


7.   EMPLOYEE BENEFIT PLANS

     The Corporation established a 401(k) plan effective January 1, 1998, covering substantially all its employees. The Corporation's second quarter 1999 matching 401(k) contribution charged to expense was $18,774. The percent of the Corporation's matching contributions to the 401(k) is determined annually by the Board of Directors.

                           MERCANTILE BANK CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


8.   COMMITMENTS AND OFF-BALANCE-SHEET RISK

     The Bank is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit. Loan commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.

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

     A summary of the notional or contractual amounts of financial instruments with off-balance-sheet risk at June 30, 1999 and December 31, 1998 follows:


                                                                                     June 30,         December 31,
                                                                                       1999               1998
                                                                                       ----               ----

         Commercial unused lines of credit                                        $   65,154,486    $    61,600,909
         Unused lines of credit secured by 1-4 family
           residential properties                                                      6,242,134          3,434,290
         Credit card unused lines of credit                                            2,850,696          2,251,329
         Other consumer unused lines of credit                                         3,517,546          1,534,497
         Commitments to make loans                                                    29,065,700         21,751,900
         Standby letters of credit                                                    24,876,358         19,271,848
                                                                                  --------------    ---------------

                                                                                  $  131,706,920    $   109,844,773
                                                                                  ==============    ===============



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


                                                              Capital to Risk-
                                                               Weighted Assets             Tier 1 Capital
                                                               ---------------             --------------
                                                           Total           Tier 1         to Average Assets
                                                           -----           ------         -----------------

         Well capitalized                                   10%                6%                 5%
         Adequately capitalized                              8                 4                  4
         Undercapitalized                                   <8                <4                 <4


     Actual capital levels (in thousands) and minimum required levels for the Corporation and the Bank were:


                                                                                             Minimum Required
                                                                                                to be Well
                                                                   Minimum Required          Capitalized Under
                                                                      for Capital            Prompt Corrective
                                               Actual              Adequacy Purposes        Action Regulations
                                               ------              -----------------        ------------------
                                        Amount       Ratio         Amount       Ratio        Amount       Ratio
                                        ------       -----         ------       -----        ------       -----
     June 30, 1999
       Total capital (to risk
         weighted assets)
          Consolidated                $    31,138    10.8%      $    23,124      8.0%     $    28,905     10.0%
          Bank                             30,311    10.5            23,120      8.0           28,900     10.0
       Tier 1 capital (to risk
         weighted assets)
          Consolidated                     27,524     9.5            11,566      4.0           17,348      6.0
          Bank                             26,698     9.2            11,564      4.0           17,345      6.0
       Tier 1 capital (to
         average assets)
          Consolidated                     27,524    10.0            10,980      4.0           13,725      5.0
          Bank                             26,698     9.7            10,974      4.0           13,717      5.0

     December 31, 1998
       Total capital (to risk
         weighted assets)
          Consolidated                $    29,434    13.0%      $    18,100      8.0%     $    22,625     10.0%
          Bank                             28,453    12.6            18,093      8.0           22,616     10.0
       Tier 1 capital (to risk
         weighted assets)
          Consolidated                     26,669    11.8             9,050      4.0           13,575      6.0
          Bank                             25,688    11.4             9,047      4.0           13,570      6.0
       Tier 1 capital (to
         average assets)
          Consolidated                     26,669    13.8             7,711      4.0            9,639      5.0
          Bank                             25,688    13.3             7,707      4.0            9,634      5.0



The Corporation and Bank were categorized as well capitalized at June 30, 1999 and year end 1998.

                           MERCANTILE BANK CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)



10.      YEAR 2000 ISSUE

YEAR 2000

     The year 2000 issue confronting the Corporation and its suppliers, customers, and competitors, centers on the inability of computer systems and embedded technology to properly recognize dates near the end of and beyond the year 1999.

     The Corporation has established a year 2000 working group consisting of senior officers and other key employees and has been actively implementing a comprehensive plan throughout 1998 and 1999, as required by bank regulatory guidelines, to address the potential impact of the year 2000 problem on the Corporation's information technology and non-information technology systems. The Corporation's year 2000 plans are subject to modification and are revised periodically as additional information is developed.

READINESS

     The Corporation has completed the inventory, assessment and planning phases for its mission-critical information technology and non-information technology systems, which pose risks to the Corporation's ability to process data for its loans, deposits and general ledger impacting revenues and operating results. Based on testing that has been completed, management believes that all mission-critical systems are year 2000 compliant.

     The Corporation recognizes that its ability to be year 2000 compliant is somewhat dependent upon the year 2000 efforts of its vendors. In 1998 and 1999, the Corporation has requested year 2000 readiness information from its significant vendors. All mission-critical vendors have represented that they are or will be year 2000 compliant. The Corporation is continuing to monitor its non-mission critical vendors to determine their level of year 2000 readiness as well.

     The Corporation is also following bank regulatory requirements that require an assessment of loan customers' year 2000 readiness. Letters and questionnaires have been utilized to assess material loan customers' readiness based on the size of their loan type. The number of existing customers that have not responded to the letters and questionnaires is minimal. Follow-up letters or phone calls are being made when necessary to obtain additional information from these customers. Of those who have responded, all material customers represented that they are year 2000 compliant or are working toward compliance. Of those customers still working towards year 2000 compliance, in the Corporation's opinion, their inability to become compliant will not have a material adverse effect on the Corporation's business or operating results. The Bank requires business customers applying for new loans to disclose the potential impact of the year 2000 problem on their businesses.

WORST CASE SCENARIO AND CONTINGENCY PLANS

     The Corporation has determined the most reasonably likely worst case scenario is the possibility of the lack of power or communication services for a period of time in excess of one day. If this scenario were to occur, the Corporation's operations could be interrupted. The Corporation has developed plans and procedures to address this scenario, ranging from producing complete printed reports from the core banking systems prior to January 1, 2000, to ensure that a hard copy of the data is available in the event of a failure, to preparations for failures of voice and data communications through the use of manual posting and courier services, use of generators, alternative customer service locations or reduced lobby hours.

     Contingency planning, including the type discussed above is an integral part of the Corporation's year 2000 readiness plan. The Corporation's contingency plans attempt to address alternative courses of action in the event that mission-critical systems do not function properly with the date change. Development of the contingency plans was recently completed. The year 2000 contingency plans have been tested and the effectiveness of contingent procedures was validated by an independent accounting firm.

                           MERCANTILE BANK CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


COSTS

     The total costs associated with the Corporation's year 2000 compliance are estimated at less than $75,000. These costs principally relate to the added personnel costs, the employment of external consultants, and the purchase of software upgrades. The Corporation expects to pay these costs from operating income.

     Information technology staff and senior management have devoted significant time and resources to year 2000 activities. While this has resulted in allocating resources that would have otherwise been devoted to other information technology projects, no projects have been delayed or postponed that would have a material adverse impact on operations.

REGULATORY OVERSIGHT

     Bank regulators have issued numerous statements and guidance on year 2000 compliance issues and the responsibilities of senior management and directors of banks and bank holding companies. In addition, bank regulators have issued safety and soundness guidelines to be followed by insured depository institutions, such as the Bank, to ensure resolution of any year 2000 problems. Periodic year 2000 reviews are performed by various bank regulatory agencies. Most of the recent examinations have been performed by the FDIC and it is expected that the FDIC will continue its frequent examinations throughout 1999. The bank regulatory agencies have asserted that year 2000 testing and certification is a key safety and soundness issue in conjunction with regulatory examinations. Consequently, failure to address appropriately the year 2000 issue could result in supervisory action, including the reduction of the Bank's supervisory ratings, the denial of applications for examination, or the imposition of civil money penalties.

                           MERCANTILE BANK CORPORATION
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                              OR PLAN OF OPERATIONS


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

GENERAL
The following discussion compares the financial condition of the Corporation and its wholly owned subsidiary, the Bank, at June 30, 1999 to December 31, 1998 and the results of operations for the three and six months ended June 30, 1999 and June 30, 1998. This discussion should be read in conjunction with the interim consolidated condensed financial statements and footnotes included herein.

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


FINANCIAL CONDITION
During the first six months of 1999 the assets of the Corporation increased from $216.2 million on December 31, 1998, to $291.9 million on June 30, 1999. This represents a total increase in assets of $75.7 million, or 35.0%. The asset growth was comprised primarily of a $61.0 million increase in net loans, a $6.5 million increase in cash and cash equivalents, and an increase of $5.4 million in investment securities. The increase in assets was primarily funded by a $73.8 million growth in deposits and an increase of $0.8 million in securities sold under agreements to repurchase. The growth in deposits was in both local deposits and out-of-area CD's. While management expects continuing asset growth, it is anticipated to be at a slower rate.

Commercial loans increased by $56.7 million during the first six months of 1999, and at June 30, 1999 comprised 93% of the total loan portfolio. The significant concentration in commercial loans and the rapid growth of this portion of business is in keeping with the stated strategy of focusing a substantial amount of efforts on "wholesale" banking. Corporate and business lending is an area of expertise for all of the Corporation's senior management team. Commercial loans are also the assets most easily originated and managed by the fewest number of staff, thus reducing overhead through necessitating fewer full-time equivalents (FTE's)/$million in assets. It is also the commercial sector of our business that generates the greatest amount of local deposits, and it is virtually the only source of significant demand deposits.

                           MERCANTILE BANK CORPORATION
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                              OR PLAN OF OPERATIONS

Residential mortgage and consumer loans also increased by $4.9 million and $0.4 million, respectively, during the first six months of 1999. It was Mercantile's belief that as the extremely rapid growth of the commercial loan portfolio slowed the retail portion of the loan assets would increase as a percentage of total loans; however, this outlook has changed. The commercial sector of the lending efforts and resultant assets have been and continue to be our primary strategy for growth and profitability, and it is expected that the current composition of the loan portfolio will remain relatively stable.

Deposits increased $73.8 million during the first six months of 1999, totaling $245.8 million at June 30, 1999. Local deposits increased $21.5 million, while out-of-area deposits increased $52.3 million. Although the level of local deposits has declined as a percent of total deposits from 43.4% as of December 31, 1998 to 39.1% at June 30, 1999 due to the higher level of growth in out-of-area deposits, there have been significant dollar volume increases in all categories of the local deposits.

Out-of-area deposits totaled $149.6 million, or 60.9% of total deposits, as of June 30, 1999. Out-of-area deposits consist primarily of certificates of deposit obtained from depositors located outside the market area and placed by deposit brokers for a fee, but also include certificates of deposit obtained from the deposit owners directly. Out-of-area deposits are utilized to support the asset growth of the Corporation, and are generally a lower cost source of funds when compared to the interest rates that would have to be offered in the local market to generate a commensurate level of funds. In addition, the overhead costs associated with the out-of-area deposits are considerable less than the overhead costs that would be incurred to administer a similar level of local deposits. Although local deposits have and are expected to increase as new business, governmental and consumer deposit relationships are established and as existing customers increase their deposit accounts, the high reliance on out-of-area deposits will likely remain.

Securities sold under agreements to repurchase increased by $0.8 million during the first six months of 1999. Part of the Corporation's sweep account program, collected funds from certain business noninterest-bearing checking accounts are invested into over-night interest-bearing repurchase agreements. Although not considered a deposit account and therefore not afforded federal deposit insurance, the repurchase agreements have characteristics very similar to that of business checking deposit accounts.

RESULTS OF OPERATIONS
Net operating income for the second quarter of 1999 was $503,472 ($0.20 per share), which compares favorably to the net loss of $294,624 ($0.20 per share) recorded during the second quarter of 1998. Net operating income for the first six months of 1999 was $855,163 ($0.35 per share), which also compares favorably to the net loss of $1,436,201 ($0.96 per share) recorded during the first six months of 1998. The improvement during both time periods is primarily the result of an increase in net interest income, greater employee efficiency and a reduction of provisions to the allowance for loan losses. The year-to-date 1999 net operating income includes a one-time $42,210 ($0.02 per share) charge reflecting an accounting adjustment for organization costs. In accordance with previous accounting guidelines these costs were being amortized over a five-year period; however, as required by AICPA Statement of Position 98-5, the unamortized balance was written off effective January 1, 1999 and is reflected in the Consolidated Financial Statements as a change in accounting principle.

                           MERCANTILE BANK CORPORATION
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                              OR PLAN OF OPERATIONS


Interest income during the second quarter of 1999 was $5,212,444, a significant increase over the $2,204,973 earned during the second quarter of 1998. Interest income during the first six months of 1999 was $9,743,639, a significant increase over the $3,383,678 earned during the first six months of 1998. The growth in interest income during both time periods is primarily attributable to an increase in earning assets. During the second quarter of 1999 earning assets averaged $266.2 million, a level substantially higher than the average earning assets of $107.5 million during the second quarter of 1998. During the first six months of 1999 earning assets averaged $250.3 million, a level substantially higher than the average earning assets of $82.4 million during the same time period in 1998. Somewhat offsetting the positive impact of the increase in earning assets is the decline in yield on earning assets. During the second quarter of 1999 and 1998 earnings assets had a weighted average rate of 7.85% and 8.23%, respectively. During the first six months of 1999 and 1998 earning assets had a weighted average rate of 7.79% and 8.26% respectively. This decline is primarily due to an overall decline of market interest rates, in part evidenced by the 75 basis point drop in the Prime Rate during the last six months of 1998.

Interest expense during the second quarter of 1999 was $2,947,730, a significant increase over the $1,299,514 expensed during the second quarter of 1998. Interest expense during the first six months of 1999 was $5,549,147, a significant increase over the $1,878,455 expensed during the first six months of 1998. The growth in interest expense is primarily attributable to the growth in assets, which necessitated an increase in funding liabilities. During the second quarter of 1999 interest-bearing liabilities averaged $230.1 million, a level substantilly higher than average interest-bearing funds of $92.3 million during the second quarter of 1998. During the first six months of 1999 interest-bearing liabilities averaged $215.1 million, a level substantially higher than average interest-bearing funds of $66.4 million during the same time period in 1998. Also adding to the increased level of interest expense is the increase of interest -bearing liabilities as a percent of average assets. During the second quarter of 1999 interest-bearing liabilities averaged 83.8% of average assets, an increase from the 80.9% level of the second quarter of 1998. During the first six months of 1999 interest-bearing liabilities averaged 83.3% of average assets, a notable increase from the 76.3% level during the same time period in 1998. The increase is primarily the result of the planned and expected leveraging of shareholders' equity. During the second quarter of 1999 shareholders' equity averaged 9.9% of average assets, a decline from the 10.7% level during the second quarter of 1998. During the first six months of 1999 shareholders' equity averaged 10.4% of average assets, a decline from the 14.4% level during the first six months of 1998. Somewhat offsetting the increased level of interest-bearing liabilities is the decline in the average rate paid on interest-bearing liabilities. During the second quarter of 1999 and 1998 interest-bearing liabilities had a weighted average rate of of 5.14% and 5.65%, respectively. During the first six months of 1999 and 1998 interest-bearing liabilities had a weighted average rate of 5.17% and 5.76%, respectively. This decline, as mentioned previously, is due in large part to the overall decline of market interest rates during the last six months of 1998.

Net interest income during the second quarter of 1999 was $2,264,714, a significant increase over the $905,459 earned during the second quarter of 1998. Net interest income during the first six months of 1999 was $4,194,492, a significant increase over the $1,505,223 earned during the same time period in 1998. As described above, the increase is primarily due to the substantial growth experienced between the compared time periods. Additional factors impacting net interest income included, but were not limited to, changes in interest rates and a reduction of the capital level.

                           MERCANTILE BANK CORPORATION
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                              OR PLAN OF OPERATIONS

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



                                                                               Quarter ended June 30, 1999
                                                                          Average                       Average
                                                                          Balance        Interest        Rate
                                                                          -------        --------        ----
                                                                                      (in thousands)
     ASSETS
         Loans                                                          $   230,483    $     4,696         8.17%
         Investment securities                                               28,634            433         6.07
         Federal funds sold                                                   6,451             76         4.73
         Short term investments                                                 586              7         4.79
                                                                        -----------    -----------     --------
              Total interest-earning assets                                 266,154          5,212         7.85

         Allowance for loan losses                                           (3,393)
         Other assets                                                        11,734
                                                                        -----------
              Total assets                                              $   274,495
                                                                        ===========


     LIABILITIES AND SHAREHOLDERS' EQUITY
         Interest-bearing deposits                                      $   213,432    $     2,776         5.22%
         Other borrowings                                                    16,674            172         4.14
                                                                        -----------    -----------     --------
              Total interest-bearing liabilities                            230,106          2,948         5.14

         Noninterest-bearing deposits                                        16,235
         Other liabilities                                                    1,026
         Shareholders' equity                                                27,128
                                                                        -----------
              Total liability and shareholders' equity                  $   274,495
                                                                        ===========

         Net interest income                                                           $     2,264
                                                                                       ===========

         Net interest rate spread                                                                          2.71%
                                                                                                       ========
         Net interest margin on earning assets                                                             3.41%
                                                                                                       ========

                           MERCANTILE BANK CORPORATION
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                              OR PLAN OF OPERATIONS


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

The Corporation conducted multiple simulations as of June 30, 1999, whereby it was assumed that a simultaneous, instant and sustained change in market interest rates occurred. The following table reflects the suggested impact on net interest income over the next twelve months, which are well within the Corporation's policy parameters established to manage and monitor interest rate risk.



                                                      Dollar Change In                Percent Change In
     Interest Rate Scenario                          Net Interest Income             Net Interest Income
     ----------------------                          -------------------             -------------------

     Interest rates down 200 basis points            $     670,911                         8.3%

     Interest rates down 100 basis points                  388,640                         4.8

     No change in interest rates                           106,422                         1.3

     Interest rates up 100 basis points                   (132,375)                       (1.6)

     Interest rates up 200 basis points                   (372,083)                       (4.6)


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

Provisions to the allowance for loan losses during the second quarter of 1999 were $480,900, a level similar to the $473,000 expensed during the same time period in 1998. Provisions to the allowance for loan losses during the first six months of 1999 were $935,900, a notable decline from the $1,471,800 expensed during the same time period in 1998. The reduction reflects the lower level of loan growth during the first six months of 1999 when compared to the first six months of 1998. The allowance for loan losses as a percentage of total loans outstanding as of June 30, 1999 was 1.5%, which also represents the level that has been maintained since inception of the Bank. The allowance for loan losses is maintained at a level management feels is adequate to absorb losses inherent in the loan portfolio. The evaluation is based upon a continuous review of the Corporation's and banking industry's historical loan loss experience, known and inherent risks contained in the loan portfolio, composition and growth of the loan portfolio, current and projected economic conditions and other factors. Reflecting its focus on credit quality, the Corporation has not experienced any loan charge-offs since its inception. Noninterest income during the second quarter of 1999 was $205,835, a significant increase over the $72,823 earned during the same time period in 1998. Noninterest income during the first six months of 1999 was $415,558, a significant increase over the $87,263 earned during the same time period in 1998. Fees earned on referring residential mortgage loan applicants to various third parties and commitment fees charged on issued standby letters of credit, combined with an increase in fee income earned on deposit and repurchase agreements resulting from an increase in deposit and repurchase accounts, comprise a majority of the increase.

Noninterest expense during the second quarter of 1999 was $1,380,177, a significant increase over the $799,906 expensed during the same time period in 1998. Noninterest expense during the first six months of 1999 was $2,642,777, a significant increase over the $1,556,887 expensed during the same time period in 1998. An increase in all major overhead cost categories, including salaries and benefits, occupancy, and furniture and equipment, was recorded. The increases primarily result from the hiring of additional staff. All other noninterest costs have also increased, reflecting additional expenses required to administer the significantly increased loan and deposit base.

While the dollar volume of noninterest costs have increased, as a percent of average assets the level has substantially declined as a result of Corporation's growth and realized operating efficiencies. During the second quarter of 1999 noninterest costs were 2.01% of average assets on an annualized basis, a significant decline from the 2.80% level during the same time period in 1998. During the first six months of 1999 noninterest costs were 2.05% of average assets on an annualized basis, a significant decline from the 3.58% level during the same time period in 1998. Monitoring and controlling noninterest costs, while at the same time providing high quality service to customers, is of utmost importance to the Corporation. The efficiency ratio, computed by dividing noninterest expenses by net interest income plus noninterest income, was 55.9% and 57.3% during the second quarter and first six months of 1999, respectively. This compares very favorably to the efficiency ratio of 81.8% and 97.8% during the second quarter and first six months of 1998, respectively. This improved performance is primarily due to the rapid asset growth that has translated into increased net interest income, as well as the Corporation's lending philosophy of concentrating on commercial lending that results in higher average loan balances compared to residential mortgage and consumer loans which provides for a greater dollar volume of loans with fewer people.

Federal income tax expense was $106,000 and $134,000 during the second quarter and first six months of 1999, respectively. No expense was recorded in 1998 due to the Corporation's operating loss; however, federal income tax expense is being recorded in 1999 as it is expected that a portion of the Corporation's 1999 net operating income will be subject to federal income tax.

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

From time to time, the Corporation and Bank may be involved in various legal proceedings that are incidental to their business. In the opinion of management, neither the Corporation or Bank is a party to any current legal proceedings that are material to the financial condition of the Corporation of the Bank, either individually or in the aggregate.


ITEM 2.  CHANGES IN SECURITIES.

Not applicable.


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

Not applicable.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

At its Annual Meeting held on April 15, 1999, the Corporation's stockholders voted to elect four directors, Betty S. Burton, Peter A. Cordes, David M. Hecht, and Robert M. Wynalda, each for a three year term expiring at the Annual Meeting of the stockholders of the Corporation in 2002. The results of the election were as follows:


                                         Votes               Votes             Votes           Broker
     Nominee                               For            Withheld         Abstained         No Votes
     -------                               ---            --------         ---------         --------

     Betty S. Burton                  2,261,224           6,410                   ---              ---
     Peter A. Cordes                  2,261,224           6,410                   ---              ---
     David M. Hecht                   2,261,224           6,410                   ---              ---
     Robert M. Wynalda                2,261,224           6,410                   ---              ---


The terms of office of the following directors (who were not up for election) continued after the Annual Meeting: Edward J. Clark, C. John Gill, Gerald R. Johnson, Jr., Susan K. Jones, Lawrence W. Larsen, Calvin D. Murdock, Michael H. Price, Dale J, Visser, and Donald Williams, Sr.


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

            10.6             Mercantile Bank of West Michigan Deferred Compensation Plan for Members of the Board of
                             Directors is incorporated by reference to Exhibit 10.6 of the Corporation's Registration
                             Statement on Form SB-2 (Commission File No. 333-84313) filed with the Commission on
                             August 2, 1999

            11               Statement re Computation of Per Share Earnings

            27               Financial Data Schedule

                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 2, 1999.


                                             MERCANTILE  BANK CORPORATION



                                             By:  /s/ Gerald R. Johnson, Jr.
                                                 -------------------------------
                                             Gerald R. Johnson, Jr.
                                             Chairman of the Board and Chief
                                             Executive Officer
                                             (Principal Executive Officer)





                                             By:  /s/ Michael H. Price
                                                 -------------------------------
                                             Michael H. Price
                                             President and Chief Operating
                                             Officer





                                             By:  /s/ Charles E. Christmas
                                                 -------------------------------
                                             Charles E. Christmas
                                             Chief Financial Officer, Treasurer
                                             and Compliance Officer
                                             (Principal Financial and Accounting
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

10.6                         Mercantile Bank of West Michigan Deferred  Compensation Plan for Members of the Board of
                             Directors is  incorporated  by reference  to Exhibit 10.6 of  the Corporation's Registration
                             Statement on Form SB-2 (Commission File No. 333-84313 filed with the Commission on August 2, 1999.

11                           Statement re Computation of Per Share Earnings

27                           Financial Data Schedule