Form 10QSB
period 1999-09-30
MERCANTILE BANK CORP
filed 1999-11-12
CIK 1042729

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended September 30, 1999

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


At September 30, 1999, there were 2,472,500 shares of Common Stock outstanding


Transitional Small Business Disclosure Format:
                                            Yes               No    X
                                                --------         --------

                           MERCANTILE BANK CORPORATION

                                      INDEX


--------------------------------------------------------------------------------

PART 1.       Financial Information                                                                    Page No.
              ---------------------                                                                    --------
              Item I.    Financial Statements

              Condensed Consolidated Balance Sheets -
                September 30, 1999 (Unaudited) and December 31, 1998.................................        3

              Condensed Consolidated Statements of Income -
                Three and Nine Months Ended September 30, 1999 (Unaudited)
                and September 30, 1998 (Unaudited)...................................................        4

              Condensed Consolidated Statements of Comprehensive Income -
                Three and Nine Months Ended September 30, 1999 (Unaudited)
                and September 30, 1998 (Unaudited)...................................................        5

              Condensed Consolidated Statements of Changes in Shareholders Equity -
                September 30, 1999 (Unaudited) and December 31, 1998.................................        6

              Condensed Consolidated Statements of Cash Flows - Three and
                Nine Months Ended September 30, 1999 (Unaudited) and
                September 30, 1998 (Unaudited).......................................................        7

              Notes to Condensed Consolidated Financial Statements (Unaudited).......................        8


              Item 2.  Management's Discussion and Analysis of Financial
                Condition and Results of Operations..................................................       15


PART II.      Other Information
              -----------------

              Item 1.  Legal Proceedings.............................................................       21

              Item 2.  Changes in Securities.........................................................       21

              Item 3.  Defaults upon Senior Securities...............................................       21

              Item 4.  Submission of Matters to a Vote of Security Stockholders......................       22

              Item 5.  Other Information.............................................................       22

              Item 6.  Exhibits and Reports on Form 8-K..............................................       22

              Signatures.............................................................................       23

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                           MERCANTILE BANK CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS

-------------------------------------------------------------------------------------------------------------------

                                                                                 September 30,       December 31,
                                                                                     1999                1998
                                                                                     ----                ----
                                                                                  (Unaudited)
ASSETS
     Cash and due from banks                                                    $     9,394,058    $      5,940,713
     Short-term investments                                                             557,822             515,283
     Federal funds sold                                                                       0                   0
                                                                                ---------------    ----------------
         Total cash and cash equivalents                                              9,951,880           6,455,996

     Securities available for sale                                                   33,814,248          24,160,247
     Securities held to maturity                                                      1,930,043                   0
     Federal Home Loan Bank stock                                                       784,900                   0

     Total loans                                                                    280,562,881         184,744,602
     Allowance for loan losses                                                       (4,227,000)         (2,765,100)
                                                                                ----------------   ----------------
         Total loans, net                                                           276,335,881         181,979,502

     Premises and equipment - net                                                     3,498,398           1,857,805
     Organizational costs - net                                                               0              64,210
     Accrued interest receivable                                                      1,582,813           1,147,832
     Other assets                                                                     3,083,377             571,265
                                                                                ---------------    ----------------
         Total assets                                                           $   330,981,540    $    216,236,857
                                                                                ===============    ================

LIABILITIES AND SHAREHOLDERS' EQUITY
     Deposits
         Noninterest-bearing                                                    $    21,409,787    $     14,319,290
         Interest-bearing                                                           243,358,394         157,678,729
                                                                                ---------------    ----------------
              Total                                                                 264,768,181         171,998,019

     Securities sold under agreements to repurchase                                  20,808,907          17,037,601
     Other borrowed money                                                                13,325                   0
     Accrued expenses and other liabilities                                           1,850,474             500,721
                                                                                ---------------    ----------------
         Total liabilities                                                          287,440,887         189,536,341

Guaranteed preferred beneficial interests in
  the Corporation's subordinated debentures                                          16,000,000                   0

Shareholders' equity
     Preferred stock, no par value; 1,000,000 shares
       authorized, none issued
     Common stock, no par value: 9,000,000 shares
       authorized; 2,472,500 shares outstanding at
       September 30, 1999 and December 31, 1998                                      28,181,798          28,181,798
     Retained earnings (deficit)                                                        (95,615)         (1,513,118)
     Net unrealized gain (loss) on securities available for sale                       (545,530)             31,836
                                                                                ----------------   ----------------
         Total shareholders' equity                                                  27,540,653          26,700,516
                                                                                ---------------    ----------------
              Total liabilities and shareholders' equity                        $   330,981,540    $    216,236,857
                                                                                ===============    ================

-------------------------------------------------------------------------------------------------------------------

     See accompanying notes to condensed consolidated financial statements.

                           MERCANTILE BANK CORPORATION
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

-------------------------------------------------------------------------------------------------------------------

                                              Three Months       Three Months       Nine Months        Nine Months
                                                  Ended              Ended             Ended              Ended
                                              September 30,      September 30,     September 30,      September 30,
                                                  1999               1998              1999               1998
                                                  ----               ----              ----               ----
Interest income
     Loans, including fees                  $     5,499,495    $    2,711,559     $   14,257,021    $     5,712,169
     Investment securities                          512,152           285,197          1,323,849            541,560
     Federal funds sold                              93,588            66,791            255,080            183,582
     Short term investments                           6,143             6,195             19,067             16,109
                                            ---------------    --------------     --------------    ---------------
         Total interest income                    6,111,378         3,069,742         15,855,017          6,453,420

Interest expense
     Deposits                                     3,240,960         1,549,474          8,437,644          3,295,670
     Other                                          279,394           164,412            631,857            296,671
                                            ---------------    --------------     --------------    ---------------
         Total interest expense                   3,520,354         1,713,886          9,069,501          3,592,341
                                            ---------------    --------------     --------------    ---------------

NET INTEREST INCOME                               2,591,024         1,355,856          6,785,516          2,861,079

Provision for loan losses                           526,000           470,000          1,461,900          1,941,800
                                            ---------------    --------------     --------------    ---------------

NET INTEREST INCOME AFTER
  PROVISION FOR LOAN LOSSES                       2,065,024           885,856          5,323,616            919,279

Noninterest income
     Other income                                   273,630           176,040            689,188            263,303
                                            ---------------    --------------     --------------    ---------------
         Total noninterest income                   273,630           176,040            689,188            263,303

Noninterest expense
     Salaries and benefits                          884,825           504,351          2,320,194          1,322,618
     Occupancy                                      111,560            78,098            293,840            217,023
     Furniture and equipment                        101,715            44,671            233,685            116,412
     Other expense                                  512,214           318,576          1,405,372            846,530
                                            ---------------    --------------     --------------    ---------------
         Total noninterest expenses               1,610,314           945,696          4,253,091          2,502,583
                                            ---------------    --------------     --------------    ---------------

INCOME (LOSS) BEFORE FEDERAL INCOME
  TAX AND CUMULATIVE EFFECT OF CHANGE
  IN ACCOUNTING PRINCIPLE                           728,340           116,200          1,759,713         (1,320,001)

Federal income tax expense                          166,000                 0            300,000                  0
                                            ---------------    --------------     --------------    ---------------

Net income (loss) before cumulative
  effect of change in accounting principle          562,340           116,200          1,459,713         (1,320,001)

Cumulative effect of change in accounting
  principle (net of applicable income
  taxes)                                                  0                 0             42,210                  0
                                            ---------------    --------------     --------------    ---------------

NET INCOME (LOSS)                           $       562,340    $      116,200     $    1,417,503    $    (1,320,001)
                                            ===============    ==============     ==============    ===============

Basic and diluted income (loss)
  per share                                 $           .23    $          .05     $          .57    $          (.77)
                                            ===============    ==============     ==============    ===============

Average shares outstanding                        2,472,500         2,145,435          2,472,500          1,719,194
                                            ===============    ==============     ==============    ===============


     See accompanying notes to condensed consolidated financial statements.

                          MERCANTILE BANK CORPORATION
            CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                   (Unaudited)

-------------------------------------------------------------------------------------------------------------------

                                                 Three Months      Three Months      Nine Months       Nine Months
                                                     Ended             Ended            Ended             Ended
                                                 September 30,     September 30,    September 30,    September 30,
                                                     1999              1998             1999              1998
                                                     ----              ----             ----              ----
NET INCOME (LOSS)                               $      562,340    $      116,200    $   1,417,503    $  (1,320,001)

Other comprehensive income (loss),
  net of tax
     Change in unrealized gains (losses)
       on securities available for sale                (82,126)          130,456         (577,366)         131,715
                                                ---------------   --------------    --------------   -------------


COMPREHENSIVE INCOME (LOSS)                     $      480,214    $      246,656    $     840,137    $  (1,188,286)
                                                ==============    ==============    =============    ==============










-------------------------------------------------------------------------------------------------------------------

     See accompanying notes to condensed consolidated financial statements.

                          MERCANTILE BANK CORPORATION
                      CONDENSED CONSOLIDATED STATEMENTS OF
                         CHANGES IN SHAREHOLDERS' EQUITY
                                   (Unaudited)

-------------------------------------------------------------------------------------------------------------------

                                                                                 Net Unrealized
                                                                                 Gain (Loss) on
                                                                                    Securities           Total
                                                  Common             Retained        Available       Shareholders'
                                                   Stock             Earnings        for Sale           Equity
                                                   -----             --------        --------           ------
BALANCE, JANUARY 1, 1999                     $     13,880,972    $      (404,071)   $    (3,631)   $     13,473,270

Common stock sale, June 30, 1999,
  net of issuance expenses                         14,300,826                                            14,300,826

Net loss                                                              (1,109,047)                        (1,109,047)

Change in net unrealized gain (loss)
  on securities available for sale, net
  of tax effect                                                                          35,467              35,467
                                             ----------------    ---------------    -----------    ----------------

BALANCE, DECEMBER 31, 1998                         28,181,798         (1,513,118)        31,836          26,700,516

Net income for the period from
  January 1, 1999 through
  September 30, 1999                                                   1,417,503                          1,417,503

Change in net unrealized gain (loss)
  on securities available for sale, net
  of tax effect                                                                        (577,366)           (577,366)
                                             ----------------    ---------------    ------------   -----------------


BALANCE, SEPTEMBER 30, 1999                  $     28,181,798    $       (95,615)   $  (545,530)   $     27,540,653
                                             ================    ================   ============   ================











-------------------------------------------------------------------------------------------------------------------


     See accompanying notes to condensed consolidated financial statements.

                           MERCANTILE BANK CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

------------------------------------------------------------------------------------------------------------------------------------

                                                                      Three Months     Three Months     Nine Months     Nine Months
                                                                         Ended           Ended            Ended           Ended
                                                                       September 30,  September 30,   September 30,   September 30,
                                                                          1999           1998            1999             1998
                                                                          ----           ----            ----             ----
CASH FLOWS FROM OPERATING ACTIVITIES
     Net income (loss)                                              $    562,340   $     116,200    $   1,417,503    $  (1,320,001)
     Adjustments to reconcile net income (loss)
       to net cash from operating activities
         Depreciation and amortization                                   131,347          71,816          331,475          184,472
         Provision for loan losses                                       526,000         470,000        1,461,900        1,941,800
         Net change in:
              Accrued interest receivable                               (145,537)       (246,522)        (434,981)        (914,761)
              Other assets                                            (1,275,564)         34,556       (2,162,294)        (191,917)
              Accrued expenses and other liabilities                     666,185         140,657        1,349,753          156,221
                                                                    ------------   -------------    -------------    -------------
                  Net cash from operating activities                     464,771         586,707        1,963,356         (144,186)

CASH FLOWS FROM INVESTING ACTIVITIES
     Net increase in loans                                           (33,838,095)    (27,432,453)     (95,818,279)    (127,952,098)
     Purchase of:
         Securities available for sale                                (8,860,730)    (10,048,616)     (16,765,304)     (23,577,469)
         Securities held to maturity                                  (1,496,905)              0       (1,930,132)               0
         Federal Home Loan Bank stock                                          0               0         (784,900)               0
         Premises and equipment                                         (376,926)        (57,698)      (1,856,744)        (570,965)
     Proceeds from maturities and repayments of available for sale
         securities                                                    3,218,657       2,081,733        6,133,094        4,081,733
                                                                    ------------   -------------    -------------    -------------
              Net cash used in investing activities                  (41,353,999)    (35,457,034)    (111,022,265)    (148,018,799)

CASH FLOWS FROM FINANCING ACTIVITIES
     Net increase in deposits                                         18,956,932      19,351,539       92,770,162      126,354,461
     Net proceeds from the sale of trust preferred securities         16,000,000               0       16,000,000                0
     Net proceeds from the sale of common stock                                0      14,300,826                0       14,300,826
     Net increase in other borrowed money                                      0               0           13,325                0
     Net increase in securities sold under agreements to repurchase    2,943,315       4,796,244        3,771,306       14,696,092
                                                                    ------------   -------------    -------------    -------------
         Net cash from financing activities                           37,900,247      38,448,609      112,554,793      155,351,379
                                                                    ------------   -------------    -------------    -------------

Net change in cash and cash equivalents                               (2,988,981)      3,578,282        3,495,884        7,188,394

Cash and cash equivalents at beginning of period                      12,940,861      10,713,412        6,455,996        7,103,300
                                                                    ------------   -------------    -------------    -------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                          $  9,951,880   $  14,291,694    $   9,951,880    $  14,291,694
                                                                    ============   =============    =============    =============

Supplemental disclosures of cash flow information
     Cash paid during the year for
         Interest                                                   $  3,245,579   $   1,584,873    $   8,493,954    $   3,207,981
         Federal income tax                                              430,000               0        1,160,773                0

------------------------------------------------------------------------------------------------------------------------------------



     See accompanying notes to condensed consolidated financial statements.

                           MERCANTILE BANK CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


--------------------------------------------------------------------------------

1.   BASIS OF PRESENTATION:

     The unaudited financial statements for the three and nine months ended September 30, 1999 include the consolidated results of operations of Mercantile Bank Corporation ("Mercantile") and its wholly-owned subsidiaries, Mercantile Bank of West Michigan ("Bank") and MBWM Capital Trust I ("Capital Trust"). These consolidated financial statements have been prepared in accordance with the Instructions for Form 10-QSB and Item 310(b) of Regulation S-B and do not include all disclosures required by generally accepted accounting principles for a complete presentation of Mercantile's financial condition and results of operations. In the opinion of management, the information reflects all adjustments (consisting only of normal recurring adjustments) which are necessary in order to make the financial statements not misleading and for a fair presentation of the results of operations for such periods. The results for the period ended September 30, 1999 should not be considered as indicative of results for a full year. For further information, refer to the consolidated financial statements and footnotes included in Mercantile's annual report on Form 10-KSB for the year ended December 31, 1998.

2.   ALLOWANCE FOR LOAN LOSSES

     The following is a summary of the activity in the allowance for loan losses account for the nine months ended September 30, 1999:

         Balance at January 1, 1999                           $    2,765,100
             Provision for loan losses charged
               to operating expense                                1,461,900
                                                              --------------
         Balance at September 30, 1999                        $    4,227,000
                                                              ==============


3.   LOANS

     Total loans at September 30, 1999 were $280.6 million compared to $184.7 million at December 31, 1998, an increase of $95.9 million or 51.9%. The components of the outstanding balances and percentage increase in loans from the end of 1998 to the end of the third quarter 1999 are as follows:

                                                                                                     Percent
                                        September 30, 1999            December 31, 1998              Increase/
                                        Balance           %           Balance          %            (Decrease)
                                        -------           -           -------          -            ----------
                                                              (dollars in thousands)
     Real Estate:
         Construction and land
           development                $    26,754         9.5%     $    13,656         7.4%             95.9%
         Secured by 1-4 family
           properties                      20,093         7.2           10,656         5.8              88.6
         Secured by multi-family
           properties                       2,376         0.9            2,521         1.4              (5.8)
         Secured by nonfarm
           nonresidential properties      151,581        54.0          100,742        54.5              50.5
     Commercial                            76,071        27.1           55,071        29.8              38.1
     Consumer                               3,688         1.3            2,099         1.1              75.7
                                      -----------    --------      -----------     -------       -----------

                                      $   280,563       100.0%     $   184,745       100.0%             51.9%
                                      ===========    ========      ===========     =======       ===========


------------------------------------------------------------------------------------------------------------

                          MERCANTILE BANK CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

--------------------------------------------------------------------------------


4.   PREMISES AND EQUIPMENT - NET

     Premises and equipment are comprised of the following:

                                                       September 30,      December 31,
                                                           1999               1998
                                                           ----               ----
         Land and improvements                        $      339,828    $       315,020
         Buildings and leasehold improvements              2,194,083            759,942
         Construction in process                                   0            100,638
         Furniture and equipment                           1,367,628            869,195
                                                      --------------    ---------------
                                                           3,901,539          2,044,795
         Less accumulated depreciation                       403,141            186,990
                                                      --------------    ---------------

         Premises and Equipment, net                  $    3,498,398    $     1,857,805
                                                      ==============    ===============


     Depreciation expense for the third quarter 1999 amounted to $92,667.


5.   DEPOSITS

     Total deposits at September 30, 1999 were $264.8 million compared to $172.0 million at December 31, 1998, an increase of $92.8 million or 54.0%. The components of the outstanding balances at September 30, 1999 and December 31, 1998, and percentage increase in deposits from the end of 1998 to the end of the third quarter 1999 are as follows:

                                                                                                     Percent
                                        September 30, 1999            December 31, 1998              Increase/
                                        Balance           %           Balance          %            (Decrease)
                                        -------           -           -------          -            ----------
                                                              (dollars in thousands)
         Noninterest-bearing
           demand                     $    21,410         8.1%     $    14,319         8.3%             50.0%
         Interest-bearing
           checking                         8,145         3.1            7,766         4.5               4.9
         Money market                       4,247         1.6            3,822         2.2              11.1
         Savings                           35,920        13.6           28,797        16.8              24.7
         Time, under
           $100,000                         4,728         1.8            3,306         1.9              43.0
         Time, $100,000
           and over                        20,758         7.8           16,718         9.7              24.2
                                      -----------    --------      -----------     -------       -----------
                                           95,208        36.0           74,728        43.4              27.4
         Out-of-area time,
           under $100,000                  89,206        33.7           77,847        45.3              14.6
         Out-of-area time,
           $100,000 and over               80,354        30.3           19,423        11.3             313.7
                                      -----------    --------      -----------     -------       -----------
                                          169,560        64.0           97,270        56.6              74.3
                                      -----------    --------      -----------     -------       -----------

         Total Deposits               $   264,768       100.0%     $   171,998       100.0%             54.0%
                                      ===========    =========     ===========     ========      ============

-------------------------------------------------------------------------------------------------------------


                          MERCANTILE BANK CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

--------------------------------------------------------------------------------

6.   COMMITMENTS AND OFF-BALANCE-SHEET RISK

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

     A summary of the notional or contractual amounts of financial instruments with off-balance-sheet risk at September 30, 1999 and December 31, 1998 follows:

                                                                 September 30,      December 31,
                                                                    1999               1998
                                                                    ----               ----
     Commercial unused lines of credit                        $   81,212,911    $    61,600,909
     Unused lines of credit secured by 1-4 family
       residential properties                                      6,220,359          3,434,290
     Credit card unused lines of credit                            3,074,300          2,251,329
     Other consumer unused lines of credit                         2,869,916          1,534,497
     Commitments to make loans                                    21,275,976         21,751,900
     Standby letters of credit                                    27,575,046         19,271,848
                                                              --------------    ---------------

                                                              $  142,228,508    $   109,844,773
                                                              ==============    ===============


7.   REGULATORY MATTERS

     Mercantile and Bank are subject to regulatory capital requirements administered by federal banking agencies. Capital adequacy guidelines and prompt corrective action regulations involve quantitative measures of assets, liabilities, and certain off-balance-sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators about components, risk weightings, and other factors, and the regulators can lower classifications in certain cases. Failure to meet various capital requirements can initiate regulatory action that could have a direct material effect on the financial statements.

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

                                                         Capital to Risk-
                                                         Weighted Assets
                                                         ---------------                 Tier 1 Capital
                                                        Total           Tier 1         to Average Assets
                                                        -----           ------         -----------------
         Well capitalized                                   10%                6%                 5%
         Adequately capitalized                              8                 4                  4
         Undercapitalized                          less than 8       less than 4        less than 4

     Actual capital levels (dollars in thousands) and minimum required levels were:

                                                                                             Minimum Required
                                                                                                to be Well
                                                                   Minimum Required          Capitalized Under
                                                                      for Capital            Prompt Corrective
                                               Actual              Adequacy Purposes        Action Regulations
                                               ------              -----------------        ------------------
                                        Amount       Ratio         Amount       Ratio        Amount       Ratio
                                        ------       -----         ------       -----        ------       -----
    September 30, 1999
    ------------------
       Total capital (to risk
         weighted assets)
          Consolidated                $    48,129    14.9%      $    25,858      8.0%     $    32,322     10.0%
          Bank                             46,205    14.3            25,780      8.0           32,224     10.0
       Tier 1 capital (to risk
         weighted assets)
          Consolidated                     37,448    11.6            12,936      4.0           19,404      6.0
          Bank                             42,174    13.1            12,898      4.0           19,346      6.0
       Tier 1 capital (to
         average assets)
          Consolidated                     37,448    11.9            12,624      4.0           15,779      5.0
          Bank                             42,174    13.4            12,622      4.0           15,778      5.0

     December 31, 1998
     -----------------
       Total capital (to risk
         weighted assets)
          Consolidated                $    29,434    13.0%      $    18,100      8.0%     $    22,625     10.0%
          Bank                             28,453    12.6            18,093      8.0           22,616     10.0
       Tier 1 capital (to risk
         weighted assets)
          Consolidated                     26,669    11.8             9,050      4.0           13,575      6.0
          Bank                             25,688    11.4             9,047      4.0           13,570      6.0
       Tier 1 capital (to
         average assets)
          Consolidated                     26,669    13.8             7,711      4.0            9,639      5.0
          Bank                             25,688    13.3             7,707      4.0            9,634      5.0
--------------------------------------------------------------------------------------------------------------

                          MERCANTILE BANK CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

--------------------------------------------------------------------------------

     Mercantile and Bank were categorized as well capitalized at September 30, 1999 and December 31, 1998.

     The capital levels as of September 30, 1999 include adjustment for the 1.6 million 9.60% Cumulative Preferred Securities issued by Capital Trust in September 1999 (the "trust preferred securities"), subject to certain limitations. Federal Reserve guidelines limit the amount of trust preferred securities which can be included in Tier 1 capital of Mercantile to 25% of total Tier 1 capital. As of September 30, 1999, approximately $9.4 million of the $16.0 million of trust preferred securities were included as Tier 1 capital of Mercantile with the remaining $6.6 million included as Tier 2 capital, a component of risk-based capital. The trust preferred securities will be used to support Mercantile's current capital position allowing for future growth and increased common shareholder value.


8.   CURRENT EVENTS

     Capital Trust, a business trust subsidiary of Mercantile, sold 1.6 million trust preferred securities at $10.00 per trust preferred security in a September 1999 offering. The proceeds from the sale of the trust preferred securities were used by Capital Trust to purchase an equivalent amount of subordinated debentures of Mercantile. The trust preferred securities carry a fixed rate of 9.60%, have a stated maturity of 30 years, and, in effect, are guaranteed by Mercantile. The securities are redeemable at par after 5 years. Distributions on the Trust Preferred Securities are payable quarterly on October 15, January 15, April 15 and July 15. The first distribution was paid on October 15, 1999. Under certain circumstances, distributions may be deferred for up to 20 calendar quarters. However, during any such deferrals, interest accrues on any unpaid distributions at the rate of 9.60% per annum.


9.   YEAR 2000 ISSUE

     The year 2000 issue confronting Mercantile and its suppliers, customers, and competitors, centers on the inability of computer systems and embedded technology to properly recognize dates near the end of and beyond the year 1999.

     Mercantile has established a year 2000 working group consisting of senior officers and other key employees and has been actively implementing a comprehensive plan throughout 1998 and 1999, as required by bank regulatory guidelines, to address the potential impact of the year 2000 problem on Mercantile's information technology and non-information technology systems. Mercantile's year 2000 plans are subject to modification and are revised periodically as additional information is developed.

     READINESS
     Mercantile has completed the inventory, assessment and planning phases for its mission-critical information technology and non-information technology systems, which pose risks to Mercantile's ability to process data for its loans, deposits and general ledger impacting revenues and operating results. Based on testing that has been completed, management believes that all mission-critical systems are year 2000 compliant.

     Mercantile recognizes that its ability to be year 2000 compliant is somewhat dependent upon the year 2000 efforts of its vendors. In 1998 and 1999, Mercantile has requested year 2000 readiness


--------------------------------------------------------------------------------

                          MERCANTILE BANK CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

--------------------------------------------------------------------------------

     information from its significant vendors. All mission-critical vendors have represented that they are or will be year 2000 compliant. Mercantile routinely monitors its non-mission critical vendors to determine their level of year 2000 readiness as well.

     Mercantile is also following regulatory requirements that require an assessment of loan customers' year 2000 readiness. Letters and questionnaires have been utilized to access material loan customers' readiness based on the size of their loan type. The number of existing customers that have not responded to the letters and questionnaires is minimal. Follow-up letters or phone calls are being made when necessary to obtain additional information from these customers. Of those who have responded, all material customers represented that they are year 2000 compliant or are working toward compliance. Of those customers still working towards year 2000 compliance, in Mercantile's opinion, their inability to become compliant will not have a material adverse effect on Mercantile's business or operating results. The Bank requires business customers applying for new loans to disclose the potential impact of the year 2000 problem on their businesses.

     WORST CASE SCENARIO AND CONTINGENCY PLANS
     Mercantile has determined the most reasonably likely worst case scenario is the possibility of the lack of power or communication services for a period of time in excess of one day. If this scenario were to occur, Mercantile's operations could be interrupted. Mercantile has developed plans and procedures to address this scenario, ranging from producing complete printed reports from the core banking systems prior to January 1, 2000, to ensure that a hard copy of the data is available in the event of a failure, to preparations for failures of voice and data communications through the use of manual posting and courier services, use of generators, alternative customer service locations or reduced lobby hours.

     Contingency planning, including the type discussed above is an integral part of Mercantile's year 2000 readiness plan. Mercantile's contingency plans attempt to address alternative courses of action in the event that mission-critical systems do not function properly with the date change. Development of the contingency plans was recently completed. The year 2000 contingency plans have been tested and the effectiveness of contingent procedures was validated by an independent accounting firm.

     COSTS
     The total costs associated with Mercantile's year 2000 compliance are estimated at less than $75,000. These costs principally relate to the added personnel costs, the employment of external consultants, and the purchase of software upgrades. Mercantile expects to pay these costs from operating income.

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


--------------------------------------------------------------------------------

                        MERCANTILE BANK CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

--------------------------------------------------------------------------------

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























--------------------------------------------------------------------------------

                           MERCANTILE BANK CORPORATION
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                              OR PLAN OF OPERATIONS

--------------------------------------------------------------------------------

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

GENERAL
The following discussion compares the financial condition of Mercantile Bank Corporation ("Mercantile") and its wholly owned subsidiaries, the Mercantile Bank of West Michigan ("Bank") and MBWM Capital Trust I ("Capital Trust"), at September 30, 1999 to December 31, 1998 and the results of operations for the three and nine months ended September 30, 1999 and September 30, 1998. This discussion should be read in conjunction with the interim consolidated condensed financial statements and footnotes included herein.

This report contains forward-looking statements that are based on management's beliefs, assumptions, current expectations, estimates and projections about the financial services industry, the economy, and about Mercantile and the Bank. Words such as "anticipates", "believes", "estimates", "expects", "forecasts", "intends", "is likely", "plans", "projects", variations of such words and similar expressions are intended to identify such forward-looking statements. These forward-looking statements are intended to be covered by the safe-harbor provisions of the Private Securities Litigation Reform Act of 1995. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions ("Future Factors") that are difficult to predict with regard to timing, extent, likelihood and degree of occurrence. Therefore, actual results and outcomes may materially differ from what may be expressed or forecasted in such forward-looking statements. Mercantile undertakes no obligation to update, amend, or clarify forward looking statements, whether as a result of new information, future events (whether anticipated or unanticipated), or otherwise.

Future Factors include changes in interest rates and interest rate relationships; demand for products and services; the degree of competition by traditional and non-traditional competitors; changes in banking regulation; changes in tax laws; changes in prices, levies, and assessments; the impact of technological advances; governmental and regulatory policy changes; the outcomes of contingencies; trends in customer behavior as well as their ability to repay loans; changes in the national and local economy; and other factors, including risk factors, referred to from time to time in filings made by Mercantile with the Securities and Exchange Commission. These are representative of the Future Factors that could cause a difference between an ultimate actual outcome and a preceding forward-looking statement.

FINANCIAL CONDITION
During the first nine months of 1999, the assets of Mercantile increased from $216.2 million on December 31, 1998, to $331.0 million on September 30, 1999. This represents a total increase in assets of $114.8 million, or 53.1%. The asset growth was comprised primarily of a $94.3 million increase in net loans, a $12.4 million increase in investment securities, and a $3.5 million increase in cash and cash equivalents. The increase in assets was primarily funded by a $92.8 million growth in deposits, the issuance of $16.0 million in trust preferred securities, and an increase of $3.8 million in securities sold under agreements to repurchase. The growth in deposits was in both local deposits and out-of-area CD's. While management expects continuing asset growth, it is anticipated to be at a slower rate.

Commercial loans increased by $84.8 million during the first nine months of 1999, and at September 30, 1999 comprised 92% of the total loan portfolio. The significant concentration in commercial loans and the rapid growth of this portion of business is in keeping with the stated strategy of focusing a substantial amount of efforts on "wholesale" banking. Corporate and business lending is an area of expertise for all of Mercantile's senior management team. Commercial loans are also the assets most easily originated and managed by the fewest number of staff, thus reducing overhead through necessitating fewer full-time equivalents (FTE's)/$million in assets. It is also the commercial sector of our business that generates the

--------------------------------------------------------------------------------

                           MERCANTILE BANK CORPORATION
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                              OR PLAN OF OPERATIONS

--------------------------------------------------------------------------------

greatest amount of local deposits, and it is virtually the only source of significant noninterest-bearing deposits.

Residential mortgage and consumer loans also increased by $9.4 million and $1.6 million, respectively, during the first nine months of 1999. The commercial sector of the lending efforts and resultant assets have been and continue to be our primary strategy for growth and profitability, and it is expected that the current composition of the loan portfolio will remain relatively stable.

Deposits increased $92.8 million during the first nine months of 1999, totaling $264.8 million at September 30, 1999. Local deposits increased $20.4 million, while out-of-area deposits increased $72.2 million. Although the level of local deposits has declined as a percent of total deposits from 43.4% as of December 31, 1998 to 36.0% at September 30, 1999 due to the higher level of growth in out-of-area deposits, there have been dollar volume increases in all categories of the local deposits.

Out-of-area deposits totaled $169.6 million, or 64.0% of total deposits, as of September 30, 1999. Out-of-area deposits consist primarily of certificates of deposit obtained from depositors located outside the market area and placed by deposit brokers for a fee, but also include certificates of deposit obtained from the deposit owners directly. Out-of-area deposits are utilized to support the asset growth of Mercantile, and are generally a lower cost source of funds when compared to the interest rates that would have to be offered in the local market to generate a commensurate level of funds. In addition, the overhead costs associated with the out-of-area deposits are considerably less than the overhead costs that would be incurred to administer a similar level of local deposits. Although local deposits have and are expected to increase as new business, governmental and consumer deposit relationships are established and as existing customers increase their deposit accounts, the relatively high reliance on out-of-area deposits will likely remain.

On September 17, 1999, Mercantile completed a $16.0 million offering of trust preferred securities. The net proceeds of the trust preferred securities were contributed to the capital of the Bank, and have been invested by the Bank in short term investments and loans.

Securities sold under agreements to repurchase increased by $3.8 million during the first nine months of 1999. As part of Mercantile's sweep account program, collected funds from certain business noninterest-bearing checking accounts are invested into over-night interest-bearing repurchase agreements. Although not considered a deposit account and therefore not afforded federal deposit insurance, the repurchase agreements have characteristics very similar to that of business checking deposit accounts.

RESULTS OF OPERATIONS
Net operating income for the third quarter of 1999 was $562,340 ($0.23 per share), which compares favorably to the net income of $116,200 ($.05 per share) recorded during the third quarter of 1998. Net operating income for the first nine months of 1999 was $1,417,503 ($0.57 per share), which also compares favorably to the net loss of $1,320,001 ($0.77 per share) recorded during the first nine months of 1998. The improvement during both time periods is primarily the result of an increase in net interest income, improved noninterest income, and greater employee efficiency. The year-to-date 1999 net operating income includes a one-time $42,210 ($0.02 per share) charge reflecting a mandated accounting adjustment for organization costs. In accordance with previous accounting guidelines these costs were being amortized over a five-year period; however, as required by AICPA Statement of Position 98-5, the unamortized balance was written off effective January 1, 1999 and is reflected in the Consolidated Financial Statements as a change in accounting principle.


--------------------------------------------------------------------------------

                          MERCANTILE BANK CORPORATION
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                             OR PLAN OF OPERATIONS

--------------------------------------------------------------------------------

Interest income during the third quarter of 1999 was $6,111,378, a significant increase over the $3,069,742 earned during the third quarter of 1998. Interest income during the first nine months of 1999 was $15,855,017, a significant increase over the $6,453,420 earned during the first nine months of 1998. The growth in interest income during both time periods is primarily attributable to an increase in earning assets. During the third quarter of 1999 earning assets averaged $305.5 million, a level substantially higher than the average earning assets of $148.3 million during the third quarter of 1998. During the first nine months of 1999 earning assets averaged $268.7 million, a level substantially higher than the average earning assets of $104.3 million during the same time period in 1998. Partially offsetting the positive impact of the increase in earning assets is the decline in yield on earning assets, caused primarily by a decline in the general interest rate environment during the latter 9 months of 1998 and early part of 1999. During the third quarter of 1999 and 1998 earnings assets had a weighted average rate of 7.93% and 8.28%, respectively. During the first nine months of 1999 and 1998 earning assets had a weighted average rate of 7.89% and 8.27%, respectively.

Interest expense during the third quarter of 1999 was $3,520,354, a significant increase over the $1,713,886 expensed during the third quarter of 1998. Interest expense during the first nine months of 1999 was $9,069,501, a significant increase over the $3,592,341 expensed during the first nine months of 1998. The growth in interest expense is primarily attributable to the growth in assets, which necessitated an increase in funding liabilities. During the third quarter of 1999 interest-bearing liabilities averaged $267.4 million, a level substantially higher than average interest-bearing funds of $121.9 million during the third quarter of 1998. During the first nine months of 1999 interest-bearing liabilities averaged $232.5 million, a level substantially higher than average interest-bearing funds of $84.9 million during the same time period in 1998. Also adding to the increased level of interest expense is the increase of interest -bearing liabilities as a percent of average assets. During the third quarter of 1999 interest-bearing liabilities averaged 84.7% of average assets, an increase from the 78.2% level of the third quarter of 1998. During the first nine months of 1999 interest-bearing liabilities averaged 83.8% of average assets, an increase from the 77.2% level during the same time period in 1998. The increase is primarily the result of the leveraging of shareholders' equity. During the third quarter of 1999 shareholders' equity averaged 8.6% of average assets, a decline from the 14.0% level during the third quarter of 1998. During the first nine months of 1999 shareholders' equity averaged 9.8% of average assets, a decline from the 14.2% level during the first nine months of 1998. Somewhat offsetting the increased level of interest-bearing liabilities is the decline in the average rate paid on interest-bearing liabilities that was caused by the aforementioned decline in the general interest rate environment. During the third quarter of 1999 and 1998 interest-bearing liabilities had a weighted average rate of 5.22% and 5.62%, respectively. During the first nine months of 1999 and 1998 interest-bearing liabilities had a weighted average rate of 5.21% and 5.66%, respectively. This decline, as mentioned previously, is due in large part to the overall decline of market interest rates.

Net interest income during the third quarter of 1999 was $2,591,024, a significant increase over the $1,355,856 earned during the third quarter of 1998. Net interest income during the first nine months of 1999 was $6,785,516, a significant increase over the $2,861,079 earned during the same time period in 1998. As described above, the increase is primarily due to the substantial growth experienced between the compared time periods. Additional factors impacting net interest income included, but were not limited to, changes in interest rates and the reduction of shareholders' equity.





--------------------------------------------------------------------------------

                          MERCANTILE BANK CORPORATION
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                             OR PLAN OF OPERATIONS

--------------------------------------------------------------------------------

The following table sets forth certain information relating to Mercantile's consolidated average interest earning assets and interest-bearing liabilities and reflects the average yield on assets and average cost of liabilities for the period indicated. Such yields and costs are derived by dividing income or expense by the average daily balance of assets or liabilities, respectively, for the period presented.

                                                                            Quarter ended September 30, 1999
                                                                          Average                       Average
                                                                          Balance        Interest        Rate
                                                                          -------        --------        ----
                                                                                  (dollars in thousands)
     ASSETS
         Loans                                                          $   264,747    $     5,499         8.24%
         Investment securities                                               32,896            512         6.17
         Federal funds sold                                                   7,362             94         5.07
         Short term investments                                                 539              6         4.42
                                                                        -----------    -----------     --------
              Total interest-earning assets                                 305,544          6,111         7.93

         Allowance for loan losses                                           (3,985)
         Other assets                                                        14,123
                                                                        -----------
              Total assets                                              $   315,682
                                                                        ===========


     LIABILITIES AND SHAREHOLDERS' EQUITY
         Interest-bearing deposits                                      $   243,952    $     3,241         5.27%
         Borrowed money                                                      23,407            279         4.73
                                                                        -----------    -----------     --------
              Total interest-bearing liabilities                            267,359          3,520         5.22

         Noninterest-bearing deposits                                        19,530
         Other liabilities                                                    1,497
         Shareholders' equity                                                27,296
                                                                        -----------
              Total liability and shareholders' equity                  $   315,682
                                                                        ===========

         Net interest income                                                           $     2,591
                                                                                       ===========

         Net interest rate spread                                                                          2.71%
                                                                                                       ========
         Net interest margin on earning assets                                                             3.36%
                                                                                                       ========

Interest rate risk is the exposure of Mercantile's financial condition and operating performance to adverse movements in interest rates. Mercantile derives its income primarily from the excess of interest collected on its interest-earning assets over the interest paid on its interest-bearing liabilities. Since market rates are subject to change over time, Mercantile is exposed to lower profitability if it cannot adapt to interest rate changes. Accordingly, effective risk management that maintains interest rate risk at prudent levels is essential to Mercantile's safety and soundness. The primary measurement method utilized by Mercantile to assess interest rate risk is commonly referred to as net interest income simulation analysis. This computer-based model measures the direction and magnitude of variations in net interest income resulting from potential changes in market interest rates. The assumptions used within the model are inherently uncertain and subject to fluctuation and revision. Accordingly, actual results will differ from
--------------------------------------------------------------------------------

                          MERCANTILE BANK CORPORATION
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                             OR PLAN OF OPERATIONS

--------------------------------------------------------------------------------

the simulated results. However, management believes this methodology provides sufficient information to manage the interest rate risk of Mercantile.

Mercantile conducted multiple simulations as of September 30, 1999, in which it was assumed that a simultaneous, instant and sustained change in market interest rates occurred. The following table reflects the suggested impact on net interest income over the next twelve months, which are well within Mercantile's policy parameters established to manage and monitor interest rate risk.

                                                      Dollar Change In                Percent Change In
     Interest Rate Scenario                          Net Interest Income             Net Interest Income
     ----------------------                          -------------------             -------------------
     Interest rates down 200 basis points            $     207,473                         2.3%
     Interest rates down 100 basis points                  (21,208)                       (0.2)
     No change in interest rates                          (249,993)                       (2.7)
     Interest rates up 100 basis points                   (362,054)                       (4.0)
     Interest rates up 200 basis points                   (474,323)                       (5.2)

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

Provisions to the allowance for loan losses during the third quarter of 1999 were $526,000, compared to the $470,000 expensed during the same time period in 1998. The increase reflects the higher level of loan growth during the third quarter of 1999 when compared to the same quarter in 1998. Provisions to the allowance for loan losses during the first nine months of 1999 were $1,461,900, a notable decline from the $1,941,800 expensed during the same time period in 1998. The reduction reflects the lower level of loan growth during the first nine months of 1999 when compared to the first nine months of 1998. The allowance for loan losses as a percentage of total loans outstanding as of September 30, 1999 was 1.50%, which also represents the level that has been maintained since inception of the Bank. The allowance for loan losses is maintained at a level management feels is adequate to absorb losses inherent in the loan portfolio. The evaluation is based upon a continuous review of Mercantile's and banking industry's historical loan loss experience, known and inherent risks contained in the loan portfolio, composition and growth of the loan portfolio, current and projected economic conditions and other factors.

Noninterest income during the third quarter of 1999 was $273,630, a significant increase over the $176,040 earned during the same time period in 1998. Noninterest income during the first nine months of 1999 was $689,188, a significant increase over the $263,303 earned during the same time period in 1998. Fees earned on referring residential mortgage loan applicants to various third parties and commitment fees charged on issued standby letters of credit, combined with an increase in fee income earned on deposit and repurchase agreements resulting from an increase in deposit and repurchase accounts, comprise a majority of the increase.

Noninterest expense during the third quarter of 1999 was $1,610,314, a significant increase over the $945,696 expensed during the same time period in 1998. Noninterest expense during the first nine months of 1999 was $4,253,091, a significant increase over the $2,502,583 expensed during the same time period in 1998. An increase in all major overhead cost categories, including salaries and benefits, occupancy, and furniture and equipment, was recorded. The increases primarily result from the hiring of additional staff. All other noninterest costs have also increased, reflecting additional expenses required to

--------------------------------------------------------------------------------

                          MERCANTILE BANK CORPORATION
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                             OR PLAN OF OPERATIONS

--------------------------------------------------------------------------------

administer the significantly increased loan and deposit base and the opening of the Bank's combined branch and operations center.

While the dollar volume of noninterest costs have increased, as a percent of average assets the level has substantially declined as a result of Mercantile's growth and realized operating efficiencies. During the third quarter of 1999 noninterest costs were 2.0% of average assets on an annualized basis, a significant decline from the 2.4% level during the same time period in 1998. During the first nine months of 1999 noninterest costs were 2.1% of average assets on an annualized basis, a significant decline from the 3.0% level during the same time period in 1998. Monitoring and controlling noninterest costs, while at the same time providing high quality service to customers, is of utmost importance to Mercantile. The efficiency ratio, computed by dividing noninterest expenses by net interest income plus noninterest income, was 56.2% and 56.9% during the third quarter and first nine months of 1999, respectively. This compares very favorably to the efficiency ratio of 61.7% and 80.1% during the third quarter and first nine months of 1998, respectively. This improved performance is primarily due to the rapid asset growth that has translated into increased net interest income, as well as Mercantile's lending philosophy of concentrating on commercial lending that results in higher average loan balances compared to residential mortgage and consumer loans which provides for a greater dollar volume of loans with fewer people.

Federal income tax expense was $166,000 and $300,000 during the third quarter and first nine months of 1999, respectively. No expense was recorded in 1998 due to Mercantile's operating loss; however, federal income tax expense is being recorded in 1999 as it is expected that a portion of Mercantile's 1999 net operating income will be subject to federal income tax.


--------------------------------------------------------------------------------

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

From time to time, Mercantile may be involved in various legal proceedings that are incidental to their business. In the opinion of management, Mercantile is not a party to any current legal proceedings that are material to the financial condition of Mercantile, either individually or in the aggregate.


ITEM 2.  CHANGES IN SECURITIES

On September 17, 1999, Capital Trust, a business trust subsidiary of Mercantile, sold 1.6 million trust preferred securities in an underwritten public offering. The registration statement relating to the offering included (a) the 1.6 million trust preferred securities having an offering price of $10 per security, (b) an equivalent amount of 9.60% junior subordinated debentures of Mercantile that were purchased by Capital Trust with the proceeds of the trust preferred securities and could later be distributed to the holders of the trust preferred securities if Capital Trust were dissolved and distributed its assets, and (c) a guarantee of Mercantile with respect to the trust preferred securities. The co-registrants were Mercantile and Capital Trust. The registration statement was declared effective by the SEC on September 13, 1999. The SEC registration numbers for the registration statement were 333-84313 and 333-84313-01. It is Mercantile's and Capital Trust's understanding that the offering terminated on September 17, 1999 when the closing occurred for the trust preferred securities and Capital Trust received the proceeds of the offering from the underwriters. The expenses of the offering totaled approximately $1.0 million, including $640,000 of underwriting commissions, none of which was paid to directors, officers or owners of 10% or more of Mercantile or Capital Trust, or their associates or affiliates. The managing underwriters for the offering were Stifel, Nicolaus & Company Incorporated and Tucker Anthony Cleary Gull.

The $16.0 million of proceeds from the sale of the trust preferred securities were used by Capital Trust to purchase $16.0 million of the debentures issued by Mercantile. After paying the approximately $1.0 million of offering expenses, Mercantile invested the remaining $15.0 million of the proceeds it received from the sale of the debentures in the capital of the Bank. The Bank has invested the capital contribution in short term investment securities and loans.

 The documents governing these securities, including the Indenture under which the debentures were issued, restrict Mercantile's right to pay a dividend on its common stock under certain circumstances and give the holders of the trust preferred securities preference on liquidation over the holders of Mercantile's common stock. Specifically, Mercantile may not declare or pay a cash dividend on its common stock if (a) an event of default has occurred as defined in the Indenture, (b) Mercantile is in default under its guarantee of the trust preferred securities, or (c) Mercantile has exercised its right under the debentures and the trust preferred securities to extend the interest payment period. In addition, if any of these conditions have occurred and until they are cured, Mercantile is restricted from redeeming or purchasing any shares of its common stock except under very limited circumstances. Mercantile's obligation under the debentures purchased with the proceeds of trust preferred securities, the guarantee, and related agreements is $16.0 million in principal amount, plus certain expenses, and interest at the rate of 9.60% per annum, payable quarterly, excepted to the extent that quarterly interest payments are deferred. In connection with the transaction in which the trust preferred securities were issued, Mercantile also issued $494,850 of additional debentures to Capital Trust that were purchased with the proceeds of common stock securities issued by Capital Trust to Mercantile. These additional debentures also bear interest at the rate of 9.60% per annum. See Note 8 of the Notes to Condensed Consolidated Financial Statements included in this report.


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

Not applicable.

--------------------------------------------------------------------------------

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Not applicable.



ITEM 5.  OTHER INFORMATION.

Not applicable.



ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)  Exhibits:

        EXHIBIT NO.                                            EXHIBIT DESCRIPTION
        -----------                                            -------------------
            3.1              Articles of Incorporation are incorporated by reference to Exhibit 3.1 of Mercantile's
                             Registration Statement on Form SB-2 (Commission File no. 333-33081) that became effective on October 23, 1997

            3.2              Bylaws of Mercantile are incorporated by reference to Exhibit 3.2 of the Mercantile's
                             Registration Statement on Form SB-2 (Commission File No. 333-33081) that became effective on October 23, 1997

           10.1              Subordinated Indenture dated as of September 17, 1999 between Mercantile and Wilmington
                             Trust Company, as Trustee, relating to 9.60% Junior Subordinated Debentures due 2029 is incorporated by reference to Exhibit 4.1 of the Registration Statement of Mercantile
                             and MBWM Capital Trust I on Form SB-2 (Commission File Nos. 333-84313 and 333-84313-01)
                             that became effective on September 13, 1999

           10.2              Amended and Restated Trust Agreement dated as of September 17, 1999 among Mercantile, as depositor, Wilmington Trust Company, as Property Trustee, Wilmington Trust Company,
                             as Delaware Trustee, and the Administrative Trustees is incorporated by reference to
                             Exhibit 4.5 of the Registration Statement of Mercantile and MBWM Capital Trust I on
                             Form SB-2 (Commission File Nos. 333-84313 and 333-84313-01) that became effective on
                             September 13, 1999

           10.3              Preferred Securities Guarantee Agreement between Mercantile and Wilmington Trust
                             Company dated September 17, 1999 is incorporated by reference to Exhibit 4.7 of the
                             Registration Statement of Mercantile and MBWM Capital Trust I on Form SB-2 (Commission
                             File Nos. 333-84313 and 333-84313-01) that became effective on September 13, 1999

           10.4              Agreement as to Expenses and Liabilities dated as of September 17, 1999 between
                             Mercantile and MBWM Capital Trust I (included as Exhibit D to Exhibit 10.2)

            11               Statement re Computation of Per Share Earnings

            27               Financial Data Schedule




--------------------------------------------------------------------------------

                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 10, 1999.


                             MERCANTILE  BANK CORPORATION



                             By:  /s/ Gerald R. Johnson, Jr.
                                  --------------------------------------------
                             Gerald R. Johnson, Jr.
                             Chairman of the Board and Chief Executive Officer (Principal Executive Officer)





                             By:  /s/ Michael H. Price
                                  --------------------------------------------
                             Michael H. Price
                             President and Chief Operating Officer





                             By:  /s/ Charles E. Christmas
                                  --------------------------------------------
                             Charles E. Christmas
                             Chief Financial Officer, Treasurer and
                             Compliance Officer
                             (Principal Financial and Accounting Officer)







--------------------------------------------------------------------------------

                                  EXHIBIT INDEX

EXHIBIT NO.                  EXHIBIT DESCRIPTION
-----------                  -------------------
3.1                          Articles of Incorporation are incorporated by reference to exhibit 3.1 of Mercantile's
                             Registration Statement on Form SB-2 (Commission File no. 333-33081) that became effective on October 23, 1997

3.2                          Bylaws of Mercantile are incorporated by reference to exhibit 3.2 of the Mercantile's
                             Registration Statement on Form SB-2 (Commission File No. 333-33081) that became effective on October 23, 1997

10.1                         Subordinated Indenture dated as of September 17, 1999 between Mercantile and Wilmington
                             Trust Company, as Trustee, relating to 9.60% Junior Subordinated Debentures due 2029 is incorporated by reference to Exhibit 4.1 of the Registration Statement of Mercantile
                             and MBWM Capital Trust I on Form SB-2 (Commission File Nos. 333-84313 and 333-84313-01)
                             that became effective on September 13, 1999

10.2                         Amended and Restated Trust Agreement dated as of September 17, 1999 among Mercantile, as depositor, Wilmington Trust Company, as Property Trustee, Wilmington Trust Company,
                             as Delaware Trustee, and the Administrative Trustees is incorporated by reference to
                             Exhibit 4.5 of the Registration Statement of Mercantile and MBWM Capital Trust I on
                             Form SB-2 (Commission File Nos. 333-84313 and 333-84313-01) that became effective on
                             September 13, 1999

10.3                         Preferred Securities Guarantee Agreement between Mercantile and Wilmington Trust
                             Company dated September 17, 1999 is incorporated by reference to Exhibit 4.7 of the
                             Registration Statement of Mercantile and MBWM Capital Trust I on Form SB-2 (Commission
                             File Nos. 333-84313 and 333-84313-01) that became effective on September 13, 1999

10.4                         Agreement as to Expenses and Liabilities dated as of September 17, 1999 between Mercantile and MBWM Capital Trust I (included as Exhibit D to Exhibit 10.2)

11                           Statement re Computation of Per Share Earnings

27                           Financial Data Schedule






--------------------------------------------------------------------------------