Form 10KSB40
period 1999-12-31
MERCANTILE BANK CORP
filed 2000-03-15
CIK 1042729

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                  -------------

                                   FORM 10-KSB

         [X] Annual report under Section 13 or 15(d) of the Securities
                              Exchange Act of 1934

For the fiscal year ended December 31, 1999        Commission File No. 000-26719

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

       Securities registered under Section 12(b) of the Exchange Act: NONE

         Securities registered under Section 12(g) of the Exchange Act:

                           COMMON STOCK, NO PAR VALUE
                                (Title of class)

          9.60% CUMULATIVE PREFERRED SECURITIES, $10 LIQUIDATION AMOUNT
                                (Title of class)


         Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.
 YES  X   NO
     ---    ---

         Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

         Issuer's revenue for its most recent fiscal year was $23,614,000.

         The aggregate market value of voting stock of the registrant held by nonaffiliates was approximately $26,537,000 as of February 1, 2000; based on the average of the closing bid and asked prices ($12.56) on that date.

         As of March 1, 2000, 2,472,500 shares of Common Stock of the issuer were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

Part III Portions of the Proxy Statement of the issuer for its April 20, 2000 Annual Meeting

Transitional Small Business Disclosure Format       YES    NO  X
                                                       ---    ---

                                     PART I


ITEM 1.           DESCRIPTION OF BUSINESS

THE COMPANY

         Mercantile Bank Corporation ("Mercantile") is a bank holding company under the Bank Holding Company Act of 1956, as amended (the "Bank Holding Company Act"). As a bank holding company, Mercantile is subject to regulation by the Federal Reserve Board. Mercantile was organized on July 15, 1997, under the laws of the State of Michigan, and formed Mercantile Bank of West Michigan (the "Bank"), which commenced business on December 15, 1997. MBWM Capital Trust I ("Capital Trust"), a wholly-owned business trust subsidiary of Mercantile, was formed in September 1999 for the specific purpose of issuing 9.60% cumulative preferred securities. Mercantile exists primarily for the purpose of holding all of the stock of the Bank, and of such other subsidiaries as Mercantile may acquire or establish.

         The expenses of Mercantile to date have generally been paid using the proceeds from its initial public stock offering in October 1997, a secondary public stock offering in July 1998, issuance of cumulative preferred securities in September 1999, and dividends from the Bank. Mercantile's principal source of future operating funds is expected to be dividends from the Bank.

THE BANK

         The Bank is a state banking company that operates under the laws of the State of Michigan, pursuant to a charter issued by the Michigan Financial Institutions Bureau. The Bank's deposits are insured to the maximum extent provided by the Federal Deposit Insurance Corporation. The Bank's primary service area is the Kent and Ottawa County areas of West Michigan, which includes the City of Grand Rapids, the second largest city in the State of Michigan.

         The Bank, through its main office located at 216 North Division Avenue, Grand Rapids, Michigan and its combined branch and operations center located at 4613 Alpine Avenue, Comstock Park, Michigan, provides a wide variety of commercial banking services primarily to businesses, individuals and governmental units. The Bank makes secured and unsecured commercial, construction, mortgage and consumer loans, and accepts checking, savings and time deposits. The Bank owns two automated teller machines ("ATM") that participate in the MAC and NYCE regional network systems, as well as other ATM networks throughout the country. The Bank also enables customers to conduct certain loan and deposit transactions by telephone and personal computer. Courier service is provided to certain commercial customers, and safe deposit facilities are available at both locations. The Bank does not have trust powers.

THE CAPITAL TRUST

         In 1999 Mercantile formed Capital Trust, a Delaware business trust. Capital Trust's business and affairs are conducted by its property trustee, a Delaware trustee, and three individual administrative trustees who are employees and officers of Mercantile. Capital Trust exists for the sole purpose of issuing and selling its preferred securities and common securities, and using the proceeds from the sales of those securities to acquire subordinated debentures issued by Mercantile. Substantially all of the net proceeds from the transactions were contributed to the Bank in the form of capital. Additional information regarding Capital Trust is included in Note 14 - Sale of Trust Preferred Securities and Note 16 - Regulatory Matters to the Consolidated Financial Statements of Mercantile at Page F-35, and Pages F-36 and 37, respectively, of this Annual Report.

EFFECT OF GOVERNMENT MONETARY POLICIES

         The earnings of Mercantile are affected by domestic economic conditions and the monetary and fiscal policies of the United States government, its agencies, and the Federal Reserve Board. The Federal Reserve Board's monetary policies have had, and will likely continue to have, an important impact on the operating results of commercial banks through its power to implement national monetary policy in order to, among other things, curb inflation or avoid a recession. The policies of the Federal Reserve Board have a major effect upon the levels of bank loans, investments and deposits through its open market operations in United States government securities, and through its regulation of, among other things, the discount rate on borrowings of member banks and the reserve requirements against member bank deposits. It is not possible to predict the nature and impact of future changes in monetary and fiscal policies. The Bank maintains reserves directly with the Federal Reserve Bank of Chicago to the extent required by law.

REGULATION AND SUPERVISION

         Mercantile, as a bank holding company under the Bank Holding Company Act, is required to file an annual report with the Federal Reserve Board and such additional information as the Federal Reserve Board may require pursuant to the Bank Holding Company Act, and is subject to examination by the Federal Reserve Board.

         The Bank Holding Company Act limits the activities which may be engaged in by Mercantile and its subsidiaries to those of banking and the management of banking organizations, and to certain non-banking activities, including those activities which the Federal Reserve Board may find, by order or regulation, to be so closely related to banking or managing or controlling banks as to be a proper incident thereto. The Federal Reserve Board is empowered to differentiate between activities by a bank holding company, or a subsidiary thereof, and activities commenced by acquisition of a going concern.

         With respect to non-banking activities, the Federal Reserve Board has, by regulation, determined that certain non-banking activities are closely related to banking within the meaning of the Bank Holding Company Act. These activities include, among other things, operating a mortgage company, finance company, credit card company or factoring company, performing certain data processing operations, providing certain investment and financial advice, acting as an insurance agent for certain types of credit related insurance, leasing property on a full-payout, nonoperating basis; and, subject to certain limitations, providing discount securities brokerage services for customers. Neither Mercantile nor its subsidiaries currently engage in any such activity.

         The Bank is subject to certain restrictions imposed by federal law on any extension of credit to Mercantile for investments in stock or other securities thereof, and on the taking of such stock or securities as collateral for loans to any borrower. Federal law prevents Mercantile from borrowing from the Bank unless the loans are secured in designated amounts.

         With respect to the acquisition of banking organizations, Mercantile is required to obtain the prior approval of the Federal Reserve Board before it can acquire all or substantially all of the assets of any bank, or acquire ownership or control of any voting shares of any bank, if, after such acquisition, it will own or control more than 5% of the voting shares of such bank. Acquisitions across state lines are subject to certain state and Federal Reserve Board restrictions.

EMPLOYEES

         As of December 31, 1999, the Company and the Bank employed 54 full-time and 12 part-time persons. Management believes that the Bank's relations with its employees are good.

LOAN POLICY

         As a routine part of business, the Bank makes loans to businesses and individuals located within its market area. The loan policy of the Bank states that the function of the lending operation is twofold: to provide a means for the investment of funds at a profitable rate of return with an acceptable degree of risk, and to meet the credit needs of the creditworthy businesses and individuals who are customers of the Bank. However, the Board of Directors of the Bank recognizes that in the normal business of lending, some losses on loans will be inevitable and should be considered a part of the normal cost of doing business.

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

         The Board of Directors has delegated significant lending authority to officers of the Bank. The Board of Directors believes this empowerment, supported by the Bank's strong credit culture and the significant experience of the commercial lending staff, makes the Bank more responsive to its customers. The loan policy currently specifies lending authority for certain officers up to $1.0 million, and $1.5 million for the Bank's Chairman of the Board and its President and Chief Executive Officer. Loan requests exceeding $1.0 million require approval by the Officers Loan Committee. Loan requests exceeding $1.5 million, up to the legal lending limit of approximately $10.3 million, require approval by the Board of Directors. Generally, the Bank applies an in-house lending limit that is less than the legal lending limit.

         The loan policy also limits the amount of funds that may be loaned against specified types of real estate collateral. For certain loans secured by real estate the policy requires an appraisal of the property offered as collateral by a state certified independent appraiser. The policy also provides general guidelines for loan to value limits for other types of collateral, such as accounts receivable and machinery and equipment. In addition, the loan policy provides general guidelines as to: environmental analysis, loans to employees, executive officers and directors, problem loan identification, maintenance of an allowance for loan losses, loan review and grading, mortgage and consumer lending, and other matters relating to the Bank's lending practices.

LENDING ACTIVITY

         Commercial Loans. The Bank's commercial lending group originates commercial loans primarily in the Bank's market area. Commercial loans are originated by six lenders, with over 70 years of combined commercial lending experience. Loans are originated for general business purposes, including working capital, accounts receivable financing, machinery and equipment acquisition, as well as commercial real estate financing including new construction and land development.

         Working capital loans are often structured as a line of credit and are reviewed periodically in connection with the borrower's year-end financial reporting. These loans are generally secured by all of the assets of the borrower, and have an interest rate tied to the national prime rate. Loans for machinery and equipment purposes typically have a maturity of five to seven years and are fully amortizing, while commercial real estate loans are usually written with a five-year maturity and amortized over a 15 year period. These commercial loan types have an interest rate that is fixed to maturity or is tied to the national prime rate.

         The Bank evaluates many aspects of a commercial loan transaction in order to minimize credit and interest rate risk. Underwriting includes an assessment of management, products, markets, cash flow, capital, income and collateral. The analysis includes a review of historical and projected financial results. Appraisals are generally required by certified independent appraisers who are well known to the Bank where real estate is the primary collateral, and in some cases, where equipment is the primary collateral. In certain situations, for creditworthy customers, the Bank may accept title reports instead of requiring lenders' policies of title insurance.

         Commercial real estate lending involves more risk than residential lending because loan balances are greater and repayment is dependent upon the borrower's operation. The Bank attempts to minimize risk associated with these transactions by generally limiting its exposure to owner-operated properties of well-known customers or new customers with an established profitable history. In many cases, risk is further reduced by limiting the amount of credit to any one borrower to an amount less than the Bank's legal lending limit and avoiding certain types of commercial real estate financings.

         The Bank has no material foreign or agricultural loans, and no material loans to energy producing customers.

         Single-Family Residential Real Estate Loans. The Bank originates single-family residential real estate loans in its market area usually according to secondary market underwriting standards; however, loans not conforming to those standards are made in certain limited circumstances. These loans provide borrowers with a fixed or adjustable interest rate with terms up to 30 years.

         The Bank also has a home equity line of credit program. Generally secured by either a first or second mortgage on the borrower's primary residence, the program provides revolving credit at a rate tied to the national prime rate.

         Consumer Loans. The Bank originates consumer loans for a variety of personal financial needs, including new and used automobiles, boat loans, credit cards and overdraft protection for checking account customers. Consumer loans generally have shorter terms and higher interest rates and usually involve more credit risk than single-family residential real estate loans because of the type and nature of the collateral.

         While the Bank does not utilize a formal credit scoring system in making the credit decision, the Bank believes its consumer loans are underwritten carefully, with a strong emphasis on the amount of the down payment, credit quality, employment stability and monthly income. These loans are generally repaid on a monthly repayment schedule with the source of repayment tied to the borrower's periodic income. In addition, consumer lending collections are dependent on the borrower's continuing financial stability, and are likely to be adversely affected by job loss, illness and personal bankruptcy. In many cases, repossessed collateral for a defaulted consumer loan will not provide an adequate source of repayment of the outstanding loan balance because of depreciation of the underlying collateral.

         The Bank believes that the generally higher yields earned on consumer loans compensate for the increased credit risk associated with such loans and that consumer loans are important to its efforts to serve the credit needs of the communities and customers that it serves.

LOAN PORTFOLIO QUALITY

         The Bank has a comprehensive loan grading system for commercial loans as well as residential mortgage and consumer loans. Administered as part of the loan review program, all commercial loans are graded on an eight grade rating system. Utilizing a standardized grade paradigm that analyzes several critical factors such as cash flow, management and collateral coverage, all commercial loans are graded at inception and at various intervals thereafter. Residential mortgage and consumer loans are graded on a four grade rating system using a separate standardized grade paradigm that analyzes several critical factors such as debt-to-income and credit and employment histories. Residential mortgage and consumer loans are generally only graded once, and is performed subsequent to the loans being extended.

         The Bank's independent loan review program is primarily responsible for the administration of the loan grading systems and ensuring adherence to established loan policies and procedures, and is an integral part of maintaining the strong asset quality culture. The Loan Review Officer works closely with the President of the Bank and the Senior Vice President of Credit Administration, although functionally reports to the Board of Directors. All commercial loan relationships exceeding $1 million are formally reviewed at least annually. Watch list credits are formally reviewed at least quarterly. Credits between $0.5 million but less than $1 million are formally reviewed every two years, with a random sampling performed on credits under $0.5 million.

         Loans are placed in a nonaccrual status when, in the opinion of management, uncertainty exists as to the ultimate collection of principal and interest. For the period ended December 31, 1999, loans placed in nonaccrual status were nominal in amount. At December 31, 1999, there were no significant loans where known information about possible credit problems of borrowers causes management to have serious doubts as to the ability of the borrower to comply with present loan repayment terms and which, in management's judgment, may result in disclosure of such loans. Furthermore, management is not aware of any potential problem loans that could have a material effect on the Company's operating results, liquidity, or capital resources.

         Additional detail and information relative to the loan portfolio is included in Management's Discussion and Analysis of Financial Condition and Results of Operations ("Management's Discussion and Analysis") beginning at Page F-4 and Note 3 - Loans and Allowance For Loan Losses to the Consolidated Financial Statements of Mercantile at Page F-27 of this Annual Report.

ALLOWANCE FOR LOAN LOSSES

         In each accounting period, the allowance for loan losses is adjusted by management to the amount management believes is necessary to maintain the allowance for loan losses at adequate levels. Through the Bank's loan review program, management attempts to allocated specific portions of the allowance for loan losses based on specifically identifiable problem loans. Management's evaluation of the allowance for loan losses is further based on consideration of actual loss experience, the present and prospective financial condition of borrowers, industry concentrations within the portfolio and general economic conditions. Management believes that the present allowance for loan losses is adequate, based on the broad range of considerations listed above.

         The primary risk element considered by management with respect to each consumer and residential real estate loan is lack of timely payment. Management has a reporting system that monitors past due loans and has adopted policies to pursue its creditor's rights in order to preserve the Bank's collateral position. The primary risk elements with respect to commercial loans are the financial condition of the borrower, the sufficiency of collateral, and lack of timely payment. Management has a policy of requesting and reviewing periodic financial statements from its commercial loan customers, and periodically reviews existence of collateral and its value.

         Additional detail regarding the allowance for loan and lease losses is included in Management's Discussion and Analysis beginning at Page F-4 and Note 3 - Loans and Allowance For Loan Losses to the Consolidated Financial Statements of Mercantile at Page F-27 of this Annual Report.

         Although management believes that the allowance for loan losses is adequate to absorb losses as they arise, there can be no assurance that the Bank will not sustain losses in any given period which could be substantial in relation to, or greater than, the size of the allowance for loans and lease losses.

INVESTMENTS

         The principal investments of Mercantile are its investment in the common stock of the Bank and the common securities of Capital Trust. Funds retained by Mercantile from time to time may be invested in various debt instruments, including but not limited to obligations of or guaranteed by the United States, general obligations of a state or political subdivision or agency thereof, banker's acceptances or certificates of deposit of United States commercial banks, or commercial paper of United States issuers rated in the highest category by a nationally-recognized investment rating service. Mercantile is permitted to make unlimited portfolio investments in equity securities and to make equity investments in subsidiary corporations engaged in certain non-banking activities which may include real estate-related activities, such as mortgage banking, community development, real estate appraisals, arranging equity financing for commercial real estate, and owning and operating real estate used substantially by the Bank or acquired for its future use. There are no present plans to make any such equity investment, though the Bank may from time-to-time consider acquiring land for future branch purposes. Mercantile's Board of Directors may alter the investment policy without shareholder approval.

         The Bank may invest its funds in a wide variety of debt instruments and may participate in the federal funds market with other depository institutions. Subject to certain exceptions, the Bank is prohibited from investing in equity securities. Under one such exception, in certain circumstances and with the prior approval of the FDIC, the Bank could invest up to 10% of its total assets in the equity securities of a subsidiary corporation engaged in certain real estate-related activities. The Bank has no present plans to make such an investment. Real estate acquired by the Bank in satisfaction of or foreclosure upon loans may be held by the Bank, subject to a determination by a majority of the Bank's Board of Directors at least annually of the advisability of retaining the property, for a period not exceeding 60 months after the date of acquisition, or such longer period as the Commissioner of the Michigan Financial Institutions Bureau may approve. The Bank is also permitted to invest an aggregate amount not in excess of two-thirds of the capital and surplus of the Bank in such real estate as is necessary for the convenient transaction of its business. The Bank's Board of Directors may alter the investment policy without shareholder approval.

         Detail for the securities portfolio is included in Management's Discussion and Analysis beginning at Page F-4 as well as in Note 2 - Investment Securities to the Consolidated Financial Statements of Mercantile at Pages F-25 and 26 of this Annual Report.

COMPETITION

         Mercantile and the Bank face strong competition for deposits, loans and other financial services from numerous banks, savings banks, thrifts, credit unions and other financial institutions as well as other entities which provide financial services, including consumer finance companies, securities brokerage firms, mortgage brokers, insurance companies, mutual funds, and other lending sources and investment alternatives. Some of the financial institutions and financial service organizations with which the Bank competes are not subject to the same degree of regulation as the Bank. Many of the financial institutions and financial service organizations aggressively compete for business in the Bank's market area. Most of these competitors have been in business for many years, have customer bases, deposits and lending limits that are substantially larger than those of the Bank, and are able to offer certain services that the Bank does not currently provide, including extensive branch networks, trust services and international banking services. In addition, most of these entities have greater capital resources than the Bank, which, among other things, may allow them to price their services at levels more favorable to the customer and to provide larger credit facilities than could the Bank. Additionally, recently effective legislation regarding interstate branching and banking may increase competition in the future from out-of-state banks.

SELECTED STATISTICAL INFORMATION

         Management's Discussion and Analysis beginning at Page F-4 of this Annual Report includes selected statistical information.

RETURN ON EQUITY AND ASSETS

         Return on Equity and Asset information is included in Management's Discussion and Analysis beginning at Page F-4 of this Annual Report.


ITEM 2.           DESCRIPTION OF PROPERTY

         The Bank leases a one story building in downtown Grand Rapids, Michigan for use as the Bank's main office and Mercantile's headquarters. This building is of masonry construction and has approximately 11,000 square feet of usable space with on-site parking. The lease for the Bank's office, which commenced in 1997, has an initial term of ten years and the Bank has four, five-year renewal options.

         The Bank designed and constructed a full service branch and operations facility in Alpine Township, a suburb of Grand Rapids, that opened in July of 1999. The facility is one story, of masonry construction, and has approximately 8,000 square feet of usable space. The land and building is owned by the Bank. The facility has multiple drive-through lanes and ample parking space.

         The Bank's main office and Mercantile's headquarters are located at 216 North Division Avenue between Lyon Street and Michigan Street in downtown Grand Rapids, Michigan. The Alpine Township branch and operations center is located at 4613 Alpine Avenue NW, Comstock Park, Michigan.


ITEM 3.           LEGAL PROCEEDINGS

         From time to time, Mercantile and the Bank may be involved in various legal proceedings that are incidental to their business. In the opinion of management, neither Mercantile nor the Bank is a party to any current legal proceedings that are material to their financial condition, either individually or in the aggregate.


ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None


EXECUTIVE OFFICERS OF THE REGISTRANT

              Name and Position                                       Age
              -----------------                                       ---
Gerald R. Johnson, Jr.                                                53
  Chairman of the Board and Chief
  Executive Officer

Michael H. Price                                                      43
  President and Chief Operating
  Officer

Robert B. Kaminski                                                    38
  Senior Vice President and
  Secretary

Charles E. Christmas                                                  34
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

                                     PART II


ITEM 5.         MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER
                  MATTERS


         The Common Stock of Mercantile is quoted on the Nasdaq National Market under the symbol MBWM. Prior to July 19, 1999, Mercantile's common stock was quoted on the OTC Bulletin Board under the same symbol. At February 18, 2000, there were 99 record holders of Mercantile's common stock. In addition, Mercantile estimates that there are more than 1,500 beneficial owners of its common stock who own their shares through brokers or banks. Mercantile has not paid dividends since its formation in 1997.

         The following table shows the high and low bid prices by quarter during the period from the date of Mercantile's initial public stock offering (October 23, 1997) through December 31, 1999. The quotations reflect bid prices as reported by the OTC Bulletin Board through July 18, 1999, and as reported by the Nasdaq National Market on and after July 19, 1999. The quotations do not include retail mark-up, mark-down or commission.

                                   BID PRICES
                                                                                          HIGH      LOW
                                                                                          ----      ---
CALENDAR YEAR 1999
First Quarter.............................................................................$17.50  $13.00
Second Quarter............................................................................$16.63  $13.00
Third Quarter.............................................................................$16.00  $14.00
Fourth Quarter............................................................................$15.50  $12.25

CALENDAR YEAR 1998
First Quarter.............................................................................$18.50  $10.25
Second Quarter............................................................................$19.00  $14.50
Third Quarter.............................................................................$17.12  $15.50
Fourth Quarter............................................................................$16.75  $12.37

CALENDAR YEAR 1997
Fourth Quarter  (October 23, 1997 through December 31, 1997)............................. $11.75   $9.75


ITEM 6.          MANAGEMENT'S DISCUSSION AND
                 ANALYSIS OR PLAN OF OPERATIONS

         Management's Discussion and Analysis beginning at Page F-4 of this Annual Report is incorporated here by reference.


ITEM 7.          FINANCIAL STATEMENTS

         The Consolidated Financial Statements beginning at Page F-17 of this Annual Report are incorporated here by reference.


ITEM 8.          CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                 ACCOUNTING AND FINANCIAL DISCLOSURE


          None

                                    PART III


ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

         The information presented under the caption "Information about Directors, Nominees and Executive Officers" in the definitive Proxy Statement of Mercantile for its April 20, 2000 Annual Meeting of Shareholders (the "Proxy Statement"), a copy of which will be filed with the Securities and Exchange Commission before the meeting date, is incorporated here by reference.


ITEM 10.  EXECUTIVE COMPENSATION

         The information presented under the captions "Summary Compensation Table," "Options Granted in 1999," "Aggregated Stock Option Exercises in 1999 and Year End Option Values", and "Employment Agreements", and in the last paragraph under the caption "Board of Directors Meetings and Committees", in the Proxy Statement is incorporated here by reference.


ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
           MANAGEMENT

         The information presented under the caption "Stock Ownership of Certain Beneficial Owners and Management" in the Proxy Statement is incorporated here by reference.


ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information listed under the caption "Certain Transactions" in the Proxy Statement is incorporated here by reference.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits:


        Exhibit No.                      EXHIBIT DESCRIPTION
        -----------                      -------------------

            3.1 Articles of Incorporation of Mercantile are incorporated by reference to exhibit 3.1 of Mercantile's Registration Statement on Form SB-2 (Commission File no. 333-33081) that became effective on October 23, 1997

            3.2 By laws of Mercantile are incorporated by reference to Exhibit 3.2 of Mercantile's Registration Statement on Form SB-2 (Commission File No. 333-33081) that became effective on October 23, 1997

           10.1 1997 Employee Stock Option Plan of Mercantile is incorporated by reference to exhibit 10.1 of Mercantile's Registration Statement on Form SB-2 (Commission File No. 333-33081) that became effective on October 23, 1997 (management contract or compensatory plan)

           10.2 Lease Agreement between Mercantile and Division Avenue Partners, L.L.C. dated August 16, 1997, is incorporated by reference to exhibit 10.2 of Mercantile's Registration Statement on Form SB-2 (Commission File No. 333-33081) that became effective on October 23, 1997

           10.3 Agreement between Fiserve Solutions, Inc. and the Bank dated September 10, 1997, is incorporated by reference to Exhibit 10.3 of Mercantile's Registration Statement on Form SB-2 (Commission File No. 333-33081) that became effective on October 23, 1997

           10.4 Agreement between Mercantile and Visser Brothers Construction Inc. dated November 16,1998, on modified Standard Form of Agreement Between Owner and Construction Manager where the Construction Manager is also the Constructor is incorporated by reference to Exhibit 10.3 of Mercantile's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1998 (Commission File No.
                             333-33081)

           10.5 Employment Agreement among Gerald R. Johnson, Jr., Mercantile and the Bank dated December 1, 1998, is incorporated by reference to Exhibit 10.4 of Mercantile's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1998 (Commission File No. 333-33081) (management contract or compensatory plan)

           10.6 Employment Agreement among Michael H. Price, Mercantile and the Bank dated December 1, 1998, is incorporated by reference to Exhibit 10.5 of Mercantile's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1998 (Commission File No. 333-33081) (management contract or compensatory plan)

           10.7 Mercantile Bank of West Michigan Deferred Compensation Plan for Members of the Board of Directors (1999) is incorporated by reference to
                             Exhibit 10.6 of the Registration Statement of Mercantile and MBWM Capital Trust I on Form SB-2 (Commission Files Nos. 333-84313 and 333-84313-01)
                             that became effective on September 13, 1999

           10.8 Subordinated Indenture dated as of September 17, 1999 between Mercantile and Wilmington Trust Company, as Trustee, relating to 9.60% Junior Subordinated Debentures due 2029 is incorporated by reference to Exhibit 4.1 of the Registration Statement of Mercantile and MBWM Capital Trust I on Form SB-2 (Commission Files Nos. 333-84313 and 333-84313-01) that became effective on September 13, 1999

           10.9 Amended and Restated Trust Agreement dated as of September 17, 1999 among Mercantile, as depositor, Wilmington Trust Company, as Property Trustee, Wilmington Trust Company, as Delaware Trustee, and the Administrative Trustees is incorporated by reference to Exhibit 4.5 of the Registration Statement of Mercantile and MBWM Capital Trust I on Form SB-2 (Commission Files Nos. 333-84313 and 333-84313-01) that became effective on September 13, 1999

           10.10 Preferred Securities Guarantee Agreement between Mercantile and Wilmington Trust Company dated September 17, 1999, is incorporated by reference to
                             Exhibit 4.7 of the Registration Statement of
                             Mercantile and MBWM Capital Trust I on Form SB-2 (Commission Files Nos. 333-84313 and 333-84313-01)
                             that became effective on September 13, 1999

           10.11 Agreement as to Expenses and Liabilities dated as of September 17, 1999, between Mercantile and MBWM Capital Trust I (included as Exhibit D to Exhibit 10.9)

           10.12 Amended and Restated Employment Agreement dated as of December 31, 1999, among Mercantile, the Bank and Gerald R. Johnson, Jr., (management contract or compensatory plan)

           10.13 Amended and Restated Employment Agreement dated as of December 31, 1999, among Mercantile, the Bank and Michael H. Price (management contract or compensatory plan)

            21               Subsidiaries of Mercantile

            23               Consent of Independent Accountants

            27               Financial Data Schedule


(b)      Reports on Form 8-K

         The Company has not filed any reports on Form 8-K during the last quarter of the period covered by this Report.

                           MERCANTILE BANK CORPORATION

                        CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 1999 and 1998

                           MERCANTILE BANK CORPORATION

                        CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 1999 and 1998



                                    CONTENTS



SELECTED FINANCIAL DATA.....................................................................................    F-3

MANAGEMENT'S DISCUSSION AND ANALYSIS........................................................................    F-4

REPORT OF INDEPENDENT AUDITORS..............................................................................   F-17


CONSOLIDATED FINANCIAL STATEMENTS

     CONSOLIDATED BALANCE SHEETS............................................................................   F-18

     CONSOLIDATED STATEMENTS OF INCOME......................................................................   F-19

     CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME........................................................   F-20

     CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY.............................................   F-21

     CONSOLIDATED STATEMENTS OF CASH FLOWS..................................................................   F-22

     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.............................................................   F-23

                             SELECTED FINANCIAL DATA



                                                                                1999             1998
                                                                                ----             ----
                                                                        (In thousands except per share data)
CONSOLIDATED RESULTS OF OPERATIONS:

Interest income                                                            $    22,766       $    10,168
Interest expense                                                                13,330             5,629
                                                                             ---------         ---------
Net interest income                                                              9,436             4,539
Provision for loan losses                                                        1,961             2,572
Noninterest income                                                                 848               488
Noninterest expense                                                              5,888             3,564
                                                                             ---------         ---------
Income (loss) before income tax expense and cumulative
   effect of change in accounting principle                                      2,435           (1,109)
Income tax expense                                                                 292                 0
                                                                             ---------         ---------
Income (loss) before cumulative effect of change in
   accounting principle                                                          2,143           (1,109)
Cumulative effect of change in accounting principle                               (42)                 0
                                                                             ---------         ---------
Net income (loss)                                                                2,101           (1,109)


CONSOLIDATED BALANCE SHEET DATA:

Total assets                                                               $   368,037       $   216,237
Cash and cash equivalents                                                       13,650             6,456
Investment securities                                                           41,957            24,160
Loans, net of deferred loan fees                                               308,006           184,745
Allowance for loan losses                                                        4,620             2,765

Deposits                                                                       294,829           171,998
Securities sold under agreements to repurchase                                  26,607            17,038
Guaranteed preferred beneficial interests in the
   Corporation's subordinated debentures                                        16,000                 0
Shareholders' equity                                                            27,968            26,701


CONSOLIDATED FINANCIAL RATIOS:

Return on average assets                                                         0.71%           (0.86%)
Return on average shareholders' equity                                           7.70%           (6.40%)

Nonperforming loans to loans                                                     0.00%             0.00%
Allowance for loan losses to loans                                               1.50%             1.50%

Tier 1 leverage capital                                                         10.88%            13.83%
Tier 1 leverage risk-based capital                                              10.64%            11.79%
Total risk-based capital                                                        13.67%            13.01%


PER SHARE DATA:

Net Income:
     Basic before cumulative effect of change
         in accounting principle                                           $    0.87           $  (0.58)
     Diluted before cumulative effect of change
         in accounting principle                                                0.86              (0.58)
     Basic                                                                      0.85              (0.58)
     Diluted                                                                    0.84              (0.58)

Book value at end of period                                                    11.31              10.80
Dividends declared                                                                NA                 NA

NA - Not Applicable

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

This Management's Discussion and Analysis should be read in conjunction with the consolidated financial statements contained herein. This discussion provides information about the consolidated financial condition and results of operations of Mercantile Bank Corporation ("Mercantile") and its wholly-owned subsidiaries, Mercantile Bank of West Michigan ("Bank") and MBWM Capital Trust I ("Capital Trust").

Mercantile was incorporated on July 15, 1997 as a bank holding company to establish and own the Bank. In October 1997, in connection with the organization of Mercantile and Bank, Mercantile sold 1,495,000 shares of common stock in an underwritten, initial public offering. Mercantile funded the capital of the Bank and paid certain expenses from the net proceeds of the public offering.

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

Capital Trust, a business trust subsidiary of Mercantile, was incorporated in 1999 for the purpose of issuing 1.6 million shares of 9.60% Cumulative Preferred Securities ("trust preferred securities") at $10.00 per trust preferred security. The proceeds from the September, 1999 sale were used by Capital Trust to purchase an equivalent amount of subordinated debentures of Mercantile. Mercantile, in turn, used a majority of the proceeds from the issuance of the subordinated debentures for a capital injection to the Bank.


FORWARD-LOOKING STATEMENTS

The following discussion contains forward-looking statements that are based on management's beliefs, assumptions, current expectations, estimates and projections about the financial services industry, the economy, and about Mercantile and the Bank. Words such as "anticipates," "believes," "estimates," "expects," "forecasts," "intends," "is likely," "plans," "projects," variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions ("Future Factors") that are difficult to predict with regard to timing, extent, likelihood and degree of occurrence. Therefore, actual results and outcomes may materially differ from what may be expressed or forecasted in such forward-looking statements. Mercantile undertakes no obligation to update, amend, or clarify forward-looking statements, whether as a result of new information, future events (whether anticipated or unanticipated), or otherwise.

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


FINANCIAL CONDITION

Mercantile experienced significant asset growth during 1999. Assets increased from $216.2 million on December 31, 1998 to $368.0 million on December 31, 1999. This represents an increase in total assets of $151.8 million, or 70.2%. The increase in total assets was primarily comprised of a $121.4 million increase in net loans, a $17.8 million increase in investment securities and a $6.5 million increase in Federal funds sold. The increase in assets was primarily funded by a $122.8 million increase in deposits, the issuance of $16 million in trust preferred securities, a $9.6 million increase in securities sold under agreements to repurchase (repurchase agreements), and an increase of $1.3 million in shareholders' equity. While Mercantile expects continued asset growth above the banking industry average, it is anticipated that the growth will occur at a slower rate.

EARNING ASSETS
Average earning assets equaled over 96% of average total assets during 1999. While Mercantile experienced significant asset growth during 1999, the asset structure remained relatively constant. The loan portfolio continued to comprise a majority of earning assets, followed by investments securities, federal funds sold, and short term investments.

Mercantile's loan portfolio, which equaled 86% of average earnings assets during 1999, is primarily comprised of commercial loans. Averaging 91% of average loans and growing by $109.2 million during 1999, the commercial loan portfolio represents loans to business interests generally located within Mercantile's market area. Approximately 70% of the commercial loan portfolio is primarily secured by real estate properties, with the remaining generally secured by other business assets such as accounts receivable, inventory, and equipment. There are no significant industry concentrations within the commercial loan portfolio. The concentration and rapid growth in commercial loans is in keeping with Mercantile's strategy of focusing a substantial amount of its efforts on commercial banking. Business lending is an area of expertise for all of Mercantile's senior management team and commercial lending staff. Residential mortgage and consumer lending, while averaging 9% of average loans during 1999, also experienced excellent growth; however, Mercantile's strategy for growth and profitability is expected to result in the commercial sector of the lending efforts and resultant assets continuing to be the dominant loan portfolio category.

The following table presents the maturity of total loans outstanding, other than residential mortgages and personal loans, as of December 31, 1999, according to scheduled repayments of principal on fixed rate loans and earliest repricing opportunity on variable rate loans.

                                                         0-1              1-5          After 5
                                                        Year             Years          Years             Total
                                                        ----             -----          -----             -----
   Construction and land development
     - fixed rate                                $     4,122,045  $     14,534,391  $   6,011,260  $     24,667,696
   Construction and land development
     - variable rate                                  12,557,151                                         12,557,151
   Real estate - secured by nonfarm
     nonresidential properties - fixed rate            1,345,626       124,985,120      4,527,320       130,858,066
   Real estate - secured by nonfarm
     nonresidential properties - variable rate        29,166,787                                         29,166,787
   Commercial - fixed rate                             1,023,358        34,858,640        851,851        36,733,849
   Commercial - variable rate                         46,655,617           104,261                       46,759,878
                                                 ---------------  ----------------  -------------  ----------------

                                                 $    94,870,584  $    174,482,412  $  11,390,431  $    280,743,427
                                                 ===============  ================  =============  ================

Mercantile's credit policies establish guidelines to manage credit risk and asset quality. These guidelines include loan review and early identification of problem loans to provide effective loan portfolio administration. The credit policies and procedures are meant to minimize the risk and uncertainties inherent in lending. In following these policies and procedures, Mercantile must rely on estimates, appraisals and evaluations of loans and the possibility that changes in these could occur quickly because of changing economic conditions. Identified problem loans, which exhibit characteristics (financial or otherwise) that could cause the loans to become nonperforming or require restructuring in the future, are included on the internal "Watch List." Senior management reviews this list regularly and adjusts for changing conditions.

Reflective of Mercantile's strong credit culture, past due loans and net loan charge-offs are very low and well below banking industry averages. As of December 31, 1999, past due loans equaled only 0.03% of total loans, with no loans past due more than 90 days or in nonaccrual status. Net loan charge-offs during 1999 totaled only 0.04% of average total loans.

In each accounting period, the allowance for loan and lease losses (allowance) is adjusted by management to the amount believed necessary to maintain the allowance at adequate levels. Through its credit department, management attempts to allocate specific portions of the allowance based on specifically identifiable problem loans. Management's evaluation of the allowance is further based on consideration of actual loss experience, the present and prospective financial condition of borrowers, industry concentrations within the portfolio and general economic conditions. Management believes that the present allowance is adequate based on the broad range of considerations listed above.

The following table illustrates the breakdown of the allowance balance to loan type (dollars in thousands).

                                                               1 9 9 9                            1 9 9 8
                                                               -------                            -------

               Balance at End                                    Percent of Loans                    Percent of Loans
                  of Period                                      in each Category                    in each Category
                Applicable to                          Amount     to Total Loans          Amount     to Total Loans
                -------------                          ------     --------------          ------     --------------

     Commercial, financial and agricultural          $   4,306         93.2%            $   2,612         84.3%
     Residential real estate                               239          5.2                   114         14.6
     Installment loans to individuals                       75          1.6                    39          1.1
     Unallocated                                             0          N/A                     0          N/A
                                                     ---------       ------             ---------       ------

                                                     $   4,620        100.0%            $   2,765        100.0%
                                                     =========       ======             =========       ======

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

Although management believes that the allowance is adequate to sustain losses as they arise, there can be no assurance that the Bank will not sustain losses as they arise, and there can be no assurance that the Bank will not sustain losses in any given period which could be substantial in relation to, or greater than, the size of the allowance.

The investment securities portfolio also experienced significant growth during 1999, increasing from $24.2 million on December 31, 1998 to $42.0 million at December 31, 1999. Mercantile maintains the portfolio at levels to provide adequate pledging for the repurchase agreement program and secondary liquidity for Mercantile's daily operations. In addition, the portfolio serves a primary interest rate risk management function. During 1999, the portfolio equaled 11% of average earning assets. At December 31, 1999, the portfolio was comprised of high credit quality U.S. Government Agency issued bonds (33%), U.S. Government Agency issued and guaranteed mortgage-backed securities (46%), municipal general obligation and revenue bonds (19%) and Federal Home Loan Bank stock (2%).

All securities with the exception of tax-exempt municipal bonds have been designated as "available for sale" as defined in Financial Accounting Standards Board Standard No. 115, Accounting for Certain Investments in Debt and Equity Securities (SFAS No. 115). Securities designated as available for sale are stated at fair value, with the unrealized gains and losses, net of income tax, reported as a separate component of shareholders' equity. The fair value of securities designated as available for sale at December 31, 1999 and 1998 was $34.9 million and $24.2 million, respectively. The net unrealized gain/(loss) recorded at December 31, 1999 and 1998, was $(801,568) and $31,836,
respectively. All tax-exempt municipal bonds have been designated as "held to maturity" as defined in SFAS No. 115, and are stated at amortized cost. At December 31, 1999 held to maturity securities had an amortized cost of $7.1 million and a fair value of $7.0 million. There were no securities designated as held to maturity at December 31, 1998.

Federal funds sold, consisting of excess funds sold overnight to correspondent banks, are used to manage daily liquidity needs and interest rate sensitivity. During 1999, the average balance of these funds equaled 3% of average earning asset. This level is well within internal policy guidelines, and is not expected to change significantly in the future.

SOURCE OF FUNDS
Mercantile's major source of funds is from deposits. Total deposits increased from $172.0 million at December 31, 1998, to $294.8 million on December 31, 1999. Although Mercantile has experienced significant success in obtaining deposits from customers located within the market area, the substantial asset growth has necessitated the acquisition of funds from depositors outside of the market area. While Mercantile's business plan anticipated the reliance on out-of-area deposits in the early stages of the Bank's development, Mercantile's longer term strategy for funding the Bank is to increase local deposits and lower its reliance on out-of-area deposits. However, although local deposits have and are expected to increase as new business, governmental and consumer deposit relationships are established and existing customers increase their deposit accounts, the high reliance on out-of-area deposits will likely remain.

Mercantile experienced excellent growth in its non-maturing deposit accounts during 1999. Noninterest-bearing checking accounts, comprised primarily of business loan customers, grew $5.2 million and equaled 7% of average funding sources during 1999. Interest-bearing checking accounts increased $3.2 million, savings accounts increased $10.9 million and money market accounts increased $1.8 million and equaled 3%, 14%, and 2% of average funding sources during 1999, respectively. Business loan customers also comprise the majority of interest-bearing checking, savings and money market deposit types, although to a lower extent than noninterest-bearing checking accounts. Per banking regulations, incorporated businesses may not own interest-bearing checking accounts and transactions from savings and money market accounts are limited. Mercantile anticipates continued growth of its non-maturing deposits as additional business loans are extended.

Certificates of deposit increased by $101.6 million and represented 65% of average funding sources during 1999. At December 31, 1999, this deposit type totaled $218.9 million. Of this amount 13% of the balances were owned by customers from within the market area, primarily individuals and local government municipalities. The remaining certificates of deposit were primarily obtained from depositors outside of the market area and placed by deposit brokers for a fee, but also include certificates of deposit obtained from the deposit owners directly. Out-of-area certificates of deposit are utilized to support the asset growth of Mercantile, and are generally a lower cost source of funds when compared to the interest rates that would have to be offered in the local market to generate a commensurate level of funds. In addition, the overhead costs associated with the out-of-area certificates of deposit are considerably less than the overhead costs that would be incurred to administer a similar level of local deposits. Out-of-area certificates of deposit increased $94.2 million and equaled 50% of average funding sources during 1999.

Repurchase agreements increased $9.7 million and equaled 7% of average funding sources during 1999. Part of Mercantile's sweep account program, collected funds from certain business noninterest-bearing checking accounts are invested into over-night interest-bearing repurchase agreements. The securities collateralizing the repurchase agreement program are recorded as assets of Mercantile. Although not considered deposits, and therefore not afforded Federal Deposit Insurance Corporation insurance, funds generated by this product enable Mercantile to provide the equivalent of an interest-bearing checking account to incorporated businesses that are prohibited by banking regulations from owning such an account. The sweep account program is designed for businesses that maintain relatively large checking account balances.

In September 1999, Mercantile, through its wholly-owned subsidiary Capital Trust, issued 1.6 million shares of trust preferred securities at $10.00 per security. Net proceeds from the sale, after the payment of issuance costs which included brokerage, accounting and attorney fees, were $15.0 million. Substantially all of the net proceeds were ultimately contributed to the Bank to provide support for asset growth, fund investments in loans and securities, and for general corporate purposes. Subject to certain limitations the trust preferred securities are considered a component of capital for purposes of calculating regulatory capital ratios. At December 31, 1999, $9.6 million of the $16.0 million was considered Tier 1 capital of Mercantile, with the remaining included as Tier 2 capital. Under current Federal Reserve regulations the amount of trust preferred securities that can be included in Tier 1 capital of Mercantile is limited to 25% of total Tier 1 capital. The portion includable as Tier 1 capital is expected to gradually increase in future periods as shareholders' equity increases from anticipated net income from operations.

Shareholders' equity increased $1.3 million and equaled 10% of average funding sources during 1999. The increase is directly attributable to net income from operations, which totaled $2.1 million. Shareholders' equity was negatively impacted by an $801,568 mark-to-market adjustment for available for sale securities as defined in SFAS No. 115. This adjustment is due solely to the increase in the interest rate environment during 1999.


RESULTS OF OPERATIONS

SUMMARY
Mercantile recorded a net operating profit during 1999, only its second full year of operations. Net operating income was $2.1 million, or $0.85 per basic share ($0.84 diluted). This earnings performance compares very favorably to the net operating loss of $1.1 million, or $0.58 per basic and diluted share, recorded in 1998. The 1999 net operating income includes a one-time charge of $42,210 ($0.02 per share), reflecting a change in accounting for organization costs. In accordance with previous accounting guidelines, these costs were being amortized over a five-year period; however, as required by AICPA Statement of Position 98-5, the unamortized balance was written off effective January 1, 1999, and is reflected in the Consolidated Financial Statements as a change in accounting principle. The earnings improvement during 1999 over that of 1998 is primarily attributable to increased net interest income and improved operating efficiencies resulting from asset growth, strong credit culture, and controlled overhead expenses. As in 1998, significant loan growth necessitated large provisions to the allowance during 1999, substantially impacting Mercantile's earnings performance. Continued loan growth exceeding the banking average is anticipated.

Although Mercantile's overall earnings performance is expected to improve, a change in federal income tax status will have a substantial impact when comparing the earnings performance recorded in 1999 with future reporting periods. Federal income tax expense for 1999 totaled $292,000, or 12% of pre-tax net operating income. While Mercantile is subject to the statutory federal income tax rate of 34%, use of tax loss carryforwards generated during 1997 and 1998 enabled Mercantile to reduce its federal income tax expense during 1999. The entire tax loss carryforward was utilized during 1999; therefore, Mercantile's federal income tax expense will be at the statutory tax rate in future reporting periods.

The following table shows some of the key performance and equity ratios for the years ended December 31, 1999 and 1998.

                                                      1999              1998
                                                      ----              ----

     Return on average total assets                    0.7%              (.9)%
     Return on average equity                          7.7              (6.4)
     Dividend payout ratio                             N/A                N/A
     Average equity to average assets                  9.2               13.4

NET INTEREST INCOME
Net interest income, the difference between revenue generated from earning assets and the interest cost of funding those assets, is Mercantile's primary source of earnings. Interest income and interest expense totaled $22.7 million and $13.3 million during 1999, respectively, providing for net interest income of $9.4 million. This performance compares very favorably to that of 1998 when interest income and interest expense were $10.1 million and $5.6 million, respectively, providing for net interest income of $4.5 million. The level of net interest income is primarily a function of asset size, as the weighted average interest rate received on earning assets is greater than the weighted average interest cost of funding sources; however, factors such as types of assets and liabilities, interest rate risk, liquidity, and customer behavior also impact net interest income as well as the net interest margin. The net interest margin declined from 3.61% in 1998 to 3.30% in 1999. Although the weighted average cost of interest-bearing liabilities declined at a faster rate than the decline of the yield on interest-earning assets during 1999, the net interest margin declined primarily due to a lower level of interest-free demand deposits and shareholders' equity as a percent of average earning assets, as well as the issuance of trust preferred securities.

The following table depicts the average balance, interest earned and paid, and weighted average rate of Mercantile's assets, liabilities and shareholders' equity during 1999 and 1998. The table also depicts the dollar amount of change in interest income and interest expense of interest-earning assets and interest-bearing liabilities, segregated between change due to volume and change due to rate. For tax-exempt securities interest income and yield have been computed on a tax equivalent basis using a marginal tax rate of 34%.

                                                          Years ended December 31,
                           ---------------------1 9 9 9---------------   --------------------1 9 9 8---------------
                                Average                       Average         Average                      Average
                                Balance        Interest        Rate           Balance       Interest        Rate

Taxable securities         $   30,124,215   $  1,868,779       6.20%     $   15,375,036   $     880,639      5.73%
Tax-exempt securities           1,250,377         84,286       6.74                   0               0      0.00
                           --------------   ------------                 --------------   -------------
   Total securities            31,374,592      1,953,065       6.22          15,375,036         880,639      5.73
Loans                         246,921,414     20,410,153       8.27         105,075,354       9,007,668      8.57
Short term investments            551,221         25,822       4.68             413,469          23,486      5.68
Federal funds sold              8,099,452        405,659       5.01           4,820,456         256,423      5.32
                           --------------   ------------                 --------------   -------------
   Total earning assets       286,946,679     22,794,699       7.94         125,684,315      10,168,216      8.09

Less allowance for loan
  losses                       (3,681,964)                                   (1,590,597)
Cash and due from banks         7,095,802                                     4,228,926
Other non-earning assets        6,099,279                                     2,540,475
                           --------------                                --------------

   Total assets            $  296,459,796                                $  130,863,119
                           ==============                                ==============

Interest-bearing demand
  deposits                 $    8,575,266   $    351,041       4.09%     $    4,025,099   $     170,594      4.24%
Savings deposits               38,885,670      1,870,854       4.81          17,493,517         903,881      5.17
Money market accounts           4,410,553        189,054       4.29           1,170,457          58,321      4.98
Time deposits                 173,158,174      9,628,958       5.56          68,243,140       4,007,992      5.87
                           --------------   ------------                 --------------   -------------
   Total interest-bearing
     deposits                 225,029,663     12,039,907       5.35          90,932,213       5,140,788      5.65
Short term borrowings          20,229,314        835,297       4.13          10,376,227         488,430      4.71
Long term borrowings            4,654,379        455,216       9.78                   0               0      0.00
                           --------------   ------------                 --------------   -------------
   Total interest-bearing
     liabilities              249,913,356     13,330,420       5.33         101,308,440       5,629,218      5.56
                                            ------------                                  -------------

Demand deposits                17,812,031                                    10,782,250
Other liabilities               1,446,423                                       342,510
                           --------------                                --------------
   Total liabilities          269,171,810                                   112,433,200
Average equity                 27,287,986                                    18,429,919
                           --------------                                --------------
   Total liabilities and
     equity                $  296,459,796                                $  130,863,119
                           ==============                                ==============

Net interest income                         $  9,464,279                                  $   4,538,998
                                            ============                                  =============
Rate spread                                                    2.61                                          2.53
Net interest margin                                            3.30                                          3.61


                                                                                  Year ended December 31,
                                                                                      1999 over 1998
                                                                          Total           Volume           Rate
                                                                          -----           ------           ----
Increase (decrease) in interest income
     Taxable securities                                               $    988,140    $    909,383     $     78,757
     Tax exempt securities                                                  84,286          84,286                0
     Loans                                                              11,402,485      11,736,016         (333,531)
     Short term investments                                                  2,336           6,926           (4,590)
     Federal funds sold                                                    149,236         165,035          (15,799)
                                                                      ------------    ------------     ------------
         Net change in tax-equivalent income                            12,626,483      12,901,646         (275,163)

Increase (decrease) in interest expense
     Interest-bearing demand deposits                                      180,447         186,460           (6,013)
     Savings deposits                                                      966,973       1,033,269          (66,296)
     Money market accounts                                                 130,733         139,968           (9,235)
     Time deposits                                                       5,620,966       5,845,057         (224,091)
     Short term borrowings                                                 346,867         413,370          (66,503)
     Long term borrowings                                                  455,216         455,216                0
                                                                      ------------    ------------     ------------
         Net change in interest expense                                  7,701,202       8,073,340         (372,138)
                                                                      ------------    ------------     ------------

              Net change in tax-equivalent net interest income        $  4,925,281    $  4,828,306     $     96,975
                                                                      ============    ============     ============


Interest income is primarily generated from the loan portfolio, and to a lesser degree from investment securities, Federal funds sold and short term investments. Interest income increased $12.6 million during 1999 from that earned in 1998, totaling $22.8 million in 1999 compared to $10.2 million in the previous year. The yield on average earning assets declined from the 8.09% recorded in 1998 to 7.94% in 1999.

The growth in interest income is primarily attributable to an increase in earning assets. During 1999 earning assets averaged $286.9 million, a level substantially higher than the average earning assets of $125.7 million during 1998. Growth in average total loans, totaling $141.8 million, comprised 88% of the increase in average earnings assets between 1999 and 1998. The loan growth during 1999 equated to an increase in interest income of $11.4 million, although the increase in interest income was partially offset by a decline in the loan portfolio yield from 8.57% in 1998 to 8.27% in 1999, or $0.3 million. The decline in the loan portfolio yield is primarily due to the overall decline of market interest rates during the latter part of 1998 and early part of 1999.

Growth in the investment securities portfolio and a larger Federal funds sold position also added to the increase in interest income during 1999 over that of 1998. Average investment securities increased by $16.0 million in 1999, increasing from $15.4 million in 1998 to $31.4 million in 1999. This growth equated to an increase in interest income of $1.1 million. A higher investment securities portfolio yield during 1999 also increased interest income. Average Federal funds sold increased from $4.8 million in 1998 to $8.1 million in 1999 that, after accounting for a decline in the yield, added approximately $150,000 to interest income.

Interest expense is primarily generated from interest-bearing deposits, and to a lesser degree repurchase agreements and trust preferred securities. Interest expense increased $7.7 million during 1999 from that paid in 1998, totaling $13.3 million in 1999 compared to $5.6 million in the previous year. The cost of average interest-bearing liabilities declined from the 5.56% recorded in 1998 to 5.33% in 1999.

The growth in interest expense is primarily attributable to an increase in interest-bearing liabilities. During 1999 interest-bearing liabilities averaged $249.9 million, a level substantially higher than the average interest-bearing liabilities of $101.3 million during 1998. Growth in average certificates of deposit, totaling $104.9 million, comprised 71% of the increase in average interest-bearing liabilities between 1999 and 1998. The certificate of deposit growth during 1999 equated to an increase in interest expense of $5.6 million, although the increase in interest expense was partially offset by a decline in the average rate from 5.87% in 1998 to 5.56% in 1999, or $0.2 million. The decline in the average rate of certificates of deposit is primarily due to the aforementioned overall decline of market interest rates during the latter part of 1998 and early part of 1999.

Growth in savings deposits and repurchase agreements also added to the increase in interest expense during 1999 over that of 1998. Average savings deposits increased significantly during 1999, growing from $17.5 million in 1998 to $38.9 million in 1999. The growth equated to an increase in interest expense of $1.0 million, although the increase in interest expense was partially offset by a decline in the average rate from 5.17% in 1998 to 4.81% in 1999, or approximately $66,000. Average repurchase agreements increased from $10.4 million in 1998 to $20.2 million in 1999 that, after accounting for a decline in the average rate, added approximately $300,000 to interest expense. Increases in average interest-bearing checking accounts and money market accounts of $4.6 million and $3.2 million, respectively, also partially offset with a decline in the average rate, added approximately $300,000 in aggregate to interest expense.

The September 1999 issuance of $16 million trust preferred securities had a sizeable impact on interest expense. With an average annualized balance of $4.7 million, trust preferred securities added approximately $500,000 to interest expense in just the three and one-half months outstanding. At an effective rate of 9.78% when taking into account the amortization of brokerage fees, it is anticipated that the trust preferred securities will have a much larger impact on Mercantile's earnings performance in future periods, although the effect is expected to decline over time as assets increase and the trust preferred securities decline as a percent of average earning assets.

PROVISION FOR LOAN LOSSES
Reflecting continued significant loan growth the provision for loan losses totaled approximately $2.0 million during 1999, compared to the $2.6 million expensed during 1998. The allowance for loan losses as a percentage of total loans outstanding as of December 31, 1999 was 1.5%, which also represents the average ratio for 1999 and 1998. Net loan charge-offs during 1999 approximated $106,000, or only 0.04% of average total loans. There were no loan charge-offs during 1998. Mercantile maintains the allowance for loan losses at a level management feels is adequate to absorb losses inherent in the loan portfolio. The evaluation is based upon a continuous review of Mercantile's and banking industry's historical loan loss experience, known and inherent risks contained in the loan portfolio, composition and growth of the loan portfolio, current and projected economic conditions and other factors.

NONINTEREST INCOME
Other income totaled $848,000 in 1999, a significant increase over the $488,000 earned in 1998. Deposit and repurchase agreement service charges in 1999 totaled $202,000, an increase of approximately $120,000 from the amount earned in 1998. The increase is primarily due to the growth in the number of deposit accounts. Reflecting additional letter of credit issuances, letter of credit commitment fees increased to $268,000 in 1999, an increase of approximately $109,000 from the fees earned in 1998. Credit card and debit card interchange income, reflecting increased issuance and usage, increased $69,000 during 1999, totaling $98,000 for the year. Fees earned on referring residential mortgage loan applicants to various third parties totaled $208,000 in 1999, a level very similar to the $210,000 earned in 1998.

NONINTEREST EXPENSE
Noninterest expense during 1999 totaled $5.9 million, a significant increase over the $3.6 million expensed in 1998. An increase in all major overhead cost categories, including salaries and benefits, occupancy, and furniture and equipment, was recorded. The increases primarily result from the hiring of additional staff and the construction of a new combined branch and operations center. All other noninterest costs also increased, reflecting additional expenses required to administer the significantly increased loan and deposit base.

Monitoring and controlling overhead expenses, while at the same time providing high quality of service to customers, is of utmost importance to Mercantile. While the dollar volume of noninterest costs have increased, as a percent of average assets the level has substantially declined as a result of Mercantile's growth and realized operating efficiencies. During 1999 noninterest costs were 2.1% of average assets, a significant decline from the 2.8% level in 1998. The efficiency ratio, a banking industry standardized calculation that attempts to reflect the utilization of overhead costs, also declined significantly during 1999. Computed by dividing noninterest expenses by net interest income plus noninterest income, the efficiency ratio was 57.3% in 1999. This level compares very favorably to 70.9% recorded in 1998, and reflects the improved efficiencies resulting from increased asset growth and controlled costs. In addition, Mercantile's lending philosophy of concentrating on commercial lending results in higher average loan balances compared to residential mortgage or consumer loans, which provides for a greater volume of loans with fewer people, thereby improving its efficiency. This point is demonstrated by Mercantile's total assets per employee ratio, which as of December 31, 1999 was approximately $6.3 million. This level compares very favorably to the $3.4 million level of banks of similar asset size.

FEDERAL INCOME TAX EXPENSE
Federal income tax expense was $292,000 in 1999, or 12% of pre-tax net operating income. Although Mercantile is subject to the statutory federal income tax rate of 34%, use of tax loss carryforwards generated during 1997 and 1998 resulting from recorded net operating losses, enabled Mercantile to reduce its federal income tax expense during 1999. The entire tax loss carryforward was utilized during 1999; therefore, Mercantile's federal income tax expense will be at the statutory tax rate in future reporting periods. Because of the aforementioned net loss from operations recorded by Mercantile in 1998, no provisions to federal income tax expense were necessary during 1998.


CAPITAL RESOURCES

Shareholders' equity is a noninterest-bearing source of funds that provides support for asset growth. Shareholders' equity was $28.0 million and $26.7 million at December 31, 1999 and 1998, respectively. The increase during 1999 is directly attributable to net income from operations, which totaled $2.1 million. Shareholders' equity was negatively impacted by a $0.8 million mark-to-market adjustment for available for sale securities as defined in SFAS No. 115. The adjustment is due solely to the increase in the interest rate environment in 1999.

In September 1999 Mercantile, through its wholly-owned business trust subsidiary Capital Trust, issued 1.6 million trust preferred securities at $10.00 per security. Net proceeds from the sale, after the payment of underwriting costs, were $15.0 million. Substantially all of the net proceeds were ultimately contributed to the Bank and were used to support anticipated growth in assets, fund investments in loans and securities, and for general corporate purposes. Subject to certain limitations the trust preferred securities are considered a component of capital for purposes of calculating regulatory capital ratios. At December 31, 1999, $9.6 million of the $16.0 million was considered Tier 1 capital of Mercantile, with the remaining amount included as Tier 2 capital. The amount includable as Tier 1 capital is expected to gradually increase in future periods as shareholders' equity increases from anticipated net income from operations.

Mercantile and the Bank are subject to regulatory capital requirements administered by the State of Michigan and federal banking agencies. Failure to meet the various capital requirements can initiate regulatory action that could have a direct material effect on the financial statements. Since the Bank began operations, both Mercantile and the Bank have been categorized as "Well Capitalized," the highest classification contained within the banking regulations. The capital ratios of Mercantile and the Bank as of December 31, 1999 and 1998 are disclosed under Note 15 of the Notes to Consolidated Financial Statements.

The ability of Mercantile to pay cash and stock dividends is subject to limitations under various laws and regulations and to prudent and sound banking practices. No cash or stock dividends were paid in 1999 or 1998.

LIQUIDITY

Liquidity is measured by Mercantile's ability to raise funds through deposits, borrowed funds, capital or cash flow from the repayment of loans and investment securities. These funds are used to meet deposit withdrawals, maintain reserve requirements, fund loans and operate Mercantile. Liquidity is primarily achieved through the growth of deposits (both local and out-of-area) and liquid assets such as securities available for sale, matured securities, and Federal funds sold. Asset and liability management is the process of managing the balance sheet to achieve a mix of earning assets and liabilities that maximizes profitability, while providing adequate liquidity.

Mercantile's liquidity strategy is to fund loan growth with deposits and repurchase agreements and to maintain an adequate level of short- and medium-term investments to meet typical daily loan and deposit activity. Although deposit and repurchase agreement growth from depositors located in the market area increased by $28.6 million during 1999, the growth was not sufficient to meet the substantial loan growth of $123.3 million and provide monies for additional investing activities. To assist in providing the additional needed funds Mercantile regularly obtained certificates of deposit from customers outside of the market area and placed by deposit brokers for a fee, but also included certificates of deposit obtained from the deposit owners directly. These funds are generally a lower cost source of funds when compared to the interest rates that would have to be offered in the local market to generate a commensurate level of funds. In addition, the overhead costs associated with the out-of-area certificates of deposit are considerably less than the overhead costs that would be incurred to administer a similar level of local deposits. As of December 31, 1999, out-of-area deposits totaled approximately $191.5 million, or 59.6% of combined deposits and repurchase agreements, an increase from the $97.3 million, or 51.5% of combined deposits and repurchase agreements, as of December 31, 1998. Reliance on out-of-area deposits is expected to be ongoing due to the planned future growth; however, a modest decline in the out-of-area deposit concentration level is expected as new business and retail relationships continue to be established and as existing customers increase their fund balances.

Mercantile has the ability to borrow money on a daily basis through correspondent banks via established federal funds purchased lines; however, this is viewed as only a secondary and temporary source of funds. The federal funds purchased lines were not utilized at any time during 1999. During 1999, Mercantile's federal funds sold position averaged $8.1 million. In addition, the Bank joined the Federal Home Loan Bank of Indianapolis (FHLBI) during 1999, providing access to the FHLBI's borrowing programs. Based on ownership of FHLBI stock and available collateral at December 31, 1999, the Bank could borrow up to $15.7 million. The Bank has yet to use its established borrowing line at the FHLBI.

In addition to normal loan funding and deposit flow, Mercantile also needs to maintain liquidity to meet the demands of certain unfunded loan commitments and standby letters of credit. As of December 31, 1999, Mercantile had a total of $126.5 million in unfunded loan commitments and $29.0 million in unfunded standby letters of credit. Of the total unfunded loan commitments, $100.1 million were commitments available as lines of credit to be drawn at any time as customers' cash needs vary, and $26.4 million were for loan commitments scheduled to close and become funded within the next three months. Mercantile monitors fluctuations in loan balances and commitment levels, and includes such data in its overall liquidity management.

MARKET RISK ANALYSIS

Mercantile's primary market risk exposure is interest rate risk and, to a lesser extent, liquidity risk. All of Mercantile's transactions are denominated in U.S. dollars with no specific foreign exchange exposure. Mercantile has only limited agricultural-related loan assets and therefore has no significant exposure to changes in commodity prices. Any impact that changes in foreign exchange rates and commodity prices would have on interest rates are assumed to be insignificant. Interest rate risk is the exposure of Mercantile's financial condition to adverse movements in interest rates. Mercantile derives its income primarily from the excess of interest collected on its interest-earning assets over the interest paid on its interest-bearing liabilities. The rates of interest Mercantile earns on its assets and owes on its liabilities generally are established contractually for a period of time. Since market interest rates change over time, Mercantile is exposed to lower profitability if it cannot adapt to interest rate changes. Accepting interest rate risk can be an important source of profitability and shareholder value; however, excessive levels of interest rate risk could pose a significant threat to Mercantile's earnings and capital base. Accordingly, effective risk management that maintains interest rate risk at prudent levels is essential to Mercantile's safety and soundness.

Evaluating the exposure to changes in interest rates includes assessing both the adequacy of the process used to control interest rate risk and the quantitative level of exposure. Mercantile's interest rate risk management process seeks to ensure that appropriate policies, procedures, management information systems and internal controls are in place to maintain interest rate risk at prudent levels with consistency and continuity. In evaluating the quantitative level of interest rate risk Mercantile assesses the existing and potential future effects of changes in interest rates on its financial condition, including capital adequacy, earnings, liquidity and asset quality.

There are two interest rate risk measurement techniques used by Mercantile. The first, which is commonly referred to as GAP analysis, measures the difference between the dollar amounts of interest-sensitive assets and liabilities that will be refinanced or repriced during a given time period. A significant repricing gap could result in a negative impact to the net interest margin during periods of changing market interest rates. The following table depicts Mercantile's GAP position as of December 31, 1999 (dollars in thousands):

                                             Within        Three to        One to           After
                                              Three         Twelve          Five            Five
                                             Months         Months          Years           Years          Total
                                             ------         ------          -----           -----          -----
Assets:
     Commercial loans                     $    89,553     $     5,318    $   174,482    $    11,390     $   280,743
     Residential real estate loans              5,762           1,224         10,703          4,846          22,535
     Consumer loans                             1,411              28          3,046            243           4,728
     Investment securities (1)                  1,073                         19,648         21,236          41,957
     Federal funds sold                         6,500                                                         6,500
     Short term investments                       580                                                           580
     Allowance for loan losses                                                               (4,620)         (4,620)
     Other assets                                                                            15,614          15,614
                                          -----------     -----------    -----------    -----------     -----------
Total Assets                                  104,879           6,570        207,879         48,709         368,037

Liabilities:
     Interest-bearing checking                 11,040                                                        11,040
     Savings                                   39,737                                                        39,737
     Money market accounts                      5,605                                                         5,605
     Time deposits < $100,000                  30,382          38,785          7,703                         76,870
     Time deposits $100,000 and over           48,762          85,757          7,544                        142,063
     Short term borrowings                     26,607                                                        26,607
     Long term borrowings                          14                                        16,000          16,014
     Noninterest-bearing checking                                                            19,513          19,513
     Other liabilities                                                                        2,620           2,620
                                          -----------     -----------    -----------    -----------     -----------
Total Liabilities                             162,147         124,542         15,247         38,133         340,069

Shareholders' Equity                                                                         27,968          27,968
                                          -----------     -----------    -----------    -----------     -----------
Total Sources of Funds                        162,147         124,542         15,247         66,101         368,037
                                          -----------     -----------    -----------    -----------     -----------

Net asset (liability) GAP                 $   (57,268)    $  (117,972)   $   192,632    $   (17,392)
                                          ===========     ===========    ===========    ===========

Cumulative GAP                            $   (57,268)    $  (175,240)   $    17,392
                                          ===========     ===========    ===========

Percent of cumulative GAP to
  total assets                                    (16)%           (48)%            5%
                                          ===========     ===========    ===========

(1) Mortgage-backed securities are categorized by expected maturities based upon prepayment trends as of December 31, 1999.

The second interest rate risk measurement used is commonly referred to as net interest income simulation analysis. Mercantile believes that this methodology provides a more accurate measurement of interest rate risk than the GAP analysis, and therefore, serves as the primary interest rate risk measurement technique used by Mercantile. The simulation model assesses the direction and magnitude of variations in net interest income resulting from potential changes in market interest rates. Key assumptions in the model include prepayment speeds on various loan and investment assets; cash flows and maturities of interest-sensitive assets and liabilities; and changes in market conditions impacting loan and deposit volume and pricing. These assumptions are inherently uncertain, subject to fluctuation and revision in a dynamic environment; therefore, the model cannot precisely estimate net interest income or exactly predict the impact of higher or lower interest rates on net interest income. Actual results will differ from simulated results due to timing, magnitude, and frequency of interest rate changes and changes in market conditions and Mercantile's strategies, among other factors.

Mercantile conducted multiple simulations as of December 31, 1999, whereby it was assumed that a simultaneous, instant and sustained change in market interest rates occurred. The following table reflects the suggested impact on net interest income over the next twelve months, which are well within the policy parameters established to manage and monitor interest rate risk.

                                                     Dollar Change In               Percent Change In
     Interest Rate Scenario                         Net Interest Income             Net Interest Income
     ----------------------                         -------------------             -------------------

     Interest rates down 200 basis points               $241,884                           2.4%

     Interest rates down 100 basis points                 31,095                           0.3

     No change in interest rates                        (177,112)                         (1.8)

     Interest rates up 100 basis points                 (255,060)                         (2.6)

     Interest rates up 200 basis points                 (331,765)                         (3.4)

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


YEAR 2000

The year 2000 issue that confronted Mercantile and its vendors and customers centered on the potential inability of computer systems and embedded technology to properly recognize dates at the end of and beyond the year 1999. In early 1998 Mercantile established a year 2000 working group consisting of senior officers and other key employees. In accordance with bank regulatory guidelines, throughout 1998 and 1999 this group developed and implemented a comprehensive plan to address the potential impact of the year 2000 problem on Mercantile's information technology and non-information technology systems.

Mercantile completed an inventory, assessment and planning phases for its mission-critical information technology and non-information technology systems, which posed risks to Mercantile's ability to process data for its loans, deposits and general ledger, thereby impacting revenues and operating results. Recognizing that its ability to be year 2000 compliant was also dependent upon the year 2000 efforts of its vendors, Mercantile had requested and received year 2000 readiness information from all significant vendors. In addition, Mercantile utilized letters and questionnaires to assess material loan customers' readiness, and followed-up with phone calls or additional letters when deemed necessary. Finally, the year 2000 working group developed and tested contingency plans to address alternative courses of action in the event that mission-critical systems did not function properly. The total costs associated with Mercantile's year 2000 compliance, primarily personnel expenses, were estimated to aggregate less than $75,000 for 1998 and 1999.

The arrival of year 2000 appears to have caused no major computer-related problems for Mercantile or any of its vendors or customers. All of Mercantile's information technology and non-information technology systems are working properly. Management is not aware of any vendors or customers that have experienced computer-related problems or concerns as the result of the year 2000 problem that have materially and adversely affected Mercantile.

                         REPORT OF INDEPENDENT AUDITORS



Board of Directors and Shareholders
Mercantile Bank Corporation
Grand Rapids, Michigan


We have audited the accompanying consolidated balance sheets of Mercantile Bank Corporation as of December 31, 1999 and 1998 and the related consolidated statements of income, comprehensive income, changes in shareholders' equity and cash flows for the years then ended. These financial statements are the responsibility of Mercantile's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Mercantile Bank Corporation as of December 31, 1999 and 1998, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

As disclosed in Note 1, the Corporation changed its method of accounting for start-up costs in 1999 to comply with new accounting guidance.





                                              /s/ Crowe, Chizek and Company LLP


Grand Rapids, Michigan
January 20, 2000

                           MERCANTILE BANK CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                           December 31, 1999 and 1998

--------------------------------------------------------------------------------

                                                                                        1999              1998
                                                                                        ----              ----
ASSETS
     Cash and due from banks                                                      $     6,570,631    $    5,940,713
     Short term investments                                                               579,725           515,283
     Federal funds sold                                                                 6,500,000                 0
                                                                                  ---------------    --------------
         Total cash and cash equivalents                                               13,650,356         6,455,996

     Securities available for sale                                                     34,115,303        24,160,247
     Securities held to maturity (fair value of $6,982,329
       at December 31, 1999)                                                            7,056,492                 0
     Federal Home Loan Bank stock                                                         784,900                 0

     Total loans                                                                      308,006,476       184,744,602
     Allowance for loan losses                                                         (4,620,469)       (2,765,100)
                                                                                  ----------------   --------------
         Total loans, net                                                             303,386,007       181,979,502

     Premises and equipment - net                                                       3,461,187         1,857,805
     Organizational costs - net                                                                 0            64,210
     Accrued interest receivable                                                        1,842,874         1,147,832
     Other assets                                                                       3,739,969           571,265
                                                                                  ---------------    --------------

         Total assets                                                             $   368,037,088    $  216,236,857
                                                                                  ===============    ==============

LIABILITIES AND SHAREHOLDERS' EQUITY
     Deposits
         Noninterest-bearing                                                      $    19,513,231    $   14,319,290
         Interest-bearing                                                             275,315,741       157,678,729
                                                                                  ---------------    --------------
              Total                                                                   294,828,972       171,998,019

     Securities sold under agreements to repurchase                                    26,607,289        17,037,601
     Other borrowed money                                                                  13,755                 0
     Accrued expenses and other liabilities                                             2,619,203           500,721
                                                                                  ---------------    --------------
         Total liabilities                                                            324,069,219       189,536,341

Guaranteed preferred beneficial interests in the
  Corporation's subordinated debentures                                                16,000,000                 0

Shareholders' equity
     Preferred stock, no par value; 1,000,000 shares
       authorized, none issued
     Common stock, no par value; 9,000,000 shares
       authorized; 2,472,500 shares outstanding at
       December 31, 1999 and 1998                                                      28,181,798        28,181,798
     Retained earnings (deficit)                                                          587,639        (1,513,118)
     Accumulated other comprehensive income                                              (801,568)           31,836
                                                                                  ---------------    --------------
         Total shareholders' equity                                                    27,967,869        26,700,516
                                                                                  ---------------    --------------

              Total liabilities and shareholders' equity                          $   368,037,088    $  216,236,857
                                                                                  ===============    ==============


          See accompanying notes to consolidated financial statements.

                          MERCANTILE BANK CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME
                     Years ended December 31, 1999 and 1998

--------------------------------------------------------------------------------

                                                                                        1999              1998
                                                                                        ----              ----
Interest income
     Loans, including fees                                                        $   20,410,153    $     9,007,668
     Investment securities                                                             1,925,065            880,639
     Federal funds sold                                                                  405,659            256,422
     Short term investments                                                               25,822             23,487
                                                                                  --------------    ---------------
         Total interest income                                                        22,766,699         10,168,216

Interest expense
     Deposits                                                                         12,039,907          5,140,788
     Short term borrowings                                                               835,297            488,430
     Long term borrowings                                                                455,216                  0
                                                                                  --------------    ---------------
         Total interest expense                                                       13,330,420          5,629,218
                                                                                  --------------    ---------------

NET INTEREST INCOME                                                                    9,436,279          4,538,998

Provision for loan losses                                                              1,960,900          2,571,800
                                                                                  --------------    ---------------

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES                                    7,475,379          1,967,198

Noninterest income
     Service charges on accounts                                                         201,796             82,170
     Letter of credit fees                                                               267,753            159,064
     Mortgage loan referral fees                                                         208,042            209,667
     Gain on sale of loans                                                                13,047                  0
     Gain on sale of securities                                                                0                128
     Other income                                                                        156,905             37,149
                                                                                  --------------    ---------------
         Total noninterest income                                                        847,543            488,178

Noninterest expense
     Salaries and benefits                                                             3,256,456          1,891,264
     Occupancy                                                                           412,531            304,231
     Furniture and equipment                                                             350,131            176,756
     Data processing                                                                     335,079            170,990
     Advertising                                                                         157,973            110,431
     Loan processing cost                                                                 63,582            153,835
     Other expense                                                                     1,312,203            756,916
                                                                                  --------------    ---------------
         Total noninterest expenses                                                    5,887,955          3,564,423
                                                                                  --------------    ---------------

INCOME (LOSS) BEFORE FEDERAL INCOME TAX AND CUMULATIVE
  EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE                                             2,434,967         (1,109,047)

Federal income tax expense                                                               292,000                  0
                                                                                  --------------    ---------------

Income (loss) before cumulative effect of change in accounting principle               2,142,967         (1,109,047)

Cumulative effect of change in accounting principle (net of applicable taxes)            (42,210)                 0
                                                                                  --------------    ---------------

NET INCOME (LOSS)                                                                 $    2,100,757    $    (1,109,047)
                                                                                  ==============    ===============

Basic income (loss) per share before cumulative effect of
  change in accounting principle                                                    $   0.87           $  (0.58)
                                                                                    ========           ========

Diluted income (loss) per share before cumulative effect of
  change in accounting principle                                                    $   0.86           $  (0.58)
                                                                                    ========           ========

Basic income (loss) per share                                                       $   0.85           $  (0.58)
                                                                                    ========           ========
Diluted income (loss) per share                                                     $   0.84           $  (0.58)
                                                                                    ========           ========

Average shares outstanding                                                             2,472,500          1,907,658
                                                                                  ==============    ===============


          See accompanying notes to consolidated financial statements.

                           MERCANTILE BANK CORPORATION
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                     Years ended December 31, 1999 and 1998

--------------------------------------------------------------------------------

                                                                                       1999               1998
                                                                                       ----               ----

NET INCOME (LOSS)                                                                 $    2,100,757    $    (1,109,047)

Other comprehensive income (loss):
     Change in net unrealized gain (loss) on securities available
       for sale, net of reclassification and tax effects                                (833,404)            35,467
                                                                                  --------------    ---------------


COMPREHENSIVE INCOME (LOSS)                                                       $    1,267,353    $    (1,073,580)
                                                                                  ==============    ===============








          See accompanying notes to consolidated financial statements.

                          MERCANTILE BANK CORPORATION
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                     Years ended December 31, 1999 and 1998

--------------------------------------------------------------------------------

                                                                                    Accumulated
                                                                     Retained          Other             Total
                                                   Common            Earnings      Comprehensive     Shareholders'
                                                    Stock            (Deficit)        Income            Equity
                                                    -----            ---------        ------            ------

BALANCE, JANUARY 1, 1998                       $    13,880,972    $     (404,071)   $    (3,631)   $     13,473,270

Common stock sale, July 31, 1998                    14,300,826                                           14,300,826

Net income (loss)                                                     (1,109,047)                        (1,109,047)

Change in net unrealized gain (loss)
  on securities available for sale,
  net of tax effect                                                                      35,467              35,467
                                               ---------------    --------------    -----------    ----------------


BALANCES, DECEMBER 31, 1998                         28,181,798        (1,513,118)        31,836          26,700,516

Net income                                                             2,100,757                          2,100,757

Change in net unrealized gain (loss)
  on securities available for sale,
  net of tax effect                                                                    (833,404)           (833,404)
                                               ---------------    --------------    -----------    ----------------


BALANCES, DECEMBER 31, 1999                    $    28,181,798    $      587,639    $  (801,568)   $     27,967,869
                                               ===============    ==============    ===========    ================




          See accompanying notes to consolidated financial statements.

                          MERCANTILE BANK CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                     Years ended December 31, 1999 and 1998

--------------------------------------------------------------------------------



                                                                                     1999                1998
                                                                                     ----                ----
CASH FLOWS FROM OPERATING ACTIVITIES
     Net income (loss)                                                          $     2,100,757    $     (1,109,047)
     Adjustments to reconcile net income (loss)
       to net cash from operating activities
         Depreciation and amortization                                                  538,996             274,364
         Provision for loan losses                                                    1,960,900           2,571,800
         Gain on sale of loans                                                          (13,047)                  0
         Gain on sale of securities                                                           0                (128)
         Net change in
              Accrued interest receivable                                              (695,042)         (1,095,021)
              Other assets                                                           (2,869,730)           (432,695)
              Accrued expenses and other liabilities                                  2,118,482             208,517
                                                                                ---------------    ----------------
                  Net cash from operating activities                                  3,141,316             417,790

CASH FLOWS FROM INVESTING ACTIVITIES
     Loan originations and payments, net                                           (123,354,358)       (171,857,839)
     Purchase of:
         Securities available for sale                                              (17,765,304)        (28,320,575)
         Securities held to maturity                                                 (7,056,858)                  0
         Federal Home Loan Bank stock                                                  (784,900)                  0
         Premises and equipment                                                      (1,926,748)         (1,082,815)
     Proceeds from:
         Sales of available for sale securities                                               0           1,000,313
         Maturities and repayments of available for sale securities                   6,526,816           6,203,087
                                                                                ---------------    ----------------
              Net cash from investing activities                                   (144,361,352)       (194,057,829)

CASH FLOWS FROM FINANCING ACTIVITIES
     Net increase in deposits                                                       122,830,953         162,309,755
     Proceeds from the sale of trust preferred securities                            16,000,000                   0
     Net proceeds from sale of common stock                                                   0          14,300,826
     Net increase in other borrowed money                                                13,755                   0
     Net increase in securities sold under agreements to repurchase                   9,569,688          16,382,154
                                                                                ---------------    ----------------
         Net cash from financing activities                                         148,414,396         192,992,735
                                                                                ---------------    ----------------

Net change in cash and cash equivalents                                               7,194,360            (647,304)

Cash and cash equivalents at beginning of period                                      6,455,996           7,103,300
                                                                                ---------------    ----------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                      $    13,650,356    $      6,455,996
                                                                                ===============    ================

Supplemental disclosures of cash flow information
     Cash paid during the year for
         Interest                                                               $    11,796,860    $      5,237,768
         Federal income tax                                                           1,620,773             165,000







          See accompanying notes to consolidated financial statements.

                           MERCANTILE BANK CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 1999 and 1998

--------------------------------------------------------------------------------


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation: The consolidated financial statements include the accounts of Mercantile Bank Corporation and its wholly-owned subsidiaries, Mercantile Bank of West Michigan and MBWM Capital Trust I, after elimination of significant intercompany transactions and accounts.

Nature of Operations: Mercantile Bank Corporation ("Mercantile") was incorporated on July 15, 1997 to establish and own Mercantile Bank of West Michigan (Bank) based in Grand Rapids, Michigan. The Bank is a community-based financial institution. The Bank began operations on December 15, 1997, after several months of work by incorporators and employees in preparing applications with the various regulatory agencies and obtaining insurance and building space. The Bank's primary deposit products are checking, savings, and term certificate accounts, and its primary lending products are commercial, residential mortgage, and installment loans. Substantially all loans are secured by specific items of collateral including business assets, consumer assets and real estate. Commercial loans are expected to be repaid from cash flow from operations of businesses. Real estate loans are secured by both residential and commercial real estate. The Bank's loan accounts are primarily with customers located in western Michigan, within Kent County. The Bank's retail deposits are also to customers located in western Michigan. As an alternative source of funds, the Bank has also issued certificates to depositors outside of the Bank's primary market area.

Mercantile Capital Trust I was formed in September 1999. All of the common securities of this special purpose trust are owned by the Corporation. The Trust exists solely to issue capital securities. For financial reporting purposes, the Trust is reported as a subsidiary and is consolidated into the financial statements of Mercantile Bank Corporation. The capital securities are presented as a separate line item on the consolidated balance sheet as guaranteed preferred beneficial interests in the Corporation's subordinated debentures.

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

Securities: Securities classified as held to maturity are carried at amortized cost when management has the positive intent and ability to hold them to maturity. Securities available for sale consist of those securities which might be sold prior to maturity due to changes in interest rates, prepayment risks, yield and availability of alternative investments, liquidity needs or other factors. Securities classified as available for sale are reported at their fair value and the related unrealized holding gain or loss is reported, net of related income tax effects, as a separate component of shareholders' equity, until realized. Other securities such as Federal Home Loan Bank stock are carried at cost.

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


--------------------------------------------------------------------------------
                                   (Continued)

                        MERCANTILE BANK CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 1999 and 1998

--------------------------------------------------------------------------------


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Cumulative Effect of Change in Accounting Principle: In 1998, the Accounting Standards Executive Committee (AcSEC) of the American Institute of Certified Public Accountants promulgated Statement of Position (SOP) 98-5. This SOP provides guidance on the financial reporting of start-up costs and organization costs. It requires cost of start-up activities and organization costs to be expensed as incurred. Initial application of this SOP should be reported as a cumulative effect of a change in accounting principle. Mercantile elected to adopt the provisions of SOP 98-5 on January 1, 1999. Included in the December 31, 1999 Consolidated Statement of Income is a charge to operations of $42,210 reported as a cumulative effect of change in accounting principle.

Long-term Assets: Premises and equipment and other long-term assets are reviewed for impairment when events indicate their carrying amount may not be recoverable from future undiscounted cash flows. If impaired, the assets are recorded at discounted amounts. Issuance costs of trust preferred securities are amortized over the term of the securities.

Repurchase Agreements: Substantially all repurchase agreement liabilities represent amounts advanced by various customers. Securities are pledged to cover these liabilities, which are not covered by federal deposit insurance.

Stock Options: No expense for stock options is recorded, as the grant price equals the market price of the stock at grant date. Pro-forma disclosures show the effect on income and earnings per share had the options' fair value been recorded using an option pricing model. The pro-forma effect is expected to increase in the future as more options are granted.

Income Taxes: Income tax expense is the sum of the current year income tax due or refundable and the change in deferred tax assets and liabilities. Deferred tax assets and liabilities are the expected future tax consequences of temporary differences between the carrying amounts and tax bases of assets and liabilities, computed using enacted tax rates. A valuation allowance, if needed, reduces deferred tax assets to the amount expected to be realized.






                                   (Continued)

                        MERCANTILE BANK CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 1999 and 1998

--------------------------------------------------------------------------------


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Dividend Restriction: Mercantile and the Bank are subject to banking regulations which require the maintenance of certain capital levels and positive retained earnings, which will prevent payment of dividends until positive retained earnings are achieved and may limit the amount of dividends thereafter.

Earnings (Loss) Per Share: Basic earnings (loss) per share is based on weighted average common shares outstanding during the period. Diluted earnings (loss) per share includes the dilutive effect of additional potential common shares issuable under stock options.

Comprehensive Income: Comprehensive income consists of net income and other comprehensive income. Other comprehensive income includes unrealized gains and losses on securities available for sale which are also recognized as separate components of equity.

New Accounting Pronouncements: Beginning January 1, 2001, a new accounting standard will require all derivatives to be recorded at fair value. Unless designated as hedges, changes in these fair values will be recorded in the income statement. Fair value changes involving hedges will generally be recorded by offsetting gains and losses on the hedge and on the hedged item, even if the fair value of the hedged item is not otherwise recorded. This is not expected to have a material effect but the effect will depend on derivative holdings when this standard applies.

Reclassifications: Some items in the prior year financial statements were reclassified to conform to the current presentation.


NOTE 2 - INVESTMENT SECURITIES

The amortized cost and fair values of investment securities at year-end were as follows:

                                                                       Gross           Gross
                                                  Amortized         Unrealized      Unrealized           Fair
                                                    Cost               Gains          Losses            Values
                                                    ----               -----          ------            ------
AVAILABLE FOR SALE

1999
----
     U.S. Government agency
       debt obligations                        $    14,071,776    $          0     $    408,337    $     13,663,439
     Mortgage-backed securities                     20,258,091               0          796,283          19,461,808
     Municipal revenue bonds                         1,000,000               0            9,944             990,056
                                               ---------------    ------------     ------------    ----------------

       Totals                                  $    35,329,867    $          0     $  1,214,564    $     34,115,303
                                               ===============    ============     ============    ================




--------------------------------------------------------------------------------
                                   (Continued)

                          MERCANTILE BANK CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 1999 and 1998

--------------------------------------------------------------------------------

NOTE 2 - INVESTMENT SECURITIES (Continued)

                                                                       Gross           Gross
                                                  Amortized         Unrealized      Unrealized           Fair
                                                    Cost               Gains          Losses            Values
                                                    ----               -----          ------            ------
1998
----
     U.S. Treasury securities                  $     4,506,744    $     16,376     $          0    $      4,523,120
     U.S. Government agency
       debt obligations                             12,015,020          45,207           29,437          12,030,790
     Mortgage-backed securities                      7,590,648          21,104            5,415           7,606,337
                                               ---------------    ------------     ------------    ----------------

       Totals                                  $    24,112,412    $     82,687     $     34,852    $     24,160,247
                                               ===============    ============     ============    ================

HELD TO MATURITY

1999
----
     Municipal general obligation bonds        $     6,433,594    $          0     $     51,132    $      6,382,462
     Municipal revenue bonds                           622,898               0           23,031             599,867
                                               ---------------    ------------     ------------    ----------------

       Totals                                  $     7,056,492    $          0     $     74,163    $      6,982,329
                                               ===============    ============     ============    ================

The amortized cost and fair values of debt investment securities at year-end 1999, by contractual maturity, are shown below. The contractual maturity is utilized below for U.S. Government agency debt obligations and municipal bonds. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity date, mortgage backed securities, are shown separately.

                                             Held-to-maturity                    Available for sale
                                             ----------------                    ------------------
                               Weighted                                     Weighted
                                Average     Amortized           Fair         Average    Amortized         Fair
                                 Yield        Cost              Value         Yield       Cost            Value
                                 -----        ----              -----         -----       ----            -----
    Due in one year or less             $            0     $            0    5.85%   $   3,074,574   $    3,032,669
    Due from one to five years  6.94%          509,003            502,411    6.11       11,004,285       10,699,736
    Due from five to ten years  7.83         5,230,410          5,177,945    6.23          992,917          921,090
    Due after ten years         8.35         1,317,079          1,301,973                        0                0
    Mortgage-backed                                  0                  0    6.41       20,258,091       19,461,808
                                        --------------     --------------            -------------   --------------

       Total                            $    7,056,492     $    6,982,329            $  35,329,867   $   34,115,303
                                        ==============     ==============            =============   ==============

There were no sales of securities in 1999. The sale of an investment security during 1998 resulted in a realized gain of $128.

The carrying value of investment securities that are pledged to secure securities sold under agreements to repurchase and other deposits was $28,733,258 and $24,160,247 at December 31, 1999 and 1998, respectively.






--------------------------------------------------------------------------------
                                   (Continued)

                          MERCANTILE BANK CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 1999 and 1998

--------------------------------------------------------------------------------


NOTE 3 - LOANS AND ALLOWANCE FOR LOAN LOSSES

Year-end loans are as follows:

                                                                                                         Percent
                                          December 31, 1999              December 31, 1998             Increase/
                                          Balance            %            Balance           %          (Decrease)
                                          -------            -            -------           -          ----------
     Real Estate:
       Construction and land
         development                  $    37,224,847       12.1%    $    13,656,284        7.4%           172.6%
       Secured by 1 - 4
         family properties                 22,535,386        7.3          10,655,703        5.8            111.5
       Secured by multi-
         family properties                  2,326,684        0.8           2,520,747        1.4             (7.7)
       Secured by nonfarm
         nonresidential properties        157,686,466       51.2         100,742,487       54.5             56.5
     Commercial                            83,908,726       27.2          55,071,347       29.8             52.4
     Consumer                               4,324,367        1.4           2,098,034        1.1            106.1
                                      ---------------     ------     ---------------    -------         --------

       Total Loans                    $   308,006,476      100.0%    $   184,744,602      100.0%            66.7%
                                      ===============     ======     ===============    =======         ========

Activity in the allowance for loan losses is as follows:
                                                                                       1999               1998
                                                                                       ----               ----

     Beginning balance                                                          $     2,765,100    $        193,300
     Charge-Offs                                                                       (108,531)                  0
     Recoveries                                                                           3,000                   0
     Provision charged to operating expense                                           1,960,900           2,571,800
                                                                                ---------------    ----------------

         Ending balance                                                         $     4,620,469    $      2,765,100
                                                                                ===============    ================

There were no loans classified as impaired or nonperforming at December 31, 1999 or 1998. The average impaired loans during 1999 were $24,347. No interest income was recognized during impairment.

Concentrations within the loan portfolio were as follows at year-end 1999:

                                                                                                    Percentage of
                                                                                     Balance       Loan Portfolio
                                                                                     -------       --------------

     Commercial real estate loans to lessors of real property                   $    31,431,045         10.2%
     Commercial loans to holding and other investment offices                        42,606,665         13.8
     Commercial real estate loans to operators of non-residential
       buildings                                                                     41,039,899         13.3





--------------------------------------------------------------------------------
                                   (Continued)

                        MERCANTILE BANK CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 1999 and 1998

--------------------------------------------------------------------------------


NOTE 4 - PREMISES AND EQUIPMENT - NET

Year-end premises and equipment are as follows:

                                                                                     1999               1998
                                                                                     ----               ----
     Land and improvements                                                      $       443,408    $        315,020
     Buildings and leasehold improvements                                             2,111,049             759,942
     Construction in process                                                                  0             100,638
     Furniture and equipment                                                          1,417,086             869,195
                                                                                ---------------    ----------------
                                                                                      3,971,543           2,044,795
     Less:  accumulated depreciation                                                    510,356             186,990
                                                                                ---------------    ----------------

                                                                                $     3,461,187    $      1,857,805
                                                                                ===============    ================

NOTE 5 - DEPOSITS

Deposits at year-end are summarized as follows:

                                                                                                     Percent
                                       December 31, 1999               December 31, 1998             Increase/
                                       Balance            %            Balance           %          (Decrease)
                                       -------            -            -------           -          ----------
     Noninterest-bearing
        demand                   $     19,513,231         6.6%   $     14,319,290        8.3%             36.3%
     Interest-bearing
        checking                       11,040,426         3.7           7,765,703        4.5              42.2
     Money market                       5,604,816         1.9           3,822,019        2.2              46.6
     Savings                           39,737,096        13.5          28,796,603       16.8              38.0
     Time, under $100,000               4,873,222         1.7           3,305,504        1.9              47.4
     Time, $100,000 and
        over                           22,573,206         7.7          16,718,705        9.7              35.0
                                 ----------------    --------    ----------------    -------       -----------
                                      103,341,997        35.1          74,727,824       43.4              38.3

     Out-of-area time,
        under $100,000                 71,997,053        24.4          77,847,412       45.3              (7.5)
     Out-of-area time,
        $100,000 and over             119,489,922        40.5          19,422,783       11.3             515.2
                                 ----------------    --------    ----------------    -------       -----------
                                      191,486,975        64.9          97,270,195       56.6              96.9
                                 ----------------    --------    ----------------    -------       -----------

         Total Deposits          $    294,828,972       100.0%   $    171,998,019      100.0%             71.4%
                                 ================    ========    ================    =======       ===========

Out-of-area certificates of deposit consist of certificates obtained from depositors outside of the primary market area. As of December 31, 1999, out-of-area certificates of deposit totaling $177,796,688 were obtained through deposit brokers, with the remaining $13,690,287 obtained directly from the depositors.










--------------------------------------------------------------------------------
                                   (Continued)

                        MERCANTILE BANK CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 1999 and 1998

--------------------------------------------------------------------------------

NOTE 5 - DEPOSITS (Continued)

The following table depicts the maturity distribution for certificates of deposit at year-end.

                                                                                       1999               1998
                                                                                       ----               ----
                  In one year                                                     $  203,685,797    $    89,659,963
                  In two years                                                        13,534,313         22,049,689
                  In three years                                                         623,293          4,194,752
                  In four years                                                        1,090,000          1,390,000
                  In five years                                                                0                  0
                                                                                  --------------    ---------------

                                                                                  $  218,933,403    $   117,294,404
                                                                                  ==============    ===============


NOTE 6 - SHORT-TERM BORROWINGS

Information relating to short-term borrowings, comprised entirely of securities sold under agreements to repurchase, at December 31 is summarized below:

                                                                                       1999               1998
                                                                                       ----               ----

     Outstanding balance at yearend                                               $   26,607,289    $    17,037,601
     Average interest rate at yearend                                                       4.22%              4.20%
     Average balance during the year                                                  20,229,314         10,305,728
     Average interest rate during the year                                                  4.13%              4.72%
     Maximum month end balance during the year                                        26,607,289         18,498,833

Securities sold under agreements to repurchase (repurchase agreements) generally have original maturities of less than one year. Repurchase agreements are treated as financings and the obligations to repurchase securities sold are reflected as liabilities. Securities involved with the repurchase agreements are recorded as assets of the Bank and are primarily held in safekeeping by correspondent banks. Repurchase agreements are offered principally to certain large deposit customers as uninsured deposit equivalent investments.













                                   (Continued)

                        MERCANTILE BANK CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 1999 and 1998

--------------------------------------------------------------------------------


NOTE 7 - FEDERAL INCOME TAXES

The consolidated provision for income taxes is as follows:

                                                                                       1999               1998
                                                                                       ----               ----
     Current                                                                      $    1,820,858    $       399,852
     Deferred benefit                                                                   (636,480)        (1,147,247)
     Change in valuation allowance                                                      (892,378)           747,395
                                                                                  --------------    ---------------

         Tax expense                                                              $      292,000    $             0
                                                                                  ==============    ===============

The recorded consolidated income tax provision in both 1999 and 1998 differs from that computed by multiplying pre-tax income by the statutory federal income tax rates due to the valuation allowance, tax-exempt interest income and nondeductible expenses.

The net deferred tax asset recorded includes the following amounts of deferred tax assets and liabilities as of December 31, 1999 and 1998:

                                                                                       1999               1998
                                                                                       ----               ----
     Deferred tax assets
         Provision for loan losses                                                $    1,392,691    $       787,422
         Start-up/pre-opening expenses                                                    73,973             76,713
         Deferred loan fees                                                               92,822             52,273
         Depreciation                                                                          0              8,146
         Unrealized loss on securities available for sale                                412,953                  0
         Deferred compensation                                                             4,677                  0
         Miscellaneous accruals                                                            5,500                  0
                                                                                  --------------    ---------------
                                                                                       1,982,616            924,554
     Deferred tax liabilities
         Unrealized gain on securities available for sale                                      0             16,400
         Miscellaneous expenses                                                                0             13,600
         Accretion                                                                         2,659              2,176
         Depreciation                                                                     21,746                  0
                                                                                  --------------    ---------------
                                                                                          24,405             32,176

     Net deferred tax asset before valuation allowance                                 1,958,211            892,378

     Valuation allowance                                                                       0           (892,378)
                                                                                  --------------    ---------------

     Net deferred tax asset after valuation allowance                             $    1,958,211    $             0
                                                                                  ==============    ===============

A valuation allowance related to deferred tax assets is required when it is considered more likely than not that all or part of the benefits related to such assets will not be realized. Management has determined that no valuation allowance is required for 1999 and that a valuation allowance of $892,378 was required for 1998.










                                  (Continued)

                          MERCANTILE BANK CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 1999 and 1998

-------------------------------------------------------------------------------


NOTE 8 - STOCK OPTION PLAN

                                                                                 1999               1998
                                                                                 ----               ----
Stock options outstanding
    Beginning                                                                    121,750             77,750
    Granted                                                                            0             44,000
                                                                              ----------      -------------

         Ending                                                                  121,750            121,750
                                                                              ==========      =============

    Options exercisable at year-end                                               76,416             50,166
                                                                              ----------      -------------

    Minimum exercise price                                                    $    10.00      $       10.00
    Maximum exercise price                                                         13.63              13.63
    Average exercise price                                                         11.50              11.50
    Average remaining option term                                              8.0 Years          9.0 Years

Estimated fair value of stock options granted:                                                      172,510
    Assumptions used:
         Risk-free interest rate                                                                       4.56
         Expected option life                                                                       7 years
         Expected stock volatility                                                                      11%
         Expected dividends                                                                              0%

Pro-forma income (loss), assuming SFAS 123 fair value method was used for stock options:

    Income (loss) before cumulative effect of change in
      accounting principle                                                    $2,065,991      $  (1,299,991)
    Basic income (loss) per share before cumulative effect of
      change in accounting principle                                                0.84              (0.68)
    Diluted income (loss) per share before cumulative effect of
      change in accounting principle                                                0.83              (0.68)

    Net income (loss)                                                         $2,023,781      $  (1,299,991)
    Basic income (loss) per share                                                   0.82              (0.68)
    Diluted income (loss) per share                                                 0.81              (0.68)











                                  (Continued)

                          MERCANTILE BANK CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 1999 and 1998

--------------------------------------------------------------------------------

NOTE 9 - RELATED PARTIES

Certain directors and executive officers of Mercantile, including their immediate families and companies in which they are principal owners, were loan customers of the Bank. At year-end 1999 and 1998, the Bank had approximately $9,046,000 and $12,815,000 in loan commitments to directors and executive officers, of which approximately $5,063,000 and $9,095,000 were outstanding at December 31, 1999 and 1998, respectively, as reflected in the following table.


                                                                                          1999               1998
                                                                                          ----               ----

     Beginning balance                                                            $    9,095,000    $     2,147,000
     New loans                                                                           876,000          7,222,000
     Repayments                                                                       (4,908,000)          (274,000)
                                                                                  --------------    ---------------

         Ending balance                                                           $    5,063,000    $     9,095,000
                                                                                  ==============    ===============



Related party deposits and repurchase agreements totaled approximately $14,800,000 at December 31, 1999 and $7,978,000 at December 31, 1998.


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

Fair value of the Bank's off-balance sheet instruments (commitments to extend credit and standby letters of credit) is based on rates currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties' credit standing. At December 31, 1999 and 1998, the rates on existing off-balance sheet instruments were substantially equivalent to current market rates, considering the underlying credit standing of the counterparties.



                                  (Continued)
                                      F-32

                          MERCANTILE BANK CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 1999 and 1998

-------------------------------------------------------------------------------

NOTE 10 - COMMITMENTS AND OFF-BALANCE-SHEET RISK (Continued)

The Bank's maximum exposure to credit losses for loan commitments and standby letters of credit outstanding at December 31 was as follows:


                                                                                      1999                 1998
                                                                                      ----                 ----

     Commercial unused lines of credit                                       $      87,488,616    $      61,600,909
     Unused lines of credit secured by 1 - 4 family
       residential properties                                                        6,112,897            3,434,290
     Credit card unused lines of credit                                              3,419,628            2,251,329
     Other consumer unused lines of credit                                           3,126,906            1,534,497
     Commitments to make loans                                                      26,395,600           21,751,900
     Standby letters of credit                                                      28,963,217           19,271,848
                                                                             -----------------    -----------------

                                                                             $     155,506,864    $     109,844,773
                                                                             =================    =================

Mercantile was required to have $564,000 and $325,000 of cash on hand or on deposit with the Federal Reserve Bank of Chicago to meet regulatory reserve and clearing requirements at year-end 1999 and 1998. These balances do not earn interest.

The Bank leases the main office facility under an operating lease agreement. Total rental expense for the lease for 1999 and 1998 was $155,889 and $151,349, respectively. Future minimum rentals under this lease as of December 31, 1999 are as follows:




                  2000                                                             $      158,976
                  2001                                                                    158,976
                  2002                                                                    158,976
                  2003                                                                    158,976
                  2004                                                                    158,976
                  Thereafter                                                              423,936
                                                                                   --------------

                                                                                   $    1,218,816
                                                                                   ==============

NOTE 11 - BENEFIT PLANS

Mercantile established a 401(k) benefit plan effective January 1, 1998, covering substantially all of its employees. Mercantile's 1999 and 1998 matching 401(k) contribution charged to expense was $85,080 and $59,705, respectively. The percent of Mercantile's matching contributions to the 401(k) is determined annually by the Board of Directors. During 1998 and 1999 the 401(k) benefit plan allowed employee contributions up to 15% of their compensation, which are matched at 100% of the first 4% of the compensation contributed. Matching contributions are immediately vested.

Mercantile established a deferred compensation plan effective May 1, 1999, in which all persons serving on the Board of Directors during the time the plan is in effect are eligible to participate. Participants may elect to defer annual director fees, with distributions to be paid only upon termination of service as a director. Expense for the plan during 1999 was $625.


                                  (Continued)

                          MERCANTILE BANK CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 1999 and 1998

-------------------------------------------------------------------------------

NOTE 12 - FAIR VALUES OF FINANCIAL INSTRUMENTS

Carrying amount and estimated fair values of financial instruments were as follows at year-end.



                                                            1 9 9 9                            1 9 9 8
                                                            -------                            -------
                                                   Carrying            Fair           Carrying            Fair
                                                    Values            Values           Values            Values
                                                    ------            ------           ------            ------
     Financial assets
         Cash and cash equivalents              $   13,650,356   $    13,650,356   $    6,455,996   $     6,455,996
         Securities available for sale              34,115,303        34,115,303       24,160,247        24,160,247
         Securities held to maturity                 7,056,492         6,982,329                0                 0
         Federal Home Loan Bank stock                  784,900           784,900                0                 0
         Loans, net                                303,386,007       294,581,000      181,979,502       181,963,000
         Accrued interest receivable                 1,842,874         1,842,874        1,147,832         1,147,832

     Financial liabilities
         Deposits                                  294,828,972       295,078,734      171,998,019       173,664,615
         Securities sold under agreements
           to repurchase                            26,607,289        26,607,289       17,037,601        17,037,601
         Accrued interest payable                    1,956,247         1,956,257          422,717           422,717
         Guaranteed preferred beneficial
           interests in the Corporation's
           subordinated debentures                  16,000,000        11,402,303                0                 0


Carrying amount is the estimated fair value for cash and cash equivalents, Federal Home Loan Bank stock, accrued interest receivable and payable, demand deposits, securities sold under agreements to repurchase, and variable rate loans or deposits that reprice frequently and fully. Security fair values are based on market prices or dealer quotes, and if no such information is available, on the rate and term of the security and information about the issuer. For fixed rate loans or deposits and for variable rate loans or deposits with infrequent repricing or repricing limits, fair value is based on discounted cash flows using current market rates applied to the estimated life and credit risk. Fair value of guaranteed preferred beneficial interests in the Corporation's subordinated debentures is based on current rates for similar financing.





                                  (Continued)

                          MERCANTILE BANK CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 1999 and 1998

--------------------------------------------------------------------------------

NOTE 13 - EARNINGS PER SHARE

The factors used in the earnings per share computation follow.



                                                                                     1999               1998
                                                                                     ----               ----
     Basic
           Net income (loss)                                                     $   2,100,757    $   (1,109,047)
                                                                                 =============    ==============

           Weighted average common shares outstanding                                2,472,500         1,907,658
                                                                                 -------------    --------------

         Basic earnings (loss) per common share                                  $       0.85     $        (0.58)
                                                                                 ============     ==============

     Diluted
           Net income (loss)                                                     $   2,100,757    $   (1,109,047)
                                                                                 =============    ==============

           Weighted average common shares outstanding for
             basic earnings per common share                                         2,472,500         1,907,658
           Add:  Dilutive effects of assumed exercises of stock options                 26,311                 0
                                                                                  ------------    --------------

           Average shares and dilutive potential common shares                       2,498,811         1,907,658
                                                                                  ============    ==============

         Diluted earnings (loss) per common share                                 $       0.84    $        (0.58)
                                                                                  ============    ==============


Stock options for 121,750 shares of common stock were not considered in computing diluted earnings per common share for 1998 because they were antidilutive.


NOTE 14 - SALE OF TRUST PREFERRED SECURITIES

MBWM Capital Trust I, a business trust subsidiary of Mercantile, sold 1.6 million Cumulative Preferred Securities ("trust preferred securities") at $10.00 per trust preferred security in a September 1999 offering. The proceeds from the sale of the trust preferred securities were used by MBWM Capital Trust I to purchase an equivalent amount of subordinated debentures from Mercantile. The trust preferred securities carry a fixed rate of 9.60%, have a stated maturity of 30 years, and, in effect, are guaranteed by Mercantile. The securities are redeemable at par after 5 years. Distributions on the trust preferred securities are payable quarterly on January 15, April 15, July 15 and October 15. The first distribution was paid on October 15, 1999. Under certain circumstances, distributions may be deferred for up to 20 calendar quarters. However, during any such deferrals, interest accrues on any unpaid distributions at the rate of 9.60% per annum.


NOTE 15 - SALE OF COMMON STOCK

During 1998 Mercantile completed a secondary stock offering, selling 977,500 shares. Net of issuance expenses the common stock sale raised $14.3 million. Substantially all of the net proceeds were contributed to the Bank, which were used to support the anticipated growth in assets, fund investments in loans and securities, and for general corporate purposes.



                                  (Continued)

                          MERCANTILE BANK CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 1999 and 1998

-------------------------------------------------------------------------------

NOTE 16 - REGULATORY MATTERS

Mercantile and the Bank are subject to regulatory capital requirements administered by federal banking agencies. Capital adequacy guidelines and prompt corrective action regulations involve quantitative measures of assets, liabilities, and certain off-balance-sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators about components, risk weightings, and other factors, and the regulators can lower classifications in certain cases. Failure to meet various capital requirements can initiate regulatory action that could have a direct material effect on the financial statements.

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

At year end, actual capital levels (in thousands) and minimum required levels for Mercantile and the Bank were:



                                                                                             Minimum Required
                                                                                                to be Well
                                                                   Minimum Required          Capitalized Under
                                                                      for Capital            Prompt Corrective
                                               Actual              Adequacy Purposes        Action Regulations
                                               ------              -----------------        ------------------
                                        Amount       Ratio         Amount       Ratio        Amount       Ratio
                                        ------       -----         ------       -----        ------       -----
1999

   Total capital (to risk
     weighted assets)
       Consolidated                   $    49,275    13.7%      $    28,830      8.0%     $    36,038     10.0%
       Bank                                47,402    13.2            28,714      8.0           35,893     10.0
   Tier 1 capital (to risk
     weighted assets)
       Consolidated                        38,359    10.6            14,420      4.0           21,630      6.0
       Bank                                42,914    12.0            14,363      4.0           21,544      6.0
   Tier 1 capital (to average
     assets)
       Consolidated                        38,359    10.9            14,097      4.0           17,621      5.0
       Bank                                42,914    12.2            14,042      4.0           17,554      5.0

1998

   Total capital (to risk
     weighted assets)
       Consolidated                   $    29,434    13.0%      $    18,100      8.0%     $    22,625     10.0%
       Bank                                28,453    12.6            18,093      8.0           22,616     10.0
   Tier 1 capital (to risk
     weighted assets)
       Consolidated                        26,669    11.8             9,050      4.0           13,575      6.0
       Bank                                25,688    11.4             9,047      4.0           13,570      6.0
   Tier 1 capital (to average
     assets)
       Consolidated                        26,669    13.8             7,711      4.0            9,639      5.0
       Bank                                25,688    13.3             7,707      4.0            9,634      5.0




The Bank was categorized as well capitalized at year-end 1999 and 1998.

                                  (Continued)

                          MERCANTILE BANK CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 1999 and 1998

-------------------------------------------------------------------------------

NOTE 16 - REGULATORY MATTERS (Continued)

Federal and state banking laws and regulations place certain restrictions on the amount of dividends the Bank can transfer to Mercantile and on the capital levels that must be maintained. At year-end 1999, under the most restrictive of these regulations, the Bank could distribute approximately $11,509,000 to Mercantile as dividends without prior regulatory approval.

The capital levels as of December 31, 1999 include an adjustment for the 1.6 million trust preferred securities issued by MBWM Capital Trust I in September 1999 subject to certain limitations. Federal Reserve guidelines limit the amount of trust preferred securities which can be included in Tier 1 capital of Mercantile to 25% of total Tier 1 capital. As of December 31, 1999, approximately $9.6 million of the $16.0 million of the trust preferred securities were included as Tier 1 capital of Mercantile with the remaining $6.4 million included as Tier 2 capital, a component of risk-based capital. The trust preferred securities are used to support Mercantile's current capital position allowing for future growth and increased common shareholder value.


NOTE 17 - MERCANTILE BANK CORPORATION (PARENT COMPANY ONLY)
  CONDENSED FINANCIAL STATEMENTS

Following are condensed parent company only financial statements.

                            CONDENSED BALANCE SHEETS


                                                                                         1999                1998
                                                                                         ----                ----
     ASSETS
         Cash and cash equivalents                                              $       671,235    $        910,068
         Investment in subsidiary                                                    42,617,182          25,720,043
         Other assets                                                                 1,533,198              81,905
                                                                                ---------------    ----------------

              Total assets                                                      $    44,821,615    $     26,712,016
                                                                                ===============    ================

     LIABILITIES AND SHAREHOLDERS' EQUITY
         Liabilities                                                            $       358,896    $         11,500
         Guaranteed preferred beneficial interests in the
           Corporation's subordinated debentures                                     16,494,850                   0
         Shareholders' equity                                                        27,967,869          26,700,516
                                                                                ---------------    ----------------

              Total liabilities and shareholders' equity                        $    44,821,615    $     26,712,016
                                                                                ===============    ================







                                  (Continued)

                          MERCANTILE BANK CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 1999 and 1998

-------------------------------------------------------------------------------

NOTE 17 - MERCANTILE BANK CORPORATION (PARENT COMPANY ONLY)
  CONDENSED FINANCIAL STATEMENTS (Continued)

                         CONDENSED STATEMENTS OF INCOME

                                                                                     1999                1998
                                                                                     ----                ----
     Income
         Other                                                                  $       156,510    $         28,868
                                                                                ---------------    ----------------
              Total income                                                              156,510              28,868

     Expenses
         Other operating expenses                                                       841,124             187,797
                                                                                ---------------    ----------------
              Total expenses                                                            841,124             187,797
                                                                                ---------------    ----------------

     Income (loss) before income tax and equity in undistributed
       net income (loss) of subsidiaries                                               (684,614)           (158,929)

     Federal income tax expense                                                        (420,000)                  0

     Equity in undistributed net income (loss) of subsidiary                          2,407,581            (950,118)
                                                                                ---------------    ----------------

     Income (loss) before cumulative effect of change in
       accounting principle                                                           2,142,967          (1,109,047)

     Cumulative effect of change in accounting principle (net of
       applicable taxes                                                                 (42,210)                  0
                                                                                ---------------    ----------------

     Net income (loss)                                                          $     2,100,757    $     (1,109,047)
                                                                                ===============    ================





                                  (Continued)
                                      F-38

                          MERCANTILE BANK CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 1999 and 1998

-------------------------------------------------------------------------------

NOTE 17 - MERCANTILE BANK CORPORATION (PARENT COMPANY ONLY)
  CONDENSED FINANCIAL STATEMENTS (Continued)

                        CONDENSED STATEMENT OF CASH FLOWS

                                                                                     1999                1998
                                                                                     ----                ----
     CASH FLOWS FROM OPERATING ACTIVITIES
         Net income (loss)                                                      $     2,100,757    $     (1,109,047)
         Adjustments to reconcile net income (loss) to net
           cash from operating activities
              Equity in undistributed (income) loss of subsidiary                    (2,407,581)            950,118
              Capital investment into Mercantile Bank of West Michigan              (14,828,112)        (13,771,888)
              Change in other assets                                                 (1,451,293)             44,640
              Change in other liabilities                                               347,396             (41,405)
                                                                                ---------------    ----------------
                  Net cash from operating activities                                (16,238,833)        (13,927,582)

     CASH FLOWS FROM FINANCING ACTIVITIES
         Proceeds from the sale of trust preferred securities and issuance
           of debentures                                                             16,494,850                   0
         Investment in common stock of MBWM Capital Trust I                            (494,850)                  0
         Proceeds from sale of common stock                                                   0          14,300,826
                                                                                ---------------    ----------------
              Net cash from financing activities                                     16,000,000          14,300,826
                                                                                ---------------    ----------------

     Net change in cash and cash equivalents                                           (238,833)            373,244

     Cash and cash equivalents at beginning of period                                   910,068             536,824
                                                                                ---------------    ----------------

     CASH AND CASH EQUIVALENTS AT END OF PERIOD                                 $       671,235    $        910,068
                                                                                ===============    ================






                                  (Continued)

                                   SIGNATURES


         In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 3, 2000.



                               MERCANTILE BANK CORPORATION


                               /s/ Gerald R. Johnson, Jr.
                               --------------------------
                               Gerald R. Johnson, Jr.
                               Chairman of the Board and Chief Executive Officer


         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant, and in the capacities indicated on March 3, 2000.


/s/ Betty S. Burton                                          /s/ Lawrence W. Larsen
-------------------                                          ----------------------
Betty S. Burton, Director                                    Lawrence W. Larsen, Director

/s/ Edward J. Clark                                          /s/ Calvin D. Murdock
-------------------                                          ---------------------
Edward J. Clark, Director                                    Calvin D. Murdock, Director

/s/ Peter A. Cordes                                          /s/ Michael H. Price
-------------------                                          --------------------
Peter A. Cordes, Director                                    Michael H. Price, President and Chief Operating Officer

/s/ C. John Gill                                             /s/ Dale J. Visser
----------------                                             ------------------
C. John Gill, Director                                       Dale J. Visser, Director

/s/ David M. Hecht                                           /s/ Donald Williams, Sr.
------------------                                           ------------------------
David M. Hecht, Director                                     Donald Williams, Sr., Director

/s/ Gerald R. Johnson, Jr.                                   /s/ Robert M. Wynalda
--------------------------                                   ---------------------
Gerald R. Johnson, Jr., Chairman of the Board and            Robert M. Wynalda, Director
  Chief Executive Officer (principal executive officer)

/s/ Susan K. Jones                                           /s/ Charles E. Christmas
------------------                                           ------------------------
Susan K. Jones, Director                                     Charles E. Christmas, Chief Financial Officer,
                                                             Treasurer and Compliance Officer (principal financial
                                                             and accounting officer)


                                  EXHIBIT INDEX


        Exhibit No.                      EXHIBIT DESCRIPTION

            3.1 Articles of Incorporation of Mercantile are incorporated by reference to exhibit 3.1 of Mercantile's Registration Statement on Form SB-2 (Commission File no. 333-33081) that became effective on October 23, 1997

           3.2 Bylaws of Mercantile are incorporated by reference to Exhibit 3.2 of Mercantile's Registration Statement on Form SB-2 (Commission File No. 333-33081) that became effective on October 23, 1997

           10.1 1997 Employee Stock Option Plan of Mercantile is incorporated by reference to exhibit 10.1 of Mercantile's Registration Statement on Form SB-2 (Commission File No. 333-33081) that became effective on October 23, 1997 (management contract or compensatory plan)

           10.2 Lease Agreement between Mercantile and Division Avenue Partners, L.L.C. dated August 16, 1997, is incorporated by reference to exhibit 10.2 of Mercantile's Registration Statement on Form SB-2 (Commission File No. 333-33081) that became effective on October 23, 1997

           10.3 Agreement between Fiserve Solutions, Inc. and the Bank dated September 10, 1997, is incorporated by reference to Exhibit 10.3 of Mercantile's Registration Statement on Form SB-2 (Commission File No. 333-33081) that became effective on October 23, 1997

           10.4 Agreement between Mercantile and Visser Brothers Construction Inc. dated November 16, 1998, on modified Standard Form of Agreement Between Owner and Construction Manager where the Construction Manager is also the Constructor is incorporated by reference to Exhibit 10.3 of Mercantile's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1998 (Commission File No.
                             333-33081)

           10.5 Employment Agreement among Gerald R. Johnson, Jr., Mercantile and the Bank dated December 1, 1998, is incorporated by reference to Exhibit 10.4 of Mercantile's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1998 (Commission File No. 333-33081) (management contract or compensatory plan)

           10.6 Employment Agreement among Michael H. Price, Mercantile and the Bank dated December 1, 1998, is incorporated by reference to Exhibit 10.5 of Mercantile's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1998 (Commission File No. 333-33081) (management contract or compensatory plan)

           10.7 Mercantile Bank of West Michigan Deferred Compensation Plan for Members of the Board of Directors (1999) is incorporated by reference to
                             Exhibit 10.6 of the Registration Statement of Mercantile and MBWM Capital Trust I on Form SB-2 (Commission Files Nos. 333-84313 and 333-84313-01)
                             that became effective on September 13, 1999

           10.8 Subordinated Indenture dated as of September 17, 1999 between Mercantile and Wilmington Trust Company, as Trustee, relating to 9.60% Junior Subordinated Debentures due 2029 is incorporated by reference to Exhibit 4.1 of the Registration Statement of Mercantile and MBWM Capital Trust I on Form SB-2 (Commission Files Nos. 333-84313 and 333-84313-01) that became effective on September 13, 1999

           10.9 Amended and Restated Trust Agreement dated as of September 17, 1999 among Mercantile, as depositor, Wilmington Trust Company, as Property Trustee, Wilmington Trust Company, as Delaware Trustee, and the Administrative Trustees is incorporated by reference to Exhibit 4.5 of the Registration Statement of Mercantile and MBWM Capital Trust I on Form SB-2 (Commission Files Nos. 333-84313 and 333-84313-01) that became effective on September 13, 1999

           10.10 Preferred Securities Guarantee Agreement between Mercantile and Wilmington Trust Company dated September 17, 1999, is incorporated by reference to
                             Exhibit 4.7 of the Registration Statement of
                             Mercantile and MBWM Capital Trust I on Form SB-2 (Commission Files Nos. 333-84313 and 333-84313-01)
                             that became effective on September 13, 1999

           10.11 Agreement as to Expenses and Liabilities dated as of September 17, 1999, between Mercantile and MBWM Capital Trust I (included as Exhibit D to Exhibit 10.9)

           10.12 Amended and Restated Employment Agreement dated as of December 31, 1999, among Mercantile, the Bank and Gerald R. Johnson, Jr., (management contract or compensatory plan)

           10.13 Amended and Restated Employment Agreement dated as of December 31, 1999, among Mercantile, the Bank and Michael H. Price (management contract or compensatory plan)

            21               Subsidiaries of Mercantile

            23               Consent of Independent Accountants

            27               Financial Data Schedule