Form 10-Q
period 2000-03-31
MERCANTILE BANK CORP
filed 2000-05-12
CIK 1042729

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended March 31, 2000

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

At March 31, 2000, there were 2,472,500 shares of Common Stock outstanding

                           MERCANTILE BANK CORPORATION

                                      INDEX

--------------------------------------------------------------------------------


PART 1.       Financial Information                                                                    Page No.
                                                                                                      ---------
              Item I.    Financial Statements

              Condensed Consolidated Balance Sheets -
                March 31, 2000 (Unaudited) and December 31, 1999.....................................        3

              Condensed Consolidated Statement of Income -
                Three Months Ended March 31, 2000 and March 31, 1999 (Unaudited).....................        4

              Condensed Consolidated Statement of Comprehensive Income -
                Three Months Ended March 31, 2000 and March 31, 1999 (Unaudited).....................        5

              Condensed Consolidated Statement of Changes in Shareholders Equity -
                March 31, 2000 (Unaudited) and December 31, 1999.....................................        6

              Condensed Consolidated Statement of Cash Flows -
                Three Months Ended March 31, 2000 and March 31, 1999 (Unaudited).....................        7

              Notes to Condensed Consolidated Financial Statements (Unaudited).......................        8

              Item 2.  Management's Discussion and Analysis of Financial
                Condition and Results of Operations..................................................       14

              Item 3.  Quantitative and Qualitative Disclosures About
                Market Risk..........................................................................       21


PART II.      Other Information

              Item 1.  Legal Proceedings.............................................................       24

              Item 2.  Changes in Securities and Use of Proceeds.....................................       24

              Item 3.  Defaults upon Senior Securities...............................................       24

              Item 4.  Submission of Matters to a Vote of Security Holders...........................       24

              Item 5.  Other Information.............................................................       24

              Item 6.  Exhibits and Reports on Form 8-K..............................................       24

              Signatures.............................................................................       25

                           MERCANTILE BANK CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS

--------------------------------------------------------------------------------


                                                                                     March 31,         December 31,
                                                                                      2000                1999
                                                                                      ----                ----
                                                                                    (Unaudited)         Audited
ASSETS
     Cash and due from banks                                                    $     8,607,433    $      6,570,631
     Short-term investments                                                              57,171             579,725
     Federal funds sold                                                               2,000,000           6,500,000
                                                                                ---------------    ----------------
         Total cash and cash equivalents                                             10,664,604          13,650,356

     Securities available for sale                                                   37,392,204          34,115,303
     Securities held to maturity (fair value of $8,282,649 at
         March 31, 2000 and $6,982,329 at December 31, 1999)                          8,409,139           7,056,492
     Federal Home Loan Bank stock                                                       784,900             784,900

     Total loans                                                                    347,955,620         308,006,476
     Allowance for loan losses                                                       (5,187,888)         (4,620,469)
                                                                                ----------------   -----------------
         Total loans, net                                                           342,767,732         303,386,007

     Premises and equipment - net                                                     3,429,632           3,461,187
     Accrued interest receivable                                                      2,235,478           1,842,874
     Other assets                                                                     4,055,299           3,739,969
                                                                                ---------------    ----------------

         Total assets                                                           $   409,738,988    $    368,037,088
                                                                                ===============    ================

LIABILITIES AND SHAREHOLDERS' EQUITY
     Deposits
         Noninterest-bearing                                                    $    21,991,918    $     19,513,231
         Interest-bearing                                                           312,456,847         275,315,741
                                                                                ---------------    ----------------
              Total                                                                 334,448,765         294,828,972

     Securities sold under agreements to repurchase                                  27,170,687          26,607,289
     Other borrowed money                                                                13,991              13,755
     Accrued expenses and other liabilities                                           3,720,002           2,619,203
                                                                                ---------------    ----------------
         Total liabilities                                                          365,353,445         324,069,219

Guaranteed preferred beneficial interests in the
    Corporation's subordinated debentures                                            16,000,000          16,000,000

Shareholders' equity
     Preferred stock, no par value; 1,000,000 shares
       authorized, none issued
     Common stock, no par value:  9,000,000 shares,
       authorized; 2,472,500 shares outstanding
       at March 31, 2000 and December 31, 1999                                       28,181,798          28,181,798
     Retained earnings                                                                1,087,931             587,639
     Accumulated other comprehensive income                                            (884,186)           (801,568)
                                                                                ----------------   -----------------
         Total shareholders' equity                                                  28,385,543          27,967,869
                                                                                ---------------    ----------------

              Total liabilities and shareholders' equity                        $   409,738,988    $    368,037,088
                                                                                ===============    ================

     See accompanying notes to condensed consolidated financial statements.

                           MERCANTILE BANK CORPORATION
                   CONDENSED CONSOLIDATED STATEMENT OF INCOME

--------------------------------------------------------------------------------


                                                                                   Three Months       Three Months
                                                                                       Ended              Ended
                                                                                     March 31,          March 31,
                                                                                       2000               1999
                                                                                       ----               ----
                                                                                    (Unaudited)        (Unaudited)
Interest income
     Loans, including fees                                                        $    7,050,132    $     4,061,230
     Investment securities                                                               686,889            378,822
     Federal funds sold                                                                  124,488             85,166
     Short term investments                                                                2,672              5,977
                                                                                  --------------    ---------------
         Total interest income                                                         7,864,181          4,531,195

Interest expense
     Deposits                                                                          4,412,279          2,420,624
     Short term borrowings                                                               261,874            180,793
     Long term borrowings                                                                392,614                  0
                                                                                  --------------    ---------------
         Total interest expense                                                        5,066,767          2,601,417
                                                                                  --------------    ---------------

NET INTEREST INCOME                                                                    2,797,414          1,929,778

Provision for loan losses                                                                585,000            455,000
                                                                                  --------------    ---------------

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES                                    2,212,414          1,474,778

Noninterest income
     Service charges on accounts                                                          75,226             40,700
     Other income                                                                        148,132            169,023
                                                                                  --------------    ---------------
         Total noninterest income                                                        223,358            209,723

Noninterest expense
     Salaries and benefits                                                               938,424            652,912
     Occupancy                                                                           126,080             89,457
     Furniture and equipment                                                             105,011             62,423
     Data processing                                                                      99,496             66,433
     Other expense                                                                       441,469            391,375
                                                                                  --------------    ---------------
         Total noninterest expenses                                                    1,710,480          1,262,600
                                                                                  --------------    ---------------

INCOME BEFORE FEDERAL INCOME TAX                                                         725,292            421,901

Federal income tax expense                                                               225,000             28,000
                                                                                  --------------    ---------------

NET INCOME BEFORE CUMULATIVE EFFECT OF CHANGE
  IN ACCOUNTING PRINCIPLE                                                                500,292            393,901

Cumulative effect of change in accounting principle
  (net of applicable income taxes)                                                             0             42,210
                                                                                  --------------    ---------------

NET INCOME                                                                        $      500,292    $       351,691
                                                                                  ==============    ===============

Basic and diluted income per share before
  cumulative effect of change in accounting principle                             $         0.20    $         0.16
                                                                                  ==============    ==============

Basic and diluted income per share                                                $         0.20    $         0.14
                                                                                  ==============    ==============

Average shares outstanding                                                             2,472,500          2,472,500
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

                           MERCANTILE BANK CORPORATION
            CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

--------------------------------------------------------------------------------


                                                                                   Three Months       Three Months
                                                                                       Ended              Ended
                                                                                     March 31,          March 31,
                                                                                       2000               1999
                                                                                       ----               ----
                                                                                    (Unaudited)        (Unaudited)

NET INCOME                                                                        $      500,292    $       351,691

Other comprehensive income, net of tax
     Change in unrealized gains (losses) on securities
         available for sale                                                              (82,618)           (93,801)
                                                                                  ---------------   ---------------


COMPREHENSIVE INCOME                                                              $      417,674    $       257,890
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

                           MERCANTILE BANK CORPORATION
                       CONDENSED CONSOLIDATED STATEMENT OF
                         CHANGES IN SHAREHOLDERS' EQUITY
                                   (Unaudited)

--------------------------------------------------------------------------------

                                                                                    Accumulated
                                                                                       Other
                                                  Common             Retained      Comprehensive     Shareholders'
                                                   Stock             Earnings         Income            Equity
                                                   -----             --------         ------            ------

BALANCE, JANUARY 1, 1999                     $     28,181,798    $    (1,513,118)   $    31,836    $     26,700,516

Net income                                                             2,100,757                          2,100,757

Change in net unrealized gain
   (loss) on securities available
   for sale, net of tax effect                                                         (833,404)           (833,404)
                                             ----------------    ---------------    -----------    ----------------


BALANCE, DECEMBER 31, 1999                         28,181,798            587,639       (801,568)         27,967,869

Net income for the period from
   January 1, 2000 through
   March 31, 2000                                                        500,292                            500,292

Change in net unrealized gain
   (loss) on securities available
   for sale, net of tax effect                                                          (82,618)            (82,618)
                                             ----------------    ---------------    -----------    ----------------


BALANCE, MARCH 31, 2000                      $     28,181,798    $     1,087,931    $  (884,186)   $     28,385,543
                                             ================    ===============    ===========    ================



     See accompanying notes to condensed consolidated financial statements.


                                                                              6.

                           MERCANTILE BANK CORPORATION
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

--------------------------------------------------------------------------------


                                                                                  Three Months        Three Months
                                                                                      Ended               Ended
                                                                                    March 31,           March 31,
                                                                                      2000                1999
                                                                                      ----                ----
                                                                                   (Unaudited)         (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
     Net income                                                                 $       500,292    $        351,691
     Adjustments to reconcile net income
       to net cash from operating activities
         Depreciation and amortization                                                  148,011             101,233
         Provision for loan losses                                                      585,000             455,000
         Cumulative effect of change in accounting
           principle, net of tax                                                              0              42,210
         Net change in:
              Accrued interest receivable                                              (392,604)           (129,764)
              Other assets                                                             (314,485)           (326,346)
              Accrued expenses and other liabilities                                  1,100,799             221,419
                                                                                ---------------    ----------------
                  Net cash from operating activities                                  1,627,013             715,443

CASH FLOWS FROM INVESTING ACTIVITIES
     Net increase in loans                                                          (39,966,725)        (29,971,670)
     Purchase of:
         Securities available for sale                                               (4,798,750)         (4,938,917)
         Securities held to maturity                                                 (1,353,880)                  0
         Premises and equipment                                                         (74,938)           (378,501)
     Proceeds from maturities and repayments of available
       for sale securities                                                            1,398,101           1,680,228
                                                                                ---------------    ----------------
         Net cash used in investing activities                                      (44,796,192)        (33,608,860)

CASH FLOWS FROM FINANCING ACTIVITIES
     Net increase in deposits                                                        39,619,793          44,997,390
     Net increase in other borrowed money                                                   236                   0
     Net increase (decrease) in securities sold under
       agreements to repurchase                                                         563,398             (42,257)
                                                                                ---------------    ----------------
         Net cash from financing activities                                          40,183,427          44,955,133
                                                                                ---------------    ----------------

Net change in cash and cash equivalents                                              (2,985,752)         12,061,716

Cash and cash equivalents at beginning of period                                     13,650,356           6,455,996
                                                                                ---------------    ----------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                      $    10,664,604    $     18,517,712
                                                                                ===============    ================

Supplemental disclosures of cash flow information
     Cash paid during the period for:
         Interest                                                               $     4,143,027    $      2,479,996
         Federal income tax                                                                   0             234,773



     See accompanying notes to condensed consolidated financial statements.

                           MERCANTILE BANK CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

--------------------------------------------------------------------------------


1.   BASIS OF PRESENTATION:

     The unaudited financial statements for the three months ended March 31, 2000 include the consolidated results of operations of Mercantile Bank Corporation ("Mercantile") and its wholly-owned subsidiaries, Mercantile Bank of West Michigan ("Bank") and MBWM Capital Trust I ("Capital Trust"). These consolidated financial statements have been prepared in accordance with the Instructions for Form 10-Q and Rule 10-01 of Regulation S-X and do not include all disclosures required by generally accepted accounting principles for a complete presentation of Mercantile's financial condition and results of operations. In the opinion of management, the information reflects all adjustments (consisting only of normal recurring adjustments) which are necessary in order to make the financial statements not misleading and for a fair presentation of the results of operations for such periods. The results for the period ended March 31, 2000 should not be considered as indicative of results for a full year. For further information, refer to the consolidated financial statements and footnotes included in Mercantile's annual report on Form 10-KSB for the year ended December 31, 1999.



2.   LOANS

     Total loans at March 31, 2000 were $348.0 million compared to $308.0 million at December 31, 1999, an increase of $40.0 million or 13.0%. The components of the outstanding balances and percentage increase in loans from the end of 1999 to the end of the first quarter 2000 are as follows:

                                                                                                        Percent
                                          March 31, 2000              December 31, 1999                Increase/
                                        Balance           %           Balance          %              (Decrease)
                                        -------           -           -------          -              ----------
                                                              (dollars in thousands)
       Real Estate:
         Construction and
            land development          $    35,081        10.1      $    37,225        12.1%               (5.8)%
         Secured by 1 - 4
            family properties              28,237         8.1           22,535         7.3                25.3
         Secured by multi-
            family properties               2,277         0.7            2,327         0.8                (2.1)
         Secured by nonfarm
            nonresidential
            properties                    172,497        49.6          157,686        51.2                 9.4
       Commercial                         105,369        30.3           83,909        27.2                25.6
       Consumer                             4,495         1.2            4,324         1.4                 4.0
                                      -----------    --------      -----------     -------             -------

                                      $   347,956       100.0%     $   308,006       100.0%               13.0%
                                      ===========    ========      ===========     =======             =======

                                  (Continued)

                           MERCANTILE BANK CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

--------------------------------------------------------------------------------

3.   ALLOWANCE FOR LOAN LOSSES

     The following is a summary of the activity in the allowance for loan losses account for the three months ended March 31, 2000:

                  Balance at January 1, 2000                                       $    4,620,469
                      Charge-Offs                                                          21,781
                      Recoveries                                                            4,200
                      Provision charged to operating expense                              585,000
                                                                                   --------------

                  Balance at March 31, 2000                                        $    5,187,888
                                                                                   ==============


                  Balance at January 1, 1999                                            2,765,100
                      Charge-Offs                                                               0
                      Recoveries                                                                0
                      Provision charged to operating expense                              455,000
                                                                                   --------------

                  Balance at March 31, 1999                                        $    3,220,100
                                                                                   ==============


4.   PREMISES AND EQUIPMENT - NET

     Premises and equipment are comprised of the following:


                                                                                     March 31,        December 31,
                                                                                       2000               1999
                                                                                       ----               ----
         Land and improvements                                                    $      443,408    $       443,408
         Buildings and leasehold improvements                                          2,133,502          2,111,049
         Furniture and equipment                                                       1,469,571          1,417,086
                                                                                  --------------    ---------------
                                                                                       4,046,481          3,971,543
         Less accumulated depreciation                                                   616,849            510,356
                                                                                  --------------    ---------------

         Premises and Equipment, net                                              $    3,429,632    $     3,461,187
                                                                                  ==============    ===============

     Depreciation expense for the first quarter 2000 amounted to $106,493.



5.   DEPOSITS

     Total deposits at March 31, 2000 were $334.4 million compared to $294.8 million at December 31, 1999, an increase of $39.6 million or 13.4%. The components of the outstanding balances and percentage increase in deposits from the end of 1999 to the end of the first quarter 2000 are as follows:


                                  (Continued)


                                                                              9.

                     MERCANTILE BANK CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
--------------------------------------------------------------------------------




                                                                                                      Percent
                                          March 31, 2000              December 31, 1999              Increase/
                                        Balance           %           Balance          %            (Decrease)
                                        -------           -           -------          -             --------
                                                              (dollars in thousands)
         Noninterest-bearing
            demand                    $    21,992         6.6%     $    19,513         6.6%               12.7%
         Interest-bearing
            checking                       10,531         3.1           11,041         3.7                (4.6)
         Money market                       5,223         1.6            5,605         1.9                (6.8)
         Savings                           35,157        10.5           39,737        13.5               (11.5)
         Time, under  $100,000              4,983         1.5            4,873         1.7                 2.2
         Time, $100,000 and
            over                           27,351         8.2           22,573         7.7                21.1
                                      -----------    --------      -----------     -------             -------
                                          105,237        31.5          103,342        35.1                 1.8
         Out-of-area time,
            under $100,000                 67,468        20.2           71,997        24.4                (6.3)
         Out-of-area time,
            $100,000 and over             161,744        48.3          119,490        40.5                35.4
                                      -----------    --------      -----------     -------             -------
                                          229,212        68.5          191,487        64.9                19.7
                                      -----------    --------      -----------     -------             -------

         Total deposits               $   334,449       100.0%     $   294,829       100.0%               13.4%
                                      ===========    ========      ===========     =======             =======



6.   BORROWINGS

     Information relating to securities sold under agreements to repurchase follows:


                                                                                March 31,         December 31,
                                                                                  2000                1999
                                                                                  ----                ----

         Outstanding balance at end of period                                $  27,170,687       $  26,607,289
         Average interest rate at end of period                                       4.38%               4.22%

         Average balance during the period                                   $  24,800,535       $  20,229,314
         Average interest rate during the period                                      4.22%               4.13%

         Maximum month end balance during the period                         $  27,170,687       $  26,607,289


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



                                  (Continued)                               10.

                           MERCANTILE BANK CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

-------------------------------------------------------------------------------


7.   COMMITMENTS AND OFF-BALANCE-SHEET RISK

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

     A summary of the notional or contractual amounts of financial instruments with off-balance sheet risk at March 31, 2000 and December 31, 1999 follows:




                                                                                      March 31,         December 31,
                                                                                        2000                1999
                                                                                        ----                ----
         Commercial unused lines of credit                                      $    88,070,422    $     87,488,616
         Unused lines of credit secured by 1 - 4 family
            residential properties                                                    6,860,841           6,112,897
         Credit card unused lines of credit                                           3,868,175           3,419,628
         Other consumer unused lines of credit                                        3,855,933           3,126,906
         Commitments to make loans                                                   19,168,600          26,395,600
         Standby letters of credit                                                   31,921,095          28,963,217
                                                                                ---------------    ----------------

                                                                                $   153,745,066    $    155,506,864
                                                                                ===============    ================


8.   REGULATORY MATTERS

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



                                     (Continued)                           11.

                           MERCANTILE BANK CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

-------------------------------------------------------------------------------


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
         Undercapitalized                                   <8                <4                 <4

     Actual capital levels (in thousands) and minimum required levels for Mercantile and the Bank were:

                                                                                             Minimum Required
                                                                                                to be Well
                                                                   Minimum Required          Capitalized Under
                                                                      for Capital            Prompt Corrective
                                               Actual              Adequacy Purposes        Action Regulations
                                               ------              -----------------        ------------------
                                        Amount       Ratio         Amount       Ratio        Amount       Ratio
                                        ------       -----         ------       -----        ------       -----
     March 31, 2000
       Total capital (to risk
         weighted assets)
          Consolidated                $    50,308    12.5%      $    32,240      8.0%     $    40,300     10.0%
          Bank                             48,368    12.1            32,111      8.0           40,139     10.0
       Tier 1 capital (to risk
         weighted assets)
          Consolidated                     39,025     9.7            16,126      4.0           24,189      6.0
          Bank                             43,349    10.8            16,063      4.0           24,094      6.0
       Tier 1 capital (to
         average assets)
          Consolidated                     39,025     9.9            15,823      4.0           19,779      5.0
          Bank                             43,349    11.0            15,761      4.0           19,701      5.0


     December 31, 1999
       Total capital (to risk
         weighted assets)
          Consolidated                $    49,275    13.7%      $    28,830      8.0%     $    36,038     10.0%
          Bank                             47,402    13.2            28,714      8.0           35,893     10.0
       Tier 1 capital (to risk
         weighted assets)
          Consolidated                     38,359    10.6            14,420      4.0           21,630      6.0
          Bank                             42,914    12.0            14,363      4.0           21,544      6.0
       Tier 1 capital (to
         average assets)
          Consolidated                     38,359    10.9            14,097      4.0           17,621      5.0
          Bank                             42,914    12.2            14,042      4.0           17,554      5.0

     Mercantile and the Bank were categorized as well capitalized at March 31, 2000 and year end 1999.



                                  (Continued)                              12.

                           MERCANTILE BANK CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

-------------------------------------------------------------------------------

     Capital Trust, a business trust subsidiary of Mercantile, sold 1.6 million Cumulative Preferred Securities ("trust preferred securities") at $10.00 per trust preferred security in a September 1999 offering. The proceeds from the sale were used by Capital Trust to purchase an equivalent amount of subordinated debentures from Mercantile. The trust preferred securities carry a fixed rate of 9.60%, have a stated maturity of 30 years, and, in effect, are guaranteed by Mercantile. The securities are redeemable at par after 5 years. Distributions on the trust preferred securities are payable quarterly on January 15, April 15, July 15, and October 15. The first distribution was paid on October 15, 1999. Under certain circumstances, distributions may be deferred for up to 20 calendar quarters. However, during any such deferrals, interest accrues on any unpaid distributions at the rate of 9.60% per annum.

     The capital levels of Mercantile as of March 31, 2000 include an adjustment for the 1.6 million trust preferred securities issued by Capital Trust subject to certain limitations. Federal Reserve guidelines limit the amount of trust preferred securities which can be included in Tier 1 capital of Mercantile to 25% of total Tier 1 capital. As of March 31, 2000, approximately $9.7 million of the $16.0 million of the trust preferred securities were included as Tier 1 capital with the remaining $6.3 million included as Tier 2 capital, a component of risk-based capital.

                           MERCANTILE BANK CORPORATION



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion compares the financial condition of Mercantile Bank Corporation ("Mercantile") and its wholly owned subsidiaries, Mercantile Bank of West Michigan ("Bank") and MBWM Capital Trust I ("Capital Trust"), at March 31, 2000 to December 31, 1999 and the results of operations for the three months ended March 31, 2000 and March 31, 1999. Capital Trust was formed in September 1999 for the sole purpose of issuing capital securities. This discussion should be read in conjunction with the interim consolidated condensed financial statements and footnotes included herein.

Mercantile's election to become a financial holding company pursuant to Title I of the Gramm-Leach-Bliley Act and implementing Federal Reserve Board regulations was effective March 23, 2000. At the present time Mercantile has no plans to engage in any of the expanded activities permitted under the new regulations.


FORWARD LOOKING STATEMENTS

This report contains forward-looking statements that are based on management's beliefs, assumptions, current expectations, estimates and projections about the financial services industry, the economy, and about Mercantile. Words such as "anticipates," "believes," "estimates," "expects," "forecasts," "intends," "is likely," "plans," "projects," variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions ("Future Factors") that are difficult to predict with regard to timing, extent, likelihood and degree of occurrence. Therefore, actual results and outcomes may materially differ from what may be expressed or forecasted in such forward-looking statements. Mercantile undertakes no obligation to update, amend, or clarify forward looking statements, whether as a result of new information, future events (whether anticipated or unanticipated), or otherwise.

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


FINANCIAL CONDITION

During the first quarter of 2000, the assets of Mercantile increased from $368.0 million on December 31, 1999, to $409.7 million on March 31, 2000. This represents a total increase in assets of $41.7 million, or 11.3%. The asset growth was comprised primarily of a $39.4 million increase in net loans and an increase of $4.6 million in investment securities. The increase in assets was primarily funded by a $39.6 million growth in deposits and a $3.0 million decrease in cash and cash equivalents. In addition, securities sold under agreements to repurchase ("repurchase agreements") increased $0.6 million and shareholders' equity grew by $0.4 million. The growth in deposits was in both local deposits and out-of-area CD's. While management expects continued growth, it is anticipated to be at a slower rate.

                           MERCANTILE BANK CORPORATION

Commercial loans increased by $37.1 million during the first quarter of 2000, and at quarter-end comprised 91.6% of the total loan portfolio. The significant concentration in commercial loans and the rapid growth of this portion of business is in keeping with the stated strategy of focusing a substantial amount of efforts on "wholesale" banking. Corporate and business lending is an area of expertise for all of Mercantile's senior management team. Commercial loans are also the assets most easily originated and managed by the fewest number of staff, thus reducing overhead through necessitating fewer full-time equivalents (FTE's)/$million in assets. It is also the commercial sector of our business that generates the greatest amount of local deposits, and it is virtually the only source of significant demand deposits. Residential mortgage and consumer loans also increased by $1.1 million and $1.8 million, respectively. As the extremely rapid growth of our commercial loan portfolio gradually slows, the retail portion of our loan assets should increase as a percentage of total loans. However, our strategy for growth and profitability will result in the commercial sector of the lending efforts and resultant assets continuing to be the dominant portfolio category.

The quality of Mercantile's loan portfolio remains very strong. Net loan charge-offs during the first quarter of 2000 totaled $17,581, or only 0.005% of total loans. Past due loans at March 31, 2000 totaled $124,731, or only 0.04% of total loans. Management believes it has instilled a very strong credit culture within the lending departments as it pertains to the underwriting and administration processes, which in part is reflected in the loan charge-off and delinquency ratios. A vast majority of loans are extended directly to companies and individuals doing business and residing within the Grand Rapids metropolitan area, although subject to the same underwriting criteria, Mercantile participates in commercial lending transactions with certain non-affiliated commercial banks outside the immediate area.

Deposits increased $39.6 million during the first quarter of 2000, totaling $334.4 million at March 31, 2000. On a net basis local deposits increased $1.9 million, while out-of-area deposits increased $37.7 million. Noninterest-bearing demand deposits, comprising 6.6% of total deposits, increased $2.5 million during the first quarter of 2000, while interest-bearing checking accounts (3.1% of total deposits) decreased by $0.5 million and money market deposit accounts (1.6% of total deposits) decreased by $0.4 million. Savings deposits, comprising 10.5% of total deposits, decreased by $6.6 million during the first quarter of 2000. The decline in savings deposits is believed to be seasonal in nature due to business customers paying bonuses to business owners, federal income tax payments, and other business purposes.

Out-of-area deposits totaled $229.2 million, or 68.5% of total deposits, as of March 31, 2000. Out-of-area deposits consist of certificates of deposit generally obtained from depositors located outside the market area and placed by deposit brokers for a fee, but also include certificates of deposit obtained from the deposit owners directly. Out-of-area deposits are utilized to support the asset growth of Mercantile, and are generally a lower cost source of funds when compared to the interest rates that would have to be offered in the local market to generate a sufficient level of funds. In addition, the overhead costs associated with the out-of-area deposits are considerably less than the overhead costs that would be incurred to administer a similar level of local deposits. Although local deposits have and are expected to increase as new business, governmental and consumer deposit relationships are established and as existing customers increase their deposit accounts, the relatively high reliance on out-of-area deposits will likely remain.

Repurchase agreements increased by $0.6 million during the first quarter of 2000. Part of Mercantile's sweep account program, collected funds from certain business noninterest-bearing checking accounts are invested into over-night interest-bearing repurchase agreements. Although not considered a deposit account and therefore not afforded federal deposit insurance, the repurchase agreements have characteristics very similar to that of business checking deposit accounts.

                           MERCANTILE BANK CORPORATION

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

Mercantile's liquidity strategy is to fund loan growth with deposits and repurchase agreements and to maintain an adequate level of short- and medium-term investments to meet typical daily loan and deposit activity. Although deposit and repurchase agreement growth from depositors located in the market area have consistently increased, the growth has not been sufficient to meet the substantial loan growth and provide monies for additional investing activities. To assist in providing the additional needed funds Mercantile has regularly obtained certificates of deposit from customers outside of the market area and placed by deposit brokers for a fee, but also included certificates of deposit obtained from the deposit owners directly. As of March 31, 2000, out-of-area deposits totaled approximately $229.2 million, or 63.4% of combined deposits and repurchase agreements, an increase from the $191.5 million, or 59.6% of combined deposits and repurchase agreements, as of December 31, 1999. Reliance on out-of-area deposits is expected to be ongoing due to the planned future growth.

Mercantile has the ability to borrow money on a daily basis through correspondent banks via established federal funds purchased lines; however, this is viewed as only a secondary and temporary source of funds. The federal funds purchased lines were utilized on several occasions during the first three months of 2000, but the balance averaged only $44,000, or 0.01% of average assets, during the quarter. During 2000, Mercantile's federal funds sold position averaged $8.8 million. In addition, the Bank joined the Federal Home Loan Bank of Indianapolis (FHLBI) during 1999, providing access to the FHLBI's borrowing programs. Based on ownership of FHLBI stock and available collateral at March 31, 2000, the Bank could borrow up to about $10.0 million. The Bank has yet to use its established borrowing line at the FHLBI.

In addition to normal loan funding and deposit flow, Mercantile also needs to maintain liquidity to meet the demands of certain unfunded loan commitments and standby letters of credit. As of March 31, 2000, Mercantile had a total of $121.8 million in unfunded loan commitments and $31.9 million in unfunded standby letters of credit. Of the total unfunded loan commitments, $102.7 million were commitments available as lines of credit to be drawn at any time as customers' cash needs vary, and $19.2 million were for loan commitments scheduled to close and become funded within the next three months. Mercantile monitors fluctuations in loan balances and commitment levels, and includes such data in its overall liquidity management.

CAPITAL RESOURCES

Shareholders' equity is a noninterest-bearing source of funds that provides support for asset growth. Shareholders' equity was $28.4 million and $28.0 million at March 31, 2000 and December 31, 1999, respectively. The increase during the first quarter of 2000 is primarily attributable to net income from operations, which totaled $0.5 million. Shareholders' equity was negatively impacted during the quarter by a $82,618 mark-to-market adjustment for available for sale securities as defined in SFAS No. 115. The adjustment is due solely to the increase in the interest rate environment in 2000.

                           MERCANTILE BANK CORPORATION

In September 1999 Mercantile, through its wholly-owned business trust subsidiary Capital Trust, issued 1.6 million shares of trust preferred stock at $10.00 per share. Substantially all of the net proceeds were ultimately contributed to the Bank and were used to support anticipated growth in assets, fund investments in loans and securities, and for general corporate purposes. Although not part of shareholder's equity, subject to certain limitations the trust preferred securities are considered a component of capital for purposes of calculating regulatory capital ratios. At March 31, 2000, $9.7 million of the $16.0 million was considered Tier 1 capital, with the remaining amount included as Tier 2 capital. The amount includable as Tier 1 capital is expected to gradually increase in future periods as shareholders' equity increases from anticipated net income from operations.

Mercantile and the Bank are subject to regulatory capital requirements administered by the State of Michigan and federal banking agencies. Failure to meet the various capital requirements can initiate regulatory action that could have a direct material effect on the financial statements. Since the Bank began operations, both Mercantile and the Bank have been categorized as "Well Capitalized," the highest classification contained within the banking regulations. The capital ratios of Mercantile and the Bank as of March 31, 2000 and December 31, 1999 are disclosed under Note 9 of the Notes to Consolidated Financial Statements.

The ability of Mercantile and the Bank to pay cash and stock dividends is subject to limitations under various laws and regulations and to prudent and sound banking practices. No cash or stock dividends have been paid by Mercantile since inception.


RESULTS OF OPERATIONS

Net operating income for the first quarter of 2000 was $500,292 ($0.20 per basic and diluted share), which compares favorably to net income of $351,691 ($0.14 per basic and diluted share) recorded during the first quarter of 1999. The results of operations for the first quarter of 1999 includes a one-time $42,210 ($0.02 per share) after-tax charge reflecting a mandated AICPA accounting charge for organization costs. These costs were being amortized over the then-standard five-year period; however, effective January 1, 1999, the remaining balance was expensed. The improvement in net income during the first quarter of 2000 over the prior year comparable quarter was primarily the result of an increase in net interest income and greater employee efficiency, which more than offset increased provisions to the loan loss reserve and significantly higher federal income tax expense.

Interest income during the first quarter of 2000 was $7,864,181, a substantial increase of 73.6% over the $4,531,195 earned during the first quarter of 1999. The growth in interest income is primarily attributable to an increase in earning assets. During the first three months of 2000 earning assets averaged $383.6 million, a level significantly higher than the average earning assets of $234.4 million during the same time period in 1999. Increase in total loans and investment securities accounted for 87.3% and 11.9% of the growth in average earning assets, respectively. Also adding to the growth in interest income is the increase in yield on earning assets. During the first three months of 2000 and 1999 earning assets had a weighted average rate of 8.38% and 7.82%, respectively. This improvement is primarily due to an overall increase of market interest rates between the two time periods, in part evidenced by the 125 basis point rise in the Prime Rate.

                           MERCANTILE BANK CORPORATION

Interest expense during the first quarter of 2000 was $5,066,767, a significant increase over the $2,601,417 expensed during the first quarter of 1999. The growth in interest expense is primarily attributable to the growth in assets, which necessitated an increase in funding liabilities. During the first three months of 2000 interest-bearing liabilities averaged $343.3 million, a level substantially higher than average interest-bearing funds of $200.0 million during the same time period in 1999. Also adding to the level of interest expense when comparing the two time periods was the September 1999 issuance of trust preferred securities, an increased reliance on out-of-area deposits and an increasing interest rate environment. The trust preferred securities, totaling $16.0 million, carry a relatively high rate of 9.81% including the amortization of the broker underwriting fee. Although deposit and repurchase agreement growth from depositors located in the market area have consistently increased, the growth has not been sufficient to meet the substantial loan growth and provide monies for additional investing activities. As a result, the reliance on out-of-area deposits has increased. As a percent of total deposits and repurchase agreements out-of-area deposits comprised an average of 62% during the first quarter of 2000, up from the 54% during the first quarter of 1999. The increase in market interest rates, as mentioned in the previous paragraph, has also added to the level of interest expense.

Net interest income during the first quarter of 2000 was $2,797,414, a significant increase over the $1,929,778 earned during the first quarter of 1999. However, in comparing the same time periods the net interest spread declined from 3.24% in 1999 to 2.88% in 2000. As described above, the increase in net interest income is primarily due to the substantial growth experienced between the two time periods. Additional factors impacting net interest income and the resulting net interest spread, included, but were not limited to, issuance of trust preferred securities, increased reliance on out-of-area deposits and changes in interest rates.

The following table sets forth certain information relating to Mercantile's consolidated average interest earning assets and interest-bearing liabilities and reflects the average yield on assets and average cost of liabilities for the first quarter of 2000 and 1999. Such yields and costs are derived by dividing income or expense by the average daily balance of assets or liabilities, respectively, for the period presented. For tax-exempt securities interest income and yield have been computed on a tax equivalent basis using a marginal tax rate of 34%.


                                                          Quarters ended March 31,
                           ---------------------2 0 0 0---------------   --------------------1 9 9 9---------------

                                Average                       Average         Average                      Average
                                Balance        Interest        Rate           Balance       Interest        Rate
                                -------        --------        ----           -------       --------        ----
                                                           (dollars in thousands)

Loans                      $      331,065   $      7,050       8.54%     $      200,739   $       4,061      8.20%
Investment securities              43,451            734       6.76              25,661             379      5.91
Federal funds sold                  8,801            124       5.60               7,434              85      4.60
Short term investments                237              3       4.57                 518               6      4.64
                           --------------   ------------    -------      --------------   -------------   -------
   Total interest - earning
     assets                       383,554          7,911       8.38             234,352           4,531      7.82

Allowance for loan
  losses                           (4,934)                                       (3,220)
Other assets                       16,941                                        10,713
                           --------------                                --------------

   Total assets            $      395,561                                $      241,845
                           ==============                                ==============


                           MERCANTILE BANK CORPORATION


                                                          Quarters ended March 31,
                              ------------------2000-----------------    ---------------------1999----------------
                                Average                       Average         Average                      Average
                                Balance        Interest        Rate           Balance       Interest        Rate
                                -------        --------       -------         -------       --------       -------
                                                           (dollars in thousands)
Interest-bearing deposits     $ 302,425        $  4,412        5.85%          $ 182,198     $  2,420         5.39%
Short term borrowings            24,845             262        4.23              17,801          181         4.12
Long term borrowings             16,014             393        9.81
                              ---------        --------                       ---------     --------
   Total interest-bearing
     liabilities                343,284           5,067        5.92             199,999        2,601         5.27
                                               --------                                     --------

Noninterest-bearing
  deposits                       21,116                                          14,333
Other liabilities                 3,055                                             679
Shareholders' equity             28,106                                          26,834
                              ---------                                       ---------

   Total liabilities and
     shareholders' equity     $ 395,561                                       $ 241,845
                              =========                                       =========

Net interest income                            $  2,844                                     $  1,930
                                               ========                                     ========
Net interest rate spread                                       2.46%                                         2.55%
Net interest spread on average assets                          2.88                                          3.24
Net interest margin on earning assets                          2.97                                          3.34


Provisions to the allowance for loan losses during the first quarter of 2000 were $585,000, an increase from the $455,000 expensed during the same time period in 1999. The increase primarily reflects the higher level of loan growth during the first three months of 2000 when compared to the first three months of 1999. Net loan charge-offs during the first three months of 2000 was $17,581, compared to net loan charge-offs of $0 in the same period during 1999. The allowance for loan losses as a percentage of total loans outstanding as of March 31, 2000 was 1.49%. The allowance for loan losses is maintained at a level management feels is adequate to absorb losses inherent in the loan portfolio. The evaluation is based upon a continuous review of Mercantile's and banking industry's historical loan loss experience, known and inherent risks contained in the loan portfolio, composition and growth of the loan portfolio, current economic conditions and other factors.

Noninterest income during the first quarter of 2000 was $223,358, an increase over the $209,723 earned during the same time period in 1999. Service charge income on deposit and repurchase agreements increased $34,526 during the first quarter of 2000 over that earned in the comparable time period in 1999 due primarily from new accounts opened during the last 12 months. Other increases in noninterest income during the same time period, also generally reflecting additional new accounts, include letter of credit fees and credit card fees. Reflecting increasing interest rates and the resulting decline in residential mortgage loan refinancings, fees earned on referring residential mortgage loan applicants to various third parties declined from $68,996 earned in the first quarter of 1999 to $27,352 posted in the first quarter of 2000.

                           MERCANTILE BANK CORPORATION

Noninterest expense during the first quarter of 2000 was $1,710,480, a significant increase over the $1,262,600 expensed during the same time period in 1999. An increase in all major overhead cost categories, including salaries and benefits, occupancy, and furniture and equipment, was recorded. The increases primarily result from the hiring of additional staff, as the number of full time equivalent employees has doubled between the time periods. All other noninterest costs have also increased, reflecting the additional expenses required to administer the significantly increased loan and deposit base.

While the dollar volume of noninterest costs has increased, as a percent of average assets the level has substantially declined (1.7% first quarter 2000 annualized versus 2.1% first quarter 1999 annualized) as Mercantile has grown and operating efficiencies have been realized. Monitoring and controlling noninterest costs, while at the same time providing high quality service to customers, is of utmost importance to Mercantile. The efficiency ratio, computed by dividing noninterest expenses by net interest income plus noninterest income, was 56.6% during the first quarter of 2000. This compares favorably to the efficiency ratio of 59.0% during the first quarter of 1999. This improved performance is primarily due to the strong asset growth that has translated into increased net interest income, as well as Mercantile's lending philosophy of concentrating on commercial lending that results in higher average loan balances compared to residential mortgage and consumer loans that provides for a greater dollar volume of loans with fewer people. Although noninterest expense increased by 35.5% during the first quarter of 2000 over the amount expensed during the first quarter of 1999, net interest income increased at a higher rate of 45.0% during the same time period.

Federal income tax expense was $225,000 during the first quarter of 2000, a significant increase over the $28,000 expensed in the first quarter of 1999. During fiscal 1999 Mercantile used tax-loss carryforwards generated in 1997 and 1998 to reduce federal income tax expense. These tax-loss carryforwards were fully utilized over the course of 1999; therefore, Mercantile is now subject to the full statutory tax rate starting in the first quarter of 2000.

                           MERCANTILE BANK CORPORATION

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

There are two interest rate risk measurement techniques used by Mercantile. The first, which is commonly referred to as GAP analysis, measures the difference between the dollar amounts of interest-sensitive assets and liabilities that will be refinanced or repriced during a given time period. A significant repricing gap could result in a negative impact to the net interest margin during periods of changing market interest rates. The following table depicts Mercantile's GAP position as of March 31, 2000 (dollars in thousands):

                           MERCANTILE BANK CORPORATION


                                              Within        Three to        One to           After
                                              Three          Twelve          Five            Five
                                              Months         Months          Years           Years          Total
                                              ------        --------        ------           -----          -----
Assets:
     Commercial loans                     $   103,834     $     4,958    $   191,960    $    14,472     $   315,224
     Residential real estate loans              7,217           1,134         13,946          5,940          28,237
     Consumer loans                               809             700          2,859            127           4,495
     Investment securities (1)                    785                         18,159         27,642          46,586
     Federal funds sold                         2,000                                                         2,000
     Short term investments                        57                                                            57
     Allowance for loan losses                                                               (5,188)         (5,188)
     Other assets                                                                            18,328          18,328
                                          -----------     -----------    -----------    -----------     -----------
Total Assets                                  114,702           6,792        226,924         61,321         409,739


Liabilities:
     Interest-bearing checking                 10,531                                                        10,531
     Savings                                   35,157                                                        35,157
     Money market accounts                      5,223                                                         5,223
     Time deposits < $100,000                  20,690          44,879          6,963                         72,451
     Time deposits $100,000 and over           63,947         104,907         20,241                        189,095
     Short term borrowings                     27,171                                                        27,171
     Long term borrowings                          14                                        16,000          16,014
     Noninterest-bearing checking                                                            21,992          21,992
     Other liabilities                                                                        3,720           3,720
                                          -----------     -----------    -----------    -----------     -----------
Total Liabilities                             162,652         149,786         27,204         41,712         381,354

Shareholders' Equity                                                                         28,385          28,385
                                          -----------     -----------    -----------    -----------     -----------
Total Sources of Funds                        162,652         149,786         27,204         70,097         409,739
                                          -----------     -----------    -----------    -----------     -----------

Net asset (liability) GAP                 $   (47,950)    $  (142,994)   $   199,720    $    (8,776)
                                          ===========     ===========    ===========    ===========

Cumulative GAP                            $   (47,950)    $  (190,944)   $     8,776
                                          ===========     ===========    ===========

Percent of cumulative GAP to
  total assets                                  (11.7)%         (46.6)%          2.1%
                                          ===========     ===========    ===========

(1) Mortgage-backed securities are categorized by expected final maturities based upon prepayment trends as of March 31, 2000


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

                           MERCANTILE BANK CORPORATION

Mercantile conducted multiple simulations as of March 31, 2000, whereby it was assumed that a simultaneous, instant and sustained change in market interest rates occurred. The following table reflects the suggested impact on net interest income over the next twelve months, which are well within the policy parameters established to manage and monitor interest rate risk.


                                                     Dollar Change In               Percent Change In
     Interest Rate Scenario                         Net Interest Income             Net Interest Income
     ----------------------                         -------------------             -------------------
     Interest rates down 200 basis points                 $240,897                           1.9%

     Interest rates down 100 basis points                  (13,992)                         (0.1)

     No change in interest rates                          (266,925)                         (2.1)

     Interest rates up 100 basis points                   (373,491)                         (2.9)

     Interest rates up 200 basis points                   (479,419)                         (3.7)

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

As part of its program to manage interest rate risk the Bank entered into an interest rate swap agreement with a correspondent bank on April 14, 2000. The notional amount of the two-year agreement is $50 million. Under the terms of the agreement, the Bank will receive quarterly interest payments based on the Prime Rate and will pay quarterly payments based on a fixed rate of 9.74%.

                           PART II - OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS.

From time to time, Mercantile may be involved in various legal proceedings that are incidental to its business. In the opinion of management, Mercantile is not a party to any current legal proceedings that are material to the financial condition of Mercantile, either individually or in the aggregate.

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

        11      Statement re Computation of Per Share Earnings

        27      Financial Data Schedule

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 11, 2000.


                              MERCANTILE BANK CORPORATION





                              By: /s/ Gerald R. Johnson Jr.
                                 -----------------------------
                              Gerald R. Johnson, Jr.
                              Chairman of the Board and Chief Executive Officer (Principal Executive Officer)





                              By:  /s/ Michael H. Price
                                 -----------------------------
                              Michael H. Price
                              President and Chief Operating Officer





                              By:  /s/ Charles E. Christmas
                                 -----------------------------
                              Charles E. Christmas
                              Chief Financial Officer, Treasurer and
                              Compliance Officer
                              (Principal Financial and Accounting Officer)

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