Form 10-Q
period 2000-06-30
MERCANTILE BANK CORP
filed 2000-08-11
CIK 1042729

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended June 30, 2000

           [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                       For the transition period from          to       .

                          Commission File No. 000-26719

                           MERCANTILE BANK CORPORATION
             (Exact name of registrant as specified in its charter)

             Michigan                                     38-3360865
(State or other jurisdiction of               (IRS Employer Identification No.)
 incorporation or organization)

             216 NORTH DIVISION AVENUE, GRAND RAPIDS, MICHIGAN 49503
              (Address of principal executive offices and zip code)

                                 (616) 242-9000
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                        Yes   X           No
                            -----            -----

At August 9, 2000, there were 2,472,500 shares of Common Stock outstanding.



PART 1.       Financial Information                                                                    Page No.
              ---------------------                                                                    --------
              Item 1.    Financial Statements

              Condensed Consolidated Balance Sheets -
                June 30, 2000 (Unaudited) and December 31, 1999                                              3

              Condensed Consolidated Statements of Income -
                Three and Six Months Ended June 30, 2000 (Unaudited)
                and June 30 1999 (Unaudited)                                                                 4

              Condensed Consolidated Statements of Changes in Shareholders Equity -
                Six months ended June 30, 2000 (Unaudited) and December 31, 1999                             6

              Condensed Consolidated Statements of Cash Flows - Three and
                Six Months Ended June 30, 2000 (Unaudited) and June 30, 1999
                (Unaudited)                                                                                  7

              Notes to Condensed Consolidated Financial Statements (Unaudited)                               8

              Item 2.  Management's Discussion and Analysis of Financial
                Condition and Results of Operations                                                         14

              Item 3.  Quantitative and Qualitative Disclosures About Market Risk                           22


PART II.      Other Information
              -----------------
              Item 1.  Legal Proceedings                                                                    25

              Item 2.  Changes in Securities and Use of Proceeds                                            25

              Item 3.  Defaults upon Senior Securities                                                      25

              Item 4.  Submission of Matters to a Vote of Security Holders                                  25

              Item 5.  Other Information                                                                    25

              Item 6.  Exhibits and Reports on Form 8-K                                                     26

              Signatures                                                                                    27

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                           MERCANTILE BANK CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS



                                                                                   June 30,          December 31,
                                                                                     2000                1999
                                                                                     ----                ----
                                                                                  (Unaudited)
ASSETS
     Cash and due from banks                                                    $     9,020,947    $      6,570,631
     Short-term investments                                                              73,373             579,725
     Federal funds sold                                                               2,200,000           6,500,000
                                                                                ---------------    ----------------
         Total cash and cash equivalents                                             11,294,320          13,650,356

     Securities available for sale                                                   37,453,401          34,115,303
     Securities held to maturity (fair value of $11,768,068 at
       June 30, 2000 and $6,982,329 at December 31, 1999)                            11,817,215           7,056,492
     Federal Home Loan Bank stock                                                       784,900             784,900

     Total loans                                                                    374,985,972         308,006,476
     Allowance for loan losses                                                       (5,527,485)         (4,620,469)
                                                                                ---------------    ----------------
         Total loans, net                                                           369,458,487         303,386,007

     Premises and equipment - net                                                     3,388,658           3,461,187
     Accrued interest receivable                                                      2,183,137           1,842,874
     Other assets                                                                     3,936,847           3,739,969
                                                                                ---------------    ----------------

         Total assets                                                           $   440,316,965    $    368,037,088
                                                                                ===============    ================

LIABILITIES AND SHAREHOLDERS' EQUITY
     Deposits
         Noninterest-bearing                                                    $    24,630,864    $     19,513,231
         Interest-bearing                                                           336,981,979         275,315,741
                                                                                ---------------    ----------------
              Total                                                                 361,612,843         294,828,972

     Securities sold under agreements to repurchase                                  29,077,848          26,607,289
     Other borrowed money                                                                33,991              13,755
     Accrued expenses and other liabilities                                           4,353,169           2,619,203
                                                                                ---------------    ----------------
         Total liabilities                                                          395,077,851         324,069,219

Guaranteed preferred beneficial interests in the
  Corporation's subordinated debentures                                              16,000,000          16,000,000

Shareholders' equity
     Preferred stock, no par value; 1,000,000 shares
       authorized, none issued
     Common stock, no par value: 9,000,000 shares
       authorized; 2,472,500 shares outstanding
       at June 30, 2000 and December 31, 1999                                        28,181,798          28,181,798
     Retained earnings                                                                1,724,403             587,639
     Accumulated other comprehensive loss                                              (667,087)           (801,568)
                                                                                ---------------    ----------------
         Total shareholders' equity                                                  29,239,114          27,967,869
                                                                                ---------------    ----------------

              Total liabilities and shareholders' equity                        $   440,316,965    $    368,037,088
                                                                                ===============    ================

     See accompanying notes to condensed consolidated financial statements.

                           MERCANTILE BANK CORPORATION
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)


                                              Three Months       Three Months       Six Months         Six Months
                                                  Ended              Ended             Ended              Ended
                                              June 30, 2000      June 30, 1999     June 30, 2000      June 30, 1999
                                              -------------      -------------     -------------      -------------
Interest income
     Loans, including fees                  $     7,944,665    $    4,696,296     $   14,994,797    $     8,757,526
     Investment securities                          755,644           432,875          1,442,533            811,697
     Federal funds sold                             147,280            76,326            271,768            161,492
     Short term investments                             679             6,947              3,351             12,924
                                            ---------------    --------------     --------------    ---------------
         Total interest income                    8,848,268         5,212,444         16,712,449          9,743,639

Interest expense
     Deposits                                     5,140,959         2,776,060          9,553,238          5,196,684
     Short-term borrowings                          301,766           171,670            563,640            352,463
     Long-term borrowings                           401,543                 0            794,157                  0
                                            ---------------    --------------     --------------    ---------------
         Total interest expense                   5,844,268         2,947,730         10,911,035          5,549,147
                                            ---------------    --------------     --------------    ---------------

NET INTEREST INCOME                               3,004,000         2,264,714          5,801,414          4,194,492

Provision for loan losses                           360,000           480,900            945,000            935,900
                                            ---------------    --------------     --------------    ---------------

NET INTEREST INCOME AFTER
  PROVISION FOR LOAN LOSSES                       2,644,000         1,783,814          4,856,414          3,258,592

Noninterest income
     Services charges on accounts                    83,414            48,966            158,640             89,666
     Gain on termination of interest
       rate swap                                    275,000                 0            275,000                  0
     Loss on sale of securities                    (275,321)                0           (275,321)                 0
     Other income                                   182,740           156,869            330,872            325,892
                                            ---------------    --------------     --------------    ---------------
         Total noninterest income                   265,833           205,835            489,191            415,558

Noninterest expense
     Salaries and benefits                        1,126,340           782,457          2,064,764          1,435,369
     Occupancy                                      134,993            92,823            261,073            182,280
     Furniture and equipment                        113,641            69,547            218,652            131,970
     Other expense                                  595,387           435,350          1,136,352            893,158
                                            ---------------    --------------     --------------    ---------------
         Total noninterest expenses               1,970,361         1,380,177          3,680,841          2,642,777
                                            ---------------    --------------     --------------    ---------------

INCOME BEFORE FEDERAL INCOME TAX                    939,472           609,472          1,664,764          1,031,373

Federal income tax expense                          303,000           106,000            528,000            134,000
                                            ---------------    --------------     --------------    ---------------

NET INCOME BEFORE CUMULATIVE EFFECT
  OF CHANGE IN ACCOUNTING PRINCIPLE                 636,472           503,472          1,136,764            897,373

Cumulative effect of change in
  accounting principle (net of
  applicable income taxes)                                0                 0                  0            (42,210)
                                            ---------------    --------------     --------------    ---------------

NET INCOME                                  $       636,472    $      503,472     $    1,136,764    $       855,163
                                            ===============    ==============     ==============    ===============





                                   (Continued)

                           MERCANTILE BANK CORPORATION
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)



                                              Three Months       Three Months       Six Months         Six Months
                                                  Ended              Ended             Ended              Ended
                                              June 30, 2000      June 30, 1999     June 30, 2000      June 30, 1999
                                              -------------      -------------     -------------      -------------
Comprehensive income                        $       853,571    $      102,033     $    1,271,245    $       359,923
                                            ===============    ==============     ==============    ===============

Basic and diluted earnings per share
  before cumulative effect of change
  in accounting principle                   $          .26     $          .20     $          .46    $          .36

Per share cumulative effect of
  change in accounting principle                       .00                .00                .00              (.01)
                                            --------------     --------------     --------------    --------------

Basic and diluted earnings per share        $          .26     $          .20     $          .46    $          .35
                                            ==============     ==============     ==============    ==============

Average shares outstanding                        2,472,500         2,472,500          2,472,500         2,472,500
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

                          MERCANTILE BANK CORPORATION
                      CONDENSED CONSOLIDATED STATEMENTS OF
                         CHANGES IN SHAREHOLDERS' EQUITY
                                   (Unaudited)


                                                                                    Accumulated
                                                                                       Other             Total
                                                  Common             Retained      Comprehensive     Shareholders'
                                                   Stock             Earnings         Income            Equity
                                                   -----             --------         ------            ------
BALANCE, JANUARY 1, 1999                     $     28,181,798    $    (1,513,118)   $    31,836    $     26,700,516

Comprehensive income:
     Net income for the period from
       January 1, 1999 through
       June 30, 1999                                                     855,163                            855,163
     Change in net unrealized gain
       (loss) on securities available for
       sale, net of tax effect                                                         (495,240)           (495,240)
                                                                                                   ----------------
         Total comprehensive income                                                                         359,923
                                                                                                   ----------------





BALANCE, JUNE 30, 1999                       $     28,181,798    $      (657,955)   $  (463,404)   $     27,060,439
                                             ================    ===============    ===========    ================


BALANCE, JANUARY 1, 2000                     $     28,181,798    $       587,639    $  (801,568)   $     27,967,869

Comprehensive income:
     Net income for the period from
       January 1, 2000 through
       June 30, 2000                                                   1,136,764                          1,136,764
     Change in net unrealized gain
       (loss) on securities available for
       sale, net of tax effect and
       reclassification adjustments                                                     134,481             134,481
                                                                                                   ----------------
         Total comprehensive income                                                                       1,271,245
                                                                                                   ----------------


BALANCE, JUNE 30, 2000                       $     28,181,798    $     1,724,403    $  (667,087)   $     29,239,114
                                             ================    ===============    ===========    ================




     See accompanying notes to condensed consolidated financial statements.

                          MERCANTILE BANK CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)



                                                       Three Months     Three Months     Six Months     Six Months
                                                           Ended            Ended           Ended          Ended
                                                       June 30, 2000    June 30, 1999   June 30, 2000  June 30, 1999
                                                       -------------    -------------   -------------  -------------
CASH FLOWS FROM OPERATING ACTIVITIES
     Net income                                       $     636,472     $    503,472    $  1,136,764    $    855,163
     Adjustments to reconcile net income
       to net cash from operating activities
         Depreciation and amortization                      148,131           98,895         296,083         200,128
         Provision for loan losses                          360,000          480,900         945,000         935,900
         Loss on sale of securities                         275,321                0         275,321               0
         Net change in:
              Accrued interest receivable                    52,341         (159,680)       (340,263)       (289,444)
              Other assets                                  (38,968)        (602,594)       (353,451)       (886,730)
              Accrued expenses and other liabilities        633,167          462,149       1,733,966         683,568
                                                      -------------     ------------    ------------    ------------
                  Net cash from operating activities      2,066,464          783,142       3,693,420       1,498,585

Cash flows from investing activities
     Net increase in loans                              (27,050,755)     (32,008,514)    (67,017,480)    (61,980,184)
     Purchase of:
         Federal Home Loan Bank stock                             0         (784,900)              0        (784,900)
         Securities available for sale                   (7,082,889)      (2,965,657)    (11,881,639)     (7,904,574)
         Securities held to maturity                     (3,409,422)        (433,227)     (4,763,302)       (433,227)
         Premises and equipment                             (66,483)      (1,101,317)       (141,364)     (1,479,818)
     Proceeds from:
         Maturities and repayments of
           available for sale securities                    363,442        1,234,209       1,761,543       2,914,437
         Sales of available for sale securities           6,718,120                0       6,718,120               0
                                                      -------------     ------------    ------------    ------------
              Net cash from investing activities        (30,527,987)     (36,059,406)    (75,324,122)    (69,668,266)

Cash flows from financing activities
     Net increase in deposits                            27,164,078       28,815,840      66,783,871      73,813,230
     Net increase in other borrowed money                    20,000           13,325          20,236          13,325
     Net increase in securities sold under agreements
       to repurchase                                      1,907,161          870,248       2,470,559         827,991
                                                      -------------     ------------    ------------    ------------
         Net cash from financing activities              29,091,239       29,699,413      69,274,666      74,654,546

Net change in cash and cash equivalents                     629,716       (5,576,851)     (2,356,036)      6,484,865

Cash and cash equivalents at beginning of period         10,664,604       18,517,712      13,650,356       6,455,996
                                                      -------------     ------------    ------------    ------------

Cash and cash equivalents at end of period            $  11,294,320     $ 12,940,861    $ 11,294,320    $ 12,940,861
                                                      =============     ============    ============    ============

Supplemental disclosures of cash flow information
     Cash paid during the year for
         Interest                                     $   4,857,078     $  2,759,448    $  9,000,105    $  5,248,375
         Federal income tax                                 465,000          496,000         699,773         730,773
     Cash received during the year for
         Gain on termination of interest rate swap          275,000                0         275,000               0




     See accompanying notes to condensed consolidated financial statements.

                           MERCANTILE BANK CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


1.   BASIS OF PRESENTATION:

     The unaudited financial statements for the three and six months ended June 30, 2000 include the consolidated results of operations of Mercantile Bank Corporation ("Mercantile") and its wholly-owned subsidiaries, Mercantile Bank of West Michigan ("Bank") and MBWM Capital; Trust I ("Capital Trust"). These consolidated financial statements have been prepared in accordance with the Instructions for Form 10-Q and Rule 10-01 of Regulation S-X and do not include all disclosures required by generally accepted accounting principles for a complete presentation of Mercantile's financial condition and results of operations. In the opinion of management, the information reflects all adjustments (consisting only of normal recurring adjustments) which are necessary in order to make the financial statements not misleading and for a fair presentation of the results of operations for such periods. The results for the periods ended June 30, 2000 should not be considered as indicative of results for a full year. For further information, refer to the consolidated financial statements and footnotes included in the Corporation's annual report on Form 10-KSB for the year ended December 31, 1999.

     Interest Rate Hedge Agreements: Mercantile may enter into interest rate hedge agreements which involve the exchange of fixed and floating rate interest payments over the life of the agreement without the exchange of the underlying principal amounts. The differential to be paid or received is accrued as interest rates change and is recognized over the life of the agreements as an adjustment to interest income.


2.   ALLOWANCE FOR LOAN LOSSES

     The following is a summary of the activity in the allowance for loan losses account for the six months ended June 30, 2000 and 1999:


                                                                                        2000               1999
                                                                                        ----               ----
                  Balance at January 1                                              $   4,620,469    $    2,765,100
                      Charge-offs                                                         (46,384)                0
                      Recoveries                                                            8,400                 0
                      Provision for loan losses charged
                        to operating expense                                              945,000           935,900
                                                                                    -------------    --------------

                  Balance at June 30                                                $   5,527,485    $    3,701,000
                                                                                    =============    ==============


                                  (Continued)

                           MERCANTILE BANK CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


3.   LOANS

     Total loans at June 30, 2000 were $375.0 million compared to $308.0 million at December 31, 1999, an increase of $67.0 million or 21.7%. The components of the outstanding balances and percentage increase in loans from the end of 1999 to the end of the second quarter 2000 are as follows:

                                                                                                                Percent
                                                        June 30, 2000           December 31, 1999              Increase/
                                                           Balance        %           Balance          %      (Decrease)
                                                           -------        -           -------          -      ----------
                                                                                  (in thousands)
     Real Estate:
         Construction and land
           development                                 $    37,738       10.1%      $    37,225       12.1%         1.4%
         Secured by 1-4 family
           properties                                       29,912        8.0            22,535        7.3         32.7
         Secured by multi-family
           properties                                        2,229         .6             2,327         .8         (4.2)
         Secured by nonfarm
           nonresidential properties                       179,232       47.8           157,686       51.2         13.7

     Commercial                                            121,080       32.3            83,908       27.2         44.3
     Consumer                                                4,795        1.2             4,325        1.4         10.9
                                                       -----------     ------       -----------    -------

                                                       $   374,986      100.0%      $   308,006      100.0%        21.7%
                                                       ===========     ======       ===========    =======


4.   PREMISES AND EQUIPMENT - NET

     Premises and equipment are comprised of the following:

                                                                                     June 30,         December 31,
                                                                                       2000               1999
                                                                                       ----               ----
         Land and improvements                                                    $      443,408    $       443,408
         Buildings and leasehold improvements                                          2,162,762          2,111,049
         Furniture and equipment                                                       1,506,737          1,417,086
                                                                                  --------------    ---------------
                                                                                       4,112,907          3,971,543
         Less accumulated depreciation                                                   724,249            510,356
                                                                                  --------------    ---------------

         Premises and Equipment, net                                              $    3,388,658    $     3,461,187
                                                                                  ==============    ===============


     Depreciation expense for the second quarter of 2000 amounted to $107,457.


                                  (Continued)

                          MERCANTILE BANK CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)



5.   DEPOSITS

Total deposits at June 30, 2000 were $361.6 million compared to $294.8 million at December 31, 1999, an increase of $66.8 million or 22.7%. The components of the outstanding balances and percentage increase in deposits from the end of 1999 to the end of the second quarter 2000 are as follows:

                                                                                                        Percent
                                         June 30, 2000                December 31, 1999                 Increase/
                                            Balance           %            Balance          %          (Decrease)
                                         -------------     -------       -----------     -------       ----------
                                                                         (in thousands)
Noninterest-bearing demand                 $    24,631         6.8%      $    19,513         6.6%         26.2%
Interest-bearing checking                       11,091         3.1            11,040         3.7            .5
Money market                                     5,051         1.4             5,605         1.9          (9.9)
Savings                                         33,595         9.3            39,737        13.5         (15.5)
Time, under $100,000                             4,833         1.3             4,873         1.7           (.8)
Time, $100,000 and over                         42,495        11.8            22,573         7.7          88.3
                                           -----------     -------       -----------      ------
                                               121,696        33.7           103,341        35.1          17.8
Out-of-area time,
    under $100,000                              61,433        17.0            71,997        24.4         (14.7)
Out-of-area time,
    $100,000 and over                          178,484        49.3           119,490        40.5          49.4
                                           -----------     -------       -----------      ------
                                               239,917        66.3           191,487        64.9          25.3
                                           -----------     -------       -----------      ------

         Total deposits                    $   361,613       100.0%      $   294,828       100.0%         22.7%
                                           ===========     =======       ===========      ======





6.   BORROWINGS

     Information relating to securities sold under agreements to repurchase follows:



                                                                            June 30,           December 31,
                                                                              2000                 1999
                                                                              ----                 ----
         Outstanding balance at end of period                            $  29,077,848         $  26,607,289
         Average interest rate at end of period                                   4.73%                 4.22%

         Average balance during the period                               $  25,574,129         $  20,229,314
         Average interest rate during the period                                  4.42%                 4.13%

         Maximum month end balance during the period                     $  29,077,848         $  26,607,289


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



                                  (Continued)

                           MERCANTILE BANK CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


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

     A summary of the notional or contractual amounts of financial instruments with off-balance-sheet risk at June 30, 2000 and December 31, 1999 follows:


                                                                                     June 30,         December 31,
                                                                                       2000               1999
                                                                                       ----               ----
         Commercial unused lines of credit                                        $   90,650,474    $    87,488,616
         Unused lines of credit secured by 1-4 family
           residential properties                                                      7,066,833          6,112,897
         Credit card unused lines of credit                                            4,254,880          3,419,628
         Other consumer unused lines of credit                                         4,003,411          3,126,906
         Commitments to make loans                                                    27,523,000         26,395,600
         Standby letters of credit                                                    31,996,366         28,963,217
                                                                                  --------------    ---------------
                                                                                  $  165,494,964    $   155,506,864
                                                                                  ==============    ===============




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


                                   (Continued)

                           MERCANTILE BANK CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


8.   REGULATORY MATTERS (Continued)

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

     Actual capital levels (in thousands) and minimum required levels for Mercantile and the Bank were:




                                                                                             Minimum Required
                                                                                                to be Well
                                                                   Minimum Required          Capitalized Under
                                                                      for Capital            Prompt Corrective
                                               Actual              Adequacy Purposes        Action Regulations
                                               ------              -----------------        ------------------
                                        Amount       Ratio         Amount       Ratio        Amount       Ratio
                                        ------       -----         ------       -----        ------       -----

     June 30, 2000
     -------------
       Total capital (to risk
         weighted assets)
          Consolidated                $    51,265    12.0%      $    34,286      8.0%     $    42,858     10.0%
          Bank                             49,304    11.6            34,165      8.0           42,706     10.0
       Tier 1 capital (to risk
         weighted assets)
          Consolidated                     39,875     9.3            17,150      4.0           25,725      6.0
          Bank                             43,955    10.3            17,090      4.0           25,635      6.0
       Tier 1 capital (to
         average assets)
          Consolidated                     39,875     9.3            17,249      4.0           21,561      5.0
          Bank                             43,955    10.2            17,176      4.0           21,470      5.0

     December 31, 1999
     -----------------
       Total capital (to risk
         weighted assets)
          Consolidated                $    49,275    13.7%      $    28,830      8.0%     $    36,038     10.0%
          Bank                             47,402    13.2            28,714      8.0           35,893     10.0
       Tier 1 capital (to risk
         weighted assets)
          Consolidated                     38,359    10.6            14,420      4.0           21,630      6.0
          Bank                             42,914    12.0            14,363      4.0           21,544      6.0
       Tier 1 capital (to
         average assets)
          Consolidated                     38,359    10.9            14,097      4.0           17,621      5.0
          Bank                             42,914    12.2            14,042      4.0           17,554      5.0


Mercantile and the Bank were categorized as well capitalized at June 30, 2000 and year-end 1999.




                                  (Continued)

                         MERCANTILE BANK CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


8.   REGULATORY MATTERS (Continued)

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

     The capital levels of Mercantile as of June 30, 2000 include an adjustment for the 1.6 million trust preferred securities issued by Capital Trust subject to certain limitations. Federal Reserve guidelines limit the amount of trust preferred securities, which can be included in Tier 1 capital of Mercantile to 25% of total Tier 1 capital. As of June 30, 2000, approximately $10.0 million of the $16.0 million of the trust preferred securities were included as Tier 1 capital with the remaining $6.0 million included as Tier 2 capital, a component of risk-based capital.

     The Bank is generally prohibited from making a dividend payment if thereafter the Bank would be undercapitalized. Further, in order to comply with the FDIC order granting it deposit insurance, the Bank may not, prior to December 15, 2000, pay a dividend in an amount which would cause the Bank's Tier 1 leverage ratio to be less than 8%.

                           MERCANTILE BANK CORPORATION
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion compares the financial condition of Mercantile Bank Corporation ("Mercantile") and its wholly-owned subsidiaries, Mercantile Bank of West Michigan ("Bank") and MBWM Capital Trust I ("Capital Trust"), at June 30, 2000 to December 31, 1999 and the results of operations for the three and six months ended June 30, 2000 and June 30, 1999. Capital Trust was formed in September 1999 for the sole purpose of issuing capital securities. This discussion should be read in conjunction with the interim consolidated condensed financial statements and footnotes included herein.

Mercantile's election to become a financial holding company pursuant to Title I of the Gramm-Leach-Bliley Act and implementing Federal Reserve Board regulations was effective March 23, 2000. At the present time, Mercantile has no plans to engage in any of the expanded activities permitted under the new regulations.

During the second quarter Mercantile was engaged in preliminary discussions with several unaffiliated financial institutions to explore the possibility of an acquisition by Mercantile. To date the discussions have been exploratory in nature and no likely acquisition candidate has been identified. Mercantile expects that such discussions will continue with these or other financial institutions in future periods.

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

FINANCIAL CONDITION
During the first six months of 2000 the assets of the Corporation increased from $368.0 million on December 31, 1999, to $440.3 million on June 30, 2000. This represents a total increase in assets of $72.3 million, or 19.6%. The asset growth was comprised primarily of a $66.1 million increase in net loans and an increase of $8.1 million in investment securities. The increase in assets was primarily funded by a $66.8 million growth in deposits, an increase of $2.5 million in securities sold under agreements to repurchase and a decrease in cash and cash equivalents of $2.4 million.

                                  (Continued)

                         MERCANTILE BANK CORPORATION
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

Commercial loans increased by $59.2 million during the first six months of 2000, and at June 30, 2000 totaled $340.3 million, or 90.8% of the total loan portfolio. The continued significant concentration in commercial loans and the rapid growth of this portion of business is in keeping with the stated strategy of focusing a substantial amount of efforts on "wholesale" banking. Corporate and business lending is an area of expertise for all of Mercantile's senior management team. Commercial loans are also the assets most easily originated and managed by the fewest number of staff, thus reducing overhead through necessitating fewer full-time equivalents (FTE's)/$million in assets. It is also the commercial sector of our business that generates the greatest amount of local deposits, and it is virtually the only source of significant demand deposits.

Residential mortgage and consumer loans also increased by $7.4 million and $0.5 million, respectively, during the first six months of 2000, and as of June 30, 2000 totaled a combined $34.7 million. As the extremely rapid growth of our commercial loans portfolio gradually slows, the retail portion of our loan assets should increase as a percentage of total loans. However, our strategy for growth and profitability will result in the commercial sector of the lending efforts and resultant assets continuing to be the dominant portfolio category.

The quality of Mercantile's loan portfolio remains very strong. Net loan charge-offs during the first six months of 2000 totaled $37,984, or only 0.01% of average total loans. Past due loans and nonacccrual loans at June 30, 2000 totaled $120,443, or only 0.03% of total loans. Management believes it has instilled a strong credit culture within the lending departments as it pertains to the underwriting and administration processes, which in part is reflected in the loan charge-off and delinquency ratios. A vast majority of loans are extended directly to companies and individuals doing business and residing within the Grand Rapids metropolitan area, although subject to the same underwriting criteria, Mercantile participates in commercial lending transactions with certain non-affiliated commercial banks outside the immediate area.

Deposits increased $66.7 million during the first six months of 2000, totaling $361.6 million at June 30, 2000. Local deposits increased $18.4 million, or 17.8%, while out-of-area deposits increased $48.4 million, or 25.3%. Although the level of local deposits has modestly declined as a percent of total deposits from 35.1% as of December 31, 1999 to 33.7% at June 30, 2000 due to the higher level of growth in out-of-area deposits, there have been significant dollar volume increases in local deposits. Noninterest-bearing demand deposits, comprising 6.8% of total deposits, increased $5.1 million during the first six months of 2000, while interest-bearing checking accounts (3.1% of total deposits) remained virtually unchanged and money market deposit accounts (1.4% of total deposits) decreased by $0.5 million. Savings deposits, comprising 9.3% of total deposits, decreased by $6.4 million during the first six months of 2000. The decline in savings deposits, which took place primarily during the first quarter of 2000, is believed to be due to business customers using their funds for various business purposes. Certificates of deposit, comprising 13.1% of total deposits, increased by $19.9 million during the first six months of 2000.

Out-of-area deposits totaled $239.9 million, or 66.3% of total deposits, as of June 30, 2000. Out-of-area deposits consist primarily of certificates of deposit obtained from depositors located outside the market area and placed by deposit brokers for a fee, but also include certificates of deposit obtained from the deposit owners directly. Out-of-area deposits are utilized to support the asset growth of Mercantile, and are generally a lower cost source of funds when compared to the interest rates that would have to be offered in the local market to generate a sufficient level of funds. In addition, the overhead costs associated with the out-of-area deposits are considerably less than the overhead costs that would be incurred to administer a similar level of local deposits. Although local deposits have and are expected to increase as new business, governmental and consumer deposit relationships are established and as existing customers increase their deposit accounts, the high reliance on out-of-area deposits will likely remain.




                                  (Continued)

                         MERCANTILE BANK CORPORATION
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

Securities sold under agreements to repurchase increased by $2.5 million during the first six months of 2000. Part of Mercantile's sweep account program, collected funds from certain business noninterest-bearing checking accounts are invested into over-night interest-bearing repurchase agreements. Although not considered a deposit account and therefore not afforded federal deposit insurance, the repurchase agreements have characteristics very similar to that of business checking deposit accounts.


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

Mercantile's liquidity strategy is to fund loan growth with deposits and repurchase agreements and to maintain an adequate level of short- and medium-term investments to meet typical daily loan and deposit activity. Although deposit and repurchase agreement growth from depositors located in the market area have consistently increased, the growth has not been sufficient to meet the substantial loan growth and provide monies for additional investing activities. To assist in providing the additional needed funds Mercantile has regularly obtained certificates of deposit from customers outside of the market area and placed by deposit brokers for a fee, but also included certificates of deposit obtained from the deposit owners directly. As of June 30, 2000, out-of-area deposits totaled approximately $239.9 million, or 61.4% of combined deposits and repurchase agreements, an increase from the $191.5 million, or 59.6% of combined deposits and repurchase agreements, as of December 31, 1999. Reliance on out-of-area deposits is expected to be ongoing due to the planned future growth.

Mercantile has the ability to borrow money on a daily basis through correspondent banks via established federal funds purchased lines; however, this is viewed as only a secondary and temporary source of funds. The federal funds purchased lines were utilized on several occasions during the first six months of 2000, but the balance averaged only $0.3 million, or 0.07% of average assets. Mercantile's federal funds sold position averaged $9.0 million, or 2.2% of average assets, during the first six months of 2000. In addition, the Bank joined the Federal Home Loan Bank of Indianapolis (FHLBI) during 1999, providing access to the FHLBI's borrowing programs. Based on ownership of FHLBI stock and available collateral at June 30, 2000, the Bank could borrow up to about $15.0 million. The Bank has yet to use its established borrowing line at the FHLBI.

In addition to normal loan funding and deposit flow, Mercantile also needs to maintain liquidity to meet the demands of certain unfunded loan commitments and standby letters of credit. As of June 30, 2000, Mercantile had a total of $133.5 million in unfunded loan commitments and $32.0 million in unfunded standby letters of credit. Of the total unfunded loan commitments, $106.0 million were commitments available as lines of credit to be drawn at any time as customers' cash needs vary, and $27.5 million were for loan commitments scheduled to close and become funded within the next three months. Mercantile monitors fluctuations in loan balances and commitment levels, and includes such data in its overall liquidity management.




                                  (Continued)

                         MERCANTILE BANK CORPORATION
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


CAPITAL RESOURCES
Shareholders' equity is a noninterest-bearing source of funds that provides support for asset growth. Shareholders' equity was $29.2 million and $28.0 million at June 30, 2000 and December 31, 1999, respectively. The increase during the first six months of 2000 is primarily attributable to net income from operations, which totaled $1.1 million. Shareholders' equity was also positively impacted during the first six months of 2000 by a $0.1 million mark-to-market adjustment for available for sale securities as defined in SFAS No. 115. The adjustment is due solely to changes in the interest rate environment in 2000.

In September 1999 Mercantile, through its wholly-owned business trust subsidiary Capital Trust, issued 1.6 million shares of trust preferred stock at $10.00 per share. Substantially all of the net proceeds were ultimately contributed to the Bank and were used to support anticipated growth in assets, fund investments in loans and securities, and for general corporate purposes. Although not part of shareholder's equity, subject to certain limitations the trust preferred securities are considered a component of capital for purposes of calculating regulatory capital ratios. At June 30, 2000, $10.0 million of the $16.0 million was considered Tier 1 capital, with the remaining amount included as Tier 2 capital. The amount includable as Tier 1 capital is expected to gradually increase in future periods as shareholders' equity increases from anticipated net income from operations.

Mercantile and the Bank are subject to regulatory capital requirements administered by the State of Michigan and federal banking agencies. Failure to meet the various capital requirements can initiate regulatory action that could have a direct material effect on the financial statements. Since the Bank began operations, both Mercantile and the Bank have been categorized as "Well Capitalized," the highest classification contained within the banking regulations. The capital ratios of Mercantile and the Bank as of June 30, 2000 and December 31, 1999 are disclosed under Note 8 of the Notes to Consolidated Financial Statements.

The ability of Mercantile and the Bank to pay cash and stock dividends is subject to limitations under various laws and regulations and to prudent and sound banking practices. No cash or stock dividends have been paid by Mercantile since inception.


RESULTS OF OPERATIONS
Net operating income for the second quarter of 2000 was $636,472 ($0.26 per basic and diluted share), which compares favorably to the net income of $503,472 ($0.20 per basic and diluted share) recorded during the second quarter of 1999. Net operating income for the first six months of 2000 was $1,136,764 ($0.46 per basic and diluted share), which also compares favorably to the net income of $855,163 ($0.35 per basic and diluted share) recorded during the first six months of 1999. The results of operations for the first six months of 1999 includes a one-time $42,210 ($0.01 per share) after-tax charge reflecting a mandated AICPA accounting charge for organization costs. These costs were being amortized over the then-standard five-year period; however, effective January 1, 1999, the remaining balance was expensed and is reflected in the Consolidated Financial Statements as a change in accounting principle. The improvement in net operating income during both time periods is primarily the result of an increase in net interest income, a reduction of provisions to the allowance for loan losses and greater employee efficiency.


                                  (Continued)

                         MERCANTILE BANK CORPORATION
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

Interest income during the second quarter of 2000 was $8,848,268, a substantial increase over the $5,212,444 earned during the second quarter of 1999. Interest income during the first six months of 2000 was $16,712,449, a significant increase over the $9,743,639 earned during the first six months of 1999. The growth in interest income during both time periods is primarily attributable to an increase in earning assets. During the second quarter of 2000 earning assets averaged $417.9 million, a level substantially higher than the average earning assets of $266.1 million during the second quarter of 1999. Increase in total loans and investment securities accounted for 86.2% and 12.3% of the growth in average earnings assets, respectively. During the first six months of 2000, earning assets averaged $400.7 million, a level significantly higher than the average earning assets of $250.3 million during the same time period in 1999. Increase in total loans and investment securities accounted for 86.8% and 12.1% of the growth in average earnings assets, respectively. Also adding to the growth in interest income during the second quarter of 2000 and the first six months of 2000 is the increase in yield on earning assets. During the second quarter of 2000 and 1999, earnings assets had a weighted average rate of 8.56% and 7.85%, respectively. During the first six months of 2000 and 1999 earning assets had a weighted average rate of 8.36% and 7.79% respectively. This increase is primarily due to the overall increase of market interest rates during the last twelve months, in part evidenced by the 150 basis point rise in the Prime Rate since June 30, 1999.

Interest expense during the second quarter of 2000 was $5,844,268, a significant increase over the $2,947,730 expensed during the second quarter of 1999. Interest expense during the first six months of 2000 was $10,911,035, a substantial increase over the $5,549,147 expensed during the first six months of 1999. The growth in interest expense is primarily attributable to the growth in assets, which necessitated an increase in funding liabilities. During the second quarter of 2000, interest-bearing liabilities averaged $374.5 million, a level substantially higher than average interest-bearing funds of $230.1 million during the second quarter of 1999. During the first six months of 2000, interest-bearing liabilities averaged $358.9 million, a level substantially higher than average interest-bearing funds of $214.9 million during the same time period in 1999. Also adding to the growth in interest expense during the second quarter of 2000 and the first six months of 2000 is the increase in cost of funds. During the second quarter of 2000 and 1999, interest-bearing liabilities had a weighted average rate of 6.26% and 5.14%, respectively. During the first six months of 2000 and 1999 interest-bearing liabilities had a weighted average rate of 6.10% and 5.18%, respectively. This cost of funds increase is primarily due to the September 1999 issuance of trust preferred securities, an increased reliance on out-of-area deposits, an increasing interest rate environment and a reduction of equity capital as a percent of total assets, as reflected on Table 1.

To support Mercantile's regulatory capital structure, $16.0 million in trust preferred securities were issued in September of 1999. Including the amortization of the broker underwriting fee, the trust preferred securities carry a relatively high rate of 9.81%. Although deposit and repurchase agreement growth from depositors located in the market area have consistently increased, the growth has not been sufficient to meet the substantial loan growth and provide monies for additional investing activities. As a result, the reliance on out-of-area deposits has increased. As a percent of total deposits and repurchase agreements out-of-area deposits comprised an average of 64.1% during the second quarter of 2000, up from the 54.9% during the second quarter of 1999, and were 63.2% during the first six months of 2000 compared to 54.1% during the same time period in 1999. Due to the planned and expected leveraging of shareholders' equity, the level of shareholders' equity as a percent of average assets has declined. During the second quarter of 2000, shareholders' equity averaged 6.7% of average assets, a decline from the 9.9% level during the second quarter of 1999. During the first six months of 2000, shareholders' equity averaged 6.9% of average assets, a decline from the 10.4% level during the first six months of 1999. The decline in shareholders' equity as a percent of average assets has necessitated an off-setting increase in interest-bearing liabilities. The increase in market interest rates, as mentioned previously, has also added to the level of interest expense.


                                  (Continued)

                          MERCANTILE BANK CORPORATION
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS


Net interest income during the second quarter of 2000 was $3,004,000, a significant increase of 32.6% over the $2,264,714 earned during the second quarter of 1999. Net interest income during the first six months of 2000 was $5,801,414, a substantial increase of 38.3% over the $4,194,492 earned during the same time period in 1999. The net interest spread declined from 3.31% during the second quarter of 1999 to 2.86% in second quarter of 2000, and declined from 3.28% during the first six months of 1999 to 2.87% in the first six months of 2000. Although Mercantile experienced significant asset growth during the second quarter of 2000 and the first six months of 2000 when compared to the same time periods in 1999, the net interest spread declined primarily due to the aforementioned September 1999 issuance of trust preferred securities, an increased reliance on out-of-area deposits, an increasing interest rate environment and a reduction of equity capital as a percent of total assets.

The following table (Table 1) sets forth certain information relating to Mercantile's consolidated average interest earning assets and interest-bearing liabilities and reflects the average yield on assets and average cost of liabilities for the second quarter of 2000 and 1999. Such yields and costs are derived by dividing income or expense by the average daily balance of assets or liabilities, respectively, for the period presented. For tax-exempt securities interest income and yield have been computed on a tax equivalent basis using a marginal tax rate of 34%.


                                                                TABLE 1
                                                          QUARTERS ENDED JUNE 30,
                                               2 0 0 0                                     1 9 9 9
                                Average                    Average         Average                     Average
                                Balance       Interest      Rate           Balance        Interest      Rate
                                -------       --------      ----           -------        --------      ----
                                                          (dollars in thousands)
ASSETS
   Loans                     $   361,280    $     7,945        8.82%     $   230,483    $     4,696        8.17%
   Investment securities          47,303            823        6.96           28,634            433        6.07
   Federal funds sold              9,265            147        6.36            6,451             76        4.73
   Short term investments             58              1        4.72              586              7        4.79
                             -----------    -----------     -------      -----------    -----------     -------
     Total interest-earning
       assets                    417,906          8,916        8.56          266,154          5,212        7.85

   Allowance for loan losses      (5,391)                                     (3,393)
   Other assets                   18,716                                      11,734
                             -----------                                 -----------
     Total assets            $   431,231                                 $   274,495
                             ===========                                 ===========

LIABILITIES AND
  SHAREHOLDERS' EQUITY
   Interest-bearing deposits $   331,597          5,141        6.22      $   213,432          2,776        5.22
   Short-term borrowings          26,868            302        4.51           16,674            172        4.14
   Long-term borrowings           16,027            401        9.81
                             -----------    -----------     -------
     Total interest-bearing
       liabilities               374,492          5,844        6.26          230,106          2,948        5.14

   Noninterest-bearing
     deposits                     23,700                                      16,235
   Other liabilities               4,290                                       1,026
   Shareholders' equity           28,749                                      27,128
                             -----------                                 -----------
     Total liability and
       shareholders' equity  $   431,231                                 $   274,495
                             ===========                                 ===========

   Net interest income                      $     3,072                                 $     2,264
                                            ===========                                 ===========
   Net interest rate spread                                    2.30%                                       2.71%
                                                            =======                                     =======
   Net interest rate spread
     on average assets                                         2.86%                                       3.31%
                                                            =======                                     =======
   Net interest margin on
     earning assets                                            2.95%                                       3.41%
                                                            =======                                     =======

                                  (Continued)

                         MERCANTILE BANK CORPORATION
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

Provisions to the allowance for loan losses during the second quarter of 2000 were $360,000, a decrease from the $480,900 expensed during the same time period in 1999. Provisions to the allowance for loan losses during the first six months of 2000 were $945,000, a level similar to the $935,900 expensed during the same time period in 1999. The reduction in provision expense during the second quarter of 2000 reflects a reduction in loan growth experienced during the quarter when compared to the second quarter of 1999, while the similar level of provision expense on a year-to-date basis in 2000 and 1999 reflects a similar level of loan growth during the time periods. Net loan charge-offs during the second quarter of 2000 were only $20,403 compared to net loan charge-offs of $0 during the second quarter of 1999. During the first six months of 2000 net loan charge-offs totaled only $37,984 compared to net loan charge-offs of $0 during the same time period in 1999. The allowance for loan losses as a percentage of total loans outstanding as of June 30, 2000 was 1.47%.

In each accounting period, the allowance for loan and lease losses (allowance) is adjusted by management to the amount believed necessary to maintain the allowance at adequate levels. Through its loan review and credit department, management attempts to allocate specific portions of the allowance based on specifically identifiable problem loans. Management's evaluation of the allowance is further based on, although not limited to, consideration of the internally prepared Loan Loss Reserve Analysis ("Reserve Analysis"), composition of the loan portfolio, third party analysis of the loan administration processes and loan portfolio and general economic conditions. In addition, Mercantile's status as a de novo banking organization and the rapid loan growth since inception is taken into account.

The Reserve Analysis, used since the inception of the Bank and completed monthly, applies reserve allocation factors to outstanding loan balances to calculate an overall allowance dollar amount. For commercial loans, which have averaged about 92% of total loans, reserve allocation factors are based upon the loan ratings as determined by Mercantile's comprehensive loan rating paradigm which is administered by the loan review function. For retail loans reserve allocation factors are based upon the type of credit. The reserve allocation factors are based on the experience of senior management making similar loans in the same community over the past 12 years. The Reserve Analysis is under regular review by senior management and Board of Directors and is adjusted periodically based upon identifiable trends and experience.

Noninterest income during the second quarter of 2000 was $265,833, a significant increase over the $205,835 earned during the same time period in 1999. Noninterest income during the first six months of 2000 was $489,191, a substantial increase over the $415,558 earned during the same time period in 1999. Service charge income on deposits and repurchase agreements increased $34,448 (70.4%) during the second quarter of 2000 over that earned in the second quarter of 1999, and during the first six months of 2000 increased $68,974 (76.9%) over that earned in the comparable time period in 1999. The strong increases during both time periods primarily results from new accounts opened during the last 12 months. Other increases in noninterest income during both time periods, also generally reflecting additional new accounts, include letter of credit fees and credit card fees. Reflecting increasing interest rates and the resulting decline in residential mortgage loan refinancings, fees earned on referring residential mortgage loan applicants to various third parties declined during both time periods.

                                  (Continued)

                         MERCANTILE BANK CORPORATION
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


To reduce the negative impact of rising interest rates on net interest income, during the second quarter Mercantile entered into a $50 million two-year interest rate swap agreement with a correspondent bank. Due to market expectations and the resulting impact on the value of the interest rate swap agreement, management decided to terminate the interest rate swap agreement and "lock-in" the earned benefit shortly thereafter. A termination fee of $275,000 was received from the correspondent bank. At the same time management elected to sell approximately $7.0 million in relatively low-yielding U.S. Government-Sponsored Agency callable bonds and reinvest the monies in higher-yielding U.S. Government-Sponsored mortgage-backed securities. The loss on the sale of the bonds totaled $275,321; however, the consummation of this transaction will generate a higher level of interest income than would have otherwise been earned over at least the next three years on a present value basis while at the same time the interest rate risk position has been improved.

Noninterest expense during the second quarter of 2000 was $1,970,361, a significant increase over the $1,380,177 expensed during the same time period in 1999. Noninterest expense during the first six months of 2000 was $3,680,841, a significant increase over the $2,642,777 expensed during the same time period in 1999. An increase in all major overhead cost categories, including salaries and benefits, occupancy, and furniture and equipment, was recorded. The increases primarily result from the hiring of additional staff and the opening of a combined branch and operations center. During the past 12 months the number of full time equivalent employees has increased from 47 to 65, while on July 1, 1999 Mercantile's newly constructed combined branch and operations center was opened. All other noninterest costs have also increased, generally reflecting additional expenses required to administer the significantly increased loan and deposit base.

While the dollar volume of noninterest costs have increased, as a percent of average assets the level has substantially declined as a result of Mercantile's growth and realized operating efficiencies. During the second quarter of 2000 noninterest costs were 1.8% of average assets on an annualized basis, a significant decline from the 2.0% level during the same time period in 1999. During the first six months of 2000, noninterest costs were 1.8% of average assets on an annualized basis, a significant decline from the 2.1% level during the same time period in 1999. Monitoring and controlling noninterest costs, while at the same time providing high quality service to customers, is of utmost importance to Mercantile. The efficiency ratio, computed by dividing noninterest expenses by net interest income plus noninterest income, was 60.3% and 58.5% during the second quarter and first six months of 2000, respectively. The efficiency ratio during the second quarter and first six months of 1999 were 55.9% and 57.3%, respectively. The increased efficiency ratios are due entirely from a lower net interest spread (reasons discussed earlier), as noninterest costs have actually declined as a percent of average assets.

Federal income tax expense was $303,000 and $528,000 during the second quarter and first six months of 2000, respectively. Federal income tax expense was $106,000 and $134,000 during the second quarter and first six months of 1999, respectively. During fiscal 1999 Mercantile used tax-loss carryforwards generated in 1997 and 1998 to reduce federal income tax expense. These tax-loss carryforwards were fully utilized over the course of fiscal 1999. Due to continued profitable growth, Mercantile is now required to expense the full statutory tax rate in fiscal 2000.

                           MERCANTILE BANK CORPORATION
           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

                                  (Continued)

                         MERCANTILE BANK CORPORATION
           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There are two interest rate risk measurement techniques used by Mercantile. The first, which is commonly referred to as GAP analysis, measures the difference between the dollar amounts of interest sensitive assets and liabilities that will be refinanced or repriced during a given time period. A significant repricing gap could result in a negative impact to the net interest margin during periods of changing market interest rates. The following table depicts Mercantile's GAP position as of June 30, 2000 (dollars in thousands):


                                             Within        Three to        One to           After
                                              Three         Twelve          Five            Five
                                             Months         Months          Years           Years          Total
                                             ------         ------          -----           -----          -----
Assets:
   Commercial loans                       $   118,105     $     9,925    $   202,427    $     9,822     $   340,279
   Residential real estate loans                7,457           1,961         14,262          6,232          29,912
   Consumer loans                                 868             740          3,047            140           4,795
   Investment securities (1)                      785             103         15,638         33,530          50,056
   Federal funds sold                           2,200                                                         2,200
   Short term investments                          73                                                            73
   Allowance for loan losses                                                                 (5,527)         (5,527)
   Other assets                                                                              18,529          18,529
                                                                                        -----------
     Total assets                             129,488          12,729        235,374         62,726         440,317

Liabilities:
   Interest-bearing checking                   11,091                                                        11,091
   Savings                                     33,595                                                        33,595
   Money market accounts                        5,051                                                         5,051
   Time deposits < $100,000                    19,533          40,070          6,663                         66,266
   Time deposits $100,000 and over             69,024         125,637         26,318                        220,979
   Short-term borrowings                       29,078                                                        29,078
   Long-term borrowings                            34                                        16,000          16,034
   Noninterest-bearing checking                                                              24,631          24,631
   Other liabilities                                                                          4,353           4,353
                                                                                        -----------     -----------
     Total liabilities                        167,406         165,707         32,981         44,984         411,078

Shareholders' equity                                                                         29,239          29,239
                                          -----------     -----------    -----------    -----------     -----------

Total sources of funds                        167,406         165,707         32,981         74,223         440,317
                                          -----------     -----------    -----------    -----------     -----------

Net asset (liability) GAP                 $   (37,918)    $  (152,978)   $   202,393    $   (11,497)    $         0
                                          ===========     ===========    ===========    ===========     ===========

Cumulative GAP                            $   (37,918)    $  (190,896)   $    11,497
                                          ===========     ===========    ===========

Percent of cumulative GAP to
  total assets                                   (8.6)%         (43.3)%          2.6%
                                          ===========     ===========    ===========


(1) Mortgage-backed securities are categorized by expected final maturities based upon prepayment trends as of June 30, 2000

                                   (Continued)

                         MERCANTILE BANK CORPORATION
           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK


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

Mercantile conducted multiple simulations as of June 30, 2000, whereby it was assumed that a simultaneous, instant and sustained change in market interest rates occurred. The following table reflects the suggested impact on net interest income over the next twelve months, which are well within the policy parameters established to manage and monitor interest rate risk.



                                                      Dollar Change In                Percent Change In
     Interest Rate Scenario                          Net Interest Income             Net Interest Income
     ----------------------                          -------------------             -------------------
     Interest rates down 200 basis points            $     302,835                         2.3%

     Interest rates down 100 basis points                   34,043                         0.3

     No change in interest rates                          (235,786)                       (1.7)

     Interest rates up 100 basis points                   (367,431)                       (2.7)

     Interest rates up 200 basis points                   (495,154)                       (3.7)



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

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

From time to time, Mercantile may be involved in various legal proceedings that is incidental to its business. In the opinion of management, Mercantile is not a party to any current legal proceedings that are material to the financial condition of Mercantile, either individually or in the aggregate.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

Not applicable.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

At its Annual Meeting held on April 20, 2000, Mercantile's stockholders voted to elect four directors, Susan K. Jones, Lawrence W. Larsen, Michael H. Price and Dale J. Visser, each for a three year term expiring at the Annual Meeting of the stockholders of the Corporation in 2003. The results of the election were as follows:


                                                           Votes                  Votes                Broker
               Nominee                                      For                 Withheld              Non Votes
               -------                                      ---                 --------              ---------
         Susan K. Jones                                  2,295,486                14,210                 0
         Lawrence W. Larsen                              2,295,486                14,210                 0
         Michael H. Price                                2,295,486                14,210                 0
         Dale J. Visser                                  2,294,246                15,210                 0


The terms of office of the following directors (who were not up for election) continued after the Annual Meeting: Betty S. Burton, Edward J. Clark, Peter A. Cordes, C. John Gill, David M. Hecht, Gerald R. Johnson, Jr., Calvin D. Murdock, Donald Williams, Sr. and Robert M. Wynalda.

Also at its Annual Meeting held on April 20, 2000, Mercantile's stockholders voted to approve the 2000 Employee Stock Option Plan (the "Plan"). The Plan is intended to make additional stock options, not to exceed 120,000 shares, available to be granted by the Board of Directors to present and new employees of Mercantile or any subsidiary. The results of the vote were as follows:


            Votes                                          Votes                  Votes                Broker
             For                                          Against               Abstained             Non Votes
             ---                                          -------               ---------             ---------
         2,151,286                                         141,590                16,820                 0


ITEM 5.  OTHER INFORMATION.

Not applicable.




                                  (Continued)

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

        27              Financial Data Schedule

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 11, 2000.


                           MERCANTILE BANK CORPORATION



                           By:  /s/ Gerald R. Johnson, Jr.
                                ----------------------------------------
                           Gerald R. Johnson, Jr.
                           Chairman of the Board and Chief Executive Officer (Principal Executive Officer)





                           By:  /s/ Michael H. Price
                              ------------------------------------------
                           Michael H. Price
                           President and Chief Operating Officer





                           By:  /s/ Charles E. Christmas
                              ------------------------------------------
                           Charles E. Christmas
                           Chief Financial Officer and Treasurer
                           (Principal Financial and Accounting Officer)

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