Form 10-Q
period 2000-09-30
MERCANTILE BANK CORP
filed 2000-11-13
CIK 1042729

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended September 30, 2000

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

At November 10, 2000, there were 2,472,500 shares of Common Stock outstanding.

                           MERCANTILE BANK CORPORATION

                                      INDEX



PART 1.       Financial Information                                                                    Page No.
              ---------------------                                                                    --------

              Item I.    Financial Statements

              Consolidated Balance Sheets -
                September 30, 2000 (Unaudited) and December 31, 1999.................................        3

              Consolidated Statements of Income -
                Three and Nine Months Ended September 30, 2000 (Unaudited)
                and September 30, 1999 (Unaudited)...................................................        4

              Consolidated Statements of Changes in Shareholders Equity - Nine
                months ended September 30, 2000 (Unaudited) and
                September 30, 1999 (Unaudited).......................................................        5

              Consolidated Statements of Cash Flows - Three and
                Nine Months Ended September 30, 2000 (Unaudited) and
                September 30, 1999 (Unaudited).......................................................        6

              Notes to Consolidated Financial Statements (Unaudited).................................        7

              Item 2.  Management's Discussion and Analysis of Financial
                Condition and Results of Operations..................................................       13

              Item 3.  Quantitative and Qualitative Disclosures About Market Risk....................       22



PART II.      Other Information
              -----------------

              Item 1.  Legal Proceedings.............................................................       25

              Item 2.  Changes in Securities and Use of Proceeds.....................................       25

              Item 3.  Defaults upon Senior Securities...............................................       25

              Item 4.  Submission of Matters to a Vote of Security Stockholders......................       25

              Item 5.  Other Information.............................................................       25

              Item 6.  Exhibits and Reports on Form 8-K..............................................       25

              Signatures.............................................................................       26

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                           MERCANTILE BANK CORPORATION
                           CONSOLIDATED BALANCE SHEETS


                                                                                 September 30,       December 31,
                                                                                     2000                1999
                                                                                     ----                ----
                                                                                  (Unaudited)
ASSETS
     Cash and due from banks                                                    $    10,256,493    $      6,570,631
     Short-term investments                                                              90,981             579,725
     Federal funds sold                                                               6,600,000           6,500,000
                                                                                ---------------    ----------------
         Total cash and cash equivalents                                             16,947,474          13,650,356

     Securities available for sale                                                   39,963,688          34,115,303
     Securities held to maturity (fair value of $12,792,987 at
       September 30, 2000 and $6,982,329 at December 31, 1999)                       12,651,591           7,056,492
     Federal Home Loan Bank stock                                                       784,900             784,900

     Total loans                                                                    401,054,699         308,006,476
     Allowance for loan losses                                                       (5,896,496)         (4,620,469)
                                                                                ----------------   ----------------
         Total loans, net                                                           395,158,203         303,386,007

     Premises and equipment - net                                                     4,032,586           3,461,187
     Accrued interest receivable                                                      2,538,868           1,842,874
     Other assets                                                                     3,961,816           3,739,969
                                                                                ---------------    ----------------
         Total assets                                                           $   476,039,126    $    368,037,088
                                                                                ===============    ================

LIABILITIES AND SHAREHOLDERS' EQUITY
     Deposits
         Noninterest-bearing                                                    $    26,874,603    $     19,513,231
         Interest-bearing                                                           362,917,759         275,315,741
                                                                                ---------------    ----------------
              Total                                                                 389,792,362         294,828,972

     Securities sold under agreements to repurchase                                  33,669,424          26,607,289
     Other borrowed money                                                                47,605              13,755
     Accrued expenses and other liabilities                                           6,263,007           2,619,203
                                                                                ---------------    ----------------
         Total liabilities                                                          429,772,398         324,069,219

Guaranteed preferred beneficial interests in
  the Corporation's subordinated debentures                                          16,000,000          16,000,000

Shareholders' equity
     Preferred stock, no par value; 1,000,000 shares
       authorized, none issued
     Common stock, no par value: 9,000,000 shares
       authorized; 2,472,500 shares outstanding at
       September 30, 2000 and December 31, 1999                                      28,181,798          28,181,798
     Retained earnings                                                                2,502,563             587,639
     Accumulated other comprehensive loss                                              (417,633)           (801,568)
                                                                                ----------------   ----------------
         Total shareholders' equity                                                  30,266,728          27,967,869
                                                                                ---------------    ----------------
              Total liabilities and shareholders' equity                        $   476,039,126    $    368,037,088
                                                                                ===============    ================


     See accompanying notes to condensed consolidated financial statements.

                           MERCANTILE BANK CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)


                                              Three Months       Three Months       Nine Months        Nine Months
                                                  Ended              Ended             Ended              Ended
                                              September 30,      September 30,     September 30,      September 30,
                                                  2000               1999              2000               1999
                                                  ----               ----              ----               ----
Interest income
     Loans, including fees                  $     8,760,446   $     5,499,495     $   23,755,243    $    14,257,021
     Investment securities                          848,008           512,152          2,290,541          1,323,849
     Federal funds sold                             131,860            93,588            403,628            255,080
     Short term investments                             928             6,143              4,279             19,067
                                            ---------------    --------------     --------------    ---------------
         Total interest income                    9,741,242         6,111,378         26,453,691         15,855,017

Interest expense
     Deposits                                     5,826,330         3,240,960         15,379,568          8,437,644
     Short-term borrowings                          388,634           216,933            961,117            569,271
     Long-term borrowings                           393,205            62,461          1,178,519             62,586
                                            ---------------    --------------     --------------    ---------------
         Total interest expense                   6,608,169         3,520,354         17,519,204          9,069,501
                                            ---------------    --------------     --------------    ---------------

NET INTEREST INCOME                               3,133,073         2,591,024          8,934,487          6,785,516

Provision for loan losses                           370,000           526,000          1,315,000          1,461,900
                                            ---------------    --------------     --------------    ---------------

NET INTEREST INCOME AFTER
  PROVISION FOR LOAN LOSSES                       2,763,073         2,065,024          7,619,487          5,323,616

Noninterest income
     Service charges on accounts                     94,099            51,328            252,739            140,994
     Gain on termination of interest
       rate swap                                          0                 0            275,000                  0
     Loss on sale of securities                           0                 0           (275,321)                 0
     Other income                                   319,796           222,302            650,668            548,194
                                            ---------------    --------------     --------------    ---------------
         Total noninterest income                   413,895           273,630            903,086            689,188

Noninterest expense
     Salaries and benefits                        1,167,939           884,825          3,232,703          2,320,194
     Occupancy                                      118,008           111,560            379,081            293,840
     Furniture and equipment                        112,075           101,715            330,727            233,685
     Other expense                                  618,786           512,214          1,755,138          1,405,372
                                            ---------------    --------------     --------------    ---------------
         Total noninterest expenses               2,016,808         1,610,314          5,697,649          4,253,091
                                            ---------------    --------------     --------------    ---------------

Income before federal income tax                  1,160,160           728,340          2,824,924          1,759,713

Federal income tax expense                          382,000           166,000            910,000            300,000
                                            ---------------    --------------     --------------    ---------------

Net income before cumulative effect
  of change in accounting principle                 778,160           562,340          1,914,924          1,459,713

Cumulative effect of change in accounting
  principle (net of applicable income
  taxes)                                                  0                 0                  0             42,210
                                            ---------------    --------------     --------------    ---------------

NET INCOME                                  $       778,160    $      562,340     $    1,914,924    $     1,417,503
                                            ===============    ==============     ==============    ===============

Comprehensive income                        $     1,027,614    $      480,214     $    2,298,859    $       840,137
                                            ===============    ==============     ==============    ===============

Basic and diluted earnings per share
  before cumulative effect of change in
  accounting principle                      $         0.31     $         0.23     $         0.77    $         0.59

Per share cumulative effect of change in
  accounting principle                                0.00               0.00               0.00             (0.02)
                                            --------------     --------------     --------------    ---------------

Basic and diluted earnings per share        $         0.31     $         0.23     $         0.77    $         0.57
                                            ==============     ==============     ==============    ==============

Average shares outstanding                        2,472,500         2,472,500          2,472,500          2,472,500
                                            ===============    ==============     ==============    ===============

     See accompanying notes to condensed consolidated financial statements.

                          MERCANTILE BANK CORPORATION

                           CONSOLIDATED STATEMENTS OF
                         CHANGES IN SHAREHOLDERS' EQUITY
                                   (Unaudited)

                                                                                    Accumulated
                                                                     Retained          Other             Total
                                                  Common             Earnings      Comprehensive      Shareholders'
                                                   Stock             (Deficit)     Income (Loss)        Equity
                                                   -----             ---------     -------------        ------
BALANCE, JANUARY 1, 1999                     $     28,181,798    $    (1,513,118)   $    31,836    $     26,700,516

Comprehensive income:
     Net income for the period from
       January 1, 1999 through
       September 30, 1999                                              1,417,503                          1,417,503

     Change in net unrealized gain
       (loss) on securities available
       for sale, net of tax effect                                                     (577,366)           (577,366)
                                                                                                   ----------------
         Total comprehensive income                                                                         840,137
                                             ----------------    ---------------    -----------    ----------------

BALANCE, SEPTEMBER 30, 1999                  $     28,181,798    $       (95,615)   $  (545,530)   $     27,540,653
                                             ================    ===============    ===========    ================



BALANCE, JANUARY 1, 2000                     $     28,181,798    $       587,639    $  (801,568)   $     27,967,869

Comprehensive income:
     Net income for the period from
       January 1, 2000 through
       September 30, 2000                                              1,914,924                          1,914,924

     Change in net unrealized gain
       (loss) on securities available
       for sale, net of tax effect                                                      383,935             383,935
                                                                                                   ----------------
         Total comprehensive income                                                                       2,298,859
                                             ----------------    ---------------    -----------    ----------------


BALANCE, SEPTEMBER 30, 2000                  $     28,181,798    $     2,502,563    $  (417,633)   $     30,266,728
                                             ================    ===============    ============   ================

     See accompanying notes to condensed consolidated financial statements.

                           MERCANTILE BANK CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                         Three Months     Three Months     Nine Months     Nine Months
                                                             Ended            Ended           Ended           Ended
                                                         September 30,    September 30,   September 30,  September 30,
                                                             2000             1999            2000            1999
                                                             ----             ----            ----            ----
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income (loss)                                   $      778,160    $     562,340   $   1,914,924   $    1,417,503
   Adjustments to reconcile net income (loss)
     to net cash from operating activities
      Depreciation and amortization                           143,202          131,347         439,285          331,475
      Provision for loan losses                               370,000          526,000       1,315,000        1,461,900
      Loss on sale of securities                                    0                0         275,321                0
      Net change in:
       Accrued interest receivable                           (355,731)        (145,537)       (695,994)        (434,981)
       Other assets                                          (207,583)      (1,275,564)       (561,034)      (2,162,294)
       Accrued expenses and other liabilities               1,909,838          666,185       3,643,804        1,349,753
                                                       --------------    -------------   -------------   --------------
         Net cash from operating activities                 2,637,886          464,771       6,331,306        1,963,356

CASH FLOWS FROM INVESTING ACTIVITIES
   Net increase in loans                                  (26,069,716)     (33,838,095)    (93,087,196)     (95,818,279)
   Purchase of:
     Securities available for sale                         (2,981,900)      (8,860,730)    (14,863,539)     (16,765,304)
     Securities held to maturity                             (835,248)      (1,496,905)     (5,598,550)      (1,930,132)
     Federal Home Loan Bank stock                                   0                0               0         (784,900)
     Premises and equipment                                  (753,953)        (376,926)       (895,317)      (1,856,744)
   Proceeds from:
     Sales of available for sale securities                         0                0       6,718,120                0
     Maturities and repayments of
       available for sale securities                          871,376        3,218,657       2,632,919        6,133,094
                                                       --------------    -------------   -------------   --------------
       Net cash from investing activities                 (29,769,441)     (41,353,999)   (105,093,563)    (111,022,265)

CASH FLOWS FROM FINANCING ACTIVITIES
   Net increase in deposits                                28,179,519       18,956,932      94,963,390       92,770,162
   Net proceeds from the sale of trust preferred
     securities                                                     0       16,000,000               0       16,000,000
   Net increase in other borrowed money                        13,614                0          33,850           13,325
   Net increase in securities sold under agreements
     to repurchase                                          4,591,576        2,943,315       7,062,135        3,771,306
                                                       --------------    -------------   -------------   --------------
     Net cash from financing activities                    32,784,709       37,900,247     102,059,375      112,554,793
                                                       --------------    -------------   -------------   --------------

Net change in cash and cash equivalents                     5,653,154       (2,988,981)      3,297,118        3,495,884

Cash and cash equivalents at beginning of period           11,294,320       12,940,861      13,650,356        6,455,996
                                                       --------------    -------------   -------------   --------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD             $   16,947,474    $   9,951,880   $  16,947,474   $    9,951,880
                                                       ==============    =============   =============   ==============

Supplemental disclosures of cash flow information
   Cash paid during the year for
     Interest                                          $    5,044,407    $   3,245,579   $  14,044,512   $    8,493,954
     Federal income tax                                       375,000          430,000       1,167,000        1,160,773
   Cash received during the year for
     Gain on termination of interest rate swap                      0                0         275,000                0

     See accompanying notes to condensed consolidated financial statements.

                           MERCANTILE BANK CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)



1.   BASIS OF PRESENTATION:

     The unaudited financial statements for the three and nine months ended September 30, 2000 include the consolidated results of operations of Mercantile Bank Corporation ("Mercantile") and its wholly-owned subsidiaries, Mercantile Bank of West Michigan ("Bank") and MBWM Capital Trust I ("Capital Trust"). These consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and Item 303(b) of Regulation S-K and do not include all disclosures required by generally accepted accounting principles for a complete presentation of Mercantile's financial condition and results of operations. In the opinion of management, the information reflects all adjustments (consisting only of normal recurring adjustments) which are necessary in order to make the financial statements not misleading and for a fair presentation of the results of operations for such periods. The results for the period ended September 30, 2000 should not be considered as indicative of results for a full year. For further information, refer to the consolidated financial statements and footnotes included in Mercantile's annual report on Form 10-KSB for the year ended December 31, 1999.

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

2.   ALLOWANCE FOR LOAN LOSSES

     The following is a summary of the activity in the allowance for loan losses account for the nine months ended September 30:

                                                                                        2000              1999
                                                                                        ----              ----
         Balance at January 1                                                     $    4,620,469    $     2,765,100
              Charge-offs                                                                (49,773)                 0
              Recoveries                                                                  10,800                  0
              Provision for loan losses charged
                to operating expense                                                   1,315,000          1,461,900
                                                                                  --------------    ---------------

         Balance at September 30                                                  $    5,896,496    $     4,227,000
                                                                                  ==============    ===============



                                  (Continued)

                           MERCANTILE BANK CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


3.   LOANS

     Total loans at September 30, 2000 were $401.1 million compared to $308.0 million at December 31, 1999, an increase of $93.1 million or 30.2%. The components of the outstanding balances and percentage increase in loans from the end of 1999 to the end of the third quarter 2000 are as follows:

                                                                                                      Percent
                                        September 30, 2000            December 31, 1999              Increase/
                                        Balance           %           Balance          %            (Decrease)
                                        -------           -           -------          -            ----------
                                                              (dollars in thousands)
     Real Estate:
         Construction and land
           development                $    39,578         9.9%     $    37,225        12.1%              6.3%
         Secured by 1-4 family
           properties                      33,410         8.4           22,535         7.3              48.3
         Secured by multi-family
           properties                       2,179         0.5            2,327          .8              (6.4)
         Secured by nonfarm
           nonresidential properties      188,408        47.0          157,686        51.2              19.5
     Commercial                           131,304        32.7           83,908        27.2              56.5
     Consumer                               6,176         1.5            4,325         1.4              42.8
                                      -----------    --------      -----------     -------       -----------

                                      $   401,055       100.0%     $   308,006       100.0%             30.2%
                                      ===========    ========      ===========     =======       ===========



4.   PREMISES AND EQUIPMENT - NET

     Premises and equipment are comprised of the following:

                                                                                   September 30,      December 31,
                                                                                       2000               1999
                                                                                       ----               ----
         Land and improvements                                                    $    1,129,848    $       443,408
         Buildings and leasehold improvements                                          2,194,051          2,111,049
         Furniture and equipment                                                       1,542,903          1,417,086
                                                                                  --------------    ---------------
                                                                                       4,866,802          3,971,543
         Less accumulated depreciation                                                   834,216            510,536
                                                                                  --------------    ---------------

         Premises and Equipment, net                                              $    4,032,586    $     3,461,187
                                                                                  ==============    ===============

     Depreciation expense for the third quarter 2000 amounted to $109,967.


                                  (Continued)

                           MERCANTILE BANK CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


5.   DEPOSITS

     Total deposits at September 30, 2000 were $389.8 million compared to $294.8 million at December 31, 1999, an increase of $95.0 million, or 32.2%. The components of the outstanding balances at September 30, 2000 and December 31, 1999, and percentage increase in deposits from the end of 1999 to the end of the third quarter 2000 are as follows:

                                                                                                      Percent
                                        September 30, 2000            December 31, 1999              Increase/
                                        Balance           %           Balance          %            (Decrease)
                                        -------           -           -------          -            ----------
                                                              (dollars in thousands)
         Noninterest-bearing
           demand                     $    26,875         6.9%     $    19,513         6.6%             37.7%
         Interest-bearing
           checking                        10,653         2.7           11,040         3.7              (3.5)
         Money market                       5,437         1.4            5,605         1.9              (3.0)
         Savings                           34,947         9.0           39,737        13.5             (12.1)
         Time, under
           $100,000                         5,622         1.4            4,873         1.7              15.4
         Time, $100,000
           and over                        34,244         8.8           22,573         7.7              51.7
                                      -----------    --------      -----------     -------       -----------
                                          117,778        30.2          103,341        35.1              14.0
         Out-of-area time,
           under $100,000                  56,143        14.4           71,997        24.4             (22.0)
         Out-of-area time,
           $100,000 and over              215,871        55.4          119,490        40.5              80.7
                                      -----------    --------      -----------     -------       -----------
                                          272,014        69.8          191,487        64.9              42.1
                                      -----------    --------      -----------     -------       -----------

         Total Deposits               $   389,792       100.0%     $   294,828       100.0%             32.2%
                                      ===========    ========      ===========     =======       ===========


6.   BORROWINGS

     Information relating to securities sold under agreements to repurchase follows:

                                                                          September 30,        December 31,
                                                                              2000                 1999
                                                                              ----                 ----
         Outstanding balance at end of period                            $  33,669,424         $  26,607,289
         Average interest rate at end of period                                   4.73%                 4.22%

         Average balance during the period                               $  27,518,684         $  20,229,314
         Average interest rate during the period                                  4.67%                 4.13%

         Maximum month end balance during the period                     $  33,669,424         $  26,607,289

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


                                  (Continued)

                           MERCANTILE BANK CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


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

     A summary of the notional or contractual amounts of financial instruments with off-balance-sheet risk at September 30, 2000 and December 31, 1999 follows:

                                                                                   September 30,      December 31,
                                                                                       2000               1999
                                                                                       ----               ----
         Commercial unused lines of credit                                        $   86,580,504    $    87,488,616
         Unused lines of credit secured by 1-4 family
           residential properties                                                      6,512,350          6,112,897
         Credit card unused lines of credit                                            4,474,360          3,419,628
         Other consumer unused lines of credit                                         3,699,993          3,126,906
         Commitments to make loans                                                    27,118,200         26,395,600
         Standby letters of credit                                                    36,500,321         28,963,217
                                                                                  --------------    ---------------

                                                                                  $  164,885,728    $   155,506,864
                                                                                  ==============    ===============


8.   REGULATORY MATTERS

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



                                  (Continued)

                           MERCANTILE BANK CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


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

     Actual capital levels (dollars in thousands) and minimum required levels were:

                                                                                             Minimum Required
                                                                                                to be Well
                                                                   Minimum Required          Capitalized Under
                                                                      for Capital            Prompt Corrective
                                               Actual              Adequacy Purposes        Action Regulations
                                               ------              -----------------        ------------------
                                        Amount       Ratio         Amount       Ratio        Amount       Ratio
                                        ------       -----         ------       -----        ------       -----
     September 30, 2000
     ------------------
       Total capital (to risk
         weighted assets)
          Consolidated                $    52,436    11.4%      $    36,794      8.0%     $    45,992     10.0%
          Bank                             50,420    11.0            36,662      8.0           45,827     10.0
       Tier 1 capital (to risk
         weighted assets)
          Consolidated                     40,913     8.9            18,403      4.0           27,604      6.0
          Bank                             44,690     9.8            18,338      4.0           27,506      6.0
       Tier 1 capital (to
         average assets)
          Consolidated                     40,913     8.9            18,462      4.0           23,078      5.0
          Bank                             44,690     9.7            18,395      4.0           22,993      5.0

     December 31, 1999
     -----------------
       Total capital (to risk
         weighted assets)
          Consolidated                $    49,275    13.7%      $    28,830      8.0%     $    36,038     10.0%
          Bank                             47,402    13.2            28,714      8.0           35,893     10.0
       Tier 1 capital (to risk
         weighted assets)
          Consolidated                     38,359    10.6            14,420      4.0           21,630      6.0
          Bank                             42,914    12.0            14,363      4.0           21,544      6.0
       Tier 1 capital (to
         average assets)
          Consolidated                     38,359    10.9            14,097      4.0           17,621      5.0
          Bank                             42,914    12.2            14,042      4.0           17,554      5.0

     Mercantile and the Bank were categorized as well capitalized at September 30, 2000 and year-end 2000.


                                  (Continued)

                           MERCANTILE BANK CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


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

     The capital levels of Mercantile as of September 30, 2000 include an adjustment for the 1.6 million trust preferred securities issued by Capital Trust subject to certain limitations. Federal Reserve guidelines limit the amount of trust preferred securities, which can be included in Tier 1 capital of Mercantile to 25% of total Tier 1 capital. As of September 30, 2000, approximately $10.2 million of the $16.0 million of the trust preferred securities were included as Tier 1 capital with the remaining $5.8 million included as Tier 2 capital, a component of risk-based capital.

     The Bank is generally prohibited from making a dividend payment if thereafter the Bank would be undercapitalized. Further, in order to comply with the FDIC order granting it deposit insurance, the Bank may not, prior to December 15, 2000, pay a dividend in an amount that would cause the Bank's Tier 1 leverage ratio to be less than 8%.

                           MERCANTILE BANK CORPORATION
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion compares the financial condition of Mercantile Bank Corporation ("Mercantile") and its wholly-owned subsidiaries, Mercantile Bank of West Michigan ("Bank") and MBWM Capital Trust I ("Capital Trust"), at September 30, 2000 to December 31, 1999 and the results of operations for the three and nine months ended September 30, 2000 and September 30, 1999. Capital Trust was formed in September 1999 for the sole purpose of issuing trust preferred securities. This discussion should be read in conjunction with the interim consolidated condensed financial statements and footnotes included herein.

During the third quarter, Mercantile Bank Mortgage Company ("Mortgage Company"), a wholly-owned subsidiary of the Bank, was established. Formed to increase the profitability, control and quality of its mortgage loan operations, the Mortgage Company initiated business on October 24, 2000 via the Bank's contribution of most of its residential mortgage loan portfolio and participation interests in certain commercial mortgage loans. On the same date the Bank also transferred its residential mortgage origination function to the Mortgage Company. Mortgage loans originated and held by the Mortgage Company will be serviced by the Bank pursuant to a servicing agreement.

Mercantile's election to become a financial holding company pursuant to Title I of the Gramm-Leach-Bliley Act and implementing Federal Reserve Board regulations was effective March 23, 2000. At the present time, Mercantile has no plans to engage in any of the expanded activities permitted under the new regulations.

During the third quarter, Mercantile was engaged in preliminary discussions with several unaffiliated financial institutions to explore the possibility of an acquisition by Mercantile. To date the discussions have been exploratory in nature and no likely acquisition candidate has been identified. Mercantile expects that such discussions will continue with these or other financial institutions in future periods.

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



                                  (Continued)

                           MERCANTILE BANK CORPORATION
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


FINANCIAL CONDITION
During the first nine months of 2000, the assets of Mercantile increased from $368.0 million on December 31, 1999, to $476.0 million on September 30, 2000. This represents a total increase in assets of $108.0 million, or 29.3%. The asset growth was comprised primarily of a $91.8 million increase in net loans, a $11.4 million increase in investment securities, and a $3.3 million increase in cash and cash equivalents. The increase in assets was primarily funded by a $95.0 million growth in deposits and an increase of $7.1 million in securities sold under agreements to repurchase.

Commercial loans increased by $80.3 million during the first nine months of 2000, and at September 30, 2000 totaled $361.5 million, or 90.1% of the total loan portfolio. The continued significant concentration in commercial loans and the rapid growth of this portion of business is in keeping with the stated strategy of focusing a substantial amount of efforts on "wholesale" banking. Corporate and business lending is an area of expertise for all of Mercantile's senior management team. Commercial loans are also the assets most easily originated and managed by the fewest number of staff, thus reducing overhead through necessitating fewer full-time equivalents (FTE's)/$million in assets. It is also the commercial sector of our business that generates the greatest amount of local deposits, and it is virtually the only source of significant demand deposits.

Residential mortgage and consumer loans also increased by $10.9 million and $1.9 million, respectively, during the first nine months of 2000, and as of September 30, 2000 totaled a combined $39.6 million. As the extremely rapid growth of our commercial loans portfolio gradually slows, the retail portion of our loan assets should increase as a percentage of total loans. However, our strategy for growth and profitability will result in the commercial sector of the lending efforts and resultant assets continuing to be the dominant portfolio category.

The quality of Mercantile's loan portfolio remains very strong. Net loan charge-offs during the first nine months of 2000 totaled $39,000, or only 0.01% of average total loans. Past due loans and nonaccrual loans at September 30, 2000 totaled $144,000, or only 0.04% of total loans. Management believes it has instilled a strong credit culture within the lending departments as it pertains to the underwriting and administration processes, which in part is reflected in the loan charge-off and delinquency ratios. A vast majority of loans are extended directly to companies and individuals doing business and residing within the Grand Rapids metropolitan area, although subject to the same underwriting criteria, Mercantile participates in commercial lending transactions with certain non-affiliated commercial banks outside the immediate area.

Deposits increased $95.0 million during the first nine months of 2000, totaling $389.8 million at September 30, 2000. Local deposits increased $14.4 million, while out-of-area deposits increased $80.6 million. Although the level of local deposits has declined as a percent of total deposits from 35.1% as of December 31, 1999 to 30.2% at September 30, 2000 due to the higher level of growth in out-of-area deposits, the dollar volume of local deposits has increased 14%. Noninterest-bearing demand deposits, comprising 6.9% of total deposits, increased $7.4 million during the first nine months of 2000, while interest-bearing checking accounts (2.7% of total deposits) declined by $0.4 million and money market deposit accounts (1.4% of total deposits) decreased by $0.2 million. Savings deposits, comprising 9.0% of total deposits, decreased by $4.8 million during the first nine months of 2000. The decline in savings deposits, which took place primarily during the first quarter of 2000, is primarily due to several business customers using their funds for various business purposes. Local certificates of deposit, comprising 10.2% of total deposits, increased by $12.4 million during the first nine months of 2000.

                                  (Continued)

                           MERCANTILE BANK CORPORATION
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


Out-of-area deposits totaled $272.0 million, or 69.8% of total deposits, as of September 30, 2000. Out-of-area deposits consist primarily of certificates of deposit obtained from depositors located outside the market area and placed by deposit brokers for a fee, but also include certificates of deposit obtained from the deposit owners directly. Out-of-area deposits are utilized to support the asset growth of Mercantile, and are generally a lower cost source of funds when compared to the interest rates that would have to be offered in the local market to generate a sufficient level of funds. In addition, the overhead costs associated with the out-of-area deposits are considerably less than the overhead costs that would be incurred to administer a similar level of local deposits. Although local deposits have and are expected to increase as new business, governmental and consumer deposit relationships are established and as existing customers increase their deposit accounts, the relatively high reliance on out-of-area deposits will likely remain.

Securities sold under agreements to repurchase increased by $7.1 million during the first nine months of 2000. As part of Mercantile's sweep account program, collected funds from certain business noninterest-bearing checking accounts are invested into over-night interest-bearing repurchase agreements. Although not considered a deposit account and therefore not afforded federal deposit insurance, the repurchase agreements have characteristics very similar to that of business checking deposit accounts.

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

Mercantile's liquidity strategy is to fund loan growth with deposits and repurchase agreements and to maintain an adequate level of short- and medium-term investments to meet typical daily loan and deposit activity. Although deposit and repurchase agreement growth from depositors located in the market area have consistently increased, the growth has not been sufficient to meet the substantial loan growth and provide monies for additional investing activities. To assist in providing the additional needed funds Mercantile has regularly obtained certificates of deposit from customers outside of the market area and placed by deposit brokers for a fee, but also included certificates of deposit obtained from the deposit owners directly. As of September 30, 2000, out-of-area deposits totaled approximately $272.0 million, or 64.2% of combined deposits and repurchase agreements, an increase from the $191.5 million, or 59.6% of combined deposits and repurchase agreements, as of December 31, 1999. Reliance on out-of-area deposits is expected to be ongoing due to the planned future growth.

Mercantile has the ability to borrow money on a daily basis through correspondent banks via established federal funds purchased lines; however, this is viewed as only a secondary and temporary source of funds. The federal funds purchased lines were utilized on several occasions during the first nine months of 2000, but the balance averaged only $0.2 million, or 0.04% of average assets. Mercantile's federal funds sold position averaged $8.7 million, or 2.0% of average assets, during the first nine months of 2000. In addition, the Bank joined the Federal Home Loan Bank of Indianapolis ("FHLBI") during 1999, providing access to the FHLBI's borrowing programs. Based on ownership of FHLBI stock and available collateral at September 30, 2000, the Bank could borrow up to about $15.0 million. The Bank has yet to use its established borrowing line at the FHLBI.


                                   (Continue)

                           MERCANTILE BANK CORPORATION
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

In addition to normal loan funding and deposit flow, Mercantile also needs to maintain liquidity to meet the demands of certain unfunded loan commitments and standby letters of credit. As of September 30, 2000, Mercantile had a total of $128.4 million in unfunded loan commitments and $36.5 million in unfunded standby letters of credit. Of the total unfunded loan commitments, $101.3 million were commitments available as lines of credit to be drawn at any time as customers' cash needs vary, and $27.1 million were for loan commitments scheduled to close and become funded within the next three months. Mercantile monitors fluctuations in loan balances and commitment levels, and includes such data in its overall liquidity management.

CAPITAL RESOURCES
Shareholders' equity is a noninterest-bearing source of funds that provides support for asset growth. Shareholders' equity was $30.3 million and $28.0 million at September 30, 2000 and December 31, 1999, respectively. The increase during the first nine months of 2000 is primarily attributable to net income from operations, which totaled $1.9 million. Shareholders' equity was also positively impacted during the first nine months of 2000 by a $0.4 million mark-to-market adjustment for available for sale securities as defined in SFAS No. 115. The adjustment is due solely to changes in the interest rate environment in 2000.

In September 1999 Mercantile, through its wholly-owned business trust subsidiary, Capital Trust, issued 1.6 million shares of trust preferred securities at $10.00 per security. Substantially all of the net proceeds were ultimately contributed to the Bank and were used to support anticipated growth in assets, fund investments in loans and securities, and for general corporate purposes. Although not part of shareholder's equity, subject to certain limitations, the trust preferred securities are considered a component of capital for purposes of calculating regulatory capital ratios. At September 30, 2000, $10.2 million of the $16.0 million was considered Tier 1 capital, with the remaining $5.8 million included as Tier 2 capital. The amount includable as Tier 1 capital is expected to gradually increase in future periods as shareholders' equity increases from anticipated net income from operations.

Mercantile and the Bank are subject to regulatory capital requirements administered by the State of Michigan and federal banking agencies. Failure to meet the various capital requirements can initiate regulatory action that could have a direct material effect on the financial statements. Since the Bank began operations, both Mercantile and the Bank have been categorized as "Well Capitalized," the highest classification contained within the banking regulations. The capital ratios of Mercantile and the Bank as of September 30, 2000 and December 31, 1999 are disclosed under Note 8 of the Notes to Consolidated Financial Statements.

The ability of Mercantile and the Bank to pay cash and stock dividends is subject to limitations under various laws and regulations and to prudent and sound banking practices. No cash or stock dividends have been paid by Mercantile since inception.



                                   (Continue)

                           MERCANTILE BANK CORPORATION
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS
Net income for the third quarter of 2000 was $778,160 ($0.31 per basic and diluted share), which compares favorably to the net income of $562,340 ($0.23 per share) recorded during the third quarter of 1999. Net income for the first nine months of 2000 was $1,914,924 ($0.77 per share), which also compares favorably to the net income of $1,417,503 ($0.57 per share) recorded during the first nine months of 1999. The results of operations for the first nine months of 1999 includes a one-time $42,210 ($0.02 per share) after-tax charge reflecting a mandated AICPA accounting charge for organization costs. These costs were being amortized over the then-standard five-year period; however, effective January 1, 1999, the remaining balance was expensed and is reflected in the Consolidated Financial Statements as a change in accounting principle. The improvement in net income during both time periods is primarily the result of an increase in net interest income, a reduction of provisions to the allowance for loan losses, increased noninterest income and greater employee efficiency.

Interest income during the third quarter of 2000 was $9,741,242, a significant increase over the $6,111,378 earned during the third quarter of 1999. Interest income during the first nine months of 2000 was $26,453,691, a significant increase over the $15,855,017 earned during the first nine months of 1999. The growth in interest income during both time periods is primarily attributable to an increase in earning assets. During the third quarter of 2000 earning assets averaged $447.7 million, a level substantially higher than the average earning assets of $305.5 million during the third quarter of 1999. Increase in total loans and investment securities accounted for 86.5% and 13.3% of the growth in average earnings assets, respectively. During the first nine months of 2000 earning assets averaged $416.5 million, a level substantially higher than the average earning assets of $268.7 million during the same time period in 1999. Increase in total loans and investment securities accounted for 86.7% and 12.5% of the growth in average earnings assets, respectively. Also adding to the growth in interest income during the third quarter of 2000 and the first nine months of 2000 is the increase in yield on earning assets. During the third quarter of 2000 and 1999, earnings assets had a weighted average rate of 8.81% and 7.93%, respectively. During the first nine months of 2000 and 1999 earning assets had a weighted average rate of 8.63% and 7.89% respectively. This increase is primarily due to the overall increase of market interest rates during the last twelve months, in part evidenced by the 125 basis point rise in the Prime Rate since September 30, 1999.

Interest expense during the third quarter of 2000 was $6,608,169, a significant increase over the $3,520,354 expensed during the third quarter of 1999. Interest expense during the first nine months of 2000 was $17,519,204, a significant increase over the $9,069,501 expensed during the first nine months of 1999. The growth in interest expense is primarily attributable to the growth in assets, which necessitated an increase in funding liabilities. During the third quarter of 2000, interest-bearing liabilities averaged $402.7 million, a level substantially higher than average interest-bearing funds of $267.4 million during the third quarter of 1999. During the first nine months of 2000, interest-bearing liabilities averaged $373.6 million, a level substantially higher than average interest-bearing funds of $232.5 million during the same time period in 1999. Also adding to the growth in interest expense during the third quarter of 2000 and the first nine months of 2000 is the increase in cost of funds. During the third quarter of 2000 and 1999, interest-bearing liabilities had a weighted average rate of 6.52% and 5.22%, respectively. During the first nine months of 2000 and 1999 interest-bearing liabilities had a weighted average rate of 6.26% and 5.21%, respectively. This cost of funds increase is primarily due to the September 1999 issuance of trust preferred securities, an increased reliance on out-of-area deposits, the aforementioned increasing interest rate environment and a reduction of equity capital as a percent of total assets, as reflected on Table 1.


                                  (Continued)

                           MERCANTILE BANK CORPORATION
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

To support Mercantile's regulatory capital structure, $16.0 million in trust preferred securities were issued in September of 1999. Including the amortization of the broker underwriting fee, the trust preferred securities carry a relatively high rate of 9.81%. Although deposit and repurchase agreement growth from depositors located in the market area have consistently increased, the growth has not been sufficient to meet the substantial loan growth and provide monies for additional investing activities. As a result, the reliance on out-of-area deposits has increased. As a percent of total deposits and repurchase agreements, out-of-area deposits comprised an average of 62.1% during the third quarter of 2000, up from the 58.1% during the third quarter of 1999, and were 58.4% during the first nine months of 2000 compared to 55.9% during the same time period in 1999. Due to the planned and expected leveraging of shareholders' equity, the level of shareholders' equity as a percent of average assets has declined. During the third quarter of 2000, shareholders' equity averaged 6.5% of average assets, a decline from the 8.6% level during the third quarter of 1999. During the first nine months of 2000, shareholders' equity averaged 6.7% of average assets, a decline from the 9.8% level during the first nine months of 1999. The decline in shareholders' equity as a percent of average assets has necessitated an off-setting increase in interest-bearing liabilities. The significant increase in market interest rates, as mentioned previously, has also added to the level of interest expense.

Net interest income during the third quarter of 2000 was $3,133,073 a significant increase of 20.9% over the $2,591,024 earned during the third quarter of 1999. Net interest income during the first nine months of 2000 was $8,934,487, a significant increase of 31.7% over the $6,785,516 earned during the same time period in 1999. The net interest margin declined from 3.36% during the third quarter of 1999 to 2.85% in third quarter of 2000, and declined from 3.37% during the first nine months of 1999 to 2.92% in the first nine months of 2000. Although Mercantile experienced significant asset growth during the third quarter of 2000 and the first nine months of 2000 when compared to the same time periods in 1999, the net interest margin declined primarily due to the September 1999 issuance of trust preferred securities, an increased reliance on out-of-area deposits, an increasing interest rate environment and a reduction of equity capital as a percent of total assets.

The following table (Table 1) sets forth certain information relating to Mercantile's consolidated average interest earning assets and interest-bearing liabilities and reflects the average yield on assets and average cost of liabilities for the third quarter of 2000 and 1999. Such yields and costs are derived by dividing income or expense by the average daily balance of assets or liabilities, respectively, for the period presented. For tax-exempt securities interest income and yield have been computed on a tax equivalent basis using a marginal tax rate of 34%.


                                  (Continued)

                           MERCANTILE BANK CORPORATION
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

                                     TABLE 1

                             --------------------------Quarters ended September 30,--------------------------------
                             ------------------2 0 0 0------------       ------------------1 9 9 9-----------------
                                Average                    Average         Average                     Average
                                Balance       Interest      Rate           Balance        Interest      Rate
                                -------       --------      ----           -------        --------      ----
                                                          (dollars in thousands)
ASSETS
   Loans                     $   387,793    $     8,760        8.96%     $   264,747    $     5,499        8.24%
   Investment securities          51,782            915        7.06           32,896            512        6.17
   Federal funds sold              8,010            132        6.58            7,362             94        5.07
   Short term investments             74              1        5.45              539              6        4.42
                             -----------    -----------     -------      -----------    -----------     -------
     Total interest-earning
       assets                    447,659          9,808        8.81          305,544          6,111        7.93

   Allowance for loan losses      (5,722)                                     (3,985)
   Other assets                   19,498                                      14,123
                             -----------                                 -----------
     Total assets            $   461,435                                 $   315,682
                             ===========                                 ===========

LIABILITIES AND
  SHAREHOLDERS' EQUITY
   Interest-bearing deposits $   355,293          5,826        6.10      $   243,952          3,241        5.27%
   Short-term borrowings          31,366            389        4.92           23,407            279        4.73
   Long-term borrowings           16,040            393        9.79
                             -----------    -----------     -------      -----------    -----------     ------
     Total interest-bearing
       liabilities               402,699          6,608        6.52          267,359          3,520        5.22

   Noninterest-bearing
     deposits                     23,427                                      19,530
   Other liabilities               5,418                                       1,497
   Shareholders' equity           29,891                                      27,296
                             -----------    -----------     ------       -----------
     Total liability and
       shareholders' equity  $   461,435                                 $   315,682
                             ===========                                 ===========

   Net interest income                      $     3,200                                 $     2,591
                                            ===========                                 ===========
   Net interest rate spread                                    2.29%                                       2.71%
                                                            =======                                     =======
   Net interest rate spread
     on average assets                                         2.76%                                       3.26%
                                                            =======                                     =======
   Net interest margin on
     earning assets                                            2.85%                                       3.36%
                                                            =======                                     =======




Provisions to the allowance for loan losses during the third quarter of 2000 were $370,000, a decrease from the $526,000 expensed during the same time period in 1999. Provisions to the allowance for loan losses during the first nine months of 2000 were $1,315,000, a decline from the $1,461,900 expensed during the same time period in 1999. The decline in provision expense during both time periods reflects a reduction in loan growth. Net loan charge-offs during the third quarter of 2000 were only $1,000 compared to net loan charge-offs of $0 during the third quarter of 1999. During the first nine months of 2000 net loan charge-offs totaled only $39,000 compared to net loan charge-offs of $0 during the same time period in 1999. The allowance for loan losses as a percentage of total loans outstanding as of September 30, 2000 was 1.47%.


                                  (Continued)

                           MERCANTILE BANK CORPORATION
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


In each accounting period, the allowance for loan and lease losses ("allowance") is adjusted by management to the amount believed necessary to maintain the allowance at adequate levels. Through its loan review and credit department, management attempts to allocate specific portions of the allowance based on specifically identifiable problem loans. Management's evaluation of the allowance is further based on, although not limited to, consideration of the internally prepared Loan Loss Reserve Analysis ("Reserve Analysis"), composition of the loan portfolio, third party analysis of the loan administration processes and loan portfolio and general economic conditions. In addition, Mercantile's status as a de novo banking organization and the rapid loan growth since inception is taken into account.

The Reserve Analysis, used since the inception of the Bank and completed monthly, applies reserve allocation factors to outstanding loan balances to calculate an overall allowance dollar amount. For commercial loans, which have averaged about 91% of total loans, reserve allocation factors are based upon the loan ratings as determined by Mercantile's comprehensive loan rating paradigm which is administered by the loan review function. For retail loans reserve allocation factors are based upon the type of credit. The reserve allocation factors are based on the experience of senior management making similar loans in the same community over the past 12 years. The Reserve Analysis is under regular review by senior management and the Board of Directors and is adjusted periodically based upon identifiable trends and experience.

Noninterest income during the third quarter of 2000 was $413,895, a significant increase over the $273,630 earned during the same time period in 1999. Noninterest income during the first nine months of 2000 was $903,086, a significant increase over the $689,188 earned during the same time period in 1999. Service charge income on deposits and repurchase agreements increased $42,771 (83.3%) during the third quarter of 2000 over that earned in the third quarter of 1999, and during the first nine months of 2000 increased $111,745 (79.3%) over that earned in the comparable time period in 1999. The strong increases during both time periods primarily results from new accounts opened during the last 12 months. Other increases in noninterest income during both time periods, also generally reflecting additional new accounts, include letter of credit fees and credit and debit card fees. Letter of credit fees during the third quarter of 2000 increased $86,327 (68.7%) over that earned during the third quarter of 1999, and during the first nine months of 2000 increased $76,468 (30.4%) over that earned in the comparable time period in 1999. Credit and debit card transaction fees during the third quarter of 2000 increased $17,250 (80.5%) over that earned during the third quarter of 1999, and during the first nine months of 2000 increased $35,387 (53.3%) over that earned in the comparable time period in 1999. Reflecting increasing interest rates and the resulting decline in residential mortgage loan refinancings, fees earned on referring residential mortgage loan applicants to various third parties declined $17,202 during the third quarter of 2000 over that earned in the third quarter of 1999, and was down $60,616 (35.1%) during the first nine months of 2000 when compared to the comparable time period in 1999.

To reduce the negative impact of rising interest rates on net interest income, during the second quarter Mercantile entered into a $50 million two-year interest rate swap agreement with a correspondent bank. Due to market expectations and the resulting impact on the value of the interest rate swap agreement, management decided to terminate the interest rate swap agreement and "lock-in" the earned benefit shortly thereafter. A termination fee of $275,000 was received from the correspondent bank. At the same time management elected to sell approximately $7.0 million in relatively low-yielding U.S. Government-Sponsored Agency callable bonds and reinvest the monies in higher-yielding U.S. Government-Sponsored mortgage-backed securities. The loss on the sale of the bonds totaled $275,321; however, the reinvestment of the proceeds is expected to generate a higher level of interest income than would have otherwise been earned over at least the next three years on a present value basis if the bonds had not been sold. At the same time, the interest rate risk position has improved.


                                  (Continued)

                           MERCANTILE BANK CORPORATION
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


Noninterest expense during the third quarter of 2000 was $2,016,808, a significant increase over the $1,610,314 expensed during the same time period in 1999. Noninterest expense during the first nine months of 2000 was $5,697,649, a significant increase over the $4,253,091 expensed during the same time period in 1999. An increase in all major overhead cost categories, including salaries and benefits, occupancy, and furniture and equipment, was recorded. The increases primarily result from the hiring of additional staff and the opening of a combined branch and operations center. During the past 12 months the number of full time equivalent employees has increased from 52 to 66, while on July 1, 1999 Mercantile's newly constructed combined branch and operations center was opened. All other noninterest costs have also increased, generally reflecting additional expenses required to administer the significantly increased loan and deposit base.

While the dollar volume of noninterest costs have increased, as a percent of average assets the level has substantially declined as a result of Mercantile's growth and realized operating efficiencies. During the third quarter of 2000 noninterest costs were 1.7% of average assets on an annualized basis, a significant decline from the 2.0% level during the same time period in 1999. During the first nine months of 2000, noninterest costs were 1.8% of average assets on an annualized basis, a significant decline from the 2.1% level during the same time period in 1999. Monitoring and controlling noninterest costs, while at the same time providing high quality service to customers, is of utmost importance to Mercantile. The efficiency ratio, computed by dividing noninterest expenses by net interest income plus noninterest income, was 56.9% and 57.9% during the third quarter and first nine months of 2000, respectively. The efficiency ratio during the third quarter and first nine months of 1999 were 56.2% and 56.9%, respectively. The slightly increased efficiency ratios are due entirely from a lower net interest margin (reasons discussed earlier), as noninterest costs have actually declined as a percent of average assets.

Federal income tax expense was $382,000 and $910,000 during the third quarter and first nine months of 2000, respectively. Federal income tax expense was $166,000 and $300,000 during the third quarter and first nine months of 1999, respectively. During fiscal 1999 Mercantile used tax-loss carryforwards generated in 1997 and 1998 to reduce federal income tax expense. These tax-loss carryforwards were fully utilized over the course of fiscal 1999. Due to continued profitable growth, Mercantile is now required to expense the full statutory tax rate in fiscal 2000.


                                  (Continued)

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

There are two interest rate risk measurement techniques used by Mercantile. The first, which is commonly referred to as GAP analysis, measures the difference between the dollar amounts of interest sensitive assets and liabilities that will be refinanced or repriced during a given time period. A significant repricing gap could result in a negative impact to the net interest margin during periods of changing market interest rates. The following table depicts Mercantile's GAP position as of September 30, 2000 (dollars in thousands):


                                  (Continued)

                           MERCANTILE BANK CORPORATION
           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK


                                             Within        Three to        One to           After
                                              Three         Twelve          Five            Five
                                             Months         Months          Years           Years          Total
                                             ------         ------          -----           -----          -----
Assets:
   Commercial loans                       $   125,185     $     8,398    $   215,343    $    12,543     $   361,469
   Residential real estate loans                9,188           2,377         15,279          6,566          33,410
   Consumer loans                               1,427             806          3,696            247           6,176
   Investment securities (1)                      785             103         15,026         37,486          53,400
   Federal funds sold                           6,600                                                         6,600
   Short term investments                          91                                                            91
   Allowance for loan losses                                                                 (5,896)         (5,896)
   Other assets                                                                              20,789          20,789
                                          -----------     -----------    -----------    -----------     -----------
     Total assets                             143,276          11,684        249,344         71,735         476,039

Liabilities:
   Interest-bearing checking                   10,653                                                        10,653
   Savings                                     34,947                                                        34,947
   Money market accounts                        5,437                                                         5,437
   Time deposits < $100,000                    21,680          34,143          5,942                         61,765
   Time deposits $100,000 and over             57,516         154,547         38,052                        250,115
   Short-term borrowings                       33,669                                                        33,669
   Long-term borrowings                            48                                        16,000          16,048
   Noninterest-bearing checking                                                              26,875          26,875
   Other liabilities                                                                          6,263           6,263
                                          -----------     -----------    -----------    -----------     -----------
     Total liabilities                        163,950         188,690         43,994         49,138         445,772

Shareholders' equity                                                                         30,267          30,267
                                          -----------     -----------    -----------    -----------     -----------

Total sources of funds                        163,950         188,690         43,994         79,405         476,039
                                          -----------     -----------    -----------    -----------     -----------

Net asset (liability) GAP                 $   (20,674)    $  (177,006)   $   205,350    $    (7,670)    $         0
                                          ============    ============   ===========    ============    ===========

Cumulative GAP                            $   (20,674)    $  (197,680)   $     7,670
                                          ============    ============   ===========

Percent of cumulative GAP to
  total assets                                   (4.3)%         (41.5)%          1.6%
                                          =============   ============   ============

(1) Mortgage-backed securities are categorized by average life calculations based upon prepayment trends as of September 30, 2000.


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

Mercantile conducted multiple simulations as of September 30, 2000, whereby it was assumed that a simultaneous, instant and sustained change in market interest rates occurred. The following table reflects the suggested impact on net interest income over the next twelve months, which are well within the policy parameters established to manage and monitor interest rate risk.

                                                      Dollar Change In                Percent Change In
     Interest Rate Scenario                          Net Interest Income             Net Interest Income
     ----------------------                          -------------------             -------------------
     Interest rates down 200 basis points            $     467,690                         3.4%

     Interest rates down 100 basis points                  231,002                         1.7

     No change in interest rates                            (4,780)                       (0.1)

     Interest rates up 100 basis points                    (86,870)                       (0.6)

     Interest rates up 200 basis points                   (168,937)                       (1.2)

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


ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

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

11                            Statement re Computation of Per Share Earnings

27                            Financial Data Schedule



                                   (Continued)

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 10, 2000.


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





                          By:  /s/ Michael H. Price
                               ---------------------------------------
                          Michael H. Price
                          President and Chief Operating Officer





                          By:  /s/ Charles E. Christmas
                               --------------------------------------
                          Charles E. Christmas
                          Chief Financial Officer and Treasurer
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