Form 10-K405
period 2000-12-31
MERCANTILE BANK CORP
filed 2001-03-08
CIK 1042729

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  -------------

                                    FORM 10-K

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
                                      1934
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000
                                       OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
 For the transition period from               to
                                --------------  ---------------

                        Commission File Number 000-26719

                           MERCANTILE BANK CORPORATION
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                               MICHIGAN                                                         38-3360865
    --------------------------------------------------------------                 ------------------------------------
    (State or Other Jurisdiction of Incorporation or Organization)                 (IRS Employer Identification Number)

          216 NORTH DIVISION AVENUE, GRAND RAPIDS, MICHIGAN                                        49503
          -------------------------------------------------                                      ---------
               (Address of Principal Executive Offices)                                          (Zip Code)

                                 (616) 242-9000
               ---------------------------------------------------
               (Registrant's Telephone Number including area code)

           Securities Registered Pursuant to Section 12(b) of the Act:

                                      NONE

            Securities Registered Pursuant Section 12(g) of the Act:

                                  COMMON STOCK
                                ----------------
                                (Title of Class)

          9.60% CUMULATIVE PREFERRED SECURITIES, $10 LIQUIDATION AMOUNT
          -------------------------------------------------------------
                                (Title of Class)


         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such requirements for the past 90 days. YES X NO
                  ---   ---

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. [ ]

         As of February 1, 2001, there were issued and outstanding 2,596,102 shares of the Registrant's Common Stock. The aggregate value of the voting stock held by non-affiliates (persons other than directors and executive officers) of the Registrant, computed by reference to the average of the closing bid and asked prices of the Common Stock as of February 1, 2001, $14.00, was $31.0 million.

                       DOCUMENTS INCORPORATED BY REFERENCE

1. Portions of the Annual Report to Shareholders for the fiscal year ended December 31, 2000 (Parts II and IV).

2. Portions of the Proxy Statement for the 2001 Annual Meeting of Shareholders (Part III).

                                     PART I


ITEM 1. BUSINESS

THE COMPANY

         Mercantile Bank Corporation ("Mercantile") is a bank holding company under the Bank Holding Company Act of 1956, as amended (the "Bank Holding Company Act"). As a bank holding company, Mercantile is subject to regulation by the Federal Reserve Board. Mercantile was organized on July 15, 1997, under the laws of the State of Michigan, primarily for the purpose of holding all of the stock of Mercantile Bank of West Michigan ("Bank"), and of such other subsidiaries as Mercantile may acquire or establish. The Bank commenced business on December 15, 1997. MBWM Capital Trust I (Capital Trust), a wholly-owned business trust subsidiary of Mercantile, was formed in September 1999 for the specific purpose of issuing 9.60% cumulative preferred securities. Mercantile Bank Mortgage Company ("Mortgage Company"), a wholly-owned subsidiary of the Bank, initiated business in October 2000 for the purpose of increasing the profitability and efficiency of the Bank's mortgage loan function.

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

THE BANK

         The Bank is a state banking company that operates under the laws of the State of Michigan, pursuant to a charter issued by the Division of Financial Institutions of the Michigan Department of Consumer & Industry Services. The Bank's deposits are insured to the maximum extent provided by the Federal Deposit Insurance Corporation. The Bank's primary service area is the Kent and Ottawa County areas of West Michigan, which includes the City of Grand Rapids, the second largest city in the State of Michigan.

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

THE CAPITAL TRUST

         In 1999 Mercantile formed Capital Trust, a Delaware business trust. Capital Trust's business and affairs are conducted by its property trustee, a Delaware trustee, and three individual administrative trustees who are employees and officers of Mercantile. Capital Trust was established for the purpose of issuing and selling its preferred securities and common securities, and used the proceeds from the sales of those securities to acquire subordinated debentures issued by Mercantile. Substantially all of the net proceeds received by Mercantile from the transaction were contributed to the Bank as capital. Additional information regarding Capital Trust is incorporated by reference to "Note 14 - Sale of Trust Preferred Securities" and "Note 16 - Regulatory Matters" of the Consolidated Financial Statements included in this Annual Report on pages F-36 through F-38.


--------------------------------------------------------------------------------

THE MORTGAGE COMPANY

         The Mortgage Company commenced operations on October 24, 2000 when the Bank contributed most if its residential mortgage loan portfolio and participation interests in certain commercial mortgage loans to the Mortgage Company. On the same date the Bank also transferred its residential mortgage origination function to the Mortgage Company. Mortgage loans originated and held by the Mortgage Company are serviced by the Bank pursuant to a servicing agreement.

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

         The Bank Holding Company Act limits the activities which may be engaged in by Mercantile and its subsidiary to those of banking and the management of banking organizations, and to certain non-banking activities, including those activities which the Federal Reserve Board may find, by order or regulation, to be so closely related to banking or managing or controlling banks as to be a proper incident thereto. The Federal Reserve Board is empowered to differentiate between activities by a bank holding company, or a subsidiary, and activities commenced by acquisition of a going concern.

         With respect to non-banking activities, the Federal Reserve Board has, by regulation, determined that certain non-banking activities are closely related to banking within the meaning of the Bank Holding Company Act. These activities include, among other things, operating a mortgage company, finance company, credit card company or factoring company, performing certain data processing operations, providing certain investment and financial advice, acting as an insurance agent for certain types of credit related insurance, leasing property on a full-payout, nonoperating basis; and, subject to certain limitations, providing discount securities brokerage services for customers. The Mortgage Company formed in 2000 complies with the regulations of the Federal Reserve Board. Neither Mercantile nor its subsidiaries currently engage in any other activity referred to above.

         The Bank is subject to certain restrictions imposed by federal law on any extension of credit to Mercantile for investments in stock or other securities of Mercantile, and on the taking of such stock or securities as collateral for loans to any borrower. Federal law prevents Mercantile from borrowing from the Bank unless the loans are secured in designated amounts.

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

EMPLOYEES

         As of December 31, 2000, Mercantile or the Bank employed 56 full-time and 18 part-time persons. Management believes that relations with employees are good.


--------------------------------------------------------------------------------

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

         The Bank's loan policy anticipates that priorities in extending loans will be modified from time to time as interest rates, market conditions and competitive factors change. The policy sets forth guidelines on a nondiscriminatory basis for lending in accordance with applicable laws and regulations. The policy describes various criteria in granting loans, including the ability to pay; the character of the customer; evidence of financial responsibility; purpose of the loan; knowledge of collateral and its value; terms of repayment; source of repayment; payment history; and economic conditions.

         The Board of Directors has delegated significant lending authority to officers of the Bank. The Board of Directors believes this empowerment, supported by the Bank's strong credit culture and the significant experience of the commercial lending staff, makes the Bank more responsive to its customers. The loan policy currently specifies lending authority for certain officers up to $1.0 million, and $6.0 million for the Bank's Chairman of the Board and its President and Chief Executive Officer; however, the latter $6.0 million lending authority is used in rare circumstances where timing is of the essence. Generally, loan requests exceeding $2.5 million require approval by the Officers Loan Committee, and loan requests exceeding $3.0 million, up to the legal lending limit of approximately $10.4 million, require approval by the Board of Directors. In most circumstances the Bank applies an in-house lending limit that is less than the legal lending limit.

         The loan policy also limits the amount of funds that may be loaned against specified types of real estate collateral. For certain loans secured by real estate the policy requires an appraisal of the property offered as collateral by a state certified independent appraiser. The policy also provides general guidelines for loan to value limits for other types of collateral, such as accounts receivable and machinery and equipment. In addition, the loan policy provides general guidelines as to environmental analysis, loans to employees, executive officers and directors, problem loan identification, maintenance of an allowance for loan losses, loan review and grading, mortgage and consumer lending, and other matters relating to the Bank's lending practices.

LENDING ACTIVITY

         Commercial Loans. The Bank's commercial lending group originates commercial loans primarily in the Bank's market area. Commercial loans are originated by six lenders, with over 75 years of combined commercial lending experience. Loans are originated for general business purposes, including working capital, accounts receivable financing, machinery and equipment acquisition, as well as commercial real estate financing including new construction and land development.

         Working capital loans are often structured as a line of credit and are reviewed periodically in connection with the borrower's year-end financial reporting. These loans are generally secured by all of the assets of the borrower, and have an interest rate tied to the national prime rate. Loans for machinery and equipment purposes typically have a maturity of three to five years and are fully amortizing, while commercial real estate loans are usually written with a five-year maturity and amortized over a 15 year period. These commercial loan types have an interest rate that is fixed to maturity or is tied to the national prime rate.

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


--------------------------------------------------------------------------------

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

         Single-Family Residential Real Estate Loans. The Mortgage Company originates single-family residential real estate loans in its market area usually according to secondary market underwriting standards; however, loans not conforming to those standards are made in limited circumstances. These loans provide borrowers with a fixed or adjustable interest rate with terms up to 30 years.

         The Bank also has a home equity line of credit program. Home equity credit is generally secured by either a first or second mortgage on the borrower's primary residence. The program provides revolving credit at a rate tied to the national prime rate.

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

         While the Bank does not utilize a formal credit scoring system, the Bank believes its consumer loans are underwritten carefully, with a strong emphasis on the amount of the down payment, credit quality, employment stability and monthly income. These loans are generally repaid on a monthly repayment schedule with the source of repayment tied to the borrower's periodic income. In addition, consumer lending collections are dependent on the borrower's continuing financial stability, and are thus likely to be adversely affected by job loss, illness and personal bankruptcy. In many cases, repossessed collateral for a defaulted consumer loan will not provide an adequate source of repayment of the outstanding loan balance because of depreciation of the underlying collateral.

         The Bank believes that the generally higher yields earned on consumer loans compensate for the increased credit risk associated with such loans and that consumer loans are important to its efforts to serve the credit needs of the communities and customers that it serves.

LOAN PORTFOLIO QUALITY

         The Bank has a comprehensive loan grading system for commercial loans as well as residential mortgage and consumer loans. Administered as part of the loan review program, all commercial loans are graded on an eight grade rating system. Utilizing a standardized grade paradigm that analyzes several critical factors such as cash flow, management and collateral coverage, all commercial loans are graded at inception and at various intervals thereafter. Residential mortgage and consumer loans are graded on a four grade rating system using a separate standardized grade paradigm that analyzes several critical factors such as debt-to-income and credit and employment histories. Residential mortgage and consumer loans are generally only graded once subsequent to the loans being extended.

         The Bank's independent loan review program is primarily responsible for the administration of the loan grading systems and ensuring adherence to established loan policies and procedures, and is an integral part of maintaining the strong asset quality culture. The loan review function works closely with senior management, although functionally reports to the Board of Directors. All commercial loan relationships exceeding $1 million are formally reviewed at least annually. Watch list credits are formally reviewed monthly. Credits between $0.5 million but less than $1 million are formally reviewed every two years, with a random sampling performed on credits under $0.5 million.


--------------------------------------------------------------------------------

         Loans are placed in a nonaccrual status when, in the opinion of management, uncertainty exists as to the ultimate collection of principal and interest. For the period ended December 31, 2000, loans placed in nonaccrual status were nominal in amount. At December 31, 2000, there were no significant loans where known information about possible credit problems of borrowers causes management to have serious doubts as to the ability of the borrower to comply with present loan repayment terms. Furthermore, management is not aware of any potential problem loans that could have a material effect on Mercantile's operating results, liquidity, or capital resources. Management is not aware of any other factors that would cause future net loan charge-offs, in total and by loan category, to significantly differ from those experienced by institutions of similar size.

         Additional detail and information relative to the loan portfolio is incorporated by reference to Management's Discussion and Analysis of Financial Condition and Results of Operations ("Management's Discussion and Analysis") beginning on Page F-4 and Note 3 of the Consolidated Financial Statements on pages F-28 and F-29 included in this Annual Report.

ALLOWANCE FOR LOAN LOSSES

         In each accounting period, the allowance for loan losses is adjusted by management to the amount management believes is necessary to maintain the allowance for loan losses at adequate levels. Through its loan review and credit departments, management attempts to allocate specific portions of the allowance for loan losses based on specifically identifiable problem loans. Management's evaluation of the allowance for loan losses is further based on, but not limited to, consideration of internally prepared calculations based upon the experience of senior management and lending staff making similar loans in the same community over the past 15 years, composition of the loan portfolio, third party analysis of the loan administration processes and loan portfolio and general economic conditions. In addition, Mercantile's status as a de novo banking organization and the rapid loan growth since inception is taken into account. Management believes that the present allowance for loan losses is adequate, based on the broad range of considerations listed above.

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

         Additional detail regarding the allowance for loan losses is incorporated by reference to Management's Discussion and Analysis beginning on Page F-4 and Note 3 of the Consolidated Financial Statements on pages F-28 and F-29 included in this Annual Report.

         Although management believes that the allowance for loan losses is adequate to absorb losses as they arise, there can be no assurance that the Bank will not sustain losses in any given period which could be substantial in relation to, or greater than, the size of the allowance for loans and lease losses.

INVESTMENTS

         The principal investments of Mercantile are its investment in the common stock of the Bank and Capital Trust. Funds retained by Mercantile from time to time may be invested in various debt instruments, including but not limited to obligations of or guaranteed by the United States, general obligations of a state or political subdivision or agency thereof, banker's acceptances or certificates of deposit of United States commercial banks, or commercial paper of United States issuers rated in the highest category by a nationally-recognized investment rating service. Although Mercantile is permitted to make unlimited portfolio investments in equity securities and to make equity investments in subsidiary corporations engaged in certain non-banking activities which may include real estate-related activities, such as mortgage banking, community development, real estate appraisals, arranging equity financing for commercial real estate, and owning and operating real estate used substantially by the Bank or acquired for its future use, Mercantile has no present plans to make any such equity investment. Mercantile's Board of Directors may alter the investment policy without shareholder approval.


--------------------------------------------------------------------------------

         The Bank may invest its funds in a wide variety of debt instruments and may participate in the federal funds market with other depository institutions. Subject to certain exceptions, the Bank is prohibited from investing in equity securities. Under one such exception, in certain circumstances and with the prior approval of the FDIC, the Bank could invest up to 10% of its total assets in the equity securities of a subsidiary corporation engaged in the acquisition and development of real property for sale, or the improvement of real property by construction or rehabilitation of residential or commercial units for sale or lease. The Bank has no present plans to make such an investment. Real estate acquired by the Bank in satisfaction of or foreclosure upon loans may be held by the Bank, subject to a determination by a majority of the Bank's Board of Directors at least annually of the advisability of retaining the property, for a period not exceeding 60 months after the date of acquisition, or such longer period as the Division of Financial Institutions of the State of Michigan's Department of Consumer & Industry Services may approve. The Bank is also permitted to invest an aggregate amount not in excess of two-thirds of the capital and surplus of the Bank in such real estate as is necessary for the convenient transaction of its business. The Bank's Board of Directors may alter the investment policy without shareholder approval.

         Additional detail and information relative to the securities portfolio is incorporated by reference to Management's Discussion and Analysis beginning at Page F-4 and Note 2 of the Consolidated Financial Statements on pages F-27 and F-28 included in this Annual Report.

COMPETITION

         Mercantile and the Bank face strong competition for deposits, loans and other financial services from numerous banks, savings banks, thrifts, credit unions and other financial institutions as well as from other entities which provide financial services, including consumer finance companies, securities brokerage firms, mortgage companies, insurance companies, mutual funds and other lending sources and investment alternatives. Some of the financial institutions and financial service organizations with which the Bank competes are not subject to the same degree of regulation as the Bank. Many of the financial institutions and financial service organizations aggressively compete for business in the Bank's market area. Most of these competitors have been in business for many years, have customer bases, deposits and lending limits that are substantially larger than those of the Bank, and are able to offer services that the Bank does not currently provide, including extensive branch networks, trust services and international banking services. In addition, most of these entities have greater capital resources than the Bank, which, among other things, may allow them to price their services at levels more favorable to the customer and to provide larger credit facilities than could the Bank. Additionally, recently enacted legislation regarding interstate branching and banking has resulted in increased competition.

SELECTED STATISTICAL INFORMATION

         Management's Discussion and Analysis beginning at Page F-4 in this Annual Report includes selected statistical information.

RETURN ON EQUITY AND ASSETS

         Return on Equity and Asset information is included in Management's Discussion and Analysis beginning at Page F-4 in this Annual Report.


ITEM 2.  PROPERTIES

         The Bank leases a one story building in downtown Grand Rapids, Michigan for use as the Bank's main office and Mercantile's headquarters. This building is of masonry construction and has approximately 11,000 square feet of usable space with on-site parking. The lease for this facility, which commenced in 1997, has an initial term of ten years and the Bank has four, five-year renewal options. The address of this facility is 216 North Division Avenue, and is located between Lyon Street and Michigan Street in downtown Grand Rapids.


--------------------------------------------------------------------------------

         The Bank designed and constructed a full service branch and operations facility in Alpine Township, a northwest suburb of Grand Rapids, that opened in July of 1999. The facility is one story, of masonry construction, and has approximately 8,000 square feet of usable space. The land and building is owned by the Bank. The facility has multiple drive-through lanes and ample parking space. The address of this facility is 4613 Alpine Avenue NW, Comstock Park, Michigan.

         In October 2000, construction began on two new facilities, both of which are being built on a 4-acre parcel of land purchased by the Bank earlier in 2000. The land is located in the City of Wyoming, a southwest suburb of Grand Rapids. The larger of the two buildings, a two-story facility of masonry construction with approximately 25,000 square feet of usable space, will serve as the new location for the operations and accounting departments and will include a full service branch. The other building, a single-story facility of masonry construction with approximately 7,000 square feet of usable space, will accommodate the administration function. The facilities, which will be owned by the Bank, are scheduled to open in August 2001. The location of these facilities will be on the southeast corner of 56th Street and Byron Center Avenue, Wyoming, Michigan.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None

EXECUTIVE OFFICERS OF THE REGISTRANT

              Name and Position                                                     Age
              -----------------                                                     ---

Gerald R. Johnson, Jr.                                                              54
  Chairman of the Board and Chief
  Executive Officer

Michael H. Price                                                                    44
  President and Chief Operating
  Officer

Robert B. Kaminski                                                                  39
  Senior Vice President and
  Secretary

Charles E. Christmas                                                                35
 Senior Vice President, Chief Financial
 Officer and Treasurer

Each of the persons named above has held the designated office with the Company since 1997, except for Mr. Christmas, who joined the Company in 1998 and held the position of Vice President of Finance, Treasurer and Compliance Officer before being promoted to Chief Financial Officer and Treasurer and Compliance Officer effective January 1, 1999. On October 12, 2000 Mr. Christmas was promoted to Senior Vice President, Chief Financial Officer and Treasurer.


--------------------------------------------------------------------------------

                                     PART II


ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         The Common Stock of Mercantile is quoted on the Nasdaq National Market under the symbol MBWM. Prior to July 19, 1999 Mercantile's common stock was quoted on the OTC Bulletin Board under the same symbol. At February 1, 2001, there were 102 record holders of Mercantile's common stock. In addition, Mercantile estimates that there were approximately 2,400 beneficial owners of its common stock who own their shares through brokers or banks. On January 10, 2001, Mercantile declared a 5% stock dividend on its common stock, payable on February 1, 2001 to record holders as of January 19, 2001. The stock dividend increased the number of common shares outstanding from 2,472,500 to 2,596,102. Mercantile has not paid cash dividends on its common stock since its formation in 1997, and currently has no intention of doing so in the foreseeable future.

         The following table shows the high and low bid prices by quarter during 2000 and 1999. The quotations reflect bid prices as reported by the OTC Bulletin Board through July 18, 1999, and as reported by the Nasdaq National Market on and after July 19, 1999. The quotations do not include retail mark-up, mark-down or commission, but have been adjusted for the stock dividend paid on February 1, 2001

                                   BID PRICES
                                                                                          HIGH      LOW
                                                                                          ----      ---
CALENDAR YEAR 2000
First Quarter.............................................................................$12.35   $9.50
Second Quarter............................................................................$10.45   $8.79
Third Quarter.............................................................................$11.76   $8.91
Fourth Quarter............................................................................$12.35  $10.57

CALENDAR YEAR 1999
First Quarter.............................................................................$16.63  $12.35
Second Quarter............................................................................$15.79  $12.35
Third Quarter.............................................................................$15.20  $13.30
Fourth Quarter............................................................................$14.73  $11.64

ITEM 6. SELECTED FINANCIAL DATA

         The Selected Financial Data on page F-3 in this Annual Report is incorporated here by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

         Management's Discussion and Analysis on pages F-4 through F-18 in this Annual Report is incorporated here by reference.


ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The information under the heading "Market Risk Analysis" on pages F-16 through F-18 in this Annual Report is incorporated here by reference.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The Consolidated Financial Statements, Notes to Consolidated Financial Statement and the Report of Independent Public Accountants on pages F-19 through F-40 in this Annual Report are incorporated here by reference.


--------------------------------------------------------------------------------

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The information listed under the captions "Information about Directors, Nominees and Executive Officers" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the definitive Proxy Statement of Mercantile for its April 19, 2001 Annual Meeting of Shareholders (the "Proxy Statement"), a copy of which will be filed with the Securities and Exchange Commission before the meeting date, is incorporated here by reference.

ITEM 11. EXECUTIVE COMPENSATION

         The information presented under the captions "Summary Compensation Table," "Options Granted in 2000," "Aggregated Stock Option Exercises in 2000 and Year End Option Values" and "Employment Agreements" and in the last paragraph under the caption "Board of Directors Meetings and Committees", in the Proxy Statement is incorporated here by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information presented under the caption "Stock Ownership of Certain Beneficial Owners and Management" in the Proxy Statement is incorporated here by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information listed under the caption "Certain Transactions" in the Proxy Statement is incorporated here by reference.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) (1) Financial Statements. The following financial statements and report of independent public accountants of Mercantile Bank Corporation and its subsidiaries are filed as part of this report:

         Report of Independent Public Accountants dated January 19, 2001

         Consolidated Balance Sheet --- December 31, 2000 and 1999

         Consolidated Statements of Income for each of the three years in the period ended December 31, 2000

         Consolidated Statements of Changes in Shareholders' Equity for each of the three years in the period ended December 31, 2000

         Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 2000



--------------------------------------------------------------------------------

         Notes to Consolidated Financial Statements

         The financial statements, the notes to financial statements, and the report of independent public accountants listed above are incorporated by reference in Item 8 of this report.

    (2)  Financial Statement Schedules

         Not applicable

 (b)     Reports on Form 8-K

         Mercantile has not filed any reports on Form 8-K during the last quarter of the period covered by this Report.

 (c)     Exhibits:

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

           10.2      Lease Agreement between Mercantile and Division Avenue
                     Partners, L.L.C. dated August 16, 1997, is incorporated by reference to exhibit 10.2 of Mercantile's Registration
                     Statement on Form SB-2 (Commission File No. 333-33081) that became effective October 23, 1997

           10.3      Agreement between Fiserve Solution, Inc. and the Bank dated
                     September 10, 1997, is incorporated by reference to exhibit
                     10.3 of Mercantile's Registration Statement on Form SB-2
                     (Commission File No. 333-33081) that became effective on October 23, 1997

           10.4      Agreement between the Bank and Visser Brothers Construction
                     Inc. dated November 16, 1998, on modified Standard Form of
                     Agreement Between Owner and Construction Manager where the
                     Construction Manager is also the Constructor, is incorporated by reference to exhibit 10.4 of Mercantile's
                     Annual Report on Form 10-KSB for the fiscal year ended
                     December 31, 1998 (Commission File No. 333-33081)

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

           10.6 Employment Agreement among Michael H. Price, Mercantile and the Bank dated December 1, 1998, is incorporated by reference to exhibit 10.6 of Mercantile's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1998
                     (Commission File No. 333-33081) (management contract or compensatory plan)


--------------------------------------------------------------------------------

        Exhibit No.                      EXHIBIT DESCRIPTION
        -----------                      -------------------

           10.7 Mercantile Bank of West Michigan Deferred Compensation Plan for Members of the Board of Directors (1999) is incorporated by reference to exhibit 10.7 of the Registration Statement of Mercantile and MBWM Capital Trust
                     I on Form SB-2 (Commission File Nos. 333-84313 and
                     333-84313-01) that became effective on September 13, 1999.

           10.8 Subordinated Indenture dated as of September 17, 1999 between Mercantile and Wilmington Trust Company, as
                     Trustee, relating to 9.60% Junior Subordinated Debentures due 2029 is incorporated by reference to exhibit 4.1 of the Registration Statement of Mercantile and MBWM Capital Trust
                     I on Form SB-2 (Commission File Nos. 333-84313 and
                     333-84313-01) that became effective on September 13, 1999)

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

           10.12     Amended and Restated Employment Agreement dated as of
                     December 31, 1999, among Mercantile, the Bank and Gerald R.
                     Johnson, Jr., is incorporated by reference to exhibit 10.12 of Mercantile's Form 10-KSB for the fiscal year ended
                     December 31, 1999 (Commission File No. 000-26719)
                     (management contract or compensatory plan)

           10.13     Amended and Restated Employment Agreement dated as of
                     December 31, 1999, among Mercantile, the Bank and Michael
                     H. Price, is incorporated by reference to exhibit 10.13 of Mercantile's Form 10-KSB for the fiscal year ended December
                     31, 1999 (Commission File No. 000-26719) (management contract or compensatory plan)

           10.14     Mercantile Bank Corporation 2000 Employee Stock Option
                     Plan, approved by the shareholders at the annual meeting on April 20, 2000

           10.15     Extension Agreement of Data Processing Contract between
                     Fiserve Solution, Inc. and the Bank dated May 12, 2000 extending the agreement between Fiserve Solution, Inc. and the Bank dated September 10, 1997

           10.16     Amended and Restated Employment Agreement dated as of
                     October 12, 2000, among Mercantile, the Bank and Gerald R.
                     Johnson, Jr. (management contract or compensatory plan)



--------------------------------------------------------------------------------

        Exhibit No.                      EXHIBIT DESCRIPTION
        -----------                      -------------------

           10.17     Amended and Restated Employment Agreement dated as of
                     October 12, 2000, among Mercantile, the Bank and Michael H.
                     Price (management contract or compensatory plan)

           10.18     Employment Agreement dated as of October 12, 2000, among
                     Mercantile, the Bank and Robert B. Kaminski (management contract or compensatory plan)

           10.19     Employment Agreement dated as of October 12, 2000, among
                     Mercantile, the Bank and Charles E. Christmas (management contract or compensatory plan)

           10.20     Agreement between the Bank and C.D. Barnes dated October
                     28, 2000, on Amendment to Standard Form of Agreement
                     Between Owner and Construction Manager where the
                     Construction Manager is also the Constructor, for construction of two Bank facilities in Wyoming, Michigan

            21       Subsidiaries of Mercantile

            23       Consent of Independent Accountants


(d)      Financial Statements Not Included In Annual Report

         Not applicable




--------------------------------------------------------------------------------

                           MERCANTILE BANK CORPORATION

                        CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2000 and 1999



--------------------------------------------------------------------------------

                           MERCANTILE BANK CORPORATION

                        CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2000 and 1999






                                    CONTENTS


SELECTED FINANCIAL DATA...................................................  F-3

MANAGEMENT'S DISCUSSION AND ANALYSIS......................................  F-4

REPORT OF INDEPENDENT AUDITORS............................................ F-19


CONSOLIDATED FINANCIAL STATEMENTS

     CONSOLIDATED BALANCE SHEETS.......................................... F-20

     CONSOLIDATED STATEMENTS OF INCOME.................................... F-21

     CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY........... F-22

     CONSOLIDATED STATEMENTS OF CASH FLOWS................................ F-23

     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS........................... F-24




--------------------------------------------------------------------------------

                             SELECTED FINANCIAL DATA

                                                            2000         1999         1998
                                                            ----         ----         ----
                                                         (In thousands except per share data)
CONSOLIDATED RESULTS OF OPERATIONS:

Interest income                                          $  36,835    $  22,766     $  10,168
Interest expense                                            24,560       13,330         5,629
                                                         ---------    ---------     ---------
Net interest income                                         12,275        9,436         4,539
Provision for loan losses                                    1,854        1,961         2,572
Noninterest income                                           1,192          848           488
Noninterest expense                                          7,515        5,888         3,564
                                                         ---------    ---------     ---------
Income (loss) before income tax expense and cumulative
   effect of change in accounting principle                  4,098        2,435        (1,109)
Income tax expense                                           1,303          292             0
                                                         ---------    ---------     ---------
Income (loss) before cumulative effect of change in
   accounting principle                                      2,795        2,143        (1,109)
Cumulative effect of change in accounting principle ..           0          (42)            0
                                                         ---------    ---------     ---------
Net income (loss)                                        $   2,795    $   2,101     $  (1,109)
                                                         =========    =========     =========


CONSOLIDATED BALANCE SHEET DATA:

Total assets                                             $ 512,746    $ 368,037     $ 216,237
Cash and cash equivalents                                   18,102       13,650         6,456
Investment securities                                       60,457       41,957        24,160
Loans, net of deferred loan fees                           429,804      308,006       184,745
Allowance for loan losses                                    6,302        4,620         2,765

Deposits                                                   425,740      294,829       171,998
Securities sold under agreements to repurchase              32,151       26,607        17,038
Guaranteed preferred beneficial interests in the
   Corporation's subordinated debentures                    16,000       16,000             0
Shareholders' equity                                        31,854       27,968        26,701

CONSOLIDATED FINANCIAL RATIOS:

Return on average assets                                      0.63%        0.71%        (0.86)%
Return on average shareholders' equity                        9.48%        7.70%        (6.40)%

Nonperforming loans to loans                                  0.02%        0.00%         0.00%
Allowance for loan losses to loans                            1.47%        1.50%         1.50%

Tier 1 leverage capital                                       8.59%       10.88%        13.83%
Tier 1 leverage risk-based capital                            8.59%       10.64%        11.79%
Total risk-based capital                                     10.97%       13.67%        13.01%

PER SHARE DATA:

Net Income (Loss):
     Basic before cumulative effect of change
         in accounting principle                         $    1.08    $    0.83     $   (0.55)
     Diluted before cumulative effect of change
         in accounting principle                              1.07         0.82         (0.55)
     Basic                                                    1.08         0.81         (0.55)
     Diluted                                                  1.07         0.80         (0.55)

Book value at end of period                                  12.24        10.74         10.26
Dividends declared                                              NA           NA            NA
NA - Not Applicable


Note: 1997 data not meaningful as operations commenced on December 15, 1997.


--------------------------------------------------------------------------------

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

The following discussion contains forward-looking statements that are based on management's beliefs, assumptions, current expectations, estimates and projections about the financial services industry, the economy, and about Mercantile Bank Corporation ("Mercantile"), Mercantile Bank of West Michigan ("Bank"), MBWM Capital Trust I ("Capital Trust") and Mercantile Bank Mortgage Company ("Mortgage Company"). Words such as "anticipates," "believes," "estimates," "expects," "forecasts," "intends," "is likely," "plans," "projects," variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions ("Future Factors") that are difficult to predict with regard to timing, extent, likelihood and degree of occurrence. Therefore, actual results and outcomes may materially differ from what may be expressed or forecasted in such forward-looking statements. Mercantile undertakes no obligation to update, amend, or clarify forward-looking statements, whether as a result of new information, future events (whether anticipated or unanticipated), or otherwise.

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

INTRODUCTION

This Management's Discussion and Analysis should be read in conjunction with the consolidated financial statements contained herein. This discussion provides information about the consolidated financial condition and results of operations of Mercantile and its wholly-owned subsidiaries, the Bank and Capital Trust, as well as the Mortgage Company, a wholly-owned subsidiary of the Bank.

Mercantile was incorporated on July 15, 1997 as a bank holding company to establish and own the Bank. The Bank, after receiving all necessary regulatory approvals, began operations on December 15, 1997. The Bank has a strong commitment to community banking and offers a wide range of financial products and services, primarily to small- to medium-sized businesses, as well as individuals. The Bank's lending strategy focuses on commercial lending, and, to a lesser extent, residential mortgage and consumer lending. The Bank also offers a broad array of deposit products, including checking, savings, money market, and certificates of deposit, as well as security repurchase agreements. The Bank's primary market area is the Kent and Ottawa County areas of West Michigan, which includes the City of Grand Rapids, the second largest city in the State of Michigan. Mercantile utilizes certificates of deposit from customers located outside of the primary market area to assist in funding the rapid asset growth Mercantile has experienced since inception.

The Capital Trust, a business trust subsidiary of Mercantile, was incorporated in 1999 for the purpose of issuing 1.6 million shares of 9.60% Cumulative Preferred Securities ("trust preferred securities") at $10.00 per trust preferred security. The proceeds from the September 1999 sale were used by Capital Trust to purchase an equivalent amount of subordinated debentures of Mercantile. Mercantile, in turn, used a majority of the proceeds from the issuance of the subordinated debentures for a capital contribution to the Bank.

The Mortgage Company, formed to increase the profitability and efficiency of Mercantile's mortgage loan operations, initiated business on October 24, 2000 from the Bank's contribution of most of its residential mortgage loan portfolio and participation interests in certain commercial mortgage loans to the Mortgage Company. On the same date the Bank also transferred its residential mortgage origination function to the Mortgage Company. Mortgage loans originated and held by the Mortgage Company will be serviced by the Bank pursuant to a servicing agreement.


--------------------------------------------------------------------------------

At certain times during 2000 Mercantile was engaged in preliminary discussions with several unaffiliated banking organizations to explore the possibility of an acquisition by Mercantile. To date the discussions have been exploratory in nature and no likely candidate has been identified. Mercantile expects that such discussions will continue with these or other banking organizations in future periods.

FINANCIAL CONDITION

Mercantile continued to experience significant asset growth during 2000. Assets increased from $368.0 million on December 31, 1999 to $512.7 million on December 31, 2000. This represents an increase in total assets of $144.7 million, or 39%. The increase in total assets was primarily comprised of a $120.1 million increase in net loans, an $18.5 million increase in investment securities and a $4.4 million increase in cash and cash equivalents. The increase in assets was primarily funded by a $130.9 million increase in deposits, a $5.5 million increase in securities sold under agreements to repurchase ("repurchase agreements"), and an increase of $2.8 million in retained income.

EARNING ASSETS
Average earning assets equaled over 96% of average total assets during 2000. Although Mercantile experienced significant asset growth during 2000, the asset structure remained relatively constant. The loan portfolio continued to comprise a majority of earning assets, followed by investments securities, federal funds sold, and short-term investments.

Mercantile's loan portfolio, which equaled 86% of average earnings assets during 2000, is primarily comprised of commercial loans. Constituting 91% of average loans and growing by $108.2 million during 2000, the commercial loan portfolio represents loans to business interests generally located within Mercantile's market area. Approximately 61% of the commercial loan portfolio is primarily secured by real estate properties, with the remaining generally secured by other business assets such as accounts receivable, inventory, and equipment. There are no significant industry concentrations within the commercial loan portfolio. The concentration and rapid growth in commercial loans is in keeping with Mercantile's strategy of focusing a substantial amount of its efforts on commercial banking. Business lending is an area of expertise for all of Mercantile's senior management team and commercial lending staff. Residential mortgage and consumer lending, while averaging only 9% of average loans during 2000, also experienced excellent growth; however, Mercantile's strategy for growth and profitability is expected to result in the commercial sector of the lending efforts and resultant assets continuing to be the dominant loan portfolio category.

The following table presents the maturity of total loans outstanding, other than residential mortgages and personal loans, as of December 31, 2000, according to scheduled repayments of principal on fixed rate loans and repricing frequency on variable rate loans.

                                                            0-1             1-5          After 5
                                                            Year           Years          Years          Total
                                                            ----           -----          -----          -----
Construction and land development
  - fixed rate                                          $  4,488,620   $ 10,305,471   $  1,586,551   $ 16,380,642
Construction and land development
  - variable rate                                         22,434,794                                   22,434,794
Real estate - secured by nonfarm
  nonresidential properties - fixed rate                   3,704,514    151,771,603      4,596,848    160,072,965
Real estate - secured by nonfarm
  nonresidential properties - variable rate               39,072,144                                   39,072,144
Commercial - fixed rate                                    2,393,673     66,243,029      6,337,305     74,974,007
Commercial - variable rate                                76,278,024         91,997                    76,370,021
                                                        ------------   ------------   ------------   ------------

                                                        $148,371,769   $228,412,100   $ 12,520,704   $389,304,573
                                                        ============   ============   ============   ============


--------------------------------------------------------------------------------

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

Reflective of Mercantile's strong credit culture, past due loans and net loan charge-offs remained very low and well below banking industry averages during 2000. As of December 31, 2000, past due loans and nonaccrual loans totaled $271,000, or only 0.06% of total loans. Of this amount, $176,000 was fully guaranteed by the U.S. Small Business Administration. Net loan charge-offs during 2000 totaled $173,000, or only 0.05% of average total loans. During 1999 net loan charge-offs equaled 0.04% of average total loans.

In each accounting period the allowance for loan and lease losses ("allowance") is adjusted by management to the amount believed necessary to maintain the allowance at adequate levels. Through its loan review and credit department, management attempts to allocate specific portions of the allowance based on specifically identifiable problem loans. Management's evaluation of the allowance is further based on, although not limited to, consideration of the internally prepared Loan Loss Reserve Analysis ("Reserve Analysis"), composition of the loan portfolio, third party analysis of the loan administration processes and loan portfolio and general economic conditions. In addition, Mercantile's rapid loan growth since inception is taken into account.

The Reserve Analysis, used since the inception of the Bank and completed monthly, applies reserve allocation factors to outstanding loan balances to calculate an overall allowance dollar amount. For commercial loans, which have averaged about 92% of total loans since the inception of the Bank, reserve allocation factors are based on the loan ratings as determined by Mercantile's comprehensive loan rating paradigm which is administered by the loan review function. For retail loans reserve allocation factors are based on the type of credit. Adjustments for specific loan relationships are made on a case-by-cases basis. The reserve allocation factors are primarily based on the experience of senior management and lending staff making similar loans in the same community over the past 15 years, and are adjusted periodically based upon identifiable trends and experience. The Reserve Analysis is under regular review by senior management and the Board of Directors.

The following table illustrates the breakdown of the allowance balance to loan type (dollars in thousands).

                                                               2000                            1999
                                                               ----                            ----

                Balance at End                               Percent of Loans                    Percent of Loans
                  of Period                                  in each Category                    in each Category
                Applicable to                      Amount     to Total Loans          Amount     to Total Loans
                -------------                      ------     --------------          ------     --------------
Commercial, financial and agricultural             $5,839          90.6%              $4,306          91.3%
Residential real estate                               369           7.8                  239           7.3
Installment loans to individuals                       94           1.6                   75           1.4
Unallocated                                             0           N/A                    0           N/A
                                                   ------        ------               ------        ------

                                                   $6,302         100.0%              $4,620         100.0%
                                                   ======        ======               ======        ======

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


--------------------------------------------------------------------------------

Although management believes that the allowance is adequate to sustain losses as they arise, there can be no assurance that the Bank will not sustain losses in any given period that could be substantial in relation to, or greater than, the size of the allowance.

The investment securities portfolio also experienced significant growth during 2000, increasing from $42.0 million on December 31, 1999 to $60.5 million at December 31, 2000. Mercantile maintains the portfolio at levels to provide adequate pledging for the repurchase agreement program and secondary liquidity for Mercantile's daily operations. In addition, the portfolio serves a primary interest rate risk management function. During 2000, the portfolio equaled 12% of average earning assets. At December 31, 2000, the portfolio was comprised of high credit quality U.S. Government Agency issued and guaranteed mortgage-backed securities (57%), municipal general obligation and revenue bonds (26%), U.S. Government Agency issued bonds (16%) and Federal Home Loan Bank stock (1%).

All securities with the exception of tax-exempt municipal bonds have been designated as "available for sale" as defined in Financial Accounting Standards Board Standard No. 115, Accounting for Certain Investments in Debt and Equity Securities (SFAS No. 115). Securities designated as available for sale are stated at fair value, with the unrealized gains and losses, net of income tax, reported as a separate component of shareholders' equity. The fair value of securities designated as available for sale at December 31, 2000 and 1999 was $45.9 million and $34.9 million, respectively. The net unrealized gain/(loss) recorded at December 31, 2000 and 1999, was $290,000 and $(802,000),
respectively. All tax-exempt municipal bonds have been designated as "held to maturity" as defined in SFAS No. 115, and are stated at amortized cost. As of December 31, 2000 and 1999, held to maturity securities had an amortized cost of $14.5 million and $7.1 million and a fair value of $14.9 million and $7.0 million, respectively.

Federal funds sold, consisting of excess funds sold overnight to correspondent banks, are used to manage daily liquidity needs and interest rate sensitivity. During 2000, the average balance of these funds equaled 2% of average earning assets. This level is within internal policy guidelines, and is not expected to change significantly in the future.

SOURCE OF FUNDS

Mercantile's major source of funds is from deposits. Total deposits increased from $294.8 million at December 31, 1999, to $425.7 million on December 31, 2000. Included within these numbers is the excellent success Mercantile achieved in generating deposit growth from customers located within the market area during 2000. Local deposits increased from $103.3 million at December 31, 1999, to $126.7 million on December 31, 2000, an increase of over 22%. In addition, Mercantile's repurchase agreement program, which contains the characteristics of an interest-bearing checking account, increased by $5.5 million, or 21%, during the same time period. However, despite this success in obtaining funds from local customers, the substantial asset growth has necessitated the continued acquisition of funds from depositors outside of the market area. While Mercantile's business plan anticipated the reliance on out-of-area deposits in the early stages of the Bank's development, Mercantile's longer-term strategy for funding the Bank is to increase local deposits and lower its reliance on out-of-area deposits. However, although local deposits have and are expected to increase as new business, governmental and consumer deposit relationships are established and existing customers increase their deposit accounts, the high reliance on out-of-area deposits will likely remain.

During 2000 Mercantile experienced excellent growth in its check-writing deposit accounts, which include noninterest-bearing demand accounts, interest-bearing checking accounts and money market deposit accounts. In aggregate these deposit types grew by 26%. Leading the growth were noninterest-bearing demand accounts. Comprised primarily of business loan customers, noninterest-bearing demand accounts grew $7.9 million, or 40%, and equaled 5% of average funding sources during 2000. Interest-bearing checking accounts increased $1.9 million, or 18%, and equaled 3% of average funding sources during 2000. Money market deposit accounts decreased $0.4 million, or 7%, and equaled 1% of average funding sources during 2000, respectively. Business loan customers also comprise the majority of interest-bearing checking and money market deposit types, although to a lower extent than noninterest-bearing checking accounts. Pursuant to banking regulations, incorporated businesses may not own interest-bearing checking accounts and transactions from money market accounts are limited. Mercantile anticipates continued growth of its check-writing deposit accounts as additional business loans are extended.


--------------------------------------------------------------------------------

Savings account balances recorded a decline of $3.4 million, or 9%, during 2000, and equaled 8% of average funding sources during 2000. The decline was due primarily from several large customers withdrawing funds for business purposes, not from account closings. Business loan customers also comprise the majority of savings account holders, although to a lower extent than checking-writing accounts. Mercantile anticipates an increase in savings account balances as additional business loans are extended.

Certificates of deposit purchased by customers located within the market area increased significantly during 2000, growing from $27.4 million at December 31, 1999, to $44.8 million on December 31, 2000, a growth rate of 63%. These deposits accounted for 9% of average funding sources during 2000. Leading the growth were certificates of deposit issued to local municipalities, primarily counties, cities and townships, increasing from $7.0 million at December 31, 1999, to $18.6 million on December 31, 2000. The increase is due primarily from Mercantile qualifying for additional funds from existing customers through a combination of asset growth and profitability as measured by the municipalities' investment policy guidelines, and is a trend that Mercantile expects to continue.

During 2000 certificates of deposit obtained from customers located outside of the market area increased by $107.5 million, and represented 56% of average funding sources during 2000. At December 31, 2000, this deposit type totaled $299.0 million. These certificates of deposit were primarily placed by deposit brokers for a fee, but also include certificates of deposit obtained from the deposit owners directly. Out-of-area certificates of deposit are utilized to support the asset growth of Mercantile, and are generally a lower cost source of funds when compared to the interest rates that would have to be offered in the local market to generate a commensurate level of funds. During most of 2000 rates paid on new out-of-area certificates of deposit were very similar to rates paid on new certificates of deposit issued to local customers. In addition, the overhead costs associated with the out-of-area certificates of deposit are considerably less than the overhead costs that would be incurred to administer a similar level of local deposits. The reliance on out-of-area certificates of deposit is expected to remain given Mercantile's asset growth expectations.

Repurchase agreements increased $5.5 million and equaled 7% of average funding sources during 2000. Part of Mercantile's sweep account program, collected funds from certain business noninterest-bearing checking accounts, are invested into overnight interest-bearing repurchase agreements. The securities collateralizing the repurchase agreement program are recorded as assets of Mercantile. Although not considered deposits, and therefore not afforded Federal Deposit Insurance Corporation insurance, funds generated by this product enable Mercantile to provide the equivalent of an interest-bearing checking account to incorporated businesses that are prohibited by banking regulations from owning such an account. The sweep account program is designed for businesses that maintain relatively large checking account balances.

Shareholders' equity increased $3.9 million and equaled 7% of average funding sources during 2000. The increase is attributable to net income from operations, which totaled $2.8 million, and a $1.1 million mark-to-market adjustment for available for sale securities as defined in SFAS No. 115. This adjustment is due solely to the changes in the interest rate environment during 2000.

RESULTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999

SUMMARY

Mercantile recorded strong earnings performance during 2000, only its third full year of operations. Net income was $2.8 million, or $1.08 per basic share and $1.07 per diluted share. This earnings performance compares very favorably to net income of $2.1 million, or $0.81 per basic share and $0.80 per diluted share, recorded in 1999. The 1999 net income figure includes a one-time charge of $42,210 ($0.02 per share), reflecting a change in accounting for organization costs. The earnings improvement during 2000 over that of 1999 is primarily attributable to increased net interest income and improved operating efficiencies resulting from asset growth, strong credit culture, and controlled overhead expenses, and was achieved despite a significant increase in federal income tax expense. As in 1999, significant loan growth necessitated large provisions to the allowance during 2000, substantially impacting Mercantile's earnings performance. A rate of loan growth exceeding the banking average is anticipated in 2001.


--------------------------------------------------------------------------------

The following table shows some of the key performance and equity ratios for the years ended December 31, 2000 and 1999.

                                                      2000              1999
                                                      ----              ----

     Return on average total assets                    0.6%              0.7%
     Return on average equity                          9.5               7.7
     Dividend payout ratio                             N/A               N/A
     Average equity to average assets                  6.6               9.2

NET INTEREST INCOME

Net interest income, the difference between revenue generated from earning assets and the interest cost of funding those assets, is Mercantile's primary source of earnings. Interest income (adjusted for tax-exempt income) and interest expense totaled $37.1 million and $24.6 million during 2000, respectively, providing for net interest income of $12.5 million. This performance compares very favorably to that of 1999 when interest income and interest expense were $22.8 million and $13.3 million, respectively, providing for net interest income of $9.5 million. The level of net interest income is primarily a function of asset size, as the weighted average interest rate received on earning assets is greater than the weighted average interest cost of funding sources; however, factors such as types of assets and liabilities, interest rate risk, liquidity, and customer behavior also impact net interest income as well as the net interest margin. The net interest margin declined from 3.30% in 1999 to 2.90% in 2000, primarily resulting from the full-year's impact of the September 1999 issuance of trust preferred securities, increased reliance on out-of-area certificates of deposit and lower level of shareholders' equity as a percent of average assets.

The following table depicts the average balance, interest earned and paid, and weighted average rate of Mercantile's assets, liabilities and shareholders' equity during 2000, 1999 and 1998 (dollars in thousands). The table also depicts the dollar amount of change in interest income and interest expense of interest-earning assets and interest-bearing liabilities, segregated between change due to volume and change due to rate. For tax-exempt securities interest income and yield have been computed on a tax equivalent basis using a marginal tax rate of 34%.

                                                             Years ended December 31,
                       --------------2000-------------   ---------------1999-------------  -------------1998----------------
                        Average                Average    Average                 Average   Average                 Average
                        Balance     Interest    Rate      Balance     Interest     Rate     Balance     Interest      Rate
                        -------     --------   -------    -------     --------    -------   -------     --------    -------
Taxable securities    $  38,788    $   2,662    6.86%   $  30,124    $   1,869     6.20%   $  15,375    $     881    5.73%
Tax-exempt
  securities             10,972          782    7.12        1,251           84     6.74            0            0    0.00
                      ---------    ---------            ---------    ---------             ---------    ---------
  Total securities       49,760        3,444    6.92       31,375        1,953     6.22       15,375          881    5.73

Loans                   372,428       33,057    8.88      246,921       20,410     8.27      105,075        9,008    8.57
Short-term
  investments               115            6    4.74          551           26     4.68          413           23    5.68
Federal funds sold        8,986          567    6.31        8,099          406     5.01        4,821          256    5.32
                      ---------    ---------            ---------    ---------             ---------    ---------
  Total earning
  assets                431,289       37,074    8.60      286,946       22,795     7.94      125,684       10,168    8.09

Allowance for
  loan losses            (5,527)                           (3,681)                            (1,590)
Cash and due
  from banks              8,926                             7,096                              4,229
Other non-earning
  assets                 10,044                             6,099                              2,540
                      ---------                         ---------                          ---------

  Total assets        $ 444,732                         $ 296,460                          $ 130,863
                      =========                         =========                          =========


--------------------------------------------------------------------------------

                                                            Years ended December 31,
                       --------------2000--------------  ---------------1999------------  -------------1998-------------
                        Average                Average    Average              Average     Average              Average
                        Balance     Interest    Rate      Balance   Interest     Rate      Balance   Interest     Rate
                        -------     --------   -------    -------   --------   -------     -------   --------   -------
Interest-bearing
  demand
  deposits              $ 11,207   $    501       4.47%  $  8,575   $    351       4.09%  $  4,025   $    171       4.24%
Savings deposits          36,040      1,875       5.20     38,886      1,871       4.81     17,494        904       5.17
Money market
  accounts                 5,405        251       4.64      4,411        189       4.29      1,170         58       4.98
Time deposits            288,791     18,992       6.58    173,158      9,629       5.56     68,243      4,008       5.87
                        --------   --------   --------   --------   --------   --------   --------   --------   --------
  Total interest-
    bearing
    deposits             341,443     21,619       6.33    225,030     12,040       5.35     90,932      5,141       5.65

Short-term
  borrowings              29,331      1,369       4.67     20,229        835       4.13     10,376        488       4.71
Long-term
  borrowings              16,033      1,572       9.80      4,654        455       9.78          0          0       0.00
                        --------   --------              --------   --------              --------   --------
  Total interest-
    bearing
    liabilities          386,807     24,560       6.35    249,913     13,330       5.33    101,308      5,629       5.56
                                   --------                         --------                         --------
Demand deposits           23,568                           17,812                           10,782
Other liabilities          4,893                            1,447                              343
                        --------                         --------                         --------
  Total liabilities      415,268                          269,172                          112,433
Average equity            29,464                           27,288                           18,430
                        --------                         --------                         --------
  Total liabilities
    and equity          $444,732                         $296,460                         $130,863
                        ========                         ========                         ========
Net interest
  income                           $ 12,514                         $  9,465                         $  4,539
                                   ========                         ========                         ========
Rate spread                                       2.25                             2.61                             2.53
Net interest
  margin                                          2.90                             3.30                             3.61

                                                                      Years ended December 31,
                                          -------------2000 over 1999---------------   -------------1999 over 1998--------------
                                              Total       Volume           Rate            Total       Volume           Rate
                                              -----       ------           ----            -----       ------           ----
Increase (decrease) in interest income
   Taxable securities                     $    793,736   $    579,224  $    214,512    $    988,140 $    909,383  $     78,757
   Tax exempt securities                       697,304        692,256         5,048          84,286       84,286             0
   Loans                                    12,646,547     11,042,857     1,603,690      11,402,485   11,736,016      (333,531)
   Short term investments                      (20,358)       (20,681)          323           2,336        6,926        (4,590)
   Federal funds sold                          161,720         47,814       113,906         149,236      165,035       (15,799)
                                          ------------   ------------  ------------    ------------ ------------  ------------
     Net change in tax-equivalent
       income                               14,278,949     12,341,470     1,937,479      12,626,483   12,901,646      (275,163)

Increase (decrease) in interest expense
   Interest-bearing demand deposits
                                               150,459        115,433        35,026         180,447      186,460        (6,013)
   Savings deposits                              3,864       (142,183)      146,047         966,973    1,033,269       (66,296)
   Money market accounts                        61,803         45,219        16,584         130,733      139,968        (9,235)
   Time deposits                             9,363,466      7,352,358     2,011,108       5,620,966    5,845,057      (224,091)
   Short term borrowings                       533,604        413,787       119,817         346,867      413,370       (66,503)
   Long term borrowings                      1,116,660      1,115,539         1,121         455,216      455,216             0
                                          ------------   ------------  ------------    ------------ ------------  ------------
     Net change in interest
       expense                              11,229,856      8,900,153     2,329,703       7,701,202    8,073,340      (372,138)
                                          ------------   ------------  ------------    ------------ ------------  ------------

       Net change in tax-equivalent
         net interest income              $  3,049,093   $  3,441,317  $   (392,224)   $  4,925,281 $  4,828,306  $     96,975
                                          ============   ============  ============    ============ ============  ============

Interest income is primarily generated from the loan portfolio, and to a lesser degree from investment securities, federal funds sold and short term investments. Interest income increased $14.3 million during 2000 from that earned in 1999, totaling $37.1 million in 2000 compared to $22.8 million in the previous year. Approximately 86% of the increase is due to the growth in earning assets, with the remaining amount due to the increased interest rate environment during 2000. The yield on average earning assets increased from the 7.94% recorded in 1999 to 8.60% in 2000.


--------------------------------------------------------------------------------

The growth in interest income is primarily attributable to an increase in earning assets. During 2000, earning assets averaged $431.3 million, a level substantially higher than the average earning assets of $286.9 million during 1999. Growth in average total loans, totaling $125.5 million, comprised 87% of the increase in average earnings assets. Interest income generated from the loan portfolio increased $12.6 million during 2000 over the level earned in 1999, comprised of an increase of $11.0 million due to growth in the loan portfolio and an increase of $1.6 million due to an increase in the yield earned on the loan portfolio. The improved loan portfolio yield is primarily due to increased market interest rates during 2000.

Growth in the investment securities portfolio and a slightly larger federal funds sold position also added to the increase in interest income during 2000 over that of 1999. Average investment securities increased by $18.4 million in 2000, increasing from $31.4 million in 1999 to $49.8 million in 2000. This growth equated to an increase in interest income of $1.3 million. A higher investment securities portfolio yield during 2000 also increased interest income by $0.2 million. Average federal funds sold increased about $0.9 million in 2000 that, when combined with an increase in yield, added $0.2 million to interest income. The improved yield on investment securities and federal funds sold is the result of increased market rates during 2000.

Interest expense is primarily generated from interest-bearing deposits, and to a lesser degree repurchase agreements and trust preferred securities. Interest expense increased $11.2 million during 2000 from that paid in 1999, totaling $24.5 million in 2000 compared to $13.3 million in the previous year. The growth in interest expense is primarily attributable to an increase in interest-bearing liabilities and increased market interest rates during 2000. Interest-bearing liabilities averaged $386.8 million during 2000, a level substantially higher than the average interest-bearing liabilities of $249.9 million during 1999. This growth resulted in increased interest expense of $8.9 million. Increased interest expense of $2.3 million was recorded during 2000 due to higher market interest rates on all interest-bearing liability categories except trust preferred securities that have a fixed interest rate. The cost of average interest-bearing liabilities increased from the 5.33% recorded in 1999 to 6.35% in 2000.

Growth in average certificates of deposits, totaling $115.6 million, comprised 84% of the increase in average interest-bearing liabilities between 2000 and 1999. The certificate of deposit growth during 2000 equated to an increase in interest expense of $7.4 million. In addition, interest expense of $2.0 million was recorded due to the increase in the average rate paid. Growth in repurchase agreements also added to the increased interest expense during 2000 over that of 1999, as average repurchase agreements grew from $20.2 million in 1999 to $29.3 million in 2000. The growth equated to an increase in interest expense of $0.4 million, with an additional $0.1 million in interest expense recorded due to the increase in the average rate paid. Higher interest rates paid on interest-bearing checking accounts, savings deposits and money market accounts added, in aggregate, $0.2 million in interest expense during 2000, while the change in volume added less than $0.1 million in interest expense. The September 1999 issuance of $16.0 million trust preferred securities had a sizeable impact on interest expense during 2000, adding $1.1 million in interest expense over that recorded during 1999.

PROVISION FOR LOAN LOSSES

Reflecting continued significant loan growth the provision for loan losses totaled approximately $1.9 million during 2000, compared to the $2.0 million expensed during 1999. The allowance as a percentage of total loans outstanding as of December 31, 2000 was 1.47%, slightly lower than the 1.50% at year-end 1999. Net loan charge-offs during 2000 approximated $173,000, or only 0.05% of average total loans. Loan charge-offs during 1999 totaled $106,000, or 0.04% of average total loans. Mercantile maintains the allowance at a level management feels is adequate to absorb losses contained within the loan portfolio.

NONINTEREST INCOME

Other income totaled $1.2 million in 2000, a significant increase over the $0.8 million earned in 1999. Deposit and repurchase agreement service charges totaled $346,000 in 2000, an increase of $144,000, or 71%, from the amount earned in 1999. The increase is primarily due to the growth in the number of deposit accounts. Reflecting additional letter of credit issuances, letter of credit commitment fees increased to $391,000 in 2000, an increase of $123,000, or 46%, from the fees earned in 1999. Credit card and debit card interchange income, reflecting increased issuance and usage, increased $46,000 during 2000, totaling $144,000 for the year. Fees earned on referring residential mortgage loan applicants to various third parties, reflecting a decline in volume due to the increased rate environment, totaled $175,000 in 2000, compared to the $208,000 earned in 1999.


--------------------------------------------------------------------------------

To reduce the negative impact of rising interest rates on net interest income, during the second quarter of 2000 Mercantile entered into a $50 million two-year interest rate swap agreement with a correspondent bank. Due to market expectations and the resulting impact on the value of the interest rate swap agreement, Mercantile terminated the interest rate swap agreement to lock-in the earned benefit shortly thereafter. A termination fee of $275,000 was received from the correspondent bank. At the same time Mercantile elected to sell $7.0 million in relatively low-yielding U.S. Government-Sponsored Agency callable bonds and reinvest the monies in higher-yielding U.S. Government-Sponsored mortgage-backed securities. The loss on the sale of the bonds totaled $275,000; however, the consummation of this transaction will generate a higher level of interest income than would have otherwise been earned over at least the next three years on a present value basis, while at the same time improving Mercantile's interest rate risk position.

NONINTEREST EXPENSE

Noninterest expense during 2000 totaled $7.5 million, a significant increase over the $5.9 million expensed in 1999. An increase in all major overhead cost categories, including salaries and benefits, occupancy, and furniture and equipment, was recorded. The increases primarily result from the hiring of additional staff and the construction of a new combined branch and operations center in mid-1999. All other noninterest costs also increased, reflecting additional expenses required to administer the significantly increased loan and deposit base.

Monitoring and controlling overhead expenses, while at the same time providing high quality of service to customers, is of utmost importance to Mercantile. While the dollar volume of noninterest costs have increased, as a percent of average assets the level has substantially declined as a result of Mercantile's growth and realized operating efficiencies. During 2000, noninterest costs were 1.69% of average assets, a significant decline from the 1.99% level in 1999. The efficiency ratio, a banking industry standardized calculation that attempts to reflect the utilization of overhead costs, also declined during 2000. Computed by dividing noninterest expenses by net interest income plus noninterest income, the efficiency ratio was 55.8% in 2000. This level compares very favorably to a very respectable 57.3% recorded in 1999, and reflects the improved efficiencies resulting from increased asset growth and controlled costs. In addition, Mercantile's lending philosophy of concentrating on commercial lending results in higher average loan balances compared to residential mortgage or consumer loans, which provides for a greater volume of loans with fewer people, thereby improving its efficiency. This point is demonstrated by Mercantile's total assets per employee ratio, which as of December 31, 2000 was a relatively high $7.9 million.

FEDERAL INCOME TAX EXPENSE

Federal income tax expense was $1.3 million in 2000, or 32% of pre-tax net operating income, compared to $0.3 million, or 12% of pre-tax net operating income, in 1999. During 1999 Mercantile used tax-loss carryforwards generated in 1997 and 1998 to reduce federal income tax expense. These tax-loss carryforwards were fully utilized over the course of 1999; therefore, Mercantile had to expense the full statutory tax rate in 2000.

RESULTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998

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


--------------------------------------------------------------------------------

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


--------------------------------------------------------------------------------

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

The September 1999 issuance of $16 million trust preferred securities had a sizeable impact on interest expense. With an average annualized balance of $4.7 million, trust preferred securities added approximately $500,000 to interest expense in just the three and one-half months outstanding. At an effective rate of 9.81% when taking into account the amortization of brokerage fees, it is anticipated that the trust preferred securities will have a much larger impact on Mercantile's earnings performance in future periods, although the effect is expected to decline over time as assets increase and the trust preferred securities decline as a percent of average earning assets.

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


--------------------------------------------------------------------------------

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

CAPITAL RESOURCES

Shareholders' equity is a noninterest-bearing source of funds that provides support for asset growth. Shareholders' equity was $31.9 million and $28.0 million at December 31, 2000 and 1999, respectively. The increase during 2000 is attributable to net income from operations totaling $2.8 million and a $1.1 million mark-to-market adjustment for available for sale securities as defined in SFAS No. 115. The mark-to-market adjustment was due to the difference in the interest rate environment between year-end 2000 and year-end 1999.

In September 1999 Mercantile, through its wholly-owned business trust subsidiary, Capital Trust, issued 1.6 million shares of trust preferred stock at $10.00 per share. Net proceeds from the sale, after the payment of underwriting costs, were $15.0 million. Substantially all of the net proceeds were ultimately contributed to the Bank and were used to support anticipated growth in assets, fund investments in loans and securities, and for general corporate purposes. Subject to certain limitations the trust preferred securities are considered a component of capital for purposes of calculating regulatory capital ratios. At December 31, 2000, $10.5 million of the $16.0 million was considered Tier 1 capital, with the remaining amount included as Tier 2 capital. The amount includable as Tier 1 capital is expected to gradually increase in future periods as shareholders' equity increases from anticipated net income from operations.

To provide sufficient capital for anticipated asset growth, Mercantile has been evaluating alternatives for increasing its capital. On February 21, 2001 Mercantile sold 70,000 shares of common stock in a private placement for approximately $1.0 million. Mercantile contributed the proceeds to the Bank as capital. In order to maintain adequate capital to support continuing asset growth, Mercantile expects to continue evaluating alternatives for increasing its capital.

Mercantile and the Bank are subject to regulatory capital requirements administered by the State of Michigan and federal banking agencies. Failure to meet the various capital requirements can initiate regulatory action that could have a direct material effect on the financial statements. Since the Bank began operations, both Mercantile and the Bank have been categorized as "Well Capitalized," the highest classification contained within the banking regulations. The capital ratios of Mercantile and the Bank as of December 31, 2000 and 1999 are disclosed under Note 16 on page F-37 of the Notes to Consolidated Financial Statements.

The ability of Mercantile to pay cash and stock dividends is subject to limitations under various laws and regulations and to prudent and sound banking practices. Mercantile declared a 5% stock dividend on January 10, 2001, payable on February 1, 2001 to record holders as of January 19, 2001. Mercantile has not paid cash dividends on its common stock since its formation in 1997, and currently has no intention of doing so in the foreseeable future.

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


--------------------------------------------------------------------------------

Mercantile's liquidity strategy is to fund loan growth with deposits and repurchase agreements and to maintain an adequate level of short- and medium-term investments to meet typical daily loan and deposit activity. Although deposit and repurchase agreement growth from depositors located in the market area increased by $29.0 million, or 22%, during 2000, the growth was not sufficient to meet the substantial loan growth of $121.8 million and provide monies for additional investing activities. To assist in providing the additional needed funds Mercantile regularly obtained certificates of deposit from customers outside of the market area and placed by deposit brokers for a fee, but also included certificates of deposit obtained from the deposit owners directly. These funds are generally a lower cost source of funds when compared to the interest rates that would have to be offered in the local market to generate a commensurate level of funds. In addition, the overhead costs associated with the out-of-area certificates of deposit are considerably less than the overhead costs that would be incurred to administer a similar level of local deposits. As of December 31, 2000, out-of-area deposits totaled $299.0 million, or 65% of combined deposits and repurchase agreements, an increase from the $191.5 million, or 59% of combined deposits and repurchase agreements, as of December 31, 1999. Reliance on out-of-area deposits is expected to be ongoing due to the planned future growth.

Mercantile has the ability to borrow money on a daily basis through correspondent banks using established federal funds purchased lines; however, this is viewed as only a secondary and temporary source of funds. The federal funds purchased lines were utilized on only rare occasions during 2000. During 2000, Mercantile's federal funds sold position averaged $9.0 million. In addition, as a member of the Federal Home Loan Bank of Indianapolis ("FHLBI"), Mercantile has access to the FHLBI's borrowing programs. Based on ownership of FHLBI stock and available collateral at December 31, 2000, the Bank could borrow up to $15.0 million. The Bank has yet to use its established borrowing line at the FHLBI.

On February 28, 2001 Mercantile was extended a $10.0 million unsecured revolving line of credit from a correspondent bank. The line of credit matures on February 27, 2002. Proceeds from the line of credit may be used for working capital, investment in the Bank or acquisition of financial institutions.

In addition to normal loan funding and deposit flow, Mercantile also needs to maintain liquidity to meet the demands of certain unfunded loan commitments and standby letters of credit. As of December 31, 2000, Mercantile had a total of $121.5 million in unfunded loan commitments and $36.9 million in unfunded standby letters of credit. Of the total unfunded loan commitments, $101.4 million were commitments available as lines of credit to be drawn at any time as customers' cash needs vary, and $20.1 million were for loan commitments scheduled to close and become funded within the next three months. Mercantile monitors fluctuations in loan balances and commitment levels, and includes such data in its overall liquidity management.

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


--------------------------------------------------------------------------------

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

There are two interest rate risk measurement techniques used by Mercantile. The first, which is commonly referred to as GAP analysis, measures the difference between the dollar amounts of interest-sensitive assets and liabilities that will be refinanced or repriced during a given time period. A significant repricing gap could result in a negative impact to the net interest margin during periods of changing market interest rates. The following table depicts Mercantile's GAP position as of December 31, 2000 (dollars in thousands):

                                        Within        Three to        One to           After
                                        Three          Twelve          Five            Five
                                        Months         Months          Years           Years       Total
                                        ------        --------        ------           ------      -----
Assets:
     Commercial loans                  $ 139,454     $     8,917     $   228,412    $  12,521    $ 389,304
     Residential real estate loans         9,186           1,913          16,181        6,429       33,709
     Consumer loans                        1,559             917           4,107          208        6,791
     Investment securities (1)               785             604          14,497       44,571       60,457
     Federal funds sold                    6,300                                                     6,300
     Short term investments                  109                                                       109
     Allowance for loan losses                                                         (6,302)      (6,302)
     Other assets                                                                      22,378       22,378
                                       ---------     -----------     -----------    ---------    ---------
         Total assets                    157,393          12,351         263,197       79,805      512,746

Liabilities:
     Interest-bearing checking            12,968                                                    12,968
     Savings                              36,331                                                    36,331
     Money market accounts                 5,196                                                     5,196
     Time deposits under $100,000         17,923          35,245           8,257                    61,425
     Time deposits $100,000 and over      64,939         172,967          44,546                   282,452
     Short term borrowings                32,151                                                    32,151
     Long term borrowings                     57                                       16,000       16,057
     Noninterest-bearing checking                                                      27,368       27,368
     Other liabilities                                                                  6,944        6,944
                                       ---------     -----------     -----------    ---------    ---------
         Total liabilities               169,565         208,212          52,803       50,312      480,892

Shareholders' equity                                                                   31,854       31,854
                                       ---------     -----------     -----------    ---------    ---------
Total sources of funds                   169,565         208,212          52,803       82,166      512,746
                                       ---------     -----------     -----------    ---------    ---------

Net asset (liability) GAP              $ (12,172)    $  (195,861)    $   210,394    $  (2,361)
                                       =========     ===========     ===========    =========

Cumulative GAP                         $ (12,172)    $  (208,033)    $     2,361
                                       =========     ===========     ===========

Percent of cumulative GAP to
  total assets                              (2.4)%         (40.6)%           0.5%
                                       =========     ===========     ===========

(1) Mortgage-backed securities are categorized by expected maturities based upon prepayment trends as of December 31, 2000.


--------------------------------------------------------------------------------

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

Mercantile conducted multiple simulations as of December 31, 2000, whereby it was assumed that a simultaneous, instant and sustained change in market interest rates occurred. The following table reflects the suggested impact on net interest income over the next twelve months, which are well within the policy parameters established to manage and monitor interest rate risk.

                                                     Dollar Change In               Percent Change In
     Interest Rate Scenario                         Net Interest Income             Net Interest Income
     ----------------------                         -------------------             -------------------
     Interest rates down 200 basis points                 $687,000                        4.8%

     Interest rates down 100 basis points                  451,000                        3.2

     No change in interest rates                           213,000                        1.5

     Interest rates up 100 basis points                    137,000                        1.0

     Interest rates up 200 basis points                     64,000                        0.5

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


--------------------------------------------------------------------------------

                              [CROWE CHIZEK LOGO]

                         REPORT OF INDEPENDENT AUDITORS



Board of Directors and Shareholders
Mercantile Bank Corporation
Grand Rapids, Michigan


We have audited the accompanying consolidated balance sheets of Mercantile Bank Corporation as of December 31, 2000 and 1999 and the related consolidated statements of income, changes in shareholders' equity and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of Mercantile's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Mercantile Bank Corporation as of December 31, 2000 and 1999, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2000 in conformity with generally accepted accounting principles.

As disclosed in Note 1, the Corporation changed its method of accounting for start-up costs in 1999 to comply with new accounting guidance.



                                     /s/ CROWE, CHIZEK AND COMPANY LLP

                                         Crowe, Chizek and Company LLP

Grand Rapids, Michigan
January 19, 2001


--------------------------------------------------------------------------------

                           MERCANTILE BANK CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                           December 31, 2000 and 1999

--------------------------------------------------------------------------------

                                                                      2000            1999
                                                                      ----            ----
ASSETS
     Cash and due from banks                                     $  11,692,825    $   6,570,631
     Short term investments                                            108,846          579,725
     Federal funds sold                                              6,300,000        6,500,000
                                                                 -------------    -------------
         Total cash and cash equivalents                            18,101,671       13,650,356

     Securities available for sale                                  45,147,493       34,115,303
     Securities held to maturity (fair value of $14,942,311 at
       December 31, 2000 and $6,982,329 at December 31, 1999)       14,524,341        7,056,492
     Federal Home Loan Bank stock                                      784,900          784,900

     Total loans                                                   429,804,105      308,006,476
     Allowance for loan losses                                      (6,301,805)      (4,620,469)
                                                                 -------------    -------------
         Total loans, net                                          423,502,300      303,386,007

     Premises and equipment - net                                    4,119,385        3,461,187
     Accrued interest receivable                                     2,758,054        1,842,874
     Other assets                                                    3,808,218        3,739,969
                                                                 -------------    -------------

         Total assets                                            $ 512,746,362    $ 368,037,088
                                                                 =============    =============

LIABILITIES AND SHAREHOLDERS' EQUITY
     Deposits
         Noninterest-bearing                                     $  27,368,257    $  19,513,231
         Interest-bearing                                          398,372,056      275,315,741
                                                                 -------------    -------------
              Total                                                425,740,313      294,828,972

     Securities sold under agreements to repurchase                 32,151,391       26,607,289
     Other borrowed money                                               56,510           13,755
     Accrued expenses and other liabilities                          6,944,262        2,619,203

     Guaranteed preferred beneficial interests in the
       Corporation's subordinated debentures                        16,000,000       16,000,000
                                                                 -------------    -------------
              Total liabilities                                    480,892,476      340,069,219

     Shareholders' equity
         Preferred stock, no par value; 1,000,000 shares
           authorized, none issued
         Common stock, no par value; 9,000,000 shares
           authorized; 2,596,102 and 2,472,500 shares
           outstanding at December 31, 2000 and 1999                29,935,401       28,181,798
         Retained earnings                                           1,628,277          587,639
         Accumulated other comprehensive income (loss)                 290,208         (801,568)
                                                                 -------------    -------------
              Total shareholders' equity                            31,853,886       27,967,869
                                                                 -------------    -------------

              Total liabilities and shareholders' equity         $ 512,746,362    $ 368,037,088
                                                                 =============    =============


--------------------------------------------------------------------------------

          See accompanying notes to consolidated financial statements.

                           MERCANTILE BANK CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME
                  Years ended December 31, 2000, 1999 and 1998

-------------------------------------------------------------------------------

                                                                    2000            1999            1998
                                                                    ----            ----            ----
Interest income
   Loans, including fees                                        $ 33,056,700    $ 20,410,153    $  9,007,668
   Investment securities                                           3,206,105       1,925,065         880,639
   Federal funds sold                                                567,379         405,659         256,422
   Short term investments                                              5,464          25,822          23,487
                                                                ------------    ------------    ------------
     Total interest income                                        36,835,648      22,766,699      10,168,216

Interest expense
   Deposits                                                       21,619,499      12,039,907       5,140,788
   Short term borrowings                                           1,368,901         835,297         488,430
   Long term borrowings                                            1,571,876         455,216               0
                                                                ------------    ------------    ------------
     Total interest expense                                       24,560,276      13,330,420       5,629,218
                                                                ------------    ------------    ------------

NET INTEREST INCOME                                               12,275,372       9,436,279       4,538,998

Provision for loan losses                                          1,854,000       1,960,900       2,571,800
                                                                ------------    ------------    ------------

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES               10,421,372       7,475,379       1,967,198

Noninterest income
   Service charges on accounts                                       346,131         201,796          82,170
   Letter of credit fees                                             391,143         267,753         159,064
   Mortgage loan referral fees                                       174,579         208,042         209,667
   Gain on sale of loans                                              49,975          13,047               0
   Gain (loss) on sale of securities                                (275,321)              0             128
   Interest rate swap termination fee                                275,000               0               0
   Other income                                                      230,395         156,905          37,149
                                                                ------------    ------------    ------------
     Total noninterest income                                      1,191,902         847,543         488,178

Noninterest expense
   Salaries and benefits                                           4,274,262       3,256,456       1,891,264
   Occupancy                                                         510,357         412,531         304,231
   Furniture and equipment                                           440,378         350,131         176,756
   Data processing                                                   435,433         335,079         170,990
   Advertising                                                       196,763         157,973         110,431
   Loan processing cost                                               74,855          63,582         153,835
   Other expense                                                   1,583,659       1,312,203         756,916
                                                                ------------    ------------    ------------
     Total noninterest expenses                                    7,515,707       5,887,955       3,564,423
                                                                ------------    ------------    ------------

INCOME (LOSS) BEFORE FEDERAL INCOME TAX AND CUMULATIVE
  EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE                         4,097,567       2,434,967      (1,109,047)

Federal income tax expense                                         1,303,000         292,000               0
                                                                ------------    ------------    ------------

INCOME (LOSS) BEFORE CUMULATIVE EFFECT OF CHANGE IN
  ACCOUNTING PRINCIPLE                                             2,794,567       2,142,967      (1,109,047)

Cumulative effect of change in accounting principle
  (net of taxes)                                                           0         (42,210)              0
                                                                ------------    ------------    ------------

NET INCOME (LOSS)                                               $  2,794,567    $  2,100,757    $ (1,109,047)
                                                                ============    ============    ============

Earnings (loss) per share before cumulative effect of change in accounting principle:
   Basic                                                        $       1.08    $       0.83    $      (0.55)
                                                                ============    ============    ============

   Diluted                                                      $       1.07    $       0.82    $      (0.55)
                                                                ============    ============    ============


Per share cumulative effect of change in accounting principle   $       0.00    $       0.02    $       0.00
                                                                ============    ============    ============


Earnings (loss) per share:
   Basic                                                        $       1.08    $       0.81    $      (0.55)
                                                                ============    ============    ============

   Diluted                                                      $       1.07    $       0.80    $      (0.55)
                                                                ============    ============    ============

Average shares outstanding                                         2,596,102       2,596,102       2,003,018
                                                                ============    ============    ============


--------------------------------------------------------------------------------

          See accompanying notes to consolidated financial statements.

                           MERCANTILE BANK CORPORATION
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                  Years ended December 31, 2000, 1999 and 1998

                                                                                         Accumulated
                                                                           Retained         Other          Total
                                                           Common          Earnings      Comprehensive  Shareholders'
                                                            Stock          (Deficit)        Income         Equity
                                                           -------         ---------     -------------  ------------
BALANCE, JANUARY 1, 1998                                 $ 13,880,972   $   (404,071)   $     (3,631)   $ 13,473,270

Common stock sale, July 31, 1998                           14,300,826                                     14,300,826

Comprehensive income (loss):
    Net loss                                                              (1,109,047)                    (1,109,047)
    Change in net unrealized gain (loss)
      on securities available for sale,
      net of reclassification and tax effect                                                  35,467          35,467
                                                                                                        ------------
       Total comprehensive income (loss)                                                                  (1,073,580)
                                                         ------------    ------------   ------------    ------------


BALANCES, DECEMBER 31, 1998                                28,181,798     (1,513,118)         31,836      26,700,516

Comprehensive income:
    Net income                                                             2,100,757                       2,100,757
    Change in net unrealized gain (loss)
      on securities available for sale,
      net of reclassification and tax effect                                                (833,404)       (833,404)
                                                                                                        ------------
       Total comprehensive income                                                                          1,267,353
                                                         ------------    ------------   ------------    ------------


BALANCES, DECEMBER 31, 1999                                28,181,798        587,639        (801,568)     27,967,869

Payment of 5% stock dividend                                1,753,603     (1,753,929)                           (326)

Comprehensive income:
    Net income                                                             2,794,567                       2,794,567
    Change in net unrealized gain (loss)
      on securities available for sale,
      net of reclassification and tax effect                                               1,091,776       1,091,776
                                                                                                        ------------
       Total comprehensive income                                                                          3,886,343
                                                         ------------    -----------    ------------    ------------


BALANCES, DECEMBER 31, 2000                              $ 29,935,401    $ 1,628,277    $    290,208    $ 31,853,886
                                                         ============    ===========    ============    ============


--------------------------------------------------------------------------------

          See accompanying notes to consolidated financial statements.

                           MERCANTILE BANK CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  Years ended December 31, 2000, 1999 and 1998

                                                                2000            1999              1998
                                                                ----            ----              ----
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                      $   2,794,567    $   2,100,757    $  (1,109,047)
   Adjustments to reconcile net income (loss)
     to net cash from operating activities
     Depreciation and amortization                              590,087          538,996          274,364
     Provision for loan losses                                1,854,000        1,960,900        2,571,800
     Gain on sale of loans                                      (49,975)         (13,047)               0
     (Gain)/loss on sale of securities                          275,321                0             (128)
     Net change in
       Accrued interest receivable                             (915,180)        (695,042)      (1,095,021)
       Other assets                                            (827,706)      (2,869,730)        (432,695)
       Accrued expenses and other liabilities                 4,325,059        2,118,482          208,517
                                                          -------------    -------------    -------------
         Net cash from operating activities                   8,046,173        3,141,316          417,790

CASH FLOWS FROM INVESTING ACTIVITIES
   Loan originations and payments, net                     (121,920,318)    (123,354,358)    (171,857,839)
   Purchase of:
     Securities available for sale                          (19,816,814)     (17,765,304)     (28,320,575)
     Securities held to maturity                             (7,472,674)      (7,056,858)               0
     Federal Home Loan Bank stock                                     0         (784,900)               0
     Premises and equipment                                  (1,098,833)      (1,926,748)      (1,082,815)
   Proceeds from:
     Sales of available for sale securities                   6,718,120                0        1,000,313
     Maturities and repayments of available
       for sale securities                                    3,497,789        6,526,816        6,203,087
                                                          -------------    -------------    -------------
       Net cash from investing activities                  (140,092,730)    (144,361,352)    (194,057,829)

CASH FLOWS FROM FINANCING ACTIVITIES
   Net increase in deposits                                 130,911,341      122,830,953      162,309,755
   Proceeds from the sale of trust preferred securities               0       16,000,000                0
   Net proceeds from sale of common stock                             0                0       14,300,826
   Net increase in other borrowed money                          42,755           13,755                0
   Fractional shares purchased                                     (326)               0                0
   Net increase in securities sold under agreements
     to repurchase                                            5,544,102        9,569,688       16,382,154
                                                          -------------    -------------    -------------
     Net cash from financing activities                     136,497,872      148,414,396      192,992,735
                                                          -------------    -------------    -------------

Net change in cash and cash equivalents                       4,451,315        7,194,360         (647,304)

Cash and cash equivalents at beginning of period             13,650,356        6,455,996        7,103,300
                                                          -------------    -------------    -------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                $  18,101,671    $  13,650,356    $   6,455,996
                                                          =============    =============    =============


Supplemental disclosures of cash flow information
   Cash paid during the year for
     Interest                                             $  20,382,032    $  11,796,860    $   5,237,768
     Federal income tax                                       1,693,000        1,620,773          165,000
   Cash received during the year for
     Gain on termination of interest rate swap                  275,000                0                0


--------------------------------------------------------------------------------

          See accompanying notes to consolidated financial statements.

                           MERCANTILE BANK CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2000 and 1999

--------------------------------------------------------------------------------

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation: The consolidated financial statements include the accounts of Mercantile Bank Corporation and its wholly-owned subsidiaries, Mercantile Bank of West Michigan, and its wholly-owned subsidiary, Mercantile Bank Mortgage Company, and MBWM Capital Trust I, after elimination of significant intercompany transactions and accounts.

Nature of Operations: Mercantile Bank Corporation ("Mercantile") was incorporated on July 15, 1997 to establish and own Mercantile Bank of West Michigan ("Bank") based in Grand Rapids, Michigan. The Bank is a community-based financial institution. The Bank began operations on December 15, 1997, after several months of work by incorporators and employees in preparing applications with the various regulatory agencies and obtaining insurance and building space. The Bank's primary deposit products are checking, savings, and term certificate accounts, and its primary lending products are commercial, residential mortgage, and installment loans. Substantially all loans are secured by specific items of collateral including business assets, consumer assets and real estate. Commercial loans are expected to be repaid from cash flow from operations of businesses. Real estate loans are secured by both residential and commercial real estate. The Bank's loan accounts are primarily with customers located in western Michigan, within Kent County. The Bank's retail deposits are also to customers located in western Michigan. As an alternative source of funds, the Bank has also issued certificates to depositors outside of the Bank's primary market area. Substantially all revenues are derived from banking products and services.

Mercantile Capital Trust I ("Capital Trust") was formed in September 1999. All of the common securities of this special purpose trust are owned by Mercantile. The Trust exists solely to issue capital securities. For financial reporting purposes, the Trust is reported as a subsidiary and is consolidated into the financial statements of Mercantile. The capital securities are presented as a separate line item on the consolidated balance sheet as guaranteed preferred beneficial interests in Mercantile's subordinated debentures.

During 2000, the Mercantile Bank Mortgage Company ("Mortgage Company"), a wholly-owned subsidiary of the Bank, was established to increase the profitability and efficiency of its mortgage loan operations. The Mortgage Company initiated business on October 24, 2000 via the Bank's contribution of most of its residential mortgage loan portfolio and participation interests in certain commercial mortgage loans. On the same date the Bank also transferred its residential mortgage origination function to the Mortgage Company. Mortgage loans originated and held by the Mortgage Company are serviced by the Bank pursuant to a servicing agreement.

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


--------------------------------------------------------------------------------

                                   (Continued)

                           MERCANTILE BANK CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2000 and 1999

--------------------------------------------------------------------------------

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Premiums and discounts on securities are recognized in interest income using the interest method over the estimated life of the security. Gains and losses on the sale of securities available for sale are determined based upon amortized cost of the specific security sold. Securities are written down to fair value when a decline in fair value is not temporary.

Loans: Loans that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are reported at the principal balance outstanding, net of deferred loan fees and costs and an allowance for loan losses. Interest income is reported on the interest method and includes amortization of net deferred loan fees and costs over the loan term. Interest income is not reported when full loan repayment is in doubt, typically when the loan is impaired or payments are past due over 90 days. Payments received on such loans are reported as principal reductions.

Allowance for Loan Losses: The allowance for loan losses is a valuation allowance for probable incurred credit losses, increased by the provision for loan losses and recoveries, and decreased by charge-offs. Management estimates the allowance balance required based on past loan loss experience, the nature and volume of the portfolio, information about specific borrower situations and estimated collateral values, and economic conditions. Allocations of the allowance may be made for specific loans, but the entire allowance is available for any loan that, in management's judgment, should be charged-off. Loan losses are charged against the allowance when management believes the uncollectibility of a loan balance is confirmed.

A loan is impaired when full payment under the loan terms is not expected. Impairment is evaluated in aggregate for smaller-balance loans of similar nature such as residential mortgage, consumer and credit card loans, and on an individual loan basis for other loans. If a loan is impaired, a portion of the allowance is allocated so that the loan is reported, net, at the present value of estimated future cash flows using the loan's existing rate or at the fair value of collateral if repayment is expected solely from the collateral. Loans are evaluated for impairment when payments are delayed, typically 90 days or more, or when the internal grading system indicates a doubtful classification.

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


--------------------------------------------------------------------------------

                                   (Continued)

                           MERCANTILE BANK CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2000 and 1999

--------------------------------------------------------------------------------

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Financial Instruments: Financial instruments include off-balance-sheet credit instruments, such as commitments to make loans and standby letters of credit, issued to meet customer financing needs. The face amount for these items represents the exposure to loss, before considering customer collateral or ability to repay. Such financials instruments are recorded when they are funded.

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

Earnings (Loss) Per Share: Basic earnings (loss) per share is based on weighted average common shares outstanding during the period. Diluted earnings (loss) per share includes the dilutive effect of additional potential common shares issuable under stock options. Earnings (loss) per share are restated for all stock dividends, including the 5% stock dividend paid on February 1, 2001.

Comprehensive Income: Comprehensive income consists of net income and other comprehensive income. Other comprehensive income includes unrealized gains and losses on securities available for sale which are also recognized as separate components of equity.


--------------------------------------------------------------------------------

                                   (Continued)

                           MERCANTILE BANK CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2000 and 1999

--------------------------------------------------------------------------------

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

New Accounting Pronouncements: Beginning January 1, 2001, a new accounting standard will require all derivatives to be recorded at fair value. Unless designated as hedges, changes in these fair values will be recorded in the income statement. Fair value changes involving hedges will generally be recorded by offsetting gains and losses on the hedge and on the hedged item, even if the fair value of the hedged item is not otherwise recorded. Adoption of this standard on January 1, 2001 did not have a material effect on the Bank's condition or results of operations.

Reclassifications: Some items in the prior year financial statements were reclassified to conform to the current presentation.

NOTE 2 - INVESTMENT SECURITIES

The amortized cost and fair values of investment securities at year-end were as follows:

                                                            Gross            Gross
                                           Amortized     Unrealized        Unrealized        Fair
                                             Cost           Gains            Losses         Values
                                           ----------    ----------       -----------     -----------
AVAILABLE FOR SALE
2000
     U.S. Government agency
       debt obligations                   $  9,800,282   $    137,309    $    (60,271)   $  9,877,320
     Mortgage-backed securities             33,907,502        475,643        (117,287)     34,265,858
     Municipal revenue bonds                 1,000,000          4,315               0       1,004,315
                                          ------------   ------------    ------------    ------------

                                          $ 44,707,784   $    617,267    $   (177,558)   $ 45,147,493
                                          ============   ============    ============    ============
1999
     U.S. Government agency
       debt obligations                   $ 14,071,776   $          0    $   (408,337)   $ 13,663,439
     Mortgage-backed securities             20,258,091              0        (796,283)     19,461,808
     Municipal revenue bonds                 1,000,000              0          (9,944)        990,056
                                          ------------   ------------    ------------    ------------

                                          $ 35,329,867   $          0    $ (1,214,564)   $ 34,115,303
                                          ============   ============    ============    ============
HELD TO MATURITY
2000
     Municipal general obligation bonds   $ 13,065,553   $    394,004    $       (926)   $ 13,458,631
     Municipal revenue bonds                 1,458,788         30,463          (5,571)      1,483,680
                                          ------------   ------------    ------------    ------------

                                          $ 14,524,341   $    424,467    $     (6,497)   $ 14,942,311
                                          ============   ============    ============    ============
1999
     Municipal general obligation bonds   $  6,433,594   $          0    $    (51,132)   $  6,382,462
     Municipal revenue bonds                   622,898              0         (23,031)        599,867
                                          ------------   ------------    ------------    ------------

                                          $  7,056,492   $          0    $    (74,163)   $  6,982,329
                                          ============   ============    ============    ============

The amortized cost and fair values of debt investment securities at year-end 2000, by contractual maturity, are shown below. The contractual maturity is utilized below for U.S. Government agency debt obligations and municipal bonds. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity date, mortgage backed securities, are shown separately.


--------------------------------------------------------------------------------

                                   (Continued)

                           MERCANTILE BANK CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2000 and 1999

--------------------------------------------------------------------------------

NOTE 2 - INVESTMENT SECURITIES (Continued)

                             --------------Held-to-Maturity------ --------Available-for-Sale----------
                               Weighted                                     Weighted
                                Average   Amortized      Fair      Average   Amortized       Fair
                                Yield       Cost         Value      Yield      Cost          Value
                               ---------  ---------      -----     ------    ---------       -----
Due in one year or less         5.38%   $   102,257   $   102,210   6.35%   $   500,000   $   501,395
Due from one to five years      6.66      2,459,284     2,494,428   6.12      5,500,813     5,471,660
Due from five to ten years      6.87      5,470,924     5,626,116   7.35      3,899,383     3,946,710
Due after ten years             7.67      6,491,876     6,719,557   7.74        900,086       961,870
Mortgage-backed                   NA             --            --   6.98     33,907,502    34,265,858
                                        -----------   -----------           -----------   -----------

                                7.19    $14,524,341   $14,942,311   6.92    $44,707,784   $45,147,493
                                        ===========   ===========           ===========   ===========

During 2000, investment securities with an aggregated amortized cost basis of $6,993,441 were sold, resulting in an aggregate realized loss of $275,321. There were no sales of investment securities during 1999. The sale of an investment security during 1998 resulted in a realized gain of $128.

The carrying value of investment securities that are pledged to secure securities sold under agreements to repurchase and other deposits was $40,015,759 and $28,733,258 at December 31, 2000 and 1999, respectively.

NOTE 3 - LOANS AND ALLOWANCE FOR LOAN LOSSES

Year-end loans are as follows:

                                                                                            Percent
                                           December 31, 2000         December 31, 1999     Increase/
                                           Balance          %        Balance        %      (Decrease)
                                           -------          -        -------        -      ----------
Real Estate:
  Construction and land
    development                           $ 38,815,436      9.0%   $ 37,224,847     12.1%     4.3%
  Secured by 1 - 4
    family properties                       33,708,709      7.8      22,535,386      7.3     49.6
  Secured by multi-
    family properties                        2,127,047      0.5       2,326,684      0.8     (8.6)
  Secured by nonfarm
    nonresidential properties              197,018,062     45.9     157,686,466     51.2     24.9
Commercial                                 151,344,028     35.2      83,908,726     27.2     80.4
Consumer                                     6,790,823      1.6       4,324,367      1.4     57.0
                                          ------------    -----    ------------    -----    -----

                                          $429,804,105    100.0%   $308,006,476    100.0%    39.5%
                                          ============    =====    ============    =====    =====

Activity in the allowance for loan losses is as follows:

                                                       2000           1999          1998
                                                       ----           ----          ----
Beginning balance                                  $ 4,620,469    $ 2,765,100    $   193,300
Provision charged to operating expense               1,854,000      1,960,900      2,571,800
Charge-offs                                           (185,876)      (108,531)             0
Recoveries                                              13,212          3,000              0
                                                   -----------    -----------    -----------

    Ending balance                                 $ 6,301,805    $ 4,620,469    $ 2,765,100
                                                   ===========    ===========    ===========


--------------------------------------------------------------------------------

                                   (Continued)

                           MERCANTILE BANK CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2000 and 1999

--------------------------------------------------------------------------------


NOTE 3 - LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

Impaired loans were as follows:

                                                               2000       1999
                                                               ----       ----
Year-end loans with no allocated allowance for loan losses   $      0   $      0
Year-end loans with allocated allowance for loan losses        94,892          0
                                                             --------   --------

                                                             $ 94,892   $      0
                                                             ========   ========

Amount of the allowance for loan losses allocated            $ 20,000   $      0
Average of impaired loans during the year                     138,518     24,347

The Bank did not recognize any interest income on impaired loans during 2000, 1999 or 1998.

Concentrations within the loan portfolio were as follows at year-end:

                                                           2000                            1999
                                                           ----                            ----

                                                                 Percentage of                      Percentage of
                                                  Balance       Loan Portfolio       Balance       Loan Portfolio
                                                  -------       --------------       -------       --------------
     Commercial real estate loans to
       operators of non-residential
       buildings                               $  62,089,376         14.4%         $  41,039,899        13.3%

NOTE 4 - PREMISES AND EQUIPMENT - NET

Year-end premises and equipment are as follows:

                                                    2000         1999
                                                    ----         ----
Land and improvements                            $1,134,548   $  443,408
Buildings and leasehold improvements              2,128,353    2,111,049
Construction in process                             220,797            0
Furniture and equipment                           1,586,621    1,417,086
                                                 ----------   ----------
                                                  5,070,319    3,971,543
Less:  accumulated depreciation                     950,934      510,356
                                                 ----------   ----------

                                                 $4,119,385   $3,461,187
                                                 ==========   ==========


--------------------------------------------------------------------------------

                                   (Continued)

                           MERCANTILE BANK CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2000 and 1999

--------------------------------------------------------------------------------


NOTE 5 - DEPOSITS

Deposits at year-end are summarized as follows:

                                                                                     Percent
                                   December 31, 2000         December 31, 1999      Increase/
                                   Balance          %        Balance         %      (Decrease)
                                   -------          -        -------         -      ----------
Noninterest-bearing
   demand                        $ 27,368,257      6.4%   $ 19,513,231      6.6%       40.3%
Interest-bearing
   checking                        12,968,028      3.1      11,040,426      3.7        17.5
Money market                        5,196,217      1.2       5,604,816      1.9        (7.3)
Savings                            36,331,140      8.6      39,737,096     13.5        (8.6)
Time, under $100,000                6,164,803      1.4       4,873,222      1.7        26.5
Time, $100,000 and
   over                            38,681,764      9.1      22,573,206      7.7        71.4
                                 ------------    -----    ------------    -----       -----
                                  126,710,209     29.8     103,341,997     35.1        22.6
Out-of-area time,
   under $100,000                  55,260,216     13.0      71,997,053     24.4       (23.2)
Out-of-area time,
   $100,000 and over              243,769,888     57.2     119,489,922     40.5       104.0
                                 ------------    -----    ------------    -----       -----
                                  299,030,104     70.2     191,486,975     64.9        56.2
                                 ------------    -----    ------------    -----       -----

                                 $425,740,313    100.0%   $294,828,972    100.0%       44.4%
                                 ============    =====    ============    =====       =====

Out-of-area certificates of deposit consist of certificates obtained from depositors outside of the primary market area. As of December 31, 2000, out-of-area certificates of deposit totaling $288,389,984 were obtained through deposit brokers, with the remaining $10,640,120 obtained directly from the depositors.

The following table depicts the maturity distribution for certificates of deposit at year-end.

                                         2000          1999
                                         ----          ----
In one year                          $291,073,673   $203,685,797
In two years                           49,585,317     13,534,313
In three years                          3,195,678        623,293
In four years                              22,003      1,090,000
In five years                                   0              0
                                     ------------   ------------

                                     $343,876,671   $218,933,403
                                     ============   ============

The following table depicts the maturity distribution for certificates of deposit with balances of $100,000 or more at year-end.

                                            2000           1999
                                            ----           ----
Up to three months                      $ 64,938,960   $ 48,761,878
Three months to six months                65,612,880     53,506,644
Six months to twelve months              107,354,179     32,250,070
Over twelve months                        44,545,633      7,544,536
                                        ------------   ------------

                                        $282,451,652   $142,063,128
                                        ============   ============


--------------------------------------------------------------------------------

                                   (Continued)

                           MERCANTILE BANK CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2000 and 1999

--------------------------------------------------------------------------------


NOTE 6 - SHORT-TERM BORROWINGS

Information relating to short-term borrowings, comprised entirely of securities sold under agreements to repurchase, at December 31 is summarized below:

                                                         2000           1999
                                                         ----           ----
Outstanding balance at yearend                        $32,151,391    $26,607,289
Average interest rate at yearend                             4.63%          4.22%
Average balance during the year                        29,190,780     20,229,314
Average interest rate during the year                        4.66%          4.13%
Maximum month end balance during the year              35,473,498     26,607,289

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

NOTE 7 - FEDERAL INCOME TAXES

The consolidated provision for income taxes is as follows:

                                    2000          1999            1998
                                    ----          ----            ----
Current                         $ 1,913,297    $ 1,820,858    $   399,852
Deferred benefit                   (610,297)      (636,480)    (1,147,247)
Change in valuation allowance             0       (892,378)       747,395
                                -----------    -----------    -----------

    Tax expense                 $ 1,303,000    $   292,000    $         0
                                ===========    ===========    ===========

The recorded consolidated income tax provision in both 2000 and 1999 differs from that computed by multiplying pre-tax income by the statutory federal income tax rates as follows:

                                        2000            1999            1998
                                        ----            ----            ----
Statutory rates                      $ 1,393,173    $   827,889    $  (377,076)
Increase (decrease) from
  Tax-exempt interest                   (110,102)       (14,972)             0
  Valuation allowance                          0       (526,565)       365,813
  Nondeductible expenses                  19,929          5,648         11,263
                                     -----------    -----------    -----------

    Tax expense                      $ 1,303,000    $   292,000    $         0
                                     ===========    ===========    ===========


--------------------------------------------------------------------------------

                                   (Continued)

                           MERCANTILE BANK CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2000 and 1999

--------------------------------------------------------------------------------


NOTE 7 - FEDERAL INCOME TAXES (Continued)

The net deferred tax asset recorded includes the following amounts of deferred tax assets and liabilities as of December 31, 2000 and 1999:

                                                                     2000         1999
                                                                     ----         ----
Deferred tax assets
     Provision for loan losses                                    $2,023,051   $1,392,691
     Start-up/pre-opening expenses                                    59,537       73,973
     Deferred loan fees                                               91,507       92,822
     Unrealized loss on securities available for sale                      0      412,953
     Deferred compensation                                            19,213        4,677
     Miscellaneous accruals                                                0        5,500
                                                                  ----------   ----------
                                                                   2,193,308    1,982,616
 Deferred tax liabilities
     Unrealized gain on securities available for sale                154,000            0
     Miscellaneous expenses                                                0            0
     Accretion                                                         7,978        2,659
     Depreciation                                                     29,775       21,746
                                                                  ----------   ----------
                                                                     191,753       24,405

 Net deferred tax asset                                           $2,001,555   $1,958,211
                                                                  ==========   ==========

A valuation allowance related to deferred tax assets is required when it is considered more likely than not that all or part of the benefits related to such assets will not be realized. Management has determined that no valuation allowance was required for 2000 or at year-end 1999.

NOTE 8 - STOCK OPTION PLAN

Stock option plans are used to reward employees and provide them with additional equity interest. Stock options are granted at the market price on the date of grant. The stock options fully vest within three years and expire ten years from the date of grant. At year-end 2000 there were 95,970 shares authorized for future grants.

                                                             2000        1999        1998
                                                             ----        ----        ----
Stock options outstanding
    Beginning                                               127,836     127,836     81,636
    Granted                                                  38,690           0     46,200
                                                           --------    --------   --------

         Ending                                             166,526     127,836    127,836
                                                           ========    ========   ========

    Options exercisable at year-end                         114,186      80,236     52,674
                                                           --------    --------   --------

    Minimum exercise price                                 $   9.52    $   9.52   $   9.52
    Maximum exercise price                                    12.98       12.98      12.98
    Average exercise price                                    11.01       10.95      10.95
    Average remaining option term                         7.6 Years   8.0 Years  9.0 Years

Estimated fair value of stock options granted:             $155,003               $172,510
    Assumptions used:
         Risk-free interest rate                               5.99%                  4.56%
         Expected option life                              10 Years                7 Years
         Expected stock volatility                               37%                    11%
         Expected dividends                                       0%                     0%


--------------------------------------------------------------------------------

                                   (Continued)

                           MERCANTILE BANK CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2000 and 1999

--------------------------------------------------------------------------------

NOTE 8 - STOCK OPTION PLAN (Continued)

SFAS No. 123, Accounting for Stock Based Compensation, requires proforma disclosures for companies that do not adopt its fair value accounting method for stock-based employee compensation. The following proforma information presents net income and basic and diluted earnings per share had the fair value been used to measure compensation cost for stock option plans. The exercise price of options granted is equivalent to the market value of underlying stock at the grant date. No compensation cost was actually recognized for stock options.

                                                                                2000            1999             1998
                                                                                ----            ----             ----
Pro-forma income (loss), assuming SFAS 123 fair
  value method was used for stock options:
    Income (loss) before cumulative effect of
      change in accounting principle                                        $   2,741,602   $   2,065,991   $  (1,299,991)
    Basic income (loss) per share before cumulative
      effect of change in accounting principle                                       1.06            0.80           (0.65)
    Diluted income (loss) per share before cumulative
      effect of change in accounting principle                                       1.05            0.79           (0.65)

    Net income (loss)                                                       $   2,741,602   $   2,023,781   $  (1,299,991)
    Basic income (loss) per share                                                    1.06            0.78           (0.65)
    Diluted income (loss) per share                                                  1.05            0.77           (0.65)

NOTE 9 - RELATED PARTIES

Certain directors and executive officers of the Bank, including their immediate families and companies in which they are principal owners, were loan customers of the Bank. At year-end 2000 and 1999, the Bank had approximately $7,099,000 and $9,046,000 in loan commitments to directors and executive officers, of which approximately $3,914,000 and $5,063,000 were outstanding at December 31, 2000 and 1999, respectively, as reflected in the following table.

                                   2000           1999
                                   ----           ----
Beginning balance              $ 5,063,000    $ 9,095,000
New loans                        2,035,000        876,000
Repayments                      (3,184,000)    (4,908,000)
                               -----------    -----------

    Ending balance             $ 3,914,000    $ 5,063,000
                               ===========    ===========

Related party deposits and repurchase agreements totaled approximately $13,173,000 at December 31, 2000 and $14,800,000 at December 31, 1999.


--------------------------------------------------------------------------------

                                   (Continued)

                           MERCANTILE BANK CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2000 and 1999

--------------------------------------------------------------------------------


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

Fair value of the Bank's off-balance sheet instruments (commitments to extend credit and standby letters of credit) is based on rates currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties' credit standing. At December 31, 2000 and 1999, the rates on existing off-balance sheet instruments were substantially equivalent to current market rates, considering the underlying credit standing of the counterparties.

The Bank's maximum exposure to credit losses for loan commitments and standby letters of credit outstanding at December 31 was as follows:

                                                               2000           1999
                                                               ----           ----
Commercial unused lines of credit                          $ 87,121,094   $ 87,488,616
Unused lines of credit secured by 1 - 4 family
  residential properties                                      7,641,057      6,112,897
Credit card unused lines of credit                            4,578,325      3,419,628
Other consumer unused lines of credit                         2,062,084      3,126,906
Commitments to make loans                                    20,110,500     26,395,600
Standby letters of credit                                    36,889,288     28,963,217
                                                           ------------   ------------

                                                           $158,402,348   $155,506,864
                                                           ============   ============

Mercantile was required to have $689,000 and $564,000 of cash on hand or on deposit with the Federal Reserve Bank of Chicago to meet regulatory reserve and clearing requirements at year-end 2000 and 1999. These balances do not earn interest.

The Bank leases the main office facility under an operating lease agreement. Total rental expense for the lease for 2000, 1999 and 1998 was $160,566, $155,889 and $151,349, respectively. Future minimum rentals under this lease as of December 31, 2000 are as follows:

2001                             $  163,740
2002                                163,740
2003                                163,740
2004                                163,740
2005                                163,740
Thereafter                          272,900
                                 ----------

                                 $1,091,600
                                 ==========


--------------------------------------------------------------------------------

                                   (Continued)

                           MERCANTILE BANK CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2000 and 1999

--------------------------------------------------------------------------------


NOTE 11 - BENEFIT PLANS

Mercantile established a 401(k) benefit plan effective January 1, 1998, covering substantially all of its employees. Mercantile's 2000, 1999 and 1998 matching 401(k) contribution charged to expense was $135,613, $85,080 and $59,705, respectively. The percent of Mercantile's matching contributions to the 401(k) is determined annually by the Board of Directors. During 1999, the 401(k) benefit plan allowed employee contributions up to 15% of their compensation, which are matched at 100% of the first 4% of the compensation contributed. Matching contributions are immediately vested. The Plan was amended, effective January 1, 2000, to increase the employer match from 4% of compensation contributed to 5%.

Mercantile established a deferred compensation plan effective May 1, 1999, in which all persons serving on the Board of Directors during the time the plan is in effect are eligible to participate. Participants may elect to defer annual director fees, with distributions to be paid only upon termination of service as a director. Expense for the plan during 2000 and 1999 was $2,085 and $625, respectively.

NOTE 12 - FAIR VALUES OF FINANCIAL INSTRUMENTS

Carrying amount and estimated fair values of financial instruments were as follows at year-end.

                                                            2000                           1999
                                                            ----                           ----
                                                   Carrying        Fair          Carrying         Fair
                                                    Values        Values          Values         Values
                                                   --------      --------        --------       --------
Financial assets
    Cash and cash equivalents                    $ 18,101,671   $ 18,101,671   $ 13,650,356   $ 13,650,356
    Securities available for sale                  45,147,493     45,147,493     34,115,303     34,115,303
    Securities held to maturity                    14,524,341     14,942,311      7,056,492      6,982,329
    Federal Home Loan Bank stock                      784,900        784,900        784,900        784,900
    Loans, net                                    423,502,300    424,690,000    303,386,007    294,581,000
    Accrued interest receivable                     2,758,054      2,758,054      1,842,874      1,842,874

Financial liabilities
    Deposits                                      425,740,313    424,359,000    294,828,972    295,078,734
    Securities sold under agreements
      to repurchase                                32,151,391     32,151,391     26,607,289     26,607,289
    Accrued interest payable                        6,134,491      6,134,491      1,956,247      1,956,257
    Guaranteed preferred beneficial
      interests in the Corporation's
      subordinated debentures                      16,000,000     11,527,593     16,000,000     11,402,303

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


--------------------------------------------------------------------------------

                                   (Continued)

                           MERCANTILE BANK CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2000 and 1999

--------------------------------------------------------------------------------


NOTE 13 - EARNINGS PER SHARE

The factors used in the earnings per share computation follow.

                                                        2000          1999          1998
                                                        ----          ----          ----
Basic
    Net income (loss)                                $ 2,794,567   $ 2,100,757   $(1,109,047)
                                                     ===========   ===========   ===========


    Weighted average common shares outstanding         2,596,102     2,596,102     2,003,041
                                                     -----------   -----------   -----------

  Basic earnings (loss) per common share             $      1.08   $      0.81   $     (0.55)
                                                     ===========   ===========   ===========


Diluted
    Net income (loss)                                $ 2,794,567   $ 2,100,757   $(1,109,047)
                                                     ===========   ===========   ===========


    Weighted average common shares outstanding for
      basic earnings per common share                  2,596,102     2,596,102     2,003,018
    Add:  Dilutive effects of assumed exercises of
      stock options                                        7,229        27,627             0
                                                     -----------   -----------   -----------

    Average shares and dilutive potential
      common shares                                    2,603,331     2,623,729     2,003,018
                                                     ===========   ===========   ===========

  Diluted earnings (loss) per common share           $      1.07   $      0.80   $     (0.55)
                                                     ===========   ===========   ===========

Stock options for 127,838 shares of common stock were not considered in computing diluted earnings per common share for 1998 because they were antidilutive.

NOTE 14 - SALE OF TRUST PREFERRED SECURITIES

MBWM Capital Trust I, a business subsidiary of Mercantile, sold 1.6 million Cumulative Preferred Securities ("trust preferred securities") at $10.00 per trust preferred security in a September 1999 offering. The proceeds from the sale of the trust preferred securities were used by MBWM Capital Trust I to purchase an equivalent amount of subordinated debentures from Mercantile. The trust preferred securities carry a fixed rate of 9.60%, have a stated maturity of 30 years, and, in effect, are guaranteed by Mercantile. The securities are redeemable at par after 5 years. Distributions on the trust preferred securities are payable quarterly on January 15, April 15, July 15 and October 15. The first distribution was paid on October 15, 1999. Under certain circumstances, distributions may be deferred for up to 20 calendar quarters. However, during any such deferrals, interest accrues on any unpaid distributions at the rate of 9.60% per annum.

NOTE 15 - SALE OF COMMON STOCK

During 1998, Mercantile completed a secondary stock offering, selling 1,026,375 shares, as adjusted for the 5% stock dividend paid on February 1, 2001. Net of issuance expenses the common stock sale raised $14.3 million. Substantially all of the net proceeds were contributed to the Bank, which were used to support the anticipated growth in assets, fund investments in loans and securities, and for general corporate purposes.


--------------------------------------------------------------------------------

                                   (Continued)

                           MERCANTILE BANK CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2000 and 1999

--------------------------------------------------------------------------------


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

At year end, actual capital levels (in thousands) and minimum required levels for Mercantile and the Bank were:

                                                                                            Minimum Required
                                                                                               to be Well
                                                                    Minimum Required        Capitalized Under
                                                                       for Capital          Prompt Corrective
                                               Actual               Adequacy Purposes       Action Regulations
                                               ------               -----------------       ------------------
                                          Amount    Ratio         Amount       Ratio        Amount       Ratio
                                          ------    -----         ------       -----        ------       -----
2000
   Total capital (to risk
     weighted assets)
       Consolidated                       $53,685    11.0%          $39,163      8.0%         $48,953     10.0%
       Bank                                51,596    10.6            39,017      8.0           48,771     10.0
   Tier 1 capital (to risk
     weighted assets)
       Consolidated                        42,085     8.6            19,589      4.0           29,383      6.0
       Bank                                45,497     9.3            19,517      4.0           29,275      6.0
   Tier 1 capital (to average
     assets)
       Consolidated                        42,085     8.6            19,601      4.0           24,502      5.0
       Bank                                45,497     9.3            19,528      4.0           24,410      5.0

1999
   Total capital (to risk
     weighted assets)
       Consolidated                       $49,275    13.7%          $28,830      8.0%         $36,038     10.0%
       Bank                                47,402    13.2            28,714      8.0           35,893     10.0
   Tier 1 capital (to risk
     weighted assets)
       Consolidated                        38,359    10.6            14,420      4.0           21,630      6.0
       Bank                                42,914    12.0            14,363      4.0           21,544      6.0
   Tier 1 capital (to average
     assets)
       Consolidated                        38,359    10.9            14,097      4.0           17,621      5.0
       Bank                                42,914    12.2            14,042      4.0           17,554      5.0

The Bank was categorized as well capitalized at year-end 2000 and 1999.


--------------------------------------------------------------------------------

                                   (Continued)

                           MERCANTILE BANK CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2000 and 1999

--------------------------------------------------------------------------------


NOTE 16 - REGULATORY MATTERS (Continued)

Federal and state banking laws and regulations place certain restrictions on the amount of dividends the Bank can transfer to Mercantile and on the capital levels that must be maintained. At year-end 2000, under the most restrictive of these regulations (to remain well capitalized), the Bank could distribute approximately $2,825,000 to Mercantile as dividends without prior regulatory approval.

The capital levels as of December 31, 2000 and December 31, 1999 include an adjustment for the 1.6 million trust preferred securities issued by MBWM Capital Trust I in September 1999 subject to certain limitations. Federal Reserve guidelines limit the amount of trust preferred securities which can be included in Tier 1 capital of Mercantile to 25% of total Tier 1 capital. As of December 31, 2000 and December 31, 1999, approximately $10.5 million and $9.6 million of the $16.0 million of the trust preferred securities were included as Tier 1 capital of Mercantile, respectively. The remaining dollar amounts are included as Tier 2 capital, a component of risk-based capital. The trust preferred securities are used to support Mercantile's current capital position allowing for future growth and increased common shareholder value.

NOTE 17 - OTHER COMPREHENSIVE INCOME (LOSS)

Other comprehensive income (loss) components and related taxes were as follows.

                                                             2000           1999           1998
                                                             ----           ----           ----
     Unrealized holding gains and losses on              $ 1,378,885    $(1,262,733)   $    53,866
       available-for-sale securities
     Reclassification adjustments for gains
       and losses later recognized in income                 275,321              0           (128)
                                                         -----------    -----------    -----------
     Net unrealized gains and losses                       1,654,206     (1,262,733)        53,738
     Tax effect                                             (562,430)       429,329        (18,721)
                                                         -----------    -----------    -----------

Other comprehensive income (loss)                        $ 1,091,776    $  (833,404)   $    35,467
                                                         ===========    ===========    ===========

NOTE 18 - QUARTERLY FINANCIAL DATA (UNAUDITED)

                                                        Income Before                      Earnings per Share
                                                    Cumulative Effect of               Before Cumulative Effect of
                       Interest       Net Interest  Change in Accounting       Net   Change in Accounting Principle
                        Income           Income           Principle          Income         Basic      Diluted
                       --------       ------------  --------------------    --------        -----      -------
2000
    First quarter     $ 7,864,181      $ 2,797,414      $  500,292         $ 500,292      $  0.19    $    0.19
    Second quarter      8,848,268        3,004,000         636,472           636,472         0.25         0.25
    Third quarter       9,741,242        3,133,073         778,160           778,160         0.30         0.30
    Fourth quarter     10,381,957        3,340,885         879,643           879,643         0.34         0.33

1999
    First quarter     $ 4,531,195      $ 1,929,778      $  393,901         $ 351,691      $  0.15    $    0.15
    Second quarter      5,212,444        2,264,714         503,472           503,472         0.19         0.19
    Third quarter       6,111,378        2,591,024         562,340           562,340         0.22         0.22
    Fourth quarter      6,911,682        2,650,763         683,254           683,254         0.27         0.26


--------------------------------------------------------------------------------

                                   (Continued)

                           MERCANTILE BANK CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2000 and 1999

--------------------------------------------------------------------------------


NOTE 19 - MERCANTILE BANK CORPORATION (PARENT COMPANY ONLY)
  CONDENSED FINANCIAL STATEMENTS

Following are condensed parent company only financial statements.

                            CONDENSED BALANCE SHEETS

                                                                    2000          1999
                                                                    ----          ----
ASSETS
    Cash and cash equivalents                                    $   626,986   $   671,235
    Investment in subsidiaries                                    46,291,805    42,617,182
    Other assets                                                   1,800,569     1,533,198
                                                                 -----------   -----------

         Total assets                                            $48,719,360   $44,821,615
                                                                 ===========   ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
    Liabilities                                                  $   370,624   $   358,896
    Guaranteed preferred beneficial interests in the
      Corporation's subordinated debentures                       16,494,850    16,494,850
    Shareholders' equity                                          31,853,886    27,967,869
                                                                 -----------   -----------

         Total liabilities and shareholders' equity              $48,719,360   $44,821,615
                                                                 ===========   ===========

                         CONDENSED STATEMENTS OF INCOME

                                                             2000           1999           1998
                                                             ----           ----           ----
Income
  Dividends from subsidiaries                             $ 1,583,506    $   123,162    $         0
  Other                                                        29,663         33,348         28,868
                                                          -----------    -----------    -----------
    Total income                                            1,613,169        156,510         28,868

Expenses
  Interest expense                                          1,617,300        468,316              0
  Other operating expenses                                    433,149        415,018        187,797
                                                          -----------    -----------    -----------
    Total expenses                                          2,050,449        883,334        187,797
                                                          -----------    -----------    -----------

INCOME (LOSS) BEFORE INCOME TAX AND EQUITY IN
  UNDISTRIBUTED NET INCOME (LOSS) OF SUBSIDIARIES            (437,280)      (726,824)      (158,929)

Federal income tax expense                                   (649,000)      (420,000)             0

Equity in undistributed net income (loss) of subsidiary     2,582,847      2,407,581       (950,118)
                                                          -----------    -----------    -----------

INCOME (LOSS) BEFORE CUMULATIVE EFFECT OF CHANGE IN
  ACCOUNTING PRINCIPLE                                      2,794,567      2,142,967     (1,109,047)

Cumulative effect of change in accounting principle
  (net of applicable taxes                                          0        (42,210)             0
                                                          -----------    -----------    -----------

NET INCOME (LOSS)                                         $ 2,794,567    $ 2,100,757    $(1,109,047)
                                                          ===========    ===========    ===========


--------------------------------------------------------------------------------

                                   (Continued)

                           MERCANTILE BANK CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2000 and 1999

--------------------------------------------------------------------------------


NOTE 19 - MERCANTILE BANK CORPORATION (PARENT COMPANY ONLY)
  CONDENSED FINANCIAL STATEMENTS (Continued)

                        CONDENSED STATEMENT OF CASH FLOWS

                                                              2000             1999           1998
                                                              ----             ----           ----
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                       $  2,794,567    $  2,100,757    $ (1,109,047)
  Adjustments to reconcile net income (loss) to net
    cash from operating activities
    Equity in undistributed (income) loss of subsidiary     (2,582,847)     (2,407,581)        950,118
    Capital investment into Mercantile Bank of
      West Michigan                                                  0     (14,828,112)    (13,771,888)
    Change in other assets                                    (267,371)     (1,451,293)         44,640
    Change in other liabilities                                 11,728         347,396         (41,405)
                                                          ------------    ------------    ------------
      Net cash from operating activities                       (43,923)    (16,238,833)    (13,927,582)

CASH FLOWS FROM FINANCING ACTIVITIES
  Fractional shares paid                                          (326)              0               0
  Proceeds from the sale of trust preferred securities
    and issuance of debentures                                       0      16,494,850               0
  Investment in common stock of MBWM Capital Trust I                 0        (494,850)              0
  Proceeds from sale of common stock                                 0               0      14,300,826
                                                          ------------    ------------    ------------
    Net cash from financing activities                            (326)     16,000,000      14,300,826
                                                          ------------    ------------    ------------

Net change in cash and cash equivalents                        (44,249)       (238,833)        373,244

Cash and cash equivalents at beginning of period               671,235         910,068         536,824
                                                          ------------    ------------    ------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                $    626,986    $    671,235    $    910,068
                                                          ============    ============    ============


--------------------------------------------------------------------------------

                                   (Continued)

                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 7, 2001.

                                       MERCANTILE BANK CORPORATION



                                       /s/ Gerald R. Johnson, Jr.
                                       --------------------------
                                       Gerald R. Johnson, Jr.
                                       Chairman of the Board and Chief Executive
                                       Officer



         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 7, 2001.

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
Susan K. Jones, Director                                     Charles E. Christmas, Senior Vice President, Chief
                                                             Financial Officer and Treasurer (principal financial
                                                             and accounting officer)

                                 INDEX TO EXHIBITS

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

           10.2              Lease Agreement between Mercantile and Division
                             Avenue Partners, L.L.C. dated August 16, 1997, is incorporated by reference to exhibit 10.2 of Mercantile's Registration Statement on Form SB-2
                             (Commission File No. 333-33081) that became effective October 23, 1997

           10.3              Agreement between Fiserve Solution, Inc. and the
                             Bank dated September 10, 1997, is incorporated by reference to exhibit 10.3 of Mercantile's
                             Registration Statement on Form SB-2 (Commission
                             File No. 333-33081) that became effective on October 23, 1997

           10.4              Agreement between the Bank and Visser Brothers
                             Construction Inc. dated November 16, 1998, on modified Standard Form of Agreement Between Owner and Construction Manager where the Construction
                             Manager is also the Constructor, is incorporated by reference to exhibit 10.4 of Mercantile's Annual
                             Report on Form 10-KSB for the fiscal year ended
                             December 31, 1998 (Commission File No. 333-33081)

           10.5              Employment Agreement among Gerald R. Johnson, Jr.,
                             Mercantile and the Bank dated December 1, 1998, is incorporated by reference to exhibit 10.5 of Mercantile's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1998 (Commission
                             File No. 333-33081) (management contract or compensatory plan)

           10.6              Employment Agreement among Michael H. Price,
                             Mercantile and the Bank dated December 1, 1998, is incorporated by reference to exhibit 10.6 of Mercantile's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1998 (Commission
                             File No. 333-33081) (management contract or compensatory plan)

           10.7              Mercantile Bank of West Michigan Deferred
                             Compensation Plan for Members of the Board of Directors (1999) is incorporated by reference to exhibit 10.7 of the Registration Statement of Mercantile and MBWM Capital Trust I on Form SB-2
                             (Commission File Nos. 333-84313 and 333-84313-01)
                             that became effective on September 13, 1999.

           10.8              Subordinated Indenture dated as of September 17,
                             1999 between Mercantile and Wilmington Trust
                             Company, as Trustee, relating to 9.60% Junior
                             Subordinated Debentures due 2029 is incorporated by reference to exhibit 4.1 of the Registration
                             Statement of Mercantile and MBWM Capital Trust I on
                             Form SB-2 (Commission File Nos. 333-84313 and
                             333-84313-01) that became effective on September
                             13, 1999)

        EXHIBIT NO.                    EXHIBIT DESCRIPTION
        -----------                    -------------------
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

           10.12 Amended and Restated Employment Agreement dated as of December 31, 1999, among Mercantile, the Bank and Gerald R. Johnson, Jr., is incorporated by reference to exhibit 10.12 of Mercantile's Form
                             10-KSB for the fiscal year ended December 31, 1999
                             (Commission File No. 000-26719) (management contract or compensatory plan)

           10.13 Amended and Restated Employment Agreement dated as of December 31, 1999, among Mercantile, the Bank and Michael H. Price, is incorporated by reference to exhibit 10.13 of Mercantile's Form 10-KSB for the fiscal year ended December 31, 1999 (Commission
                             File No. 000-26719) (management contract or compensatory plan)

           10.14             Mercantile Bank Corporation 2000 Employee Stock
                             Option Plan, approved by the shareholders at the annual meeting on April 20, 2000

           10.15 Extension Agreement of Data Processing Contract between Fiserve Solution, Inc. and the Bank dated
                             May 12, 2000 extending the agreement between Fiserve Solution, Inc. and the Bank dated September
                             10, 1997

           10.16 Amended and Restated Employment Agreement dated as of October 12, 2000, among Mercantile, the Bank and
                             Gerald R. Johnson, Jr. (management contract or compensatory plan)

           10.17 Amended and Restated Employment Agreement dated as of October 12, 2000, among Mercantile, the Bank and
                             Michael H. Price (management contract or compensatory plan)

           10.18 Employment Agreement dated as of October 12, 2000, among Mercantile, the Bank and Robert B. Kaminski
                             (management contract or compensatory plan)

           10.19 Employment Agreement dated as of October 12, 2000, among Mercantile, the Bank and Charles E. Christmas
                             (management contract or compensatory plan)

           10.20             Agreement between the Bank and C.D. Barnes dated
                             October 28, 2000, on Amendment to Standard Form of
                             Agreement Between Owner and Construction Manager where the Construction Manager is also the Constructor, for construction of two Bank facilities in Wyoming, Michigan

            21               Subsidiaries of Mercantile

            23               Consent of Independent Accountants