Form 10-Q
period 2001-03-31
MERCANTILE BANK CORP
filed 2001-05-11
CIK 1042729

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

          [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended March 31, 2001

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

                                    Yes   X        No
                                        ----         ----

At May 11, 2001, there were 3,112,702 shares of Common Stock outstanding

                          MERCANTILE BANK CORPORATION

                                     INDEX





PART 1.    Financial Information                                                    Page No.
           ---------------------                                                    --------

           Item I.  Financial Statements

           Consolidated Balance Sheets -
               March 31, 2001 (Unaudited) and December 31, 2000....................      3

           Consolidated Statements of Income -
               Three Months Ended March 31, 2001 (Unaudited) and
               March 31, 2000 (Unaudited)..........................................      4

           Consolidated Statement of Changes in Shareholders Equity -
                Three Months Ended March 31, 2001 (Unaudited) and
                March 31, 2000 (Unaudited).........................................      5

           Consolidated Statements of Cash Flows -
               Three Months Ended March 31, 2001 (Unaudited) and
               March 31, 2000 (Unaudited)..........................................      6

           Notes to Condensed Consolidated Financial Statements (Unaudited)........      7

           Item 2.  Management's Discussion and Analysis of Financial
             Condition and Results of Operations...................................     13

           Item 3.  Quantitative and Qualitative Disclosures About Market Risk.....     21


PART II.   Other Information
           -----------------

           Item 1.  Legal Proceedings..............................................     24

           Item 2.  Changes in Securities and Use of Proceeds......................     24

           Item 3.  Defaults upon Senior Securities................................     24

           Item 4.  Submission of Matters to a Vote of Security Holders............     24

           Item 5.  Other Information..............................................     24

           Item 6.  Exhibits and Reports on Form 8-K...............................     24

           Signatures..............................................................     25

                           MERCANTILE BANK CORPORATION
                           CONSOLIDATED BALANCE SHEETS


                                                                    March 31,     December 31,
                                                                      2001            2000
                                                                      ----            ----
                                                                   (Unaudited)
ASSETS

    Cash and due from banks                                      $  12,769,843   $  11,692,825
    Short-term investments                                             125,443         108,846
    Federal funds sold                                              20,500,000       6,300,000
                                                                 -------------   -------------
        Total cash and cash equivalents                             33,395,286      18,101,671

    Securities available for sale                                   46,059,876      45,147,493
    Securities held to maturity (fair value of $16,322,090 at
        March 31, 2001 and $14,942,311 at December 31, 2000)        15,621,562      14,524,341
    Federal Home Loan Bank stock                                       784,900         784,900

    Total loans                                                    459,728,059     429,804,105
    Allowance for loan losses                                       (6,765,031)     (6,301,805)
                                                                 --------------  --------------
        Loans, net                                                 452,963,028     423,502,300

    Premises and equipment - net                                     4,757,974       4,119,385
    Accrued interest receivable                                      2,929,030       2,758,054
    Other assets                                                     3,890,446       3,808,218
                                                                 -------------   -------------

        Total assets                                             $ 560,402,102   $ 512,746,362
                                                                 =============   =============

LIABILITIES AND SHAREHOLDERS' EQUITY

    Deposits

        Noninterest-bearing                                      $  35,399,078   $  27,368,257
        Interest-bearing                                           431,693,981     398,372,056
                                                                 -------------   -------------
           Total deposits                                          467,093,059     425,740,313

    Securities sold under agreements to repurchase                  30,052,599      32,151,391
    Other borrowed money                                                94,657          56,510
    Accrued expenses and other liabilities                           7,331,719       6,944,262
    Guaranteed preferred beneficial interests in the
        Corporation's subordinated debentures                       16,000,000      16,000,000
                                                                 -------------   -------------
           Total liabilities                                       520,572,034     480,892,476

Shareholders' equity

    Preferred stock, no par value; 1,000,000 shares
        authorized, none issued
    Common stock, no par value: 9,000,000 shares authorized;
        3,112,702 shares outstanding at March 31, 2001 and
        2,596,102 shares outstanding at December 31, 2000           36,774,913      29,935,401
    Retained earnings                                                2,543,728       1,628,277
    Accumulated other comprehensive income                             511,427         290,208
                                                                 -------------   -------------
           Total shareholders' equity                               39,830,068      31,853,886
                                                                 -------------   -------------

           Total liabilities and shareholders' equity            $ 560,402,102   $ 512,746,362
                                                                 =============   =============


      See accompanying notes to condensed consolidated financial statements.

                          MERCANTILE BANK CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME
                            AND COMPREHENSIVE INCOME


                                                                   Three Months    Three Months
                                                                       Ended           Ended
                                                                     March 31,       March 31,
                                                                       2001            2000
                                                                       ----            ----
                                                                    (Unaudited)     (Unaudited)
Interest income
    Loans, including fees                                          $  9,575,628   $  7,050,132
    Investment securities                                             1,060,140        686,889
    Federal funds sold                                                  218,444        124,488
    Short term investments                                                1,204          2,672
                                                                   ------------   ------------
        Total interest income                                        10,855,416      7,864,181

Interest expense
    Deposits                                                          6,664,541      4,412,279
    Short term borrowings                                               335,621        261,874
    Long term borrowings                                                393,511        392,614
                                                                   ------------   ------------
        Total interest expense                                        7,393,673      5,066,767
                                                                   ------------   ------------

NET INTEREST INCOME                                                   3,461,743      2,797,414

Provision for loan losses                                               450,000        585,000
                                                                   ------------   ------------

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES                   3,011,743      2,212,414

Noninterest income
    Service charges on accounts                                         102,486         75,226
    Net gain on sales of securities                                      99,594              0
    Other income                                                        207,257        148,132
                                                                   ------------   ------------
        Total noninterest income                                        409,337        223,358

Noninterest expense
    Salaries and benefits                                             1,243,788        938,424
    Occupancy                                                           127,800        126,080
    Furniture and equipment                                             106,852        105,011
    Other expense                                                       594,189        540,965
                                                                   ------------   ------------
        Total noninterest expenses                                    2,072,629      1,710,480
                                                                   ------------   ------------

INCOME BEFORE FEDERAL INCOME TAX EXPENSE                              1,348,451        725,292

Federal income tax expense                                              433,000        225,000
                                                                   ------------   ------------

NET INCOME                                                         $    915,451   $    500,292
                                                                   ============   ============

COMPREHENSIVE INCOME                                               $  1,136,670   $    417,674
                                                                   ============   ============

Basic earnings per share                                           $       0.34   $       0.19
                                                                   ============   ============

Diluted earnings per share                                         $       0.34   $       0.19
                                                                   ============   ============

Average shares outstanding                                            2,676,058      2,596,102
                                                                   ============   ============


      See accompanying notes to condensed consolidated financial statements.

                          MERCANTILE BANK CORPORATION
                            CONSOLIDATED STATEMENT OF
                         CHANGES IN SHAREHOLDERS' EQUITY
                                   (Unaudited)



                                                                    Accumulated
                                                                       Other          Total
                                         Common         Retained   Comprehensive  Shareholders'
                                          Stock         Earnings      Income         Equity
                                          -----         --------      ------         ------
BALANCE, JANUARY 1, 2000             $  28,181,798    $   587,639    $(801,568)  $  27,967,869

Comprehensive income:
    Net income for the period from
      January 1, 2000 through
      March 31, 2000                                      500,292                      500,292

    Change in net unrealized gain
      (loss) on securities available
      for sale, net of tax effect                                      (82,618)        (82,618)
                                                                                 --------------
        Total comprehensive income                                                     417,674
                                     -------------    -----------    ---------   -------------

BALANCE, MARCH 31, 2000              $  28,181,798    $ 1,087,931    $(884,186)  $  28,385,543
                                     =============    ===========    ==========  =============



BALANCE, JANUARY 1, 2001             $  29,935,401    $ 1,628,277    $ 290,208   $  31,853,886

Comprehensive income:
    Net income for the period from
      January 1, 2001 through
      March 31, 2001                                      915,451                      915,451

    Change in net unrealized gain
      (loss) on securities available
      for sale, net of tax effect                                      221,219         221,219
                                                                                 -------------
        Total comprehensive income                                                   1,136,670

Common stock sale, February 21, 2001     1,006,250                                   1,006,250

Common stock sale, March 22, 2001        5,833,262                                   5,833,262
                                     -------------    -----------    ---------   -------------

BALANCE, MARCH 31, 2001              $  36,774,913    $ 2,543,728    $ 511,427   $  39,830,068
                                     =============    ===========    =========   =============


      See accompanying notes to condensed consolidated financial statements.

                          MERCANTILE BANK CORPORATION
                      CONSOLIDATED STATEMENT OF CASH FLOWS




                                                                  Three Months    Three Months
                                                                      Ended           Ended
                                                                    March 31,       March 31,
                                                                      2001            2000
                                                                      ----            ----
                                                                   (Unaudited)     (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES

    Net income                                                   $     915,451   $     500,292
    Adjustments to reconcile net income
      to net cash from operating activities
        Depreciation and amortization                                   61,774         148,011
        Provision for loan losses                                      450,000         585,000
        Net gain on sales of available for sale securities             (99,594)              0
        Net change in:
           Accrued interest receivable                                (170,976)       (392,604)
           Other assets                                               (220,693)       (314,485)
           Accrued expenses and other liabilities                      387,457       1,100,799
                                                                 -------------   -------------
               Net cash from operating activities                    1,323,419       1,627,013

CASH FLOWS FROM INVESTING ACTIVITIES

    Net increase in loans                                          (29,910,728)    (39,966,725)
    Purchase of:
        Securities available for sale                              (10,362,999)     (4,798,750)
        Securities held to maturity                                 (1,098,104)     (1,353,880)
        Premises and equipment                                        (748,065)        (74,938)
    Proceeds from:
        Sales of available for sale securities                       5,361,961               0
        Maturities, calls and repayments of available
          for sale securities                                        4,596,518       1,398,101
                                                                 -------------   -------------
               Net cash used in investing activities               (32,161,417)    (44,796,192)

CASH FLOWS FROM FINANCING ACTIVITIES

    Net increase in deposits                                        41,352,746      39,619,793
    Net proceeds from sale of common stock                           6,839,512               0
    Net increase in other borrowed money                                38,147             236
    Net increase (decrease) in securities sold under
      agreements to repurchase                                      (2,098,792)        563,398
                                                                 --------------  -------------
        Net cash from financing activities                          46,131,613      40,183,427
                                                                 -------------   -------------

Net change in cash and cash equivalents                             15,293,615      (2,985,752)

Cash and cash equivalents at beginning of period                    18,101,671      13,650,356
                                                                 -------------   -------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                       $  33,395,286   $  10,664,604
                                                                 =============   =============

Supplemental disclosures of cash flow information
   Cash paid during the period for:
        Interest                                                 $   7,175,330   $   4,143,027
        Federal income tax                                             196,110               0

      See accompanying notes to condensed consolidated financial statements.

                           MERCANTILE BANK CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


1.  BASIS OF PRESENTATION:

    The unaudited financial statements for the three months ended March 31, 2001 include the consolidated results of operations of Mercantile Bank Corporation ("Mercantile") and its wholly-owned subsidiaries, Mercantile Bank of West Michigan ("Bank") and MBWM Capital Trust I ("Capital Trust"), and of Mercantile Bank Mortgage Company ("Mortgage Company"), a wholly-owned subsidiary of the Bank. These consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and Item 303(b) of Regulation S-K and do not include all disclosures required by generally accepted accounting principles for a complete presentation of Mercantile's financial condition and results of operations. In the opinion of management, the information reflects all adjustments (consisting only of normal recurring adjustments) which are necessary in order to make the financial statements not misleading and for a fair presentation of the results of operations for such periods. The results for the period ended March 31, 2001 should not be considered as indicative of results for a full year. For further information, refer to the consolidated financial statements and footnotes included in Mercantile's annual report on Form 10-K for the year ended December 31, 2000.

2.  LOANS

    Total loans at March 31, 2001 were $459.7 million compared to $429.8 million at December 31, 2000, an increase of $29.9 million, or 7.0%. The components of the outstanding balances and percentage increase in loans from the end of 2000 to the end of the first quarter 2001 are as follows:


                                                                                     Percent
                                 March 31, 2001         December 31, 2000           Increase/
                                 Balance       %         Balance        %          (Decrease)
                                 -------       -         -------        -          ----------
                                                 (dollars in thousands)
      Real Estate:
        Construction and
           land development    $  39,171       8.5%    $  38,815       9.0%             0.9%
        Secured by 1 - 4
           family properties      34,609       7.5        33,709       7.8              2.7
        Secured by multi-
           family properties       2,073       0.5         2,127       0.5             (2.5)
        Secured by nonfarm
           nonresidential
           properties            212,704      46.3       197,018      45.9              8.0
      Commercial                 163,900      35.6       151,344      35.2              8.3
      Consumer                     7,271       1.6         6,791       1.6              7.1
                               ---------    ------     ---------    ------          -------

                               $ 459,728     100.0%    $ 429,804     100.0%             7.0%
                               =========    ======     =========    ======          =======



                                   (Continued)

                           MERCANTILE BANK CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


3.  ALLOWANCE FOR LOAN LOSSES

    The following is a summary of the activity in the allowance for loan losses account for the three months ended March 31:



                                                                       2001            2000
                                                                       ----            ----

        Balance at January 1                                       $  6,301,805   $  4,620,469
           Charge-offs                                                  (20,000)       (21,781)
           Recoveries                                                    33,226          4,200
           Provision for loan losses                                    450,000        585,000
                                                                   ------------   ------------

        Balance at March 31                                        $  6,765,031   $  5,187,888
                                                                   ============   ============



4.  PREMISES AND EQUIPMENT - NET

    Premises and equipment are comprised of the following:



                                                                     March 31,     December 31,
                                                                       2001            2000
                                                                       ----            ----

        Land and improvements                                      $  1,134,548   $  1,134,548
        Buildings and leasehold improvements                          2,133,426      2,128,353
        Construction in process                                         815,597        220,797
        Furniture and equipment                                       1,734,814      1,586,621
                                                                   ------------   ------------
                                                                      5,818,385      5,070,319
        Less accumulated depreciation                                 1,060,411        950,934
                                                                   ------------   ------------

        Premises and equipment, net                                $  4,757,974   $  4,119,385
                                                                   ============   ============

    Depreciation expense for the first quarter 2001 amounted to $109,477.

    The "construction in process" caption represents the monies capitalized thus far for the construction of two new facilities, both of which are being constructed on a 4-acre parcel of land located in the City of Wyoming, a southwest suburb of Grand Rapids. The land, which was acquired in 2000, is carried under the caption "land and improvements". The larger of the two buildings, a two-story facility with approximately 25,000 square feet of usable space, will serve as the new location for the operations and accounting departments and will include a full service branch. The other building, a single-story facility with approximately 7,000 square feet of usable space, will accommodate the administration function. Both facilities are expected to be available for use starting in August 2001. The cost of the facilities, including furniture and equipment but excluding the purchase price of the land, is expected to total approximately $5.1 million



                                  (Continued)

                           MERCANTILE BANK CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


5.  DEPOSITS

    Total deposits at March 31, 2001 were $467.1 million compared to $425.7 million at December 31, 2000, an increase of $41.4 million, or 9.7%. The components of the outstanding balances and percentage increase in deposits from the end of 2000 to the end of the first quarter 2001 are as follows:


                                                                                   Percent
                                 March 31, 2001         December 31, 2000         Increase/
                                 Balance       %         Balance        %        (Decrease)
                                 -------       -         -------        -        ----------
                                                 (dollars in thousands)
        Noninterest-bearing
           demand              $  35,399       7.6%    $  27,368       6.4%            29.3%
        Interest-bearing
           checking               12,006       2.6        12,968       3.1             (7.4)
        Money market               5,724       1.2         5,196       1.2             10.2
        Savings                   37,194       8.0        36,331       8.6              2.4
        Time, under  $100,000      6,527       1.4         6,165       1.4              5.9
        Time, $100,000 and
           over                   47,760      10.2        38,682       9.1             23.5
                               ---------    ------     ---------    ------          -------
                                 144,610      31.0       126,710      29.8             14.1
        Out-of-area time,
           under $100,000         67,226      14.4        55,260      13.0             21.7
        Out-of-area time,
           $100,000 and over     255,257      54.6       243,770      57.2              4.7
                               ---------    ------     ---------    ------          -------
                                 322,483      69.0       299,030      70.2              7.8
                               ---------    ------     ---------    ------          -------

        Total deposits         $ 467,093     100.0%    $ 425,740     100.0%             9.7%
                               =========    ======     =========    ======          =======


6.  BORROWINGS

    Information relating to securities sold under agreements to repurchase follows:


                                                                 March 31,     December 31,
                                                                   2001            2000
                                                                   ----            ----

        Outstanding balance at end of period                   $30,052,599      $32,151,391
        Average interest rate at end of period                        4.10%            4.63%

        Average balance during the period                      $30,852,726      $29,190,780
        Average interest rate during the period                       4.41%            4.66%

        Maximum month end balance during the period            $32,612,510      $35,473,498

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


7.  COMMITMENTS AND OFF-BALANCE SHEET RISK

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

    A summary of the notional or contractual amounts of financial instruments with off-balance sheet risk at March 31, 2001 and December 31, 2000 follows:



                                                                    March 31,      December 31,
                                                                      2001             2000
                                                                      ----             ----

        Commercial unused lines of credit                        $  90,881,022   $  87,121,094
        Unused lines of credit secured by 1 - 4 family
           residential properties                                    8,129,167       7,641,057
        Credit card unused lines of credit                           5,147,372       4,578,325
        Other consumer unused lines of credit                        1,881,654       2,062,084
        Commitments to make loans                                   25,976,500      20,110,500
        Standby letters of credit                                   38,273,657      36,889,288
                                                                 -------------   -------------

                                                                 $ 170,289,372   $ 158,402,348
                                                                 =============   =============


8.  REGULATORY MATTERS

    Mercantile and the Bank are subject to regulatory capital requirements administered by federal banking agencies. Capital adequacy guidelines and prompt corrective action regulations involve quantitative measures of assets, liabilities, and certain off-balance sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators about components, risk weightings, and other factors, and the regulators can lower classifications in certain cases. Failure to meet various capital requirements can initiate regulatory action that could have a direct material effect on the financial statements.


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

    Actual capital levels (dollars in thousands) and minimum required levels were:



                                                                           Minimum Required
                                                                              to be Well
                                                      Minimum Required     Capitalized Under
                                                         for Capital       Prompt Corrective
                                      Actual          Adequacy Purposes   Action Regulations
                                      ------          -----------------   ------------------
                                 Amount    Ratio      Amount     Ratio      Amount     Ratio
                                 ------    -----      ------     -----      ------     -----

    March 31, 2001
    --------------
      Total capital (to risk
        weighted assets)
         Consolidated          $  61,902   11.8%     $  42,117    8.0%    $  52,646    10.0%
         Bank                     59,549   11.4         41,957    8.0        52,446    10.0
      Tier 1 capital (to risk
        weighted assets)
         Consolidated             52,425   10.0         21,066    4.0        31,599     6.0
         Bank                     52,991   10.1         20,987    4.0        31,481     6.0
      Tier 1 capital (to
        average assets)
         Consolidated             52,425    9.8         21,480    4.0        26,850     5.0
         Bank                     52,991    9.9         21,402    4.0        26,752     5.0

    December 31, 2000
    -----------------
      Total capital (to risk
        weighted assets)
         Consolidated          $  53,685   11.0%     $  39,163    8.0%    $  48,953    10.0%
         Bank                     51,596   10.6         39,017    8.0        48,771    10.0
      Tier 1 capital (to risk
        weighted assets)
         Consolidated             42,085    8.6         19,589    4.0        29,383     6.0
         Bank                     45,497    9.3         19,517    4.0        29,275     6.0
      Tier 1 capital (to
        average assets)
         Consolidated             42,085    8.6         19,601    4.0        24,502     5.0
         Bank                     45,497    9.3         19,528    4.0        24,410     5.0

    Mercantile and the Bank were categorized as well capitalized at March 31, 2001 and year-end 2000.


                                  (Continued)

                           MERCANTILE BANK CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)



    During the first quarter of 2001 Mercantile sold a combined 516,600 shares of common stock in two private placement offerings, raising $6.8 million in net proceeds. Mercantile contributed substantially all of the net proceeds to the Bank as capital.

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

    The capital levels of Mercantile as of March 31, 2001 include an adjustment for the 1.6 million trust preferred securities issued by Capital Trust subject to certain limitations. Federal Reserve guidelines limit the amount of trust preferred securities which can be included in Tier 1 capital of Mercantile to 25% of total Tier 1 capital. As of March 31, 2001, approximately $13.1 million of the $16.0 million of the trust preferred securities were included as Tier 1 capital with the remaining $2.9 million included as Tier 2 capital, a component of risk-based capital.

    The ability of Mercantile to pay cash and stock dividends is subject to limitations under various laws and regulations and to prudent and sound banking practices. Mercantile declared a 5% stock dividend on January 10, 2001, that was paid on February 1, 2001 to record holders as of January 19, 2001. Mercantile has not paid cash dividends on its common stock since its formation in 1997, and currently has no intention of doing so in the foreseeable future.

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

INTRODUCTION
The following discussion compares the financial condition of Mercantile Bank Corporation ("Mercantile") and its wholly owned subsidiaries, Mercantile Bank of West Michigan ("Bank") and MBWM Capital Trust I ("Capital Trust"), and of Mercantile Bank Mortgage Company ("Mortgage Company"), a wholly-owned subsidiary of the Bank, at March 31, 2001 to December 31, 2000 and the results of operations for the three months ended March 31, 2001 and March 31, 2000. This discussion should be read in conjunction with the interim consolidated condensed financial statements and footnotes included herein.

Mercantile's election to become a financial holding company pursuant to Title I of the Gramm-Leach-Bliley Act and implementing Federal Reserve Board regulations was effective March 23, 2000. At the present time Mercantile has no plans to engage in any of the expanded activities permitted under the new regulations.

During the past year, Mercantile was engaged in preliminary discussions with several non-affiliated financial institutions to explore the possibility of an acquisition by Mercantile. To date the discussions have been exploratory in nature and no likely acquisition candidate has been identified. Mercantile expects that such discussions may occur from time-to-time with these or other financial institutions in future periods.

                           MERCANTILE BANK CORPORATION


FINANCIAL CONDITION
During the first three months of 2001, assets increased from $512.7 million on December 31, 2000, to $560.4 million on March 31, 2001. This represents a total increase in assets of $47.7 million, or 9.3%. The asset growth was comprised primarily of a $29.5 million increase in net loans, an increase of $15.3 million in cash and cash equivalents and an increase of $2.0 million in investment securities. The increase in assets was primarily funded by a $41.4 million growth in deposits and a $7.9 million increase in shareholders' equity. The increase in cash and cash equivalents was primarily due to an increase of $14.2 million in federal funds sold. Approximately $10.0 million of the March 31, 2001, federal funds sold position were used to fund out-of-area certificates of deposit maturities during the initial part of April 2001.

Commercial loans increased by $28.5 million, or 7.3%, during the first three months of 2001. At March 31, 2001, commercial loans totaled $417.8 million, and comprised 90.9% of total loans. The significant concentration in commercial loans and the rapid growth of this portion of business is in keeping with the strategy of focusing a substantial amount of efforts on "wholesale" banking. Corporate and business lending is an area of expertise of the senior management team, and the eight commercial lenders have over 110 years of combined commercial lending experience. Commercial loans are also the assets most easily originated and managed by the fewest number of staff, thus reducing overhead through necessitating fewer full-time equivalents (FTE's)/$million in assets. It is also the commercial sector of our business that generates the greatest amount of local deposits, and it is virtually the only source of significant demand deposits.

Residential mortgage loans and consumer loans increased by $0.9 million and $0.5 million, respectively, during the first three months of 2001. As of March 31, 2001, these loan types totaled a combined $41.9 million, or 9.1% of total loans. Although the residential mortgage loan and consumer loan portfolios are expected to increase in future periods, given the wholesale banking strategy the commercial sector of the lending efforts and resultant assets are expected to remain the dominant loan portfolio category.

The quality of the loan portfolio remains strong. Gross loan charge-offs during the first three months of 2001 totaled $20,000, or less than 0.01% of average total loans. Recoveries on prior loan charge-offs totaled $33,000 during the first three months of 2001, resulting in a net recovery position for the period. Past due loans at March 31, 2001 totaled $174,000, or only 0.04% of period-ending total loans. Management believes it has instilled a very strong credit culture within the lending departments as it pertains to the underwriting and administration processes, which in part is reflected in the loan charge-off and delinquency ratios. Over 98% of the loan portfolio consists of loans extended directly to companies and individuals doing business and residing within the Bank's market area. The remaining portion is comprised of commercial loans participated with certain non-affiliated commercial banks outside of the immediate area, which are underwritten using the same underwriting criteria as though Mercantile was the originating bank.

Deposits increased $41.4 million during the first three months of 2001, totaling $467.1 million at March 31, 2001. Local deposits increased $17.9 million, while out-of-area deposits increased $23.5 million. As a percent of total deposits, local deposits increased from 29.8% on December 31, 2000, to 31.0% at March 31, 2001. Noninterest-bearing demand deposits, comprising 7.6% of total deposits, increased $8.0 million during the first three months of 2001. Savings deposits (8.0% of total deposits) increased $0.9 million and money market deposit accounts (1.2% of total deposits) increased by $0.5 million during the first three months of 2001, while interest-bearing checking accounts (2.6% of total deposits) decreased by $1.0 million. Local certificates of deposit, comprising 11.6% of total deposits, increased by $9.4 million during the first three months of 2001.

                           MERCANTILE BANK CORPORATION


Out-of-area deposits totaled $322.5 million, or 69.0% of total deposits, as of March 31, 2001. Out-of-area deposits consist of certificates of deposit generally obtained from depositors located outside the market area and placed by deposit brokers for a fee, but also include certificates of deposit obtained from the deposit owners directly. Out-of-area deposits are utilized to support asset growth, and are generally a lower cost source of funds when compared to the interest rates that would have to be offered in the local market to generate a commensurate level of funds. During the first three months of 2001 rates paid on new out-of-area certificates of deposit were very similar to rates paid on new certificates of deposit issued to local customers. In addition, the overhead costs associated with the out-of-area deposits are considerably less than the overhead costs that would be incurred to administer a similar level of local deposits. While the business plan anticipated the reliance on out-of-area deposits in the early stages of the Bank's development, the longer-term strategy for funding is to increase local deposits and lower the reliance on out-of-area deposits. However, although local deposits have and are expected to increase as new business, governmental and consumer deposit relationships are established and as existing customers increase their deposit accounts, the relatively high reliance on out-of-area deposits will likely remain.

Securities sold under agreements to repurchase ("repurchase agreements") decreased by $2.1 million during the first three months of 2001. Part of the Bank's sweep account program, collected funds from certain business noninterest-bearing checking accounts are invested into over-night interest-bearing repurchase agreements. Although not considered a deposit account and therefore not afforded federal deposit insurance, the repurchase agreements have characteristics very similar to that of business checking deposit accounts. The decline in repurchase agreements is believed to be seasonal in nature due to business customers paying bonuses to business owners, federal income tax payments, and other business purposes.

LIQUIDITY
Liquidity is measured by the ability to raise funds through deposits, borrowed funds, capital or cash flow from the repayment of loans and investment securities. These monies are used to fund loan requests, meet deposit withdrawals, maintain reserve requirements, and pay for general operating expenses. Liquidity is primarily achieved through the growth of deposits (both local and out-of-area) and liquid assets such as securities available for sale, matured securities, and federal funds sold. Asset and liability management is the process of managing the balance sheet to achieve a mix of earning assets and liabilities that maximizes profitability, while providing adequate liquidity.

The Bank's liquidity strategy is to fund loan growth with deposits and repurchase agreements and to maintain an adequate level of short- and medium-term investments to meet typical daily loan and deposit activity. Although deposit and repurchase agreement growth from depositors located in the market area have consistently increased, the growth has not been sufficient to meet the substantial loan growth and provide monies for additional investing activities. To assist in providing the additional needed funds the Bank has regularly obtained certificates of deposit from customers outside of the market area. As of March 31, 2001, out-of-area deposits totaled approximately $322.5 million, or 64.9% of combined deposits and repurchase agreements, compared to the $299.0 million, or 65.3% of combined deposits and repurchase agreements, as of December 31, 2000. Reliance on out-of-area deposits is expected to be ongoing due to the planned future growth.

                           MERCANTILE BANK CORPORATION


The Bank has the ability to borrow money on a daily basis through correspondent banks via established federal funds purchased lines; however, this is viewed as only a secondary and temporary source of funds. The federal funds purchased lines were not utilized at any time during the first three months of 2001. The federal funds sold position averaged $16.1 million during the first three months of 2001. In addition, as a member of the Federal Home Loan Bank of Indianapolis ("FHLBI"), the Bank has access to the FHLBI's borrowing programs. Based on ownership of FHLBI stock and available collateral at March 31, 2001, the Bank could borrow up to approximately $20.0 million. The Bank has yet to use its established borrowing line at the FHLBI.

Mercantile has been extended a $10.0 million unsecured line of credit from a correspondent bank. Proceeds from the credit facility may be used for working capital, investment in the Bank or acquisition of financial institutions. The line of credit matures on February 27, 2002.

In addition to typical loan funding and deposit flow, the Bank also needs to maintain liquidity to meet the demands of certain unfunded loan commitments and standby letters of credit. As of March 31, 2001, Mercantile had a total of $132.0 million in unfunded loan commitments and $38.3 million in unfunded standby letters of credit. Of the total unfunded loan commitments, $106.0 million were commitments available as lines of credit to be drawn at any time as customers' cash needs vary, and $26.0 million were for loan commitments scheduled to close and become funded within the next three months. Mercantile monitors fluctuations in loan balances and commitment levels, and includes such data in its overall liquidity management.

CAPITAL RESOURCES
Shareholders' equity is a noninterest-bearing source of funds that provides support for asset growth. Shareholders' equity increased by $7.9 million during the first three months of 2001, from $31.9 million on December 31, 2000, to $39.8 million at March 31, 2001. The increase is primarily attributable to the sale of common stock and net income. Mercantile sold a combined 516,600 shares of common stock in two private placement offerings, raising $6.8 million in net proceeds. Mercantile contributed substantially all of the net proceeds to the Bank as capital. Net income equaled $0.9 million during the first three months of 2001. In addition, shareholders' equity was positively impacted during the first quarter of 2001 by a $0.2 million mark-to-market adjustment for available for sale securities as defined in SFAS No. 115. The adjustment was due to the decline in the interest rate environment during the first three months of 2001.

In September 1999 Mercantile, through its wholly-owned business trust subsidiary Capital Trust, issued 1.6 million shares of trust preferred stock at $10.00 per share. Substantially all of the net proceeds were ultimately contributed to the Bank as capital and were used to support anticipated growth in assets, fund investments in loans and securities, and for general corporate purposes. Although not part of shareholder's equity, subject to certain limitations the trust preferred securities are considered a component of Mercantile's capital structure for purposes of calculating regulatory capital ratios. At March 31, 2000, $13.1 million of the $16.0 million was considered Tier 1 capital, with the remaining amount included as Tier 2 capital. The amount includable as Tier 1 capital is expected to gradually increase in future periods as shareholders' equity increases from anticipated net income from operations.

Mercantile and the Bank are subject to regulatory capital requirements administered by the State of Michigan and federal banking agencies. Failure to meet the various capital requirements can initiate regulatory action that could have a direct material effect on the financial statements. Since the Bank began operations, both Mercantile and the Bank have been categorized as "Well Capitalized," the highest classification contained within the banking regulations. The capital ratios of Mercantile and the Bank as of March 31, 2001 and December 31, 2000 are disclosed under Note 8 of the Notes to Consolidated Financial Statements.

                           MERCANTILE BANK CORPORATION


The ability of Mercantile and the Bank to pay cash and stock dividends is subject to limitations under various laws and regulations and to prudent and sound banking practices. Mercantile declared a 5% stock dividend on January 10, 2001, which was paid on February 1, 2001 to record holders as of January 19, 2001. Mercantile has not paid cash dividends on its common stock since its formation in 1997, and currently has no intention of doing so in the foreseeable future.

RESULTS OF OPERATIONS
Net income for the first three months of 2001 was $915,451 ($0.34 per basic and diluted share), which represents an 83.0% increase over net income of $500,292 ($0.19 per basic and diluted share) recorded during the first three months of 2000. The improvement in net income was primarily the result of an increase in net interest income, a reduction of provisions to the allowance for loan losses, increased noninterest income and greater employee efficiency.

Interest income during the first three months of 2001 was $10,855,416, a substantial increase over the $7,864,181 earned during the first three months of 2000. The growth in interest income is primarily attributable to an increase in earning assets. During the first three months of 2001 earning assets averaged $521.5 million, a level significantly higher than the average earning assets of $383.6 million during the same time period in 2000. Increase in total loans and investment securities accounted for 80.9% and 13.9% of the growth in average earning assets, respectively. Also adding to the growth in interest income is the increase in the yield on earning assets. During the first three months of 2001 and 2000, earning assets had a weighted average rate (tax equivalent-adjusted basis) of 8.51% and 8.38%, respectively. The increase was primarily due to an overall increase of market interest rates during most of 2000. However, the significant decline in market interest rates that have occurred since the latter part of 2000 has substantially impacted the yield on earning assets. As a result, a significant decline in the yield on earning assets is expected so long as market interest rates remain at current levels or continue to decline further.

Interest expense during the first three months of 2001 was $7,393,673, a significant increase over the $5,066,767 expensed during the first three months of 2000. The growth in interest expense is primarily attributable to the growth in assets, which necessitated an increase in funding liabilities. During the first three months of 2001 interest-bearing liabilities averaged $469.7 million, a level substantially higher than average interest-bearing funds of $343.3 million during the same time period in 2000. Increase in interest-bearing deposits accounted for 95.2% of the growth in average interest-bearing liabilities. Also adding to the growth in interest expense is the increase in the cost of interest-bearing liabilities. During the first three months of 2001 and 2000, interest-bearing liabilities had a weighted average rate of 6.38% and 5.92%, respectively. The increase was primarily due to the aforementioned overall increase in market interest rates during most of 2000. However, the aforementioned significant decline in market interest rates that have occurred since the latter part of 2000 has substantially impacted the cost of interest-bearing liabilities. As a result, a significant decline in the cost of interest-bearing liabilities is expected so long as market interest rates remain at current levels or continue to decline further.

Net interest income during the first three months of 2001 was $3,461,743, a significant increase over the $2,797,414 earned during the first three months of 2000. The increase in net interest income was due to the growth in earning assets, which more than offset the negative impact of a lower net interest margin. The net interest margin declined from 2.97% during the first three months of 2000 to 2.76% during the first three months of 2001, primarily reflecting the impact of the increasing interest rate environment during much of 2000 and the declining interest rate environment during the first quarter of 2001. However, the current declining interest rate environment, while having a negative impact in the first part of 2001, is expected to have a positive impact on the net interest margin through at least most of the second part of 2001 and into early 2002.

                           MERCANTILE BANK CORPORATION


During the first part of 2000 market interest rates were on a rapidly increasing trend and remained relatively high throughout the year. Although the prime rate increased during this time period, rates paid on local and out-of-area certificates of deposit increased at a quicker rate and at a higher magnitude, which when combined with a higher volume of certificates of deposits repricing than floating and fixed rate loans, caused the net interest margin to gradually decline throughout 2000. The net interest margin was 2.97%, 2.95%, 2.90% and 2.83% in the first, second, third and fourth quarters of 2000, respectively.

During the first three months of 2001 market interest rates have been on a rapidly declining trend, as evidenced by the 150 basis point drop in the prime rate. Although the interest rates paid on local and out-of-area certificates of deposit declined in a similar manner to the decline in the prime rate, a much higher volume of loans repriced during the first quarter than certificates of deposit, leading to a further decline in the net interest margin. However, as a significant volume of local and out-of-area certificates of deposit continue to reprice to much lower rates throughout the remainder of 2001 and into 2002, the net interest margin is expected to improve. This expectation is further supported by the results of the net interest income simulation analysis, as presented and discussed under the heading "Item 3 Quantitative and Qualitative Disclosures About Market Risk" starting on page 21.

In addition to providing interest income and secondary liquidity, the investment portfolio plays an integral role in managing the net interest margin. During the relatively high interest rate environment in 2000, the Bank purchased four $1 million heavily discounted U.S. Government-Sponsored Agency callable bonds. A major factor in purchasing the bonds was the expectation that the bonds would likely be called by the issuer in a declining interest rate environment, resulting in the remaining discount being immediately accreted into interest income and at least partially offsetting the short term negative impact a declining interest rate environment would have on the net interest margin. With interest rates declining during the first quarter of 2001, two of the bonds were called by the issuer and the combined unaccreted discount of $71,808 was immediately taken into interest income. Of the remaining two bonds, one was not initially callable until June 2001, and although immediately callable by the issuer, interest rates had not declined to a level where the other bond was going to be called by the issuer. In that net interest margin management was a major factor in purchasing the bonds, it was decided to sell the remaining two bonds, and an aggregate profit of $97,289 was recorded. Although accounting standards require the gains on the sales of securities to be recorded as noninterest income, if the resulting gains were allowed to be recorded as interest income, and thereby paralleling management's intent, the net interest margin for the first three months of 2001 would have been 2.83%, unchanged from the fourth quarter of 2000 level.

The following table sets forth certain information relating to Mercantile's consolidated average interest earning assets and interest-bearing liabilities and reflects the average yield on assets and average cost of liabilities for the first quarter of 2001 and 2000. Such yields and costs are derived by dividing income or expense by the average daily balance of assets or liabilities, respectively, for the period presented. For tax-exempt securities interest income and yield have been computed on a tax equivalent basis using a marginal tax rate of 34%.

                           MERCANTILE BANK CORPORATION


                                                Quarters ended March 31,

                      -----------------2 0 0 1-----------   ----------------2 0 0 0-----------
                         Average                   Average     Average                 Average
                         Balance      Interest      Rate       Balance     Interest     Rate
                         -------      --------      ----       -------     --------     ----
                                              (dollars in thousands)

Loans                  $   442,647  $    9,576      8.77%   $    331,065  $    7,050     8.54%
Investment securities       62,622       1,143      7.30          43,451         734     6.76
Federal funds sold          16,096         218      5.43           8,801         124     5.60
Short term investments         110           1      4.44             237           3     4.57
                       -----------   ---------   -------    ------------  ----------  -------
  Total interest -
    earning assets         521,475      10,938      8.51         383,554       7,911     8.38

Allowance for loan
  losses                    (6,536)                               (4,934)
Other assets                22,047                                16,941
                      ------------                          ------------

  Total assets        $    536,986                          $    395,561
                      ============                          ============


Interest-bearing
 deposits             $    422,824   $   6,664      6.39%   $    302,425  $    4,412     5.85%

Short term borrowings       30,853         336      4.41          24,845         262     4.23
Long term borrowings        16,057         393      9.81          16,014         393     9.81
                      ------------  ----------   -------    ------------  ----------   ------
  Total
   interest-bearing
    liabilities            469,734       7,393      6.38         343,284       5,067     5.92

Noninterest-bearing
  deposits                  26,637                                21,116
Other liabilities            7,004                                 3,055
Shareholders' equity        33,611                                28,106
                      ------------  ----------   -------    ------------  ----------   ------

  Total liabilities
    and shareholders'
      equity          $    536,986                          $    395,561
                      ============                          ============

Net interest income                 $    3,545                            $    2,844
                                    ==========                            ==========
Net interest rate spread                            2.13%                                2.46%
Net interest spread on average assets               2.69                                 2.88
Net interest margin on earning assets               2.76                                 2.97


Provisions to the allowance for loan losses during the first three months of 2001 were $450,000, a decrease from the $585,000 expensed during the first three months of 2000. The decline reflects the lower volume of loan growth during the first three months of 2001 when compared to the first three months of 2000. Net loan recoveries of $13,226 were recorded during the first three months of 2001, compared to a net loan loss of $17,581 during the same time period in 2000. The allowance for loan losses as a percentage of total loans outstanding as of March 31, 2001 was 1.47%, unchanged from the level at December 31, 2000.

In each accounting period, the allowance for loan losses is adjusted to the amount believed necessary to maintain the allowance at adequate levels. Through the loan review and credit department, management attempts to allocate specific portions of the allowance for loan losses based on specifically identifiable problem loans. The evaluation of the allowance for loan losses is further based on, although not limited to, consideration of the internally prepared Loan Loss Reserve Analysis ("Reserve Analysis"), composition of the loan portfolio, third party analysis of the loan administration processes and loan portfolio and general economic conditions. In addition, Mercantile's status as a de novo banking organization and the rapid loan growth since inception is taken into account.

                           MERCANTILE BANK CORPORATION


The Reserve Analysis, used since the inception of the Bank and completed monthly, applies reserve allocation factors to outstanding loan balances to calculate an overall allowance dollar amount. For commercial loans, which continue to comprise a vast majority of total loans, reserve allocation factors are based upon the loan ratings as determined by Mercantile's comprehensive loan rating paradigm that is administered by the loan review function. For retail loans reserve allocation factors are based upon the type of credit. The reserve allocation factors are based on the experience of senior management making similar loans in the same community over the past 12 years. The Reserve Analysis is under regular review by senior management and the Board of Directors and is adjusted periodically based upon identifiable trends and experience.

Noninterest income, excluding the net gains on sales of securities, during the first three months of 2001 was $309,743, a significant increase of $86,385, or 38.7%, over the amount earned during the same period in 2000. Service charge income on deposit and repurchase agreements increased $27,260 (36.2%) during the first quarter of 2001 over that earned in the comparable time period in 2000 due primarily to new accounts opened during the last 12 months. Also the result of additional new accounts, credit and debit card fees increased $6,480 (22.3%). Reflecting declining interest rates and the resulting increase in residential mortgage loan refinancings, fees earned on referring residential mortgage loan applicants to various third parties increased $54,072 (197.7%). Letter of credit fees remained virtually unchanged during the first three months of 2001 when compared to the first three months of 2000 at $73,619.

Noninterest expense during the first three months of 2001 was $2,072,629, a significant increase over the $1,710,480 expensed during the first three months of 2000. An increase in salaries and benefits, as well as general overhead costs, was recorded. The increases in salaries and benefits primarily resulted from the hiring of additional staff and annual pay increases. General overhead costs have also increased, reflecting the additional expenses required to administer the significantly increased asset base.

While the dollar volume of noninterest costs has increased, as a percent of average assets the level has substantially declined as Mercantile has grown and operating efficiencies have been realized. During the first three months of 2001, noninterest costs equaled 1.57% of average assets, a 10.3% decline from the 1.75% level in the first three months of 2000. Monitoring and controlling noninterest costs, while at the same time providing high quality service to customers, is an integral part of Mercantile's business strategy. The efficiency ratio, computed by dividing noninterest expenses by net interest income plus noninterest income, was 53.5% during the first three months of 2001. This compares favorably to the efficiency ratio of 56.6% during the first three months of 2000. Although noninterest expenses increased by 21.2% during the first three months of 2001 over the amount expensed during the first three months of 2000, net revenues (net interest income plus noninterest income) increased at a substantially higher rate of 28.1% during the same time period, leading to an improved efficiency ratio and overall profitability.

Federal income tax expense was $433,000 during the first three months of 2001, a significant increase over the $225,000 expensed in the first three months of 2000. The increase was primarily due to the increase in net income before federal income tax. During the first three months of 2001, net income before federal income tax was $1,348,451, a significant increase over the $725,292 recorded during the first three months of 2000.

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

There are two interest rate risk measurement techniques used by Mercantile. The first, which is commonly referred to as GAP analysis, measures the difference between the dollar amounts of interest-sensitive assets and liabilities that will be refinanced or repriced during a given time period. A significant repricing gap could result in a negative impact to the net interest margin during periods of changing market interest rates. The following table depicts Mercantile's GAP position as of March 31, 2001 (dollars in thousands):

                           MERCANTILE BANK CORPORATION



                                    Within      Three to     One to        After
                                     Three       Twelve       Five         Five
                                    Months       Months       Years        Years        Total
                                    ------       ------       -----        -----        -----
Assets:
    Commercial loans               $ 168,972   $   6,688    $ 230,986   $  11,202    $ 417,848
    Residential real estate loans     10,988       1,345       15,522       6,754       34,609
    Consumer loans                     1,770         980        4,350         171        7,271
    Investment securities (1)            887         504       19,685      41,391       62,467
    Federal funds sold                20,500                                            20,500
    Short term investments               125                                               125
    Allowance for loan losses                                              (6,765)      (6,765)
    Other assets                                                           24,347       24,347
                                   ---------   ---------    ---------   ---------    ---------
Total Assets                         203,242       9,517      270,543      77,100      560,402

Liabilities:
    Interest-bearing checking         12,006                                            12,006
    Savings                           37,194                                            37,194
    Money market accounts              5,724                                             5,724
    Time deposits < $100,000          21,121      40,715       11,917                   73,753
    Time deposits $100,000 and over   84,759     174,267       43,991                  303,017
    Short term borrowings             30,052                                            30,052
    Long term borrowings                  95                               16,000       16,095
    Noninterest-bearing checking                                           35,399       35,399
    Other liabilities                                                       7,332        7,332
                                   ---------   ---------    ---------   ---------    ---------
Total Liabilities                    190,951     214,982       55,908      58,731      520,572

Shareholders' Equity                                                       39,830       39,830
                                   ---------   ---------    ---------   ---------    ---------
Total Sources of Funds               190,951     214,982       55,908      98,561      560,402
                                   ---------   ---------    ---------   ---------    ---------

Net asset (liability) GAP          $  12,291   $(205,465)   $ 214,635   $ (21,461)
                                   =========   ==========   =========   ==========

Cumulative GAP                     $  12,291   $(193,174)   $  21,461
                                   =========   ==========   =========

Percent of cumulative GAP to
  total assets                           2.2%      (34.5)%        3.8%
                                   =========   ==========   =========


(1) Mortgage-backed securities are categorized by expected final maturities based upon prepayment trends as of March 31, 2001


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

                           MERCANTILE BANK CORPORATION


Mercantile conducted multiple simulations as of March 31, 2001, whereby it was assumed that a simultaneous, instant and sustained change in market interest rates occurred. The following table reflects the suggested impact on net interest income over the next twelve months, which are well within the policy parameters established to manage and monitor interest rate risk.



                                            Dollar Change In         Percent Change In
    Interest Rate Scenario                 Net Interest Income       Net Interest Income
    ----------------------                 -------------------       -------------------
    Interest rates down 200 basis points    $2,594,102                      14.0%

    Interest rates down 100 basis points     2,403,651                      13.0

    No change in interest rates              2,208,706                      11.9

    Interest rates up 100 basis points       2,192,716                      11.8

    Interest rates up 200 basis points       2,177,754                      11.7

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


                                                                             23.

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

          11            Statement re Computation of Per Share Earnings

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 11, 2001.

                               MERCANTILE BANK CORPORATION

                               By: /s/ Gerald R. Johnson Jr.
                               ---------------------------------------
                               Gerald R. Johnson, Jr.
                               Chairman of the Board and Chief Executive Officer (Principal Executive Officer)





                               By:  /s/ Michael H. Price
                               -------------------------------
                               Michael H. Price
                               President and Chief Operating Officer





                               By:  /s/ Charles E. Christmas
                               --------------------------------------
                               Charles E. Christmas
                               Senior Vice President, Chief Financial Officer and Treasurer
                               (Principal Financial and Accounting Officer)




                                                                             25.

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