Form 10-Q
period 2001-06-30
MERCANTILE BANK CORP
filed 2001-07-13
CIK 1042729

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended June 30, 2001

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                   For the transition period from        to        .
                                                  -------   -------

                          Commission File No. 000-26719

                           MERCANTILE BANK CORPORATION
             (Exact name of registrant as specified in its charter)

            Michigan                                    38-3360865
(State or other jurisdiction of              (IRS Employer Identification No.)
incorporation or organization)

             216 NORTH DIVISION AVENUE, GRAND RAPIDS, MICHIGAN 49503
                    (Address of principal executive offices)
                                   (zip code)

                                 (616) 242-9000
              (Registrant's telephone number including area code)


Indicate by check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                            Yes   X           No
                                -----           -----

At July 13, 2001, there were 3,112,702 shares of Common Stock outstanding.




PART 1.       Financial Information                                                                    Page No.
              ---------------------                                                                    --------

              Item I.    Financial Statements

              Consolidated Balance Sheets -
                June 30, 2001 (Unaudited) and December 31, 2000......................................        3

              Consolidated Statements of Income -
                Three and Six Months Ended June 30, 2001 (Unaudited)
                and June 30 2000 (Unaudited).........................................................        4

              Consolidated Statements of Changes in Shareholders Equity -
                Six Months Ended June 30, 2001 (Unaudited)
                and June 30, 2000 (Unaudited)........................................................        5

              Consolidated Statements of Cash Flows -
                Three and Six Months Ended June 30, 2001 (Unaudited)
                and June 30, 2000 (Unaudited)........................................................        6

              Notes to Consolidated Financial Statements (Unaudited).................................        7

              Item 2.  Management's Discussion and Analysis of Financial
                Condition and Results of Operations..................................................       13

              Item 3.  Quantitative and Qualitative Disclosures About Market Risk....................       21


PART II.      Other Information

              Item 1.  Legal Proceedings.............................................................       24

              Item 2.  Changes in Securities and Use of Proceeds.....................................       24

              Item 3.  Defaults upon Senior Securities...............................................       24

              Item 4.  Submission of Matters to a Vote of Security Holders...........................       24

              Item 5.  Other Information.............................................................       24

              Item 6.  Exhibits and Reports on Form 8-K..............................................       24

              Signatures.............................................................................       25

                        PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                           MERCANTILE BANK CORPORATION
                           CONSOLIDATED BALANCE SHEETS

                                                                                   June 30,          December 31,
                                                                                     2001                2000
                                                                                     ----                ----
                                                                                  (Unaudited)

ASSETS
     Cash and due from banks                                                    $    14,719,854    $     11,692,825
     Short-term investments                                                             141,552             108,846
     Federal funds sold                                                              18,400,000           6,300,000
                                                                                ---------------    ----------------
         Total cash and cash equivalents                                             33,261,406          18,101,671

     Securities available for sale                                                   47,040,262          45,147,493
     Securities held to maturity (fair value of $20,398,446 at
       June 30, 2001 and $14,942,311 at December 31, 2000)                           19,799,934          14,524,341
     Federal Home Loan Bank stock                                                       784,900             784,900

     Total loans                                                                    508,110,547         429,804,105
     Allowance for loan losses                                                       (7,462,092)         (6,301,805)
                                                                                ---------------    ----------------
         Total loans, net                                                           500,648,455         423,502,300

     Premises and equipment - net                                                     6,248,243           4,119,385
     Accrued interest receivable                                                      2,743,594           2,758,054
     Other assets                                                                     7,360,880           3,808,218
                                                                                ---------------    ----------------

         Total assets                                                           $   617,887,674    $    512,746,362
                                                                                ===============    ================

LIABILITIES AND SHAREHOLDERS' EQUITY
     Deposits
         Noninterest-bearing                                                    $    38,381,197    $     27,368,257
         Interest-bearing                                                           481,840,849         398,372,056
                                                                                ---------------    ----------------
              Total                                                                 520,222,046         425,740,313

     Securities sold under agreements to repurchase                                  34,787,643          32,151,391
     Other borrowed money                                                               111,627              56,510
     Accrued expenses and other liabilities                                           6,319,043           6,944,262
     Guaranteed preferred beneficial interests in the
        Corporation's subordinated debentures                                        16,000,000          16,000,000
                                                                                ---------------    ----------------
         Total liabilities                                                          577,440,359         480,892,476

Shareholders' equity
     Preferred stock, no par value; 1,000,000 shares
        authorized, none issued
     Common stock, no par value: 9,000,000 shares authorized;
        3,112,702 shares outstanding at June 30, 2001 and
        2,596,102 shares outstanding at December 31, 2000                            36,684,120          29,935,401
     Retained earnings                                                                3,320,457           1,628,277
     Accumulated other comprehensive income                                             442,738             290,208
                                                                                ---------------    ----------------
         Total shareholders' equity                                                  40,447,315          31,853,886
                                                                                ---------------    ----------------

              Total liabilities and shareholders' equity                        $   617,887,674    $    512,746,362
                                                                                ===============    ================


          See accompanying notes to consolidated financial statements.

                           MERCANTILE BANK CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME
                            AND COMPREHENSIVE INCOME


                                              Three Months       Three Months       Six Months         Six Months
                                                  Ended              Ended             Ended              Ended
                                              June 30, 2001      June 30, 2000     June 30, 2001      June 30, 2000
                                              -------------      -------------     -------------      -------------
                                               (Unaudited)        (Unaudited)       (Unaudited)        (Unaudited)

Interest income
     Loans, including fees                  $     9,850,417    $    7,944,665     $   19,426,045    $    14,994,797
     Investment securities                        1,018,449           755,644          2,078,589          1,442,533
     Federal funds sold                             141,577           147,280            360,021            271,768
     Short term investments                           1,033               679              2,237              3,351
                                            ---------------    --------------     --------------    ---------------
         Total interest income                   11,011,476         8,848,268         21,866,892         16,712,449

Interest expense
     Deposits                                     6,614,081         5,140,959         13,278,622          9,553,238
     Short-term borrowings                          305,741           301,766            641,362            563,640
     Long-term borrowings                           393,929           401,543            787,440            794,157
                                            ---------------    --------------     --------------    ---------------
         Total interest expense                   7,313,751         5,844,268         14,707,424         10,911,035
                                            ---------------    --------------     --------------    ---------------


NET INTEREST INCOME                               3,697,725         3,004,000          7,159,468          5,801,414

Provisions to the allowance for
   loan losses                                      730,000           360,000          1,180,000            945,000
                                            ---------------    --------------     --------------    ---------------


NET INTEREST INCOME AFTER PROVISIONS
   TO THE ALLOWANCE FOR LOAN LOSSES               2,967,725         2,644,000          5,979,468          4,856,414

Noninterest income
     Services charges on accounts                   123,672            83,414            226,158            158,640
     Interest rate swap termination fee                   0           275,000                  0            275,000
     Net gain (loss) on sales of securities               0          (275,321)            99,594           (275,321)
     Other income                                   241,949           182,740            449,206            330,872
                                            ---------------    --------------     --------------    ---------------
         Total noninterest income                   365,621           265,833            774,958            489,191

Noninterest expense
     Salaries and benefits                        1,401,731         1,126,340          2,645,519          2,064,764
     Occupancy                                      124,591           134,993            252,391            261,073
     Furniture and equipment                        104,597           113,641            211,449            218,652
     Other expense                                  631,698           595,387          1,225,887          1,136,352
                                            ---------------    --------------     --------------    ---------------
         Total noninterest expenses               2,262,617         1,970,361          4,335,246          3,680,841
                                            ---------------    --------------     --------------    ---------------


INCOME BEFORE FEDERAL INCOME TAX                  1,070,729           939,472          2,419,180          1,664,764

Federal income tax expense                          294,000           303,000            727,000            528,000
                                            ---------------    --------------     --------------    ---------------


NET INCOME                                  $       776,729    $      636,472     $    1,692,180    $     1,136,764
                                            ===============    ==============     ==============    ===============

COMPREHENSIVE INCOME                        $       708,040    $      853,571     $    1,844,710    $     1,271,245
                                            ===============    ==============     ==============    ===============

Basic earnings per share                    $          0.25    $         0.25     $         0.58    $          0.44
                                            ===============    ==============     ==============    ===============

Diluted earnings per share                  $          0.25    $         0.25     $         0.58    $          0.44
                                            ===============    ==============     ==============    ===============

Average shares outstanding                        3,112,702         2,596,102          2,895,586          2,596,102
                                            ===============    ==============     ==============    ===============


          See accompanying notes to consolidated financial statements.

                           MERCANTILE BANK CORPORATION
                            CONSOLIDATED STATEMENT OF
                         CHANGES IN SHAREHOLDERS' EQUITY
                                   (Unaudited)

                                                                                    Accumulated
                                                                                       Other              Total
                                                  Common             Retained      Comprehensive     Shareholders'
                                                   Stock             Earnings         Income            Equity
                                             ----------------    ---------------   -------------   ----------------

BALANCE, JANUARY 1, 2000                     $     28,181,798    $       587,639    $  (801,568)   $     27,967,869

Comprehensive income:
     Net income for the period from
       January 1, 2000 through
       June 30, 2000                                                   1,136,764                          1,136,764

     Change in net unrealized gain
       (loss) on securities available for
       sale, net of tax effect                                                          134,481             134,481
                                                                                                   ----------------
         Total comprehensive income                                                                       1,271,245
                                             ----------------    ---------------    -----------    ----------------


BALANCE, JUNE 30, 2000                       $     28,181,798    $     1,724,403    $  (667,087)   $     29,239,114
                                             ================    ===============    ===========    ================


BALANCE, JANUARY 1, 2001                     $     29,935,401    $     1,628,277    $   290,208    $     31,853,886

Comprehensive income:
     Net income for the period from
       January 1, 2001 through
       June 30, 2001                                                   1,692,180                          1,692,180

     Change in net unrealized gain
       (loss) on securities available for
       sale, net of tax effect                                                          152,530             152,530
                                                                                                   ----------------
         Total comprehensive income                                                                       1,844,710

Common stock sales, net proceeds                    6,748,719                                             6,748,719
                                             ----------------    ---------------    -----------    ----------------


BALANCE, JUNE 30, 2001                       $     36,684,120    $     3,320,457    $   442,738    $     40,447,315
                                             ================    ===============    ===========    ================





          See accompanying notes to consolidated financial statements.

                          MERCANTILE BANK CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                       Three Months     Three Months     Six Months     Six Months
                                                           Ended            Ended           Ended          Ended
                                                       June 30, 2001    June 30, 2000   June 30, 2001  June 30, 2000
                                                       -------------    -------------   -------------  -------------
                                                        (Unaudited)      (Unaudited)     (Unaudited)    (Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES
     Net income                                       $     776,729     $    636,472    $  1,692,180    $  1,136,764
     Adjustments to reconcile net income
        to net cash from operating activities
         Depreciation and amortization                      139,650          148,131         201,424         296,083
         Provision for loan losses                          730,000          360,000       1,180,000         945,000
         Net (gain) loss on sales of available
            for sale securities                                   0          275,321         (99,594)        275,321
         Net change in:
              Accrued interest receivable                   185,436           52,341          14,460        (340,263)
              Other assets                               (3,484,626)         (38,968)     (3,705,319)       (353,451)
              Accrued expenses and other liabilities     (1,012,676)         633,167        (625,219)      1,733,966
                                                      -------------     ------------    ------------    ------------
                  Net cash from operating activities     (2,665,487)       2,066,464      (1,342,068)      3,693,420

CASH FLOWS FROM INVESTING ACTIVITIES
     Net increase in loans                              (48,415,427)     (27,050,755)    (78,326,155)    (67,017,480)
     Purchase of:
         Securities available for sale                   (6,806,817)      (7,082,889)    (17,169,816)    (11,881,639)
         Securities held to maturity                     (4,281,734)      (3,409,422)     (5,379,838)     (4,763,302)
         Premises and equipment                          (1,596,745)         (66,483)     (2,344,810)       (141,364)
     Proceeds from:
         Maturities, calls and repayments of
            available for sale securities                 5,740,622          363,442      10,337,140       1,761,543
         Maturities, calls and repayments of
            held to maturity securities                     101,500                0         101,500               0
         Sales of available for sale securities                   0        6,718,120       5,361,961       6,718,120
                                                      -------------     ------------    ------------    ------------
              Net cash used in investing activities     (55,258,601)     (30,527,987)    (87,420,018)    (75,324,122)

CASH FLOWS FROM FINANCING ACTIVITIES
     Net increase in deposits                            53,128,987       27,164,078      94,481,733      66,783,871
     Net proceeds from sale of common stock                 (90,793)               0       6,748,719               0
     Net increase in other borrowed money                    16,970           20,000          55,117          20,236
     Net increase in securities sold under agreements
       to repurchase                                      4,735,044        1,907,161       2,636,252       2,470,559
                                                      -------------     ------------    ------------    ------------
         Net cash from financing activities              57,790,208       29,091,239     103,921,821      69,274,666
                                                      -------------     ------------    ------------    ------------

Net change in cash and cash equivalents                    (133,880)         629,716      15,159,735      (2,356,036)

Cash and cash equivalents at beginning of period         33,395,286       10,664,604      18,101,671      13,650,356
                                                      -------------     ------------    ------------    ------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD            $  33,261,406     $ 11,294,320    $ 33,261,406    $ 11,294,320
                                                      =============     ============    ============    ============

Supplemental disclosures of cash flow information
    Cash paid during the year for:
         Interest                                     $   7,841,334     $  4,857,078    $ 15,016,664    $  9,000,105
         Federal income tax                               1,192,000          465,000       1,388,110         792,000
     Cash received during the year for:
         Termination of interest rate swap                        0          275,000               0         275,000


          See accompanying notes to consolidated financial statements.

                           MERCANTILE BANK CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


1.   BASIS OF PRESENTATION:

     The unaudited financial statements for the three and six months ended June 30, 2001 include the consolidated results of operations of Mercantile Bank Corporation and its wholly-owned subsidiaries, Mercantile Bank of West Michigan ("our bank") and MBWM Capital Trust I ("the trust"), and of Mercantile Bank Mortgage Company ("our mortgage company"), a wholly-owned subsidiary of our bank. These consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and Item 303(b) of Regulation S-K and do not include all disclosures required by generally accepted accounting principles for a complete presentation of Mercantile's financial condition and results of operations. In the opinion of management, the information reflects all adjustments (consisting only of normal recurring adjustments) which are necessary in order to make the financial statements not misleading and for a fair presentation of the results of operations for such periods. The results for the periods ended June 30, 2001 should not be considered as indicative of results for a full year. For further information, refer to the consolidated financial statements and footnotes included in the company's annual report on Form 10-K for the year ended December 31, 2000.


2.   LOANS

     Our total loans at June 30, 2001 were $508.1 million compared to $429.8 million at December 31, 2000, an increase of $78.3 million, or 18.2%. The components of our outstanding balances and the percentage increase in loans from the end of 2000 to the end of the second quarter 2001 are as follows:



                                                                                                      Percent
                                           June 30, 2001              December 31, 2000              Increase/
                                        Balance           %           Balance          %            (Decrease)
                                        -------           -           -------          -            ----------
                                                             (dollars in thousands)


     Real Estate:
         Construction and land
           development                $    42,935         8.5%     $    38,815         9.0%             10.6%
         Secured by 1-4 family
           properties                      35,098         6.9           33,709         7.8               4.1
         Secured by multi-family
           properties                       2,017         0.4            2,127         0.5              (5.2)
         Secured by nonfarm
           nonresidential properties      239,373        47.1          197,018        45.9              21.5
     Commercial                           181,474        35.7          151,344        35.2              19.9
     Consumer                               7,214         1.4            6,791         1.6               6.2
                                      -----------    --------      -----------     -------       -----------

                                      $   508,111       100.0%     $   429,804       100.0%             18.2%
                                      ===========    ========      ===========     =======       ===========



                                   (Continued)

                           MERCANTILE BANK CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


3.   ALLOWANCE FOR LOAN LOSSES

     The following is a summary of the activity in our allowance for loan losses account for the six months ended June 30, 2001 and 2000:

                                                                                        2001               2000
                                                                                        ----               ----

         Balance at January 1                                                       $   6,301,805    $    4,620,469
              Charge-offs                                                                 (64,831)          (46,384)
              Recoveries                                                                   45,118             8,400
              Provisions to the allowance for loan losses                               1,180,000           945,000
                                                                                    -------------    --------------

         Balance at June 30                                                         $   7,462,092    $    5,527,485
                                                                                    =============    ==============


4.   PREMISES AND EQUIPMENT - NET

     Premises and equipment are comprised of the following:

                                                                                     June 30,         December 31,
                                                                                       2001               2000
                                                                                       ----               ----

         Land and improvements                                                    $    1,134,860    $     1,134,548
         Buildings and leasehold improvements                                          2,137,815          2,128,353
         Construction in process                                                       2,108,240            220,797
         Furniture and equipment                                                       2,034,214          1,586,621
                                                                                  --------------    ---------------
                                                                                       7,415,129          5,070,319
         Less accumulated depreciation                                                 1,166,886            950,934
                                                                                  --------------    ---------------

         Premises and equipment, net                                              $    6,248,243    $     4,119,385
                                                                                  ==============    ===============


     Depreciation expense amounted to $106,476 during the second quarter of 2001 and $215,952 during the first six months of 2001.

     The "construction in process" caption represents the monies capitalized thus far for the construction of two new facilities, both of which are being constructed on a 4-acre parcel of land located in the City of Wyoming, a southwest suburb of Grand Rapids. The land, which was acquired in 2000, is carried under the caption "land and improvements". The larger of the two buildings, a two-story facility with approximately 25,000 square feet of usable space, will serve as the new location for our operations and accounting departments and will include a full service branch. The other building, a single story facility with approximately 7,000 square feet of usable space, will accommodate our administration function. Both facilities are expected to be available for use starting in September 2001. The cost of the facilities, including the furniture and equipment but excluding the purchase price of the land, is expected to total approximately $5.0 million.



                                   (Continued)

                           MERCANTILE BANK CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


5.   DEPOSITS

     Our total deposits at June 30, 2001 were $520.2 million compared to $425.7 million at December 31, 2000, an increase of $94.5 million or 22.2%. The components of our outstanding balances and percentage increase in deposits from the end of 2000 to the end of the second quarter 2001 are as follows:


                                                                                                  Percent
                                           June 30, 2001              December 31, 2000          Increase/
                                         Balance         %            Balance          %         Decrease)
                                         -------         -            -------          -         ---------
                                                               (dollars in thousands)


Noninterest-bearing demand               $ 38,381       7.4%          $    27,368      6.4%       40.2%
Interest-bearing checking                  14,788       2.8                12,968      3.1        14.0
Money market                                5,285       1.0                 5,196      1.2         1.7
Savings                                    40,621       7.8                36,331      8.6        11.8
Time, under $100,000                        6,684       1.3                 6,165      1.4         8.4
Time, $100,000 and over                    46,673       9.0                38,682      9.1        20.7
                                         --------    ------           -----------   ------      ------
                                          152,432      29.3               126,710     29.8        20.3

Out-of-area time,
 under $100,000                            73,800      14.2                55,260     13.0        33.6
Out-of-area time,
 $100,000 and over                        293,990      56.5               243,770     57.2        20.6
                                         --------    ------           -----------   ------      ------
                                          367,790      70.7               299,030     70.2        23.0
                                         --------    ------           -----------   ------      ------

         Total deposits               $   520,222     100.0%          $   425,740    100.0%       22.2%
                                      ===========    ======           ===========   ======      ======


6.   BORROWINGS

     Information relating to our securities sold under agreements to repurchase follows:

                                                                            June 30,           December 31,
                                                                              2001                 2000
                                                                              ----                 ----

         Outstanding balance at end of period                            $  34,787,643         $  32,151,391
         Average interest rate at end of period                                   3.49%                 4.63%

         Average balance during the period                               $  31,691,277         $  29,190,780
         Average interest rate during the period                                  4.08%                 4.66%

         Maximum month end balance during the period                     $  34,787,643         $  35,473,498


     Securities sold under agreements to repurchase ("repurchase agreements") generally have original maturities of less than one year. Repurchase agreements are treated as financings and the obligations to repurchase securities sold are reflected as liabilities. Securities involved with the agreements are recorded as assets of our bank and are primarily held in safekeeping by correspondent banks. Repurchase agreements are offered principally to certain large deposit customers as deposit equivalent investments.


                                   (Continued)

                           MERCANTILE BANK CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


7.   COMMITMENTS AND OFF-BALANCE-SHEET RISK

     Our bank is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of our customers. These financial instruments include commitments to extend credit and standby letters of credit. Loan commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Standby letters of credit are conditional commitments issued by our bank to guarantee the performance of a customer to a third party. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.

     These instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized, if any, in the balance sheet. Our bank's maximum exposure to loan loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual notional amount of those instruments. Our bank uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments. Collateral, such as accounts receivable, securities, inventory, property and equipment, is generally obtained based on management's credit assessment of the borrower.

     A summary of the notional or contractual amounts of our financial instruments with off-balance-sheet risk at June 30, 2001 and December 31, 2000 follows:


                                                                                     June 30,         December 31,
                                                                                       2001               2000
                                                                                       ----               ----

         Commercial unused lines of credit                                        $  100,710,929    $    87,121,094
         Unused lines of credit secured by 1-4 family
           residential properties                                                      8,373,692          7,641,057
         Credit card unused lines of credit                                            5,534,949          4,578,325
         Other consumer unused lines of credit                                         2,523,366          2,062,084
         Commitments to make loans                                                    13,948,400         20,110,500
         Standby letters of credit                                                    38,274,236         36,889,288
                                                                                  --------------    ---------------

                                                                                  $  169,365,572    $   158,402,348
                                                                                  ==============    ===============


8.   REGULATORY MATTERS

     We are subject to regulatory capital requirements administered by federal banking agencies. Capital adequacy guidelines and prompt corrective action regulations involve quantitative measures of assets, liabilities, and certain off-balance-sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators about components, risk weightings, and other factors, and the regulators can lower classifications in certain cases. Failure to meet various capital requirements can initiate regulatory action that could have a direct material effect on the financial statements.


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

     Our actual capital levels (dollars in thousands) and minimum required levels were:

                                                                                             Minimum Required
                                                                                                to be Well
                                                                   Minimum Required          Capitalized Under
                                                                      for Capital            Prompt Corrective
                                               Actual              Adequacy Purposes        Action Regulations
                                               ------              -----------------        ------------------
                                        Amount       Ratio         Amount       Ratio        Amount       Ratio
                                        ------       -----         ------       -----        ------       -----

     June 30, 2001
     -------------
       Total capital (to risk
         weighted assets)
          Consolidated                $    63,322    10.8%      $    46,829      8.0%     $    58,536     10.0%
          Bank                             61,024    10.5            46,653      8.0           58,316     10.0
       Tier 1 capital (to risk
         weighted assets)
          Consolidated                     53,339     9.1            23,420      4.0           35,130      6.0
          Bank                             53,733     9.2            23,334      4.0           35,000      6.0
       Tier 1 capital (to
         average assets)
          Consolidated                     53,339     9.3            23,036      4.0           28,795      5.0
          Bank                             53,733     9.4            22,951      4.0           28,688      5.0

     December 31, 2000
     -----------------
       Total capital (to risk
         weighted assets)
          Consolidated                $    53,685    11.0%      $    39,163      8.0%     $    48,953     10.0%
          Bank                             51,596    10.6            39,017      8.0           48,771     10.0
       Tier 1 capital (to risk
         weighted assets)
          Consolidated                     42,085     8.6            19,589      4.0           29,383      6.0
          Bank                             45,497     9.3            19,517      4.0           29,275      6.0
       Tier 1 capital (to
         average assets)
          Consolidated                     42,085     8.6            19,601      4.0           24,502      5.0
          Bank                             45,497     9.3            19,528      4.0           24,410      5.0



     We were categorized as well capitalized at June 30, 2001 and year-end 2000.

                                   (Continued)

                           MERCANTILE BANK CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)





8.   REGULATORY MATTERS (Continued)


     On July 10, 2001, we issued a press release stating our plan to file a registration statement with the Securities and Exchange Commission for a proposed underwritten public offering of up to 1.38 million shares of common stock. We expect the offering to commence during the third quarter of 2001.

     During the first quarter of 2001 we sold a combined 516,600 shares of common stock in two private placement offerings, raising $6.7 million in net proceeds. We contributed substantially all of the net proceeds to our bank as capital.

     The trust sold 1.6 million Cumulative Preferred Securities ("trust preferred securities") at $10.00 per trust preferred security in a September 1999 offering. The proceeds from the sale were used by the trust to purchase an equivalent amount of subordinated debentures from the company. The trust preferred securities carry a fixed rate of 9.60%, have a stated maturity of 30 years, and, in effect, are guaranteed by the company. The securities are redeemable at par after 5 years. Distributions on the trust preferred securities are payable quarterly on January 15, April 15, July 15, and October 15. The first distribution was paid on October 15, 1999. Under certain circumstances, distributions may be deferred for up to 20 calendar quarters. However, during any such deferrals, interest accrues on any unpaid distributions at the rate of 9.60% per annum.

     Our capital levels as of June 30, 2001 include an adjustment for the 1.6 million trust preferred securities issued by the trust subject to certain limitations. Federal Reserve guidelines limit the amount of trust preferred securities which can be included in Tier 1 capital of the company to 25% of total Tier 1 capital. As of June 30, 2001, approximately $13.3 million of the $16.0 million of the trust preferred securities were included as Tier 1 capital with the remaining $2.7 million included as Tier 2 capital, a component of risk-based capital.

     Our and our bank's ability to pay cash and stock dividends is subject to limitations under various laws and regulations and to prudent and sound banking practices. We declared a 5% stock dividend on January 10, 2001, that was paid on February 1, 2001 to record holders as of January 19, 2001. We have not paid cash dividends on our common stock since our formation in 1997, and we currently have no intention of doing so in the foreseeable future.

                           MERCANTILE BANK CORPORATION



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION


INTRODUCTION
The following discussion compares the financial condition of Mercantile Bank Corporation and its wholly-owned subsidiaries, Mercantile Bank of West Michigan ("our bank") and MBWM Capital Trust I ("the trust"), and of Mercantile Bank Mortgage Company ("our mortgage company"), a wholly-owned subsidiary of our bank, at June 30, 2001 to December 31, 2000 and the results of operations for the three and six months ended June 30, 2001 and June 30, 2000. This discussion should be read in conjunction with the interim consolidated financial statements and footnotes included herein. Unless the text clearly suggests otherwise, references in this report to "us," "we," "our," or "the company" include Mercantile Bank Corporation and its wholly-owned subsidiaries referred to above.

Our election to become a financial holding company pursuant to Title I of the Gramm-Leach-Bliley Act and implementing Federal Reserve Board regulations was effective March 23, 2000. At the present time, we have no plans to engage in any of the expanded activities permitted under the new regulations.

During the past year, we were engaged in preliminary discussions with several non-affiliated financial institutions to explore the possibility of an acquisition by us. To date the discussions have been exploratory in nature and no likely candidate has been identified. We expect that such discussions may occur from time-to-time with these or other financial institutions in future periods.

FORWARD LOOKING STATEMENTS
This report contains forward-looking statements that are based on our beliefs, assumptions, current expectations, estimates and projections about the financial services industry, the economy, and about our company. Words such as "anticipates", "believes", "estimates", "expects", "forecasts", "intends", "is likely", "plans", "projects", variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions ("Future Factors") that are difficult to predict with regard to timing, extent, likelihood and degree of occurrence. Therefore, actual results and outcomes may materially differ from what may be expressed or forecasted in such forward-looking statements. We undertake no obligation to update, amend, or clarify forward looking statements, whether as a result of new information, future events (whether anticipated or unanticipated), or otherwise.

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

FINANCIAL CONDITION
During the first six months of 2001, our assets increased from $512.7 million on December 31, 2000, to $617.9 million on June 30, 2001. This represents a total increase in assets of $105.2 million, or 20.5%. The asset growth was comprised primarily of a $77.1 million increase in net loans, an increase of $12.1 million in federal fund sold and an increase of $7.2 million in investment securities. The increase in assets was primarily funded by a $94.5 million growth in deposits and an increase of $2.6 million in securities sold under agreements to repurchase, along with the receipt of $6.8 million in net proceeds from our sale of common stock.

                                   (Continued)

                           MERCANTILE BANK CORPORATION

Commercial loans increased by $76.5 million during the first six months of 2001, and at June 30, 2001 totaled $465.8 million, or 91.7% of the total loan portfolio. The continued significant concentration of the loan portfolio in commercial loans and the rapid growth of this portion of our lending business is consistent with our stated strategy of focusing a substantial amount of efforts on "wholesale" banking. Corporate and business lending continues to be an area of expertise of our senior management team, and our eight commercial lenders have over 110 years of combined commercial lending experience. Of each of the loan categories that we originate, commercial loans are most easily originated and managed, thus reducing overhead by necessitating the attention of fewer employees. Our commercial lending business generates the greatest amount of local deposits, and is virtually the only source of significant demand deposits.

Residential mortgage and consumer loans also increased by $1.4 million and $0.4 million, respectively, during the first six months of 2001. As of June 30, 2001, these loan types totaled a combined $42.3 million, or 8.3% of the total loan portfolio. Although the residential mortgage loan and consumer loan portfolios are expected to increase in future periods, given our wholesale banking strategy, the commercial sector of the lending efforts and resultant assets are expected to remain the dominant loan portfolio category.

The quality of our loan portfolio remains strong. Net loan charge-offs during the first six months of 2001 totaled $19,713, or only 0.01% of average total loans. Past due loans and nonaccrual loans at June 30, 2001 totaled $176,252, or only 0.03% of period-ending total loans. We believe we have instilled a very strong credit culture within our lending departments as it pertains to the underwriting and administration processes, which in part is reflected in our loan charge-off and delinquency ratios. Over 98% of the loan portfolio consists of loans extended directly to companies and individuals doing business and residing within our market area. The remaining portion is comprised of commercial loans participated with certain non-affiliated commercial banks outside of our immediate area, which are underwritten using the same loan underwriting criteria as though our bank was the originating bank.

Deposits increased $94.5 million during the first six months of 2001, totaling $520.2 million at June 30, 2001. Local deposits increased $25.7 million, or 20.3%, while out-of-area deposits increased $68.8 million, or 23.0%. As a percent of total deposits, local deposits declined slightly from 29.8% on December 31, 2000, to 29.3% on June 30, 2001. Noninterest-bearing demand deposits, comprising 7.4% of total deposits, increased $11.0 million during the first six months of 2001. Savings deposits (7.8% of total deposits) increased $4.3 million, interest-bearing checking deposits (2.8% of total deposits) increased $1.8 million and money market deposit accounts (1.0% of total deposits) increased $0.1 million during the first six months of 2001. Local certificates of deposit, comprising 10.3% of total deposits, increased by $8.5 million during the first six months of 2001.

Out-of-area deposits totaled $367.8 million, or 70.7% of total deposits, as of June 30, 2001. Out-of-area deposits consist primarily of certificates of deposit obtained from depositors located outside our market area and placed by deposit brokers for a fee, but also include certificates of deposit obtained from the deposit owners directly. Out-of-area deposits are utilized to support our asset growth, and are generally a lower cost source of funds when compared to the interest rates that would have to be offered in the local market to generate a sufficient level of funds. During the first six months of 2001 rates paid on new out-of-area certificates of deposit were very similar to rates paid on new certificates of deposit issued to local customers. In addition, the overhead costs associated with the out-of-area deposits are considerably less than the overhead costs that would be incurred to administer a similar level of local deposits. While the business plan anticipated the reliance on out-of-area deposits in the early stages of our development, our longer-term strategy for funding is to increase local deposits and lower our reliance on out-of-area deposits. However, although local deposits have and are expected to increase as new business, governmental and consumer deposit relationships are established and as existing customers increase their deposit accounts, the relatively high reliance on out-of-area deposits will likely remain.

                                   (Continued)

                           MERCANTILE BANK CORPORATION

Securities sold under agreements to repurchase ("repurchase agreements") increased by $2.6 million during the first six months of 2001. As part of our sweep account program, collected funds from certain business noninterest-bearing checking accounts are invested into over-night interest-bearing repurchase agreements. Although not considered a deposit account and therefore not afforded federal deposit insurance, the repurchase agreements have characteristics very similar to that of our business checking deposit accounts.

LIQUIDITY
Liquidity is measured by our ability to raise funds through deposits, borrowed funds, capital or cash flow from the repayment of loans and investment securities. These funds are used to meet deposit withdrawals, maintain reserve requirements, fund loans and support our operations. Liquidity is primarily achieved through the growth of deposits (both local and out-of-area) and liquid assets such as securities available for sale, matured securities, and federal funds sold. Asset and liability management is the process of managing our balance sheet to achieve a mix of earning assets and liabilities that maximizes profitability, while providing adequate liquidity.

Our liquidity strategy is to fund loan growth with deposits and repurchase agreements and to maintain an adequate level of short- and medium-term investments to meet typical daily loan and deposit activity. Although deposit and repurchase agreement growth from depositors located in our market area have consistently increased, the growth has not been sufficient to meet our substantial loan growth and provide monies for additional investing activities. To assist in providing the additional needed funds, we have regularly obtained certificates of deposit from customers outside of our market area and placed by deposit brokers for a fee, as well as certificates of deposit obtained from the deposit owners directly. As of June 30, 2001, out-of-area deposits totaled $367.8 million, or 66.0% of combined deposits and repurchase agreements, an increase from the $299.0 million, or 65.3% of combined deposits and repurchase agreements, as of December 31, 2000. Reliance on out-of-area deposits is expected to be ongoing due to our planned future asset growth.

Our bank has the ability to borrow money on a daily basis through correspondent banks via established federal funds purchased lines; however, we view these funds as only a secondary and temporary source of funds. We did not borrow any federal funds during the first six months of 2001. Our bank's federal funds sold position averaged $14.7 million, or 2.6% of average assets, during the first six months of 2001. In addition, as a member of the Federal Home Loan Bank of Indianapolis ("FHLBI"), our bank has access to the FHLBI's borrowing programs. Based on ownership of FHLBI stock and available collateral at June 30, 2001, our bank could borrow up to $15.0 million. Our bank has yet to use its established borrowing line at the FHLBI.

We have also been extended a $10.0 million unsecured line of credit from a correspondent bank. Proceeds from the credit facility may be used for working capital, investment in our bank or acquisition of financial institutions. The line, which has yet to be utilized, matures on February 27, 2002.

In addition to normal loan funding and deposit flow, we must maintain liquidity to meet the demands of certain unfunded loan commitments and standby letters of credit. As of June 30, 2001, our bank had a total of $131.1 million in unfunded loan commitments and $38.3 million in unfunded standby letters of credit. Of the total unfunded loan commitments, $117.2 million were commitments available as lines of credit to be drawn at any time as customers' cash needs vary, and $13.9 million were for loan commitments expected to close and become funded within the next three months. We monitor fluctuations in loan balances and commitment levels, and include such data in managing our overall liquidity.



                                   (Continued)

                           MERCANTILE BANK CORPORATION


CAPITAL RESOURCES
Shareholders' equity is a noninterest-bearing source of funds that provides support for asset growth. Shareholders' equity was $40.4 million and $31.9 million at June 30, 2001 and December 31, 2000, respectively. The increase during the first six months of 2001 was primarily attributable to our sale of common stock and net income. During the first quarter we sold a total of 516,600 shares of common stock in two private placement offerings, raising $6.7 million in net proceeds. We contributed substantially all of the net proceeds to our bank as capital. Net income equaled $1.7 million during the first six months of 2001. In addition, shareholders' equity was also positively impacted during the first six months of 2001 by a $0.2 million mark-to-market adjustment for available for sale securities as defined in SFAS No. 115. The adjustment was due to the decline in the interest rate environment during the first six months of 2001.

On July 10, 2001, we issued a press release stating our plan to file a registration statement with the Securities and Exchange Commission for a proposed underwritten public offering of up to 1.38 million shares of common stock. We expect the offering to commence during the third quarter of 2001.

In September 1999 the company, through the trust, issued 1.6 million shares of trust preferred stock at $10.00 per share. Substantially all of the net proceeds were ultimately contributed to our bank as capital and were used to support growth in assets, fund investments in loans and securities, and for general corporate purposes. Although not part of shareholder's equity, subject to certain limitations the trust preferred securities are considered a component of capital for purposes of calculating regulatory capital ratios. At June 30, 2001, $13.3 million of the $16.0 million was included as Tier 1 capital, with the remaining amount included as Tier 2 capital. The amount includable as Tier 1 capital is expected to increase in future periods as shareholders' equity increases from anticipated net income and sale of common stock.

We are subject to regulatory capital requirements administered by the State of Michigan and federal banking agencies. Failure to meet the various capital requirements can initiate regulatory action that could have a direct material effect on the financial statements. Since our bank commenced operations, both the company and our bank have been categorized as "Well Capitalized," the highest classification contained within the banking regulations. The capital ratios of the company and the bank as of June 30, 2001 and December 31, 2000 are disclosed under Note 8 of the Notes to Consolidated Financial Statements.

Our and the bank's ability to pay cash and stock dividends is subject to limitations under various laws and regulations and to prudent and sound banking practices. We declared a 5% stock dividend on January 10, 2001, which was paid on February 1, 2001 to record holders as of January 19, 2001. We have not paid cash dividends on our common stock since our formation in 1997, and we currently have no intention of doing so in the foreseeable future.

RESULTS OF OPERATIONS
Net income for the second quarter of 2001 was $776,729 ($0.25 per basic and diluted share), which represents a 22.0% increase over net income of $636,472 ($0.25 per basic and diluted share) recorded during the second quarter of 2000. Although the dollar volume of net income increased during the second quarter of 2001 over that earned in the second quarter of 2000, earnings per share remained the same due to the dilution impact of the common stock sale during the first quarter of 2001. Net income for the first six months of 2001 was $1,692,180 ($0.58 per basic and diluted share), which represents a 48.9% increase over net income of $1,136,764 ($0.44 per basic and diluted share) recorded during the first six months of 2000. The improvement in net income during both time periods is primarily the result of an increase in net interest income, higher noninterest income and greater employee efficiency.



                                   (Continued)

                           MERCANTILE BANK CORPORATION


Interest income during the second quarter of 2001 was $11,011,476, a substantial increase over the $8,848,268 earned during the second quarter of 2000. Interest income during the first six months of 2001 was $21,866,892, a significant increase over the $16,712,449 earned during the first six months of 2000. The growth in interest income during both time periods is primarily attributable to an increase in earning assets. During the second quarter of 2001 earning assets averaged $556.9 million, a level substantially higher than the average earning assets of $417.9 million during the second quarter of 2000. Increase in total loans and investment securities accounted for 84.2% and 13.2% of the growth in average earnings assets, respectively. During the first six months of 2001, earning assets averaged $539.3 million, a level significantly higher than the average earning assets of $400.7 million during the same time period in 2000. Increase in total loans and investment securities accounted for 83.7% and 13.3% of the growth in average earnings assets, respectively. Negatively impacting the growth in interest income during the second quarter of 2001 and the first six months of 2001 was the decline in yield on earning assets. During the second quarter of 2001 and 2000, earning assets had a weighted average yield of 8.10% and 8.56%, respectively. During the first six months of 2001 and 2000 earning assets had a weighted average yield of 8.24% and 8.44% respectively. The decrease in weighted average yields in 2001 is primarily due to the overall decline of market interest rates during the last six months, in part evidenced by the 275 basis point drop in the prime rate since January 3, 2001.

Interest expense during the second quarter of 2001 was $7,313,751, a significant increase over the $5,844,268 expensed during the second quarter of 2000. Interest expense during the first six months of 2001 was $14,707,424, a substantial increase over the $10,911,035 expensed during the first six months of 2000. The growth in interest expense is primarily attributable to the growth in assets, which necessitated an increase in funding liabilities. During the second quarter of 2001, interest-bearing liabilities averaged $498.4 million, a level substantially higher than average interest-bearing funds of $374.5 million during the second quarter of 2000. During the first six months of 2001, interest-bearing liabilities averaged $512.6 million, a level substantially higher than average interest-bearing funds of $358.9 million during the same time period in 2000. Positively impacting the growth in interest expense during the second quarter of 2001 is the decline in the cost of interest-bearing funds. During the second quarter of 2001 and 2000, interest-bearing liabilities had a weighted average rate of 5.89% and 6.26%, respectively, reflecting the aforementioned decline in market interest rates. In contrast, during the first six months of 2001 interest-bearing liabilities had a weighted average rate of 6.13%, slightly higher than the weighted average rate of 6.10% during the first six months of 2000. The increasing interest rate environment during 2000, that peaked towards the end of the second quarter of 2000 and remained relatively stable throughout the remainder of 2000, resulted in a significant increased cost of funds during the second six months of 2000. The aforementioned significant decline in market interest rates during 2001 has resulted in a substantial decline in the cost of funds over the past six months that is not reflected in the six month 2001 and 2000 comparison but is reflected in the second quarter 2001 and 2000 comparison. A continued decline in the cost of interest-bearing liabilities is expected so long as market interest rates remain at current levels or continue to decline further.

Net interest income during the second quarter of 2001 was $3,697,725, a significant increase of 23.1% over the $3,004,000 earned during the second quarter of 2000. Net interest income during the first six months of 2001 was $7,159,468, a substantial increase of 23.4% over the $5,801,414 earned during the same time period in 2000. The net interest margin declined from 2.95% during the second quarter of 2000 to 2.73% in second quarter of 2001, and declined from 2.97% during the first six months of 2000 to 2.74% in the first six months of 2001. Although our bank experienced significant asset growth during the second quarter of 2001 and the first six months of 2001 when compared to the same time periods in 2000, the net interest margin declined primarily due to the rapid decline in market interest rates that occurred during the first six months of 2001 and the company's vulnerability to such an event in the short term time horizon. The level of loans tied to the prime rate is approximately double the level of non-certificate of deposit funding products. As a result, and despite the fact that most of the major interest rate indices declined in a similar manner, each time market interest rates declined the company's net interest margin was negatively impacted. However, this repricing gap is short term in nature. As interest rates stabilize and a significant volume of local and out-of-area certificates of deposit mature and reprice to much lower levels throughout the remainder of 2001 and into 2002, the net interest margin is expected to improve. This expectation is further supported by the results of the net interest income simulation analysis completed as of June 30, 2001, as presented and discussed under the heading "Item 3 Quantitative and Qualitative Disclosures About Market Risk" starting on page 21.



                                   (Continued)

                           MERCANTILE BANK CORPORATION



In addition to providing interest income and secondary liquidity, the investment portfolio plays an integral role in managing our net interest margin. During the relatively high interest rate environment in 2000, the Bank purchased four $1 million heavily discounted U.S. Government-Sponsored Agency callable bonds. A major factor in purchasing the bonds was the expectation that the bonds would likely be called by the issuer in a declining interest rate environment, resulting in the remaining discount being immediately accreted into interest income and at least partially offsetting the short term negative impact a declining interest rate environment would have on the net interest margin. With interest rates declining during the first quarter of 2001, two of the bonds were called by the issuer and the combined unaccreted discount of $71,808 was immediately taken into interest income. Of the remaining two bonds, one was not initially callable until June 2001, and although immediately callable by the issuer, interest rates had not declined to a level where the other bond was going to be called by the issuer. In that net interest margin management was a major factor in purchasing the bonds, we decided to sell the remaining two bonds, and an aggregate profit of $97,289 was recorded during the first quarter of 2001. Although accounting standards require the gains on the sales of securities to be recorded as noninterest income, if the resulting gains were allowed to be recorded as interest income, and thereby paralleling our intent, our net interest margin for the first six months of 2001 would have been 2.78%, or about 4 basis points higher than the 2.74% addressed earlier.

The following table sets forth certain information relating to our consolidated average interest earning assets and interest-bearing liabilities and reflects the average yield on assets and average cost of liabilities for the second quarter of 2001 and 2000. Such yields and costs are derived by dividing income or expense by the average daily balance of assets or liabilities, respectively, for the period presented. For tax-exempt securities interest income and yield have been computed on a tax equivalent basis using a marginal tax rate of 34%.


                             -----------------------------Quarters ended June 30,----------------------------------
                             ------------------2 0 0 1------------       ------------------2 0 0 0-----------------
                                Average                    Average         Average                     Average
                                Balance       Interest      Rate           Balance        Interest      Rate
                                -------       --------      ----           -------        --------      ----
                                                          (dollars in thousands)

ASSETS
   Loans                     $   478,259    $     9,850        8.26%     $   361,280    $     7,945        8.82%
   Investment securities          65,120          1,108        6.81           47,303            823        6.96
   Federal funds sold             13,391            142        4.18            9,265            147        6.36
   Short term investments            126              1        3.28               58              1        4.72
                             -----------    -----------     -------      -----------    -----------     -------
     Total interest-earning
       assets                    556,896         11,101        8.10          417,906          8,916        8.56

   Allowance for loan losses      (7,052)                                     (5,391)
   Other assets                   26,040                                      18,716
                             -----------                                 -----------
     Total assets            $   575,884                                 $   431,231
                             ===========                                 ===========



                                   (Continued)

                           MERCANTILE BANK CORPORATION



                             -----------------------------Quarters ended June 30,----------------------------------
                             ------------------2 0 0 1------------       ------------------2 0 0 0-----------------
                                Average                    Average         Average                     Average
                                Balance       Interest      Rate           Balance        Interest      Rate
                                -------       --------      ----           -------        --------      ----
                                                          (dollars in thousands)

LIABILITIES AND
  SHAREHOLDERS' EQUITY
   Interest-bearing deposits $   449,761    $     6,614        5.90%     $   331,597    $     5,141        6.22%
   Short-term borrowings          32,521            306        3.77           26,868            302        4.51
   Long-term borrowings           16,095            394        9.81           16,027            401        9.81
                             -----------    -----------     -------      -----------    -----------     -------
     Total interest-bearing
       liabilities               498,377          7,314        5.89          374,492          5,844        6.26

   Noninterest-bearing
     deposits                     30,410                                      23,700
   Other liabilities               6,978                                       4,290
   Shareholders' equity           40,119                                      28,749
                             -----------                                 -----------
     Total liabilities and
       shareholders' equity  $   575,884                                 $   431,231
                             ===========                                 ===========

   Net interest income                      $     3,787                                 $     3,072
                                            ===========                                 ===========
   Net interest rate spread                                    2.21%                                       2.30%
                                                            =======                                     =======
   Net interest rate spread
     on average assets                                         2.64%                                       2.86%
                                                            =======                                     =======
   Net interest margin on
     earning assets                                            2.73%                                       2.95%
                                                            =======                                     =======



Provisions to the allowance for loan losses during the second quarter of 2001 were $730,000, a significant increase from the $360,000 expensed during the same time period in 2000. Provisions to the allowance for loan losses during the first six months of 2001 were $1,180,000, an increase from the $945,000 expensed during the same time period in 2000. The increase during both time periods reflects the higher volume of loan growth. Net loan charge-offs during the second quarter of 2001 were only $32,939 compared to net loan charge-offs of $20,042 during the second quarter of 2000. During the first six months of 2001 net loan charge-offs totaled only $19,713 compared to net loan charge-offs of $37,984 during the same time period in 2000. The allowance for loan losses as a percentage of total loans outstanding as of June 30, 2001 was 1.47%, unchanged from the level at December 31, 2000.

In each accounting period, the allowance for loan losses is adjusted to the amount believed necessary to maintain the allowance at adequate levels. Through the loan review and credit department, we attempt to allocate specific portions of the allowance for loan losses based on specifically identifiable problem loans. The evaluation of the allowance for loan losses is further based on, although not limited to, consideration of the internally prepared Loan Loss Reserve Analysis ("Reserve Analysis"), composition of the loan portfolio, third party analysis of the loan administration processes and loan portfolio and general economic conditions. In addition, our bank's status as a relatively new banking organization and the rapid loan growth since inception is taken into account.

The Reserve Analysis, used since the inception of our bank and completed monthly, applies reserve allocation factors to outstanding loan balances to calculate an overall allowance dollar amount. For commercial loans, which continue to comprise a vast majority of our total loans, reserve allocation factors are based upon the loan ratings as determined by our comprehensive loan rating paradigm that is administered by our loan review function. For retail loans, reserve allocation factors are based upon the type of credit. The reserve allocation factors are based on the experience of senior management making similar loans in the same community over the past 15 years. The Reserve Analysis is reviewed regularly by senior management and the Board of Directors and is adjusted periodically based upon identifiable trends and experience.


                                   (Continued)

                           MERCANTILE BANK CORPORATION


Noninterest income during the second quarter of 2001 was $365,621, a level significantly higher than the $265,833 earned during the same time period in 2000. Noninterest income, excluding the net gains on sales of securities, during the first six months of 2001 was $675,364, a substantial increase over the $489,191 earned during the same time period in 2000. Service charge income on deposits and repurchase agreements increased $40,258 (48.3%) during the second quarter of 2001 over that earned in the second quarter of 2000, and during the first six months of 2001 increased $67,518 (42.6%) over that earned in the comparable time period in 2000. The strong increases during both time periods primarily results from new accounts opened during the last 12 months. Reflecting declining interest rates and the resulting increase in residential mortgage loan refinancings, fees earned on referring residential mortgage loan applicants to various third parties increased $55,450 (133.5%) during the second quarter of 2001 over that earned during the second quarter of 2000, and increased $109,552 (159.0%) during the first six months of 2001 over that earned during the first six months of 2000. Primarily reflecting the issuance of new letters of credit during the second quarter of 2001, letter of credit fees increased $35,355 (84.7%) during the second quarter of 2001 over that recorded during the second quarter of 2000, and were up $34,692 (29.9%) during the first six months of 2001 when compared to the first six months of 2000.

Noninterest expense during the second quarter of 2001 was $2,262,617, a significant increase over the $1,970,361 expensed during the same time period in 2000. Noninterest expense during the first six months of 2001 was $4,335,246, a significant increase over the $3,680,841 expensed during the same time period in 2000. An increase in salaries and benefits, as well as general overhead costs, was recorded. The increases in salaries and benefits primarily resulted from the hiring of additional staff and annual pay increases. General overhead costs have also increased reflecting the additional expenses required to administer our significantly increased asset base.

While the dollar volume of noninterest costs have increased, as a percent of average assets the level has substantially declined as a result of our asset growth and the realization of operating efficiencies. During the second quarter of 2001 noninterest costs were 1.58% of average assets on an annualized basis, a significant decline from the 1.84% level during the same time period in 2000. During the first six months of 2001, noninterest costs were 1.57% of average assets on an annualized basis, a significant decline from the 1.80% level during the same time period in 2000. Monitoring and controlling noninterest costs, while at the same time providing high quality service to customers, is one of our priorities. Our efficiency ratio, computed by dividing noninterest expenses by net interest income plus noninterest income, was 55.7% and 54.6% during the second quarter and first six months of 2001, respectively. These levels compare favorably to our efficiency ratio of 60.3% and 58.5% during the second quarter and first six months of 2000, respectively. A higher level of net revenue growth (net interest income plus noninterest income) when compared to the growth in overhead costs has lead to improved efficiency ratios and overall profitability.

Federal income tax expense was $294,000 and $727,000 during the second quarter and first six months of 2001, respectively. Federal income tax expense was $303,000 and $528,000 during the second quarter and first six months of 2000, respectively.

                                   (Continued)

                           MERCANTILE BANK CORPORATION


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our primary market risk exposure is interest rate risk and, to a lesser extent, liquidity risk. All of our transactions are denominated in U.S. dollars with no specific foreign exchange exposure. We have only limited agricultural-related loan assets and therefore have no significant exposure to changes in commodity prices. Any impact that changes in foreign exchange rates and commodity prices would have on interest rates are assumed to be insignificant. Interest rate risk is the exposure of our financial condition to adverse movements in interest rates. We derive our income primarily from the excess of interest collected on our interest-earning assets over the interest paid on our interest-bearing liabilities. The rates of interest we earn on our assets and owe on our liabilities generally are established contractually for a period of time. Since market interest rates change over time, we are exposed to lower profitability if we cannot adapt to interest rate changes. Accepting interest rate risk can be an important source of profitability and shareholder value; however, excessive levels of interest rate risk could pose a significant threat to our earnings and capital base. Accordingly, effective risk management that maintains interest rate risk at prudent levels is essential to our safety and soundness.

Evaluating the exposure to changes in interest rates includes assessing both the adequacy of the process used to control interest rate risk and the quantitative level of exposure. Our interest rate risk management process seeks to ensure that appropriate policies, procedures, management information systems and internal controls are in place to maintain interest rate risk at prudent levels with consistency and continuity. In evaluating the quantitative level of interest rate risk, we assess the existing and potential future effects of changes in interest rates on our financial condition, including capital adequacy, earnings, liquidity and asset quality.

We use two interest rate risk measurement techniques. The first, which is commonly referred to as GAP analysis, measures the difference between the dollar amounts of interest sensitive assets and liabilities that will be refinanced or repriced during a given time period. A significant repricing gap could result in a negative impact to our net interest margin during periods of changing market interest rates. The following table depicts our GAP position as of June 30, 2001 (dollars in thousands):


                                   (Continued)

                           MERCANTILE BANK CORPORATION



                                             Within        Three to        One to           After
                                              Three         Twelve          Five            Five
                                             Months         Months          Years           Years          Total
                                             ------         ------          -----           -----          -----

Assets:
   Commercial loans                       $   208,544     $     5,006    $   240,479    $    11,770     $   465,799
   Residential real estate loans               11,173           1,043         15,523          7,359          35,098
   Consumer loans                               1,541             992          4,554            127           7,214
   Investment securities (1)                      785           1,180         24,611         41,049          67,625
   Federal funds sold                          18,400                                                        18,400
   Short term investments                         142                                                           142
   Allowance for loan losses                                                                 (7,462)         (7,462)
   Other assets                                                                              31,071          31,071
                                          -----------     -----------    -----------    -----------     -----------
     Total assets                             240,585           8,221        285,167         83,914         617,887

Liabilities:
   Interest-bearing checking                   14,788                                                        14,788
   Savings                                     40,621                                                        40,621
   Money market accounts                        5,285                                                         5,285
   Time deposits < $100,000                    24,337          39,867         16,280                         80,484
   Time deposits $100,000 and over             98,416         167,837         74,410                        340,663
   Short-term borrowings                       34,788                                                        34,788
   Long-term borrowings                           111                                        16,000          16,111
   Noninterest-bearing checking                                                              38,381          38,381
   Other liabilities                                                                          6,319           6,319
                                          -----------     -----------    -----------    -----------     -----------
     Total liabilities                        218,346         207,704         90,690         60,700         577,440

Shareholders' equity                                                                         40,447          40,447
                                          -----------     -----------    -----------    -----------     -----------

Total sources of funds                        218,346         207,704         90,690        101,147         617,887
                                          -----------     -----------    -----------    -----------     -----------

Net asset (liability) GAP                 $    22,239     $  (199,483)   $   194,477    $   (17,233)
                                          ===========     ===========    ===========    ===========

Cumulative GAP                            $    22,239     $  (177,244)   $    17,233
                                          ===========     ===========    ===========

Percent of cumulative GAP to
  total assets                                    3.6%          (28.7)%          2.8%
                                          ===========     ===========    ===========



(1) Mortgage-backed securities are categorized by expected final maturities based upon prepayment trends as of June 30, 2001

The second interest rate risk measurement used is commonly referred to as net interest income simulation analysis. We believe that this methodology provides a more accurate measurement of interest rate risk than the GAP analysis, and therefore, serves as our primary interest rate risk measurement technique. The simulation model assesses the direction and magnitude of variations in net interest income resulting from potential changes in market interest rates. Key assumptions in the model include prepayment speeds on various loan and investment assets; cash flows and maturities of interest-sensitive assets and liabilities; and changes in market conditions impacting loan and deposit volume and pricing. These assumptions are inherently uncertain, subject to fluctuation and revision in a dynamic environment; therefore, the model cannot precisely estimate net interest income or exactly predict the impact of higher or lower interest rates on net interest income. Actual results will differ from simulated results due to timing, magnitude, and frequency of interest rate changes and changes in market conditions and the company's strategies, among other factors.




                                   (Continued)

                           MERCANTILE BANK CORPORATION


We conducted multiple simulations as of June 30, 2001, whereby it was assumed that a simultaneous, instant and sustained change in market interest rates occurred. The following table reflects the suggested impact on our net interest income over the next twelve months, which is well within our policy parameters established to manage and monitor interest rate risk.


                                                      Dollar Change In                Percent Change In
     Interest Rate Scenario                          Net Interest Income             Net Interest Income
     ----------------------                          -------------------             -------------------


     Interest rates down 200 basis points            $   3,270,000                        19.9%

     Interest rates down 100 basis points                3,158,000                        19.3

     No change in interest rates                         3,040,000                        18.5

     Interest rates up 100 basis points                  3,113,000                        19.0

     Interest rates up 200 basis points                  3,184,000                        19.4


The increase in our net interest income under all interest rate scenarios reflects the expected repricing of local and out-of-area certificates of deposit during the next twelve months. Unlike our floating rate loans that declined throughout the first six months of 2001 as the prime rate declined, our certificates of deposit have fixed interest rates and only reprice at maturity. Throughout the remainder of 2001 and into 2002 we have a large volume of certificates of deposit that will mature and will be refinanced at lower interest rates.

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

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS
From time to time, we may be involved in various legal proceedings that are incidental to our business. In our opinion, we are not a party to any current legal proceedings that are material to our financial condition, either individually or in the aggregate.


ITEM 2.  CHANGES IN SECURITIES.
Not applicable.


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.
Not applicable.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
At its Annual Meeting held on April 19, 2001, our stockholders voted to elect five directors, Edward J. Clark, C. John Gill, Gerald R. Johnson Jr., Calvin D. Murdock and Donald Williams, Sr., each for a three year term expiring at the Annual Meeting of the stockholders of the company in 2004. The results of the election were as follows:


                                       Votes               Votes             Votes           Broker
     Nominee                            For               Against         Abstained         No Votes
     -------                            ---               -------         ---------         --------

     Edward J. Clark                  2,493,327              ---           29,625               ---
     C. John Gill                     2,479,782              ---           43,170               ---
     Gerald R. Johnson, Jr.           2,494,482              ---           28,470               ---
     Calvin D. Murdock                2,494,272              ---           28,680               ---
     Donald Williams, Sr.             2,479,541              ---           43,411               ---


The terms of office of the following directors (who were not up for election) continued after the Annual Meeting: Betty S. Burton, Peter A. Cordes, David M. Hecht, Susan K. Jones, Lawrence W. Larsen, Michael H. Price, Dale J. Visser and Robert M. Wynalda.


ITEM 5.  OTHER INFORMATION.
Not applicable.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.
(a)  Exhibits:


      Exhibit No.                     EXHIBIT DESCRIPTION
      -----------                     -------------------

         3.1         Articles of Incorporation are incorporated by reference to
                     Exhibit 3.1 of our Registration Statement on Form SB-2
                     (Commission File no. 333-33081) that became effective on October 23, 1997

         3.2 Our Bylaws are incorporated by reference to Exhibit 3.2 of our Registration Statement on Form SB-2 (Commission File
                     No. 333-33081) that became effective on October 23, 1997

         11          Statement re Computation of Per Share Earnings


                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on July 13, 2001.




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
                                (Principal Financial and Accounting Officer)

                                  EXHIBIT INDEX



EXHIBIT NO.                           EXHIBIT DESCRIPTION
-----------                           -------------------

    3.1           Articles of Incorporation are incorporated by reference to
                  Exhibit 3.1 of our Registration Statement on Form SB-2
                  (Commission File no. 333-33081) that became effective on October 23, 1997

    3.2 Our Bylaws are incorporated by reference to Exhibit 3.2 of our Registration Statement on Form SB-2 (Commission File No.
                  333-33081) that became effective on October 23, 1997

    11            Statement re Computation of Per Share Earnings

