Form 10-Q
period 2001-09-30
MERCANTILE BANK CORP
filed 2001-11-09
CIK 1042729

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended September 30, 2001

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

              5650 BYRON CENTER AVENUE SW, WYOMING, MICHIGAN 49509 (Address of principal executive offices and zip code)

                                 (616) 406-3777
              (Registrant's telephone number, including area code)


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

At November 9, 2001, there were 4,722,702 shares of Common Stock outstanding.

                           MERCANTILE BANK CORPORATION

                                      INDEX

--------------------------------------------------------------------------------


PART I.       Financial Information                                                                    Page No.
                                                                                                       --------
              Item 1.  Financial Statements

              Consolidated Balance Sheets -
                September 30, 2001 (Unaudited) and December 31, 2000.................................        3

              Consolidated Statements of Income -
                Three and Nine Months Ended September 30, 2001 (Unaudited)
                and September 30, 2000 (Unaudited)...................................................        4

              Consolidated Statements of Changes in Shareholders' Equity -
                Nine months Ended September 30, 2001 (Unaudited) and
                September 30, 2000 (Unaudited).......................................................        5

              Consolidated Statements of Cash Flows -
                Three and Nine Months Ended September 30, 2001 (Unaudited)
                and September 30, 2000 (Unaudited)...................................................        6

              Notes to Consolidated Financial Statements (Unaudited).................................        7

              Item 2.  Management's Discussion and Analysis of Financial
                Condition and Results of Operations..................................................       13

              Item 3.  Quantitative and Qualitative Disclosures About Market Risk....................       22

PART II.      Other Information

              Item 1.  Legal Proceedings.............................................................       25

              Item 2.  Changes in Securities and Use of Proceeds.....................................       25

              Item 3.  Defaults upon Senior Securities...............................................       25

              Item 4.  Submission of Matters to a Vote of Security Holders...........................       25

              Item 5.  Other Information.............................................................       25

              Item 6.  Exhibits and Reports on Form 8-K..............................................       25

              Signatures.............................................................................       26

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                           MERCANTILE BANK CORPORATION
                           CONSOLIDATED BALANCE SHEETS

--------------------------------------------------------------------------------


                                                                      September 30,        December 31,
                                                                          2001                2000
                                                                      -------------       -------------
                                                                       (Unaudited)
ASSETS
     Cash and due from banks                                          $  18,206,017       $  11,692,825
     Short-term investments                                                 156,782             108,846
     Federal funds sold                                                   5,100,000           6,300,000
                                                                      -------------       -------------
         Total cash and cash equivalents                                 23,462,799          18,101,671

     Securities available for sale                                       47,343,818          45,147,493
     Securities held to maturity (fair value of $23,985,943 at
        September 30, 2001 and $14,942,311 at December 31, 2000)         23,166,442          14,524,341
     Federal Home Loan Bank stock                                           784,900             784,900

     Total loans                                                        540,691,940         429,804,105
     Allowance for loan losses                                           (7,929,830)         (6,301,805)
                                                                      -------------       -------------
         Total loans, net                                               532,762,110         423,502,300

     Premises and equipment, net                                          8,410,282           4,119,385
     Accrued interest receivable                                          3,066,267           2,758,054
     Other assets                                                         7,636,790           3,808,218
                                                                      -------------       -------------
         Total assets                                                 $ 646,633,408       $ 512,746,362
                                                                      =============       =============

LIABILITIES AND SHAREHOLDERS' EQUITY
     Deposits
        Noninterest-bearing                                           $  39,891,409       $  27,368,257
        Interest-bearing                                                478,844,282         398,372,056
                                                                      -------------       -------------
         Total                                                          518,735,691         425,740,313

     Securities sold under agreements to repurchase                      37,940,792          32,151,391
     Other borrowed money                                                   204,641              56,510
     Accrued expenses and other liabilities                               6,342,699           6,944,262
     Guaranteed preferred beneficial interests in the
        Corporation's subordinated debentures                            16,000,000          16,000,000
                                                                      -------------       -------------
         Total liabilities                                              579,223,823         480,892,476

Shareholders' equity
     Preferred stock, no par value; 1,000,000 shares
       authorized, none issued
     Common stock, no par value: 9,000,000 shares authorized;
        4,722,702 shares outstanding at September 30, 2001 and
        2,596,102 shares outstanding at December 31, 2000                61,807,269          29,935,401
     Retained earnings                                                    4,658,214           1,628,277
     Accumulated other comprehensive income                                 944,102             290,208
                                                                      -------------       -------------
         Total shareholders' equity                                      67,409,585          31,853,886
                                                                      -------------       -------------

         Total liabilities and shareholders' equity                   $ 646,633,408       $ 512,746,362
                                                                      =============       =============

--------------------------------------------------------------------------------

     See accompanying notes to condensed consolidated financial statements.

                           MERCANTILE BANK CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

--------------------------------------------------------------------------------


                                               Three Months     Three Months     Nine Months       Nine Months
                                                  Ended            Ended            Ended             Ended
                                               September 30,    September 30,    September 30,    September 30,
                                                   2001             2000            2001              2000
                                               -------------    -------------    -------------    -------------
Interest income
     Loans, including fees                     $  10,340,809    $   8,760,446    $  29,766,854    $  23,755,243
     Investment securities                         1,048,440          848,008        3,127,029        2,290,541
     Federal funds sold                              139,927          131,860          499,948          403,628
     Short term investments                            1,002              928            3,239            4,279
                                               -------------    -------------    -------------    -------------
         Total interest income                    11,530,178        9,741,242       33,397,070       26,453,691

Interest expense
     Deposits                                      6,475,171        5,826,330       19,753,793       15,379,568
     Short-term borrowings                           307,634          388,634          948,996          961,117
     Long-term borrowings                            394,725          393,205        1,182,165        1,178,519
                                               -------------    -------------    -------------    -------------
         Total interest expense                    7,177,530        6,608,169       21,884,954       17,519,204
                                               -------------    -------------    -------------    -------------


NET INTEREST INCOME                                4,352,648        3,133,073       11,512,116        8,934,487

Provisions to the allowance for
   loan losses                                       455,000          370,000        1,635,000        1,315,000
                                               -------------    -------------    -------------    -------------


NET INTEREST INCOME AFTER PROVISIONS
   TO THE ALLOWANCE FOR LOAN LOSSES                3,897,648        2,763,073        9,877,116        7,619,487

Noninterest income
     Service charges on accounts                     130,083           94,099          356,241          252,739
     Interest rate swap termination fee                    0                0                0          275,000
     Net gain (loss) on sales of securities                0                0           99,594         (275,321)
     Other income                                    307,684          319,796          756,890          650,668
                                               -------------    -------------    -------------    -------------
         Total noninterest income                    437,767          413,895        1,212,725          903,086

Noninterest expense
     Salaries and benefits                         1,467,167        1,167,939        4,112,686        3,232,703
     Occupancy                                       143,509          118,008          395,900          379,081
     Furniture and equipment                         123,581          112,075          335,030          330,727
     Other expense                                   658,401          618,786        1,884,288        1,755,138
                                               -------------    -------------    -------------    -------------
         Total noninterest expenses                2,392,658        2,016,808        6,727,904        5,697,649
                                               -------------    -------------    -------------    -------------


INCOME BEFORE FEDERAL INCOME TAX                   1,942,757        1,160,160        4,361,937        2,824,924

Federal income tax expense                           605,000          382,000        1,332,000          910,000
                                               -------------    -------------    -------------    -------------


NET INCOME                                     $   1,337,757    $     778,160    $   3,029,937    $   1,914,924
                                               =============    =============    =============    =============

COMPREHENSIVE INCOME                           $   1,839,121    $   1,027,614    $   3,683,831    $   2,298,859
                                               =============    =============    =============    =============

Basic earnings per share                       $        0.33    $        0.30    $        0.92    $        0.74
                                               =============    =============    =============    =============

Diluted earnings per share                     $        0.33    $        0.30    $        0.91    $        0.74
                                               =============    =============    =============    =============

Average basic shares outstanding                   4,041,724        2,596,102        3,281,830        2,596,102
                                               =============    =============    =============    =============

Average diluted shares outstanding                 4,103,727        2,603,086        3,335,399        2,602,289
                                               =============    =============    =============    =============

--------------------------------------------------------------------------------

     See accompanying notes to condensed consolidated financial statements.

                           MERCANTILE BANK CORPORATION
                           CONSOLIDATED STATEMENTS OF
                         CHANGES IN SHAREHOLDERS' EQUITY
                                   (Unaudited)

--------------------------------------------------------------------------------



                                                                                      Accumulated
                                                                  Retained               Other                 Total
                                                Common            Earnings            Comprehensive         Shareholders'
                                                Stock             (Deficit)           Income (Loss)            Equity
                                          -----------------    -----------------    -----------------     -----------------

BALANCE, JANUARY 1, 2000                  $      28,181,798    $         587,639    $        (801,568)    $      27,967,869

Comprehensive income:
     Net income for the period from
        January 1, 2000 through
        September 30, 2000                                             1,914,924                                  1,914,924

     Change in net unrealized gain
        (loss) on securities available
        for sale, net of tax effect                                                           383,935               383,935
                                                                                                          -----------------
         Total comprehensive income                                                                               2,298,859
                                          -----------------    -----------------    -----------------     -----------------


BALANCE, SEPTEMBER 30, 2000               $      28,181,798    $       2,502,563    $        (417,633)    $      30,266,728
                                          =================    =================    =================     =================


BALANCE, JANUARY 1, 2001                  $      29,935,401    $       1,628,277    $         290,208     $      31,853,886

Comprehensive income:
     Net income for the period from
        January 1, 2001 through
        September 30, 2001                                             3,029,937                                  3,029,937

     Change in net unrealized gain
        (loss) on securities available
        for sale, net of tax effect                                                           653,894               653,894
                                                                                                          -----------------
         Total comprehensive income                                                                               3,683,831
                                                                                                          -----------------

Common stock sales, net proceeds                 31,871,868                                                      31,871,868
                                          -----------------    -----------------    -----------------     -----------------


BALANCE, SEPTEMBER 30, 2001               $      61,807,269    $       4,658,214    $         944,102     $      67,409,585
                                          =================    =================    =================     =================

--------------------------------------------------------------------------------

     See accompanying notes to condensed consolidated financial statements.

                           MERCANTILE BANK CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

--------------------------------------------------------------------------------


                                                       Three Months      Three Months      Nine Months        Nine Months
                                                          Ended             Ended             Ended             Ended
                                                       September 30,     September 30,     September 30,     September 30,
                                                           2001              2000              2001              2000
                                                       -------------     -------------     -------------     -------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income                                          $   1,337,757     $     778,160     $   3,029,937     $   1,914,924
   Adjustments to reconcile net income
     to net cash from operating activities
     Depreciation and amortization                           166,118           143,202           367,542           439,285
     Provision for loan losses                               455,000           370,000         1,635,000         1,315,000
     Net (gain) loss on sales of available
        for sale securities                                        0                 0           (99,594)          275,321
     Net change in:
       Accrued interest receivable                          (322,673)         (355,731)         (308,213)         (695,994)
       Other assets                                         (581,054)         (207,583)       (4,286,373)         (561,034)
       Accrued expenses and other liabilities                 23,656         1,909,838          (601,563)        3,643,804
                                                       -------------     -------------     -------------     -------------
         Net cash from operating activities                1,078,804         2,637,886          (263,264         6,331,306

CASH FLOWS FROM INVESTING ACTIVITIES
   Net increase in loans                                 (32,568,655)      (26,069,716)     (110,894,810)      (93,087,196)
   Purchase of:
     Securities available for sale                        (3,009,027)       (2,981,900)      (20,178,843)      (14,863,539)
     Securities held to maturity                          (3,368,217)         (835,248)       (8,748,055)       (5,598,550)
     Premises and equipment                               (2,283,978)         (753,953)       (4,628,788)         (895,317)
   Proceeds from:
     Sales of available for sale securities                        0                 0         5,361,961         6,718,120
     Maturities, calls and repayments of
       available for sale securities                       3,469,509           871,376        13,806,649         2,632,919
     Maturities, calls and repayments of
       held to maturity securities                                 0                 0           101,500                 0
                                                       -------------     -------------     -------------     -------------
       Net cash from investing activities                (37,760,368)      (29,769,441)     (125,180,386)     (105,093,563)

CASH FLOWS FROM FINANCING ACTIVITIES
   Net increase in deposits                               (1,486,355)       28,179,519        92,995,378        94,963,390
   Net proceeds from the sale of common stock             25,123,149                 0        31,871,868                 0
   Net increase in other borrowed money                       93,014            13,614           148,131            33,850
   Net increase in securities sold under agreements
     to repurchase                                         3,153,149         4,591,576         5,789,401         7,062,135
                                                       -------------     -------------     -------------     -------------
     Net cash from financing activities                   26,882,957        32,784,709       130,804,778       102,059,375
                                                       -------------     -------------     -------------     -------------

Net change in cash and cash equivalents                   (9,798,607)        5,653,154         5,361,128         3,297,118

Cash and cash equivalents at beginning of period          33,261,406        11,294,320        18,101,671        13,650,356
                                                       -------------     -------------     -------------     -------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD             $  23,462,799     $  16,947,474     $  23,462,799     $  16,947,474
                                                       =============     =============     =============     =============

Supplemental disclosures of cash flow information
   Cash paid during the year for
     Interest                                          $   7,316,872     $   5,044,407     $  22,333,536     $  14,044,512
     Federal income tax                                      475,000           375,000         1,863,110         1,167,000
   Cash received during the year for
     Interest rate swap termination fee                            0                 0                 0           275,000

--------------------------------------------------------------------------------

     See accompanying notes to condensed consolidated financial statements.

                           MERCANTILE BANK CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

--------------------------------------------------------------------------------



1.   BASIS OF PRESENTATION:

     The unaudited financial statements for the three and nine months ended September 30, 2001 include the consolidated results of operations of Mercantile Bank Corporation and its wholly-owned subsidiaries, Mercantile Bank of West Michigan ("our bank") and MBWM Capital Trust I ("the trust"), and of Mercantile Bank Mortgage Company ("our mortgage company"), a wholly-owned subsidiary of our bank. These consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and Item 303(b) of Regulation S-K and do not include all disclosures required by generally accepted accounting principles for a complete presentation of our financial condition and results of operations. In the opinion of management, the information reflects all adjustments (consisting only of normal recurring adjustments) which are necessary in order to make the financial statements not misleading and for a fair presentation of the results of operations for such periods. The results for the period ended September 30, 2001 should not be considered as indicative of results for a full year. For further information, refer to the consolidated financial statements and footnotes included in the company's annual report on Form 10-K for the year ended December 31, 2000.


2.   LOANS

     Our total loans at September 30, 2001 were $540.7 million compared to $429.8 million at December 31, 2000, an increase of $110.9 million or 25.8%. The components of the outstanding balances and percentage increase in loans from the end of 2000 to the end of the third quarter 2001 are as follows:


                                                                                                             Percent
                                         September 30, 2001                    December 31, 2000             Increase/
                                     Balance               %              Balance              %            (Decrease)
                                   -------------     -------------     -------------     -------------     -------------
                                                              (dollars in thousands)
Real Estate:
    Construction and land
      development                  $      53,797               9.9%    $      38,815               9.0%             38.6%
    Secured by 1-4 family
      properties                          39,270               7.3            33,709               7.8              16.5
    Secured by multi-family
      properties                           1,481               0.3             2,127               0.5             (30.4)
    Secured by nonfarm
      nonresidential properties          248,312              45.9           197,018              45.9              26.0
Commercial                               190,466              35.2           151,344              35.2              25.8
Consumer                                   7,366               1.4             6,791               1.6               8.5
                                   -------------     -------------     -------------     -------------     -------------

                                   $     540,692             100.0%    $     429,804             100.0%             25.8%
                                   =============     =============     =============     =============     =============


--------------------------------------------------------------------------------

                                   (Continued)

                           MERCANTILE BANK CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

--------------------------------------------------------------------------------


3.   ALLOWANCE FOR LOAN LOSSES

     The following is a summary of the activity in our allowance for loan losses account for the three months ended September 30:


                                                       2001            2000
                                                   ------------    ------------

Balance at July 1                                  $  7,462,092    $  5,527,485
     Charge-offs                                              0          (3,389)
     Recoveries                                          12,738           2,400
     Provision to the allowance for loan losses         455,000         370,000
                                                   ------------    ------------

Balance at September 30                            $  7,929,830    $  5,896,496
                                                   ============    ============



     The following is a summary of the activity in our allowance for loan losses account for the nine months ended September 30:


                                                      2001             2000
                                                   -----------     -----------

Balance at January 1                               $ 6,301,805     $ 4,620,469
     Charge-offs                                       (64,831)        (49,773)
     Recoveries                                         57,856          10,800
     Provision to the allowance for loan losses      1,635,000       1,315,000
                                                   -----------     -----------

Balance at September 30                            $ 7,929,830     $ 5,896,496
                                                   ===========     ===========


4.   PREMISES AND EQUIPMENT - NET

     Premises and equipment are comprised of the following:


                                        September 30,     December 31,
                                             2001             2000
                                        -------------    -------------

Land and improvements                   $   1,173,165    $   1,134,548
Buildings and leasehold improvements        5,019,469        2,128,353
Construction in process                       881,818          220,797
Furniture and equipment                     2,624,433        1,586,621
                                        -------------    -------------
                                            9,698,885        5,070,319
Less accumulated depreciation               1,288,603          950,934
                                        -------------    -------------

Premises and Equipment, net             $   8,410,282    $   4,119,385
                                        =============    =============

     Depreciation expense amounted to $121,939 during the second quarter of 2001 and $337,891 during the first nine months of 2001.


--------------------------------------------------------------------------------

                                   (Continued)

                           MERCANTILE BANK CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

--------------------------------------------------------------------------------


5.   DEPOSITS

     Our total deposits at September 30, 2001 were $518.7 million compared to $425.7 million at December 31, 2000, an increase of $93.0 million, or 21.8%. The components of our outstanding balances at September 30, 2001 and December 31, 2000, and percentage increase in deposits from the end of 2000 to the end of the third quarter 2001 are as follows:


                                                                                                Percent
                              September 30, 2001                 December 31, 2000             Increase/
                           Balance             %              Balance             %            (Decrease)
                        -------------    -------------     -------------    -------------     -------------
                                                     (dollars in thousands)
Noninterest-bearing
  demand                $      39,892              7.7%    $      27,368              6.4%             45.8%
Interest-bearing
  checking                     16,899              3.2            12,968              3.1              30.3
Money market                    5,068              1.0             5,196              1.2              (2.5)
Savings                        43,583              8.4            36,331              8.6              20.0
Time, under $100,000            6,444              1.2             6,165              1.4               4.5
Time, $100,000
  and over                     51,175              9.9            38,682              9.1              32.3
                        -------------    -------------     -------------    -------------     -------------
                              163,061             31.4           126,710             29.8              28.7
Out-of-area time,
  under $100,000               82,590             15.9            55,260             13.0              49.5
Out-of-area time,
  $100,000 and over           273,085             52.7           243,770             57.2              12.0
                        -------------    -------------     -------------    -------------     -------------
                              355,675             68.6           299,030             70.2              18.9
                        -------------    -------------     -------------    -------------     -------------

Total Deposits          $     518,736            100.0%    $     425,740            100.0%             21.8%
                        =============    =============     =============    =============     =============


6.   BORROWINGS

     Information relating to our securities sold under agreements to repurchase follows:


                                               September 30,    December 31,
                                                   2001             2000
                                               -------------    -------------

Outstanding balance at end of period           $ 37,940,792     $ 32,151,391
Average interest rate at end of period                 3.49%            4.63%

Average balance during the period              $ 33,283,470     $ 29,190,780
Average interest rate during the period                4.28%            4.66%

Maximum month end balance during the period    $ 40,060,845     $ 35,473,498

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


--------------------------------------------------------------------------------

                                   (Continued)

                           MERCANTILE BANK CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

--------------------------------------------------------------------------------


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

     A summary of the notional or contractual amounts of our financial instruments with off-balance-sheet risk at September 30, 2001 and December 31, 2000 follows:


                                                September 30,     December 31,
                                                    2001              2000
                                                -------------    -------------

Commercial unused lines of credit               $ 120,110,848    $  87,121,094
Unused lines of credit secured by 1-4 family
  residential properties                            8,617,569        7,641,057
Credit card unused lines of credit                  5,907,353        4,578,325
Other consumer unused lines of credit               3,787,403        2,062,084
Commitments to make loans                          26,570,800       20,110,500
Standby letters of credit                          38,474,347       36,889,288
                                                -------------    -------------

                                                $ 203,468,320    $ 158,402,348
                                                =============    =============


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



--------------------------------------------------------------------------------

                                   (Continued)

                           MERCANTILE BANK CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

--------------------------------------------------------------------------------


8.   REGULATORY MATTERS (Continued)

     The prompt corrective action regulations provide five classifications, including well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized, although these terms are not used to represent overall financial condition. If adequately capitalized, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions are limited, as is asset growth and expansion, and plans for capital restoration are required

     Our actual capital levels (dollars in thousands) and minimum required levels were:


                                                                                                     Minimum Required
                                                                                                        to be Well
                                                                   Minimum Required                  Capitalized Under
                                                                     for Capital                     Prompt Corrective
                                        Actual                    Adequacy Purposes                 Action Regulations
                             ----------------------------     ----------------------------     ----------------------------
                                Amount          Ratio            Amount          Ratio            Amount          Ratio
                             ------------    ------------     ------------    ------------     ------------    ------------
September 30, 2001
------------------
  Total capital (to risk
    weighted assets)
     Consolidated            $     90,268            14.5%    $     49,933             8.0%    $     62,416            10.0%
     Bank                          87,615            14.1           49,767             8.0           62,208            10.0
  Tier 1 capital (to risk
    weighted assets)
     Consolidated                  82,465            13.2           24,972             4.0           37,457             6.0
     Bank                          79,837            12.8           24,890             4.0           37,334             6.0
  Tier 1 capital (to
    average assets)
     Consolidated                  82,465            13.1           25,245             4.0           31,556             5.0
     Bank                          79,837            12.7           25,163             4.0           31,454             5.0

December 31, 2000
-----------------
  Total capital (to risk
    weighted assets)
     Consolidated            $     53,685            11.0%    $     39,163             8.0%    $     48,953            10.0%
     Bank                          51,596            10.6           39,017             8.0           48,771            10.0
  Tier 1 capital (to risk
    weighted assets)
     Consolidated                  42,085             8.6           19,589             4.0           29,383             6.0
     Bank                          45,497             9.3           19,517             4.0           29,275             6.0
  Tier 1 capital (to
    average assets)
     Consolidated                  42,085             8.6           19,601             4.0           24,502             5.0
     Bank                          45,497             9.3           19,528             4.0           24,410             5.0



     We were categorized as well capitalized at September 30, 2001 and year-end 2000.


--------------------------------------------------------------------------------

                                   (Continued)

                           MERCANTILE BANK CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

--------------------------------------------------------------------------------



8.   REGULATORY MATTERS (Continued)

     During the third quarter of 2001 we sold 1,610,000 shares of common stock in an underwritten public offering, raising $25.2 million in net proceeds. During the first quarter of 2001 we sold a combined 516,600 shares of common stock in two private placement offerings, raising $6.7 million in net proceeds. We contributed substantially all of the net proceeds to our bank as capital.

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

     Our capital levels as of September 30, 2001 include an adjustment for the
     1.6 million trust preferred securities issued by the trust. Federal Reserve guidelines limit the amount of trust preferred securities which can be included in our Tier 1 capital to 25% of total Tier 1 capital. As of September 30, 2001, the entire $16.0 million of the trust preferred securities were included as Tier 1 capital.

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


--------------------------------------------------------------------------------

                           MERCANTILE BANK CORPORATION
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

--------------------------------------------------------------------------------


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

INTRODUCTION

The following discussion compares the financial condition of Mercantile Bank Corporation and its wholly-owned subsidiaries, Mercantile Bank of West Michigan ("our bank") and MBWM Capital Trust I ("the trust"), and of Mercantile Bank Mortgage Company ("our mortgage company"), a wholly-owned subsidiary of our bank, at September 30, 2001 to December 31, 2000 and the results of operations for the three and nine months ended September 30, 2001 and September 30, 2000. This discussion should be read in conjunction with the interim consolidated condensed financial statements and footnotes included herein. Unless the text clearly suggests otherwise, references in this report to "us," "we," "our," or "the company" include Mercantile Bank Corporation and its wholly-owned subsidiaries referred to above.

Subsequent to September 30, 2001, our bank filed a license application with the Michigan Office of Financial and Insurance Services to operate a new subsidiary as a Michigan Business and Industrial Development Company under the name Mercantile BIDCO, Inc. When approved Mercantile BIDCO, Inc., a non-depository Michigan financial institution, expects to offer equipment lease financing, asset based loans, junior debt facilities and other financing where equity features may be part of the facility pricing.

During the past year, we were engaged in preliminary discussions with several unaffiliated financial institutions to explore the possibility of an acquisition by us. To date the discussions have been exploratory in nature and no likely candidate has been identified. We expect that such discussions may occur from time-to-time with these or other financial institutions in future periods.

--------------------------------------------------------------------------------

                                   (Continued)

                           MERCANTILE BANK CORPORATION
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

--------------------------------------------------------------------------------


FINANCIAL CONDITION

During the first nine months of 2001, our assets increased from $512.7 million on December 31, 2000, to $646.6 million on September 30, 2001. This represents a total increase in assets of $133.9 million, or 26.1%. The asset growth was comprised primarily of a $109.3 million increase in net loans, a $10.8 million increase in investment securities and a $5.4 million increase in cash and cash equivalents. The increase in assets was primarily funded by a $93.0 million growth in deposits and an increase of $5.8 million in securities sold under agreements to repurchase, along with the receipt of $31.9 million in net proceeds from our sales of common stock.

Commercial loans increased by $104.8 million during the first nine months of 2001, and at September 30, 2001 totaled $494.1 million, or 91.4% of the total loan portfolio. The continued significant concentration of the loan portfolio in commercial loans and the rapid growth of this portion of business is consistent with our stated strategy of focusing a substantial amount of efforts on "wholesale" banking. Corporate and business lending continues to be an area of expertise of our senior management team, and our eight commercial lenders have over 110 years of combined commercial lending experience. Of each of the loan categories that we originate, commercial loans are the most efficiently originated and managed, thus reducing overhead by necessitating the attention of fewer employees. Our commercial lending business generates the greatest amount of local deposits, and is virtually the only source of significant demand deposits.

Residential mortgage and consumer loans also increased by $5.6 million and $0.6 million, respectively, during the first nine months of 2001. As of September 30, 2001, these loan types totaled a combined $46.6 million, or 8.6% of the total loan portfolio. Although the residential mortgage loan and consumer loan portfolios are expected to increase in future periods, given our wholesale banking strategy, the commercial sector of the lending efforts and resultant assets are expected to remain the dominant loan portfolio category.

The quality of our loan portfolio remains strong. Net loan charge-offs during the first nine months of 2001 totaled $6,975, or less than 0.01% of average total loans. Past due loans and nonaccrual loans at September 30, 2001 totaled $880,562, or only 0.16% of total loans. We believe we have instilled a very strong credit culture within our lending departments as it pertains to the underwriting and administration processes, which in part is reflected in our loan charge-off and delinquency ratios. Over 97% of the loan portfolio consists of loans extended directly to companies and individuals doing business and residing within our market area. The remaining portion is comprised of commercial loans participated with certain non-affiliated commercial banks outside the immediate area, which are underwritten using the same loan criteria as though our bank was the originating bank.

Net premises and fixed assets have increased from $4.1 million on December 31, 2000, to $8.4 million on September 30, 2001. The increase is primarily attributable to the construction of two facilities on a 4-acre parcel of land located in the city of Wyoming, a southwest suburb of Grand Rapids. We acquired the land in 2000. The larger of the two buildings, a two-story facility with approximately 25,000 square feet of usable space, serves as the new location for our operations and accounting departments and includes a full service branch. This facility opened in September, 2001. The other building, a single story facility with approximately 7,000 square feet of usable space, accommodates our administration function. This facility opened in October, 2001. The cost of the facilities, including land, totals about $5.5 million.


--------------------------------------------------------------------------------

                                   (Continued)

                           MERCANTILE BANK CORPORATION
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

--------------------------------------------------------------------------------


Other assets increased from $3.8 million on December 31, 2000, to $7.6 million on September 30, 2001. The increase is primarily attributable to our purchase of bank owned life insurance policies for selected officers. These single premium insurance policies, that include term insurance coverage, were purchased mainly to provide funding for our non-qualified deferred compensation plan made available to selected officers. It is estimated that the cash surrender value of each of the individual insurance policies will approximate the ending balance in the deferred compensation plan of each of the respective officers upon them reaching retirement age.

Deposits increased $93.0 million during the first nine months of 2001, totaling $518.7 million at September 30, 2001. Local deposits increased $36.4 million, or 28.7%, while out-of-area deposits increased $56.6 million, or 18.9%. As a percent of total deposits, local deposits increased from 29.8% on December 31, 2000, to 31.4% on September 30, 2001. Noninterest-bearing demand deposits, comprising 7.7% of total deposits, increased $12.5 million during the first nine months of 2001. Savings deposits (8.4% of total deposits) increased $7.3 million, and interest-bearing checking deposits (3.2% of total deposits) increased $3.9 million during the first nine months of 2001. Money market deposit accounts (1.0% of total deposits) decreased by $0.1 million during the first nine months of 2001. Local certificates of deposit, comprising 11.1% of total deposits, increased by $12.8 million during the first nine months of 2001.

Out-of-area deposits totaled $355.7 million, or 68.6% of total deposits, as of September 30, 2001. Out-of-area deposits consist primarily of certificates of deposit obtained from depositors located outside the market area and placed by deposit brokers for a fee, but also include certificates of deposit obtained from the deposit owners directly. Out-of-area deposits are utilized to support our asset growth, and are generally a lower cost source of funds when compared to the interest rates that would have to be offered in the local market to generate a sufficient level of funds. During the first nine months of 2001 rates paid on new out-of-area certificates of deposit were very similar to rates paid on new certificates of deposit issued to local customers. In addition, the overhead costs associated with the out-of-area deposits are considerably less than the overhead costs that would be incurred to administer a similar level of local deposits. While the business plan anticipated the reliance on out-of-area deposits in the early stages of our development, our longer-term strategy for funding is to increase local deposits and lower our reliance on out-of-area deposits. Although local deposits have and are expected to increase as new business, governmental and consumer deposit relationships are established and as existing customers increase their deposit accounts, the relatively high reliance on out-of-area deposits will likely remain.

Securities sold under agreements to repurchase ("repurchase agreements") increased by $5.8 million during the first nine months of 2001. As part of our sweep account program, collected funds from certain business noninterest-bearing checking accounts are invested into over-night interest-bearing repurchase agreements. Although not considered a deposit account and therefore not afforded federal deposit insurance, the repurchase agreements have characteristics very similar to that of our business checking deposit accounts.

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

--------------------------------------------------------------------------------

                                   (Continued)

                           MERCANTILE BANK CORPORATION
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

--------------------------------------------------------------------------------

Our liquidity strategy is to fund loan growth with deposits and repurchase agreements and to maintain an adequate level of short- and medium-term investments to meet typical daily loan and deposit activity. Although deposit and repurchase agreement growth from depositors located in the market area have consistently increased, the growth has not been sufficient to meet the substantial loan growth and provide monies for additional investing activities. To assist in providing the additional needed funds, we have regularly obtained certificates of deposit from customers outside of the market area and placed by deposit brokers for a fee, as well as certificates of deposit obtained from the deposit owners directly. As of September 30, 2001, out-of-area deposits totaled $355.7 million, or 63.9% of combined deposits and repurchase agreements, compared to $299.0 million, or 65.3% of combined deposits and repurchase agreements, as of December 31, 2000. Reliance on out-of-area deposits is expected to be ongoing due to our planned future growth.

Our bank has the ability to borrow money on a daily basis through correspondent banks via established federal funds purchased lines; however, this is viewed as only a secondary and temporary source of funds. The federal funds purchased lines were utilized for only one business day during the first nine months of 2001. Our bank's federal funds sold position averaged $15.0 million, or 2.6% of average assets, during the first nine months of 2001. In addition, as a member of the Federal Home Loan Bank of Indianapolis ("FHLBI"), our bank has access to the FHLBI's borrowing programs. Based on ownership of FHLBI stock and available collateral at September 30, 2001, the Bank could borrow up to about $15.0 million. Our bank has yet to use its established borrowing line at the FHLBI. We have also been extended a $10.0 million unsecured line of credit from a correspondent bank. Proceeds from the credit facility may be used for working capital, investment in our bank or acquisition of financial institutions. The line, which has yet to be utilized, matures on February 27, 2002.

In addition to normal loan funding and deposit flow, we must maintain liquidity to meet the demands of certain unfunded loan commitments and standby letters of credit. As of September 30, 2001, our bank had a total of $165.0 million in unfunded loan commitments and $38.5 million in unfunded standby letters of credit. Of the total unfunded loan commitments, $138.4 million were commitments available as lines of credit to be drawn at any time as customers' cash needs vary, and $26.6 million were for loan commitments scheduled to close and become funded within the next three months. We monitor fluctuations in loan balances and commitment levels, and include such data in managing overall liquidity.

CAPITAL RESOURCES

Shareholders' equity is a noninterest-bearing source of funds that provides support for asset growth. Shareholders' equity was $67.4 million and $31.9 million at September 30, 2001 and December 31, 2000, respectively. The increase during the first nine months of 2001 is primarily attributable to the sale of common stock and net income. During the first quarter we sold a total of 516,600 shares of common stock in two private placement offerings, raising $6.7 million in net proceeds. During the third quarter we sold 1,610,000 shares of common stock in an underwritten public offering, raising $25.2 million in net proceeds. We contributed substantially all of the net proceeds to our bank as capital. Net income equaled $3.0 million during the first nine months of 2001. In addition, shareholders' equity was also positively impacted during the first nine months of 2001 by a $0.7 million mark-to-market adjustment for available for sale securities as defined in SFAS No. 115. The adjustment was due to the decline in the interest rate environment during the first nine months of 2001.


--------------------------------------------------------------------------------

                                   (Continued)

                           MERCANTILE BANK CORPORATION
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

--------------------------------------------------------------------------------



In September 1999 the company, through the trust, issued 1.6 million shares of trust preferred securities at $10.00 per share. Substantially all of the net proceeds were contributed to our bank as capital and were used to support growth in assets, fund investments in loans and securities, and for general corporate purposes. Although not part of shareholder's equity, subject to certain limitations the trust preferred securities are considered a component of capital for purposes of calculating regulatory capital ratios. At September 30, 2001, the entire $16.0 million of trust preferred securities were included as Tier 1 capital.

We are subject to regulatory capital requirements administered by the State of Michigan and federal banking agencies. Failure to meet the various capital requirements can initiate regulatory action that could have a direct material effect on the financial statements. Since our bank commenced operations, both the company and our bank have been categorized as "Well Capitalized," the highest classification contained within the banking regulations. The capital ratios of the company and our bank as of September 30, 2001 and December 31, 2000 are disclosed under Note 8 of the Notes to Consolidated Financial Statements.

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

RESULTS OF OPERATIONS

Net income for the third quarter of 2001 was $1,337,757 ($0.33 per basic and diluted share), which represents a 71.9% increase over net income of $778,160 ($0.30 per basic and diluted share) recorded during the third quarter of 2000. The 10.0% growth in basic and diluted earnings per share was less than the 71.9% increase in the dollar volume of net income due to the dilution impact of the common stock sales during the first and third quarters of 2001. Net income for the first nine months of 2001 was $3,029,937 ($0.92 per basic share and $0.91 per diluted share), which represents a 58.2% increase over net income of $1,914,924 ($0.74 per basic and diluted share) recorded during the first nine months of 2000. The 23.0% growth in diluted earnings per share was less than the 58.2% increase in the dollar volume of net income due to the dilution impact of the common stock sales during the first and third quarters of 2001. The improvement in net income during both time periods is primarily the result of an increase in net interest income, higher noninterest income and greater employee efficiency.

Interest income during the third quarter of 2001 was $11,530,178, an increase of 18.4% over the $9,741,242 earned during the third quarter of 2000. Interest income during the first nine months of 2001 was $33,397,070, an increase of 26.2% over the $26,453,691 earned during the first nine months of 2000. The growth in interest income during both time periods is primarily attributable to an increase in earning assets. During the third quarter of 2001 earning assets averaged $607.0 million, a level substantially higher than the average earning assets of $447.7 million during the third quarter of 2000. Increase in total loans and investment securities accounted for 84.6% and 10.7% of the growth in average earnings assets, respectively. During the first nine months of 2001 earning assets averaged $562.1 million, a level significantly higher than the average earning assets of $416.5 million during the same time period in 2000. Increase in total loans and investment securities accounted for 83.3% and 12.4% of the growth in average earnings assets, respectively.


--------------------------------------------------------------------------------

                                   (Continued)

                           MERCANTILE BANK CORPORATION
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

--------------------------------------------------------------------------------


Negatively impacting the growth in interest income during the third quarter of 2001 and the first nine months of 2001 was the decline in yield on earning assets. During the third quarter of 2001 and 2000, earning assets had a weighted average yield of 7.61% and 8.81%, respectively. During the first nine months of 2001 and 2000 earning assets had a weighted average yield of 7.65% and 8.51%, respectively. The decrease in weighted average yields is primarily due to the overall decline in market interest rates during the first nine months of 2001, in part evidenced by the 375 basis point drop in the prime rate since January 3, 2001.

Interest expense during the third quarter of 2001 was $7,177,530, an increase of 8.6% over the $6,608,169 expensed during the third quarter of 2000. Interest expense during the first nine months of 2001 was $21,884,954, an increase of 24.9% over the $17,519,204 expensed during the first nine months of 2000. The growth in interest expense is primarily attributable to the growth in assets, which necessitated an increase in funding liabilities. During the third quarter of 2001, interest-bearing liabilities averaged $535.1 million, a level substantially higher than average interest-bearing funds of $402.7 million during the third quarter of 2000. During the first nine months of 2001, interest-bearing liabilities averaged $501.3 million, a level substantially higher than average interest-bearing funds of $373.6 million during the same time period in 2000. Positively impacting the growth in interest expense during the third quarter of 2001 and the first nine months of 2001 was the decline in the cost of interest-bearing funds. During the third quarter of 2001 and 2000, interest-bearing liabilities had a weighted average rate of 5.32% and 6.52%, respectively. During the first nine months of 2001 and 2000 interest-bearing liabilities had a weighted average rate of 5.84% and 6.25%, respectively. The decrease in cost of interest-bearing liabilities is primarily due to the overall decline in market interest rates.

Net interest income during the third quarter of 2001 was $4,352,648, an increase of 38.9% over the $3,133,073 earned during the third quarter of 2000. Net interest income during the first nine months of 2001 was $11,512,116, an increase of 28.9% over the $8,934,487 earned during the same time period in 2000. The net interest margin increased from 2.85% during the third quarter of 2000 to 2.92% in third quarter of 2001, but declined from 2.95% during the first nine months of 2000 to 2.81% in the first nine months of 2001. The decline is primarily due to the rapid decline in market interest rates that occurred during the first nine months of 2001 and our vulnerability to such an event in the short term horizon.

The level of loans tied to the prime rate is approximately double the level of non-certificate of deposit funding products. As a result, and despite the fact that most of the major interest rate indices have declined in a similar manner to that of the prime rate, each time market interest rates have declined our net interest margin has been negatively impacted. However, this repricing gap is short term in nature. As interest rates stabilize or decline at a slower pace and/or magnitude, and a significant volume of local and out-of-area certificates of deposit mature and reprice to much lower rates, it is expected that the net interest margin would be positively impacted. In fact, the third quarter of 2001 net interest margin of 2.92% was significantly higher than the net interest margin for the second quarter of 2001 of 2.73% due in part to the slower pace and magnitude of interest rate declines. Also benefiting the third quarter net interest margin was the $25.2 million in net proceeds we received in August from the sale of common stock. If interest rates continue to stabilize or decline at a slower pace and/or magnitude, and as local and out-of-area certificates of deposit continue to mature and reprice to much lower rates, we expect our net interest margin to improve throughout the remainder of 2001 and into 2002. This expectation is further supported by the results of the net interest income simulation analysis completed as of September 30, 2001, as presented and discussed under the heading "Item 3 Quantitative and Qualitative Disclosures About Market Risk" starting on page 22.

--------------------------------------------------------------------------------

                                   (Continued)

                           MERCANTILE BANK CORPORATION
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

--------------------------------------------------------------------------------

The following table sets forth certain information relating our consolidated average interest earning assets and interest-bearing liabilities and reflects the average yield on assets and average cost of liabilities for the third quarter of 2001 and 2000. Such yields and costs are derived by dividing income or expense by the average daily balance of assets or liabilities, respectively, for the period presented. For tax-exempt securities interest income and yield have been computed on a tax equivalent basis using a marginal tax rate of 34%.


                                                                   Quarters ended September 30,
                                  -----------------------------------------------------------------------------------------------
                                                      2001                                             2000
                                  ---------------------------------------------     ---------------------------------------------
                                     Average                         Average          Average                          Average
                                     Balance         Interest          Rate           Balance          Interest          Rate
                                  ------------     ------------    ------------     ------------     ------------    ------------
                                                                      (dollars in thousands)
ASSETS
   Loans                          $    522,615     $     10,341            7.85%    $    387,793     $      8,760            8.96%
   Investment securities                68,902            1,162            6.75           51,782              915            7.06
   Federal funds sold                   15,376              140            3.56            8,010              132            6.58
   Short term investments                  143                1            2.79               74                1            5.45
                                  ------------     ------------    ------------     ------------     ------------    ------------
     Total interest-earning
       assets                          607,036           11,644            7.61          447,659            9,808            8.81

   Allowance for loan losses            (7,704)                                           (5,722)
   Other assets                         31,592                                            19,498
                                  ------------                                      ------------
     Total assets                 $    630,924                                      $    461,435
                                  ============                                      ============

LIABILITIES AND
  SHAREHOLDERS' EQUITY
   Interest-bearing deposits      $    482,430            6,475            5.32     $    355,293            5,826            6.10
   Short-term borrowings                36,427              308            3.35           31,366              389            4.92
   Long-term borrowings                 16,161              395            9.70           16,040              393            9.79
                                  ------------     ------------    ------------     ------------     ------------    ------------
     Total interest-bearing
       liabilities                     535,018            7,178            5.32          402,699            6,608            6.52

   Noninterest-bearing
     deposits                           34,138                                            23,427
   Other liabilities                     5,935                                             5,418
   Shareholders' equity                 55,833                                            29,891
                                  ------------     ------------    ------------     ------------     ------------    ------------
     Total liability and
       shareholders' equity       $    630,924                                      $    461,435
                                  ============                                      ============

   Net interest income                             $      4,466                                      $      3,200
                                                   ============                                      ============
   Net interest rate spread                                                2.29%                                             2.29%
                                                                   ============                                      ============
   Net interest rate spread
     on average assets                                                     2.81%                                             2.76%
                                                                   ============                                      ============
   Net interest margin on
     earning assets                                                        2.92%                                             2.85%
                                                                   ============                                      ============


Provisions to the allowance for loan losses during the third quarter of 2001 were $455,000, an increase from the $370,000 expensed during the same time period in 2000. Provisions to the allowance for loan losses during the first nine months of 2001 were $1,635,000, an increase from the $1,315,000 expensed during the same time period in 2000. The increase during both time periods reflects the higher volume of loan growth. We had no loan charge-offs during the third quarter of 2001, but did recognize $12,739 in recoveries from prior loan charge-offs. During the third quarter of 2000 net loan charge-offs totaled only $989. During the first nine months of 2001 net loan charge-offs totaled only $6,975 compared to net loan charge-offs of only $38,973 during the same time period in 2000. The allowance for loan losses as a percentage of total loans outstanding as of September 30, 2001 was 1.47%, unchanged from the level at December 31, 2000.

--------------------------------------------------------------------------------

                                   (Continued)

                           MERCANTILE BANK CORPORATION
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

--------------------------------------------------------------------------------

In each accounting period, the allowance for loan losses is adjusted to the amount believed necessary to maintain the allowance for loan losses at adequate levels. Through the loan review and credit departments, we attempt to allocate specific portions of the allowance for loan losses based on specifically identifiable problem loans. The evaluation of the allowance for loan losses is further based on, although not limited to, consideration of the internally prepared Loan Loss Reserve Analysis ("Reserve Analysis"), composition of the loan portfolio, third party analysis of the loan administration processes and loan portfolio and general economic conditions. In addition, our bank's status as a relatively new banking organization and the rapid loan growth since inception is taken into account.

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

Noninterest income during the third quarter of 2001 was $437,767, an increase of 5.8% over the $413,895 earned during the same time period in 2000. Noninterest income, excluding the net gains on sales of securities, during the first nine months of 2001 was $1,113,131, an increase of 23.3% over the $903,086 earned during the same time period in 2000. Service charge income on deposits and repurchase agreements increased $35,984 (38.2%) during the third quarter of 2001 over that earned in the third quarter of 2000, and during the first nine months of 2001 increased $103,502 (41.0%) over that earned in the comparable time period in 2000. The strong increases during both time periods primarily results from new accounts opened during the last 12 months. Reflecting declining interest rates and the resulting increase in residential mortgage loan refinancings, fees earned on referring residential mortgage loan applicants to various third parties increased $23,932 (55.7%) during the third quarter of 2001 over that earned during the third quarter of 2000, and increased $133,454 (119.3%) during the first nine months of 2001 over that earned during the first nine months of 2000. Reflecting the reduction in letter of credit issuances and resulting origination fees, letter of credit fees decreased $73,142 (34.5%) during the third quarter of 2001 over that earned during the third quarter of 2000, and were down $38,450 (11.7%) during the first nine months of 2001 when compared to the first nine months of 2000.

Noninterest expense during the third quarter of 2001 was $2,392,658, an increase of 18.6% over the $2,016,808 expensed during the same time period in 2000. Noninterest expense during the first nine months of 2001 was $6,727,904, an increase of 18.1% over the $5,697,649 expensed during the same time period in 2000. An increase in all major overhead cost categories was recorded, but was primarily related to salaries and benefits and general overhead costs. The increases in salaries and benefits primarily resulted from the hiring of additional staff and annual pay increases. General overhead costs have also increased reflecting the additional expenses required to administer our significantly increased assets.



--------------------------------------------------------------------------------

                                   (Continued)

                           MERCANTILE BANK CORPORATION
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

--------------------------------------------------------------------------------

While the dollar volume of noninterest costs have increased, as a percent of average assets the level has substantially declined as a result of our growth and the realization of operating efficiencies. During the third quarter of 2001 noninterest costs were 1.50% of average assets on an annualized basis, a decline from the 1.72% level during the same time period in 2000. During the first nine months of 2001, noninterest costs were 1.55% of average assets on an annualized basis, a decline from the 1.77% level during the same time period in 2000. Monitoring and controlling noninterest costs, while at the same time providing high quality service to customers, is one of our priorities. Our efficiency ratio, computed by dividing noninterest expenses by net interest income plus noninterest income, was 50.0% and 52.9% during the third quarter and first nine months of 2001, respectively. These levels compare favorably to our efficiency ratio 56.9% and 57.9% during the third quarter and first nine months of 2000, respectively. A higher level of net revenue growth (net interest income plus noninterest expense) when compared to the growth in overhead costs has led to improved efficiency ratios and overall profitability.

Federal income tax expense was $605,000 and $1,332,000 during the third quarter and first nine months of 2001, respectively. Federal income tax expense was $382,000 and $910,000 during the third quarter and first nine months of 2000, respectively.

--------------------------------------------------------------------------------

                           MERCANTILE BANK CORPORATION
           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

--------------------------------------------------------------------------------


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

We use two interest rate risk measurement techniques. The first, which is commonly referred to as GAP analysis, measures the difference between the dollar amounts of interest sensitive assets and liabilities that will be refinanced or repriced during a given time period. A significant repricing gap could result in a negative impact to our net interest margin during periods of changing market interest rates. The following table depicts our GAP position as of September 30, 2001 (dollars in thousands):

--------------------------------------------------------------------------------

                                   (Continued)

                           MERCANTILE BANK CORPORATION
           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

--------------------------------------------------------------------------------




                                             Within        Three to        One to           After
                                              Three         Twelve          Five            Five
                                             Months         Months          Years           Years          Total
                                          -----------     -----------    -----------    -----------     -----------
Assets:
   Commercial loans                       $   224,153     $     4,824    $   256,272    $     8,807     $   494,056
   Residential real estate loans               12,168           1,021         17,214          8,867          39,270
   Consumer loans                               1,637           1,045          4,614             70           7,366
   Investment securities (1)                    1,287           1,108         27,635         41,265          71,295
   Federal funds sold                           5,100                                                         5,100
   Short term investments                         157                                                           157
   Allowance for loan losses                                                                 (7,930)         (7,930)
   Other assets                                                                              37,319          37,319
                                          -----------     -----------    -----------    -----------     -----------
     Total assets                             244,502           7,998        305,735         88,398         646,633

Liabilities:
   Interest-bearing checking                   16,899                                                        16,899
   Savings                                     43,583                                                        45,583
   Money market accounts                        5,068                                                         5,068
   Time deposits < $100,000                    28,596          31,650         28,788                         89,034
   Time deposits $100,000 and over             99,064         123,977        101,219                        324,260
   Short-term borrowings                       37,941                                                        37,941
   Long-term borrowings                           205                                        16,000          16,205
   Noninterest-bearing checking                                                              39,892          39,892
   Other liabilities                                                                          6,342           6,342
                                          -----------     -----------    -----------    -----------     -----------
     Total liabilities                        231,356         155,627        130,007         62,234         579,224

Shareholders' equity                                                                         67,409          67,409
                                          -----------     -----------    -----------    -----------     -----------

Total sources of funds                        231,356         155,627        130,007        129,643         646,633
                                          -----------     -----------    -----------    -----------     -----------

Net asset (liability) GAP                 $    13,146     $  (147,629)   $   175,728    $   (41,245)
                                          ===========     ============   ===========    ============

Cumulative GAP                            $    13,146     $  (134,483)   $    41,245
                                          ===========     ============   ===========

Percent of cumulative GAP to
  total assets                                    2.0%          (20.8)%          6.4%
                                          ===========     ===========    ===========

(1) Mortgage-backed securities are categorized by average life calculations based upon prepayment trends as of September 30, 2001.


--------------------------------------------------------------------------------

                                   (Continued)

                           MERCANTILE BANK CORPORATION
           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

--------------------------------------------------------------------------------

The second interest rate risk measurement used is commonly referred to as net interest income simulation analysis. We believe that this methodology provides a more accurate measurement of interest rate risk than the GAP analysis, and therefore, serves as our primary interest rate risk measurement technique. The simulation model assesses the direction and magnitude of variations in net interest income resulting from potential changes in market interest rates. Key assumptions in the model include prepayment speeds on various loan and investment assets; cash flows and maturities of interest-sensitive assets and liabilities; and changes in market conditions impacting loan and deposit volume and pricing. These assumptions are inherently uncertain, subject to fluctuation and revision in a dynamic environment; therefore, the model cannot precisely estimate net interest income or exactly predict the impact of higher or lower interest rates on net interest income. Actual results will differ from simulated results due to timing, magnitude, and frequency of interest rate changes and changes in market conditions and our strategies, among other factors.

We conducted multiple simulations as of September 30, 2001, whereby it was assumed that a simultaneous, instant and sustained change in market interest rates occurred. The following table reflects the suggested impact on net interest income over the next twelve months, which are well within our policy parameters established to manage and monitor interest rate risk.


                                                      Dollar Change In                Percent Change In
     Interest Rate Scenario                          Net Interest Income             Net Interest Income
     ----------------------                          -------------------             -------------------

     Interest rates down 200 basis points            $   3,060,000                        17.5%

     Interest rates down 100 basis points                2,999,000                        17.2

     No change in interest rates                         2,933,000                        16.8

     Interest rates up 100 basis points                  3,048,000                        17.4

     Interest rates up 200 basis points                  3,161,000                        18.1


The increase in our net interest income under all interest rate scenarios reflects the expected repricing of local and out-of-area certificates of deposit during the next twelve months. Unlike interest rates on our floating rate loans that declined throughout the first nine months of 2001 as the prime rate declined, our certificates of deposit have fixed interest rates and only reprice at maturity. Throughout the remainder of 2001 and into 2002 we have a large volume of certificates of deposit that will mature and are expected to be refinanced at significantly lower interest rates.

In addition to changes in interest rates, the level of future net interest income is also dependent on a number of other variables, including the growth, composition and absolute levels of loans, deposits, and other earning assets and interest-bearing liabilities; economic and competitive conditions; potential changes in lending, investing and deposit gathering strategies; client preferences; and other factors.




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

11             Statement re Computation of Per Share Earnings



--------------------------------------------------------------------------------

                                   (Continued)

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 9, 2001.


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








--------------------------------------------------------------------------------

                                  EXHIBIT INDEX



EXHIBIT
NUMBER         DESCRIPTION
------         -----------

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



--------------------------------------------------------------------------------