Form 10-K
period 2001-12-31
MERCANTILE BANK CORP
filed 2002-03-11
CIK 1042729

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                  -------------

                                    FORM 10-K

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF
    1934
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001
                                       OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934
 For the transition period from __________________ to _________________________

                        Commission File Number 000-26719

                           MERCANTILE BANK CORPORATION
     -----------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                           MICHIGAN                                                        38-3360865
-----------------------------------------------------------------     ----------------------------------------------------
 (State or Other Jurisdiction of Incorporation or Organization)               (IRS Employer Identification Number)

            5650 BYRON CENTER AVENUE SW, WYOMING, MICHIGAN                                    49509
-----------------------------------------------------------------     ----------------------------------------------------
               (Address of Principal Executive Offices)                                     (Zip Code)

                                 (616) 406-3777
     -----------------------------------------------------------------------
               (Registrant's Telephone Number including area code)

           Securities Registered Pursuant to Section 12(b) of the Act:

                                      NONE
                                      ----

            Securities Registered Pursuant Section 12(g) of the Act:

                                  COMMON STOCK
                                  ------------
                                (Title of Class)

          9.60% CUMULATIVE PREFERRED SECURITIES, $10 LIQUIDATION AMOUNT
          -------------------------------------------------------------
                                (Title of Class)


         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such requirements for the
past 90 days. YES  X   NO
                 -----   -----

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. [ ]

         As of February 1, 2002, there were issued and outstanding 5,147,791 shares of the Registrant's Common Stock. The aggregate value of the voting stock held by non-affiliates (persons other than directors and executive officers) of the Registrant, computed by reference to the average of the closing bid and asked prices of the Common Stock as of February 1, 2002, $18.36, was approximately $86.2 million.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the 2002 Annual Meeting of Shareholders (Portions of Part III).

                                     PART I


ITEM 1. BUSINESS

THE COMPANY

         Mercantile Bank Corporation is a bank holding company under the Bank Holding Company Act of 1956, as amended (the "Bank Holding Company Act"). Unless the text clearly suggests otherwise, references to "us," "we," "our," or "the company" include Mercantile Bank Corporation and its wholly-owned subsidiaries. As a bank holding company, we are subject to regulation by the Federal Reserve Board. We were organized on July 15, 1997, under the laws of the State of Michigan, primarily for the purpose of holding all of the stock of Mercantile Bank of West Michigan ("our bank"), and of such other subsidiaries as we may acquire or establish. Our bank commenced business on December 15, 1997. MBWM Capital Trust I ("the trust"), a wholly-owned business trust subsidiary, was formed in September 1999. Mercantile Bank Mortgage Company ("our mortgage company"), a wholly-owned subsidiary of our bank, initiated business in October 2000. On February 7, 2002, Mercantile BIDCO, Inc. ("our BIDCO"), a wholly-owned subsidiary of our bank, was granted a license by the Michigan Office of Financial and Insurance Services to operate as a Michigan Business and Industrial Development Company under the Michigan BIDCO Act of 1986.

         To date we have raised capital from our initial public offering of common stock in October 1997, a public offering of common stock in July 1998, issuance of cumulative preferred securities in September 1999, three private placements of common stock during 2001 and a public offering of common stock in August 2001. Our expenses have generally been paid using the proceeds of the capital sales and dividends from our bank. Our principal source of future operating funds is expected to be dividends from our bank.

         We filed an election to become a financial holding company pursuant to Title I of the Gramm-Leach-Bliley Act and implementing Federal Reserve Board regulations which became effective March 23, 2000.

OUR BANK

         Our bank is a state banking company that operates under the laws of the State of Michigan, pursuant to a charter issued by the Michigan Office of Financial and Insurance Services. Our bank's deposits are insured to the maximum extent provided by the Federal Deposit Insurance Corporation ("FDIC"). Our bank's primary service area is the Kent and Ottawa County areas of West Michigan, which includes the City of Grand Rapids, the second largest city in the State of Michigan.

         Our bank, through its main office located at 216 North Division Avenue, Grand Rapids, Michigan, its combination branch and retail loan center located at 4613 Alpine Avenue, Comstock Park, Michigan, its combination branch and operations center located at 5610 Byron Center Avenue SW, Wyoming, Michigan, and its administration facility located at 5650 Byron Center Avenue SW, Wyoming, Michigan, provides commercial and retail banking services primarily to small- to medium-sized businesses based in and around Grand Rapids. Our bank makes secured and unsecured commercial, construction, mortgage and consumer loans, and accepts checking, savings and time deposits. Our bank owns three automated teller machines ("ATM") that participate in the MAC and NYCE regional network systems, as well as other ATM networks throughout the country. Our bank also enables customers to conduct certain loan and deposit transactions by telephone and personal computer. Courier service is provided to certain commercial customers, and safe deposit facilities are available at all locations. Our bank does not have trust powers. In December 2001, our bank entered into a joint brokerage services and marketing agreement with Raymond James Financial Services, Inc. to make available to its customers financial planning, retail brokerage, equity research, insurance and annuities, retirement planning, trust services and estate planning.

THE TRUST

         In 1999 we formed the trust, a Delaware business trust. The trust's business and affairs are conducted by its property trustee, a Delaware trustee, and three individual administrative trustees who are employees and officers of the company. The trust was established for the purpose of issuing and selling its preferred securities and common securities, and used the proceeds from the sales of those securities to acquire subordinated debentures issued by the company. Substantially all of the net proceeds received by the company from the transaction were contributed to our bank as capital. Additional information regarding the trust is incorporated by reference to "Note 14 - Trust Preferred Securities" and "Note 16 - Regulatory Matters" of the Consolidated Financial Statements included in this Annual Report on pages F-41 and F-42.

OUR MORTGAGE COMPANY

         Our mortgage company commenced operations on October 24, 2000 when our bank contributed most of its residential mortgage loan portfolio and participation interests in certain commercial mortgage loans to our mortgage company. On the same date our bank also transferred its residential mortgage origination function to our mortgage company. Mortgage loans originated and held by our mortgage company are serviced by our bank pursuant to a servicing agreement.

OUR BIDCO

         Our BIDCO was granted a license by the Michigan Office of Financial and Insurance Services on February 7, 2002, to operate our BIDCO as a Michigan Business and Industrial Development Company. Our BIDCO, a non-depository Michigan financial institution, offers equipment lease financing, asset based loans, junior debt facilities and other financing where equity features may be part of the facility pricing.

EFFECT OF GOVERNMENT MONETARY POLICIES

         Our earnings are affected by domestic economic conditions and the monetary and fiscal policies of the United States government, its agencies, and the Federal Reserve Board. The Federal Reserve Board's monetary policies have had, and will likely continue to have, an important impact on the operating results of commercial banks through its power to implement national monetary policy in order to, among other things, curb inflation or avoid a recession. The policies of the Federal Reserve Board have a major effect upon the levels of bank loans, investments and deposits through its open market operations in United States government securities, and through its regulation of, among other things, the discount rate on borrowings of member banks and the reserve requirements against member bank deposits. Our bank maintains reserves directly with the Federal Reserve Bank of Chicago to the extent required by law. It is not possible to predict the nature and impact of future changes in monetary and fiscal policies.

REGULATION AND SUPERVISION

         As a bank holding company under the Bank Holding Company Act, we are required to file an annual report with the Federal Reserve Board and such additional information as the Federal Reserve Board may require. We are also subject to examination by the Federal Reserve Board.

         The Bank Holding Company Act limits the activities of bank holding companies that have not qualified as financial holding companies to banking and the management of banking organizations, and to certain non-banking activities. These non-banking activities include those activities that the Federal Reserve Board found, by order or regulation as of the day prior to enactment of the Gramm-Leach-Bliley Act, to be so closely related to banking or managing or controlling banks as to be a proper incident to those activities. These non-banking activities include, among other things: operating a mortgage company, finance company, credit card company or factoring company; performing certain data processing operations; providing certain investment and financial advice; acting as an insurance agent for certain types of credit-related insurance; leasing property on a full-payout, nonoperating basis; and providing discount securities brokerage services for customers. With the exception of the respective activities of our mortgage company and our BIDCO discussed above, neither we nor any of our subsidiaries engages in any of the foregoing non-banking activities. Neither we nor any of our subsidiaries currently engage in any other activity previously listed.

         In March 2000, our election to become a financial holding company, as permitted by the Gramm-Leach-Bliley Act, was accepted by the Federal Reserve Board. In order to continue as a financial holding company, we and our bank must satisfy certain statutory requirements regarding capitalization, management, and compliance with the Community Reinvestment Act. As a financial holding company, we are permitted to engage in a broader range of activities than are permitted to bank holding companies.

         Those expanded activities include any activity which the Federal Reserve Board (in certain instances in consultation with the Department of the Treasury) determines, by order or regulation, to be financial in nature or incidental to such financial activity, or to be complementary to a financial activity and not to pose a substantial risk to the safety or soundness of depository institutions or the financial system generally. Such expanded activities include, among others: insuring, guaranteeing, or indemnifying against loss, harm, damage, illness disability or death, or issuing annuities, and acting as principal, agent, or broker for such purposes; providing financial, investment, or economic advisory services, including advising a mutual fund; and underwriting, dealing in, or making a market in securities. Neither we nor our subsidiaries has any plans to engage in any such expanded activity.

         Our bank is subject to certain restrictions imposed by federal law and regulation. These restrictions apply to any extension of credit to us or to our other subsidiaries, to investments in stock or other securities that we issue, to the taking of such stock or securities as collateral for loans to any borrower, and to acquisitions of assets or services from, and sales of certain types of assets to, us or our other subsidiaries. Federal law prevents us from borrowing from our bank unless the loans are secured in designated amounts with specified forms of collateral.

         With respect to the acquisition of banking organizations, we are generally required to obtain the prior approval of the Federal Reserve Board before we can acquire all or substantially all of the assets of any bank, or acquire ownership or control of any voting shares of any bank, if, after such acquisition, we would own or control more than 5% of the voting shares of the bank. Acquisitions across state lines are subject to certain state and Federal Reserve Board restrictions.

EMPLOYEES

         As of December 31, 2001, we and our bank employed 81 full-time and 25 part-time persons. Management believes that relations with employees are good.

LOAN POLICY

         As a routine part of our business, we make loans to businesses and individuals located within our market area. Our loan policy states that the function of the lending operation is twofold: to provide a means for the investment of funds at a profitable rate of return with an acceptable degree of risk, and to meet the credit needs of the creditworthy businesses and individuals who are our customers. We recognize that in the normal business of lending, some losses on loans will be inevitable and should be considered a part of the normal cost of doing business.

         Our loan policy anticipates that priorities in extending loans will be modified from time to time as interest rates, market conditions and competitive factors change. The policy sets forth guidelines on a nondiscriminatory basis for lending in accordance with applicable laws and regulations. The policy describes various criteria in granting loans, including the ability to pay; the character of the customer; evidence of financial responsibility; purpose of the loan; knowledge of collateral and its value; terms of repayment; source of repayment; payment history; and economic conditions.

         The loan policy further limits the amount of funds that may be loaned against specified types of real estate collateral. For certain loans secured by real estate, the policy requires an appraisal of the property offered as collateral by a state certified independent appraiser. The policy also provides general guidelines for loan to value limits for other types of collateral, such as accounts receivable and machinery and equipment. In addition, the loan policy provides general guidelines as to environmental analysis, loans to employees, executive officers and directors, problem loan identification, maintenance of an allowance for loan losses, loan review and grading, mortgage and consumer lending, and other matters relating to our lending practices.

         The Board of Directors has delegated significant lending authority to officers of our bank. The Board of Directors believes this empowerment, supported by our strong credit culture and the significant experience of our commercial lending staff, makes us responsive to our customers. The loan policy currently specifies lending authority for certain officers up to $1.0 million, and $6.0 million for our bank's Chairman of the Board and its President and Chief Executive Officer; however, the $6.0 million lending authority is used only in rare circumstances where timing is of the essence. Generally, loan requests exceeding $2.5 million require approval by the Officers Loan Committee, and loan requests exceeding $3.0 million, up to the legal lending limit of approximately $19.0 million, require approval by the Board of Directors. In most circumstances we apply an in-house lending limit that is significantly less than our bank's legal lending limit.

LENDING ACTIVITY

         Commercial Loans. Our commercial lending group originates commercial loans primarily in our market area. Commercial loans are originated by eight lenders, with over 110 years of combined commercial lending experience. Loans are originated for general business purposes, including working capital, accounts receivable financing, machinery and equipment acquisition, and commercial real estate financing including new construction and land development.

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

         We evaluate many aspects of a commercial loan transaction in order to minimize credit and interest rate risk. Underwriting includes an assessment of the management, products, markets, cash flow, capital, income and collateral. This analysis includes a review of the borrower's historical and projected financial results. Appraisals are generally required by certified independent appraisers where real estate is the primary collateral, and in some cases, where equipment is the primary collateral. In certain situations, for creditworthy customers, we may accept title reports instead of requiring lenders' policies of title insurance.

         Commercial real estate lending involves more risk than residential lending because loan balances are greater and repayment is dependent upon the borrower's business operations. We attempt to minimize the risks associated with these transactions by generally limiting our commercial real estate lending to owner-operated properties of well-known customers or new customers whose businesses have an established profitable history. In many cases, risk is further reduced by limiting the amount of credit to any one borrower to an amount considerably less than our legal lending limit and avoiding certain types of commercial real estate financings.

         We have no material foreign or agricultural loans, and no material loans to energy producing customers.

         Single-Family Residential Real Estate Loans. Our mortgage company originates single-family residential real estate loans in our market area, usually according to secondary market underwriting standards. Loans not conforming to those standards are made in limited circumstances. Single-family residential real estate loans provide borrowers with a fixed or adjustable interest rate with terms up to 30 years.

         Our bank has a home equity line of credit program. Home equity credit is generally secured by either a first or second mortgage on the borrower's primary residence. The program provides revolving credit at a rate tied to the national prime rate.

         Consumer Loans. We originate consumer loans for a variety of personal financial needs, including new and used automobiles, boat loans, credit cards and overdraft protection for our checking account customers. Consumer loans generally have shorter terms and higher interest rates and usually involve more credit risk than single-family residential real estate loans because of the type and nature of the collateral.

         While we do not utilize a formal credit scoring system, management believes our consumer loans are underwritten carefully, with a strong emphasis on the amount of the down payment, credit quality, employment stability and monthly income of the borrower. These loans are generally repaid on a monthly repayment schedule with the source of repayment tied to the borrower's periodic income. In addition, consumer lending collections are dependent on the borrower's continuing financial stability, and are thus likely to be adversely affected by job loss, illness and personal bankruptcy. In many cases, repossessed collateral for a defaulted consumer loan will not provide an adequate source of repayment of the outstanding loan balance because of depreciation of the underlying collateral.

         Management believes that the generally higher yields earned on consumer loans compensate for the increased credit risk associated with such loans and that consumer loans are important to our efforts to serve the credit needs of the communities and customers that we serve.

LOAN PORTFOLIO QUALITY

         We utilize a comprehensive loan grading system for our commercial loans as well as residential mortgage and consumer loans. Administered as part of the loan review program, all commercial loans are graded on an eight grade rating system. The rating system utilizes a standardized grade paradigm that analyzes several critical factors such as cash flow, management and collateral coverage. All commercial loans are graded at inception and later at various intervals. Residential mortgage and consumer loans are graded on a four grade rating system using a separate standardized grade paradigm that analyzes several critical factors such as debt-to-income and credit and employment histories. Residential mortgage and consumer loans are generally only graded once after the loans are made.

         Our independent loan review program is primarily responsible for the administration of the loan grading systems and ensuring adherence to established loan policies and procedures. The loan review program is an integral part of maintaining our strong asset quality culture. The loan review function works closely with senior management, although it functionally reports to the Board of Directors. All commercial loan relationships exceeding $1 million are formally reviewed at least annually. Watch list credits are formally reviewed monthly. Credits between $0.5 million and $1.0 million are formally reviewed every two years, with a random sampling performed on credits under $0.5 million.

         Loans are placed in a nonaccrual status when, in the opinion of management, uncertainty exists as to the ultimate collection of principal and interest. For the year ended December 31, 2001, loans placed in nonaccrual status totaled $1.4 million, or 0.24% of total loans. At December 31, 2001, there were no other significant loans where known information about credit problems of borrowers causes management to have serious doubts as to the ability of the borrower to comply with present loan repayment terms. Management is not aware of any potential problem loans that could have a material adverse effect on our operating results, liquidity, or capital resources.

         Additional detail and information relative to the loan portfolio is incorporated by reference to Management's Discussion and Analysis of Financial Condition and Results of Operation ("Management's Discussion and Analysis") beginning on Page F-4 and Note 3 of the Consolidated Financial Statements on pages F-32 and F-33 included in this Annual Report.

ALLOWANCE FOR LOAN LOSSES

         In each accounting period, the allowance for loan losses is adjusted by management to the amount management believes is necessary to maintain the allowance for loan losses at adequate levels. Through its loan review and credit departments, management attempts to allocate specific portions of the allowance for loan losses based on specifically identifiable problem loans. Management's evaluation of the allowance for loan losses is further based on, but not limited to, consideration of internally prepared calculations based upon the experience of senior management and lending staff making similar loans in the same community over the past 15 years, composition of the loan portfolio, third party analysis of the loan administration processes and loan portfolio and general economic conditions. In addition, our bank's status as a relatively new banking organization, the rapid loan growth since inception and commercial loan emphasis is taken into account. Management believes that the present allowance for loan losses is adequate, based on the broad range of considerations listed above.

         The primary risks associated with commercial loans are the financial condition of the borrower, the sufficiency of collateral, and lack of timely payment. Management has a policy of requesting and reviewing periodic financial statements from its commercial loan customers, and periodically reviews existence of collateral and its value. The primary risk element considered by management with respect to each consumer and residential real estate loan is lack of timely payment. Management has a reporting system that monitors past due loans and has adopted policies to pursue its creditor's rights in order to preserve our bank's collateral position.

         Additional detail regarding the allowance for loan losses is incorporated by reference to Management's Discussion and Analysis beginning on Page F-4 and Note 3 of the Consolidated Financial Statements of the Company on pages F-32 and F-33 included in this Annual Report.

         Although management believes that the allowance for loan losses is adequate to absorb losses as they arise, there can be no assurance that we will not sustain losses in any given period which could be substantial in relation to, or greater than, the size of the allowance for loan losses.

INVESTMENTS

         Our principal investments are our investment in the common stock of our bank and the common securities of the trust. Our funds may be invested from time to time in various debt instruments, including obligations of or guaranteed by the United States, general obligations of a state or political subdivision or an agency of a state or political subdivision, banker's acceptances or certificates of deposit of United States commercial banks, or commercial paper of United States issuers rated in the highest category by a nationally-recognized investment rating service. We are permitted to make unlimited portfolio investments in equity securities and to make equity investments in subsidiary corporations engaged in certain non-banking activities which may include real estate-related activities such as mortgage banking, community development, real estate appraisals, arranging equity financing for commercial real estate, and owning and operating real estate used substantially by our bank or acquired for its future use. However, we have no present plans to make any of these equity investments. Our Board of Directors may alter the investment policy at any time without shareholder approval.

         Our bank may invest its funds in a wide variety of debt instruments and may participate in the federal funds market with other depository institutions. Subject to certain exceptions, our bank is prohibited from investing in equity securities. Under one such exception, in certain circumstances and with the prior approval of the FDIC, our bank could invest up to 10% of its total assets in the equity securities of a subsidiary corporation engaged in the acquisition and development of real property for sale, or the improvement of real property by construction or rehabilitation of residential or commercial units for sale or lease. Our bank has no present plans to make such an investment. Real estate acquired by our bank in satisfaction of or foreclosure upon loans may be held by our bank. Our bank is also permitted to invest in such real estate as is necessary for the convenient transaction of its business. Our bank's Board of Directors may alter the investment policy without shareholder approval at any time.

         Additional detail and information relative to the securities portfolio is incorporated by reference to Management's Discussion and Analysis beginning at Page F-4 and Note 2 of the Consolidated Financial Statements on pages F-31 and F-32 included in this Annual Report.

COMPETITION

         Our primary market area for loans and core deposits is the Kent and Ottawa Counties of western Michigan, which includes the City of Grand Rapids, the second largest city in the State of Michigan. We face substantial competition in all phases of our operations from a variety of different competitors. We compete for deposits, loans and other financial services from numerous Michigan-based and out-of-state banks, savings banks, thrifts, credit unions and other financial institutions as well as from other entities that provide financial services. Some of the financial institutions and financial service organizations with which we compete are not subject to the same degree of regulation as we are. Many of our primary competitors have been in business for many years, have established customer bases, are larger, have substantially higher lending limits than we do, and offer branch networks and other services which we do not. Most of these same entities have greater capital resources than we do, which, among other things, may allow them to price their services at levels more favorable to the customer and to provide larger credit facilities than we do. Under the Gramm-Leach-Bliley Act, effective March 11, 2000, securities firms and insurance companies that elect to become financial holding companies may acquire banks and other financial institutions. The Gramm-Leach-Bliley Act may significantly change the competitive environment in which we conduct our business. The financial services industry is also likely to become more competitive as further technological advances enable more companies to provide financial services.

SELECTED STATISTICAL INFORMATION

         Management's Discussion and Analysis beginning at Page F-4 in this Annual Report includes selected statistical information.

RETURN ON EQUITY AND ASSETS

         Return on Equity and Asset information is included in Management's Discussion and Analysis beginning at Page F-4 in this Annual Report.

ITEM 2.  PROPERTIES

         Our bank leases a one story building in downtown Grand Rapids, Michigan for use as its main office. This building is of masonry construction and has approximately 11,000 square feet of usable space with on-site parking. The lease for this facility, which commenced in 1997, has an initial term of ten years and our bank has four, five-year renewal options. The address of this facility is 216 North Division Avenue, and is located in downtown Grand Rapids.

         Our bank designed and constructed a full service branch and retail loan facility in Alpine Township, a northwest suburb of Grand Rapids, which opened in July of 1999. The facility is one story, of masonry construction, and has approximately 8,000 square feet of usable space. The land and building is owned by our bank. The facility has multiple drive-through lanes and ample parking space. The address of this facility is 4613 Alpine Avenue NW, Comstock Park, Michigan.

         During 2001 our bank designed and constructed two facilities on a 4-acre parcel of land located in the City of Wyoming, a southwest suburb of Grand Rapids. The land had been purchased by our bank in 2000. The larger of the two buildings is a full service branch and operations facility opened in September of 2001. The facility is two-stories, of masonry construction, and has approximately 25,000 square feet of usable space. The facility is owned by our bank, and has multiple drive-through lanes and ample parking space. The address of this facility is 5610 Byron Center Avenue SW, Wyoming, Michigan. The other building, a single-story facility of masonry construction with approximately 7,000 square feet of usable space, accommodates the administration function. This facility is also owned by the bank. The address is 5650 Byron Center Avenue SW, Wyoming, Michigan.

         During 2001 our bank purchased approximately two acres of land in the City of Kentwood, a southeast suburb of Grand Rapids. Our bank is in the initial process of designing and constructing a branch facility on this property. It is expected that the branch facility will consist of approximately 7,000 square feet of usable space and contain multiple drive-thru lanes. Anticipated opening date is late 2002. The address is 4860 Broadmoor, Kentwood, Michigan.

         During 2001 our bank signed an option to purchase approximately 1.5 acres of land in the northeast quadrant of the City of Grand Rapids. Subject to pending due diligence and zoning changes, our bank plans to design and construct a branch facility on this property. The branch facility would likely consist of about 3,500 square feet of usable space and contain multiple drive-thru lanes. Anticipated opening date would be in 2003. The property is located near the intersection of Knapp Street and East Beltline.


ITEM 3. LEGAL PROCEEDINGS

         From time to time, we may be involved in various legal proceedings that are incidental to our business. In the opinion of management, we are not a party to any current legal proceedings that are material to our financial condition, either individually or in the aggregate.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None

EXECUTIVE OFFICERS OF THE REGISTRANT

            Name and Position                                           Age

Gerald R. Johnson, Jr.                                                   55
  Chairman of the Board and Chief
  Executive Officer

Michael H. Price                                                         45
  President and Chief Operating
  Officer

Robert B. Kaminski                                                       40
  Senior Vice President and
  Secretary

Charles E. Christmas                                                     36
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


                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         Our Common Stock is quoted on the Nasdaq National Market under the symbol MBWM. At February 1, 2002, there were 153 record holders of our common stock. In addition, we estimate that there were approximately 3,000 beneficial owners of our common stock who own their shares through brokers or banks.

         The following table shows the high and low bid prices by quarter during 2001 and 2000 as reported by the Nasdaq National Market. The quotations do not include retail mark-up, mark-down or commission, but have been adjusted for the 5% stock dividends paid on February 1, 2002 and 2001.

                                   BID PRICES

                                                                                          HIGH      LOW
                                                                                          ----      ---
CALENDAR YEAR 2001
First Quarter.............................................................................$15.24  $10.95
Second Quarter............................................................................$16.71  $14.06
Third Quarter.............................................................................$18.38  $14.30
Fourth Quarter............................................................................$17.00  $15.25

CALENDAR YEAR 2000
First Quarter.............................................................................$11.79   $9.07
Second Quarter.............................................................................$9.98   $8.39
Third Quarter.............................................................................$11.22   $8.50
Fourth Quarter............................................................................$11.79  $10.09

         On January 7, 2002, we declared a 5% stock dividend on our common stock, payable on February 1, 2002 to record holders as of January 18, 2002. The stock dividend increased the number of common shares outstanding from 4,902,702 to 5,147,791. We have not paid cash dividends on our common stock since our formation in 1997, and currently have no intention of doing so in the foreseeable future. We are a holding company and substantially all of our assets are held by our subsidiaries. Our ability to pay dividends to our shareholders, if we determine in the future to do so, will depend primarily on our bank's ability to pay dividends to us. Dividend payments and extensions of credit to us from our bank are subject to legal and regulatory limitations, generally based on capital levels and current and retained earnings imposed by law and regulatory agencies with authority over our bank. The ability of our bank to pay dividends is also subject to its profitability, financial condition, capital expenditures and other cash flow requirements. In addition, under the terms of our 9.60% junior subordinated debentures due 2029, we would be precluded from paying dividends on our common stock if we were in default under the debentures and did not take reasonable steps to sure the default, if we exercised our right to defer payments of interest on the debentures, or if certain related defaults occurred.

         During 2001 we completed three unregistered sales of our common stock. In February 2001, we completed a privately negotiated sale of 70,000 shares of our common stock to a small number of individuals residing in the Grand Rapids, Michigan area for cash. The sale generated approximately $1.0 million in capital, net of transaction costs. In March 2001, we completed a private placement of 446,600 shares of our common stock for cash through the investment banking firm Stifel, Nicolaus & Company. The sale generated approximately $6.7 million, net of transaction costs which included a placement fee of about $0.3 million to Stifel, Nicolaus & Company. The 446,600 shares of common stock were subsequently registered in April 2001. In December 2001, we completed a privately negotiated sale of 180,000 shares of our common stock to a small number of individuals residing in the Grand Rapids, Michigan area for cash. The purchasers included a member of our Board of Directors and members of his family, an organizer of our bank and several other local residents. The sale generated approximately $3.1 million in capital, net of transaction costs. Each of the purchasers in the offerings was believed to be an accredited investor under Regulation D of the Securities Act of 1933. Each of the sales was made in reliance upon an exemption from registration under Rule 506 of Regulation D or
Section 4(2) under the Securities Act of 1933.


ITEM 6. SELECTED FINANCIAL DATA

         The Selected Financial Data on page F-3 in this Annual Report is incorporated here by reference.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

         Management's Discussion and Analysis on pages F-4 through F-21 in this Annual Report is incorporated here by reference.


ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The information under the heading "Market Risk Analysis" on pages F-19 through F-21 in this Annual Report is incorporated here by reference.


ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The Consolidated Financial Statements, Notes to Consolidated Financial Statements and the Report of Independent Public Accountants on pages F-22 through F-45 in this Annual Report are incorporated here by reference.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None

                                    PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The information listed under the captions "Information about Directors, Nominees and Executive Officers" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the definitive Proxy Statement of Mercantile for its April 18, 2002 Annual Meeting of Shareholders (the "Proxy Statement"), a copy of which will be filed with the Securities and Exchange Commission before the meeting date, is incorporated here by reference.


ITEM 11. EXECUTIVE COMPENSATION

         The information presented under the captions "Summary Compensation Table," "Options Granted in 2001," "Aggregated Stock Option Exercises in 2001 and Year End Option Values" and "Employment Agreements" and in the last paragraph under the caption "Board of Director Meetings and Committees", in the Proxy Statement is incorporated here by reference.


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

                                     PART IV


ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) (1) Financial Statements. The following financial statements and report of independent public accountants of Mercantile Bank Corporation and its subsidiaries are filed as part of this report:

         Report of Independent Public Accountants dated January 18, 2002

         Consolidated Balance Sheets --- December 31, 2001 and 2000

         Consolidated Statements of Income for each of the three years in the period ended December 31, 2001

         Consolidated Statements of Changes in Shareholders' Equity for each of the three years in the period ended December 31, 2001

         Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 2001

         Notes to Consolidated Financial Statements

         The financial statements, the notes to financial statements, and the report of independent public accountants listed above are incorporated by reference in Item 8 of this report.

     (2) Financial Statement Schedules

         Not applicable

(b)      Reports on Form 8-K

         We have not filed any reports on Form 8-K during the last quarter of the period covered by this Report.

(c)      Exhibits:

    EXHIBIT NO.                         EXHIBIT DESCRIPTION

       3.1 Our Articles of Incorporation are incorporated by reference to exhibit 3.1 of our Registration Statement on Form SB-2 (Commission File no. 333-33081) that became effective on October 23, 1997

       3.2 Our Bylaws are incorporated by reference to exhibit 3.2 of our Registration Statement on Form SB-2 (Commission File No. 333-33081) that became effective on October 23, 1997

      10.1 Our 1997 Employee Stock Option Plan is incorporated by reference to exhibit 10.1 of our Registration Statement on Form SB-2 (Commission File No. 333-33081) that became effective on October 23, 1997 (management contract or compensatory plan)

      10.2 Lease Agreement between our bank and Division Avenue Partners, L.L.C. dated August 16, 1997, is incorporated by reference to exhibit 10.2 of our Registration Statement on Form SB-2 (Commission File No. 333-33081) that became effective October 23, 1997

      10.3 Agreement between Fiserve Solution, Inc. and our bank dated September 10, 1997, is incorporated by reference to exhibit 10.3 of our Registration Statement on Form SB-2 (Commission File No. 333-33081) that became effective on October 23, 1997.

      10.4 Agreement between our bank and Visser Brothers Construction Inc. dated November 16, 1998, on modified Standard Form of Agreement Between Owner and Construction Manager where the Construction Manager is also the Constructor, is incorporated by reference to exhibit 10.4 of our Annual Report on Form 10-KSB for the fiscal year ended December 31, 1998 (Commission File
                        No. 333-33081)

      10.5 Employment Agreement among Gerald R. Johnson, Jr., the company and our bank dated December 1, 1998, is incorporated by reference to Exhibit 10.4 of our Annual Report on Form 10-KSB for the fiscal year ended December 31, 1998 (Commission File No. 333-33081) (management contract or compensatory plan)

      10.6 Employment Agreement among Michael H. Price, the company and our bank dated December 1, 1998, is incorporated by reference to Exhibit 10.5 of our Annual Report on Form 10-KSB for the fiscal year ended December 31, 1998 (Commission File No. 333-33081) (management contract or compensatory plan)

      10.7 Mercantile Bank of West Michigan Deferred Compensation Plan for Members of the Board of Directors (1999) is incorporated by reference to Exhibit 10.6 of the Registration Statement of the company and our trust on Form SB-2 (Commission File Nos. 333-84313 and 333-84313-01) that became effective on September 13, 1999.

      10.8 Subordinated Indenture dated as of September 17, 1999 between the company and Wilmington Trust Company, as Trustee, relating to 9.60% Junior Subordinated Debentures due 2029 is incorporated by reference to
                        Exhibit 4.1 of the Registration Statement of the company and our trust on Form SB-2 (Commission File Nos. 333-84313 and 333-84313-01) that become effective on September 13, 1999)

    EXHIBIT NO.                         EXHIBIT DESCRIPTION

      10.9 Amended and Restated Trust Agreement dated as of September 17, 1999 among the company, as depositor, Wilmington Trust Company, as Property Trustee, Wilmington Trust Company, as Delaware Trustee, and the Administrative Trustees is incorporated by reference to
                        Exhibit 4.5 of the Registration Statement of the company and our trust on Form SB-2 (Commission File Nos. 333-84313 and 333-84313-01) that became effective on September 13, 1999

      10.10 Preferred Securities Guarantee Agreement between the company and Wilmington Trust Company dated September 17, 1999, is incorporated by reference to Exhibit 4.7 of the Registration Statement of the company and our trust on Form SB-2 (Commission File Nos. 333-84313 and 333-84313-01) that became effective on September 13, 1999

      10.11 Agreement as to Expenses and Liabilities dated as of September 17, 1999, between the company and our trust (included as Exhibit D to Exhibit 10.9)

      10.12 Amended and Restated Employment Agreement dated as of December 31, 1999, among the company, our bank and Gerald R. Johnson, Jr., is incorporated by reference to exhibit 10.12 of our Form 10-KSB for the fiscal year ended December 31, 1999 (Commission File No. 000-26719) (management contract or compensatory plan)

      10.13 Amended and Restated Employment Agreement dated as of December 31, 1999, among the company, our bank and Michael H. Price, is incorporated by reference to exhibit 10.13 of our Form 10-KSB for the fiscal year ended December 31, 1999 (Commission File No. 000-26719) (management contract or compensatory plan)

      10.14 Mercantile Bank Corporation 2000 Employee Stock Option Plan, approved by the shareholders at the annual meeting on April 20, 2000, is incorporated by reference to exhibit 10.14 of our Form 10-K for the fiscal year ended December 31, 2000 (Commission File No. 000-26719)

      10.15 Extension Agreement of Data Processing Contract between Fiserve Solution, Inc. and our bank dated May 12, 2000 extending the agreement between Fiserve Solution, Inc. and our bank dated September 10, 1997, is incorporated by reference to exhibit 10.15 of our Form 10-K for the fiscal year ended December 31, 2000 (Commission File No. 000-26719)

      10.16 Amended and Restated Employment Agreement dated as of October 12, 2000, among the company, our bank and Gerald
                        R. Johnson, Jr., is incorporated by reference to exhibit
                        10.16 of our Form 10-K for the fiscal year ended December 31, 2000 (Commission File No. 000-26719) (management contract or compensatory plan)

      10.17 Amended and Restated Employment Agreement dated as of October 12, 2000, among the company, our bank and Michael H. Price, is incorporated by reference to exhibit 10.17 of our Form 10-K for the fiscal year ended December 31, 2000 (Commission File No. 000-26719) (management contract or compensatory plan)

      10.18 Employment Agreement dated as of October 12, 2000, among the company, our bank and Robert B. Kaminski, is incorporated by reference to exhibit 10.18 of our Form 10-K for the fiscal year ended December 31, 2000 (Commission File No. 000-26719) (management contract or compensatory plan)

      10.19 Employment Agreement dated as of October 12, 2000, among the company, our bank and Charles E. Christmas, is incorporated by reference to exhibit 10.19 of our Form 10-K for the fiscal year ended December 31, 2000 (Commission File No. 000-26719) (management contract or compensatory plan)

    EXHIBIT NO.                         EXHIBIT DESCRIPTION

      10.20 Agreement between our bank and C.D. Barnes dated October 28, 2000, on Amendment to Standard Form of Agreement Between Owner and Construction Manager where the Construction Manager is also the Constructor, is incorporated by reference to exhibit 10.20 of our Form 10-K for the fiscal year ended December 31, 2000 (Commission File No. 000-26719)

      10.21 Amended and Restated Employment Agreement dated as of October 18, 2001, among the company, our bank and Gerald
                        R. Johnson, Jr. (management contract or compensatory plan)

      10.22 Amended and Restated Employment Agreement dated as of October 18, 2001, among the company, our bank and Michael H. Price (management contract or compensatory plan)

      10.23 Employment Agreement dated as of October 18, 2001, among the company, our bank and Robert B. Kaminski (management contract or compensatory plan)

      10.24 Employment Agreement dated as of October 18, 2001, among the company, our bank and Charles E. Christmas (management contract or compensatory plan)

         21             Subsidiaries of the company

         23             Consent of Independent Accountants



(d)      Financial Statements Not Included In Annual Report

         Not applicable

                           MERCANTILE BANK CORPORATION

                        CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2001 and 2000

                           MERCANTILE BANK CORPORATION

                        CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2001 and 2000






                                    CONTENTS






SELECTED FINANCIAL DATA..................................................    F-3

MANAGEMENT'S DISCUSSION AND ANALYSIS.....................................    F-4

REPORT OF INDEPENDENT AUDITORS...........................................   F-22


CONSOLIDATED FINANCIAL STATEMENTS

     CONSOLIDATED BALANCE SHEETS.........................................   F-23

     CONSOLIDATED STATEMENTS OF INCOME...................................   F-24

     CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY..........   F-25

     CONSOLIDATED STATEMENTS OF CASH FLOWS...............................   F-26

     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS..........................   F-27

                             SELECTED FINANCIAL DATA


                                                             2001           2000            1999           1998
                                                             ----           ----            ----           ----
                                                                    (In thousands except per share data)
CONSOLIDATED RESULTS OF OPERATIONS:

Interest income                                           $    44,619    $    36,835    $    22,767     $    10,168
Interest expense                                               28,201         24,560         13,330           5,629
                                                          -----------    -----------    -----------     -----------
Net interest income                                            16,418         12,275          9,437           4,539
Provision for loan losses                                       2,370          1,854          1,961           2,572
Noninterest income                                              1,879          1,192            847             488
Noninterest expense                                             9,454          7,515          5,888           3,564
                                                          -----------    -----------    -----------     -----------
Income (loss) before income tax expense and cumulative
   effect of change in accounting principle                     6,473          4,098          2,435         (1,109)
Income tax expense                                              1,990          1,303            292               0
                                                          -----------    -----------    -----------     -----------
Income (loss) before cumulative effect of change in
   accounting principle                                         4,483          2,795          2,143         (1,109)
Cumulative effect of change in accounting principle                 0              0           (42)               0
                                                          -----------    -----------    ----------      -----------
Net income (loss)                                         $     4,483    $     2,795    $     2,101     $   (1,109)
                                                          ===========    ===========    ===========     ==========

CONSOLIDATED BALANCE SHEET DATA:

Total assets                                              $   698,682    $   512,746    $   368,037     $   216,237
Cash and cash equivalents                                      19,938         18,102         13,650           6,456
Securities                                                     78,818         60,457         41,957          24,160
Loans, net of deferred loan fees                              587,248        429,804        308,006         184,745
Allowance for loan losses                                       8,494          6,302          4,620           2,765

Deposits                                                      569,077        425,740        294,829         171,998
Securities sold under agreements to repurchase                 36,485         32,151         26,607          17,038
Guaranteed preferred beneficial interests in the
   Corporation's subordinated debentures                       16,000         16,000         16,000               0
Shareholders' equity                                           71,463         31,854         27,968          26,701

CONSOLIDATED FINANCIAL RATIOS:

Return on average assets                                        0.74%          0.63%          0.71%         (0.86)%
Return on average shareholders' equity                          9.05%          9.48%          7.70%         (6.40)%

Nonperforming loans to loans                                    0.24%          0.02%          0.00%           0.00%
Allowance for loan losses to loans                              1.45%          1.47%          1.50%           1.50%

Tier 1 leverage capital                                        13.00%          8.59%         10.88%          13.83%
Tier 1 leverage risk-based capital                             13.00%          8.59%         10.64%          11.79%
Total risk-based capital                                       14.25%         10.97%         13.67%          13.01%

PER SHARE DATA:

Net Income (Loss):
     Basic before cumulative effect of change
         in accounting principle                          $      1.17    $      1.03    $      0.79     $    (0.52)
     Diluted before cumulative effect of change
         in accounting principle                                 1.15           1.02           0.78          (0.52)
     Basic                                                       1.17           1.03           0.77          (0.52)
     Diluted                                                     1.15           1.02           0.76          (0.52)

Book value at end of period                                     13.89          11.66          10.26            9.80
Dividends declared                                                 NA             NA             NA              NA

NA - Not Applicable

Note: 1997 data not meaningful as operations commenced on December 15, 1997.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


FORWARD-LOOKING STATEMENTS

The following discussion contains forward-looking statements that are based on management's beliefs, assumptions, current expectations, estimates and projections about the financial services industry, the economy, and about our company. Words such as "anticipates," "believes," "estimates," "expects," "forecasts," "intends," "is likely," "plans," "projects," variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions ("Future Factors") that are difficult to predict with regard to timing, extent, likelihood and degree of occurrence. Therefore, actual results and outcomes may materially differ from what may be expressed or forecasted in such forward-looking statements. We undertake no obligation to update, amend, or clarify forward-looking statements, whether as a result of new information, future events (whether anticipated or unanticipated), or otherwise.

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


INTRODUCTION

This Management's Discussion and Analysis should be read in conjunction with the consolidated financial statements contained herein. This discussion provides information about the consolidated financial condition and results of operations of Mercantile Bank Corporation and its wholly-owned subsidiaries, Mercantile Bank of West Michigan ("our bank") and MBWM Capital Trust I ("the trust"), and of Mercantile Bank Mortgage Company ("our mortgage company"), a wholly-owned subsidiary of our bank. Unless the text clearly suggests otherwise, references to "us," "we," "our," or "the company" include Mercantile Bank Corporation and its wholly-owned subsidiaries referred to above.

We were incorporated on July 15, 1997 as a bank holding company to establish and own our bank. Our bank, after receiving all necessary regulatory approvals, began operations on December 15, 1997. Our bank has a strong commitment to community banking and offers a wide range of financial products and services, primarily to small- to medium-sized businesses, as well as individuals. Our bank's lending strategy focuses on commercial lending, and, to a lesser extent, residential mortgage and consumer lending. Our bank also offers a broad array of deposit products, including checking, savings, money market, and certificates of deposit, as well as security repurchase agreements. Our bank's primary market area is the Kent and Ottawa County areas of West Michigan, which includes the City of Grand Rapids, the second largest city in the State of Michigan. Our bank utilizes certificates of deposit from customers located outside of the primary market area to assist in funding the rapid asset growth our bank has experienced since inception.

The trust, a business trust subsidiary of the company, was incorporated in 1999 for the purpose of issuing 1.6 million shares of 9.60% Cumulative Preferred Securities ("trust preferred securities") at $10.00 per trust preferred security. The proceeds from the September 1999 sale were used by the trust to purchase an equivalent amount of subordinated debentures of the company. The company, in turn, used a majority of the proceeds from the issuance of the subordinated debentures for a capital contribution to our bank. The only significant asset of the trust is the subordinated debenture of the company and the only significant liability of the trust is the trust preferred securities. The trust preferred securities are carried on the company's consolidated balance sheet as a liability and the interest expense is recorded on the company's consolidated statement of income.

Our mortgage company, formed to increase the profitability and efficiency of the company's mortgage loan operations, initiated business on October 24, 2000 from our bank's contribution of most of its residential mortgage loan portfolio and participation interests in certain commercial mortgage loans to our mortgage company. On the same date our bank also transferred its residential mortgage origination function to our mortgage company. Mortgage loans originated and held by our mortgage company are serviced by our bank pursuant to a servicing agreement.

On February 7, 2002 Mercantile BIDCO, Inc. ("our BIDCO"), a wholly-owned subsidiary of our bank, was granted a license by the Michigan Office of Financial and Insurance Services to operate as a Michigan Business and Industrial Development Company. Our BIDCO, a non-depository Michigan financial institution, offers equipment lease financing, asset based loans, junior debt facilities and other financing where equity features may be part of the facility pricing.

FINANCIAL CONDITION

We continued to experience significant asset growth during 2001. Assets increased from $512.7 million on December 31, 2000 to $698.7 million on December 31, 2001. This represents an increase in total assets of $186.0 million, or 36.3%. The increase in total assets was primarily comprised of a $155.3 million increase in net loans and an $18.4 million increase in securities. The increase in assets was primarily funded by a $143.3 million increase in deposits and a $39.6 million increase in shareholders' equity.

EARNING ASSETS
Average earning assets equaled over 96.4% of average total assets during 2001. Although we experienced significant asset growth during 2001, the asset composition remained relatively constant. The loan portfolio continued to comprise a majority of earning assets, followed by securities, federal funds sold, and short-term investments.

Our loan portfolio, which equaled 86.1% of average earnings assets during 2001, is primarily comprised of commercial loans. Constituting 92.2% of average loans and growing by $150.2 million during 2001, the commercial loan portfolio represents loans to business interests generally located within our market area. Approximately 62% of the commercial loan portfolio is primarily secured by real estate properties, with the remaining generally secured by other business assets such as accounts receivable, inventory, and equipment. The continued significant concentration of the loan portfolio in commercial loans and the rapid growth of this portion of our lending business is consistent with our strategy of focusing a substantial amount of our efforts on "wholesale" banking. Corporate and business lending continues to be an area of expertise for our senior management team, and our eight commercial lenders have over 110 years of combined commercial lending experience. Of each of the loan categories that we originate, commercial loans are most efficiently originated and managed, thus limiting overhead costs by necessitating the attention of fewer full-time employees. Our commercial lending business generates the greatest amount of local deposits and is virtually our only source of significant demand deposits.

Residential mortgage and consumer lending, while averaging only 7.8% of average loans during 2001, also experienced excellent growth; however, while we expect the residential mortgage loan and consumer loan portfolios to increase in future periods, given our wholesale banking strategy, the commercial sector of the lending efforts and resultant assets are expected to remain the dominant loan portfolio category.

The following tables present the maturity of total loans outstanding, as of December 31, 2001, according to scheduled repayments of principal on fixed rate loans and repricing frequency on variable rate loans.

                                                         0-1              1-5          After 5
                                                        Year             Years          Years             Total
                                                        ----             -----          -----             -----
   Construction and land development             $    51,316,000  $     11,194,000  $     200,000  $     62,710,000
   Real estate - secured by 1-4 family
      properties                                      16,532,000        15,748,000      8,748,000        41,028,000
   Real estate - secured by multi-family
      properties                                         737,000           370,000              0         1,107,000
   Real estate - secured by nonfarm
     nonresidential properties                        80,958,000       185,463,000      3,434,000       269,855,000
   Commercial                                        123,779,000        76,944,000      5,116,000       205,839,000
   Consumer                                            2,773,000         3,865,000         71,000         6,709,000
                                                 ---------------  ----------------  -------------  ----------------

                                                 $   276,095,000  $    293,584,000  $  17,569,000  $    587,248,000
                                                 ===============  ================  =============  ================



   Fixed rate loans                              $    27,078,000  $    293,376,000  $  17,569,000  $    338,023,000
   Floating rate loans                               249,017,000           208,000              0       249,225,000
                                                 ---------------  ----------------  -------------  ----------------

                                                 $   276,095,000  $    293,584,000  $  17,569,000  $    587,248,000
                                                 ===============  ================  =============  ================

Our credit policies establish guidelines to manage credit risk and asset quality. These guidelines include loan review and early identification of problem loans to provide effective loan portfolio administration. The credit policies and procedures are meant to minimize the risk and uncertainties inherent in lending. In following these policies and procedures, we must rely on estimates, appraisals and evaluations of loans and the possibility that changes in these could occur quickly because of changing economic conditions. Identified problem loans, which exhibit characteristics (financial or otherwise) that could cause the loans to become nonperforming or require restructuring in the future, are included on the internal "Watch List." Senior management reviews this list regularly.

The quality of our loan portfolio remains strong, with past due loans and net loan charge-offs well below banking industry averages during 2001. As of December 31, 2001, past due loans and nonaccrual loans totaled $1.4 million, or 0.24% of total loans. Net loan charge-offs during 2001 totaled $178,000, or 0.04% of average total loans. During 2000 net loan charge-offs equaled 0.05% of average total loans. We believe we have instilled a strong credit culture within our lending departments as it pertains to the underwriting and administration processes, which in part is reflected in our delinquency and loan charge-off ratios. Over 97% of the loan portfolio consists of loans extended directly to companies and individuals doing business and residing within our market area. The remaining portion is comprised of commercial loans participated with certain non-affiliated commercial banks outside the immediate area, which are underwritten using the same loan criteria as though our bank was the originating bank.

The following table summarizes changes in the allowance for loan and lease losses.

                                                                             Years ended December 31,
                                                                     2001              2000               1999
                                                                     ----              ----               ----
Loans outstanding at year-end                                  $  587,248,000     $  429,804,000    $   308,006,000
                                                               ==============     ==============    ===============

Daily average balance of loans outstanding                     $  500,965,000     $  372,428,000    $   246,921,000
                                                               ==============     ==============    ===============

Balance of allowance at beginning of year                      $    6,302,000     $    4,620,000    $     2,765,000

Loans charged-off:
     Commercial, financial and agricultural                          (251,000)          (147,000)          (109,000)
     Construction and land development                                      0                  0                  0
     Residential real estate                                                0                  0                  0
     Installment loans to individuals                                  (1,000)           (38,000)                 0
                                                               --------------     --------------    ---------------
         Total loans charged-off                                     (252,000)          (185,000)          (109,000)

Recoveries of previously charged-off loans:
     Commercial, financial and agricultural                            73,000             13,000              3,000
     Construction and land development                                      0                  0                  0
     Residential real estate                                                0                  0                  0
     Installment loans to individuals                                   1,000                  0                  0
                                                               --------------     --------------    ---------------
         Total recoveries                                              74,000             13,000              3,000
                                                               --------------     --------------    ---------------

         Net charge-offs                                             (178,000)          (172,000)          (106,000)

Provision for loan losses                                           2,370,000          1,854,000          1,961,000
                                                               --------------     --------------    ---------------

Balance of the allowance at year-end                           $    8,494,000     $    6,302,000    $     4,620,000
                                                               ==============     ==============    ===============

Ratio of net charge-offs during period to average
  loans outstanding during the period                                (0.04)%            (0.05)%              (0.04)%
                                                               ===========        ===========       ==============

Ratio of allowance to loans outstanding at
  end of period                                                       1.45%              1.47%                1.50%
                                                               ===========        ===========       ==============

In each accounting period the allowance for loan and lease losses ("allowance") is adjusted to the amount believed necessary to maintain the allowance at adequate levels. Through the loan review and credit departments, we attempt to allocate specific portions of the allowance based on specifically identifiable problem loans. The evaluation of the allowance is further based on, although not limited to, consideration of the internally prepared Loan Loss Reserve Analysis ("Reserve Analysis"), composition of the loan portfolio, third party analysis of the loan administration processes and loan portfolio and the general economic conditions. In addition, our bank's status as a relatively new banking organization and the rapid commercial loan growth since inception is taken into account.

The Reserve Analysis, used since the inception of our bank and completed monthly, applies reserve allocation factors to outstanding loan balances to calculate an overall allowance dollar amount. For commercial loans, which continue to comprise a vast majority of our total loans, reserve allocation factors are based upon the loan ratings as determined by our loan rating paradigm that is administered by our loan review function. For retail loans, reserve allocation factors are based upon the type of credit. Adjustments for specific loan relationships, including impaired loans, are made on a case-by-case basis. The reserve allocation factors are primarily based on the experience of senior management making similar loans in the same community over the past 15 years. The Reserve Analysis is reviewed regularly by senior management and the Board of Directors and is adjusted periodically based upon identifiable trends and experience.

The following table illustrates the breakdown of the allowance balance to loan type (dollars in thousands).

                                                               2 0 0 1                            2 0 0 0
                                                               -------                            -------

               Balance at End                                    Percent of Loans                    Percent of Loans
                  of Period                                      in each Category                    in each Category
                Applicable to                          Amount     to Total Loans          Amount     to Total Loans
                -------------                          ------     --------------          ------     --------------
     Commercial, financial and agricultural          $   7,172         81.0%            $   5,259         81.6%
     Construction and land development                     785         10.7                   580          9.0
     Residential real estate                               453          7.2                   369          7.8
     Installment loans to individuals                       84          1.1                    94          1.6
     Unallocated                                             0          N/A                     0          N/A
                                                     ---------       ------             ---------       ------

                                                     $   8,494        100.0%            $   6,302        100.0%
                                                     =========       ======             =========       ======

The primary risk elements with respect to commercial loans are the financial condition of the borrower, the sufficiency of collateral, and lack of timely payment. We have a policy of requesting and reviewing periodic financial statements from commercial loan customers, and we periodically review existence of collateral and its value. The primary risk element with respect to each installment and residential real estate loan is lack of timely payment. We have a reporting system that monitors past due loans and have adopted policies to pursue creditor's rights in order to preserve our bank's position.

Although we believe that the allowance is adequate to sustain losses as they arise, there can be no assurance that our bank will not sustain losses in any given period that could be substantial in relation to, or greater than, the size of the allowance.

The securities portfolio also experienced significant growth during 2001, increasing from $60.5 million on December 31, 2000 to $78.8 million at December 31, 2001. During 2001, the securities portfolio equaled 11.6% of average earning assets. We maintain the portfolio at levels to provide adequate pledging for the repurchase agreement program and secondary liquidity for our daily operations. In addition, the portfolio serves a primary interest rate risk management function. At December 31, 2001, the portfolio was comprised of high credit quality U.S. Government Agency issued and guaranteed mortgage-backed securities (64%), municipal general obligation and revenue bonds (34%), U.S. Government Agency issued bonds (1%) and Federal Home Loan Bank stock (1%).

All securities with the exception of tax-exempt municipal bonds have been designated as "available for sale" as defined in Financial Accounting Standards Board Standard (SFAS) No. 115, Accounting for Certain Investments in Debt and Equity Securities. Securities designated as available for sale are stated at fair value, with the unrealized gains and losses, net of income tax, reported as a separate component of shareholders' equity in accumulated other comprehensive income. The fair value of securities designated as available for sale at December 31, 2001 and 2000 was $52.8 million and $45.9 million, respectively. The net unrealized gain recorded at December 31, 2001 and 2000, was $408,000 and $290,000, respectively. All tax-exempt municipal bonds have been designated as "held to maturity" as defined in SFAS No. 115, and are stated at amortized cost. As of December 31, 2001 and 2000, held to maturity securities had an amortized cost of $26.0 million and $14.5 million and a fair value of $26.2 million and $14.9 million, respectively.

The following table shows by class of maturities as of December 31, 2001, the amounts and weighted average yields of investment securities (1):

                                                                                      Carrying          Average
                                                                                        Value            Yield
                                                                                        -----            -----
                                                                                        (Dollars in thousands)
     U.S. Treasury securities and obligations of U.S.
       Government agencies and corporations
         One year or less                                                         $      513,000           6.50%
         Over one through five years                                                           0              NA
         Over five through ten years                                                           0              NA
         Over ten years                                                                  982,000           6.55
                                                                                  --------------       --------
                                                                                       1,495,000           6.53
     Obligations of states and political subdivisions
         One year or less                                                                951,000           8.78
         Over one through five years                                                   3,269,000           6.60
         Over five through ten years                                                   6,530,000           6.70
         Over ten years                                                               15,229,000           6.98
                                                                                  --------------       --------
                                                                                      25,979,000           6.93

     Mortgage-backed securities                                                       50,559,000           6.41
                                                                                  --------------       --------

                                                                                  $   78,033,000           6.59%
                                                                                  ==============       ========

(1) Yields on tax-exempt securities are computed on a fully taxable-equivalent basis.

Federal funds sold, consisting of excess funds sold overnight to correspondent banks, are used to manage daily liquidity needs and interest rate sensitivity. During 2001, the average balance of these funds equaled 2.3% of average earning assets. This level is well within our internal policy guidelines and is not expected to change significantly in the future.

SOURCE OF FUNDS
Our major source of funds is from deposits. Total deposits increased from $425.7 million at December 31, 2000, to $569.1 million on December 31, 2001. Included within these numbers is the success we achieved in generating deposit growth from customers located within the market area during 2001. Local deposits increased from $126.7 million at December 31, 2000, to $176.8 million on December 31, 2001, an increase of 39.6%. In addition, our repurchase agreement program, which exhibits the characteristics of an interest-bearing checking account, increased by $4.3 million, or 13.5%, during the same time period. Despite this success in obtaining funds from local customers, the substantial asset growth has necessitated the continued acquisition of funds from depositors outside of the market area. Out-of-area deposits increased from $299.0 million at December 31, 2000, to $392.2 million on December 31, 2001, an increase of 31.2%. However, the strong growth in local deposits resulted in out-of-area deposits declining as a percentage of total deposits from 70.2% at year-end 2000 to 68.9% at year-end 2001.

During 2001 we experienced significant growth in our check-writing deposit accounts, which include noninterest-bearing demand accounts, interest-bearing checking accounts and money market deposit accounts. In aggregate these deposit types grew by 55.8%. Leading the growth were noninterest-bearing demand accounts. Comprised primarily of business loan customers, noninterest-bearing demand accounts grew $15.8 million, or 57.7%, and equaled 6.0% of average funding liabilities during 2001. Interest-bearing checking accounts increased $9.2 million, or 71.1%, and equaled 2.9% of average funding liabilities during 2001. Money market deposit accounts increased $0.4 million, or 7.4%, and equaled 1.0% of average funding liabilities during 2001. Business loan customers also comprise the majority of interest-bearing checking and money market deposit accounts, although to a lesser extent than noninterest-bearing checking accounts. Pursuant to banking regulations, incorporated businesses may not own interest-bearing checking accounts and transactions from money market accounts are limited. We anticipate continued growth of our check-writing deposit accounts as additional business loans are extended and through the efforts of our branch network and business development activities.

Savings account balances recorded an increase of $10.8 million, or 29.8%, during 2001, and equaled 7.7% of average funding liabilities during 2001. Business loan customers also comprise the majority of savings account holders, although to a lesser extent than check-writing accounts. We anticipate an increase in savings account balances as additional business loans are extended and through the efforts of our branch network and business development activities.

Certificates of deposit purchased by customers located within the market area increased significantly during 2001, growing from $44.8 million at December 31, 2000, to $58.7 million on December 31, 2001, a growth rate of 31.0%. These deposits accounted for 9.5% of average funding sources during 2001. Leading the growth were certificates of deposit issued to local municipalities, primarily counties, cities and townships, increasing from $18.6 million at December 31, 2000, to $28.7 million at December 31, 2001. The increase in local municipality certificates of deposit has been facilitated by our qualifying for additional funds from existing customers through a combination of our asset growth and increased profitability as measured by the municipalities' investment policy guidelines, and is a trend that we expect to continue.

During 2001 certificates of deposit obtained from customers located outside of the market area increased by $93.2 million, and represented 63.6% of average funding liabilities during 2001. At December 31, 2001, out-of-area deposits totaled $392.2 million. Out-of-area deposits consist primarily of certificates of deposit placed by deposit brokers for a fee, but also include certificates of deposit obtained from the deposit owners directly. The owners of the out-of-area deposits include individuals, businesses and governmental units located throughout the country. Out-of-area deposits are utilized to support our asset growth, and are generally a lower cost source of funds when compared to the interest rates that would have to be offered in the local market to generate a sufficient level of funds. During most of 2001 rates paid on new out-of-area deposits were very similar to rates paid on new certificates of deposit issued to local customers. In addition, the overhead costs associated with the out-of-area deposits are considerably less than the overhead costs that would be incurred to administer a similar level of local deposits. While we anticipated the reliance on out-of-area deposits in the early stages of our development, our longer-term funding strategy is to increase local deposits and lower our reliance on out-of-area deposits. Although local deposits have and are expected to increase as new business, governmental and consumer deposit relationships are established and as existing customers increase the balances in their deposit accounts, the relatively high reliance on out-of-area deposits will likely remain.

Securities sold under agreements to repurchase ("repurchase agreements") increased $4.3 million and equaled 6.3% of average funding liabilities during 2001. As part of our sweep account program, collected funds from certain business noninterest-bearing checking accounts are invested in overnight interest-bearing repurchase agreements. Although not considered a deposit account and therefore not afforded federal deposit insurance, the repurchase agreements have characteristics very similar to that of an interest-bearing checking deposit account.

Shareholders' equity increased $39.6 million and equaled 8.2% of average assets during 2001. The increase was primarily attributable to the sale of common stock and net income from operations. During 2001, we sold in aggregate approximately
2.3 million shares of common stock, raising $35.0 million net of issuance costs. Substantially all of the net proceeds were contributed to our bank as capital to provide support for asset growth, fund investments in loans and securities and for general corporate purposes. Net income from operations totaled $4.5 million. Shareholders' equity was also positively impacted by a $118,000 mark-to-market adjustment for available for sale securities as defined in SFAS No. 115, resulting from the changing interest rate environment during 2001.

RESULTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2001 and 2000


SUMMARY
We recorded strong earnings performance during 2001. Net income was $4.5 million, or $1.17 per basic share and $1.15 per diluted share. This earnings performance compares very favorably to net income of $2.8 million, or $1.03 per basic share and $1.02 per diluted share, recorded in 2000. The $1.7 million improvement in net income represents an increase of 60.7%, while diluted earnings per share were up 12.7%, with the difference reflecting the impact of our common stock sales during 2001 and resulting increases in average common shares outstanding. The earnings improvement during 2001 over that of 2000 is primarily attributable to increased net interest income and improved operating efficiencies resulting from asset growth, strong credit culture, controlled overhead expenses and increased fee income. We expect our percentage rate of loan growth to exceed the banking industry average in 2002.

The following table shows some of the key performance and equity ratios for the years ended December 31, 2001 and 2000.

                                                                                      2001              2000
                                                                                      ----              ----
     Return on average total assets                                                    0.7%              0.6%
     Return on average equity                                                          9.1               9.5
     Dividend payout ratio                                                             N/A               N/A
     Average equity to average assets                                                  8.2               6.6

NET INTEREST INCOME
Net interest income, the difference between revenue generated from earning assets and the interest cost of funding those assets, is our primary source of earnings. Interest income (adjusted for tax-exempt income) and interest expense totaled $45.0 million and $28.2 million during 2001, respectively, providing for net interest income of $16.8 million. This performance compares very favorably to that of 2000 when interest income and interest expense were $37.1 million and $24.6 million, respectively, providing for net interest income of $12.5 million. In comparing 2001 with 2000, interest income increased 21.4%, interest expense was up 14.8% and net interest income increased 34.3%. The level of net interest income is primarily a function of asset size, as the weighted average interest rate received on earning assets is greater than the weighted average interest cost of funding sources; however, factors such as types of assets and liabilities, interest rate risk, common stock sales, liquidity, and customer behavior also impact net interest income as well as the net interest margin. The net interest margin remained virtually unchanged in 2001 at 2.89%, compared to 2.90% in 2000.

The following table depicts the average balance, interest earned and paid, and weighted average rate of our assets, liabilities and shareholders' equity during 2001, 2000 and 1999 (dollars in thousands). The table also depicts the dollar amount of change in interest income and interest expense of interest-earning assets and interest-bearing liabilities, segregated between change due to volume and change due to rate. For tax-exempt investment securities interest income and yield have been computed on a tax equivalent basis using a marginal tax rate of 34%.

                                                                 Years ended December 31,
                         ---------------2 0 0 1----------  ---------------2 0 0 0----------  ---------------1 9 9 9----------
                           Average                Average    Average                 Average   Average                 Average
                           Balance     Interest    Rate      Balance     Interest     Rate     Balance     Interest     Rate
                           -------     --------    ----      -------     --------     ----     -------     --------     ----
Taxable securities        $  48,172   $    3,245    6.74%   $  38,788   $    2,662     6.86%  $  30,124   $    1,869     6.20%
Tax-exempt
  securities                 19,566        1,362    6.96       10,972          782     7.12       1,251           84     6.74
                          ---------   ----------            ---------   ----------            ---------   ----------
  Total securities           67,738        4,607    6.80       49,760        3,444     6.92      31,375        1,953     6.22

Loans                       500,965       39,852    7.95      372,428       33,057     8.88     246,921       20,410     8.27
Short-term
  investments                   134            4    2.89          115            6     4.74         551           26     4.68
Federal funds sold           13,289          546    4.11        8,986          567     6.31       8,099          406     5.01
                          ---------   ----------            ---------   ----------            ---------   ----------
  Total earning
  assets                    582,126       45,009    7.73      431,289       37,074     8.60     286,946       22,795     7.94

Allowance for
  loan losses                (7,383)                           (5,527)                           (3,681)
Cash and due
  from banks                 13,697                             8,926                             7,096
Other non-earning
  assets                     15,355                            10,044                             6,099
                          ---------                         ---------                         ---------

  Total assets            $ 603,795                        $  444,732                         $ 296,460
                          =========                        ==========                         =========


Interest-bearing
  demand
  deposits                $  15,923   $      491    3.08%  $   11,207   $      501     4.47%  $   8,575   $      351     4.09%
Savings deposits             42,334        1,614    3.81       36,040        1,875     5.20      38,886        1,871     4.81
Money market
  accounts                    5,518          177    3.20        5,405          251     4.64       4,411          189     4.29
Time deposits               400,180       23,155    5.79      288,791       18,992     6.58     173,158        9,629     5.56
                          ---------   ----------            ---------   ----------            ---------   ----------
  Total interest-
    bearing
    deposits                463,955       25,437    5.48      341,443       21,619     6.33     225,030       12,040     5.35

Short-term
  borrowings                 34,662        1,186    3.42       29,331        1,369     4.67      20,229          835     4.13
Long-term
  borrowings                 16,132        1,578    9.78       16,033        1,572     9.80       4,654          455     9.78
                          ---------   ----------            ---------   ----------            ---------   ----------
  Total interest-
    bearing
    liabilities             514,749       28,201    5.48      386,807       24,560     6.35     249,913       13,330     5.33
                                      ----------                        ----------                        ----------

Demand deposits              33,041                            23,568                            17,812
Other liabilities             6,450                             4,893                             1,447
                          ---------                         ---------                         ---------
  Total liabilities         554,240                           415,268                           269,172
Average equity               49,555                            29,464                            27,288
                          ---------                         ---------                         ---------
  Total liabilities
    and equity            $ 603,795                         $ 444,732                         $ 296,460
                          =========                         =========                         =========

Net interest
  income                              $   16,808                        $   12,514                        $    9,465
                                      ==========                        ==========                        ==========
Rate spread                                         2.25                               2.25                              2.61
Net interest
  margin                                            2.89                               2.90                              3.30

                                                                      Years ended December 31,
                                        -------------2001 over 2000-------------   -------------2000 over 1999-------------
                                            Total        Volume         Rate           Total        Volume         Rate
                                            -----        ------         ----           -----        ------         ----
Increase (decrease) in interest income
   Taxable securities                   $   583,000    $   633,000   $   (50,000)  $   793,000   $   579,000    $   214,000
   Tax exempt securities                    580,000        598,000       (18,000)      697,000       692,000          5,000
   Loans                                  6,795,000     10,499,000    (3,704,000)   12,647,000    11,043,000      1,604,000
   Short term investments                    (2,000)         1,000        (3,000)      (20,000)      (21,000)         1,000
   Federal funds sold                       (21,000)       217,000      (238,000)      162,000        48,000        114,000
                                        ------------   -----------   ------------  -----------   ------------   -----------
     Net change in tax-equivalent
       income                             7,935,000     11,948,000    (4,013,000)   14,279,000    12,341,000      1,938,000

Increase (decrease) in interest expense
   Interest-bearing demand deposits         (11,000)       173,000      (184,000)      150,000       115,000         35,000
   Savings deposits                        (261,000)       293,000      (554,000)        4,000      (142,000)       146,000
   Money market accounts                    (74,000)         5,000       (79,000)       62,000        45,000         17,000
   Time deposits                          4,163,000      6,654,000    (2,491,000)    9,363,000     7,352,000      2,011,000
   Short term borrowings                   (183,000)       222,000      (405,000)      534,000       414,000        120,000
   Long term borrowings                       6,000         10,000        (4,000)    1,117,000     1,116,000          1,000
                                        ------------   -----------   ------------  -----------   ------------   -----------
     Net change in interest
       expense                            3,640,000      7,357,000    (3,717,000)   11,230,000     8,900,000      2,330,000
                                        ------------   -----------   ------------  -----------   ------------   -----------

       Net change in tax-equivalent
         net interest income            $ 4,295,000    $ 4,591,000   $  (296,000)  $ 3,049,000   $ 3,441,000    $  (392,000)
                                        ============   ===========   ============  ===========   ============   ============

Interest income is primarily generated from the loan portfolio, and to a lesser degree from securities, federal funds sold and short term investments. Interest income increased $7.9 million during 2001 from that earned in 2000, totaling $45.0 million in 2001 compared to $37.1 million in the previous year. The increase is due to the growth in earning assets, which more than offset the impact of the declining interest rate environment during 2001 during which time the prime rate declined by 475 basis points. Reflecting the significantly lower interest rates, the yield on average earning assets decreased from 8.60% recorded in 2000 to 7.73% in 2001.

The growth in interest income is attributable to an increase in earning assets. During 2001, earning assets averaged $582.1 million, a level substantially higher than the average earning assets of $431.3 million during 2000. Growth in average total loans, totaling $128.5 million, comprised 85.2% of the increase in average earnings assets. Interest income generated from the loan portfolio increased $6.8 million during 2001 over the level earned in 2000, comprised of an increase of $10.5 million from the growth in the loan portfolio which was partially offset by a decrease of $3.7 million due to the decline in the yield earned on the loan portfolio of 7.95% from 8.88%. The decline in the loan portfolio yield is primarily due to decreased market interest rates during 2001.

Growth in the securities portfolio also added to the increase in interest income during 2001 over that of 2000. Average securities increased by $18.0 million in 2001, increasing from $49.7 million in 2000 to $67.7 million in 2001. The growth equated to an increase in interest income of $1.2 million, which was slightly offset by a decrease of $0.1 million due to the decline in the yield earned on the securities portfolio of 6.80% from 6.92%. Although interest income earned on federal funds sold increased by $0.2 million due to a $4.3 million increase in the average balance during 2001, a lower yield earned on federal funds sold offset the higher income resulting from the increased average balance. The lower yield on securities and federal funds sold is the result of decreased market interest rates during 2001.

Interest expense is primarily generated from interest-bearing deposits, and to a lesser degree repurchase agreements and trust preferred securities. Interest expense increased $3.6 million during 2001 from that paid in 2000, totaling $28.2 million in 2001 compared to $24.6 million in the previous year. The growth in interest expense is primarily attributable to an increase in interest-bearing liabilities during 2001, which more than offset the impact of the declining interest rate environment during 2001. Interest-bearing liabilities averaged $514.7 million during 2001, a level substantially higher than the average interest-bearing liabilities of $386.8 million during 2000. This growth resulted in increased interest expense of $7.3 million; however, a decrease in interest expense of $3.7 million was recorded during 2001 due to lower market interest rates on all interest-bearing liability categories except trust preferred securities that have a fixed interest rate. The cost of average interest-bearing liabilities decreased from the 6.35% recorded in 2000 to 5.48% in 2001.

Growth in average certificates of deposits, totaling $111.4 million, comprised 87.1% of the increase in average interest-bearing liabilities between 2001 and 2000. The certificate of deposit growth during 2001 equated to an increase in interest expense of $6.7 million, although a decrease in interest expense of $2.5 million was recorded due to the decline in the average rate paid. Increases in repurchase agreements and other interest-bearing deposits added to interest expense; however, the decline in interest rates paid on these funding liabilities more than offset the increased costs due to dollar volume growth. Average repurchase agreements grew from $29.3 million in 2000 to $34.7 million in 2001. The growth equated to an increase in interest expense of $0.2 million; however, a decrease of $0.4 million in interest expense was recorded due to the decline in the average rate paid. Lower interest rates paid on interest-bearing checking accounts, savings deposits and money market accounts reduced, in aggregate, $0.8 million in interest expense during 2001, while the increase in dollar volume added $0.5 million in interest expense.



PROVISION FOR LOAN LOSSES
Reflecting continued significant loan growth, the provision for loan losses totaled approximately $2.4 million during 2001, compared to the $1.9 million expensed during 2000. The allowance as a percentage of total loans outstanding as of December 31, 2001 was 1.45%, slightly lower than the 1.47% at year-end 2000. Net loan charge-offs during 2001 approximated $178,000, or 0.04% of average total loans. Net loan charge-offs during 2000 totaled about $172,000, or 0.05% of average total loans. We maintain the allowance at a level we believe is adequate to absorb losses contained within the loan portfolio.


NONINTEREST INCOME
Noninterest income, excluding net gains on sales of securities, totaled $1.7 million in 2001, an increase of 40.3% over the $1.2 million earned in 2000 (excluding the interest rate swap termination fee). Deposit and repurchase agreement service charges totaled $529,000 in 2001, an increase of $183,000, or 52.9%, from the amount earned in 2000. The increase is primarily due to the growth in the number of deposit accounts. Reflecting increased volume of refinance activity resulting from the decreased interest rate environment, fees earned on referring residential mortgage loan applicants to various third parties totaled $401,000 in 2001, up significantly from the $175,000 earned in 2000. Letter of credit commitment fees were virtually unchanged at $379,000 during 2001 when compared to the $391,000 earned in 2000.

Noninterest income related to cash surrender value of bank owned life insurance policies ("BOLI") totaled $99,000 during 2001. Purchased at various time intervals during mid-2001, the cash surrender value of the BOLI policies totaled $4.0 million at December 31, 2001. The BOLI policies represent a combination of whole life and term insurance, and were purchased as part of our bank's non-qualified deferred compensation program. Under this program, certain officers have the ability to defer all or portions of their salary and/or bonus payments. A BOLI policy was purchased for each of the participating officers, with the whole life portion of the BOLI policy providing a funding source when each of the specific officers reach retirement age and begin to receive payments under the program. Any payments made under the term life insurance portion of the BOLI policies would be shared between our bank and the officers' named beneficiaries.

In addition to providing interest income and secondary liquidity, our securities portfolio plays an integral role in managing our net interest margin. In reaction to the declining interest rate environment during 2001 we completed two separate bond swap transactions whereby selected securities were sold and the sales proceeds were re-invested into securities containing differing interest rate risk characteristics. The first bond swap transaction involved the sale of two callable U.S. Government Agency bonds. During the relatively high interest rate environment in 2000, our bank purchased four $1.0 million heavily discounted callable U.S. Government Agency bonds. A major factor in purchasing the bonds was our expectation that the bonds would likely be called by the issuer in a declining interest rate environment, resulting in the remaining discount being immediately accreted into interest income and at least partially offsetting the short-term negative impact a declining interest rate environment would have on our net interest margin. With interest rates declining during the first quarter of 2001, two of the bonds were called by the issuer and the combined unaccreted discount of $72,000 was immediately taken into interest income. Of the remaining two bonds, one was not initially callable until June 2001, and the other bond, while immediately callable, was not called by the issuer as interest rates had not declined to a level where it was likely to be called. Given that net interest margin management was a major factor in purchasing the bonds, we decided to sell the remaining two bonds, and a net gain of $97,000 was recorded as noninterest income.

The second bond swap was completed during the fourth quarter of 2001. In an effort to address the impact of a possible future increasing interest rate environment, we decided to sell certain mortgage-backed pass-through securities and re-invest the proceeds into mortgage-backed securities that exhibit different principal repayment characteristics. We sold seven bonds with an aggregate par value of $7.4 million, and recorded a net gain of $110,000. These issues were generally the lowest yielding bonds and had the lowest coupons on the underlying residential mortgages within the mortgage-backed pass-through segment of our investment securities portfolio, and although comprising almost 24% of that portfolio segment these particular bonds comprised only about 13% of the unrealized gain as of September 30, 2001. In an increasing interest rate environment, we would expect these particular bonds to reflect extension, that is the principal repayments would slow and therefore our total return would be negatively impacted as we would have less money to re-invest in higher yielding products. Proceeds from the sales were re-invested into mortgage-backed pass-through securities that we believe would provide greater principal repayment during an increasing interest rate environment, therefore giving us the opportunity to invest more money into higher yielding products and improving our total return.


NONINTEREST EXPENSE
Noninterest expense during 2001 totaled $9.5 million, an increase of 25.8% over the $7.5 million expensed in 2000. Of the $2.0 million growth in overhead costs, $1.4 million was in salaries and benefits, and primarily reflects the increase in full-time equivalent employees from 65 at year-end 2000 to 96 at year-end 2001 and annual pay increases. The remaining growth in overhead costs were generally due to general and administrative cost increases associated with an increased asset base and the opening of the new administrative office and the combined branch and operations center.

While the dollar volume of noninterest costs have increased, as a percent of average assets the level has substantially declined as a result of our asset growth and the realization of operating efficiencies. During 2001, noninterest costs were 1.57% of average assets, a 7.1% decline from the 1.69% level during 2000. Monitoring and controlling our noninterest costs, while at the same time providing high quality service to our customers, is one of our priorities. The efficiency ratio, a banking industry standardized calculation that attempts to reflect the utilization of overhead costs, also declined during 2001. Computed by dividing noninterest expenses by net interest income plus noninterest income, the efficiency ratio was 51.7% during 2001. This level compares favorably to the efficiency ratio of 55.8% recorded during 2000, and reflects the improved efficiencies resulting from increased earning asset growth and controlled costs. Although noninterest expenses increased $2.0 million during 2001, our net revenue increased $4.8 million during the same time period.


FEDERAL INCOME TAX EXPENSE
Federal income tax expense was $2.0 million in 2001, an increase of 52.7% over the $1.3 million expensed during 2000. The increase is due to the growth in our profitability.


RESULTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999


SUMMARY
We recorded strong earnings performance during 2000, only our third full year of operation. Net income was $2.8 million, or $1.03 per basic share and $1.02 per diluted share. This earnings performance compares very favorably to the net income of $2.1 million, or $0.77 per basic share and $0.76 per diluted share, recorded in 1999. The 1999 net income includes a one-time charge of $42,000 ($0.02 per basic and diluted share), reflecting a change in accounting for organization costs. In accordance with previous accounting guidelines, these costs were being amortized over a five-year period; however, as required by AICPA Statement of Position 98-5, the unamortized balance was written off effective January 1, 1999, and is reflected in the Consolidated Financial Statements as a change in accounting principle. The earnings improvement during 2000 over that of 1999 is primarily attributable to increased net interest income and improved operating efficiencies resulting from asset growth, strong credit culture, and controlled overhead expenses, and was achieved despite a significant increase in federal income tax expense. As in 1999, significant loan growth necessitated large provisions to the allowance during 2000, substantially impacting our earnings performance.

NET INTEREST INCOME
Net interest income, the difference between revenue generated from earning assets and the interest cost of funding those assets, is our primary source of earnings. Interest income (adjusted for tax-exempt income) and interest expense totaled $37.1 million and $24.6 million during 2000, respectively, providing for net interest income of $12.5 million. This performance compares very favorably to that of 1999 when interest income and interest expense were $22.8 million and $13.3 million, respectively, providing for net interest income of $9.5 million. The level of net interest income is primarily a function of asset size, as the weighted average interest rate received on earning assets is greater than the weighted average interest cost of funding sources; however, factors such as types of assets and liabilities, interest rate risk, liquidity, and customer behavior also impact net interest income as well as the net interest margin. The net interest margin declined from 3.30% in 1999 to 2.90% in 2000, primarily resulting from the full-year's impact of the September 1999 issuance of trust preferred securities, increased reliance on out-of-area certificates of deposit and lower level of shareholders' equity as a percent of average earning assets.

Interest income is primarily generated from the loan portfolio, and to a lesser degree from investment securities, federal funds sold and short term investments. Interest income increased $14.3 million during 2000 from that earned in 1999, totaling $37.1 million in 2000 compared to $22.8 million in the previous year. Approximately 86% of the increase is due to the growth in earning assets, with the remaining amount due to the increased interest rate environment during 2000. The yield on average earning assets increased from 7.94% recorded in 1999 to 8.60% in 2000.

The growth in interest income is primarily attributable to an increase in earning assets. During 2000, earning assets averaged $431.3 million, a level substantially higher than the average earning assets of $286.9 million during 1999. Growth in average total loans, totaling $125.5 million, comprised 87% of the increase in average earning assets. Interest income generated from the loan portfolio increased $12.6 million during 2000 over the level earned in 1999, comprised of an increase of $11.0 million due to growth in the loan portfolio and an increase of $1.6 million due to an increase in the yield earned on the loan portfolio. The improved loan portfolio yield is primarily due to increased market interest rates during 2000.

Growth in the investment securities portfolio and a slightly larger federal funds sold position also added to the increase in interest income during 2000 over that of 1999. Average investment securities increased by $18.4 million in 2000, increasing from $31.4 million in 1999 to $49.8 million in 2000. This growth equated to an increase in interest income of $1.3 million. A higher investment securities portfolio yield during 2000 also increased interest income by $0.2 million. Average federal funds sold increased $0.9 million in 2000 that, when combined with an increase in yield, added $0.2 million to interest income. The improved yield on investment securities and federal funds sold is the result of increased market interest rates during 2000.

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

Growth in average certificates of deposit, totaling $115.6 million, comprised 84% of the increase in average interest-bearing liabilities between 2000 and 1999. The certificate of deposit growth during 2000 equated to an increase in interest expense of $7.4 million. In addition, interest expense of $2.0 million was recorded due to the increase in the average rate paid. Growth in repurchase agreements also added to the increased interest expense during 2000 over that of 1999, as average repurchase agreements grew from $20.2 million in 1999 to $29.3 million in 2000. The growth equated to an increase in interest expense of $0.4 million, with an additional $0.1 million in interest expense recorded due to the increase in the average rate paid. Higher interest rates paid on interest-bearing checking accounts, savings deposits and money market accounts added, in aggregate, $0.2 million in interest expense during 2000, while the change in volume added less than $0.1 million in interest expense. The September 1999 issuance of $16.0 million trust preferred securities had a sizeable impact on interest expense during 2000, adding $1.1 million in interest expense over that recorded during 1999.


PROVISION FOR LOAN LOSSES
Reflecting continued significant loan growth the provision for loan losses totaled $1.9 million during 2000, compared to the $2.0 million expensed during 1999. The allowance as a percentage of total loans outstanding as of December 31, 2000 was 1.47%, slightly lower than the 1.50% at year-end 1999. Net loan charge-offs during 2000 totaled $173,000, or only 0.05% of average total loans. Net loan charge-offs during 1999 totaled $106,000, or only 0.04% of average total loans. We maintain the allowance at a level we feel is adequate to absorb losses contained within the loan portfolio.



NONINTEREST INCOME
Other income totaled $1.2 million in 2000, an increase over the $0.8 million earned in 1999. Deposit and repurchase agreement service charges totaled $346,000 in 2000, an increase of $144,000, or 71.3%, from the amount earned in 1999. The increase is primarily due to the growth in the number of deposit and repurchase agreement accounts. Reflecting additional letter of credit issuances, letter of credit commitment fees increased to $391,000 in 2000, an increase of $123,000, or 45.9%, from the fees earned in 1999. Credit card and debit card interchange income, reflecting increased issuance and usage, increased $46,000 during 2000, totaling $144,000 for the year. Fees earned on referring residential mortgage loan applicants to various third parties, reflecting a decline in volume due to the increased interest rate environment, totaled $175,000 in 2000, compared to the $208,000 earned in 1999.

To reduce the negative impact of rising interest rates on net interest income, during the second quarter of 2000 we entered into a $50.0 million two-year interest rate swap agreement with a correspondent bank. Due to market expectations and the resulting impact on the value of the interest rate swap agreement, we terminated the interest rate swap agreement to lock-in the earned benefit shortly thereafter. A termination fee of $275,000 was received from the correspondent bank. At the same time we elected to sell $7.0 million in relatively low-yielding U.S. Government Agency callable bonds and reinvest the sales proceeds in higher-yielding mortgage-backed securities. The loss on the sale of the bonds totaled $275,000; however, the consummation of this transaction was expected to generate a higher level of interest income than would have otherwise been earned over at least the next three years on a present value basis, while at the same time improving our interest rate risk position.


NONINTEREST EXPENSE
Noninterest expense during 2000 totaled $7.5 million, an increase over the $5.9 million expensed in 1999. An increase in all major overhead cost categories, including salaries and benefits, occupancy, and furniture and equipment, was recorded. The increases primarily result from the hiring of additional staff and the construction of a new combined branch and operations center in mid-1999. All other noninterest costs also increased, reflecting additional expenses required to administer the significantly increased loan and deposit base.

While the dollar volume of noninterest costs have increased, as a percent of average assets the level has substantially declined as a result of our growth and realized operating efficiencies. During 2000, noninterest costs were 1.69% of average assets, a significant decline from the 1.99% level in 1999. The efficiency ratio, a banking industry standardized calculation that attempts to reflect the utilization of overhead costs, also declined during 2000. Computed by dividing noninterest expense by net interest income plus noninterest income, the efficiency ratio was 55.8% in 2000. This level compares favorably to the 57.3% recorded in 1999, and reflects the improved efficiencies resulting from increased asset growth and controlled costs.

FEDERAL INCOME TAX EXPENSE
Federal income tax expense was $1.3 million in 2000, compared to $0.3 million expensed in 1999. The increase was due to the improvement in profitability and the change in our federal income tax status. During 1999 we used tax-loss carryforwards generated in 1997 and 1998 to reduce federal income tax expense. These tax-loss carryforwards were fully utilized over the course of 1999; therefore, we had to expense the full statutory federal income tax rate in 2000.


CAPITAL RESOURCES

Shareholders' equity is a noninterest-bearing source of funds that provides support for our asset growth. Shareholders' equity was $71.5 million and $31.9 million at December 31, 2001 and 2000, respectively. The $39.6 million increase during 2001 is primarily attributable to the sale of common stock and net income from operations. During 2001, we sold in aggregate approximately 2.3 million shares of common stock, raising $35.0 million net of issuance costs. Net income from operations totaled $4.5 million. Shareholders' equity was also positively impacted by an $118,000 mark-to-market adjustment for available for sale securities as defined in SFAS No. 115, resulting from the changing interest rate environment during 2001.

We conducted four common stock sales during 2001. In February, we sold 70,000 shares of common stock in a privately negotiated transaction, generating $1.0 million in capital, net of transaction costs. In March, we sold 446,600 common shares in a private placement with an investment banking firm, raising $5.7 million in capital, net of transaction expenses. In August, we sold 1,610,000 shares of common stock in an underwritten public offering, raising $25.1 million in capital, net of issuance costs. In December, we sold 180,000 in a privately negotiated transaction, generating $3.2 million in capital, net of transaction costs. Substantially all of the net proceeds from all four common stock sales were contributed to our bank as capital to provide support for asset growth, fund investments in loans and investment securities and for general corporate purposes.

We and our bank are subject to regulatory capital requirements administered by the State of Michigan and federal banking agencies. Failure to meet the various capital requirements can initiate regulatory action that could have a direct material effect on the financial statements. Since our bank began operations, both we and our bank have been categorized as "Well Capitalized," the highest classification contained within the banking regulations. Our and our bank's capital ratios as of December 31, 2001 and 2000 are disclosed under Note 16 on pages F-41 and F-42 of the Notes to Consolidated Financial Statements.

Our ability to pay cash and stock dividends is subject to limitations under various laws and regulations and to prudent and sound banking practices. On January 7, 2002, we declared a 5% common stock dividend, payable on February 1, 2002 to record holders as of January 18, 2002. We also declared a 5% stock dividend on January 10, 2001, payable on February 1, 2001 to record holders as of January 19, 2001. We have not paid cash dividends on our common stock since our formation in 1997, and currently have no intention of doing so in the foreseeable future.


LIQUIDITY

Liquidity is measured by our ability to raise funds through deposits, borrowed funds, capital or cash flow from the repayment of loans and investment securities. These funds are used to meet deposit withdrawals, maintain reserve requirements, fund loans and operate our company. Liquidity is primarily achieved through the growth of deposits (both local and out-of-area) and liquid assets such as securities available for sale, matured securities, and federal funds sold. Asset and liability management is the process of managing the balance sheet to achieve a mix of earning assets and liabilities that maximizes profitability, while providing adequate liquidity.

Our liquidity strategy is to fund loan growth with deposits and repurchase agreements and to maintain an adequate level of short- and medium-term investments to meet typical daily loan and deposit activity. Although deposit and repurchase agreement growth from depositors located in the market area increased by $54.5 million, or 34.3%, during 2001, the growth was not sufficient to meet the substantial loan growth of $157.4 million and provide monies for additional investing activities. To assist in providing the additional needed funds we regularly obtained certificates of deposit from customers outside of the market area. As of December 31, 2001, out-of-area deposits totaled $392.2 million, or 64.8% of combined deposits and repurchase agreements, an increase in dollar volume from the $299.0 million outstanding, but a decline from the 65.3% level of combined deposits and repurchase agreements, as of December 31, 2000.

We have the ability to borrow money on a daily basis through correspondent banks using established federal funds purchased lines; however, this is viewed as only a secondary and temporary source of funds. The federal funds purchased lines were utilized on several occasions during 2001. During 2001, our federal funds sold position averaged $13.3 million and our federal funds purchased position averaged less than $0.1 million. In addition, as a member of the Federal Home Loan Bank of Indianapolis ("FHLBI"), our bank has access to the FHLBI's borrowing programs. Based on ownership of FHLBI stock and available collateral at December 31, 2001, our bank could borrow up to approximately $15 million. Our bank has yet to use its established borrowing line at the FHLBI.

We have been extended a $5.0 million unsecured revolving line of credit from a correspondent bank. The line of credit matures on February 28, 2003. Proceeds from the line of credit may be used for working capital, investment in our bank or acquisition of financial institutions.

In addition to normal loan funding and deposit flow, we also need to maintain liquidity to meet the demands of certain unfunded loan commitments and standby letters of credit. As of December 31, 2001, we had a total of $155.1 million in unfunded loan commitments and $36.4 million in unfunded standby letters of credit. Of the total unfunded loan commitments, $129.1 million were commitments available as lines of credit to be drawn at any time as customers' cash needs vary, and $26.0 million were for loan commitments scheduled to close and become funded within the next three months. We monitor fluctuations in loan balances and commitment levels, and include such data in our overall liquidity management.


MARKET RISK ANALYSIS

Our primary market risk exposure is interest rate risk and, to a lesser extent, liquidity risk. All of our transactions are denominated in U.S. dollars with no specific foreign exchange exposure. We have only limited agricultural-related loan assets and therefore have no significant exposure to changes in commodity prices. Any impact that changes in foreign exchange rates and commodity prices would have on interest rates are assumed to be insignificant. Interest rate risk is the exposure of our financial condition to adverse movements in interest rates. We derive our income primarily from the excess of interest collected on interest-earning assets over the interest paid on interest-bearing liabilities. The rates of interest we earn on our assets and owe on our liabilities generally are established contractually for a period of time. Since market interest rates change over time, we are exposed to lower profitability if we cannot adapt to interest rate changes. Accepting interest rate risk can be an important source of profitability and shareholder value; however, excessive levels of interest rate risk could pose a significant threat to our earnings and capital base. Accordingly, effective risk management that maintains interest rate risk at prudent levels is essential to our safety and soundness.

Evaluating the exposure to changes in interest rates includes assessing both the adequacy of the process used to control interest rate risk and the quantitative level of exposure. Our interest rate risk management process seeks to ensure that appropriate policies, procedures, management information systems and internal controls are in place to maintain interest rate risk at prudent levels with consistency and continuity. In evaluating the quantitative level of interest rate risk we assess the existing and potential future effects of changes in interest rates on our financial condition, including capital adequacy, earnings, liquidity and asset quality.

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

The following table depicts our GAP position as of December 31, 2001 (dollars in thousands).

                                             Within        Three to        One to           After
                                              Three         Twelve          Five            Five
                                             Months         Months          Years           Years          Total
                                             ------         ------          -----           -----          -----
Assets:
     Commercial loans                     $   239,515     $    17,275    $   273,971    $     8,750     $   539,511
     Residential real estate loans             14,491           2,041         15,748          8,748          41,028
     Consumer loans                             2,584             189          3,865             71           6,709
     Investment securities (1)                    785           1,012         34,381         42,640          78,818
     Federal funds sold                         5,300               0              0              0           5,300
     Short term investments                       171               0              0              0             171
     Allowance for loan losses                      0               0              0         (8,494)         (8,494)
     Other assets                                   0               0              0         35,639          35,639
                                          -----------     ------------   -----------    -----------     -----------
         Total assets                         262,846          20,517        327,965         87,354         698,682

Liabilities:
     Interest-bearing checking                 22,188               0              0              0          22,188
     Savings                                   47,157               0              0              0          47,157
     Money market accounts                      5,578               0              0              0           5,578
     Time deposits under $100,000              23,735          36,357         29,841              0          89,933
     Time deposits $100,000 and over           90,156         138,928        131,975              0         361,059
     Short term borrowings                     36,485               0              0              0          36,485
     Long term borrowings                         239               0              0         16,000          16,239
     Noninterest-bearing checking                   0               0              0         43,162          43,162
     Other liabilities                              0               0              0          5,418           5,418
                                          -----------     ------------   -----------    -----------     -----------
         Total liabilities                    225,538         175,285        161,816         64,580         627,219

Shareholders' equity                                0               0              0         71,463          71,463
                                          -----------     ------------   -----------    -----------     -----------
Total sources of funds                        225,538         175,285        161,816        136,043         698,682
                                          -----------     ------------   -----------    -----------     -----------

Net asset (liability) GAP                 $    37,308     $  (154,768)   $   166,149    $   (48,689)
                                          ===========     ============   ===========    ============

Cumulative GAP                            $    37,308     $  (117,460)   $    48,689
                                          ===========     ============   ===========

Percent of cumulative GAP to
  total assets                                    5.3%          (16.8)%          7.0%
                                          ===========     ============   ===========

(1) Mortgage-backed securities are categorized by expected maturities based upon prepayment trends as of December 31, 2001.

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

We conducted multiple simulations as of December 31, 2001, whereby it was assumed that a simultaneous, instant and sustained change in market interest rates occurred. The following table reflects the suggested impact on net interest income over the next twelve months, which is well within our policy parameters established to manage and monitor interest rate risk.

                                                     Dollar Change In               Percent Change In
     Interest Rate Scenario                         Net Interest Income             Net Interest Income
     ----------------------                         -------------------             -------------------
     Interest rates down 200 basis points               $2,014,000                        10.8%

     Interest rates down 100 basis points                2,055,000                        11.0

     No change in interest rates                         1,983,000                        10.7

     Interest rates up 100 basis points                  2,129,000                        11.4

     Interest rates up 200 basis points                  2,278,000                        12.2

The increase in net interest income under all interest rate scenarios reflects the expected repricing of local and out-of-area certificates of deposit during the next twelve months. Unlike our floating rate loans that declined throughout 2001 as the prime rate declined, our certificates of deposit have fixed interest rates and only reprice at maturity. Throughout most of 2002 we have a large volume of certificates of deposit that based upon the current interest rate environment we expect will be refinanced at lower interest rates.

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

                         REPORT OF INDEPENDENT AUDITORS



Board of Directors and Shareholders
Mercantile Bank Corporation
Wyoming, Michigan


We have audited the accompanying consolidated balance sheets of Mercantile Bank Corporation as of December 31, 2001 and 2000 and the related consolidated statements of income, changes in shareholders' equity and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of Mercantile's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Mercantile Bank Corporation as of December 31, 2001 and 2000, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America.

As disclosed in Note 1, the Corporation changed its method of accounting for start-up costs in 1999 to comply with new accounting guidance.




                                        /s/ Crowe, Chizek and Company LLP
                                        ------------------------------------
                                        Crowe, Chizek and Company LLP

Grand Rapids, Michigan
January 18, 2002,
except for Note 1 as to which the date is February 1, 2002.

                           MERCANTILE BANK CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                           December 31, 2001 and 2000

                                                                                        2001              2000
                                                                                        ----              ----
ASSETS
     Cash and due from banks                                                      $    14,467,000    $   11,693,000
     Short term investments                                                               171,000           109,000
     Federal funds sold                                                                 5,300,000         6,300,000
                                                                                  ---------------    --------------
         Total cash and cash equivalents                                               19,938,000        18,102,000

     Securities available for sale                                                     52,054,000        45,148,000
     Securities held to maturity (fair value of $26,183,000 at
       December 31, 2001 and $14,942,000 at December 31, 2000)                         25,979,000        14,524,000
     Federal Home Loan Bank stock                                                         785,000           785,000

     Total loans                                                                      587,248,000       429,804,000
     Allowance for loan losses                                                         (8,494,000)       (6,302,000)
                                                                                  ----------------   --------------
         Total loans, net                                                             578,754,000       423,502,000

     Premises and equipment, net                                                        9,557,000         4,119,000
     Accrued interest receivable                                                        2,811,000         2,758,000
     Other assets                                                                       8,804,000         3,808,000
                                                                                  ---------------    --------------

         Total assets                                                             $   698,682,000    $  512,746,000
                                                                                  ===============    ==============


LIABILITIES AND SHAREHOLDERS' EQUITY
     Deposits
         Noninterest-bearing                                                      $    43,162,000    $   27,368,000
         Interest-bearing                                                             525,915,000       398,372,000
                                                                                  ---------------    --------------
              Total                                                                   569,077,000       425,740,000

     Securities sold under agreements to repurchase                                    36,485,000        32,151,000
     Other borrowed money                                                                 239,000            57,000
     Accrued expenses and other liabilities                                             5,418,000         6,944,000

     Guaranteed preferred beneficial interests in the
       Corporation's subordinated debentures                                           16,000,000        16,000,000
                                                                                  ---------------    --------------
              Total liabilities                                                       627,219,000       480,892,000

     Shareholders' equity
         Preferred stock, no par value; 1,000,000 shares
           authorized, none issued
         Common stock, no par value; 9,000,000 shares
           authorized; 5,147,791 and 2,596,102 shares issued
           and outstanding at December 31, 2001 and 2000                               69,406,000        29,936,000
         Retained earnings                                                              1,649,000         1,628,000
         Accumulated other comprehensive income                                           408,000           290,000
                                                                                  ---------------    --------------
              Total shareholders' equity                                               71,463,000        31,854,000
                                                                                  ---------------    --------------

              Total liabilities and shareholders' equity                          $   698,682,000    $  512,746,000
                                                                                  ===============    ==============


          See accompanying notes to consolidated financial statements.

                        CONSOLIDATED STATEMENTS OF INCOME
                  Years ended December 31, 2001, 2000 and 1999

                                                                        2001            2000              1999
                                                                        ----            ----              ----
Interest income
   Loans, including fees                                          $   39,852,000    $  33,057,000    $   20,410,000
   Investment securities                                               4,217,000        3,206,000         1,925,000
   Federal funds sold                                                    546,000          567,000           406,000
   Short-term investments                                                  4,000            5,000            26,000
                                                                  --------------    -------------    --------------
     Total interest income                                            44,619,000       36,835,000        22,767,000

Interest expense
   Deposits                                                           25,437,000       21,619,000        12,040,000
   Short-term borrowings                                               1,186,000        1,369,000           835,000
   Long-term borrowings                                                1,578,000        1,572,000           455,000
                                                                  --------------    -------------    --------------
     Total interest expense                                           28,201,000       24,560,000        13,330,000
                                                                  --------------    -------------    --------------

NET INTEREST INCOME                                                   16,418,000       12,275,000         9,437,000

Provision for loan losses                                              2,370,000        1,854,000         1,961,000
                                                                  --------------    -------------    --------------

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES                   14,048,000       10,421,000         7,476,000

Noninterest income
   Service charges on accounts                                           529,000          346,000           202,000
   Letter of credit fees                                                 379,000          391,000           267,000
   Mortgage loan referral fees                                           401,000          175,000           208,000
   Gain on sale of loans                                                       0           50,000            13,000
   Gain (loss) on sale of securities                                     207,000         (275,000)                0
   Interest rate swap termination fee                                          0          275,000                 0
   Other income                                                          363,000          230,000           157,000
                                                                  --------------    -------------    --------------
     Total noninterest income                                          1,879,000        1,192,000           847,000

Noninterest expense
   Salaries and benefits                                               5,712,000        4,274,000         3,256,000
   Occupancy                                                             627,000          510,000           413,000
   Furniture and equipment                                               514,000          440,000           350,000
   Data processing                                                       446,000          435,000           335,000
   Advertising                                                           248,000          197,000           158,000
   Other expense                                                       1,907,000        1,659,000         1,376,000
                                                                  --------------    -------------    --------------
     Total noninterest expenses                                        9,454,000        7,515,000         5,888,000
                                                                  --------------    -------------    --------------

INCOME BEFORE FEDERAL INCOME TAX AND CUMULATIVE
  EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE                             6,473,000        4,098,000         2,435,000

Federal income tax expense                                             1,990,000        1,303,000           292,000
                                                                  --------------    -------------    --------------

INCOME BEFORE CUMULATIVE EFFECT OF CHANGE IN
  ACCOUNTING PRINCIPLE                                                 4,483,000        2,795,000         2,143,000

Cumulative effect of change in accounting principle
  (net of taxes)                                                               0                0           (42,000)
                                                                  --------------    -------------    --------------

NET INCOME                                                        $    4,483,000    $   2,795,000    $    2,101,000
                                                                  ==============    =============    ==============

Earnings per share before cumulative effect of change
 in accounting principle:
   Basic                                                             $  1.17          $  1.03           $  0.79
                                                                     =======          =======           =======
   Diluted                                                           $  1.15          $  1.02           $  0.78
                                                                     =======          =======           =======

Per share cumulative effect of change in accounting principle        $  0.00          $  0.00           $  0.02
                                                                     =======          =======           =======

Earnings per share:
   Basic                                                             $  1.17          $  1.03           $  0.77
                                                                     =======          =======           =======
   Diluted                                                           $  1.15          $  1.02           $  0.76
                                                                     =======          =======           =======


          See accompanying notes to consolidated financial statements.

           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                  Years ended December 31, 2001, 2000 and 1999

                                                                                    Accumulated
                                                                     Retained          Other             Total
                                                   Common            Earnings      Comprehensive     Shareholders'
                                                    Stock            (Deficit)     Income/(Loss)        Equity
                                                    -----            ---------     -------------        ------
BALANCES, JANUARY 1, 1999                      $    28,182,000    $   (1,514,000)  $      32,000   $     26,700,000

Comprehensive income:
    Net income                                                         2,101,000                          2,101,000
    Change in net unrealized gain (loss)
      on securities available for sale,
      net of reclassification and tax effect                                            (833,000)          (833,000)
                                                                                                   ----------------
       Total comprehensive income                                                                         1,268,000
                                               ---------------    --------------   -------------   ----------------

BALANCES, DECEMBER 31, 1999                         28,182,000           587,000        (801,000)        27,968,000


Payment of 5% stock dividend                         1,754,000        (1,754,000)

Comprehensive income:
    Net income                                                         2,795,000                          2,795,000
    Change in net unrealized gain (loss)
      on securities available for sale,
      net of reclassification and tax effect                                           1,091,000          1,091,000
                                                                                                   ----------------
       Total comprehensive income                                                                         3,886,000
                                               ---------------    --------------   -------------   ----------------

BALANCES, DECEMBER 31, 2000                         29,936,000         1,628,000         290,000         31,854,000


Sale of 2,306,600 shares of common
    stock, net of issuance costs                    35,009,000                                           35,009,000

Payment of 5% stock dividend                         4,461,000        (4,462,000)                            (1,000)

Comprehensive income:
    Net income                                                         4,483,000                          4,483,000
    Change in net unrealized gain (loss)
      on securities available for sale,
      net of reclassification and tax effect                                             118,000            118,000
                                                                                                   ----------------
       Total comprehensive income                                                                         4,601,000
                                               ---------------    --------------   -------------   ----------------

BALANCES, DECEMBER 31, 2001                    $    69,406,000    $    1,649,000   $     408,000   $     71,463,000
                                               ===============    ==============   =============   ================


          See accompanying notes to consolidated financial statements.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  Years ended December 31, 2001, 2000 and 1999

                                                                       2001             2000              1999
                                                                       ----             ----              ----
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income                                                    $     4,483,000   $    2,795,000   $     2,101,000
   Adjustments to reconcile net income
     to net cash from operating activities
     Depreciation and amortization                                       651,000          590,000           539,000
     Provision for loan losses                                         2,370,000        1,854,000         1,961,000
     Gain on sale of loans                                                     0          (50,000)          (13,000)
     (Gain)/loss on sale of securities                                  (207,000)         275,000                 0
     Net change in
       Accrued interest receivable                                       (53,000)        (915,000)         (695,000)
       Other assets                                                   (5,215,000)        (828,000)       (2,870,000)
       Accrued expenses and other liabilities                         (1,526,000)       4,325,000         2,118,000
                                                                 ----------------  --------------   ---------------
         Net cash from operating activities                              503,000        8,046,000         3,141,000

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of:
     Securities available for sale                                   (38,542,000)     (19,817,000)      (17,765,000)
     Securities held to maturity                                     (11,555,000)      (7,473,000)       (7,057,000)
     Federal Home Loan Bank stock                                              0                0          (785,000)
   Proceeds from:
     Sales of securities available for sale                           12,843,000        6,718,000                 0
     Maturities and repayments of securities
       available for sale                                             19,240,000        3,498,000         6,526,000
     Maturities and repayments of securities
       held to maturity                                                  102,000                0                 0
   Loan originations and payments, net                              (157,622,000)    (121,920,000)     (123,354,000)
   Purchases of premises and equipment, net                           (5,994,000)      (1,099,000)       (1,926,000)
                                                                 ----------------  ---------------  ----------------
       Net cash from investing activities                           (181,528,000)    (140,093,000)     (144,361,000)

CASH FLOWS FROM FINANCING ACTIVITIES
   Net increase in deposits                                          143,337,000      130,912,000       122,831,000
   Proceeds from the sale of trust preferred securities                        0                0        16,000,000
   Net proceeds from sale of common stock                             35,009,000                0                 0
   Fractional shares                                                      (1,000)               0                 0
   Net increase in other borrowed money                                  182,000           43,000            14,000
   Net increase in securities sold under agreements
     to repurchase                                                     4,334,000        5,544,000         9,569,000
                                                                 ---------------   --------------   ---------------
     Net cash from financing activities                              182,861,000      136,499,000       148,414,000
                                                                 ---------------   --------------   ---------------

Net change in cash and cash equivalents                                1,836,000        4,452,000         7,194,000

Cash and cash equivalents at beginning of period                      18,102,000       13,650,000         6,456,000
                                                                 ---------------   --------------   ---------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                       $    19,938,000   $   18,102,000   $    13,650,000
                                                                 ===============   ==============   ===============

Supplemental disclosures of cash flow information
   Cash paid during the year for
     Interest                                                    $    29,717,000   $   20,382,000   $    11,797,000
     Federal income tax                                                2,713,000        1,693,000         1,621,000
   Cash received during the year for
     Gain on termination of interest rate swap                                 0          275,000                 0


          See accompanying notes to consolidated financial statements.

                           MERCANTILE BANK CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2001 and 2000


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation: The consolidated financial statements include the accounts of Mercantile Bank Corporation ("Mercantile") and its two wholly-owned subsidiaries, Mercantile Bank of West Michigan ("Bank"), and its wholly-owned subsidiaries, Mercantile Bank Mortgage Company ("Mortgage Company") and Mercantile BIDCO, Inc. ("Mercantile BIDCO"), and MBWM Capital Trust I ("Capital Trust"), after elimination of significant intercompany transactions and accounts.

Nature of Operations: Mercantile was incorporated on July 15, 1997 to establish and own the Bank based in Grand Rapids, Michigan. The Bank is a community-based financial institution. The Bank began operations on December 15, 1997, after several months of work by incorporators and employees in preparing applications with the various regulatory agencies and obtaining insurance and building space. The Bank's primary deposit products are checking, savings, and term certificate accounts, and its primary lending products are commercial, residential mortgage, and installment loans. Substantially all loans are secured by specific items of collateral including business assets, real estate and consumer assets. Commercial loans are expected to be repaid from cash flow from operations of businesses. Real estate loans are secured by both commercial and residential real estate. The Bank's loan accounts are primarily with customers located in western Michigan, within Kent County and western Ottawa County. The Bank's retail deposits are also from customers located in western Michigan. As an alternative source of funds, the Bank has also issued certificates to depositors outside of the Bank's primary market area. Substantially all revenues are derived from banking products and services.

Capital Trust was formed in September 1999. All of the common securities of this special purpose trust are owned by Mercantile. Capital Trust exists solely to issue capital securities. For financial reporting purposes, Capital Trust is reported as a subsidiary and is consolidated into the financial statements of Mercantile. The capital securities are presented as a separate line item on the consolidated balance sheet as guaranteed preferred beneficial interests in Mercantile's subordinated debentures.

Mortgage Company was formed during 2000. A wholly-owned subsidiary of the Bank, the Mortgage Company was established to increase the profitability and efficiency of the mortgage loan operations. The Mortgage Company initiated business on October 24, 2000 via the Bank's contribution of most of its residential mortgage loan portfolio and participation interests in certain commercial mortgage loans. On the same date the Bank also transferred its residential mortgage origination function to the Mortgage Company. Mortgage loans originated and held by the Mortgage Company are serviced by the Bank pursuant to a servicing agreement.

On February 7, 2002, Mercantile BIDCO, a wholly-owned subsidiary of the Bank, was granted a license by the Michigan Office of Financial and Insurance Services to operate as a Michigan Business and Industrial Development Company, a non-depository Michigan financial institution. Mercantile BIDCO offers equipment lease financing, asset based loans, junior debt facilities and other financing where equity features may be part of the facility pricing.

Mercantile filed an election to become a financial holding company pursuant to Title I of the Gramm-Leach-Bliley Act and implementing Federal Reserve Board regulations effective March 23, 2000.

Use of Estimates: To prepare financial statements in conformity with accounting principles generally accepted in the United States of America, management makes estimates and assumptions based on available information. These estimates and assumptions affect the amounts reported in the financial statements and the disclosures provided, and future results could differ. The allowance for loan losses and the fair values of financial instruments are particularly subject to change.



                                   (Continued)

                           MERCANTILE BANK CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2001 and 2000


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Securities: Securities classified as held to maturity are carried at amortized cost when management has the positive intent and ability to hold them to maturity. Securities available for sale consist of those securities which might be sold prior to maturity due to changes in interest rates, prepayment risks, yield and availability of alternative investments, liquidity needs or other factors. Securities classified as available for sale are reported at fair value with unrealized holding gains or losses reported in other comprehensive income. Other securities such as Federal Home Loan Bank stock are carried at cost.

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





                                   (Continued)

                           MERCANTILE BANK CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2001 and 2000


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Cumulative Effect of Change in Accounting Principle: In 1998, the Accounting Standards Executive Committee (AcSEC) of the American Institute of Certified Public Accountants promulgated Statement of Position (SOP) 98-5. This SOP provides guidance on the financial reporting of start-up costs and organization costs. It requires cost of start-up activities and organization costs to be expensed as incurred. Initial application of this SOP should be reported as a cumulative effect of a change in accounting principle. Mercantile elected to adopt the provisions of SOP 98-5 on January 1, 1999. Included in the December 31, 1999 Consolidated Statement of Income is a charge to operations of $42,000 reported as a cumulative effect of change in accounting principle.

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

Stock Compensation: Employee compensation expense under stock option plans is reported if options are granted below market price at grant date. Pro forma disclosures of net income and earnings per share are shown using the fair value method of SFAS No. 123 to measure expense for options granted using an option pricing model to estimate fair value.

Income Taxes: Income tax expense is the total of the current year income tax due or refundable and the change in deferred tax assets and liabilities. Deferred tax assets and liabilities are the expected future tax amounts for the temporary differences between the carrying amounts and tax bases of assets and liabilities, computed using enacted tax rates. A valuation allowance, if needed, reduces deferred tax assets to the amount expected to be realized.

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

Earnings Per Share: Basic earnings per share is based on weighted average common shares outstanding during the period. Diluted earnings per share include the dilutive effect of additional potential common shares issuable under stock options. Earnings per share are restated for all stock dividends, including the 5% stock dividend paid on February 1, 2002 and February 1, 2001. The fair value of shares issued in stock dividends is transferred from retained earnings to common stock.


                                   (Continued)

                           MERCANTILE BANK CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2001 and 2000


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Comprehensive Income: Comprehensive income consists of net income and other comprehensive income. Other comprehensive income includes unrealized gains and losses on securities available for sale which are also recognized as separate components of equity.

New Accounting Pronouncements: A new accounting standard requires all business combinations to be recorded using the purchase method of accounting for any transaction initiated after June 30, 2001. Under the purchase method, all identifiable tangible and intangible assets and liabilities of the acquired company must be recorded at fair value at date of acquisition, and the excess of cost over fair value of net assets acquired is recorded as goodwill. Identifiable intangible assets must be separated from goodwill. Identifiable intangible assets with finite useful lives will be amortized under the new standard, whereas goodwill, both amounts previously recorded and future amounts purchased, will cease being amortized starting in 2002. Annual impairment testing will be required for goodwill with impairment being recorded if the carrying amount of goodwill exceeds its implied fair value. Adoption of this standard on January 1, 2002 did not have a material effect on Mercantile's financial statements.

Reclassifications: Some items in the prior year financial statements were reclassified to conform to the current presentation.

Derivatives: All derivative instruments are recorded at their fair values. If derivative instruments are designated as hedges of fair values, both the change in the fair value of the hedge and the hedged item are included in current earnings. Fair value adjustments related to cash flow hedges are recorded in other comprehensive income and reclassified to earnings when the hedged transaction is reflected in earnings. Ineffective portions of hedges are reflected in earnings as they occur.

Operating Segments: While Mercantile's chief decision-makers monitor the revenue streams of the various products and services offered, the identifiable segments are not material and operations are managed and financial performance is evaluated on a company-wide basis. Accordingly, all of Mercantile's financial service operations are considered by management to be aggregated in one reportable operating segment.





                                   (Continued)

                           MERCANTILE BANK CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2001 and 2000


NOTE 2 - SECURITIES

The amortized cost and fair values of securities at year-end were as follows:

                                                                       Gross          Gross
                                                  Amortized         Unrealized     Unrealized            Fair
                                                    Cost               Gains         Losses             Values
                                                    ----               -----         ------             ------
AVAILABLE FOR SALE

2001
----
     U.S. Government agency
       debt obligations                        $       972,000    $     10,000    $           0    $        982,000
     Mortgage-backed securities                     49,964,000         778,000         (183,000)         50,559,000
     Municipal revenue bonds                           500,000          13,000                0             513,000
                                               ---------------    ------------    -------------    ----------------

                                               $    51,436,000    $    801,000    $    (183,000)   $     52,054,000
                                               ===============    ============    ==============   ================
2000
----
     U.S. Government agency
       debt obligations                        $     9,800,000    $    137,000    $     (60,000)   $      9,877,000
     Mortgage-backed securities                     33,908,000         475,000         (117,000)         34,266,000
     Municipal revenue bonds                         1,000,000           5,000                0           1,005,000
                                               ---------------    ------------    -------------    ----------------

                                               $    44,708,000    $    617,000    $    (177,000)   $     45,148,000
                                               ===============    ============    =============    ================

                                                                       Gross          Gross
                                                  Amortized        Unrecognized   Unrecognized           Fair
                                                    Cost               Gains         Losses             Values
                                                    ----               -----         ------             ------
HELD TO MATURITY

2001
----
     Municipal general obligation bonds        $    21,686,000    $    471,000     $   (246,000)   $     21,911,000
     Municipal revenue bonds                         4,293,000          37,000          (58,000)          4,272,000
                                               ---------------    ------------     -------------   ----------------

                                               $    25,979,000    $    508,000     $   (304,000)   $     26,183,000
                                               ===============    ============     =============   ================
2000
----
     Municipal general obligation bonds        $    13,065,000    $    394,000     $     (1,000)   $     13,458,000
     Municipal revenue bonds                         1,459,000          30,000           (5,000)          1,484,000
                                               ---------------    ------------     ------------    ----------------

                                               $    14,524,000    $    424,000     $     (6,000)   $     14,942,000
                                               ===============    ============     ============    ================

The amortized cost and fair values of debt securities at year-end 2001, by contractual maturity, are shown below. The contractual maturity is utilized below for U.S. Government agency debt obligations and municipal bonds. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity date, primarily mortgage backed securities, are shown separately.



                                   (Continued)

                           MERCANTILE BANK CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2001 and 2000



NOTE 2 - SECURITIES (Continued)

                               --------------Held-to-Maturity-------------- -----------Available-for-Sale------------
                                 Weighted                                     Weighted
                                  Average     Amortized           Fair         Average    Amortized         Fair
                                   Yield        Cost              Value         Yield       Cost            Value
                                   -----        ----              -----         -----       ----            -----
    Due in one year or less       8.78%   $      951,000     $      960,000    6.50%   $     500,000   $      513,000
    Due from one to five years    6.60         3,269,000          3,391,000      NA                0                0
    Due from five to ten years    6.70         6,530,000          6,660,000      NA                0                0
    Due after ten years           6.98        15,229,000         15,172,000    6.55          972,000          982,000
    Mortgage-backed                 NA                 0                  0    6.41       49,964,000       50,559,000
                                          --------------     --------------            -------------   --------------

                                  6.93    $   25,979,000     $   26,183,000    6.41    $  51,436,000   $   52,054,000
                                          ==============     ==============            =============   ==============

During 2001, securities with an aggregate amortized cost basis of $12.8 million were sold, resulting in an aggregate realized gain of $234,000 and an aggregate realized loss of $27,000. During 2000, securities with an aggregate amortized cost basis of $6.7 million were sold, resulting in an aggregate realized loss of $275,000. There were no sales of securities during 1999.

At year-end 2001 and 2000, the amortized cost of securities issued by the state of Michigan and all its political subdivisions totaled $26.0 million and $14.5 million, with an estimated market value of $26.2 million and $14.9 million, respectively. Total securities of any one specific issuer did not exceed 10% of shareholders' equity.

The carrying value of securities that are pledged to secure securities sold under agreements to repurchase and other deposits was $49.5 million and $40.0 million at December 31, 2001 and 2000, respectively.


NOTE 3 - LOANS AND ALLOWANCE FOR LOAN LOSSES

Year-end loans are as follows:

                                                                                                         Percent
                                          December 31, 2001               December 31, 2000             Increase/
                                          Balance            %            Balance           %          (Decrease)
                                          -------            -            -------           -          ----------
     Real Estate:
       Construction and land
         development                  $    62,710,000       10.6%    $    38,815,000        9.0%          61.6%
       Secured by 1 - 4
         family properties                 41,028,000        7.0          33,709,000        7.8           21.7
       Secured by multi-
         family properties                  1,107,000        0.2           2,127,000        0.5          (48.0)
       Secured by nonfarm
         nonresidential properties        269,855,000       46.0         197,018,000       45.9           37.0
     Commercial                           205,839,000       35.1         151,344,000       35.2           36.0
     Consumer                               6,709,000        1.1           6,791,000        1.6           (1.2)
                                      ---------------     ------     ---------------    -------         -------

                                      $   587,248,000      100.0%    $   429,804,000      100.0%         100.0%
                                      ===============     ======     ===============    =======         ======



                                   (Continued)

                           MERCANTILE BANK CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2001 and 2000



NOTE 3 - LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

Activity in the allowance for loan losses is as follows:

                                                                   2001               2000                1999
                                                                   ----               ----                ----
     Beginning balance                                      $     6,302,000     $     4,620,000    $      2,765,000
     Provision for loan losses                                    2,370,000           1,854,000           1,961,000
     Charge-offs                                                   (252,000)           (185,000)           (109,000)
     Recoveries                                                      74,000              13,000               3,000
                                                            ---------------     ---------------    ----------------

         Ending balance                                     $     8,494,000     $     6,302,000    $      4,620,000
                                                            ===============     ===============    ================

Impaired loans were as follows:

                                                                                      2001                2000
                                                                                      ----                ----
     Year-end loans with no allocated allowance for loan losses                 $        80,000    $              0
     Year-end loans with allocated allowance for loan losses                          1,302,000              95,000
                                                                                ---------------    ----------------

                                                                                $     1,382,000    $         95,000
                                                                                ===============    ================

     Amount of the allowance for loan losses allocated                          $       320,000    $         20,000
     Average of impaired loans during the year                                          364,000             139,000

The Bank did not recognize any interest income on impaired loans during 2001, 2000 or 1999.

Concentrations within the loan portfolio were as follows at year-end:

                                                           2 0 0 1                            2 0 0 0
                                                           -------                            -------
                                                                 Percentage of                      Percentage of
                                                  Balance       Loan Portfolio       Balance       Loan Portfolio
                                                  -------       --------------       -------       --------------
     Commercial real estate loans to
       lessors of non-residential
       buildings                               $  81,822,000         13.9%         $  62,089,000        14.4%

NOTE 4 - PREMISES AND EQUIPMENT - NET

Year-end premises and equipment are as follows:

                                                                                     2001               2000
                                                                                     ----               ----
     Land and improvements                                                      $     1,970,000    $      1,135,000
     Buildings and leasehold improvements                                             5,975,000           2,349,000
     Furniture and equipment                                                          3,119,000           1,586,000
                                                                                ---------------    ----------------
                                                                                     11,064,000           5,070,000
     Less:  accumulated depreciation                                                  1,507,000             951,000
                                                                                ---------------    ----------------

                                                                                $     9,557,000    $      4,119,000
                                                                                ===============    ================

Depreciation expense in 2001, 2000 and 1999 totaled $556,000, $441,000 and $323,000, respectively.



                                   (Continued)

                           MERCANTILE BANK CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2001 and 2000


NOTE 5 - DEPOSITS

Deposits at year-end are summarized as follows:

                                                                                                      Percent
                                        December 31, 2001               December 31, 2000            Increase/
                                        -----------------               -----------------
                                       Balance            %            Balance           %          (Decrease)
                                       -------            -            -------           -          ----------
     Noninterest-bearing
        demand                   $     43,162,000         7.6%   $     27,368,000        6.4%           57.7%
     Interest-bearing
        checking                       22,188,000         3.9          12,968,000        3.1            71.1
     Money market                       5,578,000         1.0           5,196,000        1.2             7.4
     Savings                           47,157,000         8.3          36,331,000        8.6            29.8
     Time, under $100,000               6,144,000         1.1           6,165,000        1.4            (0.3)
     Time, $100,000 and
        over                           52,601,000         9.2          38,682,000        9.1            36.0
                                 ----------------    --------    ----------------    -------        --------
                                      176,830,000        31.1         126,710,000       29.8            39.6
     Out-of-area time,
        under $100,000                 83,789,000        14.7          55,260,000       13.0            51.6
     Out-of-area time,
        $100,000 and over             308,458,000        54.2         243,770,000       57.2            26.5
                                 ----------------    --------    ----------------    -------        --------
                                      392,247,000        68.9         299,030,000       70.2            31.2
                                 ----------------    --------    ----------------    -------        --------

                                 $    569,077,000       100.0%   $    425,740,000      100.0%           33.7%
                                 ================    ========    ================    =======        ========

Out-of-area certificates of deposit consist of certificates obtained from depositors outside of the primary market area. As of December 31, 2001, out-of-area certificates of deposit totaling $375.5 million were obtained through deposit brokers, with the remaining $16.7 million obtained directly from the depositors.

The following table depicts the maturity distribution for time deposits at year-end.

                                                                                       2001               2000
                                                                                       ----               ----
     In one year                                                                  $  289,176,000    $   291,074,000
     In two years                                                                    107,469,000         49,585,000
     In three years                                                                   45,386,000          3,196,000
     In four years                                                                        77,000             22,000
     In five years                                                                     8,884,000                  0
                                                                                  --------------    ---------------

                                                                                  $  450,992,000    $   343,877,000
                                                                                  ==============    ===============

The following table depicts the maturity distribution for certificates of deposit with balances of $100,000 or more at year-end.

                                                                                       2001               2000
                                                                                       ----               ----
     Up to three months                                                           $   90,156,000    $    64,939,000
     Three months to six months                                                       69,947,000         65,613,000
     Six months to twelve months                                                      68,981,000        107,354,000
     Over twelve months                                                              131,975,000         44,546,000
                                                                                  --------------    ---------------

                                                                                  $  361,059,000    $   282,452,000
                                                                                  ==============    ===============


                                   (Continued)

                           MERCANTILE BANK CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2001 and 2000



NOTE 6 - SHORT-TERM BORROWINGS

Information relating to short-term borrowings, comprised entirely of securities sold under agreements to repurchase, at year-end is summarized below:

                                                                                       2001               2000
                                                                                       ----               ----
     Outstanding balance at year-end                                              $   36,485,000    $    32,151,000
     Weighted average interest rate at year-end                                             2.21%             4.63%
     Average daily balance during the year                                            34,596,000         29,191,000
     Weighted average interest rate during the year                                         3.42%             4.66%
     Maximum month end balance during the year                                        40,587,000         35,473,000

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


NOTE 7 - FEDERAL INCOME TAXES

The consolidated provision for income taxes is as follows:

                                                                     2001              2000               1999
                                                                     ----              ----               ----
     Current                                                   $    2,838,000     $    1,913,000    $     1,821,000
     Deferred benefit                                                (848,000)          (610,000)          (637,000)
     Change in valuation allowance                                          0                  0           (892,000)
                                                               --------------     --------------    ---------------

         Tax expense                                           $    1,990,000     $    1,303,000    $       292,000
                                                               ==============     ==============    ===============

Income tax expense was less than the amount computed by applying the statutory federal income tax rate to income before income taxes. The reasons for the difference are as follows:

                                                                     2001              2000               1999
                                                                     ----              ----               ----
     Statutory rates                                           $    2,201,000     $    1,393,000    $       828,000
     Increase (decrease) from
       Tax-exempt interest                                           (264,000)          (110,000)           (15,000)
       Valuation allowance                                                  0                  0           (527,000)
       Other expenses                                                  53,000             20,000              6,000
                                                               --------------     --------------    ---------------

         Tax expense                                           $    1,990,000     $    1,303,000    $       292,000
                                                               ==============     ==============    ===============


                                   (Continued)

                           MERCANTILE BANK CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2001 and 2000



NOTE 7 - FEDERAL INCOME TAXES (Continued)

The net deferred tax asset recorded includes the following amounts of deferred tax assets and liabilities:

                                                                                       2001               2000
                                                                                       ----               ----
     Deferred tax assets
         Allowance for loan losses                                                $    2,780,000    $     2,023,000
         Start-up/pre-opening expenses                                                    34,000             60,000
         Deferred loan fees                                                              171,000             91,000
         Deferred compensation                                                            82,000             19,000
         Other                                                                            20,000                  0
                                                                                  --------------    ---------------
                                                                                       3,087,000          2,193,000
     Deferred tax liabilities
         Unrealized gain on securities available for sale                                210,000            154,000
         Accretion                                                                        12,000              8,000
         Depreciation                                                                     71,000             30,000
                                                                                  --------------    ---------------
                                                                                         293,000            192,000
                                                                                  --------------    ---------------

     Net deferred tax asset                                                       $    2,794,000    $     2,001,000
                                                                                  ==============    ===============

A valuation allowance related to deferred tax assets is required when it is considered more likely than not that all or part of the benefits related to such assets will not be realized. Management has determined that no valuation allowance was required at year-end 2001 or 2000.


NOTE 8 - STOCK OPTION PLANS

Stock option plans are used to reward directors and employees and provide them with additional equity interest. Stock options granted to non-employee directors are at 125% of the market price on the date of grant, fully vest after five years and expire ten years from the date of grant. The stock options granted to the non-employee directors are subject to approval of the Independent Director Stock Option Plan by Mercantile shareholders at the April 18, 2002 annual meeting. Stock options granted to employees are granted at the market price on the date of grant, generally fully vest after one year and expire ten years from the date of grant. At year-end 2001, there were 124,942 shares authorized for future option grants. Information about option grants follows.

                                                                                        Weighted
                                                                                         Average
                                                                         Number of      Exercise
                                                                          Options         Price
                                                                          -------         -----
                  Outstanding, beginning of 1999                           134,222      $  10.43
                  Granted                                                        0          0.00
                                                                         ---------      --------
                  Outstanding, end of 1999                                 134,222         10.43
                  Granted                                                   40,613         10.68
                                                                         ---------      --------
                  Outstanding, end of 2000                                 174,835         10.49
                  Granted                                                   44,098         16.50
                                                                         ---------      --------
                  Outstanding, end of 2001                                 218,933      $  11.70
                                                                         =========      ========

              Options exercisable are as follows:
                  Options exercisable at December 31, 1999                  83,140      $   9.76
                  Options exercisable at December 31, 2000                 119,891         10.20
                  Options exercisable at December 31, 2001                 168,553         10.47


                                   (Continued)

                           MERCANTILE BANK CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2001 and 2000



NOTE 8 - STOCK OPTION PLAN (Continued)

                                                                     2001              2000               1999
                                                                     ----              ----               ----
         Minimum exercise price                                $         9.07     $         9.07    $          9.52
         Maximum exercise price                                         19.86              12.36              12.98
         Average remaining option term                              7.3 Years          7.6 Years          8.0 Years

     Estimated fair value of stock options granted:            $      363,000     $      155,000
         Assumptions used:
              Risk-free interest rate                                   4.58%              5.99%
              Expected option life                                   10 Years          10 Years
              Expected stock volatility                                   32%                37%
              Expected dividends                                           0%                 0%

SFAS No. 123, Accounting for Stock Based Compensation, requires proforma disclosures for companies that do not adopt its fair value accounting method for stock-based employee compensation. The following proforma information presents net income and basic and diluted earnings per share had the fair value been used to measure compensation cost for stock option plans. No compensation cost was actually recognized for stock options.

                                                                     2001              2000               1999
                                                                     ----              ----               ----
     Pro-forma income, assuming SFAS 123 fair
       value method was used for stock options:
         Income before cumulative effect of
           change in accounting principle                      $    4,221,000     $    2,681,000    $     2,020,000
         Basic earnings per share before cumulative
           effect of change in accounting principle                      1.10               0.98               0.74
         Diluted earnings per share before cumulative
           effect of change in accounting principle                      1.09               0.98               0.73

         Net income                                            $    4,221,000     $    2,681,000    $     1,978,000
         Basic earnings per share                                        1.10               0.98               0.73
         Diluted earnings per share                                      1.09               0.98               0.72

NOTE 9 - RELATED PARTIES

Certain directors and executive officers of the Bank, including their immediate families and companies in which they are principal owners, were loan customers of the Bank. At year-end 2001 and 2000, the Bank had $7.9 million and $7.1 million in loan commitments to directors and executive officers, of which $3.3 million and $3.9 million were outstanding at year-end 2001 and 2000, respectively, as reflected in the following table.

                                                                                       2001               2000
                                                                                       ----               ----
     Beginning balance                                                            $    3,914,000    $     5,063,000
     New loans                                                                         1,215,000          2,035,000
     Repayments                                                                       (1,806,000)        (3,184,000)
                                                                                  ---------------   ---------------

         Ending balance                                                           $    3,323,000    $     3,914,000
                                                                                  ==============    ===============

Related party deposits and repurchase agreements totaled $13.9 million at year-end 2001 and $13.2 million at year-end 2000.



                                   (Continued)

                           MERCANTILE BANK CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2001 and 2000



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

Fair value of the Bank's off-balance sheet instruments (commitments to extend credit and standby letters of credit) is based on rates currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties' credit standing. At year-end 2001 and 2000, the rates on existing off-balance sheet instruments were substantially equivalent to current market rates, considering the underlying credit standing of the counterparties.

The Bank's maximum exposure to credit losses for loan commitments and standby letters of credit outstanding at year-end was as follows:

                                                                                    2001                 2000
                                                                                    ----                 ----
     Commercial unused lines of credit                                       $     110,787,000    $      87,121,000
     Unused lines of credit secured by 1 - 4 family
       residential properties                                                        8,181,000            7,641,000
     Credit card unused lines of credit                                              6,212,000            4,578,000
     Other consumer unused lines of credit                                           3,965,000            2,062,000
     Commitments to make loans                                                      25,966,000           20,111,000
     Standby letters of credit                                                      36,377,000           36,889,000
                                                                             -----------------    -----------------

                                                                             $     191,488,000    $     158,402,000
                                                                             =================    =================

Mercantile was required to have $1,137,000 and $689,000 of cash on hand or on deposit with the Federal Reserve Bank of Chicago to meet regulatory reserve and clearing requirements at year-end 2001 and 2000. These balances do not earn interest.

The Bank leases its downtown Grand Rapids facility under an operating lease agreement. Total rental expense for the lease for 2001, 2000 and 1999 was $165,000, $161,000 and $156,000, respectively. Future minimum rentals under this lease, which expires on August 31, 2007, as of year-end 2001 are as follows:

                  2002                                                       $         169,000
                  2003                                                                 169,000
                  2004                                                                 169,000
                  2005                                                                 169,000
                  2006                                                                 169,000
                  Thereafter                                                           112,000
                                                                             -----------------

                                                                             $         957,000
                                                                             =================


                                   (Continued)

                           MERCANTILE BANK CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2001 and 2000



NOTE 11 - BENEFIT PLANS

Mercantile has a 401(k) benefit plan that covers substantially all of its employees. Mercantile's 2001, 2000 and 1999 matching 401(k) contribution charged to expense was $173,000, $136,000 and $85,000, respectively. The percent of Mercantile's matching contributions to the 401(k) is determined annually by the Board of Directors. During 1999, the 401(k) benefit plan allowed employee contributions up to 15% of their compensation, which are matched at 100% of the first 4% of the compensation contributed. Matching contributions are immediately vested. The 401(k) benefit plan was amended, effective January 1, 2000, to increase the employer match from 4% of compensation contributed to 5%.

Mercantile has a deferred compensation plan in which all persons serving on the Board of Directors may defer all or portions of annual retainer and meeting fees, with distributions to be paid only upon termination of service as a director. The deferred amounts are categorized on Mercantile's financial statements as long term borrowings. Up until September 30, 2001, the deferred balances were paid interest at a rate equal to 75% of the prime rate, adjusted at the beginning of each calendar quarter. The deferred compensation plan was amended, effective October 1, 2001, to increase the interest rate from 75% of the prime rate to 100% of the prime rate. Interest expense for the plan during 2001, 2000 and 1999 was $6,000, $2,000 and $1,000, respectively.

Mercantile has a non-qualified deferred compensation program in which selected officers may defer all or portions of salary and bonus payments. The deferred amounts are categorized on Mercantile's financial statements as long term borrowings. The deferred balances are paid interest as a rate equal to the prime rate, adjusted at the beginning of each calendar quarter. Interest expense for the plan during 2001 was $2,000.


NOTE 12 - FAIR VALUES OF FINANCIAL INSTRUMENTS

Carrying amount and estimated fair values of financial instruments were as follows at year-end.

                                                            2 0 0 1                            2 0 0 0
                                                            -------                            -------
                                                   Carrying            Fair           Carrying            Fair
                                                    Values            Values           Values            Values
                                                    ------            ------           ------            ------
     Financial assets
         Cash and cash equivalents              $   19,938,000   $    19,938,000   $   18,102,000   $    18,102,000
         Securities available for sale              52,054,000        52,054,000       45,148,000        45,148,000
         Securities held to maturity                25,979,000        26,183,000       14,524,000        14,942,000
         Federal Home Loan Bank stock                  785,000           785,000          785,000           785,000
         Loans, net                                578,754,000       602,442,000      423,502,000       424,690,000
         Accrued interest receivable                 2,811,000         2,811,000        2,758,000         2,758,000

     Financial liabilities
         Deposits                                  569,077,000       576,575,000      425,740,000       424,359,000
         Securities sold under agreements
           to repurchase                            36,485,000        36,485,000       32,151,000        32,151,000
         Accrued interest payable                    4,618,000         4,618,000        6,134,000         6,134,000
         Guaranteed preferred beneficial
           interests in the Corporation's
           subordinated debentures                  16,000,000        18,874,000       16,000,000        11,528,000



                                   (Continued)

                           MERCANTILE BANK CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2001 and 2000



NOTE 12 - FAIR VALUES OF FINANCIAL INSTRUMENTS (Continued)

Carrying amount is the estimated fair value for cash and cash equivalents, Federal Home Loan Bank stock, accrued interest receivable and payable, demand deposits, securities sold under agreements to repurchase, and variable rate loans or deposits that reprice frequently and fully. Security fair values are based on market prices or dealer quotes, and if no such information is available, on the rate and term of the security and information about the issuer. For fixed rate loans or deposits and for variable rate loans or deposits with infrequent repricing or repricing limits, fair value is based on discounted cash flows using current market rates applied to the estimated life and credit risk. Fair value of guaranteed preferred beneficial interests in the Corporation's subordinated debentures is based on current rates for similar financing. Fair value of off balance sheet items is estimated to be nominal.


NOTE 13 - EARNINGS PER SHARE

The factors used in the earnings per share computation follow.

                                                                        2001              2000          1999
                                                                        ----              ----          ----
     Basic
         Net income                                               $    4,483,000    $   2,795,000    $    2,101,000
                                                                  ==============    =============    ==============

         Weighted average common shares outstanding                    3,831,402        2,725,907         2,725,907
                                                                  --------------    -------------    --------------

       Basic earnings per common share                            $         1.17    $        1.03    $         0.77
                                                                  ==============    =============    ==============

     Diluted
         Net income                                               $    4,483,000    $   2,795,000    $    2,101,000
                                                                  ==============    =============    ==============

         Weighted average common shares outstanding for
           basic earnings per common share                             3,831,402        2,725,907         2,725,907

         Add:  Dilutive effects of assumed exercises of
           stock options                                                  58,075            7,680            32,297
                                                                  --------------    -------------    --------------

         Average shares and dilutive potential
           common shares                                               3,889,475        2,733,588         2,758,206
                                                                  ==============    =============    ==============

       Diluted earnings per common share                          $         1.15    $        1.02    $         0.76
                                                                  ==============    =============    ==============


Stock options for 44,098 and 102,071 shares of common stock were not considered in computing diluted earnings per common share for 2001 and 2000, respectively, because they were antidilutive. There were no antidilutive shares in 1999.






                                   (Continued)

                           MERCANTILE BANK CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2001 and 2000



NOTE 14 - TRUST PREFERRED SECURITIES

Capital Trust, a business trust subsidiary of Mercantile, sold 1.6 million Cumulative Preferred Securities ("trust preferred securities") at $10.00 per trust preferred security in a September 1999 offering. The proceeds from the sale of the trust preferred securities were used by MBWM Capital Trust I to purchase an equivalent amount of subordinated debentures from Mercantile. The trust preferred securities carry a fixed rate of 9.60%, have a stated maturity of 30 years, and, in effect, are guaranteed by Mercantile. The securities are redeemable at par after 5 years. Distributions on the trust preferred securities are payable quarterly on January 15, April 15, July 15 and October 15. The first distribution was paid on October 15, 1999. Under certain circumstances, distributions may be deferred for up to 20 calendar quarters. However, during any such deferrals, interest accrues on any unpaid distributions at the rate of 9.60% per annum. The trust preferred securities are carried on Mercantile's consolidated balance sheet as a liability, and the interest expense is recorded on Mercantile's consolidated statement of income.


NOTE 15 - SALE OF COMMON STOCK

During 2001, Mercantile sold in aggregate approximately 2.3 million shares of common stock, raising $35.0 million net of issuance costs. Substantially all of the net proceeds were contributed to the Bank as capital to provide support for asset growth, fund investments in loans and securities and for general corporate purposes.


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








                                   (Continued)

                           MERCANTILE BANK CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2001 and 2000



NOTE 16 - REGULATORY MATTERS (Continued)

At year end, actual capital levels (in thousands) and minimum required levels for Mercantile and the Bank were:

                                                                                             Minimum Required
                                                                                                to be Well
                                                                   Minimum Required          Capitalized Under
                                                                      for Capital            Prompt Corrective
                                               Actual              Adequacy Purposes        Action Regulations
                                        Amount       Ratio         Amount       Ratio        Amount       Ratio
                                        ------       -----         ------       -----        ------       -----
2001
----
   Total capital (to risk
     weighted assets)
       Consolidated                   $    95,430    14.3%      $    53,584      8.0%     $    66,980     10.0%
       Bank                                92,683    13.9            53,404      8.0           66,754     10.0
   Tier 1 capital (to risk
     weighted assets)
       Consolidated                        87,057    13.0            26,797      4.0           40,195      6.0
       Bank                                84,337    12.6            26,708      4.0           40,062      6.0
   Tier 1 capital (to average
     assets)
       Consolidated                        87,057    13.0            26,786      4.0           33,482      5.0
       Bank                                84,337    12.6            26,722      4.0           33,403      5.0

2000
----
   Total capital (to risk
     weighted assets)
       Consolidated                   $    53,685    11.0%      $    39,163      8.0%     $    48,953     10.0%
       Bank                                51,596    10.6            39,017      8.0           48,771     10.0
   Tier 1 capital (to risk
     weighted assets)
       Consolidated                        42,085     8.6            19,589      4.0           29,383      6.0
       Bank                                45,497     9.3            19,517      4.0           29,275      6.0
   Tier 1 capital (to average
     assets)
       Consolidated                        42,085     8.6            19,601      4.0           24,502      5.0
       Bank                                45,497     9.3            19,528      4.0           24,410      5.0

The Bank was categorized as well capitalized at year-end 2001 and 2000.

Federal and state banking laws and regulations place certain restrictions on the amount of dividends the Bank can transfer to Mercantile and on the capital levels that must be maintained. At year-end 2001, under the most restrictive of these regulations (to remain well capitalized), the Bank could distribute approximately $5.9 million to Mercantile as dividends without prior regulatory approval.

The capital levels as of year-end 2001 and year-end 2000 include an adjustment for the 1.6 million trust preferred securities issued by Capital Trust in September 1999 subject to certain limitations. Federal Reserve guidelines limit the amount of trust preferred securities which can be included in Tier 1 capital of Mercantile to 25% of total Tier 1 capital. At year-end 2001, all $16.0 million of the trust preferred securities were included at Tier 1 capital of Mercantile. At year-end 2000, $10.5 million of the $16.0 million of the trust preferred securities were included as Tier 1 capital of Mercantile, with the remaining $5.5 million included as Tier 2 capital, a component of risk-based capital.


                                   (Continued)

                           MERCANTILE BANK CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2001 and 2000



NOTE 17 - OTHER COMPREHENSIVE INCOME (LOSS)

Other comprehensive income (loss) components and related taxes were as follows.

                                                               2001               2000               1999
                                                               ----               ----               ----
     Unrealized holding gains and losses on                $      386,000    $     1,379,000    $   (1,263,000)
       available-for-sale securities
     Reclassification adjustments for gains
       and losses later recognized in income                     (207,000)           275,000                 0
                                                           ---------------   ---------------    --------------
     Net unrealized gains and losses                              179,000          1,654,000        (1,263,000)
     Tax effect                                                   (61,000)          (563,000)          430,000
                                                           ---------------   ---------------    --------------

Other comprehensive income (loss)                          $      118,000    $     1,091,000    $     (833,000)
                                                           ==============    ===============    ==============


NOTE 18 - QUARTERLY FINANCIAL DATA (UNAUDITED)

                                                        Income Before                      Earnings per Share
                                                    Cumulative Effect of               Before Cumulative Effect of
                       Interest       Net Interest  Change in Accounting       Net   Change in Accounting Principle
                        Income           Income           Principle          Income         Basic      Diluted
                        ------           ------           ---------          ------         -----      -------
2001
----
    First quarter     $10,856,000      $ 3,462,000      $  915,000         $ 915,000      $  0.32       $ 0.32
    Second quarter     11,011,000        3,698,000         777,000           777,000         0.24         0.24
    Third quarter      11,530,000        4,352,000       1,338,000         1,338,000         0.31         0.30
    Fourth quarter     11,222,000        4,906,000       1,453,000         1,453,000         0.30         0.29

2000
----
    First quarter     $ 7,864,000      $ 2,797,000      $  500,000         $ 500,000      $  0.18       $ 0.18
    Second quarter      8,848,000        3,004,000         636,000           636,000         0.24         0.24
    Third quarter       9,741,000        3,133,000         778,000           778,000         0.29         0.29
    Fourth quarter     10,382,000        3,341,000         881,000           881,000         0.32         0.31

1999
----
    First quarter     $ 4,532,000      $ 1,930,000      $  394,000         $ 352,000      $  0.14       $ 0.14
    Second quarter      5,212,000        2,265,000         504,000           504,000         0.18         0.18
    Third quarter       6,111,000        2,591,000         562,000           562,000         0.21         0.21
    Fourth quarter      6,912,000        2,651,000         683,000           683,000         0.26         0.25









                                   (Continued)

                           MERCANTILE BANK CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2001 and 2000



NOTE 19 - MERCANTILE BANK CORPORATION (PARENT COMPANY ONLY)
  CONDENSED FINANCIAL STATEMENTS

Following are condensed parent company only financial statements.

                            CONDENSED BALANCE SHEETS

                                                                                     2001                2000
                                                                                     ----                ----
     ASSETS
         Cash and cash equivalents                                              $       626,000    $        627,000
         Investment in subsidiaries                                                  85,250,000          46,292,000
         Other assets                                                                 2,462,000           1,800,000
                                                                                ---------------    ----------------

              Total assets                                                      $    88,338,000    $     48,719,000
                                                                                ===============    ================

     LIABILITIES AND SHAREHOLDERS' EQUITY
         Liabilities                                                            $       380,000    $        370,000
         Guaranteed preferred beneficial interests in the
           Corporation's subordinated debentures                                     16,495,000          16,495,000
         Shareholders' equity                                                        71,463,000          31,854,000
                                                                                ---------------    ----------------

              Total liabilities and shareholders' equity                        $    88,338,000    $     48,719,000
                                                                                ===============    ================

                         CONDENSED STATEMENTS OF INCOME

                                                                        2001              2000            1999
                                                                        ----              ----            ----
   Income
     Dividends from subsidiaries                                  $    1,583,000    $   1,583,000    $      123,000
     Other                                                                22,000           30,000            33,000
                                                                  --------------    -------------    --------------
       Total income                                                    1,605,000        1,613,000           156,000

   Expenses
     Interest expense                                                  1,617,000        1,617,000           468,000
     Other operating expenses                                            543,000          433,000           415,000
                                                                  --------------    -------------    --------------
       Total expenses                                                  2,160,000        2,050,000           883,000
                                                                  --------------    -------------    --------------

   INCOME (LOSS) BEFORE INCOME TAX AND EQUITY IN
     UNDISTRIBUTED NET INCOME (LOSS) OF SUBSIDIARIES                    (555,000)        (437,000)         (727,000)

   Federal income tax expense (benefit)                                 (698,000)        (649,000)         (420,000)

   Equity in undistributed net income of subsidiary                    4,340,000        2,583,000         2,408,000
                                                                  --------------    -------------    --------------

   INCOME BEFORE CUMULATIVE EFFECT OF CHANGE IN
     ACCOUNTING PRINCIPLE                                              4,483,000        2,795,000         2,143,000

   Cumulative effect of change in accounting principle
     (net of applicable taxes)                                                 0                0           (42,000)
                                                                  --------------    -------------    --------------

   NET INCOME                                                     $    4,483,000    $   2,795,000    $    2,101,000
                                                                  ==============    =============    ==============

                                   (Continued)

                           MERCANTILE BANK CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2001 and 2000



NOTE 19 - MERCANTILE BANK CORPORATION (PARENT COMPANY ONLY) CONDENSED FINANCIAL STATEMENTS (Continued)

                        CONDENSED STATEMENT OF CASH FLOWS

                                                                       2001             2000              1999
                                                                       ----             ----              ----
   CASH FLOWS FROM OPERATING ACTIVITIES
     Net income                                                   $    4,483,000    $   2,795,000    $    2,101,000
     Adjustments to reconcile net income to net
       cash from operating activities
       Equity in undistributed (income) loss of subsidiary            (4,340,000)      (2,583,000)       (2,408,000)
       Capital investment into Mercantile Bank of
         West Michigan                                               (34,500,000)               0       (14,828,000)
       Change in other assets                                           (662,000)        (267,000)       (1,451,000)
       Change in other liabilities                                        10,000           12,000           347,000
                                                                  --------------    -------------    --------------
         Net cash from operating activities                          (35,009,000)         (44,000)      (16,239,000)

   CASH FLOWS FROM FINANCING ACTIVITIES
     Net proceeds from sale of common stock                           35,009,000                0                 0
     Fraction shares paid                                                 (1,000)               0                 0
     Proceeds from the sale of trust preferred securities
       and issuance of debentures                                              0                0        16,495,000
     Investment in common stock of MBWM Capital Trust I                        0                0          (495,000)
                                                                  --------------    -------------    ---------------
       Net cash from financing activities                             35,008,000                0        16,000,000
                                                                  --------------    -------------    --------------

   Net change in cash and cash equivalents                                (1,000)         (44,000)         (239,000)

   Cash and cash equivalents at beginning of period                      626,000          671,000           910,000
                                                                  --------------    -------------    --------------

   CASH AND CASH EQUIVALENTS AT END OF PERIOD                     $      626,000    $     627,000    $      671,000
                                                                  ==============    =============    ==============

                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 21, 2002.

                                        MERCANTILE BANK CORPORATION



                                        /s/ Gerald R. Johnson, Jr.
                                        --------------------------
                                        Gerald R. Johnson, Jr.
                                        Chairman of the Board and Chief
                                        Executive Officer



         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 21, 2002.

/s/ Betty S. Burton                                          /s/ Susan K. Jones
-------------------                                          ------------------
Betty S. Burton, Director                                    Susan K. Jones, Director

/s/ David M. Cassard                                         /s/ Lawrence W. Larsen
--------------------                                         ----------------------
David M. Cassard, Director                                   Lawrence W. Larsen, Director

/s/ Edward J. Clark                                          /s/ Calvin D. Murdock
-------------------                                          ---------------------
Edward J. Clark, Director                                    Calvin D. Murdock, Director

/s/ Peter A. Cordes                                          /s/ Michael H. Price
-------------------                                          --------------------
Peter A. Cordes, Director                                    Michael H. Price, Director, President and Chief
                                                             Operating Officer

/s/ C. John Gill                                             /s/ Dale J. Visser
----------------                                             ------------------
C. John Gill, Director                                       Dale J. Visser, Director

/s/ Doyle A. Hayes                                           /s/ Donald Williams
------------------                                           -------------------
Doyle A. Hayes, Director                                     Donald Williams, Director

/s/ David M. Hecht                                           /s/ Robert M. Wynalda
------------------                                           ---------------------
David M. Hecht, Director                                     Robert M. Wynalda, Director

/s/ Gerald R. Johnson, Jr.                                   /s/ Charles E. Christmas
--------------------------                                   ------------------------
Gerald R. Johnson, Jr., Chairman of the Board  and           Charles E. Christmas, Senior Vice President, Chief
Chief Executive Officer (principal executive officer)        Financial Officer and Treasurer (principal financial
                                                             and accounting officer)

EXHIBIT INDEX

    EXHIBIT NO.                         EXHIBIT DESCRIPTION

       3.1 Our Articles of Incorporation are incorporated by reference to exhibit 3.1 of our Registration Statement on Form SB-2 (Commission File no. 333-33081) that became effective on October 23, 1997

       3.2 Our Bylaws are incorporated by reference to exhibit 3.2 of our Registration Statement on Form SB-2 (Commission File No. 333-33081) that became effective on October 23, 1997

      10.1 Our 1997 Employee Stock Option Plan is incorporated by reference to exhibit 10.1 of our Registration Statement on Form SB-2 (Commission File No. 333-33081) that became effective on October 23, 1997 (management contract or compensatory plan)

      10.2 Lease Agreement between our bank and Division Avenue Partners, L.L.C. dated August 16, 1997, is incorporated by reference to exhibit 10.2 of our Registration Statement on Form SB-2 (Commission File No. 333-33081) that became effective October 23, 1997

      10.3 Agreement between Fiserve Solution, Inc. and our bank dated September 10, 1997, is incorporated by reference to exhibit 10.3 of our Registration Statement on Form SB-2 (Commission File No. 333-33081) that became effective on October 23, 1997.

      10.4 Agreement between our bank and Visser Brothers Construction Inc. dated November 16,1998, on modified Standard Form of Agreement Between Owner and Construction Manager where the Construction Manager is also the Constructor, is incorporated by reference to exhibit 10.4 of our Annual Report on Form 10-KSB for the fiscal year ended December 31, 1998 (Commission File No. 333-33081)

      10.5 Employment Agreement among Gerald R. Johnson, Jr., the company and our bank dated December 1, 1998, is incorporated by reference to Exhibit 10.4 of our Annual Report on Form 10-KSB for the fiscal year ended December 31, 1998 (Commission File No. 333-33081) (management contract or compensatory plan)

      10.6 Employment Agreement among Michael H. Price, the company and our bank dated December 1, 1998, is incorporated by reference to Exhibit 10.5 of our Annual Report on Form 10-KSB for the fiscal year ended December 31, 1998 (Commission File No. 333-33081) (management contract or compensatory plan)

      10.7 Mercantile Bank of West Michigan Deferred Compensation Plan for Members of the Board of Directors (1999) is incorporated by reference to Exhibit 10.6 of the Registration Statement of the company and our trust on Form SB-2 (Commission File Nos. 333-84313 and 333-84313-01) that became effective on September 13, 1999.

      10.8 Subordinated Indenture dated as of September 17, 1999 between the company and Wilmington Trust Company, as Trustee, relating to 9.60% Junior Subordinated Debentures due 2029 is incorporated by reference to
                        Exhibit 4.1 of the Registration Statement of the company and our trust on Form SB-2 (Commission File Nos. 333-84313 and 333-84313-01) that become effective on September 13, 1999)

      10.9 Amended and Restated Trust Agreement dated as of September 17, 1999 among the company, as depositor, Wilmington Trust Company, as Property Trustee, Wilmington Trust Company, as Delaware Trustee, and the Administrative Trustees is incorporated by reference to
                        Exhibit 4.5 of the Registration Statement of the company and our trust on Form SB-2 (Commission File Nos. 333-84313 and 333-84313-01) that became effective on September 13, 1999

    EXHIBIT NO.                         EXHIBIT DESCRIPTION

      10.10 Preferred Securities Guarantee Agreement between the company and Wilmington Trust Company dated September 17, 1999, is incorporated by reference to Exhibit 4.7 of the Registration Statement of the company and our trust on Form SB-2 (Commission File Nos. 333-84313 and 333-84313-01) that became effective on September 13, 1999

      10.11 Agreement as to Expenses and Liabilities dated as of September 17, 1999, between the company and our trust (included as Exhibit D to Exhibit 10.9)

      10.12 Amended and Restated Employment Agreement dated as of December 31, 1999, among the company, our bank and Gerald R. Johnson, Jr., is incorporated by reference to exhibit 10.12 of our Form 10-KSB for the fiscal year ended December 31, 1999 (Commission File No. 000-26719) (management contract or compensatory plan)

      10.13 Amended and Restated Employment Agreement dated as of December 31, 1999, among the company, our bank and Michael H. Price, is incorporated by reference to exhibit 10.13 of our Form 10-KSB for the fiscal year ended December 31, 1999 (Commission File No. 000-26719) (management contract or compensatory plan)

      10.14 Mercantile Bank Corporation 2000 Employee Stock Option Plan, approved by the shareholders at the annual meeting on April 20, 2000, is incorporated by reference to exhibit 10.14 of our Form 10-K for the fiscal year ended December 31, 2000 (Commission File No. 000-26719)

      10.15 Extension Agreement of Data Processing Contract between Fiserve Solution, Inc. and our bank dated May 12, 2000 extending the agreement between Fiserve Solution, Inc. and our bank dated September 10, 1997, is incorporated by reference to exhibit 10.15 of our Form 10-K for the fiscal year ended December 31, 2000 (Commission File No. 000-26719)

      10.16 Amended and Restated Employment Agreement dated as of October 12, 2000, among the company, our bank and Gerald
                        R. Johnson, Jr., is incorporated by reference to exhibit
                        10.16 of our Form 10-K for the fiscal year ended December 31, 2000 (Commission File No. 000-26719) (management contract or compensatory plan)

      10.17 Amended and Restated Employment Agreement dated as of October 12, 2000, among the company, our bank and Michael H. Price, is incorporated by reference to exhibit 10.17 of our Form 10-K for the fiscal year ended December 31, 2000 (Commission File No. 000-26719) (management contract or compensatory plan)

      10.18 Employment Agreement dated as of October 12, 2000, among the company, our bank and Robert B. Kaminski, is incorporated by reference to exhibit 10.18 of our Form 10-K for the fiscal year ended December 31, 2000 (Commission File No. 000-26719) (management contract or compensatory plan)

      10.19 Employment Agreement dated as of October 12, 2000, among the company, our bank and Charles E. Christmas, is incorporated by reference to exhibit 10.19 of our Form 10-K for the fiscal year ended December 31, 2000 (Commission File No. 000-26719) (management contract or compensatory plan)

      10.20 Agreement between our bank and C.D. Barnes dated October 28, 2000, on Amendment to Standard Form of Agreement Between Owner and Construction Manager where the Construction Manager is also the Constructor, is incorporated by reference to exhibit 10.20 of our Form 10-K for the fiscal year ended December 31, 2000 (Commission File No. 000-26719)

      10.21 Amended and Restated Employment Agreement dated as of October 18, 2001, among the company, our bank and Gerald
                        R. Johnson, Jr. (management contract or compensatory plan)

    EXHIBIT NO.                         EXHIBIT DESCRIPTION

      10.22 Amended and Restated Employment Agreement dated as of October 18, 2001, among the company, our bank and Michael H. Price (management contract or compensatory plan)

      10.23 Employment Agreement dated as of October 18, 2001, among the company, our bank and Robert B. Kaminski (management contract or compensatory plan)

      10.24 Employment Agreement dated as of October 18, 2001, among the company, our bank and Charles E. Christmas (management contract or compensatory plan)

         21             Subsidiaries of the company

         23             Consent of Independent Accountants