Form 10-Q
period 2002-03-31
MERCANTILE BANK CORP
filed 2002-05-10
CIK 1042729

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended March 31, 2002

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

                 5650 BYRON CENTER AVENUE SW, WYOMING, MI 49509
                    (Address of principal executive offices)

                                 (616) 406-3777
                           (Issuer's telephone number)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                         Yes   X           No
                             -----           -----

At May 9, 2002, there were 5,148,342 shares of Common Stock outstanding.

                           MERCANTILE BANK CORPORATION


                                      INDEX



PART I.       Financial Information                                                                    Page No.
              ---------------------                                                                    --------
              Item 1.   Financial Statements

              Consolidated Balance Sheets -
                  March 31, 2002 (Unaudited) and December 31, 2001...................................        3

              Consolidated Statements of Income and Comprehensive Income -
                  Three Months Ended March 31, 2002 (Unaudited) and
                  March 31, 2001 (Unaudited).........................................................        4

              Consolidated Statement of Changes in Shareholders' Equity -
                   Three Months Ended March 31, 2002 (Unaudited) and
                   March 31, 2001 (Unaudited)........................................................        5

              Consolidated Statements of Cash Flows -
                  Three Months Ended March 31, 2002 (Unaudited) and
                  March 31, 2001 (Unaudited).........................................................        6

              Notes to Consolidated Financial Statements (Unaudited).................................        7

              Item 2.  Management's Discussion and Analysis of Financial
                Condition and Results of Operations..................................................       13

              Item 3.  Quantitative and Qualitative Disclosures About Market Risk....................       21


PART II.      Other Information
              -----------------

              Item 1.  Legal Proceedings.............................................................       24

              Item 2.  Changes in Securities and Use of Proceeds.....................................       24

              Item 3.  Defaults upon Senior Securities...............................................       24

              Item 4.  Submission of Matters to a Vote of Security Holders...........................       24

              Item 5.  Other Information.............................................................       24

              Item 6.  Exhibits and Reports on Form 8-K..............................................       24

              Signatures.............................................................................       25

                           MERCANTILE BANK CORPORATION
                           CONSOLIDATED BALANCE SHEETS

                                                                                   March 31,         December 31,
                                                                                     2002                2001
                                                                                     ----                ----
                                                                                  (Unaudited)
ASSETS
     Cash and due from banks                                                    $    15,305,000    $     14,467,000
     Short-term investments                                                             183,000             171,000
     Federal funds sold                                                               1,500,000           5,300,000
                                                                                ---------------    ----------------
         Total cash and cash equivalents                                             16,988,000          19,938,000

     Securities available for sale                                                   48,067,000          52,054,000
     Securities held to maturity (fair value of $28,309,000 at
       March 31, 2002 and $26,183,000 at December 31, 2001)                          28,049,000          25,979,000
     Federal Home Loan Bank stock                                                       785,000             785,000

     Total loans                                                                    621,301,000         587,248,000
     Allowance for loan and lease losses                                             (8,925,000)         (8,494,000)
                                                                                ---------------    ----------------
         Total loans, net                                                           612,376,000         578,754,000

     Premises and equipment, net                                                      9,967,000           9,557,000
     Accrued interest receivable                                                      3,171,000           2,811,000
     Other assets                                                                     8,653,000           8,804,000
                                                                                ---------------    ----------------

         Total assets                                                           $   728,056,000    $    698,682,000
                                                                                ===============    ================

LIABILITIES AND SHAREHOLDERS' EQUITY
     Deposits
         Noninterest-bearing                                                    $    39,771,000    $     43,162,000
         Interest-bearing                                                           556,205,000         525,915,000
                                                                                ---------------    ----------------
              Total deposits                                                        595,976,000         569,077,000

     Securities sold under agreements to repurchase                                  37,273,000          36,485,000
     Other borrowed money                                                               406,000             239,000
     Accrued expenses and other liabilities                                           5,630,000           5,418,000
     Guaranteed preferred beneficial interests in the
         Corporation's subordinated debentures                                       16,000,000          16,000,000
                                                                                ---------------    ----------------
              Total liabilities                                                     655,285,000         627,219,000

Shareholders' equity
     Preferred stock, no par value; 1,000,000 shares
         authorized, none issued
     Common stock, no par value: 9,000,000 shares authorized;
         5,148,342 shares outstanding at March 31, 2002 and 5,147,791
         shares outstanding at December 31, 2001                                     69,397,000          69,406,000
     Retained earnings                                                                3,253,000           1,649,000
     Accumulated other comprehensive income                                             121,000             408,000
                                                                                ---------------    ----------------
              Total shareholders' equity                                             72,771,000          71,463,000
                                                                                ---------------    ----------------

              Total liabilities and shareholders' equity                        $   728,056,000    $    698,682,000
                                                                                ===============    ================


          See accompanying notes to consolidated financial statements.

                           MERCANTILE BANK CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME
                            AND COMPREHENSIVE INCOME
                                   (Unaudited)

                                                                                   Three Months       Three Months
                                                                                       Ended              Ended
                                                                                     March 31,          March 31,
                                                                                       2002               2001
                                                                                       ----               ----
Interest income
     Loans, including fees                                                        $    9,907,000    $     9,576,000
     Investment securities                                                             1,097,000          1,060,000
     Federal funds sold                                                                   35,000            218,000
     Short-term investments                                                                1,000              1,000
                                                                                  --------------    ---------------
         Total interest income                                                        11,040,000         10,855,000

Interest expense
     Deposits                                                                          5,409,000          6,665,000
     Short-term borrowings                                                               201,000            335,000
     Long-term borrowings                                                                396,000            393,000
                                                                                  --------------    ---------------
         Total interest expense                                                        6,006,000          7,393,000
                                                                                  --------------    ---------------

NET INTEREST INCOME                                                                    5,034,000          3,462,000

Provision for loan and lease losses                                                      460,000            450,000
                                                                                  --------------    ---------------

NET INTEREST INCOME AFTER PROVISIONS
   FOR LOAN AND LEASE LOSSES                                                           4,574,000          3,012,000

Noninterest income
     Service charges on accounts                                                         194,000            102,000
     Net gain on sales of securities                                                     149,000            100,000
     Other income                                                                        226,000            207,000
                                                                                  --------------    ---------------
         Total noninterest income                                                        569,000            409,000

Noninterest expense
     Salaries and benefits                                                             1,678,000          1,244,000
     Occupancy                                                                           265,000            128,000
     Furniture and equipment                                                             173,000            107,000
     Other expense                                                                       749,000            594,000
                                                                                  --------------    ---------------
         Total noninterest expenses                                                    2,865,000          2,073,000
                                                                                  --------------    ---------------

INCOME BEFORE FEDERAL INCOME TAX EXPENSE                                               2,278,000          1,348,000

Federal income tax expense                                                               674,000            433,000
                                                                                  --------------    ---------------

NET INCOME                                                                        $    1,604,000    $       915,000
                                                                                  ==============    ===============

COMPREHENSIVE INCOME                                                              $    1,317,000    $     1,136,000
                                                                                  ==============    ===============

Basic earnings per share                                                          $         0.31    $          0.33
                                                                                  ==============    ===============

Diluted earnings per share                                                        $         0.31    $          0.32
                                                                                  ==============    ===============

Average basic shares outstanding                                                       5,148,128          2,809,861
                                                                                  ==============    ===============

Average diluted shares outstanding                                                     5,234,129          2,850,964
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

                           MERCANTILE BANK CORPORATION
                           CONSOLIDATED STATEMENTS OF
                         CHANGES IN SHAREHOLDERS' EQUITY
                                   (Unaudited)

                                                                                    Accumulated
                                                                                       Other             Total
                                                  Common             Retained      Comprehensive     Shareholders'
                                                   Stock             Earnings         Income            Equity
                                                   -----             --------         ------            ------
BALANCE, JANUARY 1, 2001                     $     29,936,000    $     1,629,000    $   290,000    $     31,855,000

Comprehensive income:
     Net income for the period from
       January 1, 2001 through
       March 31, 2001                                                    915,000                            915,000

     Change in net unrealized gain
       (loss) on securities available
       for sale, net of reclassifications
       and tax effect                                                                   221,000             221,000
                                                                                                   ----------------
         Total comprehensive income                                                                       1,136,000

Common stock sale, February 21, 2001                1,006,000                                             1,006,000

Common stock sale, March 22, 2001                   5,833,000                                             5,833,000
                                             ----------------    ---------------    -----------    ----------------

BALANCE, MARCH 31, 2001                      $     36,775,000    $     2,544,000    $   511,000    $     39,830,000
                                             ================    ===============    ===========    ================


BALANCE, JANUARY 1, 2002                     $     69,406,000    $     1,649,000    $   408,000    $     71,463,000

Comprehensive income:
     Net income for the period from
       January 1, 2002 through
       March 31, 2002                                                  1,604,000                          1,604,000

     Change in net unrealized gain
       (loss) on securities available
       for sale, net of reclassifications
       and tax effect                                                                  (287,000)           (287,000)
                                                                                                   ----------------
         Total comprehensive income                                                                       1,317,000

Stock option exercise                                   6,000                                                 6,000

Issuance costs from December 2001
   common stock sale                                  (15,000)                                              (15,000)
                                             ----------------    ---------------    -----------    ----------------

BALANCE, MARCH 31, 2002                      $     69,397,000    $     3,253,000    $   121,000    $     72,771,000
                                             ================    ===============    ===========    ================


          See accompanying notes to consolidated financial statements.

                           MERCANTILE BANK CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                 Three Months        Three Months
                                                                                     Ended               Ended
                                                                                   March 31,           March 31,
                                                                                     2002                2001
                                                                                     ----                ----
CASH FLOWS FROM OPERATING ACTIVITIES
     Net income                                                                 $     1,604,000    $        915,000
     Adjustments to reconcile net income
       to net cash from operating activities
         Depreciation and amortization                                                  301,000              62,000
         Provision for loan and lease losses                                            460,000             450,000
         Net gain on sale of securities                                                (149,000)           (100,000)
         Net change in:
              Accrued interest receivable                                              (360,000)           (171,000)
              Other assets                                                              262,000            (221,000)
              Accrued expenses and other liabilities                                    212,000             388,000
                                                                                ---------------    ----------------
                  Net cash from operating activities                                  2,330,000           1,323,000

CASH FLOWS FROM INVESTING ACTIVITIES
     Loan originations and payments, net                                            (34,082,000)        (29,911,000)
     Purchases of:
         Securities available for sale                                              (11,877,000)        (10,363,000)
         Securities held to maturity                                                 (2,071,000)         (1,098,000)
         Premises and equipment                                                        (627,000)           (748,000)
     Proceeds from:
         Sales of available for sale securities                                      10,572,000           5,362,000
         Maturities, calls and repayments of available
           for sale securities                                                        4,960,000           4,597,000
                                                                                ---------------    ----------------
                  Net cash from investing activities                                (33,125,000)        (32,161,000)

CASH FLOWS FROM FINANCING ACTIVITIES
     Net increase in deposits                                                        26,899,000          41,353,000
     Net proceeds from sale of common stock                                                   0           6,839,000
     Stock option exercise                                                                6,000                   0
     Issuance costs of prior period common stock sale                                   (15,000)                  0
     Net increase in other borrowed money                                               167,000              38,000
     Net increase (decrease) in securities sold under
       agreements to repurchase                                                         788,000          (2,099,000)
                                                                                ---------------    ----------------
         Net cash from financing activities                                          27,845,000          46,131,000
                                                                                ---------------    ----------------

Net change in cash and cash equivalents                                              (2,950,000)         15,293,000

Cash and cash equivalents at beginning of period                                     19,938,000          18,102,000
                                                                                ---------------    ----------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                      $    16,988,000    $     33,395,000
                                                                                ===============    ================

Supplemental disclosures of cash flow information
   Cash paid during the period for:
         Interest                                                               $     5,462,000    $      7,175,000
         Federal income tax                                                                   0             196,000

          See accompanying notes to consolidated financial statements.

                           MERCANTILE BANK CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


1.   BASIS OF PRESENTATION:

     The unaudited financial statements for the three months ended March 31, 2002 include the consolidated results of operations of Mercantile Bank Corporation and its consolidated subsidiaries. These subsidiaries include Mercantile Bank of West Michigan ("our bank"), our bank's two wholly-owned subsidiaries, Mercantile Bank Mortgage Company ("our mortgage company") and Mercantile BIDCO, Inc. ("our BIDCO"), and our subsidiary MBWM Capital Trust I ("the trust"). These consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and Item 303(b) of Regulation S-K and do not include all disclosures required by accounting principles generally accepted in the United States of America for a complete presentation of our financial condition and results of operations. In the opinion of management, the information reflects all adjustments (consisting only of normal recurring adjustments) which are necessary in order to make the financial statements not misleading and for a fair presentation of the results of operations for such periods. The results for the period ended March 31, 2002 should not be considered as indicative of results for a full year. For further information, refer to the consolidated financial statements and footnotes included in our annual report on Form 10-K for the year ended December 31, 2001.


2.   LOANS

     Our total loans at March 31, 2002 were $621.3 million compared to $587.2 million at December 31, 2001, an increase of $34.1 million, or 5.8%. The components of our outstanding balances at March 31, 2002 and December 31, 2001, and percentage increase in loans from the end of 2001 to the end of the first quarter 2002 are as follows:

                                                                                                        Percent
                                            March 31, 2002              December 31, 2001              Increase/
                                        Balance           %           Balance          %              (Decrease)
                                        -------           -           -------          -              ----------
                                                              (dollars in thousands)
       Real Estate:
         Construction and
            land development          $    77,329        12.4%     $    62,710        10.6%               23.3%
         Secured by 1 - 4
            family properties              40,735         6.6           41,028         7.0                (0.7)
         Secured by multi-
            family properties               1,761         0.3            1,107         0.2                59.1
         Secured by nonfarm
            nonresidential
            properties                    285,566        46.0          269,855        46.0                 5.8
       Commercial                         209,101        33.6          205,839        35.1                 1.6
       Consumer                             6,809         1.1            6,709         1.1                 1.5
                                      -----------    --------      -----------     -------             -------

                                      $   621,301       100.0%     $   587,248       100.0%                5.8%
                                      ===========    ========      ===========     =======             =======



                                   (Continued)

                           MERCANTILE BANK CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)



3.   ALLOWANCE FOR LOAN AND LEASE LOSSES

     The following is a summary of the activity in our allowance for loan and lease losses account for the three months ended March 31:

                                                                                       2002               2001
                                                                                       ----               ----

         Balance at January 1                                                     $    8,494,000    $     6,302,000
              Charge-offs                                                                (93,000)           (20,000)
              Recoveries                                                                  64,000             33,000
              Provision for loan and lease losses                                        460,000            450,000
                                                                                  --------------    ---------------

         Balance at March 31                                                      $    8,925,000    $     6,765,000
                                                                                  ==============    ===============



4.   PREMISES AND EQUIPMENT, NET

     Premises and equipment are comprised of the following:

                                                                                     March 31,        December 31,
                                                                                       2002               2001
                                                                                       ----               ----
         Land and improvements                                                    $    1,979,000    $     1,970,000
         Buildings and leasehold improvements                                          5,982,000          5,975,000
         Furniture and equipment                                                       3,730,000          3,119,000
                                                                                  --------------    ---------------
                                                                                      11,691,000         11,064,000
         Less accumulated depreciation                                                 1,723,000          1,507,000
                                                                                  --------------    ---------------

         Premises and equipment, net                                              $    9,967,000    $     9,557,000
                                                                                  ==============    ===============

     Depreciation expense for the first quarter 2002 amounted to $216,000.





                                   (Continued)

                           MERCANTILE BANK CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


5.   DEPOSITS

     Our total deposits at March 31, 2002 were $596.0 million compared to $569.1 million at December 31, 2001, an increase of $26.9 million, or 4.7%. The components of our outstanding balances at March 31, 2002 and December 31, 2001, and percentage increase in deposits from the end of 2001 to the end of the first quarter 2002 are as follows:

                                                                                                      Percent
                                          March 31, 2002              December 31, 2001              Increase/
                                        Balance           %           Balance          %            (Decrease)
                                        -------           -           -------          -            ----------
                                                              (dollars in thousands)
         Noninterest-bearing
            demand                    $    39,771         6.7%     $    43,162         7.6%               (7.9)%
         Interest-bearing
            checking                       21,344         3.6           22,188         3.9                (3.8)
         Money market                       6,085         1.0            5,578         1.0                 9.1
         Savings                           50,055         8.4           47,157         8.3                 6.1
         Time, under  $100,000              6,637         1.1            6,144         1.1                 8.0
         Time, $100,000 and
            over                           53,294         8.9           52,601         9.2                 1.3
                                      -----------    --------      -----------     -------             -------
                                          177,186        29.7          176,830        31.1                 0.2
         Out-of-area time,
            under $100,000                 83,474        14.0           83,789        14.7                (0.4)
         Out-of-area time,
            $100,000 and over             335,316        56.3          308,458        54.2                 8.7
                                      -----------    --------      -----------     -------             -------
                                          418,790        70.3          392,247        68.9                 6.8
                                      -----------    --------      -----------     -------             -------

         Total deposits               $   595,976       100.0%     $   569,077       100.0%                4.7%
                                      ===========    ========      ===========     =======             =======

6.   SHORT-TERM BORROWINGS

     Information relating to our securities sold under agreements to repurchase follows:

                                                                                March 31,         December 31,
                                                                                  2002                2001
                                                                                  ----                ----

         Outstanding balance at end of period                                $  37,273,000       $  36,485,000
         Average interest rate at end of period                                       2.21%               2.21%

         Average balance during the period                                   $  36,465,000       $  34,596,000
         Average interest rate during the period                                      2.21%               3.42%

         Maximum month end balance during the period                         $  37,273,000       $  40,587,000

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



                                   (Continued)
                                                                              9.

                           MERCANTILE BANK CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


7.   COMMITMENTS AND OFF-BALANCE SHEET RISK

     Our bank is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of our customers. These financial instruments include commitments to extend credit and standby letters of credit. Loan commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Standby letters of credit are conditional commitments issued by our bank to guarantee the performance of a customer to a third party. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.

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

     A summary of the notional or contractual amounts of our financial instruments with off-balance sheet risk at March 31, 2002 and December 31, 2001 follows:

                                                                                    March 31,         December 31,
                                                                                      2002                2001
                                                                                      ----                ----
         Commercial unused lines of credit                                      $   110,896,000    $    110,787,000
         Unused lines of credit secured by 1 - 4 family
            residential properties                                                   10,356,000           8,181,000
         Credit card unused lines of credit                                           5,231,000           6,212,000
         Other consumer unused lines of credit                                        3,793,000           3,965,000
         Commitments to make loans                                                   36,018,000          25,966,000
         Standby letters of credit                                                   38,922,000          36,377,000
                                                                                ---------------    ----------------

                                                                                $   205,216,000    $    191,488,000
                                                                                ===============    ================


8.   REGULATORY MATTERS

     We are subject to regulatory capital requirements administered by federal banking agencies. Capital adequacy guidelines and prompt corrective action regulations involve quantitative measures of assets, liabilities, and certain off-balance sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators about components, risk weightings, and other factors, and the regulators can lower classifications in certain cases. Failure to meet various capital requirements can initiate regulatory action that could have a direct material effect on our financial statements.




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

     Our actual capital levels (dollars in thousands) and minimum required levels were:

                                                                                             Minimum Required
                                                                                                to be Well
                                                                   Minimum Required          Capitalized Under
                                                                      for Capital            Prompt Corrective
                                               Actual              Adequacy Purposes        Action Regulations
                                               ------              -----------------        ------------------
                                        Amount       Ratio         Amount       Ratio        Amount       Ratio
                                        ------       -----         ------       -----        ------       -----
     March 31, 2002
     --------------
       Total capital (to risk
         weighted assets)
          Consolidated                $    97,471    13.8%      $    56,447      8.0%     $    70,559     10.0%
          Bank                             94,712    13.5            56,318      8.0           70,397     10.0
       Tier 1 capital (to risk
         weighted assets)
          Consolidated                     88,650    12.6            28,228      4.0           42,342      6.0
          Bank                             85,911    12.2            28,164      4.0           42,246      6.0
       Tier 1 capital (to
         average assets)
          Consolidated                     88,650    12.3            28,807      4.0           36,009      5.0
          Bank                             85,911    12.0            28,722      4.0           35,902      5.0

     December 31, 2001
     -----------------
       Total capital (to risk
         weighted assets)
          Consolidated                $    95,430    14.3%      $    53,584      8.0%     $    66,980     10.0%
          Bank                             92,683    13.9            53,404      8.0           66,754     10.0
       Tier 1 capital (to risk
         weighted assets)
          Consolidated                     87,057    13.0            26,797      4.0           40,195      6.0
          Bank                             84,337    12.6            26,708      4.0           40,062      6.0
       Tier 1 capital (to
         average assets)
          Consolidated                     87,057    13.0            26,786      4.0           33,482      5.0
          Bank                             84,337    12.6            26,722      4.0           33,403      5.0

     We were categorized as well capitalized at March 31, 2002 and year-end
2001.



                                   (Continued)

                           MERCANTILE BANK CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

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

     The company's capital levels as of March 31, 2002 include an adjustment for the 1.6 million trust preferred securities issued by the trust subject to certain limitations. Federal Reserve guidelines limit the amount of trust preferred securities which can be included in our Tier 1 capital to 25% of total Tier 1 capital. As of March 31, 2002, the entire $16.0 million of the trust preferred securities were included as Tier 1 capital.

     Our and our bank's ability to pay cash and stock dividends is subject to limitations under various laws and regulations and to prudent and sound banking practices. We declared a 5% stock dividend on January 7, 2002, that was paid on February 1, 2002 to record holders as of January 18, 2002. We have not paid cash dividends on our common stock since our formation in 1997, and we currently have no intention of doing so in the foreseeable future.

9.   NEW ACCOUNTING PRONOUNCEMENTS

     A new accounting standard dealing with asset retirement obligations will apply for 2003. We do not believe this standard will have a material effect on our financial position or results of operations. Effective January 1, 2002, we adopted a new standard issued by the FASB on impairment and disposal of long-lived assets. We do not believe this standard will have a material effect on our financial position or results of operations.

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

INTRODUCTION
The following discussion compares the financial condition of Mercantile Bank Corporation and its consolidated subsidiaries, Mercantile Bank of West Michigan ("our bank"), our bank's two wholly-owned subsidiaries Mercantile Bank Mortgage Company ("our mortgage company") and Mercantile BIDCO, Inc. ("our BIDCO"), and our subsidiary MBWM Capital Trust I ("the trust"), at March 31, 2002 to December 31, 2001 and the results of operations for the three months ended March 31, 2002 and March 31, 2001. This discussion should be read in conjunction with the interim consolidated financial statements and footnotes included herein. Unless the text clearly suggests otherwise, references in this report to "us," "we," "our" or "the company" include Mercantile Bank Corporation and its consolidated subsidiaries referred to above.

During the first quarter of 2002, we were engaged in preliminary discussions with a few unaffiliated financial institutions to explore the possibility of an acquisition by us. To date the discussions have been exploratory in nature and no likely acquisition candidate has been identified. We expect that such discussions may occur from time-to-time with these or other financial institutions in future periods.

FINANCIAL CONDITION
During the first three months of 2002, assets increased from $698.7 million on December 31, 2001, to $728.1 million on March 31, 2002. This represents a total increase in assets of $29.4 million, or 4.2%. The asset growth was comprised primarily of a $33.6 million increase in net loans. The increase in net loans was primarily funded by $26.9 million growth in deposits, a $3.8 million decline in federal funds sold, a $1.9 million decline in securities and a $1.3 million increase in shareholders' equity.

                           MERCANTILE BANK CORPORATION
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


Commercial loans increased by $34.2 million, or 6.3%, during the first three months of 2002, and at March 31, 2002 totaled $573.8 million, or 92.3% of the total loan portfolio. The continued significant concentration of the loan portfolio in commercial loans and the rapid growth of this portion of business is consistent with our stated strategy of focusing a substantial amount of efforts on "wholesale" banking. Corporate and business lending continues to be an area of expertise of our senior management team, and our eight commercial lenders have over 110 years of combined commercial lending experience. Of each of the loan categories that we originate, commercial loans are the most efficiently originated and managed, thus reducing overhead costs by necessitating the attention of fewer employees. Our commercial lending business generates the greatest amount of local deposits, and it is virtually the only source of significant demand deposits.

Residential mortgage loans declined by $0.3 million and consumer loans increased by $0.1 million during the first three months of 2002. The decline in residential mortgage loans was due primarily to the completion of homes in our construction portfolio, and the referral to other unaffiliated parties of the conventional residential mortgage loans used to pay off the construction loans. As of March 31, 2002, residential mortgage loans and consumer loans totaled a combined $47.5 million, or 7.7% of the total loan portfolio. Although the residential mortgage loan and consumer loan portfolios are expected to increase in future periods, given our wholesale banking strategy, the commercial sector of the lending efforts and resultant assets are expected to remain the dominant loan portfolio category.

The quality of our loan portfolio remains strong. Net loan charge-offs during the first three months of 2002 totaled $29,000, or less than 0.01% of average total loans. Past due loans and nonaccrual loans at March 31, 2002 totaled $646,000, or only 0.10% of period-ending total loans. We believe we have instilled a very strong credit culture within the lending departments as it pertains to the underwriting and administration processes, which in part is reflected in the loan charge-off and delinquency ratios. Over 98% `of the loan portfolio consists of loans extended directly to companies and individuals doing business and residing within our market area. The remaining portion is comprised of commercial loans participated with certain unaffiliated commercial banks outside of the immediate area, which are underwritten using the same underwriting criteria as though our bank was the originating bank.

Deposits increased $26.9 million during the first three months of 2002, totaling $596.0 million at March 31, 2002. Local deposits increased $0.4 million, or 0.2%, while out-of-area deposits increased $26.5 million, or 6.8%. As a percent of total deposits, local deposits decreased from 31.1% on December 31, 2001, to 29.7% at March 31, 2002. Noninterest-bearing demand deposits, comprising 6.7% of total deposits, decreased $3.4 million during the first three months of 2002. Savings deposits (8.4% of total deposits) increased $2.9 million and money market deposit accounts (1.0% of total deposits) increased by $0.5 million during the first three months of 2002, while interest-bearing checking accounts (3.6% of total deposits) decreased by $0.8 million. Local certificates of deposit, comprising 10.0% of total deposits, increased by $1.2 million during the first three months of 2002. The decline in noninterest-bearing demand deposits and interest-bearing checking accounts during the first quarter of 2002 is believed to be primarily seasonal in nature due to business customers making federal income tax payments, paying employee bonuses and other business purposes. No significant local deposit accounts were closed during the quarter.

                           MERCANTILE BANK CORPORATION
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


Out-of-area deposits totaled $418.8 million, or 70.3% of total deposits, as of March 31, 2002. Out-of-area deposits consist of certificates of deposit primarily obtained from depositors located outside the market area and placed by deposit brokers for a fee, but also include certificates of deposit obtained from the deposit owners directly. Out-of-area deposits are utilized to support our asset growth, and are generally a lower cost source of funds when compared to the interest rates that would have to be offered in the local market to generate a sufficient level of funds. During the first three months of 2002 rates paid on new out-of-area certificates of deposit were very similar to rates paid on new certificates of deposit issued to local customers. In addition, the overhead costs associated with the out-of-area deposits are considerably less than the overhead costs that would be incurred to administer a similar level of local deposits. While the business plan anticipated the reliance on out-of-area deposits in the early stages of our development, the longer-term funding strategy is to increase local deposits and lower the reliance on out-of-area deposits. Although local deposits have and are expected to increase as new business, governmental and consumer deposit relationships are established and as existing customers increase their deposit accounts, the relatively high reliance on out-of-area deposits will likely remain.

Securities sold under agreements to repurchase ("repurchase agreements") increased by $0.8 million during the first three months of 2002. As part of our sweep account program, collected funds from certain business noninterest-bearing checking accounts are invested into over-night interest-bearing repurchase agreements. Although not considered a deposit account and therefore not afforded federal deposit insurance, the repurchase agreements have characteristics very similar to that of our business checking deposit accounts.

LIQUIDITY
Liquidity is measured by our ability to raise funds through deposits, borrowed funds, capital or cash flow from the repayment of loans and securities. These monies are used to fund loan requests, meet deposit withdrawals, maintain reserve requirements, and support our operations. Liquidity is primarily achieved through the growth of deposits (both local and out-of-area) and liquid assets such as securities available for sale, matured securities, and federal funds sold. Asset and liability management is the process of managing the balance sheet to achieve a mix of earning assets and liabilities that maximizes profitability, while providing adequate liquidity.

Our liquidity strategy is to fund loan growth with deposits and repurchase agreements and to maintain an adequate level of short- and medium-term investments to meet typical daily loan and deposit activity. Although deposit and repurchase agreement growth from depositors located in the market area have consistently increased, the growth has not been sufficient to meet the substantial loan growth and provide monies for additional investing activities. To assist in providing the additional needed funds, we have regularly obtained certificates of deposit from customers outside of the market area and placed by deposit brokers for a fee, as well as certificates of deposit obtained from the deposit owners directly. As of March 31, 2002, out-of-area deposits totaled $418.8 million, or 66.1% of combined deposits and repurchase agreements, compared to $392.2 million, or 64.8% of combined deposits and repurchase agreements, as of December 31, 2001. Reliance on out-of-area deposits is expected to be ongoing due to our planned future growth.

                           MERCANTILE BANK CORPORATION
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


Our bank has the ability to borrow money on a daily basis through correspondent banks via established federal funds purchased lines; however, this is viewed as only a secondary and temporary source of funds and our bank was generally in a federal funds sold position during the first quarter of 2002. The average balance of federal funds purchased during the first three months of 2002 equaled $0.4 million, compared to an $8.4 million average federal funds sold position.

As a member of the Federal Home Loan Bank of Indianapolis ("FHLBI"), our bank has access to the FHLBI's borrowing programs. Based on ownership of FHLBI stock and available collateral at March 31, 2002, our bank could borrow up to approximately $20.0 million. Our bank has yet to use its established borrowing line at the FHLBI. Subsequent to March 31, 2002, the FHLBI announced a new borrowing program that allows its members to pledge commercial real estate loans for advances. Subject to meeting certain financial condition and capital requirements, members will be permitted to borrow up to $1 for every $3 of eligible commercial real estate loans. Using commercial real estate loan balances as of March 31, 2002, under this new program our bank would be able to borrow an additional $90.0 million. It is expected that this new borrowing program will be available for our use by June 30, 2002.

The company has been extended a $5.0 million unsecured line of credit from a correspondent bank. Proceeds from the credit facility may be used for working capital, investment in our bank or acquisition of financial institutions. The line of credit, which has yet to be utilized, matures on February 28, 2003.

In addition to typical loan funding and deposit flow, we must maintain liquidity to meet the demands of certain unfunded loan commitments and standby letters of credit. As of March 31, 2002, our bank had a total of $166.3 million in unfunded loan commitments and $38.9 million in unfunded standby letters of credit. Of the total unfunded loan commitments, $130.3 million were commitments available as lines of credit to be drawn at any time as customers' cash needs vary, and $36.0 million were for loan commitments scheduled to close and become funded within the next three months. We monitor fluctuations in loan balances and commitment levels, and include such data in managing overall liquidity.

CAPITAL RESOURCES
Shareholders' equity is a noninterest-bearing source of funds that provides support for asset growth. Shareholders' equity increased by $1.3 million during the first three months of 2002, from $71.5 million on December 31, 2001, to $72.8 million at March 31, 2002. The increase is attributable to net income of $1.6 million recorded during the first quarter of 2002. Shareholders' equity was negatively impacted during the first quarter of 2002 by a $0.3 million mark-to-market adjustment for available for sale securities as defined in SFAS No. 115. The adjustment was due to the increase in the interest rate environment during the first three months of 2002.

In September 1999 the company, through the trust, issued 1.6 million shares of trust preferred securities at $10.00 per share. Substantially all of the net proceeds were contributed to our bank as capital and were used to support growth in assets, fund investments in loans and securities, and for general corporate purposes. Although not part of shareholder's equity, subject to certain limitations the trust preferred securities are considered a component of capital for purposes of calculating regulatory capital ratios. At March 31, 2002, the entire $16.0 million of trust preferred securities were included as Tier 1 capital.

                           MERCANTILE BANK CORPORATION
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


We are subject to regulatory capital requirements primarily administered by federal banking regulatory agencies. Failure to meet the various capital requirements can initiate regulatory action that could have a direct material effect on the financial statements. Since our bank commenced operations, both the company and our bank have been categorized as "Well Capitalized," the highest classification contained within the banking regulations. The capital ratios of the company and our bank as of March 31, 2002 and December 31, 2001 are disclosed under Note 8 of the Notes to Consolidated Financial Statements.

Our and our bank's ability to pay cash and stock dividends is subject to limitations under various laws and regulations and to prudent and sound banking practices. We declared a 5% stock dividend on January 7, 2002, which was paid on February 1, 2002 to record holders as of January 18, 2002. We have not paid cash dividends on our common stock since our formation in 1997, and we currently have no intention of doing so in the foreseeable future.

RESULTS OF OPERATIONS
Net income for the first quarter of 2002 was $1.6 million ($0.31 per basic and diluted share), which represents a 75.3% increase over net income of $0.9 million ($0.33 per basic share and $0.32 per diluted share) recorded during the first quarter of 2001. The 6.1% decline in basic earnings per share and the 3.1% decline in diluted earnings per share is due to the dilution impact of the common stock sales completed during 2001. Average basic and diluted shares outstanding during the first quarter of 2002 were up 83.2% and 83.6% over the levels during the same time period in 2001, respectively. The improvement in net income was primarily the result of an increase in net interest income, higher noninterest income and greater employee efficiency.

Interest income during the first quarter of 2002 was $11.0 million, an increase of 1.7% over the $10.9 million earned during the first quarter of 2001. The growth in interest income is primarily attributable to an increase in earning assets. During the first three months of 2002 earning assets averaged $692.2 million, a level significantly higher than the average earning assets of $521.5 million during the same time period in 2001. Increase in total loans and securities accounted for all of the growth in average earning assets. Negatively impacting the growth in interest income was the decline in yield on earning assets. During the first three months of 2002 and 2001, earning assets had a weighted average rate (tax equivalent-adjusted basis) of 6.55% and 8.51%, respectively. The decrease in weighted average yield was primarily due to the overall decline in market interest rates since the beginning of 2001, in part evidenced by the 475 basis point drop in the prime rate since January 3, 2001.

Interest expense during the first quarter of 2002 was $6.0 million, a decrease of 18.8% from the $7.4 million expensed during the first quarter of 2001. The decrease in interest expense is primarily attributable to a decline in market interest rates and increase in shareholders' equity, which more than offset the increase in interest-bearing liabilities necessitated by the growth in assets. During the first three months of 2002 interest-bearing liabilities averaged $604.0 million, a level substantially higher than average interest-bearing liabilities of $469.7 million during the same time period in 2001. Increase in interest-bearing deposits accounted for 95.3% of the growth in average interest-bearing liabilities. Positively impacting interest expense was the substantial decline in the cost of interest-bearing liabilities. During the first three months of 2002 and 2001, interest-bearing liabilities had a weighted average rate of 4.03% and 6.38%, respectively. The decrease was primarily due to the aforementioned overall decline in market interest rates since the beginning of 2001. Also positively impacting interest expense was the growth in shareholders' equity, which increased from an average balance of $33.6 million during the first quarter of 2001 to $72.4 million during the first quarter of 2002 due to common stock sales and net income.

                           MERCANTILE BANK CORPORATION
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


Net interest income during the first quarter of 2002 was $5.0 million, an increase of 45.4% over the $3.5 million earned during the first quarter of 2001. The increase in net interest income was due to the growth in earning assets and improved net interest margin. The net interest margin increased from 2.76% during the first three months of 2001 to 3.03% during the first three months of 2002, primarily reflecting the overall positive impact of the decreasing interest rate environment since the beginning of 2001 and common stock sales completed during 2001.

The following table sets forth certain information relating to our consolidated average interest earning assets and interest-bearing liabilities and reflects the average yield on assets and average cost of liabilities for the first quarter of 2002 and 2001. Such yields and costs are derived by dividing income or expense by the average daily balance of assets or liabilities, respectively, for the period presented. For tax-exempt securities interest income and yield have been computed on a tax equivalent basis using a marginal tax rate of 34%.

                                                          Quarters ended March 31,
                           ---------------------2 0 0 2---------------   --------------------2 0 0 1---------------
                                Average                       Average         Average                      Average
                                Balance        Interest        Rate           Balance       Interest        Rate
                                -------        --------        ----           -------       --------        ----
                                                           (dollars in thousands)
Loans                      $      606,065   $      9,907       6.63      $      442,647   $       9,576      8.77%
Investment securities              77,538          1,236       6.46              62,622           1,143      7.30
Federal funds sold                  8,424             35       1.69              16,096             218      5.43
Short term investments                194              1       1.25                 110               1      4.44
                           --------------   ------------    -------      --------------   -------------   -------
   Total interest - earning
     assets                       692,221         11,179       6.55             521,475          10,938      8.51

Allowance for loan
  losses                           (8,751)                                       (6,536)
Other assets                       36,696                                        22,047
                           --------------                                --------------

   Total assets            $      720,166                                $      536,986
                           ==============                                ==============


Interest-bearing deposits  $      550,840   $      5,409       3.98      $      422,824   $       6,665      6.39%
Short-term borrowings              36,880            201       2.21              30,853             335      4.41
Long-term borrowings               16,309            396       9.73              16,057             393      9.81
                           --------------   ------------    -------      --------------   -------------   -------
   Total interest-bearing
     liabilities                  604,029          6,006       4.03             469,734           7,393      6.38

Noninterest-bearing
  deposits                         38,874                                        26,637
Other liabilities                   4,888                                         7,004
Shareholders' equity               72,375                                        33,611
                           --------------   ------------    -------      --------------   -------------   -------

   Total liabilities and
     shareholders' equity  $      720,166                                $      536,986
                           ==============                                ==============

Net interest income                         $      5,173                                  $       3,545
                                            ============                                  =============
Net interest rate spread                                       2.52%                                      2.13%
Net interest spread on average assets                          2.91                                       2.68
Net interest margin on earning assets                          3.03                                       2.76

                           MERCANTILE BANK CORPORATION
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS



Provisions to the allowance for loan and lease losses during the first quarter of 2002 were $460,000, compared to the $450,000 that was expensed during the first quarter of 2001. Net loan charge-offs of $29,000 were recorded during the first three months of 2002, compared to a net recovery of $13,000 during the same time period in 2001. The allowance for loan and lease losses as a percentage of total loans outstanding as of March 31, 2002 was 1.44%, compared to 1.45% at December 31, 2001.

In each accounting period, the allowance for loan and lease losses is adjusted to the amount believed necessary to maintain the allowance for loan and lease losses at adequate levels. Through the loan review and credit departments, we attempt to allocate specific portions of the allowance for loan and lease losses based on specifically identifiable problem loans. The evaluation of the allowance for loan and lease losses is further based on, although not limited to, consideration of the internally prepared Loan Loss Reserve Analysis ("Reserve Analysis"), composition of the loan portfolio, third party analysis of the loan administration processes and loan portfolio and general economic conditions. In addition, the rapid loan growth since our inception is taken into account.

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

Noninterest income, excluding the net gains on sales of securities, during the first quarter of 2002 was $420,000, an increase of $111,000, or 35.9%, over the amount earned during the same period in 2001. Service charge income on deposit and repurchase agreements increased $92,000 (90.2%) during the first quarter of 2002 over that earned in the comparable time period in 2001 due primarily to new accounts opened during the last 12 months and a reduction of the earnings credit rate. Reflecting the declining interest rate environment and resulting increase in residential mortgage loan refinancings, fees earned on referring residential mortgage loan applicants to various third parties increased $15,000 (18.3%). Noninterest income related to the cash surrender value of bank owned life insurance policies ("BOLI") totaled $45,000 during the first quarter of 2002. Purchased at various intervals during mid-2001, the BOLI policies represent a combination of whole life and term life insurance and were purchased as part of our non-qualified deferred compensation program. Letter of credit fees declined $72,000 during the first three months of 2002 when compared to the first three months of 2001, reflecting the reduction in letter of credit issuances and resulting origination fees.

As part of our interest rate risk management program, during the first quarter of 2002 we sold ten mortgage-backed securities with an aggregate par value of $10.2 million, resulting in a net gain of $149,000. The underlying mortgage loans of the mortgage-backed securities generally had 25 to 30 years to final maturity and exhibited a relatively high level of extension risk in an increasing interest rate environment. The proceeds of the sold bonds were re-invested into five mortgage-backed securities, the underlying mortgage loans of which have 10 to 15 years to final maturity and would expect to have a much lower level of extension risk in a rising interest rate environment when compared to the bonds that were sold. As a result of this bond swap transaction, we would expect a higher level of principal payments if a rising interest rate environment occurs than we would have otherwise received, providing a higher level of funds that could be re-invested in the higher interest rate environment.

                           MERCANTILE BANK CORPORATION
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


Noninterest expense during the first quarter of 2002 was $2.9 million, an increase of 38.2% over the $2.1 million expensed during the first quarter of 2001. An increase in all major overhead cost categories was recorded, but was primarily related to employee salaries and benefits and the opening of our new administration and combination branch/operations center in the latter part of 2001. The increase in employee salaries and benefits primarily resulted from the hiring of additional staff and merit annual pay raises. The level of full-time equivalent employees increased from 73 at the end of the first quarter in 2001 to 101 at the end of the first quarter in 2002, an increase of 38.4%. Occupancy and furniture and equipment costs increased from $235,000 during the first quarter of 2001 to $438,000 during the first quarter of 2002, or 86.4%. A vast majority of this increase is related to our new facilities that opened in September and October of 2001. General overhead costs have also increased, reflecting the additional expenses required to administer the significantly increased asset base.

While the dollar volume of noninterest costs has increased, as a percent of average assets the level has substantially declined as a result of our growth and the realization of operating efficiencies. Monitoring and controlling noninterest costs, while at the same time providing high quality service to customers, is a key component to our business strategy. The efficiency ratio, computed by dividing noninterest expenses by net interest income plus noninterest income, was 51.1% during the first three months of 2002, a 4.5% improvement from the 53.5% during the first three months of 2001. Although noninterest expenses increased by $0.8 million during the first three months of 2002 over the amount expensed during the first three months of 2001, net revenues (net interest income plus noninterest income) increased at a substantially higher level of $1.7 million during the same time period, leading to an improved efficiency ratio and overall profitability.

Federal income tax expense was $674,000 during the first three months of 2002, a significant increase over the $433,000 expensed in the first three months of 2001. The increase was primarily due to the increase in net income before federal income tax. During the first three months of 2002, net income before federal income tax was $2.3 million, a significant increase over the $1.3 million recorded during the first three months of 2001.

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

We use two interest rate risk measurement techniques. The first, which is commonly referred to as GAP analysis, measures the difference between the dollar amounts of interest sensitive assets and liabilities that will be refinanced or repriced during a given time period. A significant repricing gap could result in a negative impact to our net interest margin during periods of changing market interest rates. The following table depicts our GAP position as of March 31, 2002 (dollars in thousands):

                           MERCANTILE BANK CORPORATION
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


                                             Within        Three to        One to           After
                                              Three         Twelve          Five            Five
                                             Months         Months          Years           Years          Total
                                             ------         ------          -----           -----          -----
Assets:
     Commercial loans                     $   243,647     $    26,115    $   299,568    $     4,427     $   573,757
     Residential real estate loans             15,167           1,275         14,562          9,731          40,735
     Consumer loans                             1,738           1,147          3,854             70           6,809
     Investment securities (1)                  1,488           1,657         33,909         39,847          76,901
     Federal funds sold                         1,500                                                         1,500
     Short-term investments                       183                                                           183
     Allowance for loan and
        lease losses                                                                         (8,925)         (8,925)
     Other assets                                                                            37,096          37,096
                                          -----------     -----------    -----------    -----------     -----------
Total Assets                                  263,723          30,194        351,893         82,246         728,056

Liabilities:
     Interest-bearing checking                 21,344                                                        21,344
     Savings                                   50,055                                                        50,055
     Money market accounts                      6,085                                                         6,085
     Time deposits less than $100,000          24,286          38,951         26,874                         90,111
     Time deposits $100,000 and over          110,755         139,031        138,824                        388,610
     Short-term borrowings                     37,273                                                        37,273
     Long-term borrowings                         406                                        16,000          16,406
     Noninterest-bearing checking                                                            39,771          39,771
     Other liabilities                                                                        5,630           5,630
                                          -----------     -----------    -----------    -----------     -----------
Total Liabilities                             250,204         177,982        165,698         61,401         655,285

Shareholders' Equity                                                                         72,771          72,771
                                          -----------     -----------    -----------    -----------     -----------
Total Sources of Funds                        250,204         177,982        165,698        134,172         728,056
                                          -----------     -----------    -----------    -----------     -----------

Net asset (liability) GAP                 $    13,519     $  (147,788)   $   186,195    $   (51,926)
                                          ===========     ===========    ===========    ===========

Cumulative GAP                            $    13,519     $  (134,269)   $    51,926
                                          ===========     ===========    ===========

Percent of cumulative GAP to
  total assets                                    1.9%          (18.4)%          7.1%
                                          ===========     ===========    ===========

(1) Mortgage-backed securities are categorized by expected final maturities based upon prepayment trends as of March 31, 2002

The second interest rate risk measurement we use is commonly referred to as net interest income simulation analysis. We believe that this methodology provides a more accurate measurement of interest rate risk than the GAP analysis, and therefore, serves as our primary interest rate risk measurement technique. The simulation model assesses the direction and magnitude of variations in net interest income resulting from potential changes in market interest rates. Key assumptions in the model include prepayment speeds on various loan and investment assets; cash flows and maturities of interest sensitive assets and liabilities; and changes in market conditions impacting loan and deposit volume and pricing. These assumptions are inherently uncertain, subject to fluctuation and revision in a dynamic environment; therefore, the model cannot precisely estimate net interest income or exactly predict the impact of higher or lower interest rates on net interest income. Actual results will differ from simulated results due to timing, magnitude, and frequency of interest rate changes and changes in market conditions and our strategies, among other factors.

                           MERCANTILE BANK CORPORATION
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


We conducted multiple simulations as of March 31, 2002, whereby it was assumed that a simultaneous, instant and sustained change in market interest rates occurred. The following table reflects the suggested impact on our net interest income over the next twelve months, which are well within the policy parameters established to manage and monitor interest rate risk.

                                                     Dollar Change In               Percent Change In
     Interest Rate Scenario                         Net Interest Income             Net Interest Income
     ----------------------                         -------------------             -------------------
     Interest rates down 200 basis points            $     734,000                            3.3%

     Interest rates down 100 basis points                  949,000                            4.2

     No change in interest rates                         1,049,000                            4.7

     Interest rates up 100 basis points                  1,404,000                            6.2

     Interest rates up 200 basis points                  1,765,000                            7.8

The increase in our net interest income under all interest rate scenarios reflects the expected repricing of local and out-of-area certificates of deposit during the next twelve months. Unlike interest rates on our floating rate loans that declined throughout 2001 as the prime rate declined, our certificates of deposit have fixed interest rates and only reprice at maturity. Throughout most of the remainder of 2002 we have a large volume of certificates of deposit that will mature and are expected to be refinanced at lower interest rates.

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

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 9, 2002.


                              MERCANTILE BANK CORPORATION





                              By: /s/ Gerald R. Johnson Jr.
                                  ----------------------------------------
                              Gerald R. Johnson, Jr.
                              Chairman of the Board and Chief Executive Officer (Principal Executive Officer)





                              By:  /s/ Michael H. Price
                                  ----------------------------------------
                              Michael H. Price
                              President and Chief Operating Officer





                              By:  /s/ Charles E. Christmas
                                  ----------------------------------------
                              Charles E. Christmas
                              Senior Vice President, Chief Financial Officer and Treasurer
                              (Principal Financial and Accounting Officer)

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