Form 10-Q
period 2002-06-30
MERCANTILE BANK CORP
filed 2002-08-13
CIK 1042729

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended June 30, 2002

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

                 5650 BYRON CENTER AVENUE SW, WYOMING, MI 49509
              (Address of principal executive offices) (Zip Code)

                                 (616) 406-3777
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                        Yes   X           No
                            -----             -----

At August 12, 2002, there were 5,148,342 shares of Common Stock outstanding.

PART 1.       Financial Information                                                                    Page No.
                                                                                                       --------
              Item I.    Financial Statements

              Consolidated Balance Sheets -
                June 30, 2002 (Unaudited) and December 31, 2001......................................        3

              Consolidated Statements of Income and Comprehensive Income -
                Three and Six Months Ended June 30, 2002 (Unaudited) and
                June 30, 2001 (Unaudited)............................................................        4

              Consolidated Statements of Changes in Shareholders Equity -
                Six Months Ended June 30, 2002 (Unaudited) and
                June 30, 2001 (Unaudited)............................................................        5

              Consolidated Statements of Cash Flows --
                Three and Six Months Ended June 30, 2002 (Unaudited) and
                June 30, 2001 (Unaudited)............................................................        6

              Notes to Consolidated Financial Statements (Unaudited).................................        7

              Item 2.  Management's Discussion and Analysis of Financial
                Condition and Results of Operations..................................................       13

              Item 3.  Quantitative and Qualitative Disclosures About Market Risk....................       21


PART II.      Other Information

              Item 1.  Legal Proceedings.............................................................       24

              Item 2.  Changes in Securities and Use of Proceeds.....................................       24

              Item 3.  Defaults upon Senior Securities...............................................       24

              Item 4.  Submission of Matters to a Vote of Security Holders...........................       24

              Item 5.  Other Information.............................................................       24

              Item 6.  Exhibits and Reports on Form 8-K..............................................       25

              Signatures.............................................................................       26


                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                           MERCANTILE BANK CORPORATION
                           CONSOLIDATED BALANCE SHEETS

                                                                                   June 30,          December 31,
                                                                                     2002                2001
                                                                                     ----                ----
                                                                                  (Unaudited)
ASSETS
     Cash and due from banks                                                    $    16,357,000    $     14,467,000
     Short-term investments                                                             194,000             171,000
     Federal funds sold                                                                       0           5,300,000
                                                                                ---------------    ----------------
         Total cash and cash equivalents                                             16,551,000          19,938,000

     Securities available for sale                                                   53,006,000          52,054,000
     Securities held to maturity (fair value of $30,754,000
       at June 30, 2002 and $26,183,000 at December 31, 2001)                        29,751,000          25,979,000
     Federal Home Loan Bank stock                                                       786,000             785,000

     Total loans                                                                    667,862,000         587,248,000
     Allowance for loan and lease losses                                             (9,562,000)         (8,494,000)
                                                                                ----------------   ----------------
              Total loans, net                                                      658,300,000         578,754,000

     Premises and equipment, net                                                     10,933,000           9,557,000
     Accrued interest receivable                                                      2,965,000           2,811,000
     Other assets                                                                     9,685,000           8,804,000
                                                                                ---------------    ----------------

         Total assets                                                           $   781,977,000    $    698,682,000
                                                                                ===============    ================

LIABILITIES AND SHAREHOLDERS' EQUITY
     Deposits
         Noninterest-bearing                                                    $    43,649,000    $     43,162,000
         Interest-bearing                                                           600,999,000         525,915,000
                                                                                ---------------    ----------------
              Total deposits                                                        644,648,000         569,077,000

     Securities sold under agreements to repurchase                                  39,636,000          36,485,000
     Federal funds purchased                                                          1,300,000                   0
     Other borrowed money                                                               463,000             239,000
     Accrued expenses and other liabilities                                           4,906,000           5,418,000
     Guaranteed preferred beneficial interests in the
        Corporation's subordinated debentures                                        16,000,000          16,000,000
                                                                                ---------------    ----------------
              Total liabilities                                                     706,953,000         627,219,000

Shareholders' equity
     Preferred stock, no par value; 1,000,000 shares
        authorized, none issued
     Common stock, no par value: 9,000,000 shares authorized;
        5,148,342 shares outstanding at June 30, 2002 and
        5,147,791 shares outstanding at December 31, 2001                            69,375,000          69,406,000
     Retained earnings                                                                4,969,000           1,649,000
     Accumulated other comprehensive income                                             680,000             408,000
                                                                                ---------------    ----------------
         Total shareholders' equity                                                  75,024,000          71,463,000
                                                                                ---------------    ----------------

              Total liabilities and shareholders' equity                        $   781,977,000    $    698,682,000
                                                                                ===============    ================


          See accompanying notes to consolidated financial statements.

                           MERCANTILE BANK CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME
                            AND COMPREHENSIVE INCOME


                                              Three Months       Three Months       Six Months         Six Months
                                                  Ended              Ended             Ended              Ended
                                              June 30, 2002      June 30, 2001     June 30, 2002      June 30, 2001
                                              -------------      -------------     -------------      -------------
                                               (Unaudited)        (Unaudited)       (Unaudited)        (Unaudited)
Interest income
     Loans, including fees                  $    10,514,000    $    9,850,000     $   20,421,000    $    19,426,000
     Investment securities                        1,103,000         1,018,000          2,200,000          2,078,000
     Federal funds sold                              22,000           142,000             57,000            360,000
     Short-term investments                               0             1,000              1,000              2,000
                                            ---------------    --------------     --------------    ---------------
         Total interest income                   11,639,000        11,011,000         22,679,000         21,866,000

Interest expense
     Deposits                                     5,281,000         6,614,000         10,690,000         13,279,000
     Short-term borrowings                          225,000           305,000            426,000            641,000
     Long-term borrowings                           398,000           394,000            794,000            787,000
                                            ---------------    --------------     --------------    ---------------
         Total interest expense                   5,904,000         7,313,000         11,910,000         14,707,000
                                            ---------------    --------------     --------------    ---------------

NET INTEREST INCOME                               5,735,000         3,698,000         10,769,000          7,159,000

Provision for loan and lease losses                 682,000           730,000          1,142,000          1,180,000
                                            ---------------    --------------     --------------    ---------------

NET INTEREST INCOME AFTER PROVISION
   FOR LOAN AND LEASE LOSSES                      5,053,000         2,968,000          9,627,000          5,979,000

Noninterest income
     Services charges on accounts                   223,000           124,000            417,000            226,000
     Net gain on sales of securities                      0                 0            149,000            100,000
     Other income                                   338,000           242,000            564,000            449,000
                                            ---------------    --------------     --------------    ---------------
         Total noninterest income                   561,000           366,000          1,130,000            775,000

Noninterest expense
     Salaries and benefits                        1,950,000         1,402,000          3,628,000          2,646,000
     Occupancy                                      266,000           124,000            531,000            252,000
     Furniture and equipment                        189,000           105,000            362,000            211,000
     Other expense                                  776,000           632,000          1,525,000          1,226,000
                                            ---------------    --------------     --------------    ---------------
         Total noninterest expenses               3,181,000         2,263,000          6,046,000          4,335,000
                                            ---------------    --------------     --------------    ---------------

INCOME BEFORE FEDERAL INCOME
   TAX EXPENSE                                    2,433,000         1,071,000          4,711,000          2,419,000

Federal income tax expense                          717,000           294,000          1,391,000            727,000
                                            ---------------    --------------     --------------    ---------------

NET INCOME                                  $     1,716,000    $      777,000     $    3,320,000    $     1,692,000
                                            ===============    ==============     ==============    ===============

COMPREHENSIVE INCOME                        $     2,275,000    $      708,000     $    3,592,000    $     1,845,000
                                            ===============    ==============     ==============    ===============


Basic earnings per share                    $          0.33    $         0.24     $         0.64    $          0.56
                                            ===============    ==============     ==============    ===============

Diluted earnings per share                  $          0.33    $         0.23     $         0.63    $          0.55
                                            ===============    ==============     ==============    ===============

Average basic shares outstanding                  5,148,342         3,268,337          5,148,235          3,040,365
                                            ===============    ==============     ==============    ===============

Average diluted shares outstanding                5,247,622         3,328,083          5,241,670          3,091,583
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

                           MERCANTILE BANK CORPORATION
                           CONSOLIDATED STATEMENTS OF
                         CHANGES IN SHAREHOLDERS' EQUITY
                                   (Unaudited)

                                                                                    Accumulated
                                                                                       Other            Total
                                                    Common            Retained     Comprehensive     Shareholders'
                                                    Stock             Earnings         Income           Equity
                                                    -----             --------         ------           ------
BALANCE, JANUARY 1, 2001                     $     29,936,000    $     1,628,000    $   290,000    $     31,854,000

Comprehensive income:
     Net income for the period from
       January 1, 2001 through
       June 30, 2001                                                   1,692,000                          1,692,000

     Change in net unrealized gain
       (loss) on securities available for
       sale, net of reclassifications
       and tax effect                                                                   153,000             153,000
                                                                                                   ----------------
         Total comprehensive income                                                                       1,845,000

Common stock sales, net proceeds                    6,748,000                                             6,748,000
                                             ----------------    ---------------    -----------    ----------------

BALANCE, JUNE 30, 2001                       $     36,684,000    $     3,320,000    $   443,000    $     40,447,000
                                             ================    ===============    ===========    ================



BALANCE, JANUARY 1, 2002                     $     69,406,000    $     1,649,000    $   408,000    $     71,463,000

Comprehensive income:
     Net income for the period from
       January 1, 2002 through
       June 30, 2002                                                   3,320,000                          3,320,000

     Change in net unrealized gain
       (loss) on securities available for
       sale, net of reclassifications
       and tax effect                                                                   272,000             272,000
                                                                                                   ----------------
         Total comprehensive income                                                                       3,592,000

Stock option exercise --- 551 shares                    6,000                                                 6,000

Issuance costs from December 2001
  common stock sale                                   (37,000)                                              (37,000)
                                             ----------------    ---------------    -----------    ----------------

BALANCE, JUNE 30, 2002                       $     69,375,000    $     4,969,000    $   680,000    $     75,024,000
                                             ================    ===============    ===========    ================


          See accompanying notes to consolidated financial statements.

                           MERCANTILE BANK CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                       Three Months     Three Months     Six Months     Six Months
                                                           Ended            Ended           Ended          Ended
                                                       June 30, 2002    June 30, 2001   June 30, 2002  June 30, 2001
                                                       -------------    -------------   -------------  -------------
                                                        (Unaudited)      (Unaudited)     (Unaudited)    (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
     Net income                                       $   1,716,000     $    777,000    $  3,320,000    $  1,692,000
     Adjustments to reconcile net income
        to net cash from operating activities
         Depreciation and amortization                      308,000          140,000         609,000         201,000
         Provision for loan and lease losses                682,000          730,000       1,142,000       1,180,000
         Net gain on sales of securities                          0                0        (149,000)       (100,000)
         Net change in:
              Accrued interest receivable                   206,000          186,000        (154,000)         15,000
              Other assets                               (1,348,000)      (3,485,000)     (1,086,000)     (3,705,000)
              Accrued expenses and other liabilities       (724,000)      (1,013,000)       (512,000)       (625,000)
                                                      -------------     ------------    ------------    ------------
                 Net cash used in operating activities      840,000       (2,665,000)      3,170,000      (1,342,000)

CASH FLOWS FROM INVESTING ACTIVITIES
     Loan originations and payments, net                (46,606,000)     (48,415,000)    (80,688,000)    (78,326,000)
     Purchases of:
         Securities available for sale                   (7,094,000)      (6,807,000)    (18,971,000)    (17,170,000)
         Securities held to maturity                     (2,710,000)      (4,282,000)     (4,781,000)     (5,380,000)
         Federal Home Loan Bank stock                        (1,000)               0          (1,000)              0
         Premises and equipment                          (1,185,000)      (1,597,000)     (1,812,000)     (2,345,000)
     Proceeds from:
         Maturities, calls and repayments of
            available for sale securities                 2,944,000        5,741,000       7,904,000      10,337,000
         Maturities, calls and repayments of
            held to maturity securities                   1,005,000          102,000       1,005,000         102,000
         Sales of available for sale securities                   0                0      10,572,000       5,362,000
                                                      -------------     ------------    ------------    ------------
              Net cash used in investing activities     (53,647,000)     (55,258,000)    (86,772,000)    (87,420,000)

CASH FLOWS FROM FINANCING ACTIVITIES
     Net increase in deposits                            48,672,000       53,129,000      75,571,000      94,482,000
     Net proceeds from sale of common stock                 (22,000)         (91,000)        (37,000)      6,748,000
     Stock option exercise                                        0                0           6,000               0
     Net increase in other borrowed money                 1,357,000           17,000       1,524,000          55,000
     Net increase in securities sold under agreements
       to repurchase                                      2,363,000        4,735,000       3,151,000       2,637,000
                                                      -------------     ------------    ------------    ------------
         Net cash from financing activities              52,370,000       57,790,000      80,215,000     103,922,000
                                                      -------------     ------------    ------------    ------------

Net change in cash and cash equivalents                    (437,000)        (133,000)     (3,387,000)     15,160,000

Cash and cash equivalents at beginning of period         16,988,000       33,395,000      19,938,000      18,102,000
                                                      -------------     ------------    ------------    ------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD            $  16,551,000     $ 33,262,000    $ 16,551,000    $ 33,262,000
                                                      =============     ============    ============    ============

Supplemental disclosures of cash flow information
     Cash paid during the year for:
         Interest                                     $   6,913,000     $  7,841,000    $ 12,375,000    $ 15,017,000
         Federal income tax                               1,955,000        1,192,000       1,955,000       1,388,000

          See accompanying notes to consolidated financial statements.

                           MERCANTILE BANK CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


1.   BASIS OF PRESENTATION:

     The unaudited financial statements for the three and six months ended June 30, 2002 include the consolidated results of operations of Mercantile Bank Corporation and its consolidated subsidiaries. The subsidiaries include Mercantile Bank of West Michigan ("our bank"), our bank's two wholly-owned subsidiaries, Mercantile Bank Mortgage Company ("our mortgage company") and Mercantile BIDCO, Inc. ("our BIDCO"), and our subsidiary MBWM Capital Trust I ("the trust"). These consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and Item 303(b) of Regulation S-K and do not include all disclosures required by accounting principles generally accepted in the United States of America for a complete presentation of our financial condition and results of operations. In the opinion of management, the information reflects all adjustments (consisting only of normal recurring adjustments) which are necessary in order to make the financial statements not misleading and for a fair presentation of the results of operations for such periods. The results for the periods ended June 30, 2002 should not be considered as indicative of results for a full year. For further information, refer to the consolidated financial statements and footnotes included in our annual report on Form 10-K for the year ended December 31, 2001.

2.   LOANS

     Our total loans at June 30, 2002 were $667.9 million compared to $587.2 million at December 31, 2001, an increase of $80.7 million, or 13.7%. The components of our outstanding balances at June 30, 2002 and December 31, 2001, and the percentage increase in loans from the end of 2001 to the end of the second quarter 2002 are as follows:

                                                                                                         Percent
                                               June 30, 2002                 December 31, 2001          Increase/
                                           Balance           %             Balance           %          (Decrease)
                                        -------------     -------       -------------    --------       ----------
     Real Estate:
         Construction and land
           development                  $  88,993,000        13.3%      $  62,710,000        10.6%          41.9%
         Secured by 1-4 family
           properties                      42,846,000         6.4          41,028,000         7.0            4.4
         Secured by multi-family
           properties                       1,565,000         0.2           1,107,000         0.2           41.4
         Secured by nonfarm
           nonresidential properties      301,493,000        45.1         269,855,000        46.0           11.7
     Commercial                           226,224,000        33.9         205,839,000        35.1            9.9
     Consumer                               6,741,000         1.1           6,709,000         1.1            0.5
                                      ---------------     -------       -------------    --------       --------

                                      $   667,862,000       100.0%      $ 587,248,000       100.0%          13.7%
                                      ===============     =======       =============    ========       ========



                                   (Continued)

                           MERCANTILE BANK CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

3.   ALLOWANCE FOR LOAN AND LEASE LOSSES

     The following is a summary of the activity in our allowance for loan and lease losses account for the three and six months ended June 30:

                                                     Three months ended                    Six months ended
                                                 June 30,          June 30,           June 30,           June 30,
                                                   2002              2001               2002               2001
                                                   ----              ----               ----               ----
         Balance at beginning of
           period                              $   8,925,000    $   6,765,000       $   8,494,000    $    6,302,000
              Charge-offs                            (76,000)         (45,000)           (169,000)          (65,000)
              Recoveries                              31,000           12,000              95,000            45,000
              Provision for loan and
                lease losses                         682,000          730,000           1,142,000         1,180,000
                                               -------------    -------------       -------------    --------------

         Balance at June 30                    $   9,562,000    $   7,462,000       $   9,562,000    $    7,462,000
                                               =============    =============       =============    ==============

4.   PREMISES AND EQUIPMENT - NET

     Premises and equipment are comprised of the following:

                                                                                     June 30,         December 31,
                                                                                       2002               2001
                                                                                       ----               ----
         Land and improvements                                                    $    2,914,000    $     1,970,000
         Buildings and leasehold improvements                                          6,180,000          5,975,000
         Furniture and equipment                                                       3,781,000          3,119,000
                                                                                  --------------    ---------------
                                                                                      12,875,000         11,064,000
         Less accumulated depreciation                                                 1,942,000          1,507,000
                                                                                  --------------    ---------------

         Premises and equipment, net                                              $   10,933,000    $     9,557,000
                                                                                  ==============    ===============

     Depreciation expense amounted to $219,000 during the second quarter of 2002, compared to $106,000 in the second quarter of 2001. Depreciation expense amounted to $436,000 during the first six months of 2002, compared to $216,000 during the first six months of 2001.




                                   (Continued)

                           MERCANTILE BANK CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


5.   DEPOSITS

     Our total deposits at June 30, 2002 were $644.6 million compared to $569.1 million at December 31, 2001, an increase of $75.5 million or 13.3%. The components of our outstanding balances at June 30, 2002 and December 31, 2001, and percentage increase in deposits from the end of 2001 to the end of the second quarter 2002 are as follows:

                                                                                                         Percent
                                          June 30, 2002                  December 31, 2001              Increase/
                                     Balance            %              Balance           %             (Decrease)
                                  ------------    ------------      ------------   ------------       ------------
Noninterest-bearing demand        $ 43,649,000             6.8%     $ 43,162,000            7.6%               1.1%
Interest-bearing checking           21,877,000             3.4        22,188,000            3.9               (1.4)
Money market                         6,898,000             1.1         5,578,000            1.0               23.7
Savings                             55,088,000             8.5        47,157,000            8.3               16.8
Time, under $100,000                 6,836,000             1.1         6,144,000            1.1               11.3
Time, $100,000 and over             51,092,000             7.9        52,601,000            9.2               (2.9)
                                  ------------    ------------      ------------   ------------       ------------
                                   185,440,000            28.8       176,830,000           31.1                4.9

Out-of-area time,
   under $100,000                   86,279,000            13.4        83,789,000           14.7                3.0

Out-of-area time,
   $100,000 and over               372,929,000            57.8       308,458,000           54.2               20.9
                                  ------------    ------------      ------------   ------------       ------------

                                   459,208,000            71.2       392,247,000           68.9               17.1
                                  ------------    ------------      ------------   ------------       ------------

    Total deposits                $644,648,000           100.0%     $569,077,000          100.0%              13.3%
                                  ============    ============      ============   ============       ============

6.   BORROWINGS

     Information relating to our securities sold under agreements to repurchase follows:

                                                                            June 30,           December 31,
                                                                              2002                 2001
                                                                              ----                 ----
         Outstanding balance at end of period                            $  39,636,000         $  36,485,000
         Average interest rate at end of period                                   2.22%                2.21%

         Average balance during the period                               $  38,309,000         $  34,596,000
         Average interest rate during the period                                  2.21%                 3.42%

         Maximum month end balance during the period                     $  40,202,000         $  40,587,000

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

     A summary of the notional or contractual amounts of our financial instruments with off-balance-sheet risk at June 30, 2002 and December 31, 2001 follows:

                                                                                     June 30,         December 31,
                                                                                       2002               2001
                                                                                       ----               ----
         Commercial unused lines of credit                                        $  129,533,000    $   110,787,000
         Unused lines of credit secured by 1-4 family
           residential properties                                                     11,234,000          8,181,000
         Credit card unused lines of credit                                            5,564,000          6,212,000
         Other consumer unused lines of credit                                         4,864,000          3,965,000
         Commitments to make loans                                                    47,599,000         25,966,000
         Standby letters of credit                                                    41,459,000         36,377,000
                                                                                  --------------    ---------------

                                                                                  $  240,253,000    $   191,488,000
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

     Our actual capital levels and minimum required levels were:

                                                                                             Minimum Required
                                                                                                to be Well
                                                                   Minimum Required          Capitalized Under
                                                                      for Capital            Prompt Corrective
                                               Actual              Adequacy Purposes        Action Regulations
                                               ------              -----------------        ------------------
                                        Amount      Ratio          Amount      Ratio         Amount      Ratio
                                        ------      -----          ------      -----         ------      -----
     June 30, 2002
     -------------
       Total capital (to risk
         weighted assets)
          Consolidated              $  99,829,000   13.2%     $  60,699,000     8.0%    $  75,873,000    10.0%
          Bank                         97,064,000   12.8         60,596,000     8.0        75,744,000    10.0
       Tier 1 capital (to risk
         weighted assets)
          Consolidated                 90,344,000   11.9         30,353,000     4.0        45,529,000     6.0
          Bank                         87,595,000   11.6         30,302,000     4.0        45,452,000     6.0
       Tier 1 capital (to
         average assets)
          Consolidated                 90,344,000   11.9         30,457,000     4.0        38,071,000     5.0
          Bank                         87,595,000   11.5         30,406,000     4.0        38,008,000     5.0

     December 31, 2001
     -----------------
       Total capital (to risk
         weighted assets)
          Consolidated              $  95,430,000   14.3%     $  53,584,000     8.0%    $  66,980,000    10.0%
          Bank                         92,683,000   13.9         53,404,000     8.0        66,754,000    10.0
       Tier 1 capital (to risk
         weighted assets)
          Consolidated                 87,057,000   13.0         26,797,000     4.0        40,195,000     6.0
          Bank                         84,337,000   12.6         26,708,000     4.0        40,062,000     6.0
       Tier 1 capital (to
         average assets)
          Consolidated                 87,057,000   13.0         26,786,000     4.0        33,482,000     5.0
          Bank                         84,337,000   12.6         26,722,000     4.0        33,403,000     5.0


     We were categorized as well capitalized at June 30, 2002 and year-end 2001.

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

     The company's capital levels as of June 30, 2002 include an adjustment for the 1.6 million trust preferred securities issued by the trust subject to certain limitations. Federal Reserve guidelines limit the amount of trust preferred securities which can be included in Tier 1 capital of the company to 25% of total Tier 1 capital. As of June 30, 2002, the entire $16.0 million of the trust preferred securities were included as Tier 1 capital.

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

9.   NEW ACCOUNTING PRONOUNCEMENTS

     A new accounting standard dealing with asset retirement obligations will apply for 2003. We do not believe this standard will have a material effect on our financial position or results of operations. Effective January 1, 2002, we adopted a new standard issued by the FASB on impairment and disposal of long-lived assets. This standard did not have a material effect on our financial position or results of operations.

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

INTRODUCTION
The following discussion compares the financial condition of Mercantile Bank Corporation and its consolidated subsidiaries, Mercantile Bank of West Michigan ("our bank"), our bank's two wholly-owned subsidiaries Mercantile Bank Mortgage Company ("our mortgage company") and Mercantile BIDCO, Inc. ("our BIDCO"), and our subsidiary MBWM Capital Trust I ("the trust"), at June 30, 2002 to December 31, 2001 and the results of operations for the three and six months ended June 30, 2002 and June 30, 2001. This discussion should be read in conjunction with the interim consolidated financial statements and footnotes included herein. Unless the text clearly suggests otherwise, references in this report to "us," "we," "our," or "the company" include Mercantile Bank Corporation and its consolidated subsidiaries referred to above.

During the second quarter of 2002, we were engaged in preliminary discussions with a few unaffiliated financial institutions to explore the possibility of an acquisition by us. To date the discussions have been exploratory in nature and no likely acquisition candidate has been identified. We expect that such discussions may occur from time-to-time with these or other financial institutions in future periods.

FINANCIAL CONDITION
During the first six months of 2002, our assets increased from $698.7 million on December 31, 2001, to $782.0 million on June 30, 2002. This represents a total increase in assets of $83.3 million, or 11.9%. The asset growth was comprised primarily of a $79.5 million increase in net loans and an increase of $4.7 million in investment securities. The increase in assets was primarily funded by a $75.5 million growth in deposits and an increase of $3.1 million in securities sold under agreements to repurchase. In addition, federal funds purchased totaled $1.3 million at June 30, 2002, compared to a federal funds sold position of $5.3 million at December 31, 2001.

                                   (Continued)

                           MERCANTILE BANK CORPORATION

Commercial loans increased by $78.9 million, or 14.6%, during the first six months of 2002, and at June 30, 2002 totaled $618.4 million, or 92.6% of the total loan portfolio. The continued significant concentration of the loan portfolio in commercial loans and the rapid growth of this portion of our lending business is consistent with our stated strategy of focusing a substantial amount of efforts on "wholesale" banking. Corporate and business lending continues to be an area of expertise of our senior management team, and our ten commercial lenders have an average commercial lending experience of approximately 16 years. Of each of the loan categories that we originate, commercial loans are most efficiently originated and managed, thus reducing overhead costs by necessitating the attention of fewer employees. Our commercial lending business generates the greatest amount of local deposits, and is virtually the only source of significant demand deposits.

Residential mortgage loans increased by $1.8 million during the first six months of 2002, while the balance of our consumer loan portfolio remained virtually unchanged during the same time period. As of June 30, 2002, residential mortgage and consumer loans totaled a combined $49.5 million, or 7.5% of the total loan portfolio. Although the residential mortgage loan and consumer loan portfolios are expected to increase in future periods, given our wholesale banking strategy, the commercial sector of the lending efforts and resultant assets are expected to remain the dominant loan portfolio category.

The quality of our loan portfolio remains strong. Net loan charge-offs during the first six months of 2002 totaled $74,000, or only 0.02% of average total loans on an annualized basis. Past due loans and nonaccrual loans at June 30, 2002 totaled $451,000, or only 0.07% of period-ending total loans. We believe we have instilled a very strong credit culture within our lending departments as it pertains to the underwriting and administration processes, which in part is reflected in our loan charge-off and delinquency ratios. Over 98% of the loan portfolio consists of loans extended directly to companies and individuals doing business and residing within our market area. The remaining portion is comprised of commercial loans participated with certain unaffiliated commercial banks outside of the immediate area, which are underwritten using the same loan underwriting criteria as though our bank was the originating bank.

Deposits increased $75.5 million during the first six months of 2002, totaling $644.6 million at June 30, 2002. Local deposits increased $8.6 million, or 4.9%, while out-of-area deposits increased $67.0 million, or 17.1%. As a percent of total deposits, local deposits declined from 31.1% on December 31, 2001, to 28.8% on June 30, 2002. Noninterest-bearing demand deposits, comprising 6.8% of total deposits, increased $0.5 million during the first six months of 2002. Savings deposits (8.5% of total deposits) increased $7.9 million, interest-bearing checking deposits (3.4% of total deposits) decreased $0.3 million and money market deposit accounts (1.1% of total deposits) increased $1.3 million during the first six months of 2002. Local certificates of deposit, comprising 9.0% of total deposits, decreased by $0.8 million during the first six months of 2002.

Out-of-area deposits totaled $459.2 million, or 71.2% of total deposits, as of June 30, 2002. Out-of-area deposits consist primarily of certificates of deposit obtained from depositors located outside our market area and placed by deposit brokers for a fee, but also include certificates of deposit obtained from the deposit owners directly. Out-of-area deposits are utilized to support our asset growth, and are generally a lower cost source of funds when compared to the interest rates that would have to be offered in the local market to generate a sufficient level of funds. During the first six months of 2002 rates paid on new out-of-area certificates of deposit were very similar to rates paid on new certificates of deposit issued to local customers. In addition, the overhead costs associated with the out-of-area deposits are considerably less than the overhead costs that would be incurred to administer a similar level of local deposits. Although local deposits have and are expected to increase as new business, governmental and consumer deposit

                                   (Continued)

                           MERCANTILE BANK CORPORATION

relationships are established and as existing customers increase their deposit accounts, the relatively high reliance on out-of-area deposits will likely remain.

Securities sold under agreements to repurchase ("repurchase agreements") increased by $3.2 million during the first six months of 2002. As part of our sweep account program, collected funds from certain business noninterest-bearing checking accounts are invested into over-night interest-bearing repurchase agreements. Although not considered a deposit account and therefore not afforded federal deposit insurance, the repurchase agreements have characteristics very similar to that of our business checking deposit accounts.

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

Our liquidity strategy is to fund loan growth with deposits and repurchase agreements and to maintain an adequate level of short- and medium-term investments to meet typical daily loan and deposit activity. Although deposit and repurchase agreement growth from depositors located in our market area have consistently increased, the growth has not been sufficient to meet our substantial loan growth and provide monies for additional investing activities. To assist in providing the additional needed funds, we have regularly obtained certificates of deposit from customers outside of our market area and placed by deposit brokers for a fee, as well as certificates of deposit obtained from the deposit owners directly. As of June 30, 2002, out-of-area deposits totaled $459.2 million, or 67.1% of combined deposits and repurchase agreements, an increase from the $392.2 million, or 64.8% of combined deposits and repurchase agreements, as of December 31, 2001. Reliance on out-of-area deposits is expected to be ongoing due to our planned future asset growth.

Our bank has the ability to borrow money on a daily basis through correspondent banks via established federal funds purchased lines; however, we view these funds as only a secondary and temporary source of funds and our bank was generally in a federal funds sold position during the first six months of 2002. The average balance of federal funds purchased during the first six months of 2002 equaled $0.6 million, compared to a $6.7 million average federal funds sold position.

As a member of the Federal Home Loan Bank of Indianapolis ("FHLBI"), our bank has access to the FHLBI's borrowing programs. Based on ownership of FHLBI stock and available collateral at June 30, 2002, our bank could borrow up to approximately $20.0 million. Our bank has yet to use its established borrowing line at the FHLBI. During the second quarter of 2002, the FHLBI announced a new borrowing program that allows its members to pledge commercial real estate loans for advances. Subject to meeting certain financial condition and capital requirements, members will be permitted to borrow up to $1 for every $3 of eligible commercial real estate loans. Using commercial real estate loan balances as of June 30, 2002, under this new program our bank would be able to borrow an additional $100.0 million. It is expected that our bank will begin to obtain advances under this new borrowing program by September 30, 2002.

                                   (Continued)

                           MERCANTILE BANK CORPORATION

In addition to typical loan funding and deposit flow, we must maintain liquidity to meet the demands of certain unfunded loan commitments and standby letters of credit. As of June 30, 2002, our bank had a total of $198.8 million in unfunded loan commitments and $41.5 million in unfunded standby letters of credit. Of the total unfunded loan commitments, $151.2 million were commitments available as lines of credit to be drawn at any time as customers' cash needs vary, and $47.6 million were for loan commitments expected to close and become funded within the next three to six months. We monitor fluctuations in loan balances and commitment levels, and include such data in managing our overall liquidity.

CAPITAL RESOURCES
Shareholders' equity is a noninterest-bearing source of funds that provides support for asset growth. Shareholders' equity increased by $3.5 million during the first six months of 2002, from $71.5 million on December 31, 2001, to $75.0 million at June 30, 2002. The increase is primarily attributable to net income of $3.3 million recorded during the first six months of 2002. In addition, shareholders' equity was also positively impacted during the first six months of 2002 by a $0.2 million mark-to-market adjustment for available for sale securities as defined in SFAS No. 115. The adjustment was due to the decline in the interest rate environment during the first six months of 2002.

In September 1999 the company, through the trust, issued 1.6 million shares of trust preferred securities at $10.00 per trust preferred security. Substantially all of the net proceeds were ultimately contributed to our bank as capital and were used to support growth in assets, fund investments in loans and securities, and for general corporate purposes. Although not part of shareholder's equity, subject to certain limitations the trust preferred securities are considered a component of capital for purposes of calculating regulatory capital ratios. At June 30, 2002, the entire $16.0 million of trust preferred securities were included as Tier 1 capital.

We are subject to regulatory capital requirements primarily administered by federal banking regulatory agencies. Failure to meet the various capital requirements can initiate regulatory action that could have a direct material effect on the financial statements. Since our bank commenced operations, both the company and our bank have been categorized as "Well Capitalized," the highest classification contained within the banking regulations. The capital ratios of the company and our bank as of June 30, 2002 and December 31, 2001 are disclosed under Note 8 of the Notes to Consolidated Financial Statements.

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


                                   (Continued)

                           MERCANTILE BANK CORPORATION


RESULTS OF OPERATIONS
Net income for the second quarter of 2002 was $1.7 million ($0.33 per basic and diluted share), which represents a 120.8% increase over net income of $0.8 million ($0.24 per basic share and $0.23 per diluted share) recorded during the second quarter of 2001. The 37.5% increase in basic earnings per share and the 43.5% increase in diluted earnings per share were lower than the percentage growth in net income due to the dilution impact of the common stock sales completed during 2001. Average basic and diluted shares outstanding during the second quarter of 2002 were up 57.5% and 57.7% over the levels during the same time period in 2001, respectively. Net income for the first six months of 2002 was $3.3 million ($0.64 per basic share and $0.63 per diluted share), which represents a 96.2% increase over net income of $1.7 million ($0.56 per basic share and $0.55 per diluted share) recorded during the first six months of 2001. The 14.3% increase in basic earnings per share and the 14.5% increase in diluted earnings per share were lower than the percentage growth in net income due to the dilution impact of the common stock sales completed during 2002. Average basic and diluted shares outstanding during the first six months of 2002 were up 69.3% and 69.5% over the levels during the same time period in 2001, respectively. The improvement in net income during both time periods is primarily the result of an increase in net interest income, higher noninterest income and greater employee efficiency.

Interest income during the second quarter of 2002 was $11.6 million, an increase of 5.7% over the $11.0 million earned during the second quarter of 2001. Interest income during the first six months of 2002 was $22.7 million, an increase of 3.7% over the $21.9 million earned during the first six months of 2001. The growth in interest income during both time periods is primarily attributable to an increase in earning assets. During the second quarter of 2002 earning assets averaged $732.1 million, $175.2 million higher than the average earning assets of $556.9 million during the second quarter of 2001. Average loans were up $168.6 million and securities increased $15.0 million, while federal funds sold were down $8.4 million. During the first six months of 2002, earning assets averaged $712.3 million, $173.0 million higher than the average earning assets of $539.3 million during the same time period in 2001. Average loans were up $166.0 million and securities increased $14.9 million, while federal funds sold were down $8.1 million. Negatively impacting the growth in interest income during the second quarter of 2002 and the first six months of 2002 was the decline in yield on earning assets. During the second quarter of 2002 and 2001, earning assets had a weighted average yield of 6.46% and 8.10%, respectively. During the first six months of 2002 and 2001 earning assets had a weighted average yield of 6.50% and 8.24%, respectively. The decrease in weighted average yields in 2002 is primarily due to the overall decline of market interest rates, in part evidenced by the 475 basis point drop in the prime rate since January 3, 2001.

Interest expense during the second quarter of 2002 was $5.9 million, a decrease of 19.3% from the $7.3 million expensed during the second quarter of 2001. Interest expense during the first six months of 2002 was $11.9 million, a decrease of 19.0% from the $14.7 million expensed during the first six months of 2001. The decrease in interest expense is primarily attributable to the overall decline of market interest rates, which more than offset the increase in funding liabilities necessitated by the growth in assets. During the second quarter of 2002, interest-bearing liabilities averaged $640.7 million, $142.3 million higher than average interest-bearing liabilities of $498.4 million during the second quarter of 2001. During the first six months of 2002, interest-bearing liabilities averaged $622.5 million, $138.4 million higher than average interest-bearing liabilities of $484.1 million during the same time period in 2001. Positively impacting interest expense during the second quarter of 2002 and the first six months of 2002 was the decline in the cost of interest-bearing funds. During the second quarter of 2002 and 2001, interest-bearing liabilities had a weighted average rate of 3.70% and 5.89%, respectively. During the first six months of 2002 and 2001, interest-bearing liabilities had a weighted average rate of 3.86% and 6.13%, respectively. The decrease in the weighted average cost of interest-bearing liabilities in 2002 is primarily due to the decline in market interest rates since the beginning of 2001.

                                   (Continued)

                           MERCANTILE BANK CORPORATION


Net interest income during the second quarter of 2002 was $5.7 million, an increase of 55.1% over the $3.7 million earned during the second quarter of 2001. Net interest income during the first six months of 2002 was $10.8 million, an increase of 50.4% over the $7.2 million earned during the same time period in 2001. The increase in net interest income was due to growth in earning assets and an improved net interest margin. The net interest margin improved from 2.73% during the second quarter of 2001 to 3.22% in the second quarter of 2002, and increased from 2.75% during the first six months of 2001 to 3.13% in the first six months of 2002. The improved net interest margin is primarily the result of the positive impact of the decreasing interest rate environment since the beginning of 2001 and the common stock sales completed during 2001.

The following table sets forth certain information relating to our consolidated average interest earning assets and interest-bearing liabilities and reflects the average yield on assets and average cost of liabilities for the second quarter of 2002 and 2001. Such yields and costs are derived by dividing income or expense by the average daily balance of assets or liabilities, respectively, for the period presented. For tax-exempt securities interest income and yield have been computed on a tax equivalent basis using a marginal tax rate of 34%.

                             -----------------------------Quarters ended June 30,----------------------------------
                             ------------------2 0 0 2------------       ------------------2 0 0 1-----------------
                                Average                    Average         Average                     Average
                                Balance       Interest      Rate           Balance        Interest      Rate
                                -------       --------      ----           -------        --------      ----
                                                          (dollars in thousands)
ASSETS
   Loans                     $   646,844    $    10,514     6.52%        $   478,259    $     9,850     8.26%
   Investment securities          80,096          1,251     6.25              65,120          1,108     6.81
   Federal funds sold              4,957             22     1.69              13,391            142     4.18
   Short term investments            182            < 1     1.25                 126              1     3.28
                             -----------    -----------     ----         -----------    -----------     ----
     Total interest-earning
       assets                    732,079         11,787     6.46             556,896         11,101     8.10

   Allowance for loan losses      (9,305)                                     (7,052)
   Other assets                   38,634                                      26,040
                             -----------                                 -----------
     Total assets            $   761,408                                 $   575,884
                             ===========                                 ===========


LIABILITIES AND
  SHAREHOLDERS' EQUITY
   Interest-bearing deposits $   583,415    $     5,281     3.63%        $   449,761    $     6,614     5.90%
   Short-term borrowings          40,886            225     2.21              32,521            305     3.77
   Long-term borrowings           16,428            398     9.72              16,095            394     9.81
                             -----------    -----------     ----         -----------    -----------     ----
     Total interest-bearing
       liabilities               640,729          5,904     3.70             498,377          7,313     5.89

   Noninterest-bearing
     deposits                     40,588                                      30,410
   Other liabilities               6,265                                       6,978
   Shareholders' equity           73,826                                      40,119
                             -----------                                 -----------
     Total liabilities and
       shareholders' equity  $   761,408                                 $   575,884
                             ===========    -----------     ----         ===========    -----------     ----

   Net interest income                      $     5,883                                 $     3,788
                                            ===========                                 ===========
   Net interest rate spread                                 2.76%                                       2.21%
                                                            =====                                       =====
   Net interest rate spread
     on average assets                                      3.10%                                       2.64%
                                                            =====                                       =====
   Net interest margin on
     earning assets                                         3.22%                                       2.73%
                                                            =====                                       =====


                                   (Continued)

                           MERCANTILE BANK CORPORATION

Provisions to the allowance for loan and lease losses during the second quarter of 2002 were $682,000, compared to the $730,000 that was expensed during the first quarter of 2001. Provisions to the allowance for loan and leases losses during the first six months of 2002 were $1.1 million, compared to the $1.2 million that was expensed during the same time period in 2001. Net loan charge-offs during the second quarter of 2002 were $45,000 compared to net loan charge-offs of $33,000 during the second quarter of 2001. During the first six months of 2002 net loan charge-offs totaled $74,000 compared to net loan charge-offs of $20,000 during the same time period in 2001. The allowance for loan and lease losses as a percentage of total loans outstanding as of June 30, 2002 was 1.43%, down slightly from the 1.45% level at December 31, 2001.

In each accounting period, the allowance for loan and lease losses is adjusted to the amount believed necessary to maintain the allowance for loan and lease losses at adequate levels. Through the loan review and credit departments, we attempt to allocate specific portions of the allowance for loan and lease losses based on specifically identifiable problem loans. The evaluation of the allowance for loan and lease losses is further based on, although not limited to, consideration of the internally prepared Loan Loss Reserve Analysis ("Reserve Analysis"), composition of the loan portfolio, third party analysis of the loan administration processes and loan portfolio and general economic conditions. In addition, the rapid loan growth since inception is taken into account.

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

Noninterest income during the second quarter of 2002 was $0.6 million, an increase of 53.3% over the $0.4 million earned during the second quarter of 2001. Noninterest income, excluding the net gains on sales of securities, during the first six months of 2002 was $1.0 million, an increase of 45.3% over the $0.7 million earned during the same time period in 2001. Service charge income on deposits and repurchase agreements increased $99,000 (79.8%) during the second quarter of 2002 over that earned in the second quarter of 2001, and during the first six months of 2002 increased $191,000 (84.5%) over that earned in the comparable time period in 2001. The strong increases during both time periods primarily results from new accounts opened during the last 12 months, decline in the earnings credit rate and modest increases in our deposit account fee structure. Fees earned on referring residential mortgage loan applicants to various third parties totaled $75,000 during the second quarter of 2002 compared to $97,000 earned during the second quarter of 2001, and totaled $171,000 during the first six months of 2002 compared to $178,000 earned during the first six months of 2001. Letter of credit fees totaled $104,000 during the second quarter of 2002 compared to $77,000 recorded during the second quarter of 2001, and totaled $106,000 during the first six months of 2002 compared to $151,000 recorded the first six months of 2001. Noninterest income related to the cash surrender value of bank owned life insurance policies ("BOLI") totaled $47,000 during the second quarter of 2002, and $92,000 for the first six months of 2002. Purchased at various intervals during 2001 starting in late second quarter of 2001, the BOLI policies represent a combination of whole life and term life insurance and were purchased as part of our non-qualified deferred compensation program.

                                   (Continued)

                           MERCANTILE BANK CORPORATION

Noninterest expense during the second quarter of 2002 was $3.2 million, an increase of 40.6% over the $2.3 million expensed during the second quarter of 2001. Noninterest expense during the first six months of 2002 was $6.0 million, an increase of 39.5% over the $4.3 million expensed during the same time period in 2001. An increase in all major overhead cost categories was recorded, but was primarily related to employee salaries and benefits and the opening of our new administration and combination branch/operations center in the latter part of 2001. Increases in salaries and benefits ($0.5 million in second quarter 2002 over second quarter 2001, and $1.0 million for the first six months of 2002 over the first six months of 2001) primarily resulted from the hiring of additional staff and merit annual pay increases. Occupancy and furniture and equipment costs increased $0.2 million in the second quarter of 2002 over the level expensed in the second quarter of 2001 and $0.4 million during the first six months of 2002 over the level expensed during the first six months of 2001 primarily due to the opening of our new facilities in southwest Grand Rapids. General overhead costs also increased, reflecting the additional expenses required to administer our significantly increased asset base.

While the dollar volume of noninterest costs has increased, as a percent of average assets the level has substantially declined as a result of our growth and the realization of operating efficiencies. Monitoring and controlling noninterest costs, while at the same time providing high quality service to customers, is a key component to our business strategy. The efficiency ratio, computed by dividing noninterest expenses by net interest income plus noninterest income, was 50.5% during the second quarter of 2002, a 9.3% improvement over the 55.7% during the second quarter of 2001, and was 50.8% during the first six months of 2002, a 7.0% improvement over the 54.6% during the first six months of 2001. Although noninterest expenses increased by $0.9 million during the second quarter of 2002 over the amount expensed during the second quarter of 2001, and increased $1.7 million during the first six months of 2002 over the amount expensed during the first six months of 2001, net revenues (net interest income plus noninterest income) increased at a substantially higher level of $2.2 million and $4.0 million during the same time periods, respectively.

Federal income tax expense was $0.7 million and $1.4 million during the second quarter and first six months of 2002, respectively. Federal income tax expense was $0.3 million and $0.7 million during the second quarter and first six months of 2001, respectively. The increases during both time periods primarily results from the increase in net income before federal income tax. During the second quarter of 2002, net income before federal income tax was $2.4 million, an increase of $1.3 million over the amount recorded during the second quarter of 2001. During the first six months of 2002, net income before federal income tax was $4.7 million, an increase of $2.3 million over the amount recorded during the first six months of 2001.

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

We use two interest rate risk measurement techniques. The first, which is commonly referred to as GAP analysis, measures the difference between the dollar amounts of interest sensitive assets and liabilities that will be refinanced or repriced during a given time period. A significant repricing gap could result in a negative impact to our net interest margin during periods of changing market interest rates. The following table depicts our GAP position as of June 30, 2002 (dollars in thousands):

                                   (Continued)

                           MERCANTILE BANK CORPORATION

                                             Within        Three to        One to           After
                                              Three         Twelve          Five            Five
                                             Months         Months          Years           Years          Total
                                             ------         ------          -----           -----          -----
Assets:
   Commercial loans                       $   262,136     $    33,264    $   315,726    $     7,149     $   618,275
   Residential real estate loans               19,269             892         13,672          9,013          42,846
   Consumer loans                               1,306           1,313          4,014            108           6,741
   Investment securities (1)                      786           3,387         34,352         45,018          83,543
   Short-term investments                         194                                                           194
   Allowance for loan losses                                                                 (9,562)         (9,562)
   Other assets                                                                              39,940          39,940
                                          -----------     -----------    -----------    -----------     -----------
     Total assets                             283,691          38,856        367,764         91,666         781,977

Liabilities:
   Interest-bearing checking                   21,877                                                        21,877
   Savings                                     55,088                                                        55,088
   Money market accounts                        6,898                                                         6,898
   Time deposits < $100,000                    18,406          42,728         31,981                         93,115
   Time deposits $100,000 and over            101,450         179,785        142,786                        424,021
   Short-term borrowings                       40,936                                                        40,936
   Long-term borrowings                           463                                        16,000          16,463
   Noninterest-bearing checking                                                              43,649          43,649
   Other liabilities                                                                          4,906           4,906
                                          -----------     -----------    -----------    -----------     -----------
     Total liabilities                        245,118         222,513        174,767         64,555         706,953

Shareholders' equity                                                                         75,024          75,024
                                          -----------     -----------    -----------    -----------     -----------

Total sources of funds                        245,118         222,513        174,767        139,579         781,977
                                          -----------     -----------    -----------    -----------     -----------

Net asset (liability) GAP                 $    38,573     $  (183,657)   $   192,997    $   (47,913)
                                          ===========     ============   ===========    ===========

Cumulative GAP                            $    38,573     $  (145,084)   $    47,913
                                          ===========     ============   ===========

Percent of cumulative GAP to
  total assets                                    4.9%         (18.6)%           6.1%
                                          ===========     ===========    ===========


(1) Mortgage-backed securities are categorized by expected final maturities based upon prepayment trends as of June 30, 2002

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

                                   (Continued)

                           MERCANTILE BANK CORPORATION

We conducted multiple simulations as of June 30, 2002, whereby it was assumed that a simultaneous, instant and sustained change in market interest rates occurred. The following table reflects the suggested impact on our net interest income over the next twelve months, which is well within our policy parameters established to manage and monitor interest rate risk.

                                                      Dollar Change In                Percent Change In
     Interest Rate Scenario                          Net Interest Income             Net Interest Income
     ----------------------                          -------------------             -------------------
     Interest rates down 200 basis points            $      68,000                         0.3%

     Interest rates down 100 basis points                  282,000                         1.2

     No change in interest rates                           377,000                         1.6

     Interest rates up 100 basis points                    753,000                         3.1

     Interest rates up 200 basis points                  1,137,000                         4.7

The increase in our net interest income under all interest rate scenarios reflects the expected repricing of local and out-of-area certificates of deposit during the next twelve months. Unlike our floating rate loans that declined throughout 2001 as the prime rate declined, our certificates of deposit have fixed interest rates and only reprice at maturity. Throughout most of the remainder of 2002 and into 2003 we have a large volume of certificates of deposit that will mature and are expected to be refinanced at lower interest rates.

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

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.
Not applicable.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.
Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
At our Annual Meeting held on April 18, 2002, our shareholders voted to elect five directors, Betty S. Burton, David M. Cassard, Peter A. Cordes, David M. Hecht and Robert M. Wynalda, each for a three year term expiring at the Annual Meeting of the shareholders of the company in 2005. The results of the election were as follows:

                                        Votes                 Votes            Votes            Broker
     Nominee                             For                 Against         Abstained         Non-Votes
     -------                             ---                 -------         ---------         ---------
     Betty S. Burton                  4,266,533                  0              43,985              0
     David M. Cassard                 4,277,521                  0              32,997              0
     Peter A. Cordes                  4,281,243                  0              29,275              0
     David M. Hecht                   4,278,430                  0              32,088              0
     Robert M. Wynalda                3,819,684                  0             490,834              0

The terms of office of the following directors (who were not up for election) continued after the Annual Meeting: Edward J. Clark, C. John Gill, Doyle A. Hayes, Gerald R. Johnson, Jr., Susan K. Jones, Lawrence W. Larsen, Calvin D. Murdock, Michael H. Price, Dale J. Visser and Donald Williams, Sr.

Also at our Annual Meeting held on April 18, 2002, our shareholders voted to approve the Independent Director Stock Option Plan (the "Plan"). The plan provides for the grant of options to acquire shares of our common stock, not to exceed 68,250 shares, to members of the Board of Directors of the company and of its subsidiaries who qualify as independent directors. The results of the vote were as follows:


                     Votes                   Votes                  Votes                 Broker
                      For                   Against               Abstained              Non-Votes
                      ---                   -------               ---------              ---------
                   4,166,981                105,251                  38,286                   0


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

        11                 Statement re Computation of Per Share Earnings

       99.1                Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-
                           Oxley Act of 2002

       99.2                Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-
                           Oxley Act of 2002

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 12, 2002.


                              MERCANTILE  BANK CORPORATION



                              By:  /s/ Gerald R. Johnson, Jr.
                                   ---------------------------------------------
                              Gerald R. Johnson, Jr.
                              Chairman of the Board and Chief Executive Officer (Principal Executive Officer)




                              By:  /s/ Charles E. Christmas
                                   ---------------------------------------------
                              Charles E. Christmas
                              Senior Vice President, Chief Financial Officer
                              and Treasurer
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

   11                 Statement re Computation of Per Share Earnings

  99.1                Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-
                      Oxley Act of 2002

  99.2                Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-
                      Oxley Act of 2002