Form 10-Q
period 2002-09-30
MERCANTILE BANK CORP
filed 2002-11-14
CIK 1042729

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended September 30, 2002

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

              5650 BYRON CENTER AVENUE SW, WYOMING, MICHIGAN 49509
               (Address of principal executive offices) (Zip Code)

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

                           Yes   X           No
                               -----            -----


Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

                           Yes   X           No
                               -----            -----


At November 14, 2002, there were 5,148,342 shares of Common Stock outstanding.

                           MERCANTILE BANK CORPORATION

                                      INDEX


--------------------------------------------------------------------------------

PART 1.       Financial Information                                                                    Page No.
              ---------------------                                                                    --------
              Item I.    Financial Statements

              Consolidated Balance Sheets -
                September 30, 2002 (Unaudited) and December 31, 2001.................................        3

              Consolidated Statements of Income and Comprehensive Income -
                Three and Nine Months Ended September 30, 2002 (Unaudited)
                and September 30, 2001 (Unaudited)...................................................        4

              Consolidated Statements of Changes in Shareholders' Equity -
                Nine Months Ended September 30, 2002 (Unaudited)
                and September 30, 2001 (Unaudited)...................................................        5

              Consolidated Statements of Cash Flows -
                Three and Nine Months Ended September 30, 2002 (Unaudited)
                and September 30, 2001 (Unaudited)...................................................        6

              Notes to Consolidated Financial Statements (Unaudited).................................        7

              Item 2.  Management's Discussion and Analysis of Financial
                Condition and Results of Operations..................................................       13

              Item 3.  Quantitative and Qualitative Disclosures About Market Risk....................       22

              Item 4.  Controls and procedures.......................................................       24


PART II.      Other Information
              -----------------

              Item 1.  Legal Proceedings.............................................................       25

              Item 2.  Changes in Securities and Use of Proceeds.....................................       25

              Item 3.  Defaults upon Senior Securities...............................................       25

              Item 4.  Submission of Matters to a Vote of Security Holders...........................       25

              Item 5.  Other Information.............................................................       25

              Item 6.  Exhibits and Reports on Form 8-K..............................................       25

              Signatures.............................................................................       26

              Certifications.........................................................................       27

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                           MERCANTILE BANK CORPORATION
                           CONSOLIDATED BALANCE SHEETS

--------------------------------------------------------------------------------

                                                                                 September 30,       December 31,
                                                                                     2002                2001
                                                                                     ----                ----
                                                                                  (Unaudited)
ASSETS
     Cash and due from banks                                                    $    29,429,000    $     14,467,000
     Short-term investments                                                             207,000             171,000
     Federal funds sold                                                              12,000,000           5,300,000
                                                                                ---------------    ----------------
         Total cash and cash equivalents                                             41,636,000          19,938,000

     Securities available for sale                                                   55,119,000          52,054,000
     Securities held to maturity (fair value of $33,272,000 at
        September 30, 2002 and $26,183,000 at December 31, 2001)                     31,140,000          25,979,000
     Federal Home Loan Bank stock                                                       786,000             785,000

     Total loans                                                                    717,199,000         587,248,000
     Allowance for loan and lease losses                                            (10,193,000)         (8,494,000)
                                                                                ----------------   -----------------
         Total loans, net                                                           707,006,000         578,754,000

     Premises and equipment, net                                                     11,328,000           9,557,000
     Accrued interest receivable                                                      3,444,000           2,811,000
     Bank owned life insurance policies                                              14,673,000           3,991,000
     Other assets                                                                     5,250,000           4,813,000
                                                                                ---------------    ----------------
         Total assets                                                           $   870,382,000    $    698,682,000
                                                                                ===============    ================

LIABILITIES AND SHAREHOLDERS' EQUITY
     Deposits
        Noninterest-bearing                                                     $    67,831,000    $     43,162,000
        Interest-bearing                                                            654,319,000         525,915,000
                                                                                ---------------    ----------------
         Total                                                                      722,150,000         569,077,000

     Securities sold under agreements to repurchase                                  48,135,000          36,485,000
     Other borrowed money                                                               516,000             239,000
     Accrued expenses and other liabilities                                           6,001,000           5,418,000
     Guaranteed preferred beneficial interests in the
        Corporation's subordinated debentures                                        16,000,000          16,000,000
                                                                                ---------------    ----------------
         Total liabilities                                                          792,802,000         627,219,000

Shareholders' equity
     Preferred stock, no par value; 1,000,000 shares
       authorized, none issued
     Common stock, no par value: 9,000,000 shares authorized;
        5,148,342 shares outstanding at September 30, 2002 and
        5,147,791 shares outstanding at December 31, 2001                            69,375,000          69,406,000
     Retained earnings                                                                7,125,000           1,649,000
     Accumulated other comprehensive income                                           1,080,000             408,000
                                                                                ---------------    ----------------
         Total shareholders' equity                                                  77,580,000          71,463,000
                                                                                ---------------    ----------------
         Total liabilities and shareholders' equity                             $   870,382,000    $    698,682,000
                                                                                ===============    ================

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

                           MERCANTILE BANK CORPORATION
           CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
                                   (Unaudited)

--------------------------------------------------------------------------------

                                              Three Months       Three Months       Nine Months        Nine Months
                                                  Ended              Ended             Ended              Ended
                                              September 30,      September 30,     September 30,      September 30,
                                                  2002               2001              2002               2001
                                                  ----               ----              ----               ----
Interest income
     Loans, including fees                  $    11,132,000    $   10,341,000     $   31,553,000    $    29,767,000
     Investment securities                        1,144,000         1,048,000          3,344,000          3,127,000
     Federal funds sold                              41,000           140,000             98,000            500,000
     Short-term investments                           1,000             1,000              2,000              3,000
                                            ---------------    --------------     --------------    ---------------
         Total interest income                   12,318,000        11,530,000         34,997,000         33,397,000

Interest expense
     Deposits                                     5,396,000         6,475,000         16,086,000         19,754,000
     Short-term borrowings                          242,000           307,000            668,000            949,000
     Long-term borrowings                           398,000           395,000          1,192,000          1,182,000
                                            ---------------    --------------     --------------    ---------------
         Total interest expense                   6,036,000         7,177,000         17,946,000         21,885,000
                                            ---------------    --------------     --------------    ---------------

NET INTEREST INCOME                               6,282,000         4,353,000         17,051,000         11,512,000

Provision for loan and lease losses                 880,000           455,000          2,022,000          1,635,000
                                            ---------------    --------------     --------------    ---------------

NET INTEREST INCOME AFTER PROVISION
   FOR LOAN AND LEASE LOSSES                      5,402,000         3,898,000         15,029,000          9,877,000

Noninterest income
     Service charges on accounts                    243,000           130,000            660,000            356,000
     Net gain on sales of securities                121,000                 0            270,000            100,000
     Other income                                   555,000           308,000          1,119,000            757,000
                                            ---------------    --------------     --------------    ---------------
         Total noninterest income                   919,000           438,000          2,049,000          1,213,000

Noninterest expense
     Salaries and benefits                        2,020,000         1,467,000          5,648,000          4,113,000
     Occupancy                                      265,000           144,000            796,000            396,000
     Furniture and equipment                        183,000           124,000            545,000            335,000
     Other expense                                  803,000           658,000          2,328,000          1,884,000
                                            ---------------    --------------     --------------    ---------------
         Total noninterest expenses               3,271,000         2,393,000          9,317,000          6,728,000
                                            ---------------    --------------     --------------    ---------------

INCOME BEFORE FEDERAL INCOME
   TAX EXPENSE                                    3,050,000         1,943,000          7,761,000          4,362,000

Federal income tax expense                          894,000           605,000          2,285,000          1,332,000
                                            ---------------    --------------     --------------    ---------------

NET INCOME                                  $     2,156,000    $    1,338,000     $    5,476,000    $     3,030,000
                                            ===============    ==============     ==============    ===============

COMPREHENSIVE INCOME                        $     2,556,000    $    1,839,000     $    6,148,000    $     3,684,000
                                            ===============    ==============     ==============    ===============

Basic earnings per share                    $         0.42     $         0.32     $         1.06    $         0.88
                                            ==============     ==============     ==============    ==============

Diluted earnings per share                  $         0.41     $         0.31     $         1.04    $         0.87
                                            ==============     ==============     ==============    ==============

Average basic shares outstanding                  5,148,342         4,243,810          5,148,271          3,445,922
                                            ===============    ==============     ==============    ===============

Average diluted shares outstanding                5,238,122         4,308,913          5,240,664          3,502,169
                                            ===============    ==============     ==============    ===============

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

                          MERCANTILE BANK CORPORATION
                           CONSOLIDATED STATEMENTS OF
                        CHANGES IN SHAREHOLDERS' EQUITY
                                  (Unaudited)

--------------------------------------------------------------------------------

                                                                                    Accumulated
                                                                                       Other             Total
                                                  Common             Retained      Comprehensive      Shareholders'
                                                   Stock             Earnings         Income            Equity
                                                   -----             --------         ------            ------
BALANCE, JANUARY 1, 2001                     $     29,936,000    $     1,628,000    $   290,000    $     31,854,000

Comprehensive income:
     Net income for the period from
        January 1, 2001 through
        September 30, 2001                                             3,030,000                          3,030,000

     Change in net unrealized gain
        (loss) on securities available
        for sale, net of tax effect                                                     654,000             654,000
                                                                                                   ----------------
         Total comprehensive income                                                                       3,684,000
                                                                                                   ----------------

Common stock sales, net proceeds                   31,871,000                                            31,871,000
                                             ----------------    ---------------    -----------    ----------------

BALANCE, SEPTEMBER 30, 2001                  $     61,807,000    $     4,658,000    $   944,000    $     67,409,000
                                             ================    ===============    ===========    ================



BALANCE, JANUARY 1, 2002                     $     69,406,000    $     1,649,000    $   408,000    $     71,463,000

Comprehensive income:
     Net income for the period from
        January 1, 2002 through
        September 30, 2002                                             5,476,000                          5,476,000

     Change in net unrealized gain
        (loss) on securities available
        for sale, net of tax effect                                                     672,000             672,000
                                                                                                   ----------------
         Total comprehensive income                                                                       6,148,000
                                                                                                   ----------------

Stock option exercise --- 551 shares                    6,000                                                 6,000

Issuance costs from December 2001
   common stock sale                                  (37,000)                                              (37,000)
                                             -----------------   ---------------    -----------    -----------------

BALANCE, SEPTEMBER 30, 2002                  $     69,375,000    $     7,125,000    $ 1,080,000    $     77,580,000
                                             ================    ===============    ===========    ================


--------------------------------------------------------------------------------

          See accompanying notes to consolidated financial statements.

                           MERCANTILE BANK CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

--------------------------------------------------------------------------------

                                                     Three Months     Three Months     Nine Months     Nine Months
                                                         Ended            Ended           Ended           Ended
                                                     September 30,    September 30,   September 30,   September 30,
                                                         2002             2001            2002            2001
                                                         ----             ----            ----            ----
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income                                      $    2,156,000    $   1,338,000   $   5,476,000   $    3,030,000
   Adjustments to reconcile net income
     to net cash from operating activities
     Depreciation and amortization                        315,000          166,000         924,000          368,000
     Provision for loan and lease losses                  880,000          455,000       2,022,000        1,635,000
     Net gain on sales of securities                     (121,000)               0        (270,000)        (100,000)
     Net change in:
       Accrued interest receivable                       (479,000)        (323,000)       (633,000)        (308,000)
       Bank owned life insurance policies             (10,591,000)        (385,000)    (10,683,000)      (3,478,000)
       Other assets                                       102,000         (196,000)       (892,000)        (808,000)
       Accrued expenses and other liabilities           1,095,000           24,000         583,000         (602,000)
                                                   --------------    -------------   -------------   --------------
         Net cash from (used in)
            operating activities                       (6,643,000)       1,079,000      (3,473,000)        (263,000)

CASH FLOWS FROM INVESTING ACTIVITIES
   Loan originations and payments, net                (49,586,000)     (32,569,000)   (130,274,000)    (110,895,000)
   Purchases of:
     Securities available for sale                     (9,510,000)      (3,009,000)    (28,481,000)     (20,179,000)
     Securities held to maturity                       (1,392,000)      (3,368,000)     (6,173,000)      (8,748,000)
     Federal Home Loan Bank stock                               0                0          (1,000)               0
     Premises and equipment                              (616,000)      (2,284,000)     (2,428,000)      (4,629,000)
   Proceeds from:
     Sales of available for sale securities             3,425,000                0      13,997,000        5,362,000
     Maturities, calls and repayments of
       available for sale securities                    4,653,000        3,470,000      12,557,000       13,807,000
     Maturities, calls and repayments of
       held to maturity securities                              0                0       1,005,000          102,000
                                                   --------------    -------------   -------------   --------------
       Net cash used in investing activities          (53,026,000)     (37,760,000)   (139,798,000)    (125,180,000)

CASH FLOWS FROM FINANCING ACTIVITIES
   Net increase (decrease) in deposits                 77,502,000       (1,486,000)    153,073,000       92,995,000
   Net proceeds from the sale of common stock                   0       25,123,000         (37,000)      31,872,000
   Stock option exercise                                        0                0           6,000                0
   Net increase (decrease) in other borrowed money     (1,247,000)          93,000         277,000          148,000
   Net increase in securities sold under agreements
     to repurchase                                      8,499,000        3,153,000      11,650,000        5,789,000
                                                   --------------    -------------   -------------   --------------
     Net cash from financing activities                84,754,000       26,883,000     164,969,000      130,804,000
                                                   --------------    -------------   -------------   --------------

Net change in cash and cash equivalents                25,085,000       (9,798,000)     21,698,000        5,361,000

Cash and cash equivalents at beginning of period       16,551,000       33,261,000      19,938,000       18,102,000
                                                   --------------    -------------   -------------   --------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD         $   41,636,000    $  23,463,000   $  41,636,000   $   23,463,000
                                                   ==============    =============   =============   ==============

Supplemental disclosures of cash flow information
   Cash paid during the year for
     Interest                                      $    5,243,000    $   7,317,000   $  17,618,000   $   22,334,000
     Federal income tax                                   850,000          475,000       2,805,000        1,863,000



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

                           MERCANTILE BANK CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


--------------------------------------------------------------------------------

1.   BASIS OF PRESENTATION:

     The unaudited financial statements for the three and nine months ended September 30, 2002 include the consolidated results of operations of Mercantile Bank Corporation and its consolidated subsidiaries. The subsidiaries include Mercantile Bank of West Michigan ("our bank"), our bank's two wholly-owned subsidiaries, Mercantile Bank Mortgage Company ("our mortgage company"), and Mercantile BIDCO, Inc. ("our BIDCO"), and our subsidiary MBWM Capital Trust I ("the trust"). These consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and Item 303(b) of Regulation S-K and do not include all disclosures required by accounting principles generally accepted in the United States of America for a complete presentation of our financial condition and results of operations. In the opinion of management, the information reflects all adjustments (consisting only of normal recurring adjustments) which are necessary in order to make the financial statements not misleading and for a fair presentation of the results of operations for such periods. The results for the period ended September 30, 2002 should not be considered as indicative of results for a full year. For further information, refer to the consolidated financial statements and footnotes included in our annual report on Form 10-K for the year ended December 31, 2001.


2.   LOANS

     Our total loans at September 30, 2002 were $717.2 million compared to $587.2 million at December 31, 2001, an increase of $130.0 million or 22.1%. The components of our outstanding balances at September 30, 2002 and December 31, 2001, and the percentage increase in loans from the end of 2001 to the end of the third quarter 2002 are as follows:

                                                                                                        Percent
                                            September 30, 2002             December 31, 2001            Increase/
                                             Balance          %             Balance          %         (Decrease)
                                            -------          -              -------          -         ----------
     Real Estate:
         Construction and land
           development                  $ 101,867,000        14.2%      $  62,710,000        10.6%         62.4%
         Secured by 1-4 family
           properties                      48,760,000         6.8          41,028,000         7.0           18.8
         Secured by multi-family
           properties                      11,957,000         1.7           7,394,000         1.3           61.7
         Secured by nonfarm
           nonresidential properties      312,696,000        43.5         263,568,000        44.9           18.6
     Commercial                           237,108,000        33.1         206,898,000        35.1           14.6
     Consumer                               4,811,000         0.7           5,650,000         1.1          (14.8)
                                        -------------     -------       -------------     -------       --------

                                        $ 717,199,000       100.0%      $ 587,248,000       100.0%          22.1%
                                        =============     =======       =============     =======       ========

--------------------------------------------------------------------------------
                                  (Continued)

                           MERCANTILE BANK CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


--------------------------------------------------------------------------------

3.   ALLOWANCE FOR LOAN AND LEASE LOSSES

     The following is a summary of the activity in our allowance for loan and lease losses account for the three and nine months ended September 30:

                                                     Three months ended                    Nine months ended
                                               September 30,     September 30,      September 30,     September 30,
                                                   2002              2001               2002              2001
                                                   ----              ----               ----              ----
         Balance at beginning of
           period                              $   9,562,000    $   7,462,000       $   8,494,000    $    6,302,000
              Charge-offs                           (250,000)               0            (419,000)          (65,000)
              Recoveries                               1,000           13,000              96,000            58,000
              Provision for loan and
                lease losses                         880,000          455,000           2,022,000         1,635,000
                                               -------------    -------------       -------------    --------------

         Balance at September 30               $  10,193,000    $   7,930,000       $  10,193,000    $    7,930,000
                                               =============    =============       =============    ==============

4.   PREMISES AND EQUIPMENT, NET

     Premises and equipment are comprised of the following:

                                                                                   September 30,      December 31,
                                                                                       2002               2001
                                                                                       ----               ----
         Land and improvements                                                    $    2,930,000    $     1,970,000
         Buildings and leasehold improvements                                          6,585,000          5,975,000
         Furniture and equipment                                                       3,956,000          3,119,000
                                                                                  --------------    ---------------
                                                                                      13,471,000         11,064,000
         Less accumulated depreciation                                                 2,143,000          1,507,000
                                                                                  --------------    ---------------

         Premises and equipment, net                                              $   11,328,000    $     9,557,000
                                                                                  ==============    ===============

     Depreciation expense amounted to $221,000 during the third quarter of 2002, compared to $122,000 in the third quarter of 2001. Depreciation expense amounted to $657,000 during the first nine months of 2002, compared to $338,000 during the first nine months of 2001.










--------------------------------------------------------------------------------
                                  (Continued)

                           MERCANTILE BANK CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


--------------------------------------------------------------------------------

5.   DEPOSITS

     Our total deposits at September 30, 2002 were $722.2 million compared to $569.1 million at December 31, 2001, an increase of $153.1 million, or 26.9%. The components of our outstanding balances at September 30, 2002 and December 31, 2001, and percentage increase in deposits from the end of 2001 to the end of the third quarter 2002 are as follows:

                                                                                                          Percent
                                               September 30, 2002            December 31, 2001            Increase/
                                                Balance         %             Balance           %        (Decrease)
                                                -------         -             -------           -        ----------
Noninterest-bearing demand                 $  67,831,000        9.4%     $    43,162,000        7.6%        57.2%
Interest-bearing checking                     22,731,000        3.1           22,188,000        3.9          2.4
Money market                                   6,759,000        0.9            5,578,000        1.0         21.2
Savings                                       63,197,000        8.8           47,157,000        8.3         34.0
Time, under $100,000                           6,687,000        0.9            6,144,000        1.1          8.8
Time, $100,000 and over                       61,252,000        8.5           52,601,000        9.2         16.4
                                           -------------     ------      ---------------     ------       ------
                                             228,457,000       31.6          176,830,000       31.1         29.2
Out-of-area time,
  under $100,000                              90,805,000       12.6           83,789,000       14.7          8.4
Out-of-area time,
  $100,000 and over                          402,888,000       55.8          308,458,000       54.2         30.6
                                           -------------     ------      ---------------     ------       ------
                                             493,693,000       68.4          392,247,000       68.9         25.9
                                           -------------     ------      ---------------     ------       ------

         Total deposits                   $  722,150,000      100.0%      $  569,077,000      100.0%        26.9%
                                          ==============     ======       ==============     ======       ======

6.   BORROWINGS

     Information relating to our securities sold under agreements to repurchase follows:

                                                                          September 30,        December 31,
                                                                              2002                 2001
                                                                              ----                 ----

         Outstanding balance at end of period                            $  48,135,000         $  36,485,000
         Average interest rate at end of period                                   2.03%                 2.21%

         Average balance during the period                               $  40,829,000         $  34,596,000
         Average interest rate during the period                                  2.16%                 3.42%

         Maximum month end balance during the period                     $  49,190,000         $  40,587,000

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

     A summary of the notional or contractual amounts of our financial instruments with off-balance-sheet risk at September 30, 2002 and December 31, 2001 follows:

                                                                                   September 30,      December 31,
                                                                                       2002               2001
                                                                                       ----               ----

         Commercial unused lines of credit                                        $  131,209,000    $   110,787,000
         Unused lines of credit secured by 1-4 family
           residential properties                                                     11,823,000          8,181,000
         Credit card unused lines of credit                                            6,073,000          6,212,000
         Other consumer unused lines of credit                                         4,813,000          3,965,000
         Commitments to make loans                                                    46,849,000         25,966,000
         Standby letters of credit                                                    40,311,000         36,377,000
                                                                                  --------------    ---------------

                                                                                  $  241,078,000    $   191,488,000
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

                                                                                            Minimum Required
                                                                                               to be Well
                                                                  Minimum Required          Capitalized Under
                                                                     for Capital            Prompt Corrective
                                             Actual               Adequacy Purposes        Action Regulations
                                             ------               -----------------        ------------------
                                        Amount    Ratio           Amount      Ratio         Amount      Ratio
                                        ------    -----           ------      -----         ------      -----
     September 30, 2002
     ------------------
       Total capital (to risk
         weighted assets)
          Consolidated              $102,693,000   12.5%      $  65,843,000     8.0%    $  82,303,000    10.0%
          Bank                        99,901,000   12.2          65,745,000     8.0        82,181,000    10.0
       Tier 1 capital (to risk
         weighted assets)
          Consolidated                92,500,000   11.2          32,922,000     4.0        49,382,000     6.0
          Bank                        89,708,000   10.9          32,873,000     4.0        49,309,000     6.0
       Tier 1 capital (to
         average assets)
          Consolidated                92,500,000   11.3          32,846,000     4.0        41,058,000     5.0
          Bank                        89,708,000   10.9          32,806,000     4.0        41,008,000     5.0

     December 31, 2001
     -----------------
       Total capital (to risk
         weighted assets)
          Consolidated              $ 95,430,000   14.3%      $  53,584,000     8.0%    $  66,980,000    10.0%
          Bank                        92,683,000   13.9          53,404,000     8.0        66,754,000    10.0
       Tier 1 capital (to risk
         weighted assets)
          Consolidated                87,057,000   13.0          26,797,000     4.0        40,195,000     6.0
          Bank                        84,337,000   12.6          26,708,000     4.0        40,062,000     6.0
       Tier 1 capital (to
         average assets)
          Consolidated                87,057,000   13.0          26,786,000     4.0        33,482,000     5.0
          Bank                        84,337,000   12.6          26,722,000     4.0        33,403,000     5.0


     We were categorized as well capitalized at September 30, 2002 and year-end 2001.


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

     The company's capital levels as of September 30, 2002 include an adjustment for the 1.6 million trust preferred securities issued by the trust subject to certain limitations. Federal Reserve guidelines limit the amount of trust preferred securities which can be included in Tier 1 capital of the company to 25% of total Tier 1 capital. As of September 30, 2002, the entire $16.0 million of the trust preferred securities were included as Tier 1 capital.

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












--------------------------------------------------------------------------------
                                  (Continued)

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

INTRODUCTION
The following discussion compares the financial condition of Mercantile Bank Corporation and its consolidated subsidiaries, Mercantile Bank of West Michigan ("our bank"), our bank's two wholly-owned subsidiaries Mercantile Bank Mortgage Company ("our mortgage company") and Mercantile BIDCO, Inc. ("our BIDCO"), and our subsidiary MBWM Capital Trust I ("the trust"), at September 30, 2002 to December 31, 2001 and the results of operations for the three and nine months ended September 30, 2002 and September 30, 2001. This discussion should be read in conjunction with the interim consolidated condensed financial statements and footnotes included herein. Unless the text clearly suggests otherwise, references in this report to "us," "we," "our," or "the company" include Mercantile Bank Corporation and its consolidated subsidiaries referred to above.

During the third quarter of 2002, we were engaged in preliminary discussions with a few unaffiliated financial institutions to explore the possibility of an acquisition by us. To date the discussions have been exploratory in nature and no likely candidate has been identified. We expect that such discussions may occur from time-to-time with these or other financial institutions in future periods.

FINANCIAL CONDITION
During the first nine months of 2002, our assets increased from $698.7 million on December 31, 2001, to $870.4 million on September 30, 2002. This represents a total increase in assets of $171.7 million, or 24.6%. The asset growth was comprised primarily of a $128.2 million increase in net loans, a $21.7 million increase in cash and cash equivalents, an $11.1 million increase in other assets and an $8.2 million increase in securities. The increase in assets was primarily funded by a $153.1 million increase in deposits and an increase of $11.6 million in securities sold under agreements to repurchase.


--------------------------------------------------------------------------------

                           MERCANTILE BANK CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

--------------------------------------------------------------------------------

Commercial loans increased by $123.0 million during the first nine months of 2002, and at September 30, 2002 totaled $663.6 million, or 92.5% of the total loan portfolio. The continued significant concentration of the loan portfolio in commercial loans and the rapid growth of this portion of our lending business is consistent with our stated strategy of focusing a substantial amount of efforts on "wholesale" banking. Corporate and business lending continues to be an area of expertise of our senior management team, and our ten commercial lenders have an average commercial lending experience of approximately 16 years. Of each of the loan categories that we originate, commercial loans are most efficiently originated and managed, thus reducing overhead costs by necessitating the attention of fewer employees. Our commercial lending business generates the greatest amount of local deposits, and is virtually the only source of significant demand deposits.

Residential mortgage loans increased by $7.8 million during the first nine months of 2002, while the balance of our consumer loan portfolio declined by $0.9 million. As of September 30, 2002, residential mortgage and consumer loans totaled a combined $53.6 million, or 7.5% of the total loan portfolio. Although our non-commercial loan portfolios are expected to increase in future periods, given our wholesale banking strategy, the commercial sector of the lending efforts and resultant assets are expected to remain the dominant loan portfolio category.

The quality of our loan portfolio remains strong. Net loan charge-offs during the first nine months of 2002 totaled $323,000, or 0.07% of average total loans on an annualized basis. Past due loans and nonacccrual loans at September 30, 2002 totaled $994,000, or 0.14% of total loans. We believe we have instilled a very strong credit culture within our lending departments as it pertains to the underwriting and administration processes, which in part is reflected in our loan charge-off and delinquency ratios. Over 98% of the loan portfolio consists of loans extended directly to companies and individuals doing business and residing within our market area. The remaining portion is comprised of commercial loans participated with certain non-affiliated commercial banks outside the immediate area, which are underwritten using the same loan criteria as though our bank was the originating bank.

Securities increased by $8.2 million, or 10.4%, during the first nine months of 2002. Purchases during the first nine months of 2002 totaled $34.7 million, maturities, calls and repayments totaled $13.6 million and sales totaled $14.0 million. The unrealized net gain on securities available for sale increased $1.0 million during the same time period. Holdings of securities remained confined to U.S. Government Agency bonds, mortgage-backed securities issued or guaranteed by U.S. Government Agencies, investment grade municipal securities and Federal Home Loan Bank stock.

Cash and cash equivalents increased $21.7 million during the first nine months of 2002, totaling $41.6 million on September 30, 2002. The increase was primarily the result of a large outgoing cash letter on the last day of the third quarter and an increase in our federal funds sold position. Our commercial lending and wholesale funding focus results in relatively large day-to-day fluctuations of our cash and cash equivalent balances. The average balance of cash and cash equivalents during the first nine months of 2002 equaled $25.0 million, or approximately 10.0% below the balance at September 30, 2001.

Other assets increased $11.1 million during the first nine months of 2002, totaling $19.9 million on September 30, 2002. The increase is primarily attributable to our purchase of approximately $10.5 million in bank owned life insurance policies for selected officers during the third quarter of 2002. These single premium whole life insurance policies, that include term insurance coverage of which our bank is the sole beneficiary, have a positive impact on noninterest income due to the income recognition relating to the increase in cash surrender value. The recognition of the increased cash surrender value in part mitigates the rapidly increasing cost of employee medical and long term disability insurance policies resulting from increased premiums charged by our insurance carriers and the hiring of additional staff.


--------------------------------------------------------------------------------

                           MERCANTILE BANK CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

--------------------------------------------------------------------------------

Deposits increased $153.1 million during the first nine months of 2002, totaling $722.2 million at September 30, 2002. Local deposits increased $51.7 million, or 29.2%, while out-of-area deposits increased $101.5 million, or 25.9%. As a percent of total deposits, local deposits increased from 31.1% on December 31, 2001, to 31.6% on September 30, 2002. Noninterest-bearing demand deposits, comprising 9.4% of total deposits, increased $24.6 million during the first nine months of 2002. Savings deposits (8.8% of total deposits) increased $16.0 million, money market deposit accounts (0.9% of total deposits) increased $1.2 million and interest-bearing checking deposits (3.1% of total deposits) increased $0.5 million during the first nine months of 2002. Local certificates of deposit, comprising 9.4% of total deposits, increased by $9.2 million during the first nine months of 2002.

Out-of-area deposits totaled $493.7 million, or 68.4% of total deposits, as of September 30, 2002. Out-of-area deposits consist primarily of certificates of deposit obtained from depositors located outside our market area and placed by deposit brokers for a fee, but also include certificates of deposit obtained from the deposit owners directly. Out-of-area deposits are utilized to support our asset growth, and are generally a lower cost source of funds when compared to the interest rates that would have to be offered in the local market to generate a sufficient level of funds. During the first nine months of 2002 rates paid on new out-of-area certificates of deposit were similar to rates paid on new certificates of deposit issued to local customers. In addition, the overhead costs associated with the out-of-area deposits are considerably less than the overhead costs that would be incurred to administer a similar level of local deposits. Although local deposits have and are expected to increase as new business, governmental and consumer deposit relationships are established and as existing customers increase their deposit accounts, the relatively high reliance on out-of-area deposits will likely remain.

Securities sold under agreements to repurchase ("repurchase agreements") increased by $11.7 million during the first nine months of 2002. As part of our sweep account program, collected funds from certain business noninterest-bearing checking accounts are invested into over-night interest-bearing repurchase agreements. Although not considered a deposit account and therefore not afforded federal deposit insurance, the repurchase agreements have characteristics very similar to that of our business checking deposit accounts.

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

Our liquidity strategy is to fund loan growth with deposits and repurchase agreements and to maintain an adequate level of short- and medium-term investments to meet typical daily loan and deposit activity. Although deposit and repurchase agreement growth from depositors located in the market area have consistently increased, the growth has not been sufficient to meet the substantial loan growth and provide monies for additional investing activities. To assist in providing the additional needed funds, we have regularly obtained certificates of deposit from customers outside of the market area and placed by deposit brokers for a fee, as well as certificates of deposit obtained from the deposit owners directly. As of September 30, 2002, out-of-area deposits totaled $493.7 million, or 64.1% of combined deposits and repurchase agreements, compared to $392.2 million, or 64.8% of combined deposits and repurchase agreements, as of December 31, 2001. Reliance on out-of-area deposits is expected to be ongoing due to our planned future growth.

--------------------------------------------------------------------------------

                           MERCANTILE BANK CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

--------------------------------------------------------------------------------

Our bank has the ability to borrow money on a daily basis through correspondent banks via established unsecured federal funds purchased lines, totaling $25.0 million as of September 30, 2002. However, we view federal funds purchased as only a secondary and temporary source of funds and our bank was generally in a federal funds sold position during the first nine months of 2002. The average balance of federal funds purchased during the first nine months of 2002 equaled $0.6 million, compared to a $7.6 million average federal funds sold position.

As a member of the Federal Home Loan Bank of Indianapolis ("FHLBI"), our bank has access to the FHLBI's borrowing programs. Based on available collateral at September 30, 2002, our bank could borrow up to approximately $82.0 million. Our bank has yet to use its established borrowing line at the FHLBI; however, we expect our bank to begin to obtain advances from the FHLBI by December 31, 2002.

In addition to typical loan funding and deposit flow, we must maintain liquidity to meet the demands of certain unfunded loan commitments and standby letters of credit. As of September 30, 2002, our bank had a total of $200.8 million in unfunded loan commitments and $40.3 million in unfunded standby letters of credit. Of the total unfunded loan commitments, $154.0 million were commitments available as lines of credit to be drawn at any time as customers' cash needs vary, and $46.8 million were for loan commitments expected to close and become funded within the next three to six months. We monitor fluctuations in loan balances and commitment levels, and include such data in managing overall liquidity.

CAPITAL RESOURCES
Shareholders' equity is a noninterest-bearing source of funds that provides support for asset growth. Shareholders' equity increased by $6.1 million during the first nine months of 2002, from $71.5 million on December 31, 2001, to $77.6 million at September 30, 2002. The increase is primarily attributable to net income of $5.5 million during the first nine months of 2002. In addition, shareholders' equity was positively impacted during the first nine months of 2002 by a $0.7 million mark-to-market adjustment for available for sale securities as defined in SFAS No. 115. The adjustment was due to the decline in the interest rate environment during the first nine months of 2002.

In September 1999 we, through the trust, issued 1.6 million shares of trust preferred securities at $10.00 per trust preferred security. Substantially all of the net proceeds were ultimately contributed to our bank as capital and were used to support growth in assets, fund investments in loans and securities, and for general corporate purposes. Although not part of shareholder's equity, subject to certain limitations the trust preferred securities are considered a component of capital for purposes of calculating regulatory capital ratios. At September 30, 2002, the entire $16.0 million of trust preferred securities was included as Tier 1 capital.

We are subject to regulatory capital requirements primarily administered by federal banking regulatory agencies. Failure to meet the various capital requirements can initiate regulatory action that could have a direct material effect on the financial statements. Since our bank commenced operations, both the company and our bank have been categorized as "Well Capitalized," the highest classification contained within the banking regulations. The capital ratios of the company and our bank as of September 30, 2002 and December 31, 2001 are disclosed under Note 8 of the Notes to Consolidated Financial Statements.

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

--------------------------------------------------------------------------------

                           MERCANTILE BANK CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

--------------------------------------------------------------------------------

RESULTS OF OPERATIONS
Net income for the third quarter of 2002 was $2.2 million ($0.42 per basic share and $0.41 per diluted share), which represents a 61.1% increase over net income of $1.3 million ($0.32 per basic share and $0.31 per diluted share) recorded during the third quarter of 2001. The 31.3% growth in basic earnings per share and the 32.3% increase in diluted earnings per share were lower than the percentage growth in net income due to the dilution impact of the common stock sales completed during 2001. Average basic and diluted shares outstanding during the third quarter of 2002 were up 21.3% and 21.6% over the levels during the same time period in 2001, respectively. Net income for the first nine months of 2002 was $5.5 million ($1.06 per basic share and $1.04 per diluted share), which represents an 80.7% increase over net income of $3.0 million ($0.88 per basic share and $0.87 per diluted share) recorded during the first nine months of 2001. The 20.5% increase in basic earnings per share and the 19.5% increase in diluted earnings per share were lower than the percentage growth in net income due to the dilution impact of the common stock sales completed during 2001. Average basic and diluted shares outstanding during the first nine months of 2002 were up 49.4% and 49.6% over the levels during the same time period in 2001, respectively. The improvement in net income during both time periods is primarily the result of an increase in net interest income, higher noninterest income and greater employee efficiency.

Interest income during the third quarter of 2002 was $12.3 million, an increase of 6.8% over the $11.5 million earned during the third quarter of 2001. Interest income during the first nine months of 2002 was $35.0 million, an increase of 4.8% over the $33.4 million earned during the first nine months of 2001. The growth in interest income during both time periods is primarily attributable to an increase in earning assets, which more than offset the negative impact of a declining interest rate environment. During the third quarter of 2002 earning assets averaged $782.4 million, $175.4 million higher than the average earning assets of $607.0 million during the third quarter of 2001. Average loans were up $165.9 million and securities increased $15.3 million, while federal funds sold were down $5.8 million. During the first nine months of 2002 earning assets averaged $735.9 million, $173.8 million higher than the average earning assets of $562.1 million during the same time period in 2001. Average loans were up $166.0 million and securities increased $15.1 million, while federal funds sold were down $7.3 million. Negatively impacting the growth in interest income during the third quarter of 2002 and the first nine months of 2002, when compared to the comparable periods in 2001, was the decline in yield on earning assets. During the third quarter of 2002 and 2001, earning assets had a weighted average yield of 6.33% and 7.61%, respectively. During the first nine months of 2002 and 2001 earning assets had a weighted average yield of 6.44% and 8.01%, respectively. The decrease in weighted average yields during 2002 is primarily due to the overall decline of market interest rates, in part evidenced by the 475 basis point drop in the prime rate during 2001.





--------------------------------------------------------------------------------

                           MERCANTILE BANK CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


--------------------------------------------------------------------------------

Interest expense during the third quarter of 2002 was $6.0 million, a decrease of 15.9% from the $7.2 million expensed during the third quarter of 2001. Interest expense during the first nine months of 2002 was $17.9 million, a decrease of 18.0% from the $21.9 million expensed during the first nine months of 2001. The decrease in interest expense is primarily attributable to the overall decline of market interest rates, which more than offset the increase in funding liabilities necessitated by the growth in assets. During the third quarter of 2002, interest-bearing liabilities averaged $687.8 million, $152.8 million higher than average interest-bearing liabilities of $535.0 million during the third quarter of 2001. During the first nine months of 2002 interest-bearing liabilities averaged $644.5 million, $143.2 million higher than average interest-bearing liabilities of $501.3 million during the same time period in 2001. Positively impacting interest expense during the third quarter of 2002 and the first nine months of 2002 was the decline in the cost of interest-bearing liabilities. During the third quarter of 2002 and 2001, interest-bearing liabilities had a weighted average rate of 3.48% and 5.32%, respectively. During the first nine months of 2002 and 2001 interest-bearing liabilities had a weighted average rate of 3.72% and 5.84%, respectively. The decrease in the weighted average cost of interest-bearing liabilities in 2002 is primarily due to the decline in market interest rates since the beginning of 2001.

Net interest income during the third quarter of 2002 was $6.3 million, an increase of 44.3% over the $4.4 million earned during the third quarter of 2001. Net interest income during the first nine months of 2002 was $17.1 million, an increase of 48.1% over the $11.5 million earned during the same time period in 2001. The increase in net interest income was due to growth in earning assets and an improved net interest margin. The net interest margin improved from 2.92% during the third quarter of 2001 to 3.27% in third quarter of 2002, and increased from 2.81% during the first nine months of 2001 to 3.18% in the first nine months of 2002. The improved net interest margin is primarily the result of the positive impact of the decreasing interest rate environment since the beginning of 2001 and the common stock sales completed during 2001.

The following table sets forth certain information relating to our consolidated average interest earning assets and interest-bearing liabilities and reflects the average yield on assets and average cost of liabilities for the third quarter of 2002 and 2001. Such yields and costs are derived by dividing income or expense by the average daily balance of assets or liabilities, respectively, for the period presented. Tax-exempt securities interest income and yield have been computed on a tax equivalent basis using a marginal tax rate of 34%.


--------------------------------------------------------------------------------

                           MERCANTILE BANK CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

--------------------------------------------------------------------------------

                             --------------------------Quarters ended September 30,--------------------------------
                             ------------------2 0 0 2------------       ------------------2 0 0 1-----------------
                                Average                    Average         Average                     Average
                                Balance       Interest      Rate           Balance        Interest      Rate
                                -------       --------      ----           -------        --------      ----
                                                          (dollars in thousands)
ASSETS
   Loans                     $   688,550    $    11,132     6.41%        $   522,615    $    10,341     7.85%
   Investment securities          84,163          1,303     6.19              68,902          1,162     6.75
   Federal funds sold              9,527             41     1.68              15,376            140     3.56
   Short term investments            195              1     1.25                 143              1     2.79
                             -----------    -----------     ----         -----------    -----------     ----
     Total interest-earning
       assets                    782,435         12,477     6.33             607,036         11,644     7.61

   Allowance for loan
      and lease losses            (9,927)                                     (7,704)
   Other assets                   48,641                                      31,592
                             -----------                                 -----------
     Total assets            $   821,149                                 $   630,924
                             ===========                                 ===========

LIABILITIES AND
  SHAREHOLDERS' EQUITY
   Interest-bearing deposits $   624,792          5,396     3.43%        $   482,430          6,475     5.32%
   Short-term borrowings          46,540            242     2.06              36,427            307     3.35
   Long-term borrowings           16,485            398     9.66              16,161            395     9.70
                             -----------    -----------     ----         -----------    -----------     ----
     Total interest-bearing
       liabilities               687,817          6,036     3.48             535,018          7,177     5.32

   Noninterest-bearing
     deposits                     51,869                                      34,138
   Other liabilities               5,113                                       5,935
   Shareholders' equity           76,350                                      55,833
                             -----------    -----------     ----         -----------    -----------     ----
     Total liability and
       shareholders' equity  $   821,149                                 $   630,924
                             ===========                                 ===========

   Net interest income                      $     6,441                                 $     4,467
                                            ===========                                 ===========
   Net interest rate spread                                 2.85%                                       2.29%
                                                            ====                                        ====
   Net interest rate spread
     on average assets                                      3.11%                                       2.81%
                                                            ====                                        ====
   Net interest margin on
     earning assets                                         3.27%                                       2.92%
                                                            ====                                        ====


Provisions to the allowance for loan and lease losses during the third quarter of 2002 were $0.9 million, compared to the $0.5 million expensed during the third quarter of 2001. Provisions to the allowance for loan and lease losses during the first nine months of 2002 were $2.0 million, compared to the $1.6 million that was expensed during the same time period in 2001. The increase during both time periods primarily reflects the higher volume of loan growth. Net loan charge-offs during the third quarter of 2002 were $249,000 compared to a net recovery of $13,000 during the third quarter of 2001. During the first nine months of 2002 net loan charge-offs totaled $323,000 compared to net loan charge-offs of $7,000 during the same time period in 2001. The allowance for loan and lease losses as a percentage of total loans outstanding as of September 30, 2002 was 1.42%, down from the 1.45% level at December 31, 2001.


--------------------------------------------------------------------------------

                           MERCANTILE BANK CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

--------------------------------------------------------------------------------


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

Noninterest income, excluding net gains on sales of securities, during the third quarter of 2002 was $0.8 million, an increase of 82.2% over the $0.4 million earned during the third quarter of 2001. Noninterest income, excluding net gains on sales of securities, during the first nine months of 2002 was $1.8 million, an increase of 59.8% over the $1.1 million earned during the same time period in 2001. Service charge income on deposits and repurchase agreements increased $113,000 (86.9%) during the third quarter of 2002 over that earned in the third quarter of 2001, and during the first nine months of 2002 increased $304,000 (85.4%) over that earned in the comparable time period in 2001. The increases during both time periods primarily results from new accounts opened during the last twelve months, decline in the earnings credit rate and modest increases in our deposit fee structure. Fees earned on referring residential mortgage loan applicants to various third parties totaled $147,000 during the third quarter of 2002 compared to $67,000 earned during the third quarter of 2001, and totaled $318,000 during the first nine months of 2002 compared to $245,000 earned during the first nine months of 2001. Letter of credit fees totaled $141,000 during the third quarter of 2002 compared to $139,000 recorded during the third quarter of 2001, and totaled $247,000 during the first nine months of 2002 compared to $290,000 recorded during the first nine months of 2001. Credit and debit card usage fees totaled $76,000 during the third quarter of 2002 compared to $42,000 earned during the third quarter of 2001, and totaled $180,000 during the first nine months of 2002 compared to $116,000 earned during the first nine months of 2001.

Noninterest income related to the cash surrender value of bank owned life insurance policies ("BOLI") totaled $116,000 during the third quarter of 2002 compared to $46,000 recorded during the third quarter of 2001, and totaled $208,000 during the first nine months of 2002 compared to $52,000 recorded during the first nine months of 2001. During the third quarter of 2002 we purchased BOLI totaling approximately $10.5 million, which are in addition to the BOLI policies we purchased at various intervals during 2001 as part of our non-qualified deferred compensation program.

--------------------------------------------------------------------------------

                           MERCANTILE BANK CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

--------------------------------------------------------------------------------

Noninterest expense during the third quarter of 2002 was $3.3 million, an increase of 36.7% over the $2.4 million expensed during the same time period in 2001. Noninterest expense during the first nine months of 2002 was $9.3 million, an increase of 38.5% over the $6.7 million expensed during the same time period in 2001. An increase in all major overhead cost categories was recorded, but was primarily related to employee salaries and benefits and the opening of our new administration and combination branch/operations center in the latter part of 2001. Increases in salaries and benefits ($0.6 million in third quarter 2002 over third quarter 2001, and $1.5 million for the first nine months of 2002 over the first nine months of 2001) primarily resulted from the hiring of additional staff and merit annual pay increases. Occupancy and furniture and equipment costs increased $0.2 million in the third quarter of 2002 over the level expensed in the third quarter of 2001 and $0.6 million during the first nine months of 2002 over the level expensed during the first nine months of 2001 primarily due to the opening of our new facilities in southwest Grand Rapids. General overhead costs have also increased, reflecting the additional expenses required to administer our significantly increased asset base.

Monitoring and controlling noninterest costs, while at the same time providing high quality service to customers, is a key component to our business strategy. While the dollar volume of noninterest costs has increased, the rate of growth has been lower than the increase in net interest income and noninterest income. The efficiency ratio, computed by dividing noninterest expenses by net interest income plus noninterest income, was 45.4% during the third quarter of 2002, a 9.2% improvement over the 50.0% during the third quarter of 2001, and was 48.8% during the first nine months of 2002, a 7.8% improvement over the 52.9% during the first nine months of 2001. Although noninterest expenses increased by $0.9 million during the third quarter of 2002 over the amount expensed during the third quarter of 2001, and increased $2.6 million during the first nine months of 2002 over the amount expensed during the first nine months of 2001, net revenues (net interest income plus noninterest income) increased at a substantially higher level of $2.4 million and $6.4 million during the same time periods, respectively.

Federal income tax expense was $0.9 million and $2.3 million during the third quarter and first nine months of 2002, respectively. Federal income tax expense was $0.6 million and $1.3 million during the third quarter and first nine months of 2001, respectively. The increases during both time periods primarily result from the increase in net income before federal income tax expense. During the third quarter of 2002 net income before federal income tax expense was $3.1 million, an increase of $1.1 million over the amount recorded during the third quarter of 2001. During the first nine months of 2002 net income before federal income tax expense was $7.8 million, an increase of $3.4 million over the amount recorded during the first nine months of 2001.


--------------------------------------------------------------------------------

                           MERCANTILE BANK CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

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

We use two interest rate risk measurement techniques. The first, which is commonly referred to as GAP analysis, measures the difference between the dollar amounts of interest sensitive assets and liabilities that will be refinanced or repriced during a given time period. A significant repricing gap could result in a negative impact to our net interest margin during periods of changing market interest rates. The following table depicts our GAP position as of September 30, 2002 (dollars in thousands):



--------------------------------------------------------------------------------

                           MERCANTILE BANK CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

--------------------------------------------------------------------------------


                                             Within        Three to        One to           After
                                              Three         Twelve          Five            Five
                                             Months         Months          Years           Years          Total
                                             ------         ------          -----           -----          -----
Assets:
   Commercial loans                       $   278,095     $    35,850    $   335,157    $    14,526     $   663,628
   Residential real estate loans               24,034           1,634         15,257          7,835          48,760
   Consumer loans                               1,040              52          3,561            158           4,811
   Investment securities (1)                    2,358           2,766         32,449         49,472          87,045
   Federal funds sold                          12,000                                                        12,000
   Short term investments                         207                                                           207
   Allowance for loan and lease losses                                                      (10,193)        (10,193)
   Other assets                                                                              64,124          64,124
                                          -----------     -----------    -----------    -----------     -----------
     Total assets                             317,734          40,302        386,424        125,922         870,382

Liabilities:
   Interest-bearing checking                   22,731                                                        22,731
   Savings                                     63,197                                                        63,197
   Money market accounts                        6,759                                                         6,759
   Time deposits < $100,000                    21,809          49,416         26,267                         97,492
   Time deposits $100,000 and over            106,132         229,824        128,184                        464,140
   Short-term borrowings                       48,135                                                        48,135
   Long-term borrowings                           516                                        16,000          16,516
   Noninterest-bearing checking                                                              67,831          67,831
   Other liabilities                                                                          6,001           6,001
                                          -----------     -----------    -----------    -----------     -----------
     Total liabilities                        269,279         279,240        154,451         89,832         792,802

Shareholders' equity                                                                         77,580          77,580
                                          -----------     -----------    -----------    -----------     -----------

Total sources of funds                        269,279         279,240        154,451        167,412         870,382
                                          -----------     -----------    -----------    -----------     -----------

Net asset (liability) GAP                 $    48,455     $  (238,938)   $   231,973    $   (41,490)
                                          ===========     ============   ===========    ============

Cumulative GAP                            $    48,455     $  (190,483)   $    41,490
                                          ===========     ============   ===========

Percent of cumulative GAP to
  total assets                                    5.6%         (21.9)%           4.8%
                                          ===========     ===========    ===========

(1) Mortgage-backed securities are categorized by average life calculations based upon prepayment trends as of September 30, 2002.

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

--------------------------------------------------------------------------------

                           MERCANTILE BANK CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

--------------------------------------------------------------------------------

We conducted multiple simulations as of September 30, 2002, whereby it was assumed that a simultaneous, instant and sustained change in market interest rates occurred. The following table reflects the suggested impact on our net interest income over the next twelve months, which are well within our policy parameters established to manage and monitor interest rate risk.

                                                      Dollar Change In                Percent Change In
     Interest Rate Scenario                          Net Interest Income             Net Interest Income
     ----------------------                          -------------------             -------------------
     Interest rates down 200 basis points            $     605,000                         2.4%

     Interest rates down 100 basis points                  956,000                         3.8

     No change in interest rates                         1,147,000                         4.5

     Interest rates up 100 basis points                  1,658,000                         6.6

     Interest rates up 200 basis points                  2,174,000                         8.6

The increase in our net interest income under all interest rate scenarios reflects the expected repricing of local and out-of-area certificates of deposit during the next twelve months. Unlike interest rates on our floating rate loans that declined throughout 2001 as the prime rate declined, our certificates of deposit have fixed interest rates and only reprice at maturity. Throughout the remainder of 2002 and into 2003 we have a large volume of certificates of deposit that will mature and are expected to be refinanced at lower interest rates.

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


ITEM 4.  CONTROLS AND PROCEDURES

As of September 30, 2002, an evaluation was performed under the supervision of and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of September 30, 2002. There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to September 30, 2002.







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

11                           Statement re Computation of Per Share Earnings

99.1                         Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley
                             Act of 2002

99.2                         Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley
                             Act of 2002

(b)  Reports on Form 8-K:

     We have not filed any reports on Form 8-K during the quarter for which this report is filed.



--------------------------------------------------------------------------------

                                  (Continued)

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 14, 2002.


                               MERCANTILE BANK CORPORATION



                               By:  /s/ Gerald R. Johnson, Jr.
                                    --------------------------------------------
                               Gerald R. Johnson, Jr.
                               Chairman of the Board and Chief Executive Officer (Principal Executive Officer)



                               By:  /s/ Charles E. Christmas
                                    --------------------------------------------
                               Charles E. Christmas
                               Senior Vice President, Chief Financial Officer and Treasurer
                               (Principal Financial and Accounting Officer)










--------------------------------------------------------------------------------

                                  CERTIFICATIONS

I, Gerald R. Johnson, Jr., Chairman and Chief Executive Officer of Mercantile Bank Corporation, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Mercantile Bank Corporation (the "registrant");

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:    November 14, 2002             /s/ Gerald R. Johnson, Jr.
                                       -----------------------------------------
                                       Gerald R. Johnson, Jr.
                                       Chairman and Chief Executive Officer

--------------------------------------------------------------------------------

I, Charles E. Christmas, Senior Vice President, Chief Financial Officer and
         Treasurer of Mercantile Bank Corporation, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Mercantile Bank Corporation (the "registrant");

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:    November 14, 2002        /s/ Charles E. Christmas
                                  --------------------------------------------
                                  Charles E. Christmas.
                                  Senior Vice President, Chief Financial Officer
                                  and Treasurer

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

11                           Statement re Computation of Per Share Earnings

99.1                         Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley
                             Act of 2002

99.2                         Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley
                             Act of 2002






--------------------------------------------------------------------------------