Form 10-K
period 2002-12-31
MERCANTILE BANK CORP
filed 2003-03-07
CIK 1042729

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                  -------------

                                    FORM 10-K

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF
    1934
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002
                                       OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

        For the transition period from ______________ to _______________

                        Commission File Number 000-26719

                           MERCANTILE BANK CORPORATION
             (Exact name of registrant as specified in its charter)

                           MICHIGAN                                           38-3360865
(State or Other Jurisdiction of Incorporation or Organization)   (IRS Employer Identification Number)

        5650 BYRON CENTER AVENUE SW, WYOMING, MICHIGAN                           49509
           (Address of Principal Executive Offices)                           (Zip Code)

                                 (616) 406-3777
               (Registrant's Telephone Number including area code)

           Securities Registered Pursuant to Section 12(b) of the Act:

                                      NONE

            Securities Registered Pursuant Section 12(g) of the Act:

                                  COMMON STOCK
                                (Title of Class)

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

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. [X]

         Indicate by check mark whether the Registrant is an accelerated filer
(as defined in Rule 12b-2 of the Exchange Act). YES     X     NO
                                                      -----       -----

         The aggregate value of the common equity held by non-affiliates (persons other than directors and executive officers) of the Registrant, computed by reference to the average of the closing bid and asked prices of the common stock as of the last business day of the Registrant's most recently completed second quarter, adjusted for the 5% stock dividend paid on February 3, 2003, was approximately $96.6 million.

         As of February 3, 2003, there were issued and outstanding 5,405,706 shares of the Registrant's common stock.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the 2003 Annual Meeting of Shareholders (Portions of Part III).

                                     PART I

ITEM 1. BUSINESS

THE COMPANY

         Mercantile Bank Corporation is a registered bank holding company under the Bank Holding Company Act of 1956, as amended (the "Bank Holding Company Act"). Unless the text clearly suggests otherwise, references to "us," "we," "our," or "the company" include Mercantile Bank Corporation and its wholly-owned subsidiaries. As a bank holding company, we are subject to regulation by the Board of Governors of the Federal Reserve System (the "Federal Reserve Board"). We were organized on July 15, 1997, under the laws of the State of Michigan, primarily for the purpose of holding all of the stock of Mercantile Bank of West Michigan ("our bank"), and of such other subsidiaries as we may acquire or establish. Our bank commenced business on December 15, 1997. MBWM Capital Trust I ("the trust"), a wholly-owned business trust subsidiary, was formed in September 1999. Mercantile Bank Mortgage Company ("our mortgage company"), a wholly-owned subsidiary of our bank, initiated business in October 2000. On February 7, 2002, Mercantile BIDCO, Inc. ("our BIDCO"), a wholly-owned subsidiary of our bank, was granted a license by the Michigan Office of Financial and Insurance Services to operate as a Michigan Business and Industrial Development Company under the Michigan BIDCO Act of 1986. Mercantile Insurance Center, Inc. ("our insurance company"), a wholly-owned subsidiary of our bank, commenced operations during 2002 to offer insurance products.

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

         We filed an election to become a financial holding company, pursuant to the Bank Holding Company Act, as amended by Title I of the Gramm-Leach-Bliley Act and implementing Federal Reserve Board regulations, which election became effective March 23, 2000.

OUR BANK

         Our bank is a state banking company that operates under the laws of the State of Michigan, pursuant to a charter issued by the Michigan Office of Financial and Insurance Services. Our bank's deposits are insured to the maximum extent provided by law by the Federal Deposit Insurance Corporation ("FDIC"). Our bank's primary service area is the Kent and Ottawa County areas of West Michigan, which includes the City of Grand Rapids, the second largest city in the State of Michigan.

         Our bank, through its main office located at 216 North Division Avenue, Grand Rapids, Michigan, its combination branch and retail loan center located at 4613 Alpine Avenue, Comstock Park, Michigan, its combination branch and operations center located at 5610 Byron Center Avenue SW, Wyoming, Michigan, its branch located at 4860 Broadmoor, Kentwood, Michigan and its administration facility located at 5650 Byron Center Avenue SW, Wyoming, Michigan, provides commercial and retail banking services primarily to small- to medium-sized businesses based in and around Grand Rapids. Our bank makes secured and unsecured commercial, construction, mortgage and consumer loans, and accepts checking, savings and time deposits. Our bank owns four automated teller machines ("ATM") that participate in the MAC, NYCE and PLUS regional network systems, as well as other ATM networks throughout the country. Our bank also enables customers to conduct certain loan and deposit transactions by telephone and personal computer. Courier service is provided to certain commercial customers, and safe deposit facilities are available at all locations. Our bank does not have trust powers. In December 2001, our bank entered into a joint brokerage services and marketing agreement with Raymond James Financial Services, Inc. to make available to our bank's customers financial planning, retail brokerage, equity research, insurance and annuities, retirement planning, trust services and estate planning.

THE TRUST

         In 1999 we formed the trust, a Delaware business trust. The trust's business and affairs are conducted by its property trustee, a Delaware trustee, and three individual administrative trustees who are employees and officers of the company. The trust was established for the purpose of issuing and selling its preferred securities and common securities, and used the proceeds from the sales of those securities to acquire subordinated debentures issued by the company. Substantially all of the net proceeds received by the company from the transaction were contributed to our bank as capital. Additional information regarding the trust is incorporated by reference to "Note 15 -- Trust Preferred Securities" and "Note 17 -- Regulatory Matters" of the Consolidated Financial Statements included in this Annual Report on pages F-44 and F-45.

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

OUR INSURANCE COMPANY

         Our insurance company acquired an existing shelf insurance agency effective April 15, 2002. An Agency and Institution Agreement was entered into among our insurance company, our bank and Burnham Insurance Group for the purpose of providing programs of mass marketed personal lines of insurance. Insurance product offerings include private passenger automobile, homeowners, personal inland marine, boat owners, recreational vehicle, dwelling fire, umbrella policies, small business and life insurance products, all of which are provided by and written through companies that have appointed Burnham Insurance Group as their agent. The insurance products are marketed through a central facility operated by the Michigan Bankers Insurance Association, members of which include the insurance subsidiaries of various Michigan-based financial institutions and Burnham Insurance Group. Our insurance company receives commissions based upon written premiums produced under the Agency and Institution Agreement.

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

         In March 2000, our election to become a financial holding company, as permitted by the Bank Holding Company Act, as amended by Title I of the Gramm-Leach-Bliley Act, was accepted by the Federal Reserve Board. In order to continue as a financial holding company, we and our bank must satisfy certain statutory requirements regarding capitalization, management, and compliance with the Community Reinvestment Act. As a financial holding company, we are permitted to engage in a broader range of activities than are permitted to bank holding companies.

         Those expanded activities include any activity which the Federal Reserve Board (in certain instances in consultation with the Department of the Treasury) determines, by order or regulation, to be financial in nature or incidental to such financial activity, or to be complementary to a financial activity and not to pose a substantial risk to the safety or soundness of depository institutions or the financial system generally. Such expanded activities include, among others: insuring, guaranteeing, or indemnifying against loss, harm, damage, illness disability or death, or issuing annuities, and acting as principal, agent, or broker for such purposes; providing financial, investment, or economic advisory services, including advising a mutual fund; and underwriting, dealing in, or making a market in securities. Other than the insurance agency activities of our insurance company, neither we nor our subsidiaries presently engage in any such expanded activity.

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

EMPLOYEES

         As of December 31, 2002, we and our bank employed 103 full-time and 31 part-time persons. Management believes that relations with employees are good.

LENDING POLICY

         As a routine part of our business, we make loans and leases to businesses and individuals located within our market area. Our lending policy states that the function of the lending operation is twofold: to provide a means for the investment of funds at a profitable rate of return with an acceptable degree of risk, and to meet the credit needs of the creditworthy businesses and individuals who are our customers. We recognize that in the normal business of lending, some losses on loans and leases will be inevitable and should be considered a part of the normal cost of doing business.

         Our lending policy anticipates that priorities in extending loans and leases will be modified from time to time as interest rates, market conditions and competitive factors change. The policy sets forth guidelines on a nondiscriminatory basis for lending in accordance with applicable laws and regulations. The policy describes various criteria in granting loans and leases, including the ability to pay; the character of the customer; evidence of financial responsibility; purpose of the loan or lease; knowledge of collateral and its value; terms of repayment; source of repayment; payment history; and economic conditions.

         The lending policy further limits the amount of funds that may be loaned or leased against specified types of real estate collateral. For certain loans secured by real estate, the policy requires an appraisal of the property offered as collateral by a state certified independent appraiser. The policy also provides general guidelines for loan to value and lease to value limits for other types of collateral, such as accounts receivable and machinery and equipment. In addition, the policy provides general guidelines as to environmental analysis, loans to employees, executive officers and directors, problem loan and lease identification, maintenance of an allowance for loan and lease losses, loan and lease review and grading, mortgage and consumer lending, and other matters relating to our lending practices.

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

LENDING ACTIVITY

         Commercial Loans. Our commercial lending group originates commercial loans and leases primarily in our market area. Commercial loans and leases are originated by ten lenders, with over 165 years of combined commercial lending experience. Loans and leases are originated for general business purposes, including working capital, accounts receivable financing, machinery and equipment acquisition, and commercial real estate financing including new construction and land development.

         Working capital loans are often structured as a line of credit and are reviewed periodically in connection with the borrower's year-end financial reporting. These loans are generally secured by substantially all of the assets of the borrower, and have an interest rate tied to the national prime rate. Loans and leases for machinery and equipment purposes typically have a maturity of three to five years and are fully amortizing, while commercial real estate loans are usually written with a five-year maturity and amortized over a 15 year period. These commercial loan and lease types have an interest rate that is fixed to maturity or is tied to the national prime rate.

         We evaluate many aspects of a commercial loan or lease transaction in order to minimize credit and interest rate risk. Underwriting includes an assessment of the management, products, markets, cash flow, capital, income and collateral. This analysis includes a review of the borrower's historical and projected financial results. Appraisals are generally required by certified independent appraisers where real estate is the primary collateral, and in some cases, where equipment is the primary collateral. In certain situations, for creditworthy customers, we may accept title reports instead of requiring lenders' policies of title insurance.

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

LOAN AND LEASE PORTFOLIO QUALITY

         We utilize a comprehensive grading system for our commercial loans and leases as well as residential mortgage and consumer loans. Administered as part of the loan and lease review program, all commercial loans and leases are graded on an eight grade rating system. The rating system utilizes a standardized grade paradigm that analyzes several critical factors such as cash flow, management and collateral coverage. All commercial loans and leases are graded at inception and later at various intervals. Residential mortgage and consumer loans are graded on a four grade rating system using a separate standardized grade paradigm that analyzes several critical factors such as debt-to-income and credit and employment histories. Residential mortgage and consumer loans are generally only graded once after the loans are made.

         Our independent loan and leases review program is primarily responsible for the administration of the grading system and ensuring adherence to established lending policies and procedures. The loan and lease review program is an integral part of maintaining our strong asset quality culture. The loan and lease review function works closely with senior management, although it functionally reports to the Board of Directors. All commercial loan and lease relationships exceeding $1.0 million are formally reviewed every twelve to eighteen months. Watch list credits are formally reviewed monthly. Credits between $0.5 million and $1.0 million are formally reviewed every two years, with a random sampling performed on credits under $0.5 million.

         Loans and leases are placed in a nonaccrual status when, in the opinion of management, uncertainty exists as to the ultimate collection of principal and interest. For the year ended December 31, 2002, loans and leases placed in nonaccrual status totaled $0.8 million, or 0.11% of total loans. At December 31, 2002, there were no other significant loans where known information about credit problems of borrowers causes management to have serious doubts as to the ability of the borrower to comply with present repayment terms. Management is not aware of any potential problem credits that could have a material adverse effect on our operating results, liquidity, or capital resources.

         Additional detail and information relative to the loan and lease portfolio is incorporated by reference to Management's Discussion and Analysis of Financial Condition and Results of Operation ("Management's Discussion and Analysis") beginning on Page F-4 and Note 3 of the Consolidated Financial Statements on pages F-34 and F-35 included in this Annual Report.

ALLOWANCE FOR LOAN AND LEASE LOSSES

         In each accounting period, the allowance for loan and lease losses ("allowance") is adjusted by management to the amount management believes is necessary to maintain the allowance at adequate levels. Through its loan and lease review and credit departments, management attempts to allocate specific portions of the allowance based on specifically identifiable problem loans and leases. Management's evaluation of the allowance is further based on, but not limited to, consideration of internally prepared calculations based upon the experience of senior management and lending staff making similar loans and leases in the same community over the past 15 years, composition of the loan and lease portfolio, third party analysis of the loan and lease administration processes and portfolio and general economic conditions. In addition, our bank's status as a relatively new banking organization, the rapid loan growth since inception and commercial lending emphasis is taken into account. Management believes that the present allowance is adequate, based on the broad range of considerations listed above.

         The primary risks associated with commercial loans and leases are the financial condition of the borrower, the sufficiency of collateral, and lack of timely payment. Management has a policy of requesting and reviewing periodic financial statements from its commercial loan and lease customers, and periodically reviews existence of collateral and its value. The primary risk element considered by management with respect to each consumer and residential real estate loan is lack of timely payment. Management has a reporting system that monitors past due loans and has adopted policies to pursue its creditor's rights in order to preserve our bank's collateral position.

         Additional detail regarding the allowance is incorporated by reference to Management's Discussion and Analysis beginning on Page F-4 and Note 3 of the Consolidated Financial Statements of the Company on pages F-34 and F-35 included in this Annual Report.

         Although management believes the allowance is adequate to absorb losses as they arise, there can be no assurance that we will not sustain losses in any given period which could be substantial in relation to, or greater than, the size of the allowance.

INVESTMENTS

         Our principal investments are our investment in the common stock of our bank and the common securities of the trust. Our funds may be invested from time to time in various debt instruments, including obligations of or guaranteed by the United States, general obligations of a state or political subdivision or an agency of a state or political subdivision, banker's acceptances or certificates of deposit of United States commercial banks, or commercial paper of United States issuers rated in the highest category by a nationally-recognized investment rating service. We are permitted to make portfolio investments in equity securities and to make equity investments in subsidiary corporations engaged in certain non-banking activities which may include real estate-related activities such as mortgage banking, community development, real estate appraisals, arranging equity financing for commercial real estate, and owning and operating real estate used substantially by our bank or acquired for its future use. However, we have no present plans to make any of these equity investments. Our Board of Directors may alter the investment policy at any time without shareholder approval.

         Our bank may invest its funds in a wide variety of debt instruments and may participate in the federal funds market with other depository institutions. Subject to certain exceptions, our bank is prohibited from investing in equity securities. Among such permitted equity investments are shares of a subsidiary insurance agency, mortgage company, or Michigan business and industrial development company, such as our insurance company, our mortgage company, or our BIDCO. Under another such exception, in certain circumstances and with the prior approval of the FDIC, our bank could invest up to 10% of its total assets in the equity securities of a subsidiary corporation engaged in the acquisition and development of real property for sale, or the improvement of real property by construction or rehabilitation of residential or commercial units for sale or lease. Our bank has no present plans to make such an investment. Real estate acquired by our bank in satisfaction of or foreclosure upon loans may be held by our bank. Our bank is also permitted to invest in such real estate as is necessary for the convenient transaction of its business. Our bank's Board of Directors may alter the investment policy without shareholder approval at any time.

         Additional detail and information relative to the securities portfolio is incorporated by reference to Management's Discussion and Analysis beginning at Page F-4 and Note 2 of the Consolidated Financial Statements on pages F-33 and F-34 included in this Annual Report.

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

AVAILABLE INFORMATION

         We maintain an internet website at www.mercbank.com. We make available on or through our website, free of charge, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as soon as reasonably practical after we electronically file such material with, or furnish it to, the Securities and Exchange Commission.

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

         During 2001 our bank designed and constructed two facilities on a 4-acre parcel of land located in the City of Wyoming, a southwest suburb of Grand Rapids. The land had been purchased by our bank in 2000. The larger of the two buildings is a full service branch and operations facility opened in September of 2001. The facility is two stories, of masonry construction, and has approximately 25,000 square feet of usable space. The facility is owned by our bank, and has multiple drive-through lanes and ample parking space. The address of this facility is 5610 Byron Center Avenue SW, Wyoming, Michigan. The other building, a single story facility of masonry construction with approximately 7,000 square feet of usable space, accommodates the administration function. This facility is also owned by the bank. The address of this facility is 5650 Byron Center Avenue SW, Wyoming, Michigan.

         During 2002 our bank designed and constructed a full service branch in the City of Kentwood, a southeast suburb of Grand Rapids, which opened in December of 2002. The land had been purchased by our bank in 2001. The facility is one story, of masonry construction, and has approximately 10,000 square feet of usable space. The facility is owned by our bank, and has multiple drive-through lanes and ample parking space. The address of this facility is 4860 Broadmoor, Kentwood, Michigan.

         During 2002 our bank designed and started construction of a full service branch in the northeast quadrant of the City of Grand Rapids. The land had been purchased by our bank in 2002. The facility will be one story, of masonry construction, and will have approximately 3,500 square feet of usable space. The facility will be owned by our bank, and will have multiple drive-through lanes and ample parking space. The anticipated opening date is during the second quarter of 2003. The address of this facility is 3156 Knapp Street NE, Grand Rapids, Michigan.

         In January of 2003 our bank signed an option to purchase an existing building situated on 2.75 acres of land located approximately two miles north from the center of downtown Grand Rapids. Subject to pending due diligence and various regulatory changes and approvals, our bank plans to demolish the existing building and design and construct a four story facility on this property. This facility will serve as the new location for our bank's current downtown facility located on North Division Avenue, with all existing functions and employees at that location ultimately transferring to this new facility upon completion. Currently, the North Division Avenue facility serves as our bank's main office, and houses our bank's entire commercial lending and review function, a full service branch, portions of our bank's retail lending and business development function and our bank's brokerage operation. The new facility will also house our bank's loan operations function, which is currently located at our facility on Alpine Avenue NW. The contemplated four story facility would likely consist of approximately 55,000 square feet of usable space and contain multiple drive-through lanes with ample parking. Anticipated opening date would be late 2004 or the first part of 2005. The address is 1155 Front Street NW, Grand Rapids, Michigan.

ITEM 3. LEGAL PROCEEDINGS

         From time to time, we may be involved in various legal proceedings that are incidental to our business. In the opinion of management, we are not a party to any current legal proceedings that are material to our financial condition, either individually or in the aggregate.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None

EXECUTIVE OFFICERS OF THE REGISTRANT

              Name and Position                                Age
              -----------------                                ---

Gerald R. Johnson, Jr.                                         56
  Chairman of the Board and Chief
  Executive Officer

Michael H. Price                                               46
  President and Chief Operating
  Officer

Robert B. Kaminski                                             41
  Senior Vice President and
  Secretary

Charles E. Christmas                                           37
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

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         Our Common Stock is quoted on the Nasdaq National Market under the symbol MBWM. At February 3, 2003, there were 148 record holders of our common stock. In addition, we estimate that there were approximately 3,000 beneficial owners of our common stock who own their shares through brokers or banks.

         The following table shows the high and low bid prices by quarter during 2002 and 2001 as reported by the Nasdaq National Market. The quotations do not include retail mark-up, mark-down or commission, but have been adjusted for the 5% stock dividends paid on February 3, 2003 and February 1, 2002.

                                   BID PRICES

                                                                                          HIGH      LOW
                                                                                          ----      ---
CALENDAR YEAR 2002
First Quarter.............................................................................$19.52  $16.86
Second Quarter............................................................................$22.02  $18.57
Third Quarter.............................................................................$21.14  $16.10
Fourth Quarter............................................................................$22.76  $17.86

CALENDAR YEAR 2001
First Quarter.............................................................................$14.51  $10.43
Second Quarter............................................................................$15.92  $13.39
Third Quarter.............................................................................$17.51  $13.62
Fourth Quarter............................................................................$16.19  $14.52

         On January 6, 2003, we declared a 5% stock dividend on our common stock, payable on February 3, 2003 to record holders as of January 17, 2003. The stock dividend increased the number of common shares outstanding from 5,148,342 to 5,405,706. Also on January 6, 2003, we declared a $0.08 per share cash dividend on our common stock, payable on March 10, 2003 to record holders as of February 10, 2003. This represents the first cash dividend on our common stock since our formation in 1997.

         We are a holding company and substantially all of our assets are held by our subsidiaries. Our ability to pay dividends to our shareholders depends primarily on our bank's ability to pay dividends to us. Dividend payments and extensions of credit to us from our bank are subject to legal and regulatory limitations, generally based on capital levels and current and retained earnings imposed by law and regulatory agencies with authority over our bank. The ability of our bank to pay dividends is also subject to its profitability, financial condition, capital expenditures and other cash flow requirements. In addition, under the terms of our 9.60% junior subordinated debentures due 2029, we would be precluded from paying dividends on our common stock if we were in default under the debentures and did not take reasonable steps to cure the default, if we exercised our right to defer payments of interest on the debentures, or if certain related defaults occurred.

ITEM 6. SELECTED FINANCIAL DATA

         The Selected Financial Data on page F-3 in this Annual Report is incorporated here by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

         Management's Discussion and Analysis on pages F-4 through F-22 in this Annual Report is incorporated here by reference.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The information under the heading "Market Risk Analysis" on pages F-20 through F-22 in this Annual Report is incorporated here by reference.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The Consolidated Financial Statements, Notes to Consolidated Financial Statements and the Report of Independent Public Accountants on pages F-23 through F-48 in this Annual Report are incorporated here by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The information listed under the captions "Information about Directors, Nominees and Executive Officers" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the definitive Proxy Statement of Mercantile for its April 17, 2003 Annual Meeting of Shareholders (the "Proxy Statement"), a copy of which will be filed with the Securities and Exchange Commission before the meeting date, is incorporated here by reference.

ITEM 11. EXECUTIVE COMPENSATION

         The information presented under the captions "Summary Compensation Table," "Options Granted in 2002," "Aggregated Stock Option Exercises in 2002 and Year End Option Values," "Employment Agreements," and "Compensation Committee Interlocks and Insider Participation" and in the last two paragraphs under the caption "Board of Directors Meetings and Committees", in the Proxy Statement is incorporated here by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information presented under the caption "Stock Ownership of Certain Beneficial Owners and Management" in the Proxy Statement is incorporated here by reference.

EQUITY PLAN COMPENSATION INFORMATION

         The following table summarizes information, as of December 31, 2002, relating to our compensations plans under which our equity securities are authorized for issuance.

PLAN CATEGORY              NUMBER OF SECURITIES        WEIGHTED AVERAGE           NUMBER OF SECURITIES
                           TO BE ISSUED UPON           EXERCISE PRICE OF          REMAINING AVAILABLE FOR
                           EXERCISE OF                 OUTSTANDING OPTIONS,       FUTURE ISSUANCE UNDER
                           OUTSTANDING OPTIONS,        WARRANTS AND RIGHTS        EQUITY COMPENSATION PLANS
                           WARRANTS AND RIGHTS                                    (EXCLUDING SECURITIES
                                                                                  REFLECTED IN COLUMN (a))

                                    (a)                       (b)                         (c)

Equity compensation             271,935                     $12.63                      88,555
plans approved by
security holders (1)

Equity compensation                 0                         0                           0
Plans not approved by
Security holders

Total                           271,935                     $12.63                      88,555

(1) These plans are our 1997 Employee Stock Option Plan, 2000 Employee Stock Option Plan and Independent Director Stock Option Plan.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information listed under the caption "Certain Transactions" in the Proxy Statement is incorporated here by reference.

                                     PART IV

ITEM 14. CONTROLS AND PROCEDURES

         As of December 31, 2002, an evaluation was performed under the supervision of and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of December 31, 2002. There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to December 31, 2002.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) (1) Financial Statements. The following financial statements and report of independent public accountants of Mercantile Bank Corporation and its subsidiaries are filed as part of this report:

         Report of Independent Public Accountants dated January 17, 2003

         Consolidated Balance Sheets as of December 31, 2002 and 2001

         Consolidated Statements of Income for each of the three years in the period ended December 31, 2002

         Consolidated Statements of Changes in Shareholders' Equity for each of the three years in the period ended December 31, 2002

         Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 2002

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

     (2) Financial Statement Schedules

         Not applicable

(b)      Reports on Form 8-K

         We have not filed any reports on Form 8-K during the last quarter of the period covered by this Report.

 (c)     Exhibits:

        EXHIBIT NO.                        EXHIBIT DESCRIPTION
        -----------                        -------------------

            3.1 Our Articles of Incorporation are incorporated by reference to exhibit 3.1 of our Registration Statement on Form SB-2 (Commission File no. 333-33081) that became effective on October 23, 1997

            3.2 Our Amended and Restated Bylaws dated as of January 16, 2003 are incorporated by reference to exhibit
                             3.2 of our Registration Statement on Form S-3 (Commission File No. 333-103376) that became effective on February 21, 2003

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

        EXHIBIT NO.                        EXHIBIT DESCRIPTION
        -----------                        -------------------

            10.3 Agreement between Fiserve Solutions, Inc. and our bank dated September 10, 1997, is incorporated by reference to exhibit 10.3 of our Registration Statement on Form SB-2 (Commission File No. 333-33081) that became effective on October 23, 1997.

            10.4 Extension Agreement of Data Processing Contract between Fiserve Solutions, Inc. and our bank dated May 12, 2000 extending the agreement between Fiserve Solutions, Inc. and our bank dated September 10, 1997, is incorporated by reference to exhibit 10.15 of our Form 10-K for the fiscal year ended December 31, 2000 (Commission File No. 000-26719)

            10.5 Extension Agreement of Data Processing Contract between Fiserve Solutions, Inc. and our bank dated November 22, 2002 extending the agreement between Fiserve Solutions, Inc. and our bank dated September 10, 1997

            10.6 Mercantile Bank of West Michigan Deferred Compensation Plan for Members of the Board of Directors (1999) is incorporated by reference to
                             Exhibit 10.6 of the Registration Statement of the company and our trust on Form SB-2 (Commission File Nos. 333-84313 and 333-84313-01) that became effective on September 13, 1999.

            10.7 Subordinated Indenture dated as of September 17, 1999 between the company and Wilmington Trust Company, as Trustee, relating to 9.60% Junior Subordinated Debentures due 2029 is incorporated by reference to Exhibit 4.1 of the Registration Statement of the company and our trust on Form SB-2 (Commission File Nos. 333-84313 and 333-84313-01)
                             that become effective on September 13, 1999)

            10.8 Amended and Restated Trust Agreement dated as of September 17, 1999 among the company, as depositor, Wilmington Trust Company, as Property Trustee, Wilmington Trust Company, as Delaware Trustee, and the Administrative Trustees is incorporated by reference to Exhibit 4.5 of the Registration Statement of the company and our trust on Form SB-2 (Commission File Nos. 333-84313 and 333-84313-01)
                             that became effective on September 13, 1999

            10.9 Preferred Securities Guarantee Agreement between the company and Wilmington Trust Company dated September 17, 1999, is incorporated by reference to
                             Exhibit 4.7 of the Registration Statement of the company and our trust on Form SB-2 (Commission File Nos. 333-84313 and 333-84313-01) that became effective on September 13, 1999

           10.10 Agreement as to Expenses and Liabilities dated as of September 17, 1999, between the company and our trust (included as Exhibit D to Exhibit 10.8)

           10.11 Mercantile Bank Corporation 2000 Employee Stock Option Plan, approved by the shareholders at the annual meeting on April 20, 2000, is incorporated by reference to exhibit 10.14 of our Form 10-K for the fiscal year ended December 31, 2000 (Commission File No. 000-26719)

           10.12 Amended and Restated Employment Agreement dated as of October 12, 2000, among the company, our bank and Gerald R. Johnson, Jr., is incorporated by reference to exhibit 10.16 of our Form 10-K for the fiscal year ended December 31, 2000 (Commission File No. 000-26719) (management contract or compensatory plan)

        EXHIBIT NO.                        EXHIBIT DESCRIPTION
        -----------                        -------------------

           10.13 Amended and Restated Employment Agreement dated as of October 12, 2000, among the company, our bank and Michael H. Price, is incorporated by reference to exhibit 10.17 of our Form 10-K for the fiscal year ended December 31, 2000 (Commission File No. 000-26719) (management contract or compensatory plan)

           10.14 Employment Agreement dated as of October 12, 2000, among the company, our bank and Robert B. Kaminski, is incorporated by reference to exhibit 10.18 of our Form 10-K for the fiscal year ended December 31, 2000 (Commission File No. 000-26719)
                             (management contract or compensatory plan)

           10.15 Employment Agreement dated as of October 12, 2000, among the company, our bank and Charles E. Christmas, is incorporated by reference to exhibit
                             10.19 of our Form 10-K for the fiscal year ended December 31, 2000 (Commission File No. 000-26719) (management contract or compensatory plan)

           10.16 Agreement between our bank and C.D. Barnes dated October 28, 2000, on Amendment to Standard Form of Agreement Between Owner and Construction Manager where the Construction Manager is also the Constructor, is incorporated by reference to exhibit 10.20 of our Form 10-K for the fiscal year ended December 31, 2000 (Commission File No. 000-26719)

           10.17 Amended and Restated Employment Agreement dated as of October 18, 2001, among the company, our bank and Gerald R. Johnson, Jr., is incorporated by reference to exhibit 10.21 of our Form 10-K for the fiscal year ended December 31, 2001 (Commission File No. 000-26719) (management contract or compensatory plan)

           10.18 Amended and Restated Employment Agreement dated as of October 18, 2001, among the company, our bank and Michael H. Price, is incorporated by reference to exhibit 10.22 of our Form 10-K for the fiscal year ended December 31, 2001 (Commission File No. 000-26719) (management contract or compensatory plan)

           10.19 Employment Agreement dated as of October 18, 2001, among the company, our bank and Robert B. Kaminski, is incorporated by reference to exhibit 10.23 of our Form 10-K for the fiscal year ended December 31, 2001 (Commission File No. 000-26719)
                             (management contract or compensatory plan)

           10.20 Employment Agreement dated as of October 18, 2001, among the company, our bank and Charles E. Christmas, is incorporated by reference to exhibit
                             10.23 of our Form 10-K for the fiscal year ended December 31, 2001 (Commission File No. 000-26719) (management contract or compensatory plan)

           10.21 Amendment to Employment Agreement dated as of October 17, 2002, among the company, our bank and Gerald R. Johnson, Jr. (management contract or compensatory plan)

           10.22 Amendment to Employment Agreement dated as of October 17, 2002, among the company, our bank and Michael H. Price (management contract or compensatory plan)

           10.23 Amendment to Employment Agreement dated as of company, our bank and Robert B. Kaminski (management contract or compensatory plan)

        EXHIBIT NO.                        EXHIBIT DESCRIPTION
        -----------                        -------------------

            10.24 Amendment to Employment Agreement dated as of October 17, 2002, among the company, our bank and Charles E. Christmas (management contract or compensatory plan)

            10.25 Agreement between our bank and Visser Brothers Construction Inc. dated May 8, 2002, on Standard Form of Agreement Between Owner and Contractor where the basis of payment is a stipulated sum

            10.26 Mercantile Bank Corporation Independent Director Stock Option Plan, approved by the shareholders at the annual meeting on April 18, 2002

             21              Subsidiaries of the company

             23              Consent of Independent Accountants

            99.1 Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

            99.2 Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002


(d)      Financial Statements Not Included In Annual Report

         Not applicable

                           MERCANTILE BANK CORPORATION

                        CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2002 and 2001

                           MERCANTILE BANK CORPORATION

                        CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2002 and 2001


                                    CONTENTS

SELECTED FINANCIAL DATA.....................................................................................    F-3

MANAGEMENT'S DISCUSSION AND ANALYSIS........................................................................    F-4

REPORT OF INDEPENDENT AUDITORS..............................................................................   F-23


CONSOLIDATED FINANCIAL STATEMENTS

     CONSOLIDATED BALANCE SHEETS............................................................................   F-24

     CONSOLIDATED STATEMENTS OF INCOME......................................................................   F-25

     CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY.............................................   F-26

     CONSOLIDATED STATEMENTS OF CASH FLOWS..................................................................   F-27

     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.............................................................   F-28


                             SELECTED FINANCIAL DATA


                                                                2002       2001       2000       1999       1998
                                                                ----       ----       ----       ----       ----
                                                                      (In thousands except per share data)
CONSOLIDATED RESULTS OF OPERATIONS:

Interest income                                               $  47,632  $  44,619  $  36,835  $  22,767  $  10,168
Interest expense                                                 23,978     28,201     24,560     13,330      5,629
                                                              ---------  ---------  ---------  ---------  ---------
Net interest income                                              23,654     16,418     12,275      9,437      4,539
Provision for loan and lease losses                               3,002      2,370      1,854      1,961      2,572
Noninterest income                                                3,053      1,879      1,192        847        488
Noninterest expense                                              12,781      9,454      7,515      5,888      3,564
                                                              ---------  ---------  ---------  ---------  ---------
Income (loss) before income tax expense and cumulative
   effect of change in accounting principle                      10,924      6,473      4,098      2,435    (1,109)
Income tax expense                                                3,167      1,990      1,303        292          0
                                                              ---------  ---------  ---------  ---------  ---------
Income (loss) before cumulative effect of change in
   accounting principle                                           7,757      4,483      2,795      2,143    (1,109)
Cumulative effect of change in accounting principle                   0          0          0       (42)          0
                                                              ---------  ---------  ---------  --------   ---------
Net income (loss)                                             $   7,757  $   4,483  $   2,795  $   2,101  $ (1,109)
                                                              =========  =========  =========  =========  =========

CONSOLIDATED BALANCE SHEET DATA:

Total assets                                                  $ 921,855  $ 698,682  $ 512,746  $ 368,037  $ 216,237
Cash and cash equivalents                                        28,117     19,938     18,102     13,650      6,456
Securities                                                       96,893     78,818     60,457     41,957     24,160
Loans, net of deferred loan fees                                771,554    587,248    429,804    308,006    184,745
Allowance for loan and lease losses                              10,890      8,494      6,302      4,620      2,765
Bank owned life insurance policies                               14,876      3,991          0          0          0

Deposits                                                        754,113    569,077    425,740    294,829    171,998
Securities sold under agreements to repurchase                   50,335     36,485     32,151     26,607     17,038
Federal Home Loan Bank advances                                  15,000          0          0          0          0
Trust preferred securities                                       16,000     16,000     16,000     16,000          0
Shareholders' equity                                             79,834     71,463     31,854     27,968     26,701

CONSOLIDATED FINANCIAL RATIOS:

Return on average assets                                          0.97%      0.74%      0.63%      0.71%    (0.86)%
Return on average shareholders' equity                           10.30%      9.05%      9.48%      7.70%    (6.40)%

Nonperforming loans to loans                                      0.10%      0.24%      0.02%      0.00%      0.00%
Allowance for loan and lease losses to loans                      1.41%      1.45%      1.47%      1.50%      1.50%

Tier 1 leverage capital                                          10.72%     13.00%      8.59%     10.88%     13.83%
Tier 1 leverage risk-based capital                               10.85%     13.00%      8.59%     10.64%     11.79%
Total risk-based capital                                         12.10%     14.25%     10.97%     13.67%     13.01%

PER SHARE DATA:

Net Income (Loss):
     Basic before cumulative effect of change
        in accounting principle                               $    1.43  $    1.11  $    0.98  $    0.75  $  (0.50)
     Diluted before cumulative effect of change
        in accounting principle                                    1.41       1.10       0.97       0.74     (0.50)
     Basic                                                         1.43       1.11       0.98       0.73     (0.50)
     Diluted                                                       1.41       1.10       0.97       0.72     (0.50)

Book value at end of period                                       14.77      13.22      11.10       9.77       9.33
Dividends declared                                                   NA         NA         NA         NA         NA

NA -- Not Applicable

Note: Per share data reflects the impact of the 5% stock dividend paid on February 3, 2003.

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

INTRODUCTION

This Management's Discussion and Analysis should be read in conjunction with the consolidated financial statements contained herein. This discussion provides information about the consolidated financial condition and results of operations of Mercantile Bank Corporation and its wholly-owned subsidiaries, Mercantile Bank of West Michigan ("our bank") and MBWM Capital Trust I ("the trust"), and of Mercantile Bank Mortgage Company ("our mortgage company"), Mercantile BIDCO, Inc. ("our BIDCO") and Mercantile Insurance Center, Inc. (our insurance company"), wholly-owned subsidiaries of our bank. Unless the text clearly suggests otherwise, references to "us," "we," "our," or "the company" include Mercantile Bank Corporation and its wholly-owned subsidiaries referred to above.

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

The trust, a business trust subsidiary of the company, was incorporated in 1999 for the purpose of issuing 1.6 million shares of 9.60% Cumulative Preferred Securities ("trust preferred securities") at $10.00 per trust preferred security. The proceeds from the September 1999 sale were used by the trust to purchase an equivalent amount of subordinated debentures of the company. The company, in turn, used a majority of the proceeds from the issuance of the subordinated debentures for a capital contribution to our bank. The only significant asset of the trust is the subordinated debenture of the company and the only significant obligations of the trust are the trust preferred securities. The trust preferred securities are carried on the company's consolidated balance sheet as a liability and the interest expense is recorded on the company's consolidated statement of income.

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

On February 7, 2002 our BIDCO was granted a license by the Michigan Office of Financial and Insurance Services to operate as a Michigan Business and Industrial Development Company. Our BIDCO, a non-depository Michigan financial institution, offers equipment lease financing, asset based loans, junior debt facilities and other financing where equity features may be part of the facility pricing.

Our insurance company acquired, at nominal cost, an existing shelf insurance agency effective April 15, 2002. An Agency and Institution Agreement was entered into among our insurance company, our bank and Burnham Insurance Group for the purpose of providing programs of mass marketed personal lines of insurance. Insurance product offerings include private passenger automobile, homeowners, personal inland marine, boat owners, recreational vehicle, dwelling fire, umbrella policies, small business and life insurance products, all of which are provided by and written through companies that have appointed Burnham Insurance Group as their agent. The insurance products are marketed through a central facility operated by the Michigan Bankers Insurance Association, members of which include the insurance subsidiaries of various Michigan-based financial institutions and Burnham Insurance Group. Our insurance company receives commissions based upon written premiums produced under the Agency and Institution Agreement.

FINANCIAL CONDITION

We continued to experience significant asset growth during 2002. Assets increased from $698.7 million on December 31, 2001 to $921.9 million on December 31, 2002. This represents an increase in total assets of $223.2 million, or 31.9%. The increase in total assets was primarily comprised of a $181.9 million increase in net loans, an $18.1 million increase in securities, a $10.9 million increase in bank owned life insurance policies and a net $8.2 million increase in cash and cash equivalents. The increase in assets was primarily funded by a $185.0 million increase in deposits, a $15.0 million increase in Federal Home Loan Bank advances, a $13.8 million increase in security repurchase agreements and an $8.4 million increase in shareholder's equity.

EARNING ASSETS
Average earning assets equaled 95.5% of average total assets during 2002, compared to 96.4% during 2001. Although we experienced significant asset growth during 2002, the asset composition remained relatively constant. The loan portfolio continued to comprise a majority of earning assets, followed by securities, federal funds sold, and short-term investments.

Our loan portfolio, which equaled 88.0% of average earnings assets during 2002, is primarily comprised of commercial loans. Constituting 93.2% of average loans and growing by $178.1 million during 2002, the commercial loan portfolio represents loans to business interests generally located within our market area. Approximately 67% of the commercial loan portfolio is primarily secured by real estate properties, with the remaining generally secured by other business assets such as accounts receivable, inventory, and equipment. The continued significant concentration of the loan portfolio in commercial loans and the rapid growth of this portion of our lending business is consistent with our strategy of focusing a substantial amount of our efforts on "wholesale" banking. Corporate and business lending continues to be an area of expertise for our senior management team, and our ten commercial lenders have over 165 years of combined commercial lending experience. Of each of the loan categories that we originate, commercial loans are most efficiently originated and managed, thus limiting overhead costs by necessitating the attention of fewer full-time employees. Our commercial lending business generates the greatest amount of local deposits and is virtually our only source of significant demand deposits.

Residential mortgage and consumer lending, while averaging only 6.8% of average loans during 2002, also experienced excellent growth; however, while we expect the residential mortgage loan and consumer loan portfolios to increase in future periods, given our wholesale banking strategy, the commercial sector of the lending efforts and resultant assets are expected to remain the dominant loan portfolio category.

The following tables present the maturity of total loans outstanding, as of December 31, 2002, according to scheduled repayments of principal on fixed rate loans and repricing frequency on variable rate loans. Floating rate loans that have reached interest rate floors are treated as fixed rate loans.

                                                         0-1              1-5          After 5
                                                        Year             Years          Years             Total
                                                        ----             -----          -----             -----
   Construction and land development             $    56,866,000  $     35,203,000  $  11,831,000  $    103,900,000
   Real estate -- secured by 1-4 family
      properties                                      32,813,000        20,780,000      7,235,000        60,828,000
   Real estate -- secured by multi-family
      properties                                       2,251,000        10,774,000              0        13,025,000
   Real estate -- secured by
     nonresidential properties                       113,532,000       241,567,000      2,332,000       357,431,000
   Commercial                                        161,934,000        66,723,000      2,005,000       230,662,000
   Leases                                                      0           850,000              0           850,000
   Consumer                                            1,408,000         3,321,000        129,000         4,858,000
                                                 ---------------  ----------------  -------------  ----------------

                                                 $   368,804,000  $    379,218,000  $  23,532,000  $    771,554,000
                                                 ===============  ================  =============  ================


   Fixed rate loans                              $    59,265,000  $    379,146,000  $  23,532,000  $    461,943,000
   Floating rate loans                               309,539,000            72,000              0       309,611,000
                                                 ---------------  ----------------  -------------  ----------------

                                                 $   368,804,000  $    379,218,000  $  23,532,000  $    771,554,000
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

The quality of our loan portfolio remains strong, with past due loans and net loan charge-offs well below banking industry averages during 2002. As of December 31, 2002, past due loans and nonaccrual loans totaled $796,000, or 0.10% of total loans. At December 31, 2001, past due and nonaccrual loans equaled 0.24% of total loans. Net loan charge-offs during 2002 totaled $606,000, or 0.09% of average total loans. During 2001 net loan charge-offs equaled 0.04% of average total loans. Over 98% of the loan portfolio consists of loans extended directly to companies and individuals doing business and residing within our market area. The remaining portion is comprised of commercial loans participated with certain non-affiliated commercial banks outside the immediate area, which are underwritten using the same loan criteria as though our bank was the originating bank.

The following table summarizes changes in the allowance for loan and lease losses.

                                                                             Years ended December 31,
                                                                     2002              2001               2000
                                                                     ----              ----               ----
Loans and leases outstanding at year-end                       $  771,554,000     $  587,248,000    $   429,804,000
                                                               ==============     ==============    ===============

Daily average balance of loans and leases outstanding          $  669,781,000     $  500,965,000    $   372,428,000
                                                               ==============     ==============    ===============

Balance of allowance at beginning of year                      $    8,494,000     $    6,302,000    $     4,620,000

Loans and leases charged-off:
     Commercial, financial and agricultural                          (696,000)          (247,000)          (147,000)
     Construction and land development                                      0                  0                  0
     Leases                                                                 0                  0                  0
     Residential real estate                                                0             (4,000)                 0
     Installment loans to individuals                                 (10,000)            (1,000)           (38,000)
                                                               ---------------    --------------    ---------------
         Total loans charged-off                                     (706,000)          (252,000)          (185,000)

Recoveries of previously charged-off loans and leases:
     Commercial, financial and agricultural                            78,000             73,000             13,000
     Construction and land development                                      0                  0                  0
     Leases                                                                 0                  0                  0
     Residential real estate                                            4,000                  0                  0
     Installment loans to individuals                                  18,000              1,000                  0
                                                               --------------     --------------    ---------------
         Total recoveries                                             100,000             74,000             13,000
                                                               --------------     --------------    ---------------

         Net charge-offs                                             (606,000)          (178,000)          (172,000)

Provision for loan and leases losses                                3,002,000          2,370,000          1,854,000
                                                               --------------     --------------    ---------------

Balance of the allowance at year-end                           $   10,890,000     $    8,494,000    $     6,302,000
                                                               ==============     ==============    ===============

Ratio of net charge-offs during period to average
  loans and leases outstanding during the period                     (0.09)%            (0.04)%              (0.05)%
                                                               ============       ===========       ==============

Ratio of allowance to loans and leases outstanding
  at end of period                                                    1.41%              1.45%                1.47%
                                                               ===========        ===========       ==============

In each accounting period the allowance for loan and lease losses ("allowance") is adjusted to the amount believed necessary to maintain the allowance at adequate levels. Through the loan review and credit departments, we attempt to allocate specific portions of the allowance based on specifically identifiable problem loans and leases. The evaluation of the allowance is further based on, although not limited to, consideration of the internally prepared Loan Loss Reserve Analysis ("Reserve Analysis"), composition of the loan portfolio, third party analysis of the loan and lease administration processes and portfolio and general economic conditions. In addition, our bank's status as a relatively new banking organization and the rapid commercial loan and lease growth since inception is taken into account.

The Reserve Analysis, used since the inception of our bank and completed monthly, applies reserve allocation factors to outstanding loan balances to calculate an overall allowance dollar amount. For commercial loans and leases, which continue to comprise a vast majority of our total loans, reserve allocation factors are based upon the loan ratings as determined by our loan rating paradigm that is administered by our loan review function. For retail loans, reserve allocation factors are based upon the type of credit. Adjustments for specific loan relationships, including impaired loans, are made on a case-by-case basis. The reserve allocation factors are primarily based on the experience of senior management making similar loans in the same community for over 15 years. The Reserve Analysis is reviewed regularly by senior management and the Board of Directors and is adjusted periodically based upon identifiable trends and experience.

The following table illustrates the breakdown of the allowance balance to loan type (dollars in thousands).

                                                               2 0 0 2                            2 0 0 1
                                                               -------                            -------

               Balance at End                                    Percent of Loans                    Percent of Loans
                  of Period                                      in each Category                    in each Category
                Applicable to                          Amount     to Total Loans          Amount      to Total Loans
                -------------                          ------     --------------          ------      --------------
     Commercial, financial and agricultural          $   9,188         77.9%            $   7,172         81.0%
     Construction and land development                   1,143         13.5                   785         10.7
     Leases                                                 11          0.1                     0           NA
     Residential real estate                               443          7.9                   453          7.2
     Installment loans to individuals                      105          0.6                    84          1.1
     Unallocated                                             0           NA                     0           NA
                                                     ---------       ------             ---------       ------

                                                     $  10,890        100.0%            $   8,494        100.0%
                                                     =========       ======             =========       ======

The primary risk elements with respect to commercial loans and leases are the financial condition of the borrower, the sufficiency of collateral, and lack of timely payment. We have a policy of requesting and reviewing periodic financial statements from commercial loan and lease customers, and we periodically review the existence of collateral and its value. The primary risk element with respect to each installment and residential real estate loan is lack of timely payment. We have a reporting system that monitors past due loans and have adopted policies to pursue creditor's rights in order to preserve our bank's position.

Although we believe that the allowance is adequate to sustain losses as they arise, there can be no assurance that our bank will not sustain losses in any given period that could be substantial in relation to, or greater than, the size of the allowance.

The securities portfolio also experienced significant growth during 2002, increasing from $78.8 million on December 31, 2001 to $96.9 million at December 31, 2002. During 2002, the securities portfolio equaled 11.0% of average earning assets. We maintain the portfolio at levels to provide adequate pledging for the repurchase agreement program and secondary liquidity for our daily operations. In addition, the portfolio serves a primary interest rate risk management function. At December 31, 2002, the portfolio was comprised of high credit quality U.S. Government Agency issued and guaranteed mortgage-backed securities (45%), municipal general obligation and revenue bonds (38%), U.S. Government Agency issued bonds (16%) and Federal Home Loan Bank stock (1%).

All securities, with the exception of tax-exempt municipal bonds, have been designated as "available for sale" as defined in Statement of Financial Accounting Standards ("SFAS") No. 115, Accounting for Certain Investments in Debt and Equity Securities. Securities designated as available for sale are stated at fair value, with the unrealized gains and losses, net of income tax, reported as a separate component of shareholders' equity in accumulated other comprehensive income. The fair value of securities designated as available for sale at December 31, 2002 and 2001 was $59.6 million and $52.1 million, respectively. The net unrealized gain recorded at December 31, 2002 and 2001, was $1.6 million and $0.6 million, respectively. All tax-exempt municipal bonds have been designated as "held to maturity" as defined in SFAS No. 115, and are stated at amortized cost. As of December 31, 2002 and 2001, held to maturity securities had an amortized cost of $36.5 million and $26.0 million and a fair value of $38.0 million and $26.2 million, respectively.

The following table shows by class of maturities as of December 31, 2002, the amounts and weighted average yields of investment securities (1):

                                                                                      Carrying          Average
                                                                                        Value            Yield
                                                                                        -----            -----
                                                                                        (Dollars in thousands)
     U.S. Treasury securities and obligations of U.S.
       Government agencies and corporations
         One year or less                                                         $            0          NA
         Over one through five years                                                           0          NA
         Over five through ten years                                                  14,321,000         4.76%
         Over ten years                                                                2,017,000         4.88
                                                                                  --------------       ------
                                                                                      16,338,000         4.77
     Obligations of states and political subdivisions
         One year or less                                                                226,000         5.95
         Over one through five years                                                   4,515,000         6.87
         Over five through ten years                                                   7,824,000         6.61
         Over ten years                                                               23,928,000         6.95
                                                                                  --------------       ------
                                                                                      36,493,000         6.86

     Mortgage-backed securities                                                       43,276,000         5.67
                                                                                  --------------       ------

                                                                                  $   96,107,000         5.97%
                                                                                  ==============       ======

(1) Yields on tax-exempt securities are computed on a fully taxable-equivalent basis. (See Note 2 to the consolidated financial statements.)

Federal funds sold, consisting of excess funds sold overnight to correspondent banks, are used to manage daily liquidity needs and interest rate sensitivity. During 2002, the average balance of these funds equaled 1.0% of average earning assets. This level is well within our internal policy guidelines and is not expected to change significantly in the future.

Bank owned life insurance ("BOLI") policies increased from $4.0 million at December 31, 2001, to $14.9 million on December 31, 2002, an increase of $10.9 million. Approximately $10.5 million of the increase is due to the purchase of bank owned life insurance policies for selected officers during 2002, with the remainder of the increase associated with the increased value in cash surrender value of the policies during the year. These single premium whole life insurance policies have a positive impact on noninterest income due to the income recognition relating to the increase in cash surrender value. The policies purchased in 2002 were in large part acquired to mitigate the rapidly increasing cost of employee medical and long term disability insurance policies, resulting from increased premiums charged by our insurance carriers and the hiring of additional staff, through the recognition of noninterest income. The policies purchased in 2002 also include term life insurance of which our bank is sole beneficiary.

Cash and cash equivalents increased from $19.9 million at December 31, 2001, to $28.1 million on December 31, 2002, an increase of $8.2 million. The increase was primarily the result of an increase in our average daily outgoing cash letter due to the growth in our local deposit base throughout 2002 and a larger than average outgoing cash letter on the last day of 2002. In general, our commercial lending and wholesale funding focus results in relatively large day-to-day fluctuations of our cash and cash equivalent balances. The average balance of cash and cash equivalents during 2002 equaled $18.6 million.

SOURCE OF FUNDS
Our major source of funds is from deposits. Total deposits increased from $569.1 million at December 31, 2001, to $754.1 million on December 31, 2002, an increase of $185.0 million, or 32.5%. Included within these numbers is the success we achieved in generating deposit growth from customers located within the market area during 2002. Local deposits increased from $176.8 million at December 31, 2001, to $241.6 million on December 31, 2002, an increase of $64.8 million, or 36.6%. In addition, our repurchase agreement program, which exhibits the characteristics of an interest-bearing checking account, increased by $13.8 million, or 38.0%, during the same time period. Despite this success in obtaining funds from local customers, the substantial asset growth has necessitated the continued acquisition of funds from depositors outside of the market area. Out-of-area deposits increased from $392.2 million at December 31, 2001, to $512.5 million on December 31, 2002, an increase of $120.3 million, or 30.7%. However, the strong growth in local deposits resulted in out-of-area deposits declining as a percentage of total deposits from 68.9% at year-end 2001 to 68.0% at year-end 2002. In late 2002 we accessed the Federal Home Loan Bank of Indianapolis' ("FHLBI") advance program for the first time ever, with borrowings totaling $15.0 million at year-end 2002.

During 2002 we experienced significant growth in our check-writing deposit accounts, which include noninterest-bearing demand accounts, interest-bearing checking accounts and money market deposit accounts. In aggregate these deposit types grew $28.2 million, or 39.8%. Leading the growth were noninterest-bearing demand accounts. Comprised primarily of business loan customers, noninterest-bearing demand accounts grew $19.2 million, or 44.6%, and equaled 6.7% of average total liabilities during 2002. Interest-bearing checking accounts increased $5.9 million, or 26.8%, and equaled 3.1% of average total liabilities during 2002. Money market deposit accounts increased $3.0 million, or 54.1%, and equaled 1.0% of average total liabilities during 2002. Business loan customers also comprise the majority of interest-bearing checking and money market deposit accounts, although to a lesser extent than noninterest-bearing checking accounts. Pursuant to banking regulations, incorporated businesses may not own interest-bearing checking accounts and transactions from money market accounts are limited. We anticipate continued growth of our check-writing deposit accounts as additional business loans are extended and through the efforts of our branch network and business development activities.

During 2002, savings account balances recorded an increase of $22.3 million, or 47.3%, and equaled 8.1% of average total liabilities. Business loan customers also comprise the majority of savings account holders, although to a lesser extent than check-writing accounts. We anticipate an increase in savings account balances as additional business loans are extended and through the efforts of our branch network and business development activities.

Certificates of deposit purchased by customers located within the market area increased significantly during 2002, growing from $58.7 million at December 31, 2001, to $73.0 million on December 31, 2002, a growth rate of 24.4%. These deposits accounted for 8.8% of average total liabilities during 2002. Leading the growth were certificates of deposit issued to local municipalities, primarily counties, cities and townships, increasing from $28.7 million at December 31, 2001, to $43.0 million at December 31, 2002. The increase in local municipality certificates of deposit has been facilitated by our qualifying for funds from new municipal customers and additional funds from existing customers through a combination of our asset growth and increased profitability as measured by the municipalities' investment policy guidelines, and is a trend that we expect to continue.

During 2002 certificates of deposit obtained from customers located outside of the market area increased by $120.3 million, and represented 63.0% of average total liabilities during 2002. At December 31, 2002, out-of-area deposits totaled $512.5 million. Out-of-area deposits consist primarily of certificates of deposit placed by deposit brokers for a fee, but also include certificates of deposit obtained from the deposit owners directly. The owners of the out-of-area deposits include individuals, businesses and governmental units located throughout the country. Out-of-area deposits are utilized to support our asset growth, and are generally a lower cost source of funds when compared to the interest rates that would have to be offered in the local market to generate a sufficient level of funds. During most of 2002 rates paid on new out-of-area deposits were very similar to rates paid on new certificates of deposit issued to local customers. In addition, the overhead costs associated with the out-of-area deposits are considerably less than the overhead costs that would be incurred to administer a similar level of local deposits. Although local deposits have and are expected to increase as new business, governmental and consumer deposit relationships are established and as existing customers increase the balances in their deposit accounts, the relatively high reliance on out-of-area deposits will likely remain.

Securities sold under agreements to repurchase ("repurchase agreements") increased $13.8 million and equaled 6.0% of average total liabilities during 2002. As part of our sweep account program, collected funds from certain business noninterest-bearing checking accounts are invested in overnight interest-bearing repurchase agreements. Although not considered a deposit account and therefore not afforded federal deposit insurance, the repurchase agreements have characteristics very similar to that of an interest-bearing checking deposit account.

Shareholders' equity increased $8.4 million and equaled 9.4% of average assets during 2002. The increase was primarily attributable to net income from operations, which totaled $7.8 million. Shareholders' equity was also positively impacted by a $0.6 million mark-to-market adjustment for available for sale securities as defined in SFAS No. 115, resulting from the changing interest rate environment during 2002.

RESULTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001

SUMMARY
We recorded strong earnings performance during 2002. Net income was $7.8 million, or $1.43 per basic share and $1.41 per diluted share. This earnings performance compares very favorably to net income of $4.5 million, or $1.11 per basic share and $1.10 per diluted share, recorded in 2001. The $3.3 million improvement in net income represents an increase of 73.0%, while diluted earnings per share were up 28.2%, with the difference reflecting the impact of our common stock sales during 2001 and resulting increases in average common shares outstanding. The earnings improvement during 2002 over that of 2001 is primarily attributable to increased net interest income and improved operating efficiencies resulting from asset growth, strong credit culture, controlled overhead expenses and increased fee income. We expect our percentage rate of loan growth to exceed the banking industry average in 2003.

The following table shows some of the key performance and equity ratios for the years ended December 31, 2002 and 2001.

                                                                                      2002              2001
                                                                                      ----              ----
     Return on average total assets                                                    0.97%             0.74%
     Return on average equity                                                         10.30              9.05
     Dividend payout ratio                                                              NA                NA
     Average equity to average assets                                                  9.44              8.21

NET INTEREST INCOME
Net interest income, the difference between revenue generated from earning assets and the interest cost of funding those assets, is our primary source of earnings. Interest income (adjusted for tax-exempt income) and interest expense totaled $48.2 million and $24.0 million during 2002, respectively, providing for net interest income of $24.3 million. This performance compares favorably to that of 2001 when interest income and interest expense were $45.0 million and $28.2 million, respectively, providing for net interest income of $16.8 million. In comparing 2002 with 2001, interest income increased 7.1%, interest expense was down 14.9% and net interest income increased 44.6%. The level of net interest income is primarily a function of asset size, as the weighted average interest rate received on earning assets is greater than the weighted average interest cost of funding sources; however, factors such as types of assets and liabilities, interest rate risk, common stock sales, liquidity, and customer behavior also impact net interest income as well as the net interest margin. The net interest margin improved from 2.89% in 2001 to 3.19% in 2002, an increase of 10.4%.

The following table depicts the average balance, interest earned and paid, and weighted average rate of our assets, liabilities and shareholders' equity during 2002, 2001 and 2000 (dollars in thousands). The table also depicts the dollar amount of change in interest income and interest expense of interest-earning assets and interest-bearing liabilities, segregated between change due to volume and change due to rate. For tax-exempt investment securities interest income and yield have been computed on a tax equivalent basis using a marginal tax rate of 34%.


                                                            Years ended December 31,
                    ---------------2 0 0 2----------   ---------------2 0 0 1----------  ---------------2 0 0 0----------
                      Average                Average    Average                 Average   Average                 Average
                      Balance     Interest    Rate      Balance     Interest     Rate     Balance     Interest     Rate
                      -------     --------    ----      -------     --------     ----     -------     --------     ----
Taxable securities  $   53,509    $  3,023    5.65%   $   48,172    $  3,245      6.74%   $ 38,788   $   2,662     6.86%
Tax-exempt
  securities            29,956       2,056    6.86        19,566       1,362      6.96      10,972         782     7.12
                    ----------    --------            ----------    --------              --------   ---------
  Total securities      83,465       5,079    6.09        67,738       4,607      6.80      49,760       3,444     6.92

Loans                  669,781      43,032    6.42       500,965      39,852      7.95     372,428      33,057     8.88
Short-term
  investments              194           2    1.03           134           4      2.89         115           6     4.74
Federal funds sold       7,901         130    1.65        13,289         546      4.11       8,986         567     6.31
                      --------    --------                ------    --------              --------   ---------
  Total earning
  assets               761,341      48,243    6.34       582,126      45,009      7.73     431,289      37,074     8.60

Allowance for loan
  and lease losses      (9,620)                           (7,383)                           (5,527)
Cash and due
  from banks            18,568                            13,697                             8,926
Other non-earning
  assets                26,872                            15,355                            10,044
                    ----------                        ----------                          --------

  Total assets      $  797,161                        $  603,795                          $444,732
                    ==========                        ==========                          ========


Interest-bearing
  demand
  deposits          $   22,354    $    399    1.78%   $   15,923    $    491      3.08%   $ 11,207   $     501     4.47%
Savings deposits        58,679       1,381    2.35        42,334       1,614      3.81      36,040       1,875     5.20
Money market
  accounts               6,870         127    1.85         5,518         177      3.20       5,405         251     4.64
Time deposits          518,271      19,561    3.77       400,180      23,155      5.79     288,791      18,992     6.58
                    ----------    --------            ----------    --------              --------   ---------
  Total interest-
    bearing
    deposits           606,174      21,468    3.54       463,955      25,437      5.48     341,443      21,619     6.33

Short-term
  borrowings            44,395         899    2.03        34,662       1,186      3.42      29,331       1,369     4.67
Federal Home Loan
  Bank advances          1,014          20    1.97             0           0      0.00           0           0     0.00
Long-term
  borrowings            16,441       1,591    9.68        16,132       1,578      9.78      16,033       1,572     9.80
                    ----------    --------            ----------    --------              --------   ---------
  Total interest-
    bearing
    liabilities        668,024      23,978    3.59       514,749      28,201      5.48     386,807      24,560     6.35
                                  --------                          --------                         ---------

Demand deposits         48,140                            33,041                            23,568
Other liabilities        5,692                             6,450                             4,893
                    ----------                           -------                           -------
  Total liabilities    721,856                           554,240                           415,268
Average equity          75,305                            49,555                            29,464
                    ----------                        ----------                          --------
  Total liabilities
    and equity      $  797,161                        $  603,795                          $444,732
                    ==========                        ==========                          ========

Net interest
  income                          $ 24,265                          $ 16,808                         $  12,514
                                  ========                          ========                         =========
Rate spread                                  2.75%                                2.25%                            2.25%
                                             =====                               =====                            =====
Net interest
  margin                                     3.19%                                2.89%                            2.90%
                                             =====                               =====                            =====


                                                                           Years ended December 31,
                                          --------------2002 over 2001---------------    --------------2001 over 2000---------------
                                               Total        Volume            Rate          Total          Volume          Rate
                                               -----        ------            ----          -----          ------          ----
Increase (decrease) in interest income
   Taxable securities                     $   (222,000)  $    336,000    $   (558,000)  $    583,000    $    633,000   $    (50,000)
   Tax exempt securities                       694,000        713,000         (19,000)       580,000         598,000        (18,000)
   Loans                                     3,180,000     11,785,000      (8,605,000)     6,795,000      10,499,000     (3,704,000)
   Short term investments                       (2,000)         1,000          (3,000)        (2,000)          1,000         (3,000)
   Federal funds sold                         (416,000)      (169,000)       (247,000)       (21,000)        217,000       (238,000)
                                          ------------   ------------    ------------   ------------    ------------   ------------
     Net change in tax-equivalent
       income                                3,234,000     12,666,000      (9,432,000)     7,935,000      11,948,000     (4,013,000)

Increase (decrease) in interest expense
   Interest-bearing demand deposits            (92,000)       157,000        (249,000)       (11,000)        173,000       (184,000)
   Savings deposits                           (233,000)       503,000        (736,000)      (261,000)        293,000       (554,000)
   Money market accounts                       (50,000)        37,000         (87,000)       (74,000)          5,000        (79,000)
   Time deposits                            (3,594,000)     5,742,000      (9,336,000)     4,163,000       6,654,000     (2,491,000)
   Short term borrowings                      (287,000)       278,000        (565,000)      (183,000)        222,000       (405,000)
   Federal Home Loan Bank advances              20,000         20,000               0
   Long term borrowings                         13,000         30,000         (17,000)         6,000          10,000         (4,000)
                                          ------------   ------------    ------------   ------------    ------------   ------------
     Net change in interest
       expense                               4,223,000      6,767,000     (10,990,000)     3,640,000       7,357,000     (3,717,000)
                                          ------------   ------------    ------------   ------------    ------------   ------------

        Net change in tax-equivalent
          net interest income             $  7,457,000   $  5,899,000    $  1,558,000   $  4,295,000    $  4,591,000   $   (296,000)
                                          ============   ============    ============   ============    ============   ============

Interest income is primarily generated from the loan portfolio, and to a lesser degree from securities, federal funds sold and short term investments. Interest income increased $3.2 million during 2002 from that earned in 2001, totaling $48.2 million in 2002 compared to $45.0 million in the previous year. The increase is due to the growth in earning assets, which more than offset the impact of the declining interest rate environment in 2002. Reflecting the lower interest rates, the yield on average earning assets decreased from 7.73% recorded in 2001 to 6.34% in 2002.

The growth in interest income is attributable to an increase in earning assets. During 2002, earning assets averaged $761.3 million, a level substantially higher than the average earning assets of $582.1 million during 2001. Growth in average total loans, totaling $168.8 million, comprised 94.2% of the increase in average earnings assets. Interest income generated from the loan portfolio increased $3.2 million during 2002 over the level earned in 2001, comprised of an increase of $11.8 million from the growth in the loan portfolio which was partially offset by a decrease of $8.6 million due to the decline in the yield earned on the loan portfolio of 6.42% from 7.95%. The decline in the loan portfolio yield is primarily due to decreased market interest rates during 2002.

Growth in the securities portfolio also added to the increase in interest income during 2002 over that of 2001. Average securities increased by $15.8 million in 2002, increasing from $67.7 million in 2001 to $83.4 million in 2002. The growth equated to an increase in interest income of $1.0 million, which was partially offset by a decrease of $0.6 million due to the decline in the yield earned on the securities portfolio of 6.09% from 6.80%. Interest income earned on federal funds sold decreased by $0.4 million due to a $5.4 million decrease in the average balance and a lower yield during 2002. The lower yield on securities and federal funds sold is the result of decreased market interest rates during 2002.

Interest expense is primarily generated from interest-bearing deposits, and to a lesser degree repurchase agreements, trust preferred securities and Federal Home Loan Bank advances. Interest expense decreased $4.2 million during 2002 from that paid in 2001, totaling $24.0 million in 2002 compared to $28.2 million in the previous year. The decline in interest expense is primarily attributable to the impact of the declining interest rate environment during 2002, which more than offset the impact of the increase in interest-bearing liabilities during 2002. Interest-bearing liabilities averaged $668.0 million during 2002, a level substantially higher than the average interest-bearing liabilities of $514.7 million during 2001. This growth resulted in increased interest expense of $6.8 million; however, a decrease in interest expense of $11.0 million was recorded during 2002 due to lower market interest rates on all interest-bearing liability categories except trust preferred securities that have a fixed interest rate. The cost of average interest-bearing liabilities decreased from the 5.48% recorded in 2001 to 3.59% in 2002.

Growth in average certificates of deposits, totaling $118.1 million, comprised 77.0% of the increase in average interest-bearing liabilities between 2002 and 2001. The certificate of deposit growth during 2002 equated to an increase in interest expense of $5.7 million; however, a decrease in interest expense of $9.3 million was recorded due to the decline in the average rate paid as higher-rate certificates of deposit matured and were either renewed or replaced with lower-costing certificates of deposit. Increases in repurchase agreements and other interest-bearing deposits added to interest expense; however, the decline in interest rates paid on these funding liabilities more than offset the increased costs due to dollar volume growth. Average repurchase agreements grew from $34.7 million in 2001 to $44.4 million in 2002. The growth equated to an increase in interest expense of $0.3 million; however, a decrease of $0.6 million in interest expense was recorded due to the decline in the average rate paid. Lower interest rates paid on interest-bearing checking accounts, savings deposits and money market accounts reduced, in aggregate, $1.1 million in interest expense during 2002, while the increase in dollar volume added $0.7 million in interest expense.



PROVISION FOR LOAN AND LEASE LOSSES
Primarily reflecting continued significant loan and lease growth, the provision for loan and lease losses totaled $3.0 million during 2002, compared to the $2.4 million expensed during 2001. The allowance as a percentage of total loans outstanding as of December 31, 2002 was 1.41%, compared to 1.45% at year-end 2001. Net loan and lease charge-offs during 2002 totaled $606,000, or 0.09% of average total loans and leases. Net loan and lease charge-offs during 2001 totaled $178,000, or 0.04% of average total loans and leases. We maintain the allowance at a level we believe is adequate to absorb losses contained within the loan and lease portfolio.


NONINTEREST INCOME
Noninterest income, excluding net gains on sales of securities, totaled $2.8 million in 2002, an increase of 66.4% over the $1.7 million earned in 2001. Deposit and repurchase agreement service charges totaled $915,000 in 2002, an increase of $386,000, or 73.0%, from the amount earned in 2001. The increase is primarily due to the growth in the number of deposit accounts, reduction of the deposit earnings credit rate and modest increases in the deposit fee structure. Reflecting increased volume of refinance activity resulting from the decreased interest rate environment, fees earned on referring residential mortgage loan applicants to various third parties totaled $534,000 in 2002, up from the $401,000 earned in 2001. Usage fees on credit and debit cards totaled $262,000 in 2002, up from the $166,000 earned in 2001. Letter of credit commitment fees totaled $307,000 during 2002, down from the $379,000 earned in 2001.

Noninterest income related to cash surrender value of BOLI totaled $409,000 in 2002, up from the $99,000 recorded in 2001. The increase is primarily due to the additional $10.5 million BOLI purchase in August 2002 and the impact of having a full twelve month accrual of the $3.9 million in BOLI that were purchased at various time intervals during mid-2001. The BOLI policies represent a combination of whole life and term insurance. The purchase made in 2002 was done primarily to mitigate the impact of the rapidly increasing cost of employee medical and long term disability insurance policies resulting from increased premiums charged by our insurance carriers and the hiring of additional staff, while the 2001 purchases were done primarily to mitigate the interest cost of and provide a funding mechanism for our bank's non-qualified deferred compensation program. Our bank is the sole beneficiary of the term life insurance policies that are part of the BOLI purchased in 2002, while any payments made under the term life insurance policies that are part of the BOLI purchased in 2001 may be shared between our bank and the officers' named beneficiaries.

In addition to providing interest income and secondary liquidity, our securities portfolio plays an integral role in managing our net interest margin. During 2002 we consummated two bond swap transactions, resulting in a net gain on the sales of securities of $270,000. We also consummated two bond swap transactions during 2001, resulting in a net gain on the sales of securities of $207,000. All four bond swap transactions were consummated in reaction to the declining interest rate environment occurring at the respective time periods of the sales, and against the backdrop of an expected increasing interest rate environment over the next one to four years. During the first quarter of 2002, we sold ten mortgage-backed securities with an aggregate par value of $10.2 million, resulting in a net gain of $149,000. The underlying mortgage loans of the mortgage-backed securities generally had 25 to 30 years to final maturity and exhibited a relatively high level of extension risk in an increasing interest rate environment. The proceeds of the sold bonds were re-invested into five mortgage-backed securities, the underlying mortgage loans of which had 10 to 15 years to final maturity and would expect to have a lower level of extension risk in a rising interest rate environment when compared to the mortgage-backed securities that were sold.

The second bond swap was completed during the third quarter of 2002. We sold eight mortgage-backed securities with an aggregate par value of $3.3 million, resulting in a net gain of $121,000. Due to the declining interest rate environment, these mortgage-backed securities had received recent significant principal reductions as the underlying mortgage loans were being paid-off presumably due to refinancing activity on the part of the borrowers. As it was likely that the remaining principal balance of the mortgage-backed securities would be paid-off in the near term, and at a time of low interest rates, these bonds were sold and the proceeds re-invested into one mortgage-backed security, the underlying mortgages of which were expected to pay-off over the next two to four years.


NONINTEREST EXPENSE
Noninterest expense during 2002 totaled $12.8 million, an increase of 35.2% over the $9.5 million expensed in 2001. Of the $3.3 million growth in overhead costs, $2.1 million (63.6%) was in salaries and benefits, and primarily reflects the increase in full-time equivalent employees from 96 at year-end 2001 to 117 at year-end 2002, annual pay increases and an increase in the maximum dollar amount paid in the company-wide non-lender bonus program. Occupancy, furniture and equipment costs increased $0.7 million (59.3%) in 2002 over that expensed in 2001, primarily reflecting the opening of our new administrative office and the combined branch and operations center in the latter part of 2001. The remaining growth in overhead costs were generally due to general and administrative cost increases associated with an increased asset base.

While the dollar volume of noninterest costs have increased, the growth of net interest income and fee income have increased by a much higher degree. Noninterest costs during 2002 were $3.3 million higher than the level of overhead costs expensed during 2001; however, net interest income and fee income increased a combined $8.4 million during the same time period. Monitoring and controlling our noninterest costs, while at the same time providing high quality service to our customers, is one of our priorities. The efficiency ratio, a banking industry standardized calculation that attempts to reflect the utilization of overhead costs, continued to show improvement during 2002. Computed by dividing noninterest expenses by net interest income plus noninterest income, the efficiency ratio was 47.9% during 2002. This level compares favorably to the efficiency ratio of 51.7% recorded during 2001, and reflects the improved efficiencies resulting from increased net interest income and fee income, and controlled overhead costs.



FEDERAL INCOME TAX EXPENSE
Federal income tax expense was $3.2 million in 2002, an increase of $1.2 million, or 59.1% over the $2.0 million expensed during 2001. The increase is primarily due to the growth in our pre-federal income tax profitability, which was only partially offset by a decline in our effective federal income tax rate from 30.7% in 2001 to 29.0% in 2002.

RESULTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000


SUMMARY
We recorded strong earnings performance during 2001. Net income was $4.5 million, or $1.11 per basic share and $1.10 per diluted share. This earnings performance compares very favorably to net income of $2.8 million, or $0.98 per basic share and $0.97 per diluted share, recorded in 2000. The $1.7 million improvement in net income represents an increase of 60.7%, while diluted earnings per share were up 13.4%, with the difference reflecting the impact of our common stock sales during 2001 and resulting increases in average common shares outstanding. The earnings improvement during 2001 over that of 2000 is primarily attributable to increased net interest income and improved operating efficiencies resulting from asset growth, strong credit culture, controlled overhead expenses and increased fee income.


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

Noninterest income related to cash surrender value of BOLI totaled $99,000 during 2001. Purchased at various time intervals during mid-2001, the cash surrender value of the BOLI policies totaled $4.0 million at December 31, 2001. The BOLI policies represent a combination of whole life and term insurance, and were purchased as part of our bank's non-qualified deferred compensation program. Under this program, certain officers have the ability to defer all or portions of their salary and/or bonus payments. A BOLI policy was purchased for each of the participating officers, with the whole life portion of the BOLI policy providing a funding source when each of the specific officers reach retirement age and begin to receive payments under the program. Any payments made under the term life insurance portion of the BOLI policies may be shared between our bank and the officers' named beneficiaries.

In addition to providing interest income and secondary liquidity, our securities portfolio plays an integral role in managing our net interest margin. In reaction to the declining interest rate environment during 2001 we completed two separate bond swap transactions whereby selected securities were sold and the sales proceeds were re-invested into securities containing differing interest rate risk characteristics. The first bond swap transaction involved the sale of two callable U.S. Government Agency bonds. During the relatively high interest rate environment in 2000, our bank purchased four $1.0 million heavily discounted callable U.S. Government Agency bonds. A major factor in purchasing the bonds was our expectation that the bonds would likely be called by the issuer in a declining interest rate environment, resulting in the remaining discount being immediately accreted into interest income and at least partially offsetting the short-term negative impact a declining interest rate environment would have on our net interest margin. With interest rates declining during the first quarter of 2001, two of the bonds were called by the issuer and the combined unaccreted discount of $72,000 was immediately taken into interest income. Of the remaining two bonds, one was not initially callable until June 2001, and the other bond, while immediately callable, was not called by the issuer as interest rates had not declined to a level where it was likely to be called by the issuer. Given that net interest margin management was a major factor in purchasing the bonds, we decided to sell the remaining two bonds, and a net gain of $97,000 was recorded as noninterest income.

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

CAPITAL RESOURCES

Shareholders' equity is a noninterest-bearing source of funds that provides support for our asset growth. Shareholders' equity was $79.8 million and $71.5 million at December 31, 2002 and 2001, respectively. The $8.4 million increase during 2002 is primarily attributable to net income from operations, which totaled $7.8 million. Shareholders' equity was also positively impacted by a $0.6 million mark-to-market adjustment for available for sale securities as defined in SFAS No. 115, resulting primarily from the declining interest rate environment during 2002.

We and our bank are subject to regulatory capital requirements administered by the State of Michigan and federal banking agencies. Failure to meet the various capital requirements can initiate regulatory action that could have a direct material effect on the financial statements. Since our bank began operations, both we and our bank have been categorized as "Well Capitalized," the highest classification contained within the banking regulations. Our and our bank's capital ratios as of December 31, 2002 and 2001 are disclosed under Note 17 on pages F-44 and F-45 of the Notes to Consolidated Financial Statements.

Our ability to pay cash and stock dividends is subject to limitations under various laws and regulations and to prudent and sound banking practices. On January 6, 2003, we declared a 5% common stock dividend, payable on February 3, 2003 to record holders as of January 17, 2003. This represents the third straight year we have declared and paid a 5% stock dividend. Also on January 6, 2003, we declared our first quarterly common stock cash dividend. The $0.08 per common share cash dividend will be paid on March 10, 2003 to record holders as of February 10, 2003.



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

Our liquidity strategy is to fund loan growth with deposits, repurchase agreements and other borrowed funds and to maintain an adequate level of short- and medium-term investments to meet typical daily loan and deposit activity. Although deposit and repurchase agreement growth from depositors located in the market area increased by $78.6 million, or 36.8%, during 2002, the growth was not sufficient to meet the substantial loan growth of $184.4 million and provide monies for additional investing activities. To assist in providing the additional needed funds we regularly obtained certificates of deposit from customers outside of the market area. As of December 31, 2002, out-of-area deposits totaled $512.5 million, or 63.7% of combined deposits and repurchase agreements, an increase in dollar volume from the $392.2 million outstanding, but a decline from the 64.8% level of combined deposits and repurchase agreements, as of December 31, 2001.

We have the ability to borrow money on a daily basis through correspondent banks using established federal funds purchased lines; however, this is generally viewed as only a secondary and temporary source of funds. During 2002, our federal funds sold position averaged $7.9 million and our federal funds purchased position averaged $0.9 million. At December 31, 2002, our established unsecured federal funds purchased lines totaled $22.0 million. In addition, as a member of the Federal Home Loan Bank of Indianapolis ("FHLBI"), our bank has access to the FHLBI's borrowing programs. Based on available collateral at December 31, 2002, our bank could borrow up to $99.0 million. At December 31, 2002, FHLBI advances totaled $15.0 million.

In addition to normal loan funding and deposit flow, we also need to maintain liquidity to meet the demands of certain unfunded loan commitments and standby letters of credit. At December 31, 2002, we had a total of $178.1 million in unfunded loan commitments and $39.3 million in unfunded standby letters of credit. Of the total unfunded loan commitments, $153.8 million were commitments available as lines of credit to be drawn at any time as customers' cash needs vary, and $24.3 million were for loan commitments scheduled to close and become funded within the next three months. We monitor fluctuations in loan balances and commitment levels, and include such data in our overall liquidity management.



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

The following table depicts our GAP position as of December 31, 2002 (dollars in thousands).


                                             Within        Three to        One to           After
                                              Three         Twelve          Five            Five
                                             Months         Months          Years           Years          Total
                                             ------         ------          -----           -----          -----
Assets:
     Commercial loans                     $   293,409     $    41,174    $   354,266    $    16,168     $   705,017
     Leases                                                                      850                            850
     Residential real estate loans             30,470           2,343         20,781          7,235          60,829
     Consumer loans                             1,276             132          3,321            129           4,858
     Securities (1)                             1,642             579         36,784         57,888          96,893
     Federal funds sold                         4,500                                                         4,500
     Short term investments                       213                                                           213
     Allowance for loan and lease losses                                                    (10,890)        (10,890)
     Other assets                                                                            59,585          59,585
                                          -----------     -----------    -----------    -----------     -----------
         Total assets                         331,510          44,228        416,002        130,115         921,855

Liabilities:
     Interest-bearing checking                 28,130                                                        28,130
     Savings                                   69,461                                                        69,461
     Money market accounts                      8,592                                                         8,592
     Time deposits under $100,000              23,278          41,620         27,661                         92,559
     Time deposits $100,000 and over          115,615         256,557        120,794                        492,966
     Short term borrowings                     50,335                                                        50,335
     Federal Home Loan Bank advances                           10,000          5,000                         15,000
     Long term borrowings                         576                                        16,000          16,576
     Noninterest-bearing checking                                                            62,405          62,405
     Other liabilities                                                                        5,997           5,997
                                          -----------     -----------    -----------    -----------     -----------
         Total liabilities                    295,987         308,177        153,455         84,402         842,021

Shareholders' equity                                                                         79,834          79,834
                                          -----------     -----------    -----------    -----------     -----------
Total sources of funds                        295,987         308,177        153,455        164,236         921,855
                                          -----------     -----------    -----------    -----------     -----------

Net asset (liability) GAP                 $    35,523     $  (263,949)   $   262,547    $   (34,121)
                                          ===========     ===========    ===========    ============

Cumulative GAP                            $    35,523     $  (228,426)   $    34,121
                                          ===========     ===========    ===========

Percent of cumulative GAP to
  total assets                                    3.9%          (24.8)%          3.7%
                                          ===========     ===========    ===========

(1) Mortgage-backed securities are categorized by expected maturities based upon prepayment trends as of December 31, 2002.

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

We conducted multiple simulations as of December 31, 2002, whereby it was assumed that a simultaneous, instant and sustained change in market interest rates occurred. The following table reflects the suggested impact on net interest income over the next twelve months, which is well within our policy parameters established to manage and monitor interest rate risk.

                                                     Dollar Change In                Percent Change In
     Interest Rate Scenario                         Net Interest Income             Net Interest Income
     ----------------------                         -------------------             --------------------
     Interest rates down 200 basis points             $     15,000                        0.1%

     Interest rates down 100 basis points                  536,000                        2.1

     No change in interest rates                           851,000                        3.3

     Interest rates up 100 basis points                  1,435,000                        5.5

     Interest rates up 200 basis points                  2,031,000                        7.8

The increase in net interest income under all interest rate scenarios reflects the expected repricing of local and out-of-area certificates of deposit during the next twelve months. Throughout all of 2003, we have a large volume of certificates of deposit set to mature that were issued during higher interest rate environments. Based upon the current interest rate environment these certificates of deposit will either be renewed at lower interest rates or replaced with new certificates of deposit with lower interest rates.

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

                         REPORT OF INDEPENDENT AUDITORS



Board of Directors and Shareholders
Mercantile Bank Corporation
Wyoming, Michigan


We have audited the accompanying consolidated balance sheets of Mercantile Bank Corporation as of December 31, 2002 and 2001 and the related consolidated statements of income, changes in shareholders' equity and cash flows for each of the three years in the period ended December 31, 2002. These financial statements are the responsibility of Mercantile's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Mercantile Bank Corporation as of December 31, 2002 and 2001, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America.





                                     /s/ Crowe, Chizek and Company LLP
                                     ---------------------------------
                                     Crowe, Chizek and Company LLP


Grand Rapids, Michigan
January 17, 2003
Except Note 1 as to which the date is February 3, 2003

                           MERCANTILE BANK CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                           December 31, 2002 and 2001
--------------------------------------------------------------------------------

                                                                      2002             2001
                                                                      ----             ----
ASSETS
     Cash and due from banks                                     $  23,404,000    $  14,467,000
     Short term investments                                            213,000          171,000
     Federal funds sold                                              4,500,000        5,300,000
                                                                 -------------    -------------
         Total cash and cash equivalents                            28,117,000       19,938,000

     Securities available for sale                                  59,614,000       52,054,000
     Securities held to maturity (fair value of $37,985,000 at
       December 31, 2002 and $26,183,000 at December 31, 2001)      36,493,000       25,979,000
     Federal Home Loan Bank stock                                      786,000          785,000

     Total loans                                                   771,554,000      587,248,000
     Allowance for loan and lease losses                           (10,890,000)      (8,494,000)
                                                                 -------------    -------------
         Total loans, net                                          760,664,000      578,754,000

     Premises and equipment, net                                    12,174,000        9,557,000
     Accrued interest receivable                                     3,336,000        2,811,000
     Bank owned life insurance policies                             14,876,000        3,991,000
     Other assets                                                    5,795,000        4,813,000
                                                                 -------------    -------------

         Total assets                                            $ 921,855,000    $ 698,682,000
                                                                 =============    =============


LIABILITIES AND SHAREHOLDERS' EQUITY
     Deposits
         Noninterest-bearing                                     $  62,405,000    $  43,162,000
         Interest-bearing                                          691,708,000      525,915,000
                                                                 -------------    -------------
              Total                                                754,113,000      569,077,000

     Securities sold under agreements to repurchase                 50,335,000       36,485,000
     Federal Home Loan Bank advances                                15,000,000                0
     Other borrowed money                                              576,000          239,000
     Accrued expenses and other liabilities                          5,997,000        5,418,000
     Trust preferred securities                                     16,000,000       16,000,000
                                                                 -------------    -------------
              Total liabilities                                    842,021,000      627,219,000

     Shareholders' equity
         Preferred stock, no par value; 1,000,000 shares
           authorized, none issued
         Common stock, no par value; 9,000,000 shares
           authorized; 5,405,706 and 5,405,155 shares issued
           and outstanding at December 31, 2002 and 2001            75,530,000       69,406,000
         Retained earnings                                           3,250,000        1,649,000
         Accumulated other comprehensive income                      1,054,000          408,000
                                                                 -------------    -------------
              Total shareholders' equity                            79,834,000       71,463,000
                                                                 -------------    -------------

              Total liabilities and shareholders' equity         $ 921,855,000    $ 698,682,000
                                                                 =============    =============


          See accompanying notes to consolidated financial statements.

                           MERCANTILE BANK CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME
                  Years ended December 31, 2002, 2001 and 2000

--------------------------------------------------------------------------------

                                                                        2002            2001              2000
                                                                        ----            ----              ----
Interest income
   Loans, including fees                                          $   43,032,000    $  39,852,000    $   33,057,000
   Securities, taxable                                                 3,023,000        3,245,000         2,662,000
   Securities, tax-exempt                                              1,445,000          972,000           544,000
   Federal funds sold                                                    130,000          546,000           567,000
   Short-term investments                                                  2,000            4,000             5,000
                                                                  --------------    -------------    --------------
     Total interest income                                            47,632,000       44,619,000        36,835,000

Interest expense
   Deposits                                                           21,468,000       25,437,000        21,619,000
   Federal Home Loan Bank advances                                        20,000                0                 0
   Short-term borrowings                                                 899,000        1,186,000         1,369,000
   Long-term borrowings                                                1,591,000        1,578,000         1,572,000
                                                                  --------------    -------------    --------------
     Total interest expense                                           23,978,000       28,201,000        24,560,000
                                                                  --------------    -------------    --------------

NET INTEREST INCOME                                                   23,654,000       16,418,000        12,275,000

Provision for loan and lease losses                                    3,002,000        2,370,000         1,854,000
                                                                  --------------    -------------    --------------

NET INTEREST INCOME AFTER PROVISION FOR LOAN AND LEASE LOSSES         20,652,000       14,048,000        10,421,000

Noninterest income
   Service charges on accounts                                           915,000          529,000           346,000
   Letter of credit fees                                                 307,000          379,000           391,000
   Mortgage loan referral fees                                           534,000          401,000           175,000
   Gain on sale of loans                                                       0                0            50,000
   Gain (loss) on sale of securities                                     270,000          207,000          (275,000)
   Interest rate swap termination fee                                          0                0           275,000
   Increase in cash surrender value of bank owned life
     insurance policies                                                  409,000           99,000                 0
   Other income                                                          618,000          264,000           230,000
                                                                  --------------    -------------    --------------
     Total noninterest income                                          3,053,000        1,879,000         1,192,000

Noninterest expense
   Salaries and benefits                                               7,771,000        5,712,000         4,274,000
   Occupancy                                                           1,069,000          627,000           510,000
   Furniture and equipment                                               749,000          514,000           440,000
   Data processing                                                       571,000          446,000           435,000
   Advertising                                                           300,000          248,000           197,000
   Other expense                                                       2,321,000        1,907,000         1,659,000
                                                                  --------------    -------------    --------------
     Total noninterest expenses                                       12,781,000        9,454,000         7,515,000
                                                                  --------------    -------------    --------------

INCOME BEFORE FEDERAL INCOME TAX EXPENSE                              10,924,000        6,473,000         4,098,000

Federal income tax expense                                             3,167,000        1,990,000         1,303,000
                                                                  --------------    -------------    --------------

NET INCOME                                                        $    7,757,000    $   4,483,000    $    2,795,000
                                                                  ==============    =============    ==============


Earnings per share:
   Basic                                                              $  1.43           $  1.11           $  0.98
                                                                      =======           =======           =======
   Diluted                                                            $  1.41           $  1.10           $  0.97
                                                                      =======           =======           =======





          See accompanying notes to consolidated financial statements.

                           MERCANTILE BANK CORPORATION
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                  Years ended December 31, 2002, 2001 and 2000

--------------------------------------------------------------------------------

                                                                                    Accumulated
                                                                                       Other             Total
                                                   Common            Retained      Comprehensive     Shareholders'
                                                    Stock            Earnings      Income/(Loss)        Equity
                                                    -----            --------      -------------        ------
BALANCES, JANUARY 1, 2000                      $    28,182,000    $      587,000   $    (801,000)  $     27,968,000

Payment of 5% stock dividend                         1,754,000        (1,754,000)

Comprehensive income:
    Net income                                                         2,795,000                          2,795,000
    Change in net unrealized gain (loss)
      on securities available for sale,
      net of reclassification and tax effect                                           1,091,000          1,091,000
                                                                                                   ----------------
       Total comprehensive income                                                                         3,886,000
                                               ---------------    --------------   -------------   ----------------

BALANCES, DECEMBER 31, 2000                         29,936,000         1,628,000         290,000         31,854,000


Sale of 2,306,600 shares of common
  stock, net of issuance costs                      35,009,000                                           35,009,000

Payment of 5% stock dividend                         4,461,000        (4,462,000)                            (1,000)

Comprehensive income:
    Net income                                                         4,483,000                          4,483,000
    Change in net unrealized gain (loss)
      on securities available for sale,
      net of reclassification and tax effect                                             118,000            118,000
                                                                                                   ----------------
       Total comprehensive income                                                                         4,601,000
                                               ---------------    --------------   -------------   ----------------

BALANCES, DECEMBER 31, 2001                         69,406,000         1,649,000         408,000         71,463,000


Payment of 5% stock dividend                         6,155,000        (6,156,000)                            (1,000)

Issuance costs associated with 2001
  stock sale                                           (37,000)                                             (37,000)

Stock option exercises, 578 shares                       6,000                                                6,000

Comprehensive income:
    Net income                                                         7,757,000                          7,757,000
    Change in net unrealized gain (loss)
      on securities available for sale,
      net of reclassification and tax effect                                             646,000            646,000
                                                                                                   ----------------
       Total comprehensive income                                                                         8,403,000
                                               ---------------    --------------   -------------   ----------------

BALANCES, DECEMBER 31, 2002                    $    75,530,000    $    3,250,000   $   1,054,000   $     79,834,000
                                               ===============    ==============   =============   ================


          See accompanying notes to consolidated financial statements.

                           MERCANTILE BANK CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  Years ended December 31, 2002, 2001 and 2000


                                                                                   2002                2001               2000
                                                                                   ----                ----               ----
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income                                                                 $   7,757,000       $   4,483,000       $   2,795,000
   Adjustments to reconcile net income
     to net cash from operating activities
      Depreciation and amortization                                               1,366,000             651,000             590,000
      Provision for loan and leases losses                                        3,002,000           2,370,000           1,854,000
      Gain on sale of loans                                                               0                   0             (50,000)
      (Gain)/loss on sale of securities                                            (270,000)           (207,000)            275,000
      Net change in
        Accrued interest receivable                                                (525,000)            (53,000)           (915,000)
        Bank owned life insurance policies                                         (409,000)            (99,000)                  0
        Other assets                                                             (1,484,000)         (1,224,000)           (828,000)
        Accrued expenses and other liabilities                                      579,000          (1,526,000)          4,325,000
                                                                              -------------       -------------       -------------
          Net cash from operating activities                                     10,016,000           4,395,000           8,046,000

CASH FLOWS FROM INVESTING ACTIVITIES
   Purchases of:
     Securities available for sale                                              (41,074,000)        (38,542,000)        (19,817,000)
     Securities held to maturity                                                (11,783,000)        (11,555,000)         (7,473,000)
     Federal Home Loan Bank stock                                                    (1,000)                  0                   0
   Proceeds from:
     Sales of securities available for sale                                      13,997,000          12,843,000           6,718,000
     Maturities, calls and repayments of
       securities available for sale                                             20,493,000          19,240,000           3,498,000
     Maturities, calls and repayments of
       securities held to maturity                                                1,255,000             102,000                   0
   Loan originations and payments, net                                         (184,912,000)       (157,622,000)       (121,920,000)
   Purchases of premises and equipment, net                                      (3,527,000)         (5,994,000)         (1,099,000)
   Purchases of bank owned life insurance policies                              (10,476,000)         (3,892,000)                  0
                                                                              -------------       -------------       -------------
       Net cash from investing activities                                      (216,028,000)       (185,420,000)       (140,093,000)

CASH FLOWS FROM FINANCING ACTIVITIES
   Net increase in deposits                                                     185,036,000         143,337,000         130,912,000
   Net proceeds from sale of common stock                                           (37,000)         35,009,000                   0
   Stock option exercises                                                             6,000                   0                   0
   Cash paid in lieu of fractional shares on stock dividend                          (1,000)             (1,000)                  0
   Proceeds from Federal Home Loan Bank advances                                 15,000,000                   0                   0
   Net increase in other borrowed money                                             337,000             182,000              43,000
   Net increase in securities sold under agreements
     to repurchase                                                               13,850,000           4,334,000           5,544,000
                                                                              -------------       -------------       -------------
     Net cash from financing activities                                         214,191,000         182,861,000         136,499,000
                                                                              -------------       -------------       -------------

Net change in cash and cash equivalents                                           8,179,000           1,836,000           4,452,000
Cash and cash equivalents at beginning of period                                 19,938,000          18,102,000          13,650,000
                                                                              -------------       -------------       -------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                    $  28,117,000       $  19,938,000       $  18,102,000
                                                                              =============       =============       =============

Supplemental disclosures of cash flow information
   Cash paid during the year for
     Interest                                                                 $  23,883,000       $  29,717,000       $  20,382,000
     Federal income tax                                                           4,165,000           2,713,000           1,693,000
   Cash received during the year for
     Gain on termination of interest rate swap                                            0                   0             275,000


          See accompanying notes to consolidated financial statements.

                           MERCANTILE BANK CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2002 and 2001


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation: The consolidated financial statements include the accounts of Mercantile Bank Corporation ("Mercantile") and its wholly-owned subsidiaries, Mercantile Bank of West Michigan ("Bank") and MBWM Capital Trust I ("Capital Trust"), and of Mercantile Bank Mortgage Company ("Mortgage Company"), Mercantile BIDCO, Inc. ("Mercantile BIDCO"), and Mercantile Insurance Center, Inc. ("Mercantile Insurance"), wholly-owned subsidiaries of our bank, after elimination of significant intercompany transactions and accounts.

Nature of Operations: Mercantile was incorporated on July 15, 1997 to establish and own the Bank based in Grand Rapids, Michigan. The Bank is a community-based financial institution. The Bank began operations on December 15, 1997, after several months of work by incorporators and employees in preparing applications with the various regulatory agencies and obtaining insurance and building space. The Bank's primary deposit products are checking, savings, and term certificate accounts, and its primary lending products are commercial loans, commercial leases, residential mortgage loans, and installment loans. Substantially all loans and leases are secured by specific items of collateral including business assets, real estate and consumer assets. Commercial loans and leases are expected to be repaid from cash flow from operations of businesses. Real estate loans are secured by both commercial and residential real estate. The Bank's loan accounts are primarily with customers located in western Michigan, within Kent County and western Ottawa County. The Bank's retail deposits are also from customers located in western Michigan. As an alternative source of funds, the Bank has also issued certificates to depositors outside of the Bank's primary market area. Substantially all revenues are derived from banking products and services.

Capital Trust was formed in September 1999. All of the common securities of this special purpose trust are owned by Mercantile. Capital Trust exists solely to issue capital securities. For financial reporting purposes, Capital Trust is reported as a subsidiary and is consolidated into the financial statements of Mercantile. The capital securities are presented as a separate line item on the consolidated balance sheet as trust preferred securities.

Mortgage Company was formed during 2000. A wholly owned subsidiary of the Bank, the Mortgage Company was established to increase the profitability and efficiency of the mortgage loan operations. The Mortgage Company initiated business on October 24, 2000 via the Bank's contribution of most of its residential mortgage loan portfolio and participation interests in certain commercial mortgage loans. On the same date the Bank also transferred its residential mortgage origination function to the Mortgage Company. Mortgage loans originated and held by the Mortgage Company are serviced by the Bank pursuant to a servicing agreement.

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

Mercantile Insurance was formed during 2002 through the acquisition of an existing shelf insurance agency. Insurance products are offered through an Agency and Institutions Agreement among Mercantile Insurance, the Bank and Burnham Insurance Group. The insurance products are marketed through a central facility operated by the Michigan Bankers Insurance Association, members of which include the insurance subsidiaries of various Michigan-based financial institutions and Burnham Insurance Group. Mercantile Insurance receives commissions based upon written premiums produced under the Agency and Institutions Agreement.

Mercantile filed an election to become a financial holding company, pursuant to the Bank Holding Company Act, as amended by Title I of the Gramm-Leach-Bliley Act and implementing Federal Reserve Board regulations, effective March 23, 2000.

                                  (Continued)

                           MERCANTILE BANK CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2002 and 2001


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Use of Estimates: To prepare financial statements in conformity with accounting principles generally accepted in the United States of America, management makes estimates and assumptions based on available information. These estimates and assumptions affect the amounts reported in the financial statements and the disclosures provided, and future results could differ. The allowance for loan and lease losses and the fair values of financial instruments are particularly subject to change.

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

Loans and Leases: Loans and leases that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are reported at the principal balance outstanding, net of deferred loan fees and costs and an allowance for loan and lease losses. Interest income is reported on the interest method and includes amortization of net deferred loan fees and costs over the loan term. Interest income is not reported when full loan repayment is in doubt, typically when the loan or lease is impaired or payments are past due over 90 days. Payments received on such loans and leases are reported as principal reductions. In all cases, loans and leases are placed on nonaccrual or charged-off at an earlier date if collection of principal or interest is considered doubtful.

All interest accrued but not received for loans placed on nonaccrual is reversed against interest income. Interest received on such loans and leases is accounted for on the cash-basis or cost-recovery method, until qualifying for return to accrual. Loans and leases are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured.

Allowance for Loan and Lease Losses: The allowance for loan and lease losses is a valuation allowance for probable incurred credit losses, increased by the provision for loan and lease losses and recoveries, and decreased by charge-offs. Management estimates the allowance balance required based on past loan loss experience, the nature and volume of the portfolio, information about specific borrower situations and estimated collateral values, and economic conditions. Allocations of the allowance may be made for specific loans and leases, but the entire allowance is available for any loan or lease that, in management's judgment, should be charged-off. Loan and lease losses are charged against the allowance when management believes the uncollectibility of a loan or lease balance is confirmed.

                                  (Continued)

                           MERCANTILE BANK CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2002 and 2001


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

A loan or lease is impaired when full payment under the loan or lease terms is not expected. Impairment is evaluated in aggregate for smaller-balance loans of similar nature such as residential mortgage, consumer and credit card loans, and on an individual loan basis for other loans. If a loan or lease is impaired, a portion of the allowance is allocated so that the loan or lease is reported, net, at the present value of estimated future cash flows using the loan's or leases' existing rate or at the fair value of collateral if repayment is expected solely from the collateral. Loans and leases are evaluated for impairment when payments are delayed, typically 90 days or more, or when the internal grading system indicates a doubtful classification.

Premises and Equipment: Land is carried at cost. Premises and equipment are stated at cost less accumulated depreciation. Depreciation is computed using both straight-line and accelerated methods over the estimated useful lives of the respective assets. Maintenance, repairs and minor alterations are charged to current operations as expenditures occur and major improvements are capitalized.

Long-term Assets: Premises and equipment and other long-term assets are reviewed for impairment when events indicate their carrying amount may not be recoverable from future undiscounted cash flows. If impaired, the assets are recorded at discounted amounts. Issuance costs of trust preferred securities are amortized over the term of the securities.

Foreclosed Assets: Assets acquired through or instead of foreclosure are initially recorded at fair value when acquired, establishing a new cost basis. If fair value declines, a valuation allowance is recorded through expense. Costs after acquisition are expensed.

Bank Owned Life Insurance: The Company has purchased life insurance policies on certain key officers. Company owned life insurance is recorded at its cash surrender value, or the amount that can be realized.

Repurchase Agreements: Substantially all repurchase agreement liabilities represent amounts advanced by various customers. Securities are pledged to cover these liabilities, which are not covered by federal deposit insurance.

Stock Compensation: Employee compensation expense under stock option plans is reported using the intrinsic value method. No stock-based compensation cost is reflected in net income, as all options granted had an exercise price equal to or greater than the market price of the underlying common stock at date of grant. The following table illustrates the effect on net income and earnings per share if expense was measured using the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation.

                                                           2002               2001               2000
                                                           ----               ----               ----
Net income as reported                                 $   7,757,000     $    4,483,000    $    2,795,000
Deduct: Stock-based compensation expense
  determined under fair value based method                   337,000            262,000           114,000
Pro forma net income                                       7,420,000          4,221,000         2,681,000

Basic earnings per share as reported                   $        1.43     $        1.11     $         0.98
Pro forma basic earnings per share                              1.37              1.05               0.94

Diluted earnings per share as reported                 $        1.41     $        1.10     $         0.97
Pro forma diluted earnings per share                            1.35              1.03               0.93


                                  (Continued)

                           MERCANTILE BANK CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2002 and 2001



NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

The pro forma effects are computed using option pricing models, using the following weighted-average assumptions as of grant date.

                                                                2002               2001               2000
                                                                ----               ----               ----
     Risk-free interest rate                                     4.78%             4.58%              5.99%
     Expected option life                                     10 Years           10 Years           10 Years
     Expected stock price volatility                               30%               32%                37%
     Dividend yield                                                 0%                0%                 0%

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

Earnings Per Share: Basic earnings per share is based on weighted average common shares outstanding during the period. Diluted earnings per share include the dilutive effect of additional potential common shares issuable under stock options. Earnings per share are restated for all stock dividends, including the 5% stock dividend paid on February 3, 2003, February 1, 2002 and February 1, 2001. The fair value of shares issued in stock dividends is transferred from retained earnings to common stock.

Comprehensive Income: Comprehensive income consists of net income and other comprehensive income. Other comprehensive income includes unrealized gains and losses on securities available for sale which are also recognized as separate components of equity, net of tax.

Newly Issued But Not Yet Effective Accounting Standards: New accounting standards on asset retirement obligations, restructuring activities and exit costs, operating leases, and early extinguishment of debt were issued in 2002. Management determined that when the new accounting standards are adopted in 2003 they will not have a material impact on Mercantile's financial condition or results of operations.

Contingencies: Loss contingencies, including claims and legal actions arising in the ordinary course of business, are recorded as liabilities when the likelihood of loss is probable and an amount or range of loss can be reasonably estimated. Management does not believe there now are such matters that will have a material effect on the financial statements.



                                  (Continued)

                           MERCANTILE BANK CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2002 and 2001



NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Reclassifications: Some items in the prior year financial statements were reclassified to conform to the current presentation.

Operating Segments: While management monitors the revenue streams of the various products and services offered, the identifiable segments are not material and operations are managed and financial performance is evaluated on a company-wide basis. Accordingly, all of Mercantile's financial service operations are considered by management to be aggregated in one reportable operating segment.



                                  (Continued)

                          MERCANTILE BANK CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2002 and 2001



NOTE 2 - SECURITIES

The fair value of available for sale securities and the related gross unrealized gains and losses recognized in accumulated other comprehensive income (loss) were as follows:

                                                                       Gross          Gross
                                                  Amortized         Unrealized     Unrealized            Fair
                                                    Cost               Gains         Losses              Value
                                                    ----               -----         ------              -----
2002
----
     U.S. Government agency
       debt obligations                        $    16,121,000    $    217,000    $           0    $     16,338,000
     Mortgage-backed securities                     41,895,000       1,381,000                0          43,276,000
                                               ---------------    ------------    -------------    ----------------

                                               $    58,016,000    $  1,598,000    $           0    $     59,614,000
                                               ===============    ============    =============    ================

2001
----
     U.S. Government agency
       debt obligations                        $       972,000    $     10,000    $           0    $        982,000
     Mortgage-backed securities                     49,964,000         778,000         (183,000)         50,559,000
     Municipal revenue bonds                           500,000          13,000                0             513,000
                                               ---------------    ------------    -------------    ----------------

                                               $    51,436,000    $    801,000    $    (183,000)   $     52,054,000
                                               ===============    ============    =============    ================


The carrying amount, unrecognized gains and losses, and fair value of securities held to maturity were as follows:

                                                                       Gross          Gross
                                                  Carrying         Unrecognized   Unrecognized           Fair
                                                   Amount              Gains         Losses              Value
                                                   ------              -----         ------              -----
2002
----
     Municipal general obligation bonds        $    29,578,000    $  1,371,000     $    (90,000)   $     30,859,000
     Municipal revenue bonds                         6,915,000         211,000                0           7,126,000
                                               ---------------    ------------     ------------    ----------------

                                               $    36,493,000    $  1,582,000     $    (90,000)   $     37,985,000
                                               ===============    ============     =============   ================

2001
----
     Municipal general obligation bonds        $    21,686,000    $    471,000     $   (246,000)   $     21,911,000
     Municipal revenue bonds                         4,293,000          37,000          (58,000)          4,272,000
                                               ---------------    ------------     ------------    ----------------

                                               $    25,979,000    $    508,000     $   (304,000)   $     26,183,000
                                               ===============    ============     ============    ================

The amortized cost and fair values of debt securities at year-end 2002, by contractual maturity, are shown below. The contractual maturity is utilized below for U.S. Government agency debt obligations and municipal bonds. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity date, primarily mortgage backed securities, are shown separately.


                                  (Continued)

                           MERCANTILE BANK CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2002 and 2001


NOTE 2 - SECURITIES (Continued)

                               ------------Held-to-Maturity-------------- -----------Available-for-Sale------------
                                Weighted                                     Weighted
                                Average     Carrying            Fair         Average    Amortized         Fair
                                 Yield       Amount             Value         Yield       Cost            Value
                                 -----       ------             -----         -----       ----            -----
Due in one year or less         5.95%    $     226,000      $     228,000       NA   $           0   $            0
Due from one to five years      6.87         4,515,000          4,830,000       NA               0                0
Due from five to ten years      6.61         7,824,000          8,344,000     4.76%     14,116,000       14,321,000
Due after ten years             6.95        23,928,000         24,583,000     4.88       2,005,000        2,017,000
Mortgage-backed                   NA                 0                  0     5.67      41,895,000       43,276,000
                                         -------------      -------------            -------------   --------------

                                6.86     $  36,493,000      $  37,985,000     5.42   $  58,016,000   $   59,614,000
                                         =============      =============            =============   ==============

During 2002, securities with an aggregate amortized cost basis of $13.7 million were sold, resulting in an aggregate realized gain of $270,000. During 2001, securities with an aggregate amortized cost basis of $12.8 million were sold, resulting in an aggregate realized gain of $234,000 and an aggregate realized loss of $27,000. During 2000, securities with an aggregate amortized cost basis of $6.7 million were sold, resulting in an aggregate realized loss of $275,000.

At year-end 2002 and 2001, the amortized cost of securities issued by the state of Michigan and all its political subdivisions totaled $36.5 million and $26.0 million, with an estimated market value of $38.0 million and $26.2 million, respectively. Total securities of any one specific issuer, other than the U.S. Government and its agencies, did not exceed 10% of shareholders' equity.

The carrying value of securities that are pledged to repurchase agreements and other deposits was $58.2 million and $49.5 million at December 31, 2002 and 2001, respectively.


NOTE 3 - LOANS AND ALLOWANCE FOR LOAN AND LEASE LOSSES

Year-end loans and leases are as follows:

                                                                                                         Percent
                                          December 31, 2002               December 31, 2001             Increase/
                                          Balance            %            Balance           %          (Decrease)
                                          -------            -            -------           -          ----------
     Real Estate:
       Construction and land
         development                  $   103,900,000       13.5%    $    62,710,000       10.6%          65.7%
       Secured by 1 -- 4
         family properties                 60,828,000        7.9          41,028,000        7.0           48.3
       Secured by multi-
         family properties                 13,025,000        1.7           7,394,000        1.3           76.2
       Secured by
         nonresidential properties        357,431,000       46.3         263,568,000       44.9           35.6
     Commercial                           230,662,000       29.9         206,898,000       35.1           11.5
     Leases                                   850,000        0.1                   0        0.0             NA
     Consumer                               4,858,000        0.6           5,650,000        1.1          (14.0)
                                      ---------------     ------     ---------------    -------         -------

                                      $   771,554,000      100.0%    $   587,248,000      100.0%          31.4%
                                      ===============     ======     ===============    =======         ======



                                  (Continued)

                           MERCANTILE BANK CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2002 and 2001



NOTE 3 - LOANS AND ALLOWANCE FOR LOAN AND LEASE LOSSES (Continued)

Activity in the allowance for loan and lease losses is as follows:

                                                                   2002               2001                2000
                                                                   ----               ----                ----
     Beginning balance                                      $     8,494,000     $     6,302,000    $      4,620,000
     Provision for loan and lease losses                          3,002,000           2,370,000           1,854,000
     Charge-offs                                                   (706,000)           (252,000)           (185,000)
     Recoveries                                                     100,000              74,000              13,000
                                                            ---------------     ---------------    ----------------

         Ending balance                                     $    10,890,000     $     8,494,000    $      6,302,000
                                                            ===============     ===============    ================


                                                                                      2002                2001
                                                                                      ----                ----
Impaired loans and leases were as follows:

     Year-end loans with no allocated allowance for loan and lease losses       $       402,000    $         80,000
     Year-end loans with allocated allowance for loan and lease losses                  394,000           1,302,000
                                                                                ---------------    ----------------

                                                                                $       796,000    $      1,382,000
                                                                                ===============    ================

     Amount of the allowance for loan and lease losses allocated                $        80,000    $        320,000
     Average of impaired loans during the year                                          782,000             364,000

Nonperforming loans and leases were as follows:

     Loans and leases past due over 90 days still accruing interest             $             0    $              0
     Nonaccrual loans and leases                                                        796,000           1,382,000
                                                                                ---------------    ----------------

                                                                                $       796,000    $      1,382,000
                                                                                ===============    ================


The Bank did not recognize any interest income on impaired loans during 2002, 2001 or 2000.

Concentrations within the loan portfolio were as follows at year-end:

                                                           2 0 0 2                            2 0 0 1
                                                           -------                            -------
                                                                 Percentage of                      Percentage of
                                                  Balance       Loan Portfolio       Balance       Loan Portfolio
                                                  -------       --------------       -------       --------------
     Commercial real estate loans to
       lessors of non-residential
       buildings                            $    179,688,000         23.3%        $81,822,000           13.9%



                                  (Continued)

                           MERCANTILE BANK CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2002 and 2001



NOTE 4 - PREMISES AND EQUIPMENT, NET

Year-end premises and equipment are as follows:

                                                                                     2002               2001
                                                                                     ----               ----
     Land and improvements                                                      $     3,234,000    $      1,970,000
     Buildings and leasehold improvements                                             7,009,000           5,975,000
     Furniture and equipment                                                          4,327,000           3,119,000
                                                                                ---------------    ----------------
                                                                                     14,570,000          11,064,000
     Less: accumulated depreciation                                                   2,396,000           1,507,000
                                                                                ---------------    ----------------

                                                                                $    12,174,000    $      9,557,000
                                                                                ===============    ================

Depreciation expense in 2002, 2001 and 2000 totaled $910,000, $556,000 and $441,000, respectively.

In January of 2003 the Bank signed an option to purchase an existing building situated on 2.75 acres of land for approximately $1.3 million. Subject to pending due diligence and various regulatory changes and approvals, the Bank plans to demolish the existing building and design and construct a four-story facility on this property. This facility would serve as the new location for the Bank's current downtown facility and the loan operations function currently housed at one of the Bank's branch locations.


NOTE 5 - DEPOSITS

Deposits at year-end are summarized as follows:

                                        December 31, 2002               December 31, 2001            Percent
                                        -----------------               -----------------            Increase/
                                       Balance            %            Balance           %          (Decrease)
                                       -------            -            -------           -          ----------
     Noninterest-bearing
        demand                   $     62,405,000         8.3%   $     43,162,000        7.6%           44.6%
     Interest-bearing
        checking                       28,130,000         3.7          22,188,000        3.9            26.8
     Money market                       8,592,000         1.1           5,578,000        1.0            54.1
     Savings                           69,461,000         9.2          47,157,000        8.3            47.3
     Time, under $100,000               7,002,000         0.9           6,144,000        1.1            14.0
     Time, $100,000 and
        over                           66,005,000         8.8          52,601,000        9.2            25.5
                                 ----------------    --------    ----------------    -------        --------
                                      241,595,000        32.0         176,830,000       31.1            36.6
     Out-of-area time,
        under $100,000                 85,557,000        11.4          83,789,000       14.7             2.1
     Out-of-area time,
        $100,000 and over             426,961,000        56.6         308,458,000       54.2            38.4
                                 ----------------    --------    ----------------    -------        --------
                                      512,518,000        68.0         392,247,000       68.9            30.7
                                 ----------------    --------    ----------------    -------        --------

                                 $    754,113,000       100.0%   $    569,077,000      100.0%           32.5%
                                 ================    ========    ================    =======        ========

Out-of-area certificates of deposit consist of certificates obtained from depositors outside of the primary market area. As of December 31, 2002, out-of-area certificates of deposit totaling $498.3 million were obtained through deposit brokers, with the remaining $14.2 million obtained directly from the depositors.


                                  (Continued)

                           MERCANTILE BANK CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2002 and 2001



NOTE 5 - DEPOSITS (Continued)

The following table depicts the maturity distribution for time deposits at year-end.

                                                                                       2002               2001
                                                                                       ----               ----
     In one year                                                                  $  437,070,000    $   289,176,000
     In two years                                                                    100,855,000        107,469,000
     In three years                                                                   16,119,000         45,386,000
     In four years                                                                    12,849,000             77,000
     In five years                                                                    18,632,000          8,884,000
                                                                                  --------------    ---------------

                                                                                  $  585,525,000    $   450,992,000
                                                                                  ==============    ===============


The following table depicts the maturity distribution for certificates of deposit with balances of $100,000 or more at year-end.

                                                                                       2002               2001
                                                                                       ----               ----
     Up to three months                                                           $  115,615,000    $    90,156,000
     Three months to six months                                                      110,401,000         69,947,000
     Six months to twelve months                                                     146,156,000         68,981,000
     Over twelve months                                                              120,794,000        131,975,000
                                                                                  --------------    ---------------

                                                                                  $  492,966,000    $   361,059,000
                                                                                  ==============    ===============


NOTE 6 - SHORT-TERM BORROWINGS

Information relating to short-term borrowings, comprised entirely of securities sold under agreements to repurchase, at year-end is summarized below:

                                                                                       2002               2001
                                                                                       ----               ----

     Outstanding balance at year-end                                              $   50,335,000    $    36,485,000
     Weighted average interest rate at year-end                                             1.54%             2.21%
     Average daily balance during the year                                            43,468,000         34,596,000
     Weighted average interest rate during the year                                         2.03%             3.42%
     Maximum month end balance during the year                                        52,000,000         40,587,000

Securities sold under agreements to repurchase (repurchase agreements) generally have original maturities of less than one year. Repurchase agreements are treated as financings and the obligations to repurchase securities sold are reflected as liabilities. Securities involved with the repurchase agreements are recorded as assets of the Bank and are primarily held in safekeeping by correspondent banks. Repurchase agreements are offered principally to certain large deposit customers as uninsured deposit equivalent investments. Repurchase agreements are secured by securities with a market value of $57.2 million and $48.5 million at year-end 2002 and 2001, respectively.




                                  (Continued)

                           MERCANTILE BANK CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2002 and 2001



NOTE 7 - FEDERAL HOME LOAN BANK ADVANCES

At year-end, advances from the Federal Home Loan Bank were as follows.

                                                                                  2002               2001
                                                                                  ----               ----
     Maturities September 2003 through December 2004, fixed rates
     from 1.69% to 2.39%, averaging 1.97%                                    $    15,000,000    $            0
                                                                             ---------------    --------------

         Total                                                               $    15,000,000    $            0
                                                                             ===============    ==============


Each advance is payable at its maturity date, and is subject to a prepayment fee if paid prior to the maturity date. The advances are collateralized by residential mortgage loans, first mortgage liens on multi-family residential property loans and first mortgage liens on commercial real estate property loans under a blanket lien arrangement, which totaled $99.0 million at year-end 2002.

Maturities over the next five years are:

                           2003                                              $    10,000,000
                           2004                                                    5,000,000
                           2005                                                            0
                           2006                                                            0
                           2007                                                            0


NOTE 8 - FEDERAL INCOME TAXES

The consolidated provision for income taxes is as follows:

                                                                     2002              2001               2000
                                                                     ----              ----               ----
     Current                                                   $    4,060,000     $    2,838,000    $     1,913,000
     Deferred benefit                                                (893,000)          (848,000)          (610,000)
                                                               ---------------    ---------------   ----------------

         Tax expense                                           $    3,167,000     $    1,990,000    $     1,303,000
                                                               ==============     ==============    ===============

Income tax expense was less than the amount computed by applying the statutory federal income tax rate to income before income taxes. The reasons for the difference are as follows:

                                                                     2002              2001               2000
                                                                     ----              ----               ----
     Statutory rates                                           $    3,714,000     $    2,201,000    $     1,393,000
     Increase (decrease) from
       Tax-exempt interest                                           (429,000)          (264,000)          (110,000)
       Other expenses                                                (118,000)            53,000             20,000
                                                               ---------------    --------------    ---------------

         Tax expense                                           $    3,167,000     $    1,990,000    $     1,303,000
                                                               ==============     ==============    ===============




                                  (Continued)

                           MERCANTILE BANK CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2002 and 2001


NOTE 8 - FEDERAL INCOME TAXES (Continued)

The net deferred tax asset recorded includes the following amounts of deferred tax assets and liabilities:

                                                                                       2002               2001
                                                                                       ----               ----
     Deferred tax assets
         Allowance for loan and lease losses                                      $    3,619,000    $     2,780,000
         Start-up/pre-opening expenses                                                     8,000             34,000
         Deferred loan fees                                                              243,000            171,000
         Deferred compensation                                                           196,000             82,000
         Other                                                                            18,000             20,000
                                                                                  --------------    ---------------
                                                                                       4,084,000          3,087,000
     Deferred tax liabilities
         Unrealized gain on securities available for sale                                543,000            210,000
         Accretion                                                                        14,000             12,000
         Depreciation                                                                    173,000             71,000
                                                                                  --------------    ---------------
                                                                                         730,000            293,000
                                                                                  --------------    ---------------

     Net deferred tax asset                                                       $    3,354,000    $     2,794,000
                                                                                  ==============    ===============

A valuation allowance related to deferred tax assets is required when it is considered more likely than not that all or part of the benefits related to such assets will not be realized. Management has determined that no valuation allowance was required at year-end 2002 or 2001.


NOTE 9 - STOCK OPTION PLANS

Stock option plans are used to reward directors and employees and provide them with additional equity interest. Stock options granted to non-employee directors are at 125% of the market price on the date of grant, fully vest after five years and expire ten years from the date of grant. Stock options granted to employees are granted at the market price on the date of grant, fully vest after one to three years and expire ten years from the date of grant. At year-end 2002, there were 88,555 shares authorized for future option grants. Information about option grants follows.

A summary of the activity in the plan is as follows.

                                        2 0 0 2                        2 0 0 1                       2 0 0 0
                                        -------                        -------                       -------
                                               Weighted                      Weighted                       Weighted
                                                Average                       Average                        Average
                                               Exercise                      Exercise                       Exercise
                                Shares           Price         Shares          Price          Shares          Price
                                ------           -----         ------          -----          ------          -----
    Outstanding at
       beginning
       of year                   229,839     $   11.14         183,552      $   9.99          140,926      $   9.93
    Granted                       44,878         20.36          46,287         15.71           42,626         10.17
    Exercised                       (578)         9.99               0                              0
    Forfeited or expired          (2,204)        15.13               0                              0
                              -----------    ---------      ----------      ---------      ----------      --------
    Outstanding at
      end of year                271,935     $   12.63         229,839      $  11.14          183,552      $   9.99
                              ==========     =========      ==========      ========       ==========      ========

    Options exercisable
       at year-end               218,792                       176,958                        125,880
                              ==========                    ==========                     ==========

    Fair value of options
       granted during year    $  447,000                    $  363,000                     $  155,000
                              ==========                    ==========                     ==========


                                  (Continued)

                           MERCANTILE BANK CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2002 and 2001



NOTE 9 - STOCK OPTION PLANS (Continued)

Options outstanding at year-end 2002 were as follows:

                                             Outstanding                                  Exercisable
                             --------------------------------------------           ------------------------
                                         Weighted Average     Weighted                            Weighted
Range of                                     Remaining         Average                             Average
Exercise                                    Contractual       Exercise                            Exercise
Prices                        Number           Life             Price                Number         Price
------                        ------           ----             -----               -------         -----
$ 8.00 - $10.00                108,909      5.6 Years         $  9.14                 108,909     $   9.14
$10.01 - $12.00                 74,065      5.7 Years           11.24                  74,065        11.24
$14.01 - $16.00                 36,920      8.8 Years           15.12                  35,818        15.12
$18.01 - $20.00                 45,216      9.6 Years           19.50                       0           NA
$24.01 - $26.00                  6,825      9.8 Years           24.52                       0           NA
                            ----------      ---------           -----               ---------       ------

Outstanding at year end        271,935      6.8 Years         $ 12.63                 218,792     $  10.83
                            ==========      =========           =====               =========       ======


Options outstanding at year-end 2002, 2001 and 2000 were as follows:

                                                                    2002              2001               2000
                                                                    ----              ----               ----
     Minimum exercise price                                    $      8.64        $      8.64       $      8.64
     Maximum exercise price                                          24.52              18.91             11.77
     Average remaining option term                               6.8 Years          7.3 Years         7.6 Years


NOTE 10 - RELATED PARTIES

Certain directors and executive officers of the Bank, including their immediate families and companies in which they are principal owners, were loan customers of the Bank. At year-end 2002 and 2001, the Bank had $7.1 million and $7.9 million in loan commitments to directors and executive officers, of which $3.0 million and $3.3 million were outstanding at year-end 2002 and 2001, respectively, as reflected in the following table.

                                                                                       2002               2001
                                                                                       ----               ----
     Beginning balance                                                            $    3,323,000    $     3,914,000
     New loans                                                                           965,000          1,215,000
     Repayments                                                                       (1,337,000)        (1,806,000)
                                                                                  ---------------   ---------------

         Ending balance                                                           $    2,951,000    $     3,323,000
                                                                                  ==============    ===============

Related party deposits and repurchase agreements totaled $16.4 million at year-end 2002 and $13.9 million at year-end 2001.



                                  (Continued)

                           MERCANTILE BANK CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2002 and 2001



NOTE 11 - COMMITMENTS AND OFF-BALANCE-SHEET RISK

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

Fair value of the Bank's off-balance sheet instruments (commitments to extend credit and standby letters of credit) is based on rates currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties' credit standing. At year-end 2002 and 2001, the rates on existing off-balance sheet instruments were substantially equivalent to current market rates, considering the underlying credit standing of the counterparties.

The Bank's maximum exposure to credit losses for loan commitments and standby letters of credit outstanding at year-end was as follows:

                                                                                    2002                 2001
                                                                                    ----                 ----
     Commercial unused lines of credit                                       $     131,161,000    $     110,787,000
     Unused lines of credit secured by 1 -- 4 family
       residential properties                                                       12,381,000            8,181,000
     Credit card unused lines of credit                                              5,824,000            6,212,000
     Other consumer unused lines of credit                                           4,415,000            3,965,000
     Commitments to make loans                                                      24,267,000           25,966,000
     Standby letters of credit                                                      39,338,000           36,377,000
                                                                             -----------------    -----------------

                                                                             $     217,386,000    $     191,488,000
                                                                             =================    =================

The Bank was required to have $2.8 million and $1.1 million of cash on hand or on deposit with the Federal Reserve Bank of Chicago to meet regulatory reserve and clearing requirements at year-end 2002 and 2001. These balances do not earn interest.

The Bank leases its downtown Grand Rapids facility under an operating lease agreement. Total rental expense for the lease for 2002, 2001 and 2000 was $170,000, $165,000 and $161,000, respectively. Future minimum rentals under this lease, which expires on August 31, 2007, as of year-end 2002 are as follows:

                  2003                                                       $     174,000
                  2004                                                             174,000
                  2005                                                             174,000
                  2006                                                             174,000
                  2007                                                             116,000
                                                                             -------------
                                                                             $     812,000
                                                                             =============


                                  (Continued)

                           MERCANTILE BANK CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2002 and 2001



NOTE 12 - BENEFIT PLANS

The Bank has a 401(k) benefit plan that covers substantially all of its employees. The Bank's 2002, 2001 and 2000 matching 401(k) contribution charged to expense was $239,000, $173,000 and $136,000, respectively. The percent of the Bank's matching contributions to the 401(k) is determined annually by the Board of Directors. The 401(k) benefit plan allows employee contributions up to 15% of their compensation, which are matched at 100% of the first 5% of the compensation contributed. Matching contributions are immediately vested.

The Bank has a deferred compensation plan in which all persons serving on the Board of Directors may defer all or portions of annual retainer and meeting fees, with distributions to be paid only upon termination of service as a director. The deferred amounts are categorized on Mercantile's consolidated financial statements as long term borrowings. Up until September 30, 2001, the deferred balances were paid interest at a rate equal to 75% of the prime rate, adjusted at the beginning of each calendar quarter. The deferred compensation plan was amended, effective October 1, 2001, to increase the interest rate from 75% of the prime rate to 100% of the prime rate. Interest expense for the plan during 2002, 2001 and 2000 was $11,000, $6,000 and $2,000, respectively.

The Bank has a non-qualified deferred compensation program in which selected officers may defer all or portions of salary and bonus payments. The deferred amounts are categorized on Mercantile's consolidated financial statements as other borrowed money. The deferred balances are paid interest as a rate equal to the prime rate, adjusted at the beginning of each calendar quarter. Interest expense for the plan during 2002 and 2001 was $10,000 and $2,000, respectively.


NOTE 13 - FAIR VALUES OF FINANCIAL INSTRUMENTS

Carrying amount and estimated fair values of financial instruments were as follows at year-end.

                                                            2 0 0 2                            2 0 0 1
                                                            -------                            -------
                                                   Carrying            Fair           Carrying            Fair
                                                    Values            Values           Values            Values
                                                    ------            ------           ------            ------
     Financial assets
         Cash and cash equivalents              $   28,117,000   $    28,117,000   $   19,938,000   $    19,938,000
         Securities available for sale              59,614,000        59,614,000       52,054,000        52,054,000
         Securities held to maturity                36,493,000        37,985,000       25,979,000        26,183,000
         Federal Home Loan Bank stock                  786,000           786,000          785,000           785,000
         Loans, net                                760,664,000       785,203,000      578,754,000       602,442,000
         Bank owned life insurance policies         14,876,000        14,876,000        3,991,000         3,991,000
         Accrued interest receivable                 3,336,000         3,336,000        2,811,000         2,811,000

     Financial liabilities
         Deposits                                  754,113,000       758,422,000      569,077,000       576,575,000
         Securities sold under agreements
           to repurchase                            50,335,000        50,335,000       36,485,000        36,485,000
         Federal Home Loan Bank advances            15,000,000        15,000,000                0                 0
         Accrued interest payable                    4,713,000         4,713,000        4,618,000         4,618,000
         Trust preferred securities                 16,000,000        20,050,000       16,000,000        18,874,000


                                  (Continued)

                           MERCANTILE BANK CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2002 and 2001



NOTE 13 - FAIR VALUES OF FINANCIAL INSTRUMENTS (Continued)

Carrying amount is the estimated fair value for cash and cash equivalents, Federal Home Loan Bank stock, accrued interest receivable and payable, bank owned life insurance policies, demand deposits, securities sold under agreements to repurchase, and variable rate loans or deposits that reprice frequently and fully. Security fair values are based on market prices or dealer quotes, and if no such information is available, on the rate and term of the security and information about the issuer. For fixed rate loans or deposits and for variable rate loans or deposits with infrequent repricing or repricing limits, fair value is based on discounted cash flows using current market rates applied to the estimated life and credit risk. Carrying amount is the estimated fair value of FHLB advances as they were taken out late in 2002. Fair value of trust preferred securities is based on current rates for similar financing. Fair value of off balance sheet items is estimated to be nominal.


NOTE 14 - EARNINGS PER SHARE

The factors used in the earnings per share computation follow.

                                                                        2002              2001          2000
                                                                        ----              ----          ----
     Basic
         Net income                                               $    7,757,000    $   4,483,000    $    2,795,000
                                                                  ==============    =============    ==============

         Weighted average common shares outstanding                    5,405,703        4,022,972         2,862,202
                                                                  --------------    -------------    --------------

       Basic earnings per common share                            $         1.43    $        1.11    $         0.98
                                                                  ==============    =============    ==============

     Diluted
         Net income                                               $    7,757,000    $   4,483,000    $    2,795,000
                                                                  ==============    =============    ==============

         Weighted average common shares outstanding for
           basic earnings per common share                             5,405,703        4,022,972         2,862,202

         Add:  Dilutive effects of assumed exercises of
           stock options                                                  97,620           60,965             8,062
                                                                  --------------    -------------    --------------

         Average shares and dilutive potential
           common shares                                               5,503,323        4,083,937         2,870,264
                                                                  ==============    =============    ==============

       Diluted earnings per common share                          $         1.41    $        1.10    $         0.97
                                                                  ==============    =============    ==============

Stock options for 44,878, 46,287 and 107,151 shares of common stock were not considered in computing diluted earnings per common share for 2002, 2001 and 2000, respectively, because they were antidilutive.


                                  (Continued)

                           MERCANTILE BANK CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2002 and 2001



NOTE 15 - TRUST PREFERRED SECURITIES

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


NOTE 16 - SALE OF COMMON STOCK

During 2001, Mercantile sold in aggregate approximately 2.3 million shares of common stock, raising $35.0 million net of issuance costs. Substantially all of the net proceeds were contributed to the Bank as capital to provide support for asset growth, fund investments in loans and securities and for general corporate purposes.


NOTE 17 - REGULATORY MATTERS

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





                                  (Continued)

                           MERCANTILE BANK CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2002 and 2001



NOTE 17 - REGULATORY MATTERS (Continued)

At year end, actual capital levels (in thousands) and minimum required levels for Mercantile and the Bank were:

                                                                                             Minimum Required
                                                                                                to be Well
                                                                   Minimum Required          Capitalized Under
                                                                      for Capital            Prompt Corrective
                                               Actual              Adequacy Purposes        Action Regulations
                                               ------              -----------------        ------------------
                                        Amount       Ratio         Amount       Ratio        Amount       Ratio
                                        ------       -----         ------       -----        ------       -----
2002
----
   Total capital (to risk
     weighted assets)
       Consolidated                   $   105,671    12.1%      $    69,862      8.0%     $    87,328     10.0%
       Bank                               102,810    11.8            69,728      8.0           87,160     10.0
   Tier 1 capital (to risk
     weighted assets)
       Consolidated                        94,781    10.9            34,931      4.0           52,397      6.0
       Bank                                91,920    10.6            34,864      4.0           52,296      6.0
   Tier 1 capital (to average
     assets)
       Consolidated                        94,781    10.7            35,355      4.0           44,193      5.0
       Bank                                91,920    10.4            35,313      4.0           44,142      5.0

2001
----
   Total capital (to risk
     weighted assets)
       Consolidated                   $    95,430    14.3%      $    53,584      8.0%     $    66,980     10.0%
       Bank                                92,683    13.9            53,404      8.0           66,754     10.0
   Tier 1 capital (to risk
     weighted assets)
       Consolidated                        87,057    13.0            26,797      4.0           40,195      6.0
       Bank                                84,337    12.6            26,708      4.0           40,062      6.0
   Tier 1 capital (to average
     assets)
       Consolidated                        87,057    13.0            26,786      4.0           33,482      5.0
       Bank                                84,337    12.6            26,722      4.0           33,403      5.0

The Bank was categorized as well capitalized at year-end 2002 and 2001.

Federal and state banking laws and regulations place certain restrictions on the amount of dividends the Bank can transfer to Mercantile and on the capital levels that must be maintained. At year-end 2002, under the most restrictive of these regulations (to remain well capitalized), the Bank could distribute approximately $9.8 million to Mercantile as dividends without prior regulatory approval.

The capital levels as of year-end 2002 and year-end 2001 include an adjustment for the 1.6 million trust preferred securities issued by Capital Trust in September 1999 subject to certain limitations. Federal Reserve guidelines limit the amount of trust preferred securities which can be included in Tier 1 capital of Mercantile to 25% of total Tier 1 capital. At year-end 2002 and year-end 2001, all $16.0 million of the trust preferred securities were included as Tier 1 capital of Mercantile.


                                  (Continued)

                           MERCANTILE BANK CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2002 and 2001



NOTE 18 - OTHER COMPREHENSIVE INCOME

Other comprehensive income components and related taxes were as follows.

                                                               2002               2001               2000
                                                               ----               ----               ----
     Unrealized holding gains and losses on                $    1,249,000    $       386,000    $    1,379,000
       available-for-sale securities
     Reclassification adjustments for gains
       and losses later recognized in income                     (270,000)          (207,000)          275,000
                                                           ---------------   ---------------    --------------
     Net unrealized gains and losses                              979,000            179,000         1,654,000
     Tax effect                                                  (333,000)           (61,000)         (563,000)
                                                           ---------------   ---------------    --------------

Other comprehensive income                                 $      646,000    $       118,000    $    1,091,000
                                                           ==============    ===============    ==============


NOTE 19 - QUARTERLY FINANCIAL DATA (UNAUDITED)

                                                                                          Earnings per Share
                                 Interest       Net Interest           Net                ------------------
                                  Income           Income            Income            Basic         Fully Diluted
                                  ------           ------            ------            -----         -------------
2002
----
    First quarter             $  11,040,000     $  5,034,000     $  1,604,000      $   0.29         $    0.30
    Second quarter               11,639,000        5,735,000        1,716,000          0.32              0.31
    Third quarter                12,318,000        6,282,000        2,156,000          0.40              0.39
    Fourth quarter               12,635,000        6,603,000        2,281,000          0.42              0.41

2001
----
    First quarter             $  10,856,000     $  3,462,000     $    915,000      $   0.30         $    0.30
    Second quarter               11,011,000        3,698,000          777,000          0.23              0.23
    Third quarter                11,530,000        4,352,000        1,338,000          0.29              0.29
    Fourth quarter               11,222,000        4,906,000        1,453,000          0.29              0.28

2000
----
    First quarter             $   7,864,000     $  2,797,000     $    500,000      $   0.17         $    0.17
    Second quarter                8,848,000        3,004,000          636,000          0.23              0.23
    Third quarter                 9,741,000        3,133,000          778,000          0.28              0.28
    Fourth quarter               10,382,000        3,341,000          881,000          0.30              0.29


                                  (Continued)

                           MERCANTILE BANK CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2002 and 2001


NOTE 20 - MERCANTILE BANK CORPORATION (PARENT COMPANY ONLY)
          CONDENSED FINANCIAL STATEMENTS

Following are condensed parent company only financial statements.

                            CONDENSED BALANCE SHEETS

                                                                                     2002                2001
                                                                                     ----                ----
     ASSETS
         Cash and cash equivalents                                              $       845,000    $        626,000
         Investment in subsidiaries                                                  93,479,000          85,250,000
         Other assets                                                                 2,445,000           2,462,000
                                                                                ---------------    ----------------

              Total assets                                                      $    96,769,000    $     88,338,000
                                                                                ===============    ================

     LIABILITIES AND SHAREHOLDERS' EQUITY
         Liabilities                                                            $       440,000    $        380,000
         Guaranteed preferred beneficial interests in the
           Corporation's subordinated debentures                                     16,495,000          16,495,000
         Shareholders' equity                                                        79,834,000          71,463,000
                                                                                ---------------    ----------------

              Total liabilities and shareholders' equity                        $    96,769,000    $     88,338,000
                                                                                ===============    ================


                         CONDENSED STATEMENTS OF INCOME

                                                                        2002              2001            2000
                                                                        ----              ----            ----
   Income
     Dividends from subsidiaries                                  $    1,583,000    $   1,583,000    $    1,583,000
     Other                                                                18,000           22,000            30,000
                                                                  --------------    -------------    --------------
       Total income                                                    1,601,000        1,605,000         1,613,000

   Expenses
     Interest expense                                                  1,617,000        1,617,000         1,617,000
     Other operating expenses                                            512,000          543,000           433,000
                                                                  --------------    -------------    --------------
       Total expenses                                                  2,129,000        2,160,000         2,050,000
                                                                  --------------    -------------    --------------

   INCOME (LOSS) BEFORE INCOME TAX AND EQUITY IN
     UNDISTRIBUTED NET INCOME (LOSS) OF SUBSIDIARIES                    (528,000)        (555,000)         (437,000)

   Federal income tax expense (benefit)                                 (702,000)        (698,000)         (649,000)

   Equity in undistributed net income of subsidiary                    7,583,000        4,340,000         2,583,000
                                                                  --------------    -------------    --------------

   NET INCOME                                                     $    7,757,000    $   4,483,000    $    2,795,000
                                                                  ==============    =============    ==============


                                  (Continued)

                           MERCANTILE BANK CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2002 and 2001



NOTE 20 -- MERCANTILE BANK CORPORATION (PARENT COMPANY ONLY)
           CONDENSED FINANCIAL STATEMENTS (Continued)

                        CONDENSED STATEMENT OF CASH FLOWS

                                                                       2002             2001              2000
                                                                       ----             ----              ----
   CASH FLOWS FROM OPERATING ACTIVITIES
     Net income                                                   $    7,757,000    $   4,483,000    $    2,795,000
     Adjustments to reconcile net income to net
       cash from operating activities
         Equity in undistributed income of subsidiary                 (7,583,000)      (4,340,000)       (2,583,000)
         Change in other assets                                           17,000         (662,000)         (267,000)
         Change in other liabilities                                      60,000           10,000            12,000
                                                                  --------------    -------------    --------------
         Net cash from operating activities                              251,000         (509,000)          (44,000)

   CASH FLOWS FROM FINANCING ACTIVITIES
     Net proceeds from sale of common stock                              (37,000)      35,009,000                 0
     Capital investment into Mercantile Bank of
       West Michigan                                                           0      (34,500,000)                0
     Stock option exercises                                                6,000                0                 0
     Fraction shares paid                                                 (1,000)          (1,000)                0
                                                                  ---------------   --------------   --------------
         Net cash from financing activities                              (32,000)         508,000                 0
                                                                  ---------------   -------------    --------------

   Net change in cash and cash equivalents                               219,000           (1,000)          (44,000)

   Cash and cash equivalents at beginning of period                      626,000          627,000           671,000
                                                                  --------------    -------------    --------------

   CASH AND CASH EQUIVALENTS AT END OF PERIOD                     $      845,000    $     626,000    $      627,000
                                                                  ==============    =============    ==============


                                  (Continued)

                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 6, 2003.

                              MERCANTILE BANK CORPORATION



                              /s/ Gerald R. Johnson, Jr.
                              --------------------------
                              Gerald R. Johnson, Jr.
                              Chairman of the Board and Chief Executive Officer



         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 6, 2003.

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
Gerald R. Johnson, Jr., Chairman             Charles E. Christmas, Senior Vice
of the Board  and Chief Executive            President, Chief Financial Officer
Officer (principal executive officer)        and Treasurer (principal financial
                                             and accounting officer)

                                 CERTIFICATIONS


CERTIFICATION BY PRINCIPAL EXECUTIVE OFFICER

I, Gerald R. Johnson, Jr., Chairman and Chief Executive Officer of Mercantile Bank Corporation, certify that:

1. I have reviewed this annual report on Form 10-K of Mercantile Bank Corporation (the "registrant");

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

         c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:    March 6, 2003                     /s/ Gerald R. Johnson, Jr.
                                           -------------------------------------
                                           Gerald R. Johnson, Jr.
                                           Chairman and Chief Executive Officer

CERTIFICATION BY PRINCIPAL FINANCIAL OFFICER

I, Charles E. Christmas, Senior Vice President, Chief Financial Officer and Treasurer of Mercantile Bank Corporation, certify that:

1. I have reviewed this annual report on Form 10-K of Mercantile Bank Corporation (the "registrant");

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

         c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:    March 6, 2003           /s/ Charles E. Christmas
                                 --------------------------------------------
                                 Charles E. Christmas
                                 Senior Vice President, Chief Financial Officer
                                 and Treasurer

EXHIBIT INDEX

            EXHIBIT NO.                          EXHIBIT DESCRIPTION

               3.1 Our Articles of Incorporation are incorporated by reference to exhibit 3.1 of our Registration Statement on Form SB-2 (Commission File no. 333-33081) that became effective on October 23, 1997

               3.2 Our Amended and Restated Bylaws dated as of January 16, 2003 are incorporated by reference to exhibit 3.2 of our Registration Statement on Form S-3 (Commission File No. 333-103376) that became effective on February 21, 2003

               10.1 Our 1997 Employee Stock Option Plan is incorporated by reference to exhibit 10.1 of our Registration Statement on Form SB-2 (Commission File No. 333-33081) that became effective on October 23, 1997 (management contract or compensatory plan)

               10.2 Lease Agreement between our bank and Division Avenue Partners, L.L.C. dated August 16, 1997, is incorporated by reference to exhibit 10.2 of our Registration Statement on Form SB-2 (Commission File No. 333-33081) that became effective October 23, 1997

               10.3 Agreement between Fiserve Solutions, Inc. and our bank dated September 10, 1997, is incorporated by reference to exhibit 10.3 of our Registration Statement on Form SB-2 (Commission File No. 333-33081) that became effective on October 23, 1997.

               10.4 Extension Agreement of Data Processing Contract between Fiserve Solutions, Inc. and our bank dated May 12, 2000 extending the agreement between Fiserve Solutions, Inc. and our bank dated September 10, 1997, is incorporated by reference to exhibit 10.15 of our Form 10-K for the fiscal year ended December 31, 2000 (Commission File No. 000-26719)

               10.5 Extension Agreement of Data Processing Contract between Fiserve Solutions, Inc. and our bank dated November 22, 2002 extending the agreement between Fiserve Solutions, Inc. and our bank dated September 10, 1997

               10.6 Mercantile Bank of West Michigan Deferred Compensation Plan for Members of the Board of Directors (1999) is incorporated by reference to
                              Exhibit 10.6 of the Registration Statement of the company and our trust on Form SB-2 (Commission File Nos. 333-84313 and 333-84313-01) that became effective on September 13, 1999.

               10.7 Subordinated Indenture dated as of September 17, 1999 between the company and Wilmington Trust Company, as Trustee, relating to 9.60% Junior Subordinated Debentures due 2029 is incorporated by reference to Exhibit 4.1 of the Registration Statement of the company and our trust on Form SB-2 (Commission File Nos. 333-84313 and 333-84313-01) that become effective on September 13, 1999

               10.8 Amended and Restated Trust Agreement dated as of September 17, 1999 among the company, as depositor, Wilmington Trust Company, as Property Trustee, Wilmington Trust Company, as Delaware Trustee, and the Administrative Trustees is incorporated by reference to Exhibit 4.5 of the Registration Statement of the company and our trust on Form SB-2 (Commission File Nos. 333-84313 and 333-84313-01) that became effective on September 13, 1999

            EXHIBIT NO.                          EXHIBIT DESCRIPTION

               10.9 Preferred Securities Guarantee Agreement between the company and Wilmington Trust Company dated September 17, 1999, is incorporated by reference to Exhibit 4.7 of the Registration Statement of the company and our trust on Form SB-2 (Commission File Nos. 333-84313 and 333-84313-01) that became effective on September 13, 1999

               10.10 Agreement as to Expenses and Liabilities dated as of September 17, 1999, between the company and our trust (included as Exhibit D to Exhibit 10.8)

               10.11 Mercantile Bank Corporation 2000 Employee Stock Option Plan, approved by the shareholders at the annual meeting on April 20, 2000, is incorporated by reference to exhibit 10.14 of our Form 10-K for the fiscal year ended December 31, 2000 (Commission File No. 000-26719)

               10.12 Amended and Restated Employment Agreement dated as of October 12, 2000, among the company, our bank and Gerald R. Johnson, Jr., is incorporated by reference to exhibit 10.16 of our Form 10-K for the fiscal year ended December 31, 2000 (Commission File No. 000-26719) (management contract or compensatory plan)

               10.13 Amended and Restated Employment Agreement dated as of October 12, 2000, among the company, our bank and Michael H. Price, is incorporated by reference to exhibit 10.17 of our Form 10-K for the fiscal year ended December 31, 2000 (Commission File No. 000-26719) (management contract or compensatory plan)

               10.14 Employment Agreement dated as of October 12, 2000, among the company, our bank and Robert B. Kaminski, is incorporated by reference to exhibit
                              10.18 of our Form 10-K for the fiscal year ended December 31, 2000 (Commission File No. 000-26719) (management contract or compensatory plan)

               10.15 Employment Agreement dated as of October 12, 2000, among the company, our bank and Charles E. Christmas, is incorporated by reference to exhibit
                              10.19 of our Form 10-K for the fiscal year ended December 31, 2000 (Commission File No. 000-26719) (management contract or compensatory plan)

               10.16 Agreement between our bank and C.D. Barnes dated October 28, 2000, on Amendment to Standard Form of Agreement Between Owner and Construction Manager where the Construction Manager is also the Constructor, is incorporated by reference to exhibit 10.20 of our Form 10-K for the fiscal year ended December 31, 2000 (Commission File No. 000-26719)

               10.17 Amended and Restated Employment Agreement dated as of October 18, 2001, among the company, our bank and Gerald R. Johnson, Jr., is incorporated by reference to exhibit 10.21 of our Form 10-K for the fiscal year ended December 31, 2001 (Commission File No. 000-26719) (management contract or compensatory plan)

               10.18 Amended and Restated Employment Agreement dated as of October 18, 2001, among the company, our bank and Michael H. Price, is incorporated by reference to exhibit 10.22 of our Form 10-K for the fiscal year ended December 31, 2001 (Commission File No. 000-26719) (management contract or compensatory plan)

               10.19 Employment Agreement dated as of October 18, 2001, among the company, our bank and Robert B. Kaminski, is incorporated by reference to exhibit
                              10.23 of our Form 10-K for the fiscal year ended December 31, 2001 (Commission File No. 000-26719) (management contract or compensatory plan)

            EXHIBIT NO.                          EXHIBIT DESCRIPTION

               10.20 Employment Agreement dated as of October 18, 2001, among the company, our bank and Charles E. Christmas, is incorporated by reference to exhibit
                              10.23 of our Form 10-K for the fiscal year ended December 31, 2001 (Commission File No. 000-26719) (management contract or compensatory plan)

               10.21 Amendment to Employment Agreement dated as of October 17, 2002, among the company, our bank and Gerald R. Johnson, Jr. (management contract or compensatory plan)

               10.22 Amendment to Employment Agreement dated as of October 17, 2002, among the company, our bank and Michael H. Price (management contract or compensatory plan)

               10.23 Amendment to Employment Agreement dated as of October 17, 2002, among the company, our bank and Robert B. Kaminski (management contract or compensatory plan)

               10.24 Amendment to Employment Agreement dated as of October 17, 2002, among the company, our bank and Charles E. Christmas (management contract or compensatory plan)

               10.25 Agreement between our bank and Visser Brothers Construction Inc. dated May 8, 2002, on Standard Form of Agreement Between Owner and Contractor where the basis of payment is a stipulated sum

               10.26 Mercantile Bank Corporation Independent Director Stock Option Plan, approved by the shareholders at the annual meeting on April 18, 2002

               21             Subsidiaries of the Company

               23             Consent of Independent Accountants

               99.1 Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

               99.2 Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002