Form 10-Q
period 2003-03-31
MERCANTILE BANK CORP
filed 2003-05-14
CIK 1042729

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended March 31, 2003

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

                                 (616) 406-3777
              (Registrant's telephone number, including area code)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                 Yes   X          No
                                      ---            ---

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
                                 Yes   X          No
                                      ---            ---

At May 8, 2003, there were 5,423,887 shares of Common Stock outstanding.

                           MERCANTILE BANK CORPORATION
                                      INDEX


PART I.       Financial Information                                                                    Page No.
                                                                                                       --------

              Item 1.    Financial Statements

              Consolidated Balance Sheets -
                  March 31, 2003 (Unaudited) and December 31, 2002...................................        1

              Consolidated Statements of Income and Comprehensive Income -
                  Three Months Ended March 31, 2003 (Unaudited) and
                  March 31, 2002 (Unaudited).........................................................        2

              Consolidated Statement of Changes in Shareholders' Equity -
                   Three Months Ended March 31, 2003 (Unaudited) and
                   March 31, 2002 (Unaudited)........................................................        3

              Consolidated Statements of Cash Flows -
                  Three Months Ended March 31, 2003 (Unaudited) and
                  March 31, 2002 (Unaudited).........................................................        4

              Notes to Consolidated Financial Statements (Unaudited).................................        5

              Item 2.  Management's Discussion and Analysis of Financial
                Condition and Results of Operations..................................................       12

              Item 3.  Quantitative and Qualitative Disclosures About Market Risk....................       20

              Item 4.  Controls and Procedures.......................................................       22


PART II.      Other Information

              Item 1.  Legal Proceedings.............................................................       23

              Item 2.  Changes in Securities and Use of Proceeds.....................................       23

              Item 3.  Defaults upon Senior Securities...............................................       23

              Item 4.  Submission of Matters to a Vote of Security Holders...........................       23

              Item 5.  Other Information.............................................................       23

              Item 6.  Exhibits and Reports on Form 8-K..............................................       23

              Signatures.............................................................................       24

              Certifications.........................................................................       25

                           MERCANTILE BANK CORPORATION
                           CONSOLIDATED BALANCE SHEETS


                                                                                   March 31,         December 31,
                                                                                     2003                2002
                                                                                     ----                ----
                                                                                  (Unaudited)
ASSETS
     Cash and due from banks                                                    $    28,091,000    $     23,404,000
     Short-term investments                                                             203,000             213,000
     Federal funds sold                                                                       0           4,500,000
                                                                                ---------------    ----------------
         Total cash and cash equivalents                                             28,294,000          28,117,000

     Securities available for sale                                                   61,465,000          59,614,000
     Securities held to maturity (fair value of $41,321,000 at
       March 31, 2003 and $37,985,000 at December 31, 2002)                          39,168,000          36,493,000
     Federal Home Loan Bank stock                                                       786,000             786,000

     Total loans                                                                    812,487,000         771,554,000
     Allowance for loan and lease losses                                            (11,406,000)        (10,890,000)
                                                                                ---------------    ----------------
         Total loans, net                                                           801,081,000         760,664,000

     Premises and equipment, net                                                     12,459,000          12,174,000
     Bank owned life insurance policies                                              15,384,000          14,876,000
     Accrued interest receivable                                                      3,860,000           3,336,000
     Other assets                                                                     5,290,000           5,795,000
                                                                                ---------------    ----------------

         Total assets                                                           $   967,787,000    $    921,855,000
                                                                                ===============    ================

LIABILITIES AND SHAREHOLDERS' EQUITY
     Deposits
         Noninterest-bearing                                                    $    68,858,000    $     62,405,000
         Interest-bearing                                                           732,239,000         691,708,000
                                                                                ---------------    ----------------
              Total deposits                                                        801,097,000         754,113,000

     Securities sold under agreements to repurchase                                  45,238,000          50,335,000
     Federal funds purchased                                                          2,000,000                   0
     Federal Home Loan Bank advances                                                 15,000,000          15,000,000
     Other borrowed money                                                               839,000             576,000
     Accrued expenses and other liabilities                                           6,083,000           5,997,000
     Trust preferred securities                                                      16,000,000          16,000,000
                                                                                ---------------    ----------------
         Total liabilities                                                          886,257,000         842,021,000

Shareholders' equity
     Preferred stock, no par value; 1,000,000 shares
       authorized, none issued
     Common stock, no par value: 9,000,000 shares authorized;
       5,418,259 shares outstanding at March 31, 2003 and
       5,405,706 shares outstanding at December 31, 2002                             75,560,000          75,530,000
     Retained earnings                                                                5,050,000           3,250,000
     Accumulated other comprehensive income                                             920,000           1,054,000
                                                                                ---------------    ----------------
         Total shareholders' equity                                                  81,530,000          79,834,000
                                                                                ---------------    ----------------

              Total liabilities and shareholders' equity                        $   967,787,000    $    921,855,000
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

                           MERCANTILE BANK CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME
                            AND COMPREHENSIVE INCOME
                                   (Unaudited)


                                                                                   Three Months       Three Months
                                                                                       Ended              Ended
                                                                                     March 31,          March 31,
                                                                                       2003               2002
                                                                                       ----               ----
Interest income
     Loans, including fees                                                        $   11,443,000    $     9,907,000
     Investment securities                                                             1,216,000          1,097,000
     Federal funds sold and short-term investments                                        16,000             36,000
                                                                                  --------------    ---------------
         Total interest income                                                        12,675,000         11,040,000

Interest expense
     Deposits                                                                          5,236,000          5,409,000
     Federal Home Loan Bank advances                                                      74,000                  0
     Short-term borrowings                                                               171,000            201,000
     Long-term borrowings                                                                400,000            396,000
                                                                                  --------------    ---------------
         Total interest expense                                                        5,881,000          6,006,000
                                                                                  --------------    ---------------

NET INTEREST INCOME                                                                    6,794,000          5,034,000

Provision for loan and lease losses                                                      625,000            460,000
                                                                                  --------------    ---------------

NET INTEREST INCOME AFTER PROVISION
   FOR LOAN AND LEASE LOSSES                                                           6,169,000          4,574,000

Noninterest income
     Service charges on accounts                                                         269,000            194,000
     Net gain on sales of securities                                                           0            149,000
     Other income                                                                        708,000            226,000
                                                                                  --------------    ---------------
         Total noninterest income                                                        977,000            569,000

Noninterest expense
     Salaries and benefits                                                             2,497,000          1,678,000
     Occupancy                                                                           334,000            265,000
     Furniture and equipment                                                             221,000            173,000
     Other expense                                                                       977,000            749,000
                                                                                  --------------    ---------------
         Total noninterest expenses                                                    4,029,000          2,865,000
                                                                                  --------------    ---------------

INCOME BEFORE FEDERAL INCOME TAX EXPENSE                                               3,117,000          2,278,000

Federal income tax expense                                                               884,000            674,000
                                                                                  --------------    ---------------

NET INCOME                                                                        $    2,233,000    $     1,604,000
                                                                                  ==============    ===============

COMPREHENSIVE INCOME                                                              $    2,099,000    $     1,317,000
                                                                                  ==============    ===============

Basic earnings per share                                                          $         0.41    $         0.30
                                                                                  ==============    ===============
Diluted earnings per share                                                        $         0.40    $         0.29
                                                                                  ==============    ===============

Average basic shares outstanding                                                       5,412,521          5,405,534
                                                                                  ==============    ===============
Average diluted shares outstanding                                                     5,535,167          5,495,835
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

                           MERCANTILE BANK CORPORATION
                           CONSOLIDATED STATEMENTS OF
                         CHANGES IN SHAREHOLDERS' EQUITY
                                   (Unaudited)

                                                                                    Accumulated
                                                                                       Other             Total
                                                  Common             Retained      Comprehensive     Shareholders'
                                                   Stock             Earnings         Income            Equity
                                                   -----             --------         ------            ------

BALANCE, JANUARY 1, 2002                     $     69,406,000    $     1,649,000    $   408,000    $     71,463,000

Comprehensive income:
     Net income for the period from
       January 1, 2002 through
       March 31, 2002                                                  1,604,000                          1,604,000

     Change in net unrealized gain
       (loss) on securities available
       for sale, net of reclassifications
       and tax effect                                                                  (287,000)           (287,000)
                                                                                                   ----------------
         Total comprehensive income                                                                       1,317,000

Stock option exercise, 578 shares                       6,000                                                 6,000

Issuance costs from December 2001
  common stock sale                                   (15,000)                                              (15,000)
                                             ----------------    ---------------    -----------    ----------------

BALANCE, MARCH 31, 2002                      $     69,397,000    $     3,253,000    $   121,000    $     72,771,000
                                             ================    ===============    ===========    ================


BALANCE, JANUARY 1, 2003                     $     75,530,000    $     3,250,000    $ 1,054,000    $     79,834,000

Comprehensive income:
     Net income for the period from
       January 1, 2003 through
       March 31, 2003                                                  2,233,000                          2,233,000

     Change in net unrealized gain
       (loss) on securities available
       for sale, net of reclassifications
       and tax effect                                                                  (134,000)           (134,000)
                                                                                                   ----------------
         Total comprehensive income                                                                       2,099,000

Cash dividend                                                           (433,000)                          (433,000)

Employee stock purchase plan, 442 shares               10,000                                                10,000

Stock option exercises, 12,111 shares                  20,000                                                20,000
                                             ----------------    ---------------    -----------    ----------------

BALANCE, MARCH 31, 2003                      $     75,560,000    $     5,050,000    $   920,000    $     81,530,000
                                             ================    ===============    ===========    ================

          See accompanying notes to consolidated financial statements.

                           MERCANTILE BANK CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                 Three Months        Three Months
                                                                                     Ended               Ended
                                                                                   March 31,           March 31,
                                                                                     2003                2002
                                                                                     ----                ----
CASH FLOWS FROM OPERATING ACTIVITIES
     Net income                                                                 $     2,233,000    $      1,604,000
     Adjustments to reconcile net income
       to net cash from operating activities
         Depreciation and amortization                                                  451,000             301,000
         Provision for loan and lease losses                                            625,000             460,000
         Net gain on sale of securities                                                       0            (149,000)
         Net change in:
              Accrued interest receivable                                              (524,000)           (360,000)
              Bank owned life insurance policies                                       (208,000)            (45,000)
              Other assets                                                              516,000             307,000
              Accrued expenses and other liabilities                                     86,000             212,000
                                                                                ---------------    ----------------
                  Net cash from operating activities                                  3,179,000           2,330,000

CASH FLOWS FROM INVESTING ACTIVITIES
     Loan originations and payments, net                                            (41,042,000)        (34,082,000)
     Purchases of:
         Securities available for sale                                               (8,749,000)        (11,877,000)
         Securities held to maturity                                                 (2,681,000)         (2,071,000)
     Proceeds from:
         Sales of available for sale securities                                               0          10,572,000
         Maturities, calls and repayments of available
           for sale securities                                                        6,574,000           4,960,000
     Purchases of premises and equipment, net                                          (551,000)           (627,000)
     Purchases of bank owned life insurance policies                                   (300,000)                  0
                                                                                ---------------    ----------------
                  Net cash from investing activities                                (46,749,000)        (33,125,000)

CASH FLOWS FROM FINANCING ACTIVITIES
     Net increase in deposits                                                        46,984,000          26,899,000
     Stock option exercises                                                              20,000               6,000
     Employee stock purchase plan                                                        10,000                   0
     Issuance costs of prior period common stock sale                                         0             (15,000)
     Payment of cash dividend                                                          (433,000)                  0
     Net increase in federal funds purchase                                           2,000,000                   0
     Net increase in other borrowed money                                               263,000             167,000
     Net increase (decrease) in securities sold under
       agreements to repurchase                                                      (5,097,000)            788,000
                                                                                ---------------    ----------------
         Net cash from financing activities                                          43,747,000          27,845,000
                                                                                ---------------    ----------------
Net change in cash and cash equivalents                                                 177,000          (2,950,000)
Cash and cash equivalents at beginning of period                                     28,117,000          19,938,000
                                                                                ---------------    ----------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                      $    28,294,000    $     16,988,000
                                                                                ===============    ================

Supplemental disclosures of cash flow information
     Cash paid during the period for:
         Interest                                                               $     5,430,000    $      5,462,000
         Federal income tax                                                             225,000                   0



          See accompanying notes to consolidated financial statements.

                           MERCANTILE BANK CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


1.   SIGNIFICANT ACCOUNTING POLICIES:

Basis of Presentation: The unaudited financial statements for the three months ended March 31, 2003 include the consolidated results of operations of Mercantile Bank Corporation and its consolidated subsidiaries. These subsidiaries include Mercantile Bank of West Michigan ("our bank"), our bank's three wholly owned subsidiaries, Mercantile Bank Mortgage Company ("our mortgage company"), Mercantile BIDCO, Inc. ("our BIDCO") and Mercantile Insurance Center, Inc. ("our insurance center"), and our subsidiary MBWM Capital Trust I ("the trust"). These consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and Item 303(b) of Regulation S-K and do not include all disclosures required by accounting principles generally accepted in the United States of America for a complete presentation of our financial condition and results of operations. In the opinion of management, the information reflects all adjustments (consisting only of normal recurring adjustments) which are necessary in order to make the financial statements not misleading and for a fair presentation of the results of operations for such periods. The results for the period ended March 31, 2003 should not be considered as indicative of results for a full year. For further information, refer to the consolidated financial statements and footnotes included in our annual report on Form 10-K for the year ended December 31, 2002.

Stock Compensation: Employee compensation expense under stock option plans is reported using the intrinsic value method. No stock-based compensation cost is reflected in net income, as all options granted had an exercise price equal to or greater than the market price of the underlying common stock at date of grant. The following table illustrates the effect on net income and earnings per share if expense was measured using the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation.

                                                                                        2003              2002
                                                                                        ----              ----

     Net income as reported                                                         $   2,233,000    $    1,604,000
     Deduct: Stock-based compensation expense
       determined under fair value based method                                            82,000            64,000
     Pro forma net income                                                               2,151,000         1,540,000

     Basic earnings per share as reported                                           $        0.41    $         0.30
     Pro forma basic earnings per share                                                      0.40              0.28

     Diluted earnings per share as reported                                         $        0.40    $         0.29
     Pro forma diluted earnings per share                                                    0.39              0.28

The pro forma effects are computed using option pricing models, using the following weighted-average assumptions as of grant date.

                                                                                        2003              2002
                                                                                        ----              ----

     Risk-free interest rate                                                              3.90%            5.25%
     Expected option life                                                               7 Years         10 Years
     Expected stock price volatility                                                        22%              29%
     Dividend yield                                                                       1.30%               0%


                                  (Continued)

                           MERCANTILE BANK CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


2.   LOANS

     Our total loans at March 31, 2003 were $812.5 million compared to $771.6 million at December 31, 2002, an increase of $40.9 million, or 5.3%. The components of our outstanding balances at March 31, 2003 and December 31, 2002, and percentage increase in loans from the end of 2002 to the end of the first quarter 2003 are as follows:

                                                                                                        Percent
                                          March 31, 2003              December 31, 2002                Increase/
                                        Balance           %           Balance          %              (Decrease)
                                        -------           -           -------          -              ----------
                                                              (dollars in thousands)
       Real Estate:
         Construction and
            land development          $   116,062        14.3%     $   103,900        13.5%               11.7%
         Secured by 1 - 4
            family properties              62,432         7.7           60,828         7.9                 2.6
         Secured by multi-
            family properties              15,632         1.9           13,025         1.7                20.0
         Secured by
            nonresidential
            properties                    379,205        46.7          357,431        46.3                 6.1
       Commercial                         233,571        28.7          230,662        29.9                 1.3
       Leases                                 936         0.1              850         0.1                10.1
       Consumer                             4,649         0.6            4,858         0.6                (4.3)
                                      -----------       -----      -----------       -----                 ---

                                      $   812,487       100.0%     $   771,554       100.0%                5.3%
                                      ===========       =====      ===========       =====                 ===


3.   ALLOWANCE FOR LOAN AND LEASE LOSSES

     The following is a summary of the activity in our allowance for loan and lease losses account for the three months ended March 31:

                                                                                       2003               2002
                                                                                       ----               ----

         Balance at January 1                                                     $   10,890,000    $     8,494,000
              Charge-offs                                                               (132,000)           (93,000)
              Recoveries                                                                  23,000             64,000
              Provision for loan and lease losses                                        625,000            460,000
                                                                                  --------------    ---------------

         Balance at March 31                                                      $   11,406,000    $     8,925,000
                                                                                  ==============    ===============



                                  (Continued)

                           MERCANTILE BANK CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)




4.   PREMISES AND EQUIPMENT, NET

     Premises and equipment are comprised of the following:

                                                                                     March 31,        December 31,
                                                                                       2003               2002
                                                                                       ----               ----
         Land and improvements                                                    $    3,252,000    $     3,234,000
         Buildings and leasehold improvements                                          7,371,000          7,009,000
         Furniture and equipment                                                       4,498,000          4,327,000
                                                                                  --------------    ---------------
                                                                                      15,121,000         14,570,000
         Less accumulated depreciation                                                 2,662,000          2,396,000
                                                                                  --------------    ---------------

         Premises and equipment, net                                              $   12,459,000    $    12,174,000
                                                                                  ==============    ===============

     Depreciation expense for the first quarter 2003 amounted to $266,000.


5.   DEPOSITS

     Our total deposits at March 31, 2003 were $801.1 million compared to $754.1 million at December 31, 2002, an increase of $47.0 million, or 6.2%. The components of our outstanding balances at March 31, 2003 and December 31, 2002, and percentage increase in deposits from the end of 2002 to the end of the first quarter 2003 are as follows:

                                                                                                      Percent
                                          March 31, 2003              December 31, 2002              Increase/
                                        Balance           %           Balance          %            (Decrease)
                                        -------           -           -------          -            ----------
                                                              (dollars in thousands)
         Noninterest-bearing
            demand                    $    68,858         8.6%     $    62,405         8.3%               10.3%
         Interest-bearing
            checking                       25,254         3.2           28,130         3.7               (10.2)
         Money market                       7,437         0.9            8,592         1.1               (13.4)
         Savings                           69,081         8.6           69,461         9.2                (0.5)
         Time, under $100,000               7,318         0.9            7,002         0.9                 4.5
         Time, $100,000 and
            over                           86,930        10.9           66,005         8.8                31.7
                                      -----------       -----      -----------       -----                 ---
                                          264,878        33.1          241,595        32.0                 9.6
         Out-of-area time,
            under $100,000                 89,675        11.2           85,557        11.4                 4.8
         Out-of-area time,
            $100,000 and over             446,544        55.7          426,961        56.6                 4.6
                                      -----------       -----      -----------       -----                 ---
                                          536,219        66.9          512,518        68.0                 4.6
                                      -----------       -----      -----------       -----                 ---

         Total deposits               $   801,097       100.0%     $   754,113       100.0%                6.2%
                                      ===========       =====      ===========       =====                 ===


                                  (Continued)

                           MERCANTILE BANK CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)



6.   SHORT-TERM BORROWINGS

     Information relating to our securities sold under agreements to repurchase follows:

                                                                                March 31,         December 31,
                                                                                  2003                2002
                                                                                  ----                ----
         Outstanding balance at end of period                                $  45,238,000       $  50,335,000
         Average interest rate at end of period                                       1.54%               1.54%

         Average balance during the period                                   $  44,572,000       $  43,468,000
         Average interest rate during the period                                      1.53%               2.03%

         Maximum month end balance during the period                         $  45,238,000       $  52,000,000

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


                                  (Continued)

                           MERCANTILE BANK CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)




     A summary of the notional or contractual amounts of our financial instruments with off-balance sheet risk at March 31, 2003 and December 31, 2002 follows:

                                                                                    March 31,         December 31,
                                                                                      2003                2002
                                                                                      ----                ----

         Commercial unused lines of credit                                      $   139,140,000    $    131,161,000
         Unused lines of credit secured by 1 - 4 family
            residential properties                                                   13,191,000          12,381,000
         Credit card unused lines of credit                                           6,885,000           5,824,000
         Other consumer unused lines of credit                                        4,014,000           4,415,000
         Commitments to make loans                                                   42,360,000          24,267,000
         Standby letters of credit                                                   40,301,000          39,338,000
                                                                                ---------------    ----------------

                                                                                $   245,891,000    $    217,386,000
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


                                  (Continued)

                           MERCANTILE BANK CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)



     Our actual capital levels (dollars in thousands) and minimum required levels were:

                                                                                             Minimum Required
                                                                                                to be Well
                                                                   Minimum Required          Capitalized Under
                                                                      for Capital            Prompt Corrective
                                               Actual              Adequacy Purposes        Action Regulations
                                               ------              -----------------        ------------------
                                        Amount       Ratio         Amount       Ratio        Amount       Ratio
                                        ------       -----         ------       -----        ------       -----
     March 31, 2003
       Total capital (to risk
         weighted assets)
          Consolidated                $   108,017    11.8%      $    73,290      8.0%     $    91,612     10.0%
          Bank                            105,102    11.5            73,213      8.0           91,516     10.0
       Tier 1 capital (to risk
         weighted assets)
          Consolidated                     96,611    10.6            36,645      4.0           54,968      6.0
          Bank                             93,696    10.2            36,607      4.0           54,910      6.0
       Tier 1 capital (to
         average assets)
          Consolidated                     96,611    10.3            37,522      4.0           46,903      5.0
          Bank                             93,696    10.0            37,469      4.0           46,837      5.0

     December 31, 2002
       Total capital (to risk
         weighted assets)
          Consolidated                $   105,671    12.1%      $    69,862      8.0%     $    87,328     10.0%
          Bank                            102,810    11.8            69,728      8.0           87,160     10.0
       Tier 1 capital (to risk
         weighted assets)
          Consolidated                     94,781    10.9            34,931      4.0           52,397      6.0
          Bank                             91,920    10.6            34,864      4.0           52,296      6.0
       Tier 1 capital (to
         average assets)
          Consolidated                     94,781    10.7            35,355      4.0           44,193      5.0
          Bank                             91,920    10.4            35,313      4.0           44,142      5.0

     We were categorized as well capitalized at March 31, 2003 and year-end
2002.

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

                                  (Continued)

                           MERCANTILE BANK CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)



     Our capital levels as of March 31, 2003 include an adjustment for the 1.6 million trust preferred securities issued by the trust subject to certain limitations. Federal Reserve guidelines limit the amount of trust preferred securities which can be included in our Tier 1 capital to 25% of total Tier 1 capital. As of March 31, 2003, the entire $16.0 million of the trust preferred securities were included as Tier 1 capital.

     Our and our bank's ability to pay cash and stock dividends is subject to limitations under various laws and regulations and to prudent and sound banking practices. We declared a 5% stock dividend on January 6, 2003, that was paid on February 3, 2003 to record holders as of January 17, 2003. Also on January 6, 2003, we declared a $0.08 per share cash dividend on our common stock, which was paid on March 10, 2003 to record holders as of February 10, 2003. That represented the first cash dividend on our common stock since our formation in 1997. On April 8, 2003, we declared a $0.08 per share cash dividend on our common stock, payable on June 10, 2003 to record holders as of May 12, 2003.


9.   BENEFIT PLANS

     We sponsor an employee stock purchase plan which allows employees to defer after-tax payroll dollars and purchase our stock on a quarterly basis. We have registered 25,000 shares of common stock to be issued and purchased under the plan; however, the plan allows for shares to be purchased directly from us or on the open market. During the three months ended March 31, 2003, we issued the first 442 shares under the plan.

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

INTRODUCTION
The following discussion compares the financial condition of Mercantile Bank Corporation and its consolidated subsidiaries, Mercantile Bank of West Michigan ("our bank"), our bank's three wholly owned subsidiaries Mercantile Bank Mortgage Company ("our mortgage company"), Mercantile BIDCO, Inc. ("our BIDCO"), and Mercantile Insurance Center, Inc. ("our insurance company"), and our subsidiary MBWM Capital Trust I ("the trust"), at March 31, 2003 to December 31, 2002 and the results of operations for the three months ended March 31, 2003 and March 31, 2002. This discussion should be read in conjunction with the interim consolidated financial statements and footnotes included herein. Unless the text clearly suggests otherwise, references in this report to "us," "we," "our" or "the company" include Mercantile Bank Corporation and its consolidated subsidiaries referred to above.

SUBSEQUENT EVENTS
On April 30, 2003, our bank purchased an existing building situated on 2.75 acres of land located approximately two miles north of the center of downtown Grand Rapids for approximately $1.3 million. Subject to banking regulatory approvals, we plan to demolish the existing building and design and construct a four-story facility on this property. This facility will serve as the new location for our current downtown facility, and will house the administration and loan operations functions currently housed at other of our locations. Expected completion date of the new facility is late 2004 to early 2005.

On April 14, 2003, our bank entered into a lease agreement with an unaffiliated third party to lease approximately 1,100 square feet in a facility located in Holland, Michigan. The facility will house a new retail mortgage loan production office scheduled to open by the end of the second quarter of 2003. The lease has an initial term of six months, with three six-month renewal options.

                           MERCANTILE BANK CORPORATION
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS


FINANCIAL CONDITION
During the first three months of 2003, assets increased from $921.9 million on December 31, 2002, to $967.8 million on March 31, 2003. This represents a total increase in assets of $45.9 million, or 5.0%. The asset growth was comprised primarily of a $40.4 million increase in net loans and $4.5 million increase in securities. The increase in total assets was primarily funded by $47.0 million growth in deposits and a $4.5 million decline in federal funds sold.

Commercial loans increased by $39.5 million, or 5.6%, during the first three months of 2003, and at March 31, 2003 totaled $745.4 million, or 91.7% of the total loan portfolio. The continued significant concentration of the loan portfolio in commercial loans and the rapid growth of this portion of business is consistent with our stated strategy of focusing a substantial amount of efforts on "wholesale" banking. Corporate and business lending continues to be an area of expertise of our senior management team, and our eleven commercial lenders have over 170 years of combined commercial lending experience. Of each of the loan categories that we originate, commercial loans are the most efficiently originated and managed, thus reducing overhead costs by necessitating the attention of fewer employees. Our commercial lending business generates the greatest amount of local deposits, and it is virtually the only source of significant demand deposits.

Residential mortgage loans increased by $1.6 million during the first three months of 2003, while the balance of our consumer loan portfolio declined by $0.2 million. As of March 31, 2003, residential mortgage and consumer loans totaled a combined $67.1 million, or 8.3% of the total loan portfolio. Although our non-commercial loan portfolios are expected to increase in future periods, given our wholesale banking strategy, the commercial sector of the lending efforts and resultant assets are expected to remain the dominant loan portfolio category.

The quality of our loan portfolio remains strong. Net loan charge-offs during the first three months of 2003 totaled $109,000, or 0.06% of average total loans on an annualized basis. Past due loans and nonaccrual loans at March 31, 2003 totaled $533,000, or 0.07% of period-ending total loans. We believe we have instilled a very strong credit culture within the lending departments as it pertains to the underwriting and administration processes, which in part is reflected in the loan charge-off and delinquency ratios. Over 98% of the loan portfolio consists of loans extended directly to companies and individuals doing business and residing within our market area. The remaining portion is comprised of commercial loans participated with certain unaffiliated commercial banks outside of the immediate area, which are underwritten using the same underwriting criteria as though our bank was the originating bank.

Securities increased by $4.5 million, or 4.7%, during the first three months of 2003. Purchases during the first three months of 2003 totaled $11.4 million, with maturities, calls and repayments totaling $6.6 million. There were no security sales during the first three months of 2003. Holdings of securities remained confined to U.S. Government Agency bonds, mortgage-backed securities issued or guaranteed by U.S. Government Agencies, investment grade tax-exempt municipal securities and Federal Home Loan Bank stock.

                           MERCANTILE BANK CORPORATION
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS



Deposits increased $47.0 million during the first three months of 2003, totaling $801.1 million at March 31, 2003. Local deposits increased $23.3 million, or 9.6%, while out-of-area deposits increased $23.7 million, or 4.6%. As a percent of total deposits, local deposits increased from 32.0% on December 31, 2002, to 33.1% at March 31, 2003. Noninterest-bearing demand deposits, comprising 8.6% of total deposits, increased $6.5 million during the first three months of 2003. Savings deposits (8.6% of total deposits) decreased $0.4 million, interest-bearing checking accounts (3.2% of total deposits) decreased $2.9 million and money market deposit accounts (0.9% of total deposits) decreased $1.2 million during the first three months of 2003. Local certificates of deposit, comprising 11.8% of total deposits, increased by $21.2 million during the first three months of 2003.

Out-of-area deposits totaled $536.2 million, or 66.9% of total deposits, as of March 31, 2003. Out-of-area deposits consist of certificates of deposit primarily obtained from depositors located outside our market area and placed by deposit brokers for a fee, but also include certificates of deposit obtained from the deposit owners directly. Out-of-area deposits are utilized to support our asset growth, and are generally a lower cost source of funds when compared to the interest rates that would have to be offered in the local market to generate a sufficient level of funds. During the first three months of 2003 rates paid on new out-of-area certificates of deposit were generally lower than rates paid on new certificates of deposit issued to local customers. In addition, the overhead costs associated with the out-of-area deposits are considerably less than the overhead costs that would be incurred to administer a similar level of local deposits. Although local deposits have and are expected to increase as new business, governmental and consumer deposit relationships are established and as existing customers increase their deposit accounts, the relatively high reliance on out-of-area deposits will likely remain.

Securities sold under agreements to repurchase ("repurchase agreements") decreased by $5.1 million during the first three months of 2003. As part of our sweep account program, collected funds from certain business noninterest-bearing checking accounts are invested into over-night interest-bearing repurchase agreements. Although not considered a deposit account and therefore not afforded federal deposit insurance, the repurchase agreements have characteristics very similar to that of our business checking deposit accounts.

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

                           MERCANTILE BANK CORPORATION
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS



Our liquidity strategy is to fund loan growth with deposits and repurchase agreements and to maintain an adequate level of short- and medium-term investments to meet typical daily loan and deposit activity. Although deposit and repurchase agreement growth from depositors located in our market area have consistently increased, the growth has not been sufficient to meet the substantial loan growth and provide monies for additional investing activities. To assist in providing the additional needed funds, we have regularly obtained certificates of deposit from customers outside of the market area and placed by deposit brokers for a fee, as well as certificates of deposit obtained from the deposit owners directly. As of March 31, 2003, out-of-area deposits totaled $536.2 million, or 63.4% of combined deposits and repurchase agreements, compared to $512.5 million, or 63.7% of combined deposits and repurchase agreements, as of December 31, 2002. Reliance on out-of-area deposits is expected to be ongoing due to our planned future growth.

As a member of the Federal Home Loan Bank of Indianapolis ("FHLBI"), our bank has access to the FHLBI's borrowing programs. At March 31, 2003, advances from the FHLBI totaled $15.0 million, unchanged from total advances outstanding at December 31, 2002. Based on available collateral at March 31, 2003, our bank could borrow up to approximately $100.0 million.

Our bank has the ability to borrow money on a daily basis through correspondent banks via established federal funds purchased lines; however, this is viewed as only a secondary and temporary source of funds and our bank was generally in a federal funds sold position during the first quarter of 2003. The average balance of federal funds purchased during the first three months of 2003 equaled $0.8 million, compared to a $5.4 million average federal funds sold position. At March 31, 2003 we were in a federal funds purchased position of $2.0 million, compared to a federal funds sold position of $4.5 million as of December 31, 2002.

In addition to typical loan funding and deposit flow, we must maintain liquidity to meet the demands of certain unfunded loan commitments and standby letters of credit. As of March 31, 2003, our bank had a total of $205.6 million in unfunded loan commitments and $40.3 million in unfunded standby letters of credit. Of the total unfunded loan commitments, $163.2 million were commitments available as lines of credit to be drawn at any time as customers' cash needs vary, and $42.4 million were for loan commitments scheduled to close and become funded within the next three months. We monitor fluctuations in loan balances and commitment levels, and include such data in managing overall liquidity.

CAPITAL RESOURCES
Shareholders' equity is a noninterest-bearing source of funds that provides support for asset growth. Shareholders' equity increased by $1.7 million during the first three months of 2003, from $79.8 million on December 31, 2002, to $81.5 million at March 31, 2003. The increase is primarily attributable to net income of $2.2 million recorded during the first quarter of 2003. Shareholders' equity was negatively impacted during the first quarter of 2003 by the payment of cash dividends totaling $0.4 million and a $0.1 million mark-to-market adjustment for available for sale securities as defined in SFAS No. 115.

In September 1999 we, through the trust, issued 1.6 million shares of trust preferred securities at $10.00 per trust preferred security. Substantially all of the net proceeds were contributed to our bank as capital and were used to support growth in assets, fund investments in loans and securities, and for general corporate purposes. Although not part of shareholders' equity, subject to certain limitations the trust preferred securities are considered a component of capital for purposes of calculating regulatory capital ratios. At March 31, 2003, the entire $16.0 million of trust preferred securities were included as Tier 1 capital.

                           MERCANTILE BANK CORPORATION
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS


We are subject to regulatory capital requirements primarily administered by federal banking regulatory agencies. Failure to meet the various capital requirements can initiate regulatory action that could have a direct material effect on the financial statements. Since our bank commenced operations, both the company and our bank have been categorized as "Well Capitalized," the highest classification contained within the banking regulations. The capital ratios of the company and our bank as of March 31, 2003 and December 31, 2002 are disclosed under Note 8 of the Notes to Consolidated Financial Statements.

Our and our bank's ability to pay cash and stock dividends is subject to limitations under various laws and regulations and to prudent and sound banking practices. We declared a 5% stock dividend on January 6, 2003, that was paid on February 3, 2003 to record holders as of January 17, 2003. Also on January 6, 2003, we declared a $0.08 per share cash dividend on our common stock, which was paid on March 10, 2003 to record holders as of February 10, 2003. That represented the first cash dividend on our common stock since our formation in 1997. On April 8, 2003, we declared a $0.08 per share cash dividend on our common stock, payable on June 10, 2003 to record holders as of May 12, 2003.

RESULTS OF OPERATIONS
Net income for the first quarter of 2003 was $2.2 million ($0.41 per basic share and $0.40 per diluted share), which represents a 39.2% increase over net income of $1.6 million ($0.30 per basic share and $0.29 per diluted share) recorded during the first quarter of 2002. The improvement in net income was primarily the result of an increase in net interest income, an improved net interest margin and higher noninterest income.

Interest income during the first quarter of 2003 was $12.7 million, an increase of 14.8% over the $11.0 million earned during the first quarter of 2002. The growth in interest income is primarily attributable to an increase in earning assets, which more than offset the negative impact of a declining interest rate environment. During the first three months of 2003 earning assets averaged $892.7 million, $200.5 million higher than the average earning assets of $692.2 million during the same time period in 2002. Average loans were up $180.3 million and securities increased $23.2 million, while average federal funds sold were down $3.1 million. Negatively impacting the growth in interest income was the decline in yield on earning assets. During the first three months of 2003 and 2002, earning assets had a weighted average rate (tax equivalent-adjusted basis) of 5.84% and 6.55%, respectively. The decrease in the weighted average yield was primarily due to the continued decline in market interest rates, whereby many interest rate indices are currently near historical lows.

Interest expense during the first quarter of 2003 was $5.9 million, a decrease of 2.1% from the $6.0 million expensed during the first quarter of 2002. The decrease in interest expense is primarily attributable to a decline in market interest rates, which more than offset an increase in interest-bearing liabilities necessitated by asset growth. During the first three months of 2003 interest-bearing liabilities averaged $796.8 million, $192.8 million higher than the average interest-bearing liabilities of $604.0 million during the same time period in 2002. Average interest-bearing deposits were up $169.0 million, FHLB advances increased $15.0 million and short term borrowings were up $8.4 million. Positively impacting interest expense was the decline in the cost of interest-bearing liabilities. During the first three months of 2003 and 2002, interest-bearing liabilities had a weighted average rate of 2.99% and 4.03%, respectively. The decrease was primarily due to the decline in market interest rates.

                           MERCANTILE BANK CORPORATION
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS


Net interest income during the first quarter of 2003 was $6.8 million, an increase of 35.0% over the $5.0 million earned during the first quarter of 2002. The increase in net interest income was due to the growth in earning assets and improved net interest margin. The net interest margin increased from 3.03% during the first three months of 2002 to 3.17% during the first three months of 2003, primarily reflecting the overall positive impact of the declining and low interest rate environment.

The following table sets forth certain information relating to our consolidated average interest earning assets and interest-bearing liabilities and reflects the average yield on assets and average cost of liabilities for the first quarter of 2003 and 2002. Such yields and costs are derived by dividing income or expense by the average daily balance of assets or liabilities, respectively, for the period presented. For tax-exempt securities interest income and yield have been computed on a tax equivalent basis using a marginal tax rate of 34%.

                           MERCANTILE BANK CORPORATION
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS



                                                          Quarters ended March 31,
                           ---------------------2 0 0 3---------------   --------------------2 0 0 2---------------
                                Average                       Average         Average                      Average
                                Balance        Interest        Rate           Balance       Interest        Rate
                                -------        --------        ----           -------       --------        ----
                                                           (dollars in thousands)
Loans                      $      786,406   $     11,443       5.90      $      606,065   $       9,907      6.63
Investment securities             100,700          1,405       5.58              77,538           1,236      6.46
Federal funds sold                  5,351             16       1.19               8,424              35      1.69
Short term investments                203              0       0.75                 194               1      1.25
                           --------------   ------------       ----      --------------   -------------      ----
   Total interest - earning
     assets                       892,660         12,864       5.84             692,221          11,179      6.55

Allowance for loan and
  lease losses                    (11,175)                                       (8,751)
Other assets                       56,558                                        36,696
                           --------------                                --------------

   Total assets            $      938,043                                $      720,166
                           ==============                                ==============

Interest-bearing
  deposits                 $      719,789   $      5,236       2.95      $      550,840   $       5,409      3.98
Short-term borrowings              45,327            171       1.53              36,880             201      2.21
Federal Home Loan
  Bank advances                    15,000             74       1.97                   0               0        NA
Long-term borrowings               16,713            400       9.57              16,309             396      9.73
                           --------------   ------------       ----      --------------   -------------      ----
   Total interest-bearing
     liabilities                  796,829          5,881       2.99             604,029           6,006      4.03

Noninterest-bearing
  deposits                         55,048                                        38,874
Other liabilities                   5,560                                         4,888
Shareholders' equity               80,606                                        72,375
                           --------------   ------------       ----      --------------   -------------      ----
   Total liabilities and
     shareholders' equity  $      938,043                                $      720,166
                           ==============                                ==============

Net interest income                         $      6,983                                  $       5,173
                                            ============                                  =============
Net interest rate spread                                       2.85%                                      2.52%
Net interest spread on average assets                          3.02                                       2.91
Net interest margin on earning assets                          3.17                                       3.03


Provisions to the allowance for loan and lease losses during the first quarter of 2003 were $625,000, compared to the $460,000 that was expensed during the first quarter of 2002. The increase primarily reflects the higher volume of loan growth and net loan charge-offs during the first three months of 2003 compared to the first three months of 2002. Net loan charge-offs of $109,000 were recorded during the first three months of 2003, compared to net loan charge-offs of $29,000 during the same time period in 2002. The allowance for loan and lease losses as a percentage of total loans outstanding as of March 31, 2003 was 1.40%, compared to 1.44% at March 31, 2002.

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

Noninterest income during the first quarter of 2003 was $977,000, an increase of 71.7% over the $569,000 earned during the first quarter of 2002. Service charge income on deposit and repurchase agreements increased $75,000 (38.7%) during the first quarter of 2003 over that earned in the comparable time period in 2002 due primarily to new accounts opened during the last twelve months, a reduction of the earnings credit rate and modest increases in fee structure. Reflecting the declining interest rate environment and resulting increase in residential mortgage loan refinancings, fees earned on referring residential mortgage loan applicants to various third parties increased $184,000 (191.6%). Noninterest income related to the cash surrender value of bank owned life insurance policies ("BOLI") increased $164,000 (364.4%), primarily reflecting the $10.8 million purchase of additional BOLI subsequent to the end of the first quarter of 2002.

Noninterest expense during the first quarter of 2003 was $4.0 million, an increase of 40.7% over the $2.9 million expensed during the first quarter of 2002. Employee salaries and benefits expense increased $819,000, primarily resulting from the hiring of additional staff and merit annual pay raises. The level of full-time equivalent employees increased from 101 at the end of the first quarter in 2002 to 128 at the end of the first quarter in 2003, an increase of 26.7%. Occupancy and furniture and equipment costs increased from $438,000 during the first quarter of 2002 to $555,000 during the first quarter of 2003, or 26.7%. A majority of this increase is related to our new branch facility located in Southeast Grand Rapids that opened in December of 2002. General overhead costs also increased, reflecting the additional expenses required to administer the significantly increased asset base.

Monitoring and controlling noninterest costs, while at the same time providing high quality service to customers, is a key component to our business strategy. While the dollar volume of noninterest costs has increased, the rate of growth has been lower than the increase in net interest income and noninterest income. Noninterest expenses increased by $1.2 million during the first three months of 2003 over the amount expensed during the first three months of 2002; however, net revenues (net interest income plus noninterest income) increased at a substantially higher level of $2.2 million during the same time period.

                           MERCANTILE BANK CORPORATION
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS


Federal income tax expense was $884,000 during the first three months of 2003, an increase of 31.2% over the $674,000 expensed in the first three months of 2002. The increase was primarily due to the higher level of net income before federal income tax.


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

We use two interest rate risk measurement techniques. The first, which is commonly referred to as GAP analysis, measures the difference between the dollar amounts of interest sensitive assets and liabilities that will be refinanced or repriced during a given time period. A significant repricing gap could result in a negative impact to our net interest margin during periods of changing market interest rates. The following table depicts our GAP position as of March 31, 2003 (dollars in thousands):

                           MERCANTILE BANK CORPORATION
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS


                                             Within        Three to        One to           After
                                              Three         Twelve          Five            Five
                                             Months         Months          Years           Years          Total
                                             ------         ------          -----           -----          -----
Assets:
     Commercial loans                     $   302,457     $    43,675    $   363,817    $    35,457     $   745,406
     Residential real estate loans             30,049           1,778         23,369          7,236          62,432
     Consumer loans                               926             476          3,142            105           4,649
     Investment securities (1)                  1,011           2,386         42,203         55,819         101,419
     Short-term investments                       203                                                           203
     Allowance for loan and
        lease losses                                                                        (11,406)        (11,406)
     Other assets                                                                            65,084          65,084
                                          -----------     -----------    -----------    -----------     -----------
         Total assets                         334,646          48,315        432,531        152,295         967,787

Liabilities:
     Interest-bearing checking                 25,254                                                        25,254
     Savings                                   69,081                                                        69,081
     Money market accounts                      7,437                                                         7,437
     Time deposits less than $100,000          20,685          39,975         36,333                         96,993
     Time deposits $100,000 and over          129,151         266,889        137,434                        533,474
     Short-term borrowings                     47,238                                                        47,238
     FHLB advances                                             10,000          5,000                         15,000
     Long-term borrowings                         839                                        16,000          16,839
     Noninterest-bearing checking                                                            68,858          68,858
     Other liabilities                                                                        6,083           6,083
                                          -----------     -----------    -----------    -----------     -----------
         Total liabilities                    299,685         316,864        178,767         90,941         886,257

Shareholders' equity                                                                         81,530          81,530
                                          -----------     -----------    -----------    -----------     -----------
Total sources of funds                        299,685         316,864        178,767        172,471         967,787
                                          -----------     -----------    -----------    -----------     -----------

Net asset (liability) GAP                 $    34,961     $  (268,549)   $   253,764    $   (20,176)
                                          ===========     ===========    ===========    ===========

Cumulative GAP                            $    34,961     $  (233,588)   $    20,176
                                          ===========     ===========    ===========

Percent of cumulative GAP to
  total assets                                    3.6%          (24.1)%          2.1%
                                          ===========     ===========    ===========

(1) Mortgage-backed securities are categorized by expected final maturities based upon prepayment trends as of March 31, 2003

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

                           MERCANTILE BANK CORPORATION
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS



We conducted multiple simulations as of March 31, 2003, whereby it was assumed that a simultaneous, instant and sustained change in market interest rates occurred. The following table reflects the suggested impact on our net interest income over the next twelve months, which are well within the policy parameters established to manage and monitor interest rate risk.

                                                     Dollar Change In               Percent Change In
     Interest Rate Scenario                         Net Interest Income             Net Interest Income
     ----------------------                         -------------------             -------------------
     Interest rates down 200 basis points            $     134,000                            0.5%

     Interest rates down 100 basis points                  687,000                            2.3

     No change in interest rates                         1,046,000                            3.5

     Interest rates up 100 basis points                  1,722,000                            5.7

     Interest rates up 200 basis points                  2,408,000                            8.0

The increase in our net interest income under all interest rate scenarios reflects the expected repricing of local and out-of-area certificates of deposit during the next twelve months. Unlike interest rates on our floating rate loans that have declined since the beginning of 2001 as market interest rates began to decline, our certificates of deposit have fixed interest rates and only reprice at maturity. Throughout most of the remainder of 2003 we have a large volume of certificates of deposit that will mature and are expected to be refinanced at lower interest rates.

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


ITEM 4.  CONTROLS AND PROCEDURES

As of March 31, 2003, an evaluation was performed under the supervision of and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of March 31, 2003. There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to March 31, 2003.

                          PART II -- OTHER INFORMATION


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

            11               Statement re Computation of Per Share Earnings

           99.1              Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley
                             Act of 2002.

           99.2              Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley
                             Act of 2002.


(b)  Reports on Form 8-K.

We filed no reports on Form 8-K during the quarter for which this report is filed.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 8, 2003.


                            MERCANTILE BANK CORPORATION





                            By: /s/ Gerald R. Johnson Jr.
                               ---------------------------------
                            Gerald R. Johnson, Jr.
                            Chairman of the Board and Chief Executive Officer (Principal Executive Officer)



                            By:  /s/ Charles E. Christmas
                               ---------------------------------
                            Charles E. Christmas
                            Senior Vice President, Chief Financial Officer and Treasurer
                            (Principal Financial and Accounting Officer)

                                  CERTIFICATION

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


Date:    May 8, 2003                     /s/ Gerald R. Johnson, Jr.
                                         -----------------------------
                                         Gerald R. Johnson, Jr.
                                         Chairman and Chief Executive Officer

                                  CERTIFICATION

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

Date:    May 8, 2003            /s/ Charles E. Christmas
                                ----------------------------------------------
                                Charles E. Christmas.
                                Senior Vice President, Chief Financial Officer
                                and Treasurer

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

            11               Statement re Computation of Per Share Earnings

           99.1              Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley
                             Act of 2002.

           99.2              Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley
                             Act of 2002.