Form 10-Q
period 2003-06-30
MERCANTILE BANK CORP
filed 2003-08-08
CIK 1042729

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended June 30, 2003

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


At August 7, 2003, there were 5,422,773 shares of Common Stock outstanding.

                           MERCANTILE BANK CORPORATION

                                      INDEX


PART I.       Financial Information                                                                    Page No.
              ---------------------                                                                    --------
              Item 1.    Financial Statements

              Consolidated Balance Sheets -
                 June 30, 2003 (Unaudited) and December 31, 2002.....................................        3

              Consolidated Statements of Income and Comprehensive Income -
                 Three and Six Months Ended June 30, 2003 (Unaudited) and
                 June 30, 2002 (Unaudited)...........................................................        4

              Consolidated Statements of Changes in Shareholders' Equity -
                 Six Months Ended June 30, 2003 (Unaudited) and
                 June 30, 2002 (Unaudited)...........................................................        5

              Consolidated Statements of Cash Flows -
                 Three and Six Months Ended June 30, 2003 (Unaudited) and
                 June 30, 2002 (Unaudited)...........................................................        6

              Notes to Consolidated Financial Statements (Unaudited).................................        7

              Item 2.  Management's Discussion and Analysis of Financial
                 Condition and Results of Operations.................................................       16

              Item 3.  Quantitative and Qualitative Disclosures About Market Risk....................       24

              Item 4.  Controls and Procedures.......................................................       27

PART II.      Other Information

              Item 1.  Legal Proceedings.............................................................       28

              Item 2.  Changes in Securities and Use of Proceeds.....................................       28

              Item 3.  Defaults upon Senior Securities...............................................       28

              Item 4.  Submission of Matters to a Vote of Security Holders...........................       28

              Item 5.  Other Information.............................................................       28

              Item 6.  Exhibits and Reports on Form 8-K..............................................       29

              Signatures.............................................................................       30

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                           MERCANTILE BANK CORPORATION
                           CONSOLIDATED BALANCE SHEETS


                                                                                   June 30,          December 31,
                                                                                     2003                2002
                                                                                ---------------    ----------------
                                                                                 (Unaudited)
ASSETS
     Cash and due from banks                                                    $    34,202,000    $     23,404,000
     Short-term investments                                                             137,000             213,000
     Federal funds sold                                                               3,000,000           4,500,000
                                                                                ---------------    ----------------
         Total cash and cash equivalents                                             37,339,000          28,117,000
     Securities available for sale                                                   60,980,000          59,614,000
     Securities held to maturity (fair value of $43,435,000
       at June 30, 2003 and $37,985,000 at December 31, 2002)                        40,587,000          36,493,000
     Federal Home Loan Bank stock                                                     2,250,000             786,000
     Total loans and leases                                                         866,009,000         771,554,000
     Allowance for loan and lease losses                                            (12,158,000)        (10,890,000)
                                                                                ----------------   -----------------
              Total loans and leases, net                                           853,851,000         760,664,000
     Premises and equipment, net                                                     14,171,000          12,174,000
     Bank owned life insurance policies                                              15,581,000          14,876,000
     Accrued interest receivable                                                      3,461,000           3,336,000
     Other assets                                                                     6,554,000           5,795,000
                                                                                ---------------    ----------------
         Total assets                                                           $ 1,034,774,000    $    921,855,000
                                                                                ===============    ================

LIABILITIES AND SHAREHOLDERS' EQUITY
     Deposits
         Noninterest-bearing                                                    $    77,025,000    $     62,405,000
         Interest-bearing                                                           766,562,000         691,708,000
                                                                                ---------------    ----------------
              Total deposits                                                        843,587,000         754,113,000
     Securities sold under agreements to repurchase                                  39,690,000          50,335,000
     Federal Home Loan Bank advances                                                 45,000,000          15,000,000
     Other borrowed money                                                               922,000             576,000
     Accrued expenses and other liabilities                                           6,118,000           5,997,000
     Trust preferred securities                                                      16,000,000          16,000,000
                                                                                ---------------    ----------------
              Total liabilities                                                     951,317,000         842,021,000
Shareholders' equity
     Preferred stock, no par value; 1,000,000 shares
        authorized, none issued
     Common stock, no par value: 9,000,000 shares authorized;
        5,422,644 shares outstanding at June 30, 2003 and
        5,405,706 shares outstanding at December 31, 2002                            75,595,000          75,530,000
     Retained earnings                                                                7,157,000           3,250,000
     Accumulated other comprehensive income                                             705,000           1,054,000
                                                                                ---------------    ----------------
         Total shareholders' equity                                                  83,457,000          79,834,000
                                                                                ---------------    ----------------
              Total liabilities and shareholders' equity                        $ 1,034,774,000    $    921,855,000
                                                                                ===============    ================


          See accompanying notes to consolidated financial statements.

                           MERCANTILE BANK CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME
                            AND COMPREHENSIVE INCOME


                                              Three Months       Three Months       Six Months         Six Months
                                                  Ended              Ended             Ended              Ended
                                              June 30, 2003      June 30, 2002     June 30, 2003      June 30, 2002
                                              -------------      -------------     -------------      -------------
                                               (Unaudited)        (Unaudited)       (Unaudited)        (Unaudited)
Interest income
     Loans and leases, including fees       $    12,223,000    $   10,514,000     $   23,666,000    $    20,421,000
     Investment securities                        1,186,000         1,103,000          2,402,000          2,200,000
     Federal funds sold                              23,000            22,000             39,000             57,000
     Short-term investments                           1,000                 0              1,000              1,000
                                            ---------------    --------------     --------------    ---------------
         Total interest income                   13,433,000        11,639,000         26,108,000         22,679,000
Interest expense
     Deposits                                     5,165,000         5,281,000         10,401,000         10,690,000
     Short-term borrowings                          173,000           225,000            344,000            426,000
     Federal Home Loan Bank advances                183,000                 0            257,000                  0
     Long-term borrowings                           401,000           398,000            801,000            794,000
                                            ---------------    --------------     --------------    ---------------
         Total interest expense                   5,922,000         5,904,000         11,803,000         11,910,000
                                            ---------------    --------------     --------------    ---------------
NET INTEREST INCOME                               7,511,000         5,735,000         14,305,000         10,769,000
Provision for loan and lease losses                 845,000           682,000          1,470,000          1,142,000
                                            ---------------    --------------     --------------    ---------------
NET INTEREST INCOME AFTER PROVISION
   FOR LOAN AND LEASE LOSSES                      6,666,000         5,053,000         12,835,000          9,627,000
Noninterest income
     Services charges on accounts                   280,000           223,000            549,000            417,000
     Net gain on sales of securities                212,000                 0            212,000            149,000
     Other income                                   743,000           338,000          1,451,000            564,000
                                            ---------------    --------------     --------------    ---------------
         Total noninterest income                 1,235,000           561,000          2,212,000          1,130,000
Noninterest expense
     Salaries and benefits                        2,759,000         1,950,000          5,256,000          3,628,000
     Occupancy                                      345,000           266,000            679,000            531,000
     Furniture and equipment                        245,000           189,000            466,000            362,000
     Other expense                                1,012,000           776,000          1,989,000          1,525,000
                                            ---------------    --------------     --------------    ---------------
         Total noninterest expenses               4,361,000         3,181,000          8,390,000          6,046,000
                                            ---------------    --------------     --------------    ---------------
INCOME BEFORE FEDERAL INCOME
   TAX EXPENSE                                    3,540,000         2,433,000          6,657,000          4,711,000
Federal income tax expense                        1,000,000           717,000          1,884,000          1,391,000
                                            ---------------    --------------     --------------    ---------------
NET INCOME                                  $     2,540,000    $    1,716,000     $    4,773,000    $     3,320,000
                                            ===============    ==============     ==============    ===============
COMPREHENSIVE INCOME                        $     2,325,000    $    2,275,000     $    4,424,000    $     3,592,000
                                            ===============    ==============     ==============    ===============
Basic earnings per share                    $         0.47     $         0.32     $         0.88    $         0.61
                                            ==============     ==============     ==============    ==============
Diluted earnings per share                  $         0.46     $         0.31     $         0.86    $         0.60
                                            ==============     ==============     ==============    ==============

Average basic shares outstanding                  5,421,120         5,405,759          5,416,844          5,405,647
                                            ===============    ==============     ==============    ===============
Average diluted shares outstanding                5,545,892         5,510,003          5,540,705          5,503,754
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

                           MERCANTILE BANK CORPORATION
                           CONSOLIDATED STATEMENTS OF
                         CHANGES IN SHAREHOLDERS' EQUITY
                                   (Unaudited)


                                                                                    Accumulated
                                                                                       Other             Total
                                                  Common             Retained      Comprehensive     Shareholders'
                                                   Stock             Earnings         Income            Equity
                                             -----------------   ---------------    -----------    -----------------
BALANCE, JANUARY 1, 2002                     $     69,406,000    $     1,649,000    $   408,000    $     71,463,000
Comprehensive income:
     Net income for the period from
       January 1, 2002 through
       June 30, 2002                                                   3,320,000                          3,320,000
     Change in net unrealized gain
       (loss) on securities available for
       sale, net of reclassifications
       and tax effect                                                                   272,000             272,000
                                                                                                   ----------------
         Total comprehensive income                                                                       3,592,000
Stock option exercise, 578 shares                       6,000                                                 6,000
Issuance costs from December 2001
  common stock sale                                   (37,000)                                              (37,000)
                                             -----------------   ---------------    -----------    -----------------
BALANCE, JUNE 30, 2002                       $     69,375,000    $     4,969,000    $   680,000    $     75,024,000
                                             ================    ===============    ===========    ================
BALANCE, JANUARY 1, 2003                     $     75,530,000    $     3,250,000    $ 1,054,000    $     79,834,000
Comprehensive income:
     Net income for the period from
       January 1, 2003 through
       June 30, 2003                                                   4,773,000                          4,773,000
     Change in net unrealized gain
       (loss) on securities available for
       sale, net of reclassifications
       and tax effect                                                                  (349,000)           (349,000)
                                                                                                   -----------------
         Total comprehensive income                                                                       4,424,000
Common stock cash dividends, $0.16 per share                            (866,000)                          (866,000)
Cash dividend reinvestment plan, 567 shares            14,000                                                14,000
Employee stock purchase plan, 935 shares               24,000                                                24,000
Stock option exercises, 15,436 shares                  27,000                                                27,000
                                             ----------------    ---------------    -----------    ----------------
BALANCE, JUNE 30, 2003                       $     75,595,000    $     7,157,000    $   705,000    $     83,457,000
                                             ================    ===============    ===========    ================


          See accompanying notes to consolidated financial statements.

                           MERCANTILE BANK CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                       Three Months     Three Months     Six Months     Six Months
                                                           Ended            Ended           Ended          Ended
                                                       June 30, 2003    June 30, 2002   June 30, 2003  June 30, 2002
                                                       -------------    -------------   -------------  -------------
                                                        (Unaudited)      (Unaudited)     (Unaudited)    (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
     Net income                                       $   2,540,000     $  1,716,000    $  4,773,000    $  3,320,000
     Adjustments to reconcile net income
        to net cash from operating activities
         Depreciation and amortization                      516,000          308,000         967,000         609,000
         Provision for loan and lease losses                845,000          682,000       1,470,000       1,142,000
         Net gain on sales of securities                   (212,000)               0        (212,000)       (149,000)
         Net change in:
              Accrued interest receivable                   399,000          206,000        (125,000)       (154,000)
              Bank owned life insurance policies           (197,000)         (46,000)       (405,000)        (92,000)
              Other assets                               (1,217,000)      (1,302,000)       (701,000)       (994,000)
              Accrued expenses and other liabilities         35,000         (724,000)        121,000        (512,000)
                                                      -------------     -------------   ------------    -------------
                 Net cash used in operating activities    2,709,000          840,000       5,888,000       3,170,000
CASH FLOWS FROM INVESTING ACTIVITIES
     Loan and leases originations and payments, net     (53,615,000)     (46,606,000)    (94,657,000)    (80,688,000)
     Purchases of:
         Securities available for sale                  (16,380,000)      (7,094,000)    (25,129,000)    (18,971,000)
         Securities held to maturity                     (1,958,000)      (2,710,000)     (4,639,000)     (4,781,000)
         Federal Home Loan Bank stock                    (1,464,000)          (1,000)     (1,464,000)         (1,000)
     Proceeds from:
         Maturities, calls and repayments of
            available for sale securities                 8,253,000        2,944,000      14,827,000       7,904,000
         Maturities, calls and repayments of
            held to maturity securities                     534,000        1,005,000         534,000       1,005,000
         Sales of available for sale securities           8,336,000                0       8,336,000      10,572,000
     Purchases of premises and equipment, net            (1,997,000)      (1,185,000)     (2,548,000)     (1,812,000)
     Purchases of bank owned life insurance policies              0                0        (300,000)              0
                                                      -------------     ------------    -------------   ------------
              Net cash used in investing activities     (58,291,000)     (53,647,000)   (105,040,000)    (86,772,000)
CASH FLOWS FROM FINANCING ACTIVITIES
     Net increase in deposits                            42,490,000       48,672,000      89,474,000      75,571,000
     Issuance costs of prior period common stock sales            0          (22,000)              0         (37,000)
     Stock option exercises                                   7,000                0          27,000           6,000
     Employee stock purchase plan                            14,000                0          24,000               0
     Cash dividend reinvestment plan                         14,000                0          14,000               0
     Payment of cash dividends                             (433,000)               0        (866,000)              0
     Advances from Federal Home Loan Bank                30,000,000                0      30,000,000               0
     Net increase (decrease) in other borrowed money     (1,917,000)       1,357,000         346,000       1,524,000
     Net increase (decrease) in securities sold under
       agreements to repurchase                          (5,548,000)       2,363,000     (10,645,000)      3,151,000
                                                      --------------    ------------    -------------   ------------
         Net cash from financing activities              64,627,000       52,370,000     108,374,000      80,215,000
                                                      -------------     ------------    ------------    ------------
Net change in cash and cash equivalents                   9,045,000         (437,000)      9,222,000      (3,387,000)
Cash and cash equivalents at beginning of period         28,294,000       16,988,000      28,117,000      19,938,000
                                                      -------------     ------------    ------------    ------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD            $  37,339,000     $ 16,551,000    $ 37,339,000    $ 16,551,000
                                                      =============     ============    ============    ============
Supplemental disclosures of cash flow information
     Cash paid during the period for:
         Interest                                     $   6,294,000     $  6,913,000    $ 11,724,000    $ 12,375,000
         Federal income tax                               2,350,000        1,955,000       2,575,000       1,955,000


          See accompanying notes to consolidated financial statements.

                           MERCANTILE BANK CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


1.    SIGNIFICANT ACCOUNTING POLICIES

      Basis of Presentation: The unaudited financial statements for the three and six months ended June 30, 2003 include the consolidated results of operations of Mercantile Bank Corporation and its consolidated subsidiaries. These subsidiaries include Mercantile Bank of West Michigan ("our bank"), our bank's three wholly-owned subsidiaries, Mercantile Bank Mortgage Company ("our mortgage company"), Mercantile BIDCO, Inc. ("our BIDCO") and Mercantile Insurance Center, Inc. ("our insurance center"), and our subsidiary MBWM Capital Trust I ("the trust"). These consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and Item 303(b) of Regulation S-K and do not include all disclosures required by accounting principles generally accepted in the United States of America for a complete presentation of our financial condition and results of operations. In the opinion of management, the information reflects all adjustments (consisting only of normal recurring adjustments) which are necessary in order to make the financial statements not misleading and for a fair presentation of the results of operations for such periods. The results for the periods ended June 30, 2003 should not be considered as indicative of results for a full year. For further information, refer to the consolidated financial statements and footnotes included in our annual report on Form 10-K for the year ended December 31, 2002.

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

      A loan or lease is impaired when full payment under the loan or lease terms is not expected. Impairment is evaluated in aggregate for smaller-balance loans of similar nature such as residential mortgage, consumer and credit card loans, and on an individual loan basis for other loans. If a loan or lease is impaired, a portion of the allowance is allocated so that the loan or lease is reported, net, at the present value of estimated future cash flows using the loan's or lease's existing rate or at the fair value of collateral if repayment is expected solely from the collateral. Loans and leases are evaluated for impairment when payments are delayed, typically 90 days or more, or when the internal grading system indicates a doubtful classification.

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

                                   (Continued)

                           MERCANTILE BANK CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


1.    SIGNIFICANT ACCOUNTING POLICIES (Continued)

                                                        Quarter ended                    Six months ended
                                               June 30, 2003     June 30, 2002    June 30, 2003     June 30, 2002
                                               -------------     -------------    -------------     -------------
     Net income as reported                    $   2,540,000    $   1,716,000     $   4,773,000    $   3,320,000
     Deduct: Stock-based compensation
        expense determined under fair
        value based method                            81,000           63,000           163,000          126,000
                                                  ----------       ----------        ----------        ---------
     Pro forma net income                          2,459,000        1,653,000         4,610,000        3,194,000
                                                   =========        =========         =========        =========
     Basic earnings per share as reported      $       0.47     $        0.32     $        0.88    $        0.61
     Pro forma basic earnings per share                0.45              0.31              0.85             0.59
     Diluted earnings per share
        as reported                            $       0.46     $        0.31     $        0.86    $        0.60
     Pro forma diluted earnings per share              0.44              0.30              0.83             0.58

      The pro forma effects are computed using option pricing models, using the following weighted-average assumptions as of grant date.

                                                        Quarter ended                    Six months ended
                                               June 30, 2003     June 30, 2002    June 30, 2003     June 30, 2002
                                               -------------     -------------    -------------     -------------
     Risk-free interest rate                          3.25%             5.25%             3.25%              5.25%
     Expected option life                            7 Years          10 Years          7 Years           10 Years
     Expected stock price volatility                     20%              29%               20%                29%
     Dividend yield                                   1.30%                0%             1.30%                 0%

      Newly Issued But Not Yet Effective Accounting Standards: The Financial Accounting Standards Board ("FASB") recently issued two new accounting standards, Statement 149, Amendment of Statement 133 on Derivative and Hedging Activities, and Statement 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equities, both of which generally become effective in the quarter beginning July 1, 2003. Management determined that adopting Statement 149 will not materially effect the Company's operating results or financial condition because the Company does not currently have these instruments or engage in these activities. Management is evaluating the impact of Statement 150 on the Company's operating results and financial condition and has determined that adoption will not impact the classification of these instruments as the Company currently classifies its trust preferred securities as liabilities and not equity capital.

                                   (Continued)

                           MERCANTILE BANK CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

2.    LOANS AND LEASES

      Our total loans and leases at June 30, 2003 were $866.0 million compared to $771.6 million at December 31, 2002, an increase of $94.4 million, or 12.2%. The components of our outstanding balances at June 30, 2003 and December 31, 2002, and the percentage changes in loans and leases from the end of 2002 to the end of the second quarter 2003 are as follows:

                                                                                                          Percent
                                               June 30, 2003                 December 31, 2002           Increase/
                                             Balance          %              Balance          %         (Decrease)
                                             -------          -              -------          -         ----------
                                                              (dollars in thousands)
     Real Estate:
         Construction and land
           development                  $     116,535        13.5%      $     103,900        13.5%          12.2%
         Secured by 1-4 family
           properties                          72,166         8.3              60,828         7.9           18.6
         Secured by multi-family
           properties                          18,854         2.2              13,025         1.7           44.8
         Secured by nonresidential
           properties                         413,018        47.7             357,431        46.3           15.6
     Commercial                               239,431        27.6             230,662        29.9            3.8
     Leases                                       968         0.1                 850         0.1           13.9
     Consumer                                   5,037         0.6               4,858         0.6            3.7
                                        -------------     -------       -------------    --------       --------
         Total loans and leases       $       866,009       100.0%     $771,554          100.0%             12.2%
                                      ===============     =======      ========      =========          ========

3.    ALLOWANCE FOR LOAN AND LEASE LOSSES

      The following is a summary of the change in our allowance for loan and lease losses for the three and six months ended June 30:

                                                     Three months ended                    Six months ended
                                                 June 30,          June 30,           June 30,           June 30,
                                                   2003              2002               2003               2002
                                                   ----              ----               ----               ----
         Balance at beginning of
           period                              $  11,406,000    $   8,925,000       $  10,890,000    $    8,494,000
              Charge-offs                           (297,000)         (76,000)           (429,000)         (169,000)
              Recoveries                             204,000           31,000             227,000            95,000
              Provision for loan and
                lease losses                         845,000          682,000           1,470,000         1,142,000
                                               -------------    -------------       -------------    --------------
         Balance at June 30                    $  12,158,000    $   9,562,000       $  12,158,000    $    9,562,000
                                               =============    =============       =============    ==============


                                   (Continued)

                           MERCANTILE BANK CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


4.    PREMISES AND EQUIPMENT - NET

      Premises and equipment are comprised of the following:

                                                                                     June 30,         December 31,
                                                                                       2003               2002
                                                                                       ----               ----
         Land and improvements                                                    $    4,603,000    $     3,234,000
         Buildings and leasehold improvements                                          7,733,000          7,009,000
         Furniture and equipment                                                       4,782,000          4,327,000
                                                                                  --------------    ---------------
                                                                                      17,118,000         14,570,000
         Less accumulated depreciation                                                 2,947,000          2,396,000
                                                                                  --------------    ---------------
         Premises and equipment, net                                              $   14,171,000    $    12,174,000
                                                                                  ==============    ===============

      Depreciation expense amounted to $285,000 during the second quarter of 2003, compared to $219,000 in the second quarter of 2002. Depreciation expense amounted to $551,000 during the first six months of 2003, compared to $436,000 during the first six months of 2002.

5.    DEPOSITS

      Our total deposits at June 30, 2003 were $843.6 million compared to $754.1 million at December 31, 2002, an increase of $89.5 million, or 11.9%. The components of our outstanding balances at June 30, 2003 and December 31, 2002, and percentage change in deposits from the end of 2001 to the end of the second quarter 2003 are as follows:

                                                                                                          Percent
                                                  June 30, 2003                 December 31, 2002        Increase/
                                                Balance          %              Balance          %        (Decrease)
                                                -------          -              -------          -        ----------
                                                                        (dollars in thousands)
     Noninterest-bearing demand            $      77,025        9.1%     $        62,405        8.3%        23.4%
     Interest-bearing checking                    26,939        3.2               28,130        3.7         (4.2)
     Money market                                  8,626        1.0                8,592        1.1          0.4
     Savings                                      74,345        8.8               69,461        9.2          7.0
     Time, under $100,000                          8,006        1.0                7,002        0.9         14.3
     Time, $100,000 and over                      90,305       10.7               66,005        8.8         36.8
                                           -------------     ------      ---------------     ------       ------
                                                 285,246       33.8              241,595       32.0         18.1
     Out-of-area time,
        under $100,000                            97,211       11.5               85,557       11.4         13.6
     Out-of-area time,
        $100,000 and over                        461,130       54.7              426,961       56.6          8.0
                                           -------------     ------      ---------------     ------       ------
                                                 558,341       66.2              512,518       68.0          8.9
                                           -------------     ------      ---------------     ------       ------
         Total deposits                     $    843,587      100.0%      $      754,113      100.0%        11.9%
                                            ============     ======       ==============     ======        =====


                                   (Continued)

                           MERCANTILE BANK CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


6.    SHORT-TERM BORROWINGS

      Information relating to our securities sold under agreements to repurchase follows:

                                                                            June 30,           December 31,
                                                                              2003                 2002
                                                                              ----                 ----
         Outstanding balance at end of period                            $  39,690,000         $  50,335,000
         Average interest rate at end of period                                   1.36%                1.54%
         Average balance during the period                               $  43,493,000         $  43,468,000
         Average interest rate during the period                                  1.52%                 2.03%
         Maximum month end balance during the period                     $  45,238,000         $  52,000,000

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

7.    FEDERAL HOME LOAN BANK ADVANCES

      Our outstanding balances at June 30, 2003 and December 31, 2002 were as follows.

                                                                            June 30,           December 31,
                                                                              2003                 2002
                                                                              ----                 ----
         Maturities September 2003 through April 4, 2005,
            fixed rates from 1.53% to 2.39%, averaging 1.76%             $  45,000,000                    0
         Maturities September 2003 through December 2004,
            fixed rates from 1.69% to 2.39%, averaging 1.97%                         0        $  15,000,000
                                                                         -------------        -------------
                  Total Federal Home Loan Bank advances                  $  45,000,000        $  15,000,000
                                                                         =============        =============

      Each advance is payable at its maturity date, and is subject to a prepayment fee if paid prior to the maturity date. The advances are collateralized by residential mortgage loans, first mortgage liens on multi-family residential property loans and first mortgage liens on commercial real estate property loans under a blanket lien arrangement. Our borrowing line of credit as of June 30, 2003 totaled approximately $130.0 million, with availability approximating about $85.0 million.


                                   (Continued)

                           MERCANTILE BANK CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)



7.    FEDERAL HOME LOAN BANK ADVANCES (Continued)

      Maturities of FHLB advances currently outstanding during the next five years are:

                   2003                     $   20,000,000
                   2004                         20,000,000
                   2005                          5,000,000
                   2006                                  0
                   2007                                  0


8.    COMMITMENTS AND OFF-BALANCE-SHEET RISK

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

      A summary of the notional or contractual amounts of our financial instruments with off-balance-sheet risk at June 30, 2002 and December 31, 2001 follows:

                                                                                     June 30,         December 31,
                                                                                       2003               2002
                                                                                       ----               ----
         Commercial unused lines of credit                                        $  144,789,000    $   131,161,000
         Unused lines of credit secured by 1-4 family
           residential properties                                                     15,944,000         12,381,000
         Credit card unused lines of credit                                            7,926,000          5,824,000
         Other consumer unused lines of credit                                         4,876,000          4,415,000
         Commitments to make loans                                                    97,773,000         24,267,000
         Standby letters of credit                                                    44,154,000         39,338,000
                                                                                  --------------    ---------------
                Total loan and leases commitments                                 $  315,462,000    $   217,386,000
                                                                                  ==============    ===============


                                   (Continued)

                           MERCANTILE BANK CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)



9.    REGULATORY MATTERS

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

      The prompt corrective action regulations provide five classifications, including well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized, although these terms are not used to represent overall financial condition. If not well capitalized, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions are limited, as is asset growth and expansion, and plans for capital restoration are required.


                                   (Continued)

                           MERCANTILE BANK CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)



9.    REGULATORY MATTERS (Continued)

      Our actual capital levels and minimum required levels were (dollars in thousands):

                                                                                             Minimum Required
                                                                                                to be Well
                                                                   Minimum Required          Capitalized Under
                                                                      for Capital            Prompt Corrective
                                               Actual              Adequacy Purposes        Action Regulations
                                               ------              -----------------        ------------------
                                        Amount      Ratio          Amount      Ratio         Amount      Ratio
                                        ------      -----          ------      -----         ------      -----
     June 30, 2003
       Total capital (to risk
         weighted assets)
          Consolidated              $     110,909   11.4%     $      77,981     8.0%    $      97,476    10.0%
          Bank                            107,940   11.1             77,796     8.0            97,245    10.0
       Tier 1 capital (to risk
         weighted assets)
          Consolidated                     98,751   10.1             38,991     4.0            58,486     6.0
          Bank                             95,784    9.9             38,898     4.0            58,347     6.0
       Tier 1 capital (to
         average assets)
          Consolidated                     98,751    9.9             40,084     4.0            50,105     5.0
          Bank                             95,784    9.6             40,027     4.0            50,033     5.0

     December 31, 2002
       Total capital (to risk
         weighted assets)
          Consolidated              $     105,671   12.1%     $      69,862     8.0%    $      87,328    10.0%
          Bank                            102,810   11.8             69,728     8.0            87,160    10.0
       Tier 1 capital (to risk
         weighted assets)
          Consolidated                     94,781   10.9             34,931     4.0            52,397     6.0
          Bank                             91,920   10.6             34,864     4.0            52,296     6.0
       Tier 1 capital (to
         average assets)
          Consolidated                     94,781   10.7             35,355     4.0            44,193     5.0
          Bank                             91,920   10.4             35,313     4.0            44,142     5.0

      Both the Company and our bank were categorized as well capitalized at June 30, 2003 and year-end 2002.


                                   (Continued)

                           MERCANTILE BANK CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)




9.    REGULATORY MATTERS (Continued)

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

      Our capital levels as of June 30, 2003 include an adjustment for the 1.6 million trust preferred securities issued by the trust subject to certain limitations. Federal Reserve guidelines limit the amount of trust preferred securities which can be included in our Tier 1 capital to 25% of total Tier 1 capital. As of June 30, 2003, the entire $16.0 million of the trust preferred securities were included as Tier 1 capital.

      Our and our bank's ability to pay cash and stock dividends is subject to limitations under various laws and regulations and to prudent and sound banking practices. We declared a 5% stock dividend on January 6, 2003, that was paid on February 3, 2003, to record holders as of January 17, 2003. We have also paid two cash dividends on our common stock during 2003. On January 6, 2003, we declared a $0.08 per share cash dividend payable on March 10, 2003, to record holders as of February 10, 2003, and on April 8, 2003, we declared a $0.08 per share cash dividend payable on June 10, 2003, to record holders as of May 12, 2003. On July 8, 2003, we declared a $0.08 per share cash dividend payable on September 10, 2003, to record holders as of August 11, 2003.

10.   BENEFIT PLANS

      We sponsor an employee stock purchase plan which allows employees to defer after-tax payroll dollars and purchase our common stock on a quarterly basis. We have registered 25,000 shares of common stock to be issued and purchased under the plan, although the plan does allow for shares to be purchased directly from us or on the open market. During the six months ended June 30, 2003, we issued the first 935 shares under the plan.

                          MERCANTILE BANK CORPORATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

FORWARD LOOKING STATEMENTS

This report contains forward-looking statements that are based on management's beliefs, assumptions, current expectations, estimates and projections about the financial services industry, the economy, and about our company. Words such as "anticipates", "believes", "estimates", "expects", "forecasts", "intends", "is likely", "plans", "projects", variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions ("Future Factors") that are difficult to predict with regard to timing, extent, likelihood and degree of occurrence. Therefore, actual results and outcomes may materially differ from what may be expressed or forecasted in such forward-looking statements. We undertake no obligation to update, amend, or clarify forward looking-statements, whether as a result of new information, future events (whether anticipated or unanticipated), or otherwise.

Future Factors include, among others, changes in interest rates and interest rate relationships; demand for products and services; the degree of competition by traditional and non-traditional competitors; changes in banking regulation; changes in tax laws; changes in prices, levies, and assessments; the impact of technological advances; governmental and regulatory policy changes; the outcomes of contingencies; trends in customer behavior as well as their ability to repay loans; and changes in the national and local economy. These are representative of the Future Factors that could cause a difference between an ultimate actual outcome and a forward-looking statement.

INTRODUCTION
The following discussion compares the financial condition of Mercantile Bank Corporation and its consolidated subsidiaries, Mercantile Bank of West Michigan ("our bank"), our bank's three wholly-owned subsidiaries, Mercantile Bank Mortgage Company ("our mortgage company"), Mercantile BIDCO, Inc. ("our BIDCO") and Mercantile Insurance Center, Inc. ("our insurance center"), and our subsidiary MBWM Capital Trust I ("the trust"), at June 30, 2003 to December 31, 2002 and the results of operations for the three and six months ended June 30, 2003 and June 30, 2002. This discussion should be read in conjunction with the interim consolidated financial statements and footnotes included herein. Unless the text clearly suggests otherwise, references in this report to "us," "we," "our," or "the company" include Mercantile Bank Corporation and its consolidated subsidiaries referred to above.

During the second quarter of 2003, we were engaged in preliminary discussions with a few unaffiliated financial institutions to explore the possibility of an acquisition by us. To date the discussions have been exploratory in nature and no likely acquisition candidate has been identified. We expect that such discussions may occur from time-to-time with these or other financial institutions in future periods.

                          MERCANTILE BANK CORPORATION

CRITICAL ACCOUNTING POLICIES
Generally accepted accounting principles are complex and require management to apply significant judgment to various accounting, reporting and disclosure matters. Management must use assumptions and estimates to apply these principles where actual measurements are not possible or practical. The Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our unaudited financial statements included herein. For a complete discussion of our significant accounting policies, see footnotes to our Consolidated Financial Statements included on pages F-28 through F-32 in our Form 10-K for the fiscal year ended December 31, 2002 (Commission file number 000-26719). Below is a discussion of our Allowance for Loan and Lease Losses policy. This policy is critical because it is highly dependent upon subjective or complex judgments, assumptions and estimates. Changes in such estimates may have a significant impact on the financial statements, and actual results may differ from those estimates. Management has reviewed the application of this policy with the Audit Committee of the Company's Board of Directors.

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

A loan or lease is impaired when full payment under the loan or lease terms is not expected. Impairment is evaluated in aggregate for smaller-balance loans of similar nature such as residential mortgage, consumer and credit card loans, and on an individual loan basis for other loans. If a loan or lease is impaired, a portion of the allowance is allocated so that the loan or lease is reported, net, at the present value of estimated future cash flows using the loan's or lease's existing rate or at the fair value of collateral if repayment is expected solely from the collateral. Loans and leases are evaluated for impairment when payments are delayed, typically 90 days or more, or when the internal grading system indicates a doubtful classification.

FINANCIAL CONDITION
During the first six months of 2003, our assets increased from $921.9 million on December 31, 2002, to $1,034.8 million on June 30, 2003. This represents a total increase in assets of $112.9 million, or 12.2%. The asset growth was comprised primarily of a $93.2 million increase in net loans, an increase of $9.2 million in cash and cash equivalents and a $6.9 million increase in securities. The increase in assets was primarily funded by an $89.5 million growth in deposits and an increase of $30.0 million in Federal Home Loan Bank advances.

Commercial loans and leases increased by $82.9 million, or 11.7%, during the first six months of 2003, and at June 30, 2003 totaled $788.8 million, or 91.1% of the total loan and lease portfolio. The continued significant concentration of the loan and lease portfolio in commercial loans and leases and the rapid growth of this portion of our lending business is consistent with our stated strategy of focusing a substantial amount of efforts on "wholesale" banking. Corporate and business lending continues to be an area of expertise of our senior management team, and our 13 commercial lenders have an average commercial lending experience of approximately 15 years. Of each of the loan categories that we originate, we originate and manage commercial loans and leases most efficiently; thus reducing overhead costs by necessitating the attention of fewer employees. Our commercial lending business generates the greatest amount of local deposits, and is virtually our only source of significant demand deposits.

                          MERCANTILE BANK CORPORATION

Residential mortgage loans increased by $11.3 million and consumer loans increased by $0.2 million during the first six months of 2003. As of June 30, 2003, residential mortgage and consumer loans totaled a combined $77.2 million, or 8.9% of the total loan and lease portfolio. Although we plan to increase our non-commercial loan portfolios in future periods, given our wholesale banking strategy, we expect the commercial sector of our lending efforts and resultant assets to remain the dominant loan portfolio category.

Management believes the quality of our loan portfolio remains strong. Net loan charge-offs during the first six months of 2003 totaled $202,000, or 0.05% of average total loans on an annualized basis. Past due loans and nonaccrual loans at June 30, 2003 totaled $495,000, or 0.06% of period-ending total loans and leases. We believe we have instilled a strong credit culture within our lending departments as it pertains to the underwriting and administration processes, which in part is reflected in our loan charge-off and delinquency ratios. Over 98% of the loan portfolio consists of loans extended directly to companies and individuals doing business and residing within our market area. The remaining portion is comprised of commercial loans participated with certain unaffiliated commercial banks outside of the immediate area, which we underwrite using the same loan underwriting criteria as though our bank was the originating bank.

Securities increased $6.9 million, or 7.1%, during the first six months of 2003. Purchases during the first six months of 2003 totaled $31.2 million. Proceeds from the sales of securities totaled $8.3 million, while proceeds from the maturities, calls and principal repayments of securities totaled $15.4 million. Our securities portfolio consists of U.S. Government Agency bonds, mortgage-backed securities issued or guaranteed by U.S. Governments Agencies, investment-grade tax-exempt municipal securities and Federal Home Loan Bank stock.

The total balance of cash and cash equivalents increased $9.2 million, or 32.8%, during the first six months of 2003. Cash and due from bank balances were up $10.8 million, while federal funds sold decreased $1.5 million. The increase in cash and due from bank balances is primarily due to a relatively large outgoing cash letter (deposits made by our depositors consisting of checks drawn on other financial institutions) on June 30, 2003. The outgoing cash letter on June 30, 2003 equaled $27.6 million, compared to the $13.2 million outgoing cash letter on December 31, 2002 and the $12.6 million average daily outgoing cash letter during the first six months of 2003.

On April 30, 2003, our bank purchased an existing building situated on 2.75 acres of land located about two miles north of the center of downtown Grand Rapids for approximately $1.3 million. Subject to regulatory approvals, we plan to demolish the existing building and design and construct a four-story facility on this property. This facility will serve as the new location for our current downtown facility, which includes a vast majority of our commercial lending function, and will house the administration and loan operations functions currently housed at other of our locations. Expected completion date of the new facility is during the first six months of 2005.

Deposits increased $89.5 million during the first six months of 2003, totaling $843.6 million at June 30, 2003. Local deposits increased $43.6 million, or 18.1%, while out-of-area deposits increased $45.8 million, or 8.9%. As a percent of total deposits, local deposits increased from 32.0% on December 31, 2002, to 33.8% on June 30, 2003. Noninterest-bearing demand deposits, comprising 9.1% of total deposits, increased $14.6 million during the first six months of 2003. Savings deposits (8.8% of total deposits) increased $4.8 million, interest-bearing checking deposits (3.2% of total deposits) decreased $1.2 million and money market deposit accounts (1.0% of total deposits) was relatively unchanged during the first six months of 2003. Local certificates of deposit, comprising 11.7% of total deposits, increased by $25.3 million during the first six months of 2003.

                          MERCANTILE BANK CORPORATION

Out-of-area deposits increased $45.8 million during the first six months of 2003, totaling $558.3 million, or 66.2% of total deposits, as of June 30, 2003. Out-of-area deposits consist primarily of certificates of deposit obtained from depositors located outside our market area and placed by deposit brokers for a fee, but also include certificates of deposit obtained from the deposit owners directly. Out-of-area deposits are utilized to support our asset growth, and are generally a lower cost source of funds when compared to the deposit interest rates that would have to be offered in the local market to generate a sufficient level of funds. During the first six months of 2003 rates paid on new out-of-area certificates of deposit were generally lower than rates paid on new certificates of deposit issued to local customers. In addition, the overhead costs associated with the out-of-area deposits are considerably less than the overhead costs that would be incurred to administer a similar level of local deposits. Although local deposits have and are expected to increase as new business, governmental and consumer deposit relationships are established and as existing customers increase their deposit accounts, our relatively high reliance on out-of-area deposits will likely continue.

Securities sold under agreements to repurchase ("repurchase agreements") decreased by $10.6 million during the first six months of 2003, totaling $39.7 million as of June 30, 2003. As part of our sweep account program, collected funds from certain business noninterest-bearing checking accounts are invested into over-night interest-bearing repurchase agreements. Although not considered a deposit account and therefore not afforded federal deposit insurance, the repurchase agreements have characteristics very similar to that of our business checking deposit accounts.

Federal Home Loan Bank ("FHLB") advances increased by $30.0 million during the first six months of 2003, totaling $45.0 million as of June 30, 2003. The advances are collateralized by residential mortgage loans, first mortgage liens on multi-family residential property loans and first mortgage liens on commercial real estate property loans under a blanket lien arrangement. Our borrowing line of credit with the FHLB as of June 30, 2003 totaled up to an aggregate of approximately $130.0 million, with availability of approximately $85.0 million. FHLB advances, along with out-of-area deposits, are the primary components of our wholesale funding program.

LIQUIDITY
Liquidity is measured by our ability to raise funds through deposits, borrowed funds, capital or cash flow from the repayment of loans and securities. These funds are used to meet deposit withdrawals, maintain reserve requirements, fund loans and support our operations. Liquidity is primarily achieved through the growth of deposits (both local and out-of-area) and advances from the Federal Home Loan Bank of Indianapolis, as well as liquid assets such as securities available for sale, matured securities, and federal funds sold. Asset and liability management is the process of managing our balance sheet to achieve a mix of earning assets and liabilities that maximizes profitability, while providing adequate liquidity.

Our liquidity strategy is to fund loan growth with deposits and repurchase agreements and to maintain an adequate level of short- and medium-term investments to meet typical daily loan and deposit activity. Although deposit and repurchase agreement growth from depositors located in our market area has consistently increased, this growth has not been sufficient to meet our substantial loan growth and provide monies for additional investing activities. To assist in providing the additional needed funds, we have regularly obtained monies from wholesale fundings sources. Wholesale funds, comprised of certificates of deposit from customers outside of our market area, and since the fourth quarter of 2002, advances from the Federal Home Loan Bank of Indianapolis, totaled $603.3 million, or 64.9% of combined deposits and borrowed funds as of June 30, 2003. As of December 31, 2002, wholesale funds totaled $527.5 million, or 64.3% of combined deposits and borrowed funds. Reliance on wholesale funds is expected to continue due to our anticipated future asset growth.

                          MERCANTILE BANK CORPORATION

Our bank has the ability to borrow money on a daily basis through correspondent banks via established federal funds purchased lines; however, we view these funds as only a secondary and temporary source of funds and our bank was generally in a federal funds sold position during the first six months of 2003. The average balance of federal funds purchased during the first six months of 2003 equaled $2.1 million, compared to a $6.6 million average balance of federal funds sold position.

As a member of the FHLB of Indianapolis, our bank has access to the FHLB of Indianapolis' borrowing programs. At June 30, 2003, advances from the FHLBI of Indianapolis totaled $45.0 million, up from the $15.0 million outstanding at December 31, 2002. Based on available collateral at June 30, 2003, our bank could borrow up to an aggregate of approximately $130.0 million.

In addition to typical loan funding and deposit flow, we must maintain liquidity to meet the demands of certain unfunded loan commitments and standby letters of credit. As of June 30, 2003, our bank had a total of $271.3 million in unfunded loan commitments and $44.2 million in unfunded standby letters of credit. Of the total unfunded loan commitments, $173.5 million were commitments available as lines of credit to be drawn at any time as customers' cash needs vary, and $97.8 million were for loan commitments expected to close and become funded within the next three to six months. We monitor fluctuations in loan balances and commitment levels, and include such data in managing our overall liquidity.

CAPITAL RESOURCES
Shareholders' equity is a noninterest-bearing source of funds that provides support for asset growth. Shareholders' equity increased by $3.7 million during the first six months of 2003, from $79.8 million on December 31, 2002, to $83.5 million at June 30, 2003. The increase is primarily attributable to net income of $4.8 million recorded during the first six months of 2003. Shareholders' equity was negatively impacted during the first six months of 2003 by the payment of cash dividends totaling $0.9 million and a $0.3 million mark-to-market adjustment for available for sale securities as defined in SFAS No. 115.

In September 1999 we, through the trust, issued 1.6 million shares of trust preferred securities at $10.00 per trust preferred security. Substantially all of the net proceeds were contributed to our bank as capital and were used to support growth in assets, fund investments in loans and securities, and for general corporate purposes. Although not part of shareholder's equity, subject to certain limitations the trust preferred securities are considered a component of capital for purposes of calculating regulatory capital ratios. At June 30, 2003, the entire $16.0 million of trust preferred securities were included as Tier 1 capital.

We are subject to regulatory capital requirements primarily administered by federal bank regulatory agencies. Failure to meet the various capital requirements can initiate regulatory action that could have a direct material effect on the financial statements. Since our bank commenced operations, both the company and our bank have been categorized as "Well Capitalized," the highest classification contained within the banking regulations. The capital ratios of the company and our bank as of June 30, 2003 and December 31, 2002 are disclosed under Note 9 of the Notes to Consolidated Financial Statements.

                          MERCANTILE BANK CORPORATION

Our and our bank's ability to pay cash and stock dividends is subject to limitations under various laws and regulations and to prudent and sound banking practices. We declared a 5% stock dividend on January 6, 2003, that was paid on February 3, 2003, to record holders as of January 17, 2003. We have also paid two cash dividends on our common stock during 2003. On January 6, 2003, we declared a $0.08 per share cash dividend payable on March 10, 2003, to record holders as of February 10, 2003, and on April 8, 2003 we declared a $0.08 per share cash dividend payable on June 10, 2003, to record holders as of May 12, 2003. On July 8, 2003, we declared a $0.08 per share cash dividend payable on September 10, 2003, to record holders as of August 11, 2003.

RESULTS OF OPERATIONS
Net income for the second quarter of 2003 was $2.5 million ($0.47 per basic share and $0.46 per diluted share), which represents a 48.0% increase over net income of $1.7 million ($0.32 per basic share and $0.31 per diluted share) recorded during the second quarter of 2002. Net income for the first six months of 2003 was $4.8 million ($0.88 per basic share and $0.86 per diluted share), which represents a 43.8% increase over net income of $3.3 million ($0.61 per basic share and $0.60 per diluted share) recorded during the first six months of 2002. The improvement in net income during both time periods is primarily due to an increase in net interest income resulting from growth in earning assets and an improved net interest margin, and an increase in noninterest income.

Interest income during the second quarter of 2003 was $13.4 million, an increase of 15.4% over the $11.6 million earned during the second quarter of 2002. Interest income during the first six months of 2003 was $26.1 million, an increase of 15.1% over the $22.7 million earned during the first six months of 2002. The growth in interest income during both time periods is primarily attributable to an increase in earning assets, which more than offset the negative impact of a declining interest rate environment. During the second quarter of 2003 earning assets averaged $953.9 million, $221.8 million higher than the average earning assets of $732.1 million during the second quarter of 2002. Average loans were up $195.6 million and securities increased $23.4 million. During the first six months of 2003, earning assets averaged $923.4 million, $211.1 million higher than the average earning assets of $712.3 million during the same time period in 2002. Average loans were up $187.9 million and securities increased $23.3 million. During the second quarter of 2003 and 2002, earning assets had a weighted average yield (tax equivalent-adjusted basis) of 5.73% and 6.46%, respectively. During the first six months of 2003 and 2002 earning assets had a weighted average yield of 5.86% and 6.59%, respectively. The decrease in weighted average yields is primarily due to the continued decline in market interest rates, resulting in many interest rate indices currently near historic lows.

Interest expense during the second quarter of 2003 was $5.9 million, virtually unchanged from the amount expensed during the second quarter of 2002. Interest expense during the first six months of 2003 was $11.8 million, a decrease of 0.9% from the $11.9 million expensed during the first six months of 2002. The relatively stable level of interest expense is primarily attributable to the overall decline of market interest rates, which offset the increase in funding liabilities necessitated by the growth in assets. During the second quarter of 2003, interest-bearing liabilities averaged $854.8 million, $214.1 million higher than average interest-bearing liabilities of $640.7 million during the second quarter of 2002. Interest-bearing deposits were up $168.2 million and Federal Home Loan Bank advances increased $40.6 million. During the first six months of 2003, interest-bearing liabilities averaged $826.0 million, $203.5 million higher than average interest-bearing liabilities of $622.5 million during the same time period in 2002. Interest-bearing deposits were up $168.5 million and Federal Home Loan Bank advances increased $27.9 million. During the second quarter of 2003 and 2002, interest-bearing liabilities had a weighted average rate of 2.78% and 3.70%, respectively. During the first six months of 2003 and 2002, interest-bearing liabilities had a weighted average rate of 2.88% and 3.86%, respectively. The decrease in the weighted average cost of interest-bearing liabilities in 2003 is primarily due to the decline in market interest rates.

                          MERCANTILE BANK CORPORATION

Net interest income during the second quarter of 2003 was $7.5 million, an increase of 31.0% over the $5.7 million earned during the second quarter of 2002. Net interest income during the first six months of 2003 was $14.3 million, an increase of 32.8% over the $10.8 million earned during the same time period in 2002. The increase in net interest income is due to the growth in earning assets and an improved net interest margin. The net interest margin improved from 3.22% during the second quarter of 2002 to 3.24% in the second quarter of 2003, and increased from 3.13% during the first six months of 2002 to 3.21% in the first six months of 2003. The improved net interest margin is primarily the result of the overall positive impact of the declining and low interest rate environment.

The following table sets forth certain information relating to our consolidated average interest earning assets and interest-bearing liabilities and reflects the average yield on assets and average cost of liabilities for the second quarter of 2003 and 2002. Such yields and costs are derived by dividing income or expense by the average daily balance of assets or liabilities, respectively, for the period presented. Tax-exempt securities interest income and yield have been computed on a tax equivalent basis using a marginal tax rate of 34%. Securities interest income was increased by $193,000 and $148,000 in the second quarter of 2003 and 2002, respectively, for this adjustment.

                                                          Quarters ended June 30,
                                                          -----------------------
                               ---------------- 2003 --------------        ---------------- 2002 --------------
                                                ----                                        ----
                                Average                    Average         Average                     Average
                                Balance       Interest      Rate           Balance        Interest      Rate
                               ---------      ---------   ---------        ---------      ---------   ---------
                                                          (dollars in thousands)
ASSETS

   Loans and leases            $ 842,370      $  12,223        5.82%       $ 646,844      $  10,514        6.52%
   Securities                    103,480          1,379        5.36           80,097          1,251        6.25
   Federal funds sold              7,796             23        1.20            4,957             22        1.69
   Short term investments            205              1        0.75              182              0        1.25
                              ----------      ---------                    ---------      ---------
     Total interest-earning
       assets                    953,851         13,626        5.73          732,080         11,787        6.46

   Allowance for loan losses     (11,845)                                     (9,305)
   Other assets                   60,081                                      38,634
                              ----------                                   ---------
     Total assets             $1,002,087                                   $ 761,409
                              ==========                                   =========


LIABILITIES AND
  SHAREHOLDERS' EQUITY

   Interest-bearing deposits   $ 751,592      $   5,165        2.76%       $ 583,415      $   5,281        3.63%
   Short-term borrowings          45,774            173        1.52           40,886            225        2.21
   FHLB advances                  40,604            183        1.78                0              0         NA
   Long-term borrowings           16,870            401        9.51           16,428            398        9.72
                               ---------      ---------   ---------        ---------      ---------
     Total interest-bearing

       liabilities               854,840          5,922        2.78          640,729          5,904        3.70

   Noninterest-bearing

     deposits                     58,394                                      40,588
   Other liabilities               6,443                                       6,266
   Shareholders' equity           82,410                                      73,826
                              ----------                                   ---------
     Total liabilities and
       shareholders' equity   $1,002,087                                   $ 761,409
                              ==========      ---------                    =========     ----------

   Net interest income                        $   7,704                                   $   5,883
                                              ---------                                   ---------
   Net interest rate spread                                    2.95%                                       2.76%
                                                          =========                                   =========
   Net interest rate spread
     on average assets                                         3.08%                                       3.10%
                                                          =========                                   =========
   Net interest margin on
     earning assets                                            3.24%                                       3.22%
                                                          =========                                   =========


                          MERCANTILE BANK CORPORATION

Provisions to the allowance for loan and lease losses during the second quarter of 2003 were $845,000, compared to the $682,000 that was expensed during the first quarter of 2002. Provisions to the allowance for loan and lease losses during the first six months of 2003 were $1.5 million, compared to the $1.1 million that was expensed during the same time period in 2002. The increase during both time periods primarily reflects the higher volume of loan growth, and to a lesser degree the higher level of net loan charge-offs. Net loan charge-offs during the second quarter of 2003 were $93,000, compared to net loan charge-offs of $45,000 during the second quarter of 2002. During the first six months of 2003 net loan charge-offs totaled $202,000, compared to net loan charge-offs of $74,000 during the same time period in 2002. The allowance for loan and lease losses as a percentage of total loans outstanding as of June 30, 2003 was 1.40%, compared to 1.43% at June 30, 2002.

In each accounting period, the allowance for loan and lease losses is adjusted to the amount believed necessary to maintain the allowance for loan and lease losses at adequate levels. Through the loan review and credit departments, we attempt to allocate specific portions of the allowance for loan and lease losses based on specifically identifiable problem loans and leases. The evaluation of the allowance for loan and lease losses is further based on, although not limited to, consideration of the internally prepared Loan Loss Reserve Analysis ("Reserve Analysis"), composition of the loan and lease portfolio, third party analysis of the loan administration processes and loan portfolio and general economic conditions. In addition, the rapid growth of the loan and lease portfolio since inception is taken into account.

The Reserve Analysis, used since the inception of our bank and completed monthly, applies reserve allocation factors to outstanding loan balances to calculate an overall allowance dollar amount. For commercial loans and leases, which continue to comprise a vast majority of our loan and lease portfolio, reserve allocation factors are based upon the loan ratings as determined by our comprehensive loan rating paradigm that is administered by our loan review function. For retail loans, reserve allocation factors are based upon the type of credit. All reserve allocation factors are based on the experience of senior management making similar loans in the same community over the past 15 years. The Reserve Analysis is reviewed regularly by senior management and the Board of Directors and is adjusted periodically based upon identifiable trends and experience.

Noninterest income during the second quarter of 2003 was $1.2 million, an increase of 120.1% over the $561,000 earned during the second quarter of 2002. Noninterest income during the first six months of 2003 was $2.2 million, an increase of 95.8% over the $1.1 million earned during the same time period in 2002. Service charge income on deposits and repurchase agreements increased $57,000 (25.6%) during the second quarter of 2003 over that earned in the second quarter of 2002, and during the first six months of 2003 increased $132,000 (31.7%) over that earned in the comparable time period in 2002. The increases during both time periods primarily results from new accounts opened during the last 12 months, decline in the earnings credit rate and adjustments in our deposit account fee structure. Primarily reflecting the low and declining interest rate environment and resulting increase in residential mortgage loan refinancings, fees earned on referring residential mortgage loan applicants to various third parties increased from $75,000 earned during the second quarter of 2002 to $295,000 recorded during the second quarter of 2003, and increased from $171,000 earned during the first six months of 2002 to $576,000 recorded during the first six months of 2003. Noninterest income related to an increase in the cash surrender value of bank owned life insurance policies ("BOLI") totaled $196,000 during the second quarter of 2003 compared to $47,000 earned during the second quarter of 2002, and totaled $405,000 during the first six months of 2003 compared to $92,000 earned during the first six months of 2002. The growth in income related to BOLI primarily results from additional BOLI policies purchased subsequent to the end of the second quarter of 2002.

                          MERCANTILE BANK CORPORATION

Gains recognized on the sales of securities totaled $212,000 during the second quarter of 2003, resulting from the sale of 15 mortgage-backed securities with an aggregate book value of $8.3 million. The sales were transacted as part of our interest rate risk management program. The sales proceeds were used to purchase mortgage-backed securities with different underlying interest rate risk characteristics than those contained in the securities that were sold.

Noninterest expense during the second quarter of 2003 was $4.4 million, an increase of 37.1% over the $3.2 million expensed during the second quarter of 2002. Noninterest expense during the first six months of 2003 was $8.4 million, an increase of 38.8% over the $6.0 million expensed during the same time period in 2002. Employee salary and benefit expenses were $0.8 million higher during the second quarter of 2003 than the level expensed during the second quarter of 2002, and were $1.7 million higher during the first six months of 2003 than the level expensed during the first six months of 2002. The increases during both time periods primarily resulted from the hiring of additional staff and merit annual pay increases. The level of full-time equivalent employees increased from 106 at June 30, 2002 to 147 as of June 30, 2003. Occupancy and furniture and equipment costs increased $135,000 in the second quarter of 2003 over the level expensed in the second quarter of 2002, and increased $252,000 during the first six months of 2003 over the level expensed during the first six months of 2002 primarily reflecting the opening of two new branch facilities. General overhead costs also increased, reflecting the additional expenses required to administer our significantly increased asset base.

Monitoring and controlling noninterest costs, while at the same time providing high quality service to customers, is a key component to our business strategy. While the dollar volume of noninterest costs has increased, the rate of growth has been lower than the rate of increase in net interest income and noninterest income. Noninterest expenses increased by $1.2 million during the second quarter of 2003 over the amount expensed during the second quarter of 2002, and increased by $2.3 million during the first six months of 2003 over the amount expensed during the first six months of 2002. However, net revenues (net interest income plus noninterest income) increased at a substantially higher level of $2.5 million and $4.6 million during the same time periods, respectively.

Federal income tax expense was $1.0 million and $1.9 million during the second quarter and first six months of 2003, respectively. Federal income tax expense was $0.7 million and $1.4 million during the second quarter and first six months of 2002, respectively. The increases during both time periods primarily results from the increase in net income before federal income tax.

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

                          MERCANTILE BANK CORPORATION

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

We use two interest rate risk measurement techniques. The first, which is commonly referred to as GAP analysis, measures the difference between the dollar amounts of interest sensitive assets and liabilities that will be refinanced or repriced during a given time period. A significant repricing gap could result in a negative impact to our net interest margin during periods of changing market interest rates. The following table depicts our GAP position as of June 30, 2003 (dollars in thousands):

                                             Within         Three to        One to           After
                                              Three          Twelve          Five            Five
                                             Months          Months          Years           Years          Total
                                            ---------       ---------      ---------      ---------       ---------
Assets:
   Commercial loans and leases (1)        $   320,975     $    37,561    $   370,517    $    59,753     $   788,806
   Residential real estate loans               33,531           1,448         29,743          7,444          72,166
   Consumer loans                               1,249             599          3,118             71           5,037
   Investment securities (2)                    2,250           4,676         33,275         63,616         103,817
   Federal funds sold                           3,000                                                         3,000
   Short-term investments                         137                                                           137
   Allowance for loan and leases losses                                                     (12,158)        (12,158)
   Other assets                                                                              73,969          73,969
                                          -----------     -----------    -----------    -----------     -----------
     Total assets                             361,142          44,284        436,653        192,695       1,034,774

Liabilities:
   Interest-bearing checking                   26,939                                                        26,939
   Savings                                     74,345                                                        74,345
   Money market accounts                        8,626                                                         8,626
   Time deposits < $100,000                    28,737          37,262         39,218                        105,217
   Time deposits $100,000 and over            133,943         110,970        306,522                        551,435
   Short-term borrowings                       39,690                                                        39,690
   FHLB advances                                5,000          30,000         10,000                         45,000
   Long-term borrowings                           922                                        16,000          16,922
   Noninterest-bearing checking                                                              77,025          77,025
   Other liabilities                                                                          6,118           6,118
                                          -----------     -----------    -----------    -----------     -----------
     Total liabilities                        318,202         178,232        355,740         99,143         951,317
Shareholders' equity                                                                         83,457          83,457
                                          -----------     -----------    -----------    -----------     -----------
Total sources of funds                        318,202         178,232        355,740        182,600       1,034,774
                                          -----------     -----------    -----------    -----------     -----------
Net asset (liability) GAP                 $    42,940     $  (133,948)   $    80,913    $    10,095
                                          ===========     ===========    ===========    ==========-
Cumulative GAP                            $    42,940     $   (91,008)   $   (10,095)
                                          ===========     ===========    ===========
Percent of cumulative GAP to
  total assets                                    4.1%          (8.8)%          (1.0)%
                                          ===========     ===========    ===========

(1) Floating rate loans that are currently at interest rate floors are treated as fixed rate loans and are reflected using maturity date and not next repricing date.

(2) Mortgage-backed securities are categorized by expected final maturities based upon prepayment trends as of June 30, 2003

                          MERCANTILE BANK CORPORATION

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

We conducted multiple simulations as of June 30, 2003, whereby it was assumed that a simultaneous, instant and sustained change in market interest rates occurred. The following table reflects the suggested impact on our net interest income over the next twelve months, which is well within our policy parameters and similar to the results of the multiple simulations as of December 31, 2002.

                                                      Dollar Change In                Percent Change In
     Interest Rate Scenario                          Net Interest Income             Net Interest Income
     ----------------------                          -------------------             -------------------
     Interest rates down 200 basis points            $    (146,000)                       (0.5)%

     Interest rates down 100 basis points                  532,000                         1.7

     No change in interest rates                         1,037,000                         3.3

     Interest rates up 100 basis points                  1,832,000                         5.8

     Interest rates up 200 basis points                  2,641,000                         8.4


The increase in our net interest income under all interest rate scenarios except the down 200 basis points scenario reflects the expected repricing of local and out-of-area certificates of deposit during the next twelve months. Unlike interest rates on our floating rate loans that have declined since the beginning of 2001 as market interst rates began to decline, our certificates of deposit have fixed interest rates and only reprice at maturity. Throughout most of the remainder of 2003 and into 2004 we have a large volume of certificates of deposit that will mature and are expected to be refinanced at lower interest rates.

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

                          MERCANTILE BANK CORPORATION

ITEM 4.  CONTROLS AND PROCEDURES

As of June 30, 2003, an evaluation was performed under the supervision of and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of June 30, 2003.

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

From time to time, we may be involved in various legal proceedings that are incidental to our business. In our opinion, we are not a party to any current legal proceedings that we believe will have a material adverse affect on our financial condition, results of operations or cash flow, either individually or in the aggregate.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

Not applicable.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

At our Annual Meeting held on April 17, 2003, our shareholders voted to elect five directors, Doyle A. Hayes, Susan K. Jones, Lawrence W. Larsen, Michael H. Price and Dale J. Visser, each for a three year term expiring at the Annual Meeting of the shareholders of the company in 2006. The results of the election were as follows:

                                        Votes                 Votes             Votes            Broker
     Nominee                            For                  Against           Withheld          Non-Votes
     -------                          --------               -------           --------          ---------
     Doyle A. Hayes                   4,520,396                  0              48,014              0
     Susan K. Jones                   4,519,584                  0              48,826              0
     Lawrence W. Larsen               4,530,882                  0              37,526              0
     Michael H. Price                 4,530,485                  0              37,925              0
     Dale J. Visser                   4,341,522                  0             226,888              0

The terms of office of the following directors (who were not up for election) continued after the Annual Meeting: Betty S. Burton, David M. Cassard, Edward J. Clark, Peter A. Cordes, C. John Gill, David M. Hecht, Gerald R. Johnson, Jr., Calvin D. Murdock, Donald Williams, Sr and Robert M. Wynalda.

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

        3.2 are incorporated by reference to Exhibit 3.2 of our Registration Statement on Form S-3 (Commission File No.
                  333-103376) that became effective on February 21, 2003

         11       Statement re Computation of Per Share Earnings

       31.1       Rule 13a-14(a) Certification of Gerald R. Johnson, Jr.
                  Chairman and Chief Executive Officer

       31.2       Rule 13a-14(a) Certification of Charles E. Christmas Senior Vice
                  President, Chief Financial Officer

       32.1       Section 1350 Chief Executive Officer Certification

       32.2       Section 1350 Chief Financial Officer Certification


(b)  Reports of Form 8-K

         During the second quarter of 2003, the Company filed the following reports of Form 8-K:

         i) Dated April 9, 2003, pertaining to the Company's press release issued on April 9, 2003 reporting financial results and earnings for its first quarter of 2003

         ii) Dated May 13, 2003, pertaining to the Company's press release issued on May 13, 2003 reporting that it had reached $1 billion in assets.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 7, 2003.

                             MERCANTILE  BANK CORPORATION



                             By:  /s/ Gerald R. Johnson, Jr.
                             -------------------------------------------------
                             Gerald R. Johnson, Jr.
                             Chairman of the Board and Chief Executive Officer (Principal Executive Officer)




                             By:  /s/ Charles E. Christmas
                             -------------------------------------------------
                             Charles E. Christmas
                             Senior Vice President, Chief Financial Officer and Treasurer
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

        11        Statement re Computation of Per Share Earnings

       31.1       Rule 13a-14(a) Certification of Gerald R. Johnson, Jr.
                  Chairman and Chief Executive Officer

       31.2       Rule 13a-14(a) Certification of Charles E. Christmas Senior
                  Vice President, Chief Financial Officer

       32.1       Section 1350 Chief Executive Officer Certification

       32.2       Section 1350 Chief Financial Officer Certification