Form 10-Q
period 2003-09-30
MERCANTILE BANK CORP
filed 2003-11-14
CIK 1042729

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended September 30, 2003

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                     Yes [X]         No [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
                                     Yes [X]         No [ ]

At November 13, 2003, there were 6,804,912 shares of Common Stock outstanding.

                           MERCANTILE BANK CORPORATION

                                      INDEX

                                                                                                         Page No.
                                                                                                         --------
PART 1.       Financial Information

              Item I.    Financial Statements

              Consolidated Balance Sheets -
                September 30, 2003 (Unaudited) and December 31, 2002.................................        3

              Consolidated Statements of Income and Comprehensive Income -
                Three and Nine Months Ended September 30, 2003 (Unaudited)
                and September 30, 2002 (Unaudited)...................................................        4

              Consolidated Statements of Changes in Shareholders' Equity -
                Nine Months Ended September 30, 2003 (Unaudited)
                and September 30, 2002 (Unaudited)...................................................        5

              Consolidated Statements of Cash Flows -
                Three and Nine Months Ended September 30, 2003 (Unaudited)
                and September 30, 2002 (Unaudited)...................................................        6

              Notes to Consolidated Financial Statements (Unaudited).................................        7

              Item 2.  Management's Discussion and Analysis of Financial
                Condition and Results of Operations..................................................       16

              Item 3.  Quantitative and Qualitative Disclosures About Market Risk....................       25

              Item 4.  Controls and Procedures.......................................................       27

PART II.      Other Information

              Item 1.  Legal Proceedings.............................................................       28

              Item 2.  Changes in Securities and Use of Proceeds.....................................       28

              Item 3.  Defaults upon Senior Securities...............................................       28

              Item 4.  Submission of Matters to a Vote of Security Holders...........................       28

              Item 5.  Other Information.............................................................       28

              Item 6.  Exhibits and Reports on Form 8-K..............................................       28

              Signatures.............................................................................       30

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                           MERCANTILE BANK CORPORATION
                           CONSOLIDATED BALANCE SHEETS

                                                                                 September 30,        December 31,
                                                                                     2003                 2002
                                                                                     ----                 ----
                                                                                  (Unaudited)
ASSETS
     Cash and due from banks                                                    $    32,600,000     $    23,404,000
     Short-term investments                                                             230,000             213,000
     Federal funds sold                                                              11,800,000           4,500,000
                                                                                ---------------     ---------------
         Total cash and cash equivalents                                             44,630,000          28,117,000

     Securities available for sale                                                   61,579,000          59,614,000
     Securities held to maturity (fair value of $43,947,000 at
        September 30, 2003 and $37,985,000 at December 31, 2002)                     42,444,000          36,493,000
     Federal Home Loan Bank stock                                                     3,927,000             786,000

     Total loans and leases                                                         972,191,000         771,554,000
     Allowance for loan and lease losses                                            (13,482,000)        (10,890,000)
                                                                                ---------------     ---------------
         Total loans and leases, net                                                958,709,000         760,664,000

     Premises and equipment, net                                                     15,229,000          12,174,000
     Bank owned life insurance policies                                              16,013,000          14,876,000
     Accrued interest receivable                                                      4,142,000           3,336,000
     Other assets                                                                     7,210,000           5,795,000
                                                                                ---------------     ---------------
         Total assets                                                           $ 1,153,883,000     $   921,855,000
                                                                                ===============     ===============

LIABILITIES AND SHAREHOLDERS' EQUITY
     Deposits
         Noninterest-bearing                                                    $    77,448,000     $    62,405,000
         Interest-bearing                                                           812,133,000         691,708,000
                                                                                ---------------     ---------------
              Total                                                                 889,581,000         754,113,000

     Securities sold under agreements to repurchase                                  48,310,000          50,335,000
     Federal Home Loan Bank advances                                                 70,000,000          15,000,000
     Other borrowed money                                                             1,012,000             576,000
     Accrued expenses and other liabilities                                           6,823,000           5,997,000
     Trust preferred securities                                                      16,000,000          16,000,000
                                                                                ---------------     ---------------
         Total liabilities                                                        1,031,726,000         842,021,000

Shareholders' equity
     Preferred stock, no par value; 1,000,000 shares
       authorized, none issued
     Common stock, no par value: 9,000,000 shares authorized;
        6,624,868 shares outstanding at September 30, 2003 and
        5,405,706 shares outstanding at December 31, 2002                           113,118,000          75,530,000
     Retained earnings                                                                8,951,000           3,250,000
     Accumulated other comprehensive income                                              88,000           1,054,000
                                                                                ---------------     ---------------
         Total shareholders' equity                                                 122,157,000          79,834,000
                                                                                ---------------     ---------------
              Total liabilities and shareholders' equity                        $ 1,153,883,000     $   921,855,000
                                                                                ===============     ===============

          See accompanying notes to consolidated financial statements.

                           MERCANTILE BANK CORPORATION
           CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
                                   (Unaudited)

                                              Three Months      Three Months        Nine Months        Nine Months
                                                  Ended             Ended             Ended              Ended
                                              September 30,     September 30,      September 30,      September 30,
                                                  2003              2002               2003               2002
                                                  ----              ----               ----               ----
Interest income
     Loans, including fees                    $  12,679,000     $  11,132,000      $  36,345,000     $   31,553,000
     Investment securities                        1,164,000         1,144,000          3,566,000          3,344,000
     Federal funds sold                              11,000            41,000             50,000             98,000
     Short-term investments                               0             1,000              1,000              2,000
                                              -------------     -------------      -------------     --------------
         Total interest income                   13,854,000        12,318,000         39,962,000         34,997,000

Interest expense
     Deposits                                     4,952,000         5,396,000         15,353,000         16,086,000
     Short-term borrowings                          168,000           242,000            512,000            668,000
     Federal Home Loan Bank advances                274,000                 0            531,000                  0
     Long-term borrowings                           403,000           398,000          1,204,000          1,192,000
                                              -------------     -------------      -------------     --------------
         Total interest expense                   5,797,000         6,036,000         17,600,000         17,946,000
                                              -------------     -------------      -------------     --------------

NET INTEREST INCOME                               8,057,000         6,282,000         22,362,000         17,051,000

Provision for loan and lease losses               1,380,000           880,000          2,850,000          2,022,000
                                              -------------     -------------      -------------     --------------

NET INTEREST INCOME AFTER PROVISION
   FOR LOAN AND LEASE LOSSES                      6,677,000         5,402,000         19,512,000         15,029,000

Noninterest income
     Service charges on accounts                    303,000           243,000            852,000            660,000
     Net gain on sales of securities                 59,000           121,000            271,000            270,000
     Other income                                   697,000           555,000          2,148,000          1,119,000
                                              -------------     -------------      -------------     --------------
         Total noninterest income                 1,059,000           919,000          3,271,000          2,049,000

Noninterest expense
     Salaries and benefits                        3,029,000         2,020,000          8,285,000          5,648,000
     Occupancy                                      353,000           265,000          1,032,000            796,000
     Furniture and equipment                        272,000           183,000            738,000            545,000
     Other expense                                1,110,000           803,000          3,099,000          2,328,000
                                              -------------     -------------      -------------     --------------
         Total noninterest expenses               4,764,000         3,271,000         13,154,000          9,317,000
                                              -------------     -------------      -------------     --------------

INCOME BEFORE FEDERAL INCOME
   TAX EXPENSE                                    2,972,000         3,050,000          9,629,000          7,761,000

Federal income tax expense                          744,000           894,000          2,628,000          2,285,000
                                              -------------     -------------      -------------     --------------

NET INCOME                                    $   2,228,000     $   2,156,000      $   7,001,000     $    5,476,000
                                              =============     =============      =============     ==============

COMPREHENSIVE INCOME                          $   1,611,000     $   2,556,000      $   6,035,000     $    6,148,000
                                              =============     =============      =============     ==============

Basic earnings per share                      $        0.40     $        0.40      $        1.28     $         1.01
                                              =============     =============      =============     ==============
Diluted earnings per share                    $        0.39     $        0.39      $        1.25     $         1.00
                                              =============     =============      =============     ==============

Average basic shares outstanding                  5,516,702         5,405,759          5,450,496          5,405,685
                                              =============     =============      =============     ==============
Average diluted shares outstanding                5,662,342         5,500,028          5,583,474          5,502,697
                                              =============     =============      =============     ==============

          See accompanying notes to consolidated financial statements.

                           MERCANTILE BANK CORPORATION
                           CONSOLIDATED STATEMENTS OF
                         CHANGES IN SHAREHOLDERS' EQUITY
                                   (Unaudited)

                                                                                    Accumulated
                                                                                       Other             Total
                                                    Common             Retained    Comprehensive      Shareholders'
                                                     Stock             Earnings        Income            Equity
                                                     -----             --------        ------            -------
BALANCE, JANUARY 1, 2002                        $  69,406,000        $ 1,649,000    $   408,000       $  71,463,000

Comprehensive income:
     Net income for the period from
        January 1, 2002 through
        September 30, 2002                                             5,476,000                          5,476,000

     Change in net unrealized gain
        (loss) on securities available
        for sale, net of tax effect                                                     672,000             672,000
                                                                                                      -------------
         Total comprehensive income                                                                       6,148,000
                                                                                                      -------------

Stock option exercise, 578 shares                       6,000                                                 6,000

Issuance costs from December 2001
   common stock sale                                  (37,000)                                              (37,000)
                                                -------------        -----------    -----------       -------------

BALANCE, SEPTEMBER 30, 2002                     $  69,375,000        $ 7,125,000    $ 1,080,000       $  77,580,000
                                                =============        ===========    ===========       =============

BALANCE, JANUARY 1, 2003                        $  75,530,000        $ 3,250,000    $ 1,054,000       $  79,834,000

Comprehensive income:
     Net income for the period from
        January 1, 2003 through
        September 30, 2003                                             7,001,000                          7,001,000

     Change in net unrealized gain
        (loss) on securities available
        for sale, net of tax effect                                                    (966,000)           (966,000)
                                                                                                      -------------
         Total comprehensive income                                                                       6,035,000
                                                                                                      -------------

Net proceeds from common stock
   sale, 1,195,310 shares                          37,437,000                                            37,437,000

Common stock cash dividends                                           (1,300,000)                        (1,300,000)

Cash dividend reinvestment plan, 2,462 shares          77,000                                                77,000

Employee stock purchase plan, 1,367 shares             38,000                                                38,000

Stock option exercises, 20,023 shares                  36,000                                                36,000
                                                -------------        -----------    -----------       -------------

BALANCE, SEPTEMBER 30, 2003                     $ 113,118,000        $ 8,951,000    $    88,000       $ 122,157,000
                                                =============        ===========    ===========       =============

          See accompanying notes to consolidated financial statements.

                           MERCANTILE BANK CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                 Three Months     Three Months     Nine Months      Nine Months
                                                                    Ended            Ended            Ended            Ended
                                                                September 30,    September 30,     September 30,   September 30,
                                                                    2003             2002              2003            2002
                                                                    ----             ----              ----            ----
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income                                                   $   2,228,000    $   2,156,000    $   7,001,000    $   5,476,000
   Adjustments to reconcile net income
     to net cash from operating activities
     Depreciation and amortization                                    535,000          315,000        1,502,000          924,000
     Provision for loan and lease losses                            1,380,000          880,000        2,850,000        2,022,000
     Net gain on sales of loans                                       (16,000)               0          (16,000)               0
     Net gain on sales of securities                                  (59,000)        (121,000)        (271,000)        (270,000)
     Net change in:
       Accrued interest receivable                                   (681,000)        (479,000)        (806,000)        (633,000)
       Bank owned life insurance policies                            (197,000)        (116,000)        (602,000)        (208,000)
       Other assets                                                  (408,000)         102,000       (1,109,000)        (892,000)
       Accrued expenses and other liabilities                         705,000        1,095,000          826,000          583,000
                                                                -------------    -------------    -------------    -------------
         Net cash from operating activities                         3,487,000        3,832,000        9,375,000        7,002,000

CASH FLOWS FROM INVESTING ACTIVITIES
   Loans and leases originations and payments, net               (106,222,000)     (49,586,000)    (200,879,000)    (130,274,000)
   Purchases of:
     Securities available for sale                                (11,847,000)      (9,510,000)     (36,976,000)     (28,481,000)
     Securities held to maturity                                   (2,234,000)      (1,392,000)      (6,873,000)      (6,173,000)
     Federal Home Loan Bank stock                                  (1,677,000)               0       (3,141,000)          (1,000)
   Proceeds from:
     Sales of available for sale securities                         3,150,000        3,425,000       11,486,000       13,997,000
     Maturities, calls and repayments of
       available for sale securities                                7,061,000        4,653,000       21,888,000       12,557,000
     Maturities, calls and repayments of
       held to maturity securities                                    381,000                0          915,000        1,005,000
   Purchases of premises and equipment, net                        (1,366,000)        (616,000)      (3,914,000)      (2,428,000)
   Purchases of bank owned life insurance policies                   (235,000)     (10,475,000)        (535,000)     (10,475,000)
                                                                -------------    -------------    -------------    -------------
       Net cash from investing activities                        (112,989,000)     (63,501,000)    (218,029,000)    (150,273,000)

CASH FLOWS FROM FINANCING ACTIVITIES
   Net increase in deposits                                        45,994,000       77,502,000      135,468,000      153,073,000
   Net proceeds from the sale of common stock                      37,437,000                0       37,437,000          (37,000)
   Stock option exercises                                               9,000                0           36,000            6,000
   Employee stock purchase plan                                        14,000                0           38,000                0
   Cash dividend reinvestment plan                                     63,000                0           77,000                0
   Payment of cash dividends                                         (434,000)               0       (1,300,000)               0
   Net increase in Federal Home Loan Bank advances                 25,000,000                0       55,000,000                0
   Net increase (decrease) in other borrowed money                     90,000       (1,247,000)         436,000          277,000
   Net increase (decrease) in securities sold under
     agreements to repurchase                                       8,620,000        8,499,000       (2,025,000)      11,650,000
                                                                -------------    -------------    -------------    -------------
     Net cash from financing activities                           116,793,000       84,754,000      225,167,000      164,969,000
                                                                -------------    -------------    -------------    -------------

Net change in cash and cash equivalents                             7,291,000       25,085,000       16,513,000       21,698,000
Cash and cash equivalents at beginning of period                   37,339,000       16,551,000       28,117,000       19,938,000
                                                                -------------    -------------    -------------    -------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                      $  44,630,000    $  41,636,000    $  44,630,000    $  41,636,000
                                                                =============    =============    =============    =============

Supplemental disclosures of cash flow information
   Cash paid during the year for
     Interest                                                   $   5,742,000    $   5,243,000    $  17,466,000    $  17,618,000
     Federal income tax                                             1,150,000          850,000        3,725,000        2,805,000

          See accompanying notes to consolidated financial statements.

                           MERCANTILE BANK CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1.   SIGNIFICANT ACCOUNTING POLICIES:

     Basis of Presentation: The unaudited financial statements for the three and nine months ended September 30, 2003 include the consolidated results of operations of Mercantile Bank Corporation and its consolidated subsidiaries. These subsidiaries include Mercantile Bank of West Michigan ("our bank"), our bank's three wholly-owned subsidiaries, Mercantile Bank Mortgage Company ("our mortgage company"), Mercantile BIDCO, Inc. ("our BIDCO") and Mercantile Insurance Center, Inc. ("our insurance center"), and our subsidiary MBWM Capital Trust I ("the trust"). These consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and Item 303(b) of Regulation S-K and do not include all disclosures required by accounting principles generally accepted in the United States of America for a complete presentation of our financial condition and results of operations. In the opinion of management, the information reflects all adjustments (consisting only of normal recurring adjustments) which are necessary in order to make the financial statements not misleading and for a fair presentation of the results of operations for such periods. The results for the periods ended September 30, 2003 should not be considered as indicative of results for a full year. For further information, refer to the consolidated financial statements and footnotes included in our annual report on Form 10-K for the year ended December 31, 2002.

     Allowance for Loan and Lease Losses: The allowance for loan and lease losses is a valuation allowance for probable incurred credit losses, increased by the provision for loan and lease losses and recoveries, and decreased by charge-offs. Management estimates the allowance balance required based on past loan loss experience, the nature and volume of the portfolio, information about specific borrower situations and estimated collateral values, and economic conditions. Allocations of the allowance may be made for specific loans and leases, but the entire allowance is available for any loan or lease that, in management's judgment, should be charged-off. Loan and lease losses are charged against the allowance when management believes the uncollectability of a loan or lease balance is confirmed.

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

                                  (Continued)

                           MERCANTILE BANK CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1.   SIGNIFICANT ACCOUNTING POLICIES (Continued)

                                                   Quarter ended                    Nine months ended
                                          Sept 30, 2003    Sept 30, 2002     Sept 30, 2003    Sept 30, 2002
                                          -------------    -------------    -------------     -------------
Net income as reported                    $   2,228,000    $   2,156,000     $   7,001,000    $   5,476,000
Deduct: Stock-based compensation
   expense determined under fair
   value based method                            81,000           63,000           244,000          190,000
                                          -------------    -------------     -------------    -------------
Pro forma net income                          2,147,000        2,093,000         6,757,000        5,286,000

Basic earnings per share as reported      $        0.40    $        0.40     $        1.28    $        1.01
Pro forma basic earnings per share                 0.39             0.39              1.24             0.98

Diluted earnings per share
   as reported                            $        0.39    $        0.39     $        1.25    $        1.00
Pro forma diluted earnings per share               0.38             0.38              1.21             0.96

The pro forma effects are computed using option pricing models, using the following weighted-average assumptions as of grant date.

                                                   Quarter ended                    Nine months ended
                                          Sept 30, 2003    Sept 30, 2002     Sept 30, 2003     Sept 30, 2002
                                          -------------    -------------     -------------     -------------
Risk-free interest rate                        3.25%            5.25%             3.25%             5.25%
Expected option life                         7 Years         10 Years           7 Years          10 Years
Expected stock price volatility                  25%              42%               22%               32%
Dividend yield                                 1.00%               0%             1.25%                0%

                                  (Continued)

                           MERCANTILE BANK CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

2.   LOANS

     Our total loans and leases at September 30, 2003 were $972.2 million compared to $771.6 million at December 31, 2002, an increase of $200.6 million or 26.0%. The components of our outstanding balances at September 30, 2003 and December 31, 2002, and the percentage changes in loans and leases from the end of 2002 to the end of the third quarter 2003 are as follows:

                                                                                                     Percent
                                        September 30, 2003                  December 31, 2002        Increase/
                                       Balance            %                Balance           %      (Decrease)
                                       -------            -                -------           -      ----------
Real Estate:
    Construction and land
      development                  $   131,349,000       13.5%        $   103,900,000       13.5%      26.4%
    Secured by 1-4 family
      properties                        81,096,000        8.3              60,828,000        7.9       33.3
    Secured by multi-family
      properties                        18,510,000        1.9              13,025,000        1.7       42.1
    Secured by nonresidential
      properties                       436,987,000       45.0             357,431,000       46.3       22.3
Commercial                             298,063,000       30.7             230,662,000       29.9       29.2
Leases                                   1,049,000        0.1                 850,000        0.1       23.4
Consumer                                 5,137,000        0.5               4,858,000        0.6        5.7
                                   ---------------      -----         ---------------      -----      -----

    Total loans and leases         $   972,191,000      100.0%        $   771,554,000      100.0%      26.0%
                                   ===============      =====         ===============      =====       ====

3.   ALLOWANCE FOR LOAN AND LEASE LOSSES

     The following is a summary of the change in our allowance for loan and lease losses account for the three and nine months ended September 30:

                                            Three months ended                    Nine months ended
                                      September 30,    September 30,       September 30,     September 30,
                                          2003              2002               2003              2002
                                          ----              ----               ----              ----
Balance at beginning of
  period                              $  12,158,000    $   9,562,000       $  10,890,000    $    8,494,000
     Charge-offs                            (95,000)        (250,000)           (524,000)         (419,000)
     Recoveries                              39,000            1,000             266,000            96,000
     Provision for loan and
       lease losses                       1,380,000          880,000           2,850,000         2,022,000
                                      -------------    -------------       -------------    --------------

Balance at September 30               $  13,482,000    $  10,193,000       $  13,482,000    $   10,193,000
                                      =============    =============       =============    ==============

                                  (Continued)

                           MERCANTILE BANK CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

4.   PREMISES AND EQUIPMENT, NET

     Premises and equipment are comprised of the following:

                                                 September 30,       December 31,
                                                     2003               2002
                                                     ----               ----
Land and improvements                           $    5,736,000      $   3,234,000
Buildings and leasehold improvements                 7,888,000          7,009,000
Furniture and equipment                              4,860,000          4,327,000
                                                --------------      -------------
                                                    18,484,000         14,570,000
Less accumulated depreciation                        3,255,000          2,396,000
                                                --------------      -------------

Premises and equipment, net                     $   15,229,000      $  12,174,000
                                                ==============      =============

     Depreciation expense amounted to $308,000 during the third quarter of 2003, compared to $221,000 in the third quarter of 2002. Depreciation expense amounted to $859,000 during the first nine months of 2003, compared to $657,000 during the first nine months of 2002.

5.   DEPOSITS

     Our total deposits at September 30, 2003 were $889.6 million compared to $754.1 million at December 31, 2002, an increase of $135.5 million, or 18.0%. The components of our outstanding balances at September 30, 2003 and December 31, 2002, and percentage change in deposits from the end of 2002 to the end of the third quarter 2003 are as follows:

                                                                                       Percent
                                   September 30, 2003         December 31, 2002        Increase/
                                   Balance          %        Balance          %       (Decrease)
                                   -------          -        -------          -       ----------
Noninterest-bearing demand       $ 77,448,000       8.7%   $ 62,405,000       8.3%       24.1%
Interest-bearing checking          28,468,000       3.2      28,130,000       3.7         1.2
Money market                        9,179,000       1.0       8,592,000       1.1         6.8
Savings                            94,537,000      10.7      69,461,000       9.2        36.1
Time, under $100,000                8,261,000       0.9       7,002,000       0.9        18.0
Time, $100,000  and over           87,389,000       9.8      66,005,000       8.8        32.4
                                 ------------     -----    ------------     -----        ----
                                  305,282,000      34.3     241,595,000      32.0        26.4
Out-of-area time,
   under $100,000                 101,647,000      11.4      85,557,000      11.4        18.8
Out-of-area time,
   $100,000 and over              482,652,000      54.3     426,961,000      56.6        13.0
                                 ------------     -----    ------------     -----        ----
                                  584,299,000      65.7     512,518,000      68.0        14.0
                                 ------------     -----    ------------     -----        ----

    Total deposits               $889,581,000     100.0%   $754,113,000     100.0%       18.0%
                                 ============     =====    ============     =====        ====

                                  (Continued)

                           MERCANTILE BANK CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

6.   BORROWINGS

     Information relating to our securities sold under agreements to repurchase follows:

                                                                 September 30,         December 31,
                                                                     2003                  2002
                                                                     ----                  ----
Outstanding balance at end of period                            $  48,310,000         $  50,335,000
Average interest rate at end of period                                   1.39%                 1.54%

Average balance during the period                               $  43,563,000         $  43,468,000
Average interest rate during the period                                  1.47%                 2.03%

Maximum month end balance during the period                     $  48,310,000         $  52,000,000

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

7.   FEDERAL HOME LOAN BANK ADVANCES

     Our outstanding balances at September 30, 2003 and December 31, 2002 were as follows.

                                                     September 30,  December 31,
                                                         2003          2002
                                                         ----          ----
Maturities October 2003 through September, 2006,
   fixed rates from 1.53% to 3.21%, averaging 2.04%   $70,000,000             0

Maturities September 2003 through December 2004,
   fixed rates from 1.69% to 2.39%, averaging 1.97%             0   $15,000,000
                                                      -----------   -----------

         Total Federal Home Loan Bank advances        $70,000,000   $15,000,000
                                                      ===========   ===========

     Each advance is payable at its maturity date, and is subject to a prepayment fee if paid prior to the maturity date. The advances are collateralized by residential mortgage loans, first mortgage liens on multi-family residential property loans, first mortgage liens on commercial real estate property loans, and substantially all other assets of our bank, under a blanket lien arrangement. Our borrowing line of credit as of September 30, 2003 totaled $132.1 million, with availability approximating about $54.0 million.

                                  (Continued)

                           MERCANTILE BANK CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

7.   FEDERAL HOME LOAN BANK ADVANCES (Continued)

     Maturities of currently outstanding FHLB advances during the next five years are:

2003           $   15,000,000
2004               25,000,000
2005               20,000,000
2006               10,000,000
2007                        0

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

     A summary of the notional or contractual amounts of our financial instruments with off-balance-sheet risk at September 30, 2003 and December 31, 2002 follows:

                                                           September 30,      December 31,
                                                               2003               2002
                                                               ----               ----
Commercial unused lines of credit                         $  169,963,000    $   131,161,000
Unused lines of credit secured by 1-4 family
  residential properties                                      17,377,000         12,381,000
Credit card unused lines of credit                             8,368,000          5,824,000
Other consumer unused lines of credit                          4,528,000          4,415,000
Commitments to make loans                                     43,365,000         24,267,000
Standby letters of credit                                     43,771,000         39,338,000
                                                          --------------    ---------------

         Total loan and lease commitments                 $  287,372,000    $   217,386,000
                                                          ==============    ===============

                                  (Continued)

                           MERCANTILE BANK CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

9.   SALE OF COMMON STOCK

     On September 19, 2003, the Company sold 1,195,310 shares of common stock in a public offering, raising $37.4 million net of underwriting costs. Substantially all of the net proceeds were contributed to our bank as a capital injection. On October 17, 2003, the Company sold an additional 179,296 shares of common stock as the underwriters exercised their 30-day over-allotment option, raising an additional $5.6 million net of underwriting costs. Substantially all of the net proceeds were contributed to our bank as a capital injection.

10.  REGULATORY MATTERS

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

10.  REGULATORY MATTERS (Continued)

     Our actual capital levels and minimum required levels were (dollars in thousands):

                                                                                        Minimum Required
                                                                                           to be Well
                                                             Minimum Required          Capitalized Under
                                                                for Capital            Prompt Corrective
                                        Actual              Adequacy Purposes          Action Regulations
                                        ------              -----------------          ------------------
                                  Amount      Ratio         Amount        Ratio         Amount      Ratio
                                  ------      -----         ------        -----         ------      -----
September 30, 2003
  Total capital (to risk
    weighted assets)
     Consolidated              $   151,550     13.9%      $   87,050       8.0%    $  108,812       10.0%
     Bank                          148,055     13.6           86,838       8.0        108,547       10.0
  Tier 1 capital (to risk
    weighted assets)
     Consolidated                  138,068     12.7           43,525       4.0         65,287        6.0
     Bank                          134,573     12.4           43,419       4.0         65,129        6.0
  Tier 1 capital (to
    average assets)
     Consolidated                  138,068     12.8           43,333       4.0         54,164        5.0
     Bank                          134,573     12.5           43,253       4.0         54,066        5.0

December 31, 2002
  Total capital (to risk
    weighted assets)
     Consolidated              $   105,671     12.1%     $    69,862       8.0%    $   87,328       10.0%
     Bank                          102,810     11.8           69,728       8.0         87,160       10.0
  Tier 1 capital (to risk
    weighted assets)
     Consolidated                   94,781     10.9           34,931       4.0         52,397        6.0
     Bank                           91,920     10.6           34,864       4.0         52,296        6.0
  Tier 1 capital (to
    average assets)
     Consolidated                   94,781     10.7           35,355       4.0         44,193        5.0
     Bank                           91,920     10.4           35,313       4.0         44,142        5.0

Both the Company and our bank were categorized as well capitalized at September 30, 2003 and year-end 2002.

                                  (Continued)

                           MERCANTILE BANK CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

10.  REGULATORY MATTERS (Continued)

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

     The Company's capital levels as of September 30, 2003 include an adjustment for the 1.6 million trust preferred securities issued by the trust subject to certain limitations. Federal Reserve guidelines limit the amount of trust preferred securities which can be included in Tier 1 capital of the company to 25% of total Tier 1 capital. As of September 30, 2003, the entire $16.0 million of the trust preferred securities were included as Tier 1 capital.

     Our and our bank's ability to pay cash and stock dividends is subject to limitations under various laws and regulations and to prudent and sound banking practices. We declared a 5% stock dividend on January 6, 2003, that was paid on February 3, 2003, to record holders as of January 17, 2003. We have also paid three cash dividends on our common stock during 2003. On January 6, 2003, we declared a $0.08 per share cash dividend payable on March 10, 2003, to record holders as of February 10, 2003. On April 8, 2003, we declared a $0.08 per share cash dividend payable on June 10, 2003, to record holders as of May 12, 2003. On July 8, 2003, we declared a $0.08 per share cash dividend payable on September 10, 2003, to record holders as of August 11, 2003. On October 6, 2003, we declared a $0.08 per share cash dividend payable on December 10, 2003, to record holders as of November 10, 2003.

11.  BENEFIT PLANS

     We sponsor an employee stock purchase plan which allows employees to defer after-tax payroll dollars and purchase our common stock on a quarterly basis. We have registered 26,250 shares of common stock to be issued and purchased under the plan. The plan allows for shares to be purchased directly from us or on the open market. During the nine months ended September 30, 2003, we issued the first 1,367 shares under the plan.

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

INTRODUCTION

The following discussion compares the financial condition of Mercantile Bank Corporation and its consolidated subsidiaries, Mercantile Bank of West Michigan ("our bank"), our bank's three wholly-owned subsidiaries Mercantile Bank Mortgage Company ("our mortgage company"), Mercantile BIDCO, Inc. ("our BIDCO") and Mercantile Insurance Center, Inc. ("our insurance center"), and our subsidiary MBWM Capital Trust I ("the trust"), at September 30, 2003 to December 31, 2002 and the results of operations for the three and nine months ended September 30, 2003 and September 30, 2002. This discussion should be read in conjunction with the interim consolidated financial statements and footnotes included in this report. Unless the text clearly suggests otherwise, references in this report to "us," "we," "our," or "the company" include Mercantile Bank Corporation and its consolidated subsidiaries referred to above.

During the third quarter of 2003, we were engaged in preliminary discussions with one or more financial institutions to explore the possibility of an acquisition by us. To date the discussions have been exploratory in nature and no likely candidate has been identified. We expect that such discussions may occur from time-to-time with these or other financial institutions in future periods.

                           MERCANTILE BANK CORPORATION

CRITICAL ACCOUNTING POLICIES

Generally accepted accounting principles are complex and require management to apply significant judgment to various accounting, reporting and disclosure matters. Management must use assumptions and estimates to apply these principles where actual measurements are not possible or practical. The Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our unaudited financial statements included in this report. For a complete discussion of our significant accounting policies, see footnotes to our Consolidated Financial Statements included on pages F-28 through F-32 in our Form 10-K for the fiscal year ended December 31, 2002 (Commission file number 000-26719). Below is a discussion of our Allowance for Loan and Lease Losses policy. This policy is critical because it is highly dependent upon subjective or complex judgments, assumptions and estimates. Changes in such estimates may have a significant impact on the financial statements, and actual results may differ from those estimates. Management has reviewed the application of this policy with the Audit Committee of the Company's Board of Directors.

Allowance for Loan and Lease Losses: The allowance for loan and lease losses is a valuation allowance for probable incurred credit losses, increased by the provision for loan and lease losses and recoveries, and decreased by charge-offs. Management estimates the allowance balance required based on past loan loss experience, the nature and volume of the portfolio, information about specific borrower situations and estimated collateral values, and economic conditions. Allocations of the allowance may be made for specific loans and leases, but the entire allowance is available for any loan or lease that, in management's judgment, should be charged-off. Loan and lease losses are charged against the allowance when management believes the uncollectability of a loan or lease balance is confirmed.

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

FINANCIAL CONDITION

During the first nine months of 2003, our assets increased from $921.9 million on December 31, 2002, to $1,153.9 million on September 30, 2003. This represents a total increase in assets of $232.0 million, or 25.2%. The asset growth was comprised primarily of a $198.0 million increase in net loans, an increase of $16.5 million in cash and cash equivalents and an $11.1 million increase in securities. The increase in assets was primarily funded by a $135.5 million increase in deposits, an increase of $55.0 million in Federal Home Loan Bank advances and a $37.6 million increase in common stock.

Commercial loans and leases increased by $180.1 million during the first nine months of 2003, and at September 30, 2003 totaled $886.0 million, or 91.1% of the total loan and lease portfolio. The continued significant concentration of the loan and lease portfolio in commercial loans and leases and the rapid growth of this portion of our lending business is consistent with our stated strategy of focusing a substantial amount of efforts on "wholesale" banking. Corporate and business lending continues to be an area of expertise of our senior management team, and our 13 commercial lenders have an average commercial lending experience of approximately 15 years. Of each of the loan categories that we originate, we originate and manage commercial loans and leases most efficiently; thus reducing overhead costs by necessitating the attention of fewer employees. Our commercial lending business generates the greatest amount of local deposits, and is virtually the only source of significant demand deposits.

                           MERCANTILE BANK CORPORATION

Residential mortgage loans increased by $20.3 million and consumer loans increased by $0.3 million during the first nine months of 2003. As of September 30, 2003, residential mortgage and consumer loans totaled a combined $86.2 million, or 8.9% of the total loan and lease portfolio. Although we plan to increase our non-commercial loan portfolios in future periods, given our wholesale banking strategy, we expect the commercial sector of the lending efforts and resultant assets to remain the dominant loan portfolio category.

Management believes the quality of our loan and lease portfolio remains strong. Net loan and lease charge-offs during the first nine months of 2003 totaled $258,000, or 0.04% of average total loans and leases on an annualized basis. Past due and nonaccrual loans and leases at September 30, 2003 totaled $287,000, or 0.03% of total loans and leases. We believe we have instilled a strong credit culture within our lending departments as it pertains to the underwriting and administration processes, which in part is reflected in our loan and lease charge-off and delinquency ratios. Over 98% of the loan portfolio consists of loans extended directly to companies and individuals doing business and residing within our market area. The remaining portion is comprised of commercial loans participated with certain commercial banks outside the immediate area, which we underwrite using the same loan underwriting criteria as though our bank was the originating bank.

Securities increased by $11.1 million, or 11.4%, during the first nine months of 2003. Purchases during the first nine months of 2003 totaled $47.0 million. Proceeds from the sales of securities totaled $11.5 million, while proceeds from the maturities, calls and repayments of securities totaled $22.8 million. Our securities portfolio consists of U.S. Government Agency bonds, mortgage-backed securities issued or guaranteed by U.S. Government Agencies, investment-grade municipal securities and Federal Home Loan Bank of Indianapolis ("FHLBI") stock.

Cash and cash equivalents increased $16.5 million, or 58.7%, during the first nine months of 2003, totaling $44.6 million on September 30, 2003. Cash and due from bank balances were up $9.2 million and federal funds sold increased $7.3 million. Our commercial lending and wholesale funding focus results in relatively large day-to-day fluctuations of our cash and cash equivalent balances. The average balance of cash and cash equivalents during the first nine months of 2003 equaled $28.8 million, or approximately 35% below the balance at September 30, 2003.

On April 30, 2003, our bank purchased an existing building situated on 2.75 acres of land located about two miles north of the center of downtown Grand Rapids for approximately $1.3 million. We plan to demolish the existing building and design and construct a four-story facility on this property. This facility will serve as the new location for our current downtown facility, which includes a vast majority of our commercial lending function, and will house the administration and loan operations functions currently housed at other of our locations. Expected completion date of the new facility is during the latter part of 2005. On September 29, 2003, our bank purchased ten acres of land located in Holland, Michigan for approximately $0.9 million. Subject to regulatory approvals, we plan to design and construct a two-story facility on this property. This facility will serve as the new location for our current loan production office which currently operates out of a leased facility, and will also house a full-service branch and part of our commercial lending function. Expected completion date of the new facility is during the latter part of 2004.

                           MERCANTILE BANK CORPORATION

Deposits increased $135.5 million during the first nine months of 2003, totaling $889.6 million at September 30, 2003. Local deposits increased $63.7 million, or 26.4%, while out-of-area deposits increased $71.8 million, or 14.0%. As a percent of total deposits, local deposits increased from 32.0% on December 31, 2002, to 34.3% on September 30, 2003. Noninterest-bearing demand deposits, comprising 8.7% of total deposits, increased $15.0 million during the first nine months of 2003. Savings deposits (10.7% of total deposits) increased $25.1 million, money market deposit accounts (1.0% of total deposits) increased $0.6 million and interest-bearing checking deposits (3.2% of total deposits) increased $0.3 million during the first nine months of 2003. Local certificates of deposit, comprising 10.7% of total deposits, increased by $22.6 million during the first nine months of 2003.

Out-of-area deposits increased $71.8 million during the first nine months of 2003, totaling $584.3 million, or 65.7% of total deposits, as of September 30, 2003. Out-of-area deposits consist primarily of certificates of deposit obtained from depositors located outside our market area and placed by deposit brokers for a fee, but also include certificates of deposit obtained from the deposit owners directly. Out-of-area deposits are utilized to support our asset growth, and are generally a lower cost source of funds when compared to the interest rates that would have to be offered in the local market to generate a sufficient level of funds. During the first nine months of 2003 rates paid on new out-of-area certificates of deposit were generally lower than rates paid on new certificates of deposit issued to local customers. In addition, the overhead costs associated with the out-of-area deposits are considerably less than the overhead costs that would be incurred to administer a similar level of local deposits. Although local deposits have and are expected to increase as new business, governmental and consumer deposit relationships are established and as existing customers increase their deposit accounts, our relatively high reliance on out-of-area deposits will likely continue.

Securities sold under agreements to repurchase ("repurchase agreements") decreased by $2.0 million during the first nine months of 2003, totaling $48.3 million as of September 30, 2003. As part of our sweep account program, collected funds from certain business noninterest-bearing checking accounts are invested into over-night interest-bearing repurchase agreements. Although not considered a deposit account and therefore not afforded federal deposit insurance, the repurchase agreements have characteristics very similar to that of our business checking deposit accounts.

FHLBI advances increased by $55.0 million during the first nine months of 2003, totaling $70.0 million as of September 30, 2003. The advances are collateralized by residential mortgage loans, first mortgage liens on multi-family residential property loans, first mortgage liens on commercial real estate property loans, and substantially all other assets of our bank, under a blanket lien arrangement. The amount available under our borrowing line of credit totaled approximately $54.0 million as of September 30, 2003. FHLBI advances, along with out-of-area deposits, are the primary components of our wholesale funding program.

Common stock increased by $37.6 million during the first nine months of 2003, totaling $113.1 million as of September 30, 2003. A vast majority of the increase was due to the sale of common stock through a public offering completed in September, whereby we sold 1,195,310 shares at a price of $33.26 per share. Net proceeds from the sale, after deducting for underwriting expenses, approximated $37.4 million.

LIQUIDITY

Liquidity is measured by our ability to raise funds through deposits, borrowed funds, capital or cash flow from the repayment of loans and securities. These funds are used to meet deposit withdrawals, maintain reserve requirements, fund loans and support our operations. Liquidity is primarily achieved through the growth of deposits (both local and out-of-area) and advances from the FHLBI, as well as liquid assets such as securities available for sale, matured securities, and federal funds sold. Asset and liability management is the process of managing our balance sheet to achieve a mix of earning assets and liabilities that maximizes profitability, while providing adequate liquidity.

                           MERCANTILE BANK CORPORATION

Our liquidity strategy is to fund loan growth with deposits and repurchase agreements and to maintain an adequate level of short- and medium-term investments to meet typical daily loan and deposit activity. Although deposit and repurchase agreement growth from depositors located in the market area have consistently increased, this growth has not been sufficient to meet our substantial loan growth and provide monies for additional investing activities. To assist in providing the additional needed funds, we have regularly obtained monies from wholesale funding sources. Wholesale funds, comprised of certificates of deposit from customers outside our market area, and since the fourth quarter of 2002, advances from the FHLBI, totaled $654.3 million, or 64.9%, of combined deposits and borrowed funds. As of December 31, 2002, wholesale funds totaled $527.5 million, or 64.3%, of combined deposits and borrowed funds. Reliance on wholesale funds is expected to continue due to our anticipated future asset growth.

Our bank has the ability to borrow money on a daily basis through correspondent banks via established unsecured federal funds purchased lines, totaling $35.0 million as of September 30, 2003. The average balance of federal funds purchased during the first nine months of 2003 equaled $3.3 million, compared to a $5.8 million average federal funds sold position.

As a member of the FHLBI, our bank has access to the FHLBI's borrowing programs. As of September 30, 2003, advances from the FHLBI totaled $70.0 million, up from the $15.0 million outstanding at December 31, 2002. Based on available collateral at September 30, 2003, our bank could borrow up to approximately $54.0 million.

In addition to typical loan funding and deposit flow, we must maintain liquidity to meet the demands of certain unfunded loan commitments and standby letters of credit. As of September 30, 2003, our bank had a total of $243.6 million in unfunded loan commitments and $43.8 million in unfunded standby letters of credit. Of the total unfunded loan commitments, $200.2 million were commitments available as lines of credit to be drawn at any time as customers' cash needs vary, and $43.4 million were for loan commitments expected to close and become funded within the next three to six months. We monitor fluctuations in loan balances and commitment levels, and include such data in managing overall liquidity.

CAPITAL RESOURCES

Shareholders' equity is a noninterest-bearing source of funds that provides support for asset growth. Shareholders' equity increased by $42.4 million during the first nine months of 2003, from $79.8 million on December 31, 2002, to $122.2 million at September 30, 2003. The increase is primarily attributable to the sale of common stock and net income. During September we sold 1,195,310 shares of common stock in a public offering, raising $37.4 million net of underwriting costs. Substantially all of the net proceeds were contributed to our bank as a capital injection. Net income of $7.0 million was recorded during the first nine months of 2003. Shareholders' equity was negatively impacted during the first nine months of 2003 by the payment of cash dividends totaling $1.3 million and a $1.0 million mark-to-market adjustment for available for sale securities as defined in SFAS No. 115.

On October 17, 2003, the Company sold an additional 179,296 shares of common stock as the underwriters exercised their 30-day over-allotment option, raising an additional $5.6 million net of underwriting costs. Substantially all of the net proceeds were contributed to our bank as a capital injection.

                           MERCANTILE BANK CORPORATION

In September 1999 we, through the trust, issued 1.6 million shares of trust preferred securities at $10.00 per trust preferred security. Substantially all of the net proceeds were contributed to our bank as capital and were used to support growth in assets, fund investments in loans and securities, and for general corporate purposes. Although not part of shareholder's equity, subject to certain limitations the trust preferred securities are considered a component of capital for purposes of calculating regulatory capital ratios. At September 30, 2003, the entire $16.0 million of trust preferred securities were included as Tier 1 capital.

We are subject to regulatory capital requirements primarily administered by federal bank regulatory agencies. Failure to meet the various capital requirements can initiate regulatory action that could have a direct material effect on the financial statements. Since our bank commenced operations, both the company and our bank have been categorized as "Well Capitalized," the highest classification contained within the banking regulations. The capital ratios of the company and our bank as of September 30, 2003 and December 31, 2002 are disclosed under Note 10 of the Notes to Consolidated Financial Statements.

Our and our bank's ability to pay cash and stock dividends is subject to limitations under various laws and regulations and to prudent and sound banking practices. We declared a 5% stock dividend on January 6, 2003, which was paid on February 3, 2003 to record holders as of January 17, 2003. We have also paid three cash dividends on our common stock during 2003. We paid a $0.08 per share cash dividend on March 10, 2003, June 10, 2003 and on September 10, 2003. On October 6, 2003, we declared a $0.08 per share cash dividend payable on December 10, 2003, to record holders as of November 10, 2003.

RESULTS OF OPERATIONS

Net income for the third quarter of 2003 was $2.23 million ($0.40 per basic share and $0.39 per diluted share), which represents a 3.3% increase over net income of $2.16 million ($0.40 per basic share and $0.39 per diluted share) recorded during the third quarter of 2002. Net income for the first nine months of 2003 was $7.0 million ($1.28 per basic share and $1.25 per diluted share), which represents a 27.8% increase over net income of $5.5 million ($1.01 per basic share and $1.00 per diluted share) recorded during the first nine months of 2002. During both time periods net income was positively impacted by an increase in net interest income, higher noninterest income and greater employee efficiency. Higher provision expense driven by significantly higher loan growth negatively impacted net income, especially during the third quarter of 2003.

Interest income during the third quarter of 2003 was $13.9 million, an increase of 12.5% over the $12.3 million earned during the third quarter of 2002. Interest income during the first nine months of 2003 was $40.0 million, an increase of 14.2% over the $35.0 million earned during the first nine months of 2002. The growth in interest income during both time periods is primarily attributable to an increase in earning assets, which more than offset the negative impact of a declining interest rate environment. During the third quarter of 2003 earning assets averaged $1,029.2 million, $246.8 million higher than the average earning assets of $782.4 million during the third quarter of 2002. Average loans were up $230.4 million and securities increased $21.3 million, while federal funds sold were down $5.2 million. During the first nine months of 2003 earning assets averaged $959.1 million, $223.2 million higher than the average earning assets of $735.9 million during the same time period in 2002. Average loans were up $202.3 million and securities increased $22.6 million, while federal funds sold were down $1.8 million. During the third quarter of 2003 and 2002, earning assets had a weighted average yield (tax equivalent-adjusted basis) of 5.49% and 6.33%, respectively. During the first nine months of 2003 and 2002 earning assets had a weighted average yield of 5.38% and 6.17%, respectively. The decrease in weighted average yields is primarily due to the decline in market interest rates.

                           MERCANTILE BANK CORPORATION

Interest expense during the third quarter of 2003 was $5.8 million, a decrease of 4.0% from the $6.0 million expensed during the third quarter of 2002. Interest expense during the first nine months of 2003 was $17.6 million, a decrease of 1.9% from the $17.9 million expensed during the first nine months of 2002. The decrease in interest expense is primarily attributable to the overall decline of market interest rates, which more than offset the increase in funding liabilities necessitated by the growth in assets. During the third quarter of 2003, interest-bearing liabilities averaged $921.8 million, $234.0 million higher than average interest-bearing liabilities of $687.8 million during the third quarter of 2002. Average interest-bearing deposits were up $174.2 million and FHLBI advances increased $56.5 million. During the first nine months of 2003 interest-bearing liabilities averaged $858.3 million, $213.8 million higher than average interest-bearing funds of $644.5 million during the same time period in 2002. Average interest-bearing deposits were up $170.5 million and FHLBI advances increased $37.5 million. During the third quarter of 2003 and 2002, interest-bearing liabilities had a weighted average rate of 2.50% and 3.48%, respectively. During the first nine months of 2003 and 2002 interest-bearing liabilities had a weighted average rate of 2.74% and 3.72%, respectively. The decrease in the weighted average cost of interest-bearing liabilities in 2003 is primarily due to the decline in market interest rates.

Net interest income during the third quarter of 2003 was $8.1 million, an increase of 28.3% over the $6.3 million earned during the third quarter of 2002. Net interest income during the first nine months of 2003 was $22.4 million, an increase of 31.1% over the $17.1 million earned during the same time period in 2002. The increase in net interest income was due to growth in earning assets. The net interest margin declined from 3.27% during the third quarter of 2002 to 3.19% in third quarter of 2003, but increased from 3.18% during the first nine months of 2002 to 3.20% in the first nine months of 2003.

The following table sets forth certain information relating to our consolidated average interest earning assets and interest-bearing liabilities and reflects the average yield on assets and average cost of liabilities for the third quarter of 2003 and 2002. Such yields and costs are derived by dividing income or expense by the average daily balance of assets or liabilities, respectively, for the period presented. Tax-exempt securities interest income and yield have been computed on a tax equivalent basis using a marginal tax rate of 34%. Securities interest income was increased by $207,000 and $159,000 in the third quarter of 2003 and 2002, respectively, for this adjustment.

                           MERCANTILE BANK CORPORATION

                                                       Quarters ended September 30,
                                -----------------------------------------------------------------------------------
                                                2 0 0 3                                     2 0 0 2
                                ---------------------------------------     ---------------------------------------
                                  Average                       Average       Average                       Average
                                  Balance        Interest         Rate        Balance        Interest        Rate
                                  -------        --------         ----        -------        --------        ----
                                                              (dollars in thousands)
ASSETS
   Loans                        $   918,966    $    12,679        5.47%     $   688,550    $    11,132        6.41%
   Investment securities            105,485          1,371        5.20           84,163          1,303        6.19
   Federal funds sold                 4,309             11        0.97            9,527             41        1.68
   Short term investments               444              0        0.50              195              1        1.25
                                -----------    -----------                  -----------    -----------
     Total interest-earning
       assets                     1,029,204         14,061        5.49          782,435         12,477        6.33

   Allowance for loan
      and lease losses              (12,842)                                     (9,927)
   Other assets                      66,464                                      48,641
                                -----------                                 -----------
     Total assets               $ 1,082,826                                 $   821,149
                                ===========                                 ===========

LIABILITIES AND
  SHAREHOLDERS' EQUITY
   Interest-bearing deposits    $   798,947          4,952        2.46      $   624,792          5,396        3.43%
   Short-term borrowings             49,437            168        1.35           46,540            242        2.06
   FHLB advances                     56,467            274        1.90                0              0          NA
   Long-term borrowings              16,958            403        9.51           16,485            398        9.66
                                -----------    -----------                  -----------    -----------
     Total interest-bearing
       liabilities                  921,809          5,797        2.50          687,817          6,036        3.48

   Noninterest-bearing
     deposits                        68,344                                      51,869
   Other liabilities                  6,163                                       5,113
   Shareholders' equity              86,510                                      76,350
                                -----------    -----------        ----      -----------    -----------        ----
     Total liability and
       shareholders' equity     $ 1,082,826                                 $   821,149
                                ===========                                 ===========

   Net interest income                         $     8,264                                 $     6,441
                                               ===========                                 ===========
   Net interest rate spread                                       2.99%                                       2.85%
                                                                  ====                                        ====
   Net interest rate spread
     on average assets                                            3.02%                                       3.11%
                                                                  ====                                        ====
   Net interest margin on
     earning assets                                               3.19%                                       3.27%
                                                                  ====                                        ====

Provisions to the allowance for loan and lease losses during the third quarter of 2003 were $1.4 million, compared to the $0.9 million expensed during the third quarter of 2002. Provisions to the allowance for loan and lease losses during the first nine months of 2003 were $2.9 million, compared to the $2.0 million that was expensed during the same time period in 2002. The increase during both time periods primarily reflects the higher volume of loan growth. Net loan charge-offs during the third quarter of 2003 were $56,000 compared to net loan charge-offs of $249,000 during the third quarter of 2002. During the first nine months of 2003 net loan charge-offs totaled $258,000 compared to net loan charge-offs of $323,000 during the same time period in 2002. The allowance for loan and lease losses as a percentage of total loans outstanding as of September 30, 2003 was 1.39%, compared to 1.41% at December 31, 2002.

In each accounting period, the allowance for loan and lease losses is adjusted to the amount believed necessary to maintain the allowance for loan and lease losses at adequate levels. Through the loan review and credit departments, we attempt to allocate specific portions of the allowance for loan and lease losses based on specifically identifiable problem loans and leases. The evaluation of the allowance for loan and lease losses is further based on, although not limited to, consideration of the internally prepared Loan Loss Reserve Analysis ("Reserve Analysis"), composition of the loan and lease portfolio, third party analysis of the loan administration processes and loan portfolio and general economic conditions. In addition, the rapid growth of the loan and lease portfolio is taken into account.

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

Noninterest income during the third quarter of 2003 was $1.1 million, an increase of 15.2% over the $0.9 million earned during the third quarter of 2002. Noninterest income during the first nine months of 2003 was $3.3 million, an increase of 59.6% over the $2.0 million earned during the same time period in 2002. Service charge income on deposits and repurchase agreements increased $60,000 (24.7%) during the third quarter of 2003 over that earned in the third quarter of 2002, and during the first nine months of 2003 increased $192,000 (29.1%) over that earned in the comparable time period in 2002. The increases during both time periods primarily results from new accounts opened during the last twelve months, decline in the earnings credit rate and adjustments in our deposit fee structure. Primarily reflecting the low and declining interest rate environment and resulting increase in residential mortgage loan refinancings, fees earned on referring residential mortgage loan applicants to third parties and selling residential mortgage loans to third parties increased from $147,000 earned during the third quarter of 2002 to $275,000 recorded during the third quarter of 2003, and increased from $318,000 earned during the first nine months of 2002 to $851,000 recorded during the first nine months of 2003. Noninterest income related to an increase in the cash surrender value of bank owned life insurance policies ("BOLI") totaled $197,000 during the third quarter of 2003 compared to $116,000 earned during the third quarter of 2002, and totaled $602,000 during the first nine months of 2003 compared to $208,000 earned during the first nine months of 2002. The growth in income related to BOLI primarily results from additional BOLI policies purchased during the past twelve months.

Gains recognized on the sales of securities totaled $59,000 during the third quarter of 2003, resulting from the sale of four mortgage-backed securities with an aggregate book value of $3.1 million. The sales were transacted as part of our interest rate risk management program. The sales proceeds were used to purchase mortgage-backed securities with different underlying interest rate risk characteristics than those contained in the securities that were sold.

Noninterest expense during the third quarter of 2003 was $4.8 million, an increase of 45.6% over the $3.3 million expensed during the same time period in 2002. Noninterest expense during the first nine months of 2003 was $13.2 million, an increase of 41.2% over the $9.3 million expensed during the same time period in 2002. Employee salary and benefit expenses were $1.0 million higher during the third quarter of 2003 than the level expensed during the third quarter of 2002, and were $2.6 million higher during the first nine months of 2003 than the level expensed during the first nine months of 2002. The increases during both time periods primarily resulted from the hiring of additional staff and merit annual pay increases. The level of full-time equivalent employees increased from 113 at September 30, 2002 to 156 as of September 30, 2003. Occupancy and furniture and equipment costs increased $177,000 in the third quarter of 2003 over the level expensed in the third quarter of 2002, and increased $429,000 during the first nine months of 2003 over the level expensed during the first nine months of 2002 primarily reflecting the opening of two new branch facilities and a loan production office during the past ten months. General overhead costs also increased, reflecting the additional expenses required to administer our significantly increased asset base.

                           MERCANTILE BANK CORPORATION

Monitoring and controlling noninterest costs, while at the same time providing high quality service to customers, is a key component to our business strategy. While the dollar volume of noninterest costs has increased, the rate of growth has been lower than the rate of increase in net interest income and noninterest income. Noninterest expenses increased by $1.5 million during the third quarter of 2003 over the amount expensed during the third quarter of 2002, and increased by $3.8 million during the first nine months of 2003 over the amount expensed during the first nine months of 2002. However, net revenues (net interest income plus noninterest income) increased at a higher level of $1.9 million and $6.5 million during the same time periods, respectively.

Federal income tax expense was $0.7 million and $0.9 million during the third quarter of 2003 and 2002, respectively. Although net income before tax was similar during both time periods, federal income tax expense was lower during the third quarter of 2003 primarily due to a reduction in our effective tax rate. Federal income tax expense was $2.6 million and $2.3 million during the first nine months of 2003 and 2002, respectively. The increase was primarily due to an increase in net income before federal income tax expense, which more than offset a decline in our effective tax rate.

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

We use two interest rate risk measurement techniques. The first, which is commonly referred to as GAP analysis, measures the difference between the dollar amounts of interest sensitive assets and liabilities that will be refinanced or repriced during a given time period. A significant repricing gap could result in a negative impact to our net interest margin during periods of changing market interest rates. The following table depicts our GAP position as of September 30, 2003 (dollars in thousands):

                           MERCANTILE BANK CORPORATION

                                             Within        Three to        One to          After
                                              Three         Twelve          Five           Five
                                             Months         Months         Years           Years           Total
                                             ------         ------         -----           -----           -----
Assets:

   Commercial loans and leases (1)        $   386,634     $    27,272    $   424,252    $    47,800     $   885,958
   Residential real estate loans               41,829           2,668         27,410          9,189          81,096
   Consumer loans                               1,164             641          3,262             70           5,137
   Investment securities (2)                    3,933           5,059         29,453         69,505         107,950
   Federal funds sold                          11,800                                                        11,800
   Short-term investments                         230                                                           230
   Allowance for loan and lease losses                                                      (13,482)        (13,482)
   Other assets                                                                              75,194          75,194
                                          -----------     -----------    -----------    -----------     -----------
     Total assets                             445,590          35,640        484,377        188,276       1,153,883

Liabilities:

   Interest-bearing checking                   28,468                                                        28,468
   Savings                                     94,537                                                        94,537
   Money market accounts                        9,179                                                         9,179
   Time deposits < $100,000                    22,299          54,958         32,651                        109,908
   Time deposits $100,000 and over            124,246         302,902        142,893                        570,041
   Short-term borrowings                       48,310                                                        48,310
   FHLB advances                               15,000          20,000         35,000                         70,000
   Long-term borrowings                         1,012                                        16,000          17,012
   Noninterest-bearing checking                                                              77,448          77,448
   Other liabilities                                                                          6,823           6,823
                                          -----------     -----------    -----------    -----------     -----------
     Total liabilities                        343,051         377,860        210,544        100,271       1,031,726

Shareholders' equity                                                                        122,157         122,157
                                          -----------     -----------    -----------    -----------     -----------

Total sources of funds                        343,051         377,860        210,544        222,428       1,153,883
                                          -----------     -----------    -----------    -----------     -----------

Net asset (liability) GAP                 $   102,539     $  (342,220)   $   273,833    $   (34,152)
                                          ===========     ===========    ===========    ===========

Cumulative GAP                            $   102,539     $  (239,681)   $    34,152
                                          ===========     ===========    ===========

Percent of cumulative GAP to
  total assets                                    8.9%          (20.7)%          3.0%
                                          ===========     ===========    ===========

(1) Floating rate loans that are currently at interest rate floors are treated as fixed rate loans and are reflected using maturity date and not repricing frequency.

(2) Mortgage-backed securities are categorized by average life calculations based upon prepayment trends as of September 30, 2003.

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

We conducted multiple simulations as of September 30, 2003, whereby it was assumed that a simultaneous, instant and sustained change in market interest rates occurred. The following table reflects the suggested impact on our net interest income over the next twelve months, which are well within our policy parameters established to manage and monitor interest rate risk.

                                                 Dollar Change In                Percent Change In
Interest Rate Scenario                          Net Interest Income             Net Interest Income
----------------------                          -------------------             -------------------
Interest rates down 200 basis points               $   (504,000)                       (1.5)%

Interest rates down 100 basis points                    316,000                         1.0

No change in interest rates                             841,000                         2.6

Interest rates up 100 basis points                    1,657,000                         5.1

Interest rates up 200 basis points                    2,482,000                         7.6

The increase in our net interest income under all interest rate scenarios except the down 200 basis points scenario reflects the expected repricing of local and out-of-area certificates of deposit during the next twelve months. Unlike interest rates on our floating rate loans that declined since the beginning of 2001 as market interest rates began to decline, our certificates of deposit have fixed interest rates and only reprice at maturity. Throughout the remainder of 2003 and into 2004 we have a large volume of certificates of deposit that will mature and are expected to be refinanced at lower interest rates.

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

ITEM 4. CONTROLS AND PROCEDURES

As of September 30, 2003, an evaluation was performed under the supervision of and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of September 30, 2003.

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, we may be involved in various legal proceedings that are incidental to our business. In our opinion, we are not a party to any current legal proceedings that are material to our financial condition, either individually or in the aggregate.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

On February 10, 2003 we issued 7,500 shares of our common stock to two of our executive officers upon their exercise of employee stock options issued under our 1997 Employee Stock Option Plan. We received a weighted average exercise price of $8.782 per share aggregating $65,865 for these shares. These shares were substantially paid by the executive officers delivering to us common stock of the company that they already owned having an aggregate value of $62,987, with the difference paid in cash. On August 11, 2003 we issued 6,000 shares of our common stock to two of our executive officers upon their exercise of employee stock options issued under our 1997 Employee Stock Option Plan. We received a weighted average exercise price of $8.638 per share aggregating $51,828 for these shares. These shares were paid by the executive officers delivering to us common stock of the company that they already owned having an aggregate value of $43,167, with the difference paid in cash. These shares were issued in reliance on an exemption from registration under the Securities Act of 1933 based on Section 4(2) of that Act, and Regulation D issued under that Act.

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

    31   Rule 13a-14(a) Certifications

  32.1   Section 1350 Chief Executive Officer Certification

  32.2   Section 1350 Chief Financial Officer Certification

(b)  Reports of Form 8-K

     During the third quarter of 2003, the Company furnished the following report on Form 8-K:

          i) Dated July 9, 2003, pertaining to the Company's press release issued on July 9, 2003 reporting financial results and earnings for its second quarter of 2003

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 13, 2003.

                         MERCANTILE BANK CORPORATION

                         By: /s/ Gerald R. Johnson, Jr.
                             ------------------------------------------------
                         Gerald R. Johnson, Jr.
                         Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

                         By: /s/ Charles E. Christmas
                             ------------------------------------------------
                         Charles E. Christmas
                         Senior Vice President, Chief Financial Officer
                         and Treasurer
                         (Principal Financial and Accounting Officer)

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

     31          Rule 13a-14(a) Certifications

   32.1          Section 1350 Chief Executive Officer Certification

   32.2          Section 1350 Chief Financial Officer Certification