Form 10-K
period 2003-12-31
MERCANTILE BANK CORP
filed 2004-03-09
CIK 1042729

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  -------------

                                    FORM 10-K

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2003
                                       OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934
 For the transition period from __________________ to __________________________

                        Commission File Number 000-26719

                           MERCANTILE BANK CORPORATION
 -------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)



                               MICHIGAN                                                         38-3360865
-----------------------------------------------------------------------     ----------------------------------------------------
    (State or Other Jurisdiction of Incorporation or Organization)                 (IRS Employer Identification Number)


            5650 BYRON CENTER AVENUE SW, WYOMING, MICHIGAN                                         49509
-----------------------------------------------------------------------     ----------------------------------------------------
               (Address of Principal Executive Offices)                                         (Zip Code)


                                 (616) 406-3777
 -------------------------------------------------------------------------------
               (Registrant's Telephone Number including area code)

           Securities Registered Pursuant to Section 12(b) of the Act:

                                      NONE

          Securities Registered Pursuant to Section 12(g) of the Act:

                                  COMMON STOCK
                                (Title of Class)

          9.60% CUMULATIVE PREFERRED SECURITIES, $10 LIQUIDATION AMOUNT
  ----------------------------------------------------------------------------
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

         Indicate by check mark whether the Registrant is an accelerated filer
(as defined in Rule 12b-2 of the Exchange Act). YES  X   NO
                                                   -----    -----

           The aggregate value of the common equity held by non-affiliates (persons other than directors and executive officers) of the Registrant, computed by reference to the average of the closing bid and asked prices of the common stock as of the last business day of the Registrant's most recently completed second quarter, was approximately $179.7 million.

         As of February 10, 2004, there were issued and outstanding 6,813,472 shares of the Registrant's Common Stock.

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

         MBWM Capital Trust I ("the trust"), a business trust subsidiary, was formed in September 1999. Mercantile Bank Mortgage Company initiated business in October 2000 as a subsidiary of our bank, and was reorganized as Mercantile Bank Mortgage Company, LLC ("our mortgage company"), on January 1, 2004. On February 7, 2002, Mercantile BIDCO, Inc. ("our BIDCO"), a subsidiary of our bank, was granted a license by the Michigan Office of Financial and Insurance Services to operate as a Michigan Business and Industrial Development Company under the Michigan BIDCO Act of 1986. Mercantile Insurance Center, Inc. ("our insurance company"), a subsidiary of our bank, commenced operations during 2002 to offer insurance products. Mercantile Bank Real Estate Co., L.L.C., ("our real estate company"), a subsidiary of our bank, was organized on July 21, 2003, principally to develop, construct and own a new facility to be constructed in downtown Grand Rapids which will serve as our bank's new main office and Mercantile Bank Corporation's headquarters.

         To date we have raised capital from our initial public offering of common stock in October 1997, a public offering of common stock in July 1998, issuance of cumulative preferred securities in September 1999, three private placements of common stock during 2001, a public offering of common stock in August 2001 and a public offering of common stock in September 2003. Our expenses have generally been paid using the proceeds of the capital sales and dividends from our bank. Our principal source of future operating funds is expected to be dividends from our bank.

         We filed an election to become a financial holding company, pursuant to the Bank Holding Company Act, as amended by Title I of the Gramm-Leach-Bliley Act and implementing Federal Reserve Board regulations, which election became effective March 23, 2000.

OUR BANK

         Our bank is a state banking company that operates under the laws of the State of Michigan, pursuant to a charter issued by the Michigan Office of Financial and Insurance Services. Our bank's deposits are insured to the maximum extent permitted by law by the Federal Deposit Insurance Corporation ("FDIC"). Our bank's primary service area is the Kent and Ottawa County areas of West Michigan, which includes the City of Grand Rapids, the second largest city in the State of Michigan.

         Our bank, through its main office located at 216 North Division Avenue, Grand Rapids, Michigan, its combination branch and retail loan center located at 4613 Alpine Avenue, Comstock Park, Michigan, its combination branch and operations center located at 5610 Byron Center Avenue SW, Wyoming, Michigan, its branch located at 4860 Broadmoor, Kentwood, Michigan, its branch located at 3156 Knapp Street NE, Grand Rapids, Michigan and its administration facility located at 5650 Byron Center Avenue SW, Wyoming, Michigan, provides commercial and retail banking services primarily to small- to medium-sized businesses based in and around Grand Rapids. Our bank also has a loan production office located at 675 E. 16th Street, Holland, Michigan.

                                                                             2.

         Our bank makes secured and unsecured commercial, construction, mortgage and consumer loans, and accepts checking, savings and time deposits. Our bank owns five automated teller machines ("ATM") that participate in the MAC, NYCE and PLUS regional network systems, as well as other ATM networks throughout the country. Our bank also enables customers to conduct certain loan and deposit transactions by telephone and personal computer. Courier service is provided to certain commercial customers, and safe deposit facilities are available at all branch locations. Our bank does not have trust powers. In December 2001, our bank entered into a joint brokerage services and marketing agreement with Raymond James Financial Services, Inc. to make available to its customers financial planning, retail brokerage, equity research, insurance and annuities, retirement planning, trust services and estate planning.

THE TRUST

         In 1999 we formed the trust, a Delaware business trust. The trust's business and affairs are conducted by its property trustee, a Delaware trust company, and three individual administrative trustees who are employees and officers of the company. The trust was established for the purpose of issuing and selling its preferred securities and common securities, and used the proceeds from the sales of those securities to acquire subordinated debentures issued by the company. Substantially all of the net proceeds received by the company from the transaction were contributed to our bank as capital. Additional information regarding the trust is incorporated by reference to "Note 15 -- Subordinated Debentures" and "Note 17 -- Regulatory Matters" of the Consolidated Financial Statements included in this Annual Report on pages F-43 through F-45.

OUR MORTGAGE COMPANY

         Our mortgage company's predecessor, Mercantile Bank Mortgage Company, commenced operations on October 24, 2000 when our bank contributed most of its residential mortgage loan portfolio and participation interests in certain commercial mortgage loans to Mercantile Bank Mortgage Company. On the same date our bank also transferred its residential mortgage origination function to Mercantile Bank Mortgage Company. On January 1, 2004, Mercantile Bank Mortgage Company was reorganized as Mercantile Bank Mortgage Company, LLC, a newly established limited liability company, which is 99% owned by our bank and 1% owned by our BIDCO. Mortgage loans originated and held by our mortgage company are serviced by our bank pursuant to a servicing agreement.

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


                                                                             3.

OUR REAL ESTATE COMPANY

         Our real estate company was organized on July 21, 2003, principally to develop, construct and own a new facility to be constructed in downtown Grand Rapids which will serve as our bank's new main office and Mercantile Bank Corporation's headquarters. Our real estate company is 99% owned by our bank and 1% owned by our BIDCO.

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

         The Bank Holding Company Act limits the activities of bank holding companies that have not qualified as financial holding companies to banking and the management of banking organizations, and to certain non-banking activities. These non-banking activities include those activities that the Federal Reserve Board found, by order or regulation as of the day prior to enactment of the Gramm-Leach-Bliley Act, to be so closely related to banking as to be a proper incident to banking. These non-banking activities include, among other things: operating a mortgage company, finance company, credit card company or factoring company; performing certain data processing operations; providing certain investment and financial advice; acting as an insurance agent for certain types of credit-related insurance; leasing property on a full-payout, nonoperating basis; and providing discount securities brokerage services for customers. With the exception of the respective activities of our mortgage company and our BIDCO discussed above, neither we nor any of our subsidiaries engages in any of the foregoing non-banking activities.

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

         Those expanded activities include any activity which the Federal Reserve Board (in certain instances in consultation with the Department of the Treasury) determines, by order or regulation, to be financial in nature or incidental to such financial activity, or to be complementary to a financial activity and not to pose a substantial risk to the safety or soundness of depository institutions or the financial system generally. Such expanded activities include, among others: insuring, guaranteeing, or indemnifying against loss, harm, damage, illness, disability or death, or issuing annuities, and acting as principal, agent, or broker for such purposes; providing financial, investment, or economic advisory services, including advising a mutual fund; and underwriting, dealing in, or making a market in securities. Other than the insurance agency activities of our insurance company, neither we nor our subsidiaries presently engage in any such expanded activity.

         Our bank is subject to certain restrictions imposed by federal law and regulation. Among other things, these restrictions apply to any extension of credit to us or to our other subsidiaries, to investments in stock or other securities that we issue, to the taking of such stock or securities as collateral for loans to any borrower, and to acquisitions of assets or services from, and sales of certain types of assets to, us or our other subsidiaries. Federal law prevents us from borrowing from our bank unless the loans are secured in designated amounts with specified forms of collateral.

         With respect to the acquisition of banking organizations, we are generally required to obtain the prior approval of the Federal Reserve Board before we can acquire all or substantially all of the assets of any bank, or acquire ownership or control of any voting shares of any bank or bank holding company, if, after such acquisition, we would own or control more than 5% of the voting shares of the bank or bank holding company. Acquisitions of banking organizations across state lines are subject to certain restrictions imposed by Federal and state law and regulations.

EMPLOYEES

         As of December 31, 2003, we and our bank employed 139 full-time and 40 part-time persons. Management believes that relations with employees are good.

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

         The Board of Directors has delegated significant lending authority to officers of our bank. The Board of Directors believes this empowerment, supported by our strong credit culture and the significant experience of our commercial lending staff, makes us responsive to our customers. The loan policy currently specifies lending authority for certain officers up to $1.0 million, and $6.0 million for our bank's Chairman of the Board and its President and Chief Executive Officer; however, the $6.0 million lending authority is used only in rare circumstances where timing is of the essence. Generally, loan requests exceeding $2.5 million require approval by the Officers Loan Committee, and loan requests exceeding $3.0 million, up to the legal lending limit of approximately $29.7 million, require approval by the Board of Directors. In most circumstances we apply an in-house lending limit that is significantly less than our bank's legal lending limit.

LENDING ACTIVITY

         Commercial Loans. Our commercial lending group originates commercial loans and leases primarily in our market area. Commercial loans and leases are originated by 13 lenders, with almost 200 years of combined commercial lending experience, eight of whom have 15 years or more experience. Loans and leases are originated for general business purposes, including working capital, accounts receivable financing, machinery and equipment acquisition, and commercial real estate financing including new construction and land development.

         Working capital loans are often structured as a line of credit and are reviewed periodically in connection with the borrower's year-end financial reporting. These loans are generally secured by substantially all of the assets of the borrower, and have an interest rate tied to the national prime rate. Loans and leases for machinery and equipment purposes typically have a maturity of three to five years and are fully amortizing, while commercial real estate loans are usually written with a five-year maturity and amortized over a 15 year period. Commercial loans and leases typically have an interest rate that is fixed to maturity or is tied to the national prime rate.

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

         Loans and leases are placed in a nonaccrual status when, in the opinion of management, uncertainty exists as to the ultimate collection of principal and interest. As of December 31, 2003, loans and leases placed in nonaccrual status totaled $0.2 million, or 0.02% of total loans. In addition, loans and leases past due 90 days or more and still accruing interest totaled $1.6 million, or 0.15% of total loans and leases. As of December 31, 2003, there were no other significant loans and leases where known information about credit problems of borrowers warranted the placing of the loans or leases in a nonaccrual status. Management is not aware of any potential problem credits that could have a material adverse effect on our operating results, liquidity, or capital resources.

         Additional detail and information relative to the loan and lease portfolio is incorporated by reference to Management's Discussion and Analysis of Financial Condition and Results of Operation ("Management's Discussion and Analysis") beginning on Page F-4 and Note 3 of the Consolidated Financial Statements on pages F-33 and F-34 included in this Annual Report.

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


                                                                             7.

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

         Additional detail regarding the allowance is incorporated by reference to Management's Discussion and Analysis beginning on Page F-4 and Note 3 of the Consolidated Financial Statements of the Company on pages F-33 and F-34 included in this Annual Report.

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

         Our bank may invest its funds in a wide variety of debt instruments and may participate in the federal funds market with other depository institutions. Subject to certain exceptions, our bank is prohibited from investing in equity securities. Among such permitted equity investments are shares of a subsidiary insurance agency, mortgage company, real estate company, or Michigan business and industrial development company, such as our insurance company, our mortgage company, our real estate company, or our BIDCO. Under another such exception, in certain circumstances and with the prior approval of the FDIC, our bank could invest up to 10% of its total assets in the equity securities of a subsidiary corporation engaged in the acquisition and development of real property for sale, or the improvement of real property by construction or rehabilitation of residential or commercial units for sale or lease. Our bank has no present plans to make such an investment. Real estate acquired by our bank in satisfaction of or foreclosure upon loans may be held by our bank. Our bank is also permitted to invest in such real estate as is necessary for the convenient transaction of its business. Our bank's Board of Directors may alter the investment policy without shareholder approval at any time.

         Additional detail and information relative to the securities portfolio is incorporated by reference to Management's Discussion and Analysis beginning at Page F-4 and Note 2 of the Consolidated Financial Statements on pages F-31 through F-33 included in this Annual Report.

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


ITEM 2.  PROPERTIES

         Our bank leases a one story building in downtown Grand Rapids, Michigan for use as its main office. This building is of masonry construction and has approximately 11,000 square feet of usable space with on-site parking. The lease for this facility, which commenced in 1997, has an initial term of ten years and our bank has four, five-year renewal options. The address of this facility is 216 North Division Avenue, Grand Rapids, Michigan.

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

                                                                             9.

         During 2001 our bank designed and constructed two facilities on a 4-acre parcel of land located in the City of Wyoming, a southwest suburb of Grand Rapids. The land had been purchased by our bank in 2000. The larger of the two buildings is a full service branch and operations facility which opened in September of 2001. The facility is two-stories, of masonry construction, and has approximately 25,000 square feet of usable space. The facility is owned by our bank, and has multiple drive-through lanes and ample parking space. The address of this facility is 5610 Byron Center Avenue SW, Wyoming, Michigan. The other building, a single-story facility of masonry construction with approximately 7,000 square feet of usable space, accommodates the company's and bank's administration function. This facility is also owned by the bank. The address of this facility is 5650 Byron Center Avenue SW, Wyoming, Michigan.

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

         During 2003 our bank designed and constructed a full service branch in the northeast quadrant of the City of Grand Rapids. The land had been purchased by our bank in 2002. The facility is one story, of masonry construction, and has approximately 3,500 square feet of usable space. The facility is owned by our bank, and has multiple drive-through lanes and ample parking space. The address of this facility is 3156 Knapp Street NE, Grand Rapids, Michigan.

         During 2003 our bank designed and started construction of a new four-story facility located approximately two miles north from the center of downtown Grand Rapids. This facility will serve as the new location for our bank's current downtown facility located on North Division Avenue, with all existing functions and employees at that location ultimately transferring to this new facility upon completion. Currently, the North Division Avenue facility serves as our bank's main office, and houses our bank's commercial lending and review function, a full service branch, portions of our bank's retail lending and business development function and our bank's brokerage operation. The new facility will also house our bank's loan operations function, which is currently located at our facility on Alpine Avenue NW, as well as the company's and bank's administration function currently located in Wyoming, Michigan. The facility will consist of approximately 55,000 square feet of usable space and contain multiple drive-through lanes with ample parking. Anticipated opening date is the latter part of 2005. The address is 1155 Front Street NW, Grand Rapids, Michigan.

         During 2003 our bank designed and started construction of a new two-story facility located in Holland, Michigan. This facility will serve as the new location for our bank's current loan production office located in Holland. In addition, the facility will serve as a full service banking center for the Holland area, including commercial lending, retail lending and a full service branch. The facility will consist of approximately 30,000 square feet of usable space and contain multiple drive-through lanes with ample parking. Anticipated opening date is the latter part of 2004. The address is 880 East 16th Street, Holland, Michigan.


ITEM 3.           LEGAL PROCEEDINGS

         From time to time, we may be involved in various legal proceedings that are incidental to our business. In the opinion of management, we are not a party to any current legal proceedings that are material to our financial condition, either individually or in the aggregate.


ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

       Our Common Stock is quoted on the Nasdaq National Market under the symbol "MBWM". At February 1, 2004, there were 243 record holders of our common stock. In addition, we estimate that there were approximately 3,000 beneficial owners of our common stock who own their shares through brokers or banks.

       The following table shows the high and low bid prices for our common stock as reported by the Nasdaq National Market for the periods indicated, and the quarterly cash dividends paid by us during those periods. The prices do not include retail mark-up, mark-down or commission, but have been adjusted for the 5% stock dividends paid on February 3, 2003, and February 1, 2002.




                                                    HIGH          LOW     DIVIDEND
                                                 ---------    ---------   --------
      2003
      First Quarter............................  $   26.65    $   21.87   $  0.08
      Second Quarter...........................      28.82        23.85      0.08
      Third Quarter............................      34.31        28.05      0.08
      Fourth Quarter...........................      37.30        31.55      0.08

      2002
      First Quarter............................  $   19.52    $   16.86   $     -
      Second Quarter...........................      22.02        18.57         -
      Third Quarter............................      21.14        16.10         -
      Fourth Quarter...........................      22.76        17.86         -



         Holders of our common stock are entitled to receive dividends that the Board of Directors may declare from time to time. We may only pay dividends out of funds that are legally available for that purpose. We are a holding company and substantially all of our assets are held by our subsidiaries. Our ability to pay dividends to our shareholders depends primarily on our bank's ability to pay dividends to us. Dividend payments and extensions of credit to us from our bank are subject to legal and regulatory limitations, generally based on capital levels and current and retained earnings imposed by law and regulatory agencies with authority over our bank. The ability of our bank to pay dividends is also subject to its profitability, financial condition, capital expenditures and other cash flow requirements. In addition, under the terms of our 9.60% junior subordinated debentures due 2029, we would be precluded from paying dividends on our common stock if we were in default under the debentures and did not take reasonable steps to cure the default, if we exercised our right to defer payments of interest on the debentures, or if certain related defaults occurred.

         On January 6, 2004, we declared a $0.09 per share cash dividend on our common stock, payable on March 10, 2004 to record holders as of February 10, 2004. We currently expect to continue to pay a quarterly cash dividend, although there can be no assurance that we will continue to do so.


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


ITEM 8.           FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The Consolidated Financial Statements, Notes to Consolidated Financial Statements and the Report of Independent Public Accountants on pages F-22 through F-48 in this Annual Report are incorporated here by reference.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None



ITEM 9A.          CONTROLS AND PROCEDURES

         As of December 31, 2003, an evaluation was performed under the supervision of and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of December 31, 2003. There have been no significant changes in our internal controls over financial reporting during the quarter ended December 31, 2003, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.




                                    PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The information presented under the captions "Information about Directors, Nominees and Executive Officers" and "Section 16(a) Beneficial Ownership Compliance" in the definitive Proxy Statement of Mercantile for its April 22, 2004 Annual Meeting of Shareholders (the "Proxy Statement"), a copy of which will be filed with the Securities and Exchange Commission before the meeting date, is incorporated here by reference.

         We have a separately-designated standing audit committee established in accordance with Section 3(a)(58)(A) of the Securities Exchange Act of 1934. The members of the Audit Committee consist of Betty S. Burton, David M. Cassard, C. John Gill and David M. Hecht. The Board of Directors has determined that Mr. Cassard, a member of the Audit Committee, is qualified as an audit committee financial expert, as that term is defined in the rules of the Securities and Exchange Commission. Mr. Cassard is independent, as independence for audit committee members is defined in the listing standards of the Nasdaq Stock Market and the rules of the Securities and Exchange Commission.

         We have adopted a Code of Ethics that applies to all of our directors, officers and employees, including our principal executive officer, principal financial officer, principal accounting officer or controller, and persons performing similar functions. The Code of Ethics is posted on our website (www.mercbank.com). We intend to post amendments to or waivers from our Code of Ethics, of the type referred to in Item 10 of Form 8-K, to the extent applicable to our principal executive officer, principal financial officer, principal accounting officer or controller, and persons performing similar functions, on our website.

ITEM 11.          EXECUTIVE COMPENSATION

         The information presented under the captions "Director Compensation," "Compensation Committee Interlocks and Insider Participation," "Summary Compensation Table," "Option Grants in 2003," "Aggregated Stock Option Exercises in 2003 and Year End Option Values" and "Employment Agreements", in the Proxy Statement is incorporated here by reference.


ITEM 12.         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information presented under the captions "Stock Ownership of Certain Beneficial Owners and Management" and "Equity Plan Compensation Information" in the Proxy Statement is incorporated here by reference.


ITEM 13.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information presented under the caption "Certain Transactions" in the Proxy Statement is incorporated here by reference.


ITEM 14.          PRINCIPAL ACCOUNTANT FEES AND SERVICES

         The information presented under the caption "Fees to Independent Auditors for 2003 and 2002" in the Proxy Statement is incorporated here by reference.



                                     PART IV

ITEM 15.          EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
                  FORM 8-K

(a) (1) Financial Statements. The following financial statements and report of independent public accountants of Mercantile Bank Corporation and its subsidiaries are filed as part of this report:

        Report of Independent Public Accountants dated January 22, 2004

        Consolidated Balance Sheets --- December 31, 2003 and 2002

        Consolidated Statements of Income for each of the three years in the period ended December 31, 2003

        Consolidated Statements of Changes in Shareholders' Equity for each of the three years in the period ended December 31, 2003

        Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 2003

        Notes to Consolidated Financial Statements

        The financial statements, the notes to financial statements, and the report of independent public accountants listed above are incorporated by reference in Item 8 of this report.

    (2) Financial Statement Schedules

        Not applicable

(b)      Reports on Form 8-K

         Dated October 7, 2003, pertaining to our press release issued on October 7, 2003 reporting financial results and earnings for the third quarter of 2003.

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

           10.5 Extension Agreement of Data Processing Contract between Fiserve Solutions, Inc. and our bank dated November 22, 2002 extending the agreement between Fiserve Solutions, Inc. and our bank dated September 10, 1997, is incorporated by reference to exhibit 10.5 of our Form 10-K for the fiscal year ended December 31, 2002 (Commission File No. 000-26719)

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

        EXHIBIT NO.                    EXHIBIT DESCRIPTION
        -----------                    -------------------
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

           10.12 Amended and Restated Employment Agreement dated as of October 18, 2001, among the company, our bank and Gerald
                     R. Johnson, Jr., is incorporated by reference to exhibit
                     10.21 of our Form 10-K for the fiscal year ended December 31, 2001 (Commission File No. 000-26719) (management contract or compensatory plan)

           10.13 Amended and Restated Employment Agreement dated as of October 18, 2001, among the company, our bank and Michael
                     H. Price, is incorporated by reference to exhibit 10.22 of our Form 10-K for the fiscal year ended December 31, 2001 (Commission File No. 000-26719) (management contract or compensatory plan)

           10.14 Employment Agreement dated as of October 18, 2001, among the company, our bank and Robert B. Kaminski, is incorporated by reference to exhibit 10.23 of our Form 10-K for the fiscal year ended December 31, 2001 (Commission File No. 000-26719) (management contract or compensatory plan)

           10.15 Employment Agreement dated as of October 18, 2001, among the company, our bank and Charles E. Christmas, is incorporated by reference to exhibit 10.23 of our Form 10-K for the fiscal year ended December 31, 2001 (Commission File No. 000-26719) (management contract or compensatory plan)

           10.16 Amendment to Employment Agreement dated as of October 17, 2002, among the company, our bank and Gerald R. Johnson, Jr., is incorporated by reference to exhibit 10.21 of our Form 10-K for the fiscal year ended December 31, 2002 (management contract or compensatory plan)

           10.17 Amendment to Employment Agreement dated as of October 17, 2002, among the company, our bank and Michael H. Price, is incorporated by reference to exhibit 10.22 of our Form 10-K for the fiscal year ended December 31, 2002 (management contract or compensatory plan)

        EXHIBIT NO.                   EXHIBIT DESCRIPTION
        -----------                   -------------------

           10.18 Amendment to Employment Agreement dated as of October 17, 2002, among the company, our bank and Robert B. Kaminski, is incorporated by reference to exhibit 10.23 of our Form 10-K for the fiscal year ended December 31, 2002 (management contract or compensatory plan)

           10.19 Amendment to Employment Agreement dated as of October 17, 2002, among the company, our bank and Charles E. Christmas, is incorporated by reference to exhibit 10.24 of our Form 10-K for the fiscal year ended December 31, 2002 (management contract or compensatory plan)

           10.20 Agreement between our bank and Visser Brothers Construction Inc. dated May 8, 2002, on Standard Form of Agreement Between Owner and Contractor where the basis of payment is a stipulated sum, is incorporated by reference to exhibit 10.25 of our Form 10-K for the fiscal year ended December 31, 2002

           10.21 Mercantile Bank Corporation Independent Director Stock Option Plan, approved by the shareholders at the annual meeting on April 18, 2002, is incorporated by reference to exhibit 10.26 of our Form 10-K for the fiscal year ended December 31, 2002

           10.22 Agreement between our real estate company and Visser Brothers, Inc. dated November 20, 2003, on Standard Form of Agreement Between Owner and Contractor where the basis of payment is a stipulated sum

           10.23 Agreement between our bank and Rockford Construction Company, Inc., dated December 3, 2003, on Standard Form of Agreement Between Owner and Contractor where the basis of payment is a stipulated sum

            21        Subsidiaries of the company

            23        Consent of Independent Accountants

            31        Rule 13a-14(a) Certifications

           32.1       Section 1350 Chief Executive Officer Certification

           32.2       Section 1350 Chief Financial Officer Certification



(d)      Financial Statements Not Included In Annual Report

         Not applicable

                           MERCANTILE BANK CORPORATION

                        CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2003 and 2002

                           MERCANTILE BANK CORPORATION

                        CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2003 and 2002






                                    CONTENTS






SELECTED FINANCIAL DATA.....................................................................................    F-3

MANAGEMENT'S DISCUSSION AND ANALYSIS........................................................................    F-4

REPORT OF INDEPENDENT AUDITORS..............................................................................   F-22


CONSOLIDATED FINANCIAL STATEMENTS

     CONSOLIDATED BALANCE SHEETS............................................................................   F-23

     CONSOLIDATED STATEMENTS OF INCOME......................................................................   F-24

     CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY.............................................   F-25

     CONSOLIDATED STATEMENTS OF CASH FLOWS..................................................................   F-26

     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.............................................................   F-27


                             SELECTED FINANCIAL DATA



                                                          2003          2002          2001         2000          1999
                                                      ----------    ----------    ----------    ----------    ----------
                                                                      (In thousands except per share data)
CONSOLIDATED RESULTS OF OPERATIONS:
Interest income                                       $   54,658    $   47,632    $   44,619    $   36,835    $   22,767
Interest expense                                          23,347        23,978        28,201        24,560        13,330
                                                      ----------    ----------    ----------    ----------    ----------
Net interest income                                       31,311        23,654        16,418        12,275         9,437
Provision for loan and lease losses                        3,800         3,002         2,370         1,854         1,961
Noninterest income                                         4,361         3,053         1,879         1,192           847
Noninterest expense                                       18,071        12,781         9,454         7,515         5,888
                                                      ----------    ----------    ----------    ----------    ----------
Income before income tax expense and cumulative
   effect of change in accounting principle               13,801        10,924         6,473         4,098         2,435
Income tax expense                                         3,785         3,167         1,990         1,303           292
                                                      ----------    ----------    ----------    ----------    ----------
Income before cumulative effect of change in
   accounting principle                                   10,016         7,757         4,483         2,795         2,143
Cumulative effect of change in accounting principle            0             0             0             0           (42)
                                                      ----------    ----------    ----------    ----------    ----------
Net income                                            $   10,016    $    7,757    $    4,483    $    2,795    $    2,101
                                                      ==========    ==========    ==========    ==========    ==========

CONSOLIDATED BALANCE SHEET DATA:

Total assets                                          $1,202,832    $  921,855    $  698,682    $  512,746    $  368,037
Cash and cash equivalents                                 16,564        28,117        19,938        18,102        13,650
Securities                                               121,510        96,893        78,818        60,457        41,957
Loans and leases, net of deferred fees                 1,035,963       771,554       587,248       429,804       308,006
Allowance for loan and lease losses                       14,379        10,890         8,494         6,302         4,620
Bank owned life insurance policies                        16,441        14,876         3,991             0             0

Deposits                                                 902,892       754,113       569,077       425,740       294,829
Securities sold under agreements to repurchase            49,545        50,335        36,485        32,151        26,607
Federal Home Loan Bank advances                           90,000        15,000             0             0             0
Subordinated debentures                                   16,000        16,000        16,000        16,000        16,000
Shareholders' equity                                     130,201        79,834        71,463        31,854        27,968

CONSOLIDATED FINANCIAL RATIOS:

Return on average assets                                    0.96%         0.97%         0.74%         0.63%         0.71%
Return on average shareholders' equity                     10.61%        10.30%         9.05%         9.48%         7.70%

Nonperforming loans and leases to loans and leases          0.17%         0.10%         0.24%         0.02%         0.00%
Allowance for loan and lease losses to loans                1.39%         1.41%         1.45%         1.47%         1.50%

Tier 1 leverage capital                                    12.49%        10.72%        13.00%         8.59%        10.88%
Tier 1 leverage risk-based capital                         12.60%        10.85%        13.00%         8.59%        10.64%
Total risk-based capital                                   13.84%        12.10%        14.25%        10.97%        13.67%

PER SHARE DATA:

Net Income:
     Basic before cumulative effect of change
        in accounting principle                       $     1.73    $     1.43    $     1.11    $     0.98    $     0.75
     Diluted before cumulative effect of change
        in accounting principle                             1.69          1.41          1.10          0.97          0.74
     Basic                                                  1.73          1.43          1.11          0.98          0.73
     Diluted                                                1.69          1.41          1.10          0.97          0.72

Book value at end of period                                19.13         14.77         13.22         11.10          9.77
Dividends declared                                          0.32            NA            NA            NA            NA

NA -- Not Applicable


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



INTRODUCTION

This Management's Discussion and Analysis should be read in conjunction with the consolidated financial statements contained herein. This discussion provides information about the consolidated financial condition and results of operations of Mercantile Bank Corporation and its subsidiaries, Mercantile Bank of West Michigan ("our bank") and MBWM Capital Trust I ("the trust"), and of Mercantile Bank Mortgage Company, LLC ("our mortgage company"), Mercantile BIDCO, Inc. ("our BIDCO"), Mercantile Bank Real Estate Co., L.L.C. ("our real estate company") and Mercantile Insurance Center, Inc. (our insurance company"), subsidiaries of our bank. Unless the text clearly suggests otherwise, references to "us," "we," "our," or "the company" include Mercantile Bank Corporation and its wholly-owned subsidiaries referred to above.

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

Our mortgage company's predecessor, Mercantile Bank Mortgage Company, was formed to increase the profitability and efficiency of the company's mortgage loan operations. Mercantile Bank Mortgage Company initiated business on October 24, 2000 from our bank's contribution of most of its residential mortgage loan portfolio and participation interests in certain commercial mortgage loans. On the same date our bank had also transferred its residential mortgage origination function to Mercantile Bank Mortgage Company. On January 1, 2004, Mercantile Bank Mortgage Company was reorganized as Mercantile Bank Mortgage Company, LLC, a newly established limited liability company. Mortgage loans originated and held by our mortgage company are serviced by our bank pursuant to a servicing agreement.

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

Our real estate company was organized on July 21, 2003, principally to develop, construct and own a new facility to be constructed in downtown Grand Rapids which will serve as our bank's new main office and Mercantile Bank Corporation's headquarters.



FINANCIAL CONDITION

We continued to experience significant asset growth during 2003. Assets increased from $921.9 million on December 31, 2002 to $1,202.8 million on December 31, 2003. This represents an increase in total assets of $280.9 million, or 30.5%. The increase in total assets was primarily comprised of a $260.9 million increase in net loans and a $24.6 million increase in securities. The increase in assets was primarily funded by a $148.8 million increase in deposits, a $75.0 million increase in Federal Home Loan Bank advances and a $50.4 million increase in shareholder's equity.

EARNING ASSETS
Average earning assets equaled 95.2% of average total assets during 2003, compared to 95.5% during 2002. Although we experienced significant asset growth during 2003, the asset composition remained relatively constant. The loan portfolio continued to comprise a majority of earning assets, followed by securities, federal funds sold, and short-term investments.

Our loan and lease portfolio, which equaled 88.9% of average earnings assets during 2003, is primarily comprised of commercial loans and leases. Constituting 93.9% of average loans and leases and growing by $232.9 million during 2003, the commercial loan and lease portfolio represent loans to business interests generally located within our market area. Approximately 67% of the commercial loan and lease portfolio is primarily secured by real estate properties, with the remaining generally secured by other business assets such as accounts receivable, inventory, and equipment. The continued significant concentration of the loan and lease portfolio in commercial loans and leases and the rapid growth of this portion of our lending business are consistent with our strategy of focusing a substantial amount of our efforts on "wholesale" banking. Corporate and business lending continues to be an area of expertise for our senior management team, and our 13 commercial lenders have almost 200 years of combined commercial lending experience, eight of whom have 15 years or more experience. Of each of the loan categories that we originate, commercial loans and leases are most efficiently originated and managed, thus limiting overhead costs by necessitating the attention of fewer full-time employees. Our commercial lending business generates the greatest amount of local deposits and is virtually our only source of significant demand deposits.

Residential mortgage and consumer lending, while averaging only 6.1% of average loans during 2003, also experienced excellent growth; however, while we expect the residential mortgage loan and consumer loan portfolios to increase in future periods, given our wholesale banking strategy, the commercial sector of the lending efforts and resultant assets are expected to remain the dominant loan portfolio category.

The following tables present the maturity of total loans outstanding, as of December 31, 2003, according to scheduled repayments of principal on fixed rate loans and repricing frequency on variable rate loans. Floating rate loans that have reached interest rate floors are treated as fixed rate loans.



                                                         0-1              1-5          After 5
                                                        Year             Years          Years             Total
                                                 ---------------  ----------------  -------------  ----------------
   Construction and land development             $    66,327,000  $     45,959,000  $   5,363,000  $    117,649,000
   Real estate -- secured by 1-4 family
      properties                                      49,044,000        33,040,000     10,255,000        92,339,000
   Real estate -- secured by multi-family
      properties                                       2,090,000        17,898,000      8,962,000        28,950,000
   Real estate -- secured by
     nonresidential properties                       142,692,000       305,449,000     36,939,000       485,080,000
   Commercial                                        228,423,000        74,619,000      1,758,000       304,800,000
   Leases                                                      0         2,309,000              0         2,309,000
   Consumer                                            1,830,000         2,938,000         68,000         4,836,000
                                                 ---------------  ----------------  -------------  ----------------

                                                 $   490,406,000  $    482,212,000  $  63,345,000  $  1,035,963,000
                                                 ===============  ================  =============  ================

   Fixed rate loans                              $    41,939,000  $    481,152,000  $  63,345,000  $    586,436,000
   Floating rate loans                               448,467,000         1,060,000              0       449,527,000
                                                 ---------------  ----------------  -------------  ----------------

                                                 $   490,406,000  $    482,212,000  $  63,345,000  $  1,035,963,000
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

The quality of our loan portfolio remains strong, with past due loans and net loan charge-offs well below banking industry averages during 2003. As of December 31, 2003, past due loans and nonaccrual loans and leases totaled $1.8 million, or 0.17% of total loans and leases. At December 31, 2002, past due and nonaccrual loans totaled $0.8 million, or 0.10% of total loans. Net loan and lease charge-offs during 2003 totaled $311,000, or 0.04% of average total loans and leases. During 2002 net loan and lease charge-offs totaled $606,000, or 0.09% of average total loans and leases. Over 98% of the loan portfolio consists of loans extended directly to companies and individuals doing business and residing within our market area. The remaining portion is comprised of commercial loans participated with certain unaffiliated commercial banks outside the immediate area, which are underwritten using the same loan criteria as though our bank was the originating bank.

The following table summarizes changes in the allowance for loan and lease losses.



                                                                             Years ended December 31,
                                                                     2003              2002               2001
                                                              ----------------    --------------    ---------------
Loans and leases outstanding at year-end                      $ 1,035,963,000     $  771,554,000    $   587,248,000
                                                              ===============     ==============    ===============

Daily average balance of loans and leases outstanding         $   887,512,000     $  669,781,000    $   500,965,000
                                                              ===============     ==============    ===============

Balance of allowance at beginning of year                     $    10,890,000     $    8,494,000    $     6,302,000

Loans and leases charged-off:
     Commercial, financial and agricultural                          (471,000)          (696,000)          (247,000)
     Construction and land development                                      0                  0                  0
     Leases                                                                 0                  0                  0
     Residential real estate                                          (26,000)                 0             (4,000)
     Installment loans to individuals                                 (99,000)           (10,000)            (1,000)
                                                              ----------------    --------------    ---------------
         Total loans charged-off                                     (596,000)          (706,000)          (252,000)

Recoveries of previously charged-off loans and leases:
     Commercial, financial and agricultural                           257,000             78,000             73,000
     Construction and land development                                      0                  0                  0
     Leases                                                                 0                  0                  0
     Residential real estate                                           22,000              4,000                  0
     Installment loans to individuals                                   6,000             18,000              1,000
                                                              ---------------     --------------    ---------------
         Total recoveries                                             285,000            100,000             74,000
                                                              ---------------     --------------    ---------------

         Net charge-offs                                             (311,000)          (606,000)          (178,000)

Provision for loan and leases losses                                3,800,000          3,002,000          2,370,000
                                                              ---------------     --------------    ---------------

Balance of the allowance at year-end                          $    14,379,000     $   10,890,000    $     8,494,000
                                                              ===============     ==============    ===============

Ratio of net charge-offs during period to average
  loans and leases outstanding during the period                     (0.04)%            (0.09)%              (0.04)%
                                                               ============       ============      ==============

Ratio of allowance to loans and leases outstanding
  at end of period                                                    1.39%              1.41%                1.45%
                                                               ===========        ===========       ==============



In each accounting period the allowance for loan and lease losses ("allowance") is adjusted to the amount believed necessary to maintain the allowance at adequate levels. Through the loan review and credit departments, we attempt to allocate specific portions of the allowance based on specifically identifiable problem loans and leases. The evaluation of the allowance is further based on, although not limited to, consideration of the internally prepared Loan Loss Reserve Analysis ("Reserve Analysis"), composition of the loan and lease portfolio, third party analysis of the loan and lease administration processes and portfolio and general economic conditions. In addition, the rapid commercial loan and lease growth is taken into account.

The Reserve Analysis, used since the inception of our bank and completed monthly, applies reserve allocation factors to outstanding loan and lease balances to calculate an overall allowance dollar amount. For commercial loans and leases, which continue to comprise a vast majority of our total loans, reserve allocation factors are based upon the loan ratings as determined by our loan rating paradigm that is administered by our loan review function. For retail loans, reserve allocation factors are based upon the type of credit. Adjustments for specific loan relationships, including impaired loans, are made on a case-by-case basis. The reserve allocation factors are primarily based on the experience of senior management making similar loans in the same community for over 15 years. The Reserve Analysis is reviewed regularly by senior management and the Board of Directors and is adjusted periodically based upon identifiable trends and experience.

The following table illustrates the breakdown of the allowance balance to loan type (dollars in thousands).



                                                               2 0 0 3                            2 0 0 2
                                                               -------                            -------

               Balance at End                                    Percent of Loans                    Percent of Loans
                  of Period                                      in each Category                    in each Category
                Applicable to                          Amount     to Total Loans          Amount     to Total Loans
                -------------                          ------     --------------          ------     --------------
     Commercial, financial and agricultural          $  12,220         79.0%            $   9,188         77.9%
     Construction and land development                   1,571         11.4                 1,143         13.5
     Leases                                                 26          0.2                    11          0.1
     Residential real estate                               450          8.9                   443          7.9
     Installment loans to individuals                      112          0.5                   105          0.6
     Unallocated                                             0           NA                     0           NA
                                                     ---------       ------             ---------       ------

                                                     $  14,379        100.0%            $  10,890        100.0%
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

The securities portfolio also experienced significant growth during 2003, increasing from $96.9 million on December 31, 2002 to $121.5 million at December 31, 2003. During 2003, the securities portfolio equaled 10.1% of average earning assets. We maintain the portfolio at levels to provide adequate pledging for the repurchase agreement program and secondary liquidity for our daily operations. In addition, the portfolio serves a primary interest rate risk management function. At December 31, 2003, the portfolio was comprised of high credit quality municipal general obligation and revenue bonds (37%), U.S. Government Agency issued and guaranteed mortgage-backed securities (31%), U.S. Government Agency issued bonds (28%) and Federal Home Loan Bank stock (4%).

All securities, with the exception of tax-exempt municipal bonds, have been designated as "available for sale" as defined in Financial Accounting Standards Board Standard (SFAS) No. 115, Accounting for Certain Investments in Debt and Equity Securities. Securities designated as available for sale are stated at fair value, with the unrealized gains and losses, net of income tax, reported as a separate component of shareholders' equity in accumulated other comprehensive income. The fair value of securities designated as available for sale at December 31, 2003 and 2002 was $71.4 million and $59.6 million, respectively. The net unrealized gain recorded at December 31, 2003 and 2002, was $0.3 million and $1.6 million, respectively. All tax-exempt municipal bonds have been designated as "held to maturity" as defined in SFAS No. 115, and are stated at amortized cost. As of December 31, 2003 and 2002, held to maturity securities had an amortized cost of $45.1 million and $36.5 million and a fair value of $47.1 million and $38.0 million, respectively.

The following table shows by class of maturities as of December 31, 2003, the amounts and weighted average yields of investment securities (1):



                                                                     Carrying          Average
                                                                      Value             Yield
                                                                      -----             -----
                                                                       (Dollars in thousands)


     U.S. Treasury securities and obligations of U.S.
       Government agencies and corporations
         One year or less                                        $            0          NA
         Over one through five years                                          0          NA
         Over five through ten years                                 33,077,000         4.87%
         Over ten years                                               1,001,000         5.37
                                                                 --------------       ------
                                                                     34,078,000         4.89
     Obligations of states and political subdivisions
         One year or less                                             1,156,000         6.86
         Over one through five years                                  4,709,000         6.79
         Over five through ten years                                  8,746,000         6.88
         Over ten years                                              30,501,000         6.77
                                                                 --------------       ------
                                                                     45,112,000         6.79

     Mortgage-backed securities                                      37,343,000         4.68
                                                                 --------------       ------

                                                                 $  116,533,000         5.56%
                                                                 ==============       ======



(1) Yields on tax-exempt securities are computed on a fully taxable-equivalent basis.

Federal funds sold, consisting of excess funds sold overnight to correspondent banks, are used to manage daily liquidity needs and interest rate sensitivity. During 2003, the average balance of these funds equaled 0.5% of average earning assets. This level is well within our internal policy guidelines and is not expected to change significantly in the future.

Cash and cash equivalents declined from $28.1 million at December 31, 2002, to $16.6 million on December 31, 2003, a decrease of $11.5 million. The decrease was primarily the result of a federal funds purchased position of $6.0 million at December 31, 2003 compared to a federal funds sold position of $4.5 million on December 31, 2002, and a smaller than average outgoing cash letter on the last day of 2003. In general, our commercial lending and wholesale funding focus results in relatively large day-to-day fluctuations of our cash and cash equivalent balances. The average balance of cash and cash equivalents during 2003 equaled $28.7 million.

Net premises and equipment increased from $12.2 million at December 31, 2002, to $15.3 million on December 31, 2003, an increase of $3.1 million. The increase primarily reflects the land purchase and initial design and construction costs associated with our planned new main office in downtown Grand Rapids and our new banking facility in Holland.

SOURCE OF FUNDS
Our major source of funds is from deposits and Federal Home Loan Bank ("FHLB") advances. Total deposits increased from $754.1 million at December 31, 2002, to $902.9 million on December 31, 2003, an increase of $148.8 million, or 19.7%. Included within these numbers is the success we achieved in generating deposit growth from customers located within the market area during 2003. Local deposits increased from $241.6 million at December 31, 2002, to $311.3 million on December 31, 2003, an increase of $69.7 million, or 28.8. Despite this success in obtaining funds from local customers, the substantial asset growth has necessitated the continued acquisition of funds from depositors outside of the market area and FHLB advances. Out-of-area deposits increased from $512.5 million at December 31, 2002, to $591.6 million on December 31, 2003, an increase of $79.1 million, or 15.4%. FHLB advances increased from $15.0 million at December 31, 2002, to $90.0 million on December 31, 2003, an increase of $75.0 million. At December 31, 2003, local deposits and securities sold under agreements to repurchase ("repurchase agreements") equaled 34.4% of funding liabilities, compared to 35.6% on December 31, 2002.

During 2003 we experienced significant growth in our check-writing deposit accounts, which include noninterest-bearing demand accounts, interest-bearing checking accounts and money market deposit accounts. In aggregate these deposit types grew $20.0 million, or 20.2%. Leading the growth were noninterest-bearing demand accounts. Comprised primarily of business loan customers, noninterest-bearing demand accounts grew $14.2 million, or 22.7%, and equaled 6.6% of average total liabilities during 2003. Interest-bearing checking accounts increased $6.1 million, or 21.7%, and equaled 3.0% of average total liabilities during 2003. Money market deposit accounts decreased $0.3 million, or 3.5%, and equaled 0.9% of average total liabilities during 2003. Business loan customers also comprise the majority of interest-bearing checking and money market deposit accounts, although to a lesser extent than noninterest-bearing checking accounts. Pursuant to Federal law and regulations, incorporated businesses may not own interest-bearing checking accounts and transactions from money market accounts are limited. We anticipate continued growth of our check-writing deposit accounts as additional business loans are extended and through the efforts of our branch network and business development activities.

During 2003, savings account balances recorded an increase of $32.2 million, or 46.4%, and equaled 12.1% of average total liabilities. Business loan customers also comprise the majority of savings account holders, although to a lesser extent than check-writing accounts. We anticipate an increase in savings account balances as additional business loans are extended and through the efforts of our branch network and business development activities.

Certificates of deposit purchased by customers located within the market area increased during 2003, growing from $73.0 million at December 31, 2002, to $90.5 million on December 31, 2003, a growth rate of 24.0%. These deposits accounted for 9.8% of average total liabilities during 2003. The growth was primarily attributable to individuals and municipalities. The increase in local municipality certificates of deposit has been facilitated by our qualifying for funds from new municipal customers and additional funds from existing customers through a combination of our asset growth and increased profitability as measured by the municipalities' investment policy guidelines, and is a trend that we expect to continue.

During 2003 certificates of deposit obtained from customers located outside of the market area increased by $79.1 million, and represented 58.5% of average total liabilities during 2003. At December 31, 2003, out-of-area deposits totaled $591.6 million. Out-of-area deposits consist primarily of certificates of deposit placed by deposit brokers for a fee, but also include certificates of deposit obtained from the deposit owners directly. The owners of the out-of-area deposits include individuals, businesses and governmental units located throughout the country. Out-of-area deposits are utilized to support our asset growth, and are generally a lower cost source of funds when compared to the interest rates that would have to be offered in the local market to generate a sufficient level of funds. During most of 2003 rates paid on new out-of-area deposits were very similar to rates paid on new certificates of deposit issued to local customers. In addition, the overhead costs associated with the out-of-area deposits are considerably less than the overhead costs that would be incurred to administer a similar level of local deposits. Although local deposits have and are expected to increase as new business, governmental and consumer deposit relationships are established and as existing customers increase the balances in their deposit accounts, the relatively high reliance on out-of-area deposits will likely remain.

Repurchase agreements decreased $0.8 million and equaled 4.8% of average total liabilities during 2003. As part of our sweep account program, collected funds from certain business noninterest-bearing checking accounts are invested in overnight interest-bearing repurchase agreements. Although not considered a deposit account and therefore not afforded federal deposit insurance, the repurchase agreements have characteristics very similar to that of an interest-bearing checking deposit account.

FHLB advances increased $75.0 million and equaled 4.9% of average total liabilities during 2003. FHLB advances are collateralized by residential mortgage loans, first mortgage liens on multi-family residential property loans, first mortgage liens on commercial real estate property loans, and substantially all other assets of our bank, under a blanket lien arrangement. Our borrowing line of credit at December 31, 2003 totaled $156.8 million. We first started to use FHLB advances in late 2002, and expect to continue to use this funding source, along with out-of-area certificates of deposit, as part of our wholesale funding program.

Shareholders' equity increased $50.4 million and equaled 9.0% of average assets during 2003. The increase was primarily attributable to the sale of common stock and net income from operations. In October we completed the sale of 1,374,606 shares of common stock through a public offering, raising $42.8 million net of issuance costs. Net income from operations totaled $10.0 million during 2003. Negatively impacting shareholders' equity during 2003 was the payment of cash dividends, which totaled $1.8 million. Shareholders' equity was also negatively impacted by a $0.8 million mark-to-market adjustment for available for sale securities as defined in SFAS No. 115, resulting from the changing interest rate environment during 2003.

RESULTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2003 and 2002

SUMMARY
We recorded strong earnings performance during 2003. Net income was $10.0 million, or $1.73 per basic share and $1.69 per diluted share. This earnings performance compares very favorably to net income of $7.8 million, or $1.43 per basic share and $1.41 per diluted share, recorded in 2002. The $2.2 million improvement in net income represents an increase of 29.1%, while diluted earnings per share were up 19.9%, with the difference primarily reflecting the impact of our common stock sale during 2003 and resulting increases in average common shares outstanding. The earnings improvement during 2003 over that of 2002 is primarily attributable to increased net interest income and improved operating efficiencies resulting from asset growth, strong credit culture, controlled overhead expenses and increased fee income. We expect our percentage rate of loan growth to exceed the banking industry average in 2004.

The following table shows some of the key performance and equity ratios for the years ended December 31, 2003 and 2002.



                                                 2003              2002
                                                 ----              ----

     Return on average total assets               1.0%              1.0%
     Return on average equity                    10.6              10.3
     Dividend payout ratio                       18.4                NA
     Average equity to average assets             9.0               9.4






NET INTEREST INCOME
Net interest income, the difference between revenue generated from earning assets and the interest cost of funding those assets, is our primary source of earnings. Interest income (adjusted for tax-exempt income) and interest expense totaled $55.4 million and $23.3 million during 2003, respectively, providing for net interest income of $32.1 million. This performance compares favorably to that of 2002 when interest income and interest expense were $48.2 million and $23.9 million, respectively, providing for net interest income of $24.3 million. In comparing 2003 with 2002, interest income increased 15.0%, interest expense was down 2.6% and net interest income increased 32.4%. The level of net interest income is primarily a function of asset size, as the weighted average interest rate received on earning assets is greater than the weighted average interest cost of funding sources; however, factors such as types of assets and liabilities, interest rate risk, common stock sales, liquidity, and customer behavior also impact net interest income as well as the net interest margin. The net interest margin improved slightly from 3.19% in 2002 to 3.22% in 2003, an increase of 0.9%.

The following table depicts the average balance, interest earned and paid, and weighted average rate of our assets, liabilities and shareholders' equity during 2003, 2002 and 2001 (dollars in thousands). The table also depicts the dollar amount of change in interest income and interest expense of interest-earning assets and interest-bearing liabilities, segregated between change due to volume and change due to rate. For tax-exempt investment securities interest income and yield have been computed on a tax equivalent basis using a marginal tax rate of 34%.



                                                         Years ended December 31,
                    ---------------2 0 0 3-----------  -------------2 0 0 2------------   ------------------2 0 0 1--------------
                     Average                  Average   Average                 Average     Average                       Average
                     Balance      Interest     Rate     Balance       Interest   Rate       Balance         Interest       Rate
                    -----------  -----------  -------  -----------   ----------- ----     -----------     -----------  ----------
Taxable securities  $    64,957  $     2,978   4.59%  $    53,509   $     3,023   5.65%  $    48,172     $     3,245         6.74%
Tax-exempt
  securities             40,695        2,730   6.71        29,956         2,056   6.86        19,566           1,362         6.96
                    -----------  -----------          -----------   -----------          -----------     -----------
  Total securities      105,652        5,708   5.40        83,465         5,079   6.09        67,738           4,607         6.80

Loans and leases        887,512       49,700   5.60       669,781        43,032   6.42       500,965          39,852         7.95
Short-term
  investments               369            1   0.38           194             2   1.03           134               4         2.89
Federal funds sold        5,083           57   1.13         7,901           130   1.65        13,289             546         4.11
                    -----------  -----------          -----------   -----------          -----------     -----------
  Total earning
  assets                998,616       55,466   5.55       761,341        48,243   6.34       582,126          45,009         7.73

Allowance for loan
  and lease losses      (12,471)                           (9,620)                            (7,383)
Cash and due
  from banks             23,285                            18,568                             13,697
Other non-earning
  assets                 39,262                            26,872                             15,355
                    -----------                       -----------                        -----------
  Total assets      $ 1,048,692                       $   797,161                        $   603,795
                    ===========                       ===========                        ===========

Interest-bearing
  demand
  deposits          $    28,406  $       353   1.24%  $    22,354   $       399   1.78%  $    15,923     $       491         3.08%
Savings deposits         82,754        1,446   1.75        58,679         1,381   2.35        42,334           1,614         3.81
Money market
  accounts                8,488          111   1.30         6,870           127   1.85         5,518             177         3.20
Time deposits           652,200       18,197   2.79       518,271        19,561   3.77       400,180          23,155         5.79
                    -----------  -----------          -----------   -----------          -----------     -----------
  Total interest-
    bearing
    deposits            771,848       20,107   2.61       606,174        21,468   3.54       463,955          25,437         5.48

Short-term
  borrowings             49,480          712   1.44        44,395           899   2.03        34,662           1,186         3.42
Federal Home Loan
  Bank advances          46,630          921   1.98         1,014            20   1.97             0               0         0.00
Long-term
  borrowings             16,899        1,607   9.51        16,441         1,591   9.68        16,132           1,578         9.78
                    -----------  -----------          -----------   -----------          -----------     -----------
  Total interest-
    bearing
    liabilities         884,857       23,347   2.64       668,024        23,978   3.59       514,749          28,201         5.48
                                 -----------                        -----------                          -----------

Demand deposits          63,150                            48,140                             33,041
Other liabilities         6,319                             5,692                              6,450
                    -----------                       -----------                        -----------
  Total liabilities     954,326                           721,856                            554,240
Average equity           94,366                            75,305                             49,555
                    -----------                       -----------                        -----------
  Total liabilities
    and equity      $ 1,048,692                       $   797,161                        $   603,795
                    ===========                       ===========                        ===========
Net interest
  income                         $    32,119                        $    24,265                          $    16,808
                                 ===========                        ===========                          ===========
Rate spread                                     2.91%                             2.75%                                      2.25%
                                                =====                             =====                                      =====
Net interest
  margin                                        3.22%                             3.19%                                      2.89%
                                                =====                             =====                                      =====




                                                              Years ended December 31,
                                -------------2003 over 2002-------------   -------------2002 over 2001-------------
                                    Total         Volume          Rate         Total       Volume            Rate
                                    -----         ------          ----         -----       ------            ----
Increase (decrease) in
 interest income
   Taxable securities           $   (44,000)   $   582,000   $  (626,000)  $  (222,000)  $   336,000    $  (558,000)
   Tax exempt securities            673,000        722,000       (49,000)      694,000       713,000        (19,000)
   Loans                          6,668,000     12,701,000    (6,033,000)    3,180,000    11,785,000     (8,605,000)
   Short term investments            (1,000)         1,000        (2,000)       (2,000)        1,000         (3,000)
   Federal funds sold               (73,000)       (39,000)      (34,000)     (416,000)     (169,000)      (247,000)
                                ------------   ------------  ------------  ------------  ------------   ------------
     Net change in
       tax-equivalent
       income                     7,223,000     13,967,000    (6,744,000)    3,234,000    12,666,000     (9,432,000)

Increase (decrease) in
 interest expense
   Interest-bearing demand
     deposits                       (46,000)        93,000      (139,000)      (92,000)      157,000       (249,000)
   Savings deposits                  66,000        477,000      (411,000)     (233,000)      503,000       (736,000)
   Money market accounts            (16,000)        26,000       (42,000)      (50,000)       37,000        (87,000)
   Time deposits                 (1,365,000)     4,399,000    (5,764,000)   (3,594,000)    5,742,000     (9,336,000)
   Short term borrowings           (187,000)        94,000      (281,000)     (287,000)      278,000       (565,000)
   Federal Home Loan Bank
     advances                       901,000        901,000             0        20,000        20,000              0
   Long term borrowings              16,000         44,000       (28,000)       13,000        30,000        (17,000)
                                -----------    -----------   ------------  -----------   -----------    ------------
     Net change in interest
       expense                     (631,000)     6,034,000    (6,665,000)    4,223,000     6,767,000    (10,990,000)
                                ------------   -----------   ------------  -----------   -----------    ------------
       Net change in
         tax-equivalent
         net interest income    $ 7,854,000    $ 7,933,000   $   (79,000)  $ 7,457,000   $ 5,899,000    $ 1,558,000
                                ===========    ===========   ============  ===========   ===========    ===========


Interest income is primarily generated from the loan portfolio, and to a lesser degree from securities, federal funds sold and short term investments. Interest income increased $7.2 million during 2003 from that earned in 2002, totaling $55.4 million in 2003 compared to $48.2 million in the previous year. The increase is due to the growth in earning assets, which more than offset the impact of a lower interest rate environment in 2003. Reflecting the lower interest rates, the yield on average earning assets decreased from 6.34% recorded in 2002 to 5.55% in 2003.

The growth in interest income is attributable to an increase in earning assets. During 2003, earning assets averaged $998.6 million, a level substantially higher than the average earning assets of $761.3 million during 2002. Growth in average total loans and leases, totaling $217.7 million, comprised 91.7% of the increase in average earnings assets. Interest income generated from the loan and lease portfolio increased $6.7 million during 2003 over the level earned in 2002, comprised of an increase of $12.7 million from the growth in the loan and lease portfolio which was partially offset by a decrease of $6.0 million due to the decline in the yield earned on the loan portfolio to 5.60% from 6.42%. The decline in the loan and lease portfolio yield is primarily due to lower market interest rates during 2003 and a higher percentage of loans and leases at the lower floating rate pricing arrangement versus a higher fixed interest rate arrangement.

Growth in the securities portfolio also added to the increase in interest income during 2003 over that of 2002. Average securities increased by $22.2 million in 2003, increasing from $83.5 million in 2002 to $105.7 million in 2003. The growth equated to an increase in interest income of $1.3 million, which was partially offset by a decrease of $0.7 million due to the decline in the yield earned on the securities portfolio to 5.40% from 6.09%. Interest income earned on federal funds sold decreased by $73,000 due to a $2.8 million decrease in the average balance and a lower yield during 2003. The lower yield on securities and federal funds sold is primarily the result of lower market interest rates during 2003.

Interest expense is primarily generated from interest-bearing deposits, and to a lesser degree repurchase agreements, FHLB advances and subordinated debentures. Interest expense decreased $0.6 million during 2003 from that paid in 2002, totaling $23.3 million in 2003 compared to $23.9 million in the previous year. The decline in interest expense is primarily attributable to the impact of a lower interest rate environment during 2003, which more than offset the impact of the increase in interest-bearing liabilities during 2003. Interest-bearing liabilities averaged $884.9 million during 2003, a level substantially higher than the average interest-bearing liabilities of $668.0 million during 2002. This growth resulted in increased interest expense of $6.0 million; however, a decrease in interest expense of $6.6 million was recorded during 2003 due to lower market interest rates on all interest-bearing liability categories except FHLB advances and subordinated debentures. The cost of average interest-bearing liabilities decreased from the 3.59% recorded in 2002 to 2.64% in 2003.

Growth in average certificates of deposits, totaling $133.9 million, comprised 61.7% of the increase in average interest-bearing liabilities between 2003 and 2002. Average FHLB advances increased $45.6 million, or 21.0% of the increase in average interest-bearing liabilities. The certificate of deposit growth during 2003 equated to an increase in interest expense of $4.4 million; however, a decrease in interest expense of $5.8 million was recorded due to the decline in the average rate paid as higher-rate certificates of deposit matured and were either renewed or replaced with lower-costing certificates of deposit. FHLB advance growth during 2003 equated to an increase in interest expense of $0.9 million, with the average interest rate remaining virtually unchanged.

Growth in average savings deposits, totaling $24.1 million, equated to an increase in interest expense of $0.5 million, while a decrease in interest expense of $0.4 million was recorded due to the decline in the average rate paid during 2003. Growth in average interest-bearing checking accounts and money market accounts, totaling $7.7 million, equated to an increase in interest expense of $0.1 million, while a decrease in interest expense of $0.2 million was recorded due to the decline in the average rate paid during 2003. Average short term borrowings, comprised of repurchase agreements and federal funds purchased, increased $5.1 million during 2003, resulting in increased interest expense of $0.1 million; however, a decrease of $0.3 million in interest expense was recorded due to the decline in the average rate paid.

PROVISION FOR LOAN AND LEASE LOSSES
Primarily reflecting continued significant loan and lease growth, the provision for loan and lease losses totaled $3.8 million during 2003, compared to the $3.0 million expensed during 2002. The allowance as a percentage of total loans outstanding as of December 31, 2003 was 1.39%, compared to 1.41% at year-end 2002. Loan and lease growth during 2003 equaled $264.4 million, compared to net loan and lease growth of $184.3 million during 2002. Net loan and lease charge-offs during 2003 totaled $311,000, or 0.04% of average total loans and leases. Net loan and lease charge-offs during 2002 totaled $606,000, or 0.09% of average total loans and leases.

NONINTEREST INCOME
Noninterest income, excluding net gains on sales of securities, totaled $4.0 million in 2003, an increase of 45.2% over the $2.8 million earned in 2002. Deposit and repurchase agreement service charges totaled $1.2 million in 2003, an increase of $0.2 million, or 28.7%, from the amount earned in 2002. The increase is primarily due to the growth in the number of deposit accounts, reduction of the deposit earnings credit rate and modest increases in the deposit fee structure. Reflecting increased volume of refinance activity resulting from the lower interest rate environment, fees earned on referring residential mortgage loan applicants to various third parties totaled $1.0 million in 2003, up from the $0.5 million earned in 2002. Noninterest income related to the cash surrender value of bank owned life insurance policies ("BOLI") totaled $0.8 million in 2003, up from the $0.4 million recorded in 2002. The increase is primarily due to the additional $10.5 million BOLI purchase in August 2002 and the impact of having a full twelve month accrual during 2003.

In addition to providing interest income and secondary liquidity, our securities portfolio plays an integral role in managing our net interest margin. During 2003 we consummated several bond swap transactions, resulting in a net gain on the sales of securities of $321,000. We also consummated several bond swap transactions during 2002, resulting in a net gain on the sales of securities of $270,000. All of the bond swap transactions during 2003 and 2002 were consummated in reaction to declining interest rate environments occurring at the respective time periods of the sales, and against the backdrop of an expected increasing interest rate environment over the next one to four years. During 2003, we sold 25 mortgage-backed securities with an aggregate par value of $15.2 million, while in 2002 we sold 18 mortgage-backed securities with an aggregate par value of $13.5 million. Proceeds from the bond sales were reinvested into mortgage-backed securities containing different underlying interest rate risk characteristics than contained within the mortgage-backed securities that were sold.

NONINTEREST EXPENSE
Noninterest expense during 2003 totaled $18.1 million, an increase of 41.4% over the $12.8 million expensed in 2002. Of the $5.3 million growth in overhead costs, $3.6 million (67.9%) was in salaries and benefits, and primarily reflects the increase in full-time equivalent employees from 117 at year-end 2002 to 161 at year-end 2003, annual pay increases and an increase in the maximum dollar amount paid in the company-wide non-lender bonus program. Occupancy, furniture and equipment costs increased $0.6 million (31.7%) in 2003 over that expensed in 2002, primarily reflecting the opening of our Kentwood branch in December 2002, our Knapps Corner branch and retail loan production office in Holland, Michigan in May 2003. The remaining growth in overhead costs were generally due to general and administrative cost increases associated with an increased asset base.

While the dollar volume of noninterest costs has increased, the growth of net interest income and fee income has increased by a much higher degree. Noninterest costs during 2003 were $5.3 million higher than the level of overhead costs expensed during 2002; however, net interest income and fee income increased a combined $9.0 million during the same time period. Monitoring and controlling our noninterest costs, while at the same time providing high quality service to our customers, is one of our priorities. The efficiency ratio, a banking industry standardized calculation that attempts to reflect the utilization of overhead costs, reflected slight deterioration during 2003 but remained well below banking industry averages. Computed by dividing noninterest expenses by net interest income plus noninterest income, the efficiency ratio was 50.7% during 2003, compared to 47.9% during 2002. The deterioration is primarily due to the increase in staff and the opening of the three offices noted above.

FEDERAL INCOME TAX EXPENSE
Federal income tax expense was $3.8 million in 2003, an increase of $0.6 million, or 19.5% over the $3.2 million expensed during 2002. The increase is primarily due to the growth in our pre-federal income tax profitability, which was only partially offset by a decline in our effective federal income tax rate from 29.0% in 2002 to 27.4% in 2003.

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

NET INTEREST INCOME
Net interest income, the difference between revenue generated from earning assets and the interest cost of funding those assets, is our primary source of earnings. Interest income (adjusted for tax-exempt income) and interest expense totaled $48.2 million and $23.9 million during 2002, respectively, providing for net interest income of $24.3 million. This performance compares favorably to that of 2001 when interest income and interest expense were $45.0 million and $28.2 million, respectively, providing for net interest income of $16.8 million. In comparing 2002 with 2001, interest income increased 7.1%, interest expense was down 14.9% and net interest income increased 44.6%. The level of net interest income is primarily a function of asset size, as the weighted average interest rate received on earning assets is greater than the weighted average interest cost of funding sources; however, factors such as types of assets and liabilities, interest rate risk, common stock sales, liquidity, and customer behavior also impact net interest income as well as the net interest margin. The net interest margin improved from 2.89% in 2001 to 3.19% in 2002, an increase of 10.4%.

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

The growth in interest income is attributable to an increase in earning assets. During 2002, earning assets averaged $761.3 million, a level substantially higher than the average earning assets of $582.1 million during 2001. Growth in average total loans, totaling $168.8 million, comprised 94.2% of the increase in average earnings assets. Interest income generated from the loan portfolio increased $3.2 million during 2002 over the level earned in 2001, comprised of an increase of $11.8 million from the growth in the loan portfolio which was partially offset by a decrease of $8.6 million due to the decline in the yield earned on the loan portfolio to 6.42% from 7.95%. The decline in the loan portfolio yield is primarily due to decreased market interest rates during 2002.

Growth in the securities portfolio also added to the increase in interest income during 2002 over that of 2001. Average securities increased by $15.8 million in 2002, increasing from $67.7 million in 2001 to $83.4 million in 2002. The growth equated to an increase in interest income of $1.0 million, which was partially offset by a decrease of $0.6 million due to the decline in the yield earned on the securities portfolio to 6.09% from 6.80%. Interest income earned on federal funds sold decreased by $0.4 million due to a $5.4 million decrease in the average balance and a lower yield during 2002. The lower yield on securities and federal funds sold is the result of decreased market interest rates during 2002.

Interest expense is primarily generated from interest-bearing deposits, and to a lesser degree repurchase agreements, subordinated debentures and Federal Home Loan Bank advances. Interest expense decreased $4.2 million during 2002 from that paid in 2001, totaling $23.9 million in 2002 compared to $28.2 million in the previous year. The decline in interest expense is primarily attributable to the impact of the declining interest rate environment during 2002, which more than offset the impact of the increase in interest-bearing liabilities during 2002. Interest-bearing liabilities averaged $668.0 million during 2002, a level substantially higher than the average interest-bearing liabilities of $514.7 million during 2001. This growth resulted in increased interest expense of $6.8 million; however, a decrease in interest expense of $11.0 million was recorded during 2002 due to lower market interest rates on all interest-bearing liability categories except trust preferred securities that have a fixed interest rate. The cost of average interest-bearing liabilities decreased from the 5.48% recorded in 2001 to 3.59% in 2002.

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

Noninterest income related to cash surrender value of BOLI totaled $409,000 in 2002, up from the $99,000 recorded in 2001. The increase is primarily due to the additional $10.5 million BOLI purchase in August 2002 and the impact of having a full twelve month accrual of the $3.9 million in BOLI that were purchased at various time intervals during mid-2001. The BOLI policies represent a combination of whole life and term insurance. The purchase made in 2002 was done primarily to mitigate the impact of the rapidly increasing cost of employee medical and long term disability insurance policies resulting from increased premiums charged by our insurance carriers and the hiring of additional staff, while the 2001 purchases were done primarily to mitigate the interest cost of and provide a funding mechanism for our bank's non-qualified deferred compensation program. Our bank is the sole beneficiary of the term life insurance policies that are part of the BOLI purchased in 2002, while any payments made under the term life insurance portion of the BOLI purchased in 2001 may be shared between our bank and the officers' named beneficiaries. As part of the BOLI purchase in August 2002, our insurance company received a one-time insurance commission finders fee of $108,000.

In addition to providing interest income and secondary liquidity, our securities portfolio plays an integral role in managing our net interest margin. During 2002 we consummated two bond swap transactions, resulting in a net gain on the sales of securities of $270,000. We also consummated two bond swap transactions during 2001, resulting in a net gain on the sales of securities of $207,000. All four bond swap transactions were consummated in reaction to the declining interest rate environment occurring at the respective time periods of the sales, and against the backdrop of an expected increasing interest rate environment over the next one to four years. During 2002, we sold 18 mortgage-backed securities with an aggregate par value of $13.5 million. Proceeds from the bond sales were reinvested into mortgage-backed securities containing different underlying interest rate risk characteristics than contained within the mortgage-backed securities that were sold.

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

CAPITAL RESOURCES

Shareholders' equity is a noninterest-bearing source of funds that provides support for our asset growth. Shareholders' equity was $130.2 million and $79.8 million at December 31, 2003 and 2002, respectively. The $50.4 million increase during 2003 is primarily attributable to the sale of common stock and net income from operations. In October we completed the sale of 1,374,606 shares of common stock through a public offering, raising $42.8 million net of issuance costs. Net income from operations totaled $10.0 million during 2003. Negatively impacting shareholders' equity during 2003 was the payment of cash dividends, which totaled $1.8 million. Shareholders' equity was also negatively impacted by a $0.8 million mark-to-market adjustment for available for sale securities as defined in SFAS No. 115, resulting primarily from the changing interest rate environment during 2003.

We and our bank are subject to regulatory capital requirements administered by the State of Michigan and federal banking agencies. Failure to meet the various capital requirements can initiate regulatory action that could have a direct material effect on the financial statements. Our and our bank's capital ratios as of December 31, 2003 and 2002 are disclosed under Note 17 on pages F-44 and F-45 of the Notes to Consolidated Financial Statements.

Our ability to pay cash and stock dividends is subject to limitations under various laws and regulations and to prudent and sound banking practices. On January 6, 2003, we declared a 5% common stock dividend, payable on February 3, 2003 to record holders as of January 17, 2003. This represented the third straight year we had declared and paid a 5% stock dividend. Also, during 2003 we declared and paid a $0.08 per common share cash dividend in each calendar quarter, totaling $1.8 million. On January 6, 2004, we declared a $0.09 per common share cash dividend that will be paid on March 10, 2004 to shareholders of record on February 10, 2004.

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

Our liquidity strategy is to fund loan growth with deposits, repurchase agreements and other borrowed funds and to maintain an adequate level of short- and medium-term investments to meet typical daily loan and deposit activity. Although net deposit and repurchase agreement growth from depositors located in the market area increased by $68.9 million, or 19.1%, during 2003, the growth was not sufficient to meet the substantial loan growth of $264.4 million and provide monies for additional investing activities. To assist in providing the additional needed funds we regularly obtained certificates of deposit from customers outside of the market area. As of December 31, 2003, out-of-area deposits totaled $591.6 million, or 62.1% of combined deposits and repurchase agreements, an increase in dollar volume from the $512.5 million outstanding, but a decline from the 63.7% level of combined deposits and repurchase agreements, as of December 31, 2002.

As a member of the Federal Home Loan Bank of Indianapolis, our bank has access to the FHLB advance borrowing programs. As of December 31, 2003, advances totaled $90.0 million, compared to $15.0 million outstanding as of December 31, 2002. Based on available collateral at December 31, 2003, our bank could borrow up to $156.8 million.

We have the ability to borrow money on a daily basis through correspondent banks using established federal funds purchased lines. During 2003, our federal funds purchased position averaged $3.6 million, compared to an average federal funds sold position of $5.1 million. At December 31, 2003, our established unsecured federal funds purchased lines totaled $35.0 million.

In addition to normal loan funding and deposit flow, we also need to maintain liquidity to meet the demands of certain unfunded loan commitments and standby letters of credit. At December 31, 2003, we had a total of $284.1 million in unfunded loan commitments and $57.9 million in unfunded standby letters of credit. Of the total unfunded loan commitments, $210.5 million were commitments available as lines of credit to be drawn at any time as customers' cash needs vary, and $73.6 million were for loan commitments scheduled to close and become funded within the next three months. We monitor fluctuations in loan balances and commitment levels, and include such data in our overall liquidity management.

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

The following table depicts our GAP position as of December 31, 2003 (dollars in thousands).

                                             Within        Three to        One to           After
                                              Three         Twelve          Five            Five
                                             Months         Months          Years           Years          Total
                                             ------         ------          -----           -----          -----
Assets:
     Commercial loans (1)                 $   415,721     $    23,811    $   443,925    $    53,022     $   936,479
     Leases                                                                    2,309                          2,309
     Residential real estate loans             45,884           3,160         33,040         10,255          92,339
     Consumer loans                             1,577             253          2,938             68           4,836
     Securities (2)                             6,073           3,048         24,197         88,192         121,510
     Short term investments                       255                                                           255
     Allowance for loan and lease
       losses                                                                               (14,379)        (14,379)
     Other assets                                                                            59,483          59,483
                                          -----------     -----------    -----------    -----------     -----------
         Total assets                         469,510          30,272        506,409        196,641       1,202,832

Liabilities:
     Interest-bearing checking                 34,241                                                        34,241
     Savings                                  101,710                                                       101,710
     Money market accounts                      8,290                                                         8,290
     Time deposits under $100,000              20,802          57,888         27,552                        106,242
     Time deposits $100,000 and over          123,040         288,719        164,071                        575,830
     Short term borrowings                     55,545                                                        55,545
     Federal Home Loan Bank
       advances                                10,000          35,000         45,000                         90,000
     Long term borrowings                       1,114                                        16,000          17,114
     Noninterest-bearing checking                                                            76,579          76,579
     Other liabilities                                                                        7,080           7,080
                                          -----------     -----------    -----------    -----------     -----------
         Total liabilities                    354,742         381,607        236,623         99,659       1,072,631
Shareholders' equity                                                                        130,201         130,201
                                          -----------     -----------    -----------    -----------     -----------
Total sources of funds                        354,742         381,607        236,623        229,860       1,202,832
                                          -----------     -----------    -----------    -----------     -----------

Net asset (liability) GAP                 $   114,768     $  (351,335)   $   269,786    $   (33,219)
                                          ===========     ============   ===========    ============

Cumulative GAP                            $   114,768     $  (236,567)   $    33,219
                                          ===========     ============   ===========

Percent of cumulative GAP to
  total assets                                    9.5%          (19.7)%          2.8%
                                          ===========     ============   ===========

(1) Floating rate loans that are currently at interest rate floors are treated as fixed rate loans and are reflected using maturity date and not repricing frequency.

(2) Mortgage-backed securities are categorized by expected maturities based upon prepayment trends as of December 31, 2003.

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

We conducted multiple simulations as of December 31, 2003, whereby it was assumed that a simultaneous, instant and sustained change in market interest rates occurred. The following table reflects the suggested impact on net interest income over the next twelve months, which is well within our policy parameters established to manage and monitor interest rate risk.

                                                     Dollar Change In               Percent Change In
     Interest Rate Scenario                         Net Interest Income             Net Interest Income
     ----------------------                         -------------------             -------------------
     Interest rates down 200 basis points             $   (949,000)                       (2.8)%

     Interest rates down 100 basis points                  (29,000)                       (0.1)

     No change in interest rates                           554,000                          1.6

     Interest rates up 100 basis points                  1,416,000                          4.1

     Interest rates up 200 basis points                  2,300,000                          6.7

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

                         REPORT OF INDEPENDENT AUDITORS



Board of Directors and Shareholders
Mercantile Bank Corporation
Wyoming, Michigan


We have audited the accompanying consolidated balance sheets of Mercantile Bank Corporation as of December 31, 2003 and 2002 and the related consolidated statements of income, changes in shareholders' equity and cash flows for each of the three years in the period ended December 31, 2003. These financial statements are the responsibility of Mercantile's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Mercantile Bank Corporation as of December 31, 2003 and 2002, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America.





                                              /s/ Crowe Chizek and Company LLC
                                              --------------------------------
                                              Crowe Chizek and Company LLC

Grand Rapids, Michigan
January 22, 2004

                          MERCANTILE BANK CORPORATION
                          CONSOLIDATED BALANCE SHEETS
                           December 31, 2003 and 2002
--------------------------------------------------------------------------------


                                                                                        2003              2002
                                                                                        ----              ----
ASSETS

     Cash and due from banks                                                      $    16,309,000   $    23,404,000
     Short term investments                                                               255,000           213,000
     Federal funds sold                                                                         0         4,500,000
                                                                                  ---------------   ---------------
         Total cash and cash equivalents                                               16,564,000        28,117,000

     Securities available for sale                                                     71,421,000        59,614,000
     Securities held to maturity (fair value of $47,102,000 at
       December 31, 2003 and $37,985,000 at December 31, 2002)                         45,112,000        36,493,000
     Federal Home Loan Bank stock                                                       4,977,000           786,000

     Total loans and leases                                                         1,035,963,000       771,554,000
     Allowance for loan and lease losses                                              (14,379,000)      (10,890,000)
                                                                                  ----------------  ----------------
         Total loans and leases, net                                                1,021,584,000       760,664,000

     Premises and equipment, net                                                       15,305,000        12,174,000
     Bank owned life insurance policies                                                16,441,000        14,876,000
     Accrued interest receivable                                                        4,098,000         3,336,000
     Other assets                                                                       7,330,000         5,795,000
                                                                                  ---------------    --------------

         Total assets                                                             $ 1,202,832,000   $   921,855,000
                                                                                  ===============   ===============

LIABILITIES AND SHAREHOLDERS' EQUITY
     Deposits
         Noninterest-bearing                                                      $    76,579,000   $    62,405,000
         Interest-bearing                                                             826,313,000       691,708,000
                                                                                  ---------------   ---------------
              Total                                                                   902,892,000       754,113,000

     Securities sold under agreements to repurchase                                    49,545,000        50,335,000
     Federal funds purchased                                                            6,000,000                 0
     Federal Home Loan Bank advances                                                   90,000,000        15,000,000
     Other borrowed money                                                               1,114,000           576,000
     Accrued expenses and other liabilities                                             7,080,000         5,997,000
     Subordinated debentures                                                           16,000,000        16,000,000
                                                                                  ---------------   ---------------
              Total liabilities                                                     1,072,631,000       842,021,000

     Shareholders' equity
         Preferred stock, no par value; 1,000,000 shares
           authorized, none issued                                                              0                 0
         Common stock, no par value; 9,000,000 shares
           authorized; 6,805,914 and 5,405,706 shares issued
           and outstanding at December 31, 2003 and 2002                              118,560,000        75,530,000
         Retained earnings                                                             11,421,000         3,250,000
         Accumulated other comprehensive income                                           220,000         1,054,000
                                                                                  ---------------   ---------------
              Total shareholders' equity                                              130,201,000        79,834,000
                                                                                  ---------------   ---------------

              Total liabilities and shareholders' equity                          $ 1,202,832,000   $   921,855,000
                                                                                  ===============   ===============


          See accompanying notes to consolidated financial statements.

                          MERCANTILE BANK CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME
                  Years ended December 31, 2003, 2002 and 2001
--------------------------------------------------------------------------------

                                                                        2003            2002              2001
                                                                        ----            ----              ----
Interest income
   Loans and leases, including fees                               $   49,700,000    $  43,032,000    $   39,852,000
   Securities                                                          4,900,000        4,468,000         4,217,000
   Federal funds sold                                                     57,000          130,000           546,000
   Short-term investments                                                  1,000            2,000             4,000
                                                                  --------------    -------------    --------------
     Total interest income                                            54,658,000       47,632,000        44,619,000

Interest expense
   Deposits                                                           20,107,000       21,468,000        25,437,000
   Federal Home Loan Bank advances                                       921,000           20,000                 0
   Short-term borrowings                                                 712,000          899,000         1,186,000
   Long-term borrowings                                                1,607,000        1,591,000         1,578,000
                                                                  --------------    -------------    --------------
     Total interest expense                                           23,347,000       23,978,000        28,201,000
                                                                  --------------    -------------    --------------

NET INTEREST INCOME                                                   31,311,000       23,654,000        16,418,000

Provision for loan and lease losses                                    3,800,000        3,002,000         2,370,000
                                                                  --------------    -------------    --------------

NET INTEREST INCOME AFTER PROVISION FOR LOAN AND LEASE LOSSES         27,511,000       20,652,000        14,048,000

Noninterest income
   Service charges on accounts                                         1,178,000          915,000           529,000
   Mortgage loan referral fees                                           987,000          534,000           401,000
   Increase in cash surrender value of bank owned life
     insurance policies                                                  780,000          409,000            99,000
   Gain on sale of securities                                            321,000          270,000           207,000
   Letter of credit fees                                                 189,000          307,000           379,000
   Other income                                                          906,000          618,000           264,000
                                                                  --------------    -------------    --------------
     Total noninterest income                                          4,361,000        3,053,000         1,879,000

Noninterest expense
   Salaries and benefits                                              11,371,000        7,771,000         5,712,000
   Occupancy                                                           1,386,000        1,069,000           627,000
   Furniture and equipment                                             1,009,000          749,000           514,000
   Data processing                                                       822,000          571,000           446,000
   Advertising                                                           325,000          300,000           248,000
   Other expense                                                       3,158,000        2,321,000         1,907,000
                                                                  --------------    -------------    --------------
     Total noninterest expenses                                       18,071,000       12,781,000         9,454,000
                                                                  --------------    -------------    --------------

INCOME BEFORE FEDERAL INCOME TAX EXPENSE                              13,801,000       10,924,000         6,473,000

Federal income tax expense                                             3,785,000        3,167,000         1,990,000
                                                                  --------------    -------------    --------------

NET INCOME                                                        $   10,016,000    $   7,757,000    $    4,483,000
                                                                  ==============    =============    ==============

Earnings per share:
   Basic                                                             $  1.73          $  1.43           $  1.11
                                                                     =======          =======           =======
   Diluted                                                           $  1.69          $  1.41           $  1.10
                                                                     =======          =======           =======


          See accompanying notes to consolidated financial statements.

                           MERCANTILE BANK CORPORATION
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                  Years ended December 31, 2003, 2002 and 2001
--------------------------------------------------------------------------------

                                                                                 Accumulated Other       Total
                                                   Common            Retained      Comprehensive     Shareholders'
                                                    Stock            Earnings      Income/(Loss)        Equity
                                                    -----            --------      -------------        ------
BALANCES, JANUARY 1, 2001                      $    29,936,000    $    1,628,000   $     290,000   $     31,854,000

Sale of common stock, net of issuance
   costs, 2,306,600 shares                          35,009,000                                           35,009,000

Payment of 5% stock dividend                         4,461,000        (4,462,000)                            (1,000)

Comprehensive income:
    Net income                                                         4,483,000                          4,483,000
    Change in net unrealized gain on securities
       available for sale, net of tax effect                                             118,000            118,000
                                                                                                   ----------------
       Total comprehensive income                                                                         4,601,000
                                               ---------------    --------------   -------------   ----------------
BALANCES, DECEMBER 31, 2001                         69,406,000         1,649,000         408,000         71,463,000

Payment of 5% stock dividend                         6,155,000        (6,156,000)                            (1,000)

Issuance costs associated with 2001 stock sale         (37,000)                                             (37,000)

Stock option exercises, 578 shares                       6,000                                                6,000

Comprehensive income:
    Net income                                                         7,757,000                          7,757,000
    Change in net unrealized gain on securities
       available for sale, net of tax effect                                             646,000            646,000
                                                                                                   ----------------
       Total comprehensive income                                                                         8,403,000
                                               ---------------    --------------   -------------   ----------------
BALANCES, DECEMBER 31, 2002                    $    75,530,000    $    3,250,000   $   1,054,000   $     79,834,000

Sale of common stock, net of issuance
   costs, 1,374,606 shares                          42,818,000                                           42,818,000

Employee stock purchase plan, 1,880 shares              57,000                                               57,000

Dividend reinvestment plan, 3,699 shares               119,000                                              119,000

Stock option exercises, 30,397 shares                  301,000                                              301,000

Stock tendered for stock option
   exercises, 10,374 shares                           (265,000)                                            (265,000)

Cash dividends                                                        (1,845,000)                        (1,845,000)

Comprehensive income:
    Net income                                                        10,016,000                         10,016,000
    Change in net unrealized gain on securities
       available for sale, net of tax effect                                            (834,000)          (834,000)
                                                                                                   -----------------
       Total comprehensive income                                                                         9,182,000
                                               ---------------    --------------   -------------   ----------------
BALANCES, DECEMBER 31, 2003                    $   118,560,000    $   11,421,000   $     220,000   $    130,201,000
                                               ===============    ==============   =============   ================


          See accompanying notes to consolidated financial statements.

                          MERCANTILE BANK CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  Years ended December 31, 2003, 2002 and 2001
--------------------------------------------------------------------------------

                                                                       2003             2002              2001
                                                                       ----             ----              ----
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income                                                    $    10,016,000   $    7,757,000   $     4,483,000
   Adjustments to reconcile net income
     to net cash from operating activities
     Depreciation and amortization                                     1,948,000        1,366,000           651,000
     Provision for loan and lease losses                               3,800,000        3,002,000         2,370,000
     Gain on sale of securities                                         (321,000)        (270,000)         (207,000)
     Net change in
       Accrued interest receivable                                      (762,000)        (525,000)          (53,000)
       Bank owned life insurance policies                               (780,000)        (409,000)          (99,000)
       Other assets                                                   (1,377,000)      (1,484,000)       (1,224,000)
       Accrued expenses and other liabilities                          1,083,000          579,000        (1,526,000)
                                                                 ---------------   --------------   ---------------
         Net cash from operating activities                           13,607,000       10,016,000         4,395,000

CASH FLOWS FROM INVESTING ACTIVITIES
   Purchases of:
     Securities available for sale                                   (58,388,000)     (41,074,000)      (38,542,000)
     Securities held to maturity                                     (10,126,000)     (11,783,000)      (11,555,000)
     Federal Home Loan Bank stock                                     (4,191,000)          (1,000)                0
   Proceeds from:
     Sales of securities available for sale                           15,983,000       13,997,000        12,843,000
     Maturities, calls and repayments of
       securities available for sale                                  29,153,000       20,493,000        19,240,000
     Maturities, calls and repayments of
       securities held to maturity                                     1,495,000        1,255,000           102,000
   Loan originations and payments, net                              (264,720,000)    (184,912,000)     (157,622,000)
   Purchases of premises and equipment, net                           (4,293,000)      (3,527,000)       (5,994,000)
   Purchases of bank owned life insurance policies                      (785,000)     (10,476,000)       (3,892,000)
                                                                 ----------------  --------------   ---------------
       Net cash from investing activities                           (295,872,000)    (216,028,000)     (185,420,000)

CASH FLOWS FROM FINANCING ACTIVITIES
   Net increase in deposits                                          148,779,000      185,036,000       143,337,000
   Net proceeds from sale of common stock                             42,818,000          (37,000)       35,009,000
   Stock option exercises, net                                            36,000            6,000                 0
   Employee stock purchase plan                                           57,000                0                 0
   Cash dividend reinvestment plan                                       119,000                0                 0
   Cash paid in lieu of fractional shares on stock dividend                    0           (1,000)           (1,000)
   Cash dividends                                                     (1,845,000)               0                 0
   Net increase in Federal Home Loan Bank advances                    75,000,000       15,000,000                 0
   Net increase in other borrowed money                                6,538,000          337,000           182,000
   Net increase/(decrease) in securities sold under
     agreements to repurchase                                           (790,000)      13,850,000         4,334,000
                                                                 ----------------  --------------   ---------------
     Net cash from financing activities                              270,712,000      214,191,000       182,861,000
                                                                 ---------------   --------------   ---------------

Net change in cash and cash equivalents                              (11,553,000)       8,179,000         1,836,000
Cash and cash equivalents at beginning of period                      28,117,000       19,938,000        18,102,000
                                                                 ---------------   --------------   ---------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                       $    16,564,000   $   28,117,000   $    19,938,000
                                                                 ===============   ==============   ===============

Supplemental disclosures of cash flow information
   Cash paid during the year for
     Interest                                                    $    23,261,000   $   23,883,000   $    29,717,000
     Federal income tax                                                4,985,000        4,165,000         2,713,000


          See accompanying notes to consolidated financial statements.

                          MERCANTILE BANK CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2003 and 2002
--------------------------------------------------------------------------------

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation: The consolidated financial statements include the accounts of Mercantile Bank Corporation ("Mercantile") and its subsidiaries, Mercantile Bank of West Michigan ("Bank") and MBWM Capital Trust I ("Capital Trust"), and of Mercantile Bank Mortgage Company, LLC ("Mortgage Company"), Mercantile BIDCO, Inc. ("Mercantile BIDCO"), Mercantile Bank Real Estate Co., LLC ("Mercantile Real Estate") and Mercantile Insurance Center, Inc. ("Mercantile Insurance"), subsidiaries of our bank, after elimination of significant intercompany transactions and accounts.

Nature of Operations: Mercantile was incorporated on July 15, 1997 to establish and own the Bank based in Grand Rapids, Michigan. The Bank is a community-based financial institution. The Bank began operations on December 15, 1997, after several months of work by incorporators and employees in preparing applications with the various regulatory agencies and obtaining insurance and building space. The Bank's primary deposit products are checking, savings, and term certificate accounts, and its primary lending products are commercial loans, commercial leases, residential mortgage loans, and installment loans. Substantially all loans and leases are secured by specific items of collateral including business assets, real estate and consumer assets. Commercial loans and leases are expected to be repaid from cash flow from operations of businesses. Real estate loans are secured by both commercial and residential real estate. The Bank's loan accounts are primarily with customers located in western Michigan, within Kent County and Ottawa County. The Bank's retail deposits are also from customers located in western Michigan. As an alternative source of funds, the Bank has also issued certificates to depositors outside of the Bank's primary market area. Substantially all revenues are derived from banking products and services.

Capital Trust was formed in September 1999. All of the common securities of this special purpose trust are owned by Mercantile. Capital Trust exists solely to issue capital securities.

Mercantile Bank Mortgage Company was formed during 2000. A subsidiary of the Bank, Mercantile Bank Mortgage Company had been established to increase the profitability and efficiency of the mortgage loan operations. Mercantile Bank Mortgage Company initiated business on October 24, 2000 via the Bank's contribution of most of its residential mortgage loan portfolio and participation interests in certain commercial mortgage loans. On the same date the Bank also transferred its residential mortgage origination function Mercantile Bank Mortgage Company. On January 1, 2004, Mercantile Bank Mortgage Company was reorganized as Mercantile Bank Mortgage Company, LLC, a newly established limited liability company, which is 99% owned by the Bank and 1% owned by Mercantile BIDCO. Mortgage loans originated and held by the Mercantile Bank Mortgage Company are serviced by the Bank pursuant to a servicing agreement.

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

Mercantile Real Estate was organized on July 21, 2003, principally to develop, construct, and own a new facility to be constructed in downtown Grand Rapids which will serve as our bank's new main office and Mercantile Bank Corporation's new headquarters.



                                  (Continued)

                          MERCANTILE BANK CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2003 and 2002
--------------------------------------------------------------------------------


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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



                                  (Continued)

                          MERCANTILE BANK CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2003 and 2002
--------------------------------------------------------------------------------


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

Long-term Assets: Premises and equipment and other long-term assets are reviewed for impairment when events indicate their carrying amount may not be recoverable from future undiscounted cash flows. If impaired, the assets are recorded at discounted amounts. Issuance costs of subordinated debentures are amortized over the term of the debentures.

Foreclosed Assets: Assets acquired through or instead of foreclosure are initially recorded at fair value when acquired, establishing a new cost basis. If fair value declines, a valuation allowance is recorded through expense. Costs after acquisition are expensed.

Bank Owned Life Insurance: The Bank has purchased life insurance policies on certain key officers. Bank owned life insurance is recorded at its cash surrender value, or the amount that can be realized.

Repurchase Agreements: Substantially all repurchase agreement liabilities represent amounts advanced by various customers. Securities are pledged to cover these liabilities, which are not covered by federal deposit insurance.

Stock Compensation: Employee compensation expense under stock option plans is reported using the intrinsic value method. No stock-based compensation cost is reflected in net income, as all options granted had an exercise price equal to or greater than the market price of the underlying common stock at date of grant. The following table illustrates the effect on net income and earnings per share if expense was measured using the fair value recognition provisions of FASB Statement 123, Accounting for Stock-Based Compensation.

                                                                2003               2002               2001
                                                                ----               ----               ----
Net income as reported                                      $  10,016,000     $    7,757,000    $    4,483,000
Deduct: Stock-based compensation expense
  determined under fair value based method                        378,000            337,000           262,000
Pro forma net income                                            9,638,000          7,420,000         4,221,000

Basic earnings per share as reported                        $        1.73     $        1.43     $         1.11
Pro forma basic earnings per share                                   1.67              1.37               1.05

Diluted earnings per share as reported                      $        1.69     $        1.41     $         1.10
Pro forma diluted earnings per share                                 1.63              1.35               1.03

--------------------------------------------------------------------------------

                                  (Continued)

                          MERCANTILE BANK CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2003 and 2002
--------------------------------------------------------------------------------


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

The pro forma effects are computed using option pricing models, using the following weighted-average assumptions as of grant date.

                                                                    2003             2002               2001
                                                                    ----             ----               ----
     Risk-free interest rate                                        3.25%              4.78%              4.58%
     Expected option life                                         7 Years           10 Years           10 Years
     Expected stock price volatility                                  22%                30%                32%
     Dividend yield                                                    1%                 0%                 0%

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

New Accounting Pronouncements: During 2003, the Company adopted FASB Statement 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities, FASB Statement 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equities, FASB Statement 132 (revised 2003), Employers' Disclosures about Pensions and Other Postretirement Benefits, FASB Interpretation 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, and FASB Interpretation 46, Consolidation of Variable Interest Entities. Adoption of the new standards did not materially affect the Company's operating results or financial condition.

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


--------------------------------------------------------------------------------

                                  (Continued)

                          MERCANTILE BANK CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2003 and 2002
--------------------------------------------------------------------------------


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


NOTE 2 -- SECURITIES

The fair value of available for sale securities and the related gross unrealized gains and losses recognized in accumulated other comprehensive income (loss) were as follows:

                                                                       Gross          Gross
                                                  Amortized         Unrealized     Unrealized            Fair
                                                    Cost               Gains         Losses              Value
                                                    ----               -----         ------              -----
2003
----
     U.S. Government agency
       debt obligations                        $    34,014,000    $    223,000    $    (159,000)   $     34,078,000
     Mortgage-backed securities                     37,074,000         414,000         (145,000)         37,343,000
                                               ---------------    ------------    --------------   ----------------

                                               $    71,088,000    $    637,000    $    (304,000)   $     71,421,000
                                               ===============    ============    ==============   ================

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
                                               ===============    ============    =============    ================


--------------------------------------------------------------------------------

                                  (Continued)

                          MERCANTILE BANK CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2003 and 2002
--------------------------------------------------------------------------------


NOTE 2 -- SECURITIES (Continued)

The carrying amount, unrecognized gains and losses, and fair value of securities held to maturity were as follows:

                                                                       Gross          Gross
                                                  Carrying         Unrecognized   Unrecognized           Fair
                                                   Amount              Gains         Losses              Value
                                                   ------              -----         ------              -----
2003
----

     Municipal general obligation bonds        $    38,594,000    $  1,829,000     $   (122,000)   $     40,301,000
     Municipal revenue bonds                         6,518,000         303,000          (20,000)          6,801,000
                                               ---------------    ------------     -------------   ----------------

                                               $    45,112,000    $  2,132,000     $   (142,000)   $     47,102,000
                                               ===============    ============     =============   ================

2002
----
     Municipal general obligation bonds        $    29,578,000    $  1,371,000     $    (90,000)   $     30,859,000
     Municipal revenue bonds                         6,915,000         211,000                0           7,126,000
                                               ---------------    ------------     ------------    ----------------

                                               $    36,493,000    $  1,582,000     $    (90,000)   $     37,985,000
                                               ===============    ============     =============   ================


Securities with unrealized losses at year-end 2003 not recognized in income are as follows:

                                         Less than 12 Months        12 Months or More                Total
                                         -------------------        -----------------                -----
                                         Fair      Unrealized       Fair      Unrealized      Fair      Unrealized
Description of Securities                Value        Loss          Value        Loss         Value        Loss
-------------------------                -----        ----          -----        ----         -----        ----
U.S. Government agency
   debt obligations                   $ 5,827,000    $ 159,000   $         0    $      0  $   5,827,000   $ 159,000
Mortgage-backed securities             12,975,000      145,000             0           0     12,975,000     145,000
Municipal general
   obligation bonds                     4,318,000      118,000     1,082,000       4,000      5,400,000     122,000
Municipal revenue bonds                   532,000       20,000             0           0        532,000      20,000
                                      -----------    ---------   -----------    --------  -------------   ---------

                                      $23,652,000    $ 442,000   $ 1,082,000    $  4,000  $  24,734,000   $ 446,000
                                      ===========    =========   ===========    ========  =============   =========

Unrealized losses on securities have not been recognized into income because the issuers' bonds are of high credit quality, we have the intent and ability to hold for the foreseeable future and the decline in fair value is primarily due to increased market interest rates. The fair value is expected to recover as the bonds approach the maturity date.

The amortized cost and fair values of debt securities at year-end 2003, by contractual maturity, are shown below. The contractual maturity is utilized below for U.S. Government agency debt obligations and municipal bonds. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity date, primarily mortgage backed securities, are shown separately.

The maturities of securities and their weighted average yields at December 31, 2003 are shown in the following table. The yields for municipal securities are shown at their tax equivalent yield.


--------------------------------------------------------------------------------

                                  (Continued)

                          MERCANTILE BANK CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2003 and 2002
--------------------------------------------------------------------------------


NOTE 2 -- SECURITIES (Continued)

                             --------------Held-to-Maturity-------------- -----------Available-for-Sale------------
                                Weighted                                     Weighted
                                Average     Carrying            Fair         Average    Amortized         Fair
                                 Yield       Amount             Value         Yield       Cost            Value
                                 -----       ------             -----         -----       ----            -----
Due in one year or less         6.86%    $   1,156,000      $   1,175,000       NA   $           0   $            0
Due from one to five years      6.79         4,709,000          5,053,000       NA               0                0
Due from five to ten years      6.88         8,746,000          9,467,000     4.87%     33,014,000       33,077,000
Due after ten years             6.77        30,501,000         31,407,000     5.37       1,000,000        1,001,000
Mortgage-backed                   NA                 0                  0     4.68      37,074,000       37,343,000
                                         -------------      -------------            -------------   --------------

                                6.79%    $  45,112,000      $  47,102,000     4.78%  $  71,088,000   $   71,421,000
                                         =============      =============            =============   ==============

During 2003, securities with an aggregate amortized costs basis of $15.7 million were sold, resulting in an aggregate realized gain of $324,000 and an aggregate realized loss of $3,000. During 2002, securities with an aggregate amortized cost basis of $13.7 million were sold, resulting in an aggregate realized gain of $270,000. During 2001, securities with an aggregate amortized cost basis of $12.8 million were sold, resulting in an aggregate realized gain of $234,000 and an aggregate realized loss of $27,000.

At year-end 2003 and 2002, the amortized cost of securities issued by the state of Michigan and all its political subdivisions totaled $45.1 million and $36.5 million, with an estimated market value of $47.1 million and $38.0 million, respectively. Total securities of any one specific issuer, other than the U.S. Government and its agencies, did not exceed 10% of shareholders' equity.

The carrying value of securities that are pledged to repurchase agreements and other deposits was $61.4 million and $58.2 million at December 31, 2003 and 2002, respectively.


NOTE 3 -- LOANS AND LEASES AND ALLOWANCE FOR LOAN AND LEASE LOSSES

Year-end loans and leases are as follows:

                                                                                                         Percent
                                           December 31, 2003              December 31, 2002             Increase/
                                            Balance          %             Balance          %          (Decrease)
                                            -------          -             -------          -          ----------
     Real Estate:
       Construction and land
         development                  $   117,649,000       11.4%    $   103,900,000       13.5%          13.2%
       Secured by 1 -- 4
         family properties                 92,339,000        8.9          60,828,000        7.9           51.8
       Secured by multi-
         family properties                 28,950,000        2.8          13,025,000        1.7          122.3
       Secured by
         nonresidential properties        485,080,000       46.8         357,431,000       46.3           35.7
     Commercial                           304,800,000       29.4         230,662,000       29.9           32.1
     Leases                                 2,309,000        0.2             850,000        0.1          171.6
     Consumer                               4,836,000        0.5           4,858,000        0.6           (0.5)
                                      ---------------     ------     ---------------    -------         -------

                                      $ 1,035,963,000      100.0%    $   771,554,000      100.0%          34.3%
                                      ===============     ======     ===============    =======         ======

--------------------------------------------------------------------------------

                                  (Continued)

                          MERCANTILE BANK CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2003 and 2002
--------------------------------------------------------------------------------


NOTE 3 -- LOANS AND LEASES AND ALLOWANCE FOR LOAN AND LEASE LOSSES (Continued)

Activity in the allowance for loan and lease losses is as follows:

                                                                   2003               2002                2001
                                                                   ----               ----                ----
     Beginning balance                                      $    10,890,000     $     8,494,000    $      6,302,000
     Provision for loan and lease losses                          3,800,000           3,002,000           2,370,000
     Charge-offs                                                   (596,000)           (706,000)           (252,000)
     Recoveries                                                     285,000             100,000              74,000
                                                            ---------------     ---------------    ----------------

         Ending balance                                     $    14,379,000     $    10,890,000    $      8,494,000
                                                            ===============     ===============    ================


                                                                                      2003                2002
                                                                                      ----                ----
Impaired loans and leases were as follows:

     Year-end loans with no allocated allowance for loan and lease losses       $             0    $        402,000
     Year-end loans with allocated allowance for loan and lease losses                1,785,000             394,000
                                                                                ---------------    ----------------

                                                                                $     1,785,000    $        796,000
                                                                                ===============    ================

     Amount of the allowance for loan and lease losses allocated                $       321,000    $         80,000
     Average of impaired loans during the year                                          581,000             782,000


Nonperforming loans and leases were as follows:

     Loans and leases past due over 90 days still accruing interest             $     1,552,000    $              0
     Nonaccrual loans and leases                                                        233,000             796,000
                                                                                ---------------    ----------------

                                                                                $     1,785,000    $        796,000
                                                                                ===============    ================


The Bank recognized interest income of $140,000 on impaired loans during 2003. The Bank did not recognize any interest income on impaired loans during 2002 or 2001. Nonperforming loans includes both smaller balance homogenous loans that are collectively evaluated for impairment and individually classified impaired loans.


Concentrations within the loan portfolio were as follows at year-end:

                                                           2 0 0 3                            2 0 0 2
                                                           -------                            -------
                                                                 Percentage of                      Percentage of
                                                  Balance       Loan Portfolio       Balance       Loan Portfolio
                                                  -------       --------------       -------       --------------
     Commercial real estate loans to
       lessors of non-residential
       buildings                            $    259,690,000         25.1%        $179,688,000          23.3%



--------------------------------------------------------------------------------


                                  (Continued)

                          MERCANTILE BANK CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2003 and 2002
--------------------------------------------------------------------------------


NOTE 4 - PREMISES AND EQUIPMENT, NET

Year-end premises and equipment are as follows:

                                                                                     2003               2002
                                                                                     ----               ----

     Land and improvements                                                      $     5,745,000    $      3,234,000
     Buildings and leasehold improvements                                             8,183,000           7,009,000
     Furniture and equipment                                                          4,935,000           4,327,000
                                                                                ---------------    ----------------
                                                                                     18,863,000          14,570,000
     Less: accumulated depreciation                                                   3,558,000           2,396,000
                                                                                ---------------    ----------------

                                                                                $    15,305,000    $     12,174,000
                                                                                ===============    ================

Depreciation expense in 2003, 2002 and 2001 totaled $1,162,000, $910,000 and $556,000, respectively.


NOTE 5 -- DEPOSITS

Deposits at year-end are summarized as follows:


                                        December 31, 2003               December 31, 2002             Percent
                                        -----------------               -----------------            Increase/
                                       Balance            %            Balance           %          (Decrease)
                                       -------            -            -------           -          ----------
     Noninterest-bearing
        demand                   $     76,579,000         8.5%   $     62,405,000        8.3%           22.7%
     Interest-bearing
        checking                       34,241,000         3.8          28,130,000        3.7            21.7
     Money market                       8,290,000         0.9           8,592,000        1.1            (3.5)
     Savings                          101,710,000        11.3          69,461,000        9.2            46.4
     Time, under $100,000               8,163,000         0.9           7,002,000        0.9            16.6
     Time, $100,000 and
        over                           82,288,000         9.1          66,005,000        8.8            24.7
                                 ----------------    --------    ----------------    -------        --------
                                      311,271,000        34.5         241,595,000       32.0            28.8
     Out-of-area time,
        under $100,000                 98,079,000        10.9          85,557,000       11.4            14.6
     Out-of-area time,
        $100,000 and over             493,542,000        54.6         426,961,000       56.6            15.6
                                 ----------------    --------    ----------------    -------        --------
                                      591,621,000        65.5         512,518,000       68.0            15.4
                                 ----------------    --------    ----------------    -------        --------

                                 $    902,892,000       100.0%   $    754,113,000      100.0%           19.7%
                                 ================    ========    ================    =======        ========

Out-of-area certificates of deposit consist of certificates obtained from depositors outside of the primary market area. As of December 31, 2003, out-of-area certificates of deposit totaling $572.0 million were obtained through deposit brokers, with the remaining $19.6 million obtained directly from the depositors.




--------------------------------------------------------------------------------

                                  (Continued)

                          MERCANTILE BANK CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2003 and 2002
--------------------------------------------------------------------------------



NOTE 5 -- DEPOSITS (Continued)

The following table depicts the maturity distribution for time deposits at year-end.

                                                                                       2003               2002
                                                                                       ----               ----

     In one year                                                                  $  490,450,000    $   437,070,000
     In two years                                                                    119,376,000        100,855,000
     In three years                                                                   34,172,000         16,119,000
     In four years                                                                    19,957,000         12,849,000
     In five years                                                                    18,117,000         18,632,000
                                                                                  --------------    ---------------

                                                                                  $  682,072,000    $   585,525,000
                                                                                  ==============    ===============

The following table depicts the maturity distribution for certificates of deposit with balances of $100,000 or more at year-end.

                                                                                       2003               2002
                                                                                       ----               ----

     Up to three months                                                           $  123,040,000    $   115,615,000
     Three months to six months                                                      142,231,000        110,401,000
     Six months to twelve months                                                     146,488,000        146,156,000
     Over twelve months                                                              164,071,000        120,794,000
                                                                                  --------------    ---------------

                                                                                  $  575,830,000    $   492,966,000
                                                                                  ==============    ===============


NOTE 6 -- SHORT-TERM BORROWINGS

Information relating to short-term borrowings, comprised entirely of securities sold under agreements to repurchase, at year-end is summarized below:

                                                                                       2003               2002
                                                                                       ----               ----

     Outstanding balance at year-end                                              $   49,545,000    $    50,335,000
     Weighted average interest rate at year-end                                             1.38%             1.54%
     Average daily balance during the year                                            45,865,000         43,468,000
     Weighted average interest rate during the year                                         1.45%             2.03%
     Maximum month end balance during the year                                        55,270,000         52,000,000

Securities sold under agreements to repurchase (repurchase agreements) generally have original maturities of less than one year. Repurchase agreements are treated as financings and the obligations to repurchase securities sold are reflected as liabilities. Securities involved with the repurchase agreements are recorded as assets of the Bank and are primarily held in safekeeping by correspondent banks. Repurchase agreements are offered principally to certain large deposit customers as uninsured deposit equivalent investments. Repurchase agreements were secured by securities with a market value of $60.4 million and $57.2 million at year-end 2003 and 2002, respectively.



--------------------------------------------------------------------------------
                                  (Continued)

                          MERCANTILE BANK CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2003 and 2002
--------------------------------------------------------------------------------



NOTE 7 - FEDERAL HOME LOAN BANK ADVANCES

At year-end, advances from the Federal Home Loan Bank were as follows.


                                                                                       2003               2002
                                                                                       ----               ----
     Maturities January 2004 through September 2006, fixed rates
     from 1.54% to 3.21%, averaging 2.07%                                         $   90,000,000    $             0

     Maturities September 2003 through December 2004, fixed
     rates from 1.69% to 2.39%, averaging 1.97%                                                0         15,000,000
                                                                                  --------------    ---------------

                                                                                  $   90,000,000    $    15,000,000
                                                                                  ==============    ===============

Each advance is payable at its maturity date, and is subject to a prepayment fee if paid prior to the maturity date. The advances are collateralized by residential mortgage loans, first mortgage liens on multi-family residential property loans, first mortgage liens on commercial real estate property loans, and substantially all other assets of our bank, under a blanket lien arrangement. Our borrowing line of credit as of December 31, 2003 totaled $156.8 million.

Maturities over the next five years are:

                  2004                                                            $   45,000,000
                  2005                                                                35,000,000
                  2006                                                                10,000,000
                  2007                                                                         0
                  2008                                                                         0


NOTE 8 - FEDERAL INCOME TAXES

The consolidated provision for income taxes is as follows:

                                                                     2003              2002               2001
                                                                     ----              ----               ----

     Current                                                   $    5,153,000     $    4,060,000    $     2,838,000
     Deferred benefit                                              (1,253,000)          (893,000)          (848,000)
     Effect of restating deferred tax asset @ 35%                    (115,000)                 0                  0
                                                               ---------------    --------------    ---------------

         Tax expense                                           $    3,785,000     $    3,167,000    $     1,990,000
                                                               ==============     ==============    ===============





--------------------------------------------------------------------------------

                                  (Continued)

                          MERCANTILE BANK CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2003 and 2002
--------------------------------------------------------------------------------

NOTE 8 - FEDERAL INCOME TAXES (Continued)

Income tax expense was less than the amount computed by applying the statutory federal income tax rate to income before income taxes. The reasons for the difference are as follows:

                                                                     2003              2002               2001
                                                                     ----              ----               ----

     Statutory rates                                           $    4,830,000     $    3,714,000    $     2,201,000
     Increase (decrease) from
       Tax-exempt interest                                           (606,000)          (429,000)          (264,000)
       Life insurance                                                (273,000)          (139,000)           (34,000)
       Effect of tax bracket surcharge                               (100,000)                 0                  0
       Other                                                          (66,000)            21,000             87,000
                                                               ---------------    --------------    ---------------

         Tax expense                                           $    3,785,000     $    3,167,000    $     1,990,000
                                                               ==============     ==============    ===============

The net deferred tax asset recorded includes the following amounts of deferred tax assets and liabilities:

                                                                                       2003               2002
                                                                                       ----               ----
     Deferred tax assets
         Allowance for loan losses                                                $    4,983,000    $     3,619,000
         Start-up/pre-opening expenses                                                     6,000              8,000
         Deferred loan fees                                                              360,000            243,000
         Deferred compensation                                                           390,000            196,000
         Other                                                                            27,000             18,000
                                                                                  --------------    ---------------
                                                                                       5,766,000          4,084,000
     Deferred tax liabilities
         Unrealized gain on securities available for sale                                113,000            543,000
         Depreciation                                                                    383,000            173,000
         Other                                                                           118,000             14,000
                                                                                  --------------    ---------------
                                                                                         614,000            730,000
                                                                                  --------------    ---------------

     Net deferred tax asset                                                       $    5,152,000    $     3,354,000
                                                                                  ==============    ===============

A valuation allowance related to deferred tax assets is required when it is considered more likely than not that all or part of the benefits related to such assets will not be realized. Management has determined that no valuation allowance was required at year-end 2003 or 2002.


NOTE 9 -- STOCK OPTION PLANS

Stock option plans are used to reward directors and employees and provide them with additional equity interest. Stock options granted to non-employee directors are at 125% of the market price on the date of grant, fully vest after five years and expire ten years from the date of grant. Stock options granted to employees are granted at the market price on the date of grant, generally fully vest after one year and expire ten years from the date of grant. At year-end 2003, there were 51,949 shares authorized for future option grants. Information about option grants follows.


--------------------------------------------------------------------------------

                                  (Continued)

                          MERCANTILE BANK CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2003 and 2002
--------------------------------------------------------------------------------

NOTE 9 -- STOCK OPTION PLANS (Continued)

A summary of the activity in the plan is as follows.

                                          2 0 0 3                        2 0 0 2                       2 0 0 1
                                          -------                        -------                       -------
                                                 Weighted                      Weighted                       Weighted
                                                  Average                       Average                        Average
                                                 Exercise                      Exercise                       Exercise
                                  Shares           Price         Shares          Price          Shares          Price
                                  ------           -----         ------          -----          ------          -----
    Outstanding at
       beginning
       of year                     271,935     $   12.63         229,839      $  11.14          183,552      $   9.99
    Granted                         37,880         33.74          44,878         20.36           46,287         15.71
    Exercised                      (30,397)         9.90            (578)         9.99                0
    Forfeited or expired            (1,274)        30.29          (2,204)        15.13                0
                                -----------    ---------      -----------     --------       ----------      --------
    Outstanding at
      end of year                  278,144     $   15.72         271,935      $  12.63          229,839      $  11.14
                                ==========     =========      ==========      ========       ==========      ========

    Options exercisable
       at year-end                 227,052                       218,792                        176,958
                                ==========                    ==========                     ==========

    Fair value of options
       granted during year      $     8.34                    $     9.96                     $     7.84
                                ==========                    ==========                     ==========


Options outstanding at year-end 2003 were as follows:

                                            Outstanding                                   Exerciseable
                             --------------------------------------------           ----------------------
                                         Weighted Average     Weighted                            Weighted
Range of                                     Remaining         Average                             Average
Exercise                                    Contractual       Exercise                            Exercise
Prices                        Number           Life             Price                Number         Price
------                        ------           ----             -----                ------         -----

$  8.00 - $10.00                92,287      4.7 Years         $  9.17                  92,287     $   9.17
$10.01 - $12.00                 60,565      4.8 Years           11.30                  60,565        11.30
$14.01 - $16.00                 36,645      7.8 Years           15.12                  36,645        15.12
$18.01 - $20.00                 44,692      8.5 Years           19.50                  37,030        19.60
$24.01 - $26.00                  6,825      8.2 Years           24.52                     525        24.52
$32.01 - $34.00                 31,130      9.8 Years           32.35                       0           NA
$40.01 - $42.00                  6,000      9.8 Years           40.45                       0           NA
                            ----------      ---------                              ----------       ------

Outstanding at year end        278,144      6.5 Years         $ 15.72                 227,052     $  12.44
                            ==========      =========                              ==========


Options outstanding at year-end 2003, 2002 and 2001 were as follows:

                                                                    2003              2002               2001
                                                                    ----              ----               ----

     Minimum exercise price                                    $      8.64        $      8.64       $      8.64
     Maximum exercise price                                          40.45              24.52             18.91
     Average remaining option term                               6.5 Years          6.8 Years         7.3 Years



--------------------------------------------------------------------------------

                                  (Continued)

                          MERCANTILE BANK CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2003 and 2002
--------------------------------------------------------------------------------

NOTE 10 -- RELATED PARTIES

Certain directors and executive officers of the Bank, including their immediate families and companies in which they are principal owners, were loan customers of the Bank. At year-end 2003 and 2002, the Bank had $11.3 million and $7.1 million in loan commitments to directors and executive officers, of which $6.3 million and $3.0 million were outstanding at year-end 2003 and 2002, respectively, as reflected in the following table.

                                                                                       2003               2002
                                                                                       ----               ----

     Beginning balance                                                            $    2,951,000    $     3,323,000
     New loans                                                                         4,914,000            965,000
     Repayments                                                                       (1,594,000)        (1,337,000)
                                                                                  --------------    ---------------

         Ending balance                                                           $    6,271,000    $     2,951,000
                                                                                  ==============    ===============

Related party deposits and repurchase agreements totaled $11.3 million at year-end 2003 and $16.4 million at year-end 2002.


NOTE 11 -- COMMITMENTS AND OFF-BALANCE-SHEET RISK

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

Fair value of the Bank's off-balance sheet instruments (commitments to extend credit and standby letters of credit) is based on rates currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties' credit standing. At year-end 2003 and 2002, the rates on existing off-balance sheet instruments were substantially equivalent to current market rates, considering the underlying credit standing of the counterparties.



--------------------------------------------------------------------------------

                                  (Continued)

                          MERCANTILE BANK CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2003 and 2002
--------------------------------------------------------------------------------



NOTE 11 -- COMMITMENTS AND OFF-BALANCE-SHEET RISK  (Continued)

The Bank's maximum exposure to credit losses for loan commitments and standby letters of credit outstanding at year-end was as follows:

                                                                                    2003                 2002
                                                                                    ----                 ----

     Commercial unused lines of credit                                       $     176,943,000    $     131,161,000
     Unused lines of credit secured by 1 -- 4 family
       residential properties                                                       19,020,000           12,381,000
     Credit card unused lines of credit                                              8,990,000            5,824,000
     Other consumer unused lines of credit                                           5,569,000            4,415,000
     Commitments to make loans                                                      73,570,000           24,267,000
     Standby letters of credit                                                      57,918,000           39,338,000
                                                                             -----------------    -----------------

                                                                             $     342,010,000    $     217,386,000
                                                                             =================    =================


The following instruments are considered financial guarantees under FASB Interpretation 45. These instruments are carried at fair value.

                                                           2 0 0 3                            2 0 0 2
                                                           -------                            -------
                                                  Contract        Carrying           Contract        Carrying
                                                   Amount           Value             Amount           Value
                                                   ------           -----             ------           -----
     Standby letters of credit              $     57,918,000    $   296,000       $  39,338,000    $         0


The Bank was required to have $4.5 million and $2.8 million of cash on hand or on deposit with the Federal Reserve Bank of Chicago to meet regulatory reserve and clearing requirements at year-end 2003 and 2002. These balances do not earn interest.

The Bank leases its downtown Grand Rapids facility under an operating lease agreement. Total rental expense for the lease for 2003, 2002 and 2001 was $175,000, $170,000 and $165,000, respectively. Future minimum rentals under this lease, which expires on August 31, 2007, as of year-end 2003 are as follows:

                  2004                                                       $     179,000
                  2005                                                             179,000
                  2006                                                             179,000
                  2007                                                             119,000
                                                                             -------------

                                                                             $     656,000
                                                                             =============


NOTE 12 -- BENEFIT PLANS

Mercantile has a 401(k) benefit plan that covers substantially all of its employees. Mercantile's 2003, 2002 and 2001 matching 401(k) contribution charged to expense was $327,000, $239,000 and $173,000, respectively. The percent of Mercantile's matching contributions to the 401(k) is determined annually by the Board of Directors. The 401(k) benefit plan allows employee contributions up to 15% of their compensation, which are matched at 100% of the first 5% of the compensation contributed. Matching contributions are immediately vested.

--------------------------------------------------------------------------------

                                  (Continued)

                          MERCANTILE BANK CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2003 and 2002
--------------------------------------------------------------------------------

NOTE 12 -- BENEFIT PLANS (Continued)

Mercantile has a deferred compensation plan in which all persons serving on the Board of Directors may defer all or portions of annual retainer and meeting fees, with distributions to be paid only upon termination of service as a director. The deferred amounts are categorized on Mercantile's financial statements as long term borrowings. Up until September 30, 2001, the deferred balances were paid interest at a rate equal to 75% of the prime rate, adjusted at the beginning of each calendar quarter. The deferred compensation plan was amended, effective October 1, 2001, to increase the interest rate from 75% of the prime rate to 100% of the prime rate. Interest expense for the plan during 2003, 2002 and 2001 was $15,000, $11,000 and $6,000, respectively.

Mercantile has a non-qualified deferred compensation program in which selected officers may defer all or portions of salary and bonus payments. The deferred amounts are categorized on Mercantile's financial statements as other borrowed money. The deferred balances are paid interest at a rate equal to the prime rate, adjusted at the beginning of each calendar quarter. Interest expense for the plan during 2003, 2002 and 2001 was $22,000, $10,000 and $2,000, respectively.


NOTE 13 - FAIR VALUES OF FINANCIAL INSTRUMENTS

Carrying amount and estimated fair values of financial instruments were as follows at year-end.

                                                            2 0 0 3                            2 0 0 2
                                                            -------                            -------
                                                   Carrying            Fair           Carrying            Fair
                                                    Values            Values           Values            Values
                                                    ------            ------           ------            ------
     Financial assets
         Cash and cash equivalents              $   16,564,000   $    16,564,000   $   28,117,000   $    28,117,000
         Securities available for sale              71,421,000        71,421,000       59,614,000        59,614,000
         Securities held to maturity                45,112,000        47,102,000       36,493,000        37,985,000
         Federal Home Loan Bank stock                4,977,000         4,977,000          786,000           786,000
         Loans, net                              1,021,584,000     1,038,404,000      760,664,000       785,203,000
         Bank owned life insurance policies         16,441,000        16,441,000       14,876,000        14,876,000
         Accrued interest receivable                 4,098,000         4,098,000        3,336,000         3,336,000

     Financial liabilities
         Deposits                                  902,892,000       903,278,000      754,113,000       758,422,000
         Securities sold under agreements
           to repurchase                            49,545,000        49,545,000       50,335,000        50,335,000
         Federal Home Loan Bank advances            90,000,000        90,305,000       15,000,000        15,000,000
         Accrued interest payable                    7,080,000         7,080,000        4,713,000         4,713,000
         Subordinated debentures                    16,000,000        22,593,000       16,000,000        20,050,000

Carrying amount is the estimated fair value for cash and cash equivalents, Federal Home Loan Bank stock, accrued interest receivable and payable, bank owned life insurance policies, demand deposits, securities sold under agreements to repurchase, and variable rate loans or deposits that reprice frequently and fully. Security fair values are based on market prices or dealer quotes, and if no such information is available, on the rate and term of the security and information about the issuer. For fixed rate loans or deposits and for variable rate loans or deposits with infrequent repricing or repricing limits, fair value is based on discounted cash flows using current market rates applied to the estimated life and credit risk. Fair value of subordinated debentures and Federal Home Loan Bank advances is based on current rates for similar financing. Fair value of off balance sheet items is estimated to be nominal.

--------------------------------------------------------------------------------

                                  (Continued)

                          MERCANTILE BANK CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2003 and 2002
--------------------------------------------------------------------------------

NOTE 14 -- EARNINGS PER SHARE

The factors used in the earnings per share computation follow.


                                                                       2003             2002              2001
                                                                       ----             ----              ----
     Basic
         Net income                                               $   10,016,000    $   7,757,000    $    4,483,000
                                                                  ==============    =============    ==============

         Weighted average common shares outstanding                    5,781,570        5,405,703         4,022,972
                                                                  --------------    -------------    --------------

       Basic earnings per common share                            $         1.73    $        1.43    $         1.11
                                                                  ==============    =============    ==============

     Diluted
         Net income                                               $   10,016,000    $   7,757,000    $    4,483,000
                                                                  ==============    =============    ==============

         Weighted average common shares outstanding for
           basic earnings per common share                             5,781,570        5,405,703         4,022,972

         Add:  Dilutive effects of assumed exercises of
           stock options                                                 138,105           97,620            60,965
                                                                  --------------    -------------    --------------

         Average shares and dilutive potential
           common shares                                               5,919,675        5,503,323         4,083,937
                                                                  ==============    =============    ==============

       Diluted earnings per common share                          $         1.69    $        1.41    $         1.10
                                                                  ==============    =============    ==============

Stock options for 37,730, 44,878 and 46,287 shares of common stock were not considered in computing diluted earnings per common share for 2003, 2002 and 2001, respectively, because they were antidilutive.


NOTE 15 -- SUBORDINATED DEBENTURES

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

--------------------------------------------------------------------------------

                                  (Continued)

                          MERCANTILE BANK CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2003 and 2002
--------------------------------------------------------------------------------



NOTE 16 -- SALE OF COMMON STOCK

During 2003, Mercantile sold in aggregate approximately 1.4 million shares of common stock, raising $43.0 million net of issuance costs. Substantially all of the net proceeds were contributed to the Bank as capital to provide support for asset growth, fund investments in loans and securities and for general corporate purposes.

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

The prompt corrective action regulations provide five classifications, including well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized, although these terms are not used to represent overall financial condition. If an institution is adequately capitalized, regulatory approval is required to accept brokered deposits. If an institution is undercapitalized, capital distributions are limited, as is asset growth and expansion, and plans for capital restoration are required.

At year end, actual capital levels (in thousands) and minimum required levels for Mercantile and the Bank were:

                                                                                             Minimum Required
                                                                                                to be Well
                                                                   Minimum Required          Capitalized Under
                                                                      for Capital            Prompt Corrective
                                               Actual              Adequacy Purposes        Action Regulations
                                               ------              -----------------        ------------------
                                        Amount       Ratio         Amount       Ratio        Amount       Ratio
                                        ------       -----         ------       -----        ------       -----
2003
   Total capital (to risk
     weighted assets)
       Consolidated                   $   160,360    13.8%      $    92,711      8.0%     $   115,888     10.0%
       Bank                               156,950    13.6            92,556      8.0          115,695     10.0
   Tier 1 capital (to risk
     weighted assets)
       Consolidated                       145,981    12.6            46,356      4.0           69,533      6.0
       Bank                               142,571    12.3            46,278      4.0           69,417      6.0
   Tier 1 capital (to average
     assets)
       Consolidated                       145,981    12.5            46,756      4.0           58,444      5.0
       Bank                               142,571    12.2            46,703      4.0           58,378      5.0

--------------------------------------------------------------------------------

                                  (Continued)

                          MERCANTILE BANK CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2003 and 2002
--------------------------------------------------------------------------------

NOTE 17 - REGULATORY MATTERS (Continued)

                                                                                             Minimum Required
                                                                                                to be Well
                                                                   Minimum Required          Capitalized Under
                                                                      for Capital            Prompt Corrective
                                               Actual              Adequacy Purposes        Action Regulations
                                               ------              -----------------        ------------------
                                        Amount       Ratio         Amount       Ratio        Amount       Ratio
                                        ------       -----         ------       -----        ------       -----
2002
   Total capital (to risk
     weighted assets)
       Consolidated                   $   105,671    12.1%      $    69,862      8.0%     $    87,328     10.0%
       Bank                               102,810    11.8            69,728      8.0           87,160     10.0
   Tier 1 capital (to risk
     weighted assets)
       Consolidated                        94,781    10.9            34,931      4.0           52,397      6.0
       Bank                                91,920    10.6            34,864      4.0           52,296      6.0
   Tier 1 capital (to average
     assets)
       Consolidated                        94,781    10.7            35,355      4.0           44,193      5.0
       Bank                                91,920    10.4            35,313      4.0           44,142      5.0

Federal and state banking laws and regulations place certain restrictions on the amount of dividends the Bank can transfer to Mercantile and on the capital levels that must be maintained. At year-end 2003, under the most restrictive of these regulations (to remain well capitalized), the Bank could distribute approximately $11.1 million to Mercantile as dividends without prior regulatory approval.

The capital levels as of year-end 2003 and year-end 2002 include 1.6 million trust preferred securities issued by Capital Trust in September 1999 subject to certain limitations. Federal Reserve guidelines limit the amount of trust preferred securities which can be included in Tier 1 capital of Mercantile to 25% of total Tier 1 capital. At year-end 2003 and year-end 2002, all $16.0 million of the trust preferred securities were included as Tier 1 capital of Mercantile.










--------------------------------------------------------------------------------

                                  (Continued)

                          MERCANTILE BANK CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2003 and 2002
--------------------------------------------------------------------------------

NOTE 18 - OTHER COMPREHENSIVE INCOME/(LOSS)

Other comprehensive income/(loss) components and related taxes were as follows.

                                                               2003               2002               2001
                                                               ----               ----               ----
     Unrealized holding gains and losses on
       available-for-sale securities                       $   (1,586,000)   $     1,249,000    $      386,000
     Reclassification adjustments for gains
       and losses later recognized in income                     (321,000)          (270,000)         (207,000)
                                                           ---------------   ----------------   --------------
     Net unrealized gains and losses                           (1,265,000)           979,000           179,000
     Tax effect                                                   431,000           (333,000)          (61,000)
                                                           --------------    ----------------   --------------

Other comprehensive income/(loss)                          $     (834,000)   $       646,000    $      118,000
                                                           ===============   ===============    ==============


NOTE 19 - QUARTERLY FINANCIAL DATA (UNAUDITED)

                                                                                         Earnings per Share
                                 Interest       Net Interest           Net               ------------------
                                  Income           Income            Income          Basic        Fully Diluted
                                  ------           ------            ------          -----        -------------
2003
----
    First quarter             $  12,675,000     $  6,794,000     $  2,233,000      $   0.41         $    0.40
    Second quarter               13,433,000        7,511,000        2,540,000          0.47              0.46
    Third quarter                13,854,000        8,057,000        2,228,000          0.40              0.39
    Fourth quarter               14,696,000        8,949,000        3,015,000          0.45              0.44

2002
----
    First quarter             $  11,040,000     $  5,034,000     $  1,604,000      $   0.29         $    0.30
    Second quarter               11,639,000        5,735,000        1,716,000          0.32              0.31
    Third quarter                12,318,000        6,282,000        2,156,000          0.40              0.39
    Fourth quarter               12,635,000        6,603,000        2,281,000          0.42              0.41

2001
----
    First quarter             $  10,856,000     $  3,462,000     $    915,000      $   0.30         $    0.30
    Second quarter               11,011,000        3,698,000          777,000          0.23              0.23
    Third quarter                11,530,000        4,352,000        1,338,000          0.29              0.29
    Fourth quarter               11,222,000        4,906,000        1,453,000          0.29              0.28












--------------------------------------------------------------------------------

                                  (Continued)

                          MERCANTILE BANK CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2003 and 2002
--------------------------------------------------------------------------------

NOTE 20 -- MERCANTILE BANK CORPORATION (PARENT COMPANY ONLY)
  CONDENSED FINANCIAL STATEMENTS

Following are condensed parent company only financial statements.

                            CONDENSED BALANCE SHEETS
                                                                                     2003                2002
                                                                                     ----                ----
     ASSETS
         Cash and cash equivalents                                              $     1,408,000    $        845,000
         Investment in subsidiaries                                                 143,296,000          93,479,000
         Other assets                                                                 2,350,000           2,445,000
                                                                                ---------------    ----------------

              Total assets                                                      $   147,054,000    $     96,769,000
                                                                                ===============    ================

     LIABILITIES AND SHAREHOLDERS' EQUITY
         Liabilities                                                            $       358,000    $        440,000
         Subordinated debentures                                                     16,495,000          16,495,000
         Shareholders' equity                                                       130,201,000          79,834,000
                                                                                ---------------    ----------------

              Total liabilities and shareholders' equity                        $   147,054,000    $     96,769,000
                                                                                ===============    ================


                         CONDENSED STATEMENTS OF INCOME

                                                                        2003              2002            2001
                                                                        ----              ----            ----
   Income
     Dividends from subsidiaries                                  $    3,455,000    $   1,583,000    $    1,583,000
     Other                                                                14,000           18,000            22,000
                                                                  --------------    -------------    --------------
       Total income                                                    3,469,000        1,601,000         1,605,000

   Expenses
     Interest expense                                                  1,617,000        1,617,000         1,617,000
     Other operating expenses                                            611,000          512,000           543,000
                                                                  --------------    -------------    --------------
       Total expenses                                                  2,228,000        2,129,000         2,160,000
                                                                  --------------    -------------    --------------


   INCOME (LOSS) BEFORE INCOME TAX AND EQUITY IN
     UNDISTRIBUTED NET INCOME (LOSS) OF SUBSIDIARIES                   1,241,000         (528,000)         (555,000)

   Federal income tax expense (benefit)                                 (724,000)        (702,000)         (698,000)

   Equity in undistributed net income of subsidiary                    8,051,000        7,583,000         4,340,000
                                                                  --------------    -------------    --------------


   NET INCOME                                                     $   10,016,000    $   7,757,000    $    4,483,000
                                                                  ==============    =============    ==============






--------------------------------------------------------------------------------

                                  (Continued)

                          MERCANTILE BANK CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2003 and 2002
--------------------------------------------------------------------------------

NOTE 20 -- MERCANTILE BANK CORPORATION (PARENT COMPANY ONLY)
  CONDENSED FINANCIAL STATEMENTS (Continued)

                        CONDENSED STATEMENT OF CASH FLOWS

                                                                       2003             2002              2001
                                                                       ----             ----              ----
   CASH FLOWS FROM OPERATING ACTIVITIES
     Net income                                                   $   10,016,000    $   7,757,000    $    4,483,000
     Adjustments to reconcile net income to net
       cash from operating activities
       Equity in undistributed income of subsidiary                   (8,051,000)      (7,583,000)       (4,340,000)
       Capital investment into Mercantile Bank of
         West Michigan                                               (42,600,000)               0       (34,500,000)
       Change in other assets                                             95,000           17,000          (662,000)
       Change in other liabilities                                       (82,000)          60,000            10,000
                                                                  ---------------   -------------    --------------
         Net cash from operating activities                          (40,622,000)         251,000       (35,009,000)

   CASH FLOWS FROM FINANCING ACTIVITIES
     Net proceeds from sale of common stock                           42,818,000          (37,000)       35,009,000
     Stock option exercises, net                                          36,000            6,000                 0
     Employee stock purchase plan                                         57,000                0                 0
     Dividend reinvestment plan                                          119,000                0                 0
     Cash dividends                                                   (1,845,000)               0                 0
     Fraction shares paid                                                      0           (1,000)           (1,000)
                                                                  --------------    --------------   ---------------
         Net cash from financing activities                           41,185,000          (32,000)       35,008,000
                                                                  --------------    --------------   --------------

   Net change in cash and cash equivalents                               563,000          219,000            (1,000)

   Cash and cash equivalents at beginning of period                      845,000          626,000           627,000
                                                                  --------------    -------------    --------------

   CASH AND CASH EQUIVALENTS AT END OF PERIOD                     $    1,408,000    $     845,000    $      626,000
                                                                  ==============    =============    ==============











--------------------------------------------------------------------------------

                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 26, 2004.

                                            MERCANTILE BANK CORPORATION



                                            /s/ Gerald R. Johnson, Jr.
                                            --------------------------
                                            Gerald R. Johnson, Jr.
                                            Chairman of the Board and
                                            Chief Executive Officer


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 26, 2004..

/s/ Betty S. Burton                          /s/ Susan K. Jones
-------------------                          ------------------
Betty S. Burton, Director                    Susan K. Jones, Director

/s/ David M. Cassard                         /s/ Lawrence W. Larsen
--------------------                         ----------------------
David M. Cassard, Director                   Lawrence W. Larsen, Director

/s/ Edward J. Clark                          /s/ Calvin D. Murdock
-------------------                          ---------------------
Edward J. Clark, Director                    Calvin D. Murdock, Director

/s/ Peter A. Cordes                          /s/ Michael H. Price
-------------------                          --------------------
Peter A. Cordes, Director                    Michael H. Price, Director, President and Chief
                                             Operating Officer

/s/ C. John Gill                             /s/ Dale J. Visser
----------------                             ------------------
C. John Gill, Director                       Dale J. Visser, Director

/s/ Doyle A. Hayes                           /s/ Donald Williams
------------------                           -------------------
Doyle A. Hayes, Director                     Donald Williams, Director

/s/ David M. Hecht                           /s/ Charles E. Christmas
------------------                           ------------------------
David M. Hecht, Director                     Charles E. Christmas, Senior Vice President, Chief
                                             Financial Officer and Treasurer (principal financial
                                             and accounting officer)

/s/ Gerald R. Johnson, Jr.
--------------------------
Gerald R. Johnson, Jr., Chairman of the Board and
Chief Executive Officer (principal executive officer)

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

         10.4 Extension Agreement of Data Processing Contract between Fiserve Solutions, Inc. and our bank dated May 12, 2000 extending the agreement between Fiserve Solutions, Inc. and our bank dated September 10, 1997, is incorporated by reference to exhibit 10.15 of our Form 10-K for the fiscal year ended December 31, 2000 (Commission File No. 000-26719)

         10.5 Extension Agreement of Data Processing Contract between Fiserve Solutions, Inc. and our bank dated November 22, 2002 extending the agreement between Fiserve Solutions, Inc. and our bank dated September 10, 1997, is incorporated by reference to exhibit 10.5 of our Form 10-K for the fiscal year ended December 31, 2002 (Commission File No. 000-26719)

         10.6 Mercantile Bank of West Michigan Deferred Compensation Plan for Members of the Board of Directors (1999) is incorporated by reference to Exhibit 10.6 of the Registration Statement of the company and our trust on Form SB-2 (Commission File Nos. 333-84313 and 333-84313-01) that became effective on September 13, 1999

         10.7 Subordinated Indenture dated as of September 17, 1999 between the company and Wilmington Trust Company, as Trustee, relating to 9.60% Junior Subordinated Debentures due 2029 is incorporated by reference to Exhibit 4.1 of the Registration Statement of the company and our trust on Form SB-2 (Commission File Nos. 333-84313 and 333-84313-01) that become effective on September 13, 1999

         10.8 Amended and Restated Trust Agreement dated as of September 17, 1999 among the company, as depositor, Wilmington Trust Company, as Property Trustee, Wilmington Trust Company, as Delaware Trustee, and the Administrative Trustees is incorporated by reference to Exhibit 4.5 of the Registration Statement of the company and our trust on Form SB-2 (Commission File Nos. 333-84313 and 333-84313-01) that became effective on September 13, 1999

        EXHIBIT NO.             EXHIBIT DESCRIPTION
        -----------             -------------------

         10.9 Preferred Securities Guarantee Agreement between the company and Wilmington Trust Company dated September 17, 1999, is incorporated by reference to Exhibit 4.7 of the Registration Statement of the company and our trust on Form SB-2 (Commission File Nos. 333-84313 and 333-84313-01) that became effective on September 13, 1999

         10.10 Agreement as to Expenses and Liabilities dated as of September 17, 1999, between the company and our trust (included as Exhibit D to Exhibit 10.8)

         10.11 Mercantile Bank Corporation 2000 Employee Stock Option Plan, approved by the shareholders at the annual meeting on April 20, 2000, is incorporated by reference to exhibit 10.14 of our Form 10-K for the fiscal year ended December 31, 2000 (Commission File No. 000-26719)

         10.12 Amended and Restated Employment Agreement dated as of October 18, 2001, among the company, our bank and Gerald R. Johnson, Jr., is incorporated by reference to exhibit 10.21 of our Form 10-K for the fiscal year ended December 31, 2001 (Commission File No. 000-26719) (management contract or compensatory plan)

         10.13 Amended and Restated Employment Agreement dated as of October 18, 2001, among the company, our bank and Michael H. Price, is incorporated by reference to exhibit 10.22 of our Form 10-K for the fiscal year ended December 31, 2001 (Commission File No. 000-26719) (management contract or compensatory plan)

         10.14 Employment Agreement dated as of October 18, 2001, among the company, our bank and Robert B. Kaminski, is incorporated by reference to exhibit 10.23 of our Form 10-K for the fiscal year ended December 31, 2001 (Commission File No. 000-26719) (management contract or compensatory plan)

         10.15 Employment Agreement dated as of October 18, 2001, among the company, our bank and Charles E. Christmas, is incorporated by reference to exhibit 10.23 of our Form 10-K for the fiscal year ended December 31, 2001 (Commission File No. 000-26719) (management contract or compensatory plan)

         10.16 Amendment to Employment Agreement dated as of October 17, 2002, among the company, our bank and Gerald R. Johnson, Jr., is incorporated by reference to exhibit 10.21 of our Form 10-K for the fiscal year ended December 31, 2002 (management contract or compensatory plan)

         10.17 Amendment to Employment Agreement dated as of October 17, 2002, among the company, our bank and Michael H. Price, is incorporated by reference to exhibit 10.22 of our Form 10-K for the fiscal year ended December 31, 2002 (management contract or compensatory plan)

         10.18 Amendment to Employment Agreement dated as of October 17, 2002, among the company, our bank and Robert B. Kaminski, is incorporated by reference to exhibit 10.23 of our Form 10-K for the fiscal year ended December 31, 2002 (management contract or compensatory plan)

         10.19 Amendment to Employment Agreement dated as of October 17, 2002, among the company, our bank and Charles E. Christmas, is incorporated by reference to exhibit 10.24 of our Form 10-K for the fiscal year ended December 31, 2002 (management contract or compensatory plan)

        EXHIBIT NO.                EXHIBIT DESCRIPTION
        -----------                -------------------

         10.20 Agreement between our bank and Visser Brothers Construction Inc. dated May 8, 2002, on Standard Form of Agreement Between Owner and Contractor where the basis of payment is a stipulated sum, is incorporated by reference to exhibit 10.25 of our Form 10-K for the fiscal year ended December 31, 2002

         10.21 Mercantile Bank Corporation Independent Director Stock Option Plan, approved by the shareholders at the annual meeting on April 18, 2002, is incorporated by reference to exhibit 10.26 of our Form 10-K for the fiscal year ended December 31, 2002

         10.22 Agreement between our real estate company and Visser Brothers, Inc. dated November 20, 2003, on Standard Form of Agreement Between Owner and Contractor where the basis of payment is a stipulated sum

         10.23 Agreement between our bank and Rockford Construction Company, Inc., dated December 3, 2003, on Standard Form of Agreement Between Owner and Contractor where the basis of payment is a stipulated sum

         21       Subsidiaries of the company

         23       Consent of Independent Accountants

         31       Rule 13a-14(a) Certifications

         32.1     Section 1350 Chief Executive Officer Certification

         32.2     Section 1350 Chief Financial Officer Certification