Form 10-Q
period 2004-03-31
MERCANTILE BANK CORP
filed 2004-05-07
CIK 1042729

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2004

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

                        Yes [X]           No [ ]

At May 3, 2004, there were 7,170,510 shares of Common Stock outstanding.

                           MERCANTILE BANK CORPORATION

                                      INDEX

                                                                                                         Page No.
                                                                                                         --------
PART I.       Financial Information

              Item 1.    Financial Statements

              Consolidated Balance Sheets -
                  March 31, 2004 (Unaudited) and December 31, 2003...................................        1

              Consolidated Statements of Income and Comprehensive Income -
                  Three Months Ended March 31, 2004 (Unaudited) and
                  March 31, 2003 (Unaudited).........................................................        2

              Consolidated Statement of Changes in Shareholders' Equity -
                  Three Months Ended March 31, 2004 (Unaudited) and
                  March 31, 2003 (Unaudited).........................................................        3

              Consolidated Statements of Cash Flows -
                  Three Months Ended March 31, 2004 (Unaudited) and
                  March 31, 2003 (Unaudited).........................................................        4

              Notes to Consolidated Financial Statements (Unaudited).................................        5

              Item 2.  Management's Discussion and Analysis of Financial
                Condition and Results of Operations..................................................       13

              Item 3.  Quantitative and Qualitative Disclosures About Market Risk....................       21

              Item 4.  Controls and Procedures.......................................................       23

PART II.      Other Information

              Item 1.  Legal Proceedings.............................................................       24

              Item 2.  Changes in Securities, Use of Proceeds and Issuer Purchases of
                  Equity Securities..................................................................       24

              Item 3.  Defaults upon Senior Securities...............................................       24

              Item 4.  Submission of Matters to a Vote of Security Holders...........................       24

              Item 5.  Other Information.............................................................       25

              Item 6.  Exhibits and Reports on Form 8-K..............................................       25

              Signatures.............................................................................       26

                           MERCANTILE BANK CORPORATION
                           CONSOLIDATED BALANCE SHEETS

                                                                         March 31,             December 31,
                                                                           2004                    2003
                                                                      ---------------         ---------------
                                                                        (Unaudited)
ASSETS
     Cash and due from banks                                          $    29,948,000         $    16,309,000
     Short-term investments                                                   717,000                 255,000
     Federal funds sold                                                     5,000,000                       0
                                                                      ---------------         ---------------
         Total cash and cash equivalents                                   35,665,000              16,564,000

     Securities available for sale                                         64,974,000              71,421,000
     Securities held to maturity (fair value of $49,401,000 at
       March 31, 2004 and $47,102,000 at December 31, 2003)                46,531,000              45,112,000
     Federal Home Loan Bank stock                                           5,784,000               4,977,000

     Total loans and leases                                             1,111,152,000           1,035,963,000
     Allowance for loan and lease losses                                  (15,337,000)            (14,379,000)
                                                                      ---------------         ---------------
         Total loans and leases, net                                    1,095,815,000           1,021,584,000

     Premises and equipment, net                                           16,580,000              15,305,000
     Bank owned life insurance policies                                    16,618,000              16,441,000
     Accrued interest receivable                                            4,824,000               4,098,000
     Other assets                                                           7,140,000               7,835,000
                                                                      ---------------         ---------------

         Total assets                                                 $ 1,293,931,000         $ 1,203,337,000
                                                                      ===============         ===============

LIABILITIES AND SHAREHOLDERS' EQUITY
     Deposits
         Noninterest-bearing                                          $    85,900,000         $    76,579,000
         Interest-bearing                                                 909,434,000             826,313,000
                                                                      ---------------         ---------------
              Total deposits                                              995,334,000             902,892,000

     Securities sold under agreements to repurchase                        41,613,000              49,545,000
     Federal funds purchased                                                        0               6,000,000
     Federal Home Loan Bank advances                                      100,000,000              90,000,000
     Subordinated debentures                                               16,495,000              16,495,000
     Other borrowed money                                                   1,361,000               1,114,000
     Accrued expenses and other liabilities                                 6,057,000               7,090,000
                                                                      ---------------         ---------------
         Total liabilities                                              1,160,860,000           1,073,136,000

Shareholders' equity
     Preferred stock, no par value; 1,000,000 shares
       authorized, none issued                                                      0                       0
     Common stock, no par value: 9,000,000 shares authorized;
       7,168,592 shares outstanding at March 31, 2004 and
       6,805,914 shares outstanding at December 31, 2003                  130,795,000             118,560,000
     Retained earnings                                                      1,666,000              11,421,000
     Accumulated other comprehensive income                                   610,000                 220,000
                                                                      ---------------         ---------------
         Total shareholders' equity                                       133,071,000             130,201,000
                                                                      ---------------         ---------------

              Total liabilities and shareholders' equity              $ 1,293,931,000         $ 1,203,337,000
                                                                      ===============         ===============

          See accompanying notes to consolidated financial statements.

                           MERCANTILE BANK CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME
                            AND COMPREHENSIVE INCOME
                                   (Unaudited)

                                                 Three Months         Three Months
                                                     Ended                Ended
                                                    March 31,           March 31,
                                                      2004                2003
                                                 ------------         ------------
Interest income
     Loans and leases, including fees             $13,908,000          $11,443,000
     Investment securities                          1,426,000            1,216,000
     Federal funds sold                                19,000               16,000
     Short-term investments                             1,000                    0
                                                  -----------          -----------
         Total interest income                     15,354,000           12,675,000

Interest expense

     Deposits                                       4,750,000            5,236,000
     Short-term borrowings                            170,000              171,000
     Federal Home Loan Bank advances                  529,000               74,000
     Long-term borrowings                             416,000              410,000
                                                  -----------          -----------
         Total interest expense                     5,865,000            5,891,000
                                                  -----------          -----------

NET INTEREST INCOME                                 9,489,000            6,784,000

Provision for loan and lease losses                 1,244,000              625,000
                                                  -----------          -----------

NET INTEREST INCOME AFTER PROVISION
   FOR LOAN AND LEASE LOSSES                        8,245,000            6,159,000

Noninterest income
     Service charges on accounts                      299,000              269,000
     Net gain on sales of securities                   78,000                    0
     Other income                                     662,000              718,000
                                                  -----------          -----------
         Total noninterest income                   1,039,000              987,000

Noninterest expense
     Salaries and benefits                          3,283,000            2,497,000
     Occupancy                                        386,000              334,000
     Furniture and equipment                          273,000              221,000
     Other expense                                  1,213,000              977,000
                                                  -----------          -----------
         Total noninterest expenses                 5,155,000            4,029,000
                                                  -----------          -----------

INCOME BEFORE FEDERAL INCOME TAX EXPENSE            4,129,000            3,117,000

Federal income tax expense                          1,156,000              884,000
                                                  -----------          -----------

NET INCOME                                        $ 2,973,000          $ 2,233,000
                                                  ===========          ===========

COMPREHENSIVE INCOME                              $ 3,363,000          $ 2,099,000
                                                  ===========          ===========

Basic earnings per share                          $      0.42          $      0.39
                                                  ===========          ===========
Diluted earnings per share                        $      0.41          $      0.38
                                                  ===========          ===========

Average basic shares outstanding                    7,158,971            5,683,147
                                                  ===========          ===========
Average diluted shares outstanding                  7,314,127            5,811,925
                                                  ===========          ===========

          See accompanying notes to consolidated financial statements.

                           MERCANTILE BANK CORPORATION
                           CONSOLIDATED STATEMENTS OF
                         CHANGES IN SHAREHOLDERS' EQUITY
                                   (Unaudited)

                                                                                    Accumulated
                                                                                       Other             Total
                                                  Common             Retained      Comprehensive     Shareholders'
                                                   Stock             Earnings         Income            Equity
                                             ----------------    ---------------    -----------    ----------------
BALANCE, JANUARY 1, 2003                     $     75,530,000    $     3,250,000    $ 1,054,000    $     79,834,000

Comprehensive income:
     Net income for the period from
       January 1, 2003 through
       March 31, 2003                                                  2,233,000                          2,233,000

     Change in net unrealized gain
       (loss) on securities available
       for sale, net of reclassifications
       and tax effect                                                                  (134,000)           (134,000)
                                                                                                   -----------------
         Total comprehensive income                                                                       2,099,000

Common stock cash dividend                                              (433,000)                          (433,000)

Employee stock purchase plan, 442 shares               10,000                                                10,000

Stock option exercises, 12,111 shares                  20,000                                                20,000
                                             ----------------    ---------------    -----------    ----------------

BALANCE, MARCH 31, 2003                      $     75,560,000    $     5,050,000    $   920,000    $     81,530,000
                                             ================    ===============    ===========    ================

BALANCE, JANUARY 1, 2004                     $    118,560,000    $    11,421,000    $   220,000    $    130,201,000

Comprehensive income:
     Net income for the period from
       January 1, 2004 through
       March 31, 2004                                                  2,973,000                          2,973,000

     Change in net unrealized gain
       (loss) on securities available
       for sale, net of reclassifications
       and tax effect                                                                   390,000             390,000
                                                                                                   ----------------
         Total comprehensive income                                                                       3,363,000

Payment of 5% stock dividend, 341,337 shares       12,111,000        (12,115,000)                            (4,000)

Common stock cash dividend                                              (613,000)                          (613,000)

Employee stock purchase plan, 504 shares               17,000                                                17,000

Dividend reinvestment plan, 556 shares                 19,000                                                19,000

Stock option exercises, 21,322 shares                  88,000                                                88,000
                                             ----------------    ---------------    -----------    ----------------

BALANCE, MARCH 31, 2004                      $    130,795,000    $     1,666,000    $   610,000    $    133,071,000
                                             ================    ===============    ===========    ================

          See accompanying notes to consolidated financial statements.

                           MERCANTILE BANK CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                       Three Months           Three Months
                                                                                          Ended                  Ended
                                                                                      March 31, 2004         March 31, 2003
                                                                                      --------------         --------------
CASH FLOWS FROM OPERATING ACTIVITIES
     Net income                                                                        $  2,973,000           $  2,233,000
     Adjustments to reconcile net income
       to net cash from operating activities
         Depreciation and amortization                                                      412,000                451,000
         Provision for loan and lease losses                                              1,244,000                625,000
         Net gain on sales of securities                                                    (78,000)                     0
         Net change in:
              Accrued interest receivable                                                  (726,000)              (524,000)
              Bank owned life insurance policies                                           (177,000)              (208,000)
              Other assets                                                                  431,000                516,000
              Accrued expenses and other liabilities                                     (1,033,000)                86,000
                                                                                       ------------           ------------
                  Net cash from operating activities                                      3,046,000              3,179,000

CASH FLOWS FROM INVESTING ACTIVITIES
     Loan and lease originations and payments, net                                      (75,475,000)           (41,042,000)
     Purchases of:
         Securities available for sale                                                   (2,994,000)            (8,749,000)
         Securities held to maturity                                                     (1,426,000)            (2,681,000)
         Federal Home Loan Bank stock                                                      (807,000)                     0
     Proceeds from:
         Sales of available for sale securities                                           1,748,000                      0
         Maturities, calls and repayments of
           available for sale securities                                                  8,324,000              6,574,000
     Purchases of premises and equipment, net                                            (1,579,000)              (551,000)
     Purchases of bank owned life insurance policies                                              0               (300,000)
                                                                                       ------------           ------------
                  Net cash from investing activities                                    (72,209,000)           (46,749,000)

CASH FLOWS FROM FINANCING ACTIVITIES
     Net increase in deposits                                                            92,442,000             46,984,000
     Stock option exercises                                                                  88,000                 20,000
     Employee stock purchase plan                                                            17,000                 10,000
     Dividend reinvestment plan                                                              19,000                      0
     Cash paid in lieu of fractional shares on stock dividend                                (4,000)                     0
     Payment of cash dividend                                                              (613,000)              (433,000)
     Net increase in Federal Home Loan Bank advances                                     10,000,000                      0
     Net increase (decrease) in federal funds purchase                                   (6,000,000)             2,000,000
     Net increase in other borrowed money                                                   247,000                263,000
     Net decrease in securities sold under agreements to repurchase                      (7,932,000)            (5,097,000)
                                                                                       ------------           ------------
                  Net cash from financing activities                                     88,264,000             43,747,000
                                                                                       ------------           ------------

Net change in cash and cash equivalents                                                  19,101,000                177,000
Cash and cash equivalents at beginning of period                                         16,564,000             28,117,000
                                                                                       ------------           ------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                             $ 35,665,000           $ 28,294,000
                                                                                       ============           ============

Supplemental disclosures of cash flow information
     Cash paid during the period for:
         Interest                                                                      $  5,951,000           $  5,430,000
         Federal income tax                                                                 375,000                225,000

          See accompanying notes to consolidated financial statements.

                           MERCANTILE BANK CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1.   SIGNIFICANT ACCOUNTING POLICIES

     Basis of Presentation: The unaudited financial statements for the three months ended March 31, 2004 include the consolidated results of operations of Mercantile Bank Corporation and its consolidated subsidiaries. These subsidiaries include Mercantile Bank of West Michigan ("our bank"), our bank's four subsidiaries, Mercantile Bank Mortgage Company, LLC ("our mortgage company"), Mercantile BIDCO, Inc. ("our BIDCO"), Mercantile Bank Real Estate Co., LLC ("our real estate company"), and Mercantile Insurance Center, Inc. ("our insurance center"). These consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and Item 303(b) of Regulation S-K and do not include all disclosures required by accounting principles generally accepted in the United States of America for a complete presentation of our financial condition and results of operations. In the opinion of management, the information reflects all adjustments (consisting only of normal recurring adjustments) which are necessary in order to make the financial statements not misleading and for a fair presentation of the results of operations for such periods. The results for the period ended March 31, 2004 should not be considered as indicative of results for a full year. For further information, refer to the consolidated financial statements and footnotes included in our annual report on Form 10-K for the year ended December 31, 2003.

     MBWM Capital Trust I ("the trust"), a business trust formed by Mercantile Bank Corporation, sold 1.6 million trust preferred securities at $10.00 per trust preferred security in a September 1999 offering. Mercantile Bank Corporation issued subordinated debentures to the trust in exchange for the proceeds of the offering; the debentures and related debt issuance costs represent the sole assets of the trust. Prior to 2004, the trust was consolidated in our financial statements, with the trust preferred securities issued by the trust reported in liabilities as "Trust preferred securities" and the subordinated debentures eliminated in the consolidation. Under new accounting guidance, FASB Interpretation No. 46, as revised in December 2003, the trust is no longer consolidated. Accordingly, Mercantile Bank Corporation does not report the securities issued by the trust as liabilities, and instead reports as liabilities the subordinated debentures issued by Mercantile Bank Corporation and held by the trust, as these are no longer eliminated in consolidation. Amounts previously reported as "Trust preferred securities" in liabilities has been recaptioned "Subordinated debentures" and continue to be presented in liabilities on the balance sheet. The effect of no longer consolidating the trust does not significantly change the amounts reported as Mercantile Bank Corporation's assets, liabilities, equity or interest expense.

     Stock Dividend: All per share amounts and average shares outstanding have been adjusted for all periods presented to reflect the 5% stock dividend distributed on May 3, 2004. The Statement of Changes in Shareholders' Equity reflects the change in retained earnings and common stock for the value of the dividends paid.

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

                                                                                    Three Months           Three Months
                                                                                       Ended                   Ended
                                                                                   March 31, 2004          March 31, 2003
                                                                                   -------------           -------------
Net income as reported                                                             $   2,973,000           $   2,233,000
Deduct: Stock-based compensation expense
  determined under fair value based method                                                63,000                  81,000
                                                                                   -------------           -------------
Pro forma net income                                                                   2,910,000               2,152,000

Basic earnings per share as reported                                               $        0.42           $        0.39
Pro forma basic earnings per share                                                          0.41                    0.38

Diluted earnings per share as reported                                             $        0.41           $        0.38
Pro forma diluted earnings per share                                                        0.40                    0.37

The pro forma effects are computed using option pricing models, using the following weighted-average assumptions as of grant date.

Risk-free interest rate                                                                     3.65%                   3.90%
Expected option life                                                                     7 Years                 7 Years
Expected stock price volatility                                                               25%                     22%
Dividend yield                                                                              1.00%                   1.30%

                                  (Continued)

                           MERCANTILE BANK CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

2.   LOANS

     Our total loans at March 31, 2004 were $1,111.2 million compared to $1,036.0 million at December 31, 2003, an increase of $75.2 million, or 7.3%. The components of our outstanding balances at March 31, 2004 and December 31, 2003, and percentage increase in loans from the end of 2003 to the end of the first quarter 2004 are as follows:

                                                                                                                        Percent
                                               March 31, 2004                         December 31, 2003                 Increase/
                                       Balance                %                 Balance                %               (Decrease)
                                   --------------      --------------       --------------      --------------       --------------
Real Estate:
    Construction and land
      development                  $  128,915,000                11.6%      $  117,649,000                11.4%                 9.6%
    Secured by 1-4 family
      properties                       97,294,000                 8.8           92,339,000                 8.9                  5.4
    Secured by multi-family
      properties                       29,350,000                 2.6           28,950,000                 2.8                  1.4
    Secured by nonresidential
      properties                      531,987,000                47.9          485,080,000                46.8                  9.7
Commercial                            316,128,000                28.5          304,800,000                29.4                  3.7
Leases                                  2,632,000                 0.2            2,309,000                 0.2                 14.0
Consumer                                4,846,000                 0.4            4,836,000                 0.5                  0.2
                                   --------------      --------------       --------------      --------------       --------------

    Total loans and leases         $1,111,152,000               100.0%      $1,035,963,000               100.0%                 7.3%
                                   ==============      ==============       ==============      ==============       ==============

3.   ALLOWANCE FOR LOAN AND LEASE LOSSES

     The following is a summary of the change in our allowance for loan and lease losses account for the three months ended March 31:

                                                 2004               2003
                                                 ----               ----
Balance at January 1                          $ 14,379,000       $ 10,890,000
     Charge-offs                                  (298,000)          (132,000)
     Recoveries                                     12,000             23,000
     Provision for loan and lease losses         1,244,000            625,000
                                              ------------       ------------

Balance at March 31                           $ 15,337,000       $ 11,406,000
                                              ============       ============

                                  (Continued)

                           MERCANTILE BANK CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

4.   PREMISES AND EQUIPMENT, NET

     Premises and equipment are comprised of the following:

                                            March 31,      December 31,
                                              2004            2003
                                          -----------      -----------
Land and improvements                     $ 5,753,000      $ 5,745,000
Buildings and leasehold improvements        9,639,000        8,183,000
Furniture and equipment                     5,050,000        4,935,000
                                          -----------      -----------
                                           20,442,000       18,863,000
Less accumulated depreciation               3,862,000        3,558,000
                                          -----------      -----------

Premises and equipment, net               $16,580,000      $15,305,000
                                          ===========      ===========

     Depreciation expense amounted to $304,000 during the first quarter of 2004, compared to $266,000 in the first quarter of 2003.

5.   DEPOSITS

     Our total deposits at March 31, 2004 were $995.3 million compared to $902.9 million at December 31, 2003, an increase of $92.4 million, or 10.2%. The components of our outstanding balances at March 31, 2004 and December 31, 2003, and percentage increase in deposits from the end of 2003 to the end of the first quarter 2004 are as follows:

                                                                                                               Percent
                                          March 31, 2004                    December 31, 2003                  Increase/
                                   Balance                 %            Balance                 %             (Decrease)
                                -----------              -----       ------------             -----           ----------
Noninterest-bearing demand      $ 85,900,000               8.6%      $ 76,579,000               8.5%              12.2%
Interest-bearing checking         35,373,000               3.6         34,241,000               3.8                3.3
Money market                       9,402,000               0.9          8,290,000               0.9               13.4
Savings                          120,183,000              12.1        101,710,000              11.3               18.2
Time, under $100,000               7,819,000               0.8          8,163,000               0.9               (4.2)
Time, $100,000 and over           93,565,000               9.4         82,288,000               9.1               13.7
                                ------------             -----       ------------             -----               ----
                                 352,242,000              35.4        311,271,000              34.5               13.2
Out-of-area time,
  under $100,000                 108,553,000              10.9         98,079,000              10.9               10.7
Out-of-area time,
  $100,000 and over              534,539,000              53.7        493,542,000              54.6                8.3
                                ------------             -----       ------------             -----               ----
                                 643,092,000              64.6        591,621,000              65.5                8.7
                                ------------             -----       ------------             -----               ----

    Total deposits              $995,334,000             100.0%      $902,892,000             100.0%              10.2%
                                ============             =====       ============             =====               ====

                                  (Continued)

                           MERCANTILE BANK CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

6.   SHORT-TERM BORROWINGS

     Information relating to our securities sold under agreements to repurchase follows:

                                                  March 31,        December 31,
                                                     2004              2003
                                                 -----------       -----------
Outstanding balance at end of period             $41,613,000       $49,545,000
Average interest rate at end of period                  1.36%             1.38%

Average balance during the period                $47,129,000       $45,865,000
Average interest rate during the period                 1.39%             1.45%

Maximum month end balance during the period      $50,138,000       $55,270,000

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

7.   FEDERAL HOME LOAN BANK ADVANCES

     Our outstanding balances at March 31, 2004 and December 31, 2003 were as follows.

                                                             March 31,            December 31,
                                                               2004                   2003
                                                               ----                   ----
Maturities April 2004 through September 2006,
   fixed rates from 1.46% to 3.21%, averaging 2.11%        $100,000,000

Maturities January 2004 through September 2006,
   fixed rates from 1.54% to 3.21%, averaging 2.07%                                $ 90,000,000

     Each advance is payable at its maturity date, and is subject to a prepayment fee if paid prior to the maturity date. The advances are collateralized by residential mortgage loans, first mortgage liens on multi-family residential property loans, first mortgage liens on commercial real estate property loans, and substantially all other assets of our bank, under a blanket lien arrangement. Our borrowing line of credit as of March 31, 2004 totaled $174.4 million, with availability approximating $66.0 million.

     Maturities of currently outstanding FHLB advances during the next five years are:

2004                 $   35,000,000
2005                     45,000,000
2006                     20,000,000
2007                              0
2008                              0

                                  (Continued)

                           MERCANTILE BANK CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

8.   COMMITMENTS AND OFF-BALANCE SHEET RISK

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

     A summary of the contractual amounts of our financial instruments with off-balance sheet risk at March 31, 2004 and December 31, 2003 follows:

                                                        March 31,         December 31,
                                                          2004                2003
                                                      ------------        ------------
Commercial unused lines of credit                     $193,021,000        $176,943,000
Unused lines of credit secured by 1 - 4 family
   residential properties                               20,413,000          19,020,000
Credit card unused lines of credit                      10,957,000           8,990,000
Other consumer unused lines of credit                    6,978,000           5,569,000
Commitments to make loans                               68,587,000          73,570,000
Standby letters of credit                               57,704,000          57,918,000
                                                      ------------        ------------

                                                      $357,660,000        $342,010,000
                                                      ============        ============

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

     Our actual capital levels (dollars in thousands) and minimum required levels were:

                                                                                                      Minimum Required
                                                                                                         to be Well
                                                                      Minimum Required                Capitalized Under
                                                                         for Capital                  Prompt Corrective
                                          Actual                       Adequacy Purposes              Action Regulations
                                          ------                       -----------------              ------------------
                                  Amount           Ratio           Amount           Ratio           Amount           Ratio
                                  ------           -----           ------           -----           ------           -----
March 31, 2004
  Total capital (to risk
    weighted assets)
     Consolidated                $163,802            13.2%        $ 99,055             8.0%        $123,819            10.0%
     Bank                         160,249            13.0           98,924             8.0          123,655            10.0
  Tier 1 capital (to risk
    weighted assets)
     Consolidated                 148,465            12.0           49,528             4.0           74,292             6.0
     Bank                         144,912            11.7           49,462             4.0           74,193             6.0
  Tier 1 capital (to
    average assets)
     Consolidated                 148,465            11.9           50,030             4.0           62,537             5.0
     Bank                         144,912            11.6           49,954             4.0           62,442             5.0

December 31, 2003
  Total capital (to risk
    weighted assets)
     Consolidated                $160,360            13.8%        $ 92,711             8.0%        $115,888            10.0%
     Bank                         156,950            13.6           92,556             8.0          115,695            10.0
  Tier 1 capital (to risk
    weighted assets)
     Consolidated                 145,981            12.6           46,356             4.0           69,533             6.0
     Bank                         142,571            12.3           46,278             4.0           69,417             6.0
  Tier 1 capital (to
    average assets)
     Consolidated                 145,981            12.5           46,756             4.0           58,444             5.0
     Bank                         142,571            12.2           46,703             4.0           58,378             5.0

                                  (Continued)

                           MERCANTILE BANK CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

9.   REGULATORY MATTERS (Continued)

     Our capital levels as of March 31, 2004 include the $16.0 million in trust preferred securities issued by the trust subject to certain limitations. Federal Reserve guidelines limit the amount of trust preferred securities which can be included in our Tier 1 capital to 25% of total Tier 1 capital. As of March 31, 2004, the entire $16.0 million of the trust preferred securities were included as Tier 1 capital.

     Our and our bank's ability to pay cash and stock dividends is subject to limitations under various laws and regulations and to prudent and sound banking practices. We declared a 5% stock dividend on April 7, 2004, that was paid on May 3, 2004 to record holders as of April 16, 2004. All earnings per share and dividend per share information have been adjusted for the payment of the 5% stock dividend. On January 6, 2004, we declared a $0.09 per share cash dividend on our common stock, which was paid on March 10, 2004 to record holders as of February 10, 2004. The $0.09 per share cash dividend represents an 18.4% increase from the $0.076 per share cash dividend that was paid during each of the four quarters during 2003. On April 7, 2004, we declared a $0.09 per share cash dividend on our common stock, which is payable on June 10, 2004 to record holders as of May 10, 2004.

10.  BENEFIT PLANS

     We sponsor an employee stock purchase plan which allows employees to defer after-tax payroll dollars and purchase our stock on a quarterly basis. We have registered 26,250 shares of common stock to be issued and purchased under the plan; however, the plan allows for shares to be purchased directly from us or on the open market. During the three months ended March 31, 2004, we issued 504 shares under the plan.

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

INTRODUCTION

The following discussion compares the financial condition of Mercantile Bank Corporation and its consolidated subsidiaries, Mercantile Bank of West Michigan ("our bank"), our bank's four subsidiaries Mercantile Bank Mortgage Company ("our mortgage company"), Mercantile BIDCO, Inc. ("our BIDCO"), Mercantile Bank Real Estate Co., LLC ("our real estate company") and Mercantile Insurance Center, Inc. ("our insurance company"), at March 31, 2004 to December 31, 2003 and the results of operations for the three months ended March 31, 2004 and March 31, 2003. This discussion should be read in conjunction with the interim consolidated financial statements and footnotes included herein. Unless the text clearly suggests otherwise, references in this report to "us," "we," "our" or "the company" include Mercantile Bank Corporation and its consolidated subsidiaries referred to above.

CRITICAL ACCOUNTING POLICIES

Generally accepted accounting principles are complex and require management to apply significant judgment to various accounting, reporting and disclosure matters. Management must use assumptions and estimates to apply these principles where actual measurements are not possible or practical. The Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our unaudited financial statements included in this report. For a complete discussion of our significant accounting policies, see footnotes to our Consolidated Financial Statements included on pages F-27 through F-31 in our Form 10-K for the fiscal year ended December 31, 2003 (Commission file number 000-26719). Below is a discussion of our Allowance for Loan and Lease Losses policy. This policy is critical because it is highly dependent upon subjective or complex judgments, assumptions and estimates. Changes in such estimates may have a significant impact on the financial statements, and actual results may differ from those estimates. Management has reviewed the application of this policy with the Audit Committee of the Company's Board of Directors.

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

FINANCIAL CONDITION

During the first three months of 2004, our assets increased from $1,203.3 million on December 31, 2003, to $1,293.9 million on March 31, 2004. This represents a total increase in assets of $90.6 million, or 7.5%. The asset growth was comprised primarily of a $74.2 million increase in net loans and a $19.1 million increase in cash and cash equivalents. The increase in total assets was primarily funded by a $92.4 million increase in deposits.

Commercial loans and leases increased by $70.2 million during the first three months of 2004, and at March 31, 2004 totaled $1,009.1 million, or 90.8% of the total loan and lease portfolio. The continued significant concentration of the loan and lease portfolio in commercial loans and leases and the rapid growth of this portion of our lending business is consistent with our stated strategy of focusing a substantial amount of efforts on "wholesale" banking. Corporate and business lending continues to be an area of expertise of our senior management team, and our 13 commercial lenders have almost 200 years of combined commercial lending experience, eight of whom have 15 years or more experience. Of each of the loan categories that we originate, commercial loans and leases are most efficiently originated and managed, thus limiting overhead costs by necessitating the attention of fewer full-time employees. Our commercial lending business generates the greatest amount of local deposits and is virtually our only source of significant demand deposits.

Residential mortgage loans increased by $5.0 million during the first three months of 2004, while the balance of our consumer loan portfolio was unchanged. As of March 31, 2004, residential mortgage and consumer loans totaled a combined $102.1 million, or 9.2% of the total loan and lease portfolio. Although we plan to increase our non-commercial loan portfolios in future periods, given our wholesale banking strategy, we expect the commercial sector of the lending efforts and resultant assets to remain the dominant loan portfolio category.

                           MERCANTILE BANK CORPORATION
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

Management believes the quality of our loan and lease portfolio remains strong. Net loan and lease charge-offs during the first three months of 2004 totaled $286,000, or 0.11% of average total loans and leases on an annualized basis. During 2003, net loan and lease charge-offs equaled 0.04% of average total loans and leases. Past due loans and nonaccrual loans and leases at March 31, 2004 totaled $3.1 million, or 0.28% of period-ending total loans and leases. At December 31, 2003, past due loans and nonaccrual loans and leases totaled $1.8 million, or 0.17% of period-ending total loans and leases. The $1.3 million increase during the first quarter of 2004, as well as a vast majority of the $286,000 net loan and lease charge-off figure noted above, is primarily attributable to one commercial credit relationship. We believe we have instilled a strong credit culture within our lending departments as it pertains to the underwriting and administration processes, which in part is reflected in our loan and lease charge-off and delinquency ratios. Over 98% of the loan and lease portfolio consists of loans extended directly to companies and individuals doing business and residing within our market area. The remaining portion is comprised of commercial loans participated with certain commercial banks outside the immediate area, which we underwrite using the same loan underwriting criteria as though our bank was the originating bank.

Securities decreased by $4.2 million during the first three months of 2004. Purchases during the first three months of 2004 totaled $5.2 million. Proceeds from the sales of securities totaled $1.7 million, while proceeds from the maturities, calls and repayments of securities totaled $8.3 million. Our securities portfolio consists of U.S. Government Agency bonds, mortgage-backed securities issued or guaranteed by U.S. Government Agencies, investment-grade tax-exempt municipal securities and Federal Home Loan Bank of Indianapolis ("FHLBI") stock.

Cash and cash equivalents increased $19.1 million during the first three months of 2004, totaling $35.7 million on March 31, 2004. Cash and due from bank balances were up $13.7 million and federal funds sold increased $5.0 million. Our commercial lending and wholesale funding focus results in relatively large day-to-day fluctuations of our cash and cash equivalent balances. The average cash and cash equivalents during the first three months of 2004 equaled $33.6 million, well above the relatively low balance of $16.6 million on December 31, 2003.

Premises and equipment at March 31, 2004 equaled $16.6 million, an increase of $4.1 million over the past twelve months. The majority of the increase relates to our bank's construction of two new banking facilities. On April 30, 2003, our bank purchased an existing building situated on 2.75 acres of land located about two miles north of the center of downtown Grand Rapids for $1.3 million. The building has been demolished, and we are now in the construction phase of building a new four-story facility on this property. This facility will serve as the new location for our current downtown leased facility, which includes a vast majority of our commercial lending function, and will house the administration and loan operations functions currently housed at other of our locations. Expected completion date is mid-2005. On September 29, 2003, our bank purchased ten acres of land located in Holland, Michigan for $0.9 million. We are now in the construction phase of building a new two-story facility on this property. This facility will serve as the new location for our current full-service branch and lending office which currently operates out of a leased facility. Expected completion date is during the fourth quarter of 2004.

                           MERCANTILE BANK CORPORATION
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

Deposits increased $92.4 million during the first three months of 2004, totaling $995.3 million at March 31, 2004. Local deposits increased $40.9 million, while out-of-area deposits increased $51.5 million. As a percent of total deposits, local deposits increased from 34.5% on December 31, 2003, to 35.4% at March 31, 2004. Noninterest-bearing demand deposits, comprising 8.6% of total deposits, increased $9.3 million during the first three months of 2004. Savings deposits (12.1% of total deposits) increased $18.5 million, interest-bearing checking accounts (3.6% of total deposits) increased $1.1 million and money market deposit accounts (0.9% of total deposits) increased $1.1 million during the first three months of 2004. Local certificates of deposit, comprising 10.2% of total deposits, increased by $10.9 million during the first three months of 2004.

Out-of-area deposits increased $51.5 million during the first three months of 2004, totaling $643.1 million at March 31, 2004. Out-of-area deposits consist primarily of certificates of deposit obtained from depositors located outside our market area and placed by deposit brokers for a fee, but also include certificates of deposit obtained from the deposit owners directly. Out-of-area deposits are utilized to support our asset growth, and are generally a lower cost source of funds when compared to the interest rates that would have to be offered in the local market to generate a sufficient level of funds. During the first three months of 2004 rates paid on new out-of-area certificates of deposit were generally slightly lower than rates paid on new certificates of deposit issued to local customers. In addition, the overhead costs associated with the out-of-area deposits are considerably less than the overhead costs that would be incurred to administer a similar level of local deposits. Although local deposits have and are expected to increase as new business, governmental and consumer deposit relationships are established, our relatively high reliance on out-of-area deposits will likely continue.

Securities sold under agreements to repurchase ("repurchase agreements") decreased by $7.9 million during the first three months of 2004, totaling $41.6 million as of March 31, 2004. As part of our sweep account program, collected funds from certain business noninterest-bearing checking accounts are invested into over-night interest-bearing repurchase agreements. Although not considered a deposit account and therefore not afforded federal deposit insurance, the repurchase agreements have characteristics very similar to that of our business checking deposit accounts.

FHLBI advances increased by $10.0 million during the first three months of 2004, totaling $100.0 million as of March 31, 2004. The advances are collateralized by residential mortgage loans, first mortgage liens on multi-family residential property loans, first mortgage liens on commercial real estate property loans, and substantially all other assets of our bank, under a blanket lien arrangement. Our borrowing line of credit as of March 31, 2004 totaled $174.4 million, with availability approximating $66.0 million. FHLBI advances, along with out-of-area deposits, are the primary components of our wholesale funding program.

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

                           MERCANTILE BANK CORPORATION
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

Our liquidity strategy is to fund loan growth with deposits and repurchase agreements and to maintain an adequate level of short- and medium-term investments to meet typical daily loan and deposit activity. Although deposit and repurchase agreement growth from depositors located in our market area have generally consistently increased, this growth has not been sufficient to meet the substantial loan growth and provide monies for additional investing activities. To assist in providing the additional needed funds, we have regularly obtained monies from wholesale funding sources. Wholesale funds, comprised of certificates of deposit from customers outside our market area and advances from the FHLBI, totaled $743.1 million, or 64.3% of combined deposits and borrowed funds as of March 31, 2004. As of December 31, 2003, wholesale funds totaled $681.6 million, or 63.9% of combined deposits and borrowed funds. Reliance on wholesale funds is expected to continue due to our anticipated future asset growth.

As a member of the FHLBI, our bank has access to the FHLBI's borrowing programs. At March 31, 2004, advances from the FHLBI totaled $100.0 million, up from the $90.0 million outstanding at December 31, 2003. Based on available collateral at March 31, 2004, our bank could borrow an additional $66.0 million.

Our bank has the ability to borrow money on a daily basis through correspondent banks via established unsecured federal funds purchased lines, totaling $35.0 million as of March 31, 2004. The average balance of federal funds purchased during the first three months of 2004 equaled $2.4 million, compared to a $8.0 million average federal funds sold position.

In addition to typical loan funding and deposit flow, we must maintain liquidity to meet the demands of certain unfunded loan commitments and standby letters of credit. As of March 31, 2004, our bank had a total of $300.0 million in unfunded loan commitments and $57.7 million in unfunded standby letters of credit. Of the total unfunded loan commitments, $231.4 million were commitments available as lines of credit to be drawn at any time as customers' cash needs vary, and $68.6 million were for loan commitments expected to close and become funded within the next three to six months. We monitor fluctuations in loan balances and commitment levels, and include such data in managing overall liquidity.

CAPITAL RESOURCES

Shareholders' equity is a noninterest-bearing source of funds that provides support for asset growth. Shareholders' equity increased by $2.9 million during the first three months of 2004, from $130.2 million on December 31, 2003, to $133.1 million at March 31, 2004. The increase is primarily attributable to net income of $3.0 million recorded during the first quarter of 2004. Shareholders' equity was negatively impacted during the first quarter of 2004 by the payment of cash dividends totaling $0.6 million, but was positively impacted by a $0.4 million mark-to-market adjustment for available for sale securities as defined in SFAS No. 115. Shareholders' equity also increased $0.1 million from the issuance of a total of 21,316 new shares of common stock resulting from our dividend reinvestment plan, employee stock purchase plan and stock option exercises.

We are subject to regulatory capital requirements primarily administered by federal bank regulatory agencies. Failure to meet the various capital requirements can initiate regulatory action that could have a direct material effect on the financial statements. The capital ratios of the company and our bank as of March 31, 2004 and December 31, 2003 are disclosed under Note 9 of the Notes to Consolidated Financial Statements.

                           MERCANTILE BANK CORPORATION
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

Our and our bank's ability to pay cash and stock dividends is subject to limitations under various laws and regulations and to prudent and sound banking practices. We paid a $0.09 per share cash dividend on March 10, 2004, and on April 7, 2004, we declared a $0.09 per share cash dividend payable on June 10, 2004 to record holders as of May 10, 2004. We declared a 5% stock dividend on April 7, 2004, that was paid on May 3, 2004 to record holders as of April 16, 2004.

RESULTS OF OPERATIONS

Net income for the first quarter of 2004 was $3.0 million ($0.42 per basic share and $0.41 per diluted share after adjusting for 5% stock dividend), which represents a 33.1% increase over net income of $2.2 million ($0.39 per basic share and $0.38 per diluted after adjusting for 5% stock dividend) recorded during the first quarter of 2003. The 7.7% increase in basic earnings per share and the 7.9% increase in diluted earnings per share were lower than the percentage growth in net income due to the dilution impact of the common stock sale completed during the latter part of 2003. Average basic and diluted shares outstanding during the first quarter of 2004 were up 26.0% and 25.8% over the levels during the same time period in 2003, respectively. The improvement in net income is primarily the result of an increase in net interest income and greater operating efficiency.

Interest income during the first quarter of 2004 was $15.4 million, an increase of 21.1% over the $12.7 million earned during the first quarter of 2003. The growth in interest income is primarily attributable to an increase in earning assets, which more than offset the negative impact of a declining interest rate environment. During the first three months of 2004 earning assets averaged $1,196.9 million, $304.2 million higher than the average earning assets of $892.7 million during the same time period in 2003. Average loans were up $281.3 million and securities increased $19.6 million. Negatively impacting the growth in interest income was the decline in yield on earning assets. During the first three months of 2004 and 2003, earning assets had a weighted average rate (tax equivalent-adjusted basis) of 5.24% and 5.84%, respectively. The decrease in the weighted average yield is primarily due to the decline in market interest rates.

Interest expense during the first quarter of 2004 was $5.87 million, a slight decline from the $5.89 million expensed during the first quarter of 2003. The slight decrease in interest expense is primarily attributable to a decline in market interest rates, which offset an increase in interest-bearing liabilities necessitated by asset growth. During the first three months of 2004 interest-bearing liabilities averaged $1,043.3 million, $246.0 million higher than the average interest-bearing liabilities of $797.3 million during the same time period in 2003. Average interest-bearing deposits were up $156.4 million and FHLBI advances increased $84.8 million. Positively impacting interest expense was the decline in the cost of interest-bearing liabilities. During the first three months of 2004 and 2003, interest-bearing liabilities had a weighted average rate of 2.20% and 3.00%, respectively. The decrease in the weighted average cost of interest-bearing liabilities is primarily due to the decline in market interest rates.

Net interest income during the first quarter of 2004 was $9.5 million, an increase of 39.9% over the $6.8 million earned during the first quarter of 2003. The increase in net interest income was due to the growth in earning assets and improved net interest margin. The net interest margin increased from 3.17% during the first three months of 2003 to 3.26% during the first three months of 2004, primarily reflecting the overall positive impact of the declining interest rate environment.

                           MERCANTILE BANK CORPORATION
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

The following table sets forth certain information relating to our consolidated average interest earning assets and interest-bearing liabilities and reflects the average yield on assets and average cost of liabilities for the first quarter of 2004 and 2003. Such yields and costs are derived by dividing income or expense by the average daily balance of assets or liabilities, respectively, for the period presented. Tax-exempt securities interest income and yield have been computed on a tax equivalent basis using a marginal tax rate of 34%. Securities interest income was increased by $226,000 and $189,000 in the first quarter of 2004 and 2003, respectively, for this adjustment.

                                                          Quarters ended March 31,
                                                2004                                           2003
                           ------------------------------------------    ------------------------------------------
                               Average                        Average       Average                         Average
                               Balance        Interest         Rate         Balance          Interest        Rate
                           --------------   ------------      ------     --------------   -------------     -------
                                                           (dollars in thousands)
Loans and leases           $    1,067,710   $     13,908       5.24      $      786,406   $      11,443      5.90
Investment securities             120,344          1,652       5.49             100,700           1,405      5.58
Federal funds sold                  8,033             19       0.94               5,351              16      1.19
Short-term investments                850              1       0.30                 203               0      0.75
                           --------------   ------------    -------      --------------   -------------      ----
   Total interest -
    earning assets              1,196,937         15,580       5.24             892,660          12,864      5.84

Allowance for loan
  and lease losses                (14,825)                                      (11,175)
Other assets                       68,621                                        57,147
                           --------------                                --------------

   Total assets            $    1,250,733                                $      938,632
                           ==============                                ==============

Interest-bearing
  deposits                 $      876,239   $      4,750       2.18      $      719,789   $       5,236      2.95
Short-term borrowings              49,505            170       1.38              45,327             171      1.53
Federal Home Loan
  Bank advances                    99,780            529       2.12              15,000              74      1.97
Long-term borrowings               17,736            416       9.38              17,207             410      9.57
                           --------------   ------------       ----      --------------   -------------      ----
   Total interest-bearing
     liabilities                1,043,260          5,865       2.20             797,323           5,891      3.00

Noninterest-bearing
  deposits                         70,323                                        55,048
Other liabilities                   5,789                                         5,656
Shareholders' equity              131,361                                        80,605
                           --------------   ------------       ----      --------------   -------------      ----

   Total liabilities and
     shareholders' equity  $    1,250,733                                $      938,632
                           ==============                                ==============

Net interest income                         $      9,715                                  $       6,973
                                            ============                                  =============
Net interest rate spread                                       3.04%                                         2.84%
                                                               ====                                          ====
Net interest rate spread
   on average assets                                           3.12                                          3.01
                                                               ====                                          ====
Net interest margin on
   earning assets                                              3.26                                          3.17
                                                               ====                                          ====

                           MERCANTILE BANK CORPORATION
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

Provisions to the allowance for loan and lease losses during the first quarter of 2004 were $1.2 million, compared to the $0.6 million that was expensed during the first quarter of 2003. The increase primarily reflects the higher volume of loan and lease growth and net loan and lease charge-offs during the first three months of 2004 compared to the first three months of 2003, slightly offset by a decline in the reserve coverage ratio. Loan and lease growth during the first quarter of 2004 was $75.2 million, compared to loan and lease growth of $40.9 million during the same time period in 2003. Net loan and lease charge-offs of $286,000 were recorded during the first three months of 2004, compared to net loan and lease charge-offs of $109,000 during the same time period in 2003. The allowance for loan and lease losses as a percentage of total loans outstanding as of March 31, 2004 was 1.38%, compared to 1.40% at March 31, 2003.

In each accounting period, the allowance for loan and lease losses is adjusted to the amount believed necessary to maintain the allowance for loan and lease losses at adequate levels. Through the loan review and credit departments, we attempt to allocate specific portions of the allowance for loan and lease losses based on specifically identifiable problem loans and leases. The evaluation of the allowance for loan and lease losses is further based on, although not limited to, consideration of the internally prepared Allowance Analysis, composition of the loan and lease portfolio, third party analysis of the administration processes and loan and lease portfolio and general economic conditions. In addition, the rapid growth of the loan and lease portfolio is taken into account.

The Allowance Analysis, used since the inception of our bank and completed monthly, applies reserve allocation factors to outstanding loan and lease balances to calculate an overall allowance dollar amount. For commercial loans and leases, which continue to comprise a vast majority of our loan and lease portfolio, reserve allocation factors are based upon the loan ratings as determined by our comprehensive loan rating paradigm that is administered by our loan review function. For retail loans, reserve allocation factors are based upon the type of credit. The reserve allocation factors are based on the experience of senior management making similar loans in the same community over the past 15 years. The Allowance Analysis is reviewed regularly by senior management and the Board of Directors and is adjusted periodically based upon identifiable trends and experience.

Noninterest income during the first quarter of 2004 was $1,039,000, an increase of 5.3% over the $987,000 earned during the first quarter of 2003. Service charge income on deposit and repurchase agreements increased $30,000 (11.2%) during the first quarter of 2004 when compared to the same time period in 2003 due primarily to new accounts opened during the last twelve months and adjustments in our deposit fee structure. Commercial letter of credit fees increased $66,000 (188.6%) during the first quarter of 2004 when compared to the same time period in 2003, primarily reflecting an accounting change in recognizing fee income and an increase in the dollar volume of commercial letters of credit outstanding. Primarily reflecting the recent increased interest rate environment and resulting decrease in residential mortgage loan refinancings, residential mortgage loan fees decreased $145,000 (51.6%) during the first quarter of 2004 when compared to the same time period in 2003.

                           MERCANTILE BANK CORPORATION
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

Noninterest expense during the first quarter of 2004 was $5.2 million, an increase of 27.9% over the $4.0 million expensed during the first quarter of 2003. Employee salary and benefit expenses were $0.8 million higher during the first quarter of 2004 than the level expensed during the same time period in 2003, primarily reflecting the hiring of additional staff and merit annual pay raises. The level of full-time equivalent employees increased from 128 at the end of the first quarter in 2003 to 167 at the end of the first quarter in 2004, an increase of 30.5%. Occupancy and furniture and equipment costs increased $104,000 during the first quarter of 2004 over the level expensed during the same time period of 2003, primarily reflecting the addition of two branch offices. General overhead costs also increased, primarily reflecting the additional expenses required to administer the significantly increased asset base.

Monitoring and controlling noninterest costs, while at the same time providing high quality service to customers, is a key component to our business strategy. While the dollar volume of noninterest costs has increased, the rate of growth has been lower than the rate of increase in net interest income and noninterest income. Noninterest expenses increased by $1.1 million during the first quarter of 2004 over the amount expensed during the first quarter of 2003; however, net revenues (net interest income plus noninterest income) increased at a substantially higher level of $2.8 million during the same time period.

Federal income tax expense was $1.2 million during the first three months of 2004, an increase of 30.8% over the $0.9 million expensed during the same time period in 2003. The increase is primarily due to the higher level of net income before federal income tax.

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

                           MERCANTILE BANK CORPORATION
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

We use two interest rate risk measurement techniques. The first, which is commonly referred to as GAP analysis, measures the difference between the dollar amounts of interest sensitive assets and liabilities that will be refinanced or repriced during a given time period. A significant repricing gap could result in a negative impact to our net interest margin during periods of changing market interest rates. The following table depicts our GAP position as of March 31, 2004 (dollars in thousands):

                                             Within        Three to        One to           After
                                              Three         Twelve          Five            Five
                                             Months         Months          Years           Years          Total
                                             ------         ------          -----           -----          -----
Assets:
     Commercial loans and leases (1)      $   448,063     $    29,623    $   472,814    $    58,512     $ 1,009,012
     Residential real estate loans             50,327           4,256         32,524         10,187          97,294
     Consumer loans                             1,242             439          3,060            105           4,846
     Investment securities (2)                  7,903             651         20,538         88,197         117,289
     Federal funds sold                         5,000                                                         5,000
     Short-term investments                       717                                                           717
     Allowance for loan and lease losses                                                    (15,337)        (15,337)
     Other assets                                                                            75,114          75,114
                                          -----------     -----------    -----------    -----------     -----------
         Total assets                         513,252          34,969        528,936        216,778       1,293,935

Liabilities:
     Interest-bearing checking                 35,373                                                        35,373
     Savings                                  120,183                                                       120,183
     Money market accounts                      9,402                                                         9,402
     Time deposits less than $100,000          27,115          58,877         30,380                        116,372
     Time deposits $100,000 and over          164,214         304,682        159,208                        628,104
     Short-term borrowings                     41,613                                                        41,613
     FHLB advances                              5,000          40,000         55,000                        100,000
     Long-term borrowings                       1,361                                        16,495          17,856
     Noninterest-bearing checking                                                            85,900          85,900
     Other liabilities                                                                        6,057           6,057
                                          -----------     -----------    -----------    -----------     -----------
         Total liabilities                    404,261         403,559        244,588        108,452       1,160,860

Shareholders' equity                                                                        133,075         133,075
                                          -----------     -----------    -----------    -----------     -----------

Total sources of funds                        404,261         403,559        244,588        241,527       1,293,935
                                          -----------     -----------    -----------    -----------     -----------

Net asset (liability) GAP                 $   108,991     $  (368,590)   $   284,348    $   (24,749)
                                          ===========     ===========    ===========    ===========

Cumulative GAP                            $   108,991     $  (259,599)   $    25,749
                                          ===========     ===========    ===========

Percent of cumulative GAP to
  total assets                                    8.4%          (20.1)%          2.0%
                                          ===========     ===========    ===========

(1) Floating rate loans that are currently at interest rate floors are treated as fixed rate loans and are reflected using maturity date and not repricing frequency.

(2) Mortgage-backed securities are categorized by average life calculations based upon prepayment trends as of March 31, 2004.

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

We conducted multiple simulations as of March 31, 2004, whereby it was assumed that a simultaneous, instant and sustained change in market interest rates occurred. The following table reflects the suggested impact on our net interest income over the next twelve months, which are well within the policy parameters established to manage and monitor interest rate risk.

                                            Dollar Change In      Percent Change In
     Interest Rate Scenario               Net Interest Income   Net Interest Income
     ----------------------               -------------------   -------------------
Interest rates down 200 basis points          $(1,452,000)            (3.5%)

Interest rates down 100 basis points             (450,000)            (1.1)

No change in interest rates                       213,000              0.5

Interest rates up 100 basis points              1,216,000              3.0

Interest rates up 200 basis points              2,227,000              5.4

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

ITEM 4.  CONTROLS AND PROCEDURES

As of March 31, 2004, an evaluation was performed under the supervision of and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of March 31, 2004.

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

From time to time, we may be involved in various legal proceedings that are incidental to our business. In our opinion, we are not a party to any current legal proceedings that are material to our financial condition, either individually or in the aggregate.

ITEM 2. CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

On February 12, 2004, we issued 7,753 shares of our common stock to one of our employees upon their exercise of employee stock options issued under our 1997 Employee Stock Option Plan. We received a weighted average exercise price of $10.96 per share aggregating $84,964 for these shares. The exercise price for these shares was substantially paid by the employee delivering to us common stock of the company that they already owned having an aggregate value of $84,942, with the difference paid in cash. On February 17, 2004, we issued 9,900 shares of our common stock to one of our employees upon their exercise of employee stock options issued under our 1997 Employee Stock Option Plan. We received a weighted average exercise price of $9.07 per share aggregating $89,793 for these shares. The exercise price for these shares was substantially paid by the employee delivering to us common stock of the company that they already owned having an aggregate value of $89,760, with the difference paid in cash. The shares issued under the 1997 Employee Stock Option Plan were issued in reliance on an exemption from registration under the Securities Act of 1933 based on Section 4(2) of that Act, and Regulation D issued under that Act.

Issuer Purchases of Equity Securities

                                                                (c) Total Number of
                           (a) Total                            Shares Purchased as       (d) Maximum Number
                           Number of          (b) Average         Part of Publicly        of Shares that May Yet
                             Shares          Price Paid Per       Announced Plans or      Be Purchased Under the
    Period                 Purchased             Share                Programs               Plans or Programs
    ------                 ---------             -----                --------               -----------------
January 1 - 31                 328            $    35.893                 0                           0
February 1 - 29              4,873                 35.851                 0                           0
March 1 - 31                     0                    N/A                 0                           0
Total                        5,201                 35.854                 0                           0

The shares shown in column (a) above as having been purchased were acquired from four of our employees when they used shares of common stock that they already owned to pay part of the exercise price when exercising stock options issued under our employee stock option plans.

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

     11             Statement re Computation of Per Share Earnings

     31             Rule 13a-14(a) Certifications

   32.1             Section 1350 Chief Executive Officer Certification

   32.2             Section 1350 Chief Financial Officer Certification

(b) Reports on Form 8-K.

         During the first quarter of 2004, the Company furnished the following report on Form 8-K:

            i) Dated January 7, 2004, pertaining to the Company's press release issued January 7, 2004 reporting financial results and earnings for the quarter and year ended December 31, 2003

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 3, 2004.

                               MERCANTILE BANK CORPORATION

                               By: /s/ Gerald R. Johnson Jr.
                                   ----------------------------------------
                               Gerald R. Johnson, Jr.
                               Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

                               By:  /s/ Charles E. Christmas
                                    ---------------------------------------
                               Charles E. Christmas
                               Senior Vice President, Chief Financial Officer and Treasurer
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