Form 10-Q
period 2004-06-30
MERCANTILE BANK CORP
filed 2004-08-06
CIK 1042729

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-Q

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended June 30, 2004

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

                                Yes [X]   No [ ]

At August 6, 2004, there were 7,175,930 shares of Common Stock outstanding.

                          MERCANTILE BANK CORPORATION

                                     INDEX

                                                                                                    Page No.
                                                                                                    --------
PART I.   Financial Information

          Item 1.    Financial Statements

          Consolidated Balance Sheets -
             June 30, 2004 (Unaudited) and December 31, 2003.....................................       3

          Consolidated Statements of Income and Comprehensive Income -
             Three and Six Months Ended June 30, 2004 (Unaudited) and
             June 30, 2003 (Unaudited)...........................................................       4

          Consolidated Statements of Changes in Shareholders' Equity -
             Six Months Ended June 30, 2004 (Unaudited) and
             June 30, 2003 (Unaudited)...........................................................       5

          Consolidated Statements of Cash Flows -
             Three and Six Months Ended June 30, 2004 (Unaudited) and
             June 30, 2003 (Unaudited)...........................................................       6

          Notes to Consolidated Financial Statements (Unaudited).................................       7

          Item 2.  Management's Discussion and Analysis of Financial
             Condition and Results of Operations.................................................      15

          Item 3.  Quantitative and Qualitative Disclosures About Market Risk....................      24

          Item 4.  Controls and Procedures.......................................................      26

PART II.  Other Information

          Item 1.  Legal Proceedings.............................................................      27

          Item 2.  Changes in Securities, Use of Proceeds and Issuer Purchases of
              Equity Securities..................................................................      27

          Item 3.  Defaults upon Senior Securities...............................................      27

          Item 4.  Submission of Matters to a Vote of Security Holders...........................      27

          Item 5.  Other Information.............................................................      28

          Item 6.  Exhibits and Reports on Form 8-K..............................................      28

          Signatures.............................................................................      30

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                          MERCANTILE BANK CORPORATION
                          CONSOLIDATED BALANCE SHEETS

                                                                                   June 30,          December 31,
                                                                                     2004                2003
                                                                                     ----                ----
                                                                                  (Unaudited)
ASSETS
     Cash and due from banks                                                    $    35,005,000    $     16,309,000
     Short-term investments                                                             967,000             255,000
                                                                                ---------------    ----------------
         Total cash and cash equivalents                                             35,972,000          16,564,000

     Securities available for sale                                                   69,751,000          71,421,000
     Securities held to maturity (fair value of $48,921,000
       at June 30, 2004 and $47,102,000 at December 31, 2003)                        48,466,000          45,112,000
     Federal Home Loan Bank stock                                                     6,644,000           4,977,000

     Total loans and leases                                                       1,185,363,000       1,035,963,000
     Allowance for loan and lease losses                                            (16,312,000)        (14,379,000)
                                                                                ----------------   -----------------
              Total loans and leases, net                                         1,169,051,000       1,021,584,000

     Premises and equipment, net                                                     18,468,000          15,305,000
     Bank owned life insurance policies                                              16,796,000          16,441,000
     Accrued interest receivable                                                      4,257,000           4,098,000
     Other assets                                                                     9,221,000           7,835,000
                                                                                ---------------    ----------------

         Total assets                                                           $ 1,378,626,000    $  1,203,337,000
                                                                                ===============    ================

LIABILITIES AND SHAREHOLDERS' EQUITY
     Deposits
         Noninterest-bearing                                                    $   114,441,000    $     76,579,000
         Interest-bearing                                                           931,628,000         826,313,000
                                                                                ---------------    ----------------
              Total deposits                                                      1,046,069,000         902,892,000

     Securities sold under agreements to repurchase                                  46,960,000          49,545,000
     Federal funds purchased                                                          7,000,000           6,000,000
     Federal Home Loan Bank advances                                                120,000,000          90,000,000
     Subordinated debentures                                                         16,495,000          16,495,000
     Other borrowed money                                                             1,414,000           1,114,000
     Accrued expenses and other liabilities                                           6,416,000           7,090,000
                                                                                ---------------    ----------------
              Total liabilities                                                   1,244,354,000       1,073,136,000

Shareholders' equity
     Preferred stock, no par value; 1,000,000 shares
        authorized, none issued                                                               0                   0
     Common stock, no par value: 9,000,000 shares authorized;
        7,175,896 shares outstanding at June 30, 2004 and
        6,805,914 shares outstanding at December 31, 2003                           130,902,000         118,560,000
     Retained earnings                                                                4,166,000          11,421,000
     Accumulated other comprehensive income (loss)                                     (796,000)            220,000
                                                                                ----------------   ----------------
         Total shareholders' equity                                                 134,272,000         130,201,000
                                                                                ---------------    ----------------

              Total liabilities and shareholders' equity                        $ 1,378,626,000    $  1,203,337,000
                                                                                ===============    ================

          See accompanying notes to consolidated financial statements.

                          MERCANTILE BANK CORPORATION
                       CONSOLIDATED STATEMENTS OF INCOME
                            AND COMPREHENSIVE INCOME

                                              Three Months     Three Months      Six Months       Six Months
                                                  Ended            Ended            Ended            Ended
                                              June 30, 2004    June 30, 2003    June 30, 2004    June 30, 2003
                                              -------------    -------------    -------------    -------------
                                               (Unaudited)      (Unaudited)      (Unaudited)      (Unaudited)
Interest income
     Loans and leases, including fees       $    14,722,000    $  12,223,000    $  28,630,000    $  23,666,000
     Investment securities                        1,400,000        1,186,000        2,826,000        2,402,000
     Federal funds sold                               8,000           23,000           27,000           39,000
     Short-term investments                               0            1,000            1,000            1,000
                                            ---------------    -------------    -------------    -------------
         Total interest income                   16,130,000       13,433,000       31,484,000       26,108,000

Interest expense
     Deposits                                     4,929,000        5,165,000        9,679,000       10,401,000
     Short-term borrowings                          186,000          173,000          356,000          344,000
     Federal Home Loan Bank advances                597,000          183,000        1,126,000          257,000
     Long-term borrowings                           418,000          413,000          834,000          825,000
                                            ---------------    -------------    -------------    -------------
         Total interest expense                   6,130,000        5,934,000       11,995,000       11,827,000
                                            ---------------    -------------    -------------    -------------

NET INTEREST INCOME                              10,000,000        7,499,000       19,489,000       14,281,000

Provision for loan and lease losses               1,230,000          845,000        2,474,000        1,470,000
                                            ---------------    -------------    -------------    -------------

NET INTEREST INCOME AFTER PROVISION
   FOR LOAN AND LEASE LOSSES                      8,770,000        6,654,000       17,015,000       12,811,000

Noninterest income
     Services charges on accounts                   312,000          280,000          611,000          549,000
     Net gain on sales of securities                      0          212,000           78,000          212,000
     Net gain on sales of loans                      40,000                0           40,000                0
     Other income                                   649,000          755,000        1,311,000        1,475,000
                                            ---------------    -------------    -------------    -------------
         Total noninterest income                 1,001,000        1,247,000        2,040,000        2,236,000

Noninterest expense
     Salaries and benefits                        3,510,000        2,759,000        6,793,000        5,256,000
     Occupancy                                      383,000          345,000          769,000          679,000
     Furniture and equipment                        267,000          245,000          540,000          466,000
     Other expense                                1,240,000        1,012,000        2,453,000        1,989,000
                                            ---------------    -------------    -------------    -------------
         Total noninterest expenses               5,400,000        4,361,000       10,555,000        8,390,000
                                            ---------------    -------------    -------------    -------------

INCOME BEFORE FEDERAL INCOME
   TAX EXPENSE                                    4,371,000        3,540,000        8,500,000        6,657,000

Federal income tax expense                        1,225,000        1,000,000        2,381,000        1,884,000
                                            ---------------    -------------    -------------    -------------

NET INCOME                                  $     3,146,000    $   2,540,000    $   6,119,000    $   4,773,000
                                            ===============    =============    =============    =============

COMPREHENSIVE INCOME                        $     1,740,000    $   2,325,000    $   5,103,000    $   4,424,000
                                            ===============    =============    =============    =============

Basic earnings per share                    $          0.44    $        0.45    $        0.85    $        0.84
                                            ===============    =============    =============    =============
Diluted earnings per share                  $          0.43    $        0.44    $        0.84    $        0.82
                                            ===============    =============    =============    =============
Cash dividends per share                    $          0.09    $        0.08    $        0.18    $        0.16
                                            ===============    =============    =============    =============

Average basic shares outstanding                  7,172,633        5,692,176        7,165,744        5,687,686
                                            ===============    =============    =============    =============
Average diluted shares outstanding                7,322,474        5,823,186        7,310,298        5,817,740
                                            ===============    =============    =============    =============

          See accompanying notes to consolidated financial statements.

                          MERCANTILE BANK CORPORATION
                           CONSOLIDATED STATEMENTS OF
                        CHANGES IN SHAREHOLDERS' EQUITY
                                  (Unaudited)

                                                                                 Accumulated
                                                                                    Other            Total
                                                   Common         Retained      Comprehensive    Shareholders'
                                                    Stock         Earnings          Income           Equity
                                                -------------   -------------   -------------    -------------
BALANCE, JANUARY 1, 2003                        $  75,530,000   $   3,250,000   $   1,054,000    $  79,834,000

Comprehensive income:
     Net income for the period from
       January 1, 2003 through
       June 30, 2003                                                4,773,000                        4,773,000

     Change in net unrealized gain
       (loss) on securities available for
       sale, net of reclassifications
       and tax effect                                                                (349,000)        (349,000)
                                                                                                 -------------
         Total comprehensive income                                                                  4,424,000

Common stock cash dividends, $0.16 per share                         (866,000)                        (866,000)

Cash dividend reinvestment plan, 567 shares            14,000                                           14,000

Employee stock purchase plan, 935 shares               24,000                                           24,000

Stock option exercises, 15,436 shares                  27,000                                           27,000
                                                -------------   -------------   -------------    -------------

BALANCE, JUNE 30, 2003                          $  75,595,000   $   7,157,000   $     705,000    $  83,457,000
                                                =============   =============   =============    =============

BALANCE, JANUARY 1, 2004                        $ 118,560,000   $  11,421,000   $     220,000    $ 130,201,000

Comprehensive income:
     Net income for the period from
       January 1, 2004 through
       June 30, 2004                                                6,119,000                        6,119,000

     Change in net unrealized gain
       (loss) on securities available for
       sale, net of reclassifications
       and tax effect                                                              (1,016,000)      (1,016,000)
                                                                                                 -------------
         Total comprehensive income                                                                  5,103,000

Payment of 5% stock dividend, 340,180 shares       12,112,000     (12,116,000)                          (4,000)

Common stock cash dividends, $0.18 per share                       (1,258,000)                      (1,258,000)

Cash dividend reinvestment plan, 1,909 shares          65,000                                           65,000
..
Employee stock purchase plan, 1,094 shares             38,000                                           38,000

Stock option exercises, 26,799 shares                 127,000                                          127,000
                                                -------------   -------------   -------------    -------------

BALANCE, JUNE 30, 2004                          $ 130,902,000   $   4,166,000   $    (796,000)   $ 134,272,000
                                                =============   =============   =============    =============

          See accompanying notes to consolidated financial statements.

                          MERCANTILE BANK CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                        Three Months      Three Months     Six Months       Six Months
                                                            Ended             Ended           Ended            Ended
                                                        June 30, 2004     June 30, 2003   June 30, 2004    June 30, 2003
                                                        -------------     -------------   -------------    -------------
                                                         (Unaudited)       (Unaudited)     (Unaudited)      (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
     Net income                                         $   3,146,000     $   2,540,000   $   6,119,000    $   4,773,000
     Adjustments to reconcile net income
        to net cash from operating activities
         Depreciation and amortization                        436,000           516,000         848,000          967,000
         Provision for loan and lease losses                1,230,000           845,000       2,474,000        1,470,000
         Net gain on sales of loans                           (40,000)                0         (40,000)               0
         Net gain on sales of securities                            0          (212,000)        (78,000)        (212,000)
         Net change in:
              Accrued interest receivable                     567,000           399,000        (159,000)        (125,000)
              Bank owned life insurance policies             (178,000)         (197,000)       (355,000)        (405,000)
              Other assets                                 (1,429,000)       (1,217,000)       (998,000)        (701,000)
              Accrued expenses and other liabilities          359,000            35,000        (674,000)         121,000
                                                        -------------     -------------   -------------    -------------
                 Net cash used in operating activities      4,091,000         2,709,000       7,137,000        5,888,000

CASH FLOWS FROM INVESTING ACTIVITIES
     Loan and leases originations and payments, net       (74,426,000)      (53,615,000)   (149,901,000)     (94,657,000)
     Purchases of:
         Securities available for sale                     (9,970,000)      (16,380,000)    (12,964,000)     (25,129,000)
         Securities held to maturity                       (2,910,000)       (1,958,000)     (4,336,000)      (4,639,000)
         Federal Home Loan Bank stock                        (860,000)       (1,464,000)     (1,667,000)      (1,464,000)
     Proceeds from:
         Maturities, calls and repayments of
            available for sale securities                   3,016,000         8,253,000      11,340,000       14,827,000
         Maturities, calls and repayments of
            held to maturity securities                       965,000           534,000         965,000          534,000
         Sales of available for sale securities                     0         8,336,000       1,748,000        8,336,000
     Purchases of premises and equipment, net              (2,195,000)       (1,997,000)     (3,774,000)      (2,548,000)
     Purchases of bank owned life insurance policies                0                 0               0         (300,000)
                                                        -------------     -------------   -------------    -------------
              Net cash used in investing activities       (86,380,000)      (58,291,000)   (158,589,000)    (105,040,000)

CASH FLOWS FROM FINANCING ACTIVITIES
     Net increase in deposits                              50,735,000        42,490,000     143,177,000       89,474,000
     Net increase (decrease) in securities sold under
       agreements to repurchase                             5,347,000        (5,548,000)     (2,585,000)     (10,645,000)
     Advances from Federal Home Loan Bank                  20,000,000        30,000,000      30,000,000       30,000,000
     Net increase (decrease) in other borrowed money        7,053,000        (1,917,000)      1,300,000          346,000
     Stock option exercises                                    39,000             7,000         127,000           27,000
     Employee stock purchase plan                              22,000            14,000          38,000           24,000
     Cash dividend reinvestment plan                           46,000            14,000          65,000           14,000
     Payment of cash dividends                               (646,000)         (433,000)     (1,258,000)        (866,000)
     Cash paid in lieu of fractional shares on
       stock dividend                                               0                 0          (4,000)               0
                                                        -------------     -------------   -------------    -------------
         Net cash from financing activities                82,596,000        64,627,000     170,860,000      108,374,000
                                                        -------------     -------------   -------------    -------------

Net change in cash and cash equivalents                       307,000         9,045,000      19,408,000        9,222,000
Cash and cash equivalents at beginning of period           35,665,000        28,294,000      16,564,000       28,117,000
                                                        -------------     -------------   -------------    -------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD              $  35,972,000     $  37,339,000   $  35,972,000    $  37,339,000
                                                        =============     =============   =============    =============
Cash paid during the period for:
     Interest                                           $   6,232,000     $   6,294,000   $  12,183,000    $  11,724,000
     Federal income tax                                     2,550,000         2,350,000       2,925,000        2,575,000

          See accompanying notes to consolidated financial statements.

                          MERCANTILE BANK CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

1.    SIGNIFICANT ACCOUNTING POLICIES

      Basis of Presentation: The unaudited financial statements for the three and six months ended June 30, 2004 include the consolidated results of operations of Mercantile Bank Corporation and its consolidated subsidiaries. These subsidiaries include Mercantile Bank of West Michigan ("our bank"), our bank's four subsidiaries, Mercantile Bank Mortgage Company, LLC ("our mortgage company"), Mercantile BIDCO, Inc. ("our BIDCO"), Mercantile Bank Real Estate Co., LLC ("our real estate company"), and Mercantile Insurance Center, Inc. ("our insurance center"). These consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and Item 303(b) of Regulation S-K and do not include all disclosures required by accounting principles generally accepted in the United States of America for a complete presentation of our financial condition and results of operations. In the opinion of management, the information reflects all adjustments (consisting only of normal recurring adjustments) which are necessary in order to make the financial statements not misleading and for a fair presentation of the results of operations for such periods. The results for the periods ended June 30, 2004 should not be considered as indicative of results for a full year. For further information, refer to the consolidated financial statements and footnotes included in our annual report on Form 10-K for the year ended December 31, 2003.

      MBWM Capital Trust I ("the trust"), a business trust formed by Mercantile Bank Corporation, sold 1.6 million trust preferred securities at $10.00 per trust preferred security in a September 1999 offering. Mercantile Bank Corporation issued subordinated debentures to the trust in exchange for the proceeds of the offering. The debentures and related debt issuance costs represent the sole assets of the trust. Prior to 2004, the trust was consolidated in our financial statements, with the trust preferred securities issued by the trust reported in liabilities as "Trust preferred securities" and the subordinated debentures eliminated in the consolidation. Under new accounting guidance, FASB Interpretation No. 46, as revised in December 2003, the trust is no longer consolidated. Accordingly, Mercantile Bank Corporation does not report the securities issued by the trust as liabilities, and instead reports as liabilities the subordinated debentures issued by Mercantile Bank Corporation and held by the trust, as these are no longer eliminated in consolidation. Amounts previously reported as "Trust preferred securities" in liabilities has been recaptioned "Subordinated debentures" and continue to be presented in liabilities on the balance sheet. The effect of no longer consolidating the trust does not significantly change the amounts reported as Mercantile Bank Corporation's assets, liabilities, equity or interest expense.

      Stock Dividend: All per share amounts and average shares outstanding have been adjusted for all periods presented to reflect the 5% stock dividend distributed on May 3, 2004. The Statement of Changes in Shareholders' Equity reflects a transfer from retained earnings to common stock for the value of the shares distributed.

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

                                                   Quarter ended                    Six months ended
                                          June 30, 2004     June 30, 2003    June 30, 2004     June 30, 2003
                                          -------------     -------------    -------------     -------------
Net income as reported                    $   3,146,000     $   2,540,000    $   6,119,000     $   4,773,000
Deduct: Stock-based compensation
   expense determined under fair
   value based method                            63,000            81,000          126,000           163,000
                                          -------------     -------------    -------------     -------------
Pro forma net income                          3,083,000         2,459,000        5,993,000         4,610,000
                                          =============     =============    =============     =============

Basic earnings per share as reported      $        0.44     $        0.45    $        0.85     $        0.84
Pro forma basic earnings per share                 0.43              0.43             0.84              0.81

Diluted earnings per share
   as reported                            $        0.43     $        0.44    $        0.84     $        0.82
Pro forma diluted earnings per share               0.42              0.42             0.82              0.79

      The pro forma effects are computed using option pricing models, using the following weighted-average assumptions as of grant date.

                                                   Quarter ended                    Six months ended
                                          June 30, 2004     June 30, 2003    June 30, 2004     June 30, 2003
                                          -------------     -------------    -------------     -------------
Risk-free interest rate                           3.25%             3.25%            3.25%             3.25%
Expected option life                            7 Years           7 Years          7 Years           7 Years
Expected stock price volatility                     22%               20%              22%               20%
Dividend yield                                    1.00%             1.30%            1.00%             1.30%

                          MERCANTILE BANK CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

2.    LOANS AND LEASES

      Our total loans and leases at June 30, 2004 were $1,185.4 million compared to $1,036.0 million at December 31, 2003, an increase of $149.4 million, or 14.4%. The components of our outstanding balances at June 30, 2004 and December 31, 2003, and the percentage changes in loans and leases from the end of 2003 to the end of the second quarter 2004 are as follows:

                                                                                             Percent
                                          June 30, 2004             December 31, 2003       Increase/
                                    Balance            %            Balance          %      (Decrease)
                                    -------            -            -------          -      ----------
Real Estate:
    Construction and land
      development               $   119,086,000       10.0%     $   117,649,000     11.4%       1.2%
    Secured by 1-4 family
      properties                    107,603,000        9.1           92,339,000      8.9       16.5
    Secured by multi-family
      properties                     34,312,000        2.9           28,950,000      2.8       18.5
    Secured by nonresidential
      properties                    575,757,000       48.6          485,080,000     46.8       18.7
Commercial                          341,067,000       28.8          304,800,000     29.4       11.9
Leases                                2,381,000        0.2            2,309,000      0.2        3.1
Consumer                              5,157,000        0.4            4,836,000      0.5        6.6
                                ---------------      -----      ---------------    -----       ----

    Total loans and leases      $ 1,185,363,000      100.0%     $ 1,035,963,000    100.0%      14.4%
                                ===============      =====      ===============    =====       ====

3.    ALLOWANCE FOR LOAN AND LEASE LOSSES

      The following is a summary of the change in our allowance for loan and lease losses account for the three and six months ended June 30:

                                      Three months ended                    Six months ended
                                  June 30,          June 30,            June 30,          June 30,
                                    2004              2003               2004              2003
                                    ----              ----               ----              ----
Balance at beginning of
  period                        $  15,337,000    $  11,406,000       $  14,379,000    $   10,890,000
     Charge-offs                     (264,000)        (297,000)           (562,000)         (429,000)
     Recoveries                         9,000          204,000              21,000           227,000
     Provision for loan and
       lease losses                 1,230,000          845,000           2,474,000         1,470,000
                                -------------    -------------       -------------    --------------

Balance at June 30              $  16,312,000    $  12,158,000       $  16,312,000    $   12,158,000
                                =============    =============       =============    ==============

                          MERCANTILE BANK CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

4.    PREMISES AND EQUIPMENT - NET

      Premises and equipment are comprised of the following:

                                                    June 30,          December 31,
                                                      2004                2003
                                                      ----                ----
Land and improvements                            $   5,753,000       $   5,745,000
Buildings and leasehold improvements                11,730,000           8,183,000
Furniture and equipment                              5,154,000           4,935,000
                                                 -------------       -------------
                                                    22,637,000          18,863,000
Less accumulated depreciation                        4,169,000           3,558,000
                                                 -------------       -------------

Premises and equipment, net                      $  18,468,000       $  15,305,000
                                                 =============       =============

      Depreciation expense amounted to $307,000 during the second quarter of 2004, compared to $285,000 in the second quarter of 2003. Depreciation expense amounted to $610,000 during the first six months of 2004, compared to $551,000 during the first six months of 2003.

5.    DEPOSITS

      Our total deposits at June 30, 2004 were $1,046.1 million compared to $902.9 million at December 31, 2003, an increase of $143.2 million, or 15.9%. The components of our outstanding balances at June 30, 2004 and December 31, 2003, and percentage change in deposits from the end of 2003 to the end of the second quarter 2004 are as follows:

                                                                               Percent
                                     June 30, 2004       December 31, 2003    Increase/
                                 Balance         %        Balance        %    (Decrease)
                                 -------         -        -------        -    ---------
Noninterest-bearing demand   $   114,441,000    10.9%  $  76,579,000     8.5%    49.4%
Interest-bearing checking         30,411,000     2.9      34,241,000     3.8    (12.7)
Money market                       8,254,000     0.8       8,290,000     0.9     (0.4)
Savings                          129,233,000    12.4     101,710,000    11.3     27.1
Time, under $100,000               7,436,000     0.7       8,163,000     0.9     (8.9)
Time, $100,000 and over           83,439,000     8.0      82,288,000     9.1      1.4
                             ---------------   -----   -------------   -----    -----
                                 373,214,000    35.7     311,271,000    34.5     19.9
Out-of-area time,
   under $100,000                102,060,000     9.8      98,079,000    10.9      4.1
Out-of-area time,
   $100,000 and over             570,795,000    54.5     493,542,000    54.6     15.7
                             ---------------   -----   -------------   -----    -----
                                 672,855,000    64.3     591,621,000    65.5     13.7
                             ---------------   -----   -------------   -----    -----

    Total deposits           $ 1,046,069,000   100.0%  $ 902,892,000   100.0%    15.9%
                             ===============   =====   =============   =====    =====

                           MERCANTILE BANK CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

6.    SHORT-TERM BORROWINGS

      Information relating to our securities sold under agreements to repurchase follows:

                                                      June 30,             December 31,
                                                        2004                  2003
                                                        ----                  ----
Outstanding balance at end of period                 $46,960,000           $49,545,000
Average interest rate at end of period                      1.38%                 1.38%

Average balance during the period                    $46,373,000           $45,865,000
Average interest rate during the period                     1.39%                 1.45%

Maximum month end balance during the period          $50,138,000           $55,270,000

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

7.    FEDERAL HOME LOAN BANK ADVANCES

      Our outstanding balances at June 30, 2004 and December 31, 2003 were as follows.

                                                                 June 30,           December 31,
                                                                  2004                 2003
                                                                  ----                 ----
Maturities July 2004 through September 2006,
   fixed rates from 1.46% to 3.21%, averaging 2.14%           $110,000,000                     0

Maturities in May 2006, floating rates tied to Libor
   indices, averaging 1.33% as of June 30, 2004                 10,000,000                     0

Maturities January 2004 through September 2006,
   fixed rates from 1.54% to 3.21%, averaging 2.07%                      0          $ 90,000,000
                                                              ------------          ------------

          Total Federal Home Loan Bank advances               $120,000,000          $ 90,000,000
                                                              ============          ============

      Each advance is payable at its maturity date, and is subject to a prepayment fee if paid prior to the maturity date. The advances are collateralized by residential mortgage loans, first mortgage liens on multi-family residential property loans, first mortgage liens on commercial real estate property loans, and substantially all other assets of our bank, under a blanket lien arrangement. Our borrowing line of credit as of June 30, 2004 totaled $182.5 million, with availability approximating $54.0 million.

                           MERCANTILE BANK CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

7.    FEDERAL HOME LOAN BANK ADVANCES (Continued)

      Maturities of FHLB advances currently outstanding during the next five years are:

2004                                 $    30,000,000
2005                                      55,000,000
2006                                      35,000,000
2007                                               0
2008                                               0

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

      A summary of the contractual amounts of our financial instruments with off-balance-sheet risk at June 30, 2004 and December 31, 2003 follows:

                                                        June 30,            December 31,
                                                         2004                   2003
                                                         ----                   ----
Commercial unused lines of credit                     $194,927,000          $176,943,000
Unused lines of credit secured by 1-4 family
  residential properties                                23,385,000            19,020,000
Credit card unused lines of credit                      11,234,000             8,990,000
Other consumer unused lines of credit                    6,964,000             5,569,000
Commitments to make loans                               47,322,000            73,570,000
Standby letters of credit                               57,138,000            57,918,000
                                                      ------------          ------------

       Total loan and leases commitments              $340,970,000          $342,010,000
                                                      ============          ============

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

      Our actual capital levels and minimum required levels were (dollars in thousands):

                                                                                                    Minimum Required
                                                                                                       to be Well
                                                                      Minimum Required              Capitalized Under
                                                                        for Capital                 Prompt Corrective
                                          Actual                     Adequacy Purposes             Action Regulations
                                   -------------------              --------------------          --------------------
                                   Amount        Ratio              Amount         Ratio          Amount         Ratio
                                   ------        -----              ------         -----          ------         -----
June 30, 2004
  Total capital (to risk
    weighted assets)
      Consolidated               $167,380          12.7%          $105,165           8.0%         $131,456          10.0%
      Bank                        163,709          12.5            104,922           8.0           131,153          10.0
  Tier 1 capital (to risk
    weighted assets)
      Consolidated                151,068          11.5             52,582           4.0            78,874           6.0
      Bank                        147,397          11.2             52,461           4.0            78,692           6.0
  Tier 1 capital (to
    average assets)
      Consolidated                151,068          11.4             53,221           4.0            66,526           5.0
      Bank                        147,397          11.1             53,121           4.0            66,401           5.0

                           MERCANTILE BANK CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

9.    REGULATORY MATTERS (Continued)

                                                                                                     Minimum Required
                                                                                                        to be Well
                                                                      Minimum Required              Capitalized Under
                                                                         for Capital                Prompt Corrective
                                          Actual                      Adequacy Purposes             Action Regulations
                                   -------------------              --------------------           --------------------
                                   Amount        Ratio              Amount         Ratio           Amount         Ratio
                                   ------        -----              ------         -----           ------         -----
December 31, 2003
  Total capital (to risk
    weighted assets)
      Consolidated                $160,360        13.8%           $ 92,711         8.0%           $115,888        10.0%
      Bank                         156,950        13.6              92,556         8.0             115,695        10.0
  Tier 1 capital (to risk
    weighted assets)
      Consolidated                 145,981        12.6              46,356         4.0              69,533         6.0
      Bank                         142,571        12.3              46,278         4.0              69,417         6.0
  Tier 1 capital (to
    average assets)
      Consolidated                 145,981        12.5              46,756         4.0              58,444         5.0
      Bank                         142,571        12.2              46,703         4.0              58,378         5.0

      Our capital levels as of June 30, 2004 include the $16.0 million in trust preferred securities issued by the trust subject to certain limitations. Federal Reserve guidelines limit the amount of trust preferred securities which can be included in our Tier 1 capital to 25% of total Tier 1 capital. As of June 30, 2004, the entire $16.0 million of the trust preferred securities were included as Tier 1 capital.

      Our and our bank's ability to pay cash and stock dividends is subject to limitations under various laws and regulations and to prudent and sound banking practices. We declared a 5% stock dividend on April 7, 2004, that was distributed on May 3, 2004 to record holders as of April 16, 2004. All earnings per share and dividend per share information have been adjusted for the 5% stock dividend. We have also paid two cash dividends on our common stock during 2004. On January 6, 2004, we declared a $0.09 per share cash dividend on our common stock, which was paid on March 10, 2004 to record holders as of February 10, 2004. On April 7, 2004, we declared a $0.09 per share cash dividend on our common stock, which was paid on June 10, 2004 to record holders as of May 10, 2004. On July 7, 2004, we declared a $0.09 per share cash dividend on our common stock, which is payable on September 10, 2004 to record holders as of August 10, 2004.

10.   BENEFIT PLANS

      We sponsor an employee stock purchase plan which allows employees to defer after-tax payroll dollars and purchase our common stock on a quarterly basis. We have registered 26,250 shares of common stock to be issued and purchased under the plan; however, the plan allows for shares to be purchased directly from us or on the open market. During the six months ended June 30, 2004, we issued 1,094 shares under the plan.

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

INTRODUCTION

The following discussion compares the financial condition of Mercantile Bank Corporation and its consolidated subsidiaries, Mercantile Bank of West Michigan ("our bank"), our bank's four subsidiaries Mercantile Bank Mortgage Company ("our mortgage company"), Mercantile BIDCO, Inc. ("our BIDCO"), Mercantile Bank Real Estate Co., LLC ("our real estate company") and Mercantile Insurance Center, Inc. ("our insurance center"), at June 30, 2004 to December 31, 2003 and the results of operations for the three and six months ended June 30, 2004 and June 30, 2003. This discussion should be read in conjunction with the interim consolidated financial statements and footnotes included in this report. Unless the text clearly suggests otherwise, references in this report to "us," "we," "our," or "the company" include Mercantile Bank Corporation and its consolidated subsidiaries referred to above.

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

FINANCIAL CONDITION

During the first six months of 2004, our assets increased from $1,203.3 million on December 31, 2003, to $1,378.6 million on June 30, 2004. This represents a total increase in assets of $175.3 million, or 14.6%. The asset growth was comprised primarily of a $147.5 million increase in net loans, an increase of $19.4 million in cash and cash equivalents and a $3.4 million increase in securities. The increase in assets was primarily funded by a $143.2 million growth in deposits and an increase of $30.0 million in Federal Home Loan Bank advances.

Commercial loans and leases increased by $133.8 million during the first six months of 2004, and at June 30, 2004 totaled $1,072.6 million, or 90.5% of the total loan and lease portfolio. The continued significant concentration of the loan and lease portfolio in commercial loans and leases and the rapid growth of this portion of our lending business is consistent with our stated strategy of focusing a substantial amount of efforts on "wholesale" banking. Corporate and business lending continues to be an area of expertise of our senior management team, and our 15 commercial lenders have over 220 years of combined commercial lending experience, ten of whom have 15 years or more experience. Of each of the loan categories that we originate, commercial loans and leases are most efficiently originated and managed; thus limiting overhead costs by necessitating the attention of fewer full-time employees. Our commercial lending business generates the greatest amount of local deposits, and is our primary source of demand deposits.

Residential mortgage loans and consumer loans increased by $15.3 million and $0.3 million, respectively, during the first six months of 2004. As of June 30, 2004, residential mortgage and consumer loans totaled a combined $112.8 million, or 9.5% of the total loan and lease portfolio. Although we plan to increase our non-commercial loan portfolios in future periods, given our wholesale banking strategy, we expect the commercial sector of our lending efforts and resultant assets to remain the dominant loan portfolio category.

                           MERCANTILE BANK CORPORATION

Management believes the quality of our loan and lease portfolio remains strong. Net loan and lease charge-offs during the first six months of 2004 totaled $541,000, or 0.10% of average total loans and leases on an annualized basis. During the first six months of 2003, net loan and lease charge-offs totaled $202,000, or 0.05% of average total loans and leases on an annualized basis. Past due and nonaccrual loans and leases at June 30, 2004 totaled $3.7 million, or 0.31% of period-ending total loans and leases. At December 31, 2003, past due and nonaccrual loans and leases totaled $1.8 million, or 0.17% of period-ending total loans and leases. The $1.9 million increase during the first six months of 2004, as well as a vast majority of the $541,000 net loan and lease charge-off figure noted above, is primarily attributable to two commercial loan relationships. We believe we have instilled a strong credit culture within our lending departments as it pertains to the underwriting and administration processes, which in part is reflected in our loan and lease net charge-off and delinquency ratios. Over 98% of the loan portfolio consists of loans extended directly to companies and individuals doing business and residing within our market area. The remaining portion is comprised of commercial loans participated with certain commercial banks outside the immediate area, which we underwrite using the same loan underwriting criteria as though our bank was the originating bank.

Securities increased $3.4 million during the first six months of 2004. Purchases during the first six months of 2004 totaled $19.0 million. Proceeds from the sales of securities totaled $1.7 million, while proceeds from the maturities, calls and repayments of securities totaled $12.3 million. At June 30, 2004, the net unrealized loss on available for sale securities equaled $1.0 million, compared to a net unrealized gain of $0.3 million at December 31, 2003. Our securities portfolio consists of U.S. Government Agency bonds, mortgage-backed securities issued or guaranteed by U.S. Governments Agencies, investment-grade tax-exempt municipal securities and Federal Home Loan Bank of Indianapolis ("FHLBI") stock.

Cash and cash equivalents increased $19.4 million during the first six months of 2004, totaling $36.0 million on June 30, 2004. Cash and due from bank balances were up $18.7 million, with short-term investments up $0.7 million. Our commercial lending and wholesale funding focus results in relatively large day-to-day fluctuations of our cash and cash equivalent balances. The average cash and cash equivalents during the first six months of 2004 equaled $34.0 million, well above the relatively low balance of $16.6 million on December 31, 2003.

Premises and equipment at June 30, 2004 equaled $18.5 million, an increase of $3.2 million since December 31, 2003, and an increase of $6.0 million since March 31, 2003. The vast majority of the increase relates to our construction of two new banking facilities. On April 30, 2003, our bank purchased an existing building situated on 2.75 acres of land located about two miles north of the center of downtown Grand Rapids, Michigan for $1.3 million. The building was demolished, and we are now in the construction phase of building a new four-story facility on this property. This facility will serve as the new location for our current downtown leased facility, which includes our commercial lending function, and will house the administration and loan operations functions currently housed at other of our locations. Expected completion date is mid-2005. On September 29, 2003, our bank purchased ten acres of land located in Holland, Michigan for $0.9 million. We are now in the construction phase of building a new two-story facility on this property. This facility will serve as the new location for our current full-service branch and lending office which currently operates out of a leased facility. Expected completion date is late-2004.

                           MERCANTILE BANK CORPORATION

Deposits increased $143.2 million during the first six months of 2004, totaling $1,046.1 million at June 30, 2004. Local deposits increased $61.9 million, or 19.9% and out-of-area deposits increased $81.3 million. As a percent of total deposits, local deposits increased from 34.5% on December 31, 2003, to 35.7% on June 30, 2004. Noninterest-bearing demand deposits, comprising 10.9% of total deposits, increased $37.8 million during the first six months of 2004. Savings deposits (12.4% of total deposits) increased $27.5 million, interest-bearing checking deposits (2.9% of total deposits) decreased $3.8 million and money market deposit accounts (0.8% of total deposits) was relatively unchanged during the first six months of 2004. Local certificates of deposit, comprising 8.7% of total deposits, increased by $0.4 million during the first six months of 2004.

Out-of-area deposits increased $81.3 million during the first six months of 2004, totaling $672.9 million as of June 30, 2004. Out-of-area deposits consist primarily of certificates of deposit obtained from depositors located outside our market area and placed by deposit brokers for a fee, but also include certificates of deposit obtained from the deposit owners directly. Out-of-area deposits are utilized to support our asset growth, and are generally a lower cost source of funds when compared to the deposit interest rates that would have to be offered in the local market to generate a sufficient level of funds. During the first six months of 2004 rates paid on new out-of-area certificates of deposit were generally about the same as rates paid on new certificates of deposit issued to local customers. Overhead costs associated with the out-of-area deposits are considerably less than the overhead costs that would be incurred to administer a similar level of local deposits. Although local deposits have and are expected to increase as new business, governmental and consumer deposit relationships are established, our relatively high reliance on out-of-area deposits will likely continue.

Securities sold under agreements to repurchase ("repurchase agreements") decreased by $2.6 million during the first six months of 2004, totaling $47.0 million as of June 30, 2004. As part of our sweep account program, collected funds from certain business noninterest-bearing checking accounts are invested into over-night interest-bearing repurchase agreements. Although not considered a deposit account and therefore not afforded federal deposit insurance, the repurchase agreements have characteristics very similar to that of our business checking deposit accounts.

FHLBI advances increased by $30.0 million during the first six months of 2004, totaling $120.0 million as of June 30, 2004. The advances are collateralized by residential mortgage loans, first mortgage liens on multi-family residential property loans and first mortgage liens on commercial real estate property loans, and substantially all other assets of our bank, under a blanket lien arrangement. Our borrowing line of credit as of June 30, 2004 totaled $182.5 million, with availability of approximately $54.0 million. FHLBI advances, along with out-of-area deposits, are the primary components of our wholesale funding program.

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

                           MERCANTILE BANK CORPORATION

Our liquidity strategy is to fund loan growth with deposits and repurchase agreements and to maintain an adequate level of short- and medium-term investments to meet typical daily loan and deposit activity. Although deposit and repurchase agreement growth from depositors located in our market area have generally consistently increased, this growth has not been sufficient to meet our substantial loan growth and provide monies for additional investing activities. To assist in providing the additional needed funds, we have regularly obtained monies from wholesale funding sources. Wholesale funds, comprised primarily of certificates of deposit from customers outside of our market area and advances from the FHLBI, totaled $792.9 million, or 64.1% of combined deposits and borrowed funds as of June 30, 2004. As of December 31, 2003, wholesale funds totaled $681.6 million, or 63.9% of combined deposits and borrowed funds. Reliance on wholesale funds is expected to continue due to our anticipated future asset growth.

As a member of the FHLBI, our bank has access to the FHLBI's borrowing programs. At June 30, 2004, advances from the FHLBI totaled $120.0 million, up from the $90.0 million outstanding at December 31, 2003. Based on available collateral at June 30, 2004, our bank could borrow an additional $54.0 million.

Our bank has the ability to borrow money on a daily basis through correspondent banks via established unsecured federal funds purchased lines, totaling $50.0 million as of June 30, 2004. The average balance of federal funds purchased during the first six months of 2004 equaled $6.0 million, compared to a $5.7 million average federal funds sold position during the same time period.

In addition to typical loan funding and deposit flow, we must maintain liquidity to meet the demands of certain unfunded loan commitments and standby letters of credit. As of June 30, 2004, our bank had a total of $283.8 million in unfunded loan commitments and $57.1 million in unfunded standby letters of credit. Of the total unfunded loan commitments, $236.5 million were commitments available as lines of credit to be drawn at any time as customers' cash needs vary, and $47.3 million were for loan commitments expected to close and become funded within the next three to six months. We monitor fluctuations in loan balances and commitment levels, and include such data in managing our overall liquidity.

CAPITAL RESOURCES

Shareholders' equity is a noninterest-bearing source of funds that provides support for asset growth. Shareholders' equity increased by $4.1 million during the first six months of 2004, from $130.2 million on December 31, 2003, to $134.3 million at June 30, 2004. The increase is primarily attributable to net income of $6.1 million recorded during the first six months of 2004. Shareholders' equity was negatively impacted during the first six months of 2004 by the payment of cash dividends totaling $1.3 million and a $1.0 million mark-to-market adjustment for available for sale securities as defined in SFAS No. 115. Shareholders' equity also increased $0.2 million from the issuance of 29,802 new shares of common stock resulting from our dividend reinvestment plan, employee stock purchase plan and stock option exercises.

We are subject to regulatory capital requirements primarily administered by federal bank regulatory agencies. Failure to meet the various capital requirements can initiate regulatory action that could have a direct material effect on the financial statements. The capital ratios of the company and our bank as of June 30, 2004 and December 31, 2003 are disclosed under Note 9 of the Notes to Consolidated Financial Statements.

                           MERCANTILE BANK CORPORATION

Our and our bank's ability to pay cash and stock dividends is subject to limitations under various laws and regulations and to prudent and sound banking practices. We declared a 5% stock dividend on April 7, 2004, that was distributed on May 3, 2004 to record holders as of April 16, 2004. We paid a $0.09 per share cash dividend on our common stock on March 10, 2004 and June 10, 2004. On July 7, 2004, we declared a $0.09 per share cash dividend payable on September 10, 2004, to record holders as of August 10, 2004.

RESULTS OF OPERATIONS

Net income for the second quarter of 2004 was $3.1 million ($0.44 per basic share and $0.43 per diluted share), which represents a 23.9% increase over net income of $2.5 million ($0.45 per basic share and $0.44 per diluted share) recorded during the second quarter of 2003. Net income for the first six months of 2004 was $6.1 million ($0.85 per basic share and $0.84 per diluted share), which represents a 28.2% increase over net income of $4.8 million ($0.84 per basic share and $0.82 per diluted share) recorded during the first six months of 2003. Per share amounts reflect the dilutive impact of the common stock sale completed during the latter part of 2003, with average shares outstanding up 25.7% in the second quarter of 2004 and year-to-date 2004 when compared to the same time periods in 2003. The improvement in net income during both time periods is primarily due to an increase in net interest income and greater operating efficiency.

Interest income during the second quarter of 2004 was $16.1 million, an increase of 20.1% over the $13.4 million earned during the second quarter of 2003. Interest income during the first six months of 2004 was $31.5 million, an increase of 20.6% over the $26.1 million earned during the first six months of 2003. The growth in interest income during both time periods is primarily attributable to an increase in earning assets, which more than offset the negative impact of a declining interest rate environment. During the second quarter of 2004 earning assets averaged $1,269.3 million, $315.4 million higher than average earning assets of $953.9 million during the second quarter of 2003. Average loans were up $302.4 million and securities increased $17.2 million. During the first six months of 2004, earning assets averaged $1,233.1 million, $309.7 million higher than average earning assets of $923.4 million during the same time period in 2003. Average loans were up $291.7 million and securities increased $18.4 million. Negatively impacting the growth in interest income was the decline in yield on earning assets. During the second quarter of 2004 and 2003, earning assets had a weighted average yield (tax equivalent-adjusted basis) of 5.17% and 5.73%, respectively. During the first six months of 2004 and 2003 earning assets had a weighted average yield of 5.21% and 5.86%, respectively. The decrease in weighted average yields during both time periods is primarily due to the decline in market interest rates.

Interest expense during the second quarter of 2004 was $6.1 million, an increase of 3.3% over the $5.9 million expensed during the second quarter of 2003. Interest expense during the first six months of 2004 was $12.0 million, an increase of 1.4% over the $11.8 million expensed during the first six months of 2003. The relatively small increase in interest expense is primarily attributable to the decline in the cost of funds, which offset a vast majority of the impact of increased funding liabilities necessitated by the growth in assets. During the second quarter of 2004, interest-bearing liabilities averaged $1,104.1 million, $248.8 million higher than average interest-bearing liabilities of $855.3 million during the second quarter of 2003. Interest-bearing deposits were up $166.4 million and FHLBI advances increased $72.5 million. During the first six months of 2004, interest-bearing liabilities averaged $1,073.7 million, $247.2 million higher than average interest-bearing liabilities of $826.5 million during the same time period in 2003. Interest-bearing deposits were up $161.3 million and FHLBI advances increased $78.5 million. During the second quarter of 2004 and 2003, interest-bearing liabilities had a weighted average rate of 2.23% and 2.78%, respectively. During the first six months of 2004 and 2003, interest-bearing liabilities had a weighted average rate of 2.25% and 2.88%, respectively. The decrease in the weighted average cost of interest-bearing liabilities during both time periods is primarily due to the decline in market interest rates.

                           MERCANTILE BANK CORPORATION

Net interest income during the second quarter of 2004 was $10.0 million, an increase of 33.4% over the $7.5 million earned during the second quarter of 2003. Net interest income during the first six months of 2004 was $19.5 million, an increase of 36.5% over the $14.3 million earned during the same time period in 2003. The increase in net interest income is primarily due to the growth in earning assets, combined with a steady to slightly improving net interest margin. The net interest margin during the second quarter of 2004 was 3.24%, unchanged from the level during the second quarter of 2003. During the first six months of 2004 the net interest margin was 3.25%, compared to 3.21% during the same time period in 2003.

The following table sets forth certain information relating to our consolidated average interest earning assets and interest-bearing liabilities and reflects the average yield on assets and average cost of liabilities for the second quarter of 2004 and 2003. Such yields and costs are derived by dividing income or expense by the average daily balance of assets or liabilities, respectively, for the period presented. Tax-exempt securities interest income and yield have been computed on a tax equivalent basis using a marginal tax rate of 35%. Securities interest income was increased by $234,000 and $193,000 in the second quarter of 2004 and 2003, respectively, for this adjustment.


                                                                     Quarters ended June 30,
                                                                     -----------------------
                                                     2 0 0 4                                           2 0 0 3
                                                     -------                                           -------
                                    Average                           Average          Average                            Average
                                    Balance          Interest           Rate           Balance          Interest            Rate
                                 -------------     -------------     -----------    --------------    -------------       ------
                                                                    (dollars in thousands)
ASSETS
   Loans and leases              $   1,144,758     $      14,722         5.16%      $     842,370     $      12,223         5.82%
   Securities                          120,632             1,634         5.42             103,480             1,379         5.36
   Federal funds sold                    3,282                 8         0.94               7,796                23         1.20
   Short term investments                  627                 0         0.30                 205                 1         0.75
                                 -------------     -------------                    -------------     -------------
      Total interest-earning
        assets                       1,269,299            16,364         5.17             953,851            13,626         5.73
   Allowance for loan losses           (15,787)                                           (11,845)
   Other assets                         76,995                                             60,708
                                 -------------                                      -------------
      Total assets               $   1,330,507                                      $   1,002,714
                                 =============                                      =============

LIABILITIES AND
  SHAREHOLDERS' EQUITY
   Interest-bearing deposits     $     918,006     $       4,929         2.15%      $     751,592     $       5,165         2.76%
   Short-term borrowings                55,142               186         1.35              45,774               173         1.52
   FHLB advances                       113,077               597         2.08              40,604               183         1.78
   Long-term borrowings                 17,878               418         9.35              17,365               413         9.51
                                 -------------     -------------                    -------------     -------------
      Total interest-bearing
        liabilities                  1,104,103             6,130         2.23             855,335             5,934         2.78

   Noninterest-bearing
     deposits                           86,645                                             58,394
   Other liabilities                     6,548                                              6,579
   Shareholders' equity                133,211                                             82,406
                                 -------------                                      -------------
      Total liabilities and
        shareholders' equity     $   1,330,507                                      $   1,002,714
                                 =============     -------------                    =============     -------------
   Net interest income                             $      10,234                                      $       7,692
                                                   =============                                      =============
   Net interest rate spread                                              2.94%                                              2.95%
                                                                     ========                                             ======
   Net interest rate spread
     on average assets                                                   3.08%                                              3.08%
                                                                     ========                                             ======
   Net interest margin on
     earning assets                                                      3.24%                                              3.24%
                                                                     ========                                             ======

                           MERCANTILE BANK CORPORATION

Provisions to the allowance for loan and lease losses during the second quarter of 2004 were $1.2 million, compared to the $0.8 million that was expensed during the second quarter of 2003. Provisions to the allowance for loan and lease losses during the first six months of 2004 were $2.5 million, compared to the $1.5 million that was expensed during the same time period in 2003. The increase during both time periods primarily reflects the higher volume of loan and lease growth and net loan and lease charge-offs. Loan and lease growth during the second quarter of 2004 was $74.2 million, compared to loan and lease growth of $53.5 million during the second quarter of 2003. Loan and lease growth during the first six months of 2004 was $149.4 million, compared to loan and lease growth of $94.4 million during the same time period in 2003. Net loan and lease charge-offs of $255,000 were recorded during the second quarter of 2004, compared to net loan and lease charge-offs of $93,000 during the second quarter of 2003. During the first six months of 2004 net loan and lease charge-offs totaled $541,000, compared to net loan and lease charge-offs of $202,000 during the same time period in 2003. The allowance for loan and lease losses as a percentage of total loans outstanding as of June 30, 2004 was 1.38%, compared to 1.40% at June 30, 2003.

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

                           MERCANTILE BANK CORPORATION

Noninterest income during the second quarter of 2004 was $1.0 million, compared to the $1.2 million earned during the second quarter of 2003. Noninterest income during the first six months of 2004 was $2.0 million, compared to the $2.2 million earned during the same time period in 2003. The declines during both time periods primarily results from a lower level of income from mortgage banking activities and a decline in gains on the sales of securities, which was only partially offset by increased fee income on other products and services. Primarily reflecting the opening of new accounts and adjustments in our deposit fee structure, service charge income on deposits and repurchase agreements increased $32,000 during the second quarter of 2004 when compared to the second quarter of 2003, and were up $62,000 during the first six months of 2004 when compared to the same time period in 2003. Primarily reflecting an accounting change in recognizing fee income and an increase in the dollar volume of commercial letters of credit outstanding, commercial letter of credit fees increased $70,000 during the second quarter of 2004 when compared to the second quarter of 2003, and were up $137,000 during the first six months of 2004 when compared to the same time period in 2003. Primarily reflecting an increased interest rate environment and resulting decrease in residential mortgage loan refinancings, residential mortgage loan fees decreased $208,000 during the second quarter of 2004 when compared to the second quarter of 2003, and decreased $353,000 during the first six months of 2004 when compared to the same time period in 2003. There were no securities gains during the second quarter of 2004 compared to securities gains of $212,000 recorded during the second quarter of 2003, and totaled $78,000 during the first six months of 2004 compared to $212,000 during the same time period in 2003.

Noninterest expense during the second quarter of 2004 was $5.4 million, compared to the $4.4 million expensed during the second quarter of 2003. Noninterest expense during the first six months of 2004 was $10.6 million, compared to the $8.4 million expensed during the same time period in 2003. Employee salary and benefit expenses were $0.8 million higher during the second quarter of 2004 than the level expensed during the second quarter of 2003, and were $1.5 million higher during the first six months of 2004 than the level expensed during the first six months of 2003. The increases during both time periods primarily resulted from the hiring of additional staff and merit annual pay increases. The level of full-time equivalent employees increased from 147 at June 30, 2003 to 183 as of June 30, 2004. Other overhead costs, including occupancy and fixed asset costs, increased $288,000 in the second quarter of 2004 over the level expensed in the second quarter of 2003, and increased $628,000 during the first six months of 2004 over the level expensed during the first six months of 2003, primarily reflecting the additional expenses required to administer our significantly increased asset base and staff.

Monitoring and controlling noninterest costs, while at the same time providing high quality service to customers, is a key component to our business strategy. While the dollar volume of noninterest costs has increased, the rate of growth has been lower than the rate of increase in net interest income and noninterest income. Noninterest expenses increased by $1.0 million during the second quarter of 2004 over the amount expensed during the second quarter of 2003, and increased by $2.2 million during the first six months of 2004 over the amount expensed during the first six months of 2003. However, net revenues (net interest income plus noninterest income) increased at a substantially higher level of $2.3 million and $5.0 million during the same time periods, respectively.

Federal income tax expense was $1.2 million and $2.4 million during the second quarter and first six months of 2004, respectively. Federal income tax expense was $1.0 million and $1.9 million during the second quarter and first six months of 2003, respectively. The increases during both time periods primarily results from the increase in net income before federal income tax.

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

We use two interest rate risk measurement techniques. The first, which is commonly referred to as GAP analysis, measures the difference between the dollar amounts of interest sensitive assets and liabilities that will be refinanced or repriced during a given time period. A significant repricing gap could result in a negative impact to our net interest margin during periods of changing market interest rates. The following table depicts our GAP position as of June 30, 2004 (dollars in thousands):

                           MERCANTILE BANK CORPORATION

                                                Within           Three to          One to            After
                                                 Three            Twelve            Five              Five
                                                Months            Months           Years              Years             Total
                                                ------            ------           -----              -----             -----
Assets:
   Commercial loans and leases (1)          $     501,036     $      32,322     $     488,306     $      50,939     $   1,072,603
   Residential real estate loans                   51,968             3,775            37,199            14,661           107,603
   Consumer loans                                   1,164               559             3,306               128             5,157
   Investment securities (2)                        6,817             1,271            19,507            97,266           124,861
   Short-term investments                             967                                                                     967
   Allowance for loan and leases losses                                                                 (16,312)          (16,312)
   Other assets                                                                                          83,747            83,747
                                            -------------     -------------     -------------     -------------     -------------
      Total assets                                561,952            37,927           548,318           230,429         1,378,626

Liabilities:
   Interest-bearing checking                       30,411                                                                  30,411
   Savings                                        129,233                                                                 129,233
   Money market accounts                            8,254                                                                   8,254
   Time deposits < $100,000                        38,750            40,286            30,460                             109,496
   Time deposits $100,000 and over                135,335           327,378           191,521                             654,234
   Short-term borrowings                           53,960                                                                  53,960
   FHLB advances                                   20,000            45,000            55,000                             120,000
   Long-term borrowings                             1,414                                                16,495            17,909
   Noninterest-bearing checking                                                                         114,441           114,441
   Other liabilities                                                                                      6,416             6,416
                                            -------------     -------------     -------------     -------------     -------------
      Total liabilities                           417,357           412,664           276,981           137,352         1,244,354
Shareholders' equity                                                                                    134,272           134,272
                                            -------------     -------------     -------------     -------------     -------------
Total sources of funds                            417,357           412,664           276,981           271,624         1,378,626
                                            -------------     -------------     -------------     -------------     -------------

Net asset (liability) GAP                   $     144,595     $    (374,737)    $     271,337     $     (41,195)
                                            =============     =============     =============     =============

Cumulative GAP                              $     144,595     $    (230,142)    $      41,195
                                            =============     =============     =============
Percent of cumulative GAP to
  total assets                                       10.5%            (16.7)%             3.0%
                                            =============     =============     =============

(1) Floating rate loans that are currently at interest rate floors are treated as fixed rate loans and are reflected using maturity date and not next repricing date.

(2) Mortgage-backed securities are categorized by expected final maturities based upon prepayment trends as of June 30, 2004

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

                           MERCANTILE BANK CORPORATION

We conducted multiple simulations as of June 30, 2004, whereby it was assumed that a simultaneous, instant and sustained change in market interest rates occurred. The following table reflects the suggested impact on our net interest income over the next twelve months, which is well within our policy parameters established to manage and monitor interest rate risk.

                                                          Dollar Change In                      Percent Change In
        Interest Rate Scenario                          Net Interest Income                   Net Interest Income
        ----------------------                          -------------------                   -------------------
Interest rates down 200 basis points                    $     (2,621,000)                          (6.2)%

Interest rates down 100 basis points                          (1,513,000)                          (3.6)

No change in interest rates                                     (791,000)                          (1.9)

Interest rates up 100 basis points                               323,000                            0.8

Interest rates up 200 basis points                             1,445,000                            3.4

The results detailed above have been influenced by the basis risk contained within our earning assets and interest-bearing liabilities. Interest rates on our floating rate loans, comprising approximately 67% of total assets as of June 30, 2004, are tied to the prime rate. Interest rates on our wholesale funds, and to a lesser degree on our local interest-bearing deposits, closely mirror U.S. Treasury and Libor interest rates. During the second quarter of 2004, U.S. Treasury and Libor interest rates increased, reflecting the interest rate market's expectations that the Federal Reserve was set to begin increasing short term interest rates. For example, although as of June 30, 2004, the Federal Reserve had not yet begun to increase the federal funds rate, the interest rate on one year brokered CDs and FHLB bullet advances had increased by about 75 basis points during the second quarter of 2004. In conducting the net interest income simulation we used brokered CD and FHLB bullet advance rates in effect as of June 30, 2004. Therefore, it is likely that future net interest income would be higher than what is detailed above.

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

ITEM 4. CONTROLS AND PROCEDURES

As of June 30, 2004, an evaluation was performed under the supervision of and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of June 30, 2004.

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

ITEM 2. CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

On May 7, 2004, we issued 2,650 shares of our common stock to one of our employees upon their exercise of employee stock options issued under our 1997 Employee Stock Option Plan. We received a weighted average exercise price of $10.695 per share aggregating $28,341.75. The exercise price for these shares was substantially paid by the employee delivering to us common stock of the company that he already owned having an aggregate value of $28,310.98, with the difference paid in cash. The shares issued under the 1997 Employee Stock Option Plan were issued in reliance on an exemption from registration under the Securities Act of 1933 based on Section 4(2) of that Act, and Regulation D issued under that Act.

Issuer Purchases of Equity Securities

                                                               (c) Total Number of
                                  (a) Total                    Shares Purchased as  (d) Maximum Number of
                                  Number of      (b) Average      Part of Publicly   Shares that May Yet Be
                                    Shares        Price Paid    Announced Plans or   Purchased Under the
  Period                          Purchased       Per Share           Programs        Plans or Programs
  ------                          ---------       ---------           --------        -----------------
April 1 - 30                           909       $    36.475          0                       0
May 1 - 31                             818            34.610          0                       0
June 1 - 30                              0             N/A            0                       0
                                     -----            ------          -                       -
Total                                1,727            35.592          0                       0
                                     -----            ------          -                       -

The shares shown in column (a) above as having been purchased were acquired from three of our employees when they used shares of common stock that they already owned to pay part of the exercise price when exercising stock options issued under our employee stock option plans.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

At our Annual Meeting held on April 22, 2004, our shareholders voted to elect five directors, Edward J. Clark, C. John Gill, Gerald R. Johnson Jr., Calvin D. Murdock and Donald Williams Sr., each for a three year term expiring at the Annual Meeting of the shareholders of the company in 2007. The results of the election were as follows:

                                  Votes                  Votes            Votes              Broker
      Nominee                      For                  Against         Withheld            Non-Votes
      -------                      ---                  -------         --------            ---------
Edward J. Clark                 6,044,123                  0             59,852                0
C. John Gill                    5,888,038                  0            215,937                0
Gerald R. Johnson, Jr.          5,992,592                  0            111,383                0
Calvin D. Murdock               6,039,726                  0             64,249                0
Donald Williams, Sr.            6,025,623                  0             78,352                0

The terms of office of the following directors (who were not up for election) continued after the Annual Meeting: Betty S. Burton, David M. Cassard, Peter A. Cordes, Doyle A. Hayes, David M. Hecht, Susan K. Jones, Lawrence W. Larsen, Michael H. Price and Dale J. Visser.

At our Annual Meeting held on April 22, 2004, our shareholders voted to amend the Articles of Incorporation of the company to increase the authorized common stock of the company from 9,000,000 shares to 20,000,000 shares. The results of the vote were as follows:


   Votes                       Votes                      Votes                      Broker
    For                       Against                   Abstained                  Non-Votes
    ---                       -------                   ---------                  ---------
5,320,908                     762,550                     20,516                        0

At our Annual Meeting held on April 22, 2004, our shareholders voted to approve the 2004 Employee Stock Option Plan (the "Plan"). The plan provides for the grant of options to acquire shares of our common stock, not to exceed 250,000 shares, to officers and other employees of the company and its subsidiaries. The results of the vote were as follows:

   Votes                       Votes                      Votes                      Broker
    For                       Against                   Abstained                  Non-Votes
    ---                       -------                   ---------                  ---------
4,340,581                     277,320                    88,268                    1,397,896

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

    11            Statement re Computation of Per Share Earnings

    31            Rule 13a-14(a) Certifications

    32.1          Section 1350 Chief Executive Officer Certification

    32.2          Section 1350 Chief Financial Officer Certification

(b) Reports of Form 8-K

      During the second quarter of 2004, the Company furnished to the Securities and Exchange Commission the following report on Form 8-K:

            i) Dated April 8, 2004, pertaining to the Company's press release issued on April 8, 2004 reporting financial results and earnings for its first quarter of 2004

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 6, 2004.

                                         MERCANTILE  BANK CORPORATION

                                         By: /s/ Gerald R. Johnson, Jr.
                                             ----------------------------------
                                         Gerald R. Johnson, Jr.
                                         Chairman of the Board and Chief
                                         Executive Officer
                                         (Principal Executive Officer)

                                         By: /s/ Charles E. Christmas
                                             ----------------------------------
                                         Charles E. Christmas
                                         Senior Vice President, Chief Financial
                                         Officer and Treasurer
                                         (Principal Financial and Accounting
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