Form 10-Q
period 2004-09-30
MERCANTILE BANK CORP
filed 2004-11-08
CIK 1042729

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended September 30, 2004

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

                         Yes [X]           No [ ]



At November 5, 2004, there were 7,190,851 shares of Common Stock outstanding.

                           MERCANTILE BANK CORPORATION

                                      INDEX


PART I.  Financial Information                                                       Page No.
                                                                                     --------

         Item 1. Financial Statements

         Consolidated Balance Sheets -
            September 30, 2004 (Unaudited) and December 31, 2003 ....................    3

         Consolidated Statements of Income and Comprehensive Income -
            Three and Nine Months Ended September 30, 2004 (Unaudited) and
            September 30, 2003 (Unaudited) ..........................................    4

         Consolidated Statements of Changes in Shareholders' Equity -
            Nine Months Ended September 30, 2004 (Unaudited) and
            September 30, 2003 (Unaudited) ..........................................    5

         Consolidated Statements of Cash Flows -
            Three and Nine Months Ended September 30, 2004 (Unaudited) and
            September 30, 2003 (Unaudited) ..........................................    6

         Notes to Consolidated Financial Statements (Unaudited)......................    8

         Item 2. Management's Discussion and Analysis of Financial
            Condition and Results of Operations .....................................   17

         Item 3. Quantitative and Qualitative Disclosures About Market Risk .........   26

         Item 4. Controls and Procedures ............................................   29

PART II. Other Information

         Item 1. Legal Proceedings ..................................................   30

         Item 2. Unregistered Sales of Equity Securities and Use of Proceeds ........   30

         Item 3. Defaults upon Senior Securities ....................................   30

         Item 4. Submission of Matters to a Vote of Security Holders ................   30

         Item 5. Other Information ..................................................   30

         Item 6. Exhibits ...........................................................   30

         Signatures .................................................................   31

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                           MERCANTILE BANK CORPORATION
                           CONSOLIDATED BALANCE SHEETS

                                                                      September 30,      December 31,
                                                                           2004              2003
                                                                     ---------------    ---------------
                                                                       (Unaudited)
ASSETS
     Cash and due from banks                                         $    35,304,000    $    16,309,000
     Short-term investments                                                  327,000            255,000
     Federal funds sold                                                    5,500,000                  0
         Total cash and cash equivalents                                  41,131,000         16,564,000
                                                                     ---------------    ---------------
     Securities available for sale                                        87,625,000         71,421,000
     Securities held to maturity (fair value of $52,855,000
       at September 30, 2004 and $47,102,000 at December 31, 2003)        50,668,000         45,112,000
     Federal Home Loan Bank stock                                          6,726,000          4,977,000

     Total loans and leases                                            1,253,713,000      1,035,963,000
     Allowance for loan and lease losses                                 (17,045,000)       (14,379,000)
                                                                     ---------------    ---------------
              Total loans and leases, net                              1,236,668,000      1,021,584,000

     Premises and equipment, net                                          21,319,000         15,305,000
     Bank owned life insurance policies                                   16,966,000         16,441,000
     Accrued interest receivable                                           5,638,000          4,098,000
     Other assets                                                          8,208,000          7,835,000
                                                                     ---------------    ---------------
         Total assets                                                $ 1,474,949,000    $ 1,203,337,000
                                                                     ===============    ===============


LIABILITIES AND SHAREHOLDERS' EQUITY
     Deposits
         Noninterest-bearing                                         $   111,042,000    $    76,579,000
         Interest-bearing                                              1,033,815,000        826,313,000
                                                                     ---------------    ---------------
              Total deposits                                           1,144,857,000        902,892,000

     Securities sold under agreements to repurchase                       46,691,000         49,545,000
     Federal funds purchased                                                       0          6,000,000
     Federal Home Loan Bank advances                                     120,000,000         90,000,000
     Subordinated debentures                                              16,495,000         16,495,000
     Other borrowed money                                                  1,508,000          1,114,000
     Accrued expenses and other liabilities                                7,463,000          7,090,000
                                                                     ---------------    ---------------
              Total liabilities                                        1,337,014,000      1,073,136,000

Shareholders' equity
     Preferred stock, no par value; 1,000,000 shares
        authorized, none issued                                                    0                  0
     Common stock, no par value: 9,000,000 shares authorized;
        7,176,822 shares outstanding at September 30, 2004 and
        6,805,914 shares outstanding at December 31, 2003                130,935,000        118,560,000
     Retained earnings                                                     6,635,000         11,421,000
     Accumulated other comprehensive income                                  365,000            220,000
                                                                     ---------------    ---------------
         Total shareholders' equity                                      137,935,000        130,201,000
                                                                     ---------------    ---------------
              Total liabilities and shareholders' equity             $ 1,474,949,000    $ 1,203,337,000
                                                                     ===============    ===============


          See accompanying notes to consolidated financial statements.

                           MERCANTILE BANK CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME
                            AND COMPREHENSIVE INCOME

                                              Three Months       Three Months       Nine Months        Nine Months
                                                  Ended              Ended             Ended              Ended
                                             September 30,       September 30,     September 30,      September 30,
                                                  2004               2003              2004               2003
                                            ---------------    --------------     --------------    ---------------
                                               (Unaudited)        (Unaudited)       (Unaudited)        (Unaudited)
Interest income
     Loans and leases, including fees       $    16,193,000    $   12,679,000     $   44,823,000    $    36,345,000
     Investment securities                        1,598,000         1,164,000          4,424,000          3,566,000
     Federal funds sold                              26,000            11,000             53,000             50,000
     Short-term investments                           2,000                 0              3,000              1,000
                                            ---------------    --------------     --------------    ---------------
         Total interest income                   17,819,000        13,854,000         49,303,000         39,962,000

Interest expense
     Deposits                                     5,706,000         4,952,000         15,385,000         15,353,000
     Short-term borrowings                          220,000           168,000            576,000            512,000
     Federal Home Loan Bank advances                652,000           274,000          1,778,000            531,000
     Long-term borrowings                           385,000           415,000          1,219,000          1,240,000
                                            ---------------    --------------     --------------    ---------------
         Total interest expense                   6,963,000         5,809,000         18,958,000         17,636,000
                                            ---------------    --------------     --------------    ---------------

NET INTEREST INCOME                              10,856,000         8,045,000         30,345,000         22,326,000

Provision for loan and lease losses               1,200,000         1,380,000          3,674,000          2,850,000
                                            ---------------    --------------     --------------    ---------------

NET INTEREST INCOME AFTER PROVISION
   FOR LOAN AND LEASE LOSSES                      9,656,000         6,665,000         26,671,000         19,476,000

Noninterest income
     Services charges on accounts                   319,000           303,000            930,000            852,000
     Net gain on sales of securities                      0            59,000             78,000            271,000
     Net gain on sales of loans                     135,000                 0            175,000                  0
     Other income                                   702,000           709,000          2,013,000          2,184,000
                                            ---------------    --------------     --------------    ---------------
         Total noninterest income                 1,156,000         1,071,000          3,196,000          3,307,000

Noninterest expense
     Salaries and benefits                        3,589,000         3,029,000         10,382,000          8,285,000
     Occupancy                                      401,000           353,000          1,170,000          1,032,000
     Furniture and equipment                        277,000           272,000            817,000            738,000
     Other expense                                2,148,000         1,110,000          4,601,000          3,099,000
                                            ---------------    --------------     --------------    ---------------
         Total noninterest expenses               6,415,000         4,764,000         16,970,000         13,154,000
                                            ---------------    --------------     --------------    ---------------

INCOME BEFORE FEDERAL INCOME
   TAX EXPENSE                                    4,397,000         2,972,000         12,897,000          9,629,000

Federal income tax expense                        1,283,000           744,000          3,664,000          2,628,000
                                            ---------------    --------------     --------------    ---------------

NET INCOME                                  $     3,114,000    $    2,228,000     $    9,233,000    $     7,001,000
                                            ===============    ==============     ==============    ===============
COMPREHENSIVE INCOME                        $     4,275,000    $    1,611,000     $    9,378,000    $     6,035,000
                                            ===============    ==============     ==============    ===============


Basic earnings per share                    $          0.43    $         0.38     $         1.29    $          1.22
                                            ===============    ==============     ==============    ===============
Diluted earnings per share                  $          0.43    $         0.37     $         1.26    $          1.19
                                            ===============    ==============     ==============    ===============
Cash dividends per share                    $          0.09    $         0.08     $         0.27    $          0.24
                                            ===============    ==============     ==============    ===============

Average basic shares outstanding                  7,176,032         5,792,537          7,169,198          5,723,020
                                            ===============    ==============     ==============    ===============
Average diluted shares outstanding                7,318,345         5,945,459          7,316,510          5,862,644
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

                           MERCANTILE BANK CORPORATION
                           CONSOLIDATED STATEMENTS OF
                         CHANGES IN SHAREHOLDERS' EQUITY
                                   (Unaudited)

                                                                                     Accumulated
                                                                                        Other            Total
                                                      Common         Retained       Comprehensive    Shareholders'
                                                      Stock          Earnings           Income          Equity
                                                  -------------    -------------    -------------    -------------
BALANCE, JANUARY 1, 2003                          $  75,530,000    $   3,250,000    $   1,054,000    $  79,834,000

Comprehensive income:
     Net income for the period from
       January 1, 2003 through
       September 30, 2003                                              7,001,000                         7,001,000

     Change in net unrealized gain
       (loss) on securities available for sale,
       net of reclassifications and tax effect                                           (966,000)        (966,000)
                                                                                                     -------------
         Total comprehensive income                                                                      6,035,000

Net proceeds from common stock
   sale, 1,255,075 shares                            37,437,000                                         37,437,000

Common stock cash dividends, $0.24 per share                          (1,300,000)                       (1,300,000)

Cash dividend reinvestment plan, 2,585 shares            77,000                                             77,000

Employee stock purchase plan, 1,435 shares               38,000                                             38,000

Stock option exercises, 21,024 shares                    36,000                                             36,000
                                                  -------------    -------------    -------------    -------------

BALANCE, SEPTEMBER 30, 2003                       $ 113,118,000    $   8,951,000    $      88,000    $ 122,157,000
                                                  =============    =============    =============    =============

BALANCE, JANUARY 1, 2004                          $ 118,560,000    $  11,421,000    $     220,000    $ 130,201,000

Comprehensive income:
     Net income for the period from
       January 1, 2004 through
       September 30, 2004                                              9,233,000                         9,233,000

     Change in net unrealized gain
       on securities available for sale, net
       of reclassifications and tax effect                                                145,000          145,000
                                                                                                     -------------
         Total comprehensive income                                                                      9,378,000

Payment of 5% stock dividend, 340,180 shares         12,112,000      (12,116,000)                           (4,000)

Common stock cash dividends, $0.27 per share                         (1,903,000)                        (1,903,000)

Cash dividend reinvestment plan, 2,316 shares            80,000                                             80,000

Employee stock purchase plan, 1,613 shares               56,000                                             56,000

Stock option exercises, 26,799 shares                   127,000                                            127,000
                                                  -------------    -------------    -------------    -------------
BALANCE, SEPTEMBER 30, 2004                       $ 130,935,000    $   6,635,000    $     365,000    $ 137,935,000
                                                  =============    =============    =============    =============

          See accompanying notes to consolidated financial statements.

                           MERCANTILE BANK CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                         Three Months     Three Months      Nine Months      Nine Months
                                                             Ended            Ended            Ended            Ended
                                                         September 30,    September 30,    September 30,    September 30,
                                                             2004             2003             2004             2003
                                                         -------------    -------------    -------------    -------------
                                                          (Unaudited)      (Unaudited)     (Unaudited)    (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
     Net income                                          $   3,114,000    $   2,228,000    $   9,233,000    $   7,001,000
     Adjustments to reconcile net income
        to net cash from operating activities
         Depreciation and amortization                         405,000          535,000        1,253,000        1,502,000
         Provision for loan and lease losses                 1,200,000        1,380,000        3,674,000        2,850,000
         Net gain on sales of loans                           (135,000)               0         (175,000)               0
         Net gain on sales of securities                             0          (59,000)         (78,000)        (271,000)
         Net change in:
              Accrued interest receivable                   (1,381,000)        (681,000)      (1,540,000)        (806,000)
              Bank owned life insurance policies              (170,000)        (197,000)        (525,000)        (602,000)
              Other assets                                     343,000         (408,000)        (655,000)      (1,109,000)
              Accrued expenses and other liabilities         1,047,000          705,000          373,000          826,000
                                                         -------------    -------------    -------------    -------------
                 Net cash used in operating activities       4,423,000        3,503,000       11,560,000        9,391,000

CASH FLOWS FROM INVESTING ACTIVITIES
     Loan and leases originations and payments, net        (68,682,000)    (106,238,000)    (218,583,000)    (200,895,000)
     Purchases of:
         Securities available for sale                     (24,759,000)     (11,847,000)     (37,723,000)     (36,976,000)
         Securities held to maturity                        (2,210,000)      (2,234,000)      (6,546,000)      (6,873,000)
         Federal Home Loan Bank stock                          (82,000)      (1,677,000)      (1,749,000)      (3,141,000)
     Proceeds from:
         Maturities, calls and repayments of
            available for sale securities                    8,618,000        7,061,000       19,958,000       21,888,000
         Maturities, calls and repayments of
            held to maturity securities                              0          381,000          965,000          915,000
         Sales of available for sale securities                      0        3,150,000        1,748,000       11,486,000
     Purchases of premises and equipment, net               (3,150,000)      (1,366,000)      (6,924,000)      (3,914,000)
     Purchases of bank owned life insurance policies                 0         (235,000)               0         (535,000)
                                                         -------------    -------------    -------------    -------------
              Net cash used in investing activities        (90,265,000)    (113,005,000)    (248,854,000)    (218,045,000)

CASH FLOWS FROM FINANCING ACTIVITIES
     Net increase in deposits                               98,788,000       45,994,000      241,965,000      135,468,000
     Net increase (decrease) in securities sold under
       agreements to repurchase                               (269,000)       8,620,000       (2,854,000)      (2,025,000)
     Net increase in Federal Home Loan Bank advances                 0       25,000,000       30,000,000       55,000,000
     Issuance of subordinated debt                          16,495,000                0       16,495,000                0
     Redemption of subordinated debt                       (16,495,000)               0      (16,495,000)               0
     Net increase (decrease) in other borrowed money        (6,906,000)          90,000       (5,606,000)         436,000
     Net proceeds from sale of common stock                          0       37,437,000                0       37,437,000
     Stock option exercises                                          0            9,000          127,000           36,000
     Employee stock purchase plan                               18,000           14,000           56,000           38,000
     Cash dividend reinvestment plan                            15,000           63,000           80,000           77,000
     Payment of cash dividends                                (645,000)        (434,000)      (1,903,000)      (1,300,000)
     Cash paid in lieu of fractional shares on
       stock dividend                                                0                0           (4,000)               0
                                                         -------------    -------------    -------------    -------------
         Net cash from financing activities                 91,001,000      116,793,000      261,861,000      225,167,000
                                                         -------------    -------------    -------------    -------------

          See accompanying notes to consolidated financial statements.

                           MERCANTILE BANK CORPORATION
                CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

                                                          Three Months     Three Months     Nine Months      Nine Months
                                                             Ended            Ended            Ended            Ended
                                                         September 30,    September 30,    September 30,    September 30,
                                                             2004             2003             2004             2003
                                                         -------------    -------------    -------------    -------------
                                                          (Unaudited)      (Unaudited)      (Unaudited)      (Unaudited)
Net change in cash and cash equivalents                      5,159,000        7,291,000      24,567,000        16,513,000
Cash and cash equivalents at beginning of period            35,972,000       37,339,000      16,564,000        28,117,000
                                                         -------------    -------------    -------------    -------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD               $  41,131,000     $ 44,630,000    $ 41,131,000     $  44,630,000
                                                         =============     ============    ============     =============
Cash paid during the period for:
     Interest                                            $   6,329,000     $  5,742,000    $ 18,512,000     $  17,466,000
     Federal income tax                                      1,600,000        1,150,000       4,525,000         3,725,000


          See accompanying notes to consolidated financial statements.

                           MERCANTILE BANK CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1.   SIGNIFICANT ACCOUNTING POLICIES

     Basis of Presentation: The unaudited financial statements for the three and nine months ended September 30, 2004 include the consolidated results of operations of Mercantile Bank Corporation and its consolidated subsidiaries. These subsidiaries include Mercantile Bank of West Michigan ("our bank"), our bank's four subsidiaries, Mercantile Bank Mortgage Company, LLC ("our mortgage company"), Mercantile BIDCO, Inc. ("our BIDCO"), Mercantile Bank Real Estate Co., LLC ("our real estate company"), and Mercantile Insurance Center, Inc. ("our insurance center"). These consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and Item 303(b) of Regulation S-K and do not include all disclosures required by accounting principles generally accepted in the United States of America for a complete presentation of our financial condition and results of operations. In the opinion of management, the information reflects all adjustments (consisting only of normal recurring adjustments) which are necessary in order to make the financial statements not misleading and for a fair presentation of the results of operations for such periods. The results for the periods ended September 30, 2004 should not be considered as indicative of results for a full year. For further information, refer to the consolidated financial statements and footnotes included in our annual report on Form 10-K for the year ended December 31, 2003.

     Mercantile Bank Capital Trust I ("the trust"), a business trust formed by Mercantile Bank Corporation, sold 16,000 trust preferred securities at $1,000.00 per trust preferred security in a September 2004 offering. Mercantile Bank Corporation issued subordinated debentures to the trust in exchange for the proceeds of the offering. The debentures and related debt issuance costs represent the sole assets of the trust. Under current accounting guidance, FASB Interpretation No. 46, as revised in December 2003, the trust is not consolidated. Accordingly, Mercantile Bank Corporation does not report the securities issued by the trust as liabilities, but instead reports as liabilities the subordinated debentures issued by Mercantile Bank Corporation and held by the trust, as these are not eliminated in consolidation. The effect of not consolidating the trust does not significantly change the amounts reported as Mercantile Bank Corporation's assets, liabilities, equity or interest expense.

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

                                             Three months ended                Nine months ended
                                       September 30,   September 30,     September 30,   September 30,
                                            2004            2003              2004            2003
                                       -------------   -------------     -------------   -------------
Net income as reported                 $   3,114,000   $   2,228,000     $   9,233,000   $   7,001,000
Deduct: Stock-based compensation
   expense determined under fair
   value based method                         63,000          81,000           188,000         244,000
                                       -------------   -------------     -------------   -------------
Pro forma net income                       3,051,000       2,147,000         9,045,000       6,757,000
                                       =============   =============     =============   =============

Basic earnings per share as reported   $        0.43   $        0.38     $        1.29   $        1.22
Pro forma basic earnings per share              0.43            0.37              1.26            1.18

Diluted earnings per share
   as reported                         $        0.43   $        0.37     $        1.26   $        1.19
Pro forma diluted earnings per share            0.42            0.36              1.24            1.15

     The pro forma effects are computed using option pricing models, using the following weighted-average assumptions as of grant date.

                                             Three months ended                Nine months ended
                                       September 30,   September 30,     September 30,   September 30,
                                            2004            2003              2004            2003
                                       -------------   -------------     -------------   -------------
     Risk-free interest rate                    3.37%           4.78%             3.37%           4.78%
     Expected option life                    7 Years         7 Years           7 Years         7 Years
     Expected stock price volatility              23%             30%               23%             30%
     Dividend yield                             1.00%           1.00%             1.00%           1.00%

                           MERCANTILE BANK CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


2.   LOANS AND LEASES

     Our total loans and leases at September 30, 2004 were $1,253.7 million compared to $1,036.0 million at December 31, 2003, an increase of $217.7 million, or 21.0%. The components of our outstanding balances at September 30, 2004 and December 31, 2003, and the percentage changes in loans and leases from the end of 2003 to the end of the third quarter 2004 are as follows:

                                                                                                       Percent
                                          September 30, 2004                December 31, 2003         Increase/
                                          Balance            %            Balance             %       (Decrease)
                                     ---------------       -----       --------------       -----     ----------
     Real Estate:
         Construction and land
           development               $   132,396,000        10.6%      $  117,649,000        11.4%       12.5%
         Secured by 1-4 family
           properties                    118,306,000         9.4           92,339,000         8.9        28.1
         Secured by multi-family
           properties                     35,509,000         2.8           28,950,000         2.8        22.7
         Secured by nonresidential
           properties                    608,608,000        48.5          485,080,000        46.8        25.5
     Commercial                          351,606,000        28.1          304,800,000        29.4        15.4
     Leases                                2,147,000         0.2            2,309,000         0.2        (7.0)
     Consumer                              5,141,000         0.4            4,836,000         0.5         6.3
                                     ---------------        ----       --------------       -----        ----
         Total loans and leases      $ 1,253,713,000       100.0%      $1,035,963,000       100.0%       21.0%
                                     ===============       =====       ==============       =====        ====


3.   ALLOWANCE FOR LOAN AND LEASE LOSSES

     The following is a summary of the change in our allowance for loan and lease losses account for the three and nine months ended September 30:

                                     Three months ended                  Nine months ended
                              September 30,     September 30,      September 30,    September 30,
                                  2004              2003               2004             2003
                              -------------    -------------       -------------    -------------
Balance at beginning of
  period                      $  16,312,000    $  12,158,000       $  14,379,000    $  10,890,000
     Charge-offs                   (581,000)         (95,000)         (1,143,000)        (524,000)
     Recoveries                     114,000           39,000             135,000          266,000
     Provision for loan and
       lease losses               1,200,000        1,380,000           3,674,000        2,850,000
                              -------------    -------------       -------------    -------------
Balance at June 30            $  17,045,000    $  13,482,000       $  17,045,000    $  13,482,000
                              =============    =============       =============    =============

                           MERCANTILE BANK CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

4.   PREMISES AND EQUIPMENT - NET

     Premises and equipment are comprised of the following:

                                                 September 30,   December 31,
                                                      2004            2003
                                                -------------   -------------
Land and improvements                           $   5,753,000   $   5,745,000
Buildings and leasehold improvements               14,699,000       8,183,000
Furniture and equipment                             5,335,000       4,935,000
                                                -------------   -------------
                                                   25,787,000      18,863,000
Less accumulated depreciation                       4,468,000       3,558,000
                                                -------------   -------------
Premises and equipment, net                     $  21,319,000   $  15,305,000
                                                =============   =============


     Depreciation expense amounted to $299,000 during the third quarter of 2004, compared to $308,000 in the third quarter of 2003. Depreciation expense amounted to $909,000 during the first nine months of 2004, compared to $859,000 during the first nine months of 2003.

5.   DEPOSITS

     Our total deposits at September 30, 2004 were $1,144.9 million compared to $902.9 million at December 31, 2003, an increase of $242.0 million, or 26.8%. The components of our outstanding balances at September 30, 2004 and December 31, 2003, and percentage change in deposits from the end of 2003 to the end of the third quarter 2004 are as follows:

                                                                                                    Percent
                                        September 30, 2004               December 31, 2003         Increase/
                                       Balance            %             Balance           %        (Decrease)
                                   ---------------      -----       --------------      ------     ----------
Noninterest-bearing demand         $   111,042,000        9.7%      $   76,579,000        8.5%        45.0%
Interest-bearing checking               35,435,000        3.1           34,241,000        3.8          3.5
Money market                             9,974,000        0.9            8,290,000        0.9         20.3
Savings                                138,337,000       12.1          101,710,000       11.3         36.0
Time, under $100,000                     8,688,000        0.8            8,163,000        0.9          6.4
Time, $100,000 and over                 86,886,000        7.5           82,288,000        9.1          5.6
                                   ----------------     -----       --------------      -----         ----
                                       390,362,000       34.1          311,271,000       34.5         25.4
Out-of-area time,
  under $100,000                       104,618,000        9.1           98,079,000       10.9          6.7
Out-of-area time,
  $100,000 and over                    649,877,000       56.8          493,542,000       54.6         31.7
                                   ----------------     -----       --------------      -----         ----
                                       754,495,000       65.9          591,621,000       65.5         27.5
                                   ----------------     -----       --------------      -----         ----
    Total deposits                 $  1,144,857,000     100.0%      $  902,892,000      100.0%        26.8%
                                   ================     =====       ==============      =====         ====

                           MERCANTILE BANK CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

6.   SHORT-TERM BORROWINGS

     Information relating to our securities sold under agreements to repurchase follows:

                                              September 30,     December 31,
                                                    2004             2003
                                              -------------    -------------
Outstanding balance at end of period          $  46,691,000    $  49,545,000
Average interest rate at end of period                 1.73%            1.38%

Average balance during the period             $  47,019,000    $  45,865,000
Average interest rate during the period                1.45%            1.45%

Maximum month end balance during the period   $  51,309,000    $  55,270,000

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



7.   FEDERAL HOME LOAN BANK ADVANCES

     Our outstanding balances at September 30, 2004 and December 31, 2003 were as follows.

                                                       September 30,    December 31,
                                                           2004             2003
                                                       -------------    -------------
Maturities November 2004 through September 2006,
   fixed rates from 1.62% to 3.21%, averaging 2.23%    $ 110,000,000               0

Maturities in May 2006, floating rates tied to Libor
   indices, averaging 1.84% as of September 30, 2004      10,000,000               0

Maturities January 2004 through September 2006,
   fixed rates from 1.54% to 3.21%, averaging 2.07%                0   $  90,000,000
                                                       -------------    -------------
         Total Federal Home Loan Bank advances         $ 120,000,000   $  90,000,000
                                                       =============   =============

     Each advance is payable at its maturity date, and is subject to a prepayment fee if paid prior to the maturity date. The advances are collateralized by residential mortgage loans, first mortgage liens on multi-family residential property loans, first mortgage liens on commercial real estate property loans, and substantially all other assets of our bank, under a blanket lien arrangement. Our borrowing line of credit as of September 30, 2004 totaled $195.7 million, with availability approximating $65.0 million.

                           MERCANTILE BANK CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


7.   FEDERAL HOME LOAN BANK ADVANCES  (Continued)

     Maturities of FHLB advances currently outstanding during the next five years are:

                        2004                  $ 20,000,000
                        2005                    65,000,000
                        2006                    35,000,000
                        2007                             0
                        2008                             0

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

     A summary of the contractual amounts of our financial instruments with off-balance-sheet risk at September 30, 2004 and December 31, 2003 follows:


                                               September 30,    December 31,
                                                    2004           2003
                                               -------------   -------------
Commercial unused lines of credit              $ 229,478,000   $ 176,943,000
Unused lines of credit secured by 1-4 family
  residential properties                          23,961,000      19,020,000
Credit card unused lines of credit                 7,855,000       8,990,000
Other consumer unused lines of credit              5,799,000       5,569,000
Commitments to make loans                         41,133,000      73,570,000
Standby letters of credit                         57,979,000      57,918,000
                                               -------------   -------------
       Total loan and leases commitments       $ 366,205,000   $ 342,010,000
                                               =============   =============

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

     Our actual capital levels and minimum required levels were (dollars in thousands):

                                                                                         Minimum Required
                                                                                           to be Well
                                                              Minimum Required          Capitalized Under
                                                                 for Capital            Prompt Corrective
                                         Actual               Adequacy Purposes        Action Regulations
                                    ----------------          -----------------        ------------------
                                     Amount    Ratio           Amount     Ratio         Amount      Ratio
                                    --------   -----          --------    -----        ---------    -----
September 30, 2004
------------------
  Total capital (to risk
    weighted assets)
     Consolidated                   $170,614   12.2%          $111,786     8.0%        $ 139,733    10.0%
     Bank                            167,185   12.0            111,695     8.0           139,619    10.0
  Tier 1 capital (to risk
    weighted assets)
     Consolidated                    153,569   11.0             55,893     4.0            83,840     6.0
     Bank                            150,140   10.8             55,848     4.0            83,771     6.0
  Tier 1 capital (to
    average assets)
     Consolidated                    153,569   10.8             57,162     4.0            71,453     5.0
     Bank                            150,140   10.5             57,036     4.0            71,295     5.0

                           MERCANTILE BANK CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


9.   REGULATORY MATTERS (Continued)

                                                                                         Minimum Required
                                                                                           to be Well
                                                              Minimum Required          Capitalized Under
                                                                 for Capital            Prompt Corrective
                                         Actual               Adequacy Purposes        Action Regulations
                                    ----------------          -----------------        ------------------
                                     Amount    Ratio           Amount     Ratio         Amount      Ratio
                                    --------   -----          --------    -----        ---------    -----
December 31, 2003
------------------
  Total capital (to risk
    weighted assets)
     Consolidated                   $160,360   13.8%          $ 92,711     8.0%        $ 115,888    10.0%
     Bank                            156,950   13.6             92,556     8.0           115,695    10.0
  Tier 1 capital (to risk
    weighted assets)
     Consolidated                    145,981   12.6             46,356     4.0            69,533     6.0
     Bank                            142,571   12.3             46,278     4.0            69,417     6.0
  Tier 1 capital (to
    average assets)
     Consolidated                    145,981   12.5             46,756     4.0            58,444     5.0
     Bank                            142,571   12.2             46,703     4.0            58,378     5.0

     Our capital levels as of September 30, 2004 include the $16.0 million in trust preferred securities issued by the trust subject to certain limitations. Federal Reserve guidelines limit the amount of trust preferred securities which can be included in our Tier 1 capital to 25% of total Tier 1 capital. As of September 30, 2004, the entire $16.0 million of the trust preferred securities were included as Tier 1 capital.

     Our and our bank's ability to pay cash and stock dividends is subject to limitations under various laws and regulations and to prudent and sound banking practices. We declared a 5% stock dividend on April 7, 2004, that was distributed on May 3, 2004 to record holders as of April 16, 2004. All earnings per share and dividend per share information have been adjusted for the 5% stock dividend. We have also paid three cash dividends on our common stock during 2004. On January 6, 2004, we declared a $0.09 per share cash dividend on our common stock, which was paid on March 10, 2004 to record holders as of February 10, 2004. On April 7, 2004, we declared a $0.09 per share cash dividend on our common stock, which was paid on June 10, 2004 to record holders as of May 10, 2004. On July 7, 2004, we declared a $0.09 per share cash dividend on our common stock, which was paid on September 10, 2004 to record holders as of August 10, 2004. On October 6, 2004, we declared a $0.09 per share cash dividend on our common stock, which is payable on December 10, 2004 to record holders as of November 10, 2004.

                           MERCANTILE BANK CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


10.  BENEFIT PLANS

     We sponsor an employee stock purchase plan which allows employees to defer after-tax payroll dollars and purchase our common stock on a quarterly basis. We have registered 26,250 shares of common stock to be issued and purchased under the plan; however, the plan allows for shares to be purchased directly from us or on the open market. During the nine months ended September 30, 2004, we issued 1,613 shares under the plan.

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

INTRODUCTION

The following discussion compares the financial condition of Mercantile Bank Corporation and its consolidated subsidiaries, Mercantile Bank of West Michigan ("our bank"), our bank's four subsidiaries Mercantile Bank Mortgage Company, LLC ("our mortgage company"), Mercantile BIDCO, Inc. ("our BIDCO"), Mercantile Bank Real Estate Co., LLC ("our real estate company") and Mercantile Insurance Center, Inc. ("our insurance center"), at September 30, 2004 to December 31, 2003 and the results of operations for the three and nine months ended September 30, 2004 and September 30, 2003. This discussion should be read in conjunction with the interim consolidated financial statements and footnotes included in this report. Unless the text clearly suggests otherwise, references in this report to "us," "we," "our," or "the company" include Mercantile Bank Corporation and its consolidated subsidiaries referred to above.

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

                           MERCANTILE BANK CORPORATION

RECENT EVENTS

On September 16, 2004, Mercantile Bank Corporation entered into several agreements providing for the private sale of Series A and Series B Floating Rate Preferred Securities by its newly formed Delaware trust subsidiary, Mercantile Bank Capital Trust I (the "trust") to STI Investment Management, Inc., a Delaware corporation (the "purchaser"). The sale of the Series A Preferred Securities to the purchaser for $16.0 million was completed on September 16, 2004. The agreements provide for the sale of the Series B Preferred Securities to the purchaser for $16.0 million on or before December 15, 2004, or such other later date as the parties may designate. The agreements also provide for the trust to sell $495,000 of Series A and Series B Common Securities to Mercantile Bank Corporation. The sale of the $495,000 of Series A Common Securities to Mercantile Bank Corporation was completed on September 16, 2004; and the $495,000 of Series B Common Securities is expected to be sold to Mercantile Bank Corporation later this year at the time that the Series B Preferred Securities are sold to the purchaser.

The proceeds of the Series A Preferred Securities and the Series A Common Securities were used by the trust on September 16, 2004 to purchase $16,495,000 Series A Floating Rate Junior Subordinated Notes that were issued by Mercantile Bank Corporation. The agreements contemplate that the proceeds of the Series B Preferred Securities and the Series B Common Securities, when they are issued by the trust, will be used to purchase $16,495,000 Series B Floating Rate Junior Subordinated Notes that will be issued by Mercantile Bank Corporation. The Series A and B Floating Rate Junior Subordinated Notes ("Floating Rate Notes") mature 30 years after their date of issuance, and can be redeemed in whole or in part by Mercantile Bank Corporation, at its option, at 100% of the principal amount and accrued and unpaid interest, at any time after the fifth anniversary of the first interest payment date. The Floating Rate Notes bear interest at the three-month LIBOR rate plus 2.18%, subject to adjustment quarterly. Interest is payable on each January 18, April 18, July 18 and October 18.

Mercantile Bank Corporation used the proceeds of the Series A Floating Rate Notes to finance the redemption on September 17, 2004 of the $16.0 million of 9.60% Cumulative Preferred Securities issued in 1999 by its business trust subsidiary, MBWM Capital Trust I. Noninterest expense for the third quarter of 2004 and year-to-date 2004 include an $845,000 ($549,000 after-tax) write-off associated with the unamortized balance of issuance costs related to the 9.60% Cumulative Preferred Securities. It is expected that a substantial portion of the proceeds of the Series B Floating Rate Notes, when issued, will be provided to the bank by Mercantile Bank Corporation as a capital injection, with the funds used by the bank in its general funding operations.

FINANCIAL CONDITION

During the first nine months of 2004, our assets increased from $1,203.3 million on December 31, 2003, to $1,474.9 million on September 30, 2004. This represents a total increase in assets of $271.6 million, or 22.6%. The asset growth was comprised primarily of a $215.1 million increase in net loans, an increase of $24.6 million in cash and cash equivalents and a $23.5 million increase in securities. The increase in assets was primarily funded by a $242.0 million growth in deposits and an increase of $30.0 million in Federal Home Loan Bank advances.

                           MERCANTILE BANK CORPORATION

Commercial loans and leases increased by $191.5 million during the first nine months of 2004, and at September 30, 2004 totaled $1,130.3 million, or 90.2% of the total loan and lease portfolio. The continued significant concentration of the loan and lease portfolio in commercial loans and leases and the rapid growth of this portion of our lending business is consistent with our stated strategy of focusing a substantial amount of efforts on "wholesale" banking. Corporate and business lending continues to be an area of expertise of our senior management team, and our 15 commercial lenders have over 220 years of combined commercial lending experience, ten of whom have 15 years or more experience. Of each of the loan categories that we originate, commercial loans and leases are most efficiently originated and managed; thus limiting overhead costs by necessitating the attention of fewer full-time employees. Our commercial lending business generates the greatest amount of local deposits, and is our primary source of demand deposits.

Residential mortgage loans and consumer loans increased by $26.0 million and $0.3 million, respectively, during the first nine months of 2004. As of September 30, 2004, residential mortgage and consumer loans totaled a combined $123.4 million, or 9.8% of the total loan and lease portfolio. Although we plan to increase our non-commercial loan portfolios in future periods, given our wholesale banking strategy, we expect the commercial sector of our lending efforts and resultant assets to remain the dominant loan portfolio category.

Management believes the quality of our loan and lease portfolio remains strong. Net loan and lease charge-offs during the first nine months of 2004 totaled $1.0 million, or 0.12% of average total loans and leases on an annualized basis. During the first nine months of 2003, net loan and lease charge-offs totaled $0.3 million, or 0.04% of average total loans and leases on an annualized basis. A majority of the $1.0 million net loan and lease charge-offs during the first nine months of 2004 is primarily attributable to one commercial loan relationship. Nonperforming assets at September 30, 2004 totaled $3.0 million, or 0.20% of period-ending total assets. At December 31, 2003, nonperforming assets totaled $1.8 million, or 0.15% of period-ending total assets. The $1.2 million increase in nonperforming assets during the first nine months of 2004 is primarily attributable to one commercial loan relationship unrelated to the one noted above. We believe we have instilled a strong credit culture within our lending departments as it pertains to the underwriting and administration processes, which in part is reflected in our loan and lease net charge-off and delinquency ratios. Over 98% of the loan portfolio consists of loans extended directly to companies and individuals doing business and residing within our market area. The remaining portion is comprised of commercial loans participated with certain commercial banks outside the immediate area, which we underwrite using the same loan underwriting criteria as though our bank was the originating bank.

Securities increased $23.5 million during the first nine months of 2004. Purchases during the first nine months of 2004 totaled $46.0 million. Proceeds from the sales of securities totaled $1.7 million, while proceeds from the maturities, calls and repayments of securities totaled $20.9 million. At September 30, 2004, the net unrealized gain on available for sale securities equaled $0.6 million, compared to a net unrealized gain of $0.3 million at December 31, 2003. Our securities portfolio consists of U.S. Government Agency bonds, mortgage-backed securities issued or guaranteed by U.S. Government Agencies, investment-grade tax-exempt municipal securities and Federal Home Loan Bank of Indianapolis ("FHLBI") stock.

Cash and cash equivalents increased $24.6 million during the first nine months of 2004, totaling $41.1 million on September 30, 2004. Cash and due from bank balances were up $19.0 million, federal funds sold increased $5.5 million and short-term investments were relatively unchanged. Our commercial lending and wholesale funding focus results in relatively large day-to-day fluctuations of our cash and cash equivalent balances. The average cash and cash equivalents during the first nine months of 2004 equaled $37.1 million, well above the relatively low balance of $16.6 million on December 31, 2003.

                           MERCANTILE BANK CORPORATION

Premises and equipment at September 30, 2004 equaled $21.3 million, an increase of $6.0 million since December 31, 2003, and an increase of $8.8 million since March 31, 2003. The vast majority of the increase relates to our construction of two new banking facilities. On April 30, 2003, our bank purchased an existing building situated on 2.75 acres of land located about two miles north of downtown Grand Rapids, Michigan for $1.3 million. The building was demolished, and we are now in the construction phase of building a new four-story facility on this property. This facility will serve as the new location for our current downtown leased facility, which includes our commercial lending function, and will house the administration and loan operations functions currently housed at other of our locations. Expected completion date is during the second quarter of 2005. On September 29, 2003, our bank purchased ten acres of land located in Holland, Michigan for $0.9 million. We constructed a new two-story facility on this site to serve as the new location for our former full-service branch and lending office that had been operating out of a leased facility. This newly constructed facility opened on October 25, 2004.

Deposits increased $242.0 million during the first nine months of 2004, totaling $1,144.9 million at September 30, 2004. Local deposits increased $79.1 million, or 25.4% and out-of-area deposits increased $162.9 million, or 27.5%. As a percent of total deposits, local deposits decreased slightly from 34.5% on December 31, 2003, to 34.1% on September 30, 2004. Noninterest-bearing demand deposits, comprising 9.7% of total deposits, increased $34.5 million during the first nine months of 2004. Savings deposits (12.1% of total deposits) increased $36.6 million, interest-bearing checking deposits (3.1% of total deposits) increased $1.2 million and money market deposit accounts (0.9% of total deposits) increased $0.5 million during the first nine months of 2004. Local certificates of deposit, comprising 8.3% of total deposits, increased $5.1 million during the first nine months of 2004.

Out-of-area deposits increased $162.9 million during the first nine months of 2004, totaling $754.5 million as of September 30, 2004. Out-of-area deposits consist primarily of certificates of deposit obtained from depositors located outside our market area and placed by deposit brokers for a fee, but also include certificates of deposit obtained from the deposit owners directly. Out-of-area deposits are utilized to support our asset growth, and are generally a lower cost source of funds when compared to the deposit interest rates that would have to be offered in the local market to generate a sufficient level of funds. During the first nine months of 2004 rates paid on new out-of-area certificates of deposit were generally only slightly higher than the rates paid on new certificates of deposit issued to local customers. Overhead costs associated with the out-of-area deposits are considerably less than the overhead costs that would be incurred to administer a similar level of local deposits. Although local deposits have and are expected to increase as new business, governmental and consumer deposit relationships are established, our relatively high reliance on out-of-area deposits will likely continue.

Securities sold under agreements to repurchase ("repurchase agreements") decreased $2.9 million during the first nine months of 2004, totaling $46.7 million as of September 30, 2004. As part of our sweep account program, collected funds from certain business noninterest-bearing checking accounts are invested into over-night interest-bearing repurchase agreements. Although not considered a deposit account and therefore not afforded federal deposit insurance, the repurchase agreements have characteristics very similar to that of our business checking deposit accounts.

FHLBI advances increased by $30.0 million during the first nine months of 2004, totaling $120.0 million as of September 30, 2004. The advances are collateralized by residential mortgage loans, first mortgage liens on multi-family residential property loans and first mortgage liens on commercial real estate property loans, and substantially all other assets of our bank, under a blanket lien arrangement. Our borrowing line of credit as of September 30, 2004 totaled $195.7 million, with availability of approximately $65.0 million. FHLBI advances, along with out-of-area deposits, are the primary components of our wholesale funding program.

                           MERCANTILE BANK CORPORATION

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

Our liquidity strategy is to fund loan growth with deposits, repurchase agreements and FHLBI advances, and to maintain an adequate level of short- and medium-term investments to meet typical daily loan and deposit activity. Although deposit and repurchase agreement growth from customers located in our market area have generally consistently increased, this growth has not been sufficient to meet our substantial loan growth and provide monies for additional investing activities. To assist in providing the additional needed funds, we have regularly obtained monies from wholesale funding sources. Wholesale funds, comprised primarily of certificates of deposit from customers outside of our market area and advances from the FHLBI, totaled $874.5 million, or 66.7% of combined deposits and borrowed funds as of September 30, 2004. As of December 31, 2003, wholesale funds totaled $681.6 million, or 65.4% of combined deposits and borrowed funds. Reliance on wholesale funds is expected to continue due to our anticipated future asset growth.

As a member of the FHLBI, our bank has access to the FHLBI's borrowing programs. At September 30, 2004, advances from the FHLBI totaled $120.0 million, up from the $90.0 million outstanding at December 31, 2003. Based on available collateral at September 30, 2004, our bank could borrow an additional $65.0 million.

Our bank has the ability to borrow money on a daily basis through correspondent banks via established unsecured federal funds purchased lines, totaling $50.0 million as of September 30, 2004. The average balance of federal funds purchased during the first nine months of 2004 equaled $6.1 million, compared to a $6.3 million average federal funds sold position during the same time period.

In addition to typical loan funding and deposit flow, we must maintain liquidity to meet the demands of certain unfunded loan commitments and standby letters of credit. As of September 30, 2004, our bank had a total of $308.2 million in unfunded loan commitments and $58.0 million in unfunded standby letters of credit. Of the total unfunded loan commitments, $267.1 million were commitments available as lines of credit to be drawn at any time as customers' cash needs vary, and $41.1 million were for loan commitments expected to close and become funded within the next three to six months. We monitor fluctuations in loan balances and commitment levels, and include such data in managing our overall liquidity.

CAPITAL RESOURCES

Shareholders' equity is a noninterest-bearing source of funds that provides support for asset growth. Shareholders' equity increased by $7.7 million during the first nine months of 2004, from $130.2 million on December 31, 2003, to $137.9 million at September 30, 2004. The increase is primarily attributable to net income of $9.2 million recorded during the first nine months of 2004. Shareholders' equity was negatively impacted during the first nine months of 2004 by the payment of cash dividends totaling $1.9 million, slightly offset by a $0.1 million mark-to-market adjustment for available for sale securities as defined in SFAS No. 115. Shareholders' equity also increased $0.3 million from the issuance of 30,782 new shares of common stock resulting from our dividend reinvestment plan, employee stock purchase plan and stock option exercises.

                           MERCANTILE BANK CORPORATION


We are subject to regulatory capital requirements primarily administered by federal bank regulatory agencies. Failure to meet the various capital requirements can initiate regulatory action that could have a direct material effect on the financial statements. The capital ratios of the company and our bank as of September 30, 2004 and December 31, 2003 are disclosed under Note 9 of the Notes to Consolidated Financial Statements.

Our and our bank's ability to pay cash and stock dividends is subject to limitations under various laws and regulations and to prudent and sound banking practices. We declared a 5% stock dividend on April 7, 2004, that was distributed on May 3, 2004 to record holders as of April 16, 2004. We paid a $0.09 per share cash dividend on our common stock on March 10, 2004, June 10, 2004 and September 10, 2004. On October 6, 2004, we declared a $0.09 per share cash dividend payable on December 10, 2004, to record holders as of November 10, 2004.

RESULTS OF OPERATIONS

Net income for the third quarter of 2004 was $3.1 million ($0.43 per basic and diluted share), which represents a 39.8% increase over net income of $2.2 million ($0.38 per basic share and $0.37 per diluted share) recorded during the third quarter of 2003. Net income for the first nine months of 2004 was $9.2 million ($1.29 per basic share and $1.26 per diluted share), which represents a 31.9% increase over net income of $7.0 million ($1.22 per basic share and $1.19 per diluted share) recorded during the first nine months of 2003. Per share amounts reflect the dilutive impact of the common stock sale completed during the latter part of 2003, with average diluted shares outstanding up 23.1% in the third quarter of 2004 and and 24.8% year-to-date 2004 when compared to the same time periods in 2003, respectively. The improvement in net income during both time periods is primarily due to an increase in net interest income and greater operating efficiency.

Net income for the third quarter of 2004 and the first nine months of 2004 include an $845,000 ($549,000 after-tax) write-off associated with the unamortized balance of issuance costs related to the redemption of the $16.0 million of 9.60% Cumulative Preferred Securities issued in 1999 by our business trust subsidiary, MBWM Capital Trust I. Excluding this one-time expense, net income for the third quarter of 2004 was $3.7 million ($0.51 per basic share and $0.50 per diluted share), which represents a 64.4% increase over net income of $2.2 million ($0.38 per basic share and $0.37 per diluted share) recorded during the third quarter of 2003. Excluding this one-time expense, net income for the first nine months of 2004 was $9.8 million ($1.36 per basic share and $1.34 per diluted share), which represents a 39.7% increase over net income of $7.0 million ($1.22 per basic share and $1.19 per diluted share) recorded during the first nine months of 2003.

                           MERCANTILE BANK CORPORATION


Interest income during the third quarter of 2004 was $17.8 million, an increase of 28.6% over the $13.9 million earned during the third quarter of 2003. Interest income during the first nine months of 2004 was $49.3 million, an increase of 23.4% over the $40.0 million earned during the first nine months of 2003. The growth in interest income during both time periods is primarily attributable to an increase in earning assets, which more than offset the negative impact of an overall declining interest rate environment. During the third quarter of 2004, earning assets averaged $1,362.0 million, $332.8 million higher than average earning assets of $1,029.2 million during the third quarter of 2003. Average loans were up $300.3 million and securities increased $28.9 million. During the first nine months of 2004, earning assets averaged $1,276.4 million, $317.3 million higher than average earning assets of $959.1 million during the same time period in 2003. Average loans were up $294.5 million and securities increased $21.9 million. Negatively impacting the growth in interest income was the decline in yield on earning assets. During the third quarter of 2004 and 2003, earning assets had a weighted average yield (tax equivalent-adjusted basis) of 5.26% and 5.49%, respectively. During the first nine months of 2004 and 2003 earning assets had a weighted average yield of 4.99% and 5.38%, respectively. The decrease in weighted average yields during both time periods is primarily due to a decline in market interest rates. However, over the past several months market interest rates have begun to increase which has had a positive impact on our asset yield. The third quarter of 2004 asset yield is 9 basis points higher than the second quarter of 2004 asset yield, primarily resulting from recent increases in the prime rate. With approximately 78% of our total loans and leases tied to the prime rate, we expect our asset yield to benefit from potential additional future increases in market interest rates stemming from possible further increases in the target federal funds rate by the Federal Open Market Committee.

Interest expense during the third quarter of 2004 was $7.0 million, an increase of 19.9% over the $5.8 million expensed during the third quarter of 2003. Interest expense during the first nine months of 2004 was $19.0 million, an increase of 7.5% over the $17.6 million expensed during the first nine months of 2003. The increase in interest expense is primarily attributable to the increase in interest-bearing liabilities necessitated by the growth in assets, partially offset by a decline in the cost of funds. During the third quarter of 2004, interest-bearing liabilities averaged $1,186.8 million, $265.0 million higher than average interest-bearing liabilities of $921.8 million during the third quarter of 2003. Interest-bearing deposits were up $195.8 million and FHLBI advances increased $62.6 million. During the first nine months of 2004, interest-bearing liabilities averaged $1,111.7 million, $252.9 million higher than average interest-bearing liabilities of $858.8 million during the same time period in 2003. Interest-bearing deposits were up $172.8 million and FHLBI advances increased $73.2 million. During the third quarter of 2004 and 2003, interest-bearing liabilities had a weighted average rate of 2.33% and 2.50%, respectively. During the first nine months of 2004 and 2003, interest-bearing liabilities had a weighted average rate of 2.28% and 2.74%, respectively. The decrease in the weighted average cost of interest-bearing liabilities during both time periods is primarily due to the decline in market interest rates. However, over the past several months market interest rates have begun to increase which has had a negative impact on our cost of interest-bearing liabilities. The third quarter of 2004 cost of interest-bearing liabilities is 10 basis points higher than the second quarter of 2004 cost of interest-bearing liabilities. We expect our cost of interest-bearing liabilities to continue to increase in future periods as maturing fixed rate certificates of deposits and FHLBI advances mature and are renewed or replaced with certificates of deposit and FHLBI advances at rates higher than the rates on the maturing instruments. In addition, potential further increases in market interest rates would also likely result in further increases in the cost of our interest-bearing liabilities.

                           MERCANTILE BANK CORPORATION


Net interest income during the third quarter of 2004 was $10.9 million, an increase of 34.9% over the $8.0 million earned during the third quarter of 2003. Net interest income during the first nine months of 2004 was $30.3 million, an increase of 35.9% over the $22.3 million earned during the same time period in 2003. The increase in net interest income is primarily due to the growth in earning assets, combined with a slightly improved net interest margin. The net interest margin during the third quarter of 2004 was 3.23%, compared to the 3.19% during the third quarter of 2003. During the first nine months of 2004 the net interest margin was 3.24%, compared to 3.20% during the same time period in 2003.

The following table sets forth certain information relating to our consolidated average interest earning assets and interest-bearing liabilities and reflects the average yield on assets and average cost of liabilities for the third quarter of 2004 and 2003. Such yields and costs are derived by dividing income or expense by the average daily balance of assets or liabilities, respectively, for the period presented. Tax-exempt securities interest income and yield have been computed on a tax equivalent basis using a marginal tax rate of 35%. Securities interest income was increased by $243,000 and $207,000 in the third quarter of 2004 and 2003, respectively, for this adjustment.


                                                             Quarters ended September 30,
                               -----------------------------------------------------------------------------------
                                                2004                                        2003
                               ---------------------------------------     ---------------------------------------
                                 Average                       Average       Average                       Average
                                 Balance       Interest         Rate         Balance        Interest         Rate
                               -----------    -----------      -------     -----------    -----------      -------
                                                               (dollars in thousands)
ASSETS
   Loans and leases            $ 1,219,325    $    16,193        5.27%     $   918,966    $    12,679        5.47%
   Securities                      134,418          1,841        5.48          105,485          1,371        5.20
   Federal funds sold                7,634             26        1.34            4,309             11        0.97
   Short term investments              609              2        0.90              444              0        0.50
                               -----------    -----------                  -----------    -----------
     Total interest-earning
       assets                    1,361,986         18,062        5.26        1,029,204         14,061        5.49

   Allowance for loan losses       (16,684)                                    (12,842)
   Other assets                     83,757                                      66,464
                               -----------                                 -----------
     Total assets              $ 1,429,059                                 $ 1,082,826
                               ===========                                 ===========


LIABILITIES AND
  SHAREHOLDERS' EQUITY
   Interest-bearing deposits   $   994,777    $     5,706        2.28%     $   798,947    $     4,952        2.46%
   Short-term borrowings            54,777            220        1.59           49,437            168        1.35
   FHLB advances                   119,130            652        2.14           56,467            274        1.90
   Long-term borrowings             18,124            385        8.50           16,958            415        9.51
                               -----------    -----------                  -----------    -----------
     Total interest-bearing
       liabilities               1,186,808          6,963        2.33          921,809          5,809        2.50
   Noninterest-bearing
     deposits                       99,389                                      68,344
   Other liabilities                 6,572                                       6,163
   Shareholders' equity            136,290                                      86,510
                               -----------                                 -----------
     Total liabilities and
       shareholders' equity    $ 1,429,058                                 $ 1,082,826
                               ===========    -----------                  ===========    -----------

   Net interest income                        $    11,099                                 $     8,252
                                              ===========                                 ===========
   Net interest rate spread                                      2.93%                                       2.99%
                                                                 ====                                        ====
   Net interest rate spread
     on average assets                                           3.08%                                       3.02%
                                                                 ====                                        ====
   Net interest margin on
     earning assets                                              3.23%                                       3.19%
                                                                 ====                                        ====

                           MERCANTILE BANK CORPORATION


Provisions to the allowance for loan and lease losses during the third quarter of 2004 were $1.2 million, compared to the $1.4 million that was expensed during the third quarter of 2003. The decline primarily reflects a lower volume of loan and lease growth during the third quarter of 2004 compared to the volume of loan and lease growth during the third quarter of 2003. Provisions to the allowance for loan and lease losses during the first nine months of 2004 were $3.7 million, compared to the $2.9 million that was expensed during the same time period in 2003. The increase primarily reflects the higher volume of loan and lease growth during the first nine months of 2004 compared to the volume of loan and lease growth during the first nine months of 2003. Loan and lease growth during the third quarter of 2004 was $68.4 million, compared to loan and lease growth of $106.2 million during the third quarter of 2003. Loan and lease growth during the first nine months of 2004 was $217.8 million, compared to loan and lease growth of $200.6 million during the same time period in 2003. Net loan and lease charge-offs of $467,000 were recorded during the third quarter of 2004, compared to net loan and lease charge-offs of $56,000 during the third quarter of 2003. During the first nine months of 2004 net loan and lease charge-offs totaled $1,008,000, compared to net loan and lease charge-offs of $258,000 during the same time period in 2003. The allowance for loan and lease losses as a percentage of total loans outstanding as of September 30, 2004 was 1.36%, compared to 1.39% at September 30, 2003.

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

Noninterest income during the third quarter of 2004 was $1.2 million, compared to the $1.1 million earned during the third quarter of 2003. Noninterest income during the first nine months of 2004 was $3.2 million, compared to the $3.3 million earned during the same time period in 2003. The relatively unchanged level of noninterest income during both time periods primarily reflects a higher level of fee income of virtually all products and services that was offset by a lower level of income from mortgage banking activities. There were no securities gains during the third quarter of 2004 compared to securities gains of $59,000 recorded during the third quarter of 2003, and securities gains totaled $78,000 during the first nine months of 2004 compared to $271,000 during the same time period in 2003. Gains on the sale of SBA-guaranteed loans totaled $135,000 during the third quarter of 2004, and totaled $175,000 during the first nine months of 2004. There were no gains on the sale of SBA-guaranteed loans during the third quarter of 2003 or during the first nine months of 2003.

                           MERCANTILE BANK CORPORATION


Noninterest expense during the third quarter of 2004 was $6.4 million, compared to the $4.8 million expensed during the third quarter of 2003. Noninterest expense during the first nine months of 2004 was $17.0 million, compared to the $13.2 million expensed during the same time period in 2003. Employee salary and benefit expenses were $0.6 million higher during the third quarter of 2004 than the level expensed during the third quarter of 2003, and were $2.1 million higher during the first nine months of 2004 than the level expensed during the first nine months of 2003. The increases during both time periods primarily resulted from the hiring of additional staff and merit annual pay increases. The level of full-time equivalent employees increased from 156 at September 30, 2003 to 190 as of September 30, 2004. Including the $845,000 one-time expense associated with the redemption of the 9.60% Cumulative Preferred Securities, other overhead costs increased $1.1 million in the third quarter of 2004 over the level expensed in the third quarter of 2003, and increased $1.7 million during the first nine months of 2004 over the level expensed during the first nine months of 2003. Excluding the one-time charge, other overhead costs increased $0.3 million in the third quarter of 2004 over the level expensed in the third quarter of 2003, and increased $0.9 million during the first nine months of 2004 over the level expensed during the first nine months of 2003, primarily reflecting the additional expenses required to administer our significantly increased asset base and size.

Monitoring and controlling noninterest costs, while at the same time providing high quality service to customers, is a key component to our business strategy. While the dollar volume of noninterest costs has increased, the rate of growth has been lower than the rate of increase in net interest income and noninterest income. Noninterest expenses (excluding the one-time charge) increased $0.8 million during the third quarter of 2004 over the amount expensed during the third quarter of 2003, and increased $3.0 million during the first nine months of 2004 over the amount expensed during the first nine months of 2003. However, net revenues (net interest income plus noninterest income) increased at a substantially higher level of $2.9 million and $7.9 million during the same time periods, respectively.

Federal income tax expense was $1.3 million and $3.7 million during the third quarter and first nine months of 2004, respectively. Federal income tax expense was $0.7 million and $2.6 million during the third quarter and first nine months of 2003, respectively. The increases during both time periods primarily results from the increase in net income before federal income tax.


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

We use two interest rate risk measurement techniques. The first, which is commonly referred to as GAP analysis, measures the difference between the dollar amounts of interest sensitive assets and liabilities that will be refinanced or repriced during a given time period. A significant repricing gap could result in a negative impact to our net interest margin during periods of changing market interest rates. The following table depicts our GAP position as of September 30, 2004 (dollars in thousands):

                                             Within        Three to        One to           After
                                              Three         Twelve          Five            Five
                                             Months         Months          Years           Years          Total
                                          -----------     -----------    -----------    -----------     -----------
Assets:
   Commercial loans and leases (1)        $   769,215     $    23,084    $   313,248    $    24,719     $ 1,130,266
   Residential real estate loans               75,228           1,339         29,247         12,492         118,306
   Consumer loans                               1,146             651          3,279             65           5,141
   Investment securities (2)                    6,916           1,019         18,172        118,912         145,019
   Short-term investments                       5,827                                                         5,827
   Allowance for loan and leases losses                                                     (17,045)        (17,045)
   Other assets                                                                              87,435          87,435
                                          -----------     -----------    -----------    -----------     -----------
     Total assets                             858,332          26,093        363,946        226,578       1,474,949

Liabilities:
   Interest-bearing checking                   35,435                                                        35,435
   Savings                                    138,337                                                       138,337
   Money market accounts                        9,974                                                         9,974
   Time deposits < $100,000                    32,952          42,509         37,845                        113,306
   Time deposits $100,000 and over            133,783         378,432        224,548                        736,763
   Short-term borrowings                       46,691                                                        46,691
   FHLB advances                               30,000          50,000         40,000                        120,000
   Long-term borrowings                        18,003                                                        18,003
   Noninterest-bearing checking                                                             111,042         111,042
   Other liabilities                                                                          7,463           7,463
                                          -----------     -----------    -----------    -----------     -----------
     Total liabilities                        445,175         470,941        302,393        118,505       1,337,014
Shareholders' equity                                                                        137,935         137,935
                                          -----------     -----------    -----------    -----------     -----------
Total sources of funds                        445,175         470,941        302,393        256,440       1,474,949
                                          -----------     -----------    -----------    -----------     -----------

Net asset (liability) GAP                 $   413,157     $  (444,848)   $    61,553    $   (29,862)
                                          ===========     ===========    ===========    ===========

Cumulative GAP                            $   413,157     $   (31,691)   $    29,862
                                          ===========     ===========    ===========

Percent of cumulative GAP to
  total assets                                   28.0%          (2.1)%           2.0%
                                          ===========     ===========    ===========

(1) Floating rate loans that are currently at interest rate floors are treated as fixed rate loans and are reflected using maturity date and not next repricing date.

(2) Mortgage-backed securities are categorized by expected final maturities based upon prepayment trends as of September 30, 2004.

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

We conducted multiple simulations as of September 30, 2004, whereby it was assumed that a simultaneous, instant and sustained change in market interest rates occurred. The following table reflects the suggested impact on our net interest income over the next twelve months, which is well within our policy parameters established to manage and monitor interest rate risk.

                                                   Dollar Change In                Percent Change In
     Interest Rate Scenario                       Net Interest Income             Net Interest Income
     ----------------------                       -------------------             -------------------
     Interest rates down 200 basis points            $  (2,469,000)                       (5.9)%

     Interest rates down 100 basis points               (1,309,000)                       (3.1)

     No change in interest rates                          (473,000)                       (1.1)

     Interest rates up 100 basis points                    764,000                         1.9

     Interest rates up 200 basis points                  2,034,000                         4.8


The results detailed above have been influenced by the basis risk contained within our earning assets and interest-bearing liabilities. Interest rates on our floating rate loans, comprising approximately 64% of total assets as of September 30, 2004, are tied to the prime rate. Interest rates on our wholesale funds, and to a lesser degree on our local interest-bearing deposits, closely mirror shorter-term U.S. Treasury and Libor interest rates. Since the second quarter of 2004, U.S. Treasury and Libor interest rates have increased significantly, reflecting the interest rate market's reaction to the Federal Reserve decision to raise the target federal funds rate by 25 basis points on three separate occasions since June 30, 2004, combined with the interest rate market's expectations that the Federal Reserve would raise the federal funds target rate even higher in future periods. For example, from the period of April 1, 2004 through September 30, 2004, the Federal Reserve had raised the targeted federal funds rate by 75 basis points, while the interest rate on one year brokered CDs and FHLB bullet advances had increased by about 100 basis points. In conducting the net interest income simulation we used brokered CD and FHLB bullet advance rates in effect as of September 30, 2004. Therefore, it is likely that future net interest income would be higher than what is detailed above.

                           MERCANTILE BANK CORPORATION


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


ITEM 4. CONTROLS AND PROCEDURES

As of September 30, 2004, an evaluation was performed under the supervision of and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of September 30, 2004.

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, we may be involved in various legal proceedings that are incidental to our business. In our opinion, we are not a party to any current legal proceedings that are material to our financial condition, either individually or in the aggregate.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

ITEM 5. OTHER INFORMATION

Not applicable.

ITEM 6. EXHIBITS


    EXHIBIT NO.                EXHIBIT DESCRIPTION
    -----------                -------------------
        3.1       Our Articles of Incorporation are incorporated by reference to Exhibit 3.1 of our Form 10-Q for the quarter ended
                  June 30, 2004

        3.2 Our Amended and Restated Bylaws dated as of January 16, 2003 are incorporated by reference to Exhibit 3.2 of our Registration Statement on Form S-3 (Commission File No.
                  333-103376) that became effective on February 21, 2003

       10.1       2004 Employee Stock Option Plan

       10.2 Form of Stock Option Agreement for options issued under the 2004 Employee Stock Option Plan

       10.3       Nonlender Bonus Plan

       11         Statement re Computation of Per Share Earnings

       31         Rule 13a-14(a) Certifications

       32.1       Section 1350 Chief Executive Officer Certification

       32.2       Section 1350 Chief Financial Officer Certification

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 5, 2004.


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
                               (Principal Financial and Accounting Officer)

                                  EXHIBIT INDEX


    EXHIBIT NO.                EXHIBIT DESCRIPTION
    -----------                -------------------
        3.1       Our Articles of Incorporation are incorporated by reference to Exhibit 3.1 of our Form 10-Q for the quarter ended
                  June 30, 2004

        3.2 Our Amended and Restated Bylaws dated as of January 16, 2003 are incorporated by reference to Exhibit 3.2 of our Registration Statement on Form S-3 (Commission File No.
                  333-103376) that became effective on February 21, 2003

       10.1       2004 Employee Stock Option Plan

       10.2 Form of Stock Option Agreement for options issued under the 2004 Employee Stock Option Plan

       10.3       Nonlender Bonus Plan

       11         Statement re Computation of Per Share Earnings

       31         Rule 13a-14(a) Certifications

       32.1       Section 1350 Chief Executive Officer Certification

       32.2       Section 1350 Chief Financial Officer Certification