Form 10-K
period 2004-12-31
MERCANTILE BANK CORP
filed 2005-03-15
CIK 1042729

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   ----------

                                    FORM 10-K

[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF
     1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2004

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from __________________ to __________________

                        Commission File Number 000-26719

                           MERCANTILE BANK CORPORATION
             (Exact name of registrant as specified in its charter)

                 MICHIGAN                                38-3360865
     (State or Other Jurisdiction of        (IRS Employer Identification Number)
      Incorporation or Organization)

      5650 BYRON CENTER AVENUE SW,
            WYOMING, MICHIGAN                               49519
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

     The aggregate value of the common equity held by non-affiliates (persons other than directors and executive officers) of the Registrant, computed by reference to the average of the closing bid and asked prices of the common stock as of the last business day of the Registrant's most recently completed second quarter, was approximately $239.2 million.

     As of February 10, 2005, there were issued and outstanding 7,210,743 shares of the Registrant's Common Stock.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the 2005 Annual Meeting of Shareholders (Portions of Part III).

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

     Mercantile Bank Mortgage Company initiated business in October 2000 as a subsidiary of our bank, and was reorganized as Mercantile Bank Mortgage Company, LLC ("our mortgage company"), on January 1, 2004. On February 7, 2002, Mercantile BIDCO, Inc. ("our BIDCO"), a subsidiary of our bank, was granted a license by the Michigan Office of Financial and Insurance Services to operate as a Michigan Business and Industrial Development Company under the Michigan BIDCO Act of 1986. Mercantile Insurance Center, Inc. ("our insurance company"), a subsidiary of our bank, commenced operations during 2002 to offer insurance products. Mercantile Bank Real Estate Co., L.L.C., ("our real estate company"), a subsidiary of our bank, was organized on July 21, 2003, principally to develop, construct and own a new facility to be constructed in downtown Grand Rapids which will serve as our bank's new main office and Mercantile Bank Corporation's headquarters. Mercantile Bank Capital Trust I ("the Mercantile trust"), a business trust subsidiary, was formed in September 2004 to issue trust preferred securities.

     To date we have raised capital from our initial public offering of common stock in October 1997, a public offering of common stock in July 1998, three private placements of common stock during 2001, a public offering of common stock in August 2001 and a public offering of common stock in September 2003. In addition, we raised capital through a public offering of $16.0 million of trust preferred securities in 1999, which was refinanced by a $32.0 million private placement of trust preferred securities in 2004. Our expenses have generally been paid using the proceeds of the capital sales and dividends from our bank. Our principal source of future operating funds is expected to be dividends from our bank.

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

     Our bank, through its seven offices, provides commercial and retail banking services primarily to small- to medium-sized businesses based in and around the Grand Rapids and Holland metropolitan areas. These offices consist of a main office located at 216 North Division Avenue, Grand Rapids, Michigan, a combination branch and retail loan center located at 4613 Alpine Avenue, Comstock Park, Michigan, a combination branch and operations center located at 5610 Byron Center Avenue SW, Wyoming, Michigan, branches located at 4860 Broadmoor, Kentwood, Michigan, 3156 Knapp Street NE, Grand Rapids, Michigan, and 880 16th Street, Holland, Michigan and an administration facility located at 5650 Byron Center Avenue SW, Wyoming, Michigan.

     Our bank makes secured and unsecured commercial, construction, mortgage and consumer loans, and accepts checking, savings and time deposits. Our bank owns six automated teller machines ("ATM") that participate in the MAC, NYCE and PLUS regional network systems, as well as other ATM networks throughout the country. Our bank also enables customers to conduct certain loan and deposit transactions by telephone and personal computer. Courier service is provided to certain commercial customers, and safe deposit facilities are available at all branch locations. Our bank does not have trust powers. In December 2001, our bank entered into a joint brokerage services and marketing agreement with Raymond James Financial Services, Inc. to make available to its customers financial planning, retail brokerage, equity research, insurance and annuities, retirement planning, trust services and estate planning.

OUR MORTGAGE COMPANY

     Our mortgage company's predecessor, Mercantile Bank Mortgage Company, commenced operations on October 24, 2000 when our bank contributed most of its residential mortgage loan portfolio and participation interests in certain commercial mortgage loans to Mercantile Bank Mortgage Company. On the same date our bank also transferred its residential mortgage origination function to Mercantile Bank Mortgage Company. On January 1, 2004, Mercantile Bank Mortgage Company was reorganized as Mercantile Bank Mortgage Company, LLC, a limited liability company, which is 99% owned by our bank and 1% owned by our insurance company. The reorganization had no impact on the company's financial position or results of operations. Mortgage loans originated and held by our mortgage company are serviced by our bank pursuant to a servicing agreement.

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

OUR INSURANCE COMPANY

     Our insurance company acquired an existing shelf insurance agency effective April 15, 2002. An Agency and Institution Agreement was entered into among our insurance company, our bank and Hub International for the purpose of providing programs of mass marketed personal lines of insurance. Insurance product offerings include private passenger automobile, homeowners, personal inland marine, boat owners, recreational vehicle, dwelling fire, umbrella policies, small business and life insurance products, all of which are provided by and written through companies that have appointed Hub International as their agent. The insurance products are marketed through a central facility operated by the Michigan Bankers Insurance Association, members of which include the insurance subsidiaries of various Michigan-based financial institutions and Hub International. Our insurance company receives commissions based upon written premiums produced under the Agency and Institution Agreement.

OUR REAL ESTATE COMPANY

     Our real estate company was organized on July 21, 2003, principally to develop, construct and own a new facility to be constructed in downtown Grand Rapids which will serve as our bank's new main office and Mercantile Bank Corporation's headquarters. Our real estate company is 99% owned by our bank and 1% owned by our insurance company.

THE MERCANTILE TRUST

     In 2004 we formed the Mercantile trust, a Delaware business trust. Mercantile trust's business and affairs are conducted by its property trustee, a Delaware trust company, and three individual administrative trustees who are employees and officers of the company. Mercantile trust was established for the purpose of issuing and selling its Series A and Series B trust preferred securities and common securities, and used the proceeds from the sales of those securities to acquire Series A and Series B Floating Rate Notes issued by the company. Substantially all of the net proceeds received by the company from the Series A transaction were used to redeem the trust preferred securities that had been issued by MBWM Capital Trust I in September 1999. Substantially all of the net proceeds received by the company from the Series B transaction were contributed to our bank as capital. The Series A and Series B Floating Rate Notes are categorized on our consolidated financial statements as subordinated debentures. Additional information regarding Mercantile trust is incorporated by reference to "Note 15 - Subordinated Debentures" and "Note 17 - Regulatory Matters" of the Consolidated Financial Statements included in this Annual Report on pages F-52 through F-54.

EFFECT OF GOVERNMENT MONETARY POLICIES

     Our earnings are affected by domestic economic conditions and the monetary and fiscal policies of the United States government, its agencies, and the Federal Reserve Board. The Federal Reserve Board's monetary policies have had, and will likely continue to have, an important impact on the operating results of commercial banks through its power to implement national monetary policy in order to, among other things, curb inflation, maintain employment, and mitigate economic recessions. The policies of the Federal Reserve Board have a major effect upon the levels of bank loans, investments and deposits through its open market operations in United States government securities, and through its regulation of, among other things, the discount rate on borrowings of member banks and the reserve requirements against member bank deposits. Our bank maintains reserves directly with the Federal Reserve Bank of Chicago to the extent required by law. It is not possible to predict the nature and impact of future changes in monetary and fiscal policies.

REGULATION AND SUPERVISION

     As a bank holding company under the Bank Holding Company Act, we are required to file an annual report with the Federal Reserve Board and such additional information as the Federal Reserve Board may require. We are also subject to examination by the Federal Reserve Board.

     The Bank Holding Company Act limits the activities of bank holding companies that have not qualified as financial holding companies to banking and the management of banking organizations, and to certain non-banking activities. These non-banking activities include those activities that the Federal Reserve Board found, by order or regulation as of the day prior to enactment of the Gramm-Leach-Bliley Act, to be so closely related to banking as to be a proper incident to banking. These non-banking activities include, among other things: operating a mortgage company, finance company, factoring company; performing certain data processing operations; providing certain investment and financial advice; acting as an insurance agent for certain types of credit-related insurance; leasing property on a full-payout, nonoperating basis; and providing discount securities brokerage services for customers. With the exception of the activities of our mortgage company and our BIDCO discussed above, neither we nor any of our subsidiaries engages in any of the non-banking activities listed above.

     In March 2000, our election to become a financial holding company, as permitted by the Bank Holding Company Act, as amended by Title I of the Gramm-Leach-Bliley Act, was accepted by the Federal Reserve Board. In order to continue as a financial holding company, we and our bank must satisfy statutory requirements regarding capitalization, management, and compliance with the Community Reinvestment Act. As a financial holding company, we are permitted to engage in a broader range of activities than are permitted to bank holding companies.

     Those expanded activities include any activity which the Federal Reserve Board (in certain instances in consultation with the Department of the Treasury) determines, by order or regulation, to be financial in nature or incidental to such financial activity, or to be complementary to a financial activity and not to pose a substantial risk to the safety or soundness of depository institutions or the financial system generally. Such expanded activities include, among others: insuring, guaranteeing, or indemnifying against loss, harm, damage, illness, disability or death, or issuing annuities, and acting as principal, agent, or broker for such purposes; providing financial, investment, or economic advisory services, including advising a mutual fund; and underwriting, dealing in, or making a market in securities. Other than the insurance agency activities of our insurance company, neither we nor our subsidiaries presently engage in any of the expanded activities.

     Our bank is subject to restrictions imposed by federal law and regulation. Among other things, these restrictions apply to any extension of credit to us or to our other subsidiaries, to investments in stock or other securities that we issue, to the taking of such stock or securities as collateral for loans to any borrower, and to acquisitions of assets or services from, and sales of certain types of assets to, us or our other subsidiaries. Federal law prevents us from borrowing from our bank unless the loans are secured in designated amounts with specified forms of collateral.

     With respect to the acquisition of banking organizations, we are generally required to obtain the prior approval of the Federal Reserve Board before we can acquire all or substantially all of the assets of any bank, or acquire ownership or control of any voting shares of any bank or bank holding company, if, after the acquisition, we would own or control more than 5% of the voting shares of the bank or bank holding company. Acquisitions of banking organizations across state lines are subject to certain restrictions imposed by Federal and state law and regulations.

EMPLOYEES

     As of December 31, 2004, we and our bank employed 164 full-time and 45 part-time persons. Management believes that relations with employees are good.

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

     Our lending policy anticipates that priorities in extending loans and leases will be modified from time to time as interest rates, market conditions and competitive factors change. The policy sets forth guidelines on a nondiscriminatory basis for lending in accordance with applicable laws and regulations. The policy describes various criteria for granting loans and leases, including the ability to pay; the character of the customer; evidence of financial responsibility; purpose of the loan or lease; knowledge of collateral and its value; terms of repayment; source of repayment; payment history; and economic conditions.

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

     The Board of Directors has delegated significant lending authority to officers of our bank. The Board of Directors believes this empowerment, supported by our strong credit culture and the significant experience of our commercial lending staff, makes us responsive to our customers. The loan policy currently specifies lending authority for certain officers up to $2.0 million, and $7.5 million for our bank's Chairman of the Board and its President and Chief Executive Officer; however, the $7.5 million lending authority is used only in rare circumstances where timing is of the essence. Generally, loan requests exceeding $2.5 million require approval by the Officers Loan Committee, and loan requests exceeding $4.0 million, up to the legal lending limit of approximately $33.6 million, require approval by the Board of Directors. In most circumstances we apply an in-house lending limit that is significantly less than our bank's legal lending limit.

LENDING ACTIVITY

     Commercial Loans. Our commercial lending group originates commercial loans and leases primarily in our market area. Commercial loans and leases are originated by 15 lenders, with almost 220 years of combined commercial lending experience, ten of whom have 15 years or more experience. Loans and leases are originated for general business purposes, including working capital, accounts receivable financing, machinery and equipment acquisition, and commercial real estate financing including new construction and land development.

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

     We have no material foreign loans, and no material loans to energy producing customers. We have only limited exposure to companies engaged in agricultural-related activities.

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

LOAN AND LEASE PORTFOLIO QUALITY

     We utilize a comprehensive grading system for our commercial loans and leases as well as residential mortgage and consumer loans. Administered as part of the loan and lease review program, virtually all commercial loans and leases are graded on an eight grade rating system. The rating system utilizes a standardized grade paradigm that analyzes several critical factors such as cash flow, management and collateral coverage. All commercial loans and leases are graded at inception and later at various intervals. Residential mortgage and consumer loans are graded on a four grade rating system using a separate standardized grade paradigm that analyzes several critical factors such as debt-to-income and credit and employment histories. Residential mortgage and consumer loans are generally only graded once after the loans are made.

     Our independent loan and lease review program is primarily responsible for the administration of the grading system and ensuring adherence to established lending policies and procedures. The loan and lease review program is an integral part of maintaining our strong asset quality culture. The loan and lease review function works closely with senior management, although it functionally reports to the Board of Directors. All commercial loan and lease relationships exceeding $1.0 million are formally reviewed every twelve to eighteen months. Credits between $0.5 million and $1.0 million are formally reviewed every two years, with a random sampling performed on credits under $0.5 million. Our watch list credits are reviewed monthly by our Watch List Committee, which is comprised of personnel from the administration, lending and loan and lease review functions.

     Loans and leases are placed in a nonaccrual status when, in the opinion of management, uncertainty exists as to the ultimate collection of principal and interest. As of December 31, 2004, loans and leases placed in nonaccrual status totaled $2.8 million, or 0.22% of total loans. As of the same date there were no loans and leases past due 90 days or more and still accruing interest. As of December 31, 2004, there were no other significant loans and leases where known information about credit problems of borrowers warranted the placing of the loans or leases in a nonaccrual status. Management is not aware of any potential problem credits that could have a material adverse effect on our operating results, liquidity, or capital resources.

     Additional detail and information relative to the loan and lease portfolio is incorporated by reference to Management's Discussion and Analysis of Financial Condition and Results of Operation ("Management's Discussion and Analysis") beginning on Page F-4 and Note 3 of the Consolidated Financial Statements on pages F-42 and F-43 included in this Annual Report.

ALLOWANCE FOR LOAN AND LEASE LOSSES

     In each accounting period, the allowance for loan and lease losses ("allowance") is adjusted by management to the amount management believes is necessary to maintain the allowance at adequate levels. Through its loan and lease review and credit departments, management attempts to allocate specific portions of the allowance based on specifically identifiable problem loans and leases. Management's evaluation of the allowance is further based on, but not limited to, consideration of internally prepared calculations based upon the experience of senior management and lending staff making similar loans and leases in the same community almost 20 years, composition of the loan and lease portfolio, third party analysis of the loan and lease administration processes and portfolio and general economic conditions. In addition, our bank's status as a relatively new banking organization, the rapid loan growth since inception and commercial lending emphasis is taken into account. Management believes that the present allowance is adequate, based on the broad range of considerations listed above.

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

     Additional detail regarding the allowance is incorporated by reference to Management's Discussion and Analysis beginning on Page F-4 and Note 3 of the Consolidated Financial Statements of the Company on pages F-42 and F-43 included in this Annual Report.

     Although management believes the allowance is adequate to absorb losses as they arise, there can be no assurance that we will not sustain losses in any given period which could be substantial in relation to, or greater than, the size of the allowance.

INVESTMENTS

     Bank Holding Company Investments. The principle investment of our bank holding company are the investments in the common stock of our bank and the common securities of Mercantile trust. Other funds of our bank holding company may be invested from time to time in various debt instruments.

     As a bank holding company, we are also permitted to make portfolio investments in equity securities and to make equity investments in subsidiaries engaged in a variety of non-banking activities, which include real estate-related activities such as community development, real estate appraisals, arranging equity financing for commercial real estate, and owning and operating real estate used substantially by our bank or acquired for its future use. In addition, our bank holding company's qualification as a financial holding company enables us to make equity investments in companies engaged in a broader range of financial activities than we could do without that qualification. Such expanded activities include insuring, guaranteeing, or indemnifying against loss, harm, damage, illness, disability or death, or issuing annuities, and acting as principal, agent, or broker for such purposes; providing financial, investment, or economic advisory services, including advising a mutual fund; and underwriting, dealing in, or making a market in securities. Our bank holding company has no plans at this time to make directly any of these equity investments at the bank holding company level. Our Board of Directors may, however, alter the investment policy at any time without shareholder approval.

     In addition, so long as our bank holding company is qualified as a financial holding company, it would be permitted, as part of the business of underwriting or merchant banking activity and under certain circumstances and procedures, to invest in shares or other ownership interests in, or assets of, companies engaged in non-financial activities. In order to make those investments, our bank holding company would be required (i) to become, or to have an affiliate that is, a registered securities broker or dealer or a registered municipal securities dealer, or (ii) to control both an insurance company engaged in underwriting insurance (other than credit insurance) or issuing annuities, and a registered investment adviser that furnishes investment advice to an insurance company. We do not currently have any securities, insurance, or investment advisory affiliates of the required types, nor does our bank holding company have any current plans to make any of the equity investments described in this paragraph.

     Our Bank's Investments. Our bank may invest its funds in a wide variety of debt instruments and may participate in the federal funds market with other depository institutions. Subject to certain exceptions, our bank is prohibited from investing in equity securities. Among the equity investments permitted for our bank under various conditions and subject in some instances to amount limitations, are shares of a subsidiary insurance agency, mortgage company, real estate company, or Michigan business and industrial development company, such as our insurance company, our mortgage company, our real estate company, or our BIDCO. Under another such exception, in certain circumstances and with prior notice to or approval of the FDIC, our bank could invest up to 10% of its total assets in the equity securities of a subsidiary corporation engaged in the acquisition and development of real property for sale, or the improvement of real property by construction or rehabilitation of residential or commercial units for sale or lease. Our bank has no present plans to make such an investment. Real estate acquired by our bank in satisfaction of or foreclosure upon loans may be held by our bank. Our bank is also permitted to invest in such real estate as is necessary for the convenient transaction of its business. Our bank's Board of Directors may alter the bank's investment policy without shareholder approval at any time.

     Additional detail and information relative to the securities portfolio is incorporated by reference to Management's Discussion and Analysis beginning at Page F-4 and Note 2 of the Consolidated Financial Statements on pages F-39 through F-41 included in this Annual Report.

COMPETITION

     Our primary market area for loans and core deposits is Kent and Ottawa Counties of western Michigan, which includes the City of Grand Rapids, the second largest city in the State of Michigan. We face substantial competition in all phases of our operations from a variety of different competitors. We compete for deposits, loans and other financial services with numerous Michigan-based and out-of-state banks, savings banks, thrifts, credit unions and other financial institutions as well as from other entities that provide financial services. Some of the financial institutions and financial service organizations with which we compete are not subject to the same degree of regulation as we are. Many of our primary competitors have been in business for many years, have established customer bases, are larger, have substantially higher lending limits than we do, and offer larger branch networks and other services which we do not. Most of these same entities have greater capital resources than we do, which, among other things, may allow them to price their services at levels more favorable to the customer and to provide larger credit facilities than we do. Under the Gramm-Leach-Bliley Act, effective March 11, 2000, securities firms and insurance companies that elect to become financial holding companies may acquire banks and other financial institutions. The Gramm-Leach-Bliley Act may significantly change the competitive environment in which we conduct our business. The financial services industry is also likely to become more competitive as further technological advances enable more companies to provide financial services.

SELECTED STATISTICAL INFORMATION

     Management's Discussion and Analysis beginning at Page F-4 in this Annual Report includes selected statistical information.

RETURN ON EQUITY AND ASSETS

     Return on Equity and Asset information is included in Management's Discussion and Analysis beginning at Page F-4 in this Annual Report.

AVAILABLE INFORMATION

     We maintain an internet website at www.mercbank.com. We make available on or through our website, free of charge, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as soon as reasonably practical after we electronically file such material with, or furnish it to, the Securities and Exchange Commission. We do not intend the address of our website to be an active link or to otherwise incorporate the contents of our website into this Annual Report.

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

     Our bank designed and constructed a full service branch and retail loan facility in Alpine Township, a northwest suburb of Grand Rapids, which opened in July of 1999. The facility is one story, of masonry construction, and has approximately 8,000 square feet of usable space. The land and building are owned by our bank. The facility has multiple drive-through lanes and ample parking space. The address of this facility is 4613 Alpine Avenue NW, Comstock Park, Michigan.

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

     During 2003 our bank designed and started construction of a new four-story facility located approximately two miles north from the center of downtown Grand Rapids. This facility will serve as the new location for our bank's current downtown facility located on North Division Avenue, with all existing functions and employees at that location ultimately transferring to this new facility upon completion. Currently, the North Division Avenue facility serves as our bank's main office, and houses our bank's commercial lending and review function, a full service branch, portions of our bank's retail lending and business development function and our bank's brokerage operation. The new facility will also house our bank's loan operations function, which is currently located at our facility on Alpine Avenue NW, as well as the company's and bank's administration function currently located in Wyoming, Michigan. The facility will consist of approximately 55,000 square feet of usable space and contain multiple drive-through lanes with ample parking. The address of this facility is 310 Leonard Street NW, Grand Rapids, Michigan. Completion date for this facility is expected during the second quarter of 2005.

     During 2003 our bank designed and started construction of a new two-story facility located in Holland, Michigan. This facility, which was completed during the fourth quarter of 2004, serves as a full service banking center for the Holland area, including commercial lending, retail lending and a full service branch. The facility consists of approximately 30,000 square feet of usable space and contains multiple drive-through lanes with ample parking. The address of this facility is 880 East 16th Street, Holland, Michigan.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

     Our common stock is quoted on the Nasdaq National Market under the symbol "MBWM". At February 1, 2005, there were 255 record holders of our common stock. In addition, we estimate that there were approximately 3,000 beneficial owners of our common stock who own their shares through brokers or banks.

     The following table shows the high and low bid prices for our common stock as reported by the Nasdaq National Market for the periods indicated, and the quarterly cash dividends paid by us during those periods. The prices do not include retail mark-up, mark-down or commission, but have been adjusted for the 5% stock dividends paid on May 3, 2004 and February 3, 2003.

                                                       HIGH      LOW    DIVIDEND
                                                      ------   ------   --------
2004
First Quarter .....................................   $38.77   $32.97     $0.09
Second Quarter ....................................    37.28    31.55      0.09
Third Quarter .....................................    36.05    32.82      0.09
Fourth Quarter ....................................    44.00    34.51      0.09

2003
First Quarter .....................................   $25.32   $20.78     $0.08
Second Quarter ....................................    27.38    22.66      0.08
Third Quarter .....................................    32.59    26.65      0.08
Fourth Quarter ....................................    35.44    29.97      0.08

     Holders of our common stock are entitled to receive dividends that the Board of Directors may declare from time to time. We may only pay dividends out of funds that are legally available for that purpose. We are a holding company and substantially all of our assets are held by our subsidiaries. Our ability to pay dividends to our shareholders depends primarily on our bank's ability to pay dividends to us. Dividend payments and extensions of credit to us from our bank are subject to legal and regulatory limitations, generally based on capital levels and current and retained earnings imposed by law and regulatory agencies with authority over our bank. The ability of our bank to pay dividends is also subject to its profitability, financial condition, capital expenditures and other cash flow requirements. In addition, under the terms of our subordinated debentures, we would be precluded from paying dividends on our common stock if an event of default has occurred and is continuing under the subordinated debentures, or if we exercised our right to defer payments of interest on the subordinated debentures, until the deferral ended.

     On January 11, 2005, we declared a $0.10 per share cash dividend on our common stock, payable on March 10, 2005 to record holders as of February 10, 2005. We currently expect to continue to pay a quarterly cash dividend, although there can be no assurance that we will continue to do so.

     On October 12, 2004, we issued 15,000 shares of our common stock to one of our employees upon their exercise of employee stock options issued under our 1997 Employee Stock Option Plan. We received a weighted average exercise price of $8.227 per share aggregating $123,405.00. The exercise price for these shares was substantially paid by the employee delivering to us common stock of the company that he already owned having an aggregate value of $123,388.40, with the difference paid in cash. Also on October 12, 2004, we issued 1,000 shares of our common stock to another one of our employees upon their exercise of employee stock options issued under our 1997 Employee Stock Option Plan. We received a weighted average exercise price of $8.227 per share aggregating $8,227.00. The exercise price for these shares was substantially paid by the employee delivering to us common stock of the company that he already owned having an aggregate value of $8,190.67, with the difference paid in cash. On October 13, 2004, we issued 1,000 shares of our common stock to one of our employees upon their exercise of employee stock options issued under our 1997 Employee Stock Option Plan. We received a weighted average exercise price of $8.227 per share aggregating $8,227.00. The exercise price for these shares was substantially paid by the employee delivering to us common stock of the company that he already owned having an aggregate value of $8,195.01, with the difference paid in cash. The shares issued under the 1997 Employee Stock Option Plan were issued in reliance on an exemption from registration under the Securities Act of 1933 based on Section 4(2) of that Act, and Regulation D issued under that Act.

Issuer Purchases of Equity Securities

                                               (c) Total Number of
                  (a) Total                    Shares Purchased as   (d) Maximum Number of
                  Number of     (b) Average      Part of Publicly    Shares that May Yet Be
                    Shares    Price Paid Per    Announced Plans or     Purchased Under the
Period            Purchased        Share             Programs           Plans or Programs
------            ---------   --------------   -------------------   ----------------------
October 1 - 31      3,703         $37.746               0                       0
November 1 - 30         0             N/A               0                       0
December 1 - 31         0             N/A               0                       0
Total               3,703         $37.746               0                       0

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

     Management's Discussion and Analysis on pages F-4 through F-25 in this Annual Report is incorporated here by reference.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The information under the heading "Market Risk Analysis" on pages F-22 through F-25 in this Annual Report is incorporated here by reference.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The Consolidated Financial Statements, Notes to Consolidated Financial Statements and the Reports of Independent Registered Public Accounting Firm on pages F-26 through F-56 in this Annual Report are incorporated here by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None

ITEM 9A. CONTROLS AND PROCEDURES

     As of December 31, 2004, an evaluation was performed under the supervision of and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of December 31, 2004. There have been no significant changes in our internal controls over financial reporting during the quarter ended December 31, 2004, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

     Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control - Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2004. Our management's assessment of the effectiveness of our internal control over financial reporting as of December 31, 2004 has been audited by Crowe Chizek and Company LLC, an independent registered public accounting firm, as stated in their report which is included herein.

ITEM 9B. OTHER INFORMATION

     On October 28, 2004, the Board of Directors of our bank approved the bank's non-lender bonus plan for 2005. Under the plan, non-lender officers and other non-lender employees of our bank may receive bonuses for 2005 up to a specified percentage of their annual base salary. For our Chairman and Chief Executive Officer, and our President and Chief Operating Officer, the percentage is 50%. For our Executive Vice President and Secretary, and our Senior Vice President, Chief Financial Officer and Treasurer, the percentage is 45%. It is anticipated that for bonuses under the plan, they will be payable only to the extent that after taking into account all of the payments under the plan, our after tax net operating income for 2005 would equal or exceed 120% of the prior year's after tax net income. A copy of the plan is included as an exhibit to this Annual Report.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information presented under the captions "Information about Directors, Nominees and Executive Officers" and "Section 16(a) Beneficial Ownership Compliance" in the definitive Proxy Statement of Mercantile for its April 28, 2005 Annual Meeting of Shareholders (the "Proxy Statement"), a copy of which will be filed with the Securities and Exchange Commission before the meeting date, is incorporated here by reference.

     We have a separately-designated standing audit committee established in accordance with Section 3(a)(58)(A) of the Securities Exchange Act of 1934. The members of the Audit Committee consist of Betty S. Burton, David M. Cassard, C. John Gill, David M. Hecht Calvin D. Murdock and Merle J. Prins. The Board of Directors has determined that Mr. Cassard, a member of the Audit Committee, is qualified as an audit committee financial expert, as that term is defined in the rules of the Securities and Exchange Commission. Mr. Cassard is independent, as independence for audit committee members is defined in the listing standards of the Nasdaq Stock Market and the rules of the Securities and Exchange Commission.

     We have adopted a Code of Ethics that applies to all of our directors, officers and employees, including our principal executive officer, principal financial officer, principal accounting officer or controller, and persons performing similar functions. The Code of Ethics is posted on our website (www.mercbank.com). We intend to post amendments to or waivers from our Code of Ethics, of the type referred to in Item 5.05 of Form 8-K, to the extent applicable to our principal executive officer, principal financial officer, principal accounting officer or controller, and persons performing similar functions, on our website.

ITEM 11. EXECUTIVE COMPENSATION

     The information presented under the captions "Director Compensation," "Compensation Committee Interlocks and Insider Participation," "Summary Compensation Table," "Option Grants in 2004," "Aggregated Stock Option Exercises in 2004 and Year End Option Values" and "Employment Agreements", in the Proxy Statement is incorporated here by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

     The information presented under the caption "Stock Ownership of Certain Beneficial Owners and Management" in the Proxy Statement is incorporated here by reference.

     The following table summarizes information, as of December 31, 2004, relating to compensation plans under which equity securities are authorized for issuance.

                                                                                       Number of securities
                                                                                     remaining available for
                              Number of securities to   Weighted average exercise     future issuance under
                              be issued upon exercise     price of outstanding      equity compensation plans
                              of outstanding options,     options, warrants and       (excluding securities
Plan Category                   warrants and rights               rights             reflected in column (a))
-------------                 -----------------------   -------------------------   -------------------------
                                        (a)                        (b)                          (c)
Equity compensation plans
   approved by security
   holders (1)                        281,822                     $19.60                     262,994

Equity compensation plans
   not approved by security
   holders                                  0                          0                           0

Total                                 281,822                     $19.60                     262,994

(1) These plans are Mercantile's 1997 Employee Stock Option Plan, 2000 Employee Stock Option Plan, 2004 Employee Stock Option Plan and Independent Director Stock Option Plan.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information presented under the caption "Certain Transactions" in the Proxy Statement is incorporated here by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

     The information presented under the caption "Fees to Independent Auditors for 2004 and 2003" in the Proxy Statement is incorporated here by reference.

                                     PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) (1) Financial Statements. The following financial statements and reports of independent registered public accounting firm of Mercantile Bank Corporation and its subsidiaries are filed as part of this report:

     Reports of Independent Registered Public Accounting Firm dated February 26, 2005

     Consolidated Balance Sheets --- December 31, 2004 and 2003

     Consolidated Statements of Income for each of the three years in the period ended December 31, 2004

     Consolidated Statements of Changes in Shareholders' Equity for each of the three years in the period ended December 31, 2004

     Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 2004

     Notes to Consolidated Financial Statements

     The financial statements, the notes to financial statements, and the reports of independent registered public accounting firm listed above are incorporated by reference in Item 8 of this report.

     (2)  Financial Statement Schedules

          Not applicable

(b) Exhibits:

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

   10.1 Our 1997 Employee Stock Option Plan is incorporated by reference to exhibit 10.1 of our Registration Statement on Form SB-2
              (Commission File No. 333-33081) that became effective on October
              23, 1997 *

   10.2 Our 2000 Employee Stock Option Plan is incorporated by reference to exhibit 10.14 of our Form 10-K for the year ended December 31, 2000 *

   10.3 Our 2004 Employee Stock Option Plan is incorporated by reference to exhibit 10.1 of our Form 10-Q for the quarter ended September
              30, 2004 *

EXHIBIT NO.                           EXHIBIT DESCRIPTION
-----------                           -------------------
   10.4       Form of Stock Option Agreement for options under the 2004 Employee
              Stock Option Plan is incorporated by reference to exhibit 10.2 of our Form 10-Q for the quarter ended September 30, 2004 *

   10.5 Our Independent Director Stock Option Plan is incorporated by reference to exhibit 10.26 of our Form 10-K for the year ended
              December 31, 2002 *

   10.6       Form of Stock Option Agreement for options under the Independent
              Director Stock Option Plan is incorporated by reference to exhibit
              10.1 of our Form 8-K dated October 21, 2004 *

   10.7 Nonlender Bonus Plan is incorporated by reference to exhibit 10.3 of our Form 10-Q for the quarter ended September 30, 2004 *

   10.8       Mercantile Bank of West Michigan Deferred Compensation Plan for
              Members of the Board of Directors (1999) is incorporated by reference to Exhibit 10.6 of the Registration Statement of the company and our trust on Form SB-2 (Commission File Nos. 333-84313 and 333-84313-01) that became effective on September 13, 1999 *

   10.9       Lease Agreement between our bank and Division Avenue Partners,
              L.L.C. dated August 16, 1997, is incorporated by reference to exhibit 10.2 of our Registration Statement on Form SB-2
              (Commission File No. 333-33081) that became effective October 23,
              1997

   10.10      Agreement between Fiserv Solutions, Inc. and our bank dated
              September 10, 1997, is incorporated by reference to exhibit 10.3 of our Registration Statement on Form SB-2 (Commission File No.
              333-33081) that became effective on October 23, 1997

   10.11      Extension Agreement of Data Processing Contract between Fiserv
              Solutions, Inc. and our bank dated May 12, 2000 extending the agreement between Fiserv Solutions, Inc. and our bank dated
              September 10, 1997, is incorporated by reference to exhibit 10.15 of our Form 10-K for the year ended December 31, 2000

   10.12      Extension Agreement of Data Processing Contract between Fiserv
              Solutions, Inc. and our bank dated November 22, 2002 extending the agreement between Fiserv Solutions, Inc. and our bank dated
              September 10, 1997, is incorporated by reference to exhibit 10.5 of our Form 10-K for the year ended December 31, 2002

   10.13      Amended and Restated Employment Agreement dated as of October 18,
              2001, among the company, our bank and Gerald R. Johnson, Jr., is incorporated by reference to exhibit 10.21 of our Form 10-K for the year ended December 31, 2001 *

   10.14      Amended and Restated Employment Agreement dated as of October 18,
              2001, among the company, our bank and Michael H. Price, is incorporated by reference to exhibit 10.22 of our Form 10-K for the year ended December 31, 2001 *

   10.15 Employment Agreement dated as of October 18, 2001, among the company, our bank and Robert B. Kaminski, is incorporated by reference to exhibit 10.23 of our Form 10-K for the year ended
              December 31, 2001 *

EXHIBIT NO.                           EXHIBIT DESCRIPTION
-----------                           -------------------
   10.16      Employment Agreement dated as of October 18, 2001, among the company, our bank and Charles E. Christmas, is incorporated by reference to exhibit 10.23 of our Form 10-K for the year ended
              December 31, 2001 *

   10.17 Amendment to Employment Agreement dated as of October 17, 2002, among the company, our bank and Gerald R. Johnson, Jr., is incorporated by reference to exhibit 10.21 of our Form 10-K for the year ended December 31, 2002 *

   10.18 Amendment to Employment Agreement dated as of October 17, 2002, among the company, our bank and Michael H. Price, is incorporated by reference to exhibit 10.22 of our Form 10-K for the year ended
              December 31, 2002 *

   10.19 Amendment to Employment Agreement dated as of October 17, 2002, among the company, our bank and Robert B. Kaminski, is incorporated by reference to exhibit 10.23 of our Form 10-K for the year ended December 31, 2002 *

   10.20 Amendment to Employment Agreement dated as of October 17, 2002, among the company, our bank and Charles E. Christmas, is incorporated by reference to exhibit 10.24 of our Form 10-K for the year ended December 31, 2002 *

   10.21 Amendment to Employment Agreement dated as of October 28, 2004, among the company, our bank and Robert B. Kaminski *

   10.22      Agreement between our bank and Visser Brothers Construction Inc.
              dated May 8, 2002, on Standard Form of Agreement Between Owner and
              Contractor where the basis of payment is a stipulated sum, is incorporated by reference to exhibit 10.25 of our Form 10-K for the year ended December 31, 2002

   10.23 Agreement between our real estate company and Visser Brothers, Inc. dated November 20, 2003, on Standard Form of Agreement
              Between Owner and Contractor where the basis of payment is a stipulated sum is incorporated by reference to exhibit 10.22 of our Form 10-K for the year ended December 31, 2003

   10.24      Agreement between our bank and Rockford Construction Company,
              Inc., dated December 3, 2003, on Standard Form of Agreement
              Between Owner and Contractor where the basis of payment is a stipulated sum is incorporated by reference to exhibit 10.23 of our Form 10-K for the year ended December 31, 2003

   10.25      Junior Subordinated Indenture between us and Wilmington Trust
              Company dated September 16, 2004 providing for the issuance of the Series A and Series B Floating Rate Junior Subordinated Notes due
              2034 is incorporated by reference to exhibit 10.1 of our Form 8-K dated December 15, 2004

   10.26      Amended and Restated Trust Agreement dated September 16, 2004 for
              Mercantile Bank Capital Trust I is incorporated by reference to exhibit 10.2 of our Form 8-K dated December 15, 2004

   10.27 Placement Agreement between us, Mercantile Bank Capital Trust I, and SunTrust Capital Markets, Inc. dated September 16, 2004 is incorporated by reference to exhibit 10.3 of our Form 8-K dated
              December 15, 2004

EXHIBIT NO.                           EXHIBIT DESCRIPTION
-----------                           -------------------
   10.28      Guarantee Agreement dated September 16, 2004 between Mercantile as
              Guarantor and Wilmington Trust Company as Guarantee Trustee is
              incorporated by reference to exhibit 10.4 of our Form 8-K dated
              December 15, 2004

     21       Subsidiaries of the company

     23       Consent of Independent Registered Public Accounting Firm

     31       Rule 13a-14(a) Certifications

    32.1      Section 1350 Chief Executive Officer Certification

    32.2      Section 1350 Chief Financial Officer Certification

*    - Management contract or compensatory plan


(c)  Financial Statements Not Included In Annual Report

     Not applicable

                           MERCANTILE BANK CORPORATION

                        CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2004 and 2003

                           MERCANTILE BANK CORPORATION

                        CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2004 and 2003

                                 CONTENTS
SELECTED FINANCIAL DATA..................................................   F-3

MANAGEMENT'S DISCUSSION AND ANALYSIS.....................................   F-4

REPORTS OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM.................   F-26

REPORT BY MERCANTILE BANK CORPORATION'S MANAGEMENT ON INTERNAL
   CONTROL OVER FINANCIAL REPORTING......................................   F-28

CONSOLIDATED FINANCIAL STATEMENTS

   CONSOLIDATED BALANCE SHEETS...........................................   F-29

   CONSOLIDATED STATEMENTS OF INCOME.....................................   F-30

   CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY............   F-31

   CONSOLIDATED STATEMENTS OF CASH FLOWS.................................   F-33

   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS............................   F-34

                             SELECTED FINANCIAL DATA

                                                        2004         2003        2002       2001       2000
                                                     ----------   ----------   --------   --------   --------
                                                               (In thousands except per share data)
CONSOLIDATED RESULTS OF OPERATIONS:

Interest income                                      $   69,022   $   54,658   $ 47,632   $ 44,619   $ 36,835
Interest expense                                         26,595       23,395     24,026     28,249     24,608
                                                     ----------   ----------   --------   --------   --------
Net interest income                                      42,427       31,263     23,606     16,370     12,227
Provision for loan and lease losses                       4,674        3,800      3,002      2,370      1,854
Noninterest income                                        4,302        4,409      3,101      1,927      1,240
Noninterest expense                                      23,198       18,071     12,781      9,454      7,515
                                                     ----------   ----------   --------   --------   --------
Income before income tax expense                         18,857       13,801     10,924      6,473      4,098
Income tax expense                                        5,136        3,785      3,167      1,990      1,303
                                                     ----------   ----------   --------   --------   --------
Net income                                           $   13,721   $   10,016   $  7,757   $  4,483   $  2,795
                                                     ==========   ==========   ========   ========   ========

CONSOLIDATED BALANCE SHEET DATA:

Total assets                                         $1,536,119   $1,203,337   $922,360   $699,187   $513,251
Cash and cash equivalents                                20,811       16,564     28,117     19,938     18,102
Securities                                              152,965      121,510     96,893     78,818     60,457
Loans and leases, net of deferred fees                1,317,124    1,035,963    771,554    587,248    429,804
Allowance for loan and lease losses                      17,819       14,379     10,890      8,494      6,302
Bank owned life insurance policies                       23,750       16,441     14,876      3,991          0

Deposits                                              1,159,181      902,892    754,113    569,077    425,740
Securities sold under agreements to repurchase           56,317       49,545     50,335     36,485     32,151
Federal Home Loan Bank advances                         120,000       90,000     15,000          0          0
Subordinated debentures                                  32,990       16,495     16,495     16,495     16,495
Shareholders' equity                                    141,617      130,201     79,834     71,463     31,854

CONSOLIDATED FINANCIAL RATIOS:

Return on average assets                                   0.99%        0.96%      0.97%      0.74%      0.63%
Return on average shareholders' equity                    10.16%       10.61%     10.30%      9.05%      9.48%
Average shareholders' equity to average assets             9.79%        9.00%      9.45%      8.21%      6.63%

Nonperforming loans and leases to loans and leases         0.22%        0.17%      0.10%      0.24%      0.02%
Allowance for loan and lease losses to loans               1.35%        1.39%      1.41%      1.45%      1.47%

Tier 1 leverage capital                                   11.53%       12.49%     10.72%     13.00%      8.59%
Tier 1 leverage risk-based capital                        11.82%       12.60%     10.85%     13.00%      8.59%
Total risk-based capital                                  13.03%       13.84%     12.10%     14.25%     10.97%

PER SHARE DATA:

Net Income:
   Basic                                             $     1.91   $     1.65   $   1.36   $   1.05   $   0.93
   Diluted                                                 1.87         1.61       1.34       1.04       0.92

Book value at end of period                               19.69        18.17      14.03      12.56      10.55
Dividends declared                                         0.36         0.32         NA         NA         NA
Dividend payout ratio                                     18.60%       18.41%        NA         NA         NA

NA   - Not Applicable

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

The following discussion and other portions of this Annual Report contain forward-looking statements that are based on management's beliefs, assumptions, current expectations, estimates and projections about the financial services industry, the economy, and about our company. Words such as "anticipates," "believes," "estimates," "expects," "forecasts," "intends," "is likely," "plans," "projects," variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions ("Future Factors") that are difficult to predict with regard to timing, extent, likelihood and degree of occurrence. Therefore, actual results and outcomes may materially differ from what may be expressed or forecasted in such forward-looking statements. We undertake no obligation to update, amend, or clarify forward-looking statements, whether as a result of new information, future events (whether anticipated or unanticipated), or otherwise.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The Management's Discussion and Analysis of financial condition and results of operations are based on Mercantile Bank Corporation's consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan and lease losses, and actual results could differ from those estimates.

The allowance for loan and lease losses is maintained at a level we believe is adequate to absorb probable losses identified and inherent in the loan and lease portfolio. Our evaluation of the adequacy of the allowance for loan and lease losses is an estimate based on reviews of individual loans, assessments of the impact of current and anticipated economic conditions on the portfolio, and historical loss experience. The allowance for loan and leases losses represents management's best estimate, but significant downturns in circumstances relating to loan and lease quality or economic conditions could result in a requirement for an increased allowance for loan and lease losses in the near future. Likewise, an upturn in loan and lease quality or improved economic conditions may result in a decline in the required allowance for loan and lease losses. In either instance unanticipated changes could have a significant impact on operating earnings.

The allowance for loan and lease losses is increased through a provision charged to operating expense. Uncollectible loans and leases are charged-off through the allowance for loan and lease losses. Recoveries of loans and leases previously charged-off are added to the allowance for loan and lease losses. A loan is considered impaired when it is probable that contractual interest and principal payments will not be collected either for the amounts or by the dates as scheduled in the loan agreement. Our policy for recognizing income on impaired loans is to accrue interest unless a loan is placed on nonaccrual status.

INTRODUCTION

This Management's Discussion and Analysis should be read in conjunction with the consolidated financial statements contained herein. This discussion provides information about the consolidated financial condition and results of operations of Mercantile Bank Corporation and its consolidated subsidiary, Mercantile Bank of West Michigan ("our bank"), and of Mercantile Bank Mortgage Company, LLC ("our mortgage company"), Mercantile BIDCO, Inc. ("our BIDCO"), Mercantile Bank Real Estate Co., L.L.C. ("our real estate company") and Mercantile Insurance Center, Inc. (our insurance company"), subsidiaries of our bank. Unless the text clearly suggests otherwise, references to "us," "we," "our," or "the company" include Mercantile Bank Corporation and its wholly-owned subsidiaries referred to above.

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

Mercantile Bank Capital Trust I ("the Mercantile trust"), a business trust established by the company, was incorporated in 2004 for the purpose of issuing Series A and Series B Preferred Securities. On September 16, 2004, the Mercantile trust sold the Series A Preferred Securities in a private sale for $16.0 million, and also sold $495,000 of Series A Common Securities to Mercantile Bank Corporation. The proceeds of the Series A Preferred Securities and the Series A Common Securities were used by the Mercantile trust to purchase $16,495,000 of Series A Floating Rate Notes that were issued by Mercantile Bank Corporation on September 16, 2004. Mercantile Bank Corporation used the proceeds of the Series A Floating Rate Notes to finance the redemption on September 17, 2004 of the $16.0 million of 9.60% Cumulative Preferred Securities issued in 1999 by MBWM Capital Trust I. On December 10, 2004, the Mercantile trust sold the Series B Preferred Securities in a private sale for $16.0 million, and also sold $495,000 of Series B Common Securities to Mercantile Bank Corporation. The proceeds of the Series B Preferred Securities and the Series B Common Securities were used by the Mercantile trust to purchase $16,495,000 of Series B Floating Rate Notes that were issued by Mercantile Bank Corporation on December 10, 2004. Substantially all of the net proceeds of the Series B Floating Rate Notes were contributed to our bank as capital to provide support for asset growth, fund investments in loans and securities and for general corporate purposes.

The only significant assets of the Mercantile trust are the Series A and Series B Floating Rate Notes, and the only significant liabilities of the Mercantile trust are the Series A and Series B Preferred Securities. The Series A and Series B Floating Rate Notes are categorized on the company's consolidated balance sheet as subordinated debentures and the interest expense is recorded on the company's consolidated statement of income under interest expense on long-term borrowings.

Our mortgage company's predecessor, Mercantile Bank Mortgage Company, was formed to increase the profitability and efficiency of the company's mortgage loan operations. Mercantile Bank Mortgage Company initiated business on October 24, 2000 from our bank's contribution of most of its residential mortgage loan portfolio and participation interests in certain commercial mortgage loans. On the same date our bank had also transferred its residential mortgage origination function to Mercantile Bank Mortgage Company. On January 1, 2004, Mercantile Bank Mortgage Company was reorganized as Mercantile Bank Mortgage Company, LLC, a limited liability company. Mortgage loans originated and held by our mortgage company are serviced by our bank pursuant to a servicing agreement.

On February 7, 2002 our BIDCO was granted a license by the Michigan Office of Financial and Insurance Services to operate as a Michigan Business and Industrial Development Company. Our BIDCO, a non-depository Michigan financial institution, offers equipment lease financing, asset based loans, junior debt facilities and other financing where equity features may be part of the facility pricing.

Our insurance company acquired, at nominal cost, an existing shelf insurance agency effective April 15, 2002. An Agency and Institution Agreement was entered into among our insurance company, our bank and Hub International for the purpose of providing programs of mass marketed personal lines of insurance. Insurance product offerings include private passenger automobile, homeowners, personal inland marine, boat owners, recreational vehicle, dwelling fire, umbrella policies, small business and life insurance products, all of which are provided by and written through companies that have appointed Hub International as their agent. The insurance products are marketed through a central facility operated by the Michigan Bankers Insurance Association, members of which include the insurance subsidiaries of various Michigan-based financial institutions and Hub International. Our insurance company receives commissions based upon written premiums produced under the Agency and Institution Agreement.

Our real estate company was organized on July 21, 2003, principally to develop, construct and own a new facility to be constructed in downtown Grand Rapids which will serve as our bank's new main office and Mercantile Bank Corporation's headquarters.

FINANCIAL CONDITION

We continued to experience significant asset growth during 2004. Assets increased from $1,203.3 million on December 31, 2003 to $1,536.1 million on December 31, 2004. This represents an increase in total assets of $332.8 million, or 27.7%. The increase in total assets was primarily comprised of a $277.7 million increase in net loans and a $31.5 million increase in securities. The increase in assets was primarily funded by a $256.3 million increase in deposits, a $30.0 million increase in Federal Home Loan Bank advances, a $16.5 million increase in subordinated debentures and a $11.4 million increase in shareholder's equity.

EARNING ASSETS

Average earning assets equaled 95.3% of average total assets during 2004, compared to 95.2% during 2003. Although we experienced significant asset growth during 2004, the asset composition remained relatively constant. The loan portfolio continued to comprise a majority of earning assets, followed by securities, federal funds sold and short-term investments.

Our loan and lease portfolio, which equaled 89.6% of average earnings assets during 2004, is primarily comprised of commercial loans and leases. Constituting 90.3% of average loans and leases and growing by $250.7 million during 2004, the commercial loan and lease portfolio represent loans to businesses generally located within our market area. Approximately 69% of the commercial loan and lease portfolio is primarily secured by real estate properties, with the remaining generally secured by other business assets such as accounts receivable, inventory, and equipment. The continued significant concentration of the loan and lease portfolio in commercial loans and leases and the rapid growth of this portion of our lending business are consistent with our strategy of focusing a substantial amount of our efforts on "wholesale" banking. Corporate and business lending continues to be an area of expertise for our senior management team, and our 15 commercial lenders have over 220 years of combined commercial lending experience, ten of whom have 15 years or more experience. Of each of the loan categories that we originate, commercial loans and leases are most efficiently originated and managed, thus limiting overhead costs by necessitating the attention of fewer full-time employees. Our commercial lending business generates the greatest amount of local deposits and is virtually our only source of significant demand deposits.

Residential mortgage and consumer lending, while averaging only 9.7% of average loans during 2004, also experienced strong growth; however, while we expect the residential mortgage loan and consumer loan portfolios to increase in future periods, given our wholesale banking strategy, the commercial sector of the lending efforts and resultant assets are expected to remain the dominant loan portfolio category.

The following tables present the maturity of total loans outstanding, as of December 31, 2004, according to scheduled repayments of principal on fixed rate loans and repricing frequency on variable rate loans. Floating rate loans that are currently at interest rate floors are treated as fixed rate loans and are reflected using maturity date and not repricing frequency.

                                             0-1            1-5         After 5
                                            Year           Years         Years           Total
                                        ------------   ------------   -----------   --------------
Construction and land development       $117,910,000   $ 17,898,000   $   897,000   $  136,705,000
Real estate - secured by 1-4 family
   properties                             78,370,000     31,274,000    12,991,000      122,635,000
Real estate - secured by multi-family
   properties                             25,725,000      9,458,000             0       35,183,000
Real estate - secured by
   nonresidential properties             440,121,000    189,044,000    20,250,000      649,415,000
Commercial                               321,821,000     40,321,000     3,473,000      365,615,000
Leases                                       367,000      2,206,000             0        2,573,000
Consumer                                   1,770,000      3,174,000        54,000        4,998,000
                                        ------------   ------------   -----------   --------------
                                        $986,084,000   $293,375,000   $37,665,000   $1,317,124,000
                                        ============   ============   ===========   ==============
Fixed rate loans                        $ 31,489,000   $292,319,000   $37,665,000   $  361,473,000
Floating rate loans                      954,595,000      1,056,000             0      955,651,000
                                        ------------   ------------   -----------   --------------
                                        $986,084,000   $293,375,000   $37,665,000   $1,317,124,000
                                        ============   ============   ===========   ==============

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

The quality of our loan portfolio remains strong, with past due loans and net loan charge-offs well below banking industry averages during 2004. As of December 31, 2004, past due and nonaccrual loans and leases totaled $2.8 million, or 0.22% of total loans and leases. At December 31, 2003, past due and nonaccrual loans totaled $1.8 million, or 0.17% of total loans. Net loan and lease charge-offs during 2004 totaled $1.2 million, or 0.10% of average total loans and leases. During 2003 net loan and lease charge-offs totaled $311,000, or 0.04% of average total loans and leases. Over 98% of the loan portfolio consists of loans extended directly to companies or individuals doing business and residing within our market area. The remaining portion is comprised of commercial loans participated with certain unaffiliated commercial banks outside the immediate area, which are underwritten using the same loan criteria as though our bank was the originating bank.

The following table summarizes nonperforming loans and troubled debt restructurings.

                           December 31,2004   December 31, 2003   December 31, 2002   December 31, 2001   December 31, 2000
                           ----------------   -----------------   -----------------   -----------------   -----------------
Loans on nonaccrual
   status                     $2,842,000          $  233,000           $796,000            $382,000            $95,000

Loans 90 days or more
   past due and accruing
   interest                            0           1,552,000                  0                   0                  0

Troubled debt
   restructurings                      0                   0                  0                   0                  0
                              ----------          ----------           --------            --------            -------
   Total                      $2,842,000          $1,785,000           $796,000            $382,000            $95,000
                              ==========          ==========           ========            ========            =======

The following table summarizes changes in the allowance for loan and lease losses for the past five years.

                                                 2004              2003             2002            2001            2000
                                            --------------    --------------    ------------    ------------    ------------
Loan and leases outstanding at year-end     $1,317,124,000    $1,035,963,000    $771,554,000    $587,248,000    $429,804,000
                                            ==============    ==============    ============    ============    ============
Daily average balance of loans and
   leases outstanding                       $1,177,568,000    $  887,512,000    $669,781,000    $500,965,000    $372,428,000
                                            ==============    ==============    ============    ============    ============
Balance of allowance at beginning of year   $   14,379,000    $   10,890,000    $  8,494,000    $  6,302,000    $  4,620,000
Loans and leases charged-off:
   Commercial, financial and agricultural       (1,328,000)         (471,000)       (696,000)       (247,000)       (147,000)
   Construction and land development                     0                 0               0               0               0
   Leases                                                0                 0               0               0               0
   Residential real estate                         (16,000)          (26,000)              0          (4,000)              0
   Instalment loans to individuals                 (61,000)          (99,000)        (10,000)         (1,000)        (38,000)
                                            --------------    --------------    ------------    ------------    ------------
      Total loans and leases charged-off        (1,405,000)         (596,000)       (706,000)       (252,000)       (185,000)

Recoveries of previously charged-off
loans and leases:
   Commercial, financial and agricultural          150,000           257,000          78,000          73,000          13,000
   Construction and land development                     0                 0               0               0               0
   Leases                                                0                 0               0               0               0
   Residential real estate                               0            78,000           4,000               0               0
   Instalment loans to individuals                  21,000             6,000          18,000           1,000               0
                                            --------------    --------------    ------------    ------------    ------------
      Total recoveries                             171,000           285,000         100,000          74,000          13,000
                                            --------------    --------------    ------------    ------------    ------------
      Net charge-offs                           (1,234,000)         (311,000)       (606,000)       (178,000)       (172,000)

Provision for loan and leases losses             4,674,000         3,800,000       3,002,000       2,370,000       1,854,000
                                            --------------    --------------    ------------    ------------    ------------
Balance of allowance at year-end            $   17,819,000    $   14,379,000    $ 10,890,000    $  8,494,000    $  6,302,000
                                            ==============    ==============    ============    ============    ============
Ratio of net charge-offs during the
   period to average loans and leases
   outstanding during the period                     (0.10%)           (0.04%)         (0.09%)         (0.04%)         (0.05%)
                                            ==============    ==============    ============    ============    ============
Ratio of allowance to loans and leases
   outstanding at end of the period                   1.35%             1.39%           1.41%           1.45%           1.47%
                                            ==============    ==============    ============    ============    ============

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

The Reserve Analysis, used since the inception of our bank and completed monthly, applies reserve allocation factors to outstanding loan and lease balances to calculate an overall allowance dollar amount. For commercial loans and leases, which continue to comprise a vast majority of our total loans, reserve allocation factors are based upon the loan ratings as determined by our loan rating paradigm that is administered by our loan review function. For retail loans, reserve allocation factors are based upon the type of credit. Adjustments for specific loan relationships, including impaired loans, are made on a case-by-case basis. The reserve allocation factors are primarily based on the experience of senior management making similar loans in the same community for almost 20 years. The Reserve Analysis is reviewed regularly by senior management and the Board of Directors and is adjusted periodically based upon identifiable trends and experience.

The following table illustrates the breakdown of the allowance balance to loan type (dollars in thousands) and of the total loan and lease portfolio (in percentages).

                       December 31, 2004     December 31, 2003     December 31, 2002     December 31, 2001    December 31, 2000
                      -------------------   -------------------   -------------------   ------------------   ------------------
                                   Loan                  Loan                  Loan                 Loan                 Loan
                       Amount   Portfolio    Amount   Portfolio    Amount   Portfolio   Amount   Portfolio   Amount   Portfolio
                      -------   ---------   -------   ---------   -------   ---------   ------   ---------   ------   ---------
Commercial,
   financial and
   agricultural       $15,457      79.8%    $12,220      79.0%    $ 9,188      77.9%    $7,172      81.0%    $5,259      81.6%
Construction and
   land development     1,581      10.3       1,571      11.4       1,143      13.5        785      10.7        580       9.0
Leases                     39       0.2          26       0.2          11       0.1          0        NA          0        NA
Residential real
   estate                 557       9.3         450       8.9         443       7.9        453       7.2        369       7.8
Instalment loans
   to individuals         185       0.4         112       0.5         105       0.6         84       1.1         94       1.6
Unallocated                 0        NA           0        NA           0        NA          0        NA          0        NA
                      -------     -----     -------     -----     -------     -----     ------     -----     ------     -----
  Total               $17,819     100.0%    $14,379     100.0%    $10,890     100.0%    $8,494     100.0%    $6,302     100.0%
                      =======     =====     =======     =====     =======     =====     ======     =====     ======     =====

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

The securities portfolio also experienced significant growth during 2004, increasing from $121.5 million on December 31, 2003 to $153.0 million at December 31, 2004. During 2004, the securities portfolio equaled 9.9% of average earning assets. We maintain the portfolio at levels to provide adequate pledging for the repurchase agreement program and secondary liquidity for our daily operations. In addition, the portfolio serves a primary interest rate risk management function. At December 31, 2004, the portfolio was comprised of high credit quality U.S. Government Agency issued bonds (37%), municipal general obligation and revenue bonds (34%), U.S. Government Agency issued and guaranteed mortgage-backed securities (25%) and Federal Home Loan Bank stock (4%).

The following table reflects the composition of the securities portfolio.

                                 December 31, 2004           December 31, 2003           December 31, 2002
                             -------------------------   -------------------------   ------------------------
                               Carrying                    Carrying                    Carrying
                                 Value      Percentage       Value      Percentage      Value      Percentage
                             ------------   ----------   ------------   ----------   -----------   ----------
U.S. Government
   agency debt obligations   $ 56,025,000      38.3%     $ 34,078,000      29.2%     $16,338,000      17.0%

Mortgage-backed securities     37,801,000      25.9        37,343,000      32.1       43,276,000      45.0

Municipal general
   obligations                 45,063,000      30.8        38,594,000      33.1       29,578,000      30.8

Municipal revenue bonds         7,278,000       5.0         6,518,000       5.6        6,915,000       7.2
                             ------------     -----      ------------     -----      -----------     -----
  Total                      $146,167,000     100.0%     $116,533,000     100.0%     $96,107,000     100.0%

All securities, with the exception of tax-exempt municipal bonds, have been designated as "available for sale" as defined in Financial Accounting Standards Board Standard (SFAS) No. 115, Accounting for Certain Investments in Debt and Equity Securities. Securities designated as available for sale are stated at fair value, with the unrealized gains and losses, net of income tax, reported as a separate component of shareholders' equity in accumulated other comprehensive income. The fair value of securities designated as available for sale at December 31, 2004 and 2003 was $93.8 million and $71.4 million, respectively. The net unrealized gain recorded at December 31, 2004 and 2003, was $0.2 million and $0.3 million, respectively. All tax-exempt municipal bonds have been designated as "held to maturity" as defined in SFAS No. 115, and are stated at amortized cost. As of December 31, 2004 and 2003, held to maturity securities had an amortized cost of $52.3 million and $45.1 million and a fair value of $54.6 million and $47.1 million, respectively.

The following table shows by class of maturities as of December 31, 2004, the amounts and weighted average yields of investment securities (1):

                                                        Carrying     Average
                                                          Value       Yield
                                                      ------------   -------
                                                      (Dollars in thousands)
U.S. Treasury securities and obligations of U.S.
   Government agencies and corporations
      One year or less                                $          0      NA
      Over one through five years                                0      NA
      Over five through ten years                       56,025,000    5.04%
      Over ten years                                             0      NA
                                                      ------------    ----
                                                        56,025,000    5.04
   Obligations of states and political subdivisions
      One year or less                                     906,000    6.89
      Over one through five years                        4,947,000    6.88
      Over five through ten years                        9,771,000    6.79
      Over ten years                                    36,717,000    6.67
                                                      ------------    ----
                                                        52,341,000    6.72
   Mortgage-backed securities                           37,801,000    4.75
                                                      ------------    ----
                                                      $146,167,000    5.57%
                                                      ============    ====

(1) Yields on tax-exempt securities are computed on a fully taxable-equivalent basis.

Federal funds sold, consisting of excess funds sold overnight to correspondent banks, are used to manage daily liquidity needs and interest rate sensitivity. During 2004, the average balance of these funds equaled 0.5% of average earning assets. This level is well within our internal policy guidelines and is not expected to change significantly in the near future.

Cash and cash equivalents increased from $16.6 million at December 31, 2003, to $20.8 million on December 31, 2004, an increase of $4.2 million. The increase was primarily the result of larger amounts of deposits made by our deposit customers on the last day of 2004 when compared to the last day of 2003. Our commercial lending and wholesale funding focus results in relatively large day-to-day fluctuations of our cash and cash equivalent balances; however, relative to our asset size the balances are generally stable. Cash and cash equivalent balances averaged $38.1 million, or 2.8% of average assets during 2004, compared to $28.7 million, or 2.7% of average assets, during 2003.

Net premises and equipment increased from $15.3 million at December 31, 2003, to $24.6 million on December 31, 2004, an increase of $9.3 million. The increase primarily reflects the land purchase and construction costs associated with our new banking facility in Holland, and the land purchase and initial construction costs associated with our planned new main office in downtown Grand Rapids.

SOURCE OF FUNDS

Our major source of funds is from deposits and Federal Home Loan Bank ("FHLB") advances. Total deposits increased from $902.9 million at December 31, 2003, to $1,159.2 million on December 31, 2004, an increase of $256.3 million, or 28.4%. Included within these numbers is the success we achieved in generating deposit growth from customers located within the market area during 2004. Local deposits increased from $311.3 million at December 31, 2003, to $388.0 million on December 31, 2004, an increase of $76.7 million, or 24.7%. Despite this success in obtaining funds from local customers, the substantial asset growth has necessitated the continued acquisition of funds from depositors outside of the market area and FHLB advances. Out-of-area deposits increased from $591.6 million at December 31, 2003, to $771.2 million on December 31, 2004, an increase of $179.6 million, or 30.3%. FHLB advances increased from $90.0 million at December 31, 2003, to $120.0 million on December 31, 2004, an increase of $30.0 million. At December 31, 2004, local deposits and securities sold under agreements to repurchase ("repurchase agreements") equaled 32.9% of funding liabilities, compared to 34.4% on December 31, 2003.

During 2004 we experienced significant growth in our check-writing deposit accounts, which include noninterest-bearing demand accounts, interest-bearing checking accounts and money market deposit accounts. In aggregate these deposit types grew $30.8 million, or 25.9%. Leading the growth was noninterest-bearing demand accounts. Comprised primarily of business loan customers, noninterest-bearing demand accounts grew $25.2 million, or 32.9%, and equaled 7.3% of average total liabilities during 2004. Interest-bearing checking accounts increased $3.4 million, or 10.0%, and equaled 2.7% of average total liabilities during 2004. Money market deposit accounts increased $2.2 million, or 27.0%, and equaled 0.7% of average total liabilities during 2004. Business loan customers also comprise the majority of interest-bearing checking and money market deposit accounts, although to a lesser extent than noninterest-bearing checking accounts. Pursuant to Federal law and regulations, incorporated businesses may not own interest-bearing checking accounts and transactions from money market accounts are limited. We anticipate continued growth of our check-writing deposit accounts as additional business loans are extended and through the efforts of our branch network and business development activities.

During 2004, savings account balances recorded an increase of $27.7 million, or 27.2%, and equaled 10.9% of average total liabilities. Business loan customers also comprise the majority of savings account holders, although to a lesser extent than check-writing accounts. We anticipate an increase in savings account balances as additional business loans are extended and through the efforts of our branch network and business development activities.

Certificates of deposit purchased by customers located within the market area increased during 2004, growing from $90.5 million at December 31, 2003, to $108.7 million on December 31, 2004, a growth rate of 20.2%. These deposits accounted for 7.7% of average total liabilities during 2004. The growth was primarily attributable to individuals and municipalities. The increase in local municipality certificates of deposit has been facilitated by our qualifying for funds from new municipal customers and additional funds from existing customers through a combination of our asset growth and increased profitability as measured by the municipalities' investment policy guidelines, and is a trend that we expect to continue.

During 2004, certificates of deposit obtained from customers located outside of the market area increased by $179.5 million, and represented 55.0% of average total liabilities during 2004. At December 31, 2004, out-of-area deposits totaled $771.2 million. Out-of-area deposits consist primarily of certificates of deposit placed by deposit brokers for a fee, but also include certificates of deposit obtained from the deposit owners directly. The owners of the out-of-area deposits include individuals, businesses and governmental units located throughout the country. Out-of-area deposits are utilized to support our asset growth, and are generally a lower cost source of funds when compared to the interest rates that would have to be offered in the local market to generate a sufficient level of funds. During most of 2004 rates paid on new out-of-area deposits were very similar to rates paid on new certificates of deposit issued to local customers. In addition, the overhead costs associated with the out-of-area deposits are considerably less than the overhead costs that would be incurred to administer a similar level of local deposits. Although local deposits have and are expected to increase as new business, governmental and consumer deposit relationships are established and as existing customers increase the balances in their deposit accounts, the relatively high reliance on out-of-area deposits will likely remain.

Repurchase agreements increased $6.8 million and equaled 4.0% of average total liabilities during 2004. As part of our sweep account program, collected funds from certain business noninterest-bearing checking accounts are invested in overnight interest-bearing repurchase agreements. Although not considered a deposit account and therefore not afforded federal deposit insurance, the repurchase agreements have characteristics very similar to that of an interest-bearing checking deposit account.

FHLB advances increased $30.0 million and equaled 9.1% of average total liabilities during 2004. FHLB advances are collateralized by residential mortgage loans, first mortgage liens on multi-family residential property loans, first mortgage liens on commercial real estate property loans, and substantially all other assets of our bank, under a blanket lien arrangement. Our borrowing line of credit at December 31, 2004 totaled $193.5 million. We first started to use FHLB advances in late 2002, and expect to continue to use this funding source, along with out-of-area certificates of deposit, as part of our wholesale funding program.

Subordinated debentures increased $16.5 million and equaled 1.4% of average total liabilities during 2004. In September of 2004 we refinanced our then existing $16.5 million in subordinated debentures by issuing a new subordinated debenture in an equal dollar amount. In December of 2004 we issued an additional $16.5 million in subordinated debentures, with substantially all of the net proceeds contributed to our bank as capital to provide support for asset growth, fund investments in loans and securities and for general corporate purposes.

Shareholders' equity increased $11.4 million and equaled 9.8% of average assets during 2004. The increase was primarily attributable to net income from operations. Net income from operations totaled $13.7 million during 2004. Negatively impacting shareholders' equity during 2004 was the payment of cash dividends, which totaled $2.6 million.

RESULTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003

SUMMARY

We recorded strong earnings performance during 2004. Net income was $13.7 million, or $1.91 per basic share and $1.87 per diluted share. This earnings performance compares favorably to net income of $10.0 million, or $1.65 per basic share and $1.61 per diluted share, recorded in 2003. The $3.7 million improvement in net income represents an increase of 37.0%, while diluted earnings per share were up 16.1%, with the difference primarily reflecting the impact of our common stock sale during 2003 and resulting increases in average common shares outstanding during 2004. The earnings improvement during 2004 over that of 2003 is primarily attributable to increased net interest income and improved operating efficiencies resulting from asset growth, strong credit culture and controlled overhead expenses. We expect our percentage rate of loan growth to exceed the banking industry average in 2005.

Net income for 2004 includes an $845,000 ($548,000 after-tax) write-off associated with the unamortized balance of issuance costs related to the redemption of the $16.0 million of 9.60% Cumulative Preferred Securities issued in 1999 by MBWM Capital Trust I. Excluding this one-time expense, net income for 2004 was $14.3 million ($1.99 per basic share and $1.94 per diluted share), which represents a 42.5% increase over net income of $10.0 million ($1.65 per basic share and $1.61 per diluted share) recorded during 2003. We believe excluding the impact of the one-time charge from 2004 operating results and performance measures allows a more meaningful comparison of 2004 results to 2003 results; therefore, the following discussion of our results of operations for the years ended December 31, 2004 and December 31, 2003 includes both GAAP and non-GAAP facts and figures where appropriate.

The following table shows some of the key performance and equity ratios for the years ended December 31, 2004 and 2003.

                                    2004    2003
                                   -----   -----
Return on average total assets      0.99%   0.97%
Return on average equity           10.16   10.61
Dividend payout ratio              18.58   18.42
Average equity to average assets    9.79    9.00

NET INTEREST INCOME

Net interest income, the difference between revenue generated from earning assets and the interest cost of funding those assets, is our primary source of earnings. Interest income (adjusted for tax-exempt income) and interest expense totaled $70.0 million and $26.6 million during 2004, respectively, providing for net interest income of $43.4 million. This performance compares favorably to that of 2003 when interest income and interest expense were $55.5 million and $23.4 million, respectively, providing for net interest income of $32.1 million. In comparing 2004 with 2003, interest income increased 26.2%, interest expense was up 13.7% and net interest income increased 35.3%. The level of net interest income is primarily a function of asset size, as the weighted average interest rate received on earning assets is greater than the weighted average interest cost of funding sources; however, factors such as types of assets and liabilities, interest rate risk, common stock sales, liquidity, and customer behavior also impact net interest income as well as the net interest margin. The net interest margin improved from 3.21% in 2003 to 3.30% in 2004, an increase of 2.8%.

The following table depicts the average balance, interest earned and paid, and weighted average rate of our assets, liabilities and shareholders' equity during 2004, 2003 and 2002 (dollars in thousands). The table also depicts the dollar amount of change in interest income and interest expense of interest-earning assets and interest-bearing liabilities, segregated between change due to volume and change due to rate. For tax-exempt investment securities interest income and yield have been computed on a tax equivalent basis using a marginal tax rate of 35%. Securities interest income was increased by $957,000, $808,000 and $611,000 in 2004, 2003 and 2002, respectively.

                                                            Years ended December 31,
                       -------------------------------------------------------------------------------------------------
                                     2004                              2003                            2002
                       -------------------------------   -------------------------------   -----------------------------
                         Average               Average     Average               Average    Average              Average
                         Balance    Interest     Rate      Balance    Interest     Rate     Balance   Interest     Rate
                       ----------   --------   -------   ----------   --------   -------   --------   --------   -------
Taxable securities     $   82,107   $  3,935     4.79%   $   64,957    $ 2,978    4.58%    $ 53,509    $ 3,023    5.65%
Tax-exempt
   securities              48,322      3,174     6.57        40,695      2,730    6.71       29,956      2,056    6.86
                       ----------   --------             ----------    -------             --------    -------    ----
   Total securities       130,429      7,109     5.45       105,652      5,708    5.40       83,465      5,079    6.09

Loans and leases        1,177,568     62,791     5.33       887,512     49,700    5.60      669,781     43,032    6.42
Short-term
   investments                593          4     0.67           369          1    0.27          194          2    1.03
Federal funds sold          5,942         75     1.26         5,083         57    1.12        7,901        130    1.65
                       ----------   --------             ----------    -------             --------    -------
   Total earning
      assets            1,314,532     69,979     5.32       998,616     55,466    5.55      761,341     48,243    6.34

Allowance for loan
   and lease losses       (16,203)                          (12,471)                         (9,620)
Cash and due
   from banks              31,587                            23,285                          18,568
Other non-earning
   assets                  49,262                            39,767                          27,377
                       ----------                        ----------                        --------
   Total assets        $1,379,178                        $1,049,197                        $797,666
                       ==========                        ==========                        ========

Interest-bearing
   demand
   deposits            $   32,994   $    427     1.29%   $   28,406    $   353    1.24%    $ 22,354    $   399    1.78%
Savings deposits          136,214      2,497     1.83        82,754      1,446    1.75       58,679      1,381    2.35
Money market
   accounts                 8,788        129     1.47         8,488        111    1.31        6,870        127    1.85
Time deposits             780,867     18,733     2.40       652,200     18,197    2.79      518,271     19,561    3.77
                       ----------    -------             ----------    -------             --------    -------
   Total interest-
      bearing
      deposits            958,863     21,786     2.27       771,848     20,107    2.61      606,174     21,468    3.54

Short-term
   borrowings              55,816        877     1.57        49,480        712    1.44       44,395        899    2.03
Federal Home Loan
   Bank advances          112,869      2,471     2.19        46,630        921    1.98        1,014         20    1.97
Long-term
   borrowings              18,938      1,461     7.71        17,394      1,655    9.51       16,936      1,639    9.68
                       ----------   --------             ----------    -------             --------    -------
   Total interest-
      bearing
      liabilities       1,146,486     26,595     2.32       885,352     23,395    2.64      668,519     24,026    3.59
                                    --------                           -------                         -------

Demand deposits            90,534                            63,150                          48,140
Other liabilities           7,156                             6,329                           5,702
                       ----------                        ----------                        --------
   Total liabilities    1,244,176                           954,831                         722,361
Average equity            135,002                            94,366                          75,305
                       ----------                        ----------                        --------
   Total liabilities
      and equity       $1,379,178                        $1,049,197                        $797,666
                       ==========                        ==========                        ========

Net interest
   income                           $ 43,384                           $32,071                         $24,217
                                    ========                           =======                         =======
Rate spread                                      3.00%                            2.91%                           2.75%
                                                 ====                             ====                            ====
Net interest
   margin                                        3.30%                            3.21%                           3.18%
                                                 ====                             ====                            ====

                                                                       Years ended December 31,
                                          ---------------------------------------------------------------------------------
                                                      2004 over 2003                             2003 over 2002
                                          ---------------------------------------   ---------------------------------------
                                             Total         Volume         Rate         Total         Volume         Rate
                                          -----------   -----------   -----------   -----------   -----------   -----------
Increase (decrease) in interest income
   Taxable securities                     $   957,000   $   817,000   $   140,000   $   (45,000)  $   582,000   $  (627,000)
   Tax exempt securities                      444,000       502,000       (58,000)      674,000       721,000       (47,000)
   Loans                                   13,091,000    15,566,000    (2,475,000)    6,668,000    12,701,000    (6,033,000)
   Short term investments                       3,000         1,000         2,000        (1,000)        1,000        (2,000)
   Federal funds sold                          18,000        10,000         8,000       (73,000)      (38,000)      (35,000)
                                          -----------   -----------   -----------   -----------   -----------   -----------
      Net change in tax-equivalent
         income                            14,513,000    16,896,000    (2,383,000)    7,223,000    13,967,000    (6,744,000)

Increase (decrease) in interest expense
   Interest-bearing demand deposits            74,000        59,000        15,000       (46,000)       93,000      (139,000)
   Savings deposits                         1,051,000       977,000        74,000        66,000       477,000      (411,000)
   Money market accounts                       18,000         4,000        14,000       (16,000)       26,000       (42,000)
   Time deposits                              536,000     3,296,000    (2,760,000)   (1,365,000)    4,399,000    (5,764,000)
   Short term borrowings                      165,000        96,000        69,000      (187,000)       94,000      (281,000)
   Federal Home Loan Bank
      advances                              1,550,000     1,440,000       110,000       901,000       901,000             0
   Long term borrowings                      (194,000)      138,000      (332,000)       16,000        44,000       (28,000)
                                          -----------   -----------   -----------   -----------   -----------   -----------
      Net change in interest
         expense                            3,200,000     6,010,000    (2,810,000)     (631,000)    6,034,000    (6,665,000)
                                          -----------   -----------   -----------   -----------   -----------   -----------

      Net change in tax-equivalent
         net interest income              $11,313,000   $10,886,000   $   427,000   $ 7,854,000   $ 7,933,000   $   (79,000)
                                          ===========   ===========   ===========   ===========   ===========   ===========

Interest income is primarily generated from the loan portfolio, and to a lesser degree from securities, federal funds sold and short term investments. Interest income increased $14.5 million during 2004 from that earned in 2003, totaling $70.0 million in 2004 compared to $55.5 million in the previous year. The increase is primarily due to the growth in earning assets, which more than offset the impact of a lower interest rate environment during 2004 when compared to 2003. Reflecting the lower interest rates, the yield on average earning assets decreased from 5.55% recorded in 2003 to 5.32% in 2004.

The growth in interest income is primarily attributable to an increase in earning assets. During 2004, earning assets averaged $1,314.5 million, a level substantially higher than the average earning assets of $998.6 million during 2003. Growth in average total loans and leases, totaling $290.1 million, comprised 91.8% of the increase in average earnings assets during 2004. Interest income generated from the loan and lease portfolio increased $13.1 million during 2004 over the level earned in 2003, comprised of an increase of $15.6 million from the growth in the loan and lease portfolio which was partially offset by a decrease of $2.5 million due to the decline in the yield earned on the loan portfolio to 5.33% from 5.60%. The decline in the loan and lease portfolio yield is primarily due to lower market interest rates during 2004 than in 2003, and a higher percentage of loans and leases at the lower floating rate pricing arrangement versus a higher fixed interest rate arrangement.

Growth in the securities portfolio, combined with a slight increase in yield, also added to the increase in interest income during 2004 over that of 2003. Average securities increased by $24.7 million in 2004, increasing from $105.7 million in 2003 to $130.4 million in 2004. The growth equated to an increase in interest income of $1.3 million, while an increase in the yield earned on the securities portfolio from 5.40% to 5.45% added an additional $0.1 million to interest income. Interest income earned on federal funds sold increased by $18,000 due to a $0.9 million increase in the average balance and a slightly higher yield during 2004.

Interest expense is primarily generated from interest-bearing deposits, and to a lesser degree repurchase agreements, FHLB advances and subordinated debentures. Interest expense increased $3.2 million during 2004 from that paid in 2003, totaling $26.6 million in 2004 compared to $23.4 million in the previous year. The increase in interest expense is primarily attributable to the impact of an increase in interest-bearing liabilities during 2004, which was only partially offset by a lower interest rate environment during 2004 when compared to 2003. Interest-bearing liabilities averaged $1,146.5 million during 2004, a level substantially higher than the average interest-bearing liabilities of $885.4 million during 2003. This growth resulted in increased interest expense of $6.0 million. A decrease in interest expense of $2.8 million was recorded during 2004 due to lower interest rates on certificates of deposit and subordinated debentures, which more than offset the impact of higher interest rates on all other interest-bearing liabilities. The cost of average interest-bearing liabilities decreased from the 2.64% recorded in 2003 to 2.32% in 2004.

Growth in average certificates of deposits, totaling $128.7 million, comprised 49.3% of the increase in average interest-bearing liabilities between 2004 and 2003. Average FHLB advances increased $66.2 million, or 25.4% of the increase in average interest-bearing liabilities. The certificate of deposit growth during 2004 equated to an increase in interest expense of $3.3 million; however, a decrease in interest expense of $2.8 million was recorded due to the decline in the average rate paid as higher-rate certificates of deposit matured and were either renewed or replaced with lower-costing certificates of deposit during most of 2004. FHLB advance growth during 2004 equated to an increase in interest expense of $1.4 million, with an increased average rate adding an additional $0.1 million to interest expense.

Growth in average savings deposits, totaling $53.5 million, equated to an increase in interest expense of $1.0 million, with an additional interest expense of $0.1 million recorded due to an increase in the average rate paid during 2004. Growth in average interest-bearing checking accounts and money market accounts, totaling a combined $4.9 million, equated to an increase in interest expense of $0.1 million, with only a nominal amount of additional interest expense recorded due to a slightly higher average rate paid during 2004. Average short term borrowings, comprised of repurchase agreements and federal funds purchased, increased $6.3 million during 2004, resulting in increased interest expense of $0.1 million, with an additional interest expense of $0.1 million recorded due to an increase in the average rate paid during 2004.

Growth of $1.5 million in average long-term borrowings, comprised primarily of subordinated debentures but also including deferred director and officer compensation programs, equated to an increase in interest expense of $0.1 million during 2004; however, a decline in the average rate paid on subordinated debentures resulting from the September 2004 refinance, equated to a $0.3 million reduction of interest expense during 2004.

PROVISION FOR LOAN AND LEASE LOSSES

Primarily reflecting continued loan and lease growth, combined with an increase in net loan and leases losses, the provision for loan and lease losses totaled $4.7 million during 2004, compared to the $3.8 million expensed during 2003. The allowance as a percentage of total loans outstanding as of December 31, 2004 was 1.35%, compared to 1.39% at year-end 2003. Loan and lease growth during 2004 equaled $281.2 million, compared to loan and lease growth of $264.4 million during 2003. Net loan and lease charge-offs during 2004 totaled $1.2 million, or 0.10% of average total loans and leases. Net loan and lease charge-offs during 2003 totaled $0.3 million, or 0.04% of average total loans and leases.

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

The Reserve Analysis, used since the inception of our bank and completed monthly, applies reserve allocation factors to outstanding loan and lease balances to calculate an overall allowance dollar amount. For commercial loans and leases, which continue to comprise a vast majority of our total loans, reserve allocation factors are based upon the loan ratings as determined by our loan rating paradigm that is administered by our loan review function. For retail loans, reserve allocation factors are based upon the type of credit. Adjustments for specific loan relationships, including impaired loans, are made on a case-by-case basis. The reserve allocation factors are primarily based on the experience of senior management making similar loans in the same community for almost 20 years. The Reserve Analysis is reviewed regularly by senior management and the Board of Directors and is adjusted periodically based upon identifiable trends and experience.

NONINTEREST INCOME

Noninterest income totaled $4.3 million in 2004, a slight decline from the $4.4 million earned in 2003. Increased fee income on virtually all non-mortgage-related products and services was just shy of offsetting a large decline in residential mortgage-related fee income. Deposit and repurchase agreement service charges increased $0.1 million in 2004 from the amount earned in 2003, primarily reflecting the growth in the number of deposit accounts and modest increases in the deposit fee structure which was partially offset by a lower deposit earnings credit rate during 2004. Fees on commercial letters of credit increased during 2004 when compared to 2003, although the increase generally reflects the change in recognizing the fees that occurred in early 2003 whereby fees had to be recognized into income over the life of the letter of credit instead of immediately upon issuing the letter of credit, rather than an increase in the level of letters of credit outstanding. Reflecting a decrease in volume of refinance activity resulting from a higher interest rate environment, fees earned on referring residential mortgage loan applicants to various third parties totaled $0.4 million in 2004, down from the $1.0 million earned in 2003. Aggregate net gains on the sale of loans and securities during 2004 virtually equaled the level of net gains on the sale of loans and securities during 2003.

NONINTEREST EXPENSE

Noninterest expense during 2004 totaled $23.2 million, an increase of 28.4% over the $18.1 million expensed in 2003. Of the $5.1 million growth in overhead costs, $2.6 million (51.0%) was in salaries and benefits, and primarily reflects the increase in full-time equivalent employees from 161 at year-end 2003 to 194 at year-end 2004 and annual pay increases. Occupancy, furniture and equipment costs increased $0.3 million (11.9%) in 2004 over that expensed in 2003, primarily reflecting the opening of our Holland banking office in October of 2004 and our increased staffing level.

Noninterest expense during 2004 includes an $845,000 write-off associated with the unamortized balance of issuance costs related to the redemption of the $16.0 million of 9.60% Cumulative Preferred Securities issued in 1999 by the MBWM trust. Excluding this one-time write-off, noninterest expense during 2004 totaled $22.4 million, an increase of 23.7% over the $18.1 million expensed in 2003.

While the dollar volume of noninterest costs has increased, the growth of net interest income and fee income has increased by a much higher degree. Noninterest costs during 2004 were $5.1 million higher than the level of overhead costs expensed during 2003; however, net interest income and fee income increased a combined $11.1 million during the same time period. Monitoring and controlling our noninterest costs, while at the same time providing high quality service to our customers, is one of our priorities. The efficiency ratio, a banking industry standardized calculation that attempts to reflect the utilization of overhead costs, reflected improvement during 2004 and remained well below banking industry averages. Computed by dividing noninterest expenses by net interest income plus noninterest income, the efficiency ratio was 49.6% during 2004, compared to 50.7% during 2003. If the one-time write-off addressed above is excluded from the calculation, our 2004 efficiency ratio improves to 47.8%.

FEDERAL INCOME TAX EXPENSE

Federal income tax expense was $5.1 million in 2004, an increase of $1.4 million, or 35.7% over the $3.8 million expensed during 2003. The increase is primarily due to the growth in our pre-federal income tax profitability. Our effective tax rate in 2004 was 27.2%, compared to 27.4% in 2003.

RESULTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002

SUMMARY

We recorded strong earnings performance during 2003. Net income was $10.0 million, or $1.65 per basic share and $1.61 per diluted share. This earnings performance compares very favorably to net income of $7.8 million, or $1.36 per basic share and $1.34 per diluted share, recorded in 2002. The $2.2 million improvement in net income represents an increase of 29.1%, while diluted earnings per share were up 20.1%, with the difference primarily reflecting the impact of our common stock sale during 2003 and resulting increases in average common shares outstanding. The earnings improvement during 2003 over that of 2002 is primarily attributable to increased net interest income and improved operating efficiencies resulting from asset growth, strong credit culture, controlled overhead expenses and increased fee income.

The following table shows some of the key performance and equity ratios for the years ended December 31, 2003 and 2002.

                                    2003    2002
                                   -----   -----
Return on average total assets      0.96%   0.97%
Return on average equity           10.61   10.30
Dividend payout ratio              18.42      NA
Average equity to average assets    9.00    9.45

NET INTEREST INCOME

Net interest income, the difference between revenue generated from earning assets and the interest cost of funding those assets, is our primary source of earnings. Interest income (adjusted for tax-exempt income) and interest expense totaled $55.5 million and $23.4 million during 2003, respectively, providing for net interest income of $32.1 million. This performance compares favorably to that of 2002 when interest income and interest expense were $48.2 million and $24.0 million, respectively, providing for net interest income of $24.2 million. In comparing 2003 with 2002, interest income increased 15.0%, interest expense was down 2.6% and net interest income increased 32.4%. The level of net interest income is primarily a function of asset size, as the weighted average interest rate received on earning assets is greater than the weighted average interest cost of funding sources; however, factors such as types of assets and liabilities, interest rate risk, common stock sales, liquidity, and customer behavior also impact net interest income as well as the net interest margin. The net interest margin improved slightly from 3.18% in 2002 to 3.21% in 2003, an increase of 0.9%.

Interest income is primarily generated from the loan portfolio, and to a lesser degree from securities, federal funds sold and short term investments. Interest income increased $7.3 million during 2003 from that earned in 2002, totaling $55.5 million in 2003 compared to $48.2 million in the previous year. The increase is due to the growth in earning assets, which more than offset the impact of a lower interest rate environment in 2003. Reflecting the lower interest rates, the yield on average earning assets decreased from 6.34% recorded in 2002 to 5.55% in 2003.

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

Interest expense is primarily generated from interest-bearing deposits, and to a lesser degree repurchase agreements, FHLB advances and subordinated debentures. Interest expense decreased $0.6 million during 2003 from that paid in 2002, totaling $23.4 million in 2003 compared to $24.0 million in the previous year. The decline in interest expense is primarily attributable to the impact of a lower interest rate environment during 2003, which more than offset the impact of the increase in interest-bearing liabilities during 2003. Interest-bearing liabilities averaged $885.4 million during 2003, a level substantially higher than the average interest-bearing liabilities of $668.5 million during 2002. This growth resulted in increased interest expense of $6.0 million; however, a decrease in interest expense of $6.6 million was recorded during 2003 due to lower market interest rates on all interest-bearing liability categories except FHLB advances and subordinated debentures. The cost of average interest-bearing liabilities decreased from the 3.59% recorded in 2002 to 2.64% in 2003.

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

PROVISION FOR LOAN AND LEASE LOSSES

Primarily reflecting continued significant loan and lease growth, the provision for loan and lease losses totaled $3.8 million during 2003, compared to the $3.0 million expensed during 2002. The allowance as a percentage of total loans outstanding as of December 31, 2003 was 1.39%, compared to 1.41% at year-end 2002. Loan and lease growth during 2003 equaled $264.4 million, compared to net loan and lease growth of $184.3 million during 2002. Net loan and lease charge-offs during 2003 totaled $0.3 million, or 0.04% of average total loans and leases. Net loan and lease charge-offs during 2002 totaled $0.6 million, or 0.09% of average total loans and leases.

NONINTEREST INCOME

Noninterest income totaled $4.4 million in 2003, an increase of 42.2% over the $3.1 million earned in 2002. Deposit and repurchase agreement service charges totaled $1.2 million in 2003, an increase of $0.2 million, or 28.7%, from the amount earned in 2002. The increase is primarily due to the growth in the number of deposit accounts, reduction of the deposit earnings credit rate and modest increases in the deposit fee structure. Reflecting increased volume of refinance activity resulting from the lower interest rate environment, fees earned on referring residential mortgage loan applicants to various third parties totaled $1.0 million in 2003, up from the $0.5 million earned in 2002. Noninterest income related to the cash surrender value of bank owned life insurance policies ("BOLI") totaled $0.8 million in 2003, up from the $0.4 million recorded in 2002. The increase is primarily due to the additional $10.5 million BOLI purchase in August 2002 and the impact of having a full twelve month accrual during 2003.

In addition to providing interest income and secondary liquidity, our securities portfolio plays an integral role in managing our net interest margin. During 2003 we consummated several bond swap transactions, resulting in a net gain on the sales of securities of $321,000. We also consummated several bond swap transactions during 2002, resulting in a net gain on the sales of securities of $270,000. All of the bond swap transactions during 2003 and 2002 were consummated in reaction to declining interest rate environments occurring at the respective time periods of the sales, and against the backdrop of an expected increasing interest rate environment over the next one to four years. During 2003, we sold 25 mortgage-backed securities with an aggregate par value of $15.2 million, while in 2002 we sold 18 mortgage-backed securities with an aggregate par value of $13.5 million. Proceeds from the bond sales were reinvested into mortgage-backed securities containing different underlying interest rate risk characteristics than were contained within the mortgage-backed securities that were sold.

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

CAPITAL RESOURCES

Shareholders' equity is a noninterest-bearing source of funds that provides support for our asset growth. Shareholders' equity was $141.6 million and $130.2 million at December 31, 2004 and 2003, respectively. The $11.4 million increase during 2004 is primarily attributable to net income from operations. Net income from operations totaled $13.7 million during 2004. Negatively impacting shareholders' equity during 2004 was the payment of cash dividends, which totaled $2.6 million.

We and our bank are subject to regulatory capital requirements administered by the State of Michigan and federal banking agencies. Failure to meet the various capital requirements can initiate regulatory action that could have a direct material effect on the financial statements. Our and our bank's capital ratios as of December 31, 2004 and 2003 are disclosed under Note 17 on pages F-52 through F-54 of the Notes to Consolidated Financial Statements.

Our ability to pay cash and stock dividends is subject to limitations under various laws and regulations and to prudent and sound banking practices. On April 7, 2004, we declared a 5% common stock dividend, payable on May 3, 2004 to record holders as of April 16, 2004. This represented the fourth straight year we had declared and paid a 5% stock dividend. Also, during 2004 we declared and paid a $0.09 per common share cash dividend in each calendar quarter, totaling $2.6 million. On January 11, 2005, we declared a $0.10 per common share cash dividend that will be paid on March 10, 2005 to shareholders of record on February 10, 2005.

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

Our liquidity strategy is to fund loan growth with deposits, repurchase agreements and other borrowed funds and to maintain an adequate level of short- and medium-term investments to meet typical daily loan and deposit activity. Although net deposit and repurchase agreement growth from depositors located in the market area increased by $83.5 million, or 23.1%, during 2004, the growth was not sufficient to meet the substantial loan growth of $281.2 million and provide monies for additional investing activities. To assist in providing the additional needed funds we regularly obtained certificates of deposit from customers outside of the market area. As of December 31, 2004, out-of-area deposits totaled $771.2 million, or 63.4% of combined deposits and repurchase agreements, an increase in dollar volume from the $591.6 million outstanding, and an increase from the 62.1% level of combined deposits and repurchase agreements, as of December 31, 2003.

As a member of the Federal Home Loan Bank of Indianapolis, our bank has access to the FHLB advance borrowing programs. As of December 31, 2004, advances totaled $120.0 million, compared to $90.0 million outstanding as of December 31, 2003. Our borrowing line of credit at December 31, 2004 totaled $193.5 million, with availability of approximately $65.0 million.

We have the ability to borrow money on a daily basis through correspondent banks using established federal funds purchased lines. During 2004, our federal funds purchased position averaged $5.9 million, compared to an average federal funds sold position of $5.9 million. At December 31, 2004, our established unsecured federal funds purchased lines totaled $50.0 million.

The following table reflects, as of December 31, 2004, significant fixed and determinable contractual obligations to third parties by payment date.

                                                        One to Three   Three to Five    Over Five
                                     One Year or Less       Years          Years          Years          Total
                                     ----------------   ------------   -------------   -----------   ------------
Deposits without a stated maturity     $220,820,000     $          0    $         0    $         0   $220,820,000

Certificates of deposits                609,055,000      231,123,000     39,710,000              0    879,888,000

Short term borrowings                    71,317,000                0              0              0     71,317,000

Federal Home Loan Bank advances          65,000,000       55,000,000              0              0    120,000,000

Subordinated debentures                           0                0              0     32,990,000     32,990,000

Other borrowed money                              0                0              0      1,609,000      1,609,000

In addition to normal loan funding and deposit flow, we also need to maintain liquidity to meet the demands of certain unfunded loan commitments and standby letters of credit. At December 31, 2004, we had a total of $320.8 million in unfunded loan commitments and $56.5 million in unfunded standby letters of credit. Of the total unfunded loan commitments, $265.4 million were commitments available as lines of credit to be drawn at any time as customers' cash needs vary, and $55.4 million were for loan commitments scheduled to close and become funded within the next three months. We monitor fluctuations in loan balances and commitment levels, and include such data in our overall liquidity management.

The following table depicts our loan commitments at the end of the past three years.

                                               December 31, 2004   December 31, 2003   December 31, 2002
                                               -----------------   -----------------   -----------------
Commercial unused lines of credit                 $226,935,000        $176,943,000        $131,161,000
Unused lines of credit secured by 1-4 family
   residential properties                           24,988,000          19,020,000          12,381,000
Credit card unused lines of credit                   8,307,000           8,990,000           5,824,000
Other consumer unused lines of credit                5,155,000           5,569,000           4,415,000
Commitments to make loans                           55,440,000          73,570,000          24,267,000
Standby letters of credit                           56,464,000          57,918,000          39,338,000
                                                  ------------        ------------        ------------
   Total                                          $377,289,000        $342,010,000        $217,386,000

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

The following table depicts our GAP position as of December 31, 2004 (dollars in thousands).

                                      Within     Three to    One to      After
                                       Three      Twelve      Five       Five
                                      Months      Months      Years      Years       Total
                                     --------   ---------   --------   --------   ----------
Assets:
   Commercial loans (1)              $884,981   $  20,595   $256,722   $ 24,620   $1,186,918
   Leases                                 335          32      2,206                   2,573
   Residential real estate loans       76,084       2,286     31,274     12,991      122,635
   Consumer loans                       1,578         192      3,174         54        4,998
   Securities (2)                       6,798       1,134     20,547    124,486      152,965
   Short term investments                 149                                            149
   Allowance for loan and lease
      losses                                                            (17,819)     (17,819)
   Other assets                                                          83,700       83,700
                                     --------   ---------   --------   --------   ----------
      Total assets                    969,925      24,239    313,923    228,032    1,536,119

Liabilities:
   Interest-bearing checking           37,649                                         37,649
   Savings                            129,374                                        129,374
   Money market accounts               10,528                                         10,528
   Time deposits under $100,000        27,688      33,846     38,258                  99,792
   Time deposits $100,000 and over    181,526     365,994    232,576                 780,096
   Short term borrowings               71,317                                         71,317
   Federal Home Loan Bank
      advances                         25,000      50,000     45,000                 120,000
   Long term borrowings                34,599                                         34,599
   Noninterest-bearing checking                                         101,742      101,742
   Other liabilities                                                      9,405        9,405
                                     --------   ---------   --------   --------   ----------
      Total liabilities               517,681     449,840    315,834    111,147    1,394,502
Shareholders' equity                                                    141,617      141,617
                                     --------   ---------   --------   --------   ----------
Total sources of funds                517,681     449,840    315,834    252,764    1,536,119
                                     --------   ---------   --------   --------   ----------
Net asset (liability) GAP            $452,244   $(425,601)  $ (1,911)  $(24,732)
                                     ========   =========   ========   ========
Cumulative GAP                       $452,244   $  26,643   $ 24,732
                                     ========   =========   ========
Percent of cumulative GAP to
   total assets                          29.4%        1.7%       1.6%
                                     ========   =========   ========

(1) Floating rate loans that are currently at interest rate floors are treated as fixed rate loans and are reflected using maturity date and not repricing frequency.

(2) Mortgage-backed securities are categorized by expected maturities based upon prepayment trends as of December 31, 2004.

The following table depicts our GAP position as of December 31, 2003 (dollars in thousands).

                                      Within     Three to     One to      After
                                       Three      Twelve       Five       Five
                                      Months      Months       Years      Years       Total
                                     --------   ---------    --------   --------   ----------
Assets:
   Commercial loans (1)              $415,721   $  23,811    $443,925   $ 53,022   $  936,479
   Leases                                                       2,309                   2,309
   Residential real estate loans       45,884       3,160      33,040     10,255       92,339
   Consumer loans                       1,577         253       2,938         68        4,836
   Securities (2)                       6,073       3,048      24,197     88,192      121,510
   Short term investments                 255                                             255
   Allowance for loan and lease
      losses                                                             (14,379)     (14,379)
   Other assets                                                           59,483       59,483
                                     --------   ---------    --------   --------   ----------
      Total assets                    469,510      30,272     506,409    196,641    1,202,832

Liabilities:
   Interest-bearing checking           34,241                                          34,241
   Savings                            101,710                                         101,710
   Money market accounts                8,290                                           8,290
   Time deposits under $100,000        20,802      57,888      27,552                 106,242
   Time deposits $100,000 and over    123,040     288,719     164,071                 575,830
   Short term borrowings               55,545                                          55,545
   Federal Home Loan Bank
      advances                         10,000      35,000      45,000                  90,000
   Long term borrowings                 1,114                             16,000       17,114
   Noninterest-bearing checking                                           76,579       76,579
   Other liabilities                                                       7,080        7,080
                                     --------   ---------    --------   --------   ----------
      Total liabilities               354,742     381,607     236,623     99,659    1,072,631
Shareholders' equity                                                     130,201      130,201
                                     --------   ---------    --------   --------   ----------
Total sources of funds                354,742     381,607     236,623    229,860    1,202,832
                                     --------   ---------    --------   --------   ----------
Net asset (liability) GAP            $114,768   $(351,335)   $269,786   $(33,219)
                                     ========   =========    ========   ========
Cumulative GAP                       $114,768   $(236,567)   $ 33,219
                                     ========   =========    ========
Percent of cumulative GAP to
   total assets                           9.5%      (19.7)%       2.8%
                                     ========   =========    ========

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

We conducted multiple simulations as of December 31, 2004, in which it was assumed that changes in market interest rates occurred ranging from up 300 basis points to down 300 basis points in equal quarterly instalments over the next twelve months. The following table reflects the suggested impact on net interest income over the next twelve months, which is well within our policy parameters established to manage and monitor interest rate risk.

                                         Dollar Change In     Percent Change In
Interest Rate Scenario                 Net Interest Income   Net Interest Income
----------------------                 -------------------   -------------------
Interest rates down 200 basis points       $(3,649,000)             (8.3)%
Interest rates down 100 basis points        (2,057,000)             (4.7)
No change in interest rates                   (719,000)             (1.6)
Interest rates up 100 basis points           1,179,000               2.7
Interest rates up 200 basis points           3,071,000               7.0

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

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
Mercantile Bank Corporation
Wyoming, Michigan

We have audited the accompanying consolidated balance sheets of Mercantile Bank Corporation as of December 31, 2004 and 2003, and the related consolidated statements of income, changes in shareholders' equity and cash flows for each of the three years in the period ended December 31, 2004. These financial statements are the responsibility of Mercantile's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Mercantile Bank Corporation as of December 31, 2004 and 2003, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2004 in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Mercantile Bank Corporation's internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated February 24, 2005 expressed an unqualified opinion thereon.


                                        /s/ Crowe Chizek and Company LLC
                                        ----------------------------------------
                                        Crowe Chizek and Company LLC

Grand Rapids, Michigan
February 24, 2005

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
Mercantile Bank Corporation
Wyoming, Michigan

We have audited management's assessment, included in the accompanying Management's Report on Internal Control Over Financial Reporting, that Mercantile Bank Corporation maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Mercantile Bank Corporation's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the company's internal control over financial reporting based on our audit

We conducted our audit in accordance with the standards of the Public Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management's assessment that Mercantile Bank Corporation maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also in our opinion, Mercantile Bank Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of Mercantile Bank Corporation and our report dated February 24, 2005 expressed an unqualified opinion on those consolidated financial statements.


                                        /s/ Crowe Chizek and Company LLC
                                        ----------------------------------------
                                        Crowe Chizek and Company LLC

Grand Rapids, Michigan
February 24, 2005

February 24, 2005

               REPORT BY MERCANTILE BANK CORPORATION'S MANAGEMENT
                  ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management is responsible for establishing and maintaining an effective system of internal control over financial reporting presented in conformity with generally accepted accounting principles. The system contains monitoring mechanisms, and actions are taken to correct deficiencies identified. There are inherent limitations in the effectiveness of any system of internal control. Accordingly, even an effective system of internal control can provide only reasonable assurance with respect to financial statement preparation.

Management assessed the Company's systems of internal control over financial reporting presented in conformity with generally accepted principles as of December 31, 2004. This assessment was based on criteria for effective internal control over financial reporting described in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management believes that, as of December 31, 2004, Mercantile Bank Corporation maintained effective control over financial reporting presented in conformity with generally accepted accounting principles based on those criteria.

The Company's independent auditors have issued an audit report on our assessment of the Company's internal control over financial reporting.

Mercantile Bank Corporation


/s/ Gerald R. Johnson, Jr.
-----------------------------------------------
Gerald R. Johnson, Jr.
Chairman and Chief Executive Officer


/s/ Charles E. Christmas
-----------------------------------------------
Charles E. Christmas
Senior Vice President - Chief Financial Officer

                           MERCANTILE BANK CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                           December 31, 2004 and 2003

                                                                     2004             2003
                                                                --------------   --------------
ASSETS
   Cash and due from banks                                      $   20,662,000   $   16,309,000
   Short term investments                                              149,000          255,000
                                                                --------------   --------------
      Total cash and cash equivalents                               20,811,000       16,564,000

   Securities available for sale                                    93,826,000       71,421,000
   Securities held to maturity (fair value of $54,621,000 at
      December 31, 2004 and $47,102,000 at December 31, 2003)       52,341,000       45,112,000
   Federal Home Loan Bank stock                                      6,798,000        4,977,000

   Total loans and leases                                        1,317,124,000    1,035,963,000
   Allowance for loan and lease losses                             (17,819,000)     (14,379,000)
                                                                --------------   --------------
      Total loans and leases, net                                1,299,305,000    1,021,584,000

   Premises and equipment, net                                      24,572,000       15,305,000
   Bank owned life insurance policies                               23,750,000       16,441,000
   Accrued interest receivable                                       5,644,000        4,098,000
   Other assets                                                      9,072,000        7,835,000
                                                                --------------   --------------
      Total assets                                              $1,536,119,000   $1,203,337,000
                                                                ==============   ==============

LIABILITIES AND SHAREHOLDERS' EQUITY
   Deposits
      Noninterest-bearing                                       $  101,742,000   $   76,579,000
      Interest-bearing                                           1,057,439,000      826,313,000
                                                                --------------   --------------
         Total                                                   1,159,181,000      902,892,000

   Securities sold under agreements to repurchase                   56,317,000       49,545,000
   Federal funds purchased                                          15,000,000        6,000,000
   Federal Home Loan Bank advances                                 120,000,000       90,000,000
   Subordinated debentures                                          32,990,000       16,495,000
   Other borrowed money                                              1,609,000        1,114,000
   Accrued expenses and other liabilities                            9,405,000        7,090,000
                                                                --------------   --------------
         Total liabilities                                       1,394,502,000    1,073,136,000

   Shareholders' equity
      Preferred stock, no par value; 1,000,000 shares
         authorized, none issued                                             0                0
      Common stock, no par value; 20,000,000 shares
         authorized; 7,192,461 and 6,805,914 shares issued
         and outstanding at December 31, 2004 and 2003             131,010,000      118,560,000
      Retained earnings                                             10,475,000       11,421,000
      Accumulated other comprehensive income                           132,000          220,000
                                                                --------------   --------------
         Total shareholders' equity                                141,617,000      130,201,000
                                                                --------------   --------------
         Total liabilities and shareholders' equity             $1,536,119,000   $1,203,337,000
                                                                ==============   ==============

          See accompanying notes to consolidated financial statements.

                           MERCANTILE BANK CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME
                  Years ended December 31, 2004, 2003 and 2002

                                                                    2004          2003          2002
                                                                -----------   -----------   -----------
Interest income
   Loans and leases, including fees                             $62,791,000   $49,700,000   $43,032,000
   Securities, taxable                                            3,935,000     2,978,000     3,023,000
   Securities, tax-exempt                                         2,217,000     1,922,000     1,445,000
   Federal funds sold                                                75,000        57,000       130,000
   Short-term investments                                             4,000         1,000         2,000
                                                                -----------   -----------   -----------
      Total interest income                                      69,022,000    54,658,000    47,632,000

Interest expense
   Deposits                                                      21,786,000    20,107,000    21,468,000
   Short-term borrowings                                            877,000       712,000       899,000
   Federal Home Loan Bank advances                                2,471,000       921,000        20,000
   Long-term borrowings                                           1,461,000     1,655,000     1,639,000
                                                                -----------   -----------   -----------
      Total interest expense                                     26,595,000    23,395,000    24,026,000
                                                                -----------   -----------   -----------

NET INTEREST INCOME                                              42,427,000    31,263,000    23,606,000

Provision for loan and lease losses                               4,674,000     3,800,000     3,002,000
                                                                -----------   -----------   -----------

NET INTEREST INCOME AFTER PROVISION FOR LOAN AND LEASE LOSSES    37,753,000    27,463,000    20,604,000

Noninterest income
   Service charges on accounts                                    1,255,000     1,178,000       915,000
   Increase in cash surrender value of bank owned life
      insurance policies                                            735,000       780,000       409,000
   Letter of credit fees                                            450,000       189,000       307,000
   Mortgage loan referral fees                                      440,000       987,000       534,000
   Gain on sale of loans                                            225,000             0             0
   Gain on sale of securities                                        78,000       321,000       270,000
   Other income                                                   1,119,000       954,000       666,000
                                                                -----------   -----------   -----------
      Total noninterest income                                    4,302,000     4,409,000     3,101,000

Noninterest expense
   Salaries and benefits                                         13,956,000    11,371,000     7,771,000
   Occupancy                                                      1,588,000     1,386,000     1,069,000
   Furniture and equipment                                        1,093,000     1,009,000       749,000
   Data processing                                                  880,000       822,000       571,000
   Advertising                                                      465,000       325,000       300,000
   Other expense                                                  5,216,000     3,158,000     2,321,000
                                                                -----------   -----------   -----------
      Total noninterest expenses                                 23,198,000    18,071,000    12,781,000
                                                                -----------   -----------   -----------

INCOME BEFORE FEDERAL INCOME TAX EXPENSE                         18,857,000    13,801,000    10,924,000

Federal income tax expense                                        5,136,000     3,785,000     3,167,000
                                                                -----------   -----------   -----------
NET INCOME                                                      $13,721,000   $10,016,000   $ 7,757,000
                                                                ===========   ===========   ===========
Earnings per share:
   Basic                                                        $      1.91   $      1.65   $      1.36
                                                                ===========   ===========   ===========
   Diluted                                                      $      1.87   $      1.61   $      1.34
                                                                ===========   ===========   ===========

          See accompanying notes to consolidated financial statements.

                           MERCANTILE BANK CORPORATION
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                  Years ended December 31, 2004, 2003 and 2002

                                                                                  Accumulated Other       Total
                                                        Common        Retained      Comprehensive     Shareholders'
                                                         Stock        Earnings      Income/(Loss)         Equity
                                                     ------------   -----------   -----------------   -------------
BALANCES, JANUARY 1, 2002                            $ 69,406,000   $ 1,649,000       $  408,000      $ 71,463,000
Payment of 5% stock dividend                            6,155,000    (6,156,000)                            (1,000)
Issuance costs associated with 2001 stock sale            (37,000)                                         (37,000)
Stock option exercises, 606 shares                          6,000                                            6,000
Comprehensive income:
   Net income                                                         7,757,000                          7,757,000
   Change in net unrealized gain on securities
      available for sale, net of reclassifications
      and tax effect                                                                     646,000           646,000
                                                                                                      ------------
         Total comprehensive income                                                                      8,403,000
                                                     ------------   -----------       ----------      ------------
BALANCES, DECEMBER 31, 2002                            75,530,000     3,250,000        1,054,000        79,834,000

Sale of common stock, net of issuance
   costs, 1,443,336 shares                             42,818,000                                       42,818,000
Employee stock purchase plan, 1,974 shares                 57,000                                           57,000
Dividend reinvestment plan, 3,884 shares                  119,000                                          119,000
Stock option exercises, 31,912 shares                     301,000                                          301,000
Stock tendered for stock option
   exercises, 10,892 shares                              (265,000)                                        (265,000)
Cash dividends ($0.32 per share)                                     (1,845,000)                        (1,845,000)
Comprehensive income:
   Net income                                                        10,016,000                         10,016,000
   Change in net unrealized gain on securities
      available for sale, net of reclassifications
      and tax effect                                                                    (834,000)         (834,000)
                                                                                                      ------------
         Total comprehensive income                                                                      9,182,000
                                                     ------------   -----------       ----------      ------------
BALANCES, DECEMBER 31, 2003                           118,560,000    11,421,000          220,000       130,201,000

          See accompanying notes to consolidated financial statements.

                           MERCANTILE BANK CORPORATION
     CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (Continued)
                  Years ended December 31, 2004, 2003 and 2002

                                                                                   Accumulated Other       Total
                                                        Common        Retained       Comprehensive     Shareholders'
                                                         Stock        Earnings       Income/(Loss)         Equity
                                                     ------------   ------------   -----------------   -------------
BALANCES, DECEMBER 31, 2003                           118,560,000     11,421,000         220,000        130,201,000
Payment of 5% stock dividend                           12,111,000    (12,115,000)                            (4,000)
Employee stock purchase plan, 2,167 shares                 79,000                                            79,000
Dividend reinvestment plan, 3,406 shares                  123,000                                           123,000
Stock option exercises, 51,726 shares                     524,000                                           524,000
Stock tendered for stock option
   exercises, 10,938 shares                              (387,000)                                         (387,000)
Cash dividends ($0.36 per share)                                      (2,552,000)                        (2,552,000)
Comprehensive income:
   Net income                                                         13,721,000                         13,721,000
   Change in net unrealized gain on securities
      available for sale, net of reclassifications
      and tax effect                                                                     (88,000)           (88,000)
                                                                                                       ------------
         Total comprehensive income                                                                      13,633,000
                                                     ------------   ------------        --------       ------------
BALANCES, DECEMBER 31, 2004                          $131,010,000   $ 10,475,000        $132,000       $141,617,000
                                                     ============   ============        ========       ============

          See accompanying notes to consolidated financial statements.

                          MERCANTILE BANK CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  Years ended December 31, 2004, 2003 and 2002

                                                                   2004            2003            2002
                                                              -------------   -------------   -------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income                                                 $  13,721,000   $  10,016,000   $   7,757,000
   Adjustments to reconcile net income
      to net cash from operating activities
      Depreciation and amortization                               1,699,000       1,948,000       1,366,000
      Provision for loan and lease losses                         4,674,000       3,800,000       3,002,000
      Gain on sale of loans                                        (225,000)              0               0
      Gain on sale of securities                                    (78,000)       (321,000)       (270,000)
      Net change in
         Accrued interest receivable                             (1,546,000)       (762,000)       (525,000)
         Bank owned life insurance policies                        (735,000)       (780,000)       (409,000)
         Other assets                                            (1,478,000)     (1,377,000)     (1,484,000)
         Accrued expenses and other liabilities                   2,315,000       1,083,000         579,000
                                                              -------------   -------------   -------------
            Net cash from operating activities                   18,347,000      13,607,000      10,016,000

CASH FLOWS FROM INVESTING ACTIVITIES
   Purchases of:
      Securities available for sale                             (54,718,000)    (58,388,000)    (41,074,000)
      Securities held to maturity                                (8,521,000)    (10,126,000)    (11,783,000)
      Federal Home Loan Bank stock                               (1,821,000)     (4,191,000)         (1,000)
   Proceeds from:
      Sales of securities available for sale                      1,748,000      15,983,000      13,997,000
      Maturities, calls and repayments of
         securities available for sale                           30,382,000      29,153,000      20,493,000
      Maturities, calls and repayments of
         securities held to maturity                              1,256,000       1,495,000       1,255,000
   Loan originations and payments, net                         (282,170,000)   (264,720,000)   (184,912,000)
   Purchases of premises and equipment, net                     (10,516,000)     (4,293,000)     (3,527,000)
   Purchases of bank owned life insurance policies               (6,574,000)       (785,000)    (10,476,000)
                                                              -------------   -------------   -------------
      Net cash from investing activities                       (330,934,000)   (295,872,000)   (216,028,000)

CASH FLOWS FROM FINANCING ACTIVITIES
   Net increase in deposits                                     256,289,000     148,779,000     185,036,000
   Net increase/(decrease) in securities sold under
      agreements to repurchase                                    6,772,000        (790,000)     13,850,000
   Proceeds from Federal Home Loan Bank advances                 75,000,000      95,000,000      15,000,000
   Pay-off of Federal Home Loan Bank advances                   (45,000,000)    (20,000,000)              0
   Proceeds from issuance of subordinated debentures             32,990,000               0               0
   Pay-off of subordinated debentures                           (16,495,000)              0               0
   Net increase in other borrowed money                           9,495,000       6,538,000         337,000
   Net proceeds from sale of common stock                                 0      42,818,000         (37,000)
   Cash paid in lieu of fractional shares on stock dividend          (4,000)              0          (1,000)
   Employee stock purchase plan                                      79,000          57,000               0
   Dividend reinvestment plan                                       123,000         119,000               0
   Stock option exercises, net                                      137,000          36,000           6,000
   Cash dividends                                                (2,552,000)     (1,845,000)              0
                                                              -------------   -------------   -------------
      Net cash from financing activities                        316,834,000     270,712,000     214,191,000
                                                              -------------   -------------   -------------

Net change in cash and cash equivalents                           4,247,000     (11,553,000)      8,179,000
Cash and cash equivalents at beginning of period                 16,564,000      28,117,000      19,938,000
                                                              -------------   -------------   -------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                    $  20,811,000   $  16,564,000   $  28,117,000
                                                              =============   =============   =============
Supplemental disclosures of cash flow information
   Cash paid during the year for
      Interest                                                $  25,107,000   $  23,261,000   $  23,883,000
      Federal income tax                                          6,125,000       4,985,000       4,165,000

          See accompanying notes to consolidated financial statements.

                           MERCANTILE BANK CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2004 and 2003

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation: The consolidated financial statements include the accounts of Mercantile Bank Corporation ("Mercantile") and its subsidiary, Mercantile Bank of West Michigan ("Bank"), and of Mercantile Bank Mortgage Company, LLC ("Mortgage Company"), Mercantile BIDCO, Inc. ("Mercantile BIDCO"), Mercantile Bank Real Estate Co., L.L.C. ("Mercantile Real Estate") and Mercantile Insurance Center, Inc. ("Mercantile Insurance"), subsidiaries of our bank, after elimination of significant intercompany transactions and accounts.

Mercantile Bank Capital Trust I ("Mercantile Trust"), a business trust formed by the company, was incorporated in 2004 for the purpose of issuing Series A and Series B Preferred Securities. On September 16, 2004, the Mercantile Trust sold the Series A Preferred Securities in a private sale for $16.0 million, and also sold $495,000 of Series A Common Securities to Mercantile. The proceeds of the Series A Preferred Securities and the Series A Common Securities were used by Mercantile Trust to purchase $16,495,000 of Series A Floating Rate Notes that were issued by Mercantile on September 16, 2004. Mercantile used the proceeds of the Series A Floating Rate Notes to finance the redemption on September 17, 2004 of the $16.0 million of 9.60% Cumulative Preferred Securities issued in 1999 by MBWM Capital Trust I. On December 10, 2004, Mercantile Trust sold the Series B Preferred Securities in a private sale for $16.0 million, and also sold $495,000 of Series B Common Securities to Mercantile. The proceeds of the Series B Preferred Securities and the Series B Common Securities were used by Mercantile Trust to purchase $16,495,000 of Series B Floating Rate Notes that were issued by Mercantile on December 10, 2004. Substantially all of the net proceeds of the Series B Floating Rate Notes were contributed to the Bank as capital to provide support for asset growth, fund investments in loans and securities and for general corporate purposes.

The only significant assets of Mercantile Trust are the Series A and Series B Floating Rate Notes, and the only significant liabilities of Mercantile Trust are the Series A and Series B Preferred Securities. The Series A and Series B Floating Rate Notes are categorized on the company's consolidated balance sheet as subordinated debentures and the interest expense is recorded on the company's consolidated statement of income under interest expense on long-term borrowings.

Nature of Operations: Mercantile was incorporated on July 15, 1997 to establish and own the Bank based in Grand Rapids, Michigan. The Bank is a community-based financial institution. The Bank began operations on December 15, 1997. The Bank's primary deposit products are checking, savings, and term certificate accounts, and its primary lending products are commercial loans, commercial leases, residential mortgage loans, and installment loans. Substantially all loans and leases are secured by specific items of collateral including business assets, real estate and consumer assets. Commercial loans and leases are expected to be repaid from cash flow from operations of businesses. Real estate loans are secured by both commercial and residential real estate. The Bank's loan accounts are primarily with customers located in western Michigan, within Kent County and Ottawa County. The Bank's retail deposits are also from customers located in western Michigan. As an alternative source of funds, the Bank has also issued certificates to depositors outside of the Bank's primary market area. Substantially all revenues are derived from banking products and services and investment securities.

Mercantile Trust was formed during 2004. All of the common securities of this special purpose trust are owned by Mercantile. Mercantile Trust exists solely to issue capital securities.

                                   (Continued)

                           MERCANTILE BANK CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2004 and 2003

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Mercantile Bank Mortgage Company was formed during 2000. A subsidiary of the Bank, Mercantile Bank Mortgage Company had been established to increase the profitability and efficiency of the mortgage loan operations. Mercantile Bank Mortgage Company initiated business on October 24, 2000 via the Bank's contribution of most of its residential mortgage loan portfolio and participation interests in certain commercial mortgage loans. On the same date the Bank also transferred its residential mortgage origination function to Mercantile Bank Mortgage Company. On January 1, 2004, Mercantile Bank Mortgage Company was reorganized as Mercantile Bank Mortgage Company, LLC, a limited liability company, which is 99% owned by the Bank and 1% owned by Mercantile Insurance. Mortgage loans originated and held by the Mercantile Bank Mortgage Company are serviced by the Bank pursuant to a servicing agreement.

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

Mercantile Insurance was formed during 2002 through the acquisition of an existing shelf insurance agency. Insurance products are offered through an Agency and Institutions Agreement among Mercantile Insurance, the Bank and Hub International. The insurance products are marketed through a central facility operated by the Michigan Bankers Insurance Association, members of which include the insurance subsidiaries of various Michigan-based financial institutions and Hub International. Mercantile Insurance receives commissions based upon written premiums produced under the Agency and Institutions Agreement.

Mercantile Real Estate was organized on July 21, 2003, principally to develop, construct, and own a new facility to be constructed in downtown Grand Rapids which will serve as our bank's new main office and Mercantile's new headquarters.

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

Cash Flow Reporting: Cash and cash equivalents include cash on hand, demand deposits with other financial institutions, short-term investments (including securities with daily put provisions) and federal funds sold. Cash flows are reported net for customer loan and deposit transactions, interest-bearing time deposits with other financial institutions and short-term borrowings with maturities of 90 days or less.

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

                                   (Continued)

                           MERCANTILE BANK CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2004 and 2003

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Premiums and discounts on securities are recognized in interest income using the interest method over the estimated life of the security. Gains and losses on the sale of securities available for sale are determined based upon amortized cost of the specific security sold. Securities are written down to fair value when a decline in fair value is not temporary.

Declines in the fair value of securities below their cost that are other than temporary are reflected as realized losses. In estimating other-than-temporary losses, management considers: (1) the length of time and extent that fair value has been less than cost, (2) the financial condition and near term prospects of the issuer, and (3) our ability and intent to hold the security for a period sufficient to allow for any anticipated recovery in fair value.

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

Loans Held for Sale: Mortgage loans originated and intended for sale in the secondary market are carried at the lower of aggregate cost or market, as determined by outstanding commitments from investors. Net unrealized losses, if any, are recorded as a valuation allowance and charged to earnings. Such loans are sold service released.

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

Transfer of Financial Assets: Transfers of financial assets are accounted for as sales, when control over the assets has been surrendered. Control over transferred assets is deemed to be surrendered when: (1) the assets have been isolated from the corporation, (2) the transferee obtains the right (free of conditions that constrain it from taking advantage of that right) to pledge or exchange the transferred assets, and (3) the corporation does not maintain effective control over the transferred assets through an agreement to repurchase them before their maturity.

                                   (Continued)

                           MERCANTILE BANK CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2004 and 2003

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Premises and Equipment: Land is carried at cost. Premises and equipment are stated at cost less accumulated depreciation. Building and related components are depreciated using the straight-line method with useful lives ranging from 5 to 33 years. Furniture, fixtures and equipment are depreciated using the straight-line method with useful lives ranging from 3 to 7 years. Maintenance, repairs and minor alterations are charged to current operations as expenditures occur and major improvements are capitalized.

Long-term Assets: Premises and equipment and other long-term assets are reviewed for impairment when events indicate their carrying amount may not be recoverable from future undiscounted cash flows. If impaired, the assets are recorded at fair value.

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

                                                  2004          2003         2002
                                              -----------   -----------   ----------
Net income as reported                        $13,721,000   $10,016,000   $7,757,000
Deduct: Stock-based compensation expense
   determined under fair value based method       323,000       378,000      337,000
Pro forma net income                           13,398,000     9,638,000    7,420,000

Basic earnings per share as reported          $      1.91   $      1.65   $     1.36
Pro forma basic earnings per share                   1.87          1.59         1.30

Diluted earnings per share as reported        $      1.87   $      1.61   $     1.34
Pro forma diluted earnings per share                 1.82          1.55         1.28

The pro forma effects are computed using option pricing models, using the following weighted-average assumptions as of grant date.

                                   2004     2003      2002
                                  ------   ------   -------
Risk-free interest rate             3.45%    3.25%     4.78%
Expected option life              7 Years  7 Years  10 Years
Expected stock price volatility       22%      22%       30%
Dividend yield                         1%       1%        0%

                                   (Continued)

                           MERCANTILE BANK CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2004 and 2003

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Financial Instruments and Loan Commitments: Financial instruments include off-balance-sheet credit instruments, such as commitments to make loans and commercial letters of credit, issued to meet customer financing needs. The face amount for these items represents the exposure to loss, before considering customer collateral or ability to repay. Such financials instruments are recorded when they are funded. Instruments, such as standby letters of credit that are considered financial guarantees in accordance with FASB Interpretation No. 45, are recorded at fair value.

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

Earnings Per Share: Basic earnings per share is based on weighted average common shares outstanding during the period. Diluted earnings per share include the dilutive effect of additional potential common shares issuable under stock options. Earnings per share are restated for all stock dividends, including the 5% stock dividend paid on May 3, 2004, February 3, 2003 and February 1, 2002. The fair value of shares issued in stock dividends is transferred from retained earnings to common stock.

Comprehensive Income: Comprehensive income consists of net income and other comprehensive income. Other comprehensive income includes unrealized gains and losses on securities available for sale which are also recognized as separate components of equity.

New Accounting Pronouncements: FAS 123, Revised, requires all public companies to record compensation cost for stock options provided to employees in return for employment service. The cost is measured at the fair value of the options when granted, and this cost is expensed over the employment service period, which is normally the vesting period of the options. This will apply to awards granted or modified after the first quarter or year beginning after June 15, 2005. Compensation cost will also be recorded for prior option grants that vest after the date of adoption. The effect on results of operations will depend on the level of future option grants and the calculation of the fair value of the options granted at such future date, as well as the vesting periods provided, and so cannot currently be predicted. Existing options that will vest after adoption date are expected to result in additional compensation expense of approximately $187,000 during the balance of 2005, and $36,000 in 2006 and $27,000 in 2007. There will be no significant effect on financial position as total equity will not change.

SOP 03-3 requires that a valuation allowance for loans acquired in a transfer, including in a business combination, reflect only losses incurred after acquisition and should not be recorded at acquisition. It applies to any loan acquired in a transfer that showed evidence of credit quality deterioration since it was made.

The effect of these new standards on the Corporation's financial position and results of operations is not expected to be material upon and after adoption.

                                   (Continued)

                           MERCANTILE BANK CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2004 and 2003

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

NOTE 2 - SECURITIES

The fair value of available for sale securities and the related gross unrealized gains and losses recognized in accumulated other comprehensive income (loss) were as follows:

                                                 Gross        Gross
                                 Amortized    Unrealized   Unrealized       Fair
                                    Cost         Gains       Losses        Value
                                -----------   ----------   ----------   -----------
2004
   U.S. Government agency
     debt obligations           $55,912,000    $241,000    $(128,000)   $56,025,000
   Mortgage-backed securities    37,711,000     255,000     (165,000)    37,801,000
                                -----------    --------    ----------   -----------
                                $93,623,000    $496,000    $(293,000)   $93,826,000
                                ===========    ========    ==========   ===========

2003
   U.S. Government agency
     debt obligations           $34,014,000    $223,000    $(159,000)   $34,078,000
   Mortgage-backed securities    37,074,000     414,000     (145,000)    37,343,000
                                -----------    --------    ----------   -----------
                                $71,088,000    $637,000    $(304,000)   $71,421,000
                                ===========    ========    ==========   ===========

                                   (Continued)

                           MERCANTILE BANK CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2004 and 2003

NOTE 2 - SECURITIES (Continued)

The carrying amount, unrecognized gains and losses, and fair value of securities held to maturity were as follows:

                                                          Gross          Gross
                                          Carrying    Unrecognized   Unrecognized       Fair
                                           Amount         Gains         Losses         Value
                                        -----------   ------------   ------------   -----------
2004
   Municipal general obligation bonds   $45,063,000    $2,066,000     $ (88,000)    $47,041,000
   Municipal revenue bonds                7,278,000       325,000       (23,000)      7,580,000
                                        -----------    ----------     ---------     -----------
                                        $52,341,000    $2,391,000     $(111,000)    $54,621,000
                                        ===========    ==========     =========     ===========

2003
   Municipal general obligation bonds   $38,594,000    $1,829,000     $(122,000)    $40,301,000
   Municipal revenue bonds                6,518,000       303,000       (20,000)      6,801,000
                                        -----------    ----------     ---------     -----------
                                        $45,112,000    $2,132,000     $(142,000)    $47,102,000
                                        ===========    ==========     =========     ===========

Securities with unrealized losses not recognized in income are as follows:

                                Less than 12 Months         12 Months or More                Total
                             ------------------------   ------------------------   ------------------------
                                Fair       Unrealized      Fair       Unrealized      Fair       Unrealized
Description of Securities       Value         Loss         Value         Loss         Value         Loss
-------------------------    -----------   ----------   -----------   ----------   -----------   ----------
2004
U.S. Government agency
   debt obligations          $ 1,976,000   $ (22,000)   $ 3,893,000   $(106,000)   $ 5,869,000   $(128,000)
Mortgage-backed securities     5,666,000     (16,000)    10,532,000    (149,000)    16,198,000    (165,000)
Municipal general
   obligation bonds              744,000      (8,000)     2,357,000     (80,000)     3,101,000     (88,000)
Municipal revenue bonds          813,000      (9,000)       536,000     (14,000)     1,349,000     (23,000)
                             -----------   ----------   -----------   ----------   -----------   ----------
                             $ 9,199,000   $ (55,000)   $17,318,000   $(349,000)   $26,517,000   $(404,000)
                             ===========   ==========   ===========   ==========   ===========   ==========

2003
U.S. Government agency
   debt obligations          $ 5,827,000   $(159,000)   $         0   $        0   $ 5,827,000   $(159,000)
Mortgage-backed securities    12,975,000    (145,000)             0            0    12,975,000    (145,000)
Municipal general
   obligation bonds            4,318,000    (118,000)     1,082,000       (4,000)    5,400,000    (122,000)
Municipal revenue bonds          532,000     (20,000)             0            0       532,000     (20,000)
                             -----------   ----------   -----------   ----------   -----------   ----------
                             $23,652,000   $(442,000)   $ 1,082,000   $   (4,000)  $24,734,000   $(446,000)
                             ===========   ==========   ===========   ==========   ===========   ==========

                                   (Continued)

                           MERCANTILE BANK CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2004 and 2003

NOTE 2 - SECURITIES (Continued)

We evaluate securities for other-than-temporary impairment at least on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. Consideration is given to the length of time and the extent to which the fair value has been less than cost, the financial condition and near-term prospects of the issuer, and the intent and ability we have to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value. In analyzing an issuer's financial condition, we may consider whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred and the results of reviews of the issuer's financial condition.

At December 31, 2004, $26.5 million in debt securities have unrealized losses with aggregate depreciation of 1.5% from the amortized cost basis. In analyzing an issuer's financial condition, we considered whether the securities were issued by the federal government or its agencies, whether downgrades by bond rating agencies had occurred, and industry analysts' reports. As we have the ability to hold debt securities until maturity, or for the foreseeable future if classified as available for sale, no declines are deemed to be other than temporary.

The amortized cost and fair values of debt securities at year-end 2004, by contractual maturity, are shown below. The contractual maturity is utilized below for U.S. Government agency debt obligations and municipal bonds. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity date, primarily mortgage backed securities, are shown separately.

The maturities of securities and their weighted average yields at December 31, 2004 are shown in the following table. The yields for municipal securities are shown at their tax equivalent yield.

                                       Held-to-Maturity                      Available-for-Sale
                             ------------------------------------   ------------------------------------
                             Weighted                               Weighted
                              Average     Carrying        Fair       Average    Amortized        Fair
                               Yield       Amount        Value        Yield       Cost          Value
                             --------   -----------   -----------   --------   -----------   -----------
Due in one year or less        6.89%    $   906,000   $   924,000       NA     $         0   $         0
Due from one to five years     6.88       4,947,000     5,289,000       NA               0             0
Due from five to ten years     6.79       9,771,000    10,460,000     5.04%     55,912,000    56,025,000
Due after ten years            6.67      36,717,000    37,948,000       NA               0             0
Mortgage-backed                  NA               0             0     4.75      37,711,000    37,801,000
                                        -----------   -----------              -----------   -----------
                               6.72%    $52,341,000   $54,621,000     4.92%    $93,623,000   $93,826,000
                                        ===========   ===========              ===========   ===========

During 2004, securities with an aggregate amortized cost basis of $1.7 million were sold, resulting in a gross realized gain of $78,000. During 2003, securities with an aggregate amortized cost basis of $15.7 million were sold, resulting in a gross realized gain of $324,000 and a gross realized loss of $3,000. During 2002, securities with a gross amortized cost basis of $13.7 million were sold, resulting in a gross realized gain of $270,000.

At year-end 2004 and 2003, the amortized cost of securities issued by the state of Michigan and all its political subdivisions totaled $52.3 million and $45.1 million, with an estimated market value of $54.6 million and $47.1 million, respectively. Total securities of any one specific issuer, other than the U.S. Government and its agencies, did not exceed 10% of shareholders' equity.

The carrying value of securities that are pledged to repurchase agreements and other deposits was $70.9 million and $61.4 million at December 31, 2004 and 2003, respectively.

                                   (Continued)

                           MERCANTILE BANK CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2004 and 2003

NOTE 3 - LOANS AND LEASES AND ALLOWANCE FOR LOAN AND LEASE LOSSES

Year-end loans and leases are as follows:

                                     December 31, 2004        December 31, 2003       Percent
                                  ----------------------   ----------------------    Increase/
                                      Balance        %         Balance        %     (Decrease)
                                  --------------   -----   --------------   -----   ----------
Real Estate:
   Construction and land
      development                 $  136,705,000    10.3%  $  117,649,000    11.4%     16.2%
   Secured by 1 - 4
      family properties              122,635,000     9.3       92,339,000     8.9      32.8
   Secured by multi-
      family properties               35,183,000     2.7       28,950,000     2.8      21.5
   Secured by
      nonresidential properties      649,415,000    49.3      485,080,000    46.8      33.9
Commercial                           365,615,000    27.8      304,800,000    29.4      20.0
Leases                                 2,573,000     0.2        2,309,000     0.2      11.4
Consumer                               4,998,000     0.4        4,836,000     0.5       3.3
                                  --------------   -----   --------------   -----      ----
                                  $1,317,124,000   100.0%  $1,035,963,000   100.0%     27.1%
                                  ==============   =====   ==============   =====      ====

Activity in the allowance for loan and lease losses is as follows:

                                          2004          2003          2002
                                      -----------   -----------   -----------
Beginning balance                     $14,379,000   $10,890,000   $ 8,494,000
Provision for loan and lease losses     4,674,000     3,800,000     3,002,000
Charge-offs                            (1,405,000)     (596,000)     (706,000)
Recoveries                                171,000       285,000       100,000
                                      -----------   -----------   -----------
   Ending balance                     $17,819,000   $14,379,000   $10,890,000
                                      ===========   ===========   ===========

                                                                             2004         2003
                                                                          ----------   ----------
Impaired loans and leases were as follows:

   Year-end loans with no allocated allowance for loan and lease losses   $        0   $        0
   Year-end loans with allocated allowance for loan and lease losses       2,729,000    1,785,000
                                                                          ----------   ----------
                                                                          $2,729,000   $1,785,000
                                                                          ==========   ==========
   Amount of the allowance for loan and lease losses allocated            $  477,000   $  321,000
   Average of impaired loans during the year                               2,845,000      581,000

The Bank recognized interest income of $21,000 on impaired loans during 2004 and $140,000 during 2003, all accounted for on a cash basis. The Bank did not recognize any interest income on impaired loans during 2002. Nonperforming loans includes both smaller balance homogenous loans that are collectively evaluated for impairment and individually classified impaired loans.

                                   (Continued)

                           MERCANTILE BANK CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2004 and 2003

NOTE 3 - LOANS AND LEASES AND ALLOWANCE FOR LOAN AND LEASE LOSSES (Continued)

Nonperforming loans and leases were as follows:

Loans and leases past due over 90 days still accruing interest   $        0   $1,552,000
Nonaccrual loans and leases                                       2,842,000      233,000
                                                                 ----------   ----------
                                                                 $2,842,000   $1,785,000
                                                                 ==========   ==========

Concentrations within the loan portfolio were as follows at year-end:

                                               2004                            2003
                                  -----------------------------   -----------------------------
                                                  Percentage of                  Percentage of
                                     Balance     Loan Portfolio      Balance     Loan Portfolio
                                  ------------   --------------   ------------   --------------
Commercial real estate loans to
   lessors of non-residential
   buildings                      $364,230,000        27.7%       $259,690,000        25.1%

NOTE 4 - PREMISES AND EQUIPMENT, NET

Year-end premises and equipment are as follows:

                                                           2004          2003
                                                       -----------   -----------
Land and improvements                                  $ 6,482,000   $ 5,745,000
Buildings and leasehold improvements                    16,547,000     8,183,000
Furniture and equipment                                  6,327,000     4,935,000
                                                       -----------   -----------
                                                        29,356,000    18,863,000
Less: accumulated depreciation                           4,784,000     3,558,000
                                                       -----------   -----------
                                                       $24,572,000   $15,305,000
                                                       ===========   ===========

Depreciation expense in 2004, 2003 and 2002 totaled $1,248,000, $1,162,000 and $910,000, respectively.

                                   (Continued)

                           MERCANTILE BANK CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2004 and 2003

NOTE 5 - DEPOSITS

Deposits at year-end are summarized as follows:

                          December 31, 2004       December 31, 2003      Percent
                       ----------------------   --------------------    Increase/
                           Balance        %        Balance       %     (Decrease)
                       --------------   -----   ------------   -----   ----------
Noninterest-bearing
   demand              $  101,742,000     8.8%  $ 76,579,000     8.5%     32.9%
Interest-bearing
   checking                37,649,000     3.2     34,241,000     3.8      10.0
Money market               10,528,000     0.9      8,290,000     0.9      27.0
Savings                   129,374,000    11.2    101,710,000    11.3      27.2
Time, under $100,000        8,963,000     0.8      8,163,000     0.9       9.8
Time, $100,000 and
   over                    99,760,000     8.6     82,288,000     9.1      21.2
                       --------------   -----   ------------   -----      ----
                          388,016,000    33.5    311,271,000    34.5      24.7
Out-of-area time,
   under $100,000          90,829,000     7.8     98,079,000    10.9      (7.4)
Out-of-area time,
   $100,000 and over      680,336,000    58.7    493,542,000    54.6      37.8
                       --------------   -----   ------------   -----      ----
                          771,165,000    66.5    591,621,000    65.5      30.3
                       --------------   -----   ------------   -----      ----
                       $1,159,181,000   100.0%  $902,892,000   100.0%     28.4%
                       ==============   =====   ============   =====      ====

Out-of-area certificates of deposit consist of certificates obtained from depositors outside of the primary market area. As of December 31, 2004, out-of-area certificates of deposit totaling $753.6 million were obtained through deposit brokers, with the remaining $17.6 million obtained directly from the depositors.

The following table depicts the maturity distribution for time deposits at year-end.

                     2004           2003
                 ------------   ------------
In one year      $609,055,000   $490,450,000
In two years      191,079,000    119,376,000
In three years     40,044,000     34,172,000
In four years      21,252,000     19,957,000
In five years      18,458,000     18,117,000
                 ------------   ------------
                 $879,888,000   $682,072,000
                 ============   ============

The following table depicts the maturity distribution for certificates of deposit with balances of $100,000 or more at year-end.

                                  2004           2003
                              ------------   ------------
Up to three months            $181,526,000   $123,040,000
Three months to six months     136,349,000    142,231,000
Six months to twelve months    229,645,000    146,488,000
Over twelve months             232,576,000    164,071,000
                              ------------   ------------
                              $780,096,000   $575,830,000
                              ============   ============

                                   (Continued)

                           MERCANTILE BANK CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2004 and 2003

NOTE 6 - SHORT-TERM BORROWINGS

Information relating to short-term borrowings, comprised entirely of securities sold under agreements to repurchase, at year-end is summarized below:

                                                     2004          2003
                                                 -----------   -----------
Outstanding balance at year-end                  $56,317,000   $49,545,000
Weighted average interest rate at year-end              1.90%         1.38%
Average daily balance during the year             49,935,000    45,865,000
Weighted average interest rate during the year          1.57%         1.45%
Maximum month end balance during the year         61,678,000    55,270,000

Securities sold under agreements to repurchase (repurchase agreements) generally have original maturities of less than one year. Repurchase agreements are treated as financings and the obligations to repurchase securities sold are reflected as liabilities. Securities involved with the repurchase agreements are recorded as assets of the Bank and are primarily held in safekeeping by correspondent banks. Repurchase agreements are offered principally to certain large deposit customers as uninsured deposit equivalent investments. Repurchase agreements were secured by securities with a market value of $69.9 million and $60.4 million at year-end 2004 and 2003, respectively.

NOTE 7 - FEDERAL HOME LOAN BANK ADVANCES

At year-end, advances from the Federal Home Loan Bank were as follows.

                                                                    2004           2003
                                                                ------------   -----------
Maturities January 2005 through December 2006, fixed rates
   from 1.66% to 3.47%, averaging 2.51%                          110,000,000             0
Maturities in May 2006, floating rates tied to Libor indices,
   averaging 2.32%                                                10,000,000             0
Maturities January 2004 through September 2006, fixed rates
   from 1.54% to 3.21%, averaging 2.07%                                    0    90,000,000
                                                                ------------   -----------
                                                                $120,000,000   $90,000,000
                                                                ============   ===========

Each advance is payable at its maturity date, and is subject to a prepayment fee if paid prior to the maturity date. The advances are collateralized by residential mortgage loans, first mortgage liens on multi-family residential property loans, first mortgage liens on commercial real estate property loans, and substantially all other assets of the Bank, under a blanket lien arrangement. Our borrowing line of credit as of December 31, 2004 totaled $193.5 million.

Maturities over the next five years are:

2005   $65,000,000
2006    55,000,000
2007             0
2008             0
2009             0

                                   (Continued)

                           MERCANTILE BANK CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2004 and 2003

NOTE 8 - FEDERAL INCOME TAXES

The consolidated provision for income taxes is as follows:

                                                  2004          2003         2002
                                               ----------   -----------   ----------
Current                                        $5,981,000   $ 5,153,000   $4,060,000
Deferred benefit                                 (845,000)   (1,253,000)    (893,000)
Effect of restating deferred tax asset @ 35%            0      (115,000)           0
                                               ----------   -----------   ----------
   Tax expense                                 $5,136,000   $ 3,785,000   $3,167,000
                                               ==========   ===========   ==========

Income tax expense was less than the amount computed by applying the statutory federal income tax rate to income before income taxes. The reasons for the difference are as follows:

                                        2004         2003         2002
                                     ----------   ----------   ----------
Statutory rates                      $6,600,000   $4,830,000   $3,714,000
Increase (decrease) from
   Tax-exempt interest                 (708,000)    (606,000)    (429,000)
   Life insurance                      (257,000)    (273,000)    (139,000)
   Effect of tax bracket surcharge            0     (100,000)           0
   Rehabilitation tax credits          (429,000)           0            0
   Other                                (70,000)     (66,000)      21,000
                                     ----------   ----------   ----------
      Tax expense                    $5,136,000   $3,785,000   $3,167,000
                                     ==========   ==========   ==========

The net deferred tax asset recorded includes the following amounts of deferred tax assets and liabilities:

                                                         2004         2003
                                                      ----------   ----------
Deferred tax assets
   Allowance for loan and lease losses                $6,237,000   $4,983,000
   Deferred loan fees                                    401,000      360,000
   Deferred compensation                                 563,000      390,000
   Other                                                  27,000       33,000
                                                      ----------   ----------
                                                       7,228,000    5,766,000

Deferred tax liabilities
   Unrealized gain on securities available for sale       71,000      113,000
   Depreciation                                          711,000      383,000
   Other                                                 407,000      118,000
                                                      ----------   ----------
                                                       1,189,000      614,000
                                                      ----------   ----------
Net deferred tax asset                                $6,039,000   $5,152,000
                                                      ==========   ==========

A valuation allowance related to deferred tax assets is required when it is considered more likely than not that all or part of the benefits related to such assets will not be realized. Management has determined that no valuation allowance was required at year-end 2004 or 2003.

                                   (Continued)

                           MERCANTILE BANK CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2004 and 2003

NOTE 9 - STOCK OPTION PLANS

Stock option plans are used to reward directors and employees and provide them with additional equity interest. Stock options granted to non-employee directors are at 125% of the market price on the date of grant, fully vest after five years and expire ten years from the date of grant. Stock options granted to employees are granted at the market price on the date of grant, generally fully vest after one year and expire ten years from the date of grant. At year-end 2004, there were 262,994 shares authorized for future option grants. Information about option grants follows.

A summary of the activity in the plan is as follows.

                                2004                  2003                  2002
                         -------------------   -------------------   -------------------
                                    Weighted              Weighted              Weighted
                                     Average               Average               Average
                                    Exercise              Exercise              Exercise
                          Shares      Price     Shares      Price     Shares      Price
                         --------   --------   --------   --------   --------   --------
Outstanding at
   beginning of year      291,978    $14.98     285,466    $12.03     241,279    $10.61
Granted                    42,050     40.16      39,761     32.13      47,106     19.39
Exercised                 (51,726)    10.14     (31,912)     9.43        (606)     9.51
Forfeited or expired         (420)    30.81      (1,337)    28.78      (2,313)    14.41
                         --------    ------    --------    ------    --------    ------
Outstanding at
   end of year            281,882    $19.60     291,978    $14.98     285,466    $12.03
                         ========    ======    ========    ======    ========    ======

Options exercisable
   at year-end            219,354    $15.02     238,254    $11.84     229,731    $10.31
                         ========    ======    ========    ======    ========    ======

Fair value of options
   granted during year   $  10.86              $   7.97              $   9.50
                         ========              ========              ========

Options outstanding at year-end 2004 were as follows:

                                       Outstanding                   Exercisable
                          -------------------------------------   ------------------
                                    Weighted Average   Weighted             Weighted
Range of                               Remaining        Average              Average
Exercise                              Contractual      Exercise             Exercise
Prices                     Number        Life           Price      Number     Price
--------                  -------   ----------------   --------   -------   --------
$8.00 - $10.00             73,155       4.0 Years       $ 8.92     73,155    $ 8.92
$10.01 - $12.00            43,009       4.1 Years        11.02     43,009     11.02
$14.01 - $16.00            33,550       6.8 Years        14.40     33,550     14.40
$18.01 - $20.00            44,952       7.6 Years        18.57     38,016     18.68
$22.01 - $24.00             6,612       7.8 Years        23.36          0        NA
$30.01 - $32.00            32,254       8.8 Years        30.81     31,624     30.81
$38.01 - $40.00            41,850       9.7 Years        38.91          0        NA
$46.01 - $48.00             6,500       9.8 Years        46.63          0        NA
                          -------       ---------                 -------
Outstanding at year end   281,882       6.5 Years       $19.60    219,354    $15.02
                          =======       =========                 =======

                                   (Continued)

                           MERCANTILE BANK CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2004 and 2003

NOTE 9 - STOCK OPTION PLANS (Continued)

Options outstanding at year-end 2004, 2003 and 2002 were as follows:

                                   2004        2003        2002
                                ---------   ---------   ---------
Minimum exercise price            $ 8.23      $ 8.23      $ 8.23
Maximum exercise price             46.63       38.52       23.36
Average remaining option term   6.5 Years   6.5 Years   6.8 Years

NOTE 10 - RELATED PARTIES

Certain directors and executive officers of the Bank, including their immediate families and companies in which they are principal owners, were loan customers of the Bank. At year-end 2004 and 2003, the Bank had $14.2 million and $11.3 million in loan commitments to directors and executive officers, of which $10.2 million and $6.3 million were outstanding at year-end 2004 and 2003, respectively, as reflected in the following table.

                        2004          2003
                    -----------   -----------
Beginning balance   $ 6,271,000   $ 2,951,000
New loans             5,209,000     4,914,000
Repayments           (1,270,000)   (1,594,000)
                    -----------   -----------
   Ending balance   $10,210,000   $ 6,271,000
                    ===========   ===========

Related party deposits and repurchase agreements totaled $15.5 million at year-end 2004 and $11.3 million at year-end 2003.

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

These instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized, if any, in the balance sheet. The Bank's maximum exposure to loan loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual notional amount of those instruments. The Bank uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments. Collateral, such as accounts receivable, securities, inventory, property and equipment, is generally obtained based on management's credit assessment of the borrower. If required, estimated loss exposure resulting from these instruments is expensed and recorded as a liability.

                                   (Continued)

                           MERCANTILE BANK CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2004 and 2003

NOTE 11 - COMMITMENTS AND OFF-BALANCE-SHEET RISK (Continued)

At year-end 2004 and 2003, the rates on existing off-balance sheet instruments were substantially equivalent to current market rates, considering the underlying credit standing of the counterparties.

The Bank's maximum exposure to credit losses for loan commitments and standby letters of credit outstanding at year-end was as follows:

                                                         2004           2003
                                                     ------------   ------------
Commercial unused lines of credit                    $226,935,000   $176,943,000
Unused lines of credit secured by 1 - 4 family
   residential properties                              24,988,000     19,020,000
Credit card unused lines of credit                      8,307,000      8,990,000
Other consumer unused lines of credit                   5,155,000      5,569,000
Commitments to make loans                              55,440,000     73,570,000
Standby letters of credit                              56,464,000     57,918,000
                                                     ------------   ------------
                                                     $377,289,000   $342,010,000
                                                     ============   ============

The following instruments are considered financial guarantees under FASB Interpretation 45. These instruments are carried at fair value.

                                          2004                     2003
                                 ----------------------   ----------------------
                                   Contract    Carrying     Contract    Carrying
                                    Amount       Value       Amount       Value
                                 -----------   --------   -----------   --------
Standby letters of credit        $56,464,000   $226,000   $57,918,000   $296,000

The Bank was required to have $7.7 million and $4.5 million of cash on hand or on deposit with the Federal Reserve Bank of Chicago to meet regulatory reserve and clearing requirements at year-end 2004 and 2003. These balances do not earn interest.

The Bank leases its downtown Grand Rapids facility under an operating lease agreement. Total rental expense for the lease for 2004, 2003 and 2002 was $180,000, $175,000 and $170,000, respectively. Future minimum rentals under this lease, which expires on August 31, 2007, as of year-end 2004 are as follows:

2005   $184,000
2006    184,000
2007    123,000
       --------
       $491,000
       ========

NOTE 12 - BENEFIT PLANS

Mercantile has a 401(k) benefit plan that covers substantially all of its employees. Mercantile's 2004, 2003 and 2002 matching 401(k) contribution charged to expense was $413,000, $327,000 and $239,000, respectively. The percent of Mercantile's matching contributions to the 401(k) is determined annually by the Board of Directors. The 401(k) benefit plan allows employee contributions up to 15% of their compensation, which are matched at 100% of the first 5% of the compensation contributed. Matching contributions are immediately vested.

                                   (Continued)

                           MERCANTILE BANK CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2004 and 2003

NOTE 12 - BENEFIT PLANS (Continued)

Mercantile has a deferred compensation plan in which all persons serving on the Board of Directors may defer all or portions of annual retainer and meeting fees, with distributions to be paid only upon termination of service as a director. The deferred amounts are categorized on Mercantile's financial statements as other borrowed money. The deferred balances are paid interest at a rate equal to the prime rate, adjusted at the beginning of each calendar quarter. Interest expense for the plan during 2004, 2003 and 2002 was $21,000, $15,000 and $11,000, respectively.

Mercantile has a non-qualified deferred compensation program in which selected officers may defer all or portions of salary and bonus payments. The deferred amounts are categorized on Mercantile's financial statements as other borrowed money. The deferred balances are paid interest at a rate equal to the prime rate, adjusted at the beginning of each calendar quarter. Interest expense for the plan during 2004, 2003 and 2002 was $38,000, $22,000 and $10,000, respectively.

The Mercantile Bank Corporation Employee Stock Purchase Plan of 2002 ("Stock Purchase Plan") is a non-compensatory plan intended to encourage full- and part-time employees of Mercantile and its subsidiaries to promote the best interests of Mercantile and to align employees' interests with the interests' of Mercantile's shareholders by permitting employees to purchase shares of Mercantile common stock through regular payroll deductions. Shares are purchased on the last business day of each calendar quarter at a price equal to the average, rounded to the nearest whole cent, of the highest and lowest sales prices of Mercantile's common stock reported on The Nasdaq Stock Market. Originally, 25,000 shares of common stock may be issued under the Stock Purchase Plan; however, the number of shares has been and may continue to be adjusted in the future to reflect stock dividends and other changes in Mercantile's capitalization. The numbers of shares issued under the Stock Purchase Plan totaled 2,167 and 1,974 in 2004 and 2003, respectively. As of December 31, 2004, there were 23,421 shares available under the Stock Purchase Plan.

NOTE 13 - FAIR VALUES OF FINANCIAL INSTRUMENTS

Carrying amount and estimated fair values of financial instruments were as follows at year-end.

                                                      2004                             2003
                                        -------------------------------   -------------------------------
                                           Carrying           Fair           Carrying           Fair
                                            Values           Values           Values           Values
                                        --------------   --------------   --------------   --------------
Financial assets
   Cash and cash equivalents            $   20,811,000   $   20,811,000   $   16,564,000   $   16,564,000
   Securities available for sale            93,826,000       93,826,000       71,421,000       71,421,000
   Securities held to maturity              52,341,000       54,621,000       45,112,000       47,102,000
   Federal Home Loan Bank stock              6,798,000        6,798,000        4,977,000        4,977,000
   Loans, net                            1,299,305,000    1,316,831,000    1,021,584,000    1,038,404,000
   Bank owned life insurance policies       23,750,000       23,750,000       16,441,000       16,441,000
   Accrued interest receivable               5,644,000        5,644,000        4,098,000        4,098,000

Financial liabilities
   Deposits                              1,159,181,000    1,155,016,000      902,892,000      903,278,000
   Securities sold under agreements
      to repurchase                         56,317,000       56,317,000       49,545,000       49,545,000
   Federal Home Loan Bank advances         120,000,000      119,936,000       90,000,000       90,305,000
   Accrued interest payable                  6,297,000        6,297,000        4,799,000        4,799,000
   Subordinated debentures                  32,990,000       32,990,000       16,495,000       23,088,000

                                   (Continued)

                           MERCANTILE BANK CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2004 and 2003

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

NOTE 14 - EARNINGS PER SHARE

The factors used in the earnings per share computation follow.

                                                           2004          2003         2002
                                                       -----------   -----------   ----------
Basic
      Net income                                       $13,721,000   $10,016,000   $7,757,000
                                                       ===========   ===========   ==========
      Weighted average common shares outstanding         7,174,320     6,070,648    5,675,988
                                                       -----------   -----------   ----------
   Basic earnings per common share                     $      1.91   $      1.65   $     1.37
                                                       ===========   ===========   ==========
Diluted
      Net income                                       $13,721,000   $10,016,000   $7,757,000
                                                       ===========   ===========   ==========
      Weighted average common shares outstanding for
         basic earnings per common share                 7,174,320     6,070,648    5,675,988
      Add: Dilutive effects of assumed exercises of
         stock options                                     179,693       145,010      102,501
                                                       -----------   -----------   ----------
      Average shares and dilutive potential
         common shares                                   7,354,013     6,215,658    5,778,489
                                                       ===========   ===========   ==========
   Diluted earnings per common share                   $      1.87   $      1.61   $     1.34
                                                       ===========   ===========   ==========

Stock options for 48,350, 37,730 and 44,878 shares of common stock were not considered in computing diluted earnings per common share for 2004, 2003 and 2002, respectively, because they were antidilutive.

                                   (Continued)

                           MERCANTILE BANK CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2004 and 2003

NOTE 15 - SUBORDINATED DEBENTURES

Mercantile Trust, a business trust formed by the company, was incorporated in 2004 for the purpose of issuing Series A and Series B Preferred Securities. On September 16, 2004, Mercantile Trust sold the Series A Preferred Securities in a private sale for $16.0 million, and also sold $495,000 of Series A Common Securities to Mercantile. The proceeds of the Series A Preferred Securities and the Series A Common Securities were used by Mercantile Trust to purchase $16,495,000 of Series A Floating Rate Notes that were issued by Mercantile on September 16, 2004. Mercantile used the proceeds of the Series A Floating Rate Notes to finance the redemption on September 17, 2004 of the $16.0 million of 9.60% Cumulative Preferred Securities issued in 1999 by MBWM Capital Trust I. On December 10, 2004, Mercantile Trust sold the Series B Preferred Securities in a private sale for $16.0 million, and also sold $495,000 of Series B Common Securities to Mercantile. The proceeds of the Series B Preferred Securities and the Series B Common Securities were used by Mercantile Trust to purchase $16,495,000 of Series B Floating Rate Notes that were issued by Mercantile on December 10, 2004. Substantially all of the net proceeds of the Series B Floating Rate Notes were contributed to our bank as capital to provide support for asset growth, fund investments in loans and securities and for general corporate purposes.

The only significant assets of Mercantile Trust are the Series A and Series B Floating Rate Notes, and the only significant liabilities of Mercantile Trust are the Series A and Series B Preferred Securities. The Series A and Series B Floating Rate Notes are categorized on the company's consolidated balance sheet as subordinated debentures and the interest expense is recorded on the company's consolidated statement of income under interest expense on long-term borrowings.

NOTE 16 - SALE OF COMMON STOCK

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

The prompt corrective action regulations provide five classifications, including well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized, although these terms are not used to represent overall financial condition. If an institution is adequately capitalized, regulatory approval is required to accept brokered deposits. If an institution is undercapitalized, capital distributions are limited, as is asset growth and expansion, and plans for capital restoration are required. At year-end 2004 and 2003, the most recent regulatory notifications categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that we believe has changed the Bank's category.

                                   (Continued)

                           MERCANTILE BANK CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2004 and 2003

NOTE 17 - REGULATORY MATTERS (Continued)

At year end, actual capital levels (in thousands) and minimum required levels for Mercantile and the Bank were:

                                                                        Minimum Required
                                                                           to be Well
                                                    Minimum Required    Capitalized Under
                                                      for Capital       Prompt Corrective
                                     Actual        Adequacy Purposes   Action Regulations
                                ----------------   -----------------   ------------------
                                 Amount    Ratio     Amount    Ratio     Amount    Ratio
                                --------   -----    --------   -----    --------   -----
2004
   Total capital (to risk
      weighted assets)
      Consolidated              $191,304   13.0%    $117,426    8.0%    $146,782    10.0%
      Bank                       188,075   12.8      117,288    8.0      146,610    10.0
   Tier 1 capital (to risk
      weighted assets)
      Consolidated               173,485   11.8       58,713    4.0       88,070     6.0
      Bank                       170,256   11.6       58,644    4.0       87,966     6.0
   Tier 1 capital (to average
      assets)
      Consolidated               173,485   11.5       60,182    4.0       75,227     5.0
      Bank                       170,256   11.3       60,088    4.0       75,110     5.0

2003
   Total capital (to risk
      weighted assets)
      Consolidated              $160,360   13.8%    $ 92,711    8.0%    $115,888    10.0%
      Bank                       156,950   13.6       92,556    8.0      115,695    10.0
   Tier 1 capital (to risk
      weighted assets)
      Consolidated               145,981   12.6       46,356    4.0       69,533     6.0
      Bank                       142,571   12.3       46,278    4.0       69,417     6.0
   Tier 1 capital (to average
      assets)
      Consolidated               145,981   12.5       46,756    4.0       58,444     5.0
      Bank                       142,571   12.2       46,703    4.0       58,378     5.0

Federal and state banking laws and regulations place certain restrictions on the amount of dividends the Bank can transfer to Mercantile and on the capital levels that must be maintained. At year-end 2004, under the most restrictive of these regulations (to remain well capitalized), the Bank could distribute approximately $38.3 million to Mercantile as dividends without prior regulatory approval.

The capital levels as of year-end 2004 include $32.0 million trust preferred securities issued by Mercantile Trust in September 2004 and December 2004 subject to certain limitations. Federal Reserve guidelines limit the amount of trust preferred securities which can be included in Tier 1 capital of Mercantile to 25% of total Tier 1 capital. At year-end 2004, all $32.0 million of the trust preferred securities were included as Tier 1 capital of Mercantile.

                                   (Continued)

                           MERCANTILE BANK CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2004 and 2003

NOTE 17 - REGULATORY MATTERS (Continued)

The capital levels as of year-end 2003 include $16.0 million trust preferred securities issued by MBWM Capital Trust I in September 1999 subject to certain limitations. Federal Reserve guidelines limit the amount of trust preferred securities which can be included in Tier 1 capital of Mercantile to 25% of total Tier 1 capital. At year-end 2003, all $16.0 million of the trust preferred securities were included as Tier 1 capital of Mercantile.

NOTE 18 - OTHER COMPREHENSIVE INCOME/(LOSS)

Other comprehensive income/(loss) components and related taxes were as follows.

                                                    2004         2003         2002
                                                 ---------   -----------   ----------
Unrealized holding gains and losses on
   available-for-sale securities                 $(208,000)  $(1,586,000)  $1,249,000
Reclassification adjustments for gains
   and losses later recognized in income           (78,000)     (321,000)    (270,000)
                                                 ---------   -----------   ----------
Net unrealized gains and losses                   (130,000)   (1,265,000)     979,000
Tax effect of unrealized holding gains and
   losses on available-for-sale securities          70,000       539,000     (425,000)
Tax effect of reclassification adjustments for
   gains and losses later recognized in income     (28,000)     (108,000)      92,000
                                                 ---------   -----------   ----------
Other comprehensive income/(loss)                $ (88,000)  $  (834,000)  $  646,000
                                                 =========   ===========   ==========

NOTE 19 - QUARTERLY FINANCIAL DATA (UNAUDITED)

                                                                Earnings per Share
                      Interest    Net Interest       Net      ---------------------
                       Income        Income        Income     Basic   Fully Diluted
                    -----------   ------------   ----------   -----   -------------
2004
   First quarter    $15,354,000    $ 9,489,000   $2,973,000   $0.42       $0.41
   Second quarter    16,130,000     10,000,000    3,146,000    0.44        0.43
   Third quarter     17,819,000     10,856,000    3,114,000    0.43        0.42
   Fourth quarter    19,719,000     12,082,000    4,488,000    0.62        0.61

2003
   First quarter    $12,675,000    $ 6,794,000   $2,233,000   $0.39       $0.38
   Second quarter    13,433,000      7,511,000    2,540,000    0.45        0.44
   Third quarter     13,854,000      8,057,000    2,228,000    0.38        0.37
   Fourth quarter    14,696,000      8,949,000    3,015,000    0.43        0.42

2002
   First quarter    $11,040,000    $ 5,034,000   $1,604,000   $0.28       $0.29
   Second quarter    11,639,000      5,735,000    1,716,000    0.30        0.29
   Third quarter     12,318,000      6,282,000    2,156,000    0.38        0.37
   Fourth quarter    12,635,000      6,603,000    2,281,000    0.40        0.39

                                   (Continued)

                           MERCANTILE BANK CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2004 and 2003

NOTE 20 - MERCANTILE BANK CORPORATION (PARENT COMPANY ONLY) CONDENSED FINANCIAL STATEMENTS

Following are condensed parent company only financial statements.

                            CONDENSED BALANCE SHEETS

                                                       2004           2003
                                                   ------------   ------------
ASSETS
   Cash and cash equivalents                       $  1,644,000   $  1,408,000
   Investment in bank subsidiary                    170,389,000    142,791,000
   Other assets                                       2,792,000      2,855,000
                                                   ------------   ------------
      Total assets                                 $174,825,000   $147,054,000
                                                   ============   ============

LIABILITIES AND SHAREHOLDERS' EQUITY
   Liabilities                                     $    218,000   $    358,000
   Subordinated debentures                           32,990,000     16,495,000
   Shareholders' equity                             141,617,000    130,201,000
                                                   ------------   ------------
      Total liabilities and shareholders' equity   $174,825,000   $147,054,000
                                                   ============   ============

                         CONDENSED STATEMENTS OF INCOME

                                                         2004          2003         2002
                                                     -----------   -----------   ----------
Income
   Dividends from subsidiaries                       $ 4,032,000   $ 3,455,000   $1,583,000
   Other                                                  25,000        14,000       18,000
                                                     -----------   -----------   ----------
      Total income                                     4,057,000     3,469,000    1,601,000

Expenses
   Interest expense                                    1,402,000     1,617,000    1,617,000
   Other operating expenses                            1,666,000       611,000      512,000
                                                     -----------   -----------   ----------
      Total expenses                                   3,068,000     2,228,000    2,129,000
                                                     -----------   -----------   ----------

INCOME (LOSS) BEFORE INCOME TAX AND EQUITY IN
   UNDISTRIBUTED NET INCOME (LOSS) OF SUBSIDIARIES       989,000     1,241,000     (528,000)

Federal income tax expense (benefit)                  (1,051,000)     (724,000)    (702,000)
Equity in undistributed net income of subsidiary      11,681,000     8,051,000    7,583,000
                                                     -----------   -----------   ----------
NET INCOME                                           $13,721,000   $10,016,000   $7,757,000
                                                     ===========   ===========   ==========

                                   (Continued)

                           MERCANTILE BANK CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2004 and 2003

NOTE 20 - MERCANTILE BANK CORPORATION (PARENT COMPANY ONLY)
CONDENSED FINANCIAL STATEMENTS (Continued)

                        CONDENSED STATEMENT OF CASH FLOWS

                                                               2004           2003           2002
                                                           ------------   ------------   -----------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income                                              $ 13,721,000   $ 10,016,000   $ 7,757,000
   Adjustments to reconcile net income to net
      cash from operating activities
         Equity in undistributed income of subsidiary       (11,681,000)    (8,051,000)   (7,583,000)
            Change in other assets                              553,000         95,000        17,000
         Change in other liabilities                           (140,000)       (82,000)       60,000
                                                           ------------   ------------   -----------
            Net cash from operating activities                2,453,000      1,978,000       251,000

CASH FLOWS FROM INVESTING ACTIVITIES
   Net capital investment into subsidiaries                 (16,495,000)   (42,600,000)            0
                                                           ------------   ------------   -----------
            Net cash from investing activities              (16,495,000)   (42,600,000)            0

CASH FLOWS FROM FINANCING ACTIVITIES
   Net proceeds from sale of common stock                             0     42,818,000       (37,000)
   Proceeds from the issuance of subordinated debentures     32,990,000              0             0
   Pay-off of subordinated debentures                       (16,495,000)             0             0
   Stock option exercises, net                                  137,000         36,000         6,000
   Employee stock purchase plan                                  79,000         57,000             0
   Dividend reinvestment plan                                   123,000        119,000             0
   Cash dividends                                            (2,552,000)    (1,845,000)            0
   Fraction shares paid                                          (4,000)             0        (1,000)
                                                           ------------   ------------   -----------
            Net cash from financing activities               14,278,000     41,185,000       (32,000)
                                                           ------------   ------------   -----------

Net change in cash and cash equivalents                         236,000        563,000       219,000

Cash and cash equivalents at beginning of period              1,408,000        845,000       626,000
                                                           ------------   ------------   -----------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                 $  1,644,000   $  1,408,000   $   845,000
                                                           ============   ============   ===========

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 24, 2005.

                               MERCANTILE BANK CORPORATION


                               /s/ Gerald R. Johnson, Jr.
                               -------------------------------------------------
                               Gerald R. Johnson, Jr.
                               Chairman of the Board and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 24, 2005.


/s/ Betty S. Burton                     /s/ Susan K. Jones
-------------------------------------   ----------------------------------------
Betty S. Burton, Director               Susan K. Jones, Director


/s/ David M. Cassard                    /s/ Lawrence W. Larsen
-------------------------------------   ----------------------------------------
David M. Cassard, Director              Lawrence W. Larsen, Director


/s/ Edward J. Clark                     /s/ Calvin D. Murdock
-------------------------------------   ----------------------------------------
Edward J. Clark, Director               Calvin D. Murdock, Director


/s/ Peter A. Cordes                     /s/ Michael H. Price
-------------------------------------   ----------------------------------------
Peter A. Cordes, Director               Michael H. Price, Director, President
                                        and Chief Operating Officer


/s/ C. John Gill                        /s/ Merle J. Prins
-------------------------------------   ----------------------------------------
C. John Gill, Director                  Merle J. Prins, Director


/s/ Doyle A. Hayes                      /s/ Dale J. Visser
-------------------------------------   ----------------------------------------
Doyle A. Hayes, Director                Dale J. Visser, Director


/s/ David M. Hecht                      /s/ Donald Williams, Sr.
-------------------------------------   ----------------------------------------
David M. Hecht, Director                Donald Williams, Sr., Director


/s/ Gerald R. Johnson, Jr.              /s/ Charles E. Christmas
-------------------------------------   ----------------------------------------
Gerald R. Johnson, Jr., Chairman of     Charles E. Christmas, Senior Vice
the Board and Chief Executive           President, Chief Financial Officer
Officer (principal executive            and Treasurer (principal financial
officer)                                and accounting officer)

                                  EXHIBIT INDEX

EXHIBIT NO.                           EXHIBIT DESCRIPTION
-----------                           -------------------
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

    10.1 Our 1997 Employee Stock Option Plan is incorporated by reference to exhibit 10.1 of our Registration Statement on Form SB-2
              (Commission File No. 333-33081) that became effective on October
              23, 1997 *

    10.2 Our 2000 Employee Stock Option Plan is incorporated by reference to exhibit 10.14 of our Form 10-K for the year ended December 31, 2000 *

    10.3 Our 2004 Employee Stock Option Plan is incorporated by reference to exhibit 10.1 of our Form 10-Q for the quarter ended September
              30, 2004 *

    10.4      Form of Stock Option Agreement for options under the 2004 Employee
              Stock Option Plan is incorporated by reference to exhibit 10.2 of our Form 10-Q for the quarter ended September 30, 2004 *

    10.5 Our Independent Director Stock Option Plan is incorporated by reference to exhibit 10.26 of our Form 10-K for the year ended
              December 31, 2002 *

    10.6      Form of Stock Option Agreement for options under the Independent
              Director Stock Option Plan is incorporated by reference to exhibit
              10.1 of our Form 8-K dated October 21, 2004 *

    10.7 Nonlender Bonus Plan is incorporated by reference to exhibit 10.3 of our Form 10-Q for the quarter ended September 30, 2004 *

    10.8      Mercantile Bank of West Michigan Deferred Compensation Plan for
              Members of the Board of Directors (1999) is incorporated by reference to Exhibit 10.6 of the Registration Statement of the company and our trust on Form SB-2 (Commission File Nos. 333-84313 and 333-84313-01) that became effective on September 13, 1999 *

    10.9      Lease Agreement between our bank and Division Avenue Partners,
              L.L.C. dated August 16, 1997, is incorporated by reference to exhibit 10.2 of our Registration Statement on Form SB-2
              (Commission File No. 333-33081) that became effective October 23,
              1997

   10.10      Agreement between Fiserv Solutions, Inc. and our bank dated
              September 10, 1997, is incorporated by reference to exhibit 10.3 of our Registration Statement on Form SB-2 (Commission File No.
              333-33081) that became effective on October 23, 1997

   10.11      Extension Agreement of Data Processing Contract between Fiserv
              Solutions, Inc. and our bank dated May 12, 2000 extending the agreement between Fiserv Solutions, Inc. and our bank dated
              September 10, 1997, is incorporated by reference to exhibit 10.15 of our Form 10-K for the year ended December 31, 2000

EXHIBIT NO.                           EXHIBIT DESCRIPTION
-----------                           -------------------
   10.12      Extension Agreement of Data Processing Contract between Fiserv
              Solutions, Inc. and our bank dated November 22, 2002 extending the agreement between Fiserv Solutions, Inc. and our bank dated
              September 10, 1997, is incorporated by reference to exhibit 10.5 of our Form 10-K for the year ended December 31, 2002

   10.13      Amended and Restated Employment Agreement dated as of October 18,
              2001, among the company, our bank and Gerald R. Johnson, Jr., is incorporated by reference to exhibit 10.21 of our Form 10-K for the year ended December 31, 2001 *

   10.14      Amended and Restated Employment Agreement dated as of October 18,
              2001, among the company, our bank and Michael H. Price, is incorporated by reference to exhibit 10.22 of our Form 10-K for the year ended December 31, 2001 *

   10.15 Employment Agreement dated as of October 18, 2001, among the company, our bank and Robert B. Kaminski, is incorporated by reference to exhibit 10.23 of our Form 10-K for the year ended
              December 31, 2001 *

   10.16 Employment Agreement dated as of October 18, 2001, among the company, our bank and Charles E. Christmas, is incorporated by reference to exhibit 10.23 of our Form 10-K for the year ended
              December 31, 2001 *

   10.17 Amendment to Employment Agreement dated as of October 17, 2002, among the company, our bank and Gerald R. Johnson, Jr., is incorporated by reference to exhibit 10.21 of our Form 10-K for the year ended December 31, 2002 *

   10.18 Amendment to Employment Agreement dated as of October 17, 2002, among the company, our bank and Michael H. Price, is incorporated by reference to exhibit 10.22 of our Form 10-K for the year ended
              December 31, 2002 *

   10.19 Amendment to Employment Agreement dated as of October 17, 2002, among the company, our bank and Robert B. Kaminski, is incorporated by reference to exhibit 10.23 of our Form 10-K for the year ended December 31, 2002 *

   10.20 Amendment to Employment Agreement dated as of October 17, 2002, among the company, our bank and Charles E. Christmas, is incorporated by reference to exhibit 10.24 of our Form 10-K for the year ended December 31, 2002 *

   10.21 Amendment to Employment Agreement dated as of October 28, 2004, among the company, our bank and Robert B. Kaminski *

   10.22      Agreement between our bank and Visser Brothers Construction Inc.
              dated May 8, 2002, on Standard Form of Agreement Between Owner and
              Contractor where the basis of payment is a stipulated sum, is incorporated by reference to exhibit 10.25 of our Form 10-K for the year ended December 31, 2002

   10.23 Agreement between our real estate company and Visser Brothers, Inc. dated November 20, 2003, on Standard Form of Agreement
              Between Owner and Contractor where the basis of payment is a stipulated sum is incorporated by reference to exhibit 10.22 of our Form 10-K for the year ended December 31, 2003

   10.24      Agreement between our bank and Rockford Construction Company,
              Inc., dated December 3, 2003, on Standard Form of Agreement
              Between Owner and Contractor where the basis of payment is a stipulated sum is incorporated by reference to exhibit 10.23 of our Form 10-K for the year ended December 31, 2003

EXHIBIT NO.                           EXHIBIT DESCRIPTION
-----------                           -------------------
   10.25      Junior Subordinated Indenture between us and Wilmington Trust
              Company dated September 16, 2004 providing for the issuance of the
              Series A and Series B Floating Rate Junior Subordinated Notes due
              2034 is incorporated by reference to exhibit 10.1 of our Form 8-K dated December 15, 2004

   10.26      Amended and Restated Trust Agreement dated September 16, 2004 for
              Mercantile Bank Capital Trust I is incorporated by reference to exhibit 10.2 of our Form 8-K dated December 15, 2004

   10.27 Placement Agreement between us, Mercantile Bank Capital Trust I, and SunTrust Capital Markets, Inc. dated September 16, 2004 is incorporated by reference to exhibit 10.3 of our Form 8-K dated
              December 15, 2004

   10.28      Guarantee Agreement dated September 16, 2004 between Mercantile as
              Guarantor and Wilmington Trust Company as Guarantee Trustee is incorporated by reference to exhibit 10.4 of our Form 8-K dated
              December 15, 2004

     21       Subsidiaries of the company

     23       Consent of Independent Registered Public Accounting Firm

     31       Rule 13a-14(a) Certifications

    32.1      Section 1350 Chief Executive Officer Certification

    32.2      Section 1350 Chief Financial Officer Certification

*    - Management contract or compensatory plan