Form 10-Q
period 2005-03-31
MERCANTILE BANK CORP
filed 2005-05-06
CIK 1042729

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended March 31, 2005

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

                 5650 BYRON CENTER AVENUE SW, WYOMING, MI 49519
               (Address of principal executive offices) (Zip Code)

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

                                            Yes  [X]    No [ ]

At May 6, 2005, there were 7,219,017 shares of Common Stock outstanding.

                          MARCANTILE BANK CORPORATION

                                      INDEX

                                                                                                               Page No.
                                                                                                               --------
PART I.    Financial Information

           Item 1. Financial Statements

           Consolidated Balance Sheets -
               March 31, 2005 (Unaudited) and December 31, 2004...................................                 1

           Consolidated Statements of Income and Comprehensive Income -
               Three Months Ended March 31, 2005 (Unaudited) and
               March 31, 2004 (Unaudited).........................................................                 2

           Consolidated Statement of Changes in Shareholders' Equity -
                Three Months Ended March 31, 2005 (Unaudited) and
                March 31, 2004 (Unaudited)........................................................                 3

           Consolidated Statements of Cash Flows -
               Three Months Ended March 31, 2005 (Unaudited) and
               March 31, 2004 (Unaudited).........................................................                 4

           Notes to Consolidated Financial Statements (Unaudited).................................                 5

           Item 2.  Management's Discussion and Analysis of Financial
             Condition and Results of Operations..................................................                13

           Item 3.  Quantitative and Qualitative Disclosures About Market Risk....................                22

           Item 4.  Controls and Procedures.......................................................                24

PART II.   Other Information

           Item 1.  Legal Proceedings.............................................................                25

           Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds...................                25

           Item 3.  Defaults upon Senior Securities...............................................                25

           Item 4.  Submission of Matters to a Vote of Security Holders...........................                25

           Item 5.  Other Information.............................................................                26

           Item 6.  Exhibits......................................................................                26

           Signatures.............................................................................                27

                           MERCANTILE BANK CORPORATION
                           CONSOLIDATED BALANCE SHEETS

                                                                                   March 31,         December 31,
                                                                                     2005                2004
                                                                                     ----                ----
                                                                                  (Unaudited)
ASSETS
     Cash and due from banks                                                    $    39,255,000    $     20,662,000
     Short-term investments                                                             942,000             149,000
     Federal funds sold                                                              33,400,000                   0
                                                                                ---------------    ----------------
         Total cash and cash equivalents                                             73,597,000          20,811,000

     Securities available for sale                                                  102,733,000          93,826,000
     Securities held to maturity (fair value of $58,622,000 at
       March 31, 2005 and $54,621,000 at December 31, 2004)                          57,023,000          52,341,000
     Federal Home Loan Bank stock                                                     7,022,000           6,798,000

     Total loans and leases                                                       1,374,577,000       1,317,124,000
     Allowance for loan and lease losses                                            (18,097,000)        (17,819,000)
                                                                                ---------------    ----------------
         Total loans and leases, net                                              1,356,480,000       1,299,305,000

     Premises and equipment, net                                                     26,576,000          24,572,000
     Bank owned life insurance policies                                              23,986,000          23,750,000
     Accrued interest receivable                                                      6,883,000           5,644,000
     Other assets                                                                    10,576,000           9,072,000
                                                                                ---------------    ----------------
         Total assets                                                           $ 1,664,876,000    $  1,536,119,000
                                                                                ===============    ================

LIABILITIES AND SHAREHOLDERS' EQUITY
     Deposits
         Noninterest-bearing                                                    $   135,544,000    $    101,742,000
         Interest-bearing                                                         1,154,473,000       1,057,439,000
                                                                                ---------------    ----------------
              Total deposits                                                      1,290,017,000       1,159,181,000

     Securities sold under agreements to repurchase                                  60,208,000          56,317,000
     Federal funds purchased                                                                  0          15,000,000
     Federal Home Loan Bank advances                                                125,000,000         120,000,000
     Subordinated debentures                                                         32,990,000          32,990,000
     Other borrowed money                                                             1,916,000           1,609,000
     Accrued expenses and other liabilities                                          10,244,000           9,405,000
                                                                                ---------------    ----------------
         Total liabilities                                                        1,520,375,000       1,394,502,000

Shareholders' equity
     Preferred stock, no par value; 1,000,000 shares
       authorized, none issued                                                                0                   0
     Common stock, no par value: 20,000,000 shares authorized;
       7,212,268 shares outstanding at March 31, 2005 and
       7,192,461 shares outstanding at December 31, 2004                            131,113,000         131,010,000
     Retained earnings                                                               14,116,000          10,475,000
     Accumulated other comprehensive income (loss)                                     (728,000)            132,000
                                                                                ---------------    ----------------
         Total shareholders' equity                                                 144,501,000         141,617,000
                                                                                ---------------    ----------------
              Total liabilities and shareholders' equity                        $ 1,664,876,000    $  1,536,119,000
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

                           MERCANTILE BANK CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME
                            AND COMPREHENSIVE INCOME
                                   (Unaudited)

                                                                                   Three Months       Three Months
                                                                                       Ended              Ended
                                                                                     March 31,          March 31,
                                                                                       2005               2004
                                                                                  --------------    ---------------
Interest income
     Loans and leases, including fees                                             $   19,772,000    $    13,908,000
     Investment securities                                                             1,887,000          1,426,000
     Federal funds sold                                                                   44,000             19,000
     Short-term investments                                                                2,000              1,000
                                                                                  --------------    ---------------
         Total interest income                                                        21,705,000         15,354,000

Interest expense
     Deposits                                                                          7,440,000          4,750,000
     Short-term borrowings                                                               338,000            170,000
     Federal Home Loan Bank advances                                                     857,000            529,000
     Long-term borrowings                                                                415,000            416,000
                                                                                  --------------    ---------------
         Total interest expense                                                        9,050,000          5,865,000
                                                                                  --------------    ---------------

NET INTEREST INCOME                                                                   12,655,000          9,489,000

Provision for loan and lease losses                                                      725,000          1,244,000
                                                                                  --------------    ---------------

NET INTEREST INCOME AFTER PROVISION
   FOR LOAN AND LEASE LOSSES                                                          11,930,000          8,245,000

Noninterest income
     Service charges on accounts                                                         338,000            299,000
     Net gain on sales of securities                                                           0             78,000
     Other income                                                                        872,000            662,000
                                                                                  --------------    ---------------
         Total noninterest income                                                      1,210,000          1,039,000

Noninterest expense
     Salaries and benefits                                                             4,159,000          3,283,000
     Occupancy                                                                           518,000            386,000
     Furniture and equipment                                                             288,000            273,000
     Other expense                                                                     1,885,000          1,213,000
                                                                                  --------------    ---------------
         Total noninterest expenses                                                    6,850,000          5,155,000
                                                                                  --------------    ---------------

INCOME BEFORE FEDERAL INCOME TAX EXPENSE                                               6,290,000          4,129,000

Federal income tax expense                                                             1,928,000          1,156,000
                                                                                  ==============    ===============

NET INCOME                                                                        $    4,362,000    $     2,973,000
                                                                                  ==============    ===============

COMPREHENSIVE INCOME                                                              $    3,502,000    $     3,363,000
                                                                                  ==============    ===============

Basic earnings per share                                                          $         0.61    $          0.42
                                                                                  ==============    ===============
Diluted earnings per share                                                        $         0.59    $          0.41
                                                                                  ==============    ===============
Cash dividends per share                                                          $         0.10    $          0.09
                                                                                  ==============    ===============
Average basic shares outstanding                                                       7,206,322          7,158,970
                                                                                  ==============    ===============
Average diluted shares outstanding                                                     7,345,543          7,314,126
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

                           MERCANTILE BANK CORPORATION
                           CONSOLIDATED STATEMENTS OF
                         CHANGES IN SHAREHOLDERS' EQUITY
                                   (Unaudited)

                                                                                           Accumulated
                                                                                              Other             Total
                                                         Common             Retained      Comprehensive     Shareholders'
                                                          Stock             Earnings      Income (Loss)        Equity
                                                     ---------------    ---------------   -------------   ----------------
BALANCE, JANUARY 1, 2004                             $   118,560,000    $    11,421,000    $   220,000    $    130,201,000

Payment of 5% stock dividend, 341,337 shares              12,111,000        (12,115,000)                            (4,000)

Employee stock purchase plan, 504 shares                      17,000                                                17,000

Dividend reinvestment plan, 556 shares                        19,000                                                19,000

Stock option exercises, 26,784 shares                        274,000                                               274,000

Stock tendered for stock option exercises,
  5,462 shares                                              (186,000)                                             (186,000)

Cash dividends ($0.09 per share)                                               (613,000)                          (613,000)

Comprehensive income:
     Net income for the period from
       January 1, 2004 through March 31, 2004                                 2,973,000                          2,973,000

     Change in net unrealized gain (loss)
       on securities available for sale,
       net of reclassifications and tax effect                                                 390,000             390,000
                                                                                                          ----------------
         Total comprehensive income                                                                              3,363,000
                                                     ---------------    ---------------    -----------    ----------------
BALANCE, MARCH 31, 2004                              $   130,795,000    $     1,666,000    $   610,000    $    133,071,000
                                                     ===============    ===============    ===========    ================
BALANCE, JANUARY 1, 2005                             $   131,010,000    $    10,475,000    $   132,000    $    141,617,000

Employee stock purchase plan, 416 shares                      17,000                                                17,000

Dividend reinvestment plan, 823 shares                        33,000                                                33,000

Stock option exercises, 22,497 shares                        225,000                                               225,000

Stock tendered for stock option exercises,
  3,929 shares                                              (172,000)                                             (172,000)

Cash dividends ($0.10 per share)                                               (721,000)                          (721,000)

Comprehensive income:
     Net income for the period from
       January 1, 2005 through March 31, 2005                                 4,362,000                          4,362,000

     Change in net unrealized gain (loss)
       on securities available for sale,
       net of reclassifications and tax effect                                                (860,000)           (860,000)
                                                                                                          ----------------
         Total comprehensive income                                                                              3,502,000
                                                     ---------------    ---------------    -----------    ----------------
BALANCE, MARCH 31, 2005                              $   131,113,000    $    14,116,000    $  (728,000)   $    144,501,000
                                                     ===============    ===============    ===========    ================

          See accompanying notes to consolidated financial statements.

                           MERCANTILE BANK CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                       Three Months        Three Months
                                                                                           Ended               Ended
                                                                                       March 31, 2005     March 31, 2004
                                                                                      ---------------    ----------------
CASH FLOWS FROM OPERATING ACTIVITIES
     Net income                                                                       $     4,362,000    $      2,973,000
     Adjustments to reconcile net income
       to net cash from operating activities
         Depreciation and amortization                                                        490,000             412,000
         Provision for loan and lease losses                                                  725,000           1,244,000
         Net gain on sales of securities                                                            0             (78,000)
         Net change in:
              Accrued interest receivable                                                  (1,239,000)           (726,000)
              Bank owned life insurance policies                                             (236,000)           (177,000)
              Other assets                                                                 (1,129,000)            431,000
              Accrued expenses and other liabilities                                          839,000          (1,033,000)
                                                                                      ---------------    ----------------
                  Net cash from operating activities                                        3,812,000           3,046,000

CASH FLOWS FROM INVESTING ACTIVITIES
     Loan and lease originations and payments, net                                        (57,900,000)        (75,475,000)
     Purchases of:
         Securities available for sale                                                    (15,756,000)         (2,994,000)
         Securities held to maturity                                                       (4,895,000)         (1,426,000)
         Federal Home Loan Bank stock                                                        (224,000)           (807,000)
     Proceeds from:
         Sales of available for sale securities                                                     0           1,748,000
         Maturities, calls and repayments of
           available for sale securities                                                    5,510,000           8,324,000
         Maturities, calls and repayments of
           held to maturity securities                                                        201,000                   0
     Purchases of premises and equipment, net                                              (2,378,000)         (1,579,000)
                                                                                      ---------------    ----------------
                  Net cash from investing activities                                      (75,442,000)        (72,209,000)

CASH FLOWS FROM FINANCING ACTIVITIES
     Net increase in deposits                                                             130,836,000          92,442,000
     Net increase (decrease) in securities sold under agreements to repurchase              3,891,000          (7,932,000)
     Net increase (decrease) in federal funds purchase                                    (15,000,000)         (6,000,000)
     Proceeds from new Federal Home Loan Bank advances                                     20,000,000          20,000,000
     Maturities of Federal Home Loan Bank advances                                        (15,000,000)        (10,000,000)
     Net increase in other borrowed money                                                     307,000             247,000
     Employee stock purchase plan                                                              17,000              17,000
     Dividend reinvestment plan                                                                33,000              19,000
     Stock option exercises, net                                                               53,000              88,000
     Cash paid in lieu of fractional shares on stock dividend                                       0              (4,000)
     Payment of cash dividend                                                                (721,000)           (613,000)
                                                                                      ---------------    ----------------
                  Net cash from financing activities                                      124,416,000          88,264,000
                                                                                      ---------------    ----------------
Net change in cash and cash equivalents                                                    52,786,000          19,101,000
Cash and cash equivalents at beginning of period                                           20,811,000          16,564,000
                                                                                      ---------------    ----------------
Cash and cash equivalents at end of period                                            $    73,597,000    $     35,665,000
                                                                                      ===============    ================

Supplemental disclosures of cash flow information Cash paid during the period
     for: Interest                                                                    $     7,726,000    $      5,951,000
         Federal income tax                                                                   325,000             375,000

          See accompanying notes to consolidated financial statements.

                           MERCANTILE BANK CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1.    SIGNIFICANT ACCOUNTING POLICIES

      Basis of Presentation: The unaudited financial statements for the three months ended March 31, 2005 include the consolidated results of operations of Mercantile Bank Corporation and its consolidated subsidiaries. These subsidiaries include Mercantile Bank of West Michigan ("our bank"), our bank's four subsidiaries, Mercantile Bank Mortgage Company, LLC ("our mortgage company"), Mercantile BIDCO, Inc. ("our BIDCO"), Mercantile Bank Real Estate Co., LLC ("our real estate company"), and Mercantile Insurance Center, Inc. ("our insurance center"). These consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and Item 303(b) of Regulation S-K and do not include all disclosures required by accounting principles generally accepted in the United States of America for a complete presentation of our financial condition and results of operations. In the opinion of management, the information reflects all adjustments (consisting only of normal recurring adjustments) which are necessary in order to make the financial statements not misleading and for a fair presentation of the results of operations for such periods. The results for the period ended March 31, 2005 should not be considered as indicative of results for a full year. For further information, refer to the consolidated financial statements and footnotes included in our annual report on Form 10-K for the year ended December 31, 2004.

      Mercantile Bank Capital Trust I ("the trust"), a business trust formed by Mercantile Bank Corporation, sold 16,000 trust preferred securities at $1,000.00 per trust preferred security in a September 2004 offering. The trust sold an additional 16,000 trust preferred securities at $1,000.00 per trust preferred security in a December 2004 offering. Mercantile Bank Corporation issued subordinated debentures to the trust in exchange for the proceeds of the offerings. The debentures and related debt issuance costs represent the sole assets of the trust. Under current accounting guidance, FASB Interpretation No. 46, as revised in December 2003, the trust is not consolidated. Accordingly, Mercantile Bank Corporation does not report the securities issued by the trust as liabilities, but instead reports as liabilities the subordinated debentures issued by Mercantile Bank Corporation and held by the trust, as these are not eliminated in consolidation. The effect of not consolidating the trust does not significantly change the amounts reported as Mercantile Bank Corporation's assets, liabilities, equity or interest expense.

      Allowance for Loan and Lease Losses: The allowance for loan and lease losses ("Allowance") is a valuation allowance for probable incurred credit losses, increased by the provision for loan and lease losses and recoveries, and decreased by charge-offs. Management estimates the Allowance balance required based on past loan loss experience, the nature and volume of the portfolio, information about specific borrower situations and estimated collateral values, and economic conditions. Allocations of the Allowance may be made for specific loans and leases, but the entire Allowance is available for any loan or lease that, in management's judgment, should be charged-off. Loan and lease losses are charged against the Allowance when management believes the uncollectibility of a loan or lease balance is confirmed.

      A loan or lease is impaired when full payment under the loan or lease terms is not expected. Impairment is evaluated in aggregate for smaller-balance loans of similar nature such as residential mortgage, consumer and credit card loans, and on an individual loan basis for other loans. If a loan or lease is impaired, a portion of the Allowance is allocated so that the loan or lease is reported, net, at the present value of estimated future cash flows using the loan's or lease's existing rate or at the fair value of collateral if repayment is expected solely from the collateral. Loans and leases are evaluated for impairment when payments are delayed, typically 30 days or more, or when serious deficiencies are identified within the credit relationship.

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

                                                                                Three Months      Three Months
                                                                                    Ended             Ended
                                                                               March 31, 2005    March 31, 2004
                                                                               --------------    --------------
Net income as reported                                                          $   4,362,000    $   2,973,000
Deduct: Stock-based compensation expense
  determined under fair value based method                                             94,000           63,000
Pro forma net income                                                                4,268,000        2,910,000

Basic earnings per share as reported                                            $        0.61    $        0.42
Pro forma basic earnings per share                                                       0.59             0.41

Diluted earnings per share as reported                                          $        0.59    $        0.41
Pro forma diluted earnings per share                                                     0.58             0.40

The pro forma effects are computed using option pricing models, using the following weighted-average assumptions as of grant date.

Risk-free interest rate                                                                  3.73%            3.65%
Expected option life                                                                  7 Years          7 Years
Expected stock price volatility                                                            23%              25%
Dividend yield                                                                           1.00%            1.00%

                                  (Continued)

                           MERCANTILE BANK CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

2.    LOANS

      Our total loans at March 31, 2005 were $1,374.6 million compared to $1,317.1 million at December 31, 2004, an increase of $57.5 million, or 4.4%. The components of our outstanding balances at March 31, 2005 and December 31, 2004, and percentage increase in loans from the end of 2004 to the end of the first quarter 2005 are as follows:

                                                                                                      Percent
                                          March 31, 2005                   December 31, 2004          Increase/
                                       Balance           %                Balance           %         (Decrease)
                                   ---------------     ------         ---------------     ------      ---------
Real Estate:
    Construction and land
      development                  $   145,289,000       10.6%        $   136,705,000       10.3%         6.3%
    Secured by 1-4 family
      properties                       126,216,000        9.2             122,635,000        9.3          2.9
    Secured by multi-family
      properties                        34,897,000        2.5              35,183,000        2.7         (0.8)
    Secured by nonresidential
      properties                       670,328,000       48.8             649,415,000       49.3          3.2
Commercial                             391,369,000       28.5             365,615,000       27.8          7.0
Leases                                   1,693,000        0.1               2,573,000        0.2        (34.2)
Consumer                                 4,785,000        0.3               4,998,000        0.4         (4.3)
                                   ---------------     ------         ---------------     ------         ----

    Total loans and leases         $ 1,374,577,000      100.0%        $ 1,317,124,000      100.0%         4.4%
                                   ===============     ======         ===============     ======         ====


3.    ALLOWANCE FOR LOAN AND LEASE LOSSES

      The following is a summary of the change in our allowance for loan and lease losses account for the three months ended March 31:

                                                  2005               2004
                                             --------------    ---------------
Balance at January 1                         $   17,819,000    $    14,379,000
     Charge-offs                                   (493,000)          (298,000)
     Recoveries                                      46,000             12,000
     Provision for loan and lease losses            725,000          1,244,000
                                             --------------    ---------------

Balance at March 31                          $   18,097,000    $    15,337,000
                                             ==============    ===============

                                  (Continued)

                           MERCANTILE BANK CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

4.    PREMISES AND EQUIPMENT, NET

      Premises and equipment are comprised of the following:

                                                March 31,        December 31,
                                                  2005               2004
                                             --------------    ---------------
Land and improvements                        $    6,482,000    $     6,482,000
Buildings and leasehold improvements             18,050,000         16,547,000
Furniture and equipment                           7,201,000          6,327,000
                                             --------------    ---------------
                                                 31,733,000         29,356,000
Less accumulated depreciation                     5,157,000          4,784,000
                                             --------------    ---------------

Premises and equipment, net                  $   26,576,000    $    24,572,000
                                             ==============    ===============

      Depreciation expense amounted to $374,000 during the first quarter of 2005, compared to $304,000 in the first quarter of 2004.

5.    DEPOSITS

      Our total deposits at March 31, 2005 were $1,290.0 million compared to $1,159.2 million at December 31, 2004, an increase of $130.8 million, or 11.3%. The components of our outstanding balances at March 31, 2005 and December 31, 2004, and percentage increase in deposits from the end of 2004 to the end of the first quarter 2005 are as follows:

                                                                                      Percent
                                  March 31, 2005             December 31, 2004       Increase/
                                  Balance         %         Balance           %      (Decrease)
                              --------------    -----     --------------    -----    ----------
Noninterest-bearing demand    $  135,544,000     10.5%    $  101,742,000      8.8%      33.2%
Interest-bearing checking         35,896,000      2.8         37,649,000      3.2       (4.7)
Money market                       7,864,000      0.6         10,528,000      0.9      (25.3)
Savings                          119,773,000      9.3        129,374,000     11.2       (7.4)
Time, under $100,000              12,955,000      1.0          8,963,000      0.8       44.5
Time, $100,000 and over          106,340,000      8.2         99,760,000      8.6        6.6
                              --------------    -----     --------------    -----      -----
                                 418,372,000     32.4        388,016,000     33.5        7.8
Out-of-area time,
  under $100,000                  91,811,000      7.1         90,829,000      7.8        1.1
Out-of-area time,
  $100,000 and over              779,834,000     60.5        680,336,000     58.7       14.6
                              --------------    -----     --------------    -----      -----
                                 871,645,000     67.6        771,165,000     66.5       13.0
                              --------------    -----     --------------    -----      -----

     Total deposits           $1,290,017,000    100.0%    $1,159,181,000    100.0%      11.3%
                              ==============    =====     ==============    =====      =====

                                  (Continued)

                           MERCANTILE BANK CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

6.    SHORT-TERM BORROWINGS

      Information relating to our securities sold under agreements to repurchase follows:

                                                    March 31,         December 31,
                                                      2005                2004
                                                 -------------       -------------
Outstanding balance at end of period             $  60,208,000       $  56,317,000
Average interest rate at end of period                    2.11%               1.90%

Average balance during the period                $  56,898,000       $  49,935,000
Average interest rate during the period                   2.03%               1.57%

Maximum month end balance during the period      $  60,208,000       $  61,678,000

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

7.    FEDERAL HOME LOAN BANK ADVANCES

      Our outstanding balances at March 31, 2005 and December 31, 2004 were as follows.

                                                              March 31,          December 31,
                                                                2005                 2004
                                                          --------------         --------------
Maturities April 2004 through January 2007,
   fixed rates from 1.81% to 3.70%, averaging 2.79%       $  115,000,000         $            0

Maturities in May 2006, floating raters tied to
   Libor indices, averaging 2.90%                             10,000,000                      0

Maturities January 2005 through December 2006,
   fixed rates from 1.66% to 3.47%, averaging 2.51%                    0            110,000,000

Maturities in May 2006, floating raters tied to
   Libor indices, averaging 2.32%                                      0             10,000,000
                                                          --------------         --------------

                                                          $  125,000,000         $  120,000,000
                                                          ==============         ==============

      Each advance is payable at its maturity date, and is subject to a prepayment fee if paid prior to the maturity date. The advances are collateralized by residential mortgage loans, first mortgage liens on multi-family residential property loans, first mortgage liens on commercial real estate property loans, and substantially all other assets of our bank, under a blanket lien arrangement. Our borrowing line of credit as of March 31, 2005 totaled $196.7 million, with availability approximating $63.7 million.

                                  (Continued)

                           MERCANTILE BANK CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

7.    FEDERAL HOME LOAN BANK ADVANCES (Continued)

      Maturities of currently outstanding FHLB advances during the next five years are:

2005           $   50,000,000
2006               70,000,000
2007                5,000,000
2008                        0
2009                        0

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

      These instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized, if any, in the balance sheet. Our bank's maximum exposure to loan loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual notional amount of those instruments. Our bank uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments. Collateral, such as accounts receivable, securities, inventory, property and equipment, is generally obtained based on management's credit assessment of the borrower. If required, estimated loss exposure resulting from these instruments is expensed and recorded as a liability. The balance of the liability account was $0.5 million and $0.2 million as of March 31, 2005 and December 31, 2004, respectively.

      A summary of the contractual amounts of our financial instruments with off-balance sheet risk at March 31, 2005 and December 31, 2004 follows:

                                                        March 31,         December 31,
                                                          2005                2004
                                                    ---------------    ----------------
Commercial unused lines of credit                   $   214,667,000    $    226,935,000
Unused lines of credit secured by 1 - 4 family
   residential properties                                25,945,000          24,988,000
Credit card unused lines of credit                        7,218,000           8,307,000
Other consumer unused lines of credit                     8,429,000           5,155,000
Commitments to extend credit                             64,222,000          55,440,000
Standby letters of credit                                58,437,000          56,464,000
                                                    ---------------    ----------------

                                                    $   378,918,000    $    377,289,000
                                                    ===============    ================

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

      Our actual capital levels (dollars in thousands) and minimum required levels were:

                                                                                       Minimum Required
                                                                                          to be Well
                                                              Minimum Required         Capitalized Under
                                                                 for Capital           Prompt Corrective
                                         Actual              Adequacy Purposes        Action Regulations
                                 --------------------      ---------------------     ---------------------
March 31, 2005                     Amount       Ratio         Amount       Ratio        Amount       Ratio
-------------------------        -----------    -----      -----------     -----     -----------     -----
  Total capital (to risk
    weighted assets)
     Consolidated                $   195,326    12.7%      $   122,970      8.0%     $   153,712     10.0%
     Bank                            192,111    12.5           122,886      8.0          153,608     10.0
  Tier 1 capital (to risk
    weighted assets)
     Consolidated                    177,229    11.5            61,485      4.0           92,228      6.0
     Bank                            174,014    11.3            61,443      4.0           92,165      6.0
  Tier 1 capital (to
    average assets)
     Consolidated                    177,229    11.1            63,671      4.0           79,589      5.0
     Bank                            174,014    10.9            63,625      4.0           79,531      5.0

                                  (Continued)

                           MERCANTILE BANK CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

9.    REGULATORY MATTERS (Continued)

                                                                                        Minimum Required
                                                                                           to be Well
                                                              Minimum Required          Capitalized Under
                                                                 for Capital            Prompt Corrective
                                         Actual              Adequacy Purposes        Action Regulations
                                 --------------------      ---------------------     ---------------------
December 31, 2004                  Amount       Ratio         Amount       Ratio        Amount       Ratio
-------------------------        -----------    -----      -----------     -----     -----------     -----
  Total capital (to risk
    weighted assets)
     Consolidated                $   191,304    13.0%      $   117,426      8.0%     $   146,782     10.0%
     Bank                            188,075    12.8           117,288      8.0          146,610     10.0
  Tier 1 capital (to risk
    weighted assets)
     Consolidated                    173,485    11.8            58,713      4.0           88,070      6.0
     Bank                            170,256    11.6            58,644      4.0           87,966      6.0
  Tier 1 capital (to
    average assets)
     Consolidated                    173,485    11.5            60,182      4.0           75,227      5.0
     Bank                            170,256    11.3            60,088      4.0           75,110      5.0

      The consolidated capital levels as of March 31, 2005 and December 31, 2004 include the $32.0 million in trust preferred securities issued by the trust subject to certain limitations. Federal Reserve guidelines limit the amount of trust preferred securities which can be included in our Tier 1 capital to 25% of total Tier 1 capital. As of March 31, 2005 and December 31, 2004, all $32.0 million of the trust preferred securities were included as Tier 1 capital.

      Our and our bank's ability to pay cash and stock dividends is subject to limitations under various laws and regulations and to prudent and sound banking practices. On January 11, 2005, we declared a $0.10 per share cash dividend on our common stock, which was paid on March 10, 2005 to record holders as of February 10, 2005. The $0.10 per share cash dividend represents an 11.1% increase from the $0.09 per share cash dividend that was paid during each of the four quarters during 2004. On April 6, 2005, we declared a $0.11 per share cash dividend on our common stock, which is payable on June 10, 2005 to record holders as of May 10, 2005.

10.   BENEFIT PLANS

      We sponsor an employee stock purchase plan which allows employees to defer after-tax payroll dollars and purchase our stock on a quarterly basis. We have registered 26,250 shares of common stock to be issued and purchased under the plan; however, the plan allows for shares to be purchased directly from us or on the open market. During the three months ended March 31, 2005, we issued 416 shares under the plan.

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

INTRODUCTION

The following discussion compares the financial condition of Mercantile Bank Corporation and its consolidated subsidiaries, Mercantile Bank of West Michigan ("our bank"), our bank's four subsidiaries Mercantile Bank Mortgage Company ("our mortgage company"), Mercantile BIDCO, Inc. ("our BIDCO"), Mercantile Bank Real Estate Co., LLC ("our real estate company") and Mercantile Insurance Center, Inc. ("our insurance company"), at March 31, 2005 to December 31, 2004 and the results of operations for the three months ended March 31, 2005 and March 31, 2004. This discussion should be read in conjunction with the interim consolidated financial statements and footnotes included therein. Unless the text clearly suggests otherwise, references in this report to "us," "we," "our" or "the company" include Mercantile Bank Corporation and its consolidated subsidiaries referred to above.

CRITICAL ACCOUNTING POLICIES

Generally accepted accounting principles are complex and require management to apply significant judgment to various accounting, reporting and disclosure matters. Management must use assumptions and estimates to apply these principles where actual measurements are not possible or practical. The Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our unaudited financial statements included in this report. For a complete discussion of our significant accounting policies, see footnotes to our Consolidated Financial Statements included on pages F-34 through F-39 in our Form 10-K for the fiscal year ended December 31, 2004 (Commission file number 000-26719). Below is a discussion of our Allowance for Loan and Lease Losses policy. This policy is critical because it is highly dependent upon subjective or complex judgments, assumptions and estimates. Changes in such estimates may have a significant impact on the financial statements, and actual results may differ from those estimates. Management has reviewed the application of this policy with the Audit Committee of the Company's Board of Directors.

                           MERCANTILE BANK CORPORATION
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

Allowance for Loan and Lease Losses: The allowance for loan and lease losses ("Allowance") is a valuation allowance for probable incurred credit losses, increased by the provision for loan and lease losses and recoveries, and decreased by charge-offs. Management estimates the Allowance balance required based on past loan loss experience, the nature and volume of the portfolio, information about specific borrower situations and estimated collateral values, and economic conditions. Allocations of the Allowance may be made for specific loans and leases, but the entire Allowance is available for any loan or lease that, in management's judgment, should be charged-off. Loan and lease losses are charged against the Allowance when management believes the uncollectibility of a loan or lease balance is confirmed.

A loan or lease is impaired when full payment under the loan or lease terms is not expected. Impairment is evaluated in aggregate for smaller-balance loans of similar nature such as residential mortgage, consumer and credit card loans, and on an individual loan basis for other loans. If a loan or lease is impaired, a portion of the Allowance is allocated so that the loan or lease is reported, net, at the present value of estimated future cash flows using the loan's or lease's existing rate or at the fair value of collateral if repayment is expected solely from the collateral. Loans and leases are evaluated for impairment when payments are delayed, typically 30 days or more, or when serious deficiencies are identified within the credit relationship.

RECENT EVENTS

On April 18, 2005, we issued a press release announcing that our bank has formalized its intention to expand into the Lansing, Michigan marketplace. We expect to assemble an initial team of commercial and retail lenders, branch and business development personnel and support staff in the near future, who will work out of a leased facility until we acquire land and construct our own facility within the next two to three years.

FINANCIAL CONDITION

During the first three months of 2005, our assets increased from $1,536.1 million on December 31, 2004, to $1,664.9 million on March 31, 2005. This represents a total increase in assets of $128.8 million, or 8.4%. The asset growth was comprised primarily of a $57.2 million increase in net loans, a $13.8 million increase in securities and a $52.8 million increase in cash and cash equivalents. The increase in total assets was primarily funded by a $130.8 million increase in deposits.

Commercial loans and leases increased by $54.1 million during the first three months of 2005, and at March 31, 2005 totaled $1,243.6 million, or 90.5% of the total loan and lease portfolio. The continued significant concentration of the loan and lease portfolio in commercial loans and leases and the rapid growth of this portion of our lending business is consistent with our stated strategy of focusing a substantial amount of our efforts on "wholesale" banking. Corporate and business lending continues to be an area of expertise of our senior management team, and our 15 commercial lenders have over 220 years of combined commercial lending experience, ten of whom have 15 years or more experience. Of each of the loan categories that we originate, commercial loans and leases are most efficiently originated and managed; thus limiting overhead costs by necessitating the attention of fewer full-time employees. Our commercial lending business generates the greatest amount of local deposits and is our primary source of demand deposits.

                           MERCANTILE BANK CORPORATION
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

Residential mortgage loans increased by $3.6 million during the first three months of 2005, while the balance of our consumer loan portfolio declined by $0.2 million. As of March 31, 2005, residential mortgage and consumer loans totaled a combined $131.0 million, or 9.5% of the total loan and lease portfolio. Although we plan to increase our non-commercial loan portfolios in future periods, given our wholesale banking strategy, we expect the commercial sector of the lending efforts and resultant assets to remain the dominant loan portfolio category.

Management believes the quality of our loan and lease portfolio remains strong. Net loan and lease charge-offs during the first three months of 2005 totaled $447,000, or 0.13% of average total loans and leases on an annualized basis. During the first quarter of 2004, net loan and lease charge-offs equaled 0.11% of average total loans and leases on an annualized basis. Nonperforming assets at March 31, 2005 totaled $5.2 million, or 0.31% of period-ending total assets. At March 31, 2004, nonperforming assets totaled $3.1 million, or 0.24% of period-ending total assets. Nonperforming assets at December 31, 2004 totaled $2.8 million, or 0.19% of period-ending total assets. The $2.4 million increase in nonperforming assets during the first quarter of 2005 is primarily attributable to two commercial loan relationships being placed into nonaccrual status. We believe we have instilled a strong credit culture within our lending departments as it pertains to the underwriting and administration processes, which in part is reflected in our loan and lease charge-off and delinquency ratios. Over 98% of the loan and lease portfolio consists of loans extended directly to companies and individuals doing business and residing within our market area. The remaining portion is comprised of commercial loans participated with certain commercial banks outside the immediate area, which we underwrite using the same loan underwriting criteria as though our bank was the originating bank.

Securities increased by $13.8 million during the first three months of 2005. Purchases during the first three months of 2005 totaled $20.9 million, while proceeds from maturities, calls and repayments of securities totaled $5.7 million. Our securities portfolio primarily consists of U.S. Government Agency bonds, mortgage-backed securities issued or guaranteed by U.S. Government Agencies, investment-grade tax-exempt municipal securities and Federal Home Loan Bank of Indianapolis ("FHLBI") stock.

Cash and cash equivalents increased $52.8 million during the first three months of 2005, totaling $73.6 million on March 31, 2005. Cash and due from bank balances were up $18.6 million and federal funds sold increased $33.4 million. Our commercial lending and wholesale funding focus results in relatively large day-to-day fluctuations of our cash and cash equivalent balances. The average cash and cash equivalents during the first three months of 2005 equaled $41.1 million, well below the relatively high balance of $73.6 million on March 31, 2005, but well above the relatively low balance of $20.8 million on December 31, 2004.

                           MERCANTILE BANK CORPORATION
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

Premises and equipment at March 31, 2005 equaled $26.6 million, an increase of $2.0 million over the past three months and an increase of $10.0 million during the past twelve months. The vast majority of the increase relates to our bank's construction of two new banking facilities. On April 30, 2003, our bank purchased an existing building situated on 2.75 acres of land located about two miles north of downtown Grand Rapids for $1.3 million. The building has been demolished, and we are now in the final construction phase of building a new four-story facility on this property. This facility will serve as the new location for our current downtown leased facility, which includes our commercial lending function and a branch operation, and will house the administration and loan operations functions currently housed at other of our locations. Expected completion date is May 16, 2005. On September 29, 2003, our bank purchased ten acres of land located in Holland, Michigan for $0.9 million. We constructed a new two-story facility on this property to serve as the new location for our current full-service branch and lending office which had been operating out of a leased facility. This newly constructed facility opened on October 25, 2004.

Deposits increased $130.8 million during the first three months of 2005, totaling $1,290.0 million at March 31, 2005. Local deposits increased $30.4 million, while out-of-area deposits increased $100.4 million. As a percent of total deposits, local deposits decreased from 33.5% on December 31, 2004, to 32.4% at March 31, 2005. Noninterest-bearing demand deposits, comprising 10.5% of total deposits, increased $33.8 million during the first three months of 2005. Savings deposits (9.3% of total deposits) decreased $9.6 million, interest-bearing checking accounts (2.8% of total deposits) decreased $1.8 million and money market deposit accounts (0.6% of total deposits) decreased $2.7 million during the first three months of 2005. Local certificates of deposit, comprising 9.2% of total deposits, increased by $10.6 million during the first three months of 2005.

Out-of-area deposits increased $100.4 million during the first three months of 2005, totaling $871.6 million at March 31, 2005. Out-of-area deposits consist primarily of certificates of deposit obtained from depositors located outside our market area and placed by deposit brokers for a fee, but also include certificates of deposit obtained from the deposit owners directly. Out-of-area deposits are utilized to support our asset growth, and are generally a lower cost source of funds when compared to the deposit interest rates that would have to be offered in the local market to generate a sufficient level of funds. During the first three months of 2005 rates paid on new out-of-area certificates of deposit were generally slightly higher than rates paid on new certificates of deposit issued to local customers. Overhead costs associated with out-of-area deposits are considerably less than the overhead costs that would be incurred to administer a similar level of local deposits. Although local deposits generally have and are expected to increase as new business, governmental and consumer deposit relationships are established, our relatively high reliance on out-of-area deposits will likely continue.

Securities sold under agreements to repurchase ("repurchase agreements") increased by $3.9 million during the first three months of 2005, totaling $60.2 million as of March 31, 2005. As part of our sweep account program, collected funds from certain business noninterest-bearing checking accounts are invested into over-night interest-bearing repurchase agreements. Although not considered a deposit account and therefore not afforded federal deposit insurance, the repurchase agreements have characteristics very similar to that of our business checking deposit accounts.

                           MERCANTILE BANK CORPORATION
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

Federal funds purchased declined by $15.0 million during the first three months of 2005, with a zero balance as of March 31, 2005. FHLBI advances increased by $5.0 million during the first three months of 2005, totaling $125.0 million as of March 31, 2005. The advances are collateralized by residential mortgage loans, first mortgage liens on multi-family residential property loans, first mortgage liens on commercial real estate property loans, and substantially all other assets of our bank, under a blanket lien arrangement. Our borrowing line of credit as of March 31, 2005 totaled $196.7 million, with availability approximating $63.7 million. FHLBI advances, along with out-of-area deposits, are the primary components of our wholesale funding program.

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

Our liquidity strategy is to fund loan growth with deposits and repurchase agreements and to maintain an adequate level of short- and medium-term investments to meet typical daily loan and deposit activity. Although deposit and repurchase agreement growth from depositors located in our market area has generally consistently increased, this growth has not been sufficient to meet the substantial loan growth and provide monies for additional investing activities. To assist in providing the additional needed funds, we have regularly obtained monies from wholesale funding sources. Wholesale funds, comprised of certificates of deposit from customers outside our market area and advances from the FHLBI, totaled $996.6 million, or 67.6% of combined deposits and borrowed funds as of March 31, 2005. As of December 31, 2004, wholesale funds totaled $891.2 million, or 66.7% of combined deposits and borrowed funds. Reliance on wholesale funds is expected to continue due to our anticipated future asset growth.

As a member of the FHLBI, our bank has access to the FHLBI's borrowing programs. At March 31, 2005, advances from the FHLBI totaled $125.0 million, up from the $120.0 million outstanding at December 31, 2004. Based on available collateral at March 31, 2005, our bank could borrow an additional $63.7 million.

Our bank has the ability to borrow money on a daily basis through correspondent banks via established unsecured federal funds purchased lines, totaling $50.0 million as of March 31, 2005. The average balance of federal funds purchased during the first three months of 2005 equaled $8.4 million, compared to a $7.0 million average federal funds sold position during the same time period.

In addition to typical loan funding and deposit flow, we must maintain liquidity to meet the demands of certain unfunded loan commitments and standby letters of credit. As of March 31, 2005, our bank had a total of $320.5 million in unfunded loan commitments and $58.4 million in unfunded standby letters of credit. Of the total unfunded loan commitments, $256.3 million were commitments available as lines of credit to be drawn at any time as customers' cash needs vary, and $64.2 million were for loan commitments expected to close and become funded within the next three to six months. We monitor fluctuations in loan balances and commitment levels, and include such data in managing overall liquidity.

                           MERCANTILE BANK CORPORATION
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

CAPITAL RESOURCES

Shareholders' equity is a noninterest-bearing source of funds that provides support for asset growth. Shareholders' equity increased by $2.9 million during the first three months of 2005, from $141.6 million on December 31, 2004, to $144.5 million at March 31, 2005. The increase is primarily attributable to net income of $4.4 million recorded during the first quarter of 2005. Shareholders' equity was negatively impacted during the first quarter of 2005 by the payment of cash dividends totaling $0.7 million and a $0.9 million mark-to-market adjustment for available for sale securities as defined in SFAS No. 115. Shareholders' equity also increased $0.1 million from the issuance of a total of 19,807 new shares of common stock resulting from our dividend reinvestment plan, employee stock purchase plan and stock option exercises.

We are subject to regulatory capital requirements primarily administered by federal bank regulatory agencies. Failure to meet the various capital requirements can initiate regulatory action that could have a direct material effect on the financial statements. The capital ratios of the company and our bank as of March 31, 2005 and December 31, 2004 are disclosed under Note 9 of the Notes to Consolidated Financial Statements.

Our and our bank's ability to pay cash and stock dividends is subject to limitations under various laws and regulations and to prudent and sound banking practices. We paid a $0.10 per share cash dividend on March 10, 2005, and on April 6, 2005, we declared a $0.11 per share cash dividend payable on June 10, 2005 to record holders as of May 10, 2005.

RESULTS OF OPERATIONS

Net income for the first quarter of 2005 was $4.4 million ($0.61 per basic share and $0.59 per diluted share), which represents a 46.7% increase over net income of $3.0 million ($0.42 per basic share and $0.41 per diluted share) recorded during the first quarter of 2004. The improvement in net income is primarily the result of higher net interest income, lower provision expense and greater operating efficiency.

Interest income during the first quarter of 2005 was $21.7 million, an increase of 41.4% over the $15.4 million earned during the first quarter of 2004. The growth in interest income is primarily attributable to the growth in earning assets and an increasing interest rate environment. During the first three months of 2005 earning assets averaged $1,511.9 million, $315.0 million higher than the average earning assets of $1,196.9 million during the same time period in 2004. Average loans were up $277.6 million and securities increased $38.5 million. Also positively impacting the growth in interest income was the increased yield on earning assets. During the first three months of 2005 and 2004, earning assets had a weighted average rate (tax equivalent-adjusted basis) of 5.89% and 5.24%, respectively. With approximately 78% of our total loans and leases tied to the prime rate, our asset yield has benefited from recent increases in the prime rate. Between June 30, 2004 and March 31, 2005, the Federal Open Market Committee raised the target federal funds rate by a total of 175 basis points, with the prime rate increasing by the same magnitude.

                           MERCANTILE BANK CORPORATION
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

Interest expense during the first quarter of 2005 was $9.1 million, an increase of 54.3% over the $5.9 million expensed during the first quarter of 2004. The increase in interest expense is primarily attributable to an increase in interest-bearing liabilities necessitated by asset growth and a higher interest rate environment. During the first three months of 2005 interest-bearing liabilities averaged $1,335.8 million, $292.5 million higher than the average interest-bearing liabilities of $1,043.3 million during the same time period in 2004. Average interest-bearing deposits were up $234.8 million, FHLBI advances increased $25.0 million, long-term borrowings were up $17.0 million and short-term borrowings increased $15.8 million. Adding to the increased interest expense was the rise in the cost of interest-bearing liabilities. During the first three months of 2005 and 2004, interest-bearing liabilities had a weighted average rate of 2.75% and 2.20%, respectively. The higher weighted average cost of interest-bearing liabilities is primarily due to the increase in market interest rates.

Net interest income during the first quarter of 2005 was $12.7 million, an increase of 33.4% over the $9.5 million earned during the first quarter of 2004. The increase in net interest income was due to the growth in earning assets and improved net interest margin. The net interest margin increased from 3.26% during the first three months of 2004 to 3.46% during the first three months of 2005, primarily reflecting the overall positive impact of the recent increasing interest rate environment.

The following table sets forth certain information relating to our consolidated average interest earning assets and interest-bearing liabilities and reflects the average yield on assets and average cost of liabilities for the first quarter of 2005 and 2004. Such yields and costs are derived by dividing income or expense by the average daily balance of assets or liabilities, respectively, for the period presented. Tax-exempt securities interest income and yield have been computed on a tax equivalent basis using a marginal tax rate of 35%. Securities interest income was increased by $261,000 and $226,000 in the first quarter of 2005 and 2004, respectively, for this adjustment.

                                                      Quarters ended March 31,
                                              2005                               2004
                                 Average                 Average      Average                Average
                                 Balance      Interest     Rate       Balance     Interest     Rate
                              ------------  -----------  --------  ------------  ----------  -------
                                                       (dollars in thousands)
Loans and leases              $  1,345,336  $    19,772    5.96    $  1,067,710  $   13,908    5.24
Investment securities              158,860        2,148    5.41         120,344       1,652    5.49
Federal funds sold                   7,036           44    2.51           8,033          19    0.94
Short-term investments                 659            2    1.31             850           1    0.30
                              ------------  -----------    ----    ------------  ----------    ----
   Total interest - earning
     assets                      1,511,891       21,966    5.89       1,196,937      15,580    5.24

Allowance for loan
  and lease losses                 (18,150)                             (14,825)
Other assets                        98,023                               68,621
                              ------------                         ------------

   Total assets               $  1,591,764                         $  1,250,733
                              ============                         ============

Interest-bearing
  deposits                    $  1,111,026  $     7,440    2.72    $    876,239  $    4,750    2.18
Short-term borrowings               65,274          338    2.10          49,505         170    1.38
Federal Home Loan
  Bank advances                    124,778          857    2.75          99,780         529    2.12
Long-term borrowings                34,732          415    4.78          17,736         416    9.38
                              ------------  -----------    ----    ------------  ----------    ----
   Total interest-bearing
     liabilities                 1,335,810        9,050    2.75       1,043,260       5,865    2.20

Noninterest-bearing
  deposits                         103,864                               70,323
Other liabilities                    8,922                                5,789
Shareholders' equity               143,169                              131,361
                              ------------  -----------    ----    ------------  ----------    ----

   Total liabilities and
     shareholders' equity     $  1,591,765                         $  1,250,733
                              ============                         ============

Net interest income                         $    12,916                          $    9,715
                                            ===========                          ==========
Net interest rate spread                                   3.14%                               3.04%
                                                           ====                                ====
Net interest rate spread
   on average assets                                       3.29                                3.12
                                                           ====                                ====
Net interest margin on
   earning assets                                          3.46                                3.26
                                                           ====                                ====

                           MERCANTILE BANK CORPORATION
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

Provisions to the Allowance during the first quarter of 2005 were $0.7 million, compared to the $1.2 million that was expensed during the first quarter of 2004. The decrease primarily reflects the lower volume of loan and lease growth and a decline in the reserve coverage ratio, which was partially offset by higher net loan charge-offs. Loan and lease growth during the first quarter of 2005 was $57.5 million, compared to loan and lease growth of $75.2 million during the same time period in 2004. Net loan and lease charge-offs of $447,000 were recorded during the first three months of 2005, compared to net loan and lease charge-offs of $286,000 during the same time period in 2004. The Allowance as a percentage of total loans and leases outstanding as of March 31, 2005 was 1.32%, compared to 1.38% at March 31, 2004.

In each accounting period, the Allowance is adjusted to the amount believed necessary to maintain the Allowance at adequate levels. Through the loan review and credit departments, we attempt to allocate specific portions of the Allowance based on specifically identifiable problem loans and leases. The evaluation of the Allowance is further based on, although not limited to, consideration of the internally prepared Loan Loss Reserve Analysis ("Reserve Analysis"), composition of the loan and lease portfolio, third party analysis of the administration processes and loan and lease portfolio, and general economic conditions. In addition, the rapid growth of the loan and lease portfolio is taken into account.

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

Noninterest income during the first quarter of 2005 was $1.2 million, an increase of 16.5% over the $1.0 million earned during the first quarter of 2004. Service charge income on deposits and repurchase agreements increased $39,000 (13.0%) during the first quarter of 2005 primarily due to new accounts opened during the last twelve months and adjustments in our deposit fee structure. During the first quarter of 2005 we recorded increased fee income in virtually all major fee income categories with the exception of our mortgage banking operations which had a slight decline. There were no securities gains during the first quarter of 2005, compared to the $78,000 that was recorded during the same time period in 2004.

Noninterest expense during the first quarter of 2005 was $6.9 million, an increase of 32.9% over the $5.2 million expensed during the first quarter of 2004. Employee salary and benefit expenses were $0.9 million higher during the first quarter of 2005 than the level expensed during the same time period in 2004, primarily reflecting the hiring of additional staff and merit annual pay raises. The level of full-time equivalent employees increased from 167 at the end of the first quarter in 2004 to 212 at the end of the first quarter in 2005, an increase of 26.9%. Occupancy and furniture and equipment costs increased $147,000 during the first quarter of 2005 over the level expensed during the same time period of 2004, primarily reflecting the opening of our new Holland facility and increased staff. During the first quarter of 2005 we increased an accrual for the estimated exposure related to an unfunded commercial letter of credit by expensing $0.3 million to other non-interest expense, increasing the accrual to $0.5 million. There was no such expense during the first quarter of 2004. General overhead costs also increased, primarily reflecting the additional expenses required to administer the significantly increased asset base.

                           MERCANTILE BANK CORPORATION
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

Monitoring and controlling noninterest costs, while at the same time providing high quality service to customers, is a key component to our business strategy. While the dollar volume of noninterest costs has increased, the rate of growth has been lower than the rate of increase in net interest income and noninterest income. Noninterest expenses increased by $1.7 million during the first quarter of 2005 over the amount expensed during the first quarter of 2004; however, net revenues (net interest income plus noninterest income) increased at a substantially higher level of $3.3 million during the same time period. The efficiency ratio, a banking industry standardized calculation that attempts to reflect the utilization of overhead costs, deteriorated slightly from 49.0% during the first quarter of 2004 to 49.4% during the first quarter of 2005.

Federal income tax expense was $1.9 million during the first three months of 2005, an increase of 66.8% over the $1.2 million expensed during the same time period in 2004. The increase is primarily due to the higher level of net income before federal income tax.

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

We use two interest rate risk measurement techniques. The first, which is commonly referred to as GAP analysis, measures the difference between the dollar amounts of interest sensitive assets and liabilities that will be refinanced or repriced during a given time period. A significant repricing gap could result in a negative impact to our net interest margin during periods of changing market interest rates. The following table depicts our GAP position as of March 31, 2005 (dollars in thousands):

                           MERCANTILE BANK CORPORATION
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

                                               Within       Three to       One to        After
                                                Three        Twelve         Five          Five
                                               Months        Months        Years         Years         Total
                                            ------------  ------------  ------------  ------------  ------------
Assets:
      Commercial loans and leases (1)       $    951,800  $     26,191  $    229,608  $     35,977  $  1,243,576
      Residential real estate loans               74,381         3,379        35,767        12,689       126,216
      Consumer loans                               1,156           519         3,058            52         4,785
      Investment securities (2)                    8,743           354        19,095       138,586       166,778
      Federal funds sold                          33,400                                                  33,400
      Short-term investments                         942                                                     942
      Allowance for loan and lease losses                                                  (18,097)      (18,097)
      Other assets                                                                         107,276       107,276
                                            ------------  ------------  ------------  ------------  ------------
           Total assets                        1,070,422        30,443       287,528       276,483     1,664,876

Liabilities:
      Interest-bearing checking                   35,896                                                  35,896
      Savings                                    119,773                                                 119,773
      Money market accounts                        7,864                                                   7,864
      Time deposits less than $100,000            23,109        41,514        40,143                     104,766
      Time deposits $100,000 and over            178,304       437,102       270,768                     886,174
      Short-term borrowings                       60,208                                                  60,208
      FHLB advances                               20,000        55,000        50,000                     125,000
      Long-term borrowings                        34,906                                                  34,906
      Noninterest-bearing checking                                                         135,544       135,544
      Other liabilities                                                                     10,244        10,244
                                            ------------  ------------  ------------  ------------  ------------
           Total liabilities                     480,060       533,616       360,911       145,788     1,520,375

Shareholders' equity                                                                       144,501       144,501
                                            ------------  ------------  ------------  ------------  ------------

Total sources of funds                           480,060       533,616       360,911       290,289     1,664,876
                                            ------------  ------------  ------------  ------------  ------------

Net asset (liability) GAP                   $    590,362  $   (503,173) $    (73,383) $    (13,806)
                                            ============  ============= ============  ============

Cumulative GAP                              $    590,362  $     87,189  $     13,806
                                            ============  ============  ============

Percent of cumulative GAP to
  total assets                                      35.5%          5.2%          0.8%
                                            ============  ============  ============

(1) Floating rate loans that are currently at interest rate floors are treated as fixed rate loans and are reflected using maturity date and not repricing frequency.

(2) Mortgage-backed securities are categorized by average life calculations based upon prepayment trends as of March 31, 2005.

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

                           MERCANTILE BANK CORPORATION
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

We conducted multiple simulations as of March 31, 2005, whereby it was assumed that changes in market interest rates occurred ranging from up 200 basis points to down 200 basis points in equal quarterly instalments over the next twelve months. The following table reflects the suggested impact on our net interest income over the next twelve months, which are well within our policy parameters established to manage and monitor interest rate risk.

                                        Dollar Change In     Percent Change In
Interest Rate Scenario                 Net Interest Income   Net Interest Income
------------------------------------   -------------------   -------------------
Interest rates down 200 basis points     $  (4,408,000)             (8.4%)

Interest rates down 100 basis points        (2,688,000)             (5.1)

No change in interest rates                 (1,154,000)             (2.2)

Interest rates up 100 basis points           1,008,000               1.9

Interest rates up 200 basis points           3,166,000               6.1

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

ITEM 4. CONTROLS AND PROCEDURES

As of March 31, 2005, an evaluation was performed under the supervision of and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of March 31, 2005.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On January 26, 2005, we issued 3,000 shares of our common stock to one of our employees upon his exercise of employee stock options issued under our 1997 Employee Stock Option Plan. We received a weighted average exercise price of $11.213 per share aggregating $33,639 for these shares. The exercise price for these shares was substantially paid by the executive officer delivering to us common stock of the company that he already owned having an aggregate value of $33,637, with the difference paid in cash. On January 27, 2005, we issued 15,000 shares of our common stock to one of our employees upon his exercise of employee stock options issued under our 1997 Employee Stock Option Plan. We received a weighted average exercise price of $8.227 per share aggregating $123,405 for these shares. The exercise price for these shares was substantially paid by the executive officer delivering to us common stock of the company that he already owned having an aggregate value of $123,394, with the difference paid in cash. The shares issued under the 1997 Employee Stock Option Plan were issued in reliance on an exemption from registration under the Securities Act of 1933 based on Section 4(2) of that Act, and Regulation D issued under that Act.

Issuer Purchases of Equity Securities

                                                   (c)Total Number of
                    (a) Total                      Shares Purchased as    (d) Maximum  Number
                    Number  of     (b) Average      Part of Publicly      of Shares that May Yet
                     Shares       Price Paid Per   Announced Plans or    Be Purchased  Under the
    Period          Purchased         Share            Programs             Plans or Programs
---------------   -------------   --------------   -------------------   ------------------------
January 1 - 31        3,802         $  43.796              0                        0
February 1 - 28         127            45.175              0                        0
March 1 - 31              0              N/A               0                        0
                      -----         ---------             --                       --
Total                 3,929            43.841              0                        0
                      -----         ---------             --                       --

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

   11           Statement re Computation of Per Share Earnings

   31           Rule 13a-14(a) Certifications

   32.1         Section 1350 Chief Executive Officer Certification

   32.2         Section 1350 Chief Financial Officer Certification

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 6, 2005.

                                  MERCANTILE BANK CORPORATION

                                  By: /s/ Gerald R. Johnson Jr.
                                      ------------------------------------------
                                  Gerald R. Johnson, Jr.
                                  Chairman of the Board and Chief Executive
                                  Officer
                                  (Principal Executive Officer)

                                  By: /s/ Charles E. Christmas
                                      ------------------------------------------
                                  Charles E. Christmas
                                  Senior Vice President, Chief Financial Officer and Treasurer
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