Form 10-Q
period 2005-06-30
MERCANTILE BANK CORP
filed 2005-08-08
CIK 1042729

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended June 30, 2005

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

                 310 LEONARD STREET, NW, GRAND RAPIDS, MI 49504
              (Address of principal executive offices) (Zip Code)

                                 (616) 406-3000
              (Registrant's telephone number, including area code)

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

                        Yes [X]          No [ ]

At August 8, 2005, there were 7,585,905 shares of Common Stock outstanding.

                           MERCANTILE BANK CORPORATION

                                      INDEX

                                                                                                      Page No.
                                                                                                      --------
PART I.    Financial Information

           Item 1.    Financial Statements

           Consolidated Balance Sheets -
              June 30, 2005 (Unaudited) and December 31, 2004.....................................        3

           Consolidated Statements of Income and Comprehensive Income -
              Three and Six Months Ended June 30, 2005 (Unaudited) and
              June 30, 2004 (Unaudited)...........................................................        4

           Consolidated Statements of Changes in Shareholders' Equity -
              Six Months Ended June 30, 2005 (Unaudited) and
              June 30, 2004 (Unaudited)...........................................................        5

           Consolidated Statements of Cash Flows -
              Three and Six Months Ended June 30, 2005 (Unaudited) and
              June 30, 2004 (Unaudited)...........................................................        6

           Notes to Consolidated Financial Statements (Unaudited).................................        8

           Item 2.  Management's Discussion and Analysis of Financial
              Condition and Results of Operations.................................................       17

           Item 3.  Quantitative and Qualitative Disclosures About Market Risk....................       26

           Item 4.  Controls and Procedures.......................................................       28

PART II.   Other Information

           Item 1.  Legal Proceedings.............................................................       29

           Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds...................       29

           Item 3.  Defaults upon Senior Securities...............................................       29

           Item 4.  Submission of Matters to a Vote of Security Holders...........................       30

           Item 5.  Other Information.............................................................       30

           Item 6.  Exhibits......................................................................       30

           Signatures.............................................................................       31

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                           MERCANTILE BANK CORPORATION
                           CONSOLIDATED BALANCE SHEETS

                                                                    June 30,          December 31,
                                                                      2005                2004
                                                                 ---------------    ----------------
                                                                  (Unaudited)
ASSETS
     Cash and due from banks                                     $    35,462,000    $     20,662,000
     Short-term investments                                              597,000             149,000
     Federal funds sold                                               21,400,000                   0
                                                                 ---------------    ----------------
         Total cash and cash equivalents                              57,459,000          20,811,000

     Securities available for sale                                   107,896,000          93,826,000
     Securities held to maturity (fair value of $60,735,000
       at June 30, 2005 and $54,621,000 at December 31, 2004)         58,851,000          52,341,000
     Federal Home Loan Bank stock                                      7,425,000           6,798,000

     Total loans and leases                                        1,424,463,000       1,317,124,000
     Allowance for loan and lease losses                             (18,856,000)        (17,819,000)
                                                                 ---------------    ----------------
              Total loans and leases, net                          1,405,607,000       1,299,305,000

     Premises and equipment, net                                      29,118,000          24,572,000
     Bank owned life insurance policies                               24,669,000          23,750,000
     Accrued interest receivable                                       6,550,000           5,644,000
     Other assets                                                     11,578,000           9,072,000
                                                                 ---------------    ----------------

         Total assets                                            $ 1,709,153,000    $  1,536,119,000
                                                                 ===============    ================

LIABILITIES AND SHAREHOLDERS' EQUITY
     Deposits
         Noninterest-bearing                                     $   136,830,000    $    101,742,000
         Interest-bearing                                          1,185,014,000       1,057,439,000
                                                                 ---------------    ----------------
              Total deposits                                       1,321,844,000       1,159,181,000

     Securities sold under agreements to repurchase                   56,034,000          56,317,000
     Federal funds purchased                                                   0          15,000,000
     Federal Home Loan Bank advances                                 135,000,000         120,000,000
     Subordinated debentures                                          32,990,000          32,990,000
     Other borrowed money                                              2,069,000           1,609,000
     Accrued expenses and other liabilities                           12,016,000           9,405,000
                                                                 ---------------    ----------------
              Total liabilities                                    1,559,953,000       1,394,502,000

Shareholders' equity
     Preferred stock, no par value; 1,000,000 shares
        authorized, none issued                                                0                   0
     Common stock, no par value: 20,000,000 shares authorized;
        7,582,482 shares outstanding at June 30, 2005 and
        7,192,461 shares outstanding at December 31, 2004            148,373,000         131,010,000
     Retained earnings                                                   821,000          10,475,000
     Accumulated other comprehensive income                                6,000             132,000
                                                                 ---------------    ----------------
         Total shareholders' equity                                  149,200,000         141,617,000
                                                                 ---------------    ----------------

              Total liabilities and shareholders' equity         $ 1,709,153,000    $  1,536,119,000
                                                                 ===============    ================

          See accompanying notes to consolidated financial statements.

                           MERCANTILE BANK CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME
                            AND COMPREHENSIVE INCOME

                                              Three Months      Three Months       Six Months       Six Months
                                                 Ended             Ended             Ended            Ended
                                             June 30, 2005     June 30, 2004     June 30, 2005     June 30, 2004
                                            ---------------    --------------     -------------    -------------
                                              (Unaudited)       (Unaudited)       (Unaudited)       (Unaudited)
Interest income
     Loans and leases, including fees       $    22,250,000    $   14,722,000    $   42,022,000    $  28,630,000
     Investment securities                        2,036,000         1,400,000         3,923,000        2,826,000
     Federal funds sold                              56,000             8,000           100,000           27,000
     Short-term investments                           4,000                 0             6,000            1,000
                                            ---------------    --------------    --------------    -------------
         Total interest income                   24,346,000        16,130,000        46,051,000       31,484,000

Interest expense
     Deposits                                     8,892,000         4,929,000        16,332,000        9,679,000
     Short-term borrowings                          375,000           186,000           713,000          356,000
     Federal Home Loan Bank advances              1,006,000           597,000         1,863,000        1,126,000
     Long-term borrowings                           465,000           418,000           880,000          834,000
                                            ---------------    --------------    --------------    -------------
         Total interest expense                  10,738,000         6,130,000        19,788,000       11,995,000
                                            ---------------    --------------    --------------    -------------

NET INTEREST INCOME                              13,608,000        10,000,000        26,263,000       19,489,000

Provision for loan and lease losses                 900,000         1,230,000         1,625,000        2,474,000
                                            ---------------    --------------    --------------    -------------

NET INTEREST INCOME AFTER PROVISION
   FOR LOAN AND LEASE LOSSES                     12,708,000         8,770,000        24,638,000       17,015,000

Noninterest income
     Services charges on accounts                   341,000           312,000           679,000          611,000
     Net gain on sales of securities                      0                 0                 0           78,000
     Net gain on sales of loans                      28,000            40,000            28,000           40,000
     Other income                                   849,000           649,000         1,721,000        1,311,000
                                            ---------------    --------------    --------------    -------------
         Total noninterest income                 1,218,000         1,001,000         2,428,000        2,040,000

Noninterest expense
     Salaries and benefits                        4,405,000         3,510,000         8,564,000        6,793,000
     Occupancy                                      566,000           383,000         1,084,000          769,000
     Furniture and equipment                        362,000           267,000           650,000          540,000
     Other expense                                1,812,000         1,240,000         3,697,000        2,453,000
                                            ---------------    --------------    --------------    -------------
         Total noninterest expenses               7,145,000         5,400,000        13,995,000       10,555,000
                                            ---------------    --------------    --------------    -------------

INCOME BEFORE FEDERAL INCOME
   TAX EXPENSE                                    6,781,000         4,371,000        13,071,000        8,500,000

Federal income tax expense                        2,091,000         1,225,000         4,019,000        2,381,000
                                            ---------------    --------------    --------------    -------------

NET INCOME                                  $     4,690,000    $    3,146,000    $    9,052,000    $   6,119,000
                                            ===============    ==============    ==============    =============

COMPREHENSIVE INCOME                        $     5,424,000    $    1,740,000    $    8,926,000    $   5,103,000
                                            ===============    ==============    ==============    =============
Basic earnings per share                    $          0.62    $         0.42    $         1.20    $        0.81
                                            ===============    ==============    ==============    =============
Diluted earnings per share                  $          0.61    $         0.41    $         1.17    $        0.80
                                            ===============    ==============    ==============    =============
Cash dividends per share                    $          0.11    $         0.09    $         0.21    $        0.18
                                            ===============    ==============    ==============    =============

Average basic shares outstanding                  7,579,437         7,531,264         7,573,073        7,524,031
                                            ===============    ==============    ==============    =============
Average diluted shares outstanding                7,720,821         7,688,597         7,737,121        7,675,812
                                            ===============    ==============    ==============    =============

          See accompanying notes to consolidated financial statements.

                           MERCANTILE BANK CORPORATION
                           CONSOLIDATED STATEMENTS OF
                         CHANGES IN SHAREHOLDERS' EQUITY
                                   (Unaudited)

                                                                               Accumulated
                                                                                   Other          Total
                                                    Common        Retained     Comprehensive   Shareholders'
                                                    Stock         Earnings         Income         Equity
                                                 ------------   ------------   -------------   -------------
BALANCE, JANUARY 1, 2004                         $118,560,000   $ 11,421,000   $     220,000   $130,201,000

Payment of 5% stock dividend, 357,189 shares       12,112,000    (12,116,000)                        (4,000)

Employee stock purchase plan, 1,148 shares             38,000                                        38,000

Dividend reinvestment plan, 2,004 shares               65,000                                        65,000

Stock option exercises, 35,735 shares                 375,000                                       375,000

Stock tendered for stock option exercises,
   7,597 shares                                      (248,000)                                     (248,000)

Cash dividends ($0.18 per share)                                  (1,258,000)                    (1,258,000)

Comprehensive income:
     Net income for the period from
       January 1, 2004 through June 30, 2004                       6,119,000                      6,119,000

     Change in net unrealized gain
       (loss) on securities available for sale,
       net of reclassifications and tax effect
                                                                                  (1,016,000)    (1,016,000)
                                                                                               ------------
         Total comprehensive income                                                               5,103,000
                                                 ------------   ------------   -------------   ------------
BALANCE, JUNE 30, 2004                           $130,902,000   $  4,166,000   $    (796,000)  $134,272,000
                                                 ============   ============   =============   ============

BALANCE, JANUARY 1, 2005                         $131,010,000   $ 10,475,000   $     132,000   $141,617,000

Payment of 5% stock dividend, 361,159 shares       17,187,000    (17,191,000)                        (4,000)

Employee stock purchase plan, 964 shares               39,000                                        39,000

Dividend reinvestment plan, 2,148 shares               84,000                                        84,000

Stock option exercises, 33,702 shares                 319,000                                       319,000

Stock tendered for stock option exercises,
   6,511 shares                                      (266,000)                                     (266,000)

Cash dividends ($0.21 per share)                                  (1,515,000)                    (1,515,000)

Comprehensive income:
     Net income for the period from
       January 1, 2005 through June 30, 2005                       9,052,000                      9,052,000

     Change in net unrealized gain
       (loss) on securities available for sale,
       net of reclassifications and tax effect
                                                                                    (126,000)      (126,000)
                                                                                               ------------
         Total comprehensive income                                                               8,926,000
                                                 ------------   ------------   -------------   ------------
BALANCE, JUNE 30, 2005                           $148,373,000   $    821,000   $       6,000   $149,200,000
                                                 ============   ============   =============   ============

          See accompanying notes to consolidated financial statements.

                          MERCANTILE BANK CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                          Three Months   Three Months     Six Months     Six Months
                                                             Ended           Ended          Ended           Ended
                                                         June 30, 2005   June 30, 2004  June 30, 2005  June 30, 2004
                                                         --------------  -------------  -------------  --------------
                                                          (Unaudited)     (Unaudited)    (Unaudited)    (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
     Net income                                          $   4,690,000   $  3,146,000   $  9,052,000   $   6,119,000
     Adjustments to reconcile net income
        to net cash from operating activities
         Depreciation and amortization                         584,000        436,000      1,074,000         848,000
         Provision for loan and lease losses                   900,000      1,230,000      1,625,000       2,474,000
         Net gain on sales of loans                            (28,000)       (40,000)       (28,000)        (40,000)
         Net gain on sales of securities                             0              0              0         (78,000)
         Net change in:
              Accrued interest receivable                      333,000        567,000       (906,000)       (159,000)
              Bank owned life insurance policies              (243,000)      (178,000)      (479,000)       (355,000)
              Other assets                                  (1,503,000)    (1,429,000)    (2,632,000)       (998,000)
              Accrued expenses and other liabilities         1,772,000        359,000      2,611,000        (674,000)
                                                         -------------   ------------   ------------   -------------
                 Net cash from operating activities          6,505,000      4,091,000     10,317,000       7,137,000

CASH FLOWS FROM INVESTING ACTIVITIES
     Loan and leases originations and payments, net        (49,999,000)   (74,426,000)  (107,899,000)   (149,901,000)
     Purchases of:
         Securities available for sale                      (8,044,000)    (9,970,000)   (23,800,000)    (12,964,000)
         Securities held to maturity                        (2,580,000)    (2,910,000)    (7,475,000)     (4,336,000)
         Federal Home Loan Bank stock                         (403,000)      (860,000)      (627,000)     (1,667,000)
     Proceeds from:
         Maturities, calls and repayments of
            available for sale securities                    4,006,000      3,016,000      9,516,000      11,340,000
         Maturities, calls and repayments of
            held to maturity securities                        735,000        965,000        936,000         965,000
         Sales of available for sale securities                      0              0              0       1,748,000
     Purchases of premises and equipment, net               (2,999,000)    (2,195,000)    (5,377,000)     (3,774,000)
     Purchases of bank owned life insurance policies          (440,000)             0       (440,000)              0
                                                         -------------   ------------   ------------   -------------
              Net cash from investing activities           (59,724,000)   (86,380,000)  (135,166,000)   (158,589,000)

CASH FLOWS FROM FINANCING ACTIVITIES
     Net increase in deposits                               31,827,000     50,735,000    162,663,000     143,177,000
     Net increase (decrease) in securities sold under
       agreements to repurchase                             (4,174,000)     5,347,000       (283,000)     (2,585,000)
     Net increase (decrease) in federal funds purchased              0              0    (15,000,000)              0
     Proceeds from new FHLB advances                        20,000,000     20,000,000     40,000,000      30,000,000
     Maturities of FHLB advances                           (10,000,000)             0    (25,000,000)              0
     Net increase in other borrowed money                      153,000      7,053,000        460,000       1,300,000
     Employee stock purchase plan                               22,000         22,000         39,000          38,000
     Dividend reinvestment plan                                 51,000         46,000         84,000          65,000
     Stock option exercises, net                                     0         39,000         53,000         127,000
     Payment of cash dividends                                (794,000)      (646,000)    (1,515,000)     (1,258,000)
     Cash paid in lieu of fractional shares on
       stock dividend                                           (4,000)             0         (4,000)         (4,000)
                                                         -------------   ------------   ------------   -------------
         Net cash from financing activities                 37,081,000     82,596,000    161,497,000     170,860,000
                                                         -------------   ------------   ------------   -------------

          See accompanying notes to consolidated financial statements.

                           MERCANTILE BANK CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                       Three Months     Three Months      Six Months       Six Months
                                                          Ended            Ended            Ended            Ended
                                                      June 30, 2005    June 30, 2004    June 30, 2005    June 30, 2004
                                                      -------------    -------------    -------------    -------------
                                                       (Unaudited)      (Unaudited)      (Unaudited)      (Unaudited)
Net change in cash and cash equivalents                (16,138,000)          307,000       36,648,000       19,408,000
Cash and cash equivalents at beginning of period        73,597,000        35,665,000       20,811,000       16,564,000
                                                      -------------    -------------    -------------    -------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD            $ 57,459,000     $  35,972,000    $  57,459,000    $  35,972,000
                                                      ============     =============    =============    =============

Supplemental disclosures of cash flow information
   Cash paid during the period for:
         Interest                                     $  9,070,000     $   6,232,000    $  16,796,000    $  12,183,000
         Federal income tax                              4,150,000         2,550,000        4,475,000        2,925,000

          See accompanying notes to consolidated financial statements.

                           MERCANTILE BANK CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1.    SIGNIFICANT ACCOUNTING POLICIES

      Basis of Presentation: The unaudited financial statements for the three and six months ended June 30, 2005 include the consolidated results of operations of Mercantile Bank Corporation and its consolidated subsidiaries. These subsidiaries include Mercantile Bank of Michigan ("our bank"), our bank's four subsidiaries, Mercantile Bank Mortgage Company, LLC ("our mortgage company"), Mercantile BIDCO, Inc. ("our BIDCO"), Mercantile Bank Real Estate Co., LLC ("our real estate company"), and Mercantile Insurance Center, Inc. ("our insurance center"). These consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and Item 303(b) of Regulation S-K and do not include all disclosures required by accounting principles generally accepted in the United States of America for a complete presentation of our financial condition and results of operations. In the opinion of management, the information reflects all adjustments (consisting only of normal recurring adjustments) which are necessary in order to make the financial statements not misleading and for a fair presentation of the results of operations for such periods. The results for the periods ended June 30, 2005 should not be considered as indicative of results for a full year. For further information, refer to the consolidated financial statements and footnotes included in our annual report on Form 10-K for the year ended December 31, 2004.

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

      Earnings Per Share: Basic earnings per share is based on weighted average common shares outstanding during the period. Diluted earnings per share include the dilutive effect of additional potential common shares issuable under stock options. Options for 6,500 shares were antidilutive and were not included in determining diluted earnings per share for the three and six month periods ended June 30, 2005.

      Stock Dividend: Per share amounts and average shares outstanding have been adjusted for all periods presented to reflect the 5% stock dividend distributed on August 1, 2005. The Statement of Changes in Shareholders' Equity reflects a transfer from retained earnings to common stock for the value of the shares distributed.

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

                                               Three months ended            Six months ended
                                          June 30, 2005  June 30, 2004  June 30, 2005  June 30, 2004
                                          -------------  -------------  -------------  -------------
Net income as reported                    $   4,690,000  $   3,146,000  $   9,052,000  $   6,119,000
Deduct: Stock-based compensation
   expense determined under fair
   value based method                            94,000         63,000        187,000        126,000
                                          -------------  -------------  -------------  -------------
Pro forma net income                          4,596,000      3,083,000      8,865,000      5,993,000
                                          =============  =============  =============  =============

Basic earnings per share as reported      $        0.62  $        0.42  $        1.20  $        0.81
Pro forma basic earnings per share                 0.61           0.41           1.17           0.80

Diluted earnings per share
   as reported                            $        0.61  $        0.41  $        1.17  $        0.80
Pro forma diluted earnings per share               0.60           0.40           1.15           0.78

                           MERCANTILE BANK CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1.    SIGNIFICANT ACCOUNTING POLICIES (Continued)

      The pro forma effects are computed using option pricing models, using the following weighted-average assumptions as of grant date.

                                         Three months ended            Six months ended
                                   June 30, 2005  June 30, 2004  June 30, 2005  June 30, 2004
                                   -------------  -------------  -------------  -------------
Risk-free interest rate                  3.73%          3.25%          3.72%          3.25%
Expected option life                  7 Years        7 Years        7 Years        7 Years
Expected stock price volatility            23%            22%            23%            22%
Dividend yield                           1.00%          1.00%          1.00%          1.00%

      New Accounting Pronouncements: FAS 123, Revised, requires companies to record compensation cost for stock options provided to employees in return for employment service. The cost is measured at the fair value of the options when granted, and this cost is expensed over the employment service period, which is normally the vesting period of the options. This will apply to awards granted or modified in fiscal years beginning after June 15, 2005. Compensation cost will also be recorded for prior option grants that vest after the date of adoption. The effect on results of operations will depend on the level of future option grants and the calculation of the fair value of the options granted at such future date, as well as the vesting periods provided, and so cannot currently be predicted. Existing options that will vest after adoption date are expected to result in additional compensation expense of approximately $36,000 in 2006 and $27,000 in 2007.

                           MERCANTILE BANK CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

2.   LOANS AND LEASES

     Our total loans and leases at June 30, 2005 were $1,424.5 million compared to $1,317.1 million at December 31, 2004, an increase of $107.4 million, or 8.1%. The components of our outstanding balances at June 30, 2005 and December 31, 2004, and the percentage change in loans and leases from the end of 2004 to the end of the second quarter 2005 are as follows:

                                                                                   Percent
                                      June 30, 2005         December 31, 2004     Increase/
                                     Balance        %         Balance       %     (Decrease)
                                  --------------  -----   --------------  -----   ----------
Real Estate:
    Construction and land
      development                 $  210,251,000   14.8%  $  136,705,000   10.3%     53.8%
    Secured by 1-4 family
      properties                     127,949,000    9.0      122,635,000    9.3       4.3
    Secured by multi-family
      properties                      37,934,000    2.7       35,183,000    2.7       7.8
    Secured by nonresidential
      properties                     634,116,000   44.5      649,415,000   49.3      (2.4)
Commercial                           407,145,000   28.6      365,615,000   27.8      11.4
Leases                                 2,100,000    0.1        2,573,000    0.2     (18.4)
Consumer                               4,968,000    0.3        4,998,000    0.4      (0.6)
                                  --------------  -----   --------------  -----     -----

    Total loans and leases        $1,424,463,000  100.0%  $1,317,124,000  100.0%      8.1%
                                  ==============  =====   ==============  =====     =====

3.    ALLOWANCE FOR LOAN AND LEASE LOSSES

      The following is a summary of the change in our allowance for loan and lease losses account for the three and six months ended June 30:

                                          Three months ended          Six months ended
                                        June 30,      June 30,      June 30,      June 30,
                                          2005          2004          2005         2004
                                      ------------  ------------  ------------  ------------
Beginning balance                     $18,097,000   $15,337,000   $17,819,000   $14,379,000
     Charge-offs                         (211,000)     (264,000)     (704,000)     (562,000)
     Recoveries                            70,000         9,000       116,000        21,000
     Provision for loan and
       lease losses                       900,000     1,230,000     1,625,000     2,474,000
                                      -----------   -----------   -----------   -----------

Balance at June 30                    $18,856,000   $16,312,000   $18,856,000   $16,312,000
                                      ===========   ===========   ===========   ===========

                           MERCANTILE BANK CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

4.    PREMISES AND EQUIPMENT - NET

      Premises and equipment are comprised of the following:

                                            June 30,         December 31,
                                              2005               2004
                                         --------------    ---------------
Land and improvements                    $    6,482,000    $     6,482,000
Buildings and leasehold improvements         19,515,000         16,547,000
Furniture and equipment                       8,736,000          6,327,000
                                         --------------    ---------------
                                             34,733,000         29,356,000
Less accumulated depreciation                 5,615,000          4,784,000
                                         --------------    ---------------

Premises and equipment, net              $   29,118,000    $    24,572,000
                                         ==============    ===============

      Depreciation expense amounted to $457,000 during the second quarter of 2005, compared to $307,000 in the second quarter of 2004. Depreciation expense amounted to $831,000 during the first six months of 2005, compared to $610,000 during the first six months of 2004.

5.    DEPOSITS

      Our total deposits at June 30, 2005 were $1,321.8 million compared to $1,159.2 million at December 31, 2004, an increase of $162.6 million, or 14.0%. The components of our outstanding balances at June 30, 2005 and December 31, 2004, and percentage change in deposits from the end of 2004 to the end of the second quarter 2005 are as follows:

                                                                                      Percent
                                  June 30, 2005             December 31, 2004        Increase/
                                 Balance         %          Balance           %      (Decrease)
                             --------------   -----    -----------------    -----    ----------
Noninterest-bearing demand   $  136,830,000    10.4%   $     101,742,000      8.8%      34.5%
Interest-bearing checking        36,803,000     2.8           37,649,000      3.2       (2.2)
Money market                     10,545,000     0.8           10,528,000      0.9        0.2
Savings                         103,545,000     7.8          129,374,000     11.2      (20.0)
Time, under $100,000             14,880,000     1.1            8,963,000      0.8       66.0
Time, $100,000 and over         120,391,000     9.1           99,760,000      8.6       20.7
                             --------------   -----    -----------------    -----       ----
                                422,994,000    32.0          388,016,000     33.5        9.0
Out-of-area time,
   under $100,000                86,966,000     6.6           90,829,000      7.8       (4.3)
Out-of-area time,
   $100,000 and over            811,884,000    61.4          680,336,000     58.7       19.3
                             --------------   -----    -----------------    -----       ----
                                898,850,000    68.0          771,165,000     66.5       16.6
                             --------------   -----    -----------------    -----       ----

    Total deposits           $1,321,844,000   100.0%   $   1,159,181,000    100.0%      14.0%
                             ==============   =====    =================    =====       ====

                           MERCANTILE BANK CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

6.    SHORT-TERM BORROWINGS

      Information relating to our securities sold under agreements to repurchase follows:

                                                June 30,     December 31,
                                                  2005           2004
                                             -------------   -------------
Outstanding balance at end of period         $  56,034,000   $  56,317,000
Average interest rate at end of period                2.49%           1.90%

Average balance during the period            $  57,228,000   $  49,935,000
Average interest rate during the period               2.18%           1.57%

Maximum month end balance during the period  $  60,208,000   $  61,678,000

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

7.    FEDERAL HOME LOAN BANK ADVANCES

      Our outstanding balances at June 30, 2005 and December 31, 2004 were as follows.

                                                           June 30,      December 31,
                                                             2005           2004
                                                        -------------   -------------
Maturities July 2005 through May 2008,
   fixed rates from 2.01 to 4.22%, averaging 3.05%      $ 125,000,000   $           0

Maturities in May 2006, floating rates tied to Libor
   indices, averaging 3.35%                                10,000,000               0

Maturities January 2005 through December 2006,
   fixed rates from 1.66% to 3.47%, averaging 2.51%                 0   $ 110,000,000

Maturities in May 2006, floating rates tied to Libor
   indices, averaging 2.32%                                         0      10,000,000
                                                        -------------   -------------

         Total Federal Home Loan Bank advances          $ 135,000,000   $ 120,000,000
                                                        =============   =============

      Each advance is payable at its maturity date, and is subject to a prepayment fee if paid prior to the maturity date. The advances are collateralized by residential mortgage loans, first mortgage liens on multi-family residential property loans, first mortgage liens on commercial real estate property loans, and substantially all other assets of our bank, under a blanket lien arrangement. Our borrowing line of credit as of June 30, 2005 totaled $198.0 million, with availability approximating $51.0 million.

                           MERCANTILE BANK CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

7.    FEDERAL HOME LOAN BANK ADVANCES (Continued)

      Maturities of FHLB advances currently outstanding during the next five years are:

2005          $ 40,000,000
2006            80,000,000
2007            10,000,000
2008             5,000,000
2009                     0

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

      These instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized, if any, in the balance sheet. Our bank's maximum exposure to loan loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual notional amount of those instruments. Our bank uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments. Collateral, such as accounts receivable, securities, inventory, property and equipment, is generally obtained based on management's credit assessment of the borrower. If required, estimated loss exposure resulting from these instruments is expensed and recorded as a liability. The balance of the liability account was $0.5 million and $0.2 million as of June 30, 2005 and December 31, 2004, respectively.

     A summary of the contractual amounts of our financial instruments with off-balance-sheet risk at June 30, 2005 and December 31, 2004 follows:

                                                  June 30,         December 31,
                                                    2005               2004
                                               --------------    ---------------
Commercial unused lines of credit              $  247,004,000    $   226,935,000
Unused lines of credit secured by 1-4 family
  residential properties                           27,207,000         24,988,000
Credit card unused lines of credit                  7,350,000          8,307,000
Other consumer unused lines of credit               9,270,000          5,155,000
Commitments to make loans                          70,419,000         55,440,000
Standby letters of credit                          56,545,000         56,464,000
                                               --------------    ---------------

       Total loan and leases commitments       $  417,795,000    $   377,289,000
                                               ==============    ===============

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

      Our actual capital levels and minimum required levels were (dollars in thousands):

                                                                            Minimum Required
                                                                               to be Well
                                                      Minimum Required     Capitalized Under
                                                         for Capital       Prompt Corrective
                                      Actual          Adequacy Purposes    Action Regulations
                               -------------------   ------------------   -------------------
                                 Amount      Ratio     Amount     Ratio     Amount      Ratio
                               ----------    -----   ---------    -----   ----------    -----
June 30, 2005
  Total capital (to risk
    weighted assets)
     Consolidated              $  200,054    12.6%   $ 127,172     8.0%   $  158,965     10.0%
     Bank                         196,807    12.4      126,990     8.0       158,737     10.0
  Tier 1 capital (to risk
    weighted assets)
     Consolidated                 181,198    11.4       63,586     4.0        95,379      6.0
     Bank                         177,951    11.2       63,495     4.0        95,242      6.0
  Tier 1 capital (to
    average assets)
     Consolidated                 181,198    10.9       66,769     4.0        83,461      5.0
     Bank                         177,951    10.7       66,727     4.0        83,408      5.0

                           MERCANTILE BANK CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

9.    REGULATORY MATTERS (Continued)

                                                                                      Minimum Required
                                                                                        to be Well
                                                             Minimum Required         Capitalized Under
                                                              for Capital            Prompt Corrective
                                        Actual              Adequacy Purposes        Action Regulations
                                        ------              -----------------        ------------------
                                   Amount      Ratio        Amount      Ratio         Amount      Ratio
                                   ------      -----        ------      -----         ------      -----
December 31, 2004

Total capital (to risk
  weighted assets)
   Consolidated                  $ 191,304     13.0%       $ 117,426     8.0%       $  146,782    10.0%
   Bank                            188,075     12.8          117,288     8.0           146,610    10.0
Tier 1 capital (to risk
  weighted assets)
   Consolidated                    173,485     11.8           58,713     4.0            88,070     6.0
   Bank                            170,256     11.6           58,644     4.0            87,966     6.0
Tier 1 capital (to
  average assets)
   Consolidated                    173,485     11.5           60,182     4.0            75,227     5.0
   Bank                            170,256     11.3           60,088     4.0            75,110     5.0

      The consolidated capital levels as of June 30, 2005 and December 31, 2004 include the $32.0 million in trust preferred securities issued by the trust subject to certain limitations. Federal Reserve guidelines limit the amount of trust preferred securities which can be included in our Tier 1 capital to 25% of total Tier 1 capital. As of June 30, 2005 and December 31, 2004, all $32.0 million of the trust preferred securities were included as Tier 1 capital.

      Our and our bank's ability to pay cash and stock dividends is subject to limitations under various laws and regulations and to prudent and sound banking practices. We declared a 5% stock dividend on July 6, 2005, that was distributed on August 1, 2005 to record holders as of July 18, 2005. All earnings per share and dividend per share information have been adjusted for the 5% stock dividend. We have also paid two cash dividends on our common stock during 2005. On January 11, 2005, we declared a $0.10 per share cash dividend on our common stock, which was paid on March 10, 2005 to record holders as of February 10, 2005. On April 6, 2005, we declared a $0.11 per share cash dividend on our common stock, which was paid on June 10, 2005 to record holders as of May 10, 2005. On July 6, 2005, we declared a $0.11 per share cash dividend on our common stock, which is payable on September 9, 2005 to record holders as of August 10, 2005.

10.   BENEFIT PLANS

      We sponsor an employee stock purchase plan which allows employees to defer after-tax payroll dollars and purchase our common stock on a quarterly basis. We have registered 28,940 shares of common stock to be issued and purchased under the plan; however, the plan allows for shares to be purchased directly from us or on the open market. During the six months ended June 30, 2005, we issued 964 shares under the plan.

                           MERCANTILE BANK CORPORATION
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

FORWARD-LOOKING STATEMENTS

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

INTRODUCTION

The following discussion compares the financial condition of Mercantile Bank Corporation and its consolidated subsidiaries, Mercantile Bank of Michigan ("our bank"), our bank's four subsidiaries Mercantile Bank Mortgage Company ("our mortgage company"), Mercantile BIDCO, Inc. ("our BIDCO"), Mercantile Bank Real Estate Co., LLC ("our real estate company") and Mercantile Insurance Center, Inc. ("our insurance center"), at June 30, 2005 to December 31, 2004 and the results of operations for the three and six months ended June 30, 2005 and June 30, 2004. This discussion should be read in conjunction with the interim consolidated financial statements and footnotes included in this report. Unless the text clearly suggests otherwise, references in this report to "us," "we," "our," or "the company" include Mercantile Bank Corporation and its consolidated subsidiaries referred to above.

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

RECENT EVENTS

On April 18, 2005, we issued a press release announcing that our bank had formalized its intention to expand into the Lansing, Michigan marketplace. Since that time, we have assembled an initial team comprised of a City President, commercial and retail lenders, branch and business development personnel and support staff. On July 11, 2005, we officially opened the Lansing banking office. The Lansing team is currently working out of a leased facility; however, we expect to acquire land and construct our own facility within the next two to three years.

On June 14, 2005, we issued a press release announcing that our bank had formalized its intention to expand into the Ann Arbor, Michigan marketplace. Since that time, we have begun to assemble an initial team comprised of a City President, commercial and retail lenders, branch and business development personnel and support staff. We expect the banking office to open during the latter part of the third quarter of 2005. The Ann Arbor team will initially work out of a leased facility; however, we expect to acquire land and construct our own facility within the next two to three years.

FINANCIAL CONDITION

During the first six months of 2005, our assets increased from $1,536.1 million on December 31, 2004, to $1,709.2 million on June 30, 2005. This represents a total increase in assets of $173.1 million, or 11.3%. The asset growth was comprised primarily of a $106.3 million increase in net loans, a $36.7 million increase in cash and cash equivalents and a $21.2 million increase in securities. The growth in total assets was primarily funded by a $162.7 million increase in deposits and a $15.0 million increase in Federal Home Loan Bank advances.

                           MERCANTILE BANK CORPORATION
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

Commercial loans and leases increased by $102.0 million during the first six months of 2005, and at June 30, 2005 totaled $1,291.5 million, or 90.7% of the total loan and lease portfolio. The continued significant concentration of the loan and lease portfolio in commercial loans and leases and the rapid growth of this portion of our lending business is consistent with our stated strategy of focusing a substantial amount of efforts on "wholesale" banking. Corporate and business lending continues to be an area of expertise of our senior management team, and our commercial lenders have extensive commercial lending experience, with most having at least 10 years experience. Of each of the loan categories that we originate, commercial loans and leases are most efficiently originated and managed; thus limiting overhead costs by necessitating the attention of fewer full-time employees. Our commercial lending business generates the greatest amount of local deposits, and is our primary source of demand deposits.

Residential mortgage loans increased by $5.3 million during the first six months of 2005, while the balance of our consumer loan portfolio remained virtually unchanged. As of June 30, 2005, residential mortgage and consumer loans totaled a combined $132.9 million, or 9.3% of the total loan and lease portfolio. Although we plan to increase our non-commercial loan portfolios in future periods, given our wholesale banking strategy, we expect the commercial sector of our lending efforts and resultant assets to remain the dominant loan portfolio category.

Management believes the quality of our loan and lease portfolio remains strong. Net loan and lease charge-offs during the first six months of 2005 totaled $588,000, or 0.09% of average total loans and leases on an annualized basis. During the first six months of 2004, net loan and lease charge-offs totaled $541,000, or 0.10% of average total loans and leases on an annualized basis. Nonperforming assets at June 30, 2005 totaled $3.7 million, or 0.22% of period-ending total assets. Nonperforming assets at December 31, 2004 totaled $2.8 million, or 0.19% of period-ending total assets, while nonperforming assets at June 30, 2004 totaled $3.7 million, or 0.27% of period-ending total assets. We believe we have instilled a strong credit culture within our lending departments as it pertains to the underwriting and administration processes, which in part is reflected in our loan and lease net charge-off and delinquency ratios. Over 98% of the loan portfolio consists of loans extended directly to companies and individuals doing business and residing within our market area. The remaining portion is comprised of commercial loans participated with certain commercial banks outside the immediate area, which we underwrite using the same loan underwriting criteria as though our bank was the originating bank.

Securities increased $21.2 million during the first six months of 2005. Purchases during the first six months of 2005 totaled $31.9 million, while proceeds from maturities, calls and repayments of securities totaled $10.5 million. Our securities portfolio primarily consists of U.S. Government Agency bonds, mortgage-backed securities issued or guaranteed by U.S. Government Agencies, investment-grade tax-exempt municipal securities and Federal Home Loan Bank of Indianapolis ("FHLBI") stock.

Cash and cash equivalents increased $36.7 million during the first six months of 2005, totaling $57.5 million on June 30, 2005. Cash and due from bank balances were up $14.8 million and federal funds sold increased $21.4 million. Our commercial lending and wholesale funding focus results in relatively large day-to-day fluctuations of our cash and cash equivalent balances. The average cash and cash equivalents during the first six months of 2005 equaled $35.1 million, well below the relatively high balance of $57.5 million on June 30, 2005, but well above the relatively low balance of $20.8 million on December 31, 2004.

                           MERCANTILE BANK CORPORATION
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

Premises and equipment at June 30, 2005 equaled $29.1 million, an increase of $4.5 million over the past six months and an increase of $16.6 million since March 31, 2003. The vast majority of the increase relates to our bank's construction of two new banking facilities. On April 30, 2003, our bank purchased an existing building situated on 2.75 acres of land located about two miles north of downtown Grand Rapids, Michigan for $1.3 million. The building was demolished, and during the second quarter of 2005 we completed construction of a new four-story facility on this property. This facility serves as the new location of our functions formerly housed in our downtown leased facility, including our commercial lending function and a branch operation, and the administration and loan operations functions that were formerly housed at other of our locations. On September 29, 2003, our bank purchased ten acres of land located in Holland, Michigan for $0.9 million. We constructed a new two-story facility on this property to serve as the new location for our full-service branch and lending office which had been operating out of a leased facility. This facility opened on October 25, 2004.

Deposits increased $162.7 million during the first six months of 2005, totaling $1,321.8 million at June 30, 2005. Local deposits increased $35.0 million, while out-of-area deposits increased $127.7 million. As a percent of total deposits, local deposits decreased from 33.5% on December 31, 2004, to 32.0% on June 30, 2005. Noninterest-bearing demand deposits, comprising 10.4% of total deposits, increased $35.1 million during the first six months of 2005. Savings deposits (7.8% of total deposits) decreased $25.8 million, interest-bearing checking deposits (2.8% of total deposits) decreased $0.8 million and money market deposit accounts (0.8% of total deposits) remained relatively unchanged during the first six months of 2005. Local certificates of deposit, comprising 10.2% of total deposits, increased by $26.5 million during the first six months of 2005. Part of the increase in local certificates of deposit and the decrease in savings deposits is due to customers opening certificates of deposit with funds from their savings accounts, as rates offered on certificates of deposit have recently risen at a faster pace than the rates offered on savings accounts.

Out-of-area deposits increased $127.7 million during the first six months of 2005, totaling $898.9 million as of June 30, 2005. Out-of-area deposits consist primarily of certificates of deposit obtained from depositors located outside our market area and placed by deposit brokers for a fee, but also include certificates of deposit obtained from the deposit owners directly. Out-of-area deposits are utilized to support our asset growth, and are generally a lower cost source of funds when compared to the deposit interest rates that would have to be offered in the local market to generate a sufficient level of funds. During the first six months of 2005 rates paid on new out-of-area certificates of deposit were generally slightly higher than rates paid on new certificates of deposit issued to local customers. Overhead costs associated with the out-of-area deposits are considerably less than the overhead costs that would be incurred to administer a similar level of local deposits. Although local deposits have and are expected to increase as new business, governmental and consumer deposit relationships are established, our relatively high reliance on out-of-area deposits is expected to continue.

Securities sold under agreements to repurchase ("repurchase agreements") decreased by $0.3 million during the first six months of 2005, totaling $56.0 million as of June 30, 2005. As part of our sweep account program, collected funds from certain business noninterest-bearing checking accounts are invested into over-night interest-bearing repurchase agreements. Although not considered a deposit account and therefore not afforded federal deposit insurance, the repurchase agreements have characteristics very similar to that of our business checking deposit accounts.

                           MERCANTILE BANK CORPORATION
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

Federal funds purchased declined by $15.0 million during the first six months of 2005, with a zero balance as of June 30, 2005. FHLBI advances increased by $15.0 million during the first six months of 2005, totaling $135.0 million as of June 30, 2005. The advances are collateralized by residential mortgage loans, first mortgage liens on multi-family residential property loans and first mortgage liens on commercial real estate property loans, and substantially all other assets of our bank, under a blanket lien arrangement. Our borrowing line of credit as of June 30, 2005 totaled $198.0 million, with availability approximating $51.0 million. FHLBI advances, along with out-of-area deposits, are the primary components of our wholesale funding program.

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

Our liquidity strategy is to fund loan growth with deposits and repurchase agreements and to maintain an adequate level of short- and medium-term investments to meet typical daily loan and deposit activity. Although deposit and repurchase agreement growth from depositors located in our market area has generally consistently increased, this growth has not been sufficient to meet our substantial loan growth and provide monies for additional investing activities. To assist in providing the additional needed funds, we have regularly obtained monies from wholesale funding sources. Wholesale funds, comprised of certificates of deposit from customers outside of our market area and advances from the FHLBI, totaled $1,033.9 million, or 68.3% of combined deposits and borrowed funds as of June 30, 2005. As of December 31, 2004, wholesale funds totaled $891.2 million, or 66.7% of combined deposits and borrowed funds. Reliance on wholesale funds is expected to continue due to our anticipated future asset growth.

As a member of the FHLBI, our bank has access to the FHLBI's borrowing programs. At June 30, 2005, advances from the FHLBI totaled $135.0 million, up from the $120.0 million outstanding at December 31, 2004. Based on available collateral at June 30, 2005, our bank could borrow an additional $51.0 million.

Our bank has the ability to borrow money on a daily basis through correspondent banks via established unsecured federal funds purchased lines, totaling $62.0 million as of June 30, 2005. The average balance of federal funds purchased during the first six months of 2005 equaled $6.8 million, compared to a $7.4 million average federal funds sold position during the same time period in 2004.

In addition to typical loan funding and deposit flow, we must maintain liquidity to meet the demands of certain unfunded loan commitments and standby letters of credit. As of June 30, 2005, our bank had a total of $361.3 million in unfunded loan commitments and $56.5 million in unfunded standby letters of credit. Of the total unfunded loan commitments, $290.9 million were commitments available as lines of credit to be drawn at any time as customers' cash needs vary, and $70.4 million were for loan commitments expected to close and become funded within the next three to six months. We monitor fluctuations in loan balances and commitment levels, and include such data in managing our overall liquidity.

                           MERCANTILE BANK CORPORATION
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

CAPITAL RESOURCES

Shareholders' equity is a noninterest-bearing source of funds that provides support for asset growth. Shareholders' equity increased by $7.6 million during the first six months of 2005, from $141.6 million on December 31, 2004, to $149.2 million at June 30, 2005. The increase is primarily attributable to net income of $9.1 million recorded during the first six months of 2005. Shareholders' equity was negatively impacted during the first six months of 2005 by the payment of cash dividends totaling $1.5 million and a $0.1 million mark-to-market adjustment for available for sale securities as defined in SFAS No. 115. Shareholders' equity also increased $0.2 million from the issuance of new shares of common stock resulting from our dividend reinvestment plan, employee stock purchase plan and stock option exercises.

We are subject to regulatory capital requirements primarily administered by federal bank regulatory agencies. Failure to meet the various capital requirements can initiate regulatory action that could have a direct material effect on the financial statements. The capital ratios of the company and our bank as of June 30, 2005 and December 31, 2004 are disclosed under Note 9 of the Notes to Consolidated Financial Statements.

Our and our bank's ability to pay cash and stock dividends is subject to limitations under various laws and regulations and to prudent and sound banking practices. We declared a 5% stock dividend on July 6, 2005, that was distributed on August 1, 2005 to record holders as of July 18, 2005. We paid a $0.10 per share cash dividend on March 10, 2005 and a $0.11 per share cash dividend on June 10, 2005. On July 6, 2005, we declared a $0.11 per share cash dividend payable on September 9, 2005 to record holders as of August 10, 2005.

RESULTS OF OPERATIONS

Net income for the second quarter of 2005 was $4.7 million ($0.62 per basic share and $0.61 per diluted share), which represents a 49.1% increase over net income of $3.1 million ($0.42 per basic share and $0.41 per diluted share) recorded during the second quarter of 2004. Net income for the first six months of 2005 was $9.1 million ($1.20 per basic share and $1.17 per diluted share), which represents a 47.9% increase over net income of $6.1 million ($0.81 per basic share and $0.80 per diluted share) recorded during the first six months of 2004. The improvement in net income during both time periods is primarily the result of higher net interest income, lower provision expense and greater operating efficiency.

Interest income during the second quarter of 2005 was $24.3 million, an increase of 50.9% over the $16.1 million earned during the second quarter of 2004. Interest income during the first six months of 2005 was $46.1 million, an increase of 46.3% over the $31.5 million earned during the first six months of 2004. The growth in interest income during both time periods is primarily attributable to growth in earning assets and an increased yield on assets. During the second quarter of 2005, earning assets averaged $1,582.5 million, $313.2 million higher than average earning assets of $1,269.3 million during the second quarter of 2004. Average loans were up $257.7 million and securities increased $51.0 million. During the first six months of 2005, earning assets averaged $1,547.4 million, $314.3 million higher than average earning assets of $1,233.1 million during the same time period in 2004. Average loans were up $267.8 million and securities increased $44.8 million. Also positively impacting the growth in interest income was the increased yield on earning assets. During the second quarter of 2005 and 2004, earning assets had a weighted average yield (tax equivalent-adjusted basis) of 6.24% and 5.17%, respectively. During the first six months of 2005 and 2004 earning assets had a weighted average yield of 6.07% and 5.21%, respectively. With approximately 78% of our total loans and leases tied to the prime rate, our asset yield has benefited from recent increases in the prime rate, which has increased a total of 225 basis points over the past twelve months.

                           MERCANTILE BANK CORPORATION
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

Interest expense during the second quarter of 2005 was $10.7 million, an increase of 75.2% over the $6.1 million expensed during the second quarter of 2004. Interest expense during the first six months of 2005 was $19.8 million, an increase of 65.0% over the $12.0 million expensed during the first six months of 2004. The increase in interest expense is primarily attributable to an increase in interest-bearing liabilities necessitated by asset growth and a higher interest rate environment. During the second quarter of 2005, interest-bearing liabilities averaged $1,398.4 million, $294.3 million higher than average interest-bearing liabilities of $1,104.1 million during the second quarter of 2004. Interest-bearing deposits were up $251.3 million and FHLBI advances increased $18.2 million. During the first six months of 2005, interest-bearing liabilities averaged $1,367.3 million, $293.6 million higher than average interest-bearing liabilities of $1,073.7 million during the same time period in 2004. Interest-bearing deposits were up $243.2 million and FHLBI advances increased $21.6 million. During the second quarter of 2005 and 2004, interest-bearing liabilities had a weighted average rate of 3.08% and 2.23%, respectively. During the first six months of 2005 and 2004, interest-bearing liabilities had a weighted average rate of 2.92% and 2.25%, respectively. The higher weighted average cost of interest-bearing liabilities is primarily due to the increase in market interest rates.

Net interest income during the second quarter of 2005 was $13.6 million, an increase of 36.1% over the $10.0 million earned during the second quarter of 2004. Net interest income during the first six months of 2005 was $26.3 million, an increase of 34.8% over the $19.5 million earned during the same time period in 2004. The increase in net interest income is primarily due to the growth in earning assets and improved net interest margin. The net interest margin during the second quarter of 2005 was 3.52%, compared to 3.24% during the second quarter of 2004. During the first six months of 2005 the net interest margin was 3.49%, compared to 3.25% during the same time period in 2004. The improved net interest margin reflects the overall positive impact of the increasing interest rate environment.

The following table sets forth certain information relating to our consolidated average interest earning assets and interest-bearing liabilities and reflects the average yield on assets and average cost of liabilities for the second quarter of 2005 and 2004. Such yields and costs are derived by dividing income or expense by the average daily balance of assets or liabilities, respectively, for the period presented. Tax-exempt securities interest income and yield have been computed on a tax equivalent basis using a marginal tax rate of 35%. Securities interest income was increased by $273,000 and $234,000 in the second quarter of 2005 and 2004, respectively, for this adjustment.

                           MERCANTILE BANK CORPORATION
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

                                                          Quarters ended June 30,
                             ----------------------------------------------------------------------------------
                                           2005                                         2004
                             --------------------------------------      --------------------------------------
                                Average                    Average         Average                      Average
                                Balance       Interest      Rate           Balance       Interest        Rate
                                -------       --------      ----           -------       --------        ----
                                                          (dollars in thousands)
ASSETS
   Loans and leases          $ 1,402,469    $    22,250        6.36%     $ 1,144,758    $    14,722        5.16%
   Securities                    171,620          2,309        5.38          120,632          1,634        5.42
   Federal funds sold              7,853             56        2.82            3,282              8        0.94
   Short term investments            511              4        2.81              627              0        0.30
                             -----------    -----------                  -----------    -----------
     Total interest-earning
       assets                  1,582,453         24,619        6.24        1,269,299         16,364        5.17

   Allowance for loan losses     (18,620)                                    (15,787)
   Other assets                  105,370                                      76,995
                             -----------                                 -----------
     Total assets            $ 1,669,203                                 $ 1,330,507
                             ===========                                 ===========

LIABILITIES AND
  SHAREHOLDERS' EQUITY
   Interest-bearing deposits $ 1,169,350    $     8,892        3.05%     $   918,006    $     4,929        2.15%
   Short-term borrowings          62,802            375        2.40           55,142            186        1.35
   FHLB advances                 131,264          1,006        3.03          113,077            597        2.08
   Long-term borrowings           34,965            465        5.26           17,878            418        9.35
                             -----------    -----------                  -----------    -----------
     Total interest-bearing
       liabilities             1,398,381         10,738        3.08        1,104,103          6,130        2.23

   Noninterest-bearing
     deposits                    112,302                                      86,645
   Other liabilities              11,523                                       6,548
   Shareholders' equity          146,997                                     133,211
                             -----------                                 -----------
     Total liabilities and
       shareholders' equity  $ 1,669,203                                 $ 1,330,507
                             ===========    -----------                  ===========    -----------
   Net interest income                      $    13,881                                 $    10,234
                                            ===========                                 ===========
   Net interest rate spread                                    3.16%                                       2.94%
                                                            =======                                     =======
   Net interest rate spread
     on average assets                                         3.34%                                       3.08%
                                                            =======                                     =======
   Net interest margin on
     earning assets                                            3.52%                                       3.24%
                                                            =======                                     =======

Provisions to the allowance during the second quarter of 2005 were $0.9 million, compared to the $1.2 million that was expensed during the second quarter of 2004. Provisions to the allowance during the first six months of 2005 were $1.6 million, compared to the $2.5 million that was expensed during the same time period in 2004. The decrease during both time periods primarily reflects the lower volume of loan and lease growth and an improvement in the overall quality of the loan and lease portfolio. Loan and lease growth during the second quarter of 2005 was $49.9 million, compared to loan and lease growth of $74.2 million during the second quarter of 2004. Loan and lease growth during the first six months of 2005 was $107.3 million, compared to loan and lease growth of $149.4 million during the same time period in 2004. Net loan and lease charge-offs of $141,000 were recorded during the second quarter of 2005, compared to net loan and lease charge-offs of $255,000 during the second quarter of 2004. During the first six months of 2005, net loan and lease charge-offs totaled $588,000, compared to net loan and lease charge-offs of $541,000 during the same time period in 2004. The allowance as a percentage of total loans and leases outstanding as of June 30, 2005 was 1.32%, compared to 1.38% at June 30, 2004, with the decline primarily reflecting the overall improved quality of the loan and lease portfolio.

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

The Allowance Analysis, used since the inception of our bank and completed monthly, applies reserve allocation factors to outstanding loan and lease balances to calculate an overall allowance dollar amount. For commercial loans and leases, which continue to comprise a vast majority of our loan and lease portfolio, reserve allocation factors are based upon the loan ratings as determined by our loan rating paradigm that is administered by our loan review function. For retail loans, reserve allocation factors are based upon the type of credit. Adjustments for specific loan relationships, including impaired loans, are made on a case-by-case basis. The reserve allocation factors are based on the experience of senior management making similar loans in the same community over almost 20 years. The Allowance Analysis is reviewed regularly by senior management and the Board of Directors and is adjusted periodically based upon identifiable trends and experience.

Noninterest income during the second quarter of 2005 was $1.2 million, an increase of 21.7% over the $1.0 million earned during the second quarter of 2004. Noninterest income during the first six months of 2005 was $2.4 million, an increase of 19.0% over the $2.0 million earned during the same time period in 2004. During both time periods we recorded increased fee income in virtually all major fee income categories with the exception of our mortgage banking operations which had a slight decline. There were no securities gains during the first six months of 2005, compared to securities gains of $78,000 recorded during the first quarter of 2004.

Noninterest expense during the second quarter of 2005 was $7.1 million, an increase of 32.4% over the $5.4 million expensed during the second quarter of 2004. Noninterest expense during the first six months of 2005 was $14.0 million, an increase of 32.6% over the $10.6 million expensed during the same time period in 2004. Employee salary and benefit expenses were $0.9 million higher during the second quarter of 2005 than the level expensed during the second quarter of 2004, and were $1.8 million higher during the first six months of 2005 than the level expensed during the first six months of 2004. The increases during both time periods primarily resulted from the hiring of additional staff and merit annual pay increases. The level of full-time equivalent employees increased from 183 at June 30, 2004 to 237 as of June 30, 2005. Other overhead costs, including occupancy and fixed asset costs, increased $0.9 million in the second quarter of 2005 over the level expensed in the second quarter of 2004, and increased $1.7 million during the first six months of 2005 over the level expensed during the first six months of 2004, primarily reflecting the opening of our Holland facility in October 2004, our new main office during the second quarter of 2005 and additional expenses required to administer our significantly increased asset base and staff.

                           MERCANTILE BANK CORPORATION
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

Monitoring and controlling noninterest costs, while at the same time providing high quality service to customers, is a key component to our business strategy. While the dollar volume of noninterest costs has increased, the rate of growth has been lower than the rate of increase in net interest income and noninterest income. Noninterest expenses increased by $1.7 million during the second quarter of 2005 over the amount expensed during the second quarter of 2004, and increased by $3.4 million during the first six months of 2005 over the amount expensed during the first six months of 2004. However, net revenues (net interest income plus noninterest income) increased at a substantially higher level of $3.8 million and $7.2 million during the same time periods, respectively.

Federal income tax expense was $2.1 million during the second quarter of 2005, an increase of 70.7% over the $1.2 million expensed during the second quarter of 2004. Federal income tax expense was $4.0 million during the first six months of 2005, an increase of 68.8% over the $2.4 million expensed during the first six months of 2004. The increases during both time periods primarily results from the increase in net income before federal income tax.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our primary market risk exposure is interest rate risk and, to a lesser extent, liquidity risk. All of our transactions are denominated in U.S. dollars with no specific foreign exchange exposure. We have only limited agricultural-related loan assets and therefore have no significant exposure to changes in commodity prices. Any impact that changes in foreign exchange rates and commodity prices would have on interest rates is assumed to be insignificant. Interest rate risk is the exposure of our financial condition to adverse movements in interest rates. We derive our income primarily from the excess of interest collected on our interest-earning assets over the interest paid on our interest-bearing liabilities. The rates of interest we earn on our assets and owe on our liabilities generally are established contractually for a period of time. Since market interest rates change over time, we are exposed to lower profitability if we cannot adapt to interest rate changes. Accepting interest rate risk can be an important source of profitability and shareholder value; however, excessive levels of interest rate risk could pose a significant threat to our earnings and capital base. Accordingly, effective risk management that maintains interest rate risk at prudent levels is essential to our safety and soundness.

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

We use two interest rate risk measurement techniques. The first, which is commonly referred to as GAP analysis, measures the difference between the dollar amounts of interest sensitive assets and liabilities that will be refinanced or repriced during a given time period. A significant repricing gap could result in a negative impact to our net interest margin during periods of changing market interest rates. The following table depicts our GAP position as of June 30, 2005 (dollars in thousands):

                           MERCANTILE BANK CORPORATION
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

                                             Within         Three to       One to          After
                                             Three          Twelve          Five           Five
                                             Months         Months          Years          Years          Total
                                             ------         ------          -----          -----          -----
Assets:
   Commercial loans and leases (1)        $   987,076     $    24,153    $   246,250    $    34,067     $ 1,291,546
   Residential real estate loans               71,989           4,427         37,365         14,168         127,949
   Consumer loans                               1,127             501          3,052            288           4,968
   Investment securities (2)                    8,441             804         21,674        143,253         174,172
   Federal funds sold                          21,400                                                        21,400
   Short-term investments                         597                                                           597
   Allowance for loan and leases losses                                                     (18,856)        (18,856)
   Other assets                                                                             107,381         107,381
                                          -----------     -----------    -----------    -----------     -----------
     Total assets                           1,090,630          29,885        308,341        280,301       1,709,157

Liabilities:
   Interest-bearing checking                   36,803                                                        36,803
   Savings                                    103,545                                                       103,545
   Money market accounts                       10,545                                                        10,545
   Time deposits < $100,000                    26,986          36,562         38,298                        101,846
   Time deposits $100,000 and over            202,393         410,372        319,510                        932,275
   Short-term borrowings                       56,034                                                        56,034
   FHLB advances                               35,000          55,000         45,000                        135,000
   Long-term borrowings                        35,059                                                        35,059
   Noninterest-bearing checking                                                             136,830         136,830
   Other liabilities                                                                         12,016          12,016
                                          -----------     -----------    -----------    -----------     -----------
     Total liabilities                        506,365         501,934        402,808        148,846       1,559,953
Shareholders' equity                                                                        149,204         149,204
                                          -----------     -----------    -----------    -----------     -----------
Total sources of funds                        506,365         501,934        402,808        298,050       1,709,157
                                          -----------     -----------    -----------    -----------     -----------

Net asset (liability) GAP                 $   584,265     $  (472,049)   $   (94,467)   $   (17,749)
                                          ===========     ===========    ===========    ===========

Cumulative GAP                            $   584,265     $   112,216    $    17,749
                                          ===========     ===========    ===========

Percent of cumulative GAP to
  total assets                                   34.2%           6.6%            1.0%
                                          ===========     ==========     ===========

(1) Floating rate loans that are currently at interest rate floors are treated as fixed rate loans and are reflected using maturity date and not next repricing date.

(2) Mortgage-backed securities are categorized by expected final maturities based upon prepayment trends as of June 30, 2005

                           MERCANTILE BANK CORPORATION
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

The second interest rate risk measurement we use is commonly referred to as net interest income simulation analysis. We believe that this methodology provides a more accurate measurement of interest rate risk than the GAP analysis, and therefore, serves as our primary interest rate risk measurement technique. The simulation model assesses the direction and magnitude of variations in net interest income resulting from potential changes in market interest rates. Key assumptions in the model include prepayment speeds on various loan and investment assets; cash flows and maturities of interest-sensitive assets and liabilities; and changes in market conditions impacting loan and deposit volume and pricing. These assumptions are inherently uncertain, subject to fluctuation and revision in a dynamic environment; therefore, the model cannot precisely estimate net interest income or exactly predict the impact of higher or lower interest rates on net interest income. Actual results will differ from simulated results due to the timing, magnitude, and frequency of interest rate changes and changes in market conditions and the company's strategies, among other factors.

We conducted multiple simulations as of June 30, 2005, whereby it was assumed that changes in market interest rates occurred ranging from up 200 basis points to down 200 basis points in equal quarterly instalments over the next twelve months. The following table reflects the suggested impact on our net interest income over the next twelve months, which are well within our policy parameters established to manage and monitor interest rate risk.

                                                 Dollar Change In                Percent Change In
   Interest Rate Scenario                      Net Interest Income             Net Interest Income
   ----------------------                      -------------------             -------------------
Interest rates down 200 basis points            $  (5,380,000)                       (9.9)%

Interest rates down 100 basis points               (3,602,000)                       (6.6)

No change in interest rates                        (1,918,000)                       (3.5)

Interest rates up 100 basis points                    413,000                         0.8

Interest rates up 200 basis points                  2,714,000                         5.0

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

ITEM 4. CONTROLS AND PROCEDURES

As of June 30, 2005, an evaluation was performed under the supervision of and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of June 30, 2005. There have been no significant changes in our internal controls over financial reporting during the quarter ended June 30, 2005 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On April 8, 2005, we issued 2,100 shares of our common stock to one of our employees upon his exercise of employee stock options issued under our 1997 Employee Stock Option Plan. We received a weighted average exercise price of $7.838 per share aggregating $16,454 for these shares. The exercise price for these shares was substantially paid by the employee delivering to us common stock of the company that he already owned having an aggregate value of $16,452, with the difference paid in cash. On April 18, 2005, we issued 6,300 shares of our common stock to one of our employees upon his exercise of employee stock options issued under our 1997 Employee Stock Option Plan. We received a weighted average exercise price of $8.228 per share aggregating $51,834 for these shares. The exercise price for these shares was substantially paid by the employee delivering to us common stock of the company that he already owned having an aggregate value of $51,811, with the difference paid in cash. The shares issued under the 1997 Employee Stock Option Plan were issued in reliance on an exemption from registration under the Securities Act of 1933 based on Section 4(2) of that Act, and Regulation D issued under that Act.

Issuer Purchases of Equity Securities

                                                                 (c) Total Number of
                             (a) Total                           Shares Purchased as        (d) Maximum Number of
                              Number of       (b) Average          Part of Publicly         Shares that May Yet Be
                               Shares         Price Paid Per       Announced Plans or         Purchased Under the
 Period                       Purchased           Share                Programs                Plans or Programs
 ------                       ---------           -----                --------                -----------------
April 1 - 30                   1,886            $ 38.80                   0                           0
May   1 - 31                       0                N/A                   0                           0
June  1 - 30                     499              40.22                   0                           0
Total                          2,385              39.10                   0                           0

The shares shown in column (a) above as having been purchased were acquired from three of our employees when they used shares of common stock that they already owned to pay part of the exercise price when exercising stock options issued under our employee stock option plans.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

At our Annual Meeting held on April 28, 2005, our shareholders voted to elect five directors, Betty S. Burton, David M. Cassard, Peter A. Cordes, David M. Hecht and Merle J. Prins, each for a three year term expiring at the Annual Meeting of the shareholders of the company in 2008. The results of the election were as follows:

                                   Votes                  Votes           Votes              Broker
  Nominee                           For                  Against         Withheld           Non-Votes
  -------                           ---                  -------         --------           ---------
Betty S. Burton                  6,591,750                  0            131,646               0
David M. Cassard                 6,598,484                  0            124,913               0
Peter A. Cordes                  6,695,807                  0             27,589               0
David M. Hecht                   6,595,514                  0            127,882               0
Merle J. Prins                   6,680,003                  0             43,393               0

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

   31                 Rule 13a-14(a) Certifications

  32.1                Section 1350 Chief Executive Officer Certification

  32.2                Section 1350 Chief Financial Officer Certification

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 8, 2005.

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