Form 10-Q
period 2005-09-30
MERCANTILE BANK CORP
filed 2005-11-08
CIK 1042729

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2005

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the transition period from __________ to __________.

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

                               Yes  X  No
                                   ---    ---

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

                               Yes  X  No
                                   ---    ---

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

                               Yes     No  X
                                   ---    ---

At November 8, 2005, there were 7,589,278 shares of Common Stock outstanding.

                           MERCANTILE BANK CORPORATION

                                      INDEX

                                                                        Page No.
                                                                        --------
PART I.  Financial Information

         Item 1. Financial Statements

         Consolidated Balance Sheets -
            September 30, 2005 (Unaudited) and December 31, 2004.....       3

         Consolidated Statements of Income and Comprehensive Income -
            Three and Nine Months Ended September 30, 2005
            (Unaudited) and September 30, 2004 (Unaudited)...........       4

         Consolidated Statements of Changes in Shareholders' Equity -
            Nine Months Ended September 30, 2005 (Unaudited) and
            September 30, 2004 (Unaudited)...........................       5

         Consolidated Statements of Cash Flows -
            Three and Nine Months Ended September 30, 2005
            (Unaudited) and September 30, 2004 (Unaudited)...........       6

         Notes to Consolidated Financial Statements (Unaudited)......       8

         Item 2. Management's Discussion and Analysis of Financial
            Condition and Results of Operations......................      17

         Item 3. Quantitative and Qualitative Disclosures About
            Market Risk..............................................      26

         Item 4. Controls and Procedures.............................      28

PART II. Other Information

         Item 1. Legal Proceedings...................................      29

         Item 2. Unregistered Sales of Equity Securities and Use of
            Proceeds.................................................      29

         Item 3. Defaults upon Senior Securities.....................      29

         Item 4. Submission of Matters to a Vote of Security
            Holders..................................................      29

         Item 5. Other Information...................................      29

         Item 6. Exhibits............................................      30

         Signatures..................................................      31

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                           MERCANTILE BANK CORPORATION
                           CONSOLIDATED BALANCE SHEETS


                                                                  September 30,    December 31,
                                                                      2005             2004
                                                                 --------------   --------------
                                                                   (Unaudited)
ASSETS
   Cash and due from banks                                       $   38,894,000   $   20,662,000
   Short-term investments                                               392,000          149,000
   Federal funds sold                                                33,800,000                0
                                                                 --------------   --------------
      Total cash and cash equivalents                                73,086,000       20,811,000
   Securities available for sale                                    109,966,000       93,826,000
   Securities held to maturity (fair value of $61,856,000 at
      September 30, 2005 and $54,621,000 at December 31, 2004)       60,271,000       52,341,000
   Federal Home Loan Bank stock                                       7,887,000        6,798,000
   Total loans and leases                                         1,488,959,000    1,317,124,000
   Allowance for loan and lease losses                              (19,571,000)     (17,819,000)
                                                                 --------------   --------------
         Total loans and leases, net                              1,469,388,000    1,299,305,000

   Premises and equipment, net                                       30,791,000       24,572,000
   Bank owned life insurance policies                                26,075,000       23,750,000
   Accrued interest receivable                                        8,039,000        5,644,000
   Other assets                                                      11,267,000        9,072,000
                                                                 --------------   --------------
      Total assets                                               $1,796,770,000   $1,536,119,000
                                                                 ==============   ==============

LIABILITIES AND SHAREHOLDERS' EQUITY

   Deposits
      Noninterest-bearing                                        $  116,107,000   $  101,742,000
      Interest-bearing                                            1,281,173,000    1,057,439,000
                                                                 --------------   --------------
         Total deposits                                           1,397,280,000    1,159,181,000
   Securities sold under agreements to repurchase                    62,994,000       56,317,000
   Federal funds purchased                                                    0       15,000,000
   Federal Home Loan Bank advances                                  135,000,000      120,000,000
   Subordinated debentures                                           32,990,000       32,990,000
   Other borrowed money                                               2,211,000        1,609,000
   Accrued expenses and other liabilities                            13,975,000        9,405,000
                                                                 --------------   --------------
         Total liabilities                                        1,644,450,000    1,394,502,000

Shareholders' equity
   Preferred stock, no par value; 1,000,000 shares
      authorized, none issued                                                 0                0
   Common stock, no par value: 20,000,000 shares authorized;
      7,587,365 shares outstanding at September 30, 2005 and
      7,192,461 shares outstanding at December 31, 2004             148,472,000      131,010,000
   Retained earnings                                                  4,287,000       10,475,000
   Accumulated other comprehensive income (loss)                       (439,000)         132,000
                                                                 --------------   --------------
      Total shareholders' equity                                    152,320,000      141,617,000
                                                                 --------------   --------------
         Total liabilities and shareholders' equity              $1,796,770,000   $1,536,119,000
                                                                 ==============   ==============

          See accompanying notes to consolidated financial statements.

                           MERCANTILE BANK CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME
                            AND COMPREHENSIVE INCOME

                                       Three Months    Three Months    Nine Months     Nine Months
                                          Ended           Ended           Ended           Ended
                                      September 30,   September 30,   September 30,   September 30,
                                           2005           2004             2005            2004
                                      -------------   -------------   -------------   -------------
                                       (Unaudited)     (Unaudited)     (Unaudited)     (Unaudited)
Interest income
   Loans and leases, including fees    $24,570,000     $16,193,000     $66,592,000     $44,823,000
   Investment securities                 2,113,000       1,598,000       6,036,000       4,424,000
   Federal funds sold                       76,000          26,000         176,000          53,000
   Short-term investments                    5,000           2,000          11,000           3,000
                                       -----------     -----------     -----------     -----------
      Total interest income             26,764,000      17,819,000      72,815,000      49,303,000

Interest expense
   Deposits                             10,554,000       5,706,000      26,886,000      15,385,000
   Short-term borrowings                   475,000         220,000       1,188,000         576,000
   Federal Home Loan Bank advances       1,148,000         652,000       3,011,000       1,778,000
   Long-term borrowings                    515,000         385,000       1,395,000       1,219,000
                                       -----------     -----------     -----------     -----------
      Total interest expense            12,692,000       6,963,000      32,480,000      18,958,000
                                       -----------     -----------     -----------     -----------

NET INTEREST INCOME                     14,072,000      10,856,000      40,335,000      30,345,000

Provision for loan and lease losses        895,000       1,200,000       2,520,000       3,674,000
                                       -----------     -----------     -----------     -----------

NET INTEREST INCOME AFTER PROVISION
   FOR LOAN AND LEASE LOSSES            13,177,000       9,656,000      37,815,000      26,671,000

Noninterest income
   Services charges on accounts            369,000         319,000       1,048,000         930,000
   Net gain on sales of securities               0               0               0          78,000
   Net gain on sales of loans               56,000         135,000          84,000         175,000
   Other income                            905,000         702,000       2,626,000       2,013,000
                                       -----------     -----------     -----------     -----------
      Total noninterest income           1,330,000       1,156,000       3,758,000       3,196,000

Noninterest expense
   Salaries and benefits                 4,983,000       3,589,000      13,547,000      10,382,000
   Occupancy                               805,000         401,000       1,889,000       1,170,000
   Furniture and equipment                 459,000         277,000       1,109,000         817,000
   Other expense                         2,073,000       2,148,000       5,770,000       4,601,000
                                       -----------     -----------     -----------     -----------
      Total noninterest expenses         8,320,000       6,415,000      22,315,000      16,970,000
                                       -----------     -----------     -----------     -----------

INCOME BEFORE FEDERAL INCOME
   TAX EXPENSE                           6,187,000       4,397,000      19,258,000      12,897,000

Federal income tax expense               1,887,000       1,283,000       5,906,000       3,664,000
                                       -----------     -----------     -----------     -----------

NET INCOME                             $ 4,300,000     $ 3,114,000     $13,352,000     $ 9,233,000
                                       ===========     ===========     ===========     ===========

COMPREHENSIVE INCOME                   $ 3,855,000     $ 4,275,000     $12,781,000     $ 9,378,000
                                       ===========     ===========     ===========     ===========

Basic earnings per share               $      0.57     $      0.41     $      1.76     $      1.23
                                       ===========     ===========     ===========     ===========
Diluted earnings per share             $      0.56     $      0.41     $      1.72     $      1.20
                                       ===========     ===========     ===========     ===========
Cash dividends per share               $      0.11     $      0.09     $      0.32     $      0.27
                                       ===========     ===========     ===========     ===========

Average basic shares outstanding         7,585,879       7,534,833       7,577,339       7,527,657
                                       ===========     ===========     ===========     ===========
Average diluted shares outstanding       7,732,872       7,684,262       7,747,293       7,682,335
                                       ===========     ===========     ===========     ===========

          See accompanying notes to consolidated financial statements.

                           MERCANTILE BANK CORPORATION
                           CONSOLIDATED STATEMENTS OF
                         CHANGES IN SHAREHOLDERS' EQUITY
                                   (Unaudited)

                                                                                Accumulated
                                                                                   Other           Total
                                                    Common        Retained     Comprehensive   Shareholders'
                                                     Stock        Earnings         Income          Equity
                                                 ------------   ------------   -------------   -------------
BALANCE, JANUARY 1, 2004                         $118,560,000   $ 11,421,000     $ 220,000     $130,201,000

Payment of 5% stock dividend, 357,189 shares       12,112,000    (12,116,000)                        (4,000)

Employee stock purchase plan, 1,693 shares             56,000                                        56,000

Dividend reinvestment plan, 2,431 shares               80,000                                        80,000

Stock option exercises, 35,735 shares                 375,000                                       375,000

Stock tendered for stock option exercises,
   7,596 shares                                      (248,000)                                     (248,000)

Cash dividends, $0.27 per share                                   (1,903,000)                    (1,903,000)

Comprehensive income:
   Net income for the period from January 1,
      2004 through September 30, 2004                              9,233,000                      9,233,000

   Change in net unrealized gain
      (loss) on securities available for sale,
      net of reclassifications and tax effect                                      145,000          145,000
                                                                                               ------------
         Total comprehensive income                                                               9,378,000
                                                 ------------   ------------     ---------     ------------
BALANCE, SEPTEMBER 30, 2004                      $130,935,000   $  6,635,000     $ 365,000     $137,935,000
                                                 ============   ============     =========     ============

BALANCE, JANUARY 1, 2005                         $131,010,000   $ 10,475,000     $ 132,000     $141,617,000

Payment of 5% stock dividend, 359,550 shares       17,187,000    (17,191,000)                        (4,000)

Employee stock purchase plan, 1,679 shares             69,000                                        69,000

Dividend reinvestment plan, 3,312 shares              136,000                                       136,000

Stock option exercises, 37,568 shares                 368,000                                       368,000

Stock tendered for stock option exercises,
   7,205 shares                                      (298,000)                                     (298,000)

Cash dividends, $0.32 per share                                   (2,349,000)                    (2,349,000)

Comprehensive income:
   Net income for the period from Janury 1,
      2005 through September 30, 2005                             13,352,000                     13,352,000

   Change in net unrealized gain
      on securities available for sale, net
      of reclassifications and tax effect                                         (571,000)        (571,000)
                                                                                               ------------
         Total comprehensive income                                                              12,781,000
                                                 ------------   ------------     ---------     ------------
BALANCE, SEPTEMBER 30, 2005                      $148,472,000   $  4,287,000     $(439,000)    $152,320,000
                                                 ============   ============     =========     ============

          See accompanying notes to consolidated financial statements.

                           MERCANTILE BANK CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                       Three Months    Three Months    Nine Months     Nine Months
                                                          Ended           Ended           Ended           Ended
                                                      September 30,   September 30,   September 30,   September 30,
                                                           2005            2004            2005            2004
                                                       (Unaudited)     (Unaudited)     (Unaudited)     (Unaudited)
                                                      -------------   -------------   -------------   -------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income                                         $  4,300,000    $  3,114,000    $  13,352,000   $   9,233,000
   Adjustments to reconcile net income
      to net cash from operating activities
      Depreciation and amortization                        728,000         405,000        1,802,000       1,253,000
      Provision for loan and lease losses                  895,000       1,200,000        2,520,000       3,674,000
      Net gain on sales of loans                           (56,000)       (135,000)         (84,000)       (175,000)
      Net gain on sales of securities                            0               0                0         (78,000)
      Net change in:
         Accrued interest receivable                    (1,489,000)     (1,381,000)      (2,395,000)     (1,540,000)
         Bank owned life insurance policies               (258,000)       (170,000)        (737,000)       (525,000)
         Other assets                                      429,000         343,000       (2,203,000)       (655,000)
         Accrued expenses and other liabilities          1,959,000       1,047,000        4,570,000         373,000
                                                      ------------    ------------    -------------   -------------
            Net cash used in operating activities        6,508,000       4,423,000       16,825,000      11,560,000

CASH FLOWS FROM INVESTING ACTIVITIES
   Loan and leases originations and payments, net      (64,620,000)    (68,682,000)    (172,519,000)   (218,583,000)
   Purchases of:
      Securities available for sale                     (6,061,000)    (24,759,000)     (29,861,000)    (37,723,000)
      Securities held to maturity                       (1,429,000)     (2,210,000)      (8,904,000)     (6,546,000)
      Federal Home Loan Bank stock                        (462,000)        (82,000)      (1,089,000)     (1,749,000)
   Proceeds from:
      Maturities, calls and repayments of
         available for sale securities                   3,299,000       8,618,000       12,815,000      19,958,000
      Maturities, calls and repayments of
         held to maturity securities                             0               0          936,000         965,000
      Sales of available for sale securities                     0               0                0       1,748,000
   Purchases of premises and equipment, net             (2,263,000)     (3,150,000)      (7,640,000)     (6,924,000)
   Purchases of bank owned life insurance policies      (1,148,000)              0       (1,588,000)              0
                                                      ------------    ------------    -------------   -------------
            Net cash from investing activities         (72,684,000)    (90,265,000)    (207,850,000)   (248,854,000)

CASH FLOWS FROM FINANCING ACTIVITIES
   Net increase in deposits                             75,436,000      98,788,000      238,099,000     241,965,000
   Net increase (decrease) in securities sold under
     agreements to repurchase                            6,960,000        (269,000)       6,677,000      (2,854,000)
   Net decrease in federal funds purchased                       0      (7,000,000)     (15,000,000)     (6,000,000)
   Proceeds from new FHLB advances                      25,000,000      10,000,000       65,000,000      55,000,000
   Maturities of FHLB advances                         (25,000,000)    (10,000,000)     (50,000,000)    (25,000,000)
   Issuance of subordinated debt                                 0      16,495,000                0      16,495,000
   Redemption of subordinated debt                               0     (16,495,000)               0     (16,495,000)
   Net increase in other borrowed money                    142,000          94,000          602,000         394,000
   Employee stock purchase plan                             30,000          18,000           69,000          56,000
   Dividend reinvestment plan                               52,000          15,000          136,000          80,000
   Stock option exercises, net                              17,000               0           70,000         127,000
   Payment of cash dividends                              (834,000)       (645,000)      (2,349,000)     (1,903,000)
   Cash paid in lieu of fractional shares on
      stock dividend                                             0               0           (4,000)         (4,000)
                                                      ------------    ------------    -------------   -------------
      Net cash from financing activities                81,803,000      91,001,000      243,300,000     261,861,000
                                                      ------------    ------------    -------------   -------------

          See accompanying notes to consolidated financial statements.

                           MERCANTILE BANK CORPORATION
                CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

                                                       Three Months    Three Months    Nine Months     Nine Months
                                                          Ended           Ended           Ended           Ended
                                                      September 30,   September 30,   September 30,   September 30,
                                                           2005            2004            2005            2004
                                                       (Unaudited)     (Unaudited)     (Unaudited)     (Unaudited)
                                                      -------------   -------------   -------------   -------------

Net change in cash and cash equivalents                 15,627,000       5,159,000      52,275,000      24,567,000
Cash and cash equivalents at beginning of period        57,459,000      35,972,000      20,811,000      16,564,000
                                                       -----------     -----------     -----------     -----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD             $73,086,000     $41,131,000     $73,086,000     $41,131,000
                                                       ===========     ===========     ===========     ===========
Cash paid during the period for:
   Interest                                            $10,934,000     $ 6,329,000     $27,731,000     $18,512,000
   Federal income tax                                    1,882,000       1,600,000       6,357,000       4,525,000

          See accompanying notes to consolidated financial statements.

                           MERCANTILE BANK CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1.   SIGNIFICANT ACCOUNTING POLICIES

     Basis of Presentation: The unaudited financial statements for the three and nine months ended September 30, 2005 include the consolidated results of operations of Mercantile Bank Corporation and its consolidated subsidiaries. These subsidiaries include Mercantile Bank of Michigan ("our bank"), our bank's four subsidiaries, Mercantile Bank Mortgage Company, LLC ("our mortgage company"), Mercantile BIDCO, Inc. ("our BIDCO"), Mercantile Bank Real Estate Co., LLC ("our real estate company"), and Mercantile Insurance Center, Inc. ("our insurance center"). These consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and Item 303(b) of Regulation S-K and do not include all disclosures required by accounting principles generally accepted in the United States of America for a complete presentation of our financial condition and results of operations. In the opinion of management, the information reflects all adjustments (consisting only of normal recurring adjustments) which are necessary in order to make the financial statements not misleading and for a fair presentation of the results of operations for such periods. The results for the periods ended September 30, 2005 should not be considered as indicative of results for a full year. For further information, refer to the consolidated financial statements and footnotes included in our annual report on Form 10-K for the year ended December 31, 2004.

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

     Earnings Per Share: Basic earnings per share is based on weighted average common shares outstanding during the period. Diluted earnings per share include the dilutive effect of additional potential common shares issuable under stock options. Options for 6,825 shares were antidilutive and were not included in determining diluted earnings per share for the three and nine month periods ended September 30, 2005.

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

     Stock Compensation: Employee compensation expense under stock option plans is reported using the intrinsic value method. No stock-based compensation cost is reflected in net income, as all options granted had an exercise price equal to or greater than the market price of the underlying common stock at date of grant. The following table illustrates the effect on net income and earnings per share if expense was measured using the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation. There were no stock options granted during the three and nine month periods ended September 30, 2005 and 2004.

                                             Three months ended              Nine months ended
                                       -----------------------------   -----------------------------
                                       September 30,   September 30,   September 30,   September 30,
                                            2005            2004            2005            2004
                                       -------------   -------------   -------------   -------------
Net income as reported                   $4,300,000      $3,114,000     $13,352,000      $9,233,000
Deduct: Stock-based compensation
   expense determined under fair
   value based method                        94,000          63,000         281,000         188,000
                                         ----------      ----------     -----------      ----------
Pro forma net income                      4,206,000       3,051,000      13,071,000       9,045,000
                                         ==========      ==========     ===========      ==========

Basic earnings per share as reported     $     0.57      $     0.41     $      1.76      $     1.23
Pro forma basic earnings per share             0.55            0.40            1.73            1.20

Diluted earnings per share
   as reported                           $     0.56      $     0.41     $      1.72      $     1.20
Pro forma diluted earnings per share           0.54            0.40            1.69            1.18

                           MERCANTILE BANK CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1.   SIGNIFICANT ACCOUNTING POLICIES (Continued)

     New Accounting Pronouncements: FAS 123, Revised, requires companies to record compensation cost for stock options provided to employees in return for employment service. The cost is measured at the fair value of the options when granted, and this cost is expensed over the employment service period, which is normally the vesting period of the options. This will apply to awards granted or modified in fiscal years beginning after June 15, 2005. Compensation cost will also be recorded for prior option grants that vest after the date of adoption. The effect on results of operations will depend on the level of future option grants and the calculation of the fair value of the options granted at such future dates, as well as the vesting periods provided, and so cannot currently be predicted. Existing options that are scheduled to vest after the adoption date are expected to result in additional compensation expense of approximately $36,000 in 2006 and $29,000 in 2007.

2.   LOANS AND LEASES

     Our total loans and leases at September 30, 2005 were $1,489.0 million compared to $1,317.1 million at December 31, 2004, an increase of $171.9 million, or 13.0%. The components of our outstanding balances at September 30, 2005 and December 31, 2004, and the percentage changes in loans and leases from the end of 2004 to the end of the third quarter 2005 are as follows:

                                 September 30, 2005        December 31, 2004       Percent
                               ----------------------   ----------------------    Increase/
                                   Balance        %         Balance        %     (Decrease)
                               --------------   -----   --------------   -----   ----------
Real Estate:
   Construction and land
      development              $  220,493,000    14.8%  $  136,705,000    10.3%     61.3%
   Secured by 1-4 family
      properties                  131,415,000     8.8      122,635,000     9.3       7.2
   Secured by multi-family
      properties                   39,148,000     2.6       35,183,000     2.7      11.3
   Secured by nonresidential
      properties                  665,186,000    44.7      649,415,000    49.3       2.4
Commercial                        425,350,000    28.6      365,615,000    27.8      16.3
Leases                              2,067,000     0.1        2,573,000     0.2     (19.7)
Consumer                            5,300,000     0.4        4,998,000     0.4       6.0
                               --------------   -----   --------------   -----     -----
   Total loans and leases      $1,488,959,000   100.0%  $1,317,124,000   100.0%     13.0%
                               ==============   =====   ==============   =====     =====

                           MERCANTILE BANK CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

3.   ALLOWANCE FOR LOAN AND LEASE LOSSES

     The following is a summary of the change in our allowance for loan and lease losses account for the three and nine months ended September 30:

                                     Three months ended              Nine months ended
                               -----------------------------   -----------------------------
                               September 30,   September 30,   September 30,   September 30,
                                    2005            2004            2005            2004
                               -------------   -------------   -------------   -------------
Balance at beginning of
   period                       $18,856,000     $16,312,000     $17,819,000     $14,379,000
      Charge-offs                  (338,000)       (581,000)     (1,042,000)     (1,143,000)
      Recoveries                    158,000         114,000         274,000         135,000
      Provision for loan and
         lease losses               895,000       1,200,000       2,520,000       3,674,000
                                -----------     -----------     -----------     -----------
Balance at September 30         $19,571,000     $17,045,000     $19,571,000     $17,045,000
                                ===========     ===========     ===========     ===========

4.   PREMISES AND EQUIPMENT - NET

     Premises and equipment are comprised of the following:

                                       September 30,   December 31,
                                            2005           2004
                                       -------------   ------------
Land and improvements                   $ 6,489,000     $ 6,482,000
Buildings and leasehold improvements     20,193,000      16,547,000
Furniture and equipment                  10,314,000       6,327,000
                                        -----------     -----------
                                         36,996,000      29,356,000
Less accumulated depreciation             6,205,000       4,784,000
                                        -----------     -----------
Premises and equipment, net             $30,791,000     $24,572,000
                                        ===========     ===========

     Depreciation expense amounted to $590,000 during the third quarter of 2005, compared to $299,000 in the third quarter of 2004. Depreciation expense amounted to $1,422,000 during the first nine months of 2005, compared to $909,000 during the first nine months of 2004.

                           MERCANTILE BANK CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

5.   DEPOSITS

     Our total deposits at September 30, 2005 were $1,397.3 million compared to $1,159.2 million at December 31, 2004, an increase of $238.1 million, or 20.5%. The components of our outstanding balances at September 30, 2005 and December 31, 2004, and percentage change in deposits from the end of 2004 to the end of the third quarter 2005 are as follows:

                               September 30, 2005        December 31, 2004       Percent
                             ----------------------   ----------------------    Increase/
                                 Balance        %         Balance        %     (Decrease)
                             --------------   -----   --------------   -----   ----------
Noninterest-bearing demand   $  116,107,000     8.3%  $  101,742,000     8.8%     14.1%
Interest-bearing checking        35,068,000     2.5       37,649,000     3.2      (6.9)
Money market                      9,508,000     0.7       10,528,000     0.9      (9.7)
Savings                          98,465,000     7.0      129,374,000    11.2     (23.9)
Time, under $100,000             17,944,000     1.3        8,963,000     0.8     100.2
Time, $100,000 and over         159,026,000    11.4       99,760,000     8.6      59.4
                             --------------    ----   --------------   -----     -----
                                436,118,000    31.2      388,016,000    33.5      12.4
Out-of-area time,
   under $100,000                84,048,000     6.0       90,829,000     7.8      (7.5)
Out-of-area time,
   $100,000 and over            877,114,000    62.8      680,336,000    58.7      28.9
                             --------------   -----   --------------   -----     -----
                                961,162,000    68.8      771,165,000    66.5      24.6
                             --------------   -----   --------------   -----     -----
   Total deposits            $1,397,280,000   100.0%  $1,159,181,000   100.0%     20.5%
                             ==============   =====   ==============   =====     =====

6.   SHORT-TERM BORROWINGS

     Information relating to our securities sold under agreements to repurchase follows:

                                              September 30,   December 31,
                                                  2005            2004
                                              -------------   ------------
Outstanding balance at end of period           $62,994,000    $56,317,000
Average interest rate at end of period                2.91%          1.90%
Average balance during the period              $57,331,000    $49,935,000
Average interest rate during the period               2.39%          1.57%
Maximum month end balance during the period    $62,994,000    $61,678,000

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

                           MERCANTILE BANK CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

7.   FEDERAL HOME LOAN BANK ADVANCES

     Our outstanding balances at September 30, 2005 and December 31, 2004 were as follows.

                                                       September 30,   December 31,
                                                           2005            2004
                                                       -------------   ------------
Maturities October 2005 through May 2008, fixed
   rates from 2.13% to 4.42%, averaging 3.43%           $125,000,000              0
Maturities in May 2006, floating rates tied to Libor
   indices, averaging 3.86%                               10,000,000              0
Maturities January 2005 through December 2006,
   fixed rates from 1.66% to 3.47%, averaging 2.51%                0   $110,000,000
Maturities in May 2006, floating rates tied to Libor
   indices, averaging 2.32%                                        0     10,000,000
                                                        ------------   ------------
   Total Federal Home Loan Bank advances                $135,000,000   $120,000,000
                                                        ============   ============

     Each advance is payable at its maturity date, and is subject to a prepayment fee if paid prior to the maturity date. The advances are collateralized by residential mortgage loans, first mortgage liens on multi-family residential property loans, first mortgage liens on commercial real estate property loans, and substantially all other assets of our bank, under a blanket lien arrangement. Our borrowing line of credit as of September 30, 2005 totaled $201.3 million, with availability of $54.6 million.

     Maturities of FHLB advances currently outstanding during the next five years are:

2005   $15,000,000
2006    90,000,000
2007    25,000,000
2008     5,000,000
2009             0

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

                           MERCANTILE BANK CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

8.   COMMITMENTS AND OFF-BALANCE-SHEET RISK (Continued)

     These instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized, if any, in the balance sheet. Our bank's maximum exposure to loan loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual notional amount of those instruments. Our bank uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments. Collateral, such as accounts receivable, securities, inventory, property and equipment, is generally obtained based on management's credit assessment of the borrower. If required, estimated loss exposure resulting from these instruments is expensed and recorded as a liability. The balance of the liability account related to loan commitments was $0.5 million and $0.2 million as of September 30, 2005 and December 31, 2004, respectively.

     A summary of the contractual amounts of our financial instruments with off-balance-sheet risk at September 30, 2005 and December 31, 2004 follows:

                                               September 30,   December 31,
                                                    2005           2004
                                               -------------   ------------
Commercial unused lines of credit               $271,520,000   $226,935,000
Unused lines of credit secured by 1-4 family
   residential properties                         26,556,000     24,988,000
Credit card unused lines of credit                 7,538,000      8,307,000
Other consumer unused lines of credit             11,931,000      5,155,000
Commitments to make loans                         65,259,000     55,440,000
Standby letters of credit                         59,391,000     56,464,000
                                                ------------   ------------
   Total loan and leases commitments            $442,195,000   $377,289,000
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

                           MERCANTILE BANK CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

9.   REGULATORY MATTERS (Continued)

     Our actual capital levels and minimum required levels were (dollars in thousands):

                                                                     Minimum Required
                                                                        to be Well
                                                 Minimum Required    Capitalized Under
                                                   for Capital       Prompt Corrective
                                  Actual        Adequacy Purposes   Action Regulations
                             ----------------   -----------------   ------------------
                              Amount    Ratio     Amount    Ratio     Amount    Ratio
                             --------   -----    --------   -----    --------   ------
September 30, 2005
   Total capital (to risk
      weighted assets)
         Consolidated        $204,330   12.2%    $133,522    8.0%    $166,902    10.0%
         Bank                 200,975   12.1      133,345    8.0      166,681    10.0
   Tier 1 capital (to risk
      weighted assets)
         Consolidated         184,759   11.1       66,761    4.0      100,141     6.0
         Bank                 181,404   10.9       66,673    4.0      100,009     6.0
   Tier 1 capital (to
      average assets)
         Consolidated         184,759   10.6       69,609    4.0       87,010     5.0
         Bank                 181,404   10.4       69,513    4.0       86,891     5.0

December 31, 2004
   Total capital (to risk
      weighted assets)
         Consolidated        $191,304   13.0%    $117,426    8.0%    $146,782    10.0%
         Bank                 188,075   12.8      117,288    8.0      146,610    10.0
   Tier 1 capital (to risk
      weighted assets)
         Consolidated         173,485   11.8       58,713    4.0       88,070     6.0
         Bank                 170,256   11.6       58,644    4.0       87,966     6.0
   Tier 1 capital (to
      average assets)
         Consolidated         173,485   11.5       60,182    4.0       75,227     5.0
         Bank                 170,256   11.3       60,088    4.0       75,110     5.0

     Our consolidated capital levels as of September 30, 2005 and December 31, 2004 include the $32.0 million in trust preferred securities issued by the trust subject to certain limitations. Federal Reserve guidelines limit the amount of trust preferred securities which can be included in our Tier 1 capital to 25% of total Tier 1 capital. As of September 30, 2005 and December 31, 2004, all $32.0 million of the trust preferred securities were included as Tier 1 capital.

                           MERCANTILE BANK CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

9.   REGULATORY MATTERS (Continued)

     Our and our bank's ability to pay cash and stock dividends is subject to limitations under various laws and regulations and to prudent and sound banking practices. We declared a 5% stock dividend on July 6, 2005, that was distributed on August 1, 2005 to record holders as of July 18, 2005. All earnings per share and dividend per share information have been adjusted for the 5% stock dividend. We have also paid three cash dividends on our common stock during 2005. On January 11, 2005, we declared a $0.10 per share cash dividend on our common stock, which was paid on March 10, 2005 to record holders as of February 10, 2005. On April 6, 2005, we declared a $0.11 per share cash dividend on our common stock, which was paid on June 10, 2005 to record holders as of May 10, 2005. On July 6, 2005, we declared a $0.11 per share cash dividend on our common stock, which was paid on September 9, 2005 to record holders as of August 10, 2005. On October 6, 2005, we declared a $0.11 per share cash dividend on our common stock, which is payable on December 9, 2005 to record holders as of November 10, 2005.

10.  BENEFIT PLANS

     We sponsor an employee stock purchase plan which allows employees to defer after-tax payroll dollars and purchase our common stock on a quarterly basis. We have registered 28,940 shares of common stock to be issued and purchased under the plan; however, the plan allows for shares to be purchased directly from us or on the open market. During the nine months ended September 30, 2005, we issued 1,679 shares under the plan.

                           MERCANTILE BANK CORPORATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

FORWARD LOOKING STATEMENTS

This report contains forward-looking statements that are based on management's beliefs, assumptions, current expectations, estimates and projections about the financial services industry, the economy, and about our company. Words such as "anticipates", "believes", "estimates", "expects", "forecasts", "intends", "is likely", "plans", "projects", and variations of such words and similar expressions, are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions ("Future Factors") that are difficult to predict with regard to timing, extent, likelihood and degree of occurrence. Therefore, actual results and outcomes may materially differ from what may be expressed or forecasted in such forward-looking statements. We undertake no obligation to update, amend, or clarify forward looking-statements, whether as a result of new information, future events (whether anticipated or unanticipated), or otherwise.

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

INTRODUCTION

The following discussion compares the financial condition of Mercantile Bank Corporation and its consolidated subsidiaries, Mercantile Bank of Michigan ("our bank"), our bank's four subsidiaries Mercantile Bank Mortgage Company, LLC ("our mortgage company"), Mercantile BIDCO, Inc. ("our BIDCO"), Mercantile Bank Real Estate Co., LLC ("our real estate company") and Mercantile Insurance Center, Inc. ("our insurance center"), at September 30, 2005 to December 31, 2004 and the results of operations for the three and nine months ended September 30, 2005 and September 30, 2004. This discussion should be read in conjunction with the interim consolidated financial statements and footnotes included in this report. Unless the text clearly suggests otherwise, references in this report to "us," "we," "our," or "the company" include Mercantile Bank Corporation and its consolidated subsidiaries referred to above.

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

RECENT EVENTS

On April 18, 2005, we issued a press release announcing that our bank had formalized its intention to expand into the Lansing, Michigan marketplace. Since that time, we have assembled an initial team comprised of a City President, commercial and retail lenders, branch and business development personnel and support staff. On July 11, 2005, we officially opened the Lansing banking office. The Lansing team is currently working out of a leased facility; however, we expect to acquire land and construct our own facility within the next 18 to 24 months.

On June 14, 2005, we issued a press release announcing that our bank had formalized its intention to expand into the Ann Arbor, Michigan marketplace. Since that time, we have assembled an initial team comprised of a City President, commercial and retail lenders, branch and business development personnel and support staff. On September 12, 2005, we officially opened the Ann Arbor banking office. The Ann Arbor team is currently working out of a leased facility; however, we expect to acquire land and construct our own facility within the next 18 to 24 months.

FINANCIAL CONDITION

During the first nine months of 2005, our assets increased from $1,536.1 million on December 31, 2004, to $1,796.8 million on September 30, 2005. This represents a total increase in assets of $260.7 million, or 17.0%. The asset growth was comprised primarily of a $170.1 million increase in net loans, a $52.3 million increase in cash and cash equivalents and a $25.2 million increase in securities. The growth in total assets was primarily funded by a $238.1 million increase in deposits and a $15.0 million increase in Federal Home Loan Bank advances.

                           MERCANTILE BANK CORPORATION

Commercial loans and leases increased by $162.8 million during the first nine months of 2005, and at September 30, 2005, totaled $1,352.2 million, or 90.8% of the total loan and lease portfolio. The continued significant concentration of the loan and lease portfolio in commercial loans and leases and the rapid growth of this portion of our lending business is consistent with our stated strategy of focusing a substantial amount of efforts on "wholesale" banking. Corporate and business lending continues to be an area of expertise of our senior management team, and our commercial lenders have extensive commercial lending experience, with most having at least 10 years experience. Of each of the loan categories that we originate, commercial loans and leases are most efficiently originated and managed; thus limiting overhead costs by necessitating the attention of fewer full-time employees. Our commercial lending business generates the greatest amount of local deposits, and is our primary source of demand deposits.

Residential mortgage loans and consumer loans increased by $8.8 million and $0.3 million, respectively, during the first nine months of 2005. As of September 30, 2005, residential mortgage and consumer loans totaled a combined $136.7 million, or 9.2% of the total loan and lease portfolio. Although we plan to increase our non-commercial loan portfolios in future periods, given our wholesale banking strategy, we expect the commercial sector of our lending efforts and resultant assets to remain the dominant loan portfolio category.

Management believes the quality of our loan and lease portfolio remains strong. Net loan and lease charge-offs during the first nine months of 2005 totaled $0.8 million, or 0.07% of average total loans and leases on an annualized basis. During the first nine months of 2004, net loan and lease charge-offs totaled $1.0 million, or 0.12% of average total loans and leases on an annualized basis. Nonperforming assets at September 30, 2005 totaled $2.1 million, or 0.12% of period-ending total assets. Nonperforming assets at December 31, 2004 totaled $2.8 million, or 0.19% of period-ending total assets, while nonperforming assets at September 30, 2004 totaled $3.0 million, or 0.20% of period-ending total assets. We believe we have instilled a strong credit culture within our lending departments as it pertains to the underwriting and administration processes, which in part is reflected in our low loan and lease net charge-off and delinquency ratios. Over 98% of the loan portfolio consists of loans extended directly to companies and individuals doing business and residing within our market area. The remaining portion is comprised of commercial loans participated with certain commercial banks outside the immediate area, which we underwrite using the same loan underwriting criteria as though our bank was the originating bank.

Securities increased $25.2 million during the first nine months of 2005. Purchases during the first nine months of 2005 totaled $39.9 million, while proceeds from the maturities, calls and repayments of securities totaled $13.8 million. Our securities portfolio primarily consists of U.S. Government Agency bonds, mortgage-backed securities issued or guaranteed by U.S. Government Agencies, investment-grade tax-exempt municipal securities and Federal Home Loan Bank of Indianapolis ("FHLBI") stock.

Cash and cash equivalents increased $52.3 million during the first nine months of 2005, totaling $73.1 million on September 30, 2005. Cash and due from bank balances were up $18.2 million and federal funds sold increased $33.8 million. Our commercial lending and wholesale funding focus results in relatively large day-to-day fluctuations of our cash and cash equivalent balances. The average cash and cash equivalents during the first nine months of 2005 equaled $44.8 million, well below the relatively high balance of $73.1 million on September 30, 2005, but well above the relatively low balance of $20.8 million on December 31, 2004.

                           MERCANTILE BANK CORPORATION

Premises and equipment at September 30, 2005 equaled $30.8 million, an increase of $6.2 million since December 31, 2004, and an increase of $18.3 million since March 31, 2003. The vast majority of the increase relates to our bank's construction of two new banking facilities. On April 30, 2003, our bank purchased an existing building situated on 2.75 acres of land located about two miles north of downtown Grand Rapids, Michigan for $1.3 million. The building was demolished, and during the second quarter of 2005 we completed construction of a new four-story facility on this property. This facility serves as the new location for our functions formerly housed in our downtown leased facility, including our commercial lending function and a branch operation, and the administration and loan operations functions that were formerly housed at other of our locations. On September 29, 2003, our bank purchased ten acres of land located in Holland, Michigan for $0.9 million. We constructed a new two-story facility on this property to serve as the new location for our former full-service branch and lending office which had been operating out of a leased facility. This facility opened on October 25, 2004.

Deposits increased $238.1 million during the first nine months of 2005, totaling $1,397.3 million at September 30, 2005. Local deposits increased $48.1 million, while out-of-area deposits increased $190.0 million. As a percent of total deposits, local deposits decreased from 33.5% on December 31, 2004, to 31.2% on September 30, 2005. Noninterest-bearing demand deposits, comprising 8.3% of total deposits, increased $14.4 million during the first nine months of 2005. Savings deposits (7.0% of total deposits) decreased $30.9 million, interest-bearing checking deposits (2.5% of total deposits) decreased $2.6 million and money market deposit accounts (0.7% of total deposits) decreased $1.0 million during the first nine months of 2005. Local certificates of deposit, comprising 12.7% of total deposits, increased by $68.2 million during the first nine months of 2005. Part of the increase in local certificates of deposit and the decrease in savings deposits is due to customers opening certificates of deposit with funds from their savings accounts, as rates offered on certificates of deposit have risen at a faster pace than the rates offered on savings accounts.

Out-of-area deposits increased $190.0 million during the first nine months of 2005, totaling $961.2 million as of September 30, 2005. Out-of-area deposits consist primarily of certificates of deposit obtained from depositors located outside our market area and placed by deposit brokers for a fee, but also include certificates of deposit obtained from the deposit owners directly. Out-of-area deposits are utilized to support our asset growth, and are generally a lower cost source of funds when compared to the deposit interest rates that would have to be offered in the local market to generate a sufficient level of funds. During the first nine months of 2005, rates paid on new out-of-area certificates of deposit were generally only slightly higher than the rates paid on new certificates of deposit issued to local customers. Overhead costs associated with the out-of-area deposits are considerably less than the overhead costs that would be incurred to administer a similar level of local deposits. Although local deposits have and are expected to increase as new business, governmental and consumer deposit relationships are established, our relatively high reliance on out-of-area deposits is expected to continue.

Securities sold under agreements to repurchase ("repurchase agreements") increased $6.7 million during the first nine months of 2005, totaling $63.0 million as of September 30, 2005. As part of our sweep account program, collected funds from certain business noninterest-bearing checking accounts are invested into over-night interest-bearing repurchase agreements. Although not considered a deposit account and therefore not afforded federal deposit insurance, the repurchase agreements have characteristics very similar to that of our business checking deposit accounts.

                           MERCANTILE BANK CORPORATION

Federal funds purchased declined by $15.0 million during the first nine months of 2005, with a zero balance as of September 30, 2005. FHLBI advances increased by $15.0 million during the first nine months of 2005, totaling $135.0 million as of September 30, 2005. The advances are collateralized by residential mortgage loans, first mortgage liens on multi-family residential property loans and first mortgage liens on commercial real estate property loans, and substantially all other assets of our bank, under a blanket lien arrangement. Our borrowing line of credit as of September 30, 2005 totaled $201.3 million, with availability of $54.6 million. FHLBI advances, along with out-of-area deposits, are the primary components of our wholesale funding program.

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

Our liquidity strategy is to fund loan growth with deposits, repurchase agreements and FHLBI advances, and to maintain an adequate level of short- and medium-term investments to meet typical daily loan and deposit activity. Although deposit and repurchase agreement growth from customers located in our market area have generally consistently increased, this growth has not been sufficient to meet our substantial loan growth and provide monies for additional investing activities. To assist in providing the additional needed funds, we have regularly obtained monies from wholesale funding sources. Wholesale funds, comprised of certificates of deposit from customers outside of our market area and advances from the FHLBI, totaled $1,096.2 million, or 68.7% of combined deposits and borrowed funds as of September 30, 2005. As of December 31, 2004, wholesale funds totaled $891.2 million, or 66.7% of combined deposits and borrowed funds. Reliance on wholesale funds is expected to continue due to our anticipated future asset growth.

As a member of the FHLBI, our bank has access to the FHLBI's borrowing programs. At September 30, 2005, advances from the FHLBI totaled $135.0 million, up from the $120.0 million outstanding at December 31, 2004. Based on available collateral at September 30, 2005, our bank could borrow an additional $54.6 million.

Our bank has the ability to borrow money on a daily basis through correspondent banks via established unsecured federal funds purchased lines, totaling $62.0 million as of September 30, 2005. The average balance of federal funds purchased during the first nine months of 2005 equaled $7.0 million, compared to a $7.7 million average federal funds sold position during the same time period.

In addition to typical loan funding and deposit flow, we must maintain liquidity to meet the demands of certain unfunded loan commitments and standby letters of credit. As of September 30, 2005, our bank had a total of $382.8 million in unfunded loan commitments and $59.4 million in unfunded standby letters of credit. Of the total unfunded loan commitments, $317.5 million were commitments available as lines of credit to be drawn at any time as customers' cash needs vary, and $65.3 million were for loan commitments expected to close and become funded within the next three to six months. We monitor fluctuations in loan balances and commitment levels, and include such data in managing our overall liquidity.

                           MERCANTILE BANK CORPORATION

CAPITAL RESOURCES

Shareholders' equity is a noninterest-bearing source of funds that provides support for asset growth. Shareholders' equity increased by $10.7 million during the first nine months of 2005, from $141.6 million on December 31, 2004, to $152.3 million at September 30, 2005. The increase is primarily attributable to net income of $13.4 million recorded during the first nine months of 2005. Shareholders' equity was negatively impacted during the first nine months of 2005 by the payment of cash dividends totaling $2.3 million and a $0.6 million mark-to-market adjustment for available for sale securities as defined in SFAS No. 115. Shareholders' equity also increased $0.3 million from the issuance of new shares of common stock resulting from our dividend reinvestment plan, employee stock purchase plan and stock option exercises.

We are subject to regulatory capital requirements primarily administered by federal bank regulatory agencies. Failure to meet the various capital requirements can initiate regulatory action that could have a direct material effect on the financial statements. The capital ratios of the company and our bank as of September 30, 2005 and December 31, 2004 are disclosed under Note 9 of the Notes to Consolidated Financial Statements.

Our and our bank's ability to pay cash and stock dividends is subject to limitations under various laws and regulations and to prudent and sound banking practices. We declared a 5% stock dividend on July 6, 2005, that was distributed on August 1, 2005 to record holders as of July 18, 2005. We paid a $0.10 per share cash dividend on March 10, 2005, and a $0.11 per share cash dividend on June 10, 2005 and September 9, 2005. On October 6, 2005, we declared a $0.11 per share cash dividend payable on December 9, 2005 to record holders as of November 10, 2005.

RESULTS OF OPERATIONS

Net income for the third quarter of 2005 was $4.3 million ($0.57 per basic share and $0.56 per diluted share), which represents a 38.1% increase over net income of $3.1 million ($0.41 per basic and diluted share) recorded during the third quarter of 2004. Net income for the first nine months of 2005 was $13.4 million ($1.76 per basic share and $1.72 per diluted share), which represents a 44.6% increase over net income of $9.2 million ($1.23 per basic share and $1.20 per diluted share) recorded during the first nine months of 2004. The improvement in net income during both time periods is primarily due to an increase in net interest income and lower provision expense. In addition, net income for the third quarter of 2004 and the first nine months of 2004 includes an $845,000 ($548,000 after-tax) write-off associated with the unamortized balance of issuance costs related to the redemption of the $16.0 million of 9.60% Cumulative Preferred Securities issued in 1999 by our business trust subsidiary, MBWM Capital Trust I. Excluding this one-time expense, net income for the third quarter of 2004 was $3.7 million ($0.49 per basic share and $0.48 per diluted share), while net income for the first nine months of 2004 was $9.8 million ($1.30 per basic share and $1.27 per diluted share).

                           MERCANTILE BANK CORPORATION

Interest income during the third quarter of 2005 was $26.8 million, an increase of 50.2% over the $17.8 million earned during the third quarter of 2004. Interest income during the first nine months of 2005 was $72.8 million, an increase of 47.7% over the $49.3 million earned during the first nine months of 2004. The growth in interest income during both time periods is primarily attributable to growth in earning assets and an increased yield on assets. During the third quarter of 2005, earning assets averaged $1,647.3 million, $285.3 million higher than average earning assets of $1,362.0 million during the third quarter of 2004. Average loans were up $241.5 million and securities increased $43.1 million. During the first nine months of 2005, earning assets averaged $1,581.0 million, $304.6 million higher than average earning assets of $1,276.4 million during the same time period in 2004. Average loans were up $259.1 million and securities increased $44.2 million. Also positively impacting the growth in interest income was the increased yield on earning assets. During the third quarter of 2005 and 2004, earning assets had a weighted average yield (tax equivalent-adjusted basis) of 6.51% and 5.26%, respectively. During the first nine months of 2005 and 2004 earning assets had a weighted average yield of 6.23% and 5.23%, respectively. With approximately 75% of our total loans and leases tied to the prime rate, our asset yield has benefited from the 275 basis point increase in the prime rate since June 30, 2004.

Interest expense during the third quarter of 2005 was $12.7 million, an increase of 82.3% over the $7.0 million expensed during the third quarter of 2004. Interest expense during the first nine months of 2005 was $32.5 million, an increase of 71.3% over the $19.0 million expensed during the first nine months of 2004. The increase in interest expense is primarily attributable to the increase in interest-bearing liabilities necessitated by the growth in assets and a higher interest rate environment. During the third quarter of 2005, interest-bearing liabilities averaged $1,461.7 million, $274.9 million higher than average interest-bearing liabilities of $1,186.8 million during the third quarter of 2004. Interest-bearing deposits were up $229.7 million and FHLBI advances increased $18.0 million. During the first nine months of 2005, interest-bearing liabilities averaged $1,399.1 million, $287.4 million higher than average interest-bearing liabilities of $1,111.7 million during the same time period in 2004. Interest-bearing deposits were up $238.8 million and FHLBI advances increased $20.4 million. During the third quarter of 2005 and 2004, interest-bearing liabilities had a weighted average rate of 3.44% and 2.33%, respectively. During the first nine months of 2005 and 2004, interest-bearing liabilities had a weighted average rate of 3.10% and 2.28%, respectively. The higher weighted average cost of interest-bearing liabilities is primarily due to the increase in market interest rates.

Net interest income during the third quarter of 2005 was $14.1 million, an increase of 29.6% over the $10.9 million earned during the third quarter of 2004. Net interest income during the first nine months of 2005 was $40.3 million, an increase of 32.9% over the $30.3 million earned during the same time period in 2004. The increase in net interest income is primarily due to the growth in earning assets and an improved net interest margin. The net interest margin during the third quarter of 2005 was 3.46%, compared to the 3.23% during the third quarter of 2004. During the first nine months of 2005 the net interest margin was 3.48%, compared to 3.24% during the same time period in 2004. The improved net interest margin reflects the overall positive impact of the increasing interest rate environment. Our earning assets, led by the relatively high level of floating rate loans tied to the prime rate, have generally repriced faster than our interest-bearing liabilities, led by our relatively high level of fixed rate certificates of deposit.

The following table sets forth certain information relating to our consolidated average interest-earning assets and interest-bearing liabilities and reflects the average yield on assets and average cost of liabilities for the third quarter of 2005 and 2004. Such yields and costs are derived by dividing income or expense by the average daily balance of assets or liabilities, respectively, for the period presented. Tax-exempt securities interest income and yield have been computed on a tax equivalent basis using a marginal tax rate of 35%. Securities interest income was increased by $282,000 and $243,000 in the third quarter of 2005 and 2004, respectively, for this adjustment.

                           MERCANTILE BANK CORPORATION

                                                   Quarters ended September 30,
                                -----------------------------------------------------------------
                                              2005                              2004
                                -------------------------------   -------------------------------
                                  Average               Average     Average               Average
                                  Balance    Interest     Rate      Balance    Interest     Rate
                                ----------   --------   -------   ----------   --------   -------
                                                      (dollars in thousands)
ASSETS
   Loans and leases             $1,460,792    $24,570    6.67%    $1,219,325    $16,193    5.27%
   Securities                      177,539      2,395    5.40        134,418      1,841    5.48
   Federal funds sold                8,274         76    3.58          7,634         26    1.34
   Short term investments              689          5    2.68            609          2    0.90
                                ----------    -------             ----------    -------
      Total interest-earning
         assets                  1,647,294     27,046    6.51      1,361,986     18,062    5.26

   Allowance for loan losses       (19,343)                          (16,684)
   Other assets                    112,252                            83,757
                                ----------                        ----------
      Total assets              $1,740,203                        $1,429,059
                                ==========                        ==========

LIABILITIES AND
   SHAREHOLDERS' EQUITY
   Interest-bearing deposits    $1,224,483    $10,554    3.42%    $  994,777    $ 5,706    2.28%
   Short-term borrowings            64,970        475    2.90         54,777        220    1.59
   FHLB advances                   137,120      1,148    3.28        119,130        652    2.14
   Long-term borrowings             35,110        515    5.82         18,124        385    8.50
                                ----------    -------             ----------    -------
      Total interest-bearing
         liabilities             1,461,683     12,692    3.44      1,186,808      6,963    2.33

   Noninterest-bearing
      deposits                     115,003                            99,389
   Other liabilities                12,977                             6,572
   Shareholders' equity            150,540                           136,290
                                ----------                        ----------
      Total liabilities and
         shareholders' equity   $1,740,203                        $1,429,059
                                ==========    -------             ==========    -------
   Net interest income                        $14,354                           $11,099
                                              =======                           =======
   Net interest rate spread                              3.07%                             2.93%
                                                         ====                              ====
   Net interest rate spread
      on average assets                                  3.27%                             3.08%
                                                         ====                              ====
   Net interest margin on
      earning assets                                     3.46%                             3.23%
                                                         ====                              ====

Provisions to the allowance during the third quarter of 2005 were $0.9 million, compared to the $1.2 million that was expensed during the third quarter of 2004. Provisions to the allowance during the first nine months of 2005 were $2.5 million, compared to the $3.7 million that was expensed during the same time period in 2004. The decrease during both time periods primarily reflects the lower volume of net loan and lease charge-offs and an improvement in the overall quality of the loan and lease portfolio. In addition, in comparing the first nine months of 2005 with the same time period in 2004, loan and lease growth was lower in 2005 than 2004. Net loan and lease charge-offs of $180,000 were recorded during the third quarter of 2005, compared to net loan and lease charge-offs of $467,000 during the third quarter of 2004. During the first nine months of 2005, net loan and lease charge-offs totaled $768,000, compared to net loan and lease charge-offs of $1,008,000 during the same time period in 2004. Loan and lease growth during the third quarter of 2005 was $64.5 million, compared to loan and lease growth of $68.4 million during the third quarter of 2004. Loan and lease growth during the first nine months of 2005 was $171.8 million, compared to loan and lease growth of $217.8 million during the same time period in 2004. The allowance as a percentage of total loans outstanding as of September 30, 2005 was 1.31%, compared to 1.36% at September 30, 2004, with the decline primarily reflecting the overall improved quality of the loan and lease portfolio.

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

Noninterest income during the third quarter of 2005 was $1.3 million, an increase of 15.1% over the $1.2 million earned during the third quarter of 2004. Noninterest income during the first nine months of 2005 was $3.8 million, an increase of 17.6% over the $3.2 million earned during the same time period in 2004. During both time periods we recorded increased fee income in virtually all major fee income categories.

Noninterest expense during the third quarter of 2005 was $8.3 million, an increase of 29.7% over the $6.4 million expensed during the third quarter of 2004. Excluding the $845,000 one-time expense associated with the redemption of the 9.60% Cumulative Preferred Securities recorded during the third quarter of 2004, the increase in noninterest expense during the third quarter of 2005 over the third quarter of 2004 equals 49.4%. Noninterest expense during the first nine months of 2005 was $22.3 million, an increase of 31.5% over the $17.0 million expensed during the same time period in 2004. Excluding the $845,000 one-time expense associated with the redemption of the 9.60% Cumulative Preferred Securities recorded during the third quarter of 2004, the increase in noninterest expense during the first nine months of 2005 over the first nine months of 2004 equals 38.4%. Employee salary and benefit expenses were $1.4 million higher during the third quarter of 2005 than the level expensed during the third quarter of 2004, and were $3.2 million higher during the first nine months of 2005 than the level expensed during the first nine months of 2004. The increases during both time periods primarily resulted from the hiring of additional staff and merit annual pay increases. The level of full-time equivalent employees increased from 190 at September 30, 2004 to 263 as of September 30, 2005. Occupancy, furniture and equipment costs were $0.6 million higher during the third quarter of 2005 than the level expensed during the third quarter of 2004, and were $1.0 million higher during the first nine months of 2005 than the level expensed during the first nine months of 2004. The increases during both time periods primarily reflects the opening of our new Holland facility in October 2004, the opening of our new main office during the second quarter of 2005 and the opening of our new leased facilities in Lansing and Ann Arbor during the third quarter of 2005. Excluding the one-time charge, other overhead costs increased $0.8 million in the third quarter of 2005 over the level expensed in the third quarter of 2004, and increased $2.0 million during the first nine months of 2005 over the level expensed during the first nine months of 2004, primarily reflecting the additional expenses required to administer our significantly increased asset base and size.

                           MERCANTILE BANK CORPORATION

Monitoring and controlling noninterest costs, while at the same time providing high quality service to customers, is a key component to our business strategy. While the dollar volume of noninterest costs has increased, the rate of growth has been lower than the rate of increase in net interest income and noninterest income. Noninterest expenses (excluding the one-time charge) increased $2.8 million during the third quarter of 2005 over the amount expensed during the third quarter of 2004, and increased $6.2 million during the first nine months of 2005 over the amount expensed during the first nine months of 2004. However, net revenues (net interest income plus noninterest income) increased at a higher level of $3.4 million and $10.6 million during the same time periods, respectively.

Federal income tax expense was $1.9 million during the third quarter of 2005, an increase of 47.1% over the $1.3 million expensed during the third quarter of 2004. Federal income tax expense was $5.9 million during the first nine months of 2005, an increase of 61.2% over the $3.7 million expensed during the first nine months of 2004. The increases during both time periods primarily results from the increase in net income before federal income tax and in increase in the effective tax rate, the latter due to a decline in the level of tax-exempt income as a percent of net income before federal income tax.

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

We use two interest rate risk measurement techniques. The first, which is commonly referred to as GAP analysis, measures the difference between the dollar amounts of interest sensitive assets and liabilities that will be refinanced or repriced during a given time period. A significant repricing gap could result in a negative impact to our net interest margin during periods of changing market interest rates. The following table depicts our GAP position as of September 30, 2005 (dollars in thousands):

                           MERCANTILE BANK CORPORATION

                                              Within      Three to    One to        After
                                               Three       Twelve      Five         Five
                                              Months       Months      Years        Years        Total
                                            ----------   ---------   --------    ----------   ----------
Assets:
   Commercial loans and leases (1)          $1,017,362   $  31,278   $268,626     $ 34,978    $1,352,244
   Residential real estate loans                69,428       3,302     44,279       14,406       131,415
   Consumer loans                                1,389         608      3,053          250         5,300
   Investment securities (2)                     9,064         854     27,306      140,900       178,124
   Federal funds sold                           33,800                                            33,800
   Short-term investments                          392                                               392
   Allowance for loan and leases losses                                            (19,571)      (19,571)
   Other assets                                                                    115,066       115,066
                                            ----------   ---------   --------     --------    ----------
      Total assets                           1,131,435      36,042    343,264      286,029     1,796,770

Liabilities:
   Interest-bearing checking                    35,068                                            35,068
   Savings                                      98,465                                            98,465
   Money market accounts                         9,508                                             9,508
   Time deposits < $100,000                     23,745      41,316     36,931                    101,992
   Time deposits $100,000 and over             234,379     475,828    325,933                  1,036,140
   Short-term borrowings                        62,994                                            62,994
   FHLB advances                                25,000      60,000     50,000                    135,000
   Long-term borrowings                         35,201                                            35,201
   Noninterest-bearing checking                                                    116,107       116,107
   Other liabilities                                                                13,975        13,975
                                            ----------   ---------   --------     --------    ----------
      Total liabilities                        524,360     577,144    412,864      130,082     1,644,450
Shareholders' equity                                                               152,320       152,320
                                            ----------   ---------   --------     --------    ----------
Total sources of funds                         524,360     577,144    412,864      282,402     1,796,770
                                            ----------   ---------   --------     --------    ----------
Net asset (liability) GAP                   $  607,075   $(541,102)  $(69,600)
                                            ==========   =========   ========
Cumulative GAP                              $  607,075   $  65,973   $ (3,627)
                                            ==========   =========   ========
Percent of cumulative GAP to total assets         33.8%        3.7%      (0.2)%
                                            ==========   =========   ========

(1) Floating rate loans that are currently at interest rate floors or ceilings are treated as fixed rate loans and are reflected using maturity date and not next repricing date.

(2) Mortgage-backed securities are categorized by expected final maturities based upon prepayment trends as of September 30, 2005

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

                           MERCANTILE BANK CORPORATION

We conducted multiple simulations as of September 30, 2005, whereby it was assumed that changes in market interest rates occurred ranging from up 200 basis points to down 200 basis points in equal quarterly instalments over the next twelve months. The following table reflects the suggested impact on our net interest income over the next twelve months, which is well within our policy parameters established to manage and monitor interest rate risk.

                                         Dollar Change In     Percent Change In
       Interest Rate Scenario          Net Interest Income   Net Interest Income
       ----------------------          -------------------   -------------------
Interest rates down 200 basis points       $(5,204,000)             (9.4)%

Interest rates down 100 basis points        (3,608,000)             (6.5)

No change in interest rates                 (2,040,000)             (3.7)

Interest rates up 100 basis points             209,000               0.4

Interest rates up 200 basis points           2,455,000               4.4

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

ITEM 4. CONTROLS AND PROCEDURES

As of September 30, 2005, an evaluation was performed under the supervision of and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of September 30, 2005. There have been no significant changes in our internal controls over financial reporting during the quarter ended September 30, 2005 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

                                                (c) Total Number of
                   (a) Total                    Shares Purchased as    (d) Maximum Number of
                   Number of     (b) Average      Part of Publicly    Shares that May Yet Be
                     Shares    Price Paid Per    Announced Plans or     Purchased Under the
     Period        Purchased        Share             Programs           Plans or Programs
     ------        ---------   --------------   -------------------   ----------------------
July 1 - 31           698          $45.40                0                       0
August 1 - 31           0             N/A                0                       0
September 1 - 30        0             N/A                0                       0
Total                 698          $45.40                0                       0

The shares shown in column (a) above as having been purchased were acquired from one of our employees when they used shares of common stock that they already owned to pay part of the exercise price when exercising stock options issued under our employee stock option plans.

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

      31      Rule 13a-14(a) Certifications

    32.1      Section 1350 Chief Executive Officer Certification

    32.2      Section 1350 Chief Financial Officer Certification

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 8, 2005.

                                        MERCANTILE BANK CORPORATION


                                        By: /s/ Gerald R. Johnson, Jr.
                                            ------------------------------------
                                            Gerald R. Johnson, Jr.
                                            Chairman of the Board and Chief
                                            Executive Officer
                                            (Principal Executive Officer)


                                        By: /s/ Charles E. Christmas
                                            ------------------------------------
                                            Charles E. Christmas
                                            Senior Vice President, Chief
                                            Financial Officer and Treasurer
                                            (Principal Financial and Accounting
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