Form 10-K
period 2005-12-31
MERCANTILE BANK CORP
filed 2006-03-14
CIK 1042729

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   ----------

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2005

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the transition period from ________________ to ________________

                        Commission file number 000-26719

                           MERCANTILE BANK CORPORATION
             (Exact name of registrant as specified in its charter)

                   MICHIGAN                                       38-3360865
       (State or other jurisdiction of                         (I.R.S. Employer
        incorporation or organization)                       Identification No.)

310 LEONARD STREET NW, GRAND RAPIDS, MICHIGAN                       49504
(Address of principal executive offices)                          (Zip Code)

                                 (616) 406-3000
               (Registrant's telephone number including area code)

        Securities registered pursuant to Section 12(b) of the Act: NONE

           Securities registered pursuant to Section 12(g) of the Act:

                                  COMMON STOCK
                                (Title of class)

     Indicate by check mark if the registrant is a well-known seasoned issuer,
as defined in Rule 405 of the Securities Act. Yes     No  X
                                                  ---    ---

     Indicate by check mark if the registrant is not required to file reports
pursuant to Section 13 or Section 15(d) of the Act. Yes     No  X
                                                        ---    ---

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                              ---    ---

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. Large
accelerated filer     Accelerated filer  X  Non-accelerated filer
                  ---                   ---                       ---

     Indicate by check mark whether the registrant is a shell company (as
defined in Rule 12b-2 of the Act). Yes     No  X
                                       ---    ---

     The aggregate value of the common equity held by non-affiliates (persons other than directors and executive officers) of the registrant, computed by reference to the average of the closing bid and asked prices of the common stock as of the last business day of the registrant's most recently completed second fiscal quarter, was approximately $287.9 million.

     As of February 10, 2006, there were issued and outstanding 7,595,287 shares of the registrant's common stock.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the proxy statement for the 2006 annual meeting of shareholders (Portions of Part III).

                                     PART I

ITEM 1. BUSINESS

THE COMPANY

     Mercantile Bank Corporation is a registered bank holding company under the Bank Holding Company Act of 1956, as amended (the "Bank Holding Company Act"). Unless the text clearly suggests otherwise, references to "us," "we," "our," or "the company" include Mercantile Bank Corporation and its wholly-owned subsidiaries. As a bank holding company, we are subject to regulation by the Board of Governors of the Federal Reserve System (the "Federal Reserve Board"). We were organized on July 15, 1997, under the laws of the State of Michigan, primarily for the purpose of holding all of the stock of Mercantile Bank of Michigan ("our bank"), and of such other subsidiaries as we may acquire or establish. Our bank commenced business on December 15, 1997.

     Mercantile Bank Mortgage Company initiated business in October 2000 as a subsidiary of our bank, and was reorganized as Mercantile Bank Mortgage Company, LLC ("our mortgage company"), on January 1, 2004. On February 7, 2002, Mercantile BIDCO, Inc. ("our BIDCO"), a subsidiary of our bank, was granted a license by the Michigan Office of Financial and Insurance Services to operate as a Michigan Business and Industrial Development Company under the Michigan BIDCO Act of 1986. In 2005, we decided to terminate our BIDCO, and dissolved it in December of 2005. Mercantile Insurance Center, Inc. ("our insurance company"), a subsidiary of our bank, commenced operations during 2002 to offer insurance products. Mercantile Bank Real Estate Co., L.L.C., ("our real estate company"), a subsidiary of our bank, was organized on July 21, 2003, principally to develop, construct and own our new facility in downtown Grand Rapids which serves as our bank's new main office and Mercantile Bank Corporation's headquarters. Mercantile Bank Capital Trust I ("the Mercantile trust"), a business trust subsidiary, was formed in September 2004 to issue trust preferred securities.

     To date we have raised capital from our initial public offering of common stock in October 1997, a public offering of common stock in July 1998, three private placements of common stock during 2001, a public offering of common stock in August 2001 and a public offering of common stock in September 2003. In addition, we raised capital through a public offering of $16.0 million of trust preferred securities in 1999, which was refinanced as part of a $32.0 million private placement of trust preferred securities in 2004. Our expenses have generally been paid using the proceeds of the capital sales and dividends from our bank. Our principal source of future operating funds is expected to be dividends from our bank.

     We filed an election to become a financial holding company, pursuant to the Bank Holding Company Act, as amended by Title I of the Gramm-Leach-Bliley Act and implementing Federal Reserve Board regulations, which election became effective March 23, 2000.

OUR BANK

     Our bank is a state banking company that operates under the laws of the State of Michigan, pursuant to a charter issued by the Michigan Office of Financial and Insurance Services. Our bank's deposits are insured to the maximum extent permitted by law by the Federal Deposit Insurance Corporation ("FDIC"). Our bank's primary service area is the Kent and Ottawa County areas of West Michigan, which includes the City of Grand Rapids, the second largest city in the State of Michigan. In addition, our bank opened new offices in the cities of East Lansing and Ann Arbor, Michigan, during 2005.

     Our bank, through its eight offices, provides commercial and retail banking services primarily to small- to medium-sized businesses based in and around the Grand Rapids, Holland, Lansing and Ann Arbor metropolitan areas. These offices consist of a main office located at 310 Leonard Street NW, Grand Rapids, Michigan, a combination branch and retail loan center located at 4613 Alpine Avenue NW, Comstock Park, Michigan, a combination branch and operations center located at 5610 Byron Center Avenue SW, Wyoming, Michigan, and branches located at 4860 Broadmoor Avenue SE, Kentwood, Michigan, 3156 Knapp Street NE, Grand Rapids, Michigan, 880 East 16th Street, Holland, Michigan, 1651 West Lake Lansing Road, East Lansing, Michigan, and 325 Eisenhower Parkway, Ann Arbor, Michigan.

     Our bank makes secured and unsecured commercial, construction, mortgage and consumer loans, and accepts checking, savings and time deposits. Our bank owns six automated teller machines ("ATM"), located at our branch locations in Grand Rapids and Holland, that participate in the MAC, NYCE and PLUS regional network systems, as well as other ATM networks throughout the country. Our bank also enables customers to conduct certain loan and deposit transactions by telephone and personal computer. Courier service is provided to certain commercial customers, and safe deposit facilities are available at all branch locations. Our bank does not have trust powers. In December 2001, our bank entered into a joint brokerage services and marketing agreement with Raymond James Financial Services, Inc. to make available to its customers financial planning, retail brokerage, equity research, insurance and annuities, retirement planning, trust services and estate planning.

OUR MORTGAGE COMPANY

     Our mortgage company's predecessor, Mercantile Bank Mortgage Company, commenced operations on October 24, 2000 when our bank contributed most of its residential mortgage loan portfolio and participation interests in certain commercial mortgage loans to Mercantile Bank Mortgage Company. On the same date, our bank also transferred its residential mortgage origination function to Mercantile Bank Mortgage Company. On January 1, 2004, Mercantile Bank Mortgage Company was reorganized as Mercantile Bank Mortgage Company, LLC, a limited liability company, which is 99% owned by our bank and 1% owned by our insurance company. The reorganization had no impact on the company's financial position or results of operations. Mortgage loans originated and held by our mortgage company are serviced by our bank pursuant to a servicing agreement.

OUR BIDCO

     Our BIDCO, a wholly-owned subsidiary of our bank, was granted a license by the Michigan Office of Financial and Insurance Services on February 7, 2002, to operate our BIDCO as a Michigan Business and Industrial Development Company. Our BIDCO, a non-depository Michigan financial institution, offered equipment lease financing, asset based loans, junior debt facilities and other financing where equity features may be part of the facility pricing. In 2005, we decided to terminate our BIDCO, and dissolved it in December of 2005. The assets of the BIDCO, primarily comprised of two commercial loan relationships, were transferred to our bank.

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

OUR REAL ESTATE COMPANY

     Our real estate company was organized on July 21, 2003, principally to develop, construct and own our facility in downtown Grand Rapids that serves as our bank's main office and Mercantile Bank Corporation's headquarters. This facility was placed into service during the second quarter of 2005. Our real estate company is 99% owned by our bank and 1% owned by our insurance company.

THE MERCANTILE TRUST

     In 2004 we formed the Mercantile trust, a Delaware business trust. Mercantile trust's business and affairs are conducted by its property trustee, a Delaware trust company, and three individual administrative trustees who are employees and officers of the company. Mercantile trust was established for the purpose of issuing and selling its Series A and Series B trust preferred securities and common securities, and used the proceeds from the sales of those securities to acquire Series A and Series B Floating Rate Notes issued by the company. Substantially all of the net proceeds received by the company from the Series A transaction were used to redeem the trust preferred securities that had been issued by MBWM Capital Trust I in September 1999. Substantially all of the net proceeds received by the company from the Series B transaction were contributed to our bank as capital. The Series A and Series B Floating Rate Notes are categorized on our consolidated financial statements as subordinated debentures. Additional information regarding Mercantile trust is incorporated by reference to "Note 15 - Subordinated Debentures" and "Note 16 - Regulatory Matters" of the Notes to Consolidated Financial Statements included in this Annual Report on pages F-54 and F-55.

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

     The Bank Holding Company Act limits the activities of bank holding companies that have not qualified as financial holding companies to banking and the management of banking organizations, and to certain non-banking activities. These non-banking activities include those activities that the Federal Reserve Board found, by order or regulation as of the day prior to enactment of the Gramm-Leach-Bliley Act, to be so closely related to banking as to be a proper incident to banking. These non-banking activities include, among other things: operating a mortgage company, finance company, or factoring company; performing certain data processing operations; providing certain investment and financial advice; acting as an insurance agent for certain types of credit-related insurance; leasing property on a full-payout, nonoperating basis; and providing discount securities brokerage services for customers. With the exception of the activities of our mortgage company discussed above, neither we nor any of our subsidiaries engages in any of the non-banking activities listed above.

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

     With respect to the acquisition of banking organizations, we are generally required to obtain the prior approval of the Federal Reserve Board before we can acquire all or substantially all of the assets of any bank, or acquire ownership or control of any voting shares of any bank or bank holding company, if, after the acquisition, we would own or control more than 5% of the voting shares of the bank or bank holding company. Acquisitions of banking organizations across state lines are subject to certain restrictions imposed by Federal and state laws and regulations.

EMPLOYEES

     As of December 31, 2005, we and our bank employed 244 full-time and 60 part-time persons. Management believes that relations with employees are good.

LENDING POLICY

     As a routine part of our business, we make loans and leases to businesses and individuals located within our market areas. Our lending policy states that the function of the lending operation is twofold: to provide a means for the investment of funds at a profitable rate of return with an acceptable degree of risk, and to meet the credit needs of the creditworthy businesses and individuals who are our customers. We recognize that in the normal business of lending, some losses on loans and leases will be inevitable and should be considered a part of the normal cost of doing business.

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

     The Board of Directors has delegated significant lending authority to officers of our bank. The Board of Directors believes this empowerment, supported by our strong credit culture and the significant experience of our commercial lending staff, makes us responsive to our customers. The loan policy currently specifies lending authority for certain officers up to $2.5 million, and $7.5 million for our bank's Chairman of the Board and its President and Chief Executive Officer; however, the $7.5 million lending authority is generally used only in rare circumstances where timing is of the essence. Generally, loan requests exceeding $2.5 million require approval by the Officers Loan Committee, and loan requests exceeding $4.0 million, up to the legal lending limit of approximately $33.6 million, require approval by the Board of Directors. In most circumstances, we apply an in-house lending limit that is significantly less than our bank's legal lending limit.

LENDING ACTIVITY

     Commercial Loans. Our commercial lending group originates commercial loans and leases primarily in our market areas. Our commercial lenders have extensive commercial lending experience, with most having at least ten years experience. Loans and leases are originated for general business purposes, including working capital, accounts receivable financing, machinery and equipment acquisition, and commercial real estate financing, including new construction and land development.

     Working capital loans are often structured as a line of credit and are reviewed periodically in connection with the borrower's year-end financial reporting. These loans are generally secured by substantially all of the assets of the borrower, and have an interest rate tied to the national prime rate. Loans and leases for machinery and equipment purposes typically have a maturity of three to five years and are fully amortizing, while commercial real estate loans are usually written with a five-year maturity and amortize over a 15 year period. Commercial loans and leases typically have an interest rate that is fixed to maturity or is tied to the national prime rate.

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

     Management believes that the generally higher yields earned on consumer loans compensate for the increased credit risk associated with such loans, and that consumer loans are important to our efforts to serve the credit needs of the communities and customers that we serve.

LOAN AND LEASE PORTFOLIO QUALITY

     We utilize a comprehensive grading system for our commercial loans and leases as well as residential mortgage and consumer loans. Administered as part of the loan and lease review program, virtually all commercial loans and leases are graded on an eight grade rating system. The rating system utilizes a standardized grade paradigm that analyzes several critical factors such as cash flow, management and collateral coverage. Virtually all commercial loans and leases are graded at inception and later at various intervals. Residential mortgage and consumer loans are graded on a four grade rating system using a separate standardized grade paradigm that analyzes several critical factors such as debt-to-income and credit and employment histories. Residential mortgage and consumer loans are generally only graded once after the loans are made.

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

     Loans and leases are placed in a nonaccrual status when, in the opinion of management, uncertainty exists as to the ultimate collection of principal and interest. As of December 31, 2005, loans and leases placed in nonaccrual status totaled $3.6 million, or 0.23% of total loans and leases. As of the same date, loans and leases past due 90 days or more and still accruing interest totaled $0.4 million, or 0.03% of total loans and leases. As of December 31, 2005, there were no other significant loans and leases where known information about credit problems of borrowers warranted the placing of the loans or leases in a nonaccrual status. Management is not aware of any potential problem credits that could have a material adverse effect on our operating results, liquidity, or capital resources.

     Additional detail and information relative to the loan and lease portfolio is incorporated by reference to Management's Discussion and Analysis of Financial Condition and Results of Operation ("Management's Discussion and Analysis") beginning on Page F-4 and Note 3 of the Notes to Consolidated Financial Statements on pages F-44 and F-45 included in this Annual Report.

ALLOWANCE FOR LOAN AND LEASE LOSSES

     In each accounting period, the allowance for loan and lease losses ("allowance") is adjusted by management to the amount management believes is necessary to maintain the allowance at adequate levels. Through its loan and lease review and credit departments, management attempts to allocate specific portions of the allowance based on specifically identifiable problem loans and leases. Management's evaluation of the allowance is further based on, but not limited to, consideration of internally prepared calculations based upon the experience of senior management and lending staff making similar loans and leases in the same community for almost 20 years, composition of the loan and lease portfolio, third party analysis of the loan and lease administration processes and portfolio and general economic conditions. In addition, our bank's status as a relatively new banking organization, the rapid loan growth since inception and commercial lending emphasis is taken into account. Management believes that the present allowance is adequate, based on the broad range of considerations listed above.

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

     Additional detail regarding the allowance is incorporated by reference to Management's Discussion and Analysis beginning on Page F-4 and Note 3 of the Notes to Consolidated Financial Statements of the Company on pages F-44 and F-45 included in this Annual Report.

     Although management believes the allowance is adequate to absorb probable incurred losses as they arise, there can be no assurance that we will not sustain losses in any given period which could be substantial in relation to, or greater than, the size of the allowance.

INVESTMENTS

     Bank Holding Company Investments. The principal investments of our bank holding company are the investments in the common stock of our bank and the common securities of Mercantile trust. Other funds of our bank holding company may be invested from time to time in various debt instruments.

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

     In addition, so long as our bank holding company is qualified as a financial holding company, it would be permitted, as part of the business of underwriting or merchant banking activity and under certain circumstances and procedures, to invest in shares or other ownership interests in, or assets of, companies engaged in non-financial activities. In order to make those investments, our bank holding company would be required (i) to become, or to have an affiliate that is, a registered securities broker or dealer or a registered municipal securities dealer, or (ii) to control both an insurance company engaged in underwriting life, accident and health, or property and casualty insurance (other than credit insurance) or issuing annuities, and a registered investment adviser that furnishes investment advice to an insurance company. We do not currently have any securities, insurance, or investment advisory affiliates of the required types, nor does our bank holding company have any current plans to make any of the equity investments described in this paragraph.

     Our Bank's Investments. Our bank may invest its funds in a wide variety of debt instruments and may participate in the federal funds market with other depository institutions. Subject to certain exceptions, our bank is prohibited from investing in equity securities. Among the equity investments permitted for our bank under various conditions and subject in some instances to amount limitations, are shares of a subsidiary insurance agency, mortgage company, real estate company, or Michigan business and industrial development company, such as our insurance company, our mortgage company, or our real estate company. Under another such exception, in certain circumstances and with prior notice to or approval of the FDIC, our bank could invest up to 10% of its total assets in the equity securities of a subsidiary corporation engaged in the acquisition and development of real property for sale, or the improvement of real property by construction or rehabilitation of residential or commercial units for sale or lease. Our bank has no present plans to make such an investment. Real estate acquired by our bank in satisfaction of or foreclosure upon loans may be held by our bank for specified periods. Our bank is also permitted to invest in such real estate as is necessary for the convenient transaction of its business. Our bank's Board of Directors may alter the bank's investment policy without shareholder approval at any time.

     Additional detail and information relative to the securities portfolio is incorporated by reference to Management's Discussion and Analysis beginning on Page F-4 and Note 2 of the Notes to Consolidated Financial Statements on pages F-41 through F-43 included in this Annual Report.

COMPETITION

     Our primary markets for loans and core deposits are the Grand Rapids, Holland, Lansing and Ann Arbor metropolitan areas. We face substantial competition in all phases of our operations from a variety of different competitors. We compete for deposits, loans and other financial services with numerous Michigan-based and out-of-state banks, savings banks, thrifts, credit unions and other financial institutions as well as from other entities that provide financial services. Some of the financial institutions and financial service organizations with which we compete are not subject to the same degree of regulation as we are. Many of our primary competitors have been in business for many years, have established customer bases, are larger, have substantially higher lending limits than we do, and offer larger branch networks and other services which we do not. Most of these same entities have greater capital resources than we do, which, among other things, may allow them to price their services at levels more favorable to the customer and to provide larger credit facilities than we do. Under the Gramm-Leach-Bliley Act, effective March 11, 2000, securities firms and insurance companies that elect to become financial holding companies may acquire banks and other financial institutions. The Gramm-Leach-Bliley Act may significantly change the competitive environment in which we conduct our business. The financial services industry is also likely to become more competitive as further technological advances enable more companies to provide financial services.

SELECTED STATISTICAL INFORMATION

     Management's Discussion and Analysis beginning on Page F-4 in this Annual Report includes selected statistical information.

RETURN ON EQUITY AND ASSETS

     Return on Equity and Asset information is included in Management's Discussion and Analysis beginning on Page F-4 in this Annual Report.

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

ITEM 1A. RISK FACTORS

     The following risk factors could affect our business, financial condition or results of operations. These risk factors should be considered in connection with evaluating the forward-looking statements contained in this Annual Report because they could cause the actual results and conditions to differ materially from those projected in forward-looking statements. Before you buy our common stock, you should know that investing in our common stock involves risks, including the risks described below. The risks that are highlighted here are not the only ones we face. If the adverse matters referred to in any of the risks actually occur, our business, financial condition or operations could be adversely affected. In that case, the trading price of our common stock could decline, and you may lose all or part of your investment.

ADVERSE CHANGES IN ECONOMIC CONDITIONS OR INTEREST RATES MAY NEGATIVELY AFFECT OUR EARNINGS, CAPITAL AND LIQUIDITY.

     The results of operations for financial institutions, including our bank, may be materially and adversely affected by changes in prevailing local and national economic conditions, including declines in real estate market values and the related declines in value of our real estate collateral, rapid increases or decreases in interest rates and changes in the monetary and fiscal policies of the federal government. Our profitability is heavily influenced by the spread between the interest rates we earn on loans and investments and the interest rates we pay on deposits and other interest-bearing liabilities. Substantially all of our loans are to businesses and individuals in western, south central, or southeastern Michigan, and any decline in the economy of these areas could adversely affect us. Like most banking institutions, our net interest spread and margin will be affected by general economic conditions and other factors that influence market interest rates and our ability to respond to changes in these rates. At any given time, our assets and liabilities may be such that they will be affected differently by a given change in interest rates.

OUR CREDIT LOSSES COULD INCREASE AND OUR ALLOWANCE FOR LOAN AND LEASE LOSSES MAY NOT BE ADEQUATE TO COVER ACTUAL LOAN LOSSES.

     The risk of nonpayment of loans is inherent in all lending activities, and nonpayment, when it occurs, may have a materially adverse effect on our earnings and overall financial condition as well as the value of our common stock. Our focus on commercial lending may result in a larger concentration of loans to small businesses. As a result, we may assume different or greater lending risks than other banks. We make various assumptions and judgments about the collectibility of our loan portfolio and provide an allowance for losses based on several factors. If our assumptions are wrong, our allowance for loan and lease losses may not be sufficient to cover our losses, which would have an adverse effect on our operating results. While we have not experienced unusual amounts of charge-offs or nonperforming loans, we cannot assure you that we will not experience an increase in delinquencies and losses as the loans and leases continue to mature. The actual amounts of future provisions for loan and lease losses cannot be determined at this time and may exceed the amounts of past provisions. Additions to our allowance for loan and lease losses decrease our net income.

WE RELY HEAVILY ON OUR MANAGEMENT AND OTHER KEY PERSONNEL, AND THE LOSS OF ANY OF THEM MAY ADVERSELY AFFECT OUR OPERATIONS.

     We are and will continue to be dependent upon the services of our management team, including Gerald R. Johnson, Jr., our Chairman and Chief Executive Officer, Michael H. Price, our President and Chief Operating Officer, and our other senior managers. The loss of either Mr. Johnson or Mr. Price, or any of our other senior managers, could have an adverse effect on our growth and performance. We have entered into employment contracts with Mr. Johnson and Mr. Price and two other senior managers. The contracts provide for a three year employment period that is extended for an additional year each year unless a notice is given indicating that the contract will not be extended.

     In addition, we continue to depend on our city presidents and key commercial loan officers. Our city presidents and several of our commercial loan officers are responsible, or share responsibility, for generating and managing a significant portion of our commercial loan and lease portfolio. Our success can be attributed in large part to the relationships these officers as well as members of our management team have developed and are able to maintain with our customers as we continue to implement our community banking philosophy. The loss of any of these commercial loan officers could adversely affect our loan and lease portfolio and performance, and our ability to generate new loans and leases. Many of our key employees have signed agreements with us agreeing not to compete with us in one or more of our markets for specified time periods if they leave employment with us.

     Some of the other financial institutions in our markets also require their key employees to sign agreements that preclude or limit their ability to leave their employment and compete with them or solicit their customers. These agreements make it more difficult for us to hire loan officers with experience in our markets who can immediately solicit their former or new customers on our behalf.

DECLINE IN THE AVAILABILITY OF OUT-OF-AREA DEPOSITS COULD CAUSE LIQUIDITY OR INTEREST RATE MARGIN CONCERNS, OR LIMIT OUR GROWTH.

     We have utilized and expect to continue to utilize out-of-area or wholesale deposits to support our asset growth. These deposits are generally a lower cost source of funds when compared to the interest rates that we would have to offer in our local markets to generate a commensurate level of funds. In addition, the overhead costs associated with wholesale deposits are considerably less than the overhead costs we would incur to obtain and administer a similar level of local deposits. A decline in the availability of these wholesale deposits would require us to fund our growth with more costly funding sources, which could reduce our net interest margin, limit our growth, reduce our asset size, or increase our overhead costs.

FUTURE SALES OF OUR COMMON STOCK OR OTHER SECURITIES MAY DILUTE THE VALUE OF OUR COMMON STOCK.

     In many situations, our Board of Directors has the authority, without any vote of our shareholders, to issue shares of our authorized but unissued stock, including shares authorized and unissued under our stock option plans. In the future, we may issue additional securities, through public or private offerings, in order to raise additional capital. Any such issuance would dilute the percentage of ownership interest of existing shareholders and may dilute the per share book value of the common stock. In addition, option holders may exercise their options at a time when we would otherwise be able to obtain additional equity capital on more favorable terms.

OUR GROWTH AND EXPANSION MAY BE LIMITED BY MANY FACTORS.

     Our primary growth strategy has been to grow internally by increasing our business in the western Michigan area, and more recently in the Lansing and Ann Arbor areas of Michigan. We are also considering other areas in which we may expand our business. This internal growth strategy depends in large part on generating an increasing level of loans and deposits at acceptable risk and interest rate levels without commensurate increases in non-interest expenses. There can be no assurance that we will be successful in continuing our growth strategy due to delays and other impediments resulting from regulatory oversight, limited availability of qualified personnel and favorable and cost effective branch sites, and management time, capital, and expenses required to develop new branch sites and markets. In addition, the success of our growth strategy will depend on maintaining sufficient regulatory capital levels and on adequate economic conditions in our market areas.

     In addition, although we have no current plans to do so, we may acquire banks, related businesses or branches of other financial institutions that we believe provide a strategic fit with our business. To the extent that we grow through acquisitions, we cannot assure you that we will be able to adequately or profitably manage this growth. Acquiring other banks, businesses, or branches involves risks commonly associated with acquisitions, including exposure to unknown or contingent liabilities and asset quality issues, difficulty and expense of integrating the operations and personnel, potential disruption to our business including the diversion of management's time and attention, and the possible loss of key employees and customers.

OUR FUTURE SUCCESS IS DEPENDENT ON OUR ABILITY TO COMPETE EFFECTIVELY IN THE HIGHLY COMPETITIVE BANKING INDUSTRY.

     We face substantial competition in all phases of our operations from a variety of different competitors. Our future growth and success will depend on our ability to compete effectively in this highly competitive environment. We compete for deposits, loans and other financial services with numerous Michigan-based and out-of-state banks, thrifts, credit unions and other financial institutions as well as other entities that provide financial services, including securities firms and mutual funds. Some of the financial institutions and financial service organizations with which we compete are not subject to the same degree of regulation as we are. Most of our competitors have been in business for many years, have established customer bases, are larger, have substantially higher lending limits than we do and offer branch networks and other services which we do not, including trust and international banking services. Most of these entities have greater capital and other resources than we do, which, among other things, may allow them to price their services at levels more favorable to the customer and to provide larger credit facilities than we do. This competition may limit our growth or earnings. Under the Gramm-Leach-Bliley Act of 1999, effective March 11, 2000, securities firms and insurance companies that elect to become financial holding companies may acquire banks and other financial institutions. The Gramm-Leach-Bliley Act affects the competitive environment in which we conduct business. The financial services industry is also likely to become more competitive as further technological advances enable more companies to provide financial services. These technological advances may diminish the importance of depository institutions and other financial intermediaries in the transfer of funds between parties.

WE ARE SUBJECT TO SIGNIFICANT GOVERNMENT REGULATION, AND ANY REGULATORY CHANGES MAY ADVERSELY AFFECT US.

     The banking industry is heavily regulated under both federal and state law. These regulations are primarily intended to protect customers, not our creditors or shareholders. Existing state and federal banking laws subject us to substantial limitations with respect to the making of loans, the purchase of securities, the payment of dividends and many other aspects of our business. Some of these laws may benefit us, others may increase our costs of doing business, or otherwise adversely affect us and create competitive advantages for others. Regulations affecting banks and financial services companies undergo continuous change, and we cannot predict the ultimate effect of these changes, which could have a material adverse effect on our profitability or financial condition. Federal economic and monetary policy may also affect our ability to attract deposits, make loans and achieve satisfactory interest spreads.

WE CONTINUALLY ENCOUNTER TECHNOLOGICAL CHANGE, AND WE MAY HAVE FEWER RESOURCES THAN OUR COMPETITORS TO CONTINUE TO INVEST IN TECHNOLOGICAL IMPROVEMENTS.

     The banking industry is undergoing technological changes with frequent introductions of new technology-driven products and services. In addition to better serving customers, the effective use of technology increases efficiency and enables financial institutions to reduce costs. Our future success will depend, in part, on our ability to address the needs of our customers by using technology to provide products and services that will satisfy customer demands for convenience as well as create additional efficiencies in our operations. Many of our competitors have substantially greater resources to invest in technological improvements. There can be no assurance that we will be able to effectively implement new technology-driven products and services or be successful in marketing these products and services to our customers.

OUR ARTICLES OF INCORPORATION AND BY-LAWS AND THE LAWS OF MICHIGAN CONTAIN PROVISIONS THAT MAY DISCOURAGE OR PREVENT A TAKEOVER OF OUR COMPANY AND REDUCE ANY TAKEOVER PREMIUM.

     Our Articles of Incorporation and By-laws, and the corporate laws of the State of Michigan, include provisions which are designed to provide our Board of Directors with time to consider whether a hostile takeover offer is in our and our shareholders' best interest. These provisions, however, could discourage potential acquisition proposals and could delay or prevent a change in control. The provisions also could diminish the opportunities for a holder of our common stock to participate in tender offers, including tender offers at a price above the then-current market price for our common stock. These provisions could also prevent transactions in which our shareholders might otherwise receive a premium for their shares over then-current market prices, and may limit the ability of our shareholders to approve transactions that they may deem to be in their best interests.

     The Michigan Business Corporation Act contains provisions intended to protect shareholders and prohibit or discourage various types of hostile takeover activities. In addition to these provisions and the provisions of our Articles of Incorporation and Bylaws, federal law requires the Federal Reserve Board's approval prior to acquiring "control" of a bank holding company. All of these provisions may delay or prevent a change in control without action by our shareholders, and could adversely affect the price of our common stock.

THERE IS A LIMITED TRADING MARKET FOR OUR COMMON STOCK.

     The price of our common stock has been, and will likely continue to be, subject to fluctuations based on, among other things, economic and market conditions for bank holding companies and the stock market in general, as well as changes in investor perceptions of our company. The issuance of new shares of our common stock also may affect the market for our common stock.

     Our common stock is traded on the Nasdaq National Market under the symbol "MBWM". The development and maintenance of an active public trading market depends upon the existence of willing buyers and sellers, the presence of which is beyond our control. While we are a publicly-traded company, the volume of trading activity in our stock is still relatively limited. Even if a more active market develops, there can be no assurance that such a market will continue, or that our shareholders will be able to sell their shares at or above the offering price.

     We have paid a 5% stock dividend on our common stock each year since 2001, and have paid a quarterly cash dividend each quarter beginning with the first quarter of 2003. While we expect to continue paying cash dividends, there is no assurance that we will continue to do so.

OUR BUSINESS IS SUBJECT TO OPERATIONAL RISKS.

     We, like most financial institutions, are exposed to many types of operational risks, including the risk of fraud by employees or outsiders, unauthorized transactions by employees or operational errors. Operational errors may include clerical or record keeping errors or those resulting from faulty or disabled computer or telecommunications systems. Given our volume of transactions, certain errors may be repeated or compounded before they are discovered and successfully corrected. Our necessary dependence upon automated systems to record and process our transaction volume may further increase the risk that technical system flaws or employee tampering or manipulation of those systems will result in losses that are difficult to detect.

     We may also be subject to disruptions of our operating systems arising from events that are wholly or partially beyond our control, including, for example, computer viruses or electrical or telecommunications outages, which may give rise to losses in service to customers and to loss or liability to us. We are further exposed to the risk that our external vendors may be unable to fulfill their contractual obligations to us, or will be subject to the same risk of fraud or operational errors by their respective employees as are we, and to the risk that our or our vendors' business continuity and data security systems prove not to be sufficiently adequate. We also face the risk that the design of our controls and procedures prove inadequate or are circumvented, causing delays in detection or errors in information. Although we maintain a system of controls designed to keep operational risk at appropriate levels, there can be no assurance that we will not suffer losses from operational risks in the future that may be material in amount.

ITEM IB. UNRESOLVED STAFF COMMENTS

     We have received no written comments regarding our periodic or current reports from the staff of the Securities and Exchange Commission that were issued 180 days or more before the end of our 2005 fiscal year and that remain unresolved.

ITEM 2. PROPERTIES

     During 2005 our bank placed into service a new four-story facility located approximately two miles north from the center of downtown Grand Rapids. Design and construction of this facility had started during 2003. This new facility serves as the Company's headquarters and our bank's main office, and houses the administration function, our bank's commercial lending and review function, our bank's loan operations function, a full service branch, portions of our bank's retail lending and business development function and our bank's retail brokerage operation. A majority of functions housed at this facility were formerly operated out of a leased facility located at 216 North Division Avenue, Grand Rapids, Michigan, approximately two miles from the new facility. The new facility consists of approximately 55,000 square feet of usable space and contains multiple drive-through lanes with ample parking. The land and building are owned by our real estate company. The address of this facility is 310 Leonard Street NW, Grand Rapids, Michigan.

     Our bank designed and constructed a full service branch and retail loan facility in Alpine Township, a northwest suburb of Grand Rapids, which opened in July of 1999. The facility is one story and has approximately 8,000 square feet of usable space. The land and building are owned by our bank. The facility has multiple drive-through lanes and ample parking space. The address of this facility is 4613 Alpine Avenue NW, Comstock Park, Michigan.

     During 2001 our bank designed and constructed two facilities on a 4-acre parcel of land located in the City of Wyoming, a southwest suburb of Grand Rapids. The land had been purchased by our bank in 2000. The larger of the two buildings is a full service branch and deposit operations facility which opened in September of 2001. The facility is two-stories and has approximately 25,000 square feet of usable space. The facility is owned by our bank and has multiple drive-through lanes and ample parking space. The address of this facility is 5610 Byron Center Avenue SW, Wyoming, Michigan. The other building is a single-story facility with approximately 11,000 square feet of usable space. Our bank's accounting, audit, loss prevention and wire transfer functions are housed in this building, which underwent a renovation in 2005 that almost doubled its size. This facility is also owned by our bank. The address of this facility is 5650 Byron Center Avenue SW, Wyoming, Michigan.

     During 2002 our bank designed and constructed a full service branch in the City of Kentwood, a southeast suburb of Grand Rapids, which opened in December of 2002. The land had been purchased by our bank in 2001. The facility is one story and has approximately 10,000 square feet of usable space. The facility is owned by our bank, and has multiple drive-through lanes and ample parking space. The address of this facility is 4860 Broadmoor Avenue SW, Kentwood, Michigan.

     During 2003 our bank designed and constructed a full service branch in the northeast quadrant of the City of Grand Rapids. The land had been purchased by our bank in 2002. The facility is one story and has approximately 3,500 square feet of usable space. The facility is owned by our bank, and has multiple drive-through lanes and ample parking space. The address of this facility is 3156 Knapp Street NE, Grand Rapids, Michigan.

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

     During 2005 our bank opened a branch facility in the City of East Lansing, Michigan. The facility is one story and has approximately 7,500 square feet of usable space. The facility is operated under a lease agreement between our bank and a third party. There is ample parking space, but no drive-through lanes. The address of this facility is 1651 West Lake Lansing Road, East Lansing, Michigan.

     During 2005 our bank opened a branch facility in the City of Ann Arbor, Michigan. The facility is one story and has approximately 10,000 square feet of usable space. The facility is operated under a lease agreement between our bank and a third party. There is ample parking space, but no drive-through lanes. The address of this facility is 325 Eisenhower Parkway, Ann Arbor, Michigan.

ITEM 3. LEGAL PROCEEDINGS

     From time to time, we may be involved in various legal proceedings that are incidental to our business. In the opinion of management, we are not a party to any legal proceedings that are material to our financial condition, either individually or in the aggregate.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

     Our common stock is quoted on the Nasdaq National Market under the symbol "MBWM". At February 10, 2006, there were 301 record holders of our common stock. In addition, we estimate that there were approximately 3,000 beneficial owners of our common stock who own their shares through brokers or banks.

     The following table shows the high and low bid prices for our common stock as reported by the Nasdaq National Market for the periods indicated, and the quarterly cash dividends paid by us during those periods. The prices do not include retail mark-up, mark-down or commission, but have been adjusted for the 5% stock dividends paid on August 1, 2005 and May 3, 2004.

                    HIGH      LOW    DIVIDEND
                   ------   ------   --------
2005
First Quarter...   $43.35   $36.29     $0.10
Second Quarter..    43.63    37.13      0.11
Third Quarter...    46.40    39.90      0.11
Fourth Quarter..    42.90    37.40      0.11

2004
First Quarter...   $36.83   $31.32     $0.09
Second Quarter..    35.42    29.97      0.09
Third Quarter...    34.25    31.18      0.09
Fourth Quarter..    41.80    32.78      0.09

     Holders of our common stock are entitled to receive dividends that the Board of Directors may declare from time to time. We may only pay dividends out of funds that are legally available for that purpose. We are a holding company and substantially all of our assets are held by our subsidiaries. Our ability to pay dividends to our shareholders depends primarily on our bank's ability to pay dividends to us. Dividend payments and extensions of credit to us from our bank are subject to legal and regulatory limitations, generally based on capital levels and current and retained earnings, imposed by law and regulatory agencies with authority over our bank. The ability of our bank to pay dividends is also subject to its profitability, financial condition, capital expenditures and other cash flow requirements. In addition, under the terms of our subordinated debentures, we would be precluded from paying dividends on our common stock if an event of default has occurred and is continuing under the subordinated debentures, or if we exercised our right to defer payments of interest on the subordinated debentures, until the deferral ended.

     On January 10, 2006, we declared a $0.12 per share cash dividend on our common stock, payable on March 10, 2006, to record holders as of February 10, 2006. We currently expect to continue to pay a quarterly cash dividend, although there can be no assurance that we will continue to do so.

     On October 10, 2005, we issued 2,000 shares of our common stock to one of our employees upon their exercise of employee stock options issued under our 1997 Employee Stock Option Plan. We received a weighted average exercise price of $9.207 per share aggregating $18,414. The exercise price for these shares was substantially paid by the employee delivering to us common stock of the company that he already owned having an aggregate value of $18,391, with the difference paid in cash. The shares issued under the 1997 Employee Stock Option Plan were issued in reliance on an exemption from registration under the Securities Act of 1933 based on Section 4(2) of that Act, and Regulation D issued under that Act.

Issuer Purchases of Equity Securities

                                               (c) Total Number of
                  (a) Total                    Shares Purchased as    (d) Maximum Number of
                  Number of     (b) Average      Part of Publicly    Shares that May Yet Be
                    Shares    Price Paid Per    Announced Plans or     Purchased Under the
Period            Purchased        Share             Programs           Plans or Programs
------            ---------   --------------   -------------------   ----------------------
October 1 - 31       455          $40.42                0                       0
November 1 - 30        0             N/A                0                       0
December 1 - 31        0             N/A                0                       0
                     ---          ------              ---                     ---
Total                455          $40.42                0                       0
                     ===          ======              ===                     ===

The shares shown in column (a) above as having been purchased were acquired from one of our employees when he used shares of common stock that he already owned to pay part of the exercise price when exercising stock options issued under one of our employee stock option plans.

ITEM 6. SELECTED FINANCIAL DATA

     The Selected Financial Data on page F-3 in this Annual Report is incorporated here by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

     Management's Discussion and Analysis on pages F-4 through F-26 in this Annual Report is incorporated here by reference.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The information under the heading "Market Risk Analysis" on pages F-23 through F-26 in this Annual Report is incorporated here by reference.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The Consolidated Financial Statements, Notes to Consolidated Financial Statements and the Reports of Independent Registered Public Accounting Firm on pages F-27 through F-58 in this Annual Report are incorporated here by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None

ITEM 9A. CONTROLS AND PROCEDURES

     As of December 31, 2005, an evaluation was performed under the supervision of and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of December 31, 2005. There have been no significant changes in our internal controls over financial reporting during the quarter ended December 31, 2005, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

     Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control - Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2005. Our management's assessment of the effectiveness of our internal control over financial reporting as of December 31, 2005 has been audited by Crowe Chizek and Company LLC, an independent registered public accounting firm, as stated in their report which is included in this Annual Report.

ITEM 9B. OTHER INFORMATION

     None

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information presented under the captions "Information about Directors, Nominees and Executive Officers" and "Section 16(a) Beneficial Ownership Compliance" in the definitive Proxy Statement of Mercantile for its April 27, 2006 Annual Meeting of Shareholders (the "Proxy Statement"), a copy of which will be filed with the Securities and Exchange Commission before the meeting date, is incorporated here by reference.

     We have a separately-designated standing audit committee established in accordance with Section 3(a)(58)(A) of the Securities Exchange Act of 1934. The members of the Audit Committee consist of Betty S. Burton, David M. Cassard, C. John Gill, David M. Hecht, Calvin D. Murdock and Merle J. Prins. The Board of Directors has determined that Mr. Cassard, a member of the Audit Committee, is qualified as an audit committee financial expert, as that term is defined in the rules of the Securities and Exchange Commission. Mr. Cassard is independent, as independence for audit committee members is defined in the listing standards of the Nasdaq Stock Market and the rules of the Securities and Exchange Commission.

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

ITEM 11. EXECUTIVE COMPENSATION

     The information presented under the captions "Director Compensation," "Compensation Committee Interlocks and Insider Participation," "Summary Compensation Table," "Option Grants in 2005," "Aggregated Stock Option Exercises in 2005 and Year End Option Values" and "Employment Agreements", in the Proxy Statement is incorporated here by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

     The information presented under the caption "Stock Ownership of Certain Beneficial Owners and Management" in the Proxy Statement is incorporated here by reference.

     The following table summarizes information, as of December 31, 2005, relating to compensation plans under which equity securities are authorized for issuance.

                                                                                                    Number of securities remaining
                                                                                                    available for future issuance
                          Number of securities to be issued   Weighted average exercise price of   under equity compensation plans
                             upon exercise of outstanding      outstanding options, warrants and   (excluding securities reflected
Plan Category                options, warrants and rights                   rights                          in column (a))
-----------------------   ---------------------------------   ----------------------------------   -------------------------------
                                         (a)                                  (b)                                (c)
Equity compensation
   plans approved by
   security holders (1)                300,443                              $ 22.93                            231,791
Equity compensation
   plans not approved
   by security holders                       0                                    0                                  0
Total                                  300,443                              $ 22.93                            231,791

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

     The information presented under the caption "Fees to Independent Auditors for 2005 and 2004" in the Proxy Statement is incorporated here by reference.

                                     PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) (1) Financial Statements. The following financial statements and reports of independent registered public accounting firm of Mercantile Bank Corporation and its subsidiaries are filed as part of this report:

          Reports of Independent Registered Public Accounting Firm dated February 23, 2006

          Consolidated Balance Sheets --- December 31, 2005 and 2004

          Consolidated Statements of Income for each of the three years in the period ended December 31, 2005

          Consolidated Statements of Changes in Shareholders' Equity for each of the three years in the period ended December 31, 2005

          Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 2005

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

    10.5 Our Independent Director Stock Option Plan is incorporated by reference to exhibit 10.26 of our Form 10-K for the year ended
              December 31, 2002 *


EXHIBIT NO.                           EXHIBIT DESCRIPTION
-----------                           -------------------
    10.6      Form of Stock Option Agreement for options under the Independent
              Director Stock Option Plan is incorporated by reference to exhibit
              10.1 of our Form 8-K dated October 21, 2004 *

    10.7 Nonlender Bonus Plan is incorporated by reference to exhibit 10.3 of our Form 10-Q for the quarter ended September 30, 2004 *

    10.8      Mercantile Bank of West Michigan Deferred Compensation Plan for
              Members of the Board of Directors (1999) is incorporated by reference to Exhibit 10.6 of the Registration Statement of the company and our trust on Form SB-2 (Commission File Nos. 333-84313 and 333-84313-01) that became effective on September 13, 1999 *

    10.9      Agreement between Fiserv Solutions, Inc. and our bank dated
              September 10, 1997, is incorporated by reference to exhibit 10.3 of our Registration Statement on Form SB-2 (Commission File No.
              333-33081) that became effective on October 23, 1997

   10.10      Extension Agreement of Data Processing Contract between Fiserv
              Solutions, Inc. and our bank dated May 12, 2000 extending the agreement between Fiserv Solutions, Inc. and our bank dated
              September 10, 1997, is incorporated by reference to exhibit 10.15 of our Form 10-K for the year ended December 31, 2000

   10.11      Extension Agreement of Data Processing Contract between Fiserv
              Solutions, Inc. and our bank dated November 22, 2002 extending the agreement between Fiserv Solutions, Inc. and our bank dated
              September 10, 1997, is incorporated by reference to exhibit 10.5 of our Form 10-K for the year ended December 31, 2002

   10.12      Amended and Restated Employment Agreement dated as of October 18,
              2001, among the company, our bank and Gerald R. Johnson, Jr., is incorporated by reference to exhibit 10.21 of our Form 10-K for the year ended December 31, 2001 *

   10.13      Amended and Restated Employment Agreement dated as of October 18,
              2001, among the company, our bank and Michael H. Price, is incorporated by reference to exhibit 10.22 of our Form 10-K for the year ended December 31, 2001 *

   10.14 Employment Agreement dated as of October 18, 2001, among the company, our bank and Robert B. Kaminski, Jr., is incorporated by reference to exhibit 10.23 of our Form 10-K for the year ended
              December 31, 2001 *

   10.15 Employment Agreement dated as of October 18, 2001, among the company, our bank and Charles E. Christmas, is incorporated by reference to exhibit 10.23 of our Form 10-K for the year ended
              December 31, 2001 *

   10.16 Amendment to Employment Agreement dated as of October 17, 2002, among the company, our bank and Gerald R. Johnson, Jr., is incorporated by reference to exhibit 10.21 of our Form 10-K for the year ended December 31, 2002 *

   10.17 Amendment to Employment Agreement dated as of October 17, 2002, among the company, our bank and Michael H. Price, is incorporated by reference to exhibit 10.22 of our Form 10-K for the year ended
              December 31, 2002 *

EXHIBIT NO.                           EXHIBIT DESCRIPTION
-----------                           -------------------
   10.18      Amendment to Employment Agreement dated as of October 17, 2002, among the company, our bank and Robert B. Kaminski, Jr., is incorporated by reference to exhibit 10.23 of our Form 10-K for the year ended December 31, 2002 *

   10.19 Amendment to Employment Agreement dated as of October 17, 2002, among the company, our bank and Charles E. Christmas, is incorporated by reference to exhibit 10.24 of our Form 10-K for the year ended December 31, 2002 *

   10.20 Amendment to Employment Agreement dated as of October 28, 2004, among the company, our bank and Robert B. Kaminski, Jr., is incorporated by reference to exhibit 10.21 of our Form 10-K for the year ended December 31, 2004 *

   10.21 Agreement between our real estate company and Visser Brothers, Inc. dated November 20, 2003, on Standard Form of Agreement
              Between Owner and Contractor where the basis of payment is a stipulated sum is incorporated by reference to exhibit 10.22 of our Form 10-K for the year ended December 31, 2003

   10.22      Junior Subordinated Indenture between us and Wilmington Trust
              Company dated September 16, 2004 providing for the issuance of the Series A and Series B Floating Rate Junior Subordinated Notes due
              2034 is incorporated by reference to exhibit 10.1 of our Form 8-K dated December 15, 2004

   10.23      Amended and Restated Trust Agreement dated September 16, 2004 for
              Mercantile Bank Capital Trust I is incorporated by reference to exhibit 10.2 of our Form 8-K dated December 15, 2004

   10.24 Placement Agreement between us, Mercantile Bank Capital Trust I, and SunTrust Capital Markets, Inc. dated September 16, 2004 is incorporated by reference to exhibit 10.3 of our Form 8-K dated
              December 15, 2004

   10.25      Guarantee Agreement dated September 16, 2004 between Mercantile as
              Guarantor and Wilmington Trust Company as Guarantee Trustee is incorporated by reference to exhibit 10.4 of our Form 8-K dated
              December 15, 2004

   10.26      Non-Lender Bonus Plan 2006, is incorporated by reference to exhibit 10.1 of our Form 8-K dated November 22, 2005 *

   10.27      Form of Agreement Amending Stock Option Agreement, dated November
              17, 2005 issued under our 2004 Employee Stock Option Plan, is incorporated by reference to exhibit 10.1 of our Form 8-K dated
              December 12, 2005 *

   10.28      Second Amendment to Employment Agreement dated as of November 17,
              2005, among the company, our bank and Gerald R. Johnson, Jr. *

   10.29      Second Amendment to Employment Agreement dated as of November 17,
              2005, among the company, our bank and Michael H. Price *

   10.30      Third Amendment to Employment Agreement dated as of November 17,
              2005, among the company, our bank and Robert B. Kaminski, Jr. *

   10.31      Second Amendment to Employment Agreement dated as of November 17,
              2005, among the company, our bank and Charles E. Christmas *

EXHIBIT NO.                           EXHIBIT DESCRIPTION
-----------                           -------------------
   10.32      Form of Mercantile Bank of Michigan Executive Deferred
              Compensation Agreement, that has been entered into between our bank and each of Gerald R. Johnson, Jr., Michael H. Price, Robert
              B. Kaminski, Jr., Charles E. Christmas, and certain other officers of our bank *

   10.33 Form of Mercantile Bank of Michigan Split Dollar Agreement that has been entered into between our bank and each of Gerald R.
              Johnson, Jr., Michael H. Price, Robert B. Kaminski, Jr., Charles
              E. Christmas, and certain other officers of our bank *

   10.34      Director Fee Summary *

   10.35      Lease Agreement between our bank and Joe D. Pentecost Trust dated
              April 29, 2005 for our East Lansing, Michigan office

   10.36      Lease Agreement between our bank and The Conlin Company dated July
              12, 2005 for our Ann Arbor, Michigan office

     21       Subsidiaries of the company

     23       Consent of Independent Registered Public Accounting Firm

     31       Rule 13a-14(a) Certifications

    32.1      Section 1350 Chief Executive Officer Certification

    32.2      Section 1350 Chief Financial Officer Certification

*    Management contract or compensatory plan

(c)  Financial Statements Not Included In Annual Report

     Not applicable

                           MERCANTILE BANK CORPORATION

                        CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2005 and 2004

                           MERCANTILE BANK CORPORATION

                        CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2005 and 2004

                                    CONTENTS

SELECTED FINANCIAL DATA..................................................   F-3

MANAGEMENT'S DISCUSSION AND ANALYSIS.....................................   F-4

REPORTS OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM.................   F-27

REPORT BY MERCANTILE BANK CORPORATION'S MANAGEMENT ON INTERNAL
   CONTROL OVER FINANCIAL REPORTING......................................   F-29

CONSOLIDATED FINANCIAL STATEMENTS

   CONSOLIDATED BALANCE SHEETS...........................................   F-30

   CONSOLIDATED STATEMENTS OF INCOME.....................................   F-31

   CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY............   F-32

   CONSOLIDATED STATEMENTS OF CASH FLOWS.................................   F-34

   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS............................   F-35

                             SELECTED FINANCIAL DATA

                                                                   2005         2004         2003        2002       2001
                                                                ----------   ----------   ----------   --------   --------
                                                                           (In thousands except per share data)
CONSOLIDATED RESULTS OF OPERATIONS:

Interest income                                                 $  102,130   $   69,022   $   54,658   $ 47,632   $ 44,619
Interest expense                                                    46,838       26,595       23,395     24,026     28,249
                                                                ----------   ----------   ----------   --------   --------
Net interest income                                                 55,292       42,427       31,263     23,606     16,370
Provision for loan and lease losses                                  3,790        4,674        3,800      3,002      2,370
Noninterest income                                                   5,661        4,302        4,409      3,101      1,927
Noninterest expense                                                 31,117       23,198       18,071     12,781      9,454
                                                                ----------   ----------   ----------   --------   --------
Income before income tax expense                                    26,046       18,857       13,801     10,924      6,473
Income tax expense                                                   8,145        5,136        3,785      3,167      1,990
                                                                ----------   ----------   ----------   --------   --------
Net income                                                      $   17,901   $   13,721   $   10,016   $  7,757   $  4,483
                                                                ==========   ==========   ==========   ========   ========

CONSOLIDATED BALANCE SHEET DATA:

Total assets                                                    $1,838,210   $1,536,119   $1,203,337   $922,360   $699,187
Cash and cash equivalents                                           36,753       20,811       16,564     28,117     19,938
Securities                                                         181,614      152,965      121,510     96,893     78,818
Loans and leases, net of deferred fees                           1,561,812    1,317,124    1,035,963    771,554    587,248
Allowance for loan and lease losses                                 20,527       17,819       14,379     10,890      8,494
Bank owned life insurance policies                                  28,071       23,750       16,441     14,876      3,991

Deposits                                                         1,419,352    1,159,181      902,892    754,113    569,077
Securities sold under agreements to repurchase                      72,201       56,317       49,545     50,335     36,485
Federal Home Loan Bank advances                                    130,000      120,000       90,000     15,000          0
Subordinated debentures                                             32,990       32,990       16,495     16,495     16,495
Shareholders' equity                                               155,125      141,617      130,201     79,834     71,463

CONSOLIDATED FINANCIAL RATIOS:

Return on average assets                                              1.05%        0.99%        0.96%      0.97%      0.74%
Return on average shareholders' equity                               12.05%       10.16%       10.61%     10.30%      9.05%
Average shareholders' equity to average assets                        8.73%        9.79%        9.00%      9.45%      8.21%

Nonperforming loans and leases to total loans and leases              0.26%        0.22%        0.17%      0.10%      0.24%
Allowance for loan and lease losses to total loans and leases         1.31%        1.35%        1.39%      1.41%      1.45%

Tier 1 leverage capital                                              10.45%       11.53%       12.49%     10.72%     13.00%
Tier 1 leverage risk-based capital                                   10.82%       11.82%       12.60%     10.85%     13.00%
Total risk-based capital                                             12.00%       13.03%       13.84%     12.10%     14.25%

PER SHARE DATA:

Net Income:
   Basic                                                        $     2.36   $     1.82   $     1.57   $   1.29   $   1.01
   Diluted                                                            2.31         1.78         1.53       1.28       1.00

Book value at end of period                                          20.44        18.71        17.26      13.33      11.93
Dividends declared                                                    0.43         0.36         0.32         NA         NA
Dividend payout ratio                                                17.79%       18.60%       18.41%        NA         NA

NA - Not Applicable

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

The following discussion and other portions of this Annual Report contain forward-looking statements that are based on management's beliefs, assumptions, current expectations, estimates and projections about the financial services industry, the economy, and about our company. Words such as "anticipates," "believes," "estimates," "expects," "forecasts," "intends," "is likely," "plans," "projects," and variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions ("Future Factors") that are difficult to predict with regard to timing, extent, likelihood and degree of occurrence. Therefore, actual results and outcomes may materially differ from what may be expressed or forecasted in such forward-looking statements. We undertake no obligation to update, amend, or clarify forward-looking statements, whether as a result of new information, future events (whether anticipated or unanticipated), or otherwise.

Future Factors include changes in interest rates and interest rate relationships; demand for products and services; the degree of competition by traditional and non-traditional competitors; changes in banking regulation; changes in tax laws; changes in prices, levies, and assessments; the impact of technological advances; governmental and regulatory policy changes; the outcomes of contingencies; trends in customer behavior as well as their ability to repay loans; changes in the national and local economies; and other risk factors described in Item 1A of this Annual Report. These are representative of the Future Factors that could cause a difference between an ultimate actual outcome and a preceding forward-looking statement.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The Management's Discussion and Analysis of Financial Condition and Results of Operations is based on Mercantile Bank Corporation's consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan and lease losses, and actual results could differ from those estimates.

The allowance for loan and lease losses is maintained at a level we believe is adequate to absorb probable incurred losses identified and inherent in the loan and lease portfolio. Our evaluation of the adequacy of the allowance for loan and lease losses is an estimate based on reviews of individual loans, assessments of the impact of current and anticipated economic conditions on the portfolio, and historical loss experience. The allowance for loan and lease losses represents management's best estimate, but significant downturns in circumstances relating to loan and lease quality or economic conditions could result in a requirement for an increased allowance for loan and lease losses in the near future. Likewise, an upturn in loan and lease quality or improved economic conditions may result in a decline in the required allowance for loan and lease losses. In either instance, unanticipated changes could have a significant impact on operating earnings.

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

INTRODUCTION

This Management's Discussion and Analysis should be read in conjunction with the consolidated financial statements contained herein. This discussion provides information about the consolidated financial condition and results of operations of Mercantile Bank Corporation and its consolidated subsidiary, Mercantile Bank of Michigan ("our bank"), and of Mercantile Bank Mortgage Company, LLC ("our mortgage company"), Mercantile BIDCO, Inc. ("our BIDCO"), Mercantile Bank Real Estate Co., L.L.C. ("our real estate company") and Mercantile Insurance Center, Inc. ("our insurance company"), which are subsidiaries of our bank. Unless the text clearly suggests otherwise, references to "us," "we," "our," or "the company" include Mercantile Bank Corporation and its wholly-owned subsidiaries referred to above.

We were incorporated on July 15, 1997 as a bank holding company to establish and own our bank. Our bank, after receiving all necessary regulatory approvals, began operations on December 15, 1997. Our bank has a strong commitment to community banking and offers a wide range of financial products and services, primarily to small- to medium-sized businesses, as well as individuals. Our bank's lending strategy focuses on commercial lending, and, to a lesser extent, residential mortgage and consumer lending. Our bank also offers a broad array of deposit products, including checking, savings, money market, and certificates of deposit, as well as security repurchase agreements. Our primary markets are the Grand Rapids, Holland, Lansing and Ann Arbor metropolitan areas. Our bank utilizes certificates of deposit from customers located outside of the primary market area to assist in funding the rapid asset growth our bank has experienced since inception.

Mercantile Bank Capital Trust I ("the Mercantile trust"), a business trust formed by the company, was incorporated in 2004 for the purpose of issuing Series A and Series B Preferred Securities. On September 16, 2004, the Mercantile trust sold the Series A Preferred Securities in a private sale for $16.0 million, and also sold $495,000 of Series A Common Securities to Mercantile Bank Corporation. The proceeds of the Series A Preferred Securities and the Series A Common Securities were used by the Mercantile trust to purchase $16,495,000 of Series A Floating Rate Notes that were issued by Mercantile Bank Corporation on September 16, 2004. Mercantile Bank Corporation used the proceeds of the Series A Floating Rate Notes to finance the redemption on September 17, 2004 of the $16.0 million of 9.60% Cumulative Preferred Securities issued in 1999 by MBWM Capital Trust I. On December 10, 2004, the Mercantile trust sold the Series B Preferred Securities in a private sale for $16.0 million, and also sold $495,000 of Series B Common Securities to Mercantile Bank Corporation. The proceeds of the Series B Preferred Securities and the Series B Common Securities were used by the Mercantile trust to purchase $16,495,000 of Series B Floating Rate Notes that were issued by Mercantile Bank Corporation on December 10, 2004. Substantially all of the net proceeds of the Series B Floating Rate Notes were contributed to our bank as capital to provide support for asset growth, fund investments in loans and securities and for general corporate purposes.

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

Our mortgage company's predecessor, Mercantile Bank Mortgage Company, was formed to increase the profitability and efficiency of the company's mortgage loan operations. Mercantile Bank Mortgage Company initiated business on October 24, 2000 from our bank's contribution of most of its residential mortgage loan portfolio and participation interests in certain commercial mortgage loans. On the same date, our bank had also transferred its residential mortgage origination function to Mercantile Bank Mortgage Company. On January 1, 2004, Mercantile Bank Mortgage Company was reorganized as Mercantile Bank Mortgage Company, LLC, a limited liability company. Mortgage loans originated and held by our mortgage company are serviced by our bank pursuant to a servicing agreement.

On February 7, 2002 our BIDCO was granted a license by the Michigan Office of Financial and Insurance Services to operate as a Michigan Business and Industrial Development Company. Our BIDCO, a non-depository Michigan financial institution, offered equipment lease financing, asset based loans, junior debt facilities and other financing where equity features may be part of the facility pricing. In 2005, we decided to terminate our BIDCO, and dissolved it in December of 2005. The assets of the BIDCO, primarily comprised of two commercial loan relationships, were transferred to our bank.

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

Our real estate company was organized on July 21, 2003, principally to develop, construct and own our new facility in downtown Grand Rapids which serves as our bank's new main office and Mercantile Bank Corporation's headquarters. Construction was completed during the second quarter of 2005.

FINANCIAL CONDITION

We continued to experience significant asset growth during 2005. Assets increased from $1,536.1 million on December 31, 2004 to $1,838.2 million on December 31, 2005. This represents an increase in total assets of $302.1 million, or 19.7%. The increase in total assets was primarily comprised of a $242.0 million increase in net loans and leases and a $28.6 million increase in securities. The increase in assets was primarily funded by a $260.2 million increase in deposits, a $15.9 million increase in repurchase agreements and a $13.5 million increase in shareholders' equity.

EARNING ASSETS

Average earning assets equaled 94.8% of average total assets during 2005, compared to 95.3% during 2004. Although we experienced significant asset growth during 2005, the asset composition remained relatively constant. The loan portfolio continued to comprise a majority of earning assets, followed by securities and federal funds sold.

Our loan and lease portfolio, which equaled 88.8% of average earning assets during 2005, is primarily comprised of commercial loans and leases. Constituting over 91% of loans and leases and growing by $238.8 million during 2005, the commercial loan and lease portfolio represents loans to businesses generally located within our market areas. Approximately 68% of the commercial loan and lease portfolio is primarily secured by real estate properties, with the remaining generally secured by other business assets such as accounts receivable, inventory, and equipment. The continued significant concentration of the loan and lease portfolio in commercial loans and leases and the rapid growth of this portion of our lending business are consistent with our strategy of focusing a substantial amount of our efforts on "wholesale" banking. Corporate and business lending continues to be an area of expertise for our senior management team, and our commercial lenders have extensive commercial lending experience, with most having at least ten years experience. Of each of the loan categories that we originate, commercial loans and leases are most efficiently originated and managed, thus limiting overhead costs by necessitating the attention of fewer full-time employees. Our commercial lending business generates the greatest amount of local deposits and is virtually our only source of significant demand deposits.

Residential mortgage and consumer lending, while equaling less than 9% of total loans and leases during 2005, also experienced strong growth; however, while we expect the residential mortgage loan and consumer loan portfolios to increase in future periods, given our wholesale banking strategy, the commercial sector of the lending efforts and resultant assets are expected to remain the dominant loan portfolio category.

The following tables present the maturity of total loans outstanding, as of December 31, 2005, according to scheduled repayments of principal on fixed rate loans and repricing frequency on variable rate loans. Floating rate loans that are currently at interest rate ceilings are treated as fixed rate loans and are reflected using maturity date and not repricing frequency.

                                              0-1             1-5         After 5
                                             Year            Years         Years           Total
                                        --------------   ------------   -----------   --------------
Construction and land development       $  183,992,000   $ 37,345,000   $ 5,207,000   $  226,544,000
Real estate - secured by 1-4 family
   properties                               65,309,000     49,302,000    13,500,000      128,111,000
Real estate - secured by multi-family
   properties                                4,756,000     25,086,000       272,000       30,114,000
Real estate - secured by
  nonresidential properties                411,197,000    282,490,000    21,276,000      714,963,000
Commercial                                 384,825,000     64,010,000     6,076,000      454,911,000
Leases                                         491,000      1,295,000             0        1,786,000
Consumer                                     1,833,000      3,011,000       539,000        5,383,000
                                        --------------   ------------   -----------   --------------
                                        $1,052,403,000   $462,539,000   $46,870,000   $1,561,812,000
                                        ==============   ============   ===========   ==============
Fixed rate loans                        $   62,898,000   $460,652,000   $46,870,000   $  570,420,000
Floating rate loans                        989,505,000      1,887,000             0      991,392,000
                                        --------------   ------------   -----------   --------------
                                        $1,052,403,000   $462,539,000   $46,870,000   $1,561,812,000
                                        ==============   ============   ===========   ==============

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

The quality of our loan portfolio remains strong, with past due loans and net loan charge-offs below banking industry averages during 2005. As of December 31, 2005, past due and nonaccrual loans and leases totaled $4.0 million, or 0.26% of total loans and leases. At December 31, 2004, past due and nonaccrual loans totaled $2.8 million, or 0.22% of total loans. Net loan and lease charge-offs during 2005 totaled $1.1 million, or 0.08% of average total loans and leases. During 2004 net loan and lease charge-offs totaled $1.2 million, or 0.10% of average total loans and leases. Over 98% of the loan portfolio consists of loans extended directly to companies or individuals doing business and residing within our market areas. The remaining portion is comprised of commercial loans participated with certain unaffiliated commercial banks outside of our market areas, which are underwritten using the same loan criteria as though our bank was the originating bank.

The following table summarizes nonperforming loans and troubled debt restructurings.

                                 December 31,2005   December 31, 2004   December 31, 2003   December 31, 2002   December 31, 2001
                                 ----------------   -----------------   -----------------   -----------------   -----------------
Loans on nonaccrual status          $3,601,000          $2,842,000          $  233,000           $796,000            $382,000
Loans 90 days or more past due
   and accruing interest               394,000                   0           1,552,000                  0                   0
Troubled debt restructurings                 0                   0                   0                  0                   0
                                    ----------          ----------          ----------           --------            --------
   Total                            $3,995,000          $2,842,000          $1,785,000           $796,000            $382,000
                                    ==========          ==========          ==========           ========            ========

The following table summarizes changes in the allowance for loan and lease losses for the past five years.

                                                   2005              2004              2003            2002            2001
                                             --------------    --------------    --------------    ------------    ------------
Loan and leases outstanding at year-end      $1,561,812,000    $1,317,124,000    $1,035,963,000    $771,554,000    $587,248,000
                                             ==============    ==============    ==============    ============    ============
Daily average balance of loans and leases
   outstanding                               $1,432,609,000    $1,177,568,000    $  887,512,000    $669,781,000    $500,965,000
                                             ==============    ==============    ==============    ============    ============
Balance of allowance at beginning of year    $   17,819,000    $   14,379,000    $   10,890,000    $  8,494,000    $  6,302,000
Loans and leases charged-off:
   Commercial, financial and agricultural          (718,000)       (1,328,000)         (471,000)       (696,000)       (247,000)
   Construction and land development               (521,000)                0                 0               0               0
   Leases                                                 0                 0                 0               0               0
   Residential real estate                         (131,000)          (16,000)          (26,000)              0          (4,000)
   Instalment loans to individuals                  (22,000)          (61,000)          (99,000)        (10,000)         (1,000)
                                             --------------    --------------    --------------    ------------    ------------
      Total loans and leases charged-off         (1,392,000)       (1,405,000)         (596,000)       (706,000)       (252,000)
Recoveries of previously charged-off loans
   and leases:
   Commercial, financial and agricultural           298,000           150,000           257,000          78,000          73,000
   Construction and land development                  2,000                 0                 0               0               0
   Leases                                                 0                 0                 0               0               0
   Residential real estate                            6,000                 0            22,000           4,000               0
   Instalment loans to individuals                    4,000            21,000             6,000          18,000           1,000
                                             --------------    --------------    --------------    ------------    ------------
      Total recoveries                              310,000           171,000           285,000         100,000          74,000
                                             --------------    --------------    --------------    ------------    ------------
      Net charge-offs                            (1,082,000)       (1,234,000)         (311,000)       (606,000)       (178,000)
Provision for loan and leases losses              3,790,000         4,674,000         3,800,000       3,002,000       2,370,000
                                             --------------    --------------    --------------    ------------    ------------
Balance of allowance at year-end             $   20,527,000    $   17,819,000    $   14,379,000    $ 10,890,000    $  8,494,000
                                             ==============    ==============    ==============    ============    ============
Ratio of net charge-offs during the period
   to average loans and leases outstanding
   during the period                                  (0.08%)           (0.10%)           (0.04%)         (0.09%)         (0.04%)
                                             ==============    ==============    ==============    ============    ============
Ratio of allowance to loans and leases
   outstanding at end of the period                    1.31%             1.35%             1.39%           1.41%           1.45%
                                             ==============    ==============    ==============    ============    ============

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

The Reserve Analysis, used since the inception of our bank and completed monthly, applies reserve allocation factors to outstanding loan and lease balances to calculate an overall allowance dollar amount. For commercial loans and leases, which continue to comprise a vast majority of our total loans, reserve allocation factors are based upon the loan ratings as determined by our loan rating paradigm that is administered by our loan review function. For retail loans, reserve allocation factors are based upon the type of credit. Adjustments for specific loan relationships, including impaired loans, are made on a case-by-case basis. The reserve allocation factors are primarily based on the experience of senior management making similar loans for almost 20 years. The Reserve Analysis is reviewed regularly by senior management and the Board of Directors and is adjusted periodically based upon identifiable trends and experience.

The following table illustrates the breakdown of the allowance balance to loan type (dollars in thousands) and of the total loan and lease portfolio (in percentages).

                          December 31, 2005   December 31, 2004   December 31, 2003   December 31, 2002  December 31, 2001
                         ------------------  ------------------  ------------------  ------------------  -----------------
                                     Loan                Loan                Loan                Loan               Loan
                          Amount  Portfolio   Amount  Portfolio   Amount  Portfolio   Amount  Portfolio  Amount  Portfolio
                         -------  ---------  -------  ---------  -------  ---------  -------  ---------  ------  ---------
Commercial, financial
   and agricultural      $16,507     76.9%   $15,457     79.8%   $12,220     79.0%   $ 9,188     77.9%   $7,172     81.0%
Construction and land
   development             2,868     14.5      1,581     10.3      1,571     11.4      1,143     13.5       785     10.7
Leases                        30      0.1         39      0.2         26      0.2         11      0.1         0       NA
Residential real estate    1,020      8.2        557      9.3        450      8.9        443      7.9       453      7.2
Instalment loans to
   individuals               102      0.3        185      0.4        112      0.5        105      0.6        84      1.1
Unallocated                    0       NA          0       NA          0       NA          0       NA         0       NA
                         -------    -----    -------    -----    -------    -----    -------    -----    ------    -----
   Total                 $20,527    100.0%   $17,819    100.0%   $14,379    100.0%   $10,890    100.0%   $8,494    100.0%
                         =======    =====    =======    =====    =======    =====    =======    =====    ======    =====

The primary risk elements with respect to commercial loans and leases are the financial condition of the borrower, the sufficiency of collateral, and lack of timely payment. We have a policy of requesting and reviewing periodic financial statements from commercial loan and lease customers, and we periodically review the existence of collateral and its value. The primary risk element with respect to each instalment and residential real estate loan is lack of timely payment. We have a reporting system that monitors past due loans and have adopted policies to pursue creditor's rights in order to preserve our bank's position.

Although we believe that the allowance is adequate to sustain losses as they arise, there can be no assurance that our bank will not sustain losses in any given period that could be substantial in relation to, or greater than, the size of the allowance.

The securities portfolio also experienced significant growth during 2005, increasing from $153.0 million on December 31, 2004 to $181.6 million at December 31, 2005. During 2005, the securities portfolio equaled 10.7% of average earning assets. We maintain the portfolio at levels to provide adequate pledging for the repurchase agreement program and secondary liquidity for our daily operations. In addition, the portfolio serves a primary interest rate risk management function. At December 31, 2005, the portfolio was comprised of high credit quality U.S. Government Agency issued bonds (35%), municipal general obligation and revenue bonds (33%), U.S. Government Agency issued and guaranteed mortgage-backed securities (27%), Federal Home Loan Bank stock (4%) and a mutual fund (1%).

The following table reflects the composition of the securities portfolio.

                                    December 31, 2005           December 31, 2004           December 31, 2003
                                -------------------------   -------------------------   -------------------------
                                  Carrying                    Carrying                    Carrying
                                    Value      Percentage       Value      Percentage       Value      Percentage
                                ------------   ----------   ------------   ----------   ------------   ----------
U.S. Government agency debt
   obligations                  $ 63,712,000      36.7%     $ 56,025,000      38.3%     $ 34,078,000      29.2%
Mortgage-backed securities        48,237,000      27.7        37,801,000      25.9        37,343,000      32.1
Municipal general obligations     53,685,000      30.9        45,063,000      30.8        38,594,000      33.1
Municipal revenue bonds            7,081,000       4.1         7,278,000       5.0         6,518,000       5.6
Mutual fund                        1,012,000       0.6                 0        NA                 0        NA
                                ------------     -----      ------------     -----      ------------     -----
   Total                        $173,727,000     100.0%     $146,167,000     100.0%     $116,533,000     100.0%
                                ============     =====      ============     =====      ============     =====

All securities, with the exception of tax-exempt municipal bonds, have been designated as "available for sale" as defined in Financial Accounting Standards Board Standard (SFAS) No. 115, Accounting for Certain Investments in Debt and Equity Securities. Securities designated as available for sale are stated at fair value, with the unrealized gains and losses, net of income tax, reported as a separate component of shareholders' equity in accumulated other comprehensive income. The fair value of securities designated as available for sale at December 31, 2005 and 2004 was $113.0 million and $93.8 million, respectively. The net unrealized loss recorded at December 31, 2005 was $2.2 million, while the net unrealized gain recorded at December 31, 2004 was $0.2 million. All tax-exempt municipal bonds have been designated as "held to maturity" as defined in SFAS No. 115, and are stated at amortized cost. As of December 31, 2005 and 2004, held to maturity securities had an amortized cost of $60.8 million and $52.3 million and a fair value of $62.9 million and $54.6 million, respectively.

The following table shows by class of maturities as of December 31, 2005, the amounts and weighted average yields of investment securities (1):

                                                     Carrying     Average
                                                       Value       Yield
                                                   ------------   -------
                                                   (Dollars in thousands)
U.S. Treasury securities and obligations of U.S.
   Government agencies and corporations
   One year or less                                $          0       NA
   Over one through five years                        7,844,000     4.54%
   Over five through ten years                       55,868,000     5.05
   Over ten years                                             0       NA
                                                   ------------     ----
                                                     63,712,000     4.99
Obligations of states and political subdivisions
   One year or less                                     906,000     6.88
   Over one through five years                        8,900,000     6.96
   Over five through ten years                       10,957,000     6.39
   Over ten years                                    40,003,000     6.48
                                                   ------------     ----
                                                     60,766,000     6.54
Mortgage-backed securities                           48,237,000     4.92
Mutual fund                                           1,012,000     4.01
                                                   ------------     ----
                                                   $173,727,000     5.51%
                                                   ============     ====

(1) Yields on tax-exempt securities are computed on a fully taxable-equivalent basis.

Federal funds sold, consisting of excess funds sold overnight to correspondent banks, are used to manage daily liquidity needs and interest rate sensitivity. During 2005, the average balance of these funds equaled 0.5% of average earning assets. This level is well within our internal policy guidelines and is not expected to change significantly in the near future.

Cash and due from bank balances increased from $20.7 million at December 31, 2004, to $36.2 million on December 31, 2005, an increase of $15.5 million. The increase was primarily the result of larger amounts of deposits made by our deposit customers on the last business day of 2005 when compared to the last business day of 2004. Our commercial lending and wholesale funding focus results in relatively large day-to-day fluctuations of our cash and due from bank balances; however, relative to our asset size the average balances are generally stable. Cash and due from bank balances averaged $36.8 million, or 2.3% of average assets during 2005, compared to $31.6 million, or 2.4% of average assets, during 2004.

Net premises and equipment increased from $24.6 million at December 31, 2004, to $30.2 million on December 31, 2005, an increase of $5.6 million. The increase primarily reflects the construction costs associated with our new main office facility in downtown Grand Rapids. Construction was completed during the second quarter of 2005.

SOURCE OF FUNDS

Our major sources of funds are from deposits, repurchase agreements and Federal Home Loan Bank ("FHLB") advances. Total deposits increased from $1,159.2 million at December 31, 2004, to $1,419.4 million on December 31, 2005, an increase of $260.2 million, or 22.4%. Included within these numbers is the success we achieved in generating deposit growth from customers located within our market areas during 2005. Local deposits increased from $388.0 million at December 31, 2004, to $456.5 million on December 31, 2005, an increase of $68.5 million, or 17.7%. Despite this success in obtaining funds from local customers, the substantial asset growth has necessitated the continued acquisition of funds from depositors outside of our market areas and FHLB advances. Out-of-area deposits increased from $771.2 million at December 31, 2004, to $962.8 million on December 31, 2005, an increase of $191.6 million, or 24.8%. Repurchase agreements increased from $56.3 million at December 31, 2004, to $72.2 million on December 31, 2005, an increase of $15.9 million, or 28.2%. FHLB advances increased from $120.0 million at December 31, 2004, to $130.0 million on December 31, 2005, an increase of $10.0 million, or 8.3%. At December 31, 2005, local deposits and repurchase agreements equaled 32.6% of total funding liabilities, compared to 33.3% on December 31, 2004.

During 2005 we experienced strong growth in our noninterest-bearing checking deposit accounts. Comprised primarily of business loan customers, noninterest-bearing checking deposit accounts grew $19.1 million, or 18.8%, and equaled 7.2% of average total liabilities during 2005. Interest-bearing checking accounts increased $2.1 million, or 5.7%, and equaled 2.3% of average total liabilities during 2005. Money market deposit accounts decreased $0.2 million, or 1.7%, and equaled 0.6% of average total liabilities during 2005. Business loan customers also comprise the majority of interest-bearing checking and money market deposit accounts, although to a lesser extent than noninterest-bearing checking accounts. Pursuant to Federal law and regulations, incorporated businesses may not own interest-bearing checking accounts and transactions from money market accounts are limited. We anticipate continued overall growth of our check-writing deposit accounts as additional business loans are extended and through the efforts of our branch network and business development activities.

During 2005, savings account balances recorded a decrease of $23.1 million, or 17.9%, and equaled 7.3% of average total liabilities. The decline in savings account balances during 2005 is primarily due to customers opening certificates of deposit with funds from their savings accounts, as rates offered on certificates of deposit have risen at a faster pace than rates offered on savings accounts. Business loan customers also comprise the majority of savings account holders, although to a lesser extent than check-writing accounts. While we anticipate an increase in savings account balances as additional business loans are extended and through the efforts of our branch network and business development activities, the increase may be negatively impacted by potential continued fund transfers to certificate of deposit products.

Certificates of deposit purchased by customers located within our market areas increased significantly during 2005, growing from $108.7 million at December 31, 2004, to $179.3 million on December 31, 2005, an increase of $70.6 million, or 64.9%. These deposits accounted for 9.0% of average total liabilities during 2005. The growth was primarily attributable to individuals and municipalities, and includes new monies to our bank from existing and new customers as well as transfers from existing savings accounts. The increase in local municipality certificates of deposit has been facilitated by our qualifying for funds from new municipal customers and additional funds from existing customers through a combination of our asset growth and increased profitability as measured by the municipalities' investment policy guidelines, and is a trend that we expect to continue.

During 2005, certificates of deposit obtained from customers located outside of our market areas increased by $191.6 million, and represented 57.7% of average total liabilities. At December 31, 2005, out-of-area deposits totaled $962.8 million. Out-of-area deposits consist primarily of certificates of deposit placed by deposit brokers for a fee, but also include certificates of deposit obtained from the deposit owners directly. The owners of the out-of-area deposits include individuals, businesses and governmental units located throughout the country. Out-of-area deposits are utilized to support our asset growth, and are generally a lower cost source of funds when compared to the interest rates that would have to be offered in the local market to generate a sufficient level of funds. During most of 2005, rates paid on new out-of-area deposits were very similar to rates paid on new certificates of deposit issued to local customers. In addition, the overhead costs associated with the out-of-area deposits are considerably less than the overhead costs that would be incurred to administer a similar level of local deposits. Although local deposits have and are expected to increase as new business, governmental and consumer deposit relationships are established and as existing customers increase the balances in their deposit accounts, the relatively high reliance on out-of-area deposits will likely remain.

Repurchase agreements increased $15.9 million and equaled 3.9% of average total liabilities during 2005. As part of our sweep account program, collected funds from certain business noninterest-bearing checking accounts are invested in overnight interest-bearing repurchase agreements. Although not considered a deposit account and therefore not afforded federal deposit insurance, the repurchase agreements have characteristics very similar to that of an interest-bearing checking deposit account.

FHLB advances increased $10.0 million and equaled 8.4% of average total liabilities during 2005. FHLB advances are collateralized by residential mortgage loans, first mortgage liens on multi-family residential property loans, first mortgage liens on commercial real estate property loans, and substantially all other assets of our bank, under a blanket lien arrangement. Our borrowing line of credit at December 31, 2005 totaled $205.8 million. We first started to use FHLB advances in late 2002, and expect to continue to use this funding source, along with out-of-area certificates of deposit, as part of our wholesale funding program.

Shareholders' equity increased $13.5 million and equaled 8.7% of average assets during 2005. The increase was primarily attributable to net income from operations. Net income from operations totaled $17.9 million during 2005. Negatively impacting shareholders' equity during 2005 was the payment of cash dividends, which totaled $3.2 million. Also negatively impacting shareholders' equity was a $1.5 million mark-to-market adjustment for available for sale securities as defined in SFAS No. 115.

RESULTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004

SUMMARY

We recorded strong earnings performance during 2005. Net income was $17.9 million, or $2.36 per basic share and $2.31 per diluted share. This earnings performance compares favorably to net income of $13.7 million, or $1.82 per basic share and $1.78 per diluted share, recorded in 2004. The $4.2 million improvement in net income represents an increase of 30.5%, while diluted earnings per share were up 29.8%. The earnings improvement during 2005 over that of 2004 is primarily attributable to higher net interest income and a lower provision expense, which more than offset an increase in overhead costs.

Net income for 2004 includes an $845,000 ($548,000 after-tax) write-off associated with the unamortized balance of issuance costs related to the redemption of the $16.0 million of 9.60% Cumulative Preferred Securities issued in 1999 by MBWM Capital Trust I. Excluding this one-time expense, net income for 2004 was $14.3 million ($1.89 per basic share and $1.85 per diluted share). We believe excluding the impact of the one-time charge from 2004 operating results and performance measures allows a more meaningful comparison of 2005 results to 2004 results; therefore, the following discussion of our results of operations for the years ended December 31, 2005 and December 31, 2004 includes both GAAP and non-GAAP facts and figures where appropriate.

The following table shows some of the key performance and equity ratios for the years ended December 31, 2005 and 2004.

                                    2005    2004
                                   -----   -----
Return on average total assets      1.05%   0.99%
Return on average equity           12.05   10.16
Dividend payout ratio              17.79   18.60
Average equity to average assets    8.73    9.79

NET INTEREST INCOME

Net interest income, the difference between revenue generated from earning assets and the interest cost of funding those assets, is our primary source of earnings. Interest income (adjusted for tax-exempt income) and interest expense totaled $103.2 million and $46.8 million during 2005, respectively, providing for net interest income of $56.4 million. This performance compares favorably to that of 2004 when interest income and interest expense were $70.0 million and $26.6 million, respectively, providing for net interest income of $43.4 million. In comparing 2005 with 2004, interest income increased 47.4%, interest expense was up 76.0% and net interest income increased 30.0%. The level of net interest income is primarily a function of asset size, as the weighted average interest rate received on earning assets is greater than the weighted average interest cost of funding sources; however, factors such as types of assets and liabilities, interest rate risk, common stock sales, liquidity, and customer behavior also impact net interest income as well as the net interest margin. The net interest margin improved from 3.30% in 2004 to 3.50% in 2005, an increase of 6.1%, primarily due to earning assets repricing faster than interest-bearing liabilities during the increasing interest rate environment that existed during virtually all of 2005.

The following table depicts the average balance, interest earned and paid, and weighted average rate of our assets, liabilities and shareholders' equity during 2005, 2004 and 2003 (dollars in thousands). The table also depicts the dollar amount of change in interest income and interest expense of interest-earning assets and interest-bearing liabilities, segregated between change due to volume and change due to rate. For tax-exempt investment securities, interest income and yield have been computed on a tax equivalent basis using a marginal tax rate of 35%. Securities interest income was increased by $1.1 million, $1.0 million and $0.8 million in 2005, 2004 and 2003, respectively.

                                                             Years ended December 31,
                       ----------------------------------------------------------------------------------------------------
                                     2005                               2004                              2003
                       --------------------------------   -------------------------------   -------------------------------
                         Average                Average     Average               Average     Average               Average
                         Balance    Interest      Rate      Balance    Interest     Rate      Balance    Interest     Rate
                       ----------   --------    -------   ----------   --------   -------   ----------   --------   -------
Taxable securities     $  114,097   $  5,588     4.90%    $   82,107    $ 3,935    4.79%    $   64,957    $ 2,978    4.58%
Tax-exempt
   securities              58,005      3,703     6.38         48,322      3,174    6.57         40,695      2,730    6.71
                       ----------   --------              ----------    -------             ----------    -------
   Total securities       172,102      9,291     5.40        130,429      7,109    5.45        105,652      5,708    5.40
Loans and leases        1,432,609     93,666     6.54      1,177,568     62,791    5.33        887,512     49,700    5.60
Short-term
   investments                582         14     2.41            593          4    0.67            369          1    0.27
Federal funds sold          8,156        266     3.26          5,942         75    1.26          5,083         57    1.12
                       ----------   --------              ----------    -------             ----------    -------
   Total earning
      assets            1,613,449    103,237     6.40      1,314,532     69,979    5.32        998,616     55,466    5.55

Allowance for loan
   and lease losses       (19,048)                           (16,203)                          (12,471)
Cash and due from
   banks                   36,827                             31,587                            23,285
Other non-earning
   assets                  70,769                             49,262                            39,767
                       ----------                         ----------                        ----------
   Total assets        $1,701,997                         $1,379,178                        $1,049,197
                       ==========                         ==========                        ==========

Interest-bearing
   demand deposits     $   36,319   $    707     1.95%    $   32,994    $   427    1.29%    $   28,406    $   353    1.24%
Savings deposits          113,945      2,934     2.57        136,214      2,497    1.83         82,754      1,446    1.75
Money market
   accounts                 9,478        211     2.23          8,788        129    1.47          8,488        111    1.31
Time deposits           1,036,457     35,032     3.38        780,867     18,733    2.40        652,200     18,197    2.79
                       ----------   --------              ----------    -------             ----------    -------
   Total interest-
      bearing
      deposits          1,196,199     38,884     3.25        958,863     21,786    2.27        771,848     20,107    2.61

Short-term
   borrowings              66,814      1,795     2.69         55,816        877    1.57         49,480        712    1.44
Federal Home Loan
   Bank advances          131,137      4,200     3.20        112,869      2,471    2.19         46,630        921    1.98
Long-term
   borrowings              35,014      1,959     5.59         18,938      1,461    7.71         17,394      1,655    9.51
                       ----------   --------              ----------    -------             ----------    -------
   Total interest-
      bearing
      liabilities       1,429,164     46,838     3.28      1,146,486     26,595    2.32        885,352     23,395    2.64
                                    --------                            -------                           -------

Demand deposits           111,892                             90,534                            63,150
Other liabilities          12,352                              7,156                             6,329
                       ----------                         ----------                        ----------
   Total liabilities    1,553,408                          1,244,176                           954,831
Average equity            148,589                            135,002                            94,366
                       ----------                         ----------                        ----------
   Total liabilities
      and equity       $1,701,997                         $1,379,178                        $1,049,197
                       ==========                         ==========                        ==========

Net interest income                 $ 56,399                            $43,384                           $32,071
                                    ========                            =======                           =======
Rate spread                                      3.12%                             3.00%                             2.91%
                                                 ====                              ====                              ====
Net interest margin                              3.50%                             3.30%                             3.21%
                                                 ====                              ====                              ====

                                                                       Years ended December 31,
                                          ---------------------------------------------------------------------------------
                                                       2005 over 2004                            2004 over 2003
                                          ---------------------------------------   ---------------------------------------
                                             Total         Volume         Rate         Total         Volume         Rate
                                          -----------   -----------   -----------   -----------   -----------   -----------
Increase (decrease) in interest income
   Taxable securities                     $ 1,653,000   $ 1,565,000   $    88,000   $   957,000   $   817,000   $   140,000
   Tax exempt securities                      529,000       620,000       (91,000)      444,000       502,000       (58,000)
   Loans                                   30,875,000    15,104,000    15,771,000    13,091,000    15,566,000    (2,475,000)
   Short term investments                      10,000             0        10,000         3,000         1,000         2,000
   Federal funds sold                         191,000        36,000       155,000        18,000        10,000         8,000
                                          -----------   -----------   -----------   -----------   -----------   -----------
      Net change in tax-equivalent
         income                            33,258,000    17,325,000    15,933,000    14,513,000    16,896,000    (2,383,000)
Increase (decrease) in interest expense
   Interest-bearing demand deposits           280,000        47,000       233,000        74,000        59,000        15,000
   Savings deposits                           437,000      (456,000)      893,000     1,051,000       977,000        74,000
   Money market accounts                       82,000        11,000        71,000        18,000         4,000        14,000
   Time deposits                           16,299,000     7,246,000     9,053,000       536,000     3,296,000    (2,760,000)
   Short term borrowings                      918,000       199,000       719,000       165,000        96,000        69,000
   Federal Home Loan Bank advances          1,729,000       448,000     1,281,000     1,550,000     1,440,000       110,000
   Long term borrowings                       498,000       983,000      (485,000)     (194,000)      138,000      (332,000)
                                          -----------   -----------   -----------   ------------  -----------   -----------
      Net change in interest expense       20,243,000     8,478,000    11,765,000     3,200,000     6,010,000    (2,810,000)
                                          -----------   -----------   -----------   -----------   -----------   -----------
         Net change in tax-equivalent
            net interest income           $13,015,000   $ 8,847,000   $ 4,168,000   $11,313,000   $10,886,000   $   427,000
                                          ===========   ===========   ===========   ===========   ===========   ===========

Interest income is primarily generated from the loan portfolio, and to a lesser degree from securities, federal funds sold and short term investments. Interest income increased $33.3 million during 2005 from that earned in 2004, totaling $103.2 million in 2005 compared to $70.0 million in the previous year. The increase is primarily due to the growth in earning assets and a higher interest rate environment during 2005 when compared to 2004. Reflecting the higher interest rates, the yield on average earning assets increased from 5.32% recorded in 2004 to 6.40% in 2005.

The growth in interest income is primarily attributable to an increase in earning assets and an increase in earning asset yields. During 2005, average earning assets increased $298.9 million, increasing from $1,314.5 million in 2004 to $1,613.4 million during 2005. Growth in average total loans and leases, totaling $255.0 million, comprised 85.3% of the increase in average earning assets during 2005. Interest income generated from the loan and lease portfolio increased $30.9 million during 2005 over the level earned in 2004, comprised of an increase of $15.1 million from the growth in the loan and lease portfolio and an increase of $15.8 million due to the increase in the yield earned on the loan portfolio to 6.54% from 5.33%. The increase in the loan and lease portfolio yield is primarily due to a higher interest rate environment during 2005 than in 2004.

Growth in the securities portfolio, partially offset by a slightly lower yield, also added to the increase in interest income during 2005 over that of 2004. Average securities increased by $41.7 million in 2005, increasing from $130.4 million in 2004 to $172.1 million in 2005. The growth equated to an increase in interest income of $2.2 million, while a decrease in the yield earned on the securities portfolio from 5.45% to 5.40% reduced interest income by $0.1 million. Interest income earned on federal funds sold increased by $0.2 million due to a small increase in the average balance and a higher yield during 2005.

Interest expense is primarily generated from interest-bearing deposits, and to a lesser degree from repurchase agreements, FHLB advances and subordinated debentures. Interest expense increased $20.2 million during 2005 from that expensed in 2004, totaling $46.8 million in 2005 compared to $26.6 million in the previous year. The increase in interest expense is primarily attributable to the impact of an increase in interest-bearing liabilities and a higher interest rate environment during 2005 when compared to 2004. Interest-bearing liabilities averaged $1,429.2 million during 2005, or $282.7 million higher than the average interest-bearing liabilities of $1,146.5 million during 2004. This growth resulted in increased interest expense of $8.5 million. An increase in interest expense of $11.7 million was recorded during 2005 primarily due to a higher interest rate environment during 2005 than in 2004. The cost of average interest-bearing liabilities increased from the 2.32% recorded in 2004 to 3.28% in 2005.

Growth in average certificates of deposits, totaling $255.6 million, comprised 90.4% of the increase in average interest-bearing liabilities between 2005 and 2004. Average FHLB advances increased $18.2 million, or 6.4% of the increase in average interest-bearing liabilities in 2005. The certificate of deposit growth during 2005 equated to an increase in interest expense of $7.2 million, with an additional $9.1 million expensed due to the increase in the average rate paid as lower-rate certificates of deposit matured and were either renewed or replaced with higher-costing certificates of deposit during most of 2005. FHLB advance growth during 2005 equated to an increase in interest expense of $0.4 million, with an increased average rate adding an additional $1.3 million to interest expense.

A decline in average savings deposits, totaling $22.3 million, equated to a decrease in interest expense of $0.5 million; however, interest expense of $0.9 million was recorded due to an increase in the average rate paid during 2005. Growth in average interest-bearing checking accounts of $3.3 million equated to a less than $0.1 million increase in interest expense, with an additional $0.2 million of interest expense recorded due to a higher average rate paid during 2005. Average short term borrowings, comprised of repurchase agreements and federal funds purchased, increased $11.0 million during 2005, resulting in increased interest expense of $0.2 million, with an additional interest expense of $0.7 million recorded due to an increase in the average rate paid during 2005.

Growth of $16.1 million in average long-term borrowings, comprised primarily of subordinated debentures but also including deferred director and officer compensation programs, equated to an increase in interest expense of $1.0 million during 2005; however, a decline in the average rate paid on subordinated debentures resulting from the September 2004 refinance, equated to a $0.5 million reduction of interest expense during 2005.

PROVISION FOR LOAN AND LEASE LOSSES

The provision for loan and lease losses totaled $3.8 million during 2005, compared to the $4.7 million expensed during 2004. The decline primarily reflects lower loan and lease growth and a decline in the volume of loan and lease net charge-offs during 2005 when compared to 2004. The allowance as a percentage of total loans outstanding as of December 31, 2005 was 1.31%, compared to 1.35% at year-end 2004. Loan and lease growth during 2005 equaled $244.7 million, compared to loan and lease growth of $281.2 million during 2004. Net loan and lease charge-offs during 2005 totaled $1.1 million, or 0.08% of average total loans and leases. Net loan and lease charge-offs during 2004 totaled $1.2 million, or 0.10% of average total loans and leases.

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

The Reserve Analysis, used since the inception of our bank and completed monthly, applies reserve allocation factors to outstanding loan and lease balances to calculate an overall allowance dollar amount. For commercial loans and leases, which continue to comprise a vast majority of our total loans, reserve allocation factors are based upon the loan ratings as determined by our loan rating paradigm that is administered by our loan review function. For retail loans, reserve allocation factors are based upon the type of credit. Adjustments for specific loan relationships, including impaired loans, are made on a case-by-case basis. The reserve allocation factors are primarily based on the experience of senior management making similar loans for almost 20 years. The Reserve Analysis is reviewed regularly by senior management and the Board of Directors and is adjusted periodically based upon identifiable trends and experience.

NONINTEREST INCOME

Noninterest income totaled $5.7 million in 2005, an increase of $1.4 million from the $4.3 million earned in 2004. Deposit and repurchase agreement service charges increased $0.1 million in 2005, primarily reflecting the growth in the number of deposit accounts and modest increases in the deposit fee structure. The cash surrender value of bank owned life insurance policies increased $0.3 million in 2005, primarily reflecting a higher balance from the purchase of additional policies during the year. Primarily reflecting an increase in volume of activity, residential mortgage banking fees increased $0.2 million during 2005. Other noninterest income includes a gain of $0.7 million which was recognized during 2005 from the sale of state tax credits derived from the construction of the new main office in downtown Grand Rapids.

NONINTEREST EXPENSE

Noninterest expense during 2005 totaled $31.1 million, an increase of $7.9 million over the $23.2 million expensed in 2004. Noninterest expense during 2004 includes an $845,000 write-off associated with the unamortized balance of issuance costs related to the redemption of the $16.0 million of 9.60% Cumulative Preferred Securities issued in 1999 by the MBWM Capital Trust I. Excluding this one-time write-off, noninterest expense during 2004 totaled $22.4 million, with the growth in overhead costs during 2005 equating to $8.7 million.

Of the $8.7 million growth in overhead costs, $4.7 million (54.0%) was in salaries and benefits, which primarily reflects the increase in full-time equivalent employees from 194 at year-end 2004 to 273 at year-end 2005 and annual pay increases. Occupancy, furniture and equipment costs increased $1.6 million (18.4% of total) in 2005, primarily reflecting the opening of our Holland banking office in October of 2004, the opening of our new main office in downtown Grand Rapids during the second quarter of 2005, the opening of our new leased facilities in Lansing and Ann Arbor during the third quarter of 2005 and our increased staffing level.

While the dollar volume of noninterest costs has increased, the growth of net interest income and fee income has increased by a much higher degree. Noninterest costs during 2005 were $8.7 million higher than the level of overhead costs expensed during 2004; however, net interest income and fee income increased a combined $14.2 million during the same time period. Monitoring and controlling our noninterest costs, while at the same time providing high quality service to our customers, is one of our priorities. The efficiency ratio, a banking industry standardized calculation that attempts to reflect the utilization of overhead costs, declined during 2004 but remained well below banking industry averages. Computed by dividing noninterest expenses by net interest income plus noninterest income, the efficiency ratio was 51.1% during 2005, compared to 49.6% during 2004. If the one-time write-off addressed above is excluded from the calculation, our 2004 efficiency ratio improves to 47.8%. The decline in the efficiency ratio is primarily related to the initial overhead costs associated with our expansion into Lansing and Ann Arbor, especially salary and benefit and occupancy expenses.

FEDERAL INCOME TAX EXPENSE

Federal income tax expense was $8.1 million in 2005, an increase of $3.0 million over the $5.1 million expensed during 2004. The increase during 2005 is primarily due to the growth in our pre-federal income tax profitability and an increase in the effective tax rate, the latter of which reflects a lower level of tax-exempt income as a percent of total income.

RESULTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003

SUMMARY

We recorded strong earnings performance during 2004. Net income was $13.7 million, or $1.82 per basic share and $1.78 per diluted share. This earnings performance compares favorably to net income of $10.0 million, or $1.57 per basic share and $1.53 per diluted share, recorded in 2003. The $3.7 million improvement in net income represents an increase of 37.0%, while diluted earnings per share were up 16.1%, with the difference primarily reflecting the impact of our common stock sale during 2003 and resulting increases in average common shares outstanding during 2004. The earnings improvement during 2004 over that of 2003 is primarily attributable to increased net interest income and improved operating efficiencies resulting from asset growth, strong credit culture and controlled overhead expenses.

Net income for 2004 includes an $845,000 ($548,000 after-tax) write-off associated with the unamortized balance of issuance costs related to the redemption of the $16.0 million of 9.60% Cumulative Preferred Securities issued in 1999 by MBWM Capital Trust I. Excluding this one-time expense, net income for 2004 was $14.3 million ($1.89 per basic share and $1.84 per diluted share), which represents a 42.5% increase over net income of $10.0 million ($1.57 per basic share and $1.53 per diluted share) recorded during 2003. We believe excluding the impact of the one-time charge from 2004 operating results and performance measures allows a more meaningful comparison of 2004 results to 2003 results; therefore, the following discussion of our results of operations for the years ended December 31, 2004 and December 31, 2003 includes both GAAP and non-GAAP facts and figures where appropriate.

The following table shows some of the key performance and equity ratios for the years ended December 31, 2004 and 2003.

                                    2004    2003
                                   -----   -----
Return on average total assets      0.99%   0.96%
Return on average equity           10.16   10.61
Dividend payout ratio              18.60   18.41
Average equity to average assets    9.79    9.00

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

Interest expense is primarily generated from interest-bearing deposits, and to a lesser degree from repurchase agreements, FHLB advances and subordinated debentures. Interest expense increased $3.2 million during 2004 from that paid in 2003, totaling $26.6 million in 2004 compared to $23.4 million in the previous year. The increase in interest expense is primarily attributable to the impact of an increase in interest-bearing liabilities during 2004, which was only partially offset by a lower interest rate environment during 2004 when compared to 2003. Interest-bearing liabilities averaged $1,146.5 million during 2004, a level substantially higher than the average interest-bearing liabilities of $885.4 million during 2003. This growth resulted in increased interest expense of $6.0 million. A decrease in interest expense of $2.8 million was recorded during 2004 due to lower interest rates on certificates of deposit and subordinated debentures, which more than offset the impact of higher interest rates on all other interest-bearing liabilities. The cost of average interest-bearing liabilities decreased from the 2.64% recorded in 2003 to 2.32% in 2004.

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

Growth of $1.5 million in average long-term borrowings, comprised primarily of subordinated debentures but also including deferred director and officer compensation programs, equated to an increase in interest expense of $0.1 million during 2004; however, a decline in the average rate paid on subordinated debentures resulting from the September 2004 refinance equated to a $0.3 million reduction of interest expense during 2004.

PROVISION FOR LOAN AND LEASE LOSSES

Primarily reflecting continued loan and lease growth, combined with an increase in net loan and lease losses, the provision for loan and lease losses totaled $4.7 million during 2004, compared to the $3.8 million expensed during 2003. The allowance as a percentage of total loans outstanding as of December 31, 2004 was 1.35%, compared to 1.39% at year-end 2003. Loan and lease growth during 2004 equaled $281.2 million, compared to loan and lease growth of $264.4 million during 2003. Net loan and lease charge-offs during 2004 totaled $1.2 million, or 0.10% of average total loans and leases. Net loan and lease charge-offs during 2003 totaled $0.3 million, or 0.04% of average total loans and leases.

In each accounting period the allowance is adjusted to the amount believed necessary to maintain the allowance at adequate levels. Through the loan review and credit departments, we attempt to allocate specific portions of the allowance based on specifically identifiable problem loans and leases. The evaluation of the allowance is further based on, although not limited to, consideration of the internally prepared Reserve Analysis, composition of the loan and lease portfolio, third party analysis of the loan and lease administration processes and portfolio and general economic conditions. In addition, the rapid commercial loan and lease growth is taken into account.

The Reserve Analysis, used since the inception of our bank and completed monthly, applies reserve allocation factors to outstanding loan and lease balances to calculate an overall allowance dollar amount. For commercial loans and leases, which continue to comprise a vast majority of our total loans, reserve allocation factors are based upon the loan ratings as determined by our loan rating paradigm that is administered by our loan review function. For retail loans, reserve allocation factors are based upon the type of credit. Adjustments for specific loan relationships, including impaired loans, are made on a case-by-case basis. The reserve allocation factors are primarily based on the experience of senior management making similar loans for almost 20 years. The Reserve Analysis is reviewed regularly by senior management and the Board of Directors and is adjusted periodically based upon identifiable trends and experience.

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

NONINTEREST EXPENSE

Noninterest expense during 2004 totaled $23.2 million, an increase of 28.4% over the $18.1 million expensed in 2003. Of the $5.1 million growth in overhead costs, $2.6 million (51.0%) was in salaries and benefits, which primarily reflects the increase in full-time equivalent employees from 161 at year-end 2003 to 194 at year-end 2004 and annual pay increases. Occupancy, furniture and equipment costs increased $0.3 million (11.9%) in 2004 over that expensed in 2003, primarily reflecting the opening of our Holland banking office in October of 2004 and our increased staffing level.

Noninterest expense during 2004 includes an $845,000 write-off associated with the unamortized balance of issuance costs related to the redemption of the $16.0 million of 9.60% Cumulative Preferred Securities issued in 1999 by the MBWM Capital Trust I. Excluding this one-time write-off, noninterest expense during 2004 totaled $22.4 million, an increase of 23.7% over the $18.1 million expensed in 2003.

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

CAPITAL RESOURCES

Shareholders' equity is a noninterest-bearing source of funds that provides support for our asset growth. Shareholders' equity was $155.1 million and $141.6 million at December 31, 2005 and 2004, respectively. The $13.5 million increase during 2005 is primarily attributable to net income from operations. Net income from operations totaled $17.9 million during 2005. Negatively impacting shareholders' equity during 2005 was the payment of cash dividends, which totaled $3.2 million. Also negatively impacting shareholders' equity was a $1.5 million mark-to-market adjustment for available for sale securities as defined in SFAS No. 115.

We and our bank are subject to regulatory capital requirements administered by the State of Michigan and federal banking agencies. Failure to meet the various capital requirements can initiate regulatory action that could have a direct material effect on the financial statements. Our and our bank's capital ratios as of December 31, 2005 and 2004 are disclosed under Note 16 on pages F-54 and F-55 of the Notes to Consolidated Financial Statements.

Our ability to pay cash and stock dividends is subject to limitations under various laws and regulations and to prudent and sound banking practices. On July 6, 2005, we declared a 5% common stock dividend, payable on August 1, 2005 to record holders as of July 18, 2005. This represented the fifth straight year we had declared and paid a 5% stock dividend. Also, during 2005, we paid a cash dividend on our common stock each calendar quarter. These cash dividends totaled $0.43 per share for 2005, and $3.2 million in aggregate amount. On January 10, 2006, we declared a $0.12 per common share cash dividend that will be paid on March 10, 2006 to shareholders of record on February 10, 2006.

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

Our liquidity strategy is to fund loan growth with deposits, repurchase agreements and other borrowed funds and to maintain an adequate level of short- and medium-term investments to meet typical daily loan and deposit activity. Although net deposit and repurchase agreement growth from depositors located in our market areas increased by $84.4 million, or 19.0%, during 2005, the growth was not sufficient to meet the substantial loan growth of $244.7 million and provide monies for additional investing activities. To assist in providing the additional needed funds, we regularly obtained certificates of deposit from customers outside of our market areas. As of December 31, 2005, out-of-area deposits totaled $962.4 million, or 64.6% of combined deposits and repurchase agreements, an increase in dollar volume from the $771.2 million outstanding, and an increase from the 63.4% level of combined deposits and repurchase agreements, as of December 31, 2004.

As a member of the Federal Home Loan Bank of Indianapolis, our bank has access to the FHLB advance borrowing programs. As of December 31, 2005, advances totaled $130.0 million, compared to $120.0 million outstanding as of December 31, 2004. Our borrowing line of credit at December 31, 2005 totaled $205.8 million, with availability of approximately $64.1 million.

We have the ability to borrow money on a daily basis through correspondent banks using established federal funds purchased lines. During 2005, our federal funds purchased position averaged $6.1 million, compared to an average federal funds sold position of $8.2 million. At December 31, 2005, our established unsecured federal funds purchased lines totaled $62.0 million.

The following table reflects, as of December 31, 2005, significant fixed and determinable contractual obligations to third parties by payment date.

                                     One Year or Less   One to Three Years   Three to Five Years   Over Five Years        Total
                                     ----------------   ------------------   -------------------   ---------------   --------------
Deposits without a stated maturity     $277,211,000        $          0          $         0         $         0     $  277,211,000
Certificates of deposits                787,954,000         312,119,000           42,068,000                   0      1,142,141,000
Short term borrowings                    81,801,000                   0                    0                   0         81,801,000
Federal Home Loan Bank advances         100,000,000          30,000,000                    0                   0        130,000,000
Subordinated debentures                           0                   0                    0          32,990,000         32,990,000
Other borrowed money                              0                   0                    0           2,347,000          2,347,000
Operating leases                            262,000             347,000              225,000                   0            834,000

In addition to normal loan funding and deposit flow, we also need to maintain liquidity to meet the demands of certain unfunded loan commitments and standby letters of credit. At December 31, 2005, we had a total of $433.0 million in unfunded loan commitments and $59.0 million in unfunded standby letters of credit. Of the total unfunded loan commitments, $349.7 million were commitments available as lines of credit to be drawn at any time as customers' cash needs vary, and $83.3 million were for loan commitments scheduled to close and become funded within the next twelve months. We monitor fluctuations in loan balances and commitment levels, and include such data in our overall liquidity management.

The following table depicts our loan commitments at the end of the past three years.

                                          31-Dec-05      31-Dec-04      31-Dec-03
                                        ------------   ------------   ------------
Commercial unused lines of credit       $303,115,000   $226,935,000   $176,943,000
Unused lines of credit secured by 1-4
   family residential properties          27,830,000     24,988,000     19,020,000
Credit card unused lines of credit         7,971,000      8,307,000      8,990,000
Other consumer unused lines of credit     10,791,000      5,155,000      5,569,000
Commitments to make loans                 83,280,000     55,440,000     73,570,000
Standby letters of credit                 59,058,000     56,464,000     57,918,000
                                        ------------   ------------   ------------
Total                                   $492,045,000   $377,289,000   $342,010,000
                                        ============   ============   ============

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

The following table depicts our GAP position as of December 31, 2005 (dollars in thousands).

                                           Within      Three to    One to      After
                                            Three       Twelve      Five        Five
                                           Months       Months      Years      Years       Total
                                         ----------   ---------   --------   ---------  ----------
Assets:
   Commercial loans (1)                  $  947,769   $  37,000   $408,931   $ 32,832   $1,426,532
   Leases                                         6         485      1,295          0        1,786
   Residential real estate loans             61,448       3,861     49,302     13,500      128,111
   Consumer loans                             1,699         134      3,011        539        5,383
   Securities (2)                             8,899       1,007     32,095    139,613      181,614
   Short term investments                       545           0          0          0          545
   Allowance for loan and lease losses            0           0          0    (20,527)     (20,527)
   Other assets                                   0           0          0    114,766      114,766
                                         ----------   ---------   --------   --------   ----------
      Total assets                        1,020,366      42,487    494,634    280,723    1,838,210

Liabilities:
   Interest-bearing checking                 39,792           0          0          0       39,792
   Savings                                  106,247           0          0          0      106,247
   Money market accounts                     10,344           0          0          0       10,344
   Time deposits under $100,000              30,475      37,109     36,370          0      103,954
   Time deposits $100,000 and over          255,351     465,018    317,818          0    1,038,187
   Short term borrowings                     81,801           0          0          0       81,801
   Federal Home Loan Bank advances           25,000      75,000     30,000          0      130,000
   Long term borrowings                      35,337           0          0          0       35,337
   Noninterest-bearing checking                   0           0          0    120,828      120,828
   Other liabilities                              0           0          0     16,595       16,595
                                         ----------   ---------   --------   --------   ----------
      Total liabilities                     584,347     577,127    384,188    137,423    1,683,085
Shareholders' equity                              0           0          0    155,125      155,125
                                         ----------   ---------   --------   --------   ----------
Total sources of funds                      584,347     577,127    384,188    292,548    1,838,210
                                         ----------   ---------   --------   --------   ----------
Net asset (liability) GAP                $  436,019   $(534,640)  $110,446   $(11,825)
                                         ==========   =========   ========   ========
Cumulative GAP                           $  436,019   $ (98,621)  $ 11,825
                                         ==========   =========   ========
Percent of cumulative GAP to
   total assets                                23.7%      (5.4%)      0.6%
                                         ==========   =========   ========

(1) Floating rate loans that are currently at interest rate ceilings are treated as fixed rate loans and are reflected using maturity date and not repricing frequency.

(2) Mortgage-backed securities are categorized by expected maturities based upon prepayment trends as of December 31, 2005.

The following table depicts our GAP position as of December 31, 2004 (dollars in thousands).

                                          Within     Three to    One to      After
                                           Three      Twelve      Five       Five
                                          Months      Months      Years      Years       Total
                                         --------   ---------   --------   --------   ----------
Assets:
   Commercial loans (1)                  $884,981   $  20,595   $256,722   $ 24,620   $1,186,918
   Leases                                     335          32      2,206          0        2,573
   Residential real estate loans           76,084       2,286     31,274     12,991      122,635
   Consumer loans                           1,578         192      3,174         54        4,998
   Securities (2)                           6,798       1,134     20,547    124,486      152,965
   Short term investments                     149           0          0          0          149
   Allowance for loan and lease losses          0           0          0    (17,819)     (17,819)
   Other assets                                 0           0          0     83,700       83,700
                                         --------   ---------   --------   --------   ----------
      Total assets                        969,925      24,239    313,923    228,032    1,536,119

Liabilities:
   Interest-bearing checking               37,649           0          0          0       37,649
   Savings                                129,374           0          0          0      129,374
   Money market accounts                   10,528           0          0          0       10,528
   Time deposits under $100,000            27,688      33,846     38,258          0       99,792
   Time deposits $100,000 and over        181,526     365,994    232,576          0      780,096
   Short term borrowings                   71,317           0          0          0       71,317
   Federal Home Loan Bank advances         25,000      50,000     45,000          0      120,000
   Long term borrowings                    34,599           0          0          0       34,599
   Noninterest-bearing checking                 0           0          0    101,742      101,742
   Other liabilities                            0           0          0      9,405        9,405
                                         --------   ---------   --------   --------   ----------
      Total liabilities                   517,681     449,840    315,834    111,147    1,394,502
Shareholders' equity                                                        141,617      141,617
                                         --------   ---------   --------   --------   ----------
Total sources of funds                    517,681     449,840    315,834    252,764    1,536,119
                                         --------   ---------   --------   --------   ----------
Net asset (liability) GAP                $452,244   $(425,601)  $ (1,911)  $(24,732)
                                         ========   =========   ========   ========
Cumulative GAP                           $452,244   $  26,643   $ 24,732
                                         ========   =========   ========
Percent of cumulative GAP to
   total assets                              29.4%        1.7%       1.6%
                                         ========   =========   ========

(1) Floating rate loans that are currently at interest rate floors are treated as fixed rate loans and are reflected using maturity date and not repricing frequency.

(2) Mortgage-backed securities are categorized by expected maturities based upon prepayment trends as of December 31, 2004.

The second interest rate risk measurement used is commonly referred to as net interest income simulation analysis. We believe that this methodology provides a more accurate measurement of interest rate risk than the GAP analysis, and therefore, it serves as our primary interest rate risk measurement technique. The simulation model assesses the direction and magnitude of variations in net interest income resulting from potential changes in market interest rates. Key assumptions in the model include prepayment speeds on various loan and investment assets; cash flows and maturities of interest-sensitive assets and liabilities; and changes in market conditions impacting loan and deposit volume and pricing. These assumptions are inherently uncertain, subject to fluctuation and revision in a dynamic environment; therefore, the model cannot precisely estimate net interest income or exactly predict the impact of higher or lower interest rates on net interest income. Actual results will differ from simulated results due to timing, magnitude, and frequency of interest rate changes and changes in market conditions and our strategies, among other factors.

We conducted multiple simulations as of December 31, 2005, in which it was assumed that changes in market interest rates occurred ranging from up 200 basis points to down 200 basis points in equal quarterly instalments over the next twelve months. The following table reflects the suggested impact on net interest income over the next twelve months, which is well within our policy parameters established to manage and monitor interest rate risk.

                                         Dollar Change In     Percent Change In
Interest Rate Scenario                 Net Interest Income   Net Interest Income
----------------------                 -------------------   -------------------
Interest rates down 200 basis points       $(4,952,000)             (8.7)%
Interest rates down 100 basis points        (3,664,000)             (6.4)
No change in interest rates                 (2,385,000)             (4.2)
Interest rates up 100 basis points            (410,000)             (0.7)
Interest rates up 200 basis points           1,551,000               2.7

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

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
Mercantile Bank Corporation
Grand Rapids, Michigan

We have audited the accompanying consolidated balance sheets of Mercantile Bank Corporation as of December 31, 2005 and 2004, and the related consolidated statements of income, changes in shareholders' equity and cash flows for each of the three years in the period ended December 31, 2005. These financial statements are the responsibility of Mercantile's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Mercantile Bank Corporation as of December 31, 2005 and 2004, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2005 in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Mercantile Bank Corporation's internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated February 23, 2006 expressed an unqualified opinion thereon.


                                        /s/ Crowe Chizek and Company LLC
                                        ----------------------------------------
                                        Crowe Chizek and Company LLC

Grand Rapids, Michigan
February 23, 2006

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
Mercantile Bank Corporation
Grand Rapids, Michigan

We have audited management's assessment, included in the accompanying Management's Report on Internal Control Over Financial Reporting, that Mercantile Bank Corporation maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Mercantile Bank Corporation's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the company's internal control over financial reporting based on our audit.

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

In our opinion, management's assessment that Mercantile Bank Corporation maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also in our opinion, Mercantile Bank Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of Mercantile Bank Corporation and our report dated February 23, 2006 expressed an unqualified opinion on those consolidated financial statements.


                                        /s/ Crowe Chizek and Company LLC
                                        ----------------------------------------
                                        Crowe Chizek and Company LLC

Grand Rapids, Michigan
February 23, 2006

February 23, 2006

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

Management assessed the Company's systems of internal control over financial reporting presented in conformity with generally accepted principles as of December 31, 2005. This assessment was based on criteria for effective internal control over financial reporting described in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management believes that, as of December 31, 2005, Mercantile Bank Corporation maintained effective control over financial reporting presented in conformity with generally accepted accounting principles based on those criteria.

The Company's independent auditors have issued an audit report on our assessment of the Company's internal control over financial reporting.

Mercantile Bank Corporation


/s/ Gerald R. Johnson, Jr.
-------------------------------------
Gerald R. Johnson, Jr.
Chairman and Chief Executive Officer


/s/ Charles E. Christmas
-------------------------------------
Charles E. Christmas
Senior Vice President -
Chief Financial Officer

                           MERCANTILE BANK CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                           December 31, 2005 and 2004

                                                                     2005             2004
                                                                --------------   --------------
ASSETS
   Cash and due from banks                                      $   36,208,000   $   20,662,000
   Short term investments                                              545,000          149,000
                                                                --------------   --------------
      Total cash and cash equivalents                               36,753,000       20,811,000
   Securities available for sale                                   112,961,000       93,826,000
   Securities held to maturity (fair value of $62,850,000 at
      December 31, 2005 and $54,621,000 at December 31, 2004)       60,766,000       52,341,000
   Federal Home Loan Bank stock                                      7,887,000        6,798,000
   Total loans and leases                                        1,561,812,000    1,317,124,000
   Allowance for loan and lease losses                             (20,527,000)     (17,819,000)
                                                                --------------   --------------
      Total loans and leases, net                                1,541,285,000    1,299,305,000
   Premises and equipment, net                                      30,206,000       24,572,000
   Bank owned life insurance policies                               28,071,000       23,750,000
   Accrued interest receivable                                       8,274,000        5,644,000
   Other assets                                                     12,007,000        9,072,000
                                                                --------------   --------------
      Total assets                                              $1,838,210,000   $1,536,119,000
                                                                ==============   ==============

LIABILITIES AND SHAREHOLDERS' EQUITY
   Deposits
      Noninterest-bearing                                       $  120,828,000   $  101,742,000
      Interest-bearing                                           1,298,524,000    1,057,439,000
                                                                --------------   --------------
         Total                                                   1,419,352,000    1,159,181,000
   Securities sold under agreements to repurchase                   72,201,000       56,317,000
   Federal funds purchased                                           9,600,000       15,000,000
   Federal Home Loan Bank advances                                 130,000,000      120,000,000
   Subordinated debentures                                          32,990,000       32,990,000
   Other borrowed money                                              2,347,000        1,609,000
   Accrued expenses and other liabilities                           16,595,000        9,405,000
                                                                --------------   --------------
         Total liabilities                                       1,683,085,000    1,394,502,000
   Shareholders' equity
      Preferred stock, no par value; 1,000,000 shares
        authorized, none issued                                              0                0
      Common stock, no par value; 20,000,000 shares
        authorized; 7,590,526 and 7,192,461 shares issued
        and outstanding at December 31, 2005 and 2004              148,533,000      131,010,000
      Retained earnings                                              8,000,000       10,475,000
      Accumulated other comprehensive income (loss)                 (1,408,000)         132,000
                                                                --------------   --------------
      Total shareholders' equity                                   155,125,000      141,617,000
                                                                --------------   --------------
      Total liabilities and shareholders' equity                $1,838,210,000   $1,536,119,000
                                                                ==============   ==============

          See accompanying notes to consolidated financial statements.

                           MERCANTILE BANK CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME
                  Years ended December 31, 2005, 2004 and 2003

                                                                    2005           2004          2003
                                                                ------------   -----------   -----------
Interest income
   Loans and leases, including fees                             $ 93,666,000   $62,791,000   $49,700,000
   Securities, taxable                                             5,588,000     3,935,000     2,978,000
   Securities, tax-exempt                                          2,596,000     2,217,000     1,922,000
   Federal funds sold                                                266,000        75,000        57,000
   Short-term investments                                             14,000         4,000         1,000
                                                                ------------   -----------   -----------
      Total interest income                                      102,130,000    69,022,000    54,658,000
Interest expense
   Deposits                                                       38,884,000    21,786,000    20,107,000
   Short-term borrowings                                           1,795,000       877,000       712,000
   Federal Home Loan Bank advances                                 4,200,000     2,471,000       921,000
   Long-term borrowings                                            1,959,000     1,461,000     1,655,000
                                                                ------------   -----------   -----------
      Total interest expense                                      46,838,000    26,595,000    23,395,000
                                                                ------------   -----------   -----------
NET INTEREST INCOME                                               55,292,000    42,427,000    31,263,000
Provision for loan and lease losses                                3,790,000     4,674,000     3,800,000
                                                                ------------   -----------   -----------
NET INTEREST INCOME AFTER PROVISION FOR LOAN AND LEASE LOSSES     51,502,000    37,753,000    27,463,000
Noninterest income
   Service charges on accounts                                     1,391,000     1,255,000     1,178,000
   Increase in cash surrender value of bank owned life
      insurance policies                                             997,000       735,000       780,000
   Letter of credit fees                                             422,000       450,000       189,000
   Residential mortgage banking fees                                 634,000       440,000       987,000
   Gain on sale of commercial loans                                   84,000       225,000             0
   Gain on sale of securities                                              0        78,000       321,000
   Other income                                                    2,133,000     1,119,000       954,000
                                                                ------------   -----------   -----------
      Total noninterest income                                     5,661,000     4,302,000     4,409,000
Noninterest expense
   Salaries and benefits                                          18,635,000    13,956,000    11,371,000
   Occupancy                                                       2,641,000     1,588,000     1,386,000
   Furniture and equipment                                         1,667,000     1,093,000     1,009,000
   Data processing                                                 1,186,000       880,000       822,000
   Advertising                                                       554,000       465,000       325,000
   Other expense                                                   6,434,000     5,216,000     3,158,000
                                                                ------------   -----------   -----------
      Total noninterest expenses                                  31,117,000    23,198,000    18,071,000
                                                                ------------   -----------   -----------
INCOME BEFORE FEDERAL INCOME TAX EXPENSE                          26,046,000    18,857,000    13,801,000
Federal income tax expense                                         8,145,000     5,136,000     3,785,000
                                                                ------------   -----------   -----------
NET INCOME                                                      $ 17,901,000   $13,721,000   $10,016,000
                                                                ============   ===========   ===========
Earnings per share:
   Basic                                                        $       2.36   $      1.82   $      1.57
                                                                ============   ===========   ===========
   Diluted                                                      $       2.31   $      1.78   $      1.53
                                                                ============   ===========   ===========

          See accompanying notes to consolidated financial statements.

                          MERCANTILE BANK CORPORATION
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                  Years ended December 31, 2005, 2004 and 2003

                                                                                   Accumulated Other       Total
                                                        Common        Retained       Comprehensive     Shareholders'
                                                         Stock        Earnings       Income/(Loss)         Equity
                                                     ------------   ------------   -----------------   -------------
BALANCES, JANUARY 1, 2003                            $ 75,530,000   $  3,250,000       $1,054,000      $ 79,834,000
Sale of common stock, net of issuance
   costs, 1,515,502 shares                             42,818,000                                        42,818,000
Employee stock purchase plan, 2,072 shares                 57,000                                            57,000
Dividend reinvestment plan, 4,078 shares                  119,000                                           119,000
Stock option exercises, 33,503 shares                     301,000                                           301,000
Stock tendered for stock option
   exercises, 11,436 shares                              (265,000)                                         (265,000)
Cash dividends ($0.32 per share)                                      (1,845,000)                        (1,845,000)
Comprehensive income:
   Net income                                                         10,016,000                         10,016,000
   Change in net unrealized gain on securities
      available for sale, net of reclassifications
      and tax effect                                                                     (834,000)         (834,000)
                                                                                                       ------------
      Total comprehensive income                                                                          9,182,000
                                                     ------------   ------------     ------------      ------------

BALANCES, DECEMBER 31, 2003                           118,560,000     11,421,000          220,000       130,201,000
Payment of 5% stock dividend                           12,111,000    (12,115,000)                            (4,000)
Employee stock purchase plan, 2,275 shares                 79,000                                            79,000
Dividend reinvestment plan, 3,576 shares                  123,000                                           123,000
Stock option exercises, 54,304 shares                     524,000                                           524,000
Stock tendered for stock option
   exercises, 11,484 shares                              (387,000)                                         (387,000)
Cash dividends ($0.36 per share)                                      (2,552,000)                        (2,552,000)
Comprehensive income:
   Net income                                                         13,721,000                         13,721,000
   Change in net unrealized gain on securities
      available for sale, net of reclassifications
      and tax effect                                                                      (88,000)          (88,000)
                                                                                                       ------------
      Total comprehensive income                                                                         13,633,000
                                                     ------------   ------------     ------------      ------------

BALANCES, DECEMBER 31, 2004                           131,010,000     10,475,000          132,000       141,617,000

          See accompanying notes to consolidated financial statements.

                          MERCANTILE BANK CORPORATION
     CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (Continued)
                  Years ended December 31, 2005, 2004 and 2003

                                                                            Accumulated Other       Total
                                                 Common        Retained       Comprehensive     Shareholders'
                                                  Stock        Earnings       Income/(Loss)         Equity
                                              ------------   ------------   -----------------   -------------
BALANCES, DECEMBER 31, 2004                    131,010,000     10,475,000          132,000       141,617,000
Payment of 5% stock dividend                    17,187,000    (17,191,000)                            (4,000)
Employee stock purchase plan, 2,373 shares          97,000                                            97,000
Dividend reinvestment plan, 3,904 shares           159,000                                           159,000
Stock option exercises, 39,898 shares              396,000                                           396,000
Stock tendered for stock option
   exercises, 7,660 shares                        (316,000)                                         (316,000)
Cash dividends ($0.43 per share)                               (3,185,000)                        (3,185,000)
Comprehensive income:
   Net income                                                  17,901,000                         17,901,000
   Change in net unrealized gain (loss) on
      securities available for sale, net of
      reclassifications and tax effect                                          (1,540,000)       (1,540,000)
                                                                                                ------------
      Total comprehensive income                                                                  16,361,000
                                              ------------   ------------      -----------      ------------
BALANCES, DECEMBER 31, 2005                   $148,533,000   $  8,000,000      $(1,408,000)     $155,125,000
                                              ============   ============      ===========      ============

          See accompanying notes to consolidated financial statements.

                           MERCANTILE BANK CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  Years ended December 31, 2005, 2004 and 2003

                                                                   2005            2004            2003
                                                              -------------   -------------   -------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income                                                 $  17,901,000   $  13,721,000   $  10,016,000
   Adjustments to reconcile net income
      to net cash from operating activities
      Depreciation and amortization                               2,555,000       1,699,000       1,948,000
      Provision for loan and lease losses                         3,790,000       4,674,000       3,800,000
      Federal Home Loan Bank stock dividends                       (146,000)        (72,000)              0
      Gain on sale of loans                                         (84,000)       (225,000)              0
      Gain on sale of securities                                          0         (78,000)       (321,000)
      Net change in
         Accrued interest receivable                             (2,630,000)     (1,546,000)       (762,000)
         Bank owned life insurance policies                        (997,000)       (735,000)       (780,000)
         Other assets                                            (2,537,000)     (1,478,000)     (1,377,000)
         Accrued expenses and other liabilities                   7,190,000       2,315,000       1,083,000
                                                              -------------   -------------   -------------
            Net cash from operating activities                   25,042,000      18,275,000      13,607,000

CASH FLOWS FROM INVESTING ACTIVITIES
   Purchases of:
      Securities available for sale                             (38,217,000)    (54,718,000)    (58,388,000)
      Securities held to maturity                               (10,065,000)     (8,521,000)    (10,126,000)
      Federal Home Loan Bank stock                                 (943,000)     (1,749,000)     (4,191,000)
   Proceeds from:
      Sales of securities available for sale                              0       1,748,000      15,983,000
      Maturities, calls and repayments of
         securities available for sale                           16,686,000      30,382,000      29,153,000
      Maturities, calls and repayments of
         securities held to maturity                              1,586,000       1,256,000       1,495,000
   Loan originations and payments, net                         (245,686,000)   (282,170,000)   (264,720,000)
   Purchases of premises and equipment, net                      (7,677,000)    (10,516,000)     (4,293,000)
   Purchases of bank owned life insurance policies               (3,324,000)     (6,574,000)       (785,000)
                                                              -------------   -------------   -------------
            Net cash from investing activities                 (287,640,000)   (330,862,000)   (295,872,000)

CASH FLOWS FROM FINANCING ACTIVITIES
   Net increase in deposits                                     260,171,000     256,289,000     148,779,000
   Net increase/(decrease) in securities sold under
      agreements to repurchase                                   15,884,000       6,772,000        (790,000)
   Proceeds from Federal Home Loan Bank advances                 75,000,000      75,000,000      95,000,000
   Pay-off of Federal Home Loan Bank advances                   (65,000,000)    (45,000,000)    (20,000,000)
   Proceeds from issuance of subordinated debentures                      0      32,990,000               0
   Pay-off of subordinated debentures                                     0     (16,495,000)              0
   Net increase in other borrowed money                          (4,662,000)      9,495,000       6,538,000
   Net proceeds from sale of common stock                                 0               0      42,818,000
   Cash paid in lieu of fractional shares on stock dividend          (4,000)         (4,000)              0
   Employee stock purchase plan                                      97,000          79,000          57,000
   Dividend reinvestment plan                                       159,000         123,000         119,000
   Stock option exercises, net                                       80,000         137,000          36,000
   Cash dividends                                                (3,185,000)     (2,552,000)     (1,845,000)
                                                              -------------   -------------   -------------
            Net cash from financing activities                  278,540,000     316,834,000     270,712,000
                                                              -------------   -------------   -------------

Net change in cash and cash equivalents                          15,942,000       4,247,000     (11,553,000)
Cash and cash equivalents at beginning of period                 20,811,000      16,564,000      28,117,000
                                                              -------------   -------------   -------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                    $  36,753,000   $  20,811,000   $  16,564,000
                                                              =============   =============   =============

Supplemental disclosures of cash flow information
   Cash paid during the year for
      Interest                                                $  40,671,000   $  25,107,000   $  23,261,000
      Federal income tax                                          8,657,000       6,125,000       4,985,000

          See accompanying notes to consolidated financial statements.

                           MERCANTILE BANK CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2005 and 2004

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation: The consolidated financial statements include the accounts of Mercantile Bank Corporation ("Mercantile") and its subsidiary, Mercantile Bank of Michigan ("Bank"), and of Mercantile Bank Mortgage Company, LLC ("Mortgage Company"), Mercantile BIDCO, Inc. ("Mercantile BIDCO"), Mercantile Bank Real Estate Co., L.L.C. ("Mercantile Real Estate") and Mercantile Insurance Center, Inc. ("Mercantile Insurance"), subsidiaries of our bank, after elimination of significant intercompany transactions and accounts.

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

Nature of Operations: Mercantile was incorporated on July 15, 1997 to establish and own the Bank based in Grand Rapids, Michigan. The Bank is a community-based financial institution. The Bank began operations on December 15, 1997. The Bank's primary deposit products are checking, savings, and term certificate accounts, and its primary lending products are commercial loans, commercial leases, residential mortgage loans, and instalment loans. Substantially all loans and leases are secured by specific items of collateral including business assets, real estate and consumer assets. Commercial loans and leases are expected to be repaid from cash flow from operations of businesses. Real estate loans are secured by both commercial and residential real estate. The Bank's loan accounts are primarily with customers located in the Grand Rapids, Holland, Lansing and Ann Arbor metropolitan areas. The Bank's retail deposits are also from customers located within those areas. As an alternative source of funds, the Bank has also issued certificates to depositors outside of the Bank's primary market areas. Substantially all revenues are derived from banking products and services and investment securities.

Mercantile Trust was formed during 2004. All of the common securities of this special purpose trust are owned by Mercantile. Mercantile Trust exists solely to issue capital securities.

                                   (Continued)

                           MERCANTILE BANK CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2005 and 2004

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

On February 7, 2002, Mercantile BIDCO, a wholly-owned subsidiary of the Bank, was granted a license by the Michigan Office of Financial and Insurance Services to operate as a Michigan Business and Industrial Development Company, a non-depository Michigan financial institution. Mercantile BIDCO offered equipment lease financing, asset based loans, junior debt facilities and other financing where equity features may be part of the facility pricing. At our request the license was rescinded and the BIDCO was dissolved in late 2005. The assets of the BIDCO, primarily comprised of two commercial loan relationships, were transferred to our Bank.

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

Mercantile Real Estate was organized on July 21, 2003, principally to develop, construct, and own a new facility in downtown Grand Rapids that serves as our bank's main office and Mercantile Bank Corporation's headquarters. This facility was placed into service during the second quarter of 2005.

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

Securities: Debt securities classified as held to maturity are carried at amortized cost when management has the positive intent and ability to hold them to maturity. Debt securities are classified as available for sale when they might be sold prior to maturity. Equity securities with readily determinable fair values are classified as available for sale. Securities available for sale are carried at fair value, with unrealized holding gains and losses reported in other comprehensive income, net of tax. Other securities such as Federal Home Loan Bank stock are carried at cost.

                                   (Continued)

                           MERCANTILE BANK CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2005 and 2004

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Interest income includes amortization of purchase premiums or discounts. Premiums and discounts on securities are amortized on the level-yield method without anticipating prepayments, except for mortgage-backed securities where prepayments are anticipated. Gains and losses on sales are recorded on trade date and determined using the specific identification method.

Declines in the fair value of securities below their cost that are other than temporary are reflected as realized losses. In estimating other-than-temporary losses, management considers: (1) the length of time and extent that fair value has been less than cost, (2) the financial condition and near term prospects of the issuer, and (3) the Company's ability and intent to hold the security for a period sufficient to allow for any anticipated recovery in fair value.

Loans and Leases: Loans and leases that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are reported at the principal balance outstanding, net of unearned interest, deferred loan fees and costs and an allowance for loan and lease losses. Interest income is accrued on the unpaid principal balance. Loan origination fees, net of certain direct origination costs, are deferred and recognized in interest income using the level-yield method without anticipating prepayments.

Interest income on commercial loans and leases and mortgage loans is discontinued at the time the loan is 90 days delinquent unless the loan is well-secured and in process of collection. Consumer and credit card loans are typically charged-off no later than 120 days past due. Past due status is based on the contractual terms of the loan or lease. In all cases, loans and leases are placed on nonaccrual or charged-off at an earlier date if collection of principal and interest is considered doubtful.

All interest accrued but not received for loans and leases placed on nonaccrual is reversed against interest income. Interest received on such loans and leases is accounted for on the cash-basis or cost-recovery method, until qualifying for return to accrual. Loans and leases are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured.

Loans Held for Sale: Mortgage loans originated and intended for sale in the secondary market are carried at the lower of aggregate cost or market, as determined by outstanding commitments from investors. Net unrealized losses, if any, are recorded as a valuation allowance and charged to earnings. Such loans are sold service released. Residential mortgage banking fees include fees on direct brokered mortgage loans and the net gain on sale of mortgage loans originated for sale.

Allowance for Loan and Lease Losses: The allowance for loan and lease losses is a valuation allowance for probable incurred credit losses. Loan and lease losses are charged against the allowance when management believes the uncollectibility of a loan or lease balance is confirmed. Subsequent recoveries, if any, are credited to the allowance. Management estimates the allowance balance required using past loan and lease loss experience, the nature and volume of the portfolio, information about specific borrower situations and estimated collateral values, and economic conditions and other factors. Allocations of the allowance may be made for specific loans and leases, but the entire allowance is available for any loan or lease that, in management's judgment, should be charged-off.

                                   (Continued)

                           MERCANTILE BANK CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2005 and 2004

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

A loan or lease is considered impaired when, based on current information and events, it is probable the Company will be unable to collect the scheduled payments of principal and interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan or lease and the borrower, including the length of delay, the reasons for the delay, the borrower's prior payment record and the amount of the shortfall in relation to the principal and interest owed. Impairment is measured on a loan-by-loan basis for commercial loans and leases and construction loans by either the present value of expected future cash flows discounted at the loan's effective interest rate, the loan's obtainable market price or the fair value of collateral if the loan is collateral dependent. Large groups of smaller balance homogeneous loans are collectively evaluated for impairment. The Company does not separately identify individual residential and consumer loans for impairment disclosures.

Transfer of Financial Assets: Transfers of financial assets are accounted for as sales when control over the assets has been surrendered. Control over transferred assets is deemed to be surrendered when: (1) the assets have been isolated from the corporation, (2) the transferee obtains the right (free of conditions that constrain it from taking advantage of that right) to pledge or exchange the transferred assets, and (3) the corporation does not maintain effective control over the transferred assets through an agreement to repurchase them before their maturity.

Premises and Equipment: Land is carried at cost. Premises and equipment are stated at cost less accumulated depreciation. Buildings and related components are depreciated using the straight-line method with useful lives ranging from 5 to 33 years. Furniture, fixtures and equipment are depreciated using the straight-line method with useful lives ranging from 3 to 7 years. Maintenance, repairs and minor alterations are charged to current operations as expenditures occur and major improvements are capitalized.

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

                                   (Continued)

                           MERCANTILE BANK CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2005 and 2004

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

                                                  2005          2004          2003
                                              -----------   -----------   -----------
Net income as reported                        $17,901,000   $13,721,000   $10,016,000
Deduct: Stock-based compensation expense
   determined under fair value based method       861,000       323,000       378,000
                                              -----------   -----------   -----------
Pro forma net income                           17,040,000    13,398,000     9,638,000

Basic earnings per share as reported          $      2.36   $      1.82   $      1.57
Pro forma basic earnings per share                   2.25          1.78          1.51

Diluted earnings per share as reported        $      2.31   $      1.78   $      1.53
Pro forma diluted earnings per share                 2.20          1.74          1.48

The pro forma effects are computed using option pricing models, using the following weighted-average assumptions as of grant date.

                                    2005      2004      2003
                                  -------   -------   -------
Risk-free interest rate              4.12%     3.45%     3.25%
Expected option life              7 Years   7 Years   7 Years
Expected stock price volatility        26%       22%       22%
Dividend yield                          1%        1%        1%

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

Financial Instruments and Loan Commitments: Financial instruments include off-balance-sheet credit instruments, such as commitments to make loans and commercial letters of credit, issued to meet customer financing needs. The face amount for these items represents the exposure to loss, before considering customer collateral or ability to repay. Such financial instruments are recorded when they are funded. Instruments, such as standby letters of credit that are considered financial guarantees in accordance with FASB Interpretation No. 45, are recorded at fair value.

Fair Values of Financial Instruments: Fair values of financial instruments are estimated using relevant market information and other assumptions, as more fully disclosed separately. Fair value estimates involve uncertainties and matters of significant judgment regarding interest rates, credit risk, prepayments and other factors, especially in the absence of broad markets for particular items. Changes in assumptions or in market conditions could significantly affect the estimates. The fair value estimates of existing on- and off-balance sheet financial instruments do not include the value of anticipated future business or the values of assets and liabilities not considered financial instruments.

Earnings Per Share: Basic earnings per share is based on weighted average common shares outstanding during the period. Diluted earnings per share include the dilutive effect of additional potential common shares issuable under stock options. Earnings per share are restated for all stock dividends, including the 5% stock dividends paid on August 1, 2005, May 3, 2004 and February 3, 2003. The fair value of shares issued in stock dividends is transferred from retained earnings to common stock.

                                   (Continued)

                           MERCANTILE BANK CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2005 and 2004

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Comprehensive Income: Comprehensive income consists of net income and other comprehensive income. Other comprehensive income includes unrealized gains and losses on securities available for sale which are also recognized as separate components of equity.

New Accounting Pronouncements: FAS 123, Revised, requires all public companies to record compensation cost for stock options provided to employees in return for employment service. The cost is measured at the fair value of the options when granted, and this cost is expensed over the employment service period, which is normally the vesting period of the options. This will apply to awards granted or modified in fiscal years beginning 2006. Compensation cost will also be recorded for prior option grants that vest after the date of adoption. The effect on results of operations will depend on the level of future option grants and the calculation of the fair value of the options granted at such future date, as well as the vesting periods provided, and so cannot currently be predicted. Existing options that will vest after adoption date are expected to result in additional compensation expense of approximately $200,000 during 2006, and $27,000 in 2007 and $17,000 in 2008. There will be no significant effect on financial position as total equity will not change.

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

                                   (Continued)

                           MERCANTILE BANK CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2005 and 2004

NOTE 2 - SECURITIES

The fair value of available for sale securities and the related gross unrealized gains and losses recognized in accumulated other comprehensive income (loss) were as follows:

                                               Gross        Gross
                               Amortized    Unrealized    Unrealized       Fair
                                 Cost          Gains        Losses         Value
                             ------------   ----------   -----------   ------------
2005
U.S. Government agency
   debt obligations          $ 64,665,000    $ 15,000    $  (968,000)  $ 63,712,000
Mortgage-backed securities     49,426,000      39,000     (1,228,000)    48,237,000
Mutual fund                     1,035,000           0        (23,000)     1,012,000
                             ------------    --------    -----------   ------------
                             $115,126,000    $ 54,000    $(2,219,000)  $112,961,000
                             ============    ========    ===========   ============

2004
U.S. Government agency
   debt obligations          $ 55,912,000    $241,000    $  (128,000)  $ 56,025,000
Mortgage-backed securities     37,711,000     255,000       (165,000)    37,801,000
                             ------------    --------    -----------   ------------
                             $ 93,623,000    $496,000    $  (293,000)  $ 93,826,000
                             ============    ========    ===========   ============

The carrying amount, unrecognized gains and losses, and fair value of securities held to maturity were as follows:

                                                         Gross       Gross
                                          Carrying    Unrealized   Unrealized       Fair
                                           Amount        Gains       Losses         Value
                                        -----------   ----------   ----------   ------------
2005
   Municipal general obligation bonds   $53,685,000   $1,859,000   $(101,000)   $55,443,000
   Municipal revenue bonds                7,081,000      339,000     (13,000)     7,407,000
                                        -----------   ----------   ---------    -----------
                                        $60,766,000   $2,198,000   $(114,000)   $62,850,000
                                        ===========   ==========   =========    ===========
2004
   Municipal general obligation bonds   $45,063,000   $2,066,000   $ (88,000)   $47,041,000
   Municipal revenue bonds                7,278,000      325,000     (23,000)     7,580,000
                                        -----------   ----------   ---------    -----------
                                        $52,341,000   $2,391,000   $(111,000)   $54,621,000
                                        ===========   ==========   =========    ===========

                                   (Continued)

                           MERCANTILE BANK CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2005 and 2004

NOTE 2 - SECURITIES (Continued)

Securities with unrealized losses at year-end 2005 and 2004, aggregated by investment category and length of time that individual securities have been in a continuous loss position are as follows:

                                Less than 12 Months          12 Months or More                 Total
                             -------------------------   ------------------------   --------------------------
                                 Fair       Unrealized       Fair      Unrealized       Fair       Unrealized
Description of Securities       Value          Loss         Value         Loss         Value          Loss
-------------------------    -----------   -----------   -----------   ---------    ------------   -----------
2005
U.S. Government agency
   debt obligations          $51,082,000   $  (705,000)  $ 5,735,000   $(263,000)   $ 56,817,000   $  (968,000)
Mortgage-backed securities    32,794,000      (749,000)   13,284,000    (479,000)     46,078,000    (1,228,000)
Mutual fund                    1,012,000       (23,000)            0           0       1,012,000       (23,000)
Municipal general
   obligation bonds            7,156,000       (65,000)    1,565,000     (36,000)      8,721,000      (101,000)
Municipal revenue bonds                0             0       723,000     (13,000)        723,000       (13,000)
                             -----------   -----------   -----------   ---------    ------------   -----------
                             $92,044,000   $(1,542,000)  $21,307,000   $(791,000)   $113,351,000   $(2,333,000)
                             ===========   ===========   ===========   =========    ============   ===========

2004
U.S. Government agency
   debt obligations          $ 1,976,000   $   (22,000)  $ 3,893,000   $(106,000)   $  5,869,000   $  (128,000)
Mortgage-backed securities     5,666,000       (16,000)   10,532,000    (149,000)     16,198,000      (165,000)
Municipal general
   obligation bonds              744,000        (8,000)    2,357,000     (80,000)      3,101,000       (88,000)
Municipal revenue bonds          813,000        (9,000)      536,000     (14,000)      1,349,000       (23,000)
                             -----------   -----------   -----------   ---------    ------------   -----------
                             $ 9,199,000   $   (55,000)  $17,318,000   $(349,000)   $ 26,517,000   $  (404,000)
                             ===========   ===========   ===========   =========    ============   ===========

We evaluate securities for other-than-temporary impairment at least on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. Consideration is given to the length of time and the extent to which the fair value has been less than cost, the financial condition and near-term prospects of the issuer, and the intent and ability we have to retain our investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value. In analyzing an issuer's financial condition, we may consider whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred and the results of reviews of the issuer's financial condition.

At December 31, 2005, $113.4 million in debt securities and a mutual fund have unrealized losses with aggregate depreciation of 2.0% from the amortized cost basis. After we considered whether the securities were issued by the federal government or its agencies and whether downgrades by bond rating agencies had occurred, we determined that unrealized losses were due to an increasing interest rate environment. As we have the ability to hold debt securities until maturity, or for the foreseeable future if classified as available for sale, no declines are deemed to be other than temporary.

                                   (Continued)

                           MERCANTILE BANK CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2005 and 2004

NOTE 2 - SECURITIES (Continued)

The amortized cost and fair values of debt securities at year-end 2005, by contractual maturity, are shown below. The contractual maturity is utilized below for U.S. Government agency debt obligations and municipal bonds. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity date, primarily mortgage backed securities, are shown separately.

The maturities of securities and their weighted average yields at December 31, 2005 are shown in the following table. The yields for municipal securities are shown at their tax equivalent yield.

                                       Held-to-Maturity                       Available-for-Sale
                             ------------------------------------   --------------------------------------
                             Weighted                               Weighted
                              Average     Carrying        Fair       Average     Amortized        Fair
                               Yield       Amount        Value        Yield        Cost           Value
                             --------   -----------   -----------   --------   ------------   ------------
Due in one year or less        6.88%    $   906,000   $   912,000       NA     $          0   $          0
Due from one to five years     6.96       8,900,000     9,243,000     4.54%       7,967,000      7,844,000
Due from five to ten years     6.39      10,957,000    11,289,000     5.05       56,698,000     55,868,000
Due after ten years            6.48      40,003,000    41,406,000       NA                0              0
Mortgage-backed                  NA               0             0     4.92       49,426,000     48,237,000
Mutual fund                      NA               0             0     4.01        1,035,000      1,012,000
                                        -----------   -----------              ------------   ------------
                               6.54%    $60,766,000   $62,850,000     4.98%    $115,126,000   $112,961,000
                                        ===========   ===========              ============   ============

During 2005, there were no securities sold. During 2004, securities with an aggregate amortized cost basis of $1.7 million were sold, resulting in a gross realized gain of $78,000. During 2003, securities with an aggregate amortized cost basis of $15.7 million were sold, resulting in a gross realized gain of $324,000 and a gross realized loss of $3,000.

At year-end 2005 and 2004, the amortized cost of securities issued by the state of Michigan and all its political subdivisions totaled $60.8 million and $52.3 million, with an estimated market value of $62.9 million and $54.6 million, respectively. Total securities of any other specific issuer, other than the U.S. Government and its agencies, did not exceed 10% of shareholders' equity.

The carrying value of securities that are pledged to repurchase agreements and other deposits was $81.7 million and $70.9 million at December 31, 2005 and 2004, respectively.

                                   (Continued)

                           MERCANTILE BANK CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2005 and 2004

NOTE 3 - LOANS AND LEASES AND ALLOWANCE FOR LOAN AND LEASE LOSSES

Year-end loans and leases are as follows:

                                     December 31, 2005        December 31, 2004      Percent
                                  ----------------------   ----------------------   Increase/
                                     Balance         %         Balance        %     (Decrease)
                                  --------------   -----   --------------   -----   ----------
Real Estate:
   Construction and land
      development                 $  226,544,000    14.5%  $  136,705,000    10.3%     65.7%
   Secured by 1 - 4
      family properties              128,111,000     8.2      122,635,000     9.3       4.5
   Secured by multi-
      family properties               30,114,000     2.0       35,183,000     2.7     (14.4)
   Secured by
      nonresidential properties      714,963,000    45.8      649,415,000    49.3      10.1
Commercial                           454,911,000    29.1      365,615,000    27.8      24.4
Leases                                 1,786,000     0.1        2,573,000     0.2     (30.6)
Consumer                               5,383,000     0.3        4,998,000     0.4       7.7
                                  --------------   -----   --------------   -----     -----
                                  $1,561,812,000   100.0%  $1,317,124,000   100.0%     18.6%
                                  ==============   =====   ==============   =====     =====

Activity in the allowance for loan and lease losses is as follows:

                                          2005          2004          2003
                                      -----------   -----------   -----------
Beginning balance                     $17,819,000   $14,379,000   $10,890,000
Provision for loan and lease losses     3,790,000     4,674,000     3,800,000
Charge-offs                            (1,392,000)   (1,405,000)     (596,000)
Recoveries                                310,000       171,000       285,000
                                      -----------   -----------   -----------
   Ending balance                     $20,527,000   $17,819,000   $14,379,000
                                      ===========   ===========   ===========

Impaired loans and leases were as follows:

                                                                          2005         2004
                                                                       ----------   ----------
Year-end loans with no allocated allowance for loan and lease losses   $1,390,000   $        0
Year-end loans with allocated allowance for loan and lease losses         965,000    2,729,000
                                                                       ----------   ----------
                                                                       $2,355,000   $2,729,000
                                                                       ==========   ==========
Amount of the allowance for loan and lease losses allocated            $  399,000   $  477,000
Average of impaired loans during the year                               2,460,000    2,845,000

The Bank recognized no interest income on impaired loans during 2005, 2004 or 2003. Nonperforming loans include both smaller balance homogenous loans that are collectively evaluated for impairment and individually classified impaired loans.

                                   (Continued)

                          MERCANTILE BANK CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2005 and 2004

NOTE 3 - LOANS AND LEASES AND ALLOWANCE FOR LOAN AND LEASE LOSSES (Continued)

Nonperforming loans and leases were as follows:

                                                                    2005         2004
                                                                 ----------   ----------
Loans and leases past due over 90 days still accruing interest   $  394,000   $        0
Nonaccrual loans and leases                                       3,601,000    2,842,000
                                                                 ----------   ----------
                                                                 $3,995,000   $2,842,000
                                                                 ==========   ==========

Concentrations within the loan portfolio were as follows at year-end:

                                               2005                            2004
                                  -----------------------------   -----------------------------
                                                  Percentage of                   Percentage of
                                     Balance     Loan Portfolio      Balance     Loan Portfolio
                                  ------------   --------------   ------------   --------------
Commercial real estate loans to
   lessors of non-residential
   buildings                      $417,470,000        26.7%       $364,230,000        27.7%

NOTE 4 - PREMISES AND EQUIPMENT, NET

Year-end premises and equipment are as follows:

                                           2005          2004
                                       -----------   -----------
Land and improvements                  $ 7,135,000   $ 6,482,000
Buildings and leasehold improvements    18,450,000    16,547,000
Furniture and equipment                 10,351,000     6,327,000
                                       -----------   -----------
                                        35,936,000    29,356,000
Less: accumulated depreciation           5,730,000     4,784,000
                                       -----------   -----------
                                       $30,206,000   $24,572,000
                                       ===========   ===========

Depreciation expense in 2005, 2004 and 2003 totaled $2,043,000, $1,248,000, and
$1,162,000, respectively.

We entered into lease arrangements for our banking facilities in East Lansing and Ann Arbor, Michigan during 2005. Rent expense for these two facilities totaled $144,000 during 2005. Minimum rent commitments under the operating leases were as follows, before considering renewal options that generally are present:

2006       262,000
2007       197,000
2008       150,000
2009       150,000
2010        75,000
           -------
   Total   834,000
           =======

                                  (Continued)

                          MERCANTILE BANK CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2005 and 2004

NOTE 5 - DEPOSITS

Deposits at year-end are summarized as follows:

                          December 31, 2005        December 31, 2004       Percent
                       ----------------------   ----------------------    Increase/
                           Balance        %         Balance        %     (Decrease)
                       --------------   -----   --------------   -----   ----------
Noninterest-bearing
   demand              $  120,828,000     8.5%  $  101,742,000     8.8%     18.8%
Interest-bearing
   checking                39,792,000     2.8       37,649,000     3.2       5.7
Money market               10,344,000     0.7       10,528,000     0.9      (1.7)
Savings                   106,247,000     7.5      129,374,000    11.2     (17.9)
Time, under $100,000       23,906,000     1.7        8,963,000     0.8     166.7
Time, $100,000 and
   over                   155,401,000    11.0       99,760,000     8.6      55.8
                       --------------   -----   --------------   -----     -----
                          456,518,000    32.2      388,016,000    33.5      17.7
Out-of-area time,
   under $100,000          80,048,000     5.6       90,829,000     7.8     (11.9)
Out-of-area time,
   $100,000 and over      882,786,000    62.2      680,336,000    58.7      29.8
                       --------------   -----   --------------   -----     -----
                          962,834,000    67.8      771,165,000    66.5      24.9
                       --------------   -----   --------------   -----     -----
                       $1,419,352,000   100.0%  $1,159,181,000   100.0%     22.4%
                       ==============   =====   ==============   =====     =====

Out-of-area certificates of deposit consist of certificates obtained from depositors outside of the primary market area. As of December 31, 2005, out-of-area certificates of deposit totaling $946.9 million were obtained through deposit brokers, with the remaining $15.9 million obtained directly from the depositors.

The following table depicts the maturity distribution for time deposits at year-end.

                      2005            2004
                 --------------   ------------
In one year      $  787,954,000   $609,055,000
In two years        243,652,000    191,079,000
In three years       68,467,000     40,044,000
In four years        33,649,000     21,252,000
In five years         8,419,000     18,458,000
                 --------------   ------------
                 $1,142,141,000   $879,888,000
                 ==============   ============

The following table depicts the maturity distribution for certificates of deposit with balances of $100,000 or more at year-end.

                                   2005            2004
                              --------------   ------------
Up to three months            $  255,351,000   $181,526,000
Three months to six months       186,830,000    136,349,000
Six months to twelve months      278,189,000    229,645,000
Over twelve months               317,817,000    232,576,000
                              --------------   ------------
                              $1,038,187,000   $780,096,000
                              ==============   ============

                                  (Continued)

                          MERCANTILE BANK CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2005 and 2004

NOTE 6 - SHORT-TERM BORROWINGS

Information relating to short-term borrowings, comprised entirely of securities sold under agreements to repurchase, at year-end is summarized below:

                                                     2005          2004
                                                 -----------   -----------
Outstanding balance at year-end                  $72,201,000   $56,317,000
Weighted average interest rate at year-end              3.31%         1.90%
Average daily balance during the year             60,743,000    49,935,000
Weighted average interest rate during the year          2.63%         1.57%
Maximum month end balance during the year         74,639,000    61,678,000

Securities sold under agreements to repurchase (repurchase agreements) generally have original maturities of less than one year. Repurchase agreements are treated as financings and the obligations to repurchase securities sold are reflected as liabilities. Securities involved with the repurchase agreements are recorded as assets of the Bank and are primarily held in safekeeping by correspondent banks. Repurchase agreements are offered principally to certain large deposit customers as uninsured deposit equivalent investments. Repurchase agreements were secured by securities with a market value of $80.7 million and $69.9 million at year-end 2005 and 2004, respectively.

NOTE 7 - FEDERAL HOME LOAN BANK ADVANCES

At year-end, advances from the Federal Home Loan Bank were as follows.

                                                                    2005           2004
                                                                ------------   ------------
Maturities January 2006 through May 2008, fixed rates from
   2.13% to 4.92%, averaging 3.68%                               120,000,000

Maturities in May 2006, floating rates tied to Libor indices,
   averaging 4.42%                                                10,000,000

Maturities January 2005 through December 2006, fixed rates
   from 1.66% to 3.47%, averaging 2.51%                                         110,000,000

Maturities in May 2006, floating rates tied to Libor indices,
   averaging 2.32%                                                               10,000,000
                                                                ------------   ------------
                                                                $130,000,000   $120,000,000
                                                                ============   ============

Each advance is payable at its maturity date, and is subject to a prepayment fee if paid prior to the maturity date. The advances are collateralized by residential mortgage loans, first mortgage liens on multi-family residential property loans, first mortgage liens on commercial real estate property loans, and substantially all other assets of the Bank, under a blanket lien arrangement. Our borrowing line of credit as of December 31, 2005 totaled $205.8 million.

Maturities over the next five years are:

2006   $100,000,000
2007     25,000,000
2008      5,000,000
2009              0
2010              0

                                  (Continued)

                          MERCANTILE BANK CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2005 and 2004

NOTE 8 - FEDERAL INCOME TAXES

The consolidated provision for income taxes is as follows:

                                                  2005         2004          2003
                                               ----------   ----------   -----------
Current                                        $9,124,000   $5,981,000   $ 5,153,000
Deferred benefit                                 (979,000)    (845,000)   (1,253,000)
Effect of restating deferred tax asset @ 35%            0            0      (115,000)
                                               ----------   ----------   -----------
   Tax expense                                 $8,145,000   $5,136,000   $ 3,785,000
                                               ==========   ==========   ===========

Income tax expense was less than the amount computed by applying the statutory federal income tax rate to income before income taxes. The reasons for the difference are as follows:

                                        2005         2004         2003
                                     ----------   ----------   ----------
Statutory rates                      $9,116,000   $6,600,000   $4,830,000
Increase (decrease) from
   Tax-exempt interest                 (792,000)    (708,000)    (606,000)
   Life insurance                      (349,000)    (257,000)    (273,000)
   Effect of tax bracket surcharge            0            0     (100,000)
   Rehabilitation tax credits                 0     (429,000)           0
   Other                                170,000      (70,000)     (66,000)
                                     ----------   ----------   ----------
      Tax expense                    $8,145,000   $5,136,000   $3,785,000
                                     ==========   ==========   ==========

The net deferred tax asset recorded includes the following amounts of deferred tax assets and liabilities:

                                                 2005         2004
                                              ----------   ----------
Deferred tax assets
   Allowance for loan and lease losses        $7,184,000   $6,237,000
   Unrealized loss on securities available
      for sale                                   758,000            0
   Deferred loan fees                            307,000      401,000
   Deferred compensation                         821,000      563,000
   Other                                         239,000       27,000
                                              ----------   ----------
                                               9,309,000    7,228,000
Deferred tax liabilities
   Unrealized gain on securities available
      for sale                                         0       71,000
   Depreciation                                  947,000      711,000
   Other                                         515,000      407,000
                                              ----------   ----------
                                               1,462,000    1,189,000
                                              ----------   ----------
Net deferred tax asset                        $7,847,000   $6,039,000
                                              ==========   ==========

A valuation allowance related to deferred tax assets is required when it is considered more likely than not that all or part of the benefits related to such assets will not be realized. Management has determined that no valuation allowance was required at year-end 2005 or 2004.

                                  (Continued)

                          MERCANTILE BANK CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2005 and 2004

NOTE 9 - STOCK OPTION PLANS

Stock option plans are used to reward directors and employees and provide them with additional equity interest. Stock options granted to non-employee directors are at 125% of the market price on the date of grant, fully vest after five years and expire ten years from the date of grant. Stock options granted to employees are granted at the market price on the date of grant, generally fully vest after one year and expire ten years from the date of grant. Stock options granted to non-executive officers during 2005 vested about three weeks after being granted. At year-end 2005, there were 231,791 shares authorized for future option grants. Information about option grants follows.

A summary of the activity in the plan is as follows.

                                   2005                  2004                  2003
                           -------------------   -------------------   ------------------
                                      Weighted              Weighted              Weighted
                                       Average               Average               Average
                                      Exercise              Exercise              Exercise
                            Shares      Price     Shares     Price      Shares     Price
                           --------   --------   --------   --------   --------   --------
Outstanding at beginning
   of year                  295,850    $18.66     306,456    $14.26     299,652    $11.46
Granted                      45,750     39.56      44,138     38.25      41,708     30.60
Exercised                   (39,898)     9.93     (54,304)     9.65     (33,503)     8.98
Forfeited or expired         (1,259)    37.12        (440)    29.34      (1,401)    27.48
                           --------    ------    --------    ------    --------    ------
Outstanding at
   end of year              300,443    $22.93     295,850    $18.66     306,456    $14.26
                           ========    ======    ========    ======    ========    ======
Options exercisable
   at year-end              257,437    $21.22     230,231    $14.30     250,208    $11.28
                           ========    ======    ========    ======    ========    ======
Fair value of options
   granted during year     $  14.22              $  10.34              $   7.59
                           ========              ========              ========

Options outstanding at year-end 2005 were as follows:

                                       Outstanding                     Exercisable
                          -------------------------------------   ---------------------
                                    Weighted Average   Weighted              Weighted
                                        Remaining       Average               Average
Range of                               Contractual     Exercise               Exercise
Exercise Prices            Number        Life            Price     Number      Price
---------------           -------   ----------------   --------   -------   -----------
$ 6.00 - $ 8.00             9,603       1.6 Years       $ 7.84      9,603      $ 7.84
$ 8.01 - $10.00            46,360       4.0 Years         9.10     46,360        9.10
$10.01 - $12.00            30,999       2.8 Years        10.68     30,999       10.68
$12.01 - $14.00            33,992       5.8 Years        13.72     33,992       13.72
$16.01 - $18.00            44,856       6.6 Years        17.69     37,584       17.79
$22.01 - $24.00             6,936       6.8 Years        22.25          0          NA
$28.01 - $30.00            32,456       7.8 Years        29.34     32,456       29.34
$36.01 - $38.00            42,666       8.7 Years        37.06     33,693       37.12
$38.01 - $40.00            45,750       9.9 Years        39.56     32,750       39.56
$44.01 - $46.00             6,825       8.8 Years        44.41          0          NA
                          -------                                 -------
Outstanding at year end   300,443       6.5 Years       $22.93    257,437      $21.22
                          =======                                 =======

                                  (Continued)

                          MERCANTILE BANK CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2005 and 2004

NOTE 9 - STOCK OPTION PLANS (Continued)

Options outstanding at year-end 2005, 2004 and 2003 were as follows:

                                   2005         2004         2003
                                ----------   ----------   ----------
Minimum exercise price          $     7.84   $     7.84   $     7.84
Maximum exercise price               44.41        44.41        36.69
Average remaining option term    6.5 Years    6.5 Years    6.5 Years

NOTE 10 - RELATED PARTIES

Certain directors and executive officers of the Bank, including their immediate families and companies in which they are principal owners, were loan customers of the Bank. At year-end 2005 and 2004, the Bank had $14.0 million and $14.2 million in loan commitments to directors and executive officers, of which $8.9 million and $10.2 million were outstanding at year-end 2005 and 2004, respectively, as reflected in the following table.

                        2005          2004
                    -----------   -----------
Beginning balance   $10,210,000   $ 6,271,000
New loans               761,000     5,209,000
Repayments           (2,106,000)   (1,270,000)
                    -----------   -----------
   Ending balance   $ 8,865,000   $10,210,000
                    ===========   ===========

Related party deposits and repurchase agreements totaled $13.3 million and $15.5 million at year-end 2005 and 2004, respectively.

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

These instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized, if any, in the balance sheet. The Bank's maximum exposure to loan loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual notional amount of those instruments. The Bank uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments. Collateral, such as accounts receivable, securities, inventory, property and equipment, is generally obtained based on management's credit assessment of the borrower. If required, estimated loss exposure resulting from these instruments is expensed and recorded as a liability. The balance of the liability account related to loan commitments was $0.5 million and $0.2 million at year-end 2005 and 2004, respectively.

                                  (Continued)

                           MERCANTILE BANK CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2005 and 2004

NOTE 11 - COMMITMENTS AND OFF-BALANCE-SHEET RISK (Continued)

At year-end 2005 and 2004, the rates on existing off-balance sheet instruments were substantially equivalent to current market rates, considering the underlying credit standing of the counterparties.

The Bank's maximum exposure to credit losses for loan commitments and standby letters of credit outstanding at year-end was as follows:

                                                     2005           2004
                                                 ------------   ------------
Commercial unused lines of credit                $303,115,000   $226,935,000
Unused lines of credit secured by 1 - 4 family
   residential properties                          27,830,000     24,988,000
Credit card unused lines of credit                  7,971,000      8,307,000
Other consumer unused lines of credit              10,791,000      5,155,000
Commitments to make loans                          83,280,000     55,440,000
Standby letters of credit                          59,058,000     56,464,000
                                                 ------------   ------------
                                                 $492,045,000   $377,289,000
                                                 ============   ============

Commitments to make loans generally reflect our binding obligations to existing and prospective customers to extend credit, including line of credit facilities secured by accounts receivable and inventory, and term debt secured by either real estate or equipment. In most instances, line of credit facilities are for a one year term and are at a floating rate tied to the prime rate. For term debt secured by real estate, customers are generally offered a floating rate tied to the prime rate and a fixed rate currently ranging from 7.00% to 8.00%. These credit facilities generally balloon within five years, with payments based on amortizations ranging from 10 to 25 years. For term debt secured by non-real estate collateral, customers are generally offered a floating rate tied to the prime rate and a fixed rate currently ranging from 7.00% to 8.00%. These credit facilities generally mature and fully amortize within five years.

The following instruments are considered financial guarantees under FASB Interpretation 45. These instruments are carried at fair value.

                                     2005                     2004
                            ----------------------   ----------------------
                              Contract    Carrying     Contract    Carrying
                               Amount       Value       Amount       Value
                            -----------   --------   -----------   --------
Standby letters of credit   $59,058,000   $205,000   $56,464,000   $226,000

The Bank was required to have $8.6 million and $7.7 million of cash on hand or on deposit with the Federal Reserve Bank of Chicago to meet regulatory reserve and clearing requirements at year-end 2005 and 2004, respectively. These balances do not earn interest.

NOTE 12 - BENEFIT PLANS

Mercantile has a 401(k) benefit plan that covers substantially all of its employees. Mercantile's 2005, 2004 and 2003 matching 401(k) contribution charged to expense was $554,000, $413,000 and $327,000, respectively. The percent of Mercantile's matching contributions to the 401(k) is determined annually by the Board of Directors. The 401(k) benefit plan allows employee contributions up to 15% of their compensation, which are matched at 100% of the first 5% of the compensation contributed. Matching contributions are immediately vested.

                                  (Continued)

                           MERCANTILE BANK CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2005 and 2004

NOTE 12 - BENEFIT PLANS (Continued)

Mercantile has a deferred compensation plan in which all persons serving on the Board of Directors may defer all or portions of their annual retainer and meeting fees, with distributions to be paid only upon termination of service as a director. The deferred amounts are categorized on Mercantile's financial statements as other borrowed money. The deferred balances are paid interest at a rate equal to the prime rate, adjusted at the beginning of each calendar quarter. Interest expense for the plan during 2005, 2004 and 2003 was $43,000, $21,000 and $15,000, respectively.

Mercantile has a non-qualified deferred compensation program in which selected officers may defer all or portions of salary and bonus payments. The deferred amounts are categorized on Mercantile's financial statements as other borrowed money. The deferred balances are paid interest at a rate equal to the prime rate, adjusted at the beginning of each calendar quarter. Interest expense for the plan during 2005, 2004 and 2003 was $79,000, $38,000 and $22,000, respectively.

The Mercantile Bank Corporation Employee Stock Purchase Plan of 2002 ("Stock Purchase Plan") is a non-compensatory plan intended to encourage full- and part-time employees of Mercantile and its subsidiaries to promote the best interests of Mercantile and to align employees' interests with the interests of Mercantile's shareholders by permitting employees to purchase shares of Mercantile common stock through regular payroll deductions. Shares are purchased on the last business day of each calendar quarter at a price equal to the average, rounded to the nearest whole cent, of the highest and lowest sales prices of Mercantile's common stock reported on The Nasdaq Stock Market. Originally, 25,000 shares of common stock may be issued under the Stock Purchase Plan; however, the number of shares has been and may continue to be adjusted in the future to reflect stock dividends and other changes in Mercantile's capitalization. The numbers of shares issued under the Stock Purchase Plan totaled 2,373 and 2,275 in 2005 and 2004, respectively. As of December 31, 2005, there were 22,220 shares available under the Stock Purchase Plan.

NOTE 13 - FAIR VALUES OF FINANCIAL INSTRUMENTS

Carrying amount and estimated fair values of financial instruments were as follows at year-end.

                                                      2005                              2004
                                        -------------------------------   -------------------------------
                                           Carrying           Fair           Carrying           Fair
                                            Values           Values           Values           Values
                                        --------------   --------------   --------------   --------------
Financial assets
   Cash and cash equivalents            $   36,753,000   $   36,753,000   $   20,811,000   $   20,811,000
   Securities available for sale           112,961,000      112,961,000       93,826,000       93,826,000
   Securities held to maturity              60,766,000       62,850,000       52,341,000       54,621,000
   Federal Home Loan Bank stock              7,887,000        7,887,000        6,798,000        6,798,000
   Loans, net                            1,541,285,000    1,540,183,000    1,299,305,000    1,316,831,000
   Bank owned life insurance policies       28,071,000       28,071,000       23,750,000       23,750,000
   Accrued interest receivable               8,274,000        8,274,000        5,644,000        5,644,000

Financial liabilities
   Deposits                              1,419,352,000    1,413,297,000    1,159,181,000    1,155,016,000
   Securities sold under agreements
      to repurchase                         72,201,000       72,201,000       56,317,000       56,317,000
   Federal Home Loan Bank advances         130,000,000      129,942,000      120,000,000      119,936,000
   Accrued interest payable                 12,465,000       12,465,000        6,297,000        6,297,000
   Subordinated debentures                  32,990,000       32,990,000       32,990,000       32,990,000

                                  (Continued)

                           MERCANTILE BANK CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2005 and 2004

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

NOTE 14 - EARNINGS PER SHARE

The factors used in the earnings per share computation follow.

                                                        2005          2004          2003
                                                    -----------   -----------   -----------
Basic
   Net income                                       $17,901,000   $13,721,000   $10,016,000
                                                    ===========   ===========   ===========
   Weighted average common shares outstanding         7,580,322     7,533,036     6,374,180
                                                    -----------   -----------   -----------
Basic earnings per common share                     $      2.36   $      1.82   $      1.57
                                                    ===========   ===========   ===========
Diluted
   Net income                                       $17,901,000   $13,721,000   $10,016,000
                                                    ===========   ===========   ===========
   Weighted average common shares outstanding for
      basic earnings per common share                 7,580,322     7,533,036     6,374,180
   Add: Dilutive effects of assumed exercises of
      stock options                                     169,358       188,677       152,260
                                                    -----------   -----------   -----------
   Average shares and dilutive potential
      common shares                                   7,749,680     7,721,713     6,526,440
                                                    ===========   ===========   ===========
   Diluted earnings per common share                $      2.31   $      1.78   $      1.53
                                                    ===========   ===========   ===========

Stock options for 6,825, 48,350 and 37,730 shares of common stock were not considered in computing diluted earnings per common share for 2005, 2004 and 2003, respectively, because they were antidilutive.

                                  (Continued)

                           MERCANTILE BANK CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2005 and 2004

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

The prompt corrective action regulations provide five classifications, including well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized, although these terms are not used to represent overall financial condition. If an institution is adequately capitalized, regulatory approval is required to accept brokered deposits. If an institution is undercapitalized, capital distributions are limited, as is asset growth and expansion, and plans for capital restoration are required. At year-end 2005 and 2004, the most recent regulatory notifications categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that we believe has changed the Bank's category.

                                   (Continued)

                           MERCANTILE BANK CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2005 and 2004

NOTE 16 - REGULATORY MATTERS (Continued)

At year end, actual capital levels (in thousands) and minimum required levels for Mercantile and the Bank were:

                                                                     Minimum Required
                                                                        to be Well
                                                 Minimum Required    Capitalized Under
                                                   for Capital       Prompt Corrective
                                   Actual       Adequacy Purposes   Action Regulations
                             ----------------   -----------------   ------------------
                              Amount    Ratio    Amount     Ratio    Amount     Ratio
                             --------   -----   --------   ------   --------   -------
2005
Total capital (to risk
   weighted assets)
      Consolidated           $209,060    12.0%   $139,337    8.0%   $     NA      NA
      Bank                    205,642    11.8     139,158    8.0     173,947    10.0%
Tier 1 capital (to risk
   weighted assets)
      Consolidated            188,533    10.8      69,669    4.0          NA      NA
      Bank                    185,115    10.6      69,579    4.0     104,368     6.0
Tier 1 capital (to average
   assets)
      Consolidated            188,533    10.5      72,163    4.0          NA      NA
      Bank                    185,115    10.3      72,100    4.0      90,124     5.0

2004
Total capital (to risk
   weighted assets)
      Consolidated           $191,304    13.0%   $117,426    8.0%   $     NA      NA
      Bank                    188,075    12.8     117,288    8.0     146,610    10.0%
Tier 1 capital (to risk
   weighted assets)
      Consolidated            173,485    11.8      58,713    4.0          NA      NA
      Bank                    170,256    11.6      58,644    4.0      87,966     6.0
Tier 1 capital (to average
   assets)
      Consolidated            173,485    11.5      60,182    4.0          NA      NA
      Bank                    170,256    11.3      60,088    4.0      75,110     5.0

Federal and state banking laws and regulations place certain restrictions on the amount of dividends the Bank can transfer to Mercantile and on the capital levels that must be maintained. At year-end 2005, under the most restrictive of these regulations (to remain well capitalized), the Bank could distribute approximately $26.9 million to Mercantile as dividends without prior regulatory approval.

The capital levels as of year-end 2005 and 2004 include $32.0 million of trust preferred securities issued by Mercantile Trust in September 2004 and December 2004 subject to certain limitations. Federal Reserve guidelines limit the amount of trust preferred securities which can be included in Tier 1 capital of Mercantile to 25% of total Tier 1 capital. At year-end 2005 and 2004, all $32.0 million of the trust preferred securities were included as Tier 1 capital of Mercantile.

                                   (Continued)

                           MERCANTILE BANK CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2005 and 2004

NOTE 17 - OTHER COMPREHENSIVE INCOME/(LOSS)

Other comprehensive income/(loss) components and related taxes were as follows.

                                                        2005         2004         2003
                                                    -----------   ---------   -----------
   Unrealized holding gains and losses on
      available-for-sale securities                 $(2,368,000)  $(208,000)  $(1,586,000)
   Reclassification adjustments for gains
      and losses later recognized in income                   0     (78,000)     (321,000)
                                                    -----------   ---------   -----------
   Net unrealized gains and losses                   (2,368,000)   (130,000)   (1,265,000)
   Tax effect of unrealized holding gains and
      losses on available-for-sale securities           828,000      70,000       539,000
   Tax effect of reclassification adjustments for
      gains and losses later recognized in income             0     (28,000)     (108,000)
                                                    -----------   ---------   -----------
Other comprehensive income/(loss)                   $(1,540,000)  $ (88,000)  $  (834,000)
                                                    ===========   =========   ===========

NOTE 18 - QUARTERLY FINANCIAL DATA (UNAUDITED)

                                                                Earnings per Share
                      Interest    Net Interest       Net      ---------------------
                       Income        Income        Income     Basic   Fully Diluted
                    -----------   ------------   ----------   -----   -------------
2005
   First quarter    $21,705,000    $12,655,000   $4,362,000   $0.58       $0.56
   Second quarter    24,346,000     13,608,000    4,690,000    0.62        0.61
   Third quarter     26,764,000     14,072,000    4,300,000    0.57        0.56
   Fourth quarter    29,315,000     14,957,000    4,549,000    0.60        0.59

2004
   First quarter    $15,354,000    $ 9,489,000   $2,973,000   $0.40       $0.39
   Second quarter    16,130,000     10,000,000    3,146,000    0.42        0.41
   Third quarter     17,819,000     10,856,000    3,114,000    0.41        0.40
   Fourth quarter    19,719,000     12,082,000    4,488,000    0.59        0.58

2003
   First quarter    $12,675,000    $ 6,794,000   $2,233,000   $0.37       $0.36
   Second quarter    13,433,000      7,511,000    2,540,000    0.43        0.42
   Third quarter     13,854,000      8,057,000    2,228,000    0.36        0.35
   Fourth quarter    14,696,000      8,949,000    3,015,000    0.41        0.40

                                   (Continued)

                           MERCANTILE BANK CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2005 and 2004

NOTE 19 - MERCANTILE BANK CORPORATION (PARENT COMPANY ONLY) CONDENSED FINANCIAL STATEMENTS

Following are condensed parent company only financial statements.

                            CONDENSED BALANCE SHEETS

                                                       2005           2004
                                                   ------------   ------------
ASSETS
   Cash and cash equivalents                       $  2,045,000   $  1,644,000
   Investment in bank subsidiary                    183,707,000    170,389,000
   Other assets                                       2,898,000      2,792,000
                                                   ------------   ------------
      Total assets                                 $188,650,000   $174,825,000
                                                   ============   ============

LIABILITIES AND SHAREHOLDERS' EQUITY
   Liabilities                                     $    535,000   $    218,000
   Subordinated debentures                           32,990,000     32,990,000
   Shareholders' equity                             155,125,000    141,617,000
                                                   ------------   ------------
      Total liabilities and shareholders' equity   $188,650,000   $174,825,000
                                                   ============   ============

                         CONDENSED STATEMENTS OF INCOME

                                                       2005          2004          2003
                                                   -----------   -----------   -----------
Income
   Dividends from subsidiaries                     $ 4,832,000   $ 4,032,000   $ 3,455,000
   Other                                                46,000        25,000        14,000
                                                   -----------   -----------   -----------
      Total income                                   4,878,000     4,057,000     3,469,000

Expenses
   Interest expense                                  1,837,000     1,402,000     1,617,000
   Other operating expenses                            942,000     1,666,000       611,000
                                                   -----------   -----------   -----------
      Total expenses                                 2,779,000     3,068,000     2,228,000
                                                   -----------   -----------   -----------

INCOME BEFORE INCOME TAX BENEFIT AND EQUITY IN
   UNDISTRIBUTED NET INCOME OF SUBSIDIARY            2,099,000       989,000     1,241,000
Federal income tax benefit                            (936,000)   (1,051,000)     (724,000)
Equity in undistributed net income of subsidiary    14,866,000    11,681,000     8,051,000
                                                   -----------   -----------   -----------
NET INCOME                                         $17,901,000   $13,721,000   $10,016,000
                                                   ===========   ===========   ===========

                                   (Continued)

                           MERCANTILE BANK CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2005 and 2004

NOTE 19 - MERCANTILE BANK CORPORATION (PARENT COMPANY ONLY) CONDENSED FINANCIAL STATEMENTS (Continued)

                        CONDENSED STATEMENT OF CASH FLOWS

                                                               2005           2004           2003
                                                           ------------   ------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income                                              $ 17,901,000   $ 13,721,000   $ 10,016,000
   Adjustments to reconcile net income to net
      cash from operating activities
      Equity in undistributed income of subsidiary          (14,866,000)   (11,681,000)    (8,051,000)
      Change in other assets                                    (98,000)       553,000         95,000
      Change in other liabilities                               317,000       (140,000)       (82,000)
                                                           ------------   ------------   ------------
         Net cash from operating activities                   3,254,000      2,453,000      1,978,000

CASH FLOWS FROM INVESTING ACTIVITIES
   Net capital investment into subsidiaries                           0    (16,495,000)   (42,600,000)
                                                           ------------   ------------   ------------
         Net cash from investing activities                           0    (16,495,000)   (42,600,000)

CASH FLOWS FROM FINANCING ACTIVITIES
   Net proceeds from sale of common stock                             0              0     42,818,000
   Proceeds from the issuance of subordinated debentures              0     32,990,000              0
   Pay-off of subordinated debentures                                 0    (16,495,000)             0
   Stock option exercises, net                                   80,000        137,000         36,000
   Employee stock purchase plan                                  97,000         79,000         57,000
   Dividend reinvestment plan                                   159,000        123,000        119,000
   Cash dividends                                            (3,185,000)    (2,552,000)    (1,845,000)
   Fractional shares paid                                        (4,000)        (4,000)             0
                                                           ------------   ------------   ------------
         Net cash from financing activities                  (2,853,000)    14,278,000     41,185,000
                                                           ------------   ------------   ------------

Net change in cash and cash equivalents                         401,000        236,000        563,000
Cash and cash equivalents at beginning of period              1,644,000      1,408,000        845,000
                                                           ------------   ------------   ------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                 $  2,045,000   $  1,644,000   $  1,408,000
                                                           ============   ============   ============

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 23, 2006.

                                        MERCANTILE BANK CORPORATION


                                        /s/ Gerald R. Johnson, Jr.
                                        ----------------------------------------
                                        Gerald R. Johnson, Jr.
                                        Chairman of the Board and Chief
                                        Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 23, 2006.


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
Gerald R. Johnson, Jr., Chairman of     Charles E. Christmas, Senior Vice
the Board and Chief Executive           President, Chief Financial Officer and
Officer (principal executive officer)   Treasurer (principal financial and
                                        accounting officer)

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

   10.7 Nonlender Bonus Plan is incorporated by reference to exhibit 10.3 of our Form 10-Q for the quarter ended September 30, 2004 *

   10.8       Mercantile Bank of West Michigan Deferred Compensation Plan for
              Members of the Board of Directors (1999) is incorporated by reference to Exhibit 10.6 of the Registration Statement of the company and our trust on Form SB-2 (Commission File Nos. 333-84313 and 333-84313-01) that became effective on September 13, 1999 *

   10.9       Agreement between Fiserv Solutions, Inc. and our bank dated
              September 10, 1997, is incorporated by reference to exhibit 10.3 of our Registration Statement on Form SB-2 (Commission File No.
              333-33081) that became effective on October 23, 1997

   10.10      Extension Agreement of Data Processing Contract between Fiserv
              Solutions, Inc. and our bank dated May 12, 2000 extending the agreement between Fiserv Solutions, Inc. and our bank dated
              September 10, 1997, is incorporated by reference to exhibit 10.15 of our Form 10-K for the year ended December 31, 2000

   10.11      Extension Agreement of Data Processing Contract between Fiserv
              Solutions, Inc. and our bank dated November 22, 2002 extending the agreement between Fiserv Solutions, Inc. and our bank dated
              September 10, 1997, is incorporated by reference to exhibit 10.5 of our Form 10-K for the year ended December 31, 2002

EXHIBIT NO.                           EXHIBIT DESCRIPTION
-----------                           -------------------
   10.12      Amended and Restated Employment Agreement dated as of October 18,
              2001, among the company, our bank and Gerald R. Johnson, Jr., is incorporated by reference to exhibit 10.21 of our Form 10-K for the year ended December 31, 2001 *

   10.13      Amended and Restated Employment Agreement dated as of October 18,
              2001, among the company, our bank and Michael H. Price, is incorporated by reference to exhibit 10.22 of our Form 10-K for the year ended December 31, 2001 *

   10.14 Employment Agreement dated as of October 18, 2001, among the company, our bank and Robert B. Kaminski, Jr., is incorporated by reference to exhibit 10.23 of our Form 10-K for the year ended
              December 31, 2001 *

   10.15 Employment Agreement dated as of October 18, 2001, among the company, our bank and Charles E. Christmas, is incorporated by reference to exhibit 10.23 of our Form 10-K for the year ended
              December 31, 2001 *

   10.16 Amendment to Employment Agreement dated as of October 17, 2002, among the company, our bank and Gerald R. Johnson, Jr., is incorporated by reference to exhibit 10.21 of our Form 10-K for the year ended December 31, 2002 *

   10.17 Amendment to Employment Agreement dated as of October 17, 2002, among the company, our bank and Michael H. Price, is incorporated by reference to exhibit 10.22 of our Form 10-K for the year ended
              December 31, 2002 *

   10.18 Amendment to Employment Agreement dated as of October 17, 2002, among the company, our bank and Robert B. Kaminski, Jr., is incorporated by reference to exhibit 10.23 of our Form 10-K for the year ended December 31, 2002 *

   10.19 Amendment to Employment Agreement dated as of October 17, 2002, among the company, our bank and Charles E. Christmas, is incorporated by reference to exhibit 10.24 of our Form 10-K for the year ended December 31, 2002 *

   10.20 Amendment to Employment Agreement dated as of October 28, 2004, among the company, our bank and Robert B. Kaminski, Jr., is incorporated by reference to exhibit 10.21 of our Form 10-K for the year ended December 31, 2004 *

   10.21 Agreement between our real estate company and Visser Brothers, Inc. dated November 20, 2003, on Standard Form of Agreement
              Between Owner and Contractor where the basis of payment is a stipulated sum is incorporated by reference to exhibit 10.22 of our Form 10-K for the year ended December 31, 2003

   10.22      Junior Subordinated Indenture between us and Wilmington Trust
              Company dated September 16, 2004 providing for the issuance of the Series A and Series B Floating Rate Junior Subordinated Notes due
              2034 is incorporated by reference to exhibit 10.1 of our Form 8-K dated December 15, 2004

   10.23      Amended and Restated Trust Agreement dated September 16, 2004 for
              Mercantile Bank Capital Trust I is incorporated by reference to exhibit 10.2 of our Form 8-K dated December 15, 2004

   10.24 Placement Agreement between us, Mercantile Bank Capital Trust I, and SunTrust Capital Markets, Inc. dated September 16, 2004 is incorporated by reference to exhibit 10.3 of our Form 8-K dated
              December 15, 2004

EXHIBIT NO.                           EXHIBIT DESCRIPTION
-----------                           -------------------
   10.25      Guarantee Agreement dated September 16, 2004 between Mercantile as
              Guarantor and Wilmington Trust Company as Guarantee Trustee is
              incorporated by reference to exhibit 10.4 of our Form 8-K dated
              December 15, 2004

   10.26      Non-Lender Bonus Plan 2006, is incorporated by reference to exhibit 10.1 of our Form 8-K dated November 22, 2005 *

   10.27      Form of Agreement Amending Stock Option Agreement, dated November
              17, 2005 issued under our 2004 Employee Stock Option Plan, is incorporated by reference to exhibit 10.1 of our Form 8-K dated
              December 12, 2005 *

   10.28      Second Amendment to Employment Agreement dated as of November 17,
              2005, among the company, our bank and Gerald R. Johnson, Jr. *

   10.29      Second Amendment to Employment Agreement dated as of November 17,
              2005, among the company, our bank and Michael H. Price *

   10.30      Third Amendment to Employment Agreement dated as of November 17,
              2005, among the company, our bank and Robert B. Kaminski, Jr. *

   10.31      Second Amendment to Employment Agreement dated as of November 17,
              2005, among the company, our bank and Charles E. Christmas *

   10.32      Form of Mercantile Bank of Michigan Executive Deferred
              Compensation Agreement, that has been entered into between our bank and each of Gerald R. Johnson, Jr., Michael H. Price, Robert
              B. Kaminski, Jr., Charles E. Christmas, and certain other officers of our bank *

   10.33 Form of Mercantile Bank of Michigan Split Dollar Agreement that has been entered into between our bank and each of Gerald R.
              Johnson, Jr., Michael H. Price, Robert B. Kaminski, Jr., Charles
              E. Christmas, and certain other officers of our bank *

   10.34      Director Fee Summary *

   10.35      Lease Agreement between our bank and Joe D. Pentecost Trust dated
              April 29, 2005 for our East Lansing, Michigan office

   10.36      Lease Agreement between our bank and The Conlin Company dated July
              12, 2005 for our Ann Arbor, Michigan office

     21       Subsidiaries of the company

     23       Consent of Independent Registered Public Accounting Firm

     31       Rule 13a-14(a) Certifications

    32.1      Section 1350 Chief Executive Officer Certification

    32.2      Section 1350 Chief Financial Officer Certification

*    Management contract or compensatory plan