Form 10-Q
period 2006-03-31
MERCANTILE BANK CORP
filed 2006-05-08
CIK 1042729

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2006

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from _______________ to ____________.

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non accelerated filer. See definition of accelerated filer and large accelerated filer in Rule 12b-2 of the Exchange Act.

Large Accelerated filer     Accelerated filer  X  Non-Accelerated filer
                        ---                   ---                       ---

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

                               Yes    No   X
                                   ---    ---

At May 8, 2006, there were 8,000,633 shares of Common Stock outstanding.

                           MERCANTILE BANK CORPORATION

                                      INDEX

                                                                                   Page No.
                                                                                   --------
PART I.    Financial Information

           Item 1. Financial Statements

           Consolidated Balance Sheets -
              March 31, 2006 (Unaudited) and December 31, 2005..................       1

           Consolidated Statements of Income and Comprehensive Income -
              Three Months Ended March 31, 2006 (Unaudited) and
              March 31, 2005 (Unaudited)........................................       2

           Consolidated Statement of Changes in Shareholders' Equity -
              Three Months Ended March 31, 2006 (Unaudited) and
              March 31, 2005 (Unaudited)........................................       3

           Consolidated Statements of Cash Flows -
              Three Months Ended March 31, 2006 (Unaudited) and
              March 31, 2005 (Unaudited)........................................       4

           Notes to Consolidated Financial Statements (Unaudited)...............       5

           Item 2. Management's Discussion and Analysis of Financial
              Condition and Results of Operations...............................      15

           Item 3. Quantitative and Qualitative Disclosures About Market Risk...      23

           Item 4. Controls and Procedures......................................      25

PART II.   Other Information

           Item 1. Legal Proceedings............................................      26

           Item 1A. Risk Factors................................................      26

           Item 2. Unregistered Sales of Equity Securities and Use of Proceeds..      26

           Item 3. Defaults upon Senior Securities..............................      26

           Item 4. Submission of Matters to a Vote of Security Holders..........      27

           Item 5. Other Information............................................      27

           Item 6. Exhibits.....................................................      27

           Signatures

                           MERCANTILE BANK CORPORATION
                          PART I- FINANCIAL INFORMATION

Item 1. Financial Statements

                           CONSOLIDATED BALANCE SHEETS

                                                                  March 31,      December 31,
                                                                    2006             2005
                                                               --------------   --------------
                                                                 (Unaudited)
ASSETS
   Cash and due from banks                                     $   38,247,000   $   36,208,000
   Short-term investments                                             389,000          545,000
                                                               --------------   --------------
         Total cash and cash equivalents                           38,636,000       36,753,000

   Securities available for sale                                  118,103,000      112,961,000
   Securities held to maturity (fair value of $64,179,000 at
      March 31, 2006 and $62,850,000 at December 31, 2005)         62,179,000       60,766,000
   Federal Home Loan Bank stock                                     7,887,000        7,887,000

   Total loans and leases                                       1,612,351,000    1,561,812,000
   Allowance for loan and lease losses                            (20,995,000)     (20,527,000)
                                                               --------------   --------------
         Total loans and leases, net                            1,591,356,000    1,541,285,000

   Premises and equipment, net                                     29,885,000       30,206,000
   Bank owned life insurance policies                              28,360,000       28,071,000
   Accrued interest receivable                                      9,374,000        8,274,000
   Other assets                                                    11,194,000       12,007,000
                                                               --------------   --------------
         Total assets                                          $1,896,974,000   $1,838,210,000
                                                               ==============   ==============
LIABILITIES AND SHAREHOLDERS' EQUITY
   Deposits
      Noninterest-bearing                                      $  114,880,000   $  120,828,000
      Interest-bearing                                          1,367,339,000    1,298,524,000
                                                               --------------   --------------
         Total deposits                                         1,482,219,000    1,419,352,000
   Securities sold under agreements to repurchase                  67,956,000       72,201,000
   Federal funds purchased                                          6,600,000        9,600,000
   Federal Home Loan Bank advances                                130,000,000      130,000,000
   Subordinated debentures                                         32,990,000       32,990,000
   Other borrowed money                                             2,791,000        2,347,000
   Accrued expenses and other liabilities                          15,508,000       16,595,000
                                                               --------------   --------------
         Total liabilities                                      1,738,064,000    1,683,085,000

Shareholders' equity
   Preferred stock, no par value; 1,000,000 shares
      authorized, none issued                                               0                0
   Common stock, no par value: 20,000,000 shares authorized;
      7,976,829 shares outstanding at March 31, 2006 and
      7,590,526 shares outstanding at December 31, 2005           160,648,000      148,533,000
   Retained earnings                                                        0        8,000,000
   Accumulated other comprehensive income (loss)                   (1,738,000)      (1,408,000)
                                                               --------------   --------------
         Total shareholders' equity                               158,910,000      155,125,000
                                                               --------------   --------------
         Total liabilities and shareholders' equity            $1,896,974,000   $1,838,210,000
                                                               ==============   ==============

          See accompanying notes to consolidated financial statements.

                           MERCANTILE BANK CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME
                            AND COMPREHENSIVE INCOME
                                   (Unaudited)

                                           Three Months   Three Months
                                               Ended          Ended
                                             March 31,      March 31,
                                               2006           2005
                                           ------------   ------------
Interest income
   Loans and leases, including fees         $28,727,000    $19,772,000
   Investment securities                      2,237,000      1,887,000
   Federal funds sold                           132,000         44,000
   Short-term investments                         3,000          2,000
                                            -----------    -----------
      Total interest income                  31,099,000     21,705,000

Interest expense
   Deposits                                  13,485,000      7,440,000
   Short-term borrowings                        601,000        338,000
   Federal Home Loan Bank advances            1,315,000        857,000
   Long-term borrowings                         599,000        415,000
                                            -----------    -----------
      Total interest expense                 16,000,000      9,050,000
                                            -----------    -----------
NET INTEREST INCOME                          15,099,000     12,655,000

Provision for loan and lease losses           1,225,000        725,000
                                            -----------    -----------
NET INTEREST INCOME AFTER PROVISION
   FOR LOAN AND LEASE LOSSES                 13,874,000     11,930,000

Noninterest income
   Service charges on accounts                  316,000        338,000
   Net gain on sales of securities                    0              0
   Net gain on sales of commercial loans         29,000              0
   Other income                                 898,000        872,000
                                            -----------    -----------
      Total noninterest income                1,243,000      1,210,000

Noninterest expense
   Salaries and benefits                      4,765,000      4,159,000
   Occupancy                                    830,000        518,000
   Furniture and equipment                      522,000        288,000
   Other expense                              1,889,000      1,885,000
                                            -----------    -----------
      Total noninterest expenses              8,006,000      6,850,000
                                            -----------    -----------
INCOME BEFORE FEDERAL INCOME TAX EXPENSE      7,111,000      6,290,000
Federal income tax expense                    2,182,000      1,928,000
                                            -----------    -----------
NET INCOME                                  $ 4,929,000    $ 4,362,000
                                            ===========    ===========
COMPREHENSIVE INCOME                        $ 4,599,000    $ 3,502,000
                                            ===========    ===========
Basic earnings per share                    $      0.62    $      0.55
                                            ===========    ===========
Diluted earnings per share                  $      0.61    $      0.54
                                            ===========    ===========
Cash dividends per share                    $      0.12    $      0.10
                                            ===========    ===========
Average basic shares outstanding              7,974,180      7,944,969
                                            ===========    ===========
Average diluted shares outstanding            8,101,081      8,098,461
                                            ===========    ===========

          See accompanying notes to consolidated financial statements.

                           MERCANTILE BANK CORPORATION
                           CONSOLIDATED STATEMENTS OF
                         CHANGES IN SHAREHOLDERS' EQUITY
                                   (Unaudited)

                                                                             Accumulated
                                                                                Other           Total
                                                               Retained     Comprehensive   Shareholders'
                                              Common Stock     Earnings     Income (Loss)       Equity
                                              ------------   ------------   -------------   -------------
BALANCE, JANUARY 1, 2005                      $131,010,000   $ 10,475,000    $   132,000     $141,617,000
Employee stock purchase plan, 436 shares            17,000                                         17,000
Dividend reinvestment plan, 864 shares              33,000                                         33,000
Stock option exercises, 23,621 shares              225,000                                        225,000
Stock tendered for stock option
   exercises, 4,125 shares                        (172,000)                                      (172,000)
Cash dividends ($0.10 per share)                                 (721,000)                       (721,000)
Comprehensive income:
   Net income for the period from
      January 1, 2005 through
      March 31, 2005                                            4,362,000                       4,362,000
   Change in net unrealized gain (loss)
      on securities available for sale, net
      of reclassifications and tax effect                                       (860,000)        (860,000)
                                                                                             ------------
         Total comprehensive income                                                             3,502,000
                                              ------------   ------------    -----------     ------------
BALANCE, MARCH 31, 2005                       $131,113,000   $ 14,116,000    $  (728,000)    $144,501,000
                                              ============   ============    ===========     ============
BALANCE, JANUARY 1, 2006                      $148,533,000   $  8,000,000    $(1,408,000)    $155,125,000
Payment of 5% stock dividend                    12,014,000    (12,018,000)                         (4,000)
Employee stock purchase plan, 794 shares            29,000                                         29,000
Dividend reinvestment plan, 565 shares              21,000                                         21,000
Stock option exercises, 7,974 shares                95,000                                         95,000
Stock tendered for stock option
   exercises, 2,558 shares                         (95,000)                                       (95,000)
Stock option expense                                51,000                                         51,000
Cash dividends ($0.12 per share)                                 (911,000)                       (911,000)
Comprehensive income:
   Net income for the period from
      January 1, 2006 through
      March 31,2006                                             4,929,000                       4,929,000
   Change in net unrealized gain (loss)
      on securities
      available for sale, net of
      reclassifications and tax effect                                          (330,000)        (330,000)
                                                                                             ------------
         Total comprehensive income                                                             4,599,000
                                              ------------   ------------    -----------     ------------
BALANCE, MARCH 31, 2006                       $160,648,000   $          0    $(1,738,000)    $158,910,000
                                              ============   ============    ===========     ============

          See accompanying notes to consolidated financial statements.

                           MERCANTILE BANK CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                              Three Months   Three Months
                                                                  Ended          Ended
                                                                March 31,      March 31,
                                                                  2006           2005
                                                              ------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income                                                 $  4,929,000   $  4,362,000
   Adjustments to reconcile net income
      to net cash from operating activities
         Depreciation and amortization                             785,000        490,000
         Provision for loan and lease losses                     1,225,000        725,000
         Net gain on sales of commercial loans                     (29,000)             0
         Stock option expense                                       51,000              0
         Net change in:
            Accrued interest receivable                         (1,100,000)    (1,239,000)
            Bank owned life insurance policies                    (289,000)      (236,000)
            Other assets                                           867,000     (1,129,000)
            Accrued expenses and other liabilities              (1,087,000)       839,000
                                                              ------------   ------------
               Net cash from operating activities                5,352,000      3,812,000
CASH FLOWS FROM INVESTING ACTIVITIES
   Loan and lease originations and payments, net               (51,267,000)   (57,900,000)
      Purchases of:
      Securities available for sale                             (8,133,000)   (15,756,000)
      Securities held to maturity                               (1,428,000)    (4,895,000)
      Federal Home Loan Bank stock                                       0       (224,000)
   Proceeds from:
      Maturities, calls and repayments of
         available for sale securities                           2,488,000      5,510,000
      Maturities, calls and repayments of
         held to maturity securities                                     0        201,000
   Purchases of premises and equipment, net                       (330,000)    (2,378,000)
                                                              ------------   ------------
               Net cash from investing activities              (58,670,000)   (75,442,000)
CASH FLOWS FROM FINANCING ACTIVITIES
   Net increase in deposits                                     62,867,000    130,836,000
   Net increase (decrease) in securities sold under
      agreements to repurchase                                  (4,245,000)     3,891,000
   Net increase (decrease) in federal funds purchased           (3,000,000)   (15,000,000)
   Proceeds from new Federal Home Loan Bank advances            15,000,000     20,000,000
   Maturities of Federal Home Loan Bank advances               (15,000,000)   (15,000,000)
   Net increase in other borrowed money                            444,000        307,000
   Employee stock purchase plan                                     29,000         17,000
   Dividend reinvestment plan                                       21,000         33,000
   Stock option exercises, net                                           0         53,000
   Cash paid in lieu of fractional shares on stock dividend         (4,000)             0
   Payment of cash dividend                                       (911,000)      (721,000)
                                                              ------------   ------------
               Net cash from financing activities               55,201,000    124,416,000
                                                              ------------   ------------
Net change in cash and cash equivalents                          1,883,000     52,786,000
Cash and cash equivalents at beginning of period                36,753,000     20,811,000
                                                              ------------   ------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                    $ 38,636,000   $ 73,597,000
                                                              ============   ============
Supplemental disclosures of cash flow information
   Cash paid during the period for:
      Interest                                                $ 14,302,000   $  7,726,000
      Federal income tax                                         1,000,000        325,000

          See accompanying notes to consolidated financial statements.

                           MERCANTILE BANK CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1.   SIGNIFICANT ACCOUNTING POLICIES

     Basis of Presentation: The unaudited financial statements for the three months ended March 31, 2006 include the consolidated results of operations of Mercantile Bank Corporation and its consolidated subsidiaries. These subsidiaries include Mercantile Bank of Michigan ("our bank"), our bank's three subsidiaries, Mercantile Bank Mortgage Company, LLC ("our mortgage company"), Mercantile Bank Real Estate Co., LLC ("our real estate company"), and Mercantile Insurance Center, Inc. ("our insurance center"). These consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and Item 303(b) of Regulation S-K and do not include all disclosures required by accounting principles generally accepted in the United States of America for a complete presentation of our financial condition and results of operations. In the opinion of management, the information reflects all adjustments (consisting only of normal recurring adjustments) which are necessary in order to make the financial statements not misleading and for a fair presentation of the results of operations for such periods. The results for the period ended March 31, 2006 should not be considered as indicative of results for a full year. For further information, refer to the consolidated financial statements and footnotes included in our annual report on Form 10-K for the year ended December 31, 2005.

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

     Earnings Per Share: Basic earnings per share is based on weighted average common shares outstanding during the period. Diluted earnings per share include the dilutive effect of additional potential common shares issuable under stock options. Options for 55,203 shares were antidilutive and were not included in determining diluted earnings per share for the three month period ended March 31,2006.

     Stock Dividend: All per share amounts and average shares outstanding have been adjusted for all periods presented to reflect the 5% stock dividend that will be distributed on May 16, 2006. The Statement of Changes in Shareholders' Equity reflects a transfer from retained earnings to common stock for the fair value of the shares distributed to the extent of available retained earnings.

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

     Stock Options: Stock option plans are used to reward directors and employees and provide them with additional equity interest. Stock options granted to non-employee directors are at 125% of the market price on the date of grant, fully vest after five years and expire ten years from the date of grant. Stock options granted to employees are granted at the market price on the date of grant, generally fully vest after one year and expire ten years from the date of grant. Stock options granted to non-executive employees during 2005 vested about three weeks after being granted. At March 31, 2006, there were 243,380 shares authorized for future option grants.

     Prior to January 1, 2006, the Company accounted for stock-based compensation expense using the intrinsic value method as required by APB Opinion No. 25 "Accounting for Stock Issued to Employees" and as permitted by SFAS No. 123 "Accounting for Stock-Based Compensation." No compensation cost for stock options was reflected in net income for 2005, as all options granted had an exercise price equal to the market price of the underlying common stock at date of grant.

     On January 1, 2006, the Company adopted SFAS No. 123(R), which requires measurement of compensation cost for all stock-based awards be based on the grant-date fair value and recognition of compensation cost over the service period of stock-based awards, which is usually the same as the vesting period. The fair value of stock options is determined using the Black-Scholes valuation model, which is consistent with the Company's valuation methodology previously utilized for options in the footnote disclosures required under SFAS No. 123. The fair value of stock option grants will also be determined using the Black-Scholes valuation model. The Company has adopted SFAS No. 123(R) using the modified prospective method, which provides for no retroactive application to prior periods and no cumulative adjustment to equity accounts. It also provides for expense recognition, for both new and existing stock-based awards, as the required services are rendered. SFAS No. 123(R) also amends SFAS No. 95 "Statement of Cash Flows," and requires tax benefits relating to excess stock-based compensation deductions be presented in the consolidated statements of cash flows as financing cash inflows.

                                   (Continued)

                           MERCANTILE BANK CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1.   SIGNIFICANT ACCOUNTING POLICIES (Continued)

     On March 29, 2005, the Securities and Exchange Commission ("SEC") published Staff Accounting Bulletin ("SAB") No. 107, which expressed the views of the Staff regarding interaction between SFAS No. 123(R) and certain SEC rules and regulations and provided the Staff's views regarding the valuation of stock-based payment arrangements for public companies. SAB No. 107 requires that stock-based compensation be classified in the same expense category as cash compensation. Accordingly, the Company has included stock-based compensation expense in salaries and employee benefits in the consolidated statements of income and comprehensive income.

     The adoption of SFAS No. 123(R) had the following impact on reported amounts compared with amounts that would have been reported using the intrinsic value method under previous accounting.

                               Three Months Ended March 31, 2006
                             -------------------------------------
                                Using         SFAS
                              Previous       123(R)         As
                             Accounting   Adjustments    Reported
                             ----------   -----------   ----------
Income before taxes          $7,162,000    $(51,000)   $7,111,000
Income taxes                  2,182,000           0     2,182,000
                             ----------    --------    ----------
Net income                   $4,980,000    $(51,000)   $4,929,000
                             ==========    ========    ==========
Basic earnings per share     $     0.62    $     --    $     0.62
Diluted earnings per share   $     0.61    $     --    $     0.61

     The following table illustrates the effect on net income and earnings per share if expense had been measured using the fair value expense had been recognition provisions of SFAS No. 123(R).

                                Three Months Ended March 31, 2005
                             ---------------------------------------
                                                        Pro Forma As
                                 As         Pro Forma     If Under
                              Reported    Adjustments    SFAS 123(R)
                             ----------   -----------   ------------
Income before taxes          $6,290,000    $(94,000)    $6,196,000
Income taxes                  1,928,000           0      1,928,000
                             ----------    --------     ----------
Net income                   $4,362,000    $(94,000)    $4,268,000
                             ==========    ========     ==========
Basic earnings per share     $     0.55    $  (0.01)    $     0.54
Diluted earnings per share   $     0.54    $  (0.01)    $     0.53

                                   (Continued)

                           MERCANTILE BANK CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1.   SIGNIFICANT ACCOUNTING POLICIES (Continued)

     The following is activity under the stock option plans:

                                     Three Months Ended March 31, 2006
                                     ---------------------------------
                                                       Weighted
                                                        Average
                                                       Exercise
                                             Shares      Price
                                            --------   --------
Outstanding at beginning of period          $315,465    $21.84
Granted                                            0        NA
Exercised                                      7,974     11.93
Forfeited                                          0        NA
                                            --------    ------
Outstanding at end of period                $307,491    $22.09
                                            ========    ======
Exercisable at end of period                $264,813    $20.60
                                            ========    ======

     The aggregate intrinsic value of all options outstanding at March 31, 2006 was $4.7 million.

     The aggregate intrinsic value of all options that were exercisable at March 31, 2006 was $4.4 million.

     The aggregate intrinsic value of stock options exercised during the first three months of 2006 was $0.2 million.

     The weighted average fair value of the 2,479 stock options that vested during the first three months of 2006 was $10.90.

     Stock options outstanding as of March 31,2006:

                                          Outstanding                 Exercisable
                               --------------------------------   ------------------
                                           Weighted
                                           Average     Weighted             Weighted
                                          Remaining     Average              Average
                                         Contractual   Exercise             Exercise
                                Shares       Life        Price    Shares      Price
                               -------   -----------   --------   -------   --------
$4.00 - $9.00                   17,253    1.5 Years     $ 7.62     17,253    $ 7.62
$9.01 - $13.00                  69,178    3.5 Years       9.38     69,178      9.38
$13.01 - $17.00                 42,053    5.5 Years      13.66     34,416     13.07
$17.01 - $21.00                 37,643    6.5 Years      16.94     37,643     16.94
$21.01 - $25.00                  7,283    6.5 Years      21.19          0        NA
$25.01 - $29.00                 34,079    7.6 Years      27.94     34,079     27.94
$33.00 - $38.00                 92,836    9.0 Years      36.53     72,244     36.46
$38.01 - $42.00                  7,166    8.5 Years      42.29          0        NA
                               -------                            -------
Outstanding at end of period   307,491    6.3 Years     $22.09    264,813    $20.60
                               =======                            =======

                                   (Continued)

                           MERCANTILE BANK CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1.   SIGNIFICANT ACCOUNTING POLICIES (Continued)

     The compensation cost yet to be recognized for stock option grants that have been awarded but not vested is $149,000 for the remainder of 2006, and $27,000, $17,000 and $8,000 for 2007, 2008 and 2009, respectively.

2.   LOANS

     Our total loans at March 31, 2006 were $1,612.4 million compared to $1,561.8 million at December 31, 2005, an increase of $50.6 million, or 3.2%. The components of our outstanding balances at March 31, 2006 and December 31, 2005, and percentage increase in loans from the end of 2005 to the end of the first quarter 2006 are as follows:

                                   March 31, 2006          December 31, 2005       Percent
                               ----------------------   ----------------------    Increase/
                                   Balance        %         Balance        %     (Decrease)
                               --------------   -----   --------------   -----   ----------
Real Estate:
   Construction and land
      development              $  242,411,000    15.0%  $  226,544,000    14.5%      7.0%
   Secured by 1-4 family
      properties                  129,784,000     8.0      128,111,000     8.2       1.3
   Secured by multi-family
      properties                   36,475,000     2.3       30,114,000     2.0      21.1
   Secured by nonresidential
      properties                  742,003,000    46.0      714,963,000    45.8       3.8
Commercial                        452,612,000    28.1      454,911,000    29.1      (0.5)
Leases                              1,475,000     0.1        1,786,000     0.1     (17.4)
Consumer                            7,591,000     0.5        5,383,000     0.3      41.0
                               --------------   -----   --------------   -----     -----
   Total loans and leases      $1,612,351,000   100.0%  $1,561,812,000   100.0%      3.2%
                               ==============   =====   ==============   =====     =====

3.   ALLOWANCE FOR LOAN AND LEASE LOSSES

     The following is a summary of the change in our allowance for loan and lease losses account for the three months ended March 31:

                                             2006          2005
                                         -----------   -----------
Balance at January 1                     $20,527,000   $17,819,000
   Charge-offs                              (780,000)     (493,000)
   Recoveries                                 23,000        46,000
   Provision for loan and lease losses     1,225,000       725,000
                                         -----------   -----------
Balance at March 31                      $20,995,000   $18,097,000
                                         ===========   ===========

                                   (Continued)

                           MERCANTILE BANK CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

4.   PREMISES AND EQUIPMENT, NET

     Premises and equipment are comprised of the following:

                                        March 31,    December 31,
                                           2006          2005
                                       -----------   ------------
Land and improvements                  $ 7,202,000    $ 7,135,000
Buildings and leasehold improvements    18,638,000     18,450,000
Furniture and equipment                 10,426,000     10,351,000
                                       -----------    -----------
                                        36,266,000     35,936,000
Less: accumulated depreciation           6,381,000      5,730,000
                                       -----------    -----------
Premises and equipment, net            $29,885,000    $30,206,000
                                       ===========    ===========

     Depreciation expense amounted to $651,000 during the first quarter of 2006, compared to $374,000 in the first quarter of 2005.

5.   DEPOSITS

     Our total deposits at March 31, 2006 were $1,482.2 million compared to $1,419.4 million at December 31, 2005, an increase of $62.9 million, or 4.4%. The components of our outstanding balances at March 31, 2006 and December 31, 2005, and percentage increase in deposits from the end of 2005 to the end of the first quarter 2006 are as follows:


                                 March 31, 2006          December 31, 2005       Percent
                             ----------------------   ----------------------    Increase/
                                 Balance        %         Balance        %     (Decrease)
                             --------------   -----   --------------   -----   ----------
Noninterest-bearing demand   $  114,880,000     7.8   $  120,828,000     8.5%     (4.9)%
Interest-bearing checking        35,971,000     2.4       39,792,000     2.8      (9.6)
Money market                     10,840,000     0.7       10,344,000     0.7       4.8
Savings                          95,422,000     6.5      106,247,000     7.5     (10.2)
Time, under $100,000             27,988,000     1.9       23,906,000     1.7      17.1
Time, $100,000 and over         236,035,000    15.9      155,401.000    11.0      51.9
                             --------------   -----   --------------   -----      ----
                                521,136,000    35.2      456,518,000    32.2      14.2
Out-of-area time,
   under $100,000                79,756,000     5.3       80,048,000     5.6      (0.4)
Out-of-area time,
   $100,000 and over            881,327,000    59.5      882,786,000    62.2      (0.2)
                             --------------   -----   --------------   -----      ----
                                961,083,000    64.8      962,834,000    67.8      (0.2)
                             --------------   -----   --------------   -----      ----
      Total deposits         $1,482,219,000   100.0%  $1,419,352,000   100.0%      4.4%
                             ==============   =====   ==============   =====      ====

                                   (Continued)

                           MERCANTILE BANK CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

6.   SHORT-TERM BORROWINGS

     Information relating to our securities sold under agreements to repurchase follows:

                                               March 31,    December 31,
                                                  2006          2005
                                              -----------   ------------
Outstanding balance at end of period          $67,956,000   $72,201,000
Average interest rate at end of period               3.64%         3.31%
Average balance during the period             $69,397,000   $60,743,000
Average interest rate during the period              3.37%         2.63%
Maximum month end balance during the period   $74,218,000   $74,639,000

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

7.   FEDERAL HOME LOAN BANK ADVANCES

     Our outstanding balances at March 31, 2006 and December 31, 2005 were as follows.

                                                        March 31,    December 31,
                                                          2006           2005
                                                      ------------   ------------
Maturities April 2006 through May 2008,
   fixed rates from 2.64% to 4.99%, averaging 3.96%   $120,000,000   $

Maturities in May 2006, floating rates tied
   to Libor indices, averaging 4.84%                    10,000,000

Maturities January 2006 through May 2008,
   fixed rates from 2.13% to 4.92%, averaging 3.68%                   120,000,000

Maturities in May 2006, floating rates tied to
   Libor indices, averaging 4.42%                                      10,000,000
                                                      ------------   ------------
                                                      $130,000,000   $130,000,000
                                                      ============   ============

     Each advance is payable at its maturity date, and is subject to a prepayment fee if paid prior to the maturity date. The advances are collateralized by residential mortgage loans, first mortgage liens on multi-family residential property loans, first mortgage liens on commercial real estate property loans, and substantially all other assets of our bank, under a blanket lien arrangement. Our borrowing line of credit as of March 31, 2006 totaled $203.4 million, with availability approximating $61.7 million.

                                   (Continued)

                           MERCANTILE BANK CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

7.   FEDERAL HOME LOAN BANK ADVANCES (Continued)

     Maturities of currently outstanding FHLB advances during the next five years are:

2006   $85,000,000
2007    30,000,000
2008    15,000,000
2009             0
2010             0

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

     These instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized, if any, in the balance sheet. Our bank's maximum exposure to loan loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual notional amount of those instruments. Our bank uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments. Collateral, such as accounts receivable, securities, inventory, property and equipment, is generally obtained based on management's credit assessment of the borrower. If required, estimated loss exposure resulting from these instruments is expensed and recorded as a liability. The balance of the liability account was $0.5 million as of March 31, 2006 and December 31, 2005.

     A summary of the contractual amounts of our financial instruments with off-balance sheet risk at March 31,2006 and December 31, 2005 follows:

                                                   March 31,    December 31,
                                                     2006           2005
                                                 ------------   ------------
Commercial unused lines of credit                $316,334,000   $303,115,000
Unused lines of credit secured by 1 - 4 family
   residential properties                          30,053,000     27,830,000
Credit card unused lines of credit                  7,931,000      7,971,000
Other consumer unused lines of credit               8,188,000     10,791,000
Commitments to extend credit                       90,539,000     83,280,000
Standby letters of credit                          57,060,000     59,058,000
                                                 ------------   ------------
                                                 $510,105,000   $492,045,000
                                                 ============   ============

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

     Our actual capital levels (dollars in thousands) and minimum required levels were:

                                                                      Minimum Required
                                                                         to be Well
                                                 Minimum Required    Capitalized Under
                                                   for Capital       Prompt Corrective
                                  Actual        Adequacy Purposes    Action Regulations
                             ----------------   -----------------   -------------------
                              Amount    Ratio     Amount    Ratio      Amount   Ratio
                             --------   -----    --------   -----     --------  -----
March 31, 2006
   Total capital (to risk
      weighted assets)
         Consolidated        $213,647   11.9%    $143,486    8.0%     $     NA    NA
         Bank                 210,218   11.7      143,400    8.0       179,250  10.0%
   Tier 1 capital (to risk
      weighted assets)
         Consolidated         192,652   10.7       71,743    4.0            NA    NA
         Bank                 189,223   10.6       71,700    4.0       107,550   6.0
   Tier 1 capital (to
      average assets)
         Consolidated         192,652   10.3       74,878    4.0            NA    NA
         Bank                 189,223   10.1       74,826    4.0        93,533   5.0

                                   (Continued)

                           MERCANTILE BANK CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

9.   REGULATORY MATTERS (Continued)

                                                                     Minimum Required
                                                                        to be Well
                                                 Minimum Required    Capitalized Under
                                                   for Capital       Prompt Corrective
                                  Actual        Adequacy Purposes   Action Regulations
                             ----------------   -----------------   ------------------
                              Amount    Ratio     Amount    Ratio     Amount    Ratio
                             --------   -----    --------   -----    --------   -----
December 31,2005
   Total capital (to risk
      weighted assets)
         Consolidated        $209,060   12.0%    $139,337    8.0%    $     NA     NA
         Bank                 205,642   11.8      139,158    8.0      173,947   10.0%
   Tier 1 capital (to risk
      weighted assets)
         Consolidated         188,533   10.8       69,669    4.0           NA     NA
         Bank                 185,115   10.6       69,579    4.0      104,368    6.0
   Tier 1 capital (to
      average assets)
         Consolidated         188,533   10.5       72,163    4.0           NA     NA
         Bank                 185,115   10.3       72,100    4.0       90,124    5.0

     Our consolidated capital levels as of March 31, 2006 and December 31, 2005 include the $32.0 million in trust preferred securities issued by the trust subject to certain limitations. Federal Reserve guidelines limit the amount of trust preferred securities which can be included in our Tier 1 capital to 25% of total Tier 1 capital. As of March 31, 2006 and December 31, 2005, all $32.0 million of the trust preferred securities were included as Tier 1 capital.

     Our and our bank's ability to pay cash and stock dividends is subject to limitations under various laws and regulations and to prudent and sound banking practices. We declared s 5% stock dividend on April 11, 2006, that will be distributed on May 16, 2006 to record holders as of April 24, 2006. All earnings per share and dividend per share information have been adjusted for the 5% stock dividend. On January 10, 2006, we declared a $0.12 per share cash dividend on our common stock, which was paid on March 10, 2006 to record holders as of February 10, 2006. On April 11, 2006, we declared a $0.13 per share cash dividend on our common stock, which is payable on June 9, 2006 to record holders as of May 17, 2006.

10.  BENEFIT PLANS

     We sponsor an employee stock purchase plan which allows employees to defer after-tax payroll dollars and purchase our stock, at market value, on a quarterly basis. We have registered 30,387 shares of common stock to be issued and purchased under the plan; however, the plan allows for shares to be purchased directly from us or on the open market. During the three months ended March 31, 2006, we issued 794 shares under the plan.

                                   (Continued)

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

Future Factors include changes in interest rates and interest rate relationships; demand for products and services; the degree of competition by traditional and non-traditional competitors; changes in banking regulation; changes in tax laws; changes in prices, levies, and assessments; the impact of technological advances; governmental and regulatory policy changes; the outcomes of contingencies; trends in customer behavior as well as their ability to repay loans; changes in the national and local economies; and risk factors described in our annual report on Form 10-K for the year ended December 31, 2005. These are representative of the Future Factors that could cause a difference between an ultimate actual outcome and a preceding forward-looking statement.

INTRODUCTION

The following discussion compares the financial condition of Mercantile Bank Corporation and its consolidated subsidiaries, Mercantile Bank of Michigan ("our bank"), our bank's three subsidiaries Mercantile Bank Mortgage Company ("our mortgage company"), Mercantile Bank Real Estate Co., LLC ("our real estate company") and Mercantile Insurance Center, Inc. ("our insurance company"), at March 31, 2006 to December 31, 2005 and the results of operations for the three months ended March 31, 2006 and March 31, 2005. This discussion should be read in conjunction with the interim consolidated financial statements and footnotes included therein. Unless the text clearly suggests otherwise, references in this report to "us," "we," "our" or "the company" include Mercantile Bank Corporation and its consolidated subsidiaries referred to above.

CRITICAL ACCOUNTING POLICIES

Generally accepted accounting principles are complex and require management to apply significant judgment to various accounting, reporting and disclosure matters. Management must use assumptions and estimates to apply these principles where actual measurements are not possible or practical. Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our unaudited financial statements included in this report. For a complete discussion of our significant accounting policies, see footnotes to our Consolidated Financial Statements included on pages F-35 through F-40 in our Form 10-K for the fiscal year ended December 31, 2005 (Commission file number 000-26719). Below is a discussion of our Allowance for Loan and Lease Losses policy. This policy is critical because it is highly dependent upon subjective or complex judgments, assumptions and estimates. Changes in such estimates may have a significant impact on the financial statements, and actual results may differ from those estimates. Management has reviewed the application of this policy with the Audit Committee of the Company's Board of Directors.

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

FINANCIAL CONDITION

During the first three months of 2006, our assets increased from $1,838.2 million on December 31, 2005, to $1,897.0 million on March 31, 2006. This represents an increase in total assets of $58.8 million, or 3.2%. The asset growth was comprised primarily of a $50.1 million increase in net loans and a $6.6 million increase in securities. The growth in total assets was primarily funded by a $62.9 million increase in deposits, partially offset by a $4.2 million decrease in securities sold under agreements to repurchase ("repurchase agreements") and a $3.0 million decrease in federal funds purchased.

Commercial loans and leases increased by $46.7 million during the first three months of 2006, and at March 31, 2006 totaled $1,475.0 million, or 91.5% of the total loan and lease portfolio. The continued significant concentration of the loan and lease portfolio in commercial loans and leases and the rapid growth of this portion of our lending business is consistent with our stated strategy of focusing a substantial amount of our efforts on "wholesale" banking. Corporate and business lending continues to be an area of expertise of our senior management team, and our commercial lenders have extensive commercial lending experience, with most having at least 10 years experience. Of each of the loan categories that we originate, commercial loans and leases are most efficiently originated and managed; thus limiting overhead costs by necessitating the attention of fewer full-time employees. Our commercial lending business generates the greatest amount of local deposits, and is our primary source of demand deposits.

Residential mortgage loans and consumer loans increased an aggregate $3.9 million during the first three months of 2006. As of March 31, 2006, residential mortgage and consumer loans totaled a combined $137.4 million, or 8.5% of the total loan and lease portfolio. Although we plan to increase our noncommercial loan portfolios in future periods, given our wholesale banking strategy, we expect the commercial sector of the lending efforts and resultant assets to remain the dominant loan portfolio category.

                           MERCANTILE BANK CORPORATION

Management believes the quality of our loan and lease portfolio remains strong. Net loan and lease charge-offs during the first three months of 2006 totaled $757,000, or 0.19% of average total loans and leases on an annualized basis. During the first quarter of 2005, net loan and lease charge-offs totaled $447,000, or 0.13% of average total loans and leases on an annualized basis. Nonperforming assets at March 31, 2006 totaled $8.8 million, or 0.46% of period-ending total assets. At March 31, 2005, nonperforming assets totaled $5.2 million, or 0.31% of period-ending total assets, while nonperforming assets at December 31, 2005 totaled $4.0 million, or 0.22% of period-ending total assets.

Of the $4.8 million increase in nonperforming assets during the first quarter of 2006, approximately $2.6 million is attributable to eleven related loans that had been requested to finance the purchase of vacant residential real estate, where the purpose, collateral, and structure of the loans does not appear to coincide with what was portrayed to us in the loan application process. These loans have been placed on non-accrual. We are currently pursuing various legal remedies against the multiple parties to these transactions and expect the real estate collateral received in connection with the loans to eventually be liquidated as part of the collection process. While it is still early in the litigation and evaluation process, a portion of the allowance has been allocated to these specific credits based on the current assessment of the value of the collateral and the other collection avenues being pursued.

We believe we have instilled a strong credit culture within our lending departments as it pertains to the underwriting and administration processes, which in part is reflected in our historical loan and lease charge-off and delinquency ratios. Over 98% of the loan and lease portfolio consists of loans extended directly to companies and individuals doing business and residing within our market area. The remaining portion is comprised of commercial loans participated with certain commercial banks outside the immediate area, which we underwrite using the same loan underwriting criteria as though our bank was the originating bank.

Securities increased by $6.6 million during the first three months of 2006. Purchases during the first three months of 2006 totaled $9.6 million, while proceeds from maturities, calls and repayments of securities totaled $2.5 million. Our securities portfolio primarily consists of U.S. Government Agency bonds, mortgage-backed securities issued or guaranteed by U.S. Government Agencies, investment-grade tax-exempt municipal securities and Federal Home Loan Bank of Indianapolis ("FHLBI") stock.

Cash and cash equivalents increased $1.9 million during the first three months of 2006, totaling $38.6 million on March 31, 2006. Cash and due from bank balances were up $2.0 million and short term investments were down $0.1 million. Our commercial lending and wholesale funding focus results in relatively large day-to-day fluctuations of our cash and cash equivalent balances. The average cash and cash equivalents during the first three months of 2006 equaled $49.1 million.

Premises and equipment at March 31, 2006 equaled $29.9 million, a decrease of $0.3 million over the past three months. Purchases of premises and equipment during the first three months of 2006 totaled $0.3 million, while depreciation expense equaled $0.6 million.

                           MERCANTILE BANK CORPORATION

Deposits increased $62.9 million during the first three months of 2006, totaling $1,482.2 million at March 31, 2006. Local deposits increased $64.6 million, while out-of-area deposits decreased $1.7 million. As a percent of total deposits, local deposits increased from 32.2% on December 31, 2005, to 35.2% at March 31, 2006. Noninterest-bearing demand deposits, comprising 7.8% of total deposits, decreased $5.9 million during the first three months of 2006. Savings deposits (6.5% of total deposits) decreased $10.8 million, interest-bearing checking accounts (2.4% of total deposits) decreased $3.8 million and money market deposit accounts (0.7% of total deposits) increased $0.5 million during the first three months of 2006. Local certificates of deposit, comprising 17.8% of total deposits, increased by $84.7 million during the first three months of 2006. The increase in local certificates of deposit is primarily attributable to increases in balances from municipalities and transfers of monies by consumer and commercial customers from savings accounts to certificate of deposit products, the latter of which reflecting that rates offered on certificates of deposit have risen at a faster pace than the rates offered on savings accounts.

Out-of-area deposits decreased $1.7 million during the first three months of 2006, totaling $961.1 million at March 31, 2006. Out-of-area deposits consist primarily of certificates of deposit obtained from depositors located outside our market area and placed by deposit brokers for a fee, but also include certificates of deposit obtained from the deposit owners directly. Out-of-area deposits are utilized to support our asset growth, and are generally a lower cost source of funds when compared to the deposit interest rates that would have to be offered in the local market to generate a sufficient level of funds. During the first three months of 2006, rates paid on new out-of-area certificates of deposit were generally only slightly higher than rates paid on new certificates of deposit issued to local customers. Overhead costs associated with out-of-area deposits are considerably less than the overhead costs that would be incurred to administer a similar level of local deposits. Although local deposits generally have and are expected to increase as new business, governmental and consumer deposit relationships are established, our relatively high reliance on out-of-area deposits will likely continue.

Repurchase agreements decreased by $4.2 million during the first three months of 2006, totaling $68.0 million as of March 31, 2006. As part of our sweep account program, collected funds from certain business noninterest-bearing checking accounts are invested into over-night interest-bearing repurchase agreements. Although not considered a deposit account and therefore not afforded federal deposit insurance, the repurchase agreements have characteristics very similar to that of our business checking deposit accounts.

Federal funds purchased declined by $3.0 million during the first three months of 2006, totaling $6.6 million as of March 31, 2006. Advances obtained from the FHLBI totaled $130.0 million as of March 31, 2006, unchanged from December 31, 2005, as $15.0 million in new advances replaced the $15.0 million from maturing advances during the first quarter. The FHLBI advances are collateralized by residential mortgage loans, first mortgage liens on multi-family residential property loans, first mortgage liens on commercial real estate property loans, and substantially all other assets of our bank, under a blanket lien arrangement. Our borrowing line of credit as of March 31, 2006 totaled $203.4 million, with availability approximating $61.7 million. FHLBI advances, along with out-of-area deposits, are the primary components of our wholesale funding program.

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

                           MERCANTILE BANK CORPORATION

Our liquidity strategy is to fund earning asset growth with deposits, repurchase agreements and FHLBI advances and to maintain an adequate level of short- and medium-term investments to meet typical daily loan and deposit activity. Although deposit and repurchase agreement growth from depositors located in our market area has generally consistently increased, this growth has not been sufficient to meet the substantial loan growth and provide monies for additional investing activities. To assist in providing the additional needed funds, we have regularly obtained monies from wholesale funding sources. Wholesale funds, comprised of certificates of deposit from customers outside our market area and advances from the FHLBI, totaled $1,091.1 million, or 64.9% of combined deposits and borrowed funds as of March 31, 2006. As of December 31, 2005, wholesale funds totaled $1,092.8 million, or 67.4% of combined deposits and borrowed funds. Reliance on wholesale funds is expected to continue due to our anticipated future asset growth.

As a member of the FHLBI, our bank has access to the FHLBI's borrowing programs. At March 31, 2006, advances from the FHLBI totaled $130.0 million, unchanged from the amount outstanding at December 31, 2005. Based on available collateral at March 31, 2006, our bank could borrow an additional $61.7 million.

Our bank has the ability to borrow money on a daily basis through correspondent banks via established unsecured federal funds purchased lines, totaling $62.0 million as of March 31,2006. The average balance of federal funds purchased during the first three months of 2006 equaled $2.2 million, compared to a $12.0 million average federal funds sold position during the same time period.

In addition to typical loan funding and deposit flow, we must maintain liquidity to meet the demands of certain unfunded loan commitments and standby letters of credit. As of March 31, 2006, our bank had a total of $453.0 million in unfunded loan commitments and $57.1 million in unfunded standby letters of credit. Of the total unfunded loan commitments, $362.5 million were commitments available as lines of credit to be drawn at any time as customers' cash needs vary, and $90.5 million were for loan commitments expected to close and become funded within the next three to six months. We monitor fluctuations in loan balances and commitment levels, and include such data in managing overall liquidity.

CAPITAL RESOURCES

Shareholders' equity is a noninterest-bearing source of funds that provides support for asset growth. Shareholders' equity increased by $3.7 million during the first three months of 2006, from $155.1 million on December 31, 2005, to $158.8 million at March 31, 2006. The increase is primarily attributable to net income of $4.9 million recorded during the first quarter of 2006. Shareholders' equity was negatively impacted during the first quarter of 2006 by the payment of cash dividends totaling $0.9 million and a $0.3 million mark-to-market adjustment for available for sale securities as defined in SFAS No. 115. Shareholders' equity also increased $0.1 million from the issuance of new shares of common stock resulting from our dividend reinvestment plan, employee stock purchase plan and stock option exercises.

We are subject to regulatory capital requirements primarily administered by federal bank regulatory agencies. Failure to meet the various capital requirements can initiate regulatory action that could have a direct material effect on the financial statements. The capital ratios of the company and our bank as of March 31, 2006 and December 31, 2005 are disclosed under Note 9 of the Notes to Consolidated Financial Statements.

                           MERCANTILE BANK CORPORATION

Our and our bank's ability to pay cash and stock dividends is subject to limitations under various laws and regulations and to prudent and sound banking practices. We declared a 5% stock dividend on April 11, 2006, that will be distributed on May 16, 2006 to record holders as of April 24, 2006. All earnings per share and dividend per share information have been adjusted for the 5% stock dividend. On January 10, 2006, we declared a $0.12 per share cash dividend on our common stock, which was paid on March 10, 2006 to record holders as of February 10, 2006. On April 11, 2006, we declared a $0.13 per share cash dividend on our common stock, which is payable on June 9, 2006 to record holders as of May 17,2006.

RESULTS OF OPERATIONS

Net income for the first quarter of 2006 was $4.9 million ($0.62 per basic share and $0.61 per diluted share), which represents a 13.0% increase over net income of $4.4 million ($0.55 per basic share and $0.54 per diluted share) recorded during the first quarter of 2005. The improvement in net income is primarily the result of higher net interest income and greater operating efficiency, which more than offset a higher provision expense.

Interest income during the first quarter of 2006 was $31.1 million, an increase of 43.3% over the $21.7 million earned during the first quarter of 2005. The growth in interest income is primarily attributable to the growth in earning assets and an increasing interest rate environment. During the first three months of 2006, earning assets averaged $1,778.7 million, $266.8 million higher than the average earning assets of $1,511.9 million during the same time period in 2005. Average loans were up $236.3 million and securities increased $25.9 million. Also positively impacting the growth in interest income was the increased yield on earning assets. During the first three months of 2006 and 2005, earning assets had a weighted average rate (tax equivalent-adjusted basis) of 7.16% and 5.89%, respectively. With approximately 70% of our total loans and leases tied to the prime rate, our asset yield has benefited from recent increases in the prime rate. Between June 30, 2004 and March 31, 2006, the Federal Open Market Committee raised the target federal funds rate by a total of 375 basis points, with the prime rate increasing by the same magnitude.

Interest expense during the first quarter of 2006 was $16.0 million, an increase of 76.8% over the $9.1 million expensed during the first quarter of 2005. The growth in interest expense is primarily attributable to an increase in interest-bearing liabilities necessitated by asset growth and a higher interest rate environment. During the first three months of 2006, interest-bearing liabilities averaged $1,588.4 million, $252.6 million higher than the average interest-bearing liabilities of $1,335.8 million during the same time period in 2005. Average interest-bearing deposits were up $237.4 million, FHLBI advances increased $8.0 million and short-term borrowings increased $6.4 million. Adding to the increased interest expense was the rise in the cost of interest-bearing liabilities. During the first three months of 2006 and 2005, interest-bearing liabilities had a weighted average rate of 4.09% and 2.75%, respectively. The higher weighted average cost of interest-bearing liabilities is primarily due to the increase in market interest rates.

Net interest income during the first quarter of 2006 was $15.1 million, an increase of 19.3% over the $12.7 million earned during the first quarter of 2005. The increase in net interest income was due to the growth in earning assets and improved net interest margin. The net interest margin increased from 3.46% during the first three months of 2005 to 3.51% during the first three months of 2006, primarily reflecting the overall positive impact of the recent increasing interest rate environment. Our earning assets, led by the relatively high level of floating rate loans tied to the prime rate, have generally repriced faster than our interest-bearing liabilities, led by our relatively high level of fixed rate certificates of deposit.

                           MERCANTILE BANK CORPORATION

The following table sets forth certain information relating to our consolidated average interest earning assets and interest-bearing liabilities and reflects the average yield on assets and average cost of liabilities for the first quarter of 2006 and 2005. Such yields and costs are derived by dividing income or expense by the average daily balance of assets or liabilities, respectively, for the period presented. Tax-exempt securities interest income and yield have been computed on a tax equivalent basis using a marginal tax rate of 35%. Securities interest income was increased by $296,000 and $261,000 in the first quarter of 2006 and 2005, respectively, for this adjustment.

                                                   Quarters ended March 31,
                              -----------------------------------------------------------------
                                            2006                              2005
                              -------------------------------   -------------------------------
                                Average               Average    Average                Average
                                Balance    Interest     Rate     Balance     Interest     Rate
                              ----------   --------   -------   ----------   --------   -------
                                                    (dollars in thousands)
ASSETS
Loans and leases              $1,581,618    $28,727    7.37%    $1,345,336    $19,772    5.96%
Investment securities            184,736      2,533    5.48        158,860      2,148    5.41
Federal funds sold                11,953        132    4.42          7,036         44    2.51
Short-term investments               387          3    3.52            659          2    1.31
                              ----------    -------             ----------    -------
   Total interest - earning
      assets                   1,778,694     31,395    7.16      1,511,891     21,966    5.89
Allowance for loan
   and lease losses              (20,894)                          (18,150)
Other assets                     114,145                            98,023
                              ----------                        ----------
   Total assets               $1,871.945                        $1.591.764
                              ==========                        ==========

LIABILITIES AND
   SHAREHOLDERS' EQUITY
Interest-bearing
   deposits                   $1,348,407    $13,485    4.06%    $1,111,026    $ 7,440    2.72%
Short-term borrowings             71,627        601    3.40         65,274        338    2.10
Federal Home Loan
   Bank advances                 132,778      1,315    4.02        124,778        857    2.75
Long-term borrowings              35,549        599    6.83         34,732        415    4.78
                              ----------    -------             ----------    -------
   Total interest-bearing
      liabilities              1,588,361     16,000    4.09      1,335,810      9,050    2.75
Noninterest-bearing
   deposits                      110,859                           103,864
Other liabilities                 15,824                             8,921
Shareholders' equity             156,901                           143,169
                              ----------    -------             ----------    -------
   Total liabilities and
      shareholders' equity    $1.871.945                        $1.591.764
                              ==========                        ==========
Net interest income                         $15.395                           $12.916
                                            =======                           =======
Net interest rate spread                               3.07%                             3.14%
                                                       ====                              ====
Net interest rate spread
   on average assets                                   3.34                              3.29
                                                       ====                              ====
Net interest margin on
   earning assets                                      3.51                              3.46
                                                       ====                              ====

                           MERCANTILE BANK CORPORATION

Provisions to the allowance during the first quarter of 2006 were $1.2 million, compared to the $0.7 million that was expensed during the first quarter of 2005. The increase primarily reflects the higher volume of net loan charge-offs, which was partially offset by a lower volume of loan and lease growth. Net loan and lease charge-offs of $757,000 were recorded during the first three months of 2006, compared to net loan and lease charge-offs of $447,000 during the same time period in 2005. Loan and lease growth during the first quarter of 2006 was $50.5 million, compared to loan and lease growth of $57.5 million during the same time period in 2005. The allowance, as a percentage of total loans and leases outstanding, was 1.30% as of March 31, 2006, compared to 1.32% at March 31, 2005.

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

Noninterest income during the first quarter of 2006 was $1.24 million, an increase of 2.7% over the $1.21 million earned during the first quarter of 2005. Service charge income on deposits and repurchase agreements decreased $22,000 (6.5%) during the first quarter of 2006, primarily reflecting an increase in the earnings credit rate which was only partially offset by an increase in new accounts opened during the last twelve months. There were no major changes in the other fee income categories when comparing the first quarter of 2006 with the first quarter of 2005.

Noninterest expense during the first quarter of 2006 was $8.0 million, an increase of 16.9% over the $6.9 million expensed during the first quarter of 2005. Employee salary and benefit expenses were $0.6 million higher during the first quarter of 2006 than the level expensed during the same time period in 2005, primarily reflecting the hiring of additional staff and merit annual pay raises. The level of full-time equivalent employees increased from 212 at the end of the first quarter in 2005 to 275 at the end of the first quarter in 2006, an increase of 29.7%. During the first quarter of 2005, we expensed $0.6 million for the non-lender bonus program; during the first quarter of 2006, no expense was recorded for the non-lender bonus program, the latter reflecting management's assessment of the likelihood of achieving a 15% growth in net income for all of 2006. Occupancy and furniture and equipment costs increased $0.5 million during the first quarter of 2006 over the level expensed during the same time period of 2005, primarily reflecting the opening of our new main office during the second quarter of 2005 and the opening of our new leased facilities in Lansing and Ann Arbor during the third quarter of 2005. General overhead costs remained relatively unchanged from the first quarter of 2005 to the first quarter of 2006. While additional expenses were required to administer the significantly increased asset base, these increases were offset by the absence of a $0.3 million expense that was incurred during the first quarter of 2005 relating to an accrual for the estimated exposure for an unfunded commercial letter of credit.

                           MERCANTILE BANK CORPORATION

Monitoring and controlling noninterest costs, while at the same time providing high quality service to customers, is a key component to our business strategy. While the dollar volume of noninterest costs has increased, the rate of growth has been lower than the rate of increase in net interest income and noninterest income. Noninterest expenses increased by $1.2 million during the first quarter of 2006 over the amount expensed during the first quarter of 2005; however, net revenues (net interest income plus noninterest income) increased at a substantially higher level of $2.5 million during the same time period. The efficiency ratio, a banking industry standardized calculation that attempts to reflect the utilization of overhead costs, improved from 49.4% during the first quarter of 2005 to 49.0% during the first quarter of 2006.

Federal income tax expense was $2.2 million during the first three months of 2006, an increase of 13.2% over the $1.9 million expensed during the same time period in 2005. The increase is primarily due to the higher level of net income before federal income tax. Our effective tax rate was 30.6% in both periods.

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

We use two interest rate risk measurement techniques. The first, which is commonly referred to as GAP analysis, measures the difference between the dollar amounts of interest sensitive assets and liabilities that will be refinanced or repriced during a given time period. A significant repricing gap could result in a negative impact to our net interest margin during periods of changing market interest rates. The following table depicts our GAP position as of March 31,2006 (dollars in thousands):

                           MERCANTILE BANK CORPORATION

                                          Within     Three to     One to      After
                                           Three      Twelve       Five       Five
                                          Months      Months      Years       Years       Total
                                         --------   ---------   ---------   --------   ----------
Assets:
   Commercial loans and leases (1)       $845,082   $  57,969   $ 527,100   $ 44,825   $1,474,976
   Residential real estate loans           60,663       3,548      51,762     13,811      129,784
   Consumer loans                           1,206         596       3,204      2,585        7,591
   Investment securities (2)                9,620         415      32,943    145,191      188,169
   Short-term investments                     389           0           0          0          389
   Allowance for loan and lease losses          0           0           0    (20,995)     (20,995)
   Other assets                                 0           0           0    117,060      117,060
                                         --------   ---------   ---------   --------   ----------
      Total assets                        916,960      62,528     615,009    302,477    1,896,974
Liabilities:
   Interest-bearing checking               35,971           0           0          0       35,971
   Savings                                 95,422           0           0          0       95,422
   Money market accounts                   10,840           0           0          0       10,840
   Time deposits less than $100,000        32,365      36,970      38,409          0      107,744
   Time deposits $100,000 and over        304,399     507,727     305,236          0    1,117,362
   Short-term borrowings                   74,556           0           0          0       74,556
   FHLB advances                           35,000      70,000      25,000          0      130,000
   Long-term borrowings                    35,781           0           0          0       35,781
   Noninterest-bearing checking                 0           0           0    114,880      114,880
   Other liabilities                            0           0           0     15,508       15,508
                                         --------   ---------   ---------   --------   ----------
      Total liabilities                   624,334     614,697     368,645    130,388    1,738,064
Shareholders' equity                                                         158,910      158,910
                                         --------   ---------   ---------   --------   ----------
Total sources of funds                    624,334     614,697     368,645    289,298    1,896,974
                                         --------   ---------   ---------   --------   ----------
Net asset (liability) GAP                $292,626   $(552,169)  $ 246,364   $ 13,179
                                         ========   =========   =========   ========
Cumulative GAP                           $292,626   $(259,543)  $ (13,179)
                                         ========   =========   =========
Percent of cumulative GAP to
   total assets                              15.4%      (l3.7)%      (0.7)%
                                         ========   =========   =========

(1) Floating rate loans that are currently at interest rate ceilings are treated as fixed rate loans and are reflected using maturity date and not repricing frequency.

(2) Mortgage-backed securities are categorized by average life calculations based upon prepayment trends as of March 31, 2006.

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

                           MERCANTILE BANK CORPORATION

We conducted multiple simulations as of March 31, 2006, whereby it was assumed that changes in market interest rates occurred ranging from up 200 basis points to down 200 basis points in equal quarterly instalments over the next twelve months. The following table reflects the suggested impact on our net interest income over the next twelve months, which are well within our policy parameters established to manage and monitor interest rate risk.

                                         Dollar Change In     Percent Change In
Interest Rate Scenario                 Net Interest Income   Net Interest Income
----------------------                 -------------------   -------------------
Interest rates down 200 basis points       $(4,755,000)             (7.6)%
Interest rates down 100 basis points        (3,591,000)             (5.8)
No change in interest rates                 (2,422,000)             (3.9)
Interest rates up 100 basis points            (481,000)             (0.8)
Interest rates up 200 basis points           1,435,000               2.3

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

ITEM 4. CONTROLS AND PROCEDURES

As of March 31,2006, an evaluation was performed under the supervision of and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of March 31, 2006. There have been no significant changes in our controls over financial reporting during the quarter ended March 31, 2006 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

                           MERCANTILE BANK CORPORATION

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

From time to time, we may be involved in various legal proceedings that are incidental to our business. In our opinion, we are not a party to any current legal proceedings that are material to our financial condition, either individually or in the aggregate.

ITEM 1A. RISK FACTORS.

There have been no material changes in our risk factors from those previously disclosed in our annual report on Form 10-K for the year ended December 31, 2005.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On January 12, 2006, we issued 1,846 shares of our common stock to one of our employees upon his exercise of employee stock options issued under our 1997 Employee Stock Option Plan. We received a weighted average exercise price of $9,658 per share aggregating $17,829 for these shares. The exercise price for these shares was substantially paid by the employee delivering to us common stock of the company that he already owned having an aggregate value of $17,797, with the difference paid in cash. On February 8, 2006, we issued 2,364 shares of our common stock to one of our employees upon his exercise of employee stock options issued under our 1997 Employee Stock Option Plan. We received a weighted average exercise price of $10,174 per share aggregating $24,051 for these shares. The exercise price for these shares was substantially paid by the employee delivering to us common stock of the company that he already owned having an aggregate value of $24,031, with the difference paid in cash. The shares issued under the 1997 Employee Stock Option Plan were issued in reliance on an exemption from registration under the Securities Act of 1933 based on
Section 4(2) of that Act, and Regulation D issued under that Act.

Issuer Purchases of Equity Securities

                                          (c) Total Number of
                (a) Total                 Shares Purchased as   (d) Maximum Number of
                Number of   (b) Average     Part of Publicly     Shares that May Yet
                  Shares     Price Paid    Announced Plans or     Be Purchased Under
    Period      Purchased    Per Share          Programs        the Plans or Programs
-------------   ---------   -----------   -------------------   ---------------------
January 1-31      1,465        $37.93              0                      0
February 1-28       668         35.98              0                      0
March 1 - 31        424         36.36              0                      0
Total             2,558         37.16              0                      0

The shares shown in column (a) above as having been purchased were acquired from three of our employees when they used shares of common stock that they already owned to pay part of the exercise price when exercising stock options issued under our employee stock option plans.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

Not applicable.

                           MERCANTILE BANK CORPORATION

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

    31        Rule 13a-14(a) Certifications

    32.1      Section 1350 Chief Executive Officer Certification

    32.2      Section 1350 Chief Financial Officer Certification

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 8,2006.

                                        MERCANTILE BANK CORPORATION


                                        By: /s/ Gerald R. Johnson Jr.
                                            ------------------------------------
                                            Gerald R. Johnson, Jr.
                                            Chairman of the Board and Chief
                                            Executive Officer
                                            (Principal Executive Officer)


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