Form 10-Q
period 2006-06-30
MERCANTILE BANK CORP
filed 2006-08-08
CIK 1042729

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2006

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from ______________ to ______________.

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

At August 8, 2006, there were 8,014,194 shares of Common Stock outstanding.

                           MERCANTILE BANK CORPORATION

                                      INDEX


                                                                        Page No.
                                                                        --------
PART I.  Financial Information

         Item 1. Financial Statements

         Consolidated Balance Sheets -
            June 30, 2006 (Unaudited) and December 31, 2005..........       3

         Consolidated Statements of Income and Comprehensive
            Income - Three and Six Months Ended June 30, 2006
            (Unaudited) and June 30, 2005 (Unaudited)................       4

         Consolidated Statements of Changes in Shareholders'
            Equity - Six Months Ended June 30, 2006 (Unaudited)
            and June 30, 2005 (Unaudited)............................       5

         Consolidated Statements of Cash Flows -
            Three and Six Months Ended June 30, 2006 (Unaudited)
            and June 30, 2005 (Unaudited)............................       7

         Notes to Consolidated Financial Statements (Unaudited)......       9

         Item 2. Management's Discussion and Analysis of Financial
            Condition and Results of Operations......................      22

         Item 3. Quantitative and Qualitative Disclosures About
            Market Risk..............................................      31

         Item 4. Controls and Procedures.............................      33

PART II. Other Information

         Item 1. Legal Proceedings...................................      34

         Item 1A. Risk Factors.......................................      34

         Item 2. Unregistered Sales of Equity Securities and Use of
            Proceeds.................................................      34

         Item 3. Defaults upon Senior Securities.....................      35

         Item 4. Submission of Matters to a Vote of Security
            Holders..................................................      35

         Item 5. Other Information...................................      35

         Item 6. Exhibits............................................      35

         Signatures

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                           MERCANTILE BANK CORPORATION
                           CONSOLIDATED BALANCE SHEETS

                                                                       June 30,       December 31,
                                                                         2006             2005
                                                                    --------------   --------------
                                                                      (Unaudited)
ASSETS
   Cash and due from banks                                          $   47,142,000   $   36,208,000
   Short-term investments                                                  271,000          545,000
                                                                    --------------   --------------
      Total cash and cash equivalents                                   47,413,000       36,753,000

   Securities available for sale                                       119,023,000      112,961,000
   Securities held to maturity (fair value of $62,826,000
      at June 30, 2006 and $62,850,000 at December 31, 2005)            61,759,000       60,766,000
   Federal Home Loan Bank stock                                          7,887,000        7,887,000

   Total loans and leases                                            1,670,471,000    1,561,812,000
   Allowance for loan and lease losses                                 (21,507,000)     (20,527,000)
                                                                    --------------   --------------
         Total loans and leases, net                                 1,648,964,000    1,541,285,000

   Premises and equipment, net                                          30,824,000       30,206,000
   Bank owned life insurance policies                                   29,852,000       28,071,000
   Accrued interest receivable                                           9,047,000        8,274,000
   Other assets                                                         14,660,000       12,007,000
                                                                    --------------   --------------
      Total assets                                                  $1,969,429,000   $1,838,210,000
                                                                    ==============   ==============

LIABILITIES AND SHAREHOLDERS' EQUITY
   Deposits
      Noninterest-bearing                                           $  129,483,000   $  120,828,000
      Interest-bearing                                               1,418,429,000    1,298,524,000
                                                                    --------------   --------------
         Total deposits                                              1,547,912,000    1,419,352,000

   Securities sold under agreements to repurchase                       64,431,000       72,201,000
   Federal funds purchased                                              11,400,000        9,600,000
   Federal Home Loan Bank advances                                     130,000,000      130,000,000
   Subordinated debentures                                              32,990,000       32,990,000
   Other borrowed money                                                  2,957,000        2,347,000
   Accrued expenses and other liabilities                               18,079,000       16,595,000
                                                                    --------------   --------------
         Total liabilities                                           1,807,769,000    1,683,085,000

Shareholders' equity
   Preferred stock, no par value; 1,000,000 shares
      authorized, none issued                                                    0                0
   Common stock, no par value: 20,000,000 shares authorized;
      8,014,044 shares outstanding at June 30, 2006 and 7,590,526
      shares outstanding at December 31, 2005                          160,872,000      148,533,000
   Retained earnings                                                     4,070,000        8,000,000
   Accumulated other comprehensive income (loss)                        (3,282,000)      (1,408,000)
                                                                    --------------   --------------
      Total shareholders' equity                                       161,660,000      155,125,000
                                                                    --------------   --------------
         Total liabilities and shareholders' equity                 $1,969,429,000   $1,838,210,000
                                                                    ==============   ==============

          See accompanying notes to consolidated financial statements.

                           MERCANTILE BANK CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME
                            AND COMPREHENSIVE INCOME

                                            Three Months    Three Months     Six Months      Six Months
                                               Ended           Ended           Ended           Ended
                                           June 30, 2006   June 30, 2005   June 30, 2006   June 30, 2005
                                           -------------   -------------   -------------   -------------
                                            (Unaudited)     (Unaudited)     (Unaudited)     (Unaudited)
Interest income
   Loans and leases, including fees         $31,304,000     $22,250,000     $60,031,000     $42,022,000
   Investment securities                      2,299,000       2,036,000       4,536,000       3,923,000
   Federal funds sold                           139,000          56,000         271,000         100,000
   Short-term investments                         4,000           4,000           7,000           6,000
                                            -----------     -----------     -----------     -----------
      Total interest income                  33,746,000      24,346,000      64,845,000      46,051,000

Interest expense
   Deposits                                  15,358,000       8,892,000      28,843,000      16,332,000
   Short-term borrowings                        720,000         375,000       1,321,000         713,000
   Federal Home Loan Bank advances            1,369,000       1,006,000       2,684,000       1,863,000
   Long-term borrowings                         653,000         465,000       1,252,000         880,000
                                            -----------     -----------     -----------     -----------
      Total interest expense                 18,100,000      10,738,000      34,100,000      19,788,000
                                            -----------     -----------     -----------     -----------

NET INTEREST INCOME                          15,646,000      13,608,000      30,745,000      26,263,000

Provision for loan and lease losses           1,500,000         900,000       2,725,000       1,625,000
                                            -----------     -----------     -----------     -----------
NET INTEREST INCOME AFTER PROVISION
   FOR LOAN AND LEASE LOSSES                 14,146,000      12,708,000      28,020,000      24,638,000

Noninterest income
   Services charges on accounts                 329,000         341,000         645,000         679,000
   Net gain on sales of commercial loans              0          28,000          29,000          28,000
   Other income                                 946,000         849,000       1,844,000       1,721,000
                                            -----------     -----------     -----------     -----------
      Total noninterest income                1,275,000       1,218,000       2,518,000       2,428,000

Noninterest expense
   Salaries and benefits                      4,683,000       4,405,000       9,448,000       8,564,000
   Occupancy                                    772,000         566,000       1,602,000       1,084,000
   Furniture and equipment                      515,000         362,000       1,037,000         650,000
   Other expense                              2,061,000       1,812,000       3,950,000       3,697,000
                                            -----------     -----------     -----------     -----------
      Total noninterest expenses              8,031,000       7,145,000      16,037,000      13,995,000
                                            -----------     -----------     -----------     -----------

INCOME BEFORE FEDERAL INCOME
   TAX EXPENSE                                7,390,000       6,781,000      14,501,000      13,071,000

Federal income tax expense                    2,279,000       2,091,000       4,461,000       4,019,000
                                            -----------     -----------     -----------     -----------
NET INCOME                                  $ 5,111,000     $ 4,690,000     $10,040,000     $ 9,052,000
                                            ===========     ===========     ===========     ===========
COMPREHENSIVE INCOME                        $ 3,567,000     $ 5,424,000     $ 8,166,000     $ 8,926,000
                                            ===========     ===========     ===========     ===========
Basic earnings per share                    $      0.64     $      0.59     $      1.26     $      1.14
                                            ===========     ===========     ===========     ===========
Diluted earnings per share                  $      0.63     $      0.58     $      1.24     $      1.12
                                            ===========     ===========     ===========     ===========
Cash dividends per share                    $      0.13     $      0.11     $      0.25     $      0.21
                                            ===========     ===========     ===========     ===========
Average basic shares outstanding              8,000,998       7,958,408       7,987,616       7,951,726
                                            ===========     ===========     ===========     ===========
Average diluted shares outstanding            8,119,820       8,099,740       8,111,449       8,094,716
                                            ===========     ===========     ===========     ===========

          See accompanying notes to consolidated financial statements.

                          MERCANTILE BANK CORPORATION
                           CONSOLIDATED STATEMENTS OF
                         CHANGES IN SHAREHOLDERS' EQUITY
                                   (Unaudited)

                                                                                Accumulated
                                                                                   Other           Total
                                                    Common        Retained     Comprehensive   Shareholders'
                                                     Stock        Earnings     Income/(Loss)      Equity
                                                 ------------   ------------   -------------   -------------
BALANCE, JANUARY 1, 2005                         $131,010,000   $ 10,475,000     $ 132,000      $141,617,000
Payment of 5% stock dividend, 379,216 shares       17,187,000    (17,191,000)                         (4,000)
Employee stock purchase plan, 1,012 shares             39,000                                         39,000
Dividend reinvestment plan, 2,255 shares               84,000                                         84,000
Stock option exercises, 35,387 shares                 319,000                                        319,000
Stock tendered for stock option exercises,
   6,836 shares                                      (266,000)                                      (266,000)
Cash dividends ($0.21 per share)                                  (1,515,000)                     (1,515,000)
Comprehensive income:
   Net income for the period from
      January 1, 2005 through June 30, 2005                        9,052,000                       9,052,000
   Change in net unrealized gain
      (loss) on securities available for sale,
      net of reclassifications and tax effect                                     (126,000)         (126,000)
                                                                                                ------------
      Total comprehensive income                                                                   8,926,000
                                                 ------------   ------------     ---------      ------------
BALANCE, JUNE 30, 2005                           $148,373,000   $    821,000     $   6,000      $149,200,000
                                                 ============   ============     =========      ============

          See accompanying notes to consolidated financial statements.

                          MERCANTILE BANK CORPORATION
                           CONSOLIDATED STATEMENTS OF
                        CHANGES IN SHAREHOLDERS' EQUITY
                                  (Unaudited)

                                                                                Accumulated
                                                                                   Other           Total
                                                    Common        Retained     Comprehensive   Shareholders'
                                                     Stock        Earnings     Income/(Loss)       Equity
                                                 ------------   ------------   -------------   -------------
BALANCE, JANUARY 1, 2006                          148,533,000      8,000,000     (1,408,000)     155,125,000
Payment of 5% stock dividend, 379,432 shares       12,014,000    (12,018,000)                         (4,000)
Employee stock purchase plan, 1,448 shares             55,000                                         55,000
Dividend reinvestment plan, 1,181 shares               45,000                                         45,000
Stock option exercises, 55,757 shares                 683,000                                        683,000
Stock tendered for stock option exercises,
   14,300 shares                                     (560,000)                                      (560,000)
Stock option expense                                  102,000                                        102,000
Cash dividends ($0.25 per share)                                  (1,952,000)                     (1,952,000)
Comprehensive income:
   Net income for the period from
      January 1, 2006 through June 30, 2006                       10,040,000                      10,040,000
   Change in net unrealized gain
      (loss) on securities available for sale,
      net of reclassifications and tax effect                                    (1,874,000)      (1,874,000)
                                                                                                ------------
      Total comprehensive income                                                                   8,166,000
                                                 ------------   ------------    -----------     ------------
BALANCE, JUNE 30, 2006                           $160,872,000   $  4,070,000    $(3,282,000)    $161,660,000
                                                 ============   ============    ===========     ============

          See accompanying notes to consolidated financial statements.

                           MERCANTILE BANK CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                         Three Months    Three Months     Six Months      Six Months
                                                            Ended           Ended           Ended           Ended
                                                        June 30, 2006   June 30, 2005   June 30, 2006   June 30, 2005
                                                        -------------   -------------   -------------   -------------
                                                         (Unaudited)     (Unaudited)     (Unaudited)     (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income                                           $  5,111,000    $  4,690,000    $  10,040,000   $   9,052,000
   Adjustments to reconcile net income
      to net cash from operating activities
      Depreciation and amortization                          794,000         584,000        1,579,000       1,074,000
      Provision for loan and lease losses                  1,500,000         900,000        2,725,000       1,625,000
      Net gain on sales of commercial loans                        0         (28,000)         (29,000)        (28,000)
      Stock option expense                                    51,000               0          102,000               0
      Net change in:
         Accrued interest receivable                         327,000         333,000         (773,000)       (906,000)
         Bank owned life insurance policies                 (285,000)       (243,000)        (574,000)       (479,000)
         Other assets                                     (2,774,000)     (1,503,000)      (1,907,000)     (2,632,000)
         Accrued expenses and other liabilities            2,571,000       1,772,000        1,484,000       2,611,000
                                                        ------------    ------------    -------------   -------------
            Net cash from operating activities             7,295,000       6,505,000       12,647,000      10,317,000
CASH FLOWS FROM INVESTING ACTIVITIES
   Loan and leases originations and payments, net        (59,108,000)    (49,999,000)    (110,375,000)   (107,899,000)
   Purchases of:
      Securities available for sale                       (4,880,000)     (8,044,000)     (13,013,000)    (23,800,000)
      Securities held to maturity                           (327,000)     (2,580,000)      (1,755,000)     (7,475,000)
      Federal Home Loan Bank stock                                 0        (403,000)               0        (627,000)
   Proceeds from:
      Maturities, calls and repayments of
         available for sale securities                     1,599,000       4,006,000        4,087,000       9,516,000
      Maturities, calls and repayments of
         held to maturity securities                         730,000         735,000          730,000         936,000
      Purchases of premises and equipment, net            (1,591,000)     (2,999,000)      (1,921,000)     (5,377,000)
   Purchases of bank owned life insurance policies        (1,207,000)       (440,000)      (1,207,000)       (440,000)
                                                        ------------    ------------    -------------   -------------
            Net cash from investing activities           (64,784,000)    (59,724,000)    (123,454,000)   (135,166,000)
CASH FLOWS FROM FINANCING ACTIVITIES
   Net increase in deposits                               65,693,000      31,827,000      128,560,000     162,663,000
   Net increase (decrease) in securities sold under
      agreements to repurchase                            (3,525,000)     (4,174,000)      (7,770,000)       (283,000)
   Net increase (decrease) in federal funds purchased      4,800,000               0        1,800,000     (15,000,000)
   Proceeds from new FHLB advances                        35,000,000      20,000,000       50,000,000      40,000,000
   Maturities of FHLB advances                           (35,000,000)    (10,000,000)     (50,000,000)    (25,000,000)
   Net increase in other borrowed money                      166,000         153,000          610,000         460,000
   Employee stock purchase plan                               26,000          22,000           55,000          39,000
   Dividend reinvestment plan                                 24,000          51,000           45,000          84,000
   Stock option exercises, net                               123,000               0          123,000          53,000
   Payment of cash dividends                              (1,041,000)       (794,000)      (1,952,000)     (1,515,000)
   Cash paid in lieu of fractional shares on
      stock dividend                                               0          (4,000)          (4,000)         (4,000)
                                                        ------------    ------------    -------------   -------------
            Net cash from financing activities            66,266,000      37,081,000      121,467,000     161,497,000
                                                        ------------    ------------    -------------   -------------

          See accompanying notes to consolidated financial statements.

                           MERCANTILE BANK CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                     Three Months    Three Months     Six Months      Six Months
                                                        Ended           Ended           Ended           Ended
                                                    June 30, 2006   June 30, 2005   June 30, 2006   June 30, 2005
                                                    -------------   -------------   -------------   -------------
                                                     (Unaudited)     (Unaudited)     (Unaudited)     (Unaudited)
Net change in cash and cash equivalents                8,777,000     (16,138,000)     10,660,000     36,648,000
Cash and cash equivalents at beginning of period      38,636,000      73,597,000      36,753,000     20,811,000
                                                     -----------    ------------     -----------    -----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD           $47,413,000    $ 57,459,000     $47,413,000    $57,459,000
                                                     ===========    ============     ===========    ===========
Supplemental disclosures of cash flow information
   Cash paid during the period for:
      Interest                                       $15,876,000    $  9,070,000     $30,177,000    $16,796,000
      Federal income tax                               4,875,000       4,150,000       5,875,000      4,475,000

          See accompanying notes to consolidated financial statements.

                           MERCANTILE BANK CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1.   SIGNIFICANT ACCOUNTING POLICIES

     Basis of Presentation: The unaudited financial statements for the three and six months ended June 30, 2006 include the consolidated results of operations of Mercantile Bank Corporation and its consolidated subsidiaries. These subsidiaries include Mercantile Bank of Michigan ("our bank"), our bank's three subsidiaries, Mercantile Bank Mortgage Company, LLC ("our mortgage company"), Mercantile Bank Real Estate Co., LLC ("our real estate company"), and Mercantile Insurance Center, Inc. ("our insurance center"). These consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and Item 303(b) of Regulation S-K and do not include all disclosures required by accounting principles generally accepted in the United States of America for a complete presentation of our financial condition and results of operations. In the opinion of management, the information reflects all adjustments (consisting only of normal recurring adjustments) which are necessary in order to make the financial statements not misleading and for a fair presentation of the results of operations for such periods. The results for the periods ended June 30, 2006 should not be considered as indicative of results for a full year. For further information, refer to the consolidated financial statements and footnotes included in our annual report on Form 10-K for the year ended December 31, 2005.

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

     Earnings Per Share: Basic earnings per share is based on weighted average common shares outstanding during the period. Diluted earnings per share include the dilutive effect of additional potential common shares issuable under stock options. Options for 7,163 shares were antidilutive and were not included in determining diluted earnings per share for the three and six month periods ended June 30, 2006.

     Stock Dividend: Per share amounts and average shares outstanding have been adjusted for all periods presented to reflect the 5% stock dividend distributed on May 16, 2006. The Statement of Changes in Shareholders' Equity reflects a transfer from retained earnings to common stock for the value of the shares distributed to the extent of available retained earnings.

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

     The Stock Incentive Plan of 2006 ("Incentive Plan") was approved by shareholders at the annual meeting held on April 27, 2006. The Incentive Plan provides for the grant of equity-based incentives to eligible participants. The forms of long-term incentive compensation include stock options, stock appreciation rights, restricted stock units, restricted stock, stock awards and other awards based on or related to shares of Mercantile Bank Corporation common stock. The Incentive Plan provides for 350,000 shares of Mercantile Bank Corporation common stock to be available for incentive awards under the Incentive Plan, combined with the 245,769 shares available for issuance under previously authorized stock option plans, for a total of 595,769.

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

                           MERCANTILE BANK CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1.   SIGNIFICANT ACCOUNTING POLICIES (Continued)

     On January 1, 2006, the Company adopted SFAS No. 123(R), which requires measurement of compensation cost for all stock-based awards be based on the grant-date fair value and recognition of compensation cost over the service period of stock-based awards, which is usually the same as the vesting period. The fair value of stock options is determined using the Black-Scholes valuation model, which is consistent with the Company's valuation methodology previously utilized for options in the footnote disclosures required under SFAS No. 123. The Company has adopted SFAS No. 123(R) using the modified prospective method, which provides for no retroactive application to prior periods and no cumulative adjustment to equity accounts. As amended, this applies to awards granted or modified beginning with the first quarter of 2006. Compensation cost is also recorded for prior option grants that vest after the date of adoption. SFAS No. 123(R) also amends SFAS No. 95 "Statement of Cash Flows," and requires tax benefits relating to excess stock-based compensation deductions be presented in the consolidated statements of cash flows as financing cash inflows.

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

                                Three Months Ended June 30, 2006
                             -------------------------------------
                                Using         SFAS
                              Previous       123(R)         As
                             Accounting   Adjustments    Reported
                             ----------   -----------   ----------
Income before taxes          $7,441,000    $(51,000)    $7,390,000
Income taxes                  2,279,000           0      2,279,000
                             ----------    --------     ----------
Net income                   $5,162,000    $(51,000)    $5,111,000
                             ==========    ========     ==========

Basic earnings per share     $     0.65    $  (0.01)    $     0.64
Diluted earnings per share   $     0.64    $  (0.01)    $     0.63

                           MERCANTILE BANK CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1.   SIGNIFICANT ACCOUNTING POLICIES (Continued)

                                  Six Months Ended June 30, 2006
                             ---------------------------------------
                                Using          SFAS
                               Previous       123(R)
                              Accounting   Adjustments   As Reported
                             -----------   -----------   -----------
Income before taxes          $14,603,000    $(102,000)   $14,501,000
Income taxes                   4,461,000            0      4,461,000
                             -----------    ---------    -----------
Net income                   $10,142,000    $(102,000)   $10,040,000
                             ===========    =========    ===========
Basic earnings per share     $      1.27    $   (0.01)   $      1.26
Diluted earnings per share   $      1.25    $   (0.01)   $      1.24

The following table illustrates the effect on net income and earnings per share if expense had been measured using the fair value recognition provisions of SFAS No. 123(R).

                                 Three Months Ended June 30, 2005
                             ----------------------------------------
                                                         Pro Forma As
                                As          Pro Forma      If Under
                              Reported    Adjustments     SFAS 123(R)
                             ----------   ------------   ------------
Income before taxes          $6,781,000     $(94,000)    $6,687,000
Income taxes                  2,091,000            0      2,091,000
                             ----------     --------     ----------
Net income                   $4,690,000     $(94,000)    $4,596,000
                             ==========     ========     ==========
Basic earnings per share     $     0.59     $  (0.01)    $     0.58
Diluted earnings per share   $     0.58     $  (0.01)    $     0.57

                           MERCANTILE BANK CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1.   SIGNIFICANT ACCOUNTING POLICIES (Continued)

                                  Six Months Ended June 30, 2005
                             ----------------------------------------
                                                         Pro Forma As
                                            Pro Forma      If Under
                             As Reported   Adjustments    SFAS 123(R)
                             -----------   -----------   ------------
Income before taxes          $13,071,000    $(187,000)    $12,884,000
Income taxes                   4,019,000            0       4,019,000
                             -----------    ---------     -----------
Net income                   $ 9,052,000    $(187,000)    $ 8,865,000
                             ===========    =========     ===========
Basic earnings per share     $      1.14    $   (0.03)    $      1.11
Diluted earnings per share   $      1.12    $   (0.02)    $      1.10

The following is activity under the stock option plans:

                                     Six Months Ended June 30, 2006
                                     ------------------------------
                                                      Weighted
                                                       Average
                                                      Exercise
                                            Shares      Price
                                           --------   --------
Outstanding at beginning of period         $315,302    $21.83
Granted                                           0        NA
Exercised                                    55,757     12.25
Forfeited                                     2,204     33.55
                                           --------    ------
Outstanding at end of period               $257,341    $23.81
                                           ========    ======
Exercisable at end of period               $214,689    $22.31
                                           ========    ======

The aggregate intrinsic value of all options outstanding at June 30, 2006 was $4.1 million.

The aggregate intrinsic value of all options that were exercisable at June 30, 2006 was $3.8 million.

The aggregate intrinsic value of stock options exercised during the first six months of 2006 was $1.5 million.

The weighted average fair value of the 2,479 stock options that vested during the first six months of 2006 was $10.90.

                           MERCANTILE BANK CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1.   SIGNIFICANT ACCOUNTING POLICIES (Continued)

     Stock options outstanding as of June 30, 2006:

                                          Outstanding
                               --------------------------------       Exercisable
                                           Weighted               ------------------
                                           Average     Weighted             Weighted
                                          Remaining     Average              Average
                                         Contractual   Exercise             Exercise
                                Shares       Life        Price     Shares     Price
                               -------   -----------   --------   -------   --------
$4.00 - $8.00                    8,952    1.1 Years     $ 7.46      8,952    $ 7.46
$8.01 - $12.00                  43,208    3.6 Years       9.19     43,208      9.19
$12.01 - $16.00                 29,306    5.3 Years      13.07     29,306     13.07
$16.01 - $20.00                 40,695    6.1 Years      16.83     33,063     16.94
$20.01 - $24.00                  7,272    6.3 Years      21.19          0        NA
$24.01 - $28.00                 31,748    7.3 Years      27.94     31,748     27.94
$32.01 - $36.00                 42,664    8.2 Years      35.29     35,728     35.36
$36.01 - $40.00                 46,333    9.4 Years      37.68     32,684     37.68
$40.01 - $44.00                  7,163    8.3 Years      42.29          0        NA
                               -------                            -------
Outstanding at end of period   257,341    6.6 Years     $23.81    214,689    $22.31
                               =======                            =======

     The compensation cost yet to be recognized for stock option grants that have been awarded but not vested is $100,000 for the remainder of 2006, and $27,000, $17,000 and $8,000 for 2007, 2008, and 2009, respectively.

     Newly Issued but Not Yet Effective Accounting Standards: In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109 ("FIN 48"), which clarifies the accounting for uncertainty in income taxes recognized in a company's financial statements in accordance with SFAS 109, Accounting for Income Taxes. FIN 48 prescribes a recognition and measurement threshold for a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company has not completed its evaluation of the impact of the adoption of FIN 48.

                           MERCANTILE BANK CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

2.   LOANS AND LEASES

     Our total loans and leases at June 30, 2006 were $1,670.5 million compared to $1,561.8 million at December 31, 2005, an increase of $108.7 million, or 7.0%. The components of our outstanding balances at June 30, 2006 and December 31, 2005, and the percentage change in loans and leases from the end of 2005 to the end of the second quarter 2006 are as follows:

                                    June 30, 2006          December 31, 2005       Percent
                               ----------------------   ----------------------    Increase/
                                   Balance        %         Balance        %     (Decrease)
                               --------------   -----   --------------   -----   ----------
Real Estate:
   Construction and land
      development              $  265,139,000    15.9%  $  226,544,000    14.5%     17.0%
   Secured by 1-4 family
      properties                  122,944,000     7.4      128,111,000     8.2      (4.0)
   Secured by multi-family
      properties                   35,397,000     2.1       30,114,000     2.0      17.5
   Secured by nonresidential
      properties                  776,542,000    46.5      714,963,000    45.8       8.6
Commercial                        461,892,000    27.6      454,911,000    29.1       1.5
Leases                              1,198,000     0.1        1,786,000     0.1     (32.9)
Consumer                            7,359,000     0.4        5,383,000     0.3      36.7
                               --------------   -----   --------------   -----     -----
   Total loans and leases      $1,670,471,000   100.0%  $1,561,812,000   100.0%      7.0%
                               ==============   =====   ==============   =====     =====

3.   ALLOWANCE FOR LOAN AND LEASE LOSSES

     The following is a summary of the change in our allowance for loan and lease losses account for the three and six months ended June 30:

                                Three months ended           Six months ended
                            -------------------------   -------------------------
                              June 30,      June 30,      June 30,      June 30,
                                2006          2005          2006          2005
                            -----------   -----------   -----------   -----------
Beginning balance           $20,995,000   $18,097,000   $20,527,000   $17,819,000
   Charge-offs               (1,083,000)     (211,000)   (1,863,000)     (704,000)
   Recoveries                    95,000        70,000       118,000       116,000
   Provision for loan and
      lease losses            1,500,000       900,000     2,725,000     1,625,000
                            -----------   -----------   -----------   -----------
Balance at June 30          $21,507,000   $18,856,000   $21,507,000   $18,856,000
                            ===========   ===========   ===========   ===========

                           MERCANTILE BANK CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

4.   PREMISES AND EQUIPMENT - NET

     Premises and equipment are comprised of the following:

                                         June 30,    December 31,
                                           2006          2005
                                       -----------   ------------
Land and improvements                  $ 8,442,000    $ 7,135,000
Buildings and leasehold improvements    18,870,000     18,450,000
Furniture and equipment                 10,545,000     10,351,000
                                       -----------    -----------
                                        37,857,000     35,936,000
Less: accumulated depreciation           7,033,000      5,730,000
                                       -----------    -----------
Premises and equipment, net            $30,824,000    $30,206,000
                                       ===========    ===========

     Depreciation expense amounted to $0.7 million during the second quarter of 2006, compared to $0.5 million in the second quarter of 2005. Depreciation expense amounted to $1.3 million during the first six months of 2006, compared to $0.8 million during the first six months of 2005.

5.   DEPOSITS

     Our total deposits at June 30, 2006 were $1,547.9 million compared to $1,419.4 million at December 31, 2005, an increase of $128.6 million, or 9.1%. The components of our outstanding balances at June 30, 2006 and December 31, 2005, and percentage change in deposits from the end of 2005 to the end of the second quarter 2006 are as follows:

                                  June 30, 2006          December 31, 2005       Percent
                             ----------------------   ----------------------    Increase/
                                 Balance        %         Balance        %     (Decrease)
                             --------------   -----   --------------   -----   ----------
Noninterest-bearing demand   $  129,483,000     8.4%  $  120,828,000     8.5%      7.2%
Interest-bearing checking        33,643,000     2.2       39,792,000     2.8     (15.5)
Money market                     10,762,000     0.7       10,344,000     0.7       4.0
Savings                          87,048,000     5.6      106,247,000     7.5     (18.1)
Time, under $100,000             36,259,000     2.3       23,906,000     1.7      51.7
Time, $100,000 and over         247,889,000    16.0      155,401,000    11.0      59.5
                             --------------   -----   --------------   -----     -----
                                545,084,000    35.2      456,518,000    32.2      19.4
Out-of-area time,
   under $100,000                69,185,000     4.5       80,048,000     5.6     (13.6)
Out-of-area time,
   $100,000 and over            933,643,000    60.3      882,786,000    62.2       5.8
                             --------------   -----   --------------   -----     -----
                              1,002,828,000    64.8      962,834,000    67.8       4.1
                             --------------   -----   --------------   -----     -----
      Total deposits         $1,547,912,000   100.0%  $1,419,352,000   100.0%      9.1%
                             ==============   =====   ==============   =====     =====

                           MERCANTILE BANK CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

6.   SHORT-TERM BORROWINGS

     Information relating to our securities sold under agreements to repurchase follows:

                                                June 30,    December 31,
                                                  2006          2005
                                              -----------   ------------
Outstanding balance at end of period          $64,431,000   $72,201,000
Average interest rate at end of period               3.69%         3.31%
Average balance during the period             $69,315,000   $60,743,000
Average interest rate during the period              3.52%         2.63%
Maximum month end balance during the period   $76,113,000   $74,639,000

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

7.   FEDERAL HOME LOAN BANK ADVANCES

     Our outstanding balances at June 30, 2006 and December 31, 2005 were as follows.

                                                          June 30,    December 31,
                                                           2006           2005
                                                       ------------   ------------
Maturities July 2006 through May 2008,
   fixed rates from 2.64 to 5.69%, averaging 4.45%     $130,000,000   $          0
Maturities January 2006 through May 2008,
   fixed rates from 2.13% to 4.92%, averaging 3.68%               0    120,000,000
Maturities in May 2006, floating rates tied to Libor
   indices, averaging 4.42%                                       0     10,000,000
                                                       ------------   ------------
   Total Federal Home Loan Bank advances               $130,000,000   $130,000,000
                                                       ============   ============

     Each advance is payable at its maturity date, and is subject to a prepayment fee if paid prior to the maturity date. The advances are collateralized by residential mortgage loans, first mortgage liens on multi-family residential property loans, first mortgage liens on commercial real estate property loans,

                           MERCANTILE BANK CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

     and substantially all other assets of our bank, under a blanket lien arrangement. Our borrowing line of credit as of June 30, 2006 totaled $295.9 million, with availability approximating $154.0 million.

7.   FEDERAL HOME LOAN BANK ADVANCES (Continued)

     Maturities of FHLB advances currently outstanding during the next five years are:

2006   $65,000,000
2007    50,000,000
2008    15,000,000
2009             0
2010             0

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

     These instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized, if any, in the balance sheet. Our bank's maximum exposure to loan loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual notional amount of those instruments. Our bank uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments. Collateral, such as accounts receivable, securities, inventory, property and equipment, is generally obtained based on management's credit assessment of the borrower. If required, estimated loss exposure resulting from these instruments is expensed and recorded as a liability. The balance of the liability account was $0.5 million as of June 30, 2006 and December 31, 2005.

     A summary of the contractual amounts of our financial instruments with off-balance-sheet risk at June 30, 2006 and December 31, 2005 follows:

                                                 June 30,     December 31,
                                                   2006           2005
                                               ------------   ------------
Commercial unused lines of credit              $327,509,000   $303,115,000
Unused lines of credit secured by 1-4 family
   residential properties                        29,301,000     27,830,000

                           MERCANTILE BANK CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Credit card unused lines of credit                8,223,000      7,971,000
Other consumer unused lines of credit             7,719,000     10,791,000
Commitments to make loans                        63,429,000     83,280,000
Standby letters of credit                        66,586,000     59,058,000
                                               ------------   ------------
   Total loan and leases commitments           $502,767,000   $492,045,000
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

     Our actual capital levels and minimum required levels were (dollars in thousands):

                                                                     Minimum Required
                                                                       to be Well
                                                Minimum Required     Capitalized Under
                                                   for Capital       Prompt Corrective
                                  Actual        Adequacy Purposes   Action Regulations
                             ----------------   -----------------   ------------------
                              Amount    Ratio     Amount    Ratio    Amount    Ratio
                             --------   -----   ---------   -----   -------   --------
June 30, 2006
   Total capital (to risk
      weighted assets)
      Consolidated           $218,449   11.7%    $149,831    8.0%       $NA       NA
      Bank                    214,900   11.5      149,685    8.0    187,106     10.0%
   Tier 1 capital (to risk
      weighted assets)
      Consolidated            196,942   10.5       74,916    4.0         NA       NA
      Bank                    193,393   10.3       74,843    4.0    112,264      6.0
   Tier 1 capital (to
      average assets)
      Consolidated            196,942   10.2       77,577    4.0         NA       NA
      Bank                    193,393   10.0       77,510    4.0     96,887      5.0

                           MERCANTILE BANK CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

9.   REGULATORY MATTERS (Continued)

                                                                     Minimum Required
                                                                        to be Well
                                                 Minimum Required    Capitalized Under
                                                   for Capital       Prompt Corrective
                                   Actual       Adequacy Purposes   Action Regulations
                             ----------------   -----------------   ------------------
                              Amount    Ratio     Amount    Ratio     Amount    Ratio
                             --------   -----    --------   -----    --------   -----
December 31, 2005
   Total capital (to risk
      weighted assets)
         Consolidated        $209,060    12.0%   $139,337    8.0%    $     NA      NA
         Bank                 205,642    11.8     139,158    8.0      173,947    10.0%
   Tier 1 capital (to risk
      weighted assets)
         Consolidated         188,533    10.8      69,669    4.0           NA      NA
         Bank                 185,115    10.6      69,579    4.0      104,368     6.0
   Tier 1 capital (to
      average assets)
         Consolidated         188,533    10.5      72,163    4.0           NA      NA
         Bank                 185,115    10.3      72,100    4.0       90,124     5.0

     The consolidated capital levels as of June 30, 2006 and December 31, 2005 include the $32.0 million in trust preferred securities issued by the trust subject to certain limitations. Federal Reserve guidelines limit the amount of trust preferred securities which can be included in our Tier 1 capital to 25% of total Tier 1 capital. As of June 30, 2006 and December 31, 2005, all $32.0 million of the trust preferred securities were included as Tier 1 capital.

     Our and our bank's ability to pay cash and stock dividends is subject to limitations under various laws and regulations and to prudent and sound banking practices. We declared a 5% stock dividend on April 11, 2006, that was distributed on May 16, 2006 to record holders as of April 24, 2006. All earnings per share and dividend per share information have been adjusted for the 5% stock dividend. We have also paid two cash dividends on our common stock during 2006. On January 10, 2006, we declared a $0.12 per share cash dividend on our common stock, which was paid on March 10, 2006 to record holders as of February 10, 2006. On April 11, 2006, we declared a $0.13 per share cash dividend on our common stock, which was paid on June 9, 2006 to record holders as of May 17, 2006. On July 11, 2006, we declared a $0.13 per share cash dividend on our common stock, which is payable on September 8, 2006 to record holders as of August 10, 2006.

                           MERCANTILE BANK CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

10.  BENEFIT PLANS

     We sponsor an employee stock purchase plan which allows employees to defer after-tax payroll dollars and purchase our common stock on a quarterly basis. We have registered 30,387 shares of common stock to be issued and purchased under the plan; however, the plan allows for shares to be purchased directly from us or on the open market. During the six months ended June 30, 2006, we issued 1,448 shares under the plan.

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

INTRODUCTION

The following discussion compares the financial condition of Mercantile Bank Corporation and its consolidated subsidiaries, Mercantile Bank of Michigan ("our bank"), our bank's three subsidiaries Mercantile Bank Mortgage Company ("our mortgage company"), Mercantile Bank Real Estate Co., LLC ("our real estate company") and Mercantile Insurance Center, Inc. ("our insurance center"), at June 30, 2006 to December 31, 2005 and the results of operations for the three and six months ended June 30, 2006 and June 30, 2005. This discussion should be read in conjunction with the interim consolidated financial statements and footnotes included in this report. Unless the text clearly suggests otherwise, references in this report to "us," "we," "our," or "the company" include Mercantile Bank Corporation and its consolidated subsidiaries referred to above.

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

FINANCIAL CONDITION

During the first six months of 2006, our assets increased from $1,838.2 million on December 31, 2005, to $1,969.4 million on June 30, 2006. This represents a total increase in assets of $131.2 million, or 7.1%. The asset growth was comprised primarily of a $107.7 million increase in net loans, a $10.6 million increase in cash and cash equivalents and a $7.1 million increase in securities. The growth in total assets was primarily funded by a $128.6 million increase in deposits, partially offset by a $7.8 million decrease in securities sold under agreements to repurchase ("repurchase agreements").

Commercial loans and leases increased by $111.9 million during the first six months of 2006, and at June 30, 2006 totaled $1,540.2 million, or 92.2% of the total loan and lease portfolio. The continued significant concentration of the loan and lease portfolio in commercial loans and leases and the rapid growth of this portion of our lending business is consistent with our stated strategy of focusing a substantial amount of efforts on "wholesale" banking. Corporate and business lending continues to be an area of expertise of our senior management team, and our commercial lenders have extensive commercial lending experience, with most having at least 10 years experience. Of each of the loan categories that we originate, commercial loans and leases are most efficiently originated and managed; thus limiting overhead costs by necessitating the attention of fewer full-time employees. Our commercial lending business generates the greatest amount of local deposits, and is our primary source of demand deposits.

Residential mortgage loans decreased by $5.2 million during the first six months of 2006, while the balance of our consumer loan portfolio increased by $2.0 million. As of June 30, 2006, residential mortgage and consumer loans totaled a combined $130.3 million, or 7.8% of the total loan and lease portfolio. Although we plan to increase our non-commercial loan portfolios in future periods, given our wholesale banking strategy, we expect the commercial sector of our lending efforts and resultant assets to remain the dominant loan portfolio category.

                           MERCANTILE BANK CORPORATION

Management believes the quality of our loan and lease portfolio remains strong. Net loan and lease charge-offs during the first six months of 2006 totaled $1.7 million, or 0.22% of average total loans and leases on an annualized basis. During the first six months of 2005, net loan and lease charge-offs totaled $0.6 million, or 0.09% of average total loans and leases on an annualized basis. Nonperforming assets at June 30, 2006 totaled $8.7 million, or 0.44% of period-ending total assets. Nonperforming assets at June 30, 2005 totaled $3.7 million, or 0.22% of period-ending total assets, while at December 31, 2005, nonperforming assets totaled $4.0 million, or 0.22% of period-ending total assets.

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

Securities increased $7.1 million during the first six months of 2006. Purchases during the first six months of 2006 totaled $14.8 million, while proceeds from maturities, calls and repayments of securities totaled $4.8 million. Our securities portfolio primarily consists of U.S. Government Agency bonds, mortgage-backed securities issued or guaranteed by U.S. Government Agencies, investment-grade tax-exempt municipal securities and Federal Home Loan Bank of Indianapolis ("FHLBI") stock.

Cash and cash equivalents increased $10.6 million during the first six months of 2006, totaling $47.4 million on June 30, 2006. Cash and due from bank balances were up $10.9 million, while short-term investments decreased $0.3 million. Our commercial lending and wholesale funding focus results in relatively large day-to-day fluctuations of our cash and cash equivalent balances. The average cash and cash equivalents during the first six months of 2006 equaled $49.4 million.

Premises and equipment at June 30, 2006 equaled $30.8 million, an increase of $0.6 million over the past six months. Purchases of premises and equipment during the first six months of 2006 totaled $1.9 million, while depreciation expense equaled $1.3 million.

Deposits increased $128.6 million during the first six months of 2006, totaling $1,547.9 million at June 30, 2006. Local deposits increased $88.6 million, while out-of-area deposits increased $40.0 million. As a percent of total deposits, local deposits increased from 32.2% on December 31, 2005, to 35.2% on June 30, 2006. Noninterest-bearing demand deposits, comprising 8.4% of total deposits, increased $8.7 million during the first six months of 2006. Savings deposits (5.6% of total deposits) decreased $19.2 million, interest-bearing checking deposits (2.2% of total deposits) decreased $6.1 million and money market deposit accounts (0.7% of total deposits) increased $0.4 million during the first six months of 2006. Local certificates of deposit, comprising 18.3% of total deposits, increased by $104.8 million during the first six months of 2006. The increase in local certificates of deposit is primarily attributable to increases in balances from municipalities and transfers of monies by consumer and commercial customers from savings accounts to certificate of deposit products, the latter of which reflecting that rates offered on certificates of deposit have risen at a faster pace than the rates offered on savings accounts.

                           MERCANTILE BANK CORPORATION

Out-of-area deposits increased $40.0 million during the first six months of 2006, totaling $1,002.8 million as of June 30, 2006. Out-of-area deposits consist primarily of certificates of deposit obtained from depositors located outside our market area and placed by deposit brokers for a fee, but also include certificates of deposit obtained from the deposit owners directly. Out-of-area deposits are utilized to support our asset growth, and are generally a lower cost source of funds when compared to the deposit interest rates that would have to be offered in the local market to generate a sufficient level of funds. During the first six months of 2006, rates paid on new out-of-area certificates of deposit were similar to the rates paid on new certificates of deposit issued to local customers. Overhead costs associated with the out-of-area deposits are considerably less than the overhead costs that would be incurred to administer a similar level of local deposits. Although local deposits have and are expected to increase as new business, governmental and consumer deposit relationships are established, our relatively high reliance on out-of-area deposits is expected to continue.

Repurchase agreements decreased by $7.8 million during the first six months of 2006, totaling $64.4 million as of June 30, 2006. As part of our sweep account program, collected funds from certain business noninterest-bearing checking accounts are invested into over-night interest-bearing repurchase agreements. Although not considered a deposit account and therefore not afforded federal deposit insurance, the repurchase agreements have characteristics very similar to that of our business checking deposit accounts.

Federal funds purchased increased by $1.8 million during the first six months of 2006, totaling $11.4 million as of June 30, 2006. Advances obtained from the FHLBI totaled $130.0 million as of June 30, 2006, unchanged from December 31, 2005, as $50.0 million in new advances replaced the $50.0 million from maturing advances during the first six months of 2006. The FHLBI advances are collateralized by residential mortgage loans, first mortgage liens on multi-family residential property loans and first mortgage liens on commercial real estate property loans, and substantially all other assets of our bank, under a blanket lien arrangement. Our borrowing line of credit as of June 30, 2006 totaled $295.9 million, with availability approximating $154.0 million. FHLBI advances, along with out-of-area deposits, are the primary components of our wholesale funding program.

LIQUIDITY

Liquidity is measured by our ability to raise funds through deposits, borrowed funds, capital or cash flow from the repayment of loans and securities. These funds are used to meet deposit withdrawals, maintain reserve requirements, fund loans and support our operations. Liquidity is primarily achieved through the growth of deposits (both local and out-of-area), advances from the FHLBI and federal funds purchased, as well as liquid assets such as securities available for sale, matured securities, and federal funds sold. Asset and liability management is the process of managing our balance sheet to achieve a mix of earning assets and liabilities that maximizes profitability, while providing adequate liquidity.

Our liquidity strategy is to fund asset growth with deposits, repurchase agreements and FHLBI advances and to maintain an adequate level of short- and medium-term investments to meet typical daily loan and deposit activity. Although deposit and repurchase agreement growth from depositors located in our market area has generally consistently increased, this growth has not been sufficient to meet our substantial loan growth and provide monies for additional investing activities. To assist in providing the additional needed funds, we have regularly obtained monies from wholesale funding sources. Wholesale funds, comprised of certificates of deposit from customers outside of our market area and advances from the FHLBI, totaled $1,132.8 million, or 64.6% of combined deposits and borrowed funds as

                           MERCANTILE BANK CORPORATION

of June 30, 2006. As of December 31, 2005, wholesale funds totaled $1,092.8 million, or 67.0% of combined deposits and borrowed funds. Reliance on wholesale funds is expected to continue due to our anticipated future asset growth.

As a member of the FHLBI, our bank has access to the FHLBI's borrowing programs. At June 30, 2006, advances from the FHLBI totaled $130.0 million, unchanged from the amount outstanding at December 31, 2005. Based on available collateral at June 30, 2006, our bank could borrow an additional $154.0 million.

Our bank has the ability to borrow money on a daily basis through correspondent banks via established unsecured federal funds purchased lines, totaling $62.0 million as of June 30, 2006. The average balance of federal funds purchased during the first six months of 2006 equaled $4.5 million, compared to an $11.6 million average federal funds sold position during the same time period.

In addition to typical loan funding and deposit flow, we must maintain liquidity to meet the demands of certain unfunded loan commitments and standby letters of credit. As of June 30, 2006, our bank had a total of $436.2 million in unfunded loan commitments and $66.6 million in unfunded standby letters of credit. Of the total unfunded loan commitments, $372.8 million were commitments available as lines of credit to be drawn at any time as customers' cash needs vary, and $63.4 million were for loan commitments expected to close and become funded within the next three to six months. We monitor fluctuations in loan balances and commitment levels, and include such data in managing our overall liquidity.

CAPITAL RESOURCES

Shareholders' equity is a noninterest-bearing source of funds that provides support for asset growth. Shareholders' equity increased by $6.6 million during the first six months of 2006, from $155.1 million on December 31, 2005, to $161.7 million at June 30, 2006. The increase is primarily attributable to net income of $10.0 million recorded during the first six months of 2006. Shareholders' equity was negatively impacted during the first six months of 2006 by the payment of cash dividends totaling $2.0 million and a $1.9 million mark-to-market adjustment for available for sale securities as defined in SFAS No. 115. Shareholders' equity also increased $0.2 million from the issuance of new shares of common stock resulting from our dividend reinvestment plan, employee stock purchase plan and stock option exercises.

We are subject to regulatory capital requirements primarily administered by federal bank regulatory agencies. Failure to meet the various capital requirements can initiate regulatory action that could have a direct material effect on the financial statements. The capital ratios of the company and our bank as of June 30, 2006 and December 31, 2005 are disclosed under Note 9 of the Notes to Consolidated Financial Statements.

Our and our bank's ability to pay cash and stock dividends is subject to limitations under various laws and regulations and to prudent and sound banking practices. We declared a 5% stock dividend on April 11, 2006, that was distributed on May 16, 2006 to record holders as of April 24, 2006. All earnings per share and dividend per share information have been adjusted for the 5% stock dividend. We paid a $0.12 per share cash dividend on March 10, 2006 and a $0.13 per share cash dividend on June 9, 2006. On July 11, 2006, we declared a $0.13 per share cash dividend payable on September 8, 2006 to record holders as of August 10, 2006.

                           MERCANTILE BANK CORPORATION

RESULTS OF OPERATIONS

Net income for the second quarter of 2006 was $5.1 million ($0.64 per basic share and $0.63 per diluted share), which represents a 9.0% increase over net income of $4.7 million ($0.59 per basic share and $0.58 per diluted share) recorded during the second quarter of 2005. Net income for the first six months of 2006 was $10.0 million ($1.26 per basic share and $1.24 per diluted share), which represents a 10.9% increase over net income of $9.1 million ($1.14 per basic share and $1.12 per diluted share) recorded during the first six months of 2005. The improvement in net income during both time periods is primarily the result of higher net interest income and improved operating efficiency, which more than offset a higher provision expense.

Interest income during the second quarter of 2006 was $33.7 million, an increase of 38.6% over the $24.3 million earned during the second quarter of 2005. Interest income during the first six months of 2006 was $64.8 million, an increase of 40.8% over the $46.1 million earned during the first six months of 2005. The growth in interest income during both time periods is primarily attributable to growth in earning assets and an increasing interest rate environment. During the second quarter of 2006, earning assets averaged $1,841.7 million, $259.2 million higher than average earning assets of $1,582.5 million during the second quarter of 2005. Average loans were up $240.6 million and securities increased $15.5 million. During the first six months of 2006, earning assets averaged $1,810.4 million, $263.0 million higher than average earning assets of $1,547.4 million during the same time period in 2005. Average loans were up $238.4 million and securities increased $20.7 million. Also positively impacting the growth in interest income was the increased yield on earning assets. During the second quarter of 2006 and 2005, earning assets had a weighted average yield (tax equivalent-adjusted basis) of 7.42% and 6.24%, respectively. During the first six months of 2006 and 2005, earning assets had a weighted average yield of 7.29% and 6.07%, respectively. With approximately 65% of our total loans and leases tied to the prime rate, our asset yield has benefited from recent increases in the prime rate. Between June 30, 2004 and June 30, 2006, the Federal Open Market Committee has raised the target federal funds rate by a total of 425 basis points, with the prime rate increasing by the same magnitude.

Interest expense during the second quarter of 2006 was $18.1 million, an increase of 68.6% over the $10.7 million expensed during the second quarter of 2005. Interest expense during the first six months of 2006 was $34.1 million, an increase of 72.3% over the $19.8 million expensed during the first six months of 2005. The increase in interest expense is primarily attributable to an increase in interest-bearing liabilities necessitated by asset growth and a higher interest rate environment. During the second quarter of 2006, interest-bearing liabilities averaged $1,644.8 million, $246.4 million higher than average interest-bearing liabilities of $1,398.4 million during the second quarter of 2005. Interest-bearing deposits were up $234.5 million and short-term borrowings increased $13.1 million. During the first six months of 2006, interest-bearing liabilities averaged $1,616.7 million, $249.4 million higher than average interest-bearing liabilities of $1,367.3 million during the same time period in 2005. Interest-bearing deposits were up $236.0 million and short-term borrowings increased $9.7 million. During the second quarter of 2006 and 2005, interest-bearing liabilities had a weighted average rate of 4.41% and 3.08%, respectively. During the first six months of 2006 and 2005, interest-bearing liabilities had a weighted average rate of 4.25% and 2.92%, respectively. The higher weighted average cost of interest-bearing liabilities is primarily due to the increase in market interest rates.

                           MERCANTILE BANK CORPORATION

Net interest income during the second quarter of 2006 was $15.6 million, an increase of 15.0% over the $13.6 million earned during the second quarter of 2005. Net interest income during the first six months of 2006 was $30.7 million, an increase of 17.1% over the $26.3 million earned during the same time period in 2005. The increase in net interest income is primarily due to the growth in earning assets, supported by a relatively stable net interest margin. The net interest margin during the second quarter of 2006 was 3.47%, compared to 3.52% during the second quarter of 2005. During the first six months of 2006, the net interest margin was 3.49%, unchanged from the level during the same time period in 2005.

The following table sets forth certain information relating to our consolidated average interest-earning assets and interest-bearing liabilities and reflects the average yield on assets and average cost of liabilities for the second quarter of 2006 and 2005. Such yields and costs are derived by dividing income or expense by the average daily balance of assets or liabilities, respectively, for the period presented. Tax-exempt securities interest income and yield have been computed on a tax equivalent basis using a marginal tax rate of 35%. Securities interest income was increased by $301,000 and $273,000 in the second quarter of 2006 and 2005, respectively, for this adjustment.

                                                           Quarters ended June 30,
                                      -----------------------------------------------------------------
                                                    2006                              2005
                                      -------------------------------   -------------------------------
                                        Average               Average     Average               Average
                                        Balance    Interest     Rate      Balance    Interest     Rate
                                      ----------   --------   -------   ----------   --------   -------
                                                           (dollars in thousands)
ASSETS
   Loans and leases                   $1,643,022    $31,304    7.64%    $1,402,469    $22,250    6.36%
   Securities                            187,102      2,600    5.56        171,620      2,309    5.38
   Federal funds sold                     11,230        139    4.96          7,853         56    2.82
   Short term investments                    312          4    4.80            511          4    2.81
                                      ----------    -------             ----------    -------
      Total interest-earning assets    1,841,666     34,047    7.42      1,582,453     24,619    6.24
   Allowance for loan losses             (21,457)                          (18,620)
   Other assets                          119,204                           105,370
                                      ----------                        ----------
      Total assets                    $1,939,413                        $1,669,203
                                      ==========                        ==========
LIABILITIES AND
   SHAREHOLDERS' EQUITY
   Interest-bearing deposits          $1,403,912    $15,358    4.39%    $1,169,350    $ 8,892    3.05%
   Short-term borrowings                  75,894        720    3.81         62,802        375    2.40
   FHLB advances                         129,121      1,369    4.25        131,264      1,006    3.03
   Long-term borrowings                   35,830        653    7.31         34,965        465    5.26
                                      ----------    -------             ----------    -------
      Total interest-bearing
         liabilities                   1,644,757     18,100    4.41      1,398,381     10,738    3.08
   Noninterest-bearing
      deposits                           117,125                           112,302
   Other liabilities                      17,492                            11,523
   Shareholders' equity                  160,039                           146,997
                                      ----------                        ----------
      Total liabilities and
         shareholders' equity         $1,939,413                        $1,669,203
                                      ==========    -------             ==========    -------
   Net interest income                              $15,947                           $13,881
                                                    =======                           =======
   Net interest rate spread                                    3.01%                             3.16%
                                                               ====                              ====

                           MERCANTILE BANK CORPORATION

   Net interest rate spread
      on average assets                                        3.30%                             3.34%
                                                               ====                              ====
   Net interest margin on
      earning assets                                           3.47%                             3.52%
                                                               ====                              ====

Provisions to the allowance during the second quarter of 2006 were $1.5 million, an increase of 66.7% over the $0.9 million that was expensed during the second quarter of 2005. Provisions to the allowance during the first six months of 2006 were $2.7 million, an increase of 67.7% over the $1.6 million that was expensed during the same time period in 2005. The increase during both time periods primarily reflects the higher volume of net loan and lease charge-offs. Net loan and lease charge-offs of $1.0 million were recorded during the second quarter of 2006, compared to net loan and lease charge-offs of $0.1 million during the second quarter of 2005. During the first six months of 2006, net loan and lease charge-offs totaled $1.7 million, compared to net loan and lease charge-offs of $0.6 million during the same time period in 2005. The allowance, as a percentage of total loans and leases outstanding, was 1.29% as of June 30, 2006, compared to 1.32% at June 30, 2005.

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

Noninterest income during the second quarter of 2006 was $1.28 million, an increase of 4.7% over the $1.22 million earned during the second quarter of 2005. Noninterest income during the first six months of 2006 was $2.52 million, an increase of 3.7% over the $2.43 million earned during the same time period in 2005. Service charge income on deposits and repurchase agreements decreased $12,000 (3.5%) during the second quarter of 2006 when compared to the second quarter of 2005, and declined $34,000 (5.0%) during the first six months of 2006 when compared to the same time period during 2005, primarily reflecting an increase in the earnings credit rate on noninterest-bearing checking accounts which was only partially offset by an increase in new accounts opened during the last twelve months. During both time periods, we recorded increased fee income in virtually all other major fee income categories.

                           MERCANTILE BANK CORPORATION

Noninterest expense during the second quarter of 2006 was $8.0 million, an increase of 12.4% over the $7.1 million expensed during the second quarter of 2005. Noninterest expense during the first six months of 2006 was $16.0 million, an increase of 14.6% over the $14.0 million expensed during the same time period in 2005. Employee salary and benefit expenses were $0.3 million higher during the second quarter of 2006 than the level expensed during the second quarter of 2005, and were $0.9 million higher during the first six months of 2006 than the level expensed during the first six months of 2005. The increases during both time periods primarily resulted from the hiring of additional staff and merit annual pay increases, partially offset by lower non-lender bonus program expenses. The level of full-time equivalent employees increased from 237 at June 30, 2005 to 277 as of June 30, 2006. During the second quarter of 2005 and the first six months of 2005, we expensed $0.6 million and $1.2 million, respectively, for the non-lender bonus program. During the second quarter of 2006 and the first six months of 2006, no expense was recorded for the non-lender bonus program, primarily reflecting management's assessment of the likelihood of achieving a 15% growth in net income for all of 2006. Occupancy and furniture and equipment costs increased $0.4 million during the second quarter of 2006 over the level expensed during the second quarter of 2005, and increased $0.9 million during the first six months of 2006 over the level expensed during the first six months of 2005, primarily reflecting the opening of our new main office during the second quarter of 2005 and the opening of our new leased facilities in Lansing and Ann Arbor during the third quarter of 2005. Other overhead costs increased $0.2 million during the second quarter of 2006 over the level expensed during the second quarter of 2005, and increased $0.3 million during the first six months of 2006 over the level expensed during the first six months of 2005, primarily reflecting additional expenditures required to administer the increased asset base.

Monitoring and controlling noninterest costs, while at the same time providing high quality service to customers, is a key component to our business strategy. While the dollar volume of noninterest costs has increased, the rate of growth has been lower than the rate of increase in net interest income and noninterest income. Noninterest expenses increased by $0.9 million during the second quarter of 2006 over the amount expensed during the second quarter of 2005, and increased by $2.0 million during the first six months of 2006 over the amount expensed during the first six months of 2005. However, net revenues (net interest income plus noninterest income) increased at a substantially higher level of $2.1 million and $4.6 million during the same time periods, respectively.

Federal income tax expense was $2.3 million during the second quarter of 2006, an increase of 9.0% over the $2.1 million expensed during the second quarter of 2005. Federal income tax expense was $4.5 million during the first six months of 2006, an increase of 11.0% over the $4.0 million expensed during the first six months of 2005. The increases during both time periods primarily results from the increase in net income before federal income tax. Our effective tax rate was approximately 30.8% during the second quarter of 2006 and 2005, as well as during the first six months of 2006 and 2005.

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

We use two interest rate risk measurement techniques. The first, which is commonly referred to as GAP analysis, measures the difference between the dollar amounts of interest sensitive assets and liabilities that will be refinanced or repriced during a given time period. A significant repricing gap could result in a negative impact to our net interest margin during periods of changing market interest rates. The following table depicts our GAP position as of June 30, 2006 (dollars in thousands):

                           MERCANTILE BANK CORPORATION

                                           Within     Three to     One to       After
                                            Three      Twelve       Five         Five
                                           Months      Months       Years       Years        Total
                                          --------   ---------    --------    ---------   ----------
Assets:
   Commercial loans and leases (1)        $838,371   $  57,265    $594,775    $  49,757   $1,540,168
   Residential real estate loans            54,687       2,672      52,139       13,446      122,944
   Consumer loans                            1,291         562       4,935          571        7,359
   Investment securities (2)                 8,888       2,143      33,306      144,332      188,669
   Short-term investments                      271           0           0            0          271
   Allowance for loan and leases losses          0           0           0      (21,507)     (21,507)
   Other assets                                  0           0           0      131,525      131,525
                                          --------   ---------    --------    ---------   ----------
      Total assets                         903,508      62,642     685,155      318,124    1,969,429

Liabilities:
   Interest-bearing checking                33,643           0           0            0       33,643
   Savings                                  87,048           0           0            0       87,048
   Money market accounts                    10,762           0           0            0       10,762
   Time deposits < $100,000                 27,288      43,655      34,501            0      105,444
   Time deposits $100,000 and over         315,038     522,257     344,237            0    1,181,532
   Short-term borrowings                    75,831           0           0            0       75,831
   FHLB advances                            30,000      75,000      25,000            0      130,000
   Long-term borrowings                     35,947           0           0            0       35,947
   Noninterest-bearing checking                  0           0           0      129,483      129,483
   Other liabilities                             0           0           0       18,079       18,079
                                          --------   ---------    --------    ---------   ----------
      Total liabilities                    615,557     640,912     403,738      147,562    1,807,769
Shareholders' equity                             0           0           0      161,660      161,660
                                          --------   ---------    --------    ---------   ----------
Total sources of funds                     615,557     640,912     403,738      309,222    1,969,429
                                          --------   ---------    --------    ---------   ----------
Net asset (liability) GAP                 $287,951   $(578,270)   $281,417    $   8,902
                                          ========   =========    ========    =========
Cumulative GAP                            $287,951   $(290,319)   $ (8,902)
                                          ========   =========    ========
Percent of cumulative GAP to
   total assets                               14.6%      (14.8)%      (0.5)%
                                          ========   =========    ========

(1) Floating rate loans that are currently at interest rate ceilings are treated as fixed rate loans and are reflected using maturity date and not next repricing date.

(2) Mortgage-backed securities are categorized by expected final maturities based upon prepayment trends as of June 30, 2006

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

                           MERCANTILE BANK CORPORATION

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

We conducted multiple simulations as of June 30, 2006, whereby it was assumed that changes in market interest rates occurred ranging from up 200 basis points to down 200 basis points in equal quarterly instalments over the next twelve months. The following table reflects the suggested impact on our net interest income over the next twelve months, which are well within our policy parameters established to manage and monitor interest rate risk.

                                         Dollar Change In     Percent Change In
Interest Rate Scenario                 Net Interest Income   Net Interest Income
----------------------                 -------------------   -------------------
Interest rates down 200 basis points       $(5,969,000)             (9.4)%
Interest rates down 100 basis points        (4,837,000)             (7.6)
No change in interest rates                 (3,675,000)             (5.8)
Interest rates up 100 basis points          (1,725,000)             (2.7)
Interest rates up 200 basis points             215,000               0.3

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

ITEM 4. CONTROLS AND PROCEDURES

As of June 30, 2006, an evaluation was performed under the supervision of and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of June 30, 2006. There have been no significant changes in our internal controls over financial reporting during the quarter ended June 30, 2006 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, we may be involved in various legal proceedings that are incidental to our business. In our opinion, we are not a party to any current legal proceedings that are material to our financial condition, either individually or in the aggregate.

ITEM 1A. RISK FACTORS

There have been no material changes in our risk factors from those previously disclosed in our annual report on Form 10-K for the year ended December 31, 2005.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On April 18, 2006, we issued 19,227 shares of our common stock to one of our employees upon his exercise of employee stock options issued under our 1997 Employee Stock Option Plan. We received a weighted average exercise price of $9.184 per share aggregating $176,580 for these shares. The exercise price for these shares was substantially paid by the employee delivering to us common stock of the company that he already owned having an aggregate value of $176,558, with the difference paid in cash. Also on April 18, 2006, we issued 2,888 shares of our common stock to one of our employees upon his exercise of employee stock options issued under our 1997 Employee Stock Option Plan. We received a weighted average exercise price of $8.769 per share aggregating $25,325 for these shares. The exercise price for these shares was substantially paid by the employee delivering to us common stock of the company that he already owned having an aggregate value of $25,318, with the difference paid in cash. On May 24, 2006, we issued 8,963 shares of our common stock to one of our employees upon his exercise of employee stock options issued under our 1997 Employee Stock Option Plan. We received a weighted average exercise price of $9.724 per share aggregating $87,153 for these shares. The exercise price for these shares was substantially paid by the employee delivering to us common stock of the company that he already owned having an aggregate value of $87,093, with the difference paid in cash. The shares issued under the 1997 Employee Stock Option Plan were issued in reliance on an exemption from registration under the Securities Act of 1933 based on Section 4(2) of that Act, and Regulation D issued under that Act.

Issuer Purchases of Equity Securities

                                                                                     (d) Maximum
                                                         (c) Total Number of       Number of Shares
                                       (b) Average    Shares Purchased as Part     that May Yet Be
               (a) Total Number of   Price Paid Per     of Publicly Announced    Purchased Under the
   Period        Shares Purchased         Share           Plans or Programs       Plans or Programs
   ------      -------------------   --------------   ------------------------   -------------------
April 1 - 30           8,500             $39.61                    0                       0
May 1 - 31             3,244              39.59                    0                       0
June 1 - 30                0                N/A                    0                       0
                      ------             ------                  ---                     ---
Total                 11,744              39.60                    0                       0
                      ======             ======                  ===                     ===

The shares shown in column (a) above as having been purchased were acquired from five of our employees when they used shares of common stock that they already owned to pay part of the exercise price when exercising stock options issued under our employee stock option plans.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

At our Annual Meeting held on April 27, 2006, our shareholders voted to elect five directors, Doyle A. Hayes, Susan K. Jones, Lawrence W. Larsen, Michael H. Price and Dale J. Visser, each for a three year term expiring at the Annual Meeting of the shareholders of the company in 2009. The results of the election were as follows:

                       Votes      Votes      Votes      Broker
Nominee                 For      Against   Withheld   Non-Votes
-------              ---------   -------   --------   ---------
Doyle A. Hayes       6,754,553      0       260,758       0
Susan K. Jones       6,742,089      0       273,278       0
Lawrence W. Larsen   6,733,285      0       282,083       0
Michael H. Price     6,716,922      0       298,400       0
Dale J. Visser       6,521,371      0       493,997       0

The terms of office of the following directors (who were not up for election) continued after the Annual Meeting: Betty S. Burton, David M. Cassard, Edward J. Clark, Peter A. Cordes, C. John Gill, David M. Hecht, Gerald R. Johnson, Jr., Calvin D. Murdock, Merle J. Prins and Donald Williams, Sr.

Also at our Annual Meeting held on April 27, 2006, our shareholders voted to approve the Stock Incentive Plan of 2006. The results of the voting were as follows:

  Votes      Votes      Votes       Broker
   For      Against   Abstained   Non-Votes
---------   -------   ---------   ---------
4,053,059   583,640     26,658    2,353,501

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

      31      Rule 13a-14(a) Certifications

    32.1      Section 1350 Chief Executive Officer Certification

    32.2      Section 1350 Chief Financial Officer Certification

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 8, 2006.

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