Form 10-Q
period 2006-09-30
MERCANTILE BANK CORP
filed 2006-11-08
CIK 1042729

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended September 30, 2006

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

At November 8, 2006, there were 8,019,315 shares of Common Stock outstanding.

                           MERCANTILE BANK CORPORATION

                                      INDEX

                                                                        Page No.
                                                                        --------
PART I.  Financial Information

         Item 1.  Financial Statements

         Consolidated Balance Sheets -
            September 30, 2006 (Unaudited) and December 31, 2005.....       3

         Consolidated Statements of Income and Comprehensive Income -
            Three and Nine Months Ended September 30, 2006
            (Unaudited) and September 30, 2005 (Unaudited)...........       4

         Consolidated Statements of Changes in Shareholders' Equity -
            Nine Months Ended September 30, 2006 (Unaudited) and
            September 30, 2005 (Unaudited)...........................       5

         Consolidated Statements of Cash Flows -
            Three and Nine Months Ended September 30, 2006
            (Unaudited) and September 30, 2005 (Unaudited)...........       7

         Notes to Consolidated Financial Statements (Unaudited)......       9

         Item 2. Management's Discussion and Analysis of Financial
            Condition and Results of Operations......................      22

         Item 3. Quantitative and Qualitative Disclosures About
            Market Risk..............................................      31

         Item 4. Controls and Procedures.............................      33

PART II. Other Information

         Item 1. Legal Proceedings...................................      34

         Item 1A. Risk Factors.......................................      34

         Item 2. Unregistered Sales of Equity Securities and Use of
            Proceeds.................................................      34

         Item 3. Defaults upon Senior Securities.....................      34

         Item 4. Submission of Matters to a Vote of Security
            Holders..................................................      34

         Item 5. Other Information...................................      34

         Item 6. Exhibits............................................      35

         Signatures

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                           MERCANTILE BANK CORPORATION
                           CONSOLIDATED BALANCE SHEETS

                                                                  September 30,    December 31,
                                                                      2006             2005
                                                                 --------------   --------------
                                                                   (Unaudited)
ASSETS
   Cash and due from banks                                       $   39,100,000   $   36,208,000
   Short-term investments                                               176,000          545,000
   Federal funds sold                                                16,000,000                0
                                                                 --------------   --------------
      Total cash and cash equivalents                                55,276,000       36,753,000
   Securities available for sale                                    125,746,000      112,961,000
   Securities held to maturity (fair value of $63,332,000 at
      September 30, 2006 and $62,850,000 at December 31, 2005)       62,097,000       60,766,000
   Federal Home Loan Bank stock                                       7,764,000        7,887,000
   Total loans and leases                                         1,710,268,000    1,561,812,000
   Allowance for loan and lease losses                              (21,938,000)     (20,527,000)
                                                                 --------------   --------------
         Total loans and leases, net                              1,688,330,000    1,541,285,000
   Premises and equipment, net                                       32,309,000       30,206,000
   Bank owned life insurance policies                                30,150,000       28,071,000
   Accrued interest receivable                                       10,438,000        8,274,000
   Other assets                                                      14,724,000       12,007,000
                                                                 --------------   --------------
      Total assets                                               $2,026,834,000   $1,838,210,000
                                                                 ==============   ==============
LIABILITIES AND SHAREHOLDERS' EQUITY
   Deposits
      Noninterest-bearing                                        $  115,269,000   $  120,828,000
      Interest-bearing                                            1,499,434,000    1,298,524,000
                                                                 --------------   --------------
         Total deposits                                           1,614,703,000    1,419,352,000
   Securities sold under agreements to repurchase                    74,111,000       72,201,000
   Federal funds purchased                                                    0        9,600,000
   Federal Home Loan Bank advances                                  115,000,000      130,000,000
   Subordinated debentures                                           32,990,000       32,990,000
   Other borrowed money                                               3,147,000        2,347,000
   Accrued expenses and other liabilities                            19,335,000       16,595,000
                                                                 --------------   --------------
         Total liabilities                                        1,859,286,000    1,683,085,000
Shareholders' equity
   Preferred stock, no par value; 1,000,000 shares
      authorized, none issued                                                 0                0
   Common stock, no par value: 20,000,000 shares authorized;
      8,018,680 shares outstanding at September 30, 2006 and
      7,590,526 shares outstanding at December 31, 2005             161,045,000      148,533,000
   Retained earnings                                                  8,230,000        8,000,000
   Accumulated other comprehensive income (loss)                     (1,727,000)      (1,408,000)
                                                                 --------------   --------------
      Total shareholders' equity                                    167,548,000      155,125,000
                                                                 --------------   --------------
         Total liabilities and shareholders' equity              $2,026,834,000   $1,838,210,000
                                                                 ==============   ==============

          See accompanying notes to consolidated financial statements.

                           MERCANTILE BANK CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME
                            AND COMPREHENSIVE INCOME

                                            Three Months    Three Months    Nine Months     Nine Months
                                               Ended           Ended           Ended           Ended
                                           September 30,   September 30,   September 30,   September 30,
                                                2006            2005            2006            2005
                                           -------------   -------------   -------------   -------------
                                            (Unaudited)     (Unaudited)     (Unaudited)     (Unaudited)
Interest income
   Loans and leases, including fees         $33,261,000     $24,570,000     $ 93,292,000   $66,592,000
   Investment securities                      2,335,000       2,113,000        6,871,000     6,036,000
   Federal funds sold                            76,000          76,000          347,000       176,000
   Short-term investments                         3,000           5,000           10,000        11,000
                                            -----------     -----------     ------------   -----------
      Total interest income                  35,675,000      26,764,000      100,520,000    72,815,000
Interest expense
   Deposits                                  17,268,000      10,554,000       46,111,000    26,886,000
   Short-term borrowings                        707,000         475,000        2,028,000     1,188,000
   Federal Home Loan Bank advances            1,452,000       1,148,000        4,136,000     3,011,000
   Long-term borrowings                         701,000         515,000        1,953,000     1,395,000
                                            -----------     -----------     ------------   -----------
      Total interest expense                 20,128,000      12,692,000       54,228,000    32,480,000
                                            -----------     -----------     ------------   -----------
NET INTEREST INCOME                          15,547,000      14,072,000       46,292,000    40,335,000
Provision for loan and lease losses           1,350,000         895,000        4,075,000     2,520,000
                                            -----------     -----------     ------------   -----------
NET INTEREST INCOME AFTER PROVISION
   FOR LOAN AND LEASE LOSSES                 14,197,000      13,177,000       42,217,000    37,815,000
Noninterest income
   Services charges on accounts                 361,000         369,000        1,006,000     1,048,000
   Net gain on sales of commercial loans              0          56,000           29,000        84,000
   Other income                               1,001,000         905,000        2,845,000     2,626,000
                                            -----------     -----------     ------------   -----------
      Total noninterest income                1,362,000       1,330,000        3,880,000     3,758,000
Noninterest expense
   Salaries and benefits                      4,731,000       4,983,000       14,179,000    13,547,000
   Occupancy                                    802,000         805,000        2,404,000     1,889,000
   Furniture and equipment                      513,000         459,000        1,550,000     1,109,000
   Other expense                              1,982,000       2,073,000        5,932,000     5,770,000
                                            -----------     -----------     ------------   -----------
      Total noninterest expenses              8,028,000       8,320,000       24,065,000    22,315,000
                                            -----------     -----------     ------------   -----------
INCOME BEFORE FEDERAL INCOME
   TAX EXPENSE                                7,531,000       6,187,000       22,032,000    19,258,000
Federal income tax expense                    2,329,000       1,887,000        6,790,000     5,906,000
                                            -----------     -----------     ------------   -----------
NET INCOME                                  $ 5,202,000     $ 4,300,000     $ 15,242,000   $13,352,000
                                            ===========     ===========     ============   ===========
COMPREHENSIVE INCOME                        $ 6,757,000     $ 3,855,000     $ 14,923,000   $12,781,000
                                            ===========     ===========     ============   ===========
Basic earnings per share                    $      0.65     $      0.54     $       1.91   $      1.68
                                            ===========     ===========     ============   ===========
Diluted earnings per share                  $      0.64     $      0.53     $       1.88   $      1.64
                                            ===========     ===========     ============   ===========
Cash dividends per share                    $      0.13     $      0.11     $       0.38   $      0.32
                                            ===========     ===========     ============   ===========
Average basic shares outstanding              8,016,016       7,965,172        7,997,187     7,956,205
                                            ===========     ===========     ============   ===========
Average diluted shares outstanding            8,118,206       8,115,575        8,117,709     8,134,657
                                            ===========     ===========     ============   ===========

          See accompanying notes to consolidated financial statements.

                           MERCANTILE BANK CORPORATION
                           CONSOLIDATED STATEMENTS OF
                         CHANGES IN SHAREHOLDERS' EQUITY
                                   (Unaudited)

                                                                              Accumulated
                                                                                 Other           Total
                                                  Common        Retained     Comprehensive   Shareholders'
                                                   Stock        Earnings     Income/(loss)       Equity
                                               ------------   ------------   -------------   -------------
BALANCE, JANUARY 1, 2005                       $131,010,000   $ 10,475,000     $ 132,000     $141,617,000
Payment of 5% stock dividend, 377,527 shares     17,187,000    (17,191,000)                        (4,000)
Employee stock purchase plan, 1,762 shares           69,000                                        69,000
Dividend reinvestment plan, 3,477 shares            136,000                                       136,000
Stock option exercises, 39,446 shares               368,000                                       368,000
Stock tendered for stock option exercises,
   7,565 shares                                    (298,000)                                     (298,000)
Cash dividends, $0.32 per share                                 (2,349,000)                    (2,349,000)
Comprehensive income:
   Net income for the period from January 1,
      2005 through September 30, 2005                           13,352,000                     13,352,000
   Change in net unrealized gain/(loss)
      on securities available for sale, net
      of reclassifications and tax effect                                       (571,000)        (571,000)
                                                                                             ------------
         Total comprehensive income                                                            12,781,000
                                               ------------   ------------     ---------     ------------
BALANCE, SEPTEMBER 30, 2005                    $148,472,000   $  4,287,000     $(439,000)    $152,320,000
                                               ============   ============     =========     ============

          See accompanying notes to consolidated financial statements.

                           MERCANTILE BANK CORPORATION
                           CONSOLIDATED STATEMENTS OF
                   CHANGES IN SHAREHOLDERS' EQUITY (Continued)
                                   (Unaudited)

                                                                              Accumulated
                                                                                 Other           Total
                                                  Common        Retained     Comprehensive   Shareholders'
                                                   Stock        Earnings     Income/(loss)       Equity
                                               ------------   ------------   -------------   -------------
BALANCE, JANUARY 1, 2006                       $148,533,000   $  8,000,000    $(1,408,000)   $155,125,000
Payment of 5% stock dividend, 379,432 shares     12,014,000    (12,018,000)                        (4,000)
Employee stock purchase plan, 2,144 shares           83,000                                        83,000
Dividend reinvestment plan, 1,970 shares             76,000                                        76,000
Stock option exercises, 59,126 shares               755,000                                       755,000
Stock tendered for stock option exercises,
   14,518 shares                                   (569,000)                                     (569,000)
Stock option expense                                153,000                                       153,000
Cash dividends, $0.38 per share                                 (2,994,000)                    (2,994,000)
Comprehensive income:
   Net income for the period from January 1,
      2006 through September 30, 2006                           15,242,000                     15,242,000
   Change in net unrealized gain/(loss)
      on securities available for sale, net
      of reclassifications and tax effect                                        (319,000)       (319,000)
                                                                                             ------------
      Total comprehensive income                                                               14,923,000
                                               ------------   ------------    -----------    ------------
BALANCE, SEPTEMBER 30, 2006                    $161,045,000   $  8,230,000    $(1,727,000)   $167,548,000
                                               ============   ============    ===========    ============

          See accompanying notes to consolidated financial statements.

                           MERCANTILE BANK CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                            Three Months    Three Months    Nine Months     Nine Months
                                               Ended           Ended           Ended           Ended
                                           September 30,   September 30,   September 30,   September 30,
                                                2006            2005            2006            2005
                                           -------------   -------------   -------------   -------------
                                            (Unaudited)     (Unaudited)     (Unaudited)     (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income                              $  5,202,000    $  4,300,000    $  15,242,000   $  13,352,000
   Adjustments to reconcile net income
      to net cash from operating
      activities
      Depreciation and amortization             781,000         728,000        2,360,000       1,802,000
      Provision for loan and lease
         losses                               1,350,000         895,000        4,075,000       2,520,000
      Net gain on sales of commercial
         loans                                        0         (56,000)         (29,000)        (84,000)
      Stock option expense                       51,000               0          153,000               0
      Net change in:
         Accrued interest receivable         (1,391,000)     (1,489,000)      (2,164,000)     (2,395,000)
         Bank owned life insurance
            policies                           (298,000)       (258,000)        (872,000)       (737,000)
         Other assets                        (1,050,000)        429,000       (2,957,000)     (2,203,000)
         Accrued expenses and other
            liabilities                       1,256,000       1,959,000        2,740,000       4,570,000
                                           ------------    ------------    -------------   -------------
            Net cash used in operating
               activities                     5,901,000       6,508,000       18,548,000      16,825,000

CASH FLOWS FROM INVESTING ACTIVITIES
   Loan and lease originations and
      payments, net                         (40,716,000)    (64,620,000)    (151,091,000)   (172,519,000)
   Purchases of:
      Securities available for sale          (6,025,000)     (6,061,000)     (19,038,000)    (29,861,000)
      Securities held to maturity              (352,000)     (1,429,000)      (2,107,000)     (8,904,000)
      Federal Home Loan Bank stock                    0        (462,000)               0      (1,089,000)
   Proceeds from:
      Maturities, calls and repayments
         of available for sale
         securities                           1,720,000       3,299,000        5,807,000      12,815,000
      Maturities, calls and repayments
         of held to maturity securities               0               0          730,000         936,000
      Redemption of FHLB stock                  123,000               0          123,000               0
   Purchases of premises and equipment,
      net                                    (2,129,000)     (2,263,000)      (4,050,000)     (7,640,000)
   Purchases of bank owned life
      insurance policies                              0      (1,148,000)      (1,207,000)     (1,588,000)
                                           ------------    ------------    -------------   -------------
            Net cash from investing
               activities                   (47,379,000)    (72,684,000)    (170,833,000)   (207,850,000)

CASH FLOWS FROM FINANCING ACTIVITIES
   Net increase in deposits                  66,791,000      75,436,000      195,351,000     238,099,000
   Net increase in securities sold under
      agreements to repurchase                9,680,000       6,960,000        1,910,000       6,677,000
   Net decrease in federal funds
      purchased                             (11,400,000)              0       (9,600,000)    (15,000,000)
   Proceeds from new FHLB advances           15,000,000      25,000,000       65,000,000      65,000,000
   Maturities of FHLB advances              (30,000,000)    (25,000,000)     (80,000,000)    (50,000,000)
   Net increase in other borrowed money         190,000         142,000          800,000         602,000
   Employee stock purchase plan                  28,000          30,000           83,000          69,000
   Dividend reinvestment plan                    31,000          52,000           76,000         136,000
   Stock option exercises, net                   63,000          17,000          186,000          70,000
   Payment of cash dividends                 (1,042,000)       (834,000)      (2,994,000)     (2,349,000)
   Cash paid in lieu of fractional
      shares on stock dividend                        0               0           (4,000)         (4,000)
                                           ------------    ------------    -------------   -------------
      Net cash from financing activities     49,341,000      81,803,000      170,808,000     243,300,000
                                           ------------    ------------    -------------   -------------

          See accompanying notes to consolidated financial statements.

                           MERCANTILE BANK CORPORATION
                CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

                                            Three Months    Three Months    Nine Months     Nine Months
                                               Ended           Ended           Ended           Ended
                                           September 30,   September 30,   September 30,   September 30,
                                                2006            2005            2006            2005
                                           -------------   -------------   -------------   -------------
                                            (Unaudited)     (Unaudited)     (Unaudited)     (Unaudited)
Net change in cash and cash equivalents       7,863,000      15,627,000      18,523,000      52,275,000
Cash and cash equivalents at beginning
   of period                                 47,413,000      57,459,000      36,753,000      20,811,000
                                            -----------     -----------     -----------     -----------
CASH AND CASH EQUIVALENTS AT END OF
   PERIOD                                   $55,276,000     $73,086,000     $55,276,000     $73,086,000
                                            ===========     ===========     ===========     ===========
Supplemental disclosures of cash flow
   information
   Cash paid during the period for:
      Interest                              $18,306,000     $10,934,000     $48,483,000     $27,731,000
      Federal income tax                      2,880,000       1,882,000       8,755,000       6,357,000

          See accompanying notes to consolidated financial statements.

                           MERCANTILE BANK CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1.   SIGNIFICANT ACCOUNTING POLICIES

     Basis of Presentation: The unaudited financial statements for the three and nine months ended September 30, 2006 include the consolidated results of operations of Mercantile Bank Corporation and its consolidated subsidiaries. These subsidiaries include Mercantile Bank of Michigan ("our bank"), our bank's three subsidiaries, Mercantile Bank Mortgage Company, LLC ("our mortgage company"), Mercantile Bank Real Estate Co., LLC ("our real estate company"), and Mercantile Insurance Center, Inc. ("our insurance center"). These consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and Item 303(b) of Regulation S-K and do not include all disclosures required by accounting principles generally accepted in the United States of America for a complete presentation of our financial condition and results of operations. In the opinion of management, the information reflects all adjustments (consisting only of normal recurring adjustments) which are necessary in order to make the financial statements not misleading and for a fair presentation of the results of operations for such periods. The results for the periods ended September 30, 2006 should not be considered as indicative of results for a full year. For further information, refer to the consolidated financial statements and footnotes included in our annual report on Form 10-K for the year ended December 31, 2005.

     The Company formed a business trust, Mercantile Bank Capital Trust I ("the trust"), in 2004 to issue trust preferred securities. The Company issued subordinated debentures to the trust in return for the proceeds raised from the issuance of the trust preferred securities. In accordance with FASB Interpretation No. 46, the trust is not consolidated, but instead the Company reports the subordinated debentures issued to the trust as a liability.

     Earnings Per Share: Basic earnings per share is based on weighted average common shares outstanding during the period. Diluted earnings per share include the dilutive effect of additional potential common shares issuable under stock options. Options for 7,163 shares were antidilutive and were not included in determining diluted earnings per share for the three and nine month periods ended September 30, 2006.

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

     The Stock Incentive Plan of 2006 ("Incentive Plan") was approved by shareholders at the annual meeting held on April 27, 2006. The Incentive Plan provides for the grant of equity-based incentives to eligible participants. The forms of long-term incentive compensation include stock options, stock appreciation rights, restricted stock units, restricted stock, stock awards and other awards based on or related to shares of Mercantile Bank Corporation common stock. The Incentive Plan provides for 350,000 shares of Mercantile Bank Corporation common stock to be available for incentive awards under the Incentive Plan, combined with the 245,769 shares available for issuance under previously authorized stock option plans, for a total of 595,769 shares.

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

                              Three Months Ended September 30, 2006
                             ---------------------------------------
                                Using          SFAS
                               Previous       123(R)          As
                              Accounting   Adjustments     Reported
                             -----------   -----------   -----------
Income before taxes           $7,582,000    $(51,000)     $7,531,000
Income taxes                   2,329,000           0       2,329,000
                              ----------    --------      ----------
Net income                    $5,253,000    $(51,000)     $5,202,000
                              ==========    ========      ==========
Basic earnings per share      $     0.66    $  (0.01)     $     0.65
Diluted earnings per share    $     0.65    $  (0.01)     $     0.64

                               Nine Months Ended September 30, 2006
                             ---------------------------------------
                                Using          SFAS
                               Previous       123(R)          As
                              Accounting   Adjustments     Reported
                             -----------   -----------   ----------
Income before taxes          $22,185,000    $(153,000)   $22,032,000
Income taxes                   6,790,000            0      6,790,000
                             -----------    ---------    -----------
Net income                   $15,395,000    $(153,000)   $15,242,000
                             ===========    =========    ===========
Basic earnings per share     $      1.93    $   (0.02)   $      1.91
Diluted earnings per share   $      1.90    $   (0.02)   $      1.88

                           MERCANTILE BANK CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1.   SIGNIFICANT ACCOUNTING POLICIES (Continued)

     The following tables illustrate the effect on net income and earnings per share if expense had been measured using the fair value recognition provisions of SFAS No. 123.

                              Three Months Ended September 30, 2005
                             ---------------------------------------
                                                          Pro Forma
                                  As        Pro Forma    As If Under
                               Reported    Adjustments     SFAS 123
                             -----------   -----------   -----------
Income before taxes           $6,187,000    $(94,000)     $6,093,000
Income taxes                   1,887,000           0       1,887,000
                              ----------    --------      ----------
Net income                    $4,300,000    $(94,000)     $4,206,000
                              ==========    ========      ==========
Basic earnings per share      $     0.54    $  (0.01)     $     0.53
Diluted earnings per share    $     0.53    $  (0.01)     $     0.52

                               Nine Months Ended September 30, 2005
                             ---------------------------------------
                                                          Pro Forma
                                  As        Pro Forma    As If Under
                               Reported    Adjustments     SFAS 123
                             -----------   -----------   -----------
Income before taxes          $19,258,000    $(281,000)   $18,977,000
Income taxes                   5,906,000            0      5,906,000
                             -----------    ---------    -----------
Net income                   $13,352,000    $(281,000)   $13,071,000
                             ===========    =========    ===========
Basic earnings per share     $      1.68    $   (0.04)   $      1.64
Diluted earnings per share   $      1.64    $   (0.03)   $      1.61

                           MERCANTILE BANK CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1.   SIGNIFICANT ACCOUNTING POLICIES (Continued)

     The following is activity under the stock option plans:

                                      Nine Months Ended
                                      September 30, 2006
                                     -------------------
                                                Weighted
                                                 Average
                                                Exercise
                                      Shares      Price
                                     --------   --------
Outstanding at beginning of period    315,302    $21.83
Granted                                     0        NA
Exercised                              59,126     12.76
Forfeited                               2,204     33.55
                                      -------    ------
Outstanding at end of period          253,972    $23.84
                                      =======    ======
Exercisable at end of period          211,320    $22.32
                                      =======    ======

     The aggregate intrinsic value of all options outstanding at September 30, 2006 was $4.0 million.

     The aggregate intrinsic value of all options that were exercisable at September 30, 2006 was $3.6 million.

     The aggregate intrinsic value of stock options exercised during the first nine months of 2006 was $1.6 million.

     The weighted average fair value of the stock options for 2,479 shares that vested during the first nine months of 2006 was $10.90 per share.

                           MERCANTILE BANK CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1.   SIGNIFICANT ACCOUNTING POLICIES (Continued)

     Stock options outstanding as of September 30, 2006:

                                          Outstanding
                               --------------------------------       Exercisable
                                           Weighted               ------------------
                                           Average     Weighted             Weighted
                                          Remaining     Average              Average
                                         Contractual   Exercise             Exercise
                               Shares        Life        Price     Shares     Price
                               -------   -----------   --------   -------   --------
$4.00 - $8.00                    8,952    0.8 Years     $ 7.46      8,952    $ 7.46
$8.01 - $12.00                  42,208    3.3 Years       9.20     42,208      9.20
$12.01 - $16.00                 29,306    5.0 Years      13.07     29,306     13.07
$16.01 - $20.00                 39,785    5.9 Years      16.83     32,153     16.94
$20.01 - $24.00                  7,272    6.0 Years      21.19          0        NA
$24.01 - $28.00                 31,170    7.1 Years      27.94     31,170     27.94
$32.01 - $36.00                 41,783    7.9 Years      35.29     34,847     35.36
$36.01 - $40.00                 46,333    9.1 Years      37.68     32,684     37.68
$40.01 - $44.00                  7,163    8.0 Years      42.29          0        NA
                               -------                            -------
Outstanding at end of period   253,972    6.3 Years     $23.84    211,320    $22.32
                               =======                            =======

     The compensation cost yet to be recognized for stock option grants that have been awarded but not vested is $51,000 for the remainder of 2006, and $27,000, $17,000 and $8,000 for 2007, 2008, and 2009, respectively.

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

     In September 2006, the Securities and Exchange Commission released Staff Accounting Bulletin ("SAB") 108. This SAB provides guidance to registrants in the determination of what is material to their financial statements. This SAB is required to be applied to financial statements issued after November 15, 2006. Upon adoption, the cumulative effect of applying the new guidance is to be reflected as an adjustment to opening retained earnings as of the beginning of the current fiscal year. The Company has not completed its evaluation of the impact of SAB 108.

                           MERCANTILE BANK CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

2.   LOANS AND LEASES

     Our total loans and leases at September 30, 2006 were $1,710.3 million compared to $1,561.8 million at December 31, 2005, an increase of $148.5 million, or 9.5%. The components of our outstanding balances at September 30, 2006 and December 31, 2005, and the percentage changes in loans and leases from the end of 2005 to the end of the third quarter 2006 are as follows:

                                 September 30, 2006        December 31, 2005       Percent
                               ----------------------   ----------------------    Increase/
                                   Balance        %         Balance        %     (Decrease)
                               --------------   -----   --------------   -----   ----------
Real Estate:
   Construction and land
      development              $  259,409,000    15.2%  $  226,544,000    14.5%     14.5%
   Secured by 1-4 family
      properties                  128,932,000     7.5      128,111,000     8.2       0.6
   Secured by multi-family
      properties                   38,438,000     2.2       30,114,000     2.0      27.6
   Secured by nonresidential
      properties                  821,389,000    48.0      714,963,000    45.8      14.9
Commercial                        453,982,000    26.6      454,911,000    29.1      (0.2)
Leases                              1,046,000     0.1        1,786,000     0.1     (41.4)
Consumer                            7,072,000     0.4        5,383,000     0.3      31.4
                               --------------   -----   --------------   -----     -----
   Total loans and leases      $1,710,268,000   100.0%  $1,561,812,000   100.0%      9.5%
                               ==============   =====   ==============   =====     =====

3.   ALLOWANCE FOR LOAN AND LEASE LOSSES

     The following is a summary of the change in our allowance for loan and lease losses account for the three and nine months ended September 30:

                                     Three months ended              Nine months ended
                               -----------------------------   -----------------------------
                               September 30,   September 30,   September 30,   September 30,
                                    2006            2005            2006            2005
                               -------------   -------------   -------------   -------------
Balance at beginning of
 period                         $21,507,000     $18,856,000     $20,527,000     $17,819,000
   Charge-offs                   (1,250,000)       (338,000)     (3,113,000)     (1,042,000)
   Recoveries                       331,000         158,000         449,000         274,000
   Provision for loan and
      lease losses                1,350,000         895,000       4,075,000       2,520,000
                                -----------     -----------     -----------     -----------
Balance at September 30         $21,938,000     $19,571,000     $21,938,000     $19,571,000
                                ===========     ===========     ===========     ===========

                           MERCANTILE BANK CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

4.   PREMISES AND EQUIPMENT - NET

     Premises and equipment are comprised of the following:

                               September 30,   December 31,
                                    2006           2005
                               -------------   ------------
Land and improvements           $ 9,565,000     $ 7,135,000
Buildings and leasehold
   improvements                  19,810,000      18,450,000
Furniture and equipment          10,609,000      10,351,000
                                -----------     -----------
                                 39,984,000      35,936,000
Less: accumulated
   depreciation                   7,675,000       5,730,000
                                -----------     -----------
Premises and equipment, net     $32,309,000     $30,206,000
                                ===========     ===========

     Depreciation expense amounted to $644,000 during the third quarter of 2006, compared to $590,000 in the third quarter of 2005. Depreciation expense amounted to $1,947,000 during the first nine months of 2006, compared to $1,422,000 during the first nine months of 2005.

5.   DEPOSITS

     Our total deposits at September 30, 2006 were $1,614.7 million compared to $1,419.4 million at December 31, 2005, an increase of $195.3 million, or 13.8%. The components of our outstanding balances at September 30, 2006 and December 31, 2005, and percentage change in deposits from the end of 2005 to the end of the third quarter 2006 are as follows:

                               September 30, 2006        December 31, 2005       Percent
                             ----------------------   ----------------------    Increase/
                                 Balance        %         Balance        %     (Decrease)
                             --------------   -----   --------------   -----   ----------
Noninterest-bearing demand   $  115,269,000     7.1%  $  120,828,000     8.5%     (4.6)%
Interest-bearing checking        41,224,000     2.5       39,792,000     2.8       3.6
Money market                      9,565,000     0.6       10,344,000     0.7      (7.5)
Savings                          78,239,000     4.8      106,247,000     7.5     (26.4)
Time, under $100,000             42,892,000     2.7       23,906,000     1.7      79.4
Time, $100,000 and over         283,455,000    17.6      155,401,000    11.0      82.4
                             --------------   -----   --------------   -----     -----
                                570,644,000    35.3      456,518,000    32.2      25.0
Out-of-area time, under
   $100,000                      76,600,000     4.8       80,048,000     5.6      (4.3)
Out-of-area time,
   $100,000 and over            967,459,000    59.9      882,786,000    62.2       9.6
                             --------------   -----   --------------   -----     -----
                              1,044,059,000    64.7      962,834,000    67.8       8.4
                             --------------   -----   --------------   -----     -----
   Total deposits            $1,614,703,000   100.0%  $1,419,352,000   100.0%     13.8%
                             ==============   =====   ==============   =====     =====

                           MERCANTILE BANK CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

6.   SHORT-TERM BORROWINGS

     Information relating to our securities sold under agreements to repurchase follows:

                             September 30,   December 31,
                                  2006           2005
                             -------------   ------------
Outstanding balance at end
   of period                  $74,111,000    $72,201,000
Average interest rate at
   end of period                     3.88%          3.31%

Average balance during the
   period                     $69,217,000    $60,743,000
Average interest rate
   during the period                 3.63%          2.63%

Maximum month end balance
   during the period          $79,443,000    $74,639,000

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

7.   FEDERAL HOME LOAN BANK ADVANCES

     Our outstanding balances at September 30, 2006 and December 31, 2005 were as follows:

                              September 30,   December 31,
                                   2006           2005
                              -------------   ------------
Maturities October 2006
   through May 2008, fixed
   rates from 3.42% to
   5.69%, averaging 4.72%      $115,000,000   $          0
Maturities January 2006
   through May 2008,
   fixed rates from 2.13%
   to 4.92%, averaging
   3.68%                                       120,000,000
Maturities in May 2006,
   floating rates tied to
   Libor indices,
   averaging 4.42%                              10,000,000
                               ------------   ------------
      Total Federal Home
         Loan Bank advances    $115,000,000   $130,000,000
                               ============   ============

     Each advance is payable at its maturity date, and is subject to a prepayment fee if paid prior to the maturity date. The advances are collateralized by residential mortgage loans, first mortgage liens on multi-family residential property loans, first mortgage liens on commercial real estate property loans, and substantially all other assets of our bank, under a blanket lien arrangement. Our borrowing line of credit as of September 30, 2006 totaled $321.9 million, with availability of $195.8 million.

                           MERCANTILE BANK CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

7.   FEDERAL HOME LOAN BANK ADVANCES (Continued)

     Maturities of FHLB advances currently outstanding during the next five years are:

2006   $35,000,000
2007    65,000,000
2008    15,000,000
2009             0
2010             0

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

     These instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized, if any, in the balance sheet. Our bank's maximum exposure to loan loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual notional amount of those instruments. Our bank uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments. Collateral, such as accounts receivable, securities, inventory, property and equipment, is generally obtained based on management's credit assessment of the borrower. If required, estimated loss exposure resulting from these instruments is expensed and recorded as a liability. The balance of the liability account was $0.5 million as of September 30, 2006 and December 31, 2005.

     A summary of the contractual amounts of our financial instruments with off-balance-sheet risk at September 30, 2006 and December 31, 2005 follows:

                             September 30,   December 31,
                                  2006           2005
                             -------------   ------------
Commercial unused lines of
   credit                     $333,437,000   $303,115,000
Unused lines of credit
   secured by 1-4 family
   residential properties       28,751,000     27,830,000
Credit card unused lines
   of credit                     8,332,000      7,971,000
Other consumer unused
   lines of credit               7,500,000     10,791,000
Commitments to make loans       91,883,000     83,280,000
Standby letters of credit       65,044,000     59,058,000
                              ------------   ------------
      Total loan and lease
         commitments          $534,947,000   $492,045,000
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

     Our actual capital levels and minimum required levels were (dollars in thousands):

                                                                     Minimum Required
                                                                        to be Well
                                                 Minimum Required    Capitalized Under
                                                   for Capital       Prompt Corrective
                                  Actual        Adequacy Purposes   Action Regulations
                             ----------------   -----------------   ------------------
                              Amount    Ratio     Amount    Ratio     Amount    Ratio
                             --------   -----    --------   -----    --------   -----
September 30, 2006
   Total capital (to risk
     weighted assets)
       Consolidated          $223,213    11.6%   $153,858     8.0%   $     NA     NA
       Bank                   219,573    11.4     153,674     8.0     192,092   10.0%
   Tier 1 capital (to risk
     weighted assets)
       Consolidated           201,275    10.5      76,929     4.0          NA     NA
       Bank                   197,635    10.3      76,837     4.0     115,256    6.0
   Tier 1 capital (to
     average assets)
       Consolidated           201,275    10.1      79,369     4.0          NA     NA
       Bank                   197,635    10.0      79,321     4.0      99,151    5.0

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

     Our consolidated capital levels as of September 30, 2006 and December 31, 2005 include the $32.0 million in trust preferred securities issued by the trust subject to certain limitations. Federal Reserve guidelines limit the amount of trust preferred securities which can be included in our Tier 1 capital to 25% of total Tier 1 capital. As of September 30, 2006 and December 31, 2005, all $32.0 million of the trust preferred securities were included as Tier 1 capital.

     Our and our bank's ability to pay cash and stock dividends is subject to limitations under various laws and regulations and to prudent and sound banking practices. We declared a 5% stock dividend on April 11, 2006, that was distributed on May 16, 2006 to record holders as of April 24, 2006. All earnings per share and dividend per share information have been adjusted for the 5% stock dividend. We have also paid three cash dividends on our common stock during 2006. On January 10, 2006, we declared a $0.12 per share cash dividend on our common stock, which was paid on March 10, 2006 to record holders as of February 10, 2006. On April 11, 2006, we declared a $0.13 per share cash dividend on our common stock, which was paid on June 9, 2006 to record holders as of May 17, 2006. On July 11, 2006, we declared a $0.13 per share cash dividend on our common stock, which was paid on September 8, 2006 to record holders as of August 10, 2006. On October 10, 2006, we declared a $0.13 per share cash dividend on our common stock, which is payable on December 8, 2006 to record holders as of November 10, 2006.

                           MERCANTILE BANK CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

10.  BENEFIT PLANS

     We sponsor an employee stock purchase plan which allows employees to use after-tax payroll dollars to purchase our common stock on a quarterly basis. We have registered 30,387 shares of common stock to be issued and purchased under the plan; however, the plan allows for shares to be purchased directly from us or on the open market. During the nine months ended September 30, 2006, we issued 2,144 shares under the plan.

                           MERCANTILE BANK CORPORATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

FORWARD LOOKING STATEMENTS

This report contains forward-looking statements that are based on management's beliefs, assumptions, current expectations, estimates and projections about the financial services industry, the economy, and our company. Words such as "anticipates", "believes", "estimates", "expects", "forecasts", "intends", "is likely", "plans", "projects", and variations of such words and similar expressions, are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions ("Future Factors") that are difficult to predict with regard to timing, extent, likelihood and degree of occurrence. Therefore, actual results and outcomes may materially differ from what may be expressed or forecasted in such forward-looking statements. We undertake no obligation to update, amend, or clarify forward looking-statements, whether as a result of new information, future events (whether anticipated or unanticipated), or otherwise.

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

INTRODUCTION

The following discussion compares the financial condition of Mercantile Bank Corporation and its consolidated subsidiaries, Mercantile Bank of Michigan ("our bank"), our bank's three subsidiaries Mercantile Bank Mortgage Company, LLC ("our mortgage company"), Mercantile Bank Real Estate Co., LLC ("our real estate company") and Mercantile Insurance Center, Inc. ("our insurance center"), at September 30, 2006 to December 31, 2005 and the results of operations for the three and nine months ended September 30, 2006 and September 30, 2005. This discussion should be read in conjunction with the interim consolidated financial statements and footnotes included in this report. Unless the text clearly suggests otherwise, references in this report to "us," "we," "our," or "the company" include Mercantile Bank Corporation and its consolidated subsidiaries referred to above.

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

FINANCIAL CONDITION

During the first nine months of 2006, our assets increased from $1,838.2 million on December 31, 2005, to $2,026.8 million on September 30, 2006. This represents an increase in total assets of $188.6 million, or 10.3%. The asset growth was comprised primarily of a $147.0 million increase in net loans, an $18.5 million increase in cash and cash equivalents and a $14.0 million increase in securities. The growth in total assets was primarily funded by a $195.3 million increase in deposits, partially offset by a $15.0 million decrease in Federal Home Loan Bank advances and a $9.6 million decrease in federal funds purchased.

Commercial loans and leases increased by $145.9 million during the first nine months of 2006, and at September 30, 2006, totaled $1,574.3 million, or 92.0% of the total loan and lease portfolio. The continued significant concentration of the loan and lease portfolio in commercial loans and leases and the rapid growth of this portion of our lending business is consistent with our stated strategy of focusing a substantial amount of efforts on "wholesale" banking. Corporate and business lending continues to be an area of expertise of our senior management team, and our commercial lenders have extensive commercial lending experience, with most having at least 10 years' experience. Of each of the loan categories that we originate, commercial loans and leases are most efficiently originated and managed; thus limiting overhead costs by necessitating the attention of fewer full-time employees. Our commercial lending business generates the greatest amount of local deposits, and is our primary source of demand deposits.

Residential mortgage loans and consumer loans increased by $0.8 million and $1.7 million, respectively, during the first nine months of 2006. As of September 30, 2006, residential mortgage and consumer loans totaled a combined $136.0 million, or 8.0% of the total loan and lease portfolio. Although we plan to increase our non-commercial loan portfolios in future periods, given our wholesale banking strategy, we expect the commercial sector of our lending efforts and resultant assets to remain the dominant loan portfolio category.

                           MERCANTILE BANK CORPORATION

Management believes the quality of our loan and lease portfolio remains strong. Net loan and lease charge-offs during the first nine months of 2006 totaled $2.7 million, or 0.22% of average total loans and leases on an annualized basis. During the first nine months of 2005, net loan and lease charge-offs totaled $0.8 million, or 0.07% of average total loans and leases on an annualized basis. Nonperforming assets at September 30, 2006 totaled $9.4 million, or 0.47% of period-ending total assets. Nonperforming assets at December 31, 2005 totaled $4.0 million, or 0.22% of period-ending total assets, while nonperforming assets at September 30, 2005 totaled $2.1 million, or 0.12% of period-ending total assets.

We believe we have instilled a strong credit culture within our lending departments as it pertains to the underwriting and administration processes, which in part is reflected in our low loan and lease net charge-off and delinquency ratios. Over 98% of the loan portfolio consists of loans extended directly to companies and individuals doing business and residing within our market areas. The remaining portion is comprised of commercial loans participated with certain commercial banks outside the immediate areas, which we underwrite using the same loan underwriting criteria as though our bank was the originating bank.

Securities increased $14.0 million during the first nine months of 2006. Purchases during the first nine months of 2006 totaled $21.1 million, while proceeds from the maturities, calls and repayments of securities and the redemption of Federal Home Loan Bank of Indianapolis ("FHLBI") stock totaled $6.7 million. Our securities portfolio primarily consists of U.S. Government Agency bonds, mortgage-backed securities issued or guaranteed by U.S. Government Agencies, investment-grade tax-exempt municipal securities and FHLBI stock.

Cash and cash equivalents increased $18.5 million during the first nine months of 2006, totaling $55.3 million on September 30, 2006. Cash and due from bank balances were up $2.9 million and federal funds sold increased $16.0 million. Our commercial lending and wholesale funding focus results in relatively large day-to-day fluctuations of our cash and cash equivalent balances. Average cash and cash equivalents during the first nine months of 2006 equaled $48.0 million.

Premises and equipment at September 30, 2006 equaled $32.3 million, an increase of $2.1 million over the past nine months. Purchases of premises and equipment during the first nine months of 2006 totaled $4.0 million, primarily reflecting the initial construction costs of our new banking facility located in East Lansing, Michigan. Depreciation expense during the first nine months of 2006 equaled $1.9 million.

Deposits increased $195.3 million during the first nine months of 2006, totaling $1,614.7 million at September 30, 2006. Local deposits increased $114.1 million, while out-of-area deposits increased $81.2 million. As a percent of total deposits, local deposits increased from 32.2% on December 31, 2005, to 35.3% on September 30, 2006. Noninterest-bearing demand deposits, comprising 7.1% of total deposits, decreased $5.6 million during the first nine months of 2006. Savings deposits (4.8% of total deposits) decreased $28.0 million, interest-bearing checking deposits (2.5% of total deposits) increased $1.4 million and money market deposit accounts (0.6% of total deposits) decreased $0.8 million during the first nine months of 2006. Local certificates of deposit, comprising 20.3% of total deposits, increased by $147.0 million during the first nine months of 2006. The increase in local certificates of deposit is primarily attributable to increases in balances from municipalities and transfers of monies by consumer and commercial customers from savings accounts to certificates of deposit products, the latter of which reflecting that rates offered on certificates of deposit have risen at a faster pace than the rates offered on savings accounts.

                           MERCANTILE BANK CORPORATION

Out-of-area deposits increased $81.2 million during the first nine months of 2006, totaling $1,044.1 million as of September 30, 2006. Out-of-area deposits consist primarily of certificates of deposit obtained from depositors located outside our market areas and placed by deposit brokers for a fee, but also include certificates of deposit obtained from the deposit owners directly. Out-of-area deposits are utilized to support our asset growth, and are generally a lower cost source of funds when compared to the deposit interest rates that would have to be offered in the local markets to generate a sufficient level of funds. During the first nine months of 2006, rates paid on new out-of-area certificates of deposit were generally similar to the rates paid on new certificates of deposit issued to local customers. Overhead costs associated with the out-of-area deposits are considerably less than the overhead costs that would be incurred to administer a similar level of local deposits. Although local deposits have and are expected to increase as new business, governmental and consumer deposit relationships are established, our relatively high reliance on out-of-area deposits is expected to continue.

Securities sold under agreements to repurchase ("repurchase agreements") increased $1.9 million during the first nine months of 2006, totaling $74.1 million as of September 30, 2006. As part of our sweep account program, collected funds from certain business noninterest-bearing checking accounts are invested into over-night interest-bearing repurchase agreements. Although not considered a deposit account and therefore not afforded federal deposit insurance, the repurchase agreements have characteristics very similar to that of our business checking deposit accounts.

Federal funds purchased declined by $9.6 million during the first nine months of 2006, with a zero balance as of September 30, 2006. Advances obtained from the FHLBI totaled $115.0 million as of September 30, 2006, a decrease of $15.0 million from the $130.0 million outstanding on December 31, 2005. The advances are collateralized by residential mortgage loans, first mortgage liens on multi-family residential property loans and first mortgage liens on commercial real estate property loans, and substantially all other assets of our bank, under a blanket lien arrangement. Our borrowing line of credit as of September 30, 2006 totaled $321.9 million, with availability of $195.8 million. FHLBI advances, along with out-of-area deposits, are the primary components of our wholesale funding program.

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

Our liquidity strategy is to fund loan growth with deposits, repurchase agreements and FHLBI advances, and to maintain an adequate level of short- and medium-term investments to meet typical daily loan and deposit activity. Although deposit and repurchase agreement growth from customers located in our market areas has generally consistently increased, this growth has not been sufficient to meet our substantial loan growth and provide monies for additional investing activities. To assist in providing the additional needed funds, we have regularly obtained monies from wholesale funding sources. Wholesale funds, primarily comprised of certificates of deposit from customers outside of our market areas and advances from the FHLBI, totaled $1,159.1 million, or 64.3% of combined deposits and borrowed funds as of September 30, 2006. As of December 31, 2005, wholesale funds totaled $1,092.8 million, or 67.0% of combined deposits and borrowed funds. Reliance on wholesale funds is expected to continue due to our anticipated future asset growth.

                           MERCANTILE BANK CORPORATION

As a member of the FHLBI, our bank has access to the FHLBI's borrowing programs. At September 30, 2006, advances from the FHLBI totaled $115.0 million, down from the $130.0 million outstanding at December 31, 2005. Based on available collateral at September 30, 2006, our bank could borrow an additional $195.8 million from the FHLBI.

Our bank has the ability to borrow money on a daily basis through correspondent banks via established unsecured federal funds purchased lines, totaling $72.0 million as of September 30, 2006. The average balance of federal funds purchased during the first nine months of 2006 equaled $3.8 million, compared to a $9.6 million average federal funds sold position during the same time period.

In addition to typical loan funding and deposit flow, we must maintain liquidity to meet the demands of certain unfunded loan commitments and standby letters of credit. As of September 30, 2006, our bank had a total of $469.9 million in unfunded loan commitments and $65.0 million in unfunded standby letters of credit. Of the total unfunded loan commitments, $378.0 million were commitments available as lines of credit to be drawn at any time as customers' cash needs vary, and $91.9 million were for loan commitments expected to close and become funded within the next twelve months. We monitor fluctuations in loan balances and commitment levels, and include such data in managing our overall liquidity.

CAPITAL RESOURCES

Shareholders' equity is a noninterest-bearing source of funds that provides support for asset growth. Shareholders' equity increased by $12.4 million during the first nine months of 2006, from $155.1 million on December 31, 2005, to $167.5 million at September 30, 2006. The increase is primarily attributable to net income of $15.2 million recorded during the first nine months of 2006. Shareholders' equity also increased $0.3 million from the issuance of new shares of common stock resulting from our dividend reinvestment plan, employee stock purchase plan and stock option exercises. Shareholders' equity was negatively impacted during the first nine months of 2006 by the payment of cash dividends totaling $3.0 million and a $0.3 million mark-to-market adjustment for available for sale securities as defined in SFAS No. 115.

We are subject to regulatory capital requirements primarily administered by federal bank regulatory agencies. Failure to meet the various capital requirements can initiate regulatory action that could have a direct material effect on the financial statements. The capital ratios of the company and our bank as of September 30, 2006 and December 31, 2005 are disclosed under Note 9 of the Notes to Consolidated Financial Statements.

Our and our bank's ability to pay cash and stock dividends is subject to limitations under various laws and regulations and to prudent and sound banking practices. We declared a 5% stock dividend on April 11, 2006, that was distributed on May 16, 2006 to record holders as of April 24, 2006. All earnings per share and cash dividend per share information have been adjusted for the 5% stock dividend. We paid a $0.12 per share cash dividend on March 10, 2006 and a $0.13 per share cash dividend on June 9, 2006 and September 8, 2006. On October 10, 2006, we declared a $0.13 per share cash dividend payable on December 8, 2006 to record holders as of November 10, 2006.

                           MERCANTILE BANK CORPORATION

RESULTS OF OPERATIONS

Net income for the third quarter of 2006 was $5.2 million ($0.65 per basic share and $0.64 per diluted share), which represents a 21.0% increase over net income of $4.3 million ($0.54 per basic share and $0.53 per diluted share) recorded during the third quarter of 2005. Net income for the first nine months of 2006 was $15.2 million ($1.91 per basic share and $1.88 per diluted share), which represents a 14.2% increase over net income of $13.4 million ($1.68 per basic share and $1.64 per diluted share) recorded during the first nine months of 2005. The improvement in net income during both time periods is primarily the result of higher net interest income and improved operating efficiency, which more than offset a higher provision expense.

Interest income during the third quarter of 2006 was $35.7 million, an increase of 33.3% over the $26.8 million earned during the third quarter of 2005. Interest income during the first nine months of 2006 was $100.5 million, an increase of 38.0% over the $72.8 million earned during the first nine months of 2005. The growth in interest income during both time periods is primarily attributable to growth in earning assets and an increased interest rate environment. During the third quarter of 2006, earning assets averaged $1,881.9 million, $234.6 million higher than average earning assets of $1,647.3 million during the third quarter of 2005. Average loans were up $223.9 million and securities increased $13.6 million. During the first nine months of 2006, earning assets averaged $1,834.5 million, $253.4 million higher than average earning assets of $1,581.0 million during the same time period in 2005. Average loans were up $233.5 million and securities increased $18.3 million. Also positively impacting the growth in interest income was the increased yield on earning assets. During the third quarter of 2006 and 2005, earning assets had a weighted average yield (tax equivalent-adjusted basis) of 7.58% and 6.51%, respectively. During the first nine months of 2006 and 2005, earning assets had a weighted average yield of 7.39% and 6.23%, respectively. With approximately 65% of our total loans and leases tied to the prime rate, our asset yield has benefited from recent increases in the prime rate. Between June 30, 2004 and September 30, 2006, the Federal Open Market Committee has raised the target federal funds rate by a total of 425 basis points, with the prime rate increasing by the same magnitude.

Interest expense during the third quarter of 2006 was $20.1 million, an increase of 58.6% over the $12.7 million expensed during the third quarter of 2005. Interest expense during the first nine months of 2006 was $54.2 million, an increase of 67.0% over the $32.5 million expensed during the first nine months of 2005. The increase in interest expense is primarily attributable to the increase in interest-bearing liabilities necessitated by the growth in assets and a higher interest rate environment. During the third quarter of 2006, interest-bearing liabilities averaged $1,683.9 million, $222.2 million higher than average interest-bearing liabilities of $1,461.7 million during the third quarter of 2005. Interest-bearing deposits were up $228.5 million, while FHLBI advances decreased $13.9 million. During the first nine months of 2006, interest-bearing liabilities averaged $1,639.3 million, $240.2 million higher than average interest-bearing liabilities of $1,399.1 million during the same time period in 2005. Interest-bearing deposits were up $233.5 million, while FHLBI advances decreased $2.8 million. During the third quarter of 2006 and 2005, interest-bearing liabilities had a weighted average rate of 4.74% and 3.44%, respectively. During the first nine months of 2006 and 2005, interest-bearing liabilities had a weighted average rate of 4.42% and 3.10%, respectively. The higher weighted average cost of interest-bearing liabilities is primarily due to the increase in market interest rates.

                           MERCANTILE BANK CORPORATION

Net interest income during the third quarter of 2006 was $15.5 million, an increase of 10.5% over the $14.1 million earned during the third quarter of 2005. Net interest income during the first nine months of 2006 was $46.3 million, an increase of 14.8% over the $40.3 million earned during the same time period in 2005. The increase in net interest income is primarily due to the growth in earning assets, which more than offset a decline in the net interest margin. The net interest margin during the third quarter of 2006 was 3.34%, compared to the 3.46% during the third quarter of 2005. During the first nine months of 2006, the net interest margin was 3.44%, compared to 3.48% during the same time period in 2005.

The following table sets forth certain information relating to our consolidated average interest-earning assets and interest-bearing liabilities and reflects the average yield on assets and average cost of liabilities for the third quarter of 2006 and 2005. Such yields and costs are derived by dividing income or expense by the average daily balance of assets or liabilities, respectively, for the period presented. Tax-exempt securities interest income and yield have been computed on a tax equivalent basis using a marginal tax rate of 35%. Securities interest income was increased by $296,000 and $282,000 in the third quarter of 2006 and 2005, respectively, for this adjustment.

                                                   Quarters ended September 30,
                                -----------------------------------------------------------------
                                              2006                              2005
                                -------------------------------   -------------------------------
                                  Average               Average     Average               Average
                                  Balance    Interest     Rate      Balance    Interest     Rate
                                ----------   --------   -------   ----------   --------   -------
                                                      (dollars in thousands)
ASSETS
   Loans and leases             $1,684,700    $33,261    7.83%    $1,460,792    $24,570    6.67%
   Securities                      191,160      2,631    5.51        177,539      2,395    5.40
   Federal funds sold                5,750         76    5.17          8,274         76    3.58
   Short-term investments              262          3    5.15            689          5    2.68
                                ----------    -------             ----------    -------
      Total interest-earning
         assets                  1,881,872     35,971    7.58      1,647,294     27,046    6.51

   Allowance for loan and
      lease losses                 (21,697)                          (19,343)
   Other assets                    124,024                           112,252
                                ----------                        ----------
      Total assets              $1,984,199                        $1,740,203
                                ==========                        ==========

LIABILITIES AND
   SHAREHOLDERS' EQUITY
   Interest-bearing deposits    $1,453,005    $17,268    4.72%    $1,224,483    $10,554    3.42%
   Short-term borrowings            71,652        707    3.91         64,970        475    2.90
   FHLB advances                   123,206      1,452    4.61        137,120      1,148    3.28
   Long-term borrowings             36,004        701    7.72         35,110        515    5.82
                                ----------    -------             ----------    -------
      Total interest-bearing
         liabilities             1,683,867     20,128    4.74      1,461,683     12,692    3.44

   Noninterest-bearing
     deposits                      116,609                           115,003
   Other liabilities                19,163                            12,977
   Shareholders' equity            164,560                           150,540
                                ----------                        ----------
      Total liabilities and
         shareholders' equity   $1,984,199                        $1,740,203
                                ==========    -------             ==========    -------
   Net interest income                        $15,843                           $14,354
                                              =======                           =======
   Net interest rate spread                              2.84%                             3.07%
                                                         ====                              ====
   Net interest rate spread
      on average assets                                  3.17%                             3.27%
                                                         ====                              ====
   Net interest margin on
      earning assets                                     3.34%                             3.46%
                                                         ====                              ====

                           MERCANTILE BANK CORPORATION

Provisions to the allowance during the third quarter of 2006 were $1.4 million, an increase of 50.8% over the $0.9 million that was expensed during the third quarter of 2005. Provisions to the allowance during the first nine months of 2006 were $4.1 million, an increase of 61.7% over the $2.5 million that was expensed during the same time period in 2005. The increase during both time periods primarily reflects the higher volume of net loan and lease charge-offs. Net loan and lease charge-offs of $0.9 million were recorded during the third quarter of 2006, compared to net loan and lease charge-offs of $0.2 million during the third quarter of 2005. During the first nine months of 2006, net loan and lease charge-offs totaled $2.7 million, compared to net loan and lease charge-offs of $0.8 million during the same time period in 2005. The allowance, as a percentage of total loans outstanding, was 1.28% as of September 30, 2006, compared to 1.31% at September 30, 2005.

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

Noninterest income during the third quarter of 2006 was $1.36 million, an increase of 2.4% over the $1.33 million earned during the third quarter of 2005. Noninterest income during the first nine months of 2006 was $3.88 million, an increase of 3.2% over the $3.76 million earned during the same time period in 2005. Service charge income on deposits and repurchase agreements decreased $8,000 (2.2%) during the third quarter of 2006 when compared to the third quarter of 2005, and declined $42,000 (4.0%) during the first nine months of 2006 when compared to the same time period during 2005, primarily reflecting an increase in the earnings credit rate on noninterest-bearing checking accounts which was only partially offset by an increase in new accounts opened during the last twelve months. During both time periods, we recorded increased fee income in virtually all other major fee income categories.

                           MERCANTILE BANK CORPORATION

Noninterest expense during the third quarter of 2006 was $8.0 million, a decrease of 3.5% from the $8.3 million expensed during the third quarter of 2005. Noninterest expense during the first nine months of 2006 was $24.1 million, an increase of 7.8% over the $22.3 million expensed during the same time period in 2005. Employee salary and benefit expenses were $0.3 million lower during the third quarter of 2006 than the level expensed during the third quarter of 2005, but were $0.6 million higher during the first nine months of 2006 than the level expensed during the first nine months of 2005. The decline in the quarter-over-quarter comparison and the increase in the year-to-date-over-year-to-date comparison primarily reflect increased costs from the hiring of additional staff and merit annual pay increases but lower non-lender bonus program expenses. The level of full-time equivalent employees increased from 263 at September 30, 2005 to 284 as of September 30, 2006. During the third quarter of 2005 and the first nine months of 2005, we expensed $0.7 million and $1.9 million, respectively, for the non-lender bonus program. During the third quarter of 2006 and the first nine months of 2006, no expense was recorded for the non-lender bonus program, primarily reflecting management's assessment of the likelihood of achieving a 15% growth in net income for all of 2006.

Occupancy, furniture and equipment costs increased $0.1 million during the third quarter of 2006 over the level expensed during the third quarter of 2005, and increased $1.0 million during the first nine months of 2006 over the level expensed during the first nine months of 2005, primarily reflecting the opening of our new main office during the second quarter of 2005 and the opening of our new leased facilities in Lansing and Ann Arbor during the third quarter of 2005. Other overhead costs decreased $0.1 million during the third quarter of 2006 over the level expensed during the third quarter of 2005, but increased $0.2 million during the first nine months of 2006 over the level expensed during the first nine months of 2005. While virtually all major general and administrative costs were up during each of the time periods, the lack of initial start-up costs for the Lansing and Ann Arbor banking offices during the third quarter of 2006 which were present during the third quarter of 2005 more than offset the increase in the other costs during that specific time period. Monitoring and controlling noninterest costs, while at the same time providing high quality service to customers, is a key component to our business strategy. While the dollar volume of noninterest costs has generally consistently increased, the rate of growth has been lower than the rate of increase in net interest income and noninterest income.

Federal income tax expense was $2.3 million during the third quarter of 2006, an increase of 23.4% over the $1.9 million expensed during the third quarter of 2005. Federal income tax expense was $6.8 million during the first nine months of 2006, an increase of 15.0% over the $5.9 million expensed during the first nine months of 2005. The increases during both time periods primarily results from the increase in net income before federal income tax. Our effective tax rate was approximately 30.9% during the third quarter of 2006 and the first nine months of 2006, compared to approximately 30.6% during the third quarter of 2005 and the first nine months of 2005.

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

We use two interest rate risk measurement techniques. The first, which is commonly referred to as GAP analysis, measures the difference between the dollar amounts of interest sensitive assets and liabilities that will be refinanced or repriced during a given time period. A significant repricing gap could result in a negative impact to our net interest margin during periods of changing market interest rates. The following table depicts our GAP position as of September 30, 2006 (dollars in thousands):

                           MERCANTILE BANK CORPORATION

                                           Within     Three to     One to       After
                                           Three       Twelve       Five         Five
                                           Months      Months       Years       Years       Total
                                          --------   ---------    --------    --------   ----------
Assets:
   Commercial loans and leases (1)        $871,667   $  67,884    $589,530    $ 45,183   $1,574,264
   Residential real estate loans            54,127       3,234      57,908      13,663      128,932
   Consumer loans                            1,278         650       4,557         587        7,072
   Investment securities (2)                 8,977       2,215      34,737     149,678      195,607
   Federal funds sold                       16,000           0           0           0       16,000
   Short-term investments                      176           0           0           0          176
   Allowance for loan and lease losses           0           0           0           0      (21,938)
   Other assets                                  0           0           0           0      126,721
                                          --------   ---------    --------    --------   ----------
      Total assets                         952,225      73,983     686,732     209,111    2,026,834
Liabilities:
   Interest-bearing checking                41,224           0           0           0       41,224
   Savings                                  78,239           0           0           0       78,239
   Money market accounts                     9,565           0           0           0        9,565
   Time deposits < $100,000                 32,171      51,483      35,838           0      119,492
   Time deposits $100,000 and over         299,726     640,620     310,568           0    1,250,914
   Short-term borrowings                    74,111           0           0           0       74,111
   FHLB advances                            35,000      65,000      15,000           0      115,000
   Long-term borrowings                     36,137           0           0           0       36,137
   Noninterest-bearing checking                  0           0           0           0      115,269
   Other liabilities                             0           0           0           0       19,335
                                          --------   ---------    --------    --------   ----------
      Total liabilities                    606,173     757,103     361,406           0    1,859,286
Shareholders' equity                             0           0           0           0      167,548
                                          --------   ---------    --------    --------   ----------
Total sources of funds                     606,173     757,103     361,406           0    2,026,834
                                          --------   ---------    --------    --------   ----------
Net asset (liability) GAP                 $346,052   $(683,120)   $325,326    $209,111
                                          ========   =========    ========    ========
Cumulative GAP                            $346,052   $(337,068)   $(11,742)   $197,369
                                          ========   =========    ========    ========
Percent of cumulative GAP to
   total assets                               17.1%      (16.6)%      (0.6)%       9.7%
                                          ========   =========    ========    ========

(1) Floating rate loans that are currently at interest rate floors or ceilings are treated as fixed rate loans and are reflected using maturity date and not next repricing date.

(2) Mortgage-backed securities are categorized by expected final maturities based upon prepayment trends as of September 30, 2006.

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

                           MERCANTILE BANK CORPORATION

We conducted multiple simulations as of September 30, 2006, whereby it was assumed that changes in market interest rates occurred ranging from up 200 basis points to down 200 basis points in equal quarterly instalments over the next twelve months. The following table reflects the suggested impact on our net interest income over the next twelve months, which is well within our policy parameters established to manage and monitor interest rate risk.

                                         Dollar Change In     Percent Change In
Interest Rate Scenario                 Net Interest Income   Net Interest Income
----------------------                 -------------------   -------------------
Interest rates down 200 basis points       $(3,924,000)             (5.3)%
Interest rates down 100 basis points        (2,966,000)             (4.0)
No change in interest rates                 (2,183,000)             (2.9)
Interest rates up 100 basis points             133,000               0.2
Interest rates up 200 basis points           2,428,000               3.3

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

ITEM 4. CONTROLS AND PROCEDURES

As of September 30, 2006, an evaluation was performed under the supervision of and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of September 30, 2006. There have been no significant changes in our internal controls over financial reporting during the quarter ended September 30, 2006 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

                                                           (c) Total Number of Shares
                   (a) Total Number                           Purchased as Part of        (d) Maximum Number of Shares
                       of Shares      (b) Average Price   Publicly Announced Plans or    that May Yet Be Purchased Under
Period                 Purchased        Paid Per Share              Programs                  the Plans or Programs
------             ----------------   -----------------   ---------------------------   --------------------------------
July 1 - 31                 0                  N/A                     0                                0
August 1 - 31             218               $39.48                     0                                0
September 1 - 30            0                  N/A                     0                                0
                          ---               ------                   ---                              ---
Total                     218               $39.48                     0                                0
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

      31      Rule 13a-14(a) Certifications

    32.1      Section 1350 Chief Executive Officer Certification

    32.2      Section 1350 Chief Financial Officer Certification

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 8, 2006.

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