Form 10-K
period 2006-12-31
MERCANTILE BANK CORP
filed 2007-03-13
CIK 1042729

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2006
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number 000-26719
MERCANTILE BANK CORPORATION
(Exact name of registrant as specified in its charter)

Michigan	38-3360865

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

310 Leonard Street NW, Grand Rapids, Michigan	49504

(Address of principal executive offices)	(Zip Code)
(616) 406-3000
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

Common Stock	The Nasdaq Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act: None
     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☐      Accelerated filer ☑      Non-accelerated filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
     The aggregate value of the common equity held by non-affiliates (persons other than directors and executive officers) of the registrant, computed by reference to the average of the closing bid and asked prices of the common stock as of the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $290.6 million.
     As of February 12, 2007, there were issued and outstanding 8,027,853 shares of the registrant’s common stock.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the proxy statement for the 2007 annual meeting of shareholders (Portions of Part III).

PART I
ITEM 1. BUSINESS
The Company
          Mercantile Bank Corporation is a registered bank holding company under the Bank Holding Company Act of 1956, as amended (the “Bank Holding Company Act”). Unless the text clearly suggests otherwise, references to “us,” “we,” “our,” or “the company” include Mercantile Bank Corporation and its wholly-owned subsidiaries. As a bank holding company, we are subject to regulation by the Board of Governors of the Federal Reserve System (the “Federal Reserve Board”). We were organized on July 15, 1997, under the laws of the State of Michigan, primarily for the purpose of holding all of the stock of Mercantile Bank of Michigan (“our bank”), and of such other subsidiaries as we may acquire or establish. Our bank commenced business on December 15, 1997.
          Mercantile Bank Mortgage Company initiated business in October 2000 as a subsidiary of our bank, and was reorganized as Mercantile Bank Mortgage Company, LLC (“our mortgage company”), on January 1, 2004. Mercantile Insurance Center, Inc. (“our insurance company”), a subsidiary of our bank, commenced operations during 2002 to offer insurance products. Mercantile Bank Real Estate Co., L.L.C., (“our real estate company”), a subsidiary of our bank, was organized on July 21, 2003, principally to develop, construct and own our new facility in downtown Grand Rapids which serves as our bank’s new main office and Mercantile Bank Corporation’s headquarters. Mercantile Bank Capital Trust I (the “Mercantile trust”), a business trust subsidiary, was formed in September 2004 to issue trust preferred securities.
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
Our Bank
          Our bank is a state banking company that operates under the laws of the State of Michigan, pursuant to a charter issued by the Michigan Office of Financial and Insurance Services. Our bank’s deposits are insured to the maximum extent permitted by law by the Federal Deposit Insurance Corporation (“FDIC”). Our bank’s primary service area is the Kent and Ottawa County areas of West Michigan, which includes the City of Grand Rapids, the second largest city in the State of Michigan. In addition, our bank opened new offices in the cities of East Lansing and Ann Arbor, Michigan, during 2005.
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

2.

          Our bank makes secured and unsecured commercial, construction, mortgage and consumer loans, and accepts checking, savings and time deposits. Our bank owns six automated teller machines (“ATM”), located at our branch locations in Grand Rapids and Holland, that participate in the MAC, NYCE and PLUS regional network systems, as well as other ATM networks throughout the country. Our bank also enables customers to conduct certain loan and deposit transactions by telephone and personal computer. Courier service is provided to certain commercial customers, and safe deposit facilities are available at our branch locations in Grand Rapids and Holland. Our bank does not have trust powers. In December 2001, our bank entered into a joint brokerage services and marketing agreement with Raymond James Financial Services, Inc. to make available to its customers financial planning, retail brokerage, equity research, insurance and annuities, retirement planning, trust services and estate planning.
Our Mortgage Company
          Our mortgage company’s predecessor, Mercantile Bank Mortgage Company, commenced operations on October 24, 2000, when our bank contributed most of its residential mortgage loan portfolio and participation interests in certain commercial mortgage loans to Mercantile Bank Mortgage Company. On the same date, our bank also transferred its residential mortgage origination function to Mercantile Bank Mortgage Company. On January 1, 2004, Mercantile Bank Mortgage Company was reorganized as Mercantile Bank Mortgage Company, LLC, a limited liability company, which is 99% owned by our bank and 1% owned by our insurance company. The reorganization had no impact on the company’s financial position or results of operations. Mortgage loans originated and held by our mortgage company are serviced by our bank pursuant to a servicing agreement.
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
Our Real Estate Company
          Our real estate company was organized on July 21, 2003, principally to develop, construct and own our facility in downtown Grand Rapids that serves as our bank’s main office and Mercantile Bank Corporation’s headquarters. This facility was placed into service during the second quarter of 2005. Our real estate company is 99% owned by our bank and 1% owned by our insurance company.
The Mercantile Trust
          In 2004, we formed the Mercantile trust, a Delaware business trust. Mercantile trust’s business and affairs are conducted by its property trustee, a Delaware trust company, and three individual administrative trustees who are employees and officers of the company. Mercantile trust was established for the purpose of issuing and selling its Series A and Series B trust preferred securities and common securities, and used the proceeds from the sales of those securities to acquire Series A and Series B Floating Rate Notes issued by the company. Substantially all of the net proceeds received by the company from the Series A transaction were used to redeem the trust preferred securities that had been issued by MBWM Capital Trust I in September 1999. We established MBWM Capital Trust I in 1999 to issue the trust preferred securities that were redeemed. Substantially all of the net proceeds received by the company from the Series B transaction were contributed to our bank as capital. The Series A and Series B Floating Rate Notes are categorized on our consolidated financial statements as subordinated debentures. Additional information regarding Mercantile trust is incorporated by reference to “Note 15 – Subordinated Debentures” and “Note 16 – Regulatory Matters” of the Notes to Consolidated Financial Statements included in this Annual Report on pages F-54 through F-56.

3.

Effect of Government Monetary Policies
          Our earnings are affected by domestic economic conditions and the monetary and fiscal policies of the United States government, its agencies, and the Federal Reserve Board. The Federal Reserve Board’s monetary policies have had, and will likely continue to have, an important impact on the operating results of commercial banks through its power to implement national monetary policy in order to, among other things, curb inflation, maintain employment, and mitigate economic recessions. The policies of the Federal Reserve Board have a major effect upon the levels of bank loans, investments and deposits through its open market operations in United States government securities, and through its regulation of, among other things, the discount rate on borrowings of member banks and the reserve requirements against member bank deposits. Our bank maintains reserves directly with the Federal Reserve Bank of Chicago to the extent required by law. It is not possible to predict the nature and impact of future changes in monetary and fiscal policies.
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
          Our bank is subject to restrictions imposed by federal law and regulation. Among other things, these restrictions apply to any extension of credit to us or to our other subsidiaries, to investments in stock or other securities that we issue, to the taking of such stock or securities as collateral for loans to any borrower, and to acquisitions of assets or services from, and sales of certain types of assets to, us or our other subsidiaries. Federal law restricts our ability to borrow from our bank by limiting the aggregate amount we may borrow and by requiring that all loans to us be secured in designated amounts by specified forms of collateral.

4.

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
Employees
          As of December 31, 2006, we and our bank employed 256 full-time and 69 part-time persons. Management believes that relations with employees are good.
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
          The Board of Directors has delegated significant lending authority to officers of our bank. The Board of Directors believes this empowerment, supported by our strong credit culture and the significant experience of our commercial lending staff, makes us responsive to our customers. The loan policy currently specifies lending authority for certain officers up to $3.0 million, and $10.0 million for our bank’s Chairman of the Board and its President and Chief Executive Officer; however, the $10.0 million lending authority is generally used only in rare circumstances where timing is of the essence. Generally, loan requests exceeding $2.5 million require approval by the Officers Loan Committee, and loan requests exceeding $4.0 million, up to the legal lending limit of approximately $33.6 million, require approval by the Board of Directors. In most circumstances, we apply an in-house lending limit that is significantly less than our bank’s legal lending limit.
Lending Activity
          Commercial Loans. Our commercial lending group originates commercial loans and leases primarily in our market areas. Our commercial lenders have extensive commercial lending experience, with most having at least ten years’ experience. Loans and leases are originated for general business purposes, including working capital, accounts receivable financing, machinery and equipment acquisition, and commercial real estate financing, including new construction and land development.

5.

          Working capital loans are often structured as a line of credit and are reviewed periodically in connection with the borrower’s year-end financial reporting. These loans are generally secured by substantially all of the assets of the borrower, and have an interest rate tied to the national prime rate. Loans and leases for machinery and equipment purposes typically have a maturity of three to five years and are fully amortizing, while commercial real estate loans are usually written with a five-year maturity and amortize over a 15 year period. Commercial loans and leases typically have an interest rate that is fixed to maturity or is tied to the national prime rate.
          We evaluate many aspects of a commercial loan or lease transaction in order to minimize credit and interest rate risk. Underwriting includes an assessment of the management, products, markets, cash flow, capital, income and collateral. This analysis includes a review of the borrower’s historical and projected financial results. Appraisals are generally required by certified independent appraisers where real estate is the primary collateral, and in some cases, where equipment is the primary collateral. In certain situations, for creditworthy customers, we may accept title reports instead of requiring lenders’ policies of title insurance.
          Commercial real estate lending involves more risk than residential lending because loan balances are greater and repayment is dependent upon the borrower’s business operations. We attempt to minimize the risks associated with these transactions by generally limiting our commercial real estate lending to owner-operated properties of well-known customers or new customers whose businesses have an established profitable history. In many cases, risk is further reduced by limiting the amount of credit to any one borrower to an amount considerably less than our legal lending limit and avoiding certain types of commercial real estate financings.
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
          Our bank has a home equity line of credit program. Home equity credit is generally secured by either a first or second mortgage on the borrower’s primary residence. The program provides revolving credit at a rate tied to the national prime rate.
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
          We believe our consumer loans are underwritten carefully, with a strong emphasis on the amount of the down payment, credit quality, employment stability and monthly income of the borrower. These loans are generally repaid on a monthly repayment schedule with the source of repayment tied to the borrower’s periodic income. In addition, consumer lending collections are dependent on the borrower’s continuing financial stability, and are thus likely to be adversely affected by job loss, illness and personal bankruptcy. In many cases, repossessed collateral for a defaulted consumer loan will not provide an adequate source of repayment of the outstanding loan balance because of depreciation of the underlying collateral.
          We believe that the generally higher yields earned on consumer loans compensate for the increased credit risk associated with such loans, and that consumer loans are important to our efforts to serve the credit needs of the communities and customers that we serve.

6.

Loan and Lease Portfolio Quality
          We utilize a comprehensive grading system for our commercial loans and leases as well as residential mortgage and consumer loans. All commercial loans and leases are graded on a ten grade rating system. The rating system utilizes standardized grade paradigms that analyze several critical factors such as cash flow, management and collateral coverage. All commercial loans and leases are graded at inception and reviewed at various intervals thereafter. Residential mortgage and consumer loans are graded on a four grade rating system using a separate standardized grade paradigm that analyzes several critical factors such as debt-to-income and credit and employment histories. Residential mortgage and consumer loans are graded on a random sampling basis after the loan has been made.
          Our independent loan and lease review program is primarily responsible for the administration of the grading system and ensuring adherence to established lending policies and procedures. The loan and lease review program is an integral part of maintaining our strong asset quality culture. The loan and lease review function works closely with senior management, although it functionally reports to the Board of Directors. All commercial loan and lease relationships equal to or exceeding $1.8 million are formally reviewed every twelve months, with a random sampling performed on credits under $1.8 million. Our watch list credits are reviewed monthly by our Watch List Committee, which is comprised of personnel from the administration, lending and loan and lease review functions.
          Loans and leases are placed in a nonaccrual status when, in our opinion, uncertainty exists as to the ultimate collection of principal and interest. As of December 31, 2006, loans and leases placed in nonaccrual status totaled $7.8 million, or 0.44% of total loans and leases. As of the same date, loans and leases past due 90 days or more and still accruing interest totaled $0.8 million, or 0.05% of total loans and leases. As of December 31, 2006, there were no other significant loans and leases where known information about credit problems of borrowers warranted the placing of the loans or leases in a nonaccrual status. We are not aware of any potential problem credits that could have a material adverse effect on our operating results, liquidity, or capital resources.
          Additional detail and information relative to the loan and lease portfolio is incorporated by reference to Management’s Discussion and Analysis of Financial Condition and Results of Operation (“Management’s Discussion and Analysis”) beginning on Page F-4 and Note 3 of the Consolidated Financial Statements on pages F-43 and F-44 included in this Annual Report.
Allowance for Loan and Lease Losses
          In each accounting period, we adjust the allowance for loan and lease losses (“allowance”) to the amount we believe is necessary to maintain the allowance at adequate levels. Through the loan and lease review and credit departments, we attempt to allocate specific portions of the allowance based on specifically identifiable problem loans and leases. The evaluation of the allowance is further based on, but not limited to, consideration of the internally prepared Loan Loss Reserve Analysis (“Reserve Analysis”), composition of the loan and lease portfolio, third party analysis of the loan and lease administration processes and portfolio and general economic conditions. In addition, the strong commercial loan and lease growth is taken into account.

7.

          The Reserve Analysis, used since our inception and completed monthly, applies reserve allocation factors to outstanding loan and lease balances to calculate an overall allowance dollar amount. For commercial loans and leases, which continue to comprise a vast majority of our total loans and leases, reserve allocation factors are based upon the loan ratings as determined by our standardized grade paradigms. For retail loans, reserve allocation factors are based upon the type of credit. Adjustments for specific lending relationships, including impaired loans and leases, are made on a case-by-case basis. The reserve allocation factors are primarily based on the recent levels and historical trends of net loan charge-offs and non-performing assets, the comparison of the recent levels and historical trends of net loan charge-offs and non-performing assets with a customized peer group consisting of ten similarly-sized publicly traded banking organizations conducting business in the states of Michigan, Illinois, Indiana and/or Ohio, the review and consideration of our loan migration analysis and the experience of senior management making similar loans and leases for an extensive period of time. We regularly review the Reserve Analysis and make adjustments periodically based upon identifiable trends and experience.
          We believe that the present allowance is adequate, based on the broad range of considerations listed above.
          The primary risks associated with commercial loans and leases are the financial condition of the borrower, the sufficiency of collateral, and lack of timely payment. We have a policy of requesting and reviewing periodic financial statements from our commercial loan and lease customers, and periodically reviewing existence of collateral and its value. The primary risk element that we consider for consumer and residential real estate loan is lack of timely payment. We have a reporting system that monitors past due loans and have adopted policies to pursue our creditor’s rights in order to preserve our bank’s collateral position.
          Additional detail regarding the allowance is incorporated by reference to Management’s Discussion and Analysis beginning on Page F-4 and Note 3 of the Notes to Consolidated Financial Statements of the Company on pages F-43 and F-44 included in this Annual Report.
          Although we believe the allowance is adequate to absorb probable incurred losses as they arise, there can be no assurance that we will not sustain losses in any given period which could be substantial in relation to, or greater than, the size of the allowance.
Investments
          Bank Holding Company Investments. The principal investments of our bank holding company are the investments in the common stock of our bank and the common securities of Mercantile trust. Other funds of our bank holding company may be invested from time to time in various debt instruments.
          As a bank holding company, we are also permitted to make portfolio investments in equity securities and to make equity investments in subsidiaries engaged in a variety of non-banking activities, which include real estate-related activities such as community development, real estate appraisals, arranging equity financing for commercial real estate, and owning and operating real estate used substantially by our bank or acquired for its future use. In addition, our bank holding company’s qualification as a financial holding company enables us to make equity investments in companies engaged in a broader range of financial activities than we could do without that qualification. Such expanded activities include insuring, guaranteeing, or indemnifying against loss, harm, damage, illness, disability or death, or issuing annuities, and acting as principal, agent, or broker for such purposes; providing financial, investment, or economic advisory services, including advising a mutual fund; and underwriting, dealing in, or making a market in securities. Our bank holding company has no plans at this time to make directly any of these equity investments at the bank holding company level. Our Board of Directors may, however, alter the investment policy at any time without shareholder approval.

8.

          In addition, so long as our bank holding company is qualified as a financial holding company, it would be permitted, as part of the business of underwriting or merchant banking activity and under certain circumstances and procedures, to invest in shares or other ownership interests in, or assets of, companies engaged in non-financial activities. In order to make those investments, our bank holding company would be required (i) to become, or to have an affiliate that is, a registered securities broker or dealer or a registered municipal securities dealer, or (ii) to control both an insurance company predominantly engaged in underwriting life, accident and health, or property and casualty insurance (other than credit insurance) or issuing annuities, and a registered investment adviser that furnishes investment advice to an insurance company. We do not currently have any securities, insurance, or investment advisory affiliates of the required types, nor does our bank holding company have any current plans to make any of the equity investments described in this paragraph.
          Our Bank’s Investments. Our bank may invest its funds in a wide variety of debt instruments and may participate in the federal funds market with other depository institutions. Subject to certain exceptions, our bank is prohibited from investing in equity securities. Among the equity investments permitted for our bank under various conditions and subject in some instances to amount limitations, are shares of a subsidiary insurance agency, mortgage company, real estate company, or Michigan business and industrial development company, such as our insurance company, our mortgage company, or our real estate company. Under another such exception, in certain circumstances and with prior notice to or approval of the FDIC, our bank could invest up to 10% of its total assets in the equity securities of a subsidiary corporation engaged in the acquisition and development of real property for sale, or the improvement of real property by construction or rehabilitation of residential or commercial units for sale or lease. Our bank has no present plans to make such an investment. Real estate acquired by our bank in satisfaction of or foreclosure upon loans may be held by our bank for specified periods. Our bank is also permitted to invest in such real estate as is necessary for the convenient transaction of its business. Our bank’s Board of Directors may alter the bank’s investment policy without shareholder approval at any time.
          Additional detail and information relative to the securities portfolio is incorporated by reference to Management’s Discussion and Analysis beginning on Page F-4 and Note 2 of the Notes to Consolidated Financial Statements on pages F-40 through F-42 included in this Annual Report.
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
Selected Statistical Information
          Management’s Discussion and Analysis beginning on Page F-4 in this Annual Report includes selected statistical information.

9.

Return on Equity and Assets
          Return on Equity and Asset information is included in Management’s Discussion and Analysis beginning on Page F-4 in this Annual Report.
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

10.

We rely heavily on our management and other key personnel, and the loss of any of them may adversely affect our operations.
          We are and will continue to be dependent upon the services of our management team, including Gerald R. Johnson, Jr., our Chairman and Chief Executive Officer, Michael H. Price, our President and Chief Operating Officer, and our other senior managers. The loss of either Mr. Johnson or Mr. Price, or any of our other senior managers, could have an adverse effect on our growth and performance. We have entered into employment contracts with Mr. Johnson and Mr. Price and two other executive officers. The contracts provide for a three year employment period that is extended for an additional year each year unless a notice is given indicating that the contract will not be extended.
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
          In many situations, our Board of Directors has the authority, without any vote of our shareholders, to issue shares of our authorized but unissued stock, including shares authorized and unissued under our Stock Incentive Plan of 2006. In the future, we may issue additional securities, through public or private offerings, in order to raise additional capital. Any such issuance would dilute the percentage of ownership interest of existing shareholders and may dilute the per share book value of the common stock. In addition, option holders under our stock-based incentive plans may exercise their options at a time when we would otherwise be able to obtain additional equity capital on more favorable terms.

11.

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
          In addition, although we have no current plans to do so, we may acquire banks, related businesses or branches of other financial institutions that we believe provide a strategic fit with our business. To the extent that we grow through acquisitions, we cannot assure you that we will be able to adequately or profitably manage this growth. Acquiring other banks, businesses, or branches involves risks commonly associated with acquisitions, including exposure to unknown or contingent liabilities and asset quality issues, difficulty and expense of integrating the operations and personnel, potential disruption to our business including the diversion of management’s time and attention, and the possible loss of key employees and customers.
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

12.

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
          Our Articles of Incorporation and By-laws, and the corporate laws of the State of Michigan, include provisions which are designed to provide our Board of Directors with time to consider whether a hostile takeover offer is in our and our shareholders’ best interest. These provisions, however, could discourage potential acquisition proposals and could delay or prevent a change in control. The provisions also could diminish the opportunities for a holder of our common stock to participate in tender offers, including tender offers at a price above the then-current market price for our common stock. These provisions could also prevent transactions in which our shareholders might otherwise receive a premium for their shares over then-current market prices, and may limit the ability of our shareholders to approve transactions that they may deem to be in their best interests.
          The Michigan Business Corporation Act contains provisions intended to protect shareholders and prohibit or discourage various types of hostile takeover activities. In addition to these provisions and the provisions of our Articles of Incorporation and Bylaws, federal law requires the Federal Reserve Board’s approval prior to acquiring “control” of a bank holding company. All of these provisions may delay or prevent a change in control without action by our shareholders and could adversely affect the price of our common stock.
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
          Our common stock is traded on the Nasdaq Global Select Market under the symbol “MBWM”. The development and maintenance of an active public trading market depends upon the existence of willing buyers and sellers, the presence of which is beyond our control. While we are a publicly-traded company, the volume of trading activity in our stock is still relatively limited. Even if a more active market develops, there can be no assurance that such a market will continue, or that our shareholders will be able to sell their shares at or above the offering price.
          We have paid a 5% stock dividend on our common stock each year since 2001, and have paid a quarterly cash dividend each quarter beginning with the first quarter of 2003. While we expect to continue paying cash dividends, there is no assurance that we will continue to do so.

13.

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
          We may also be subject to disruptions of our operating systems arising from events that are wholly or partially beyond our control, including, for example, computer viruses or electrical or telecommunications outages, which may give rise to losses in service to customers and to loss or liability to us. We are further exposed to the risk that our external vendors may be unable to fulfill their contractual obligations to us, or will be subject to the same risk of fraud or operational errors by their respective employees as are we, and to the risk that our or our vendors’ business continuity and data security systems prove not to be sufficiently adequate. We also face the risk that the design of our controls and procedures prove inadequate or are circumvented, causing delays in detection or errors in information. Although we maintain a system of controls designed to keep operational risk at appropriate levels, there can be no assurance that we will not suffer losses from operational risks in the future that may be material in amount.
ITEM IB. UNRESOLVED STAFF COMMENTS
          We have received no written comments regarding our periodic or current reports from the staff of the Securities and Exchange Commission that were issued 180 days or more before the end of our 2006 fiscal year and that remain unresolved.
ITEM 2. PROPERTIES
          During 2005, our bank placed into service a new four-story facility located approximately two miles north from the center of downtown Grand Rapids. Design and construction of this facility had started during 2003. This new facility serves as the Company’s headquarters and our bank’s main office, and houses the administration function, our bank’s commercial lending and review function, our bank’s loan operations function, a full service branch, portions of our bank’s retail lending and business development function and our bank’s retail brokerage operation. A majority of functions housed at this facility were formerly operated out of a leased facility located at 216 North Division Avenue, Grand Rapids, Michigan, approximately two miles from the new facility. The new facility consists of approximately 55,000 square feet of usable space and contains multiple drive-through lanes with ample parking. The land and building are owned by our real estate company. The address of this facility is 310 Leonard Street NW, Grand Rapids, Michigan.
          Our bank designed and constructed a full service branch and retail loan facility which opened in July of 1999 in Alpine Township, a northwest suburb of Grand Rapids. The facility is one story and has approximately 8,000 square feet of usable space. The land and building are owned by our bank. The facility has multiple drive-through lanes and ample parking space. The address of this facility is 4613 Alpine Avenue NW, Comstock Park, Michigan.

14.

          During 2001, our bank designed and constructed two facilities on a 4-acre parcel of land located in the City of Wyoming, a southwest suburb of Grand Rapids. The land had been purchased by our bank in 2000. The larger of the two buildings is a full service branch and deposit operations facility which opened in September of 2001. The facility is two-stories and has approximately 25,000 square feet of usable space. The facility is owned by our bank and has multiple drive-through lanes and ample parking space. The address of this facility is 5610 Byron Center Avenue SW, Wyoming, Michigan. The other building is a single-story facility with approximately 11,000 square feet of usable space. Our bank’s accounting, audit, loss prevention and wire transfer functions are housed in this building, which underwent a renovation in 2005 that almost doubled its size. This facility is also owned by our bank. The address of this facility is 5650 Byron Center Avenue SW, Wyoming, Michigan.
          During 2002, our bank designed and constructed a full service branch which opened in December of 2002 in the City of Kentwood, a southeast suburb of Grand Rapids. The land had been purchased by our bank in 2001. The facility is one story and has approximately 10,000 square feet of usable space. The facility is owned by our bank and has multiple drive-through lanes and ample parking space. The address of this facility is 4860 Broadmoor Avenue SW, Kentwood, Michigan.
          During 2003, our bank designed and constructed a full service branch in the northeast quadrant of the City of Grand Rapids. The land had been purchased by our bank in 2002. The facility is one story and has approximately 3,500 square feet of usable space. The facility is owned by our bank and has multiple drive-through lanes and ample parking space. The address of this facility is 3156 Knapp Street NE, Grand Rapids, Michigan.
          During 2003, our bank designed and started construction of a new two-story facility located in Holland, Michigan. This facility, which was completed during the fourth quarter of 2004, serves as a full service banking center for the Holland area, including commercial lending, retail lending and a full service branch. The facility consists of approximately 30,000 square feet of usable space and contains multiple drive-through lanes with ample parking. The address of this facility is 880 East 16th Street, Holland, Michigan.
          During 2005, our bank opened a branch facility in the City of East Lansing, Michigan. The facility is one story and has approximately 7,500 square feet of usable space. The facility is operated under a lease agreement between our bank and a third party. There is ample parking space, but no drive-through lanes. The address of this facility is 1651 West Lake Lansing Road, East Lansing, Michigan.
          During 2005, our bank opened a branch facility in the City of Ann Arbor, Michigan. The facility is one story and has approximately 10,000 square feet of usable space. The facility is operated under a lease agreement between our bank and a third party. There is ample parking space, but no drive-through lanes. The address of this facility is 325 Eisenhower Parkway, Ann Arbor, Michigan.
          During 2006, our bank purchased approximately 3 acres of vacant land and designed and initiated construction of a new three-story facility in East Lansing, Michigan. This facility, which is expected to be completed during the second quarter of 2007, will serve as a full service banking center for the greater Lansing area, including commercial lending, retail lending, and a full service branch. The facility will consist of approximately 27,000 square feet of usable space and will contain multiple drive-through lanes with ample parking. When completed, this facility will replace the leased facility noted above located on West Lake Lansing Road in East Lansing. The address of this facility is 3737 Coolidge Road, East Lansing, Michigan.
ITEM 3. LEGAL PROCEEDINGS
          From time to time, we may be involved in various legal proceedings that are incidental to our business. In the opinion of management, we are not a party to any legal proceedings that are material to our financial condition, either individually or in the aggregate.

15.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
          None
PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
          Our common stock is traded on the Nasdaq Global Select Market under the symbol “MBWM”. At February 12, 2007, there were 305 record holders of our common stock. In addition, we estimate that there were approximately 4,000 beneficial owners of our common stock who own their shares through brokers or banks.
          The following table shows the high and low sales prices for our common stock as reported by the Nasdaq Global Select Market for the periods indicated and the quarterly cash dividends paid by us during those periods. The prices have been adjusted for the 5% stock dividends paid on May 16, 2006 and August 1, 2005.

	High	Low	Dividend
2006
First Quarter	$38.20	$35.71	$0.12
Second Quarter	40.55	35.30	0.13
Third Quarter	41.05	36.92	0.13
Fourth Quarter	40.81	37.06	0.13

2005
First Quarter	$41.52	$34.65	$0.10
Second Quarter	41.67	35.56	0.11
Third Quarter	45.95	39.68	0.11
Fourth Quarter	40.92	35.67	0.11
          Holders of our common stock are entitled to receive dividends that the Board of Directors may declare from time to time. We may only pay dividends out of funds that are legally available for that purpose. We are a holding company and substantially all of our assets are held by our subsidiaries. Our ability to pay dividends to our shareholders depends primarily on our bank’s ability to pay dividends to us. Dividend payments and extensions of credit to us from our bank are subject to legal and regulatory limitations, generally based on capital levels and current and retained earnings, imposed by law and regulatory agencies with authority over our bank. The ability of our bank to pay dividends is also subject to its profitability, financial condition, capital expenditures and other cash flow requirements. In addition, under the terms of our subordinated debentures, we would be precluded from paying dividends on our common stock if an event of default has occurred and is continuing under the subordinated debentures, or if we exercised our right to defer payments of interest on the subordinated debentures, until the deferral ended.
          On January 9, 2007, we declared a $0.14 per share cash dividend on our common stock, payable on March 9, 2007 to record holders as of February 9, 2007. We currently expect to continue to pay a quarterly cash dividend, although there can be no assurance that we will continue to do so.

16.

Issuer Purchases of Equity Securities

			(c) Total Number of	(d) Maximum Number
	(a) Total		Shares Purchased as	of Shares that May
	Number of	(b) Average	Part of Publicly	Yet Be Purchased
	Shares	Price Paid Per	Announced Plans or	Under the
Period	Purchased	Share	Programs	Plans or Programs
October 1 – 31	0	$ N/A	0	0
November 1 – 30	421	38.35	0	0
December 1 – 31	0	N/A	0	0
Total	421	$38.35	0	0
The shares shown in column (a) above as having been purchased were acquired from one of our employees when she used shares of common stock that she already owned to pay part of the exercise price when exercising stock options issued under one of our employee stock option plans.
Shareholder Return Performance Graph
          Set forth below is a line graph comparing the yearly percentage change in the cumulative total shareholder return on our common stock (based on the last reported sales price of the respective year) with the cumulative total return of the Nasdaq Composite Index and the SNL Nasdaq Bank Index from December 31, 2001 through December 31, 2006. The following is based on an investment of $100 on December 31, 2001 in our common stock, the Nasdaq Composite Index and the SNL Nasdaq Bank Index, with dividends reinvested where applicable.

17.

	Period Ending
Index	12/31/01	12/31/02	12/31/03	12/31/04	12/30/05	12/31/06

Mercantile Bank Corporation	100.00	139.90	229.27	263.15	272.06	283.42
NASDAQ Composite	100.00	68.76	103.67	113.16	115.57	127.58
SNL NASDAQ Bank Index	100.00	102.85	132.76	152.16	147.52	165.62
ITEM 6. SELECTED FINANCIAL DATA
          The Selected Financial Data on page F-3 in this Annual Report is incorporated here by reference.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION
          Management’s Discussion and Analysis on pages F-4 through F-22 in this Annual Report is incorporated here by reference.
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
          The information under the heading “Market Risk Analysis” on pages F-22 through F-25 in this Annual Report is incorporated here by reference.

18.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
          The Consolidated Financial Statements, Notes to Consolidated Financial Statements and the Reports of Independent Registered Public Accounting Firm on pages F-26 through F-59 in this Annual Report are incorporated here by reference.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
          On September 14, 2006, our Audit Committee concluded its proposal process for selection of an independent registered public accounting firm for 2007, and appointed BDO Seidman, LLP as our independent registered public accounting firm for the calendar year ending December 31, 2007. On the same date, our Audit Committee determined to dismiss Crowe Chizek and Company LLC as our independent registered public accounting firm after it completed its work for the calendar year ending December 31, 2006, and advised Crowe Chizek and Company LLC that it would not be engaged as our independent registered public accounting firm for the calendar year ending December 31, 2007. We filed a report on Form 8-K with the Securities and Exchange Commission on September 19, 2006 reporting the change of accountants and making related disclosures.
ITEM 9A. CONTROLS AND PROCEDURES
          As of December 31, 2006, an evaluation was performed under the supervision of and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of December 31, 2006. There have been no significant changes in our internal controls over financial reporting during the quarter ended December 31, 2006, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
          Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control – Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2006. Our management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2006 has been audited by Crowe Chizek and Company LLC, an independent registered public accounting firm, as stated in their report which is included in this Annual Report.
ITEM 9B. OTHER INFORMATION
          None

19.

PART III
ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
          The information presented under the captions “Election of Directors,” “Executive Officers,” “Section 16(a) Beneficial Ownership Compliance” and “Corporate Governance – Code of Ethics” in the definitive Proxy Statement of Mercantile for our April 26, 2007 Annual Meeting of Shareholders (the “Proxy Statement”), a copy of which will be filed with the Securities and Exchange Commission before the meeting date, is incorporated here by reference.
          We have a separately-designated standing audit committee established in accordance with Section 3(a)(58)(A) of the Securities Exchange Act of 1934. The members of the Audit Committee consist of Betty S. Burton, David M. Cassard, C. John Gill, David M. Hecht, Calvin D. Murdock and Merle J. Prins. The Board of Directors has determined that Mr. Cassard, a member of the Audit Committee, is qualified as an audit committee financial expert, as that term is defined in the rules of the Securities and Exchange Commission. Mr. Cassard is independent, as independence for audit committee members is defined in the Nasdaq listing standards and the rules of the Securities and Exchange Commission.
ITEM 11. EXECUTIVE COMPENSATION
          The information presented under the captions “Executive Compensation,” “Corporate Governance – Compensation Committee Interlocks and Insider Participation” and “Compensation Committee Report” in the Proxy Statement is incorporated here by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
          The information presented under the caption “Stock Ownership of Certain Beneficial Owners and Management” in the Proxy Statement is incorporated here by reference.
Equity Compensation Plan Information
          The following table summarizes information, as of December 31, 2006, relating to compensation plans under which equity securities are authorized for issuance.

			Number of securities
			remaining available for
			future issuance under
	Number of securities to	Weighted average	equity compensation
	be issued upon exercise	exercise price of	plans (excluding
	of outstanding options,	outstanding options,	securities reflected in
Plan Category	warrants and rights	warrants and rights	column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders (1)	275,369	$25.28	550,884 (2)

Equity compensation plans not approved by security holders	0	0	0

Total	275,369	$25.28	550,884

20.

(1)	These plans are Mercantile’s 1997 Employee Stock Option Plan, 2000 Employee Stock Option Plan, 2004 Employee Stock Option Plan, Independent Director Stock Option Plan and the Stock Incentive Plan of 2006.

(2)	These securities are available under the Stock Incentive Plan of 2006. Incentive awards may include, but are not limited to, stock options, restricted stock, stock appreciation rights and stock awards.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
          The information presented under the captions “Transactions with Related Persons” and “Corporate Governance – Director Independence” in the Proxy Statement is incorporated here by reference.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
          The information presented under the caption “Principal Accountant Fees and Services” in the Proxy Statement is incorporated here by reference.
PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a) (1) Financial Statements. The following financial statements and reports of independent registered public accounting firm of Mercantile Bank Corporation and its subsidiaries are filed as part of this report:
Reports of Independent Registered Public Accounting Firm dated February 20, 2007
Consolidated Balance Sheets — December 31, 2006 and 2005
Consolidated Statements of Income for each of the three years in the period ended December 31, 2006
Consolidated Statements of Changes in Shareholders’ Equity for each of the three years in the period ended December 31, 2006
Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 2006
Notes to Consolidated Financial Statements
The financial statements, the notes to financial statements, and the reports of independent registered public accounting firm listed above are incorporated by reference in Item 8 of this report.
     (2)   Financial Statement Schedules
Not applicable

21.

(b) Exhibits:

EXHIBIT NO.	EXHIBIT DESCRIPTION

3.1	Our Articles of Incorporation are incorporated by reference to exhibit 3.1 of our Form 10-Q for the quarter ended June 30, 2004

3.2	Our Amended and Restated Bylaws dated as of January 16, 2003 are incorporated by reference to exhibit 3.2 of our Registration Statement on Form S-3 (Commission File No. 333-103376) that became effective on February 21, 2003

10.1	Our 1997 Employee Stock Option Plan is incorporated by reference to exhibit 10.1 of our Registration Statement on Form SB-2 (Commission File No. 333-33081) that became effective on October 23, 1997 *

10.2	Our 2000 Employee Stock Option Plan is incorporated by reference to exhibit 10.14 of our Form 10-K for the year ended December 31, 2000 *

10.3	Our 2004 Employee Stock Option Plan is incorporated by reference to exhibit 10.1 of our Form 10-Q for the quarter ended September 30, 2004 *

10.4	Form of Stock Option Agreement for options under the 2004 Employee Stock Option Plan is incorporated by reference to exhibit 10.2 of our Form 10-Q for the quarter ended September 30, 2004 *

10.5	Our Independent Director Stock Option Plan is incorporated by reference to exhibit 10.26 of our Form 10-K for the year ended December 31, 2002 *

10.6	Form of Stock Option Agreement for options under the Independent Director Stock Option Plan is incorporated by reference to exhibit 10.1 of our Form 8-K dated October 21, 2004 *

10.7	Nonlender Bonus Plan is incorporated by reference to exhibit 10.3 of our Form 10-Q for the quarter ended September 30, 2004 *

10.8	Mercantile Bank of West Michigan Deferred Compensation Plan for Members of the Board of Directors (1999) is incorporated by reference to Exhibit 10.6 of the Registration Statement of the company and our trust on Form SB-2 (Commission File Nos. 333-84313 and 333-84313-01) that became effective on September 13, 1999 *

10.9	Agreement between Fiserv Solutions, Inc. and our bank dated September 10, 1997, is incorporated by reference to exhibit 10.3 of our Registration Statement on Form SB-2 (Commission File No. 333-33081) that became effective on October 23, 1997

10.10	Extension Agreement of Data Processing Contract between Fiserv Solutions, Inc. and our bank dated May 12, 2000 extending the agreement between Fiserv Solutions, Inc. and our bank dated September 10, 1997, is incorporated by reference to exhibit 10.15 of our Form 10-K for the year ended December 31, 2000

10.11	Extension Agreement of Data Processing Contract between Fiserv Solutions, Inc. and our bank dated November 22, 2002 extending the agreement between Fiserv Solutions, Inc. and our bank dated September 10, 1997, is incorporated by reference to exhibit 10.5 of our Form 10-K for the year ended December 31, 2002

22.

EXHIBIT NO.	EXHIBIT DESCRIPTION

10.12	Amended and Restated Employment Agreement dated as of October 18, 2001, among the company, our bank and Gerald R. Johnson, Jr., is incorporated by reference to exhibit 10.21 of our Form 10-K for the year ended December 31, 2001 *

10.13	Amended and Restated Employment Agreement dated as of October 18, 2001, among the company, our bank and Michael H. Price, is incorporated by reference to exhibit 10.22 of our Form 10-K for the year ended December 31, 2001 *

10.14	Employment Agreement dated as of October 18, 2001, among the company, our bank and Robert B. Kaminski, Jr., is incorporated by reference to exhibit 10.23 of our Form 10-K for the year ended December 31, 2001 *

10.15	Employment Agreement dated as of October 18, 2001, among the company, our bank and Charles E. Christmas, is incorporated by reference to exhibit 10.23 of our Form 10-K for the year ended December 31, 2001 *

10.16	Amendment to Employment Agreement dated as of October 17, 2002, among the company, our bank and Gerald R. Johnson, Jr., is incorporated by reference to exhibit 10.21 of our Form 10-K for the year ended December 31, 2002 *

10.17	Amendment to Employment Agreement dated as of October 17, 2002, among the company, our bank and Michael H. Price, is incorporated by reference to exhibit 10.22 of our Form 10-K for the year ended December 31, 2002 *

10.18	Amendment to Employment Agreement dated as of October 17, 2002, among the company, our bank and Robert B. Kaminski, Jr., is incorporated by reference to exhibit 10.23 of our Form 10-K for the year ended December 31, 2002 *

10.19	Amendment to Employment Agreement dated as of October 17, 2002, among the company, our bank and Charles E. Christmas, is incorporated by reference to exhibit 10.24 of our Form 10-K for the year ended December 31, 2002 *

10.20	Amendment to Employment Agreement dated as of October 28, 2004, among the company, our bank and Robert B. Kaminski, Jr., is incorporated by reference to exhibit 10.21 of our Form 10-K for the year ended December 31, 2004 *

10.21	Junior Subordinated Indenture between us and Wilmington Trust Company dated September 16, 2004 providing for the issuance of the Series A and Series B Floating Rate Junior Subordinated Notes due 2034 is incorporated by reference to exhibit 10.1 of our Form 8-K dated December 15, 2004

10.22	Amended and Restated Trust Agreement dated September 16, 2004 for Mercantile Bank Capital Trust I is incorporated by reference to exhibit 10.2 of our Form 8-K dated December 15, 2004

10.23	Placement Agreement between us, Mercantile Bank Capital Trust I, and SunTrust Capital Markets, Inc. dated September 16, 2004 is incorporated by reference to exhibit 10.3 of our Form 8-K dated December 15, 2004

10.24	Guarantee Agreement dated September 16, 2004 between Mercantile as Guarantor and Wilmington Trust Company as Guarantee Trustee is incorporated by reference to exhibit 10.4 of our Form 8-K dated December 15, 2004

23.

EXHIBIT NO.	EXHIBIT DESCRIPTION

10.25	Non-Lender Bonus Plan 2006, is incorporated by reference to exhibit 10.1 of our Form 8-K dated November 22, 2005 *

10.26	Form of Agreement Amending Stock Option Agreement, dated November 17, 2005 issued under our 2004 Employee Stock Option Plan, is incorporated by reference to exhibit 10.1 of our Form 8-K dated December 12, 2005 *

10.27	Second Amendment to Employment Agreement dated as of November 17, 2005, among the company, our bank and Gerald R. Johnson, Jr. is incorporated by reference to exhibit 10.28 of our Form 10-K for the year ended December 31, 2005 *

10.28	Second Amendment to Employment Agreement dated as of November 17, 2005, among the company, our bank and Michael H. Price is incorporated by reference to exhibit 10.29 of our Form 10-K for the year ended December 31, 2005 *

10.29	Third Amendment to Employment Agreement dated as of November 17, 2005, among the company, our bank and Robert B. Kaminski, Jr. is incorporated by reference to exhibit 10.30 of our Form 10-K for the year ended December 31, 2005 *

10.30	Second Amendment to Employment Agreement dated as of November 17, 2005, among the company, our bank and Charles E. Christmas is incorporated by reference to exhibit 10.31 of our Form 10-K for the year ended December 31, 2005 *

10.31	Form of Mercantile Bank of Michigan Executive Deferred Compensation Agreement, that has been entered into between our bank and each of Gerald R. Johnson, Jr., Michael H. Price, Robert B. Kaminski, Jr., Charles E. Christmas, and certain other officers of our bank is incorporated by reference to exhibit 10.32 of our Form 10-K for the year ended December 31, 2005 *

10.32	Form of Mercantile Bank of Michigan Split Dollar Agreement that has been entered into between our bank and each of Gerald R. Johnson, Jr., Michael H. Price, Robert B. Kaminski, Jr., Charles E. Christmas, and certain other officers of our bank is incorporated by reference to exhibit 10.33 of our Form 10-K for the year ended December 31, 2005 *

10.33	Director Fee Summary *

10.34	Lease Agreement between our bank and Joe D. Pentecost Trust dated April 29, 2005 for our East Lansing, Michigan office is incorporated by reference to exhibit 10.35 of our Form 10-K for the year ended December 31, 2005

10.35	Lease Agreement between our bank and The Conlin Company dated July 12, 2005 for our Ann Arbor, Michigan office is incorporated by reference to exhibit 10.36 of our Form 10-K for the year ended December 31, 2005

10.36	Stock Incentive Plan of 2006 is incorporated by reference to Appendix A of our proxy statement for our April 27, 2006 annual meeting of shareholders that was filed with the Securities and Exchange Commission *

24.

EXHIBIT NO.	EXHIBIT DESCRIPTION

10.37	Form of Notice of Grant of Incentive Stock Option and Stock Option Agreement for incentive stock options granted under our Stock Incentive Plan of 2006 is incorporated by reference to exhibit 10.1 of our Form 8-K dated November 22, 2006 *

10.38	Form of Restricted Stock Award Agreement Notification of Award and Terms and Conditions of Award for restricted stock under our Stock Incentive Plan of 2006 is incorporated by reference to exhibit 10.2 of our Form 8-K dated November 22, 2006 *

10.39	Executive Officer Bonus Plan for 2007 is incorporated by reference to exhibit 10.1 of our Form 8-K dated January 29, 2007 *

21	Subsidiaries of the company

23	Consent of Independent Registered Public Accounting Firm

31	Rule 13a-14(a) Certifications

32.1	Section 1350 Chief Executive Officer Certification

32.2	Section 1350 Chief Financial Officer Certification

*	Management contract or compensatory plan

(c)	Financial Statements Not Included In Annual Report

Not applicable

25.

MERCANTILE BANK CORPORATION
CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006 and 2005

MERCANTILE BANK CORPORATION
CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006 and 2005

SELECTED FINANCIAL DATA

	2006	2005	2004	2003	2002
	(Dollars in thousands except per share data)
Consolidated Results of Operations:

Interest income	$137,260	$102,130	$69,022	$54,658	$47,632
Interest expense	75,673	46,838	26,595	23,395	24,026

Net interest income	61,587	55,292	42,427	31,263	23,606
Provision for loan and lease losses	5,775	3,790	4,674	3,800	3,002
Noninterest income	5,261	5,661	4,302	4,409	3,101
Noninterest expense	32,262	31,117	23,198	18,071	12,781

Income before income tax expense	28,811	26,046	18,857	13,801	10,924
Income tax expense	8,964	8,145	5,136	3,785	3,167

Net income	$19,847	$17,901	$13,721	$10,016	$7,757

Consolidated Balance Sheet Data:

Total assets	$2,067,268	$1,838,210	$1,536,119	$1,203,337	$922,360
Cash and cash equivalents	51,380	36,753	20,811	16,564	28,117
Securities	202,419	181,614	152,965	121,510	96,893
Loans and leases, net of deferred fees	1,745,478	1,561,812	1,317,124	1,035,963	771,554
Allowance for loan and lease losses	21,411	20,527	17,819	14,379	10,890
Bank owned life insurance policies	30,858	28,071	23,750	16,441	14,876

Deposits	1,646,903	1,419,352	1,159,181	902,892	754,113
Securities sold under agreements to repurchase	85,472	72,201	56,317	49,545	50,335
Federal Home Loan Bank advances	95,000	130,000	120,000	90,000	15,000
Subordinated debentures	32,990	32,990	32,990	16,495	16,495
Shareholders’ equity	171,915	155,125	141,617	130,201	79,834

Consolidated Financial Ratios:

Return on average assets	1.01%	1.05%	0.99%	0.96%	0.97%
Return on average shareholders’ equity	12.19%	12.05%	10.16%	10.61%	10.30%
Average shareholders’ equity to average assets	8.31%	8.73%	9.79%	9.00%	9.45%

Nonperforming loans and leases to total loans and leases	0.49%	0.26%	0.22%	0.17%	0.10%
Allowance for loan and lease losses to total loans and leases	1.23%	1.31%	1.35%	1.39%	1.41%

Tier 1 leverage capital	10.04%	10.45%	11.53%	12.49%	10.72%
Tier 1 leverage risk-based capital	10.37%	10.82%	11.82%	12.60%	10.85%
Total risk-based capital	11.45%	12.00%	13.03%	13.84%	12.10%

Per Share Data:

Net Income:
Basic	$2.48	$2.25	$1.73	$1.49	$1.23
Diluted	2.45	2.20	1.69	1.46	1.22

Book value at end of period	21.43	19.46	17.78	16.40	12.66
Dividends declared	0.51	0.41	0.32	0.27	NA
Dividend payout ratio	20.34%	17.79%	18.60%	18.41%	NA
NA — Not Applicable

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
FORWARD-LOOKING STATEMENTS
The following discussion and other portions of this Annual Report contain forward-looking statements that are based on management’s beliefs, assumptions, current expectations, estimates and projections about the financial services industry, the economy, and about our company. Words such as “anticipates,” “believes,” “estimates,” “expects,” “forecasts,” “intends,” “is likely,” “plans,” “projects,” and variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions (“Future Factors”) that are difficult to predict with regard to timing, extent, likelihood and degree of occurrence. Therefore, actual results and outcomes may materially differ from what may be expressed or forecasted in such forward-looking statements. We undertake no obligation to update, amend, or clarify forward-looking statements, whether as a result of new information, future events (whether anticipated or unanticipated), or otherwise.
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
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
The Management’s Discussion and Analysis of Financial Condition and Results of Operations is based on Mercantile Bank Corporation’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan and lease losses, and actual results could differ from those estimates.
The allowance for loan and lease losses is maintained at a level we believe is adequate to absorb probable incurred losses identified and inherent in the loan and lease portfolio. Our evaluation of the adequacy of the allowance for loan and lease losses is an estimate based on reviews of individual loans, assessments of the impact of current and anticipated economic conditions on the portfolio, and historical loss experience. The allowance for loan and lease losses represents management’s best estimate, but significant downturns in circumstances relating to loan and lease quality or economic conditions could result in a requirement for an increased allowance for loan and lease losses in the near future. Likewise, an upturn in loan and lease quality or improved economic conditions may result in a decline in the required allowance for loan and lease losses. In either instance, unanticipated changes could have a significant impact on operating earnings.
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

INTRODUCTION
This Management’s Discussion and Analysis should be read in conjunction with the consolidated financial statements contained in this Annual Report. This discussion provides information about the consolidated financial condition and results of operations of Mercantile Bank Corporation and its consolidated subsidiary, Mercantile Bank of Michigan (“our bank”), and of Mercantile Bank Mortgage Company, LLC (“our mortgage company”), Mercantile Bank Real Estate Co., L.L.C. (“our real estate company”) and Mercantile Insurance Center, Inc. (“our insurance company”), which are subsidiaries of our bank. Unless the text clearly suggests otherwise, references to “us,” “we,” “our,” or “the company” include Mercantile Bank Corporation and its wholly-owned subsidiaries referred to above.
We were incorporated on July 15, 1997 as a bank holding company to establish and own our bank. Our bank, after receiving all necessary regulatory approvals, began operations on December 15, 1997. Our bank has a strong commitment to community banking and offers a wide range of financial products and services, primarily to small- to medium-sized businesses, as well as individuals. Our bank’s lending strategy focuses on commercial lending, and, to a lesser extent, residential mortgage and consumer lending. Our bank also offers a broad array of deposit products, including checking, savings, money market, and certificates of deposit, as well as security repurchase agreements. Our primary markets are the Grand Rapids, Holland, Lansing and Ann Arbor metropolitan areas. Our bank utilizes certificates of deposit from customers located outside of the primary market area to assist in funding the rapid asset growth our bank has experienced since inception.
We formed a business trust, Mercantile Bank Capital Trust I (“the trust”), in 2004 to issue trust preferred securities. We issued subordinated debentures to the trust in return for the proceeds raised from the issuance of the trust preferred securities. In accordance with FASB Interpretation No. 46, the trust is not consolidated, but instead we report the subordinated debentures issued to the trust as a liability.
Our mortgage company’s predecessor, Mercantile Bank Mortgage Company, was formed to increase the profitability and efficiency of the company’s mortgage loan operations. Mercantile Bank Mortgage Company initiated business on October 24, 2000 from our bank’s contribution of most of its residential mortgage loan portfolio and participation interests in certain commercial mortgage loans. On the same date, our bank had also transferred its residential mortgage origination function to Mercantile Bank Mortgage Company. On January 1, 2004, Mercantile Bank Mortgage Company was reorganized as Mercantile Bank Mortgage Company, LLC, a limited liability company. Mortgage loans originated and held by our mortgage company are serviced by our bank pursuant to a servicing agreement.
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
Our real estate company was organized on July 21, 2003, principally to develop, construct and own our new facility in downtown Grand Rapids which serves as our bank’s new main office and Mercantile Bank Corporation’s headquarters. Construction was completed during the second quarter of 2005.
FINANCIAL CONDITION
We continued to experience strong asset growth during 2006. Assets increased from $1,838.2 million on December 31, 2005 to $2,067.3 million on December 31, 2006. This represents an increase in total assets of $229.1 million, or 12.5%. The increase in total assets was primarily comprised of a $182.8 million increase in net loans and leases, a $20.8 million increase in securities and a $14.6 million increase in cash and cash equivalents. The increase in assets was primarily funded by a $227.6 million increase in deposits, a $13.3 million increase in repurchase agreements and a $16.8 million increase in shareholders’ equity.

Earning Assets
Average earning assets equaled 94.9% of average total assets during 2006, compared to 94.8% during 2005. Although we experienced strong asset growth during 2006, the asset composition remained relatively constant. The loan portfolio continued to comprise a majority of earning assets, followed by securities and federal funds sold.
Our loan and lease portfolio, which equaled 89.2% of average earnings assets during 2006, is primarily comprised of commercial loans and leases. Constituting over 92% of loans and leases and growing by $177.3 million during 2006, the commercial loan and lease portfolio represents loans to businesses generally located within our market areas. Approximately 70% of the commercial loan and lease portfolio is primarily secured by real estate properties, with the remaining generally secured by other business assets such as accounts receivable, inventory, and equipment. The continued significant concentration of the loan and lease portfolio in commercial loans and leases and the strong growth of this portion of our lending business are consistent with our strategy of focusing a substantial amount of our efforts on “wholesale” banking. Corporate and business lending continues to be an area of expertise for our senior management team, and our commercial lenders have extensive commercial lending experience, with most having at least ten years’ experience. Of each of the loan categories that we originate, commercial loans and leases are most efficiently originated and managed, thus limiting overhead costs by necessitating the attention of fewer full-time employees. Our commercial lending business generates the greatest amount of local deposits and is virtually our only source of significant demand deposits.
Residential mortgage and consumer loans, while equaling less than 8% of total loans and leases during 2006, also experienced strong growth; however, while we expect the residential mortgage loan and consumer loan portfolios to increase in future periods, the commercial sector of the lending efforts and resultant assets are expected to remain the dominant loan portfolio category given our wholesale banking strategy.
The following tables present the maturity of total loans outstanding as of December 31, 2006, according to scheduled repayments of principal on fixed rate loans and repricing frequency on variable rate loans. Floating rate loans that are currently at interest rate ceilings, totaling $281.0 million as of December 31, 2006, are treated as fixed rate loans and are reflected using maturity date and not repricing frequency.

	0-1	1-5	After 5
	Year	Years	Years	Total
Construction and land development	$246,656,000	$33,858,000	$13,142,000	$293,656,000
Real estate — secured by 1-4 family properties	64,832,000	53,131,000	13,681,000	131,644,000
Real estate — secured by multi-family properties	16,005,000	14,566,000	432,000	31,003,000
Real estate — secured by nonresidential properties	310,559,000	466,547,000	31,153,000	808,259,000
Commercial	380,139,000	86,222,000	4,911,000	471,272,000
Leases	33,000	1,355,000	0	1,388,000
Consumer	3,303,000	4,208,000	745,000	8,256,000

	$1,021,527,000	$659,887,000	$64,064,000	$1,745,478,000

Fixed rate loans	$93,126,000	$658,425,000	$64,064,000	$815,615,000
Floating rate loans	928,401,000	1,462,000	0	929,863,000

	$1,021,527,000	$659,887,000	$64,064,000	$1,745,478,000

Our credit policies establish guidelines to manage credit risk and asset quality. These guidelines include loan review and early identification of problem loans to provide effective loan portfolio administration. The credit policies and procedures are meant to minimize the risk and uncertainties inherent in lending. In following these policies and procedures, we must rely on estimates, appraisals and evaluations of loans and the possibility that changes in these could occur quickly because of changing economic conditions. Identified problem loans, which exhibit characteristics (financial or otherwise) that could cause the loans to become nonperforming or require restructuring in the future, are included on the internal “Watch List.” Senior management reviews this list regularly.

Although the level of net loan and lease charge-offs and nonperforming loans and leases increased during 2006, the quality of our loan portfolio remains good. The levels of net loan and lease charge-offs and nonperforming loans and leases approximated banking industry averages during 2006, compared to levels that were below banking industry averages in prior years. As of December 31, 2006, nonperforming loans and leases totaled $8.6 million, or 0.49% of total loans and leases. At December 31, 2005, nonperforming loans and leases totaled $4.0 million, or 0.26% of total loans and leases. Net loan and lease charge-offs during 2006 totaled $4.9 million, or 0.29% of average total loans and leases. During 2005, net loan and lease charge-offs totaled $1.1 million, or 0.08% of average total loans and leases. Over 98% of the loan and lease portfolio consists of loans and leases extended directly to companies or individuals doing business and residing within our market areas. The remaining portion is comprised of commercial loans participated with certain unaffiliated commercial banks outside of our market areas, which are underwritten using the same loan criteria as though our bank was the originating bank.
The following table summarizes nonperforming loans and leases and troubled debt restructurings.

	December 31,2006	December 31, 2005	December 31, 2004	December 31, 2003	December 31, 2002
Loans and leases on nonaccrual status	$7,752,000	$3,601,000	$2,842,000	$233,000	$796,000

Loans and leases 90 days or more past due and accruing interest	819,000	394,000	0	1,552,000	0

Troubled debt restructurings	0	0	0	0	0

Total	$8,571,000	$3,995,000	$2,842,000	$1,785,000	$796,000

The following table summarizes changes in the allowance for loan and lease losses for the past five years.

	2006	2005	2004	2003	2002
Loan and leases outstanding at year-end	$1,745,478,000	$1,561,812,000	$1,317,124,000	$1,035,963,000	$771,554,000

Daily average balance of loans and leases outstanding	$1,660,284,000	$1,432,609,000	$1,177,568,000	$887,512,000	$669,781,000

Balance of allowance at beginning of year	$20,527,000	$17,819,000	$14,379,000	$10,890,000	$8,494,000

Loans and leases charged-off:
Commercial, financial and agricultural	(5,208,000)	(718,000)	(1,328,000)	(471,000)	(696,000)
Construction and land development	0	(521,000)	0	0	0
Leases	0	0	0	0	0
Residential real estate	(50,000)	(131,000)	(16,000)	(26,000)	0
Instalment loans to individuals	(131,000)	(22,000)	(61,000)	(99,000)	(10,000)

Total loans and leases charged-off	(5,389,000)	(1,392,000)	(1,405,000)	(596,000)	(706,000)

Recoveries of previously charged-off loans and leases:
Commercial, financial and agricultural	487,000	298,000	150,000	257,000	78,000
Construction and land development	0	2,000	0	0	0
Leases	0	0	0	0	0
Residential real estate	2,000	6,000	0	22,000	4,000
Instalment loans to individuals	9,000	4,000	21,000	6,000	18,000

Total recoveries	498,000	310,000	171,000	285,000	100,000

Net charge-offs	(4,891,000)	(1,082,000)	(1,234,000)	(311,000)	(606,000)

Provision for loan and leases losses	5,775,000	3,790,000	4,674,000	3,800,000	3,002,000

Balance of allowance at year-end	$21,411,000	$20,527,000	$17,819,000	$14,379,000	$10,890,000

Ratio of net charge-offs during the period to average loans and leases outstanding during the period	(0.29%)	(0.08%)	(0.10%)	(0.04%)	(0.09%)

Ratio of allowance to loans and leases outstanding at end of the period	1.23%	1.31%	1.35%	1.39%	1.41%

In each accounting period, we adjust the allowance to the amount we believe is necessary to maintain the allowance at adequate levels. Through the loan and lease review and credit departments, we attempt to allocate specific portions of the allowance based on specifically identifiable problem loans and leases. The evaluation of the allowance is further based on, but not limited to, consideration of the internally prepared Reserve Analysis, composition of the loan and lease portfolio, third party analysis of the loan and lease administration processes and portfolio and general economic conditions. In addition, the strong commercial loan and lease growth is taken into account.
The Reserve Analysis, used since our inception and completed monthly, applies reserve allocation factors to outstanding loan and lease balances to calculate an overall allowance dollar amount. For commercial loans and leases, which continue to comprise a vast majority of our total loans and leases, reserve allocation factors are based upon the loan ratings as determined by our standardized grade paradigms. For retail loans, reserve allocation factors are based upon the type of credit. Adjustments for specific lending relationships, including impaired loans and leases, are made on a case-by-case basis. The reserve allocation factors are primarily based on the recent levels and historical trends of net loan charge-offs and non-performing assets, the comparison of the recent levels and historical trends of net loan charge-offs and non-performing assets with a customized peer group consisting of ten similarly-sized publicly traded banking organizations conducting business in the states of Michigan, Illinois, Indiana and/or Ohio, the review and consideration of our loan migration analysis and the experience of senior management making similar loans and leases for an extensive period of time. We regularly review the Reserve Analysis and make adjustments periodically based upon identifiable trends and experience.

The following table illustrates the breakdown of the allowance balance to loan type (dollars in thousands) and of the total loan and lease portfolio (in percentages).

	December 31, 2006		December 31, 2005		December 31, 2004		December 31, 2003		December 31, 2002
	Amount	Loan Portfolio	Amount	Loan Portfolio	Amount	Loan Portfolio	Amount	Loan Portfolio	Amount	Loan Portfolio
Commercial, financial and agricultural	$15,706	75.1%	$16,507	76.9%	$15,457	79.8%	$12,220	79.0%	$9,188	77.9%

Construction and land development	3,975	16.8	2,868	14.5	1,581	10.3	1,571	11.4	1,143	13.5

Leases	15	0.1	30	0.1	39	0.2	26	0.2	11	0.1

Residential real estate	1,591	7.5	1,020	8.2	557	9.3	450	8.9	443	7.9

Instalment loans to individuals	124	0.5	102	0.3	185	0.4	112	0.5	105	0.6

Unallocated	0	NA	0	NA	0	NA	0	NA	0	NA

Total	$21,411	100.0%	$20,527	100.0%	$17,819	100.0%	$14,379	100.0%	$10,890	100.0%

The primary risk elements with respect to commercial loans and leases are the financial condition of the borrower, the sufficiency of collateral, and lack of timely payment. We have a policy of requesting and reviewing periodic financial statements from commercial loan and lease customers, and we periodically review the existence of collateral and its value. The primary risk element with respect to each instalment and residential real estate loan is lack of timely payment. We have a reporting system that monitors past due loans and have adopted policies to pursue creditor’s rights in order to preserve our bank’s position.
Although we believe that the allowance is adequate to sustain losses as they arise, there can be no assurance that our bank will not sustain losses in any given period that could be substantial in relation to, or greater than, the size of the allowance.
The securities portfolio also experienced strong growth during 2006, increasing from $181.6 million on December 31, 2005 to $202.4 million at December 31, 2006. During 2006, the securities portfolio equaled 10.2% of average earning assets. We maintain the portfolio at levels to provide adequate pledging for the repurchase agreement program and secondary liquidity for our daily operations. In addition, the portfolio serves a primary interest rate risk management function. At December 31, 2006, the portfolio was comprised of high credit quality U.S. Government Agency issued bonds (38%), municipal general obligation and revenue bonds (32%), U.S. Government Agency issued and guaranteed mortgage-backed securities (26%), Federal Home Loan Bank stock (4%) and a mutual fund (less than 1%).

The following table reflects the composition of the securities portfolio, excluding Federal Home Loan Bank stock.

	December 31, 2006		December 31, 2005		December 31, 2004
	Carrying Value	Percentage	Carrying Value	Percentage	Carrying Value	Percentage
U.S. Government agency debt obligations	$76,836,000	39.4%	$63,712,000	36.7%	$56,025,000	38.3%

Mortgage-backed securities	53,083,000	27.2	48,237,000	27.7	37,801,000	25.9

Municipal general obligations	56,870,000	29.2	53,685,000	30.9	45,063,000	30.8

Municipal revenue bonds	7,073,000	3.6	7,081,000	4.1	7,278,000	5.0

Mutual fund	1,048,000	0.6	1,012,000	0.6	0	NA

Total	$194,910,000	100.0%	$173,727,000	100.0%	$146,167,000	100.0%

All securities, with the exception of tax-exempt municipal bonds, have been designated as “available for sale” as defined in Financial Accounting Standards Board Standard (SFAS) No. 115, Accounting for Certain Investments in Debt and Equity Securities. Securities designated as available for sale are stated at fair value, with the unrealized gains and losses, net of income tax, reported as a separate component of shareholders’ equity in accumulated other comprehensive income. The fair value of securities designated as available for sale at December 31, 2006 and 2005 was $131.0 million and $113.0 million, respectively. The net unrealized loss recorded at December 31, 2006 was $1.7 million, compared to the net unrealized loss of $2.2 million as of December 31, 2005. All tax-exempt municipal bonds have been designated as “held to maturity” as defined in SFAS No. 115, and are stated at amortized cost. As of December 31, 2006 and 2005, held to maturity securities had an amortized cost of $63.9 million and $60.8 million and a fair value of $65.0 million and $62.9 million, respectively.
The following table shows by class of maturities as of December 31, 2006, the amounts and weighted average yields of investment securities (1):

	Carrying	Average
	Value	Yield
	(Dollars in thousands)
U.S. Treasury securities and obligations of U.S.
Government agencies and corporations
One year or less	$0	NA
Over one through five years	17,647,000	4.72%
Over five through ten years	59,189,000	5.21
Over ten years	0	NA

	76,836,000	5.10
Obligations of states and political subdivisions
One year or less	2,593,000	7.11
Over one through five years	8,798,000	6.87
Over five through ten years	11,533,000	6.38
Over ten years	41,019,000	6.39

	63,943,000	6.48

Mortgage-backed securities	53,083,000	5.03
Mutual fund	1,048,000	4.36

	$194,910,000	5.53%

(1)	Yields on tax-exempt securities are computed on a fully taxable-equivalent basis.

Federal funds sold, consisting of excess funds sold overnight to correspondent banks, are used to manage daily liquidity needs and interest rate sensitivity. During 2006, the average balance of these funds equaled 0.5% of average earning assets, unchanged from the level during 2005. The levels maintained during 2006 and 2005 are well within our internal policy guidelines, and future levels are not expected to change significantly.
Cash and due from bank balances increased from $36.2 million at December 31, 2005, to $51.4 million on December 31, 2006, an increase of $15.2 million. The increase was primarily the result of larger amounts of deposits made by our deposit customers on the last business day of 2006 when compared to the last business day of 2005. Our commercial lending and wholesale funding focus results in relatively large day-to-day fluctuations of our cash and due from bank balances; however, relative to our asset size the average balances are generally stable. Cash and due from bank balances averaged $38.3 million, or 2.0% of average assets during 2006, compared to $36.8 million, or 2.2% of average assets, during 2005.
Net premises and equipment increased from $30.2 million at December 31, 2005, to $33.5 million on December 31, 2006, an increase of $3.3 million. The increase primarily reflects the land acquisition and initial construction costs associated with our new office facility currently under construction in East Lansing, Michigan. Construction on this new facility is expected to be completed during the second quarter of 2007.
Source of Funds
Our major sources of funds are from deposits, repurchase agreements and Federal Home Loan Bank (“FHLB”) advances. Total deposits increased from $1,419.4 million at December 31, 2005, to $1,646.9 million on December 31, 2006, an increase of $227.5 million, or 16.0%. Included within these numbers is the success we achieved in generating deposit growth from customers located within our market areas during 2006. Local deposits increased from $456.5 million at December 31, 2005, to $633.1 million on December 31, 2006, an increase of $176.6 million, or 38.7%. Despite this success in obtaining funds from local customers, the substantial asset growth has necessitated the continued acquisition of funds from depositors outside of our market areas and FHLB advances. Out-of-area deposits increased from $962.8 million at December 31, 2005, to $1,013.8 million on December 31, 2006, an increase of $51.0 million, or 5.3%. Repurchase agreements increased from $72.2 million at December 31, 2005, to $85.5 million on December 31, 2006, an increase of $13.3 million, or 18.4%. FHLB advances decreased from $130.0 million at December 31, 2005, to $95.0 million on December 31, 2006, a decrease of $35.0 million, or 26.9%. At December 31, 2006, local deposits and repurchase agreements equaled 38.4% of total funding liabilities, compared to 31.8% on December 31, 2005.
During 2006, we experienced strong growth in our noninterest-bearing checking deposit accounts. Comprised primarily of business loan customers, noninterest-bearing checking deposit accounts grew $12.4 million, or 10.2%, and equaled 6.4% of average total liabilities during 2006. Interest-bearing checking accounts increased $0.2 million, or 0.4%, and equaled 2.0% of average total liabilities during 2006. Money market deposit accounts decreased $0.9 million, or 9.0%, and equaled 0.6% of average total liabilities during 2006. Business loan customers also comprise the majority of interest-bearing checking and money market deposit accounts, although to a lesser extent than noninterest-bearing checking accounts. Pursuant to Federal law and regulations, incorporated businesses may not own interest-bearing checking accounts and transactions from money market accounts are limited. We anticipate continued overall growth of our check-writing deposit accounts as additional business loans are extended and through the efforts of our branch network and business development activities.
During 2006, savings account balances recorded a decrease of $13.9 million, or 13.1%, and equaled 5.2% of average total liabilities. The decline in savings account balances during 2006 is primarily due to customers opening certificates of deposit with funds from their savings accounts, as rates offered on certificates of deposit have risen at a faster pace than rates offered on savings accounts. Business loan customers also comprise the majority of savings account holders, although to a lesser extent than check-writing accounts. While we anticipate an increase in savings account balances as additional business loans are extended and through the efforts of our branch network and business development activities, the increase may be negatively impacted by potential continued fund transfers to certificate of deposit products.

Certificates of deposit purchased by customers located within our market areas increased significantly during 2006, growing from $179.3 million at December 31, 2005, to $358.2 million on December 31, 2006, an increase of $178.9 million, or 99.8%. These deposits accounted for 15.9% of average total liabilities during 2006. The growth was attributable to individuals, businesses and municipalities, and includes new monies to our bank from existing and new customers as well as transfers from existing savings accounts. The increase in local municipality certificates of deposit has been facilitated by our qualifying for funds from new municipal customers and additional funds from existing customers through a combination of our asset growth and increased profitability as measured by the municipalities’ investment policy guidelines, and is a trend that we expect to continue.
During 2006, certificates of deposit obtained from customers located outside of our market areas increased by $51.0 million, and represented 55.9% of average total liabilities. At December 31, 2006, out-of-area deposits totaled $1,013.8 million. Out-of-area deposits consist primarily of certificates of deposit placed by deposit brokers for a fee, but also include certificates of deposit obtained from the deposit owners directly. The owners of the out-of-area deposits include individuals, businesses and governmental units located throughout the country. Out-of-area deposits are utilized to support our asset growth, and are generally a lower cost source of funds when compared to the interest rates that would have to be offered in the local market to generate a sufficient level of funds. During most of 2006, rates paid on new out-of-area deposits were very similar to rates paid on new certificates of deposit issued to local customers. In addition, the overhead costs associated with the out-of-area deposits are considerably less than the overhead costs that would be incurred to administer a similar level of local deposits. Although local deposits have and are expected to increase as new business, governmental and individual deposit relationships are established and as existing customers increase the balances in their deposit accounts, the relatively high reliance on out-of-area deposits will likely remain.
Repurchase agreements increased $13.3 million and equaled 4.0% of average total liabilities during 2006. As part of our sweep account program, collected funds from certain business noninterest-bearing checking accounts are invested in overnight interest-bearing repurchase agreements. Although not considered a deposit account and therefore not afforded federal deposit insurance, the repurchase agreements are a means of providing a return for business customers that are not permitted to have an interest-bearing checking account.
FHLB advances decreased $35.0 million and equaled 6.8% of average total liabilities during 2006. FHLB advances are collateralized by residential mortgage loans, first mortgage liens on multi-family residential property loans, first mortgage liens on commercial real estate property loans, and substantially all other assets of our bank, under a blanket lien arrangement. Our borrowing line of credit at December 31, 2006 totaled $322.6 million. We first started to use FHLB advances in late 2002, and expect to continue to use this funding source, along with out-of-area certificates of deposit, as part of our wholesale funding program.
Shareholders’ equity increased $16.8 million and equaled 8.3% of average assets during 2006. The increase was primarily attributable to net income from operations. Net income from operations totaled $19.8 million during 2006. Also positively impacting shareholders’ equity was a $0.3 million mark-to-market adjustment for available for sale securities as defined in SFAS No. 115, plus proceeds totaling $0.4 million relating to stock option exercises and our dividend reinvestment and employee stock purchase plans. Negatively impacting shareholders’ equity during 2006 was the payment of cash dividends, which totaled $4.0 million.
RESULTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2006 and 2005
Summary
We recorded strong earnings performance during 2006. Net income was $19.8 million, or $2.48 per basic share and $2.45 per diluted share. This earnings performance compares favorably to net income of $17.9 million, or $2.25 per basic share and $2.20 per diluted share, recorded in 2005. The $1.9 million improvement in net income represents an increase of 10.9%, while diluted earnings per share were up 11.4%. The earnings improvement during 2006 over that of 2005 is primarily attributable to higher net interest income, which more than offset increases in provision expense and overhead costs.

The following table shows some of the key performance and equity ratios for the years ended December 31, 2006 and 2005.

	2006	2005
Return on average total assets	1.01%	1.05%
Return on average equity	12.19	12.05
Dividend payout ratio	20.34	17.79
Average equity to average assets	8.31	8.73
Net Interest Income
Net interest income, the difference between revenue generated from earning assets and the interest cost of funding those assets, is our primary source of earnings. Interest income (adjusted for tax-exempt income) and interest expense totaled $138.5 million and $75.7 million during 2006, respectively, providing for net interest income of $62.8 million. This performance compares favorably to that of 2005 when interest income and interest expense were $103.2 million and $46.8 million, respectively, providing for net interest income of $56.4 million. In comparing 2006 with 2005, interest income increased 34.1%, interest expense was up 61.6% and net interest income increased 11.3%. The level of net interest income is primarily a function of asset size, as the weighted average interest rate received on earning assets is greater than the weighted average interest cost of funding sources; however, factors such as types of assets and liabilities, interest rate environment, interest rate risk, common stock sales, liquidity, and customer behavior also impact net interest income as well as the net interest margin.
The net interest margin declined from 3.50% in 2005 to 3.37% in 2006, a decrease of 3.7%. Our net interest margin during 2004 was 3.30%. Throughout 2005 and during the first half of 2006, our net interest margin was generally on an increasing trend. From June 2004 through June 2006, the Federal Open Market Committee (“FOMC”) increased the federal funds rate by 25 basis points at 17 consecutive meetings, causing the prime rate to increase from 4.00% in June 2004 to 8.25% in June 2006. Our yield on assets increased significantly during this time period, as the interest rates on over 70% of our total loans and leases were tied to the prime rate. Our cost of funds also increased during this time period, as interest rates paid on our deposits and borrowings increased as well. However, our cost of funds increased at a slower rate than the increase in our yield on assets, with a significant portion of our interest-bearing liabilities comprised of fixed rate certificates of deposit and borrowings, resulting in a lagged increased cost of funds. The FOMC has left the federal funds rate unchanged since June 2006, resulting in a relatively steady yield on assets. However, our cost of funds has continued to increase as maturing fixed rate certificates of deposit and borrowings, which were obtained during lower interest rate environments, are replaced or renewed at higher interest rates. Assuming no major changes in the federal funds rate in the near future, we expect our cost of funds, and therefore our net interest margin, to level-out during the second quarter of 2007.
The following table depicts the average balance, interest earned and paid, and weighted average rate of our assets, liabilities and shareholders’ equity during 2006, 2005 and 2004. The table also depicts the dollar amount of change in interest income and interest expense of interest-earning assets and interest-bearing liabilities, segregated between change due to volume and change due to rate. For tax-exempt investment securities, interest income and yield have been computed on a tax equivalent basis using a marginal tax rate of 35%. Securities interest income was increased by $1.2 million, $1.1 million and $1.0 million in 2006, 2005 and 2004, respectively.

(Dollars in thousands)	Years ended December 31,
	2006			2005			2004
	Average		Average			Average	Average	Average	Average
	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate

Taxable securities	$128,382	$6,557	5.11%	$114,097	$5,588	4.90%	$82,107	$3,935	4.79%
Tax — exempt securities	61,949	3,930	6.34	58,005	3,703	6.38	48,322	3,174	6.57

Total securities	190,331	10,487	5.51	172,102	9,291	5.40	130,429	7,109	5.45

Loans and leases	1,660,284	127,470	7.68	1,432,609	93,666	6.54	1,177,568	62,791	5.33
Short — term investments	320	12	3.75	582	14	2.41	593	4	0.67
Federal funds sold	9,745	482	4.95	8,156	266	3.26	5,942	75	1.26

Total earning assets	1,860,680	138,451	7.44	1,613,449	103,237	6.40	1,314,532	69,979	5.32

Allowance for loan and lease losses	(21,464)			(19,048)			(16,203)
Cash and due from banks	38,298			36,827			31,587
Other non — earning assets	82,419			70,769			49,262

Total assets	$1,959,933			$1,701,997			$1,379,178

Interest — bearing demand deposits	$36,530	$1,069	2.93%	$36,319	$707	1.95%	$32,994	$427	1.29%
Savings deposits	93,046	3,328	3.58	113,945	2,934	2.57	136,214	2,497	1.83
Money market accounts	10,326	325	3.15	9,478	211	2.23	8,788	129	1.47
Time deposits	1,289,777	60,033	4.65	1,036,457	35,032	3.38	780,867	18,733	2.40

Total interest — bearing deposits	1,429,679	64,755	4.53	1,196,199	38,884	3.25	958,863	21,786	2.27

Short — term borrowings	75,885	2,867	3.78	66,814	1,795	2.69	55,816	877	1.57
Federal Home Loan Bank advances	121,932	5,393	4.42	131,137	4,200	3.20	112,869	2,471	2.19
Long — term borrowings	35,895	2,658	7.40	35,014	1,959	5.59	18,938	1,461	7.71

Total interest — bearing liabilities	1,663,391	75,673	4.55	1,429,164	46,838	3.28	1,146,486	26,595	2.32

Demand deposits	115,390			111,892			90,534
Other liabilities	18,371			12,352			7,156

Total liabilities	1,797,152			1,553,408			1,244,176
Average equity	162,781			148,589			135,002

Total liabilities and equity	$1,959,933			$1,701,997			$1,379,178

Net interest income		$62,778			$56,399			$43,384

Rate spread			2.89%			3.12%			3.00%

Net interest margin			3.37%			3.50%			3.30%

	Years ended December 31,
	2006 over 2005			2005 over 2004
	Total	Volume	Rate	Total	Volume	Rate
Increase (decrease) in interest income
Taxable securities	$969,000	$722,000	$247,000	$1,653,000	$1,565,000	$88,000
Tax exempt securities	227,000	250,000	(23,000)	529,000	620,000	(91,000)
Loans	33,804,000	16,123,000	17,681,000	30,875,000	15,104,000	15,771,000
Short term investments	(2,000)	(8,000)	6,000	10,000	0	10,000
Federal funds sold	216,000	59,000	157,000	191,000	36,000	155,000

Net change in tax-equivalent income	35,214,000	17,146,000	18,068,000	33,258,000	17,325,000	15,933,000

Increase (decrease) in interest expense
Interest-bearing demand deposits	362,000	4,000	358,000	280,000	47,000	233,000
Savings deposits	394,000	(605,000)	999,000	437,000	(456,000)	893,000
Money market accounts	114,000	20,000	94,000	82,000	11,000	71,000
Time deposits	25,001,000	9,832,000	15,169,000	16,299,000	7,246,000	9,053,000
Short term borrowings	1,072,000	268,000	804,000	918,000	199,000	719,000
Federal Home Loan Bank advances	1,193,000	(312,000)	1,505,000	1,729,000	448,000	1,281,000
Long term borrowings	699,000	50,000	649,000	498,000	983,000	(485,000)

Net change in interest expense	28,835,000	9,257,000	19,578,000	20,243,000	8,478,000	11,765,000

Net change in tax-equivalent net interest income	$6,379,000	$7,889,000	$(1,510,000)	$13,015,000	$8,847,000	$4,168,000

Interest income is primarily generated from the loan and lease portfolio, and to a lesser degree from securities, federal funds sold and short term investments. Interest income increased $35.3 million during 2006 from that earned in 2005, totaling $138.5 million in 2006 compared to $103.2 million in the previous year. The increase is primarily due to the growth in earning assets and a higher interest rate environment during 2006 when compared to 2005. Reflecting the higher interest rate environment, the yield on average earning assets increased from 6.40% recorded in 2005 to 7.44% in 2006.
The growth in interest income is primarily attributable to an increase in earning assets and an increase in earning asset yields. During 2006, average earning assets increased $247.3 million, increasing from $1,613.4 million in 2005 to $1,860.7 million during 2006. Growth in average total loans and leases, totaling $227.7 million, comprised 92.1% of the increase in average earning assets during 2006. Interest income generated from the loan and lease portfolio increased $33.8 million during 2006 over the level earned in 2005, comprised of an increase of $16.1 million from the growth in the loan and lease portfolio and an increase of $17.7 million due to the increase in the yield earned on the loan portfolio to 7.68% from 6.54%. The increase in the loan and lease portfolio yield is primarily due to a higher interest rate environment during 2006 than in 2005.
Growth in the securities portfolio and an improved overall yield also added to the increase in interest income during 2006 over that of 2005. Average securities increased by $18.2 million in 2006, increasing from $172.1 million in 2005 to $190.3 million in 2006. The growth equated to an increase in interest income of $1.0 million, while an improved yield earned on the securities portfolio from 5.40% to 5.51% increased interest income by $0.2 million. Interest income earned on federal funds sold increased by $0.2 million due to a small increase in the average balance and a higher yield during 2006.
Interest expense is primarily generated from interest-bearing deposits, and to a lesser degree from repurchase agreements, FHLB advances and subordinated debentures. Interest expense increased $28.8 million during 2006 from that expensed in 2005, totaling $75.6 million in 2006 compared to $46.8 million in the previous year. The increase in interest expense is primarily attributable to the impact of an increase in interest-bearing liabilities and a higher interest rate environment during 2006 when compared to 2005. Interest-bearing liabilities averaged $1,663.4 million during 2006, or $234.2 million higher than the average interest-bearing liabilities of $1,429.2 million during 2005. This growth resulted in increased interest expense of $9.3 million. An increase in interest expense of $19.6 million was recorded during 2006 primarily due to a higher interest rate environment during 2006 than in 2005. The cost of average interest-bearing liabilities increased from the 3.28% recorded in 2005 to 4.55% in 2006.

Average certificate of deposit growth during 2006 of $253.3 million equated to an increase in interest expense of $9.8 million, with an additional $15.2 million expensed due to the increase in the average rate paid as lower-rate certificates of deposit matured and were either renewed or replaced with higher-costing certificates of deposit throughout 2006. A decline in average savings deposits, totaling $20.9 million, equated to a decrease in interest expense of $0.6 million; however, interest expense of $1.0 million was recorded due to an increase in the average rate paid during 2006. Growth in average interest-bearing checking accounts of $0.2 million equated to a less than $0.1 million increase in interest expense, with an additional $0.4 million of interest expense recorded due to a higher average rate paid during 2006.
Average short term borrowings, comprised of repurchase agreements and federal funds purchased, increased $9.1 million during 2006, resulting in increased interest expense of $0.3 million, with an additional interest expense of $0.8 million recorded due to an increase in the average rate paid during 2006. Average FHLB advances decreased $9.2 million, equating to a decrease in interest expense of $0.3 million, with an increased average rate adding $1.5 million to interest expense. Growth in average long-term borrowings, comprised of subordinated debentures and deferred director and officer compensation programs, equated to an increase in interest expense of less than $0.1 million during 2006, with an increased average rate adding $0.6 million to interest expense.
Provision for Loan and Lease Losses
The provision for loan and lease losses totaled $5.8 million during 2006, compared to the $3.8 million expensed during 2005. The increase primarily reflects an increase in the volume of loan and lease net charge-offs during 2006 when compared to 2005, partially offset by lower loan and lease growth in 2006. Net loan and lease charge-offs during 2006 totaled $4.9 million, or 0.29% of average total loans and leases. Net loan and lease charge-offs during 2005 totaled $1.1 million, or 0.08% of average total loans and leases. Loan and lease growth during 2006 equaled $183.7 million, compared to loan and lease growth of $244.7 million during 2005. The allowance as a percentage of total loans outstanding as of December 31, 2006 was 1.23%, compared to 1.31% at year-end 2005.
In each accounting period, we adjust the allowance by the amount we believe is necessary to maintain the allowance at adequate levels. Through the loan and lease review and credit departments, we attempt to allocate specific portions of the allowance based on specifically identifiable problem loans and leases. The evaluation of the allowance is further based on, but not limited to, consideration of the internally prepared Reserve Analysis, composition of the loan and lease portfolio, third party analysis of the loan and lease administration processes and portfolio and general economic conditions. In addition, the strong commercial loan and leases growth is taken into account.
The Reserve Analysis, used since our inception and completed monthly, applies reserve allocation factors to outstanding loan and lease balances to calculate an overall allowance dollar amount. For commercial loans and leases, which continue to comprise a vast majority of our total loans and leases, reserve allocation factors are based upon the loan ratings as determined by our standardized grade paradigms. For retail loans, reserve allocation factors are based upon the type of credit. Adjustments for specific lending relationships, including impaired loans and leases, are made on a case-by-case basis. The reserve allocation factors are primarily based on the recent levels and historical trends of net loan charge-offs and non-performing assets, the comparison of the recent levels and historical trends of net loan charge-offs and non-performing assets with a customized peer group consisting of ten similarly-sized publicly traded banking organizations conducting business in the states of Michigan, Illinois, Indiana and/or Ohio, the review and consideration of our loan migration analysis and the experience of senior management making similar loans and leases for an extensive period of time. We regularly review the Reserve Analysis and make adjustments periodically based upon identifiable trends and experience.

Noninterest Income
Noninterest income totaled $5.3 million in 2006, a decrease of $0.4 million from the $5.7 million earned in 2005. Other noninterest income during 2005 included a one-time gain of $0.7 million which was recorded from the sale of state tax credits derived from the construction of the new main office in downtown Grand Rapids. Deposit and repurchase agreement service charges were unchanged in 2006 when compared to 2005; although the number of deposit accounts increased during 2006, the earnings credit rate also increased, reducing the level of fees paid by our depositors. Earnings from increased cash surrender value of bank owned life insurance policies increased $0.2 million in 2006, primarily reflecting a higher balance from the purchase of additional policies during the year. We recorded increases in virtually all other fee income-producing activities in 2006 when compared to 2005, with the exception of residential mortgage banking fees, which decreased $0.1 million due to lower volume of activity.
Noninterest Expense
Noninterest expense during 2006 totaled $32.3 million, an increase of $1.2 million over the $31.1 million expensed in 2005. Salary expense and benefit costs increased $0.3 million in 2006 when compared to 2005. Base compensation increased approximately $2.9 million, primarily reflecting the increase in full-time equivalent employees from 273 at year-end 2005 to 291 at year-end 2006 and annual pay increases. However, bonus expense declined $2.6 million during 2006 when compared to 2005. Occupancy, furniture and equipment costs increased $0.9 million in 2006, primarily reflecting a full year’s expense associated with the opening of our new main office in downtown Grand Rapids during the second quarter of 2005, and the opening of our new leased facilities in Lansing and Ann Arbor during the third quarter of 2005. All other non-interest expenses, in aggregate, were relatively unchanged in 2006 when compared to 2005.
While the dollar amount of noninterest costs has increased, the growth of net interest income and fee income has increased more. Noninterest costs during 2006 were $1.2 million higher than the level of overhead costs expensed during 2005; however, net interest income and fee income increased a combined $5.9 million during the same time period. Monitoring and controlling our noninterest costs, while at the same time providing high quality service to our customers, is one of our priorities. The efficiency ratio, a banking industry standardized calculation that attempts to reflect the utilization of overhead costs, improved during 2006 and remained well below banking industry averages. Computed by dividing noninterest expenses by net interest income plus noninterest income, the efficiency ratio was 48.3% during 2006, compared to 51.1% during 2005.
Federal Income Tax Expense
Federal income tax expense was $9.0 million in 2006, an increase of $0.9 million over the $8.1 million expensed during 2005. The increase during 2006 is primarily due to the growth in our pre-federal income tax profitability. The effective tax rate for 2006 was 31.1%, compared to 31.3% in 2005.
RESULTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004
Summary
We recorded strong earnings performance during 2005. Net income was $17.9 million, or $2.25 per basic share and $2.20 per diluted share. This earnings performance compares favorably to net income of $13.7 million, or $1.73 per basic share and $1.69 per diluted share, recorded in 2004. The $4.2 million improvement in net income represents an increase of 30.5%, while diluted earnings per share were up 30.2%. The earnings improvement during 2005 over that of 2004 is primarily attributable to higher net interest income and a lower provision expense, which more than offset an increase in overhead costs.
Net income for 2004 includes an $845,000 ($548,000 after-tax) write-off associated with the unamortized balance of issuance costs related to the redemption of the $16.0 million of 9.60% Cumulative Preferred Securities issued in 1999 by MBWM Capital Trust I. Excluding this one-time expense, net income for 2004 was $14.3 million ($1.80 per basic share and $1.76 per diluted share). We believe excluding the impact of the one-time charge from 2004 operating results and performance measures allows a more meaningful comparison of 2005 results to 2004 results; therefore, the following discussion of our results of operations for the years ended December 31, 2005 and December 31, 2004 includes both GAAP and non-GAAP facts and figures where appropriate.

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
The growth in interest income is primarily attributable to an increase in earning assets and an increase in earning asset yields. During 2005, average earning assets increased $298.9 million, increasing from $1,314.5 million in 2004 to $1,613.4 million during 2005. Growth in average total loans and leases, totaling $255.0 million, comprised 85.3% of the increase in average earning assets during 2005. Interest income generated from the loan and lease portfolio increased $30.9 million during 2005 over the level earned in 2004, comprised of an increase of $15.1 million from the growth in the loan and lease portfolio and an increase of $15.8 million due to the increase in the yield earned on the loan and lease portfolio to 6.54% from 5.33%. The increase in the loan and lease portfolio yield is primarily due to a higher interest rate environment during 2005 than in 2004.
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
Provision for Loan and Lease Losses
The provision for loan and lease losses totaled $3.8 million during 2005, compared to the $4.7 million expensed during 2004. The decline primarily reflects lower loan and lease loan growth and a decline in the volume of loan and lease net charge-offs during 2005 when compared to 2004. The allowance as a percentage of total loans outstanding as of December 31, 2005 was 1.31%, compared to 1.35% at year-end 2004. Loan and lease growth during 2005 equaled $244.7 million, compared to loan and lease growth of $281.2 million during 2004. Net loan and lease charge-offs during 2005 totaled $1.1 million, or 0.08% of average total loans and leases. Net loan and lease charge-offs during 2004 totaled $1.2 million, or 0.10% of average total loans and leases.
In each accounting period, we adjust the allowance by the amount we believe is necessary to maintain the allowance at adequate levels. Through the loan and lease review and credit departments, we attempt to allocate specific portions of the allowance based on specifically identifiable problem loans and leases. The evaluation of the allowance is further based on, but not limited to, consideration of the internally prepared Reserve Analysis, composition of the loan and lease portfolio, third party analysis of the loan and lease administration processes and portfolio and general economic conditions. In addition, the strong commercial loan and lease growth is taken into account.
The Reserve Analysis, used since our inception and completed monthly, applies reserve allocation factors to outstanding loan and lease balances to calculate an overall allowance dollar amount. For commercial loans and leases, which continue to comprise a vast majority of our total loans and leases, reserve allocation factors are based upon the loan ratings as determined by our standardized grade paradigms. For retail loans, reserve allocation factors are based upon the type of credit. Adjustments for specific lending relationships, including impaired loans and leases, are made on a case-by-case basis. The reserve allocation factors are primarily based on the recent levels and historical trends of net loan charge-offs and non-performing assets, the comparison of the recent levels and historical trends of net loan charge-offs and non-performing assets with a customized peer group consisting of ten similarly-sized publicly traded banking organizations conducting business in the states of Michigan, Illinois, Indiana and/or Ohio, the review and consideration of our loan migration analysis and the experience of senior management making similar loans and leases for an extensive period of time. We regularly review the Reserve Analysis and make adjustments periodically based upon identifiable trends and experience.

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
Of the $8.7 million growth in overhead costs, $4.7 million (54.0% of total) was in salaries and benefits, which primarily reflects the increase in full-time equivalent employees from 194 at year-end 2004 to 273 at year-end 2005 and annual pay increases. Occupancy, furniture and equipment costs increased $1.6 million (18.4% of total) in 2005, primarily reflecting the opening of our Holland banking office in October of 2004, the opening of our new main office in downtown Grand Rapids during the second quarter of 2005, the opening of our new leased facilities in Lansing and Ann Arbor during the third quarter of 2005 and our increased staffing level.
While the dollar amount of noninterest costs has increased, the growth of net interest income and fee income has increased more. Noninterest costs during 2005 were $8.7 million higher than the level of overhead costs expensed during 2004; however, net interest income and fee income increased a combined $14.2 million during the same time period. Monitoring and controlling our noninterest costs, while at the same time providing high quality service to our customers, is one of our priorities. The efficiency ratio, a banking industry standardized calculation that attempts to reflect the utilization of overhead costs, declined during 2004 but remained well below banking industry averages. Computed by dividing noninterest expenses by net interest income plus noninterest income, the efficiency ratio was 51.1% during 2005, compared to 49.6% during 2004. If the one-time write-off addressed above is excluded from the calculation, our 2004 efficiency ratio improves to 47.8%. The decline in the efficiency ratio is primarily related to the initial overhead costs associated with our expansion into Lansing and Ann Arbor, especially salary and benefit and occupancy expenses.
Federal Income Tax Expense
Federal income tax expense was $8.1 million in 2005, an increase of $3.0 million over the $5.1 million expensed during 2004. The increase during 2005 is primarily due to the growth in our pre-federal income tax profitability and an increase in the effective tax rate, the latter of which reflects a lower level of tax-exempt income as a percent of total income.
CAPITAL RESOURCES
Shareholders’ equity is a noninterest-bearing source of funds that provides support for our asset growth. Shareholders’ equity was $171.9 million and $155.1 million at December 31, 2006 and 2005, respectively. The $16.8 million increase during 2006 is primarily attributable to net income from operations. Net income from operations totaled $19.8 million during 2006. Also positively impacting shareholders’ equity was a $0.3 million mark-to-market adjustment for available for sale securities as defined in SFAS No. 115, plus proceeds totaling $0.4 million relating to stock option exercises and our dividend reinvestment and employee stock purchase plans.
Negatively impacting shareholders’ equity during 2006 was the payment of cash dividends, which totaled $4.0 million.

We and our bank are subject to regulatory capital requirements administered by state and federal banking agencies. Failure to meet the various capital requirements can initiate regulatory action that could have a direct material effect on the financial statements. Our and our bank’s capital ratios as of December 31, 2006 and 2005 are disclosed under Note 16 on pages F-55 and F-56 of the Notes to Consolidated Financial Statements.
Our ability to pay cash and stock dividends is subject to limitations under various laws and regulations and to prudent and sound banking practices. On April 11, 2006, we declared a 5% common stock dividend, payable on May 16, 2006 to record holders as of April 24, 2006. This represented the sixth consecutive year we have paid a 5% stock dividend. Also during 2006, we paid a cash dividend on our common stock each calendar quarter. These cash dividends totaled $0.51 per share for 2006, and $4.0 million in aggregate amount. On January 9, 2007, we declared a $0.14 per common share cash dividend that will be paid on March 9, 2007 to shareholders of record on February 9, 2007.
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
Our liquidity strategy is to fund loan growth with deposits, repurchase agreements and other borrowed funds and to maintain an adequate level of short- and medium-term investments to meet typical daily loan and deposit activity. Net deposit and repurchase agreement growth from customers located in our market areas increased by $189.8 million, or 35.9%, during 2006. This strong growth was not fully sufficient to meet the earning asset growth of $204.2 million. To assist in providing the additional needed funds, we regularly obtained certificates of deposit from customers outside of our market areas. As of December 31, 2006, out-of-area deposits totaled $1,013.8 million, an increase in dollar volume of $51.0 million from the $962.8 million outstanding at December 31, 2005. However, as a percent of combined total deposits and repurchase agreements, out-of-area deposits declined from 64.6% as of December 31, 2005 to 58.5% at December 31, 2006.
As a member of the Federal Home Loan Bank of Indianapolis, our bank has access to the FHLB advance borrowing programs. As of December 31, 2006, advances totaled $95.0 million, compared to $130.0 million outstanding as of December 31, 2005. Our borrowing line of credit at December 31, 2006 totaled $322.6 million, with availability of $216.5 million.
We have the ability to borrow money on a daily basis through correspondent banks using established federal funds purchased lines. During 2006, our federal funds purchased position averaged $3.7 million, compared to an average federal funds sold position of $9.7 million. At December 31, 2006, our established unsecured federal funds purchased lines totaled $72.0 million.

The following table reflects, as of December 31, 2006, significant fixed and determinable contractual obligations to third parties by payment date.

	One Year or Less	One to Three Years	Three to Five Years	Over Five Years	Total
Deposits without a stated maturity	$274,919,000	$0	$0	$0	$274,919,000

Certificates of deposits	1,027,309,000	313,680,000	30,995,000	0	1,371,984,000

Short term borrowings	95,272,000	0	0	0	95,272,000

Federal Home Loan Bank advances	80,000,000	15,000,000	0	0	95,000,000

Subordinated debentures	0	0	0	32,990,000	32,990,000

Other borrowed money	0	0	0	3,316,000	3,316,000

Operating leases	207,000	324,000	83,000	0	614,000
In addition to normal loan funding and deposit flow, we also need to maintain liquidity to meet the demands of certain unfunded loan commitments and standby letters of credit. At December 31, 2006, we had a total of $451.1 million in unfunded loan commitments and $73.2 million in unfunded standby letters of credit. Of the total unfunded loan commitments, $390.2 million were commitments available as lines of credit to be drawn at any time as customers’ cash needs vary, and $60.9 million were for loan commitments scheduled to close and become funded within the next twelve months. We monitor fluctuations in loan balances and commitment levels, and include such data in our overall liquidity management.
The following table depicts our loan commitments at the end of the past three years.

	December 31, 2006	December 31, 2005	December 31, 2004
Commercial unused lines of credit	$345,195,000	$303,115,000	$226,935,000
Unused lines of credit secured by 1-4 family residential properties	29,314,000	27,830,000	24,988,000
Credit card unused lines of credit	8,510,000	7,971,000	8,307,000
Other consumer unused lines of credit	7,197,000	10,791,000	5,155,000
Commitments to make loans	60,850,000	83,280,000	55,440,000
Standby letters of credit	73,241,000	59,058,000	56,464,000

Total	$524,307,000	$492,045,000	$377,289,000
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
The following table depicts our GAP position as of December 31, 2006 (dollars in thousands).

	Within	Three to	One to	After
	Three	Twelve	Five	Five
	Months	Months	Years	Years	Total
Assets:
Commercial loans (1)	$893,234	$60,125	$601,193	$49,638	$1,604,190
Leases	11	22	1,355	0	1,388
Residential real estate loans	60,235	4,597	53,131	13,681	131,644
Consumer loans	3,169	134	4,208	745	8,256
Securities (2)	8,711	2,478	34,159	157,071	202,419
Short term investments	282	0	0	0	282
Allowance for loan and lease losses	0	0	0	0	(21,411)
Other assets	0	0	0	0	140,500

Total assets	965,642	67,356	694,046	221,135	2,067,268

Liabilities:
Interest-bearing checking	39,943	0	0	0	39,943
Savings	92,370	0	0	0	92,370
Money market accounts	9,409	0	0	0	9,409
Time deposits under $100,000	34,550	53,196	42,424	0	130,170
Time deposits $100,000 and over	351,745	587,818	302,251	0	1,241,814
Short term borrowings	95,272	0	0	0	95,272
Federal Home Loan Bank advances	30,000	50,000	15,000	0	95,000
Long term borrowings	36,306	0	0	0	36,306
Noninterest-bearing checking	0	0	0	0	133,197
Other liabilities	0	0	0	0	21,872

Total liabilities	689,595	691,014	359,675	0	1,895,353
Shareholders’ equity	0	0	0	0	171,915

Total sources of funds	689,595	691,014	359,675	0	2,067,268

Net asset (liability) GAP	$276,047	$(623,658)	$334,371	$221,135

Cumulative GAP	$276,047	$(347,611)	$(13,240)	$207,895

Percent of cumulative GAP to total assets	13.4%	(16.8)%	(0.6)%	10.1%

(1)	Floating rate loans that are currently at interest rate ceilings are treated as fixed rate loans and are reflected using maturity date and not repricing frequency.

(2)	Mortgage-backed securities are categorized by expected maturities based upon prepayment trends as of December 31, 2006.

The following table depicts our GAP position as of December 31, 2005 (dollars in thousands).

	Within	Three to	One to	After
	Three	Twelve	Five	Five
	Months	Months	Years	Years	Total
Assets:
Commercial loans (1)	$947,769	$37,000	$408,931	$32,832	$1,426,532
Leases	6	485	1,295	0	1,786
Residential real estate loans	61,448	3,861	49,302	13,500	128,111
Consumer loans	1,699	134	3,011	539	5,383
Securities (2)	8,899	1,007	32,095	139,613	181,614
Short term investments	545	0	0	0	545
Allowance for loan and lease losses	0	0	0	0	(20,527)
Other assets	0	0	0	0	114,766

Total assets	1,020,366	42,487	494,634	186,484	1,838,210

Liabilities:
Interest-bearing checking	39,792	0	0	0	39,792
Savings	106,247	0	0	0	106,247
Money market accounts	10,344	0	0	0	10,344
Time deposits under $100,000	30,475	37,109	36,370	0	103,954
Time deposits $100,000 and over	255,351	465,018	317,818	0	1,038,187
Short term borrowings	81,801	0	0	0	81,801
Federal Home Loan Bank advances	25,000	75,000	30,000	0	130,000
Long term borrowings	35,337	0	0	0	35,337
Noninterest-bearing checking	0	0	0	0	120,828
Other liabilities	0	0	0	0	16,595

Total liabilities	584,347	577,127	384,188	0	1,683,085
Shareholders’ equity	0	0	0	0	155,125

Total sources of funds	584,347	577,127	384,188	0	1,838,210

Net asset (liability) GAP	$436,019	$(534,640)	$110,446	$186,484

Cumulative GAP	$436,019	$(98,621)	$11,825	$198,309

Percent of cumulative GAP to total assets	23.7%	(5.4)%	0.6%	10.8%

(1)	Floating rate loans that are currently at interest rate ceilings are treated as fixed rate loans and are reflected using maturity date and not repricing frequency.

(2)	Mortgage-backed securities are categorized by expected maturities based upon prepayment trends as of December 31, 2005.
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

We conducted multiple simulations as of December 31, 2006, in which it was assumed that changes in market interest rates occurred ranging from up 200 basis points to down 200 basis points in equal quarterly instalments over the next twelve months. The following table reflects the suggested impact on net interest income over the next twelve months, which is well within our policy parameters established to manage and monitor interest rate risk.

	Dollar Change In	Percent Change In
Interest Rate Scenario	Net Interest Income	Net Interest Income
Interest rates down 200 basis points	$(2,776,000)	(4.4)%
Interest rates down 100 basis points	(2,064,000)	(3.3)
No change in interest rates	(1,438,000)	(2.3)
Interest rates up 100 basis points	569,000	0.9
Interest rates up 200 basis points	2,552,000	4.0
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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Shareholders
Mercantile Bank Corporation
Grand Rapids, Michigan
We have audited the accompanying consolidated balance sheets of Mercantile Bank Corporation as of December 31, 2006 and 2005, and the related consolidated statements of income, changes in shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2006. These financial statements are the responsibility of Mercantile’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Mercantile Bank Corporation as of December 31, 2006 and 2005, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2006 in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Mercantile Bank Corporation’s internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated February 20, 2007 expressed an unqualified opinion thereon.

/s/ Crowe Chizek and Company LLC
Crowe Chizek and Company LLC

Grand Rapids, Michigan
February 20, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Shareholders
Mercantile Bank Corporation
Grand Rapids, Michigan
We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that Mercantile Bank Corporation maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Mercantile Bank Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
In our opinion, management’s assessment that Mercantile Bank Corporation maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also in our opinion, Mercantile Bank Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of Mercantile Bank Corporation and our report dated February 20, 2007 expressed an unqualified opinion on those consolidated financial statements.

/s/ Crowe Chizek and Company LLC
Crowe Chizek and Company LLC

Grand Rapids, Michigan
February 20, 2007

February 20, 2007
REPORT BY MERCANTILE BANK CORPORATION’S MANAGEMENT
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
Management assessed the Company’s systems of internal control over financial reporting presented in conformity with generally accepted principles as of December 31, 2006. This assessment was based on criteria for effective internal control over financial reporting described in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management believes that, as of December 31, 2006, Mercantile Bank Corporation maintained effective control over financial reporting presented in conformity with generally accepted accounting principles based on those criteria.
The Company’s independent auditors have issued an audit report on our assessment of the Company’s internal control over financial reporting.
Mercantile Bank Corporation

/s/ Gerald R. Johnson, Jr.
Gerald R. Johnson, Jr.
Chairman and Chief Executive Officer

/s/ Charles E. Christmas
Charles E. Christmas
Senior Vice President — Chief Financial Officer

MERCANTILE BANK CORPORATION
CONSOLIDATED BALANCE SHEETS
December 31, 2006 and 2005

	2006	2005
ASSETS
Cash and due from banks	$51,098,000	$36,208,000
Short term investments	282,000	545,000

Total cash and cash equivalents	51,380,000	36,753,000

Securities available for sale	130,967,000	112,961,000
Securities held to maturity (fair value of $65,025,000 at December 31, 2006 and $62,850,000 at December 31, 2005)	63,943,000	60,766,000
Federal Home Loan Bank stock	7,509,000	7,887,000

Total loans and leases	1,745,478,000	1,561,812,000
Allowance for loan and lease losses	(21,411,000)	(20,527,000)

Total loans and leases, net	1,724,067,000	1,541,285,000

Premises and equipment, net	33,539,000	30,206,000
Bank owned life insurance policies	30,858,000	28,071,000
Accrued interest receivable	10,287,000	8,274,000
Other assets	14,718,000	12,007,000

Total assets	$2,067,268,000	$1,838,210,000

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits
Noninterest-bearing	$133,197,000	$120,828,000
Interest-bearing	1,513,706,000	1,298,524,000

Total	1,646,903,000	1,419,352,000

Securities sold under agreements to repurchase	85,472,000	72,201,000
Federal funds purchased	9,800,000	9,600,000
Federal Home Loan Bank advances	95,000,000	130,000,000
Subordinated debentures	32,990,000	32,990,000
Other borrowed money	3,316,000	2,347,000
Accrued expenses and other liabilities	21,872,000	16,595,000

Total liabilities	1,895,353,000	1,683,085,000

Shareholders’ equity
Preferred stock, no par value; 1,000,000 shares authorized, none issued	0	0
Common stock, no par value; 20,000,000 shares authorized; 8,022,221 and 7,590,526 shares issued and outstanding at December 31, 2006 and 2005	161,223,000	148,533,000
Retained earnings	11,794,000	8,000,000
Accumulated other comprehensive income (loss)	(1,102,000)	(1,408,000)

Total shareholders’ equity	171,915,000	155,125,000

Total liabilities and shareholders’ equity	$2,067,268,000	$1,838,210,000

See accompanying notes to consolidated financial statements.

MERCANTILE BANK CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
Years ended December 31, 2006, 2005 and 2004

	2006	2005	2004
Interest income
Loans and leases, including fees	$127,470,000	$93,666,000	$62,791,000
Securities, taxable	6,557,000	5,588,000	3,935,000
Securities, tax-exempt	2,739,000	2,596,000	2,217,000
Federal funds sold	482,000	266,000	75,000
Short-term investments	12,000	14,000	4,000

Total interest income	137,260,000	102,130,000	69,022,000

Interest expense
Deposits	64,755,000	38,884,000	21,786,000
Short-term borrowings	2,867,000	1,795,000	877,000
Federal Home Loan Bank advances	5,393,000	4,200,000	2,471,000
Long-term borrowings	2,658,000	1,959,000	1,461,000

Total interest expense	75,673,000	46,838,000	26,595,000

Net interest income	61,587,000	55,292,000	42,427,000

Provision for loan and lease losses	5,775,000	3,790,000	4,674,000

Net interest income after provision for loan and lease losses	55,812,000	51,502,000	37,753,000

Noninterest income
Service charges on accounts	1,386,000	1,391,000	1,255,000
Increase in cash surrender value of bank owned life insurance policies	1,165,000	997,000	735,000
Letter of credit fees	443,000	422,000	450,000
Residential mortgage banking fees	553,000	634,000	440,000
Gain on sale of commercial loans	29,000	84,000	225,000
Gain on sale of securities	0	0	78,000
Other income	1,685,000	2,133,000	1,119,000

Total noninterest income	5,261,000	5,661,000	4,302,000

Noninterest expense
Salaries and benefits	18,983,000	18,635,000	13,956,000
Occupancy	3,136,000	2,641,000	1,588,000
Furniture and equipment	2,050,000	1,667,000	1,093,000
Data processing	1,657,000	1,186,000	880,000
Advertising	600,000	554,000	465,000
Other expense	5,836,000	6,434,000	5,216,000

Total noninterest expenses	32,262,000	31,117,000	23,198,000

Income before federal income tax expense	28,811,000	26,046,000	18,857,000

Federal income tax expense	8,964,000	8,145,000	5,136,000

Net income	$19,847,000	$17,901,000	$13,721,000

Earnings per share:
Basic	$2.48	$2.25	$1.73

Diluted	$2.45	$2.20	$1.69

See accompanying notes to consolidated financial statements.

MERCANTILE BANK CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
Years ended December 31, 2006, 2005 and 2004

			Accumulated Other	Total
	Common	Retained	Comprehensive	Shareholders’
	Stock	Earnings	Income/(Loss)	Equity
Balances, January 1, 2004	$118,560,000	$11,421,000	$220,000	$130,201,000

Payment of 5% stock dividend	12,111,000	(12,115,000)		(4,000)

Employee stock purchase plan, 2,388 shares	79,000			79,000

Dividend reinvestment plan, 3,754 shares	123,000			123,000

Stock option exercises, 57,011 shares	524,000			524,000

Stock tendered for stock option exercises, 12,058 shares	(387,000)			(387,000)

Cash dividends ($0.34 per share)		(2,552,000)		(2,552,000)

Comprehensive income:
Net income		13,721,000		13,721,000
Change in net unrealized gain on securities available for sale, net of reclassifications and tax effect			(88,000)	(88,000)

Total comprehensive income				13,633,000

Balances, December 31, 2004	131,010,000	10,475,000	132,000	141,617,000

Payment of 5% stock dividend	17,187,000	(17,191,000)		(4,000)

Employee stock purchase plan, 2,491 shares	97,000			97,000

Dividend reinvestment plan, 4,099 shares	159,000			159,000

Stock option exercises, 41,885 shares	396,000			396,000

Stock tendered for stock option exercises, 8,043 shares	(316,000)			(316,000)

Cash dividends ($0.41 per share)		(3,185,000)		(3,185,000)

Comprehensive income:
Net income		17,901,000		17,901,000
Change in net unrealized gain (loss) on securities available for sale, net of reclassifications and tax effect			(1,540,000)	(1,540,000)

Total comprehensive income				16,361,000

Balances, December 31, 2005	148,533,000	8,000,000	(1,408,000)	155,125,000
See accompanying notes to consolidated financial statements.

MERCANTILE BANK CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (Continued)
Years ended December 31, 2006, 2005 and 2004

			Accumulated Other	Total
	Common	Retained	Comprehensive	Shareholders’
	Stock	Earnings	Income/(Loss)	Equity
Balances, December 31, 2005	$148,533,000	$8,000,000	$(1,408,000)	$155,125,000

Payment of 5% stock dividend	12,014,000	(12,018,000)		(4,000)

Employee stock purchase plan, 2,774 shares	107,000			107,000

Dividend reinvestment plan, 2,531 shares	98,000			98,000

Stock option exercises, 61,897 shares	814,000			814,000

Stock tendered for stock option exercises, 14,939 shares	(585,000)			(585,000)

Cash dividends ($0.51 per share)		(4,035,000)		(4,035,000)

Equity compensation expense	242,000			242,000

Comprehensive income:
Net income		19,847,000		19,847,000
Change in net unrealized loss on securities available for sale, net of reclassifications and tax effect			306,000	306,000

Total comprehensive income				20,153,000

Balances, December 31, 2006	$161,223,000	$11,794,000	$(1,102,000)	$171,915,000

See accompanying notes to consolidated financial statements.

MERCANTILE BANK CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years ended December 31, 2006, 2005 and 2004

	2006	2005	2004
Cash flows from operating activities
Net income	$19,847,000	$17,901,000	$13,721,000
Adjustments to reconcile net income to net cash from operating activities
Depreciation and amortization	2,887,000	2,555,000	1,699,000
Provision for loan and lease losses	5,775,000	3,790,000	4,674,000
Equity compensation expense	242,000	0	0
Federal Home Loan Bank stock dividends	0	(146,000)	(72,000)
Gain on sale of commercial loans	(29,000)	(84,000)	(225,000)
Gain on sale of securities	0	0	(78,000)
Earnings on bank owned life insurance policies	(1,166,000)	(997,000)	(735,000)
Net change in
Accrued interest receivable	(2,013,000)	(2,630,000)	(1,546,000)
Other assets	(1,068,000)	(981,000)	(1,478,000)
Accrued expenses and other liabilities	5,277,000	7,190,000	2,315,000

Net cash from operating activities	29,752,000	26,598,000	18,275,000

Cash flows from investing activities
Purchases of:
Securities available for sale	(24,886,000)	(38,217,000)	(54,718,000)
Securities held to maturity	(4,567,000)	(10,065,000)	(8,521,000)
Federal Home Loan Bank stock	0	(943,000)	(1,749,000)
Proceeds from:
Sales of securities available for sale	0	0	1,748,000
Maturities, calls and repayments of securities available for sale	7,423,000	16,686,000	30,382,000
Maturities, calls and repayments of securities held to maturity	1,330,000	1,586,000	1,256,000
Redemption of Federal Home Loan Bank stock	378,000	0	0
Loan originations and payments, net	(190,657,000)	(247,242,000)	(282,170,000)
Purchases of premises and equipment, net	(5,911,000)	(7,677,000)	(10,516,000)
Purchases of bank owned life insurance policies	(1,621,000)	(3,324,000)	(6,574,000)

Net cash from investing activities	(218,511,000)	(289,196,000)	(330,862,000)

Cash flows from financing activities
Net increase in deposits	227,551,000	260,171,000	256,289,000
Net increase in securities sold under agreements to repurchase	13,271,000	15,884,000	6,772,000
Proceeds from Federal Home Loan Bank advances	80,000,000	75,000,000	75,000,000
Pay-off of Federal Home Loan Bank advances	(115,000,000)	(65,000,000)	(45,000,000)
Proceeds from issuance of subordinated debentures	0	0	32,990,000
Pay-off of subordinated debentures	0	0	(16,495,000)
Net increase (decrease) in other borrowed money	1,169,000	(4,662,000)	9,495,000
Cash paid in lieu of fractional shares on stock dividend	(4,000)	(4,000)	(4,000)
Employee stock purchase plan	107,000	97,000	79,000
Dividend reinvestment plan	98,000	159,000	123,000
Stock option exercises, net	229,000	80,000	137,000
Cash dividends	(4,035,000)	(3,185,000)	(2,552,000)

Net cash from financing activities	203,386,000	278,540,000	316,834,000

See accompanying notes to consolidated financial statements.

MERCANTILE BANK CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
Years ended December 31, 2006, 2005 and 2004

	2006	2005	2004
Net change in cash and cash equivalents	14,627,000	15,942,000	4,247,000
Cash and cash equivalents at beginning of period	36,753,000	20,811,000	16,564,000

Cash and cash equivalents at end of period	$51,380,000	$36,753,000	$20,811,000

Supplemental disclosures of cash flow information
Cash paid during the year for
Interest	$67,925,000	$40,671,000	$25,107,000
Federal income tax	10,875,000	8,657,000	6,125,000
Transfers from loans and leases to foreclosed assets	2,129,000	1,556,000	0
See accompanying notes to consolidated financial statements.

MERCANTILE BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006 and 2005
NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Principles of Consolidation: The consolidated financial statements include the accounts of Mercantile Bank Corporation (“Mercantile”) and its subsidiary, Mercantile Bank of Michigan (“Bank”), and of Mercantile Bank Mortgage Company, LLC (“Mortgage Company”), Mercantile Bank Real Estate Co., L.L.C. (“Mercantile Real Estate”) and Mercantile Insurance Center, Inc. (“Mercantile Insurance”), subsidiaries of our bank, after elimination of significant intercompany transactions and accounts.
We formed a business trust, Mercantile Bank Capital Trust I (“the trust”), in 2004 to issue trust preferred securities. We issued subordinated debentures to the trust in return for the proceeds raised from the issuance of the trust preferred securities. In accordance with FASB Interpretation No. 46, the trust is not consolidated, but instead we report the subordinated debentures issued to the trust as a liability.
Nature of Operations: Mercantile was incorporated on July 15, 1997 to establish and own the Bank based in Grand Rapids, Michigan. The Bank is a community-based financial institution. The Bank began operations on December 15, 1997. The Bank’s primary deposit products are checking, savings, and term certificate accounts, and its primary lending products are commercial loans, commercial leases, residential mortgage loans, and instalment loans. Substantially all loans and leases are secured by specific items of collateral including business assets, real estate or consumer assets. Commercial loans and leases are expected to be repaid from cash flow from operations of businesses. Real estate loans are secured by commercial or residential real estate. The Bank’s loan accounts are primarily with customers located in the Grand Rapids, Holland, Lansing and Ann Arbor metropolitan areas. The Bank’s retail deposits are also from customers located within those areas. As an alternative source of funds, the Bank has also issued certificates to depositors outside of the Bank’s primary market areas. Substantially all revenues are derived from banking products and services and investment securities.
Mercantile Bank Mortgage Company was formed during 2000. A subsidiary of the Bank, Mercantile Bank Mortgage Company was established to increase the profitability and efficiency of the mortgage loan operations. Mercantile Bank Mortgage Company initiated business on October 24, 2000 via the Bank’s contribution of most of its residential mortgage loan portfolio and participation interests in certain commercial mortgage loans. On the same date, the Bank also transferred its residential mortgage origination function to Mercantile Bank Mortgage Company. On January 1, 2004, Mercantile Bank Mortgage Company was reorganized as Mercantile Bank Mortgage Company, LLC, a limited liability company, which is 99% owned by the Bank and 1% owned by Mercantile Insurance. Mortgage loans originated and held by the Mercantile Bank Mortgage Company are serviced by the Bank pursuant to a servicing agreement.
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
Mercantile Real Estate was organized on July 21, 2003, principally to develop, construct, and own a new facility in downtown Grand Rapids that serves as our bank’s main office and Mercantile’s headquarters. This facility was placed into service during the second quarter of 2005.
Mercantile filed an election to become a financial holding company pursuant to Title I of the Gramm-Leach-Bliley Act and implementing Federal Reserve Board regulations effective March 23, 2000.
(Continued)

MERCANTILE BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006 and 2005
NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
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
Interest income includes amortization of purchase premiums and discounts. Premiums and discounts on securities are amortized on the level-yield method without anticipating prepayments, except for mortgage-backed securities where prepayments are anticipated. Gains and losses on sales are recorded on trade date and determined using the specific identification method.
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
(Continued)

MERCANTILE BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006 and 2005
NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
Allowance for Loan and Lease Losses: The allowance for loan and lease losses is a valuation allowance for probable incurred credit losses. Loan and lease losses are charged against the allowance when management believes the uncollectibility of a loan or lease balance is confirmed. Subsequent recoveries, if any, are credited to the allowance. Management estimates the allowance balance required using past loan and lease loss experience, the nature and volume of the portfolio, information about specific borrower situations and estimated collateral values, and economic conditions and other factors. Allocations of the allowance may be made for specific loans and leases, but the entire allowance is available for any loan or lease that, in management’s judgment, should be charged-off.
A loan or lease is considered impaired when, based on current information and events, it is probable we will be unable to collect the scheduled payments of principal and interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan or lease and the borrower, including the length of delay, the reasons for the delay, the borrower’s prior payment record and the amount of the shortfall in relation to the principal and interest owed. Impairment is measured on a loan-by-loan basis for commercial loans and leases and construction loans by either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price or the fair value of collateral if the loan is collateral dependent. Large groups of smaller balance homogeneous loans are collectively evaluated for impairment. We do not separately identify individual residential and consumer loans for impairment disclosures.
Transfers of Financial Assets: Transfers of financial assets are accounted for as sales when control over the assets has been surrendered. Control over transferred assets is deemed to be surrendered when: (1) the assets have been isolated from the corporation, (2) the transferee obtains the right (free of conditions that constrain it from taking advantage of that right) to pledge or exchange the transferred assets, and (3) the corporation does not maintain effective control over the transferred assets through an agreement to repurchase them before their maturity.
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
(Continued)

MERCANTILE BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006 and 2005
NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
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
Stock Compensation: Statement of Financial Accounting Standards (“SFAS”) no. 123(R), Share-based Payment, using the modified prospective transition method, was adopted effective January 1, 2006. Accordingly, stock-based employee compensation cost was recorded starting in 2006 using the fair value method. For 2006, adopting this standard resulted in a reduction in net income before taxes and net income of $242,000 and a decrease in basic and diluted earnings per share of $0.03.
Prior to January 1, 2006, employee compensation expense under stock options was reported using the intrinsic value method; therefore, no stock-based compensation cost is reflected in net income for the years ending December 31, 2005 and 2004, as all options granted had an exercise price equal to or greater than the market price of the underlying common stock at date of grant.
The following table illustrates the effect on net income and earnings per share if expense was measured using the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, for the years ending December 31.

	2005	2004
Net income as reported	$17,901,000	$13,721,000
Deduct: Stock-based compensation expense determined under fair value based method	861,000	323,000

Pro forma net income	17,040,000	13,398,000

Basic earnings per share as reported	$2.25	$1.73
Pro forma basic earnings per share	2.14	1.69

Diluted earnings per share as reported	$2.20	$1.69
Pro forma diluted earnings per share	2.09	1.65
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
(Continued)

MERCANTILE BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006 and 2005
NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
Earnings Per Share: Basic earnings per share is based on weighted average common shares outstanding during the period. Diluted earnings per share include the dilutive effect of additional potential common shares issuable under stock options. Earnings per share are restated for all stock dividends, including the 5% stock dividends paid on May 16, 2006, August 1, 2005 and May 3, 2004. The fair value of shares issued in stock dividends is transferred from retained earnings to common stock to the extent of available retained earnings.
Comprehensive Income: Comprehensive income consists of net income and other comprehensive income. Other comprehensive income includes unrealized gains and losses on securities available for sale which are also recognized as separate components of equity.
Contingencies: Loss contingencies, including claims and legal actions arising in the ordinary course of business, are recorded as liabilities when the likelihood of loss is probable and an amount or range of loss can be reasonably estimated. We do not believe there now are such matters that would have a material effect on the financial statements.
Reclassifications: Some items in the prior year financial statements were reclassified to conform to the current presentation.
Operating Segments: While we monitor the revenue streams of the various products and services offered, the identifiable segments are not material and operations are managed and financial performance is evaluated on a company-wide basis. Accordingly, all of our financial service operations are aggregated in one reportable operating segment.
Adoption of New Accounting Standards: In September 2006, the Securities and Exchange Commission (“SEC”) released Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (“SAB 108”), which is effective for fiscal years ending on or after November 15, 2006. SAB 108 provides guidance on how the effects of prior-year uncorrected financial statement misstatements should be considered in quantifying a current year misstatement. SAB 108 requires public companies to quantify misstatements using both an income statement (rollover) and balance sheet (iron curtain) approach and evaluate whether either approach results in a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. If prior year errors that had been previously considered immaterial now are considered material based on either approach, no restatement is required so long as management properly applied its previous approach and all relevant facts and circumstances were considered. Adjustments considered immaterial in prior years under the method previously used, but now considered material under the dual approach required by SAB 108, are to be recorded upon initial adoption of SAB 108. The amount so recorded, if any, is shown as a cumulative effect adjustment recorded in opening retained earnings as of January 1, 2006. The adoption of SAB 108 had no effect on the financial statements for the year ending December 31, 2006.
In July 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109 (“FIN 48”), which prescribes a recognition threshold and measurement attribute for a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. We have determined that the adoption of FIN 48 will not have a material effect on the financial statements.
(Continued)

MERCANTILE BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006 and 2005
NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
Effect of Newly Issued But Not Yet Effective Accounting Standards: New accounting standards have been issued that we do not expect will have a material effect on the financial statements when adopted in future years or for which we have not yet completed its evaluation of the potential effect upon adoption. In general, these standards revise accounting for derivatives embedded in other financial instruments for 2007, revise the recognition and accounting for servicing of financial assets for 2007, establish a hierarchy about the assumptions used to measure fair value for 2008, revise the accrual of post-retirement benefits associated with providing life insurance for 2008 and revise the accounting for cash surrender value for 2007.
NOTE 2 — SECURITIES
The fair value of available for sale securities and the related gross unrealized gains and losses recognized in accumulated other comprehensive income (loss) were as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
2006
U.S. Government agency debt obligations	$77,544,000	$197,000	$(905,000)	$76,836,000
Mortgage-backed securities	54,039,000	80,000	(1,036,000)	53,083,000
Mutual fund	1,080,000	0	(32,000)	1,048,000

	$132,663,000	$277,000	$(1,973,000)	$130,967,000

2005
U.S. Government agency debt obligations	$64,665,000	$15,000	$(968,000)	$63,712,000
Mortgage-backed securities	49,426,000	39,000	(1,228,000)	48,237,000
Mutual fund	1,035,000	0	(23,000)	1,012,000

	$115,126,000	$54,000	$(2,219,000)	$112,961,000

The carrying amount, unrecognized gains and losses, and fair value of securities held to maturity were as follows:

		Gross	Gross
	Carrying	Unrecognized	Unrecognized	Fair
	Amount	Gains	Losses	Value
2006
Municipal general obligation bonds	$56,870,000	$1,098,000	$(197,000)	$57,771,000
Municipal revenue bonds	7,073,000	198,000	(17,000)	7,254,000

	$63,943,000	$1,296,000	$(214,000)	$65,025,000

2005
Municipal general obligation bonds	$53,685,000	$1,859,000	$(101,000)	$55,443,000
Municipal revenue bonds	7,081,000	339,000	(13,000)	7,407,000

	$60,766,000	$2,198,000	$(114,000)	$62,850,000

(Continued)

MERCANTILE BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006 and 2005
NOTE 2 — SECURITIES (Continued)
Securities with unrealized losses at year-end 2006 and 2005, aggregated by investment category and length of time that individual securities have been in a continuous loss position are as follows:

	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Loss	Value	Loss	Value	Loss
2006
U.S. Government agency debt obligations	$1,971,000	$(9,000)	$53,939,000	$(896,000)	$55,910,000	$(905,000)
Mortgage-backed securities	1,831,000	(12,000)	40,784,000	(1,024,000)	42,615,000	(1,036,000)
Mutual fund	0	0	1,048,000	(32,000)	1,048,000	(32,000)
Municipal general obligation bonds	9,097,000	(90,000)	7,771,000	(107,000)	16,868,000	(197,000)
Municipal revenue bonds	620,000	(3,000)	718,000	(14,000)	1,338,000	(17,000)

	$13,519,000	$(114,000)	$104,260,000	$(2,073,000)	$117,779,000	$(2,187,000)

2005
U.S. Government agency debt obligations	$51,082,000	$(705,000)	$5,735,000	$(263,000)	$56,817,000	$(968,000)
Mortgage-backed securities	32,794,000	(749,000)	13,284,000	(479,000)	46,078,000	(1,228,000)
Mutual fund	1,012,000	(23,000)	0	0	1,012,000	(23,000)
Municipal general obligation bonds	7,156,000	(65,000)	1,565,000	(36,000)	8,721,000	(101,000)
Municipal revenue bonds	0	0	723,000	(13,000)	723,000	(13,000)

	$92,044,000	$(1,542,000)	$21,307,000	$(791,000)	$113,351,000	$(2,333,000)

We evaluate securities for other-than-temporary impairment at least on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. Consideration is given to the length of time and the extent to which the fair value has been less than cost, the financial condition and near-term prospects of the issuer, and the intent and ability we have to retain our investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value. In analyzing an issuer’s financial condition, we may consider whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred and the results of reviews of the issuer’s financial condition.
At December 31, 2006, $117.7 million in debt securities and a mutual fund have unrealized losses with aggregate depreciation of 1.1% from the amortized cost basis of total securities. After we considered whether the securities were issued by the federal government or its agencies and whether downgrades by bond rating agencies had occurred, we determined that unrealized losses were due to an increasing interest rate environment. As we have the ability to hold debt securities until maturity, or for the foreseeable future if classified as available for sale, no declines are deemed to be other than temporary.
(Continued)

MERCANTILE BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006 and 2005
NOTE 2 — SECURITIES (Continued)
The amortized cost and fair values of debt securities at year-end 2006, by contractual maturity, are shown below. The contractual maturity is utilized below for U.S. Government agency debt obligations and municipal bonds. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity date, primarily mortgage backed securities, are shown separately.
The maturities of securities and their weighted average yields at December 31, 2006 are shown in the following table. The yields for municipal securities are shown at their tax equivalent yield.

	Held-to-Maturity			Available-for-Sale
	Weighted			Weighted
	Average	Carrying	Fair	Average	Amortized	Fair
	Yield	Amount	Value	Yield	Cost	Value
Due in one year or less	7.11%	$2,593,000	$2,606,000	NA	$0	$0
Due from one to five years	6.87	8,798,000	9,060,000	4.72%	17,864,000	17,647,000
Due from five to ten years	6.38	11,533,000	11,789,000	5.21	59,680,000	59,189,000
Due after ten years	6.39	41,019,000	41,570,000	NA	0	0
Mortgage-backed	NA	0	0	5.03	54,039,000	53,083,000
Mutual fund	NA	0	0	4.36	1,080,000	1,048,000

	6.48%	$63,943,000	$65,025,000	5.06%	$132,663,000	$130,967,000

During 2006 and 2005, there were no securities sold. During 2004, securities with an aggregate amortized cost basis of $1.7 million were sold, resulting in a gross realized gain of $78,000.
At year-end 2006 and 2005, the amortized cost of securities issued by the state of Michigan and all its political subdivisions totaled $63.9 million and $60.8 million, with an estimated market value of $65.0 million and $62.9 million, respectively. Total securities of any other specific issuer, other than the U.S. Government and its agencies, did not exceed 10% of shareholders’ equity.
The carrying value of securities that are pledged to repurchase agreements and other deposits was $92.2 million and $81.7 million at December 31, 2006 and 2005, respectively.
(Continued)

MERCANTILE BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006 and 2005
NOTE 3 — LOANS AND LEASES AND ALLOWANCE FOR LOAN AND LEASE LOSSES
Year-end loans and leases are as follows:

					Percent
	December 31, 2006		December 31, 2005		Increase/
	Balance	%	Balance	%	(Decrease)
Real Estate:
Construction and land development	$293,656,000	16.8%	$226,544,000	14.5%	29.6%
Secured by 1 — 4 family properties	131,644,000	7.5	128,111,000	8.2	2.8
Secured by multi— family properties	31,003,000	1.8	30,114,000	2.0	3.0
Secured by nonresidential properties	808,259,000	46.3	714,963,000	45.8	13.0
Commercial	471,272,000	27.0	454,911,000	29.1	3.6
Leases	1,388,000	0.1	1,786,000	0.1	(22.3)
Consumer	8,256,000	0.5	5,383,000	0.3	53.4

	$1,745,478,000	100.0%	$1,561,812,000	100.0%	11.8%

Activity in the allowance for loan and lease losses is as follows:

	2006	2005	2004
Beginning balance	$20,527,000	$17,819,000	$14,379,000
Provision for loan and lease losses	5,775,000	3,790,000	4,674,000
Charge-offs	(5,389,000)	(1,392,000)	(1,405,000)
Recoveries	498,000	310,000	171,000

Ending balance	$21,411,000	$20,527,000	$17,819,000

Impaired loans and leases were as follows:

	2006	2005
Year-end loans with no allocated allowance for loan and lease losses	$558,000	$1,390,000
Year-end loans with allocated allowance for loan and lease losses	3,999,000	965,000

	$4,557,000	$2,355,000

Amount of the allowance for loan and lease losses allocated	$1,149,000	$399,000
Average of impaired loans during the year	6,142,000	2,460,000
The Bank recognized no interest income on impaired loans during 2006, 2005 or 2004. Nonperforming loans includes both smaller balance homogenous loans that are collectively evaluated for impairment and individually classified impaired loans.
(Continued)

MERCANTILE BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006 and 2005
NOTE 3 — LOANS AND LEASES AND ALLOWANCE FOR LOAN AND LEASE LOSSES (Continued)
Nonperforming loans and leases were as follows:

	2006	2005
Loans and leases past due over 90 days still accruing interest	$819,000	$394,000
Nonaccrual loans and leases	7,752,000	3,601,000

	$8,571,000	$3,995,000

Concentrations within the loan portfolio were as follows at year-end:

	2006		2005
		Percentage of		Percentage of
	Balance	Loan Portfolio	Balance	Loan Portfolio
Commercial real estate loans to lessors of non-residential buildings	$471,222,000	27.0%	$417,470,000	26.7%
NOTE 4 — PREMISES AND EQUIPMENT, NET
Year-end premises and equipment are as follows:

	2006	2005
Land and improvements	$8,021,000	$7,135,000
Buildings and leasehold improvements	23,036,000	18,450,000
Furniture and equipment	10,773,000	10,351,000

	41,830,000	35,936,000
Less: accumulated depreciation	8,291,000	5,730,000

	$33,539,000	$30,206,000

Depreciation expense in 2006, 2005 and 2004 totaled $2,578,000, $2,043,000 and $1,248,000, respectively.
We entered into lease arrangements for our banking facilities in East Lansing and Ann Arbor, Michigan during 2005. Rent expense for these two facilities totaled $276,000 and $144,000 during 2006 and 2005, respectively. Minimum rent commitments under the operating leases were as follows, before considering renewal options that generally are present:

2007	$207,000
2008	160,000
2009	164,000
2010	83,000

Total	$614,000

(Continued)

MERCANTILE BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006 and 2005
NOTE 5 — DEPOSITS
Deposits at year-end are summarized as follows:

					Percent
	December 31, 2006		December 31, 2005		Increase/
	Balance	%	Balance	%	(Decrease)
Noninterest-bearing demand	$133,197,000	8.1%	$120,828,000	8.5%	10.2%
Interest-bearing checking	39,943,000	2.4	39,792,000	2.8	0.4
Money market	9,409,000	0.6	10,344,000	0.7	(9.0)
Savings	92,370,000	5.6	106,247,000	7.5	(13.1)
Time, under $100,000	47,840,000	2.9	23,906,000	1.7	100.1
Time, $100,000 and over	310,326,000	18.8	155,401,000	11.0	99.7

	633,085,000	38.4	456,518,000	32.2	38.7

Out-of-area time, under $100,000	82,330,000	5.0	80,048,000	5.6	2.9
Out-of-area time, $100,000 and over	931,488,000	56.6	882,786,000	62.2	5.5

	1,013,818,000	61.6	962,834,000	67.8	5.3

	$1,646,903,000	100.0%	$1,419,352,000	100.0%	16.0%

Out-of-area certificates of deposit consist of certificates obtained from depositors outside of the primary market area. As of December 31, 2006, out-of-area certificates of deposit totaling $987.0 million were obtained through deposit brokers, with the remaining $26.8 million obtained directly from the depositors.
The following table depicts the maturity distribution for certificates of deposit at year-end.

	2006	2005
In one year or less	$1,027,309,000	$787,954,000
In one to two years	258,692,000	243,652,000
In two to three years	54,988,000	68,467,000
In three to four years	11,111,000	33,649,000
In four to five years	19,884,000	8,419,000

	$1,371,984,000	$1,142,141,000

The following table depicts the maturity distribution for certificates of deposit with balances of $100,000 or more at year-end.

	2006	2005
Up to three months	$351,745,000	$255,351,000
Three months to six months	246,357,000	186,830,000
Six months to twelve months	341,461,000	278,189,000
Over twelve months	302,251,000	317,817,000

	$1,241,814,000	$1,038,187,000

(Continued)

MERCANTILE BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006 and 2005
NOTE 6 — SHORT-TERM BORROWINGS
Information regarding securities sold under agreements to repurchase at year-end is summarized below:

	2006	2005
Outstanding balance at year-end	$85,472,000	$72,201,000
Weighted average interest rate at year-end	3.88%	3.31%
Average daily balance during the year	72,228,000	60,743,000
Weighted average interest rate during the year	3.71%	2.63%
Maximum month end balance during the year	85,472,000	74,639,000
Securities sold under agreements to repurchase (repurchase agreements) generally have original maturities of less than one year. Repurchase agreements are treated as financings and the obligations to repurchase securities sold are reflected as liabilities. Securities involved with the repurchase agreements are recorded as assets of the Bank and are primarily held in safekeeping by correspondent banks. Repurchase agreements are offered principally to certain large deposit customers as uninsured deposit equivalent investments. Repurchase agreements were secured by securities with a market value of $91.2 million and $80.7 million at year-end 2006 and 2005, respectively.
NOTE 7 — FEDERAL HOME LOAN BANK ADVANCES
At year-end, advances from the Federal Home Loan Bank were as follows.

	2006	2005
Maturities January 2007 through May 2008, fixed rates from 3.70% to 5.69%, averaging 4.90%	$95,000,000	$0

Maturities January 2006 through May 2008, fixed rates from 2.13% to 4.92%, averaging 3.68%	0	120,000,000

Maturities in May 2006, floating rates tied to Libor indices, averaging 4.42%	0	10,000,000

	$95,000,000	$130,000,000

Each advance is payable at its maturity date, and is subject to a prepayment fee if paid prior to the maturity date. The advances are collateralized by residential mortgage loans, first mortgage liens on multi-family residential property loans, first mortgage liens on commercial real estate property loans, and substantially all other assets of the Bank, under a blanket lien arrangement. Our borrowing line of credit as of December 31, 2006 totaled $322.6 million.
Maturities over the next five years are:

2007	$80,000,000
2008	15,000,000
2009	0
2010	0
2011	0
(Continued)

MERCANTILE BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006 and 2005
NOTE 8 — FEDERAL INCOME TAXES
The consolidated provision for income taxes is as follows:

	2006	2005	2004
Current	$9,438,000	$9,124,000	$5,981,000
Deferred benefit	(474,000)	(979,000)	(845,000)

Tax expense	$8,964,000	$8,145,000	$5,136,000

Income tax expense was less than the amount computed by applying the statutory federal income tax rate to income before income taxes. The reasons for the difference are as follows:

	2006	2005	2004
Statutory rates	$10,084,000	$9,116,000	$6,600,000
Increase (decrease) from
Tax-exempt interest	(795,000)	(792,000)	(708,000)
Life insurance	(408,000)	(349,000)	(257,000)
Rehabilitation tax credits	0	0	(429,000)
Other	83,000	170,000	(70,000)

Tax expense	$8,964,000	$8,145,000	$5,136,000

The net deferred tax asset recorded includes the following amounts of deferred tax assets and liabilities:

	2006	2005
Deferred tax assets
Allowance for loan and lease losses	$7,494,000	$7,184,000
Unrealized loss on securities available for sale	594,000	758,000
Deferred loan fees	231,000	307,000
Deferred compensation	1,181,000	821,000
Other	234,000	239,000

	9,734,000	9,309,000

Deferred tax liabilities
Depreciation	1,052,000	947,000
Other	525,000	515,000

	1,577,000	1,462,000

Net deferred tax asset	$8,157,000	$7,847,000

A valuation allowance related to deferred tax assets is required when it is considered more likely than not that all or part of the benefits related to such assets will not be realized. Management has determined that no valuation allowance was required at year-end 2006 or 2005.
(Continued)

MERCANTILE BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006 and 2005
NOTE 9 — STOCK-BASED COMPENSATION
Stock-based compensation plans are used to provide directors and employees with an increased incentive to contribute to the long-term performance and growth of Mercantile, to join the interests of directors and employees with the interests of Mercantile’s shareholders through the opportunity for increased stock ownership and to attract and retain directors and employees. From 1997 through 2005, stock option grants were provided to directors and certain employees through several stock option plans, including the 1997 Employee Stock Option Plan, 2000 Employee Stock Option Plan, 2004 Employee Stock Option Plan and Independent Director Stock Option Plan. During 2006, stock option and restricted stock grants were provided to certain employees through the Stock Incentive Plan of 2006.
Under our 1997 Employee Stock Option Plan, 2000 Employee Stock Option Plan and 2004 Employee Stock Option Plan, stock options granted to employees were granted at the market price on the date of grant, generally fully vest after one year and expire ten years from the date of grant. Stock options granted to non-executive officers during 2005 vested about three weeks after being granted. Under our Independent Director Stock Option Plan, stock options granted to non-employee directors are at 125% of the market price on the date of grant, fully vest after five years and expire ten years from the date of grant. The Stock Incentive Plan of 2006, approved by our shareholders at the annual meeting on April 27, 2006, replaced all of our outstanding stock option plans for stock options not previously granted. Under the Stock Incentive Plan of 2006, incentive awards may include, but are not limited to, stock options, restricted stock, stock appreciation rights and stock awards. Incentive awards that are stock options or stock appreciation rights are granted with an exercise price not less than the closing price of Mercantile stock on the day before the date of grant, with price, vesting and expiration date parameters determined by Mercantile’s Compensation Committee on a grant-by-grant basis. Generally, the stock options granted to employees during 2006 fully vest after two years and expire after seven years. The restricted stock awards granted to certain employees during 2006, totaling 20,190 shares and having a fair value per share of $39.84, fully vest after four years. No payments were required from employees for the restricted stock awards. At year-end 2006, there were 550,884 shares authorized for future incentive awards.
As of December 31, 2006, there was $300,000 of total unrecognized compensation cost related to unvested stock options granted under our various stock-based compensation plans. The compensation cost is expected to be recognized over a weighted-average period of 1.5 years. As of December 31, 2006, there was $690,000 of total unrecognized compensation cost related to unvested restricted stock granted under our Stock Incentive Plan of 2006. The compensation cost is expected to be recognized over a period of 3.9 years.
A summary of stock option activity is as follows.

	2006		2005		2004
		Weighted		Weighted		Weighted
		Average		Average		Average
	Shares	Price	Shares	Price	Shares	Price
Outstanding at beginning of year	314,830	$21.81	310,495	$17.77	321,203	$13.56
Granted	24,640	39.84	47,540	37.68	46,303	36.43
Exercised	(61,897)	13.14	(41,885)	9.45	(57,011)	9.19
Forfeited or expired	(2,204)	33.55	(1,320)	35.36	0	0.00

Outstanding at end of year	275,369	$25.28	314,830	$21.81	310,495	$17.77

Options exercisable at year-end	223,505	$22.63	269,700	$20.17	241,658	$13.62

(Continued)

MERCANTILE BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006 and 2005
NOTE 9 — STOCK-BASED COMPENSATION (Continued)
The fair value of each stock option award is estimated on the date of grant using a closed option valuation (Black-Scholes) model that uses the assumptions noted in the table below. Expected volatilities are based on historical volatilities on our common stock. Historical data is used to estimate stock option expense and post-vesting termination behavior. The expected term of stock options granted is based on historical data and represents the period of time that stock options granted are expected to be outstanding, which takes into account that the stock options are not transferable. The risk-free interest rate for the expected term of the stock option is based on the U.S. Treasury yield curve in effect at the time of the stock option grant.
The fair value of stock options granted was determined using the following weighted-average assumptions as of grant date.

	2006	2005	2004
Risk-free interest rate	4.60%	4.12%	3.45%
Expected option life	5 Years	7 Years	7 Years
Expected stock price volatility	26%	26%	22%
Dividend yield	1%	1%	1%
Options outstanding at year-end 2006 were as follows:

	Outstanding			Exercisable
		Weighted Average	Weighted		Weighted
Range of		Remaining	Average		Average
Exercise		Contractual	Exercise		Exercise
Prices	Number	Life	Price	Number	Price
$4.00 - $8.00	8,952	0.6 Years	$7.46	8,952	$7.46
$8.01 - $12.00	42,208	3.0 Years	9.20	42,208	9.20
$12.01 - $16.00	29,306	4.8 Years	13.07	29,306	13.07
$16.01 - $20.00	37,907	5.6 Years	16.84	37,907	16.84
$20.01 - $24.00	7,272	5.8 Years	21.19	0	NA
$24.01 - $28.00	30,592	6.8 Years	27.94	30,592	27.94
$32.01 - $36.00	41,783	7.7 Years	35.29	34,847	35.36
$36.01 - $40.00	70,186	8.2 Years	38.44	39,693	37.68
$40.01 - $44.00	7,163	7.8 Years	42.29	0	NA

Outstanding at year end	275,369	6.1 Years	$25.28	223,505	$22.63

The weighted-average remaining contractual life of the 223,505 stock options exercisable as of December 31, 2006 was 5.8 years.
Options outstanding at year-end 2006, 2005 and 2004 were as follows:

	2006	2005	2004
Minimum exercise price	$7.46	$7.46	$7.46
Maximum exercise price	42.29	42.29	42.29
Average remaining option term	6.1 Years	6.5 Years	6.5 Years
(Continued)

MERCANTILE BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006 and 2005
NOTE 9 — STOCK-BASED COMPENSATION (Continued)
Information related to stock option grants and exercises during 2006, 2005 and 2004 follows:

	2006	2005	2004
Intrinsic value of stock options exercised	$1,616,000	$1,243,000	$1,310,000
Cash received from stock option exercises	229,000	80,000	137,000
Tax benefit realized from stock option exercises	0	0	0
Weighted average fair value of stock options granted	11.44	13.51	9.82
The aggregate intrinsic value of all stock options outstanding at December 31, 2006 was $3,507,000.
The aggregate intrinsic value of all stock options exercisable at December 31, 2006 was $3,367,000.
Shares issued as a result of the exercise of stock option grants are new shares as provided for under our stock-based compensation plans.
NOTE 10 — RELATED PARTIES
Certain directors and executive officers of the Bank, including their immediate families and companies in which they are principal owners, were loan customers of the Bank. At year-end 2006 and 2005, the Bank had $18.3 million and $14.0 million in loan commitments to directors and executive officers, of which $8.8 million and $8.9 million were outstanding at year-end 2006 and 2005, respectively, as reflected in the following table.

	2006	2005
Beginning balance	$8,865,000	$10,210,000
New loans	2,356,000	761,000
Repayments	(2,424,000)	(2,106,000)

Ending balance	$8,797,000	$8,865,000

Related party deposits and repurchase agreements totaled $15.7 million and $13.3 million at year-end 2006 and 2005, respectively.
NOTE 11 — COMMITMENTS AND OFF-BALANCE-SHEET RISK
We are a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of our customers. These financial instruments include commitments to extend credit and standby letters of credit. Loan commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.
(Continued)

MERCANTILE BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006 and 2005
NOTE 11 — COMMITMENTS AND OFF-BALANCE-SHEET RISK (Continued)
These instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized, if any, in the balance sheet. Our maximum exposure to loan loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual notional amount of those instruments. We use the same credit policies in making commitments and conditional obligations as we do for on-balance sheet instruments. Collateral, such as accounts receivable, securities, inventory, property and equipment, is generally obtained based on management’s credit assessment of the borrower. If required, estimated loss exposure resulting from these instruments is expensed and recorded as a liability. The balance of the liability account related to loan commitments was $0.5 million at year-end 2006 and 2005.
At year-end 2006 and 2005, the rates on existing off-balance sheet instruments were substantially equivalent to current market rates, considering the underlying credit standing of the counterparties.
Our maximum exposure to credit losses for loan commitments and standby letters of credit outstanding at year-end was as follows:

	2006	2005
Commercial unused lines of credit	$345,195,000	$303,115,000
Unused lines of credit secured by 1 — 4 family residential properties	29,314,000	27,830,000
Credit card unused lines of credit	8,510,000	7,971,000
Other consumer unused lines of credit	7,197,000	10,791,000
Commitments to make loans	60,850,000	83,280,000
Standby letters of credit	73,241,000	59,058,000

	$524,307,000	$492,045,000

Commitments to make loans generally reflect our binding obligations to existing and prospective customers to extend credit, including line of credit facilities secured by accounts receivable and inventory, and term debt secured by either real estate or equipment. In most instances, line of credit facilities are for a one year term and are at a floating rate tied to the prime rate. For term debt secured by real estate, customers are generally offered a floating rate tied to the prime rate and a fixed rate currently ranging from 7.25% to 8.25%. These credit facilities generally balloon within five years, with payments based on amortizations ranging from 10 to 25 years. For term debt secured by non-real estate collateral, customers are generally offered a floating rate tied to the prime rate and a fixed rate currently ranging from 7.25% to 8.25%. These credit facilities generally mature and fully amortize within five years.
The following instruments are considered financial guarantees under FASB Interpretation 45. These instruments are carried at fair value.

	2006		2005
	Contract	Carrying	Contract	Carrying
	Amount	Value	Amount	Value
Standby letters of credit	$73,241,000	$279,000	$59,058,000	$205,000
We were required to have $8.9 million and $8.6 million of cash on hand or on deposit with the Federal Reserve Bank of Chicago to meet regulatory reserve and clearing requirements at year-end 2006 and 2005, respectively. These balances do not earn interest.
(Continued)

MERCANTILE BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006 and 2005
NOTE 12 — BENEFIT PLANS
We have a 401(k) benefit plan that covers substantially all of our employees. Our 2006, 2005 and 2004 matching 401(k) contribution charged to expense was $674,000, $554,000 and $413,000, respectively. The percent of our matching contributions to the 401(k) is determined annually by the Board of Directors. The 401(k) benefit plan allows employee contributions up to 15% of their compensation, which are matched at 100% of the first 5% of the compensation contributed. Matching contributions are immediately vested.
We have a deferred compensation plan in which all persons serving on the Board of Directors may defer all or portions of their annual retainer and meeting fees, with distributions to be paid only upon termination of service as a director. The deferred amounts are categorized on our financial statements as other borrowed money. The deferred balances are paid interest at a rate equal to the prime rate, adjusted at the beginning of each calendar quarter. Interest expense for the plan during 2006, 2005 and 2004 was $81,000, $43,000 and $21,000, respectively.
We have a non-qualified deferred compensation program in which selected officers may defer all or portions of salary and bonus payments. The deferred amounts are categorized on our financial statements as other borrowed money. The deferred balances are paid interest at a rate equal to the prime rate, adjusted at the beginning of each calendar quarter. Interest expense for the plan during 2006, 2005 and 2004 was $148,000, $79,000 and $38,000, respectively.
The Mercantile Bank Corporation Employee Stock Purchase Plan of 2002 (“Stock Purchase Plan”) is a non-compensatory plan intended to encourage full- and part-time employees of Mercantile and its subsidiaries to promote our best interests and to align employees’ interests with the interests of our shareholders by permitting employees to purchase shares of our common stock through regular payroll deductions. Shares are purchased on the last business day of each calendar quarter at a price equal to the average, rounded to the nearest whole cent, of the highest and lowest sales prices of our common stock reported on The Nasdaq Stock Market. Originally, 25,000 shares of common stock may be issued under the Stock Purchase Plan; however, the number of shares has been and may continue to be adjusted in the future to reflect stock dividends and other changes in our capitalization. The numbers of shares issued under the Stock Purchase Plan totaled 2,774 and 2,491 in 2006 and 2005, respectively. As of December 31, 2006, there were 20,820 shares available under the Stock Purchase Plan.
(Continued)

MERCANTILE BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006 and 2005
NOTE 13 — FAIR VALUES OF FINANCIAL INSTRUMENTS
Carrying amount and estimated fair values of financial instruments were as follows at year-end.

	2006		2005
	Carrying	Fair	Carrying	Fair
	Values	Values	Values	Values
Financial assets
Cash and cash equivalents	$51,380,000	$51,380,000	$36,753,000	$36,753,000
Securities available for sale	130,967,000	130,967,000	112,961,000	112,961,000
Securities held to maturity	63,943,000	65,025,000	60,766,000	62,850,000
Federal Home Loan Bank stock	7,509,000	7,509,000	7,887,000	7,887,000
Loans, net	1,724,067,000	1,707,039,000	1,541,285,000	1,540,183,000
Bank owned life insurance policies	30,858,000	30,858,000	28,071,000	28,071,000
Accrued interest receivable	10,287,000	10,287,000	8,274,000	8,274,000

Financial liabilities
Deposits	1,646,903,000	1,654,798,000	1,419,352,000	1,425,606,000
Securities sold under agreements to repurchase	85,472,000	85,472,000	72,201,000	72,201,000
Federal funds purchased	9,800,000	9,800,000	9,600,000	9,600,000
Federal Home Loan Bank advances	95,000,000	94,801,000	130,000,000	129,942,000
Accrued interest payable	20,213,000	20,213,000	12,465,000	12,465,000
Subordinated debentures	32,990,000	32,984,000	32,990,000	32,990,000
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
(Continued)

MERCANTILE BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006 and 2005
NOTE 14 — EARNINGS PER SHARE
The factors used in the earnings per share computation follow.

	2006	2005	2004
Basic
Net income	$19,847,000	$17,901,000	$13,721,000

Weighted average common shares outstanding	8,003,013	7,959,338	7,909,687

Basic earnings per common share	$2.48	$2.25	$1.73

Diluted
Net income	$19,847,000	$17,901,000	$13,721,000

Weighted average common shares outstanding for basic earnings per common share	8,003,013	7,959,338	7,909,687

Add: Dilutive effects of assumed exercises of stock options	109,342	177,826	198,110

Average shares and dilutive potential common shares	8,112,355	8,137,163	8,107,797

Diluted earnings per common share	$2.45	$2.20	$1.69

Stock options for 10,268, 7,166 and 50,767 shares of common stock were not considered in computing diluted earnings per common share for 2006, 2005 and 2004, respectively, because they were antidilutive.
NOTE 15 — SUBORDINATED DEBENTURES
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
The only significant assets of Mercantile Trust are the Series A and Series B Floating Rate Notes, and the only significant liabilities of Mercantile Trust are the Series A and Series B Preferred Securities. The Series A and Series B Floating Rate Notes are categorized on our consolidated balance sheet as subordinated debentures and the interest expense is recorded on our consolidated statement of income under interest expense on long-term borrowings.
(Continued)

MERCANTILE BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006 and 2005
NOTE 16 — REGULATORY MATTERS
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
The prompt corrective action regulations provide five classifications, including well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized, although these terms are not used to represent overall financial condition. If an institution is adequately capitalized, regulatory approval is required to accept brokered deposits. Subject to limited exceptions, no institution may make a capital distribution if, after making the distribution, it would be undercapitalized. If an institution is undercapitalized, it is subject to being closely monitored by its principal federal regulator, its asset growth and expansion are restricted, and plans for capital restoration are required. In addition, further specific types of restrictions may be imposed on the institution in the discretion of the federal regulator. At year-end 2006 and 2005, the most recent regulatory notifications categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that we believe has changed the Bank’s category.
At year end, actual capital levels (in thousands) and minimum required levels for Mercantile and the Bank were:

					Minimum Required
					to be Well
			Minimum Required		Capitalized Under
			for Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Regulations
	Amount	Ratio	Amount	Ratio	Amount	Ratio
2006
Total capital (to risk weighted assets)
Consolidated	$226,428	11.5%	$158,196	8.0%	$ NA	NA
Bank	222,812	11.3	158,019	8.0	197,524	10.0%
Tier 1 capital (to risk weighted assets)
Consolidated	205,017	10.4	79,098	4.0	NA	NA
Bank	201,401	10.2	79,010	4.0	118,514	6.0
Tier 1 capital (to average assets)
Consolidated	205,017	10.0	81,682	4.0	NA	NA
Bank	201,401	9.9	81,623	4.0	102,029	5.0
(Continued)

MERCANTILE BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006 and 2005
NOTE 16 — REGULATORY MATTERS (Continued)

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
Federal and state banking laws and regulations place certain restrictions on the amount of dividends the Bank can transfer to Mercantile and on the capital levels that must be maintained. At year-end 2006, under the most restrictive of these regulations (to remain well capitalized), the Bank could distribute approximately $22.5 million to Mercantile as dividends without prior regulatory approval.
The capital levels as of year-end 2006 and 2005 include $32.0 million of trust preferred securities issued by Mercantile Trust in September 2004 and December 2004 subject to certain limitations. Federal Reserve guidelines limit the amount of trust preferred securities which can be included in Tier 1 capital of Mercantile to 25% of total Tier 1 capital. At year-end 2006 and 2005, all $32.0 million of the trust preferred securities were included as Tier 1 capital of Mercantile.
NOTE 17 — OTHER COMPREHENSIVE INCOME/(LOSS)
Other comprehensive income/(loss) components and related taxes were as follows.

	2006	2005	2004
Unrealized holding gains and losses on available-for-sale securities	$470,000	$(2,368,000)	$(208,000)
Reclassification adjustments for gains and losses later recognized in income	0	0	(78,000)

Net unrealized gains and losses	470,000	(2,368,000)	(130,000)
Tax effect of unrealized holding gains and losses on available-for-sale securities	(164,000)	828,000	70,000
Tax effect of reclassification adjustments for gains and losses later recognized in income	0	0	(28,000)

Other comprehensive income/(loss)	$306,000	$(1,540,000)	$(88,000)

(Continued)

MERCANTILE BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006 and 2005
NOTE 18 — QUARTERLY FINANCIAL DATA (UNAUDITED)

	Interest	Net Interest	Net	Earnings per Share
	Income	Income	Income	Basic	Fully Diluted
2006
First quarter	$31,099,000	$15,099,000	$4,929,000	$0.62	$0.61
Second quarter	33,746,000	15,646,000	5,111,000	0.64	0.63
Third quarter	35,675,000	15,547,000	5,202,000	0.65	0.64
Fourth quarter	36,740,000	15,295,000	4,605,000	0.57	0.57

2005
First quarter	$21,705,000	$12,655,000	$4,362,000	$0.58	$0.56
Second quarter	24,346,000	13,608,000	4,690,000	0.62	0.61
Third quarter	26,764,000	14,072,000	4,300,000	0.57	0.56
Fourth quarter	29,315,000	14,957,000	4,549,000	0.60	0.59

2004
First quarter	$15,354,000	$9,489,000	$2,973,000	$0.40	$0.39
Second quarter	16,130,000	10,000,000	3,146,000	0.42	0.41
Third quarter	17,819,000	10,856,000	3,114,000	0.41	0.40
Fourth quarter	19,719,000	12,082,000	4,488,000	0.59	0.58
NOTE 19 — MERCANTILE BANK CORPORATION (PARENT COMPANY ONLY) CONDENSED FINANCIAL STATEMENTS
Following are condensed parent company only financial statements.
CONDENSED BALANCE SHEETS

	2006	2005
ASSETS
Cash and cash equivalents	$2,323,000	$2,045,000
Investment in bank subsidiary	200,300,000	183,707,000
Other assets	2,890,000	2,898,000

Total assets	$205,513,000	$188,650,000

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities	$608,000	$535,000
Subordinated debentures	32,990,000	32,990,000
Shareholders’ equity	171,915,000	155,125,000

Total liabilities and shareholders’ equity	$205,513,000	$188,650,000

(Continued)

MERCANTILE BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006 and 2005
NOTE 19 — MERCANTILE BANK CORPORATION (PARENT COMPANY ONLY) CONDENSED FINANCIAL STATEMENTS (Continued)
CONDENSED STATEMENTS OF INCOME

	2006	2005	2004
Income
Dividends from subsidiaries	$6,440,000	$4,832,000	$4,032,000
Other	73,000	46,000	25,000

Total income	6,513,000	4,878,000	4,057,000

Expenses
Interest expense	2,429,000	1,837,000	1,402,000
Other operating expenses	1,917,000	942,000	1,666,000

Total expenses	4,346,000	2,779,000	3,068,000

Income before income tax benefit and equity in undistributed net income of subsidiary	2,167,000	2,099,000	989,000

Federal income tax benefit	(1,392,000)	(936,000)	(1,051,000)

Equity in undistributed net income of subsidiary	16,288,000	14,866,000	11,681,000

Net income	$19,847,000	$17,901,000	$13,721,000

(Continued)

MERCANTILE BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006 and 2005
NOTE 19 — MERCANTILE BANK CORPORATION (PARENT COMPANY ONLY) CONDENSED FINANCIAL STATEMENTS (Continued)
CONDENSED STATEMENT OF CASH FLOWS

	2006	2005	2004
Cash flows from operating activities
Net income	$19,847,000	$17,901,000	$13,721,000
Adjustments to reconcile net income to net cash from operating activities
Equity in undistributed income of subsidiary	(16,288,000)	(14,866,000)	(11,681,000)
Equity compensation expense	242,000	0	0
Change in other assets	9,000	(98,000)	553,000
Change in other liabilities	73,000	317,000	(140,000)

Net cash from operating activities	3,883,000	3,254,000	2,453,000

Cash flows from investing activities
Net capital investment into subsidiaries	0	0	(16,495,000)

Net cash from investing activities	0	0	(16,495,000)

Cash flows from financing activities
Proceeds from the issuance of subordinated debentures	0	0	32,990,000
Pay-off of subordinated debentures	0	0	(16,495,000)
Stock option exercises, net	229,000	80,000	137,000
Employee stock purchase plan	107,000	97,000	79,000
Dividend reinvestment plan	98,000	159,000	123,000
Cash dividends	(4,035,000)	(3,185,000)	(2,552,000)
Fractional shares paid	(4,000)	(4,000)	(4,000)

Net cash from financing activities	(3,605,000)	(2,853,000)	14,278,000

Net change in cash and cash equivalents	278,000	401,000	236,000

Cash and cash equivalents at beginning of period	2,045,000	1,644,000	1,408,000

Cash and cash equivalents at end of period	$2,323,000	$2,045,000	$1,644,000

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 22, 2007.

MERCANTILE BANK CORPORATION
/s/ Gerald R. Johnson, Jr.
Gerald R. Johnson, Jr.
Chairman of the Board and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 22, 2007.

/s/ Betty S. Burton	/s/ Susan K. Jones

Betty S. Burton, Director	Susan K. Jones, Director

/s/ David M. Cassard	/s/ Lawrence W. Larsen

David M. Cassard, Director	Lawrence W. Larsen, Director

/s/ Edward J. Clark	/s/ Calvin D. Murdock

Edward J. Clark, Director	Calvin D. Murdock, Director

/s/ Peter A. Cordes	/s/ Michael H. Price

Peter A. Cordes, Director	Michael H. Price, Director, President and Chief Operating Officer

/s/ C. John Gill	/s/ Merle J. Prins

C. John Gill, Director	Merle J. Prins, Director

/s/ Doyle A. Hayes	/s/ Dale J. Visser

Doyle A. Hayes, Director	Dale J. Visser, Director

/s/ David M. Hecht	/s/ Donald Williams, Sr.

David M. Hecht, Director	Donald Williams, Sr., Director

/s/ Gerald R. Johnson, Jr.	/s/ Charles E. Christmas

Gerald R. Johnson, Jr., Chairman of the Board and Chief Executive Officer (principal executive officer)	Charles E. Christmas, Senior Vice President, Chief Financial Officer and Treasurer (principal financial and accounting officer)

EXHIBIT INDEX

EXHIBIT NO.	EXHIBIT DESCRIPTION

3.1	Our Articles of Incorporation are incorporated by reference to exhibit 3.1 of our Form 10-Q for the quarter ended June 30, 2004

3.2	Our Amended and Restated Bylaws dated as of January 16, 2003 are incorporated by reference to exhibit 3.2 of our Registration Statement on Form S-3 (Commission File No. 333-103376) that became effective on February 21, 2003

10.1	Our 1997 Employee Stock Option Plan is incorporated by reference to exhibit 10.1 of our Registration Statement on Form SB-2 (Commission File No. 333-33081) that became effective on October 23, 1997 *

10.2	Our 2000 Employee Stock Option Plan is incorporated by reference to exhibit 10.14 of our Form 10-K for the year ended December 31, 2000 *

10.3	Our 2004 Employee Stock Option Plan is incorporated by reference to exhibit 10.1 of our Form 10-Q for the quarter ended September 30, 2004 *

10.4	Form of Stock Option Agreement for options under the 2004 Employee Stock Option Plan is incorporated by reference to exhibit 10.2 of our Form 10-Q for the quarter ended September 30, 2004 *

10.5	Our Independent Director Stock Option Plan is incorporated by reference to exhibit 10.26 of our Form 10-K for the year ended December 31, 2002 *

10.6	Form of Stock Option Agreement for options under the Independent Director Stock Option Plan is incorporated by reference to exhibit 10.1 of our Form 8-K dated October 21, 2004 *

10.7	Nonlender Bonus Plan is incorporated by reference to exhibit 10.3 of our Form 10-Q for the quarter ended September 30, 2004 *

10.8	Mercantile Bank of West Michigan Deferred Compensation Plan for Members of the Board of Directors (1999) is incorporated by reference to Exhibit 10.6 of the Registration Statement of the company and our trust on Form SB-2 (Commission File Nos. 333-84313 and 333-84313-01) that became effective on September 13, 1999 *

10.9	Agreement between Fiserv Solutions, Inc. and our bank dated September 10, 1997, is incorporated by reference to exhibit 10.3 of our Registration Statement on Form SB-2 (Commission File No. 333-33081) that became effective on October 23, 1997

10.10	Extension Agreement of Data Processing Contract between Fiserv Solutions, Inc. and our bank dated May 12, 2000 extending the agreement between Fiserv Solutions, Inc. and our bank dated September 10, 1997, is incorporated by reference to exhibit 10.15 of our Form 10-K for the year ended December 31, 2000

10.11	Extension Agreement of Data Processing Contract between Fiserv Solutions, Inc. and our bank dated November 22, 2002 extending the agreement between Fiserv Solutions, Inc. and our bank dated September 10, 1997, is incorporated by reference to exhibit 10.5 of our Form 10-K for the year ended December 31, 2002

EXHIBIT NO.	EXHIBIT DESCRIPTION

10.12	Amended and Restated Employment Agreement dated as of October 18, 2001, among the company, our bank and Gerald R. Johnson, Jr., is incorporated by reference to exhibit 10.21 of our Form 10-K for the year ended December 31, 2001 *

10.13	Amended and Restated Employment Agreement dated as of October 18, 2001, among the company, our bank and Michael H. Price, is incorporated by reference to exhibit 10.22 of our Form 10-K for the year ended December 31, 2001 *

10.14	Employment Agreement dated as of October 18, 2001, among the company, our bank and Robert B. Kaminski, Jr., is incorporated by reference to exhibit 10.23 of our Form 10-K for the year ended December 31, 2001 *

10.15	Employment Agreement dated as of October 18, 2001, among the company, our bank and Charles E. Christmas, is incorporated by reference to exhibit 10.23 of our Form 10-K for the year ended December 31, 2001 *

10.16	Amendment to Employment Agreement dated as of October 17, 2002, among the company, our bank and Gerald R. Johnson, Jr., is incorporated by reference to exhibit 10.21 of our Form 10-K for the year ended December 31, 2002 *

10.17	Amendment to Employment Agreement dated as of October 17, 2002, among the company, our bank and Michael H. Price, is incorporated by reference to exhibit 10.22 of our Form 10-K for the year ended December 31, 2002 *

10.18	Amendment to Employment Agreement dated as of October 17, 2002, among the company, our bank and Robert B. Kaminski, Jr., is incorporated by reference to exhibit 10.23 of our Form 10-K for the year ended December 31, 2002 *

10.19	Amendment to Employment Agreement dated as of October 17, 2002, among the company, our bank and Charles E. Christmas, is incorporated by reference to exhibit 10.24 of our Form 10-K for the year ended December 31, 2002 *

10.20	Amendment to Employment Agreement dated as of October 28, 2004, among the company, our bank and Robert B. Kaminski, Jr., is incorporated by reference to exhibit 10.21 of our Form 10-K for the year ended December 31, 2004 *

10.21	Junior Subordinated Indenture between us and Wilmington Trust Company dated September 16, 2004 providing for the issuance of the Series A and Series B Floating Rate Junior Subordinated Notes due 2034 is incorporated by reference to exhibit 10.1 of our Form 8-K dated December 15, 2004

10.22	Amended and Restated Trust Agreement dated September 16, 2004 for Mercantile Bank Capital Trust I is incorporated by reference to exhibit 10.2 of our Form 8-K dated December 15, 2004

10.23	Placement Agreement between us, Mercantile Bank Capital Trust I, and SunTrust Capital Markets, Inc. dated September 16, 2004 is incorporated by reference to exhibit 10.3 of our Form 8-K dated December 15, 2004

10.24	Guarantee Agreement dated September 16, 2004 between Mercantile as Guarantor and Wilmington Trust Company as Guarantee Trustee is incorporated by reference to exhibit 10.4 of our Form 8-K dated December 15, 2004

10.25	Non-Lender Bonus Plan 2006, is incorporated by reference to exhibit 10.1 of our Form 8-K dated November 22, 2005 *

EXHIBIT NO.	EXHIBIT DESCRIPTION

10.26	Form of Agreement Amending Stock Option Agreement, dated November 17, 2005 issued under our 2004 Employee Stock Option Plan, is incorporated by reference to exhibit 10.1 of our Form 8-K dated December 12, 2005 *

10.27	Second Amendment to Employment Agreement dated as of November 17, 2005, among the company, our bank and Gerald R. Johnson, Jr. is incorporated by reference to exhibit 10.28 of our Form 10-K for the year ended December 31, 2005 *

10.28	Second Amendment to Employment Agreement dated as of November 17, 2005, among the company, our bank and Michael H. Price is incorporated by reference to exhibit 10.29 of our Form 10-K for the year ended December 31, 2005 *

10.29	Third Amendment to Employment Agreement dated as of November 17, 2005, among the company, our bank and Robert B. Kaminski, Jr. is incorporated by reference to exhibit 10.30 of our Form 10-K for the year ended December 31, 2005 *

10.30	Second Amendment to Employment Agreement dated as of November 17, 2005, among the company, our bank and Charles E. Christmas is incorporated by reference to exhibit 10.31 of our Form 10-K for the year ended December 31, 2005 *

10.31	Form of Mercantile Bank of Michigan Executive Deferred Compensation Agreement, that has been entered into between our bank and each of Gerald R. Johnson, Jr., Michael H. Price, Robert B. Kaminski, Jr., Charles E. Christmas, and certain other officers of our bank is incorporated by reference to exhibit 10.32 of our Form 10-K for the year ended December 31, 2005 *

10.32	Form of Mercantile Bank of Michigan Split Dollar Agreement that has been entered into between our bank and each of Gerald R. Johnson, Jr., Michael H. Price, Robert B. Kaminski, Jr., Charles E. Christmas, and certain other officers of our bank is incorporated by reference to exhibit 10.33 of our Form 10-K for the year ended December 31, 2005 *

10.33	Director Fee Summary *

10.34	Lease Agreement between our bank and Joe D. Pentecost Trust dated April 29, 2005 for our East Lansing, Michigan office is incorporated by reference to exhibit 10.35 of our Form 10-K for the year ended December 31, 2005

10.35	Lease Agreement between our bank and The Conlin Company dated July 12, 2005 for our Ann Arbor, Michigan office is incorporated by reference to exhibit 10.36 of our Form 10-K for the year ended December 31, 2005

10.36	Stock Incentive Plan of 2006 is incorporated by reference to Appendix A of our proxy statement for our April 27, 2006 annual meeting of shareholders that was filed with the Securities and Exchange Commission *

10.37	Form of Notice of Grant of Incentive Stock Option and Stock Option Agreement for incentive stock options granted under our Stock Incentive Plan of 2006 is incorporated by reference to exhibit 10.1 of our Form 8-K dated November 22, 2006 *

EXHIBIT NO.	EXHIBIT DESCRIPTION

10.38	Form of Restricted Stock Award Agreement Notification of Award and Terms and Conditions of Award for restricted stock under our Stock Incentive Plan of 2006 is incorporated by reference to exhibit 10.2 of our Form 8-K dated November 22, 2006 *

10.39	Executive Officer Bonus Plan for 2007 is incorporated by reference to exhibit 10.1 of our Form 8-K dated January 29, 2007 *

21	Subsidiaries of the company

23	Consent of Independent Registered Public Accounting Firm

31	Rule 13a-14(a) Certifications

32.1	Section 1350 Chief Executive Officer Certification

32.2	Section 1350 Chief Financial Officer Certification

*	Management contract or compensatory plan