Form 10-Q
period 2007-03-31
MERCANTILE BANK CORP
filed 2007-05-10
CIK 1042729

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2007

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from           to           .
Commission File No. 000-26719
MERCANTILE BANK CORPORATION
(Exact name of registrant as specified in its charter)

Michigan (State or other jurisdiction of incorporation or organization)	38-3360865 (IRS Employer Identification No.)
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
Yes ☐      No ☑
At May 9, 2007, there were 8,476,796 shares of Common Stock outstanding.

MERCANTILE BANK CORPORATION

MERCANTILE BANK CORPORATION
PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2007	2006
	(Unaudited)
ASSETS
Cash and due from banks	$52,098,000	$51,098,000
Short-term investments	268,000	282,000
Federal funds sold	13,400,000	0

Total cash and cash equivalents	65,766,000	51,380,000

Securities available for sale	133,346,000	130,967,000
Securities held to maturity (fair value of $65,481,000 at March 31, 2007 and $65,025,000 at December 31, 2006)	64,372,000	63,943,000
Federal Home Loan Bank stock	7,509,000	7,509,000

Total loans and leases	1,748,838,000	1,745,478,000
Allowance for loan and lease losses	(21,654,000)	(21,411,000)

Total loans and leases, net	1,727,184,000	1,724,067,000

Premises and equipment, net	34,294,000	33,539,000
Bank owned life insurance policies	31,155,000	30,858,000
Accrued interest receivable	10,997,000	10,287,000
Other assets	14,954,000	14,718,000

Total assets	$2,089,577,000	$2,067,268,000

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits
Noninterest-bearing	$130,857,000	$133,197,000
Interest-bearing	1,555,300,000	1,513,706,000

Total deposits	1,686,157,000	1,646,903,000

Securities sold under agreements to repurchase	78,045,000	85,472,000
Federal funds purchased	0	9,800,000
Federal Home Loan Bank advances	90,000,000	95,000,000
Subordinated debentures	32,990,000	32,990,000
Other borrowed money	3,480,000	3,316,000
Accrued expenses and other liabilities	23,428,000	21,872,000

Total liabilities	1,914,100,000	1,895,353,000

Shareholders’ equity
Preferred stock, no par value: 1,000,000 shares authorized, none issued	0	0
Common stock, no par value: 20,000,000 shares authorized; 8,476,785 shares outstanding at March 31, 2007 and 8,042,411 shares outstanding at December 31, 2006	176,332,000	161,223,000
Retained earnings	0	11,794,000
Accumulated other comprehensive income (loss)	(855,000)	(1,102,000)

Total shareholders’ equity	175,477,000	171,915,000

Total liabilities and shareholders’ equity	$2,089,577,000	$2,067,268,000

See accompanying notes to consolidated financial statements.

1.

MERCANTILE BANK CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months	Three Months
	Ended	Ended
	March 31,	March 31,
	2007	2006
Interest income
Loans and leases, including fees	$33,422,000	$28,727,000
Investment securities	2,506,000	2,237,000
Federal funds sold	93,000	132,000
Short-term investments	4,000	3,000

Total interest income	36,025,000	31,099,000

Interest expense
Deposits	18,825,000	13,485,000
Short-term borrowings	832,000	601,000
Federal Home Loan Bank advances	1,194,000	1,315,000
Long-term borrowings	690,000	599,000

Total interest expense	21,541,000	16,000,000

Net interest income	14,484,000	15,099,000

Provision for loan and lease losses	1,020,000	1,225,000

Net interest income after provision for loan and lease losses	13,464,000	13,874,000

Noninterest income
Service charges on accounts	389,000	316,000
Net gain on sales of commercial loans	0	29,000
Other income	1,019,000	898,000

Total noninterest income	1,408,000	1,243,000

Noninterest expense
Salaries and benefits	5,384,000	4,765,000
Occupancy	767,000	830,000
Furniture and equipment	493,000	522,000
Other expense	2,095,000	1,889,000

Total noninterest expenses	8,739,000	8,006,000

Income before federal income tax expense	6,133,000	7,111,000

Federal income tax expense	1,850,000	2,182,000

Net income	$4,283,000	$4,929,000

Basic earnings per share	$0.51	$0.59

Diluted earnings per share	$0.50	$0.58

Cash dividends per share	$0.14	$0.12

Average basic shares outstanding	8,436,842	8,372,889

Average diluted shares outstanding	8,518,666	8,507,154

See accompanying notes to consolidated financial statements.

2.

MERCANTILE BANK CORPORATION
CONSOLIDATED STATEMENTS OF
CHANGES IN SHAREHOLDERS’ EQUITY
(Unaudited)

			Accumulated
			Other	Total
	Common	Retained	Comprehensive	Shareholders’
	Stock	Earnings	Income (Loss)	Equity
Balance, January 1, 2007	$161,223,000	$11,794,000	$(1,102,000)	$171,915,000

Declaration of 5% stock dividend on April 10, 2007	14,948,000	(14,952,000)		(4,000)

Employee stock purchase plan, 822 shares	25,000			25,000

Dividend reinvestment plan, 698 shares	22,000			22,000

Stock option exercises, 47,818 shares	586,000			586,000

Stock tendered for stock option exercises, 16,945 shares	(556,000)			(556,000)

Stock-based compensation expense	84,000			84,000

Cash dividends ($0.14 per share)		(1,125,000)		(1,125,000)

Comprehensive income:
Net income for the period from January 1, 2007 through March 31, 2007		4,283,000		4,283,000

Change in net unrealized gain (loss) on securities available for sale, net of reclassifications and tax effect			247,000	247,000

Total comprehensive income				4,530,000

Balance, March 31, 2007	$176,332,000	$0	$(855,000)	$175,477,000

See accompanying notes to consolidated financial statements.

3.

MERCANTILE BANK CORPORATION
CONSOLIDATED STATEMENTS OF
CHANGES IN SHAREHOLDERS’ EQUITY (Continued)
(Unaudited)

			Accumulated
			Other	Total
	Common	Retained	Comprehensive	Shareholders’
	Stock	Earnings	Income (Loss)	Equity
Balance, January 1, 2006	$148,533,000	$8,000,000	$(1,408,000)	$155,125,000

Declaration of 5% stock dividend on April 11, 2006	12,014,000	(12,018,000)		(4,000)

Employee stock purchase plan, 833 shares	29,000			29,000

Dividend reinvestment plan, 593 shares	21,000			21,000

Stock option exercises, 8,368 shares	95,000			95,000

Stock tendered for stock option exercises, 2,681 shares	(95,000)			(95,000)

Stock-based compensation expense	51,000			51,000

Cash dividends ($0.12 per share)		(911,000)		(911,000)

Comprehensive income:
Net income for the period from January 1, 2006 through March 31, 2006		4,929,000		4,929,000

Change in net unrealized gain (loss) on securities available for sale, net of reclassifications and tax effect			(330,000)	(330,000)

Total comprehensive income				4,599,000

Balance, March 31, 2006	$160,648,000	$0	$(1,738,000)	$158,910,000

See accompanying notes to consolidated financial statements.

4.

MERCANTILE BANK CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months	Three Months
	Ended	Ended
	March 31, 2007	March 31, 2006
Cash flows from operating activities
Net income	$4,283,000	$4,929,000
Adjustments to reconcile net income to net cash from operating activities
Depreciation and amortization	661,000	661,000
Provision for loan and lease losses	1,020,000	1,225,000
Gain on sales of commercial loans	0	(29,000)
Stock-based compensation expense	84,000	51,000
Earnings on bank owned life insurance policies	(297,000)	(289,000)
Net change in:
Accrued interest receivable	(710,000)	(1,100,000)
Other assets	1,033,000	991,000
Accrued expenses and other liabilities	1,556,000	(1,087,000)

Net cash from operating activities	7,630,000	5,352,000

Cash flows from investing activities
Loan and lease originations and payments, net	(5,696,000)	(51,267,000)
Purchases of:
Securities available for sale	(3,509,000)	(8,133,000)
Securities held to maturity	(597,000)	(1,428,000)
Proceeds from:
Maturities, calls and repayments of available for sale securities	1,543,000	2,488,000
Maturities, calls and repayments of held to maturity securities	155,000	0
Purchases of premises and equipment, net	(1,279,000)	(330,000)

Net cash for investing activities	(9,383,000)	(58,670,000)

Cash flows from financing activities
Net increase in deposits	39,254,000	62,867,000
Net decrease in securities sold under agreements to repurchase	(7,427,000)	(4,245,000)
Net decrease in federal funds purchased	(9,800,000)	(3,000,000)
Proceeds from Federal Home Loan Bank advances	25,000,000	15,000,000
Maturities of Federal Home Loan Bank advances	(30,000,000)	(15,000,000)
Net increase in other borrowed money	164,000	444,000
Employee stock purchase plan	25,000	29,000
Dividend reinvestment plan	22,000	21,000
Stock option exercises, net	30,000	0
Cash paid in lieu of fractional shares on stock dividend	(4,000)	(4,000)
Payment of cash dividend	(1,125,000)	(911,000)

Net cash from financing activities	16,139,000	55,201,000

Net change in cash and cash equivalents	14,386,000	1,883,000
Cash and cash equivalents at beginning of period	51,380,000	36,753,000

Cash and cash equivalents at end of period	$65,766,000	$38,636,000

Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest	$20,655,000	$14,302,000
Federal income tax	0	1,000,000
Transfers from loans and leases to foreclosed assets	1,559,000	0
See accompanying notes to consolidated financial statements.

5.

MERCANTILE BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1.	SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation: The unaudited financial statements for the three months ended March 31, 2007 include the consolidated results of operations of Mercantile Bank Corporation and its consolidated subsidiaries. These subsidiaries include Mercantile Bank of Michigan (“our bank”), our bank’s three subsidiaries, Mercantile Bank Mortgage Company, LLC (“our mortgage company”), Mercantile Bank Real Estate Co., LLC (“our real estate company”), and Mercantile Insurance Center, Inc. (“our insurance center”). These consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and Item 303(b) of Regulation S-K and do not include all disclosures required by accounting principles generally accepted in the United States of America for a complete presentation of our financial condition and results of operations. In the opinion of management, the information reflects all adjustments (consisting only of normal recurring adjustments) which are necessary in order to make the financial statements not misleading and for a fair presentation of the results of operations for such periods. The results for the period ended March 31, 2007 should not be considered as indicative of results for a full year. For further information, refer to the consolidated financial statements and footnotes included in our annual report on Form 10-K for the year ended December 31, 2006.

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

Earnings Per Share: Basic earnings per share is based on weighted average common shares outstanding during the period. Diluted earnings per share include the dilutive effect of additional potential common shares issuable under stock options and the dilutive effect of restricted shares to the extent those shares have not vested. Options for 124,122 and 57,963 shares were antidilutive and were not included in determining diluted earnings per share for the three month periods ended March 31, 2007 and 2006, respectively.

Stock Dividend: All per share amounts and average shares outstanding have been adjusted for all periods presented to reflect the 5% stock dividend that was distributed on May 4, 2007. The Statement of Changes in Shareholders’ Equity reflects a transfer from retained earnings to common stock for the fair value of the shares distributed to the extent of available retained earnings.

Allowance for Loan and Lease Losses: The allowance for loan and lease losses (“allowance”) is a valuation allowance for probable incurred credit losses, increased by the provision for loan and lease losses and recoveries, and decreased by charge-offs. Management estimates the allowance balance required based on past loan loss experience, the nature and volume of the portfolio, information about specific borrower situations and estimated collateral values, and economic conditions. Allocations of the allowance may be made for specific loans and leases, but the entire allowance is available for any loan or lease that, in management’s judgment, should be charged-off. Loan and lease losses are charged against the allowance when management believes the uncollectibility of a loan or lease balance is assured.
(Continued)

6.

MERCANTILE BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1.	SIGNIFICANT ACCOUNTING POLICIES (Continued)

A loan or lease is impaired when full payment under the loan or lease terms is not expected. Impairment is evaluated in aggregate for smaller-balance loans of similar nature such as residential mortgage, consumer and credit card loans, and on an individual loan basis for other loans. If a loan or lease is impaired, a portion of the allowance is allocated so that the loan or lease is reported, net, at the present value of estimated future cash flows using the loan’s or lease’s existing rate or at the fair value of collateral if repayment is expected solely from the collateral. Loans and leases are evaluated for impairment when payments are delayed, typically 30 days or more, or when serious deficiencies are identified within the credit relationship.

New Accounting Pronouncements: We adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), on January 1, 2007. The adoption of FIN 48 had no affect on the financial statements. We have no unrecognized tax benefits and do not anticipate any increase in unrecognized benefits during 2007 relative to any tax positions taken prior to January 1, 2007. Should the accrual of any interest or penalties relative to unrecognized tax benefits be necessary, it is our policy to record such accruals in our income tax accounts; no such accruals exist as of January 1, 2007. We file U.S. federal income tax returns which are subject to examination for all years after 2002.

In September 2006, the FASB issued Statement No. 157, Fair Value Measurements, which provides a definition of fair value for accounting purposes, establishes a framework for measuring fair value, expands related financial statement disclosures and will be effective on January 1, 2008. We have not completed a review of this new standard.

In February 2007, the FASB issued Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, which permits entities to choose to measure, on an item-by-item basis, specified financial instruments and certain other items at fair value. Unrealized gains and losses on items for which the fair value option has been selected are required to be reported in earnings at each reporting date. Statement No. 159 will be applied prospectively and implemented effective January 1, 2008. We have not completed a review of this new standard.
(Continued)

7.

MERCANTILE BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
2.	LOANS

Our total loans at March 31, 2007 were $1,748.8 million compared to $1,745.5 million at December 31, 2006, an increase of $3.3 million, or 0.2%. The components of our outstanding balances at March 31, 2007 and December 31, 2006, and percentage increase/(decrease) in loans from the end of 2006 to the end of the first quarter 2007 are as follows:

					Percent
	March 31, 2007		December 31, 2006		Increase/
	Balance	%	Balance	%	(Decrease)
Real Estate:
Construction and land development	$285,438,000	16.4%	$299,792,000	17.1%	(4.8)%
Secured by 1-4 family properties	122,945,000	7.0	131,829,000	7.6	(6.7)
Secured by multi-family properties	40,697,000	2.3	39,941,000	2.3	1.9
Secured by nonresidential properties	817,035,000	46.7	793,000,000	45.4	3.0
Commercial	474,987,000	27.2	471,272,000	27.0	0.8
Leases	2,476,000	0.1	1,388,000	0.1	78.4
Consumer	5,260,000	0.3	8,256,000	0.5	(36.3)

Total loans and leases	$1,748,838,000	100.0%	$1,745,478,000	100.0%	0.2%

3.	ALLOWANCE FOR LOAN AND LEASE LOSSES

The following is a summary of the change in our allowance for loan and lease losses account for the three months ended March 31:

	2007	2006
Balance at January 1	$21,411,000	$20,527,000
Charge-offs	(1,134,000)	(780,000)
Recoveries	357,000	23,000
Provision for loan and lease losses	1,020,000	1,225,000

Balance at March 31	$21,654,000	$20,995,000

(Continued)

8.

MERCANTILE BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
4.	PREMISES AND EQUIPMENT, NET

Premises and equipment are comprised of the following:

	March 31,	December 31,
	2007	2006
Land and improvements	$8,022,000	$8,021,000
Buildings and leasehold improvements	24,181,000	23,036,000
Furniture and equipment	10,986,000	10,773,000

	43,189,000	41,830,000
Less: accumulated depreciation	8,895,000	8,291,000

Premises and equipment, net	$34,294,000	$33,539,000

Depreciation expense amounted to $624,000 during the first quarter of 2007, compared to $651,000 in the first quarter of 2006.

5.	DEPOSITS

Our total deposits at March 31, 2007 were $1,686.2 million compared to $1,646.9 million at December 31, 2006, an increase of $39.3 million, or 2.4%. The components of our outstanding balances at March 31, 2007 and December 31, 2006, and percentage increase/(decrease) in deposits from the end of 2006 to the end of the first quarter 2007 are as follows:

					Percent
	March 31, 2007		December 31, 2006		Increase/
	Balance	%	Balance	%	(Decrease)
Noninterest-bearing demand	$130,857,000	7.7	$133,197,000	8.1%	(1.8)%
Interest-bearing checking	36,808,000	2.2	39,943,000	2.4	(7.8)
Money market	11,503,000	0.7	9,409,000	0.6	22.3
Savings	88,720,000	5.3	92,370,000	5.6	(4.0)
Time, under $100,000	52,156,000	3.1	47,840,000	2.9	9.0
Time, $100,000 and over	338,187,000	20.0	310,326,000	18.8	9.0

	658,231,000	39.0	633,085,000	38.4	4.0

Out-of-area time, under $100,000	84,797,000	5.0	82,330,000	5.0	3.0
Out-of-area time, $100,000 and over	943,129,000	56.0	931,488,000	56.6	1.2

	1,027,926,000	61.0	1,013,818,000	61.6	1.4

Total deposits	$1,686,157,000	100.0%	$1,646,903,000	100.0%	2.4%

(Continued)

9.

MERCANTILE BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
6.	SHORT-TERM BORROWINGS

Information relating to our securities sold under agreements to repurchase follows:

	March 31,	December 31,
	2007	2006
Outstanding balance at end of period	$78,045,000	$85,472,000
Average interest rate at end of period	3.87%	3.88%

Average balance during the period	$80,106,000	$72,228,000
Average interest rate during the period	3.87%	3.71%

Maximum month end balance during the period	$85,924,000	$85,472,000
Securities sold under agreements to repurchase (repurchase agreements) generally have original maturities of less than one year. Repurchase agreements are treated as financings and the obligations to repurchase securities sold are reflected as liabilities. Securities involved with the agreements are recorded as assets of our bank and are primarily held in safekeeping by correspondent banks. Repurchase agreements are offered principally to certain large deposit customers as uninsured deposit equivalent investments. Repurchase agreements were secured by securities with a market value of $90.8 million and $91.2 million as of March 31, 2007 and December 31, 2006, respectively.

7.	FEDERAL HOME LOAN BANK ADVANCES

Our outstanding balances at March 31, 2007 and December 31, 2006 were as follows:

	March 31,	December 31,
	2007	2006
Maturities April 2007 through February 2009, fixed rates from 4.10% to 5.69%, averaging 5.06%	$90,000,000	$0

Maturities January 2007 through May 2008, fixed rates from 3.70% to 5.69%, averaging 4.90%	0	95,000,000

	$90,000,000	$95,000,000

Each advance is payable at its maturity date, and is subject to a prepayment fee if paid prior to the maturity date. The advances are collateralized by residential mortgage loans, first mortgage liens on multi-family residential property loans, first mortgage liens on commercial real estate property loans, and substantially all other assets of our bank, under a blanket lien arrangement. Our borrowing line of credit as of March 31, 2007 totaled $319.8 million, with availability approximating $219.0 million.
(Continued)

10.

MERCANTILE BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
7.	FEDERAL HOME LOAN BANK ADVANCES (Continued)

Maturities of currently outstanding FHLB advances during the next five years are:

2007	$55,000,000
2008	20,000,000
2009	15,000,000
2010	0
2011	0
8.	COMMITMENTS AND OFF-BALANCE SHEET RISK

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

These instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized, if any, in the balance sheet. Our bank’s maximum exposure to loan loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual notional amount of those instruments. Our bank uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments. Collateral, such as accounts receivable, securities, inventory, and property and equipment, is generally obtained based on management’s credit assessment of the borrower. If required, estimated loss exposure resulting from these instruments is expensed and recorded as a liability. The balance of the liability account was $0.5 million as of March 31, 2007 and December 31, 2006.

A summary of the contractual amounts of our financial instruments with off-balance sheet risk at March 31, 2007 and December 31, 2006 follows:

	March 31,	December 31,
	2007	2006
Commercial unused lines of credit	$355,543,000	$345,195,000
Unused lines of credit secured by 1 – 4 family residential properties	30,988,000	29,314,000
Credit card unused lines of credit	8,802,000	8,510,000
Other consumer unused lines of credit	5,786,000	7,197,000
Commitments to extend credit	63,929,000	60,850,000
Standby letters of credit	78,230,000	73,241,000

	$543,278,000	$524,307,000

(Continued)

11.

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

Our actual capital levels (dollars in thousands) and minimum required levels were:

					Minimum Required
					to be Well
			Minimum Required		Capitalized Under
			for Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Regulations
	Amount	Ratio	Amount	Ratio	Amount		Ratio
March 31, 2007
Total capital (to risk weighted assets)
Consolidated	$229,990	11.5%	$159,696	8.0%	$	NA	NA
Bank	226,315	11.3	159,616	8.0		199,519	10.0%
Tier 1 capital (to risk weighted assets)
Consolidated	208,336	10.4	79,848	4.0		NA	NA
Bank	204,661	10.3	79,808	4.0		119,712	6.0
Tier 1 capital (to average assets)
Consolidated	208,336	10.1	82,349	4.0		NA	NA
Bank	204,661	10.0	82,299	4.0		102,873	5.0
(Continued)

12.

MERCANTILE BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
9.	REGULATORY MATTERS (Continued)

					Minimum Required
					to be Well
			Minimum Required		Capitalized Under
			for Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Regulations
	Amount	Ratio	Amount	Ratio	Amount		Ratio
December 31, 2006
Total capital (to risk weighted assets)
Consolidated	$226,428	11.5%	$158,196	8.0%	$	NA	NA
Bank	222,812	11.3	158,019	8.0		197,524	10.0%
Tier 1 capital (to risk weighted assets)
Consolidated	205,017	10.4	79,098	4.0		NA	NA
Bank	201,401	10.2	79,010	4.0		118,514	6.0
Tier 1 capital (to average assets)
Consolidated	205,017	10.0	81,682	4.0		NA	NA
Bank	201,401	9.9	81,623	4.0		102,029	5.0
Our consolidated capital levels as of March 31, 2007 and December 31, 2006 include the $32.0 million in trust preferred securities issued by the trust subject to certain limitations. Federal Reserve guidelines limit the amount of trust preferred securities which can be included in our Tier 1 capital to 25% of total Tier 1 capital. As of March 31, 2007 and December 31, 2006, all $32.0 million of the trust preferred securities were included as Tier 1 capital.

Our and our bank’s ability to pay cash and stock dividends is subject to limitations under various laws and regulations and to prudent and sound banking practices. We declared a 5% stock dividend on April 10, 2007, that was distributed on May 4, 2007 to record holders as of April 23, 2007. All earnings per share and dividend per share information have been adjusted for the 5% stock dividend. On January 9, 2007, we declared a $0.14 per share cash dividend on our common stock, which was paid on March 9, 2007 to record holders as of February 9, 2007. On April 10, 2007, we declared a $0.14 per share cash dividend on our common stock, which is payable on June 8, 2007 to record holders as of May 10, 2007.

10.	BENEFIT PLANS

We sponsor an employee stock purchase plan which allows employees to defer after-tax payroll dollars and purchase our stock, at market value, on a quarterly basis. We have registered 31,906 shares of common stock to be issued and purchased under the plan; however, the plan allows for shares to be purchased directly from us or on the open market. During the three months ended March 31, 2007 and 2006 we issued 822 and 833 shares, respectively, under the plan.
(Continued)

13.

MERCANTILE BANK CORPORATION
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Forward Looking Statements
This report contains forward-looking statements that are based on management’s beliefs, assumptions, current expectations, estimates and projections about the financial services industry, the economy, and our company. Words such as “anticipates,” “believes,” “estimates,” “expects,” “forecasts,” “intends,” “is likely,” “plans,” “projects,” and variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions (“Future Factors”) that are difficult to predict with regard to timing, extent, likelihood and degree of occurrence. Therefore, actual results and outcomes may materially differ from what may be expressed or forecasted in such forward-looking statements. We undertake no obligation to update, amend, or clarify forward looking statements, whether as a result of new information, future events (whether anticipated or unanticipated), or otherwise.
Future Factors include, among others, changes in interest rates and interest rate relationships; demand for products and services; the degree of competition by traditional and non-traditional competitors; changes in banking regulation; changes in tax laws; changes in prices, levies, and assessments; the impact of technological advances; governmental and regulatory policy changes; the outcomes of contingencies; trends in customer behavior as well as their ability to repay loans; changes in the national and local economies; and risk factors described in our annual report on Form 10-K for the year ended December 31, 2006. These are representative of the Future Factors that could cause a difference between an ultimate actual outcome and a forward-looking statement.
Introduction
The following discussion compares the financial condition of Mercantile Bank Corporation and its consolidated subsidiaries, Mercantile Bank of Michigan (“our bank”), our bank’s three subsidiaries, Mercantile Bank Mortgage Company, LLC (“our mortgage company”), Mercantile Bank Real Estate Co., LLC (“our real estate company”) and Mercantile Insurance Center, Inc. (“our insurance company”), at March 31, 2007 to December 31, 2006 and the results of operations for the three months ended March 31, 2007 and March 31, 2006. This discussion should be read in conjunction with the interim consolidated financial statements and footnotes included in this report. Unless the text clearly suggests otherwise, references in this report to “us,” “we,” “our” or “the company” include Mercantile Bank Corporation and its consolidated subsidiaries referred to above.
Critical Accounting Policies
Generally accepted accounting principles are complex and require management to apply significant judgment to various accounting, reporting and disclosure matters. Management must use assumptions and estimates to apply these principles where actual measurements are not possible or practical. Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our unaudited financial statements included in this report. For a complete discussion of our significant accounting policies, see footnotes to our Consolidated Financial Statements included on pages F-35 through F-40 in our Form 10-K for the fiscal year ended December 31, 2006 (Commission file number 000-26719). Below is a discussion of our allowance for loan and lease losses policy. This policy is critical because it is highly dependent upon subjective or complex judgments, assumptions and estimates. Changes in such estimates may have a significant impact on the financial statements, and actual results may differ from those estimates. Management has reviewed the application of this policy with the Audit Committee of our Board of Directors.

14.

MERCANTILE BANK CORPORATION
Allowance for Loan and Lease Losses: The allowance for loan and lease losses (“allowance”) is a valuation allowance for probable incurred credit losses, increased by the provision for loan and lease losses and recoveries, and decreased by charge-offs. Management estimates the allowance balance required based on past loan loss experience, the nature and volume of the portfolio, information about specific borrower situations and estimated collateral values, and economic conditions. Allocations of the allowance may be made for specific loans and leases, but the entire allowance is available for any loan or lease that, in management’s judgment, should be charged-off. Loan and lease losses are charged against the allowance when management believes the uncollectibility of a loan or lease balance is confirmed.
A loan or lease is impaired when full payment under the loan or lease terms is not expected. Impairment is evaluated in aggregate for smaller-balance loans of similar nature such as residential mortgage, consumer and credit card loans, and on an individual loan basis for other loans. If a loan or lease is impaired, a portion of the allowance is allocated so that the loan or lease is reported, net, at the present value of estimated future cash flows using the loan’s or lease’s existing rate or at the fair value of collateral if repayment is expected solely from the collateral. Loans and leases are evaluated for impairment when payments are delayed, typically 30 days or more, or when serious deficiencies are identified within the credit relationship.
Financial Condition
During the first three months of 2007, our assets increased from $2,067.3 million on December 31, 2006, to $2,089.6 million on March 31, 2007. This represents an increase in total assets of $22.3 million, or 1.1%. The asset growth was comprised primarily of a $13.4 million increase in federal funds sold, a $3.1 million increase in net loans and a $2.8 million increase in securities. The growth in total assets was primarily funded by a $39.3 million increase in deposits, partially offset by a $9.8 million decrease in federal funds purchased and a $7.4 million decrease in securities sold under agreements to repurchase (“repurchase agreements”).
Commercial loans and leases increased by $15.2 million during the first three months of 2007, and at March 31, 2007 totaled $1,620.6 million, or 92.7% of the total loan and lease portfolio. The growth in our commercial loan and lease portfolio has slowed over the past several quarters, primarily reflecting competitive pricing and underwriting pressures within our markets. These competitive pressures, from financial institutions and other entities such as private equity funds, have negatively impacted the volume of loans we have booked and accelerated the level of loan payoffs. Despite these competitive pressures, we remain committed to our traditionally high standards of underwriting and believe the long term benefits of this conservative posture outweigh the likely short term negative impact to our net interest income and net income.
The continued significant concentration of the loan and lease portfolio in commercial loans and leases and the typical rapid growth of this portion of our lending business is consistent with our stated strategy of focusing a substantial amount of our efforts on “wholesale” banking. Corporate and business lending continues to be an area of expertise of our senior management team, and our commercial lenders have extensive commercial lending experience, with most having at least 10 years experience. Of each of the loan categories that we originate, commercial loans and leases are most efficiently originated and managed; thus limiting overhead costs by necessitating the attention of fewer full-time employees. Our commercial lending business generates the greatest amount of local deposits and is our primary source of demand deposits.

15.

MERCANTILE BANK CORPORATION
Residential mortgage loans and consumer loans decreased an aggregate $11.9 million during the first three months of 2007. As of March 31, 2007, residential mortgage and consumer loans totaled a combined $128.2 million, or 7.3% of the total loan and lease portfolio. Although we plan to increase our non-commercial loan portfolios in future periods, we expect the commercial sector of the lending efforts and resultant assets to remain the dominant loan portfolio category given our wholesale banking strategy.
We believe the quality of our loan and lease portfolio remains strong. Net loan and lease charge-offs during the first three months of 2007 totaled $777,000, or 0.18% of average total loans and leases on an annualized basis. During the first quarter of 2006, net loan and lease charge-offs totaled $757,000, or 0.19% of average total loans and leases on an annualized basis. Nonperforming assets, including $2.5 million of foreclosed real estate, totaled $12.6 million, or 0.60% of total assets, as of March 31, 2007. At March 31, 2006, nonperforming assets totaled $8.8 million, or 0.46% of period-ending total assets. We had no foreclosed real estate as of March 31, 2006.
We believe we have instilled a strong credit culture within our lending departments as it pertains to the underwriting and administration processes, which in part is reflected in our historically low loan and lease charge-off and delinquency ratios. Over 98% of the loan and lease portfolio consists of loans and leases extended directly to companies and individuals doing business and residing within our market area. The remaining portion is comprised of commercial loans participated with certain commercial banks outside the immediate area, which we underwrite using the same loan underwriting criteria as though our bank was the originating bank.
Securities increased by $2.8 million during the first three months of 2007, totaling $205.2 million as of March 31, 2007. Purchases during the first three months of 2007 totaled $4.1 million, while proceeds from maturities and repayments of securities totaled $1.7 million. Our securities portfolio primarily consists of U.S. Government Agency bonds, mortgage-backed securities issued or guaranteed by U.S. Government Agencies, investment-grade tax-exempt municipal securities and Federal Home Loan Bank of Indianapolis (“FHLBI”) stock.
Cash and cash equivalents increased $14.4 million during the first three months of 2007, totaling $65.8 million on March 31, 2007. Federal funds sold were up $13.4 million and cash and due from bank balances were up $1.0 million. Our commercial lending and wholesale funding focus results in relatively large day-to-day fluctuations of our cash and cash equivalent balances. The average cash and cash equivalents during the first three months of 2007 equaled $45.4 million.
Premises and equipment at March 31, 2007 equaled $34.3 million, an increase of $0.8 million over the past three months. Purchases of premises and equipment during the first three months of 2007 totaled $1.3 million, primarily reflecting construction costs of our new banking facility located in East Lansing, Michigan, which is expected to open during the second quarter of 2007. Depreciation expense during the first three months of 2007 equaled $0.6 million.

16.

MERCANTILE BANK CORPORATION
Deposits increased $39.3 million during the first three months of 2007, totaling $1,686.2 million at March 31, 2007. Local deposits increased $25.2 million, while out-of-area deposits increased $14.1 million. As a percent of total deposits, local deposits increased from 38.4% on December 31, 2006, to 39.0% at March 31, 2007. Noninterest-bearing demand deposits, comprising 7.7% of total deposits, decreased $2.3 million during the first three months of 2007. Savings deposits (5.3% of total deposits) decreased $3.7 million, interest-bearing checking accounts (2.2% of total deposits) decreased $3.1 million and money market deposit accounts (0.7% of total deposits) increased $2.1 million during the first three months of 2007. Local certificates of deposit, comprising 23.1% of total deposits, increased by $32.2 million during the first three months of 2007. The increase in local certificates of deposit is primarily attributable to increases in balances from municipalities and transfers of monies by consumer and commercial customers from savings accounts to certificates of deposit products, the latter of which primarily reflecting that rates offered on certificates of deposit products are higher than the rates offered on savings accounts.
Out-of-area deposits increased $14.1 million during the first three months of 2007, totaling $1,027.9 million at March 31, 2007. Out-of-area deposits consist primarily of certificates of deposit obtained from depositors located outside our market area and placed by deposit brokers for a fee, but also include certificates of deposit obtained from the deposit owners directly. Out-of-area deposits are utilized to support our asset growth and are generally a lower cost source of funds when compared to the deposit interest rates that would have to be offered in the local market to generate a sufficient level of funds. During the first three months of 2007, rates paid on new out-of-area certificates of deposit were generally similar to the rates paid on new certificates of deposit issued to local customers. Overhead costs associated with out-of-area deposits are considerably less than the overhead costs that would be incurred to administer a similar level of local deposits. Although local deposits generally have and are expected to increase as new business, governmental and consumer deposit relationships are established, our relatively high reliance on out-of-area deposits is expected to continue.
Repurchase agreements decreased by $7.4 million during the first three months of 2007, totaling $78.0 million as of March 31, 2007. As part of our sweep account program, collected funds from certain business noninterest-bearing checking accounts are invested into over-night interest-bearing repurchase agreements. Although not considered a deposit account and therefore not afforded federal deposit insurance, the repurchase agreements have characteristics very similar to that of our business checking deposit accounts.
Federal funds purchased declined by $9.8 million during the first three months of 2007, with a zero balance as of March 31, 2007. Advances obtained from the FHLBI totaled $90.0 million as of March 31, 2007, a decrease of $5.0 million from the $95.0 million outstanding as of December 31, 2006. The FHLBI advances are collateralized by residential mortgage loans, first mortgage liens on multi-family residential property loans, first mortgage liens on commercial real estate property loans, and substantially all other assets of our bank, under a blanket lien arrangement. Our borrowing line of credit as of March 31, 2007 totaled $319.8 million, with availability approximating $219.0 million. FHLBI advances, along with out-of-area deposits, are the primary components of our wholesale funding program.
Liquidity
Liquidity is measured by our ability to raise funds through deposits, borrowed funds, capital or cash flow from the repayment of loans and securities. These funds are used to meet deposit withdrawals, maintain reserve requirements, fund loans and securities and support our operations. Liquidity is primarily achieved through the growth of deposits (both local and out-of-area), advances from the FHLBI and federal funds purchased, as well as liquid assets such as securities available for sale, matured securities, and federal funds sold. Asset and liability management is the process of managing the balance sheet to achieve a mix of earning assets and liabilities that maximizes profitability, while providing adequate liquidity.

17.

MERCANTILE BANK CORPORATION
Our liquidity strategy is to fund earning asset growth with deposits, repurchase agreements and FHLBI advances and to maintain an adequate level of short- and medium-term investments to meet typical daily loan and deposit activity. Although deposit and repurchase agreement growth from depositors located in our market area has generally increased, this growth has not been sufficient to meet the substantial loan growth and provide monies for additional investing activities. To assist in providing the additional needed funds, we have regularly obtained monies from wholesale funding sources. Wholesale funds, primarily comprised of certificates of deposit from customers outside our market areas and advances from the FHLBI, totaled $1,117.9 million, or 60.3% of combined deposits and borrowed funds as of March 31, 2007. As of December 31, 2006, wholesale funds totaled $1,108.8 million, or 60.7% of combined deposits and borrowed funds. Reliance on wholesale funds is expected to continue due to our anticipated future asset growth.
As a member of the FHLBI, our bank has access to the FHLBI’s borrowing programs. At March 31, 2007, advances from the FHLBI totaled $90.0 million, down from the $95.0 million outstanding at December 31, 2006. Based on available collateral at March 31, 2007, our bank could borrow an additional $219.0 million from the FHLBI.
Our bank has the ability to borrow money on a daily basis through correspondent banks via established unsecured federal funds purchased lines, totaling $72.0 million as of March 31, 2007. The average balance of federal funds purchased during the first three months of 2007 equaled $5.0 million, compared to a $7.2 million average federal funds sold position during the same time period.
In addition to typical loan funding and deposit flow, we must maintain liquidity to meet the demands of certain unfunded loan commitments and standby letters of credit. As of March 31, 2007, our bank had a total of $465.0 million in unfunded loan commitments and $78.2 million in unfunded standby letters of credit. Of the total unfunded loan commitments, $401.1 million were commitments available as lines of credit to be drawn at any time as customers’ cash needs vary, and $63.9 million were for loan commitments expected to close and become funded within the next twelve months. We monitor fluctuations in loan balances and commitment levels and include such data in managing our overall liquidity.
Capital Resources
Shareholders’ equity is a noninterest-bearing source of funds that provides support for asset growth. Shareholders’ equity increased by $3.6 million during the first three months of 2007, from $171.9 million on December 31, 2006, to $175.5 million at March 31, 2007. The increase is primarily attributable to net income of $4.3 million recorded during the first quarter of 2007. Shareholders’ equity also increased $0.1 million from the issuance of new shares of common stock resulting from our dividend reinvestment plan, employee stock purchase plan and stock option exercises, and $0.2 million from the mark-to-market adjustment for available for sale securities as defined in SFAS No. 115. Shareholders’ equity was negatively impacted during the first quarter of 2007 by the payment of cash dividends totaling $1.1 million.
We are subject to regulatory capital requirements primarily administered by federal bank regulatory agencies. Failure to meet the various capital requirements can initiate regulatory action that could have a direct material effect on the financial statements. The capital ratios of the company and our bank as of March 31, 2007 and December 31, 2006 are disclosed under Note 9 of the Notes to Consolidated Financial Statements.

18.

MERCANTILE BANK CORPORATION
Our and our bank’s ability to pay cash and stock dividends is subject to limitations under various laws and regulations and to prudent and sound banking practices. We declared a 5% stock dividend on April 10, 2007, that was distributed on May 4, 2007 to record holders as of April 23, 2007. All earnings per share and dividend per share information have been adjusted for the 5% stock dividend. On January 9, 2007, we declared a $0.14 per share cash dividend on our common stock, which was paid on March 9, 2007 to record holders as of February 9, 2007. On April 10, 2007, we declared a $0.14 per share cash dividend on our common stock, which is payable on June 8, 2007 to record holders as of May 10, 2007.
Results of Operations
Net income for the first quarter of 2007 was $4.3 million ($0.51 per basic share and $0.50 per diluted share), which represents a 13.1% decrease from net income of $4.9 million ($0.59 per basic share and $0.58 per diluted share) recorded during the first quarter of 2006. The decline in net income is primarily the result of lower net interest income and higher overhead costs, which more than offset a lower provision expense and higher fee income.
Interest income during the first quarter of 2007 was $36.0 million, an increase of 15.8% over the $31.1 million earned during the first quarter of 2006. The growth in interest income is primarily attributable to the growth in earning assets and an increasing interest rate environment. During the first three months of 2007, earning assets averaged $1,953.4 million, $174.7 million higher than the average earning assets of $1,778.7 million during the same time period in 2006. Average loans were up $159.9 million and average securities increased $19.6 million. Also positively impacting the growth in interest income was the increased yield on earning assets. During the first three months of 2007 and 2006, earning assets had a weighted average rate (tax equivalent-adjusted basis) of 7.54% and 7.16%, respectively. With approximately 65% of our total loans and leases tied to the prime rate, our asset yield has benefited from recent increases in the prime rate. Between January 1, 2006 and June 30, 2006, the Federal Open Market Committee raised the target federal funds rate by a total of 100 basis points, with the prime rate increasing by the same magnitude. During the period of June 30, 2004 through June 30, 2006, the target federal funds rate was increased a total of 425 basis points.
Interest expense during the first quarter of 2007 was $21.5 million, an increase of 34.6% over the $16.0 million expensed during the first quarter of 2006. The growth in interest expense is primarily attributable to an increase in interest-bearing liabilities necessitated by asset growth and a higher interest rate environment. During the first three months of 2007, interest-bearing liabilities averaged $1,749.4 million, $161.0 million higher than the average interest-bearing liabilities of $1,588.4 million during the same time period in 2006. Average interest-bearing deposits were up $184.8 million and average short-term borrowings increased $13.5 million, while average FHLBI advances were down $38.1 million. Adding to the increased interest expense due to increased average deposits was the rise in the cost of interest-bearing liabilities. During the first three months of 2007 and 2006, interest-bearing liabilities had a weighted average rate of 4.99% and 4.09%, respectively. The higher weighted average cost of interest-bearing liabilities is primarily due to the increase in market interest rates.

19.

MERCANTILE BANK CORPORATION
Net interest income during the first quarter of 2007 was $14.5 million, a decrease of 4.1% over the $15.1 million earned during the first quarter of 2006. The decrease in net interest income was primarily due to a decline in the net interest margin, which more than offset the positive impact from the growth in earning assets. The net interest margin decreased from 3.51% during the first three months of 2006 to 3.07% during the first three months of 2007, primarily reflecting our cost of funds increasing more than the improvement in our yield on assets. During the first six months of 2006, our yield on assets increased in conjunction with an increase in the prime rate. However, our yield on assets has remained relatively stable since then, reflecting an unchanged prime rate since June 30, 2006. Our cost of funds also increased during the first six months of 2006, reflecting the increase in market interest rates. While deposit and borrowed funds rates have also remained relatively stable since June 30, 2006, our cost of funds has continued to increase as maturing fixed rate certificates of deposit and FHLBI advances that were originated in lower interest rate environments are renewed and/or replaced with similar products in the current higher interest rate environment.
The following table sets forth certain information relating to our consolidated average interest earning assets and interest-bearing liabilities and reflects the average yield on assets and average cost of liabilities for the first quarter of 2007 and 2006. Such yields and costs are derived by dividing income or expense by the average daily balance of assets or liabilities, respectively, for the period presented. Tax-exempt securities interest income and yield have been computed on a tax equivalent basis using a marginal tax rate of 35%. Securities interest income was increased by $300,000 and $296,000 in the first quarter of 2007 and 2006, respectively, for this adjustment.

20.

MERCANTILE BANK CORPORATION

	Quarters ended March 31,
	2007			2006
	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate
	(dollars in thousands)
ASSETS
Loans and leases	$1,741,531	$33,422	7.78%	$1,581,618	$28,727	7.37%
Investment securities	204,385	2,806	5.49	184,736	2,533	5.48
Federal funds sold	7,187	93	5.18	11,953	132	4.42
Short-term investments	313	4	4.25	387	3	3.52

Total interest — earning assets	1,953,416	36,325	7.54	1,778,694	31,395	7.16

Allowance for loan and lease losses	(21,899)			(20,894)
Other assets	127,201			114,145

Total assets	$2,058,718			$1,871,945

LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing deposits	$1,533,215	$18,825	4.98%	$1,348,407	$13,485	4.06%
Short-term borrowings	85,082	832	3.97	71,627	601	3.40
Federal Home Loan Bank advances	94,722	1,194	5.04	132,778	1,315	4.02
Long-term borrowings	36,346	690	7.70	35,549	599	6.83

Total interest-bearing liabilities	1,749,365	21,541	4.99	1,588,361	16,000	4.09

Noninterest-bearing deposits	113,786			110,859
Other liabilities	22,539			15,824
Shareholders’ equity	173,028			156,901

Total liabilities and shareholders’ equity	$2,058,718			$1,871,945

Net interest income		$14,784			$15,395

Net interest rate spread			2.55%			3.07%

Net interest rate spread on average assets			2.91			3.34

Net interest margin on earning assets			3.07			3.51

Provisions to the allowance during the first quarter of 2007 were $1.0 million, compared to the $1.2 million during the first quarter of 2006. The decrease primarily reflects a lower volume of loan and lease growth, partially offset with a slightly higher level of net loan and lease charge-offs and net changes in the reserve coverage ratio. Net loan and lease charge-offs of $777,000 were recorded during the first three months of 2007, compared to net loan and lease charge-offs of $757,000 during the same time period in 2006. Loan and lease growth during the first quarter of 2007 was $3.4 million, compared to loan and lease growth of $50.5 million during the same time period in 2006. The allowance, as a percentage of total loans and leases outstanding, increased one basis point during the first quarter of 2007, while it had declined one basis point during the first quarter of 2006.

21.

MERCANTILE BANK CORPORATION
In each accounting period, the allowance is adjusted by the amount we believe is necessary to maintain the allowance at adequate levels. Through the loan and lease review and credit departments, we attempt to allocate specific portions of the allowance based on specifically identifiable problem loans and leases. The evaluation of the allowance is further based on, but not limited to, consideration of the internally prepared Reserve Analysis, composition of the loan and lease portfolio, third party analysis of the loan and lease administration processes and loan and lease portfolio and general economic conditions. In addition, the historically strong commercial loan growth is taken into account.
The Reserve Analysis, used since our inception and completed monthly, applies reserve allocation factors to outstanding loan and lease balances to calculate an overall allowance dollar amount. For commercial loans and leases, which continue to comprise a vast majority of our total loans and leases, reserve allocation factors are based upon the loan ratings as determined by our standardized grade paradigms. For retail loans, reserve allocation factors are based upon the type of credit. Adjustments for specific loan relationships, including impaired loans and leases, are made on a case-by-case basis. The reserve allocation factors are primarily based on the recent levels and historical trends of net loan charge-offs and non-performing assets, the comparison of the recent levels and historical trends of net loan charge-offs and non-performing assets with a customized peer group consisting of ten similarly-sized publicly traded banking organizations conducting business in the states of Michigan, Illinois, Indiana and/or Ohio, the review and consideration of our loan migration analysis and the experience of senior management making similar loans and leases for an extensive period of time. We regularly review the Reserve Analysis and make adjustments based upon identifiable trends and experience.
Noninterest income during the first quarter of 2007 was $1.41 million, an increase of 13.3% over the $1.24 million earned during the first quarter of 2006. Service charge income on deposits and repurchase agreements increased $73,000 (23.1%) during the first quarter of 2007, primarily reflecting an increase in the number of accounts during the past twelve months and modest increases in our fee structure. We recorded increased fee income in all major fee income categories during the first quarter of 2007 when compared to the first quarter of 2006, with the exception of a small decline in mortgage banking-related fee income.
Noninterest expense during the first quarter of 2007 was $8.7 million, an increase of 9.2% over the $8.0 million expensed during the first quarter of 2006. Employee salary and benefit expenses were $0.6 million higher during the first quarter of 2007 than the level expensed during the same time period in 2006, primarily reflecting the hiring of additional staff, merit annual pay raises and an accrual for the non-lender bonus program. The level of full-time equivalent employees increased from 275 at the end of the first quarter in 2006 to 295 at the end of the first quarter in 2007, an increase of 7.3%. During the first quarter of 2007, we expensed $0.2 million for the non-lender bonus program, while during the first quarter of 2006, no expense was recorded for the non-lender bonus program. We recorded a slight decrease of $0.1 million in occupancy, furniture and equipment costs and a slight increase of $0.2 million in general overhead costs during the first quarter of 2007 over the level expensed during the same time period of 2006.
Federal income tax expense was $1.9 million during the first three months of 2007, a decrease of 15.2% from the $2.2 million expensed during the same time period in 2006. The decrease is primarily due to the lower level of income before federal income tax and a reduction in our effective tax rate from 30.7% to 30.2%.

22.

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
We use two interest rate risk measurement techniques. The first, which is commonly referred to as GAP analysis, measures the difference between the dollar amounts of interest sensitive assets and liabilities that will be refinanced or repriced during a given time period. A significant repricing gap could result in a negative impact to our net interest margin during periods of changing market interest rates. The following table depicts our GAP position as of March 31, 2007 (dollars in thousands):

23.

MERCANTILE BANK CORPORATION

	Within	Three to	One to	After
	Three	Twelve	Five	Five
	Months	Months	Years	Years	Total
Assets:
Commercial loans and leases (1)	$843,941	$69,871	$630,826	$75,995	1,620,633
Residential real estate loans	57,252	3,947	48,620	13,126	122,945
Consumer loans	1,440	687	2,489	644	5,260
Investment securities (2)	10,605	559	38,332	155,731	205,227
Federal funds sold	13,400	0	0	0	13,400
Short-term investments	268	0	0	0	268
Allowance for loan and lease losses	0	0	0	0	(21,654)
Other assets	0	0	0	0	143,498

Total assets	926,906	75,064	720,267	245,496	2,089,577

Liabilities:
Interest-bearing checking	36,808	0	0	0	36,808
Savings	88,720	0	0	0	88,720
Money market accounts	11,503	0	0	0	11,503
Time deposits less than $100,000	36,972	55,300	44,681	0	136,953
Time deposits $100,000 and over	344,315	636,416	300,585	0	1,281,316
Short-term borrowings	78,045	0	0	0	78,045
FHLB advances	20,000	50,000	20,000	0	90,000
Long-term borrowings	36,470	0	0	0	36,470
Noninterest-bearing checking	0	0	0	0	130,857
Other liabilities	0	0	0	0	23,428

Total liabilities	652,833	741,716	365,266	0	1,914,100

Shareholders’ equity	0	0	0	0	175,477

Total sources of funds	652,833	741,716	365,266	0	2,089,577

Net asset (liability) GAP	$274,073	$(666,652)	$355,001	$245,496

Cumulative GAP	$274,073	$(392,579)	$(37,578)	$207,918

Percent of cumulative GAP to total assets	13.1%	(18.8)%	(1.8)%	10.0%

(1)	Floating rate loans that are currently at interest rate ceilings are treated as fixed rate loans and are reflected using maturity date and not repricing frequency.

(2)	Mortgage-backed securities are categorized by average life calculations based upon prepayment trends as of March 31, 2007.
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

24.

MERCANTILE BANK CORPORATION
We conducted multiple simulations as of March 31, 2007, whereby it was assumed that changes in market interest rates occurred ranging from up 200 basis points to down 200 basis points in equal quarterly instalments over the next twelve months. The following table reflects the suggested impact on our net interest income over the next twelve months, which are well within our policy parameters established to manage and monitor interest rate risk.

	Dollar Change In	Percent Change In
Interest Rate Scenario	Net Interest Income	Net Interest Income
Interest rates down 200 basis points	$(1,707,000)	(2.9)%

Interest rates down 100 basis points	(1,057,000)	(1.8)

No change in interest rates	(455,000)	(0.8)

Interest rates up 100 basis points	1,469,000	2.5

Interest rates up 200 basis points	3,362,000	5.6
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
Item 4. Controls and Procedures
As of March 31, 2007, an evaluation was performed under the supervision of and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of March 31, 2007. There have been no significant changes in our controls over financial reporting during the quarter ended March 31, 2007 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

25.

MERCANTILE BANK CORPORATION
PART II – OTHER INFORMATION
Item 1. Legal Proceedings.
From time to time, we may be involved in various legal proceedings that are incidental to our business. In our opinion, we are not a party to any current legal proceedings that are material to our financial condition, either individually or in the aggregate.
Item 1A. Risk Factors.
There have been no material changes in our risk factors from those previously disclosed in our annual report on Form 10-K for the year ended December 31, 2006.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
On January 17, 2007, we issued 1,192 shares of our common stock to one of our employees upon his exercise of employee stock options issued under our 1997 Employee Stock Option Plan. We received a weighted average exercise price of $8.89 per share aggregating $10,598 for these shares. The exercise price for these shares was substantially paid by the employee delivering to us common stock of the company that he already owned having an aggregate value of $10,572, with the difference paid in cash. On February 1, 2007, we issued 2,777 shares of our common stock to one of our employees upon his exercise of employee stock options issued under our 1997 Employee Stock Option Plan. We received a weighted average exercise price of $9.11 per share aggregating $25,299 for these shares. The exercise price for these shares was substantially paid by the employee delivering to us common stock of the company that he already owned having an aggregate value of $25,247, with the difference paid in cash. On February 28, 2007, we issued 22,057 shares of our common stock to one of our employees upon his exercise of employee stock options issued under our 1997 Employee Stock Option Plan. We received a weighted average exercise price of $8.49 per share aggregating $187,185 for these shares. The exercise price for these shares was substantially paid by the employee delivering to us common stock of the company that he already owned having an aggregate value of $187,121, with the difference paid in cash. The shares issued under the 1997 Employee Stock Option Plan were issued in reliance on an exemption from registration under the Securities Act of 1933 based on Section 4(2) of that Act, and Regulation D issued under that Act.
Issuer Purchases of Equity Securities

			(c) Total Number of
	(a) Total		Shares Purchased as	(d) Maximum Number
	Number of	(b) Average	Part of Publicly	of Shares that May Yet
	Shares	Price Paid Per	Announced Plans or	Be Purchased Under the
Period	Purchased	Share	Programs	Plans or Programs
January 1 - 31	2,199	$34.00	0	0
February 1 - 28	14,746	32.64	0	0
March 1 - 31	0	NA	0	0
Total	16,945	32.82	0	0
The shares shown in column (a) above as having been purchased were acquired from three of our employees when they used shares of common stock that they already owned to pay part of the exercise price when exercising stock options issued under our employee stock option plans.

26.

MERCANTILE BANK CORPORATION
Item 3. Defaults upon Senior Securities.
Not applicable.
Item 4. Submission of Matters to a Vote of Security Holders.
Not applicable.
Item 5. Other Information.
Not applicable.
Item 6. Exhibits

EXHIBIT NO.	EXHIBIT DESCRIPTION

3.1	Our Articles of Incorporation are incorporated by reference to Exhibit 3.1 of our Form 10-Q for the quarter ended June 30, 2004

3.2	Our Amended and Restated Bylaws dated as of January 16, 2003 are incorporated by reference to Exhibit 3.2 of our Registration Statement on Form S-3 (Commission File No. 333-103376) that became effective on February 21, 2003

10.1	Executive Officer Bonus Plan for 2007 is incorporated by reference to exhibit 10.1 of our Form 8-K dated January 29, 2007 *

31	Rule 13a-14(a) Certifications

32.1	Section 1350 Chief Executive Officer Certification

32.2	Section 1350 Chief Financial Officer Certification

* - Management contract or compensatory plan

27.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 9, 2007.

MERCANTILE BANK CORPORATION

By:	/s/ Gerald R. Johnson Jr.

Gerald R. Johnson, Jr.
Chairman of the Board and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Charles E. Christmas

Charles E. Christmas
Senior Vice President, Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

EXHIBIT NO.	EXHIBIT DESCRIPTION

3.1	Our Articles of Incorporation are incorporated by reference to Exhibit 3.1 of our Form 10-Q for the quarter ended June 30, 2004

3.2	Our Amended and Restated Bylaws dated as of January 16, 2003 are incorporated by reference to Exhibit 3.2 of our Registration Statement on Form S-3 (Commission File No. 333-103376) that became effective on February 21, 2003

10.1	Executive Officer Bonus Plan for 2007 is incorporated by reference to exhibit 10.1 of our Form 8-K dated January 29, 2007 *

31	Rule 13a-14(a) Certifications

32.1	Section 1350 Chief Executive Officer Certification

32.2	Section 1350 Chief Financial Officer Certification

* - Management contract or compensatory plan