Form 10-Q
period 2007-06-30
MERCANTILE BANK CORP
filed 2007-08-08
CIK 1042729

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2007

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
Yes ☐    No ☑
At August 8, 2007, there were 8,477,175 shares of Common Stock outstanding.

MERCANTILE BANK CORPORATION

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
MERCANTILE BANK CORPORATION
CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2007	2006
	(Unaudited)
ASSETS
Cash and due from banks	$48,190,000	$51,098,000
Short-term investments	251,000	282,000

Total cash and cash equivalents	48,441,000	51,380,000

Securities available for sale	133,247,000	130,967,000
Securities held to maturity (fair value of $63,585,000 at June 30, 2007 and $65,025,000 at December 31, 2006)	63,664,000	63,943,000
Federal Home Loan Bank stock	7,534,000	7,509,000

Total loans and leases	1,776,026,000	1,745,478,000
Allowance for loan and lease losses	(22,800,000)	(21,411,000)

Total loans and leases, net	1,753,226,000	1,724,067,000

Premises and equipment, net	34,797,000	33,539,000
Bank owned life insurance policies	32,330,000	30,858,000
Accrued interest receivable	9,971,000	10,287,000
Other assets	20,310,000	14,718,000

Total assets	$2,103,520,000	$2,067,268,000

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits
Noninterest-bearing	$124,977,000	$133,197,000
Interest-bearing	1,514,033,000	1,513,706,000

Total deposits	1,639,010,000	1,646,903,000

Securities sold under agreements to repurchase	84,987,000	85,472,000
Federal funds purchased	9,100,000	9,800,000
Federal Home Loan Bank advances	135,000,000	95,000,000
Subordinated debentures	32,990,000	32,990,000
Other borrowed money	3,653,000	3,316,000
Accrued expenses and other liabilities	24,249,000	21,872,000

Total liabilities	1,928,989,000	1,895,353,000

Shareholders’ equity
Preferred stock, no par value; 1,000,000 shares authorized, none issued	0	0
Common stock, no par value: 20,000,000 shares authorized; 8,476,673 shares outstanding at June 30, 2007 and 8,042,411 shares outstanding at December 31, 2006	176,461,000	161,223,000
Retained earnings	1,038,000	11,794,000
Accumulated other comprehensive income (loss)	(2,968,000)	(1,102,000)

Total shareholders’ equity	174,531,000	171,915,000

Total liabilities and shareholders’ equity	$2,103,520,000	$2,067,268,000

See accompanying notes to consolidated financial statements.

MERCANTILE BANK CORPORATION
CONSOLIDATED STATEMENTS OF INCOME

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	June 30, 2007	June 30, 2006	June 30, 2007	June 30, 2006
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Interest income
Loans and leases, including fees	$33,513,000	$31,304,000	$66,935,000	$60,031,000
Investment securities	2,485,000	2,299,000	4,991,000	4,536,000
Federal funds sold	82,000	139,000	175,000	271,000
Short-term investments	4,000	4,000	8,000	7,000

Total interest income	36,084,000	33,746,000	72,109,000	64,845,000

Interest expense
Deposits	19,179,000	15,358,000	38,004,000	28,843,000
Short-term borrowings	866,000	720,000	1,698,000	1,321,000
Federal Home Loan Bank advances	1,390,000	1,369,000	2,584,000	2,684,000
Long-term borrowings	701,000	653,000	1,391,000	1,252,000

Total interest expense	22,136,000	18,100,000	43,677,000	34,100,000

Net interest income	13,948,000	15,646,000	28,432,000	30,745,000

Provision for loan and lease losses	2,350,000	1,500,000	3,370,000	2,725,000

Net interest income after provision for loan and lease losses	11,598,000	14,146,000	25,062,000	28,020,000

Noninterest income
Services charges on accounts	393,000	329,000	782,000	645,000
Net gain on sales of commercial loans	0	0	0	29,000
Other income	1,028,000	946,000	2,047,000	1,844,000

Total noninterest income	1,421,000	1,275,000	2,829,000	2,518,000

Noninterest expense
Salaries and benefits	6,521,000	4,683,000	11,905,000	9,448,000
Occupancy	814,000	772,000	1,581,000	1,602,000
Furniture and equipment	501,000	515,000	994,000	1,037,000
Other expense	2,203,000	2,061,000	4,298,000	3,950,000

Total noninterest expenses	10,039,000	8,031,000	18,778,000	16,037,000

Income before federal income tax expense	2,980,000	7,390,000	9,113,000	14,501,000

Federal income tax expense	759,000	2,279,000	2,609,000	4,461,000

Net income	$2,221,000	$5,111,000	$6,504,000	$10,040,000

Basic earnings per share	$0.26	$0.61	$0.77	$1.20

Diluted earnings per share	$0.26	$0.60	$0.77	$1.18

Cash dividends per share	$0.14	$0.12	$0.27	$0.24

Average basic shares outstanding	8,455,891	8,401,047	8,446,419	8,386,996

Average diluted shares outstanding	8,503,138	8,525,811	8,494,276	8,517,021

See accompanying notes to consolidated financial statements.

MERCANTILE BANK CORPORATION
CONSOLIDATED STATEMENTS OF
CHANGES IN SHAREHOLDERS’ EQUITY
(Unaudited)

			Accumulated
			Other	Total
	Common	Retained	Comprehensive	Shareholders’
	Stock	Earnings	Income/(Loss)	Equity
Balance, January 1, 2007	$161,223,000	$11,794,000	$(1,102,000)	$171,915,000

Payment of 5% stock dividend, 401,023 shares	14,948,000	(14,952,000)		(4,000)

Employee stock purchase plan, 1,601 shares	47,000			47,000

Dividend reinvestment plan, 1,492 shares	44,000			44,000

Stock option exercises, 48,135 shares	591,000			591,000

Stock tendered for stock option exercises, 17,132 shares	(561,000)			(561,000)

Stock-based compensation expense	169,000			169,000

Cash dividends ($0.27 per share)		(2,308,000)		(2,308,000)

Comprehensive income:
Net income for the period from January 1, 2007 through June 30, 2007		6,504,000		6,504,000

Change in net unrealized gain (loss) on securities available for sale, net of reclassifications and tax effect			(1,866,000)	(1,866,000)

Total comprehensive income				4,638,000

Balance, June 30, 2007	$176,461,000	$1,038,000	$(2,968,000)	$174,531,000

See accompanying notes to consolidated financial statements.

MERCANTILE BANK CORPORATION
CONSOLIDATED STATEMENTS OF
CHANGES IN SHAREHOLDERS’ EQUITY
(Unaudited)

			Accumulated
			Other	Total
	Common	Retained	Comprehensive	Shareholders’
	Stock	Earnings	Income/(Loss)	Equity
Balance, January 1, 2006	$148,533,000	$8,000,000	$(1,408,000)	$155,125,000

Payment of 5% stock dividend, 398,403 shares	12,014,000	(12,018,000)		(4,000)

Employee stock purchase plan, 1,520 shares	55,000			55,000

Dividend reinvestment plan, 1,240 shares	45,000			45,000

Stock option exercises, 58,544 shares	683,000			683,000

Stock tendered for stock option exercises, 15,015 shares	(560,000)			(560,000)

Stock-based compensation expense	102,000			102,000

Cash dividends ($0.24 per share)		(1,952,000)		(1,952,000)

Comprehensive income:
Net income for the period from January 1, 2006 through June 30, 2006		10,040,000		10,040,000

Change in net unrealized gain (loss) on securities available for sale, net of reclassifications and tax effect			(1,874,000)	(1,874,000)

Total comprehensive income				8,166,000

Balance, June 30, 2006	$160,872,000	$4,070,000	$(3,282,000)	$161,660,000

See accompanying notes to consolidated financial statements.

MERCANTILE BANK CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	June 30, 2007	June 30, 2006	June 30, 2007	June 30, 2006
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Cash flows from operating activities
Net income	$2,221,000	$5,111,000	$6,504,000	$10,040,000
Adjustments to reconcile net income to net cash from operating activities
Depreciation and amortization	778,000	794,000	1,488,000	1,579,000
Provision for loan and lease losses	2,350,000	1,500,000	3,370,000	2,725,000
Net gain on sales of commercial loans	0	0	0	(29,000)
Stock-based compensation expense	85,000	51,000	169,000	102,000
Earnings on bank owned life insurance	(309,000)	(285,000)	(606,000)	(574,000)
Net change in:
Accrued interest receivable	1,026,000	327,000	316,000	(773,000)
Other assets	(3,200,000)	(2,774,000)	(2,116,000)	(1,907,000)
Accrued expenses and other liabilities	821,000	2,571,000	2,377,000	1,484,000

Net cash from operating activities	3,772,000	7,295,000	11,502,000	12,647,000

Cash flows from investing activities
Loan and leases originations and payments, net	(29,532,000)	(59,108,000)	(35,228,000)	(110,375,000)
Purchases of:
Securities available for sale	(4,948,000)	(4,880,000)	(8,457,000)	(13,013,000)
Securities held to maturity	(1,810,000)	(327,000)	(2,407,000)	(1,755,000)
Federal Home Loan Bank stock	(25,000)	0	(25,000)	0
Proceeds from:
Maturities, calls and repayments of available for sale securities	1,832,000	1,599,000	3,375,000	4,087,000
Maturities, calls and repayments of held to maturity securities	2,505,000	730,000	2,660,000	730,000
Purchases of premises and equipment, net	(1,182,000)	(1,591,000)	(2,561,000)	(1,921,000)
Purchases of bank owned life insurance policies	(866,000)	(1,207,000)	(866,000)	(1,207,000)

Net cash for investing activities	(34,026,000)	(64,784,000)	(43,509,000)	(123,454,000)

Cash flows from financing activities
Net increase (decrease) in deposits	(47,147,000)	65,693,000	(7,893,000)	128,560,000
Net increase (decrease) in securities sold under agreements to repurchase	6,942,000	(3,525,000)	(485,000)	(7,770,000)
Net increase (decrease) in federal funds purchased	9,100,000	4,800,000	(700,000)	1,800,000
Proceeds from Federal Home Loan Bank advances	65,000,000	35,000,000	90,000,000	50,000,000
Maturities of Federal Home Loan Bank advances	(20,000,000)	(35,000,000)	(50,000,000)	(50,000,000)
Net increase in other borrowed money	173,000	166,000	337,000	610,000
Employee stock purchase plan	22,000	26,000	47,000	55,000
Dividend reinvestment plan	22,000	24,000	44,000	45,000
Stock option exercises, net	0	123,000	30,000	123,000
Payment of cash dividends	(1,183,000)	(1,041,000)	(2,308,000)	(1,952,000)
Cash paid in lieu of fractional shares on stock dividend	0	0	(4,000)	(4,000)

Net cash from financing activities	12,929,000	66,266,000	29,068,000	121,467,000

See accompanying notes to consolidated financial statements.

MERCANTILE BANK CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	June 30, 2007	June 30, 2006	June 30, 2007	June 30, 2006
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Net change in cash and cash equivalents	(17,325,000)	8,777,000	(2,939,000)	10,660,000
Cash and cash equivalents at beginning of period	65,766,000	38,636,000	51,380,000	36,753,000

Cash and cash equivalents at end of period	$48,441,000	$47,413,000	$48,441,000	$47,413,000

Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest	$22,298,000	$15,876,000	$42,953,000	$30,177,000
Federal income tax	3,820,000	4,875,000	3,820,000	5,875,000
Transfers from loans and leases to foreclosed assets	1,140,000	455,000	2,699,000	455,000
See accompanying notes to consolidated financial statements.

MERCANTILE BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1.	SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation: The unaudited financial statements for the three and six months ended June 30, 2007 include the consolidated results of operations of Mercantile Bank Corporation and its consolidated subsidiaries. These subsidiaries include Mercantile Bank of Michigan (“our bank”), our bank’s three subsidiaries, Mercantile Bank Mortgage Company, LLC (“our mortgage company”), Mercantile Bank Real Estate Co., LLC (“our real estate company”), and Mercantile Insurance Center, Inc. (“our insurance center”). These consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and Item 303(b) of Regulation S-K and do not include all disclosures required by accounting principles generally accepted in the United States of America for a complete presentation of our financial condition and results of operations. In the opinion of management, the information reflects all adjustments (consisting only of normal recurring adjustments) which are necessary in order to make the financial statements not misleading and for a fair presentation of the results of operations for such periods. The results for the periods ended June 30, 2007 should not be considered as indicative of results for a full year. For further information, refer to the consolidated financial statements and footnotes included in our annual report on Form 10-K for the year ended December 31, 2006.

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

Earnings Per Share: Basic earnings per share is based on weighted average common shares outstanding during the period. Diluted earnings per share include the dilutive effect of additional potential common shares issuable under stock options and the dilutive effect of restricted shares to the extent those shares have not vested. Options for 112,514 shares were antidilutive and were not included in determining diluted earnings per share for the three and six month periods ended June 30, 2007, and options for 7,521 shares were antidilutive and were not included in determining diluted earnings per share for the three and six month periods ended June 30, 2006.

Stock Dividend: All per share amounts and average shares outstanding have been adjusted for all periods presented to reflect the 5% stock dividend distributed on May 4, 2007. The Statement of Changes in Shareholders’ Equity reflects a transfer from retained earnings to common stock for the value of the shares distributed to the extent of available retained earnings.

Allowance for Loan and Lease Losses: The allowance for loan and lease losses (“allowance”) is a valuation allowance for probable incurred credit losses, increased by the provision for loan and lease losses and recoveries, and decreased by charge-offs. Management estimates the allowance balance required based on past loan loss experience, the nature and volume of the portfolio, information about specific borrower situations and estimated collateral values, and economic conditions. Allocations of the allowance may be made for specific loans and leases, but the entire allowance is available for any loan or lease that, in management’s judgment, should be charged-off. Loan and lease losses are charged against the allowance when management believes the uncollectibility of a loan or lease balance is likely.

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

New Accounting Pronouncements: We adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), on January 1, 2007. The adoption of FIN 48 had no affect on the financial statements. We have no unrecognized tax benefits and do not anticipate any increase in unrecognized benefits during 2007 relative to any tax positions taken prior to January 1, 2007. Should the accrual of any interest or penalties relative to unrecognized tax benefits be necessary, it is our policy to record such accruals in our income tax accounts; no such accruals exist as of June 30, 2007. We file U.S. federal income tax returns which are subject to examination for all years after 2002.

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

Our total loans and leases at June 30, 2007 were $1,776.0 million compared to $1,745.5 million at December 31, 2006, an increase of $30.5 million, or 1.8%. The components of our outstanding balances at June 30, 2007 and December 31, 2006, and the percentage change in loans and leases from the end of 2006 to the end of the second quarter 2007 are as follows:

					Percent
	June 30, 2007		December 31, 2006		Increase/
	Balance	%	Balance	%	(Decrease)
Real Estate:
Construction and land development	$295,219,000	16.6%	$299,792,000	17.1%	(1.5)%
Secured by 1-4 family properties	124,873,000	7.0	131,829,000	7.6	(5.3)
Secured by multi-family properties	40,744,000	2.3	39,941,000	2.3	2.0
Secured by nonresidential properties	843,018,000	47.5	793,000,000	45.4	6.3
Commercial	464,242,000	26.2	471,272,000	27.0	(1.5)
Leases	2,521,000	0.1	1,388,000	0.1	81.6
Consumer	5,409,000	0.3	8,256,000	0.5	(34.5)

Total loans and leases	$1,776,026,000	100.0%	$1,745,478,000	100.0%	1.8%

3.	ALLOWANCE FOR LOAN AND LEASE LOSSES

The following is a summary of the change in our allowance for loan and lease losses account for the three and six months ended June 30:

	Three months ended		Six months ended
	June 30,	June 30,	June 30,	June 30,
	2007	2006	2007	2006
Beginning balance	$21,654,000	$20,995,000	$21,411,000	$20,527,000
Charge-offs	(1,358,000)	(1,083,000)	(2,492,000)	(1,863,000)
Recoveries	154,000	95,000	511,000	118,000
Provision for loan and lease losses	2,350,000	1,500,000	3,370,000	2,725,000

Balance at June 30	$22,800,000	$21,507,000	$22,800,000	$21,507,000

MERCANTILE BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
4.	PREMISES AND EQUIPMENT — NET

Premises and equipment are comprised of the following:

	June 30,	December 31,
	2007	2006
Land and improvements	$8,531,000	$8,021,000
Buildings and leasehold improvements	24,135,000	23,036,000
Furniture and equipment	11,639,000	10,773,000

	44,305,000	41,830,000
Less: accumulated depreciation	9,508,000	8,291,000

Premises and equipment, net	$34,797,000	$33,539,000

Depreciation expense totaled $0.7 million during the second quarter of 2007 and 2006, and $1.3 million during the first six months of 2007 and 2006.

5.	DEPOSITS

Our total deposits at June 30, 2007 were $1,639.0 million compared to $1,646.9 million at December 31, 2006, a decrease of $7.9 million, or 0.5%. The components of our outstanding balances at June 30, 2007 and December 31, 2006, and percentage change in deposits from the end of 2006 to the end of the second quarter 2007 are as follows:

					Percent
	June 30, 2007		December 31, 2006		Increase/
	Balance	%	Balance	%	(Decrease)
Noninterest-bearing demand	$124,977,000	7.6	$133,197,000	8.1%	(6.2)%
Interest-bearing checking	35,073,000	2.1	39,943,000	2.4	(12.2)
Money market	11,359,000	0.7	9,409,000	0.6	20.7
Savings	83,081,000	5.1	92,370,000	5.6	(10.1)
Time, under $100,000	54,034,000	3.3	47,840,000	2.9	12.9
Time, $100,000 and over	321,099,000	19.6	310,326,000	18.8	3.5

	629,623,000	38.4	633,085,000	38.4	(0.5)
Out-of-area time, under $100,000	77,261,000	4.7	82,330,000	5.0	(6.2)
Out-of-area time, $100,000 and over	932,126,000	56.9	931,488,000	56.6	0.1

	1,009,387,000	61.6	1,013,818,000	61.6	(0.5)

Total deposits	$1,639,010,000	100.0%	$1,646,903,000	100.0%	(0.5)%

MERCANTILE BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
6.	SHORT-TERM BORROWINGS

Information relating to our securities sold under agreements to repurchase follows:

	June 30,	December 31,
	2007	2006
Outstanding balance at end of period	$84,987,000	$85,472,000
Average interest rate at end of period	3.89%	3.88%

Average balance during the period	$81,589,000	$72,228,000
Average interest rate during the period	3.88%	3.71%

Maximum month end balance during the period	$85,924,000	$85,472,000
Securities sold under agreements to repurchase (“repurchase agreements”) generally have original maturities of less than one year. Repurchase agreements are treated as financings and the obligations to repurchase securities sold are reflected as liabilities. Securities involved with the agreements are recorded as assets of our bank and are held in safekeeping by correspondent banks. Repurchase agreements are offered principally to certain large deposit customers as uninsured deposit equivalent investments. Repurchase agreements were secured by securities with a market value of $87.8 million and $91.2 million as of June 30, 2007 and December 31, 2006, respectively.

7.	FEDERAL HOME LOAN BANK ADVANCES

Our outstanding balances at June 30, 2007 and December 31, 2006 were as follows:

	June 30,	December 31,
	2007	2006
Maturities July 2007 through June 2009, fixed rates from 4.10% to 5.69%, averaging 5.11%	$135,000,000	$0

Maturities January 2007 through May 2008, fixed rates from 3.70% to 5.69%, averaging 4.90%	0	95,000,000

Total Federal Home Loan Bank advances	$135,000,000	$95,000,000

Each advance is payable at its maturity date, and is subject to a prepayment fee if paid prior to the maturity date. The advances are collateralized by residential mortgage loans, first mortgage liens on multi-family residential property loans, first mortgage liens on commercial real estate property loans, and substantially all other assets of our bank, under a blanket lien arrangement. Our borrowing line of credit as of June 30, 2007 totaled $313.8 million, with availability approximating $167.9 million.

MERCANTILE BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
7.	FEDERAL HOME LOAN BANK ADVANCES (Continued)

Maturities of FHLB advances currently outstanding during the next five years are:

2007	$40,000,000
2008	60,000,000
2009	35,000,000
2010	0
2011	0
8.	COMMITMENTS AND OFF-BALANCE-SHEET RISK

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

These instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized, if any, in the balance sheet. Our bank’s maximum exposure to loan loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual notional amount of those instruments. Our bank uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments. Collateral, such as accounts receivable, securities, inventory, and property and equipment, is generally obtained based on management’s credit assessment of the borrower. If required, estimated loss exposure resulting from these instruments is expensed and recorded as a liability. The balance of the liability account was $0.5 million as of June 30, 2007 and December 31, 2006.

A summary of the contractual amounts of our financial instruments with off-balance-sheet risk at June 30, 2007 and December 31, 2006 follows:

	June 30,	December 31,
	2007	2006
Commercial unused lines of credit	$368,232,000	$345,195,000
Unused lines of credit secured by 1-4 family residential properties	31,038,000	29,314,000
Credit card unused lines of credit	8,973,000	8,510,000
Other consumer unused lines of credit	5,367,000	7,197,000
Commitments to make loans	76,507,000	60,850,000
Standby letters of credit	84,446,000	73,241,000

Total loan and leases commitments	$574,563,000	$524,307,000

MERCANTILE BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
9.	REGULATORY MATTERS

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

Our actual capital levels and minimum required levels were (dollars in thousands):

					Minimum Required
					to be Well
			Minimum Required		Capitalized Under
			for Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Regulations
	Amount	Ratio	Amount	Ratio	Amount	Ratio
June 30, 2007
Total capital (to risk weighted assets)
Consolidated	$232,299	11.4%	$163,388	8.0%	$ NA	NA
Bank	229,007	11.2	163,106	8.0	203,882	10.0%
Tier 1 capital (to risk weighted assets)
Consolidated	209,499	10.3	81,694	4.0	NA	NA
Bank	206,207	10.1	81,553	4.0	122,330	6.0
Tier 1 capital (to average assets)
Consolidated	209,499	10.1	83,009	4.0	NA	NA
Bank	206,207	10.0	82,939	4.0	103,674	5.0

MERCANTILE BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
9.	REGULATORY MATTERS (Continued)

					Minimum Required
					to be Well
			Minimum Required		Capitalized Under
			for Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Regulations
	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2006
Total capital (to risk weighted assets)
Consolidated	$226,428	11.5%	$158,196	8.0%	$ NA	NA
Bank	222,812	11.3	158,019	8.0	197,524	10.0%
Tier 1 capital (to risk weighted assets)
Consolidated	205,017	10.4	79,098	4.0	NA	NA
Bank	201,401	10.2	79,010	4.0	118,514	6.0
Tier 1 capital (to average assets)
Consolidated	205,017	10.0	81,682	4.0	NA	NA
Bank	201,401	9.9	81,623	4.0	102,029	5.0
The consolidated capital levels as of June 30, 2007 and December 31, 2006 include the $32.0 million in trust preferred securities issued by the trust subject to certain limitations. Federal Reserve guidelines limit the amount of trust preferred securities which can be included in our Tier 1 capital to 25% of total Tier 1 capital. As of June 30, 2007 and December 31, 2006, all $32.0 million of the trust preferred securities were included as Tier 1 capital.
Our and our bank’s ability to pay cash and stock dividends is subject to limitations under various laws and regulations and to prudent and sound banking practices. We declared a 5% stock dividend on April 10, 2007, that was distributed on May 4, 2007 to record holders as of April 23, 2007. All earnings per share and dividend per share information have been adjusted for the 5% stock dividend. We have also paid two cash dividends on our common stock during 2007. On January 9, 2007, we declared a $0.14 per share cash dividend on our common stock, which was paid on March 9, 2007 to record holders as of February 9, 2007. On April 10, 2007, we declared a $0.14 per share cash dividend on our common stock, which was paid on June 8, 2007 to record holders as of May 10, 2007. On July 10, 2007, we declared a $0.14 per share cash dividend on our common stock, which is payable on September 10, 2007 to record holders as of August 10, 2007.

MERCANTILE BANK CORPORATION
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operation
Forward-Looking Statements
This report contains forward-looking statements that are based on management’s beliefs, assumptions, current expectations, estimates and projections about the financial services industry, the economy, and our company. Words such as “anticipates”, “believes”, “estimates”, “expects”, “forecasts”, “intends”, “is likely”, “plans”, “projects”, and variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions (“Future Factors”) that are difficult to predict with regard to timing, extent, likelihood and degree of occurrence. Therefore, actual results and outcomes may materially differ from what may be expressed or forecasted in such forward-looking statements. We undertake no obligation to update, amend, or clarify forward-looking statements, whether as a result of new information, future events (whether anticipated or unanticipated), or otherwise.
Future Factors include, among others, changes in interest rates and interest rate relationships; demand for products and services; the degree of competition by traditional and non-traditional competitors; changes in banking regulations; changes in tax laws; changes in prices, levies, and assessments; the impact of technological advances; governmental and regulatory policy changes; the outcomes of contingencies; trends in customer behavior as well as their ability to repay loans; changes in the national and local economies; and risk factors described in our annual report on Form 10-K for the year ended December 31, 2006. These are representative of the Future Factors that could cause a difference between an ultimate actual outcome and a preceding forward-looking statement.
Introduction
The following discussion compares the financial condition of Mercantile Bank Corporation and its consolidated subsidiaries, Mercantile Bank of Michigan (“our bank”), our bank’s three subsidiaries Mercantile Bank Mortgage Company, LLC (“our mortgage company”), Mercantile Bank Real Estate Co., LLC (“our real estate company”) and Mercantile Insurance Center, Inc. (“our insurance center”), at June 30, 2007 to December 31, 2006 and the results of operations for the three and six months ended June 30, 2007 and June 30, 2006. This discussion should be read in conjunction with the interim consolidated financial statements and footnotes included in this report. Unless the text clearly suggests otherwise, references in this report to “us,” “we,” “our,” or “the company” include Mercantile Bank Corporation and its consolidated subsidiaries referred to above.
Critical Accounting Policies
Generally accepted accounting principles are complex and require management to apply significant judgment to various accounting, reporting and disclosure matters. Management must use assumptions and estimates to apply these principles where actual measurements are not possible or practical. The Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our unaudited financial statements included in this report. For a complete discussion of our significant accounting policies, see footnotes to our Consolidated Financial Statements included on pages F-35 through F-40 in our Form 10-K for the fiscal year ended December 31, 2006 (Commission file number 000-26719). Below is a discussion of our allowance for loan and lease losses policy. This policy is critical because it is highly dependent upon subjective or complex judgments, assumptions and estimates. Changes in such estimates may have a significant impact on the financial statements, and actual results may differ from those estimates. Management has reviewed the application of this policy with the Audit Committee of our Board of Directors.

MERCANTILE BANK CORPORATION
Allowance for Loan and Lease Losses: The allowance for loan and lease losses (“allowance”) is a valuation allowance for probable incurred credit losses, increased by the provision for loan and lease losses and recoveries, and decreased by charge-offs. Management estimates the allowance balance required based on past loan loss experience, the nature and volume of the portfolio, information about specific borrower situations and estimated collateral values, and economic conditions. Allocations of the allowance may be made for specific loans and leases, but the entire allowance is available for any loan or lease that, in management’s judgment, should be charged-off. Loan and lease losses are charged against the allowance when management believes the uncollectibility of a loan or lease balance is likely.
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
Financial Condition
During the first six months of 2007, our assets increased from $2,067.3 million on December 31, 2006, to $2,103.5 million on June 30, 2007. This represents an increase in total assets of $36.2 million, or 1.8%. The asset growth was comprised primarily of a $29.2 million increase in net loans, a $2.4 million increase in other real estate owned and repossessed assets and a $2.0 million increase in securities. The growth in total assets was primarily funded by a $40.0 million increase in Federal Home Loan Bank advances, partially offset by a $7.9 million decrease in deposits.
Commercial loans and leases increased by $40.2 million during the first six months of 2007, and at June 30, 2007 totaled $1,645.7 million, or 92.7% of the total loan and lease portfolio. The growth in our commercial loan and lease portfolio has slowed over the past several quarters, primarily reflecting the competitive pricing and underwriting environments within our markets. These competitive pressures, from financial institutions and other entities such as private equity funds, have negatively impacted the volume of loans we have booked and accelerated the level of loan payoffs. Despite these competitive pressures, we remain committed to our traditionally high standards of underwriting and believe the long term benefits of this conservative posture outweigh the likely short term negative impact to our net interest income and net income.
The continued significant concentration of the loan and lease portfolio in commercial loans and leases and the typical rapid growth of this portion of our lending business is consistent with our stated strategy of focusing a substantial amount of efforts on “wholesale” banking. Corporate and business lending continues to be an area of expertise of our senior management team, and our commercial lenders have extensive commercial lending experience, with most having at least 10 years’ experience. Of each of the loan categories that we originate, commercial loans and leases are most efficiently originated and managed; thus limiting overhead costs by necessitating the attention of fewer full-time employees. Our commercial lending business generates the greatest amount of local deposits and is our primary source of demand deposits.

MERCANTILE BANK CORPORATION
Residential mortgage loans and consumer loans decreased an aggregate $9.8 million during the first six months of 2007. As of June 30, 2007, residential mortgage and consumer loans totaled a combined $130.3 million, or 7.3% of the total loan and lease portfolio. Although we plan to increase our non-commercial loan portfolios in future periods, we expect the commercial sector of our lending efforts and resultant assets to remain the dominant loan portfolio category given our wholesale banking strategy.
Net loan and lease charge-offs during the first six months of 2007 totaled $2.0 million, or 0.23% of average total loans and leases on an annualized basis. During the first six months of 2006, net loan and lease charge-offs totaled $1.7 million, or 0.22% of average total loans and leases on an annualized basis. Nonperforming assets, including $3.4 million of foreclosed real estate and repossessed assets, totaled $24.0 million, or 1.14% of total assets, as of June 30, 2007. At March 31, 2007, non-performing assets totaled $12.6 million, or 0.60% of total assets, including $2.5 million of foreclosed real estate and repossessed assets. At June 30, 2006, non-performing assets totaled $8.7 million, or 0.44% of total assets, including $0.2 million of foreclosed real estate and repossessed assets. The majority of the recent increase in non-performing assets can be attributed to two loans totaling $8.0 million that were placed into non-accrual status during the second quarter of 2007. Over 90 percent of non-performing loans are collateralized by real estate; although the resolution of distressed real estate loans is a relatively lengthy process, we believe we are adequately reserved as present market conditions stand.
We believe we have instilled a strong credit culture within our lending departments as it pertains to the underwriting and administration processes, which in part is reflected in our historically low loan and lease net charge-off and delinquency ratios. Over 98% of the loan portfolio consists of loans extended directly to companies and individuals doing business and residing within our market area. The remaining portion is primarily comprised of commercial loans participated with certain commercial banks outside the immediate area, which we underwrite using the same loan underwriting criteria as though our bank was the originating bank.
Securities increased $2.0 million during the first six months of 2007, totaling $204.4 million as of June 30, 2007. Purchases during the first six months of 2007 totaled $10.9 million, while proceeds from maturities, calls and repayments of securities totaled $6.0 million. Our securities portfolio primarily consists of U.S. Government Agency bonds, mortgage-backed securities issued or guaranteed by U.S. Government Agencies, investment-grade tax-exempt municipal securities and Federal Home Loan Bank of Indianapolis (“FHLBI”) stock.
Cash and cash equivalents decreased $2.9 million during the first six months of 2007, totaling $48.4 million on June 30, 2007. Cash and due from bank balances were down $2.9 million, while short-term investments were unchanged. We did not have federal funds sold on either June 30, 2007 or December 31, 2006; however, our average federal funds sold position during the first six months of 2007 equaled $6.7 million. Our commercial lending and wholesale funding focus results in relatively large day-to-day fluctuations of our cash and cash equivalent balances. The average cash and cash equivalents during the first six months of 2007 equaled $45.5 million.
Premises and equipment at June 30, 2007 equaled $34.8 million, an increase of $1.3 million over the past six months. Purchases of premises and equipment during the first six months of 2007 totaled $2.6 million, primarily reflecting a portion of the construction costs associated with our new banking facility located in East Lansing, Michigan, which opened in May 2007. Depreciation expense during the first six months of 2007 equaled $1.3 million.

MERCANTILE BANK CORPORATION
Deposits decreased $7.9 million during the first six months of 2007, totaling $1,639.0 million at June 30, 2007. Local deposits decreased $3.5 million, while out-of-area deposits decreased $4.4 million. As a percent of total deposits, local deposits equaled 38.4% on June 30, 2007, unchanged from the level as of December 31, 2006. Noninterest-bearing demand deposits, comprising 7.6% of total deposits, decreased $8.2 million during the first six months of 2007. Savings deposits (5.1% of total deposits) decreased $9.3 million, interest-bearing checking deposits (2.1% of total deposits) decreased $4.9 million and money market deposit accounts (0.7% of total deposits) increased $2.0 million during the first six months of 2007. Local certificates of deposit, comprising 22.9% of total deposits, increased $17.0 million during the first six months of 2007. The increase in local certificates of deposit is primarily attributable to increases in balances from municipalities and transfers of monies by consumer and commercial customers from savings accounts to certificate of deposit products, the latter of which primarily reflecting that rates offered on certificates of deposit products are higher than the rates offered on savings accounts. Our commercial lending and wholesale funding focus results in relatively large day-to-day fluctuations of our noninterest-bearing demand deposits and to a lesser degree our savings deposits.
Out-of-area deposits decreased $4.4 million during the first six months of 2007, totaling $1,009.4 million as of June 30, 2007. Out-of-area deposits consist primarily of certificates of deposit obtained from depositors located outside our market area and placed by deposit brokers for a fee, but also include certificates of deposit obtained from the deposit owners directly. Out-of-area deposits are utilized to support our asset growth, and are generally a lower cost source of funds when compared to the deposit interest rates that would have to be offered in the local market to generate a sufficient level of funds. During the first six months of 2007, rates paid on new out-of-area certificates of deposit were similar to the rates paid on new certificates of deposit issued to local customers. Overhead costs associated with the out-of-area deposits are considerably less than the overhead costs that would be incurred to administer a similar level of local deposits. Although local deposits generally have and are expected to increase as new business, governmental and consumer deposit relationships are established, our relatively high reliance on out-of-area deposits is expected to continue.
Securities sold under agreements to repurchase (“repurchase agreements”) decreased by $0.5 million during the first six months of 2007, totaling $85.0 million as of June 30, 2007. As part of our sweep account program, collected funds from certain business noninterest-bearing checking accounts are invested into over-night interest-bearing repurchase agreements. Although not considered a deposit account and therefore not afforded federal deposit insurance, the repurchase agreements have characteristics very similar to that of our business checking deposit accounts.
Advances obtained from the FHLBI totaled $135.0 million as of June 30, 2007, an increase of $40.0 million from the $95.0 million outstanding as of December 31, 2006. The FHLBI advances are collateralized by residential mortgage loans, first mortgage liens on multi-family residential property loans and first mortgage liens on commercial real estate property loans, and substantially all other assets of our bank, under a blanket lien arrangement. Our borrowing line of credit as of June 30, 2007 totaled $313.8 million, with availability approximating $167.9 million. FHLBI advances, along with out-of-area deposits, are the primary components of our wholesale funding program.

MERCANTILE BANK CORPORATION
Liquidity
Liquidity is measured by our ability to raise funds through deposits, borrowed funds, capital or cash flow from the repayment of loans and securities. These funds are used to meet deposit withdrawals, maintain reserve requirements, fund loans and securities, and support our operations. Liquidity is primarily achieved through the growth of deposits (both local and out-of-area), advances from the FHLBI and federal funds purchased, as well as liquid assets such as securities available for sale, matured securities, and federal funds sold. Asset and liability management is the process of managing our balance sheet to achieve a mix of earning assets and liabilities that maximizes profitability, while providing adequate liquidity.
Our liquidity strategy is to fund asset growth with deposits, repurchase agreements and FHLBI advances and to maintain an adequate level of short- and medium-term investments to meet typical daily loan and deposit activity. Although deposit and repurchase agreement growth from depositors located in our market area has generally consistently increased, this growth has not been sufficient to meet our substantial loan growth and provide monies for additional investing activities. To assist in providing the additional needed funds, we have regularly obtained monies from wholesale funding sources. Wholesale funds, comprised of certificates of deposit from customers outside of our market area and advances from the FHLBI, totaled $1,144.4 million, or 61.1% of combined deposits and borrowed funds as of June 30, 2007. As of December 31, 2006, wholesale funds totaled $1,108.8 million, or 60.2% of combined deposits and borrowed funds. Reliance on wholesale funds is expected to continue due to our anticipated future asset growth.
As a member of the FHLBI, our bank has access to the FHLBI’s borrowing programs. At June 30, 2007, advances from the FHLBI totaled $135.0 million, up from the $95.0 million outstanding as of December 31, 2006. Based on available collateral at June 30, 2007, our bank could borrow an additional $167.9 million.
Our bank has the ability to borrow money on a daily basis through correspondent banks via established unsecured federal funds purchased lines, totaling $72.0 million as of June 30, 2007. The average balance of federal funds purchased during the first six months of 2007 equaled $4.6 million, compared to a $6.7 million average federal funds sold position during the same time period.
In addition to typical loan funding and deposit flow, we must maintain liquidity to meet the demands of certain unfunded loan commitments and standby letters of credit. As of June 30, 2007, our bank had a total of $490.1 million in unfunded loan commitments and $84.4 million in unfunded standby letters of credit. Of the total unfunded loan commitments, $413.6 million were commitments available as lines of credit to be drawn at any time as customers’ cash needs vary, and $76.5 million were for loan commitments expected to close and become funded within the next twelve months. We monitor fluctuations in loan balances and commitment levels and include such data in managing our overall liquidity.
Capital Resources
Shareholders’ equity is a noninterest-bearing source of funds that provides support for asset growth. Shareholders’ equity increased by $2.6 million during the first six months of 2007, from $171.9 million on December 31, 2006, to $174.5 million at June 30, 2007. The increase is primarily attributable to net income of $6.5 million recorded during the first six months of 2007. Shareholders’ equity also increased $0.1 million from the issuance of new shares of common stock resulting from our dividend reinvestment plan, employee stock purchase plan and stock option exercises. Shareholders’ equity was negatively impacted during the first six months of 2007 by the payment of cash dividends totaling $2.3 million and a $1.9 million mark-to-market adjustment for available for sale securities as defined in SFAS No. 115.

MERCANTILE BANK CORPORATION
We are subject to regulatory capital requirements primarily administered by federal bank regulatory agencies. Failure to meet the various capital requirements can initiate regulatory action that could have a direct material effect on the financial statements. The capital ratios of the company and our bank as of June 30, 2007 and December 31, 2006 are disclosed under Note 9 of the Notes to Consolidated Financial Statements.
Our and our bank’s ability to pay cash and stock dividends is subject to limitations under various laws and regulations and to prudent and sound banking practices. We declared a 5% stock dividend on April 10, 2007, that was distributed on May 4, 2007 to record holders as of April 23, 2007. All earnings per share and dividend per share information have been adjusted for the 5% stock dividend. We paid a $0.14 per share cash dividend on March 9, 2007 and on June 8, 2007. On July 10, 2007, we declared a $0.14 per share cash dividend payable on September 10, 2007 to record holders as of August 10, 2007.
Results of Operations
Net income for the second quarter of 2007 was $2.2 million ($0.26 per basic and diluted share), which represents a 56.5% decrease from net income of $5.1 million ($0.61 per basic share and $0.60 per diluted share) recorded during the second quarter of 2006. Net income for the first six months of 2007 was $6.5 million ($0.77 per basic and diluted share), which represents a 35.2% decrease from net income of $10.0 million ($1.20 per basic share and $1.18 per diluted share) recorded during the first six months of 2006. The decline in net income during both time periods is primarily the result of lower net interest income and a higher provision for loan and lease losses. In addition, net income for the second quarter of 2007 and the first six months of 2007 include a one-time $1.2 million ($0.8 million after-tax) expense associated with the financial retirement package for former Chairman and Chief Executive Officer, Gerald Johnson Jr., which was recorded during the second quarter of 2007 in conjunction with Mr. Johnson’s retirement effective June 30, 2007. Excluding this one-time expense, net income for the second quarter of 2007 was $3.0 million ($0.36 per basic and diluted share), while net income for the first six months of 2007 was $7.3 million ($0.86 per basic and diluted share).
Interest income during the second quarter of 2007 was $36.1 million, an increase of 6.9% over the $33.7 million earned during the second quarter of 2006. Interest income during the first six months of 2007 was $72.1 million, an increase of 11.2% over the $64.8 million earned during the first six months of 2006. The growth in interest income during both time periods is primarily attributable to growth in earning assets. During the second quarter of 2007, earning assets averaged $1,965.3 million, $123.6 million higher than average earning assets of $1,841.7 million during the second quarter of 2006. Average loans were up $112.0 million and average securities increased $16.6 million. During the first six months of 2007, earning assets averaged $1,959.4 million, $149.0 million higher than average earning assets of $1,810.4 million during the same time period in 2006. Average loans were up $135.8 million and average securities increased $18.1 million. During the second quarter of 2007 and 2006, earning assets had an average yield (tax equivalent-adjusted basis) of 7.43% and 7.42%, respectively. During the first six months of 2007 and 2006, earning assets had an average yield of 7.48% and 7.29%, respectively. With approximately 65% of our total loans and leases tied to the prime rate, our asset yield has benefited from increases in the prime rate. Between January 1, 2006 and June 30, 2006, the Federal Open Market Committee raised the target federal funds rate by a total of 100 basis points, with the prime rate increasing by the same magnitude. During the period of June 30, 2004 through June 30, 2006, the target federal funds rate was increased a total of 425 basis points. In comparison to the average yield on assets during the second quarter of 2006, the average yield on assets during the second quarter of 2007 was lower by about 6 basis points due to an increase in non-performing assets.

MERCANTILE BANK CORPORATION
Interest expense during the second quarter of 2007 was $22.1 million, an increase of 22.3% over the $18.1 million expensed during the second quarter of 2006. Interest expense during the first six months of 2007 was $43.7 million, an increase of 28.1% over the $34.1 million expensed during the first six months of 2006. The growth in interest expense is primarily attributable to an increase in interest-bearing liabilities necessitated by asset growth and a higher interest rate environment. During the second quarter of 2007, interest-bearing liabilities averaged $1,759.1 million, $114.3 million higher than average interest-bearing liabilities of $1,644.8 million during the second quarter of 2006. Average interest-bearing deposits were up $123.2 million and average short-term borrowings increased $11.4 million, partially offset by a $20.8 million decline in average FHLBI advances. During the first six months of 2007, interest-bearing liabilities averaged $1,754.3 million, $137.6 million higher than average interest-bearing liabilities of $1,616.7 million during the same time period in 2006. Average interest-bearing deposits were up $153.8 million and average short-term borrowings increased $12.4 million, while average FHLBI advances declined $29.4 million. During the second quarter of 2007 and 2006, interest-bearing liabilities had an average rate of 5.05% and 4.41%, respectively. During the first six months of 2007 and 2006, interest-bearing liabilities had an average rate of 5.02% and 4.25%, respectively. The higher average cost of interest-bearing liabilities is primarily due to the increase in market interest rates.
Net interest income during the second quarter of 2007 was $13.9 million, a decrease of 10.9% from the $15.6 million earned during the second quarter of 2006. Net interest income during the first six months of 2007 was $28.4 million, a decrease of 7.5% from the $30.7 million earned during the same time period in 2006. The decrease in net interest income during both time periods was primarily due to a decline in the net interest margin, which more than offset the positive impact from growth in earning assets. The net interest margin during the second quarter of 2007 was 2.91%, compared to 3.47% during the second quarter of 2006. During the first six months of 2007, the net interest margin was 2.99%, compared to 3.49% during the same time period in 2006. The decline in our net interest margin during both time periods primarily reflects our cost of funds increasing more than the improvement in our yield on assets. During the first six months of 2006, our yield on assets increased in conjunction with the increase in the prime rate. However, our yield on assets has remained relatively stable since then, reflecting the unchanged prime rate since June 30, 2006. Our cost of funds increased during the first six months of 2006, reflecting the increase in market interest rates. While deposit and borrowed fund rates have also remained relatively stable since June 30, 2006, our cost of funds has continued to increase as maturing fixed rate certificates of deposit and FHLBI advances that were originated in lower interest rate environments are renewed or replaced with similar products in the current higher interest rate environment.
The following table sets forth certain information relating to our consolidated average interest-earning assets and interest-bearing liabilities and reflects the average yield on assets and average cost of liabilities for the second quarter of 2007 and 2006. Such yields and costs are derived by dividing income or expense by the average daily balance of assets or liabilities, respectively, for the period presented. Tax-exempt securities interest income and yield have been computed on a tax equivalent basis using a marginal tax rate of 35%. Securities interest income was increased by $300,000 and $301,000 in the second quarter of 2007 and 2006, respectively, for this adjustment.

MERCANTILE BANK CORPORATION

	Quarters ended June 30,
		2007			2006
	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate
	(dollars in thousands)
ASSETS
Loans and leases	$1,755,033	$33,513	7.66%	$1,643,022	$31,304	7.64%
Securities	203,715	2,785	5.47	187,102	2,600	5.56
Federal funds sold	6,227	82	5.20	11,230	139	4.96
Short term investments	370	4	4.75	312	4	4.80

Total interest-earning assets	1,965,345	36,384	7.43	1,841,666	34,047	7.42

Allowance for loan losses	(22,329)			(21,457)
Other assets	132,201			119,204

Total assets	$2,075,217			$1,939,413

LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing deposits	$1,527,074	$19,179	5.04%	$1,403,912	$15,358	4.39%
Short-term borrowings	87,321	866	3.98	75,894	720	3.81
FHLB advances	108,187	1,390	5.08	129,121	1,369	4.25
Long-term borrowings	36,517	701	7.59	35,830	653	7.31

Total interest-bearing liabilities	1,759,099	22,136	5.05	1,644,757	18,100	4.41

Noninterest-bearing deposits	116,448			117,125
Other liabilities	24,236			17,492
Shareholders’ equity	175,434			160,039

Total liabilities and shareholders’ equity	$2,075,217			$1,939,413

Net interest income		$14,248			$15,947

Net interest rate spread			2.38%			3.01%

Net interest rate margin on average assets			2.75%			3.30%

Net interest margin on earning assets			2.91%			3.47%

Provisions to the allowance during the second quarter of 2007 were $2.4 million, an increase of 56.7% over the $1.5 million that was expensed during the second quarter of 2006. Provisions to the allowance during the first six months of 2007 were $3.4 million, an increase of 23.7% over the $2.7 million that was expensed during the same time period in 2006. The increase during both time periods primarily reflects a higher volume of non-performing loans, necessitating a higher allowance balance. Non-performing loans as of June 30, 2007 totaled $20.6 million, compared to $8.6 million as of December 31, 2006 and $8.5 million as of June 30, 2006. Net loan and lease charge-offs of $1.2 million were recorded during the second quarter of 2007, compared to net loan and lease charge-offs of $1.0 million during the second quarter of 2006. During the first six months of 2007, net loan and lease charge-offs totaled $2.0 million, compared to net loan and lease charge-offs of $1.7 million during the same time period in 2006. The allowance, as a percentage of total loans and leases outstanding, equaled 1.28% as of June 30, 2007, increasing four basis points during the second quarter of 2007 and increasing by one basis point during the first quarter of 2007.

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
The Reserve Analysis, used since our inception and completed monthly, applies reserve allocation factors to outstanding loan and lease balances to calculate an overall allowance dollar amount. For commercial loans and leases, which continue to comprise a vast majority of our loan and lease portfolio, reserve allocation factors are based upon the loan ratings as determined by our standardized loan grade paradigms. For retail loans, reserve allocation factors are based upon the type of credit. Adjustments for specific loan relationships, including impaired loans and leases, are made on a case-by-case basis. The reserve allocation factors are primarily based on the recent levels and historical trends of net loan and lease charge-offs and non-performing assets with a customized peer group consisting of ten similarly–sized publicly traded banking organizations conducting business in the states of Michigan, Illinois, Indiana or Ohio, the review and consideration of our loan migration analysis and the experience of senior management making similar loans and leases for an extensive period of time. We regularly review the Reserve Analysis and make adjustments based upon identifiable trends and experience.
Noninterest income during the second quarter of 2007 was $1.42 million, an increase of 11.5% over the $1.28 million earned during the second quarter of 2006. Noninterest income during the first six months of 2007 was $2.83 million, an increase of 12.4% over the $2.52 million earned during the same time period in 2006. Service charge income on deposits and repurchase agreements increased $64,000 (19.5%) during the second quarter of 2007 when compared to the second quarter of 2006, and increased $137,000 (21.2%) during the first six months of 2007 when compared to the same time period during 2006, primarily reflecting an increase in the number of accounts during the past twelve months and modest increases in our fee structure. We recorded increased fee income in virtually all other major fee income categories during both time periods with the exception of a relatively small decline in mortgage banking-related fee income.

MERCANTILE BANK CORPORATION
Noninterest expense during the second quarter of 2007 was $10.0 million, an increase of 25.0% over the $8.0 million expensed during the second quarter of 2006. Noninterest expense during the first six months of 2007 was $18.8 million, an increase of 17.1% over the $16.0 million expensed during the same time period in 2006. Employee salary and benefit expenses were $1.8 million higher during the second quarter of 2007 than the level expensed during the second quarter of 2006, and were $2.5 million higher during the first six months of 2007 than the level expensed during the first six months of 2006. The salary and benefit expenses for the second quarter of 2007 and the first six months of 2007 include a one-time $1.2 million expense associated with the financial retirement package for former Chairman and Chief Executive Officer, Gerald Johnson Jr., in conjunction with Mr. Johnson’s retirement effective June 30, 2007. The remainder of the other increases in salary and benefit costs during both time periods primarily resulted from the hiring of additional staff, annual merit pay increases and an accrual for employee bonuses. The level of full-time equivalent employees increased from 277 at June 30, 2006 to 305 as of June 30, 2007. During the second quarter of 2007 and the first six months of 2007, we accrued $0.1 million and $0.3 million, respectively, for employee bonuses. During the second quarter of 2006 and the first six months of 2006, no expense was recorded for employee bonuses. Occupancy and furniture and equipment costs were relatively unchanged during 2007 when compared to 2006 levels. Other overhead costs increased $0.1 million during the second quarter of 2007 over the level expensed during the second quarter of 2006, and increased $0.3 million during the first six months of 2007 over the level expensed during the first six months of 2006, primarily reflecting additional expenditures required to administer the increased asset base.
Federal income tax expense was $0.8 million during the second quarter of 2007, a decrease of 66.7% from the $2.3 million expensed during the second quarter of 2006. Federal income tax expense was $2.6 million during the first six months of 2007, a decrease of 41.5% from the $4.5 million expensed during the first six months of 2006. The decreases during both time periods primarily result from the decline in income before federal income tax. Our effective tax rate was 25.5% during the second quarter of 2007 and 28.6% during the first six months of 2007, compared to 30.8% in both time periods during 2006, the decline primarily resulting from a decrease in taxable income and the related increase in tax-exempt income as a percent of taxable income.
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
We use two interest rate risk measurement techniques. The first, which is commonly referred to as GAP analysis, measures the difference between the dollar amounts of interest sensitive assets and liabilities that will be refinanced or repriced during a given time period. A significant repricing gap could result in a negative impact to our net interest margin during periods of changing market interest rates. The following table depicts our GAP position as of June 30, 2007 (dollars in thousands):

	Within	Three to	One to	After
	Three	Twelve	Five	Five
	Months	Months	Years	Years	Total
Assets:
Commercial loans and leases(1)	$847,266	$77,307	$662,884	$58,287	$1,645,744
Residential real estate loans	59,193	3,886	47,307	14,487	124,873
Consumer loans	1,441	695	2,571	702	5,409
Investment securities(2)	8,734	1,648	45,557	148,506	204,445
Short-term investments	251	0	0	0	251
Allowance for loan and leases losses	0	0	0	0	(22,800)
Other assets	0	0	0	0	145,598

Total assets	916,885	83,536	758,319	221,982	2,103,520

Liabilities:
Interest-bearing checking	35,073	0	0	0	35,073
Savings	83,081	0	0	0	83,081
Money market accounts	11,359	0	0	0	11,359
Time deposits < $100,000	36,091	53,395	41,809	0	131,295
Time deposits $100,000 and over	361,778	604,603	286,844	0	1,253,225
Short-term borrowings	94,087	0	0	0	94,087
FHLB advances	15,000	70,000	50,000	0	135,000
Long-term borrowings	36,643	0	0	0	36,643
Noninterest-bearing checking	0	0	0	0	124,977
Other liabilities	0	0	0	0	24,249

Total liabilities	673,112	727,998	378,653	0	1,928,989
Shareholders’ equity	0	0	0	0	174,531

Total sources of funds	673,112	727,998	378,653	0	2,103,520

Net asset (liability) GAP	$243,773	$(644,462)	$379,666	$221,982

Cumulative GAP	$243,773	$(400,689)	$(21,023)	$200,959

Percent of cumulative GAP to total assets	11.6%	(19.0)%	(1.0)%	9.6%

(1)	Floating rate loans that are currently at interest rate ceilings are treated as fixed rate loans and are reflected using maturity date and not next repricing date.

(2)	Mortgage-backed securities are categorized by expected final maturities based upon prepayment trends as of June 30, 2007.

MERCANTILE BANK CORPORATION
The second interest rate risk measurement we use is commonly referred to as net interest income simulation analysis. We believe that this methodology provides a more accurate measurement of interest rate risk than the GAP analysis, and therefore, serves as our primary interest rate risk measurement technique. The simulation model assesses the direction and magnitude of variations in net interest income resulting from potential changes in market interest rates. Key assumptions in the model include prepayment speeds on various loan and investment assets; cash flows and maturities of interest-sensitive assets and liabilities; and changes in market conditions impacting loan and deposit volume and pricing. These assumptions are inherently uncertain, subject to fluctuation and revision in a dynamic environment; therefore, the model cannot precisely estimate net interest income or exactly predict the impact of higher or lower interest rates on net interest income. Actual results will differ from simulated results due to the timing, magnitude, and frequency of interest rate changes and changes in market conditions and the company’s strategies, among other factors.
We conducted multiple simulations as of June 30, 2007, whereby it was assumed that changes in market interest rates occurred ranging from up 200 basis points to down 200 basis points in equal quarterly instalments over the next twelve months. The following table reflects the suggested impact on our net interest income over the next twelve months, which are well within our policy parameters established to manage and monitor interest rate risk.

	Dollar Change In	Percent Change In
Interest Rate Scenario	Net Interest Income	Net Interest Income
Interest rates down 200 basis points	$(1,691,000)	(2.9)%

Interest rates down 100 basis points	(1,285,000)	(2.2)

No change in interest rates	(878,000)	(1.5)

Interest rates up 100 basis points	863,000	1.5

Interest rates up 200 basis points	2,591,000	4.4
In addition to changes in interest rates, the level of future net interest income is also dependent on a number of other variables, including: the growth, composition and absolute levels of loans, deposits, and other earning assets and interest-bearing liabilities; asset quality; economic and competitive conditions; potential changes in lending, investing and deposit gathering strategies; client preferences; and other factors.
Item 4. Controls and Procedures
As of June 30, 2007, an evaluation was performed under the supervision of and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of June 30, 2007. There have been no significant changes in our internal controls over financial reporting during the quarter ended June 30, 2007 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II — OTHER INFORMATION
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

			(c) Total Number of
	(a) Total		Shares Purchased as	(d) Maximum Number of
	Number of	(b) Average	Part of Publicly	Shares that May Yet Be
	Shares	Price Paid Per	Announced Plans or	Purchased Under the
Period	Purchased	Share	Programs	Plans or Programs
April 1 – 30	0	N/A	0	0
May 1 – 31	0	N/A	0	0
June 1 – 30	187	27.34	0	0
Total	187	27.34	0	0
The shares shown in column (a) above as having been purchased were acquired from one of our employees when she used shares of common stock that she already owned to pay part of the exercise price when exercising a stock option grant issued under one of our employee stock option plans.
Item 3. Defaults upon Senior Securities.
Not applicable.
Item 4. Submission of Matters to a Vote of Security Holders.
At our Annual Meeting held on April 26, 2007, our shareholders voted to elect five directors, Edward J. Clark, C. John Gill, Gerald R. Johnson, Jr., Calvin D. Murdock and Donald Williams, Sr., each for a three year term expiring at the Annual Meeting of the shareholders of the company in 2010. The results of the election were as follows:

	Votes	Votes	Votes		Broker
Nominee	For	Against	Withheld	Abstentions	Non-Votes
Edward J. Clark	7,349,109	0	196,441	0	0
C. John Gill	7,342,417	0	203,146	0	0
Gerald R. Johnson, Jr.	7,342,412	0	203,813	0	0
Calvin D. Murdock	7,335,228	0	211,395	0	0
Donald Williams, Sr.	7,217,929	0	327,621	0	0
The terms of office of the following directors (who were not up for election) continued after the Annual Meeting: Betty S. Burton, David M. Cassard, Peter A. Cordes, Doyle A. Hayes, David M. Hecht, Susan K. Jones, Lawrence W. Larsen, Michael H. Price, Merle J. Prins and Dale J. Visser.

Item 5. Other Information.
Not applicable.
Item 6. Exhibits

EXHIBIT NO.	EXHIBIT DESCRIPTION

3.1	Our Articles of Incorporation are incorporated by reference to Exhibit 3.1 of our Form 10-Q for the quarter ended June 30, 2004

3.2	Our Amended and Restated Bylaws dated as of January 16, 2003 are incorporated by reference to Exhibit 3.2 of our Registration Statement on Form S-3 (Commission File No. 333-103376) that became effective on February 21, 2003

10.1	Retirement Agreement by and among Mercantile Bank Corporation, Mercantile Bank of Michigan and Gerald R. Johnson, Jr. is incorporated by reference to exhibit 10.1 of our Form 8-K dated May 24, 2007 *

31	Rule 13a-14(a) Certifications

32.1	Section 1350 Chief Executive Officer Certification

32.2	Section 1350 Chief Financial Officer Certification

*	- Management contract or compensatory plan

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 8, 2007.

MERCANTILE BANK CORPORATION
By:	/s/ Michael H. Price
Michael H. Price
Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)

By:	/s/ Charles E. Christmas
Charles E. Christmas
Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

EXHIBIT NO.	EXHIBIT DESCRIPTION

3.1	Our Articles of Incorporation are incorporated by reference to Exhibit 3.1 of our Form 10-Q for the quarter ended June 30, 2004

3.2	Our Amended and Restated Bylaws dated as of January 16, 2003 are incorporated by reference to Exhibit 3.2 of our Registration Statement on Form S-3 (Commission File No. 333-103376) that became effective on February 21, 2003

10.1	Retirement Agreement by and among Mercantile Bank Corporation, Mercantile Bank of Michigan and Gerald R. Johnson, Jr. is incorporated by reference to exhibit 10.1 of our Form 8-K dated May 24, 2007 *

31	Rule 13a-14(a) Certifications

32.1	Section 1350 Chief Executive Officer Certification

32.2	Section 1350 Chief Financial Officer Certification

*	- Management contract or compensatory plan