Form 10-Q
period 2007-09-30
MERCANTILE BANK CORP
filed 2007-11-08
CIK 1042729

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2007

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
Yes ☐      No ☑
At November 8, 2007, there were 8,480,604 shares of Common Stock outstanding.

MERCANTILE BANK CORPORATION

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
MERCANTILE BANK CORPORATION
CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2007	2006
	(Unaudited)
ASSETS
Cash and due from banks	$28,764,000	$51,098,000
Short-term investments	534,000	282,000

Total cash and cash equivalents	29,298,000	51,380,000

Securities available for sale	135,243,000	130,967,000
Securities held to maturity (fair value of $65,407,000 at September 30, 2007 and $65,025,000 at December 31, 2006)	64,863,000	63,943,000
Federal Home Loan Bank stock	7,534,000	7,509,000

Total loans and leases	1,796,962,000	1,745,478,000
Allowance for loan and lease losses	(24,857,000)	(21,411,000)

Total loans and leases, net	1,772,105,000	1,724,067,000

Premises and equipment, net	34,492,000	33,539,000
Bank owned life insurance policies	32,962,000	30,858,000
Accrued interest receivable	11,143,000	10,287,000
Other assets	18,787,000	14,718,000

Total assets	$2,106,427,000	$2,067,268,000

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits
Noninterest-bearing	$121,336,000	$133,197,000
Interest-bearing	1,519,648,000	1,513,706,000

Total deposits	1,640,984,000	1,646,903,000

Securities sold under agreements to repurchase	88,683,000	85,472,000
Federal funds purchased	3,300,000	9,800,000
Federal Home Loan Bank advances	135,000,000	95,000,000
Subordinated debentures	32,990,000	32,990,000
Other borrowed money	3,839,000	3,316,000
Accrued expenses and other liabilities	23,907,000	21,872,000

Total liabilities	1,928,703,000	1,895,353,000

Shareholders’ equity
Preferred stock, no par value; 1,000,000 shares authorized, none issued	0	0
Common stock, no par value: 20,000,000 shares authorized; 8,480,425 shares outstanding at September 30, 2007 and 8,042,411 shares outstanding at December 31, 2006	176,610,000	161,223,000
Retained earnings	2,220,000	11,794,000
Accumulated other comprehensive income (loss)	(1,106,000)	(1,102,000)

Total shareholders’ equity	177,724,000	171,915,000

Total liabilities and shareholders’ equity	$2,106,427,000	$2,067,268,000

See accompanying notes to consolidated financial statements.

MERCANTILE BANK CORPORATION
CONSOLIDATED STATEMENTS OF INCOME

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	September 30,	September 30,	September 30,	September 30,
	2007	2006	2007	2006
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Interest income
Loans and leases, including fees	$34,076,000	$33,261,000	$101,012,000	$93,292,000
Investment securities	2,530,000	2,335,000	7,521,000	6,871,000
Federal funds sold	168,000	76,000	343,000	347,000
Short-term investments	5,000	3,000	13,000	10,000

Total interest income	36,779,000	35,675,000	108,889,000	100,520,000

Interest expense
Deposits	19,357,000	17,268,000	57,361,000	46,111,000
Short-term borrowings	900,000	707,000	2,598,000	2,028,000
Federal Home Loan Bank advances	1,759,000	1,452,000	4,343,000	4,136,000
Long-term borrowings	713,000	701,000	2,104,000	1,953,000

Total interest expense	22,729,000	20,128,000	66,406,000	54,228,000

Net interest income	14,050,000	15,547,000	42,483,000	46,292,000

Provision for loan and lease losses	2,800,000	1,350,000	6,170,000	4,075,000

Net interest income after provision for loan and lease losses	11,250,000	14,197,000	36,313,000	42,217,000

Noninterest income
Services charges on accounts	402,000	361,000	1,184,000	1,006,000
Net gain on sales of commercial loans	0	0	0	29,000
Other income	1,105,000	1,001,000	3,152,000	2,845,000

Total noninterest income	1,507,000	1,362,000	4,336,000	3,880,000

Noninterest expense
Salaries and benefits	5,425,000	4,731,000	17,330,000	14,179,000
Occupancy	881,000	802,000	2,462,000	2,404,000
Furniture and equipment	529,000	513,000	1,524,000	1,550,000
Other expense	2,734,000	1,982,000	7,032,000	5,932,000

Total noninterest expenses	9,569,000	8,028,000	28,348,000	24,065,000

Income before federal income tax expense	3,188,000	7,531,000	12,301,000	22,032,000

Federal income tax expense	821,000	2,329,000	3,430,000	6,790,000

Net income	$2,367,000	$5,202,000	$8,871,000	$15,242,000

Basic earnings per share	$0.28	$0.62	$1.05	$1.82

Diluted earnings per share	$0.28	$0.61	$1.05	$1.79

Cash dividends per share	$0.14	$0.12	$0.41	$0.36

Average basic shares outstanding	8,458,601	8,416,816	8,450,524	8,397,046

Average diluted shares outstanding	8,491,612	8,524,116	8,488,226	8,523,594

See accompanying notes to consolidated financial statements.

MERCANTILE BANK CORPORATION
CONSOLIDATED STATEMENTS OF
CHANGES IN SHAREHOLDERS’ EQUITY
(Unaudited)

			Accumulated
			Other	Total
	Common	Retained	Comprehensive	Shareholders’
	Stock	Earnings	Income/(loss)	Equity
Balance, January 1, 2007	$161,223,000	$11,794,000	$(1,102,000)	$171,915,000

Payment of 5% stock dividend, 401,023 shares	14,948,000	(14,952,000)		(4,000)

Employee stock purchase plan, 2,737 shares	72,000			72,000

Dividend reinvestment plan, 2,219 shares	60,000			60,000

Stock option exercises, 51,942 shares	641,000			641,000

Stock tendered for stock option exercises, 18,291 shares	(587,000)			(587,000)

Stock-based compensation expense	253,000			253,000

Cash dividends, $0.41 per share		(3,493,000)		(3,493,000)

Comprehensive income:
Net income for the period from January 1, 2007 through September 30, 2007		8,871,000		8,871,000

Change in net unrealized gain (loss) on securities available for sale, net of reclassifications and tax effect			(4,000)	(4,000)

Total comprehensive income				8,867,000

Balance, September 30, 2007	$176,610,000	$2,220,000	$(1,106,000)	$177,724,000

See accompanying notes to consolidated financial statements.

MERCANTILE BANK CORPORATION
CONSOLIDATED STATEMENTS OF
CHANGES IN SHAREHOLDERS’ EQUITY (Continued)
(Unaudited)

			Accumulated
			Other	Total
	Common	Retained	Comprehensive	Shareholders’
	Stock	Earnings	Income/(loss)	Equity
Balance, January 1, 2006	$148,533,000	$8,000,000	$(1,408,000)	$155,125,000

Payment of 5% stock dividend, 398,403 shares	12,014,000	(12,018,000)		(4,000)

Employee stock purchase plan, 2,251 shares	83,000			83,000

Dividend reinvestment plan, 2,068 shares	76,000			76,000

Stock option exercises, 62,082 shares	755,000			755,000

Stock tendered for stock option exercises, 15,243 shares	(569,000)			(569,000)

Stock-based compensation expense	153,000			153,000

Cash dividends, $0.36 per share		(2,994,000)		(2,994,000)

Comprehensive income:
Net income for the period from January 1, 2006 through September 30, 2006		15,242,000		15,242,000

Change in net unrealized gain (loss) on securities available for sale, net of reclassifications and tax effect			(319,000)	(319,000)

Total comprehensive income				14,923,000

Balance, September 30, 2006	$161,045,000	$8,230,000	$(1,727,000)	$167,548,000

See accompanying notes to consolidated financial statements.

MERCANTILE BANK CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	September 30,	September 30,	September 30,	September 30,
	2007	2006	2007	2006
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Cash flows from operating activities
Net income	$2,367,000	$5,202,000	$8,871,000	$15,242,000
Adjustments to reconcile net income to net cash from operating activities
Depreciation and amortization	802,000	781,000	2,290,000	2,360,000
Provision for loan and lease losses	2,800,000	1,350,000	6,170,000	4,075,000
Net gain on sales of commercial loans	0	0	0	(29,000)
Stock-based compensation expense	84,000	51,000	253,000	153,000
Earnings on bank owned life insurance	(321,000)	(298,000)	(927,000)	(872,000)
Net change in:
Accrued interest receivable	(1,172,000)	(1,391,000)	(856,000)	(2,164,000)
Other assets	525,000	(465,000)	(1,591,000)	(1,982,000)
Accrued expenses and other liabilities	(342,000)	1,256,000	2,035,000	2,740,000

Net cash from operating activities	4,743,000	6,486,000	16,245,000	19,523,000

Cash flows for investing activities
Loan and lease originations and payments, net	(21,810,000)	(41,301,000)	(57,038,000)	(152,066,000)
Purchases of:
Securities available for sale	(1,955,000)	(6,025,000)	(10,412,000)	(19,038,000)
Securities held to maturity	(1,335,000)	(352,000)	(3,742,000)	(2,107,000)
Federal Home Loan Bank stock	0	0	(25,000)	0
Proceeds from:
Maturities, calls and repayments of available for sale securities	2,866,000	1,720,000	6,241,000	5,807,000
Maturities, calls and repayments of held to maturity securities	126,000	0	2,786,000	730,000
Redemption of FHLB stock	0	123,000	0	123,000
Purchases of premises and equipment, net	(403,000)	(2,129,000)	(2,964,000)	(4,050,000)
Purchases of bank owned life insurance	(311,000)	0	(1,177,000)	(1,207,000)

Net cash for investing activities	(22,822,000)	(47,964,000)	(66,331,000)	(171,808,000)

Cash flows for financing activities
Net increase (decrease) in deposits	1,974,000	66,791,000	(5,919,000)	195,351,000
Net increase in securities sold under agreements to repurchase	3,696,000	9,680,000	3,211,000	1,910,000
Net decrease in federal funds purchased	(5,800,000)	(11,400,000)	(6,500,000)	(9,600,000)
Proceeds from Federal Home Loan Bank advances	15,000,000	15,000,000	105,000,000	65,000,000
Maturities of Federal Home Loan Bank advances	(15,000,000)	(30,000,000)	(65,000,000)	(80,000,000)
Net increase in other borrowed money	186,000	190,000	523,000	800,000
Employee stock purchase plan	25,000	28,000	72,000	83,000
Dividend reinvestment plan	16,000	31,000	60,000	76,000
Stock option exercises, net	24,000	63,000	54,000	186,000
Payment of cash dividends	(1,185,000)	(1,042,000)	(3,493,000)	(2,994,000)
Cash paid in lieu of fractional shares on stock dividend	0	0	(4,000)	(4,000)

Net cash for financing activities	(1,064,000)	49,341,000	28,004,000	170,808,000

See accompanying notes to consolidated financial statements.

MERCANTILE BANK CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	September 30,	September 30,	September 30,	September 30,
	2007	2006	2007	2006
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Net change in cash and cash equivalents	(19,143,000)	7,863,000	(22,082,000)	18,523,000
Cash and cash equivalents at beginning of period	48,441,000	47,413,000	51,380,000	36,753,000

Cash and cash equivalents at end of period	$29,298,000	$55,276,000	$29,298,000	$55,276,000

Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest	$22,613,000	$18,306,000	$65,566,000	$48,483,000
Federal income tax	355,000	2,880,000	4,175,000	8,755,000
Transfers from loans and leases to foreclosed assets	131,000	585,000	2,830,000	975,000
See accompanying notes to consolidated financial statements.

MERCANTILE BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1.	SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation: The unaudited financial statements for the three and nine months ended September 30, 2007 include the consolidated results of operations of Mercantile Bank Corporation and its consolidated subsidiaries. These subsidiaries include Mercantile Bank of Michigan (“our bank”), our bank’s three subsidiaries, Mercantile Bank Mortgage Company, LLC (“our mortgage company”), Mercantile Bank Real Estate Co., LLC (“our real estate company”), and Mercantile Insurance Center, Inc. (“our insurance center”). These consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and Item 303(b) of Regulation S-K and do not include all disclosures required by accounting principles generally accepted in the United States of America for a complete presentation of our financial condition and results of operations. In the opinion of management, the information reflects all adjustments (consisting only of normal recurring adjustments) which are necessary in order to make the financial statements not misleading and for a fair presentation of the results of operations for such periods. The results for the period ended September 30, 2007 should not be considered as indicative of expected results for a full year. For further information, refer to the consolidated financial statements and footnotes included in our annual report on Form 10-K for the year ended December 31, 2006.

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

Earnings Per Share: Basic earnings per share is based on weighted average common shares outstanding during the period. Diluted earnings per share include the dilutive effect of additional potential common shares issuable under stock options and the dilutive effect of restricted shares to the extent those shares have not vested. Options for 140,177 shares and 112,514 shares were antidilutive and were not included in determining diluted earnings per share for the three and nine month periods ended September 30, 2007, respectively. Options for 7,521 shares were antidilutive and were not included in determining diluted earnings per share for the three and nine month periods ended September 30, 2006.

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

New Accounting Pronouncements: We adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), on January 1, 2007. The adoption of FIN 48 had no affect on the financial statements. We have no unrecognized tax benefits and do not anticipate any increase in unrecognized benefits within the next twelve months. Should the accrual of any interest or penalties relative to unrecognized tax benefits be necessary, it is our policy to record such accruals in our income tax accounts; no such accruals exist as of September 30, 2007. We file U.S. federal income tax returns which are subject to examination for all years after 2003.

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

Our total loans and leases at September 30, 2007 were $1,797.0 million compared to $1,745.5 million at December 31, 2006, an increase of $51.5 million, or 2.9%. The components of our outstanding balances at September 30, 2007 and December 31, 2006, and the percentage changes in loans and leases from the end of 2006 to the end of the third quarter 2007 are as follows:

					Percent
	September 30, 2007		December 31, 2006		Increase/
	Balance	%	Balance	%	(Decrease)
Real Estate:
Construction and land development	$294,237,000	16.4%	$299,792,000	17.1%	(1.9)%
Secured by 1-4 family properties	124,496,000	6.9	131,829,000	7.6	(5.6)
Secured by multi-family properties	45,123,000	2.5	39,941,000	2.3	13.0
Secured by nonresidential properties	847,909,000	47.2	793,000,000	45.4	6.9
Commercial	476,722,000	26.5	471,272,000	27.0	1.2
Leases	2,594,000	0.1	1,388,000	0.1	86.9
Consumer	5,881,000	0.4	8,256,000	0.5	(28.8)

Total loans and leases	$1,796,962,000	100.0%	$1,745,478,000	100.0%	2.9%

3.	ALLOWANCE FOR LOAN AND LEASE LOSSES

The following is a summary of the change in our allowance for loan and lease losses account for the three and nine months ended September 30, 2007 and September 30, 2006:

	Three months ended		Nine months ended
	September 30,	September 30,	September 30,	September 30,
	2007	2006	2007	2006
Balance at beginning of period	$22,800,000	$21,507,000	$21,411,000	$20,527,000
Charge-offs	(795,000)	(1,250,000)	(3,287,000)	(3,113,000)
Recoveries	52,000	331,000	563,000	449,000
Provision for loan and lease losses	2,800,000	1,350,000	6,170,000	4,075,000

Balance at September 30	$24,857,000	$21,938,000	$24,857,000	$21,938,000

MERCANTILE BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
4.	PREMISES AND EQUIPMENT — NET

Premises and equipment are comprised of the following:

	September 30,	December 31,
	2007	2006
Land and improvements	$8,531,000	$8,021,000
Buildings and leasehold improvements	24,446,000	23,036,000
Furniture and equipment	11,732,000	10,773,000

	44,709,000	41,830,000
Less: accumulated depreciation	10,217,000	8,291,000

Premises and equipment, net	$34,492,000	$33,539,000

Depreciation expense amounted to $0.7 million during the third quarter of 2007, compared to $0.6 million in the third quarter of 2006. Depreciation expense amounted to $2.0 million during the first nine months of 2007, compared to $1.9 million during the first nine months of 2006.

5.	DEPOSITS

Our total deposits at September 30, 2007 were $1,641.0 million compared to $1,646.9 million at December 31, 2006, a decrease of $5.9 million, or 0.4%. The components of our outstanding balances at September 30, 2007 and December 31, 2006, and percentage change in deposits from the end of 2006 to the end of the third quarter 2007 are as follows:

					Percent
	September 30, 2007		December 31, 2006		Increase/
	Balance	%	Balance	%	(Decrease)
Noninterest-bearing demand	$121,336,000	7.4%	$133,197,000	8.1%	(8.9)%
Interest-bearing checking	42,135,000	2.6	39,943,000	2.4	5.5
Money market	11,944,000	0.7	9,409,000	0.6	26.9
Savings	78,636,000	4.8	92,370,000	5.6	(14.9)
Time, under $100,000	54,408,000	3.3	47,840,000	2.9	13.7
Time, $100,000 and over	340,154,000	20.7	310,326,000	18.8	9.6

	648,613,000	39.5	633,085,000	38.4	2.5

Out-of-area time, under $100,000	87,497,000	5.3	82,330,000	5.0	6.3
Out-of-area time, $100,000 and over	904,874,000	55.2	931,488,000	56.6	(2.9)

	992,371,000	60.5	1,013,818,000	61.6	(2.1)

Total deposits	$1,640,984,000	100.0%	$1,646,903,000	100.0%	(0.4)%

MERCANTILE BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
6.	SHORT-TERM BORROWINGS

Information relating to our securities sold under agreements to repurchase follows:

	September 30,	December 31,
	2007	2006
Outstanding balance at end of period	$88,683,000	$85,472,000
Average interest rate at end of period	3.40%	3.88%

Average balance during the period	$84,440,000	$72,228,000
Average interest rate during the period	3.86%	3.71%

Maximum month end balance during the period	$92,004,000	$85,472,000
Securities sold under agreements to repurchase (“repurchase agreements”) generally have original maturities of less than one year. Repurchase agreements are treated as financings and the obligations to repurchase securities sold are reflected as liabilities. Securities involved with the agreements are recorded as assets of our bank and are held in safekeeping by correspondent banks. Repurchase agreements are offered principally to certain large deposit customers as deposit equivalent investments. Repurchase agreements were secured by securities with a market value of $101.7 million and $91.2 million as of September 30, 2007 and December 31, 2006, respectively.

7.	FEDERAL HOME LOAN BANK ADVANCES

Our outstanding balances at September 30, 2007 and December 31, 2006 were as follows:

	September 30,	December 31,
	2007	2006
Maturities October 2007 through September 2009, fixed rates from 4.10% to 5.34%, averaging 5.10%	$135,000,000	$0

Maturities January 2007 through May 2008, fixed rates from 3.70% to 5.69%, averaging 4.90%	0	95,000,000

Total Federal Home Loan Bank advances	$135,000,000	$95,000,000

Each advance is payable at its maturity date, and is subject to a prepayment fee if paid prior to the maturity date. The advances are collateralized by residential mortgage loans, first mortgage liens on multi-family residential property loans, first mortgage liens on commercial real estate property loans, and substantially all other assets of our bank, under a blanket lien arrangement. Our borrowing line of credit as of September 30, 2007 totaled $326.4 million, with availability approximating $180.0 million.

MERCANTILE BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
7.	FEDERAL HOME LOAN BANK ADVANCES (Continued)

Maturities of FHLB advances currently outstanding during the next five years are:

2007	$25,000,000
2008	70,000,000
2009	40,000,000
2010	0
2011	0
8.	COMMITMENTS AND OFF-BALANCE-SHEET RISK

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

These instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized, if any, in the balance sheet. Our bank’s maximum exposure to loan loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual notional amount of those instruments. Our bank uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments. Collateral, such as accounts receivable, securities, inventory, and property and equipment, is generally obtained based on management’s credit assessment of the borrower. If required, estimated loss exposure resulting from these instruments is expensed and recorded as a liability. The balance of the liability account was $0.5 million as of September 30, 2007 and December 31, 2006.

A summary of the contractual amounts of our financial instruments with off-balance-sheet risk at September 30, 2007 and December 31, 2006 follows:

	September 30,	December 31,
	2007	2006
Commercial unused lines of credit	$364,214,000	$345,195,000
Unused lines of credit secured by 1-4 family residential properties	32,727,000	29,314,000
Credit card unused lines of credit	8,921,000	8,510,000
Other consumer unused lines of credit	6,714,000	7,197,000
Commitments to make loans	73,948,000	60,850,000
Standby letters of credit	87,885,000	73,241,000

Total loan and lease commitments	$574,409,000	$524,307,000

MERCANTILE BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
9.	REGULATORY MATTERS

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

Our actual capital levels and minimum required levels were (dollars in thousands):

						Minimum Required
						to be Well
			Minimum Required			Capitalized Under
			for Capital			Prompt Corrective
	Actual		Adequacy Purposes			Action Regulations
	Amount	Ratio	Amount	Ratio		Amount	Ratio
September 30, 2007
Total capital (to risk weighted assets)
Consolidated	$235,687	11.4%	$165,441	8.0%	$	NA	NA
Bank	232,391	11.3	165,205	8.0		206,506	10.0%
Tier 1 capital (to risk weighted assets)
Consolidated	210,830	10.2	82,721	4.0		NA	NA
Bank	207,534	10.1	82,603	4.0		123,904	6.0
Tier 1 capital (to average assets)
Consolidated	210,830	10.1	83,864	4.0		NA	NA
Bank	207,534	9.9	83,752	4.0		104,690	5.0

MERCANTILE BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
9.	REGULATORY MATTERS (Continued)

					Minimum Required
					to be Well
			Minimum Required		Capitalized Under
			for Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Regulations
	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2006
Total capital (to risk weighted assets)
Consolidated	$226,428	11.5%	$158,196	8.0%	$ NA	NA
Bank	222,812	11.3	158,019	8.0	197,524	10.0%
Tier 1 capital (to risk weighted assets)
Consolidated	205,017	10.4	79,098	4.0	NA	NA
Bank	201,401	10.2	79,010	4.0	118,514	6.0
Tier 1 capital (to average assets)
Consolidated	205,017	10.0	81,682	4.0	NA	NA
Bank	201,401	9.9	81,623	4.0	102,029	5.0
Our consolidated capital levels as of September 30, 2007 and December 31, 2006 include the $32.0 million in trust preferred securities issued by the trust subject to certain limitations. Federal Reserve guidelines limit the amount of trust preferred securities which can be included in our Tier 1 capital to 25% of total Tier 1 capital. As of September 30, 2007 and December 31, 2006, all $32.0 million of the trust preferred securities were included as Tier 1 capital.

Our and our bank’s ability to pay cash and stock dividends is subject to limitations under various laws and regulations and to prudent and sound banking practices. We declared a 5% stock dividend on April 10, 2007, that was distributed on May 4, 2007 to record holders as of April 23, 2007. All earnings per share and dividend per share information have been adjusted for the 5% stock dividend. We have also paid three cash dividends on our common stock during 2007. On January 9, 2007, we declared a stock dividend-adjusted $0.13 per share cash dividend on our common stock, which was paid on March 9, 2007 to record holders as of February 9, 2007. On April 10, 2007, we declared a $0.14 per share cash dividend on our common stock, which was paid on June 8, 2007 to record holders as of May 10, 2007. On July 10, 2007, we declared a $0.14 per share cash dividend on our common stock, which was paid on September 10, 2007 to record holders as of August 10, 2007. On October 9, 2007, we declared a $0.14 per share cash dividend on our common stock, which is payable on December 10, 2007 to record holders as of November 9, 2007.

MERCANTILE BANK CORPORATION
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Forward Looking Statements
This report contains forward-looking statements that are based on management’s beliefs, assumptions, current expectations, estimates and projections about the financial services industry, the economy, and our company. Words such as “anticipates”, “believes”, “estimates”, “expects”, “forecasts”, “intends”, “is likely”, “plans”, “projects”, and variations of such words and similar expressions, are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions (“Future Factors”) that are difficult to predict with regard to timing, extent, likelihood and degree of occurrence. Therefore, actual results and outcomes may materially differ from what may be expressed or forecasted in such forward-looking statements. We undertake no obligation to update, amend, or clarify forward looking-statements, whether as a result of new information, future events (whether anticipated or unanticipated), or otherwise.
Future Factors include, among others, changes in interest rates and interest rate relationships; demand for products and services; the degree of competition by traditional and non-traditional competitors; changes in banking regulation; changes in tax laws; changes in prices, levies, and assessments; the impact of technological advances; governmental and regulatory policy changes; the outcomes of contingencies; trends in customer behavior as well as their ability to repay loans; changes in local real estate values; changes in the national and local economies; and risk factors described in our annual report on Form 10-K for the year ended December 31, 2006. These are representative of the Future Factors that could cause a difference between an ultimate actual outcome and a preceding forward-looking statement.
Introduction
The following discussion compares the financial condition of Mercantile Bank Corporation and its consolidated subsidiaries, Mercantile Bank of Michigan (“our bank”), our bank’s three subsidiaries Mercantile Bank Mortgage Company, LLC (“our mortgage company”), Mercantile Bank Real Estate Co., LLC (“our real estate company”) and Mercantile Insurance Center, Inc. (“our insurance center”), at September 30, 2007 to December 31, 2006 and the results of operations for the three and nine months ended September 30, 2007 and September 30, 2006. This discussion should be read in conjunction with the interim consolidated financial statements and footnotes included in this report. Unless the text clearly suggests otherwise, references in this report to “us,” “we,” “our,” or “the company” include Mercantile Bank Corporation and its consolidated subsidiaries referred to above.
Critical Accounting Policies
Generally accepted accounting principles are complex and require management to apply significant judgment to various accounting, reporting and disclosure matters. Management must use assumptions and estimates to apply these principles where actual measurements are not possible or practical. Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our unaudited financial statements included in this report. For a complete discussion of our significant accounting policies, see footnotes to our Consolidated Financial Statements included on pages F-35 through F-40 in our Form 10-K for the fiscal year ended December 31, 2006 (Commission file number 000-26719). Below is a discussion of our allowance for loan and lease losses policy. This policy is critical because it is highly dependent upon subjective or complex judgments, assumptions and estimates. Changes in such estimates may have a significant impact on the financial statements, and actual results may differ from those estimates. Management has reviewed the application of this policy with the Audit Committee of the company’s Board of Directors.

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
Financial Condition
During the first nine months of 2007, our assets increased from $2,067.3 million on December 31, 2006, to $2,106.4 million on September 30, 2007. This represents an increase in total assets of $39.1 million, or 1.9%. The asset growth was comprised primarily of a $48.0 million increase in net loans, a $5.2 million increase in securities and a $1.8 million increase in other real estate owned and repossessed assets, partially offset by a $22.1 million decline in cash and cash equivalents. The growth in total assets was primarily funded by a $40.0 million increase in Federal Home Loan Bank advances, partially offset by a $5.9 million decrease in deposits and a $6.5 million decrease in federal funds purchased.
Commercial loans and leases increased by $61.2 million during the first nine months of 2007, and at September 30, 2007, totaled $1,666.6 million, or 92.7% of the total loan and lease portfolio. The growth in our commercial loan and lease portfolio has slowed over the past several quarters, primarily reflecting the competitive pricing and underwriting environments within our markets. These competitive pressures, from financial institutions and other entities such as private equity funds, have negatively impacted the volume of loans we have booked and accelerated the level of loan payoffs. Despite these competitive pressures, we remain committed to our traditionally high standards of underwriting and believe the long term benefits of this posture outweigh the likely short term negative impact to our net interest income and net income.
The continued significant concentration of the loan and lease portfolio in commercial loans and leases and the typical rapid growth of this portion of our lending business is consistent with our stated strategy of focusing a substantial amount of efforts on “wholesale” banking. Corporate and business lending continues to be an area of expertise of our senior management team, and our commercial lenders have extensive commercial lending experience, with most having at least 10 years’ experience. Of each of the loan categories that we originate, commercial loans and leases are most efficiently originated and managed; thus limiting overhead costs by necessitating the attention of fewer employees. Our commercial lending business generates the largest portion of local deposits, and is our primary source of demand deposits.

MERCANTILE BANK CORPORATION
Residential mortgage loans and consumer loans decreased an aggregate $9.7 million during the first nine months of 2007. As of September 30, 2007, residential mortgage and consumer loans totaled a combined $130.4 million, or 7.3% of the total loan and lease portfolio. Although we plan to increase our non-commercial loan portfolios in future periods, we expect the commercial sector of our lending efforts and resultant assets to remain the dominant loan portfolio category given our wholesale banking strategy.
Our credit policies establish guidelines to manage credit risk and asset quality. These guidelines include loan review and early identification of problem loans and leases to provide effective loan portfolio administration. The credit policies and procedures are meant to limit the risk and uncertainties inherent in lending. In following these policies and procedures, we must rely on estimates, appraisals and evaluations of loans and leases and the possibility that changes in these could occur quickly because of changing economic conditions. Identified problem loans and leases, which exhibit characteristics (financial or otherwise) that could cause the loans and leases to become nonperforming or require restructuring in the future, are included on the internal “watch list”. Senior management reviews this list regularly.
Net loan and lease charge-offs during the first nine months of 2007 totaled $2.7 million, or 0.21% of average total loans and leases on an annualized basis. During the first nine months of 2006, net loan and lease charge-offs also totaled $2.7 million, or 0.22% of average total loans and leases on an annualized basis. Nonperforming assets, including $2.8 million of foreclosed real estate and repossessed assets, totaled $25.9 million, or 1.23% of total assets, as of September 30, 2007. At December 31, 2006, nonperforming assets totaled $9.6 million, including $1.0 million of foreclosed real estate and repossessed assets, or 0.46% of total assets. The majority of the increase in nonperforming assets can be attributed to four commercial loan relationships totaling $12.0 million that were placed into non-accrual status during the second and third quarters of 2007. Over 80 percent of nonperforming loans are real estate-related, and the majority is associated with residential real estate development. The decline in real estate prices and slowdown in sales has stretched the cash flow of our local developers and eroded the value of our underlying collateral.
We continuously strive to improve our loan and lease underwriting and administration processes. We believe we have instilled a strong credit culture within our lending departments, which in part is reflected in our historically low loan and lease net charge-off and delinquency ratios. Over 98% of the loan portfolio consists of loans extended directly to companies and individuals doing business and residing within our market areas. The remaining portion is comprised of commercial loans participated with certain unaffiliated commercial banks outside of our market areas, which are underwitten using the same loan underwriting criteria as though we were the originating bank.
Securities increased $5.2 million during the first nine months of 2007, totaling $207.6 million as of September 30, 2007. Purchases during the first nine months of 2007 totaled $14.2 million, while proceeds from the maturities, calls and repayments of securities totaled $9.0 million. Our securities portfolio primarily consists of U.S. Government Agency bonds, mortgage-backed securities issued or guaranteed by U.S. Government Agencies, investment-grade tax-exempt municipal securities and Federal Home Loan Bank of Indianapolis (“FHLBI”) stock.

MERCANTILE BANK CORPORATION
Cash and cash equivalents decreased $22.1 million during the first nine months of 2007, totaling $29.3 million on September 30, 2007. Cash and due from bank balances were down $22.3 million, while short-term investments increased $0.2 million. Although our cash balances were relatively unchanged, there were two primary factors resulting in a relatively large decline in our due from bank balances: in early July, we initiated an image exchange program for our outgoing cash letter with our primary correspondent bank that resulted in faster collection, and in mid-September we instituted a deposit reclassification program, which impacts our reserve requirement calculation, that virtually eliminated our need to maintain balances with the Federal Reserve Bank of Chicago. The initiation of these two programs during the third quarter provided for a combined reduction in due from bank balances of approximately $13.0 million. The remainder of the decline in due from bank balances primarily results from the typical relatively large day-to-day fluctuations of our outgoing cash letter reflecting our commercial lending and wholesale funding focus. We did not have federal funds sold on either September 30, 2007 or December 31, 2006; however, our average federal funds sold position during the first nine months of 2007 equaled $8.8 million.
Premises and equipment at September 30, 2007 equaled $34.5 million, a net increase of $1.0 million over the past nine months. Purchases of premises and equipment during the first nine months of 2007 totaled $3.0 million, primarily reflecting a portion of the construction costs associated with our new banking facility located in East Lansing, Michigan, which opened in May 2007. Depreciation expense during the first nine months of 2007 equaled $2.0 million.
Deposits decreased $5.9 million during the first nine months of 2007, totaling $1,641.0 million at September 30, 2007. Local deposits increased $15.5 million, while out-of-area deposits decreased $21.4 million. As a percent of total deposits, local deposits equaled 39.5% on September 30, 2007, an increase over the 38.4% as of December 31, 2006. Noninterest-bearing demand deposits, comprising 7.4% of total deposits, decreased $11.9 million during the first nine months of 2007. Savings deposits (4.8% of total deposits) decreased $13.7 million, interest-bearing checking deposits (2.6% of total deposits) increased $2.2 million and money market deposit accounts (0.7% of total deposits) increased $2.5 million during the first nine months of 2007. Local certificates of deposit, comprising 24.0% of total deposits, increased by $36.4 million during the first nine months of 2007. The increase in local certificates of deposit is primarily attributable to increases in balances from municipalities and transfers of monies by consumer and commercial customers from savings accounts to certificates of deposit products, the latter of which primarily reflecting that rates offered on certificates of deposit products are higher than the rates offered on savings accounts.
Out-of-area deposits decreased $21.4 million during the first nine months of 2007, totaling $992.4 million as of September 30, 2007. Out-of-area deposits consist primarily of certificates of deposit obtained from depositors located outside our market areas and placed by deposit brokers for a fee, but also include certificates of deposit obtained from the deposit owners directly. The owners of out-of-area deposits include individuals, businesses and municipal governmental units located throughout the United States.
Securities sold under agreements to repurchase (“repurchase agreements”) increased $3.2 million during the first nine months of 2007, totaling $88.7 million as of September 30, 2007. As part of our sweep account program, collected funds from certain business noninterest-bearing checking accounts are invested into over-night interest-bearing repurchase agreements. Although not considered a deposit account and therefore not afforded federal deposit insurance, the repurchase agreements have characteristics very similar to that of our business checking deposit accounts.

MERCANTILE BANK CORPORATION
Federal funds purchased declined by $6.5 million during the first nine months of 2007, equaling $3.3 million as of September 30, 2007. Advances obtained from the FHLBI totaled $135.0 million as of September 30, 2007, an increase of $40.0 million from the $95.0 million outstanding on December 31, 2006. The advances are collateralized by residential mortgage loans, first mortgage liens on multi-family residential property loans and first mortgage liens on commercial real estate property loans, and substantially all other assets of our bank, under a blanket lien arrangement. Our borrowing line of credit as of September 30, 2007 totaled $326.4 million, with availability approximating $180.0 million.
Liquidity
Liquidity is measured by our ability to raise funds through deposits, borrowed funds, capital or cash flow from the repayment of loans and investment securities. These funds are used to meet deposit withdrawals, fund loans and operate our company. Liquidity is primarily achieved through the growth of local and out-of-area deposits, advances from the FHLBI and federal funds purchased, as well as liquid assets such as securities available for sale, matured securities, and federal funds sold. Asset and liability management is the process of managing our balance sheet to achieve a mix of earning assets and liabilities that maximizes profitability, while providing adequate liquidity.
Our liquidity strategy is to fund loan growth with deposits, repurchase agreements and FHLBI advances, and to maintain an adequate level of short- and medium-term investments to meet typical daily loan and deposit activity. Although deposit and repurchase agreement growth from customers located in our market areas has generally consistently increased, this growth has not been sufficient to meet our historical substantial loan growth and provide monies for additional investing activities. To assist in providing the additional needed funds, we have regularly obtained monies from wholesale funding sources. Wholesale funds, primarily comprised of certificates of deposit from customers outside of our market areas and advances from the FHLBI, totaled $1,127.4 million, or 60.5% of combined deposits and borrowed funds as of September 30, 2007. As of December 31, 2006, wholesale funds totaled $1,108.8 million, or 60.7% of combined deposits and borrowed funds.
Although local deposits have and are expected to increase as new business, governmental and individual deposit relationships are established and as existing customers increase balances in their accounts, the relatively high reliance on wholesale funds will likely remain. As part of our interest rate risk management strategy, a majority of our wholesale funds are comprised of fixed rate certificates of deposit and FHLBI advances that mature within one year, reflecting the fact that a majority of our loans and leases have a floating rate tied to either the Prime Rate or Libor. While this maturity strategy increases inherent liquidity risk, we believe the increased liquidity risk is sufficiently mitigated by the benefits derived from an interest rate risk management standpoint. In addition, we have developed a comprehensive contingency funding plan which we believe further mitigates the increased liquidity risk.
Wholesale funds are generally a lower all-in cost source of funds when compared to the interest rates that would have to be offered in our local markets to generate a commensurate level of funds. As has historically been the case, interest rates paid on new out-of-area deposits and FHLBI advances throughout 2007 were very similar to interest rates paid on new certificates of deposit issued to local customers. In addition, the overhead costs associated with wholesale funds are considerably less than the overhead costs that would be incurred to administer a similar level of local deposits, especially if the estimated costs of a required expanded branching network were taken into account. We believe the relatively low overhead costs reflecting our limited branch network mitigate our high reliance on wholesale funds and resulting relatively low net interest margin.

MERCANTILE BANK CORPORATION
As a member of the FHLBI, our bank has access to the FHLBI’s borrowing programs. FHLBI advances totaled $135.0 million as of September 30, 2007, compared to $95.0 as of December 31, 2006. Based on available collateral as of September 30, 2007, we could borrow an additional $180.0 million. Our bank has the ability to borrow money on a daily basis through correspondent banks via established unsecured federal funds purchased lines, totaling $72.0 million as of September 30, 2007. The average balance of federal funds purchased during the first nine months of 2007 equaled $3.8 million.
In addition to typical loan funding and deposit flow, we must maintain liquidity to meet the demands of certain unfunded loan commitments and standby letters of credit. As of September 30, 2007, our bank had a total of $486.5 million in unfunded loan commitments and $87.9 million in unfunded standby letters of credit. Of the total unfunded loan commitments, $412.6 million were commitments available as lines of credit to be drawn at any time as customers’ cash needs vary, and $73.9 million were for loan commitments expected to close and become funded within the next twelve months. We monitor fluctuations in loan balances and commitment levels and include such data in managing our overall liquidity.
We monitor our liquidity position and funding strategies on an ongoing basis, but recognize that unexpected events, changes in economic or market conditions, earnings problems, declining capital levels or situations beyond our control could cause either short or long term liquidity challenges. While we believe it is unlikely that a funding crisis of any significant degree is likely to materialize, we have developed a comprehensive contingency funding plan that provides a framework for meeting both temporary and longer-term liquidity disruptions. Depending upon the particular circumstances of a liquidity situation, possible strategies may include obtaining funds via one or a combination of the following sources of funds: established lines of credit at correspondent banks and the FHLBI, brokered certificate of deposit market, wholesale securities repurchase markets, issuance of term debt, sale of assets, or sale of common stock or other securities.
Capital Resources
Shareholders’ equity is a noninterest-bearing source of funds that provides support for asset growth. Shareholders’ equity increased by $5.8 million during the first nine months of 2007, from $171.9 million on December 31, 2006, to $177.7 million at September 30, 2007. The increase is primarily attributable to net income of $8.9 million recorded during the first nine months of 2007. Shareholders’ equity also increased $0.2 million from the issuance of new shares of common stock resulting from our dividend reinvestment plan, employee stock purchase plan and stock option exercises. Shareholders’ equity was negatively impacted during the first nine months of 2007 by the payment of cash dividends totaling $3.5 million.
We are subject to regulatory capital requirements primarily administered by federal bank regulatory agencies. Failure to meet the various capital requirements can initiate regulatory action that could have a direct material effect on the financial statements. The capital ratios of the company and our bank as of September 30, 2007 and December 31, 2006 are disclosed under Note 9 of the Notes to Consolidated Financial Statements.
Our and our bank’s ability to pay cash and stock dividends is subject to limitations under various laws and regulations and to prudent and sound banking practices. We declared a 5% stock dividend on April 10, 2007, that was distributed on May 4, 2007 to record holders as of April 23, 2007. All earnings per share and cash dividend per share information have been adjusted for the 5% stock dividend. We paid a stock dividend-adjusted $0.13 per share cash dividend on March 9, 2007, and a $0.14 per share cash dividend on June 8, 2007 and September 10, 2007. On October 9, 2007, we declared a $0.14 per share cash dividend payable on December 10, 2007 to record holders as of November 9, 2007.

MERCANTILE BANK CORPORATION
Results of Operations
Net income for the third quarter of 2007 was $2.4 million ($0.28 per basic and diluted share), which represents a 54.5% decrease from net income of $5.2 million ($0.62 per basic share and $0.61 per diluted share) recorded during the third quarter of 2006. Net income for the first nine months of 2007 was $8.9 million ($1.05 per basic and diluted share), which represents a 41.8% decrease from net income of $15.2 million ($1.82 per basic share and $1.79 per diluted share) recorded during the first nine months of 2006. The decline in net income during both time periods is primarily the result of lower net interest income and a higher provision for loan and lease losses. In addition, net income for the first nine months of 2007 includes a one-time $1.2 million ($0.8 million after-tax) expense associated with the financial retirement package for former Chairman and Chief Executive Officer Gerald R. Johnson Jr. which was recorded during the second quarter of 2007 in conjunction with Mr. Johnson’s retirement effective June 30, 2007. Excluding this one-time expense, net income for the first nine months of 2007 was $9.7 million ($1.14 per basic and diluted share).
Interest income during the third quarter of 2007 was $36.8 million, an increase of 3.1% over the $35.7 million earned during the third quarter of 2006. Interest income during the first nine months of 2007 was $108.9 million, an increase of 8.3% over the $100.5 million earned during the first nine months of 2006. The growth in interest income during both time periods is primarily attributable to growth in earning assets. During the third quarter of 2007, earning assets averaged $1,992.1 million, $110.2 million higher than average earning assets of $1,881.9 million during the third quarter of 2006. Average loans were up $88.5 million and average securities increased $14.3 million. During the first nine months of 2007, earning assets averaged $1,970.4 million, $135.9 million higher than average earning assets of $1,834.5 million during the same time period in 2006. Average loans were up $119.9 million and average securities increased $16.8 million. Negatively impacting the growth in interest income was a decreasing yield on earning assets. During the third quarter of 2007 and 2006, earning assets had a weighted average yield (tax equivalent-adjusted basis) of 7.38% and 7.58%, respectively. During the first nine months of 2007 and 2006, earning assets had a weighted average yield of 7.45% and 7.39%, respectively. The recent decline in our yield on earning assets is directly attributable to a decline in the yield of our commercial loan portfolio, primarily reflecting an increase in nonaccrual commercial loans and corresponding reduction in interest income, and a very competitive lending environment. These factors resulted in relatively low interest rates on many new commercial loans relationships and the reduction of interest rates on certain existing commercial loan relationships during the past 12 to 18 months.
Interest expense during the third quarter of 2007 was $22.7 million, an increase of 12.9% over the $20.1 million expensed during the third quarter of 2006. Interest expense during the first nine months of 2007 was $66.4 million, an increase of 22.5% over the $54.2 million expensed during the first nine months of 2006. The growth in interest expense is primarily attributable to the increase in interest-bearing liabilities necessitated by asset growth and a higher cost of funds. During the third quarter of 2007, interest-bearing liabilities averaged $1,780.9 million, $97.0 million higher than average interest-bearing liabilities of $1,683.9 million during the third quarter of 2006. Interest-bearing deposits were up $63.9 million, repurchase agreements increased $21.0 million and FHLBI advances were up $11.8 million. During the first nine months of 2007, interest-bearing liabilities averaged $1,763.2 million, $123.9 million higher than average interest-bearing liabilities of $1,639.3 million during the same time period in 2006. Interest-bearing deposits were up $123.5 million and repurchase agreements increased $15.2 million, while FHLBI advances declined $15.5 million. During the third quarter of 2007 and 2006, interest-bearing liabilities had a weighted average rate of 5.06% and 4.74%, respectively. During the first nine months of 2007 and 2006, interest-bearing liabilities had a weighted average rate of 5.04% and 4.42%, respectively. The higher weighted average cost of interest-bearing liabilities primarily results from maturing fixed rate certificates of deposit and FHLBI advances that were originated in lower interest rate environments that have been renewed or replaced with similar products in the current higher interest rate environment.

MERCANTILE BANK CORPORATION
Net interest income during the third quarter of 2007 was $14.1 million, a decline of 9.6% from the $15.5 million earned during the third quarter of 2006. Net interest income during the first nine months of 2007 was $42.5 million, a decline of 8.2% from the $46.3 million earned during the same time period in 2006. The decrease in net interest income is primarily due to a decline in the net interest margin resulting from a declining yield on assets and a higher average rate on interest-bearing liabilities, which more than offset the positive impact from growth in earning assets. The net interest margin during the third quarter of 2007 was 2.86%, compared to the 3.34% during the third quarter of 2006. During the first nine months of 2007, the net interest margin was 2.94%, compared to 3.44% during the same time period in 2006.
The following table sets forth certain information relating to our consolidated average interest-earning assets and interest-bearing liabilities and reflects the average yield on assets and average cost of liabilities for the third quarter of 2007 and 2006. Such yields and costs are derived by dividing income or expense by the average daily balance of assets or liabilities, respectively, for the period presented. Tax-exempt securities interest income and yield have been computed on a tax equivalent basis using a marginal tax rate of 35%. Securities interest income was increased by $300,000 and $296,000 in the third quarter of 2007 and 2006, respectively, for this adjustment.

MERCANTILE BANK CORPORATION

	Quarters ended September 30,
	2007			2006
	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate
	(dollars in thousands)
ASSETS
Loans and leases	$1,773,151	$34,077	7.62%	$1,684,700	$33,261	7.83%
Securities	205,426	2,830	5.51	191,160	2,631	5.51
Federal funds sold	12,845	168	5.13	5,750	76	5.17
Short-term investments	653	5	4.50	262	3	5.15

Total interest-earning assets	1,992,075	37,080	7.38	1,881,872	35,971	7.58

Allowance for loan and lease losses	(23,508)			(21,697)
Other assets	128,030			124,024

Total assets	$2,096,597			$1,984,199

LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing deposits	$1,516,905	$19,357	5.06%	$1,453,005	$17,268	4.72%
Short-term borrowings	92,323	900	3.87	71,652	707	3.91
FHLB advances	135,000	1,759	5.10	123,206	1,452	4.61
Long-term borrowings	36,694	713	7.60	36,004	701	7.62

Total interest-bearing liabilities	1,780,922	22,729	5.06	1,683,867	20,128	4.74

Noninterest-bearing deposits	115,248			116,609
Other liabilities	23,946			19,163
Shareholders’ equity	176,481			164,560

Total liabilities and shareholders’ equity	$2,096,597			$1,984,199

Net interest income		$14,351			$15,843

Net interest rate spread			2.32%			2.84%

Net interest rate margin on average assets			2.72%			3.17%

Net interest margin on earning assets			2.86%			3.34%

MERCANTILE BANK CORPORATION
Provisions to the allowance for loan and lease losses during the third quarter of 2007 were $2.8 million, an increase of 107.4% over the $1.4 million that was expensed during the third quarter of 2006. Provisions to the allowance during the first nine months of 2007 were $6.2 million, an increase of 51.4% over the $4.1 million that was expensed during the same time period in 2006. The increase during both time periods primarily reflects a higher volume of nonperforming loans and other downgrades within our commercial loan portfolio, necessitating a higher allowance balance. Nonperforming loans and leases totaled $23.1 million, or 1.28% of total loans and leases, as of September 30, 2007. As of June 30, 2007, nonperforming loans and leases totaled $20.6 million, or 1.16% of total loans and leases, while as of September 30, 2006, nonperforming loans and leases totaled $9.0 million, or 0.53% of total loans and leases. Net loan and lease charge-offs of $0.7 million were recorded during the third quarter of 2007, compared to net loan and lease charge-offs of $0.9 million during the third quarter of 2006. Net loan and lease charge-offs totaled $2.7 million during both the first nine months of 2007 and 2006. The allowance, as a percentage of total loans outstanding, was 1.38% as of September 30, 2007, compared to 1.28% at September 30, 2006. Although we believe that the allowance is adequate to cover losses as they arise, there can be no assurance that we will not sustain losses in any given period that could be substantial in relation to, or greater than, the size of the allowance.
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
The Reserve Analysis, used since our inception and completed monthly, applies reserve allocation factors to outstanding loan and lease balances to calculate an overall allowance amount. For commercial loans and leases, which continue to comprise a vast majority of our total loans and leases, reserve allocation factors are based upon the loan ratings as determined by our standardized grade paradigms. For retail loans, reserve allocation factors are generally based upon the type of credit. Adjustments for specific lending relationships, including impaired loans and leases, are made on a case-by-case basis. The reserve allocation factors are primarily based on the recent levels and historical trends of net loan and lease charge-offs and nonperforming assets, the comparison of the recent levels and historical trends of net loan and lease charge-offs and nonperforming assets with a customized peer group consisting of ten similarly-sized publicly traded banking organizations conducting business in the states of Michigan, Illinois, Indiana or Ohio, the review and consideration of our loan and lease migration analysis and the experience of senior management making similar loans and leases for an extensive period of time. We regularly review the Reserve Analysis and make adjustments periodically based upon identifiable trends and experience.
Noninterest income during the third quarter of 2007 was $1.51 million, an increase of 10.6% over the $1.36 million earned during the third quarter of 2006. Noninterest income during the first nine months of 2007 was $4.34 million, an increase of 11.8% over the $3.88 million earned during the same time period in 2006. Service charge income on deposits and repurchase agreements increased $41,000 (11.4%) during the third quarter of 2007 when compared to the third quarter of 2006, and increased $178,000 (17.7%) during the first nine months of 2007 when compared to the same time period during 2006, primarily reflecting an increase in the number of accounts during the past twelve months and modest increases in our fee structure. We recorded increased fee income in virtually all other major fee income categories during both time periods with the exception of a relatively small decline in mortgage banking-related fee income.

MERCANTILE BANK CORPORATION
Noninterest expense during the third quarter of 2007 was $9.6 million, an increase of 19.2% over the $8.0 million expensed during the third quarter of 2006. Noninterest expense during the first nine months of 2007 was $28.3 million, an increase of 17.8% over the $24.1 million expensed during the same time period in 2006. Employee salary and benefit expenses were $0.7 million higher during the third quarter of 2007 than the level expensed during the third quarter of 2006, and were $3.2 million higher during the first nine months of 2007 than the level expensed during the first nine months of 2006. The salary and benefit expenses for the second quarter of 2007 include a one-time $1.2 million expense associated with the financial retirement package for former Chairman and Chief Executive Officer Gerald R. Johnson, Jr., in conjunction with Mr. Johnson’s retirement effective June 30, 2007. The increase in salary and benefit expenses during the third quarter and the remainder of the increase in salary and benefit expenses during the first nine months primarily resulted from the hiring of additional staff and annual merit pay increases. The level of full-time equivalent employees increased from 284 at September 30, 2006 to 302 as of September 30, 2007. Occupancy, furniture and equipment costs were up only slightly during 2007 when compared to 2006 levels. Other overhead costs increased $0.8 million during the third quarter of 2007 over the level expensed during the third quarter of 2006, and increased $1.1 million during the first nine months of 2007 over the level expensed during the first nine months of 2006, primarily reflecting increased costs associated with a higher level of nonperforming assets, higher FDIC insurance premiums, expenses related to enhanced electronic software and systems, and additional expenditures required to administer the increased asset base.
Federal income tax expense was $0.8 million during the third quarter of 2007, a decrease of 64.7% from the $2.3 million expensed during the third quarter of 2006. Federal income tax expense was $3.4 million during the first nine months of 2007, a decrease of 49.5% from the $6.8 million expensed during the first nine months of 2006. The decreases during both time periods primarily result from the decline in income before federal income tax. Our effective tax rate was 25.8% during the third quarter of 2007 and 27.9% during the first nine months of 2007, compared to 30.9% during the third quarter of 2006 and 30.8% during the first nine months of 2006. The decline in our effective tax rate during 2007 primarily results from a decrease in taxable income and the related increase in tax-exempt income as a percent of taxable income.
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
We use two interest rate risk measurement techniques. The first, which is commonly referred to as GAP analysis, measures the difference between the dollar amounts of interest sensitive assets and liabilities that will be refinanced or repriced during a given time period. A significant repricing gap could result in a negative impact to our net interest margin during periods of changing market interest rates. The following table depicts our GAP position as of September 30, 2007 (dollars in thousands):

	Within	Three to	One to	After
	Three	Twelve	Five	Five
	Months	Months	Years	Years	Total
Assets:
Commercial loans and leases (1)	$865,827	$91,279	$650,802	$58,677	$1,666,585
Residential real estate loans	49,610	5,849	53,612	15,425	124,496
Consumer loans	1,743	643	2,769	726	5,881
Investment securities (2)	9,061	1,213	51,929	145,437	207,640
Short-term investments	534	0	0	0	534
Allowance for loan and lease losses	0	0	0	0	(24,857)
Other assets	0	0	0	0	126,148

Total assets	926,775	98,984	759,112	220,265	2,106,427

Liabilities:
Interest-bearing checking	42,135	0	0	0	42,135
Savings	78,636	0	0	0	78,636
Money market accounts	11,944	0	0	0	11,944
Time deposits < $100,000	33,793	64,969	43,143	0	141,905
Time deposits $100,000 and over	332,144	649,552	263,332	0	1,245,028
Short-term borrowings	91,983	0	0	0	91,983
FHLB advances	25,000	55,000	55,000	0	135,000
Long-term borrowings	36,829	0	0	0	36,829
Noninterest-bearing checking	0	0	0	0	121,336
Other liabilities	0	0	0	0	23,907

Total liabilities	652,464	769,521	361,475	0	1,928,703
Shareholders’ equity	0	0	0	0	177,724

Total sources of funds	652,464	769,521	361,475	0	2,106,427

Net asset (liability) GAP	$274,311	$(670,537)	$397,637	$220,265

Cumulative GAP	$274,311	$(396,226)	$1,411	$221,676

Percent of cumulative GAP to total assets	13.0%	(18.8)%	0.1%	10.5%

(1)	Floating rate loans that are currently at interest rate ceilings are treated as fixed rate loans and are reflected using maturity date and not next repricing date.

(2)	Mortgage-backed securities are categorized by expected final maturities based upon prepayment trends as of September 30, 2007.

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
We conducted multiple simulations as of September 30, 2007, whereby it was assumed that changes in market interest rates occurred ranging from up 200 basis points to down 200 basis points in equal quarterly instalments over the next twelve months. The following table reflects the suggested impact on our net interest income over the next twelve months, which is well within our policy parameters established to manage and monitor interest rate risk.

	Dollar Change In	Percent Change In
Interest Rate Scenario	Net Interest Income	Net Interest Income
Interest rates down 200 basis points	$(1,440,000)	(2.5)%

Interest rates down 100 basis points	(1,063,000)	(1.8)

No change in interest rates	(745,000)	(1.3)

Interest rates up 100 basis points	916,000	1.6

Interest rates up 200 basis points	2,552,000	4.4
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
Item 4. Controls and Procedures
As of September 30, 2007, an evaluation was performed under the supervision of and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of September 30, 2007. There have been no significant changes in our internal controls over financial reporting during the quarter ended September 30, 2007 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

			(c) Total Number of
	(a) Total		Shares Purchased as	(d) Maximum Number of
	Number of	(b) Average	Part of Publicly	Shares that May Yet Be
	Shares	Price Paid Per	Announced Plans or	Purchased Under the
Period	Purchased	Share	Programs	Plans or Programs
July 1 – 31	468	$22.15	0	0
August 1 – 31	691	$22.41	0	0
September 1 – 30	0	N/A	0	0
Total	1,159	$22.30	0	0
The shares shown in column (a) above as having been purchased were acquired from one of our employees and one of our directors when they used shares of common stock that they already owned to pay part of the exercise price when exercising stock options issued under our employee and director stock option plans.
Item 3. Defaults upon Senior Securities
Not applicable.
Item 4. Submission of Matters to a Vote of Security Holders
Not applicable.
Item 5. Other Information
Not applicable.

Item 6. Exhibits

EXHIBIT NO.	EXHIBIT DESCRIPTION

3.1	Our Articles of Incorporation are incorporated by reference to Exhibit 3.1 of our Form 10-Q for the quarter ended June 30, 2004

3.2	Our Amended and Restated Bylaws dated as of January 16, 2003 are incorporated by reference to Exhibit 3.2 of our Registration Statement on Form S-3 (Commission File No. 333-103376) that became effective on February 21, 2003

10.1	Additional Release of Claims Pursuant to Retirement Agreement Dated May 24, 2007 by and among Mercantile Bank Corporation, Mercantile Bank of Michigan and Gerald R. Johnson, Jr. *

31	Rule 13a-14(a) Certifications

32.1	Section 1350 Chief Executive Officer Certification

32.2	Section 1350 Chief Financial Officer Certification

*	- Management contract or compensatory plan

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 8, 2007.

MERCANTILE BANK CORPORATION

By:	/s/ Michael H. Price

Michael H. Price
Chairman of the Board, President and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Charles E. Christmas

Charles E. Christmas
Senior Vice President, Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

EXHIBIT NO.	EXHIBIT DESCRIPTION

3.1	Our Articles of Incorporation are incorporated by reference to Exhibit 3.1 of our Form 10-Q for the quarter ended June 30, 2004

3.2	Our Amended and Restated Bylaws dated as of January 16, 2003 are incorporated by reference to Exhibit 3.2 of our Registration Statement on Form S-3 (Commission File No. 333-103376) that became effective on February 21, 2003

10.1	Additional Release of Claims Pursuant to Retirement Agreement Dated May 24, 2007 by and among Mercantile Bank Corporation, Mercantile Bank of Michigan and Gerald R. Johnson, Jr. *

31	Rule 13a-14(a) Certifications

32.1	Section 1350 Chief Executive Officer Certification

32.2	Section 1350 Chief Financial Officer Certification

*	- Management contract or compensatory plan