Form 10-K
period 2007-12-31
MERCANTILE BANK CORP
filed 2008-03-14
CIK 1042729

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007
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
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company (as defined in Rule 12b-2 of the Exchange Act).
Large accelerated filer ☐      Accelerated filer ☑      Non-accelerated filer ☐      Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
The aggregate value of the common equity held by non-affiliates (persons other than directors and executive officers) of the registrant, computed by reference to the closing price of the common stock as of the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $211.9 million.
As of February 11, 2008, there were issued and outstanding 8,526,584 shares of the registrant’s common stock.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the proxy statement for the 2008 annual meeting of shareholders (Portions of Part III).

PART I
Item 1. Business
Item 1A. Risk Factors
Item 1B. Unresolved Staff Comments
Item 2. Properties
Item 3. Legal Proceedings
Item 4. Submission of Matters to a Vote of Security Holders
PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Item 6. Selected Financial Data
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Item 8. Financial Statements and Supplementary Data
Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
Item 9A. Controls and Procedures
Item 9B. Other Information
PART III
Item 10. Directors, Executive Officers and Corporate Governance
Item 11. Executive Compensation
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Item 13. Certain Relationships and Related Transactions, and Director Independence
Item 14. Principal Accountant Fees and Services
PART IV
Item 15. Exhibits and Financial Statement Schedules
SIGNATURES
Amendment dated October 18, 2001 to Mercantile Bank of West Michigan Deferred Compensation Plan for Members of the Board of Directors
Mercantile Bank of Michigan Amended and Restated Deferred Compensation Plan for Members of the Board of Directors
First Amendment dated October 10, 2007 to the Mercantile Bank of Michigan Amended and Restated Deferred Compensation Plan for Members of the Board of Directors
Extension Agreement of Data Processing Contract
Form of Mercantile Bank of Michigan Amended and Restated Executive Deferred Compensation Agreement
Form of First Amendment to the Mercantile Bank of Michigan Executive Deferred Compensation Agreement
Director Fee Summary
Form of Notice of Grant of Incentive Stock Option and Stock Option Agreement
Form of Restricted Stock Award Agreement Notification of Award and Terms and Conditions of Award
Lease Agreement
Subsidiaries of the Company
Consent of BDO Seidman, LLP
Consent of Crowe Chizek and Company LLC
Rule 13a-14(a) Certifications
Section 1350 Chief Executive Officer Certification
Section 1350 Chief Financial Officer Certification

PART I
Item 1. Business.
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
Our Bank
     Our bank is a state banking company that operates under the laws of the State of Michigan, pursuant to a charter issued by the Michigan Office of Financial and Insurance Services. Our bank’s deposits are insured to the maximum extent permitted by law by the Federal Deposit Insurance Corporation (“FDIC”). Our bank’s primary service area is the Kent and Ottawa County areas of West Michigan, which includes the City of Grand Rapids, the second largest city in the State of Michigan. In addition, our bank opened new offices in the cities of East Lansing and Ann Arbor, Michigan, during 2005, and in Novi, Michigan, during 2007.
     Our bank, through its nine offices, provides commercial and retail banking services primarily to small- to medium-sized businesses based in and around the Grand Rapids, Holland, Lansing, Ann Arbor and Oakland County areas. These offices consist of a main office located at 310 Leonard Street NW, Grand Rapids, Michigan, a combination branch and retail loan center located at 4613 Alpine Avenue NW, Comstock Park, Michigan, a combination branch and operations center located at 5610 Byron Center Avenue SW, Wyoming, Michigan, and branches located at 4860 Broadmoor Avenue SE, Kentwood, Michigan, 3156 Knapp Street NE, Grand Rapids, Michigan, 880 East 16th Street, Holland, Michigan, 3737 Coolidge Road, East Lansing, Michigan, 325 Eisenhower Parkway, Ann Arbor, Michigan, and 28350 Cabot Drive, Novi, Michigan.

     Our bank makes secured and unsecured commercial, construction, mortgage and consumer loans, and accepts checking, savings and time deposits. Our bank owns seven automated teller machines (“ATM”), located at our branch locations in Grand Rapids, Holland and East Lansing, that participate in the MAC, NYCE and PLUS regional network systems, as well as other ATM networks throughout the country. Our bank also enables customers to conduct certain loan and deposit transactions by telephone and personal computer. Courier service is provided to certain commercial customers, and safe deposit facilities are available at our branch locations in Grand Rapids, Holland and East Lansing. Our bank does not have trust powers. In December 2001, our bank entered into a joint brokerage services and marketing agreement with Raymond James Financial Services, Inc. to make available to its customers financial planning, retail brokerage, equity research, insurance and annuities, retirement planning, trust services and estate planning.
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
The Mercantile Trust
     In 2004, we formed the Mercantile trust, a Delaware business trust. Mercantile trust’s business and affairs are conducted by its property trustee, a Delaware trust company, and three individual administrative trustees who are employees and officers of the company. Mercantile trust was established for the purpose of issuing and selling its Series A and Series B trust preferred securities and common securities, and used the proceeds from the sales of those securities to acquire Series A and Series B Floating Rate Notes issued by the company. Substantially all of the net proceeds received by the company from the Series A transaction were used to redeem the trust preferred securities that had been issued by MBWM Capital Trust I in September 1999. We established MBWM Capital Trust I in 1999 to issue the trust preferred securities that were redeemed. Substantially all of the net proceeds received by the company from the Series B transaction were contributed to our bank as capital. The Series A and Series B Floating Rate Notes are categorized on our consolidated financial statements as subordinated debentures. Additional information regarding Mercantile trust is incorporated by reference to “Note 15 — Subordinated Debentures” and “Note 16 — Regulatory Matters” of the Notes to Consolidated Financial Statements included in this Annual Report on pages F-58 through F-60.

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
Employees
     As of December 31, 2007, we and our bank employed 273 full-time and 75 part-time persons. Management believes that relations with employees are good.
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
     The Board of Directors has delegated significant lending authority to officers of our bank. The Board of Directors believes this empowerment, supported by our strong credit culture and the significant experience of our commercial lending staff, makes us responsive to our customers. The loan policy currently specifies lending authority for certain officers up to $5.0 million, and $10.0 million for our bank’s Chairman of the Board and Chief Executive Officer; however, the $10.0 million lending authority is generally used only in rare circumstances where timing is of the essence. Generally, loan requests exceeding $2.5 million require approval by the Officers Loan Committee, and loan requests exceeding $4.0 million, up to the legal lending limit of approximately $33.6 million, require approval by the Board of Directors. In most circumstances, we apply an in-house lending limit that is significantly less than our bank’s legal lending limit.
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

     Working capital loans are often structured as a line of credit and are reviewed periodically in connection with the borrower’s year-end financial reporting. These loans are generally secured by substantially all of the assets of the borrower, and have an interest rate tied to the national prime rate. Loans and leases for machinery and equipment purposes typically have a maturity of three to five years and are fully amortizing, while commercial real estate loans are usually written with a five-year maturity and amortize over a 15 to 20 year period. Commercial loans and leases typically have an interest rate that is fixed to maturity or is tied to the national prime rate.
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

Loan and Lease Portfolio Quality
     We utilize a comprehensive grading system for our commercial loans and leases as well as residential mortgage and consumer loans. All commercial loans and leases are graded on a ten grade rating system. The rating system utilizes standardized grade paradigms that analyze several critical factors such as cash flow, management and collateral coverage. All commercial loans and leases are graded at inception and reviewed at various intervals thereafter. Residential mortgage and consumer loans are graded on a random sampling basis after the loan has been made using a separate standardized grade paradigm that analyzes several critical factors such as debt-to-income and credit and employment histories.
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
     Loans and leases are placed in a nonaccrual status when, in our opinion, uncertainty exists as to the ultimate collection of principal and interest. As of December 31, 2007, loans and leases placed in nonaccrual status totaled $28.8 million, or 1.60% of total loans and leases. As of the same date, loans and leases past due 90 days or more and still accruing interest totaled $1.0 million, or 0.05% of total loans and leases. As of December 31, 2007, there were no other significant loans and leases where known information about credit problems of borrowers warranted the placing of the loans or leases in a nonaccrual status.
     Additional detail and information relative to the loan and lease portfolio is incorporated by reference to Management’s Discussion and Analysis of Financial Condition and Results of Operation (“Management’s Discussion and Analysis”) beginning on Page F-4 and Note 3 of the Consolidated Financial Statements on pages F-46 and F-47 included in this Annual Report.
Allowance for Loan and Lease Losses
     In each accounting period, we adjust the allowance for loan and lease losses (“allowance”) to the amount we believe is necessary to maintain the allowance at adequate levels. Through the loan and lease review and credit departments, we attempt to allocate specific portions of the allowance based on specifically identifiable problem loans and leases. The evaluation of the allowance is further based on, but not limited to, consideration of the internally prepared Reserve Analysis, composition of the loan and lease portfolio, third party analysis of the loan and lease administration processes and portfolio and general economic conditions. In addition, the historical strong commercial loan and lease growth and expansions into new markets are taken into account.
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
     The primary risks associated with commercial loans and leases are the financial condition of the borrower, the sufficiency of collateral, and lack of timely payment. We have a policy of requesting and reviewing periodic financial statements from our commercial loan and lease customers, and periodically reviewing existence of collateral and its value. The primary risk element that we consider for consumer and residential real estate loans is lack of timely payment. We have a reporting system that monitors past due loans and have adopted policies to pursue our creditor’s rights in order to preserve our bank’s collateral position.
     Additional detail regarding the allowance is incorporated by reference to Management’s Discussion and Analysis beginning on Page F-4 and Note 3 of the Notes to Consolidated Financial Statements of the Company on pages F-46 and F-47 included in this Annual Report.
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
     Additional detail and information relative to the securities portfolio is incorporated by reference to Management’s Discussion and Analysis beginning on Page F-4 and Note 2 of the Notes to Consolidated Financial Statements on pages F-43 through F-45 included in this Annual Report.
Competition
     Our primary markets for loans and core deposits are the Grand Rapids, Holland, Lansing, Ann Arbor and Oakland County metropolitan areas. We face substantial competition in all phases of our operations from a variety of different competitors. We compete for deposits, loans and other financial services with numerous Michigan-based and out-of-state banks, savings banks, thrifts, credit unions and other financial institutions as well as from other entities that provide financial services. Some of the financial institutions and financial service organizations with which we compete are not subject to the same degree of regulation as we are. Many of our primary competitors have been in business for many years, have established customer bases, are larger, have substantially higher lending limits than we do, and offer larger branch networks and other services which we do not. Most of these same entities have greater capital resources than we do, which, among other things, may allow them to price their services at levels more favorable to the customer and to provide larger credit facilities than we do. Under the Gramm-Leach-Bliley Act, effective March 11, 2000, securities firms and insurance companies that elect to become financial holding companies may acquire banks and other financial institutions. The Gramm-Leach-Bliley Act affects the competitive environment in which we conduct our business. The financial services industry is also likely to become more competitive as further technological advances enable more companies to provide financial services.
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

Item 1A. Risk Factors.
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
     We are and will continue to be dependent upon the services of our management team, including Michael H. Price, Chairman of the Board, President and Chief Executive Officer, and our other senior managers. The loss of Mr. Price, or any of our other senior managers, could have an adverse effect on our growth and performance. We have entered into employment contracts with Mr. Price and two other executive officers. The contracts provide for a three year employment period that is extended for an additional year each year unless a notice is given indicating that the contract will not be extended.

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
     We have utilized and expect to continue to utilize out-of-area or wholesale deposits to support our asset growth. These deposits are generally a lower cost source of funds when compared to the interest rates that we would have to offer in our local markets to generate a commensurate level of funds. In addition, the overhead costs associated with wholesale deposits are considerably less than the overhead costs we would incur to obtain and administer a similar level of local deposits. A decline in the availability of these wholesale deposits would require us to fund our growth with more costly funding sources, which could reduce our net interest margin, limit our growth, reduce our asset size, or increase our overhead costs. Wholesale deposits include deposits obtained through brokers. If a bank is not well capitalized, regulatory approval is required to accept brokered deposits.
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
     Our primary growth strategy has been to grow internally by increasing our business in the western Michigan area, and more recently in the Lansing, Ann Arbor and Oakland County areas of Michigan. We are also considering other areas in which we may expand our business. This internal growth strategy depends in large part on generating an increasing level of loans and deposits at acceptable risk and interest rate levels without commensurate increases in non-interest expenses. There can be no assurance that we will be successful in continuing our growth strategy due to delays and other impediments resulting from regulatory oversight, limited availability of qualified personnel and favorable and cost effective branch sites, and management time, capital, and expenses required to develop new branch sites and markets. In addition, the success of our growth strategy will depend on maintaining sufficient regulatory capital levels and on adequate economic conditions in our market areas.

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
Item 1B. Unresolved Staff Comments
     We have received no written comments regarding our periodic or current reports from the staff of the Securities and Exchange Commission that were issued 180 days or more before the end of our 2007 fiscal year and that remain unresolved.
Item 2. Properties.
     During 2005, our bank placed into service a new four-story facility located approximately two miles north from the center of downtown Grand Rapids. This facility serves as the Company’s headquarters and our bank’s main office, and houses the administration function, our bank’s commercial lending and review function, our bank’s loan operations function, a full service branch, portions of our bank’s retail lending and business development function and our bank’s retail brokerage operation. The facility consists of approximately 55,000 square feet of usable space and contains multiple drive-through lanes with ample parking. The land and building are owned by our real estate company. The address of this facility is 310 Leonard Street NW, Grand Rapids, Michigan.
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
     During 2003, our bank designed and started construction of a new two-story facility located in Holland, Michigan. This facility, which was completed during the fourth quarter of 2004, serves as a full service banking center for the Holland area, including commercial lending, retail lending and a full service branch. The facility, which is owned by our bank, consists of approximately 30,000 square feet of usable space and contains multiple drive-through lanes with ample parking. The address of this facility is 880 East 16th Street, Holland, Michigan.
     During 2005, our bank opened a branch facility in the City of Ann Arbor, Michigan. The facility is one story and has approximately 10,000 square feet of usable space. The facility is operated under a lease agreement between our bank and a third party, and serves as a full service banking center for the Ann Arbor area, including commercial lending, retail lending and a full service branch. There is ample parking space, but no drive-through lanes. The address of this facility is 325 Eisenhower Parkway, Ann Arbor, Michigan.
     During 2006, our bank purchased approximately 3 acres of vacant land and designed and initiated construction of a new three-story facility in East Lansing, Michigan. This facility was completed during the second quarter of 2007, and serves as a full service banking center for the greater Lansing area, including commercial lending, retail lending, and a full service branch. The facility consists of approximately 27,000 square feet of usable space and contains multiple drive-through lanes with ample parking. The address of this facility is 3737 Coolidge Road, East Lansing, Michigan.
     During 2007, our bank opened a branch facility in the City of Novi, Michigan. The facility is one story and has approximately 8,600 square feet of usable space. The facility is operated under a lease agreement between our bank and a third party, and serves as a full service banking center for the Oakland County area, including commercial lending, retail lending and a full service branch. There is ample parking space, but no drive-through lanes. The address of this facility is 28350 Cabot Road, Novi, Michigan.
Item 3. Legal Proceedings.
     From time to time, we may be involved in various legal proceedings that are incidental to our business. In the opinion of management, we are not a party to any legal proceedings that are material to our financial condition, either individually or in the aggregate.
Item 4. Submission of Matters to a Vote of Security Holders.
     None
PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
     Our common stock is traded on the Nasdaq Global Select Market under the symbol “MBWM”. At February 11, 2008, there were 301 record holders of our common stock. In addition, we estimate that there were approximately 4,000 beneficial owners of our common stock who own their shares through brokers or banks.

     The following table shows the high and low sales prices for our common stock as reported by the Nasdaq Global Select Market for the periods indicated and the quarterly cash dividends paid by us during those periods. The prices have been adjusted for the 5% stock dividends paid on May 4, 2007 and May 16, 2006.

	High	Low	Dividend
2007
First Quarter	$36.62	$29.30	$0.13
Second Quarter	31.43	26.59	0.14
Third Quarter	27.40	19.86	0.14
Fourth Quarter	22.70	14.49	0.14

2006
First Quarter	$36.38	$34.01	$0.11
Second Quarter	39.57	33.61	0.12
Third Quarter	39.10	35.16	0.12
Fourth Quarter	38.87	35.30	0.12
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
     On January 8, 2008, we declared a $0.15 per share cash dividend on our common stock, payable on March 10, 2008 to record holders as of February 8, 2008. We currently expect to continue to pay a quarterly cash dividend, although there can be no assurance that we will continue to do so.
Issuer Purchases of Equity Securities
     We did not purchase any shares of our common stock during the fourth quarter of 2007.
Shareholder Return Performance Graph
     Set forth below is a line graph comparing the yearly percentage change in the cumulative total shareholder return on our common stock (based on the last reported sales price of the respective year) with the cumulative total return of the Nasdaq Composite Index and the SNL Nasdaq Bank Index from December 31, 2002 through December 31, 2007. The following is based on an investment of $100 on December 31, 2002 in our common stock, the Nasdaq Composite Index and the SNL Nasdaq Bank Index, with dividends reinvested where applicable.

	Period Ending
Index	12/31/02	12/31/03	12/31/04	12/31/05	12/31/06	12/31/07
Mercantile Bank Corporation	100.00	163.88	188.10	194.47	202.59	89.59
NASDAQ Composite	100.00	150.01	162.89	165.13	180.85	198.60
SNL Bank NASDAQ Index	100.00	129.08	147.94	143.43	161.02	126.42

Item 6. Selected Financial Data.
     The Selected Financial Data on page F-3 in this Annual Report is incorporated here by reference.
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation.
     Management’s Discussion and Analysis on pages F-4 through F-23 in this Annual Report is incorporated here by reference.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
     The information under the heading “Market Risk Analysis” on pages F-24 through F-26 in this Annual Report is incorporated here by reference.

Item 8. Financial Statements and Supplementary Data.
     The Consolidated Financial Statements, Notes to Consolidated Financial Statements and the Reports of Independent Registered Public Accounting Firms on pages F-27 through F-29 in this Annual Report are incorporated here by reference.
Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.
     We previously reported a change in our registered public accounting firm from Crowe Chizek and Company LLC to BDO Seidman, LLP. On September 19, 2006, we filed a report on Form 8-K with the Securities and Exchange Commission reporting the change of accountants and making related disclosures.
Item 9A. Controls and Procedures.
     As of December 31, 2007, an evaluation was performed under the supervision of and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of December 31, 2007.
     There have been no significant changes in our internal controls over financial reporting during the quarter ended December 31, 2007, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
     Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2007. This evaluation was based on criteria for effective internal control over financial reporting described in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control — Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2007.
     Our independent registered public accounting firm has issued an audit report on our internal control over financial reporting which is included in this Annual Report.
Item 9B. Other Information.
     None

PART III
Item 10. Directors, Executive Officers and Corporate Governance.
     The information presented under the captions “Election of Directors,” “Executive Officers,” “Section 16(a) Beneficial Ownership Reporting Compliance” and “Corporate Governance — Code of Ethics” in the definitive Proxy Statement of Mercantile for our April 24, 2008 Annual Meeting of Shareholders (the “Proxy Statement”), a copy of which will be filed with the Securities and Exchange Commission before the meeting date, is incorporated here by reference.
     We have a separately-designated standing audit committee established in accordance with Section 3(a)(58)(A) of the Securities Exchange Act of 1934. The members of the Audit Committee consist of Betty S. Burton, David M. Cassard, David M. Hecht, Calvin D. Murdock, Merle J. Prins and Timothy O. Schad. The Board of Directors has determined that Messrs. Cassard, Murdock and Schad, members of the Audit Committee, are qualified as audit committee financial experts, as that term is defined in the rules of the Securities and Exchange Commission. Messrs. Cassard, Murdock and Schad are independent, as independence for audit committee members is defined in the Nasdaq listing standards and the rules of the Securities and Exchange Commission.
Item 11. Executive Compensation.
     The information presented under the captions “Executive Compensation,” “Corporate Governance — Compensation Committee Interlocks and Insider Participation” and “Compensation Committee Report” in the Proxy Statement is incorporated here by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
     The information presented under the caption “Stock Ownership of Certain Beneficial Owners and Management” in the Proxy Statement is incorporated here by reference.

Equity Compensation Plan Information
     The following table summarizes information, as of December 31, 2007, relating to compensation plans under which equity securities are authorized for issuance.

			Number of securities
			remaining available for
			future issuance under
	Number of securities to	Weighted average	equity compensation
	be issued upon exercise	exercise price of	plans (excluding
	of outstanding options,	outstanding options,	securities reflected in
Plan Category	warrants and rights	warrants and rights	column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders (1)	271,755	$24.34	502,000 (2)

Equity compensation plans not approved by security holders	0	0	0

Total	271,755	$24.34	502,000

(1)	These plans are Mercantile’s 1997 Employee Stock Option Plan, 2000 Employee Stock Option Plan, 2004 Employee Stock Option Plan, Independent Director Stock Option Plan and the Stock Incentive Plan of 2006.

(2)	These securities are available under the Stock Incentive Plan of 2006. Incentive awards may include, but are not limited to, stock options, restricted stock, stock appreciation rights and stock awards.
Item 13. Certain Relationships and Related Transactions, and Director Independence.
     The information presented under the captions “Transactions with Related Persons” and “Corporate Governance — Director Independence” in the Proxy Statement is incorporated here by reference.
Item 14. Principal Accountant Fees and Services.
     The information presented under the caption “Principal Accountant Fees and Services” in the Proxy Statement is incorporated here by reference.

PART IV
Item 15. Exhibits and Financial Statement Schedules
(a) (1) Financial Statements. The following financial statements and reports of independent registered public accounting firms of Mercantile Bank Corporation and its subsidiaries are filed as part of this report:
Report of Independent Registered Public Accounting Firm dated February 25, 2008 — BDO Seidman, LLP
Report of Independent Registered Public Accounting Firm dated February 20, 2007 — Crowe Chizek and Company LLC
Consolidated Balance Sheets -— December 31, 2007 and 2006
Consolidated Statements of Income for each of the three years in the period ended December 31, 2007
Consolidated Statements of Changes in Shareholders’ Equity for each of the three years in the period ended December 31, 2007
Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 2007
Notes to Consolidated Financial Statements
The financial statements, the notes to financial statements, and the reports of independent registered public accounting firms listed above are incorporated by reference in Item 8 of this report.
(2)	Financial Statement Schedules

Not applicable
(b)	Exhibits:

EXHIBIT NO.	EXHIBIT DESCRIPTION

3.1	Our Articles of Incorporation are incorporated by reference to exhibit 3.1 of our Form 10-Q for the quarter ended June 30, 2004

3.2	Our Amended and Restated Bylaws dated as of January 16, 2003 are incorporated by reference to exhibit 3.2 of our Registration Statement on Form S-3 (Commission File No. 333-103376) that became effective on February 21, 2003

10.1	Our 1997 Employee Stock Option Plan is incorporated by reference to exhibit 10.1 of our Registration Statement on Form SB-2 (Commission File No. 333-33081) that became effective on October 23, 1997 *

10.2	Our 2000 Employee Stock Option Plan is incorporated by reference to exhibit 10.14 of our Form 10-K for the year ended December 31, 2000 *

10.3	Our 2004 Employee Stock Option Plan is incorporated by reference to exhibit 10.1 of our Form 10-Q for the quarter ended September 30, 2004 *

EXHIBIT NO.	EXHIBIT DESCRIPTION

10.4	Form of Stock Option Agreement for options under the 2004 Employee Stock Option Plan is incorporated by reference to exhibit 10.2 of our Form 10-Q for the quarter ended September 30, 2004 *

10.5	Our Independent Director Stock Option Plan is incorporated by reference to exhibit 10.26 of our Form 10-K for the year ended December 31, 2002 *

10.6	Form of Stock Option Agreement for options under the Independent Director Stock Option Plan is incorporated by reference to exhibit 10.1 of our Form 8-K filed October 22, 2004 *

10.7	Mercantile Bank of West Michigan Deferred Compensation Plan for Members of the Board of Directors (1999) is incorporated by reference to Exhibit 10.6 of the Registration Statement of the company and our trust on Form SB-2 (Commission File Nos. 333-84313 and 333-84313-01) that became effective on September 13, 1999 *

10.8	Amendment dated October 18, 2001 to Mercantile Bank of West Michigan Deferred Compensation Plan for Members of the Board of Directors (1999)

10.9	Mercantile Bank of Michigan Amended and Restated Deferred Compensation Plan for Members of the Board of Directors dated June 29, 2006

10.10	First Amendment dated October 10, 2007 to the Mercantile Bank of Michigan Amended and Restated Deferred Compensation Plan for Members of the Board of Directors dated June 29, 2006

10.11	Agreement between Fiserv Solutions, Inc. and our bank dated September 10, 1997, is incorporated by reference to exhibit 10.3 of our Registration Statement on Form SB-2 (Commission File No. 333-33081) that became effective on October 23, 1997

10.12	Extension Agreement of Data Processing Contract between Fiserv Solutions, Inc. and our bank dated May 12, 2000 extending the agreement between Fiserv Solutions, Inc. and our bank dated September 10, 1997, is incorporated by reference to exhibit 10.15 of our Form 10-K for the year ended December 31, 2000

10.13	Extension Agreement of Data Processing Contract between Fiserv Solutions, Inc. and our bank dated November 21, 2002 extending the agreement between Fiserv Solutions, Inc. and our bank dated September 10, 1997, is incorporated by reference to exhibit 10.5 of our Form 10-K for the year ended December 31, 2002

10.14	Extension Agreement of Data Processing Contract between Fiserv Solutions, Inc. and our bank dated December 20, 2006 extending the agreements between Fiserv Solutions, Inc. and our bank dated September 10, 1997 and November 21, 2002

10.15	Amended and Restated Employment Agreement dated as of October 18, 2001, among the company, our bank and Gerald R. Johnson, Jr., is incorporated by reference to exhibit 10.21 of our Form 10-K for the year ended December 31, 2001 *

10.16	Amended and Restated Employment Agreement dated as of October 18, 2001, among the company, our bank and Michael H. Price, is incorporated by reference to exhibit 10.22 of our Form 10-K for the year ended December 31, 2001 *

EXHIBIT NO.	EXHIBIT DESCRIPTION

10.17	Employment Agreement dated as of October 18, 2001, among the company, our bank and Robert B. Kaminski, Jr., is incorporated by reference to exhibit 10.23 of our Form 10-K for the year ended December 31, 2001 *

10.18	Employment Agreement dated as of October 18, 2001, among the company, our bank and Charles E. Christmas, is incorporated by reference to exhibit 10.23 of our Form 10-K for the year ended December 31, 2001 *

10.19	Amendment to Employment Agreement dated as of October 17, 2002, among the company, our bank and Gerald R. Johnson, Jr., is incorporated by reference to exhibit 10.21 of our Form 10-K for the year ended December 31, 2002 *

10.20	Amendment to Employment Agreement dated as of October 17, 2002, among the company, our bank and Michael H. Price, is incorporated by reference to exhibit 10.22 of our Form 10-K for the year ended December 31, 2002 *

10.21	Amendment to Employment Agreement dated as of October 17, 2002, among the company, our bank and Robert B. Kaminski, Jr., is incorporated by reference to exhibit 10.23 of our Form 10-K for the year ended December 31, 2002 *

10.22	Amendment to Employment Agreement dated as of October 17, 2002, among the company, our bank and Charles E. Christmas, is incorporated by reference to exhibit 10.24 of our Form 10-K for the year ended December 31, 2002 *

10.23	Amendment to Employment Agreement dated as of October 28, 2004, among the company, our bank and Robert B. Kaminski, Jr., is incorporated by reference to exhibit 10.21 of our Form 10-K for the year ended December 31, 2004 *

10.24	Junior Subordinated Indenture between us and Wilmington Trust Company dated September 16, 2004 providing for the issuance of the Series A and Series B Floating Rate Junior Subordinated Notes due 2034 is incorporated by reference to exhibit 10.1 of our Form 8-K filed December 15, 2004

10.25	Amended and Restated Trust Agreement dated September 16, 2004 for Mercantile Bank Capital Trust I is incorporated by reference to exhibit 10.2 of our Form 8-K filed December 15, 2004

10.26	Placement Agreement between us, Mercantile Bank Capital Trust I, and SunTrust Capital Markets, Inc. dated September 16, 2004 is incorporated by reference to exhibit 10.3 of our Form 8-K filed December 15, 2004

10.27	Guarantee Agreement dated September 16, 2004 between Mercantile as Guarantor and Wilmington Trust Company as Guarantee Trustee is incorporated by reference to exhibit 10.4 of our Form 8-K filed December 15, 2004

10.28	Form of Agreement Amending Stock Option Agreement, dated November 17, 2005 issued under our 2004 Employee Stock Option Plan, is incorporated by reference to exhibit 10.1 of our Form 8-K filed December 14, 2005 *

10.29	Second Amendment to Employment Agreement dated as of November 17, 2005, among the company, our bank and Gerald R. Johnson, Jr. is incorporated by reference to exhibit 10.28 of our Form 10-K for the year ended December 31, 2005 *

EXHIBIT NO.	EXHIBIT DESCRIPTION

10.30	Second Amendment to Employment Agreement dated as of November 17, 2005, among the company, our bank and Michael H. Price is incorporated by reference to exhibit 10.29 of our Form 10-K for the year ended December 31, 2005 *

10.31	Third Amendment to Employment Agreement dated as of November 17, 2005, among the company, our bank and Robert B. Kaminski, Jr. is incorporated by reference to exhibit 10.30 of our Form 10-K for the year ended December 31, 2005 *

10.32	Second Amendment to Employment Agreement dated as of November 17, 2005, among the company, our bank and Charles E. Christmas is incorporated by reference to exhibit 10.31 of our Form 10-K for the year ended December 31, 2005 *

10.33	Form of Mercantile Bank of Michigan Executive Deferred Compensation Agreement, that has been entered into between our bank and each of Gerald R. Johnson, Jr., Michael H. Price, Robert B. Kaminski, Jr., Charles E. Christmas, and certain other officers of our bank is incorporated by reference to exhibit 10.32 of our Form 10-K for the year ended December 31, 2005 *

10.34	Form of Mercantile Bank of Michigan Amended and Restated Executive Deferred Compensation Agreement dated November 18, 2006, that has been entered into between our bank and each of Gerald R. Johnson, Jr., Michael H. Price, Robert B. Kaminski, Jr., Charles E. Christmas, and certain other officers of our bank *

10.35	Form of First Amendment to the Mercantile Bank of Michigan Executive Deferred Compensation Agreement dated November 18, 2006, that has been entered into between our bank and each of Gerald R. Johnson, Jr., Michael H. Price, Robert B. Kaminski, Jr., Charles E. Christmas, and certain other officers of our bank, dated October 25, 2007 *

10.36	Form of Mercantile Bank of Michigan Split Dollar Agreement that has been entered into between our bank and each of Gerald R. Johnson, Jr., Michael H. Price, Robert B. Kaminski, Jr., Charles E. Christmas, and certain other officers of our bank is incorporated by reference to exhibit 10.33 of our Form 10-K for the year ended December 31, 2005 *

10.37	Director Fee Summary *

10.38	Lease Agreement between our bank and The Conlin Company dated July 12, 2005 for our Ann Arbor, Michigan office is incorporated by reference to exhibit 10.36 of our Form 10-K for the year ended December 31, 2005

10.39	Stock Incentive Plan of 2006 is incorporated by reference to Appendix A of our proxy statement for our April 27, 2006 annual meeting of shareholders that was filed with the Securities and Exchange Commission *

10.40	Form of Notice of Grant of Incentive Stock Option and Stock Option Agreement for incentive stock options granted in 2006 under our Stock Incentive Plan of 2006 is incorporated by reference to exhibit 10.1 of our Form 8-K filed November 22, 2006 *

EXHIBIT NO.	EXHIBIT DESCRIPTION

10.41	Form of Notice of Grant of Incentive Stock Option and Stock Option Agreement for incentive stock options granted after 2006 under our Stock Incentive Plan of 2006 *

10.42	Form of Restricted Stock Award Agreement Notification of Award and Terms and Conditions of Award for restricted stock granted in 2006 under our Stock Incentive Plan of 2006 is incorporated by reference to exhibit 10.2 of our Form 8-K filed November 22, 2006 *

10.43	Form of Restricted Stock Award Agreement Notification of Award and Terms and Conditions of Award for restricted stock granted after 2006 under our Stock Incentive Plan of 2006 *

10.44	Executive Officer Bonus Plan for 2007 is incorporated by reference to exhibit 10.1 of our Form 8-K filed January 29, 2007 *

10.45	Retirement Agreement by and among Mercantile Bank Corporation, Mercantile Bank of Michigan and Gerald R. Johnson, Jr. is incorporated by reference to exhibit 10.1 of our Form 8-K filed May 25, 2007 *

10.46	Additional Release of Claims Pursuant to Retirement Agreement Dated May 24, 2007 by and among Mercantile Bank Corporation, Mercantile Bank of Michigan and Gerald R. Johnson, Jr. is incorporated by reference to exhibit 10.1 of our Form 10-Q for the quarter ended September 30, 2007 *

10.47	Lease Agreement between our bank and CD Partners LLC dated October 2, 2007 for our Oakland County, Michigan office

21	Subsidiaries of the company

23.1	Consent of BDO Seidman, LLP

23.2	Consent of Crowe Chizek and Company LLC

31	Rule 13a-14(a) Certifications

32.1	Section 1350 Chief Executive Officer Certification

32.2	Section 1350 Chief Financial Officer Certification

*	Management contract or compensatory plan
(c)	Financial Statements Not Included In Annual Report

Not applicable

MERCANTILE BANK CORPORATION
FINANCIAL INFORMATION
December 31, 2007 and 2006

MERCANTILE BANK CORPORATION
FINANCIAL INFORMATION
December 31, 2007 and 2006

SELECTED FINANCIAL DATA

	2007	2006	2005	2004	2003
	(Dollars in thousands except per share data)
Consolidated Results of Operations:

Interest income	$144,181	$137,260	$102,130	$69,022	$54,658
Interest expense	88,624	75,673	46,838	26,595	23,395

Net interest income	55,557	61,587	55,292	42,427	31,263
Provision for loan and lease losses	11,070	5,775	3,790	4,674	3,800
Noninterest income	5,870	5,261	5,661	4,302	4,409
Noninterest expense	38,356	32,262	31,117	23,198	18,071

Income before income tax expense	12,001	28,811	26,046	18,857	13,801
Income tax expense	3,035	8,964	8,145	5,136	3,785

Net income	$8,966	$19,847	$17,901	$13,721	$10,016

Consolidated Balance Sheet Data:

Total assets	$2,121,403	$2,067,268	$1,838,210	$1,536,119	$1,203,337
Cash and cash equivalents	29,430	51,380	36,753	20,811	16,564
Securities	211,736	202,419	181,614	152,965	121,510
Loans and leases, net of deferred fees	1,799,880	1,745,478	1,561,812	1,317,124	1,035,963
Allowance for loan and lease losses	25,814	21,411	20,527	17,819	14,379
Bank owned life insurance policies	39,118	30,858	28,071	23,750	16,441

Deposits	1,591,181	1,646,903	1,419,352	1,159,181	902,892
Securities sold under agreements to repurchase	97,465	85,472	72,201	56,317	49,545
Federal Home Loan Bank advances	180,000	95,000	130,000	120,000	90,000
Subordinated debentures	32,990	32,990	32,990	32,990	16,495
Shareholders’ equity	178,155	171,915	155,125	141,617	130,201

Consolidated Financial Ratios:

Return on average assets	0.43%	1.01%	1.05%	0.99%	0.96%
Return on average shareholders’ equity	5.10%	12.19%	12.05%	10.16%	10.61%
Average shareholders’ equity to average assets	8.44%	8.31%	8.73%	9.79%	9.00%

Nonperforming loans and leases to total loans and leases	1.66%	0.49%	0.26%	0.22%	0.17%
Allowance for loan and lease losses to total loans and leases	1.43%	1.23%	1.31%	1.35%	1.39%

Tier 1 leverage capital	9.97%	10.04%	10.45%	11.53%	12.49%
Tier 1 leverage risk-based capital	10.14%	10.37%	10.82%	11.82%	12.60%
Total risk-based capital	11.39%	11.45%	12.00%	13.03%	13.84%

Per Share Data:

Net Income:
Basic	$1.06	$2.36	$2.14	$1.65	$1.42
Diluted	1.06	2.33	2.10	1.61	1.39

Book value at end of period	20.89	21.43	19.46	17.78	16.40
Dividends declared	0.55	0.48	0.39	0.30	0.26
Dividend payout ratio	52.16%	20.34%	17.79%	18.60%	18.41%

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
Allowance For Loan and Lease Losses: The allowance for loan and lease losses (“allowance”) is maintained at a level we believe is adequate to absorb probable incurred losses identified and inherent in the loan and lease portfolio. Our evaluation of the adequacy of the allowance is an estimate based on past loan loss experience, the nature and volume of the loan and lease portfolio, information about specific borrower situations and estimated collateral values and assessments of the impact of current and anticipated economic conditions on the loan and lease portfolio. Allocations of the allowance may be made for specific loans or leases, but the entire allowance is available for any loan or lease that, in management’s judgment, should be charged-off. Loan and lease losses are charged against the allowance when management believes the uncollectibility of a loan or lease is likely. The balance of the allowance represents management’s best estimate, but significant downturns in circumstances relating to loan and lease quality or economic conditions could result in a requirement for an increased allowance in the future. Likewise, an upturn in loan and lease quality or improved economic conditions may result in a decline in the required allowance in the future. In either instance, unanticipated changes could have a significant impact on operating earnings.

The allowance is increased through a provision charged to operating expense. Uncollectible loans and leases are charged-off through the allowance. Recoveries of loans and leases previously charged-off are added to the allowance. A loan or lease is considered impaired when it is probable that contractual interest and principal payments will not be collected either for the amounts or by the dates as scheduled in the loan or lease agreement. Impairment is evaluated in aggregate for smaller-balance loans of similar nature such as residential mortgage, consumer and credit card loans, and on an individual loan or lease basis for other loans. If a loan or lease is impaired, a portion of the allowance is allocated so that the loan or lease is reported, net, at the present fair value of estimated future cash flows using the loan’s or lease’s existing interest rate or at the fair value of collateral if repayment is expected solely from the collateral. Loans and leases are evaluated for impairment when payments are delayed, typically 30 days or more, or when serious deficiencies are identified within the credit relationship. Our policy for recognizing income on impaired loans is to accrue interest unless a loan is placed on nonaccrual status. Management has reviewed the application of this policy with the Audit Committee of the company’s Board of Directors.
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
We were incorporated on July 15, 1997 as a bank holding company to establish and own our bank. Our bank, after receiving all necessary regulatory approvals, began operations on December 15, 1997. Our bank has a strong commitment to community banking and offers a wide range of financial products and services, primarily to small- to medium-sized businesses, as well as individuals. Our bank’s lending strategy focuses on commercial lending, and, to a lesser extent, residential mortgage and consumer lending. Our bank also offers a broad array of deposit products, including checking, savings, money market, and certificates of deposit, as well as security repurchase agreements. Our primary markets are the Grand Rapids, Holland, Lansing, Ann Arbor and Oakland County areas. Our bank utilizes certificates of deposit from customers located outside of the primary market area to assist in funding the historically strong asset growth our bank has experienced since inception.
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
Our real estate company was organized on July 21, 2003, principally to develop, construct and own our facility in downtown Grand Rapids which serves as our bank’s main office and Mercantile Bank Corporation’s headquarters. Construction was completed during the second quarter of 2005.
FINANCIAL CONDITION
Primarily reflecting the competitive commercial loan pricing and underwriting environments and weakening economic conditions within our markets during 2007, our asset growth during 2007 was lower than historical levels. Assets increased from $2,067.3 million on December 31, 2006 to $2,121.4 million on December 31, 2007. This represents an increase in total assets of $54.1 million, or 2.6%. Asset growth in 2006 totaled $229.1 million, and averaged $288.0 million during the period of 2004 through 2006. The increase in total assets during 2007 was primarily comprised of a $50.0 million increase in net loans and leases, a $9.3 million increase in securities and an $8.3 million increase in bank owned life insurance policies, partially offset by a $22.0 million decrease in cash equivalents. The increase in assets was primarily funded by an $85.0 million increase in Federal Home Loan Bank (“FHLB”) advances, a $12.0 million increase in repurchase agreements and a $6.2 million increase in shareholders’ equity.
Earning Assets
Average earning assets equaled 95.0% of average total assets during 2007, compared to 94.9% during 2006, with our asset composition remaining relatively unchanged. The loan and lease portfolio continued to comprise a majority of earning assets, followed by securities and federal funds sold.
Our loan and lease portfolio, which equaled 89.2% of average earnings assets during 2007, is primarily comprised of commercial loans and leases. Commercial loans and leases increased by $53.8 million during 2007, and at December 31, 2007, totaled $1,659.2 million, or 92.2% of the total loan and lease portfolio. The growth in our commercial loan and lease portfolio slowed during 2007, primarily reflecting the competitive pricing and underwriting environments and weakening economic conditions within our markets during 2007. The competitive pressures, from financial institutions and other entities such as private equity funds, negatively impacted the volume of loans we booked and accelerated the level of loan payoffs. Despite the competitive pressures, we remained committed to our traditionally high underwriting standards and believe the long term benefits of this posture outweigh the short term negative impact to our net interest income and net income due to the resulting smaller balance of our commercial loan and lease portfolio.
The commercial loan and lease portfolio represents loans to businesses generally located within our market areas. Approximately 71% of the commercial loan and lease portfolio is primarily secured by real estate properties, with the remaining generally secured by other business assets such as accounts receivable, inventory, and equipment. The continued significant concentration of the loan and lease portfolio in commercial loans and leases and the typically strong growth of this portion of our lending business are consistent with our stated strategy of focusing a substantial amount of our efforts on “wholesale” banking. Corporate and business lending continues to be an area of expertise for our senior management team, and our commercial lenders have extensive commercial lending experience, with most having at least ten years’ experience. Of each of the loan categories that we originate, commercial loans and leases are most efficiently originated and managed, thus limiting overhead costs by necessitating the attention of fewer employees. Our commercial lending business generates the largest portion of local deposits, and is our primary source of demand deposits.

During the latter part of 2007, our loan review function completed a real estate loan project that expanded our traditional loan coding paradigm to provide increased specificity in the categorization of loans secured by real estate. The following table summarizes our loans secured by real estate, excluding residential mortgage loans representing permanent financing to owner occupied dwellings and home equity lines of credit, as of December 31, 2007:

Residential – Vacant Land	$19,730,000
Residential – Land Development	64,107,000
Residential – Construction	30,828,000
Commercial – Vacant Land	27,664,000
Commercial – Land Development	31,754,000
Commercial – Construction NonOwner Occupied	80,926,000
Commercial – Construction Owner Occupied	7,906,000
Commercial – NonOwner Occupied	519,720,000
Commercial – Owner Occupied	374,596,000

Total	$1,157,231,000

Residential mortgage and consumer loans increased in aggregate $0.6 million during 2007, and at December 31, 2007, totaled $140.7 million, or 7.8% of the total loan and lease portfolio. While we expect the residential mortgage loan and consumer loan portfolios to increase in future periods, the commercial sector of the lending efforts and resultant assets are expected to remain the dominant loan portfolio category given our wholesale banking strategy.
The following table presents total loans outstanding as of December 31, 2007, according to scheduled repayments of principal on fixed rate loans and repricing frequency on variable rate loans. Floating rate loans that are currently at interest rate ceilings or interest rate floors are treated as fixed rate loans and are reflected using maturity date and not repricing frequency.

	0-1	1-5	After 5
	Year	Years	Years	Total
Construction and land development	$210,037,000	$47,282,000	$6,549,000	$263,868,000
Real estate – secured by 1-4 family properties	68,898,000	52,552,000	14,067,000	135,517,000
Real estate – secured by multi-family properties	28,283,000	23,505,000	163,000	51,951,000
Real estate – secured by nonresidential properties	390,585,000	427,921,000	37,366,000	855,872,000
Commercial	381,074,000	97,993,000	5,578,000	484,645,000
Leases	181,000	2,684,000	0	2,865,000
Consumer	1,967,000	2,589,000	606,000	5,162,000

	$1,081,025,000	$654,526,000	$64,329,000	$1,799,880,000

Fixed rate loans	$125,738,000	$653,542,000	$64,329,000	$843,609,000
Floating rate loans	955,287,000	984,000	0	956,271,000

	$1,081,025,000	$654,526,000	$64,329,000	$1,799,880,000

Our credit policies establish guidelines to manage credit risk and asset quality. These guidelines include loan review and early identification of problem loans and leases to provide effective loan and lease portfolio administration. The credit policies and procedures are meant to minimize the risk and uncertainties inherent in lending. In following these policies and procedures, we must rely on estimates, appraisals and evaluations of loans and leases and the possibility that changes in these could occur quickly because of changing economic conditions.

Identified problem loans and leases, which exhibit characteristics (financial or otherwise) that could cause the loans and leases to become nonperforming or require restructuring in the future, are included on the internal “watch list.” Senior management and the Board of Directors review this list regularly.
The level of net loan and lease charge-offs and nonperforming assets increased during 2007. Although we were never directly involved in the underwriting of or the investing in subprime residential real estate loans, the apparent substantial and rapid collapse of this line of business during 2007 throughout the United States had a significant negative impact on our residential real estate development lending portion of our business. The resulting decline in real estate prices and slowdown in sales stretched the cash flow of our local developers and eroded the value of our underlying collateral, causing elevated levels of nonperforming assets and net loan and lease charge-offs.
As of December 31, 2007, nonperforming assets totaled $35.7 million, or 1.68% of total assets, an increase from the $9.6 million, or 0.46% of total assets, as of December 31, 2006. Nonperforming loans and leases totaled $29.8 million and foreclosed properties/repossessed assets equaled $5.9 million at year-end 2007, compared to $8.6 million and $1.0 million, respectively, at year-end 2006. As of December 31, 2007, nonperforming loans secured by real estate, combined with all foreclosed properties, totaled $28.6 million, or 80% of total nonperforming assets. Nonperforming loans and foreclosed properties associated with the development of residential real estate totaled $11.1 million, with another $3.2 million in nonperforming loans secured by, and foreclosed properties consisting of, residential properties. Net loan and lease charge-offs during 2007 totaled $6.7 million, or 0.38% of average total loans and leases. During 2006, net loan and lease charge-offs totaled $4.9 million, or 0.29% of average total loans and leases.
The following table provides a breakdown of nonperforming assets as of December 31, 2007 and net loan charge-offs during 2007 by property type:

	Nonperforming	Net Loan
	Assets	Charge-Offs
Residential – Land Development	$8,066,000	$1,384,000
Residential – Construction	3,066,000	36,000
Residential – Owner Occupied / Rental	3,170,000	1,536,000
Commercial – Land Development	542,000	0
Commercial – Owner Occupied	6,447,000	714,000
Commercial – NonOwner Occupied	7,307,000	1,854,000
Commercial – NonReal Estate	7,091,000	1,096,000
Consumer – NonReal Estate	15,000	47,000

Total	$35,704,000	$6,667,000

The following table summarizes nonperforming loans and leases and troubled debt restructurings:

	December 31, 2007	December 31, 2006	December 31, 2005	December 31, 2004	December 31, 2003
Loans and leases on nonaccrual status	$28,832,000	$7,752,000	$3,601,000	$2,842,000	$233,000

Loans and leases 90 days or more past due and accruing interest	977,000	819,000	394,000	0	1,552,000

Troubled debt restructurings	0	0	0	0	0

Total	$29,809,000	$8,571,000	$3,995,000	$2,842,000	$1,785,000

The following table summarizes changes in the allowance for loan and lease losses for the past five years:

	2007	2006	2005	2004	2003
Loan and leases outstanding at year-end	$1,799,880,000	$1,745,478,000	$1,561,812,000	$1,317,124,000	$1,035,963,000

Daily average balance of loans and leases outstanding	$1,765,465,000	$1,660,284,000	$1,432,609,000	$1,177,568,000	$887,512,000

Balance of allowance at beginning of year	$21,411,000	$20,527,000	$17,819,000	$14,379,000	$10,890,000

Loans and leases charged-off:
Commercial, financial and agricultural	(4,232,000)	(5,208,000)	(718,000)	(1,328,000)	(471,000)
Construction and land development	(1,353,000)	0	(521,000)	0	0
Leases	(18,000)	0	0	0	0
Residential real estate	(1,618,000)	(50,000)	(131,000)	(16,000)	(26,000)
Instalment loans to individuals	(53,000)	(131,000)	(22,000)	(61,000)	(99,000)

Total loans and leases charged-off	(7,274,000)	(5,389,000)	(1,392,000)	(1,405,000)	(596,000)

Recoveries of previously charged-off loans and leases:
Commercial, financial and agricultural	586,000	487,000	298,000	150,000	257,000
Construction and land development	11,000	0	2,000	0	0
Leases	0	0	0	0	0
Residential real estate	3,000	2,000	6,000	0	22,000
Instalment loans to individuals	7,000	9,000	4,000	21,000	6,000

Total recoveries	607,000	498,000	310,000	171,000	285,000

Net charge-offs	(6,667,000)	(4,891,000)	(1,082,000)	(1,234,000)	(311,000)

Provision for loan and leases losses	11,070,000	5,775,000	3,790,000	4,674,000	3,800,000

Balance of allowance at year-end	$25,814,000	$21,411,000	$20,527,000	$17,819,000	$14,379,000

Ratio of net charge-offs during the period to average loans and leases outstanding during the period	(0.38%)	(0.29%)	(0.08%)	(0.10%)	(0.04%)

Ratio of allowance to loans and leases outstanding at end of the period	1.43%	1.23%	1.31%	1.35%	1.39%

In each accounting period, we adjust the allowance to the amount we believe is necessary to maintain the allowance at adequate levels. Through the loan and lease review and credit departments, we attempt to allocate specific portions of the allowance based on specifically identifiable problem loans and leases. The evaluation of the allowance is further based on, but not limited to, consideration of the internally prepared Reserve Analysis, composition of the loan and lease portfolio, third party analysis of the loan and lease administration processes and portfolio and general economic conditions. In addition, the historically strong commercial loan and lease growth and expansions into new markets are taken into account.
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

	December 31,2007		December 31,2006		December 31,2005		December 31,2004		December 31,2003
		Loan		Loan		Loan		Loan		Loan
	Amount	Portfolio	Amount	Portfolio	Amount	Portfolio	Amount	Portfolio	Amount	Portfolio
Commercial, financial and agricultural	$18,947	77.4%	$15,706	74.7%	$16,507	76.9%	$15,457	79.8%	$12,220	79.0%

Construction and land development	4,907	14.7	3,975	17.1	2,868	14.5	1,581	10.3	1,571	11.4

Leases	29	0.1	15	0.1	30	0.1	39	0.2	26	0.2

Residential real estate	1,829	7.5	1,591	7.6	1,020	8.2	557	9.3	450	8.9

Instalment loans to individuals	102	0.3	124	0.5	102	0.3	185	0.4	112	0.5

Unallocated	0	0.0	0	0.0	0	0.0	0	0.0	0	0.0

Total	$25,814	100.0%	$21,411	100.0%	$20,527	100.0%	$17,819	100.0%	$14,379	100.0%

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
Securities increased $9.3 million during 2007, from $202.4 million on December 31, 2006 to $211.7 million at December 31, 2007. During 2007, the securities portfolio equaled 10.4% of average earning assets. Purchases during 2007 totaled $22.3 million, while proceeds from the maturities, calls and repayments of securities totaled $15.2 million. We maintain the securities portfolio at levels to provide adequate pledging for the repurchase agreement program and secondary liquidity for our daily operations. In addition, the portfolio serves a primary interest rate risk management function. At December 31, 2007, the portfolio was comprised of high credit quality U.S. Government Agency issued bonds (38%), municipal general obligation and revenue bonds (31%), U.S. Government Agency issued and guaranteed mortgage-backed securities (26%), Federal Home Loan Bank stock (5%) and a mutual fund (less than 1%).

The following table reflects the composition of the securities portfolio, excluding Federal Home Loan Bank stock:

	December 31, 2007		December 31, 2006		December 31, 2005
	Carrying		Carrying		Carrying
	Value	Percentage	Value	Percentage	Value	Percentage
U.S. Government agency debt obligations	$80,945,000	40.1%	$76,836,000	39.4%	$63,712,000	36.7%

Mortgage-backed securities	54,619,000	27.0	53,083,000	27.2	48,237,000	27.7

Municipal general obligations	57,668,000	28.5	56,870,000	29.2	53,685,000	30.9

Municipal revenue bonds	7,662,000	3.8	7,073,000	3.6	7,081,000	4.1

Mutual fund	1,109,000	0.6	1,048,000	0.6	1,012,000	0.6

Total	$202,003,000	100.0%	$194,910,000	100.0%	$173,727,000	100.0%

All securities, with the exception of tax-exempt municipal bonds, have been designated as “available for sale” as defined in Statement of Financial Accounting Standards (SFAS) No. 115, Accounting for Certain Investments in Debt and Equity Securities. Securities designated as available for sale are stated at fair value, with the unrealized gains and losses, net of income tax, reported as a separate component of shareholders’ equity in accumulated other comprehensive income. The fair value of securities designated as available for sale at December 31, 2007 and 2006 was $136.7 million and $131.0 million, respectively. The net unrealized gain recorded at year-end 2007 was $0.4 million, compared to the net unrealized loss of $1.7 million at year-end 2006. All tax-exempt municipal bonds have been designated as “held to maturity” as defined in SFAS No. 115, and are stated at amortized cost. As of December 31, 2007 and 2006, held to maturity securities had an amortized cost of $65.3 million and $63.9 million and a fair value of $66.4 million and $65.0 million, respectively.
The following table shows by class of maturities as of December 31, 2007, the amounts and weighted average yields of investment securities (1):

	Carrying	Average
	Value	Yield
U.S. Treasury securities and obligations of U.S.
Government agencies and corporations
One year or less	$0	NA
Over one through five years	35,055,000	4.92%
Over five through ten years	45,890,000	5.24
Over ten years	0	NA

	80,945,000	5.10

Obligations of states and political subdivisions
One year or less	1,517,000	6.36
Over one through five years	10,083,000	6.92
Over five through ten years	11,784,000	6.38
Over ten years	41,946,000	6.37

	65,330,000	6.45

Mortgage-backed securities	54,619,000	5.12
Mutual fund	1,109,000	4.25

	$202,003,000	5.53%

(1) Yields on tax-exempt securities are computed on a fully taxable-equivalent basis.

Federal funds sold, consisting of excess funds sold overnight to correspondent banks, are used to manage daily liquidity needs and interest rate sensitivity. During 2007, the average balance of these funds equaled 0.4% of average earning assets, down slightly from 0.5% during 2006. The levels maintained during 2007 and 2006 are well within our internal policy guidelines, and future levels are not expected to change significantly.
Cash and due from bank balances decreased from $51.1 million at December 31, 2006, to $29.1 million on December 31, 2007, a decrease of $22.0 million. Although our cash balances were relatively unchanged, there were two primary factors resulting in a relatively large decline in our due from bank balances: in early July 2007, we initiated an image exchange program for our outgoing cash letter with our primary correspondent bank that resulted in faster collection, and in mid-September of 2007 we instituted a deposit reclassification program, impacting our reserve requirement calculation, that virtually eliminated our need to maintain deposit balances with the Federal Reserve Bank of Chicago. The initiation of these two programs provided for a combined reduction in due from bank balances of approximately $13.0 million. The remainder of the decline in due from bank balances primarily results from the typical relatively large day-to-day fluctuations of our outgoing cash letter reflecting our commercial lending focus. Cash and due from bank balances averaged $33.1 million, or 1.6% of average assets during 2007, compared to $38.3 million, or 2.0% of average assets, during 2006.
Net premises and equipment increased from $33.5 million at December 31, 2006, to $34.3 million on December 31, 2007, an increase of $0.8 million. Purchases of premises and equipment during 2007 totaled $3.5 million, primarily reflecting a portion of the construction costs associated with our new banking facility located in East Lansing, Michigan, which opened in May 2007. Depreciation expense during 2007 equaled $2.7 million.
Source of Funds
Our major sources of funds are from deposits, repurchase agreements and FHLB advances. Total deposits decreased from $1,646.9 million at December 31, 2006, to $1,591.2 million on December 31, 2007, a decrease of $55.7 million. Included within these numbers is the success we achieved in generating deposit growth from customers located within our market areas during 2007. Local deposits increased from $633.0 million at year-end 2006, to $666.1 million at year-end 2007, an increase of $33.1 million. Out-of-area deposits decreased from $1,013.8 million at December 31, 2006, to $925.0 million on December 31, 2007, a decrease of $88.8 million. The decline in out-of-area deposits is closely associated with the $85.0 million increase in FHLB advances from $95.0 million at year-end 2006 to $180.0 million at year-end 2007. Repurchase agreements increased from $85.5 million at December 31, 2006, to $97.5 million on December 31, 2007, an increase of $12.0 million. At December 31, 2007, local deposits and repurchase agreements equaled 39.8% of total funding liabilities, compared to 38.4% on December 31, 2006.
Noninterest-bearing checking deposit accounts, comprised primarily of business loan customers, declined $0.1 million, and equaled 6.0% of average total liabilities during 2007. Interest-bearing checking accounts increased $4.5 million, and equaled 1.9% of average total liabilities during 2007. Money market deposit accounts increased $2.5 million, and equaled 0.6% of average total liabilities during 2007. Business loan customers also comprise the majority of interest-bearing checking and money market deposit accounts, although to a lesser extent than noninterest-bearing checking accounts. Pursuant to Federal law and regulations, incorporated businesses may not own interest-bearing checking accounts and transactions from money market accounts are limited. We anticipate continued overall growth of our check-writing deposit accounts as additional business loans are extended and through the efforts of our branch network and business development activities.
Savings account balances recorded a decrease of $11.6 million, and equaled 4.5% of average total liabilities, during 2007. The decline in savings account balances during 2007 is primarily due to customers opening certificates of deposit with funds from their savings accounts, as rates offered on certificates of deposit were higher than rates offered on savings accounts. Business loan customers also comprise the majority of savings account holders, although to a lesser extent than check-writing accounts. While we anticipate an increase in savings account balances as additional business loans are extended and through the efforts of our branch network and business development activities, the increase may be negatively impacted by potential continued fund transfers to certificate of deposit products.

Certificates of deposit purchased by customers located within our market areas increased $37.8 million during 2007, growing from $358.2 million at December 31, 2006, to $396.0 million on December 31, 2007. These deposits accounted for 20.3% of average total liabilities during 2007. The growth was attributable to individuals, businesses and municipalities, and includes new monies to our bank from existing and new customers as well as transfers from existing savings accounts. The increase in local municipality certificates of deposit has been facilitated by our qualifying for funds from new municipal customers and additional funds from existing customers through a combination of our asset growth and increased capital as measured by the municipalities’ investment policy guidelines, and is a trend that we expect to continue.
Certificates of deposit obtained from customers located outside of our market areas decreased by $88.8 million during 2007, and represented 52.3% of average total liabilities. At December 31, 2007, out-of-area deposits totaled $925.0 million. The decline primarily reflects our decision to replace some of the maturing out-of-area deposits with FHLB advances. Out-of-area deposits consist primarily of certificates of deposit placed by deposit brokers for a fee, but also include certificates of deposit obtained from the deposit owners directly. The owners of the out-of-area deposits include individuals, businesses and governmental units located throughout the United States.
Repurchase agreements increased $12.0 million and equaled 4.6% of average total liabilities during 2007. At December 31, 2007, repurchase agreements totaled $97.5 million. As part of our sweep account program, collected funds from certain business noninterest-bearing checking accounts are invested in overnight interest-bearing repurchase agreements. Such repurchase agreements are not deposit accounts and are not afforded federal deposit insurance.
FHLB advances increased $85.0 million and equaled 6.2% of average total liabilities during 2007. At December 31, 2007, FHLB advances totaled $180.0 million. FHLB advances are collateralized by residential mortgage loans, first mortgage liens on multi-family residential property loans, first mortgage liens on commercial real estate property loans, and substantially all other assets of our bank, under a blanket lien arrangement. Our borrowing line of credit at December 31, 2007 totaled $318.1 million, with availability approximating $118.0 million.
Shareholders’ equity increased $6.2 million and equaled 8.4% of average assets during 2007. The increase was primarily attributable to net income from operations, which totaled $9.0 million during 2007. Also positively impacting shareholders’ equity was a $1.4 million mark-to-market adjustment for available for sale securities as defined in SFAS No. 115, plus proceeds totaling $0.2 million relating to stock option exercises and our dividend reinvestment and employee stock purchase plans. Negatively impacting shareholders’ equity during 2007 was the payment of cash dividends, which totaled $4.7 million.
RESULTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2007 and 2006
Summary
Net income during 2007 was $9.0 million, or $1.06 per basic and diluted share, compared to net income of $19.8 million, or $2.36 per basic share and $2.33 per diluted share, recorded in 2006. The $10.8 million decline in net income represents a decrease of 54.8%, while diluted earnings per share were down 54.5%. The decline in net income during 2007 from that of 2006 is primarily the result of lower net interest income and a higher provision for loan and lease losses. In addition, net income during 2007 includes a one-time $1.2 million ($0.8 million after-tax) expense associated with the financial retirement package for former Chairman and Chief Executive Officer, Gerald R. Johnson Jr. which was recorded in conjunction with Mr. Johnson’s retirement effective June 30, 2007. Excluding this one-time expense, net income for 2007 was $9.8 million, or $1.16 per basic share and $1.15 per diluted share.

The following table shows some of the key performance and equity ratios for the years ended December 31, 2007 and 2006:

	2007	2006
Return on average total assets	0.43%	1.01%
Return on average equity	5.10	12.19
Dividend payout ratio	52.16	20.34
Average equity to average assets	8.44	8.31
Net Interest Income
Net interest income, the difference between revenue generated from earning assets and the interest cost of funding those assets, is our primary source of earnings. Interest income (adjusted for tax-exempt income) and interest expense totaled $145.4 million and $88.6 million during 2007, respectively, providing for net interest income of $56.8 million. During 2006, interest income and interest expense were $138.5 million and $75.7 million, respectively, providing for net interest income of $62.8 million. In comparing 2007 with 2006, interest income increased 5.0%, interest expense was up 17.1% and net interest income decreased 9.6%. The level of net interest income is primarily a function of asset size, as the weighted average interest rate received on earning assets is greater than the weighted average interest cost of funding sources; however, factors such as types and levels of assets and liabilities, interest rate environment, interest rate risk, asset quality, liquidity, and customer behavior also impact net interest income as well as the net interest margin.
The net interest margin declined from 3.37% in 2006 to 2.87% in 2007, a decrease of 14.8%. Our net interest margin during 2005 was 3.50%. Throughout 2005 and during the first half of 2006, our net interest margin was generally on an increasing trend. From June 2004 through June 2006, the Federal Open Market Committee (“FOMC”) increased the federal funds rate by 25 basis points at 17 consecutive meetings, causing the prime rate to increase from 4.00% in June 2004 to 8.25% in June 2006. Our yield on assets increased significantly during this time period, as the interest rates on over 70% of our total loans and leases were tied to the prime rate. Our cost of funds also increased during this time period, as interest rates paid on our deposits and borrowings increased as well. However, our cost of funds increased at a slower rate than the increase in our yield on assets, with a significant portion of our interest-bearing liabilities comprised of fixed rate certificates of deposit and borrowings, resulting in a lagged increased cost of funds.
From the period of June 2006 through September 2007, the FOMC left the federal funds rate unchanged, resulting in a relatively steady yield on assets. However, our cost of funds continued to increase as maturing fixed rate certificates of deposit and borrowings, which were obtained during lower interest rate environments, were replaced or renewed at higher interest rates, resulting in a declining net interest margin. In September 2007, the FOMC started to aggressively lower the federal funds rate with three interest rate reductions totaling 100 basis points through the end of 2007, causing the prime rate to decline from 8.25% to 7.25%. With about 60% of our total loans and leases tied to the prime rate and a significant portion of our interest-bearing liabilities comprised of fixed rate certificates of deposit and borrowings, our asset yield declined at a much faster rate than our cost of funds, resulting in further compression of our net interest margin.
The FOMC continued to aggressively reduce the federal funds rate in early 2008 with two interest rate reductions totaling 125 basis points in late January, causing the prime rate to decline from 7.25% to 6.00%. This action will further compress our net interest margin for at least the first quarter of 2008. However, we do expect our net interest margin to improve if the FOMC either stops lowering the federal funds rate or lowers it less aggressively and with lower magnitudes of change. If the former occurs, we would expect a relatively steady yield on assets but a significant reduction in cost of funds as maturing fixed rate certificates of deposit and borrowings that were obtained during periods of higher interest rate environments are replaced or renewed at lower interest rates.
Also negatively impacting our net interest margin during 2007 was an increase in nonperforming assets, with a higher level of loans on nonaccrual status and a higher balance of foreclosed properties than in previous periods. A very competitive loan and deposit pricing environment, combined with a continuation of a flat to inverted yield curve, also negatively impacted our net interest margin.

The following table depicts the average balance, interest earned and paid, and weighted average rate of our assets, liabilities and shareholders’ equity during 2007, 2006 and 2005. The subsequent table also depicts the dollar amount of change in interest income and interest expense of interest-earning assets and interest-bearing liabilities, segregated between change due to volume and change due to rate. For tax-exempt investment securities, interest income and yield have been computed on a tax equivalent basis using a marginal tax rate of 35%. As a result, securities interest income was increased by $1.2 million in 2007, 2006 and 2005.

	Years ended December 31,
	2007			2006			2005
	Average		Average	Average		Average	Average		Average
(Dollars in thousands)	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate
Taxable securities	$141,289	$7,243	5.13%	$128,382	$6,557	5.11%	$114,097	$5,588	4.90%
Tax-exempt securities	64,122	4,013	6.26	61,949	3,930	6.34	58,005	3,703	6.38

Total securities	205,411	11,256	5.48	190,331	10,487	5.51	172,102	9,291	5.40

Loans and leases	1,765,465	133,685	7.57	1,660,284	127,470	7.68	1,432,609	93,666	6.54
Short-term investments	510	20	3.92	320	12	3.75	582	14	2.41
Federal funds sold	8,239	420	5.10	9,745	482	4.95	8,156	266	3.26

Total earning assets	1,979,625	145,381	7.34	1,860,680	138,451	7.44	1,613,449	103,237	6.40

Allowance for loan and lease losses	(23,157)			(21,464)			(19,048)
Cash and due from banks	33,099			38,298			36,827
Other non-earning assets	94,279			82,419			70,769

Total assets	$2,083,846			$1,959,933			$1,701,997

Interest-bearing demand deposits	$37,143	$1,047	2.82%	$36,530	$1,069	2.93%	$36,319	$707	1.95%
Savings deposits	86,009	2,977	3.46	93,046	3,328	3.58	113,945	2,934	2.57
Money market accounts	11,706	359	3.07	10,326	325	3.15	9,478	211	2.23
Time deposits	1,385,260	71,838	5.19	1,289,777	60,033	4.65	1,036,457	35,032	3.38

Total interest- bearing deposits	1,520,118	76,221	5.01	1,429,679	64,755	4.53	1,196,199	38,884	3.25

Short-term borrowings	93,307	3,493	3.74	75,885	2,867	3.78	66,814	1,795	2.69
Federal Home Loan Bank advances	118,904	6,100	5.13	121,932	5,393	4.42	131,137	4,200	3.20
Long-term borrowings	36,610	2,810	7.68	35,895	2,658	7.40	35,014	1,959	5.59

Total interest- bearing liabilities	1,768,939	88,624	5.01	1,663,391	75,673	4.55	1,429,164	46,838	3.28

Demand deposits	115,172			115,390			111,892
Other liabilities	23,838			18,371			12,352

Total liabilities	1,907,949			1,797,152			1,553,408
Average equity	175,897			162,781			148,589

Total liabilities and equity	$2,083,846			$1,959,933			$1,701,997

Net interest income		$56,757			$62,778			$56,399

Rate spread			2.33%			2.89%			3.12%

Net interest margin			2.87%			3.37%			3.50%

	Years ended December 31,
	2007 over 2006			2006 over 2005
	Total	Volume	Rate	Total	Volume	Rate
Increase (decrease) in interest income
Taxable securities	$686,000	$662,000	$24,000	$969,000	$722,000	$247,000
Tax exempt securities	83,000	136,000	(53,000)	227,000	250,000	(23,000)
Loans	6,215,000	7,984,000	(1,769,000)	33,804,000	16,123,000	17,681,000
Short term investments	8,000	7,000	1,000	(2,000)	(8,000)	6,000
Federal funds sold	(62,000)	(76,000)	14,000	216,000	59,000	157,000

Net change in tax-equivalent income	6,930,000	8,713,000	(1,783,000)	35,214,000	17,146,000	18,068,000

Increase (decrease) in interest expense
Interest-bearing demand deposits	(22,000)	18,000	(40,000)	362,000	4,000	358,000
Savings deposits	(351,000)	(246,000)	(105,000)	394,000	(605,000)	999,000
Money market accounts	34,000	43,000	(9,000)	114,000	20,000	94,000
Time deposits	11,805,000	4,644,000	7,161,000	25,001,000	9,832,000	15,169,000
Short term borrowings	626,000	652,000	(26,000)	1,072,000	268,000	804,000
Federal Home Loan Bank advances	707,000	(137,000)	844,000	1,193,000	(312,000)	1,505,000
Long term borrowings	152,000	53,000	99,000	699,000	50,000	649,000

Net change in interest expense	12,951,000	5,027,000	7,924,000	28,835,000	9,257,000	19,578,000

Net change in tax-equivalent net interest income	$(6,021,000)	$3,686,000	$(9,707,000)	$6,379,000	$7,889,000	$(1,510,000)

Interest income is primarily generated from the loan and lease portfolio, and to a lesser degree from securities, federal funds sold and short term investments. Interest income increased $6.9 million during 2007 from that earned in 2006, totaling $145.4 million in 2007 compared to $138.5 million in the previous year. The increase is primarily due to the growth in earning assets, which more than offset the lower interest rate environment and increased level of nonperforming assets during 2007 when compared to 2006. The yield on average earning assets declined from 7.44% recorded in 2006 to 7.34% in 2007.
During 2007, average earning assets increased $118.9 million, from $1,860.7 million in 2006 to $1,979.6 million during 2007. Growth in average total loans and leases, totaling $105.2 million, comprised 88.5% of the increase in average earning assets during 2007. Interest income generated from the loan and lease portfolio increased $6.2 million during 2007 over the level earned in 2006, comprised of an increase of $8.0 million from the growth in the loan and lease portfolio and a decrease of $1.8 million due to a decline in the yield earned on the loan portfolio to 7.57% from 7.68%. The decrease in the loan and lease portfolio yield is primarily due to a lower interest rate environment during 2007 than in 2006 and an increase in nonperforming loans.
Growth in the securities portfolio also added to the increase in interest income during 2007 over that of 2006. Average securities increased by $15.1 million in 2007, increasing from $190.3 million in 2006 to $205.4 million in 2007. The growth equated to an increase in interest income of $0.8 million. The yield earned on the securities portfolio decreased slightly during 2007, from 5.51% to 5.48%. Interest income earned on federal funds sold decreased by $0.1 million due to a small decline in the average balance during 2007.
Interest expense is primarily generated from interest-bearing deposits, and to a lesser degree from repurchase agreements, FHLB advances and subordinated debentures. Interest expense increased $12.9 million during 2007 from that expensed in 2006, totaling $88.6 million in 2007 compared to $75.7 million in the previous year. The increase in interest expense is primarily attributable to the impact of an increase in interest-bearing liabilities and an increased cost of funds associated with the renewal and replacement of maturing fixed rate certificates of deposit and borrowings in 2007 that were obtained during periods of lower interest rates when compared to the interest rate environment during 2007. Interest-bearing liabilities averaged $1,768.9 million during 2007, or $105.5 million higher than the average interest-bearing liabilities of $1,663.4 million during 2006. This growth resulted in increased interest expense of $5.0 million. An increase in interest expense of $7.9 million was recorded during 2007 primarily due to an increased cost of funds primarily attributable to fixed rate certificates of deposit and borrowings. The cost of average interest-bearing liabilities increased from the 4.55% recorded in 2006 to 5.01% in 2007.
Average certificate of deposit growth during 2007 of $95.5 million equated to an increase in interest expense of $4.6 million, with an additional $7.2 million expensed due to the increase in the average rate paid as lower-rate certificates of deposit matured and were either renewed or replaced with higher-costing certificates of deposit throughout 2007. A decline in other average interest-bearing deposit accounts, totaling $5.0 million, equated to a decrease in interest expense of $0.2 million, with an additional interest expense reduction of $0.2 million recorded due to a decrease in the average rate paid during 2007.
Average short term borrowings, comprised of repurchase agreements and federal funds purchased, increased $17.4 million during 2007, resulting in increased interest expense of $0.7 million, with a slight reduction in interest expense due to a decrease in the average rate paid during 2007. Average FHLB advances decreased $3.0 million, equating to a decrease in interest expense of $0.1 million; however, an increased average rate added $0.8 million to interest expense. Growth in average long-term borrowings, comprised of subordinated debentures and deferred director and officer compensation programs, equated to an increase in interest expense of less than $0.1 million during 2007, with an increased average rate adding $0.1 million to interest expense.
Provision for Loan and Lease Losses
The provision for loan and lease losses totaled $11.1 million during 2007, compared to the $5.8 million expensed during 2006. The increase primarily reflects a higher volume of nonperforming loans and leases and other downgrades within our commercial loan and lease portfolio, necessitating a higher allowance balance. Nonperforming loans and leases totaled $29.8 million, or 1.66% of total loans and leases, as of December 31, 2007, compared to $8.6 million, or 0.49% of total loans and leases, as of December 31, 2006. Net loan and lease charge-offs during 2007 totaled $6.7 million, or 0.38% of average total loans and leases. Net loan and lease charge-offs during 2006 totaled $4.9 million, or 0.29% of average total loans and leases. Loan and lease growth during 2007 equaled $54.4 million, compared to loan and lease growth of $183.7 million during 2006. The allowance as a percentage of total loans outstanding as of December 31, 2007 was 1.43%, compared to 1.23% at year-end 2006. Although we believe the allowance is adequate to cover losses as they arise, there can be no assurance that we will not sustain losses in any given period that could be substantial in relation to, or greater than, the size of the allowance.
In each accounting period, we adjust the allowance to the amount we believe is necessary to maintain the allowance at adequate levels. Through the loan and lease review and credit departments, we attempt to allocate specific portions of the allowance based on specifically identifiable problem loans and leases. The evaluation of the allowance is further based on, but not limited to, consideration of the internally prepared Reserve Analysis, composition of the loan and lease portfolio, third party analysis of the loan and lease administration processes and portfolio and general economic conditions. In addition, the historically strong commercial loan and lease growth and expansions into new markets are taken into account.
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

Noninterest Income
Noninterest income totaled $5.9 million in 2007, an increase of $0.6 million from the $5.3 million earned in 2006. Service charge income on deposits and repurchase agreements increased $0.2 million during 2007 when compared to 2006, reflecting an increase in the number of deposit accounts and modest increases in our fee structure. Earnings from increased cash surrender value of bank owned life insurance policies increased $0.1 million in 2007, primarily reflecting a higher balance from the purchase of additional policies during the year. We recorded increases in virtually all other fee income-producing activities in 2007 when compared to 2006, with the exception of residential mortgage banking fees, which decreased $0.1 million due to a lower volume of activity.
Noninterest Expense
Noninterest expense during 2007 totaled $38.4 million, an increase of $6.1 million over the $32.3 million expensed in 2006. Salary expense and benefit costs increased $3.9 million in 2007 when compared to 2006. Included in 2007 salary and benefit costs is a one-time $1.2 million expense associated with the financial retirement package for former Chairman and Chief Executive Officer Gerald R. Johnson, Jr., in conjunction with Mr. Johnson’s retirement effective June 30, 2007. The remainder of the increase in salary and benefit costs during 2007 primarily reflects the increase in full-time equivalent employees from 291 at year-end 2006 to 306 at year-end 2007 and annual pay increases. Occupancy, furniture and equipment costs increased $0.2 million in 2007. Other non-interest expenses, in aggregate, increased $2.0 million in 2007 when compared to 2006, reflecting increased costs associated with a higher level of nonperforming assets, higher FDIC insurance premiums and additional expenditures required to administer an increased asset base.
Federal Income Tax Expense
Federal income tax expense was $3.0 million in 2007, a decrease of $6.0 million over the $9.0 million expensed during 2006. The decrease during 2007 is primarily due to the decline in our pre-federal income tax profitability. Our effective tax rate for 2007 was 25.3%, compared to 31.1% in 2006, reflecting a decrease in taxable income and the related increase in tax-exempt income as a percent of taxable income.
RESULTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005
Summary
Net income during 2006 was $19.8 million, or $2.36 per basic share and $2.33 per diluted share, compared to net income of $17.9 million, or $2.14 per basic share and $2.10 per diluted share, recorded in 2005. The $1.9 million improvement in net income represents an increase of 10.9%, while diluted earnings per share were up 11.0%. The earnings improvement during 2006 over that of 2005 is primarily attributable to higher net interest income, which more than offset increases in provision expense and overhead costs.
The following table shows some of the key performance and equity ratios for the years ended December 31, 2006 and 2005.

	2006	2005
Return on average total assets	1.01%	1.05%
Return on average equity	12.19	12.05
Dividend payout ratio	20.34	17.79
Average equity to average assets	8.31	8.73

Net Interest Income
Net interest income, the difference between revenue generated from earning assets and the interest cost of funding those assets, is our primary source of earnings. Interest income (adjusted for tax-exempt income) and interest expense totaled $138.5 million and $75.7 million during 2006, respectively, providing for net interest income of $62.8 million. During 2005, interest income and interest expense were $103.2 million and $46.8 million, respectively, providing for net interest income of $56.4 million. In comparing 2006 with 2005, interest income increased 34.1%, interest expense was up 61.6% and net interest income increased 11.3%. The level of net interest income is primarily a function of asset size, as the weighted average interest rate received on earning assets is greater than the weighted average interest cost of funding sources; however, factors such as types and levels of assets and liabilities, interest rate environment, interest rate risk, asset quality, liquidity, and customer behavior also impact net interest income as well as the net interest margin.
The net interest margin declined from 3.50% in 2005 to 3.37% in 2006, a decrease of 3.7%. Our net interest margin during 2004 was 3.30%. Throughout 2005 and during the first half of 2006, our net interest margin was generally on an increasing trend. From June 2004 through June 2006, the Federal Open Market Committee (“FOMC”) increased the federal funds rate by 25 basis points at 17 consecutive meetings, causing the prime rate to increase from 4.00% in June 2004 to 8.25% in June 2006. Our yield on assets increased significantly during this time period, as the interest rates on over 70% of our total loans and leases were tied to the prime rate. Our cost of funds also increased during this time period, as interest rates paid on our deposits and borrowings increased as well. However, our cost of funds increased at a slower rate than the increase in our yield on assets, with a significant portion of our interest-bearing liabilities comprised of fixed rate certificates of deposit and borrowings, resulting in a lagged increased cost of funds. The FOMC left the federal funds rate unchanged from June 2006 through September 2007, resulting in a relatively steady yield on assets during that time period. However, our cost of funds continued to increase as maturing fixed rate certificates of deposit and borrowings, which were obtained during lower interest rate environments, were replaced or renewed at higher interest rates.
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
In each accounting period, we adjust the allowance by the amount we believe is necessary to maintain the allowance at adequate levels. Through the loan and lease review and credit departments, we attempt to allocate specific portions of the allowance based on specifically identifiable problem loans and leases. The evaluation of the allowance is further based on, but not limited to, consideration of the internally prepared Reserve Analysis, composition of the loan and lease portfolio, third party analysis of the loan and lease administration processes and portfolio and general economic conditions. In addition, the historically strong commercial loan and lease growth and expansions into new markets are taken into account.
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
Noninterest Income
Noninterest income totaled $5.3 million in 2006, a decrease of $0.4 million from the $5.7 million earned in 2005. Other noninterest income during 2005 included a one-time gain of $0.7 million which was recorded from the sale of state tax credits derived from the construction of the new main office in downtown Grand Rapids. Service charge income on deposit and repurchase agreements was unchanged in 2006 when compared to 2005; although the number of deposit accounts increased during 2006, the earnings credit rate also increased, reducing the level of fees paid by our depositors. Earnings from increased cash surrender value of bank owned life insurance policies increased $0.2 million in 2006, primarily reflecting a higher balance from the purchase of additional policies during the year. We recorded increases in virtually all other fee income-producing activities in 2006 when compared to 2005, with the exception of residential mortgage banking fees, which decreased $0.1 million due to lower volume of activity.
Noninterest Expense
Noninterest expense during 2006 totaled $32.3 million, an increase of $1.2 million over the $31.1 million expensed in 2005. Salary expense and benefit costs increased $0.3 million in 2006 when compared to 2005. Base compensation increased approximately $2.9 million, primarily reflecting the increase in full-time equivalent employees from 273 at year-end 2005 to 291 at year-end 2006 and annual pay increases. However, bonus expense declined $2.6 million during 2006 when compared to 2005. Occupancy, furniture and equipment costs increased $0.9 million in 2006, primarily reflecting a full year’s expense associated with the opening of our main office in downtown Grand Rapids during the second quarter of 2005, and the opening of our leased facilities in Lansing and Ann Arbor during the third quarter of 2005. All other non-interest expenses, in aggregate, were relatively unchanged in 2006 when compared to 2005.
Federal Income Tax Expense
Federal income tax expense was $9.0 million in 2006, an increase of $0.9 million over the $8.1 million expensed during 2005. The increase during 2006 is primarily due to the growth in our pre-federal income tax profitability. The effective tax rate for 2006 was 31.1%, compared to 31.3% in 2005.
CAPITAL RESOURCES
Shareholders’ equity is a noninterest-bearing source of funds that provides support for our asset growth. Shareholders’ equity was $178.2 million and $171.9 million at December 31, 2007 and 2006, respectively. The $6.3 million increase during 2007 is primarily attributable to net income from operations, which equaled $9.0 million during 2007. Also positively impacting shareholders’ equity was a $1.4 million mark-to-market adjustment for available for sale securities as defined in SFAS No. 115, plus proceeds totaling $0.2 million relating to stock option exercises and our dividend reinvestment and employee stock purchase plans. Negatively impacting shareholders’ equity during 2007 was the payment of cash dividends, which totaled $4.7 million.
We and our bank are subject to regulatory capital requirements administered by state and federal banking agencies. Failure to meet the various capital requirements can initiate regulatory action that could have a direct material effect on the financial statements. Our and our bank’s capital ratios as of December 31, 2007 and 2006 are disclosed under Note 16 on pages F-59 and F-60 of the Notes to Consolidated Financial Statements.
Our ability to pay cash and stock dividends is subject to limitations under various laws and regulations and to prudent and sound banking practices. On April 10, 2007, we declared a 5% common stock dividend, payable on May 4, 2007 to record holders as of April 23, 2007. This represented the seventh consecutive year we have paid a 5% stock dividend. Also during 2007, we paid a cash dividend on our common stock each calendar quarter. These cash dividends totaled $0.55 per share for 2007, and $4.7 million in aggregate amount. On January 8, 2008, we declared a $0.15 per common share cash dividend that will be paid on March 10, 2008 to shareholders of record on February 8, 2008.

LIQUIDITY
Liquidity is measured by our ability to raise funds through deposits, borrowed funds, capital or cash flow from the repayment of loans and investment securities. These funds are used to fund loans, meet deposit withdrawals, maintain reserve requirements and operate our company. Liquidity is primarily achieved through the growth of local and out-of-area deposits and liquid assets such as securities available for sale, matured securities and federal funds sold. Asset and liability management is the process of managing the balance sheet to achieve a mix of earning assets and liabilities that maximizes profitability, while providing adequate liquidity.
Our primary liquidity strategy is to fund loan growth with deposits, repurchase agreements and other borrowed funds and to maintain an adequate level of short- and medium-term investments to meet typical daily loan and deposit activity. Although deposit and repurchase agreement growth from customers located in our market areas has generally consistently increased, this growth has not been sufficient to meet our loan growth and provide monies for additional investing activities. To assist in providing the additional needed funds, we have regularly obtained monies from wholesale funding sources. Wholesale funds, comprised of certificates of deposit from customers outside of our market areas and advances from the FHLB, totaled $1,105.0 million, or 58.7% of combined deposits and borrowed funds as of December 31, 2007, compared to $1,108.8 million, or 60.4% of combined deposits and borrowed funds as of December 31, 2006.
Although local deposits have and are expected to increase as new business, municipal governmental unit and individual deposit relationships are established and as existing customers increase the balances in their accounts, the relatively high reliance on wholesale funds will likely remain. Our primary source of wholesale funds is out-of-area deposits. Out-of-area deposits consist primarily of certificates of deposit placed by deposit brokers for a fee, but also include certificates of deposit obtained from the deposit owners directly. Out-of-area deposits totaled $925.0 million as of December 31, 2007, compared to $1,013.8 million as of December 31, 2006. The owners of out-of-area deposits include individuals, businesses and municipal governmental units located throughout the United States. Based on recent data compiled from reports filed with the FDIC, the brokered certificate of deposit market has experienced strong growth over the past several years. Nationwide brokered certificates of deposit total in excess of $500 billion, an increase of about 100% over the past five years. As part of our interest rate risk management strategy, a majority of our wholesale funds are comprised of fixed rate certificates of deposit and FHLB advances that mature within one year, reflecting the fact that a majority of our loans and leases have a floating interest rate tied to either prime or LIBOR rates. While this strategy increases inherent liquidity risk, we believe the increased liquidity risk is sufficiently mitigated by the benefits derived from an interest rate risk management standpoint. In addition, we have developed a comprehensive contingency funding plan which we believe further mitigates the increased liquidity risk.
Wholesale funds are generally a lower all-in cost source of funds when compared to the interest rates that would have to be offered in the local markets to generate a sufficient level of funds. Generally, interest rates paid on new out-of-area deposits and FHLB advances were similar to interest rates paid on new certificates of deposit issued to local customers. In addition, the overhead costs associated with wholesale funds are considerably less than the overhead costs that would be incurred to attract and administer a similar level of local deposits, especially if the estimated costs of a needed expanded branching network were taken into account. We believe the relatively low overhead costs reflecting our limited branch network mitigate our high reliance on wholesale funds and resulting relatively low net interest margin.
As a member of the Federal Home Loan Bank of Indianapolis, our bank has access to the FHLB advance borrowing programs. Advances totaled $180.0 million as of December 31, 2007, compared to $95.0 million outstanding as of December 31, 2006. Based on available collateral as of December 31, 2007, we could borrow an additional $117.8 million. Our bank also has the ability to borrow money on a daily basis through correspondent banks using established unsecured federal funds purchased lines, totaling $72.0 million as of December 31, 2007. Our federal funds purchased position averaged $4.6 million during 2007, compared to an average federal funds sold position of $8.2 million.

The following table reflects, as of December 31, 2007, significant fixed and determinable contractual obligations to third parties by payment date, excluding accrued interest:

	One Year or Less	One to Three Years	Three to Five Years	Over Five Years	Total
Deposits without a stated maturity	$270,169,000	$0	$0	$0	$270,169,000

Certificates of deposits	1,030,178,000	259,723,000	31,111,000	0	1,321,012,000

Short term borrowings	111,265,000	0	0	0	111,265,000

Federal Home Loan Bank advances	80,000,000	90,000,000	10,000,000	0	180,000,000

Subordinated debentures	0	0	0	32,990,000	32,990,000

Other borrowed money	0	0	0	4,013,000	4,013,000

Operating leases	319,000	583,000	346,000	0	1,248,000
In addition to normal loan funding and deposit flow, we must maintain liquidity to meet the demands of certain unfunded loan commitments and standby letters of credit. At December 31, 2007, we had a total of $492.7 million in unfunded loan commitments and $81.3 million in unfunded standby letters of credit. Of the total unfunded loan commitments, $426.5 million were commitments available as lines of credit to be drawn at any time as customers’ cash needs vary, and $66.2 million were for loan commitments scheduled to close and become funded within the next twelve months. We monitor fluctuations in loan balances and commitment levels, and include such data in our overall liquidity management.
The following table depicts our loan commitments at the end of the past three years:

	December 31, 2007	December 31, 2006	December 31, 2005
Commercial unused lines of credit	$377,493,000	$345,195,000	$303,115,000
Unused lines of credit secured by 1-4 family residential properties	33,083,000	29,314,000	27,830,000
Credit card unused lines of credit	9,035,000	8,510,000	7,971,000
Other consumer unused lines of credit	6,910,000	7,197,000	10,791,000
Commitments to make loans	66,196,000	60,850,000	83,280,000
Standby letters of credit	81,292,000	73,241,000	59,058,000

Total	$574,009,000	$524,307,000	$492,045,000
We monitor our liquidity position and funding strategies on an ongoing basis, but recognize that unexpected events, economic or market conditions, earnings problems, declining capital levels or situations beyond our control could either cause short term or long term liquidity challenges. While we believe it is unlikely that a funding crisis of any significant degree is likely to materialize, we have developed a comprehensive contingency funding plan that provides a framework for meeting both temporary and longer-term liquidity disruptions. Depending on the particular circumstances of a liquidity situation, possible strategies may include obtaining funds via one or a combination of the following sources of funds: established lines of credit at correspondent banks and the FHLB, brokered certificate of deposit market, wholesale securities repurchase markets, issuance of term debt, sale of assets or sale of common stock or other securities.

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

The following table depicts our GAP position as of December 31, 2007 (dollars in thousands):

	Within	Three to	One to	After
	Three	Twelve	Five	Five
	Months	Months	Years	Years	Total
Assets:
Commercial loans (1)	$919,282	$90,697	$596,701	$49,656	$1,656,336
Leases	9	172	2,684	0	2,865
Residential real estate loans	61,695	7,203	52,552	14,067	135,517
Consumer loans	1,882	85	2,589	606	5,162
Securities (2)	10,849	1,516	57,488	141,883	211,736
Short term investments	292	0	0	0	292
Allowance for loan and lease losses	0	0	0	0	(25,814)
Other assets	0	0	0	0	135,309

Total assets	994,009	99,673	712,014	206,212	2,121,403

Liabilities:
Interest-bearing checking	44,491	0	0	0	44,491
Savings	80,750	0	0	0	80,750
Money market accounts	11,872	0	0	0	11,872
Time deposits under $100,000	36,326	69,572	47,480	0	153,378
Time deposits $100,000 and over	356,661	567,619	243,354	0	1,167,634
Short term borrowings	111,265	0	0	0	111,265
Federal Home Loan Bank advances	20,000	60,000	100,000	0	180,000
Long term borrowings	37,003	0	0	0	37,003
Noninterest-bearing checking	0	0	0	0	133,056
Other liabilities	0	0	0	0	23,799

Total liabilities	698,368	697,191	390,834	0	1,943,248
Shareholders’ equity	0	0	0	0	178,155

Total sources of funds	698,368	697,191	390,834	0	2,121,403

Net asset (liability) GAP	$295,641	$(597,518)	$321,180	$206,212

Cumulative GAP	$295,641	$(301,877)	$19,303	$225,515

Percent of cumulative GAP to total assets	13.9%	(14.2)%	0.9%	10.6%

(1)	Floating rate loans that are currently at interest rate ceilings or interest rate floors are treated as fixed rate loans and are reflected using maturity date and not repricing frequency.

(2)	Mortgage-backed securities are categorized by expected maturities based upon prepayment trends as of December 31, 2007.
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

We conducted multiple simulations as of December 31, 2007, in which it was assumed that changes in market interest rates occurred ranging from up 200 basis points to down 200 basis points in equal quarterly instalments over the next twelve months. The following table reflects the suggested impact on net interest income over the next twelve months in comparison to estimated net interest income based on our balance sheet structure, including the balances and interest rates associated with our specific loans, securities, deposits and borrowed funds, as of December 31, 2007. The resulting estimates are well within our policy parameters established to manage and monitor interest rate risk.

	Dollar Change In	Percent Change In
Interest Rate Scenario	Net Interest Income	Net Interest Income
Interest rates down 200 basis points	$2,620,000	4.6%

Interest rates down 100 basis points	3,108,000	5.4

No change in interest rates	3,386,000	5.9

Interest rates up 100 basis points	4,979,000	8.7

Interest rates up 200 basis points	6,529,000	11.4
In addition to changes in interest rates, the level of future net interest income is also dependent on a number of other variables, including: the growth, composition and absolute levels of loans, deposits, and other earning assets and interest-bearing liabilities; level of nonperforming assets; economic and competitive conditions; potential changes in lending, investing, and deposit gathering strategies; client preferences; and other factors.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Shareholders
Mercantile Bank Corporation
Grand Rapids, Michigan
We have audited the accompanying consolidated balance sheet of Mercantile Bank Corporation as of December 31, 2007, and the related consolidated statements of income, changes in shareholders’ equity and cash flows for the year ended December 31, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Mercantile Bank Corporation as of December 31, 2007, and the results of its operations and its cash flows for the year ended December 31, 2007 in conformity with accounting principles generally accepted in the United States of America.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Mercantile Bank Corporation’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated February 25, 2008 expressed an unqualified opinion thereon.

/s/ BDO Seidman, LLP
BDO Seidman, LLP
Grand Rapids, Michigan
February 25, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Shareholders
Mercantile Bank Corporation
Grand Rapids, Michigan
We have audited the accompanying consolidated balance sheet of Mercantile Bank Corporation as of December 31, 2006 and the related consolidated statements of income, changes in shareholders’ equity and cash flows for each of the two years in the period ended December 31, 2006. These financial statements are the responsibility of Mercantile’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Mercantile Bank Corporation as of December 31, 2006 and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2006 in conformity with U.S. generally accepted accounting principles.

/s/ Crowe Chizek and Company LLC
Crowe Chizek and Company LLC
Grand Rapids, Michigan
February 20, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Shareholders
Mercantile Bank Corporation
Grand Rapids, Michigan
We have audited Mercantile Bank Corporation’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Mercantile Bank Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Report by Mercantile Bank Corporation’s Management on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
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
In our opinion, Mercantile Bank Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Mercantile Bank Corporation as of December 31, 2007, and the related consolidated statements of income, changes in shareholders’ equity and cash flows for the year ended December 31, 2007, and our report dated February 25, 2008 expressed an unqualified opinion thereon.

/s/ BDO Seidman, LLP
BDO Seidman, LLP
Grand Rapids, Michigan
February 25, 2008

February 25, 2008
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
Management assessed the Company’s system of internal control over financial reporting that is designed to produce reliable financial statements in conformity with generally accepted accounting principles as of December 31, 2007. This assessment was based on criteria for effective internal control over financial reporting described in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management believes that, as of December 31, 2007, Mercantile Bank Corporation maintained effective control over financial reporting presented in conformity with generally accepted accounting principles based on those criteria.
The Company’s independent auditors have issued an audit report on the effectiveness of the Company’s internal control over financial reporting.
Mercantile Bank Corporation

/s/ Michael H. Price
Michael H. Price
Chairman of the Board, President and Chief Executive Officer

/s/ Charles E. Christmas
Charles E. Christmas
Senior Vice President – Chief Financial Officer and Treasurer

MERCANTILE BANK CORPORATION
CONSOLIDATED BALANCE SHEETS
December 31, 2007 and 2006

	2007	2006
ASSETS
Cash and due from banks	$29,138,000	$51,098,000
Short term investments	292,000	282,000

Total cash and cash equivalents	29,430,000	51,380,000

Securities available for sale	136,673,000	130,967,000
Securities held to maturity (fair value of $66,440,000 at December 31, 2007 and $65,025,000 at December 31, 2006)	65,330,000	63,943,000
Federal Home Loan Bank stock	9,733,000	7,509,000

Loans and leases	1,799,880,000	1,745,478,000
Allowance for loan and lease losses	(25,814,000)	(21,411,000)

Loans and leases, net	1,774,066,000	1,724,067,000

Premises and equipment, net	34,351,000	33,539,000
Bank owned life insurance policies	39,118,000	30,858,000
Accrued interest receivable	9,957,000	10,287,000
Other assets	22,745,000	14,718,000

Total assets	$2,121,403,000	$2,067,268,000

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits
Noninterest-bearing	$133,056,000	$133,197,000
Interest-bearing	1,458,125,000	1,513,706,000

Total	1,591,181,000	1,646,903,000

Securities sold under agreements to repurchase	97,465,000	85,472,000
Federal funds purchased	13,800,000	9,800,000
Federal Home Loan Bank advances	180,000,000	95,000,000
Subordinated debentures	32,990,000	32,990,000
Other borrowed money	4,013,000	3,316,000
Accrued interest and other liabilities	23,799,000	21,872,000

Total liabilities	1,943,248,000	1,895,353,000

Shareholders’ equity
Preferred stock, no par value; 1,000,000 shares authorized, none issued	0	0
Common stock, no par value; 20,000,000 shares authorized; 8,527,197 and 8,022,221 shares issued and outstanding at December 31, 2007 and 2006	172,938,000	161,223,000
Retained earnings	4,948,000	11,794,000
Accumulated other comprehensive income (loss)	269,000	(1,102,000)

Total shareholders’ equity	178,155,000	171,915,000

Total liabilities and shareholders’ equity	$2,121,403,000	$2,067,268,000

See accompanying notes to consolidated financial statements.

MERCANTILE BANK CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
Years ended December 31, 2007, 2006 and 2005

	2007	2006	2005
Interest income
Loans and leases, including fees	$133,685,000	$127,470,000	$93,666,000
Securities, taxable	7,243,000	6,557,000	5,588,000
Securities, tax-exempt	2,813,000	2,739,000	2,596,000
Federal funds sold	420,000	482,000	266,000
Short-term investments	20,000	12,000	14,000

Total interest income	144,181,000	137,260,000	102,130,000

Interest expense
Deposits	76,221,000	64,755,000	38,884,000
Short-term borrowings	3,493,000	2,867,000	1,795,000
Federal Home Loan Bank advances	6,100,000	5,393,000	4,200,000
Long-term borrowings	2,810,000	2,658,000	1,959,000

Total interest expense	88,624,000	75,673,000	46,838,000

Net interest income	55,557,000	61,587,000	55,292,000

Provision for loan and lease losses	11,070,000	5,775,000	3,790,000

Net interest income after provision for loan and lease losses	44,487,000	55,812,000	51,502,000

Noninterest income
Service charges on accounts	1,610,000	1,386,000	1,391,000
Earnings on bank owned life insurance policies	1,252,000	1,165,000	997,000
Credit and debit card fees	668,000	557,000	457,000
Letter of credit fees	613,000	443,000	422,000
Mortgage banking activities	464,000	553,000	634,000
Net gain on sales of commercial loans	0	29,000	84,000
Other income	1,263,000	1,128,000	1,676,000

Total noninterest income	5,870,000	5,261,000	5,661,000

Noninterest expense
Salaries and benefits	22,876,000	18,983,000	18,635,000
Occupancy	3,300,000	3,136,000	2,641,000
Furniture and equipment rent, depreciation and maintenance	2,063,000	2,050,000	1,667,000
Data processing	2,017,000	1,657,000	1,186,000
Nonperforming asset costs	1,099,000	430,000	723,000
Advertising	585,000	600,000	554,000
Other expense	6,416,000	5,406,000	5,711,000

Total noninterest expenses	38,356,000	32,262,000	31,117,000

Income before federal income tax expense	12,001,000	28,811,000	26,046,000

Federal income tax expense	3,035,000	8,964,000	8,145,000

Net income	$8,966,000	$19,847,000	$17,901,000

Earnings per share:
Basic	$1.06	$2.36	$2.14

Diluted	$1.06	$2.33	$2.10

See accompanying notes to consolidated financial statements.

MERCANTILE BANK CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
Years ended December 31, 2007, 2006 and 2005

			Accumulated Other	Total
	Common	Retained	Comprehensive	Shareholders’
	Stock	Earnings	Income/(Loss)	Equity
Balances, January 1, 2005	$131,010,000	$10,475,000	$132,000	$141,617,000

Payment of 5% stock dividend	17,187,000	(17,191,000)		(4,000)

Employee stock purchase plan, 2,615 shares	97,000			97,000

Dividend reinvestment plan, 4,303 shares	159,000			159,000

Stock option exercises, 43,973 shares	396,000			396,000

Stock tendered for stock option exercises, 8,445 shares	(316,000)			(316,000)

Cash dividends ($0.39 per share)		(3,185,000)		(3,185,000)

Comprehensive income:
Net income		17,901,000		17,901,000
Change in net unrealized gain (loss) on securities available for sale, net of reclassifications and tax effect			(1,540,000)	(1,540,000)

Total comprehensive income				16,361,000

Balances, December 31, 2005	148,533,000	8,000,000	(1,408,000)	155,125,000

Payment of 5% stock dividend	12,014,000	(12,018,000)		(4,000)

Employee stock purchase plan, 2,912 shares	107,000			107,000

Dividend reinvestment plan, 2,657 shares	98,000			98,000

Stock option exercises, 64,971 shares	814,000			814,000

Stock tendered for stock option exercises, 15,685 shares	(585,000)			(585,000)

Cash dividends ($0.48 per share)		(4,035,000)		(4,035,000)

Stock-based compensation expense	242,000			242,000

Comprehensive income:
Net income		19,847,000		19,847,000
Change in net unrealized loss on securities available for sale, net of reclassifications and tax effect			306,000	306,000

Total comprehensive income				20,153,000

Balances, December 31, 2006	161,223,000	11,794,000	(1,102,000)	171,915,000
See accompanying notes to consolidated financial statements.

MERCANTILE BANK CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (Continued)
Years ended December 31, 2007, 2006 and 2005

			Accumulated Other	Total
	Common	Retained	Comprehensive	Shareholders’
	Stock	Earnings	Income/(Loss)	Equity
Balances, December 31, 2006	$161,223,000	$11,794,000	$(1,102,000)	$171,915,000

Payment of 5% stock dividend	11,131,000	(11,135,000)		(4,000)

Employee stock purchase plan, 3,966 shares	91,000			91,000

Dividend reinvestment plan, 3,137 shares	76,000			76,000

Stock option exercises, 52,117 shares	643,000			643,000

Stock tendered for stock option exercises, 18,291 shares	(587,000)			(587,000)

Cash dividends ($0.55 per share)		(4,677,000)		(4,677,000)

Stock-based compensation expense	361,000			361,000

Comprehensive income:
Net income		8,966,000		8,966,000
Change in net unrealized gain/(loss) on securities available for sale, net of reclassifications and tax effect			1,371,000	1,371,000

Total comprehensive income				10,337,000

Balances, December 31, 2007	172,938,000	4,948,000	269,000	178,155,000

See accompanying notes to consolidated financial statements.

MERCANTILE BANK CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years ended December 31, 2007, 2006 and 2005

	2007	2006	2005
Cash flows from operating activities
Net income	$8,966,000	$19,847,000	$17,901,000
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	3,080,000	2,887,000	2,555,000
Provision for loan and lease losses	11,070,000	5,775,000	3,790,000
Provision for deferred income taxes	(2,103,000)	(474,000)	(979,000)
Stock-based compensation expense	361,000	242,000	0
Federal Home Loan Bank stock dividends	0	0	(146,000)
Net gain on sales of commercial loans	0	(29,000)	(84,000)
Proceeds from sales of mortgage loans held for sale	32,911,000	18,133,000	22,121,000
Origination of mortgage loans held for sale	(33,408,000)	(18,766,000)	(22,417,000)
Net gain on sales of mortgage loans	(432,000)	(231,000)	(206,000)
Earnings on bank owned life insurance policies	(1,252,000)	(1,165,000)	(997,000)
Net change in:
Accrued interest receivable	330,000	(2,013,000)	(2,630,000)
Other assets	(736,000)	(595,000)	(2,000)
Accrued interest and other liabilities	1,927,000	5,277,000	7,190,000

Net cash from operating activities	20,714,000	28,888,000	26,096,000

Cash flows from investing activities
Purchases of:
Securities available for sale	(15,406,000)	(24,886,000)	(38,217,000)
Securities held to maturity	(4,658,000)	(4,567,000)	(10,065,000)
Federal Home Loan Bank stock	(2,224,000)	0	(943,000)
Proceeds from:
Maturities, calls and repayments of securities available for sale	11,969,000	7,423,000	16,686,000
Maturities, calls and repayments of securities held to maturity	3,221,000	1,330,000	1,586,000
Redemption of Federal Home Loan Bank stock	0	378,000	0
Loan and lease originations and payments, net	(66,555,000)	(189,793,000)	(246,740,000)
Purchases of premises and equipment, net	(3,513,000)	(5,911,000)	(7,677,000)
Purchases of bank owned life insurance policies	(7,008,000)	(1,621,000)	(3,324,000)

Net cash for investing activities	(84,174,000)	(217,647,000)	(288,694,000)

Cash flows from financing activities
Net increase (decrease) in deposits	(55,722,000)	227,551,000	260,171,000
Net increase in securities sold under agreements to repurchase	11,993,000	13,271,000	15,884,000
Net increase (decrease) in federal funds purchased	4,000,000	200,000	(5,400,000)
Proceeds from Federal Home Loan Bank advances	175,000,000	80,000,000	75,000,000
Pay-off of Federal Home Loan Bank advances	(90,000,000)	(115,000,000)	(65,000,000)
Net increase in other borrowed money	697,000	969,000	738,000
Cash paid in lieu of fractional shares on stock dividend	(4,000)	(4,000)	(4,000)
Employee stock purchase plan	91,000	107,000	97,000
Dividend reinvestment plan	76,000	98,000	159,000
Stock option exercises, net	56,000	229,000	80,000
Cash dividends	(4,677,000)	(4,035,000)	(3,185,000)

Net cash from financing activities	41,510,000	203,386,000	278,540,000

See accompanying notes to consolidated financial statements.

MERCANTILE BANK CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
Years ended December 31, 2007, 2006 and 2005

	2007	2006	2005
Net change in cash and cash equivalents	(21,950,000)	14,627,000	15,942,000
Cash and cash equivalents at beginning of period	51,380,000	36,753,000	20,811,000

Cash and cash equivalents at end of period	$29,430,000	$51,380,000	$36,753,000

Supplemental disclosures of cash flow information
Cash paid during the year for:
Interest	$87,707,000	$67,925,000	$40,671,000
Federal income taxes	5,730,000	10,875,000	8,657,000
Transfers from loans and leases to foreclosed assets	6,415,000	2,129,000	1,556,000
See accompanying notes to consolidated financial statements.

MERCANTILE BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007 and 2006
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
We formed a business trust, Mercantile Bank Capital Trust I (“the trust”), in 2004 to issue trust preferred securities. We issued subordinated debentures to the trust in return for the proceeds raised from the issuance of the trust preferred securities. In accordance with FASB Interpretation No. 46(R), Consolidation of Variable Interest Entities, the trust is not consolidated, but instead we report the subordinated debentures issued to the trust as a liability.
Nature of Operations: Mercantile was incorporated on July 15, 1997 to establish and own the Bank based in Grand Rapids, Michigan. The Bank is a community-based financial institution. The Bank began operations on December 15, 1997. The Bank’s primary deposit products are checking, savings, and term certificate accounts, and its primary lending products are commercial loans, commercial leases, residential mortgage loans, and instalment loans. Substantially all loans and leases are secured by specific items of collateral including business assets, real estate or consumer assets. Commercial loans and leases are expected to be repaid from cash flow from operations of businesses. Real estate loans are secured by commercial or residential real estate. The Bank’s loan accounts are primarily with customers located in the Grand Rapids, Holland, Lansing, Ann Arbor and Oakland County areas. The Bank’s retail deposits are also from customers located within those areas. As an alternative source of funds, the Bank has also issued certificates to depositors outside of the Bank’s primary market areas. Substantially all revenues are derived from banking products and services and investment securities.
Mercantile Bank Mortgage Company was formed during 2000. A subsidiary of the Bank, Mercantile Bank Mortgage Company was established to increase the profitability and efficiency of the mortgage loan operations. Mercantile Bank Mortgage Company initiated business on October 24, 2000 via the Bank’s contribution of most of its residential mortgage loan portfolio and participation interests in certain commercial mortgage loans. On the same date, the Bank also transferred its residential mortgage origination function to Mercantile Bank Mortgage Company. On January 1, 2004, Mercantile Bank Mortgage Company was reorganized as Mercantile Bank Mortgage Company, LLC, a limited liability company, which is 99% owned by the Bank and 1% owned by Mercantile Insurance. Mortgage loans originated and held by Mercantile Bank Mortgage Company are serviced by the Bank pursuant to a servicing agreement.
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
Mercantile filed an election to become a financial holding company pursuant to Title I of the Gramm-Leach-Bliley Act and Federal Reserve Board regulations effective March 23, 2000.
(Continued)

MERCANTILE BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007 and 2006
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
Interest income includes amortization of purchase premiums and accretion of discounts. Premiums and discounts on securities are amortized or accreted on the level-yield method without anticipating prepayments, except for mortgage-backed securities where prepayments are anticipated. Gains and losses on sales are recorded on the trade date and determined using the specific identification method.
Declines in the fair value of securities below their amortized cost that are other than temporary are reflected as realized losses. In estimating other-than-temporary losses, management considers: (1) the length of time and extent that fair value has been less than cost, (2) the financial condition and near term prospects of the issuer, and (3) our ability and intent to hold the security for a period sufficient to allow for any anticipated recovery in fair value.
Loans and Leases: Loans and leases that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are reported at the principal balance outstanding, net of deferred loan fees and costs and an allowance for loan and lease losses. Interest income is accrued on the unpaid principal balance. Loan origination fees, net of certain direct origination costs, are deferred and recognized in interest income using the level-yield method without anticipating prepayments. Net unamortized deferred loan fees amounted to $0.3 million and $0.7 million at December 31, 2007 and 2006, respectively.
Interest income on commercial loans and leases and mortgage loans is discontinued at the time the loan is 90 days delinquent unless the loan is well-secured and in process of collection. Consumer and credit card loans are typically charged off no later than when they are 120 days past due. Past due status is based on the contractual terms of the loan or lease. In all cases, loans and leases are placed on nonaccrual or charged off at an earlier date if collection of principal and interest is considered doubtful.
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
(Continued)

MERCANTILE BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007 and 2006
NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
Loans Held for Sale: Mortgage loans originated and intended for sale in the secondary market are carried at the lower of aggregate cost or market, as determined by outstanding commitments from investors. Net unrealized losses, if any, are recorded as a valuation allowance and charged to earnings. Such loans are sold service released. The balance of loans held for sale equaled $1.9 million and $1.4 million as of December 31, 2007 and 2006, respectively. Mortgage banking activities include fees on direct brokered mortgage loans and the net gain on sale of mortgage loans originated for sale.
Allowance for Loan and Lease Losses: The allowance for loan and lease losses is a valuation allowance for probable incurred credit losses. Loan and lease losses are charged against the allowance when management believes the uncollectibility of a loan or lease balance is confirmed. Subsequent recoveries, if any, are credited to the allowance. Management estimates the allowance balance required using past loan and lease loss experience, the nature and volume of the portfolio, information about specific borrower situations and estimated collateral values, economic conditions and other factors. Allocations of the allowance may be made for specific loans and leases, but the entire allowance is available for any loan or lease that, in management’s judgment, should be charged-off.
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
Transfers of Financial Assets: Transfers of financial assets are accounted for as sales when control over the assets has been surrendered. Control over transferred assets is deemed to be surrendered when: (1) the assets have been isolated from the corporation, (2) the transferee obtains the right (free of conditions that constrain it from taking advantage of that right) to pledge or exchange the transferred assets, and (3) the Bank does not maintain effective control over the transferred assets through an agreement to repurchase them before their maturity.
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
Long-lived Assets: Premises and equipment and other long-lived assets are reviewed for impairment when events indicate their carrying amount may not be recoverable from future undiscounted cash flows. If impaired, the assets are recorded at the lower of carrying value or fair value.
Foreclosed Assets: Assets acquired through or instead of foreclosure are initially recorded at the estimated fair value net of estimated selling costs when acquired, establishing a new cost basis. If fair value declines, a valuation allowance is recorded through expense. Costs after acquisition are expensed.
(Continued)

MERCANTILE BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007 and 2006
NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
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
Financial Instruments and Loan Commitments: Financial instruments include off-balance-sheet credit instruments, such as commitments to make loans and commercial letters of credit, issued to meet customer financing needs. The face amount for these items represents the exposure to loss, before considering customer collateral or ability to repay. Such financial instruments are recorded when they are funded. Instruments, such as standby letters of credit that are considered financial guarantees in accordance with Financial Accounting Standards Board (“FASB”) Interpretation No. 45, are recorded at fair value.
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
Prior to January 1, 2006, employee compensation expense under stock options was reported using the intrinsic value method; therefore, no stock-based compensation cost is reflected in net income for the year ended December 31, 2005, as all options granted had an exercise price equal to or greater than the market price of the underlying common stock at date of grant.
The following table illustrates the effect on net income and earnings per share if expense was measured using the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, for the year ended December 31, 2005:

Net income as reported	$17,901,000
Deduct: Stock-based compensation expense determined under fair value based method	861,000

Pro forma net income	17,040,000

Basic earnings per share as reported	$2.14
Pro forma basic earnings per share	2.03

Diluted earnings per share as reported	$2.10
Pro forma diluted earnings per share	1.99
Income Taxes: Income tax expense is the total of the current year income tax due or refundable, the change in deferred income tax assets and liabilities, and any adjustments related to unrecognized tax benefits. Deferred income tax assets and liabilities are recognized for the tax consequences of temporary differences between the carrying amounts and tax bases of assets and liabilities, computed using enacted tax rates applicable to future years. A valuation allowance, if needed, reduces deferred income tax assets to the amount expected to be realized.
(Continued)

MERCANTILE BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007 and 2006
NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
We adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), as of January 1, 2007. A tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded. The adoption of FIN 48 had no affect on our financial statements as we had no unrecognized tax benefits at anytime during 2007 and do not anticipate any significant increase in unrecognized tax benefits during 2008. Should the accrual of any interest or penalties relative to unrecognized tax benefits be necessary, it is our policy to record such accruals in our income tax accounts; no such accruals existed at anytime during 2007. We file U.S. federal income tax returns which are subject to examination for all years after 2003.
Fair Values of Financial Instruments: Fair values of financial instruments are estimated using relevant market information and other assumptions. Fair value estimates involve uncertainties and matters of significant judgment regarding interest rates, credit risk, prepayments and other factors, especially in the absence of broad markets for particular items. Changes in assumptions or in market conditions could significantly affect the estimates. The fair value estimates of existing on- and off-balance sheet financial instruments do not include the value of anticipated future business or the values of assets and liabilities not considered financial instruments.
Earnings Per Share: Basic earnings per share is based on weighted average common shares outstanding during the period. Diluted earnings per share include the dilutive effect of additional potential common shares issuable under stock options and restricted stock awards and are determined using the treasury stock method. Earnings per share are restated for all stock dividends, including the 5% stock dividends paid on May 4, 2007, May 16, 2006 and August 1, 2005. The fair value of shares issued in stock dividends is transferred from retained earnings to common stock to the extent of available retained earnings. The impact of the 2007 stock dividend was previously reported as a $14,948,000 million increase to common stock and a $14,952,000 decrease to retained earnings in the Company’s quarterly reports on Form 10-Q in 2007. These financial statements properly reflect this stock dividend as an $11,131,000 increase to common stock and an $11,135,000 decrease to retained earnings. Management determined this difference was not material and did not require restatement of previously filed quarterly reports on Form 10-Q.
Comprehensive Income: Comprehensive income consists of net income and other comprehensive income. Other comprehensive income includes unrealized gains and losses on securities available for sale which are also recognized as separate components of equity.
Contingencies: Loss contingencies, including claims and legal actions arising in the ordinary course of business, are recorded as liabilities when the likelihood of loss is probable and an amount or range of loss can be reasonably estimated. We do not believe there are any such matters that would have a material effect on the financial statements.
Reclassifications: Some items in the prior year financial statements were reclassified to conform to the current presentation.
Operating Segment: While we monitor the revenue streams of the various products and services offered, the Company manages its business on the basis of one operating segment, banking, in accordance with the qualitative and quantitative criteria established by SFAS No. 131.
(Continued)

MERCANTILE BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007 and 2006
NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
Adoption of New Accounting Standards: In December 2007, the FASB issued SFAS No. 141(R), Business Combinations, to further enhance the accounting and financial reporting related to business combinations. SFAS No. 141(R) establishes principles and requirements for how the acquirer in a business combination (1) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree, (2) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase, and (3) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS No. 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Therefore, the effects of the adoption of SFAS No. 141(R) will depend upon the extent and magnitude of acquisitions after December 31, 2008.
In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. This Statement defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS No. 157 applies to other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. The Statement does not require any new fair value measurements and was originally effective beginning January 1, 2008. In February 2008, the FASB issued FASB Staff Position (“FSP”) FAS 157-2. FSP FAS 157-2 defers the effective date of SFAS No. 157 until January 1, 2009 for nonfinancial assets and nonfinancial liabilities except those items recognized or disclosed at fair value on an annual or more frequently recurring basis. Management has not completed its review of the new guidance; however, the effect of the Statement’s implementation is not expected to be material to the results of operations or financial position.
In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. This Statement permits entities to choose to measure eligible items at fair value at specified election dates. For items for which the fair value option has been elected, unrealized gains and losses are to be reported in earnings at each subsequent reporting date. The fair value option is irrevocable unless a new election date occurs, may be applied instrument by instrument, with a few exceptions, and applies only to entire instruments and not to portions of instruments. SFAS No. 159 provides an opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting. SFAS No. 159 is effective beginning January 1, 2008. Management has not completed its review of the new guidance; however, the effect of the Statement’s implementation is not expected to be material to the results of operations or financial position.
(Continued)

MERCANTILE BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007 and 2006
NOTE 2 — SECURITIES
The amortized cost, fair value of available for sale securities and the related gross unrealized gains and losses recognized in accumulated other comprehensive income (loss) are as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
2007
U.S. Government agency debt obligations	$80,129,000	$860,000	$(44,000)	$80,945,000
Mortgage-backed securities	55,003,000	193,000	(577,000)	54,619,000
Mutual fund	1,127,000	0	(18,000)	1,109,000

	$136,259,000	$1,053,000	$(639,000)	$136,673,000

2006
U.S. Government agency debt obligations	$77,544,000	$197,000	$(905,000)	$76,836,000
Mortgage-backed securities	54,039,000	80,000	(1,036,000)	53,083,000
Mutual fund	1,080,000	0	(32,000)	1,048,000

	$132,663,000	$277,000	$(1,973,000)	$130,967,000

The carrying amount, unrecognized gains and losses, and fair value of securities held to maturity were as follows:

		Gross	Gross
	Carrying	Unrealized	Unrealized	Fair
	Amount	Gains	Losses	Value
2007
Municipal general obligation bonds	$57,668,000	$1,084,000	$(164,000)	$58,588,000
Municipal revenue bonds	7,662,000	198,000	(8,000)	7,852,000

	$65,330,000	$1,282,000	$(172,000)	$66,440,000

2006
Municipal general obligation bonds	$56,870,000	$1,098,000	$(197,000)	$57,771,000
Municipal revenue bonds	7,073,000	198,000	(17,000)	7,254,000

	$63,943,000	$1,296,000	$(214,000)	$65,025,000

(Continued)

MERCANTILE BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007 and 2006
NOTE 2 — SECURITIES (Continued)
Securities with unrealized losses at year-end 2007 and 2006, aggregated by investment category and length of time that individual securities have been in a continuous loss position, are as follows:

	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Loss	Value	Loss	Value	Loss
2007
U.S. Government agency debt obligations	$0	$0	$7,953,000	$(44,000)	$7,953,000	$(44,000)
Mortgage-backed securities	1,241,000	(3,000)	35,277,000	(574,000)	36,518,000	(577,000)
Mutual fund	0	0	1,109,000	(18,000)	1,109,000	(18,000)
Municipal general obligation bonds	2,899,000	(29,000)	11,001,000	(135,000)	13,900,000	(164,000)
Municipal revenue bonds	255,000	(1,000)	1,029,000	(7,000)	1,284,000	(8,000)

	$4,395,000	$(33,000)	$56,369,000	$(778,000)	$60,764,000	$(811,000)

2006
U.S. Government agency debt obligations	$1,971,000	$(9,000)	$53,939,000	$(896,000)	$55,910,000	$(905,000)
Mortgage-backed securities	1,831,000	(12,000)	40,784,000	(1,024,000)	42,615,000	(1,036,000)
Mutual fund	0	0	1,048,000	(32,000)	1,048,000	(32,000)
Municipal general obligation bonds	9,097,000	(90,000)	7,771,000	(107,000)	16,868,000	(197,000)
Municipal revenue bonds	620,000	(3,000)	718,000	(14,000)	1,338,000	(17,000)

	$13,519,000	$(114,000)	$104,260,000	$(2,073,000)	$117,779,000	$(2,187,000)

We evaluate securities for other-than-temporary impairment at least on a quarterly basis. Consideration is given to the length of time and the extent to which the fair value has been less than cost, the financial condition and near-term prospects of the issuer, and the intent and ability we have to retain our investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value. In analyzing an issuer’s financial condition, we may consider whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred and the results of reviews of the issuer’s financial condition.
At December 31, 2007, 99 debt securities totaling $60.8 million and a mutual fund have unrealized losses with aggregate depreciation of $0.8 million, or 0.4% from the amortized cost basis of total securities. At December 31, 2007, 264 debt securities totaling $142.3 million have unrealized gains with aggregate appreciation of $2.3 million, or 1.2% from the amortized cost basis of total securities. After we considered whether the securities were issued by the federal government or its agencies and whether downgrades by bond rating agencies had occurred, we determined that unrealized losses were due to an increasing interest rate environment. As we have the intent and ability to hold debt securities until maturity, or for the foreseeable future if classified as available for sale, no declines are deemed to be other-than-temporary.
(Continued)

MERCANTILE BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007 and 2006
NOTE 2 — SECURITIES (Continued)
The amortized cost and fair values of debt securities at year-end 2007, by contractual maturity, are shown below. The contractual maturity is utilized below for U.S. Government agency debt obligations and municipal bonds. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity date, primarily mortgage backed securities, are shown separately.
The maturities of securities and their weighted average yields at December 31, 2007 are also shown in the following table. The yields for municipal securities are shown at their tax equivalent yield.

	Held-to-Maturity			Available-for-Sale
	Weighted			Weighted
	Average	Carrying	Fair	Average	Amortized	Fair
	Yield	Amount	Value	Yield	Cost	Value
Due in one year or less	6.36%	$1,517,000	$1,526,000	NA	$0	$0
Due from one to five years	6.92	10,083,000	10,443,000	4.92%	34,781,000	35,055,000
Due from five to ten years	6.38	11,784,000	12,067,000	5.24	45,348,000	45,890,000
Due after ten years	6.37	41,946,000	42,404,000	NA	0	0
Mortgage-backed	NA	0	0	5.12	55,003,000	54,619,000
Mutual fund	NA	0	0	4.25	1,127,000	1,109,000

	6.45%	$65,330,000	$66,440,000	5.10%	$136,259,000	$136,673,000

During 2007, 2006 and 2005, there were no securities sold.
At year-end 2007 and 2006, the amortized cost of securities issued by the state of Michigan and all its political subdivisions totaled $65.3 million and $63.9 million, with an estimated market value of $66.4 million and $65.0 million, respectively. Total securities of any other specific issuer, other than the U.S. Government and its agencies, did not exceed 10% of shareholders’ equity.
The carrying value of securities that are pledged to secure repurchase agreements and other deposits was $109.2 million and $92.2 million at December 31, 2007 and 2006, respectively. Investments in Federal Home Loan Bank stock are restricted and may only be resold, or redeemed by, the issuer.
(Continued)

MERCANTILE BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007 and 2006
NOTE 3 — LOANS AND LEASES AND ALLOWANCE FOR LOAN AND LEASE LOSSES
Year-end loans and leases are as follows:

					Percent
	December 31, 2007		December 31, 2006		Increase/
	Balance	%	Balance	%	(Decrease)
Real Estate:
Construction and land development	$263,868,000	14.7%	$299,792,000	17.1%	(12.0)%
Secured by 1 - 4 family properties	135,517,000	7.5	131,829,000	7.6	2.8
Secured by multi- family properties	51,951,000	2.9	39,941,000	2.3	30.1
Secured by nonresidential properties	855,872,000	47.6	793,000,000	45.4	7.9
Commercial	484,645,000	26.9	471,272,000	27.0	2.8
Leases	2,865,000	0.1	1,388,000	0.1	106.4
Consumer	5,162,000	0.3	8,256,000	0.5	(37.5)

	$1,799,880,000	100.0%	$1,745,478,000	100.0%	3.1%

Activity in the allowance for loan and lease losses is as follows:

	2007	2006	2005
Beginning balance	$21,411,000	$20,527,000	$17,819,000
Provision for loan and lease losses	11,070,000	5,775,000	3,790,000
Charge-offs	(7,274,000)	(5,389,000)	(1,392,000)
Recoveries	607,000	498,000	310,000

Ending balance	$25,814,000	$21,411,000	$20,527,000

Impaired loans and leases were as follows:

	2007	2006
Year-end loans with no allocated allowance for loan and lease losses	$10,842,000	$558,000
Year-end loans with allocated allowance for loan and lease losses	14,052,000	3,999,000

	$24,894,000	$4,557,000

Amount of the allowance for loan and lease losses allocated	$3,237,000	$1,149,000
Impaired loans and leases for which no allocation to the allowance for loan and leases losses has been made generally reflect situations whereby the loans and leases have been charged-down to estimated collateral value. The Bank recognized no interest income on impaired loans during 2007, 2006 or 2005. Average impaired loans were $14.0 million, $6.1 million and $2.5 million during 2007, 2006 and 2005, respectively. Lost interest income on nonaccrual loans totaled $0.9 million, $0.3 million and $0.1 million in 2007, 2006 and 2005, respectively. Nonperforming loans includes both smaller balance homogenous loans that are collectively evaluated for impairment and individually classified impaired loans.
(Continued)

MERCANTILE BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007 and 2006
NOTE 3 — LOANS AND LEASES AND ALLOWANCE FOR LOAN AND LEASE LOSSES (Continued)

	2007	2006
Nonperforming loans and leases were as follows:

Loans and leases past due 90 days or more still accruing interest	$977,000	$819,000
Nonaccrual loans and leases	28,832,000	7,752,000

	$29,809,000	$8,571,000

Concentrations within the loan portfolio were as follows at year-end:

	2007		2006
		Percentage of		Percentage of
	Balance	Loan Portfolio	Balance	Loan Portfolio
Commercial real estate loans to lessors of non-residential buildings	$483,210,000	26.8%	$471,222,000	27.0%
NOTE 4 — PREMISES AND EQUIPMENT, NET
Year-end premises and equipment are as follows:

	2007	2006
Land and improvements	$8,534,000	$8,021,000
Buildings and leasehold improvements	24,559,000	23,036,000
Furniture and equipment	12,164,000	10,773,000

	45,257,000	41,830,000
Less: accumulated depreciation	10,906,000	8,291,000

	$34,351,000	$33,539,000

Depreciation expense in 2007, 2006 and 2005 totaled $2,701,000, $2,578,000 and $2,043,000, respectively.
We entered into lease arrangements for our banking facilities in East Lansing and Ann Arbor, Michigan during 2005. The lease for the East Lansing banking facility was terminated upon the completion of our own new banking facility during the second quarter of 2007. We entered into a lease arrangement for our banking facility in Oakland County during the fourth quarter of 2007. Rent expense for these facilities totaled $204,000 and $288,000 during 2007 and 2006, respectively. Minimum rent commitments under the operating leases were as follows, before considering renewal options that generally are present:

2008	$319,000
2009	329,000
2010	254,000
2011	178,000
2012	168,000

Total	$1,248,000

(Continued)

MERCANTILE BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007 and 2006
NOTE 5 — DEPOSITS
Deposits at year-end are summarized as follows:

					Percent
	December 31, 2007		December 31, 2006		Increase/
	Balance	%	Balance	%	(Decrease)
Noninterest-bearing demand	$133,056,000	8.4%	$133,197,000	8.1%	(0.1)%
Interest-bearing checking	44,491,000	2.8	39,943,000	2.4	11.4
Money market	11,872,000	0.7	9,409,000	0.6	26.2
Savings	80,750,000	5.1	92,370,000	5.6	(12.6)
Time, under $100,000	52,675,000	3.3	47,840,000	2.9	10.1
Time, $100,000 and over	343,296,000	21.6	310,326,000	18.8	10.6

	666,140,000	41.9	633,085,000	38.4	5.2

Out-of-area time, under $100,000	100,703,000	6.3	82,330,000	5.0	22.3
Out-of-area time, $100,000 and over	824,338,000	51.8	931,488,000	56.6	(11.5)

	925,041,000	58.1	1,013,818,000	61.6	(8.8)

	$1,591,181,000	100.0%	$1,646,903,000	100.0%	(3.4)%

Out-of-area certificates of deposit consist of certificates obtained from depositors outside of the primary market areas. As of December 31, 2007, out-of-area certificates of deposit totaling $914.9 million were obtained through deposit brokers, with the remaining $10.1 million obtained directly from the depositors.
The following table depicts the maturity distribution for certificates of deposit at year-end:

	2007	2006
In one year or less	$1,030,178,000	$1,027,309,000
In one to two years	227,492,000	258,692,000
In two to three years	32,231,000	54,988,000
In three to four years	21,777,000	11,111,000
In four to five years	9,334,000	19,884,000

	$1,321,012,000	$1,371,984,000

The following table depicts the maturity distribution for certificates of deposit with balances of $100,000 or more at year-end:

	2007	2006
Up to three months	$356,661,000	$351,745,000
Three months to six months	247,322,000	246,357,000
Six months to twelve months	320,297,000	341,461,000
Over twelve months	243,354,000	302,251,000

	$1,167,634,000	$1,241,814,000

(Continued)

MERCANTILE BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007 and 2006
NOTE 6 — SHORT-TERM BORROWINGS
Information regarding securities sold under agreements to repurchase at year-end is summarized below:

	2007	2006
Outstanding balance at year-end	$97,465,000	$85,472,000
Weighted average interest rate at year-end	2.94%	3.88%
Average daily balance during the year	88,685,000	72,228,000
Weighted average interest rate during the year	3.67%	3.71%
Maximum month-end balance during the year	102,881,000	85,472,000
Securities sold under agreements to repurchase (repurchase agreements) generally have original maturities of less than one year. Repurchase agreements are treated as financings and the obligations to repurchase securities sold are reflected as liabilities. Securities involved with the repurchase agreements are recorded as assets of the Bank and are primarily held in safekeeping by correspondent banks. Repurchase agreements are offered principally to certain large deposit customers. Repurchase agreements were secured by securities with a market value of $108.1 million and $91.2 million at year-end 2007 and 2006, respectively.
NOTE 7 — FEDERAL HOME LOAN BANK ADVANCES
At year-end, advances from the Federal Home Loan Bank were as follows:

	2007	2006
Maturities January 2008 through January 2012, fixed rates from 4.01% to 5.34%, averaging 4.71%	$180,000,000	$0

Maturities January 2007 through May 2008, fixed rates from 3.70% to 5.69%, averaging 4.90%	0	95,000,000

	$180,000,000	$95,000,000

Each advance is payable at its maturity date, and is subject to a prepayment fee if paid prior to the maturity date. The advances are collateralized by residential mortgage loans, first mortgage liens on multi-family residential property loans, first mortgage liens on commercial real estate property loans, and substantially all other assets of the Bank, under a blanket lien arrangement. Our borrowing line of credit as of December 31, 2007 totaled $318.1 million.
Maturities over the next five years are:

2008	$80,000,000
2009	60,000,000
2010	30,000,000
2011	0
2012	10,000,000
(Continued)

MERCANTILE BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007 and 2006
NOTE 8 — FEDERAL INCOME TAXES
The consolidated provision for income taxes is as follows:

	2007	2006	2005
Current	$5,138,000	$9,438,000	$9,124,000
Deferred benefit	(2,103,000)	(474,000)	(979,000)

Tax expense	$3,035,000	$8,964,000	$8,145,000

Income tax expense was less than the amount computed by applying the statutory federal income tax rate to income before income taxes. The reasons for the difference are as follows:

	2007	2006	2005
Statutory rates	$4,200,000	$10,084,000	$9,116,000
Increase (decrease) from
Tax-exempt interest	(794,000)	(795,000)	(792,000)
Bank owned life insurance	(438,000)	(408,000)	(349,000)
Other	67,000	83,000	170,000

Tax expense	$3,035,000	$8,964,000	$8,145,000

The net deferred income tax asset recorded includes the following amounts of deferred income tax assets and liabilities:

	2007	2006
Deferred income tax assets
Allowance for loan and lease losses	$9,035,000	$7,494,000
Unrealized loss on securities available for sale	0	594,000
Deferred loan fees	111,000	231,000
Deferred compensation	1,404,000	1,181,000
Other	835,000	234,000

	11,385,000	9,734,000

Deferred income tax liabilities
Depreciation	1,006,000	1,052,000
Unrealized gain on securities available for sale	145,000	0
Other	713,000	525,000

	1,864,000	1,577,000

Net deferred income tax asset	$9,521,000	$8,157,000

A valuation allowance related to deferred income tax assets is required when it is considered more likely than not that all or part of the benefits related to such assets will not be realized. Management has determined that no valuation allowance was required at year-end 2007 or 2006.
(Continued)

MERCANTILE BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007 and 2006
NOTE 9 — STOCK-BASED COMPENSATION
Stock-based compensation plans are used to provide directors and employees with an increased incentive to contribute to the long-term performance and growth of Mercantile, to align the interests of directors and employees with the interests of Mercantile’s shareholders through the opportunity for increased stock ownership and to attract and retain directors and employees. From 1997 through 2005, stock option grants were provided to directors and certain employees through several stock option plans, including the 1997 Employee Stock Option Plan, 2000 Employee Stock Option Plan, 2004 Employee Stock Option Plan and Independent Director Stock Option Plan. During 2006 and 2007, stock option and restricted stock grants were provided to certain employees through the Stock Incentive Plan of 2006.
Under our 1997 Employee Stock Option Plan, 2000 Employee Stock Option Plan and 2004 Employee Stock Option Plan, stock options granted to employees were granted at the market price on the date of grant, generally fully vest after one year and expire ten years from the date of grant. Stock options granted to non-executive officers during 2005 vested about three weeks after being granted. Under our Independent Director Stock Option Plan, stock options granted to non-employee directors are at 125% of the market price on the date of grant, fully vest after five years and expire ten years from the date of grant. The Stock Incentive Plan of 2006 replaced all of our outstanding stock option plans for stock options not previously granted. Under the Stock Incentive Plan of 2006, incentive awards may include, but are not limited to, stock options, restricted stock, stock appreciation rights and stock awards. Incentive awards that are stock options or stock appreciation rights are granted with an exercise price not less than the closing price of Mercantile stock on the day before the date of grant, with price, vesting and expiration date parameters determined by Mercantile’s Compensation Committee on a grant-by-grant basis. Generally, the stock options granted to employees during 2006 and 2007 fully vest after two years and expire after seven years. The restricted stock awards granted to certain employees during 2006 and 2007 fully vest after four years. No payments were required from employees for the restricted stock awards. At year-end 2007, there were approximately 502,000 shares authorized for future incentive awards.
As of December 31, 2007, there was $0.4 million of total unrecognized compensation cost related to unvested stock options granted under our various stock-based compensation plans. This unrecognized compensation cost is expected to be recognized over a weighted-average period of 1.5 years. As of December 31, 2007, there was $1.2 million of total unrecognized compensation cost related to unvested restricted stock granted under our Stock Incentive Plan of 2006. The compensation cost is expected to be recognized over a period of 3.5 years.
A summary of restricted stock activity is as follows:

	2007		2006
		Weighted		Weighted
		Average		Average
	Shares	Fair Value	Shares	Fair Value
Nonvested at beginning of year	21,159	$37.94	0	NA
Granted	44,450	17.74	21,159	$37.94
Vested	0	NA	0	NA
Forefeited	(2,585)	37.94	0	NA

Nonvested at end of year	63,024	$23.69	21,159	$37.94

(Continued)

MERCANTILE BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007 and 2006
NOTE 9 — STOCK-BASED COMPENSATION (Continued)
A summary of stock option activity is as follows:

	2007		2006		2005
		Weighted		Weighted		Weighted
		Average		Average		Average
	Shares	Price	Shares	Price	Shares	Price
Outstanding at beginning of year	288,962	$24.07	330,378	$20.77	325,872	$16.92
Granted	54,099	17.74	25,867	37.94	49,863	35.88
Exercised	(52,117)	12.33	(64,971)	12.52	(43,973)	9.00
Forfeited or expired	(19,189)	34.38	(2,312)	31.95	(1,384)	33.67

Outstanding at end of year	271,755	$24.34	288,962	$24.07	330,378	$20.77

Options exercisable at year-end	181,544	$23.68	234,534	$21.55	283,029	$19.21

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
The fair value of stock options granted was determined using the following weighted-average assumptions as of grant date:

	2007	2006	2005
Risk-free interest rate	3.40%	4.60%	4.12%
Expected option life	5 Years	5 Years	7 Years
Expected stock price volatility	26%	26%	26%
Dividend yield	1%	1%	1%
(Continued)

MERCANTILE BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007 and 2006
NOTE 9 — STOCK-BASED COMPENSATION (Continued)
Options outstanding at year-end 2007 were as follows:

	Outstanding			Exercisable
		Weighted Average	Weighted		Weighted
Range of		Remaining	Average		Average
Exercise		Contractual	Exercise		Exercise
Prices	Number	Life	Price	Number	Price
$8.00 - $12.00	23,157	2.6 Years	$8.42	23,157	$8.42
$12.01 - $16.00	27,736	3.8 Years	12.89	27,736	12.89
$16.01 - $20.00	79,998	6.2 Years	17.22	25,899	16.14
$20.01 - $24.00	7,632	4.8 Years	20.18	7,632	20.18
$24.01 - $28.00	26,394	5.8 Years	26.61	26,394	26.61
$32.01 - $36.00	77,998	7.3 Years	34.81	70,726	34.96
$36.01 - $40.00	21,326	5.9 Years	37.94	0	NA
$40.01 - $44.00	7,514	6.8 Years	40.28	0	NA

Outstanding at year end	271,755	5.9 Years	$24.34	181,544	$23.68

The weighted-average remaining contractual life of the 181,544 stock options exercisable as of December 31, 2007 was 5.5 years.
Information related to options outstanding at year-end 2007, 2006 and 2005 were as follows:

	2007	2006	2005
Minimum exercise price	$8.22	$7.09	$7.09
Maximum exercise price	40.28	40.28	40.28
Average remaining option term	5.9 Years	6.1 Years	6.5 Years
Information related to stock option grants and exercises during 2007, 2006 and 2005 follows:

	2007	2006	2005
Aggregate intrinsic value of stock options exercised	$1,019,000	$1,616,000	$1,243,000
Cash received from stock option exercises	56,000	229,000	80,000
Tax benefit realized from stock option exercises	0	0	0
Weighted average per share fair value of stock options granted	4.60	11.44	13.51
The aggregate intrinsic value of all stock options outstanding at December 31, 2007 was $236,000.
The aggregate intrinsic value of all stock options exercisable at December 31, 2007 was $236,000.
Shares issued as a result of the exercise of stock option grants have been new shares.
(Continued)

MERCANTILE BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007 and 2006
NOTE 10 — RELATED PARTIES
Certain directors and executive officers of the Bank, including their immediate families and companies in which they are principal owners, were loan customers of the Bank. At year-end 2007 and 2006, the Bank had $19.1 million and $18.3 million in loan commitments to directors and executive officers, of which $14.7 million and $8.8 million were outstanding at year-end 2007 and 2006, respectively, as reflected in the following table:

	2007	2006
Beginning balance	$8,797,000	$8,865,000
New loans	9,551,000	2,356,000
Repayments	(3,629,000)	(2,424,000)

Ending balance	$14,719,000	$8,797,000

Related party deposits and repurchase agreements totaled $14.2 million and $15.7 million at year-end 2007 and 2006, respectively.
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
These instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized, if any, in the balance sheet. Our maximum exposure to loan loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual notional amount of those instruments. We use the same credit policies in making commitments and conditional obligations as we do for on-balance sheet instruments. Collateral, such as accounts receivable, securities, inventory, property and equipment, is generally obtained based on management’s credit assessment of the borrower. If required, estimated loss exposure resulting from these instruments is expensed and recorded as a liability. The balance of the liability account related to loan commitments was $0.5 million at year-end 2007 and 2006.
At year-end 2007 and 2006, the rates on existing off-balance sheet instruments were substantially equivalent to current market rates, considering the underlying credit standing of the counterparties.
(Continued)

MERCANTILE BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007 and 2006
NOTE 11 — COMMITMENTS AND OFF-BALANCE-SHEET RISK (Continued)
Our maximum exposure to credit losses for loan commitments and standby letters of credit outstanding at year-end was as follows:

	2007	2006
Commercial unused lines of credit	$377,493,000	$345,195,000
Unused lines of credit secured by 1 – 4 family residential properties	33,083,000	29,314,000
Credit card unused lines of credit	9,035,000	8,510,000
Other consumer unused lines of credit	6,910,000	7,197,000
Commitments to make loans	66,196,000	60,850,000
Standby letters of credit	81,292,000	73,241,000

	$574,009,000	$524,307,000

Commitments to make loans generally reflect our binding obligations to existing and prospective customers to extend credit, including line of credit facilities secured by accounts receivable and inventory, and term debt secured by either real estate or equipment. In most instances, line of credit facilities are for a one year term and are at a floating rate tied to the prime rate. For term debt secured by real estate, customers are generally offered a floating rate tied to the prime rate and a fixed rate currently ranging from 6.25% to 7.25%. These credit facilities generally balloon within five years, with payments based on amortizations ranging from 10 to 25 years. For term debt secured by non-real estate collateral, customers are generally offered a floating rate tied to the prime rate and a fixed rate currently ranging from 6.25% to 7.25%. These credit facilities generally mature and fully amortize within five years.
The following instruments are considered financial guarantees under FASB Interpretation No. 45. These instruments are carried at fair value.

	2007		2006
	Contract	Carrying	Contract	Carrying
	Amount	Value	Amount	Value
Standby letters of credit	$81,292,000	$357,000	$73,241,000	$279,000
We were required to have $0.3 million and $8.9 million of cash on hand or on deposit with the Federal Reserve Bank of Chicago to meet regulatory reserve and clearing requirements at year-end 2007 and 2006, respectively. These balances do not earn interest.
(Continued)

MERCANTILE BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007 and 2006
NOTE 12 — BENEFIT PLANS
We have a 401(k) benefit plan that covers substantially all of our employees. Our 2007, 2006 and 2005 matching 401(k) contributions charged to expense were $747,000, $674,000 and $554,000, respectively. The percent of our matching contributions to the 401(k) is determined annually by the Board of Directors. The 401(k) benefit plan allows employee contributions up to 15% of their compensation, which are matched at 100% of the first 5% of the compensation contributed. Matching contributions are immediately vested.
We have a deferred compensation plan in which all persons serving on the Board of Directors may defer all or portions of their annual retainer and meeting fees, with distributions to be paid only upon termination of service as a director. The deferred amounts are categorized on our financial statements as other borrowed money. The deferred balances are paid interest at a rate equal to the prime rate, adjusted at the beginning of each calendar quarter. Interest expense for the plan during 2007, 2006 and 2005 was $109,000, $81,000 and $43,000, respectively.
We have a non-qualified deferred compensation program in which selected officers may defer all or portions of salary and bonus payments. The deferred amounts are categorized on our financial statements as other borrowed money. The deferred balances are paid interest at a rate equal to the prime rate, adjusted at the beginning of each calendar quarter. Interest expense for the plan during 2007, 2006 and 2005 was $190,000, $148,000 and $79,000, respectively.
The Mercantile Bank Corporation Employee Stock Purchase Plan of 2002 (“Stock Purchase Plan”) is a non-compensatory plan intended to encourage full- and part-time employees of Mercantile and its subsidiaries to promote our best interests and to align employees’ interests with the interests of our shareholders by permitting employees to purchase shares of our common stock through regular payroll deductions. Shares are purchased on the last business day of each calendar quarter at a price equal to the average, rounded to the nearest whole cent, of the highest and lowest sales prices of our common stock reported on The Nasdaq Stock Market. Originally, 25,000 shares of common stock may be issued under the Stock Purchase Plan; however, the number of shares has been and may continue to be adjusted in the future to reflect stock dividends and other changes in our capitalization. The numbers of shares issued under the Stock Purchase Plan totaled 3,966 and 2,912 in 2007 and 2006, respectively. As of December 31, 2007, there were 16,893 shares available under the Stock Purchase Plan.
(Continued)

MERCANTILE BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007 and 2006
NOTE 13 — FAIR VALUES OF FINANCIAL INSTRUMENTS
Carrying amount and estimated fair values of financial instruments were as follows at year-end:

	2007		2006
	Carrying	Fair	Carrying	Fair
	Values	Values	Values	Values
Financial assets
Cash and cash equivalents	$29,430,000	$29,430,000	$51,380,000	$51,380,000
Securities available for sale	136,673,000	136,673,000	130,967,000	130,967,000
Securities held to maturity	65,330,000	66,440,000	63,943,000	65,025,000
Federal Home Loan Bank stock	9,733,000	9,733,000	7,509,000	7,509,000
Loans, net	1,774,066,000	1,777,883,000	1,724,067,000	1,707,039,000
Bank owned life insurance policies	39,118,000	39,118,000	30,858,000	30,858,000
Accrued interest receivable	9,957,000	9,957,000	10,287,000	10,287,000

Financial liabilities
Deposits	1,591,181,000	1,585,921,000	1,646,903,000	1,654,798,000
Securities sold under agreements to repurchase	97,465,000	97,465,000	85,472,000	85,472,000
Federal funds purchased	13,800,000	13,800,000	9,800,000	9,800,000
Federal Home Loan Bank advances	180,000,000	180,303,000	95,000,000	94,801,000
Subordinated debentures	32,990,000	32,678,000	32,990,000	32,984,000
Accrued interest payable	21,130,000	21,130,000	20,213,000	20,213,000
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
(Continued)

MERCANTILE BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007 and 2006
NOTE 14 — EARNINGS PER SHARE
The factors used in the earnings per share computation follow:

	2007	2006	2005
Basic
Net income	$8,966,000	$19,847,000	$17,901,000

Weighted average common shares outstanding	8,453,483	8,403,163	8,357,304

Basic earnings per common share	$1.06	$2.36	$2.14

Diluted
Net income	$8,966,000	$19,847,000	$17,901,000

Weighted average common shares outstanding for basic earnings per common share	8,453,483	8,403,163	8,357,304

Add: Dilutive effects of share-based awards	44,255	114,809	186,717

Average shares and dilutive potential common shares	8,497,738	8,517,972	8,544,021

Diluted earnings per common share	$1.06	$2.33	$2.10

Share-based awards for 196,256, 31,940 and 7,524 shares of common stock were not considered in computing diluted earnings per common share for 2007, 2006 and 2005, respectively, because they were antidilutive.
NOTE 15 — SUBORDINATED DEBENTURES
The trust, a business trust formed by the company, was incorporated in 2004 for the purpose of issuing Series A and Series B Preferred Securities. On September 16, 2004, the trust sold the Series A Preferred Securities in a private sale for $16.0 million, and also sold $495,000 of Series A Common Securities to Mercantile. The proceeds of the Series A Preferred Securities and the Series A Common Securities were used by the trust to purchase $16,495,000 of Series A Floating Rate Notes that were issued by Mercantile on September 16, 2004. Mercantile used the proceeds of the Series A Floating Rate Notes to finance the redemption on September 17, 2004 of the $16.0 million of 9.60% Cumulative Preferred Securities issued in 1999 by MBWM Capital Trust I. On December 10, 2004, the trust sold the Series B Preferred Securities in a private sale for $16.0 million, and also sold $495,000 of Series B Common Securities to Mercantile. The proceeds of the Series B Preferred Securities and the Series B Common Securities were used by the trust to purchase $16,495,000 of Series B Floating Rate Notes that were issued by Mercantile on December 10, 2004. Substantially all of the net proceeds of the Series B Floating Rate Notes were contributed to our bank as capital to provide support for asset growth, fund investments in loans and securities and for general corporate purposes.
The only significant assets of the trust are the Series A and Series B Floating Rate Notes, and the only significant liabilities of the trust are the Series A and Series B Preferred Securities. The Series A and Series B Floating Rate Notes are categorized on our consolidated balance sheets as subordinated debentures and the interest expense is recorded on our consolidated statements of income under interest expense on long-term borrowings.
(Continued)

MERCANTILE BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007 and 2006
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
The prompt corrective action regulations provide five classifications, including well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized, although these terms are not used to represent overall financial condition. If an institution is not well capitalized, regulatory approval is required to accept brokered deposits. Subject to limited exceptions, no institution may make a capital distribution if, after making the distribution, it would be undercapitalized. If an institution is undercapitalized, it is subject to being closely monitored by its principal federal regulator, its asset growth and expansion are restricted, and plans for capital restoration are required. In addition, further specific types of restrictions may be imposed on the institution at the discretion of the federal regulator. At year-end 2007 and 2006, the most recent regulatory notifications categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that we believe has changed the Bank’s category.
At year end, actual capital levels (in thousands) and minimum required levels for Mercantile and the Bank were:

					Minimum Required
					to be Well
			Minimum Required		Capitalized Under
			for Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Regulations
	Amount	Ratio	Amount	Ratio	Amount	Ratio
2007
Total capital (to risk weighted assets)
Consolidated	$235,700	11.4%	$165,562	8.0%	$NA	NA
Bank	232,435	11.3	165,292	8.0	206,615	10.0%
Tier 1 capital (to risk weighted assets)
Consolidated	209,886	10.1	82,781	4.0	NA	NA
Bank	206,621	10.0	82,646	4.0	123,969	6.0
Tier 1 capital (to average assets)
Consolidated	209,886	10.0	84,169	4.0	NA	NA
Bank	206,621	9.8	84,061	4.0	105,076	5.0
(Continued)

MERCANTILE BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007 and 2006
NOTE 16 — REGULATORY MATTERS (Continued)

					Minimum Required
					to be Well
			Minimum Required		Capitalized Under
			for Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Regulations
	Amount	Ratio	Amount	Ratio	Amount	Ratio
2006
Total capital (to risk weighted assets)
Consolidated	$226,428	11.5%	$158,196	8.0%	$NA	NA
Bank	222,812	11.3	158,019	8.0	197,524	10.0%
Tier 1 capital (to risk weighted assets)
Consolidated	205,017	10.4	79,098	4.0	NA	NA
Bank	201,401	10.2	79,010	4.0	118,514	6.0
Tier 1 capital (to average assets)
Consolidated	205,017	10.0	81,682	4.0	NA	NA
Bank	201,401	9.9	81,623	4.0	102,029	5.0
Federal and state banking laws and regulations place certain restrictions on the amount of dividends the Bank can transfer to Mercantile and on the capital levels that must be maintained. At year-end 2007, under the most restrictive of these regulations (to remain well capitalized), the Bank could distribute approximately $18.6 million to Mercantile as dividends without prior regulatory approval.
The capital levels as of year-end 2007 and 2006 include $32.0 million of trust preferred securities issued by the trust in September 2004 and December 2004 subject to certain limitations. Federal Reserve guidelines limit the amount of trust preferred securities which can be included in Tier 1 capital of Mercantile to 25% of total Tier 1 capital. At year-end 2007 and 2006, all $32.0 million of the trust preferred securities were included as Tier 1 capital of Mercantile.
NOTE 17 — OTHER COMPREHENSIVE INCOME/(LOSS)
Other comprehensive income/(loss) components, other than net income, and related taxes were as follows:

	2007	2006	2005
Unrealized holding gains and losses on available-for-sale securities	$2,110,000	$470,000	$(2,368,000)
Reclassification adjustments for gains and losses later recognized in income	0	0	0

Net unrealized gains and losses	2,110,000	470,000	(2,368,000)
Tax effect of unrealized holding gains and losses on available-for-sale securities	(739,000)	(164,000)	828,000
Tax effect of reclassification adjustments for gains and losses later recognized in income	0	0	0

Other comprehensive income/(loss)	$1,371,000	$306,000	$(1,540,000)

(Continued)

MERCANTILE BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007 and 2006
NOTE 18 — QUARTERLY FINANCIAL DATA (UNAUDITED)

	Interest	Net Interest	Net	Earnings per Share
	Income	Income	Income	Basic	Diluted
2007
First quarter	$36,025,000	$14,484,000	$4,283,000	$0.51	$0.51
Second quarter	36,084,000	13,948,000	2,221,000	0.26	0.26
Third quarter	36,779,000	14,051,000	2,367,000	0.28	0.28
Fourth quarter	35,293,000	13,074,000	95,000	0.01	0.01

2006
First quarter	$31,099,000	$15,099,000	$4,929,000	$0.59	$0.58
Second quarter	33,746,000	15,646,000	5,111,000	0.61	0.60
Third quarter	35,675,000	15,547,000	5,202,000	0.62	0.61
Fourth quarter	36,740,000	15,295,000	4,605,000	0.54	0.54

2005
First quarter	$21,705,000	$12,655,000	$4,362,000	$0.55	$0.53
Second quarter	24,346,000	13,608,000	4,690,000	0.59	0.58
Third quarter	26,764,000	14,072,000	4,300,000	0.54	0.53
Fourth quarter	29,315,000	14,957,000	4,549,000	0.57	0.56
NOTE 19 — MERCANTILE BANK CORPORATION (PARENT COMPANY ONLY) CONDENSED FINANCIAL STATEMENTS
Following are condensed parent company only financial statements:
CONDENSED BALANCE SHEETS

	2007	2006
ASSETS
Cash and cash equivalents	$2,137,000	$2,323,000
Investment in bank subsidiary	206,890,000	200,300,000
Other assets	3,373,000	2,890,000

Total assets	$212,400,000	$205,513,000

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities	$1,255,000	$608,000
Subordinated debentures	32,990,000	32,990,000
Shareholders’ equity	178,155,000	171,915,000

Total liabilities and shareholders’ equity	$212,400,000	$205,513,000

(Continued)

MERCANTILE BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007 and 2006
NOTE 19 — MERCANTILE BANK CORPORATION (PARENT COMPANY ONLY) CONDENSED FINANCIAL STATEMENTS (Continued)
CONDENSED STATEMENTS OF INCOME

	2007	2006	2005
Income
Dividends from subsidiaries	$7,291,000	$6,440,000	$4,832,000
Other	19,000	73,000	46,000

Total income	7,310,000	6,513,000	4,878,000

Expenses
Interest expense	2,512,000	2,429,000	1,837,000
Other operating expenses	2,835,000	1,917,000	942,000

Total expenses	5,347,000	4,346,000	2,779,000

Income before income tax benefit and equity in undistributed net income of subsidiary	1,963,000	2,167,000	2,099,000

Federal income tax benefit	(1,783,000)	(1,392,000)	(936,000)

Equity in undistributed net income of subsidiary	5,220,000	16,288,000	14,866,000

Net income	$8,966,000	$19,847,000	$17,901,000

(Continued)

MERCANTILE BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007 and 2006
NOTE 19 — MERCANTILE BANK CORPORATION (PARENT COMPANY ONLY) CONDENSED FINANCIAL STATEMENTS (Continued)
CONDENSED STATEMENTS OF CASH FLOWS

	2007	2006	2005
Cash flows from operating activities
Net income	$8,966,000	$19,847,000	$17,901,000
Adjustments to reconcile net income to net cash from operating activities:
Equity in undistributed income of subsidiary	(5,220,000)	(16,288,000)	(14,866,000)
Stock-based compensation expense	361,000	242,000	0
Change in other assets	(483,000)	9,000	(98,000)
Change in other liabilities	648,000	73,000	317,000

Net cash from operating activities	4,272,000	3,883,000	3,254,000

Cash flows from investing activities
Net capital investment into subsidiaries	0	0	0

Net cash from investing activities	0	0	0

Cash flows from financing activities
Stock option exercises, net	56,000	229,000	80,000
Employee stock purchase plan	91,000	107,000	97,000
Dividend reinvestment plan	76,000	98,000	159,000
Cash dividends	(4,677,000)	(4,035,000)	(3,185,000)
Fractional shares paid	(4,000)	(4,000)	(4,000)

Net cash for financing activities	(4,458,000)	(3,605,000)	(2,853,000)

Net change in cash and cash equivalents	(186,000)	278,000	401,000

Cash and cash equivalents at beginning of period	2,323,000	2,045,000	1,644,000

Cash and cash equivalents at end of period	$2,137,000	$2,323,000	$2,045,000

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 6, 2008.

MERCANTILE BANK CORPORATION
/s/ Michael H. Price
Michael H. Price
Chairman of the Board, President and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 6, 2008.

/s/ Betty S. Burton Betty S. Burton, Director	/s/ Lawrence W. Larsen Lawrence W. Larsen, Director

/s/ David M. Cassard	/s/ Calvin D. Murdock

David M. Cassard, Director	Calvin D. Murdock, Director

/s/ Edward J. Clark	/s/ Michael H. Price

Edward J. Clark, Director	Michael H. Price, Chairman of the Board, President and Chief Executive Officer (principal executive officer)

/s/ Peter A. Cordes	/s/ Merle J. Prins

Peter A. Cordes, Director	Merle J. Prins, Director

/s/ C. John Gill	/s/ Timothy O. Schad

C. John Gill, Director	Timothy O. Schad, Director

/s/ Doyle A. Hayes	/s/ Dale J. Visser

Doyle A. Hayes, Director	Dale J. Visser, Director

/s/ David M. Hecht	/s/ Donald Williams, Sr.

David M. Hecht, Director	Donald Williams, Sr., Director

/s/ Susan K. Jones	/s/ Charles E. Christmas

Susan K. Jones, Director	Charles E. Christmas, Senior Vice President, Chief Financial Officer and Treasurer (principal financial and accounting officer)

EXHIBIT INDEX

EXHIBIT NO.	EXHIBIT DESCRIPTION

3.1	Our Articles of Incorporation are incorporated by reference to exhibit 3.1 of our Form 10-Q for the quarter ended June 30, 2004

3.2
Our Amended and Restated Bylaws dated as of January 16, 2003 are incorporated by reference to exhibit 3.2 of our Registration Statement on Form S-3 (Commission File No. 333-103376) that became effective on February 21, 2003

10.1	Our 1997 Employee Stock Option Plan is incorporated by reference to exhibit 10.1 of our Registration Statement on Form SB-2 (Commission File No. 333-33081) that became effective on October 23, 1997 *

10.2	Our 2000 Employee Stock Option Plan is incorporated by reference to exhibit 10.14 of our Form 10-K for the year ended December 31, 2000 *

10.3	Our 2004 Employee Stock Option Plan is incorporated by reference to exhibit 10.1 of our Form 10-Q for the quarter ended September 30, 2004 *

10.4	Form of Stock Option Agreement for options under the 2004 Employee Stock Option Plan is incorporated by reference to exhibit 10.2 of our Form 10-Q for the quarter ended September 30, 2004 *

10.5	Our Independent Director Stock Option Plan is incorporated by reference to exhibit 10.26 of our Form 10-K for the year ended December 31, 2002 *

10.6	Form of Stock Option Agreement for options under the Independent Director Stock Option Plan is incorporated by reference to exhibit 10.1 of our Form 8-K filed October 22, 2004 *

10.7
Mercantile Bank of West Michigan Deferred Compensation Plan for Members of the Board of Directors (1999) is incorporated by reference to Exhibit 10.6 of the Registration Statement of the company and our trust on Form SB-2 (Commission File Nos. 333-84313 and 333-84313-01) that became effective on September 13, 1999 *

10.8	Amendment dated October 18, 2001 to Mercantile Bank of West Michigan Deferred Compensation Plan for Members of the Board of Directors (1999)

10.9	Mercantile Bank of Michigan Amended and Restated Deferred Compensation Plan for Members of the Board of Directors dated June 29, 2006

10.10	First Amendment dated October 10, 2007 to the Mercantile Bank of Michigan Amended and Restated Deferred Compensation Plan for Members of the Board of Directors dated June 29, 2006

10.11
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

10.13
Extension Agreement of Data Processing Contract between Fiserv Solutions, Inc. and our bank dated November 21, 2002 extending the agreement between Fiserv Solutions, Inc. and our bank dated September 10, 1997, is incorporated by reference to exhibit 10.5 of our Form 10-K for the year ended December 31, 2002

10.14
Extension Agreement of Data Processing Contract between Fiserv Solutions, Inc. and our bank dated December 20, 2006 extending the agreements between Fiserv Solutions, Inc. and our bank dated September 10, 1997 and November 21, 2002

10.15
Amended and Restated Employment Agreement dated as of October 18, 2001, among the company, our bank and Gerald R. Johnson, Jr., is incorporated by reference to exhibit 10.21 of our Form 10-K for the year ended December 31, 2001 *

10.16
Amended and Restated Employment Agreement dated as of October 18, 2001, among the company, our bank and Michael H. Price, is incorporated by reference to exhibit 10.22 of our Form 10-K for the year ended December 31, 2001 *

10.17
Employment Agreement dated as of October 18, 2001, among the company, our bank and Robert B. Kaminski, Jr., is incorporated by reference to exhibit 10.23 of our Form 10-K for the year ended December 31, 2001 *

10.18
Employment Agreement dated as of October 18, 2001, among the company, our bank and Charles E. Christmas, is incorporated by reference to exhibit 10.23 of our Form 10-K for the year ended December 31, 2001 *

10.19
Amendment to Employment Agreement dated as of October 17, 2002, among the company, our bank and Gerald R. Johnson, Jr., is incorporated by reference to exhibit 10.21 of our Form 10-K for the year ended December 31, 2002 *

10.20
Amendment to Employment Agreement dated as of October 17, 2002, among the company, our bank and Michael H. Price, is incorporated by reference to exhibit 10.22 of our Form 10-K for the year ended December 31, 2002 *

10.21
Amendment to Employment Agreement dated as of October 17, 2002, among the company, our bank and Robert B. Kaminski, Jr., is incorporated by reference to exhibit 10.23 of our Form 10-K for the year ended December 31, 2002 *

10.22
Amendment to Employment Agreement dated as of October 17, 2002, among the company, our bank and Charles E. Christmas, is incorporated by reference to exhibit 10.24 of our Form 10-K for the year ended December 31, 2002 *

10.23
Amendment to Employment Agreement dated as of October 28, 2004, among the company, our bank and Robert B. Kaminski, Jr., is incorporated by reference to exhibit 10.21 of our Form 10-K for the year ended December 31, 2004 *

10.24
Junior Subordinated Indenture between us and Wilmington Trust Company dated September 16, 2004 providing for the issuance of the Series A and Series B Floating Rate Junior Subordinated Notes due 2034 is incorporated by reference to exhibit 10.1 of our Form 8-K filed December 15, 2004

10.25	Amended and Restated Trust Agreement dated September 16, 2004 for Mercantile Bank Capital Trust I is incorporated by reference to exhibit 10.2 of our Form 8-K filed December 15, 2004

10.26
Placement Agreement between us, Mercantile Bank Capital Trust I, and SunTrust Capital Markets, Inc. dated September 16, 2004 is incorporated by reference to exhibit 10.3 of our Form 8-K filed December 15, 2004

EXHIBIT NO.	EXHIBIT DESCRIPTION

10.27
Guarantee Agreement dated September 16, 2004 between Mercantile as Guarantor and Wilmington Trust Company as Guarantee Trustee is incorporated by reference to exhibit 10.4 of our Form 8-K filed December 15, 2004

10.28
Form of Agreement Amending Stock Option Agreement, dated November 17, 2005 issued under our 2004 Employee Stock Option Plan, is incorporated by reference to exhibit 10.1 of our Form 8-K filed December 14, 2005 *

10.29
Second Amendment to Employment Agreement dated as of November 17, 2005, among the company, our bank and Gerald R. Johnson, Jr. is incorporated by reference to exhibit 10.28 of our Form 10-K for the year ended December 31, 2005 *

10.30
Second Amendment to Employment Agreement dated as of November 17, 2005, among the company, our bank and Michael H. Price is incorporated by reference to exhibit 10.29 of our Form 10-K for the year ended December 31, 2005 *

10.31
Third Amendment to Employment Agreement dated as of November 17, 2005, among the company, our bank and Robert B. Kaminski, Jr. is incorporated by reference to exhibit 10.30 of our Form 10-K for the year ended December 31, 2005 *

10.32
Second Amendment to Employment Agreement dated as of November 17, 2005, among the company, our bank and Charles E. Christmas is incorporated by reference to exhibit 10.31 of our Form 10-K for the year ended December 31, 2005 *

10.33
Form of Mercantile Bank of Michigan Executive Deferred Compensation Agreement, that has been entered into between our bank and each of Gerald R. Johnson, Jr., Michael H. Price, Robert B. Kaminski, Jr., Charles E. Christmas, and certain other officers of our bank is incorporated by reference to exhibit 10.32 of our Form 10-K for the year ended December 31, 2005 *

10.34
Form of Mercantile Bank of Michigan Amended and Restated Executive Deferred Compensation Agreement dated November 18, 2006, that has been entered into between our bank and each of Gerald R. Johnson, Jr., Michael H. Price, Robert B. Kaminski, Jr., Charles E. Christmas, and certain other officers of our bank *

10.35
Form of First Amendment to the Mercantile Bank of Michigan Executive Deferred Compensation Agreement dated November 18, 2006, that has been entered into between our bank and each of Gerald R. Johnson, Jr., Michael H. Price, Robert B. Kaminski, Jr., Charles E. Christmas, and certain other officers of our bank, dated October 25, 2007 *

10.36
Form of Mercantile Bank of Michigan Split Dollar Agreement that has been entered into between our bank and each of Gerald R. Johnson, Jr., Michael H. Price, Robert B. Kaminski, Jr., Charles E. Christmas, and certain other officers of our bank is incorporated by reference to exhibit 10.33 of our Form 10-K for the year ended December 31, 2005 *

10.37	Director Fee Summary *

10.38
Lease Agreement between our bank and The Conlin Company dated July 12, 2005 for our Ann Arbor, Michigan office is incorporated by reference to exhibit 10.36 of our Form 10-K for the year ended December 31, 2005

10.39
Stock Incentive Plan of 2006 is incorporated by reference to Appendix A of our proxy statement for our April 27, 2006 annual meeting of shareholders that was filed with the Securities and Exchange Commission *

EXHIBIT NO.	EXHIBIT DESCRIPTION

10.40
Form of Notice of Grant of Incentive Stock Option and Stock Option Agreement for incentive stock options granted in 2006 under our Stock Incentive Plan of 2006 is incorporated by reference to exhibit 10.1 of our Form 8-K filed November 22, 2006 *

10.41	Form of Notice of Grant of Incentive Stock Option and Stock Option Agreement for incentive stock options granted after 2006 under our Stock Incentive Plan of 2006 *

10.42
Form of Restricted Stock Award Agreement Notification of Award and Terms and Conditions of Award for restricted stock granted in 2006 under our Stock Incentive Plan of 2006 is incorporated by reference to exhibit 10.2 of our Form 8-K filed November 22, 2006 *

10.43	Form of Restricted Stock Award Agreement Notification of Award and Terms and Conditions of Award for restricted stock granted after 2006 under our Stock Incentive Plan of 2006 *

10.44	Executive Officer Bonus Plan for 2007 is incorporated by reference to exhibit 10.1 of our Form 8-K filed January 29, 2007 *

10.45	Retirement Agreement by and among Mercantile Bank Corporation, Mercantile Bank of Michigan and Gerald R. Johnson, Jr. is incorporated by reference to exhibit 10.1 of our Form 8-K filed May 25, 2007 *

10.46
Additional Release of Claims Pursuant to Retirement Agreement Dated May 24, 2007 by and among Mercantile Bank Corporation, Mercantile Bank of Michigan and Gerald R. Johnson, Jr. is incorporated by reference to exhibit 10.1 of our Form 10-Q for the quarter ended September 30, 2007 *

10.47	Lease Agreement between our bank and CD Partners LLC dated October 2, 2007 for our Oakland County, Michigan office

21	Subsidiaries of the company

23.1	Consent of BDO Seidman, LLP

23.2	Consent of Crowe Chizek and Company LLC

31	Rule 13a-14(a) Certifications

32.1	Section 1350 Chief Executive Officer Certification

32.2	Section 1350 Chief Financial Officer Certification

*	Management contract or compensatory plan