Form 10-Q
period 2008-03-31
MERCANTILE BANK CORP
filed 2008-05-09
CIK 1042729

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2008

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
Yes ☑      No ☐
      Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐      No ☑
At May 9, 2008, there were 8,528,902 shares of Common Stock outstanding.

MERCANTILE BANK CORPORATION

MERCANTILE BANK CORPORATION
PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2008	2007
	(Unaudited)
ASSETS
Cash and due from banks	$31,903,000	$29,138,000
Short term investments	537,000	292,000

Total cash and cash equivalents	32,440,000	29,430,000

Securities available for sale	133,978,000	136,673,000
Securities held to maturity (fair value of $66,461,000 at March 31, 2008 and $66,440,000 at December 31, 2007)	65,318,000	65,330,000
Federal Home Loan Bank stock	12,230,000	9,733,000

Loans and leases	1,794,310,000	1,799,880,000
Allowance for loan and lease losses	(29,957,000)	(25,814,000)

Loans and leases, net	1,764,353,000	1,774,066,000

Premises and equipment, net	34,178,000	34,351,000
Bank owned life insurance policies	39,553,000	39,118,000
Accrued interest receivable	9,132,000	9,957,000
Other assets	24,766,000	22,745,000

Total assets	$2,115,948,000	$2,121,403,000

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits
Noninterest-bearing	$121,755,000	$133,056,000
Interest-bearing	1,432,995,000	1,458,125,000

Total deposits	1,554,750,000	1,591,181,000

Securities sold under agreements to repurchase	83,184,000	97,465,000
Federal funds purchased	15,800,000	13,800,000
Federal Home Loan Bank advances	230,000,000	180,000,000
Subordinated debentures	32,990,000	32,990,000
Other borrowed money	4,086,000	4,013,000
Accrued expenses and other liabilities	20,843,000	23,799,000

Total liabilities	1,941,653,000	1,943,248,000

Shareholders’ equity
Preferred stock, no par value: 1,000,000 shares authorized, none issued	0	0
Common stock, no par value: 20,000,000 shares authorized; 8,529,729 shares outstanding at March 31, 2008 and 8,527,197 shares outstanding at December 31, 2007	173,134,000	172,938,000
Retained earnings (deficit)	(60,000)	4,948,000
Accumulated other comprehensive income	1,221,000	269,000

Total shareholders’ equity	174,295,000	178,155,000

Total liabilities and shareholders’ equity	$2,115,948,000	$2,121,403,000

See accompanying notes to consolidated financial statements.

MERCANTILE BANK CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months	Three Months
	Ended	Ended
	March 31,	March 31,
	2008	2007
Interest income
Loans and leases, including fees	$29,063,000	$33,422,000
Securities, taxable	2,087,000	1,799,000
Securities, tax-exempt	715,000	707,000
Federal funds sold	86,000	93,000
Short term investments	4,000	4,000

Total interest income	31,955,000	36,025,000

Interest expense
Deposits	17,103,000	18,825,000
Short term borrowings	551,000	832,000
Federal Home Loan Bank advances	2,329,000	1,194,000
Long term borrowings	589,000	690,000

Total interest expense	20,572,000	21,541,000

Net interest income	11,383,000	14,484,000

Provision for loan and lease losses	9,100,000	1,020,000

Net interest income after provision for loan and lease losses	2,283,000	13,464,000

Noninterest income
Service charges on accounts	504,000	389,000
Earnings on bank owned life insurance policies	435,000	297,000
Mortgage banking activities	240,000	112,000
Other income	711,000	610,000

Total noninterest income	1,890,000	1,408,000

Noninterest expense
Salaries and benefits	5,774,000	5,384,000
Occupancy	974,000	767,000
Furniture and equipment depreciation, rent and maintenance	540,000	493,000
Nonperforming asset costs	486,000	96,000
Other expense	2,555,000	1,999,000

Total noninterest expenses	10,329,000	8,739,000

Income (loss) before federal income tax expense (benefit)	(6,156,000)	6,133,000

Federal income tax expense (benefit)	(2,418,000)	1,850,000

Net income (loss)	$(3,738,000)	$4,283,000

Basic earnings (loss) per share	$(0.44)	$0.51

Diluted earnings (loss) per share	$(0.44)	$0.50

Cash dividends per share	$0.15	$0.13

Average basic shares outstanding	8,465,148	8,436,842

Average diluted shares outstanding	8,465,148	8,518,666

See accompanying notes to consolidated financial statements.

MERCANTILE BANK CORPORATION
CONSOLIDATED STATEMENTS OF
CHANGES IN SHAREHOLDERS’ EQUITY
(Unaudited)

			Accumulated
		Retained	Other	Total
	Common	Earnings	Comprehensive	Shareholders’
	Stock	(Deficit)	Income	Equity
Balance, January 1, 2008	$172,938,000	$4,948,000	$269,000	$178,155,000

Employee stock purchase plan, 2,107 shares	23,000			23,000

Dividend reinvestment plan, 1,511 shares	18,000			18,000

Stock option exercises, 2,000 shares	16,000			16,000

Stock tendered for stock option exercises, 1,123 shares	(16,000)			(16,000)

Stock-based compensation expense	155,000			155,000

Cash dividends ($0.15 per share)		(1,270,000)		(1,270,000)

Comprehensive income (loss):
Net loss for the period from January 1, 2008 through March 31, 2008		(3,738,000)		(3,738,000)

Change in net unrealized gain on securities available for sale, net of reclassifications and tax effect			486,000	486,000

Change in fair value of interest rate swap, net of tax effect			466,000	466,000

Total comprehensive income (loss)				(2,786,000)

Balance, March 31, 2008	$173,134,000	$(60,000)	$1,221,000	$174,295,000

See accompanying notes to consolidated financial statements.

MERCANTILE BANK CORPORATION
CONSOLIDATED STATEMENTS OF
CHANGES IN SHAREHOLDERS’ EQUITY (Continued)
(Unaudited)

			Accumulated
		Retained	Other	Total
	Common	Earnings	Comprehensive	Shareholders’
	Stock	(Deficit)	Income (Loss)	Equity
Balance, January 1, 2007	$161,223,000	$11,794,000	$(1,102,000)	$171,915,000

Declaration of 5% stock dividend on April 10, 2007	11,131,000	(11,135,000)		(4,000)

Employee stock purchase plan, 822 shares	25,000			25,000

Dividend reinvestment plan, 698 shares	22,000			22,000

Stock option exercises, 47,818 shares	586,000			586,000

Stock tendered for stock option exercises, 16,945 shares	(556,000)			(556,000)

Stock-based compensation expense	84,000			84,000

Cash dividends ($0.13 per share)		(1,125,000)		(1,125,000)

Comprehensive income:
Net income for the period from January 1, 2007 through March 31, 2007		4,283,000		4,283,000

Change in net unrealized gain (loss) on securities available for sale, net of reclassifications and tax effect			247,000	247,000

Total comprehensive income				4,530,000

Balance, March 31, 2007	$172,515,000	$3,817,000	$(855,000)	$175,477,000

See accompanying notes to consolidated financial statements.

MERCANTILE BANK CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months	Three Months
	Ended	Ended
	March 31, 2008	March 31, 2007
Cash flows from operating activities
Net income (loss)	$(3,738,000)	$4,283,000
Adjustments to reconcile net income (loss) to net cash from operating activities
Depreciation and amortization	526,000	661,000
Provision for loan and lease losses	9,100,000	1,020,000
Stock-based compensation expense	155,000	84,000
Proceeds from sales of mortgage loans held for sale	17,955,000	5,895,000
Origination of mortgage loans held for sale	(17,756,000)	(5,829,000)
Net gain on sales of mortgage loans	(199,000)	(66,000)
Earnings on bank owned life insurance policies	(435,000)	(297,000)
Net change in:
Accrued interest receivable	825,000	(710,000)
Other assets	(1,264,000)	1,033,000
Accrued expenses and other liabilities	(2,956,000)	1,556,000

Net cash from operating activities	2,213,000	7,630,000

Cash flows from investing activities
Loan and lease originations and payments, net	(68,000)	(5,696,000)
Purchases of:
Securities available for sale	(46,114,000)	(3,509,000)
Securities held to maturity	0	(597,000)
Federal Home Loan Bank stock	(2,497,000)	0
Proceeds from:
Maturities, calls and repayments of available for sale securities	49,865,000	1,543,000
Maturities, calls and repayments of held to maturity securities	0	155,000
Purchases of premises and equipment, net	(521,000)	(1,279,000)

Net cash from (for) investing activities	665,000	(9,383,000)

Cash flows from financing activities
Net increase (decrease) in deposits	(36,431,000)	39,254,000
Net decrease in securities sold under agreements to repurchase	(14,281,000)	(7,427,000)
Net increase (decrease) in federal funds purchased	2,000,000	(9,800,000)
Proceeds from Federal Home Loan Bank advances	70,000,000	25,000,000
Pay-offs of Federal Home Loan Bank advances	(20,000,000)	(30,000,000)
Net increase in other borrowed money	73,000	164,000
Employee stock purchase plan	23,000	25,000
Dividend reinvestment plan	18,000	22,000
Stock option exercises, net	0	30,000
Cash paid in lieu of fractional shares on stock dividend	0	(4,000)
Payment of cash dividend	(1,270,000)	(1,125,000)

Net cash from financing activities	132,000	16,139,000

See accompanying notes to consolidated financial statements.

MERCANTILE BANK CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months	Three Months
	Ended	Ended
	March 31, 2008	March 31, 2007
Net change in cash and cash equivalents	$3,010,000	$14,386,000
Cash and cash equivalents at beginning of period	29,430,000	51,380,000

Cash and cash equivalents at end of period	$32,440,000	$65,766,000

Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest	$23,294,000	$20,655,000
Federal income tax	0	0
Transfers from loans and leases to foreclosed assets	681,000	1,559,000
See accompanying notes to consolidated financial statements.

MERCANTILE BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1.	SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation: The unaudited financial statements for the three months ended March 31, 2008 include the consolidated results of operations of Mercantile Bank Corporation and its consolidated subsidiaries. These subsidiaries include Mercantile Bank of Michigan (“our bank”), our bank’s three subsidiaries, Mercantile Bank Mortgage Company, LLC (“our mortgage company”), Mercantile Bank Real Estate Co., LLC (“our real estate company”), and Mercantile Insurance Center, Inc. (“our insurance center”). These consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and Item 303(b) of Regulation S-K and do not include all disclosures required by accounting principles generally accepted in the United States of America for a complete presentation of our financial condition and results of operations. In the opinion of management, the information reflects all adjustments (consisting only of normal recurring adjustments) which are necessary in order to make the financial statements not misleading and for a fair presentation of the results of operations for such periods. The results for the period ended March 31, 2008 should not be considered as indicative of results for a full year. For further information, refer to the consolidated financial statements and footnotes included in our annual report on Form 10-K for the year ended December 31, 2007.

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

Earnings Per Share: Basic earnings per share is based on weighted average common shares outstanding during the period. Diluted earnings per share include the dilutive effect of additional potential common shares issuable under stock options and restricted shares and are determined using the treasury stock method. Stock-based awards for 330,816 and 124,221 shares of common stock were antidilutive and were not included in determining diluted earnings per share for the three month periods ended March 31, 2008 and March 31, 2007, respectively. Weighted average diluted common shares outstanding equals the weighted average common shares outstanding during the three month period ended March 31, 2008 due to the net loss recorded during that time period.

Stock Dividend: All per share amounts and average shares outstanding have been adjusted for all periods presented to reflect the 5% stock dividend that was distributed on May 4, 2007. The Statement of Changes in Shareholders’ Equity reflects a transfer from retained earnings to common stock for the fair value of the shares distributed. The impact of the 2007 stock dividend was previously reported as a $14,948,000 million increase to common stock and a $14,952,000 decrease to retained earnings in our quarterly reports on Form 10-Q in 2007. These financial statements properly reflect this stock dividend as an $11,131,000 increase to common stock and an $11,135,000 decrease to retained earnings. Management determined this difference was not material and did not require restatement of previously filed quarterly reports on Form 10-Q.
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

Derivatives: Derivative financial instruments are recognized as assets or liabilities at fair value. The accounting for changes in the fair value of derivatives depends on the use of the derivatives and whether the derivatives qualify for hedge accounting. Our current derivatives consist of interest rate swap agreements, which are used as part of our asset liability management to help manage interest rate risk. We do not use derivatives for trading purposes.

Changes in the fair value of derivatives that are designated as a hedge of the variability of cash flows to be received on various loans and are effective are reported in other comprehensive income. They are later reclassified into earnings in the same periods during which the hedged transaction affects earnings and are included in the line item in which the hedged cash flows are recorded (e.g., interest income related to our current interest rate swaps). If hedge accounting does not apply, changes in the fair value of derivatives are recognized immediately in current earnings as noninterest income or expense.

If designated as a hedge, we formally document the relationship between derivatives as hedged items, as well as the risk-management objective and the strategy for undertaking hedge transactions. This documentation includes linking cash flow hedges to specific assets on the balance sheet. If designated as a hedge, we also formally assess, both at the hedge’s inception and on an ongoing basis, whether the derivative instruments that are used are highly effective in offsetting changes in cash flows of the hedged items. Ineffective hedge gains and losses are recognized immediately in current earnings as noninterest income or expense. We discontinue hedge accounting when we determine the derivative is no longer effective in offsetting changes in the cash flows of the hedged item, the derivative is settled or terminates, or treatment of the derivatives as a hedge is no longer appropriate or intended.
(Continued)

MERCANTILE BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1.	SIGNIFICANT ACCOUNTING POLICIES (Continued)

Adoption of New Accounting Standards: In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 141(R), Business Combinations, to further enhance the accounting and financial reporting related to business combinations. SFAS No. 141(R) establishes principles and requirements for how the acquirer in a business combination (1) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree, (2) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase, and (3) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS No. 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Therefore, the effects of the adoption of SFAS No. 141(R) will depend upon the extent and magnitude of acquisitions after December 31, 2008.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS No. 157 applies to other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. SFAS No. 157 does not require any new fair value measurements and was originally effective beginning January 1, 2008. In February 2008, the FASB issued FASB Staff Position (“FSP”) FAS 157-2. FSP FAS 157-2 allows entities to electively defer the effective date of SFAS No. 157 until January 1, 2009 for nonfinancial assets and nonfinancial liabilities except those recognized or disclosed at fair value on an annual or more frequently recurring basis. We will apply the fair value measurement and disclosure provisions of SFAS No. 157 to nonfinancial assets and liabilities effective January 1, 2009. The application of such is not expected to be material to our results of operations or financial position. See Note 10 for a discussion regarding the January 1, 2008 implementation of SFAS No. 157 relating to our financial assets and liabilities.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Liabilities. SFAS No. 159 permits entities to choose to measure eligible items at fair value at specified election dates. For items for which the fair value option has been elected, unrealized gains and losses are to be reported in earnings at each subsequent reporting date. The fair value option is irrevocable unless a new election date occurs, may be applied instrument by instrument, with a few exceptions, and applies only to entire instruments and not to portions of instruments. SFAS No. 159 provides an opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting. SFAS No. 159 was effective beginning January 1, 2008. Through March 31, 2008, we have not elected the fair value option for any of our financial assets or liabilities.

In March 2008, the FASB issued SFAS No. 161, Disclosures About Derivative Instruments and Hedging Activities – an Amendment of FASB Statement No. 133. SFAS No. 161 expands disclosure requirements regarding an entity’s derivative instruments and hedging activities. Expanded qualitative disclosures that will be required under SFAS No. 161 include: (1) how and why an entity uses derivative instruments; (2) how derivative instruments and related hedged items are accounted for under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, and related interpretations; and (3) how derivative instruments and related hedged items affect an entity’s financial statements. SFAS No. 161 is effective beginning January 1, 2009. We do not expect SFAS No. 161 to have a material effect on our derivative disclosures upon adoption.
(Continued)

MERCANTILE BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
2.	LOANS

Our total loans at March 31, 2008 were $1,794.3 million compared to $1,799.9 million at December 31, 2007, a decrease of $5.6 million, or 0.3%. The components of our outstanding balances at March 31, 2008 and December 31, 2007, and percentage increase (decrease) in loans from the end of 2007 to the end of the first quarter 2008 are as follows:

					Percent
	March 31, 2008		December 31, 2007		Increase
	Balance	%	Balance	%	(Decrease)
Real Estate:
Construction and land development	$268,642,000	15.0%	$263,868,000	14.7%	1.8%
Secured by 1-4 family properties	133,357,000	7.4	135,517,000	7.5	(1.6)
Secured by multi-family properties	53,121,000	3.0	51,951,000	2.9	2.3
Secured by nonresidential properties	855,694,000	47.7	855,872,000	47.6	< (0.1)
Commercial	475,777,000	26.5	484,645,000	26.9	(1.8)
Leases	2,767,000	0.1	2,865,000	0.1	(3.4)
Consumer	4,952,000	0.3	5,162,000	0.3	(4.1)

Total loans and leases	$1,794,310,000	100.0%	$1,799,880,000	100.0%	(0.3)%

3.	ALLOWANCE FOR LOAN AND LEASE LOSSES

The following is a summary of the change in our allowance for loan and lease losses account for the three months ended March 31:

	2008	2007
Balance at January 1	$25,814,000	$21,411,000
Charge-offs	(5,137,000)	(1,134,000)
Recoveries	180,000	357,000
Provision for loan and lease losses	9,100,000	1,020,000

Balance at March 31	$29,957,000	$21,654,000

(Continued)

MERCANTILE BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
4.	PREMISES AND EQUIPMENT, NET

Premises and equipment are comprised of the following:

	March 31,	December 31,
	2008	2007
Land and improvements	$8,538,000	$8,534,000
Buildings and leasehold improvements	24,884,000	24,559,000
Furniture and equipment	12,357,000	12,164,000

	45,779,000	45,257,000
Less: accumulated depreciation	11,601,000	10,906,000

Premises and equipment, net	$34,178,000	$34,351,000

Depreciation expense amounted to $694,000 during the first quarter of 2008, compared to $624,000 in the first quarter of 2007.

5.	DEPOSITS

Our total deposits at March 31, 2008 were $1,554.8 million compared to $1,591.2 million at December 31, 2007, a decrease of $36.4 million, or 2.3%. The components of our outstanding balances at March 31, 2008 and December 31, 2007, and percentage increase (decrease) in deposits from the end of 2007 to the end of the first quarter 2008 are as follows:

					Percent
	March 31, 2008		December 31, 2007		Increase
	Balance	%	Balance	%	(Decrease)
Noninterest-bearing demand	$121,755,000	7.8	$133,056,000	8.4%	(8.5)%
Interest-bearing checking	40,925,000	2.7	44,491,000	2.8	(8.0)
Money market	14,030,000	0.9	11,872,000	0.7	18.2
Savings	70,400,000	4.5	80,750,000	5.1	(12.8)
Time, under $100,000	50,085,000	3.2	52,675,000	3.3	(4.9)
Time, $100,000 and over	348,289,000	22.4	343,296,000	21.6	1.5

	645,484,000	41.5	666,140,000	41.9	(3.1)

Out-of-area time, under $100,000	130,970,000	8.4	100,703,000	6.3	30.1
Out-of-area time, $100,000 and over	778,296,000	50.1	824,338,000	51.8	(5.6)

	909,266,000	58.5	925,041,000	58.1	(1.7)

Total deposits	$1,554,750,000	100.0%	$1,591,181,000	100.0%	(2.3)%

(Continued)

MERCANTILE BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
6.      SHORT-TERM BORROWINGS
          Information relating to our securities sold under agreements to repurchase follows:

	Three Months Ended	Twelve Months Ended
	March 31, 2008	December 31, 2007
Outstanding balance at end of period	$83,184,000	$97,465,000
Average interest rate at end of period	1.92%	2.94%

Average balance during the period	$87,374,000	$88,685,000
Average interest rate during the period	2.29%	3.67%

Maximum month end balance during the period	$83,184,000	$102,881,000
Securities sold under agreements to repurchase (repurchase agreements) generally have original maturities of less than one year. Repurchase agreements are treated as financings and the obligations to repurchase securities sold are reflected as liabilities. Securities involved with the agreements are recorded as assets of our bank and are held in safekeeping by correspondent banks. Repurchase agreements are offered principally to certain large deposit customers. Repurchase agreements were secured by securities with a market value of $96.0 million and $108.1 million as of March 31, 2008 and December 31, 2007, respectively.

7.	FEDERAL HOME LOAN BANK ADVANCES

Our outstanding balances at March 31, 2008 and December 31, 2007 were as follows:

	March 31,	December 31,
	2008	2007
Maturities April 2008 through March 2012, fixed rates from 2.95% to 5.34%, averaging 4.23%	$230,000,000	$0

Maturities January 2008 through January 2012, fixed rates from 4.01% to 5.34%, averaging 4.71%	0	180,000,000

	$230,000,000	$180,000,000

Each advance is payable at its maturity date, and is subject to a prepayment fee if paid prior to the maturity date. The advances are collateralized by residential mortgage loans, first mortgage liens on multi-family residential property loans, first mortgage liens on commercial real estate property loans, and substantially all other assets of our bank, under a blanket lien arrangement. Our borrowing line of credit as of March 31, 2008 totaled $319.2 million, with availability approximating $79.0 million.
(Continued)

MERCANTILE BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
7.	FEDERAL HOME LOAN BANK ADVANCES (Continued)

Maturities of currently outstanding FHLB advances during the next five years are:

2008	$60,000,000
2009	60,000,000
2010	45,000,000
2011	45,000,000
2012	20,000,000
8.	COMMITMENTS AND OFF-BALANCE SHEET RISK

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

These instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized, if any, in the balance sheet. Our bank’s maximum exposure to loan loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual notional amount of those instruments. Our bank uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments. Collateral, such as accounts receivable, securities, inventory, and property and equipment, is generally obtained based on management’s credit assessment of the borrower. If required, estimated loss exposure resulting from these instruments is expensed and recorded as a liability. The balance of the liability account was $0.5 million as of March 31, 2008 and December 31, 2007.

A summary of the contractual amounts of our financial instruments with off-balance sheet risk at March 31, 2008 and December 31, 2007 follows:

	March 31,	December 31,
	2008	2007
Commercial unused lines of credit	$353,686,000	$377,493,000
Unused lines of credit secured by 1 – 4 family residential properties	32,078,000	33,083,000
Credit card unused lines of credit	9,398,000	9,035,000
Other consumer unused lines of credit	5,703,000	6,910,000
Commitments to extend credit	43,322,000	66,196,000
Standby letters of credit	81,586,000	81,292,000

	$525,773,000	$574,009,000

(Continued)

MERCANTILE BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
8.	COMMITMENTS AND OFF-BALANCE SHEET RISK (Continued)

Certain of our commercial loan customers have entered into interest rate swap agreements directly with our correspondent banks. To assist our commercial loan customers in these transactions, and to entice our correspondent banks to enter into the interest rate swap transactions with minimal credit underwriting analyses on their part, we have entered into risk participation agreements with the correspondent banks whereby we agree to make payments to the correspondent banks owed by our commercial loan customers under the interest rate swap agreement in the event that our commercial loan customers are unable to do so. We are not a party to the interest rate swap agreements under these arrangements. As of March 31, 2008, the total notional amount of the underlying interest rate swap agreements was $42.9 million, with a net fair value from our commercial loan customers’ perspective of negative $0.6 million. We made no payments during the first quarter of 2008 in regards to the risk participation agreements, and have accrued no liability for such potential payments. These risk participation agreements are considered financial guarantees in accordance with FASB Interpretation No. 45 and are therefore recorded as liabilities at fair value, generally equal to the fees collected at the time of their execution. These liabilities are accreted into income during the term of the interest rate swap agreements, generally ranging from four to fifteen years.

9.	HEDGING ACTIVITIES

Our interest rate risk policy includes guidelines for measuring and monitoring interest rate risk. Within these guidelines, parameters have been established for maximum fluctuations in net interest income. Possible fluctuations are measured and monitored using net interest income simulation. Our policy provides for the use of certain derivative instruments and hedging activities to aid in managing interest rate risk to within the policy parameters.

A majority of our assets are comprised of commercial loans on which the interest rates are variable, while a majority of our liabilities are comprised of fixed rate certificates of deposit and FHLB advances. Due to this repricing mismatch, we may periodically enter into derivative financial instruments to mitigate the exposure in cash flows resulting from changes in interest rates.

During the first quarter of 2008, we entered into a $100 million two-year interest rate swap arrangement with a correspondent bank that matures in February 2010. The interest rate swap qualifies as a cash flow hedge that converts the variable rate cash inflows on certain of our prime-based commercial loans to a fixed rate of interest. The interest rate swap pays interest to us at a fixed rate of 5.45% and requires that we make interest payments based on the average prime rate. The interest rate swap had a fair value of $0.7 million ($0.5 million after tax) at March 31, 2008.

The net after-tax derivative gain included in accumulated other comprehensive income at March 31, 2008 is projected to be reclassified into interest income in conjunction with the recognition of interest payments on the related commercial loans through February 2010, with approximately $250,000 of after-tax gain expected to be recognized in interest income within the next year. During the first quarter of 2008, an after-tax derivative loss of $37,000 was reclassified from other accumulated comprehensive income as a reduction of interest income.
(Continued)

MERCANTILE BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
9.	HEDGING ACTIVITIES (Continued)

Retrospective hedge effectiveness for our cash flow hedges is determined using a dollar offset ratio on a quarterly basis. There were no components of our derivative instruments that were excluded from the assessment of hedge effectiveness. There were no ineffective gains or losses associated with cash flow hedges for the first quarter of 2008.

Early in the second quarter of 2008, we entered into an additional $100 million one-year interest rate swap arrangement with a correspondent bank that matures in April 2009. The interest rate swap pays interest to us at a fixed rate of 5.01% and requires that we make interest payments based on the average prime rate.

10.	FAIR VALUES

As discussed in Note 1, effective January 1, 2008, we implemented SFAS No. 157 relating to our financial assets and liabilities. SFAS No. 157 establishes a fair value hierarchy that prioritizes the use of inputs used in valuation methodologies into the following three levels:
Level 1: Quoted prices (unadjusted) for identical assets or liabilities in active markets that we have the ability to access as of the measurement date.
Level 2: Significant other observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in markets that are not active; or other inputs that are observable or can be derived from or corroborated by observable market data by correlation or other means.
Level 3: Significant unobservable inputs that reflect our own assumptions about the assumptions that market participants would use in pricing an asset or liability.
The following is a description of our valuation methodologies used to measure and disclose the fair values of our financial assets and liabilities on a recurring or nonrecurring basis:

Securities available for sale. Securities available for sale are recorded at fair value on a recurring basis. Fair value measurement is based on quoted prices, if available. If quoted prices are not available, fair values are measured using independent pricing models. Level 1 securities include U.S. Government Agency bonds and mortgage-backed securities issued or guaranteed by U.S. Government Agencies that are traded by dealers or brokers in active over-the-counter markets. We have no Level 2 or 3 securities.

Securities held to maturity. Securities held to maturity are carried at amortized cost when we have the positive intent and ability to hold them to maturity. The fair value of held to maturity securities, as disclosed in the accompanying consolidated financial statements, is based on quoted prices, if available. If quoted prices are not available, fair values are measured using independent pricing models.
(Continued)

MERCANTILE BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
10.	FAIR VALUES (Continued)

Mortgage loans held for sale. Mortgage loans held for sale are carried at the lower of cost or fair value and are measured on a nonrecurring basis. Fair value is based on independent quoted market prices, where applicable, or the prices for other mortgage whole loans with similar characteristics. As of March 31, 2008, we determined that the fair value of our mortgage loans held for sale was similar to the cost; therefore, we carried the $1.5 million of such loans at cost so they are not included in the nonrecurring table below.

Loans and leases. We do not record loans and leases at fair value on a recurring basis. However, from time to time, we record nonrecurring fair value adjustments to collateral dependent loans and leases to reflect partial write-downs that are based on the observable market price or current estimated value of the collateral. These loans and leases are reported in the nonrecurring table below at initial recognition of impairment and on an ongoing basis until recovery or charge-off. At time of foreclosure or respossession, foreclosed and repossessed assets are adjusted to fair value less costs to sell upon transfer of the loans and leases to foreclosed and repossessed assets, establishing a new cost basis. At that time, they are reported in our fair value disclosures related to nonfinancial assets.

Derivatives. For interest rate swaps, we measure fair value utilizing models that use primarily market observable inputs, such as yield curves and option volatilities, and accordingly, are classified as Level 2.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The balances of assets and liabilities measured at fair value on a recurring basis as of March 31, 2008 are as follows:

		Quoted
		Prices in
		Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Securities available for sale	$133,978,000	$133,978,000	$0	$0
Derivatives	717,000	0	717,000	0

Total	$134,695,000	$133,978,000	$717,000	$0

We had no assets or liabilities measured at Level 3 during the first quarter of 2008.

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

The balances of assets and liabilities measured at fair value on a nonrecurring basis as of March 31, 2008 are as follows:
(Continued)

MERCANTILE BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
10.	FAIR VALUES (Continued)

Quoted
Price in
		Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable	Total
		Assets	Inputs	Inputs	Gains
	Total	(Level 1)	(Level 2)	(Level 3)	(Losses)
Impaired loans (1)	$22,488,000	$0	$22,488,000	$0	$(3,714,000)

Total	$22,488,000	$0	$22,488,000	$0	$(3,714,000)

(1)	Represents carrying value and related write-downs for which adjustments are based on the estimated value of the property.
Nonfinancial Assets and Liabilities Subject to FSP FAS 157-b Deferral Provisions

We will apply the fair value measurement and disclosure provisions of SFAS No. 157 effective on January 1, 2009 to nonfinancial assets and liabilities measured on a nonrecurring basis. We measure the fair value of the following on a nonrecurring basis: (1) long-lived assets and (2) foreclosed and repossessed assets.
11.	REGULATORY MATTERS

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

The prompt corrective action regulations provide five classifications, including well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized, although these terms are not used to represent overall financial condition. If an institution is not well capitalized, regulatory approval is required to accept brokered deposits. Subject to limited exceptions, no institution may make a capital distribution if, after making the distribution, it would be undercapitalized. If an institution is undercapitalized, it is subject to being closely monitored by its principal federal regulator, its asset growth and expansion are restricted, and plans for capital restoration are required. In addition, further specific types of restrictions may be imposed on the institution at the discretion of the federal regulator. At March 31, 2008 and December 31, 2007, the most recent regulatory notifications categorized the Bank as well capitalized under the regulatory framework for prompt corrective action.
(Continued)

MERCANTILE BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
11.	REGULATORY MATTERS (Continued)

Our actual capital levels (dollars in thousands) and minimum required levels were:

					Minimum Required
					to be Well
			Minimum Required		Capitalized Under
			for Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Regulations
	Amount	Ratio	Amount	Ratio	Amount		Ratio
March 31, 2008
Total capital (to risk weighted assets)
Consolidated	$230,576	11.3%	$162,858	8.0%	$	NA	NA
Bank	227,228	11.2	162,556	8.0		203,195	10.0%
Tier 1 capital (to risk weighted assets)
Consolidated	205,074	10.1	81,429	4.0		NA	NA
Bank	201,773	9.9	81,278	4.0		121,916	6.0
Tier 1 capital (to average assets)
Consolidated	205,074	9.7	84,619	4.0		NA	NA
Bank	201,773	9.6	84,482	4.0		105,603	5.0

December 31, 2007
Total capital (to risk weighted assets)
Consolidated	$235,700	11.4%	$165,562	8.0%	$	NA	NA
Bank	232,435	11.3	165,292	8.0		206,615	10.0%
Tier 1 capital (to risk weighted assets)
Consolidated	209,886	10.1	82,781	4.0		NA	NA
Bank	206,621	10.0	82,646	4.0		123,969	6.0
Tier 1 capital (to average assets)
Consolidated	209,886	10.0	84,169	4.0		NA	NA
Bank	206,621	9.8	84,061	4.0		105,076	5.0
Our consolidated capital levels as of March 31, 2008 and December 31, 2007 include the $32.0 million in trust preferred securities issued by the trust subject to certain limitations. Federal Reserve guidelines limit the amount of trust preferred securities which can be included in our Tier 1 capital to 25% of total Tier 1 capital. As of March 31, 2008 and December 31, 2007, all $32.0 million of the trust preferred securities were included as Tier 1 capital.
(Continued)

MERCANTILE BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
11.	REGULATORY MATTERS (Continued)

Our and our bank’s ability to pay cash and stock dividends is subject to limitations under various laws and regulations and to prudent and sound banking practices. On January 8, 2008, we declared a $0.15 per share cash dividend on our common stock, which was paid on March 10, 2008 to record holders as of February 8, 2008. On April 8, 2008, we declared an $0.08 per share cash dividend on our common stock, which is payable on June 10, 2008 to record holders as of May 9, 2008. Because we had a retained deficit at the time of the declaration, the cash dividend will be recorded in the second quarter as a reduction of our common stock account.
(Continued)

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
Future Factors include, among others, changes in interest rates and interest rate relationships; demand for products and services; the degree of competition by traditional and non-traditional competitors; changes in banking regulation; changes in tax laws; changes in prices, levies, and assessments; the impact of technological advances; governmental and regulatory policy changes; the outcomes of contingencies; trends in customer behavior as well as their ability to repay loans; changes in local real estate values; changes in the national and local economies; and risk factors described in our annual report on Form 10-K for the year ended December 31, 2007. These are representative of the Future Factors that could cause a difference between an ultimate actual outcome and a forward-looking statement.
Introduction
The following discussion compares the financial condition of Mercantile Bank Corporation and its consolidated subsidiaries, Mercantile Bank of Michigan (“our bank”), our bank’s three subsidiaries, Mercantile Bank Mortgage Company, LLC (“our mortgage company”), Mercantile Bank Real Estate Co., LLC (“our real estate company”) and Mercantile Insurance Center, Inc. (“our insurance company”), at March 31, 2008 to December 31, 2007 and the results of operations for the three months ended March 31, 2008 and March 31, 2007. This discussion should be read in conjunction with the interim consolidated financial statements and footnotes included in this report. Unless the text clearly suggests otherwise, references in this report to “us,” “we,” “our” or “the company” include Mercantile Bank Corporation and its consolidated subsidiaries referred to above.
Critical Accounting Policies
Generally accepted accounting principles are complex and require management to apply significant judgment to various accounting, reporting and disclosure matters. Management must use assumptions and estimates to apply these principles where actual measurements are not possible or practical. Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our unaudited financial statements included in this report. For a complete discussion of our significant accounting policies, see footnotes to our Consolidated Financial Statements included on pages F-37 through F-42 in our Form 10-K for the fiscal year ended December 31, 2007 (Commission file number 000-26719). Below is a discussion of our allowance for loan and lease losses policy. This policy is critical because it is highly dependent upon subjective or complex judgments, assumptions and estimates. Changes in such estimates may have a significant impact on the financial statements, and actual results may differ from those estimates. Management has reviewed the application of this policy with the Audit Committee of our Board of Directors.

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
Financial Condition
During the first three months of 2008, our assets decreased from $2,121.4 million on December 31, 2007, to $2,115.9 million on March 31, 2008. This represents a decrease in total assets of $5.5 million, or 0.3%. The decline in total assets was comprised primarily of a $9.7 million decrease in net loans, more than offsetting a $3.0 million increase in cash and cash equivalents. Total deposits declined $36.4 million and securities sold under agreements to repurchase (“repurchase agreements”) decreased $14.3 million, while Federal Home Loan Bank (“FHLB”) advances increased $50.0 million.
Commercial loans and leases decreased by $3.2 million during the first three months of 2008, and at March 31, 2008 totaled $1,656.0 million, or 92.3% of the total loan and lease portfolio. The outstanding balance of our commercial loan and lease portfolio has remained relatively stable over the past several quarters, especially in comparison to our strong growth since our inception about 10 years ago. The lack of recent growth primarily reflects the competitive pricing and underwriting environments within our markets. These competitive pressures, from financial institutions and other entities such as private equity funds, have negatively impacted the volume of loans we have booked and accelerated the level of loan payoffs. Despite these competitive pressures, we remain committed to our traditional standards of underwriting and believe the long-term benefits of this conservative posture outweigh the likely short-term negative impact to our net interest income and net income. Our recent loan and lease growth has also been negatively impacted by our decision to request that certain commercial loan relationships seek financing elsewhere, as well as an elevated level of loan charge-offs.
The continued significant concentration of the loan and lease portfolio in commercial loans and leases is consistent with our stated strategy of focusing a substantial amount of our efforts on “wholesale” banking. Corporate and business lending is an area of expertise of our senior management team, and our commercial lenders have extensive commercial lending experience, with most having at least 10 years’ experience. Of each of the loan categories that we originate, commercial loans and leases are most efficiently originated and managed; thus limiting overhead costs by necessitating the attention of fewer employees. Our commercial lending business generates the largest portion of local deposits, and is our primary source of demand deposits.

MERCANTILE BANK CORPORATION
During the latter part of 2007, our loan review function completed a real estate loan project that expanded our traditional loan coding paradigm to provide increased specificity in the categorization of loans secured by real estate. The following table summarizes our loans secured by real estate, excluding residential mortgage loans representing permanent financing of owner occupied dwellings and home equity lines of credit, as of March 31, 2008:

Residential – Vacant Land	$21,228,000
Residential – Land Development	57,276,000
Residential – Construction	30,392,000
Commercial – Vacant Land	29,052,000
Commercial – Land Development	30,415,000
Commercial – Construction NonOwner Occupied	79,633,000
Commercial – Construction Owner Occupied	10,994,000
Commercial – NonOwner Occupied	539,135,000
Commercial – Owner Occupied	370,251,000

Total	$1,168,376,000

Residential mortgage loans and consumer loans decreased an aggregate $2.4 million during the first three months of 2008. As of March 31, 2008, residential mortgage and consumer loans totaled a combined $138.3 million, or 7.7% of the total loan and lease portfolio. Although we plan to increase our non-commercial loan portfolios in future periods, we expect the commercial sector of the lending efforts and resultant assets to remain the dominant loan portfolio category given our wholesale banking strategy.
Our credit policies establish guidelines to manage credit risk and asset quality. These guidelines include loan review and early identification of problem loans and leases to provide appropriate loan and lease portfolio administration. The credit policies and procedures are meant to minimize the risk and uncertainties inherent in lending. In following these policies and procedures, we must rely on estimates, appraisals and evaluations of loans and leases and the possibility that changes in these could occur quickly because of changing economic conditions. Identified problem loans and leases, which exhibit characteristics (financial or otherwise) that could cause the loans and leases to become nonperforming or require restructuring in the future, are included on the internal “watch list”. Senior management reviews this list regularly.
The level of net loan and lease charge-offs and nonperforming assets increased throughout 2007. Although we were never directly involved in the underwriting of or the investing in subprime residential real estate loans, the apparent substantial and rapid collapse of this line of business during 2007 throughout the United States had a significant negative impact on the residential real estate development lending portion of our business. The resulting decline in real estate prices and slowdown in sales stretched the cash flow of our local developers and eroded the value of our underlying collateral, causing elevated levels of nonperforming assets and net loan and lease charge-offs.

MERCANTILE BANK CORPORATION
As of December 31, 2007, nonperforming assets totaled $35.7 million, or 1.68% of total assets, an increase from the $9.6 million, or 0.46% of total assets, as of December 31, 2006. As of December 31, 2007, nonperforming loans secured by real estate, combined with foreclosed properties, totaled $28.6 million, or about 80% of total nonperforming assets. Nonperforming loans and foreclosed properties associated with the development of residential real estate totaled $11.1 million, with another $3.2 million in nonperforming loans secured by, and foreclosed properties consisting of, residential properties. Net loan and lease charge-offs during 2007 totaled $6.7 million, or 0.38% of average total loans and leases. Net loan and lease charge-offs during the fourth quarter of 2007 totaled $3.9 million, or about 58%, of the total net loan and lease charge-offs for all of 2007. During 2006, net loan and lease charge-offs totaled $4.9 million, or 0.29% of average total loans and leases.
During the first quarter of 2008, we experienced a sudden and rapid deterioration in a number of commercial loan relationships which previously had been performing fairly well. Analysis of certain commercial borrowers revealed a reduced capability on the part of these borrowers to make required payments as indicated by factors such as delinquent loan payments, diminished cash flow, deteriorating financial performance, or past due property taxes, and in the case of commercial and residential development projects slow absorption or sales trends. In addition, commercial real estate is the primary collateral source for many of these borrowing relationships and recently completed evaluations and appraisals in many cases reflect significant declines from the original estimated values.
As of March 31, 2008, nonperforming assets totaled $40.6 million, or 1.92% of total assets, an increase from the $35.7 million, or 1.68% of total assets, as of December 31, 2007, and from the $12.6 million, or 0.60% of total assets, as of March 31, 2007. As of March 31, 2008, nonperforming loans secured by real estate, combined with foreclosed properties, totaled $33.7 million, or about 83% of total nonperforming assets. Nonperforming loans and foreclosed properties associated with the development of residential real estate totaled $13.1 million, with another $4.3 million in nonperforming loans secured by, and foreclosed properties consisting of, residential properties. Net loan and lease charge-offs during the first quarter of 2008 totaled $5.0 million, or an annualized 1.11% of average total loans and leases.
The following table provides a breakdown of nonperforming assets as of March 31, 2008 and net loan and lease charge-offs during the first quarter of 2008 by property type:

	Nonperforming	Foreclosed	Net Loan & Lease
	Loans	Properties	Charge-Offs
Residential – Land Development	$8,207,000	$1,903,000	$1,070,000
Residential – Construction	2,932,000	95,000	192,000
Residential – Owner Occupied / Rental	3,455,000	879,000	439,000
Commercial – Land Development	0	0	0
Commercial – Construction	271,000	0	0
Commercial – Owner Occupied	7,174,000	1,498,000	368,000
Commercial – NonOwner Occupied	6,694,000	575,000	1,435,000
Commercial – NonReal Estate	6,527,000	398,000	1,443,000
Consumer – NonReal Estate	0	23,000	10,000

Total	$35,260,000	$5,371,000	$4,957,000

MERCANTILE BANK CORPORATION
Securities decreased by $0.2 million during the first three months of 2008, totaling $211.5 million as of March 31, 2008. Proceeds from called U.S. Government Agency bonds totaled $48.0 million during the first three months of 2008, with another $1.9 million received from principal paydowns on mortgage-backed securities. A vast majority of the proceeds were invested back into the securities portfolio, with $31.0 million invested in U.S. Government Agency bonds and $15.1 million invested in mortgage-backed securities. FHLB of Indianapolis stock increased $2.5 million during the first three months of 2008, supporting the increased level of FHLB advances during the same time period. Our securities portfolio continues to consist primarily of U.S. Government Agency bonds, mortgage-backed securities issued or guaranteed by U.S. Government Agencies, investment-grade tax-exempt municipal securities and FHLB of Indianapolis stock.
Cash and cash equivalents increased $3.0 million during the first three months of 2008, totaling $32.4 million on March 31, 2008. Cash and due from bank balances were up $2.8 million. Our commercial lending and wholesale funding focus results in relatively large day-to-day fluctuations of our cash and cash equivalent balances. The average cash and cash equivalents during the first three months of 2008 equaled $32.2 million, which includes an average balance of federal funds sold of $9.8 million. We were in a federal funds purchased position as of March 31, 2008 and December 31, 2007.
Premises and equipment at March 31, 2008 equaled $34.2 million, a decrease of $0.2 million over the past three months. Purchases of premises and equipment during the first three months of 2008 totaled $0.5 million. Depreciation expense during the first three months of 2008 equaled $0.7 million.
Deposits decreased $36.4 million during the first three months of 2008, totaling $1,554.8 million at March 31, 2008. Local deposits decreased $20.7 million, while out-of-area deposits decreased $15.7 million. As a percent of total deposits, local deposits equaled 41.5% on March 31, 2008, a decrease from 41.9% as of December 31, 2007. Noninterest-bearing demand deposits, comprising 7.8% of total deposits, decreased $11.3 million during the first three months of 2008. Savings deposits (4.5% of total deposits) decreased $10.4 million, interest-bearing checking accounts (2.7% of total deposits) decreased $3.6 million and money market deposit accounts (0.9% of total deposits) increased $2.2 million during the first three months of 2008. Local certificates of deposit, comprising 25.6% of total deposits, increased $2.4 million during the first three months of 2008. The decline in total local deposits is primarily seasonal in nature, with many deposit customers using funds for federal income tax payments and business-related purposes.
Out-of-area deposits decreased $15.7 million during the first three months of 2008, totaling $909.3 million at March 31, 2008. Out-of-area deposits consist primarily of certificates of deposit obtained from depositors located outside our market areas and placed by deposit brokers for a fee, but also include certificates of deposit obtained from the deposit owners directly. The owners of out-of-area deposits include individuals, businesses and municipal governmental units located throughout the United States. The decline in out-of-area deposits during the first three months of 2008, which is a continuation of a decline that also took place during 2007, reflects our decision to increase the use of FHLB advances due to lower interest rates offered on FHLB advance products in comparison to the relatively higher interest rate environment in the brokered deposit markets.
Repurchase agreements decreased by $14.3 million during the first three months of 2008, totaling $83.2 million as of March 31, 2008. As part of our sweep account program, collected funds from certain business noninterest-bearing checking accounts are invested into over-night interest-bearing repurchase agreements. Such repurchase agreements are not deposit accounts and are not afforded federal deposit insurance. Like the decline in total local deposits, the decline in repurchase agreements during the first three months of 2008 is primarily seasonal in nature, with many deposit customers using funds for federal income tax payments and business-related purposes.

MERCANTILE BANK CORPORATION
Federal funds purchased increased by $2.0 million during the first three months of 2008, equaling $15.8 million as of March 31, 2008. Our average federal funds purchased position during the first three months of 2008 was $5.5 million. FHLB advances increased $50.0 million during the first three months of 2008, totaling $230.0 million as of March 31, 2008. The FHLB advances are collateralized by residential mortgage loans, first mortgage liens on multi-family residential property loans, first mortgage liens on commercial real estate property loans, and substantially all other assets of our bank, under a blanket lien arrangement. Our borrowing line of credit as of March 31, 2008 totaled $319.2 million, with availability approximating $79.0 million. FHLB advances, along with out-of-area deposits, are the primary components of our wholesale funding program.
Liquidity
Liquidity is measured by our ability to raise funds through deposits, borrowed funds, capital or cash flow from the repayment of loans and securities. These funds are used to meet deposit withdrawals, fund loans and securities and operate our company. Liquidity is primarily achieved through the growth of local and out-of-area deposits, advances from the FHLB and federal funds purchased, as well as liquid assets such as securities available for sale, matured and called securities, and federal funds sold. Asset and liability management is the process of managing our balance sheet to achieve a mix of earning assets and liabilities that maximizes profitability, while providing adequate liquidity.
Our liquidity strategy is to fund earning asset growth with deposits, repurchase agreements and FHLB advances and to maintain an adequate level of short- and medium-term investments to meet typical daily loan and deposit activity. Although deposit and repurchase agreement growth from customers located in our market areas has generally increased, this growth has not been sufficient to meet our historical significant loan growth and provide monies for additional investing activities. To assist in providing the additional needed funds, we have regularly obtained monies from wholesale funding sources. Wholesale funds, comprised of certificates of deposit from customers outside our market areas and advances from the FHLB, totaled $1,139.3 million, or 61.0% of combined deposits and borrowed funds as of March 31, 2008. As of December 31, 2007, wholesale funds totaled $1,105.0 million, or 59.1% of combined deposits and borrowed funds.
Although local deposits have and are expected to increase as new business, governmental and individual deposit relationships are established and as existing customers increase balances in their accounts, the relatively high reliance on wholesale funds will likely remain. As part of our interest rate risk management strategy, a majority of our wholesale funds are comprised of fixed rate certificates of deposit and FHLB advances that mature within one year, reflecting the fact that a majority of our loans and leases have a floating rate tied to either Prime or LIBOR rates. While this maturity strategy increases inherent liquidity risk, we believe the increased liquidity risk is sufficiently mitigated by the benefits derived from an interest rate risk management standpoint. In addition, we have developed a comprehensive contingency funding plan which we believe further mitigates the increased liquidity risk.
Wholesale funds are generally a lower all-in cost source of funds when compared to the interest rates that would have to be offered in our local markets to generate a commensurate level of funds. Interest rates paid on new out-of-area deposits and FHLB advances are generally similar to interest rates paid on new certificates of deposit issued to local customers. In addition, the overhead costs associated with wholesale funds are considerably less than the overhead costs that would be incurred to administer a similar level of local deposits, especially if the estimated costs of a required expanded branching network were taken into account. We believe the relatively low overhead costs reflecting our limited branch network mitigate our high reliance on wholesale funds and resulting relatively low net interest margin.

MERCANTILE BANK CORPORATION
As a member of the FHLB of Indianapolis, our bank has access to FHLB borrowing programs. At March 31, 2008, advances from the FHLB totaled $230.0 million, an increase of $50.0 million from the $180.0 million outstanding at December 31, 2007. Based on available collateral at March 31, 2008, our bank could borrow an additional $79.0 million from the FHLB. Our bank has the ability to borrow money on a daily basis through correspondent banks via established unsecured federal funds purchased lines, totaling $62.0 million as of March 31, 2008. The average balance of federal funds purchased during the first three months of 2008 equaled $5.5 million, compared to a $9.8 million average federal funds sold position during the same time period.
In addition to typical loan funding and deposit flow, we must maintain liquidity to meet the demands of certain unfunded loan commitments and standby letters of credit. As of March 31, 2008, our bank had a total of $444.2 million in unfunded loan commitments and $81.6 million in unfunded standby letters of credit. Of the total unfunded loan commitments, $400.9 million were commitments available as lines of credit to be drawn at any time as customers’ cash needs vary, and $43.3 million were for loan commitments expected to close and become funded within the next twelve months. We monitor fluctuations in loan balances and commitment levels and include such data in managing our overall liquidity.
We monitor our liquidity position and funding strategies on an ongoing basis, but recognize that unexpected events, changes in economic or market conditions, earnings problems, declining capital levels or situations beyond our control could cause either short or long term liquidity challenges. While we believe it is unlikely that a funding crisis of any significant degree is likely to materialize, we have developed a comprehensive contingency funding plan that provides a framework for meeting both temporary and longer-term liquidity disruptions. Depending upon the particular circumstances of a liquidity situation, possible strategies may include obtaining funds via one or a combination of the following sources of funds: established lines of credit at correspondent banks and the FHLB of Indianapolis, brokered certificate of deposit market, wholesale securities repurchase markets, issuance of term debt, sale of assets, or sale of common stock or other securities.
Capital Resources
Shareholders’ equity is a noninterest-bearing source of funds that provides support for asset growth. Shareholders’ equity decreased by $3.9 million during the first three months of 2008, from $178.2 million on December 31, 2007, to $174.3 million at March 31, 2008. The decrease is primarily attributable to a net loss of $3.7 million recorded during the first quarter of 2008 and by the payment of cash dividends totaling $1.3 million. Shareholders’ equity increased $1.0 million from the mark-to-market adjustments for available for sale securities and our interest rate swap.
We are subject to regulatory capital requirements primarily administered by federal bank regulatory agencies. Failure to meet the various capital requirements can initiate regulatory action that could have a direct material effect on the financial statements. The capital ratios of the company and our bank as of March 31, 2008 and December 31, 2007 are disclosed under Note 11 of the Notes to Consolidated Financial Statements.
Our and our bank’s ability to pay cash and stock dividends is subject to limitations under various laws and regulations and to prudent and sound banking practices. On January 8, 2008, we declared a $0.15 per share cash dividend on our common stock, which was paid on March 10, 2008 to record holders as of February 8, 2008. On April 8, 2008, we declared an $0.08 per share cash dividend on our common stock, which is payable on June 10, 2008 to record holders as of May 9, 2008. While we want to maximize shareholder value, which includes the return of capital through cash dividends, given the current economic environment and its impact on our financial performance, we believed it was prudent to pay a reduced second quarter cash dividend.

MERCANTILE BANK CORPORATION
Results of Operations
We recorded a net loss for the first quarter of 2008 of $3.7 million ($0.44 per basic and diluted share), compared with net income of $4.3 million ($0.51 per basic share and $0.50 per diluted share) recorded during the first quarter of 2007. The decline in net income is primarily the result of significantly lower net interest income and a substantially higher provision for loan and lease losses. The lower level of net interest income is in large part due to the impact of the steep decline in interest rates that began late in the third quarter of 2007. With our near term asset sensitive position, whereby we have a higher magnitude of assets subject to repricing when compared to the level of liabilities subject to repricing, we have experienced a decline in the level of net interest income which has more than offset modest growth in earning assets. The higher provision expense reflects the deteriorating quality of certain of our commercial loan relationships, reflecting the negative impact of Michigan’s struggling economy on the borrowers’ cash flows and the reduction of collateral values.
Interest income during the first quarter of 2008 was $32.0 million, a decrease of 11.3% from the $36.0 million earned during the first quarter of 2007. The reduction in interest income is primarily attributable to a declining interest rate environment and an increase in nonperforming assets, which more than offset a modest increase in earning assets. During the first three months of 2008, earning assets averaged $2,015.2 million, $61.8 million higher than the average earning assets of $1,953.4 million during the same time period in 2007. Average loans were up $52.2 million and average securities increased $6.6 million. Negatively impacting interest income was the decreased yield on earning assets. During the first three months of 2008 and 2007, earning assets had a weighted average rate (tax equivalent-adjusted basis) of 6.42% and 7.54%, respectively. With approximately 60% of our total loans and leases tied to the Prime or LIBOR rates, our earning asset yield has been substantially impacted by the steep reduction in market interest rates since late third quarter of 2007. Between mid-September 2007 and mid-March 2008, the Federal Open Market Committee (“FOMC”) lowered the targeted federal funds rate by a total of 300 basis points. The resulting similar decline in the Prime and LIBOR rates, combined with an increased level of nonperforming assets, a very competitive loan and deposit environment and flat to inverted yield curve over an extended period of time, has significantly negatively impacted our yield on earning assets and level of interest income.
Interest expense during the first quarter of 2008 was $20.6 million, a decrease of 4.5% over the $21.5 million expensed during the first quarter of 2007. The reduction in interest expense is primarily attributable to a declining interest rate environment, which more than offset an increase in interest-bearing liabilities necessitated by modest asset growth. During the first three months of 2008, interest-bearing liabilities averaged $1,806.5 million, $57.1 million higher than the average interest-bearing liabilities of $1,749.4 million during the same time period in 2007. Average interest-bearing deposits were down $63.4 million, while average short-term borrowings increased $7.8 million and average FHLB advances were up $112.3 million. A decline in the cost of interest-bearing liabilities contributed to the reduction of interest expense. During the first three months of 2008 and 2007, interest-bearing liabilities had a weighted average rate of 4.57% and 4.99%, respectively. The lower weighted average cost of interest-bearing liabilities is primarily due to the decline in market interest rates.

MERCANTILE BANK CORPORATION
Net interest income during the first quarter of 2008 was $11.4 million, a decrease of 21.4% over the $14.5 million earned during the first quarter of 2007. The decrease in net interest income was primarily due to a decline in the net interest margin, which more than offset the positive impact from the modest growth in earning assets. The net interest margin decreased from 3.07% during the first three months of 2007 to 2.33% during the first three months of 2008, primarily reflecting our yield on earning assets declining at a far greater rate than the reduction in our cost of funds. Although current deposit and borrowing rates have declined similarly to the reduction in the Prime and LIBOR rates, our relatively high reliance on fixed rates certificates of deposit and FHLB advances results in a lagged reduction in our cost of funds in comparison to the reduction in our yield on earning assets.
Given the multitude of factors that impact the net interest margin, such as FOMC interest rate decisions, corresponding changes in interest rates for deposits and borrowed funds, shape of the yield curve, loan and deposit competitive environment, changes in balance sheet structure, level of nonperforming assets, customer behavior, and potential changes in interest rate risk management strategies, it is difficult to predict future net interest margins. However, under the current interest rate environment whereby it appears that the FOMC is nearing the end of interest rate cuts, our net interest margin should begin to significantly improve as we move into the second part of 2008 and into 2009. With respect to deposits and FHLB advances, we have about $600 million in relatively high-rate wholesale funds scheduled to mature during the remainder of 2008 and another $360 million maturing during 2009. These maturing funds carry an average interest rate of about 5.00%, compared to current interest rates ranging from 2.50% to 3.75% depending on the type and term of wholesale funding instrument.
The following table sets forth certain information relating to our consolidated average interest earning assets and interest-bearing liabilities and reflects the average yield on assets and average cost of liabilities for the first quarter of 2008 and 2007. Such yields and costs are derived by dividing income or expense by the average daily balance of assets or liabilities, respectively, for the period presented. Tax-exempt securities interest income and yield have been computed on a tax equivalent basis using a marginal tax rate of 35%. Securities interest income was increased by $303,000 and $300,000 in the first quarter of 2008 and 2007, respectively, for this adjustment.

MERCANTILE BANK CORPORATION

	Quarters ended March 31,
	2008			2007
	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate
			(dollars in thousands)
ASSETS
Loans and leases	$1,793,726	$29,063	6.50%	$1,741,531	$33,422	7.78%
Investment securities	211,002	3,105	5.89	204,385	2,806	5.49
Federal funds sold	9,808	86	3.47	7,187	93	5.18
Short-term investments	674	4	1.78	313	4	4.25

Total interest — earning assets	2,015,210	32,258	6.42	1,953,416	36,325	7.54

Allowance for loan and lease losses	(26,651)			(21,899)
Other assets	126,909			127,201

Total assets	$2,115,468			$2,058,718

LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing deposits	$1,469,769	$17,103	4.67%	$1,533,215	$18,825	4.98%
Short-term borrowings	92,838	551	2.38	85,082	832	3.97
Federal Home Loan Bank advances	206,978	2,329	4.45	94,722	1,194	5.04
Long-term borrowings	36,955	589	6.31	36,346	690	7.70

Total interest-bearing liabilities	1,806,540	20,572	4.57	1,749,365	21,541	4.99

Noninterest-bearing deposits	108,776			113,786
Other liabilities	22,520			22,539
Shareholders’ equity	177,632			173,028

Total liabilities and shareholders’ equity	$2,115,468			$2,058,718

Net interest income		$11,686			$14,784

Net interest rate spread			1.85%			2.55%

Net interest rate spread on average assets			2.22%			2.91%

Net interest margin on earning assets			2.33%			3.07%

MERCANTILE BANK CORPORATION
Provisions for loan and lease losses during the first quarter of 2008 were $9.1 million, compared to $1.0 million during the first quarter of 2007. The increase primarily reflects a higher level of net loan and lease charge-offs and the need to increase the reserve to account for identified weaknesses in parts of our loan and lease portfolio as a result of the continuing decline in the Michigan economy. We are witnessing the impact of the declining economic environment not only on residential real estate development that we saw throughout 2007, but now on other sectors as well. Our real estate collateral values, both residential and commercial, have deteriorated and the cash flow of some of our borrowers is increasingly strained. In light of the increasingly difficult economic environment in our markets, and in conjunction with the receipt of 2007 customer financial statements, during the latter part of the first quarter we conducted a comprehensive review of our commercial loan portfolio. Through this review, we identified numerous commercial loan relationships that have deteriorated due to the economic environment. The resulting downgrades of these relationships account for the sizeable provision for loan and leases losses during the first quarter of 2008.
Net loan and lease charge-offs of $5.0 million were recorded during the first three months of 2008, compared to net loan and lease charge-offs of $3.9 million during the fourth quarter of 2007 and $0.8 million during the first quarter of 2007. Of the $5.1 million in gross loans and leases charged-off during the first three months of 2008, $2.1 million represents the elimination of specific reserves that were established in earlier periods (primarily latter one-half of 2007). The remaining $3.0 million, while in part covered through general reserve allocations via our loan grading system, is included in the $9.1 million provision that was expensed during the first quarter of 2008. Provision expense during the first three months of 2008 allocated to commercial and industrial loans totaled $3.6 million, with another $3.0 million allocated to commercial real estate loans and $1.0 million to residential real estate development loans. The allowance, as a percentage of total loans and leases outstanding, was 1.67% as of March 31, 2008, compared to 1.43% as of December 31, 2007 and 1.24% as of March 31, 2007.
In each accounting period, we adjust the allowance to the amount we believe is necessary to maintain the allowance at adequate levels. Through the loan and lease review and credit departments, we attempt to allocate specific portions of the allowance based on specifically identifiable problem loans and leases. The evaluation of the allowance is further based on, but not limited to, consideration of the internally prepared Reserve Analysis, composition of the loan and lease portfolio, third party analysis of the loan and lease administration processes and loan and lease portfolio and general economic conditions. In addition, the historically strong commercial loan growth and expansions into new markets are taken into account.
The Reserve Analysis, used since our inception and completed monthly, applies reserve allocation factors to outstanding loan and lease balances to calculate an overall allowance dollar amount. For commercial loans and leases, which continue to comprise a vast majority of our total loans and leases, reserve allocation factors are based upon the loan ratings as determined by our standardized grade paradigms. For retail loans, reserve allocation factors are based upon the type of credit. Adjustments for specific loan relationships, including impaired loans and leases, are made on a case-by-case basis. The reserve allocation factors are primarily based on the recent levels and historical trends of net loan charge-offs and nonperforming assets, the comparison of the recent levels and historical trends of net loan charge-offs and nonperforming assets with a customized peer group consisting of ten similarly-sized publicly traded banking organizations conducting business in the states of Michigan, Illinois, Indiana or Ohio, the review and consideration of our loan migration analysis and the experience of senior management making similar loans and leases for an extensive period of time. We regularly review the Reserve Analysis and make adjustments based upon identifiable trends and experience.

MERCANTILE BANK CORPORATION
The primary risk elements with respect to commercial loans and leases are the financial condition of the borrower, the sufficiency of collateral, and the lack of timely payment. We have a policy of requesting and reviewing periodic financial statements from commercial loan and lease customers, and we periodically review the existence of collateral and its value. The primary risk element with respect to each instalment and residential real estate loan is lack of timely payment. We have a reporting system that monitors past due loans and have adopted policies to pursue our rights in order to preserve our position.
Noninterest income during the first quarter of 2008 was $1.89 million, an increase of 34.2% over the $1.41 million earned during the first quarter of 2007. Service charge income on deposits and repurchase agreements increased $115,000 (29.6%) and income from mortgage banking activities increased $128,000 (114.3%) during the first quarter of 2008, the former primarily reflecting a decrease in the earnings credit rate and improved collection of overdraft service charges, with the latter primarily reflecting a higher volume of refinancing activity due to a lower interest rate environment. Earnings on bank owned life insurance policies increased $138,000 (46.5%), primarily resulting from increased investments during 2007. We recorded increased fee income in virtually all other fee income categories during the first quarter of 2008 when compared to the first quarter of 2007.
Noninterest expense during the first quarter of 2008 was $10.3 million, an increase of 18.2% over the $8.7 million expensed during the first quarter of 2007. Employee salary and benefit expenses were $0.4 million higher during the first quarter of 2008 than the level expensed during the same time period in 2007, primarily reflecting the hiring of additional staff related to our expansion in Oakland County in late 2007 and annual pay raises. We recorded an increase of $0.3 million in occupancy, furniture and equipment costs, in large part due to the opening of our new facility in Lansing during the second quarter of 2007 and the Oakland County expansion. Growth in costs associated with the administration and resolution of problem assets increased from $0.1 million during the first quarter of 2007 to $0.5 million during the first quarter of 2008, reflecting the increased level of nonperforming assets and the decline in collateral values. Other noninterest costs increased $0.6 million, with $0.3 million representing increased FDIC insurance premiums.
Due to our loss before federal income tax expense of $6.2 million, we recorded a federal income tax benefit of $2.4 million during the first three months of 2008. During the same time period in 2007, we recorded federal income tax expense of $1.9 million in association with our income before federal income tax expense of $6.1 million. Our effective tax rate during the first three months of 2008 was (39.3%), compared to 30.2% during the first three months of 2007. The difference primarily reflects the significant reduction in income before federal income tax expense (benefit), and the relationship of tax-exempt income to income before federal income tax expense (benefit).

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
Evaluating the exposure to changes in interest rates includes assessing both the adequacy of the process used to control interest rate risk and the quantitative level of exposure. Our interest rate risk management process seeks to ensure that appropriate policies, procedures, management information systems and internal controls are in place to maintain interest rate risk at prudent levels with consistency and continuity. In evaluating the quantitative level of interest rate risk, we assess the existing and potential future effects of changes in interest rates on our financial condition, including capital adequacy, earnings, liquidity and asset quality. Our interest rate risk policy provides for the use of certain derivative instruments and hedging activities to aid in managing interest rate risk to within policy parameters. During the first quarter of 2008, we entered into an interest rate swap to convert the variable rate cash flows on certain of our prime-based commercial loans to a fixed rate of interest. Early in the second quarter of 2008, we entered into an additional interest rate swap of the same nature. Further discussion of our use of, and the accounting for, interest rate swaps is included in Notes 1 and 9 to the Consolidated Financial Statements.
We use two interest rate risk measurement techniques. The first, which is commonly referred to as GAP analysis, measures the difference between the dollar amounts of interest sensitive assets and liabilities that will be refinanced or repriced during a given time period. A significant repricing gap could result in a negative impact to our net interest margin during periods of changing market interest rates. The following table depicts our GAP position as of March 31, 2008 (dollars in thousands):

MERCANTILE BANK CORPORATION

	Within	Three to	One to	After
	Three	Twelve	Five	Five
	Months	Months	Years	Years	Total
Assets:
Commercial loans and leases (1)	$958,754	$57,533	$588,739	$50,975	$1,656,001
Residential real estate loans	56,026	6,787	57,552	12,992	133,357
Consumer loans	1,230	618	2,511	593	4,952
Investment securities (2)	14,568	305	33,931	162,722	211,526
Short-term investments	537	0	0	0	537
Allowance for loan and lease losses	0	0	0	0	(29,957)
Other assets	0	0	0	0	139,532

Total assets	1,031,115	65,243	682,733	227,282	2,115,948

Liabilities:
Interest-bearing checking	40,925	0	0	0	40,925
Savings	70,400	0	0	0	70,400
Money market accounts	14,030	0	0	0	14,030
Time deposits less than $100,000	46,066	85,822	49,167	0	181,055
Time deposits $100,000 and over	336,965	560,501	229,119	0	1,126,585
Short-term borrowings	98,984	0	0	0	98,984
FHLB advances	30,000	45,000	155,000	0	230,000
Long-term borrowings	37,076	0	0	0	37,076
Noninterest-bearing checking	0	0	0	0	121,755
Other liabilities	0	0	0	0	20,843

Total liabilities	674,446	691,323	433,286	0	1,941,653
Shareholders’ equity	0	0	0	0	174,295

Total sources of funds	674,446	691,323	433,286	0	2,115,948

Net asset (liability) GAP	$356,669	$(626,080)	$249,447	$227,282

Cumulative GAP	$356,669	$(269,411)	$(19,964)	$207,318

Percent of cumulative GAP to total assets	16.9%	(12.7)%	(0.9)%	9.8%

(1)	Floating rate loans that are currently at interest rate floors are treated as fixed rate loans and are reflected using maturity date and not repricing frequency.

(2)	Mortgage-backed securities are categorized by average life calculations based upon prepayment trends as of March 31, 2008.
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

MERCANTILE BANK CORPORATION
We conducted multiple simulations as of March 31, 2008, whereby it was assumed that changes in market interest rates occurred ranging from up 200 basis points to down 200 basis points in equal quarterly instalments over the next twelve months. The following table reflects the suggested impact on our net interest income over the next twelve months, which are well within our policy parameters established to manage and monitor interest rate risk.

	Dollar Change In	Percent Change In
Interest Rate Scenario	Net Interest Income	Net Interest Income
Interest rates down 200 basis points	$7,426,000	15.6%

Interest rates down 100 basis points	7,692,000	16.2

No change in interest rates	7,723,000	16.3

Interest rates up 100 basis points	8,848,000	18.6

Interest rates up 200 basis points	9,949,000	21.0
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
During the past two quarters, we have experienced a significant reduction in our net interest income due to the substantial decline in the interest rate environment, resulting from our near term asset sensitive position whereby we have had a higher magnitude of assets reprice when compared to the level of liabilities that have repriced. During the remainder of 2008 and into 2009, we have a high volume of fixed rate certificates of deposit and FHLB advances scheduled to mature that were obtained during periods of higher interest rate environments. As these instruments mature and are replaced with similar instruments at much lower interest rates, we anticipate a significant reduction in interest expense and a substantial improvement in net interest income in future periods. However, for the second quarter of 2008, we do expect a reduction in our net interest income from what we earned during the first quarter of 2008 as we are impacted by the 75 basis point reduction in the Prime and LIBOR rates in mid-March and the 25 basis point reduction in late April.
Item 4. Controls and Procedures
As of March 31, 2008, an evaluation was performed under the supervision of and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of March 31, 2008. There have been no significant changes in our controls over financial reporting during the quarter ended March 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

MERCANTILE BANK CORPORATION
PART II – OTHER INFORMATION
Item 1. Legal Proceedings.
From time to time, we may be involved in various legal proceedings that are incidental to our business. In our opinion, we are not a party to any current legal proceedings that are material to our financial condition, either individually or in the aggregate.
Item 1A. Risk Factors.
There have been no material changes in our risk factors from those previously disclosed in our annual report on Form 10-K for the year ended December 31, 2007.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Issuer Purchases of Equity Securities

			(c) Total Number of	(d) Maximum Number
			Shares Purchased as	of Shares that May
			Part of Publicly	Yet Be Purchased
	(a) Total Number of	(b) Average Price	Announced Plans or	Under the Plans or
Period	Shares Purchased	Paid Per Share	Programs	Programs
January 1 - 31	0	NA	0	0
February 1 - 29	1,123	$14.63	0	0
March 1 - 31	0	NA	0	0
Total	1,123	$14.63	0	0
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

MERCANTILE BANK CORPORATION
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

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 9, 2008.

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