Form 10-Q
period 2008-06-30
MERCANTILE BANK CORP
filed 2008-08-08
CIK 1042729

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2008

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
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐   No ☑
At August 8, 2008, there were 8,530,146 shares of Common Stock outstanding.

MERCANTILE BANK CORPORATION

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
MERCANTILE BANK CORPORATION
CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2008	2007
	(Unaudited)
ASSETS
Cash and due from banks	$37,632,000	$29,138,000
Short term investments	137,000	292,000

Total cash and cash equivalents	37,769,000	29,430,000

Securities available for sale	129,013,000	136,673,000
Securities held to maturity (fair value of $64,022,007 at June 30, 2008 and $66,440,000 at December 31, 2007)	63,787,000	65,330,000
Federal Home Loan Bank stock	14,973,000	9,733,000

Loans and leases	1,840,793,000	1,799,880,000
Allowance for loan and lease losses	(31,881,000)	(25,814,000)

Loans and leases, net	1,808,912,000	1,774,066,000

Premises and equipment, net	33,557,000	34,351,000
Bank owned life insurance policies	41,004,000	39,118,000
Accrued interest receivable	8,317,000	9,957,000
Other assets	26,022,000	22,745,000

Total assets	$2,163,354,000	$2,121,403,000

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits
Noninterest-bearing	$131,107,000	$133,056,000
Interest-bearing	1,413,597,000	1,458,125,000

Total deposits	1,544,704,000	1,591,181,000

Securities sold under agreements to repurchase	82,300,000	97,465,000
Federal funds purchased	16,000,000	13,800,000
Federal Home Loan Bank advances	285,000,000	180,000,000
Subordinated debentures	32,990,000	32,990,000
Other borrowed money	14,245,000	4,013,000
Accrued expenses and other liabilities	20,402,000	23,799,000

Total liabilities	1,995,641,000	1,943,248,000

Shareholders’ equity
Preferred stock, no par value; 1,000,000 shares authorized, none issued	0	0
Common stock, no par value: 20,000,000 shares authorized; 8,530,512 shares outstanding at June 30, 2008 and 8,527,197 shares outstanding at December 31, 2007	172,640,000	172,938,000
Retained earnings (deficit)	(2,672,000)	4,948,000
Accumulated other comprehensive income (loss)	(2,255,000)	269,000

Total shareholders’ equity	167,713,000	178,155,000

Total liabilities and shareholders’ equity	$2,163,354,000	$2,121,403,000

See accompanying notes to consolidated financial statements.

MERCANTILE BANK CORPORATION
CONSOLIDATED STATEMENTS OF INCOME

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	June 30, 2008	June 30, 2007	June 30, 2008	June 30, 2007
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Interest income
Loans and leases, including fees	$26,483,000	$33,513,000	$55,546,000	$66,935,000
Securities, taxable	1,906,000	1,792,000	3,993,000	3,591,000
Securities, tax-exempt	718,000	693,000	1,433,000	1,400,000
Federal funds sold	31,000	82,000	117,000	175,000
Short term investments	1,000	4,000	5,000	8,000

Total interest income	29,139,000	36,084,000	61,094,000	72,109,000

Interest expense
Deposits	14,861,000	19,179,000	31,964,000	38,004,000
Short term borrowings	472,000	866,000	1,023,000	1,698,000
Federal Home Loan Bank advances	2,666,000	1,390,000	4,995,000	2,584,000
Long term borrowings	548,000	701,000	1,137,000	1,391,000

Total interest expense	18,547,000	22,136,000	39,119,000	43,677,000

Net interest income	10,592,000	13,948,000	21,975,000	28,432,000

Provision for loan and lease losses	6,200,000	2,350,000	15,300,000	3,370,000

Net interest income after provision for loan and lease losses	4,392,000	11,598,000	6,675,000	25,062,000

Noninterest income
Services charges on accounts	480,000	393,000	984,000	782,000
Earnings on bank owned life insurance policies	418,000	309,000	853,000	606,000
Mortgage banking activities	174,000	103,000	413,000	214,000
Other income	686,000	616,000	1,398,000	1,227,000

Total noninterest income	1,758,000	1,421,000	3,648,000	2,829,000

Noninterest expense
Salaries and benefits	5,673,000	6,521,000	11,447,000	11,905,000
Occupancy	958,000	814,000	1,932,000	1,581,000
Furniture and equipment depreciation, rent, and maintenance	480,000	501,000	1,020,000	994,000
Nonperforming asset costs	1,056,000	145,000	1,542,000	242,000
Other expense	2,610,000	2,058,000	5,165,000	4,056,000

Total noninterest expenses	10,777,000	10,039,000	21,106,000	18,778,000

Income (loss) before federal income tax expense (benefit)	(4,627,000)	2,980,000	(10,783,000)	9,113,000

Federal income tax expense (benefit)	(2,015,000)	759,000	(4,433,000)	2,609,000

Net income (loss)	$(2,612,000)	$2,221,000	$(6,350,000)	$6,504,000

Basic earnings (loss) per share	$(0.31)	$0.26	$(0.75)	$0.77

Diluted earnings (loss) per share	$(0.31)	$0.26	$(0.75)	$0.77

Cash dividends per share	$0.08	$0.14	$0.23	$0.27

Average basic shares outstanding	8,469,097	8,455,891	8,467,122	8,446,419

Average diluted shares outstanding	8,469,097	8,503,138	8,467,122	8,494,276

See accompanying notes to consolidated financial statements.

MERCANTILE BANK CORPORATION
CONSOLIDATED STATEMENTS OF
CHANGES IN SHAREHOLDERS’ EQUITY
(Unaudited)

			Accumulated
			Other	Total
	Common	Retained	Comprehensive	Shareholders’
	Stock	Earnings	Income/(Loss)	Equity
Balance, January 1, 2008	$172,938,000	$4,948,000	$269,000	$178,155,000

Employee stock purchase plan, 4,529 shares	40,000			40,000

Dividend reinvestment plan, 2,841 shares	30,000			30,000

Stock option exercises, 2,000 shares	16,000			16,000

Stock tendered for stock option exercises, 1,123 shares	(16,000)			(16,000)

Stock-based compensation expense	310,000			310,000

Cash dividends ($0.23 per share)	(678,000)	(1,270,000)		(1,948,000)

Comprehensive income:
Net loss for the period from January 1, 2008 through June 30, 2008		(6,350,000)		(6,350,000)

Change in net unrealized gain (loss) on securities available for sale, net of reclassifications and tax effect			(2,028,000)	(2,028,000)

Change in net fair value of interest rate swaps, net of reclassifications and tax effect			(496,000)	(496,000)

Total comprehensive loss				(8,874,000)

Balance, June 30, 2008	$172,640,000	$(2,672,000)	$(2,255,000)	$167,713,000

See accompanying notes to consolidated financial statements.

MERCANTILE BANK CORPORATION
CONSOLIDATED STATEMENTS OF
CHANGES IN SHAREHOLDERS’ EQUITY
(Unaudited)

			Accumulated
			Other	Total
	Common	Retained	Comprehensive	Shareholders’
	Stock	Earnings	Income/(Loss)	Equity
Balance, January 1, 2007	$161,223,000	$11,794,000	$(1,102,000)	$171,915,000

Payment of 5% stock dividend, 401,023 shares	11,131,000	(11,135,000)		(4,000)

Employee stock purchase plan, 1,601 shares	47,000			47,000

Dividend reinvestment plan, 1,492 shares	44,000			44,000

Stock option exercises, 48,135 shares	591,000			591,000

Stock tendered for stock option exercises, 17,132 shares	(561,000)			(561,000)

Stock-based compensation expense	169,000			169,000

Cash dividends ($0.27 per share)		(2,308,000)		(2,308,000)

Comprehensive income:
Net income for the period from January 1, 2007 through June 30, 2007		6,504,000		6,504,000

Change in net unrealized gain (loss) on securities available for sale, net of reclassifications and tax effect			(1,866,000)	(1,866,000)

Total comprehensive income				4,638,000

Balance, June 30, 2007	$172,644,000	$4,855,000	$(2,968,000)	$174,531,000

See accompanying notes to consolidated financial statements.

MERCANTILE BANK CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	June 30, 2008	June 30, 2007	June 30, 2008	June 30, 2007
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Cash flows from operating activities
Net income (loss)	$(2,612,000)	$2,221,000	$(6,350,000)	$6,504,000
Adjustments to reconcile net income (loss) to net cash from operating activities
Depreciation and amortization	689,000	778,000	1,215,000	1,488,000
Provision for loan and lease losses	6,200,000	2,350,000	15,300,000	3,370,000
Stock-based compensation expense	155,000	85,000	310,000	169,000
Proceeds from sale of mortgage loans held for sale	11,019,000	3,918,000	28,974,000	9,813,000
Origination of mortgage loans held for sale	(10,888,000)	(3,825,000)	(28,644,000)	(9,654,000)
Net gain on sales of mortgage loans held for sale	(131,000)	(93,000)	(330,000)	(159,000)
Earnings on bank owned life insurance	(418,000)	(309,000)	(853,000)	(606,000)
Net change in:
Accrued interest receivable	815,000	1,026,000	1,640,000	316,000
Other assets	43,000	(3,200,000)	(1,221,000)	(2,116,000)
Accrued expenses and other liabilities	(441,000)	821,000	(3,397,000)	2,377,000

Net cash from operating activities	4,431,000	3,772,000	6,644,000	11,502,000

Cash flows from investing activities
Loan and lease originations and payments, net	(51,795,000)	(29,532,000)	(51,863,000)	(35,228,000)
Purchases of:
Securities available for sale	(7,146,000)	(4,948,000)	(53,260,000)	(8,457,000)
Securities held to maturity	0	(1,810,000)	0	(2,407,000)
Federal Home Loan Bank stock	(2,743,000)	(25,000)	(5,240,000)	(25,000)
Proceeds from:
Maturities, calls and repayments of available for sale securities	8,355,000	1,832,000	58,220,000	3,375,000
Maturities, calls and repayments of held to maturity securities	1,535,000	2,505,000	1,535,000	2,660,000
Purchases of premises and equipment, net	(55,000)	(1,182,000)	(576,000)	(2,561,000)
Purchases of bank owned life insurance	(1,033,000)	(866,000)	(1,033,000)	(866,000)

Net cash for investing activities	(52,882,000)	(34,026,000)	(52,217,000)	(43,509,000)

Cash flows from financing activities
Net decrease in deposits	(10,046,000)	(47,147,000)	(46,477,000)	(7,893,000)
Net increase (decrease) in securities sold under agreements to repurchase	(884,000)	6,942,000	(15,165,000)	(485,000)
Net increase (decrease) in federal funds purchased	200,000	9,100,000	2,200,000	(700,000)
Proceeds from Federal Home Loan Bank advances	85,000,000	65,000,000	155,000,000	90,000,000
Maturities of Federal Home Loan Bank advances	(30,000,000)	(20,000,000)	(50,000,000)	(50,000,000)
Net increase in other borrowed money	10,159,000	173,000	10,232,000	337,000
Employee stock purchase plan	17,000	22,000	40,000	47,000
Dividend reinvestment plan	12,000	22,000	30,000	44,000
Stock option exercises, net	0	0	0	30,000
Payment of cash dividends	(678,000)	(1,183,000)	(1,948,000)	(2,308,000)
Cash paid in lieu of fractional shares on stock dividend	0	0	0	(4,000)

Net cash from financing activities	53,780,000	12,929,000	53,912,000	29,068,000

See accompanying notes to consolidated financial statements.

MERCANTILE BANK CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	June 30, 2008	June 30, 2007	June 30, 2008	June 30, 2007
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Net change in cash and cash equivalents	5,329,000	(17,325,000)	8,339,000	(2,939,000)
Cash and cash equivalents at beginning of period	32,440,000	65,766,000	29,430,000	51,380,000

Cash and cash equivalents at end of period	$37,769,000	$48,441,000	$37,769,000	$48,441,000

Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest	$20,365,000	$22,298,000	$43,659,000	$42,953,000
Federal income tax	0	3,820,000	0	3,820,000
Transfers from loans and leases to foreclosed assets	1,036,000	1,140,000	1,717,000	2,699,000
See accompanying notes to consolidated financial statements.

MERCANTILE BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1.	SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation: The unaudited financial statements for the three and six months ended June 30, 2008 include the consolidated results of operations of Mercantile Bank Corporation and its consolidated subsidiaries. These subsidiaries include Mercantile Bank of Michigan (“our bank”), our bank’s three subsidiaries, Mercantile Bank Mortgage Company, LLC (“our mortgage company”), Mercantile Bank Real Estate Co., LLC (“our real estate company”), and Mercantile Insurance Center, Inc. (“our insurance center”). These consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and Item 303(b) of Regulation S-K and do not include all disclosures required by accounting principles generally accepted in the United States of America for a complete presentation of our financial condition and results of operations. In the opinion of management, the information reflects all adjustments (consisting only of normal recurring adjustments) which are necessary in order to make the financial statements not misleading and for a fair presentation of the results of operations for such periods. The results for the periods ended June 30, 2008 should not be considered as indicative of results for a full year. For further information, refer to the consolidated financial statements and footnotes included in our annual report on Form 10-K for the year ended December 31, 2007.

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

Earnings Per Share: Basic earnings per share is based on weighted average common shares outstanding during the period exclusive of unvested restricted shares outstanding. Diluted earnings per share include the dilutive effect of additional potential common shares issuable under stock options and restricted shares and are determined using the treasury stock method. Stock-based awards for 322,165 shares of common stock for the three and six month periods ended June 30, 2008 and 112,514 shares of common stock for the three and six month periods ended June 30, 2007 were antidilutive and were not included in determining diluted earnings per share.

Stock Dividend: All per share amounts and average shares outstanding have been adjusted for all periods presented to reflect the 5% stock dividend distributed on May 4, 2007. The Statement of Changes in Shareholders’ Equity reflects a transfer from retained earnings to common stock for the value of the shares distributed. The impact of the 2007 stock dividend was previously reported as a $14,948,000 increase to common stock and a $14,952,000 decrease to retained earnings in our quarterly reports on Form 10-Q in 2007. These financial statements properly reflect this stock dividend as an $11,131,000 increase to common stock and an $11,135,000 decrease to retained earnings. Management determined this difference was not material and did not require restatement of previously filed quarterly reports on Form 10-Q.

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

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Liabilities. SFAS No. 159 permits entities to choose to measure eligible items at fair value at specified election dates. For items for which the fair value option has been elected, unrealized gains and losses are to be reported in earnings at each subsequent reporting date. The fair value option is irrevocable unless a new election date occurs, may be applied instrument by instrument, with a few exceptions, and applies only to entire instruments and not to portions of instruments. SFAS No. 159 provides an opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting. SFAS No. 159 was effective beginning January 1, 2008. Through June 30, 2008, we have not elected the fair value option for any of our financial assets or liabilities.

In March 2008, the FASB issued SFAS No. 161, Disclosures About Derivative Instruments and Hedging Activities — an Amendment of FASB Statement No. 133. SFAS No. 161 expands disclosure requirements regarding an entity’s derivative instruments and hedging activities. Expanded qualitative disclosures that will be required under SFAS No. 161 include: (1) how and why an entity uses derivative instruments; (2) how derivative instruments and related hedged items are accounted for under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, and related interpretations; and (3) how derivative instruments and related hedged items affect an entity’s financial statements. SFAS No. 161 is effective beginning January 1, 2009. We do not expect SFAS No. 161 to have a material effect on our derivative disclosures upon adoption.

MERCANTILE BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1.	SIGNIFICANT ACCOUNTING POLICIES (Continued)

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles. SFAS No. 162 is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with U.S. generally accepted accounting principles (“GAAP”). SFAS No. 162 directs the GAAP hierarchy to the entity, not the independent auditors, as the entity that is responsible for selecting accounting principles for financial statements that are presented in conformity with GAAP. SFAS No. 162 is effective 60 days following the Securities and Exchange Commission’s approval of the Public Company Accounting Oversight Board amendments to remove the GAAP hierarchy from the auditing standards. We do not expect SFAS No. 162 to have a material effect on our consolidated results of operations or financial position upon adoption.
2.	LOANS AND LEASES

Our total loans and leases at June 30, 2008 were $1,840.8 million compared to $1,799.9 million at December 31, 2007, an increase of $40.9 million, or 2.3%. The components of our outstanding balances at June 30, 2008 and December 31, 2007, and the percentage change in loans and leases from the end of 2007 to the end of the second quarter 2008 are as follows:

					Percent
	June 30, 2008		December 31, 2007		Increase/
	Balance	%	Balance	%	(Decrease)
Real Estate:
Construction and land development	$266,014,000	14.5%	$263,868,000	14.7%	0.8%
Secured by 1-4 family properties	130,160,000	7.1	135,517,000	7.5	(4.0)
Secured by multi-family properties	52,325,000	2.8	51,951,000	2.9	0.7
Secured by nonresidential properties	880,689,000	47.8	855,872,000	47.6	2.9
Commercial	504,055,000	27.4	484,645,000	26.9	4.0
Leases	2,654,000	0.1	2,865,000	0.1	(7.4)
Consumer	4,896,000	0.3	5,162,000	0.3	(5.2)

Total loans and leases	$1,840,793,000	100.0%	$1,799,880,000	100.0%	2.3%

MERCANTILE BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
3.	ALLOWANCE FOR LOAN AND LEASE LOSSES

The following is a summary of the change in our allowance for loan and lease losses account for the three and six months ended June 30:

	Three months ended		Six months ended
	June 30,	June 30,	June 30,	June 30,
	2008	2007	2008	2007
Beginning balance	$29,957,000	$21,654,000	$25,814,000	$21,411,000
Charge-offs	(4,431,000)	(1,358,000)	(9,568,000)	(2,492,000)
Recoveries	155,000	154,000	335,000	511,000
Provision for loan and lease losses	6,200,000	2,350,000	15,300,000	3,370,000

Balance at June 30	$31,881,000	$22,800,000	$31,881,000	$22,800,000

4.	PREMISES AND EQUIPMENT — NET

Premises and equipment are comprised of the following:

	June 30,	December 31,
	2008	2007
Land and improvements	$8,538,000	$8,534,000
Buildings and leasehold improvements	24,884,000	24,559,000
Furniture and equipment	12,402,000	12,164,000

	45,824,000	45,257,000
Less: accumulated depreciation	12,267,000	10,906,000

Premises and equipment, net	$33,557,000	$34,351,000

Depreciation expense totaled $0.7 million during the second quarter of 2008 and 2007. Depreciation expense totaled $1.4 million during the first six months of 2008, compared to $1.3 million during the first six months of 2007.

MERCANTILE BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
5.	DEPOSITS

Our total deposits at June 30, 2008 were $1,544.7 million compared to $1,591.2 million at December 31, 2007, a decrease of $46.5 million, or 2.9%. The components of our outstanding balances at June 30, 2008 and December 31, 2007, and percentage change in deposits from the end of 2007 to the end of the second quarter 2008 are as follows:

					Percent
	June 30, 2008		December 31, 2007		Increase/
	Balance	%	Balance	%	(Decrease)
Noninterest-bearing demand	$131,107,000	8.5	$133,056,000	8.4%	(1.5)%
Interest-bearing checking	43,338,000	2.8	44,491,000	2.8	(2.6)
Money market	13,788,000	0.9	11,872,000	0.7	16.1
Savings	64,703,000	4.2	80,750,000	5.1	(19.9)
Time, under $100,000	48,081,000	3.1	52,675,000	3.3	(8.7)
Time, $100,000 and over	285,766,000	18.5	343,296,000	21.6	(16.8)

	586,783,000	38.0	666,140,000	41.9	(11.9)

Out-of-area time, under $100,000	135,704,000	8.8	100,703,000	6.3	34.8
Out-of-area time, $100,000 and over	822,217,000	53.2	824,338,000	51.8	(0.3)

	957,921,000	62.0	925,041,000	58.1	3.6

Total deposits	$1,544,704,000	100.0%	$1,591,181,000	100.0%	(2.9)%

6.	SHORT-TERM BORROWINGS

Information relating to our securities sold under agreements to repurchase follows:

	Six Months Ended	Twelve Months Ended
	June 30, 2008	December 31, 2007
Outstanding balance at end of period	$82,300,000	$97,465,000
Average interest rate at end of period	1.93%	2.94%

Average balance during the period	$87,445,000	$88,685,000
Average interest rate during the period	2.12%	3.67%

Maximum month end balance during the period	$84,146,000	$102,881,000
Securities sold under agreements to repurchase (“repurchase agreements”) generally have original maturities of less than one year. Repurchase agreements are treated as financings and the obligations to repurchase securities sold are reflected as liabilities. Securities involved with the agreements are recorded as assets of our bank and are held in safekeeping by correspondent banks. Repurchase agreements are offered principally to certain large deposit customers. Repurchase agreements were secured by securities with a market value of $95.0 million and $108.1 million as of June 30, 2008 and December 31, 2007, respectively.

MERCANTILE BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
7.	FEDERAL HOME LOAN BANK ADVANCES

Our outstanding balances at June 30, 2008 totaled $285.0 million and mature at varying dates from July 2008 through June 2012, with fixed rates of interest from 2.95% to 5.34% and averaging 3.94%. At December 31, 2007, outstanding balances totaled $180.0 million with maturities ranging from January 2008 through January 2012 and fixed rates of interest from 4.01% to 5.34% and averaging 4.71%.

Each advance is payable at its maturity date and is subject to a prepayment fee if paid prior to the maturity date. The advances are collateralized by residential mortgage loans, first mortgage liens on multi-family residential property loans, first mortgage liens on commercial real estate property loans, and substantially all other assets of our bank, under a blanket lien arrangement. Our borrowing line of credit as of June 30, 2008 totaled $322.3 million, with availability approximating $27.1 million.

Maturities of FHLB advances currently outstanding during the next five years are:

2008	$30,000,000
2009	65,000,000
2010	65,000,000
2011	85,000,000
2012	40,000,000
8.	COMMITMENTS AND OFF-BALANCE-SHEET RISK

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

These instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized, if any, in the balance sheet. Our bank’s maximum exposure to loan loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual notional amount of those instruments. Our bank uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments. Collateral, such as accounts receivable, securities, inventory, and property and equipment, is generally obtained based on management’s credit assessment of the borrower. If required, estimated loss exposure resulting from these instruments is expensed and recorded as a liability. The balance of the liability account was $0.5 million as of June 30, 2008 and December 31, 2007.

MERCANTILE BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
8.	COMMITMENTS AND OFF-BALANCE-SHEET RISK (Continued)

A summary of the contractual amounts of our financial instruments with off-balance-sheet risk at June 30, 2008 and December 31, 2007 follows:

	June 30,	December 31,
	2008	2007
Commercial unused lines of credit	$348,157,000	$377,493,000
Unused lines of credit secured by 1-4 family residential properties	32,521,000	33,083,000
Credit card unused lines of credit	9,304,000	9,035,000
Other consumer unused lines of credit	4,696,000	6,910,000
Commitments to make loans	68,610,000	66,196,000
Standby letters of credit	81,592,000	81,292,000

Total loan and lease commitments	$544,880,000	$574,009,000

Certain of our commercial loan customers have entered into interest rate swap agreements directly with our correspondent banks. To assist our commercial loan customers in these transactions, and to encourage our correspondent banks to enter into the interest rate swap transactions with minimal credit underwriting analyses on their part, we have entered into risk participation agreements with the correspondent banks whereby we agree to make payments to the correspondent banks owed by our commercial loan customers under the interest rate swap agreement in the event that our commercial loan customers do not make the payments. We are not a party to the interest rate swap agreements under these arrangements. As of June 30, 2008, the total notional amount of the underlying interest rate swap agreements was $38.8 million, with a net fair value from our commercial loan customers’ perspective of negative $0.3 million. We made no payments during the first six months of 2008 in regards to the risk participation agreements, and have accrued no liability for such potential payments. These risk participation agreements are considered financial guarantees in accordance with FASB Interpretation No. 45 and are therefore recorded as liabilities at fair value, generally equal to the fees collected at the time of their execution. These liabilities are accreted into income during the term of the interest rate swap agreements, generally ranging from four to fifteen years.
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

MERCANTILE BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
9.	HEDGING ACTIVITIES (Continued)

Summary information about interest rate swaps at June 30, 2008 follows. There were no interest rate swaps in effect as of December 31, 2007.

Notional amounts	$275,000,000
Weighted average pay rates	5.00%
Weighted average receive rates	5.33%
Weighted average maturity	13.8 Months
Net fair value (after-tax)	$(496,000)
Our interest rate swaps qualify as a cash flow hedge that converts the variable rate cash inflows on certain of our prime-based commercial loans to a fixed rate of interest. The interest rate swaps pay interest to us at stated fixed rates and require that we make interest payments based on the average prime rates.

The net after-tax derivative loss included in accumulated other comprehensive income (loss) at June 30, 2008 is projected to be reclassified into interest income in conjunction with the recognition of interest payments on the related commercial loans through the stated maturity dates of the various interest rate swaps, with approximately $361,000 of net after-tax loss expected to be recognized in interest income over the next twelve months. During the first six months of 2008, a net after-tax derivative gain of $34,000 was reclassified from other accumulated comprehensive income (loss) as an increase in interest income.

Retrospective hedge effectiveness for our cash flow hedges is determined using a dollar offset ratio on a quarterly basis. There were no components of our derivative instruments that were excluded from the assessment of hedge effectiveness. There were no ineffective gains or losses associated with cash flow hedges during the first six months of 2008.
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

Mortgage loans held for sale. Mortgage loans held for sale are carried at the lower of cost or fair value and are measured on a nonrecurring basis. Fair value is based on independent quoted market prices, where applicable, or the prices for other mortgage whole loans with similar characteristics. As of June 30, 2008, we determined that the fair value of our mortgage loans held for sale was similar to the cost; therefore, we carried the $1.3 million of such loans at cost so they are not included in the nonrecurring table below.

Loans and leases. We do not record loans and leases at fair value on a recurring basis. However, from time to time, we record nonrecurring fair value adjustments to collateral dependent loans and leases to reflect partial write-downs that are based on the observable market price or current estimated value of the collateral. These loans and leases are reported in the nonrecurring table below at initial recognition of impairment and on an ongoing basis until recovery or charge-off. At time of foreclosure or repossession, foreclosed and repossessed assets are adjusted to fair value less costs to sell upon transfer of the loans and leases to foreclosed and repossessed assets, establishing a new cost basis. At that time, they are reported in our fair value disclosures related to nonfinancial assets.

Derivatives. For interest rate swaps, we measure fair value utilizing models that use primarily market observable inputs, such as yield curves and option volatilities, and accordingly, are classified as Level 2.

MERCANTILE BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
10.	FAIR VALUES (Continued)

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The balances of assets and liabilities measured at fair value on a recurring basis as of June 30, 2008 are as follows:

		Quoted
		Prices in
		Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Securities available for sale	$129,013,000	$129,013,000	$0	$0
Derivatives	(763,000)	0	(763,000)	0

Total	$128,250,000	$129,013,000	$(763,000)	$0

We had no assets or liabilities measured at Level 3 during the first six months of 2008.

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

The balances of assets and liabilities measured at fair value on a nonrecurring basis as of June 30, 2008 and related gains (losses) for the three and six months ended June 30, 2008 are as follows:

Quoted
Price in
		Active	Significant
		Markets for	Other	Significant	Total Gains (Losses)
		Identical	Observable	Unobservable	Three Months	Six Months
		Assets	Inputs	Inputs	Ended	Ended
	Total	(Level 1)	(Level 2)	(Level 3)	June 30, 2008	June 30, 2008
Impaired loans (1)	$31,600,000	$0	$31,600,000	$0	$(6,114,000)	$(9,828,000)

Total	$31,600,000	$0	$31,600,000	$0	$(6,114,000)	$(9,828,000)

(1)	Represents carrying value and related write-downs for which adjustments are based on the estimated value of the property.
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

MERCANTILE BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
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

The prompt corrective action regulations provide five classifications, including well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized, although these terms are not used to represent overall financial condition. If not well capitalized, regulatory approval is required to accept brokered deposits. Subject to limited exceptions, no institution may make a capital distribution if, after making the distribution, it would be undercapitalized. If an institution is undercapitalized, it is subject to being closely monitored by its principal federal regulator, its asset growth and expansion are restricted, and plans for capital restoration are required. In addition, further specific types of restrictions may be imposed on the institution at the discretion of the federal regulator. At June 30, 2008 and December 31, 2007, the most recent regulatory notifications categorized the Bank as well capitalized under the regulatory framework for prompt corrective action.

Our actual capital levels and minimum required levels were (dollars in thousands):

					Minimum Required
					to be Well
			Minimum Required		Capitalized Under
			for Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Regulations
June 30, 2008	Amount	Ratio	Amount	Ratio	Amount		Ratio
Total capital (to risk weighted assets)
Consolidated	$228,050	11.0%	$166,461	8.0%	$	NA	NA
Bank	224,720	10.8	166,133	8.0		207,666	10.0%
Tier 1 capital (to risk weighted assets)
Consolidated	201,968	9.7	83,231	4.0		NA	NA
Bank	198,689	9.6	83,067	4.0		124,600	6.0
Tier 1 capital (to average assets)
Consolidated	201,968	9.5	85,030	4.0		NA	NA
Bank	198,689	9.4	84,881	4.0		106,101	5.0

MERCANTILE BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
11.	REGULATORY MATTERS (Continued)

					Minimum Required
					to be Well
			Minimum Required		Capitalized Under
			for Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Regulations
December 31, 2007	Amount	Ratio	Amount	Ratio	Amount		Ratio
Total capital (to risk weighted assets)
Consolidated	$235,700	11.4%	$165,562	8.0%	$	NA	NA
Bank	232,435	11.3	165,292	8.0		206,615	10.0%
Tier 1 capital (to risk weighted assets)
Consolidated	209,886	10.1	82,781	4.0		NA	NA
Bank	206,621	10.0	82,646	4.0		123,969	6.0
Tier 1 capital (to average assets)
Consolidated	209,886	10.0	84,169	4.0		NA	NA
Bank	206,621	9.8	84,061	4.0		105,076	5.0
Our consolidated capital levels as of June 30, 2008 and December 31, 2007 include the $32.0 million in trust preferred securities issued by the trust subject to certain limitations. Federal Reserve guidelines limit the amount of trust preferred securities which can be included in our Tier 1 capital to 25% of total Tier 1 capital. As of June 30, 2008 and December 31, 2007, all $32.0 million of the trust preferred securities were included as Tier 1 capital.

Our and our bank’s ability to pay cash and stock dividends is subject to limitations under various laws and regulations and to prudent and sound banking practices. We have paid two cash dividends on our common stock during 2008. On January 8, 2008, we declared a $0.15 per share cash dividend on our common stock, which was paid on March 10, 2008 to record holders as of February 8, 2008. On April 8, 2008, we declared an $0.08 per share cash dividend on our common stock, which was paid on June 10, 2008 to record holders as of May 9, 2008. On July 10, 2008, we declared a $0.04 per share cash dividend on our common stock, which is payable on September 10, 2008 to record holders as of August 8, 2008. Because of a retained deficit at the time of declaration, the cash dividends during the second and third quarters are recorded as a reduction of our common stock account.

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
Introduction

The following discussion compares the financial condition of Mercantile Bank Corporation and its consolidated subsidiaries, Mercantile Bank of Michigan (“our bank”), our bank’s three subsidiaries, Mercantile Bank Mortgage Company, LLC (“our mortgage company”), Mercantile Bank Real Estate Co., LLC (“our real estate company”) and Mercantile Insurance Center, Inc. (“our insurance center”), at June 30, 2008 to December 31, 2007 and the results of operations for the three and six months ended June 30, 2008 and June 30, 2007. This discussion should be read in conjunction with the interim consolidated financial statements and footnotes included in this report. Unless the text clearly suggests otherwise, references in this report to “us,” “we,” “our,” or “the company” include Mercantile Bank Corporation and its consolidated subsidiaries referred to above.
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
Financial Condition

During the first six months of 2008, our assets increased from $2,121.4 million on December 31, 2007, to $2,163.4 million on June 30, 2008. This represents an increase in total assets of $42.0 million, or 2.0%. The asset growth was comprised primarily of a $34.8 million increase in net loans and an $8.3 million increase in cash and cash equivalents. The growth in total assets was primarily funded by a $105.0 million increase in Federal Home Loan Bank advances, which in part offset a $46.5 million decrease in deposits and a $15.2 million decrease in securities sold under agreements to repurchase (“repurchase agreements”).
Commercial loans and leases increased by $46.5 million during the first six months of 2008, and at June 30, 2008 totaled $1,705.7 million, or 92.7% of the total loan and lease portfolio. The growth in our commercial loan and lease portfolio has slowed over the past several quarters, especially in comparison to our strong growth since our inception about 10 years ago, primarily reflecting the competitive pricing and underwriting environments within our markets. These competitive pressures have negatively impacted the volume of loans we have booked and accelerated the level of loan payoffs. Despite these competitive pressures, we remain committed to our traditionally high standards of underwriting and believe the long term benefits of this conservative posture outweigh the likely short-term negative impact to our net interest income and overall earnings performance. Our recent commercial loan and lease growth has also been negatively impacted by our decision to request that certain commercial loan relationships seek financing elsewhere, as well as an elevated level of net loan charge-offs.
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

MERCANTILE BANK CORPORATION
The following table summarizes our loans secured by real estate, excluding residential mortgage loans representing permanent financing of owner occupied dwellings and home equity lines of credit, as of June 30, 2008:

Residential — Vacant Land	$20,932,000
Residential — Land Development	57,728,000
Residential — Construction	27,113,000
Commercial — Vacant Land	29,655,000
Commercial — Land Development	29,364,000
Commercial — Construction NonOwner Occupied	87,586,000
Commercial — Construction Owner Occupied	14,053,000
Commercial — NonOwner Occupied	556,722,000
Commercial — Owner Occupied	369,566,000

Total	$1,192,719,000

Residential mortgage loans and consumer loans decreased an aggregate $5.6 million during the first six months of 2008. As of June 30, 2008, residential mortgage and consumer loans totaled a combined $135.1 million, or 7.3% of the total loan and lease portfolio. Although we plan to increase our non-commercial loan portfolios in future periods, we expect the commercial sector of our lending efforts and resultant assets to remain the dominant loan portfolio category given our wholesale banking strategy.
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
During the second quarter of 2008, we found that the financial condition of some of our borrowers and guarantors had become increasingly strained, as real estate remains unsold or insufficiently leased and liquid sources of repayment are exhausted or significantly depleted. Recently completed evaluations and appraisals continue to often reflect substantial declines from the original estimated values, and in some cases even in comparison to property value estimates made within the past several quarters. Although the level of our nonperforming assets increased and our net loan and lease charge-offs remained at elevated levels during the second quarter of 2008, our accruing loans that were 30 to 89 days delinquent at June 30, 2008 were at their lowest level in several years, and the total balance of our internal watch list has remained relatively unchanged over the past several months, which are positive signs that we may be nearing the peak in asset quality issues.
As of June 30, 2008, nonperforming assets totaled $46.6 million, or 2.16% of total assets, an increase from the $35.7 million, or 1.68% of total assets, as of December 31, 2007, and from the $24.0 million, or 1.14% of total assets, as of June 30, 2007. As of June 30, 2008, nonperforming loans secured by real estate, combined with foreclosed properties, totaled $38.6 million, or about 83% of total nonperforming assets. Nonperforming loans and foreclosed properties associated with the development of residential real estate totaled $14.7 million, with another $3.2 million in nonperforming loans secured by, and foreclosed properties consisting of, residential properties. Net loan and lease charge-offs during the second quarter of 2008 totaled $4.3 million, or an annualized 0.95% of average total loans and leases. Net loan and lease charge-offs during the first six months of 2008 totaled $9.2 million, or an annualized 1.03% of average total loans and leases. This compares to net loan and lease charge-offs of $1.2 million, or an annualized 0.28% during the second quarter of 2007, and $2.0 million, or an annualized 0.23% during the first six months of 2007.

MERCANTILE BANK CORPORATION
The following table provides a breakdown of nonperforming assets as of June 30, 2008 and net loan and lease charge-offs during the first six months of 2008 by property type:

	Nonperforming	Foreclosed	Net Loan & Lease
	Loans	Properties	Charge-Offs
Residential — Land Development	$10,718,000	$1,652,000	$1,265,000
Residential — Construction	2,355,000	0	289,000
Residential — Owner Occupied / Rental	2,492,000	716,000	1,354,000
Commercial — Land Development	3,471,000	0	584,000
Commercial — Construction	0	0	0
Commercial — Owner Occupied	6,269,000	754,000	513,000
Commercial — NonOwner Occupied	10,008,000	166,000	2,970,000
Commercial — NonReal Estate	7,983,000	24,000	2,232,000
Consumer — NonReal Estate	1,000	10,000	25,000

Total	$43,297,000	$3,322,000	$9,232,000

Securities decreased $4.0 million during the first six months of 2008, totaling $207.8 million as of June 30, 2008. Proceeds from called U.S. Government Agency bonds totaled $54.0 million during the first six months of 2008, with another $4.2 million received from principal paydowns on mortgage-backed securities. A vast majority of the proceeds were invested back into the securities portfolio, with $34.0 million invested in U.S. Government Agency bonds and $19.3 million invested in mortgage-backed securities. FHLB of Indianapolis stock increased $5.2 million during the first six months of 2008, supporting the increased level of FHLB advances during the same time period. Our securities portfolio continues to consist primarily of U.S. Government Agency bonds, mortgage-backed securities issued or guaranteed by U.S. Government Agencies, investment-grade tax-exempt municipal securities and FHLB of Indianapolis stock.
Cash and cash equivalents increased $8.3 million during the first six months of 2008, totaling $37.8 million on June 30, 2008. Cash and due from bank balances were up $8.5 million, while short-term investments were down $0.2 million. Our commercial lending and wholesale funding focus results in relatively large day-to-day fluctuations of our cash and cash equivalent balances. The average cash and cash equivalents during the first six months of 2008 equaled $30.2 million, which includes an average balance of federal funds sold of $8.1 million. We were in a federal funds purchased position as of June 30, 2008 and December 31, 2007.
Premises and equipment at June 30, 2008 equaled $33.6 million, a decrease of $0.8 million over the past six months. Purchases of premises and equipment during the first six months of 2008 totaled $0.6 million. Depreciation expense during the first six months of 2008 equaled $1.4 million.

MERCANTILE BANK CORPORATION
Deposits decreased $46.5 million during the first six months of 2008, totaling $1,544.7 million at June 30, 2008. Local deposits decreased $79.4 million, while out-of-area deposits increased $32.9 million. As a percent of total deposits, local deposits equaled 38.0% on June 30, 2008, compared to 41.9% as of December 31, 2007. Noninterest-bearing demand deposits, comprising 8.5% of total deposits, decreased $1.9 million during the first six months of 2008. Savings deposits (4.2% of total deposits) decreased $16.0 million, interest-bearing checking deposits (2.8% of total deposits) decreased $1.2 million and money market deposit accounts (0.9% of total deposits) increased $1.9 million during the first six months of 2008. Local certificates of deposit, comprising 21.6% of total deposits, decreased $62.1 million during the first six months of 2008. The decline in total local deposits is primarily seasonal in nature, with many deposit customers using funds for business-related purposes. It also appears that the struggling Michigan economy is resulting in some of our business customers having lower deposit totals than normal, especially municipal governmental units.
Out-of-area deposits increased $32.9 million during the first six months of 2008, totaling $957.9 million as of June 30, 2008. Out-of-area deposits consist primarily of certificates of deposit obtained from depositors located outside our market area and placed by deposit brokers for a fee, but also include certificates of deposit obtained from the deposit owners directly. The owners of out-of-area deposits include individuals, businesses, and municipal governmental units located throughout the United States. Notwithstanding our decision to increase the use of FHLB advances due to lower interest rates offered on FHLB advance products in comparison to the relatively higher interest rate environment in the brokered deposit markets, out-of-area deposits increased during the first six months of 2008 due to loan growth and the reduction in local deposits and repurchase agreements.
Repurchase agreements decreased $15.2 million during the first six months of 2008, totaling $82.3 million as of June 30, 2008. As part of our sweep account program, collected funds from certain business noninterest-bearing checking accounts are invested into over-night interest-bearing repurchase agreements. Such repurchase agreements are not deposit accounts and are not afforded federal deposit insurance. Like the decline in total local deposits, the decline in repurchase agreements during the first six months of 2008 is primarily seasonal in nature.
Federal funds purchased increased by $2.2 million during the first six months of 2008, equaling $16.0 million as of June 30, 2008. Our average federal funds purchased position during the first six months of 2008 was $6.7 million. FHLB advances increased $105.0 million during the first six months of 2008, totaling $285.0 million as of June 30, 2008. The FHLB advances are collateralized by residential mortgage loans, first mortgage liens on multi-family residential property loans and first mortgage liens on commercial real estate property loans, and substantially all other assets of our bank, under a blanket lien arrangement. Our borrowing line of credit as of June 30, 2008 totaled $322.3 million, with availability approximating $27.1 million. FHLB advances, along with out-of-area deposits, are the primary components of our wholesale funding program.
Liquidity

Liquidity is measured by our ability to raise funds through deposits, borrowed funds, capital or cash flow from the repayment of loans and securities. These funds are used to meet deposit withdrawals, fund loans and securities, and operate our company. Liquidity is primarily achieved through the growth of local and out-of-area deposits, advances from the FHLB and federal funds purchased, as well as liquid assets such as securities available for sale, matured and called securities, and federal funds sold. Asset and liability management is the process of managing our balance sheet to achieve a mix of earning assets and liabilities that maximizes profitability, while providing adequate liquidity.

MERCANTILE BANK CORPORATION
Our liquidity strategy is to fund asset growth with deposits, repurchase agreements and FHLB advances and to maintain an adequate level of short- and medium-term investments to meet typical daily loan and deposit activity. Although deposit and repurchase agreement growth from customers located in our market areas has generally consistently increased, this growth has not been sufficient to meet our historical substantial loan growth and provide monies for additional investing activities. To assist in providing the additional needed funds, we have regularly obtained monies from wholesale funding sources. Wholesale funds, primarily comprised of certificates of deposit from customers outside of our market areas and advances from the FHLB, totaled $1,268.9 million, or 65.5% of combined deposits and borrowed funds as of June 30, 2008. As of December 31, 2007, wholesale funds totaled $1,118.8 million, or 59.4% of combined deposits and borrowed funds.
Although local deposits have and are expected to increase as new business, governmental and individual deposit relationships are established and as existing customers maintain or increase balances in their accounts, the relatively high reliance on wholesale funds will likely remain. As part of our interest rate risk management strategy, a majority of our wholesale funds are fixed rate that mature within one year, reflecting that a majority of our loans and leases have a floating rate tied to either Prime or LIBOR rates. While this strategy increases inherent liquidity risk, we believe the increased liquidity risk is sufficiently mitigated by the benefits derived from an interest rate risk management standpoint. In addition, we have developed a comprehensive contingency funding plan which we believe further mitigates the increased liquidity risk.
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
As a member of the FHLB of Indianapolis, our bank has access to FHLB borrowing programs. At June 30, 2008, advances from the FHLB totaled $285.0 million, an increase of $105.0 million from the $180.0 million outstanding at December 31, 2007. Based on available collateral at June 30, 2008, our bank could borrow an additional $27.1 million. Our bank has the ability to borrow money on a daily basis through correspondent banks via established unsecured federal funds purchased lines, totaling $20.0 million as of June 30, 2008. The average balance of federal funds purchased during the first six months of 2008 equaled $6.7 million, compared to an $8.1 million average federal funds sold position during the same time period.
In addition to typical loan funding and deposit flow, we must maintain liquidity to meet the demands of certain unfunded loan commitments and standby letters of credit. As of June 30, 2008, our bank had a total of $463.3 million in unfunded loan commitments and $81.6 million in unfunded standby letters of credit. Of the total unfunded loan commitments, $394.7 million were commitments available as lines of credit to be drawn at any time as customers’ cash needs vary, and $68.6 million were for loan commitments expected to close and become funded within the next twelve months. We monitor fluctuations in loan balances and commitment levels and include such data in managing our overall liquidity.

MERCANTILE BANK CORPORATION
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
Capital Resources

Shareholders’ equity is a noninterest-bearing source of funds that generally provides support for asset growth. Shareholders’ equity decreased by $10.5 million during the first six months of 2008, from $178.2 million on December 31, 2007, to $167.7 million at June 30, 2008. The decrease is primarily attributable to the net loss of $6.4 million recorded during the first six months of 2008, the payment of cash dividends totaling $1.9 million and the $2.5 million mark-to-market adjustments for available for sale securities and our interest rate swaps.
We are subject to regulatory capital requirements primarily administered by federal bank regulatory agencies. Failure to meet the various capital requirements can initiate regulatory action that could have a direct material effect on our financial statements. The capital ratios of the company and our bank as of June 30, 2008 and December 31, 2007 are disclosed under Note 11 of the Notes to Consolidated Financial Statements.
Our and our bank’s ability to pay cash and stock dividends is subject to limitations under various laws and regulations and to prudent and sound banking practices. We have paid two cash dividends on our common stock during 2008. On January 8, 2008, we declared a $0.15 per share cash dividend on our common stock, which was paid on March 10, 2008 to record holders as of February 8, 2008. On April 8, 2008, we declared an $0.08 per share cash dividend on our common stock, which was paid on June 10, 2008 to record holders as of May 9, 2008. On July 10, 2008, we declared a $0.04 per share cash dividend on our common stock, which is payable on September 10, 2008 to record holders as of August 8, 2008. While we want to maximize shareholder value, which includes the return of capital through cash dividends, given the current economic environment and its impact on our financial performance, we believe it was prudent to pay a reduced cash dividend during the second and third quarters of 2008.

MERCANTILE BANK CORPORATION
Results of Operations

We recorded a net loss for the second quarter of 2008 of $2.6 million ($0.31 per basic and diluted share), compared with net income of $2.2 million ($0.26 per basic and diluted share) recorded during the second quarter of 2007. We recorded a net loss for the first six months of 2008 of $6.4 million ($0.75 per basic and diluted share), compared with net income of $6.5 million ($0.77 per basic and diluted share) recorded during the first six months of 2007. Net income for the second quarter of 2007 and the first six months of 2007 includes a one-time $1.2 million ($0.8 million after-tax) expense associated with the financial retirement package for former Chairman and Chief Executive Officer, Gerald Johnson Jr., which was recorded during the second quarter of 2007 in conjunction with Mr. Johnson’s retirement effective June 30, 2007. Excluding this one-time expense, net income for the second quarter of 2007 was $3.0 million ($0.36 per basic and diluted share), while net income for the first six months of 2007 was $7.3 million ($0.86 per basic and diluted share).
The decline in net income during the second quarter and first six months of 2008 is primarily the result of significantly lower net interest income and a substantially higher provision for loan and lease losses. With our near term asset sensitive position, whereby we have a higher magnitude of assets subject to repricing when compared to the level of liabilities subject to repricing, we have experienced a decline in the level of net interest income which has more than offset growth in earning assets. The higher provision expense depicts the deteriorating quality of certain of our commercial loans, reflecting the negative impact of local, state and national economies on our borrowers’ cash flows and the reduction of collateral values.
Interest income during the second quarter of 2008 was $29.1 million, a decrease of 19.2% from the $36.1 million earned during the second quarter of 2007. Interest income during the first six months of 2008 was $61.1 million, a decrease of 15.3% from the $72.1 million earned during the first six months of 2007. The reduction in interest income is primarily attributable to a declining interest rate environment and an increase in nonperforming assets, which more than offset growth in earning assets. During the second quarter of 2008, earning assets averaged $2,029.5 million, $64.2 million higher than average earning assets of $1,965.3 million during the second quarter of 2007. Average loans were up $57.9 million and average securities increased $6.2 million. During the first six months of 2008, earning assets averaged $2,022.4 million, $63.0 million higher than average earning assets of $1,959.4 million during the same time period in 2007. Average loans were up $55.0 million and average securities increased $6.4 million. Negatively impacting interest income was the decreased yield on earning assets. During the second quarter of 2008 and 2007, earning assets had an average yield (tax equivalent-adjusted basis) of 5.82% and 7.43%, respectively. During the first six months of 2008 and 2007, earning assets had an average yield of 6.12% and 7.48%, respectively. With approximately 60% of our total loans and leases tied to Prime or LIBOR rates, our earning asset yield has been substantially impacted by the steep reduction in market interest rates since late third quarter of 2007. Between mid-September 2007 and late April 2008, the Federal Open Market Committee (“FOMC”) lowered the targeted federal funds rate by a total of 325 basis points. The resulting similar decline in the Prime and LIBOR rates, combined with an increased level of nonperforming assets, a very competitive loan and deposit environment and a flat to inverted yield curve over an extended period of time, has significantly negatively impacted our yield on earning assets and level of interest income.

MERCANTILE BANK CORPORATION
Interest expense during the second quarter of 2008 was $18.5 million, a decrease of 16.2% from the $22.1 million expensed during the second quarter of 2007. Interest expense during the first six months of 2008 was $39.1 million, a decrease of 10.4% from the $43.7 million expensed during the first six months of 2007. The reduction in interest expense is primarily attributable to a declining interest rate environment, which more than offset an increase in interest-bearing liabilities necessitated by asset growth. During the second quarter of 2008, interest-bearing liabilities averaged $1,822.8 million, $63.7 million higher than average interest-bearing liabilities of $1,759.1 million during the second quarter of 2007. Average interest-bearing deposits were down $105.6 million, while average FHLB advances were up $153.1 million and average short-term borrowings increased $8.2 million. During the first six months of 2008, interest-bearing liabilities averaged $1,814.7 million, $60.4 million higher than average interest-bearing liabilities of $1,754.3 million during the same time period in 2007. Average interest-bearing deposits were down $84.5 million, while average FHLB advances were up $132.6 million and average short-term borrowings increased $8.0 million. A decline in the cost of interest-bearing liabilities provided for a reduction of interest expense. During the second quarter of 2008 and 2007, interest-bearing liabilities had an average rate of 4.08% and 5.05%, respectively. During the first six months of 2008 and 2007, interest-bearing liabilities had an average rate of 4.32% and 5.02%, respectively. The lower weighted average cost of interest-bearing liabilities is primarily due to the decline in market interest rates.
Net interest income during the second quarter of 2008 was $10.6 million, a decrease of 24.1% from the $13.9 million earned during the second quarter of 2007. Net interest income during the first six months of 2008 was $22.0 million, a decrease of 22.7% from the $28.4 million earned during the same time period in 2007. The decrease in net interest income was primarily due to a decline in the net interest margin, which more than offset the positive impact from growth in earning assets. The net interest margin during the second quarter of 2008 was 2.15%, compared to 2.91% during the second quarter of 2007. During the first six months of 2008, the net interest margin was 2.24%, compared to 2.99% during the same time period in 2007. The decline in our net interest margin during both time periods primarily reflects our yield on earnings assets declining at a far greater rate than the reduction in our cost of funds. Although current deposit and borrowing rates have declined similarly to the reduction in the Prime and LIBOR rates, our relatively high reliance on fixed rate certificates of deposit and FHLB advances results in a lagged reduction in our cost of funds in comparison to the reduction in our yield on earning assets.
Given the multitude of factors that impact the net interest margin, such as FOMC interest rate decisions, corresponding changes in interest rates for deposits and borrowed funds, shape of the yield curve, loan and deposit competitive environment, changes in balance sheet structure, level of nonperforming assets, customer behavior, and potential changes in interest rate risk management strategies, it is difficult to predict future net interest margins. However, under the current interest rate environment whereby it appears the FOMC will keep rates unchanged for at least the remainder of 2008, our net interest margin should begin to significantly improve as we move through the second part of 2008 and into 2009. While we expect our asset yield to remain relatively steady, we have about $465 million in relatively high-rate wholesale funds scheduled to mature during the remainder of 2008 and another $515 million maturing during 2009. These maturing funds carry an average interest rate of about 4.50%, compared to current interest rates ranging from 2.50% to 4.00% depending on the type and term of wholesale funding instrument.

MERCANTILE BANK CORPORATION
The following table sets forth certain information relating to our consolidated average interest-earning assets and interest-bearing liabilities and reflects the average yield on assets and average cost of liabilities for the second quarter of 2008 and 2007. Such yields and costs are derived by dividing income or expense by the average daily balance of assets or liabilities, respectively, for the period presented. Tax-exempt securities interest income and yield have been computed on a tax equivalent basis using a marginal tax rate of 35%. Securities interest income was increased by $300,000 in the second quarter of 2008 and 2007 for this adjustment.

	Quarters ended June 30,
	2008			2007
	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate
	(dollars in thousands)
ASSETS
Loans and leases	$1,812,898	$26,483	5.86%	$1,755,033	$33,513	7.66%
Securities	209,892	2,924	5.57	203,715	2,785	5.47
Federal funds sold	6,352	31	1.93	6,227	82	5.20
Short term investments	352	1	1.12	370	4	4.75

Total interest-earning assets	2,029,494	29,439	5.82	1,965,345	36,384	7.43

Allowance for loan losses	(32,030)			(22,329)
Other assets	128,285			132,201

Total assets	$2,125,749			$2,075,217

LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing deposits	$1,421,444	$14,861	4.19%	$1,527,074	$19,179	5.04%
Short-term borrowings	95,545	472	1.98	87,321	866	3.98
FHLB advances	261,264	2,666	4.04	108,187	1,390	5.08
Long-term borrowings	44,594	548	4.86	36,517	701	7.59

Total interest-bearing liabilities	1,822,847	18,547	4.08	1,759,099	22,136	5.05

Noninterest-bearing deposits	110,409			116,448
Other liabilities	20,591			24,236
Shareholders’ equity	171,902			175,434

Total liabilities and shareholders’ equity	$2,125,749			$2,075,217

Net interest income		$10,892			$14,248

Net interest rate spread			1.74%			2.38%

Net interest rate margin on average assets			2.06%			2.75%

Net interest margin on earning assets			2.15%			2.91%

MERCANTILE BANK CORPORATION
Provisions for loan and lease losses during the second quarter of 2008 were $6.2 million, compared to $2.4 million during the second quarter of 2007. Provisions for loan and lease losses during the first six months of 2008 were $15.3 million, compared to $3.4 million that was expensed during the same time period in 2007. The increased provisions primarily reflect a higher volume of net loan and lease charge-offs and the need to increase the loan loss reserve to account for identified weaknesses in parts of our loan and lease portfolio primarily as a result of continuing decline in local, state and national economies. We are witnessing the impact of the declining economic environment not only on residential real estate development that we saw throughout 2007, but now on other sectors as well. Our real estate collateral values, both residential and commercial, have deteriorated and the cash flow of some of our borrowers is increasingly strained. As a result, during the first six months of 2008, and especially during the first quarter of 2008, we downgraded numerous commercial loan relationships, which in turn necessitated the sizeable provision for loan and lease losses.
Net loan and lease charge-offs of $4.3 million were recorded during the second quarter of 2008, compared to $1.2 million during the second quarter of 2007. During the first six months of 2008, net loan and lease charge-offs totaled $9.2 million, compared to $2.0 million during the same time period in 2007. Of the $9.2 million in net loan and lease charge-offs during the first six months of 2008, $4.1 million was comprised of commercial real estate loans, $2.9 million was comprised of loans secured by residential properties and $2.2 million was comprised of commercial loans secured by collateral other than real estate, such as equipment, inventory and accounts receivable. The allowance, as a percentage of total loans and leases outstanding, was 1.73% as of June 30, 2008, compared to 1.43% as of December 31, 2007 and 1.28% as of June 30, 2007.
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
The Reserve Analysis, used since our inception and completed monthly, applies reserve allocation factors to outstanding loan and lease balances to calculate an overall allowance dollar amount. For commercial loans and leases, which continue to comprise a vast majority of our loan and lease portfolio, reserve allocation factors are based upon the loan ratings as determined by our standardized grade paradigms. For retail loans, reserve allocation factors are based upon the type of credit. Adjustments for specific loan relationships, including impaired loans and leases, are made on a case-by-case basis. The reserve allocation factors are primarily based on recent levels and historical trends of net loan and lease charge-offs and non-performing assets, the comparison of the recent levels and historical trends of net loan charge-offs and nonperforming assets with a customized peer group consisting of ten similarly-sized publicly traded banking organizations conducting business in the states of Michigan, Illinois, Indiana or Ohio, the review and consideration of our loan migration analysis and the experience of senior management making similar loans and leases over a period of many years. We regularly review the Reserve Analysis and make adjustments based upon identifiable trends and experience.

MERCANTILE BANK CORPORATION
Noninterest income during the second quarter of 2008 was $1.76 million, an increase of 23.7% over the $1.42 million earned during the second quarter of 2007. Noninterest income during the first six months of 2008 was $3.65 million, an increase of 29.0% over the $2.83 million earned during the same time period in 2007. Service charge income on deposits and repurchase agreements increased $202,000 (25.8%), and income from mortgage banking activities increased $199,000 (92.8%) during the first six months of 2008 when compared to the first six months of 2007, the former primarily reflecting a decrease in the earnings credit rate and improved collection of overdraft service charges, with the latter primarily reflecting a higher volume of refinance activity due to the lower interest rate environment. Earnings on bank owned life insurance policies increased $247,000 (40.8%) during the first six months of 2008 when compared to the same time period in 2007, primarily resulting from increased investments and improved yields. We recorded increased fee income in virtually all other major fee income categories during both time periods.
Noninterest expense during the second quarter of 2008 was $10.8 million, an increase of 7.4% over the $10.0 million expensed during the second quarter of 2007. Noninterest expense during the first six months of 2008 was $21.1 million, an increase of 12.4% over the $18.8 million expensed during the same time period in 2007. Employee salary and benefit expenses were $0.8 million lower during the second quarter of 2008 than the level expensed during the second quarter of 2007, and were $0.5 million lower during the first six months of 2008 than the level expensed during the first six months of 2007. The salary and benefit expenses for the second quarter of 2007 and the first six months of 2007 include a one-time $1.2 million expense associated with the financial retirement package for former Chairman and Chief Executive Officer, Gerald Johnson Jr., in conjunction with Mr. Johnson’s retirement effective June 30, 2007. If this expense is excluded, our employee salary and benefit expenses were up $0.4 million during the second quarter of 2008 over the level expensed in the second quarter of 2007, and up $0.7 million during the first six months of 2008 when compared to the same time period in 2007. The adjusted increases during both time periods primarily reflect the hiring of additional staff related to our expansion in Oakland County in late 2007 and annual pay raises. We recorded an increase of $0.4 million in occupancy and furniture and equipment costs during the first six months of 2008 when compared to the same time period in 2007, in large part due to the opening of our new facility in Lansing during the second quarter of 2007 and the Oakland County expansion. Costs associated with the administration and resolution of problem assets, including legal costs, property tax payments, appraisals and write-downs on foreclosed properties, totaled $1.5 million during the first six months of 2008, compared to $0.2 million during the same time period in 2007. Write-downs on foreclosed properties comprised $0.9 million of the $1.5 million expensed during the first six months of 2008.
Due to our loss before federal income tax expense, we recorded a federal income tax benefit during the second quarter and first six months of 2008. During the second quarter of 2008, we recorded a loss before federal income tax of $4.6 million and a federal income tax benefit of $2.0 million, compared to net income before federal income tax of $3.0 million and federal income tax expense of $0.8 million during the second quarter of 2007. During the first six months of 2008, we recorded a loss before federal income tax of $10.8 million and a federal income tax benefit of $4.4 million, compared to net income before federal income tax of $9.1 million and federal income tax expense of $2.6 million during the same time period in 2007. Our effective tax rate during the second quarter of 2008 was (43.5%), compared to 25.5% during the second quarter of 2007. Our effective tax rate during the first six months of 2008 was (41.1%), compared to 28.6% during the same time period in 2007. The differences in effective tax rates primarily reflect the significant difference in income before federal income tax expense (benefit), and the relationship of tax-exempt income to income (loss) before federal income tax expense (benefit).

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
Evaluating the exposure to changes in interest rates includes assessing both the adequacy of the process used to control interest rate risk and the quantitative level of exposure. Our interest rate risk management process seeks to ensure that appropriate policies, procedures, management information systems and internal controls are in place to maintain interest rate risk at prudent levels with consistency and continuity. In evaluating the quantitative level of interest rate risk, we assess the existing and potential future effects of changes in interest rates on our financial condition, including capital adequacy, earnings, liquidity and asset quality. Our interest rate risk policy provides for the use of certain derivative instruments and hedging activities to aid in managing interest rate risk to within policy parameters. During the first six months of 2008, we entered into interest rate swaps to convert the variable rate cash flows on certain of our prime-based commercial loans to a fixed rate of interest. Further discussion of our use of, and the accounting for, interest rate swaps is included in Notes 1 and 9 to the Consolidated Financial Statements.
We use two interest rate risk measurement techniques. The first, which is commonly referred to as GAP analysis, measures the difference between the dollar amounts of interest sensitive assets and liabilities that will be refinanced or repriced during a given time period. A significant repricing gap could result in a negative impact to our net interest margin during periods of changing market interest rates. The following table depicts our GAP position as of June 30, 2008 (dollars in thousands):

MERCANTILE BANK CORPORATION

	Within	Three to	One to	After
	Three	Twelve	Five	Five
	Months	Months	Years	Years	Total
Assets:
Commercial loans and leases (1)	$976,935	$67,643	$600,458	$60,701	$1,705,737
Residential real estate loans	54,347	7,634	55,936	12,243	130,160
Consumer loans	1,382	686	2,258	570	4,896
Investment securities (2)	16,089	1,689	36,065	153,930	207,773
Short term investments	137	0	0	0	137
Allowance for loan and lease losses	0	0	0	0	(31,881)
Other assets	0	0	0	0	146,532

Total assets	1,048,890	77,652	694,717	227,444	2,163,354

Liabilities:
Interest-bearing checking	43,338	0	0	0	43,338
Savings	64,703	0	0	0	64,703
Money market accounts	13,788	0	0	0	13,788
Time deposits < $100,000	44,293	92,378	47,114	0	183,785
Time deposits $100,000 and over	341,073	595,413	171,497	0	1,107,983
Short term borrowings	98,300	0	0	0	98,300
FHLB advances	5,000	65,000	215,000	0	285,000
Long term borrowings	37,235	0	10,000	0	47,235
Noninterest-bearing checking	0	0	0	0	131,107
Other liabilities	0	0	0	0	20,402

Total liabilities	647,730	752,791	443,611	0	1,995,641
Shareholders’ equity	0	0	0	0	167,713

Total sources of funds	647,730	752,791	443,611	0	2,163,354

Net asset (liability) GAP	$401,160	$(675,139)	$251,106	$227,444

Cumulative GAP	$401,160	$(273,979)	$(22,873)	$204,571

Percent of cumulative GAP to total assets	18.5%	(12.7)%	(1.1)%	9.5%

(1)	Floating rate loans that are currently at interest rate floors are treated as fixed rate loans and are reflected using maturity date and not next repricing date.

(2)	Mortgage-backed securities are categorized by expected final maturities based upon prepayment trends as of June 30, 2008.
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

MERCANTILE BANK CORPORATION
We conducted multiple simulations as of June 30, 2008, whereby it was assumed that changes in market interest rates occurred ranging from up 200 basis points to down 200 basis points in equal quarterly instalments over the next twelve months. The following table reflects the suggested impact on our net interest income over the next twelve months, which are well within our policy parameters established to manage and monitor interest rate risk.

	Dollar Change In	Percent Change In
Interest Rate Scenario	Net Interest Income	Net Interest Income
Interest rates down 200 basis points	$1,734,000	3.8%

Interest rates down 100 basis points	3,710,000	8.1

No change in interest rates	5,351,000	11.7

Interest rates up 100 basis points	7,090,000	15.5

Interest rates up 200 basis points	8,801,000	19.2
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
During the past three quarters, we have experienced a significant reduction in our net interest income due to the substantial decline in the interest rate environment, resulting from our near term asset sensitive position whereby we have had a higher magnitude of assets reprice when compared to the level of liabilities that have repriced. During the remainder of 2008 and into 2009, we have a high volume of fixed rate certificates of deposit and FHLB advances scheduled to mature that were obtained during periods of higher interest rate environments. As these instruments mature and are replaced with similar instruments at much lower interest rates, we anticipate a significant reduction in interest expense and a substantial improvement in net interest income in future periods.
Item 4. Controls and Procedures
As of June 30, 2008, an evaluation was performed under the supervision of and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of June 30, 2008. There have been no significant changes in our internal controls over financial reporting during the quarter ended June 30, 2008 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Most of our employees are eligible to participate in our Mercantile Bank of Michigan 401(k) Plan. Participants may elect to make contributions to the plan, and each plan year we provide for each eligible participant a limited matching contribution. Participants may elect to have contributions invested in our common stock or other specified investments. From approximately December 14, 2007 through July 10, 2008, our employees who elected to do so, purchased in the aggregate approximately 108,747 shares of our common stock pursuant to the plan for approximately $1.2 million in aggregate amount. All of the shares were acquired by the plan in the open market, and none were purchased from us. Purchases were made at the market price at the time of the purchase, and the shares were allocated to the accounts of the participants. We received no portion of the purchase price for the shares. The shares of our common stock purchased by participants pursuant to the plan are generally registered by us and the plan on a Form S-8 registration statement under the Securities Act of 1933. However, during the period from approximately December 14, 2007 through July 10, 2008 there were not enough shares registered to cover the purchases of our common stock that were made under the plan. On July 10, 2008, we and the plan filed an S-8 registration statement registering an additional 500,000 shares for the plan. Of the additional 500,000 shares, up to 391,253 of the shares will be available for purchase under the plan on and after July 10, 2008; with the remaining 108,747 shares being attributed to prior purchases under the plan.
Item 3. Defaults upon Senior Securities.
Not applicable.
Item 4. Submission of Matters to a Vote of Security Holders.
At our Annual Meeting held on April 24, 2008, our shareholders voted to elect five directors, Betty S. Burton, David M. Cassard, Peter A. Cordes, David M. Hecht and Merle J. Prins, each for a three year term expiring at the Annual Meeting of the shareholders of the company in 2011. The results of the election were as follows:

	Votes	Votes		Broker
Nominee	For	Withheld	Abstentions	Non-Votes
Betty S. Burton	7,414,930	480,388	0	0
David M. Cassard	7,395,844	499,475	0	0
Peter A. Cordes	7,491,157	404,162	0	0
David M. Hecht	7,646,842	248,477	0	0
Merle J. Prins	7,614,435	280,884	0	0

The terms of office of the following directors (who were not up for election) continued after the Annual Meeting: Edward J. Clark, C. John Gill, Doyle A. Hayes, Susan K. Jones, Lawrence W. Larsen, Calvin D. Murdock, Michael H. Price, Timothy O. Schad, Dale J. Visser and Donald Williams, Sr.
Also at our Annual Meeting held on April 24, 2008, our shareholders voted to approve an amendment to our Articles of Incorporation to provide for an annual election of all directors. Previously, our Board of Directors was divided into three classes, and members were elected to serve for staggered three-year terms. The amendment provides for the phased-in elimination of the classification of our Board and the annual election of all directors. The directors elected at the 2009 annual meeting and at later annual meetings will be elected to one-year terms. The amendment did not shorten the existing term of any director elected prior to the 2009 annual meeting. The results of the vote were as follows:

			Broker
Votes For	Votes Against	Abstentions	Non-Votes
7,680,982	200,990	13,347	0
Item 5. Other Information.
Not applicable.
Item 6. Exhibits

EXHIBIT NO.	EXHIBIT DESCRIPTION

3.1	Our Articles of Incorporation

3.2	Our Amended and Restated Bylaws dated as of January 16, 2003 are incorporated by reference to Exhibit 3.2 of our Registration Statement on Form S-3 (Commission File No. 333-103376) that became effective on February 21, 2003

31	Rule 13a-14(a) Certifications

32.1	Section 1350 Chief Executive Officer Certification

32.2	Section 1350 Chief Financial Officer Certification

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 8, 2008.

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