Form 10-Q
period 2008-09-30
MERCANTILE BANK CORP
filed 2008-11-05
CIK 1042729

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2008

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
Yes ☑    No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐     No ☑
At November 5, 2008, there were 8,532,108 shares of Common Stock outstanding.

MERCANTILE BANK CORPORATION

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
MERCANTILE BANK CORPORATION
CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2008	2007
	(Unaudited)
ASSETS
Cash and due from banks	$25,694,000	$29,138,000
Short term investments	87,000	292,000
Federal funds sold	4,820,000	0

Total cash and cash equivalents	30,601,000	29,430,000

Securities available for sale	144,019,000	136,673,000
Securities held to maturity (fair value of $63,888,000 at September 30, 2008 and $66,440,000 at December 31, 2007)	64,002,000	65,330,000
Federal Home Loan Bank stock	15,681,000	9,733,000

Loans and leases	1,870,799,000	1,799,880,000
Allowance for loan and lease losses	(29,511,000)	(25,814,000)

Loans and leases, net	1,841,288,000	1,774,066,000

Premises and equipment, net	32,958,000	34,351,000
Bank owned life insurance policies	41,459,000	39,118,000
Accrued interest receivable	9,044,000	9,957,000
Other assets	28,307,000	22,745,000

Total assets	$2,207,359,000	$2,121,403,000

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits
Noninterest-bearing	$109,154,000	$133,056,000
Interest-bearing	1,466,559,000	1,458,125,000

Total deposits	1,575,713,000	1,591,181,000

Securities sold under agreements to repurchase	105,986,000	97,465,000
Federal funds purchased	0	13,800,000
Federal Home Loan Bank advances	285,000,000	180,000,000
Subordinated debentures	32,990,000	32,990,000
Other borrowed money	19,393,000	4,013,000
Accrued expenses and other liabilities	16,929,000	23,799,000

Total liabilities	2,036,011,000	1,943,248,000

Shareholders’ equity
Preferred stock, no par value; 1,000,000 shares authorized, none issued	0	0
Common stock, no par value: 20,000,000 shares authorized; 8,532,535 shares outstanding at September 30, 2008 and 8,527,197 shares outstanding at December 31, 2007	172,480,000	172,938,000
Retained earnings (deficit)	(1,593,000)	4,948,000
Accumulated other comprehensive income	461,000	269,000

Total shareholders’ equity	171,348,000	178,155,000

Total liabilities and shareholders’ equity	$2,207,359,000	$2,121,403,000

See accompanying notes to consolidated financial statements.

MERCANTILE BANK CORPORATION
CONSOLIDATED STATEMENTS OF INCOME

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	September 30,	September 30,	September 30,	September 30,
	2008	2007	2008	2007
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Interest income
Loans and leases, including fees	$27,161,000	$34,076,000	$82,707,000	$101,012,000
Securities, taxable	1,932,000	1,827,000	5,925,000	5,418,000
Securities, tax-exempt	709,000	703,000	2,142,000	2,103,000
Federal funds sold	40,000	168,000	157,000	343,000
Short term investments	1,000	5,000	6,000	13,000

Total interest income	29,843,000	36,779,000	90,937,000	108,889,000

Interest expense
Deposits	14,180,000	19,357,000	46,144,000	57,361,000
Short term borrowings	483,000	900,000	1,506,000	2,598,000
Federal Home Loan Bank advances	2,839,000	1,759,000	7,834,000	4,343,000
Long term borrowings	613,000	713,000	1,750,000	2,104,000

Total interest expense	18,115,000	22,729,000	57,234,000	66,406,000

Net interest income	11,728,000	14,050,000	33,703,000	42,483,000

Provision for loan and lease losses	1,900,000	2,800,000	17,200,000	6,170,000

Net interest income after provision for loan and lease losses	9,828,000	11,250,000	16,503,000	36,313,000

Noninterest income
Services charges on accounts	488,000	402,000	1,472,000	1,184,000
Earnings on bank owned life insurance policies	455,000	321,000	1,308,000	927,000
Mortgage banking activities	103,000	127,000	516,000	341,000
Other income	771,000	657,000	2,169,000	1,884,000

Total noninterest income	1,817,000	1,507,000	5,465,000	4,336,000

Noninterest expense
Salaries and benefits	5,584,000	5,425,000	17,031,000	17,330,000
Occupancy	967,000	881,000	2,899,000	2,462,000
Furniture and equipment depreciation, rent and maintenance	482,000	529,000	1,502,000	1,524,000
Nonperforming asset costs	804,000	343,000	2,345,000	584,000
Other expense	2,676,000	2,391,000	7,842,000	6,448,000

Total noninterest expenses	10,513,000	9,569,000	31,619,000	28,348,000

Income (loss) before federal income tax expense (benefit)	1,132,000	3,188,000	(9,651,000)	12,301,000

Federal income tax expense (benefit)	53,000	821,000	(4,380,000)	3,430,000

Net income (loss)	$1,079,000	$2,367,000	$(5,271,000)	$8,871,000

Basic earnings (loss) per share	$0.13	$0.28	$(0.62)	$1.05

Diluted earnings (loss) per share	$0.13	$0.28	$(0.62)	$1.05

Cash dividends per share	$0.04	$0.14	$0.27	$0.41

Average basic shares outstanding	8,472,569	8,458,601	8,468,951	8,450,524

Average diluted shares outstanding	8,530,347	8,491,612	8,468,951	8,488,226

See accompanying notes to consolidated financial statements.

MERCANTILE BANK CORPORATION
CONSOLIDATED STATEMENTS OF
CHANGES IN SHAREHOLDERS’ EQUITY
(Unaudited)

			Accumulated
		Retained	Other	Total
	Common	Earnings	Comprehensive	Shareholders’
	Stock	(Deficit)	Income (Loss)	Equity

Balance, January 1, 2008	$172,938,000	$4,948,000	$269,000	$178,155,000

Employee stock purchase plan, 7,307 shares	60,000			60,000

Dividend reinvestment plan, 3,361 shares	34,000			34,000

Stock option exercises, 2,000 shares	16,000			16,000

Stock tendered for stock option exercises, 1,123 shares	(16,000)			(16,000)

Stock-based compensation expense	465,000			465,000

Cash dividends ($0.27 per share)	(1,017,000)	(1,270,000)		(2,287,000)

Comprehensive income (loss):
Net loss for the period from January 1, 2008 through September 30, 2008		(5,271,000)		(5,271,000)

Change in net unrealized gain (loss) on securities available for sale, net of reclassifications and tax effect			(424,000)	(424,000)

Change in net fair value of interest rate swaps, net of reclassifications and tax effect			616,000	616,000

Total comprehensive loss				(5,079,000)

Balance, September 30, 2008	$172,480,000	$(1,593,000)	$461,000	$171,348,000

See accompanying notes to consolidated financial statements.

MERCANTILE BANK CORPORATION
CONSOLIDATED STATEMENTS OF
CHANGES IN SHAREHOLDERS’ EQUITY (Continued)
(Unaudited)

			Accumulated
			Other	Total
	Common	Retained	Comprehensive	Shareholders’
	Stock	Earnings	Income/(loss)	Equity

Balance, January 1, 2007	$161,223,000	$11,794,000	$(1,102,000)	$171,915,000

Payment of 5% stock dividend, 401,023 shares	11,131,000	(11,135,000)		(4,000)

Employee stock purchase plan, 2,737 shares	72,000			72,000

Dividend reinvestment plan, 2,219 shares	60,000			60,000

Stock option exercises, 51,942 shares	641,000			641,000

Stock tendered for stock option exercises, 18,291 shares	(587,000)			(587,000)

Stock-based compensation expense	253,000			253,000

Cash dividends ($0.41 per share)		(3,493,000)		(3,493,000)

Comprehensive income:
Net income for the period from January 1, 2007 through September 30, 2007		8,871,000		8,871,000

Change in net unrealized gain (loss) on securities available for sale, net of reclassifications and tax effect			(4,000)	(4,000)

Total comprehensive income				8,867,000

Balance, September 30, 2007	$172,793,000	$6,037,000	$(1,106,000)	$177,724,000

See accompanying notes to consolidated financial statements.

MERCANTILE BANK CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	September 30,	September 30,	September 30,	September 30,
	2008	2007	2008	2007
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Cash flows from operating activities
Net income (loss)	$1,079,000	$2,367,000	$(5,271,000)	$8,871,000
Adjustments to reconcile net income (loss) to net cash from operating activities
Depreciation and amortization	789,000	802,000	2,005,000	2,290,000
Provision for loan and lease losses	1,900,000	2,800,000	17,200,000	6,170,000
Stock-based compensation expense	155,000	84,000	465,000	253,000
Proceeds from the sale of mortgage loans held for sale	6,144,000	10,813,000	35,118,000	20,626,000
Origination of mortgage loans held for sale	(6,070,000)	(10,689,000)	(34,714,000)	(20,343,000)
Net gain on sales of mortgage loans held for sale	(74,000)	(124,000)	(404,000)	(283,000)
Earnings on bank owned life insurance	(455,000)	(321,000)	(1,308,000)	(927,000)
Net change in:
Accrued interest receivable	(727,000)	(1,172,000)	913,000	(856,000)
Other assets	1,127,000	525,000	(95,000)	(1,591,000)
Accrued expenses and other liabilities	(3,473,000)	(342,000)	(6,870,000)	2,035,000

Net cash from operating activities	395,000	4,743,000	7,039,000	16,245,000

Cash flows for investing activities
Loan and lease originations and payments, net	(37,587,000)	(21,810,000)	(89,450,000)	(57,038,000)
Purchases of:
Securities available for sale	(14,706,000)	(1,955,000)	(67,967,000)	(10,412,000)
Securities held to maturity	(226,000)	(1,335,000)	(226,000)	(3,742,000)
Federal Home Loan Bank stock	(708,000)	0	(5,948,000)	(25,000)
Proceeds from:
Maturities, calls and repayments of available for sale securities	2,205,000	2,866,000	60,426,000	6,241,000
Maturities, calls and repayments of held to maturity securities	0	126,000	1,535,000	2,786,000
Purchases of premises and equipment, net	(69,000)	(403,000)	(645,000)	(2,964,000)
Purchases of bank owned life insurance	0	(311,000)	(1,033,000)	(1,177,000)

Net cash for investing activities	(51,091,000)	(22,822,000)	(103,308,000)	(66,331,000)

Cash flows from financing activities
Net increase (decrease) in deposits	31,009,000	1,974,000	(15,468,000)	(5,919,000)
Net increase in securities sold under agreements to repurchase	23,686,000	3,696,000	8,521,000	3,211,000
Net decrease in federal funds purchased	(16,000,000)	(5,800,000)	(13,800,000)	(6,500,000)
Proceeds from Federal Home Loan Bank advances	31,500,000	15,000,000	186,500,000	105,000,000
Maturities of Federal Home Loan Bank advances	(31,500,000)	(15,000,000)	(81,500,000)	(65,000,000)
Net increase in other borrowed money	5,148,000	186,000	15,380,000	523,000
Employee stock purchase plan	20,000	25,000	60,000	72,000
Dividend reinvestment plan	4,000	16,000	34,000	60,000
Stock option exercises, net	0	24,000	0	54,000
Payment of cash dividends	(339,000)	(1,185,000)	(2,287,000)	(3,493,000)
Cash paid in lieu of fractional shares on stock dividend	0	0	0	(4,000)

Net cash from financing activities	43,528,000	(1,064,000)	97,440,000	28,004,000

See accompanying notes to consolidated financial statements.

MERCANTILE BANK CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	September 30,	September 30,	September 30,	September 30,
	2008	2007	2008	2007
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Net change in cash and cash equivalents	(7,168,000)	(19,143,000)	1,171,000	(22,082,000)
Cash and cash equivalents at beginning of period	37,769,000	48,441,000	29,430,000	51,380,000

Cash and cash equivalents at end of period	$30,601,000	$29,298,000	$30,601,000	$29,298,000

Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest	$19,845,000	$22,613,000	$63,503,000	$65,566,000
Federal income tax	0	355,000	0	4,175,000
Transfers from loans and leases to foreclosed assets	3,311,000	131,000	5,028,000	2,830,000
See accompanying notes to consolidated financial statements.

MERCANTILE BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation: The unaudited financial statements for the three and nine months ended September 30, 2008 include the consolidated results of operations of Mercantile Bank Corporation and its consolidated subsidiaries. These subsidiaries include Mercantile Bank of Michigan (“our bank”), our bank’s three subsidiaries, Mercantile Bank Mortgage Company, LLC (“our mortgage company”), Mercantile Bank Real Estate Co., LLC (“our real estate company”), and Mercantile Insurance Center, Inc. (“our insurance center”). These consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and Item 303(b) of Regulation S-K and do not include all disclosures required by accounting principles generally accepted in the United States of America for a complete presentation of our financial condition and results of operations. In the opinion of management, the information reflects all adjustments (consisting only of normal recurring adjustments) which are necessary in order to make the financial statements not misleading and for a fair presentation of the results of operations for such periods. The results for the period ended September 30, 2008 should not be considered as indicative of expected results for a full year. For further information, refer to the consolidated financial statements and footnotes included in our annual report on Form 10-K for the year ended December 31, 2007.

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

Earnings Per Share: Basic earnings per share is based on weighted average common shares outstanding during the period exclusive of unvested restricted shares outstanding. Diluted earnings per share include the dilutive effect of additional potential common shares issuable under stock options and restricted shares and are determined using the treasury stock method. Stock-based awards for 262,619 shares and 319,436 shares of common stock for the three and nine month periods ended September 30, 2008, respectively, were antidilutive and were not included in determining diluted earnings per share. Stock-based awards for 140,177 shares and 112,514 shares of common stock for the three and nine month periods ended September 30, 2007, respectively, were antidilutive and were not included in determining diluted earnings per share.

Stock Dividend: All per share amounts and average shares outstanding have been adjusted for all periods presented to reflect the 5% stock dividend distributed on May 4, 2007. The Statement of Changes in Shareholders’ Equity reflects a transfer from retained earnings to common stock for the value of the shares distributed. The impact of the 2007 stock dividend was previously reported as a $14,948,000 increase to common stock and a $14,952,000 decrease to retained earnings in our quarterly reports on Form 10-Q in 2007. The financial statements in our annual report for the year ended December 31, 2007 on Form 10-K, and in our quarterly reports on Form 10-Q in 2008 properly reflect this stock dividend as an $11,131,000 increase to common stock and an $11,135,000 decrease to retained earnings. Management determined this difference was not material and did not require restatement of quarterly reports on Form 10-Q filed in 2007.

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

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS No. 157 applies to other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. SFAS No. 157 does not require any new fair value measurements and was originally effective beginning January 1, 2008. In February 2008, the FASB issued FASB Staff Position (“FSP”) FAS 157-2. FSP FAS 157-2 allows entities to electively defer the effective date of SFAS No. 157 until January 1, 2009 for nonfinancial assets and nonfinancial liabilities except those recognized or disclosed at fair value on an annual or more frequently recurring basis. We will apply the fair value measurement and disclosure provisions of SFAS No. 157 to nonfinancial assets and liabilities effective January 1, 2009. The application of such is not expected to be material to our results of operations or financial position. On October 10, 2008, the FASB issued FSP FAS 157-3 to clarify the application of fair value measurements of a financial asset when the market for that asset is not active. This clarifying guidance became effective upon issuance, including prior periods for which financial statements had not been issued, such as the period ended September 30, 2008. This new guidance had no effect on our consolidated results of operations or financial position. See Note 10 for a discussion regarding the January 1, 2008 implementation of SFAS No. 157 relating to our financial assets and liabilities.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Liabilities. SFAS No. 159 permits entities to choose to measure eligible items at fair value at specified election dates. For items for which the fair value option has been elected, unrealized gains and losses are to be reported in earnings at each subsequent reporting date. The fair value option is irrevocable unless a new election date occurs, may be applied instrument by instrument, with a few exceptions, and applies only to entire instruments and not to portions of instruments. SFAS No. 159 provides an opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting. SFAS No. 159 was effective beginning January 1, 2008. Through September 30, 2008, we have not elected the fair value option for any of our financial assets or liabilities.

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

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles. SFAS No. 162 is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with U.S. generally accepted accounting principles (“GAAP”). SFAS No. 162 directs the GAAP hierarchy to the entity, not the independent auditors, as the entity is responsible for selecting accounting principles for financial statements that are presented in conformity with GAAP. SFAS No. 162 is effective 60 days following the Securities and Exchange Commission’s approval of the Public Company Accounting Oversight Board amendments to remove the GAAP hierarchy from the auditing standards. We do not expect SFAS No. 162 to have a material effect on our consolidated results of operations or financial position upon adoption.

2.	LOANS AND LEASES

Our total loans and leases at September 30, 2008 were $1,870.8 million compared to $1,799.9 million at December 31, 2007, an increase of $70.9 million, or 3.9%. The components of our outstanding balances at September 30, 2008 and December 31, 2007, and the percentage changes in loans and leases from the end of 2007 to the end of the third quarter 2008 are as follows:

					Percent
	September 30, 2008		December 31, 2007		Increase/
	Balance	%	Balance	%	(Decrease)

Real Estate:
Construction and land development	$277,401,000	14.8%	$263,868,000	14.7%	5.1%
Secured by 1-4 family properties	141,534,000	7.6	135,517,000	7.5	4.4
Secured by multi-family properties	51,342,000	2.7	51,951,000	2.9	(1.2)
Secured by nonresidential properties	867,411,000	46.4	855,872,000	47.6	1.3
Commercial	525,148,000	28.1	484,645,000	26.9	8.4
Leases	2,254,000	0.1	2,865,000	0.1	(21.3)
Consumer	5,709,000	0.3	5,162,000	0.3	10.6

Total loans and leases	$1,870,799,000	100.0%	$1,799,880,000	100.0%	3.9%

MERCANTILE BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

3.	ALLOWANCE FOR LOAN AND LEASE LOSSES

The following is a summary of the change in our allowance for loan and lease losses account for the three and nine months ended September 30, 2008 and September 30, 2007:

	Three months ended		Nine months ended
	September 30,	September 30,	September 30,	September 30,
	2008	2007	2008	2007

Balance at beginning of period	$31,881,000	$22,800,000	$25,814,000	$21,411,000
Charge-offs	(4,462,000)	(795,000)	(14,030,000)	(3,287,000)
Recoveries	192,000	52,000	527,000	563,000
Provision for loan and lease losses	1,900,000	2,800,000	17,200,000	6,170,000

Balance at September 30	$29,511,000	$24,857,000	$29,511,000	$24,857,000

4.	PREMISES AND EQUIPMENT — NET

Premises and equipment are comprised of the following:

	September 30,	December 31,
	2008	2007

Land and improvements	$8,538,000	$8,534,000
Buildings and leasehold improvements	24,883,000	24,559,000
Furniture and equipment	12,460,000	12,164,000

	45,881,000	45,257,000
Less: accumulated depreciation	12,923,000	10,906,000

Premises and equipment, net	$32,958,000	$34,351,000

Depreciation expense totaled $0.7 million during the third quarter of 2008 and 2007. Depreciation expense totaled $2.0 million during the first nine months of 2008 and 2007.

MERCANTILE BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

5.	DEPOSITS

Our total deposits at September 30, 2008 were $1,575.7 million compared to $1,591.2 million at December 31, 2007, a decrease of $15.5 million, or 1.0%. The components of our outstanding balances at September 30, 2008 and December 31, 2007, and percentage change in deposits from the end of 2007 to the end of the third quarter 2008 are as follows:

					Percent
	September 30, 2008		December 31, 2007		Increase/
	Balance	%	Balance	%	(Decrease)

Noninterest-bearing demand	$109,154,000	6.9%	$133,056,000	8.4%	(18.0)%
Interest-bearing checking	47,023,000	3.0	44,491,000	2.8	5.7
Money market	15,566,000	1.0	11,872,000	0.7	31.1
Savings	54,885,000	3.5	80,750,000	5.1	(32.0)
Time, under $100,000	48,730,000	3.1	52,675,000	3.3	(7.5)
Time, $100,000 and over	254,708,000	16.1	343,296,000	21.6	(25.8)

	530,066,000	33.6	666,140,000	41.9	(20.4)

Out-of-area time, under $100,000	146,441,000	9.3	100,703,000	6.3	45.4
Out-of-area time, $100,000 and over	899,206,000	57.1	824,338,000	51.8	9.1

	1,045,647,000	66.4	925,041,000	58.1	13.0

Total deposits	$1,575,713,000	100.0%	$1,591,181,000	100.0%	(1.0)%

6.	SHORT-TERM BORROWINGS

Information relating to our securities sold under agreements to repurchase follows:

	Nine Months Ended	Twelve Months Ended
	September 30, 2008	December 31, 2007

Outstanding balance at end of period	$105,986,000	$97,465,000
Average interest rate at end of period	1.97%	2.94%

Average balance during the period	$90,171,000	$88,685,000
Average interest rate during the period	2.06%	3.67%

Maximum month end balance during the period	$105,986,000	$102,881,000
Securities sold under agreements to repurchase (“repurchase agreements”) generally have original maturities of less than one year. Repurchase agreements are treated as financings and the obligations to repurchase securities sold are reflected as liabilities. Securities involved with the agreements are recorded as assets of our bank and are held in safekeeping by correspondent banks. Repurchase agreements are offered principally to certain large deposit customers. Repurchase agreements were secured by securities with a market value of $108.0 million and $108.1 million as of September 30, 2008 and December 31, 2007, respectively.

MERCANTILE BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

7.	FEDERAL HOME LOAN BANK ADVANCES

Our outstanding balances at September 30, 2008 totaled $285.0 million and mature at varying dates from October 2008 through June 2012, with fixed rates of interest from 2.95% to 5.30% and averaging 3.90%. At December 31, 2007, outstanding balances totaled $180.0 million with maturities ranging from January 2008 through January 2012 and fixed rates of interest from 4.01% to 5.34% and averaging 4.71%.

Each advance is payable at its maturity date and is subject to a prepayment fee if paid prior to the maturity date. The advances are collateralized by residential mortgage loans, first mortgage liens on multi-family residential property loans, first mortgage liens on commercial real estate property loans, and substantially all other assets of our bank, under a blanket lien arrangement. Our borrowing line of credit as of September 30, 2008 totaled $318.2 million, with availability of $23.6 million.

Maturities of FHLB advances currently outstanding during the next five years are:

2008	$25,000,000
2009	70,000,000
2010	65,000,000
2011	85,000,000
2012	40,000,000
8.	COMMITMENTS AND OFF-BALANCE-SHEET RISK

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

These instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized, if any, in the balance sheet. Our bank’s maximum exposure to loan loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual notional amount of those instruments. Our bank uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments. Collateral, such as accounts receivable, securities, inventory, and property and equipment, is generally obtained based on management’s credit assessment of the borrower. If required, estimated loss exposure resulting from these instruments is expensed and recorded as a liability. The balance of the liability account was $0.5 million as of September 30, 2008 and December 31, 2007.

MERCANTILE BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

8.	COMMITMENTS AND OFF-BALANCE-SHEET RISK (Continued)

A summary of the contractual amounts of our financial instruments with off-balance-sheet risk at September 30, 2008 and December 31, 2007 follows:

	September 30,	December 31,
	2008	2007

Commercial unused lines of credit	$340,129,000	$377,493,000
Unused lines of credit secured by 1-4 family residential properties	31,379,000	33,083,000
Credit card unused lines of credit	9,457,000	9,035,000
Other consumer unused lines of credit	4,734,000	6,910,000
Commitments to make loans	26,801,000	66,196,000
Standby letters of credit	65,231,000	81,292,000

Total loan and lease commitments	$477,731,000	$574,009,000

Certain of our commercial loan customers have entered into interest rate swap agreements directly with our correspondent banks. To assist our commercial loan customers in these transactions, and to encourage our correspondent banks to enter into the interest rate swap transactions with minimal credit underwriting analyses on their part, we have entered into risk participation agreements with the correspondent banks whereby we agree to make payments to the correspondent banks owed by our commercial loan customers under the interest rate swap agreement in the event that our commercial loan customers do not make the payments. We are not a party to the interest rate swap agreements under these arrangements. As of September 30, 2008, the total notional amount of the underlying interest rate swap agreements was $53.4 million, with a net fair value from our commercial loan customers’ perspective of negative $919,000. We made no payments during the first nine months of 2008 in regards to the risk participation agreements and have accrued no liability for such potential payments. These risk participation agreements are considered financial guarantees in accordance with FASB Interpretation No. 45 and are therefore recorded as liabilities at fair value, generally equal to the fees collected at the time of their execution. These liabilities are accreted into income during the term of the interest rate swap agreements, generally ranging from four to fifteen years.

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

Summary information about interest rate swaps at September 30, 2008 follows. There were no interest rate swaps in effect as of December 31, 2007.

Notional amounts	$275,000,000
Weighted average pay rates	5.00%
Weighted average receive rates	5.33%
Weighted average maturity	10.7 Months
Net fair value (after-tax)	$616,000
Our interest rate swaps qualify as cash flow hedges that convert the variable rate cash inflows on certain of our prime-based commercial loans to a fixed rate of interest. The interest rate swaps pay interest to us at stated fixed rates and require that we make interest payments based on the average prime rates.
The net after-tax derivative gain included in accumulated other comprehensive income at September 30, 2008 is projected to be reclassified into interest income in conjunction with the recognition of interest payments on the related commercial loans through the stated maturity dates of the various interest rate swaps, with approximately $531,000 of net after-tax income expected to be recognized in interest income over the next twelve months. During the first nine months of 2008, a net after-tax derivative gain of $185,000 was reclassified from other accumulated comprehensive income as an increase in interest income.
Retrospective hedge effectiveness for our cash flow hedges is determined using a dollar offset ratio on a quarterly basis. There were no components of our derivative instruments that were excluded from the assessment of hedge effectiveness. There were no ineffective gains or losses associated with cash flow hedges during the first nine months of 2008.
On October 30, 2008, we terminated all of our interest rate swaps. The termination coincides with our decision to not lower our prime rate in association with the Federal Open Market Committee’s reduction of the targeted federal funds rate by 50 basis points announced on October 29, 2008. Virtually all of our prime-based commercial floating rate loans are tied to the Mercantile Bank Prime Rate, while our interest rate swaps utilized the Wall Street Journal Prime Rate. The resulting difference negatively impacted the effectiveness of our interest rate swaps, so we believed it was prudent to terminate them. The aggregate fair value of the interest rate swaps on October 30, 2008 was approximately $2.4 million, which will be accreted into interest income on loans and leases during upcoming reporting periods based on the original term of the interest rate swaps as follows: approximately $525,000 during the fourth quarter 2008; $765,000 first quarter 2009; $525,000 second quarter 2009; $250,000 third and fourth quarters 2009; and $100,000 first quarter 2010.

MERCANTILE BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

The following is a description of our valuation methodologies used to measure and disclose the fair values of our financial assets and liabilities on a recurring or nonrecurring basis:

Securities available for sale. Securities available for sale are recorded at fair value on a recurring basis. Fair value measurement is based on quoted prices, if available. If quoted prices are not available, fair values are measured using independent pricing models. Level 2 securities include U.S. Government Agency bonds and mortgage-backed securities issued or guaranteed by U.S. Government Agencies. Upon further evaluation of our securities portfolio during the third quarter, we concluded that all of our investments previously categorized as Level 1 securities are more appropriately categorized as Level 2 securities. We have no Level 1 or 3 securities.

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

Mortgage loans held for sale. Mortgage loans held for sale are carried at the lower of cost or fair value and are measured on a nonrecurring basis. Fair value is based on independent quoted market prices, where applicable, or the prices for other mortgage whole loans with similar characteristics. As of September 30, 2008, we determined that the fair value of our mortgage loans held for sale was similar to the cost; therefore, we carried the $1.7 million of such loans at cost so they are not included in the nonrecurring table below.

MERCANTILE BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

10.	FAIR VALUES (Continued)

Loans and leases. We do not record loans and leases at fair value on a recurring basis. However, from time to time, we record nonrecurring fair value adjustments to collateral dependent loans and leases to reflect partial write-downs or specific reserves that are based on the observable market price or current estimated value of the collateral. These loans and leases are reported in the nonrecurring table below at initial recognition of impairment and on an ongoing basis until recovery or charge-off. At time of foreclosure or repossession, foreclosed and repossessed assets are adjusted to fair value less costs to sell upon transfer of the loans and leases to foreclosed and repossessed assets, establishing a new cost basis. At that time, they are reported in our fair value disclosures related to nonfinancial assets.

Derivatives. For interest rate swaps, we measure fair value utilizing models that use primarily market observable inputs, such as yield curves and option volatilities, and accordingly, are classified as Level 2.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The balances of assets and liabilities measured at fair value on a recurring basis as of September 30, 2008 are as follows:

		Quoted
		Prices in
		Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)

Securities available for sale	$144,019,000	$0	$144,019,000	$0
Derivatives	948,000	0	948,000	0

Total	$144,967,000	$0	$144,967,000	$0

We had no assets or liabilities measured at Level 3 during the first nine months of 2008; however, in previous Form 10-Q and Form 10-K filings we indicated that our securities available for sale were measured at Level 1. We recently re-reviewed documentation provided to us by our third party securities pricing vendor and determined that the measurement tools utilized to determine the fair value of our securities more closely reflects a Level 2 categorization than Level 1 as previously reported. There have been no significant measurement methodology changes employed by our securities pricing vendor.

MERCANTILE BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

10.	FAIR VALUES (Continued)

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

The balances of assets and liabilities measured at fair value on a nonrecurring basis as of September 30, 2008 and related gains (losses) for the three and nine months ended September 30, 2008 are as follows:

Quoted
Price in
		Active	Significant
		Markets for	Other	Significant	Total Gains (Losses)
		Identical	Observable	Unobservable	Three Months	Nine Months
		Assets	Inputs	Inputs	Ended	Ended
	Total	(Level 1)	(Level 2)	(Level 3)	Sept 30, 2008	Sept 30, 2008

Impaired loans (1)	$34,298,000	$0	$34,298,000	$0	$(1,732,000)	$(11,560,000)

Total	$34,298,000	$0	$34,298,000	$0	$(1,732,000)	$(11,560,000)

(1)	Represents carrying value and related write-downs and specific reserves for which adjustments are based on the estimated value of the property.
Nonfinancial Assets and Liabilities Subject to FSP FAS 157-2 Deferral Provisions

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

The prompt corrective action regulations provide five classifications, including well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized, although these terms are not used to represent overall financial condition. If not well capitalized, regulatory approval is required to accept brokered deposits. Subject to limited exceptions, no institution may make a capital distribution if, after making the distribution, it would be undercapitalized. If an institution is undercapitalized, it is subject to being closely monitored by its principal federal regulator, its asset growth and expansion are restricted, and plans for capital restoration are required. In addition, further specific types of restrictions may be imposed on the institution at the discretion of the federal regulator. At September 30, 2008 and December 31, 2007, the most recent regulatory notifications categorized the Bank as well capitalized under the regulatory framework for prompt corrective action.

MERCANTILE BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

11.	REGULATORY MATTERS (Continued)

Our actual capital levels and minimum required levels were (dollars in thousands):

					Minimum Required
					to be Well
			Minimum Required		Capitalized Under
			for Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Regulations
	Amount	Ratio	Amount	Ratio	Amount	Ratio

September 30, 2008
Total capital (to risk weighted assets)
Consolidated	$229,320	10.9%	$168,925	8.0%	$ NA	NA
Bank	226,055	10.7	168,570	8.0	210,712	10.0%
Tier 1 capital (to risk weighted assets)
Consolidated	202,887	9.6	84,463	4.0	NA	NA
Bank	199,677	9.5	84,285	4.0	126,428	6.0
Tier 1 capital (to average assets)
Consolidated	202,887	9.3	86,915	4.0	NA	NA
Bank	199,677	9.2	86,752	4.0	108,440	5.0

December 31, 2007
Total capital (to risk weighted assets)
Consolidated	$235,700	11.4%	$165,562	8.0%	$ NA	NA
Bank	232,435	11.3	165,292	8.0	206,615	10.0%
Tier 1 capital (to risk weighted assets)
Consolidated	209,886	10.1	82,781	4.0	NA	NA
Bank	206,621	10.0	82,646	4.0	123,969	6.0
Tier 1 capital (to average assets)
Consolidated	209,886	10.0	84,169	4.0	NA	NA
Bank	206,621	9.8	84,061	4.0	105,076	5.0
Our consolidated capital levels as of September 30, 2008 and December 31, 2007 include the $32.0 million in trust preferred securities issued by the trust subject to certain limitations. Federal Reserve guidelines limit the amount of trust preferred securities which can be included in our Tier 1 capital to 25% of total Tier 1 capital. As of September 30, 2008 and December 31, 2007, all $32.0 million of the trust preferred securities were included as Tier 1 capital.

MERCANTILE BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

11.	REGULATORY MATTERS (Continued)

Our and our bank’s ability to pay cash and stock dividends is subject to limitations under various laws and regulations and to prudent and sound banking practices. We have paid three cash dividends on our common stock during 2008. On January 8, 2008, we declared a $0.15 per share cash dividend on our common stock, which was paid on March 10, 2008 to record holders as of February 8, 2008. On April 8, 2008, we declared an $0.08 per share cash dividend on our common stock, which was paid on June 10, 2008 to record holders as of May 9, 2008. On July 10, 2008, we declared a $0.04 per share cash dividend on our common stock, which was paid on September 10, 2008 to record holders as of August 8, 2008. On October 9, 2008, we declared a $0.04 per share cash dividend on our common stock, which is payable on December 10, 2008 to record holders as of November 10, 2008.

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
Future Factors include, among others, changes in interest rates and interest rate relationships; demand for products and services; the degree of competition by traditional and non-traditional competitors; changes in banking regulation; changes in tax laws; changes in prices, levies, and assessments; the impact of technological advances; governmental and regulatory policy changes; the outcomes of contingencies; trends in customer behavior as well as their ability to repay loans; changes in local real estate values; changes in the national and local economies; and risk factors described in our annual report on Form 10-K for the year ended December 31, 2007 or in this report. These are representative of the Future Factors that could cause a difference between an ultimate actual outcome and a preceding forward-looking statement.
Introduction
The following discussion compares the financial condition of Mercantile Bank Corporation and its consolidated subsidiaries, Mercantile Bank of Michigan (“our bank”), our bank’s three subsidiaries Mercantile Bank Mortgage Company, LLC (“our mortgage company”), Mercantile Bank Real Estate Co., LLC (“our real estate company”) and Mercantile Insurance Center, Inc. (“our insurance center”), at September 30, 2008 to December 31, 2007 and the results of operations for the three and nine months ended September 30, 2008 and September 30, 2007. This discussion should be read in conjunction with the interim consolidated financial statements and footnotes included in this report. Unless the text clearly suggests otherwise, references in this report to “us,” “we,” “our,” or “the company” include Mercantile Bank Corporation and its consolidated subsidiaries referred to above.
Critical Accounting Policies
Accounting principles generally accepted in the United States of America are complex and require management to apply significant judgment to various accounting, reporting and disclosure matters. Management must use assumptions and estimates to apply these principles where actual measurements are not possible or practical. Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our unaudited financial statements included in this report. For a complete discussion of our significant accounting policies, see footnotes to our Consolidated Financial Statements included on pages F-37 through F-42 in our Form 10-K for the fiscal year ended December 31, 2007 (Commission file number 000-26719). Below is a discussion of our allowance for loan and lease losses policy. This policy is critical because it is highly dependent upon subjective or complex judgments, assumptions and estimates. Changes in such estimates may have a significant impact on the financial statements, and actual results may differ from those estimates. Management has reviewed the application of this policy with the Audit Committee of the company’s Board of Directors.

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
Financial Condition
During the first nine months of 2008, our assets increased from $2,121.4 million on December 31, 2007, to $2,207.4 million on September 30, 2008. This represents an increase in total assets of $86.0 million, or 4.1%. The asset growth was comprised primarily of a $67.2 million increase in net loans and a $12.0 million increase in securities. The growth in total assets was primarily funded by a $105.0 million increase in Federal Home Loan Bank advances and an $8.5 million increase in securities sold under agreements to repurchase (“repurchase agreements”), which more than offset a $15.5 million decrease in deposits and a $13.8 million decrease in federal funds purchased.
Commercial loans and leases increased by $64.4 million during the first nine months of 2008, and at September 30, 2008, totaled $1,723.6 million, or 92.1% of the total loan and lease portfolio. The growth in our commercial loan and lease portfolio has slowed over the past several quarters, especially in comparison to our strong growth since our inception almost 11 years ago. The slower growth was initially due to the competitive pricing and underwriting environments within our markets. These competitive pressures, from financial institutions and other entities such as private equity funds, had negatively impacted the volume of loans we booked and accelerated the level of loan payoffs. Despite these competitive pressures, we remained committed to our traditionally high standards of underwriting and believed the long term benefits of this conservative posture outweighed the short term negative impact to our net interest income and net income. More recently, the slower commercial loan and lease growth reflects the impact of our capital management strategies which in part generally limits new extensions of credit to existing borrowers and new borrowing relationships which meet specified customer profitability parameters.
The continued significant concentration of the loan and lease portfolio in commercial loans and leases is consistent with our stated strategy of focusing a substantial amount of our efforts on “wholesale” banking. Corporate and business lending is an area of expertise of our senior management team, and our commercial lenders have extensive commercial lending experience, with most having at least 10 years’ experience. Of each of the loan categories that we originate, commercial loans and leases are most efficiently originated and managed; thus limiting overhead costs by necessitating the attention of fewer full-time employees. Our commercial lending business generates the largest portion of local deposits and is our primary source of demand deposits.

MERCANTILE BANK CORPORATION

The following table summarizes our loans secured by real estate, excluding residential mortgage loans representing permanent financing of owner occupied dwellings and home equity lines of credit, as of September 30, 2008:

Residential — Vacant Land	$21,692,000
Residential — Land Development	56,441,000
Residential — Construction	22,157,000
Commercial — Vacant Land	28,952,000
Commercial — Land Development	26,539,000
Commercial — Construction NonOwner Occupied	96,491,000
Commercial — Construction Owner Occupied	18,129,000
Commercial — NonOwner Occupied	559,039,000
Commercial — Owner Occupied	357,792,000

Total	$1,187,232,000

Residential mortgage loans and consumer loans increased an aggregate $6.6 million during the first nine months of 2008. As of September 30, 2008, residential mortgage and consumer loans totaled a combined $147.2 million, or 7.9% of the total loan and lease portfolio. Although we plan to increase our non-commercial loan portfolios in future periods, we expect the commercial sector of our lending efforts and resultant assets to remain the dominant loan portfolio category given our wholesale banking strategy.
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
During the first quarter of 2008, we experienced a sudden and rapid deterioration in a number of commercial loan relationships which previously had been performing fairly well. An analysis of certain commercial borrowers revealed a reduced capability on the part of these borrowers to make required payments as indicated by factors such as delinquent loan payments, diminished cash flow, deteriorating financial performance, or past due property taxes, and in the case of commercial and residential development projects slow absorption or sales trends. In addition, commercial real estate is the primary collateral source for many of these borrowing relationships and recently completed evaluations and appraisals in many cases reflected significant declines from the original estimated values.
During the second quarter of 2008, we found that the financial condition of some of our borrowers and guarantors had become increasingly strained, as real estate remained unsold or insufficiently leased and liquid sources of repayment were exhausted or significantly depleted. Completed evaluations and appraisals in the second quarter of 2008 often reflected substantial declines from the original estimated values, and in some cases even in comparison to property value estimates made within the past several quarters.
While we continued to face a distressed operating environment during the third quarter of 2008, we experienced a marked slowdown in borrowing relationships that deteriorated to nonperforming status. In addition, we saw notable improvement in a number of larger commercial loan relationships. Although we experienced a small net increase in the level of nonperforming assets during the third quarter, the rate of increase was considerably lower than over the past few quarters.
As of September 30, 2008, nonperforming assets totaled $47.8 million, or 2.17% of total assets, compared to $46.6 million, or 2.16% of total assets, as of June 30, 2008, and to $25.9 million, or 1.23% of total assets, as of September 30, 2007. As of September 30, 2008, nonperforming loans secured by real estate, combined with foreclosed properties, totaled $43.1 million, or about 90% of total nonperforming assets. Nonperforming loans and foreclosed properties associated with the development of residential real estate totaled $15.9 million, with another $5.2 million in nonperforming loans secured by, and foreclosed properties consisting of, residential properties. Nonperforming assets consisting of owner occupied commercial properties and nonowner occupied commercial properties totaled $5.3 million and $14.4 million, respectively. Approximately 36 percent of nonperforming loans were contractually current on payments as of September 30, 2008.

MERCANTILE BANK CORPORATION

Net loan and lease charge-offs in the third quarter of 2008 were $4.3 million, or an annualized 0.91% of average total loans and leases, compared to $4.3 million (0.95%) and $5.0 million (1.11%) during the second and first quarters of 2008, respectively. Net loan and lease charge-offs associated with commercial-related loans and residential-related loans totaled $3.6 million and $0.7 million during the third quarter of 2008, and $10.0 million and $3.6 million during the first nine months of 2008, respectively. Gross loan and lease charge-offs totaled $4.5 million during the third quarter of 2008, of which approximately $3.0 million, or 66%, reflect the charge-off of specific reserves that were created through provisions for loan and lease losses in prior quarters.
The following table provides a breakdown of nonperforming assets as of September 30, 2008 and net loan and lease charge-offs during the first nine months of 2008 by property type:

	Nonperforming	Foreclosed	Net Loan & Lease
	Loans	Properties	Charge-Offs

Residential — Land Development	$12,205,000	$1,637,000	$1,298,000
Residential — Construction	2,058,000	0	559,000
Residential — Owner Occupied / Rental	4,680,000	518,000	1,708,000
Commercial — Land Development	1,198,000	1,071,000	1,599,000
Commercial — Construction	0	0	0
Commercial — Owner Occupied	4,405,000	930,000	627,000
Commercial — NonOwner Occupied	12,862,000	1,532,000	3,219,000
Commercial — NonReal Estate	4,639,000	55,000	4,452,000
Consumer — NonReal Estate	0	0	41,000

Total	$42,047,000	$5,743,000	$13,503,000

Securities increased $12.0 million during the first nine months of 2008, totaling $223.7 million as of September 30, 2008. Proceeds from called U.S. Government Agency bonds totaled $54.0 million during the first nine months of 2008, with another $6.4 million received from principal paydowns on mortgage-backed securities and $1.5 million from matured municipal securities. The proceeds were invested back into the securities portfolio, with $36.0 million invested in U.S. Government Agency bonds and $22.3 million invested in mortgage-backed securities. We also purchased $9.6 million in bonds issued through the Michigan Strategic Fund during the first nine months of 2008, while FHLB of Indianapolis stock increased $5.9 million to support the increased level of FHLB advances. Our securities portfolio continues to be primarily comprised of U.S. Government Agency bonds, mortgage-backed securities issued or guaranteed by U.S. Government Agencies, investment-grade tax-exempt municipal securities and FHLB of Indianapolis stock.
Market values on our U.S. Government Agency bonds, mortgage-backed securities issued or guaranteed by U.S. Government Agencies and investment-grade tax-exempt municipal securities are obtained from a third party vendor on a monthly basis. Our vendor utilizes evaluated pricing models that vary by type of security and incorporate available market data. Standard inputs include issuer and type of security, benchmark yields, reported trades, broker/dealer quotes, and issuer spreads. The market value of other securities is estimated at carrying value as those financial instruments are generally bought and sold at par value. We believe our valuation methodology provides for a reasonable estimation of market value, and that it is consistent with the requirements of SFAS No. 157. Reference is made to Note 10 for additional information.

MERCANTILE BANK CORPORATION

Cash and cash equivalents increased $1.2 million during the first nine months of 2008, totaling $30.6 million on September 30, 2008. Cash and due from bank balances were down $3.4 million, while short-term investments decreased $0.2 million. In addition, we were in a federal funds sold position of $4.8 million on September 30, 2008, compared to a federal funds purchased position of $13.8 million on December 31, 2007. Our commercial lending and wholesale funding focus results in relatively large day-to-day fluctuations of our cash and cash equivalent balances. The average cash and cash equivalents during the first nine months of 2008 equaled $30.5 million, which includes an average federal funds sold balance of $8.2 million.
Premises and equipment at September 30, 2008 equaled $33.0 million, a decrease of $1.4 million over the past nine months. Purchases of premises and equipment during the first nine months of 2008 totaled $0.6 million. Depreciation expense during the first nine months of 2008 equaled $2.0 million.
Deposits decreased $15.5 million during the first nine months of 2008, totaling $1,575.7 million as of September 30, 2008. Local deposits decreased $136.1 million, while out-of-area deposits increased $120.6 million. As a percent of total deposits, local deposits equaled 33.6% on September 30, 2008, a decrease from the 41.9% as of December 31, 2007. Noninterest-bearing checking accounts declined $23.9 million during the first nine months of 2008, totaling $109.2 million on September 30, 2008. A portion of the decline reflects the transfers of monies into repurchase agreements as part of our sweep program, but it also appears that the distressed economy is resulting in some of our business customers having lower checking account balances than typical. Savings balances and local certificates of deposit were down a combined $118.4 million during the first nine months of 2008, totaling $358.3 million on September 30, 2008. In recent months, we have experienced depositors purposely reducing their deposit balances with us, in large part reflecting their concerns over our financial health and that of the entire banking industry, with some larger depositors transferring portions of their deposit balances to other financial institutions or into brokerage accounts. We have also lost deposits during 2008 due to relatively high certificate of deposit rates offered by some financial institutions located in our markets. While we believe our certificate of deposit rates, which in most cases exceed the rates offered in the brokered deposit markets, are competitive, some financial institutions in our markets have been offering certificate of deposit rates that far exceed our rates, in some cases by as much as 100 basis points. Although disappointed by the loss of local deposits, we believe it prudent to obtain lower-costing funds via other funding sources, and we are hopeful of regaining a majority of the lost deposits in future periods.
Out-of-area deposits increased $120.6 million during the first nine months of 2008, totaling $1,045.6 million as of September 30, 2008. Out-of-area deposits consist primarily of certificates of deposit obtained from depositors located outside our market areas and placed by deposit brokers for a fee, but also include certificates of deposit obtained from the deposit owners directly. The owners of out-of-area deposits include individuals, businesses and municipal governmental units located throughout the United States. Notwithstanding our decision to increase the use of FHLB advances due to lower interest rates offered on FHLB advance products in comparison to the relatively higher interest rate environment in the brokered deposit markets, out-of-area deposits increased during the first nine months of 2008 to offset the reduction in local deposits and fund earning asset growth.
Repurchase agreements increased $8.5 million during the first nine months of 2008, totaling $106.0 million as of September 30, 2008. As part of our sweep account program, collected funds from certain business noninterest-bearing checking accounts are invested into over-night interest-bearing repurchase agreements. Such repurchase agreements are not deposit accounts and are not afforded federal deposit insurance. A majority of the increase in repurchase agreements reflects transfers from noninterest-bearing checking accounts.

MERCANTILE BANK CORPORATION

Federal funds purchased declined by $13.8 million during the first nine months of 2008, as we were in a federal funds sold position as of September 30, 2008 compared to a $13.8 million purchased position as of December 31, 2007. FHLB advances increased $105.0 million during the first nine months of 2008, totaling $285.0 million as of September 30, 2008. The FHLB advances are collateralized by residential mortgage loans, first mortgage liens on multi-family residential property loans and first mortgage liens on commercial real estate property loans, and substantially all other assets of our bank, under a blanket lien arrangement. Our borrowing line of credit as of September 30, 2008 totaled $318.2 million, with availability of $23.6 million. FHLB advances, along with out-of-area deposits, are the primary components of our wholesale funding program.
Liquidity
Liquidity is measured by our ability to raise funds through deposits, borrowed funds, capital or cash flow from the repayment of loans and securities. These funds are used to meet deposit withdrawals, fund loans and securities, and operate our company. Liquidity is generally achieved through the growth of local and out-of-area deposits, advances from the FHLB and federal funds purchased, as well as liquid assets such as securities available for sale, matured and called securities, and federal funds sold. Asset and liability management is the process of managing our balance sheet to achieve a mix of earning assets and liabilities that maximizes profitability, while providing adequate liquidity.
Our liquidity strategy is to fund loan growth with deposits, repurchase agreements and FHLB advances, and to maintain an adequate level of short- and medium-term investments to meet typical daily loan and deposit activity. Although deposit and repurchase agreement growth from customers located in our market areas has historically generally increased, this growth has not been sufficient to meet our historical substantial loan growth and provide monies for additional investing activities. To assist in providing the additional needed funds, we have regularly obtained monies from wholesale funding sources. Wholesale funds, primarily comprised of certificates of deposit from customers outside of our market areas and advances from the FHLB, totaled $1,345.6 million, or 67.9% of combined deposits and borrowed funds as of September 30, 2008. As of December 31, 2007, wholesale funds totaled $1,118.8 million, or 59.4% of combined deposits and borrowed funds.
Although local deposits have historically generally increased as new business, governmental and individual deposit relationships are established and as existing customers increase balances in their accounts, the relatively high reliance on wholesale funds will likely remain. As part of our interest rate risk management strategy, a majority of our wholesale funds have a fixed rate and mature within one year, reflecting the fact that a majority of our loans and leases have a floating rate tied to either the Prime or LIBOR rates. While this funding strategy increases inherent liquidity risk, we believe the increased liquidity risk is sufficiently mitigated by the benefits derived from an interest rate risk management standpoint. In addition, we have developed a comprehensive contingency funding plan which we believe further mitigates the increased liquidity risk.
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

MERCANTILE BANK CORPORATION

As a member of the FHLB of Indianapolis, our bank has access to the FHLB borrowing programs. At September 30, 2008, advances from the FHLB totaled $285.0 million, an increase of $105.0 million from the $180.0 million outstanding at December 31, 2007. Based on available collateral as of September 30, 2008, our bank could borrow an additional $23.6 million. Our bank has the ability to borrow money on a daily basis through a correspondent bank via an established unsecured federal funds purchased line, totaling $30.0 million as of September 30, 2008. The average balance of federal funds purchased during the first nine months of 2008 equaled $5.2 million, compared to an average $8.2 million federal funds sold position during the same time period.
During the fourth quarter of 2008, we established a line of credit through the discount window provided by the Federal Reserve Bank of Chicago. Our availability is expected to be approximately $60.0 million based on the balance of our municipal securities portfolio that will serve as collateral in the event that we do utilize the line of credit. Currently, we do not expect to use this line of credit on an ongoing basis, but rather maintain the availability as part of our contingency funding plan.
In addition to typical loan funding and deposit flow, we must maintain liquidity to meet the demands of certain unfunded loan commitments and standby letters of credit. As of September 30, 2008, our bank had a total of $412.5 million in unfunded loan commitments and $65.2 million in unfunded standby letters of credit. Of the total unfunded loan commitments, $385.7 million were commitments available as lines of credit to be drawn at any time as customers’ cash needs vary, and $26.8 million were for loan commitments expected to close and become funded within the next twelve months. We monitor fluctuations in loan balances and commitment levels and include such data in managing our overall liquidity.
We monitor our liquidity position and funding strategies on an ongoing basis, but recognize that unexpected events, changes in economic or market conditions, earnings problems, declining capital levels or situations beyond our control could cause either short or long term liquidity challenges. We have developed a comprehensive contingency funding plan that provides a framework for meeting both temporary and longer-term liquidity disruptions. Depending upon the particular circumstances of a liquidity situation, possible strategies may include obtaining funds via one or a combination of the following sources of funds: established lines of credit at a correspondent bank, the Federal Reserve Bank of Chicago and the FHLB, brokered certificate of deposit market, wholesale securities repurchase markets, issuance of term debt, sale of assets, or sale of common stock or other securities.
Capital Resources
Shareholders’ equity is a noninterest-bearing source of funds that generally provides support for asset growth. Shareholders’ equity decreased by $6.9 million during the first nine months of 2008, from $178.2 million on December 31, 2007, to $171.3 million at September 30, 2008. The decrease is primarily attributable to the net loss of $5.3 million recorded during the first nine months of 2008 and the payment of cash dividends totaling $2.3 million.
We are subject to regulatory capital requirements primarily administered by federal bank regulatory agencies. Failure to meet the various capital requirements can initiate regulatory action that could have a direct material effect on the financial statements. The capital ratios of the company and our bank as of September 30, 2008 and December 31, 2007 are disclosed under Note 11 of the Notes to Consolidated Financial Statements.

MERCANTILE BANK CORPORATION

Our and our bank’s ability to pay cash dividends is subject to limitations under various laws and regulations and to prudent and sound banking practices. We have paid three cash dividends on our common stock during 2008. On January 8, 2008, we declared a $0.15 per share cash dividend on our common stock, which was paid on March 10, 2008 to record holders as of February 8, 2008. On April 8, 2008, we declared an $0.08 per share cash dividend on our common stock, which was paid on June 10, 2008 to record holders as of May 9, 2008. On July 10, 2008, we declared a $0.04 per share cash dividend on our common stock, which was paid on September 10, 2008 to record holders as of August 8, 2008. On October 9, 2008, we declared a $0.04 per share cash dividend on our common stock, which is payable on December 10, 2008 to record holders as of November 10, 2008. While we want to maximize shareholder value, which includes the return of capital through cash dividends, given the current economic environment and its impact on our financial performance, we believe it was prudent to pay a reduced cash dividend during the second, third and fourth quarters of 2008.
Results of Operations
We recorded net income for the third quarter of 2008 of $1.1 million ($0.13 per basic and diluted share), which represents a 54.4% decrease from net income of $2.4 million ($0.28 per basic and diluted share) recorded during the third quarter of 2007. We recorded a net loss for the first nine months of 2008 of $5.3 million ($0.62 per basic and diluted share), compared with net income of $8.9 million ($1.05 per basic share and diluted share) recorded during the first nine months of 2007. Net income for the first nine months of 2007 includes a one-time $1.2 million ($0.8 million after-tax) expense associated with the financial retirement package for former Chairman and Chief Executive Officer Gerald R. Johnson Jr. which was recorded during the second quarter of 2007 in conjunction with Mr. Johnson’s retirement effective June 30, 2007. Excluding this one-time expense, net income for the first nine months of 2007 was $9.7 million ($1.14 per basic and diluted share).
The decline in net income during the third quarter of 2008 in comparison to the third quarter of 2007 is primarily the result of significantly lower net interest income, while the decline in net income during the first nine months of 2008 in comparison to the same time period in 2007 also reflects significantly lower net interest income but also includes a substantially higher provision for loan and lease losses. With our near term asset sensitive position, whereby we have a higher magnitude of assets subject to repricing than the magnitude of liabilities subject to repricing, we have experienced a decline in net interest income which has more than offset growth in earning assets. The higher provision expense depicts the deteriorating quality of certain of our commercial loans over the past 12 to 18 months, reflecting the negative impact of the distressed local, state and national economies on our borrowers’ cash flows and the reduction of collateral values.

MERCANTILE BANK CORPORATION

Interest income during the third quarter of 2008 was $29.8 million, a decrease of 18.9% from the $36.8 million earned during the third quarter of 2007. Interest income during the first nine months of 2008 was $90.9 million, a decrease of 16.5% from the $108.9 million earned during the first nine months of 2007. The reduction in interest income is primarily attributable to a declining interest rate environment and an increase in nonperforming assets, which more than offset growth in earning assets. During the third quarter of 2008, earning assets averaged $2,073.8 million, $81.7 million higher than average earning assets of $1,992.1 million during the third quarter of 2007. Average loans were up $79.7 million and average securities increased $6.9 million. During the first nine months of 2008, earning assets averaged $2,039.6 million, $69.2 million higher than average earning assets of $1,970.4 million during the same time period in 2007. Average loans were up $63.2 million and average securities increased $6.6 million. Negatively impacting interest income was the decreased yield on earning assets. During the third quarter of 2008 and 2007, earning assets had an average yield (tax equivalent-adjusted basis) of 5.77% and 7.38%, respectively. During the first nine months of 2008 and 2007, earning assets had a weighted average yield of 6.00% and 7.45%, respectively. With approximately 60% of our total loans and leases tied to Prime or LIBOR rates, our earning asset yield has been substantially impacted by the steep reduction in market interest rates since late third quarter of 2007. Between mid-September 2007 and late April 2008, the Federal Open Market Committee (“FOMC”) lowered the targeted federal funds rate by a total of 325 basis points. The resulting similar decline in the Prime and LIBOR rates, combined with an increased level of nonperforming assets, a very competitive loan and deposit environment and a flat to inverted yield curve over an extended period of time, have significantly negatively impacted our yield on earning assets and level of interest income.
The decision by the FOMC to lower the targeted federal funds rate by 50 basis points in early October 2008 will place additional pressure on our yield on earning assets and level of interest income in future periods. Although the FOMC decided to lower the targeted federal funds rate by another 50 basis points in late October 2008, we decided to keep the Mercantile Bank Prime Rate unchanged. Virtually all of our prime-based commercial floating rate loans are tied to the Mercantile Bank Prime Rate. Despite the recent 100 basis point reduction in the targeted federal funds rate, deposit rates have remained substantially unchanged. Steady deposit rates, combined with an already very low Prime Rate, have placed significant pressure on our net interest income and net interest margin, and we believed it was prudent to not lower the Mercantile Bank Prime Rate in association with the FOMC rate reduction in late October. We had $581.6 million in prime-based loans that would have declined by 50 basis points and another $40.8 million in prime-based loans that would have declined by 25 basis points if we would have lowered the Mercantile Bank Prime Rate in late October 2008. Additional future reductions in the targeted federal funds rate are forecasted by some market participants and analysts. If further reductions occur, we plan to decide then whether to change or maintain the Mercantile Bank Prime Rate.
In conjunction with our decision to not lower the Mercantile Bank Prime Rate in late October 2008, we also made the decision to terminate all of our interest rate swaps. The aggregate fair value of our interest rates swaps totaled $2.4 million, which will be accreted into interest income on loans and leases in future periods. Attention is directed to Note 9 for additional information on this decision and its impact on future period interest income.

MERCANTILE BANK CORPORATION

Interest expense during the third quarter of 2008 was $18.1 million, a decrease of 20.3% from the $22.7 million expensed during the third quarter of 2007. Interest expense during the first nine months of 2008 was $57.2 million, a decrease of 13.8% from the $66.4 million expensed during the first nine months of 2007. The reduction in interest expense is primarily attributable to a declining interest rate environment, which more than offset an increase in interest-bearing liabilities necessitated by asset growth. During the third quarter of 2008, interest-bearing liabilities averaged $1,876.3 million, $95.4 million higher than average interest-bearing liabilities of $1,780.9 million during the third quarter of 2007. Average FHLB advances were up $150.8 million and average long-term borrowings increased $15.5 million, while average interest-bearing deposits were down $76.4 million. During the first nine months of 2008, interest-bearing liabilities averaged $1,835.4 million, $72.2 million higher than average interest-bearing liabilities of $1,763.2 million during the same time period in 2007. Average FHLB advances were up $138.7 million, long-term borrowings increased $8.1 million and short-term borrowings were up $7.1 million, while average interest-bearing deposits were down $81.8 million. A decline in the cost of interest-bearing liabilities provided for a reduction of interest expense. During the third quarter of 2008 and 2007, interest-bearing liabilities had a weighted average rate of 3.83% and 5.06%, respectively. During the first nine months of 2008 and 2007, interest-bearing liabilities had a weighted average rate of 4.15% and 5.04%, respectively. The lower average cost of interest-bearing liabilities is primarily due to the decline in market interest rates.
Net interest income during the third quarter of 2008 was $11.7 million, a decline of 16.5% from the $14.1 million earned during the third quarter of 2007. Net interest income during the first nine months of 2008 was $33.7 million, a decline of 20.7% from the $42.5 million earned during the same time period in 2007. The decrease in net interest income was primarily due to a decline in the net interest margin, which more than offset the positive impact from growth in earning assets. The net interest margin during the third quarter of 2008 was 2.30%, compared to the 2.86% during the third quarter of 2007. During the first nine months of 2008, the net interest margin was 2.26%, compared to 2.94% during the same time period in 2007. The decline in our net interest margin during both time periods primarily reflects our yield on earning assets declining at a far greater rate than the reduction in our cost of funds. Our relatively high reliance on fixed rate certificates of deposit and FHLB advances results in a lagged reduction in our cost of funds in comparison to the reduction in our yield on earning assets.
The following table sets forth certain information relating to our consolidated average interest-earning assets and interest-bearing liabilities and reflects the average yield on assets and average cost of liabilities for the third quarter of 2008 and 2007. Such yields and costs are derived by dividing income or expense by the average daily balance of assets or liabilities, respectively, for the period presented. Tax-exempt securities interest income and yield have been computed on a tax equivalent basis using a marginal tax rate of 35%. Securities interest income was increased by $300,000 in the third quarter of 2008 and 2007 for this adjustment.

MERCANTILE BANK CORPORATION

	Quarters ended September 30,
	2008			2007
	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate
			(dollars in thousands)
ASSETS
Loans and leases	$1,852,848	$27,161	5.82%	$1,773,151	$34,077	7.62%
Securities	212,341	2,941	5.54	205,426	2,830	5.51
Federal funds sold	8,319	40	1.90	12,845	168	5.13
Short-term investments	279	1	1.00	653	5	4.50

Total interest-earning assets	2,073,787	30,143	5.77	1,992,075	37,080	7.38

Allowance for loan and lease losses	(32,358)			(23,508)
Other assets	131,430			128,030

Total assets	$2,172,859			$2,096,597

LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing deposits	$1,440,508	$14,180	3.91%	$1,516,905	$19,357	5.06%
Short-term borrowings	97,833	483	1.96	92,323	900	3.87
FHLB advances	285,777	2,839	3.89	135,000	1,759	5.10
Long-term borrowings	52,222	613	4.59	36,694	713	7.60

Total interest-bearing liabilities	1,876,340	18,115	3.83	1,780,922	22,729	5.06

Noninterest-bearing deposits	110,036			115,248
Other liabilities	17,242			23,946
Shareholders’ equity	169,241			176,481

Total liabilities and shareholders’ equity	$2,172,859			$2,096,597

Net interest income		$12,028			$14,351

Net interest rate spread			1.94%			2.32%

Net interest rate margin on average assets			2.20%			2.72%

Net interest margin on earning assets			2.30%			2.86%

Provisions for loan and lease losses during the third quarter of 2008 were $1.9 million, compared to $2.8 million during the third quarter of 2007. Provisions for loan and lease losses during the first nine months of 2008 were $17.2 million, compared to $6.2 million that was expensed during the same time period in 2007. The increased provisions in year-to-date 2008 primarily reflect a higher volume of net loan and lease charge-offs and the need to increase the allowance to account for identified weaknesses in parts of our loan and lease portfolio generally resulting from the distressed local, state and national economies. We were witnessing the impact of the declining economic environment not only on residential real estate development that we saw throughout 2007, but on other sectors as well. Our real estate collateral values, both residential and commercial, have deteriorated and the cash flow of some of our borrowers is increasingly strained. As a result, during the first six months of 2008 we downgraded numerous commercial loan relationships, which in turn necessitated the sizable provision for loan and lease losses.

MERCANTILE BANK CORPORATION

Our provisions for loan and lease losses were considerably lower during the third quarter of 2008 in relation to the first and second quarters of 2008. While we continued to face a distressed operating environment during the third quarter of 2008, we experienced a marked slowdown in borrowing relationships that deteriorated to nonperforming status. In addition, we saw notable improvement in a number of larger commercial loan relationships. Although we experienced a small net increase in the level of nonperforming assets during the third quarter, the rate of increase was considerably lower than over the past few quarters.
Net loan and lease charge-offs in the third quarter of 2008 were $4.3 million, or an annualized 0.91% of average total loans and leases, compared to $4.3 million (0.95%) and $5.0 million (1.11%) during the second and first quarters of 2008, respectively. Net loan and lease charge-offs associated with commercial-related loans and residential-related loans totaled $3.6 million and $0.7 million during the third quarter of 2008, and $10.0 million and $3.6 million during the first nine months of 2008, respectively. Gross loan and lease charge-offs totaled $4.5 million during the third quarter of 2008, of which approximately $3.0 million, or 66%, reflect the charge-off of specific reserves that were created through provisions for loan and lease losses in prior quarters. The allowance, as a percentage of total loans and leases outstanding, was 1.58% as of September 30, 2008, compared to 1.43% as of December 31, 2007 and 1.38% as of September 30, 2007.
In each reporting period, we adjust the allowance to the amount we believe is necessary to maintain the allowance at adequate levels. Through the loan and lease review and credit departments, we attempt to allocate specific portions of the allowance based on specifically identifiable problem loans and leases. The evaluation of the allowance is further based on, but not limited to, consideration of the internally prepared Reserve Analysis, composition of the loan and lease portfolio, third party analysis of the loan and lease administration processes and loan and lease portfolio and general economic conditions. In addition, the historically strong commercial loan growth and expansions into new markets are taken into account.
The Reserve Analysis, used since our inception and completed monthly, applies reserve allocation factors to outstanding loan and lease balances to calculate an overall allowance dollar amount. For commercial loans and leases, which continue to comprise a vast majority of our total loans and leases, reserve allocation factors are based upon the loan ratings as determined by our standardized grade paradigms. For retail loans, reserve allocation factors are based on the type of credit. Adjustments for specific loan relationships, including impaired loans and leases, are made on a case-by-case basis. The reserve allocation factors are primarily based on the recent levels and historical trends of net loan and lease charge-offs and nonperforming assets, the comparison of the recent levels and historical trends of net loan and lease charge-offs and nonperforming assets with a customized peer group consisting of ten similarly-sized publicly traded banking organizations conducting business in the states of Michigan, Illinois, Indiana or Ohio, the review and consideration of our loan and lease migration analysis and the experience of senior management making and administering similar loans and leases over a period of many years. We regularly review the Reserve Analysis and make adjustments periodically based upon identifiable trends and experience.

MERCANTILE BANK CORPORATION

Noninterest income during the third quarter of 2008 was $1.82 million, an increase of 20.6% over the $1.51 million earned during the third quarter of 2007. Noninterest income during the first nine months of 2008 was $5.47 million, an increase of 26.0% over the $4.34 million earned during the same time period in 2007. Service charge income on deposits and repurchase agreements increased $288,000 (24.3%), and income from mortgage banking activities increased $175,000 (51.3%) during the first nine months of 2008 when compared to the same time period during 2007, the former primarily reflecting a decrease in the earnings credit rate and improved collection of overdraft service charges, with the latter primarily reflecting a higher volume of refinance activity due to the lower interest rate environment. Earnings on bank owned life insurance policies increased $381,000 (41.1%) during the first nine months of 2008 when compared to the first nine months of 2007, primarily resulting from increased investments and improved yields. We recorded increased fee income in virtually all other major fee income categories.
Noninterest expense during the third quarter of 2008 was $10.5 million, an increase of 9.9% over the $9.6 million expensed during the third quarter of 2007. Noninterest expense during the first nine months of 2008 was $31.6 million, an increase of 11.5% over the $28.3 million expensed during the same time period in 2007. Employee salary and benefit expenses were $0.2 million higher during the third quarter of 2008 than the level expensed during the third quarter of 2007, but were $0.3 million lower during the first nine months of 2008 than the level expensed during the first nine months of 2007. The salary and benefit expenses for the first nine months of 2007 include a one-time $1.2 million expense associated with the financial retirement package for former Chairman and Chief Executive Officer Gerald R. Johnson, Jr., in conjunction with Mr. Johnson’s retirement effective June 30, 2007. If this expense is excluded, our employee salary and benefit expenses were up $0.9 million during the first nine months of 2008 when compared to the same time period in 2007. The adjusted increases during both time periods primarily reflect the hiring of additional staff related to our expansion in Oakland County in late 2007 and annual pay raises. Costs associated with the administration and resolution of problem assets, including legal costs, property tax payments, appraisal fees and write-downs on foreclosed properties, totaled $2.3 million during the first nine months of 2008, compared to $0.6 million during the same time period in 2007. FDIC deposit insurance assessments totaled $1.0 million during the first nine months of 2008, compared to $0.4 million during the first nine months of 2007. The FDIC recently issued a proposal to modify the current deposit insurance assessment methodology, which if approved, would result in additional expense starting January 1, 2009.
Due to our loss before federal income tax expense during the first two quarters of 2008 and the first nine months of 2008, we recorded a relatively small federal income tax expense during the third quarter of 2008 and a federal income tax benefit during the first nine months of 2008. During the third quarter of 2008, we recorded net income before federal income tax of $1.1 million and a federal income tax expense of $0.1 million, compared to net income before federal income tax of $3.2 million and federal income tax expense of $0.8 million during the third quarter of 2007. During the first nine months of 2008, we recorded a loss before federal income tax of $9.7 million and a federal income tax benefit of $4.4 million, compared to net income before federal income tax of $12.3 million and federal income tax expense of $3.4 million during the same time period in 2007. Our effective tax rate during the third quarter of 2008 was 4.7%, compared to 25.8% during the third quarter of 2007. Our effective tax rate during the first nine months was (45.4%), compared to 27.9% during the same time period in 2007. The differences in effective tax rates primarily reflect the significant difference in income before federal income tax expense (benefit), and the relationship of tax-exempt income to income (loss) before federal income tax expense (benefit).

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
Evaluating the exposure to changes in interest rates includes assessing both the adequacy of the process used to control interest rate risk and the quantitative level of exposure. Our interest rate risk management process seeks to ensure that appropriate policies, procedures, management information systems and internal controls are in place to maintain interest rate risk at prudent levels with consistency and continuity. In evaluating the quantitative level of interest rate risk, we assess the existing and potential future effects of changes in interest rates on our financial condition, including capital adequacy, earnings, liquidity and asset quality. Our interest rate risk policy provides for the use of certain derivative instruments and hedging activities to aid in managing interest rate risk to within policy parameters. During the first nine months of 2008, we entered into interest rate swaps to convert the variable rate cash flows on certain of our prime-based commercial loans to a fixed rate of interest. Further discussion of our use of, and the accounting for, interest rate swaps is included in Notes 1 and 9 to the Consolidated Financial Statements.

MERCANTILE BANK CORPORATION

We use two interest rate risk measurement techniques. The first, which is commonly referred to as GAP analysis, measures the difference between the dollar amounts of interest sensitive assets and liabilities that will be refinanced or repriced during a given time period. A significant repricing gap could result in a negative impact to our net interest margin during periods of changing market interest rates. The following table depicts our GAP position as of September 30, 2008 (dollars in thousands):

	Within	Three to	One to	After
	Three	Twelve	Five	Five
	Months	Months	Years	Years	Total
Assets:
Commercial loans and leases (1)	$965,895	$75,205	$622,157	$60,299	$1,723,556
Residential real estate loans	60,489	11,955	55,479	13,611	141,534
Consumer loans	1,617	735	2,810	547	5,709
Investment securities (2)	26,761	1,383	42,194	153,364	223,702
Federal funds sold	4,820	0	0	0	4,820
Short-term investments	87	0	0	0	87
Allowance for loan and lease losses	0	0	0	0	(29,511)
Other assets	0	0	0	0	137,462

Total assets	1,059,669	89,278	722,640	227,821	2,207,359

Liabilities:
Interest-bearing checking	47,023	0	0	0	47,023
Savings	54,885	0	0	0	54,885
Money market accounts	15,566	0	0	0	15,566
Time deposits < $100,000	51,664	104,201	39,306	0	195,171
Time deposits $100,000 and over	359,923	629,627	164,364	0	1,153,914
Short-term borrowings	105,986	0	0	0	105,986
FHLB advances	25,000	50,000	210,000	0	285,000
Long-term borrowings	37,383	0	15,000	0	52,383
Noninterest-bearing checking	0	0	0	0	109,154
Other liabilities	0	0	0	0	16,929

Total liabilities	697,430	783,828	428,670	0	2,036,011
Shareholders’ equity	0	0	0	0	171,348

Total sources of funds	697,430	783,828	428,670	0	2,207,359

Net asset (liability) GAP	$362,239	$(694,550)	$293,970	$227,821

Cumulative GAP	$362,239	$(332,311)	$(38,341)	$189,480

Percent of cumulative GAP to total assets	16.4%	(15.1)%	(1.7)%	8.6%

(1)	Floating rate loans that are currently at interest rate floors are treated as fixed rate loans and are reflected using maturity date and not next repricing date.

(2)	Mortgage-backed securities are categorized by expected final maturities based upon prepayment trends as of September 30, 2008.

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
We conducted multiple simulations as of September 30, 2008, whereby it was assumed that changes in market interest rates occurred ranging from up 200 basis points to down 200 basis points in equal quarterly instalments over the next twelve months. The following table reflects the suggested impact on our net interest income over the next twelve months, which is well within our policy parameters established to manage and monitor interest rate risk.

	Dollar Change In	Percent Change In
Interest Rate Scenario	Net Interest Income	Net Interest Income
Interest rates down 200 basis points	$(15,000)	0.0%
Interest rates down 100 basis points	1,955,000	4.2
No change in interest rates	3,536,000	7.5
Interest rates up 100 basis points	5,172,000	11.0
Interest rates up 200 basis points	6,774,000	14.5
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
Item 4. Controls and Procedures
As of September 30, 2008, an evaluation was performed under the supervision of and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of September 30, 2008. There have been no significant changes in our internal controls over financial reporting during the quarter ended September 30, 2008 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings
From time to time, we may be involved in various legal proceedings that are incidental to our business. In our opinion, we are not a party to any current legal proceedings that are material to our financial condition, either individually or in the aggregate.
Item 1A. Risk Factors
In addition to the risk factors disclosed in our annual report on Form 10-K for the year ended December 31, 2007, the following risk factors could affect our business, financial condition or results of operations.
Difficult market conditions have adversely affected our industry.
Dramatic declines in the housing market over the past year, with falling home prices and increasing foreclosures, unemployment and under-employment, have negatively impacted the credit performance of real estate related loans and resulted in significant write-downs of asset values by financial institutions. These write-downs, initially of asset-backed securities but spreading to other securities and loans, have caused many financial institutions to seek additional capital, to reduce or eliminate dividends, to merge with larger and stronger institutions and, in some cases, to fail. Reflecting concern about the stability of the financial markets generally and the strength of counterparties, many lenders and institutional investors have reduced or ceased providing funding to borrowers, including to other financial institutions. This market turmoil and tightening of credit have led to an increased level of commercial and consumer delinquencies, lack of consumer confidence, increased market volatility and widespread reduction of business activity generally. The resulting economic pressure on consumers and lack of confidence in the financial markets has adversely affected our business, financial condition and results of operations. Market developments may affect consumer confidence levels and may cause adverse changes in payment patterns, causing increases in delinquencies and default rates, which may impact our charge-offs and provision for credit losses. A worsening of these conditions would likely exacerbate the adverse effects of these difficult market conditions on us and others in the financial institutions industry.
Current levels of market volatility are unprecedented.
The capital and credit markets have been experiencing volatility and disruption for more than 12 months. Recently, the volatility and disruption have reached unprecedented levels. In some cases, the markets have produced downward pressure on stock prices and credit availability for certain issuers without regard to those issuers’ underlying financial strength. If current levels of market disruption and volatility continue or worsen, there can be no assurance that we will not experience an adverse effect, which may be material, on our ability to access capital and on our business, financial condition and results of operations.
The soundness of other financial institutions could adversely affect us.
Our ability to engage in routine funding transactions could be adversely affected by the actions and commercial soundness of other financial institutions. Financial services institutions are interrelated as a result of trading, clearing, counterparty or other relationships. We have exposure to many different industries and counterparties, and we routinely execute transactions with counterparties in the financial industry. As a result, defaults by, or even rumors or questions about, one or more financial services institutions, or the financial services industry generally, have led to market-wide liquidity problems and could lead to losses or defaults by us or by other institutions. Many of these transactions expose us to credit risk in the event of default of our counterparty or client. In addition, our credit risk may be exacerbated when the collateral held by us cannot be realized upon or is liquidated at prices not sufficient to recover the full amount of the financial instrument exposure due us. There is no assurance that any such losses would not materially and adversely affect our results of operations.

There can be no assurance that recently enacted legislation will stabilize the U.S. financial system.
On October 3, 2008, President Bush signed into law the Emergency Economic Stabilization Act of 2008 (the “EESA”). The legislation was the result of a proposal by Treasury Secretary Henry Paulson to the U.S. Congress in response to the financial crises affecting the banking system and financial markets and threats to investment banks and other financial institutions. Pursuant to the EESA, the U.S. Treasury will have the authority to, among other things, purchase up to $700 billion of mortgages, mortgage-backed securities and certain other financial instruments from financial institutions for the purpose of stabilizing and providing liquidity to the U.S. financial markets. On October 14, 2008, the U.S. Department of Treasury announced a program under the EESA pursuant to which it would make senior preferred stock investments in participating financial institutions (the “TARP Capital Purchase Program”). On October 14, 2008, the Federal Deposit Insurance Corporation announced the development of a guarantee program under the systemic risk exception to the Federal Deposit Act (“FDA”) pursuant to which the FDIC would offer a guarantee of certain financial institution indebtedness in exchange for an insurance premium to be paid to the FDIC by issuing financial institutions (the “FDIC Temporary Liquidity Guarantee Program”). There can be no assurance, however, as to the actual impact that the EESA and its implementing regulations, the FDIC programs, or any other governmental program will have on the financial markets. The failure of the EESA, the FDIC, or the U.S. Government to stabilize the financial markets and a continuation or worsening of current financial market conditions could materially and adversely affect our business, financial condition, results of operations, access to credit or the trading price of our common stock.
The impact on us of recently enacted legislation, in particular the Emergency Economic Stabilization Act of 2008 and its implementing regulations, and actions by the FDIC, cannot be predicted at this time.
The programs established or to be established under the EESA and Troubled Asset Relief Program may have adverse effects upon us. We may face increased regulation of our industry. Compliance with such regulation may increase our costs and limit our ability to pursue business opportunities. Also, participation in specific programs may subject us to additional restrictions. For example, participation in the TARP Capital Purchase Program would limit (without the consent of the Department of Treasury) our ability to increase our dividend or to repurchase our common stock for so long as any securities issued under such program remain outstanding. It would also subject us to additional executive compensation restrictions. Similarly, programs established by the FDIC under the systemic risk exception of the FDA, whether we participate or not, may have an adverse effect on us. Participation in the FDIC Temporary Liquidity Guarantee Program likely will require the payment of additional insurance premiums to the FDIC. We may be required to pay significantly higher Federal Deposit Insurance Corporation premiums even if we do not participate in the FDIC Temporary Liquidity Guarantee Program because market developments have significantly depleted the insurance fund of the FDIC and reduced the ratio of reserves to insured deposits. The effects of participating or not participating in any such programs, and the extent of our participation in such programs cannot reliably be determined at this time.
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

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 5, 2008.

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