Form 10-K
period 2008-12-31
MERCANTILE BANK CORP
filed 2009-03-12
CIK 1042729

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number 000-26719
MERCANTILE BANK CORPORATION

(Exact name of registrant as specified in its charter)

Michigan	38-3360865

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

310 Leonard Street NW, Grand Rapids, Michigan	49504

(Address of principal executive offices)	(Zip Code)
(616) 406-3000

(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class Common Stock	Name of each exchange on which registered The Nasdaq Stock Market LLC
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
     The aggregate value of the common equity held by non-affiliates (persons other than directors and executive officers) of the registrant, computed by reference to the closing price of the common stock as of the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $56.2 million.
     As of February 2, 2009, there were issued and outstanding 8,592,730 shares of the registrant’s common stock.
DOCUMENTS INCORPORATED BY REFERENCE
     Portions of the proxy statement for the 2009 annual meeting of shareholders (Portions of Part III).

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
Our Bank
     Our bank is a state banking company that operates under the laws of the State of Michigan, pursuant to a charter issued by the Michigan Office of Financial and Insurance Regulation. Our bank’s deposits are insured to the maximum extent permitted by law by the Federal Deposit Insurance Corporation (“FDIC”). Our bank’s primary service area is the Kent and Ottawa County areas of West Michigan, which includes the City of Grand Rapids, the second largest city in the State of Michigan. In addition, our bank opened new offices in the cities of East Lansing and Ann Arbor, Michigan, during 2005, and in Novi, Michigan, during 2007.
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

2.

     Our bank makes secured and unsecured commercial, construction, mortgage and consumer loans, and accepts checking, savings and time deposits. Our bank owns seven automated teller machines (“ATM”), located at our branch locations in Grand Rapids, Holland and East Lansing, that participate in the MAC, NYCE and PLUS regional network systems, as well as other ATM networks throughout the country. Our bank also enables customers to conduct certain loan and deposit transactions by telephone and personal computer. Courier service is provided to certain commercial customers, and safe deposit facilities are available at our branch locations in Grand Rapids, Holland and East Lansing. Our bank does not have trust powers. In December 2001, our bank entered into a joint brokerage services and marketing agreement with Raymond James Financial Services, Inc. to make available to its customers financial planning, retail brokerage, equity research, insurance and annuities, retirement planning, trust services and estate planning. The joint brokerage services and marketing agreement was terminated during the first quarter 2009.
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
The Mercantile Trust
     In 2004, we formed the Mercantile trust, a Delaware business trust. Mercantile trust’s business and affairs are conducted by its property trustee, a Delaware trust company, and three individual administrative trustees who are employees and officers of the company. Mercantile trust was established for the purpose of issuing and selling its Series A and Series B trust preferred securities and common securities, and used the proceeds from the sales of those securities to acquire Series A and Series B Floating Rate Notes issued by the company. Substantially all of the net proceeds received by the company from the Series A transaction were used to redeem the trust preferred securities that had been issued by MBWM Capital Trust I in September 1999. We established MBWM Capital Trust I in 1999 to issue the trust preferred securities that were redeemed. Substantially all of the net proceeds received by the company from the Series B transaction were contributed to our bank as capital. The Series A and Series B Floating Rate Notes are categorized on our consolidated financial statements as subordinated debentures. Additional information regarding Mercantile trust is incorporated by reference to “Note 17 — Subordinated Debentures” and “Note 18 — Regulatory Matters” of the Notes to Consolidated Financial Statements included in this Annual Report.

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

4.

     With respect to the acquisition of banking organizations, we are generally required to obtain the prior approval of the Federal Reserve Board before we can acquire all or substantially all of the assets of any bank, or acquire ownership or control of any voting shares of any bank or bank holding company, if, after the acquisition, we would own or control more than 5% of the voting shares of the bank or bank holding company. Acquisitions of banking organizations across state lines are subject to restrictions imposed by Federal and state laws and regulations.
Employees
     As of December 31, 2008, we and our bank employed 269 full-time and 71 part-time persons. Management believes that relations with employees are good.
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

5.

     Working capital loans are often structured as a line of credit and are reviewed periodically in connection with the borrower’s year-end financial reporting. These loans are generally secured by substantially all of the assets of the borrower, and have an interest rate tied to the Mercantile Prime Rate. Loans and leases for machinery and equipment purposes typically have a maturity of three to five years and are fully amortizing, while commercial real estate loans are usually written with a five-year maturity and amortize over a 15 to 20 year period. Commercial loans and leases typically have an interest rate that is fixed to maturity or is tied to the Mercantile Prime Rate.
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
     Our bank has a home equity line of credit program. Home equity credit is generally secured by either a first or second mortgage on the borrower’s primary residence. The program provides revolving credit at a rate tied to the Wall Street Journal Prime Rate.
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
     Loans and leases are placed in a nonaccrual status when, in our opinion, uncertainty exists as to the ultimate collection of principal and interest. As of December 31, 2008, loans and leases placed in nonaccrual status totaled $47.9 million, or 2.58% of total loans and leases. As of the same date, loans and leases past due 90 days or more and still accruing interest totaled $1.4 million, or 0.07% of total loans and leases.
     Additional detail and information relative to the loan and lease portfolio is incorporated by reference to Management’s Discussion and Analysis of Financial Condition and Results of Operation (“Management’s Discussion and Analysis”) and Note 3 of the Consolidated Financial Statements in this Annual Report.
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
     The Reserve Analysis, used since our inception and completed monthly, applies reserve allocation factors to outstanding loan and lease balances to calculate an overall allowance dollar amount. For commercial loans and leases, which continue to comprise the vast majority of our total loans and leases, reserve allocation factors are based upon the loan ratings as determined by our standardized grade paradigms. For retail loans, reserve allocation factors are based upon the type of credit. Adjustments for specific lending relationships, including impaired loans and leases, are made on a case-by-case basis. The reserve allocation factors are primarily based on the recent levels and historical trends of net loan charge-offs and non-performing assets, the comparison of the recent levels and historical trends of net loan charge-offs and non-performing assets with a customized peer group consisting of ten similarly-sized publicly traded banking organizations conducting business in the states of Michigan, Illinois, Indiana or Ohio, the review and consideration of our loan and lease migration analysis and the experience of senior management making similar loans and leases for an extensive period of time. We regularly review the Reserve Analysis and make adjustments periodically based upon identifiable trends and experience.
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
     Additional detail regarding the allowance is incorporated by reference to Management’s Discussion and Analysis and Note 3 of the Notes to Consolidated Financial Statements of the Company included in this Annual Report.
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

8.

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
     Additional detail and information relative to the securities portfolio is incorporated by reference to Management’s Discussion and Analysis and Note 2 of the Notes to Consolidated Financial Statements included in this Annual Report.
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

9.

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
     Dramatic declines in the housing market over the past two years, with falling home prices and increasing foreclosures, unemployment and under-employment, have negatively impacted the credit performance of real estate related loans and resulted in significant write-downs of asset values by financial institutions. These write-downs, initially of asset-backed securities but spreading to other securities and loans, have caused many financial institutions to seek additional capital, to reduce or eliminate dividends, to merge with larger and stronger institutions and, in some cases, to fail. Reflecting concern about the stability of the financial markets generally and the strength of counterparties, many lenders and institutional investors have reduced or ceased providing funding to borrowers, including to other financial institutions. This market turmoil and tightening of credit have led to an increased level of commercial and consumer delinquencies, lack of consumer confidence, increased market volatility and widespread reduction of business activity generally. The resulting economic pressure on consumers and lack of confidence in the financial markets has adversely affected our business, financial condition and results of operations. Market developments may affect consumer confidence levels and may cause adverse changes in payment patterns, causing increases in delinquencies and default rates, which may impact our charge-offs and provision for credit losses. A worsening of these conditions would likely exacerbate the adverse effects of these difficult market conditions on us and others in the financial institutions industry.
Current levels of market volatility are unprecedented.
     The capital and credit markets have been experiencing volatility and disruption for more than 12 months. In more recent months, the volatility and disruption have reached unprecedented levels. In some cases, the markets have produced downward pressure on stock prices and credit availability for certain issuers without apparent regard to those issuers’ underlying financial strength. The current levels of market disruption and volatility have an adverse effect, which may be material, on our ability to access capital and on our business, financial condition and results of operations.
Adverse changes in economic conditions or interest rates may negatively affect our earnings, capital and liquidity.
     The results of operations for financial institutions, including our bank, may be materially and adversely affected by changes in prevailing local and national economic conditions, including declines in real estate market values and the related declines in value of our real estate collateral, rapid increases or decreases in interest rates and changes in the monetary and fiscal policies of the federal government. Our profitability is heavily influenced by the spread between the interest rates we earn on loans and investments and the interest rates we pay on deposits and other interest-bearing liabilities. Substantially all of our loans are to businesses and individuals in western, south central, or southeastern Michigan, and the decline in the economy of these areas has adversely affected us. Additional stresses on our financial condition are likely given the deteriorated economic conditions within our markets. Like most banking institutions, our net interest spread and margin will be affected by general economic conditions and other factors that influence market interest rates and our ability to respond to changes in these rates. At any given time, our assets and liabilities may be such that they will be affected differently by a given change in interest rates.

10.

The soundness of other financial institutions could adversely affect us.
     Our ability to engage in routine funding transactions could be adversely affected by the actions and commercial soundness of other financial institutions. Financial services institutions are interrelated as a result of trading, clearing, counterparty or other relationships. We have exposure to many different industries and counterparties, and we routinely execute transactions with counterparties in the financial industry. As a result, defaults by, or even rumors or questions about, one or more financial services institutions, or the financial services industry generally, have led to market-wide liquidity problems and could lead to losses or defaults by us or by other institutions. Even routine funding transactions expose us to credit risk in the event of default of our counterparty or client. In addition, our credit risk may be exacerbated when the collateral held by us cannot be realized upon or is liquidated at prices not sufficient to recover the full amount of the financial instrument exposure due us. There is no assurance that any such losses would not materially and adversely affect our results of operations.
There can be no assurance that recently enacted legislation will stabilize the U.S. financial system.
     On October 3, 2008, President Bush signed into law the Emergency Economic Stabilization Act of 2008 (the “EESA”). The legislation was the result of a proposal by Treasury Secretary Henry Paulson to the U.S. Congress in response to the financial crisis affecting the banking system, financial markets, and other financial institutions. Among other things, the EESA established the Troubled Asset Relief Program, or TARP. Under TARP, the U.S. Treasury was given the authority, among other things, to purchase up to $700 billion of mortgages, mortgage-backed securities and certain other financial instruments from financial institutions and others for the purpose of stabilizing and providing liquidity to the U.S. financial markets. On October 14, 2008, the U.S. Treasury announced a program under the EESA pursuant to which it would make senior preferred stock investments in qualifying financial institutions (the “TARP Capital Purchase Program”). Also on October 14, 2008, the Federal Deposit Insurance Corporation announced the development of a guarantee program under the systemic risk exception to the Federal Deposit Insurance Act pursuant to which the FDIC would, among other things, offer a guarantee of certain financial institution indebtedness in exchange for an insurance premium to be paid to the FDIC by issuing financial institutions (the “FDIC Temporary Liquidity Guarantee Program”). On February 17, 2009, President Obama signed into law the American Recovery and Reinvestment Act of 2009 (the “ARRA”), a further package of economic stimulus measures. In addition, Treasury Secretary Geithner has announced further measures to address the crisis in the financial services sector. There can be no assurance, however, as to the actual impact that the EESA, the ARRA, their respective implementing regulations, the programs of the FDIC or any other governmental agency, or any further legislation, will have on the financial markets. The failure to stabilize the financial markets, and a continuation or worsening of current financial market conditions, could materially and adversely affect our business, financial condition, results of operations, access to credit or the trading price of our common stock.
The impact on us of recently enacted legislation, in particular the Emergency Economic Stabilization Act of 2008 and its implementing regulations, and actions by the FDIC, cannot be predicted at this time.
     The programs established or to be established under the EESA and TARP or other legislation may have adverse effects upon us. We may face increased regulation of our industry. Compliance with such regulation may increase our costs and limit our ability to pursue business opportunities. Also, participation in specific programs may subject us to additional restrictions. For example, participation in the TARP Capital Purchase Program would limit (without the consent of the U.S. Treasury) our ability to increase our dividend or to repurchase our common stock for so long as any securities issued by us under such program remained outstanding. It would also subject us to additional executive compensation restrictions. The effects of participating or not participating in any such programs, and the extent of our participation in such programs, cannot reliably be determined at this time.

11.

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
     In addition, we continue to depend on our city and regional presidents and key commercial loan officers. Our city and regional presidents and several of our commercial loan officers are responsible, or share responsibility, for generating and managing a significant portion of our commercial loan and lease portfolio. Our success can be attributed in large part to the relationships these officers as well as members of our management team have developed and are able to maintain with our customers as we continue to implement our community banking philosophy. The loss of any of these commercial loan officers could adversely affect our loan and lease portfolio and performance, and our ability to generate new loans and leases. Many of our key employees have signed agreements with us agreeing not to compete with us in one or more of our markets for specified time periods if they leave employment with us.
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

12.

Future sales of our common stock or other securities may dilute the value of our common stock.
     In many situations, our Board of Directors has the authority, without any vote of our shareholders, to issue shares of our authorized but unissued preferred or common stock, including shares authorized and unissued under our Stock Incentive Plan of 2006. In the future, we may issue additional securities, through public or private offerings, in order to raise additional capital. Any such issuance would dilute the percentage of ownership interest of existing shareholders and may dilute the per share book value of the common stock. In addition, option holders under our stock-based incentive plans may exercise their options at a time when we would otherwise be able to obtain additional equity capital on more favorable terms.
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

13.

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

14.

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
     We have paid a quarterly cash dividend each quarter beginning with the first quarter of 2003. While we expect to continue paying cash dividends, there is no assurance that we will continue to do so.
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
Item 1B. Unresolved Staff Comments
     We have received no written comments regarding our periodic or current reports from the staff of the Securities and Exchange Commission that were issued 180 days or more before the end of our 2008 fiscal year and that remain unresolved.
Item 2. Properties.
     During 2005, our bank placed into service a new four-story facility located approximately two miles north from the center of downtown Grand Rapids. This facility serves as our headquarters and our bank’s main office, and houses the administration function, our bank’s commercial lending and review function, our bank’s loan operations function, a full service branch, and portions of our bank’s retail lending and business development function. The facility consists of approximately 55,000 square feet of usable space and contains multiple drive-through lanes with ample parking. The land and building are owned by our real estate company. The address of this facility is 310 Leonard Street NW, Grand Rapids, Michigan.
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

15.

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

16.

Item 4. Submission of Matters to a Vote of Security Holders.
     None
PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
     Our common stock is traded on the Nasdaq Global Select Market under the symbol “MBWM”. At February 10, 2009, there were 393 record holders of our common stock. In addition, we estimate that there were approximately 4,000 beneficial owners of our common stock who own their shares through brokers or banks.
     The following table shows the high and low sales prices for our common stock as reported by the Nasdaq Global Select Market for the periods indicated and the quarterly cash dividends paid by us during those periods. Applicable prices have been adjusted for the 5% stock dividend paid on May 4, 2007.

	High	Low	Dividend

2008
First Quarter	$16.19	$10.19	$0.15
Second Quarter	11.40	7.10	0.08
Third Quarter	10.09	4.82	0.04
Fourth Quarter	9.69	4.00	0.04

2007
First Quarter	$36.62	$29.30	$0.13
Second Quarter	31.43	26.59	0.14
Third Quarter	27.40	19.86	0.14
Fourth Quarter	22.70	14.49	0.14
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
     On January 8, 2009, we declared a $0.04 per share cash dividend on our common stock, payable on March 10, 2009 to record holders as of February 10, 2009. We currently expect to continue to pay a quarterly cash dividend, although there can be no assurance that we will continue to do so.
Issuer Purchases of Equity Securities
     We did not purchase any shares of our common stock during the fourth quarter of 2008.

17.

Shareholder Return Performance Graph
     Set forth below is a line graph comparing the yearly percentage change in the cumulative total shareholder return on our common stock (based on the last reported sales price of the respective year) with the cumulative total return of the Nasdaq Composite Index and the SNL Nasdaq Bank Index from December 31, 2003 through December 31, 2008. The following is based on an investment of $100 on December 31, 2003 in our common stock, the Nasdaq Composite Index and the SNL Nasdaq Bank Index, with dividends reinvested where applicable.

	Period Ending
Index	12/31/03	12/31/04	12/31/05	12/31/06	12/31/07	12/31/08

Mercantile Bank Corporation	100.00	114.78	118.66	123.62	54.67	15.60
NASDAQ Composite	100.00	108.59	110.08	120.56	132.39	78.72
SNL Bank NASDAQ	100.00	114.61	111.12	124.75	97.94	71.13
Item 6. Selected Financial Data.
     The Selected Financial Data on page F-3 in this Annual Report is incorporated here by reference.

18.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation.
     Management’s Discussion and Analysis included in this Annual Report is incorporated here by reference.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
     The information under the heading “Market Risk Analysis” included in this Annual Report is incorporated here by reference.
Item 8. Financial Statements and Supplementary Data.
     The Consolidated Financial Statements, Notes to Consolidated Financial Statements and the Reports of Independent Registered Public Accounting Firm included in this Annual Report are incorporated here by reference.
Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.
     None
Item 9A. Controls and Procedures.
     As of December 31, 2008, an evaluation was performed under the supervision of and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of December 31, 2008.
     There have been no significant changes in our internal controls over financial reporting during the quarter ended December 31, 2008, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
     Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2008. This evaluation was based on criteria for effective internal control over financial reporting described in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control — Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2008. Refer to page F-32 for management’s report.
     Our independent registered public accounting firm has issued an audit report on our internal control over financial reporting which is included in this Annual Report.
Item 9B. Other Information.
     None

19.

PART III
Item 10. Directors, Executive Officers and Corporate Governance.
     The information presented under the captions “Election of Directors,” “Executive Officers,” “Section 16(a) Beneficial Ownership Reporting Compliance” and “Corporate Governance — Code of Ethics” in the definitive Proxy Statement of Mercantile for our April 23, 2009 Annual Meeting of Shareholders (the “Proxy Statement”), a copy of which will be filed with the Securities and Exchange Commission before the meeting date, is incorporated here by reference.
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

20.

Equity Compensation Plan Information
     The following table summarizes information, as of December 31, 2008, relating to compensation plans under which equity securities are authorized for issuance.

			Number of securities
			remaining available for
			future issuance under
	Number of securities to	Weighted average	equity compensation
	be issued upon exercise	exercise price of	plans (excluding
	of outstanding options,	outstanding options,	securities reflected in
Plan Category	warrants and rights	warrants and rights	column (a))
	(a)	(b)	(c)

Equity compensation plans approved by security holders (1)	325,434	$20.49	396,000 (2)
Equity compensation plans not approved by security holders	0	0	0
Total	325,434	$20.49	396,000

(1)	These plans are Mercantile’s 1997 Employee Stock Option Plan, 2000 Employee Stock Option Plan, 2004 Employee Stock Option Plan, Independent Director Stock Option Plan and the Stock Incentive Plan of 2006.

(2)	These securities are available under the Stock Incentive Plan of 2006. Incentive awards may include, but are not limited to, stock options, restricted stock, stock appreciation rights and stock awards.
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

21.

PART IV
Item 15. Exhibits and Financial Statement Schedules
(a) (1) Financial Statements. The following financial statements and reports of independent registered public accounting firms of Mercantile Bank Corporation and its subsidiaries are filed as part of this report:
Report of Independent Registered Public Accounting Firm dated March 11, 2009 — BDO Seidman, LLP

Report of Independent Registered Public Accounting Firm dated February 20, 2007 — Crowe Horwath LLP

Consolidated Balance Sheets -— December 31, 2008 and 2007

Consolidated Statements of Income for each of the three years in the period ended December 31, 2008

Consolidated Statements of Changes in Shareholders’ Equity for each of the three years in the period ended December 31, 2008

Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 2008

Notes to Consolidated Financial Statements

The consolidated financial statements, the notes to the consolidated financial statements, and the reports of independent registered public accounting firm listed above are incorporated by reference in Item 8 of this report.

(2)	Financial Statement Schedules

Not applicable
(b)	Exhibits:

EXHIBIT NO.	EXHIBIT DESCRIPTION

3.1	Our Articles of Incorporation are incorporated by reference to exhibit 3.1 of our Form 10-Q for the quarter ended June 30, 2008

3.2	Our Amended and Restated Bylaws dated as of January 16, 2003 are incorporated by reference to exhibit 3.2 of our Registration Statement on Form S-3 (Commission File No. 333-103376) that became effective on February 21, 2003

10.1	Our 1997 Employee Stock Option Plan is incorporated by reference to exhibit 10.1 of our Registration Statement on Form SB-2 (Commission File No. 333-33081) that became effective on October 23, 1997 *

10.2	Our 2000 Employee Stock Option Plan is incorporated by reference to exhibit 10.14 of our Form 10-K for the year ended December 31, 2000 *

10.3	Our 2004 Employee Stock Option Plan is incorporated by reference to exhibit 10.1 of our Form 10-Q for the quarter ended September 30, 2004 *

22.

EXHIBIT NO.	EXHIBIT DESCRIPTION

10.4	Form of Stock Option Agreement for options under the 2004 Employee Stock Option Plan is incorporated by reference to exhibit 10.2 of our Form 10-Q for the quarter ended September 30, 2004 *

10.5	Our Independent Director Stock Option Plan is incorporated by reference to exhibit 10.26 of our Form 10-K for the year ended December 31, 2002 *

10.6	Form of Stock Option Agreement for options under the Independent Director Stock Option Plan is incorporated by reference to exhibit 10.1 of our Form 8-K filed October 22, 2004 *

10.7	Mercantile Bank of Michigan Amended and Restated Deferred Compensation Plan for Members of the Board of Directors dated June 29, 2006 is incorporated by reference to exhibit 10.9 of our Form 10-K for the year ended December 31, 2007

10.8	First Amendment dated October 25, 2007 to the Mercantile Bank of Michigan Amended and Restated Deferred Compensation Plan for Members of the Board of Directors dated June 29, 2006 is incorporated by reference to exhibit 10.10 of our Form 10-K for the year ended December 31, 2007

10.9	Second Amendment dated October 23, 2008 to the Mercantile Bank of Michigan Amended and Restated Deferred Compensation Plan for Members of the Board of Directors dated June 29, 2007

10.10	Agreement between Fiserv Solutions, Inc. and our bank dated September 10, 1997, is incorporated by reference to exhibit 10.3 of our Registration Statement on Form SB-2 (Commission File No. 333-33081) that became effective on October 23, 1997

10.11	Extension Agreement of Data Processing Contract between Fiserv Solutions, Inc. and our bank dated May 12, 2000 extending the agreement between Fiserv Solutions, Inc. and our bank dated September 10, 1997, is incorporated by reference to exhibit 10.15 of our Form 10-K for the year ended December 31, 2000

10.12	Extension Agreement of Data Processing Contract between Fiserv Solutions, Inc. and our bank dated November 21, 2002 extending the agreement between Fiserv Solutions, Inc. and our bank dated September 10, 1997, is incorporated by reference to exhibit 10.5 of our Form 10-K for the year ended December 31, 2002

10.13	Extension Agreement of Data Processing Contract between Fiserv Solutions, Inc. and our bank dated December 20, 2006 extending the agreements between Fiserv Solutions, Inc. and our bank dated September 10, 1997 and November 21, 2002 is incorporated by reference to exhibit 10.14 of our Form 10-K for the year ended December 31, 2007

10.14	Amended and Restated Employment Agreement dated as of October 18, 2001, among the company, our bank and Gerald R. Johnson, Jr., is incorporated by reference to exhibit 10.21 of our Form 10-K for the year ended December 31, 2001 *

23.

EXHIBIT NO.	EXHIBIT DESCRIPTION

10.15	Amended and Restated Employment Agreement dated as of October 18, 2001, among the company, our bank and Michael H. Price, is incorporated by reference to exhibit 10.22 of our Form 10-K for the year ended December 31, 2001 *

10.16	Employment Agreement dated as of October 18, 2001, among the company, our bank and Robert B. Kaminski, Jr., is incorporated by reference to exhibit 10.23 of our Form 10-K for the year ended December 31, 2001 *

10.17	Employment Agreement dated as of October 18, 2001, among the company, our bank and Charles E. Christmas, is incorporated by reference to exhibit 10.23 of our Form 10-K for the year ended December 31, 2001 *

10.18	Amendment to Employment Agreement dated as of October 17, 2002, among the company, our bank and Gerald R. Johnson, Jr., is incorporated by reference to exhibit 10.21 of our Form 10-K for the year ended December 31, 2002 *

10.19	Amendment to Employment Agreement dated as of October 17, 2002, among the company, our bank and Michael H. Price, is incorporated by reference to exhibit 10.22 of our Form 10-K for the year ended December 31, 2002 *

10.20	Amendment to Employment Agreement dated as of October 17, 2002, among the company, our bank and Robert B. Kaminski, Jr., is incorporated by reference to exhibit 10.23 of our Form 10-K for the year ended December 31, 2002 *

10.21	Amendment to Employment Agreement dated as of October 17, 2002, among the company, our bank and Charles E. Christmas, is incorporated by reference to exhibit 10.24 of our Form 10-K for the year ended December 31, 2002 *

10.22	Amendment to Employment Agreement dated as of October 28, 2004, among the company, our bank and Robert B. Kaminski, Jr., is incorporated by reference to exhibit 10.21 of our Form 10-K for the year ended December 31, 2004 *

10.23	Junior Subordinated Indenture between us and Wilmington Trust Company dated September 16, 2004 providing for the issuance of the Series A and Series B Floating Rate Junior Subordinated Notes due 2034 is incorporated by reference to exhibit 10.1 of our Form 8-K filed December 15, 2004

10.24	Amended and Restated Trust Agreement dated September 16, 2004 for Mercantile Bank Capital Trust I is incorporated by reference to exhibit 10.2 of our Form 8-K filed December 15, 2004

10.25	Placement Agreement between us, Mercantile Bank Capital Trust I, and SunTrust Capital Markets, Inc. dated September 16, 2004 is incorporated by reference to exhibit 10.3 of our Form 8-K filed December 15, 2004

10.26	Guarantee Agreement dated September 16, 2004 between Mercantile as Guarantor and Wilmington Trust Company as Guarantee Trustee is incorporated by reference to exhibit 10.4 of our Form 8-K filed December 15, 2004

10.27	Form of Agreement Amending Stock Option Agreement, dated November 17, 2005 issued under our 2004 Employee Stock Option Plan, is incorporated by reference to exhibit 10.1 of our Form 8-K filed December 14, 2005 *

24.

EXHIBIT NO.	EXHIBIT DESCRIPTION

10.28	Second Amendment to Employment Agreement dated as of November 17, 2005, among the company, our bank and Gerald R. Johnson, Jr. is incorporated by reference to exhibit 10.28 of our Form 10-K for the year ended December 31, 2005 *

10.29	Second Amendment to Employment Agreement dated as of November 17, 2005, among the company, our bank and Michael H. Price is incorporated by reference to exhibit 10.29 of our Form 10-K for the year ended December 31, 2005 *

10.30	Third Amendment to Employment Agreement dated as of November 17, 2005, among the company, our bank and Robert B. Kaminski, Jr. is incorporated by reference to exhibit 10.30 of our Form 10-K for the year ended December 31, 2005 *

10.31	Second Amendment to Employment Agreement dated as of November 17, 2005, among the company, our bank and Charles E. Christmas is incorporated by reference to exhibit 10.31 of our Form 10-K for the year ended December 31, 2005 *

10.32	Form of Mercantile Bank of Michigan Amended and Restated Executive Deferred Compensation Agreement dated November 18, 2006, that has been entered into between our bank and each of Gerald R. Johnson, Jr., Michael H. Price, Robert B. Kaminski, Jr., Charles E. Christmas, and certain other officers of our bank is incorporated by reference to exhibit 10.34 of our Form 10-K for the year ended December 31, 2007 *

10.33	Form of First Amendment to the Mercantile Bank of Michigan Executive Deferred Compensation Agreement dated November 18, 2006, that has been entered into between our bank and each of Gerald R. Johnson, Jr., Michael H. Price, Robert B. Kaminski, Jr., Charles E. Christmas, and certain other officers of our bank, dated October 25, 2007 is incorporated by reference to exhibit 10.35 of our Form 10-K for the year ended December 31, 2007 *

10.34	Form of Second Amendment to the Mercantile Bank of Michigan Executive Deferred Compensation Agreement date November 18, 2006, that has been entered into between our bank and each of Michael H. Price, Robert B. Kaminski, Charles E. Christmas, and certain other officers of our bank, dated October 23, 2008 *

10.35	Form of Mercantile Bank of Michigan Split Dollar Agreement that has been entered into between our bank and each of Gerald R. Johnson, Jr., Michael H. Price, Robert B. Kaminski, Jr., Charles E. Christmas, and certain other officers of our bank is incorporated by reference to exhibit 10.33 of our Form 10-K for the year ended December 31, 2005 *

10.36	Director Fee Summary *

10.37	Lease Agreement between our bank and The Conlin Company dated July 12, 2005 for our Ann Arbor, Michigan office is incorporated by reference to exhibit 10.36 of our Form 10-K for the year ended December 31, 2005

10.38	Stock Incentive Plan of 2006 is incorporated by reference to Appendix A of our proxy statement for our April 27, 2006 annual meeting of shareholders that was filed with the Securities and Exchange Commission *

25.

EXHIBIT NO.	EXHIBIT DESCRIPTION

10.39	Amendment and Restatement of Stock Incentive Plan of 2006 dated November 18, 2008 *

10.40	Form of Notice of Grant of Incentive Stock Option and Stock Option Agreement for incentive stock options granted in 2006 under our Stock Incentive Plan of 2006 is incorporated by reference to exhibit 10.1 of our Form 8-K filed November 22, 2006 *

10.41	Form of Notice of Grant of Incentive Stock Option and Stock Option Agreement for incentive stock options granted after 2006 under our Stock Incentive Plan of 2006 is incorporated by reference to exhibit 10.41 of our Form 10-K for the year ended December 31, 2007 *

10.42	Form of Restricted Stock Award Agreement Notification of Award and Terms and Conditions of Award for restricted stock granted in 2006 under our Stock Incentive Plan of 2006 is incorporated by reference to exhibit 10.2 of our Form 8-K filed November 22, 2006 *

10.43	Form of Restricted Stock Award Agreement Notification of Award and Terms and Conditions of Award for restricted stock granted after 2006 under our Stock Incentive Plan of 2006 is incorporated by reference to exhibit 10.43 of our Form 10-K for the year ended December 31, 2007 *

10.44	Executive Officer Bonus Plan for 2007 is incorporated by reference to exhibit 10.1 of our Form 8-K filed January 29, 2007 *

10.45	Retirement Agreement by and among Mercantile Bank Corporation, Mercantile Bank of Michigan and Gerald R. Johnson, Jr. is incorporated by reference to exhibit 10.1 of our Form 8-K filed May 25, 2007 *

10.46	Additional Release of Claims Pursuant to Retirement Agreement Dated May 24, 2007 by and among Mercantile Bank Corporation, Mercantile Bank of Michigan and Gerald R. Johnson, Jr. is incorporated by reference to exhibit 10.1 of our Form 10-Q for the quarter ended September 30, 2007 *

10.47	Mercantile Bank Corporation Employee Stock Purchase Plan of 2002

10.48	Lease Agreement between our bank and CD Partners LLC dated October 2, 2007 for our Oakland County, Michigan office is incorporated by reference to exhibit 10.47 of our Form 10-K for the year ended December 31, 2007

21	Subsidiaries of the company

23.1	Consent of BDO Seidman, LLP

23.2	Consent of Crowe Horwath LLP

31	Rule 13a-14(a) Certifications

32.1	Section 1350 Chief Executive Officer Certification

32.2	Section 1350 Chief Financial Officer Certification

26.

*	Management contract or compensatory plan
(c)	Financial Statements Not Included In Annual Report

Not applicable

27.

MERCANTILE BANK CORPORATION
FINANCIAL INFORMATION
December 31, 2008 and 2007

MERCANTILE BANK CORPORATION
FINANCIAL INFORMATION
December 31, 2008 and 2007

SELECTED FINANCIAL DATA

	2008	2007	2006	2005	2004
	(Dollars in thousands except per share data)
Consolidated Results of Operations:

Interest income	$121,072	$144,181	$137,260	$102,130	$69,022
Interest expense	74,863	88,624	75,673	46,838	26,595

Net interest income	46,209	55,557	61,587	55,292	42,427
Provision for loan and lease losses	21,200	11,070	5,775	3,790	4,674
Noninterest income	7,282	5,870	5,261	5,661	4,302
Noninterest expense	42,126	38,356	32,262	31,117	23,198

Income (loss) before income tax expense (benefit)	(9,835)	12,001	28,811	26,046	18,857
Income tax expense (benefit)	(4,876)	3,035	8,964	8,145	5,136

Net income (loss)	$(4,959)	$8,966	$19,847	$17,901	$13,721

Consolidated Balance Sheet Data:

Total assets	$2,208,010	$2,121,403	$2,067,268	$1,838,210	$1,536,119
Cash and cash equivalents	25,804	29,430	51,380	36,753	20,811
Securities	242,787	211,736	202,419	181,614	152,965
Loans and leases, net of deferred fees	1,856,915	1,799,880	1,745,478	1,561,812	1,317,124
Allowance for loan and lease losses	27,108	25,814	21,411	20,527	17,819
Bank owned life insurance policies	42,462	39,118	30,858	28,071	23,750

Deposits	1,599,575	1,591,181	1,646,903	1,419,352	1,159,181
Securities sold under agreements to repurchase	94,413	97,465	85,472	72,201	56,317
Federal Home Loan Bank advances	270,000	180,000	95,000	130,000	120,000
Subordinated debentures	32,990	32,990	32,990	32,990	32,990
Shareholders’ equity	174,372	178,155	171,915	155,125	141,617

Consolidated Financial Ratios:

Return on average assets	(0.23)%	0.43%	1.01%	1.05%	0.99%
Return on average shareholders’ equity	(2.87)%	5.10%	12.19%	12.05%	10.16%
Average shareholders’ equity to average assets	8.01%	8.44%	8.31%	8.73%	9.79%

Nonperforming loans and leases to total loans and leases	2.66%	1.66%	0.49%	0.26%	0.22%
Allowance for loan and lease losses to total loans and leases	1.46%	1.43%	1.23%	1.31%	1.35%

Tier 1 leverage capital	9.17%	9.97%	10.04%	10.45%	11.53%
Tier 1 leverage risk-based capital	9.68%	10.14%	10.37%	10.82%	11.82%
Total risk-based capital	10.93%	11.39%	11.45%	12.00%	13.03%

Per Share Data:

Net income (loss):
Basic	$(0.59)	$1.06	$2.36	$2.14	$1.65
Diluted	(0.59)	1.06	2.33	2.10	1.61

Book value at end of period	20.29	20.89	21.43	19.46	17.78
Dividends declared	0.31	0.55	0.48	0.39	0.30
Dividend payout ratio	NA	52.16%	20.34%	17.79%	18.60%

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
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
Management’s Discussion and Analysis of Financial Condition and Results of Operations is based on Mercantile Bank Corporation’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan and lease losses and income tax accounting, and actual results could differ from those estimates. Management has reviewed the analyses with the Audit Committee of our Board of Directors.
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

The allowance is increased through a provision charged to operating expense. Uncollectible loans and leases are charged-off through the allowance. Recoveries of loans and leases previously charged-off are added to the allowance. A loan or lease is considered impaired when it is probable that contractual interest and principal payments will not be collected either for the amounts or by the dates as scheduled in the loan or lease agreement. Impairment is evaluated in aggregate for smaller-balance loans of similar nature such as residential mortgage, consumer and credit card loans, and on an individual loan or lease basis for other loans. If a loan or lease is impaired, a portion of the allowance is allocated so that the loan or lease is reported, net, at the present fair value of estimated future cash flows using the loan’s or lease’s existing interest rate or at the fair value of collateral if repayment is expected solely from the collateral. Loans and leases are evaluated for impairment when payments are delayed, typically 30 days or more, or when serious deficiencies are identified within the credit relationship. Our policy for recognizing income on impaired loans is to accrue interest unless a loan is placed on nonaccrual status. We put loans into nonaccrual status when the full collection of principal and interest is not expected.
Income Tax Accounting: Income tax liabilities or assets are established for the amount of taxes payable or refundable for the current year. Deferred income tax liabilities and assets are also established for the future tax consequences of events that have been recognized in our financial statements or tax returns. A deferred income tax liability or asset is recognized for the estimated future tax effects attributable to temporary differences that can be carried forward (used) in future years. The valuation of current and deferred income tax liabilities and assets is considered critical as it requires us to make estimates based on provisions of the enacted tax laws. The assessment of tax liabilities and assets involves the use of estimates, assumptions, interpretations and judgments concerning accounting pronouncements, federal and state tax codes and the extent of future taxable income. There can be no assurance that future events, such as court decisions, positions of federal and state taxing authorities, and the extent of future taxable income, will not differ from our current assessment, the impact of which could be significant to the consolidated results of operations and reported earnings. We believe our tax liabilities and assets are adequate and are properly recorded in the consolidated financial statements.
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

Our mortgage company’s predecessor, Mercantile Bank Mortgage Company, was formed to increase the profitability and efficiency of our mortgage loan operations. Mercantile Bank Mortgage Company initiated business on October 24, 2000 from our bank’s contribution of most of its residential mortgage loan portfolio and participation interests in certain commercial mortgage loans. On the same date, our bank had also transferred its residential mortgage origination function to Mercantile Bank Mortgage Company. On January 1, 2004, Mercantile Bank Mortgage Company was reorganized as Mercantile Bank Mortgage Company, LLC, a limited liability company. Mortgage loans originated and held by our mortgage company are serviced by our bank pursuant to a servicing agreement.
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
FINANCIAL CONDITION
Primarily reflecting weakening and relatively poor economic conditions within our markets during 2008, our asset growth during 2008 was lower than historical levels. Assets increased from $2,121.4 million on December 31, 2007 to $2,208.0 million on December 31, 2008. This represents an increase in total assets of $86.6 million, or 4.1%. Our asset growth during 2007 was also lower than historical levels due to competitive commercial loan pricing and underwriting environments, combined with weakening economic conditions. Asset growth averaged $288.0 million per year during the period of 2004 through 2006. The increase in total assets during 2008 was primarily comprised of a $55.7 million increase in net loans and leases and a $31.1 million increase in securities. The increase in assets was primarily funded by a $90.0 million increase in Federal Home Loan Bank (“FHLB”) advances.
Earning Assets
Average earning assets equaled 95.4% of average total assets during 2008, compared to 95.0% during 2007, with our asset composition remaining relatively unchanged. The loan and lease portfolio continued to comprise a majority of earning assets, followed by securities and federal funds sold.
Our loan and lease portfolio, which equaled 88.9% of average earnings assets during 2008, is primarily comprised of commercial loans and leases. Commercial loans and leases increased by $51.1 million during 2008, and at December 31, 2008, totaled $1,710.3 million, or 92.1% of the total loan and lease portfolio. As was the case during 2007, the growth in our commercial loan and lease portfolio slowed during 2008. The lower level of growth during 2008 primarily reflected the weakening and relatively poor economic conditions within our markets, compared to 2007 when our loan growth was slowed by competitive pricing and underwriting environments and weakening economic conditions within our markets. The competitive pressures, from financial institutions and other entities such as private equity funds, negatively impacted the volume of loans we booked and accelerated the level of loan payoffs. We believe that adhering to prudent underwriting practices, rather than focusing on loan growth, outweighs the resulting lower level of interest income and net income due to the smaller balance of our commercial loan and lease portfolio.

The commercial loan and lease portfolio represents loans to businesses generally located within our market areas. Approximately 70% of the commercial loan and lease portfolio is primarily secured by real estate properties, with the remaining generally secured by other business assets such as accounts receivable, inventory, and equipment. The continued significant concentration of the loan and lease portfolio in commercial loans and leases and the historical strong growth of this portion of our lending business are consistent with our stated strategy of focusing a substantial amount of our efforts on “wholesale” banking. Corporate and business lending continues to be an area of expertise for our senior management team, and our commercial lenders have extensive commercial lending experience, with most having at least ten years’ experience. Of each of the loan categories that we originate, commercial loans and leases are most efficiently originated and managed, thus limiting overhead costs by necessitating the attention of fewer employees. Our commercial lending business generates the largest portion of local deposits, and is our primary source of demand deposits.
During the latter part of 2007, our loan review function completed a real estate loan project that expanded our traditional loan coding paradigm to provide increased specificity in the categorization of loans secured by real estate. The following table summarizes our loans secured by real estate, excluding residential mortgage loans representing permanent financing to owner occupied dwellings and home equity lines of credit, as of December 31, 2008:

Residential — Vacant Land	$21,374,000
Residential — Land Development	54,055,000
Residential — Construction	16,839,000
Commercial — Vacant Land	29,269,000
Commercial — Land Development	24,629,000
Commercial — Construction NonOwner Occupied	102,464,000
Commercial — Construction Owner Occupied	9,344,000
Commercial — NonOwner Occupied	558,360,000
Commercial — Owner Occupied	370,099,000

Total	$1,186,433,000

Residential mortgage and consumer loans increased in aggregate $5.9 million during 2008, and at December 31, 2008, totaled $146.6 million, or 7.9% of the total loan and lease portfolio. Although residential mortgage loan and consumer loan portfolios may increase in future periods, we expect the commercial sector of the lending efforts and resultant assets to remain the dominant loan portfolio category given our wholesale banking strategy.
The following table presents total loans outstanding as of December 31, 2008, according to scheduled repayments of principal on fixed rate loans and repricing frequency on variable rate loans. Floating rate loans that are currently at interest rate ceilings or interest rate floors are treated as fixed rate loans and are reflected using maturity date and not repricing frequency.

	0-1	1-5	After 5
	Year	Years	Years	Total

Construction and land development	$183,749,000	$79,285,000	$358,000	$263,392,000
Real estate — secured by 1-4 family properties	69,079,000	57,214,000	14,483,000	140,776,000
Real estate — secured by multi-family properties	31,107,000	13,784,000	2,474,000	47,365,000
Real estate — secured by nonresidential properties	360,096,000	477,023,000	44,231,000	881,350,000
Commercial	368,926,000	132,709,000	14,566,000	516,201,000
Leases	143,000	1,842,000	0	1,985,000
Consumer	2,447,000	2,808,000	591,000	5,846,000

	$1,015,547,000	$764,665,000	$76,703,000	$1,856,915,000

Fixed rate loans	$318,977,000	$764,422,000	$63,223,000	$1,146,622,000

Floating rate loans	696,570,000	243,000	13,480,000	710,293,000

	$1,015,547,000	$764,665,000	$76,703,000	$1,856,915,000

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
The level of net loan and lease charge-offs and nonperforming assets has increased during the past two years. Although we were never directly involved in the underwriting of or the investing in subprime residential real estate loans, the apparent substantial and rapid collapse of this line of business during 2007 and 2008 throughout the United States had a significant negative impact on the residential real estate development lending portion of our business. The resulting decline in real estate prices and slowdown in sales stretched the cash flow of our local developers and eroded the value of our underlying collateral, causing elevated levels of nonperforming assets and net loan and lease charge-offs.
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
During the first quarter of 2008, we experienced a sudden and rapid deterioration in a number of commercial loan relationships which previously had been performing fairly well. An analysis of certain commercial borrowers revealed a reduced capability on the part of these borrowers to make required payments as indicated by factors such as delinquent loan payments, diminished cash flow, deteriorating financial performance, or past due property taxes, and in the case of commercial and residential development projects slow absorption or sales trends. In addition, commercial real estate is the primary source of collateral for many of these borrowing relationships and updated evaluations and appraisals in many cases reflected significant declines from the original estimated values.
During the second quarter of 2008, we found that the financial performance of some of our borrowers and guarantors had become increasingly strained, as real estate remained unsold or insufficiently leased and liquid sources of repayment were exhausted or significantly depleted. Completed evaluations and appraisals during this period reflected substantial declines from the originally estimated values, and in some cases even in comparison to property value estimates made within the past several quarters.
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
During the fourth quarter of 2008, we saw a continuation of the stresses caused by the weakening and poor economic conditions, especially in the commercial real estate markets. High vacancy rates or slow absorption has resulted in inadequate cash flow generated from some real estate projects we have financed, and has required guarantors to provide personal funds to make full contractual loan payments and pay other operating costs. In some cases, the guarantors’ cash reserves have become seriously diminished, not only from recent cash outlays but from depressed stock portfolios as well. In addition, auto industry uncertainties are placing stress on the commercial and industrial segment of our loan portfolio.

As of December 31, 2008, nonperforming assets totaled $57.4 million, or 2.60% of total assets, an increase from the $35.7 million, or 1.68% of total assets, as of December 31, 2007. Nonperforming loans and leases totaled $49.3 million and foreclosed properties/repossessed assets equaled $8.1 million at year-end 2008, compared to $29.8 million and $5.9 million, respectively, at year-end 2007. As of December 31, 2008, nonperforming loans secured by real estate, combined with all foreclosed properties, totaled $52.3 million, or about 91% of total nonperforming assets. Nonperforming loans and foreclosed properties associated with the development of residential real estate totaled $25.3 million, with another $4.2 million in nonperforming loans secured by, and foreclosed properties consisting of, residential properties. Net loan and lease charge-offs during 2008 totaled $19.9 million, or 1.09% of average total loans and leases. During 2007, net loan and lease charge-offs totaled $6.7 million, or 0.38% of average total loans and leases. The increase in net loan and lease charge-offs during 2008 primarily reflects a combination of a higher level of nonperforming assets and the significant decline in property values.
The following table provides a breakdown of nonperforming assets as of December 31, 2008 and net loan charge-offs during 2008 by property type:

	Nonperforming	Net Loan
	Assets	Charge-Offs

Residential — Land Development	$14,273,000	$2,624,000
Residential — Construction	11,040,000	604,000
Residential — Owner Occupied / Rental	4,160,000	2,850,000
Commercial — Land Development	2,234,000	1,599,000
Commercial — Owner Occupied	6,495,000	789,000
Commercial — NonOwner Occupied	14,055,000	5,710,000
Commercial — NonReal Estate	5,134,000	5,688,000
Consumer — NonReal Estate	30,000	42,000

Total	$57,421,000	$19,906,000

The following table summarizes nonperforming loans and leases and troubled debt restructurings:

	December 31, 2008	December 31, 2007	December 31, 2006	December 31, 2005	December 31, 2004

Loans and leases on nonaccrual status	$47,945,000	$28,832,000	$7,752,000	$3,601,000	$2,842,000

Loans and leases 90 days or more past due and accruing interest	1,358,000	977,000	819,000	394,000	0

Troubled debt restructurings	0	0	0	0	0

Total	$49,303,000	$29,809,000	$8,571,000	$3,995,000	$2,842,000

The following table summarizes changes in the allowance for loan and lease losses for the past five years:

	2008	2007	2006	2005	2004

Loan and leases outstanding at year-end	$1,856,915,000	$1,799,880,000	$1,745,478,000	$1,561,812,000	$1,317,124,000

Daily average balance of loans and leases outstanding	$1,829,686,000	$1,765,465,000	$1,660,284,000	$1,432,609,000	$1,177,568,000

Balance of allowance at beginning of year	$25,814,000	$21,411,000	$20,527,000	$17,819,000	$14,379,000

Loans and leases charged-off:
Commercial, financial and agricultural	(12,566,000)	(4,232,000)	(5,208,000)	(718,000)	(1,328,000)
Construction and land development	(4,835,000)	(1,353,000)	0	(521,000)	0
Leases	(174,000)	(18,000)	0	0	0
Residential real estate	(2,900,000)	(1,618,000)	(50,000)	(131,000)	(16,000)
Instalment loans to individuals	(119,000)	(53,000)	(131,000)	(22,000)	(61,000)

Total loans and leases charged-off	(20,594,000)	(7,274,000)	(5,389,000)	(1,392,000)	(1,405,000)

Recoveries of previously charged-off loans and leases:
Commercial, financial and agricultural	597,000	586,000	487,000	298,000	150,000
Construction and land development	8,000	11,000	0	2,000	0
Leases	6,000	0	0	0	0
Residential real estate	51,000	3,000	2,000	6,000	0
Instalment loans to individuals	26,000	7,000	9,000	4,000	21,000

Total recoveries	688,000	607,000	498,000	310,000	171,000

Net charge-offs	(19,906,000)	(6,667,000)	(4,891,000)	(1,082,000)	(1,234,000)

Provision for loan and leases losses	21,200,000	11,070,000	5,775,000	3,790,000	4,674,000

Balance of allowance at year-end	$27,108,000	$25,814,000	$21,411,000	$20,527,000	$17,819,000

Ratio of net charge-offs during the period to average loans and leases outstanding during the period	(1.09%)	(0.38%)	(0.29%)	(0.08%)	(0.10%)

Ratio of allowance to loans and leases outstanding at end of the period	1.46%	1.43%	1.23%	1.31%	1.35%

In each accounting period, we adjust the allowance to the amount we believe is necessary to maintain the allowance at adequate levels. Through the loan and lease review and credit departments, we attempt to establish specific portions of the allowance based on specifically identifiable problem loans and leases. The evaluation of the allowance is further based on, but not limited to, consideration of the internally prepared Reserve Analysis, composition of the loan and lease portfolio, third party analysis of the loan and lease administration processes and portfolio and general economic conditions. In addition, the historically strong commercial loan and lease growth and expansions into new markets are taken into account.
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

	December 31, 2008		December 31, 2007		December 31, 2006		December 31, 2005		December 31, 2004
		Loan		Loan		Loan		Loan		Loan
	Amount	Portfolio	Amount	Portfolio	Amount	Portfolio	Amount	Portfolio	Amount	Portfolio

Commercial, financial and agricultural	$20,170	77.9%	$18,947	77.4%	$15,706	74.7%	$16,507	76.9%	$15,457	79.8%

Construction and land development	5,137	14.1	4,907	14.7	3,975	17.1	2,868	14.5	1,581	10.3

Leases	41	0.1	29	0.1	15	0.1	30	0.1	39	0.2

Residential real estate	1,656	7.6	1,829	7.5	1,591	7.6	1,020	8.2	557	9.3

Instalment loans to individuals	104	0.3	102	0.3	124	0.5	102	0.3	185	0.4

Unallocated	0	0.0	0	0.0	0	0.0	0	0.0	0	0.0

Total	$27,108	100.0%	$25,814	100.0%	$21,411	100.0%	$20,527	100.0%	$17,819	100.0%

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
Securities increased $31.1 million during 2008, from $211.7 million on December 31, 2007 to $242.8 million at December 31, 2008. During 2008, the securities portfolio equaled 10.6% of average earning assets. Proceeds from called U.S. Government Agency bonds totaled $60.0 million during 2008, with another $8.1 million received from principal paydowns on mortgage-backed securities and $1.8 million from matured and called tax-exempt municipal securities. The proceeds were invested back into the securities portfolio, with $40.9 million invested in U.S. Government Agency bonds and $27.7 million invested in mortgage-backed securities. We also purchased $27.6 million in bonds issued through the Michigan Strategic Fund during 2008, although we sold $5.5 million shortly after purchase. These bonds are purchased and sold at par value, and are sellable back to the re-marketing brokerage firm weekly. In addition, FHLB of Indianapolis stock increased $5.9 million to support the increased level of FHLB advances. We maintain the securities portfolio at levels to provide adequate pledging for the repurchase agreement program and secondary liquidity for our daily operations. In addition, the portfolio serves a primary interest rate risk management function. At December 31, 2008, the portfolio was comprised of high credit quality U.S. Government Agency issued bonds (26%), U.S. Government Agency issued and guaranteed mortgage-backed securities (32%), tax-exempt municipal general obligation and revenue bonds (27%), Michigan Strategic Fund bonds (9%), Federal Home Loan Bank stock (6%) and a mutual fund (less than 1%).

The following table reflects the composition of the securities portfolio, excluding Federal Home Loan Bank stock:

	December 31, 2008		December 31, 2007		December 31, 2006
	Carrying Value	Percentage	Carrying Value	Percentage	Carrying Value	Percentage

U.S. Government agency debt obligations	$62,382,000	27.5%	$80,945,000	40.1%	$76,836,000	39.4%

Mortgage-backed securities	77,026,000	33.9	54,619,000	27.0	53,083,000	27.2

Municipal general obligations	56,893,000	25.1	57,668,000	28.5	56,870,000	29.2

Municipal revenue bonds	7,544,000	3.3	7,662,000	3.8	7,073,000	3.6

Michigan Strategic Fund bonds	22,105,000	9.7	0	0.0	0	0.0

Mutual fund	1,156,000	0.5	1,109,000	0.6	1,048,000	0.6

Total	$227,106,000	100.0%	$202,003,000	100.0%	$194,910,000	100.0%

All securities, with the exception of tax-exempt municipal bonds, have been designated as “available for sale” as defined in Statement of Financial Accounting Standards (SFAS) No. 115, Accounting for Certain Investments in Debt and Equity Securities. Securities designated as available for sale are stated at fair value, with the unrealized gains and losses, net of income tax, reported as a separate component of shareholders’ equity in accumulated other comprehensive income. The fair value of securities designated as available for sale at December 31, 2008 and 2007 was $162.7 million and $136.7 million, respectively. The net unrealized gain recorded at year-end 2008 was $3.2 million, compared to a net unrealized gain of $0.4 million at year-end 2007. All tax-exempt municipal bonds have been designated as “held to maturity” as defined in SFAS No. 115, and are stated at amortized cost. As of December 31, 2008 and 2007, held to maturity securities had an amortized cost of $64.4 million and $65.3 million and a fair value of $65.4 million and $66.4 million, respectively.
Market values on our U.S. Government Agency bonds, mortgage-backed securities issued or guaranteed by U.S. Government Agencies and tax-exempt municipal securities are determined on a monthly basis with the assistance of a third party vendor. Evaluated pricing models that vary by type of security and incorporate available market data are utilized. Standard inputs include issuer and type of security, benchmark yields, reported trades, broker/dealer quotes and issuer spreads. The market value of other securities is estimated at carrying value as those financial instruments are generally bought and sold at par value. We believe our valuation methodology provides for a reasonable estimation of market value, and that it is consistent with the requirements of SFAS No. 157. Reference is made to Note 15 for additional information.

The following table shows by class of maturities as of December 31, 2008, the amounts and weighted average yields of investment securities (1):

	Carrying	Average
	Value	Yield
U.S. Treasury securities and obligations of U.S. Government agencies and corporations
One year or less	$0	NA
Over one through five years	12,235,000	4.70%
Over five through ten years	17,065,000	5.29
Over ten years	33,082,000	5.33

	62,382,000	5.20

Obligations of states and political subdivisions
One year or less	1,884,000	6.64
Over one through five years	10,457,000	6.73
Over five through ten years	13,496,000	6.57
Over ten years	38,600,000	6.35

	64,437,000	6.47

Mortgage-backed securities	77,026,000	5.16
Michigan Strategic Fund bonds	22,105,000	2.99
Mutual fund	1,156,000	4.00

	$227,106,000	5.32%

(1)	Yields on tax-exempt securities are computed on a fully taxable-equivalent basis.
Federal funds sold, consisting of excess funds sold overnight to correspondent banks, are used to manage daily liquidity needs and interest rate sensitivity. During 2008, the average balance of these funds equaled 0.6% of average earning assets, up slightly from 0.4% during 2007. The levels maintained during 2008 and 2007 are well within our internal policy guidelines. Given the volatile market conditions, during the fourth quarter of 2008 we made the decision to operate with a higher than normal balance of federal funds sold. It is expected that we will maintain the higher balance of federal funds sold, likely to average 1.0% to 1.5% of average earning assets, until market conditions return to more normalized levels.
Non-Earning Assets
Cash and due from bank balances decreased from $29.1 million at December 31, 2007, to $16.8 million on December 31, 2008, a decrease of $12.3 million. While we experienced only nominal change in our cash balances, our due from bank balances declined significantly primarily due to two programs that were instituted in mid 2007: 1) an image exchange program with our primary correspondent bank for our outgoing cash letter that resulted in faster collection of items in the outgoing cash letter, and 2) the virtual elimination of required reserves on deposit with the Federal Reserve Bank of Chicago due to the institution of a deposit reclassification program. Cash and due from bank balances averaged $21.0 million, or 1.0% of average assets during 2008, compared to $33.1 million, or 1.6% of average assets, during 2007.
Net premises and equipment decreased from $34.3 million at December 31, 2007, to $32.3 million on December 31, 2008, a decrease of $2.0 million. Net purchases of premises and equipment during 2008 totaled $0.7, while depreciation and amortization expense equaled $2.7 million.

Source of Funds
Our major sources of funds are from deposits, repurchase agreements and FHLB advances. Total deposits increased from $1,591.2 million at December 31, 2007, to $1,599.6 million on December 31, 2008, an increase of $8.4 million. Local deposits decreased from $666.1 million at year-end 2007, to $470.4 million at year-end 2008, a decrease of $195.7 million. Out-of-area deposits increased from $925.0 million at December 31, 2007, to $1,129.2 million on December 31, 2008, an increase of $204.2 million. FHLB advances increased from $180.0 million at year-end 2007 to $270.0 million at year-end 2008, while repurchase agreements decreased from $97.5 million to $94.4 million, or $3.1 million, during the same time period. At December 31, 2008, local deposits and repurchase agreements equaled 28.0% of total funding liabilities, compared to 39.8% on December 31, 2007.
We experienced declines in our local deposits throughout 2008, but especially during the latter half of 2008, for a variety of reasons. First, we witnessed local depositors purposely reducing their deposit balances with us, in large part reflecting their concerns over our financial health and that of the entire banking industry, with some larger depositors transferring portions of their deposit balances to one or more other financial institutions. This practice was very pronounced with our municipality and larger business and individual deposit customers. Next, we lost deposit balances due to relatively high certificate of deposit rates offered by some financial institutions located in our markets. While we believe our certificate of deposit rates, which in most cases exceed the rates offered in the brokered deposit markets, are competitive, some financial institutions in our markets were offering certificate of deposit rates that far exceeded our rates, sometimes by as much as 100 basis points. Finally, it appears that the distressed economy is resulting in some of our business customers having lower checking and savings account balances and municipal customers having lower savings and certificate of deposit balances than typical.
Noninterest-bearing checking deposit accounts declined $22.4 million during 2008, primarily resulting from lower deposit balances from our title company depositors due in large part to lower volumes of real estate transactions. Interest-bearing checking accounts increased $5.8 million and money market deposit accounts increased $13.0 million during 2008, the latter primarily reflecting a $10.0 million deposit from a local municipality. Savings account balances recorded a decrease of $30.8 million during 2008, while certificates of deposit purchased by customers located within our market areas decreased $161.4 million. These declines are due to a combination of risk diversification practices on the part of the depositors, higher deposit rates offered by competitors and lower funds available stemming from the distressed economy. One municipal depositor withdrew about $32.0 million in December of 2008 upon the maturity of a single certificate of deposit, but soon thereafter opened a $10.0 million money market deposit account and then in January 2009 opened a new $20.0 million certificate of deposit.
The local deposit environment was very challenging during 2008, and it appears that it will remain that way for at least the next few quarters. Until our operating results and overall financial health improve, as well as that of the entire banking industry, it is very likely that some customers will continue to engage in risk diversification practices. Combined with a distressed economy and a competitive banking environment, our ability to raise local deposits efficiently and economically will be difficult. However, we continue to enjoy deposit relationships with virtually all of our customers who have withdrawn some of their deposits, and we have developed various strategic plans and initiatives to hopefully regain a majority of the lost deposits in future periods. Maintaining and growing our local deposit base is one of our key initiatives.
Certificates of deposit obtained from customers located outside of our market areas increased by $204.2 million during 2008, and as of December 31, 2008 totaled $1,129.2 million. The increase primarily reflects the decline in our local deposit base, net of the growth in FHLB advances. Out-of-area deposits consist primarily of certificates of deposit placed by deposit brokers for a fee, but also include certificates of deposit obtained from the deposit owners directly. The owners of the out-of-area deposits include individuals, businesses and governmental units located throughout the United States.
Repurchase agreements decreased $3.1 million during 2008, and as of December 31, 2008 totaled $94.4 million. As part of our sweep account program, collected funds from certain business noninterest-bearing checking accounts are invested in overnight interest-bearing repurchase agreements. Such repurchase agreements are not deposit accounts and are not afforded federal deposit insurance.

FHLB advances increased $90.0 million during 2008, and as of December 31, 2008 totaled $270.0 million. FHLB advances are collateralized by residential mortgage loans, first mortgage liens on multi-family residential property loans, first mortgage liens on commercial real estate property loans, and substantially all other assets of our bank, under a blanket lien arrangement. Our borrowing line of credit at December 31, 2008 totaled $316.5 million, with availability approximating $37.0 million.
Shareholders’ equity decreased $3.8 million during 2008. The decrease was primarily attributable to net loss from operations, which totaled $5.0 million during 2008. Also negatively impacting shareholders’ equity during 2008 was the payment of cash dividends, which totaled $2.6 million. Positively impacting shareholders’ equity was unrealized gains for a $1.8 million, net of tax, adjustment for available for sale securities as defined in SFAS No. 115, and a $1.2 million, net of tax, change in the fair value of interest rate swaps.
RESULTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2008 and 2007
Summary
A net loss of $5.0 million, or $0.59 per basic and diluted share, was recorded in 2008, compared to net income of $9.0 million, or $1.06 per basic and diluted share, generated in 2007. The decline in earnings performance during 2008 from that of 2007 is primarily the result of lower net interest income and a higher provision for loan and lease losses. Net income during 2007 includes a one-time $1.2 million ($0.8 million after-tax) expense associated with the financial retirement package for former Chairman and Chief Executive Officer, Gerald R. Johnson Jr., which was recorded in conjunction with Mr. Johnson’s retirement effective June 30, 2007. Excluding this one-time expense, net income for 2007 was $9.8 million, or $1.16 per basic share and $1.15 per diluted share.
The following table shows some of the key performance and equity ratios for the years ended December 31, 2008 and 2007:

	2008	2007

Return on average assets	(0.23)%	0.43%
Return on average shareholders’ equity	(2.87)	5.10
Dividend payout ratio	NA	52.16
Average shareholders’ equity to average assets	8.01	8.44
Net Interest Income
Net interest income, the difference between revenue generated from earning assets and the interest cost of funding those assets, is our primary source of earnings. Interest income (adjusted for tax-exempt income) and interest expense totaled $122.3 million and $74.9 million during 2008, respectively, providing for net interest income of $47.4 million. During 2007, interest income and interest expense were $145.4 million and $88.6 million, respectively, providing for net interest income of $56.8 million. In comparing 2008 with 2007, interest income decreased 15.9%, interest expense was down 15.5%, and net interest income decreased 16.4%. The level of net interest income is primarily a function of asset size, as the weighted average interest rate received on earning assets is greater than the weighted average interest cost of funding sources; however, factors such as types and levels of assets and liabilities, interest rate environment, interest rate risk, asset quality, liquidity, and customer behavior also impact net interest income as well as the net interest margin.

The net interest margin declined from 2.87% in 2007 to 2.30% in 2008, a decrease of 19.9%. With approximately 60% of our total loans and leases tied to Prime or LIBOR rates, our earning asset yield in 2008 has been substantially impacted by the steep reduction in market interest rates that began late in the third quarter of 2007. Between mid-September 2007 and late April 2008, the Federal Open Market Committee (“FOMC”) lowered the targeted federal funds rate by a total of 325 basis points. The resulting similar decline in the Prime and LIBOR rates, combined with an increased level of nonperforming assets, a very competitive loan and deposit environment, and a flat to inverted yield curve over an extended period of time, have significantly negatively impacted our yield on earning assets and level of interest income. Our cost of funds also decreased in 2008 compared to 2007 as we paid lower interest rates on our deposits and borrowings; however, due to a significant portion of our interest-bearing liabilities being comprised of fixed rate certificates of deposit and borrowings, our cost of funds declined at a much slower rate than our earning asset yield, resulting in the compressed net interest margin.
The decision by the FOMC to lower the targeted federal funds rate by 50 basis points in early October 2008 placed additional pressure on our yield on earning assets and level of interest income in light of our Prime-based loans repricing downward. Although the FOMC lowered the targeted federal funds rate by another 50 basis points in late October 2008 and an additional 75 basis points in mid-December 2008, we decided to keep the Mercantile Bank Prime Rate unchanged at 4.50%. Virtually all of our prime-based commercial floating rate loans are tied to the Mercantile Bank Prime Rate. Despite the 100 basis point reduction in the targeted federal funds rate in October 2008, deposit rates remained substantially unchanged. The steady deposit rates, combined with an already very low Prime Rate, placed significant pressure on our net interest income and net interest margin, and we believed it was prudent to not lower the Mercantile Bank Prime Rate in association with the FOMC’s 50 basis point reduction in the targeted federal funds rate in late October and the 75 basis point reduction in mid-December.
Our net interest margin, which equaled 2.15% in the second quarter of 2008, has improved over the last six months of 2008, equaling 2.30% and 2.40% in the third and fourth quarters of 2008, respectively. Our implementation of several loan pricing initiatives, including the decision to not lower the Mercantile Prime Rate in association with the two most recent FOMC rate reductions, stabilized our yield on loans and leases in the latter part of 2008. The stabilization of our earning asset yield, which is most influenced by our yield on loans and leases, combined with a reduction in our cost of funds resulting from maturing fixed rate certificates of deposit and borrowings repricing downward in light of decreased market interest rates, resulted in the improved net interest margin. If the interest rate environment stabilizes in 2009, we anticipate that the quarterly net interest margin improvement experienced during the last two quarters of 2008 will continue as we continue to reprice maturing fixed rate liabilities downward.
During the first six months of 2008, we entered into interest rate swaps to convert the variable rate cash flows on certain of our Prime-based commercial loans to a fixed rate of interest. On October 30, 2008, we terminated all of our interest rate swaps. The termination coincides with our decision to not lower the Mercantile Bank Prime Rate in association with the FOMC’s reduction of the targeted federal funds rate by 50 basis points announced on October 29, 2008. During 2008, the net cash flow received from the interest rate swap arrangements contributed $1.0 million to interest income.
The following table depicts the average balance, interest earned and paid, and weighted average rate of our assets, liabilities and shareholders’ equity during 2008, 2007 and 2006. The subsequent table also depicts the dollar amount of change in interest income and interest expense of interest-earning assets and interest-bearing liabilities, segregated between change due to volume and change due to rate. For tax-exempt investment securities, interest income and yield have been computed on a tax equivalent basis using a marginal tax rate of 35%. As a result, securities interest income was increased by $1.2 million in each of 2008, 2007 and 2006.

	Years ended December 31,
	2008			2007			2006
	Average		Average	Average		Average	Average		Average
(Dollars in thousands)	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate

Taxable securities	$147,668	$7,888	5.34%	$141,289	$7,243	5.13%	$128,382	$6,557	5.11%
Tax-exempt securities	69,857	4,180	5.98	64,122	4,013	6.26	61,949	3,930	6.34

Total securities	217,525	12,068	5.55	205,411	11,256	5.48	190,331	10,487	5.51

Loans and leases	1,829,686	110,013	6.01	1,765,465	133,685	7.57	1,660,284	127,470	7.68
Short-term investments	392	7	1.79	510	20	3.92	320	12	3.75
Federal funds sold	11,353	204	1.80	8,239	420	5.10	9,745	482	4.95

Total earning assets	2,058,956	122,292	5.94	1,979,625	145,381	7.34	1,860,680	138,451	7.44

Allowance for loan and lease losses	(30,184)			(23,157)			(21,464)
Cash and due from banks	21,004			33,099			38,298
Other non-earning assets	107,546			94,279			82,419

Total assets	$2,157,322			$2,083,846			$1,959,933

Interest-bearing demand deposits	$42,734	$492	1.15%	$37,143	$1,047	2.82%	$36,530	$1,069	2.93%
Savings deposits	65,091	922	1.42	86,009	2,977	3.46	93,046	3,328	3.58
Money market accounts	13,948	192	1.38	11,706	359	3.07	10,326	325	3.15
Time deposits	1,332,071	58,206	4.37	1,385,260	71,838	5.19	1,289,777	60,033	4.65

Total interest-bearing deposits	1,453,844	59,812	4.11	1,520,118	76,221	5.01	1,429,679	64,755	4.53

Short-term borrowings	97,313	2,021	2.08	93,307	3,493	3.74	75,885	2,867	3.78
Federal Home Loan Bank advances	258,939	10,554	4.08	118,904	6,100	5.13	121,932	5,393	4.42
Long-term borrowings	46,579	2,476	5.32	36,610	2,810	7.68	35,895	2,658	7.40

Total interest-bearing liabilities	1,856,675	74,863	4.03	1,768,939	88,624	5.01	1,663,391	75,673	4.55

Demand deposits	108,584			115,172			115,390
Other liabilities	19,286			23,838			18,371

Total liabilities	1,984,545			1,907,949			1,797,152
Average equity	172,777			175,897			162,781

Total liabilities and equity	$2,157,322			$2,083,846			$1,959,933

Net interest income		$47,429			$56,757			$62,778

Rate spread			1.91%			2.33%			2.89%

Net interest margin			2.30%			2.87%			3.37%

	Years ended December 31,
	2008 over 2007			2007 over 2006
	Total	Volume	Rate	Total	Volume	Rate
Increase (decrease) in interest income
Taxable securities	$645,000	$334,000	$311,000	$686,000	$662,000	$24,000
Tax exempt securities	167,000	348,000	(181,000)	83,000	136,000	(53,000)
Loans	(23,672,000)	4,713,000	(28,385,000)	6,215,000	7,984,000	(1,769,000)
Short term investments	(13,000)	(4,000)	(9,000)	8,000	7,000	1,000
Federal funds sold	(216,000)	121,000	(337,000)	(62,000)	(76,000)	14,000

Net change in tax-equivalent income	(23,089,000)	5,512,000	(28,601,000)	6,930,000	8,713,000	(1,783,000)

Increase (decrease) in interest expense
Interest-bearing demand deposits	(555,000)	139,000	(694,000)	(22,000)	18,000	(40,000)
Savings deposits	(2,055,000)	(599,000)	(1,456,000)	(351,000)	(246,000)	(105,000)
Money market accounts	(167,000)	59,000	(226,000)	34,000	43,000	(9,000)
Time deposits	(13,632,000)	(2,673,000)	(10,959,000)	11,805,000	4,644,000	7,161,000
Short term borrowings	(1,472,000)	144,000	(1,616,000)	626,000	652,000	(26,000)
Federal Home Loan Bank advances	4,454,000	5,927,000	(1,473,000)	707,000	(137,000)	844,000
Long term borrowings	(334,000)	655,000	(989,000)	152,000	53,000	99,000

Net change in interest expense	(13,761,000)	3,651,000	(17,412,000)	12,951,000	5,027,000	7,924,000

Net change in tax-equivalent net interest income	$9,328,000	$1,861,000	$(11,189,000)	$(6,021,000)	$3,686,000	$(9,707,000)

Interest income is primarily generated from the loan and lease portfolio, and to a lesser degree, from securities, federal funds sold, and short term investments. Interest income decreased $23.1 million during 2008 from that earned in 2007, totaling $122.3 million in 2008 compared to $145.4 million in the previous year. The decrease is primarily due to the lower interest rate environment and increased level of nonperforming assets during 2008 when compared to 2007, which more than offset the growth in average earning assets year over year. The yield on average earning assets declined from 7.34% in 2007 to 5.94% in 2008.
During 2008, average earning assets increased $79.4 million, from $1,979.6 million in 2007 to $2,059.0 million during 2008. Growth in average total loans and leases, totaling $64.2 million, comprised 80.9% of the increase in average earning assets during 2008. Interest income generated from the loan and lease portfolio decreased $23.7 million in 2008 compared to the level earned in 2007; a decline in loan yield from 7.57% in 2007 to 6.01% in 2008 resulted in a $28.4 million reduction in interest income while growth in the loan and lease portfolio during 2008 resulted in a $4.7 million increase in interest income. The decrease in the loan and lease portfolio yield is primarily due to a lower interest rate environment during 2008 than in 2007 and an increase in nonperforming loans.
Interest income generated from the securities portfolio increased in 2008 compared to the level earned in 2007 as a result of growth in the portfolio and an increased yield. Average securities increased by $12.1 million in 2008, increasing from $205.4 million in 2007 to $217.5 million in 2008. The growth equated to an increase in interest income of $0.7 million. The improved yield, which equaled 5.55% in 2008 compared to 5.48% in 2007, resulted in a $0.1 million increase in interest income. Interest income earned on federal funds sold decreased by $0.2 million due to a decline in the average rate, which more than offset an increase in the average balance.
Interest expense is primarily generated from interest-bearing deposits, and to a lesser degree, from repurchase agreements, FHLB advances, and subordinated debentures. Interest expense decreased $13.7 million during 2008 from that expensed in 2007, totaling $74.9 million in 2008 compared to $88.6 million in the previous year. The decline in interest expense is primarily attributable to a decreased cost of funds, which mainly resulted from maturing fixed rate certificates of deposit and borrowings being renewed or replaced at lower interest rates, reflecting the decreased interest rate environment in 2008. Interest-bearing liabilities averaged $1,856.7 million during 2008, or $87.8 million higher than the average interest-bearing liabilities of $1,768.9 million during 2007. This growth resulted in increased interest expense of $3.7 million. A decline in interest expense of $17.4 million was recorded during 2008 due to a decreased cost of funds primarily attributable to lower average rates paid on fixed rate certificates of deposit and borrowings. The cost of average interest-bearing liabilities decreased from the 5.01% recorded in 2007 to 4.03% in 2008.

Average certificates of deposit declined $53.2 million during 2008, which equated to a decrease in interest expense of $2.7 million. An additional $10.9 million reduction in interest expense resulted from a decrease in the average rate paid as higher-rate certificates of deposit matured and were either renewed or replaced with lower-costing certificates of deposit throughout 2008. A decline in other average interest-bearing deposit accounts, totaling $13.1 million, equated to a decrease in interest expense of $0.4 million, with an additional interest expense reduction of $2.4 million recorded due to a decrease in the average rate paid during 2008.
Average short-term borrowings, primarily comprised of repurchase agreements and federal funds purchased, increased $4.0 million during 2008, resulting in increased interest expense of $0.1 million, while a decrease in the average rate paid during 2008 resulted in a reduction in interest expense of $1.6 million. Average FHLB advances increased $140.0 million, equating to an increase in interest expense of $5.9 million, while a decreased average rate paid on the advances resulted in a $1.5 million reduction in interest expense. Growth in average long-term borrowings, which is comprised of subordinated debentures, structured repurchase agreements, and deferred director and officer compensation programs, equated to an increase in interest expense of $0.7 million during 2008, with a decreased average rate reducing interest expense by $1.0 million.
Provision for Loan and Lease Losses
The provision for loan and lease losses totaled $21.2 million in 2008, compared to the $11.1 million expensed in 2007. The increase primarily reflects a higher volume of nonperforming loans and leases, increased net loan charge-offs, and other downgrades within our commercial loan and lease portfolio, necessitating a higher allowance balance. Nonperforming loans and leases totaled $49.3 million, or 2.66% of total loans and leases, as of December 31, 2008, compared to $29.8 million, or 1.66% of total loans and leases, as of December 31, 2007. Net loan and lease charge-offs during 2008 totaled $19.9 million, or 1.09% of average total loans and leases. Net loan and lease charge-offs during 2007 totaled $6.7 million, or 0.38% of average total loans and leases. Loan and lease growth during 2008 equaled $57.0 million, compared to loan and lease growth of $54.4 million during 2007. The allowance as a percentage of total loans outstanding as of December 31, 2008 was 1.46%, compared to 1.43% at year-end 2007. Although we believe the allowance is adequate to cover losses as they arise, there can be no assurance that we will not sustain losses in any given period that could be substantial in relation to, or greater than, the size of the allowance.
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

Noninterest Income
Noninterest income totaled $7.3 million in 2008, an increase of $1.4 million from the $5.9 million earned in 2007. Service charge income on deposits and repurchase agreements increased $0.4 million during 2008 when compared to 2007, primarily reflecting a decrease in the earnings credit rate and improved collection of overdraft service charges. Earnings from the increased cash surrender value of bank owned life insurance policies, primarily reflecting additional investments during the year and improved yields, increased $0.5 million in 2008. Residential mortgage banking fees increased $0.2 million in 2008 due to a higher volume of activity. We recorded increases in virtually all other fee income-producing activities in 2008 when compared to 2007 primarily due to increased volumes.
Noninterest Expense
Noninterest expense during 2008 totaled $42.1 million, an increase of $3.7 million over the $38.4 million expensed in 2007. Salary expense and benefit costs decreased $0.4 million in 2008 when compared to 2007. Included in 2007 salary and benefit costs is a one-time $1.2 million expense associated with the financial retirement package for former Chairman and Chief Executive Officer, Gerald R. Johnson, Jr., in conjunction with Mr. Johnson’s retirement effective June 30, 2007. Salary expense and benefit costs increased $0.8 million in 2008 if this one-time expense is excluded from 2007 salary and benefit costs; the resulting increase primarily reflects annual pay increases and the hiring of additional staff related to our expansion into Oakland County in late 2007. Occupancy, furniture and equipment costs increased $0.4 million in 2008. Costs associated with the administration and resolution of problem assets, including legal costs, property tax payments, appraisal fees and write-downs on foreclosed properties, totaled $3.3 million in 2008 compared to $1.1 million in 2007. FDIC deposit insurance assessments totaled $1.9 million in 2008 compared to $0.7 million in 2007. The FDIC issued a final rule in December 2008 that uniformly raised deposit insurance assessment rates for the first quarter of 2009 and indicated that another final rule will be issued in early 2009 that will modify the current deposit insurance assessment methodology. Our 2009 FDIC deposit insurance assessments may increase as a result of these changes in methodology. Other non-interest expenses, in aggregate, increased $0.3 million in 2008 when compared to 2007, reflecting additional expenditures required to administer an increased asset base.
Federal Income Tax Expense
During 2008, we recorded a loss before federal income tax of $9.8 million and a federal income tax benefit of $5.0 million, compared to net income before federal income tax of $12.0 million and federal income tax expense of $3.0 million during 2007. Our effective tax rate for 2008 was (49.6%), compared to 25.3% for 2007. The difference in the effective tax rate primarily reflects the significant difference in income before federal income tax expense (benefit), and the relationship of tax-exempt income to income (loss) before federal income tax expense (benefit).
SFAS No. 109, Accounting for Income Taxes, requires that companies assess whether a valuation allowance should be established against their deferred tax assets based on the consideration of all available evidence using a “more likely than not” standard. In accordance with SFAS No. 109, we reviewed our deferred tax assets and determined that no valuation allowance was necessary at year end 2008 or 2007. Despite the loss in 2008 and the challenging economic environment, we are in a cumulative income position, have a history of strong earnings, are well-capitalized, and have cautiously optimistic expectations regarding future taxable income. In making such judgments, significant weight is given to evidence that can be objectively verified. In making decisions regarding any valuation allowance, we consider both positive and negative evidence and analyze changes in near-term market conditions as well as other factors which may impact future operating results. The deferred tax assets will be analyzed quarterly for changes affecting realizability, and there can be no guarantee that a valuation allowance will not be necessary in future periods.

RESULTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006
Summary
Net income during 2007 was $9.0 million, or $1.06 per basic and diluted share, compared to net income of $19.8 million, or $2.36 per basic share and $2.33 per diluted share, recorded in 2006. The $10.8 million decline in net income represents a decrease of 54.8%, while diluted earnings per share were down 54.5%. The decline in net income during 2007 from that of 2006 is primarily the result of lower net interest income and a higher provision for loan and lease losses. In addition, net income during 2007 includes a one-time $1.2 million ($0.8 million after-tax) expense associated with the financial retirement package for former Chairman and Chief Executive Officer, Gerald R. Johnson Jr., which was recorded in conjunction with Mr. Johnson’s retirement effective June 30, 2007. Excluding this one-time expense, net income for 2007 was $9.8 million, or $1.16 per basic share and $1.15 per diluted share.
The following table shows some of the key performance and equity ratios for the years ended December 31, 2007 and 2006:

	2007	2006

Return on average assets	0.43%	1.01%
Return on average shareholders’ equity	5.10	12.19
Dividend payout ratio	52.16	20.34
Average shareholders’ equity to average assets	8.44	8.31
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
The net interest margin declined from 3.37% in 2006 to 2.87% in 2007, a decrease of 14.8%. Our net interest margin during 2005 was 3.50%. Throughout 2005 and during the first half of 2006, our net interest margin was generally on an increasing trend. From June 2004 through June 2006, the FOMC increased the federal funds rate by 25 basis points at 17 consecutive meetings, causing the prime rate to increase from 4.00% in June 2004 to 8.25% in June 2006. Our yield on assets increased significantly during this time period, as the interest rates on over 70% of our total loans and leases were tied to the prime rate. Our cost of funds also increased during this time period, as interest rates paid on our deposits and borrowings increased as well. However, our cost of funds increased at a slower rate than the increase in our yield on assets, with a significant portion of our interest-bearing liabilities comprised of fixed rate certificates of deposit and borrowings, resulting in a lagged increased cost of funds.
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
Federal Income Tax Expense
Federal income tax expense was $3.0 million in 2007, a decrease of $6.0 million from the $9.0 million expensed during 2006. The decrease during 2007 is primarily due to the decline in our pre-federal income tax profitability. Our effective tax rate for 2007 was 25.3%, compared to 31.1% in 2006, reflecting a decrease in taxable income and the related increase in tax-exempt income as a percent of taxable income.
CAPITAL RESOURCES
Shareholders’ equity is a noninterest-bearing source of funds that generally provides support for our asset growth. Shareholders’ equity was $174.4 million and $178.2 million at December 31, 2008 and 2007, respectively. The $3.8 million decline during 2008 is primarily attributable to net loss from operations, which totaled $5.0 million. Also negatively impacting shareholders’ equity during 2008 was the payment of cash dividends, which totaled $2.6 million. Positively impacting shareholders’ equity was unrealized gains for a $1.8 million, net of tax, adjustment for available for sale securities as defined in SFAS No. 115, and a $1.2 million, net of tax, change in the fair value of interest rate swaps.

We and our bank are subject to regulatory capital requirements administered by state and federal banking agencies. Failure to meet the various capital requirements can initiate regulatory action that could have a direct material effect on the financial statements. Our and our bank’s capital ratios as of December 31, 2008 and 2007 are disclosed in Note 18 of the Notes to Consolidated Financial Statements.
Our ability to pay cash and stock dividends is subject to limitations under various laws and regulations and to prudent and sound banking practices. During 2008, we paid a cash dividend on our common stock each calendar quarter. However, reflecting our financial results and the poor and weakening economy, we lowered the dollar amount of the cash dividends paid during 2008. During the first quarter of 2008, our cash dividend was $0.15 per share, but that was lowered to $0.08 per share during the second quarter and $0.04 per share during the third and fourth quarters. The reduction of the cash dividends during 2008 had a positive impact on our capital ratios. On January 8, 2009, we declared a $0.04 per common share cash dividend that will be paid on March 10, 2009 to shareholders of record on February 10, 2009.
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
Our liquidity strategy is to fund loan growth with deposits, repurchase agreements and FHLB advances, and to maintain an adequate level of short- and medium-term investments to meet typical daily loan and deposit activity. Although deposit and repurchase agreement growth from customers located in our market areas has historically generally increased, this growth has not been sufficient to meet our historical substantial loan growth and provide monies for additional investing activities. To assist in providing the additional needed funds, we have regularly obtained monies from wholesale funding sources. Wholesale funds, comprised of certificates of deposit from customers outside of our market areas and advances from the FHLB, totaled $1,414.2 million, or 71.5% of combined deposits and borrowed funds as of December 31, 2008, compared to $1,105.0 million, or 58.7% of combined deposits and borrowed funds as of December 31, 2007.
Although local deposits have historically generally increased as new business, municipal governmental unit and individual deposit relationships are established and as existing customers increase the balances in their accounts, the relatively high reliance on wholesale funds will likely remain. As part of our interest rate risk management strategy, a majority of our wholesale funds have a fixed rate and mature within one year, reflecting the fact that a majority of our loans and leases have a floating interest rate tied to either the Prime or LIBOR rates. While this strategy increases inherent liquidity risk, we believe the increased liquidity risk is sufficiently mitigated by the benefits derived from an interest rate risk management standpoint. In addition, we have developed a comprehensive contingency funding plan which we believe further mitigates the increased liquidity risk.
Wholesale funds are generally a lower all-in cost source of funds when compared to the interest rates that would have to be offered in the local markets to generate a commensurate level of funds. Interest rates paid on new out-of-area deposits and FHLB advances have historically been similar to interest rates paid on new certificates of deposit issued to local customers. In addition, the overhead costs associated with wholesale funds are considerably less than the overhead costs that would be incurred to attract and administer a similar level of local deposits, especially if the estimated costs of a needed expanded branching network were taken into account. We believe the relatively low overhead costs reflecting our limited branch network mitigate our high reliance on wholesale funds and resulting relatively low net interest margin.

As a member of the Federal Home Loan Bank of Indianapolis, our bank has access to the FHLB advance borrowing programs. Advances totaled $270.0 million as of December 31, 2008, compared to $180.0 million outstanding as of December 31, 2007. Based on available collateral as of December 31, 2008, we could borrow an additional $37.0 million. Our bank also has the ability to borrow up to $30.0 million on a daily basis through a correspondent bank using an established unsecured federal funds purchased line. During 2008, our federal funds purchased position averaged $4.2 million, compared to an average federal funds sold position of $11.4 million. Given the volatile market conditions, during the fourth quarter of 2008 we made the decision to operate with a higher than normal balance of federal funds sold. It is expected that we will maintain the higher balance of federal funds sold, likely to average 1.0% to 1.5% of average earning assets, until market conditions return to more normalized levels. As a result, we expect the use of our federal funds purchased line of credit, in at least the near future, will be rare, if at all.
During 2008 our bank established a line of credit through the Discount Window of the Federal Reserve Bank of Chicago. Using a substantial majority of our tax-exempt municipal securities as collateral, at year-end 2008 we could have borrowed up to about $60.0 million for terms of 1 to 28 days, or up to about $45.0 million for terms of 29 to 90 days. We do not plan to regularly access this line of credit.
The following table reflects, as of December 31, 2008, significant fixed and determinable contractual obligations to third parties by payment date, excluding accrued interest:

	One Year	One to	Three to	Over Five
	or Less	Three Years	Five Years	Years	Total

Deposits without a stated maturity	$235,789,000	$0	$0	$0	$235,789,000
Certificates of deposits	1,179,405,000	167,415,000	16,966,000	0	1,363,786,000
Short term borrowings	94,413,000	0	0	0	94,413,000
Federal Home Loan Bank advances	70,000,000	150,000,000	50,000,000	0	270,000,000
Subordinated debentures	0	0	0	32,990,000	32,990,000
Other borrowed money	0	15,000,000	0	4,528,000	19,528,000
Operating leases	329,000	432,000	168,000	0	929,000
In addition to normal loan funding and deposit flow, we must maintain liquidity to meet the demands of certain unfunded loan commitments and standby letters of credit. At December 31, 2008, we had a total of $379.7 million in unfunded loan commitments and $51.4 million in unfunded standby letters of credit. Of the total unfunded loan commitments, $368.7 million were commitments available as lines of credit to be drawn at any time as customers’ cash needs vary, and $11.0 million were for loan commitments scheduled to close and become funded within the next twelve months. The level of commitments to make loans has declined significantly when compared to historical level, primarily reflecting relatively poor economic conditions. We monitor fluctuations in loan balances and commitment levels, and include such data in our overall liquidity management.
The following table depicts our loan commitments at the end of the past three years:

	December 31,	December 31,	December 31,
	2008	2007	2006

Commercial unused lines of credit	$323,785,000	$377,493,000	$345,195,000
Unused lines of credit secured by 1-4 family residential properties	30,658,000	33,083,000	29,314,000
Credit card unused lines of credit	9,413,000	9,035,000	8,510,000
Other consumer unused lines of credit	4,881,000	6,910,000	7,197,000
Commitments to make loans	10,959,000	66,196,000	60,850,000
Standby letters of credit	51,439,000	81,292,000	73,241,000

Total	$431,135,000	$574,009,000	$524,307,000

We monitor our liquidity position and funding strategies on an ongoing basis, but recognize that unexpected events, economic or market conditions, reduction in earnings performance, declining capital levels or situations beyond our control could either cause short term or long term liquidity challenges. While we believe it is unlikely that a funding crisis of any significant degree is likely to materialize, we have developed a comprehensive contingency funding plan that provides a framework for meeting both temporary and longer-term liquidity disruptions. Depending on the particular circumstances of a liquidity situation, possible strategies may include obtaining funds via one or a combination of the following sources of funds: established lines of credit at correspondent banks, the FHLB and the Federal Reserve Bank of Chicago, brokered certificate of deposit market, wholesale securities repurchase markets, issuance of term debt, common or preferred stock, or sale of securities or other assets.
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

The following table depicts our GAP position as of December 31, 2008 (dollars in thousands):

	Within	Three to	One to	After
	Three	Twelve	Five	Five
	Months	Months	Years	Years	Total
Assets:
Commercial loans (1)	$731,445	$212,433	$702,801	$61,629	$1,708,308
Leases	23	120	1,842	0	1,985
Residential real estate loans	52,208	16,871	57,214	14,483	140,776
Consumer loans	2,350	97	2,808	591	5,846
Securities (2)	38,942	1,884	43,153	158,808	242,787
Federal funds sold	8,950	0	0	0	8,950
Short term investments	100	0	0	0	100
Allowance for loan and lease losses	0	0	0	0	(27,108)
Other assets	0	0	0	0	126,366

Total assets	834,018	231,405	807,818	235,511	2,208,010

Liabilities:
Interest-bearing checking	50,248	0	0	0	50,248
Savings	49,943	0	0	0	49,943
Money market accounts	24,886	0	0	0	24,886
Time deposits under $100,000	59,325	82,272	37,342	0	178,939
Time deposits $100,000 and over	377,341	660,467	147,039	0	1,184,847
Short term borrowings	94,413	0	0	0	94,413
Federal Home Loan Bank advances	15,000	55,000	200,000	0	270,000
Long term borrowings	37,518	0	15,000	0	52,518
Noninterest-bearing checking	0	0	0	0	110,712
Other liabilities	0	0	0	0	17,132

Total liabilities	708,674	797,739	399,381	0	2,033,638
Shareholders’ equity	0	0	0	0	174,372

Total sources of funds	708,674	797,739	399,381	0	2,208,010

Net asset (liability) GAP	$125,344	$(566,334)	$408,437	$235,511

Cumulative GAP	$125,344	$(440,990)	$(32,553)	$202,958

Percent of cumulative GAP to total assets	5.7%	(20.0)%	(1.5)%	9.2%

(1)	Floating rate loans that are currently at interest rate ceilings or interest rate floors are treated as fixed rate loans and are reflected using maturity date and not repricing frequency.

(2)	Mortgage-backed securities are categorized by expected maturities based upon prepayment trends as of December 31, 2008.
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

We conducted multiple simulations as of December 31, 2008, in which it was assumed that changes in market interest rates occurred ranging from up 200 basis points to down 200 basis points in equal quarterly instalments over the next twelve months. The following table reflects the suggested impact on net interest income over the next twelve months in comparison to estimated net interest income based on our balance sheet structure, including the balances and interest rates associated with our specific loans, securities, deposits and borrowed funds, as of December 31, 2008. The resulting estimates are well within our policy parameters established to manage and monitor interest rate risk.

	Dollar Change In	Percent Change In
Interest Rate Scenario	Net Interest Income	Net Interest Income
Interest rates down 200 basis points	$8,298,000	17.2%
Interest rates down 100 basis points	7,935,000	16.5
No change in interest rates	7,352,000	15.3
Interest rates up 100 basis points	6,260,000	13.0
Interest rates up 200 basis points	6,963,000	14.4
The resulting estimates have been significantly impacted by the current interest rate and economic environment, as adjustments have been made to critical model inputs with regards to traditional interest rate relationships. This is especially important as it relates to floating rate commercial loans and brokered certificates of deposit, which comprise a substantial portion of our balance sheet. As of December 31, 2008, the Mercantile Prime Rate is 4.50% as compared to the Wall Street Journal Prime Rate of 3.25%. Historically, the two indices have been equal; however, we elected not to reduce the Mercantile Prime Rate in late October and mid-December of 2008 when the Wall Street Journal Prime Rate declined by 50 and 75 basis points, respectively. In conducting our simulations at year-end 2008, we have made the assumption that the Mercantile Prime Rate will remain unchanged until the Wall Street Journal Prime Rate exceeds the Mercantile Prime Rate, at which time the two indices will remain equal in the increasing interest rate scenarios. We have also made similar assumptions in regards to our local deposit rates, which in general have not been reduced since the separation of the Mercantile and Wall Street Journal Prime Rate indices. Also, brokered certificate of deposit rates have substantially decreased since December of 2008, with part of the decline attributable to a significant imbalance whereby the supply of available funds far outweighs the demand from banks looking to raise funds. As a result, we have substantially limited further reductions in brokered certificate of deposit rates in the declining interest rate scenarios.
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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Shareholders
Mercantile Bank Corporation
Grand Rapids, Michigan
We have audited the accompanying consolidated balance sheets of Mercantile Bank Corporation as of December 31, 2008 and 2007, and the related consolidated statements of income, changes in shareholders’ equity and cash flows for the years ended December 31, 2008 and 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Mercantile Bank Corporation as of December 31, 2008 and 2007, and the results of its operations and its cash flows for the years ended December 31, 2008 and 2007 in conformity with accounting principles generally accepted in the United States of America.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Mercantile Bank Corporation’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 11, 2009 expressed an unqualified opinion thereon.

/s/ BDO Seidman, LLP
BDO Seidman, LLP
Grand Rapids, Michigan
March 11, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Shareholders
Mercantile Bank Corporation
Grand Rapids, Michigan
We have audited the accompanying consolidated statements of income, changes in shareholders’ equity and cash flows for the year ended December 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of its operations and its cash flows for the year ended December 31, 2006 in conformity with U.S. generally accepted accounting principles.

/s/ Crowe Horwath LLP
Crowe Horwath LLP
Grand Rapids, Michigan
February 20, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Shareholders
Mercantile Bank Corporation
Grand Rapids, Michigan
We have audited Mercantile Bank Corporation’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Mercantile Bank Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Report by Mercantile Bank Corporation’s Management on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, Mercantile Bank Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Mercantile Bank Corporation as of December 31, 2008 and 2007, and the related consolidated statements of income, changes in shareholders’ equity and cash flows for the years ended December 31, 2008 and 2007, and our report dated March 11, 2009 expressed an unqualified opinion thereon.

/s/ BDO Seidman, LLP
BDO Seidman, LLP
Grand Rapids, Michigan
March 11, 2009

March 11, 2009
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
Management assessed the Company’s system of internal control over financial reporting that is designed to produce reliable financial statements in conformity with generally accepted accounting principles as of December 31, 2008. This assessment was based on criteria for effective internal control over financial reporting described in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management believes that, as of December 31, 2008, Mercantile Bank Corporation maintained effective control over financial reporting presented in conformity with generally accepted accounting principles based on those criteria.
The Company’s independent auditors have issued an audit report on the effectiveness of the Company’s internal control over financial reporting.

Mercantile Bank Corporation
/s/ Michael H. Price
Michael H. Price
Chairman of the Board, President and Chief Executive Officer

/s/ Charles E. Christmas
Charles E. Christmas
Senior Vice President — Chief Financial Officer and Treasurer

MERCANTILE BANK CORPORATION
CONSOLIDATED BALANCE SHEETS
December 31, 2008 and 2007

	2008	2007

ASSETS
Cash and due from banks	$16,754,000	$29,138,000
Short-term investments	100,000	292,000
Federal funds sold	8,950,000	0

Total cash and cash equivalents	25,804,000	29,430,000

Securities available for sale	162,669,000	136,673,000
Securities held to maturity (fair value of $65,381,000 at December 31, 2008 and $66,440,000 at December 31, 2007)	64,437,000	65,330,000
Federal Home Loan Bank stock	15,681,000	9,733,000

Loans and leases	1,856,915,000	1,799,880,000
Allowance for loan and lease losses	(27,108,000)	(25,814,000)

Loans and leases, net	1,829,807,000	1,774,066,000

Premises and equipment, net	32,334,000	34,351,000
Bank owned life insurance policies	42,462,000	39,118,000
Accrued interest receivable	8,513,000	9,957,000
Other assets	26,303,000	22,745,000

Total assets	$2,208,010,000	$2,121,403,000

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits
Noninterest-bearing	$110,712,000	$133,056,000
Interest-bearing	1,488,863,000	1,458,125,000

Total	1,599,575,000	1,591,181,000

Securities sold under agreements to repurchase	94,413,000	97,465,000
Federal funds purchased	0	13,800,000
Federal Home Loan Bank advances	270,000,000	180,000,000
Subordinated debentures	32,990,000	32,990,000
Other borrowed money	19,528,000	4,013,000
Accrued interest and other liabilities	17,132,000	23,799,000

Total liabilities	2,033,638,000	1,943,248,000

Shareholders’ equity
Preferred stock, no par value; 1,000,000 shares authorized, none issued	0	0
Common stock, no par value; 20,000,000 shares authorized; 8,593,304 and 8,527,197 shares issued and outstanding at December 31, 2008 and 2007	172,353,000	172,938,000
Retained earnings (deficit)	(1,281,000)	4,948,000
Accumulated other comprehensive income	3,300,000	269,000

Total shareholders’ equity	174,372,000	178,155,000

Total liabilities and shareholders’ equity	$2,208,010,000	$2,121,403,000

See accompanying notes to consolidated financial statements.

MERCANTILE BANK CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
Years ended December 31, 2008, 2007 and 2006

	2008	2007	2006

Interest income
Loans and leases, including fees	$110,013,000	$133,685,000	$127,470,000
Securities, taxable	7,888,000	7,243,000	6,557,000
Securities, tax-exempt	2,960,000	2,813,000	2,739,000
Federal funds sold	204,000	420,000	482,000
Short-term investments	7,000	20,000	12,000

Total interest income	121,072,000	144,181,000	137,260,000

Interest expense
Deposits	59,812,000	76,221,000	64,755,000
Short-term borrowings	2,021,000	3,493,000	2,867,000
Federal Home Loan Bank advances	10,554,000	6,100,000	5,393,000
Long-term borrowings	2,476,000	2,810,000	2,658,000

Total interest expense	74,863,000	88,624,000	75,673,000

Net interest income	46,209,000	55,557,000	61,587,000

Provision for loan and lease losses	21,200,000	11,070,000	5,775,000

Net interest income after provision for loan and lease losses	25,009,000	44,487,000	55,812,000

Noninterest income
Service charges on accounts	1,994,000	1,610,000	1,386,000
Earnings on bank owned life insurance policies	1,727,000	1,252,000	1,165,000
Credit and debit card fees	745,000	668,000	557,000
Letter of credit fees	687,000	613,000	443,000
Mortgage banking activities	662,000	464,000	553,000
Net gain on sales of commercial loans	0	0	29,000
Other income	1,467,000	1,263,000	1,128,000

Total noninterest income	7,282,000	5,870,000	5,261,000

Noninterest expense
Salaries and benefits	22,493,000	22,876,000	18,983,000
Occupancy	3,826,000	3,300,000	3,136,000
Furniture and equipment rent, depreciation and maintenance	1,980,000	2,063,000	2,050,000
Nonperforming asset costs	3,266,000	1,099,000	430,000
Data processing	2,394,000	2,017,000	1,657,000
FDIC insurance	1,890,000	654,000	184,000
Advertising	559,000	585,000	600,000
Other expense	5,718,000	5,762,000	5,222,000

Total noninterest expenses	42,126,000	38,356,000	32,262,000

Income (loss) before federal income tax expense (benefit)	(9,835,000)	12,001,000	28,811,000

Federal income tax expense (benefit)	(4,876,000)	3,035,000	8,964,000

Net income (loss)	$(4,959,000)	$8,966,000	$19,847,000

Earnings (loss) per share:
Basic	$(0.59)	$1.06	$2.36

Diluted	$(0.59)	$1.06	$2.33

See accompanying notes to consolidated financial statements.

MERCANTILE BANK CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
Years ended December 31, 2008, 2007 and 2006

			Accumulated Other	Total
	Common	Retained	Comprehensive	Shareholders’
	Stock	Earnings (Deficit)	Income (Loss)	Equity

Balances, January 1, 2006	$148,533,000	$8,000,000	$(1,408,000)	$155,125,000

Payment of 5% stock dividend	12,014,000	(12,018,000)		(4,000)

Employee stock purchase plan, 2,912 shares	107,000			107,000

Dividend reinvestment plan, 2,657 shares	98,000			98,000

Stock option exercises, 64,971 shares	814,000			814,000

Stock tendered for stock option exercises, 15,685 shares	(585,000)			(585,000)

Cash dividends ($0.48 per share)		(4,035,000)		(4,035,000)

Stock-based compensation expense	242,000			242,000

Comprehensive income:
Net income		19,847,000		19,847,000
Change in net unrealized loss on securities available for sale, net of reclassifications and tax effect			306,000	306,000

Total comprehensive income				20,153,000

Balances, December 31, 2006	161,223,000	11,794,000	(1,102,000)	171,915,000

Payment of 5% stock dividend	11,131,000	(11,135,000)		(4,000)

Employee stock purchase plan, 3,966 shares	91,000			91,000

Dividend reinvestment plan, 3,137 shares	76,000			76,000

Stock option exercises, 52,117 shares	643,000			643,000

Stock tendered for stock option exercises, 18,291 shares	(587,000)			(587,000)

Cash dividends ($0.55 per share)		(4,677,000)		(4,677,000)

Stock-based compensation expense	361,000			361,000

Comprehensive income:
Net income		8,966,000		8,966,000
Change in net unrealized gain (loss) on securities available for sale, net of reclassifications and tax effect			1,371,000	1,371,000

Total comprehensive income				10,337,000

Balances, December 31, 2007	172,938,000	4,948,000	269,000	178,155,000
See accompanying notes to consolidated financial statements.

MERCANTILE BANK CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (Continued)
Years ended December 31, 2008, 2007 and 2006

			Accumulated Other	Total
	Common	Retained	Comprehensive	Shareholders’
	Stock	Earnings (Deficit)	Income (Loss)	Equity

Balances, December 31, 2007	$172,938,000	$4,948,000	$269,000	$178,155,000

Employee stock purchase plan, 10,904 shares	76,000			76,000

Dividend reinvestment plan, 4,340 shares	40,000			40,000

Stock option exercises, 2,000 shares	16,000			16,000

Stock tendered for stock option exercises, 1,123 shares	(16,000)			(16,000)

Stock-based compensation expense	654,000			654,000

Cash dividends ($0.31 per share)	(1,355,000)	(1,270,000)		(2,625,000)

Comprehensive income (loss):
Net loss		(4,959,000)		(4,959,000)

Change in net unrealized gain on securities available for sale, net of reclassifications and tax effect			1,795,000	1,795,000

Change in net fair value of interest rate swaps, net of reclassifications and tax effect			1,236,000	1,236,000

Total comprehensive loss				(1,928,000)

Balances, December 31, 2008	$172,353,000	$(1,281,000)	$3,300,000	$174,372,000

See accompanying notes to consolidated financial statements.

MERCANTILE BANK CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years ended December 31, 2008, 2007 and 2006

	2008	2007	2006

Cash flows from operating activities
Net income (loss)	$(4,959,000)	$8,966,000	$19,847,000
Adjustments to reconcile net income (loss) to net cash from operating activities:
Depreciation and amortization	2,762,000	3,080,000	2,887,000
Provision for loan and lease losses	21,200,000	11,070,000	5,775,000
Deferred income tax benefit	(1,558,000)	(2,103,000)	(474,000)
Stock-based compensation expense	654,000	361,000	242,000
Net gain on sales of commercial loans	0	0	(29,000)
Proceeds from sales of mortgage loans held for sale	44,095,000	32,911,000	18,133,000
Origination of mortgage loans held for sale	(42,810,000)	(33,408,000)	(18,766,000)
Net gain on sales of mortgage loans	(506,000)	(432,000)	(231,000)
Loss on sale of foreclosed assets	1,768,000	157,000	8,000
Earnings on bank owned life insurance	(1,727,000)	(1,252,000)	(1,165,000)
Net change in:
Accrued interest receivable	1,444,000	330,000	(2,013,000)
Other assets	(61,000)	(2,243,000)	(1,658,000)
Accrued interest and other liabilities	(6,667,000)	1,927,000	5,277,000

Net cash from operating activities	13,635,000	19,364,000	27,833,000

Cash flows from investing activities
Purchases of:
Securities available for sale	(96,292,000)	(15,406,000)	(24,886,000)
Securities held to maturity	(978,000)	(4,658,000)	(4,567,000)
Federal Home Loan Bank stock	(5,948,000)	(2,224,000)	0
Proceeds from:
Maturities, calls and repayments of securities available for sale	73,571,000	11,969,000	7,423,000
Maturities, calls and repayments of securities held to maturity	1,840,000	3,221,000	1,330,000
Redemption of Federal Home Loan Bank stock	0	0	378,000
Loan and lease originations and payments, net	(86,489,000)	(66,681,000)	(189,793,000)
Purchases of premises and equipment, net	(673,000)	(3,513,000)	(5,911,000)
Proceeds from sale of foreclosed assets	4,777,000	1,476,000	1,055,000
Purchases of bank owned life insurance policies	(1,617,000)	(7,008,000)	(1,621,000)

Net cash for investing activities	(111,809,000)	(82,824,000)	(216,592,000)

Cash flows from financing activities
Net increase (decrease) in time deposits	42,774,000	(50,972,000)	229,843,000
Net increase (decrease) in all other deposits	(34,380,000)	(4,750,000)	(2,292,000)
Net increase (decrease) in securities sold under agreements to repurchase	(3,052,000)	11,993,000	13,271,000
Net increase (decrease) in federal funds purchased	(13,800,000)	4,000,000	200,000
Proceeds from Federal Home Loan Bank advances	266,500,000	175,000,000	80,000,000
Pay-off of Federal Home Loan Bank advances	(176,500,000)	(90,000,000)	(115,000,000)
Increase in structured repurchase agreements	15,000,000	0	0
Increase in other borrowed money	515,000	697,000	969,000
Cash paid in lieu of fractional shares on stock dividend	0	(4,000)	(4,000)
Employee stock purchase plan	76,000	91,000	107,000
Dividend reinvestment plan	40,000	76,000	98,000
Stock option exercises, net	0	56,000	229,000
Cash dividends	(2,625,000)	(4,677,000)	(4,035,000)

Net cash from financing activities	94,548,000	41,510,000	203,386,000

See accompanying notes to consolidated financial statements.

MERCANTILE BANK CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
Years ended December 31, 2008, 2007 and 2006

	2008	2007	2006

Net change in cash and cash equivalents	(3,626,000)	(21,950,000)	14,627,000
Cash and cash equivalents at beginning of period	29,430,000	51,380,000	36,753,000

Cash and cash equivalents at end of period	$25,804,000	$29,430,000	$51,380,000

Supplemental disclosures of cash flow information
Cash paid during the year for:
Interest	$80,748,000	$87,707,000	$67,925,000
Federal income taxes	0	5,730,000	10,875,000
Transfers from loans and leases to foreclosed assets	9,062,000	6,898,000	2,129,000
See accompanying notes to consolidated financial statements.

MERCANTILE BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008 and 2007
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
Mercantile Real Estate was organized on July 21, 2003, principally to develop, construct, and own a facility in downtown Grand Rapids that serves as our bank’s main office and Mercantile’s headquarters. This facility was placed into service during the second quarter of 2005.
Mercantile filed an election to become a financial holding company pursuant to Title I of the Gramm-Leach-Bliley Act and Federal Reserve Board regulations effective March 23, 2000.
(Continued)

MERCANTILE BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008 and 2007
NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
Use of Estimates: To prepare financial statements in conformity with accounting principles generally accepted in the United States of America, management makes estimates and assumptions based on available information. These estimates and assumptions affect the amounts reported in the financial statements and the disclosures provided, and actual results could differ. The allowance for loan and lease losses and the fair values of financial instruments are particularly subject to change.
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
Loans and Leases: Loans and leases that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are reported at the principal balance outstanding, net of deferred loan fees and costs and an allowance for loan and lease losses. Interest income is accrued on the unpaid principal balance. Loan origination fees, net of certain direct origination costs, are deferred and recognized in interest income using the level-yield method without anticipating prepayments. Net unamortized deferred loan fees amounted to $0.8 million and $0.3 million at December 31, 2008 and 2007, respectively.
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
December 31, 2008 and 2007
NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
Loans Held for Sale: Mortgage loans originated and intended for sale in the secondary market are carried at the lower of aggregate cost or market, as determined by outstanding commitments from investors. Net unrealized losses, if any, are recorded as a valuation allowance and charged to earnings. Such loans are sold service released. The balance of loans held for sale equaled $1.1 million and $1.9 million as of December 31, 2008 and 2007, respectively. Mortgage banking activities include fees on direct brokered mortgage loans and the net gain on sale of mortgage loans originated for sale.
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
Transfers of Financial Assets: Transfers of financial assets are accounted for as sales when control over the assets has been surrendered. Control over transferred assets is deemed to be surrendered when: (1) the assets have been isolated from the corporation, (2) the transferee obtains the right (free of conditions that constrain it from taking advantage of that right) to pledge or exchange the transferred assets, and (3) the Bank does not maintain effective control over the transferred assets through an agreement to repurchase them before their maturity. Our transfers of financial assets are limited to commercial loan participations sold, which were insignificant for 2008, 2007 and 2006, and the sale of residential mortgage loans in the secondary market, the extent of which is disclosed in the consolidated statements of cash flows.
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
(Continued)

MERCANTILE BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008 and 2007
NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
Foreclosed Assets: Assets acquired through or in lieu of foreclosure are initially recorded at the estimated fair value net of estimated selling costs when acquired, establishing a new cost basis. If fair value declines, a valuation allowance is recorded through expense. Costs after acquisition are expensed. Foreclosed assets are included in other assets in the accompanying consolidated balance sheets and totaled $8.1 million and $5.9 million at December 31, 2008 and 2007, respectively.
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
Stock-Based Compensation: Pursuant to Statement of Financial Accounting Standards (“SFAS”) No. 123(R), Share-Based Payment, compensation cost for equity-based awards is measured on the grant date based on the fair value of the award at that date, and is recognized over the requisite service period, net of estimated forfeitures. Fair value of stock option awards is estimated using a closed option valuation (Black-Scholes) model. Fair value of restricted stock awards is based upon the quoted market price of the common stock on the date of grant.
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
Stock Dividend: Earnings per share are restated for all stock dividends, including the 5% stock dividends paid on May 4, 2007 and May 16, 2006. The fair value of shares issued in stock dividends is transferred from retained earnings to common stock to the extent of available retained earnings.
(Continued)

MERCANTILE BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years ended December 31, 2008 and 2007
NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
Comprehensive Income: Comprehensive income consists of net income and other comprehensive income. Other comprehensive income includes unrealized gains and losses on securities available for sale which are also recognized as separate components of equity. For 2008, other comprehensive income also includes the change in fair value of interest rate swaps as discussed in more detail in Note 13.
Derivatives: Derivative financial instruments are recognized as assets or liabilities at fair value. The accounting for changes in the fair value of derivatives depends on the use of the derivatives and whether the derivatives qualify for hedge accounting. During 2008, our derivatives consisted of interest rate swap agreements, which were used as part of our asset liability management to help manage interest rate risk. We do not use derivatives for trading purposes.
Changes in the fair value of derivatives that are designated as a hedge of the variability of cash flows to be received on the hedged asset or liability and are effective are reported in other comprehensive income. They are later reclassified into earnings in the same periods during which the hedged transaction affects earnings and are included in the line item in which the hedged cash flows are recorded. If hedge accounting does not apply, changes in the fair value of derivatives are recognized immediately in current earnings as noninterest income or expense.
If designated as a hedge, we formally document the relationship between derivatives as hedged items, as well as the risk-management objective and the strategy for undertaking hedge transactions. This documentation includes linking cash flow hedges to specific assets on the balance sheet. If designated as a hedge, we also formally assess, both at the inception and on an ongoing basis, whether the derivative instruments that are used are highly effective in offsetting changes in cash flows of the hedged items. Ineffective hedge gains and losses are recognized immediately in current earnings as noninterest income or expense. We discontinue hedge accounting when we determine the derivative is no longer effective in offsetting changes in the cash flows of the hedged item, the derivative is settled or terminates, or treatment of the derivatives as a hedge is no longer appropriate or intended.
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
Operating Segment: While we monitor the revenue streams of the various products and services offered, the Company manages its business on the basis of one operating segment, banking, in accordance with the qualitative and quantitative criteria established by SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information.
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
(Continued)

MERCANTILE BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years ended December 31, 2008 and 2007
NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS No. 157 applies to other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. SFAS No. 157 does not require any new fair value measurements and was originally effective beginning January 1, 2008. In February 2008, the FASB issued FASB Staff Position (“FSP”) FAS 157-2. FSP FAS 157-2 allows entities to electively defer the effective date of SFAS No. 157 until January 1, 2009 for nonfinancial assets and nonfinancial liabilities except those items recognized or disclosed at fair value on an annual or more frequently recurring basis. We will apply the fair value measurement and disclosure provisions of SFAS No. 157 to nonfinancial assets and nonfinancial liabilities effective January 1, 2009. The application of such is not expected to be material to our results of operations or financial position. On October 10, 2008, the FASB issued FSP FAS 157-3 to clarify the application of fair value measurements of a financial asset when the market for that asset is not active. This clarifying guidance became effective upon issuance. This new guidance had no effect on our consolidated results of operations or financial position. See Note 15 for a discussion regarding the January 1, 2008 implementation of SFAS No. 157 relating to our financial assets and liabilities.
In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. This Statement permits entities to choose to measure eligible items at fair value at specified election dates. For items for which the fair value option has been elected, unrealized gains and losses are to be reported in earnings at each subsequent reporting date. The fair value option is irrevocable unless a new election date occurs, may be applied instrument by instrument, with a few exceptions, and applies only to entire instruments and not to portions of instruments. SFAS No. 159 provides an opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting. SFAS No. 159 was effective beginning January 1, 2008. Through December 31, 2008, we have not elected the fair value option for any of our financial assets or liabilities.
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
In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles. SFAS No. 162 is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with U.S. generally accepted accounting principles (“GAAP”). SFAS No. 162 directs the GAAP hierarchy to the entity, not the independent auditors, as the entity is responsible for selecting accounting principles for financial statements that are presented in conformity with GAAP. SFAS No. 162 became effective 60 days following the Securities and Exchange Commission’s September 2008 approval of the Public Accounting Oversight Board amendments to remove the GAAP hierarchy from the audit standards. The adoption of SFAS No. 162 did not have an impact on our consolidated results of operations or financial position.
(Continued)

MERCANTILE BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008 and 2007
NOTE 2 — SECURITIES
The amortized cost, fair value of available for sale securities and the related gross unrealized gains and losses recognized in accumulated other comprehensive income (loss) are as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
2008
U.S. Government agency debt obligations	$61,511,000	$1,264,000	$(393,000)	$62,382,000
Mortgage-backed securities	74,702,000	2,324,000	0	77,026,000
Michigan Strategic Fund bonds	22,105,000	0	0	22,105,000
Mutual fund	1,175,000	0	(19,000)	1,156,000

	$159,493,000	$3,588,000	$(412,000)	$162,669,000

2007
U.S. Government agency debt obligations	$80,129,000	$860,000	$(44,000)	$80,945,000
Mortgage-backed securities	55,003,000	193,000	(577,000)	54,619,000
Mutual fund	1,127,000	0	(18,000)	1,109,000

	$136,259,000	$1,053,000	$(639,000)	$136,673,000

The carrying amount, unrecognized gains and losses, and fair value of securities held to maturity were as follows:

		Gross	Gross
	Carrying	Unrealized	Unrealized	Fair
	Amount	Gains	Losses	Value
2008
Municipal general obligation bonds	$56,893,000	$1,133,000	$(351,000)	$57,675,000
Municipal revenue bonds	7,544,000	175,000	(13,000)	7,706,000

	$64,437,000	$1,308,000	$(364,000)	$65,381,000

2007
Municipal general obligation bonds	$57,668,000	$1,084,000	$(164,000)	$58,588,000
Municipal revenue bonds	7,662,000	198,000	(8,000)	7,852,000

	$65,330,000	$1,282,000	$(172,000)	$66,440,000

(Continued)

MERCANTILE BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008 and 2007
NOTE 2 — SECURITIES (Continued)
Securities with unrealized losses at year-end 2008 and 2007, aggregated by investment category and length of time that individual securities have been in a continuous loss position, are as follows:

	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Loss	Value	Loss	Value	Loss

2008
U.S. Government agency debt obligations	$20,588,000	$(387,000)	$1,994,000	$(6,000)	$22,582,000	$(393,000)
Mortgage-backed securities	0	0	0	0	0	0
Michigan Strategic Fund bonds	0	0	0	0	0	0
Mutual fund	0	0	1,156,000	(19,000)	1,156,000	(19,000)
Municipal general obligation bonds	3,547,000	(76,000)	10,852,000	(275,000)	14,399,000	(351,000)
Municipal revenue bonds	307,000	(1,000)	794,000	(12,000)	1,101,000	(13,000)

	$24,442,000	$(464,000)	$14,796,000	$(312,000)	$39,238,000	$(776,000)

2007
U.S. Government agency debt obligations	$0	$0	$7,953,000	$(44,000)	$7,953,000	$(44,000)
Mortgage-backed securities	1,241,000	(3,000)	35,277,000	(574,000)	36,518,000	(577,000)
Mutual fund	0	0	1,109,000	(18,000)	1,109,000	(18,000)
Municipal general obligation bonds	2,899,000	(29,000)	11,001,000	(135,000)	13,900,000	(164,000)
Municipal revenue bonds	255,000	(1,000)	1,029,000	(7,000)	1,284,000	(8,000)

	$4,395,000	$(33,000)	$56,369,000	$(778,000)	$60,764,000	$(811,000)

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
There were one U.S. Government agency debt obligation, 36 municipal general obligation bonds and three municipal revenue bonds in a continuous loss position for 12 months or more at December 31, 2008. At December 31, 2008, 67 debt securities and a mutual fund with a fair value totaling $39.2 million have unrealized losses with aggregate depreciation of $0.8 million, or 0.3% from the amortized cost basis of total securities. At December 31, 2008, 289 debt securities with a fair value totaling $161.3 million have unrealized gains with aggregate appreciation of $4.9 million, or 2.2% from the amortized cost basis of total securities. After we considered whether the securities were issued by the federal government or its agencies and whether downgrades by bond rating agencies had occurred, we determined that unrealized losses were due to changing interest rate environments. As we have the intent and ability to hold debt securities until maturity, or for the foreseeable future if classified as available for sale, no declines are deemed to be other-than-temporary.
(Continued)

MERCANTILE BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008 and 2007
NOTE 2 — SECURITIES (Continued)
The amortized cost and fair values of debt securities at year-end 2008, by contractual maturity, are shown below. The contractual maturity is utilized below for U.S. Government agency debt obligations and municipal bonds. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity date, primarily mortgage backed securities, are shown separately.
The maturities of securities and their weighted average yields at December 31, 2008 are also shown in the following table. The yields for municipal securities are shown at their tax equivalent yield.

	Held-to-Maturity			Available-for-Sale
	Weighted			Weighted
	Average	Carrying	Fair	Average	Amortized	Fair
	Yield	Amount	Value	Yield	Cost	Value

Due in one year or less	6.64%	$1,884,000	$1,914,000	NA	$0	$0
Due from one to five years	6.73	10,457,000	10,891,000	4.70%	11,934,000	12,235,000
Due from five to ten years	6.57	13,496,000	13,948,000	5.29	16,637,000	17,065,000
Due after ten years	6.35	38,600,000	38,628,000	5.33	32,940,000	33,082,000
Mortgage-backed securities	NA	0	0	5.16	74,702,000	77,026,000
Michigan Strategic Fund bonds	NA	0	0	2.99	22,105,000	22,105,000
Mutual fund	NA	0	0	4.00	1,175,000	1,156,000

	6.47%	$64,437,000	$65,381,000	4.87%	$159,493,000	$162,669,000

During 2008, 2007 and 2006, there were no securities sold.
At year-end 2008 and 2007, the amortized cost of securities issued by the state of Michigan and all its political subdivisions totaled $64.4 million and $65.3 million, with an estimated market value of $65.4 million and $66.4 million, respectively. Total securities of any other specific issuer, other than the U.S. Government and its agencies, did not exceed 10% of shareholders’ equity.
The carrying value of securities that are pledged to secure repurchase agreements and other deposits was $124.2 million and $109.2 million at December 31, 2008 and 2007, respectively. In addition, substantially all of our municipal bonds have been pledged to the Discount Window of the Federal Reserve Bank of Chicago. Investments in Federal Home Loan Bank stock are restricted and may only be resold, or redeemed by, the issuer.
(Continued)

MERCANTILE BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008 and 2007
NOTE 3 — LOANS AND LEASES AND ALLOWANCE FOR LOAN AND LEASE LOSSES
Year-end loans and leases are as follows:

					Percent
	December 31, 2008		December 31, 2007		Increase
	Balance	%	Balance	%	(Decrease)
Real Estate:
Construction and land development	$263,392,000	14.1%	$263,868,000	14.7%	(0.2)%
Secured by 1 – 4 family properties	140,776,000	7.6	135,517,000	7.5	3.9
Secured by multi-family properties	47,365,000	2.6	51,951,000	2.9	(8.8)
Secured by nonresidential properties	881,350,000	47.5	855,872,000	47.6	3.0
Commercial	516,201,000	27.8	484,645,000	26.9	6.5
Leases	1,985,000	0.1	2,865,000	0.1	(30.7)
Consumer	5,846,000	0.3	5,162,000	0.3	13.3

	$1,856,915,000	100.0%	$1,799,880,000	100.0%	3.2%

Activity in the allowance for loan and lease losses is as follows:

	2008	2007	2006

Beginning balance	$25,814,000	$21,411,000	$20,527,000
Provision for loan and lease losses	21,200,000	11,070,000	5,775,000
Charge-offs	(20,594,000)	(7,274,000)	(5,389,000)
Recoveries	688,000	607,000	498,000

Ending balance	$27,108,000	$25,814,000	$21,411,000

	2008	2007

Impaired loans and leases were as follows:

Year-end loans with no allocated allowance for loan and lease losses	$22,557,000	$10,842,000
Year-end loans with allocated allowance for loan and lease losses	22,222,000	14,052,000

	$44,779,000	$24,894,000

Amount of the allowance for loan and lease losses allocated	$3,980,000	$3,237,000
Impaired loans and leases for which no allocation to the allowance for loan and leases losses has been made generally reflect situations whereby the loans and leases have been charged-down to estimated collateral value. The Bank recognized no interest income on impaired loans during 2008, 2007 or 2006. Average impaired loans were $35.9 million, $14.0 million and $6.1 million during 2008, 2007 and 2006, respectively. Lost interest income on nonaccrual loans totaled $2.1 million, $0.9 million and $0.3 million in 2008, 2007 and 2006, respectively. Nonperforming loans includes both smaller balance homogenous loans that are collectively evaluated for impairment and the above individually classified impaired loans.
(Continued)

MERCANTILE BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008 and 2007
NOTE 3 — LOANS AND LEASES AND ALLOWANCE FOR LOAN AND LEASE LOSSES (Continued)

	2008	2007
Nonperforming loans and leases were as follows:

Loans and leases past due 90 days or more still accruing interest	$1,358,000	$977,000
Nonaccrual loans and leases	47,945,000	28,832,000

	$49,303,000	$29,809,000

Concentrations within the loan portfolio were as follows at year-end:

	2008		2007
		Percentage of		Percentage of
	Balance	Loan Portfolio	Balance	Loan Portfolio
Commercial real estate loans to lessors of non-residential buildings	$489,580,000	26.4%	$483,210,000	26.8%
NOTE 4 — PREMISES AND EQUIPMENT, NET
Year-end premises and equipment are as follows:

	2008	2007

Land and improvements	$8,538,000	$8,534,000
Buildings and leasehold improvements	24,888,000	24,559,000
Furniture and equipment	12,484,000	12,164,000

	45,910,000	45,257,000
Less: accumulated depreciation	13,576,000	10,906,000

	$32,334,000	$34,351,000

Depreciation expense in 2008, 2007 and 2006 totaled $2.7 million, $2.7 million and $2.6 million, respectively.
We entered into a lease arrangement for our banking facility in Ann Arbor, Michigan during 2005, and for our banking facility in Oakland County during 2007. Rent expense for these facilities totaled $319,000 and $169,000 during 2008 and 2007, respectively. Minimum rent commitments under the operating leases were as follows, before considering renewal options that generally are present:

2009	$329,000
2010	254,000
2011	178,000
2012	168,000
2013	0

Total	$929,000

(Continued)

MERCANTILE BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008 and 2007
NOTE 5 — DEPOSITS
Deposits at year-end are summarized as follows:

					Percent
	December 31, 2008		December 31, 2007		Increase
	Balance	%	Balance	%	(Decrease)
Noninterest-bearing demand	$110,712,000	6.9%	$133,056,000	8.4%	(16.8)%
Interest-bearing checking	50,248,000	3.1	44,491,000	2.8	12.9
Money market	24,886,000	1.6	11,872,000	0.7	109.6
Savings	49,943,000	3.1	80,750,000	5.1	(38.2)
Time, under $100,000	49,991,000	3.1	52,675,000	3.3	(5.1)
Time, $100,000 and over	184,573,000	11.6	343,296,000	21.6	(46.2)

	470,353,000	29.4	666,140,000	41.9	(29.4)
Out-of-area time, under $100,000	128,948,000	8.1	100,703,000	6.3	28.0
Out-of-area time, $100,000 and over	1,000,274,000	62.5	824,338,000	51.8	21.3

	1,129,222,000	70.6	925,041,000	58.1	22.1

	$1,599,575,000	100.0%	$1,591,181,000	100.0%	0.5%

Out-of-area certificates of deposit consist of certificates obtained from depositors outside of the primary market areas. As of December 31, 2008, out-of-area certificates of deposit totaling $1,101.2 million were obtained through deposit brokers, with the remaining $28.0 million obtained directly from the depositors.
The following table depicts the maturity distribution for certificates of deposit at year-end:

	2008	2007
In one year or less	$1,179,405,000	$1,030,178,000
In one to two years	140,299,000	227,492,000
In two to three years	27,116,000	32,231,000
In three to four years	10,232,000	21,777,000
In four to five years	6,734,000	9,334,000

	$1,363,786,000	$1,321,012,000

The following table depicts the maturity distribution for certificates of deposit with balances of $100,000 or more at year-end:

	2008	2007

Up to three months	$377,341,000	$356,661,000
Three months to six months	281,568,000	247,322,000
Six months to twelve months	378,899,000	320,297,000
Over twelve months	147,039,000	243,354,000

	$1,184,847,000	$1,167,634,000

(Continued)

MERCANTILE BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008 and 2007
NOTE 6 — SHORT-TERM BORROWINGS
Information regarding securities sold under agreements to repurchase at year-end is summarized below:

	2008	2007

Outstanding balance at year-end	$94,413,000	$97,465,000
Weighted average interest rate at year-end	1.96%	2.94%
Average daily balance during the year	93,149,000	88,685,000
Weighted average interest rate during the year	2.04%	3.67%
Maximum month-end balance during the year	105,986,000	102,881,000
Securities sold under agreements to repurchase (repurchase agreements) generally have original maturities of less than one year. Repurchase agreements are treated as financings and the obligations to repurchase securities sold are reflected as liabilities. Securities involved with the repurchase agreements are recorded as assets of the Bank and are held in safekeeping by a correspondent bank. Repurchase agreements are offered principally to certain large deposit customers. Repurchase agreements were secured by securities with a market value of $106.5 million and $108.1 million at year-end 2008 and 2007, respectively.
NOTE 7 — FEDERAL HOME LOAN BANK ADVANCES
At year-end, advances from the Federal Home Loan Bank were as follows:

	2008	2007

Maturities January 2009 through December 2013, fixed rates from 2.95% to 5.30%, averaging 3.79%	$270,000,000	$0

Maturities January 2008 through January 2012, fixed rates from 4.01% to 5.34%, averaging 4.71%	0	180,000,000

	$270,000,000	$180,000,000

Each advance is payable at its maturity date, and is subject to a prepayment fee if paid prior to the maturity date. The advances are collateralized by residential mortgage loans, first mortgage liens on multi-family residential property loans, first mortgage liens on commercial real estate property loans, and substantially all other assets of the Bank, under a blanket lien arrangement. Our borrowing line of credit as of December 31, 2008 totaled $316.5 million.
Maturities over the next five years are:

2009	$70,000,000
2010	65,000,000
2011	85,000,000
2012	40,000,000
2013	10,000,000
(Continued)

NOTE 8 — FEDERAL INCOME TAXES
MERCANTILE BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008 and 2007
The consolidated income tax (benefit) provision is as follows:

	2008	2007	2006

Current expense (benefit)	$(3,318,000)	$5,138,000	$9,438,000
Deferred benefit	(1,558,000)	(2,103,000)	(474,000)

Tax expense (benefit)	$(4,876,000)	$3,035,000	$8,964,000

Income tax benefit for 2008 was more than, and income tax expense for 2007 and 2006 was less than, the amount computed by applying the statutory federal income tax rate to income before income taxes. The reasons for the difference are as follows:

	2008	2007	2006

Statutory rates	$(3,442,000)	$4,200,000	$10,084,000
Increase (decrease) from
Tax-exempt interest	(818,000)	(794,000)	(795,000)
Bank owned life insurance	(605,000)	(438,000)	(408,000)
Other	(11,000)	67,000	83,000

Tax (benefit) expense	$(4,876,000)	$3,035,000	$8,964,000

The net deferred income tax asset recorded includes the following amounts of deferred income tax assets and liabilities:

	2008	2007
Deferred income tax assets
Allowance for loan and lease losses	$9,488,000	$9,035,000
Deferred loan fees	263,000	111,000
Deferred compensation	1,584,000	1,404,000
Nonaccrual loan interest income	440,000	175,000
Fair value write-downs on foreclosed properties	303,000	27,000
Other	727,000	633,000

	12,805,000	11,385,000
Deferred income tax liabilities
Depreciation	907,000	1,006,000
Unrealized gain on securities	1,112,000	145,000
Net fair value of interest rate swaps	666,000	0
Other	674,000	713,000

	3,359,000	1,864,000

Net deferred income tax asset	$9,446,000	$9,521,000

SFAS No. 109, Accounting for Income Taxes, requires that companies assess whether a valuation allowance should be established against their deferred tax assets based on the consideration of all available evidence using a “more likely than not” standard. In accordance with SFAS No. 109, we reviewed our deferred tax assets and determined that no valuation allowance was necessary at year end 2008 or 2007. Despite the loss in 2008 and the challenging economic environment, we are in a cumulative income position, have a history of strong earnings, are well-capitalized, and have cautiously optimistic expectations regarding future taxable income. In making such judgments, significant weight is given to evidence that can be objectively verified. In making decisions regarding any valuation allowance, we consider both positive and negative evidence and analyze changes in near-term market conditions as well as other factors which may impact future operating results. The deferred tax assets will be analyzed quarterly for changes affecting realizability, and there can be no guarantee that a valuation allowance will not be necessary in future periods.
(Continued)

MERCANTILE BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008 and 2007
NOTE 8 — FEDERAL INCOME TAXES (Continued)
We adopted the provisions of FASB Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes, on January 1, 2007. The adoption of FIN 48 had no affect on the financial statements. We had no recognized tax benefits at any time during 2008 or 2007 and do not anticipate any significant increase in unrecognized tax benefits during 2009. Should the accrual of any interest or penalties relative to unrecognized tax benefits be necessary, it is our policy to record such accruals in our income tax accounts; no such accruals existed at any time during 2008 or 2007. We file U.S. federal income tax returns which are subject to examination for all years after 2004.
NOTE 9 — STOCK-BASED COMPENSATION
Stock-based compensation plans are used to provide directors and employees with an increased incentive to contribute to the long-term performance and growth of Mercantile, to align the interests of directors and employees with the interests of Mercantile’s shareholders through the opportunity for increased stock ownership and to attract and retain directors and employees. From 1997 through 2005, stock option grants were provided to directors and certain employees through several stock option plans, including the 1997 Employee Stock Option Plan, 2000 Employee Stock Option Plan, 2004 Employee Stock Option Plan and Independent Director Stock Option Plan. During the past three years, stock option and restricted stock grants were provided to certain employees through the Stock Incentive Plan of 2006.
Under our 1997 Employee Stock Option Plan, 2000 Employee Stock Option Plan and 2004 Employee Stock Option Plan, stock options granted to employees were granted at the market price on the date of grant, generally fully vest after one year and expire ten years from the date of grant. Stock options granted to non-executive officers during 2005 vested about three weeks after being granted. Under our Independent Director Stock Option Plan, stock options granted to non-employee directors are at 125% of the market price on the date of grant, fully vest after five years and expire ten years from the date of grant. The Stock Incentive Plan of 2006 replaced all of our outstanding stock option plans for stock options not previously granted. Under the Stock Incentive Plan of 2006, incentive awards may include, but are not limited to, stock options, restricted stock, stock appreciation rights and stock awards. Incentive awards that are stock options or stock appreciation rights are granted with an exercise price not less than the closing price of Mercantile stock on the date of grant, or for stock options granted in 2006 or 2007, the day before the date of grant, if the closing price was higher on the day before the date of grant. Price, vesting and expiration date parameters are determined by Mercantile’s Compensation Committee on a grant-by-grant basis. Generally, the stock options granted to employees during the past three years fully vest after two years and expire after seven years. The restricted stock awards granted to certain employees during the past three years fully vest after four years. No payments were required from employees for the restricted stock awards. At year-end 2008, there were approximately 396,000 shares authorized for future incentive awards.
As of December 31, 2008, there was $0.2 million of total unrecognized compensation cost related to unvested stock options granted under our various stock-based compensation plans. This unrecognized compensation cost is expected to be recognized over a weighted-average period of 1.5 years. As of December 31, 2008, there was $1.1 million of total unrecognized compensation cost related to unvested restricted stock granted under our Stock Incentive Plan of 2006. The compensation cost is expected to be recognized over a period of 3.0 years.
(Continued)

MERCANTILE BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008 and 2007
NOTE 9 — STOCK-BASED COMPENSATION (Continued)
A summary of restricted stock activity is as follows:

	2008		2007		2006
		Weighted		Weighted		Weighted
		Average		Average		Average
	Shares	Fair Value	Shares	Fair Value	Shares	Fair Value

Nonvested at beginning of year	63,024	$23.69	21,159	$37.94	0	$ NA
Granted	56,710	6.21	44,450	17.74	21,159	37.94
Vested	0	NA	0	NA	0	NA
Forfeited	(6,724)	24.83	(2,585)	37.94	0	NA

Nonvested at end of year	113,010	$14.85	63,024	$23.69	21,159	$37.94

A summary of stock option activity is as follows:

	2008		2007		2006
		Weighted		Weighted		Weighted
		Average		Average		Average
	Shares	Price	Shares	Price	Shares	Price
Outstanding at beginning of year	271,755	$24.34	288,962	$24.07	330,378	$20.77
Granted	67,460	6.21	54,099	17.74	25,867	37.94
Exercised	(2,000)	8.22	(52,117)	12.33	(64,971)	12.52
Forfeited or expired	(11,781)	29.48	(19,189)	34.38	(2,312)	31.95

Outstanding at end of year	325,434	$20.49	271,755	$24.34	288,962	$24.07

Options exercisable at year-end	198,694	$25.23	181,544	$23.68	234,534	$21.55

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
The fair value of stock options granted was determined using the following weighted-average assumptions as of grant date:

	2008	2007	2006

Risk-free interest rate	2.00%	3.40%	4.60%
Expected option life	5 Years	5 Years	5 Years
Expected stock price volatility	44%	26%	26%
Dividend yield	1%	1%	1%
(Continued)

MERCANTILE BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008 and 2007
NOTE 9 — STOCK-BASED COMPENSATION (Continued)
Options outstanding at year-end 2008 were as follows:

	Outstanding			Exercisable
		Weighted Average	Weighted		Weighted
Range of		Remaining	Average		Average
Exercise		Contractual	Exercise		Exercise
Prices	Number	Life	Price	Number	Price

$4.00 - $8.00	67,460	6.9 Years	$6.21	0	$ NA
$8.01 - $12.00	21,157	1.6 Years	8.44	21,157	8.44
$12.01 - $16.00	27,736	2.8 Years	12.89	27,736	12.89
$16.01 - $20.00	76,242	5.2 Years	17.21	25,263	16.14
$20.01 - $24.00	7,632	3.8 Years	20.18	7,632	20.18
$24.01 - $28.00	25,428	4.8 Years	26.61	25,428	26.61
$32.01 - $36.00	72,987	6.3 Years	34.77	72,987	34.77
$36.01 - $40.00	19,856	4.9 Years	37.94	18,491	37.94
$40.01 - $44.00	6,936	5.8 Years	40.28	0	NA

Outstanding at year end	325,434	5.3 Years	$20.49	198,694	$25.23

The weighted-average remaining contractual life of the 198,694 stock options exercisable as of December 31, 2008 was 4.6 years.
Information related to options outstanding at year-end 2008, 2007 and 2006 were as follows:

	2008	2007	2006

Minimum exercise price	$6.21	$8.22	$7.09
Maximum exercise price	40.28	40.28	40.28
Average remaining option term	5.3 Years	5.9 Years	6.1 Years
Information related to stock option grants and exercises during 2008, 2007 and 2006 follows:

	2008	2007	2006

Aggregate intrinsic value of stock options exercised	$13,000	$1,019,000	$1,616,000
Cash received from stock option exercises	0	56,000	229,000
Tax benefit realized from stock option exercises	0	0	0
Weighted average per share fair value of stock options granted	2.32	4.60	11.44
The closing price of our stock on December 31, 2008 was below the exercise price of all of our stock option grants. Therefore, the aggregate intrinsic value of all stock options outstanding and exercisable at December 31, 2008 was $0.
Shares issued as a result of the exercise of stock option grants have been authorized and unissued shares.
(Continued)

MERCANTILE BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008 and 2007
NOTE 10 — RELATED PARTIES
Certain directors and executive officers of the Bank, including their immediate families and companies in which they are principal owners, were loan customers of the Bank. At year-end 2008 and 2007, the Bank had $17.7 million and $19.1 million in loan commitments to directors and executive officers, of which $14.1 million and $14.7 million were outstanding at year-end 2008 and 2007, respectively, as reflected in the following table:

	2008	2007

Beginning balance	$14,719,000	$8,797,000
New loans	1,777,000	9,551,000
Repayments	(2,406,000)	(3,629,000)

Ending balance	$14,090,000	$14,719,000

Related party deposits and repurchase agreements totaled $12.7 million and $14.2 million at year-end 2008 and 2007, respectively.
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
These instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized, if any, in the balance sheet. Our maximum exposure to loan loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual notional amount of those instruments. We use the same credit policies in making commitments and conditional obligations as we do for on-balance sheet instruments. Collateral, such as accounts receivable, securities, inventory, and property and equipment is generally obtained based on management’s credit assessment of the borrower. If required, estimated loss exposure resulting from these instruments is expensed and recorded as a liability. The balance of the liability account related to loan commitments was $0.5 million at year-end 2008 and 2007.
At year-end 2008 and 2007, the rates on existing off-balance sheet instruments were substantially equivalent to current market rates, considering the underlying credit standing of the counterparties.
(Continued)

MERCANTILE BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008 and 2007
NOTE 11 — COMMITMENTS AND OFF-BALANCE-SHEET RISK (Continued)
Our maximum exposure to credit losses for loan commitments and standby letters of credit outstanding at year-end was as follows:

	2008	2007

Commercial unused lines of credit	$323,785,000	$377,493,000
Unused lines of credit secured by 1 — 4 family residential properties	30,658,000	33,083,000
Credit card unused lines of credit	9,413,000	9,035,000
Other consumer unused lines of credit	4,881,000	6,910,000
Commitments to make loans	10,959,000	66,196,000
Standby letters of credit	51,439,000	81,292,000

	$431,135,000	$574,009,000

Commitments to make loans generally reflect our binding obligations to existing and prospective customers to extend credit, including line of credit facilities secured by accounts receivable and inventory, and term debt secured by either real estate or equipment. In most instances, line of credit facilities are for a one year term and are at a floating rate tied to the prime rate. For term debt secured by real estate, customers are generally offered a floating rate tied to the prime rate and a fixed rate currently ranging from 5.00% to 6.50%. These credit facilities generally balloon within five years, with payments based on amortizations ranging from 10 to 25 years. For term debt secured by non-real estate collateral, customers are generally offered a floating rate tied to the prime rate and a fixed rate currently ranging from 5.00% to 7.00%. These credit facilities generally mature and fully amortize within five years.
Certain of our commercial loan customers have entered into interest rate swap agreements directly with our correspondent banks. To assist our commercial loan customers in these transactions, and to encourage our correspondent banks to enter into the interest rate swap transactions with minimal credit underwriting analyses on their part, we have entered into risk participation agreements with the correspondent banks whereby we agree to make payments to the correspondent banks owed by our commercial loan customers under the interest rate swap agreement in the event that our commercial loan customers do not make the payments. We are not a party to the interest rate swap agreements under these arrangements. As of December 31, 2008, the total notional amount of the underlying interest rate swap agreements was $61.8 million, with a net fair value from our commercial loan customers’ perspective of negative $8.0 million. Payments made during 2008 in regards to the risk participation agreements totaled $16,000; however, we believe the affected customer will reimburse us for such payments and therefore we have accrued no liability for these payments or such potential future payments. These risk participation agreements are considered financial guarantees in accordance with FASB Interpretation No. 45 and are therefore recorded as liabilities at fair value, generally equal to the fees collected at the time of their execution. These liabilities are accreted into income during the term of the interest rate swap agreements, generally ranging from four to fifteen years. This liability totaled $0.3 million and $0.1 million at December 31, 2008 and 2007, respectively.
The following instruments are considered financial guarantees under FASB Interpretation No. 45. These instruments are carried at fair value.

	2008		2007
	Contract	Carrying	Contract	Carrying
	Amount	Value	Amount	Value

Standby letters of credit	$51,439,000	$282,000	$81,292,000	$357,000
We were required to have $0.3 million of cash on hand or on deposit with the Federal Reserve Bank of Chicago to meet regulatory reserve and clearing requirements at year-end 2008 and 2007. These balances do not earn interest.
(Continued)

MERCANTILE BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008 and 2007
NOTE 12 — BENEFIT PLANS
We have a 401(k) benefit plan that covers substantially all of our employees. Our 2008, 2007 and 2006 matching 401(k) contributions charged to expense were $781,000, $747,000 and $674,000, respectively. The percent of our matching contributions to the 401(k) is determined annually by the Board of Directors. The 401(k) benefit plan allows employee contributions up to 15% of their compensation, which are matched at 100% of the first 5% of the compensation contributed up to a maximum matching contribution for the 2008 plan year of $11,500. Matching contributions are immediately vested.
We have a deferred compensation plan in which all persons serving on the Board of Directors may defer all or portions of their annual retainer and meeting fees, with distributions to be paid upon termination of service as a director or specific dates selected by the director. The deferred amounts are categorized on our financial statements as other borrowed money. The deferred balances are paid interest at a rate equal to the Wall Street Journal Prime Rate, adjusted at the beginning of each calendar quarter. Interest expense for the plan during 2008, 2007 and 2006 was $89,000, $109,000 and $81,000, respectively.
We have a non-qualified deferred compensation program in which selected officers may defer all or portions of salary and bonus payments. The deferred amounts are categorized on our financial statements as other borrowed money. The deferred balances are paid interest at a rate equal to the Wall Street Journal Prime Rate, adjusted at the beginning of each calendar quarter. Interest expense for the plan during 2008, 2007 and 2006 was $140,000, $190,000 and 148,000, respectively.
The Mercantile Bank Corporation Employee Stock Purchase Plan of 2002 (“Stock Purchase Plan”) is a non-compensatory plan intended to encourage full- and part-time employees of Mercantile and its subsidiaries to promote our best interests and to align employees’ interests with the interests of our shareholders by permitting employees to purchase shares of our common stock through regular payroll deductions. Shares are purchased on the last business day of each calendar quarter at a price equal to the average, rounded to the nearest whole cent, of the highest and lowest sales prices of our common stock reported on The Nasdaq Stock Market. Originally, 25,000 shares of common stock may be issued under the Stock Purchase Plan; however, the number of shares has been and may continue to be adjusted in the future to reflect stock dividends and other changes in our capitalization. The numbers of shares issued under the Stock Purchase Plan totaled 10,904 and 3,966 in 2008 and 2007, respectively. As of December 31, 2008, there were 5,989 shares available under the Stock Purchase Plan. Effective February 26, 2009, the Stock Purchase Plan was amended to increase the number of shares that can be issued under the plan to 55,000 shares, subject to adjustments.
NOTE 13 — HEDGING ACTIVITIES
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
(Continued)

MERCANTILE BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008 and 2007
NOTE 13 — HEDGING ACTIVITIES (Continued)
During 2008, we entered into several interest rate swaps with an aggregate notional amount of $275.0 million. The interest rate swaps qualified as cash flow hedges that converted the variable rate cash inflows on certain of our prime-based commercial loans to a fixed rate of interest. The interest rate swaps paid interest to us at stated fixed rates and required that we make interest payments based on the average of the Wall Street Journal Prime Rate.
On October 30, 2008, we terminated all of our interest rate swaps. The termination coincided with our decision to not lower our prime rate in association with the Federal Open Market Committee’s reduction of the targeted federal funds rate by 50 basis points announced on October 29, 2008. Virtually all of our prime-based commercial floating rate loans are tied to the Mercantile Bank Prime Rate, while our interest rate swaps utilized the Wall Street Journal Prime Rate. The resulting difference negatively impacted the effectiveness of our interest rate swaps, so we believed it was prudent to terminate them. The aggregate fair value of the interest rate swaps on October 30, 2008 was $2.4 million, which will be accreted into interest income on loans and leases during the upcoming periods based on the original term of the interest rate swaps as follows: $765,000 during the first quarter of 2009; $525,000 during the second quarter 2009; $250,000 during the third and fourth quarters 2009; and $100,000 during the first quarter 2010.
NOTE 14 — FAIR VALUES OF FINANCIAL INSTRUMENTS
Carrying amount and estimated fair values of financial instruments were as follows at year-end:

	2008		2007
	Carrying	Fair	Carrying	Fair
	Values	Values	Values	Values
Financial assets
Cash and cash equivalents	$25,804,000	$25,804,000	$29,430,000	$29,430,000
Securities available for sale	162,669,000	162,669,000	136,673,000	136,673,000
Securities held to maturity	64,437,000	65,381,000	65,330,000	66,440,000
Federal Home Loan Bank stock	15,681,000	15,681,000	9,733,000	9,733,000
Loans, net	1,829,807,000	1,872,141,000	1,774,066,000	1,777,883,000
Bank owned life insurance policies	42,462,000	42,462,000	39,118,000	39,118,000
Accrued interest receivable	8,513,000	8,513,000	9,957,000	9,957,000

Financial liabilities
Deposits	1,599,575,000	1,610,953,000	1,591,181,000	1,585,921,000
Securities sold under agreements to repurchase	94,413,000	94,413,000	97,465,000	97,465,000
Federal funds purchased	0	0	13,800,000	13,800,000
Federal Home Loan Bank advances	270,000,000	274,847,000	180,000,000	180,303,000
Subordinated debentures	32,990,000	31,100,000	32,990,000	32,678,000
Accrued interest payable	15,245,000	15,245,000	21,130,000	21,130,000
(Continued)

MERCANTILE BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008 and 2007
NOTE 14 — FAIR VALUES OF FINANCIAL INSTRUMENTS (Continued)
Carrying amount is the estimated fair value for cash and cash equivalents, Federal Home Loan Bank stock, accrued interest receivable and payable, bank owned life insurance policies, demand deposits, securities sold under agreements to repurchase, and variable rate loans and deposits that reprice frequently and fully. Security fair values are based on market prices or dealer quotes, and if no such information is available, on the rate and term of the security and information about the issuer. For fixed rate loans and deposits and for variable rate loans and deposits with infrequent repricing or repricing limits, fair value is based on discounted cash flows using current market rates applied to the estimated life and credit risk. Fair value of subordinated debentures and Federal Home Loan Bank advances is based on current rates for similar financing. Fair value of off balance sheet items is estimated to be nominal.
Current accounting pronouncements require disclosure of the estimated fair value of financial instruments. Effective January 1, 2008, fair value is defined in accordance with SFAS No. 157 as disclosed in Note 15. Given the current market conditions, a portion of our loan portfolio is not readily marketable and market prices do not exist. We have not attempted to market our loans to potential buyers, if any exist, to determine the fair value of those instruments in accordance with the definition of SFAS No. 157. Since negotiated prices in illiquid markets depends upon the then present motivations of the buyer and seller, it is reasonable to assume that actual sales prices could vary widely from any estimate of fair value made without the benefit of negotiations. Additionally, changes in market interest rates can dramatically impact the value of financial instruments in a short period of time. Accordingly, the fair value measurements for loans included in the table above are unlikely to represent the instruments’ liquidation values.
NOTE 15 — FAIR VALUE MEASUREMENTS
Effective January 1, 2008, we implemented SFAS No. 157 relating to our financial assets and liabilities. SFAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. A fair value measurement assumes that the transaction to sell the asset or transfer the liability occurs in the principal market for the asset or liability, or in the absence of a principal market, the most advantageous market for the asset or liability. The price of the principal (or most advantageous) market used to measure the fair value of the asset or liability shall not be adjusted for transaction costs. An orderly transaction is a transaction that assumes exposure to the market for a period prior to the measurement date to allow for marketing activities that are usual and customary for transactions involving such assets and liabilities; it is not a forced transaction. Market participants are buyers and sellers in the principal market that are (i) independent, (ii) knowledgeable, (iii) able to transact and (iv) willing to transact.
SFAS No. 157 requires the use of valuation techniques that are consistent with the market approach, the income approach and/or the cost approach. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets and liabilities. The income approach uses valuation techniques to convert future amounts, such as cash flows or earnings, to a single present amount on a discounted basis. The cost approach is based on the amount that currently would be required to replace the service capacity of an asset (replacement cost). Valuation techniques should be consistently applied. Inputs to valuation techniques refer to the assumptions that market participants would use in pricing the asset or liability. Inputs may be observable, meaning those that reflect the assumptions market participants would use in pricing the asset or liability developed based on market data obtained from independent sources, or unobservable, meaning those that reflect the reporting entity’s own assumptions about the assumptions market participants would use in pricing the asset or liability developed based on the best information available in the circumstances. In that regard, SFAS No. 157 establishes a fair value hierarchy for valuation inputs that gives the highest priority to quoted prices in active markets for identical assets or liabilities and the lowest priority to unobservable inputs. The fair value hierarchy is as follows:
(Continued)

MERCANTILE BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008 and 2007
NOTE 15 — FAIR VALUE MEASUREMENTS (Continued)
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
Mortgage loans held for sale. Mortgage loans held for sale are carried at the lower of cost or fair value and are measured on a nonrecurring basis. Fair value is based on independent quoted market prices, where applicable, or the prices for other mortgage whole loans with similar characteristics. As of December 31, 2008, we determined that the fair value of our mortgage loans held for sale was similar to the cost; therefore, we carried the $1.1 million of such loans at cost so they are not included in the nonrecurring table below.
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
Derivatives. For interest rate swaps, we measure fair value utilizing models that use primarily market observable inputs, such as yield curves and option volatilities, and accordingly, are classified as Level 2. We had no interest rate swap contracts outstanding as of December 31, 2008.
(Continued)

MERCANTILE BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008 and 2007
NOTE 15 — FAIR VALUE MEASUREMENTS (Continued)
Assets and Liabilities Measured at Fair Value on a Recurring Basis
The balances of assets and liabilities measured at fair value on a recurring basis as of December 31, 2008 are as follows:

Quoted
Prices in
		Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)

Securities available for sale	$162,669,000	$0	$162,669,000	$0

Total	$162,669,000	$0	$162,669,000	$0

We had no assets or liabilities measured at Level 3 during 2008; however, in previous Form 10-Q filings we indicated that our securities available for sale were measured at Level 1. We recently re-reviewed documentation provided to us by our third party securities pricing vendor and determined that the measurement tools utilized to determine the fair value of our securities more closely reflects a Level 2 categorization than Level 1 as previously reported. There have been no significant measurement methodology changes employed by our securities pricing vendor.
Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
The balances of assets and liabilities measured at fair value on a nonrecurring basis as of December 31, 2008 and related gains (losses) during 2008 are as follows:

Quoted
Price in
		Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable	Total
		Assets	Inputs	Inputs	Gains
	Total	(Level 1)	(Level 2)	(Level 3)	(Losses)

Impaired loans (1)	$37,197,000	$0	$37,197,000	$0	$(16,710,000)

Total	$37,197,000	$0	$37,197,000	$0	$(16,710,000)

(1)	Represents carrying value and related write-downs and specific reserves for which adjustments are based on the estimated value of the property.
Nonfinancial Assets and Liabilities Subject to FSP FAS 157-2 Deferral Provisions
We will apply the fair value measurement and disclosure provisions of SFAS No. 157 effective on January 1, 2009 to nonfinancial assets and liabilities measured on a nonrecurring basis. We measure the fair value of the following on a nonrecurring basis: (1) long-lived assets and (2) foreclosed and repossessed assets.
(Continued)

MERCANTILE BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008 and 2007
NOTE 16 — EARNINGS (LOSS) PER SHARE
The factors used in the earnings (loss) per share computation follow:

	2008	2007	2006
Basic
Net income (loss)	$(4,959,000)	$8,966,000	$19,847,000

Weighted average common shares outstanding	8,470,721	8,453,483	8,403,163

Basic earnings (loss) per common share	$(0.59)	$1.06	$2.36

Diluted
Net income (loss)	$(4,959,000)	$8,966,000	$19,847,000

Weighted average common shares outstanding for basic earnings (loss) per common share	8,470,721	8,453,483	8,403,163

Add: Dilutive effects of share-based awards	0	44,255	114,809

Average shares and dilutive potential common shares	8,470,721	8,497,738	8,517,972

Diluted earnings (loss) per common share	$(0.59)	$1.06	$2.33

Share-based awards for 438,444, 196,256 and 31,940 shares of common stock were not considered in computing diluted earnings per common share for 2008, 2007 and 2006, respectively, because they were antidilutive.
NOTE 17 — SUBORDINATED DEBENTURES
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
December 31, 2008 and 2007
NOTE 18 — REGULATORY MATTERS
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
The prompt corrective action regulations provide five classifications, including well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized, although these terms are not used to represent overall financial condition. If an institution is not well capitalized, regulatory approval is required to accept brokered deposits. Subject to limited exceptions, no institution may make a capital distribution if, after making the distribution, it would be undercapitalized. If an institution is undercapitalized, it is subject to being closely monitored by its principal federal regulator, its asset growth and expansion are restricted, and plans for capital restoration are required. In addition, further specific types of restrictions may be imposed on the institution at the discretion of the federal regulator. At year-end 2008 and 2007, the most recent regulatory notifications categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that we believe has changed the Bank’s category.
At year end, actual capital levels (in thousands) and minimum required levels for Mercantile and the Bank were:

					Minimum Required
					to be Well
			Minimum Required		Capitalized Under
			for Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Regulations
	Amount	Ratio	Amount	Ratio	Amount	Ratio
2008
Total capital (to risk weighted assets)
Consolidated	$229,307	10.9%	$167,836	8.0%	$ NA	NA
Bank	226,034	10.8	167,480	8.0	209,350	10.0%
Tier 1 capital (to risk weighted assets)
Consolidated	203,072	9.7	83,918	4.0	NA	NA
Bank	199,853	9.6	83,740	4.0	125,610	6.0
Tier 1 capital (to average assets)
Consolidated	203,072	9.2	88,577	4.0	NA	NA
Bank	199,853	9.0	88,413	4.0	110,516	5.0
(Continued)

MERCANTILE BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008 and 2007
NOTE 18 — REGULATORY MATTERS (Continued)

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
Federal and state banking laws and regulations place certain restrictions on the amount of dividends the Bank can transfer to Mercantile and on the capital levels that must be maintained. At year-end 2008, under the most restrictive of these regulations (to remain well capitalized), the Bank could distribute approximately $12.0 million to Mercantile as dividends without prior regulatory approval.
The capital levels as of year-end 2008 and 2007 include $32.0 million of trust preferred securities issued by the trust in September 2004 and December 2004 subject to certain limitations. Under applicable Federal Reserve guidelines, the trust preferred securities constitute a restricted core capital element. The guidelines provide that the aggregate amount of restricted core elements that may be included in Tier 1 capital must not exceed 25% of the sum of all core capital elements, including restricted core capital elements, net of goodwill less any associated deferred tax liability. At year-end 2008 and 2007, all $32.0 million of the trust preferred securities were included as Tier 1 capital of Mercantile.
(Continued)

MERCANTILE BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008 and 2007
NOTE 19 — OTHER COMPREHENSIVE INCOME
Other comprehensive income components, other than net income (loss), and related taxes were as follows:

	2008	2007	2006
Unrealized holding gains on available-for-sale securities	$2,761,000	$2,110,000	$470,000
Change in net fair value of interest rate swaps	2,876,000	0	0
Reclassification adjustments for gains later recognized in income	(974,000)	0	0

Net unrealized gains	4,663,000	2,110,000	470,000

Tax effect of unrealized holding gains on available-for-sale securities and unrealized gain on interest rate swaps	(1,973,000)	(739,000)	(164,000)
Tax effect of reclassification adjustments for gains later recognized in income	341,000	0	0

Other comprehensive income	$3,031,000	$1,371,000	$306,000

Accumulated other comprehensive income, net of tax, consists of a net unrealized gain on available-for-sale securities of $2,064,000 and a fair value of interest rate swaps of $1,236,000 at December 31, 2008. At December 31, 2007, accumulated other comprehensive income, net of tax, consists of a net unrealized gain on available-for-sale securities totaling $269,000.
NOTE 20 — QUARTERLY FINANCIAL DATA (UNAUDITED)

	Interest	Net Interest	Net	Earnings (Loss) per Share
	Income	Income	Income (Loss)	Basic	Diluted
2008
First quarter	$31,955,000	$11,383,000	$(3,738,000)	$(0.44)	$(0.44)
Second quarter	29,139,000	10,592,000	(2,612,000)	(0.31)	(0.31)
Third quarter	29,843,000	11,728,000	1,079,000	0.13	0.13
Fourth quarter	30,134,000	12,505,000	313,000	0.04	0.04
2007
First quarter	$36,025,000	$14,484,000	$4,283,000	$0.51	$0.51
Second quarter	36,084,000	13,948,000	2,221,000	0.26	0.26
Third quarter	36,779,000	14,051,000	2,367,000	0.28	0.28
Fourth quarter	35,293,000	13,074,000	95,000	0.01	0.01
2006
First quarter	$31,099,000	$15,099,000	$4,929,000	$0.59	$0.58
Second quarter	33,746,000	15,646,000	5,111,000	0.61	0.60
Third quarter	35,675,000	15,547,000	5,202,000	0.62	0.61
Fourth quarter	36,740,000	15,295,000	4,605,000	0.54	0.54
(Continued)

MERCANTILE BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008 and 2007
NOTE 21 — MERCANTILE BANK CORPORATION (PARENT COMPANY ONLY)
 CONDENSED FINANCIAL STATEMENTS
Following are condensed parent company only financial statements:
CONDENSED BALANCE SHEETS

	2008	2007
ASSETS
Cash and cash equivalents	$407,000	$2,137,000
Investment in bank subsidiary	203,153,000	206,890,000
Other assets	4,396,000	3,373,000

Total assets	$207,956,000	$212,400,000

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities	$594,000	$1,255,000
Subordinated debentures	32,990,000	32,990,000
Shareholders’ equity	174,372,000	178,155,000

Total liabilities and shareholders’ equity	$207,956,000	$212,400,000

CONDENSED STATEMENTS OF INCOME

	2008	2007	2006
Income
Dividends from subsidiaries	$4,739,000	$7,291,000	$6,440,000
Other	0	19,000	73,000

Total income	4,739,000	7,310,000	6,513,000

Expenses
Interest expense	1,914,000	2,512,000	2,429,000
Other operating expenses	2,431,000	2,835,000	1,917,000

Total expenses	4,345,000	5,347,000	4,346,000

Income before income tax benefit and equity in undistributed net income (loss) of subsidiary	394,000	1,963,000	2,167,000

Federal income tax benefit	(1,417,000)	(1,783,000)	(1,392,000)

Equity in undistributed net income (loss) of subsidiary	(6,770,000)	5,220,000	16,288,000

Net income (loss)	$(4,959,000)	$8,966,000	$19,847,000

MERCANTILE BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008 and 2007
NOTE 21 — MERCANTILE BANK CORPORATION (PARENT COMPANY ONLY)
 CONDENSED FINANCIAL STATEMENTS (Continued)
CONDENSED STATEMENTS OF CASH FLOWS

	2008	2007	2006
Cash flows from operating activities
Net income (loss)	$(4,959,000)	$8,966,000	$19,847,000
Adjustments to reconcile net income (loss) to net cash from operating activities:
Equity in undistributed (income) loss of subsidiary	6,770,000	(5,220,000)	(16,288,000)
Stock-based compensation expense	654,000	361,000	242,000
Change in other assets	(1,023,000)	(483,000)	9,000
Change in other liabilities	(661,000)	648,000	73,000

Net cash from operating activities	779,000	4,272,000	3,883,000

Cash flows from investing activities
Net capital investment into subsidiaries	0	0	0

Net cash from investing activities	0	0	0

Cash flows from financing activities
Stock option exercises, net	0	56,000	229,000
Employee stock purchase plan	76,000	91,000	107,000
Dividend reinvestment plan	40,000	76,000	98,000
Cash dividends	(2,625,000)	(4,677,000)	(4,035,000)
Fractional shares paid	0	(4,000)	(4,000)

Net cash for financing activities	(2,509,000)	(4,458,000)	(3,605,000)

Net change in cash and cash equivalents	(1,730,000)	(186,000)	278,000

Cash and cash equivalents at beginning of period	2,137,000	2,323,000	2,045,000

Cash and cash equivalents at end of period	$407,000	$2,137,000	$2,323,000

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 12, 2009.

MERCANTILE BANK CORPORATION
/s/ Michael H. Price
Michael H. Price
Chairman of the Board, President and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 12, 2009.

/s/ Betty S. Burton

Betty S. Burton, Director

/s/ David M. Cassard

David M. Cassard, Director

/s/ Edward J. Clark

Edward J. Clark, Director

/s/ Peter A. Cordes

Peter A. Cordes, Director

/s/ Doyle A. Hayes

Doyle A. Hayes, Director

/s/ David M. Hecht

David M. Hecht, Director

/s/ Susan K. Jones

Susan K. Jones, Director

/s/ Lawrence W. Larsen
Lawrence W. Larsen, Director

/s/ Calvin D. Murdock

Calvin D. Murdock, Director

/s/ Michael H. Price

Michael H. Price, Chairman of the Board, President and Chief Executive Officer (principal executive officer)

/s/ Merle J. Prins

Merle J. Prins, Director

/s/ Timothy O. Schad

Timothy O. Schad, Director

/s/ Dale J. Visser

Dale J. Visser, Director

/s/ Donald Williams, Sr.

Donald Williams, Sr., Director

/s/ Charles E. Christmas

Charles E. Christmas, Senior Vice President, Chief Financial Officer and Treasurer (principal financial and accounting officer)

EXHIBIT INDEX

EXHIBIT NO.	EXHIBIT DESCRIPTION

3.1	Our Articles of Incorporation are incorporated by reference to exhibit 3.1 of our Form 10-Q for the quarter ended June 30, 2008

3.2	Our Amended and Restated Bylaws dated as of January 16, 2003 are incorporated by reference to exhibit 3.2 of our Registration Statement on Form S-3 (Commission File No. 333-103376) that became effective on February 21, 2003

10.1	Our 1997 Employee Stock Option Plan is incorporated by reference to exhibit 10.1 of our Registration Statement on Form SB-2 (Commission File No. 333-33081) that became effective on October 23, 1997 *

10.2	Our 2000 Employee Stock Option Plan is incorporated by reference to exhibit 10.14 of our Form 10-K for the year ended December 31, 2000 *

10.3	Our 2004 Employee Stock Option Plan is incorporated by reference to exhibit 10.1 of our Form 10-Q for the quarter ended September 30, 2004 *

10.4	Form of Stock Option Agreement for options under the 2004 Employee Stock Option Plan is incorporated by reference to exhibit 10.2 of our Form 10-Q for the quarter ended September 30, 2004 *

10.5	Our Independent Director Stock Option Plan is incorporated by reference to exhibit 10.26 of our Form 10-K for the year ended December 31, 2002 *

10.6	Form of Stock Option Agreement for options under the Independent Director Stock Option Plan is incorporated by reference to exhibit 10.1 of our Form 8-K filed October 22, 2004 *

10.7	Mercantile Bank of Michigan Amended and Restated Deferred Compensation Plan for Members of the Board of Directors dated June 29, 2006 is incorporated by reference to exhibit 10.9 of our Form 10-K for the year ended December 31, 2007

10.8	First Amendment dated October 25, 2007 to the Mercantile Bank of Michigan Amended and Restated Deferred Compensation Plan for Members of the Board of Directors dated June 29, 2006 is incorporated by reference to exhibit 10.10 of our Form 10-K for the year ended December 31, 2007

10.9	Second Amendment dated October 23, 2008 to the Mercantile Bank of Michigan Amended and Restated Deferred Compensation Plan for Members of the Board of Directors dated June 29, 2007

10.10	Agreement between Fiserv Solutions, Inc. and our bank dated September 10, 1997, is incorporated by reference to exhibit 10.3 of our Registration Statement on Form SB-2 (Commission File No. 333-33081) that became effective on October 23, 1997

10.11	Extension Agreement of Data Processing Contract between Fiserv Solutions, Inc. and our bank dated May 12, 2000 extending the agreement between Fiserv Solutions, Inc. and our bank dated September 10, 1997, is incorporated by reference to exhibit 10.15 of our Form 10-K for the year ended December 31, 2000

EXHIBIT NO.	EXHIBIT DESCRIPTION

10.12	Extension Agreement of Data Processing Contract between Fiserv Solutions, Inc. and our bank dated November 21, 2002 extending the agreement between Fiserv Solutions, Inc. and our bank dated September 10, 1997, is incorporated by reference to exhibit 10.5 of our Form 10-K for the year ended December 31, 2002

10.13	Extension Agreement of Data Processing Contract between Fiserv Solutions, Inc. and our bank dated December 20, 2006 extending the agreements between Fiserv Solutions, Inc. and our bank dated September 10, 1997 and November 21, 2002 is incorporated by reference to exhibit 10.14 of our Form 10-K for the year ended December 31, 2007

10.14	Amended and Restated Employment Agreement dated as of October 18, 2001, among the company, our bank and Gerald R. Johnson, Jr., is incorporated by reference to exhibit 10.21 of our Form 10-K for the year ended December 31, 2001 *

10.15	Amended and Restated Employment Agreement dated as of October 18, 2001, among the company, our bank and Michael H. Price, is incorporated by reference to exhibit 10.22 of our Form 10-K for the year ended December 31, 2001 *

10.16	Employment Agreement dated as of October 18, 2001, among the company, our bank and Robert B. Kaminski, Jr., is incorporated by reference to exhibit 10.23 of our Form 10-K for the year ended December 31, 2001 *

10.17	Employment Agreement dated as of October 18, 2001, among the company, our bank and Charles E. Christmas, is incorporated by reference to exhibit 10.23 of our Form 10-K for the year ended December 31, 2001 *

10.18	Amendment to Employment Agreement dated as of October 17, 2002, among the company, our bank and Gerald R. Johnson, Jr., is incorporated by reference to exhibit 10.21 of our Form 10-K for the year ended December 31, 2002 *

10.19	Amendment to Employment Agreement dated as of October 17, 2002, among the company, our bank and Michael H. Price, is incorporated by reference to exhibit 10.22 of our Form 10-K for the year ended December 31, 2002 *

10.20	Amendment to Employment Agreement dated as of October 17, 2002, among the company, our bank and Robert B. Kaminski, Jr., is incorporated by reference to exhibit 10.23 of our Form 10-K for the year ended December 31, 2002 *

10.21	Amendment to Employment Agreement dated as of October 17, 2002, among the company, our bank and Charles E. Christmas, is incorporated by reference to exhibit 10.24 of our Form 10-K for the year ended December 31, 2002 *

10.22	Amendment to Employment Agreement dated as of October 28, 2004, among the company, our bank and Robert B. Kaminski, Jr., is incorporated by reference to exhibit 10.21 of our Form 10-K for the year ended December 31, 2004 *

10.23	Junior Subordinated Indenture between us and Wilmington Trust Company dated September 16, 2004 providing for the issuance of the Series A and Series B Floating Rate Junior Subordinated Notes due 2034 is incorporated by reference to exhibit 10.1 of our Form 8-K filed December 15, 2004

10.24	Amended and Restated Trust Agreement dated September 16, 2004 for Mercantile Bank Capital Trust I is incorporated by reference to exhibit 10.2 of our Form 8-K filed December 15, 2004

EXHIBIT NO.	EXHIBIT DESCRIPTION

10.25	Placement Agreement between us, Mercantile Bank Capital Trust I, and SunTrust Capital Markets, Inc. dated September 16, 2004 is incorporated by reference to exhibit 10.3 of our Form 8-K filed December 15, 2004

10.26	Guarantee Agreement dated September 16, 2004 between Mercantile as Guarantor and Wilmington Trust Company as Guarantee Trustee is incorporated by reference to exhibit 10.4 of our Form 8-K filed December 15, 2004

10.27	Form of Agreement Amending Stock Option Agreement, dated November 17, 2005 issued under our 2004 Employee Stock Option Plan, is incorporated by reference to exhibit 10.1 of our Form 8-K filed December 14, 2005 *

10.28	Second Amendment to Employment Agreement dated as of November 17, 2005, among the company, our bank and Gerald R. Johnson, Jr. is incorporated by reference to exhibit 10.28 of our Form 10-K for the year ended December 31, 2005 *

10.29	Second Amendment to Employment Agreement dated as of November 17, 2005, among the company, our bank and Michael H. Price is incorporated by reference to exhibit 10.29 of our Form 10-K for the year ended December 31, 2005 *

10.30	Third Amendment to Employment Agreement dated as of November 17, 2005, among the company, our bank and Robert B. Kaminski, Jr. is incorporated by reference to exhibit 10.30 of our Form 10-K for the year ended December 31, 2005 *

10.31	Second Amendment to Employment Agreement dated as of November 17, 2005, among the company, our bank and Charles E. Christmas is incorporated by reference to exhibit 10.31 of our Form 10-K for the year ended December 31, 2005 *

10.32	Form of Mercantile Bank of Michigan Amended and Restated Executive Deferred Compensation Agreement dated November 18, 2006, that has been entered into between our bank and each of Gerald R. Johnson, Jr., Michael H. Price, Robert B. Kaminski, Jr., Charles E. Christmas, and certain other officers of our bank is incorporated by reference to exhibit 10.34 of our Form 10-K for the year ended December 31, 2007 *

10.33	Form of First Amendment to the Mercantile Bank of Michigan Executive Deferred Compensation Agreement dated November 18, 2006, that has been entered into between our bank and each of Gerald R. Johnson, Jr., Michael H. Price, Robert B. Kaminski, Jr., Charles E. Christmas, and certain other officers of our bank, dated October 25, 2007 is incorporated by reference to exhibit 10.35 of our Form 10-K for the year ended December 31, 2007 *

10.34	Form of Second Amendment to the Mercantile Bank of Michigan Executive Deferred Compensation Agreement date November 18, 2006, that has been entered into between our bank and each of Michael H. Price, Robert B. Kaminski, Charles E. Christmas, and certain other officers of our bank, dated October 23, 2008 *

10.35	Form of Mercantile Bank of Michigan Split Dollar Agreement that has been entered into between our bank and each of Gerald R. Johnson, Jr., Michael H. Price, Robert B. Kaminski, Jr., Charles E. Christmas, and certain other officers of our bank is incorporated by reference to exhibit 10.33 of our Form 10-K for the year ended December 31, 2005 *

EXHIBIT NO.	EXHIBIT DESCRIPTION

10.36	Director Fee Summary *

10.37	Lease Agreement between our bank and The Conlin Company dated July 12, 2005 for our Ann Arbor, Michigan office is incorporated by reference to exhibit 10.36 of our Form 10-K for the year ended December 31, 2005

10.38	Stock Incentive Plan of 2006 is incorporated by reference to Appendix A of our proxy statement for our April 27, 2006 annual meeting of shareholders that was filed with the Securities and Exchange Commission *

10.39	Amendment and Restatement of Stock Incentive Plan of 2006 dated November 18, 2008 *

10.40	Form of Notice of Grant of Incentive Stock Option and Stock Option Agreement for incentive stock options granted in 2006 under our Stock Incentive Plan of 2006 is incorporated by reference to exhibit 10.1 of our Form 8-K filed November 22, 2006 *

10.41	Form of Notice of Grant of Incentive Stock Option and Stock Option Agreement for incentive stock options granted after 2006 under our Stock Incentive Plan of 2006 is incorporated by reference to exhibit 10.41 of our Form 10-K for the year ended December 31, 2007 *

10.42	Form of Restricted Stock Award Agreement Notification of Award and Terms and Conditions of Award for restricted stock granted in 2006 under our Stock Incentive Plan of 2006 is incorporated by reference to exhibit 10.2 of our Form 8-K filed November 22, 2006 *

10.43	Form of Restricted Stock Award Agreement Notification of Award and Terms and Conditions of Award for restricted stock granted after 2006 under our Stock Incentive Plan of 2006 is incorporated by reference to exhibit 10.43 of our Form 10-K for the year ended December 31, 2007 *

10.44	Executive Officer Bonus Plan for 2007 is incorporated by reference to exhibit 10.1 of our Form 8-K filed January 29, 2007 *

10.45	Retirement Agreement by and among Mercantile Bank Corporation, Mercantile Bank of Michigan and Gerald R. Johnson, Jr. is incorporated by reference to exhibit 10.1 of our Form 8-K filed May 25, 2007 *

10.46	Additional Release of Claims Pursuant to Retirement Agreement Dated May 24, 2007 by and among Mercantile Bank Corporation, Mercantile Bank of Michigan and Gerald R. Johnson, Jr. is incorporated by reference to exhibit 10.1 of our Form 10-Q for the quarter ended September 30, 2007 *

10.47	Mercantile Bank Corporation Employee Stock Purchase Plan of 2002

10.48	Lease Agreement between our bank and CD Partners LLC dated October 2, 2007 for our Oakland County, Michigan office is incorporated by reference to exhibit 10.47 of our Form 10-K for the year ended December 31, 2007

21	Subsidiaries of the company

23.1	Consent of BDO Seidman, LLP

23.2	Consent of Crowe Horwath LLP

EXHIBIT NO.	EXHIBIT DESCRIPTION

31	Rule 13a-14(a) Certifications

32.1	Section 1350 Chief Executive Officer Certification

32.2	Section 1350 Chief Financial Officer Certification

*	Management contract or compensatory plan