Form 10-Q
period 2009-03-31
MERCANTILE BANK CORP
filed 2009-05-06
CIK 1042729

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2009

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
Yes ☑     No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes ☐     No ☐
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
Yes ☐     No ☑
At May 6, 2009, there were 8,597,596 shares of Common Stock outstanding.

MERCANTILE BANK CORPORATION

MERCANTILE BANK CORPORATION
PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2009	2008
	(Unaudited)
ASSETS
Cash and due from banks	$17,155,000	$16,754,000
Short term investments	30,032,000	100,000
Federal funds sold	90,099,000	8,950,000

Total cash and cash equivalents	137,286,000	25,804,000

Securities available for sale	161,484,000	162,669,000
Securities held to maturity (fair value of $65,708,000 at March 31, 2009 and $65,381,000 at December 31, 2008)	65,451,000	64,437,000
Federal Home Loan Bank stock	15,681,000	15,681,000

Loans and leases	1,778,057,000	1,856,915,000
Allowance for loan and lease losses	(31,884,000)	(27,108,000)

Loans and leases, net	1,746,173,000	1,829,807,000

Premises and equipment, net	31,697,000	32,334,000
Bank owned life insurance policies	42,807,000	42,462,000
Accrued interest receivable	8,597,000	8,513,000
Other assets	30,588,000	26,303,000

Total assets	$2,239,764,000	$2,208,010,000

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits
Noninterest-bearing	$112,617,000	$110,712,000
Interest-bearing	1,538,666,000	1,488,863,000

Total deposits	1,651,283,000	1,599,575,000

Securities sold under agreements to repurchase	91,982,000	94,413,000
Federal Home Loan Bank advances	260,000,000	270,000,000
Subordinated debentures	32,990,000	32,990,000
Other borrowed money	16,825,000	19,528,000
Accrued expenses and other liabilities	17,339,000	17,132,000

Total liabilities	2,070,419,000	2,033,638,000

Shareholders’ equity
Preferred stock, no par value: 1,000,000 shares authorized, none issued	0	0
Common stock, no par value: 20,000,000 shares authorized; 8,597,526 shares outstanding at March 31, 2009 and 8,593,304 shares outstanding at December 31, 2008	172,194,000	172,353,000
Retained earnings (deficit)	(5,770,000)	(1,281,000)
Accumulated other comprehensive income	2,921,000	3,300,000

Total shareholders’ equity	169,345,000	174,372,000

Total liabilities and shareholders’ equity	$2,239,764,000	$2,208,010,000

See accompanying notes to consolidated financial statements.

1.

MERCANTILE BANK CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months	Three Months
	Ended	Ended
	March 31,	March 31,
	2009	2008

Interest income
Loans and leases, including fees	$25,185,000	$29,063,000
Securities, taxable	1,936,000	2,087,000
Securities, tax-exempt	840,000	715,000
Federal funds sold	47,000	86,000
Short term investments	13,000	4,000

Total interest income	28,021,000	31,955,000

Interest expense
Deposits	12,841,000	17,103,000
Short term borrowings	440,000	551,000
Federal Home Loan Bank advances	2,452,000	2,329,000
Long term borrowings	483,000	589,000

Total interest expense	16,216,000	20,572,000

Net interest income	11,805,000	11,383,000

Provision for loan and lease losses	10,400,000	9,100,000

Net interest income after provision for loan and lease losses	1,405,000	2,283,000

Noninterest income
Service charges on accounts	512,000	504,000
Mortgage banking activities	369,000	240,000
Earnings on bank owned life insurance policies	345,000	435,000
Other income	806,000	711,000

Total noninterest income	2,032,000	1,890,000

Noninterest expense
Salaries and benefits	5,552,000	5,774,000
Occupancy	921,000	974,000
Furniture and equipment depreciation, rent and maintenance	467,000	540,000
Nonperforming asset costs	983,000	486,000
FDIC insurance costs	634,000	289,000
Other expense	2,215,000	2,266,000

Total noninterest expenses	10,772,000	10,329,000

Income (loss) before federal income tax expense (benefit)	(7,335,000)	(6,156,000)

Federal income tax expense (benefit)	(2,846,000)	(2,418,000)

Net income (loss)	$(4,489,000)	$(3,738,000)

Basic earnings (loss) per share	$(0.53)	$(0.44)

Diluted earnings (loss) per share	$(0.53)	$(0.44)

Cash dividends per share	$0.04	$0.15

Average basic shares outstanding	8,480,985	8,465,148

Average diluted shares outstanding	8,480,985	8,465,148

See accompanying notes to consolidated financial statements.

2.

MERCANTILE BANK CORPORATION
CONSOLIDATED STATEMENTS OF
CHANGES IN SHAREHOLDERS’ EQUITY
(Unaudited)

			Accumulated
		Retained	Other	Total
	Common	Earnings	Comprehensive	Shareholders’
	Stock	(Deficit)	Income	Equity

Balances, January 1, 2009	$172,353,000	$(1,281,000)	$3,300,000	$174,372,000
Employee stock purchase plan, 3,395 shares	18,000			18,000
Dividend reinvestment plan, 1,755 shares	7,000			7,000
Stock-based compensation expense	155,000			155,000
Cash dividends ($0.04 per share)	(339,000)			(339,000)
Comprehensive income (loss):
Net loss for the period from January 1, 2009 through March 31, 2009		(4,489,000)		(4,489,000)
Change in net unrealized gain on securities available for sale, net of reclassifications and tax effect			121,000	121,000
Reclassification of unrealized gain on interest rate swaps, net of tax effect			(500,000)	(500,000)

Total comprehensive income (loss)				(4,868,000)

Balances, March 31, 2009	$172,194,000	$(5,770,000)	$2,921,000	$169,345,000

See accompanying notes to consolidated financial statements.

3.

MERCANTILE BANK CORPORATION
CONSOLIDATED STATEMENTS OF
CHANGES IN SHAREHOLDERS’ EQUITY (Continued)
(Unaudited)

			Accumulated
		Retained	Other	Total
	Common	Earnings	Comprehensive	Shareholders’
	Stock	(Deficit)	Income	Equity

Balances, January 1, 2008	$172,938,000	$4,948,000	$269,000	$178,155,000

Employee stock purchase plan, 2,107 shares	23,000			23,000

Dividend reinvestment plan, 1,511 shares	18,000			18,000

Stock option exercises, 2,000 shares	16,000			16,000

Stock tendered for stock option exercises, 1,123 shares	(16,000)			(16,000)

Stock-based compensation expense	155,000			155,000

Cash dividends ($0.15 per share)		(1,270,000)		(1,270,000)

Comprehensive income (loss):
Net loss for the period from January 1, 2008 through March 31, 2008		(3,738,000)		(3,738,000)

Change in net unrealized gain on securities available for sale, net of reclassifications and tax effect			486,000	486,000

Change in net fair value of interest rate swaps, net of reclassifications and tax effect			466,000	466,000

Total comprehensive income (loss)				(2,786,000)

Balances, March 31, 2008	$173,134,000	$(60,000)	$1,221,000	$174,295,000

See accompanying notes to consolidated financial statements.

4.

MERCANTILE BANK CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months	Three Months
	Ended	Ended
	March 31, 2009	March 31, 2008

Cash flows from operating activities
Net income (loss)	$(4,489,000)	$(3,738,000)
Adjustments to reconcile net income (loss) to net cash from operating activities
Depreciation and amortization	714,000	526,000
Provision for loan and lease losses	10,400,000	9,100,000
Stock-based compensation expense	155,000	155,000
Proceeds from sales of mortgage loans held for sale	26,833,000	17,955,000
Origination of mortgage loans held for sale	(26,802,000)	(17,756,000)
Net gain on sales of mortgage loans	(294,000)	(199,000)
Net loss on sale and write-down of foreclosed assets	197,000	222,000
Recognition of unrealized gain on interest rate swaps	(769,000)	0
Earnings on bank owned life insurance policies	(345,000)	(435,000)
Net change in:
Accrued interest receivable	(84,000)	825,000
Other assets	(2,705,000)	(1,987,000)
Accrued expenses and other liabilities	207,000	(2,956,000)

Net cash from operating activities	3,018,000	1,712,000

Cash flows from investing activities
Loan and lease originations and payments, net	71,299,000	(290,000)
Purchases of:
Securities available for sale	(12,639,000)	(46,114,000)
Securities held to maturity	(1,024,000)	0
Federal Home Loan Bank stock	0	(2,497,000)
Proceeds from:
Maturities, calls and repayments of available for sale securities	14,093,000	49,865,000
Maturities, calls and repayments of held to maturity securities	0	0
Proceeds from the sale of foreclosed assets	487,000	723,000
Purchases of premises and equipment, net	(12,000)	(521,000)

Net cash from investing activities	72,204,000	1,166,000

Cash flows from financing activities
Net increase (decrease) in time deposits	47,435,000	(13,372,000)
Net increase (decrease) in all other deposits	4,273,000	(23,059,000)
Net decrease in securities sold under agreements to repurchase	(2,431,000)	(14,281,000)
Net increase in federal funds purchased	0	2,000,000
Proceeds from Federal Home Loan Bank advances	5,000,000	70,000,000
Pay-offs of Federal Home Loan Bank advances	(15,000,000)	(20,000,000)
Net increase (decrease) in other borrowed money	(2,703,000)	73,000
Employee stock purchase plan	18,000	23,000
Dividend reinvestment plan	7,000	18,000
Payment of cash dividend	(339,000)	(1,270,000)

Net cash from financing activities	36,260,000	132,000

See accompanying notes to consolidated financial statements.

5.

MERCANTILE BANK CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months	Three Months
	Ended	Ended
	March 31, 2009	March 31, 2008

Net change in cash and cash equivalents	111,482,000	3,010,000
Cash and cash equivalents at beginning of period	25,804,000	29,430,000

Cash and cash equivalents at end of period	$137,286,000	$32,440,000

Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest	$16,827,000	$23,294,000
Federal income tax	0	0
Transfers from loans and leases to foreclosed assets	2,198,000	681,000
See accompanying notes to consolidated financial statements.

6.

MERCANTILE BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1.	SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation: The unaudited financial statements for the three months ended March 31, 2009 include the consolidated results of operations of Mercantile Bank Corporation and its consolidated subsidiaries. These subsidiaries include Mercantile Bank of Michigan (“our bank”), our bank’s three subsidiaries, Mercantile Bank Mortgage Company, LLC (“our mortgage company”), Mercantile Bank Real Estate Co., LLC (“our real estate company”), and Mercantile Insurance Center, Inc. (“our insurance center”). These consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and Item 303(b) of Regulation S-K and do not include all disclosures required by accounting principles generally accepted in the United States of America for a complete presentation of our financial condition and results of operations. In the opinion of management, the information reflects all adjustments (consisting only of normal recurring adjustments) which are necessary in order to make the financial statements not misleading and for a fair presentation of the results of operations for such periods. The results for the period ended March 31, 2009 should not be considered as indicative of results for a full year. For further information, refer to the consolidated financial statements and footnotes included in our annual report on Form 10-K for the year ended December 31, 2008.

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

Earnings Per Share: Basic earnings per share is based on the weighted average number of common shares and participating securities outstanding during the period. Diluted earnings per share include the dilutive effect of additional potential common shares issuable under our stock option plans and are determined using the treasury stock method. As discussed below under the caption “Adoption of New Accounting Standards,” FASB Staff Position (“FSP”) EITF 03-6-1 was adopted effective January 1, 2009. This FSP requires that unvested stock awards which contain non-forfeitable rights to dividends or dividend equivalents, whether paid or unpaid (referred to as “participating securities”), be included in the number of shares outstanding for both basic and diluted earnings per share calculations. Our unvested restricted stock is considered a participating security. All prior period earnings per share data presented is required to be adjusted retrospectively to conform to the provisions of the FSP. In the event of a net loss, the participating securities are excluded from the calculation of both basic and diluted earnings per share. Due to our net loss, approximately 112,100 and 61,100 unvested restricted shares were not included in determining both basic and diluted earnings per share for the three months ended March 31, 2009 and 2008, respectively. In addition, stock options for approximately 325,200 and 269,800 shares of common stock were antidilutive and were not included in determining diluted earnings per share for the three months ended March 31, 2009 and 2008, respectively. Weighted average diluted common shares outstanding equals the weighted average common shares outstanding during the three month periods ended March 31, 2009 and 2008 due to the net loss recorded during those time periods.
(Continued)

7.

MERCANTILE BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1.	SIGNIFICANT ACCOUNTING POLICIES (Continued)

Allowance for Loan and Lease Losses: The allowance for loan and lease losses (“allowance”) is a valuation allowance for probable incurred credit losses. Loan and lease losses are charged against the allowance when we believe the uncollectibility of a loan or lease is confirmed. Subsequent recoveries, if any, are credited to the allowance. We estimate the allowance balance required based on past loan and lease loss experience, the nature and volume of the portfolio, information about specific borrower situations and estimated collateral values, economic conditions and other factors. Allocations of the allowance may be made for specific loans and leases, but the entire allowance is available for any loan or lease that, in our judgment, should be charged-off.

A loan or lease is impaired when, based on current information and events, it is probable we will be unable to collect the scheduled payments of principal and interest when due according to the contractual terms of the loan agreement. Factors considered in determining impairment include payment status, collateral value and the probability of collecting principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. We determine the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan or lease and the borrower, including the length of delay, the reasons for delay, the borrower’s prior payment record and the amount of the shortfall in relation to the principal and interest owed. Impairment is measured on a loan-by-loan basis for commercial loans and leases and construction loans by either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price or the fair value of collateral if the loan is collateral dependent. Large groups of smaller balance homogeneous loans are collectively evaluated for impairment. We do not separately identify individual residential and consumer loans for impairment disclosures.

Derivatives: Derivative financial instruments are recognized as assets or liabilities at fair value. The accounting for changes in the fair value of derivatives depends on the use of the derivatives and whether the derivatives qualify for hedge accounting. During 2008, our derivatives consisted of interest rate swap agreements, which are used as part of our asset liability management to help manage interest rate risk. We do not use derivatives for trading purposes.

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
(Continued)

8.

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

Adoption of New Accounting Standards: In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 141(R), Business Combinations, to further enhance the accounting and financial reporting related to business combinations. SFAS No. 141(R) establishes principles and requirements for how the acquirer in a business combination (1) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any controlling interest in the acquiree, (2) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase, and (3) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS No. 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Therefore, the effects of the adoption of SFAS No. 141(R) will depend upon the extent and magnitude of acquisitions after December 31, 2008. The adoption of this standard has had no impact on our results of operations or financial position.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS No. 157 applies to other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. SFAS No. 157 does not require any new fair value measurements and was originally effective beginning January 1, 2008. In February 2008, the FASB issued FSP FAS 157-2. FSP FAS 157-2 allowed entities to electively defer the effective date of SFAS No. 157 until January 1, 2009 for nonfinancial assets and nonfinancial liabilities except those items recognized or disclosed at fair value on an annual or more frequently recurring basis. We applied the fair value measurement and disclosure provisions of SFAS No. 157 to nonfinancial assets and nonfinancial liabilities effective January 1, 2009. The application of such was not material to our results of operations or financial position, although it did result in additional disclosures included in Note 10 relating to nonfinancial assets.

In March 2008, the FASB issued SFAS No. 161, Disclosures About Derivative Instruments and Hedging Activities — an Amendment of FASB Statement No. 133. SFAS No. 161 expands disclosure requirements regarding an entity’s derivative instruments and hedging activities. Expanded qualitative disclosures that are required under SFAS No. 161 include: (1) how and why an entity uses derivative instruments; (2) how derivative instruments and related hedged items are accounted for under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, and related interpretations; and (3) how derivative instruments and related hedged items affect an entity’s financial statements. SFAS No. 161 was adopted January 1, 2009 and did not have an effect on our disclosures as we have had no derivative instruments outstanding during the current year.
(Continued)

9.

MERCANTILE BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1.	SIGNIFICANT ACCOUNTING POLICIES (Continued)

In early April 2009, the FASB issued the following FSPs that are intended to provide additional guidance and require additional disclosures relating to fair value measurements and other-than-temporary impairment (“OTTI”) on an interim and/or annual basis:
•	FSP No. FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly. This FSP provides additional guidance for estimating fair value in accordance with SFAS No. 157, Fair Value Measurements, when the volume and level of activity for the asset or liability have significantly decreased. The FSP also includes guidance on identifying circumstances that indicate a transaction is not orderly. The FSP is required to be applied prospectively and retrospective application is not permitted. It will be effective for interim and annual periods ending after June 15, 2009, with an early adoption permitted for periods ending after March 15, 2009. An entity early adopting this FSP must also early adopt FSP FAS 115-2 and FAS 124-2. We did not adopt this FSP for the quarter ended March 31, 2009. We do not expect this FSP will have a material impact on our results of operations or financial position upon implementation in the second quarter of 2009, although additional disclosures may be required upon adoption.

•	FSP No. FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments. This FSP, which applies to debt securities, is intended to provide greater clarity to investors about the credit and noncredit components of an OTTI event and to more effectively communicate when an OTTI event has occurred. This FSP defines the credit component of an OTTI charge as the difference between the present value of the cash flows expected to be collected and the amortized cost basis of the debt security. When an entity does not intend to sell the security and it is more likely than not that the entity will not have to sell the security before recovery of its cost basis, it will recognize the credit component of an OTTI charge in earnings and the remaining portion in other comprehensive income. In addition, this FSP requires additional disclosures about investment securities on an interim basis. The FSP is effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. This FSP is to be applied prospectively with a cumulative effect transition adjustment, if applicable, as of the beginning of the period in which it is adopted. An entity early adopting this FSP must also early adopt FSP FAS 157-4. We did not adopt this FSP for the quarter ended March 31, 2009. We do not expect this FSP will have a material impact on our results of operations or financial position upon implementation in the second quarter of 2009, although additional disclosures will be required upon adoption.

•	FSP No. FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments. This FSP requires disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies in addition to annual reporting periods. This FSP also requires disclosure of the method(s) and significant assumptions used to estimate the fair value of financial instruments and changes in method(s) and significant assumptions, if any, during the period. This FSP is effective for interim reporting periods ending after June 15, 2009 with early adoption permitted for periods ending after March 15, 2009. An entity can early adopt this FSP only if it also elects to early adopt FSP FAS 157-4 and FSP FAS 115-2 and FAS 124-2. We did not adopt this FSP for the quarter ended March 31, 2009. The adoption of this FSP in the second quarter will result in additional disclosures.
(Continued)

10.

MERCANTILE BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1.	SIGNIFICANT ACCOUNTING POLICIES (Continued)

In June 2008, the FASB issued FSP EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities. This FSP provides that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents, whether paid or unpaid, are participating securities and are required to be included in the computation of earnings per share pursuant to the two-class method described in SFAS No. 128, Earnings Per Share. The two-class method of computing earnings per share includes an earnings allocation formula that determines earnings per share for common stock and any participating securities according to dividends declared, whether paid or unpaid, and participation rights in undistributed earnings. This FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years. All prior period earnings per share data presented is required to be adjusted retrospectively to conform with the provisions of this FSP. Adoption of this FSP had no impact on our first quarter 2009 or 2008 earnings per share.

2.	LOANS

Our total loans at March 31, 2009 were $1,778.1 million compared to $1,856.9 million at December 31, 2008, a decrease of $78.8 million, or 4.2%. The components of our outstanding balances at March 31, 2009 and December 31, 2008, and percentage increase (decrease) in loans from the end of 2008 to the end of the first quarter 2009 are as follows:

					Percent
	March 31, 2009		December 31, 2008		Increase
	Balance	%	Balance	%	(Decrease)
Real Estate:
Construction and land development	$251,608,000	14.2%	$263,392,000	14.1%	(4.5)%
Secured by 1-4 family properties	139,727,000	7.9	140,776,000	7.6	(0.7)
Secured by multi-family properties	50,147,000	2.8	47,365,000	2.6	5.9
Secured by nonresidential properties	865,801,000	48.7	881,350,000	47.5	(1.8)
Commercial	463,502,000	26.0	516,201,000	27.8	(10.2)
Leases	1,629,000	0.1	1,985,000	0.1	(17.9)
Consumer	5,643,000	0.3	5,846,000	0.3	(3.5)

Total loans and leases	$1,778,057,000	100.0%	$1,856,915,000	100.0%	(4.2)%

(Continued)

11.

MERCANTILE BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
3.	ALLOWANCE FOR LOAN AND LEASE LOSSES

The following is a summary of the change in our allowance for loan and lease losses account for the three months ended March 31:

	2009	2008

Balance at January 1	$27,108,000	$25,814,000
Charge-offs	(5,740,000)	(5,137,000)
Recoveries	116,000	180,000
Provision for loan and lease losses	10,400,000	9,100,000

Balance at March 31	$31,884,000	$29,957,000

4.	PREMISES AND EQUIPMENT, NET

Premises and equipment are comprised of the following:

	March 31,	December 31,
	2009	2008

Land and improvements	$8,538,000	$8,538,000
Buildings and leasehold improvements	24,888,000	24,888,000
Furniture and equipment	12,496,000	12,484,000

	45,922,000	45,910,000
Less: accumulated depreciation	14,225,000	13,576,000

Premises and equipment, net	$31,697,000	$32,334,000

Depreciation expense totaled $649,000 during the first quarter of 2009, compared to $694,000 in the first quarter of 2008.
(Continued)

12.

MERCANTILE BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
5.	DEPOSITS

Our total deposits at March 31, 2009 were $1,651.3 million compared to $1,599.6 million at December 31, 2008, an increase of $51.7 million, or 3.2%. The components of our outstanding balances at March 31, 2009 and December 31, 2008, and percentage increase (decrease) in deposits from the end of 2008 to the end of the first quarter 2009 are as follows:

					Percent
	March 31, 2009		December 31, 2008		Increase
	Balance	%	Balance	%	(Decrease)

Noninterest-bearing demand	$112,617,000	6.8%	$110,712,000	6.9%	1.7%
Interest-bearing checking	51,720,000	3.1	50,248,000	3.1	2.9
Money market	23,142,000	1.4	24,886,000	1.6	(7.0)
Savings	52,583,000	3.2	49,943,000	3.1	5.3
Time, under $100,000	97,273,000	5.9	49,991,000	3.1	94.6
Time, $100,000 and over	266,954,000	16.2	184,573,000	11.6	44.6

	604,289,000	36.6	470,353,000	29.4	28.5

Out-of-area time, under $100,000	109,140,000	6.6	128,948,000	8.1	(15.4)
Out-of-area time, $100,000 and over	937,854,000	56.8	1,000,274,000	62.5	(6.2)

	1,046,994,000	63.4	1,129,222,000	70.6	(7.3)

Total deposits	$1,651,283,000	100.0%	$1,599,575,000	100.0%	3.2%

6.	SHORT-TERM BORROWINGS

Information relating to our securities sold under agreements to repurchase follows:

	Three Months Ended	Twelve Months Ended
	March 31, 2009	December 31, 2008

Outstanding balance at end of period	$91,982,000	$94,413,000
Average interest rate at end of period	1.98%	1.96%

Average balance during the period	$90,403,000	$93,149,000
Average interest rate during the period	1.97%	2.04%

Maximum month end balance during the period	$91,982,000	$105,986,000
Securities sold under agreements to repurchase (“repurchase agreements”) generally have original maturities of less than one year. Repurchase agreements are treated as financings and the obligations to repurchase securities sold are reflected as liabilities. Securities involved with the agreements are recorded as assets of our bank and are held in safekeeping by a correspondent bank. Repurchase agreements are offered principally to certain large deposit customers. Repurchase agreements were secured by securities with a market value of $101.5 million and $106.5 million as of March 31, 2009 and December 31, 2008, respectively.
(Continued)

13.

MERCANTILE BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
7.	FEDERAL HOME LOAN BANK ADVANCES

Our outstanding balances at March 31, 2009 totaled $260.0 million and mature at varying dates from April 2009 through January 2014, with fixed rates of interest from 2.95% to 5.30% and averaging 3.69%. At December 31, 2008, outstanding balances totaled $270.0 million with maturities ranging from January 2009 through December 2013 and fixed rates of interest from 2.95% to 5.30% and averaging 3.79%.

Each advance is payable at its maturity date, and is subject to a prepayment fee if paid prior to the maturity date. The advances are collateralized by residential mortgage loans, first mortgage liens on multi-family residential property loans, first mortgage liens on commercial real estate property loans, and substantially all other assets of our bank, under a blanket lien arrangement. Our borrowing line of credit as of March 31, 2009 totaled about $314.0 million, with availability approximating $44.0 million.

Maturities of currently outstanding FHLB advances during the next 60 months are:

2009	$55,000,000
2010	65,000,000
2011	85,000,000
2012	40,000,000
2013	10,000,000
2014	5,000,000
8.	COMMITMENTS AND OFF-BALANCE SHEET RISK

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

These instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized, if any, in the balance sheet. Our bank’s maximum exposure to loan loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual notional amount of those instruments. Our bank uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments. Collateral, such as accounts receivable, securities, inventory, and property and equipment, is generally obtained based on management’s credit assessment of the borrower. If required, estimated loss exposure resulting from these instruments is expensed and recorded as a liability. The balance of the liability account was $0.5 million as of March 31, 2009 and December 31, 2008.
(Continued)

14.

MERCANTILE BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
8.	COMMITMENTS AND OFF-BALANCE SHEET RISK (Continued)

A summary of the contractual amounts of our financial instruments with off-balance sheet risk at March 31, 2009 and December 31, 2008 follows:

	March 31,	December 31,
	2009	2008

Commercial unused lines of credit	$310,621,000	$323,785,000
Unused lines of credit secured by 1 – 4 family residential properties	26,188,000	30,658,000
Credit card unused lines of credit	9,347,000	9,413,000
Other consumer unused lines of credit	4,685,000	4,881,000
Commitments to extend credit	1,888,000	10,959,000
Standby letters of credit	51,236,000	51,439,000

	$403,965,000	$431,135,000

Certain of our commercial loan customers have entered into interest rate swap agreements directly with our correspondent banks. To assist our commercial loan customers in these transactions, and to encourage our correspondent banks to enter into the interest rate swap transactions with minimal credit underwriting analyses on their part, we have entered into risk participation agreements with the correspondent banks whereby we agree to make payments to the correspondent banks owed by our commercial loan customers under the interest rate swap agreement in the event that our commercial loan customers do not make the payments. We are not a party to the interest rate swap agreements under these arrangements. As of March 31, 2009, the total notional amount of the underlying interest rate swap agreements was $61.5 million, with a net fair value from our commercial loan customers’ perspective of negative $7.0 million. Payments made during 2008 and the first three months of 2009 in regards to the risk participation agreements totaled $86,000; however, we believe the affected customer will reimburse us for such payments and therefore have accrued no liability for these payments or such potential future payments. These risk participation agreements are considered financial guarantees in accordance with FASB Interpretation No. 45 and are therefore recorded as liabilities at fair value, generally equal to the fees collected at the time of their execution. These liabilities are accreted into income during the term of the interest rate swap agreements, generally ranging from four to fifteen years.

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

15.

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

On October 30, 2008, we terminated all of our interest rate swaps. The termination coincided with our decision to not lower our prime rate in association with the Federal Open Market Committee’s reduction of the targeted federal funds rate by 50 basis points on October 29, 2008. Virtually all of our prime rate-based commercial floating rate loans are tied to the Mercantile Bank Prime Rate, while our interest rate swaps utilized the Wall Street Journal Prime Rate. The resulting difference negatively impacted the effectiveness of our interest rate swaps, so we believed it was prudent to terminate them. The aggregate fair value of the interest rate swaps on October 30, 2008 was $2.4 million, which is being accreted into interest income on loans and leases based on the original term of the interest rate swaps. The remaining accretion at March 31, 2009 is as follows: $525,000 during the second quarter of 2009; $250,000 during the third and fourth quarters of 2009; and $100,000 during the first quarter of 2010. During the first quarter of 2009, $769,000 was accreted into interest income on loans and leases.

10.	FAIR VALUES

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
(Continued)

16.

MERCANTILE BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
10.	FAIR VALUES (Continued)

SFAS No. 157 requires the use of valuation techniques that are consistent with the market approach, the income approach and/or the cost approach. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets and liabilities. The income approach uses valuation techniques to convert future amounts, such as cash flows or earnings, to a single present amount on a discounted basis. The cost approach is based on the amount that currently would be required to replace the service capacity of an asset (replacement cost). Valuation techniques should be consistently applied. Inputs to valuation techniques refer to the assumptions that market participants would use in pricing the asset or liability. Inputs may be observable, meaning those that reflect the assumptions market participants would use in pricing the asset or liability based on market data obtained from independent sources, or unobservable, meaning those that reflect our own assumptions about the assumptions market participants would use in pricing the asset or liability based on the best information available in the circumstances. In that regard, SFAS No. 157 establishes a fair value hierarchy for valuation inputs that gives the highest priority to quoted prices in active markets for identical assets or liabilities and the lowest priority to unobservable inputs. The fair value hierarchy is as follows:

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

17.

MERCANTILE BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
10.	FAIR VALUES (Continued)

Mortgage loans held for sale. Mortgage loans held for sale are carried at the lower of cost or fair value and are measured on a nonrecurring basis. Fair value is based on independent quoted market prices, where applicable, or the prices for other mortgage whole loans with similar characteristics. As of March 31, 2009, we determined that the fair value of our mortgage loans held for sale was similar to the cost; therefore, we carried the $0.9 million of such loans at cost so they are not included in the nonrecurring table below.

Loans and leases. We do not record loans and leases at fair value on a recurring basis. However, from time to time, we record nonrecurring fair value adjustments to collateral dependent loans and leases to reflect partial write-downs or specific reserves that are based on the observable market price or current estimated value of the collateral. These loans and leases are reported in the nonrecurring table below at initial recognition of impairment and on an ongoing basis until recovery or charge-off. At time of foreclosure or repossession, foreclosed and repossessed assets are adjusted to fair value less costs to sell upon transfer of the loans and leases to foreclosed and repossessed assets, establishing a new cost basis. At that time, they are reported in our fair value disclosures in the nonrecurring table below.

Derivatives. For interest rate swaps, we measure fair value utilizing models that use primarily market observable inputs, such as yield curves and option volatilities, and accordingly, are classified as Level 2. We had no interest rate swaps contracts outstanding as of March 31, 2009.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The balances of assets and liabilities measured at fair value on a recurring basis as of March 31, 2009 are as follows:

Quoted
Prices in
		Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)

Securities available for sale	$161,484,000	$0	$161,484,000	$0

Total	$161,484,000	$0	$161,484,000	$0

(Continued)

18.

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

We had no assets or liabilities measured at Levels 1 or 3 on a recurring basis during the first quarter of 2009.
Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
The balances of assets and liabilities measured at fair value on a nonrecurring basis as of March 31, 2009 are as follows:

		Quoted
		Prices in
		Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)

Impaired loans (1)	$54,208,000	$0	$54,208,000	$0
Foreclosed assets (1)	8,809,000	0	8,809,000	0

Total	$63,017,000	$0	$63,017,000	$0

(Continued)

19.

MERCANTILE BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
10.	FAIR VALUES (Continued)

The balances of assets and liabilities measured at fair value on a nonrecurring basis as of December 31, 2008 are as follows:

Quoted
Prices in
		Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)

Impaired loans (1)	$37,197,000	$0	$37,197,000	$0

Total	$37,197,000	$0	$37,197,000	$0

(1)	Represents carrying value and related write-downs for which adjustments are based on the estimated value of the property or other assets.
11.	REGULATORY MATTERS

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

The prompt corrective action regulations provide five classifications, including well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized, although these terms are not used to represent overall financial condition. If an institution is not well capitalized, regulatory approval is required to accept brokered deposits. Subject to limited exceptions, no institution may make a capital distribution if, after making the distribution, it would be undercapitalized. If an institution is undercapitalized, it is subject to being closely monitored by its principal federal regulator, its asset growth and expansion are restricted, and plans for capital restoration are required. In addition, further specific types of restrictions may be imposed on the institution at the discretion of the federal regulator. At March 31, 2009 and December 31, 2008, the most recent regulatory notifications categorized our bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that we believe has changed our bank’s category.
(Continued)

20.

MERCANTILE BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
11.	REGULATORY MATTERS (Continued)

Our actual capital levels (dollars in thousands) and minimum required levels were:

					Minimum Required
					to be Well
			Minimum Required		Capitalized Under
			for Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Regulations
	Amount	Ratio	Amount	Ratio	Amount		Ratio

March 31, 2009
Total capital (to risk weighted assets)
Consolidated	$216,143	10.6%	$162,656	8.0%	$	NA	NA
Bank	215,123	10.6	162,469	8.0		203,086	10.0%
Tier 1 capital (to risk weighted assets)
Consolidated	190,648	9.4	81,328	4.0		NA	NA
Bank	189,657	9.3	81,235	4.0		121,852	6.0
Tier 1 capital (to average assets)
Consolidated	190,648	8.5	89,860	4.0		NA	NA
Bank	189,657	8.5	89,779	4.0		112,224	5.0

December 31, 2008
Total capital (to risk weighted assets)
Consolidated	$229,307	10.9%	$167,836	8.0%	$	NA	NA
Bank	226,034	10.8	167,480	8.0		209,350	10.0%
Tier 1 capital (to risk weighted assets)
Consolidated	203,072	9.7	83,918	4.0		NA	NA
Bank	199,853	9.6	83,740	4.0		125,610	6.0
Tier 1 capital (to average assets)
Consolidated	203,072	9.2	88,577	4.0		NA	NA
Bank	199,853	9.0	88,413	4.0		110,516	5.0
Our consolidated capital levels as of March 31, 2009 and December 31, 2008 include $32.0 million of trust preferred securities issued by the trust in September 2004 and December 2004 subject to certain limitations. Under applicable Federal Reserve guidelines, the trust preferred securities constitute a restricted core capital element. The guidelines provide that the aggregate amount of restricted core elements that may be included in our Tier 1 capital must not exceed 25% of the sum of all core capital elements, including restricted core capital elements, net of goodwill less any associated deferred tax liability. As of March 31, 2009 and December 31, 2008, all $32.0 million of the trust preferred securities were included as Tier 1 capital.
(Continued)

21.

MERCANTILE BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
11.	REGULATORY MATTERS (Continued)

Our consolidated and bank capital levels as of March 31, 2009 were negatively impacted by a portion of our net deferred tax assets that did not qualify for inclusion in the Tier 1 capital. In determining the amount of net deferred tax assets that does qualify, an analysis of historical taxable income as well as projected taxable income for the next twelve months is performed at each quarter-end. At March 31, 2009, it was determined that $7.8 million and $5.4 million of our consolidated and bank net deferred tax assets did not qualify for inclusion in Tier 1 capital, respectively. At December 31, 2008, all of our consolidated and bank net deferred tax assets qualified for inclusion in Tier 1 capital.

On April 13, 2009, we were notified by the U.S. Department of the Treasury that on April 8, 2009, we were preliminarily approved for $21.0 million under the U.S. Department of the Treasury’s Capital Purchase Program. We are currently preparing to participate in the Capital Purchase Program, subject to final approval by our Board of Directors.

Our and our bank’s ability to pay cash and stock dividends is subject to limitations under various laws and regulations and to prudent and sound banking practices. On January 8, 2009, we declared a $0.04 per share cash dividend on our common stock, which was paid on March 10, 2009 to record holders as of February 10, 2009. On April 9, 2009, we declared a $0.01 per share cash dividend on our common stock, which is payable on June 10, 2009 to record holders as of May 8, 2009. Because we had a retained deficit at the time of the declaration, the cash dividends are recorded as a reduction of our common stock account.
(Continued)

22.

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
Future Factors include, among others, changes in interest rates and interest rate relationships; demand for products and services; the degree of competition by traditional and non-traditional competitors; changes in banking regulation; changes in tax laws; changes in prices, levies, and assessments; the impact of technological advances; governmental and regulatory policy changes; the outcomes of contingencies; trends in customer behavior as well as their ability to repay loans; changes in local real estate values; changes in the national and local economies; and risk factors described in our annual report on Form 10-K for the year ended December 31, 2008 or in this report. These are representative of the Future Factors that could cause a difference between an ultimate actual outcome and a forward-looking statement.
Introduction
The following discussion compares the financial condition of Mercantile Bank Corporation and its consolidated subsidiaries, Mercantile Bank of Michigan (“our bank”), our bank’s three subsidiaries, Mercantile Bank Mortgage Company, LLC (“our mortgage company”), Mercantile Bank Real Estate Co., LLC (“our real estate company”) and Mercantile Insurance Center, Inc. (“our insurance company”), at March 31, 2009 to December 31, 2008 and the results of operations for the three months ended March 31, 2009 and March 31, 2008. This discussion should be read in conjunction with the interim consolidated financial statements and footnotes included in this report. Unless the text clearly suggests otherwise, references in this report to “us,” “we,” “our” or “the company” include Mercantile Bank Corporation and its consolidated subsidiaries referred to above.
Critical Accounting Policies
Accounting principles generally accepted in the United States of America are complex and require us to apply significant judgment to various accounting, reporting and disclosure matters. We must use assumptions and estimates to apply these principles where actual measurements are not possible or practical. Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our unaudited financial statements included in this report. For a complete discussion of our significant accounting policies, see footnotes to our Consolidated Financial Statements included on pages F-39 through F-44 in our Form 10-K for the fiscal year ended December 31, 2008 (Commission file number 000-26719). Our allowance for loan and lease losses policy and accounting for income taxes are highly dependent upon subjective or complex judgments, assumptions and estimates. Changes in such estimates may have a significant impact on the financial statements, and actual results may differ from those estimates. We have reviewed the application of these policies with the Audit Committee of our Board of Directors.

23.

MERCANTILE BANK CORPORATION
Allowance for Loan and Lease Losses: The allowance for loan and lease losses (“allowance”) is maintained at a level we believe is adequate to absorb probable incurred losses identified and inherent in the loan and lease portfolio. Our evaluation of the adequacy of the allowance is an estimate based on past loan and lease loss experience, the nature and volume of the loan and lease portfolio, information about specific borrower situations and estimated collateral values and assessments of the impact of current and anticipated economic conditions on the loan and lease portfolio. Allocations of the allowance may be made for specific loans or leases, but the entire allowance is available for any loan or lease that, in our judgment, should be charged-off. Loan and lease losses are charged against the allowance when we believe the uncollectibility of a loan or lease balance is likely. The balance of the allowance represents our best estimate, but significant downturns in circumstances relating to loan and lease quality or economic conditions could result in a requirement for an increased allowance in the future. Likewise, an upturn in loan and lease quality or improved economic conditions may result in a decline in the required allowance in the future. In either instance, unanticipated changes could have a significant impact on operating earnings.
The allowance is increased through a provision charged to operating expense. Uncollectible loans and leases are charged-off through the allowance. Recoveries of loans and leases previously charged-off are added to the allowance. A loan or lease is considered impaired when it is probable that contractual interest and principal payments will not be collected either for the amounts or by the dates as scheduled in the loan or lease agreement. Impairment is evaluated in aggregate for smaller-balance loans of similar nature such as residential mortgage, consumer and credit card loans, and on an individual loan basis for other loans. If a loan or lease is impaired, a portion of the allowance is allocated so that the loan or lease is reported, net, at the present value of estimated future cash flows using the loan’s or lease’s existing rate or at the fair value of collateral if repayment is expected solely from the collateral. Loans and leases are evaluated for impairment when payments are delayed, typically 30 days or more, or when serious deficiencies are identified within the credit relationship. Our policy for recognizing income on impaired loans is to accrue interest unless a loan or lease is placed on nonaccrual status. We put loans or leases into nonaccrual status when the full collection of principal and interest is not expected.
Income Tax Accounting: Income tax liabilities or assets are established for the amount of taxes payable or refundable for the current year. Deferred income tax liabilities and assets are also established for the future tax consequences of events that have been recognized in our financial statements or tax returns. A deferred income tax liability or asset is recognized for the estimated future tax effects attributable to temporary differences that can be carried forward (used) in future years. The valuation of current and deferred income tax liabilities and assets is considered critical as it requires us to make estimates based on provisions of the enacted laws. The assessment of tax liabilities and assets involves the use of estimates, assumptions, interpretations and judgments concerning accounting pronouncements, federal and state tax codes and the extent of future taxable income. There can be no assurance that future events, such as court decisions, positions of federal and state tax authorities, and the extent of future taxable income will not differ from our current assessments, the impact of which could be significant to the consolidated results of operations and reported earnings. We believe our tax liabilities and assets are adequate and are properly recorded in the consolidated financial statements.
Financial Condition
During the first three months of 2009, our assets increased from $2,208.0 million on December 31, 2008, to $2,239.8 million on March 31, 2009. This represents an increase in total assets of $31.8 million, or 1.4%. The growth in total assets was comprised primarily of a $111.5 million increase in cash and cash equivalents, more than offsetting a $78.9 million reduction in total loans and leases. Total deposits increased $51.7 million, while Federal Home Loan Bank (“FHLB”) advances decreased $10.0 million.

24.

MERCANTILE BANK CORPORATION
Commercial loans and leases decreased by $77.6 million during the first three months of 2009, and at March 31, 2009 totaled $1,632.7 million, or 91.8% of the total loan and lease portfolio. This decline reflects the slowdown in business activity in our markets and the impact of a concerted effort on our part to reduce exposure to certain non-owner occupied commercial real estate (“CRE”) and automotive-related businesses. The biggest decline occurred in the commercial and industrial (“C&I”) loan portfolio, where usage of commercial lines of credit was reduced by about $40.0 million, in large part reflecting the slowdown in business activity and a corresponding reduction in accounts receivable and inventory financings. We would expect to see an increase in commercial line of credit usage when economic conditions improve. Our systematic approach to reducing our exposure to certain CRE lending will be pro-longed, given the nature of CRE lending and the current depressed economic conditions; however, we believe that such a reduction is in our best interests when taking into account the increased inherent credit risk, relatively low loan rates and nominal deposit balances associated with targeted borrowing relationships.
The commercial loan and lease portfolio represents loans to businesses generally located within our market areas. Approximately 70% of the commercial loan and lease portfolio is primarily secured by real estate properties, with the remaining generally secured by other business assets such as accounts receivable, inventory and equipment. The continued significant concentration of the loan and lease portfolio in commercial loans and leases is consistent with our stated strategy of focusing a substantial amount of our efforts on “wholesale” banking. Corporate and business lending is an area of expertise for our senior management team, and our commercial lenders have extensive commercial lending experience, with most having at least ten years’ experience. Of each of the loan categories that we originate, commercial loans and leases are most efficiently originated and managed, thus limiting overhead costs by necessitating the attention of fewer employees. Our commercial lending business generates the largest portion of local deposits, and is our primary source of demand deposits.
The following table summarizes our loans secured by real estate, excluding residential mortgage loans representing permanent financing of owner occupied dwellings and home equity lines of credit, as of March 31, 2009:

Residential — Vacant Land	$22,244,000
Residential — Land Development	50,402,000
Residential — Construction	14,646,000
Commercial — Vacant Land	28,775,000
Commercial — Land Development	24,636,000
Commercial — Construction NonOwner Occupied	93,322,000
Commercial — Construction Owner Occupied	9,290,000
Commercial — NonOwner Occupied	556,280,000
Commercial — Owner Occupied	365,250,000

Total	$1,164,845,000

Residential mortgage loans and consumer loans decreased an aggregate $1.3 million during the first three months of 2009. As of March 31, 2009, residential mortgage and consumer loans totaled a combined $145.4 million, or 8.2% of the total loan and lease portfolio. Although residential mortgage loan and consumer loan portfolios may increase in future periods, we expect the commercial sector of the lending efforts and resultant assets to remain the dominant loan portfolio category given our wholesale banking strategy.

25.

MERCANTILE BANK CORPORATION
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
The levels of net loan and lease charge-offs and nonperforming assets have increased since early 2007. Although we were never directly involved in the underwriting of or the investing in subprime residential real estate loans, the apparent substantial and rapid collapse of this line of business during 2007 throughout the United States had a significant negative impact on the residential real estate development lending portion of our business. The resulting decline in real estate prices and slowdown in sales has stretched the cash flow of our local developers and eroded the value of our underlying collateral, which caused elevated levels of nonperforming assets and net loan and lease charge-offs. Since that time, we have witnessed rapidly deteriorating economic conditions in Michigan and throughout the country. The resulting decline in business revenue has negatively impacted the cash flows of many of our borrowers, some to the point where loan payments have become past due or will likely become delinquent in future periods. In addition, real estate prices have fallen significantly, thereby exposing us to larger-than-typical losses in those instances where the sale of collateral is the primary source of repayment. It is likely that the levels of net loan and lease charge-offs and nonperforming assets will remain elevated until economic conditions improve.
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
Throughout most of 2008, we experienced deterioration in a number of commercial loan relationships which previously had been performing fairly well. Analysis of certain commercial borrowers revealed a reduced capability on the part of these borrowers to make required payments as indicated by factors such as delinquent loan payments, diminished cash flow, deteriorating financial performance, or past due property taxes, and in the case of commercial and residential development projects slow absorption or sales trends. In addition, commercial real estate serves as the primary collateral source for many of these borrowing relationships and updated evaluations and appraisals in many cases reflected significant declines from the original estimated values.

26.

MERCANTILE BANK CORPORATION
During the fourth quarter of 2008 and the first quarter of 2009, we saw a continuation of the stresses caused by the weakening and poor economic conditions, especially in the CRE markets and automotive-related borrowing relationships in our C&I portfolio. High vacancy rates or slow absorption has resulted in inadequate cash flow generated from some real estate projects we have financed, and has required guarantors to provide personal funds to make full contractual loan payments and pay other operating costs. In some cases, the guarantors’ cash and other liquid reserves have become seriously diminished. In other cases, sale of the collateral, either by the borrower or us, is our primary source of repayment.
As of March 31, 2009, nonperforming assets totaled $83.7 million, or 3.74% of total assets, an increase from the $57.4 million, or 2.60% of total assets, as of December 31, 2008, and from the $40.6 million, or 1.92% of total assets, as of March 31, 2008. As of March 31, 2009, nonperforming loans secured by CRE, combined with foreclosed properties, totaled $37.1 million. Nonperforming loans and foreclosed properties associated with the development of residential real estate totaled $26.2 million, with another $4.9 million in nonperforming loans secured by, and foreclosed properties consisting of, residential properties. Net loan and lease charge-offs during the first quarter of 2009 totaled $5.6 million, or an annualized 1.25% of average total loans and leases.
The following table provides a breakdown of nonperforming assets as of March 31, 2009 and net loan and lease charge-offs during the first quarter of 2009 by property type:

	Nonperforming	Foreclosed	Net Loan & Lease
	Loans	Assets	Charge-Offs

Residential — Land Development	$10,630,000	$2,016,000	$624,000
Residential — Construction	13,440,000	98,000	86,000
Residential — Owner Occupied / Rental	3,216,000	1,661,000	1,442,000
Commercial — Land Development	1,312,000	1,071,000	0
Commercial — Construction	0	0	0
Commercial — Owner Occupied	7,754,000	999,000	75,000
Commercial — NonOwner Occupied	25,237,000	3,127,000	786,000
Commercial — NonReal Estate	12,749,000	406,000	2,475,000
Consumer — NonReal Estate	31,000	0	136,000

Total	$74,369,000	$9,378,000	$5,624,000

Securities decreased by $0.2 million during the first three months of 2009, totaling $242.6 million as of March 31, 2009. Proceeds from called U.S. Government Agency bonds totaled $10.7 million during the first three months of 2009, with another $3.4 million received from principal paydowns on mortgage-backed securities. A vast majority of the proceeds were invested back into the securities portfolio, with $10.0 million invested in U.S. Government Agency bonds and $2.6 million invested in mortgage-backed securities. At March 31, 2009, the portfolio was comprised of U.S. Government Agency bonds (26%), U.S. Government Agency issued or guaranteed mortgage-backed securities (32%), tax-exempt municipal general obligations and revenue bonds (27%), Michigan Strategic Fund bonds (9%), Federal Home Loan Bank stock (6%) and a mutual fund (less than 1%).

27.

MERCANTILE BANK CORPORATION
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
Cash and cash equivalents increased $111.5 million during the first three months of 2009, totaling $137.3 million on March 31, 2009. Cash and due from bank balances were up $0.4 million, short term investments increased $29.9 million and federal funds sold were up $81.2 million. During the latter part of the first quarter, we experienced a significant influx of cash resulting from a reduction in total loans and leases (about $79.0 million) and growth in local retail and municipal certificates of deposit (about $130.0 million). Although we immediately started to reduce the level of wholesale funds, the inflow of cash far outpaced the outflows from wholesale funding maturities. For yield and risk diversification purposes, we invested part of the excess funds into short term certificates of deposit with a correspondent bank, with an aggregate balance of $30.0 million at March 31, 2009. During the initial stages of the second quarter, we continued to utilize our relatively significant short term investment and federal funds positions to fund wholesale funding maturities, with our cash and cash equivalents returning to a more normalized level in early May.
Premises and equipment at March 31, 2009 equaled $31.7 million, a decrease of $0.6 million over the past three months. Purchases of premises and equipment during the first three months of 2009 were nominal, while depreciation expense totaled $0.6 million.
Deposits increased $51.7 million during the first three months of 2009, totaling $1,651.3 million at March 31, 2009. Local deposits increased $133.9 million, while out-of-area deposits decreased $82.2 million. As a percent of total deposits, local deposits equaled 36.6% on March 31, 2009, an increase from 28.5% as of December 31, 2008. Noninterest-bearing demand deposits, comprising 6.8% of total deposits, increased $1.9 million during the first three months of 2009. Savings deposits (3.2% of total deposits) increased $2.6 million, interest-bearing checking accounts (3.1% of total deposits) increased $1.5 million and money market deposit accounts (1.4% of total deposits) decreased $1.8 million during the first three months of 2009. Local certificates of deposit, comprising 22.1% of total deposits, increased $129.7 million during the first three months of 2009. The growth primarily reflects an influx of new depositors resulting from a one year certificate of deposit campaign we ran during part of the first quarter and from municipal depositors.
Out-of-area deposits decreased $82.2 million during the first three months of 2009, totaling $1,047.0 million at March 31, 2009. Out-of-area deposits consist primarily of certificates of deposit obtained from depositors located outside our market areas and placed by deposit brokers for a fee, but also include certificates of deposit obtained from the deposit owners directly. The owners of out-of-area deposits include individuals, businesses and municipal governmental units located throughout the United States. The decline in out-of-area deposits during the first three months of 2009 primarily reflects the influx of cash resulting from the reduction in total loans and leases and from the increase in local deposits. Additional reductions in out-of-area deposits are expected during the second quarter as we use a large portion of the significant level of short term investments and federal funds sold at March 31, 2009 to fund wholesale funding maturities.

28.

MERCANTILE BANK CORPORATION
Repurchase agreements decreased by $2.4 million during the first three months of 2009, totaling $92.0 million as of March 31, 2009. As part of our sweep account program, collected funds from certain business noninterest-bearing checking accounts are invested into over-night interest-bearing repurchase agreements. Such repurchase agreements are not deposit accounts and are not afforded federal deposit insurance.
FHLB advances decreased $10.0 million during the first three months of 2009, totaling $260.0 million as of March 31, 2009. The FHLB advances are collateralized by residential mortgage loans, first mortgage liens on multi-family residential property loans, first mortgage liens on commercial real estate property loans, and substantially all other assets of our bank, under a blanket lien arrangement. Our borrowing line of credit as of March 31, 2009 totaled about $314.0 million, with availability approximating $44.0 million. FHLB advances, along with out-of-area deposits, are the primary components of our wholesale funding program.
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
In general, our liquidity strategy is to fund earning asset growth with deposits, repurchase agreements and FHLB advances and to maintain an adequate level of short- and medium-term investments to meet typical daily loan and deposit activity. Although deposit and repurchase agreement growth from customers located in our market areas has historically generally increased, this growth has not been sufficient to meet our historical substantial loan growth and provide monies for additional investing activities. To assist in providing the additional needed funds, we have regularly obtained monies from wholesale funding sources. Wholesale funds, comprised primarily of certificates of deposit from customers outside our market areas and advances from the FHLB, totaled $1,322.0 million, or 65.5% of combined deposits and borrowed funds as of March 31, 2009, compared to $1,414.2 million, or 71.5% of combined deposits and borrowed funds as of December 31, 2008.
Although local deposits have historically generally increased as new business, municipal governmental unit and individual deposit relationships are established and as existing customers increase balances in their accounts, the relatively high reliance on wholesale funds will likely remain. As part of our interest rate risk management strategy, a majority of our wholesale funds have a fixed interest rate and mature within one year, reflecting the fact that a majority of our loans and leases have a floating rate tied to either the Mercantile Bank Prime Rate or LIBOR rates. While this maturity strategy increases inherent liquidity risk, we believe the increased liquidity risk is sufficiently mitigated by the benefits derived from an interest rate risk management standpoint. In addition, we have developed a comprehensive contingency funding plan which we believe further mitigates the increased liquidity risk.

29.

MERCANTILE BANK CORPORATION
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
As a member of the FHLB of Indianapolis, our bank has access to the FHLB advance borrowing programs. Advances totaled $260.0 million at March 31, 2009, compared to $270.0 million outstanding at December 31, 2008. Based on available collateral at March 31, 2009, we could borrow an additional $44.0 million. Our bank also has the ability to borrow up to $30.0 million on a daily basis through a correspondent bank using an established unsecured federal funds purchased line of credit. During the first quarter of 2009, our federal funds purchased position averaged $0.4 million, compared to a $74.8 million average federal funds sold position during the same time period. Given volatile market conditions, during the fourth quarter of 2008 we made the decision to operate with a higher than normal balance of federal funds sold. While the first quarter of 2009 average federal funds sold balance was higher than planned and will likely be lower in future periods, it is expected that we will maintain a higher than historical level of federal funds sold until market conditions return to more normalized levels. As a result, we expect the use of our federal funds purchased line of credit, in at least the near future, will be minimal.
Our bank has an established line of credit through the Discount Window of the Federal Reserve Bank of Chicago. Using a substantial majority of our tax-exempt municipal securities as collateral, at March 31, 2009 we could have borrowed up to about $60.0 million for terms of 1 to 28 days, or up to about $45.0 million for terms of 29 to 90 days. We do not plan to regularly access this line of credit.
In addition to typical loan funding and deposit flow, we must maintain liquidity to meet the demands of certain unfunded loan commitments and standby letters of credit. As of March 31, 2009, we had a total of $352.7 million in unfunded loan commitments and $51.2 million in unfunded standby letters of credit. Of the total unfunded loan commitments, $350.8 million were commitments available as lines of credit to be drawn at any time as customers’ cash needs vary, and $1.9 million were for loan commitments expected to close within the next several months. The level of commitments to make loans has declined significantly when compared to historical levels, primarily reflecting poor economic conditions. We monitor fluctuations in loan balances and commitment levels and include such data in managing our overall liquidity.
We monitor our liquidity position and funding strategies on an ongoing basis, but recognize that unexpected events, changes in economic or market conditions, reduction in earnings performance, declining capital levels or situations beyond our control could cause either short or long term liquidity challenges. We have developed a comprehensive contingency funding plan that provides a framework for meeting both temporary and longer-term liquidity disruptions. Depending upon the particular circumstances of a liquidity situation, possible strategies may include obtaining funds via one or a combination of the following sources of funds: established lines of credit at a correspondent bank, the FHLB and the Federal Reserve Bank of Chicago, brokered certificate of deposit market, wholesale securities repurchase markets, issuance of term debt, common or preferred stock, or sale of securities or other assets.

30.

MERCANTILE BANK CORPORATION
Capital Resources
Shareholders’ equity is a noninterest-bearing source of funds that generally provides support for asset growth and the absorption of operating losses. Shareholders’ equity was $169.3 million at March 31, 2009, compared to $174.4 million at December 31, 2008. The $5.1 million decline during the first quarter of 2009 is primarily attributable to net loss from operations, which totaled $4.5 million. Also negatively impacting shareholders’ equity was the payment of a $0.3 million cash dividend, and a net $0.4 million adjustment for the market value of available for sale securities as defined in SFAS No. 115 and the reclassification of unrealized gain on interest rate swaps.
We and our bank are subject to regulatory capital requirements administered by federal and state banking agencies. Failure to meet the various capital requirements can initiate regulatory action that could have a direct material effect on the financial statements. Our and our bank’s capital ratios as of March 31, 2009 and December 31, 2008 are disclosed in Note 11 of the Notes to Consolidated Financial Statements. On April 13, 2009, we were notified by the U.S. Department of the Treasury that on April 8, 2009, we were preliminarily approved for $21.0 million under the U.S. Department of the Treasury’s Capital Purchase Program. We are currently preparing to participate in the Capital Purchase Program, subject to final approval by our Board of Directors.
Our and our bank’s ability to pay cash and stock dividends is subject to limitations under various laws and regulations and to prudent and sound banking practices. On January 8, 2009, we declared a $0.04 per share cash dividend on our common stock that was paid on March 10, 2009 to shareholders of record on February 10, 2009. On April 9, 2009, we declared a $0.01 per share cash dividend on our common stock that is payable on June 10, 2009 to shareholders of record on May 8, 2009. While we want to maximize shareholder value, which includes the return of capital through cash dividends, given the current economic environment and its impact on our financial performance, we believe it was prudent to pay a reduced second quarter cash dividend.
Results of Operations
We recorded a net loss for the first quarter of 2009 of $4.5 million ($0.53 per basic and diluted share), compared with a net loss of $3.7 million ($0.44 per basic and diluted share) recorded during the first quarter of 2008. The net loss recorded during the first quarter of 2009 is primarily the result of a substantial provision for loan and lease losses, reflecting deterioration in the quality of the loan portfolio, most notably in the CRE and C&I segments. The declining state and national economies have significantly hampered certain commercial borrowers’ cash flows and negatively impacted real estate values, resulting in increasing levels of nonperforming CRE and C&I loans.
Interest income during the first quarter of 2009 was $28.0 million, a decrease of 12.3% from the $32.0 million earned during the first quarter of 2008. The reduction in interest income is primarily attributable to a declining yield on earning assets, resulting from a decreasing interest rate environment, an increase in nonperforming assets, and increased levels of federal funds sold and short term investments, which more than offset an increase in earning assets. During the first three months of 2009, earning assets averaged $2,155.3 million, $140.1 million higher than the average earning assets of $2,015.2 million during the same time period in 2008. Average federal funds sold increased $65.0 million, average loans and leases were up $27.7 million, average securities increased $30.6 million, and average short term investments, consisting mainly of certificates of deposit, were up $16.8 million.

31.

MERCANTILE BANK CORPORATION
During the first three months of 2009 and 2008, earning assets had a weighted average rate (tax equivalent-adjusted basis) of 5.33% and 6.42%, respectively. With approximately 60% of our total loans and leases tied to Prime or LIBOR rates, our earning asset yield has been substantially impacted by the steep reduction in market interest rates since late third quarter of 2007. Between mid-September 2007 and early-October 2008, the Federal Open Market Committee (“FOMC”) lowered the targeted federal funds rate by a total of 375 basis points. The resulting similar decline in the Prime and LIBOR rates, combined with an increased level of nonperforming assets, has significantly lowered our yield on earning assets and level of interest income. Although the FOMC lowered the targeted federal funds rate by another 50 basis points in late October 2008 and an additional 75 basis points in mid-December 2008, we kept the Mercantile Bank Prime Rate unchanged at 4.50% in an effort to shield interest income from further erosion. Virtually all of our prime-based commercial floating rate loans are tied to the Mercantile Bank Prime Rate. A higher level of nonperforming assets has also negatively impacted the yield on earning assets, increasing from 1.92% of total assets at March 31, 2008 to 3.74% at March 31, 2009. A significant temporary increase in average federal funds sold and short term investments during the first quarter of 2009 also had an adverse effect on earning asset yield.
Interest expense during the first quarter of 2009 was $16.2 million, a decrease of 21.2% over the $20.6 million expensed during the first quarter of 2008. The reduction in interest expense is primarily attributable to a declining interest rate environment, which more than offset an increase in interest-bearing liabilities necessitated by asset growth. During the first three months of 2009, interest-bearing liabilities averaged $1,958.1 million, or $151.6 million higher than the average interest-bearing liabilities of $1,806.5 million during the same time period in 2008. Average interest-bearing deposits were up $82.2 million, while average FHLB advances increased $56.7 million and average long term borrowings increased $14.7 million. A decline in the average cost of interest-bearing liabilities resulted in the reduction of interest expense. During the first three months of 2009 and 2008, interest-bearing liabilities had a weighted average rate of 3.36% and 4.57%, respectively. The lower weighted average cost of interest-bearing liabilities is primarily due to the decline in market interest rates.
Net interest income during the first quarter of 2009 was $11.8 million, an increase of 3.7% over the $11.4 million earned during the first quarter of 2008. The increase in net interest income was primarily due to an increase in earning assets, which more than offset a decline in the net interest margin. The net interest margin decreased from 2.33% during the first three months of 2008 to 2.28% during the first three months of 2009, primarily reflecting the decreased yield on earning assets, which more than offset the reduction in our cost of funds. Although current deposit and borrowing rates have declined similarly to the reduction in the Prime and LIBOR rates, our relatively high reliance on fixed rates certificates of deposit and FHLB advances results in a lagged reduction in our cost of funds in comparison to the reduction in our yield on earning assets.
Given the multitude of factors that impact the net interest margin, it is difficult to predict future net interest margins. However, in light of the current stable interest rate environment, our net interest margin during the remaining 2009 time period should benefit from a continued reduction in our cost of funds and the loan pricing initiatives instituted in 2008. In addition, the planned reduction in federal funds sold and short term investments, which will be utilized to reduce wholesale funding during the early part of the second quarter, should positively impact the net interest margin. With respect to our cost of funds, we have about $815.0 million in relatively high-rate wholesale funds scheduled to mature during the remainder of 2009. These maturing funds carry an average interest rate of about 3.60%, compared to current interest rates ranging from 0.65% to 2.75% depending on the type and term of wholesale funding instrument. While a continued reduction in our cost of funds, combined with the reduction in federal funds sold and short term investments will positively impact our net interest margin, the impact of asset quality on the net interest margin is difficult to predict.

32.

MERCANTILE BANK CORPORATION
The following table sets forth certain information relating to our consolidated average interest-earning assets and interest-bearing liabilities and reflects the average yield on assets and average cost of liabilities for the first quarter of 2009 and 2008. Such yields and costs are derived by dividing income or expense by the average daily balance of assets or liabilities, respectively, for the period presented. Tax-exempt securities interest income and yield have been computed on a tax equivalent basis using a marginal tax rate of 35%. Securities interest income was increased by $326,000 and $303,000 in the first quarter of 2009 and 2008, respectively, for this adjustment.

	Quarters ended March 31,
	2009			2008
	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate
	(dollars in thousands)

ASSETS
Loans and leases	$1,821,428	$25,185	5.61%	$1,793,726	$29,063	6.50%
Investment securities	241,608	3,102	5.13	211,002	3,105	5.89
Federal funds sold	74,784	47	0.25	9,808	86	3.47
Short term investments	17,458	13	0.29	674	4	1.78

Total interest — earning assets	2,155,278	28,347	5.33	2,015,210	32,258	6.42

Allowance for loan and lease losses	(29,105)			(26,651)
Other assets	128,134			126,909

Total assets	$2,254,307			$2,115,468

LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing deposits	$1,551,957	$12,841	3.36%	$1,469,769	$17,103	4.67%
Short term borrowings	90,794	440	1.97	92,838	551	2.38
Federal Home Loan Bank advances	263,722	2,452	3.72	206,978	2,329	4.45
Long term borrowings	51,615	483	3.74	36,955	589	6.31

Total interest-bearing liabilities	1,958,088	16,216	3.36	1,806,540	20,572	4.57

Noninterest-bearing deposits	106,367			108,776
Other liabilities	16,438			22,520
Shareholders’ equity	173,414			177,632

Total liabilities and shareholders’ equity	$2,254,307			$2,115,468

Net interest income		$12,131			$11,686

Net interest rate spread			1.97%			1.85%

Net interest rate margin on average assets			2.18%			2.22%

Net interest margin on earning assets			2.28%			2.33%

33.

MERCANTILE BANK CORPORATION
The provision for loan and lease losses during the first quarter of 2009 was $10.4 million, compared to $9.1 million during the first quarter of 2008. The increased provision expense reflects additional deterioration in the quality of our loan portfolio, stemming from the continuing decline in the Michigan and national economies. The economic downturn, which a year ago had a significant negative impact on our residential real estate development loan portfolio, had an adverse effect on the quality of other portfolio sectors as well throughout 2008 and into 2009. A majority of the provision expense during the first quarter of 2009 related to CRE and C&I loans.
Net loan and lease charge-offs of $5.6 million were recorded during the first three months of 2009, compared to net loan and lease charge-offs of $6.4 million during the fourth quarter of 2008 and $5.0 million during the first quarter of 2008. Of the $5.7 million in gross loans and leases charged-off during the first three months of 2009, $0.8 million represents the elimination of specific reserves that were established in earlier periods. The remaining $4.9 million, while in part covered through general reserve allocations via our loan grading system, is included in the $10.4 million provision that was expensed during the first quarter of 2009. Provision expense during the first three months of 2009 allocated to C&I loans totaled $4.3 million, with another $3.3 million allocated to CRE loans. The allowance, as a percentage of total loans and leases outstanding, was 1.79% as of March 31, 2009, compared to 1.46% as of December 31, 2008 and 1.67% as of March 31, 2008.
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

34.

MERCANTILE BANK CORPORATION
Noninterest income during the first quarter of 2009 was $2.03 million, an increase of 7.5% over the $1.89 million earned during the first quarter of 2008. Income from mortgage banking activities increased $129,000 during the first quarter of 2009, reflecting a higher volume of refinancing activity due to the lower interest rate environment, while rental income on foreclosed properties also increased $129,000.
Noninterest expense during the first quarter of 2009 was $10.8 million, an increase of 4.3% over the $10.3 million expensed during the first quarter of 2008. Employee salary and benefit expenses were $0.2 million lower during the first quarter of 2009 than the level expensed during the same time period in 2008, primarily reflecting a reduction in full-time equivalent employees from 317 at the end of the first quarter of 2008 to 298 as of March 31, 2009. Occupancy, furniture and equipment costs declined by $0.1 million in the first quarter of 2009 compared to the year-ago quarter, primarily resulting from an aggregate reduction in depreciation, repair, maintenance, and janitorial expenses. Costs associated with the administration and resolution of problem assets, including legal expenses, property tax payments, appraisal fees, and write-downs on foreclosed properties increased from $0.5 million during the first quarter of 2008 to $1.0 million during the first quarter of 2009, reflecting the increased level of nonperforming assets and the decline in collateral values. Other noninterest costs increased $0.3 million, primarily reflecting higher FDIC insurance premiums. During the second quarter of 2009, we will be expensing approximately $1.6 million related to the special banking industry-wide FDIC insurance assessment, which will be paid on September 30, 2009.
Due to our loss before federal income tax benefit of $7.3 million, we recorded a federal income tax benefit of $2.8 million during the first three months of 2009. During the same time period in 2008, we recorded a federal income tax benefit of $2.4 million in association with our loss before federal income tax benefit of $6.2 million. Our effective tax rate during the first three months of 2009 was (38.8%), compared to (39.3%) during the first three months of 2008.
SFAS No. 109, Accounting for Income Taxes, requires that companies assess whether a valuation allowance should be established against their deferred tax assets based on the consideration of all available evidence using a “more likely than not” standard. In accordance with SFAS No. 109, we reviewed our deferred tax assets and determined that no valuation allowance was necessary at March 31, 2009. Despite the loss during the first quarter of 2009 and for all of 2008, combined with a challenging economic environment, we are in a cumulative income position, have a history of strong earnings, are well capitalized, and have cautiously optimistic expectations regarding future taxable income. In making such judgments, significant weight is given to evidence that can be objectively verified. In making decisions regarding any valuation allowance, we consider both positive and negative evidence and analyze changes in near-term market conditions as well as other factors which may impact future operating results. The deferred tax assets will be analyzed quarterly for changes affecting realizability, and there can be no guarantee that a valuation allowance will not be necessary in future periods.

35.

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
We use two interest rate risk measurement techniques. The first, which is commonly referred to as GAP analysis, measures the difference between the dollar amounts of interest sensitive assets and liabilities that will be refinanced or repriced during a given time period. A significant repricing gap could result in a negative impact to our net interest margin during periods of changing market interest rates. The following table depicts our GAP position as of March 31, 2009 (dollars in thousands):

36.

MERCANTILE BANK CORPORATION

	Within	Three to	One to	After
	Three	Twelve	Five	Five
	Months	Months	Years	Years	Total
Assets:
Commercial loans and leases(1)	$688,205	$188,664	$704,810	$51,008	$1,632,687
Residential real estate loans	54,123	14,385	56,296	14,923	139,727
Consumer loans	1,737	614	2,745	547	5,643
Investment securities(2)	40,361	1,538	33,927	166,790	242,616
Short term investments	120,131	0	0	0	120,131
Allowance for loan and lease losses	0	0	0	0	(31,884)
Other assets	0	0	0	0	130,844

Total assets	904,557	205,201	797,778	233,268	2,239,764

Liabilities:
Interest-bearing checking	51,720	0	0	0	51,720
Savings	52,583	0	0	0	52,583
Money market accounts	23,142	0	0	0	23,142
Time deposits less than $100,000	51,275	111,623	43,515	0	206,413
Time deposits $100,000 and over	416,139	629,068	159,601	0	1,204,808
Short term borrowings	91,982	0	0	0	91,982
FHLB advances	25,000	45,000	190,000	0	260,000
Long term borrowings	34,815	0	15,000	0	49,815
Noninterest-bearing checking	0	0	0	0	112,617
Other liabilities	0	0	0	0	17,339

Total liabilities	746,656	785,691	408,116	0	2,070,419
Shareholders’ equity	0	0	0	0	169,345

Total sources of funds	746,656	785,691	408,116	0	2,239,764

Net asset (liability) GAP	$157,901	$(580,490)	$389,662	$233,268

Cumulative GAP	$157,901	$(422,589)	$(32,927)	$200,341

Percent of cumulative GAP to total assets	7.1%	(18.9)%	(1.5)%	8.9%

(1)	Floating rate loans that are currently at interest rate floors are treated as fixed rate loans and are reflected using maturity date and not repricing frequency.

(2)	Mortgage-backed securities are categorized by average life calculations based upon prepayment trends as of March 31, 2009.
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

37.

MERCANTILE BANK CORPORATION
We conducted multiple simulations as of March 31, 2009, in which it was assumed that changes in market interest rates occurred ranging from up 200 basis points to down 200 basis points in equal quarterly instalments over the next twelve months in comparison to estimated net interest income based on our balance sheet, including the balances and interest rates associated with our specific loans, securities, deposits and borrowed funds, as of March 31, 2009. The resulting estimates are well within our policy parameters established to manage and monitor interest rate risk.

	Dollar Change In	Percent Change In
Interest Rate Scenario	Net Interest Income	Net Interest Income

Interest rates down 200 basis points	$8,444,000	17.0%

Interest rates down 100 basis points	8,200,000	16.5

No change in interest rates	8,142,000	16.4

Interest rates up 100 basis points	7,672,000	15.4

Interest rates up 200 basis points	8,776,000	17.7
The resulting estimates have been significantly impacted by the current interest rate and economic environment, as adjustments have been made to critical model inputs with regards to traditional interest rate relationships. This is especially important as it relates to floating rate commercial loans and brokered certificates of deposit, which comprise a substantial portion of our balance sheet. As of March 31, 2009, the Mercantile Bank Prime Rate is 4.50% as compared to the Wall Street Journal Prime Rate of 3.25%. Historically, the two indices have been equal; however, we elected not to reduce the Mercantile Bank Prime Rate in late October and mid-December of 2008 when the Wall Street Journal Prime Rate declined by 50 and 75 basis points, respectively. In conducting our simulations at March 31, 2009, we have made the assumption that the Mercantile Bank Prime Rate will remain unchanged until the Wall Street Journal Prime Rate exceeds the Mercantile Bank Prime Rate, at which time the two indices will remain equal in the increasing interest rate scenarios. We have also made similar assumptions in regards to our local deposit rates, which in general have not been reduced since the separation of the Mercantile and Wall Street Journal Prime Rate indices. Also, brokered certificate of deposit rates have substantially decreased over the past several months, with part of the decline attributable to a significant imbalance whereby the supply of available funds far outweighs the demand from banks looking to raise funds. As a result, we have substantially limited further reductions in brokered certificate of deposit rates in the declining interest rate scenarios.
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

38.

MERCANTILE BANK CORPORATION
Item 4. Controls and Procedures
As of March 31, 2009, an evaluation was performed under the supervision of and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of March 31, 2009. There have been no significant changes in our controls over financial reporting during the quarter ended March 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

39.

MERCANTILE BANK CORPORATION
PART II — OTHER INFORMATION
Item 1. Legal Proceedings.
From time to time, we may be involved in various legal proceedings that are incidental to our business. In our opinion, we are not a party to any current legal proceedings that are material to our financial condition, either individually or in the aggregate.
Item 1A. Risk Factors.
There have been no material changes in our risk factors from those previously disclosed in our annual report on Form 10-K for the year ended December 31, 2008.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Not applicable.
Item 3. Defaults Upon Senior Securities.
Not applicable.
Item 4. Submission of Matters to a Vote of Security Holders.
Not applicable.
Item 5. Other Information.
Not applicable.

40.

MERCANTILE BANK CORPORATION
Item 6. Exhibits

EXHIBIT NO.	EXHIBIT DESCRIPTION

3.1	Our Articles of Incorporation are incorporated by reference to Exhibit 3.1 of our Form 10-Q for the quarter ended June 30, 2004

3.2
Our Amended and Restated Bylaws dated as of January 16, 2003 are incorporated by reference to Exhibit 3.2 of our Registration Statement on Form S-3 (Commission File No. 333-103376) that became effective on February 21, 2003

10.1
First Amendment to Mercantile Bank Corporation Employee Stock Purchase Plan of 2002 is incorporated by reference to exhibit 4(c) of our Registration Statement on Form S-8 (Commission File No. 333-158280) that became effective on March 30, 2009

10.2
Second Amendment to Mercantile Bank Corporation Employee Stock Purchase Plan of 2002 is incorporated by reference to exhibit 4(d) of our Registration Statement on Form S-8 (Commission File No. 333-158280) that became effective on March 30, 2009

31	Rule 13a-14(a) Certifications

32.1	Section 1350 Chief Executive Officer Certification

32.2	Section 1350 Chief Financial Officer Certification

41.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 6, 2009.

MERCANTILE BANK CORPORATION
By:	/s/ Michael H. Price
Michael H. Price
Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)

By:	/s/ Charles E. Christmas
Charles E. Christmas
Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)

42.

EXHIBIT INDEX

EXHIBIT NO.	EXHIBIT DESCRIPTION

3.1	Our Articles of Incorporation are incorporated by reference to Exhibit 3.1 of our Form 10-Q for the quarter ended June 30, 2004

3.2
Our Amended and Restated Bylaws dated as of January 16, 2003 are incorporated by reference to Exhibit 3.2 of our Registration Statement on Form S-3 (Commission File No. 333-103376) that became effective on February 21, 2003

10.1
First Amendment to Mercantile Bank Corporation Employee Stock Purchase Plan of 2002 is incorporated by reference to exhibit 4(c) of our Registration Statement on Form S-8 (Commission File No. 333-158280) that became effective on March 30, 2009

10.2
Second Amendment to Mercantile Bank Corporation Employee Stock Purchase Plan of 2002 is incorporated by reference to exhibit 4(d) of our Registration Statement on Form S-8 (Commission File No. 333-158280) that became effective on March 30, 2009

31	Rule 13a-14(a) Certifications

32.1	Section 1350 Chief Executive Officer Certification

32.2	Section 1350 Chief Financial Officer Certification