Form 10-Q
period 2009-06-30
MERCANTILE BANK CORP
filed 2009-08-07
CIK 1042729

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2009

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐      No ☑
At August 7, 2009, there were 8,589,022 shares of Common Stock outstanding.

MERCANTILE BANK CORPORATION

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
MERCANTILE BANK CORPORATION
CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2009	2008
	(Unaudited)
ASSETS
Cash and due from banks	$15,601,000	$16,754,000
Short term investments	2,560,000	100,000
Federal funds sold	20,741,000	8,950,000

Total cash and cash equivalents	38,902,000	25,804,000

Securities available for sale	158,996,000	162,669,000
Securities held to maturity (fair value of $61,875,000 at June 30, 2009 and $65,381,000 at December 31, 2008)	61,934,000	64,437,000
Federal Home Loan Bank stock	15,681,000	15,681,000

Loans and leases	1,708,524,000	1,856,915,000
Allowance for loan and lease losses	(32,605,000)	(27,108,000)

Loans and leases, net	1,675,919,000	1,829,807,000

Premises and equipment, net	30,854,000	32,334,000
Bank owned life insurance policies	43,103,000	42,462,000
Accrued interest receivable	7,733,000	8,513,000
Other assets	38,250,000	26,303,000

Total assets	$2,071,372,000	$2,208,010,000

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits
Noninterest-bearing	$122,388,000	$110,712,000
Interest-bearing	1,356,245,000	1,488,863,000

Total deposits	1,478,633,000	1,599,575,000

Securities sold under agreements to repurchase	109,585,000	94,413,000
Federal Home Loan Bank advances	235,000,000	270,000,000
Subordinated debentures	32,990,000	32,990,000
Other borrowed money	16,850,000	19,528,000
Accrued expenses and other liabilities	16,622,000	17,132,000

Total liabilities	1,889,680,000	2,033,638,000

Shareholders’ equity
Preferred stock, no par value; 1,000,000 shares authorized; 21,000 shares outstanding at June 30, 2009	19,725,000	0
Common stock, no par value: 20,000,000 shares authorized; 8,590,993 shares outstanding at June 30, 2009 and 8,593,432 shares outstanding at December 31, 2008	172,277,000	172,353,000
Common stock warrants	1,138,000	0
Retained earnings (deficit)	(12,158,000)	(1,281,000)
Accumulated other comprehensive income	710,000	3,300,000

Total shareholders’ equity	181,692,000	174,372,000

Total liabilities and shareholders’ equity	$2,071,372,000	$2,208,010,000

See accompanying notes to consolidated financial statements.

MERCANTILE BANK CORPORATION
CONSOLIDATED STATEMENTS OF INCOME

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2008
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Interest income
Loans and leases, including fees	$24,080,000	$26,483,000	$49,265,000	$55,546,000
Securities, taxable	1,889,000	1,906,000	3,825,000	3,993,000
Securities, tax-exempt	855,000	718,000	1,695,000	1,433,000
Federal funds sold	39,000	31,000	86,000	117,000
Short term investments	3,000	1,000	16,000	5,000

Total interest income	26,866,000	29,139,000	54,887,000	61,094,000

Interest expense
Deposits	11,220,000	14,861,000	24,061,000	31,964,000
Short term borrowings	475,000	472,000	915,000	1,023,000
Federal Home Loan Bank advances	2,295,000	2,666,000	4,747,000	4,995,000
Long term borrowings	426,000	548,000	909,000	1,137,000

Total interest expense	14,416,000	18,547,000	30,632,000	39,119,000

Net interest income	12,450,000	10,592,000	24,255,000	21,975,000

Provision for loan and lease losses	11,500,000	6,200,000	21,900,000	15,300,000

Net interest income after provision for loan and lease losses	950,000	4,392,000	2,355,000	6,675,000

Noninterest income
Services charges on accounts	500,000	480,000	1,012,000	984,000
Mortgage banking activities	403,000	174,000	772,000	413,000
Earnings on bank owned life insurance policies	296,000	418,000	641,000	853,000
Other income	664,000	686,000	1,470,000	1,398,000

Total noninterest income	1,863,000	1,758,000	3,895,000	3,648,000

Noninterest expense
Salaries and benefits	5,247,000	5,673,000	10,799,000	11,447,000
Occupancy	883,000	958,000	1,804,000	1,932,000
Furniture and equipment depreciation, rent and maintenance	466,000	480,000	933,000	1,020,000
FDIC insurance costs	1,796,000	304,000	2,430,000	593,000
Nonperforming asset costs	1,119,000	1,056,000	2,101,000	1,542,000
Branch consolidation costs	1,150,000	0	1,150,000	0
Other expense	1,703,000	2,306,000	3,919,000	4,572,000

Total noninterest expenses	12,364,000	10,777,000	23,136,000	21,106,000

Income (loss) before federal income tax expense (benefit)	(9,551,000)	(4,627,000)	(16,886,000)	(10,783,000)

Federal income tax expense (benefit)	(3,326,000)	(2,015,000)	(6,172,000)	(4,433,000)

Net income (loss)	(6,225,000)	(2,612,000)	(10,714,000)	(6,350,000)

Preferred stock dividends and accretion	163,000	0	163,000	0

Net income (loss) available to common shareholders	$(6,388,000)	$(2,612,000)	$(10,877,000)	$(6,350,000)

Basic earnings (loss) per share	$(0.75)	$(0.31)	$(1.28)	$(0.75)

Diluted earnings (loss) per share	$(0.75)	$(0.31)	$(1.28)	$(0.75)

Cash dividends per common share	$0.01	$0.08	$0.05	$0.23

Average basic shares outstanding	8,487,747	8,469,137	8,484,524	8,467,142

Average diluted shares outstanding	8,487,747	8,469,137	8,484,524	8,467,142

See accompanying notes to consolidated financial statements.

MERCANTILE BANK CORPORATION
CONSOLIDATED STATEMENTS OF
CHANGES IN SHAREHOLDERS’ EQUITY
(Unaudited)

					Accumulated
			Common	Retained	Other	Total
	Preferred	Common	Stock	Earnings	Comprehensive	Shareholders’
($ in thousands)	Stock	Stock	Warrants	(Deficit)	Income (Loss)	Equity
Balances, January 1, 2009	$0	$172,353	$0	$(1,281)	$3,300	$174,372

Preferred stock issued, net	19,696					19,696

Accretion of preferred stock	29			(29)		0

Common stock warrants issued			1,138			1,138

Employee stock purchase plan (6,979 shares)		30				30

Dividend reinvestment plan (2,212 shares)		8				8

Stock-based compensation expense		310				310

Cash dividends ($0.05 per common share)		(424)				(424)

Preferred stock dividends				(134)		(134)

Comprehensive income (loss):

Net loss for the period from January 1, 2009 through June 30, 2009				(10,714)		(10,714)

Change in net unrealized gain (loss) on securities available for sale, net of reclassifications and tax effect					(1,748)	(1,748)

Reclassification of unrealized gain on interest rate swaps, net of tax effect					(842)	(842)

Total comprehensive loss						(13,304)

Balances, June 30, 2009	$19,725	$172,277	$1,138	$(12,158)	$710	$181,692

See accompanying notes to consolidated financial statements.

MERCANTILE BANK CORPORATION
CONSOLIDATED STATEMENTS OF
CHANGES IN SHAREHOLDERS’ EQUITY
(Unaudited)

					Accumulated
			Common	Retained	Other	Total
	Preferred	Common	Stock	Earnings	Comprehensive	Shareholders’
($ in thousands)	Stock	Stock	Warrants	(Deficit)	Income (Loss)	Equity
Balances, January 1, 2008	$0	$172,938	$0	$4,948	$269	$178,155

Employee stock purchase plan (4,529 shares)		40				40

Dividend reinvestment plan (2,841 shares)		30				30

Stock option exercises (2,000 shares)		16				16

Stock tendered for stock option exercises (1,123 shares)		(16)				(16)

Stock-based compensation expense		310				310

Cash dividends ($0.23 per common share)		(678)		(1,270)		(1,948)

Comprehensive income (loss):

Net loss for the period from January 1, 2008 through June 30, 2008				(6,350)		(6,350)

Change in net unrealized gain (loss) on securities available for sale, net of reclassifications and tax effect					(2,028)	(2,028)

Change in net fair value of interest rate swaps, net of reclassifications and tax effect					(496)	(496)

Total comprehensive loss						(8,874)

Balances, June 30, 2008	$0	$172,640	$0	$(2,672)	$(2,255)	$167,713

See accompanying notes to consolidated financial statements.

MERCANTILE BANK CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months	Six Months
	Ended	Ended
	June 30, 2009	June 30, 2008
	(Unaudited)	(Unaudited)
Cash flows from operating activities
Net income (loss)	$(10,714,000)	$(6,350,000)
Adjustments to reconcile net income (loss) to net cash from operating activities
Depreciation and amortization	1,472,000	1,215,000
Provision for loan and lease losses	21,900,000	15,300,000
Stock-based compensation expense	310,000	310,000
Proceeds from sales of mortgage loans held for sale	54,068,000	28,974,000
Origination of mortgage loans held for sale	(56,279,000)	(28,644,000)
Net gain on sales of mortgage loans held for sale	(608,000)	(330,000)
Net loss on sale and write-down of foreclosed assets	544,000	891,000
Recognition of unrealized gain on interest rate swaps	(1,296,000)	0
Earnings on bank owned life insurance policies	(641,000)	(853,000)
Net change in:
Accrued interest receivable	780,000	1,640,000
Other assets	(6,397,000)	(2,835,000)
Accrued expenses and other liabilities	(644,000)	(3,397,000)

Net cash from operating activities	2,495,000	5,921,000

Cash flows from investing activities
Loan and lease originations and payments, net	127,948,000	(51,863,000)
Purchases of:
Securities available for sale	(31,790,000)	(53,260,000)
Securities held to maturity	(1,024,000)	0
Federal Home Loan Bank stock	0	(5,240,000)
Proceeds from:
Maturities, calls and repayments of available for sale securities	33,088,000	58,220,000
Maturities, calls and repayments of held to maturity securities	3,520,000	1,535,000
Proceeds from the sale of foreclosed assets	1,887,000	723,000
Purchases of premises and equipment, net	(26,000)	(576,000)
Purchases of bank owned life insurance	0	(1,033,000)

Net cash from (for) investing activities	133,603,000	(51,494,000)

Cash flows from financing activities
Net decrease in time deposits	(130,246,000)	(29,244,000)
Net increase (decrease) in all other deposits	9,304,000	(17,233,000)
Net increase (decrease) in securities sold under agreements to repurchase	15,172,000	(15,165,000)
Net increase in federal funds purchased	0	2,200,000
Proceeds from Federal Home Loan Bank advances	5,000,000	155,000,000
Maturities of Federal Home Loan Bank advances	(40,000,000)	(50,000,000)
Net increase (decrease) in other borrowed money	(2,678,000)	10,232,000
Proceeds from issuance of preferred stock and common stock warrants, net	20,834,000	0
Employee stock purchase plan	30,000	40,000
Dividend reinvestment plan	8,000	30,000
Payment of cash dividends to common shareholders	(424,000)	(1,948,000)

Net cash from (for) financing activities	(123,000,000)	53,912,000

See accompanying notes to consolidated financial statements.

MERCANTILE BANK CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months	Six Months
	Ended	Ended
	June 30, 2009	June 30, 2008
	(Unaudited)	(Unaudited)
Net change in cash and cash equivalents	13,098,000	8,339,000
Cash and cash equivalents at beginning of period	25,804,000	29,430,000

Cash and cash equivalents at end of period	$38,902,000	$37,769,000

Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest	$33,867,000	$43,659,000
Federal income tax	0	0
Noncash financing and investing activities:
Transfers from loans and leases to foreclosed assets	6,859,000	1,717,000
Preferred stock cash dividend accrued	134,000	0
See accompanying notes to consolidated financial statements.

MERCANTILE BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation: The unaudited financial statements for the three and six months ended June 30, 2009 include the consolidated results of operations of Mercantile Bank Corporation and its consolidated subsidiaries. These subsidiaries include Mercantile Bank of Michigan (“our bank”), our bank’s three subsidiaries, Mercantile Bank Mortgage Company, LLC (“our mortgage company”), Mercantile Bank Real Estate Co., LLC (“our real estate company”), and Mercantile Insurance Center, Inc. (“our insurance center”). These consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and Item 303(b) of Regulation S-K and do not include all disclosures required by accounting principles generally accepted in the United States of America for a complete presentation of our financial condition and results of operations. In the opinion of management, the information reflects all adjustments (consisting only of normal recurring adjustments) which are necessary in order to make the financial statements not misleading and for a fair presentation of the results of operations for such periods. The results for the period ended June 30, 2009 should not be considered as indicative of results for a full year. For further information, refer to the consolidated financial statements and footnotes included in our annual report on Form 10-K for the year ended December 31, 2008.
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
We have evaluated subsequent events through August 7, 2009, the date the financial statements were issued.
Earnings Per Share: Basic earnings per share is based on the weighted average number of common shares and participating securities outstanding during the period. Diluted earnings per share include the dilutive effect of additional potential common shares issuable under our stock-based compensation plans and, beginning in the three months ended June 30, 2009, our common stock warrants, and are determined using the treasury stock method. As discussed below under the caption “Adoption of New Accounting Standards,” FASB Staff Position (“FSP”) EITF 03-6-1 was adopted effective January 1, 2009. This FSP requires that unvested stock awards which contain non-forfeitable rights to dividends or dividend equivalents, whether paid or unpaid (referred to as “participating securities”), be included in the number of shares outstanding for both basic and diluted earnings per share calculations. Our unvested restricted stock is considered a participating security. All prior period earnings per share data presented is required to be adjusted retrospectively to conform to the provisions of the FSP. In the event of a net loss, the participating securities are excluded from the calculation of both basic and diluted earnings per share.

MERCANTILE BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. SIGNIFICANT ACCOUNTING POLICIES (Continued)
Due to our net loss, approximately 98,000 unvested restricted shares were not included in determining both basic and diluted earnings per share for the three months and six months ended June 30, 2009, and approximately 58,000 unvested restricted shares were not included in determining both basic and diluted earnings per share for the three and six months ended June 30, 2008. In addition, stock options and stock warrants for approximately 319,000 and 616,000 shares of common stock, respectively, were antidilutive and were not included in determining diluted earnings per share for the three and six months ended June 30, 2009, and stock options for approximately 268,000 shares of common stock were antidilutive and were not included in determining diluted earnings per share for the three and six months ended June 30, 2008. Weighted average diluted common shares outstanding equals the weighted average basic common shares outstanding during the three and six month periods ended June 30, 2009 and 2008 due to the net loss recorded during those time periods.
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
In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS No. 157 applies to other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. SFAS No. 157 does not require any new fair value measurements and was originally effective beginning January 1, 2008. In February 2008, the FASB issued FSP FAS 157-2. FSP FAS 157-2 allowed entities to electively defer the effective date of SFAS No. 157 until January 1, 2009 for nonfinancial assets and nonfinancial liabilities except those items recognized or disclosed at fair value on an annual or more frequently recurring basis. We applied the fair value measurement and disclosure provisions of SFAS No. 157 to nonfinancial assets and nonfinancial liabilities effective January 1, 2009. The application of such was not material to our results of operations or financial position, although it did result in additional disclosures included in Note 11 relating to nonfinancial assets.

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
In early April 2009, the FASB issued the following FSPs that are intended to provide additional guidance and require additional disclosures relating to fair value measurements and other-than-temporary impairment (“OTTI”) on an interim and/or annual basis:
•	FSP No. FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly. This FSP provides additional guidance for estimating fair value in accordance with SFAS No. 157, Fair Value Measurements, when the volume and level of activity for the asset or liability have significantly decreased. The FSP also includes guidance on identifying circumstances that indicate a transaction is not orderly. The FSP is required to be applied prospectively and retrospective application is not permitted. It is effective for interim and annual periods ending after June 15, 2009. Our adoption of this FSP during the quarter ended June 30, 2009 had no impact on our results of operations or financial position, although additional disclosures were required.

•	FSP No. FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments. This FSP, which applies to debt securities, is intended to provide greater clarity to investors about the credit and noncredit components of an OTTI event and to more effectively communicate when an OTTI event has occurred. This FSP defines the credit component of an OTTI charge as the difference between the present value of the cash flows expected to be collected and the amortized cost basis of the debt security. When an entity does not intend to sell the security and it is more likely than not that the entity will not have to sell the security before recovery of its cost basis, it will recognize the credit component of an OTTI charge in earnings and the remaining portion in other comprehensive income. In addition, this FSP requires additional disclosures about investment securities on an interim basis. The FSP is effective for interim and annual periods ending after June 15, 2009. This FSP is to be applied prospectively with a cumulative effect transition adjustment, if applicable, as of the beginning of the period in which it is adopted. Our adoption of this FSP during the quarter ended June 30, 2009 had no impact on our results of operations or financial position, although additional disclosures were required.

MERCANTILE BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. SIGNIFICANT ACCOUNTING POLICIES (Continued)
•	FSP No. FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments. This FSP requires disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies in addition to annual reporting periods. This FSP also requires disclosure of the method(s) and significant assumptions used to estimate the fair value of financial instruments and changes in method(s) and significant assumptions, if any, during the period. This FSP is effective for interim reporting periods ending after June 15, 2009. Our adoption of this FSP during the quarter ended June 30, 2009 had no impact on our results of operations or financial position, although additional disclosures were required.
In June 2008, the FASB issued FSP EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities. This FSP provides that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents, whether paid or unpaid, are participating securities and are required to be included in the computation of earnings per share pursuant to the two-class method described in SFAS No. 128, Earnings Per Share. The two-class method of computing earnings per share includes an earnings allocation formula that determines earnings per share for common stock and any participating securities according to dividends declared, whether paid or unpaid, and participation rights in undistributed earnings. This FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years. All prior period earnings per share data presented is required to be adjusted retrospectively to conform with the provisions of this FSP. Adoption of this FSP had no impact on our second quarter or year-to-date 2009 or 2008 earnings per share.
In May 2009, the FASB issued SFAS No. 165, Subsequent Events, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before the financial statements are issued or are available to be issued. It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date. SFAS No. 165 is effective for interim or annual financial periods ending after June 15, 2009. The adoption of this standard did not have any impact on our results of operations or financial position.
In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles — a replacement of FASB Statement No. 162. SFAS No. 168 establishes the FASB Accounting Standard Codification (“Codification”) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with generally accepted accounting principles in the United States (“U.S. GAAP”). All guidance contained in the Codification carries an equal level of authority. The Codification does not change current U.S. GAAP, but is intended to simplify user access to all authoritative U.S. GAAP by providing all the authoritative literature related to a particular topic in one place. On the effective date of SFAS No. 168, the Codification will supersede all then-existing non-SEC accounting and reporting standards. All other nongrandfathered non-SEC accounting literature not included in the Codification will become nonauthoritative. SFAS No. 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The implementation of SFAS No. 168 will have no impact on our results of operations or financial position.

MERCANTILE BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
2. SECURITIES
The amortized cost, fair value of available for sale securities and the related pre-tax gross unrealized gains and losses recognized in accumulated other comprehensive income (loss) are as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
June 30, 2009
U.S. Government agency debt obligations	$65,986,000	$463,000	$(1,438,000)	$65,011,000
Mortgage-backed securities	70,005,000	1,498,000	(26,000)	71,477,000
Michigan Strategic Fund bonds	21,320,000	0	0	21,320,000
Mutual fund	1,198,000	0	(10,000)	1,188,000

	$158,509,000	$1,961,000	$(1,474,000)	$158,996,000

December 31, 2008
U.S. Government agency debt obligations	$61,511,000	$1,264,000	$(393,000)	$62,382,000
Mortgage-backed securities	74,702,000	2,324,000	0	77,026,000
Michigan Strategic Fund bonds	22,105,000	0	0	22,105,000
Mutual fund	1,175,000	0	(19,000)	1,156,000

	$159,493,000	$3,588,000	$(412,000)	$162,669,000

The carrying amount, unrecognized gains and losses, and fair value of securities held to maturity were as follows:

		Gross	Gross
	Carrying	Unrealized	Unrealized	Fair
	Amount	Gains	Losses	Value
June 30, 2009
Municipal general obligation bonds	$54,604,000	$699,000	$(836,000)	$54,467,000
Municipal revenue bonds	7,330,000	109,000	(31,000)	7,408,000

	$61,934,000	$808,000	$(867,000)	$61,875,000

December 31, 2008
Municipal general obligation bonds	$56,893,000	$1,133,000	$(351,000)	$57,675,000
Municipal revenue bonds	7,544,000	175,000	(13,000)	7,706,000

	$64,437,000	$1,308,000	$(364,000)	$65,381,000

MERCANTILE BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
2. SECURITIES (Continued)
Securities with unrealized losses at June 30, 2009 and December 31, 2008, aggregated by investment category and length of time that individual securities have been in a continuous loss position, are as follows:

	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Loss	Value	Loss	Value	Loss
June 30, 2009
U.S. Government agency debt obligations	$16,759,000	$(915,000)	$21,459,000	$(523,000)	$38,218,000	$(1,438,000)
Mortgage-backed securities	2,324,000	(12,000)	1,323,000	(14,000)	3,647,000	(26,000)
Michigan Strategic Fund bonds	0	0	0	0	0	0
Mutual fund	0	0	1,188,000	(10,000)	1,188,000	(10,000)
Municipal general obligation bonds	4,370,000	(75,000)	19,567,000	(761,000)	23,937,000	(836,000)
Municipal revenue bonds	585,000	(11,000)	1,329,000	(20,000)	1,914,000	(31,000)

	$24,038,000	$(1,013,000)	$44,866,000	$(1,328,000)	$68,904,000	$(2,341,000)

December 31, 2008
U.S. Government agency debt obligations	$20,588,000	$(387,000)	$1,994,000	$(6,000)	$22,582,000	$(393,000)
Mortgage-backed securities	0	0	0	0	0	0
Michigan Strategic Fund bonds	0	0	0	0	0	0
Mutual fund	0	0	1,156,000	(19,000)	1,156,000	(19,000)
Municipal general obligation bonds	3,547,000	(76,000)	10,852,000	(275,000)	14,399,000	(351,000)
Municipal revenue bonds	307,000	(1,000)	794,000	(12,000)	1,101,000	(13,000)

	$24,442,000	$(464,000)	$14,796,000	$(312,000)	$39,238,000	$(776,000)

MERCANTILE BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
2. SECURITIES (Continued)
We evaluate securities for other-than-temporary impairment at least on a quarterly basis. Consideration is given to the length of time and the extent to which the fair value has been less than cost, the financial condition and near-term prospects of the issuer, and the intent and ability we have to retain our investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value. Effective in the second quarter of 2009, with the adoption of FSP FAS 115-2 and FAS 124-2 (see Note 1), for those debt securities whose fair value is less than their amortized cost basis, we also consider our intent to sell the security, whether it is more likely than not that we will be required to sell the security before recovery and if we do not expect to recover the entire amortized cost basis of the security. In analyzing an issuer’s financial condition, we may consider whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred and the results of reviews of the issuer’s financial condition.
There were 15 U.S. Government agency debt obligations, two mortgage-backed securities, one mutual fund, 68 municipal general obligation bonds, and five municipal revenue bonds in a continuous loss position for 12 months or more at June 30, 2009. At June 30, 2009, 123 debt securities and a mutual fund with a fair value totaling $68.9 million have unrealized losses with aggregate depreciation of $2.3 million, or 1.1% from the amortized cost basis of total securities. At June 30, 2009, 225 debt securities with a fair value totaling $118.4 million have unrealized gains with aggregate appreciation of $2.8 million, or 1.3% from the amortized cost basis of total securities. After we considered whether the securities were issued by the federal government or its agencies and whether downgrades by bond rating agencies had occurred, we determined that unrealized losses were due to changing interest rate environments. As we do not intend to sell our debt securities before recovery of their cost basis and we believe it is more likely than not that we will not have to sell our debt securities before recovery of the cost basis, no declines are deemed to be other-than-temporary.
The amortized cost and fair values of debt securities at June 30, 2009, by contractual maturity, are shown below. The contractual maturity is utilized below for U.S. Government agency debt obligations and municipal bonds. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity date, primarily mortgage backed securities, are shown separately.

MERCANTILE BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
2. SECURITIES (Continued)
The maturities of securities and their weighted average yields at June 30, 2009 are also shown in the following table. The yields for municipal securities are shown at their tax equivalent yield.

	Held-to-Maturity			Available-for-Sale
	Weighted			Weighted
	Average	Carrying	Fair	Average	Amortized	Fair
	Yield	Amount	Value	Yield	Cost	Value
Due in 2009	6.60%	$501,000	$508,000	NA	$0	$0
Due in 2010 through 2014	6.65	12,760,000	13,209,000	4.86%	5,978,000	6,344,000
Due in 2015 through 2019	6.48	14,850,000	14,989,000	5.01	13,484,000	13,513,000
Due in 2020 and beyond	6.36	33,823,000	33,169,000	5.10	46,524,000	45,154,000
Mortgage-backed securities	NA	0	0	5.13	70,005,000	71,477,000
Michigan Strategic Fund bonds	NA	0	0	3.14	21,320,000	21,320,000
Mutual fund	NA	0	0	4.00	1,198,000	1,188,000

	6.45%	$61,934,000	$61,875,000	4.83%	$158,509,000	$158,996,000

During the first six months of 2009 and the years ended December 31, 2008, and 2007, there were no securities sold.
At June 30, 2009, and December 31, 2008, the amortized cost of securities issued by the state of Michigan and all its political subdivisions totaled $61.9 million and $64.4 million, with an estimated market value of $61.9 million and $65.4 million, respectively. Total securities of any other specific issuer, other than the U.S. Government and its agencies, did not exceed 10% of shareholders’ equity.
The carrying value of securities that are pledged to secure repurchase agreements and other deposits was $128.4 million and $124.2 million at June 30, 2009, and December 31, 2008, respectively. In addition, substantially all of our municipal bonds have been pledged to the Discount Window of the Federal Reserve Bank of Chicago. Investments in Federal Home Loan Bank stock are restricted and may only be resold, or redeemed by, the issuer.

MERCANTILE BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
3. LOANS AND LEASES
Our total loans and leases at June 30, 2009 were $1,708.5 million compared to $1,856.9 million at December 31, 2008, a decrease of $148.4 million, or 8.0%. The components of our outstanding balances at June 30, 2009 and December 31, 2008, and the percentage change in loans and leases from the end of 2008 to the end of the second quarter 2009, are as follows:

					Percent
	June 30, 2009		December 31, 2008		Increase
	Balance	%	Balance	%	(Decrease)
Real Estate:
Construction and land development	$234,209,000	13.7%	$263,392,000	14.1%	(11.1)%
Secured by 1-4 family properties	136,923,000	8.0	140,776,000	7.6	(2.7)
Secured by multi-family properties	48,496,000	2.8	47,365,000	2.6	2.4
Secured by nonresidential properties	857,499,000	50.2	881,350,000	47.5	(2.7)
Commercial	424,576,000	24.9	516,201,000	27.8	(17.7)
Leases	1,356,000	0.1	1,985,000	0.1	(31.7)
Consumer	5,465,000	0.3	5,846,000	0.3	(6.5)

Total loans and leases	$1,708,524,000	100.0%	$1,856,915,000	100.0%	(8.0)%

4. ALLOWANCE FOR LOAN AND LEASE LOSSES
The following is a summary of the change in our allowance for loan and lease losses account for the three and six months ended June 30:

	Three months ended		Six months ended
	June 30,	June 30,	June 30,	June 30,
	2009	2008	2009	2008
Beginning balance	$31,884,000	$29,957,000	$27,108,000	$25,814,000
Charge-offs	(11,111,000)	(4,431,000)	(16,851,000)	(9,568,000)
Recoveries	332,000	155,000	448,000	335,000
Provision for loan and lease losses	11,500,000	6,200,000	21,900,000	15,300,000

Balance at June 30	$32,605,000	$31,881,000	$32,605,000	$31,881,000

MERCANTILE BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
5. PREMISES AND EQUIPMENT — NET

Premises and equipment are comprised of the following:

	June 30,	December 31,
	2009	2008
Land and improvements	$8,531,000	$8,538,000
Buildings and leasehold improvements	24,515,000	24,888,000
Furniture and equipment	12,516,000	12,484,000

	45,562,000	45,910,000
Less: accumulated depreciation	14,708,000	13,576,000

Premises and equipment, net	$30,854,000	$32,334,000

Depreciation expense totaled $0.6 million during the second quarter of 2009, compared to $0.7 million during the second quarter of 2008. Depreciation expense totaled $1.3 million during the first six months of 2009, compared to $1.4 million during the first six months of 2008.
6. DEPOSITS
Our total deposits at June 30, 2009 were $1,478.6 million compared to $1,599.6 million at December 31, 2008, a decrease of $121.0 million, or 7.6%. The components of our outstanding balances at June 30, 2009 and December 31, 2008, and percentage change in deposits from the end of 2008 to the end of the second quarter 2009, are as follows:

					Percent
	June 30, 2009		December 31, 2008		Increase
	Balance	%	Balance	%	(Decrease)
Noninterest-bearing demand	$122,388,000	8.3	$110,712,000	6.9%	10.5%
Interest-bearing checking	58,950,000	4.0	50,248,000	3.1	17.3
Money market	18,992,000	1.3	24,886,000	1.6	(23.7)
Savings	44,763,000	3.0	49,943,000	3.1	(10.4)
Time, under $100,000	101,901,000	6.9	49,991,000	3.1	103.8
Time, $100,000 and over	272,771,000	18.4	184,573,000	11.6	47.8

	619,765,000	41.9	470,353,000	29.4	31.8
Out-of-area time, under $100,000	87,008,000	5.9	128,948,000	8.1	(32.5)
Out-of-area time, $100,000 and over	771,860,000	52.2	1,000,274,000	62.5	(22.8)

	858,868,000	58.1	1,129,222,000	70.6	(23.9)

Total deposits	$1,478,633,000	100.0%	$1,599,575,000	100.0%	(7.6)%

MERCANTILE BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
7. SHORT-TERM BORROWINGS
Information relating to our securities sold under agreements to repurchase follows:

	Six Months Ended	Twelve Months Ended
	June 30, 2009	December 31, 2008
Outstanding balance at end of period	$109,585,000	$94,413,000
Average interest rate at end of period	2.01%	1.96%

Average balance during the period	$93,131,000	$93,149,000
Average interest rate during the period	1.98%	2.04%

Maximum month end balance during the period	$109,585,000	$105,986,000
Securities sold under agreements to repurchase (“repurchase agreements”) generally have original maturities of less than one year. Repurchase agreements are treated as financings, and the obligations to repurchase securities sold are reflected as liabilities. Securities involved with the agreements are recorded as assets of our bank and are held in safekeeping by correspondent banks. Repurchase agreements are offered principally to certain large deposit customers. Repurchase agreements were secured by securities with a market value of $110.6 million and $106.5 million as of June 30, 2009 and December 31, 2008, respectively.
8. FEDERAL HOME LOAN BANK ADVANCES
Our outstanding balances at June 30, 2009 totaled $235.0 million and mature at varying dates from August 2009 through January 2014, with fixed rates of interest from 2.95% to 4.92% and averaging 3.59%. At December 31, 2008, outstanding balances totaled $270.0 million with maturities ranging from January 2009 through December 2013 and fixed rates of interest from 2.95% to 5.30% and averaging 3.79%.
Each advance is payable at its maturity date and is subject to a prepayment fee if paid prior to the maturity date. The advances are collateralized by residential mortgage loans, first mortgage liens on multi-family residential property loans, first mortgage liens on commercial real estate property loans, and substantially all other assets of our bank, under a blanket lien arrangement. Our borrowing line of credit as of June 30, 2009 totaled about $300.0 million, with availability approximating $57.0 million.
Maturities of FHLB advances currently outstanding during the next 60 months are:

2009	$30,000,000
2010	65,000,000
2011	85,000,000
2012	40,000,000
2013	10,000,000
2014	5,000,000

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
These instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized, if any, in the balance sheet. Our bank’s maximum exposure to loan loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual notional amount of those instruments. Our bank uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments. Collateral, such as accounts receivable, securities, inventory, and property and equipment, is generally obtained based on management’s credit assessment of the borrower. If required, estimated loss exposure resulting from these instruments is expensed and recorded as a liability. The balance of the liability account was $0.0 million as of June 30, 2009 and $0.5 million as of December 31, 2008.
A summary of the contractual amounts of our financial instruments with off-balance-sheet risk at June 30, 2009 and December 31, 2008 follows:

	June 30,	December 31,
	2009	2008
Commercial unused lines of credit	$238,978,000	$323,785,000
Unused lines of credit secured by 1-4 family residential properties	25,620,000	30,658,000
Credit card unused lines of credit	9,001,000	9,413,000
Other consumer unused lines of credit	4,082,000	4,881,000
Commitments to extend credit	4,694,000	10,959,000
Standby letters of credit	44,846,000	51,439,000

Total loan and lease commitments	$327,221,000	$431,135,000

MERCANTILE BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
9. COMMITMENTS AND OFF-BALANCE-SHEET RISK (Continued)
Certain of our commercial loan customers have entered into interest rate swap agreements directly with our correspondent banks. To assist our commercial loan customers in these transactions, and to encourage our correspondent banks to enter into the interest rate swap transactions with minimal credit underwriting analyses on their part, we have entered into risk participation agreements with the correspondent banks whereby we agree to make payments to the correspondent banks owed by our commercial loan customers under the interest rate swap agreement in the event that our commercial loan customers do not make the payments. We are not a party to the interest rate swap agreements under these arrangements. As of June 30, 2009, the total notional amount of the underlying interest rate swap agreements was $57.6 million, with a net fair value from our commercial loan customers’ perspective of negative $4.1 million. Payments made during 2008 and the first six months of 2009 in regards to the risk participation agreements totaled $159,000; however, we believe the affected customer will reimburse us for such payments and therefore have recorded no valuation allowance for our receivable from this customer and have accrued no liability for potential future payments. These risk participation agreements are considered financial guarantees in accordance with FASB Interpretation No. 45 and are therefore recorded as liabilities at fair value, generally equal to the fees collected at the time of their execution. These liabilities are accreted into income during the term of the interest rate swap agreements, generally ranging from four to fifteen years.
10. HEDGING ACTIVITIES
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

MERCANTILE BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
10. HEDGING ACTIVITIES (Continued)
On October 30, 2008, we terminated all of our interest rate swaps. The termination coincided with our decision to not lower our prime rate in association with the Federal Open Market Committee’s reduction of the targeted federal funds rate by 50 basis points on October 29, 2008. Virtually all of our prime rate-based commercial floating rate loans are tied to the Mercantile Bank Prime Rate, while our interest rate swaps utilized the Wall Street Journal Prime Rate. The resulting difference negatively impacted the effectiveness of our interest rate swaps, so we believed it was prudent to terminate them. The aggregate fair value of the interest rate swaps on October 30, 2008 was $2.4 million, which is being accreted into interest income on loans and leases based on the original term of the interest rate swaps. The remaining accretion at June 30, 2009 is as follows: $250,000 during the third and fourth quarters of 2009; and $100,000 during the first quarter of 2010. During the first six months of 2009, $1.3 million was accreted into interest income on loans and leases.
11. FAIR VALUES MEASUREMENTS
Effective January 1, 2008, we implemented SFAS No. 157 relating to our financial assets and liabilities. SFAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. A fair value measurement assumes that the transaction to sell the asset or transfer the liability occurs in the principal market for the asset or liability, or in the absence of a principal market, the most advantageous market for the asset or liability. The price of the principal (or most advantageous) market used to measure the fair value of the asset or liability is not adjusted for transaction costs. An orderly transaction is a transaction that assumes exposure to the market for a period prior to the measurement date to allow for marketing activities that are usual and customary for transactions involving such assets and liabilities; it is not a forced transaction. Market participants are buyers and sellers in the principal market that are (i) independent, (ii) knowledgeable, (iii) able to transact and (iv) willing to transact.
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

MERCANTILE BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
11. FAIR VALUES MEASUREMENTS (Continued)
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
The following is a description of our valuation methodologies used to measure and disclose the fair values of our financial assets and liabilities on a recurring or nonrecurring basis:
Securities available for sale. Securities available for sale are recorded at fair value on a recurring basis. Fair value measurement is based on quoted prices, if available. If quoted prices are not available, fair values are measured using independent pricing models. Level 2 securities include U.S. Government Agency bonds and mortgage-backed securities issued or guaranteed by U.S. Government Agencies. We have no Level 1 or 3 securities available for sale.
Securities held to maturity. Securities held to maturity are carried at amortized cost when we have the positive intent and ability to hold them to maturity. We do not intend to sell our debt securities before recovery of their cost basis, and we believe it is more likely than not that we will not have to sell our debt securities before recovery of their cost basis. The fair value of held to maturity securities, as disclosed in the accompanying consolidated financial statements, is based on quoted prices, if available. If quoted prices are not available, fair values are measured using independent pricing models.
Mortgage loans held for sale. Mortgage loans held for sale are carried at the lower of cost or fair value and are measured on a nonrecurring basis. Fair value is based on independent quoted market prices, where applicable, or the prices for other mortgage whole loans with similar characteristics. As of June 30, 2009, we determined that the fair value of our mortgage loans held for sale was similar to the cost; therefore, we carried the $1.4 million of such loans at cost so they are not included in the nonrecurring table below.
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
Derivatives. For interest rate swaps, we measure fair value utilizing models that use primarily market observable inputs, such as yield curves and option volatilities, and accordingly, are classified as Level 2. We had no interest rate swaps contracts outstanding as of June 30, 2009 or December 31, 2008.

MERCANTILE BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
11. FAIR VALUES MEASUREMENTS (Continued)
Assets and Liabilities Measured at Fair Value on a Recurring Basis
The balances of assets and liabilities measured at fair value on a recurring basis as of June 30, 2009 are as follows:

Quoted
Prices in
		Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Securities available for sale	$158,996,000	$0	$158,996,000	$0

Total	$158,996,000	$0	$158,996,000	$0

The balances of assets and liabilities measured at fair value on a recurring basis as of December 31, 2008 are as follows:

Quoted
Prices in
		Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Securities available for sale	$162,669,000	$0	$162,669,000	$0

Total	$162,669,000	$0	$162,669,000	$0

We had no assets or liabilities measured at Levels 1 or 3 on a recurring basis as of December 31, 2008 or during the first six months of 2009.

MERCANTILE BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
11. FAIR VALUES MEASUREMENTS (Continued)
Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
The balances of assets and liabilities measured at fair value on a nonrecurring basis as of June 30, 2009 are as follows:

		Quoted
		Prices in
		Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Impaired loans (1)	$59,202,000	$0	$59,202,000	$0
Foreclosed assets (1)	12,960,000	0	12,960,000	0

Total	$72,162,000	$0	$72,162,000	$0

The balances of assets and liabilities measured at fair value on a nonrecurring basis as of December 31, 2008 are as follows:

Quoted
Prices in
		Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Impaired loans (1)	$37,197,000	$0	$37,197,000	$0

Total	$37,197,000	$0	$37,197,000	$0

(1)	Represents carrying value and related write-downs for which adjustments are based on the estimated value of the property or other assets.

MERCANTILE BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
12. FAIR VALUES OF FINANCIAL INSTRUMENTS
Carrying amount and estimated fair values of financial instruments were as follows as of June 30, 2009 and December 31, 2008:

	June 30, 2009		December 31, 2008
	Carrying	Fair	Carrying	Fair
	Values	Values	Values	Values
Financial assets
Cash and cash equivalents	$38,902,000	$38,902,000	$25,804,000	$25,804,000
Securities available for sale	158,996,000	158,996,000	162,669,000	162,669,000
Securities held to maturity	61,934,000	61,875,000	64,437,000	65,381,000
Federal Home Loan Bank stock	15,681,000	15,681,000	15,681,000	15,681,000
Loans, net	1,675,919,000	1,696,544,000	1,829,807,000	1,872,141,000
Bank owned life insurance policies	43,103,000	43,103,000	42,462,000	42,462,000
Accrued interest receivable	7,733,000	7,733,000	8,513,000	8,513,000

Financial liabilities
Deposits	1,478,633,000	1,490,079,000	1,599,575,000	1,610,953,000
Securities sold under agreements to repurchase	109,585,000	109,585,000	94,413,000	94,413,000
Federal Home Loan Bank advances	235,000,000	239,541,000	270,000,000	274,847,000
Subordinated debentures	32,990,000	32,665,000	32,990,000	31,100,000
Accrued interest payable	12,010,000	12,010,000	15,245,000	15,245,000
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
Current accounting pronouncements require disclosure of the estimated fair value of financial instruments. Effective January 1, 2008, fair value is defined in accordance with SFAS No. 157 as disclosed in Note 11. Given the current market conditions, a portion of our loan portfolio is not readily marketable and market prices do not exist. We have not attempted to market our loans to potential buyers, if any exist, to determine the fair value of those instruments in accordance with the definition of SFAS No. 157. Since negotiated prices in illiquid markets depends upon the then present motivations of the buyer and seller, it is reasonable to assume that actual sales prices could vary widely from any estimate of fair value made without the benefit of negotiations. Additionally, changes in market interest rates can dramatically impact the value of financial instruments in a short period of time. Accordingly, the fair value measurements for loans included in the table above are unlikely to represent the instruments’ liquidation values.

MERCANTILE BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
13. REGULATORY MATTERS
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
The prompt corrective action regulations provide five classifications, including well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized, although these terms are not used to represent overall financial condition. If an institution is not well capitalized, regulatory approval is required to accept brokered deposits. Subject to limited exceptions, no institution may make a capital distribution if, after making the distribution, it would be undercapitalized. If an institution is undercapitalized, it is subject to being closely monitored by its principal federal regulator, its asset growth and expansion are restricted, and plans for capital restoration are required. In addition, further specific types of restrictions may be imposed on the institution at the discretion of the federal regulator. At June 30, 2009 and December 31, 2008, our bank was in the well capitalized category under the regulatory framework for prompt corrective action. There are no conditions or events since June 30, 2009 that we believe have changed our bank’s categorization.
Our actual capital levels (dollars in thousands) and minimum required levels were:

					Minimum Required
					to be Well
			Minimum Required		Capitalized Under
			for Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Regulations
	Amount	Ratio	Amount	Ratio	Amount		Ratio
June 30, 2009
Total capital (to risk weighted assets)
Consolidated	$226,258	11.7%	$154,167	8.0%	$	NA	NA
Bank	222,187	11.6	153,865	8.0		192,331	10.0%
Tier 1 capital (to risk weighted assets)
Consolidated	201,928	10.5	77,084	4.0		NA	NA
Bank	197,920	10.3	76,933	4.0		115,399	6.0
Tier 1 capital (to average assets)
Consolidated	201,928	9.5	85,422	4.0		NA	NA
Bank	197,920	9.3	85,285	4.0		106,606	5.0

MERCANTILE BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
13. REGULATORY MATTERS (Continued)

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
Our consolidated capital levels as of June 30, 2009 and December 31, 2008 include $32.0 million of trust preferred securities issued by the trust in September 2004 and December 2004 subject to certain limitations. Under applicable Federal Reserve guidelines, the trust preferred securities constitute a restricted core capital element. The guidelines provide that the aggregate amount of restricted core elements that may be included in our Tier 1 capital must not exceed 25% of the sum of all core capital elements, including restricted core capital elements, net of goodwill less any associated deferred tax liability. As of June 30, 2009 and December 31, 2008, all $32.0 million of the trust preferred securities were included as Tier 1 capital.
Our consolidated and bank capital levels as of June 30, 2009 were negatively impacted by a portion of our net deferred tax assets that did not qualify for inclusion in the Tier 1 capital. In determining the amount of net deferred tax assets that does qualify, an analysis of historical taxable income as well as projected taxable income for the next twelve months is performed at each quarter-end. At June 30, 2009, it was determined that $11.1 million and $9.8 million of our consolidated and bank net deferred tax assets did not qualify for inclusion in Tier 1 capital, respectively. At December 31, 2008, all of our consolidated and bank net deferred tax assets qualified for inclusion in Tier 1 capital.
Our and our bank’s ability to pay cash and stock dividends on our common stock is subject to limitations under various laws and regulations and to prudent and sound banking practices. On January 8, 2009, we declared a $0.04 per share cash dividend on our common stock, which was paid on March 10, 2009 to record holders as of February 10, 2009. On April 9, 2009, we declared a $0.01 per share cash dividend on our common stock, which was paid on June 10, 2009 to record holders as of May 8, 2009. On July 16, 2009, we declared a $0.01 per share cash dividend on our common stock, which is payable on September 10, 2009 to record holders as of August 10, 2009. Because we had a retained deficit at the time of the declarations, the cash dividends are recorded as a reduction of our common stock account.

MERCANTILE BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
14. U.S. TREASURY CAPITAL PURCHASE PROGRAM PARTICIPATION
On May 15, 2009, we completed the sale of $21.0 million of preferred stock to the United States Treasury Department (“Treasury”) under the Treasury’s Capital Purchase Program. The program is designed to attract broad participation by healthy banking institutions to help stabilize the financial system and increase lending for the benefit of the U.S. economy. Under the terms of the sale, the Treasury received 21,000 shares of fixed rate cumulative perpetual preferred stock with a liquidation value of $1,000 per share and a warrant to purchase 616,438 shares of our common stock, no par value, in exchange for $21.0 million. The preferred stock qualifies as Tier 1 capital and will pay cumulative dividends at a rate of 5.00% for the first five years, and 9.00% thereafter. Subject to regulatory approval, we are generally permitted to redeem the preferred shares at par plus unpaid dividends. The common stock warrant has a 10-year term and was immediately exercisable upon its issuance, with an exercise price equal to $5.11 per share. The Treasury has agreed not to exercise voting power with respect to any shares of common stock issued upon exercise of the warrant, while it holds the shares.
We allocated the $21.0 million in proceeds to the preferred stock and the common stock warrant based on their relative fair values. To determine the fair value of the preferred stock, we used a discounted cash flow model that assumed redemption of the preferred stock at the end of year 5. The discount rate utilized was 12.00% and the estimated fair value was determined to be $15.5 million. The fair value of the common stock warrant was estimated to be $0.9 million using the Black-Scholes option pricing model with the following assumptions: expected dividend yield of 1.00%; risk-free interest rate of 1.99%; expected life of five years; expected volatility of 53.00%; and a weighted average fair value of $3.92.
The aggregate fair value for both the preferred stock and the common stock warrant was determined to be $16.4 million, with 94.6% of this aggregate attributable to the preferred stock and 5.4% attributable to the common stock warrants. Therefore, the $21.0 million issuance was allocated with $19.9 million being assigned to the preferred stock and $1.1 million being assigned to the common stock warrants.
The sum of the $1.1 million difference between the $21.0 million face value of the preferred stock and the $19.9 million allocated to it upon issuance and $0.2 million of direct costs associated with the transaction, or $1.3 million, was recorded as a discount on the preferred stock. The $1.3 million discount will be accreted, using the effective interest method, as a reduction in net income available to common shareholders over the next five years at approximately $0.2 million to $0.3 million per year.

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
Introduction
The following discussion compares the financial condition of Mercantile Bank Corporation and its consolidated subsidiaries, Mercantile Bank of Michigan (“our bank”), our bank’s three subsidiaries, Mercantile Bank Mortgage Company, LLC (“our mortgage company”), Mercantile Bank Real Estate Co., LLC (“our real estate company”) and Mercantile Insurance Center, Inc. (“our insurance center”), at June 30, 2009 to December 31, 2008 and the results of operations for the three and six months ended June 30, 2009 and June 30, 2008. This discussion should be read in conjunction with the interim consolidated financial statements and footnotes included in this report. Unless the text clearly suggests otherwise, references in this report to “us,” “we,” “our,” or “the company” include Mercantile Bank Corporation and its consolidated subsidiaries referred to above.
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

MERCANTILE BANK CORPORATION
Financial Condition
During the first six months of 2009, our total assets decreased from $2,208.0 million on December 31, 2008, to $2,071.4 million on June 30, 2009. This represents a decrease in total assets of $136.6 million, or 6.2%. The decline in total assets was comprised primarily of a $148.4 million decrease in total loans and leases and a reduction of $6.2 million in securities, partially offset by a $13.1 million increase in cash and cash equivalents. The reduction in total assets provided for a $120.9 million decline in deposits and a decrease of $35.0 million in Federal Home Loan Bank advances, partially offset by a $15.2 million increase in securities sold under agreements to repurchase (“repurchase agreements”).
Commercial loans and leases decreased by $144.2 million during the first six months of 2009, and at June 30, 2009 totaled $1,566.1 million, or 91.7% of the total loan and lease portfolio. This decline reflects the slowdown in business activity in our markets and the impact of a concerted effort on our part to reduce exposure to certain non-owner occupied commercial real estate (“CRE”) and automotive-related businesses. The biggest decline occurred in the commercial and industrial (“C&I”) loan portfolio, where usage of commercial lines of credit was reduced by about $72.0 million, in large part reflecting the slowdown in business activity and a corresponding reduction in accounts receivable and inventory financings. We would expect to see an increase in commercial line of credit usage when economic conditions improve. Our systematic approach to reducing our exposure to certain CRE lending will be pro-longed, given the nature of CRE lending and the current depressed economic conditions; however, we believe that such a reduction is in our best interests when taking into account the increased inherent credit risk, relatively low loan rates and nominal deposit balances associated with targeted borrowing relationships.
The commercial loan and lease portfolio represents loans to businesses generally located within our market areas. Approximately 73% of the commercial loan and lease portfolio is primarily secured by real estate properties, with the remaining generally secured by other business assets such as accounts receivable, inventory and equipment. The continued significant concentration of the loan and lease portfolio in commercial loans and leases is consistent with our stated strategy of focusing a substantial amount of our efforts on “wholesale” banking. Corporate and business lending is an area of expertise for our senior management team, and our commercial lenders have extensive commercial lending experience, with most having at least ten years’ experience. Of each of the loan categories that we originate, commercial loans and leases are most efficiently originated and managed, thus limiting overhead costs by necessitating the attention of fewer employees. Our commercial lending business generates the largest portion of local deposits, and is our primary source of demand deposits.
The following table summarizes our loans secured by real estate, excluding residential mortgage loans representing permanent financing of owner occupied dwellings and home equity lines of credit, as of June 30, 2009:

Residential – Vacant Land	$21,400,000
Residential – Land Development	42,053,000
Residential – Construction	11,157,000
Commercial – Vacant Land	29,005,000
Commercial – Land Development	23,469,000
Commercial – Construction NonOwner Occupied	94,225,000
Commercial – Construction Owner Occupied	7,407,000
Commercial – NonOwner Occupied	545,501,000
Commercial – Owner Occupied	359,610,000

Total	$1,133,827,000

MERCANTILE BANK CORPORATION
Residential mortgage loans and consumer loans decreased an aggregate $4.2 million during the first six months of 2009. As of June 30, 2009, residential mortgage loans and consumer loans totaled a combined $142.4 million, or 8.3% of the total loan and lease portfolio. Although residential mortgage loan and consumer loan portfolios may increase in future periods, we expect the commercial sector of our lending efforts and resultant assets to remain the dominant loan portfolio category given our wholesale banking strategy.
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
The levels of net loan and lease charge-offs and nonperforming assets have increased since early 2007. Although we were never directly involved in the underwriting of or the investing in subprime residential real estate loans, the apparent substantial and rapid collapse of this line of business during 2007 throughout the United States had a significant negative impact on the residential real estate development lending portion of our business. The resulting decline in real estate prices and slowdown in sales has stretched the cash flow of our local developers and eroded the value of our underlying collateral, which caused elevated levels of nonperforming assets and net loan and lease charge-offs. Since that time, we have witnessed rapidly deteriorating economic conditions in Michigan and throughout the country. The resulting decline in business revenue has negatively impacted the cash flows of many of our borrowers, some to the point where loan payments have become past due or will likely become delinquent in future periods. In addition, real estate prices have fallen significantly, thereby exposing us to larger-than-typical losses in those instances where the sale of collateral is the primary source of repayment. It is likely that net loan and lease charge-offs and nonperforming assets will remain elevated in comparison to our historical levels until economic conditions improve.
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

MERCANTILE BANK CORPORATION
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
During the fourth quarter of 2008 and the first six months of 2009, we saw a continuation of the stresses caused by the weakening and poor economic conditions, especially in the CRE markets and automotive-related borrowing relationships in our C&I portfolio. High vacancy rates or slow absorption has resulted in inadequate cash flow generated from some real estate projects we have financed, and has required guarantors to provide personal funds to make full contractual loan payments and pay other operating costs. In some cases, the guarantors’ cash and other liquid reserves have become seriously diminished. In other cases, sale of the collateral, either by the borrower or us, is our primary source of repayment.
As of June 30, 2009, nonperforming assets totaled $86.6 million, or 4.18% of total assets, an increase from the $57.4 million, or 2.60% of total assets, as of December 31, 2008, and from the $46.6 million, or 2.16% of total assets, as of June 30, 2008. As of June 30, 2009, nonperforming loans secured by CRE, combined with foreclosed properties, totaled $45.5 million. Nonperforming loans and foreclosed properties associated with the development of residential real estate totaled $23.3 million, with another $4.9 million in nonperforming loans secured by, and foreclosed properties consisting of, residential properties. Net loan and lease charge-offs during the first six months of 2009 totaled $16.4 million, or an annualized 1.85% of average total loans and leases, compared to $9.2 million, or an annualized 1.03% of average total loans and leases, during the first six months of 2008.
The following table provides a breakdown of nonperforming assets as of June 30, 2009 and net loan and lease charge-offs during the first six months of 2009 by property type:

	Nonperforming	Foreclosed	Net Loan & Lease
	Loans	Assets	Charge-Offs
Residential – Land Development	$5,376,000	$5,046,000	$1,684,000
Residential – Construction	12,537,000	345,000	1,109,000
Residential – Owner Occupied / Rental	3,413,000	1,497,000	2,171,000
Commercial – Land Development	1,221,000	1,071,000	74,000
Commercial – Construction	0	0	0
Commercial – Owner Occupied	16,077,000	1,301,000	668,000
Commercial – NonOwner Occupied	25,527,000	2,583,000	3,133,000
Commercial – NonReal Estate	9,520,000	1,109,000	7,393,000
Consumer – NonReal Estate	0	8,000	171,000

Total	$73,671,000	$12,960,000	$16,403,000

MERCANTILE BANK CORPORATION
Securities decreased $6.2 million during the first six months of 2009, totaling $236.6 million as of June 30, 2009. Proceeds from called U.S. Government Agency bonds totaled $23.6 million during the first six months of 2009, with another $8.7 million received from principal paydowns on mortgage-backed securities. In addition, $3.5 million was received from the matured and called tax-exempt municipal general obligation bonds. A majority of the proceeds were invested back into the securities portfolio, with $27.8 million invested in U.S. Government Agency bonds, $3.9 million invested in mortgage-backed securities and $1.0 million invested in tax-exempt municipal general obligation bonds. At June 30, 2009, the securities portfolio was comprised of U.S. Government Agency bonds (28%), U.S. Government Agency issued or guaranteed mortgage-backed securities (30%), tax-exempt municipal general obligations and revenue bonds (26%), Michigan Strategic Fund bonds (9%), Federal Home Loan Bank stock (7%) and a mutual fund (less than 1%).
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
Cash and cash equivalents increased $13.1 million during the first six months of 2009, totaling $38.9 million on June 30, 2009. The federal funds sold balance was up $11.8 million and short-term investments were up $2.5 million, while cash and due from bank balances were down $1.2 million.
Premises and equipment at June 30, 2009 equaled $30.9 million, a decrease of $1.5 million over the past six months. Purchases of premises and equipment during the first six months of 2009 were nominal, while depreciation expense totaled $1.3 million.
Deposits decreased $120.9 million during the first six months of 2009, totaling $1,478.6 million at June 30, 2009. Local deposits increased $149.4 million, while out-of-area deposits decreased $270.3 million. As a percent of total deposits, local deposits equaled 41.9% on June 30, 2009, an increase from 29.4% as of December 31, 2008. Noninterest-bearing demand deposits, comprising 8.3% of total deposits, increased $11.7 million during the first six months of 2009. Savings deposits (3.0% of total deposits) decreased $5.2 million, interest-bearing checking deposits (4.0% of total deposits) increased $8.7 million and money market deposit accounts (1.3% of total deposits) decreased $5.9 million during the first six months of 2009. Local certificates of deposit, comprising 25.3% of total deposits, increased $140.1 million during the first six months of 2009, with the growth primarily reflecting an influx of new depositors resulting from a one year certificate of deposit campaign we ran during the latter part of the first quarter and from municipal depositors.
Out-of-area deposits decreased $270.3 million during the first six months of 2009, totaling $858.9 million as of June 30, 2009. Out-of-area deposits consist primarily of certificates of deposit obtained from depositors located outside our market areas and placed by deposit brokers for a fee, but also include certificates of deposit obtained from the deposit owners directly. The owners of out-of-area deposits include individuals, businesses, and municipal governmental units located throughout the United States. The decline in out-of-area deposits during the first six months of 2009 primarily reflects the influx of cash resulting from the reduction in total loans and leases and from the increase in local deposits.

MERCANTILE BANK CORPORATION
Repurchase agreements increased $15.2 million during the first six months of 2009, totaling $109.6 million as of June 30, 2009. As part of our sweep account program, collected funds from certain business noninterest-bearing checking accounts are invested into over-night interest-bearing repurchase agreements. Such repurchase agreements are not deposit accounts and are not afforded federal deposit insurance.
FHLB advances decreased $35.0 million during the first six months of 2009, totaling $235.0 million as of June 30, 2009. The FHLB advances are collateralized by residential mortgage loans, first mortgage liens on multi-family residential property loans, first mortgage liens on commercial real estate property loans, and substantially all other assets of our bank, under a blanket lien arrangement. Our borrowing line of credit as of June 30, 2009 totaled about $300.0 million, with availability approximating $57.0 million. FHLB advances, along with out-of-area deposits, are the primary components of our wholesale funding program.
Liquidity
Liquidity is measured by our ability to raise funds through deposits, borrowed funds, capital or cash flow from the repayment of loans and securities. These monies are used to fund loans, meet deposit withdrawals and operate our company. Liquidity is primarily achieved through the growth of local and out-of-area deposits, advances from the FHLB and federal funds purchased, as well as liquid assets such as securities available for sale, matured and called securities, and federal funds sold. Asset and liability management is the process of managing our balance sheet to achieve a mix of earning assets and liabilities that maximizes profitability, while providing adequate liquidity.
In general, our liquidity strategy is to fund asset growth with deposits, repurchase agreements and FHLB advances and to maintain an adequate level of short- and medium-term investments to meet typical daily loan and deposit activity. Although deposit and repurchase agreement growth from customers located in our market areas has generally consistently increased, this growth has not been sufficient to meet our historical substantial loan growth and provide monies for additional investing activities. To assist in providing the additional needed funds, we have regularly obtained monies from wholesale funding sources. Wholesale funds, comprised primarily of certificates of deposit from customers outside of our market areas and advances from the FHLB, totaled $1,108.9 million, or 60.3% of combined deposits and borrowed funds as of June 30, 2009. As of December 31, 2008, wholesale funds totaled $1,414.2 million, or 71.5% of combined deposits and borrowed funds.
Although local deposits have historically generally increased as new business, municipal governmental unit and individual deposit relationships are established and as existing customers maintain or increase balances in their accounts, the relatively high reliance on wholesale funds will likely remain. As part of our interest rate risk management strategy, a majority of our wholesale funds have a fixed interest rate that mature within one year, reflecting that a majority of our loans and leases have a floating rate tied to either Mercantile Bank Prime Rate or LIBOR rates. While this strategy increases inherent liquidity risk, we believe the increased liquidity risk is sufficiently mitigated by the benefits derived from an interest rate risk management standpoint. In addition, we have developed a comprehensive contingency funding plan which we believe further mitigates the increased liquidity risk.

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
As a member of the FHLB of Indianapolis, our bank has access to the FHLB advance borrowing programs. Advances totaled $235.0 million at June 30, 2009, compared to $270.0 million outstanding at December 31, 2008. Based on available collateral at June 30, 2009, our bank could borrow an additional $57.0 million. Our bank also has the ability to borrow up to $30.0 million on a daily basis through a correspondent bank using an established unsecured federal funds purchased line of credit. The average balance of federal funds purchased during the first six months of 2009 equaled only $0.2 million, compared to a $68.7 million average federal funds sold position during the same time period. Given volatile market conditions, during the latter part of 2008 we made the decision to operate with a higher than normal balance of federal funds sold, and we expect to continue to maintain a higher than historical level of federal funds sold until market conditions return to more normalized levels. As a result, we expect the use of our federal funds purchased line of credit, in at least the near future, will be minimal.
Our bank has an established line of credit through the Discount Window of the Federal Reserve Bank of Chicago. Using a substantial majority of our tax-exempt municipal securities as collateral, at June 30, 2009 we could have borrowed up to about $56.0 million for terms of 1 to 28 days, or up to about $42.0 million for terms of 29 to 90 days. We do not plan to regularly access this line of credit.
In addition to typical loan funding and deposit flow, we must maintain liquidity to meet the demands of certain unfunded loan commitments and standby letters of credit. As of June 30, 2009, our bank had a total of $282.4 million in unfunded loan commitments and $44.8 million in unfunded standby letters of credit. Of the total unfunded loan commitments, $277.7 million were commitments available as lines of credit to be drawn at any time as customers’ cash needs vary, and $4.7 million were for loan commitments expected to close within the next several months. The level of commitments to make loans has declined significantly when compared to historical levels, primarily reflecting poor economic conditions. We monitor fluctuations in loan balances and commitment levels and include such data in managing our overall liquidity.
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

MERCANTILE BANK CORPORATION
Capital Resources
Shareholders’ equity is a noninterest-bearing source of funds that generally provides support for asset growth and the absorption of operating losses. Shareholders’ equity was $181.7 million at June 30, 2009, compared to $174.4 million on December 31, 2008. The $7.3 million increase during the first six months of 2009 is primarily attributable to the sale of $21.0 million of preferred stock to the United States Treasury Department under the Capital Purchase Program (see Note 14), which offset the net loss from operations of $10.9 million recorded during the first six months of 2009, the payment of cash dividends totaling $0.4 million and the aggregate $2.6 million adjustment for the market value of available for sale securities as defined in SFAS No. 115 and the reclassification of unrealized gain on interest rate swaps.
We and our bank are subject to regulatory capital requirements administered by federal and state banking agencies. Failure to meet the various capital requirements can initiate regulatory action that could have a direct material effect on the financial statements. Our and our bank’s capital ratios as of June 30, 2009 and December 31, 2008 are disclosed in Note 13 of the Notes to Consolidated Financial Statements.
Our and our bank’s ability to pay cash and stock dividends to common shareholders is subject to limitations under various laws and regulations and to prudent and sound banking practices. We have paid two cash dividends on our common stock during 2009. On January 8, 2009, we declared a $0.04 per share cash dividend on our common stock which was paid on March 10, 2009 to record holders as of February 10, 2009. On April 9, 2009, we declared a $0.01 per share cash dividend on our common stock which was paid on June 10, 2009 to record holders as of May 8, 2009. On July 16, 2009, we declared a $0.01 per share cash dividend on our common stock which is payable on September 10, 2009 to record holders as of August 10, 2009. While we want to maximize shareholder value, which includes the return of capital through cash dividends, given the current economic environment and its impact on our financial performance, we believe it is prudent to pay a reduced cash dividend in 2009 when compared to previous years.
Results of Operations
We recorded a net loss attributable to common shares for the second quarter of 2009 of $6.4 million ($0.75 per basic and diluted share), compared with a net loss of $2.6 million ($0.31 per basic and diluted share) recorded during the second quarter of 2008. We recorded a net loss attributable to common shares for the first six months of 2009 of $10.9 million ($1.28 per basic and diluted share), compared with a net loss of $6.4 million ($0.75 per basic and diluted share) recorded during the first six months of 2008. The net losses attributable to common shares for the second quarter of 2009 and the first six months of 2009 include a $1.2 million ($0.76 million after-tax) expense associated with the consolidation of the mid- and eastern Michigan regions of our banking activities and a $0.9 million ($0.62 million after-tax) charge for the bank industry-wide FDIC special assessment. Excluding the impact of these one-time charges from ongoing operations, the second quarter 2009 net loss attributable to common shares was $5.0 million ($0.59 per basic and diluted share), and the six-month 2009 net loss attributable to common shares was $9.5 million ($1.12 per basic and diluted share).

MERCANTILE BANK CORPORATION
The decline in earnings performance during the second quarter of 2009 and the first six months of 2009 in comparison to the respective 2008 timeframes is primarily the result of a substantially higher provision for loan and lease losses, which more than offset increased net interest income. The elevated provision for loan and lease losses reflects continuing deterioration in the quality of the loan portfolio, most notably in the CRE and C&I segments. The continuing decline in the state and national economies has significantly hampered certain commercial borrowers’ cash flows and negatively impacted real estate values, resulting in increasing levels of nonperforming CRE and C&I loans. The increase in net interest income is the result of an improved net interest margin, which has been positively impacted by a substantial reduction in our cost of funds.
Interest income during the second quarter of 2009 was $26.9 million, a decrease of 7.8% from the $29.1 million earned during the second quarter of 2008. Interest income during the first six months of 2009 was $54.9 million, a decrease of 10.2% from the $61.1 million earned during the first six months of 2008. The reduction in interest income is attributable to a declining yield on earning assets, primarily resulting from a decreased interest rate environment, an increased level of nonperforming assets and an increased percentage of low-yielding federal funds sold to total earning assets. The negative impact of the decreased yield on earning assets on interest income more than offset the positive impact resulting from earning asset growth. During the second quarter of 2009, earning assets averaged $2,050.1 million, $20.6 million higher than average earning assets of $2,029.5 million during the second quarter of 2008. Average federal funds sold increased $56.4 million, average securities increased $23.5 million, and average short term investments, consisting mainly of certificates of deposit, increased $3.7 million, which more than offset a decline in average loans and leases of $63.0 million. During the first six months of 2009, earning assets averaged $2,102.4 million, $80.0 million higher than average earning assets of $2,022.4 million during the same time period in 2008. Average federal funds sold were up $60.6 million, average securities were up $27.0 million, and average short term investments, consisting mainly of certificates of deposit, were up $10.2 million, while average loans and leases were down $17.8 million. During the second quarter of 2009 and 2008, earning assets had an average yield (tax equivalent-adjusted basis) of 5.32% and 5.82%, respectively. During the first six months of 2009 and 2008, earning assets had an average yield of 5.33% and 6.12%, respectively. With approximately 60% of our total loans and leases tied to Prime or LIBOR rates, our earning asset yield has been substantially impacted by the steep reduction in market interest rates since late third quarter of 2007. Between mid-September 2007 and early-October 2008, the Federal Open Market Committee (“FOMC”) lowered the targeted federal funds rate by a total of 375 basis points. The resulting similar decline in the Prime and LIBOR rates, combined with an increased level of nonperforming assets, has significantly lowered our yield on earning assets and level of interest income. Although the FOMC lowered the targeted federal funds rate by another 50 basis points in late October 2008 and an additional 75 basis points in mid-December 2008, we kept the Mercantile Bank Prime Rate unchanged at 4.50% in an effort to shield interest income from further erosion. Virtually all of our prime-based commercial floating rate loans are tied to the Mercantile Bank Prime Rate. A higher level of nonperforming assets has also negatively impacted the yield on earning assets, increasing from 2.16% of total assets at June 30, 2008, to 4.18% at June 30, 2009. A significant temporary increase in average federal funds sold and short term investments during the first six months of 2009 also had an adverse effect on earning asset yield.

MERCANTILE BANK CORPORATION
Interest expense during the second quarter of 2009 was $14.4 million, a decrease of 22.3% from the $18.5 million expensed during the second quarter of 2008. Interest expense during the first six months of 2009 was $30.6 million, a decrease of 21.7% from the $39.1 million expensed during the first six months of 2008. The reduction in interest expense is primarily attributable to a declining interest rate environment, which more than offset an increase in interest-bearing liabilities necessitated by asset growth. During the second quarter of 2009, interest-bearing liabilities averaged $1,838.0 million, $15.1 million higher than average interest-bearing liabilities of $1,822.8 million during the second quarter of 2008. Average interest-bearing deposits were up $21.4 million, while average FHLB advances were down $11.8 million, average long-term borrowings were up $5.2 million and average short-term borrowings were up $0.3 million. During the first six months of 2009, interest-bearing liabilities averaged $1,897.7 million, $83.0 million higher than average interest-bearing liabilities of $1,814.7 million during the same time period in 2008. Average interest-bearing deposits were up $51.5 million, while average FHLB advances were up $22.5 million, average long-term borrowings were up $9.9 million and average short-term borrowings were down $0.9 million. A decline in the average cost of interest-bearing liabilities resulted in the reduction of interest expense. During the second quarter of 2009 and 2008, interest-bearing liabilities had an average rate of 3.15% and 4.08%, respectively. During the first six months of 2009 and 2008, interest-bearing liabilities had an average rate of 3.26% and 4.32%, respectively. The lower weighted average cost of interest-bearing liabilities is primarily due to the decline in market interest rates.
Net interest income during the second quarter of 2009 was $12.5 million, an increase of 17.5% from the $10.6 million earned during the second quarter of 2008. Net interest income during the first six months of 2009 was $24.3 million, an increase of 10.4% from the $22.0 million earned during the same time period in 2008. The increase in net interest income was due to an improved net interest margin and growth in earning assets. The net interest margin during the second quarter of 2009 was 2.50%, compared to 2.15% during the second quarter of 2008. During the first six months of 2009, the net interest margin was 2.39%, compared to 2.24% during the same time period in 2008. Although our yield on assets declined during both time periods primarily due to an increased level of nonperforming assets and a declining interest rate environment, our cost of funds declined at a far greater rate, resulting in the improved net interest margin. The cost of funds primarily decreased as a result of higher-costing matured wholesale funds, consisting of certificates of deposits and FHLB advances, being replaced by lower-costing funds.
Given the multitude of factors that impact the net interest margin, it is difficult to predict future net interest margins. However, in light of the current stable interest rate environment, our net interest margin during the remaining 2009 time period should benefit from a continued reduction in our cost of funds and the loan pricing initiatives instituted in 2008 and 2009. With respect to our cost of funds, we have about $300 million in wholesale funds at an average rate of 3.15% scheduled to mature during the third quarter of 2009 and an additional $250 million at an average rate of 3.35% scheduled to mature during the fourth quarter of 2009. Current rates on wholesale instruments range from 0.75% to 2.50%, depending on the type of product and term. While a continued reduction in our cost of funds will positively impact our net interest margin, the impact of asset quality on the net interest margin is difficult to predict.
The following table sets forth certain information relating to our consolidated average interest-earning assets and interest-bearing liabilities and reflects the average yield on assets and average cost of liabilities for the second quarter of 2009 and 2008. Such yields and costs are derived by dividing income or expense by the average daily balance of assets or liabilities, respectively, for the period presented. Tax-exempt securities interest income and yield have been computed on a tax equivalent basis using a marginal tax rate of 35%. Securities interest income was increased by $321,000 and $300,000 in the second quarter of 2009 and 2008, respectively, for this adjustment.

MERCANTILE BANK CORPORATION

	Quarters ended June 30,
	2009			2008
	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate
			(dollars in thousands)
ASSETS
Loans and leases	$1,749,919	$24,080	5.52%	$1,812,898	$26,483	5.86%
Securities	233,402	3,065	5.25	209,892	2,924	5.57
Federal funds sold	62,755	39	0.25	6,352	31	1.93
Short term investments	3,995	3	0.27	352	1	1.12

Total interest-earning assets	2,050,071	27,187	5.32	2,029,494	29,439	5.82

Allowance for loan losses	(35,815)			(32,030)
Other assets	132,337			128,285

Total assets	$2,146,593			$2,125,749

LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing deposits	$1,442,815	$11,220	3.12%	$1,421,444	$14,861	4.19%
Short-term borrowings	95,828	475	1.99	95,545	472	1.98
FHLB advances	249,505	2,295	3.64	261,264	2,666	4.04
Long-term borrowings	49,819	426	3.38	44,594	548	4.86

Total interest-bearing liabilities	1,837,967	14,416	3.15	1,822,847	18,547	4.08

Noninterest-bearing deposits	115,391			110,409
Other liabilities	17,046			20,591
Shareholders’ equity	176,189			171,902

Total liabilities and shareholders’ equity	$2,146,593			$2,125,749

Net interest income		$12,771			$10,892

Net interest rate spread			2.17%			1.74%

Net interest rate margin on average assets			2.39%			2.06%

Net interest margin on average earning assets			2.50%			2.15%

Provisions for loan and lease losses during the second quarter of 2009 were $11.5 million, compared to $6.2 million during the second quarter of 2008. Provisions for loan and lease losses during the first six months of 2009 were $21.9 million, compared to $15.3 million that was expensed during the same time period in 2008. The increased provisions primarily reflect a higher volume of net loan and lease charge-offs and additional deterioration in the quality of our loan and lease portfolio, stemming from the continuing declines in the Michigan, regional, and national economies. The economic downturn, which in 2007 and early 2008 had a significant impact on our residential real estate development loan portfolio, had an adverse effect on the quality of other portfolio sectors as well throughout 2008 and into 2009. A majority of the provision expense during the first six months of 2009 related to CRE and C&I loans.

MERCANTILE BANK CORPORATION
Net loan and lease charge-offs of $10.8 million were recorded during the second quarter of 2009, compared to $4.3 million during the second quarter of 2008. During the first six months of 2009, net loan and lease charge-offs totaled $16.4 million, compared to $9.2 million during the same time period in 2008. Of the $11.1 million in gross loans and leases charged-off during the second quarter of 2009, $5.8 million, or approximately 53%, represents the elimination of specific reserves that were established in earlier periods. The remaining $5.3 million, while in part covered through general reserve allocations via our loan grading system, is included in the $11.5 million provision that was expensed during the second quarter of 2009. Provision expense during the first six months of 2009 allocated to CRE loans totaled $8.8 million, with another $7.0 million allocated to C&I loans. The allowance, as a percentage of total loans and leases outstanding, was 1.91% as of June 30, 2009, compared to 1.46% as of December 31, 2008 and 1.73% as of June 30, 2008.
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
The Reserve Analysis, used since our inception and completed monthly, applies reserve allocation factors to outstanding loan and lease balances to calculate an overall allowance dollar amount. For commercial loans and leases, which continue to comprise a vast majority of our loan and lease portfolio, reserve allocation factors are based upon the loan ratings as determined by our standardized grade paradigms. For retail loans, reserve allocation factors are based upon the type of credit. Adjustments for specific loan relationships, including impaired loans and leases, are made on a case-by-case basis. The reserve allocation factors are primarily based on recent levels and historical trends of net loan and lease charge-offs and non-performing assets, the comparison of the recent levels and historical trends of net loan charge-offs and nonperforming assets with a customized peer group consisting of ten similarly—sized publicly traded banking organizations conducting business in the states of Michigan, Illinois, Indiana or Ohio, the review and consideration of our loan migration analysis and the experience of senior management making similar loans and leases over a period of many years. We regularly review the Reserve Analysis and make adjustments based upon identifiable trends and experience.
Noninterest income during the second quarter of 2009 was $1.86 million, an increase of 6.0% over the $1.76 million earned during the second quarter of 2008. Noninterest income during the first six months of 2009 was $3.90 million, an increase of 6.8% over the $3.65 million earned during the same time period in 2008. Income from mortgage banking activities increased $359,000, or 86.9%, during the first six months of 2009, reflecting a higher volume of refinancing activity due to the lower interest rate environment, while rental income on foreclosed properties, included in other income, increased $187,000, or 332.6%.

MERCANTILE BANK CORPORATION
Noninterest expense during the second quarter of 2009 was $12.4 million, an increase of 14.7% over the $10.8 million expensed during the second quarter of 2008. Noninterest expense during the first six months of 2009 was $23.1 million, an increase of 9.6% over the $21.1 million expensed during the same time period in 2008. Overhead costs during the second quarter of 2009 and the first six months of 2009 include a $1.2 million charge for the branch consolidation and $0.9 million charge for the bank industry-wide FDIC special assessment. We expect an additional one-time charge of $0.2 million during the third quarter of 2009 related to the branch consolidation; thereafter, we expect the branch consolidation to result in a $200,000 per month reduction in overhead costs. Excluding these one-time charges, noninterest expense during the second quarter of 2009 totaled $10.3 million, or $0.5 million lower than the second quarter of 2008; for the first six months of 2009, noninterest expense equaled $21.1 million, or $0.1 million lower than the first six months of 2008. Controllable operating expenses, including salaries and benefits (excluding a $0.5 million one-time charge for severance payments included in the branch consolidation line), occupancy, and furniture and equipment costs, declined $0.5 million in the second quarter of 2009 and $0.9 million in the first six months of 2009 when compared to the respective 2008 timeframes. Excluding the one-time charge, salary and benefit costs were down $0.4 million in the second quarter of 2009 and $0.6 million in the first six months of 2009, primarily resulting from a reduction in full-time equivalent employees from 318 at the end of the second quarter of 2008 to 278 as of June 30, 2009. FDIC insurance assessments, excluding the one-time special assessment, equaled $0.9 million in the second quarter of 2009, up $0.6 million from the amount expensed in the second quarter of 2008, and $1.5 million in the first six months of 2009, up $0.9 million from the same time period in 2008. Costs associated with the administration and resolution of problem assets, including legal costs, property tax payments, appraisals and write-downs on foreclosed properties, totaled $2.1 million during the first six months of 2009, compared to $1.5 million during the same time period in 2008.
Due to our loss before federal income tax benefit, we recorded a federal income tax benefit during the second quarter and first six months of 2009. During the second quarter of 2009, we recorded a loss before federal income tax benefit of $9.6 million and a federal income tax benefit of $3.3 million, compared to a loss before federal income tax benefit of $4.6 million and a federal income tax benefit of $2.0 million during the second quarter of 2008. During the first six months of 2009, we recorded a loss before federal income tax benefit of $16.9 million and a federal income tax benefit of $6.2 million, compared to a loss before federal income tax benefit of $10.8 million and a federal income tax benefit of $4.4 million during the same time period in 2008. Our effective tax rate during the second quarter of 2009 was (34.8%), compared to (43.5%) during the second quarter of 2008. Our effective tax rate during the first six months of 2009 was (36.6%), compared to (41.1%) during the same time period in 2008.
SFAS No. 109, Accounting for Income Taxes, requires that companies assess whether a valuation allowance should be established against their deferred tax assets based on the consideration of all available evidence using a “more likely than not” standard. In accordance with SFAS No. 109, we reviewed our deferred tax assets and determined that no valuation allowance was necessary at June 30, 2009. Despite the loss during the second quarter of 2009 and for the first six months of 2009, combined with a challenging economic environment, we have a history of strong earnings, are well capitalized, and have cautiously optimistic expectations regarding future taxable income. In making such judgments, significant weight is given to evidence that can be objectively verified. In making decisions regarding any valuation allowance, we consider both positive and negative evidence and analyze changes in near-term market conditions as well as other factors which may impact future operating results. The deferred tax assets will be analyzed quarterly for changes affecting realizability, and there can be no guarantee that a valuation allowance will not be necessary in future periods.

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
Evaluating the exposure to changes in interest rates includes assessing both the adequacy of the process used to control interest rate risk and the quantitative level of exposure. Our interest rate risk management process seeks to ensure that appropriate policies, procedures, management information systems and internal controls are in place to maintain interest rate risk at prudent levels with consistency and continuity. In evaluating the quantitative level of interest rate risk, we assess the existing and potential future effects of changes in interest rates on our financial condition, including capital adequacy, earnings, liquidity and asset quality. Our interest rate risk policy provides for the use of certain derivative instruments and hedging activities to aid in managing interest rate risk to within policy parameters. During the first six months of 2008, we entered into interest rate swaps to convert the variable rate cash flows on certain of our prime-based commercial loans to a fixed rate of interest. Further discussion of our use of, and the accounting for, interest rate swaps is included in Notes 1 and 10 to the Consolidated Financial Statements.
We use two interest rate risk measurement techniques. The first, which is commonly referred to as GAP analysis, measures the difference between the dollar amounts of interest sensitive assets and liabilities that will be refinanced or repriced during a given time period. A significant repricing gap could result in a negative impact to our net interest margin during periods of changing market interest rates. The following table depicts our GAP position as of June 30, 2009 (dollars in thousands):

MERCANTILE BANK CORPORATION

	Within	Three to	One to	After
	Three	Twelve	Five	Five
	Months	Months	Years	Years	Total
Assets:
Commercial loans and leases (1)	$582,867	$240,917	$691,856	$50,496	$1,566,136
Residential real estate loans	51,831	14,887	56,249	13,956	136,923
Consumer loans	1,476	926	2,590	473	5,465
Investment securities (2)	38,189	4,756	42,385	151,281	236,611
Short term investments	23,301	0	0	0	23,301
Allowance for loan and leases losses	0	0	0	0	(32,605)
Other assets	0	0	0	0	135,541

Total assets	697,664	261,486	793,080	216,206	2,071,372

Liabilities:
Interest-bearing checking	58,950	0	0	0	58,950
Savings	44,763	0	0	0	44,763
Money market accounts	18,992	0	0	0	18,992
Time deposits < $100,000	39,631	107,051	42,227	0	188,909
Time deposits $100,000 and over	373,178	517,711	153,742	0	1,044,631
Short term borrowings	109,585	0	0	0	109,585
FHLB advances	10,000	65,000	160,000	0	235,000
Long term borrowings	34,840	0	15,000	0	49,840
Noninterest-bearing checking	0	0	0	0	122,388
Other liabilities	0	0	0	0	16,622

Total liabilities	689,939	689,762	370,969	0	1,889,680
Shareholders’ equity	0	0	0	0	181,692

Total sources of funds	689,939	689,762	370,969	0	2,071,372

Net asset (liability) GAP	$7,725	$(428,276)	$422,111	$216,206

Cumulative GAP	$7,725	$(420,551)	$1,560	$217,766

Percent of cumulative GAP to total assets	0.4%	(20.3)%	0.1%	10.5%

(1)	Floating rate loans that are currently at interest rate floors are treated as fixed rate loans and are reflected using maturity date and not next repricing date.

(2)	Mortgage-backed securities are categorized by expected final maturities based upon prepayment trends as of June 30, 2009.
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

MERCANTILE BANK CORPORATION
We conducted multiple simulations as of June 30, 2009, in which it was assumed that changes in market interest rates occurred ranging from up 200 basis points to down 200 basis points in equal quarterly instalments over the next twelve months in comparison to estimated net interest income based on our balance sheet, including the balances and interest rates associated with our specific loans, securities, deposits and borrowed funds, as of June 30, 2009. The resulting estimates are within our policy parameters established to manage and monitor interest rate risk.

	Dollar Change In	Percent Change In
Interest Rate Scenario	Net Interest Income	Net Interest Income
Interest rates down 200 basis points	$7,207,000	14.9%
Interest rates down 100 basis points	7,156,000	14.8
No change in interest rates	7,110,000	14.7
Interest rates up 100 basis points	6,472,000	13.3
Interest rates up 200 basis points	7,199,000	14.8
The resulting estimates have been significantly impacted by the current interest rate and economic environment, as adjustments have been made to critical model inputs with regards to traditional interest rate relationships. This is especially important as it relates to floating rate commercial loans and brokered certificates of deposit, which comprise a substantial portion of our balance sheet. As of June 30, 2009, the Mercantile Bank Prime Rate is 4.50% as compared to the Wall Street Journal Prime Rate of 3.25%. Historically, the two indices have been equal; however, we elected not to reduce the Mercantile Bank Prime Rate in late October and mid-December of 2008 when the Wall Street Journal Prime Rate declined by 50 and 75 basis points, respectively. In conducting our simulations at June 30, 2009, we have made the assumption that the Mercantile Bank Prime Rate will remain unchanged until the Wall Street Journal Prime Rate exceeds the Mercantile Bank Prime Rate, at which time the two indices will remain equal in the increasing interest rate scenarios. We have also made similar assumptions in regards to our local deposit rates, which in general have not been reduced since the separation of the Mercantile and Wall Street Journal Prime Rate indices. Also, brokered certificate of deposit rates have substantially decreased over the past several months, with part of the decline attributable to a significant imbalance whereby the supply of available funds far outweighs the demand from banks looking to raise funds. As a result, we have substantially limited further reductions in brokered certificate of deposit rates in the declining interest rate scenarios.
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
As of June 30, 2009, an evaluation was performed under the supervision of and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of June 30, 2009. There have been no significant changes in our internal controls over financial reporting during the quarter ended June 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
We have made no unregistered sales of equity securities during the quarter ended June 30, 2009 that have not previously been reported in a Current Form on Form 8-K.
We have made no purchases of our equity securities during the quarter ended June 30, 2009.
We are presently participating in the Treasury’s Capital Purchase Program. Under the program we sold preferred stock and a warrant for common stock to the Treasury for $21.0 million on May 15, 2009. An agreement we signed in connection with the program provides that we may not, without the Treasury’s consent, increase our dividend rate per share of common stock or, with certain exceptions, repurchase any shares of our common stock. Our most recent quarterly dividend on our common stock was $0.01 per share. These restrictions remain in effect until the earlier of (i) May 15, 2012, or (ii) such time as all of the preferred stock that we sold to the Treasury has been redeemed by us, or transferred by the Treasury to third parties that are not affiliated with the Treasury.

Item 3.	Defaults upon Senior Securities.
Not applicable.

Item 4.	Submission of Matters to a Vote of Security Holders.
At our Annual Meeting held on April 23, 2009, our shareholders voted to elect five directors, Doyle A. Hayes, Susan K. Jones, Lawrence W. Larsen, Michael H. Price and Dale J. Visser, each for a one year term expiring at the Annual Meeting of our shareholders in 2010. The results of the election were as follows:

	Votes	Votes		Broker
Nominee	For	Withheld	Abstentions	Non-Votes
Doyle A. Hayes	7,755,521	169,171	0	0
Susan K. Jones	7,757,818	166,874	0	0
Lawrence W. Larsen	7,763,009	161,684	0	0
Michael H. Price	7,766,176	158,517	0	0
Dale J. Visser	7,760,289	164,403	0	0
The terms of office of the following directors (who were not up for election) continued after the Annual Meeting: Betty S. Burton, David M. Cassard, Edward J. Clark, Peter A. Cordes, Calvin D. Murdock, Merle J. Prins, Timothy O. Schad, and Donald Williams, Sr.

Item 5.	Other Information.
On May 11, 2009, we filed a Current Report on Form 8-K reporting that we approved a plan to close our Oakland County office in Novi, Michigan and our Ann Arbor, Michigan office, and consolidate our banking activities. Subsequently, we entered into agreements terminating the leases for our Oakland County and Ann Arbor offices.
As indicated in the press release that we filed with our May 11, 2009 Current Report on Form 8-K, we closed our Oakland County and Ann Arbor offices because we believed that the downturn in the Michigan economy would be protracted, and that it was in our and our shareholders’ best interests to consolidate portions of our banking locations.
In case entering into the agreements terminating these leases is required to be reported on a Form 8-K, we are making the disclosures below regarding the lease terminations.
Termination of Lease for Oakland County Office
On May 21, 2009, our bank entered into an agreement with CD Partner L.L.C., a Michigan limited liability company, that became effective May 28, 2009. The agreement amended the five-year lease for our Oakland County office that was scheduled to expire on October 2, 2012, so that the lease terminates on August 31, 2009. The lease provided us with 12,006 square feet of space on a 1.88 acre parcel of land at 28350 Cabot Drive in Novi, Michigan, and included an option for us to extend the lease for an additional five-year term. Pursuant to the agreement, we paid the landlord $505,189 for terminating the lease early.
Termination of Lease for Ann Arbor Office
On July 22, 2009, our bank entered into an agreement with Jerry and Ruthann Helmer. The agreement amended the five-year lease for our Ann Arbor office that was scheduled to expire on June 30, 2010, so that the lease terminates on August 31, 2009. The lease provided us with approximately 10,000 square feet of space at 325 W. Eisenhower Parkway in Ann Arbor, Michigan, and included options for us to extend the lease for two additional five-year periods. Pursuant to the agreement, we paid the landlord $171,774 for terminating the lease early, and paid the 2009 Summer Tax for the office of approximately $27,570.

Item 6.	Exhibits

EXHIBIT NO.	EXHIBIT DESCRIPTION

3.1	Our Articles of Incorporation

3.2	Our Amended and Restated Bylaws dated as of January 16, 2003 are incorporated by reference to Exhibit 3.2 of our Registration Statement on Form S-3 (Commission File No. 333-103376) that became effective on February 21, 2003

4.1	Certificate of Designations of Fixed Rate Cumulative Perpetual Preferred Stock, Series A, filed with the Michigan Department of Energy, Labor and Economic Growth on May 12, 2009, is included in Exhibit 3.1 to this report

4.2	Form of the stock certificate for the Fixed Rate Cumulative Perpetual Preferred Stock, Series A is incorporated by reference to exhibit 4.1 of our Form 8-K filed May 15, 2009

Item 6.	Exhibits (Continued)

EXHIBIT NO.	EXHIBIT DESCRIPTION

4.3	Warrant to Purchase Common Stock of Mercantile Bank Corporation, dated May 15, 2009 is incorporated by reference to exhibit 4.2 of our Form 8-K filed May 15, 2009

10.1	Letter Agreement, dated as of May 15, 2009, between Mercantile Bank Corporation and the United States Department of the Treasury, including the Securities Purchase Agreement — Standard Terms and Schedules is incorporated by reference to exhibit 10.1 of our Form 8-K filed May 15, 2009

10.2	Side Letter Agreement, dated as of May 15, 2009, between Mercantile Bank Corporation and the United States Department of the Treasury regarding the American Recovery and Reinvestment Act of 2009 is incorporated by reference to exhibit 10.2 of our Form 8-K filed May 15, 2009

10.3	Amendment to Employment Agreements, dated May 15, 2009, by and among Mercantile Bank Corporation, Mercantile Bank of Michigan, Michael H. Price, Robert B. Kaminski, Jr. and Charles E. Christmas is incorporated by reference to exhibit 10.3 of our Form 8-K filed May 15, 2009

10.4	Form of Waiver executed by each of Michael H. Price, Robert B. Kaminski Jr. and Charles E. Christmas is incorporated by reference to exhibit 10.4 of our Form 8-K filed May 15, 2009

10.5	Amendment to Commercial Lease between our bank and Jerry Helmer and Ruthann Helmer dated August 14, 2007 for our Ann Arbor, Michigan office

10.6	Termination of Lease Agreement between our bank and CD Partners LLC dated May 21, 2009 for our Oakland County, Michigan office

10.7	Termination of Lease Agreement between our bank and Jerry Helmer and Ruthann Helmer dated July 22, 2009 for our Ann Arbor, Michigan office

31	Rule 13a-14(a) Certifications

32.1	Section 1350 Chief Executive Officer Certification

32.2	Section 1350 Chief Financial Officer Certification

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 7, 2009.

MERCANTILE BANK CORPORATION
By:	/s/ Michael H. Price
Michael H. Price
Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)

By:	/s/ Charles E. Christmas
Charles E. Christmas
Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

EXHIBIT NO.	EXHIBIT DESCRIPTION

3.1	Our Articles of Incorporation

3.2	Our Amended and Restated Bylaws dated as of January 16, 2003 are incorporated by reference to Exhibit 3.2 of our Registration Statement on Form S-3 (Commission File No. 333-103376) that became effective on February 21, 2003

4.1	Certificate of Designations of Fixed Rate Cumulative Perpetual Preferred Stock, Series A, filed with the Michigan Department of Energy, Labor and Economic Growth on May 12, 2009, is included in Exhibit 3.1 to this report

4.2	Form of the stock certificate for the Fixed Rate Cumulative Perpetual Preferred Stock, Series A is incorporated by reference to exhibit 4.1 of our Form 8-K filed May 15, 2009

4.3	Warrant to Purchase Common Stock of Mercantile Bank Corporation, dated May 15, 2009 is incorporated by reference to exhibit 4.2 of our Form 8-K filed May 15, 2009

10.1	Letter Agreement, dated as of May 15, 2009, between Mercantile Bank Corporation and the United States Department of the Treasury, including the Securities Purchase Agreement — Standard Terms and Schedules is incorporated by reference to exhibit 10.1 of our Form 8-K filed May 15, 2009

10.2	Side Letter Agreement, dated as of May 15, 2009, between Mercantile Bank Corporation and the United States Department of the Treasury regarding the American Recovery and Reinvestment Act of 2009 is incorporated by reference to exhibit 10.2 of our Form 8-K filed May 15, 2009

10.3	Amendment to Employment Agreements, dated May 15, 2009, by and among Mercantile Bank Corporation, Mercantile Bank of Michigan, Michael H. Price, Robert B. Kaminski, Jr. and Charles E. Christmas is incorporated by reference to exhibit 10.3 of our Form 8-K filed May 15, 2009

10.4	Form of Waiver executed by each of Michael H. Price, Robert B. Kaminski Jr. and Charles E. Christmas is incorporated by reference to exhibit 10.4 of our Form 8-K filed May 15, 2009

10.5	Amendment to Commercial Lease between our bank and Jerry Helmer and Ruthann Helmer dated August 14, 2007 for our Ann Arbor, Michigan office

10.6	Termination of Lease Agreement between our bank and CD Partners LLC dated May 21, 2009 for our Oakland County, Michigan office

10.7	Termination of Lease Agreement between our bank and Jerry Helmer and Ruthann Helmer dated July 22, 2009 for our Ann Arbor, Michigan office

EXHIBIT NO.	EXHIBIT DESCRIPTION

31	Rule 13a-14(a) Certifications

32.1	Section 1350 Chief Executive Officer Certification

32.2	Section 1350 Chief Financial Officer Certification