Form 10-Q
period 2009-09-30
MERCANTILE BANK CORP
filed 2009-11-06
CIK 1042729

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2009

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
Yes ☐     No ☑
At November 6, 2009, there were 8,590,946 shares of Common Stock outstanding.

MERCANTILE BANK CORPORATION

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements
MERCANTILE BANK CORPORATION
CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2009	2008
	(Unaudited)
ASSETS
Cash and due from banks	$14,445,000	$16,754,000
Short-term investments	1,804,000	100,000
Federal funds sold	50,426,000	8,950,000

Total cash and cash equivalents	66,675,000	25,804,000

Securities available for sale	160,880,000	162,669,000
Securities held to maturity (fair value of $64,055,000 at September 30, 2009 and $65,381,000 at December 31, 2008)	61,927,000	64,437,000
Federal Home Loan Bank stock	15,681,000	15,681,000

Loans and leases	1,614,226,000	1,856,915,000
Allowance for loan and lease losses	(33,443,000)	(27,108,000)

Loans and leases, net	1,580,783,000	1,829,807,000
Premises and equipment, net	30,247,000	32,334,000
Bank owned life insurance policies	44,490,000	42,462,000
Accrued interest receivable	8,069,000	8,513,000
Other assets	48,598,000	26,303,000

Total assets	$2,017,350,000	$2,208,010,000

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits
Noninterest-bearing	$108,509,000	$110,712,000
Interest-bearing	1,342,459,000	1,488,863,000

Total deposits	1,450,968,000	1,599,575,000

Securities sold under agreements to repurchase	102,847,000	94,413,000
Federal Home Loan Bank advances	225,000,000	270,000,000
Subordinated debentures	32,990,000	32,990,000
Other borrowed money	16,867,000	19,528,000
Accrued expenses and other liabilities	11,387,000	17,132,000

Total liabilities	1,840,059,000	2,033,638,000

Shareholders’ equity
Preferred stock, no par value; 1,000,000 shares authorized; 21,000 shares outstanding at September 30, 2009	19,782,000	0
Common stock, no par value: 20,000,000 shares authorized; 8,590,946 shares outstanding at September 30, 2009 and 8,593,432 shares outstanding at December 31, 2008	172,362,000	172,353,000
Common stock warrants	1,138,000	0
Retained earnings (deficit)	(17,764,000)	(1,281,000)
Accumulated other comprehensive income	1,773,000	3,300,000

Total shareholders’ equity	177,291,000	174,372,000

Total liabilities and shareholders’ equity	$2,017,350,000	$2,208,010,000

See accompanying notes to consolidated financial statements.

MERCANTILE BANK CORPORATION
CONSOLIDATED STATEMENTS OF INCOME

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	Sept 30, 2009	Sept 30, 2008	Sept 30, 2009	Sept 30, 2008
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Interest income
Loans and leases, including fees	$23,185,000	$27,161,000	$72,450,000	$82,707,000
Securities, taxable	1,865,000	1,932,000	5,690,000	5,925,000
Securities, tax-exempt	820,000	709,000	2,515,000	2,142,000
Federal funds sold	22,000	40,000	108,000	157,000
Short-term investments	1,000	1,000	17,000	6,000

Total interest income	25,893,000	29,843,000	80,780,000	90,937,000

Interest expense
Deposits	9,357,000	14,180,000	33,419,000	46,144,000
Short-term borrowings	471,000	483,000	1,385,000	1,506,000
Federal Home Loan Bank advances	2,113,000	2,839,000	6,860,000	7,834,000
Other borrowings	385,000	613,000	1,294,000	1,750,000

Total interest expense	12,326,000	18,115,000	42,958,000	57,234,000

Net interest income	13,567,000	11,728,000	37,822,000	33,703,000

Provision for loan and lease losses	11,800,000	1,900,000	33,700,000	17,200,000

Net interest income after provision for loan and lease losses	1,767,000	9,828,000	4,122,000	16,503,000

Noninterest income
Services charges on accounts	488,000	488,000	1,500,000	1,472,000
Mortgage banking activities	167,000	103,000	939,000	516,000
Earnings on bank owned life insurance policies	379,000	455,000	1,020,000	1,308,000
Other income	676,000	771,000	2,146,000	2,169,000

Total noninterest income	1,710,000	1,817,000	5,605,000	5,465,000

Noninterest expense
Salaries and benefits	4,798,000	5,584,000	15,597,000	17,031,000
Occupancy	855,000	967,000	2,659,000	2,899,000
Furniture and equipment depreciation, rent and maintenance	486,000	482,000	1,419,000	1,502,000
Nonperforming asset costs	2,903,000	804,000	5,005,000	2,345,000
FDIC insurance costs	1,220,000	446,000	3,650,000	1,040,000
Branch consolidation costs	158,000	0	1,308,000	0
Other expense	2,097,000	2,230,000	6,015,000	6,802,000

Total noninterest expenses	12,517,000	10,513,000	35,653,000	31,619,000

Income (loss) before federal income tax expense (benefit)	(9,040,000)	1,132,000	(25,926,000)	(9,651,000)

Federal income tax expense (benefit)	(3,754,000)	53,000	(9,926,000)	(4,380,000)

Net income (loss)	(5,286,000)	1,079,000	(16,000,000)	(5,271,000)

Preferred stock dividends and accretion	320,000	0	483,000	0

Net income (loss) available to common shareholders	$(5,606,000)	$1,079,000	$(16,483,000)	$(5,271,000)

Basic earnings (loss) per share	$(0.66)	$0.13	$(1.94)	$(0.62)

Diluted earnings (loss) per share	$(0.66)	$0.13	$(1.94)	$(0.62)

Cash dividends per common share	$0.01	$0.04	$0.06	$0.27

Average basic shares outstanding	8,492,946	8,529,514	8,487,362	8,468,951

Average diluted shares outstanding	8,492,946	8,529,514	8,487,362	8,468,951

See accompanying notes to consolidated financial statements.

MERCANTILE BANK CORPORATION
CONSOLIDATED STATEMENTS OF
CHANGES IN SHAREHOLDERS’ EQUITY
(Unaudited)

					Accumulated
			Common	Retained	Other	Total
($ in thousands)	Preferred	Common	Stock	Earnings	Comprehensive	Shareholders’
	Stock	Stock	Warrants	(Deficit)	Income (Loss)	Equity
Balances, January 1, 2009	$0	$172,353	$0	$(1,281)	$3,300	$174,372

Preferred stock issued, net	19,696					19,696

Accretion of preferred stock	86			(86)		0

Common stock warrants issued			1,138			1,138

Employee stock purchase plan (10,208 shares)		43				43

Dividend reinvestment plan (2,496 shares)		9				9

Stock-based compensation expense		466				466

Cash dividends ($0.06 per common share)		(509)				(509)

Preferred stock dividends				(397)		(397)

Comprehensive income (loss):

Net loss for the period from January 1, 2009 through September 30, 2009				(16,000)		(16,000)

Change in net unrealized gain (loss) on securities available for sale, net of reclassifications and tax effect					(520)	(520)

Reclassification of unrealized gain on interest rate swaps, net of tax effect					(1,007)	(1,007)

Total comprehensive loss						(17,527)

Balances, September 30, 2009	$19,782	$172,362	$1,138	$(17,764)	$1,773	$177,291

See accompanying notes to consolidated financial statements.

MERCANTILE BANK CORPORATION
CONSOLIDATED STATEMENTS OF
CHANGES IN SHAREHOLDERS’ EQUITY
(Unaudited)

					Accumulated
			Common	Retained	Other	Total
($ in thousands)	Preferred	Common	Stock	Earnings	Comprehensive	Shareholders’
	Stock	Stock	Warrants	(Deficit)	Income (Loss)	Equity
Balances, January 1, 2008	$0	$172,938	$0	$4,948	$269	$178,155

Employee stock purchase plan (7,307 shares)		60				60

Dividend reinvestment plan (3,361 shares)		34				34

Stock option exercises (2,000 shares)		16				16

Stock tendered for stock option exercises (1,123 shares)		(16)				(16)

Stock-based compensation expense		465				465

Cash dividends ($0.27 per common share)		(1,017)		(1,270)		(2,287)

Comprehensive income (loss):

Net loss for the period from January 1, 2008 through September 30, 2008				(5,271)		(5,271)

Change in net unrealized gain (loss) on securities available for sale, net of reclassifications and tax effect					(424)	(424)

Change in net fair value of interest rate swaps, net of reclassifications and tax effect					616	616

Total comprehensive loss						(5,079)

Balances, September 30, 2008	$0	$172,480	$0	$(1,593)	$461	$171,348

See accompanying notes to consolidated financial statements.

MERCANTILE BANK CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months	Nine Months
	Ended	Ended
	September 30, 2009	September 30, 2008
	(Unaudited)	(Unaudited)
Cash flows from operating activities
Net income (loss)	$(16,000,000)	$(5,271,000)
Adjustments to reconcile net income (loss) to net cash from operating activities
Depreciation and amortization	2,172,000	2,005,000
Provision for loan and lease losses	33,700,000	17,200,000
Stock-based compensation expense	466,000	465,000
Proceeds from sales of mortgage loans held for sale	64,808,000	35,118,000
Origination of mortgage loans held for sale	(64,774,000)	(34,714,000)
Net gain on sales of mortgage loans held for sale	(713,000)	(404,000)
Net loss on sale and write-down of foreclosed assets	2,231,000	951,000
Recognition of unrealized gain on interest rate swaps	(1,550,000)	0
Earnings on bank owned life insurance policies	(1,020,000)	(1,308,000)
Net change in:
Accrued interest receivable	444,000	913,000
Other assets	(9,442,000)	(5,943,000)
Accrued expenses and other liabilities	(5,879,000)	(6,870,000)

Net cash from operating activities	4,443,000	2,142,000

Cash flows from investing activities
Loan and lease originations and payments, net	185,931,000	(89,450,000)
Proceeds from the sales of commercial loans	11,633,000	0
Purchases of:
Securities available for sale	(39,984,000)	(67,967,000)
Securities held to maturity	(1,025,000)	(226,000)
Federal Home Loan Bank stock	0	(5,948,000)
Proceeds from:
Maturities, calls and repayments of available for sale securities	41,286,000	60,426,000
Maturities, calls and repayments of held to maturity securities	3,520,000	1,535,000
Proceeds from the sale of foreclosed assets	3,824,000	4,897,000
Purchases of premises and equipment, net	(29,000)	(645,000)
Purchases of bank owned life insurance	(1,008,000)	(1,033,000)

Net cash from (for) investing activities	204,148,000	(98,411,000)

Cash flows from financing activities
Net increase (decrease) in time deposits	(161,088,000)	28,073,000
Net increase (decrease) in all other deposits	12,481,000	(43,541,000)
Net increase in securities sold under agreements to repurchase	8,434,000	8,521,000
Net decrease in federal funds purchased	0	(13,800,000)
Proceeds from Federal Home Loan Bank advances	5,000,000	186,500,000
Maturities of Federal Home Loan Bank advances	(50,000,000)	(81,500,000)
Net increase (decrease) in other borrowed money	(2,661,000)	15,380,000
Proceeds from issuance of preferred stock and common stock warrants, net	20,834,000	0
Employee stock purchase plan	43,000	60,000
Dividend reinvestment plan	9,000	34,000
Payment of cash dividends on preferred stock	(263,000)	0
Payment of cash dividends to common shareholders	(509,000)	(2,287,000)

Net cash from (for) financing activities	(167,720,000)	97,440,000

See accompanying notes to consolidated financial statements.

MERCANTILE BANK CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months	Nine Months
	Ended	Ended
	September 30, 2009	September 30, 2008
	(Unaudited)	(Unaudited)
Net change in cash and cash equivalents	40,871,000	1,171,000
Cash and cash equivalents at beginning of period	25,804,000	29,430,000

Cash and cash equivalents at end of period	$66,675,000	$30,601,000

Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest	$49,634,000	$63,503,000
Federal income tax	0	0
Noncash financing and investing activities:
Transfers from loans and leases to foreclosed assets	18,439,000	5,028,000
Preferred stock cash dividend accrued	134,000	0
See accompanying notes to consolidated financial statements.

MERCANTILE BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1.	SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation: The unaudited financial statements for the three and nine months ended September 30, 2009 include the consolidated results of operations of Mercantile Bank Corporation and its consolidated subsidiaries. These subsidiaries include Mercantile Bank of Michigan (“our bank”) and our bank’s three subsidiaries, Mercantile Bank Mortgage Company, LLC (“our mortgage company”), Mercantile Bank Real Estate Co., LLC (“our real estate company”), and Mercantile Insurance Center, Inc. (“our insurance center”). These consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and Item 303(b) of Regulation S-K and do not include all disclosures required by accounting principles generally accepted in the United States of America for a complete presentation of our financial condition and results of operations. In the opinion of management, the information reflects all adjustments (consisting only of normal recurring adjustments) which are necessary in order to make the financial statements not misleading and for a fair presentation of the results of operations for such periods. The results for the period ended September 30, 2009 should not be considered as indicative of results for a full year. For further information, refer to the consolidated financial statements and footnotes included in our annual report on Form 10-K for the year ended December 31, 2008.

We formed a business trust, Mercantile Bank Capital Trust I (“the trust”), in 2004 to issue trust preferred securities. We issued subordinated debentures to the trust in return for the proceeds raised from the issuance of the trust preferred securities. The trust is not consolidated, but instead we report the subordinated debentures issued to the trust as a liability.

We have evaluated subsequent events through November 6, 2009, the date the financial statements were issued.

Earnings Per Share: Basic earnings per share is based on the weighted average number of common shares and participating securities outstanding during the period. Diluted earnings per share include the dilutive effect of additional potential common shares issuable under our stock-based compensation plans and our common stock warrants, and are determined using the treasury stock method. Our unvested stock awards, which contain non-forfeitable rights to dividends whether paid or unpaid, are also included in the number of shares outstanding for both basic and diluted earnings per share calculations. In the event of a net loss, our unvested stock awards are excluded from the calculation of both basic and diluted earnings per share.

Due to our net loss, approximately 95,000 unvested restricted shares were not included in determining both basic and diluted earnings per share for the three months and nine months ended September 30, 2009. Approximately 57,000 unvested restricted shares were included in determining both basic and diluted earnings per share for the three months ended September 30, 2008, but were not included in determining both basic and diluted earnings per share for the nine months ended September 30, 2008 due to the net loss recorded during that period. In addition, stock options and stock warrants for approximately 298,000 and 616,000 shares of common stock, respectively, were antidilutive and were not included in determining diluted earnings per share for the three and nine months ended September 30, 2009. Stock options for approximately 263,000 and 319,000 shares of common stock were antidilutive and were not included in determining diluted earnings per share for the three and nine months ended September 30, 2008, respectively. Weighted average diluted common shares outstanding equals the weighted average common shares outstanding during the three and nine month periods ended September 30, 2009 and the nine month period ended September 30, 2008 due to the net losses recorded during those time periods.

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

Adoption of New Accounting Standards: In June 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2009-01, Topic 105 — Generally Accepted Accounting Principles — FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles (formerly Statement No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles — a replacement of FASB Statement No. 162). ASU No. 2009-01 establishes the FASB Accounting Standards Codification (“Codification”) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with generally accepted accounting principles in the United States (“U.S. GAAP”). All guidance contained in the Codification carries an equal level of authority. The Codification does not change current U.S. GAAP but is intended to simplify user access to all authoritative U.S. GAAP by providing all of the authoritative literature related to a particular topic in one place. All existing accounting standard documents are superseded and all other accounting literature not included in the Codification is considered nonauthoritative. The Codification is effective for interim or annual reporting periods ending after September 15, 2009. We made the appropriate changes to U.S. GAAP references in our financial statements.

In December 2007, the FASB issued a new standard now codified in Accounting Standards Codification (“ASC”) 805, Business Combinations (formerly Statement No. 141(R), Business Combinations), to further enhance the accounting and financial reporting related to business combinations. This standard establishes principles and requirements for how the acquirer in a business combination (1) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any controlling interest in the acquiree, (2) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase, and (3) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. This standard applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Therefore, the effects of the adoption of this standard will depend upon the extent and magnitude of acquisitions after December 31, 2008. The adoption of this standard has had no impact on our results of operations or financial position.

MERCANTILE BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1.	SIGNIFICANT ACCOUNTING POLICIES (Continued)

In September 2006, the FASB issued a new standard now codified in ASC 820, Fair Value Measurements and Disclosures (formerly Statement No. 157, Fair Value Measurements), which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. This standard applies to other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. The standard does not require any new fair value measurements and was originally effective beginning January 1, 2008, but was subsequently deferred until January 1, 2009 for nonfinancial assets and nonfinancial liabilities except those items recognized or disclosed at fair value on an annual or more frequently recurring basis. We applied the fair value measurement and disclosure provisions of the new standard to nonfinancial assets and nonfinancial liabilities effective January 1, 2009. The application of the new standard was not material to our results of operations or financial position, although it did result in additional disclosures included in Note 11 relating to nonfinancial assets.

In March 2008, the FASB issued a new standard now codified in ASC 815, Derivatives and Hedging (formerly Statement No. 161, Disclosures About Derivative Instruments and Hedging Activities - an Amendment of FASB Statement No. 133). This standard expands disclosure requirements regarding an entity’s derivative instruments and hedging activities. Expanded qualitative disclosures that are required under this standard include: (1) how and why an entity uses derivative instruments; (2) how derivative instruments and related hedged items are accounted for under ASC 815; and (3) how derivative instruments and related hedged items affect an entity’s financial statements. This standard was adopted January 1, 2009 and did not have an effect on our disclosures as we have had no derivative instruments outstanding during the current year.

In early April 2009, the FASB issued the following additional guidance now codified in the ASC’s listed below (formerly listed as the FSPs below), that is intended to provide additional guidance and require additional disclosures relating to fair value measurements and other-than-temporary impairment (“OTTI”) on an interim and/or annual basis:
•	FSP No. FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly, codified in ASC 820, Fair Value Measurements and Disclosures. This guidance provides additional direction for estimating fair value when the volume and level of activity for the asset or liability have significantly decreased as well as guidance on identifying circumstances that indicate a transaction is not orderly. Our adoption of this new standard during the quarter ended June 30, 2009 had no impact on our results of operations or financial position, although additional disclosures were required.

MERCANTILE BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1.	SIGNIFICANT ACCOUNTING POLICIES (Continued)
•	FSP No. FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments, codified in ASC 320, Investments — Debt and Equity Securities. This guidance, which applies to debt securities, is intended to provide greater clarity to investors about the credit and noncredit components of an OTTI event and to more effectively communicate when an OTTI event has occurred. It defines the credit component of an OTTI charge as the difference between the present value of the cash flows expected to be collected and the amortized cost basis of the debt security. When an entity does not intend to sell the security and it is more likely than not that the entity will not have to sell the security before recovery of its cost basis, it will recognize the credit component of an OTTI charge in earnings and the remaining portion in other comprehensive income. In addition, it requires additional disclosures about investment securities on an interim basis. Our adoption of this guidance during the quarter ended June 30, 2009 had no impact on our results of operations or financial position, although additional disclosures were required.

•	FSP No. FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments, codified in ASC 825, Financial Instruments. This guidance requires disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies in addition to annual reporting periods. It also requires disclosure of the method(s) and significant assumptions used to estimate the fair value of financial instruments and changes in method(s) and significant assumptions, if any, during the period. Our adoption of this guidance during the quarter ended June 30, 2009 had no impact on our results of operations or financial position, although additional disclosures were required.
In June 2008, the FASB issued new guidance now codified in ASC 260, Earnings Per Share (formerly FSP EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities). This guidance provides that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents, whether paid or unpaid, are participating securities and are required to be included in the computation of earnings per share pursuant to the two-class method described in ASC 260. The two-class method of computing earnings per share includes an earnings allocation formula that determines earnings per share for common stock and any participating securities according to dividends declared, whether paid or unpaid, and participation rights in undistributed earnings. All prior period earnings per share data presented is required to be adjusted retrospectively to conform with the provisions of this new guidance. Adoption of this guidance had no impact on our third quarter or year-to-date 2009 or 2008 earnings per share.

In May 2009, the FASB issued a new standard now codified in ASC 855, Subsequent Events (formerly SFAS No. 165, Subsequent Events), which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before the financial statements are issued or are available to be issued. It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date. It is effective for interim or annual financial periods ending after June 15, 2009. The adoption of this standard did not have any impact on our results of operations or financial position.

MERCANTILE BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1.	SIGNIFICANT ACCOUNTING POLICIES (Continued)

In June 2009, the FASB issued Statement No. 166, Accounting for Transfers of Financial Assets, an amendment of FASB Statement No. 140 (“Statement No. 166”). Statement No. 166 amends the guidance on accounting for transfers of financial assets, including securitization transactions, where entities have continued exposure to risks related to transferred financial assets. Statement No. 166 also expands the disclosure requirements for such transactions. Statement No. 166 is currently not included in the Codification. It is effective as of the beginning of the first annual reporting period that begins after November 15, 2009. We are currently evaluating the impact of this standard on our financial statements.

2.	SECURITIES

The amortized cost, fair value of available for sale securities and the related pre-tax gross unrealized gains and losses recognized in accumulated other comprehensive income (loss) are as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
September 30, 2009
U.S. Government agency debt obligations	$70,966,000	$638,000	$(983,000)	$70,621,000
Mortgage-backed securities	65,476,000	2,680,000	(4,000)	68,152,000
Michigan Strategic Fund bonds	20,685,000	0	0	20,685,000
Mutual funds	1,414,000	8,000	0	1,422,000

	$158,541,000	$3,326,000	$(987,000)	$160,880,000

December 31, 2008
U.S. Government agency debt obligations	$61,511,000	$1,264,000	$(393,000)	$62,382,000
Mortgage-backed securities	74,702,000	2,324,000	0	77,026,000
Michigan Strategic Fund bonds	22,105,000	0	0	22,105,000
Mutual fund	1,175,000	0	(19,000)	1,156,000

	$159,493,000	$3,588,000	$(412,000)	$162,669,000

MERCANTILE BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
2.	SECURITIES (Continued)

The carrying amount, unrecognized gains and losses, and fair value of securities held to maturity were as follows:

		Gross	Gross
	Carrying	Unrealized	Unrealized	Fair
	Amount	Gains	Losses	Value
September 30, 2009
Municipal general obligation bonds	$52,490,000	$1,838,000	$(18,000)	$54,310,000
Municipal revenue bonds	9,437,000	314,000	(6,000)	9,745,000

	$61,927,000	$2,152,000	$(24,000)	$64,055,000

December 31, 2008
Municipal general obligation bonds	$56,893,000	$1,133,000	$(351,000)	$57,675,000
Municipal revenue bonds	7,544,000	175,000	(13,000)	7,706,000

	$64,437,000	$1,308,000	$(364,000)	$65,381,000

Securities with unrealized losses at September 30, 2009 and December 31, 2008, aggregated by investment category and length of time that individual securities have been in a continuous loss position, are as follows:

	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Loss	Value	Loss	Value	Loss
September 30, 2009
U.S. Government agency debt obligations	$21,758,000	$(810,000)	$9,815,000	$(173,000)	$31,573,000	$(983,000)
Mortgage-backed securities	1,217,000	(4,000)	0	0	1,217,000	(4,000)
Michigan Strategic Fund bonds	0	0	0	0	0	0
Mutual funds	0	0	0	0	0	0
Municipal general obligation bonds	0	0	610,000	(18,000)	610,000	(18,000)
Municipal revenue bonds	234,000	(6,000)	0	0	234,000	(6,000)

	$23,209,000	$(820,000)	$10,425,000	$(191,000)	$33,634,000	$(1,011,000)

MERCANTILE BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
2.	SECURITIES (Continued)

	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Loss	Value	Loss	Value	Loss
December 31, 2008
U.S. Government agency debt obligations	$20,588,000	$(387,000)	$1,994,000	$(6,000)	$22,582,000	$(393,000)
Mortgage-backed securities	0	0	0	0	0	0
Michigan Strategic Fund bonds	0	0	0	0	0	0
Mutual fund	0	0	1,156,000	(19,000)	1,156,000	(19,000)
Municipal general obligation bonds	3,547,000	(76,000)	10,852,000	(275,000)	14,399,000	(351,000)
Municipal revenue bonds	307,000	(1,000)	794,000	(12,000)	1,101,000	(13,000)

	$24,442,000	$(464,000)	$14,796,000	$(312,000)	$39,238,000	$(776,000)

We evaluate securities for other-than-temporary impairment at least on a quarterly basis. Consideration is given to the length of time and the extent to which the fair value has been less than cost, the financial condition and near-term prospects of the issuer, and the intent and ability we have to retain our investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value. Effective in the second quarter of 2009, with the adoption of new fair value guidance (see Note 1), for those debt securities whose fair value is less than their amortized cost basis, we also consider our intent to sell the security, whether it is more likely than not that we will be required to sell the security before recovery and if we do not expect to recover the entire amortized cost basis of the security. In analyzing an issuer’s financial condition, we may consider whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred and the results of reviews of the issuer’s financial condition.
There were eight U.S. Government agency debt obligations and three municipal general obligation bonds in a continuous loss position for 12 months or more at September 30, 2009. At September 30, 2009, 29 debt securities with a fair value totaling $33.6 million have unrealized losses with aggregate depreciation of $1.0 million, or 0.5% from the amortized cost basis of total securities. At September 30, 2009, 326 debt securities and a mutual fund with a fair value totaling $167.4 million have unrealized gains with aggregate appreciation of $5.5 million, or 2.5% from the amortized cost basis of total securities. After we considered whether the securities were issued by the federal government or its agencies and whether downgrades by bond rating agencies had occurred, we determined that unrealized losses were due to changing interest rate environments. As we do not intend to sell our debt securities before recovery of their cost basis and we believe it is more likely than not that we will not have to sell our debt securities before recovery of the cost basis, no declines are deemed to be other-than-temporary.

MERCANTILE BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
2.	SECURITIES (Continued)

The amortized cost and fair values of debt securities at September 30, 2009, by contractual maturity, are shown below. The contractual maturity is utilized below for U.S. Government agency debt obligations and municipal bonds. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment fees. Securities not due at a single maturity date, primarily mortgage-backed securities, are shown separately.

The maturities of securities and their weighted average yields at September 30, 2009 are also shown in the following table. The yields for municipal securities are shown at their tax equivalent yield.

	Held-to-Maturity			Available-for-Sale
	Weighted			Weighted
	Average	Carrying	Fair	Average	Amortized	Fair
	Yield	Amount	Value	Yield	Cost	Value
Due in 2009	6.38%	$1,185,000	$1,189,000	NA	$0	$0
Due in 2010 through 2014	6.66	12,324,000	12,822,000	4.86%	5,979,000	6,370,000
Due in 2015 through 2019	6.48	14,601,000	15,128,000	4.90	12,484,000	12,588,000
Due in 2020 and beyond	6.36	33,817,000	34,916,000	5.09	52,503,000	51,663,000
Mortgage-backed securities	NA	0	0	5.14	65,476,000	68,152,000
Michigan Strategic Fund bonds	NA	0	0	3.06	20,685,000	20,685,000
Mutual funds	NA	0	0	3.22	1,414,000	1,422,000

	6.45%	$61,927,000	$64,055,000	4.81%	$158,541,000	$160,880,000

During the first nine months of 2009 and the years ended December 31, 2008, and 2007, there were no securities sold.

At September 30, 2009, and December 31, 2008, the amortized cost of securities issued by the State of Michigan and all its political subdivisions totaled $61.9 million and $64.4 million, with an estimated market value of $64.1 million and $65.4 million, respectively. Total securities of any other specific issuer, other than the U.S. Government and its agencies, did not exceed 10% of shareholders’ equity.

The carrying value of securities that are pledged to secure repurchase agreements and other deposits was $132.7 million and $124.2 million at September 30, 2009, and December 31, 2008, respectively. In addition, substantially all of our municipal bonds have been pledged to the Discount Window of the Federal Reserve Bank of Chicago. Investments in Federal Home Loan Bank stock are restricted and may only be resold, or redeemed by, the issuer.

MERCANTILE BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
3.	LOANS AND LEASES

Our total loans and leases at September 30, 2009 were $1,614.2 million compared to $1,856.9 million at December 31, 2008, a decrease of $242.7 million, or 13.1%. The components of our outstanding balances at September 30, 2009 and December 31, 2008, and the percentage change in loans and leases from the end of 2008 to the end of the third quarter 2009, are as follows:

					Percent
	September 30, 2009		December 31, 2008		Increase
	Balance	%	Balance	%	(Decrease)
Real Estate:
Construction and land development	$200,911,000	12.4%	$263,392,000	14.1%	(23.7)%
Secured by 1-4 family properties	131,159,000	8.2	140,776,000	7.6	(6.8)
Secured by multi-family properties	48,968,000	3.0	47,365,000	2.6	3.4
Secured by nonresidential properties	831,424,000	51.5	881,350,000	47.5	(5.7)
Commercial	394,574,000	24.4	516,201,000	27.8	(23.6)
Leases	1,190,000 0.	1	1,985,000	0.1	(40.1)
Consumer	6,000,000	0.4	5,846,000	0.3	2.6

Total loans and leases	$1,614,226,000	100.0%	$1,856,915,000	100.0%	(13.1)%

4.	ALLOWANCE FOR LOAN AND LEASE LOSSES

The following is a summary of the change in our allowance for loan and lease losses account for the three and nine months ended September 30:

	Three months ended		Nine months ended
	September 30,	September 30,	September 30,	September 30,
	2009	2008	2009	2008
Beginning balance	$32,605,000	$31,881,000	$27,108,000	$25,814,000
Charge-offs	(11,545,000)	(4,462,000)	(28,396,000)	(14,030,000)
Recoveries	583,000	192,000	1,031,000	527,000
Provision for loan and lease losses	11,800,000	1,900,000	33,700,000	17,200,000

Balance at September 30	$33,443,000	$29,511,000	$33,443,000	$29,511,000

MERCANTILE BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
5.	PREMISES AND EQUIPMENT — NET

Premises and equipment are comprised of the following:

	September 30,	December 31,
	2009	2008
Land and improvements	$8,531,000	$8,538,000
Buildings and leasehold improvements	24,515,000	24,888,000
Furniture and equipment	12,519,000	12,484,000

	45,565,000	45,910,000
Less: accumulated depreciation	15,318,000	13,576,000

Premises and equipment, net	$30,247,000	$32,334,000

Depreciation expense totaled $0.6 million during the third quarter of 2009, compared to $0.7 million during the third quarter of 2008. Depreciation expense totaled $2.0 million during the first nine months of 2009 and 2008.
6.	DEPOSITS

Our total deposits at September 30, 2009 were $1,451.0 million compared to $1,599.6 million at December 31, 2008, a decrease of $148.6 million, or 9.3%. The components of our outstanding balances at September 30, 2009 and December 31, 2008, and percentage change in deposits from the end of 2008 to the end of the third quarter 2009, are as follows:

					Percent
	September 30, 2009		December 31, 2008		Increase
	Balance	%	Balance	%	(Decrease)
Noninterest-bearing demand	$108,509,000	7.5%	$110,712,000	6.9%	(2.0)%
Interest-bearing checking	67,033,000	4.6	50,248,000	3.1	33.4
Money market	31,169,000	2.1	24,886,000	1.6	25.2
Savings	41,559,000	2.9	49,943,000	3.1	(16.8)
Time, under $100,000	103,726,000	7.1	49,991,000	3.1	107.5
Time, $100,000 and over	304,013,000	21.0	184,573,000	11.6	64.7

	656,009,000	45.2	470,353,000	29.4	39.5
Out-of-area time, under $100,000	71,295,000	4.9	128,948,000	8.1	(44.7)
Out-of-area time, $100,000 and over	723,664,000	49.9	1,000,274,000	62.5	(27.7)

	794,959,000	54.8	1,129,222,000	70.6	(29.6)

Total deposits	$1,450,968,000	100.0%	$1,599,575,000	100.0%	(9.3)%

MERCANTILE BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
7.	SHORT-TERM BORROWINGS

Information relating to our securities sold under agreements to repurchase follows:

	Nine Months Ended	Twelve Months Ended
	September 30, 2009	December 31, 2008
Outstanding balance at end of period	$102,847,000	$94,413,000
Average interest rate at end of period	1.89%	1.96%

Average balance during the period	$94,703,000	$93,149,000
Average interest rate during the period	1.95%	2.04%

Maximum month end balance during the period	$109,585,000	$105,986,000
Securities sold under agreements to repurchase (“repurchase agreements”) generally have original maturities of less than one year. Repurchase agreements are treated as financings, and the obligations to repurchase securities sold are reflected as liabilities. Securities involved with the agreements are recorded as assets of our bank and are held in safekeeping by correspondent banks. Repurchase agreements are offered principally to certain large deposit customers. Repurchase agreements were secured by securities with a market value of $115.3 million and $106.5 million as of September 30, 2009 and December 31, 2008, respectively.

8.	FEDERAL HOME LOAN BANK ADVANCES

Our outstanding balances at September 30, 2009 totaled $225.0 million and mature at varying dates from October 2009 through January 2014, with fixed rates of interest from 2.95% to 4.71% and averaging 3.57%. At December 31, 2008, outstanding balances totaled $270.0 million with maturities ranging from January 2009 through December 2013 and fixed rates of interest from 2.95% to 5.30% and averaging 3.79%.

Each advance is payable at its maturity date and is subject to a prepayment fee if paid prior to the maturity date. The advances are collateralized by residential mortgage loans, first mortgage liens on multi-family residential property loans, first mortgage liens on commercial real estate property loans, and substantially all other assets of our bank, under a blanket lien arrangement. Our borrowing line of credit as of September 30, 2009 totaled about $296.0 million, with availability approximating $63.0 million.

Maturities of FHLB advances currently outstanding during the next 60 months are:

2009	$20,000,000
2010	65,000,000
2011	85,000,000
2012	40,000,000
2013	10,000,000
2014	5,000,000

MERCANTILE BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
9.	COMMITMENTS AND OFF-BALANCE-SHEET RISK

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

These instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized, if any, in the balance sheet. Our bank’s maximum exposure to loan loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual notional amount of those instruments. Our bank uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments. Collateral, such as accounts receivable, securities, inventory, and property and equipment, is generally obtained based on management’s credit assessment of the borrower. If required, estimated loss exposure resulting from these instruments is expensed and recorded as a liability. The balance of the liability account was $0.0 million as of September 30, 2009 and $0.5 million as of December 31, 2008.

A summary of the contractual amounts of our financial instruments with off-balance-sheet risk at September 30, 2009 and December 31, 2008 follows:

	September 30,	December 31,
	2009	2008
Commercial unused lines of credit	$214,399,000	$323,785,000
Unused lines of credit secured by 1-4 family residential properties	24,801,000	30,658,000
Credit card unused lines of credit	8,755,000	9,413,000
Other consumer unused lines of credit	4,008,000	4,881,000
Commitments to extend credit	6,763,000	10,959,000
Standby letters of credit	40,064,000	51,439,000

Total loan and lease commitments	$298,790,000	$431,135,000

MERCANTILE BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
9.	COMMITMENTS AND OFF-BALANCE-SHEET RISK (Continued)

Certain of our commercial loan customers have entered into interest rate swap agreements directly with our correspondent banks. To assist our commercial loan customers in these transactions, and to encourage our correspondent banks to enter into the interest rate swap transactions with minimal credit underwriting analyses on their part, we have entered into risk participation agreements with the correspondent banks whereby we agree to make payments to the correspondent banks owed by our commercial loan customers under the interest rate swap agreement in the event that our commercial loan customers do not make the payments. We are not a party to the interest rate swap agreements under these arrangements. As of September 30, 2009, the total notional amount of the underlying interest rate swap agreements was $56.3 million, with a net fair value from our commercial loan customers’ perspective of negative $5.0 million. Payments made during 2008 and the first nine months of 2009 in regards to the risk participation agreements totaled $236,000; however, we believe the affected customer will reimburse us for such payments and therefore have recorded no valuation allowance for our receivable from this customer and have accrued no liability for potential future payments. These risk participation agreements are considered financial guarantees in accordance with applicable accounting guidance and are therefore recorded as liabilities at fair value, generally equal to the fees collected at the time of their execution. These liabilities are accreted into income during the term of the interest rate swap agreements, generally ranging from four to fifteen years.

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

On October 30, 2008, we terminated all of our interest rate swaps. The termination coincided with our decision to not lower our prime rate in association with the Federal Open Market Committee’s reduction of the targeted federal funds rate by 50 basis points on October 29, 2008. Virtually all of our prime rate-based commercial floating rate loans are tied to the Mercantile Bank Prime Rate, while our interest rate swaps utilized the Wall Street Journal Prime Rate. The resulting difference negatively impacted the effectiveness of our interest rate swaps, so we believed it was prudent to terminate them. The aggregate fair value of the interest rate swaps on October 30, 2008 was $2.4 million, which is being accreted into interest income on loans and leases based on the original term of the interest rate swaps. The remaining accretion at September 30, 2009 is as follows: $250,000 during the fourth quarter of 2009; and $100,000 during the first quarter of 2010. During the first nine months of 2009, $1.5 million was accreted into interest income on loans and leases.

11.	FAIR VALUES MEASUREMENTS

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. A fair value measurement assumes that the transaction to sell the asset or transfer the liability occurs in the principal market for the asset or liability, or in the absence of a principal market, the most advantageous market for the asset or liability. The price of the principal (or most advantageous) market used to measure the fair value of the asset or liability is not adjusted for transaction costs. An orderly transaction is a transaction that assumes exposure to the market for a period prior to the measurement date to allow for marketing activities that are usual and customary for transactions involving such assets and liabilities; it is not a forced transaction. Market participants are buyers and sellers in the principal market that are (i) independent, (ii) knowledgeable, (iii) able to transact and (iv) willing to transact.

We are required to use valuation techniques that are consistent with the market approach, the income approach and/or the cost approach. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets and liabilities. The income approach uses valuation techniques to convert future amounts, such as cash flows or earnings, to a single present amount on a discounted basis. The cost approach is based on the amount that currently would be required to replace the service capacity of an asset (replacement cost). Valuation techniques should be consistently applied. Inputs to valuation techniques refer to the assumptions that market participants would use in pricing the asset or liability. Inputs may be observable, meaning those that reflect the assumptions market participants would use in pricing the asset or liability based on market data obtained from independent sources, or unobservable, meaning those that reflect our own assumptions about the assumptions market participants would use in pricing the asset or liability based on the best information available in the circumstances. In that regard, we utilize a fair value hierarchy for valuation inputs that gives the highest priority to quoted prices in active markets for identical assets or liabilities and the lowest priority to unobservable inputs. The fair value hierarchy is as follows:

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

Mortgage loans held for sale. Mortgage loans held for sale are carried at the lower of cost or fair value and are measured on a nonrecurring basis. Fair value is based on independent quoted market prices, where applicable, or the prices for other mortgage whole loans with similar characteristics. As of September 30, 2009, we determined that the fair value of our mortgage loans held for sale was similar to the cost; therefore, we carried the $1.2 million of such loans at cost so they are not included in the nonrecurring table below.

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

Derivatives. For interest rate swaps, we measure fair value utilizing models that use primarily market observable inputs, such as yield curves and option volatilities, and accordingly, are classified as Level 2. We had no interest rate swaps contracts outstanding as of September 30, 2009 or December 31, 2008.

MERCANTILE BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
11.	FAIR VALUES MEASUREMENTS (Continued)

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The balances of assets and liabilities measured at fair value on a recurring basis as of September 30, 2009 are as follows:

Quoted
Prices in
		Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Securities available for sale	$160,880,000	$0	$160,880,000	$0

Total	$160,880,000	$0	$160,880,000	$0

The balances of assets and liabilities measured at fair value on a recurring basis as of December 31, 2008 are as follows:

Quoted
Prices in
		Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Securities available for sale	$162,669,000	$0	$162,669,000	$0

Total	$162,669,000	$0	$162,669,000	$0

We had no assets or liabilities measured at Levels 1 or 3 on a recurring basis as of December 31, 2008 or during the first nine months of 2009.

MERCANTILE BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
11.	FAIR VALUES MEASUREMENTS (Continued)

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

The balances of assets and liabilities measured at fair value on a nonrecurring basis as of September 30, 2009 are as follows:

		Quoted
		Prices in
		Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Impaired loans (1)	$54,289,000	$0	$54,289,000	$0
Foreclosed assets (1)	19,523,000	0	19,523,000	0

Total	$73,812,000	$0	$73,812,000	$0

The balances of assets and liabilities measured at fair value on a nonrecurring basis as of December 31, 2008 are as follows:

Quoted
Prices in
		Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Impaired loans (1)	$37,197,000	$0	$37,197,000	$0

Total	$37,197,000	$0	$37,197,000	$0

(1)	Represents carrying value and related write-downs for which adjustments are based on the estimated value of the property or other assets.

MERCANTILE BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
12.	FAIR VALUES OF FINANCIAL INSTRUMENTS

Carrying amount and estimated fair values of financial instruments were as follows as of September 30, 2009 and December 31, 2008:

	September 30, 2009		December 31, 2008
	Carrying	Fair	Carrying	Fair
	Values	Values	Values	Values
Financial assets
Cash and cash equivalents	$66,675,000	$66,675,000	$25,804,000	$25,804,000
Securities available for sale	160,880,000	160,880,000	162,669,000	162,669,000
Securities held to maturity	61,927,000	64,055,000	64,437,000	65,381,000
Federal Home Loan Bank stock	15,681,000	15,681,000	15,681,000	15,681,000
Loans, net	1,580,783,000	1,598,754,000	1,829,807,000	1,872,141,000
Bank owned life insurance policies	44,490,000	44,490,000	42,462,000	42,462,000
Accrued interest receivable	8,069,000	8,069,000	8,513,000	8,513,000

Financial liabilities
Deposits	1,450,968,000	1,459,040,000	1,599,575,000	1,610,953,000
Securities sold under agreements to repurchase	102,847,000	102,847,000	94,413,000	94,413,000
Federal Home Loan Bank advances	225,000,000	227,378,000	270,000,000	274,847,000
Subordinated debentures	32,990,000	32,849,000	32,990,000	31,100,000
Accrued interest payable	8,570,000	8,570,000	15,245,000	15,245,000
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
Current accounting pronouncements require disclosure of the estimated fair value of financial instruments as disclosed in Note 11. Given the current market conditions, a portion of our loan portfolio is not readily marketable and market prices do not exist. We have not attempted to market our loans to potential buyers, if any exist, to determine the fair value of those instruments. Since negotiated prices in illiquid markets depend upon the then present motivations of the buyer and seller, it is reasonable to assume that actual sales prices could vary widely from any estimate of fair value made without the benefit of negotiations. Additionally, changes in market interest rates can dramatically impact the value of financial instruments in a short period of time. Accordingly, the fair value measurements for loans included in the table above are unlikely to represent the instruments’ liquidation values.

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
The prompt corrective action regulations provide five classifications, including well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized, although these terms are not used to represent overall financial condition. If an institution is not well capitalized, regulatory approval is required to accept brokered deposits. Subject to limited exceptions, no institution may make a capital distribution if, after making the distribution, it would be undercapitalized. If an institution is undercapitalized, it is subject to being closely monitored by its principal federal regulator, its asset growth and expansion are restricted, and plans for capital restoration are required. In addition, further specific types of restrictions may be imposed on the institution at the discretion of the federal regulator. At September 30, 2009 and December 31, 2008, our bank was in the well capitalized category under the regulatory framework for prompt corrective action. There are no conditions or events since September 30, 2009 that we believe have changed our bank’s categorization.
Our actual capital levels (dollars in thousands) and minimum required levels were:

					Minimum Required
					to be Well
			Minimum Required		Capitalized Under
			for Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Regulations
	Amount	Ratio	Amount	Ratio	Amount	Ratio
September 30, 2009
Total capital (to risk weighted assets)
Consolidated	$220,198	12.0%	$147,068	8.0%	$NA	NA
Bank	215,299	11.7	146,661	8.0	183,326	10.0%
Tier 1 capital (to risk weighted assets)
Consolidated	197,089	10.7	73,534	4.0	NA	NA
Bank	192,253	10.5	73,331	4.0	109,996	6.0
Tier 1 capital (to average assets)
Consolidated	197,089	9.7	81,278	4.0	NA	NA
Bank	192,253	9.5	81,087	4.0	101,359	5.0

MERCANTILE BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
13.	REGULATORY MATTERS (Continued)

					Minimum Required
					to be Well
			Minimum Required		Capitalized Under
			for Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Regulations
	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2008
Total capital (to risk weighted assets)
Consolidated	$229,307	10.9%	$167,836	8.0%	$NA	NA
Bank	226,034	10.8	167,480	8.0	209,350	10.0%
Tier 1 capital (to risk weighted assets)
Consolidated	203,072	9.7	83,918	4.0	NA	NA
Bank	199,853	9.6	83,740	4.0	125,610	6.0
Tier 1 capital (to average assets)
Consolidated	203,072	9.2	88,577	4.0	NA	NA
Bank	199,853	9.0	88,413	4.0	110,516	5.0
Our consolidated capital levels as of September 30, 2009 and December 31, 2008 include $32.0 million of trust preferred securities issued by the trust in September 2004 and December 2004 subject to certain limitations. Under applicable Federal Reserve guidelines, the trust preferred securities constitute a restricted core capital element. The guidelines provide that the aggregate amount of restricted core elements that may be included in our Tier 1 capital must not exceed 25% of the sum of all core capital elements, including restricted core capital elements, net of goodwill less any associated deferred tax liability. As of September 30, 2009 and December 31, 2008, all $32.0 million of the trust preferred securities were included as Tier 1 capital.
Our consolidated and bank capital levels as of September 30, 2009 were negatively impacted by our net deferred tax asset not qualifying for inclusion in the Tier 1 capital. In determining the amount of net deferred tax asset that does qualify, an analysis of historical taxable income as well as projected taxable income for the next twelve months is performed at each quarter-end. At September 30, 2009, it was determined that $10.4 million and $10.2 million of our consolidated and bank net deferred tax asset did not qualify for inclusion in Tier 1 capital, respectively. At December 31, 2008, all of our consolidated and bank net deferred tax asset qualified for inclusion in Tier 1 capital.
Our and our bank’s ability to pay cash and stock dividends on our common stock is subject to limitations under various laws and regulations and to prudent and sound banking practices. On January 8, 2009, we declared a $0.04 per share cash dividend on our common stock, which was paid on March 10, 2009 to record holders as of February 10, 2009. On April 9, 2009, we declared a $0.01 per share cash dividend on our common stock, which was paid on June 10, 2009 to record holders as of May 8, 2009. On July 16, 2009, we declared a $0.01 per share cash dividend on our common stock, which was paid on September 10, 2009 to record holders as of August 10, 2009. On October 15, 2009, we declared a $0.01 per share cash dividend on our common stock, which is payable on December 10, 2009 to record holders as of November 10, 2009. Because we had a retained deficit at the time of the declarations, the cash dividends were recorded as a reduction of our common stock account.

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
Introduction
The following discussion compares the financial condition of Mercantile Bank Corporation and its consolidated subsidiaries, Mercantile Bank of Michigan (“our bank”), our bank’s three subsidiaries, Mercantile Bank Mortgage Company, LLC (“our mortgage company”), Mercantile Bank Real Estate Co., LLC (“our real estate company”) and Mercantile Insurance Center, Inc. (“our insurance center”), at September 30, 2009 to December 31, 2008 and the results of operations for the three and nine months ended September 30, 2009 and September 30, 2008. This discussion should be read in conjunction with the interim consolidated financial statements and footnotes included in this report. Unless the text clearly suggests otherwise, references in this report to “us,” “we,” “our,” or “the company” include Mercantile Bank Corporation and its consolidated subsidiaries referred to above.
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
Income Tax Accounting: ASC 740, Income Taxes, requires that companies assess whether a valuation allowance should be established against deferred tax assets based on the consideration of all available evidence using a “more likely than not” standard. Accordingly, we reviewed our deferred tax assets and determined that no valuation allowance was necessary at September 30, 2009.
In making decisions regarding any valuation allowance, we consider both positive and negative evidence and analyze changes in near-term market conditions, as well as other factors which may impact future operating results. Significant weight is given to evidence that can be objectively verified. Our significant negative evidence is our operating loss for 2008 and the first nine months of 2009, which puts us in a cumulative pre-tax loss position over the last three years, combined with a challenging economic environment and uncertainty in the timing of a meaningful economic recovery. Our positive evidence includes our: 1) history of strong earnings performance prior to 2008; 2) aggressive nature in identifying, administering and accounting for problem assets; 3) well capitalized regulatory capital position; 4) rapidly improving net interest margin; 5) substantial decline in wholesale funding reliance which in large part is due to a significant increase in local deposits; 6) decisions made that have lead to reduced salary, benefit, occupancy, furniture and equipments costs; and 7) cautiously optimistic expectations regarding future taxable income.

MERCANTILE BANK CORPORATION
Future realization of our deferred tax assets is highly dependent upon our forecasts of taxable income. While such forecasts cannot be guaranteed, we believe they have been developed in a conservative manner in regards to net interest margin expectations and the impact of potential further credit deterioration on provisions to our allowance. We expect our regulatory capital ratios to remain well above required minimums, thus ensuring our economic viability and ability to realize our deferred tax assets. The deferred tax assets will be analyzed quarterly for changes affecting realizability, and there can be no assurance that a valuation allowance will not be necessary in future periods.
Financial Overview
Our earnings performance has been negatively impacted by substantial provisions to the allowance. Ongoing state, regional and national economic struggles have negatively impacted some of our borrowers’ cash flows and underlying collateral values, leading to increased nonperforming assets, higher loan charge-offs and increased overall credit risk within our loan portfolio. We continue to work with our borrowers to develop constructive dialogue to strengthen our relationships and enhance our ability to resolve complex issues; however, with the environment for the banking industry likely to remain stressed until economic conditions improve, credit quality will continue to be our major concern. We will remain vigilant in the identification and administration of problem assets, but provisions to the allowance will likely remain above historical levels, dampening future earnings performance.
Our earnings performance also reflects positive steps we have taken to not only partially mitigate the impact of deteriorating asset quality in the near term, but to benefit us on a longer term basis as well. First, our net interest margin has been expanding throughout 2009 as we replace maturing high-rate deposits with lower-cost funds, while at the same time our commercial loan pricing initiatives have offset the negative impact of an increase in nonaccrual loans. Despite a substantial reduction in total loans, our net interest income has increased due to the higher net interest margin, and we expect our net interest margin to improve further over the next few quarters. Next, our regulatory capital ratios have also increased, as the sale of preferred stock under the Treasury’s Capital Purchase Program and the reduction of loans outstanding have more than offset the impact of recording a net loss. In addition, we have seen strong increases in local deposits, reflecting the successful implementation of various initiatives, campaigns and product enhancements. The local deposit growth, combined with the reduction of loans outstanding, has provided for a substantial reduction of, and reliance on, wholesale funds. Lastly, we are starting to see the positive effect of our branch consolidation and other overhead cost reduction initiatives, as we continue to make strides to reduce controllable noninterest expense.
Financial Condition
During the first nine months of 2009, our total assets decreased from $2,208.0 million on December 31, 2008, to $2,017.4 million on September 30, 2009. This represents a decrease in total assets of $190.6 million, or 8.6%. The decline in total assets was comprised primarily of a $242.7 million decrease in total loans and leases and a reduction of $4.3 million in securities, partially offset by a $40.9 million increase in cash and cash equivalents. The reduction in total assets provided for a $148.6 million decline in deposits and a decrease of $45.0 million in Federal Home Loan Bank advances, partially offset by an $8.4 million increase in securities sold under agreements to repurchase (“repurchase agreements”).

MERCANTILE BANK CORPORATION
Commercial loans and leases decreased by $233.2 million during the first nine months of 2009, and at September 30, 2009 totaled $1,477.1 million, or 91.5% of the total loan and lease portfolio. This decline reflects the slowdown in business activity in our markets and the impact of a concerted effort on our part to reduce exposure to certain non-owner occupied commercial real estate (“CRE”) and automotive-related businesses. The biggest decline occurred in the commercial and industrial (“C&I”) loan portfolio, where usage of commercial lines of credit was reduced by about $105.0 million, in large part reflecting the slowdown in business activity and a corresponding reduction in accounts receivable and inventory financings. We would expect to see an increase in commercial line of credit usage when economic conditions improve. Our systematic approach to reducing our exposure to certain CRE lending will be pro-longed, given the nature of CRE lending and the current depressed economic conditions; however, we believe that such a reduction is in our best interest when taking into account the increased inherent credit risk, relatively low loan rates and nominal deposit balances associated with targeted borrowing relationships.
The commercial loan and lease portfolio represents loans to businesses generally located within our market areas. Approximately 73% of the commercial loan and lease portfolio is primarily secured by real estate properties, with the remaining generally secured by other business assets such as accounts receivable, inventory and equipment. The continued significant concentration of the loan and lease portfolio in commercial loans and leases is consistent with our stated strategy of focusing a substantial amount of our efforts on “wholesale” banking. Corporate and business lending is an area of expertise for our senior management team, and our commercial lenders have extensive commercial lending experience, with most having at least ten years’ experience. Of each of the loan categories that we originate, commercial loans and leases are most efficiently originated and managed, thus limiting overhead costs by necessitating the attention of fewer employees. Our commercial lending business generates a significant portion of local deposits and is our primary source of demand deposits.
The following table summarizes our loans secured by real estate, excluding residential mortgage loans representing permanent financing of owner occupied dwellings and home equity lines of credit, at September 30, 2009 and December 31, 2008:

	September 30, 2009	December 31, 2008
Residential – Vacant Land	$20,630,000	$21,374,000
Residential – Land Development	33,862,000	54,055,000
Residential – Construction	9,446,000	16,839,000
Commercial – Vacant Land	25,564,000	29,269,000
Commercial – Land Development	22,412,000	24,629,000
Commercial – Construction NonOwner Occupied	79,339,000	102,464,000
Commercial – Construction Owner Occupied	5,456,000	9,344,000
Commercial – NonOwner Occupied	528,727,000	558,360,000
Commercial – Owner Occupied	349,335,000	370,099,000

Total	$1,074,771,000	$1,186,433,000

Residential mortgage loans and consumer loans decreased an aggregate $9.5 million during the first nine months of 2009. As of September 30, 2009, residential mortgage loans and consumer loans totaled a combined $137.2 million, or 8.5% of the total loan and lease portfolio. Although residential mortgage loan and consumer loan portfolios may increase in future periods, we expect the commercial sector of our lending efforts and resultant assets to remain the dominant loan portfolio category given our wholesale banking strategy.

MERCANTILE BANK CORPORATION
Our credit policies establish guidelines to manage credit risk and asset quality. These guidelines include loan review and early identification of problem loans and leases to provide appropriate loan and lease portfolio administration. The credit policies and procedures are meant to minimize the risk and uncertainties inherent in lending. In following these policies and procedures, we must rely on estimates, appraisals and evaluations of loans and leases and the possibility that changes in these could occur quickly because of changing economic conditions. Identified problem loans and leases, which exhibit characteristics (financial or otherwise) that could cause the loans and leases to become nonperforming or require restructuring in the future, are included on the internal “watch list”. Senior management reviews this list regularly. Market value estimates of collateral on impaired loans, as well as on foreclosed and repossessed assets, are reviewed periodically; however, we have a process in place to ensure value estimates at each quarter-end are reflective of current market conditions. Our credit policies establish criteria for obtaining appraisals and determining internal value estimates. We also adjust both outside and internal valuations based on identifiable trends within our markets, such as recent sales of similar properties or assets, listing prices and offers received.
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

MERCANTILE BANK CORPORATION
During the fourth quarter of 2008 and the first nine months of 2009, we saw a continuation of the stresses caused by the weakening and poor economic conditions, especially in the CRE markets and automotive-related borrowing relationships in our C&I portfolio. High vacancy rates or slow absorption has resulted in inadequate cash flow generated from some real estate projects we have financed, and has required guarantors to provide personal funds to make full contractual loan payments and pay other operating costs. In some cases, the guarantors’ cash and other liquid reserves have become seriously diminished. In other cases, sale of the collateral, either by the borrower or us, is our primary source of repayment.
As of September 30, 2009, nonperforming assets totaled $110.8 million, or 5.5% of total assets, an increase from the $57.4 million, or 2.6% of total assets, as of December 31, 2008, and from the $47.8 million, or 2.2% of total assets, as of September 30, 2008. As of September 30, 2009, nonperforming loans secured by CRE, combined with foreclosed properties, totaled $62.8 million. Nonperforming loans and foreclosed properties associated with the development of residential real estate totaled $26.7 million, with another $6.8 million in nonperforming loans secured by, and foreclosed properties consisting of, residential properties. Nonperforming C&I loans and repossessed assets totaled $14.5 million. Net loan and lease charge-offs during the first nine months of 2009 totaled $27.4 million, or an annualized 2.1% of average total loans and leases, compared to $13.5 million, or an annualized 1.0% of average total loans and leases, during the first nine months of 2008.
The following table provides a breakdown of nonperforming assets as of September 30, 2009 and net loan and lease charge-offs during the first nine months of 2009 by property type:

	Nonperforming	Foreclosed	Net Loan & Lease
	Loans	Assets	Charge-Offs
Residential – Land Development	$9,056,000	$4,589,000	$2,151,000
Residential – Construction	11,942,000	1,079,000	4,317,000
Residential – Owner Occupied / Rental	5,988,000	842,000	2,701,000
Commercial – Land Development	3,700,000	921,000	74,000
Commercial – Construction	228,000	0	0
Commercial – Owner Occupied	20,265,000	1,164,000	1,922,000
Commercial – NonOwner Occupied	25,932,000	10,541,000	6,398,000
Commercial – NonReal Estate	14,131,000	379,000	9,625,000
Consumer – NonReal Estate	0	8,000	178,000

Total	$91,242,000	$19,523,000	$27,366,000

Securities decreased $4.3 million during the first nine months of 2009, totaling $238.5 million as of September 30, 2009. Proceeds from called U.S. Government Agency bonds totaled $26.6 million during the first nine months of 2009, with another $13.2 million received from principal paydowns on mortgage-backed securities. In addition, $3.5 million was received from the matured and called tax-exempt municipal general obligation bonds. A majority of the proceeds were invested back into the securities portfolio, with $35.8 million invested in U.S. Government Agency bonds, $3.9 million invested in mortgage-backed securities and $1.0 million invested in tax-exempt municipal general obligation bonds. At September 30, 2009, the securities portfolio was comprised of U.S. Government Agency bonds (30%), U.S. Government Agency issued or guaranteed mortgage-backed securities (28%), tax-exempt municipal general obligations and revenue bonds (26%), Michigan Strategic Fund bonds (9%), Federal Home Loan Bank stock (7%) and mutual funds (less than 1%).

MERCANTILE BANK CORPORATION
Market values on our U.S. Government Agency bonds, mortgage-backed securities issued or guaranteed by U.S. Government Agencies and tax-exempt municipal securities are determined on a monthly basis with the assistance of a third party vendor. Evaluated pricing models that vary by type of security and incorporate available market data are utilized. Standard inputs include issuer and type of security, benchmark yields, reported trades, broker/dealer quotes and issuer spreads. The market value of other securities is estimated at carrying value as those financial instruments are generally bought and sold at par value. We believe our valuation methodology provides for a reasonable estimation of market value, and that it is consistent with fair value accounting requirements.
Cash and cash equivalents increased $40.9 million during the first nine months of 2009, totaling $66.7 million on September 30, 2009. The federal funds sold balance was up $41.5 million and short-term investments were up $1.7 million, while cash and due from bank balances were down $2.3 million. Given market conditions, we believe it is prudent to maintain relatively high balances of short-term liquid funds. During the first nine months of 2009, our average federal funds sold balance was about $57.0 million.
Premises and equipment at September 30, 2009 equaled $30.2 million, a decrease of $2.1 million over the past nine months. Purchases of premises and equipment during the first nine months of 2009 were nominal, while depreciation expense totaled $2.0 million.
Deposits decreased $148.6 million during the first nine months of 2009, totaling $1,451.0 million at September 30, 2009. Local deposits increased $185.7 million, while out-of-area deposits decreased $334.3 million. As a percent of total deposits, local deposits equaled 45.2% on September 30, 2009, an increase from 29.4% as of December 31, 2008. Noninterest-bearing demand deposits, comprising 7.5% of total deposits, decreased $2.2 million during the first nine months of 2009. Savings deposits (2.9% of total deposits) decreased $8.4 million, interest-bearing checking deposits (4.6% of total deposits) increased $16.8 million and money market deposit accounts (2.1% of total deposits) increased $6.3 million during the first nine months of 2009. Local certificates of deposit, comprising 28.1% of total deposits, increased $173.2 million during the first nine months of 2009.
The increase in local deposits reflects various programs and initiatives we have implemented during 2009. During the first quarter, we ran a local one-year certificate of deposit campaign to attract new deposits and cross-sell other bank products. We opened over 1,500 certificates of deposit totaling over $60.0 million, with many new customers coming to the bank and a majority of the funds coming from other financial institutions. Our sales force has been working diligently to cross-sell these new customers, and we are currently in the midst of a direct mailing program designed specifically to appeal to them which will assist us in retaining the deposits at maturity and providing us additional cross-sell opportunities. We have also created several initiatives within our commercial lending function, such as: inclusion of local deposit growth goals as part of our commercial lenders’ job performance standards; an emphasis to all sales employees on garnering personal deposits of the business owners, officers and employees; mandating minimum corporate deposit balances on existing commercial loan relationships at time of renewal and new commercial loan customers as part of the loan commitment; and the requirement of property tax escrow accounts on certain commercial loan relationships. Additionally, we have had strong success with our executive banking product, which provides for a relatively high-rate interest-bearing checking account and an increase in certificate of deposit rate offerings if the customer maintains their primary noninterest-bearing checking account with us. We also remain committed to providing our customers with the latest in technological advances that provide improved information, convenience and timeliness, and to that end have launched several new offerings during 2009. Lastly, certificates of deposit from municipal governmental units have increased about $45.0 million during the first nine months of 2009.

MERCANTILE BANK CORPORATION
Out-of-area deposits decreased $334.3 million during the first nine months of 2009, totaling $795.0 million as of September 30, 2009. Out-of-area deposits consist primarily of certificates of deposit obtained from depositors located outside our market areas and placed by deposit brokers for a fee, but also include certificates of deposit obtained from the deposit owners directly. The owners of out-of-area deposits include individuals, businesses, and municipal governmental units located throughout the United States. The decline in out-of-area deposits during the first nine months of 2009 primarily reflects the influx of cash resulting from the reduction in total loans and leases and from the increase in local deposits.
Repurchase agreements increased $8.4 million during the first nine months of 2009, totaling $102.8 million as of September 30, 2009. As part of our sweep account program, collected funds from certain business noninterest-bearing checking accounts are invested into over-night interest-bearing repurchase agreements. Such repurchase agreements are not deposit accounts and are not afforded federal deposit insurance.
FHLB advances decreased $45.0 million during the first nine months of 2009, totaling $225.0 million as of September 30, 2009. The FHLB advances are collateralized by residential mortgage loans, first mortgage liens on multi-family residential property loans, first mortgage liens on commercial real estate property loans, and substantially all other assets of our bank, under a blanket lien arrangement. Our borrowing line of credit as of September 30, 2009 totaled about $296.0 million, with availability approximating $63.0 million. FHLB advances, along with out-of-area deposits, are the primary components of our wholesale funding program.
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
In general, our liquidity strategy is to fund asset growth with deposits, repurchase agreements and FHLB advances and to maintain an adequate level of short- and medium-term investments to meet typical daily loan and deposit activity. Although deposit and repurchase agreement growth from customers located in our market areas has generally consistently increased, this growth has not been sufficient to meet our historical substantial loan growth and provide monies for additional investing activities. To assist in providing the additional needed funds, we have regularly obtained monies from wholesale funding sources. Wholesale funds, comprised primarily of certificates of deposit from customers outside of our market areas and advances from the FHLB, totaled $1,035.0 million, or 57.7% of combined deposits and borrowed funds as of September 30, 2009. As of December 31, 2008, wholesale funds totaled $1,414.2 million, or 71.5% of combined deposits and borrowed funds. The decline in wholesale funds reflects the combined impact of an increase in local deposits and a reduction of total loans outstanding.

MERCANTILE BANK CORPORATION
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
As a member of the FHLB of Indianapolis, our bank has access to the FHLB advance borrowing programs. Advances totaled $225.0 million at September 30, 2009, compared to $270.0 million outstanding at December 31, 2008. Based on available collateral at September 30, 2009, our bank could borrow an additional $63.0 million. Our bank also has the ability to borrow up to $30.0 million on a daily basis through a correspondent bank using an established unsecured federal funds purchased line of credit. The average balance of federal funds purchased during the first nine months of 2009 equaled only $0.1 million, compared to a $57.0 million average federal funds sold position during the same time period. Given volatile market conditions, during the latter part of 2008 we made the decision to operate with a higher than normal balance of federal funds sold, and we expect to continue to maintain a higher than historical level of federal funds sold until market conditions return to more normalized levels. As a result, we expect the use of our federal funds purchased line of credit, in at least the near future, will be minimal.
Our bank has an established line of credit through the Discount Window of the Federal Reserve Bank of Chicago. Using a substantial majority of our tax-exempt municipal securities as collateral, at September 30, 2009 we could have borrowed up to about $50.0 million for terms of 1 to 28 days, or up to about $42.0 million for terms of 29 to 90 days. We do not plan to regularly access this line of credit.
In addition to typical loan funding and deposit flow, we must maintain liquidity to meet the demands of certain unfunded loan commitments and standby letters of credit. As of September 30, 2009, our bank had a total of $258.7 million in unfunded loan commitments and $40.1 million in unfunded standby letters of credit. Of the total unfunded loan commitments, $251.9 million were commitments available as lines of credit to be drawn at any time as customers’ cash needs vary, and $6.8 million were for loan commitments expected to close within the next several months. The level of commitments to make loans has declined significantly when compared to historical levels, primarily reflecting poor economic conditions. We monitor fluctuations in loan balances and commitment levels and include such data in managing our overall liquidity.

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
Capital Resources
Shareholders’ equity is a noninterest-bearing source of funds that generally provides support for asset growth and the absorption of operating losses. Shareholders’ equity was $177.3 million at September 30, 2009, compared to $174.4 million on December 31, 2008. The $2.9 million increase during the first nine months of 2009 is primarily attributable to the sale of $21.0 million of preferred stock to the United States Treasury Department under the Capital Purchase Program (see Note 14), which offset the net loss attributable to common shares of $16.5 million recorded during the first nine months of 2009, the payment of cash dividends on common stock totaling $0.5 million and the aggregate $1.5 million adjustment for the market value of available for sale securities and the reclassification of unrealized gain on interest rate swaps.
We and our bank are subject to regulatory capital requirements administered by federal and state banking agencies. Failure to meet the various capital requirements can initiate regulatory action that could have a direct material effect on the financial statements. Our and our bank’s capital ratios as of September 30, 2009 and December 31, 2008 are disclosed in Note 13 of the Notes to Consolidated Financial Statements.
Our and our bank’s ability to pay cash and stock dividends to common shareholders is subject to limitations under various laws and regulations and to prudent and sound banking practices. We have paid three cash dividends on our common stock during 2009. On January 8, 2009, we declared a $0.04 per share cash dividend on our common stock which was paid on March 10, 2009 to record holders as of February 10, 2009. On April 9, 2009, we declared a $0.01 per share cash dividend on our common stock which was paid on June 10, 2009 to record holders as of May 8, 2009. On July 16, 2009, we declared a $0.01 per share cash dividend on our common stock which was paid on September 10, 2009 to record holders as of August 10, 2009. On October 15, 2009, we declared a $0.01 per share cash dividend on our common stock which will be paid on December 10, 2009 to record holders as of November 10, 2009. While we want to maximize shareholder value, which includes the return of capital through cash dividends, given the current economic environment and its impact on our financial performance, we believe it is prudent to pay a reduced cash dividend in 2009 when compared to previous years.

MERCANTILE BANK CORPORATION
Results of Operations
We recorded a net loss attributable to common shares for the third quarter of 2009 of $5.6 million ($0.66 per basic and diluted share), compared with net income of $1.1 million ($0.13 per basic and diluted share) recorded during the third quarter of 2008. We recorded a net loss attributable to common shares for the first nine months of 2009 of $16.5 million ($1.94 per basic and diluted share), compared with a net loss of $5.3 million ($0.62 per basic and diluted share) recorded during the first nine months of 2008. The net losses attributable to common shares for the third quarter of 2009 and the first nine months of 2009 include $0.2 million ($0.1 million after-tax) and $1.3 million ($0.85 million after-tax) in expenses associated with the consolidation of the mid- and eastern-Michigan regions of our banking activities, respectively. The nine-month 2009 net loss attributable to common shares also includes a $0.9 million ($0.62 million after-tax) charge for the bank industry-wide FDIC special assessment. Excluding the impact of these one-time charges from ongoing operations, the third quarter net loss attributable to common shares was $5.5 million ($0.65 per basic and diluted share), and the nine-month 2009 net loss attributable to common shares was $15.0 million ($1.77 per basic and diluted share).
The decline in earnings performance during the third quarter of 2009 and the first nine months of 2009 in comparison to the respective 2008 timeframes is primarily the result of a substantially higher provision for loan and lease losses, which more than offset increased net interest income. The elevated provision for loan and lease losses reflects continuing deterioration in the quality of the loan portfolio, most notably in the CRE and C&I segments. The continuing decline in the state and national economies has significantly hampered certain commercial borrowers’ cash flows and negatively impacted real estate values, resulting in increasing levels of nonperforming CRE and C&I loans. The increase in net interest income is the result of an improved net interest margin, which has been positively impacted by a substantial reduction in our cost of funds.
Interest income during the third quarter of 2009 was $25.9 million, a decrease of 13.2% from the $29.8 million earned during the third quarter of 2008. Interest income during the first nine months of 2009 was $80.8 million, a decrease of 11.2% from the $90.9 million earned during the first nine months of 2008. The reduction in interest income during the third quarter of 2009 compared to the third quarter of 2008 is attributable to a decreased level of average earning assets and a declining yield on earning assets, primarily resulting from a decreased interest rate environment, an increased level of nonperforming assets and an increased percentage of low-yielding federal funds sold to total earning assets. These factors, with the exception of a decreased level of average earning assets, also negatively impacted interest income during the nine-month 2009 time period compared with the respective 2008 time period.

MERCANTILE BANK CORPORATION
During the third quarter of 2009, earning assets averaged $1,935.6 million, $138.2 million lower than average earning assets of $2,073.8 million during the third quarter of 2008. Average loans and leases decreased $189.3 million, which more than offset increases in average federal funds sold of $25.5 million, average securities of $23.9 million, and average short-term investments of $1.7 million. During the first nine months of 2009, earning assets averaged $2,046.2 million, $6.6 million higher than average earning assets of $2,039.6 million during the same time period in 2008. Average federal funds sold were up $48.8 million, average securities were up $26.0 million, and average short-term investments, consisting mainly of certificates of deposit, were up $7.4 million, while average loans and leases were down $75.6 million. During the third quarter of 2009 and 2008, earning assets had an average yield (tax equivalent-adjusted basis) of 5.37% and 5.77%, respectively. During the first nine months of 2009 and 2008, earning assets had an average yield of 5.34% and 6.00%, respectively. With approximately 60% of our total loans and leases tied to Prime or LIBOR rates, our earning asset yield has been substantially impacted by the steep reduction in market interest rates since late third quarter of 2007. Between mid-September 2007 and early-October 2008, the Federal Open Market Committee (“FOMC”) lowered the targeted federal funds rate by a total of 375 basis points. The resulting similar decline in the Prime and LIBOR rates, combined with an increased level of nonperforming assets, has significantly lowered our yield on earning assets and level of interest income. Although the FOMC lowered the targeted federal funds rate by another 50 basis points in late October 2008 and an additional 75 basis points in mid-December 2008, we kept the Mercantile Bank Prime Rate unchanged at 4.50% in an effort to shield interest income from further erosion. Virtually all of our prime-based commercial floating rate loans are tied to the Mercantile Bank Prime Rate. A higher level of nonperforming assets has also negatively impacted the yield on earning assets, increasing from 2.17% of total assets at September 30, 2008, to 5.49% at September 30, 2009. A significant increase in average federal funds sold during the first nine months of 2009 also had an adverse effect on earning asset yield.
Interest expense during the third quarter of 2009 was $12.3 million, a decrease of 32.0% from the $18.1 million expensed during the third quarter of 2008. Interest expense during the first nine months of 2009 was $43.0 million, a decrease of 24.9% from the $57.2 million expensed during the first nine months of 2008. The reduction in interest expense during the third quarter of 2009 compared to the respective 2008 timeframe is primarily attributable to a declining interest rate environment and a decrease in average interest-bearing liabilities, while the reduction in interest expense for the nine-month 2009 time period compared to the same 2008 time period resulted from the declining interest rate environment.
During the third quarter of 2009, interest-bearing liabilities averaged $1,733.5 million, $142.8 million lower than average interest-bearing liabilities of $1,876.3 million during the third quarter of 2008. Average interest-bearing deposits were down $85.0 million, average FHLB advances were down $55.4 million, average other borrowings were down $2.3 million, and average short-term borrowings, consisting primarily of securities sold under agreements to repurchase, were down $0.1 million. During the first nine months of 2009, interest-bearing liabilities averaged $1,842.4 million, $7.0 million higher than average interest-bearing liabilities of $1,835.4 million during the same time period in 2008. Average other borrowings were up $5.8 million and average interest-bearing deposits were up $5.5 million, while average FHLB advances were down $3.7 million and average short-term borrowings were down $0.6 million. A decline in the average cost of interest-bearing liabilities, combined with the reduction in average interest-bearing liabilities, resulted in the reduction of interest expense during the third quarter of 2009 compared to the same time period in 2008. During the third quarter of 2009 and 2008, interest-bearing liabilities had an average rate of 2.82% and 3.83%, respectively. During the first nine months of 2009 and 2008, interest-bearing liabilities had an average rate of 3.12% and 4.15%, respectively. The lower weighted average cost of interest-bearing liabilities is primarily due to the decline in market interest rates.

MERCANTILE BANK CORPORATION
Net interest income during the third quarter of 2009 was $13.6 million, an increase of 15.7% from the $11.7 million earned during the third quarter of 2008. Net interest income during the first nine months of 2009 was $37.8 million, an increase of 12.2% from the $33.7 million earned during the same time period in 2008. The increase in net interest income during the third quarter of 2009 compared to the respective 2008 timeframe was due to an improved net interest margin, while the increase during the first nine months of 2009 compared to the respective 2008 timeframe was due to an improved net interest margin and, to a much lesser extent, growth in earning assets. The net interest margin during the third quarter of 2009 was 2.85%, compared to 2.30% during the third quarter of 2008. During the first nine months of 2009, the net interest margin was 2.53%, compared to 2.26% during the same time period in 2008. Although our yield on assets declined during both time periods primarily due to an increased level of nonperforming assets and a declining interest rate environment, our cost of funds declined at a far greater rate, resulting in the improved net interest margin. The cost of funds primarily decreased as a result of higher-costing matured wholesale funds, consisting of certificates of deposit and FHLB advances, being replaced by lower-costing funds.
Given the multitude of factors that impact the net interest margin, it is difficult to predict future net interest margins. However, in light of the current stable interest rate environment, our net interest margin during the remainder of 2009 and into 2010 should benefit from a continued reduction in our cost of funds and the loan pricing initiatives instituted in 2008 and 2009. With respect to our cost of funds, we have about $300 million in wholesale funds at an average rate of 2.85% scheduled to mature during the fourth quarter of 2009, as well as about $175 million at an average rate of 2.75% and about $100 million at an average rate of 2.40% maturing in the first and second quarters of 2010, respectively. Current rates on wholesale instruments generally range from 0.40% to 2.50%, depending on the type of product and term, and during the third quarter of 2009 averaged 1.15%. While a continued reduction in our cost of funds will positively impact our net interest margin, the impact of asset quality on the net interest margin is difficult to predict.
The following table sets forth certain information relating to our consolidated average interest-earning assets and interest-bearing liabilities and reflects the average yield on assets and average cost of liabilities for the second quarter of 2009 and 2008. Such yields and costs are derived by dividing income or expense by the average daily balance of assets or liabilities, respectively, for the period presented. Tax-exempt securities interest income and yield have been computed on a tax equivalent basis using a marginal tax rate of 35%. Securities interest income was increased by $314,000 and $300,000 in the third quarter of 2009 and 2008, respectively, for this adjustment.

MERCANTILE BANK CORPORATION

	Quarters ended September 30,
	2009			2008
	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate
			(dollars in thousands)
ASSETS
Loans and leases	$1,663,510	$23,185	5.53%	$1,852,848	$27,161	5.82%
Securities	236,281	2,999	5.08	212,341	2,941	5.54
Federal funds sold	33,785	22	0.25	8,319	40	1.90
Short-term investments	2,061	1	0.27	279	1	1.00

Total interest-earning assets	1,935,637	26,207	5.37	2,073,787	30,143	5.77

Allowance for loan losses	(34,959)			(32,358)
Other assets	141,677			131,430

Total assets	$2,042,355			$2,172,859

LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing deposits	$1,355,485	$9,357	2.74%	$1,440,508	$14,180	3.91%
Short-term borrowings	97,795	471	1.91	97,833	483	1.96
FHLB advances	230,381	2,113	3.59	285,777	2,839	3.89
Other borrowings	49,843	385	3.02	52,222	613	4.59

Total interest-bearing liabilities	1,733,504	12,326	2.82	1,876,340	18,115	3.83

Noninterest-bearing deposits	113,779			110,036
Other liabilities	13,672			17,242
Shareholders’ equity	181,400			169,241

Total liabilities and shareholders’ equity	$2,042,355			$2,172,859

Net interest income		$13,881			$12,028

Net interest rate spread			2.55%			1.94%

Net interest rate margin on average assets			2.70%			2.20%

Net interest margin on average earning assets			2.85%			2.30%

Provisions for loan and lease losses during the third quarter of 2009 were $11.8 million, compared to $1.9 million during the third quarter of 2008. Provisions for loan and lease losses during the first nine months of 2009 were $33.7 million, compared to $17.2 million that was expensed during the same time period in 2008. The increased provisions primarily reflect a higher volume of net loan and lease charge-offs and additional deterioration in the quality of our loan and lease portfolio, stemming from the continuing declines in the Michigan, regional, and national economies. The economic downturn, which in 2007 and early 2008 had a significant impact on our residential real estate development loan portfolio, had an adverse effect on the quality of other portfolio sectors as well throughout 2008 and into 2009. A majority of the provision expense during the first nine months of 2009 related to CRE and C&I loans.

MERCANTILE BANK CORPORATION
Net loan and lease charge-offs of $11.0 million were recorded during the third quarter of 2009, compared to $4.3 million during the third quarter of 2008. During the first nine months of 2009, net loan and lease charge-offs totaled $27.4 million, compared to $13.5 million during the same time period in 2008. Of the $11.5 million in gross loans and leases charged-off during the third quarter of 2009, $3.8 million, or approximately 33%, represents the elimination of specific reserves that were established in earlier periods. The remaining $7.7 million, while in part covered through general reserve allocations via our loan grading system, is included in the $11.8 million provision that was expensed during the third quarter of 2009. Provision expense during the first nine months of 2009 allocated to CRE loans totaled $15.0 million, with another $9.8 million allocated to C&I loans. The allowance, as a percentage of total loans and leases outstanding, was 2.07% as of September 30, 2009, compared to 1.46% as of December 31, 2008 and 1.58% as of September 30, 2008.
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
Noninterest income during the third quarter of 2009 was $1.71 million, a decrease of 5.9% from the $1.82 million earned during the third quarter of 2008. Noninterest income during the first nine months of 2009 was $5.61 million, an increase of 2.6% over the $5.47 million earned during the same time period in 2008. Income from mortgage banking activities increased $423,000, or 82.0%, during the first nine months of 2009, reflecting a higher volume of refinancing activity due to the lower interest rate environment, while rental income on foreclosed properties, included in other income, increased $261,000, or 294.9%.

MERCANTILE BANK CORPORATION
Noninterest expense during the third quarter of 2009 was $12.5 million, an increase of 19.1% over the $10.5 million expensed during the third quarter of 2008. Noninterest expense during the first nine months of 2009 was $35.7 million, an increase of 12.8% over the $31.6 million expensed during the same time period in 2008. Overhead costs during the third quarter of 2009 include a $0.2 million charge for the branch consolidation, and overhead costs for the first nine months of 2009 include a $1.3 million charge for the branch consolidation and a $0.9 million charge for the bank industry-wide FDIC special assessment. The one-time charges related to the branch consolidation were fully expensed during the second and third quarters of 2009; we expect the branch consolidation to result in a $200,000 per month reduction in overhead costs beginning in the fourth quarter. Excluding these one-time charges, noninterest expense during the third quarter of 2009 totaled $12.4 million, or $1.8 million higher than the third quarter of 2008; for the first nine months of 2009, noninterest expense equaled $33.5 million, or $1.9 million higher than the first nine months of 2008.
Controllable operating expenses, including salaries and benefits (excluding a $0.5 million one-time charge for severance payments included in the branch consolidation line for the first nine months of 2009), occupancy, and furniture and equipment costs, declined $0.9 million in the third quarter of 2009 and $1.8 million in the first nine months of 2009 when compared to the respective 2008 timeframes. Salary and benefit costs were down $0.8 million in the third quarter of 2009 and $1.4 million, exclusive of the $0.5 million one-time charge taken in the second quarter, in the first nine months of 2009, primarily resulting from a reduction in full-time equivalent employees from 307 at the end of the third quarter of 2008 to 265 as of September 30, 2009. FDIC insurance assessments equaled $1.2 million in the third quarter of 2009, up $0.8 million from the amount expensed in the third quarter of 2008, and $2.8 million, excluding the one-time special assessment, in the first nine months of 2009, up $1.7 million from the same time period in 2008. Costs associated with the administration and resolution of problem assets, including legal costs, property tax payments, appraisals and write-downs on foreclosed properties, totaled $2.9 million in the third quarter of 2009 and $5.0 million in the first nine months of 2009, compared to $0.8 million and $2.3 million in the respective 2008 timeframes.
Due to our loss before federal income tax benefit, we recorded a federal income tax benefit during the third quarter and first nine months of 2009. During the third quarter of 2009, we recorded a loss before federal income tax benefit of $9.0 million and a federal income tax benefit of $3.8 million, compared to income before federal income tax expense of $1.1 million and federal income tax expense of $0.1 million during the third quarter of 2008. During the first nine months of 2009, we recorded a loss before federal income tax benefit of $25.9 million and a federal income tax benefit of $9.9 million, compared to a loss before federal income tax benefit of $9.7 million and a federal income tax benefit of $4.4 million during the same time period in 2008. Our effective tax rate during the third quarter of 2009 was (41.5%), compared to 4.7% during the third quarter of 2008. Our effective tax rate during the first nine months of 2009 was (38.3%), compared to (45.4%) during the same time period in 2008.
ASC 740, Income Taxes, requires that companies assess whether a valuation allowance should be established against deferred tax assets based on the consideration of all available evidence using a “more likely than not” standard. Accordingly, we reviewed our deferred tax assets and determined that no valuation allowance was necessary at September 30, 2009.

MERCANTILE BANK CORPORATION
In making decisions regarding any valuation allowance, we consider both positive and negative evidence and analyze changes in near-term market conditions, as well as other factors which may impact future operating results. Significant weight is given to evidence that can be objectively verified. Our significant negative evidence is our operating loss for 2008 and the first nine months of 2009, which puts us in a cumulative pre-tax loss position over the last three years, combined with a challenging economic environment and uncertainty in the timing of a meaningful economic recovery. Our positive evidence includes our: 1) history of strong earnings performance prior to 2008; 2) aggressive nature in identifying, administering and accounting for problem assets; 3) well capitalized regulatory capital position; 4) rapidly improving net interest margin; 5) substantial decline in wholesale funding reliance which in large part is due to a significant increase in local deposits; 6) decisions made that have lead to reduced salary, benefit, occupancy, furniture and equipments costs; and 7) cautiously optimistic expectations regarding future taxable income.
Future realization of our deferred tax assets is highly dependent upon our forecasts of taxable income. While such forecasts cannot be guaranteed, we believe they have been developed in a conservative manner in regards to net interest margin expectations and the impact of potential further credit deterioration on provisions to our allowance. We expect our regulatory capital ratios to remain well above required minimums, thus ensuring our economic viability and ability to realize our deferred tax assets. The deferred tax assets will be analyzed quarterly for changes affecting realizability, and there can be no assurance that a valuation allowance will not be necessary in future periods.

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

MERCANTILE BANK CORPORATION
We use two interest rate risk measurement techniques. The first, which is commonly referred to as GAP analysis, measures the difference between the dollar amounts of interest sensitive assets and liabilities that will be refinanced or repriced during a given time period. A significant repricing gap could result in a negative impact to our net interest margin during periods of changing market interest rates. The following table depicts our GAP position as of September 30, 2009 (dollars in thousands):

	Within	Three to	One to	After
	Three	Twelve	Five	Five
	Months	Months	Years	Years	Total
Assets:
Commercial loans and leases (1)	$524,005	$269,701	$641,526	$41,835	$1,477,067
Residential real estate loans	52,746	12,028	52,643	13,742	131,159
Consumer loans	1,674	1,459	2,662	205	6,000
Investment securities (2)	38,974	6,772	50,809	141,933	238,488
Short-term investments	52,230	0	0	0	52,230
Allowance for loan and lease losses	0	0	0	0	(33,443)
Other assets	0	0	0	0	145,849

Total assets	669,629	289,960	747,640	197,715	2,017,350

Liabilities:
Interest-bearing checking	67,033	0	0	0	67,033
Savings	41,559	0	0	0	41,559
Money market accounts	31,169	0	0	0	31,169
Time deposits < $100,000	28,795	107,832	38,394	0	175,021
Time deposits $100,000 and over	415,978	425,634	186,065	0	1,027,677
Short-term borrowings	102,847	0	0	0	102,847
FHLB advances	20,000	45,000	160,000	0	225,000
Other borrowings	34,857	5,000	10,000	0	49,857
Noninterest-bearing checking	0	0	0	0	108,509
Other liabilities	0	0	0	0	11,387

Total liabilities	742,238	583,466	394,459	0	1,840,059
Shareholders’ equity	0	0	0	0	177,291

Total sources of funds	742,238	583,466	394,459	0	2,017,350

Net asset (liability) GAP	$(72,609)	$(293,506)	$353,181	$197,715

Cumulative GAP	$(72,609)	$(366,115)	$(12,934)	$184,781

Percent of cumulative GAP to total assets	(3.6)%	(18.1)%	(0.6)%	9.2%

(1)	Floating rate loans that are currently at interest rate floors are treated as fixed rate loans and are reflected using maturity date and not next repricing date.

(2)	Mortgage-backed securities are categorized by expected final maturities based upon prepayment trends as of September 30, 2009.
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

MERCANTILE BANK CORPORATION
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
We conducted multiple simulations as of September 30, 2009, in which it was assumed that changes in market interest rates occurred ranging from up 200 basis points to down 200 basis points in equal quarterly instalments over the next twelve months in comparison to estimated net interest income based on our balance sheet, including the balances and interest rates associated with our specific loans, securities, deposits and borrowed funds, as of September 30, 2009. The resulting estimates are within our policy parameters established to manage and monitor interest rate risk.

	Dollar Change In	Percent Change In
Interest Rate Scenario	Net Interest Income	Net Interest Income
Interest rates down 200 basis points	$2,812,000	5.6%

Interest rates down 100 basis points	2,928,000	5.8

No change in interest rates	3,101,000	6.1

Interest rates up 100 basis points	2,129,000	4.2

Interest rates up 200 basis points	3,140,000	6.2
The resulting estimates have been significantly impacted by the current interest rate and economic environment, as adjustments have been made to critical model inputs with regards to traditional interest rate relationships. This is especially important as it relates to floating rate commercial loans and brokered certificates of deposit, which comprise a substantial portion of our balance sheet. As of September 30, 2009, the Mercantile Bank Prime Rate is 4.50% as compared to the Wall Street Journal Prime Rate of 3.25%. Historically, the two indices have been equal; however, we elected not to reduce the Mercantile Bank Prime Rate in late October and mid-December of 2008 when the Wall Street Journal Prime Rate declined by 50 and 75 basis points, respectively. In conducting our simulations at September 30, 2009, we have made the assumption that the Mercantile Bank Prime Rate will remain unchanged until the Wall Street Journal Prime Rate exceeds the Mercantile Bank Prime Rate, at which time the two indices will remain equal in the increasing interest rate scenarios. We have also made similar assumptions in regards to our local deposit rates, which in general have not been reduced since the separation of the Mercantile and Wall Street Journal Prime Rate indices. Also, brokered certificate of deposit rates have substantially decreased over the past several months, with part of the decline attributable to a significant imbalance whereby the supply of available funds far outweighs the demand from banks looking to raise funds. As a result, we have substantially limited further reductions in brokered certificate of deposit rates in the declining interest rate scenarios.
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
As of September 30, 2009, an evaluation was performed under the supervision of and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of September 30, 2009. There have been no significant changes in our internal controls over financial reporting during the quarter ended September 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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
We have made no unregistered sales of equity securities during the quarter ended September 30, 2009.
We have made no purchases of our equity securities during the quarter ended September 30, 2009.
We are presently participating in the Treasury’s Capital Purchase Program. Under the program we sold preferred stock and a warrant for common stock to the Treasury for $21.0 million on May 15, 2009. An agreement we signed in connection with the program provides that we may not, without the Treasury’s consent, increase our dividend rate per share of common stock or, with certain exceptions, repurchase any shares of our common stock. Our quarterly dividend on our common stock, as of May 15, 2009, was $0.01 per share. These restrictions remain in effect until the earlier of (i) May 15, 2012, or (ii) such time as all of the preferred stock that we sold to the Treasury has been redeemed by us, or transferred by the Treasury to third parties that are not affiliated with the Treasury.

Item 3.	Defaults upon Senior Securities
Not applicable.

Item 4.	Submission of Matters to a Vote of Security Holders
Not applicable.

Item 5.	Other Information
Not applicable.

Item 6.	Exhibits

EXHIBIT NO.	EXHIBIT DESCRIPTION

3.1	Our Articles of Incorporation are incorporated by reference to exhibit 3.1 of our Form 10-Q for the quarter ended June 30, 2009

3.2	Our Amended and Restated Bylaws dated as of January 16, 2003 are incorporated by reference to Exhibit 3.2 of our Registration Statement on Form S-3 (Commission File No. 333-103376) that became effective on February 21, 2003

31	Rule 13a-14(a) Certifications

32.1	Section 1350 Chief Executive Officer Certification

32.2	Section 1350 Chief Financial Officer Certification

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 6, 2009.

MERCANTILE BANK CORPORATION

By:	/s/ Michael H. Price
Michael H. Price
Chairman of the Board, President and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Charles E. Christmas

Charles E. Christmas
Senior Vice President, Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

EXHIBIT NO.	EXHIBIT DESCRIPTION

3.1	Our Articles of Incorporation are incorporated by reference to exhibit 3.1 of our Form 10-Q for the quarter ended June 30, 2009

3.2	Our Amended and Restated Bylaws dated as of January 16, 2003 are incorporated by reference to Exhibit 3.2 of our Registration Statement on Form S-3 (Commission File No. 333-103376) that became effective on February 21, 2003

31	Rule 13a-14(a) Certifications

32.1	Section 1350 Chief Executive Officer Certification

32.2	Section 1350 Chief Financial Officer Certification