Form 10-K
period 2009-12-31
MERCANTILE BANK CORP
filed 2010-03-15
CIK 1042729

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________________ to ____________________________
Commission file number 000-26719
MERCANTILE BANK CORPORATION
(Exact name of registrant as specified in its charter)

Michigan	38-3360865

(State or other jurisdiction of incorporation or organization) 310 Leonard Street NW, Grand Rapids, Michigan	(I.R.S. Employer Identification No.) 49504

(Address of principal executive offices)	(Zip Code)

(616) 406-3000

(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock	The Nasdaq Stock Market LLC
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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐
(Do not check if a smaller reporting company)
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐  No ☑
     The aggregate value of the common equity held by non-affiliates (persons other than directors and executive officers) of the registrant, computed by reference to the closing price of the common stock as of the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $26.3 million.
     As of February 1, 2010, there were issued and outstanding 8,592,395 shares of the registrant’s common stock.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the proxy statement for the 2010 annual meeting of shareholders (Portions of Part III).

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
     Mercantile Bank Mortgage Company initiated business in October 2000 as a subsidiary of our bank, and was reorganized as Mercantile Bank Mortgage Company, LLC (“our mortgage company”), on January 1, 2004. Mercantile Insurance Center, Inc. (“our insurance company”), a subsidiary of our bank, commenced operations during 2002 to offer insurance products. Mercantile Bank Real Estate Co., L.L.C., (“our real estate company”), a subsidiary of our bank, was organized on July 21, 2003, principally to develop, construct and own our facility in downtown Grand Rapids which serves as our bank’s main office and Mercantile Bank Corporation’s headquarters. Mercantile Bank Capital Trust I (“our trust”), a business trust subsidiary, was formed in September 2004 to issue trust preferred securities.
     To date we have raised capital from our initial public offering of common stock in October 1997, a public offering of common stock in July 1998, three private placements of common stock during 2001, a public offering of common stock in August 2001 and a public offering of common stock in September 2003. In addition, we raised capital through a public offering of $16.0 million of trust preferred securities in 1999, which was refinanced as part of a $32.0 million private placement of trust preferred securities in 2004. In May 2009, we raised $21.0 million from the sale of preferred stock and a warrant for common stock to the United States Treasury Department under the Capital Purchase Program. Our expenses have generally been paid using the proceeds of the capital sales and dividends from our bank. Our principal source of future operating funds is expected to be dividends from our bank.
     We filed an election to become a financial holding company, which election became effective March 23, 2000. Effective June 1, 2009, we withdrew our election to be a financial holding company.
Our Bank
     Our bank is a state banking company that operates under the laws of the State of Michigan, pursuant to a charter issued by the Michigan Office of Financial and Insurance Regulation. Our bank’s deposits are insured to the maximum extent permitted by law by the Federal Deposit Insurance Corporation (“FDIC”). Our bank’s primary service area is the Kent and Ottawa County areas of West Michigan, which includes the City of Grand Rapids, the second largest city in the State of Michigan. In addition, our bank opened new offices in the cities of East Lansing and Ann Arbor, Michigan, during 2005, and in Novi, Michigan, during 2007. The Ann Arbor and Novi offices were closed in mid-2009.
     Our bank, through its seven offices, provides commercial banking services primarily to small- to medium-sized businesses and retail banking services in and around the Grand Rapids, Holland and Lansing areas. These offices consist of a main office located at 310 Leonard Street NW, Grand Rapids, Michigan, a combination branch and retail loan center located at 4613 Alpine Avenue NW, Comstock Park, Michigan, a combination branch and operations center located at 5610 Byron Center Avenue SW, Wyoming, Michigan, and branches located at 4860 Broadmoor Avenue SE, Kentwood, Michigan, 3156 Knapp Street NE, Grand Rapids, Michigan, 880 East 16th Street, Holland, Michigan, and 3737 Coolidge Road, East Lansing, Michigan.

     Our bank makes secured and unsecured commercial, construction, mortgage and consumer loans, and accepts checking, savings and time deposits. Our bank owns seven automated teller machines (“ATM”), located at each of our office locations, that participate in the MAC, NYCE and PLUS regional network systems, as well as other ATM networks throughout the country. Our bank also enables customers to conduct certain loan and deposit transactions by telephone and personal computer. Courier service is provided to certain commercial customers, and safe deposit facilities are available at each of our office locations. Our bank does not have trust powers. In December 2001, our bank entered into a joint brokerage services and marketing agreement with Raymond James Financial Services, Inc. to make available to its customers financial planning, retail brokerage, equity research, insurance and annuities, retirement planning, trust services and estate planning. The joint brokerage services and marketing agreement was terminated during the first quarter 2009.
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
Our Trust
     In 2004, we formed our trust, a Delaware business trust. Our trust’s business and affairs are conducted by its property trustee, a Delaware trust company, and three individual administrative trustees who are employees and officers of the company. Our trust was established for the purpose of issuing and selling its Series A and Series B trust preferred securities and common securities, and used the proceeds from the sales of those securities to acquire Series A and Series B Floating Rate Notes issued by the company. Substantially all of the net proceeds received by the company from the Series A transaction were used to redeem the trust preferred securities that had been issued by MBWM Capital Trust I in September 1999. We established MBWM Capital Trust I in 1999 to issue the trust preferred securities that were redeemed. Substantially all of the net proceeds received by the company from the Series B transaction were contributed to our bank as capital. The Series A and Series B Floating Rate Notes are categorized on our consolidated financial statements as subordinated debentures. Additional information regarding our trust is incorporated by reference to “Note 17 – Subordinated Debentures” and “Note 18 – Regulatory Matters” of the Notes to Consolidated Financial Statements included in this Annual Report.

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
     The Bank Holding Company Act limits the activities of bank holding companies that are not qualified as financial holding companies to banking and the management of banking organizations, and to certain non-banking activities. These non-banking activities include those activities that the Federal Reserve Board found, by order or regulation as of the day prior to enactment of the Gramm-Leach-Bliley Act, to be so closely related to banking as to be a proper incident to banking. These non-banking activities include, among other things: operating a mortgage company, finance company, or factoring company; performing certain data processing operations; providing certain investment and financial advice; acting as an insurance agent for certain types of credit-related insurance; leasing property on a full-payout, nonoperating basis; and providing discount securities brokerage services for customers. With the exception of the activities of our mortgage company discussed above, neither we nor any of our subsidiaries engages in any of the non-banking activities listed above.
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
Employees
     As of December 31, 2009, we and our bank employed 232 full-time and 62 part-time persons. Management believes that relations with employees are good.

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
     The Board of Directors has delegated significant lending authority to officers of our bank. The Board of Directors believes this empowerment, supported by our strong credit culture and the significant experience of our commercial lending staff, makes us responsive to our customers. The loan policy currently specifies lending authority for certain officers up to $5.0 million, and $10.0 million for our bank’s Chairman of the Board and Chief Executive Officer; however, the $10.0 million lending authority is generally used only in rare circumstances where timing is of the essence. Generally, loan requests exceeding $2.5 million require approval by the Officers Loan Committee, and loan requests exceeding $4.0 million, up to the legal lending limit of approximately $38.4 million, require approval by the Board of Directors. In most circumstances, we apply an in-house lending limit that is significantly less than our bank’s legal lending limit.
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
     Working capital loans are often structured as a line of credit and are reviewed periodically in connection with the borrower’s year-end financial reporting. These loans are generally secured by substantially all of the assets of the borrower, and have an interest rate tied to the Mercantile Bank Prime Rate. Loans and leases for machinery and equipment purposes typically have a maturity of three to five years and are fully amortizing, while commercial real estate loans are usually written with a five-year maturity and amortize over a 15 to 20 year period. Commercial loans and leases typically have an interest rate that is fixed to maturity or is tied to the Mercantile Bank Prime Rate.

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
     Commercial real estate lending involves more risk than residential lending because loan balances are greater and repayment is dependent upon the borrower’s business operations. We attempt to minimize the risks associated with these transactions by generally limiting our commercial real estate lending to owner-operated properties and to owners of non-owner occupied properties who have an established profitable history and satisfactory tenant structure. In many cases, risk is further reduced by requiring personal guarantees, limiting the amount of credit to any one borrower to an amount considerably less than our legal lending limit and avoiding certain types of commercial real estate financings.
     We have no material foreign loans, and only limited exposure to companies engaged in energy producing and agricultural-related activities.
     Single-Family Residential Real Estate Loans. Our mortgage company originates single-family residential real estate loans in our market areas, usually according to secondary market underwriting standards. Loans not conforming to those standards are made in limited circumstances. Single-family residential real estate loans provide borrowers with a fixed or adjustable interest rate with terms up to 30 years.
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
     Loans and leases are placed in a nonaccrual status when, in our opinion, uncertainty exists as to the ultimate collection of principal and interest. As of December 31, 2009, loans and leases placed in nonaccrual status totaled $81.8 million, or 5.3% of total loans and leases. As of the same date, loans and leases past due 90 days or more and still accruing interest totaled $0.2 million, or 0.02% of total loans and leases.
     Additional detail and information relative to the loan and lease portfolio is incorporated by reference to Management’s Discussion and Analysis of Financial Condition and Results of Operation (“Management’s Discussion and Analysis”) and Note 3 of the Notes to Consolidated Financial Statements in this Annual Report.
Allowance for Loan and Lease Losses
     In each accounting period, we adjust the allowance to the amount we believe is necessary to maintain the allowance at adequate levels. Through the loan and lease review and credit departments, we attempt to establish specific portions of the allowance based on specifically identifiable problem loans and leases. The evaluation of the allowance is further based on, but not limited to, consideration of the internally prepared Reserve Analysis, loan and lease loss migration analysis, composition of the loan and lease portfolio, third party analysis of the loan and lease administration processes and portfolio and general economic conditions.
     The Reserve Analysis, used since our inception and completed monthly, applies reserve allocation factors to outstanding loan and lease balances to calculate an overall allowance dollar amount. For commercial loans and leases, which continue to comprise a vast majority of our total loans and leases, reserve allocation factors are based upon the loan ratings as determined by our standardized grade paradigms. For retail loans, reserve allocation factors are based upon the type of credit. Adjustments for specific lending relationships, including impaired loans and leases, are made on a case-by-case basis. The reserve allocation factors are primarily based on the recent levels and historical trends of net loan and lease charge-offs and non-performing assets, the comparison of the recent levels and historical trends of net loan and lease charge-offs and non-performing assets with a customized peer group consisting of ten similarly-sized publicly traded banking organizations conducting business in the states of Michigan, Illinois, Indiana or Ohio, the review and consideration of our loan and lease migration analysis and the experience of senior management making similar loans and leases for an extensive period of time. We regularly review the Reserve Analysis and make adjustments periodically based upon identifiable trends and experience. Net increases to commercial loan and lease reserve allocation factors during 2009 resulted in a $5.3 million increase to the allowance.
     As specified in our Loan Administration Policy, we complete a migration analysis quarterly to assist us in determining appropriate reserve allocation factors for commercial loans and leases. Our migration analysis takes into account four different time periods, including four, eight, twelve and twenty-quarter time periods, and while we generally place most weight on the eight-quarter timeframe as that period is close to the average duration of our loan and lease portfolio, consideration is given to the other time periods as part of our assessment. Although the migration analysis provides an accurate historical accounting of our loan and lease losses, it is not able to fully account for environmental factors that will also very likely impact the collectability of our commercial loans and leases as of any quarter-end date.

     Environmental factors include both internal and external items. We believe the most significant internal environmental factor is our credit culture and our relative aggressiveness in assigning and revising commercial loan and lease ratings. Although we have been conservative in our approach to commercial loan and lease ratings, ongoing stressed economic conditions have resulted in an even higher sense of aggressiveness with regards to the downgrading of lending relationships. In addition, we made revisions to our grading paradigms in early 2009 that mathematically resulted in commercial loan and lease relationships being more quickly downgraded when signs of stress are noted, such as slower sales activity for construction and land development commercial real estate (“CRE”) relationships and reduced operating performance/cash flow coverage for commercial and industrial (“C&I”) relationships. These changes, coupled with the troubled economic environment, resulted in significant downgrades during 2009 and the need for substantial provisions to the allowance. To more effectively manage our commercial loan and lease portfolio, we created two specific groups tasked with managing our higher exposure lending relationships. One team manages the most distressed credits, while the other team manages our larger “monitor-rated” credit relationships.
     The most significant external environmental factor is the assessment of the current economic environment and the resulting implications on our commercial loans and leases. Currently, we believe conditions remained stressed for CRE; however, recent data and performance reflect a level of stability in the C&I segment of our loan and lease portfolio.
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
     Additional detail regarding the allowance is incorporated by reference to Management’s Discussion and Analysis and Note 3 of the Notes to Consolidated Financial Statements included in this Annual Report.
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
Competition
     Our primary markets for loans and core deposits are the Grand Rapids, Holland and Lansing metropolitan areas. We face substantial competition in all phases of our operations from a variety of different competitors. We compete for deposits, loans and other financial services with numerous Michigan-based and out-of-state banks, savings banks, thrifts, credit unions and other financial institutions as well as from other entities that provide financial services. Some of the financial institutions and financial service organizations with which we compete are not subject to the same degree of regulation as we are. Many of our primary competitors have been in business for many years, have established customer bases, are larger, have substantially higher lending limits than we do, and offer larger branch networks and other services which we do not. Most of these same entities have greater capital resources than we do, which, among other things, may allow them to price their services at levels more favorable to the customer and to provide larger credit facilities than we do. Under the Gramm-Leach-Bliley Act, effective March 11, 2000, securities firms and insurance companies that elect to become financial holding companies may acquire banks and other financial institutions. The Gramm-Leach-Bliley Act affects the competitive environment in which we conduct our business. The financial services industry is also likely to become more competitive as further technological advances enable more companies to provide financial services.
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
     Dramatic declines in the housing market over the past several years, with falling home prices and increasing foreclosures, unemployment and under-employment, have negatively impacted the credit performance of real estate related loans and resulted in significant write-downs of asset values by financial institutions. These write-downs, initially of asset-backed securities but spreading to other securities and loans, have caused many financial institutions to seek additional capital, to reduce or eliminate dividends, to merge with larger and stronger institutions and, in some cases, to fail. Reflecting concern about the stability of the financial markets generally and the strength of counterparties, many lenders and institutional investors have reduced or ceased providing funding to borrowers, including to other financial institutions. This market turmoil and tightening of credit have led to an increased level of commercial and consumer delinquencies, lack of consumer confidence, increased market volatility and widespread reduction of business activity generally. The resulting economic pressure on consumers and lack of confidence in the financial markets have adversely affected our business, financial condition and results of operations. Market developments may affect consumer confidence levels and may cause adverse changes in payment patterns, causing increases in delinquencies and default rates, which may impact our charge-offs and provision for credit losses. A worsening of these conditions would likely exacerbate the adverse effects of these difficult market conditions on us and others in the financial institutions industry.
Significant declines in the value of commercial real estate adversely impact us.
     Many of our loans relate to commercial real estate. Stressed economic conditions have significantly reduced the value of commercial real estate and have strained the financial condition of our commercial real estate borrowers, especially in the land development and non-owner occupied CRE segments of our loan and lease portfolio. Those difficulties have adversely affected us and could produce additional losses and other adverse effects on our business.
Market volatility may adversely affect us.
     The capital and credit markets have been experiencing volatility and disruption. In some cases, the markets have produced downward pressure on stock prices and credit availability for certain issuers without apparent regard to those issuers’ underlying financial strength. The current levels of market disruption and volatility have an adverse effect, which may be material, on our ability to access capital and on our business, financial condition and results of operations.

Adverse changes in economic conditions or interest rates may negatively affect our earnings, capital and liquidity.
     The results of operations for financial institutions, including our bank, have been materially and adversely affected by changes in prevailing local and national economic conditions, including declines in real estate market values and the related declines in value of our real estate collateral, rapid increases or decreases in interest rates and changes in the monetary and fiscal policies of the federal government. Our profitability is heavily influenced by the spread between the interest rates we earn on loans and investments and the interest rates we pay on deposits and other interest-bearing liabilities, as well as provisions to the allowance for loan and lease losses. Substantially all of our loans are to businesses and individuals in western, south central, or southeastern Michigan, and the decline in the economy of these areas has adversely affected us. Continued stress on our financial condition is likely until economic conditions improve within our markets. Like most banking institutions, our net interest spread and margin will be affected by general economic conditions and other factors that influence market interest rates and our ability to respond to changes in these rates. At any given time, our assets and liabilities may be such that they will be affected differently by a given change in interest rates.
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

The effect of the U.S. Government’s response to the financial crisis remains uncertain.
     In response to the turmoil in the financial services sector and the severe recession in the broader economy, the U.S. Government has taken legislative and other action intended to restore financial stability and economic growth. On October 3, 2008, then President Bush signed into law the Emergency Economic Stabilization Act of 2008 (the “EESA”). Among other things, the EESA established the Troubled Asset Relief Program, or TARP. Under TARP, the U.S. Treasury Department was given the authority, among other things, to purchase up to $700 billion of mortgages, mortgage-backed securities and certain other financial instruments from financial institutions and others for the purpose of stabilizing and providing liquidity to the U.S. financial markets. On October 14, 2008, the Treasury Department announced a program under EESA pursuant to which it would make senior preferred stock investments in qualifying financial institutions (the “TARP Capital Purchase Program”). On February 17, 2009, President Obama signed into law the American Recovery and Reinvestment Act of 2009 (the “ARRA”). The ARRA contained, among other things, a further package of economic stimulus measures and amendments to EESA’s restrictions on compensation of executives of financial institutions and others participating in the TARP. In addition to legislation, the Federal Reserve Board eased short-term interest rates and implemented a series of emergency programs to furnish liquidity to the financial markets and credit to various participants in those markets. The FDIC created a program to guarantee, on specified conditions, certain indebtedness and noninterest-bearing transaction accounts of participating insured depository institutions for limited periods. The Treasury Department also implemented further measures to address the crisis in the financial services sector. Recently, some of the emergency programs established by the Federal Reserve Board have been modified or allowed to expire. There can be no assurance as to the actual impact of the EESA, the ARRA, and their respective implementing regulations, the programs of the government agencies, or any further legislation or regulations, on the financial markets or the broader economy. Likewise, it is impossible to predict the effects of the winding-up of the emergency governmental programs on financial markets, general interest rate levels, and the broader economy. A failure to stabilize the financial markets, and a continuation or worsening of the current financial market conditions, could materially and adversely affect our business, financial condition, results of operations, access to credit or the trading price of our common stock.
The U.S. Government’s legislative and regulatory response to the financial crisis and our participation in its programs may have adverse effects on us.
     The programs established or to be established under the EESA, TARP, the ARRA or other legislation or regulations may have adverse effects upon us. We may face increased regulation in our industry. Compliance with such regulations may increase our costs and limit our ability to pursue business opportunities. Also, our participation in specific programs may subject us to additional restrictions. For example, we participated in the TARP Capital Purchase Program by selling preferred stock and a warrant for common stock to the Treasury Department for $21.0 million in May of 2009. That participation limits our ability, without the consent of the Treasury Department, to increase the cash dividend on, or to repurchase, our common stock. It also subjects us to restrictions on the compensation we may pay to our executives. The restrictions may adversely affect the trading price of our common stock or our ability to recruit and retain executives.
Our credit losses could increase and our allowance for loan and lease losses may not be adequate to cover actual loan losses.
     The risk of nonpayment of loans is inherent in all lending activities, and nonpayment, when it occurs, may have a materially adverse effect on our earnings and overall financial condition as well as the value of our common stock. Our focus on commercial lending may result in a larger concentration of loans to small businesses. As a result, we may assume different or greater lending risks than other banks. We make various assumptions and judgments about the collectability of our loan portfolio and provide an allowance for losses based on several factors. If our assumptions are wrong, our allowance for loan and lease losses may not be sufficient to cover our losses, which would have an adverse effect on our operating results. The actual amounts of future provisions for loan and lease losses cannot be determined at this time and may exceed the amounts of past provisions. Additions to our allowance for loan and lease losses decrease our net income.

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
     In addition, we continue to depend on our key commercial loan officers. Several of our commercial loan officers are responsible, or share responsibility, for generating and managing a significant portion of our commercial loan and lease portfolio. Our success can be attributed in large part to the relationships these officers as well as members of our management team have developed and are able to maintain with our customers as we continue to implement our community banking philosophy. The loss of any of these commercial loan officers could adversely affect our loan and lease portfolio and performance, and our ability to generate new loans and leases. Many of our key employees have signed agreements with us agreeing not to compete with us in one or more of our markets for specified time periods if they leave employment with us.
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
     We have utilized and expect to continue to utilize out-of-area or wholesale deposits to support our assets. These deposits are generally a lower cost source of funds when compared to the interest rates that we would have to offer in our local markets to generate a commensurate level of funds. In addition, the overhead costs associated with wholesale deposits are considerably less than the overhead costs we would incur to obtain and administer a similar level of local deposits. A decline in the availability of these wholesale deposits would require us to fund our growth with more costly funding sources, which could reduce our net interest margin, limit our growth, reduce our asset size, or increase our overhead costs. Wholesale deposits include deposits obtained through brokers. If a bank is not well capitalized, regulatory approval is required to accept brokered deposits.
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
     We have paid a quarterly cash dividend each quarter beginning with the first quarter of 2003. Our ability to pay cash and stock dividends is subject to limitations under various laws and regulations, to prudent and sound banking practices, and to contractual provisions relating to our subordinated debentures and participation in the Capital Purchase Program.
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

Item 1B. Unresolved Staff Comments
     We have received no written comments regarding our periodic or current reports from the staff of the Securities and Exchange Commission that were issued 180 days or more before the end of our 2009 fiscal year and that remain unresolved.
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

Item 4.	Reserved
PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
     Our common stock is traded on the Nasdaq Global Select Market under the symbol “MBWM”. At February 1, 2010, there were 388 record holders of our common stock. In addition, we estimate that there were approximately 4,000 beneficial owners of our common stock who own their shares through brokers or banks.
     The following table shows the high and low sales prices for our common stock as reported by the Nasdaq Global Select Market for the periods indicated and the quarterly cash dividends paid by us during those periods.

	High	Low	Dividend
2009
First Quarter	$6.48	$3.01	$0.04
Second Quarter	6.00	2.84	0.01
Third Quarter	4.79	3.02	0.01
Fourth Quarter	4.33	3.00	0.01

2008
First Quarter	$16.19	$10.19	$0.15
Second Quarter	11.40	7.10	0.08
Third Quarter	10.09	4.82	0.04
Fourth Quarter	9.69	4.00	0.04

     Holders of our common stock are entitled to receive dividends that the Board of Directors may declare from time to time. We may only pay dividends out of funds that are legally available for that purpose. We are a holding company and substantially all of our assets are held by our subsidiaries. Our ability to pay dividends to our shareholders depends primarily on our bank’s ability to pay dividends to us. Dividend payments and extensions of credit to us from our bank are subject to legal and regulatory limitations, generally based on capital levels and current and retained earnings, imposed by law and regulatory agencies with authority over our bank. The ability of our bank to pay dividends is also subject to its profitability, financial condition, capital expenditures and other cash flow requirements. In addition, under the terms of our subordinated debentures, we would be precluded from paying dividends on our common stock if an event of default has occurred and is continuing under the subordinated debentures, or if we exercised our right to defer payments of interest on the subordinated debentures, until the deferral ended. Also, in connection with our participation in the Treasury Department’s Capital Purchase Program, we agreed that we would not, without the Treasury Department’s consent, increase our cash dividend rate on our common stock, or with certain exceptions, repurchase any shares of our common stock. These restrictions relating to the Capital Purchase Program remain in effect until the earlier of (i) May 15, 2012, or (ii) when all of the preferred stock that we sold to the Treasury Department has been redeemed by us or transferred by the Treasury Department to third parties.
     On January 14, 2010, we declared a $0.01 per share cash dividend on our common stock, payable on March 10, 2010 to record holders as of February 10, 2010.
Issuer Purchases of Equity Securities
     We did not purchase any shares of our common stock during the fourth quarter of 2009.
Shareholder Return Performance Graph
     Set forth below is a line graph comparing the yearly percentage change in the cumulative total shareholder return on our common stock (based on the last reported sales price of the respective year) with the cumulative total return of the Nasdaq Composite Index and the SNL Nasdaq Bank Index from December 31, 2004 through December 31, 2009. The following is based on an investment of $100 on December 31, 2004 in our common stock, the Nasdaq Composite Index and the SNL Bank Nasdaq Index, with dividends reinvested where applicable.

	Period Ending
Index	12/31/04	12/31/05	12/31/06	12/31/07	12/31/08	12/31/09

Mercantile Bank Corporation	100.00	103.39	107.70	47.63	13.59	9.90
NASDAQ Composite	100.00	101.37	111.03	121.92	72.49	104.31
SNL Bank NASDAQ	100.00	96.95	108.85	85.45	62.06	50.34

Item 6.	Selected Financial Data.
     The Selected Financial Data on page F-3 in this Annual Report is incorporated here by reference.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operation.
     Management’s Discussion and Analysis included in this Annual Report is incorporated here by reference.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.
     The information under the heading “Market Risk Analysis” included in this Annual Report is incorporated here by reference.

Item 8.	Financial Statements and Supplementary Data.
     The Consolidated Financial Statements, Notes to Consolidated Financial Statements and the Reports of Independent Registered Public Accounting Firm included in this Annual Report are incorporated here by reference.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.
     None

Item 9A.	Controls and Procedures.
     As of December 31, 2009, an evaluation was performed under the supervision of and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of December 31, 2009.
     There have been no significant changes in our internal controls over financial reporting during the quarter ended December 31, 2009, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
     Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2009. This evaluation was based on criteria for effective internal control over financial reporting described in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control — Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2009. Refer to page F-34 for management’s report.
     Our independent registered public accounting firm has issued an audit report on our internal control over financial reporting which is included in this Annual Report.

Item 9B.	Other Information.
     None
PART III

Item 10.	Directors, Executive Officers and Corporate Governance.
     The information presented under the captions “Election of Directors,” “Executive Officers,” “Section 16(a) Beneficial Ownership Reporting Compliance” and “Corporate Governance — Code of Ethics” in the definitive Proxy Statement of Mercantile for our April 29, 2010 Annual Meeting of Shareholders (the “Proxy Statement”), a copy of which will be filed with the Securities and Exchange Commission before the meeting date, is incorporated here by reference.
     We have a separately-designated standing audit committee established in accordance with Section 3(a)(58)(A) of the Securities Exchange Act of 1934. The members of the Audit Committee consist of Betty S. Burton, David M. Cassard, Calvin D. Murdock, Merle J. Prins and Timothy O. Schad. The Board of Directors has determined that Messrs. Cassard, Murdock and Schad, members of the Audit Committee, are qualified as audit committee financial experts, as that term is defined in the rules of the Securities and Exchange Commission. Messrs. Cassard, Murdock and Schad are independent, as independence for audit committee members is defined in the Nasdaq listing standards and the rules of the Securities and Exchange Commission.

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
Equity Compensation Plan Information
     The following table summarizes information, as of December 31, 2009, relating to compensation plans under which equity securities are authorized for issuance.

			Number of securities
			remaining available for
			future issuance under
	Number of securities to	Weighted-average	equity compensation
	be issued upon exercise	exercise price of	plans (excluding
	of outstanding options,	outstanding options,	securities reflected in
Plan Category	warrants and rights	warrants and rights	column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders (1)	296,215	$20.34	410,000	(2)

Equity compensation plans not approved by security holders	0	0	0

Total	296,215	$20.34	410,000

(1)	These plans are Mercantile’s 1997 Employee Stock Option Plan, 2000 Employee Stock Option Plan, 2004 Employee Stock Option Plan, Independent Director Stock Option Plan and the Stock Incentive Plan of 2006.

(2)	These securities are available under the Stock Incentive Plan of 2006. Incentive awards may include, but are not limited to, stock options, restricted stock, stock appreciation rights and stock awards.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.
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
 Report of Independent Registered Public Accounting Firm dated March 15, 2010 — BDO Seidman, LLP
 Consolidated Balance Sheets — December 31, 2009 and 2008
 Consolidated Statements of Operations for each of the three years in the period ended December 31, 2009
 Consolidated Statements of Changes in Shareholders’ Equity for each of the three years in the period ended December 31, 2009
Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 2009
 Notes to Consolidated Financial Statements
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

10.7
Mercantile Bank of Michigan Amended and Restated Deferred Compensation Plan for Members of the Board of Directors dated June 29, 2006 is incorporated by reference to exhibit 10.9 of our Form 10-K for the year ended December 31, 2007

10.8
First Amendment dated October 25, 2007 to the Mercantile Bank of Michigan Amended and Restated Deferred Compensation Plan for Members of the Board of Directors dated June 29, 2006 is incorporated by reference to exhibit 10.10 of our Form 10-K for the year ended December 31, 2007

10.9
Second Amendment dated October 23, 2008 to the Mercantile Bank of Michigan Amended and Restated Deferred Compensation Plan for Members of the Board of Directors dated June 29, 2007 is incorporated by reference to exhibit 10.9 of our Form 10-K for the year ended December 31, 2008

10.10
Agreement between Fiserv Solutions, Inc. and our bank dated September 10, 1997, is incorporated by reference to exhibit 10.3 of our Registration Statement on Form SB-2 (Commission File No. 333-33081) that became effective on October 23, 1997

10.11
Extension Agreement of Data Processing Contract between Fiserv Solutions, Inc. and our bank dated May 12, 2000 extending the agreement between Fiserv Solutions, Inc. and our bank dated September 10, 1997, is incorporated by reference to exhibit 10.15 of our Form 10-K for the year ended December 31, 2000

10.12
Extension Agreement of Data Processing Contract between Fiserv Solutions, Inc. and our bank dated November 21, 2002 extending the agreement between Fiserv Solutions, Inc. and our bank dated September 10, 1997, is incorporated by reference to exhibit 10.5 of our Form 10-K for the year ended December 31, 2002

10.13
Extension Agreement of Data Processing Contract between Fiserv Solutions, Inc. and our bank dated December 20, 2006 extending the agreements between Fiserv Solutions, Inc. and our bank dated September 10, 1997 and November 21, 2002 is incorporated by reference to exhibit 10.14 of our Form 10-K for the year ended December 31, 2007

10.14
Amended and Restated Employment Agreement dated as of October 18, 2001, among the company, our bank and Michael H. Price, is incorporated by reference to exhibit 10.22 of our Form 10-K for the year ended December 31, 2001 *

10.15
Employment Agreement dated as of October 18, 2001, among the company, our bank and Robert B. Kaminski, Jr., is incorporated by reference to exhibit 10.23 of our Form 10-K for the year ended December 31, 2001 *

10.16
Employment Agreement dated as of October 18, 2001, among the company, our bank and Charles E. Christmas, is incorporated by reference to exhibit 10.23 of our Form 10-K for the year ended December 31, 2001 *

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

10.25
Form of Agreement Amending Stock Option Agreement, dated November 17, 2005 issued under our 2004 Employee Stock Option Plan, is incorporated by reference to exhibit 10.1 of our Form 8-K filed December 14, 2005 *

10.26
Second Amendment to Employment Agreement dated as of November 17, 2005, among the company, our bank and Michael H. Price is incorporated by reference to exhibit 10.29 of our Form 10-K for the year ended December 31, 2005 *

10.27
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
10.29
Form of Mercantile Bank of Michigan Amended and Restated Executive Deferred Compensation Agreement dated November 18, 2006, that has been entered into between our bank and each of Gerald R. Johnson, Jr., Michael H. Price, Robert B. Kaminski, Jr., Charles E. Christmas, and certain other officers of our bank is incorporated by reference to exhibit 10.34 of our Form 10-K for the year ended December 31, 2007 *

10.30
Form of First Amendment to the Mercantile Bank of Michigan Executive Deferred Compensation Agreement dated November 18, 2006, that has been entered into between our bank and each of Gerald R. Johnson, Jr., Michael H. Price, Robert B. Kaminski, Jr., Charles E. Christmas, and certain other officers of our bank, dated October 25, 2007 is incorporated by reference to exhibit 10.35 of our Form 10-K for the year ended December 31, 2007 *

10.31
Form of Second Amendment to the Mercantile Bank of Michigan Executive Deferred Compensation Agreement date November 18, 2006, that has been entered into between our bank and each of Michael H. Price, Robert B. Kaminski, Charles E. Christmas, and certain other officers of our bank, dated October 23, 2008 is incorporated by reference to exhibit 10.34 of our Form 10-K for the year ended December 31, 2008 *

10.32
Form of Mercantile Bank of Michigan Split Dollar Agreement that has been entered into between our bank and each of Gerald R. Johnson, Jr., Michael H. Price, Robert B. Kaminski, Jr., Charles E. Christmas, and certain other officers of our bank is incorporated by reference to exhibit 10.33 of our Form 10-K for the year ended December 31, 2005 *

10.33	Director Fee Summary *

10.34
Lease Agreement between our bank and The Conlin Company dated July 12, 2005 for our Ann Arbor, Michigan office is incorporated by reference to exhibit 10.36 of our Form 10-K for the year ended December 31, 2005

10.35
Stock Incentive Plan of 2006 is incorporated by reference to Appendix A of our proxy statement for our April 27, 2006 annual meeting of shareholders that was filed with the Securities and Exchange Commission *

10.36	Amendment and Restatement of Stock Incentive Plan of 2006 dated November 18, 2008 is incorporated by reference to exhibit 10.39 of our Form 10-K for the year ended December 31, 2008 *

10.37
Form of Notice of Grant of Incentive Stock Option and Stock Option Agreement for incentive stock options granted in 2006 under our Stock Incentive Plan of 2006 is incorporated by reference to exhibit 10.1 of our Form 8-K filed November 22, 2006 *

10.38
Form of Notice of Grant of Incentive Stock Option and Stock Option Agreement for incentive stock options granted after 2006 under our Stock Incentive Plan of 2006 is incorporated by reference to exhibit 10.41 of our Form 10-K for the year ended December 31, 2007 *

EXHIBIT NO.	EXHIBIT DESCRIPTION
10.39
Form of Restricted Stock Award Agreement Notification of Award and Terms and Conditions of Award for restricted stock granted in 2006 under our Stock Incentive Plan of 2006 is incorporated by reference to exhibit 10.2 of our Form 8-K filed November 22, 2006 *

10.40
Form of Restricted Stock Award Agreement Notification of Award and Terms and Conditions of Award for restricted stock granted after 2006 under our Stock Incentive Plan of 2006 is incorporated by reference to exhibit 10.43 of our Form 10-K for the year ended December 31, 2007 *

10.41	Mercantile Bank Corporation Employee Stock Purchase Plan of 2002 is incorporated by reference to exhibit 10.47 of our Form 10-K for the year ended December 31, 2008

10.42
First Amendment to Mercantile Bank Corporation Employee Stock Purchase Plan of 2002 is incorporated by reference to exhibit 4(c) of our Registration Statement on Form S-8 (Commission File No. 333-158280) that became effective on March 30, 2009

10.43
Second Amendment to Mercantile Bank Corporation Employee Stock Purchase Plan of 2002 is incorporated by reference to exhibit 4(d) of our Registration Statement on Form S-8 (Commission File No. 333-158280) that became effective on March 30, 2009

10.44
Lease Agreement between our bank and CD Partners LLC dated October 2, 2007 for our Oakland County, Michigan office is incorporated by reference to exhibit 10.47 of our Form 10-K for the year ended December 31, 2007

10.45
Letter Agreement, dated as of May 15, 2009, between Mercantile Bank Corporation and the United States Department of the Treasury, including the Securities Purchase Agreement — Standard Terms and Schedules is incorporated by reference to exhibit 10.1 of our Form 8-K filed May 15, 2009

10.46
Side Letter Agreement, dated as of May 15, 2009, between Mercantile Bank Corporation and the United States Department of the Treasury regarding the American Recovery and Reinvestment Act of 2009 is incorporated by reference to exhibit 10.2 of our Form 8-K filed May 15, 2009

10.47
Amendment to Employment Agreements, dated May 15, 2009, by and among Mercantile Bank Corporation, Mercantile Bank of Michigan, Michael H. Price, Robert B. Kaminski, Jr. and Charles E. Christmas is incorporated by reference to exhibit 10.3 of our Form 8-K filed May 15, 2009 *

10.48	Form of Waiver executed by each of Michael H. Price, Robert B. Kaminski, Jr. and Charles E. Christmas is incorporated by reference to exhibit 10.4 of our Form 8-K filed May 15, 2009

10.49
Amendment to Commercial Lease between our bank and Jerry Helmer and Ruthann Helmer dated August 14, 2007 for our Ann Arbor, Michigan office is incorporated by reference to exhibit 10.5 of our Form 10-Q for the quarter ended June 30, 2009

EXHIBIT NO.	EXHIBIT DESCRIPTION
10.50
Termination of Lease Agreement between our bank and CD Partners LLC dated May 21, 2009 for our Oakland County, Michigan office is incorporated by reference to exhibit 10.6 of our Form 10-Q for the quarter ended June 30, 2009

10.51
Termination of Lease Agreement between our bank and Jerry Helmer and Ruthann Helmer dated July 22, 2009 for our Ann Arbor, Michigan office is incorporated by reference to exhibit 10.7 of our Form 10-Q for the quarter ended June 30, 2009

10.52	Warrant to Purchase Common Stock of Mercantile Bank Corporation, dated May 15, 2009 is incorporated by reference to exhibit 4.2 of our Form 8-K filed May 15, 2009

21	Subsidiaries of the company is incorporated by reference to exhibit 21 of our Form 10-K for the year ended December 31, 2008

23	Consent of BDO Seidman, LLP

31	Rule 13a-14(a) Certifications

32.1	Section 1350 Chief Executive Officer Certification

32.2	Section 1350 Chief Financial Officer Certification

99.1
First fiscal year certification of our principal executive officer and principal financial officer required because of our participation in the Capital Purchase Program of the Troubled Asset Relief Program

*	Management contract or compensatory plan

(c)	Financial Statements Not Included In Annual Report

Not applicable

MERCANTILE BANK CORPORATION
FINANCIAL INFORMATION
December 31, 2009 and 2008

MERCANTILE BANK CORPORATION
FINANCIAL INFORMATION
December 31, 2009 and 2008

SELECTED FINANCIAL DATA

	2009	2008	2007	2006	2005
		(Dollars in thousands except per share data)
Consolidated Results of Operations:

Interest income	$104,909	$121,072	$144,181	$137,260	$102,130
Interest expense	53,576	74,863	88,624	75,673	46,838

Net interest income	51,333	46,209	55,557	61,587	55,292
Provision for loan and lease losses	59,000	21,200	11,070	5,775	3,790
Noninterest income	7,558	7,282	5,870	5,261	5,661
Noninterest expense	46,488	42,126	38,356	32,262	31,117

Income (loss) before income tax expense (benefit)	(46,597)	(9,835)	12,001	28,811	26,046
Income tax expense (benefit)	5,490	(4,876)	3,035	8,964	8,145

Net income (loss)	(52,087)	(4,959)	8,966	19,847	17,901
Preferred stock dividends and accretion	802	0	0	0	0

Net income (loss) attributable to common shares	$(52,889)	$(4,959)	$8,966	$19,847	$17,901

Consolidated Balance Sheet Data:

Total assets	$1,906,208	$2,208,010	$2,121,403	$2,067,268	$1,838,210
Cash and cash equivalents	21,735	25,804	29,430	51,380	36,753
Securities	257,384	242,787	211,736	202,419	181,614
Loans and leases	1,539,818	1,856,915	1,799,880	1,745,478	1,561,812
Allowance for loan and lease losses	47,878	27,108	25,814	21,411	20,527
Bank owned life insurance	45,024	42,462	39,118	30,858	28,071

Deposits	1,401,627	1,599,575	1,591,181	1,646,903	1,419,352
Securities sold under agreements to repurchase	99,755	94,413	97,465	85,472	72,201
Federal Home Loan Bank advances	205,000	270,000	180,000	95,000	130,000
Subordinated debentures	32,990	32,990	32,990	32,990	32,990
Shareholders’ equity	140,104	174,372	178,155	171,915	155,125

Consolidated Financial Ratios:

Return on average assets	(2.51%)	(0.23%)	0.43%	1.01%	1.05%
Return on average shareholders’ equity	(29.91%)	(2.87%)	5.10%	12.19%	12.05%
Average shareholders’ equity to average assets	8.40%	8.01%	8.44%	8.31%	8.73%

Nonperforming loans and leases to total loans and leases	5.52%	2.66%	1.66%	0.49%	0.26%
Allowance for loan and lease losses to total loans and leases	3.11%	1.46%	1.43%	1.23%	1.31%

Tier 1 leverage capital	8.64%	9.17%	9.97%	10.04%	10.45%
Tier 1 leverage risk-based capital	9.92%	9.68%	10.14%	10.37%	10.82%
Total risk-based capital	11.18%	10.93%	11.39%	11.45%	12.00%

Per Share Data:

Net income (loss):
Basic	$(6.23)	$(0.59)	$1.06	$2.36	$2.14
Diluted	(6.23)	(0.59)	1.05	2.33	2.10

Book value at end of period	13.86	20.29	20.89	21.43	19.46
Dividends declared	0.07	0.31	0.55	0.48	0.39
Dividend payout ratio	NA	NA	52.16%	20.34%	17.79%

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
Allowance For Loan and Lease Losses: The allowance for loan and lease losses (“allowance”) is maintained at a level we believe is adequate to absorb probable incurred losses identified and inherent in the loan and lease portfolio. Our evaluation of the adequacy of the allowance is an estimate based on past loan loss experience, the nature and volume of the loan and lease portfolio, information about specific borrower situations and estimated collateral values, guidance from bank regulatory agencies and assessments of the impact of current and anticipated economic conditions on the loan and lease portfolio. Allocations of the allowance may be made for specific loans or leases, but the entire allowance is available for any loan or lease that, in management’s judgment, should be charged-off. Loan and lease losses are charged against the allowance when management believes the uncollectability of a loan or lease is likely. The balance of the allowance represents management’s best estimate, but significant downturns in circumstances relating to loan and lease quality or economic conditions could result in a requirement for an increased allowance in the future. Likewise, an upturn in loan and lease quality or improved economic conditions may result in a decline in the required allowance in the future. In either instance, unanticipated changes could have a significant impact on operating earnings.

The allowance is increased through a provision charged to operating expense. Uncollectable loans and leases are charged-off through the allowance. Recoveries of loans and leases previously charged-off are added to the allowance. A loan or lease is considered impaired when it is probable that contractual interest and principal payments will not be collected either for the amounts or by the dates as scheduled in the loan or lease agreement. Impairment is evaluated in aggregate for smaller-balance loans of similar nature such as residential mortgage, consumer and credit card loans, and on an individual loan or lease basis for other loans. If a loan or lease is impaired, a portion of the allowance is allocated so that the loan or lease is reported, net, at the present value of estimated future cash flows using the loan’s or lease’s existing interest rate or at the fair value of collateral if repayment is expected solely from the collateral. The timing of obtaining outside appraisals varies, generally depending on the nature and complexity of the property being evaluated, general breadth of activity within the marketplace and the age of the most recent appraisal. In certain circumstances, we may internally update outside appraisals based on recent information impacting a particular or similar property, or due to identifiable trends (e.g., recent sales of similar properties) within our markets. The expected future cash flows exclude potential cash flows from certain guarantors. To the extent these guarantors are able to provide repayments, a recovery would be recorded upon receipt. Loans and leases are evaluated for impairment when payments are delayed, typically 30 days or more, or when serious deficiencies are identified within the credit relationship. Our policy for recognizing income on impaired loans is to accrue interest unless a loan is placed on nonaccrual status. We put loans into nonaccrual status when the full collection of principal and interest is not expected.
Income Tax Accounting: Current income tax liabilities or assets are established for the amount of taxes payable or refundable for the current year. In the preparation of income tax returns, tax positions are taken based on interpretation of federal and state income tax laws for which the outcome may be uncertain. We periodically review and evaluate the status of our tax positions and make adjustments as necessary. Deferred income tax liabilities and assets are also established for the future tax consequences of events that have been recognized in our financial statements or tax returns. A deferred income tax liability or asset is recognized for the estimated future tax effects attributable to temporary differences that can be carried forward (used) in future years. The valuation of our net deferred income tax asset is considered critical as it requires us to make estimates based on provisions of the enacted tax laws. The assessment of the realizability of the net deferred income tax asset involves the use of estimates, assumptions, interpretations and judgments concerning accounting pronouncements, federal and state tax codes and the extent of future taxable income. There can be no assurance that future events, such as court decisions, positions of federal and state taxing authorities, and the extent of future taxable income, will not differ from our current assessment, the impact of which could be significant to the consolidated results of operations and reported earnings.
Accounting guidance requires that companies assess whether a valuation allowance should be established against their deferred tax assets based on the consideration of all available evidence using a “more likely than not” standard. In making such judgments, we consider both positive and negative evidence and analyze changes in near-term market conditions as well as other factors which may impact future operating results. Significant weight is given to evidence that can be objectively verified. Despite improvements achieved throughout 2009 in key areas such as an expanded net interest margin, increased regulatory capital levels, a continued shift to local funding sources and reduced controllable overhead costs, the increased loan and lease loss provision expense and problem asset administration costs have been sizable. The continuing recent losses resulting from the distressed operating environment have significantly restricted our ability to rely on projections of future taxable income to support the recovery of our deferred tax assets. Consequently, we determined it necessary to establish a valuation allowance against our entire net deferred tax asset. We will continue to monitor our deferred tax assets quarterly for changes affecting their realizability.
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

We were incorporated on July 15, 1997 as a bank holding company to establish and own our bank. Our bank, after receiving all necessary regulatory approvals, began operations on December 15, 1997. Our bank has a strong commitment to community banking and offers a wide range of financial products and services, primarily to small- to medium-sized businesses, as well as individuals. Our bank’s lending strategy focuses on commercial lending, and, to a lesser extent, residential mortgage and consumer lending. Our bank also offers a broad array of deposit products, including checking, savings, money market, and certificates of deposit, as well as security repurchase agreements. Our primary markets are the Grand Rapids, Holland and Lansing areas. Our bank utilizes deposits from customers located outside of our primary market areas to assist in funding assets.
We formed a business trust, Mercantile Bank Capital Trust I (“our trust”), in 2004 to issue trust preferred securities. We issued subordinated debentures to our trust in return for the proceeds raised from the issuance of the trust preferred securities. In accordance with accounting guidelines, our trust is not consolidated, but instead we report the subordinated debentures issued to our trust as a liability.
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
FINANCIAL OVERVIEW
Our earnings performance has been negatively impacted by substantial provisions to the allowance. Ongoing state, regional and national economic struggles have negatively impacted some of our borrowers’ cash flows and underlying collateral values, leading to increased nonperforming assets, higher loan and lease charge-offs and increased overall credit risk within our loan portfolio. We continue to work with our borrowers to develop constructive dialogue to strengthen our relationships and enhance our ability to resolve complex issues; however, with the environment for the banking industry likely to remain stressed until economic conditions improve, credit quality will continue to be our major concern. We will remain vigilant in the identification and administration of problem assets, but provisions to the allowance will likely remain above historical levels, dampening future earnings performance.

Our earnings performance also reflects positive steps we have taken to not only partially mitigate the impact of deteriorating asset quality in the near term, but to benefit us on a longer-term basis as well. First, our net interest margin expanded throughout 2009 as we replaced maturing high-rate deposits with lower-cost funds, while at the same time our commercial loan pricing initiatives offset the negative impact of an increase in nonaccrual loans. Despite a substantial reduction in total loans and leases, our net interest income increased due to the higher net interest margin, and we expect our net interest margin to improve further over the next few quarters. Next, our regulatory risk-based capital ratios also increased, as the sale of preferred stock under the Treasury’s Capital Purchase Program and the reduction of loans outstanding have more than offset the impact of recording a net loss. In addition, we saw strong increases in local deposits, reflecting the successful implementation of various initiatives, campaigns and product enhancements. The local deposit growth, combined with the reduction of loans outstanding, provided for a substantial reduction of, and reliance on, wholesale funds. Lastly, we are starting to see the positive effect of our branch consolidation and other overhead cost reduction initiatives, as we continue to make strides to reduce controllable noninterest expense.
FINANCIAL CONDITION
Primarily reflecting our financial condition and weakened and relatively poor economic environments within our markets, we shrunk our balance sheet during 2009. Total assets declined from $2.21 billion on December 31, 2008 to $1.91 billion on December 31, 2009, representing a decrease in total assets of $301.8 million, or 13.7%. The decline in total assets during 2009 was primarily comprised of a $317.1 million decrease in total loans and leases. Our total deposits decreased $197.9 million and Federal Home Loan Bank (“FHLB”) advances declined $65.0 million.
Earning Assets
Average earning assets equaled 95.1% of average total assets during 2009, a level very similar to the 95.4% during 2008. The loan and lease portfolio continued to comprise a majority of earning assets, followed by securities, federal funds sold and interest-bearing deposits; however, during 2009, securities, federal funds sold and interest-bearing deposits comprised a larger percentage of earning assets primarily reflecting our decision to operate with a larger volume of on balance sheet liquidity given market conditions. Average total loans and leases equaled 80.9% of average total assets during 2009, a decline from 84.8% in 2008. Meanwhile, average securities, federal funds sold and interest-bearing deposits equaled a combined 14.2% of average total assets during 2009, an increase from 10.6% during 2008.
Our loan and lease portfolio is primarily comprised of commercial loans and leases. Commercial loans and leases declined by $301.3 million during 2009, and at December 31, 2009, totaled $1.41 billion, or 91.5% of the total loan and lease portfolio. The decline in outstanding balances reflects the slowdown in business activity in our markets and the impact of a concerted effort on our part to reduce exposure to certain non-owner occupied commercial real estate (“CRE”) and automotive-related businesses. The largest decline occurred in the commercial and industrial (“C&I”) loan portfolio, where usage of commercial lines of credit was reduced by about $138.0 million, in large part reflecting the slowdown in business activity and a corresponding reduction in accounts receivable and inventory financings. We would expect to see an increase in commercial line of credit usage when economic conditions improve. Total CRE balances declined $66.2 million during 2009. Our systematic approach to reducing our exposure to certain CRE lending will be prolonged, given the nature of CRE lending and the current depressed economic conditions; however, we believe that such a reduction is in our best interest when taking into account the increased inherent credit risk, relatively low loan rates and nominal deposit balances associated with targeted borrowing relationships. Also during 2009, commercial loans collateralized by owner-occupied real estate declined by $53.6 million and commercial loans related to residential development and construction decreased by $31.6 million.

The commercial loan and lease portfolio represents loans to businesses generally located within our market areas. Approximately 74% of the commercial loan and lease portfolio is primarily secured by real estate properties, with the remaining generally secured by other business assets such as accounts receivable, inventory, and equipment. The continued concentration of the loan and lease portfolio in commercial loans and leases is consistent with our stated strategy of focusing a substantial amount of our efforts on “wholesale” banking. Corporate and business lending continues to be an area of expertise for our senior management team, and our commercial lenders have extensive commercial lending experience, with most having at least ten years’ experience. Of each of the loan categories that we originate, commercial loans and leases are most efficiently originated and managed, thus limiting overhead costs by necessitating the attention of fewer employees. Our commercial lending business generates the largest portion of local deposits and is our primary source of demand deposits.
The following table summarizes our loans secured by real estate, excluding residential mortgage loans representing permanent financing of owner occupied dwellings and home equity lines of credit:

	12/31/09	9/30/09	6/30/09	3/31/09	12/31/08
Residential-Related:
Vacant Land	$19,465,000	$20,630,000	$21,400,000	$22,244,000	$21,374,000
Land Development	34,027,000	33,862,000	42,053,000	50,402,000	54,055,000
Construction	7,199,000	9,446,000	11,157,000	14,646,000	16,839,000

	60,691,000	63,938,000	74,610,000	87,292,000	92,268,000

Comm’l Non-Owner Occupied:
Vacant Land	25,549,000	25,564,000	29,005,000	28,775,000	29,269,000
Land Development	19,402,000	22,412,000	23,469,000	24,636,000	24,629,000
Construction	65,697,000	79,339,000	94,225,000	93,322,000	102,464,000
Commercial Buildings	537,891,000	528,727,000	545,501,000	556,280,000	558,360,000

	648,539,000	656,042,000	692,200,000	703,013,000	714,722,000

Comm’l Owner Occupied:
Construction	1,404,000	5,456,000	7,407,000	9,290,000	9,344,000
Commercial Buildings	324,451,000	349,335,000	359,610,000	365,250,000	370,099,000

	325,855,000	354,791,000	367,017,000	374,540,000	379,443,000

Total	$1,035,085,000	$1,074,771,000	$1,133,827,000	$1,164,845,000	$1,186,433,000

Residential mortgage and consumer loans declined in aggregate $15.8 million during 2009, and at December 31, 2009, totaled $130.8 million, or 8.5% of the total loan and lease portfolio. Although residential mortgage loan and consumer loan portfolios may increase in future periods, we expect the commercial sector of the lending efforts and resultant assets to remain the dominant loan portfolio category given our wholesale banking strategy.

The following table presents total loans outstanding as of December 31, 2009, according to scheduled repayments of principal on fixed rate loans and repricing frequency on variable rate loans. Floating rate loans that are currently at interest rate floors are treated as fixed rate loans and are reflected using maturity date and not repricing frequency.

	Less Than	One Through	More Than
	One Year	Five Years	Five Years	Total
Construction and land development	$135,144,000	$40,014,000	$920,000	$176,078,000
Real estate — residential properties	63,086,000	48,387,000	13,332,000	124,805,000
Real estate — multi-family properties	18,001,000	29,435,000	243,000	47,679,000
Real estate — commercial properties	355,983,000	433,593,000	24,482,000	814,058,000
Commercial and industrial	245,596,000	107,480,000	17,070,000	370,146,000
Leases	59,000	996,000	0	1,055,000
Consumer	3,062,000	2,752,000	183,000	5,997,000

Total	$820,931,000	$662,657,000	$56,230,000	$1,539,818,000

Fixed rate loans and leases	$439,405,000	$662,657,000	$42,750,000	$1,144,812,000
Floating rate loans and leases	381,526,000	0	13,480,000	395,006,000

Total	$820,931,000	$662,657,000	$56,230,000	$1,539,818,000

Our credit policies establish guidelines to manage credit risk and asset quality. These guidelines include loan review and early identification of problem loans and leases to provide effective loan and lease portfolio administration. The credit policies and procedures are meant to minimize the risk and uncertainties inherent in lending. In following these policies and procedures, we must rely on estimates, appraisals and evaluations of loans and leases and the possibility that changes in these could occur quickly because of changing economic conditions. Identified problem loans and leases, which exhibit characteristics (financial or otherwise) that could cause the loans and leases to become nonperforming or require restructuring in the future, are included on the internal “watch list.” Senior management and the Board of Directors review this list regularly. Market value estimates of collateral on impaired loans, as well as on foreclosed and repossessed assets, are reviewed periodically; however, we have a process in place to monitor whether value estimates at each quarter-end are reflective of current market conditions. Our credit policies establish criteria for obtaining appraisals and determining internal value estimates. We may also adjust outside and internal valuations based on identifiable trends within our markets, such as recent sales of similar properties or assets, listing prices and offers received. In addition, we may discount certain appraised and internal value estimates to address current distressed market conditions.
The levels of net loan and lease charge-offs and nonperforming assets have increased since early 2007. Although we were never directly involved in the underwriting of or the investing in subprime residential real estate loans, the apparent substantial and rapid collapse of this line of business during 2007 and 2008 throughout the United States had a significant negative impact on the residential real estate development lending portion of our business. The resulting decline in real estate prices and slowdown in sales has stretched the cash flow of our local developers and eroded the value of our underlying collateral, which caused elevated levels of nonperforming assets and net loan and lease charge-offs. Since that time, we have witnessed deteriorating economic conditions in Michigan and throughout the country. The resulting decline in business revenue has negatively impacted the cash flows of many of our borrowers, some to the point where loan payments have become past due or will likely become delinquent in future periods. In addition, real estate prices have fallen significantly, thereby exposing us to larger-than-typical losses in those instances where the sale of collateral is the primary source of repayment. Also during this time, we have seen deterioration in guarantors’ financial capacities to fund deficient cash flows and reduce or eliminate collateral deficiencies. It is likely that net loan and lease charge-offs and nonperforming assets will remain elevated in comparison to our historical levels until economic conditions improve.

As of December 31, 2007, nonperforming assets totaled $35.7 million, or 1.68% of total assets, an increase from the $9.6 million, or 0.46% of total assets, as of December 31, 2006. Nonperforming loans and leases totaled $29.8 million and foreclosed properties/repossessed assets equaled $5.9 million at year-end 2007, compared to $8.6 million and $1.0 million, respectively, at year-end 2006. As of December 31, 2007, nonperforming loans secured by real estate, combined with all foreclosed properties, totaled $28.6 million, or about 80% of total nonperforming assets. Nonperforming loans and foreclosed properties associated with the development of residential real estate totaled $11.1 million, with another $3.2 million in nonperforming loans secured by, and foreclosed properties consisting of, residential properties. Net loan and lease charge-offs during 2007 totaled $6.7 million, or 0.38% of average total loans and leases. During 2006, net loan and lease charge-offs totaled $4.9 million, or 0.29% of average total loans and leases.
Throughout most of 2008, we experienced a sudden and rapid deterioration in a number of commercial loan relationships which previously had been performing satisfactorily. Analyses of certain commercial borrowers revealed a reduced capability on the part of these borrowers to make required payments as indicated by factors such as delinquent loan payments, diminished cash flow, deteriorating financial performance, or past due property taxes, and in the case of commercial and residential development projects slow absorption or sales trends. In addition, commercial real estate is the primary source of collateral for many of these borrowing relationships and updated evaluations and appraisals in many cases reflected significant declines from the original estimated values.
During the latter part of 2008 and throughout 2009, we saw a continuation of the stresses caused by the deteriorating economic conditions, especially in the CRE markets and automotive-related borrowing relationships in our C&I portfolio. High vacancy rates or slow absorption has resulted in inadequate cash flow generated from some real estate projects we have financed and has required guarantors to provide personal funds to make full contractual loan payments and pay other operating costs. In some cases, the guarantors’ cash and other liquid reserves have become seriously diminished. In other cases, sale of the collateral, either by the borrower or us, is our primary source of repayment.
As of December 31, 2008, nonperforming assets totaled $57.4 million, or 2.60% of total assets. Nonperforming loans and leases totaled $49.3 million and foreclosed properties/repossessed assets equaled $8.1 million at year-end 2008, compared to $29.8 million and $5.9 million, respectively, at year-end 2007. As of December 31, 2008, nonperforming loans secured by real estate, combined with all foreclosed properties, totaled $52.3 million, or about 91% of total nonperforming assets. Nonperforming loans and foreclosed properties associated with the development of residential real estate totaled $25.3 million, with another $4.2 million in nonperforming loans secured by, and foreclosed properties consisting of, residential properties. Net loan and lease charge-offs during 2008 totaled $19.9 million, or 1.09% of average total loans and leases. The increase in net loan and lease charge-offs during 2008 over prior periods primarily reflects a combination of a higher level of nonperforming assets and the significant decline in property values.
As of December 31, 2009, nonperforming assets totaled $111.7 million, or 5.86% of total assets. Nonperforming loans and leases totaled $85.1 million and foreclosed properties/repossessed assets equaled $26.6 million at year-end 2009. As of December 31, 2009, nonperforming loans secured by CRE, combined with all foreclosed properties, totaled $62.6 million. Nonperforming loans and foreclosed properties associated with the development of residential-related real estate totaled $31.8 million, with another $7.5 million in nonperforming loans secured by, and foreclosed properties consisting of, residential properties. Nonperforming C&I loans and repossessed assets totaled $9.8 million. Net loan and lease charge-offs during 2009 totaled $38.2 million, or 2.24% of average total loans and leases. The increase in net loan and lease charge-offs during 2009 over prior periods primarily reflects a combination of a higher level of nonperforming assets and the continued significant decline in property values.

The following table provides a breakdown of nonperforming assets by property type:

	12/31/09	9/30/09	6/30/09	3/31/09	12/31/08
Residential Real Estate:
Land Development	$19,722,000	$13,645,000	$10,422,000	$12,646,000	$14,273,000
Construction	12,103,000	13,021,000	12,882,000	13,538,000	11,040,000
Owner Occupied / Rental	7,493,000	6,830,000	4,910,000	4,877,000	4,160,000

	39,318,000	33,496,000	28,214,000	31,061,000	29,473,000

Commercial Real Estate:
Land Development	2,971,000	4,621,000	2,292,000	2,383,000	2,234,000
Construction	1,268,000	228,000	0	0	0
Owner Occupied	19,918,000	21,429,000	17,378,000	8,753,000	6,495,000
Non-Owner Occupied	38,417,000	36,473,000	28,110,000	28,364,000	14,055,000

	62,574,000	62,751,000	47,780,000	39,500,000	22,784,000

Non-Real Estate:
Commercial Assets	9,758,000	14,510,000	10,629,000	13,155,000	5,134,000
Consumer Assets	8,000	8,000	8,000	31,000	30,000

	9,766,000	14,518,000	10,637,000	13,186,000	5,164,000

Total	$111,658,000	$110,765,000	$86,631,000	$83,747,000	$57,421,000

The following table provides a breakdown of net loan and lease charge-offs by collateral type:

	4th Qtr	3rd Qtr	2nd Qtr	1st Qtr	Whole Year
	2009	2009	2009	2009	2009
Residential Real Estate:
Land Development	$2,204,000	$467,000	$1,060,000	$624,000	$4,355,000
Construction	733,000	3,208,000	1,023,000	86,000	5,050,000
Owner Occupied / Rental	946,000	530,000	729,000	1,442,000	3,647,000

	3,883,000	4,205,000	2,812,000	2,152,000	13,052,000

Commercial Real Estate:
Land Development	45,000	0	74,000	0	119,000
Construction	0	0	0	0	0
Owner Occupied	1,140,000	1,254,000	593,000	75,000	3,062,000
Non-Owner Occupied	3,009,000	3,265,000	2,347,000	786,000	9,407,000

	4,194,000	4,519,000	3,014,000	861,000	12,588,000

Non-Real Estate:
Commercial Assets	2,788,000	2,232,000	4,918,000	2,475,000	12,413,000
Consumer Assets	(1,000)	7,000	35,000	136,000	177,000

	2,787,000	2,239,000	4,953,000	2,611,000	12,590,000

Total	$10,864,000	$10,963,000	$10,779,000	$5,624,000	$38,230,000

The following table summarizes nonperforming loans and leases and troubled debt restructurings:

	12/31/09	12/31/08	12/31/07	12/31/06	12/31/05
Past due 90 days or more and accruing interest	$243,000	$1,358,000	$977,000	$819,000	$394,000
Nonaccrual	81,818,000	47,945,000	28,832,000	7,752,000	3,601,000
Troubled debt restructurings	2,989,000	0	0	0	0

Total	$85,050,000	$49,303,000	$29,809,000	$8,571,000	$3,995,000

The following table summarizes changes in the allowance for loan and lease losses for the past five years:

	2009	2008	2007	2006	2005
Loans and leases outstanding at year-end	$1,539,818,000	$1,856,915,000	$1,799,880,000	$1,745,478,000	$1,561,812,000

Daily average balance of loans and leases outstanding during the year	$1,704,335,000	$1,829,686,000	$1,765,465,000	$1,660,284,000	$1,432,609,000

Balance of allowance at beginning of year	$27,108,000	$25,814,000	$21,411,000	$20,527,000	$17,819,000

Loans and leases charged-off:
Commercial, financial and agricultural	(25,858,000)	(12,566,000)	(4,232,000)	(5,208,000)	(718,000)
Construction and land development	(9,606,000)	(4,835,000)	(1,353,000)	0	(521,000)
Leases	(120,000)	(174,000)	(18,000)	0	0
Residential real estate	(3,797,000)	(2,900,000)	(1,618,000)	(50,000)	(131,000)
Instalment loans to individuals	(240,000)	(119,000)	(53,000)	(131,000)	(22,000)

Total charge-offs	(39,621,000)	(20,594,000)	(7,274,000)	(5,389,000)	(1,392,000)

Recoveries of previously charged-off loans and leases:
Commercial, financial and agricultural	1,141,000	597,000	586,000	487,000	298,000
Construction and land development	81,000	8,000	11,000	0	2,000
Leases	4,000	6,000	0	0	0
Residential real estate	150,000	51,000	3,000	2,000	6,000
Instalment loans to individuals	15,000	26,000	7,000	9,000	4,000

Total recoveries	1,391,000	688,000	607,000	498,000	310,000

Net loan and lease charge-offs	(38,230,000)	(19,906,000)	(6,667,000)	(4,891,000)	(1,082,000)

Provision for loan and lease losses	59,000,000	21,200,000	11,070,000	5,775,000	3,790,000

Balance of allowance at year-end	$47,878,000	$27,108,000	$25,814,000	$21,411,000	$20,527,000

Ratio of net loan and lease charge-offs during the year to average loans and leases outstanding during the year	(2.24%)	(1.09%)	(0.38%)	(0.29%)	(0.08%)

Ratio of allowance to loans and leases outstanding at year-end	3.11%	1.46%	1.43%	1.23%	1.31%

In each accounting period, we adjust the allowance to the amount we believe is necessary to maintain the allowance at adequate levels. Through the loan and lease review and credit departments, we attempt to establish specific portions of the allowance based on specifically identifiable problem loans and leases. The evaluation of the allowance is further based on, but not limited to, consideration of the internally prepared Reserve Analysis, loan and lease loss migration analysis, composition of the loan and lease portfolio, third party analysis of the loan and lease administration processes and portfolio and general economic conditions.
The Reserve Analysis, used since our inception and completed monthly, applies reserve allocation factors to outstanding loan and lease balances to calculate an overall allowance dollar amount. For commercial loans and leases, which continue to comprise a vast majority of our total loans and leases, reserve allocation factors are based upon the loan ratings as determined by our standardized grade paradigms. For retail loans, reserve allocation factors are based upon the type of credit. Adjustments for specific lending relationships, including impaired loans and leases, are made on a case-by-case basis. The reserve allocation factors are primarily based on the recent levels and historical trends of net loan and lease charge-offs and non-performing assets, the comparison of the recent levels and historical trends of net loan and lease charge-offs and non-performing assets with a customized peer group consisting of ten similarly-sized publicly traded banking organizations conducting business in the states of Michigan, Illinois, Indiana or Ohio, the review and consideration of our loan and lease migration analysis and the experience of senior management making similar loans and leases for an extensive period of time. We regularly review the Reserve Analysis and make adjustments periodically based upon identifiable trends and experience. Net increases to commercial loan and lease reserve allocation factors during 2009 resulted in a $5.3 million increase to the allowance.
As specified in our Loan Administration Policy, we complete a migration analysis quarterly to assist us in determining appropriate reserve allocation factors for commercial loans and leases. Our migration takes into account four different time periods, including four, eight, twelve and twenty-quarter time periods, and while we generally place most weight on the eight-quarter timeframe as that period is close to the average duration of our loan and lease portfolio, consideration is given to the other time periods as part of our assessment. Although the migration analysis provides an accurate historical accounting of our loan and lease losses, it is not able to fully account for environmental factors that will also very likely impact the collectability of our commercial loans and leases as of any quarter-end date.
Environmental factors include both internal and external items. We believe the most significant internal environmental factor is our credit culture and the relative aggressiveness in assigning and revising commercial loan and lease risk ratings. Although we have been consistent in our approach to commercial loan and lease ratings, ongoing stressed economic conditions have resulted in an even higher sense of aggressiveness with regards to the downgrading of lending relationships. In addition, we made revisions to our grading paradigms in early 2009 that mathematically resulted in commercial loan and lease relationships being more quickly downgraded when signs of stress are noted, such as slower sales activity for construction and land development CRE relationships and reduced operating performance/cash flow coverage for C&I relationships. These changes, coupled with the troubled economic environment, resulted in significant downgrades during 2009 and the need for substantial provisions to the allowance. To more effectively manage our commercial loan and lease portfolio, we created two specific groups tasked with managing our higher exposure lending relationships. One team manages the most distressed credits, while the other team manages our larger “monitor-rated” credit relationships.
The most significant external environmental factor is the assessment of the current economic environment and the resulting implications on our commercial loans and leases. Currently, we believe conditions remain stressed for CRE; however, recent data and performance reflect a level of stability in the C&I segment of our loan and lease portfolio.

The following table illustrates the breakdown of the allowance balance by loan type (dollars in thousands) and of the total loan and lease portfolio (in percentages):

	12/31/2009		12/31/2008		12/31/2007		12/31/2006		12/31/2005
		Loan		Loan		Loan		Loan		Loan
	Amount	Portfolio	Amount	Portfolio	Amount	Portfolio	Amount	Portfolio	Amount	Portfolio
Commercial, financial and agricultural	$37,590	80.0%	$20,170	77.9%	$18,947	77.4%	$15,706	74.7%	$16,507	76.9%

Construction and land development	6,566	11.4	5,137	14.1	4,907	14.7	3,975	17.1	2,868	14.5

Leases	49	0.1	41	0.1	29	0.1	15	0.1	30	0.1

Residential real estate	3,517	8.1	1,656	7.6	1,829	7.5	1,591	7.6	1,020	8.2

Instalment loans to individuals	156	0.4	104	0.3	102	0.3	124	0.5	102	0.3

Unallocated	0	0.0	0	0.0	0	0.0	0	0.0	0	0.0

Total	$47,878	100.0%	$27,108	100.0%	$25,814	100.0%	$21,411	100.0%	$20,527	100.0%

The primary risk elements with respect to commercial loans and leases are the financial condition of the borrower, the sufficiency of collateral, and lack of timely payment. We have a policy of requesting and reviewing periodic financial statements from commercial loan and lease customers, and we periodically review the existence of collateral and its value. The primary risk element with respect to each instalment and residential real estate loan is lack of timely payment. We have a reporting system that monitors past due loans and have adopted policies to pursue creditor’s rights in order to preserve our bank’s collateral position.
Although we believe that the allowance is adequate to sustain losses as they arise, there can be no assurance that our bank will not sustain losses in any given period that could be substantial in relation to, or greater than, the size of the allowance.
Securities increased $14.6 million during 2009, from $242.8 million on December 31, 2008 to $257.4 million at December 31, 2009. During 2009, the securities portfolio equaled 11.9% of average earning assets. The increase in the securities portfolio reflects increased collateral requirements for our repurchase agreements and certain correspondent bank activities, as well as enhanced on-balance sheet liquidity. Proceeds from called U.S. Government agency bonds totaled $34.1 during 2009, with another $16.5 million received from principal paydowns on mortgage-backed securities. In addition, $6.3 million was received from matured and called tax-exempt municipal securities. The proceeds were generally invested back into the securities portfolio, with $68.8 million invested in U.S. Government agency bonds, $3.9 million invested in mortgage-backed securities and $1.0 million invested in tax-exempt municipal securities. We also purchased $0.1 million in bonds issued through the Michigan Strategic Fund during 2009, although we received $1.7 million from scheduled maturities. These bonds are purchased and sold at par value and are sellable back to the re-marketing brokerage firm weekly. We maintain the securities portfolio at levels to provide adequate pledging for the repurchase agreement program and secondary liquidity for our daily operations. In addition, the portfolio serves a primary interest rate risk management function. At December 31, 2009, the portfolio was comprised of high credit quality U.S. Government agency issued bonds (37%), U.S. Government agency issued and guaranteed mortgage-backed securities (25%), tax-exempt municipal general obligation and revenue bonds (23%), Michigan Strategic Fund bonds (8%), Federal Home Loan Bank stock (6%) and mutual funds (1%).

The following table reflects the composition of the securities portfolio, excluding Federal Home Loan Bank stock:

	12/31/09		12/31/08		12/31/07
	Carrying		Carrying		Carrying
	Value	Percent	Value	Percent	Value	Percent
U.S. Government agency debt obligations	$95,544,000	39.6%	$62,382,000	27.5%	$80,945,000	40.1%

Mortgage-backed securities	64,982,000	26.9	77,026,000	33.9	54,619,000	27.0

Municipal general obligations	49,892,000	20.6	54,066,000	23.8	57,668,000	28.5

Municipal revenue bonds	9,319,000	3.9	10,371,000	4.6	7,662,000	3.8

Michigan Strategic Fund bonds	20,550,000	8.5	22,105,000	9.7	0	0.0

Mutual funds	1,416,000	0.5	1,156,000	0.5	1,109,000	0.6

Totals	$241,703,000	100.0%	$227,106,000	100.0%	$202,003,000	100.0%

All securities, with the exception of tax-exempt municipal bonds, have been designated as “available for sale”. Securities designated as available for sale are stated at fair value, with the unrealized gains and losses, net of income tax (as applicable), reported as a separate component of shareholders’ equity in accumulated other comprehensive income. The fair value of securities designated as available for sale at December 31, 2009 and 2008 was $182.5 million and $162.7 million, respectively. The net unrealized gain recorded at year-end 2009 was $1.9 million, compared to a net unrealized gain of $3.2 million at year-end 2008. All tax-exempt municipal bonds have been designated as “held to maturity” and are stated at amortized cost. As of December 31, 2009 and 2008, held to maturity securities had an amortized cost of $59.2 million and $64.4 million and a fair value of $60.3 million and $65.4 million, respectively.
Market values on our U.S. Government agency bonds, mortgage-backed securities issued or guaranteed by U.S. Government agencies and tax-exempt municipal securities are determined on a monthly basis with the assistance of a third party vendor. Evaluated pricing models that vary by type of security and incorporate available market data are utilized. Standard inputs include issuer and type of security, benchmark yields, reported trades, broker/dealer quotes and issuer spreads. The market value of other securities is estimated at carrying value as those financial instruments are generally bought and sold at par value. We believe our valuation methodology provides for a reasonable estimation of market value, and that it is consistent with the requirements of accounting guidelines. Reference is made to Note 15 of the Notes to Consolidated Financial Statements for additional information.

The following table shows by class of maturities as of December 31, 2009, the amounts and weighted average yields of investment securities (1):

	Carrying	Average
	Value	Yield
U.S. Treasury securities and obligations of U.S.
Government agencies and corporations:
One year or less	$3,068,000	4.76%
Over one through five years	3,292,000	4.96
Over five through ten years	13,962,000	4.52
Over ten years	75,222,000	5.00

	95,544,000	4.92
Obligations of states and political subdivisions:
One year or less	4,156,000	7.32
Over one through five years	8,016,000	6.31
Over five through ten years	13,526,000	6.39
Over ten years	33,513,000	6.35

	59,211,000	6.42

Mortgage-backed securities	64,982,000	5.15
Michigan Strategic Fund bonds	20,550,000	3.06
Mutual funds	1,416,000	3.06

Totals	$241,703,000	5.16%

(1)	Yields on tax-exempt securities are computed on a fully taxable-equivalent basis.
Federal funds sold, consisting of excess funds sold overnight to a correspondent bank, along with investments in interest-bearing deposits at correspondent banks, are used to manage daily liquidity needs and interest rate sensitivity. During 2009, the average balance of these funds equaled 3.0% of average earning assets, up from 0.6% during 2008. Given stressed market and economic conditions, we made the decision to operate with a higher than normal balance of federal funds sold throughout 2009. We expect to maintain the higher balance of federal funds sold, likely to average 1.0% to 2.0% of average earning assets, until market conditions return to more normalized levels.
Non-Earning Assets
Cash and due from bank balances totaled $18.9 million at December 31, 2009, compared to $16.8 million on December 31, 2008. Cash and due from bank balances averaged $16.3 million during 2009. Net premises and equipment decreased from $32.3 million at December 31, 2008, to $29.7 million on December 31, 2009, primarily reflecting depreciation expense. Purchases of premises and equipment during 2009 were nominal. On December 30, 2009, all FDIC-insured financial institutions were required to pre-pay estimated FDIC deposit insurance assessments for the years 2010, 2011 and 2012. The amount we paid equaled $16.3 million, which will be expensed over the future quarterly assessment periods.
Foreclosed and repossessed assets totaled $26.6 million at December 31, 2009, compared to $8.1 million on December 31, 2008. We expected an increase in foreclosed and repossessed assets during 2009, as we moved through the difficult economic environment and in certain situations elected to foreclose or repossess collateral. The State of Michigan has a relatively protracted foreclosure process that generally takes six to twelve months before a deed is obtained. While we expect further transfers from loans and leases to foreclosed and repossessed assets in 2010 reflecting our collection efforts on impaired lending relationships, we are hopeful that the increased sales activity we witnessed in the latter part of 2009 will continue into 2010 and limit the overall increase in this nonperforming asset category.

Source of Funds
Our major sources of funds are from deposits, repurchase agreements and FHLB advances. Total deposits declined from $1.60 billion at December 31, 2008, to $1.40 billion on December 31, 2009, a decrease of $197.9 million. Local deposits increased from $470.4 million at year-end 2008, to $676.8 million at year-end 2009, an increase of $206.4 million. Meanwhile, out-of-area deposits decreased from $1.13 billion at December 31, 2008, to $724.9 million on December 31, 2009, a decline of $404.3 million. FHLB advances decreased from $270.0 million at year-end 2008 to $205.0 million at year-end 2009, a decline of $65.0 million. At December 31, 2009, local deposits and repurchase agreements equaled 45.4% of total funding liabilities, compared to 28.0% on December 31, 2008.
The increase in local deposits reflects various programs and initiatives we implemented during 2009. During the first quarter, we ran a local one-year certificate of deposit campaign to attract new deposits and cross-sell other bank products. We opened over 1,500 certificates of deposit totaling over $60.0 million, with many new customers coming to the bank and a majority of the funds coming from other financial institutions. Our sales force has been working diligently to cross-sell these new customers, and we are currently in the midst of a direct mailing program designed specifically to appeal to them, which will assist us in retaining the deposits at maturity and provide us with additional cross-sell opportunities. We have also created several initiatives within our commercial lending function, such as: inclusion of local deposit growth goals as part of our commercial lenders’ job performance standards; an emphasis to all sales employees on garnering personal deposits of the business owners, officers and employees; mandating minimum corporate deposit balances on existing commercial loan relationships at time of renewal as well as on new commercial loan customers as part of the loan commitment; and the requirement of property tax escrow accounts on certain commercial loan relationships. Additionally, we have had strong success with our executive banking product, which provides for a relatively high-rate interest-bearing checking account and an increase in certificate of deposit rate offerings if the customer maintains their primary checking account with us. We also remain committed to providing our customers with the latest in technological advances that provide improved information, convenience and timeliness, and to that end launched several new offerings during 2009 and have additional new products scheduled to be offered starting in 2010.
Noninterest-bearing checking deposit accounts increased $10.4 million during 2009, and on an average basis increased $4.2 million. Interest-bearing checking accounts, in large part reflecting the strong success of our executive banking product, increased $36.1 million. Savings deposits declined $11.3 million, although most of the decrease reflects transfers to other deposit products, namely the higher earning executive banking product as well as certificate of deposit products. Money market deposit accounts increased $7.1 million during 2009, primarily reflecting an increased deposit relationship with one municipal depositor. Certificates of deposit purchased by customers located within our market areas increased $164.1 million, lead by our first quarter one-year certificate of deposit campaign and an increase of about $28.0 million from municipal units.
Certificates of deposit obtained from customers located outside of our market areas declined by $404.3 million during 2009, and as of December 31, 2009, totaled $724.9 million. Out-of-area deposits consist primarily of certificates of deposit placed by deposit brokers for a fee, but also include certificates of deposit obtained from the deposit owners directly. The owners of the out-of-area deposits include individuals, businesses and governmental units located throughout the United States. The decline in out-of-area deposits during 2009 primarily reflects the influx of cash resulting from the reduction in total loans and leases and from the increase in local deposits.
Repurchase agreements increased $5.3 million during 2009, and as of December 31, 2009 totaled $99.8 million. As part of our sweep account program, collected funds from certain business noninterest-bearing checking accounts are invested in overnight interest-bearing repurchase agreements. Such repurchase agreements are not deposit accounts and are not afforded federal deposit insurance.
FHLB advances declined $65.0 million during 2009, and as of December 31, 2009 totaled $205.0 million. FHLB advances are collateralized by residential mortgage loans, first mortgage liens on multi-family residential property loans, first mortgage liens on commercial real estate property loans, and substantially all other assets of our bank, under a blanket lien arrangement. Our borrowing line of credit at December 31, 2009 totaled about $278.0 million, with availability approximating $64.0 million.

Shareholders’ equity declined $34.3 million during 2009. The decrease was primarily attributable to the net loss attributable to common shares of $52.9 million, of which $23.2 million was related to the creation of a valuation allowance on our net deferred tax assets. Positively impacting shareholders’ equity during 2009 was the sale of preferred stock and a warrant for common stock to the United States Treasury Department for $21.0 million under the Capital Purchase Program. Cash dividends on our common stock and preferred stock reduced shareholders’ equity by $1.3 million during 2009.
RESULTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2009 and 2008
Summary
We recorded a net loss attributable to common shares of $52.9 million, or $6.23 per basic and diluted share, for 2009, compared to a net loss of $5.0 million, or $0.59 per basic and diluted share, for 2008. The net loss attributable to common shares for 2009 includes a one-time non-cash charge of $23.2 million to federal income tax expense to establish a valuation allowance against our net deferred tax assets. In addition, 2009 operating results also include $1.3 million in expenses associated with the consolidation of the mid- and eastern-Michigan regions of our banking activities and a $0.9 million charge for the bank industry-wide FDIC special assessment.
The decline in earnings performance during 2009 from that of 2008 is primarily the result of a substantially higher provision for loan and lease losses, which more than offset increased net interest income. The elevated provision for loan and lease losses reflects continuing deterioration in the quality of the loan portfolio, most notably in the CRE and C&I segments. The increase in net interest income is the result of an improved net interest margin, which has been positively impacted by a substantial reduction in our cost of funds.
The following table shows some of the key performance and equity ratios for the years ended December 31, 2009 and 2008:

	2009	2008
Return on average assets	(2.51)%	(0.23)%
Return on average shareholders’ equity	(29.91)	(2.87)
Average shareholders’ equity to average assets	8.40	8.01
Net Interest Income
Net interest income, the difference between revenue generated from earning assets and the interest cost of funding those assets, is our primary source of earnings. Interest income (adjusted for tax-exempt income) and interest expense totaled $106.2 million and $53.6 million during 2009, respectively, providing for net interest income of $52.6 million. During 2008, interest income and interest expense equaled $122.3 million and $74.9 million, respectively, providing for net interest income of $47.4 million. In comparing 2009 with 2008, interest income decreased 13.2%, interest expense was down 28.4%, and net interest income increased 10.9%. The level of net interest income is primarily a function of asset size, as the weighted average interest rate received on earning assets is greater than the weighted average interest cost of funding sources; however, factors such as types and levels of assets and liabilities, interest rate environment, interest rate risk, asset quality, liquidity, and customer behavior also impact net interest income as well as the net interest margin.
The $5.2 million increase in net interest income in 2009 compared to 2008 resulted from an improved net interest margin, which more than offset a decreased level of average earning assets. Although our yield on earning assets declined in 2009 compared to 2008 primarily due to an increased level of nonperforming assets and a declining interest rate environment, our cost of funds declined at a far greater rate, resulting in the improved net interest margin. The cost of funds primarily decreased as a result of higher-costing matured wholesale funds, consisting of certificates of deposit and FHLB advances, being replaced by lower-costing funds.

Given the multitude of factors that impact the net interest margin, it is difficult to predict future net interest margins. However, in light of the current interest rate environment, our net interest margin during 2010 should benefit from a continued reduction in our cost of funds and the loan pricing initiatives instituted in 2008 and 2009. With respect to our cost of funds, we have about $345 million in wholesale funds at an average rate of 2.20% scheduled to mature during the first six months of 2010 and about $215 million at an average rate of 2.25% scheduled to mature during the last six months of 2010. Current rates on wholesale instruments generally range from 0.40% to 3.00%, depending on the type of product and term. During the fourth quarter of 2009, our average rate on new wholesale funds was about 1.15%; the planned implementation of a matched-funding program involving new and existing fixed-rate loans will likely place upward pressure on the average rate of wholesale funds acquired in future periods as the duration of the wholesale funding portfolio is increased . While a continued reduction in our cost of funds will positively impact our net interest margin, the impact of asset quality on the net interest margin is difficult to predict.
The following table depicts the average balance, interest earned and paid, and weighted average rate of our assets, liabilities and shareholders’ equity during 2009, 2008 and 2007. The subsequent table also depicts the dollar amount of change in interest income and interest expense of interest-earning assets and interest-bearing liabilities, segregated between change due to volume and change due to rate. For tax-exempt investment securities, interest income and yield have been computed on a tax equivalent basis using a marginal tax rate of 35%. As a result, securities interest income was increased by $1.3 million in 2009 and $1.2 million in each of 2008 and 2007.

	Years ended December 31,
	2009			2008			2007
	Average		Average	Average		Average	Average		Average
(Dollars in thousands)	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate
Taxable securities	$154,273	$7,498	4.86%	$147,668	$7,888	5.34%	$141,289	$7,243	5.13%
Tax-exempt securities	83,816	4,623	5.52	69,857	4,180	5.98	64,122	4,013	6.26

Total securities	238,089	12,121	5.09	217,525	12,068	5.55	205,411	11,256	5.48

Loans and leases	1,704,335	93,903	5.51	1,829,686	110,013	6.01	1,765,465	133,685	7.57
Short-term investments	6,730	21	0.31	392	7	1.79	510	20	3.92
Federal funds sold	53,825	136	0.25	11,353	204	1.80	8,239	420	5.10

Total earning assets	2,002,979	106,181	5.30	2,058,956	122,292	5.94	1,979,625	145,381	7.34

Allowance for loan and lease losses	(34,155)			(30,184)			(23,157)
Cash and due from banks	16,341			21,004			33,099
Other non-earning assets	120,508			107,546			94,279

Total assets	$2,105,673			$2,157,322			$2,083,846

Interest-bearing demand deposits	$60,155	$867	1.44%	$42,734	$492	1.15%	$37,143	$1,047	2.82%
Savings deposits	48,182	521	1.08	65,091	922	1.42	86,009	2,977	3.46
Money market accounts	25,759	361	1.40	13,948	192	1.38	11,706	359	3.07
Time deposits	1,279,188	39,520	3.09	1,332,071	58,206	4.37	1,385,260	71,838	5.19

Total interest- bearing deposits	1,413,284	41,269	2.92	1,453,844	59,812	4.11	1,520,118	76,221	5.01

Short-term borrowings	98,513	1,845	1.87	97,313	2,021	2.08	93,307	3,493	3.74
Federal Home Loan Bank advances	239,699	8,808	3.67	258,939	10,554	4.08	118,904	6,100	5.13
Other borrowings	50,278	1,654	3.29	46,579	2,476	5.32	36,610	2,810	7.68

Total interest- bearing liabilities	1,801,774	53,576	2.97	1,856,675	74,863	4.03	1,768,939	88,624	5.01

Demand deposits	112,821			108,584			115,172
Other liabilities	14,258			19,286			23,838

Total liabilities	1,928,853			1,984,545			1,907,949
Average equity	176,820			172,777			175,897

Total liabilities and equity	$2,105,673			$2,157,322			$2,083,846

Net interest income		$52,605			$47,429			$56,757

Rate spread			2.33%			1.91%			2.33%

Net interest margin			2.63%			2.30%			2.87%

	Years ended December 31,
	2009 over 2008			2008 over 2007
	Total	Volume	Rate	Total	Volume	Rate
Increase (decrease) in interest income Taxable securities	$(390,000)	$342,000	$(732,000)	$645,000	$334,000	$311,000
Tax exempt securities	443,000	788,000	(345,000)	167,000	348,000	(181,000)
Loans	(16,110,000)	(7,253,000)	(8,857,000)	(23,672,000)	4,713,000	(28,385,000)
Short-term investments	14,000	24,000	(10,000)	(13,000)	(4,000)	(9,000)
Federal funds sold	(68,000)	230,000	(298,000)	(216,000)	121,000	(337,000)

Net change in tax-equivalent interest income	(16,111,000)	(5,869,000)	(10,242,000)	(23,089,000)	5,512,000	(28,601,000)

Increase (decrease) in interest expense Interest-bearing demand deposits	375,000	232,000	143,000	(555,000)	139,000	(694,000)
Savings deposits	(401,000)	(210,000)	(191,000)	(2,055,000)	(599,000)	(1,456,000)
Money market accounts	169,000	165,000	4,000	(167,000)	59,000	(226,000)
Time deposits	(18,686,000)	(2,230,000)	(16,456,000)	(13,632,000)	(2,673,000)	(10,959,000)
Short-term borrowings	(176,000)	25,000	(201,000)	(1,472,000)	144,000	(1,616,000)
Federal Home Loan Bank advances	(1,746,000)	(751,000)	(995,000)	4,454,000	5,927,000	(1,473,000)
Other borrowings	(822,000)	184,000	(1,006,000)	(334,000)	655,000	(989,000)

Net change in interest expense	(21,287,000)	(2,585,000)	(18,702,000)	(13,761,000)	3,651,000	(17,412,000)

Net change in tax-equivalent net interest income	$5,176,000	$(3,284,000)	$8,460,000	$(9,328,000)	$1,861,000	$(11,189,000)

Interest income is primarily generated from the loan and lease portfolio, and to a lesser degree, from securities, federal funds sold, and short-term investments. Interest income decreased $16.1 million during 2009 from that earned in 2008, totaling $106.2 million in 2009 compared to $122.3 million in the previous year. The reduction in interest income is attributable to a decreased level of average earning assets and a declining yield on earning assets, primarily resulting from a decreased interest rate environment, an increased level of nonperforming assets, and an increased percentage of low-yielding federal funds sold to total earning assets.
During 2009, earning assets averaged $2.00 billion, or $56.0 million lower than average earning assets of $2.06 billion during 2008. A reduction in average total loans and leases totaling $125 million resulted in the lower level of average earning assets during 2009. Interest income generated from the loan and lease portfolio decreased $16.1 million in 2009 compared to the level earned in 2008; a decline in loan yield from 6.01% in 2008 to 5.51% in 2009 resulted in an $8.9 million decrease in interest income while a reduction in the loan and lease portfolio during 2009 resulted in a $7.2 million decrease in interest income. The decrease in the loan and lease portfolio yield is primarily due to a lower interest rate environment and an increase in nonperforming loans.
Interest income generated from the securities portfolio increased slightly in 2009 compared to the level earned in 2008 as a result of growth in the portfolio. Average securities equaled $238.1 million during 2009 compared to $217.5 million during 2008, an increase of $20.6 million. The growth equated to an increase in interest income of $1.13 million, while the declined yield, which equaled 5.09% in 2009 compared to 5.55% in 2008, resulted in a $1.08 million decrease in interest income. Interest income earned on federal funds sold decreased by $0.1 million due to a decline in the average rate, which more than offset an increase in the average balance.

During 2009 and 2008, earning assets had an average yield (tax equivalent-adjusted basis) of 5.30% and 5.94%, respectively. With approximately 60% of our total loans and leases tied to Prime or LIBOR rates, our earning asset yield has been substantially impacted by the steep reduction in market interest rates since late third quarter of 2007. Between mid-September 2007 and early-October 2008, the Federal Market Committee (“FOMC”) lowered the targeted federal funds rate by a total of 375 basis points. The resulting similar decline in the Prime and LIBOR rates, combined with an increased level of nonperforming assets, has significantly lowered our yield on earning assets and level of interest income. Although the FOMC lowered the targeted federal funds rate by another 50 basis points in late October 2008 and an additional 75 basis points in mid-December 2008, we kept the Mercantile Bank Prime Rate unchanged at 4.50% in an effort to shield interest income from further erosion. Virtually all of our prime-based commercial floating rate loans are tied to the Mercantile Bank Prime Rate. A higher level of nonperforming assets has also negatively impacted the yield on earning assets in 2009 compared to 2008, increasing from 2.60% of total assets at December 31, 2008, to 5.86% at December 31, 2009. A significant increase in average federal funds sold during 2009 also had an adverse effect on earning asset yield. During 2009, the yield on average earning assets was relatively stable, as the loan pricing initiatives instituted within the commercial loan function in 2008 and 2009 mitigated the negative impact of an increase in nonaccrual loans.
Interest expense is primarily generated from interest-bearing deposits, and to a lesser degree, from repurchase agreements, FHLB advances, and subordinated debentures. Interest expense decreased $21.3 million during 2009 from that expensed in 2008, totaling $53.6 million in 2009 compared to $74.9 million in the previous year. The decline in interest expense is attributable to a decreased cost of funds and a decreased level of average interest-bearing liabilities. The decreased cost of funds in 2009 compared to 2008 mainly resulted from fixed rate certificates of deposit and borrowings being renewed or replaced at lower interest rates, reflecting the decreasing interest rate environment during the period of September 2007 through December 2009.
Interest-bearing liabilities averaged $1.80 billion during 2009, or $54.9 million lower than average interest-bearing liabilities of $1.86 billion during 2008. This reduction resulted in decreased interest expense of $2.6 million. A decline in interest expense of $18.7 million was recorded during 2009 due to a decreased cost of funds, which resulted primarily from lower average rates paid on fixed rate certificates of deposit and borrowings. The cost of average interest-bearing liabilities decreased from 4.03% in 2008 to 2.97% in 2009.
Average certificates of deposit declined $52.9 million during 2009, which equated to a decrease in interest expense of $2.2 million. An additional $16.5 million reduction in interest expense resulted from a decrease in the average rate paid as higher-rate certificates of deposit matured and were either renewed or replaced with lower-costing certificates of deposit throughout 2009. Growth in other average interest-bearing deposit accounts, totaling $12.3 million, equated to an increase in interest expense of $0.2 million, while a decrease in the average rate paid on these deposit accounts resulted in a $0.1 million reduction in interest expense.
Average short-term borrowings, primarily comprised of repurchase agreements and federal funds purchased, increased $1.2 million during 2009, resulting in increased interest expense of less than $0.1 million, while a decrease in the average rate paid during 2009 resulted in a reduction in interest expense of $0.2 million. Average FHLB advances decreased $19.2 million, equating to a $0.7 million reduction in interest expense, while a decreased average rate paid on the advances resulted in a $1.0 million reduction in interest expense. Growth in average other borrowings, which is comprised of subordinated debentures, structured repurchase agreements, and deferred director and officer compensation programs, equated to an increase in interest expense of $0.2 million during 2009, with a decreased average rate reducing interest expense by $1.0 million.

Provision for Loan and Lease Losses
The provision for loan and lease losses totaled $59.0 million in 2009, compared to the $21.2 million expensed in 2008. The increase primarily reflects a higher volume of nonperforming loans and leases, increased net loan and lease charge-offs, other downgrades within our commercial loan and lease portfolio, and increased reserve allocation factors, necessitating a higher allowance balance. Nonperforming loans and leases totaled $85.1 million, or 5.52% of total loans and leases, as of December 31, 2009, compared to $49.3 million, or 2.66% of total loans and leases, as of December 31, 2008. Net loan and lease charge-offs during 2009 totaled $38.2 million, or 2.24% of average total loans and leases. Net loan and lease charge-offs during 2008 totaled $19.9 million, or 1.09% of average total loans and leases. The allowance as a percentage of total loans and leases outstanding as of December 31, 2009 was 3.11%, compared to 1.46% at year-end 2008. Although we believe the allowance is adequate to cover losses as they arise, there can be no assurance that we will not sustain losses in any given period that could be substantial in relation to, or greater than, the size of the allowance.
Noninterest Income
Noninterest income totaled $7.6 million in 2009, an increase of $0.3 million, or 3.8%, from the $7.3 million earned in 2008. Income from mortgage banking activities increased $0.5 million in 2009, reflecting a higher volume of refinancing activity due to the lower interest rate environment, while rental income on foreclosed properties, included in other income, increased $0.4 million.
Noninterest Expense
Noninterest expense during 2009 totaled $46.5 million, an increase of $4.4 million over the $42.1 million expensed in 2008. Overhead costs during 2009 include a $1.3 million charge for the branch consolidation and a $0.9 million charge for the bank industry-wide FDIC special assessment. The one-time charges related to the branch consolidation were fully expensed during the second and third quarters of 2009; beginning in the fourth quarter of 2009, overhead cost savings of $200,000 per month were achieved as a result of the branch consolidation. Excluding these one-time charges, noninterest expense in 2009 totaled $44.3 million, or $2.1 million higher than in 2008.
Controllable operating expenses, including salaries and benefits (excluding a $0.5 million one-time charge for severance payments included in the branch consolidation costs), occupancy, furniture and equipment costs, and various other expenses declined $3.9 million in 2009 compared to 2008. Salary and benefit costs were down $2.2 million, exclusive of the $0.5 million one-time charge taken in the second quarter, in 2009 compared to 2008, primarily resulting from a reduction in full-time equivalent employees from 303 at year-end 2008 to 257 at year-end 2009. Costs associated with the administration and resolution of problem assets, including legal costs, property tax payments, appraisal fees and write-downs on foreclosed properties, totaled $7.3 million in 2009 compared to $3.3 million in 2008. Excluding the $0.9 million one-time special assessment, FDIC deposit insurance assessments totaled $3.9 million in 2009, up $2.0 million from the previous year. While it is difficult to predict future FDIC deposit insurance assessments given the enormous stress on the Deposit Insurance Fund from the significant losses incurred from bank failures, it is very likely that the expense will remain at elevated levels until economic conditions improve and the rate of bank failures declines substantially.
Federal Income Tax Expense
During 2009, we recorded a loss before federal income tax of $46.6 million and federal income tax expense of $5.5 million, compared to a loss before federal income tax of $9.8 million and a federal income tax benefit of $4.9 million during 2008. In spite of the loss before federal income tax recorded during 2009, a federal income tax expense was recognized due to the establishment of a valuation allowance against our net deferred tax assets.
Accounting guidance requires that companies assess whether a valuation allowance should be established against their deferred tax assets based on the consideration of all available evidence using a “more likely than not” standard. We reviewed our deferred tax assets and determined that a valuation allowance was necessary at year-end 2009 in light of our recent operating losses. As a result of establishing the valuation allowance against the entire balance of net deferred tax assets at year-end 2009, a one-time non-cash charge of $23.2 million to federal income tax expense was recognized. The utilization of net deferred tax assets for future tax deductions will be analyzed quarterly, and the valuation allowance will be adjusted in accordance with accounting rules.

RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007
Summary
A net loss of $5.0 million, or $0.59 per basic and diluted share, was recorded in 2008, compared to net income of $9.0 million, or $1.06 per basic share and $1.05 per diluted share, generated in 2007. The decline in earnings performance during 2008 from that of 2007 is primarily the result of lower net interest income and a higher provision for loan and lease losses. Net income during 2007 includes a one-time $1.2 million ($0.8 million after-tax) expense associated with the retirement package for former Chairman and Chief Executive Officer, Gerald R. Johnson Jr., which was recorded in conjunction with Mr. Johnson’s retirement effective June 30, 2007. Excluding this one-time expense, net income for 2007 was $9.8 million, or $1.16 per basic share and $1.15 per diluted share.
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
The net interest margin declined from 2.87% in 2007 to 2.30% in 2008, a decrease of 19.9%. With approximately 60% of our total loans and leases tied to Prime or LIBOR rates, our earning asset yield in 2008 has been substantially impacted by the steep reduction in market interest rates that began late in the third quarter of 2007. Between mid-September 2007 and late April 2008, the Federal Open Market Committee (“FOMC’) lowered the targeted federal funds rate by a total of 325 basis points. The resulting similar decline in the Prime and LIBOR rates, combined with an increased level of nonperforming assets, a very competitive loan and deposit environment, and a flat to inverted yield curve over an extended period of time, have significantly negatively impacted our yield on earning assets and level of interest income. Our cost of funds also decreased in 2008 compared to 2007 as we paid lower interest rates on our deposits and borrowings; however, due to a significant portion of our interest-bearing liabilities being comprised of fixed rate certificates of deposit and borrowings, our cost of funds declined at a much slower rate than our earning asset yield, resulting in the compressed net interest margin.
The decision by the FOMC to lower the targeted federal funds rate by 50 basis points in early October 2008 placed additional pressure on our yield on earning assets and level of interest income in light of our Prime-based loans repricing downward. Although the FOMC lowered the targeted federal funds rate by another 50 basis points in late October 2008 and an additional 75 basis points in mid-December 2008, we decided to keep the Mercantile Bank Prime Rate unchanged at 4.50%. Virtually all of our prime-based commercial floating rate loans are tied to the Mercantile Bank Prime Rate. Despite the 100 basis point reduction in the targeted federal funds rate in October 2008, deposit rates remained substantially unchanged. The steady deposit rates, combined with an already very low Prime Rate, placed significant pressure on our net interest income and net interest margin, and we believed it was prudent to not lower the Mercantile Bank Prime Rate in association with the FOMC’s 50 basis point reduction in the targeted federal funds rate in late October and the 75 basis point reduction in mid-December of 2008.

Our net interest margin, which equaled 2.15% in the second quarter of 2008, has improved over the last six months of 2008, equaling 2.30% and 2.40% in the third and fourth quarters of 2008, respectively. Our implementation of several loan pricing initiatives, including the decision to not lower the Mercantile Bank Prime Rate in association with the two most recent FOMC rate reductions, stabilized our yield on loans and leases in the latter part of 2008. The stabilization of our earning asset yield, which is most influenced by our yield on loans and leases, combined with a reduction in our cost of funds resulting from maturing fixed rate certificates of deposit and borrowings repricing downward in light of decreased market interest rates, resulted in the improved net interest margin.
During the first six months of 2008, we entered into interest rate swaps to convert the variable rate cash flows on certain of our Prime-based commercial loans to a fixed rate of interest. On October 30, 2008, we terminated all of our interest rate swaps. The termination coincided with our decision to not lower the Mercantile Bank Prime Rate in association with the FOMC’s reduction of the targeted federal funds rate by 50 basis points announced on October 29, 2008. During 2008, the net cash flow received from the interest rate swap arrangements contributed $1.0 million to interest income.
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
During 2008, average earning assets increased $79.4 million, from $1,979.6 million in 2007 to $2,059.0 million in 2008. Growth in average total loans and leases, totaling $64.2 million, comprised 80.9% of the increase in average earning assets during 2008. Interest income generated from the loan and lease portfolio decreased $23.7 million in 2008 compared to the level earned in 2007; a decline in loan yield from 7.57% in 2007 to 6.01% in 2008 resulted in a $28.4 million reduction in interest income while growth in the loan and lease portfolio during 2008 resulted in a $4.7 million increase in interest income. The decrease in the loan and lease portfolio yield is primarily due to a lower interest rate environment during 2008 than in 2007 and an increase in nonperforming loans.
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
Provision for Loan and Lease Losses
The provision for loan and lease losses totaled $21.2 million in 2008, compared to the $11.1 million expensed in 2007. The increase primarily reflected a higher volume of nonperforming loans and leases, increased net loan charge-offs, and other downgrades within our commercial loan and lease portfolio, necessitating a higher allowance balance. Nonperforming loans and leases totaled $49.3 million, or 2.66% of total loans and leases, as of December 31, 2008, compared to $29.8 million, or 1.66% of total loans and leases, as of December 31, 2007. Net loan and lease charge-offs during 2008 totaled $19.9 million, or 1.09% of average total loans and leases. Net loan and lease charge-offs during 2007 totaled $6.7 million, or 0.38% of average total loans and leases. Loan and lease growth during 2008 equaled $57.0 million, compared to loan and lease growth of $54.4 million during 2007. The allowance as a percentage of total loans outstanding as of December 31, 2008 was 1.46%, compared to 1.43% at year-end 2007.
Noninterest Income
Noninterest income totaled $7.3 million in 2008, an increase of $1.4 million from the $5.9 million earned in 2007. Service charge income on deposits and repurchase agreements increased $0.4 million during 2008 when compared to 2007, primarily reflecting a decrease in the earnings credit rate and improved collection of overdraft service charges. Earnings from the increased cash surrender value of bank owned life insurance, primarily reflecting additional investments during the year and improved yields, increased $0.5 million in 2008. Residential mortgage banking fees increased $0.2 million in 2008 due to a higher volume of activity. We recorded increases in virtually all other fee income-producing activities in 2008 when compared to 2007 primarily due to increased volumes.
Noninterest Expense
Noninterest expense during 2008 totaled $42.1 million, an increase of $3.7 million over the $38.4 million expensed in 2007. Salary expense and benefit costs decreased $0.4 million in 2008 when compared to 2007. Included in 2007 salary and benefit costs is a one-time $1.2 million expense associated with the retirement package for former Chairman and Chief Executive Officer, Gerald R. Johnson, Jr., in conjunction with Mr. Johnson’s retirement effective June 30, 2007. Salary expense and benefit costs increased $0.8 million in 2008 if this one-time expense is excluded from 2007 salary and benefit costs; the resulting increase primarily reflects annual pay increases and the hiring of additional staff related to our expansion into Oakland County in late 2007. Occupancy, furniture and equipment costs increased $0.4 million in 2008. Costs associated with the administration and resolution of problem assets, including legal costs, property tax payments, appraisal fees and write-downs on foreclosed properties, totaled $3.3 million in 2008 compared to $1.1 million in 2007. FDIC deposit insurance assessments totaled $1.9 million in 2008 compared to $0.7 million in 2007. Other non-interest expenses, in aggregate, increased $0.3 million in 2008 when compared to 2007, reflecting additional expenditures required to administer an increased asset base.
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

CAPITAL RESOURCES
Shareholders’ equity is a noninterest-bearing source of funds that generally provides support for our asset growth. Shareholders’ equity declined $34.3 million during 2009. The decrease was primarily due to the net loss attributable to common shares of $52.9 million, of which $23.2 million was related to the creation of a valuation allowance on our net deferred tax asset. Positively impacting shareholders’ equity during 2009 was the sale of preferred stock and a warrant to purchase common stock to the United States Treasury Department for $21.0 million under the Capital Purchase Program. Cash dividends on our common stock and preferred stock reduced shareholders’ equity by $1.3 million during 2009.
Despite the reduction in shareholders’ equity during 2009, our and our bank’s regulatory risk-based capital ratios increased, and our bank remains “well capitalized.” As of December 31, 2009, our bank’s total risk-based capital ratio was 11.1%, compared to 10.8% at December 31, 2008. Our bank’s total regulatory capital, consisting of our shareholders’ equity plus a portion of the allowance, declined by $34.9 million during 2009, primarily reflecting a net loss of $46.8 million and a reduction of $4.3 million in eligible allowance due to a decline in total risk-weighted assets, which was partially offset by a $19.0 million capital injection from Mercantile Bank Corporation from the proceeds of the preferred stock and warrant sale. Despite the reduction in total regulatory capital, our bank’s total risk-based capital ratio increased due to a decline of $367.9 million in total risk-weighted assets, primarily resulting from a reduction in commercial loans. As of December 31, 2009, our bank’s total regulatory capital equaled $191.1 million, or $18.6 million in excess of the 10.0% minimum which is among the requirements to be categorized as “well capitalized.” Our and our bank’s capital ratios as of December 31, 2009 and 2008 are disclosed in Note 18 of the Notes to Consolidated Financial Statements.
We and our bank are subject to regulatory capital requirements administered by state and federal banking agencies. Failure to meet the various capital requirements can initiate regulatory action that could have a direct material effect on the financial statements. Our ability to pay cash and stock dividends is subject to limitations under various laws and regulations, to prudent and sound banking practices, and to contractual provisions relating to our subordinated debentures and participation in the Capital Purchase Program. During 2009, we paid a cash dividend on our common stock each calendar quarter. However, reflecting our financial results and the poor and weakening economy, we lowered the dollar amount of the cash dividends paid during the year. During the first quarter of 2009, our cash dividend was $0.04 per share, but that was lowered to $0.01 per share for the second, third and fourth quarters. The reduction of the cash dividends during 2009 had a positive impact on our capital ratios. On January 14, 2010, we declared a $0.01 per common share cash dividend that will be paid on March 10, 2010 to shareholders of record on February 10, 2010.
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
Our liquidity strategy is to fund loan growth with deposits, repurchase agreements and FHLB advances, and to maintain an adequate level of short- and medium-term investments to meet typical daily loan and deposit activity. To assist in providing needed funds, we have regularly obtained monies from wholesale funding sources. Wholesale funds, primarily comprised of certificates of deposit from customers outside of our market areas and advances from the FHLB, totaled $944.9 million, or 54.8% of combined deposits and borrowed funds as of December 31, 2009, compared to $1.41 billion, or 71.5% of combined deposits and borrowed funds as of December 31, 2008.

Although local deposits have historically generally increased as new business, municipal governmental unit and individual deposit relationships are established and as existing customers increase the balances in their accounts, and we witnessed significant local deposit growth in 2009, the relatively high reliance on wholesale funds will likely remain. As part of our interest rate risk management strategy, a majority of our wholesale funds have a fixed rate and mature within one year, reflecting the fact that a majority of our loans and leases have a floating interest rate tied to either the Mercantile Bank Prime Rate or LIBOR rates. While this strategy increases inherent liquidity risk, we believe the increased liquidity risk is sufficiently mitigated by the benefits derived from an interest rate risk management standpoint. In addition, we have developed a comprehensive contingency funding plan which we believe further mitigates the increased liquidity risk.
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
As a member of the Federal Home Loan Bank of Indianapolis, our bank has access to the FHLB advance borrowing programs. Advances totaled $205.0 million as of December 31, 2009, compared to $270.0 million outstanding as of December 31, 2008. Based on available collateral as of December 31, 2009, we could borrow an additional $64.0 million. Our bank also has the ability to borrow up to $30.0 million on a daily basis through a correspondent bank using an established unsecured federal funds purchased line of credit. During 2009, our federal funds purchased position averaged only $0.1 million, compared to an average federal funds sold position of $53.8 million and another $6.7 million invested in interest-bearing deposits at correspondent banks. Given the volatile market and stressed economic conditions, we made the decision to operate with a higher than normal balance of federal funds sold and other short-term investments. It is expected that we will maintain the higher balance of liquid funds, likely to average 1.0% to 2.0% of average earning assets, until market conditions return to more normalized levels. As a result, we expect the use of our federal funds purchased line of credit, in at least the near future, will be rare, if at all.
Our bank has a line of credit through the Discount Window of the Federal Reserve Bank of Chicago. Using a substantial majority of our tax-exempt municipal securities as collateral, at year-end 2009 we could have borrowed up to about $53.0 million for terms of 1 to 28 days. We did not utilize this line of credit during 2009, and do not plan to access this line of credit in future periods.
The following table reflects, as of December 31, 2009, significant fixed and determinable contractual obligations to third parties by payment date, excluding accrued interest:

	One Year	One to	Three to	Over
	or Less	Three Years	Five Years	Five Years	Total
Deposits without a stated maturity	$278,110,000	$0	$0	$0	$278,110,000
Certificates of deposit	850,801,000	254,345,000	18,371,000	0	1,123,517,000
Short-term borrowings	102,355,000	0	0	0	102,355,000
Federal Home Loan Bank
advances	65,000,000	125,000,000	15,000,000	0	205,000,000
Subordinated debentures	0	0	0	32,990,000	32,990,000
Other borrowed money	5,000,000	10,000,000	0	1,890,000	16,890,000

In addition to normal loan funding and deposit flow, we must maintain liquidity to meet the demands of certain unfunded loan commitments and standby letters of credit. At December 31, 2009, we had a total of $250.7 million in unfunded loan commitments and $36.5 million in unfunded standby letters of credit. Of the total unfunded loan commitments, $243.0 million were commitments available as lines of credit to be drawn at any time as customers’ cash needs vary, and $7.7 million were for loan commitments scheduled to close and become funded within the next twelve months. The level of commitments to make loans has declined significantly when compared to historical levels, primarily reflecting relatively poor economic conditions. We monitor fluctuations in loan balances and commitment levels, and include such data in our overall liquidity management.
The following table depicts our loan commitments at the end of the past three years:

	12/31/09	12/31/08	12/31/07
Commercial unused lines of credit	$205,018,000	$323,785,000	$377,493,000
Unused lines of credit secured by 1-4 family
residential properties	24,916,000	30,658,000	33,083,000
Credit card unused lines of credit	8,565,000	9,413,000	9,035,000
Other consumer unused lines of credit	4,526,000	4,881,000	6,910,000
Commitments to make loans	7,701,000	10,959,000	66,196,000
Standby letters of credit	36,512,000	51,439,000	81,292,000

Total	$287,238,000	$431,135,000	$574,009,000

We monitor our liquidity position and funding strategies on an ongoing basis, but recognize that unexpected events, economic or market conditions, reduction in earnings performance, declining capital levels or situations beyond our control could cause liquidity challenges. While we believe it is unlikely that a funding crisis of any significant degree is likely to materialize, we have developed a comprehensive contingency funding plan that provides a framework for meeting liquidity disruptions.
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
The following table depicts our GAP position as of December 31, 2009:

	Within	Three to	One to	After
	Three	Twelve	Five	Five
	Months	Months	Years	Years	Total
Assets:
Commercial loans (1)	$481,173,000	$273,551,000	$610,522,000	$42,715,000	$1,407,961,000
Leases	5,000	54,000	996,000	0	1,055,000
Residential real estate loans	48,504,000	14,582,000	48,387,000	13,332,000	124,805,000
Consumer loans	2,583,000	479,000	2,752,000	183,000	5,997,000
Securities (2)	38,657,000	6,214,000	52,786,000	159,727,000	257,384,000
Federal funds sold	1,368,000	0	0	0	1,368,000
Short-term investments	1,471,000	0	0	0	1,471,000
Allowance for loan and lease losses	0	0	0	0	(47,878,000)
Other assets	0	0	0	0	154,045,000

Total assets	573,761,000	294,880,000	715,443,000	215,957,000	$1,906,208,000

Liabilities:
Interest-bearing checking	86,320,000	0	0	0	86,320,000
Savings deposits	38,625,000	0	0	0	38,625,000
Money market accounts	32,008,000	0	0	0	32,008,000
Time deposits under $100,000	70,980,000	65,278,000	31,697,000	0	167,955,000
Time deposits $100,000 & over	314,358,000	400,185,000	241,019,000	0	955,562,000
Short-term borrowings	102,355,000	0	0	0	102,355,000
Federal Home Loan Bank advances	15,000,000	50,000,000	140,000,000	0	205,000,000
Other borrowed money	34,880,000	5,000,000	10,000,000	0	49,880,000
Noninterest-bearing checking	0	0	0	0	121,157,000
Other liabilities	0	0	0	0	7,242,000

Total liabilities	694,526,000	520,463,000	422,716,000	0	1,766,104,000
Shareholders’ equity	0	0	0	0	140,104,000

Total liabilities & shareholders’ equity	694,526,000	520,463,000	422,716,000	0	$1,906,208,000

Net asset (liability) GAP	$(120,765,000)	$(225,583,000)	$292,727,000	$215,957,000

Cumulative GAP	$(120,765,000)	$(346,348,000)	$(53,621,000)	$162,336,000

Percent of cumulative GAP to total assets	(6.3%)	(18.2%)	(2.8%)	8.5%

(1)	Floating rate loans that are currently at interest rate floors are treated as fixed rate loans and are reflected using maturity date and not repricing frequency.

(2)	Mortgage-backed securities are categorized by expected maturities based upon prepayment trends as of December 31, 2009.

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
We conducted multiple simulations as of December 31, 2009, in which it was assumed that changes in market interest rates occurred ranging from up 300 basis points to down 300 basis points in equal quarterly instalments over the next twelve months. The following table reflects the suggested impact on net interest income over the next twelve months in comparison to estimated net interest income based on our balance sheet structure, including the balances and interest rates associated with our specific loans, securities, deposits and borrowed funds, as of December 31, 2009. The resulting estimates are well within our policy parameters established to manage and monitor interest rate risk.

	Dollar Change	Percent Change
	In Net	In Net
Interest Rate Scenario	Interest Income	Interest Income
Interest rates down 300 basis points	$265,000	0.5%
Interest rates down 200 basis points	925,000	1.8
Interest rates down 100 basis points	1,570,000	3.1
No change in interest rates	2,250,000	4.4
Interest rates up 100 basis points	570,000	1.1
Interest rates up 200 basis points	805,000	1.6
Interest rates up 300 basis points	2,610,000	5.1
The resulting estimates have been significantly impacted by the current interest rate and economic environment, as adjustments have been made to critical model inputs with regards to traditional interest rate relationships. This is especially important as it relates to floating rate commercial loans and brokered certificates of deposit, which comprise a substantial portion of our balance sheet. As of December 31, 2009, the Mercantile Bank Prime Rate is 4.50% as compared to the Wall Street Journal Prime Rate of 3.25%. Historically, the two indices have been equal; however, we elected not to reduce the Mercantile Bank Prime Rate in late October and mid-December of 2008 when the Wall Street Journal Prime Rate declined by 50 and 75 basis points, respectively. In conducting our simulations at year-end 2009, we have made the assumption that the Mercantile Bank Prime Rate will remain unchanged until the Wall Street Journal Prime Rate exceeds the Mercantile Bank Prime Rate, at which time the two indices will remain equal in the increasing interest rate scenarios. Also, brokered certificate of deposit rates have substantially decreased since December of 2008, with part of the decline attributable to a significant imbalance whereby the supply of available funds far outweighs the demand from banks looking to raise funds. As a result, we have substantially limited further reductions in brokered certificate of deposit rates in the declining interest rate scenarios.
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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Shareholders
Mercantile Bank Corporation
Grand Rapids, Michigan
We have audited the accompanying consolidated balance sheets of Mercantile Bank Corporation as of December 31, 2009 and 2008, and the related consolidated statements of income, changes in shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2009. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Mercantile Bank Corporation as of December 31, 2009 and 2008, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2009, in conformity with accounting principles generally accepted in the United States of America.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Mercantile Bank Corporation’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 15, 2010 expressed an unqualified opinion thereon.

/s/ BDO Seidman, LLP
BDO Seidman, LLP
Grand Rapids, Michigan
March 15, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Shareholders
Mercantile Bank Corporation
Grand Rapids, Michigan
We have audited Mercantile Bank Corporation’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Mercantile Bank Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Report by Mercantile Bank Corporation’s Management on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, Mercantile Bank Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Mercantile Bank Corporation as of December 31, 2009 and 2008, and the related consolidated statements of income, changes in shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2009, and our report dated March 15, 2010 expressed an unqualified opinion thereon.

/s/ BDO Seidman, LLP
BDO Seidman, LLP

Grand Rapids, Michigan
March 15, 2010

March 15, 2010
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
Management assessed the Company’s system of internal control over financial reporting that is designed to produce reliable financial statements in conformity with generally accepted accounting principles as of December 31, 2009. This assessment was based on criteria for effective internal control over financial reporting described in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management believes that, as of December 31, 2009, Mercantile Bank Corporation maintained effective control over financial reporting presented in conformity with generally accepted accounting principles based on those criteria.
The Company’s independent auditors have issued an audit report on the effectiveness of the Company’s internal control over financial reporting.
Mercantile Bank Corporation

/s/ Michael H. Price
Michael H. Price
Chairman of the Board, President and Chief Executive Officer

/s/ Charles E. Christmas
Charles E. Christmas
Senior Vice President — Chief Financial Officer and Treasurer

MERCANTILE BANK CORPORATION
CONSOLIDATED BALANCE SHEETS
December 31, 2009 and 2008

	2009	2008
ASSETS
Cash and due from banks	$18,896,000	$16,754,000
Short-term investments	1,471,000	100,000
Federal funds sold	1,368,000	8,950,000

Total cash and cash equivalents	21,735,000	25,804,000

Securities available for sale	182,492,000	162,669,000
Securities held to maturity (fair value of $60,271,000 at December 31, 2009 and $65,381,000 at December 31, 2008)	59,211,000	64,437,000
Federal Home Loan Bank stock	15,681,000	15,681,000

Loans and leases	1,539,818,000	1,856,915,000
Allowance for loan and lease losses	(47,878,000)	(27,108,000)

Loans and leases, net	1,491,940,000	1,829,807,000

Premises and equipment, net	29,684,000	32,334,000
Bank owned life insurance	45,024,000	42,462,000
Accrued interest receivable	7,088,000	8,513,000
Other real estate owned and repossessed assets	26,608,000	8,118,000
Other assets	26,745,000	18,185,000

Total assets	$1,906,208,000	$2,208,010,000

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits
Noninterest-bearing	$121,157,000	$110,712,000
Interest-bearing	1,280,470,000	1,488,863,000

Total	1,401,627,000	1,599,575,000

Securities sold under agreements to repurchase	99,755,000	94,413,000
Federal funds purchased	2,600,000	0
Federal Home Loan Bank advances	205,000,000	270,000,000
Subordinated debentures	32,990,000	32,990,000
Other borrowed money	16,890,000	19,528,000
Accrued interest and other liabilities	7,242,000	17,132,000

Total liabilities	1,766,104,000	2,033,638,000

Shareholders’ equity
Preferred stock, no par value; 1,000,000 shares authorized; 21,000 shares outstanding at December 31, 2009	19,839,000	0
Common stock, no par value; 20,000,000 shares authorized; 8,592,514 shares outstanding at December 31, 2009 and 8,593,304 shares outstanding at December 31, 2008	172,438,000	172,353,000
Common stock warrant	1,138,000	0
Retained earnings (deficit)	(54,170,000)	(1,281,000)
Accumulated other comprehensive income	859,000	3,300,000

Total shareholders’ equity	140,104,000	174,372,000

Total liabilities and shareholders’ equity	$1,906,208,000	$2,208,010,000

See accompanying notes to consolidated financial statements.

MERCANTILE BANK CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
Years ended December 31, 2009, 2008 and 2007

	2009	2008	2007
Interest income
Loans and leases, including fees	$93,903,000	$110,013,000	$133,685,000
Securities, taxable	7,498,000	7,888,000	7,243,000
Securities, tax-exempt	3,351,000	2,960,000	2,813,000
Federal funds sold	136,000	204,000	420,000
Short-term investments	21,000	7,000	20,000

Total interest income	104,909,000	121,072,000	144,181,000

Interest expense
Deposits	41,269,000	59,812,000	76,221,000
Short-term borrowings	1,845,000	2,021,000	3,493,000
Federal Home Loan Bank advances	8,808,000	10,554,000	6,100,000
Other borrowings	1,654,000	2,476,000	2,810,000

Total interest expense	53,576,000	74,863,000	88,624,000

Net interest income	51,333,000	46,209,000	55,557,000

Provision for loan and lease losses	59,000,000	21,200,000	11,070,000

Net interest income (deficiency) after provision for loan and lease losses	(7,667,000)	25,009,000	44,487,000

Noninterest income
Service charges on accounts	2,023,000	1,994,000	1,610,000
Earnings on bank owned life insurance	1,444,000	1,727,000	1,252,000
Mortgage banking activities	1,202,000	662,000	464,000
Credit and debit card fees	670,000	745,000	668,000
Letter of credit fees	541,000	687,000	613,000
Rental income from other real estate owned	438,000	27,000	0
Other income	1,240,000	1,440,000	1,263,000

Total noninterest income	7,558,000	7,282,000	5,870,000

Noninterest expense
Salaries and benefits	20,331,000	22,493,000	22,876,000
Occupancy	3,377,000	3,826,000	3,300,000
Furniture and equipment rent, depreciation and maintenance	1,871,000	1,980,000	2,063,000
Nonperforming asset costs	7,294,000	3,266,000	1,099,000
FDIC insurance	4,852,000	1,890,000	654,000
Data processing	2,526,000	2,394,000	2,017,000
Branch consolidation costs	1,308,000	0	0
Advertising	650,000	559,000	585,000
Other expense	4,279,000	5,718,000	5,762,000

Total noninterest expenses	46,488,000	42,126,000	38,356,000

Income (loss) before federal income tax expense (benefit)	(46,597,000)	(9,835,000)	12,001,000

Federal income tax expense (benefit)	5,490,000	(4,876,000)	3,035,000

Net income (loss)	(52,087,000)	(4,959,000)	8,966,000

Preferred stock dividends and accretion	802,000	0	0

Net income (loss) attributable to common shares	$(52,889,000)	$(4,959,000)	$8,966,000

Earnings (loss) per share:
Basic	$(6.23)	$(0.59)	$1.06

Diluted	$(6.23)	$(0.59)	$1.06

See accompanying notes to consolidated financial statements.

MERCANTILE BANK CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
Years ended December 31, 2009, 2008 and 2007

					Accumulated
			Common	Retained	Other	Total
	Preferred	Common	Stock	Earnings	Comprehensive	Shareholders’
	Stock	Stock	Warrant	(Deficit)	Income (Loss)	Equity
($ in thousands)
Balances, January 1, 2007	$0	$161,223	$0	$11,794	$(1,102)	$171,915

Payment of 5% stock dividend		11,131		(11,135)		(4)

Employee stock purchase plan (3,966 shares)		91				91

Dividend reinvestment plan (3,137 shares)		76				76

Stock option exercises (52,117 shares)		643				643

Stock tendered for stock option exercises (18,291 shares)		(587)				(587)

Stock-based compensation expense		361				361

Cash dividends ($0.55 per common share)				(4,677)		(4,677)

Comprehensive income:

Net income				8,966		8,966

Change in net unrealized gain (loss) on securities available for sale, net of reclassifications and tax effect					1,371	1,371

Total comprehensive income						10,337

Balances, December 31, 2007	$0	$172,938	$0	$4,948	$269	$178,155

See accompanying notes to consolidated financial statements.

MERCANTILE BANK CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (Continued)
Years ended December 31, 2009, 2008 and 2007

					Accumulated
			Common	Retained	Other	Total
	Preferred	Common	Stock	Earnings	Comprehensive	Shareholders’
($ in thousands)	Stock	Stock	Warrant	(Deficit)	Income (Loss)	Equity
Balances, January 1, 2008	$0	$172,938	$0	$4,948	$269	$178,155

Employee stock purchase plan (10,904 shares)		76				76

Dividend reinvestment plan (4,340 shares)		40				40

Stock option exercises (2,000 shares)		16				16

Stock tendered for stock option exercises (1,123 shares)		(16)				(16)

Stock-based compensation expense		654				654

Cash dividends ($0.31 per common share)		(1,355)		(1,270)		(2,625)

Comprehensive income (loss):

Net loss				(4,959)		(4,959)

Change in net unrealized gain (loss) on securities available for sale, net of reclassifications and tax effect					1,795	1,795

Change in net fair value of interest rate swaps, net of reclassifications and tax effect					1,236	1,236

Total comprehensive loss						(1,928)

Balances, December 31, 2008	$0	$172,353	$0	$(1,281)	$3,300	$174,372

See accompanying notes to consolidated financial statements.

MERCANTILE BANK CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (Continued)
Years ended December 31, 2009, 2008 and 2007

					Accumulated
			Common	Retained	Other	Total
	Preferred	Common	Stock	Earnings	Comprehensive	Shareholders’
($ in thousands)	Stock	Stock	Warrant	(Deficit)	Income (Loss)	Equity
Balances, January 1, 2009	$0	$172,353	$0	$(1,281)	$3,300	$174,372

Preferred stock issued, net	19,696					19,696

Accretion of preferred stock	143			(143)		0

Common stock warrant issued			1,138			1,138

Employee stock purchase plan (14,694 shares)		57				57

Dividend reinvestment plan (2,875 shares)		11				11

Stock-based compensation expense		611				611

Cash dividends ($0.07 per common share)		(594)				(594)

Preferred stock dividends				(659)		(659)

Comprehensive loss:

Net loss				(52,087)		(52,087)

Change in net unrealized gain (loss) on securities available for sale, net of reclassifications					(1,269)	(1,269)

Reclassification of unrealized gain on interest rate swaps					(1,172)	(1,172)

Total comprehensive loss						(54,528)

Balances, December 31, 2009	$19,839	$172,438	$1,138	$(54,170)	$859	$140,104

See accompanying notes to consolidated financial statements.

MERCANTILE BANK CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years ended December 31, 2009, 2008 and 2007

	2009	2008	2007
Cash flows from operating activities
Net income (loss)	$(52,087,000)	$(4,959,000)	$8,966,000
Adjustments to reconcile net income (loss) to net cash from (for) operating activities:
Depreciation and amortization	2,577,000	2,773,000	3,067,000
Provision for loan and lease losses	59,000,000	21,200,000	11,070,000
Deferred income tax expense (benefit)	9,973,000	(1,558,000)	(2,103,000)
Stock-based compensation expense	611,000	654,000	361,000
Proceeds from sales of mortgage loans held for sale	80,782,000	44,095,000	32,911,000
Origination of mortgage loans held for sale	(82,251,000)	(42,810,000)	(33,408,000)
Net gain on sales of mortgage loans held for sale	(905,000)	(506,000)	(432,000)
Net (gain) loss on sale and write-down of premises and equipment	227,000	(11,000)	13,000
Net loss on sale and valuation write-downs of foreclosed assets	3,551,000	1,768,000	157,000
Recognition of unrealized gain on interest rate swaps	(1,803,000)	(974,000)	0
Earnings on bank owned life insurance	(1,444,000)	(1,727,000)	(1,252,000)
Net change in:
Accrued interest receivable	1,425,000	1,444,000	330,000
Other assets	(18,407,000)	913,000	(2,243,000)
Accrued interest and other liabilities	(10,024,000)	(6,667,000)	1,927,000

Net cash from (for) operating activities	(8,775,000)	13,635,000	19,364,000

Cash flows from investing activities
Purchases of:
Securities available for sale	(73,059,000)	(96,292,000)	(15,406,000)
Securities held to maturity	(1,025,000)	(978,000)	(4,658,000)
Federal Home Loan Bank stock	0	(5,948,000)	(2,224,000)
Proceeds from:
Maturities, calls and repayments of securities available for sale	52,343,000	73,571,000	11,969,000
Maturities, calls and repayments of securities held to maturity	6,270,000	1,840,000	3,221,000
Loan and lease originations and payments, net	240,291,000	(86,489,000)	(66,681,000)
Proceeds from sales of commercial loans	11,633,000	0	0
Purchases of premises and equipment, net	(44,000)	(673,000)	(3,513,000)
Proceeds from sales of foreclosed assets	7,276,000	4,777,000	1,476,000
Purchases of bank owned life insurance	(1,118,000)	(1,617,000)	(7,008,000)

Net cash from (for) investing activities	242,567,000	(111,809,000)	(82,824,000)

Cash flows from financing activities
Net increase (decrease) in time deposits	(240,269,000)	42,774,000	(50,972,000)
Net increase (decrease) in all other deposits	42,321,000	(34,380,000)	(4,750,000)
Net increase (decrease) in securities sold under agreements to repurchase	5,342,000	(3,052,000)	11,993,000
Net increase (decrease) in federal funds purchased	2,600,000	(13,800,000)	4,000,000
Proceeds from Federal Home Loan Bank advances	5,000,000	266,500,000	175,000,000
Maturities of Federal Home Loan Bank advances	(70,000,000)	(176,500,000)	(90,000,000)
Increase in structured repurchase agreements	0	15,000,000	0
Increase (decrease) in other borrowed money	(2,638,000)	515,000	697,000
Cash paid in lieu of fractional shares on stock dividend	0	0	(4,000)
Proceeds from issuance of preferred stock and common stock warrant, net	20,834,000	0	0
Employee stock purchase plan	57,000	76,000	91,000
Dividend reinvestment plan	11,000	40,000	76,000
Stock option exercises, net	0	0	56,000
Payment of cash dividends on preferred stock	(525,000)	0	0
Payment of cash dividends to common shareholders	(594,000)	(2,625,000)	(4,677,000)

Net cash from (for) financing activities	(237,861,000)	94,548,000	41,510,000

See accompanying notes to consolidated financial statements.

MERCANTILE BANK CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
Years ended December 31, 2009, 2008 and 2007

	2009	2008	2007
Net change in cash and cash equivalents	(4,069,000)	(3,626,000)	(21,950,000)
Cash and cash equivalents at beginning of period	25,804,000	29,430,000	51,380,000

Cash and cash equivalents at end of period	$21,735,000	$25,804,000	$29,430,000

Supplemental disclosures of cash flow information
Cash paid during the year for:
Interest	$62,663,000	$80,748,000	$87,707,000
Federal income taxes	0	0	5,730,000
Noncash financing and investing activities:
Transfers from loans and leases to foreclosed assets	29,317,000	9,062,000	6,898,000
Preferred stock cash dividend accrued	134,000	0	0
See accompanying notes to consolidated financial statements.

MERCANTILE BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009 and 2008

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
We formed a business trust, Mercantile Bank Capital Trust I (“our trust”), in 2004 to issue trust preferred securities. We issued subordinated debentures to our trust in return for the proceeds raised from the issuance of the trust preferred securities. In accordance with accounting guidelines, our trust is not consolidated, but instead we report the subordinated debentures issued to the trust as a liability.
Nature of Operations: Mercantile was incorporated on July 15, 1997 to establish and own the Bank based in Grand Rapids, Michigan. The Bank is a community-based financial institution. The Bank began operations on December 15, 1997. The Bank’s primary deposit products are checking, savings, and term certificate accounts, and its primary lending products are commercial loans, commercial leases, residential mortgage loans, and instalment loans. Substantially all loans and leases are secured by specific items of collateral including business assets, real estate or consumer assets. Commercial loans and leases are expected to be repaid from cash flow from operations of businesses. Real estate loans are secured by commercial or residential real estate. The Bank’s loan accounts are primarily with customers located in the Grand Rapids, Holland and Lansing areas. The Bank’s retail deposits are also from customers located within those areas. As an alternative source of funds, the Bank has also issued certificates to depositors outside of the Bank’s primary market areas. Substantially all revenues are derived from banking products and services and investment securities.
Mercantile Bank Mortgage Company was formed during 2000. A subsidiary of the Bank, Mercantile Bank Mortgage Company was established to increase the profitability and efficiency of the mortgage loan operations. Mercantile Bank Mortgage Company initiated business on October 24, 2000 via the Bank’s contribution of most of its residential mortgage loan portfolio and participation interests in certain commercial mortgage loans. On the same date, the Bank also transferred its residential mortgage origination function to Mercantile Bank Mortgage Company. On January 1, 2004, Mercantile Bank Mortgage Company was reorganized as the Mortgage Company, a limited liability company, which is 99% owned by the Bank and 1% owned by Mercantile Insurance. Mortgage loans originated and held by the Mortgage Company are serviced by the Bank pursuant to a servicing agreement.
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
December 31, 2009 and 2008

NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
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
Securities: Debt securities classified as held to maturity are carried at amortized cost when management has the positive intent and ability to hold them to maturity. Debt securities are classified as available for sale when they might be sold prior to maturity. Equity securities with readily determinable fair values are classified as available for sale. Securities available for sale are carried at fair value, with unrealized holding gains and losses reported in other comprehensive income, net of tax (as applicable). Other securities such as Federal Home Loan Bank stock are carried at cost.
Interest income includes amortization of purchase premiums and accretion of discounts. Premiums and discounts on securities are amortized or accreted on the level-yield method without anticipating prepayments, except for mortgage-backed securities where prepayments are anticipated. Gains and losses on sales are recorded on the trade date and determined using the specific identification method.
Declines in the fair value of securities below their amortized cost that are other than temporary are reflected in earnings or other comprehensive income, as appropriate. For those debt securities whose fair value is less than their amortized cost basis, we consider our intent to sell the security, whether it is more likely than not that we will be required to sell the security before recovery and if we do not expect to recover the entire amortized cost basis of the security. In analyzing an issuer’s financial condition, we may consider whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred and the results of reviews of the issuer’s financial condition.
Loans and Leases: Loans and leases that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are reported at the principal balance outstanding, net of deferred loan fees and costs and an allowance for loan and lease losses. Interest income is accrued on the unpaid principal balance. Loan origination fees, net of certain direct origination costs, are deferred and recognized in interest income using the level-yield method without anticipating prepayments. Net unamortized deferred loan fees amounted to $0.5 million and $0.8 million at December 31, 2009 and 2008, respectively.
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
Loans Held for Sale: Mortgage loans originated and intended for sale in the secondary market are carried at the lower of aggregate cost or market, as determined by outstanding commitments from investors. Net unrealized losses, if any, are recorded as a valuation allowance and charged to earnings. Such loans are sold service released. The balance of loans held for sale equaled $2.5 million and $1.1 million as of December 31, 2009 and 2008, respectively. Mortgage banking activities include fees on direct brokered mortgage loans and the net gain on sale of mortgage loans originated for sale.
(Continued)

MERCANTILE BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009 and 2008

NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
Troubled Debt Restructurings: A loan or lease is accounted for as a troubled debt restructuring if we, for economic or legal reasons related to the borrower’s financial condition, grant a significant concession to the borrower that we would not otherwise consider. A troubled debt restructuring may involve the receipt of assets from the debtor in partial or full satisfaction of the loan or lease, or a modification of terms such as a reduction of the stated interest rate or balance of the loan or lease, a reduction of accrued interest, an extension of the maturity date at a stated interest rate lower than the current market rate for a new loan with similar risk, or some combination of these concessions. Troubled debt restructurings generally remain categorized as nonperforming loans and leases until a six-month payment history has been maintained.
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
Transfers of Financial Assets: Transfers of financial assets are accounted for as sales when control over the assets has been surrendered. Control over transferred assets is deemed to be surrendered when: (1) the assets have been isolated from the corporation and put presumptively beyond the reach of the transferor and its creditors, even in bankruptcy or other receivership, (2) the transferee obtains the right (free of conditions that constrain it from taking advantage of that right) to pledge or exchange the transferred assets, and (3) the Bank does not maintain effective control over the transferred assets through an agreement to repurchase them before their maturity or the ability to unilaterally cause the holder to return specific assets. Our transfers of financial assets are limited to commercial loan participations sold, which were insignificant for 2009, 2008 and 2007, and the sale of residential mortgage loans in the secondary market, the extent of which is disclosed in the Consolidated Statements of Cash Flows.
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
December 31, 2009 and 2008

NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
Long-lived Assets: Premises and equipment and other long-lived assets are reviewed for impairment when events indicate their carrying amount may not be recoverable from future undiscounted cash flows. If impaired, the assets are recorded at the lower of carrying value or fair value.
Foreclosed Assets: Assets acquired through or in lieu of foreclosure are initially recorded at the estimated fair value net of estimated selling costs when acquired, establishing a new cost basis. If fair value declines, a valuation allowance is recorded through noninterest expense, as are collection and operating costs after acquisition.
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
Financial Instruments and Loan Commitments: Financial instruments include off-balance-sheet credit instruments, such as commitments to make loans and commercial letters of credit, issued to meet customer financing needs. The face amount for these items represents the exposure to loss, before considering customer collateral or ability to repay. Such financial instruments are recorded when they are funded. Instruments, such as standby letters of credit, that are considered financial guarantees are recorded at fair value.
Stock-Based Compensation: Compensation cost for equity-based awards is measured on the grant date based on the fair value of the award at that date, and is recognized over the requisite service period, net of estimated forfeitures. Fair value of stock option awards is estimated using a closed option valuation (Black-Scholes) model. Fair value of restricted stock awards is based upon the quoted market price of the common stock on the date of grant.
Income Taxes: Income tax expense is the total of the current year income tax due or refundable, the change in deferred income tax assets and liabilities, and any adjustments related to unrecognized tax benefits. Deferred income tax assets and liabilities are recognized for the tax consequences of temporary differences between the carrying amounts and tax bases of assets and liabilities, computed using enacted tax rates applicable to future years. A valuation allowance, if needed, reduces deferred income tax assets to the amount expected to be realized. A full valuation allowance was established at December 31, 2009 against the net deferred income tax asset as described in Note 8.
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
Earnings Per Share: Basic earnings per share is based on the weighted average number of common shares and participating securities outstanding during the period. Diluted earnings per share include the dilutive effect of additional potential common shares issuable under our stock-based compensation plans and our common stock warrants, and are determined using the treasury stock method. Our unvested stock awards, which contain non-forfeitable rights to dividends whether paid or unpaid, are considered participating securities and therefore are included in the number of shares outstanding for both basic and diluted earnings per share calculations. In the event of a net loss, our unvested stock awards are excluded from the calculations of both basic and diluted earnings per share.
(Continued)

MERCANTILE BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009 and 2008
NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
Stock Dividend: Earnings per share are restated for all stock dividends, including the 5% stock dividend paid on May 4, 2007. The fair value of shares issued in stock dividends is transferred from retained earnings to common stock to the extent of available retained earnings.
Comprehensive Income (Loss): Comprehensive income (loss) consists of net income (loss) and other comprehensive income (loss). Other comprehensive income includes unrealized gains and losses on securities available for sale which are also recognized as separate components of equity. For 2009 and 2008, other comprehensive income (loss) also includes the change in fair value of interest rate swaps, and the reclassification of unrealized gain on the interest rate swaps, as discussed in more detail in Note 13.
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
Operating Segment: While we monitor the revenue streams of the various products and services offered, the Company manages its business on the basis of one operating segment, banking.
(Continued)

MERCANTILE BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009 and 2008

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
In September 2006, the FASB issued a new standard now codified in ASC 820, Fair Value Measurements and Disclosures (formerly Statement No. 157, Fair Value Measurements), which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. This standard applies to other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. The standard does not require any new fair value measurements and was originally effective beginning January 1, 2008, but was subsequently deferred until January 1, 2009 for nonfinancial assets and nonfinancial liabilities except those items recognized or disclosed at fair value on an annual or more frequently recurring basis. We applied the fair value measurement and disclosure provisions of the new standard to nonfinancial assets and nonfinancial liabilities effective January 1, 2009. The application of the new standard was not material to our results of operations or financial position, although it did result in additional disclosures included in Note 15 relating to nonfinancial assets.
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
(Continued)

MERCANTILE BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009 and 2008
NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
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
In June 2008, the FASB issued new guidance now codified in ASC 260, Earnings Per Share (formerly FSP EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities). This guidance provides that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents, whether paid or unpaid, are participating securities and are required to be included in the computation of earnings per share pursuant to the two-class method described in ASC 260. The two-class method of computing earnings per share includes an earnings allocation formula that determines earnings per share for common stock and any participating securities according to dividends declared, whether paid or unpaid, and participation rights in undistributed earnings. All prior period earnings per share data presented is required to be adjusted retrospectively to conform with the provisions of this new guidance. Adoption of this guidance had no material impact.
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
(Continued)

MERCANTILE BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009 and 2008
NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
In December 2009, the FASB issued ASU 2009-16, Accounting for Transfers of Financial Assets (formerly Statement No. 166, Accounting for Transfers of Financial Assets, an amendment of FASB Statement No. 140). This standard amends the guidance on accounting for transfers of financial assets, including securitization transactions, where entities have continued exposure to risks related to transferred financial assets. This standard also expands the disclosure requirements for such transactions. It is effective as of the beginning of the first annual reporting period that begins after November 15, 2009. We are currently evaluating the impact of this standard on our financial statements.
In January 2010, the FASB issued ASU 2010-06, Improving Disclosures about Fair Value Measurements. This standard requires new disclosures on the amount and reason for transfers in and out of Level 1 and 2 recurring fair value measurements. The standard also requires disclosure of activities (i.e., on a gross basis), including purchases, sales, issuances, and settlements, in the reconciliation of Level 3 fair value recurring measurements. The standard clarifies existing disclosure requirements on levels of disaggregation and disclosures about inputs and valuation techniques. The new disclosures regarding Level 1 and 2 fair value measurements and clarification of existing disclosures are effective for periods beginning after December 15, 2009. The disclosures about the reconciliation of information in Level 3 recurring fair value measurements are required for periods beginning after December 15, 2010. We are currently evaluating the impact of this standard on our financial statements.
NOTE 2 – SECURITIES
The amortized cost, fair value of available for sale securities and the related gross unrealized gains and losses recognized in accumulated other comprehensive income (loss) were as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
2009
U.S. Government agency debt obligations	$96,438,000	$490,000	$(1,384,000)	$95,544,000
Mortgage-backed securities	62,171,000	2,811,000	0	64,982,000
Michigan Strategic Fund bonds	20,550,000	0	0	20,550,000
Mutual funds	1,425,000	0	(9,000)	1,416,000

	$180,584,000	$3,301,000	$(1,393,000)	$182,492,000

2008
U.S. Government agency debt obligations	$61,511,000	$1,264,000	$(393,000)	$62,382,000
Mortgage-backed securities	74,702,000	2,324,000	0	77,026,000
Michigan Strategic Fund bonds	22,105,000	0	0	22,105,000
Mutual fund	1,175,000	0	(19,000)	1,156,000

	$159,493,000	$3,588,000	$(412,000)	$162,669,000

(Continued)

MERCANTILE BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009 and 2008
NOTE 2 – SECURITIES (Continued)
The carrying amount, unrecognized gains and losses, and fair value of securities held to maturity were as follows:

		Gross	Gross
	Carrying	Unrealized	Unrealized	Fair
	Amount	Gains	Losses	Value
2009
Municipal general obligation bonds	$49,892,000	$1,000,000	$(111,000)	$50,781,000
Municipal revenue bonds	9,319,000	190,000	(19,000)	9,490,000

	$59,211,000	$1,190,000	$(130,000)	$60,271,000

2008
Municipal general obligation bonds	$54,066,000	$1,034,000	$(342,000)	$54,758,000
Municipal revenue bonds	10,371,000	274,000	(22,000)	10,623,000

	$64,437,000	$1,308,000	$(364,000)	$65,381,000

Securities with unrealized losses at year-end 2009 and 2008, aggregated by investment category and length of time that individual securities have been in a continuous loss position, are as follows:

	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Loss	Value	Loss	Value	Loss
2009
U.S. Government agency debt obligations	$50,190,000	$(1,322,000)	$7,927,000	$(62,000)	$58,117,000	$(1,384,000)
Mortgage-backed securities	0	0	0	0	0	0
Michigan Strategic Fund bonds	0	0	0	0	0	0
Mutual funds	0	0	1,211,000	(9,000)	1,211,000	(9,000)
Municipal general obligation bonds	738,000	(5,000)	8,638,000	(106,000)	9,376,000	(111,000)
Municipal revenue bonds	228,000	(12,000)	1,073,000	(7,000)	1,301,000	(19,000)

	$51,156,000	$(1,339,000)	$18,849,000	$(184,000)	$70,005,000	$(1,523,000)

2008
U.S. Government agency debt obligations	$20,588,000	$(387,000)	$1,994,000	$(6,000)	$22,582,000	$(393,000)
Mortgage-backed securities	0	0	0	0	0	0
Michigan Strategic Fund bonds	0	0	0	0	0	0
Mutual fund	0	0	1,156,000	(19,000)	1,156,000	(19,000)
Municipal general obligation bonds	3,547,000	(76,000)	10,580,000	(266,000)	14,127,000	(342,000)
Municipal revenue bonds	307,000	(1,000)	1,066,000	(21,000)	1,373,000	(22,000)

	$24,442,000	$(464,000)	$14,796,000	$(312,000)	$39,238,000	$(776,000)

(Continued)

MERCANTILE BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009 and 2008
NOTE 2 – SECURITIES (Continued)
We evaluate securities for other-than-temporary impairment at least on a quarterly basis. Consideration is given to the length of time and the extent to which the fair value has been less than cost, the financial condition and near-term prospects of the issuer, our intent to sell the security, whether it is more likely than not that we will be required to sell the security before recovery and if we do not expect to recover the entire amortized cost basis of the security. In analyzing an issuer’s financial condition, we may consider whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred and the results of reviews of the issuer’s financial condition.
There were five U.S. Government agency debt obligations, 29 municipal general obligation bonds, four municipal revenue bonds, and one mutual fund in a continuous loss position for 12 months or more at December 31, 2009. At December 31, 2009, 78 debt securities and a mutual fund with a combined fair value totaling $70.0 million have unrealized losses with aggregate depreciation of $1.5 million, or 0.6% from the amortized cost basis of total securities. At December 31, 2009, 275 debt securities with a fair value totaling $136.0 million have unrealized gains with aggregate appreciation of $4.5 million, or 1.9% from the amortized cost basis of total securities. After we considered whether the securities were issued by the federal government or its agencies and whether downgrades by bond rating agencies had occurred, we determined that unrealized losses were due to changing interest rate environments. As we do not intend to sell the securities, we believe it is more likely than not that we will not be required to sell the securities before recovery and we do expect to recover the entire amortized cost of the securities, no declines are deemed to be other-than-temporary.
The amortized cost and fair values of debt securities at year-end 2009, by contractual maturity, are shown below. The contractual maturity is utilized below for U.S. Government agency debt obligations and municipal bonds. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity date, primarily mortgage backed securities, are shown separately.
The maturities of securities and their weighted average yields at December 31, 2009 are also shown in the following table. The yields for municipal securities are shown at their tax equivalent yield.

		Held-to-Maturity			Available-for-Sale
	Weighted			Weighted
	Average	Carrying	Fair	Average	Amortized	Fair
	Yield	Amount	Value	Yield	Cost	Value
Due in one year or less	7.32%	$4,156,000	$4,232,000	4.76%	$2,998,000	$3,068,000
Due from one to five years	6.31	8,016,000	8,377,000	4.96	2,983,000	3,292,000
Due from five to ten years	6.39	13,526,000	13,850,000	4.52	13,985,000	13,962,000
Due after ten years	6.35	33,513,000	33,812,000	5.00	76,472,000	75,222,000
Mortgage-backed securities	NA	0	0	5.15	62,171,000	64,982,000
Michigan Strategic Fund bonds	NA	0	0	3.06	20,550,000	20,550,000
Mutual funds	NA	0	0	3.06	1,425,000	1,416,000

	6.42%	$59,211,000	$60,271,000	4.78%	$180,584,000	$182,492,000

During 2009, 2008 and 2007, there were no securities sold.
(Continued)

MERCANTILE BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009 and 2008
NOTE 2 – SECURITIES (Continued)
At year-end 2009 and 2008, the amortized cost of securities issued by the State of Michigan and all its political subdivisions totaled $59.2 million and $64.4 million, with an estimated fair value of $60.3 million and $65.4 million, respectively. Total securities of any other specific issuer, other than the U.S. Government and its agencies, did not exceed 10% of shareholders’ equity.
The carrying value of U.S. Government agency debt obligations and mortgage-backed securities that are pledged to secure repurchase agreements, other deposits, and letters of credit issued on behalf of our customers was $158.1 million and $124.2 million at December 31, 2009 and 2008, respectively. In addition, substantially all of our municipal bonds have been pledged to the Discount Window of the Federal Reserve Bank of Chicago. Investments in Federal Home Loan Bank stock are restricted and may only be resold, or redeemed by, the issuer.
NOTE 3 – LOANS AND LEASES AND ALLOWANCE FOR LOAN AND LEASE LOSSES
Year-end loans and leases are as follows:

					Percent
	December 31, 2009		December 31, 2008		Increase
	Balance	%	Balance	%	(Decrease)
Real Estate:
Construction and land development	$176,078,000	11.4%	$263,392,000	14.1%	(33.1)%
Secured by 1 – 4 family properties	124,805,000	8.1	140,776,000	7.6	(11.3)
Secured by multi-family properties	47,679,000	3.1	47,365,000	2.6	0.6
Secured by nonresidential properties	814,058,000	52.9	881,350,000	47.5	(7.6)
Commercial	370,146,000	24.0	516,201,000	27.8	(28.3)
Leases	1,055,000	0.1	1,985,000	0.1	(46.9)
Consumer	5,997,000	0.4	5,846,000	0.3	2.6

	$1,539,818,000	100.0%	$1,856,915,000	100.0%	(17.1)%

Activity in the allowance for loan and lease losses is as follows:

	2009	2008	2007
Beginning balance	$27,108,000	$25,814,000	$21,411,000
Provision for loan and lease losses	59,000,000	21,200,000	11,070,000
Charge-offs	(39,621,000)	(20,594,000)	(7,274,000)
Recoveries	1,391,000	688,000	607,000

Ending balance	$47,878,000	$27,108,000	$25,814,000

(Continued)

MERCANTILE BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009 and 2008
NOTE 3 — LOANS AND LEASES AND ALLOWANCE FOR LOAN AND LEASE LOSSES (Continued)

	2009	2008
Impaired loans and leases were as follows:
Year-end loans with no allocated allowance for loan and lease losses	$25,500,000	$22,557,000
Year-end loans with allocated allowance for loan and lease losses	39,855,000	22,222,000

	$65,355,000	$44,779,000

Amount of the allowance for loan and lease losses allocated	$9,832,000	$3,980,000
Impaired loans and leases for which no allocation of the allowance for loan and leases losses has been made generally reflect situations whereby the loans and leases have been charged-down to estimated collateral value. The Bank recognized no interest income on impaired loans during 2009, 2008 or 2007. Average impaired loans were $65.0 million, $35.9 million and $14.0 million during 2009, 2008 and 2007, respectively. Lost interest income on nonaccrual loans totaled $2.1 million in both 2009 and 2008, and $0.9 million in 2007. Nonperforming loans include both smaller balance homogenous loans that are collectively evaluated for impairment and the above individually classified impaired loans.

	2009	2008
Nonperforming loans and leases were as follows:
Loans and leases past due 90 days or more still accruing interest	$243,000	$1,358,000
Nonaccrual loans and leases	81,818,000	47,945,000
Troubled debt restructurings	2,989,000	0

	$85,050,000	$49,303,000

Concentrations within the loan portfolio were as follows at year-end:

	2009		2008
		Percentage of		Percentage of
	Balance	Loan Portfolio	Balance	Loan Portfolio
Commercial real estate loans to lessors of non-residential buildings	$467,017,000	30.3%	$489,580,000	26.4%
(Continued)

MERCANTILE BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009 and 2008
NOTE 4 — PREMISES AND EQUIPMENT, NET
Year-end premises and equipment were as follows:

	2009	2008
Land and improvements	$8,531,000	$8,538,000
Buildings and leasehold improvements	24,515,000	24,888,000
Furniture and equipment	12,532,000	12,484,000

	45,578,000	45,910,000
Less: accumulated depreciation	15,894,000	13,576,000

	$29,684,000	$32,334,000

Depreciation expense totaled $2.5 million in 2009 and $2.7 million in both 2008 and 2007.
NOTE 5 — DEPOSITS
Deposits at year-end are summarized as follows:

					Percent
	December 31, 2009		December 31, 2008		Increase
	Balance	%	Balance	%	(Decrease)
Noninterest-bearing demand	$121,157,000	8.6%	$110,712,000	6.9%	9.4%
Interest-bearing checking	86,320,000	6.2	50,248,000	3.1	71.8
Money market	32,008,000	2.3	24,886,000	1.6	28.6
Savings	38,625,000	2.8	49,943,000	3.1	(22.7)
Time, under $100,000	105,195,000	7.5	49,991,000	3.1	110.4
Time, $100,000 and over	293,455,000	20.9	184,573,000	11.6	59.0

	676,760,000	48.3	470,353,000	29.4	43.9

Out-of-area time, under $100,000	62,760,000	4.5	128,948,000	8.1	(51.3)
Out-of-area time, $100,000 and over	662,107,000	47.2	1,000,274,000	62.5	(33.8)

	724,867,000	51.7	1,129,222,000	70.6	(35.8)

	$1,401,627,000	100.0%	$1,599,575,000	100.0%	(12.4)%

Out-of-area certificates of deposit consist of certificates obtained from depositors outside of the primary market areas. As of December 31, 2009, out-of-area certificates of deposit totaling $702.0 million were obtained through deposit brokers, with the remaining $22.9 million obtained directly from the depositors.
(Continued)

MERCANTILE BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009 and 2008
NOTE 5 — DEPOSITS (Continued)
The following table depicts the maturity distribution for certificates of deposit at year-end:

	2009	2008
In one year or less	$850,801,000	$1,179,405,000
In one to two years	186,135,000	140,299,000
In two to three years	68,210,000	27,116,000
In three to four years	11,565,000	10,232,000
In four to five years	6,806,000	6,734,000

	$1,123,517,000	$1,363,786,000

The following table depicts the maturity distribution for certificates of deposit with balances of $100,000 or more at year-end:

	2009	2008
Up to three months	$314,358,000	$377,341,000
Three months to six months	164,870,000	281,568,000
Six months to twelve months	235,315,000	378,899,000
Over twelve months	241,019,000	147,039,000

	$955,562,000	$1,184,847,000

NOTE 6 — SHORT-TERM BORROWINGS
Information regarding securities sold under agreements to repurchase at year-end is summarized below:

	2009	2008
Outstanding balance at year-end	$99,755,000	$94,413,000
Weighted average interest rate at year-end	1.41%	1.96%
Average daily balance during the year	98,409,000	93,149,000
Weighted average interest rate during the year	1.87%	2.04%
Maximum month-end balance during the year	111,692,000	105,986,000
Securities sold under agreements to repurchase (“repurchase agreements”) generally have original maturities of less than one year. Repurchase agreements are treated as financings, and the obligations to repurchase securities sold are reflected as liabilities. Securities involved with the repurchase agreements are recorded as assets of our Bank, and are held in safekeeping by a correspondent bank. Repurchase agreements are offered principally to certain large deposit customers. Repurchase agreements were secured by securities with a fair value of $125.7 million and $106.5 million at year-end 2009 and 2008, respectively.
(Continued)

MERCANTILE BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009 and 2008
NOTE 7 — FEDERAL HOME LOAN BANK ADVANCES
Our outstanding balances at December 31, 2009 totaled $205.0 million and mature at varying dates from January 2010 through January 2014, with fixed rates of interest from 2.95% to 4.18% and averaging 3.50%. At December 31, 2008, outstanding balances totaled $270.0 million with maturities ranging from January 2009 through December 2013 and fixed rates of interest from 2.95% to 5.30% and averaging 3.79%.
Each advance is payable at its maturity date, and is subject to a prepayment fee if paid prior to the maturity date. The advances are collateralized by residential mortgage loans, first mortgage liens on multi-family residential property loans, first mortgage liens on commercial real estate property loans, and substantially all other assets of our Bank, under a blanket lien arrangement. Our borrowing line of credit as of December 31, 2009 totaled $277.8 million.
Maturities over the next five years are:

2010	$65,000,000
2011	85,000,000
2012	40,000,000
2013	10,000,000
2014	5,000,000
NOTE 8 — FEDERAL INCOME TAXES
The consolidated income tax expense (benefit) is as follows:

	2009	2008	2007
Current expense (benefit)	$(4,483,000)	$(3,318,000)	$5,138,000
Deferred benefit	(13,276,000)	(1,558,000)	(2,103,000)
Deferred expense — establishment of valuation allowance	23,249,000	0	0

Tax expense (benefit)	$5,490,000	$(4,876,000)	$3,035,000

A reconciliation of the differences between the federal income tax expense (benefit) recorded and the amount computed by applying the federal statutory rate to income before income taxes is as follows:

	2009	2008	2007
Tax at statutory rates	$(16,309,000)	$(3,442,000)	$4,200,000
Increase (decrease) from
Tax-exempt interest	(866,000)	(818,000)	(794,000)
Bank owned life insurance	(505,000)	(605,000)	(438,000)
Establishment of valuation allowance	23,249,000	0	0
Other	(79,000)	(11,000)	67,000

Tax expense (benefit)	$5,490,000	$(4,876,000)	$3,035,000

(Continued)

MERCANTILE BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009 and 2008
NOTE 8 — FEDERAL INCOME TAXES (Continued)
Significant components of deferred tax assets and liabilities as of December 31, 2009 and 2008 are as follows:

	2009	2008
Deferred income tax assets
Allowance for loan and lease losses	$16,757,000	$9,488,000
Deferred loan fees	160,000	263,000
Deferred compensation	661,000	1,584,000
Nonaccrual loan interest income	480,000	440,000
Fair value write-downs on foreclosed properties	1,436,000	303,000
Net operating loss carryforward	4,941,000	0
Tax credit carryforwards	668,000	0
Other	726,000	727,000

	25,829,000	12,805,000

Deferred income tax liabilities
Depreciation	770,000	907,000
Unrealized gain on securities	648,000	1,112,000
Interest rate swaps	33,000	666,000
Other	634,000	674,000

	2,085,000	3,359,000

Net deferred tax asset before valuation allowance	23,744,000	9,446,000
Valuation allowance	(23,744,000)	0

Total net deferred tax asset	$0	$9,446,000

At December 31, 2009, we had carryfowards of the following tax attributes: gross federal net operating loss of $14.1 million that expires in 2029; general business tax credits of $0.3 million that expire in the years 2027 through 2029; and $0.3 million of federal alternative minimum tax credits with an indefinite life.
Accounting guidance requires that companies assess whether a valuation allowance should be established against their deferred tax assets based on the consideration of all available evidence using a “more likely than not” standard. In making such judgments, we consider both positive and negative evidence and analyze changes in near-term market conditions as well as other factors which may impact future operating results. Significant weight is given to evidence that can be objectively verified. Despite improvements achieved throughout 2009 in key areas such as an expanded net interest margin, increased risk-based regulatory capital levels, a continued shift to local funding sources and reduced controllable overhead costs, the increased loan and lease loss provision expense and problem asset administration costs have been sizable. These continuing recent losses resulting from the distressed operating environment have significantly restricted our ability to rely on projections of future taxable income to support the recovery of our deferred tax assets. Consequently, we determined it necessary to establish a valuation allowance against our entire net deferred tax asset as of December 31, 2009. We will continue to monitor our deferred tax assets quarterly for changes affecting their realizability.
We had no recognized tax benefits at any time during 2009 or 2008 and do not anticipate any significant increase in unrecognized tax benefits during 2010. Should the accrual of any interest or penalties relative to unrecognized tax benefits be necessary, it is our policy to record such accruals in our income tax accounts; no such accruals existed at any time during 2009 or 2008. We file U.S. federal income tax returns which are subject to examination for all years after 2005.
(Continued)

MERCANTILE BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009 and 2008
NOTE 9 — STOCK-BASED COMPENSATION
Stock-based compensation plans are used to provide directors and employees with an increased incentive to contribute to the long-term performance and growth of Mercantile, to align the interests of directors and employees with the interests of Mercantile’s shareholders through the opportunity for increased stock ownership and to attract and retain directors and employees. From 1997 through 2005, stock option grants were provided to directors and certain employees through several stock option plans, including the 1997 Employee Stock Option Plan, 2000 Employee Stock Option Plan, 2004 Employee Stock Option Plan and Independent Director Stock Option Plan. During 2006, 2007 and 2008, stock option and restricted stock grants were provided to certain employees through the Stock Incentive Plan of 2006. No stock option or restricted stock grants were made during 2009.
Under our 1997 Employee Stock Option Plan, 2000 Employee Stock Option Plan and 2004 Employee Stock Option Plan, stock options granted to employees were granted at the market price on the date of grant, generally fully vest after one year and expire ten years from the date of grant. Stock options granted to non-executive officers during 2005 vested about three weeks after being granted. Under our Independent Director Stock Option Plan, stock options granted to non-employee directors are at 125% of the market price on the date of grant, fully vest after five years and expire ten years from the date of grant. The Stock Incentive Plan of 2006 replaced all of our outstanding stock option plans for stock options not previously granted. Under the Stock Incentive Plan of 2006, incentive awards may include, but are not limited to, stock options, restricted stock, stock appreciation rights and stock awards. Incentive awards that are stock options or stock appreciation rights are granted with an exercise price not less than the closing price of Mercantile stock on the date of grant, or for stock options granted in 2006 or 2007, the day before the date of grant, if the closing price was higher on the day before the date of grant. Price, vesting and expiration date parameters are determined by Mercantile’s Compensation Committee on a grant-by-grant basis. Generally, the stock options granted to employees during 2006, 2007 and 2008 fully vest after two years and expire after seven years. The restricted stock awards granted to certain employees during 2006, 2007 and 2008 fully vest after four years. No payments were required from employees for the restricted stock awards. At year-end 2009, there were approximately 410,000 shares authorized for future incentive awards.
As of December 31, 2009, there was $0.1 million of total unrecognized compensation cost related to unvested stock options granted under our various stock-based compensation plans. This unrecognized compensation cost is expected to be recognized over a weighted-average period of 1.0 year. As of December 31, 2009, there was $0.7 million of total unrecognized compensation cost related to unvested restricted stock granted under our Stock Incentive Plan of 2006. The compensation cost is expected to be recognized over a weighted-average period of 2.0 years.
A summary of restricted stock activity is as follows:

	2009		2008		2007
		Weighted		Weighted		Weighted
		Average		Average		Average
	Shares	Fair Value	Shares	Fair Value	Shares	Fair Value
Nonvested at beginning of year	113,010	$14.85	63,024	$23.69	21,159	$37.94
Granted	0	NA	56,710	6.21	44,450	17.74
Vested	(3,290)	20.39	(128)	30.37	0	NA
Forfeited	(18,487)	13.20	(6,596)	24.72	(2,585)	37.94

Nonvested at end of year	91,233	$14.98	113,010	$14.85	63,024	$23.69

(Continued)

MERCANTILE BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009 and 2008
NOTE 9 — STOCK-BASED COMPENSATION (Continued)
A summary of stock option activity is as follows:

	2009		2008		2007
		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price
Outstanding at beginning of year	325,434	$20.49	271,755	$24.34	288,962	$24.07
Granted	0	NA	67,460	6.21	54,099	17.74
Exercised	0	NA	(2,000)	8.22	(52,117)	12.33
Forfeited or expired	(29,219)	22.05	(11,781)	29.48	(19,189)	34.38

Outstanding at end of year	296,215	$20.34	325,434	$20.49	271,755	$24.34

Options exercisable at year-end	230,895	$24.04	198,694	$25.23	181,544	$23.68

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
The fair value of stock options granted was determined using the following weighted-average assumptions as of grant date:

	2009	2008	2007
Risk-free interest rate	NA	2.00%	3.40%
Expected option life	NA	5 Years	5 Years
Expected stock price volatility	NA	44%	26%
Dividend yield	NA	1%	1%
(Continued)

MERCANTILE BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009 and 2008
NOTE 9 — STOCK-BASED COMPENSATION (Continued)
Options outstanding at year-end 2009 were as follows:

	Outstanding			Exercisable
		Weighted Average	Weighted		Weighted
Range of		Remaining	Average		Average
Exercise		Contractual	Exercise		Exercise
Prices	Number	Life	Price	Number	Price
$4.00 - $8.00	59,360	5.9 Years	$6.21	0	$NA
$8.01 - $12.00	21,157	0.7 Years	8.44	21,157	8.44
$12.01 - $16.00	27,736	1.8 Years	12.89	27,736	12.89
$16.01 - $20.00	69,513	4.1 Years	17.16	63,553	17.10
$20.01 - $24.00	6,996	2.8 Years	20.18	6,996	20.18
$24.01 - $28.00	22,211	3.8 Years	26.61	22,211	26.61
$32.01 - $36.00	64,995	5.3 Years	34.75	64,995	34.75
$36.01 - $40.00	17,311	3.9 Years	37.94	17,311	37.94
$40.01 - $44.00	6,936	4.8 Years	40.28	6,936	40.28

Outstanding at year end	296,215	4.2 Years	$20.34	230,895	$24.04

The weighted-average remaining contractual life of the 230,895 stock options exercisable as of December 31, 2009 was 3.8 years.
Information related to options outstanding at year-end 2009, 2008 and 2007 were as follows:

	2009	2008	2007
Minimum exercise price	$6.21	$6.21	$8.22
Maximum exercise price	40.28	40.28	40.28
Average remaining option term	4.2 Years	5.3 Years	5.9 Years
Information related to stock option grants and exercises during 2009, 2008 and 2007 follows:

	2009	2008	2007
Aggregate intrinsic value of stock options exercised	NA	$13,000	$1,019,000
Cash received from stock option exercises	NA	0	56,000
Tax benefit realized from stock option exercises	NA	0	0
Weighted average per share fair value of stock options granted	NA	2.32	4.60
The closing price of our stock on December 31, 2009 was below the exercise price of all of our stock option grants. Therefore, the aggregate intrinsic value of all stock options outstanding and exercisable at December 31, 2009 was $0.
Shares issued as a result of the exercise of stock option grants have been authorized and unissued shares.
(Continued)

MERCANTILE BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009 and 2008
NOTE 10 — RELATED PARTIES
Certain directors and executive officers of the Bank, including their immediate families and companies in which they are principal owners, were loan customers of the Bank. At year-end 2009 and 2008, the Bank had $13.4 million and $17.7 million in loan commitments to directors and executive officers, of which $12.2 million and $14.1 million were outstanding at year-end 2009 and 2008, respectively, as reflected in the following table:

	2009	2008
Beginning balance	$14,090,000	$14,719,000
New loans	519,000	1,777,000
Repayments	(2,435,000)	(2,406,000)

Ending balance	$12,174,000	$14,090,000

Related party deposits and repurchase agreements totaled $10.5 million and $12.7 million at year-end 2009 and 2008, respectively.
NOTE 11 — COMMITMENTS AND OFF-BALANCE-SHEET RISK
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
These instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized, if any, in the balance sheet. Our maximum exposure to loan loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual notional amount of those instruments. We use the same credit policies in making commitments and conditional obligations as we do for on-balance sheet instruments. Collateral, such as accounts receivable, securities, inventory, and property and equipment, is generally obtained based on management’s credit assessment of the borrower. If required, estimated loss exposure resulting from these instruments is expensed and recorded as a liability. The balance of the liability account related to loan commitments was $0.0 million and $0.5 million at year-end 2009 and 2008, respectively.
At year-end 2009 and 2008, the rates on existing off-balance sheet instruments were substantially equivalent to current market rates, considering the underlying credit standing of the counterparties.
(Continued)

MERCANTILE BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009 and 2008
NOTE 11 — COMMITMENTS AND OFF-BALANCE-SHEET RISK (Continued)
Our maximum exposure to credit losses for loan commitments and standby letters of credit outstanding at year-end was as follows:

	2009	2008
Commercial unused lines of credit	$205,018,000	$323,785,000
Unused lines of credit secured by 1 — 4 family residential properties	24,916,000	30,658,000
Credit card unused lines of credit	8,565,000	9,413,000
Other consumer unused lines of credit	4,526,000	4,881,000
Commitments to make loans	7,701,000	10,959,000
Standby letters of credit	36,512,000	51,439,000

	$287,238,000	$431,135,000

Commitments to make loans generally reflect our binding obligations to existing and prospective customers to extend credit, including line of credit facilities secured by accounts receivable and inventory, and term debt secured by either real estate or equipment. In most instances, line of credit facilities are for a one year term and are at a floating rate tied to the Mercantile Bank Prime Rate. For term debt secured by real estate, customers are generally offered a floating rate tied to the Mercantile Bank Prime Rate and a fixed rate currently ranging from 5.00% to 7.00%. These credit facilities generally balloon within five years, with payments based on amortizations ranging from 10 to 25 years. For term debt secured by non-real estate collateral, customers are generally offered a floating rate tied to the Mercantile Bank Prime Rate and a fixed rate currently ranging from 5.00% to 7.50%. These credit facilities generally mature and fully amortize within five years.
Certain of our commercial loan customers have entered into interest rate swap agreements directly with our correspondent banks. To assist our commercial loan customers in these transactions, and to encourage our correspondent banks to enter into the interest rate swap transactions with minimal credit underwriting analyses on their part, we have entered into risk participation agreements with the correspondent banks whereby we agree to make payments to the correspondent banks owed by our commercial loan customers under the interest rate swap agreement in the event that our commercial loan customers do not make the payments. We are not a party to the interest rate swap agreements under these arrangements. As of December 31, 2009, the total notional amount of the underlying interest rate swap agreements was $57.8 million, with a net fair value from our commercial loan customers’ perspective of negative $3.7 million. Payments made during 2008 and 2009 in regards to the risk participation agreements totaled $311,000; however, we believe the affected customer will reimburse us for such payments and therefore we have accrued no valuation allowance for our receivable from this customer and have accrued no liability for potential future payments. These risk participation agreements are considered financial guarantees in accordance with applicable accounting guidance and are therefore recorded as liabilities at fair value, generally equal to the fees collected at the time of their execution. These liabilities are accreted into income during the term of the interest rate swap agreements, generally ranging from four to fifteen years. This liability totaled $0.2 million and $0.3 million at December 31, 2009 and 2008, respectively.
(Continued)

MERCANTILE BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009 and 2008
NOTE 11 — COMMITMENTS AND OFF-BALANCE-SHEET RISK (Continued)
The following instruments are considered financial guarantees under current accounting guidance. These instruments are carried at fair value.

	2009		2008
	Contract	Carrying	Contract	Carrying
	Amount	Value	Amount	Value
Standby letters of credit	$36,512,000	$220,000	$51,439,000	$282,000
We were required to have $0.6 million and $0.3 million of cash on hand or on deposit with the Federal Reserve Bank of Chicago to meet regulatory reserve and clearing requirements at year-end 2009 and 2008, respectively.
NOTE 12 — BENEFIT PLANS
We have a 401(k) benefit plan that covers substantially all of our employees. Our 2009, 2008 and 2007 matching 401(k) contributions charged to expense were $206,000, $781,000 and $747,000, respectively. The percent of our matching contributions to the 401(k) is determined annually by the Board of Directors. Effective April 1, 2009, we suspended matching contributions to the 401(k) benefit plan. The 401(k) benefit plan allows employee contributions up to 15% of their compensation, which can be matched at 100% of the first 5% of the compensation contributed up to a maximum matching contribution for the 2009 plan year of $12,250. Matching contributions are immediately vested.
We have a deferred compensation plan in which all persons serving on the Board of Directors may defer all or portions of their annual retainer and meeting fees, with distributions to be paid upon termination of service as a director or specific dates selected by the director. The deferred amounts are categorized on our financial statements as other borrowed money. The deferred balances are paid interest at a rate equal to the Wall Street Journal Prime Rate, adjusted at the beginning of each calendar quarter. Interest expense for the plan during 2009, 2008 and 2007 was $24,000, $89,000 and $109,000, respectively.
We have a non-qualified deferred compensation program in which selected officers may defer all or portions of salary and bonus payments. The deferred amounts are categorized on our financial statements as other borrowed money. The deferred balances are paid interest at a rate equal to the Wall Street Journal Prime Rate, adjusted at the beginning of each calendar quarter. Interest expense for the plan during 2009, 2008 and 2007 was $51,000, $140,000 and $190,000, respectively.
The Mercantile Bank Corporation Employee Stock Purchase Plan of 2002 (“Stock Purchase Plan”) is a non-compensatory plan intended to encourage full- and part-time employees of Mercantile and its subsidiaries to promote our best interests and to align employees’ interests with the interests of our shareholders by permitting employees to purchase shares of our common stock through regular payroll deductions. Shares are purchased on the last business day of each calendar quarter at a price equal to the consolidated closing bid price of our common stock reported on The Nasdaq Stock Market. A total of 55,000 shares of common stock may be issued under the Stock Purchase Plan; however, the number of shares has been adjusted, and may continue to be adjusted in the future, to reflect stock dividends and other changes in our capitalization. The number of shares issued under the Stock Purchase Plan totaled 14,694 and 10,904 in 2009 and 2008, respectively. As of December 31, 2009, there were 21,295 shares available under the Stock Purchase Plan.
(Continued)

MERCANTILE BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009 and 2008
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
On October 30, 2008, we terminated all of our interest rate swaps. The termination coincided with our decision to not lower our prime rate in association with the Federal Open Market Committee’s reduction of the targeted federal funds rate by 50 basis points announced on October 29, 2008. Virtually all of our prime-based commercial floating rate loans are tied to the Mercantile Bank Prime Rate, while our interest rate swaps utilized the Wall Street Journal Prime Rate. The resulting difference negatively impacted the effectiveness of our interest rate swaps, so we believed it was prudent to terminate them. The aggregate fair value of the interest rate swaps on October 30, 2008 was $2.4 million, which is being accreted into interest income on loans and leases based on the original term of the interest rate swaps. As of December 31, 2009, the remaining amount to be accreted was $100,000, which will be fully accreted during the first quarter of 2010. During 2009, $1.8 million was accreted into interest income on loans and leases.
(Continued)

MERCANTILE BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009 and 2008
NOTE 14 — FAIR VALUES OF FINANCIAL INSTRUMENTS
Carrying amount and estimated fair values of financial instruments were as follows at year-end:

	2009		2008
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Financial assets
Cash and cash equivalents	$21,735,000	$21,735,000	$25,804,000	$25,804,000
Securities available for sale	182,492,000	182,492,000	162,669,000	162,669,000
Securities held to maturity	59,211,000	60,271,000	64,437,000	65,381,000
Federal Home Loan Bank stock	15,681,000	15,681,000	15,681,000	15,681,000
Loans, net	1,491,940,000	1,501,860,000	1,829,807,000	1,872,141,000
Bank owned life insurance	45,024,000	45,024,000	42,462,000	42,462,000
Accrued interest receivable	7,088,000	7,088,000	8,513,000	8,513,000

Financial liabilities
Deposits	1,401,627,000	1,407,310,000	1,599,575,000	1,610,953,000
Securities sold under agreements to repurchase	99,755,000	99,755,000	94,413,000	94,413,000
Federal funds purchased	2,600,000	2,600,000	0	0
Federal Home Loan Bank advances	205,000,000	208,435,000	270,000,000	274,847,000
Subordinated debentures	32,990,000	32,971,000	32,990,000	31,100,000
Accrued interest payable	6,158,000	6,158,000	15,245,000	15,245,000
Carrying amount is the estimated fair value for cash and cash equivalents, Federal Home Loan Bank stock, accrued interest receivable and payable, bank owned life insurance, demand deposits, securities sold under agreements to repurchase, and variable rate loans and deposits that reprice frequently and fully. Security fair values are based on market prices or dealer quotes, and if no such information is available, on the rate and term of the security and information about the issuer. For fixed rate loans and deposits and for variable rate loans and deposits with infrequent repricing or repricing limits, fair value is based on discounted cash flows using current market rates applied to the estimated life and credit risk. Fair value of subordinated debentures and Federal Home Loan Bank advances is based on current rates for similar financing. Fair value of off-balance sheet items is estimated to be nominal.
Current accounting pronouncements require disclosure of the estimated fair value of financial instruments as disclosed in Note 15. Given the current market conditions, a portion of our loan portfolio is not readily marketable and market prices do not exist. We have not attempted to market our loans to potential buyers, if any exist, to determine the fair value of those instruments. Since negotiated prices in illiquid markets depend upon the then present motivations of the buyer and seller, it is reasonable to assume that actual sales prices could vary widely from any estimate of fair value made without the benefit of negotiations. Additionally, changes in market interest rates can dramatically impact the value of financial instruments in a short period of time. Accordingly, the fair value measurements for loans included in the table above are unlikely to represent the instruments’ liquidation values.
(Continued)

MERCANTILE BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009 and 2008
NOTE 15 — FAIR VALUE MEASUREMENTS
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
We are required to use valuation techniques that are consistent with the market approach, the income approach and/or the cost approach. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets and liabilities. The income approach uses valuation techniques to convert future amounts, such as cash flows or earnings, to a single present amount on a discounted basis. The cost approach is based on the amount that currently would be required to replace the service capacity of an asset (replacement cost). Valuation techniques should be consistently applied. Inputs to valuation techniques refer to the assumptions that market participants would use in pricing the asset or liability. Inputs may be observable, meaning those that reflect the assumptions market participants would use in pricing the asset or liability developed based on market data obtained from independent sources, or unobservable, meaning those that reflect our own estimates about the assumptions market participants would use in pricing the asset or liability based on the best information available in the circumstances. In that regard, we utilize a fair value hierarchy for valuation inputs that gives the highest priority to quoted prices in active markets for identical assets or liabilities and the lowest priority to unobservable inputs. The fair value hierarchy is as follows:
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
Level 3: Significant unobservable inputs that reflect our own estimates about the assumptions that market participants would use in pricing an asset or liability.
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
(Continued)

MERCANTILE BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009 and 2008
NOTE 15 — FAIR VALUE MEASUREMENTS (Continued)
Mortgage loans held for sale. Mortgage loans held for sale are carried at the lower of cost or fair value and are measured on a nonrecurring basis. Fair value is based on independent quoted market prices, where applicable, or the prices for other mortgage whole loans with similar characteristics. As of December 31, 2009 and 2008, we determined that the fair value of our mortgage loans held for sale was similar to the cost; therefore, we carried the $2.5 million and $1.1 million, respectively, of such loans at cost so they are not included in the nonrecurring table below.
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
Foreclosed assets. At time of foreclosure or repossession, foreclosed and repossessed assets are adjusted to fair value less costs to sell upon transfer of the loans and leases to foreclosed and repossessed assets, establishing a new cost basis. We subsequently adjust estimated fair value on foreclosed assets on a nonrecurring basis to reflect write-downs based on revised fair value estimates.
Derivatives. For interest rate swaps, we measure fair value utilizing models that use primarily market observable inputs, such as yield curves and option volatilities, and accordingly, are classified as Level 2. We had no interest rate swap contracts outstanding at year-end 2009 and 2008.
Assets and Liabilities Measured at Fair Value on a Recurring Basis
The balances of assets and liabilities measured at fair value on a recurring basis as of December 31, 2009 are as follows:

Quoted
Prices in
		Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Securities available for sale	$182,492,000	$0	$182,492,000	$0

Total	$182,492,000	$0	$182,492,000	$0

(Continued)

MERCANTILE BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009 and 2008
NOTE 15 — FAIR VALUE MEASUREMENTS (Continued)
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

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
The balances of assets and liabilities measured at fair value on a nonrecurring basis as of December 31, 2009 are as follows:

		Quoted
		Prices in
		Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Impaired loans (1)	$41,456,000	$0	$0	$41,456,000
Foreclosed assets (1)	26,608,000	0	0	26,608,000

Total	$68,064,000	$0	$0	$68,064,000

The balances of assets and liabilities measured at fair value on a nonrecurring basis as of December 31, 2008 are as follows:

Quoted
Prices in
		Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Impaired loans (1)	$33,410,000	$0	$33,410,000	$0

Total	$33,410,000	$0	$33,410,000	$0

(1)	Represents carrying value and related write-downs for which adjustments are based on the estimated value of the property or other assets. The disclosure relating to foreclosed assets was first required in 2009.
(Continued)

MERCANTILE BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009 and 2008
NOTE 15 — FAIR VALUE MEASUREMENTS (Continued)
Fair value estimates of collateral on impaired loans, as well as on foreclosed assets, are reviewed periodically. Our credit policies establish criteria for obtaining appraisals and determining internal value estimates. We may also adjust outside appraisals and internal evaluations based on identifiable trends within our markets, such as sales of similar properties or assets, listing prices and offers received. In addition, we may discount certain appraised and internal value estimates to address current distressed market conditions. We have historically reported our impaired loans and foreclosed assets under Level 2; however, in reviewing our current processes, we now believe that Level 3 categorization is appropriate.
NOTE 16 — EARNINGS (LOSS) PER SHARE
The factors used in the earnings (loss) per share computation follow:

	2009	2008	2007
Basic
Net income (loss) attributable to common shares	$(52,889,000)	$(4,959,000)	$8,966,000

Weighted average common shares outstanding	8,489,679	8,470,721	8,476,075

Basic earnings (loss) per common share	$(6.23)	$(0.59)	$1.06

Diluted
Net income (loss) attributable to common shares	$(52,889,000)	$(4,959,000)	$8,966,000

Weighted average common shares outstanding for basic earnings (loss) per common share	8,489,679	8,470,721	8,476,075

Add: Dilutive effects of share-based awards	0	0	44,765

Average shares and dilutive potential common shares	8,489,679	8,470,721	8,520,840

Diluted earnings (loss) per common share	$(6.23)	$(0.59)	$1.05

Due to our net loss in 2009, approximately 91,000 unvested restricted shares were not included in determining both basic and diluted earnings per share. In addition, stock options and stock warrants for approximately 296,000 and 616,000 shares of common stock, respectively, were antidilutive and were not included in determining diluted earnings per share. Due to our net loss in 2008, approximately 113,000 unvested restricted shares were not included in determining both basic and diluted earnings per share. In addition, stock options for approximately 325,000 shares of common stock were antidilutive and were not included in determining diluted earnings per share. Weighted average diluted common shares outstanding equals the weighted average basic common shares outstanding during 2009 and 2008 due to the net losses recorded during those periods.
Our weighted average common shares outstanding during 2007 include approximately 23,000 unvested restricted shares outstanding that were included in determining both basic and diluted earnings per share. In addition, stock options for approximately 45,000 shares of common stock were included in determining diluted earnings per share. Stock options for approximately 133,000 shares of common stock were antidilutive and were not included in determining diluted earnings per share.
(Continued)

MERCANTILE BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009 and 2008
NOTE 17 — SUBORDINATED DEBENTURES
Our trust, a business trust formed by Mercantile, was organized in 2004 for the purpose of issuing Series A and Series B Preferred Securities. On September 16, 2004, our trust sold the Series A Preferred Securities in a private sale for $16.0 million, and also sold $495,000 of Series A Common Securities to Mercantile. The proceeds of the Series A Preferred Securities and the Series A Common Securities were used by the trust to purchase $16,495,000 of Series A Floating Rate Notes that were issued by Mercantile on September 16, 2004. Mercantile used the proceeds of the Series A Floating Rate Notes to finance the redemption on September 17, 2004 of the $16.0 million of 9.60% Cumulative Preferred Securities issued in 1999 by MBWM Capital Trust I. On December 10, 2004, our trust sold the Series B Preferred Securities in a private sale for $16.0 million, and also sold $495,000 of Series B Common Securities to Mercantile. The proceeds of the Series B Preferred Securities and the Series B Common Securities were used by our trust to purchase $16,495,000 of Series B Floating Rate Notes that were issued by Mercantile on December 10, 2004. Substantially all of the net proceeds of the Series B Floating Rate Notes were contributed to our Bank as capital to provide support for asset growth, fund investments in loans and securities and for general corporate purposes.
The only significant assets of our trust are the Series A and Series B Floating Rate Notes, and the only significant liabilities of our trust are the Series A and Series B Preferred Securities. The Series A and Series B Floating Rate Notes are categorized on our consolidated balance sheets as subordinated debentures and the interest expense is recorded on our consolidated statements of income under interest expense on long-term borrowings.
NOTE 18 — REGULATORY MATTERS
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
The prompt corrective action regulations provide five classifications, including well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized, although these terms are not used to represent overall financial condition. If an institution is not well capitalized, regulatory approval is required to accept brokered deposits. Subject to limited exceptions, no institution may make a capital distribution if, after making the distribution, it would be undercapitalized. If an institution is undercapitalized, it is subject to close monitoring by its principal federal regulator, its asset growth and expansion are restricted, and plans for capital restoration are required. In addition, further specific types of restrictions may be imposed on the institution at the discretion of the federal regulator. At year-end 2009 and 2008, our Bank was in the well capitalized category under the regulatory framework for prompt corrective action. There are no conditions or events since December 31, 2009 that we believe has changed our Bank’s categorization.
(Continued)

MERCANTILE BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009 and 2008
NOTE 18 — REGULATORY MATTERS (Continued)
Our actual capital levels (dollars in thousands) and minimum required levels were:

					Minimum Required
					to be Well
			Minimum Required		Capitalized Under
			for Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Regulations
	Amount	Ratio	Amount	Ratio	Amount	Ratio
2009
Total capital (to risk weighted assets)
Consolidated	$193,157	11.2%	$138,169	8.0%	$NA	NA
Bank	191,146	11.1	138,051	8.0	172,563	10.0%
Tier 1 capital (to risk weighted assets)
Consolidated	171,244	9.9	69,085	4.0	NA	NA
Bank	169,251	9.8	69,026	4.0	103,538	6.0
Tier 1 capital (to average assets)
Consolidated	171,244	8.6	79,325	4.0	NA	NA
Bank	169,251	8.6	79,119	4.0	98,899	5.0

2008
Total capital (to risk weighted assets)
Consolidated	$229,307	10.9%	$167,836	8.0%	$NA	NA
Bank	226,034	10.8	167,480	8.0	209,350	10.0%
Tier 1 capital (to risk weighted assets)
Consolidated	203,072	9.7	83,918	4.0	NA	NA
Bank	199,853	9.6	83,740	4.0	125,610	6.0
Tier 1 capital (to average assets)
Consolidated	203,072	9.2	88,577	4.0	NA	NA
Bank	199,853	9.0	88,413	4.0	110,516	5.0
Federal and state banking laws and regulations place certain restrictions on the amount of dividends our Bank can transfer to Mercantile and on the capital levels that must be maintained. At year-end 2009, under the most restrictive of these regulations (to remain well capitalized), our Bank could distribute approximately $24.8 million to Mercantile as dividends without prior regulatory approval.
Our consolidated capital levels as of December 31, 2009 and December 31, 2008 include $32.0 million of trust preferred securities issued by the trust in September 2004 and December 2004 subject to certain limitations. Under applicable Federal Reserve guidelines, the trust preferred securities constitute a restricted core capital element. The guidelines provide that the aggregate amount of restricted core elements that may be included in Tier 1 capital must not exceed 25% of the sum of all core capital elements, including restricted core capital elements, net of goodwill less any associated deferred tax liability. At December 31, 2009 and December 31, 2008, all $32.0 million of the trust preferred securities were included as Tier 1 capital of Mercantile.
(Continued)

MERCANTILE BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009 and 2008
NOTE 19 — U.S. TREASURY CAPITAL PURCHASE PROGRAM PARTICIPATION
On May 15, 2009, we completed the sale of preferred stock and a warrant for common stock to the United States Treasury Department (“Treasury”) for $21.0 million under the Treasury’s Capital Purchase Program. The program is designed to attract broad participation by healthy banking institutions to help stabilize the financial system and increase lending for the benefit of the U.S. economy. Under the terms of the sale, the Treasury received 21,000 shares of fixed rate cumulative perpetual preferred stock with a liquidation value of $1,000 per share and a warrant to purchase 616,438 shares of our common stock, no par value, in exchange for $21.0 million. The preferred stock qualifies as Tier 1 capital and will pay cumulative dividends at a rate of 5.00% for the first five years, and 9.00% thereafter. Subject to regulatory approval, we are generally permitted to redeem the preferred shares at par plus unpaid dividends. The common stock warrant has a 10-year term and was immediately exercisable upon its issuance, with an exercise price equal to $5.11 per share. The Treasury has agreed not to exercise voting power with respect to any shares of common stock issued upon exercise of the warrant, while it holds the shares.
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
The aggregate fair value for both the preferred stock and the common stock warrant was determined to be $16.4 million, with 94.6% of this aggregate attributable to the preferred stock and 5.4% attributable to the common stock warrants. Therefore, the $21.0 million issuance was allocated with $19.9 million being assigned to the preferred stock and $1.1 million being assigned to the common stock warrant.
The sum of the $1.1 million difference between the $21.0 million face value of the preferred stock and the $19.9 million allocated to it upon issuance and $0.2 million of direct costs associated with the transaction, or $1.3 million, was recorded as a discount on the preferred stock. The $1.3 million discount is being accreted, using the effective interest method, as a reduction in net income available to common shareholders over the next five years at approximately $0.2 million to $0.3 million per year.
(Continued)

MERCANTILE BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009 and 2008
NOTE 20 — OTHER COMPREHENSIVE INCOME
Other comprehensive income components, other than net income (loss), and related taxes were as follows:

	2009	2008	2007
Unrealized holding gains (losses) on available-for-sale securities	$(1,269,000)	$2,761,000	$2,110,000
Change in net fair value of interest rate swaps	0	2,876,000	0
Reclassification adjustments for gains later recognized in income	(1,803,000)	(974,000)	0

	(3,072,000)	4,663,000	2,110,000

Tax effect of unrealized holding gains on available-for-sale securities and unrealized gain on interest rate swaps	0	(1,973,000)	(739,000)
Tax effect of reclassification adjustments for gains later recognized in income	631,000	341,000	0

Other comprehensive income	$(2,441,000)	$3,031,000	$1,371,000

Accumulated other comprehensive income, net of tax effects (as applicable), consists of a net unrealized gain on available-for-sale securities of $795,000 and the remaining unrealized gain on interest rate swaps of $64,000 at December 31, 2009. At December 31, 2008, accumulated other comprehensive income, net of tax effects, consists of a net unrealized gain on available-for-sale securities totaling $2,064,000 and a fair value of interest rate swaps of $1,236,000.
NOTE 21 — QUARTERLY FINANCIAL DATA (UNAUDITED)

			Net Income (Loss)
			Attributable to
	Interest	Net Interest	Common	Earnings (Loss) per Share
	Income	Income	Shares	Basic	Diluted
2009
First quarter	$28,021,000	$11,805,000	$(4,489,000)	$(0.53)	$(0.53)
Second quarter	26,866,000	12,450,000	(6,388,000)	(0.75)	(0.75)
Third quarter	25,893,000	13,567,000	(5,606,000)	(0.66)	(0.66)
Fourth quarter	24,129,000	13,511,000	(36,406,000)	(4.28)	(4.28)

2008
First quarter	$31,955,000	$11,383,000	$(3,738,000)	$(0.44)	$(0.44)
Second quarter	29,139,000	10,592,000	(2,612,000)	(0.31)	(0.31)
Third quarter	29,843,000	11,728,000	1,079,000	0.13	0.13
Fourth quarter	30,134,000	12,505,000	313,000	0.04	0.04

2007
First quarter	$36,025,000	$14,484,000	$4,283,000	$0.51	$0.51
Second quarter	36,084,000	13,948,000	2,221,000	0.26	0.26
Third quarter	36,779,000	14,051,000	2,367,000	0.28	0.27
Fourth quarter	35,293,000	13,074,000	95,000	0.01	0.01
(Continued)

MERCANTILE BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009 and 2008
NOTE 21 — QUARTERLY FINANCIAL DATA (UNAUDITED) (Continued)
During the fourth quarter of 2009, we recorded a charge of $23.2 million to federal income tax expense to establish a valuation allowance against our net deferred tax asset.
NOTE 22 – MERCANTILE BANK CORPORATION (PARENT COMPANY ONLY) CONDENSED FINANCIAL STATEMENTS
Following are condensed parent company only financial statements:
CONDENSED BALANCE SHEETS

	2009	2008
ASSETS
Cash and cash equivalents	$1,928,000	$407,000
Investment in bank subsidiary	170,111,000	203,153,000
Other assets	1,455,000	4,396,000

Total assets	$173,494,000	$207,956,000

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities	$400,000	$594,000
Subordinated debentures	32,990,000	32,990,000
Shareholders’ equity	140,104,000	174,372,000

Total liabilities and shareholders’ equity	$173,494,000	$207,956,000

(Continued)

MERCANTILE BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009 and 2008
NOTE 22 – MERCANTILE BANK CORPORATION (PARENT COMPANY ONLY) CONDENSED FINANCIAL STATEMENTS (Continued)
CONDENSED STATEMENTS OF INCOME

	2009	2008	2007
Income
Dividends from subsidiaries	$2,852,000	$4,739,000	$7,291,000
Other	0	0	19,000

Total income	2,852,000	4,739,000	7,310,000
Expenses
Interest expense	1,048,000	1,914,000	2,512,000
Other operating expenses	2,514,000	2,431,000	2,835,000

Total expenses	3,562,000	4,345,000	5,347,000

Income (loss) before income tax benefit and equity in undistributed net income (loss) of subsidiary	(710,000)	394,000	1,963,000

Federal income tax expense (benefit)	1,767,000	(1,417,000)	(1,783,000)

Equity in undistributed net income (loss) of subsidiary	(49,610,000)	(6,770,000)	5,220,000

Net income (loss)	(52,087,000)	(4,959,000)	8,966,000

Preferred stock dividends and accretion	802,000	0	0

Net income (loss) attributable to common shares	$(52,889,000)	$(4,959,000)	$8,966,000

(Continued)

MERCANTILE BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009 and 2008
NOTE 22 – MERCANTILE BANK CORPORATION (PARENT COMPANY ONLY) CONDENSED FINANCIAL STATEMENTS (Continued)
CONDENSED STATEMENTS OF CASH FLOWS

	2009	2008	2007
Cash flows from operating activities
Net income (loss)	$(52,087,000)	$(4,959,000)	$8,966,000
Adjustments to reconcile net income (loss) to net cash from operating activities:
Equity in undistributed (income) loss of subsidiary	49,610,000	6,770,000	(5,220,000)
Stock-based compensation expense	611,000	654,000	361,000
Change in other assets	2,798,000	(1,023,000)	(483,000)
Change in other liabilities	(194,000)	(661,000)	648,000

Net cash from operating activities	738,000	779,000	4,272,000
Cash flows from investing activities
Net capital investment into subsidiaries	(19,000,000)	0	0

Net cash for investing activities	(19,000,000)	0	0
Cash flows from financing activities
Proceeds from issuance of preferred stock and common stock warrant, net	20,834,000	0	0
Stock option exercises, net	0	0	56,000
Employee stock purchase plan	57,000	76,000	91,000
Dividend reinvestment plan	11,000	40,000	76,000
Cash dividends on common stock	(594,000)	(2,625,000)	(4,677,000)
Cash dividends on preferred stock	(525,000)	0	0
Fractional shares paid	0	0	(4,000)

Net cash from (for) financing activities	19,783,000	(2,509,000)	(4,458,000)

Net change in cash and cash equivalents	1,521,000	(1,730,000)	(186,000)

Cash and cash equivalents at beginning of period	407,000	2,137,000	2,323,000

Cash and cash equivalents at end of period	$1,928,000	$407,000	$2,137,000

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 15, 2010.

MERCANTILE BANK CORPORATION
/s/ Michael H. Price
Michael H. Price
Chairman of the Board, President and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 15, 2010.

/s/ Betty S. Burton Betty S. Burton, Director	/s/ Calvin D. Murdock Calvin D. Murdock, Director

/s/ David M. Cassard	/s/ Michael H. Price

David M. Cassard, Director	Michael H. Price, Chairman of the Board,
President and Chief Executive Officer
(principal executive officer)

/s/ Edward J. Clark	/s/ Merle J. Prins

Edward J. Clark, Director	Merle J. Prins, Director

/s/ Peter A. Cordes	/s/ Timothy O. Schad

Peter A. Cordes, Director	Timothy O. Schad, Director

/s/ Doyle A. Hayes	/s/ Dale J. Visser

Doyle A. Hayes, Director	Dale J. Visser, Director

/s/ Susan K. Jones	/s/ Donald Williams, Sr.

Susan K. Jones, Director	Donald Williams, Sr., Director

/s/ Lawrence W. Larsen	/s/ Charles E. Christmas

Lawrence W. Larsen, Director	Charles E. Christmas, Senior Vice President,
Chief Financial Officer and Treasurer
(principal financial and accounting officer)

EXHIBIT INDEX

EXHIBIT NO.	EXHIBIT DESCRIPTION
3.1	Our Articles of Incorporation are incorporated by reference to exhibit 3.1 of our Form 10-Q for the quarter ended June 30, 2009

3.2	Our Amended and Restated Bylaws dated as of January 16, 2003 are incorporated by reference to exhibit 3.2 of our Registration Statement on Form S-3 (Commission File No. 333-103376) that became effective on February 21, 2003

10.1	Our 1997 Employee Stock Option Plan is incorporated by reference to exhibit 10.1 of our Registration Statement on Form SB-2 (Commission File No. 333-33081) that became effective on October 23, 1997 *

10.2	Our 2000 Employee Stock Option Plan is incorporated by reference to exhibit 10.14 of our Form 10-K for the year ended December 31, 2000 *

10.3	Our 2004 Employee Stock Option Plan is incorporated by reference to exhibit 10.1 of our Form 10-Q for the quarter ended September 30, 2004 *

10.4	Form of Stock Option Agreement for options under the 2004 Employee Stock Option Plan is incorporated by reference to exhibit 10.2 of our Form 10-Q for the quarter ended September 30, 2004 *

10.5	Our Independent Director Stock Option Plan is incorporated by reference to exhibit 10.26 of our Form 10-K for the year ended December 31, 2002 *

10.6	Form of Stock Option Agreement for options under the Independent Director Stock Option Plan is incorporated by reference to exhibit 10.1 of our Form 8-K filed October 22, 2004 *

10.7	Mercantile Bank of Michigan Amended and Restated Deferred Compensation Plan for Members of the Board of Directors dated June 29, 2006 is incorporated by reference to exhibit 10.9 of our Form 10-K for the year ended December 31, 2007

10.8	First Amendment dated October 25, 2007 to the Mercantile Bank of Michigan Amended and Restated Deferred Compensation Plan for Members of the Board of Directors dated June 29, 2006 is incorporated by reference to exhibit 10.10 of our Form 10-K for the year ended December 31, 2007

10.9	Second Amendment dated October 23, 2008 to the Mercantile Bank of Michigan Amended and Restated Deferred Compensation Plan for Members of the Board of Directors dated June 29, 2007 is incorporated by reference to exhibit 10.9 of our Form 10-K for the year ended December 31, 2008

10.10	Agreement between Fiserv Solutions, Inc. and our bank dated September 10, 1997, is incorporated by reference to exhibit 10.3 of our Registration Statement on Form SB-2 (Commission File No. 333-33081) that became effective on October 23, 1997

10.11	Extension Agreement of Data Processing Contract between Fiserv Solutions, Inc. and our bank dated May 12, 2000 extending the agreement between Fiserv Solutions, Inc. and our bank dated September 10, 1997, is incorporated by reference to exhibit 10.15 of our Form 10-K for the year ended December 31, 2000

EXHIBIT NO.	EXHIBIT DESCRIPTION
10.12	Extension Agreement of Data Processing Contract between Fiserv Solutions, Inc. and our bank dated November 21, 2002 extending the agreement between Fiserv Solutions, Inc. and our bank dated September 10, 1997, is incorporated by reference to exhibit 10.5 of our Form 10-K for the year ended December 31, 2002

10.13	Extension Agreement of Data Processing Contract between Fiserv Solutions, Inc. and our bank dated December 20, 2006 extending the agreements between Fiserv Solutions, Inc. and our bank dated September 10, 1997 and November 21, 2002 is incorporated by reference to exhibit 10.14 of our Form 10-K for the year ended December 31, 2007

10.14	Amended and Restated Employment Agreement dated as of October 18, 2001, among the company, our bank and Michael H. Price, is incorporated by reference to exhibit 10.22 of our Form 10-K for the year ended December 31, 2001 *

10.15	Employment Agreement dated as of October 18, 2001, among the company, our bank and Robert B. Kaminski, Jr., is incorporated by reference to exhibit 10.23 of our Form 10-K for the year ended December 31, 2001 *

10.16	Employment Agreement dated as of October 18, 2001, among the company, our bank and Charles E. Christmas, is incorporated by reference to exhibit 10.23 of our Form 10-K for the year ended December 31, 2001 *

10.17	Amendment to Employment Agreement dated as of October 17, 2002, among the company, our bank and Michael H. Price, is incorporated by reference to exhibit 10.22 of our Form 10-K for the year ended December 31, 2002 *

10.18	Amendment to Employment Agreement dated as of October 17, 2002, among the company, our bank and Robert B. Kaminski, Jr., is incorporated by reference to exhibit 10.23 of our Form 10-K for the year ended December 31, 2002 *

10.19	Amendment to Employment Agreement dated as of October 17, 2002, among the company, our bank and Charles E. Christmas, is incorporated by reference to exhibit 10.24 of our Form 10-K for the year ended December 31, 2002 *

10.20	Amendment to Employment Agreement dated as of October 28, 2004, among the company, our bank and Robert B. Kaminski, Jr., is incorporated by reference to exhibit 10.21 of our Form 10-K for the year ended December 31, 2004 *

10.21	Junior Subordinated Indenture between us and Wilmington Trust Company dated September 16, 2004 providing for the issuance of the Series A and Series B Floating Rate Junior Subordinated Notes due 2034 is incorporated by reference to exhibit 10.1 of our Form 8-K filed December 15, 2004

10.22	Amended and Restated Trust Agreement dated September 16, 2004 for Mercantile Bank Capital Trust I is incorporated by reference to exhibit 10.2 of our Form 8-K filed December 15, 2004

10.23	Placement Agreement between us, Mercantile Bank Capital Trust I, and SunTrust Capital Markets, Inc. dated September 16, 2004 is incorporated by reference to exhibit 10.3 of our Form 8-K filed December 15, 2004

10.24	Guarantee Agreement dated September 16, 2004 between Mercantile as Guarantor and Wilmington Trust Company as Guarantee Trustee is incorporated by reference to exhibit 10.4 of our Form 8-K filed December 15, 2004

10.25	Form of Agreement Amending Stock Option Agreement, dated November 17, 2005 issued under our 2004 Employee Stock Option Plan, is incorporated by reference to exhibit 10.1 of our Form 8-K filed December 14, 2005 *

EXHIBIT NO.	EXHIBIT DESCRIPTION
10.26	Second Amendment to Employment Agreement dated as of November 17, 2005, among the company, our bank and Michael H. Price is incorporated by reference to exhibit 10.29 of our Form 10-K for the year ended December 31, 2005 *

10.27	Third Amendment to Employment Agreement dated as of November 17, 2005, among the company, our bank and Robert B. Kaminski, Jr. is incorporated by reference to exhibit 10.30 of our Form 10-K for the year ended December 31, 2005 *

10.28	Second Amendment to Employment Agreement dated as of November 17, 2005, among the company, our bank and Charles E. Christmas is incorporated by reference to exhibit 10.31 of our Form 10-K for the year ended December 31, 2005 *

10.29	Form of Mercantile Bank of Michigan Amended and Restated Executive Deferred Compensation Agreement dated November 18, 2006, that has been entered into between our bank and each of Gerald R. Johnson, Jr., Michael H. Price, Robert B. Kaminski, Jr., Charles E. Christmas, and certain other officers of our bank is incorporated by reference to exhibit 10.34 of our Form 10-K for the year ended December 31, 2007 *

10.30	Form of First Amendment to the Mercantile Bank of Michigan Executive Deferred Compensation Agreement dated November 18, 2006, that has been entered into between our bank and each of Gerald R. Johnson, Jr., Michael H. Price, Robert B. Kaminski, Jr., Charles E. Christmas, and certain other officers of our bank, dated October 25, 2007 is incorporated by reference to exhibit 10.35 of our Form 10-K for the year ended December 31, 2007 *

10.31	Form of Second Amendment to the Mercantile Bank of Michigan Executive Deferred Compensation Agreement date November 18, 2006, that has been entered into between our bank and each of Michael H. Price, Robert B. Kaminski, Charles E. Christmas, and certain other officers of our bank, dated October 23, 2008 is incorporated by reference to exhibit 10.34 of our Form 10-K for the year ended December 31, 2008 *

10.32	Form of Mercantile Bank of Michigan Split Dollar Agreement that has been entered into between our bank and each of Gerald R. Johnson, Jr., Michael H. Price, Robert B. Kaminski, Jr., Charles E. Christmas, and certain other officers of our bank is incorporated by reference to exhibit 10.33 of our Form 10-K for the year ended December 31, 2005 *

10.33	Director Fee Summary *

10.34	Lease Agreement between our bank and The Conlin Company dated July 12, 2005 for our Ann Arbor, Michigan office is incorporated by reference to exhibit 10.36 of our Form 10-K for the year ended December 31, 2005

10.35	Stock Incentive Plan of 2006 is incorporated by reference to Appendix A of our proxy statement for our April 27, 2006 annual meeting of shareholders that was filed with the Securities and Exchange Commission *

10.36	Amendment and Restatement of Stock Incentive Plan of 2006 dated November 18, 2008 is incorporated by reference to exhibit 10.39 of our Form 10-K for the year ended December 31, 2008 *

10.37	Form of Notice of Grant of Incentive Stock Option and Stock Option Agreement for incentive stock options granted in 2006 under our Stock Incentive Plan of 2006 is incorporated by reference to exhibit 10.1 of our Form 8-K filed November 22, 2006 *

EXHIBIT NO.	EXHIBIT DESCRIPTION
10.38	Form of Notice of Grant of Incentive Stock Option and Stock Option Agreement for incentive stock options granted after 2006 under our Stock Incentive Plan of 2006 is incorporated by reference to exhibit 10.41 of our Form 10-K for the year ended December 31, 2007 *

10.39	Form of Restricted Stock Award Agreement Notification of Award and Terms and Conditions of Award for restricted stock granted in 2006 under our Stock Incentive Plan of 2006 is incorporated by reference to exhibit 10.2 of our Form 8-K filed November 22, 2006 *

10.40	Form of Restricted Stock Award Agreement Notification of Award and Terms and Conditions of Award for restricted stock granted after 2006 under our Stock Incentive Plan of 2006 is incorporated by reference to exhibit 10.43 of our Form 10-K for the year ended December 31, 2007 *

10.41	Mercantile Bank Corporation Employee Stock Purchase Plan of 2002 is incorporated by reference to exhibit 10.47 of our Form 10-K for the year ended December 31, 2008

10.42	First Amendment to Mercantile Bank Corporation Employee Stock Purchase Plan of 2002 is incorporated by reference to exhibit 4(c) of our Registration Statement on Form S-8 (Commission File No. 333-158280) that became effective on March 30, 2009

10.43	Second Amendment to Mercantile Bank Corporation Employee Stock Purchase Plan of 2002 is incorporated by reference to exhibit 4(d) of our Registration Statement on Form S-8 (Commission File No. 333-158280) that became effective on March 30, 2009

10.44	Lease Agreement between our bank and CD Partners LLC dated October 2, 2007 for our Oakland County, Michigan office is incorporated by reference to exhibit 10.47 of our Form 10-K for the year ended December 31, 2007

10.45	Letter Agreement, dated as of May 15, 2009, between Mercantile Bank Corporation and the United States Department of the Treasury, including the Securities Purchase Agreement – Standard Terms and Schedules is incorporated by reference to exhibit 10.1 of our Form 8-K filed May 15, 2009

10.46	Side Letter Agreement, dated as of May 15, 2009, between Mercantile Bank Corporation and the United States Department of the Treasury regarding the American Recovery and Reinvestment Act of 2009 is incorporated by reference to exhibit 10.2 of our Form 8-K filed May 15, 2009

10.47	Amendment to Employment Agreements, dated May 15, 2009, by and among Mercantile Bank Corporation, Mercantile Bank of Michigan, Michael H. Price, Robert B. Kaminski, Jr. and Charles E. Christmas is incorporated by reference to exhibit 10.3 of our Form 8-K filed May 15, 2009 *

10.48	Form of Waiver executed by each of Michael H. Price, Robert B. Kaminski, Jr. and Charles E. Christmas is incorporated by reference to exhibit 10.4 of our Form 8-K filed May 15, 2009

10.49	Amendment to Commercial Lease between our bank and Jerry Helmer and Ruthann Helmer dated August 14, 2007 for our Ann Arbor, Michigan office is incorporated by reference to exhibit 10.5 of our Form 10-Q for the quarter ended June 30, 2009

EXHIBIT NO.	EXHIBIT DESCRIPTION
10.50	Termination of Lease Agreement between our bank and CD Partners LLC dated May 21, 2009 for our Oakland County, Michigan office is incorporated by reference to exhibit 10.6 of our Form 10-Q for the quarter ended June 30, 2009

10.51	Termination of Lease Agreement between our bank and Jerry Helmer and Ruthann Helmer dated July 22, 2009 for our Ann Arbor, Michigan office is incorporated by reference to exhibit 10.7 of our Form 10-Q for the quarter ended June 30, 2009

10.52	Warrant to Purchase Common Stock of Mercantile Bank Corporation, dated May 15, 2009 is incorporated by reference to exhibit 4.2 of our Form 8-K filed May 15, 2009

21	Subsidiaries of the company is incorporated by reference to exhibit 21 of our Form 10-K for the year ended December 31, 2008

23	Consent of BDO Seidman, LLP

31	Rule 13a-14(a) Certifications

32.1	Section 1350 Chief Executive Officer Certification

32.2	Section 1350 Chief Financial Officer Certification

99.1	First fiscal year certification of our principal executive officer and principal financial officer required because of our participation in the Capital Purchase Program of the Troubled Asset Relief Program

*	Management contract or compensatory plan