Form 10-Q
period 2010-03-31
MERCANTILE BANK CORP
filed 2010-05-10
CIK 1042729

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2010

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐           No ☑
At May 10, 2010, there were 8,593,270 shares of Common Stock outstanding.

MERCANTILE BANK CORPORATION

MERCANTILE BANK CORPORATION
PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2010	2009
	(Unaudited)
ASSETS
Cash and due from banks	$12,606,000	$18,896,000
Short-term investments	9,475,000	1,471,000
Federal funds sold	74,352,000	1,368,000

Total cash and cash equivalents	96,433,000	21,735,000

Securities available for sale	212,949,000	182,492,000
Securities held to maturity (fair value of $60,271,000 at December 31, 2009)	0	59,211,000
Federal Home Loan Bank stock	15,681,000	15,681,000

Loans and leases	1,497,624,000	1,539,818,000
Allowance for loan and lease losses	(50,126,000)	(47,878,000)

Loans and leases, net	1,447,498,000	1,491,940,000

Premises and equipment, net	29,141,000	29,684,000
Bank owned life insurance	45,436,000	45,024,000
Accrued interest receivable	7,057,000	7,088,000
Other real estate owned and repossessed assets	23,096,000	26,608,000
Other assets	25,632,000	26,745,000

Total assets	$1,902,923,000	$1,906,208,000

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits
Noninterest-bearing	$118,391,000	$121,157,000
Interest-bearing	1,301,818,000	1,280,470,000

Total deposits	1,420,209,000	1,401,627,000

Securities sold under agreements to repurchase	98,619,000	99,755,000
Federal funds purchased	0	2,600,000
Federal Home Loan Bank advances	190,000,000	205,000,000
Subordinated debentures	32,990,000	32,990,000
Other borrowed money	16,829,000	16,890,000
Accrued expenses and other liabilities	6,056,000	7,242,000

Total liabilities	1,764,703,000	1,766,104,000

Shareholders’ equity
Preferred stock, no par value; 1,000,000 shares authorized; 21,000 shares outstanding at March 31, 2010 and December 31, 2009	19,896,000	19,839,000
Common stock, no par value; 20,000,000 shares authorized; 8,593,270 shares outstanding at March 31, 2010 and 8,592,514 shares outstanding at December 31, 2009	172,493,000	172,438,000
Common stock warrant	1,138,000	1,138,000
Retained earnings (deficit)	(57,134,000)	(54,170,000)
Accumulated other comprehensive income	1,827,000	859,000

Total shareholders’ equity	138,220,000	140,104,000

Total liabilities and shareholders’ equity	$1,902,923,000	$1,906,208,000

See accompanying notes to consolidated financial statements.

1.

MERCANTILE BANK CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months	Three Months
	Ended	Ended
	March 31,	March 31,
	2010	2009
Interest income
Loans and leases, including fees	$20,406,000	$25,185,000
Securities, taxable	1,983,000	1,936,000
Securities, tax-exempt	760,000	840,000
Federal funds sold	31,000	47,000
Short-term investments	9,000	13,000

Total interest income	23,189,000	28,021,000

Interest expense
Deposits	6,497,000	12,841,000
Short-term borrowings	344,000	440,000
Federal Home Loan Bank advances	1,696,000	2,452,000
Other borrowings	346,000	483,000

Total interest expense	8,883,000	16,216,000

Net interest income	14,306,000	11,805,000

Provision for loan and lease losses	8,400,000	10,400,000

Net interest income after provision for loan and lease losses	5,906,000	1,405,000

Noninterest income
Service charges on accounts	466,000	512,000
Earnings on bank owned life insurance	411,000	345,000
Rental income from other real estate owned	401,000	133,000
Mortgage banking activities	100,000	369,000
Net gain on sales of securities	476,000	0
Gain on sales of commercial loans	220,000	0
Other income	581,000	673,000

Total noninterest income	2,655,000	2,032,000

Noninterest expense
Salaries and benefits	4,665,000	5,552,000
Occupancy	750,000	921,000
Furniture and equipment depreciation, rent and maintenance	409,000	467,000
Nonperforming asset costs	2,504,000	983,000
FDIC insurance costs	1,186,000	634,000
Other expense	2,120,000	2,215,000

Total noninterest expenses	11,634,000	10,772,000

Income (loss) before federal income tax expense (benefit)	(3,073,000)	(7,335,000)

Federal income tax expense (benefit)	(430,000)	(2,846,000)

Net income (loss)	(2,643,000)	(4,489,000)

Preferred stock dividends and accretion	320,000	0

Net income (loss) attributable to common shares	$(2,963,000)	$(4,489,000)

See accompanying notes to consolidated financial statements.

2.

MERCANTILE BANK CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS (Continued)
(Unaudited)

	Three Months	Three Months
	Ended	Ended
	March 31,	March 31,
	2010	2009
Basic earnings (loss) per share	$(0.35)	$(0.53)

Diluted earnings (loss) per share	$(0.35)	$(0.53)

Cash dividends per share	$0.01	$0.04

Average basic shares outstanding	8,501,671	8,481,265

Average diluted shares outstanding	8,501,671	8,481,265

See accompanying notes to consolidated financial statements.

3.

MERCANTILE BANK CORPORATION
CONSOLIDATED STATEMENTS OF
CHANGES IN SHAREHOLDERS’ EQUITY
(Unaudited)

					Accumulated
			Common	Retained	Other	Total
	Preferred	Common	Stock	Earnings	Comprehensive	Shareholders’
($ in thousands)	Stock	Stock	Warrant	(Deficit)	Income (Loss)	Equity
Balances, January 1, 2010	$19,839	$172,438	$1,138	$(54,170)	$859	$140,104

Accretion of preferred stock	57			(57)		0

Employee stock purchase plan (3,003 shares)		12				12

Dividend reinvestment plan (687 shares)		2				2

Stock-based compensation expense		126				126

Cash dividends ($0.01 per common share)		(85)				(85)

Preferred stock dividends				(264)		(264)

Comprehensive income (loss):

Net loss for the period from January 1, 2010 through March 31, 2010				(2,643)		(2,643)

Change in net unrealized gain on securities available for sale, net of reclassifications and tax effect					758	758

Net unrealized gain on securities transferred from held to maturity to available for sale, net of tax effect					274	274

Reclassification of unrealized gain on interest rate swaps, net of tax effect					(64)	(64)

Total comprehensive loss						(1,675)

Balances, March 31, 2010	$19,896	$172,493	$1,138	$(57,134)	$1,827	$138,220

See accompanying notes to consolidated financial statements.

4.

MERCANTILE BANK CORPORATION
CONSOLIDATED STATEMENTS OF
CHANGES IN SHAREHOLDERS’ EQUITY (Continued)
(Unaudited)

					Accumulated
			Common	Retained	Other	Total
	Preferred	Common	Stock	Earnings	Comprehensive	Shareholders’
($ in thousands)	Stock	Stock	Warrant	(Deficit)	Income (Loss)	Equity
Balances, January 1, 2009	$0	$172,353	$0	$(1,281)	$3,300	$174,372

Employee stock purchase plan (3,395 shares)		18				18

Dividend reinvestment plan (1,755 shares)		7				7

Stock-based compensation expense		155				155

Cash dividends ($0.04 per common share)		(339)				(339)

Comprehensive income (loss):

Net loss for the period from January 1, 2009 through March 31, 2009				(4,489)		(4,489)

Change in net unrealized gain on securities available for sale, net of reclassifications and tax effect					121	121

Reclassification of unrealized gain on interest rate swaps, net of tax effect					(500)	(500)

Total comprehensive loss						(4,868)

Balances, March 31, 2009	$0	$172,194	$0	$(5,770)	$2,921	$169,345

See accompanying notes to consolidated financial statements.

5.

MERCANTILE BANK CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months	Three Months
	Ended	Ended
	March 31, 2010	March 31, 2009
Cash flows from operating activities
Net income (loss)	$(2,643,000)	$(4,489,000)
Adjustments to reconcile net income (loss) to net cash from operating activities
Depreciation and amortization	615,000	714,000
Provision for loan and lease losses	8,400,000	10,400,000
Stock-based compensation expense	126,000	155,000
Proceeds from sales of mortgage loans held for sale	7,297,000	26,833,000
Origination of mortgage loans held for sale	(5,326,000)	(26,802,000)
Net gain from sales of mortgage loans held for sale	(58,000)	(294,000)
Gain from sale of commercial loans	(220,000)	0
Net gain from sale of held to maturity securities	(476,000)	0
Net loss from sale and valuation write-down of foreclosed assets	817,000	197,000
Recognition of unrealized gain on interest rate swaps	(99,000)	(769,000)
Earnings on bank owned life insurance	(411,000)	(345,000)
Net change in:
Accrued interest receivable	31,000	(84,000)
Other assets	466,000	(2,705,000)
Accrued expenses and other liabilities	(1,186,000)	207,000

Net cash from operating activities	7,333,000	3,018,000

Cash flows from investing activities
Loan and lease originations and payments, net	26,602,000	71,299,000
Purchases of:
Securities available for sale	(7,525,000)	(12,639,000)
Securities held to maturity	0	(1,024,000)
Proceeds from:
Maturities, calls and repayments of available for sale securities	17,958,000	14,093,000
Sales of held to maturity securities	20,452,000	0
Proceeds from sales of commercial loans	5,519,000	0
Proceeds from sales of foreclosed assets	4,923,000	487,000
Purchases of premises and equipment, net	(14,000)	(12,000)

Net cash from investing activities	67,915,000	72,204,000

Cash flows from financing activities
Net increase (decrease) in time deposits	(64,396,000)	47,435,000
Net increase in all other deposits	82,978,000	4,273,000
Net decrease in securities sold under agreements to repurchase	(1,136,000)	(2,431,000)
Net decrease in federal funds purchased	(2,600,000)	0
Proceeds from Federal Home Loan Bank advances	0	5,000,000
Maturities of Federal Home Loan Bank advances	(15,000,000)	(15,000,000)
Net decrease in other borrowed money	(61,000)	(2,703,000)
Employee stock purchase plan	12,000	18,000
Dividend reinvestment plan	2,000	7,000
Payment of cash dividends on preferred stock	(264,000)	0
Payment of cash dividends on common shares	(85,000)	(339,000)

Net cash from (for) financing activities	(550,000)	36,260,000

See accompanying notes to consolidated financial statements.

6.

MERCANTILE BANK CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(Unaudited)

	Three Months	Three Months
	Ended	Ended
	March 31, 2010	March 31, 2009
Net change in cash and cash equivalents	74,698,000	111,482,000
Cash and cash equivalents at beginning of period	21,735,000	25,804,000

Cash and cash equivalents at end of period	$96,433,000	$137,286,000

Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest	$10,536,000	$16,827,000
Federal income tax	0	0
Noncash financing and investing activities:
Transfers from loans and leases to foreclosed assets	2,228,000	2,198,000
Preferred stock cash dividend accrued	131,000	0
See accompanying notes to consolidated financial statements.

7.

MERCANTILE BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation: The unaudited financial statements for the three months ended March 31, 2010 include the consolidated results of operations of Mercantile Bank Corporation and its consolidated subsidiaries. These subsidiaries include Mercantile Bank of Michigan (“our bank”), our bank’s three subsidiaries, Mercantile Bank Mortgage Company, LLC (“our mortgage company”), Mercantile Bank Real Estate Co., LLC (“our real estate company”), and Mercantile Insurance Center, Inc. (“our insurance center”). These consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and Item 303(b) of Regulation S-K and do not include all disclosures required by accounting principles generally accepted in the United States of America for a complete presentation of our financial condition and results of operations. In the opinion of management, the information reflects all adjustments (consisting only of normal recurring adjustments) which are necessary in order to make the financial statements not misleading and for a fair presentation of the results of operations for such periods. The results for the period ended March 31, 2010 should not be considered as indicative of results for a full year. For further information, refer to the consolidated financial statements and footnotes included in our annual report on Form 10-K for the year ended December 31, 2009.
We formed a business trust, Mercantile Bank Capital Trust I (“the trust”), in 2004 to issue trust preferred securities. We issued subordinated debentures to the trust in return for the proceeds raised from the issuance of the trust preferred securities. The trust is not consolidated, but instead we report the subordinated debentures issued to the trust as a liability.
Earnings Per Share: Basic earnings per share is based on the weighted average number of common shares and participating securities outstanding during the period. Diluted earnings per share include the dilutive effect of additional potential common shares issuable under our stock-based compensation plans and our common stock warrant, and are determined using the treasury stock method. Our unvested stock awards, which contain non-forfeitable rights to dividends whether paid or accrued, are also included in the number of shares outstanding for both basic and diluted earnings per share calculations. In the event of a net loss, our unvested stock awards are excluded from the calculation of both basic and diluted earnings per share.
Due to our net loss, approximately 88,000 and 112,000 unvested restricted shares were not included in determining both basic and diluted earnings per share for the three month periods ended March 31, 2010 and 2009, respectively. In addition, stock options and a stock warrant for approximately 292,000 and 616,000 shares of common stock, respectively, were antidilutive and not included in determining diluted earnings per share for the three months ended March 31, 2010. Stock options for approximately 325,000 shares of common stock were antidilutive and not included in determining diluted earnings per share for the three months ended March 31, 2009. Weighted average diluted common shares outstanding equals the weighted average common shares outstanding during the three month periods ended March 31, 2010 and 2009 due to the net losses recorded during those time periods.
(Continued)

8.

MERCANTILE BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. SIGNIFICANT ACCOUNTING POLICIES (Continued)
Allowance for Loan and Lease Losses: The allowance for loan and lease losses (“allowance”) is a valuation allowance for probable incurred credit losses. Loan and lease losses are charged against the allowance when we believe the uncollectability of a loan or lease is confirmed. Subsequent recoveries, if any, are credited to the allowance. We estimate the allowance balance required using past loan and lease loss experience, the nature and volume of the portfolio, information about specific borrower situations and estimated collateral values, economic conditions and other factors. Allocations of the allowance may be made for specific loans and leases, but the entire allowance is available for any loan or lease that, in our judgment, should be charged-off.
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
Derivatives: Derivative financial instruments are recognized as assets or liabilities at fair value. The accounting for changes in the fair value of derivatives depends on the use of the derivatives and whether the derivatives qualify for hedge accounting. Historically, our derivatives have consisted of interest rate swap agreements, which are used as part of our asset liability management to help manage interest rate risk. We do not use derivatives for trading purposes.
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
Adoption of New Accounting Standards: In December 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) ASU 2009-16, Accounting for Transfers of Financial Assets (formerly Statement No. 166, Accounting for Transfers of Financial Assets, an amendment of FASB Statement No. 140). This standard amends the guidance on accounting for transfers of financial assets, including securitization transactions, where entities have continued exposure to risks related to transferred financial assets. This standard also expands the disclosure requirements for such transactions. It is effective as of the beginning of the first annual reporting period that begins after November 15, 2009. The adoption of this standard on January 1, 2010 had no impact on our results of operations or financial position.
In January 2010, the FASB issued ASU 2010-06, Improving Disclosure about Fair Value Measurements. This standard requires new disclosures on the amount and reason for transfers in and out of Level 1 and Level 2 recurring fair value measurements. The standard also requires disclosure of activities (i.e., on a gross basis), including purchases, sales, issuances, and settlements, in the reconciliation of Level 3 fair value recurring measurements. The standard clarifies existing disclosure requirements on levels of disaggregation and disclosures about inputs and valuation techniques. The new disclosures regarding Level 1 and Level 2 fair value measurements and clarification of existing disclosures are effective for periods beginning after December 15, 2009. The disclosures about the reconciliation of information in Level 3 recurring fair value measurements are required for periods beginning after December 15, 2010. Upon adoption of the applicable portions of this standard on January 1, 2010, we provided the required disclosures as presented in Note 12. For those additional disclosures required for fiscal years beginning after December 15, 2010, we anticipate first including those disclosures in our Form 10-Q for the period ending March 31, 2011.
(Continued)

10.

MERCANTILE BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
2. SECURITIES
The amortized cost, fair value of available for sale securities and the related pre-tax gross unrealized gains and losses recognized in accumulated other comprehensive income (loss) are as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
March 31, 2010
U.S. Government agency debt obligations	$89,973,000	$684,000	$(532,000)	$90,125,000
Mortgage-backed securities	58,238,000	2,951,000	0	61,189,000
Michigan Strategic Fund bonds	20,550,000	0	0	20,550,000
Municipal general obligation bonds	32,464,000	459,000	(98,000)	32,825,000
Municipal revenue bonds	6,763,000	73,000	(13,000)	6,823,000
Mutual funds	1,436,000	1,000	0	1,437,000

	$209,424,000	$4,168,000	$(643,000)	$212,949,000

December 31, 2009
U.S. Government agency debt obligations	$96,438,000	$490,000	$(1,384,000)	$95,544,000
Mortgage-backed securities	62,171,000	2,811,000	0	64,982,000
Michigan Strategic Fund bonds	20,550,000	0	0	20,550,000
Mutual funds	1,425,000	0	(9,000)	1,416,000

	$180,584,000	$3,301,000	$(1,393,000)	$182,492,000

The carrying amount, unrecognized gains and losses, and fair value of securities held to maturity were as follows at December 31, 2009 (none at March 31, 2010):

		Gross	Gross
	Carrying	Unrealized	Unrealized	Fair
	Amount	Gains	Losses	Value
December 31, 2009
Municipal general obligation bonds	$49,892,000	$1,000,000	$(111,000)	$50,781,000
Municipal revenue bonds	9,319,000	190,000	(19,000)	9,490,000

	$59,211,000	$1,190,000	$(130,000)	$60,271,000

After analyzing our current and forecasted federal income tax position, we sold certain tax-exempt municipal bonds with an aggregate book value of $20.0 million in late March of 2010. Immediately subsequent to the sale, we reclassified the remaining tax-exempt municipal bonds with an amortized cost of $39.2 million from held to maturity to available for sale. The net unrealized gain at the date of transfer amounted to $0.4 million and was reported in other comprehensive income net of tax effect.
(Continued)

11.

MERCANTILE BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
2. SECURITIES (Continued)
Securities with unrealized losses at March 31, 2010 and December 31, 2009, aggregated by investment category and length of time that individual securities have been in a continuous loss position, are as follows:

	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Loss	Value	Loss	Value	Loss
March 31, 2010
U.S. Government agency debt obligations	$39,330,000	$(502,000)	$5,697,000	$(30,000)	$45,027,000	$(532,000)
Mortgage-backed securities	0	0	0	0	0	0
Michigan Strategic Fund bonds	0	0	0	0	0	0
Mutual funds	0	0	0	0	0	0
Municipal general obligation bonds	0	0	6,757,000	(98,000)	6,757,000	(98,000)
Municipal revenue bonds	0	0	784,000	(13,000)	784,000	(13,000)

	$39,330,000	$(502,000)	$13,238,000	$(141,000)	$52,568,000	$(643,000)

December 31, 2009
U.S. Government agency debt obligations	$50,190,000	$(1,322,000)	$7,927,000	$(62,000)	$58,117,000	$(1,384,000)
Mortgage-backed securities	0	0	0	0	0	0
Michigan Strategic Fund bonds	0	0	0	0	0	0
Mutual funds	0	0	1,211,000	(9,000)	1,211,000	(9,000)
Municipal general obligation bonds	738,000	(5,000)	8,638,000	(106,000)	9,376,000	(111,000)
Municipal revenue bonds	228,000	(12,000)	1,073,000	(7,000)	1,301,000	(19,000)

	$51,156,000	$(1,339,000)	$18,849,000	$(184,000)	$70,005,000	$(1,523,000)

(Continued)

12.

MERCANTILE BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
2. SECURITIES (Continued)
We evaluate securities for other-than-temporary impairment at least on a quarterly basis. Consideration is given to the length of time and the extent to which the fair value has been less than cost, the financial condition and near-term prospects of the issuer, and the intent and ability we have to retain our investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value. Effective in the second quarter of 2009, with the adoption of new fair value guidance, for those debt securities whose fair value is less than their amortized cost basis, we also consider our intent to sell the security, whether it is more likely than not that we will be required to sell the security before recovery and if we do not expect to recover the entire amortized cost basis of the security. In analyzing an issuer’s financial condition, we may consider whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred and the results of reviews of the issuer’s financial condition.
There were 4 U.S. Government agency debt obligations, 23 municipal general obligation bonds, and 3 municipal revenue bonds in a continuous loss position for 12 months or more at March 31, 2010. At March 31, 2010, 56 debt securities with a fair value totaling $52.6 million have unrealized losses with aggregate depreciation of $0.6 million, or 0.3% from the amortized cost basis of total securities. At March 31, 2010, 224 debt securities and a mutual fund with a fair value totaling $137.6 million have unrealized gains with aggregate appreciation of $4.2 million, or 2.0% from the amortized cost basis of total securities. After we considered whether the securities were issued by the federal government or its agencies and whether downgrades by bond rating agencies had occurred, we determined that unrealized losses were due to changing interest rate environments. As we do not intend to sell our debt securities before recovery of their cost basis and we believe it is more likely than not that we will not have to sell our debt securities before recovery of the cost basis, no declines are deemed to be other-than-temporary.
The amortized cost and fair values of debt securities at March 31, 2010, by contractual maturity, are shown below. The contractual maturity is utilized below for U.S. Government agency debt obligations and municipal bonds. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment fees. Securities not due at a single maturity date, primarily mortgage-backed securities, are shown separately.
(Continued)

13.

MERCANTILE BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
2. SECURITIES (Continued)
The maturities of securities and their weighted average yields at March 31, 2010 are also shown in the following table. The yields for municipal securities are shown at their tax equivalent yield.

	Weighted
	Average	Amortized	Fair
	Yield	Cost	Value
Due in 2010	6.43%	$6,155,000	$6,221,000
Due in 2011 through 2015	5.98	6,058,000	6,430,000
Due in 2016 through 2020	6.80	15,364,000	15,414,000
Due in 2021 and beyond	5.30	101,623,000	101,708,000
Mortgage-backed securities	5.15	58,238,000	61,189,000
Michigan Strategic Fund bonds	3.05	20,550,000	20,550,000
Mutual funds	2.99	1,436,000	1,437,000

	5.18%	$209,424,000	$212,949,000

At March 31, 2010, and December 31, 2009, the amortized cost of securities issued by the State of Michigan and all its political subdivisions totaled $39.2 million and $59.2 million, with an estimated market value of $39.6 million and $60.3 million, respectively. Total securities of any other specific issuer, other than the U.S. Government and its agencies, did not exceed 10% of shareholders’ equity.
The carrying value of U.S. Government agency debt obligations and mortgage-backed securities that are pledged to secure repurchase agreements, other deposits, and letters of credit issued on behalf of our customers was $147.1 million and $158.1 million at March 31, 2010 and December 31, 2009, respectively. In addition, substantially all of our municipal bonds have been pledged to the Discount Window of the Federal Reserve Bank of Chicago. Investments in Federal Home Loan Bank stock are restricted and may only be resold or redeemed by the issuer.
(Continued)

14.

MERCANTILE BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
3. LOANS
Our total loans at March 31, 2010 were $1.50 billion compared to $1.54 billion at December 31, 2009, a decrease of $42.2 million, or 2.7%. The components of our outstanding balances at March 31, 2010 and December 31, 2009, and the percentage change in loans from the end of 2009 to the end of the first quarter 2010, are as follows:

					Percent
	March 31, 2010		December 31, 2009		Increase
	Balance	%	Balance	%	(Decrease)
Real Estate:
Construction and land development	$159,938,000	10.7%	$176,078,000	11.4%	(9.2)%
Secured by 1-4 family properties	120,411,000	8.0	124,805,000	8.1	(3.5)
Secured by multi-family properties	48,768,000	3.3	47,679,000	3.1	2.2
Secured by nonresidential properties	810,665,000	54.1	814,058,000	52.9	(0.4)
Commercial	351,180,000	23.4	370,146,000	24.0	(5.1)
Leases	816,000	0.1	1,055,000	0.1	(22.7)
Consumer	5,846,000	0.4	5,997,000	0.4	(2.5)

Total loans and leases	$1,497,624,000	100.0%	$1,539,818,000	100.0%	(2.7)%

4. ALLOWANCE FOR LOAN AND LEASE LOSSES
The following is a summary of the change in our allowance for loan and lease losses for the three months ended March 31:

	2010	2009
Balance at January 1	$47,878,000	$27,108,000
Charge-offs	(6,846,000)	(5,740,000)
Recoveries	694,000	116,000
Provision for loan and lease losses	8,400,000	10,400,000

Balance at March 31	$50,126,000	$31,884,000

(Continued)

15.

MERCANTILE BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
5. PREMISES AND EQUIPMENT, NET
Premises and equipment are comprised of the following:

	March 31,	December 31,
	2010	2009
Land and improvements	$8,531,000	$8,531,000
Buildings and leasehold improvements	24,515,000	24,515,000
Furniture and equipment	12,546,000	12,532,000

	45,592,000	45,578,000
Less: accumulated depreciation	16,451,000	15,894,000

Premises and equipment, net	$29,141,000	$29,684,000

Depreciation expense totaled $0.6 million during the first quarter of 2010, compared to $0.7 million in the first quarter of 2009.
6. DEPOSITS
Our total deposits at March 31, 2010 were $1.42 billion compared to $1.40 billion at December 31, 2009, an increase of $18.6 million, or 1.3%. The components of our outstanding balances at March 31, 2010 and December 31, 2009, and percentage change in deposits from the end of 2009 to the end of the first quarter 2010, are as follows:

					Percent
	March 31, 2010		December 31, 2009		Increase
	Balance	%	Balance	%	(Decrease)
Noninterest-bearing demand	$118,391,000	8.3%	$121,157,000	8.6%	(2.3)%
Interest-bearing checking	114,056,000	8.0	86,320,000	6.2	32.1
Money market	63,696,000	4.5	32,008,000	2.3	99.0
Savings	37,688,000	2.7	38,625,000	2.8	(2.4)
Time, under $100,000	80,862,000	5.7	105,195,000	7.5	(23.1)
Time, $100,000 and over	270,612,000	19.1	293,455,000	20.9	(7.8)

	685,305,000	48.3	676,760,000	48.3	1.3

Out-of-area interest- bearing checking	27,257,000	1.9	0	NA	NA
Out-of-area time, under $100,000	53,414,000	3.8	62,760,000	4.5	(14.9)
Out-of-area time, $100,000 and over	654,233,000	46.0	662,107,000	47.2	(1.2)

	734,904,000	51.7	724,867,000	51.7	1.4

Total deposits	$1,420,209,000	100.0%	$1,401,627,000	100.0%	1.3%

(Continued)

16.

MERCANTILE BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
7. SHORT-TERM BORROWINGS
Information relating to our securities sold under agreements to repurchase follows:

	Three Months Ended	Twelve Months Ended
	March 31, 2010	December 31, 2009
Outstanding balance at end of period	$98,619,000	$99,755,000
Average interest rate at end of period	1.40%	1.41%

Average balance during the period	$99,042,000	$98,409,000
Average interest rate during the period	1.41%	1.87%

Maximum month end balance during the period	$98,619,000	$111,692,000
Securities sold under agreements to repurchase (“repurchase agreements”) generally have original maturities of less than one year. Repurchase agreements are treated as financings and the obligations to repurchase securities sold are reflected as liabilities. Securities involved with the agreements are recorded as assets of our bank and are held in safekeeping by a correspondent bank. Repurchase agreements are offered principally to certain large deposit customers. Repurchase agreements are secured by securities with an aggregate market value equal to the aggregate outstanding balance.
8. FEDERAL HOME LOAN BANK ADVANCES
Our outstanding balances at March 31, 2010 totaled $190.0 million and mature at varying dates from April 2010 through January 2014, with fixed rates of interest from 2.97% to 4.18% and averaging 3.52%. At December 31, 2009, outstanding balances totaled $205.0 million with maturities ranging from January 2010 through January 2014 and fixed rates of interest from 2.95% to 4.18% and averaging 3.50%.
Each advance is payable at its maturity date, and is subject to a prepayment fee if paid prior to the maturity date. The advances are collateralized by residential mortgage loans, first mortgage liens on multi-family residential property loans, first mortgage liens on commercial real estate property loans, and substantially all other assets of our bank, under a blanket lien arrangement. Our borrowing line of credit as of March 31, 2010 totaled about $249.0 million, with availability approximating $50.0 million.
Maturities of currently outstanding FHLB advances during the next 60 months are:

2010	$50,000,000
2011	85,000,000
2012	40,000,000
2013	10,000,000
2014	5,000,000
(Continued)

17.

MERCANTILE BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
9. COMMITMENTS AND OFF-BALANCE SHEET RISK
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
These instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized, if any, in the balance sheet. Our bank’s maximum exposure to loan loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual notional amount of those instruments. Our bank uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments. Collateral, such as accounts receivable, securities, inventory, and property and equipment, is generally obtained based on our credit assessment of the borrower. If required, estimated loss exposure resulting from these instruments is expensed and recorded as a liability. The balance of the liability account was $0 as of March 31, 2010 and December 31, 2009.
A summary of the contractual amounts of our financial instruments with off-balance sheet risk at March 31, 2010 and December 31, 2009 follows:

	March 31,	December 31,
	2010	2009
Commercial unused lines of credit	$184,736,000	$205,018,000
Unused lines of credit secured by 1 – 4 family residential properties	25,115,000	24,916,000
Credit card unused lines of credit	8,321,000	8,565,000
Other consumer unused lines of credit	4,286,000	4,526,000
Commitments to extend credit	13,938,000	7,701,000
Standby letters of credit	34,425,000	36,512,000

	$270,821,000	$287,238,000

(Continued)

18.

MERCANTILE BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
9. COMMITMENTS AND OFF-BALANCE SHEET RISK (Continued)
Certain of our commercial loan customers have entered into interest rate swap agreements directly with our correspondent banks. To assist our commercial loan customers in these transactions, and to encourage our correspondent banks to enter into the interest rate swap transactions with minimal credit underwriting analyses on their part, we have entered into risk participation agreements with the correspondent banks whereby we agree to make payments to the correspondent banks owed by our commercial loan customers under the interest rate swap agreement in the event that our commercial loan customers do not make the payments. We are not a party to the interest rate swap agreements under these arrangements. As of March 31, 2010, the total notional amount of the underlying interest rate swap agreements was $57.4 million, with a net fair value from our commercial loan customers’ perspective of negative $4.2 million. Payments made in regards to the risk participation agreements total $385,000; however, we believe the affected customer will reimburse us for such payments and therefore we have accrued no valuation allowance for our receivable from this customer and have accrued no liability for potential future payments. These risk participation agreements are considered financial guarantees in accordance with applicable accounting guidance and are therefore recorded as liabilities at fair value, generally equal to the fees collected at the time of their execution. These liabilities are accreted into income during the term of the interest rate swap agreements, generally ranging from four to fifteen years.
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
(Continued)

19.

MERCANTILE BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
10. HEDGING ACTIVITIES (Continued)
On October 30, 2008, we terminated all of our interest rate swaps. The termination coincided with our decision to not lower our prime rate in association with the Federal Open Market Committee’s reduction of the targeted federal funds rate by 50 basis points on October 29, 2008. Virtually all of our prime rate-based commercial floating rate loans are tied to the Mercantile Bank Prime Rate, while our interest rate swaps utilized the Wall Street Journal Prime Rate. The resulting difference negatively impacted the effectiveness of our interest rate swaps, so we believed it was prudent to terminate them. The aggregate fair value of the interest rate swaps on October 30, 2008 was $2.4 million, which has been accreted into interest income on loans and leases based on the original term of the interest rate swaps. As of March 31, 2010, we had fully accreted the $2.4 million into interest income, including $0.1 million during the first quarter of 2010.
11. FAIR VALUES OF FINANCIAL INSTRUMENTS
Carrying amount and estimated fair values of financial instruments were as follows as of March 31, 2010 and December 31, 2009:

	March 31, 2010		December 31, 2009
	Carrying	Fair	Carrying	Fair
	Values	Values	Values	Values
Financial assets
Cash and cash equivalents	$96,433,000	$96,433,000	$21,735,000	$21,735,000
Securities available for sale	212,949,000	212,949,000	182,492,000	182,492,000
Securities held to maturity	0	0	59,211,000	60,271,000
Federal Home Loan Bank stock	15,681,000	15,681,000	15,681,000	15,681,000
Loans, net	1,447,498,000	1,466,054,000	1,491,940,000	1,501,860,000
Bank owned life insurance	45,436,000	45,436,000	45,024,000	45,024,000
Accrued interest receivable	7,057,000	7,057,000	7,088,000	7,088,000

Financial liabilities
Deposits	1,420,209,000	1,430,280,000	1,401,627,000	1,407,310,000
Securities sold under agreements to repurchase	98,619,000	98,619,000	99,755,000	99,755,000
Federal funds purchased	0	0	2,600,000	2,600,000
Federal Home Loan Bank advances	190,000,000	193,414,000	205,000,000	208,435,000
Subordinated debentures	32,990,000	33,016,000	32,990,000	32,971,000
Accrued interest payable	4,506,000	4,506,000	6,158,000	6,158,000
(Continued)

20.

MERCANTILE BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
11. FAIR VALUES OF FINANCIAL INSTRUMENTS (Continued)
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
Current accounting pronouncements require disclosure of the estimated fair value of financial instruments as disclosed in Note 12. Given current market conditions, a portion of our loan portfolio is not readily marketable and market prices do not exist. We have not attempted to market our loans to potential buyers, if any exist, to determine the fair value of those instruments. Since negotiated prices in illiquid markets depend upon the then present motivations of the buyer and seller, it is reasonable to assume that actual sales prices could vary widely from any estimate of fair value made without the benefit of negotiations. Additionally, changes in market interest rates can dramatically impact the value of financial instruments in a short period of time. Accordingly, the fair value measurements for loans included in the table above are unlikely to represent the instruments’ liquidation values.
12. FAIR VALUES
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
(Continued)

21.

MERCANTILE BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
12. FAIR VALUES (Continued)
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
The following is a description of our valuation methodologies used to measure and disclose the fair values of our financial assets and liabilities on a recurring or nonrecurring basis:
Securities available for sale. Securities available for sale are recorded at fair value on a recurring basis. Fair value measurement is based on quoted prices, if available. If quoted prices are not available, fair values are measured using independent pricing models. Level 2 securities include U.S. Government agency bonds, mortgage-backed securities issued or guaranteed by U.S. Government agencies, municipal general obligation and revenue bonds, Michigan Strategic Fund bonds and mutual funds. We have no Level 1 or 3 securities.
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
(Continued)

22.

MERCANTILE BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
12. FAIR VALUES (Continued)
Mortgage loans held for sale. Mortgage loans held for sale are carried at the lower of cost or fair value and are measured on a nonrecurring basis. Fair value is based on independent quoted market prices, where applicable, or the prices for other mortgage whole loans with similar characteristics. As of March 31, 2010 and December 31, 2009, we determined that the fair value of our mortgage loans held for sale was similar to the cost; therefore, we carried the $0.6 million and $0.9 million, respectively, of such loans at cost so they are not included in the nonrecurring table below.
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
Foreclosed Assets. At time of foreclosure or repossession, foreclosed and repossessed assets are adjusted to fair value less costs to sell upon transfer of the loans and leases to foreclosed and repossessed assets, establishing a new cost basis. We subsequently adjust estimated fair value of foreclosed assets on a nonrecurring basis to reflect write-downs based on revised fair value estimates.
Derivatives. For interest rate swaps, we measure fair value utilizing models that use primarily market observable inputs, such as yield curves and option volatilities, and accordingly, are classified as Level 2. We had no interest rate swaps contracts outstanding as of March 31, 2010 or December 31, 2009.
     Assets and Liabilities Measured at Fair Value on a Recurring Basis
The balances of assets and liabilities measured at fair value on a recurring basis as of March 31, 2010 are as follows:

		Quoted
		Prices in
		Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
U.S. Government agency debt obligations	$90,125,000	$0	$90,125,000	$0
Mortgage-backed securities	61,189,000	0	61,189,000	0
Michigan Strategic Fund bonds	20,550,000	0	20,550,000	0
Municipal general obligation bonds	32,825,000	0	32,825,000	0
Municipal revenue bonds	6,823,000	0	6,823,000	0
Mutual funds	1,437,000	0	1,437,000	0

Total	$212,949,000	$0	$212,949,000	$0

There were no transfers in or out of Level 1, Level 2 or Level 3 during the first three months of 2010.
(Continued)

23.

MERCANTILE BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
12. FAIR VALUES (Continued)
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

     Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
The balances of assets and liabilities measured at fair value on a nonrecurring basis as of March 31, 2010 are as follows:

		Quoted
		Prices in
		Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Impaired loans (1)	$50,214,000	$0	$0	$50,214,000
Foreclosed assets (1)	23,096,000	0	0	23,096,000

Total	$73,310,000	$0	$0	$73,310,000

The balances of assets and liabilities measured at fair value on a nonrecurring basis as of December 31, 2009 are as follows:

		Quoted
		Prices in
		Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Impaired loans (1)	$41,456,000	$0	$0	$41,456,000
Foreclosed assets (1)	26,608,000	0	0	26,608,000

Total	$68,064,000	$0	$0	$68,064,000

(1)	Represents carrying value and related write-downs for which adjustments are based on the estimated value of the property or other assets.
(Continued)

24.

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
The prompt corrective action regulations provide five classifications, including well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized, although these terms are not used to represent overall financial condition. If an institution is not well capitalized, regulatory approval is required to accept brokered deposits. Subject to limited exceptions, no institution may make a capital distribution if, after making the distribution, it would be undercapitalized. If an institution is undercapitalized, it is subject to close monitoring by its principal federal regulator, its asset growth and expansion are restricted, and plans for capital restoration are required. In addition, further specific types of restrictions may be imposed on the institution at the discretion of the federal regulator. At March 31, 2010 and December 31, 2009, our bank was in the well capitalized category under the regulatory framework for prompt corrective action. There are no conditions or events since March 31, 2010 that we believe has changed our bank’s categorization.
Our actual capital levels (dollars in thousands) and minimum required levels were:

					Minimum Required
					to be Well
			Minimum Required		Capitalized Under
			for Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Regulations
	Amount	Ratio	Amount	Ratio	Amount	Ratio
March 31, 2010
Total capital (to risk weighted assets) Consolidated	$189,758	11.3%	$134,436	8.0%	$ NA	NA
Bank	188,140	11.2	134,319	8.0	167,898	10.0%
Tier 1 capital (to risk weighted assets) Consolidated	168,393	10.0	67,218	4.0	NA	NA
Bank	166,793	9.9	67,160	4.0	100,739	6.0
Tier 1 capital (to average assets) Consolidated	168,393	8.8	76,831	4.0	NA	NA
Bank	166,793	8.7	76,775	4.0	95,968	5.0
(Continued)

25.

MERCANTILE BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
13. REGULATORY MATTERS (Continued)

					Minimum Required
					to be Well
			Minimum Required		Capitalized Under
			for Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Regulations
	Amount	Ratio	Amount	Ratio	Amount		Ratio
December 31, 2009
Total capital (to risk weighted assets) Consolidated	$193,157	11.2%	$138,169	8.0%	$	NA	NA
Bank	191,146	11.1	138,051	8.0		172,563	10.0%
Tier 1 capital (to risk weighted assets) Consolidated	171,244	9.9	69,085	4.0		NA	NA
Bank	169,251	9.8	69,026	4.0		103,538	6.0
Tier 1 capital (to average assets) Consolidated	171,244	8.6	79,325	4.0		NA	NA
Bank	169,251	8.6	79,119	4.0		98,899	5.0
Our consolidated capital levels as of March 31, 2010 and December 31, 2009 include $32.0 million of trust preferred securities issued by the trust in September 2004 and December 2004 subject to certain limitations. Under applicable Federal Reserve guidelines, the trust preferred securities constitute a restricted core capital element. The guidelines provide that the aggregate amount of restricted core elements that may be included in our Tier 1 capital must not exceed 25% of the sum of all core capital elements, including restricted core capital elements, net of goodwill less any associated deferred tax liability. As of March 31, 2010 and December 31, 2009, all $32.0 million of the trust preferred securities were included as Tier 1 capital.
Our and our bank’s ability to pay cash and stock dividends is subject to limitations under various laws and regulations and to prudent and sound banking practices. On January 14, 2010, we declared a $0.01 per share cash dividend on our common stock, which was paid on March 10, 2010 to record holders as of February 10, 2010. Because we had a retained deficit at the time of the declaration, the cash dividend was recorded as a reduction of our common stock account. In April 2010, we suspended future payments of cash dividends on our common stock until economic conditions and our financial performance improve.
(Continued)

26.

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
Future Factors include, among others, changes in interest rates and interest rate relationships; demand for products and services; the degree of competition by traditional and non-traditional competitors; changes in banking regulation or actions by bank regulators; changes in tax laws; changes in prices, levies, and assessments; the impact of technological advances; governmental and regulatory policy changes; the outcomes of contingencies; trends in customer behavior as well as their ability to repay loans; changes in local real estate values; changes in the national and local economies; and risk factors described in our annual report on Form 10-K for the year ended December 31, 2009 or in this report. These are representative of the Future Factors that could cause a difference between an ultimate actual outcome and a forward-looking statement.
Introduction
The following discussion compares the financial condition of Mercantile Bank Corporation and its consolidated subsidiaries, Mercantile Bank of Michigan (“our bank”), our bank’s three subsidiaries, Mercantile Bank Mortgage Company, LLC (“our mortgage company”), Mercantile Bank Real Estate Co., LLC (“our real estate company”) and Mercantile Insurance Center, Inc. (“our insurance company”), at March 31, 2010 to December 31, 2009 and the results of operations for the three months ended March 31, 2010 and March 31, 2009. This discussion should be read in conjunction with the interim consolidated financial statements and footnotes included in this report. Unless the text clearly suggests otherwise, references in this report to “us,” “we,” “our” or “the company” include Mercantile Bank Corporation and its consolidated subsidiaries referred to above.
Critical Accounting Policies
Accounting principles generally accepted in the United States of America are complex and require us to apply significant judgment to various accounting, reporting and disclosure matters. We must use assumptions and estimates to apply these principles where actual measurements are not possible or practical. Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our unaudited financial statements included in this report. For a discussion of our significant accounting policies, see footnotes to our Consolidated Financial Statements included on pages F-42 through F-49 in our Form 10-K for the fiscal year ended December 31, 2009 (Commission file number 000-26719). Our allowance for loan and lease losses policy and accounting for income taxes are highly dependent upon subjective or complex judgments, assumptions and estimates. Changes in such estimates may have a significant impact on the financial statements, and actual results may differ from those estimates. We have reviewed the application of these policies with the Audit Committee of our Board of Directors.

27.

MERCANTILE BANK CORPORATION
Allowance for Loan and Lease Losses: The allowance for loan and lease losses (“allowance”) is maintained at a level we believe is adequate to absorb probable incurred losses identified and inherent in the loan and lease portfolio. Our evaluation of the adequacy of the allowance is an estimate based on past loan and lease loss experience, the nature and volume of the loan and lease portfolio, information about specific borrower situations and estimated collateral values and assessments of the impact of current and anticipated economic conditions on the loan and lease portfolio. Allocations of the allowance may be made for specific loans or leases, but the entire allowance is available for any loan or lease that, in our judgment, should be charged-off. Loan and lease losses are charged against the allowance when we believe the uncollectability of a loan or lease balance is likely. The balance of the allowance represents our best estimate, but significant downturns in circumstances relating to loan and lease quality or economic conditions could result in a requirement for an increased allowance in the future. Likewise, an upturn in loan and lease quality or improved economic conditions may result in a decline in the required allowance in the future. In either instance, unanticipated changes could have a significant impact on operating earnings.
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
Income Tax Accounting: Current income tax liabilities or assets are established for the amount of taxes payable or refundable for the current year. In the preparation of income tax returns, tax positions are taken based on interpretation of federal and state income tax laws for which the outcome may be uncertain. We periodically review and evaluate the status of our tax positions and make adjustments as necessary. Deferred income tax liabilities and assets are also established for the future tax consequences of events that have been recognized in our financial statements or tax returns. A deferred income tax liability or asset is recognized for the estimated future tax effects attributable to temporary differences that can be carried forward (used) in future years. The valuation of our net deferred income tax asset is considered critical as it requires us to make estimates based on provisions of the enacted tax laws. The assessment of the realizability of the net deferred income tax asset involves the use of estimates, assumptions, interpretations and judgments concerning accounting pronouncements, federal and state tax codes and the extent of future taxable income. There can be no assurance that future events, such as court decisions, positions of federal and state tax authorities, and the extent of future taxable income will not differ from our current assessment, the impact of which could be significant to the consolidated results of operations and reported earnings.

28.

MERCANTILE BANK CORPORATION
Accounting guidance requires that we assess whether a valuation allowance should be established against our deferred tax asset based on the consideration of all available evidence using a “more likely than not” standard. In making such judgments, we consider both positive and negative evidence and analyze changes in near-term market conditions as well as other factors which may impact future operating results. Significant weight is given to evidence that can be objectively verified. Despite improvements in key areas such as an expanded net interest margin, increased regulatory capital levels, a continued shift to local funding sources and reduced controllable overhead costs, the increased loan and lease provision expense and problem asset administrative costs have been sizable. The continuing recent losses resulting from the distressed operating environment have significantly restricted our ability to rely on projections of future taxable income to support the recovery of our deferred tax assets. Consequently, we have determined it necessary to establish and maintain a valuation allowance against our entire net deferred tax asset. We will continue to monitor our deferred tax asset quarterly for changes affecting their realizability.
Financial Overview
Our earnings performance has been negatively impacted by substantial provisions to the allowance. Ongoing state, regional and national economic struggles have negatively impacted some of our borrowers’ cash flows and underlying collateral values, leading to increased nonperforming assets, higher loan and lease charge-offs and increased overall credit risk within our loan portfolio. We continue to work with our borrowers to develop constructive dialogue to strengthen our relationships and enhance our ability to resolve complex issues; however, with the environment for the banking industry likely to remain stressed until economic conditions improve, credit quality will continue to be our major concern. We will remain vigilant in the identification and administration of problem assets, but provisions to the allowance will likely remain above historical levels for some period of time, dampening future earnings performance.
Our earnings performance also reflects positive steps we have taken to not only partially mitigate the impact of asset quality-related costs in the near term, but to benefit us on a longer-term basis as well. First, our net interest margin has been expanding as we have replaced maturing high-rate deposits with lower-cost funds, while at the same time our commercial loan pricing initiatives offset the negative impact of an increase in nonaccrual loans. Despite a substantial reduction in total loans and leases, our net interest income is on an increasing trend due to the improving net interest margin, and we expect our net interest margin to improve further over the next several quarters. Next, our regulatory risk-based capital ratios are also increasing, as the sale of preferred stock under the Department of Treasury’s Capital Purchase Program and the reduction of loans and leases outstanding have more than offset the impact of our net losses. In addition, we are increasing our local deposit balances, reflecting the successful implementation of various initiatives, campaigns and product enhancements. The local deposit growth, combined with the reduction of loans and leases outstanding, are providing for a substantial reduction of, and reliance on, wholesale funds. Lastly, we are starting to see the positive effect of our branch consolidation and other overhead cost reduction initiatives, as we continue to make strides to reduce controllable noninterest expense.
Financial Condition
During the first three months of 2010, our total assets decreased $3.3 million, and totaled $1.90 billion as of March 31, 2010. The decline in total assets was comprised primarily of a $42.2 million reduction in total loans and leases and a $28.8 million decrease in securities, more than offsetting a $74.7 million increase in cash and cash equivalents. Total deposits increased $18.6 million, while Federal Home Loan Bank (“FHLB”) advances decreased $15.0 million.

29.

MERCANTILE BANK CORPORATION
Commercial loans and leases declined by $37.6 million during the first three months of 2010, and at March 31, 2010 totaled $1.37 billion, or 91.6% of the total loan and lease portfolio. The decline in outstanding balances primarily reflects the slowdown in business activity in our markets and the impact of a concerted effort on our part to reduce exposure to certain non-owner occupied commercial real estate (“CRE”) and automotive-related businesses. The largest decline occurred in the commercial and industrial (“C&I”) loan portfolio, where total outstanding balances were reduced by about $19.0 million, in large part reflecting the slowdown in business activity and a corresponding reduction in accounts receivable and inventory financings. We would expect to see an increase in commercial line of credit usage when economic conditions improve. During the first three months of 2010, commercial loans collateralized by non-owner occupied real estate declined by about $16.0 million. Our systematic approach to reducing our exposure to certain CRE lending will be pro-longed, given the nature of CRE lending and the current depressed economic conditions; however, we believe that such a reduction is in our best interest when taking into account the increased inherent credit risk, relatively low loan rates and nominal deposit balances associated with targeted borrowing relationships.
The commercial loan and lease portfolio represents loans to businesses generally located within our market areas. Approximately 74% of the commercial loan and lease portfolio is primarily secured by real estate properties, with the remaining generally secured by other business assets such as accounts receivable, inventory and equipment. The continued significant concentration of the loan and lease portfolio in commercial loans and leases is consistent with our strategy of focusing a substantial amount of our efforts on commercial banking. Corporate and business lending is an area of expertise for our senior management team, and our commercial lenders have extensive commercial lending experience, with most having at least ten years’ experience. Of each of the loan categories that we originate, commercial loans and leases are most efficiently originated and managed, thus limiting overhead costs by necessitating the attention of fewer employees. Our commercial lending business generates the largest portion of local deposits and is our primary source of demand deposits.

30.

MERCANTILE BANK CORPORATION
The following table summarizes our loans secured by real estate, excluding residential mortgage loans representing permanent financing of owner occupied dwellings and home equity lines of credit:
LOANS SECURED BY REAL ESTATE

	3/31/10	12/31/09	9/30/09	6/30/09	3/31/09
Residential-Related:
Vacant Land	$20,871,000	$19,465,000	$20,630,000	$21,400,000	$22,244,000
Land Development	32,199,000	34,027,000	33,862,000	42,053,000	50,402,000
Construction	7,872,000	7,199,000	9,446,000	11,157,000	14,646,000

	60,942,000	60,691,000	63,938,000	74,610,000	87,292,000

Comm’I Non-Owner Occupied:
Vacant Land	22,304,000	25,549,000	25,564,000	29,005,000	28,775,000
Land Development	19,058,000	19,402,000	22,412,000	23,469,000	24,636,000
Construction	52,107,000	65,697,000	79,339,000	94,225,000	93,322,000
Commercial Buildings	539,284,000	537,891,000	528,727,000	545,501,000	556,280,000

	632,753,000	648,539,000	656,042,000	692,200,000	703,013,000

Comm’I Owner Occupied:
Construction	1,651,000	1,404,000	5,456,000	7,407,000	9,290,000
Commercial Buildings	316,302,000	324,451,000	349,335,000	359,610,000	365,250,000

	317,953,000	325,855,000	354,791,000	367,017,000	374,540,000

Total	$1,011,648,000	$1,035,085,000	$1,074,771,000	$1,133,827,000	$1,164,845,000

Residential mortgage loans and consumer loans declined in aggregate $4.5 million during the first three months of 2010, and at March 31, 2010, totaled $126.3 million, or 8.4% of the total loan and lease portfolio. Although residential mortgage loan and consumer loan portfolios may increase in future periods, we expect the commercial sector of the lending efforts and resultant assets to remain the dominant loan portfolio category.
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

31.

MERCANTILE BANK CORPORATION
The levels of net loan and lease charge-offs and nonperforming assets have increased since early 2007. Although we were never directly involved in the underwriting of or the investing in subprime residential real estate loans, the apparent substantial and rapid collapse of this line of business during 2007 throughout the United States had a significant negative impact on the residential real estate development lending portion of our business. The resulting decline in real estate prices and slowdown in sales has stretched the cash flow of our local developers and eroded the value of our underlying collateral, which caused elevated levels of nonperforming assets and net loan and lease charge-offs. Since that time, we have witnessed rapidly deteriorating economic conditions in Michigan and throughout the country. The resulting decline in business revenue has negatively impacted the cash flows of many of our borrowers, some to the point where loan payments have become past due or will likely become delinquent in future periods. In addition, real estate prices have fallen significantly, thereby exposing us to larger-than-typical losses in those instances where the sale of collateral is the primary source of repayment. Also during this time, we have seen deterioration in guarantors’ financial capacities to fund deficient cash flows and reduce or eliminate collateral deficiencies. It is likely that the net loan and lease charge-offs and nonperforming assets will remain elevated in comparison to our historical levels until economic conditions improve.
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
During the latter part of 2008, throughout 2009 and during the first quarter of 2010, we saw a continuation of the stresses caused by the poor economic conditions, especially in the CRE markets. High vacancy rates or slow absorption has resulted in inadequate cash flow generated from some real estate projects we have financed, and has required guarantors to provide personal funds to make full contractual loan payments and pay other operating costs. In some cases, the guarantors’ cash and other liquid reserves have become seriously diminished. In other cases, sale of the collateral, either by the borrower or us, is our primary source of repayment.

32.

MERCANTILE BANK CORPORATION
As of December 31, 2008, nonperforming assets totaled $57.4 million, or 2.60% of total assets. Nonperforming loans and leases totaled $49.3 million and foreclosed properties/repossessed assets equaled $8.1 million at year-end 2008, compared to $29.8 million and $5.9 million, respectively, at year-end 2007. As of December 31, 2008, nonperforming loans secured by real estate, combined with all foreclosed properties, totaled $52.3 million, or about 91% of total nonperforming assets. Nonperforming loans and foreclosed properties associated with the development of residential real estate totaled $25.3 million, with another $4.2 million in nonperforming loans secured by, and foreclosed properties consisting of, residential properties. Net loan and lease charge-offs during 2008 totaled $19.9 million, or 1.09% of average total loans and leases. The increase in net loan and lease charge-offs during 2008 over prior periods primarily reflects a combination of a higher level of nonperforming loans and leases and the significant decline in property values.
As of December 31, 2009, nonperforming assets totaled $111.7 million, or 5.86% of total assets. Nonperforming loans and leases totaled $85.1 million and foreclosed properties/repossessed assets equaled $26.6 million at year-end 2009. As of December 31, 2009, nonperforming loans secured by CRE, combined with all foreclosed properties, totaled $62.6 million. Nonperforming loans and foreclosed properties associated with the development of residential-related real estate totaled $31.8 million, with another $7.5 million in nonperforming loans secured by, and foreclosed properties consisting of, residential properties. Nonperforming C&I loans and repossessed assets totaled $9.8 million. Net loan and lease charge-offs during 2009 totaled $38.2 million, or 2.24% of average total loans and leases. The increase in net loan and lease charge-offs during 2009 over prior periods primarily reflects a combination of a higher level of nonperforming loans and leases and the continued significant decline in property values.
As of March 31, 2010, nonperforming assets totaled $117.6 million, or 6.18% of total assets. Nonperforming loans and leases totaled $94.5 million and foreclosed properties/repossessed assets equaled $23.1 million. As of March 31, 2010, nonperforming loans secured by CRE, combined with all foreclosed properties, totaled $68.1 million. Nonperforming loans and foreclosed properties associated with the development of residential-related real estate totaled $34.2 million, with another $5.9 million in nonperforming loans secured by, and foreclosed properties consisting of, residential properties. Nonperforming C&I loans and repossessed assets totaled $9.3 million. Net loan and lease charge-offs during the first quarter of 2010 totaled $6.2 million, or an annualized 1.64% of average total loans and leases. Although lower than the level (as a percent of average total loans and leases) charged-off throughout 2009, net loan and lease charge-offs during 2010 are expected to remain elevated compared to historical averages due to a higher volume of nonperforming loans and leases and significant declines in property values.

33.

MERCANTILE BANK CORPORATION
The following table provides a breakdown of nonperforming assets by property type:
NONPERFORMING ASSETS

	3/31/10	12/31/09	9/30/09	6/30/09	3/31/09
Residential Real Estate:
Land Development	$22,781,000	$19,722,000	$13,645,000	$10,422,000	$12,646,000
Construction	11,425,000	12,103,000	13,021,000	12,882,000	13,538,000
Owner Occupied / Rental	5,908,000	7,493,000	6,830,000	4,910,000	4,877,000

	40,114,000	39,318,000	33,496,000	28,214,000	31,061,000

Commercial Real Estate:
Land Development	3,031,000	2,971,000	4,621,000	2,292,000	2,383,000
Construction	1,238,000	1,268,000	228,000	0	0
Owner Occupied	17,311,000	19,918,000	21,429,000	17,378,000	8,753,000
Non-Owner Occupied	46,552,000	38,417,000	36,473,000	28,110,000	28,364,000

	68,132,000	62,574,000	62,751,000	47,780,000	39,500,000

Non-Real Estate:
Commercial Assets	9,303,000	9,758,000	14,510,000	10,629,000	13,155,000
Consumer Assets	8,000	8,000	8,000	8,000	31,000

	9,311,000	9,766,000	14,518,000	10,637,000	13,186,000

Total	$117,557,000	$111,658,000	$110,765,000	$86,631,000	$83,747,000

34.

MERCANTILE BANK CORPORATION
The following table provides a breakdown of net loan and lease charge-offs by collateral type:
NET LOAN AND LEASE CHARGE-OFFS

	1st Qtr	4th Qtr	3rd Qtr	2nd Qtr	1st Qtr
	2010	2009	2009	2009	2009
Residential Real Estate:
Land Development	$565,000	$2,204,000	$467,000	$1,060,000	$624,000
Construction	587,000	733,000	3,208,000	1,023,000	86,000
Owner Occupied / Rental	326,000	946,000	530,000	729,000	1,442,000

	1,478,000	3,883,000	4,205,000	2,812,000	2,152,000

Commercial Real Estate:
Land Development	617,000	45,000	0	74,000	0
Construction	0	0	0	0	0
Owner Occupied	1,091,000	1,140,000	1,254,000	593,000	75,000
Non-Owner Occupied	1,945,000	3,009,000	3,265,000	2,347,000	786,000

	3,653,000	4,194,000	4,519,000	3,014,000	861,000

Non-Real Estate:
Commercial Assets	1,012,000	2,788,000	2,232,000	4,918,000	2,475,000
Consumer Assets	9,000	(1,000)	7,000	35,000	136,000

	1,021,000	2,787,000	2,239,000	4,953,000	2,611,000

Total	$6,152,000	$10,864,000	$10,963,000	$10,779,000	$5,624,000

The following table summarizes nonperforming loans and leases, including troubled debt restructurings:
NONPERFORMING LOANS AND LEASES

	3/31/10	12/31/09	9/30/09	6/30/09	3/31/09
Past due 90 days or more and accruing interest	$0	$243,000	$3,040,000	$48,000	$2,426,000
Nonaccrual	88,450,000	81,818,000	87,190,000	73,623,000	71,943,000
Troubled debt restructurings	6,011,000	2,989,000	1,012,000	0	0

Total	$94,461,000	$85,050,000	$91,242,000	$73,671,000	$74,369,000

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

35.

MERCANTILE BANK CORPORATION
The Reserve Analysis, used since our inception and completed monthly, applies reserve allocation factors to outstanding loan and lease balances to calculate an overall allowance dollar amount. For commercial loans and leases, which continue to comprise a vast majority of our total loans and leases, reserve allocation factors are based on the loan ratings as determined by our standardized grade paradigms. For retail loans, reserve allocation factors are based on the type of credit. Adjustments for specific lending relationships, including impaired loans and leases, are made on a case-by-case basis. The reserve allocation factors are primarily based on the recent levels and historical trends of net loan and lease charge-offs and nonperforming assets, the comparison of the recent levels and historical trends of net loan and lease charge-offs and nonperforming assets with a customized peer group consisting of ten similarly-sized publicly traded banking organizations conducting business in the states of Michigan, Illinois, Indian or Ohio, the review and consideration of our loan and lease migration analysis and the experience of senior management making similar loans and leases for an extensive period of time. We regularly review the Reserve Analysis and make adjustments periodically based upon identifiable trends and experience.
As specified in our Loan Administration Policy, we complete a migration analysis quarterly to assist us in determining appropriate reserve allocation factors for commercial loans and leases. Our migration takes into account four different time periods, including four, eight, twelve and twenty-quarter time periods, and while we generally place most weight on the eight-quarter time frame as that period is close to the average duration of our loan and lease portfolio, consideration is given to the other time periods as part of our assessment. Although the migration analysis provides an accurate historical accounting of our loan and lease losses, it is not able to fully account for environmental factors that will also very likely impact the collectability of our commercial loans and leases as of any quarter-end date.
Environmental factors include both internal and external items. We believe the most significant internal environmental factor is our credit culture and the relative aggressiveness in assigning and revising commercial loan and lease risk ratings. Although we have been consistent in our approach to commercial loan and lease ratings, ongoing stressed economic conditions have resulted in an even higher sense of aggressiveness with regards to the downgrading of lending relationships. In addition, we made revisions to our grading paradigms in early 2009 that mathematically resulted in commercial loan and lease relationships being more quickly downgraded when signs of stress were noted, such as slower sales activity for construction and land development CRE relationships and reduced operating performance/cash flow coverage for C&I relationships. These changes, coupled with the troubled economic environment, have resulted in significant downgrades and the need for substantial provisions to the allowance. To more effectively manage our commercial loan and lease portfolio, also in early 2009 we created two specific groups tasked with managing our higher exposure lending relationships. One team manages the most distressed credits, while the other team manages our larger “monitor-related” credit relationships.
The most significant external environmental factor is the assessment of the current economic environment and the resulting implications on our commercial loan and lease portfolio. Currently, we believe conditions remain stressed for CRE; however, recent data and performance reflect a level of stability in the C&I segment of our loan and lease portfolio.
The primary risk elements with respect to commercial loans and leases are the financial condition of the borrower, the sufficiency of collateral, and timeliness of scheduled payments. We have a policy of requesting and reviewing periodic financial statements from commercial loan and lease customers, and we periodically review the existence of collateral and its value. The primary risk element with respect to each instalment and residential real estate loan is the timeliness of scheduled payments. We have a reporting system that monitors past due loans and have adopted policies to pursue creditor’s rights in order to preserve our collateral position.

36.

MERCANTILE BANK CORPORATION
Although we believe the allowance is adequate to absorb loan losses as they arise, there can be no assurance that we will not sustain loan losses in any given period that could be substantial in relation to, or greater than, the size of the allowance.
Securities decreased by $28.8 million during the first three months of 2010, totaling $228.6 million as of March 31, 2010. The decline in the securities portfolio primarily reflects the sale of certain tax-exempt municipal bonds with an aggregate book value of $20.0 million, which were sold in late March after analyzing our current and forecasted federal income tax position. A vast majority of the sales proceeds were used to purchase U.S. Government agency bonds during April and early May. Proceeds from matured and called U.S. Government agency bonds during the first three months of 2010 totaled $14.0 million, with another $4.0 million received from principal paydowns on mortgage-backed securities. Purchases during the first three months of 2010, consisting almost exclusively of U.S. Government agency bonds, totaled $7.5 million. At March 31, 2010, the portfolio was comprised of U.S. Government agency bonds (39%), U.S. Government agency issued or guaranteed mortgage-backed securities (27%), tax-exempt municipal general obligation and revenue bonds (17%), Michigan Strategic Fund bonds (9%), Federal Home Loan Bank stock (7%) and mutual funds (1%). All of our securities are currently designated as available for sale. Historically, we had designated our tax-exempt municipal bonds as held to maturity; however, we changed the designation to available for sale immediately after the sale of certain of our tax-exempt municipal bonds in late March. We maintain the securities portfolio at levels to provide adequate pledging and secondary liquidity for our daily operations.
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
Federal funds sold, consisting of excess funds sold overnight to a correspondent bank, along with investments in interest-bearing deposits at correspondent banks, are used to manage daily liquidity needs and interest rate sensitivity. During the first three months of 2010, the average balance of these funds equaled $58.4 million, or 3.2% of average earning assets. This level is similar to that during all of 2009, but considerably higher than the historical average of less than 1.0%. Given the stressed market and economic conditions, in early 2009 we made the decision to operate with a higher than traditional balance of federal funds sold and interest-bearing deposits. We expect to maintain the higher balance of federal funds sold and other interest-bearing deposits, likely 2.0% to 3.0% of average earning assets, until market and economic conditions return to more normalized levels.
Premises and equipment at March 31, 2010 equaled $29.1 million, a decrease of $0.6 million over the past three months. Purchases of premises and equipment during the first three months of 2010 were nominal, while depreciation expense totaled $0.6 million. On December 30, 2009, all FDIC-insured financial institutions were required to pre-pay estimated FDIC deposit insurance assessments for the fourth quarter of 2009 and the years 2010, 2011 and 2012. The amount we paid equaled $16.3 million, which will be expensed over the future quarterly assessment periods. As of March 31, 2010, the balance of this prepaid asset was $15.1 million.

37.

MERCANTILE BANK CORPORATION
Foreclosed and repossessed assets totaled $23.1 million at March 31, 2010, compared to $26.6 million on December 31, 2009. The $3.5 million net decline consisted of $5.1 million in sales proceeds, $0.9 million in valuation write-downs, and $2.5 million in transfers from the loan and lease portfolio. We expect foreclosed and repossessed assets to remain at elevated levels as we move through the difficult economic environment and in certain situations elect to foreclose or repossess collateral. The State of Michigan has a relatively protracted foreclosure process that generally takes six to twelve months before deed is obtained. While we expect further transfers from loans and leases to foreclosed and repossessed assets in future periods reflecting our collection efforts on impaired lending relationships, we are hopeful that the increased sales activity we witnessed during the first quarter of 2010 and the latter part of 2009 will continue and limit the overall increase in this nonperforming asset category.
Deposits increased $18.6 million during the first three months of 2010, totaling $1.42 billion at March 31, 2010. Local deposits increased $8.6 million, while out-of-area deposits increased $10.0 million. As a percent of total deposits, local deposits equaled 48.3% on March 31, 2010, unchanged from the level at December 31, 2009. In comparing balances as of March 31, 2010 to those at December 31, 2008, total deposits have declined by $179.4 million, consisting of a $215.0 million increase in local deposits and a $394.4 million decrease in out-of-area deposits. The decline in out-of-area deposits primarily results from the decline in total loans and leases and the increase in local deposits. The increase in local deposits reflects various programs and initiatives we have implemented over the past five quarters, including: certificate of deposit campaign; implementation of several deposit-gathering initiatives in our commercial lending function; introduction of new deposit-related products and services; and the continuation of providing our customers with the latest in technological advances that give improved information, convenience and timeliness.
Noninterest-bearing checking deposit accounts remain relatively stable, averaging between $110.0 million and $120.0 million over the past several years, and $114.5 million during the first three months of 2010. Local interest-bearing checking accounts, in large part reflecting the strong success of our executive banking product, increased $27.7 million during the first three months of 2010, and are up $63.8 million since year-end 2008. Money market deposit accounts increased $31.7 million during the first three months of 2010, and are up $38.8 million since year-end 2008. Certificates of deposit purchased by customers located within our market areas declined $47.2 million during the first three months of 2010, after increasing $164.1 million during 2009. During the first quarter of 2009, we ran a high-rate one-year certificate of deposit campaign that raised about $65.0 million, with most of the dollars representing new deposits to our bank. As these certificates of deposit matured during the first quarter of 2010, we were able to retain about 70% of the maturing funds. A majority of the funds that remained in our bank were deposited into either our executive banking product or a money market deposit account.
Deposits obtained from customers located outside of our market areas increased $10.0 million during the first three months of 2010, but have declined $394.4 million since year-end 2008. As of March 31, 2010, out-of-area deposits totaled $734.9 million. Out-of-area deposits consist of certificates of deposit and interest-bearing checking accounts obtained from depositors located outside our market areas and placed by deposit brokers for a fee, but also include certificates of deposit obtained from the deposit owners directly. The owners of out-of-area deposits include individuals, businesses and municipal governmental units located throughout the United States. The significant decline in out-of-area deposits since year-end 2008 primarily reflects the influx of cash resulting from the reduction in total loans and leases and from the increase in local deposits.

38.

MERCANTILE BANK CORPORATION
Repurchase agreements decreased $1.1 million during the first three months of 2010, totaling $98.6 million as of March 31, 2010. As part of our sweep account program, collected funds from certain business noninterest-bearing checking accounts are invested into over-night interest-bearing repurchase agreements. Such repurchase agreements are not deposit accounts and are not afforded federal deposit insurance.
FHLB advances declined $15.0 million during the first three months of 2010, and are down $80.0 million since year-end 2008. As of March 31, 2010, FHLB advances totaled $190.0 million. The decline in FHLB advances since year-end 2008 primarily reflects the influx of cash resulting from the reduction in total loans and leases and from the increase in local deposits. The FHLB advances are collateralized by residential mortgage loans, first mortgage liens on multi-family residential property loans, first mortgage liens on commercial real estate property loans, and substantially all other assets of our bank, under a blanket lien arrangement. Our borrowing line of credit as of March 31, 2010 totaled about $249.0 million, with availability approximating $50.0 million.
Liquidity
Liquidity is measured by our ability to raise funds through deposits, borrowed funds, capital or cash flow from the repayment of loans and securities. These funds are used to fund loans, meet deposit withdrawals, maintain reserve requirements and operate our company. Liquidity is primarily achieved through the growth of local and out-of-area deposits and liquid assets such as securities available for sale, matured and called securities, and federal funds sold. Asset and liability management is the process of managing our balance sheet to achieve a mix of earning assets and liabilities that maximizes profitability, while providing adequate liquidity.
Our liquidity strategy is to fund loan growth with deposits, repurchase agreements and FHLB advances, and to maintain an adequate level of short- and medium-term investments to meet typical daily loan and deposit activity. To assist in providing needed funds, we have regularly obtained monies from wholesale funding sources. Wholesale funds, comprised primarily of deposits from customers outside of our market areas and advances from the FHLB, totaled $939.9 million, or 54.5% of combined deposits and borrowed funds as of March 31, 2010, compared to $947.5 million, or 55.0% of combined deposits and borrowed funds as of December 31, 2009, and $1.41 billion, or 71.5% of combined deposits and borrowed funds as of December 31, 2008.
Although local deposits have historically generally increased as new business, municipal governmental unit and individual deposit relationships are established and as existing customers increase the balances in their accounts, and we witnessed significant local deposit growth during the first three months of 2010 and all of 2009, the relatively high reliance on wholesale funds will likely remain. As part of our interest rate risk management strategy, a majority of our wholesale funds have a fixed interest rate and mature within one year, reflecting the fact that a majority of our loans and leases have a floating rate tied to either the Mercantile Bank Prime Rate or LIBOR rates. While this maturity strategy increases inherent liquidity risk, we believe the increased liquidity risk is sufficiently mitigated by the benefits derived from an interest rate risk management standpoint. In addition, we have developed a comprehensive contingency funding plan which we believe further mitigates the increased liquidity risk.

39.

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
As a member of the Federal Home Loan Bank of Indianapolis, we have access to the FHLB advance borrowing programs. Advances totaled $190.0 million at March 31, 2010, compared to $205.0 million and $270.0 million outstanding at December 31, 2009 and December 31, 2008, respectively. Based on available collateral at March 31, 2010, we could borrow an additional $50.0 million. We also have the ability to borrow up to $30.0 million on a daily basis through a correspondent bank using an established unsecured federal funds purchased line of credit. During the first quarter of 2010, our federal funds purchased position averaged less than $0.1 million, compared to an average federal funds sold position of $50.5 million and another $7.9 million invested in interest-bearing deposits at correspondent banks. During 2009, our federal funds purchased position averaged only $0.1 million, compared to an average federal funds sold position of $53.8 million and another $6.7 million invested in interest-bearing deposits at correspondent banks. Given the volatile market and stressed economic conditions, we have been operating with a higher than normal balance of federal funds sold and other short-term investments. It is expected that we will maintain a higher than historical level of liquid funds, likely to average 2% to 3% of average earning assets, until market and economic conditions return to more normalized levels. As a result, we expect the use of our federal funds purchased line of credit, in at least the near future, will be rare, if at all.
We have a line of credit through the Discount Window of the Federal Reserve Bank of Chicago. Using a substantial majority of our tax-exempt municipal securities as collateral, at March 31, 2010 we could have borrowed up to about $34.0 million for terms of 1 to 28 days. We did not utilize this line of credit during the first three months of 2010 or at any time during 2009, and do not plan to access this line of credit in future periods.
In addition to normal loan funding and deposit flow, we must maintain liquidity to meet the demands of certain unfunded loan commitments and standby letters of credit. As of March 31, 2010, we had a total of $236.4 million in unfunded loan commitments and $34.4 million in unfunded standby letters of credit. Of the total unfunded loan commitments, $222.5 million were commitments available as lines of credit to be drawn at any time as customers’ cash needs vary, and $13.9 million were for loan commitments expected to close and become funded within the next twelve months. The level of commitments to make loans has declined significantly when compared to historical levels, primarily reflecting poor economic conditions. We monitor fluctuations in loan balances and commitment levels, and include such data in our overall liquidity management.
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

40.

MERCANTILE BANK CORPORATION
Capital Resources
Shareholders’ equity is a noninterest-bearing source of funds that generally provides support for asset growth and the absorption of operating losses. Shareholders’ equity was $138.2 million at March 31, 2010, compared to $140.1 million at December 31, 2009. The $1.9 million decline during the first three months of 2010 is primarily due to the loss attributable to common shares of $3.0 million. Positively impacting shareholders’ equity during the first three months of 2010 was a $1.0 million tax-adjusted increase in the market value of our available for sale securities portfolio.
Despite the reduction in shareholders’ equity during the first three months of 2010, our and our bank’s regulatory capital ratios increased, and our bank remains “well capitalized”. As of March 31, 2010, our bank’s total risk-based capital ratio was 11.2%, compared to 11.1% at December 31, 2009. Our bank’s total regulatory capital, consisting of shareholders’ equity plus a portion of the allowance, declined by $3.0 million during the first three months of 2010, reflecting a net loss of $1.9 million, a reduction of $0.6 million in eligible allowance due to a decline in total risk-weighted assets, and cash dividends totaling $0.5 million. Despite the reduction in total regulatory capital, our bank’s total risk-based capital ratio increased due to a decline of $46.6 million in total risk-weighted assets, primarily resulting from a reduction in commercial loans. As of March 31, 2010, our bank’s total regulatory capital equaled $188.1 million, or $20.2 million in excess of the 10.0% minimum which is among the requirements to be categorized as “well capitalized”. Our and our bank’s capital ratios as of March 31, 2010 and December 31, 2009 are disclosed in Note 12 of the Notes to Consolidated Financial Statements.
We and our bank are subject to regulatory capital requirements administered by state and federal banking agencies. Failure to meet the various capital requirements can initiate regulatory action that could have a direct material effect on the financial statements. Our bank’s ability to pay cash and stock dividends is subject to limitations under various laws and regulations, to prudent and sound banking practices, and to contractual provisions relating to our subordinated debentures and participation in the Capital Purchase Program. On January 14, 2010, we declared a $0.01 per share cash dividend on our common stock that was paid on March 10, 2010 to shareholders of record on February 10, 2010. In April 2010, we suspended future payments of cash dividends on our common stock until economic conditions and our financial condition improve.
Results of Operations
We recorded a net loss attributable to common shares of $3.0 million for the first quarter of 2010 ($0.35 per basic and diluted share), compared with a net loss of $4.5 million ($0.53 per basic and diluted share) recorded during the first quarter of 2009. The establishment of a valuation allowance against our net deferred tax asset in the fourth quarter of 2009 has significantly limited our ability to recognize federal income tax benefits during periods in which net losses are recorded, thereby distorting bottom line earnings performance comparisons with previous quarters. On a pre-tax basis, our net loss was $3.1 million in the first quarter of 2010 compared to $7.3 million in the first quarter of 2009. The 58.1% improvement in earnings performance on a pre-tax basis in the first quarter of 2010 compared to the year-ago quarter primarily resulted from increased net interest income and decreased provision expense. The net loss recorded during the first quarter of 2010 is primarily the result of a substantial provision for loan and lease losses, reflecting continuing deterioration in the loan portfolio, most notably in the CRE and C&D segments. The declining state, regional and national economies have significantly hampered certain commercial borrowers’ cash flows and negatively impacted real estate values, resulting in an increasing level of nonperforming assets and elevated level of net loan and lease charge-offs.

41.

MERCANTILE BANK CORPORATION
Interest income during the first quarter of 2010 was $23.2 million, a decrease of $4.8 million, or 17.2%, from the $28.0 million earned during the first quarter of 2009. The reduction in interest income is primarily attributable to a significant decrease in earning assets, and to a much lesser extent, a declining yield on earning assets. During the first three months of 2010, earning assets averaged $1.82 billion, a decline of $331.4 million, or 15.4%, from the $2.16 billion in average earning assets during the first quarter of 2009. Average loans and leases were down $304.5 million, average federal funds sold decreased $24.3 million, average securities increased $6.9 million, and average short-term investments decreased $9.5 million. During the first three months of 2010 and 2009, earning assets had a weighted average rate (tax equivalent-adjusted basis) of 5.22% and 5.33%, respectively. The decline in earning asset yield in the first quarter of 2010 compared to the prior-year first quarter primarily resulted from a higher level of nonperforming assets. At March 31, 2010, nonperforming assets totaled $117.6 million, or 6.18% of total assets, up from $83.7 million, or 3.74% of total assets, at March 31, 2009.
Interest expense during the first quarter of 2010 was $8.9 million, a decrease of $7.3 million, or 45.2%, from the $16.2 million expensed during the first quarter of 2009. The reduction in interest expense is primarily attributable to a decline in the weighted average cost of interest-bearing liabilities and a decrease in the volume of interest-bearing liabilities. During the first three months of 2010 and 2009, interest-bearing liabilities had a weighted average rate of 2.17% and 3.36%, respectively. The lower weighted average cost of interest-bearing liabilities is primarily due to the decline in market interest rates that began late in the third quarter of 2007 and continued through December of 2008. Maturing fixed-rate liabilities were replaced with lower-costing funds throughout 2009 and during the first quarter of 2010. During the first three months of 2010, interest-bearing liabilities averaged $1.66 billion, or $297.3 million lower than average interest-bearing liabilities of $1.96 billion during the same time period in 2009. Average interest-bearing deposits were down $233.3 million, while average FHLB advances decreased $70.5 million, average short-term borrowings increased $8.3 million, and average other borrowings decreased $1.8 million.
Net interest income during the first quarter of 2010 was $14.3 million, an increase of $2.5 million, or 21.2%, over the $11.8 million earned during the first quarter of 2009. The increase in net interest income was due to an increase in the net interest margin, which more than offset a decrease in earning assets. The net interest margin increased from 2.28% during the first three months of 2009 to 3.25% during the first three months of 2010, primarily reflecting a reduction in our cost of funds, which more than offset the decreased yield on earning assets. Although our yield on earning assets declined in the first quarter of 2010 compared to the prior-year first quarter mainly due to a higher level of nonperforming assets, our cost of funds declined at a far greater rate, resulting in the improved net interest margin. The cost of funds primarily decreased as a result of higher-costing matured wholesale funds, consisting of certificates of deposit and FHLB advances, being replaced by lower-costing funds.
Given the multitude of factors that impact the net interest margin, it is difficult to predict future net interest margins. However, in light of the current interest rate environment, our net interest margin during the remainder of 2010 should benefit from a continued reduction in our cost of funds and the loan pricing initiatives instituted in 2008 and 2009. With respect to our cost of funds, we have about $430 million in wholesale funds at an average rate of 1.80% scheduled to mature during the remainder of 2010. Current rates on wholesale instruments generally range from 0.30% to 3.00%, depending on the type of product and term. During the first quarter of 2010, our average rate on new wholesale funds was about 1.10%; the planned implementation of a matched-funding program involving new and existing fixed-rate loans will likely place upward pressure on the average rate of wholesale funds acquired in future periods as the duration of the wholesale funding portfolio is increased. While a continued reduction in our cost of funds will positively impact our net interest margin, the impact of asset quality on the net interest margin is difficult to predict.

42.

MERCANTILE BANK CORPORATION
The following table sets forth certain information relating to our consolidated average interest-earning assets and interest-bearing liabilities and reflects the average yield on assets and average cost of liabilities for the first quarter of 2010 and 2009. Such yields and costs are derived by dividing income or expense by the average daily balance of assets or liabilities, respectively, for the period presented. Tax-exempt securities interest income and yield have been computed on a tax equivalent basis using a marginal tax rate of 35%. Securities interest income was increased by $296,000 and $326,000 in the first quarter of 2010 and 2009, respectively, for this adjustment.

			Quarters ended March 31,
	2010			2009
	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate
			(dollars in thousands)
ASSETS
Loans and leases	$1,516,898	$20,406	5.46%	$1,821,428	$25,185	5.61%
Investment securities	248,483	3,039	4.89	241,608	3,102	5.13
Federal funds sold	50,511	31	0.25	74,784	47	0.25
Short-term investments	7,937	9	0.44	17,458	13	0.29

Total interest — earning assets	1,823,829	23,485	5.22	2,155,278	28,347	5.33

Allowance for loan and lease losses	(51,224)			(29,105)
Other assets	148,146			128,134

Total assets	$1,920,751			$2,254,307

LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing deposits	$1,318,607	$6,497	2.00%	$1,551,957	$12,841	3.36%
Short-term borrowings	99,128	344	1.41	90,794	440	1.97
Federal Home Loan Bank advances	193,222	1,696	3.51	263,722	2,452	3.72
Other borrowings	49,853	346	2.78	51,615	483	3.74

Total interest-bearing liabilities	1,660,810	8,883	2.17	1,958,088	16,216	3.36

Noninterest-bearing deposits	114,484			106,367
Other liabilities	5,972			16,438
Shareholders’ equity	139,485			173,414

Total liabilities and shareholders’ equity	$1,920,751			$2,254,307

Net interest income		$14,602			$12,131

Net interest rate spread			3.05%			1.97%

Net interest rate margin on average assets			3.08%			2.18%

Net interest margin on earning assets			3.25%			2.28%

43.

MERCANTILE BANK CORPORATION
The provision for loan and lease losses during the first quarter of 2010 was $8.4 million, compared to $10.4 million during the first quarter of 2009. The significant provision expense incurred in both periods is in response to the deterioration of the quality of our loan portfolio; continued state, regional, and national economic struggles have negatively impacted some of our borrowers’ cash flows and underlying collateral values, leading to increased nonperforming assets, elevated net loan and lease charge-offs, and increased overall credit risk within our loan and lease portfolio.
Net loan and lease charge-offs of $6.2 million were recorded during the first three months of 2010, compared to net loan and lease charge-offs of $10.9 million during the fourth quarter of 2009 and $5.6 million during the first quarter of 2009. Of the $6.8 million in gross loans and leases charged-off during the first three months of 2010, $4.4 million, or about 64%, represents the elimination of specific reserves that were established in earlier periods. The remaining $2.4 million, while in part covered through general reserve allocations via our loan grading system, is included in the $8.4 million provision that was expensed during the first quarter of 2010. Provision expense during the first three months of 2010 allocated to CRE loans totaled $5.0 million, with another $3.7 million allocated to C&D loans and $0.7 million allocated to C&I loans. Recoveries and a reduction in total loans and leases outstanding during the first quarter of 2010 mitigated the necessary provision expense by $1.0 million. The allowance, as a percentage of total loans and leases outstanding, was 3.35% as of March 31, 2010, compared to 3.11% as of December 31, 2009 and 1.79% as of March 31, 2009.
Noninterest income during the first quarter of 2010 was $2.66 million, an increase of 30.7% over the $2.03 million earned during the first quarter of 2009. Since we will not be in a taxable position near-term, we elected to sell $20 million of our $60 million tax-exempt municipal bond portfolio late in the first quarter of 2010, realizing a gain on sale of $0.5 million. Also during the first quarter of 2010, we sold $5.5 million in guaranteed portions of certain Small Business Administration-guaranteed commercial loans, recognizing a gain on sale of $0.2 million. Excluding these gains, noninterest income declined 3.6% in the first quarter of 2010 compared to the year-ago quarter. Declines in mortgage banking income and overdraft service charges, which were partially offset by increases in rental income from foreclosed properties and earnings on bank-owned life insurance, resulted in the lower level of recurring noninterest income during the first three months of 2010 compared to the same time period in 2009.
Noninterest expense during the first quarter of 2010 was $11.6 million, an increase of 8.0% over the $10.8 million expensed during the first quarter of 2009, primarily due to higher costs associated with the administration and resolution of nonperforming assets, including legal expenses, property tax payments, appraisal fees, and write-downs on foreclosed properties, and increased FDIC insurance premiums. Nonperforming asset administration and resolution costs totaled $2.5 million during the first three months of 2010, an increase of $1.5 million from the $1.0 million in costs incurred during the first three months of 2009. FDIC insurance premiums were $1.2 million in the first quarter of 2010 compared to $0.6 million in the prior-year first quarter. While it is difficult to predict future FDIC deposit insurance assessments given the enormous stress on the Deposit Insurance Fund from the significant losses incurred from bank failures, it is very likely that the expense will remain at elevated levels until economic conditions improve and the rate of bank failures declines substantially. Controllable operating expenses, including salaries and benefits, occupancy, furniture and equipment costs, and various other expenses, declined $1.2 million, or 13.2%, in the first quarter of 2010 compared to the same 2009 time period. Salary and benefit costs were down $0.9 million during the first three months of 2010 compared to the respective 2009 timeframe, primarily resulting from a reduction in full-time equivalent employees from 298 at first quarter-end 2009 to 251 at first quarter-end 2010. Occupancy, furniture and equipment costs declined by $0.2 million in the first quarter of 2010 compared to the year-ago quarter, primarily resulting from an aggregate reduction in rent and depreciation expenses. Beginning in the fourth quarter of 2009, overhead cost savings of approximately $200,000 per month were achieved as a result of the consolidation of the mid- and eastern regions of our Michigan banking activities that was completed in August of 2009.

44.

MERCANTILE BANK CORPORATION
During the first quarter of 2010, we recorded a loss before federal income tax of $3.1 million and a federal income tax benefit of $0.4 million, compared to a loss before federal income tax of $7.3 million and a federal income tax benefit of $2.8 million during the first quarter of 2009. Our ability to recognize federal income tax benefits during periods in which net losses are recorded is significantly limited due to the establishment of a valuation allowance against the entire balance of our net deferred tax asset in the fourth quarter of 2009. Generally, the calculation for the federal income tax provision (benefit) does not consider the tax effects of changes in other comprehensive income (“OCI”), which is a component of shareholders’ equity on the balance sheet. However, an exception is provided in certain circumstances, such as when there is a pre-tax loss from continuing operations. In such cases, pre-tax income from other categories (such as changes in OCI) is included in the calculation of the federal income tax provision (benefit) for the current year. This resulted in the recognition of a $0.4 million federal income tax benefit in the first quarter of 2010.
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

45.

MERCANTILE BANK CORPORATION
The following table depicts our GAP position as of March 31, 2010:

	Within	Three to	One to	After
	Three	Twelve	Five	Five
	Months	Months	Years	Years	Total
Assets:
Commercial loans (1)	$509,593,000	$239,808,000	$580,370,000	$40,780,000	$1,370,551,000
Leases	6,000	124,000	686,000	0	816,000
Residential real estate loans	47,150,000	12,509,000	48,770,000	11,982,000	120,411,000
Consumer loans	2,013,000	979,000	2,678,000	176,000	5,846,000
Securities (2)	40,758,000	3,131,000	52,099,000	132,642,000	228,630,000
Federal funds sold	74,352,000	0	0	0	74,352,000
Short-term investments	9,475,000	0	0	0	9,475,000
Allowance for loan and lease losses	0	0	0	0	(50,126,000)
Other assets	0	0	0	0	142,968,000

Total assets	683,347,000	256,551,000	684,603,000	185,580,000	$1,902,923,000

Liabilities:
Interest-bearing checking	141,313,000	0	0	0	141,313,000
Savings deposits	37,688,000	0	0	0	37,688,000
Money market accounts	63,696,000	0	0	0	63,696,000
Time deposits under $100,000	30,315,000	74,314,000	29,647,000	0	134,276,000
Time deposits $100,000 & over	243,152,000	398,442,000	283,251,000	0	924,845,000
Short-term borrowings	98,619,000	0	0	0	98,619,000
Federal Home Loan Bank advances	30,000,000	65,000,000	95,000,000	0	190,000,000
Other borrowed money	34,819,000	5,000,000	10,000,000	0	49,819,000
Noninterest-bearing checking	0	0	0	0	118,391,000
Other liabilities	0	0	0	0	6,056,000

Total liabilities	679,602,000	542,756,000	417,898,000	0	1,764,703,000
Shareholders’ equity	0	0	0	0	138,220,000

Total liabilities & shareholders’ equity	679,602,000	542,756,000	417,898,000	0	$1,902,923,000

Net asset (liability) GAP	$3,745,000	$(286,205,000)	$266,705,000	$185,580,000

Cumulative GAP	$3,745,000	$(282,460,000)	$(15,755,000)	$169,825,000

Percent of cumulative GAP to total assets	0.2%	(14.8)%	(0.8)%	8.9%

(1)	Floating rate loans that are currently at interest rate floors are treated as fixed rate loans and are reflected using maturity date and not repricing frequency.

(2)	Mortgage-backed securities are categorized by average life calculations based upon prepayment trends as of March 31, 2010.

46.

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
We conducted multiple simulations as of March 31, 2010, in which it was assumed that changes in market interest rates occurred ranging from up 300 basis points to down 300 basis points in equal quarterly instalments over the next twelve months. The following table reflects the suggested impact on net interest income over the next twelve months in comparison to estimated net interest income based on our balance sheet structure, including the balances and interest rates associated with our specific loans, securities, deposits and borrowed funds, as of March 31, 2010. The resulting estimates are well within our policy parameters established to manage and monitor interest rate risk.

	Dollar Change	Percent Change
	In Net	In Net
Interest Rate Scenario	Interest Income	Interest Income
Interest rates down 300 basis points	$(685,000)	(1.1)%
Interest rates down 200 basis points	(5,000)	0.0
Interest rates down 100 basis points	630,000	1.0
No change in interest rates	1,415,000	2.2
Interest rates up 100 basis points	(130,000)	(0.2)
Interest rates up 200 basis points	250,000	0.4
Interest rates up 300 basis points	2,170,000	3.4
The resulting estimates have been significantly impacted by the current interest rate and economic environments, as adjustments have been made to critical model inputs with regards to traditional interest rate relationships. This is especially important as it relates to floating rate commercial loans and brokered certificates of deposit, which comprise a substantial portion of our balance sheet. As of March 31, 2010, the Mercantile Bank Prime Rate is 4.50% as compared to the Wall Street Journal Prime Rate of 3.25%. Historically, the two indices have been equal; however, we elected not to reduce the Mercantile Bank Prime Rate in late October and mid-December of 2008 when the Wall Street Journal Prime Rate declined by 50 and 75 basis points, respectively. In conducting our simulations at March 31, 2010, we have made the assumption that the Mercantile Bank Prime Rate will remain unchanged until the Wall Street Journal Prime Rate exceeds the Mercantile Bank Prime Rate, at which time the two indices will remain equal in the increasing interest rate scenarios. Also, brokered certificate of deposit rates have substantially decreased since December of 2008, with part of the decline attributable to a significant imbalance whereby the supply of available funds far outweighs the demand from banks looking to raise funds. As a result, we have substantially limited further reductions in brokered certificate of deposit rates in the declining interest rate scenarios.

47.

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
Item 4. Controls and Procedures
As of March 31, 2010, an evaluation was performed under the supervision of and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of March 31, 2010. There have been no significant changes in our controls over financial reporting during the quarter ended March 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

48.

MERCANTILE BANK CORPORATION
PART II — OTHER INFORMATION
Item 1. Legal Proceedings.
From time to time, we may be involved in various legal proceedings that are incidental to our business. In our opinion, we are not a party to any current legal proceedings that are material to our financial condition, either individually or in the aggregate.
Item 1A. Risk Factors.
There have been no material changes in our risk factors from those previously disclosed in our annual report on Form 10-K for the year ended December 31, 2009.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
We made no unregistered sale of equity securities, nor did we purchase our equity securities, during the quarter ended March 31, 2010.
In April 2010, our Board of Directors suspended future payments of cash dividends on our common stock until economic conditions and our financial performance improve. Holders of our common stock are entitled to receive cash dividends to the extent that they are declared from time to time by our Board of Directors. We may only pay cash dividends out of funds that are legally available for that purpose. We are a holding company and substantially all of our assets are held by our subsidiaries. Our ability to pay cash dividends to our shareholders depends primarily on our bank’s ability to pay cash dividends to us. Cash dividend payments and extensions of credit to us from our bank are subject to legal and regulatory limitations, generally based on capital levels and current and retained earnings, imposed by law and regulatory agencies with authority over our bank. The ability of our bank to pay cash dividends is also subject to its profitability, financial condition, capital expenditures and other cash flow requirements. In addition, under the terms of the subordinated debentures that we issued to the trust, we would be precluded from paying cash dividends on our common stock if an event of default has occurred and is continuing under the subordinated debentures, or if we exercised our right to defer payments of interest on the subordinated debentures, until the deferral ended. Also, in connection with our participation in the United States Treasury Department’s Capital Purchase Program, we agreed that we would not, without the Treasury Department’s consent, increase the cash dividend rate on our common stock, or with certain exceptions, repurchase any shares of our common stock. These restrictions relating to the Capital Purchase Program remain in effect until the earlier of (i) May 15, 2012, or (ii) when all of the preferred stock that we sold to the Treasury Department has been redeemed by us or transferred by the Treasury Department to third parties.
Item 3. Defaults Upon Senior Securities.
Not applicable.
Item 4. Reserved
Not applicable.
Item 5. Other Information.
Not applicable.

49.

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

50.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 10, 2010.

MERCANTILE BANK CORPORATION
By:	/s/ Michael H. Price
Michael H. Price
Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)

By:	/s/ Charles E. Christmas
Charles E. Christmas
Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)

51.

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