Form 10-Q
period 2010-06-30
MERCANTILE BANK CORP
filed 2010-08-09
CIK 1042729

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2010

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
Yes ☐ No ☑
At August 9, 2010, there were 8,594,307 shares of Common Stock outstanding.

MERCANTILE BANK CORPORATION

INDEX

MERCANTILE BANK CORPORATION
PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2010	2009
	(Unaudited)	(Audited)
ASSETS
Cash and due from banks	$16,521,000	$18,896,000
Short-term investments	9,470,000	1,471,000
Federal funds sold	53,892,000	1,368,000

Total cash and cash equivalents	79,883,000	21,735,000

Securities available for sale	217,117,000	182,492,000
Securities held to maturity (fair value of $60,271,000 at December 31, 2009)	0	59,211,000
Federal Home Loan Bank stock	15,681,000	15,681,000

Loans and leases	1,410,710,000	1,539,818,000
Allowance for loan and lease losses	(47,738,000)	(47,878,000)

Loans and leases, net	1,362,972,000	1,491,940,000

Premises and equipment, net	28,636,000	29,684,000
Bank owned life insurance	45,890,000	45,024,000
Accrued interest receivable	6,278,000	7,088,000
Other real estate owned and repossessed assets	23,020,000	26,608,000
Other assets	24,585,000	26,745,000

Total assets	$1,804,062,000	$1,906,208,000

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits
Noninterest-bearing	$126,572,000	$121,157,000
Interest-bearing	1,213,588,000	1,280,470,000

Total deposits	1,340,160,000	1,401,627,000

Securities sold under agreements to repurchase	108,271,000	99,755,000
Federal funds purchased	0	2,600,000
Federal Home Loan Bank advances	160,000,000	205,000,000
Subordinated debentures	32,990,000	32,990,000
Other borrowed money	16,836,000	16,890,000
Accrued expenses and other liabilities	6,762,000	7,242,000

Total liabilities	1,665,019,000	1,766,104,000

Shareholders’ equity
Preferred stock, no par value; 1,000,000 shares authorized; 21,000 shares outstanding at June 30, 2010 and December 31, 2009	19,955,000	19,839,000
Common stock, no par value: 20,000,000 shares authorized; 8,594,307 shares outstanding at June 30, 2010 and 8,592,514 shares outstanding at December 31, 2009	172,631,000	172,438,000
Common stock warrant	1,138,000	1,138,000
Retained earnings (deficit)	(57,818,000)	(54,170,000)
Accumulated other comprehensive income	3,137,000	859,000

Total shareholders’ equity	139,043,000	140,104,000

Total liabilities and shareholders’ equity	$1,804,062,000	$1,906,208,000

See accompanying notes to consolidated financial statements.

MERCANTILE BANK CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	June 30, 2010	June 30, 2009	June 30, 2010	June 30, 2009
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Interest income
Loans and leases, including fees	$20,066,000	$24,080,000	$40,471,000	$49,265,000
Securities, taxable	2,039,000	1,889,000	4,022,000	3,825,000
Securities, tax-exempt	544,000	855,000	1,304,000	1,695,000
Federal funds sold	37,000	39,000	69,000	86,000
Short-term investments	10,000	3,000	19,000	16,000

Total interest income	22,696,000	26,866,000	45,885,000	54,887,000

Interest expense
Deposits	5,992,000	11,220,000	12,489,000	24,061,000
Short-term borrowings	353,000	475,000	697,000	915,000
Federal Home Loan Bank advances	1,576,000	2,295,000	3,272,000	4,747,000
Other borrowings	354,000	426,000	700,000	909,000

Total interest expense	8,275,000	14,416,000	17,158,000	30,632,000

Net interest income	14,421,000	12,450,000	28,727,000	24,255,000

Provision for loan and lease losses	6,200,000	11,500,000	14,600,000	21,900,000

Net interest income after provision for loan and lease losses	8,221,000	950,000	14,127,000	2,355,000

Noninterest income
Services charges on accounts	447,000	500,000	913,000	1,012,000
Earnings on bank owned life insurance	454,000	296,000	865,000	641,000
Rental income from other real estate owned	390,000	60,000	791,000	193,000
Mortgage banking activities	130,000	403,000	230,000	772,000
Net gain on sales of securities	0	0	476,000	0
Gain on sales of commercial loans	5,000	0	225,000	0
Other income	570,000	604,000	1,151,000	1,277,000

Total noninterest income	1,996,000	1,863,000	4,651,000	3,895,000

Noninterest expense
Salaries and benefits	4,559,000	5,247,000	9,225,000	10,799,000
Occupancy	723,000	883,000	1,473,000	1,804,000
Furniture and equipment depreciation, rent and maintenance	396,000	466,000	805,000	933,000
Nonperforming asset costs	2,460,000	1,119,000	4,964,000	2,101,000
FDIC insurance costs	1,167,000	1,796,000	2,353,000	2,430,000
Branch consolidation costs	0	1,150,000	0	1,150,000
Other expense	2,137,000	1,703,000	4,256,000	3,919,000

Total noninterest expenses	11,442,000	12,364,000	23,076,000	23,136,000

Income (loss) before federal income tax expense (benefit)	(1,225,000)	(9,551,000)	(4,298,000)	(16,886,000)

Federal income tax expense (benefit)	(862,000)	(3,326,000)	(1,292,000)	(6,172,000)

Net income (loss)	(363,000)	(6,225,000)	(3,006,000)	(10,714,000)

Preferred stock dividends and accretion	321,000	163,000	641,000	163,000

Net income (loss) available to common shareholders	$(684,000)	$(6,388,000)	$(3,647,000)	$(10,877,000)

See accompanying notes to consolidated financial statements.

MERCANTILE BANK CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS (Continued)
(Unaudited)

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	June 30, 2010	June 30, 2009	June 30, 2010	June 30, 2009
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Basic earnings (loss) per share	$(0.08)	$(0.75)	$(0.43)	$(1.28)

Diluted earnings (loss) per share	$(0.08)	$(0.75)	$(0.43)	$(1.28)

Cash dividends per share	$0.00	$0.01	$0.01	$0.05

Average basic shares outstanding	8,505,086	8,487,747	8,503,388	8,484,524

Average diluted shares outstanding	8,505,086	8,487,747	8,503,388	8,484,524

See accompanying notes to consolidated financial statements.

MERCANTILE BANK CORPORATION
CONSOLIDATED STATEMENTS OF
CHANGES IN SHAREHOLDERS’ EQUITY
(Unaudited)

					Accumulated
			Common	Retained	Other	Total
	Preferred	Common	Stock	Earnings	Comprehensive	Shareholders’
($ in thousands)	Stock	Stock	Warrant	(Deficit)	Income (Loss)	Equity
Balances, January 1, 2010	$19,839	$172,438	$1,138	$(54,170)	$859	$140,104

Accretion of preferred stock	116			(116)		0

Employee stock purchase plan (5,086 shares)		23				23

Dividend reinvestment plan (687 shares)		3				3

Stock-based compensation expense		252				252

Cash dividends ($0.01 per common share)		(85)				(85)

Preferred stock dividends				(526)		(526)

Comprehensive income (loss):

Net loss for the period from January 1, 2010 through June 30, 2010				(3,006)		(3,006)

Change in net unrealized gain on securities available for sale, net of reclassifications and tax effect					2,068	2,068

Net unrealized gain on securities transferred from held to maturity to available for sale, net of tax effect					274	274

Reclassification of unrealized gain on interest rate swaps, net of tax effect					(64)	(64)

Total comprehensive loss						(728)

Balances, June 30, 2010	$19,955	$172,631	$1,138	$(57,818)	$3,137	$139,043

See accompanying notes to consolidated financial statements.

MERCANTILE BANK CORPORATION
CONSOLIDATED STATEMENTS OF
CHANGES IN SHAREHOLDERS’ EQUITY (Continued)
(Unaudited)

					Accumulated
			Common	Retained	Other	Total
	Preferred	Common	Stock	Earnings	Comprehensive	Shareholders’
($ in thousands)	Stock	Stock	Warrant	(Deficit)	Income (Loss)	Equity
Balances, January 1, 2009	$0	$172,353	$0	$(1,281)	$3,300	$174,372

Preferred stock issued, net	19,696					19,696

Accretion of preferred stock	29			(29)		0

Common stock warrant issued			1,138			1,138

Employee stock purchase plan (6,979 shares)		30				30

Dividend reinvestment plan (2,212 shares)		8				8

Stock-based compensation expense		310				310

Cash dividends ($0.05 per common share)		(424)				(424)

Preferred stock dividends				(134)		(134)

Comprehensive income (loss):

Net loss for the period from January 1, 2009 through June 30, 2009				(10,714)		(10,714)

Change in net unrealized gain (loss) on securities available for sale, net of reclassifications and tax effect					(1,748)	(1,748)

Reclassification of unrealized gain on interest rate swaps, net of tax effect					(842)	(842)

Total comprehensive loss						(13,304)

Balances June 30, 2009	$19,725	$172,277	$1,138	$(12,158)	$710	$181,692

See accompanying notes to consolidated financial statements.

MERCANTILE BANK CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months	Six Months
	Ended	Ended
	June 30, 2010	June 30, 2009
Cash flows from operating activities
Net income (loss)	$(3,006,000)	$(10,714,000)
Adjustments to reconcile net income (loss) to net cash from operating activities
Depreciation and amortization	1,306,000	1,472,000
Provision for loan and lease losses	14,600,000	21,900,000
Stock-based compensation expense	252,000	310,000
Proceeds from sales of mortgage loans held for sale	14,497,000	54,068,000
Origination of mortgage loans held for sale	(13,215,000)	(56,279,000)
Net gain from sales of mortgage loans held for sale	(147,000)	(608,000)
Gain from sale of commercial loans	(225,000)	0
Net gain from sale of held to maturity securities	(476,000)	0
Net loss from sale and valuation write-down of foreclosed assets	1,523,000	544,000
Recognition of unrealized gain on interest rate swaps	(99,000)	(1,296,000)
Earnings on bank owned life insurance	(865,000)	(641,000)
Net change in:
Accrued interest receivable	810,000	780,000
Other assets	599,000	(6,397,000)
Accrued expenses and other liabilities	(480,000)	(644,000)

Net cash from operating activities	15,074,000	2,495,000

Cash flows from investing activities
Loan and lease originations and payments, net	101,912,000	127,948,000
Purchases of:
Securities available for sale	(37,516,000)	(31,790,000)
Securities held to maturity	0	(1,024,000)
Proceeds from:
Maturities, calls and repayments of available for sale securities	45,836,000	33,088,000
Maturities, calls and repayments of held to maturity securities	0	3,520,000
Sales of held to maturity securities	20,452,000	0
Proceeds from sales of commercial loans	5,648,000	0
Proceeds from sales of foreclosed assets	7,962,000	1,887,000
Purchases of premises and equipment, net	(30,000)	(26,000)

Net cash from investing activities	144,264,000	133,603,000

Cash flows from financing activities
Net decrease in time deposits	(152,027,000)	(130,246,000)
Net increase in all other deposits	90,560,000	9,304,000
Net increase in securities sold under agreements to repurchase	8,516,000	15,172,000
Net decrease in federal funds purchased	(2,600,000)	0
Proceeds from Federal Home Loan Bank advances	0	5,000,000
Maturities of Federal Home Loan Bank advances	(45,000,000)	(40,000,000)
Net decrease in other borrowed money	(54,000)	(2,678,000)
Proceeds from issuance of preferred stock and common stock warrant, net	0	20,834,000
Employee stock purchase plan	23,000	30,000
Dividend reinvestment plan	3,000	8,000
Payment of cash dividends on preferred stock	(526,000)	0
Payment of cash dividends on common shares	(85,000)	(424,000)

Net cash for financing activities	(101,190,000)	(123,000,000)

See accompanying notes to consolidated financial statements.

MERCANTILE BANK CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(Unaudited)

	Six Months	Six Months
	Ended	Ended
	June 30, 2010	June 30, 2009
Net change in cash and cash equivalents	58,148,000	13,098,000
Cash and cash equivalents at beginning of period	21,735,000	25,804,000

Cash and cash equivalents at end of period	$79,883,000	$38,902,000

Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest	$18,631,000	$33,867,000
Federal income tax	0	0
Noncash financing and investing activities:
Transfers from loans and leases to foreclosed assets	5,898,000	6,859,000
Preferred stock cash dividend accrued	134,000	134,000
See accompanying notes to consolidated financial statements.

MERCANTILE BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1.	SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation: The unaudited financial statements for the six months ended June 30, 2010 include the consolidated results of operations of Mercantile Bank Corporation and its consolidated subsidiaries. These subsidiaries include Mercantile Bank of Michigan (“our bank”) and our bank’s three subsidiaries, Mercantile Bank Mortgage Company, LLC (“our mortgage company”), Mercantile Bank Real Estate Co., LLC (“our real estate company”), and Mercantile Insurance Center, Inc. (“our insurance center”). These consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and Item 303(b) of Regulation S-K and do not include all disclosures required by accounting principles generally accepted in the United States of America for a complete presentation of our financial condition and results of operations. In the opinion of management, the information reflects all adjustments (consisting only of normal recurring adjustments) which are necessary in order to make the financial statements not misleading and for a fair presentation of the results of operations for such periods. The results for the period ended June 30, 2010 should not be considered as indicative of results for a full year. For further information, refer to the consolidated financial statements and footnotes included in our annual report on Form 10-K for the year ended December 31, 2009.

We formed a business trust, Mercantile Bank Capital Trust I (“the trust”), in 2004 to issue trust preferred securities. We issued subordinated debentures to the trust in return for the proceeds raised from the issuance of the trust preferred securities. The trust is not consolidated, but instead we report the subordinated debentures issued to the trust as a liability.

Earnings Per Share: Basic earnings per share is based on the weighted average number of common shares and participating securities outstanding during the period. Diluted earnings per share include the dilutive effect of additional potential common shares issuable under our stock-based compensation plans and our common stock warrant, and are determined using the treasury stock method. Our unvested restricted shares, which contain non-forfeitable rights to dividends whether paid or accrued (i.e., participating securities), are included in the number of shares outstanding for both basic and diluted earnings per share calculations. In the event of a net loss, our unvested restricted shares are excluded from the calculation of both basic and diluted earnings per share.

Due to our net loss, approximately 88,000 unvested restricted shares were not included in determining both basic and diluted earnings per share for the three and six months ended June 30, 2010, and approximately 98,000 unvested restricted shares were not included in determining both basic and diluted earnings per share for the three and six months ended June 30, 2009. In addition, stock options and a stock warrant for approximately 285,000 and 616,000 shares of common stock, respectively, were antidilutive and not included in determining diluted earnings per share for the three and six months ended June 30, 2010, and stock options and a stock warrant for approximately 319,000 and 616,000 shares of common stock, respectively, were antidilutive and not included in determining diluted earnings per share for the three and six months ended June 30, 2009. Weighted average diluted common shares outstanding equals the weighted average common shares outstanding during the three and six month periods ended June 30, 2010 and 2009 due to the net losses recorded during those time periods.
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

Derivatives: Derivative financial instruments are recognized as assets or liabilities at fair value. The accounting for changes in the fair value of derivatives depends on the use of the derivatives and whether the derivatives qualify for hedge accounting. Historically, our derivatives have consisted of interest rate swap agreements, which are used as part of our asset and liability management to help manage interest rate risk. We do not use derivatives for trading purposes.
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

Adoption of New Accounting Standards: In December 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) ASU 2009-16, Accounting for Transfers of Financial Assets (formerly Statement No. 166, Accounting for Transfers of Financial Assets, an amendment of FASB Statement No. 140). This ASU amends the guidance on accounting for transfers of financial assets, including securitization transactions, where entities have continued exposure to risks related to transferred financial assets. This ASU also expands the disclosure requirements for such transactions. It is effective as of the beginning of the first annual reporting period that begins after November 15, 2009. The adoption of this ASU on January 1, 2010 had no impact on our results of operations or financial position.

In January 2010, the FASB issued ASU 2010-06, Improving Disclosure about Fair Value Measurements. This ASU requires new disclosures on the amount and reason for transfers in and out of Level 1 and Level 2 recurring fair value measurements. The ASU also requires disclosure of activities (i.e., on a gross basis), including purchases, sales, issuances, and settlements, in the reconciliation of Level 3 fair value recurring measurements. The ASU clarifies existing disclosure requirements on levels of disaggregation and disclosures about inputs and valuation techniques. The new disclosures regarding Level 1 and Level 2 fair value measurements and clarification of existing disclosures are effective for periods beginning after December 15, 2009. The disclosures about the reconciliation of information in Level 3 recurring fair value measurements are required for periods beginning after December 15, 2010. Upon adoption of the applicable portions of this ASU on January 1, 2010, we provided the required disclosures as presented in Note 12. For those additional disclosures required for fiscal years beginning after December 15, 2010, we anticipate first including those disclosures in our financial statements for the period ending March 31, 2011.
(Continued)

MERCANTILE BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1.	SIGNIFICANT ACCOUNTING POLICIES (Continued)

In July 2010, the FASB issued ASU 2010-20, Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses. In order to provide greater transparency, this ASU requires significant new disclosures on a disaggregated basis about the allowance for credit losses (e.g., allowance for loan and lease losses for banks) and the credit quality of financing receivables (e.g., loans and leases for banks). Under the ASU, a rollforward schedule of the allowance for loan and lease losses, with the ending allowance balance further disaggregated on the basis of the impairment method, along with the related ending loan and lease balance and significant purchases and sales of loans and leases during the period are to be disclosed by portfolio segment (e.g., commercial loans, retail loans). Additional disclosures are required by class of loan and lease (e.g., commercial real estate, construction and development, residential, consumer), including credit quality, aging of past due loans, nonaccrual status and impairment information. Disclosure of the nature and extent of troubled debt restructurings that occurred during the period and their effect on the allowance for loan and lease losses as well as the effect on the allowance of troubled debt restructurings that occurred within the prior 12 months that defaulted during the current reporting period will also be required. The disclosures are to be presented at the level of disaggregation that management uses when assessing and monitoring the loan and lease portfolio’s risk and performance. The majority of the disclosures, required as of the end of a reporting period, are effective for interim and annual periods ending after December 15, 2010 and will be first included in our annual financial statements for the year ending December 31, 2010. The disclosures about activity that occurred prior to issuance of the ASU (e.g., allowance rollforward and loan modification disclosures) are effective for interim and annual reporting periods beginning after December 15, 2010 and will be first disclosed in our financial statements for the interim period ending March 31, 2011. Comparative disclosures for earlier reporting periods ending after initial adoption are required and encouraged for reporting periods ending before initial adoption.
(Continued)

MERCANTILE BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
2.	SECURITIES

The amortized cost and fair value of available for sale securities and the related pre-tax gross unrealized gains and losses recognized in accumulated other comprehensive income (loss) are as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
June 30, 2010
U.S. Government agency debt obligations	$100,731,000	$1,577,000	$(9,000)	$102,299,000
Mortgage-backed securities	54,289,000	3,702,000	0	57,991,000
Michigan Strategic Fund bonds	19,695,000	0	0	19,695,000
Municipal general obligation bonds	29,866,000	361,000	(153,000)	30,074,000
Municipal revenue bonds	5,548,000	50,000	(11,000)	5,587,000
Mutual funds	1,448,000	23,000	0	1,471,000

	$211,577,000	$5,713,000	$(173,000)	$217,117,000

December 31, 2009
U.S. Government agency debt obligations	$96,438,000	$490,000	$(1,384,000)	$95,544,000
Mortgage-backed securities	62,171,000	2,811,000	0	64,982,000
Michigan Strategic Fund bonds	20,550,000	0	0	20,550,000
Mutual funds	1,425,000	0	(9,000)	1,416,000

	$180,584,000	$3,301,000	$(1,393,000)	$182,492,000

The carrying amount, unrecognized gains and losses, and fair value of securities categorized as held to maturity were as follows at December 31, 2009 (none at June 30, 2010):

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
Securities with unrealized losses at June 30, 2010 and December 31, 2009, aggregated by investment category and length of time that individual securities have been in a continuous loss position, are as follows:

	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Loss	Value	Loss	Value	Loss
June 30, 2010
U.S. Government agency debt obligations	$2,743,000	$(7,000)	$999,000	$(2,000)	$3,742,000	$(9,000)
Mortgage-backed securities	0	0	0	0	0	0
Michigan Strategic Fund bonds	0	0	0	0	0	0
Mutual funds	0	0	0	0	0	0
Municipal general obligation bonds	0	0	9,978,000	(153,000)	9,978,000	(153,000)
Municipal revenue bonds	0	0	1,066,000	(11,000)	1,066,000	(11,000)

	$2,743,000	$(7,000)	$12,043,000	$(166,000)	$14,786,000	$(173,000)

December 31, 2009
U.S. Government agency debt obligations	$50,190,000	$(1,322,000)	$7,927,000	$(62,000)	$58,117,000	$(1,384,000)
Mortgage-backed securities	0	0	0	0	0	0
Michigan Strategic Fund bonds	0	0	0	0	0	0
Mutual funds	0	0	1,211,000	(9,000)	1,211,000	(9,000)
Municipal general obligation bonds	738,000	(5,000)	8,638,000	(106,000)	9,376,000	(111,000)
Municipal revenue bonds	228,000	(12,000)	1,073,000	(7,000)	1,301,000	(19,000)

	$51,156,000	$(1,339,000)	$18,849,000	$(184,000)	$70,005,000	$(1,523,000)

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

There were 33 municipal general obligation bonds, 4 municipal revenue bonds, and 1 U.S. Government agency debt obligation in continuous loss positions for 12 months or more at June 30, 2010. At June 30, 2010, 41 debt securities with a fair value totaling $14.8 million have unrealized losses with aggregate depreciation of $0.2 million, or 0.1% from the amortized cost basis of total securities. At June 30, 2010, 223 debt securities and a mutual fund with a fair value totaling $168.4 million have unrealized gains with aggregate appreciation of $5.7 million, or 2.7% from the amortized cost basis of total securities. After we considered whether the securities were issued by the federal government or its agencies and whether downgrades by bond rating agencies had occurred, we determined that unrealized losses were due to changing interest rate environments. As we do not intend to sell our debt securities before recovery of their cost basis and we believe it is more likely than not that we will not have to sell our debt securities before recovery of the cost basis, no declines are deemed to be other-than-temporary.

The amortized cost and fair values of debt securities at June 30, 2010, by contractual maturity, are shown below. The contractual maturity is utilized below for U.S. Government agency debt obligations and municipal bonds. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment fees. Securities not due at a single maturity date, primarily mortgage-backed securities, are shown separately.
(Continued)

MERCANTILE BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
2.	SECURITIES (Continued)
The maturities of securities and their weighted average yields at June 30, 2010 are also shown in the following table. The yields for municipal securities are shown at their tax equivalent yield.

	Weighted
	Average	Amortized	Fair
	Yield	Cost	Value
Due in 2010	5.43%	$3,333,000	$3,354,000
Due in 2011 through 2015	5.98	6,060,000	6,474,000
Due in 2016 through 2020	4.49	19,361,000	19,523,000
Due in 2021 and beyond	5.24	107,391,000	108,609,000
Mortgage-backed securities	5.14	54,289,000	57,991,000
Michigan Strategic Fund bonds	3.07	19,695,000	19,695,000
Mutual funds	3.06	1,448,000	1,471,000

	4.95%	$211,577,000	$217,117,000

At June 30, 2010, and December 31, 2009, the amortized cost of securities issued by the State of Michigan and all its political subdivisions totaled $35.4 million and $59.2 million, with an estimated market value of $35.7 million and $60.3 million, respectively. Total securities of any other specific issuer, other than the U.S. Government and its agencies, did not exceed 10% of shareholders’ equity.
The carrying value of U.S. Government agency debt obligations and mortgage-backed securities that are pledged to secure repurchase agreements, other deposits, and letters of credit issued on behalf of our customers was $154.2 million and $158.1 million at June 30, 2010 and December 31, 2009, respectively. In addition, substantially all of our municipal bonds have been pledged to the Discount Window of the Federal Reserve Bank of Chicago. Investments in Federal Home Loan Bank stock are restricted and may only be resold or redeemed by the issuer.
(Continued)

MERCANTILE BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
3.	LOANS
Our total loans at June 30, 2010 were $1.41 billion compared to $1.54 billion at December 31, 2009, a decrease of $129.1 million, or 8.4%. The components of our outstanding balances at June 30, 2010 and December 31, 2009, and the percentage change in loans from the end of 2009 to the end of the second quarter 2010, are as follows:

					Percent
	June 30, 2010		December 31, 2009		Increase
	Balance	%	Balance	%	(Decrease)
Real Estate:
Construction and land development	$152,546,000	10.8%	$176,078,000	11.4%	(13.4)%
Secured by 1-4 family properties	119,177,000	8.4	124,805,000	8.1	(4.5)
Secured by multi-family properties	43,557,000	3.1	47,679,000	3.1	(8.6)
Secured by nonresidential properties	771,274,000	54.7	814,058,000	52.9	(5.3)
Commercial	317,940,000	22.5	370,146,000	24.0	(14.1)
Leases	630,000	0.1	1,055,000	0.1	(40.3)
Consumer	5,586,000	0.4	5,997,000	0.4	(6.9)

Total loans and leases	$1,410,710,000	100.0%	$1,539,818,000	100.0%	(8.4)%

4.	ALLOWANCE FOR LOAN AND LEASE LOSSES
The following is a summary of the change in our allowance for loan and lease losses for the six months ended June 30:

	2010	2009
Balance at January 1	$47,878,000	$27,108,000
Charge-offs	(16,737,000)	(16,851,000)
Recoveries	1,997,000	448,000
Provision for loan and lease losses	14,600,000	21,900,000

Balance at June 30	$47,738,000	$32,605,000

(Continued)

MERCANTILE BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
5.	PREMISES AND EQUIPMENT, NET
Premises and equipment are comprised of the following:

	June 30,	December 31,
	2010	2009
Land and improvements	$8,531,000	$8,531,000
Buildings and leasehold improvements	24,516,000	24,515,000
Furniture and equipment	12,464,000	12,532,000

	45,511,000	45,578,000
Less: accumulated depreciation	16,875,000	15,894,000

Premises and equipment, net	$28,636,000	$29,684,000

Depreciation expense totaled $0.5 million during the second quarter of 2010, compared to $0.6 million during the second quarter of 2009. Depreciation expense totaled $1.1 million during the first six months of 2010, compared to $1.3 million during the first six months of 2009.
6.	DEPOSITS
Our total deposits at June 30, 2010 were $1.34 billion compared to $1.40 billion at December 31, 2009, a decrease of $61.5 million, or 4.4%. The components of our outstanding balances at June 30, 2010 and December 31, 2009, and percentage change in deposits from the end of 2009 to the end of the second quarter 2010, are as follows:

					Percent
	June 30, 2010		December 31, 2009		Increase
	Balance	%	Balance	%	(Decrease)
Noninterest-bearing demand	$126,572,000	9.4%	$121,157,000	8.6%	4.5%
Interest-bearing checking	128,293,000	9.6	86,320,000	6.2	48.6
Money market	79,210,000	5.9	32,008,000	2.3	147.5
Savings	34,595,000	2.6	38,625,000	2.8	(10.4)
Time, under $100,000	78,267,000	5.8	105,195,000	7.5	(25.6)
Time, $100,000 and over	234,059,000	17.5	293,455,000	20.9	(20.2)

	680,996,000	50.8	676,760,000	48.3	0.6

Out-of-area time, under $100,000	47,717,000	3.6	62,760,000	4.5	(24.0)
Out-of-area time, $100,000 and over	611,447,000	45.6	662,107,000	47.2	(7.7)

	659,164,000	49.2	724,867,000	51.7	(9.1)

Total deposits	$1,340,160,000	100.0%	$1,401,627,000	100.0%	(4.4)%

(Continued)

MERCANTILE BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
7.	SHORT-TERM BORROWINGS
Information relating to our securities sold under agreements to repurchase follows:

	Six Months Ended	Twelve Months Ended
	June 30, 2010	December 31, 2009
Outstanding balance at end of period	$108,271,000	$99,755,000
Average interest rate at end of period	1.41%	1.41%

Average balance during the period	$100,110,000	$98,409,000
Average interest rate during the period	1.40%	1.87%

Maximum month end balance during the period	$108,705,000	$111,692,000
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
Our outstanding balances at June 30, 2010 totaled $160.0 million and mature at varying dates from December 2010 through January 2014, with fixed rates of interest from 2.97% to 4.42% and averaging 3.52%. At December 31, 2009, outstanding balances totaled $205.0 million with maturities ranging from January 2010 through January 2014 and fixed rates of interest from 2.95% to 4.42% and averaging 3.50%.
Each advance is payable at its maturity date, and is subject to a prepayment fee if paid prior to the maturity date. The advances are collateralized by residential mortgage loans, first mortgage liens on multi-family residential property loans, first mortgage liens on commercial real estate property loans, and substantially all other assets of our bank, under a blanket lien arrangement. Our borrowing line of credit as of June 30, 2010 totaled about $220.0 million, with availability approximating $56.0 million.
Maturities of currently outstanding FHLB advances during the next 60 months are:

2010	$20,000,000
2011	85,000,000
2012	40,000,000
2013	10,000,000
2014	5,000,000
(Continued)

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
These instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized, if any, in the balance sheet. Our bank’s maximum exposure to loan loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual notional amount of those instruments. Our bank uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments. Collateral, such as accounts receivable, securities, inventory, and property and equipment, is generally obtained based on our credit assessment of the borrower. If required, estimated loss exposure resulting from these instruments is expensed and recorded as a liability. The balance of the liability was $0 as of June 30, 2010 and December 31, 2009.
A summary of the contractual amounts of our financial instruments with off-balance sheet risk at June 30, 2010 and December 31, 2009 follows:

	June 30,	December 31,
	2010	2009
Commercial unused lines of credit	$172,889,000	$205,018,000
Unused lines of credit secured by 1 — 4 family residential properties	25,214,000	24,916,000
Credit card unused lines of credit	8,253,000	8,565,000
Other consumer unused lines of credit	3,518,000	4,526,000
Commitments to extend credit	11,191,000	7,701,000
Standby letters of credit	27,573,000	36,512,000

	$248,638,000	$287,238,000

(Continued)

MERCANTILE BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
9.	COMMITMENTS AND OFF-BALANCE SHEET RISK (Continued)

Certain of our commercial loan customers have entered into interest rate swap agreements directly with our correspondent banks. To assist our commercial loan customers in these transactions, and to encourage our correspondent banks to enter into the interest rate swap transactions with minimal credit underwriting analyses on their part, we have entered into risk participation agreements with the correspondent banks whereby we agree to make payments to the correspondent banks owed by our commercial loan customers under the interest rate swap agreement in the event that our commercial loan customers do not make the payments. We are not a party to the interest rate swap agreements under these arrangements. As of June 30, 2010, the total notional amount of the underlying interest rate swap agreements was $52.1 million, with a net fair value from our commercial loan customers’ perspective of negative $5.7 million. Payments made in regards to the risk participation agreements total $460,000; however, we believe the affected customer will reimburse us for such payments and therefore we have accrued no valuation allowance for our receivable from this customer and have accrued no liability for potential future payments. These risk participation agreements are considered financial guarantees in accordance with applicable accounting guidance and are therefore recorded as liabilities at fair value, generally equal to the fees collected at the time of their execution. These liabilities are accreted into income during the term of the interest rate swap agreements, generally ranging from four to fifteen years.
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

On October 30, 2008, we terminated all of our interest rate swaps. The termination coincided with our decision to not lower our prime rate in association with the Federal Open Market Committee’s reduction of the targeted federal funds rate by 50 basis points on October 29, 2008. Virtually all of our prime rate-based commercial floating rate loans are tied to the Mercantile Bank Prime Rate, while our interest rate swaps utilized the Wall Street Journal Prime Rate. The resulting difference negatively impacted the effectiveness of our interest rate swaps, so we believed it was prudent to terminate them. The aggregate fair value of the interest rate swaps on October 30, 2008 was $2.4 million, which has been accreted into interest income on loans and leases based on the original term of the interest rate swaps. As of June 30, 2010, we had fully accreted the $2.4 million into interest income, including $0.1 million during the first six months of 2010.
11.	FAIR VALUES OF FINANCIAL INSTRUMENTS

Carrying amount and estimated fair values of financial instruments were as follows as of June 30, 2010 and December 31, 2009:

	June 30, 2010		December 31, 2009
	Carrying	Fair	Carrying	Fair
	Values	Values	Values	Values
Financial assets
Cash and cash equivalents	$79,883,000	$79,883,000	$21,735,000	$21,735,000
Securities available for sale	217,117,000	217,117,000	182,492,000	182,492,000
Securities held to maturity	0	0	59,211,000	60,271,000
Federal Home Loan Bank stock	15,681,000	15,681,000	15,681,000	15,681,000
Loans, net	1,362,972,000	1,372,716,000	1,491,940,000	1,501,860,000
Bank owned life insurance	45,890,000	45,890,000	45,024,000	45,024,000
Accrued interest receivable	6,278,000	6,278,000	7,088,000	7,088,000

Financial liabilities
Deposits	1,340,160,000	1,347,542,000	1,401,627,000	1,407,310,000
Securities sold under agreements to repurchase	108,271,000	108,271,000	99,755,000	99,755,000
Federal funds purchased	0	0	2,600,000	2,600,000
Federal Home Loan Bank advances	160,000,000	164,360,000	205,000,000	208,435,000
Subordinated debentures	32,990,000	33,917,000	32,990,000	32,971,000
Accrued interest payable	4,686,000	4,686,000	6,158,000	6,158,000
(Continued)

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

Mortgage loans held for sale. Mortgage loans held for sale are carried at the lower of cost or fair value and are measured on a nonrecurring basis. Fair value is based on independent quoted market prices, where applicable, or the prices for other mortgage whole loans with similar characteristics. As of June 30, 2010 and December 31, 2009, we determined that the fair value of our mortgage loans held for sale was similar to the cost; therefore, we carried the $1.4 million and $0.9 million, respectively, of such loans at cost so they are not included in the nonrecurring table below.

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

Derivatives. For interest rate swaps, we measure fair value utilizing models that use primarily market observable inputs, such as yield curves and option volatilities, and accordingly, are classified as Level 2. We had no interest rate swaps contracts outstanding as of June 30, 2010 or December 31, 2009.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The balances of assets and liabilities measured at fair value on a recurring basis as of June 30, 2010 are as follows:

		Quoted
		Prices in
		Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
U.S. Government agency debt obligations	$102,299,000	$0	$102,299,000	$0
Mortgage-backed securities	57,991,000	0	57,991,000	0
Michigan Strategic Fund bonds	19,695,000	0	19,695,000	0
Municipal general obligation bonds	30,074,000	0	30,074,000	0
Municipal revenue bonds	5,587,000	0	5,587,000	0
Mutual funds	1,471,000	0	1,471,000	0

Total	$217,117,000	$0	$217,117,000	$0

There were no transfers in or out of Level 1, Level 2 or Level 3 during the first six months of 2010.
(Continued)

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

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
The balances of assets and liabilities measured at fair value on a nonrecurring basis as of June 30, 2010 are as follows:

		Quoted
		Prices in
		Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Impaired loans (1)	$51,935,000	$0	$0	$51,935,000
Foreclosed assets (1)	23,020,000	0	0	23,020,000

Total	$74,955,000	$0	$0	$74,955,000

The balances of assets and liabilities measured at fair value on a nonrecurring basis as of December 31, 2009 are as follows:

		Quoted
		Prices in
		Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Impaired loans (1)	$41,456,000	$0	$0	$41,456,000
Foreclosed assets (1)	26,608,000	0	0	26,608,000

Total	$68,064,000	$0	$0	$68,064,000

(1)	Represents carrying value and related write-downs for which adjustments are based on the estimated value of the property or other assets.
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

The prompt corrective action regulations provide five classifications, including well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized, although these terms are not used to represent overall financial condition. If an institution is not well capitalized, regulatory approval is required to accept brokered deposits. Subject to limited exceptions, no institution may make a capital distribution if, after making the distribution, it would be undercapitalized. If an institution is undercapitalized, it is subject to close monitoring by its principal federal regulator, its asset growth and expansion are restricted, and plans for capital restoration are required. In addition, further specific types of restrictions may be imposed on the institution at the discretion of the federal regulator. At June 30, 2010 and December 31, 2009, our bank was in the well capitalized category under the regulatory framework for prompt corrective action. There are no conditions or events since June 30, 2010 that we believe has changed our bank’s categorization.

Our actual capital levels (dollars in thousands) and the minimum levels required to be categorized as adequately and well capitalized were:

					Minimum Required
					to be Well
			Minimum Required		Capitalized Under
			for Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Regulations
	Amount	Ratio	Amount	Ratio	Amount		Ratio
June 30, 2010
Total capital (to risk weighted assets)
Consolidated	$187,957	11.9%	$126,117	8.0%	$	NA	NA
Bank	186,655	11.9	125,998	8.0		157,498	10.0%
Tier 1 capital (to risk weighted assets)
Consolidated	167,905	10.7	63,059	4.0		NA	NA
Bank	166,622	10.6	62,999	4.0		94,499	6.0
Tier 1 capital (to average assets)
Consolidated	167,905	9.0	74,487	4.0		NA	NA
Bank	166,622	9.0	74,446	4.0		93,057	5.0
(Continued)

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
Our consolidated capital levels as of June 30, 2010 and December 31, 2009 include $32.0 million of trust preferred securities issued by the trust in September 2004 and December 2004 subject to certain limitations. Under applicable Federal Reserve guidelines, the trust preferred securities constitute a restricted core capital element. The guidelines provide that the aggregate amount of restricted core elements that may be included in our Tier 1 capital must not exceed 25% of the sum of all core capital elements, including restricted core capital elements, net of goodwill less any associated deferred tax liability. As of June 30, 2010 and December 31, 2009, all $32.0 million of the trust preferred securities were included as Tier 1 capital.
On July 9, 2010, we announced via a Form 8-K filed with the SEC that we are deferring regularly scheduled quarterly interest payments on our subordinated debentures beginning with the quarterly interest payment scheduled to be paid on July 18, 2010. The deferral of interest payments on the subordinated debentures results in the deferral of distributions on our trust preferred securities. We also announced that we are deferring regularly scheduled quarterly dividend payments on our preferred stock beginning with the quarterly dividend payment scheduled to be paid on August 15, 2010. We have not determined the duration of the deferral period.
(Continued)

MERCANTILE BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
13.	REGULATORY MATTERS (Continued)

Our and our bank’s ability to pay cash and stock dividends is subject to limitations under various laws and regulations and to prudent and sound banking practices. On January 14, 2010, we declared a $0.01 per share cash dividend on our common stock, which was paid on March 10, 2010 to record holders as of February 10, 2010. Because we had a retained deficit at the time of the declaration, the cash dividend was recorded as a reduction of our common stock account. In April 2010, we suspended future payments of cash dividends on our common stock until economic conditions and our financial performance improve. In addition, we are precluded from paying dividends on our common stock and preferred stock because, under the terms of our subordinated debentures, we cannot pay dividends during periods when we have deferred the payment of interest on our subordinated debentures; and, as indicated above in this Note 13, we are now deferring such interest payments. Also, pursuant to our articles of incorporation, we are precluded from paying dividends on our common stock while any dividends accrued on our preferred stock have not been declared and paid. Because, as indicated above in this Note 13, we have suspended the payment of dividends on our preferred stock, we are precluded from paying dividends on our common stock.
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
Introduction
The following discussion compares the financial condition of Mercantile Bank Corporation and its consolidated subsidiaries, Mercantile Bank of Michigan (“our bank”), our bank’s three subsidiaries, Mercantile Bank Mortgage Company, LLC (“our mortgage company”), Mercantile Bank Real Estate Co., LLC (“our real estate company”) and Mercantile Insurance Center, Inc. (“our insurance company”), at June 30, 2010 to December 31, 2009 and the results of operations for the three and six months ended June 30, 2010 and June 30, 2009. This discussion should be read in conjunction with the interim consolidated financial statements and footnotes included in this report. Unless the text clearly suggests otherwise, references in this report to “us,” “we,” “our” or “the company” include Mercantile Bank Corporation and its consolidated subsidiaries referred to above.
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
The allowance is increased through a provision charged to operating expense. Uncollectable loans and leases are charged-off through the allowance. Recoveries of loans and leases previously charged-off are added to the allowance. A loan or lease is considered impaired when it is probable that contractual interest and principal payments will not be collected either for the amounts or by the dates as scheduled in the loan or lease agreement. Impairment is evaluated in aggregate for smaller-balance loans of similar nature such as residential mortgage, consumer and credit card loans, and on an individual loan basis for other loans. If a loan or lease is impaired, a portion of the allowance is allocated so that the loan or lease is reported, net, at the present value of estimated future cash flows using the loan’s or lease’s existing rate or at the fair value of collateral if repayment is expected solely from the collateral. The timing of obtaining outside appraisals varies, generally depending on the nature and complexity of the property being evaluated, general breadth of activity within the marketplace and the age of the most recent appraisal. In certain circumstances, we may internally update outside appraisals based on recent information impacting a particular or similar property, or due to identifiable trends (e.g., recent sales of similar properties) within our markets. The expected future cash flows exclude potential cash flows from certain guarantors. To the extent these guarantors provide repayments, a recovery would be recorded upon receipt. Loans and leases are evaluated for impairment when payments are delayed, typically 30 days or more, or when serious deficiencies are identified within the credit relationship. Our policy for recognizing income on impaired loans is to accrue interest unless a loan or lease is placed on nonaccrual status. We put loans and leases into nonaccrual status when the full collection of principal and interest is not expected.
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

MERCANTILE BANK CORPORATION
Accounting guidance requires that we assess whether a valuation allowance should be established against our deferred tax asset based on the consideration of all available evidence using a “more likely than not” standard. In making such judgments, we consider both positive and negative evidence and analyze changes in near-term market conditions as well as other factors which may impact future operating results. Significant weight is given to evidence that can be objectively verified. Despite improvements in key areas such as an expanded net interest margin, increased regulatory capital levels, a continued shift to local funding sources and reduced controllable overhead costs, the increased loan and lease provision expense and problem asset administrative costs have been sizable. The continuing recent losses resulting from the distressed operating environment have significantly restricted our ability to rely on projections of future taxable income to support the recovery of our deferred tax assets. Consequently, we have determined it necessary to establish and maintain a valuation allowance against our entire net deferred tax asset. We will continue to monitor our deferred tax asset quarterly for changes affecting its realizability.
Financial Overview
Our earnings performance has been negatively impacted by substantial provisions to the allowance for loan and lease losses. Ongoing state, regional and national economic struggles have negatively impacted some of our borrowers’ cash flows and underlying collateral values, leading to an elevated level of nonperforming assets, higher loan and lease charge-offs and increased overall credit risk within our loan portfolio. We continue to work with our borrowers to develop constructive dialogue to strengthen our relationships and enhance our ability to resolve complex issues; however, with the environment for the banking industry likely to remain stressed until economic conditions improve, credit quality will continue to be our major concern. We will remain vigilant in the identification and administration of problem assets, but provisions to the allowance will likely remain above historical levels for some period of time, dampening future earnings performance.
Our earnings performance also reflects positive steps we have taken to not only partially mitigate the impact of asset quality-related costs in the near term, but to benefit us on a longer-term basis as well. First, our net interest margin has been expanding as we have replaced maturing high-rate deposits and borrowed funds with lower-cost funds, while at the same time our commercial loan pricing initiatives offset the negative impact of an increase in nonaccrual loans. Despite a substantial reduction in total loans and leases, our net interest income has been on an increasing trend due to the improving net interest margin. Next, our regulatory risk-based capital ratios are also increasing, as the sale of preferred stock under the Department of Treasury’s Capital Purchase Program and the reduction of loans and leases outstanding have more than offset the impact of our net losses. In addition, we are increasing our local deposit balances, reflecting the successful implementation of various initiatives, campaigns and product enhancements. The local deposit growth, combined with the reduction of loans and leases outstanding, are providing for a substantial reduction of, and reliance on, wholesale funds. Lastly, we are seeing the positive effect of our branch consolidation and other overhead cost reduction initiatives, as we continue to make strides to reduce controllable noninterest expense.
Financial Condition
During the first six months of 2010, our total assets decreased $102.1 million, and totaled $1.80 billion as of June 30, 2010. The decline in total assets was comprised primarily of a $129.1 million reduction in total loans and leases and a $24.6 million decrease in securities, more than offsetting a $58.1 million increase in cash and cash equivalents. Total deposits declined $61.5 million, while Federal Home Loan Bank (“FHLB”) advances decreased $45.0 million.

MERCANTILE BANK CORPORATION
Commercial loans and leases declined $123.1 million during the first six months of 2010, and at June 30, 2010 totaled $1.29 billion, or 91.2% of the total loan and lease portfolio. The decline in outstanding balances primarily reflects the slowdown in business activity in our markets and the impact of a concerted effort on our part to reduce exposure to certain non-owner occupied commercial real estate (“CRE”) and automotive-related businesses. The largest decline occurred in the commercial and industrial (“C&I”) loan portfolio, where total outstanding balances were reduced by $52.6 million, in large part reflecting the slowdown in business activity and a corresponding reduction in accounts receivable and inventory financings. We would expect to see an increase in commercial line of credit usage when economic conditions improve. During the first six months of 2010, commercial loans collateralized by non-owner occupied real estate declined by $45.0 million. Our systematic approach to reducing our exposure to certain CRE lending will be pro-longed, given the nature of CRE lending and the current depressed economic conditions; however, we believe that such a reduction is in our best interest when taking into account the increased inherent credit risk, relatively low loan rates and nominal deposit balances associated with targeted borrowing relationships.
The commercial loan and lease portfolio represents loans to businesses generally located within our market areas. Approximately 75% of the commercial loan and lease portfolio is primarily secured by real estate properties, with the remaining generally secured by other business assets such as accounts receivable, inventory and equipment. The continued significant concentration of the loan and lease portfolio in commercial loans and leases is consistent with our strategy of focusing a substantial amount of our efforts on commercial banking. Corporate and business lending is an area of expertise for our senior management team, and our commercial lenders have extensive commercial lending experience, with most having at least ten years’ experience. Of each of the loan categories that we originate, commercial loans and leases are most efficiently originated and managed, thus limiting overhead costs by necessitating the attention of fewer employees. Our commercial lending business generates the largest portion of local deposits and is our primary source of demand deposits.

MERCANTILE BANK CORPORATION
The following table summarizes our loans secured by real estate, excluding residential mortgage loans representing permanent financing of owner occupied dwellings and home equity lines of credit:
LOANS SECURED BY REAL ESTATE

	6/30/10	3/31/10	12/31/09	9/30/09	6/30/09
Residential-Related:
Vacant Land	$20,351,000	$20,871,000	$19,465,000	$20,630,000	$21,400,000
Land Development	29,627,000	32,199,000	34,027,000	33,862,000	42,053,000
Construction	6,627,000	7,872,000	7,199,000	9,446,000	11,157,000

	56,605,000	60,942,000	60,691,000	63,938,000	74,610,000

Comm’l Non-Owner Occupied:
Vacant Land	19,812,000	22,304,000	25,549,000	25,564,000	29,005,000
Land Development	18,585,000	19,058,000	19,402,000	22,412,000	23,469,000
Construction	52,295,000	52,107,000	65,697,000	79,339,000	94,225,000
Commercial Buildings	512,816,000	539,284,000	537,891,000	528,727,000	545,501,000

	603,508,000	632,753,000	648,539,000	656,042,000	692,200,000

Comm’l Owner Occupied:
Construction	1,360,000	1,651,000	1,404,000	5,456,000	7,407,000
Commercial Buildings	302,768,000	316,302,000	324,451,000	349,335,000	359,610,000

	304,128,000	317,953,000	325,855,000	354,791,000	367,017,000

Total	$964,241,000	$1,011,648,000	$1,035,085,000	$1,074,771,000	$1,133,827,000

Residential mortgage loans and consumer loans declined in aggregate $6.0 million during the first six months of 2010, and at June 30, 2010, totaled $124.8 million, or 8.8% of the total loan and lease portfolio. Although residential mortgage loan and consumer loan portfolios may increase in future periods, we expect the commercial sector of the lending efforts and resultant assets to remain the dominant loan portfolio category.
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
Throughout most of 2008, we experienced a rapid deterioration in a number of commercial loan relationships which previously had been performing satisfactorily. Analysis of certain commercial borrowers revealed a reduced capability on the part of these borrowers to make required payments as indicated by factors such as delinquent loan payments, diminished cash flow, deteriorating financial performance, or past due property taxes, and in the case of commercial and residential development projects slow absorption or sales trends. In addition, commercial real estate is the primary source of collateral for many of these borrowing relationships and updated evaluations and appraisals in many cases reflected significant declines from the original estimated values.
During the latter part of 2008, throughout 2009 and during the first six months of 2010, we saw a continuation of the stresses caused by the poor economic conditions, especially in the CRE markets. High vacancy rates or slow absorption have resulted in inadequate cash flow generated from some real estate projects we have financed, and have required guarantors to provide personal funds to make full contractual loan payments and pay other operating costs. In some cases, the guarantors’ cash and other liquid reserves have become seriously diminished. In other cases, sale of the collateral, either by the borrower or us, is our primary source of repayment.

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
As of June 30, 2010, nonperforming assets totaled $110.5 million, or 6.13% of total assets. Nonperforming loans and leases totaled $87.5 million and foreclosed properties/repossessed assets equaled $23.0 million. As of June 30, 2010, nonperforming loans secured by CRE, combined with all foreclosed properties, totaled $65.5 million. Nonperforming loans and foreclosed properties associated with the development of residential-related real estate totaled $31.8 million, with another $6.2 million in nonperforming loans secured by, and foreclosed properties consisting of, residential properties. Nonperforming C&I loans and repossessed assets totaled $7.0 million. Net loan and lease charge-offs during the second quarter of 2010 totaled $8.6 million, or an annualized 2.35% of average total loans and leases, and totaled $14.7 million during the first six months of 2010, or an annualized 1.99% of average total loans and leases. Net loan and lease charge-offs in at least the next few quarters are expected to remain elevated compared to historical averages due to a higher volume of nonperforming loans and leases and significant declines in property values.

MERCANTILE BANK CORPORATION
The following table provides a breakdown of nonperforming assets by property type:
NONPERFORMING ASSETS

	6/30/10	3/31/10	12/31/09	9/30/09	6/30/09
Residential Real Estate:
Land Development	$21,551,000	$22,781,000	$19,722,000	$13,645,000	$10,422,000
Construction	10,231,000	11,425,000	12,103,000	13,021,000	12,882,000
Owner Occupied / Rental	6,159,000	5,908,000	7,493,000	6,830,000	4,910,000

	37,941,000	40,114,000	39,318,000	33,496,000	28,214,000

Commercial Real Estate:
Land Development	2,050,000	3,031,000	2,971,000	4,621,000	2,292,000
Construction	571,000	1,238,000	1,268,000	228,000	0
Owner Occupied	16,216,000	17,311,000	19,918,000	21,429,000	17,378,000
Non-Owner Occupied	46,706,000	46,552,000	38,417,000	36,473,000	28,110,000

	65,543,000	68,132,000	62,574,000	62,751,000	47,780,000

Non-Real Estate:
Commercial Assets	7,049,000	9,303,000	9,758,000	14,510,000	10,629,000
Consumer Assets	0	8,000	8,000	8,000	8,000

	7,049,000	9,311,000	9,766,000	14,518,000	10,637,000

Total	$110,533,000	$117,557,000	$111,658,000	$110,765,000	$86,631,000

MERCANTILE BANK CORPORATION
The following table provides a breakdown of net loan and lease charge-offs by collateral type:
NET LOAN CHARGE-OFFS

	2nd Qtr	1st Qtr	4th Qtr	3rd Qtr	2nd Qtr
	2010	2010	2009	2009	2009
Residential Real Estate:
Land Development	$1,254,000	$565,000	$2,204,000	$467,000	$1,060,000
Construction	649,000	587,000	733,000	3,208,000	1,023,000
Owner Occupied / Rental	407,000	326,000	946,000	530,000	729,000

	2,310,000	1,478,000	3,883,000	4,205,000	2,812,000

Commercial Real Estate:
Land Development	674,000	617,000	45,000	0	74,000
Construction	660,000	0	0	0	0
Owner Occupied	726,000	1,091,000	1,140,000	1,254,000	593,000
Non-Owner Occupied	2,551,000	1,945,000	3,009,000	3,265,000	2,347,000

	4,611,000	3,653,000	4,194,000	4,519,000	3,014,000

Non-Real Estate:
Commercial Assets	1,670,000	1,012,000	2,788,000	2,232,000	4,918,000
Consumer Assets	(3,000)	9,000	(1,000)	7,000	35,000

	1,667,000	1,021,000	2,787,000	2,239,000	4,953,000

Total	$8,588,000	$6,152,000	$10,864,000	$10,963,000	$10,779,000

The following table summarizes nonperforming loans and leases, including troubled debt restructurings:
NONPERFORMING LOANS

	6/30/10	3/31/10	12/31/09	9/30/09	6/30/09
Past due 90 days or more and accruing interest	$24,000	$0	$243,000	$3,040,000	$48,000
Nonaccrual	81,543,000	88,450,000	81,818,000	87,190,000	73,623,000
Troubled debt restructurings	5,946,000	6,011,000	2,989,000	1,012,000	0

Total	$87,513,000	$94,461,000	$85,050,000	$91,242,000	$73,671,000

MERCANTILE BANK CORPORATION
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

MERCANTILE BANK CORPORATION
The primary risk elements with respect to commercial loans and leases are the financial condition of the borrower, the sufficiency of collateral, and timeliness of scheduled payments. We have a policy of requesting and reviewing periodic financial statements from commercial loan and lease customers, and we periodically review the existence of collateral and its value. The primary risk element with respect to each installment and residential real estate loan is the timeliness of scheduled payments. We have a reporting system that monitors past due loans and have adopted policies to pursue creditor’s rights in order to preserve our collateral position.
Although we believe the allowance is adequate to absorb loan losses as they arise, there can be no assurance that we will not sustain loan losses in any given period that could be substantial in relation to, or greater than, the size of the allowance.
Securities decreased by $24.6 million during the first six months of 2010, totaling $232.8 million as of June 30, 2010. The decline in the securities portfolio primarily reflects the sale of certain tax-exempt municipal bonds with an aggregate book value of $20.0 million, which were sold in late March after analyzing our current and forecasted federal income tax position. A vast majority of the sales proceeds were used to purchase U.S. Government agency bonds during April and early May. Proceeds from matured and called U.S. Government agency bonds during the first six months of 2010 totaled $33.2 million, with another $7.9 million received from principal paydowns on mortgage-backed securities, $3.8 million from matured and called tax-exempt municipal bonds and $0.9 million from matured Michigan Strategic Fund bonds. Purchases during the first six months of 2010, consisting almost exclusively of U.S. Government agency bonds, totaled $37.5 million. At June 30, 2010, the portfolio was comprised of U.S. Government agency bonds (44%), U.S. Government agency issued or guaranteed mortgage-backed securities (25%), tax-exempt municipal general obligation and revenue bonds (15%), Michigan Strategic Fund bonds (8%), Federal Home Loan Bank stock (7%) and mutual funds (1%). All of our securities are currently designated as available for sale. Historically, we had designated our tax-exempt municipal bonds as held to maturity; however, we changed the designation to available for sale immediately after the sale of certain of our tax-exempt municipal bonds in late March. We maintain the securities portfolio at levels to provide adequate pledging and secondary liquidity for our daily operations.
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
Federal funds sold, consisting of excess funds sold overnight to a correspondent bank, along with investments in interest-bearing deposits at correspondent banks, are used to manage daily liquidity needs and interest rate sensitivity. During the first six months of 2010, the average balance of these funds equaled $63.6 million, or 3.5% of average earning assets. This level is similar to that during all of 2009, but considerably higher than the historical average of less than 1.0%. Given the stressed market and economic conditions, in early 2009 we made the decision to operate with a higher than traditional balance of federal funds sold and interest-bearing deposits. We expect to maintain the higher balance of federal funds sold and other interest-bearing deposits, likely 2.5% to 3.5% of average earning assets, until market and economic conditions return to more normalized levels.

MERCANTILE BANK CORPORATION
Premises and equipment at June 30, 2010 equaled $28.6 million, a decrease of $1.1 million over the past six months. Purchases of premises and equipment during the first six months of 2010 were nominal, while depreciation expense totaled $1.1 million. On December 30, 2009, all FDIC-insured financial institutions were required to pre-pay estimated FDIC deposit insurance assessments for the fourth quarter of 2009 and the years 2010, 2011 and 2012. The amount we paid equaled $16.3 million, which will be expensed over the future quarterly assessment periods. As of June 30, 2010, the balance of this prepaid asset was $14.0 million.
Foreclosed and repossessed assets totaled $23.0 million at June 30, 2010, compared to $26.6 million on December 31, 2009. The $3.6 million net decline consisted of $8.0 million in sales proceeds, $1.5 million in valuation write-downs, and $5.9 million in transfers from the loan and lease portfolio. We expect foreclosed and repossessed assets to remain at elevated levels as we move through the difficult economic environment and in certain situations elect to foreclose or repossess collateral. The State of Michigan has a relatively protracted foreclosure process that generally takes six to twelve months before deed is obtained. While we expect further transfers from loans and leases to foreclosed and repossessed assets in future periods reflecting our collection efforts on impaired lending relationships, we are hopeful that the increased sales activity we witnessed during the first six months of 2010 and the latter part of 2009 will continue and limit the overall increase in this nonperforming asset category.
Deposits decreased $61.5 million during the first six months of 2010, totaling $1.34 billion at June 30, 2010. Local deposits increased $4.2 million, while out-of-area deposits decreased $65.7 million. As a percent of total deposits, local deposits equaled 50.8% on June 30, 2010, compared to 48.3% at December 31, 2009. In comparing balances as of June 30, 2010 to those at December 31, 2008, total deposits have declined by $259.4 million, consisting of a $210.6 million increase in local deposits and a $470.0 million decrease in out-of-area deposits. The decline in out-of-area deposits primarily results from the decline in total loans and leases and the increase in local deposits. The increase in local deposits reflects various programs and initiatives we have implemented over the past 18 months, including: certificate of deposit campaign; implementation of several deposit-gathering initiatives in our commercial lending function; introduction of new deposit-related products and services; and the continuation of providing our customers with the latest in technological advances that give improved information, convenience and timeliness.
Noninterest-bearing checking deposit accounts remain relatively stable, averaging between $110.0 million and $120.0 million over the past several years, and $117.5 million during the first six months of 2010. Local interest-bearing checking accounts, in large part reflecting the strong success of our executive banking product, increased $42.0 million during the first six months of 2010, and are up $78.0 million since year-end 2008. Money market deposit accounts increased $47.2 million during the first six months of 2010, and are up $54.3 million since year-end 2008. Certificates of deposit purchased by customers located within our market areas declined $86.3 million during the first six months of 2010, after increasing $164.1 million during 2009. During the first quarter of 2009, we ran a high-rate one-year certificate of deposit campaign that raised about $65.0 million, with most of the dollars representing new deposits to our bank. As these certificates of deposit matured during the first quarter of 2010, we were able to retain about 70% of the maturing funds. A majority of the funds that remained in our bank were deposited into either our executive banking product or a money market deposit account. During the second quarter of 2010, we continued to see funds from maturing certificates of deposit being transferred to interest-bearing checking and money market deposit accounts, and we expect that trend to continue in future periods.

MERCANTILE BANK CORPORATION
Deposits obtained from customers located outside of our market areas decreased $65.7 million during the first six months of 2010, and have declined $470.0 million since year-end 2008. As of June 30, 2010, out-of-area deposits totaled $659.2 million. Out-of-area deposits consist of certificates of deposit and interest-bearing checking accounts obtained from depositors located outside our market areas and placed by deposit brokers for a fee, but also include certificates of deposit obtained from the deposit owners directly. The owners of out-of-area deposits include individuals, businesses and municipal governmental units located throughout the United States. The significant decline in out-of-area deposits since year-end 2008 primarily reflects the influx of cash resulting from the reduction in total loans and leases and from the increase in local deposits.
Repurchase agreements increased $8.5 million during the first six months of 2010, totaling $108.3 million as of June 30, 2010. As part of our sweep account program, collected funds from certain business noninterest-bearing checking accounts are invested into over-night interest-bearing repurchase agreements. Such repurchase agreements are not deposit accounts and are not afforded federal deposit insurance.
FHLB advances declined $45.0 million during the first six months of 2010, and are down $110.0 million since year-end 2008. As of June 30, 2010, FHLB advances totaled $160.0 million. The decline in FHLB advances since year-end 2008 primarily reflects the influx of cash resulting from the reduction in total loans and leases and from the increase in local deposits. The FHLB advances are collateralized by residential mortgage loans, first mortgage liens on multi-family residential property loans, first mortgage liens on commercial real estate property loans, and substantially all other assets of our bank, under a blanket lien arrangement. Our borrowing line of credit as of June 30, 2010 totaled about $220.0 million, with availability approximating $56.0 million.
Liquidity
Liquidity is measured by our ability to raise funds through deposits, borrowed funds, capital or cash flow from the repayment of loans and securities. These funds are used to fund loans, meet deposit withdrawals, maintain reserve requirements and operate our company. Liquidity is primarily achieved through local and out-of-area deposits and liquid assets such as securities available for sale, matured and called securities, and federal funds sold. Asset and liability management is the process of managing our balance sheet to achieve a mix of earning assets and liabilities that maximizes profitability, while providing adequate liquidity.
To assist in providing needed funds, we have regularly obtained monies from wholesale funding sources. Wholesale funds, comprised primarily of deposits from customers outside of our market areas and advances from the FHLB, totaled $834.2 million, or 51.4% of combined deposits and borrowed funds as of June 30, 2010, compared to $947.5 million, or 55.0% of combined deposits and borrowed funds as of December 31, 2009, and $1.41 billion, or 71.5% of combined deposits and borrowed funds as of December 31, 2008.
Although local deposits have generally increased as new business, municipal governmental unit and individual deposit relationships are established and as existing customers increase the balances in their accounts, and we witnessed significant local deposit growth during the first six months of 2010 and all of 2009, the relatively high reliance on wholesale funds will likely remain. As part of our interest rate risk management strategy, a majority of our wholesale funds have a fixed interest rate and mature within one year, reflecting the fact that a majority of our loans and leases have a floating rate tied to either the Mercantile Bank Prime Rate or LIBOR rates. While this maturity strategy increases inherent liquidity risk, we believe the increased liquidity risk is sufficiently mitigated by the benefits derived from an interest rate risk management standpoint. In addition, we have developed a comprehensive contingency funding plan which we believe further mitigates the increased liquidity risk.

MERCANTILE BANK CORPORATION
Wholesale funds are generally a lower all-in cost source of funds when compared to the interest rates that would have to be offered in our local markets to generate a commensurate level of funds. Interest rates paid on new out-of-area deposits and FHLB advances have historically been similar to interest rates paid on new certificates of deposit issued to local customers, although during the latter part of 2009 and the first six months of 2010, they have been notably lower. In addition, the overhead costs associated with wholesale funds are considerably less than the overhead costs that would be incurred to attract and administer a similar level of local deposits, especially if the estimated costs of a needed expanded branching network were taken into account. We believe the relatively low overhead costs reflecting our limited branch network mitigate our high reliance on wholesale funds and resulting relatively low net interest margin.
As a member of the Federal Home Loan Bank of Indianapolis, we have access to the FHLB advance borrowing programs. Advances totaled $160.0 million at June 30, 2010, compared to $205.0 million and $270.0 million outstanding at December 31, 2009 and December 31, 2008, respectively. Based on available collateral at June 30, 2010, we could borrow an additional $56.0 million. We also have the ability to borrow up to $30.0 million on a daily basis through a correspondent bank using an established unsecured federal funds purchased line of credit. During the first six months of 2010, our federal funds purchased position averaged less than $0.1 million, compared to an average federal funds sold position of $54.8 million and another $8.8 million invested in interest-bearing deposits at correspondent banks. During 2009, our federal funds purchased position averaged only $0.1 million, compared to an average federal funds sold position of $53.8 million and another $6.7 million invested in interest-bearing deposits at correspondent banks. Given the volatile market and stressed economic conditions, we have been operating with a higher than normal balance of federal funds sold and other short-term investments. It is expected that we will maintain a higher than historical level of liquid funds, likely to average 2.5% to 3.5% of average earning assets, until market and economic conditions return to more normalized levels. As a result, we expect the use of our federal funds purchased line of credit, in at least the near future, will be rare, if at all.
We have a line of credit through the Discount Window of the Federal Reserve Bank of Chicago. Using a majority of our tax-exempt municipal securities as collateral, at June 30, 2010 we could have borrowed up to about $30.4 million for terms of 1 to 28 days. We did not utilize this line of credit during the first six months of 2010 or at any time during 2009, and do not plan to access this line of credit in future periods.
In addition to normal loan funding and deposit flow, we must maintain liquidity to meet the demands of certain unfunded loan commitments and standby letters of credit. As of June 30, 2010, we had a total of $221.0 million in unfunded loan commitments and $27.6 million in unfunded standby letters of credit. Of the total unfunded loan commitments, $209.8 million were commitments available as lines of credit to be drawn at any time as customers’ cash needs vary, and $11.2 million were for loan commitments expected to close and become funded within the next twelve months. The level of commitments to make loans has declined significantly when compared to historical levels, primarily reflecting poor economic conditions. We monitor fluctuations in loan balances and commitment levels, and include such data in our overall liquidity management.
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

MERCANTILE BANK CORPORATION
Capital Resources
Shareholders’ equity is a noninterest-bearing source of funds that generally provides support for asset growth and the absorption of operating losses. Shareholders’ equity was $139.0 million at June 30, 2010, compared to $140.1 million at December 31, 2009. The $1.1 million decline during the first six months of 2010 is primarily due to the loss attributable to common shares of $3.6 million. Positively impacting shareholders’ equity during the first six months of 2010 was a $2.3 million tax-adjusted increase in the market value of our available for sale securities portfolio.
Despite the reduction in shareholders’ equity during the first six months of 2010, our and our bank’s regulatory capital ratios increased, and our bank remains “well capitalized”. As of June 30, 2010, our bank’s total risk-based capital ratio was 11.9%, compared to 11.1% at December 31, 2009. Our bank’s total regulatory capital, consisting of shareholders’ equity plus a portion of the allowance, declined by $4.5 million during the first six months of 2010, reflecting a net loss of $1.6 million, a reduction of $1.9 million in eligible allowance due to a decline in total risk-weighted assets, and cash dividends totaling $1.1 million. Despite the reduction in total regulatory capital, our bank’s total risk-based capital ratio increased due to a decline of $150.7 million in total risk-weighted assets, primarily resulting from a reduction in commercial loans. As of June 30, 2010, our bank’s total regulatory capital equaled $186.7 million, or $29.2 million in excess of the 10.0% minimum which is among the requirements to be categorized as “well capitalized”. Our and our bank’s capital ratios as of June 30, 2010 and December 31, 2009 are disclosed in Note 13 of the Notes to Consolidated Financial Statements.
On July 9, 2010, we announced via a Form 8-K filed with the SEC that we are deferring regularly scheduled quarterly interest payments on our subordinated debentures beginning with the quarterly interest payment scheduled to be paid on July 18, 2010. The deferral of interest payments on the subordinated debentures results in the deferral of distributions on our trust preferred securities. We also announced that we are deferring regularly scheduled quarterly dividend payments on our preferred stock beginning with the quarterly dividend payment scheduled to be paid on August 15, 2010. We have not determined the duration of the deferral period.
We and our bank are subject to regulatory capital requirements administered by state and federal banking agencies. Failure to meet the various capital requirements can initiate regulatory action that could have a direct material effect on the financial statements. Our bank’s ability to pay cash and stock dividends is subject to limitations under various laws and regulations, to prudent and sound banking practices, and to contractual provisions relating to our subordinated debentures and participation in the Capital Purchase Program. On January 14, 2010, we declared a $0.01 per share cash dividend on our common stock that was paid on March 10, 2010 to shareholders of record on February 10, 2010. In April 2010, we suspended future payments of cash dividends on our common stock until economic conditions and our financial condition improve. In addition, we are precluded from paying dividends on our common stock and preferred stock because, under the terms of our subordinated debentures, we cannot pay dividends during periods when we have deferred the payment of interest on our subordinated debentures, and, we are now deferring such interest payments. Also, pursuant to our articles of incorporation, we are precluded from paying dividends on our common stock while any dividends accrued on our preferred stock have not been declared and paid. Because we have suspended the payment of dividends on our preferred stock, we are precluded from paying dividends on our common stock.

MERCANTILE BANK CORPORATION
Results of Operations
We recorded a net loss attributable to common shares of $0.7 million for the second quarter of 2010 ($0.08 per basic and diluted share), compared with a net loss of $6.4 million ($0.75 per basic and diluted share) recorded during the second quarter of 2009. We recorded a net loss attributable to common shares for the first six months of 2010 of $3.6 million ($0.43 per basic and diluted share), compared with a net loss of $10.9 million ($1.28 per basic and diluted share) recorded during the first six months of 2009.
The establishment of a valuation allowance against our net deferred tax asset in the fourth quarter of 2009 distorts 2010 after-tax operating result comparisons with earlier reporting periods. On a pre-tax basis, our net loss was $1.2 million in the second quarter of 2010 and $4.3 million for the first six months of 2010, compared to $9.6 million and $16.9 million in the respective 2009 periods. The 87.2% improvement in pre-tax earnings performance in the second quarter of 2010 and the 74.5% improvement in pre-tax earnings performance in the first six months of 2010 compared to the respective 2009 timeframes are mainly attributable to increased levels of net interest income and lower provisions to the allowance for loan and lease losses. The increase in net interest income is the result of an improved net interest margin, which has been positively impacted by a substantial reduction in our cost of funds, while the decreased provision expense is mainly due to a lower volume of commercial loan and lease downgrades, improved real estate market conditions, and a reduction in total loans and leases. Excluding the impact of nonrecurring items on 2010 and 2009 earnings performance, including $0.7 million in pre-tax gains from the sales of tax-exempt securities and guaranteed portions of certain Small Business Administration-guaranteed commercial loans recorded in the first quarter of 2010 and $2.1 million in pre-tax charges related to the branch consolidations and the industry-wide FDIC special assessment incurred in the second quarter of 2009, the 2010 second quarter and six-month pre-tax operating losses were $1.2 million and $5.0 million, respectively, compared to pre-tax operating losses of $7.5 million and $14.8 million for the comparable 2009 periods.
The net losses recorded during the second quarter of 2010 and the first six months of 2010 are primarily the result of substantial provisions for loan and lease losses and costs associated with the administration and resolution of problem assets, reflecting continuing difficulties in the loan portfolio, most notably in the CRE and C&D segments. Continued state, regional and national economic struggles have significantly hampered certain commercial borrowers’ cash flows and negatively impacted real estate values, resulting in elevated levels of nonperforming assets and net loan and lease charge-offs when compared to pre-2007 reporting periods.
Interest income during the second quarter of 2010 was $22.7 million, a decrease of $4.2 million, or 15.5%, from the $26.9 million earned during the second quarter of 2009. Interest income during the first six months of 2010 was $45.9 million, a decrease of $9.0 million, or 16.4%, from the $54.9 million earned during the first six months of 2009. The reduction in interest income is primarily attributable to a significant decrease in earning assets, and to a much lesser extent, a declining yield on earning assets. During the second quarter of 2010, earning assets averaged $1.77 billion, a decline of $279.7 million, or 13.6%, from the $2.05 billion in average earning assets during the second quarter of 2009. Average loans and leases were down $284.3 million, average short-term investments increased $5.6 million, average federal funds sold decreased $3.7 million, and average securities increased $2.7 million. During the first six months of 2010, earning assets averaged $1.80 billion, $305.4 million lower than average earning assets of $2.10 billion during the same time period in 2009. Average loans and leases were down $294.4 million, average federal funds sold decreased $13.9 million, average securities increased $4.8 million, and average short-term investments decreased $1.9 million.

MERCANTILE BANK CORPORATION
During the second quarter of 2010 and 2009, earning assets had an average yield (tax equivalent-adjusted basis) of 5.18% and 5.32%, respectively. During the first six months of 2010 and 2009, earning assets had an average yield of 5.20% and 5.33%, respectively. The decline in earning asset yield in the 2010 periods compared to the respective 2009 timeframes primarily resulted from decreased yields on average loans and leases and average securities. The yield on average loans and leases equaled 5.49% in the second quarter of 2010 and 5.47% for the first six months of 2010, compared to 5.52% and 5.56% for the respective 2009 periods. A higher level of nonperforming loans, which equaled $87.5 million as of June 30, 2010 compared to $73.7 million as of June 30, 2009, negatively impacted the yield on average loans and leases during 2010. The yield on average securities was 4.69% in the second quarter of 2010 and 4.79% for the first six months of 2010, compared to 5.25% and 5.19% in the respective 2009 periods. The lower yield on average securities in the 2010 periods compared to the respective 2009 periods primarily resulted from a decreased yield on U.S. Government Agency bonds, reflecting a decrease in market rates, and a shift in the securities portfolio mix from higher-yielding municipal securities to lower-yielding U.S. Government Agency bonds. After analyzing our current and forecasted federal income tax position, we decided to sell certain tax-exempt municipal bonds with an aggregate book value of $20.0 million in late March 2010. A vast majority of the sales proceeds were used to purchase U.S. Government agency bonds during April and early May.
Interest expense during the second quarter of 2010 was $8.3 million, a decrease of $6.1 million, or 42.6%, from the $14.4 million expensed during the second quarter of 2009. Interest expense during the first six months of 2010 was $17.2 million, a decrease of $13.4 million, or 44.0%, from the $30.6 million expensed during the first six months of 2009. The reduction in interest expense is primarily attributable to a decline in the weighted average cost of interest-bearing liabilities and a decrease in the volume of interest-bearing liabilities. During the second quarter of 2010 and 2009, interest-bearing liabilities had a weighted average rate of 2.08% and 3.15%, respectively. During the first six months of 2010 and 2009, interest-bearing liabilities had an average rate of 2.12% and 3.26%, respectively. The lower weighted average cost of interest-bearing liabilities is primarily due to the decline in market interest rates that began late in the third quarter of 2007 and continued through December of 2008. Maturing fixed-rate liabilities were replaced with lower-costing funds throughout 2009 and during the first six months of 2010. During the second quarter of 2010, interest-bearing liabilities averaged $1.60 billion, or $241.1 million lower than average interest-bearing liabilities of $1.84 billion during the same time period in 2009. Average interest-bearing deposits were down $172.9 million, while average FHLB advances decreased $73.5 million, average short-term borrowings increased $5.3 million, and average other borrowings remained at $49.8 million. During the first six months of 2010, interest-bearing liabilities averaged $1.63 billion, $269.0 million lower than average interest-bearing liabilities of $1.90 billion during the same time period in 2009. Average interest-bearing deposits decreased $202.9 million, while average FHLB advances decreased $72.0 million, average short-term borrowings increased $6.8 million, and average long-term borrowings decreased $0.9 million.

MERCANTILE BANK CORPORATION
Net interest income during the second quarter of 2010 was $14.4 million, an increase of $2.0 million, or 15.8%, from the $12.4 million earned during the second quarter of 2009. Net interest income during the first six months of 2010 was $28.7 million, an increase of $4.5 million, or 18.4%, from the $24.2 million earned during the same time period in 2009. The increase in net interest income was due to an increase in the net interest margin, which more than offset a decrease in earning assets. The net interest margin during the second quarter of 2010 was 3.31%, compared to 2.50% during the second quarter of 2009. During the first six months of 2010, the net interest margin was 3.28%, compared to 2.39% during the same time period in 2009. The improved net interest margin in the 2010 periods compared to the prior-year periods primarily reflects a reduction in our cost of funds, which more than offset the decreased yield on earning assets. Although our yield on earning assets declined in the second quarter of 2010 and the first six months of 2010 compared to the prior-year periods mainly due to decreased yields on loans and leases and securities, our cost of funds declined at a significantly greater rate, resulting in the improved net interest margins. The cost of funds primarily decreased as a result of higher-costing matured wholesale funds, consisting of certificates of deposit and FHLB advances, being replaced by lower-costing funds.
Given the multitude of factors that impact the net interest margin, it is difficult to predict future net interest margins. However, in light of the current interest rate environment, our net interest margin during the remainder of 2010 should benefit from a continued reduction in our cost of funds and the loan pricing initiatives instituted in 2008 and 2009. While we expect further reductions in our cost of funds during the remainder of 2010, the magnitude of the reductions will likely be at a much lower level than during the past several quarters. With respect to our cost of funds, we have about $280 million in wholesale funds at an average rate of 1.80% scheduled to mature during the remainder of 2010. Current rates on wholesale instruments generally range from 0.30% to 3.00%, depending on the type of product and term. During the second quarter of 2010, our average rate on new wholesale funds was about 1.00%; the recent implementation of a matched-funding program involving new and existing fixed-rate loans will likely place upward pressure on the average rate of wholesale funds acquired in future periods as the duration of the wholesale funding portfolio is generally increased. While a continued reduction in our cost of funds will positively impact our net interest margin, the impact of asset quality on the net interest margin is difficult to predict.
The following table sets forth certain information relating to our consolidated average interest-earning assets and interest-bearing liabilities and reflects the average yield on assets and average cost of liabilities for the second quarter of 2010 and 2009. Such yields and costs are derived by dividing income or expense by the average daily balance of assets or liabilities, respectively, for the period presented. Tax-exempt securities interest income and yield have been computed on a tax equivalent basis using a marginal tax rate of 35%. Securities interest income was increased by $187,000 and $321,000 in the second quarter of 2010 and 2009, respectively, for this adjustment.

MERCANTILE BANK CORPORATION

			Quarters ended June 30,
	2010			2009
	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate
			(dollars in thousands)
ASSETS
Loans and leases	$1,465,631	$20,066	5.49%	$1,749,919	$24,080	5.52%
Investment securities	236,136	2,770	4.69	233,402	3,065	5.25
Federal funds sold	59,051	37	0.25	62,755	39	0.25
Short-term investments	9,573	10	0.43	3,995	3	0.27

Total interest — earning assets	1,770,391	22,883	5.18	2,050,071	27,187	5.32

Allowance for loan and lease losses	(52,394)			(35,815)
Other assets	144,529			132,337

Total assets	$1,862,526			$2,146,593

LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing deposits	$1,269,886	$5,992	1.89%	$1,442,815	$11,220	3.12%
Short-term borrowings	101,167	353	1.40	95,828	475	1.99
Federal Home Loan Bank advances	176,044	1,576	3.54	249,505	2,295	3.64
Other borrowings	49,815	354	2.81	49,819	426	3.38

Total interest-bearing liabilities	1,596,912	8,275	2.08	1,837,967	14,416	3.15

Noninterest-bearing deposits	120,511			115,391
Other liabilities	6,196			17,046
Shareholders’ equity	138,907			176,189

Total liabilities and shareholders’ equity	$1,862,526			$2,146,593

Net interest income		$14,608			$12,771

Net interest rate spread			3.10%			2.17%

Net interest rate margin on average assets			3.15%			2.39%

Net interest margin on earning assets			3.31%			2.50%

Provisions for loan and lease losses during the second quarter of 2010 were $6.2 million, compared to $11.5 million during the second quarter of 2009. Provisions for loan and lease losses during the first six months of 2010 were $14.6 million, compared to $21.9 million during the same time period in 2009. The significant provision expense incurred in both the 2009 and 2010 periods is in response to the deterioration of the quality of our loan portfolio; continued state, regional, and national economic struggles have negatively impacted some of our borrowers’ cash flows and underlying collateral values, leading to increased nonperforming assets, elevated net loan and lease charge-offs, and increased overall credit risk within our loan and lease portfolio.

MERCANTILE BANK CORPORATION
Net loan and lease charge-offs of $8.6 million were recorded during the second quarter of 2010, compared to $10.8 million during the second quarter of 2009. During the first six months of 2010, net loan and lease charge-offs totaled $14.7 million, compared to $16.4 million during the same time period in 2009. Of the $9.9 million in gross loans and leases charged-off during the second quarter of 2010, $5.1 million, or about 51%, represents the elimination of specific reserves that were established in earlier periods. The remaining $4.8 million, while in part covered through general reserve allocations via our loan grading system, is included in the $6.2 million provision that was expensed during the second quarter of 2010. Provision expense during the first six months of 2010 allocated to CRE loans totaled $9.3 million, with another $6.4 million allocated to C&D loans, $1.5 million allocated to residential mortgage loans, including permanent financing of owner-occupied dwellings and home equity lines of credit, and $0.8 million allocated to C&I loans. Recoveries and a reduction in total loans and leases outstanding during the first six months of 2010 mitigated the necessary provision expense by $3.4 million. The allowance, as a percentage of total loans and leases outstanding, was 3.38% as of June 30, 2010, compared to 3.11% as of December 31, 2009 and 1.91% as of June 30, 2009.
Noninterest income during the second quarter of 2010 was $2.0 million, an increase of 7.1% from the $1.9 million earned during the second quarter of 2009. Noninterest income during the first six months of 2010 was $4.7 million, an increase of 19.4% from the $3.9 million earned during the same time period in 2009. Noninterest income during the first six months of 2010 includes gains totaling $0.7 million from the sales of tax-exempt municipal bonds and guaranteed portions of certain Small Business Administration-guaranteed loans during the first quarter. Excluding these gains, noninterest income increased 1.4% during the first six months of 2010 compared to the same time period in 2009. Increased rental income from foreclosed properties and earnings on bank-owned life insurance, which more than offset declines in mortgage banking income and overdraft service charges, resulted in the higher levels of noninterest income in the 2010 time periods compared to the respective 2009 timeframes.
Noninterest expense during the second quarter of 2010 was $11.4 million, a decrease of 7.5% from the $12.4 million expensed during the second quarter of 2009. Noninterest expense during the first six months of 2010 was $23.1 million, down approximately $0.1 million from the amount expensed during the same time period in 2009. Overhead costs during the second quarter of 2009 and the first six months of 2009 include a $1.2 million charge for the consolidation of the mid- and eastern regions of our Michigan banking activities and a $0.9 million charge for the bank industry-wide FDIC special assessment. Excluding these one-time charges, noninterest expense during the second quarter of 2009 totaled $10.3 million, or $1.1 million lower than the second quarter of 2010; for the first six months of 2009, noninterest expense equaled $21.1 million, or $2.0 million lower than the first six months of 2010. Noninterest expense, excluding the impact of the one-time charges in the 2009 periods, increased in the 2010 periods primarily due to higher costs associated with the administration and resolution of nonperforming assets, including legal expenses, property tax payments, appraisal fees, and write-downs on foreclosed properties, and increased FDIC insurance premiums.
Nonperforming asset administration and resolution costs totaled $2.5 million during the second quarter of 2010, an increase of $1.4 million from the $1.1 million in costs incurred during the second quarter of 2009; these costs totaled $5.0 million during the first six months of 2010, an increase of $2.9 million from the $2.1 million in costs incurred during the same time period in 2009. FDIC insurance premiums were $1.2 million in the second quarter of 2010, compared to $0.9 million, excluding the one-time special assessment, in the prior-year second quarter; these premiums totaled $2.4 million during the first six months of 2010, compared to $1.5 million, excluding the one-time special assessment, during the same time period in 2009. While it is difficult to predict future FDIC deposit insurance assessments given the enormous stress on the Deposit Insurance Fund from the significant losses incurred from bank failures, it is very likely that the expense will remain at elevated levels until economic conditions improve and the rate of bank failures declines substantially.

MERCANTILE BANK CORPORATION
Controllable operating expenses, including salaries and benefits, occupancy, and furniture and equipment costs, declined $0.9 million, or 13.9%, in the second quarter of 2010, compared to the same 2009 time period; these costs decreased $2.0 million, or 15.0%, during the first six months of 2010, compared to the same time period in 2009. Salary and benefit costs were down $1.6 million during the first six months of 2010 compared to the respective 2009 timeframe, primarily resulting from a reduction in full-time equivalent employees from 278 at second quarter-end 2009 to 248 at second quarter-end 2010. Occupancy and furniture and equipment costs declined by $0.4 million in the first six months of 2010 compared to the respective 2009 period, primarily resulting from an aggregate reduction in rent and depreciation expenses. Beginning in the fourth quarter of 2009, overhead cost savings of approximately $0.2 million per month were achieved as a result of the consolidation of the mid- and eastern regions of our Michigan banking activities that was completed in August of 2009.
During the second quarter of 2010, we recorded a loss before federal income tax of $1.2 million and a federal income tax benefit of $0.9 million, compared to a loss before federal income tax of $9.6 million and a federal income tax benefit of $3.3 million during the second quarter of 2009. During the first six months of 2010, we recorded a loss before federal income tax of $4.3 million and a federal income tax benefit of $1.3 million, compared to a loss before federal income tax of $16.9 million and a federal income tax benefit of $6.2 million during the first six months of 2009. Our ability to recognize federal income tax benefits during periods in which net losses are recorded is significantly limited due to the establishment of a valuation allowance against the entire balance of our net deferred tax asset in the fourth quarter of 2009. Generally, the calculation for the federal income tax provision (benefit) does not consider the tax effects of changes in other comprehensive income (“OCI”), which is a component of shareholders’ equity on the balance sheet. However, an exception is provided in certain circumstances, such as when there is a pre-tax loss from continuing operations. In such cases, pre-tax income from other categories (such as changes in OCI) is included in the calculation of the federal income tax provision (benefit) for the current year. This resulted in the recognition of a $0.9 million federal income tax benefit in the second quarter of 2010 and a $1.3 million federal income tax benefit during the first six months of 2010.
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
The following table depicts our GAP position as of June 30, 2010:

	Within	Three to	One to	After
	Three	Twelve	Five	Five
	Months	Months	Years	Years	Total
Assets:
Commercial loans (1)	$469,752,000	$216,374,000	$569,305,000	$29,886,000	$1,285,317,000
Leases	3,000	134,000	493,000	0	630,000
Residential real estate loans	46,965,000	9,849,000	50,205,000	12,158,000	119,177,000
Consumer loans	2,561,000	294,000	2,555,000	176,000	5,586,000
Securities (2)	39,564,000	636,000	49,882,000	142,716,000	232,798,000
Federal funds sold	53,892,000	0	0	0	53,892,000
Short-term investments	9,470,000	0	0	0	9,470,000
Allowance for loan and lease losses	0	0	0	0	(47,738,000)
Other assets	0	0	0	0	144,930,000

Total assets	622,207,000	227,287,000	672,440,000	184,936,000	$1,804,062,000

Liabilities:
Interest-bearing checking	128,293,000	0	0	0	128,293,000
Savings deposits	34,595,000	0	0	0	34,595,000
Money market accounts	79,210,000	0	0	0	79,210,000
Time deposits under $100,000	26,247,000	66,455,000	33,282,000	0	125,984,000
Time deposits $100,000 & over	226,998,000	348,041,000	270,467,000	0	845,506,000
Short-term borrowings	108,271,000	0	0	0	108,271,000
Federal Home Loan Bank advances	0	105,000,000	55,000,000	0	160,000,000
Other borrowed money	39,826,000	10,000,000	0	0	49,826,000
Noninterest-bearing checking	0	0	0	0	126,572,000
Other liabilities	0	0	0	0	6,762,000

Total liabilities	643,440,000	529,496,000	358,749,000	0	1,665,019,000
Shareholders’ equity	0	0	0	0	139,043,000

Total liabilities & shareholders’ equity	643,440,000	529,496,000	358,749,000	0	$1,804,062,000

Net asset (liability) GAP	$(21,233,000)	$(302,209,000)	$313,691,000	$184,936,000

Cumulative GAP	$(21,233,000)	$(323,442,000)	$(9,751,000)	$175,185,000

Percent of cumulative GAP to total assets	(1.2%)	(17.9%)	(0.5%)	9.7%

(1)	Floating rate loans that are currently at interest rate floors are treated as fixed rate loans and are reflected using maturity date and not repricing frequency.

(2)	Mortgage-backed securities are categorized by average life calculations based upon prepayment trends as of June 30, 2010.

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
We conducted multiple simulations as of June 30, 2010, in which it was assumed that changes in market interest rates occurred ranging from up 300 basis points to down 300 basis points in equal quarterly installments over the next twelve months. The following table reflects the suggested impact on net interest income over the next twelve months in comparison to estimated net interest income based on our balance sheet structure, including the balances and interest rates associated with our specific loans, securities, deposits and borrowed funds, as of June 30, 2010. The resulting estimates are well within our policy parameters established to manage and monitor interest rate risk.

	Dollar Change	Percent Change
	In Net	In Net
Interest Rate Scenario	Interest Income	Interest Income
Interest rates down 300 basis points	$285,000	0.5%
Interest rates down 200 basis points	820,000	1.5
Interest rates down 100 basis points	1,350,000	2.5
No change in interest rates	1,885,000	3.4
Interest rates up 100 basis points	210,000	0.4
Interest rates up 200 basis points	40,000	0.1
Interest rates up 300 basis points	1,200,000	2.2
The resulting estimates have been significantly impacted by the current interest rate and economic environments, as adjustments have been made to critical model inputs with regards to traditional interest rate relationships. This is especially important as it relates to floating rate commercial loans and brokered certificates of deposit, which comprise a substantial portion of our balance sheet. As of June 30, 2010, the Mercantile Bank Prime Rate is 4.50% as compared to the Wall Street Journal Prime Rate of 3.25%. Historically, the two indices have been equal; however, we elected not to reduce the Mercantile Bank Prime Rate in late October and mid-December of 2008 when the Wall Street Journal Prime Rate declined by 50 and 75 basis points, respectively. In conducting our simulations at June 30, 2010, we have made the assumption that the Mercantile Bank Prime Rate will remain unchanged until the Wall Street Journal Prime Rate exceeds the Mercantile Bank Prime Rate, at which time the two indices will remain equal in the increasing interest rate scenarios. Also, brokered certificate of deposit rates have substantially decreased since December of 2008, with part of the decline attributable to a significant imbalance whereby the supply of available funds far outweighs the demand from banks looking to raise funds. As a result, we have substantially limited further reductions in brokered certificate of deposit rates in the declining interest rate scenarios.

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
Item 4. Controls and Procedures
As of June 30, 2010, an evaluation was performed under the supervision of and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of June 30, 2010. There have been no significant changes in our controls over financial reporting during the quarter ended June 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

MERCANTILE BANK CORPORATION
PART II – OTHER INFORMATION
Item 1. Legal Proceedings.
From time to time, we may be involved in various legal proceedings that are incidental to our business. In our opinion, we are not a party to any current legal proceedings that are material to our financial condition, either individually or in the aggregate.
Item 1A. Risk Factors.
We disclosed risk factors on Form 10-K for the year ended December 31, 2009 that could affect our business, financial condition or results of operations. Set forth below is an additional risk factor that could affect us. The risks highlighted in our annual report and set forth below are not the only ones we face.
The Dodd-Frank Wall Street Reform and Consumer Protection Act may adversely impact our business.
On July 21, 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Act”) was signed into law. It provides for a broad range of financial reform and will result in a number of new regulations that could significantly impact regulatory compliance costs and the operations of community banks. The Act includes, among other things, provisions establishing a Bureau of Consumer Financial Protection, which will have broad authority to develop and implement rules regarding most consumer financial products; provisions affecting corporate governance and executive compensation at publicly-traded companies; provisions that would broaden the base for FDIC insurance assessments and permanently increase FDIC deposit insurance to $250,000; and new restrictions on how mortgage brokers and loan originators may be compensated. These provisions, or other aspects of the Act, or regulations that are adopted and implemented pursuant to the Act, may impact the profitability of our business activities or change certain of our business practices, including our ability to offer new products, obtain financing, attract deposits, make loans, and achieve satisfactory interest spreads, and could expose us to additional costs, including increased compliance costs. These changes also may require us to invest significant management attention and resources to make any necessary changes to our operations in order to comply, and could therefore also adversely affect our business, financial condition, and results of operations.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
We made no unregistered sale of equity securities, nor did we purchase our equity securities, during the quarter ended June 30, 2010.
In April 2010, our Board of Directors suspended future payments of cash dividends on our common stock until economic conditions and our financial performance improve. Holders of our common stock are entitled to receive cash dividends to the extent that they are declared from time to time by our Board of Directors. Holders of our preferred stock are entitled to receive cash dividends in the amount provided for in our articles of incorporation, to the extent that they are declared by the Board of Directors. We may only pay cash dividends out of funds that are legally available for that purpose. We are a holding company and substantially all of our assets are held by our subsidiaries. Our ability to pay cash dividends to our shareholders depends primarily on our bank’s ability to pay cash dividends to us. Cash dividend payments and extensions of credit to us from our bank are subject to legal and regulatory limitations, generally based on capital levels and current and retained earnings, imposed by law and regulatory agencies with authority over our bank. The ability of our bank to pay cash dividends is also subject to its profitability, financial condition, capital expenditures and other cash flow requirements.

MERCANTILE BANK CORPORATION
In addition, under the terms of the subordinated debentures that we issued to the trust, we are precluded from paying cash dividends on our common stock or preferred stock if an event of default has occurred and is continuing under the subordinated debentures, or if we have exercised our right to defer payments of interest on the subordinated debentures, until the deferral ends. On July 9, 2010, we gave notice that we were deferring the regularly scheduled quarterly interest payments on our subordinated debentures beginning with the quarterly interest payment that was scheduled to be paid on July 18, 2010. So until the deferral ends, the terms of the subordinated debentures preclude us from paying any dividends on our common stock or preferred stock.
Our outstanding preferred stock was issued on May 15, 2009 pursuant to the United State Treasury Department’s Capital Purchase Program. The provisions of our articles of incorporation relating to our preferred stock preclude us from paying any cash dividends on our common stock while any dividends accrued on our preferred stock have not been declared and paid. We have suspended the payment of dividends on our preferred stock, beginning with the dividend that would have been paid on August 15, 2010. Accordingly, the provisions of our articles of incorporation relating to our preferred stock preclude us from paying dividends on our common stock until all accrued and unpaid dividends on our preferred stock have been paid.
Also, in connection with our participation in the Capital Purchase Program, we agreed that we would not, without the Treasury Department’s consent, pay a cash dividend on our common stock, other than a regular quarterly dividend of not more than $0.04 per share. This limit on paying dividends without the Treasury Department’s consent remains in effect until the earlier of (i) May 15, 2012, or (ii) when all of the preferred stock that we sold to the Treasury Department has been redeemed by us or transferred by the Treasury Department to third parties.
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

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 9, 2010.

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