Form 10-Q
period 2010-09-30
MERCANTILE BANK CORP
filed 2010-11-08
CIK 1042729

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2010

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
Yes ☐            No ☑
At November 8, 2010, there were 8,596,618 shares of Common Stock outstanding.

MERCANTILE BANK CORPORATION

MERCANTILE BANK CORPORATION
PART I -— FINANCIAL INFORMATION
Item 1. Financial Statements
CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2010	2009
	(Unaudited)	(Audited)
ASSETS
Cash and due from banks	$15,854,000	$18,896,000
Short-term investments	9,474,000	1,471,000
Federal funds sold	146,668,000	1,368,000

Total cash and cash equivalents	171,996,000	21,735,000

Securities available for sale	214,343,000	182,492,000
Securities held to maturity (fair value of $60,271,000 at December 31, 2009)	0	59,211,000
Federal Home Loan Bank stock	15,681,000	15,681,000

Loans and leases	1,329,156,000	1,539,818,000
Allowance for loan and lease losses	(43,876,000)	(47,878,000)

Loans and leases, net	1,285,280,000	1,491,940,000

Premises and equipment, net	28,251,000	29,684,000
Bank owned life insurance	46,335,000	45,024,000
Accrued interest receivable	6,143,000	7,088,000
Other real estate owned and repossessed assets	21,896,000	26,608,000
Other assets	23,458,000	26,745,000

Total assets	$1,813,383,000	$1,906,208,000

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits
Noninterest-bearing	$111,338,000	$121,157,000
Interest-bearing	1,240,526,000	1,280,470,000

Total deposits	1,351,864,000	1,401,627,000

Securities sold under agreements to repurchase	116,241,000	99,755,000
Federal funds purchased	0	2,600,000
Federal Home Loan Bank advances	160,000,000	205,000,000
Subordinated debentures	32,990,000	32,990,000
Other borrowed money	11,831,000	16,890,000
Accrued expenses and other liabilities	5,723,000	7,242,000

Total liabilities	1,678,649,000	1,766,104,000

Shareholders’ equity
Preferred stock, no par value; 1,000,000 shares authorized; 21,000 shares outstanding at September 30, 2010 and December 31, 2009	20,016,000	19,839,000
Common stock, no par value; 20,000,000 shares authorized; 8,596,618 shares outstanding at September 30, 2010 and 8,592,514 shares outstanding at December 31, 2009	172,768,000	172,438,000
Common stock warrant	1,138,000	1,138,000
Retained earnings (deficit)	(63,500,000)	(54,170,000)
Accumulated other comprehensive income	4,312,000	859,000

Total shareholders’ equity	134,734,000	140,104,000

Total liabilities and shareholders’ equity	$1,813,383,000	$1,906,208,000

See accompanying notes to consolidated financial statements.

1.

MERCANTILE BANK CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	Sept 30, 2010	Sept 30, 2009	Sept 30, 2010	Sept 30, 2009
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Interest income
Loans and leases, including fees	$19,284,000	$23,185,000	$59,755,000	$72,450,000
Securities, taxable	1,901,000	1,865,000	5,923,000	5,690,000
Securities, tax-exempt	497,000	820,000	1,802,000	2,515,000
Federal funds sold	41,000	22,000	110,000	108,000
Short-term investments	11,000	1,000	29,000	17,000

Total interest income	21,734,000	25,893,000	67,619,000	80,780,000

Interest expense
Deposits	5,636,000	9,357,000	18,125,000	33,419,000
Short-term borrowings	394,000	471,000	1,091,000	1,385,000
Federal Home Loan Bank advances	1,441,000	2,113,000	4,713,000	6,860,000
Other borrowings	328,000	385,000	1,029,000	1,294,000

Total interest expense	7,799,000	12,326,000	24,958,000	42,958,000

Net interest income	13,935,000	13,567,000	42,661,000	37,822,000

Provision for loan and lease losses	10,400,000	11,800,000	25,000,000	33,700,000

Net interest income after provision for loan and lease losses	3,535,000	1,767,000	17,661,000	4,122,000

Noninterest income
Services charges on accounts	452,000	488,000	1,365,000	1,500,000
Earnings on bank owned life insurance	445,000	379,000	1,310,000	1,020,000
Rental income from other real estate owned	362,000	77,000	1,153,000	270,000
Mortgage banking activities	346,000	167,000	576,000	939,000
Net gain on sales of securities	0	0	476,000	0
Gain on sales of commercial loans	99,000	0	324,000	0
Other income	585,000	599,000	1,736,000	1,876,000

Total noninterest income	2,289,000	1,710,000	6,940,000	5,605,000

Noninterest expense
Salaries and benefits	4,649,000	4,798,000	13,874,000	15,597,000
Occupancy	696,000	855,000	2,169,000	2,659,000
Furniture and equipment depreciation, rent and maintenance	358,000	486,000	1,163,000	1,419,000
Nonperforming asset costs	2,895,000	2,903,000	7,859,000	5,005,000
FDIC insurance costs	1,097,000	1,220,000	3,450,000	3,650,000
Branch consolidation costs	0	158,000	0	1,308,000
Other expense	2,204,000	2,097,000	6,459,000	6,015,000

Total noninterest expenses	11,899,000	12,517,000	34,974,000	35,653,000

Income (loss) before federal income tax expense (benefit)	(6,075,000)	(9,040,000)	(10,373,000)	(25,926,000)

Federal income tax expense (benefit)	(718,000)	(3,754,000)	(2,010,000)	(9,926,000)

Net income (loss)	(5,357,000)	(5,286,000)	(8,363,000)	(16,000,000)

Preferred stock dividends and accretion	325,000	320,000	966,000	483,000

Net income (loss) attributable to common shares	$(5,682,000)	$(5,606,000)	$(9,329,000)	$(16,483,000)

See accompanying notes to consolidated financial statements.

2.

MERCANTILE BANK CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS (Continued)
(Unaudited)

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	Sept 30, 2010	Sept 30, 2009	Sept 30, 2010	Sept 30, 2009
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Basic earnings (loss) per share	$(0.67)	$(0.66)	$(1.10)	$(1.94)

Diluted earnings (loss) per share	$(0.67)	$(0.66)	$(1.10)	$(1.94)

Cash dividends per share	$0.00	$0.01	$0.01	$0.06

Average basic shares outstanding	8,507,174	8,492,946	8,504,664	8,487,362

Average diluted shares outstanding	8,507,174	8,492,946	8,504,664	8,487,362

See accompanying notes to consolidated financial statements.

3.

MERCANTILE BANK CORPORATION
CONSOLIDATED STATEMENTS OF
CHANGES IN SHAREHOLDERS’ EQUITY
(Unaudited)

					Accumulated
			Common	Retained	Other	Total
	Preferred	Common	Stock	Earnings	Comprehensive	Shareholders’
($ in thousands)	Stock	Stock	Warrant	(Deficit)	Income (Loss)	Equity
Balances, January 1, 2010	$19,839	$172,438	$1,138	$(54,170)	$859	$140,104

Accretion of preferred stock	177			(177)		0

Employee stock purchase plan (7,702 shares)		35				35

Dividend reinvestment plan (687 shares)		2				2

Stock-based compensation expense		378				378

Cash dividends ($0.01 per common share)		(85)				(85)

Preferred stock dividends				(790)		(790)

Comprehensive income (loss):

Net loss for the period from January 1, 2010 through September 30, 2010				(8,363)		(8,363)

Change in net unrealized gain on securities available for sale, net of reclassifications and tax effect					3,243	3,243

Net unrealized gain on securities transferred from held to maturity to available for sale, net of tax effect					274	274

Reclassification of unrealized gain on interest rate swaps, net of tax effect					(64)	(64)

Total comprehensive loss						(3,453)

Balances, September 30, 2010	$20,016	$172,768	$1,138	$(63,500)	$4,312	$134,734

See accompanying notes to consolidated financial statements.

4.

MERCANTILE BANK CORPORATION
CONSOLIDATED STATEMENTS OF
CHANGES IN SHAREHOLDERS’ EQUITY (Continued)
(Unaudited)

					Accumulated
			Common	Retained	Other	Total
	Preferred	Common	Stock	Earnings	Comprehensive	Shareholders’
($ in thousands)	Stock	Stock	Warrant	(Deficit)	Income (Loss)	Equity
Balances, January 1, 2009	$0	$172,353	$0	$(1,281)	$3,300	$174,372

Preferred stock issued, net	19,696					19,696

Accretion of preferred stock	86			(86)		0

Common stock warrant issued			1,138			1,138

Employee stock purchase plan (10,208 shares)		43				43

Dividend reinvestment plan (2,496 shares)		9				9

Stock-based compensation expense		466				466

Cash dividends ($0.06 per common share)		(509)				(509)

Preferred stock dividends				(397)		(397)

Comprehensive income (loss):

Net loss for the period from January 1, 2009 through September 30, 2009				(16,000)		(16,000)

Change in net unrealized gain (loss) on securities available for sale, net of reclassifications and tax effect					(520)	(520)

Reclassification of unrealized gain on interest rate swaps, net of tax effect					(1,007)	(1,007)

Total comprehensive loss						(17,527)

Balances, September 30, 2009	$19,782	$172,362	$1,138	$(17,764)	$1,773	$177,291

See accompanying notes to consolidated financial statements.

5.

MERCANTILE BANK CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months	Nine Months
	Ended	Ended
	Sept 30, 2010	Sept 30, 2009
Cash flows from operating activities
Net income (loss)	$(8,363,000)	$(16,000,000)
Adjustments to reconcile net income (loss) to net cash from operating activities
Depreciation and amortization	1,875,000	2,172,000
Provision for loan and lease losses	25,000,000	33,700,000
Stock-based compensation expense	378,000	466,000
Proceeds from sales of mortgage loans held for sale	35,800,000	64,808,000
Origination of mortgage loans held for sale	(38,878,000)	(64,774,000)
Net gain from sales of mortgage loans held for sale	(425,000)	(713,000)
Gain from sale of commercial loans	(324,000)	0
Net gain from sale of held to maturity securities	(476,000)	0
Net loss from sale and valuation write-down of foreclosed assets	3,067,000	2,231,000
Recognition of unrealized gain on interest rate swaps	(99,000)	(1,550,000)
Earnings on bank owned life insurance	(1,310,000)	(1,020,000)
Net change in:
Accrued interest receivable	945,000	444,000
Other assets	899,000	(9,442,000)
Accrued expenses and other liabilities	(1,784,000)	(5,879,000)

Net cash from operating activities	16,305,000	4,443,000

Cash flows from investing activities
Loan and lease originations and payments, net	170,466,000	185,931,000
Purchases of:
Securities available for sale	(71,526,000)	(39,984,000)
Securities held to maturity	0	(1,025,000)
Proceeds from:
Maturities, calls and repayments of available for sale securities	84,491,000	41,286,000
Maturities, calls and repayments of held to maturity securities	0	3,520,000
Sales of held to maturity securities	20,452,000	0
Proceeds from sales of commercial loans	7,395,000	11,633,000
Proceeds from sales of foreclosed assets	9,271,000	3,824,000
Purchases of bank owned life insurance	0	(1,008,000)
Purchases of premises and equipment, net	(84,000)	(29,000)

Net cash from investing activities	220,465,000	204,148,000
See accompanying notes to consolidated financial statements.

6.

MERCANTILE BANK CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(Unaudited)

	Nine Months	Nine Months
	Ended	Ended
	Sept 30, 2010	Sept 30, 2009
Cash flows from financing activities
Net decrease in time deposits	(190,595,000)	(161,088,000)
Net increase in all other deposits	140,832,000	12,481,000
Net increase in securities sold under agreements to repurchase	16,486,000	8,434,000
Net decrease in federal funds purchased	(2,600,000)	0
Proceeds from Federal Home Loan Bank advances	0	5,000,000
Maturities of Federal Home Loan Bank advances	(45,000,000)	(50,000,000)
Net decrease in other borrowed money	(5,059,000)	(2,661,000)
Proceeds from issuance of preferred stock and common stock warrant, net	0	20,834,000
Employee stock purchase plan	35,000	43,000
Dividend reinvestment plan	2,000	9,000
Payment of cash dividends on preferred stock	(525,000)	(263,000)
Payment of cash dividends on common shares	(85,000)	(509,000)

Net cash for financing activities	(86,509,000)	(167,720,000)

Net change in cash and cash equivalents	150,261,000	40,871,000
Cash and cash equivalents at beginning of period	21,735,000	25,804,000

Cash and cash equivalents at end of period	$171,996,000	$66,675,000

Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest	$26,741,000	$49,634,000
Federal income tax	0	0
Noncash financing and investing activities:
Transfers from loans and leases to foreclosed assets	7,626,000	18,439,000
Preferred stock cash dividend accrued	398,000	134,000
See accompanying notes to consolidated financial statements.

7.

MERCANTILE BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1.	SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation: The unaudited financial statements for the nine months ended September 30, 2010 include the consolidated results of operations of Mercantile Bank Corporation and its consolidated subsidiaries. These subsidiaries include Mercantile Bank of Michigan (“our bank”) and our bank’s three subsidiaries, Mercantile Bank Mortgage Company, LLC (“our mortgage company”), Mercantile Bank Real Estate Co., LLC (“our real estate company”), and Mercantile Insurance Center, Inc. (“our insurance center”). These consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and Item 303(b) of Regulation S-K and do not include all disclosures required by accounting principles generally accepted in the United States of America for a complete presentation of our financial condition and results of operations. In the opinion of management, the information reflects all adjustments (consisting only of normal recurring adjustments) which are necessary in order to make the financial statements not misleading and for a fair presentation of the results of operations for such periods. The results for the period ended September 30, 2010 should not be considered as indicative of results for a full year. For further information, refer to the consolidated financial statements and footnotes included in our annual report on Form 10-K for the year ended December 31, 2009.
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
Due to our net loss, approximately 87,000 unvested restricted shares were not included in determining both basic and diluted earnings per share for the three and nine months ended September 30, 2010, and approximately 95,000 unvested restricted shares were not included in determining both basic and diluted earnings per share for the three and nine months ended September 30, 2009. In addition, stock options and a stock warrant for approximately 283,000 and 616,000 shares of common stock, respectively, were antidilutive and not included in determining diluted earnings per share for the three and nine months ended September 30, 2010, and stock options and a stock warrant for approximately 298,000 and 616,000 shares of common stock, respectively, were antidilutive and not included in determining diluted earnings per share for the three and nine months ended September 30, 2009. Weighted average diluted common shares outstanding equals the weighted average common shares outstanding during the three and nine month periods ended September 30, 2010 and 2009 due to the net losses recorded during those time periods.
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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
2. SECURITIES
The amortized cost and fair value of available for sale securities and the related pre-tax gross unrealized gains and losses recognized in accumulated other comprehensive income (loss) are as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
September 30, 2010
U.S. Government agency debt obligations	$102,396,000	$3,234,000	$(38,000)	$105,592,000
Mortgage-backed securities	49,999,000	3,262,000	0	53,261,000
Michigan Strategic Fund bonds	18,435,000	0	0	18,435,000
Municipal general obligation bonds	29,863,000	731,000	(11,000)	30,583,000
Municipal revenue bonds	4,843,000	138,000	0	4,981,000
Mutual funds	1,459,000	32,000	0	1,491,000

	$206,995,000	$7,397,000	$(49,000)	$214,343,000

December 31, 2009
U.S. Government agency debt obligations	$96,438,000	$490,000	$(1,384,000)	$95,544,000
Mortgage-backed securities	62,171,000	2,811,000	0	64,982,000
Michigan Strategic Fund bonds	20,550,000	0	0	20,550,000
Mutual funds	1,425,000	0	(9,000)	1,416,000

	$180,584,000	$3,301,000	$(1,393,000)	$182,492,000

The carrying amount, unrecognized gains and losses, and fair value of securities categorized as held to maturity were as follows at December 31, 2009 (none at September 30, 2010):

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
(Continued)

12.

MERCANTILE BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
2. SECURITIES (Continued)
Securities with unrealized losses at September 30, 2010 and December 31, 2009, aggregated by investment category and length of time that individual securities have been in a continuous loss position, are as follows:

	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Loss	Value	Loss	Value	Loss
September 30, 2010
U.S. Government agency debt obligations	$9,961,000	$(38,000)	$0	$0	$9,961,000	$(38,000)
Mortgage-backed securities	0	0	0	0	0	0
Michigan Strategic Fund bonds	0	0	0	0	0	0
Mutual funds	0	0	0	0	0	0
Municipal general obligation bonds	1,177,000	(11,000)	0	0	1,177,000	(11,000)
Municipal revenue bonds	0	0	0	0	0	0

	$11,138,000	$(49,000)	$0	$0	$11,138,000	$(49,000)

December 31, 2009
U.S. Government agency debt obligations	$50,190,000	$(1,322,000)	$7,927,000	$(62,000)	$58,117,000	$(1,384,000)
Mortgage-backed securities	0	0	0	0	0	0
Michigan Strategic Fund bonds	0	0	0	0	0	0
Mutual funds	0	0	1,211,000	(9,000)	1,211,000	(9,000)
Municipal general obligation bonds	738,000	(5,000)	8,638,000	(106,000)	9,376,000	(111,000)
Municipal revenue bonds	228,000	(12,000)	1,073,000	(7,000)	1,301,000	(19,000)

	$51,156,000	$(1,339,000)	$18,849,000	$(184,000)	$70,005,000	$(1,523,000)

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
At September 30, 2010, ten debt securities with a fair value totaling $11.1 million have unrealized losses with aggregate depreciation of $0.1 million, or 0.02% from the amortized cost basis of total securities. At September 30, 2010, 253 debt securities and a mutual fund with a fair value totaling $176.6 million have unrealized gains with aggregate appreciation of $7.4 million, or 3.6% from the amortized cost basis of total securities. After we considered whether the securities were issued by the federal government or its agencies and whether downgrades by bond rating agencies had occurred, we determined that unrealized losses were due to changing interest rate environments. As we do not intend to sell our debt securities before recovery of their cost basis and we believe it is more likely than not that we will not have to sell our debt securities before recovery of the cost basis, no declines are deemed to be other-than-temporary.
The amortized cost and fair values of debt securities at September 30, 2010, by contractual maturity, are shown below. The contractual maturity is utilized below for U.S. Government agency debt obligations and municipal bonds. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment fees. Securities not due at a single maturity date, primarily mortgage-backed securities, are shown separately.
(Continued)

14.

MERCANTILE BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
2. SECURITIES (Continued)
The maturities of securities and their weighted average yields at September 30, 2010 are also shown in the following table. The yields for municipal securities are shown at their tax equivalent yield.

	Weighted
	Average	Amortized	Fair
	Yield	Cost	Value
Due in 2010	6.33%	$630,000	$631,000
Due in 2011 through 2015	5.98	6,063,000	6,507,000
Due in 2016 through 2020	4.12	17,362,000	17,722,000
Due in 2021 and beyond	4.96	113,047,000	116,296,000
Mortgage-backed securities	5.13	49,999,000	53,261,000
Michigan Strategic Fund bonds	3.05	18,435,000	18,435,000
Mutual funds	2.96	1,459,000	1,491,000

	4.78%	$206,995,000	$214,343,000

At September 30, 2010, and December 31, 2009, the amortized cost of securities issued by the State of Michigan and all its political subdivisions totaled $34.7 million and $59.2 million, with an estimated market value of $35.6 million and $60.3 million, respectively. Total securities of any other specific issuer, other than the U.S. Government and its agencies, did not exceed 10% of shareholders’ equity.
The carrying value of U.S. Government agency debt obligations and mortgage-backed securities that are pledged to secure repurchase agreements, other deposits, and letters of credit issued on behalf of our customers was $157.0 million and $158.1 million at September 30, 2010 and December 31, 2009, respectively. In addition, substantially all of our municipal bonds have been pledged to the Discount Window of the Federal Reserve Bank of Chicago. Investments in Federal Home Loan Bank stock are restricted and may only be resold or redeemed by the issuer.
(Continued)

15.

MERCANTILE BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
3. LOANS
Our total loans at September 30, 2010 were $1.33 billion compared to $1.54 billion at December 31, 2009, a decrease of $210.7 million, or 13.7%. The components of our outstanding balances at September 30, 2010 and December 31, 2009, and the percentage change in loans from the end of 2009 to the end of the third quarter 2010, are as follows:

					Percent
	September 30, 2010		December 31, 2009		Increase
	Balance	%	Balance	%	(Decrease)
Real Estate:
Construction and land development	$130,138,000	9.8%	$176,078,000	11.4%	(26.1)%
Secured by 1-4 family properties	118,885,000	8.9	124,805,000	8.1	(4.7)
Secured by multi-family properties	49,284,000	3.7	47,679,000	3.1	3.4
Secured by nonresidential properties	759,519,000	57.1	814,058,000	52.9	(6.7)
Commercial	265,506,000	20.0	370,146,000	24.0	(28.3)
Leases	496,000	0.1	1,055,000	0.1	(53.0)
Consumer	5,328,000	0.4	5,997,000	0.4	(11.2)

Total loans and leases	$1,329,156,000	100.0%	$1,539,818,000	100.0%	(13.7)%

4. ALLOWANCE FOR LOAN AND LEASE LOSSES
The following is a summary of the change in our allowance for loan and lease losses for the nine months ended September 30:

	2010	2009
Balance at January 1	$47,878,000	$27,108,000
Charge-offs	(31,236,000)	(28,396,000)
Recoveries	2,234,000	1,031,000
Provision for loan and lease losses	25,000,000	33,700,000

Balance at September 30	$43,876,000	$33,443,000

(Continued)

16.

MERCANTILE BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
5. PREMISES AND EQUIPMENT, NET
Premises and equipment are comprised of the following:

	September 30,	December 31,
	2010	2009
Land and improvements	$8,531,000	$8,531,000
Buildings and leasehold improvements	24,528,000	24,515,000
Furniture and equipment	12,473,000	12,532,000

	45,532,000	45,578,000
Less: accumulated depreciation	17,281,000	15,894,000

Premises and equipment, net	$28,251,000	$29,684,000

Depreciation expense totaled $0.4 million during the third quarter of 2010, compared to $0.6 million during the third quarter of 2009. Depreciation expense totaled $1.5 million during the first nine months of 2010, compared to $1.9 million during the first nine months of 2009.
6. DEPOSITS
Our total deposits at September 30, 2010 were $1.35 billion compared to $1.40 billion at December 31, 2009, a decrease of $49.8 million, or 3.6%. The components of our outstanding balances at September 30, 2010 and December 31, 2009, and percentage change in deposits from the end of 2009 to the end of the third quarter 2010, are as follows:

					Percent
	September 30, 2010		December 31, 2009		Increase
	Balance	%	Balance	%	(Decrease)
Noninterest-bearing demand	$111,338,000	8.2%	$121,157,000	8.6%	(8.1)%
Interest-bearing checking	144,342,000	10.7	86,320,000	6.2	67.2
Money market	110,338,000	8.2	32,008,000	2.3	244.7
Savings	52,925,000	3.9	38,625,000	2.8	37.0
Time, under $100,000	77,986,000	5.8	105,195,000	7.5	(25.9)
Time, $100,000 and over	257,083,000	19.0	293,455,000	20.9	(12.4)

	754,012,000	55.8	676,760,000	48.3	11.4

Out-of-area time, under $100,000	42,528,000	3.1	62,760,000	4.5	(32.2)
Out-of-area time, $100,000 and over	555,324,000	41.1	662,107,000	47.2	(16.1)

	597,852,000	44.2	724,867,000	51.7	(17.5)

Total deposits	$1,351,864,000	100.0%	$1,401,627,000	100.0%	(3.6)%

(Continued)

17.

MERCANTILE BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
7. SHORT-TERM BORROWINGS
Information relating to our securities sold under agreements to repurchase follows:

	Nine Months Ended	Twelve Months Ended
	September 30, 2010	December 31, 2009
Outstanding balance at end of period	$116,241,000	$99,755,000
Average interest rate at end of period	1.43%	1.41%

Average daily balance during the period	$103,640,000	$98,409,000
Average interest rate during the period	1.41%	1.87%

Maximum daily balance during the period	$124,011,000	$121,195,000
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
8. FEDERAL HOME LOAN BANK ADVANCES
Our outstanding balances at September 30, 2010 totaled $160.0 million and mature at varying dates from December 2010 through January 2014, with fixed rates of interest from 2.97% to 4.42% and averaging 3.52%. At December 31, 2009, outstanding balances totaled $205.0 million with maturities ranging from January 2010 through January 2014 and fixed rates of interest from 2.95% to 4.42% and averaging 3.50%. Each advance is payable at its maturity date, and is subject to a prepayment fee if paid prior to the maturity date. The advances are collateralized by residential mortgage loans, first mortgage liens on multi-family residential property loans, first mortgage liens on commercial real estate property loans, and substantially all other assets of our bank, under a blanket lien arrangement. Our borrowing line of credit as of September 30, 2010 totaled about $205.0 million, with availability approximating $41.0 million.
Maturities, as of September 30, 2010, of then outstanding FHLB advances that mature within 60 months after that date are:

2010	$20,000,000
2011	85,000,000
2012	40,000,000
2013	10,000,000
2014	5,000,000
In October 2010, we prepaid $65.0 million of our outstanding FHLB advances, decreasing our outstanding balances to $95.0 million and increasing our availability to approximately $106.0 million. The affected FHLB advances had maturity dates ranging from December 2010 through March 2011, with an average interest rate of 3.43%. Our next scheduled maturity is now April 2011.
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
These instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized, if any, in the balance sheet. Our bank’s maximum exposure to loan loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual notional amount of those instruments. Our bank uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments. Collateral, such as accounts receivable, securities, inventory, and property and equipment, is generally obtained based on our credit assessment of the borrower. If required, estimated loss exposure resulting from these instruments is expensed and recorded as a liability. The balance of the liability was $0 as of September 30, 2010 and December 31, 2009.
A summary of the contractual amounts of our financial instruments with off-balance sheet risk at September 30, 2010 and December 31, 2009 follows:

	September 30,	December 31,
	2010	2009
Commercial unused lines of credit	$156,474,000	$205,018,000
Unused lines of credit secured by 1 — 4 family residential properties	24,948,000	24,916,000
Credit card unused lines of credit	7,956,000	8,565,000
Other consumer unused lines of credit	3,890,000	4,526,000
Commitments to extend credit	8,713,000	7,701,000
Standby letters of credit	24,977,000	36,512,000

	$226,958,000	$287,238,000

(Continued)

19.

MERCANTILE BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
9. COMMITMENTS AND OFF-BALANCE SHEET RISK (Continued)
Certain of our commercial loan customers have entered into interest rate swap agreements directly with our correspondent banks. To assist our commercial loan customers in these transactions, and to encourage our correspondent banks to enter into the interest rate swap transactions with minimal credit underwriting analyses on their part, we have entered into risk participation agreements with the correspondent banks whereby we agree to make payments to the correspondent banks owed by our commercial loan customers under the interest rate swap agreement in the event that our commercial loan customers do not make the payments. We are not a party to the interest rate swap agreements under these arrangements. As of September 30, 2010, the total notional amount of the underlying interest rate swap agreements was $45.6 million, with a net fair value from our commercial loan customers’ perspective of negative $6.2 million. Payments made in regards to the risk participation agreements total $484,000; however, we believe the affected customer will reimburse us for such payments and therefore we have recorded no valuation allowance for our receivable from this customer and have accrued no liability for potential future payments. These risk participation agreements are considered financial guarantees in accordance with applicable accounting guidance and are therefore recorded as liabilities at fair value, generally equal to the fees collected at the time of their execution. These liabilities are accreted into income during the term of the interest rate swap agreements, generally ranging from four to fifteen years.
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

20.

MERCANTILE BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
10. HEDGING ACTIVITIES (Continued)
On October 30, 2008, we terminated all of our interest rate swaps. The termination coincided with our decision to not lower our prime rate in association with the Federal Open Market Committee’s reduction of the targeted federal funds rate by 50 basis points on October 29, 2008. Virtually all of our prime rate-based commercial floating rate loans are tied to the Mercantile Bank Prime Rate, while our interest rate swaps utilized the Wall Street Journal Prime Rate. The resulting difference negatively impacted the effectiveness of our interest rate swaps, so we believed it was prudent to terminate them. The aggregate fair value of the interest rate swaps on October 30, 2008 was $2.4 million, which has been accreted into interest income on loans and leases based on the original term of the interest rate swaps. As of September 30, 2010, we had fully accreted the $2.4 million into interest income, including $0.1 million during the first nine months of 2010.
11. FAIR VALUES OF FINANCIAL INSTRUMENTS
Carrying amount and estimated fair values of financial instruments were as follows as of September 30, 2010 and December 31, 2009:

	September 30, 2010		December 31, 2009
	Carrying	Fair	Carrying	Fair
	Values	Values	Values	Values
Financial assets
Cash and cash equivalents	$171,996,000	$171,996,000	$21,735,000	$21,735,000
Securities available for sale	214,343,000	214,343,000	182,492,000	182,492,000
Securities held to maturity	0	0	59,211,000	60,271,000
Federal Home Loan Bank stock	15,681,000	15,681,000	15,681,000	15,681,000
Loans, net	1,285,280,000	1,293,071,000	1,491,940,000	1,501,860,000
Bank owned life insurance	46,335,000	46,335,000	45,024,000	45,024,000
Accrued interest receivable	6,143,000	6,143,000	7,088,000	7,088,000

Financial liabilities
Deposits	1,351,864,000	1,364,158,000	1,401,627,000	1,407,310,000
Securities sold under agreements to repurchase	116,241,000	116,241,000	99,755,000	99,755,000
Federal funds purchased	0	0	2,600,000	2,600,000
Federal Home Loan Bank advances	160,000,000	164,268,000	205,000,000	208,435,000
Subordinated debentures	32,990,000	32,183,000	32,990,000	32,971,000
Accrued interest payable	4,375,000	4,375,000	6,158,000	6,158,000
(Continued)

21.

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
(Continued)

23.

MERCANTILE BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
12. FAIR VALUES (Continued)
Mortgage loans held for sale. Mortgage loans held for sale are carried at the lower of cost or fair value and are measured on a nonrecurring basis. Fair value is based on independent quoted market prices, where applicable, or the prices for other mortgage whole loans with similar characteristics. As of September 30, 2010 and December 31, 2009, we determined that the fair value of our mortgage loans held for sale was similar to the cost; therefore, we carried the $6.0 million and $0.9 million, respectively, of such loans at cost so they are not included in the nonrecurring table below.
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
Derivatives. For interest rate swaps, we measure fair value utilizing models that use primarily market observable inputs, such as yield curves and option volatilities, and accordingly, are classified as Level 2. We had no interest rate swaps contracts outstanding as of September 30, 2010 or December 31, 2009.
Assets and Liabilities Measured at Fair Value on a Recurring Basis
The balances of assets and liabilities measured at fair value on a recurring basis as of September 30, 2010 are as follows:

		Quoted
		Prices in
		Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
U.S. Government agency debt obligations	$105,592,000	$0	$105,592,000	$0
Mortgage-backed securities	53,261,000	0	53,261,000	0
Michigan Strategic Fund bonds	18,435,000	0	18,435,000	0
Municipal general obligation bonds	30,583,000	0	30,583,000	0
Municipal revenue bonds	4,981,000	0	4,981,000	0
Mutual funds	1,491,000	0	1,491,000	0

Total	$214,343,000	$0	$214,343,000	$0

There were no transfers in or out of Level 1, Level 2 or Level 3 during the first nine months of 2010.
(Continued)

24.

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

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
The balances of assets and liabilities measured at fair value on a nonrecurring basis as of September 30, 2010 are as follows:

		Quoted
		Prices in
		Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Impaired loans (1)	$37,456,000	$0	$0	$37,456,000
Foreclosed assets (1)	21,896,000	0	0	21,896,000

Total	$59,352,000	$0	$0	$59,352,000

The balances of assets and liabilities measured at fair value on a nonrecurring basis as of December 31, 2009 are as follows:

		Quoted
		Prices in
		Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Impaired loans (1)	$41,456,000	$0	$0	$41,456,000
Foreclosed assets (1)	26,608,000	0	0	26,608,000

Total	$68,064,000	$0	$0	$68,064,000

(1)	Represents carrying value and related write-downs for which adjustments are based on the estimated value of the property or other assets.
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
The prompt corrective action regulations provide five classifications, including well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized, although these terms are not used to represent overall financial condition. If an institution is not well capitalized, regulatory approval is required to accept brokered deposits. Subject to limited exceptions, no institution may make a capital distribution if, after making the distribution, it would be undercapitalized. If an institution is undercapitalized, it is subject to close monitoring by its principal federal regulator, its asset growth and expansion are restricted, and plans for capital restoration are required. In addition, further specific types of restrictions may be imposed on the institution at the discretion of the federal regulator. At September 30, 2010 and December 31, 2009, our bank was in the well capitalized category under the regulatory framework for prompt corrective action. There are no conditions or events since September 30, 2010 that we believe has changed our bank’s categorization.
Our actual capital levels (dollars in thousands) and the minimum levels required to be categorized as adequately and well capitalized were:

					Minimum Required
					to be Well
			Minimum Required		Capitalized Under
			for Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Regulations
	Amount	Ratio	Amount	Ratio	Amount	Ratio
September 30, 2010
Total capital (to risk weighted assets)
Consolidated	$181,588	12.0%	$120,691	8.0%	$ NA	NA
Bank	180,994	12.0	120,573	8.0	150,716	10.0%
Tier 1 capital (to risk weighted assets)
Consolidated	162,422	10.8	60,346	4.0	NA	NA
Bank	161,846	10.7	60,287	4.0	90,430	6.0
Tier 1 capital (to average assets)
Consolidated	162,422	9.2	70,987	4.0	NA	NA
Bank	161,846	9.1	70,929	4.0	88,661	5.0
(Continued)

26.

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
Our consolidated capital levels as of September 30, 2010 and December 31, 2009 include $32.0 million of trust preferred securities issued by the trust in September 2004 and December 2004 subject to certain limitations. Under applicable Federal Reserve guidelines, the trust preferred securities constitute a restricted core capital element. The guidelines provide that the aggregate amount of restricted core elements that may be included in our Tier 1 capital must not exceed 25% of the sum of all core capital elements, including restricted core capital elements, net of goodwill less any associated deferred tax liability. As of September 30, 2010 and December 31, 2009, all $32.0 million of the trust preferred securities were included as Tier 1 capital.
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

27.

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

28.

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
Introduction
The following discussion compares the financial condition of Mercantile Bank Corporation and its consolidated subsidiaries, Mercantile Bank of Michigan (“our bank”), our bank’s three subsidiaries, Mercantile Bank Mortgage Company, LLC (“our mortgage company”), Mercantile Bank Real Estate Co., LLC (“our real estate company”) and Mercantile Insurance Center, Inc. (“our insurance company”), at September 30, 2010 to December 31, 2009 and the results of operations for the three and nine months ended September 30, 2010 and September 30, 2009. This discussion should be read in conjunction with the interim consolidated financial statements and footnotes included in this report. Unless the text clearly suggests otherwise, references in this report to “us,” “we,” “our” or “the company” include Mercantile Bank Corporation and its consolidated subsidiaries referred to above.
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

29.

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

30.

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
Our earnings performance also reflects positive steps we have taken to not only partially mitigate the impact of asset quality-related costs in the near term, but to benefit us on a longer-term basis as well. First, our net interest margin has been expanding as we have replaced maturing high-rate deposits and borrowed funds with lower-cost funds, while at the same time our commercial loan pricing initiatives offset the negative impact of a relatively high level of nonaccrual loans. Next, our regulatory risk-based capital ratios are increasing, as the sale of preferred stock under the Department of Treasury’s Capital Purchase Program and the reduction of loans and leases outstanding have more than offset the impact of our net losses. In addition, we are increasing our local deposit balances, reflecting the successful implementation of various initiatives, campaigns and product enhancements. The local deposit growth, combined with the reduction of loans and leases outstanding, are providing for a substantial reduction of, and reliance on, wholesale funds. Lastly, we are seeing the positive effect of our branch consolidation and other overhead cost reduction initiatives, as we continue to make strides to reduce controllable noninterest expense.
Financial Condition
During the first nine months of 2010, our total assets decreased $92.8 million, and totaled $1.81 billion as of September 30, 2010. The decline in total assets was comprised primarily of a $210.7 million reduction in total loans and leases and a $27.4 million decrease in securities, more than offsetting a $150.3 million increase in cash and cash equivalents. Total deposits declined $49.8 million, while Federal Home Loan Bank (“FHLB”) advances decreased $45.0 million.

31.

MERCANTILE BANK CORPORATION
Commercial loans and leases declined $204.1 million during the first nine months of 2010, and at September 30, 2010 totaled $1.20 billion, or 90.7% of the total loan and lease portfolio. The decline in outstanding balances primarily reflects the slowdown in business activity in our markets and the impact of a concerted effort on our part to reduce exposure to certain non-owner occupied commercial real estate (“CRE”) and automotive-related businesses. The largest reduction occurred in the commercial and industrial (“C&I”) loan portfolio, where total outstanding balances declined $104.6 million, in large part reflecting the slowdown in business activity and a corresponding reduction in accounts receivable and inventory financings. We would expect to see an increase in commercial line of credit usage when economic conditions improve. During the first nine months of 2010, commercial loans collateralized by non-owner occupied real estate declined $65.5 million. Our systematic approach to reducing our exposure to certain CRE lending will be pro-longed, given the nature of CRE lending and the current depressed economic conditions; however, we believe that such a reduction is in our best interest when taking into account the increased inherent credit risk, relatively low loan rates and nominal deposit balances associated with targeted borrowing relationships.
The commercial loan and lease portfolio represents loans to businesses generally located within our market areas. Approximately 78% of the commercial loan and lease portfolio is primarily secured by real estate properties, with the remaining generally secured by other business assets such as accounts receivable, inventory and equipment. The continued significant concentration of the loan and lease portfolio in commercial loans and leases is consistent with our strategy of focusing a substantial amount of our efforts on commercial banking. Corporate and business lending is an area of expertise for our senior management team, and our commercial lenders have extensive commercial lending experience, with most having at least ten years’ experience. Of each of the loan categories that we originate, commercial loans and leases are most efficiently originated and managed, thus limiting overhead costs by necessitating the attention of fewer employees. Our commercial lending business generates the largest portion of local deposits and is our primary source of demand deposits.
The following table summarizes our loans secured by real estate, excluding residential mortgage loans representing permanent financing of owner occupied dwellings and home equity lines of credit:

	9/30/10	6/30/10	3/31/10	12/31/09	9/30/09
Residential-Related:
Vacant Land	$18,013,000	$20,351,000	$20,871,000	$19,465,000	$20,630,000
Land Development	29,735,000	29,627,000	32,199,000	34,027,000	33,862,000
Construction	5,854,000	6,627,000	7,872,000	7,199,000	9,446,000

	53,602,000	56,605,000	60,942,000	60,691,000	63,938,000

Comm’l Non-Owner Occupied:
Vacant Land	15,416,000	19,812,000	22,304,000	25,549,000	25,564,000
Land Development	18,221,000	18,585,000	19,058,000	19,402,000	22,412,000
Construction	39,620,000	52,295,000	52,107,000	65,697,000	79,339,000
Commercial Buildings	509,777,000	512,816,000	539,284,000	537,891,000	528,727,000

	583,034,000	603,508,000	632,753,000	648,539,000	656,042,000

Comm’l Owner Occupied:
Construction	0	1,360,000	1,651,000	1,404,000	5,456,000
Commercial Buildings	298,846,000	302,768,000	316,302,000	324,451,000	349,335,000

	298,846,000	304,128,000	317,953,000	325,855,000	354,791,000

Total	$935,482,000	$964,241,000	$1,011,648,000	$1,035,085,000	$1,074,771,000

32.

MERCANTILE BANK CORPORATION
Residential mortgage loans and consumer loans declined in aggregate $6.6 million during the first nine months of 2010, and at September 30, 2010, totaled $124.2 million, or 9.3% of the total loan and lease portfolio. Although residential mortgage loan and consumer loan portfolios may increase in future periods, we expect the commercial sector of the lending efforts and resultant assets to remain the dominant loan portfolio category.
Our credit policies establish guidelines to manage credit risk and asset quality. These guidelines include loan review and early identification of problem loans and leases to provide appropriate loan and lease portfolio administration. The credit policies and procedures are meant to minimize the risk and uncertainties inherent in lending. In following these policies and procedures, we must rely on estimates, appraisals and evaluations of loans and leases and the possibility that changes in these could occur quickly because of changing economic conditions. Identified problem loans and leases, which exhibit characteristics (financial or otherwise) that could cause the loans and leases to become nonperforming or require restructuring in the future, are included on the internal “watch list”. Senior management and the Board of Directors review this list regularly. Market value estimates of collateral on impaired loans, as well as on foreclosed and repossessed assets, are reviewed periodically; however, we have a process in place to monitor whether value estimates at each quarter-end are reflective of current market conditions. Our credit policies establish criteria for obtaining appraisals and determining internal value estimates. We may also adjust outside and internal valuations based on identifiable trends within our markets, such as recent sales of similar properties or assets, listing prices and offers received. In addition, we may discount certain appraised and internal value estimates to address distressed market conditions.
The levels of net loan and lease charge-offs and nonperforming assets have increased since early 2007. Although we were never directly involved in the underwriting of or the investing in subprime residential real estate loans, the apparent substantial and rapid collapse of this line of business during 2007 throughout the United States had a significant negative impact on the residential real estate development lending portion of our business. The resulting decline in real estate prices and slowdown in sales has stretched the cash flow of our local developers and eroded the value of our underlying collateral, which caused elevated levels of nonperforming assets and net loan and lease charge-offs. Since that time, we have witnessed stressed economic conditions in Michigan and throughout the country. The resulting decline in business revenue has negatively impacted the cash flows of many of our borrowers, some to the point where loan payments have become past due or will likely become delinquent in future periods. In addition, real estate prices have fallen significantly, thereby exposing us to larger-than-typical losses in those instances where the sale of collateral is the primary source of repayment. Also during this time, we have seen deterioration in guarantors’ financial capacities to fund deficient cash flows and reduce or eliminate collateral deficiencies. It is likely that the net loan and lease charge-offs and nonperforming assets will remain elevated in comparison to our historical levels until economic conditions improve.
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

33.

MERCANTILE BANK CORPORATION
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
During the latter part of 2008, throughout 2009 and during the first nine months of 2010, we saw a continuation of the stresses caused by the poor economic conditions, especially in the CRE markets. High vacancy rates or slow absorption have resulted in inadequate cash flow generated from some real estate projects we have financed, and have required guarantors to provide personal funds to make full contractual loan payments and pay other operating costs. In some cases, the guarantors’ cash and other liquid reserves have become seriously diminished. In other cases, sale of the collateral, either by the borrower or us, is our primary source of repayment.
We are, however, encouraged by the apparent credit quality stabilization within our loan and lease portfolio during the past twelve months. After a period of significant and ongoing increases from 2007 through September 30, 2009, the level of nonperforming assets was relatively unchanged from September 30, 2009 through June 30, 2010, and then declined during the third quarter of 2010. Of particular note are the reduced level of additions to the nonperforming asset category and the increased level of nonaccrual loans returning to performing status. We have also seen an increased level of interest in, and sales of, foreclosed properties and assets securing nonaccrual loans during 2010.
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

34.

MERCANTILE BANK CORPORATION
As of September 30, 2010, nonperforming assets totaled $92.4 million, or 5.1% of total assets. Nonperforming loans and leases totaled $70.5 million and foreclosed properties/repossessed assets equaled $21.9 million. As of September 30, 2010, nonperforming loans secured by CRE, combined with all foreclosed properties, totaled $59.1 million. Nonperforming loans and foreclosed properties associated with the development of residential-related real estate totaled $19.7 million, with another $7.3 million in nonperforming loans secured by, and foreclosed properties consisting of, residential properties. Nonperforming C&I loans and repossessed assets totaled $6.4 million. Net loan and lease charge-offs during the third quarter of 2010 totaled $14.3 million, or an annualized 4.11% of average total loans and leases, and totaled $29.0 million during the first nine months of 2010, or an annualized 2.67% of average total loans and leases. Almost $11.0 million, or approximately 75%, of the loan and lease charge-offs during the third quarter of 2010 represent the charge-off of specific reserves that were created through provision expense in prior periods. Net loan and lease charge-offs in at least the next few quarters are expected to remain elevated compared to historical averages due to a higher volume of nonperforming loans and leases and significant declines in property values.
The following table provides a breakdown of nonperforming assets by property type:

	9/30/10	6/30/10	3/31/10	12/31/09	9/30/09
Residential Real Estate:
Land Development	$16,746,000	$21,551,000	$22,781,000	$19,722,000	$13,645,000
Construction	2,924,000	10,231,000	11,425,000	12,103,000	13,021,000
Owner Occupied / Rental	7,251,000	6,159,000	5,908,000	7,493,000	6,830,000

	26,921,000	37,941,000	40,114,000	39,318,000	33,496,000

Commercial Real Estate:
Land Development	2,277,000	2,050,000	3,031,000	2,971,000	4,621,000
Construction	0	571,000	1,238,000	1,268,000	228,000
Owner Occupied	15,083,000	16,216,000	17,311,000	19,918,000	21,429,000
Non-Owner Occupied	41,725,000	46,706,000	46,552,000	38,417,000	36,473,000

	59,085,000	65,543,000	68,132,000	62,574,000	62,751,000

Non-Real Estate:
Commercial Assets	6,386,000	7,049,000	9,303,000	9,758,000	14,510,000
Consumer Assets	5,000	0	8,000	8,000	8,000

	6,391,000	7,049,000	9,311,000	9,766,000	14,518,000

Total	$92,397,000	$110,533,000	$117,557,000	$111,658,000	$110,765,000

35.

MERCANTILE BANK CORPORATION
The following table provides a reconciliation of nonperforming assets:

	3rd Qtr	2nd Qtr	1st Qtr	4th Qtr	3rd Qtr
	2010	2010	2010	2009	2009
Beginning balance	$110,533,000	$117,557,000	$111,658,000	$110,765,000	$86,631,000
Additions	10,905,000	13,101,000	23,054,000	22,308,000	39,815,000
Returns to performing status	(7,938,000)	(1,356,000)	(811,000)	0	(47,000)
Principal payments	(5,422,000)	(7,332,000)	(4,242,000)	(8,652,000)	(3,707,000)
Sale proceeds	(1,209,000)	(2,398,000)	(5,080,000)	(3,353,000)	(1,630,000)
Loan charge-offs	(12,829,000)	(8,176,000)	(6,117,000)	(7,862,000)	(8,578,000)
Valuation write-downs	(1,643,000)	(863,000)	(905,000)	(1,548,000)	(1,719,000)

Total	$92,397,000	$110,533,000	$117,557,000	$111,658,000	$110,765,000

The following table provides a breakdown of net loan and lease charge-offs by collateral type:

	3rd Qtr	2nd Qtr	1st Qtr	4th Qtr	3rd Qtr
	2010	2010	2010	2009	2009
Residential Real Estate:
Land Development	$2,115,000	$1,254,000	$565,000	$2,204,000	$467,000
Construction	93,000	649,000	587,000	733,000	3,208,000
Owner Occupied / Rental	1,212,000	407,000	326,000	946,000	530,000

	3,420,000	2,310,000	1,478,000	3,883,000	4,205,000

Commercial Real Estate:
Land Development	360,000	674,000	617,000	45,000	0
Construction	0	660,000	0	0	0
Owner Occupied	2,159,000	726,000	1,091,000	1,140,000	1,254,000
Non-Owner Occupied	6,805,000	2,551,000	1,945,000	3,009,000	3,265,000

	9,324,000	4,611,000	3,653,000	4,194,000	4,519,000

Non-Real Estate:
Commercial Assets	1,517,000	1,670,000	1,012,000	2,788,000	2,232,000
Consumer Assets	1,000	(3,000)	9,000	(1,000)	7,000

	1,518,000	1,667,000	1,021,000	2,787,000	2,239,000

Total	$14,262,000	$8,588,000	$6,152,000	$10,864,000	$10,963,000

36.

MERCANTILE BANK CORPORATION
The following table summarizes nonperforming loans and leases, including troubled debt restructurings:

	9/30/10	6/30/10	3/31/10	12/31/09	9/30/09
Past due 90 days or more and accruing interest	$0	$24,000	$0	$243,000	$3,040,000
Nonaccrual, including troubled debt restructurings	64,639,000	81,543,000	88,450,000	81,818,000	87,190,000
Troubled debt restructurings, accruing interest	5,862,000	5,946,000	6,011,000	2,989,000	1,012,000

Total	$70,501,000	$87,513,000	$94,461,000	$85,050,000	$91,242,000

In each accounting period, we adjust the allowance to the amount we believe is necessary to maintain the allowance at adequate levels. Through the loan and lease review and credit departments, we attempt to establish portions of the allowance based on specifically identifiable problem loans and leases. The evaluation of the allowance is further based on, but not limited to, consideration of the internally prepared Allowance Analysis, loan and lease loss migration analysis, composition of the loan and lease portfolio, third party analysis of the loan and lease administration processes and portfolio and general economic conditions.
The Allowance Analysis applies reserve allocation factors to outstanding loan and lease balances to calculate an overall allowance dollar amount. For commercial loans and leases, which continue to comprise a vast majority of our total loans and leases, reserve allocation factors are based on the loan ratings as determined by our standardized grade paradigms and by loan purpose. We have divided our commercial loan and lease portfolio into five segments: 1) commercial and industrial loans; 2) vacant land, land development and residential construction; 3) owner occupied real estate; 4) non-owner occupied real estate; and 5) multi-family and residential rental properties. The reserve allocation factors are primarily based on the historical trends of net loan and lease charge-offs through a migration analysis whereby loan losses are tracked via assigned grades over various different time periods, with adjustments made for environmental factors reflecting the current status of, or recent changes in, items such as: lending policies and procedures; economic conditions; nature and volume of the loan portfolio; experience, ability and depth of management and lending staff; volume and severity of past due, nonaccrual and adversely classified loans; effectiveness of the loan review program; value of underlying collateral; loan concentrations; and other external factors such as competition and regulatory environment. Adjustments for specific lending relationships, particularly impaired loans and leases, are made on a case-by-case basis. Retail loan reserve allocations are determined in a similar fashion as those for commercial loans and leases, except that retail loans are segmented by type of credit and not a grading system. We regularly review the Allowance Analysis and make adjustments periodically based upon identifiable trends and experience.
As specified in our Loan Administration Policy, we complete a migration analysis quarterly to assist us in determining appropriate reserve allocation factors for commercial loans and leases. Our migration takes into account various time periods, and while we generally place most weight on the eight-quarter time frame as that period is close to the average duration of our loan and lease portfolio, consideration is given to other time periods as part of our assessment. Although the migration analysis provides an accurate historical accounting of our loan and lease losses, it is not able to fully account for environmental factors that will also very likely impact the collectability of our commercial loans and leases as of any quarter-end date. Therefore, we incorporate the environmental factors as adjustments to the historical data.

37.

MERCANTILE BANK CORPORATION
Environmental factors include both internal and external items. We believe the most significant internal environmental factor is our credit culture and the relative aggressiveness in assigning and revising commercial loan and lease risk ratings. Although we have been consistent in our approach to commercial loan and lease ratings, ongoing stressed economic conditions have resulted in an even higher sense of aggressiveness with regards to the downgrading of lending relationships. In addition, we made revisions to our grading paradigms in early 2009 that mathematically resulted in commercial loan and lease relationships being more quickly downgraded when signs of stress were noted, such as slower sales activity for construction and land development CRE relationships and reduced operating performance/cash flow coverage for C&I relationships. These changes, coupled with the troubled economic environment, have resulted in significant downgrades and the need for substantial provisions to the allowance. Also in early 2009, we created two specific groups tasked with managing our higher exposure lending relationships to more effectively manage our commercial loan and lease portfolio. One team manages the most distressed credits, while the other team manages larger weakened credit relationships.
The most significant external environmental factor is the assessment of the current economic environment and the resulting implications on our commercial loan and lease portfolio. Currently, we believe conditions remain stressed for CRE; however, recent data and performance reflect a level of stability in the C&I segment of our loan and lease portfolio.
The primary risk elements with respect to commercial loans and leases are the financial condition of the borrower, the sufficiency of collateral, and timeliness of scheduled payments. We have a policy of requesting and reviewing periodic financial statements from commercial loan and lease customers, and we instituted a disciplined and formalized review of the existence of collateral and its value. The primary risk element with respect to each instalment and residential real estate loan is the timeliness of scheduled payments. We have a reporting system that monitors past due loans and have adopted policies to pursue creditor’s rights in order to preserve our collateral position.
Although we believe the allowance is adequate to absorb loan losses as they arise, there can be no assurance that we will not sustain loan losses in any given period that could be substantial in relation to, or greater than, the size of the allowance.
Securities decreased by $27.4 million during the first nine months of 2010, totaling $230.0 million as of September 30, 2010. The decline in the securities portfolio primarily reflects the sale of certain tax-exempt municipal bonds with an aggregate book value of $20.0 million, which were sold in late March after analyzing our current and forecasted federal income tax position. A vast majority of the sales proceeds were used to purchase U.S. Government agency bonds during April and early May. Proceeds from matured and called U.S. Government agency bonds during the first nine months of 2010 totaled $65.6 million, with another $12.3 million received from principal paydowns on mortgage-backed securities, $4.5 million from matured and called tax-exempt municipal bonds and $2.1 million from matured Michigan Strategic Fund bonds. Purchases during the first nine months of 2010, consisting almost exclusively of U.S. Government agency bonds, totaled $71.5 million. At September 30, 2010, the portfolio was comprised of U.S. Government agency bonds (46%), U.S. Government agency issued or guaranteed mortgage-backed securities (23%), tax-exempt municipal general obligation and revenue bonds (15%), Michigan Strategic Fund bonds (8%), Federal Home Loan Bank stock (7%) and mutual funds (1%). All of our securities are currently designated as available for sale. Historically, we had designated our tax-exempt municipal bonds as held to maturity; however, we changed the designation to available for sale immediately after the sale of certain of our tax-exempt municipal bonds in late March. We maintain the securities portfolio at levels to provide adequate pledging and secondary liquidity for our daily operations.

38.

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
Federal funds sold, consisting of excess funds sold overnight to a correspondent bank, along with investments in interest-bearing deposits at correspondent banks, are used to manage daily liquidity needs and interest rate sensitivity. During the first nine months of 2010, the average balance of these funds equaled $67.1 million, or 3.8% of average earning assets. This level is similar to that during all of 2009, but considerably higher than the historical average of less than 1.0%. Given the stressed market and economic conditions, in early 2009 we made the decision to operate with a higher than traditional balance of federal funds sold and interest-bearing deposits. We expect to maintain the higher balance of federal funds sold and other interest-bearing deposits, likely 2.5% to 3.5% of average earning assets, until market and economic conditions return to more normalized levels.
Federal funds sold totaled $146.7 million as of September 30, 2010, a level well above the average balance of $58.0 million during the first nine months of 2010. The higher balance is a short-term situation primarily caused by a significant inflow of cash from local deposit growth and loan pay-offs and principal payments received during the latter part of the third quarter which significantly exceeded maturing wholesale fund balances during the same time period. We expect federal funds sold to return to a level similar to the year-to-date average during the fourth quarter primarily through the ongoing reduction of wholesale funds. In October 2010, we prepaid $65.0 million of our outstanding FHLB advances. The affected FHLB advances had maturity dates ranging from December 2010 through March 2011.
Premises and equipment at September 30, 2010 equaled $28.3 million, a decrease of $1.4 million over the past nine months. Purchases of premises and equipment during the first nine months of 2010 totaled $0.1 million, while depreciation expense totaled $1.5 million. On December 30, 2009, all FDIC-insured financial institutions were required to prepay estimated FDIC deposit insurance assessments for the fourth quarter of 2009 and the years 2010, 2011 and 2012. The amount we paid equaled $16.3 million, which will be expensed over the future quarterly assessment periods. As of September 30, 2010, the balance of this prepaid asset was $13.0 million.
Foreclosed and repossessed assets totaled $21.9 million at September 30, 2010, compared to $26.6 million on December 31, 2009. The $4.7 million net decline consisted of $9.3 million in sales proceeds and $3.1 million in valuation write-downs, offset by $7.7 million in transfers from the loan and lease portfolio. We expect foreclosed and repossessed assets to remain at elevated levels as we move through the difficult economic environment and in certain situations elect to foreclose or repossess collateral. The State of Michigan has a relatively protracted foreclosure process that generally takes six to twelve months before deed is obtained. While we expect further transfers from loans and leases to foreclosed and repossessed assets in future periods reflecting our collection efforts on impaired lending relationships, we are hopeful that the increased sales activity we witnessed during the first nine months of 2010 and the latter part of 2009 will continue and limit the overall increase in and average balance of this nonperforming asset category.

39.

MERCANTILE BANK CORPORATION
Deposits decreased $49.8 million during the first nine months of 2010, totaling $1.35 billion at September 30, 2010. Local deposits increased $77.3 million, while out-of-area deposits decreased $127.1 million. As a percent of total deposits, local deposits equaled 55.8% on September 30, 2010, compared to 48.3% at December 31, 2009. In comparing balances as of September 30, 2010 to those at December 31, 2008, total deposits have declined by $247.7 million, consisting of a $283.7 million increase in local deposits and a $531.4 million decrease in out-of-area deposits. The decline in out-of-area deposits primarily results from the decline in total loans and leases and the increase in local deposits. The increase in local deposits reflects various programs and initiatives we have implemented over the past two years, including: certificate of deposit campaign; implementation of several deposit-gathering initiatives in our commercial lending function; introduction of new deposit-related products and services; and the continuation of providing our customers with the latest in technological advances that give improved information, convenience and timeliness.
Noninterest-bearing checking deposit accounts remain relatively stable, averaging between $110.0 million and $120.0 million over the past several years, and $117.1 million during the first nine months of 2010. Local interest-bearing checking accounts, in large part reflecting the strong success of our executive banking product, increased $58.1 million during the first nine months of 2010, and are up $94.1 million since year-end 2008. Money market deposit accounts increased $78.3 million during the first nine months of 2010, and are up $85.5 million since year-end 2008. Savings deposits increased $14.3 million during the first nine months of 2010, and are up $3.0 million since year-end 2008. A vast majority of the increase in savings accounts during 2010 occurred during the latter part of the third quarter, and was comprised primarily of property tax deposits made by several local municipal customers. We expect a majority of these funds to be withdrawn over the next several months. Certificates of deposit purchased by customers located within our market areas declined $63.6 million during the first nine months of 2010, after increasing $164.1 million during 2009. During the first quarter of 2009, we ran a high-rate one-year certificate of deposit campaign that raised about $65.0 million, with most of the dollars representing new deposits to our bank. As these certificates of deposit matured during the first quarter of 2010, we were able to retain about 70% of the maturing funds. A majority of the funds that remained in our bank were deposited into either our executive banking product or a money market deposit account. As with savings deposits, we also had several municipal customers open new short term certificates of deposit during the latter part of the third quarter of 2010 primarily comprised of property tax payments; we expect a majority of these funds, which total about $50.0 million, to be withdrawn over the next several months as well. During the third quarter of 2010, we continued to see funds from maturing certificates of deposit being transferred to interest-bearing checking and money market deposit accounts, and we expect that trend to continue in future periods.
Deposits obtained from customers located outside of our market areas decreased $127.1 million during the first nine months of 2010, and have declined $531.4 million since year-end 2008. As of September 30, 2010, out-of-area deposits totaled $597.9 million. Out-of-area deposits consist of certificates of deposit obtained from depositors located outside our market areas and placed by deposit brokers for a fee, but also include certificates of deposit obtained from the deposit owners directly. The owners of out-of-area deposits include individuals, businesses and municipalities located throughout the United States. The significant decline in out-of-area deposits since year-end 2008 primarily reflects the influx of cash resulting from the reduction in total loans and leases and from the increase in local deposits.
Repurchase agreements increased $16.5 million during the first nine months of 2010, totaling $116.2 million as of September 30, 2010. As part of our sweep account program, collected funds from certain business noninterest-bearing checking accounts are invested into over-night interest-bearing repurchase agreements. Such repurchase agreements are not deposit accounts and are not afforded federal deposit insurance.

40.

MERCANTILE BANK CORPORATION
FHLB advances declined $45.0 million during the first nine months of 2010, and are down $110.0 million since year-end 2008. As of September 30, 2010, FHLB advances totaled $160.0 million. The decline in FHLB advances since year-end 2008 primarily reflects the influx of cash resulting from the reduction in total loans and leases and from the increase in local deposits. The FHLB advances are collateralized by residential mortgage loans, first mortgage liens on multi-family residential property loans, first mortgage liens on commercial real estate property loans, and substantially all other assets of our bank, under a blanket lien arrangement. Our borrowing line of credit as of September 30, 2010 totaled about $205.0 million, with availability approximating $41.0 million. In October 2010, we prepaid $65.0 million of our outstanding FHLB advances, decreasing our outstanding balances to $95.0 million and increasing our availability to approximately $106.0 million. The affected FHLB advances had maturity dates ranging from December 2010 through March 2011.
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
To assist in providing needed funds, we have regularly obtained monies from wholesale funding sources. Wholesale funds, comprised primarily of deposits from customers outside of our market areas and advances from the FHLB, totaled $767.9 million, or 46.9% of combined deposits and borrowed funds as of September 30, 2010, compared to $947.5 million, or 55.0% of combined deposits and borrowed funds as of December 31, 2009, and $1.41 billion, or 71.5% of combined deposits and borrowed funds as of December 31, 2008.
Although local deposits have generally increased as new business, municipality and individual deposit relationships are established and as existing customers increase the balances in their accounts, and we witnessed significant local deposit growth during the first nine months of 2010 and all of 2009, the relatively high reliance on wholesale funds will likely remain. As part of our interest rate risk management strategy, a majority of our wholesale funds have a fixed interest rate and mature within one year, reflecting the fact that a majority of our loans and leases have a floating rate tied to either the Mercantile Bank Prime Rate or LIBOR rates. While this maturity strategy increases inherent liquidity risk, we believe the increased liquidity risk is sufficiently mitigated by the benefits derived from an interest rate risk management standpoint. In addition, we have developed a comprehensive contingency funding plan which we believe further mitigates the increased liquidity risk.
Wholesale funds are generally a lower all-in cost source of funds when compared to the interest rates that would have to be offered in our local markets to generate a commensurate level of funds. Interest rates paid on new out-of-area deposits and FHLB advances have historically been similar to interest rates paid on new certificates of deposit issued to local customers, although during the latter part of 2009 and the first nine months of 2010, they have been notably lower. In addition, the overhead costs associated with wholesale funds are considerably less than the overhead costs that would be incurred to attract and administer a similar level of local deposits, especially if the estimated costs of a needed expanded branching network were taken into account. We believe the relatively low overhead costs reflecting our limited branch network mitigate our high reliance on wholesale funds and resulting relatively low net interest margin.

41.

MERCANTILE BANK CORPORATION
As part of our sweep account program, collected funds from certain business noninterest-bearing checking accounts are invested into over-night interest-bearing repurchase agreements. Such repurchase agreements are not deposit accounts and are not afforded federal deposit insurance. Repurchase agreements increased $16.5 million during the first nine months of 2010, totaling $116.2 million as of September 30, 2010. Approximately 50% of the increase is associated with one customer electing to switch their noninterest-bearing checking account to a repurchase agreement during the third quarter of 2010. Generally, we see an increase in the repurchase agreement aggregate balance throughout the calendar year, and then a decline of 10% to 20% during the early part of the first quarter of each calendar year as customers use funds for the payment of bonuses and taxes. Information regarding our repurchase agreements as of September 30, 2010 and during the first nine months of 2010 is as follows:

Outstanding Balance at September 30, 2010	$116,241,000
Weighted Average Interest Rate at September 30, 2010	1.43%
Maximum Daily Balance During Nine-Months Ended September 30, 2010	$124,011,000
Average Daily Balance for Nine-Months Ended September 30, 2010	$103,640,000
Weighted Average Interest Rate for Nine-Months Ended September 30, 2010	1.41%
As a member of the Federal Home Loan Bank of Indianapolis, we have access to the FHLB advance borrowing programs. Advances totaled $160.0 million at September 30, 2010, compared to $205.0 million and $270.0 million outstanding at December 31, 2009 and December 31, 2008, respectively. Based on available collateral at September 30, 2010, we could borrow an additional $41.0 million. In October 2010, we prepaid $65.0 million of our outstanding FHLB advances, decreasing our outstanding balances to $95.0 million and increasing our availability to approximately $106.0 million.
We also have the ability to borrow up to $30.0 million on a daily basis through a correspondent bank using an established unsecured federal funds purchased line of credit. During the first nine months of 2010, our federal funds purchased position averaged less than $0.1 million, compared to an average federal funds sold position of $58.0 million and another $9.1 million invested in interest-bearing deposits at correspondent banks. During 2009, our federal funds purchased position averaged only $0.1 million, compared to an average federal funds sold position of $53.8 million and another $6.7 million invested in interest-bearing deposits at correspondent banks. Given the volatile market and stressed economic conditions, we have been operating with a higher than normal balance of federal funds sold and other short-term investments. It is expected that we will maintain a higher than historical level of liquid funds, likely to average 2.5% to 3.5% of average earning assets, until market and economic conditions return to more normalized levels. As a result, we expect the use of our federal funds purchased line of credit, in at least the near future, will be rare, if at all.
We have a line of credit through the Discount Window of the Federal Reserve Bank of Chicago. Using a substantial majority of our tax-exempt municipal securities as collateral, at September 30, 2010 we could have borrowed up to about $30.5 million for terms of 1 to 28 days. We did not utilize this line of credit during the first nine months of 2010 or at any time during 2009, and do not plan to access this line of credit in future periods.

42.

MERCANTILE BANK CORPORATION
Information regarding our contractual obligations, excluding accrued interest, as of September 30, 2010 is as follows:

	One Year	One to	Three to	Over
	or Less	Three Years	Five Years	Five Years	Total
Deposits without a stated maturity	$418,943,000	$0	$0	$0	$418,943,000
Certificates of deposit	607,889,000	286,658,000	38,374,000	0	932,921,000
Short-term borrowings	116,241,000	0	0	0	116,241,000
Federal Home Loan Bank advances	105,000,000	40,000,000	15,000,000	0	160,000,000
Subordinated debentures	0	0	0	32,990,000	32,990,000
Other borrowed money	10,000,000	0	0	1,831,000	11,831,000
In addition to normal loan funding and deposit flow, we must maintain liquidity to meet the demands of certain unfunded loan commitments and standby letters of credit. As of September 30, 2010, we had a total of $202.0 million in unfunded loan commitments and $25.0 million in unfunded standby letters of credit. Of the total unfunded loan commitments, $193.3 million were commitments available as lines of credit to be drawn at any time as customers’ cash needs vary, and $8.7 million were for loan commitments expected to close and become funded within the next twelve months. The level of commitments to make loans has declined significantly when compared to historical levels, primarily reflecting poor economic conditions. We monitor fluctuations in loan balances and commitment levels, and include such data in our overall liquidity management.
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
Capital Resources
Shareholders’ equity is a noninterest-bearing source of funds that generally provides support for asset growth and the absorption of operating losses. Shareholders’ equity was $134.7 million at September 30, 2010, compared to $140.1 million at December 31, 2009. The $5.4 million decline during the first nine months of 2010 is primarily due to the loss attributable to common shares of $9.3 million, partially offset by a $3.5 million tax-adjusted increase in the market value of our available for sale securities portfolio.
Despite the reduction in shareholders’ equity during the first nine months of 2010, our and our bank’s regulatory capital ratios increased, and our bank remains “well capitalized”. As of September 30, 2010, our bank’s total risk-based capital ratio was 12.0%, compared to 11.1% at December 31, 2009. Our bank’s total regulatory capital, consisting of shareholders’ equity plus a portion of the allowance, declined by $10.2 million during the first nine months of 2010, reflecting a net loss of $6.3 million, a reduction of $2.8 million in eligible allowance due to a decline in total risk-weighted assets, and cash dividends totaling $1.1 million. Despite the reduction in total regulatory capital, our bank’s total risk-based capital ratio increased due to a decline of $218.5 million in total risk-weighted assets, primarily resulting from a reduction in commercial loans. As of September 30, 2010, our bank’s total regulatory capital equaled $181.0 million, or $30.3 million in excess of the 10.0% minimum which is among the requirements to be categorized as “well capitalized”. Our and our bank’s capital ratios as of September 30, 2010 and December 31, 2009 are disclosed in Note 13 of the Notes to Consolidated Financial Statements.

43.

MERCANTILE BANK CORPORATION
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
Results of Operations
We recorded a net loss attributable to common shares of $5.7 million for the third quarter of 2010 ($0.67 per basic and diluted share), compared with a net loss of $5.6 million ($0.66 per basic and diluted share) recorded during the third quarter of 2009. We recorded a net loss attributable to common shares of $9.3 million for the first nine months of 2010 ($1.10 per basic and diluted share), compared with a net loss of $16.5 million ($1.94 per basic and diluted share) recorded during the first nine months of 2009.
The establishment of a valuation allowance against our net deferred tax asset in the fourth quarter of 2009 distorts 2010 after-tax operating result comparisons with earlier reporting periods. On a pre-tax basis, our net loss was $6.1 million in the third quarter of 2010 and $10.4 million for the first nine months of 2010, compared to $9.0 million and $25.9 million in the respective 2009 periods. The 32.8% improvement in pre-tax earnings performance in the third quarter of 2010 compared to the prior-year third quarter primarily resulted from a lower provision to the allowance for loan and lease losses. The 60.0% improvement in pre-tax earnings performance in the first nine months of 2010 compared to the respective 2009 timeframe is mainly attributable to an increased level of net interest income and a lower provision to the allowance for loan and lease losses. The increase in net interest income is the result of an improved net interest margin, which has been positively impacted by a substantial reduction in our cost of funds, while the decreased provision expense is mainly due to a lower volume of commercial loan and lease downgrades, improved real estate market conditions, and a reduction in total loans and leases. Excluding the impact of nonrecurring items on 2010 and 2009 earnings performance, including pre-tax gains from the sales of tax-exempt securities and guaranteed portions of certain Small Business Administration-guaranteed commercial loans and pre-tax charges related to the branch consolidations and the industry-wide FDIC special assessment, the 2010 third quarter and nine-month pre-tax operating losses were $6.2 million and $11.2 million, respectively, compared to pre-tax operating losses of $8.9 million and $23.7 million for the respective 2009 periods.

44.

MERCANTILE BANK CORPORATION
The net losses recorded during the third quarter of 2010 and the first nine months of 2010 are primarily the result of substantial provisions for loan and lease losses and costs associated with the administration and resolution of problem assets, reflecting continuing difficulties in the loan portfolio, most notably in the CRE and C&D segments. Continued state, regional and national economic struggles have significantly hampered certain commercial borrowers’ cash flows and negatively impacted real estate values, resulting in elevated levels of nonperforming assets and net loan and lease charge-offs when compared to pre-2007 reporting periods.
Interest income during the third quarter of 2010 was $21.7 million, a decrease of $4.2 million, or 16.1%, from the $25.9 million earned during the third quarter of 2009. Interest income during the first nine months of 2010 was $67.6 million, a decrease of $13.2 million, or 16.3%, from the $80.8 million earned during the first nine months of 2009. The reduction in interest income is primarily attributable to a significant decrease in earning assets, and to a much lesser extent, a declining yield on earning assets. During the third quarter of 2010, earning assets averaged $1.68 billion, a decline of $255.3 million, or 13.2%, from the $1.94 billion in average earning assets during the third quarter of 2009. Average loans and leases were down $285.3 million, average federal funds sold increased $30.4 million, average securities decreased $8.1 million, and average short-term investments increased $7.7 million. During the first nine months of 2010, earning assets averaged $1.76 billion, or $288.5 million lower than average earning assets of $2.05 billion during the same time period in 2009. Average loans and leases were down $291.3 million, average short-term investments increased $1.3 million, average federal funds sold increased $1.0 million, and average securities increased $0.5 million.
During the third quarter of 2010 and 2009, earning assets had an average yield (tax equivalent-adjusted basis) of 5.18% and 5.37%, respectively. During the first nine months of 2010 and 2009, earning assets had an average yield of 5.19% and 5.34%, respectively. The decline in earning asset yield in the third quarter of 2010 compared to the prior-year third quarter primarily resulted from an increase in the average balance of low-yielding federal funds sold and a decreased yield on average securities. Average federal funds sold during the third quarter of 2010 equaled $64.2 million compared to $33.8 million during the prior-year third quarter. The decline in earning asset yield in the first nine months of 2010 compared to same time period in 2009 is primarily attributable to decreased yields on average securities and average loans and leases. The yield on average securities was 4.54% in the third quarter of 2010 and 4.70% for the first nine months of 2010, compared to 5.08% and 5.14% in the respective 2009 periods. The lower yield on average securities in the 2010 periods compared to the respective 2009 periods primarily resulted from a decreased yield on U.S. Government agency bonds, reflecting a decrease in market rates, and a shift in the securities portfolio mix from higher-yielding municipal securities to lower-yielding U.S. Government agency bonds. After analyzing our current and forecasted federal income tax position, we decided to sell certain tax-exempt municipal bonds with an aggregate book value of $20.0 million in late March 2010. A vast majority of the sales proceeds were used to purchase U.S. Government agency bonds during April and early May. The yield on average loans and leases equaled 5.50% for the first nine months of 2010, compared to 5.55% for the first nine months of 2009. A higher average balance of nonaccrual loans and leases during the nine-month period ending September 30, 2010 compared to the same 2009 time period resulted in the lower yield on loans and leases.
Interest expense during the third quarter of 2010 was $7.8 million, a decrease of $4.5 million, or 36.7%, from the $12.3 million expensed during the third quarter of 2009. Interest expense during the first nine months of 2010 was $25.0 million, a decrease of $18.0 million, or 41.9%, from the $43.0 million expensed during the first nine months of 2009. The reduction in interest expense is attributable to a decline in the weighted average cost of interest-bearing liabilities and a decrease in the volume of interest-bearing liabilities. During the third quarter of 2010 and 2009, interest-bearing liabilities had a weighted average rate of 2.05% and 2.82%, respectively. During the first nine months of 2010 and 2009, interest-bearing liabilities had an average rate of 2.10% and 3.12%, respectively.

45.

MERCANTILE BANK CORPORATION
The lower weighted average cost of interest-bearing liabilities is primarily due to the decline in market interest rates that began late in the third quarter of 2007 and continued through December of 2008. Maturing fixed-rate liabilities were replaced with lower-costing funds throughout 2009 and during the first nine months of 2010. During the third quarter of 2010, interest-bearing liabilities averaged $1.51 billion, or $220.5 million lower than average interest-bearing liabilities of $1.73 billion during the same time period in 2009. Average interest-bearing deposits were down $157.9 million, while average FHLB advances decreased $70.4 million, average short-term borrowings increased $12.8 million, and average other borrowings decreased $5.0 million. During the first nine months of 2010, interest-bearing liabilities averaged $1.59 billion, or $252.7 million lower than average interest-bearing liabilities of $1.84 billion during the same time period in 2009. Average interest-bearing deposits decreased $187.8 million, while average FHLB advances decreased $71.4 million, average short-term borrowings increased $8.8 million, and average other borrowings decreased $2.3 million.
Net interest income during the third quarter of 2010 was $13.9 million, an increase of $0.3 million, or 2.7%, from the $13.6 million earned during the third quarter of 2009. Net interest income during the first nine months of 2010 was $42.7 million, an increase of $4.8 million, or 12.8%, from the $37.8 million earned during the same time period in 2009. The increase in net interest income was due to an increase in the net interest margin, which more than offset a decrease in earning assets. The net interest margin during the third quarter of 2010 was 3.33%, compared to 2.85% during the third quarter of 2009. During the first nine months of 2010, the net interest margin was 3.29%, compared to 2.53% during the same time period in 2009. The improved net interest margin in the 2010 periods compared to the prior-year periods primarily reflects a reduction in our cost of funds, which more than offset the decreased yield on earning assets. Although our yield on earning assets declined in the third quarter of 2010 and the first nine months of 2010 compared to the respective prior-year periods, our cost of funds declined at a significantly greater rate, resulting in the improved net interest margins. The cost of funds primarily decreased as a result of higher-costing matured certificates of deposit and FHLB advances being replaced by lower-costing funds or being allowed to runoff.
Given the multitude of factors that impact the net interest margin, it is difficult to predict future net interest margins. However, in light of the current interest rate environment, our net interest margin during the remainder of 2010 and into 2011 should benefit from a continued reduction in our cost of funds and the loan pricing initiatives instituted in 2008 and 2009. While we expect further reductions in our cost of funds during the remainder of 2010 and into 2011, the magnitude of the reductions will likely be at a much lower level than during the past couple of years. While a continued reduction in our cost of funds will positively impact our net interest margin, the impact of asset quality on the net interest margin is difficult to predict.
The following table sets forth certain information relating to our consolidated average interest-earning assets and interest-bearing liabilities and reflects the average yield on assets and average cost of liabilities for the third quarter of 2010 and 2009. Such yields and costs are derived by dividing income or expense by the average daily balance of assets or liabilities, respectively, for the period presented. Tax-exempt securities interest income and yield have been computed on a tax equivalent basis using a marginal tax rate of 35%. Securities interest income was increased by $191,000 and $314,000 in the third quarter of 2010 and 2009, respectively, for this adjustment.

46.

MERCANTILE BANK CORPORATION

	Quarters ended September 30,
	2010			2009
	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate
			(dollars in thousands)
ASSETS
Loans and leases	$1,378,248	$19,284	5.55%	$1,663,510	$23,185	5.53%
Investment securities	228,201	2,589	4.54	236,281	2,999	5.08
Federal funds sold	64,171	41	0.25	33,785	22	0.25
Short-term investments	9,742	11	0.43	2,061	1	0.27

Total interest — earning assets	1,680,362	21,925	5.18	1,935,637	26,207	5.37

Allowance for loan and lease losses	(47,543)			(34,959)
Other assets	141,852			141,677

Total assets	$1,774,671			$2,042,355

LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing deposits	$1,197,568	$5,636	1.87%	$1,355,485	$9,357	2.74%
Short-term borrowings	110,584	394	1.41	97,795	471	1.91
Federal Home Loan Bank advances	160,000	1,441	3.52	230,381	2,113	3.59
Other borrowings	44,874	328	2.90	49,843	385	3.02

Total interest-bearing liabilities	1,513,026	7,799	2.05	1,733,504	12,326	2.82

Noninterest-bearing deposits	116,334			113,779
Other liabilities	5,682			13,672
Shareholders’ equity	139,629			181,400

Total liabilities and shareholders’ equity	$1,774,671			$2,042,355

Net interest income		$14,126			$13,881

Net interest rate spread			3.13%			2.55%

Net interest rate margin on average assets			3.16%			2.70%

Net interest margin on earning assets			3.33%			2.85%

Provisions for loan and lease losses during the third quarter of 2010 were $10.4 million, compared to $11.8 million during the third quarter of 2009. Provisions for loan and lease losses during the first nine months of 2010 were $25.0 million, compared to $33.7 million during the same time period in 2009. The significant provision expense incurred in both the 2009 and 2010 periods is in response to the deterioration of the quality of our loan portfolio. Continued state, regional, and national economic struggles have negatively impacted some of our borrowers’ cash flows and underlying collateral values, leading to increased nonperforming assets, elevated net loan and lease charge-offs, and increased overall credit risk within our loan and lease portfolio.

47.

MERCANTILE BANK CORPORATION
Net loan and lease charge-offs of $14.3 million were recorded during the third quarter of 2010, compared to $11.0 million during the third quarter of 2009. During the first nine months of 2010, net loan and lease charge-offs totaled $29.0 million, compared to $27.4 million during the same time period in 2009. Of the $14.5 million in gross loans and leases charged-off during the third quarter of 2010, $10.9 million, or about 75%, represents the elimination of specific reserves that were established in earlier periods. The remaining $3.6 million, while in part covered through general reserve allocations via our loan grading system, is included in the $10.4 million provision that was expensed during the third quarter of 2010.
Approximately $3.8 million of the third quarter 2010 provision for loan and lease losses reflects the net impact of changes made to reserve allocation factors for accruing loans and leases during the quarter, which were made relative to changes and ongoing review of historical loan and lease losses as well as a variety of environmental factors. In addition, about $2.0 million of the third quarter 2010 provision for loan and lease losses results from the return to performing status of $7.9 million in loans previously on nonaccrual and the associated change from impaired reserve allocations to pooled allocations for these loans that are now performing. A majority of the $25.0 million in provision expense incurred during the first nine months of 2010 was allocated to CRE and C&D loans. The allowance, as a percentage of total loans and leases outstanding, was 3.30% as of September 30, 2010, compared to 3.11% as of December 31, 2009 and 2.07% as of September 30, 2009.
Noninterest income during the third quarter of 2010 was $2.3 million, an increase of $0.6 million, or 33.9%, from the $1.7 million earned during the third quarter of 2009. Noninterest income during the first nine months of 2010 was $6.9 million, an increase of $1.3 million, or 23.8%, from the $5.6 million earned during the same time period in 2009. Noninterest income during the third quarter of 2010 includes gains totaling $0.1 million from the sales of guaranteed portions of certain Small Business Administration-guaranteed loans, and noninterest income during the first nine months of 2010 includes such gains totaling $0.3 million, along with gains totaling $0.5 million from the sales of tax-exempt municipal bonds during the first quarter. Excluding these gains, noninterest income totaled $2.2 million during the third quarter of 2010 and $6.1 million during the first nine months of 2010, compared to $1.7 million and $5.6 million during the respective 2009 timeframes. Increased rental income from foreclosed properties, mortgage banking income, and earnings on bank-owned life insurance, which more than offset a decline in service charges on accounts, resulted in the higher level of noninterest income during the third quarter of 2010 compared to the prior-year third quarter. Increased rental income from foreclosed properties and earnings on bank-owned life insurance, which more than offset decreased mortgage banking income and service charges on accounts, resulted in the higher level of noninterest income during the first nine months of 2010 compared to the same 2009 time period. The decreased levels of service charges on accounts during the 2010 timeframes compared to the respective 2009 time periods primarily resulted from lower levels of overdraft service fees.
Noninterest expense during the third quarter of 2010 was $11.9 million, a decrease of $0.6 million, or 4.9%, from the $12.5 million expensed during the third quarter of 2009. Noninterest expense during the first nine months of 2010 was $35.0 million, down $0.7 million, or 1.9%, from the $35.7 million expensed during the same time period in 2009. Overhead costs during the third quarter of 2009 include a $0.2 million charge for the consolidation of the eastern and mid-regions of our Michigan banking activities, while noninterest expense for the first nine months of 2009 includes a $1.3 million charge for the aforementioned consolidation and a $0.9 million charge for the bank industry-wide FDIC special assessment. Excluding these one-time charges, noninterest expense during the third quarter of 2009 totaled $12.3 million, or $0.4 million higher than the third quarter of 2010; for the first nine months of 2009, noninterest expense equaled $33.5 million, or $1.5 million lower than the first nine months of 2010. The decrease in noninterest expense during the third quarter of 2010 compared to the prior-year period primarily resulted from decreased salary and benefit, occupancy, and furniture and equipment costs.

48.

MERCANTILE BANK CORPORATION
The increase in overhead costs during the first nine months of 2010 compared to the same 2009 time period primarily resulted from higher costs associated with the administration and resolution of nonperforming assets, including legal expenses, property tax payments, appraisal fees, and write-downs on foreclosed properties, and increased FDIC insurance premiums.
Nonperforming asset administration and resolution costs totaled $7.9 million during the first nine months of 2010, an increase of $2.9 million from the $5.0 million in costs incurred during the same time period in 2009. FDIC insurance premiums were $3.5 million during the first nine months of 2010, compared to $2.8 million, excluding the one-time special assessment, in the prior-year nine-month period. While it is difficult to predict future FDIC deposit insurance assessments given the enormous stress on the Deposit Insurance Fund from the significant losses incurred from bank failures, it is very likely that the expense will remain at elevated levels until economic conditions improve and the rate of bank failures declines substantially. Controllable operating expenses, including salary and benefit, occupancy, and furniture and equipment costs, declined $0.4 million, or 7.1%, in the third quarter of 2010, compared to the same 2009 time period; these costs decreased $2.5 million, or 12.5%, during the first nine months of 2010, compared to the same time period in 2009. Salary and benefit costs were down $1.7 million during the first nine months of 2010 compared to the respective 2009 timeframe, primarily resulting from a reduction in full-time equivalent employees from 265 at third quarter-end 2009 to 250 at third quarter-end 2010. Occupancy and furniture and equipment costs declined by $0.7 million in the first nine months of 2010 compared to the respective 2009 time period, primarily resulting from an aggregate reduction in rent and depreciation expenses. Beginning in the fourth quarter of 2009, overhead cost savings of approximately $0.2 million per month were achieved as a result of the consolidation of the eastern and mid-regions of our Michigan banking activities that was completed in August of 2009.
During the third quarter of 2010, we recorded a loss before federal income tax of $6.1 million and a federal income tax benefit of $0.7 million, compared to a loss before federal income tax of $9.0 million and a federal income tax benefit of $3.8 million during the third quarter of 2009. During the first nine months of 2010, we recorded a loss before federal income tax of $10.4 million and a federal income tax benefit of $2.0 million, compared to a loss before federal income tax of $25.9 million and a federal income tax benefit of $9.9 million during the first nine months of 2009. Our ability to recognize federal income tax benefits during periods in which net losses are recorded is significantly limited due to the establishment of a valuation allowance against the entire balance of our net deferred tax asset in the fourth quarter of 2009. Generally, the calculation for the federal income tax provision (benefit) does not consider the tax effects of changes in other comprehensive income (“OCI”), which is a component of shareholders’ equity on the balance sheet. However, an exception is provided in certain circumstances, such as when there is a pre-tax loss from continuing operations. In such cases, pre-tax income from other categories (such as changes in OCI) is included in the calculation of the federal income tax provision (benefit) for the current year. This resulted in the recognition of a $0.7 million federal income tax benefit in the third quarter of 2010 and a $2.0 million federal income tax benefit during the first nine months of 2010.
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

49.

MERCANTILE BANK CORPORATION
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

50.

MERCANTILE BANK CORPORATION
The following table depicts our GAP position as of September 30, 2010:

	Within	Three to	One to	After
	Three	Twelve	Five	Five
	Months	Months	Years	Years	Total
Assets:
Commercial loans (1)	$425,828,000	$201,115,000	$558,155,000	$19,349,000	$1,204,447,000
Leases	6,000	150,000	340,000	0	496,000
Residential real estate loans	45,772,000	7,869,000	50,523,000	14,721,000	118,885,000
Consumer loans	1,915,000	755,000	2,497,000	161,000	5,328,000
Securities (2)	36,238,000	0	48,692,000	145,094,000	230,024,000
Federal funds sold	146,668,000	0	0	0	146,668,000
Short-term investments	9,474,000	0	0	0	9,474,000
Allowance for loan and
lease losses	0	0	0	0	(43,876,000)
Other assets	0	0	0	0	141,937,000

Total assets	665,901,000	209,889,000	660,207,000	179,325,000	$1,813,383,000

Liabilities:
Interest-bearing checking	144,342,000	0	0	0	144,342,000
Savings deposits	52,925,000	0	0	0	52,925,000
Money market accounts	110,338,000	0	0	0	110,338,000
Time deposits under $100,000	25,010,000	58,064,000	37,440,000	0	120,514,000
Time deposits $100,000 & over	216,675,000	308,140,000	287,592,000	0	812,407,000
Short-term borrowings	116,241,000	0	0	0	116,241,000
Federal Home Loan Bank advances	20,000,000	85,000,000	55,000,000	0	160,000,000
Other borrowed money	34,821,000	10,000,000	0	0	44,821,000
Noninterest-bearing checking	0	0	0	0	111,338,000
Other liabilities	0	0	0	0	5,723,000

Total liabilities	720,352,000	461,204,000	380,032,000	0	1,678,649,000
Shareholders’ equity	0	0	0	0	134,734,000

Total liabilities & shareholders’ equity	720,352,000	461,204,000	380,032,000	0	$1,813,383,000

Net asset (liability) GAP	$(54,451,000)	$(251,315,000)	$280,175,000	$179,325,000

Cumulative GAP	$(54,451,000)	$(305,766,000)	$(25,591,000)	$153,734,000

Percent of cumulative GAP to total assets	(3.0%)	(16.9%)	(1.4%)	8.5%

(1)	Floating rate loans that are currently at interest rate floors are treated as fixed rate loans and are reflected using maturity date and not repricing frequency.

(2)	Mortgage-backed securities are categorized by average life calculations based upon prepayment trends as of September 30, 2010.
The second interest rate risk measurement we use is commonly referred to as net interest income simulation analysis. We believe that this methodology provides a more accurate measurement of interest rate risk than the GAP analysis, and therefore, serves as our primary interest rate risk measurement technique.

51.

MERCANTILE BANK CORPORATION
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
We conducted multiple simulations as of September 30, 2010, in which it was assumed that changes in market interest rates occurred ranging from up 400 basis points to down 400 basis points in equal quarterly instalments over the next twelve months. The following table reflects the suggested impact on net interest income over the next twelve months in comparison to estimated net interest income based on our balance sheet structure, including the balances and interest rates associated with our specific loans, securities, deposits and borrowed funds, as of September 30, 2010. The resulting estimates are well within our policy parameters established to manage and monitor interest rate risk.

	Dollar Change	Percent Change
	In Net	In Net
Interest Rate Scenario	Interest Income	Interest Income
Interest rates down 400 basis points	$1,025,000	2.0%
Interest rates down 300 basis points	1,535,000	3.0
Interest rates down 200 basis points	2,070,000	4.1
Interest rates down 100 basis points	2,595,000	5.1
No change in interest rates	3,320,000	6.5
Interest rates up 100 basis points	2,205,000	4.3
Interest rates up 200 basis points	2,250,000	4.4
Interest rates up 300 basis points	3,535,000	7.0
Interest rates up 400 basis points	3,460,000	6.8
The resulting estimates have been significantly impacted by the current interest rate and economic environments, as adjustments have been made to critical model inputs with regards to traditional interest rate relationships. This is especially important as it relates to floating rate commercial loans and brokered certificates of deposit, which comprise a substantial portion of our balance sheet. As of September 30, 2010, the Mercantile Bank Prime Rate is 4.50% as compared to the Wall Street Journal Prime Rate of 3.25%. Historically, the two indices have been equal; however, we elected not to reduce the Mercantile Bank Prime Rate in late October and mid-December of 2008 when the Wall Street Journal Prime Rate declined by 50 and 75 basis points, respectively. In conducting our simulations at September 30, 2010, we have made the assumption that the Mercantile Bank Prime Rate will remain unchanged until the Wall Street Journal Prime Rate exceeds the Mercantile Bank Prime Rate, at which time the two indices will remain equal in the increasing interest rate scenarios. Also, brokered certificate of deposit rates have substantially decreased since December of 2008, with part of the decline attributable to a significant imbalance whereby the supply of available funds far outweighs the demand from banks looking to raise funds. As a result, we have substantially limited further reductions in brokered certificate of deposit rates in the declining interest rate scenarios.

52.

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
Item 4. Controls and Procedures
As of September 30, 2010, an evaluation was performed under the supervision of and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of September 30, 2010. There have been no significant changes in our controls over financial reporting during the quarter ended September 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

53.

MERCANTILE BANK CORPORATION
PART II — OTHER INFORMATION
Item 1. Legal Proceedings.
From time to time, we may be involved in various legal proceedings that are incidental to our business. In our opinion, we are not a party to any current legal proceedings that are material to our financial condition, either individually or in the aggregate.
Item 1A. Risk Factors.
We disclosed risk factors on Form 10-K for the year ended December 31, 2009 that could affect our business, financial condition or results of operations. Set forth below is an additional risk factor that could affect us. This additional risk factor was previously reported in our prior quarterly report on Form 10-Q. The risks highlighted in our annual report and set forth below are not the only ones we face.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
We made no unregistered sale of equity securities, nor did we purchase our equity securities, during the quarter ended September 30, 2010.
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

54.

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
Item 3. Defaults Upon Senior Securities.
As indicated in Item 2 above, we suspended the payment of dividends on our preferred stock beginning with the dividend that would have been paid on August 15, 2010. Our outstanding preferred stock is designated as Fixed Rate Cumulative Perpetual Preferred Stock, Series A. As of the date of filing of this report, our aggregate arrearage in the payment of cumulative quarterly dividends on our preferred stock is approximately $265,000.
Item 4. Reserved
Not applicable.
Item 5. Other Information.
Not applicable.

55.

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

56.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 8, 2010.

MERCANTILE BANK CORPORATION
By:	/s/ Michael H. Price
Michael H. Price
Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)

By:	/s/ Charles E. Christmas
Charles E. Christmas
Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)

57.

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