Form 10-K
period 2010-12-31
MERCANTILE BANK CORP
filed 2011-03-14
CIK 1042729

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
     The aggregate value of the common equity held by non-affiliates (persons other than directors and executive officers) of the registrant, computed by reference to the closing price of the common stock as of the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $43.0 million.
     As of February 1, 2011, there were issued and outstanding 8,597,993 shares of the registrant’s common stock.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the proxy statement for the 2011 annual meeting of shareholders (Portions of Part III).

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
Our Bank
     Our bank is a state banking company that operates under the laws of the State of Michigan, pursuant to a charter issued by the Michigan Office of Financial and Insurance Regulation. Our bank’s deposits are insured to the maximum extent permitted by law by the Federal Deposit Insurance Corporation (“FDIC”). Our bank’s primary service area is the Kent and Ottawa County areas of West Michigan, which includes the City of Grand Rapids, the second largest city in the State of Michigan. In addition, our bank opened offices in the cities of East Lansing and Ann Arbor, Michigan, during 2005, and in Novi, Michigan, during 2007. The Ann Arbor and Novi offices were closed in mid-2009.
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
Our Trust
     In 2004, we formed our trust, a Delaware business trust. Our trust’s business and affairs are conducted by its property trustee, a Delaware trust company, and three individual administrative trustees who are employees and officers of the company. Our trust was established for the purpose of issuing and selling its Series A and Series B trust preferred securities and common securities, and used the proceeds from the sales of those securities to acquire Series A and Series B Floating Rate Notes issued by the company. Substantially all of the net proceeds received by the company from the Series A transaction were used to redeem the trust preferred securities that had been issued by MBWM Capital Trust I in September 1999. We established MBWM Capital Trust I in 1999 to issue the trust preferred securities that were redeemed. Substantially all of the net proceeds received by the company from the Series B transaction were contributed to our bank as capital. The Series A and Series B Floating Rate Notes are categorized on our consolidated financial statements as subordinated debentures. Additional information regarding our trust is incorporated by reference to “Note 17 — Subordinated Debentures” and “Note 18 — Regulatory Matters” of the Notes to Consolidated Financial Statements included in this Annual Report.

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
     The scope of existing regulation and supervision of various aspects of our business will be expanded as a result of the adoption in July, 2010 of the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”). For additional information on this legislation and its potential impact, refer to the Risk Factor entitled “The effect of financial services legislation and regulations remains uncertain” in Item 1A- Risk Factors in this Annual Report.
Employees
     As of December 31, 2010, we and our bank employed 219 full-time and 58 part-time persons. Management believes that relations with employees are good.

4.

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
     Provisions of recent legislation, including the Dodd-Frank Act, when fully implemented by regulations to be adopted by Federal agencies, may have a significant impact on our lending policy, especially in the areas of single-family residential real estate and other consumer lending. For additional information on this legislation and its potential impact, refer to the Risk Factor entitled “The effect of financial services legislation and regulations remains uncertain” in Item 1A- Risk Factors in this Annual Report.
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

5.

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
     Consumer Loans. We originate consumer loans for a variety of personal financial needs, including new and used automobiles, boats, credit cards and overdraft protection for our checking account customers. Consumer loans generally have shorter terms and higher interest rates and usually involve more credit risk than single-family residential real estate loans because of the type and nature of the collateral.
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
Loan and Lease Portfolio Quality
     We utilize a comprehensive grading system for our commercial loans and leases as well as residential mortgage and consumer loans. All commercial loans and leases are graded on a ten grade rating system. The rating system utilizes standardized grade paradigms that analyze several critical factors such as cash flow, operating performance, financial condition, collateral, industry condition and management. All commercial loans and leases are graded at inception and reviewed at various intervals. Residential mortgage and consumer loans are graded on a random sampling basis after the loan has been made using a separate standardized grade paradigm that analyzes several critical factors such as debt-to-income and credit and employment histories.

6.

     Our independent loan and lease review program is primarily responsible for the administration of the grading system and ensuring adherence to established lending policies and procedures. The loan and lease review program is an integral part of maintaining our strong asset quality culture. The loan and lease review function works closely with senior management, although it functionally reports to the Board of Directors. All commercial loan and lease relationships equal to or exceeding $1.8 million are formally reviewed every twelve months, with a random sampling performed on credits under $1.8 million. Our watch list credits are reviewed monthly by our Board of Directors and our Watch List Committee, the latter of which is comprised of personnel from the administration, lending and loan and lease review functions.
     Loans and leases are placed in a nonaccrual status when, in our opinion, uncertainty exists as to the ultimate collection of principal and interest. As of December 31, 2010, loans and leases placed in nonaccrual status totaled $63.9 million, or 5.1% of total loans and leases. As of the same date, loans and leases past due 90 days or more and still accruing interest totaled $0.8 million, or 0.06% of total loans and leases.
     Additional detail and information relative to the loan and lease portfolio is incorporated by reference to Management’s Discussion and Analysis of Financial Condition and Results of Operations (“Management’s Discussion and Analysis”) and Note 3 of the Notes to Consolidated Financial Statements in this Annual Report.
Allowance for Loan and Lease Losses
     In each accounting period, we adjust the allowance for loan and lease losses (“allowance”) to the amount we believe is necessary to maintain the allowance at an adequate level. Through the loan and lease review and credit departments, we establish specific portions of the allowance based on specifically identifiable problem loans and leases. The evaluation of the allowance is further based on, but not limited to, consideration of the internally prepared Allowance Analysis, loan and lease loss migration analysis, composition of the loan and lease portfolio, third party analysis of the loan and lease administration processes and portfolio, and general economic conditions.
     The Allowance Analysis applies reserve allocation factors to non-impaired outstanding loan and lease balances, which is combined with specific reserves to calculate an overall allowance dollar amount. For non-impaired commercial loans and leases, which continue to comprise a vast majority of our total loans and leases, reserve allocation factors are based upon loan ratings as determined by our standardized grade paradigms and by loan purpose. We have divided our commercial loan and lease portfolio into five classes: 1) commercial and industrial loans and leases; 2) vacant land, land development and residential construction loans; 3) owner occupied real estate loans; 4) non-owner occupied real estate loans; and 5) multi-family and residential rental property loans. The reserve allocation factors are primarily based on the historical trends of net loan and lease charge-offs through a migration analysis whereby net loan and lease losses are tracked via assigned grades over various time periods, with adjustments made for environmental factors reflecting the current status of, or recent changes in, items such as: lending policies and procedures; economic conditions; nature and volume of the loan and lease portfolio; experience, ability and depth of management and lending staff; volume and severity of past due, nonaccrual and adversely classified loans and leases; effectiveness of the loan and lease review program; value of underlying collateral; lending concentrations; and other external factors, including competition and regulatory environment. Adjustments for specific lending relationships, particularly impaired loans and leases, are made on a case-by-case basis. Non-impaired retail loan reserve allocations are determined in a similar fashion as those for non-impaired commercial loans and leases, except that retail loans are segmented by type of credit and not a grading system. We regularly review the Allowance Analysis and make adjustments periodically based upon identifiable trends and experience.
     A migration analysis is completed quarterly to assist us in determining appropriate reserve allocation factors for non-impaired commercial loans and leases. Our migration analysis takes into account various time periods, and while we generally place most weight on the eight-quarter time frame as that period is close to the average duration of our loan and lease portfolio, consideration is given to the other time periods as part of our assessment. Although the migration analysis provides an accurate historical accounting of our loan and lease losses, it is not able to fully account for environmental factors that will also very likely impact the collectability of our commercial loans and leases as of any quarter-end date. Therefore, we incorporate the environmental factors as adjustments to the historical data.

7.

     Environmental factors include both internal and external items. We believe the most significant internal environmental factor is our credit culture and relative aggressiveness in assigning and revising commercial loan and lease risk ratings. Although we have been consistent in our approach to commercial loan and lease ratings, ongoing stressed economic conditions have resulted in an even higher sense of aggressiveness with regards to the downgrading of lending relationships. In addition, we made revisions to our grading paradigms in early 2009 that mathematically resulted in commercial loan and lease relationships being more quickly downgraded when signs of stress are noted, such as slower sales activity for construction and land development commercial real estate relationships and reduced operating performance/cash flow coverage for commercial and industrial relationships. These changes, coupled with the stressed economic environment, have resulted in significant downgrades and the need for substantial provisions to the allowance. To more effectively manage our commercial loan and lease portfolio, we created two specific groups tasked with managing our higher exposure lending relationships. One team manages the most distressed credit relationships, while the other team manages larger weakened credit relationships.
     The most significant external environmental factor is the assessment of the current economic environment and the resulting implications on our commercial loan and lease portfolio. Currently, we believe conditions remain especially stressed for non-owner occupied commercial real estate; however, recent data and performance reflect a level of stability in the commercial and industrial class of our loan and lease portfolio.
     The primary risk elements with respect to commercial loans and leases are the financial condition of the borrower, the sufficiency of collateral, and timeliness of scheduled payments. We have a policy of requesting and reviewing periodic financial statements from commercial loan and lease customers and employ a disciplined and formalized review of the existence of collateral and its value. The primary risk element with respect to each residential real estate loan and consumer loan is the timeliness of scheduled payments. We have a reporting system that monitors past due loans and leases and have adopted policies to pursue creditor’s rights in order to preserve our collateral position.
     Reflecting the stressed economic conditions and resulting negative impact on our loan and lease portfolio, we have substantially increased the allowance as a percent of the loan and lease portfolio over the past couple of years. The allowance equaled $45.4 million, or 3.59% of total loans and leases outstanding, as of December 31, 2010. As of December 31, 2009, the allowance balance was higher at $47.9 million, but a lower 3.11% of total loans and leases. The allowance as a percent of total loans and leases was 1.46%, 1.43% and 1.23% at year-end 2008, 2007, and 2006, respectively. Although we believe the allowance is adequate to absorb losses as they arise, there can be no assurance that we will not sustain losses in any given period that could be substantial in relation to, or greater than, the size of the allowance.
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
Competition
     Our primary markets for loans and core deposits are the Grand Rapids, Holland and Lansing metropolitan areas. We face substantial competition in all phases of our operations from a variety of different competitors. We compete for deposits, loans and other financial services with numerous Michigan-based and out-of-state banks, savings banks, thrifts, credit unions and other financial institutions as well as from other entities that provide financial services. Some of the financial institutions and financial service organizations with which we compete are not subject to the same degree of regulation as we are. Many of our primary competitors have been in business for many years, have established customer bases, are larger, have substantially higher lending limits than we do, and offer larger branch networks and other services which we do not. Most of these same entities have greater capital resources than we do, which, among other things, may allow them to price their services at levels more favorable to the customer and to provide larger credit facilities than we do. Under specified circumstances (that have been modified by the Dodd-Frank Act), securities firms and insurance companies that elect to become financial holding companies under the Bank Holding Company Act may acquire banks and other financial institutions. Federal banking law affects the competitive environment in which we conduct our business. The financial services industry is also likely to become more competitive as further technological advances enable more companies to provide financial services.
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

10.

Adverse changes in economic conditions or interest rates may negatively affect our earnings, capital and liquidity.
     The results of operations for financial institutions, including our bank, have been materially and adversely affected by changes in prevailing local and national economic conditions, including declines in real estate market values and the related declines in value of our real estate collateral, rapid increases or decreases in interest rates and changes in the monetary and fiscal policies of the federal government. Our profitability is heavily influenced by the spread between the interest rates we earn on loans and investments and the interest rates we pay on deposits and other interest-bearing liabilities, as well as provisions to the allowance for loan and lease losses. Substantially all of our loans are to businesses and individuals in the cities and surrounding areas of Grand Rapids, Holland and Lansing, Michigan, and the decline in the economy of these areas has adversely affected us. Continued stress on our financial condition is likely until economic conditions improve within our markets. Like most banking institutions, our net interest spread and margin will be affected by general economic conditions and other factors that influence market interest rates and our ability to respond to changes in these rates. At any given time, our assets and liabilities may be such that they will be affected differently by a given change in interest rates.
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

11.

The effect of the U.S. Government’s response to the financial crisis remains uncertain.
     In response to the turmoil in the financial services sector and the severe recession in the broader economy, the U.S. Government has taken legislative and other action intended to restore financial stability and economic growth. On October 3, 2008, then President Bush signed into law the Emergency Economic Stabilization Act of 2008 (the “EESA”). Among other things, the EESA established the Troubled Asset Relief Program, or TARP. Under TARP, the United States Treasury Department (the “Treasury Department”) was given the authority, among other things, to purchase up to $700 billion of mortgages, mortgage-backed securities and certain other financial instruments from financial institutions and others for the purpose of stabilizing and providing liquidity to the U.S. financial markets. On October 14, 2008, the Treasury Department announced a program under EESA pursuant to which it would make senior preferred stock investments in qualifying financial institutions (the “TARP Capital Purchase Program”). On February 17, 2009, President Obama signed into law the American Recovery and Reinvestment Act of 2009 (the “ARRA”). The ARRA contained, among other things, a further package of economic stimulus measures and amendments to EESA’s restrictions on compensation of executives of financial institutions and others participating in the TARP. In addition to legislation, the Federal Reserve Board eased short-term interest rates and implemented a series of emergency programs to furnish liquidity to the financial markets and credit to various participants in those markets. The FDIC created a program to guarantee, on specified conditions, certain indebtedness and noninterest-bearing transaction accounts of participating insured depository institutions for limited periods. The Treasury Department also implemented further measures to address the crisis in the financial services sector. After permitting some of its emergency programs to lapse during the first half of the year, in November, 2010, the Federal Reserve Board implemented a further program of quantitative easing involving the purchase of an additional $600 billion of longer-term Treasury securities by the end of the second quarter of 2011. In addition, on December 17, 2010, President Obama signed the Tax Relief, Unemployment Insurance Reauthorization, and Job Creation Act of 2010 (the “2010 Tax Relief Act”) which is intended to stimulate the economy. Among other things, the 2010 Tax Relief Act contained two-year extensions of the Bush era tax cuts and of Alternative Minimum Tax relief, a two-percentage point reduction in employee-paid payroll taxes and self-employment tax for 2011, new incentives for investment in machinery and equipment, estate tax relief, and a significant number of tax breaks for individuals and businesses. There can be no assurance as to the actual impact of the EESA, the ARRA, the 2010 Tax Relief Act, and their respective implementing regulations, the programs of the government agencies, or any further legislation or regulations, on the financial markets or the broader economy. A failure to stabilize the financial markets, and a continuation or worsening of the current financial market conditions, could materially and adversely affect our business, financial condition, results of operations, access to credit or the trading price of our common stock.
The effect of financial services legislation and regulations remains uncertain.
     In response to the financial crisis, on July 21, 2010, President Obama signed the Dodd-Frank Act, the most comprehensive reform of the regulation of the financial services industry since the Great Depression of the 1930’s. Among many other things, the Dodd-Frank Act provides for increased supervision of financial institutions by regulatory agencies, more stringent capital requirements for financial institutions, major changes to deposit insurance assessments by the FDIC, heightened regulation of hedging and derivatives activities, a greater focus on consumer protection issues, in part through the formation of a new Consumer Finance Protection Bureau having powers formerly split among different regulatory agencies, extensive changes to the regulation of mortgage lending, imposition of limits on interchange transaction and network fees for electronic debit transactions, repeal of the existing prohibition on payment of interest on demand deposits, the effective winding up of additional expenditures of funds under the TARP, and the imposition of a “sunset date” of December 31, 2012 on expenditures under the ARRA. Many of the Dodd-Frank Act provisions have delayed effective dates that have not yet occurred, while others require implementing regulations of Federal agencies that have not yet been adopted. There can be no assurance that the Dodd-Frank Act and its implementing regulations will not limit our ability to pursue business opportunities, impose additional costs on us, impact our revenues and/or the value of assets, or otherwise adversely affect our business.

12.

The U.S. Government’s legislative and regulatory response to the financial crisis and our participation in its programs may have adverse effects on us.
     The programs established or to be established under the EESA, TARP, the ARRA, the Dodd-Frank Act or other legislation or regulations may have adverse effects upon us. We may face increased regulation in our industry. Compliance with such regulations may increase our costs and limit our ability to pursue business opportunities. Also, our participation in specific programs may subject us to additional restrictions. For example, we participated in the TARP Capital Purchase Program by selling preferred stock and a warrant for common stock to the Treasury Department for $21.0 million in May of 2009. That participation limits our ability, without the consent of the Treasury Department, to increase the cash dividend on, or to repurchase, our common stock. It also subjects us to restrictions on the compensation we may pay to our executives. The restrictions may adversely affect the trading price of our common stock or our ability to recruit and retain executives.
Our credit losses could increase and our allowance may not be adequate to cover actual loan losses.
     The risk of nonpayment of loans is inherent in all lending activities, and nonpayment, when it occurs, may have a materially adverse effect on our earnings and overall financial condition as well as the value of our common stock. Our focus on commercial lending may result in a larger concentration of loans to small businesses. As a result, we may assume different or greater lending risks than other banks. We make various assumptions and judgments about the collectability of our loan portfolio and provide an allowance for losses based on several factors. If our assumptions are wrong, our allowance may not be sufficient to cover our losses, which would have an adverse effect on our operating results. The actual amounts of future provisions for loan and lease losses cannot be determined at this time and may exceed the amounts of past provisions. Additions to our allowance decrease our net income.
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

13.

Decline in the availability of out-of-area deposits could cause liquidity or interest rate margin concerns, or limit our growth.
     We have utilized, and expect to continue to utilize, out-of-area or wholesale deposits to support our assets. These deposits are generally a lower cost source of funds when compared to the interest rates that we would have to offer in our local markets to generate a commensurate level of funds. In addition, the overhead costs associated with wholesale deposits are considerably less than the overhead costs we would incur to obtain and administer a similar level of local deposits. A decline in the availability of these wholesale deposits would require us to fund our growth with more costly funding sources, which could reduce our net interest margin, limit our growth, reduce our asset size, or increase our overhead costs. Wholesale deposits include deposits obtained through brokers. If a bank is not well capitalized, regulatory approval is required to accept brokered deposits.
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
     We face substantial competition in all phases of our operations from a variety of different competitors. Our future growth and success will depend on our ability to compete effectively in this highly competitive environment. We compete for deposits, loans and other financial services with numerous Michigan-based and out-of-state banks, thrifts, credit unions and other financial institutions as well as other entities that provide financial services, including securities firms and mutual funds. Some of the financial institutions and financial service organizations with which we compete are not subject to the same degree of regulation as we are. Most of our competitors have been in business for many years, have established customer bases, are larger, have substantially higher lending limits than we do and offer branch networks and other services which we do not, including trust and international banking services. Most of these entities have greater capital and other resources than we do, which, among other things, may allow them to price their services at levels more favorable to the customer and to provide larger credit facilities than we do. This competition may limit our growth or earnings. Under specified circumstances (that have been modified by the Dodd-Frank Act), securities firms and insurance companies that elect to become financial holding companies under the Bank Holding Company Act may acquire banks and other financial institutions. Federal banking law affects the competitive environment in which we conduct our business. The financial services industry is also likely to become more competitive as further technological advances enable more companies to provide financial services. These technological advances may diminish the importance of depository institutions and other financial intermediaries in the transfer of funds between parties.

14.

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
The impending repeal of Federal prohibitions on payment of interest on demand deposits could increase our interest expense.
     All federal law prohibitions on the ability of depository institutions to pay interest on demand deposit accounts will be repealed as part of the Dodd-Frank Act, effective on July 21, 2011. As a result, depository institutions could commence offering interest on demand deposits to compete for customers. We do not yet know what interest rates we or other depository institutions may offer on demand deposit accounts. Our interest expense could increase and our net interest margin could decrease if we were to begin offering interest on demand deposits to attract additional customers or maintain current customers. Some customers, however, may choose to use noninterest-bearing checking accounts because the Dodd-Frank Act provides that those accounts are fully insured by the FDIC until December 31, 2012.
We may need to raise additional capital in the future, and such capital may not be available when needed or at all.
     We may need or want to raise additional capital in the future to provide us with sufficient capital resources and liquidity to meet our commitments and business needs, particularly if our asset quality or earnings were to deteriorate significantly. Our ability to raise additional capital will depend on, among other things, conditions in the capital markets at that time, which are outside of our control, and our financial performance. Economic conditions and any loss of confidence in financial institutions generally may increase our cost of funding and limit access to certain customary sources of capital.
     There can be no assurance that capital will be available on acceptable terms or at all. Any occurrence that may limit our access to the capital markets, such as a decline in the confidence of equity or debt purchasers, or counterparties participating in the capital markets, may adversely affect our capital costs and our ability to raise capital and, potentially, our liquidity. Also, if we need to raise capital in the future, we may have to do so when many other financial institutions are also seeking to raise capital and would have to compete with those institutions for investors. An inability to raise additional capital on acceptable terms when needed could have a materially adverse effect on our business, financial condition and results of operations.
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

15.

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
     At present we are not paying any dividends on our common stock. For more information on the suspension of our cash dividend, see Item 5 of this Annual Report. Our ability to pay cash and stock dividends is subject to limitations under various laws and regulations, to prudent and sound banking practices, and to contractual provisions relating to our subordinated debentures and participation in the Capital Purchase Program.
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

16.

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
     We have received no written comments regarding our periodic or current reports from the staff of the Securities and Exchange Commission that were issued 180 days or more before the end of our 2010 fiscal year and that remain unresolved.

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

17.

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
     Our common stock is traded on the Nasdaq Global Select Market under the symbol “MBWM”. At February 1, 2011, there were 366 record holders of our common stock. In addition, we estimate that there were approximately 4,000 beneficial owners of our common stock who own their shares through brokers or banks.
     The following table shows the high and low sales prices for our common stock as reported by the Nasdaq Global Select Market for the periods indicated and the quarterly cash dividends paid by us during those periods.

	High	Low	Dividend

2010
First Quarter	$4.06	$3.10	$0.01
Second Quarter	6.66	3.95	0.00
Third Quarter	5.99	3.99	0.00
Fourth Quarter	8.40	3.87	0.00

2009
First Quarter	$6.48	$3.01	$0.04
Second Quarter	6.00	2.84	0.01
Third Quarter	4.79	3.02	0.01
Fourth Quarter	4.33	3.00	0.01

18.

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
     On July 9, 2010, we announced via a Form 8-K filed with the Securities and Exchange Commission that we were deferring regularly scheduled quarterly interest payments on our subordinated debentures beginning with the quarterly interest payment scheduled to have been paid on July 18, 2010. The deferral of interest payments on the subordinated debentures results in the deferral of distributions on our trust preferred securities. We also announced that we were deferring regularly scheduled quarterly dividend payments on our preferred stock beginning with the quarterly dividend payment scheduled to have been paid on August 15, 2010. We have not determined the duration of the deferral period.
     We and our bank are subject to regulatory capital requirements administered by state and federal banking agencies. Failure to meet the various capital requirements can initiate regulatory action that could have a direct material effect on the financial statements. Our bank’s ability to pay cash and stock dividends is subject to limitations under various laws and regulations, to prudent and sound banking practices, and to contractual provisions relating to our subordinated debentures and participation in the Capital Purchase Program. During 2009, we paid a cash dividend on our common stock each calendar quarter. However, reflecting our financial results and the poor and weakening economy, we lowered the dollar amount of the cash dividends paid during the year. During the first quarter of 2009, our cash dividend was $0.04 per share, but was lowered to $0.01 per share for the second, third and fourth quarters. Our cash dividend on our common stock was also $0.01 per common share during the first quarter of 2010. In April 2010, we suspended future payments of cash dividends on our common stock until economic conditions and our financial condition improve. In addition, we are precluded from paying cash dividends on our common stock and preferred stock because, under the terms of our subordinated debentures, we cannot pay cash dividends during periods when we have deferred the payment of interest on our subordinated debentures, and, we are now deferring such interest payments. Also, pursuant to our Articles of Incorporation, we are precluded from paying dividends on our common stock while any dividends accrued on our preferred stock have not been declared and paid. Because we have suspended the payment of cash dividends on our preferred stock, we are precluded from paying cash dividends on our common stock.
Issuer Purchases of Equity Securities
     We did not purchase any shares of our common stock during the fourth quarter of 2010.
Shareholder Return Performance Graph
     Set forth below is a line graph comparing the yearly percentage change in the cumulative total shareholder return on our common stock (based on the last reported sales price of the respective year) with the cumulative total return of the Nasdaq Composite Index and the SNL Bank Nasdaq Index from December 31, 2005 through December 31, 2010. The following is based on an investment of $100 on December 31, 2005 in our common stock, the Nasdaq Composite Index and the SNL Bank Nasdaq Index, with dividends reinvested where applicable.

19.

Item 6.	Selected Financial Data.
     The Selected Financial Data on page F-3 in this Annual Report is incorporated here by reference.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
     Management’s Discussion and Analysis included in this Annual Report is incorporated here by reference.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.
     The information under the heading “Market Risk Analysis” included in this Annual Report is incorporated here by reference.

Item 8.	Financial Statements and Supplementary Data.
     The Consolidated Financial Statements, Notes to Consolidated Financial Statements and the Reports of Independent Registered Public Accounting Firm included in this Annual Report are incorporated here by reference.

20.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.
     None

Item 9A.	Controls and Procedures.
     As of December 31, 2010, an evaluation was performed under the supervision of and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of December 31, 2010.
     There have been no significant changes in our internal controls over financial reporting during the quarter ended December 31, 2010, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
     Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2010. This evaluation was based on criteria for effective internal control over financial reporting described in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control — Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2010. Refer to page F-37 for management’s report.
     Our independent registered public accounting firm has issued an audit report on our internal control over financial reporting which is included in this Annual Report.

Item 9B.	Other Information.
     None
PART III

Item 10.	Directors, Executive Officers and Corporate Governance.
     The information presented under the captions “Election of Directors,” “Executive Officers,” “Section 16(a) Beneficial Ownership Reporting Compliance” and “Corporate Governance — Code of Ethics” in the definitive Proxy Statement of Mercantile for our April 28, 2011 Annual Meeting of Shareholders (the “Proxy Statement”), a copy of which will be filed with the Securities and Exchange Commission before the meeting date, is incorporated here by reference.
     We have a separately-designated standing audit committee established in accordance with Section 3(a)(58)(A) of the Securities Exchange Act of 1934. The members of the Audit Committee consist of David M. Cassard, Calvin D. Murdock, Merle J. Prins and Timothy O. Schad. The Board of Directors has determined that Messrs. Cassard, Murdock and Schad, members of the Audit Committee, are qualified as audit committee financial experts, as that term is defined in the rules of the Securities and Exchange Commission. Messrs. Cassard, Murdock, Prins and Schad are independent, as independence for audit committee members is defined in the Nasdaq listing standards and the rules of the Securities and Exchange Commission.

21.

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
Equity Compensation Plan Information
     The following table summarizes information, as of December 31, 2010, relating to compensation plans under which equity securities are authorized for issuance.

			Number of securities
			remaining available for
			future issuance under
	Number of securities to	Weighted-average	equity compensation
	be issued upon exercise	exercise price of	plans (excluding
	of outstanding options,	outstanding options,	securities reflected in
Plan Category	warrants and rights	warrants and rights	column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders (1)	262,042	$21.18	419,000 (2)

Equity compensation plans not approved by security holders	0	0	0

Total	262,042	$21.18	419,000

(1)	These plans are Mercantile’s 1997 Employee Stock Option Plan, 2000 Employee Stock Option Plan, 2004 Employee Stock Option Plan, Independent Director Stock Option Plan and the Stock Incentive Plan of 2006.

(2)	These securities are available under the Stock Incentive Plan of 2006. Incentive awards may include, but are not limited to, stock options, restricted stock, stock appreciation rights and stock awards.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.
     The information presented under the captions “Transactions with Related Persons” and “Corporate Governance — Director Independence” in the Proxy Statement is incorporated here by reference.

Item 14.	Principal Accountant Fees and Services.
     The information presented under the caption “Principal Accountant Fees and Services” in the Proxy Statement is incorporated here by reference.

22.

PART IV

Item 15.	Exhibits and Financial Statement Schedules
(a) (1) Financial Statements. The following financial statements and reports of the independent registered public accounting firm of Mercantile Bank Corporation and its subsidiaries are filed as part of this report:
Reports of Independent Registered Public Accounting Firm dated March 14, 2011 — BDO USA, LLP

Consolidated Balance Sheets — December 31, 2010 and 2009

Consolidated Statements of Operations for each of the three years in the period ended December 31, 2010

Consolidated Statements of Changes in Shareholders’ Equity for each of the three years in the period ended December 31, 2010

Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 2010

Notes to Consolidated Financial Statements

The consolidated financial statements, the notes to the consolidated financial statements, and the reports of our independent registered public accounting firm listed above are incorporated by reference in Item 8 of this report.
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

23.

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

24.

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

25.

EXHIBIT NO.	EXHIBIT DESCRIPTION

10.29
Form of Mercantile Bank of Michigan Amended and Restated Executive Deferred Compensation Agreement dated November 18, 2006, that has been entered into between our bank and each of Gerald R. Johnson, Jr., Michael H. Price, Robert B. Kaminski, Jr., Charles E. Christmas, and certain other officers of our bank is incorporated by reference to exhibit 10.34 of our Form 10-K for the year ended December 31, 2007 *

10.30
Form of First Amendment to the Mercantile Bank of Michigan Executive Deferred Compensation Agreement dated November 18, 2006, that has been entered into between our bank and each of Gerald R. Johnson, Jr., Michael H. Price, Robert B. Kaminski, Jr., Charles E. Christmas, and certain other officers of our bank, dated October 25, 2007 is incorporated by reference to exhibit 10.35 of our Form 10-K for the year ended December 31, 2007 *

10.31
Form of Second Amendment to the Mercantile Bank of Michigan Executive Deferred Compensation Agreement dated November 18, 2006, that has been entered into between our bank and each of Michael H. Price, Robert B. Kaminski, Charles E. Christmas, and certain other officers of our bank, dated October 23, 2008 is incorporated by reference to exhibit 10.34 of our Form 10-K for the year ended December 31, 2008 *

10.32
Form of Mercantile Bank of Michigan Split Dollar Agreement that has been entered into between our bank and each of Gerald R. Johnson, Jr., Michael H. Price, Robert B. Kaminski, Jr., Charles E. Christmas, and certain other officers of our bank is incorporated by reference to exhibit 10.33 of our Form 10-K for the year ended December 31, 2005 *

10.33	Director Fee Summary is incorporated by reference to exhibit 10.33 of our Form 10-K for the year ended December 31, 2009 *

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

26.

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

27.

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

10.52	Warrant to Purchase Common Stock of Mercantile Bank Corporation, dated May 15, 2009 is incorporated by reference to exhibit 4.2 of our Form 8-K filed May 15, 2009

21	Subsidiaries of the company is incorporated by reference to exhibit 21 of our Form 10-K for the year ended December 31, 2008

23	Consent of BDO USA, LLP

31	Rule 13a-14(a) Certifications

32.1	Section 1350 Chief Executive Officer Certification

32.2	Section 1350 Chief Financial Officer Certification

99.1	Certification of our principal executive officer and principal financial officer relating to our participation in the Capital Purchase Program of the Troubled Asset Relief Program

*	Management contract or compensatory plan
(c)	Financial Statements Not Included In Annual Report
Not applicable

28.

MERCANTILE BANK CORPORATION
FINANCIAL INFORMATION
December 31, 2010 and 2009

MERCANTILE BANK CORPORATION
FINANCIAL INFORMATION
December 31, 2010 and 2009

SELECTED FINANCIAL DATA

	2010	2009	2008	2007	2006
	(Dollars in thousands except per share data)
Consolidated Results of Operations:

Interest income	$88,143	$104,909	$121,072	$144,181	$137,260
Interest expense	31,794	53,576	74,863	88,624	75,673

Net interest income	56,349	51,333	46,209	55,557	61,587
Provision for loan and lease losses	31,800	59,000	21,200	11,070	5,775
Noninterest income	9,244	7,558	7,282	5,870	5,261
Noninterest expense	47,156	46,488	42,126	38,356	32,262

Income (loss) before income tax expense (benefit)	(13,363)	(46,597)	(9,835)	12,001	28,811
Income tax expense (benefit)	(47)	5,490	(4,876)	3,035	8,964

Net income (loss)	(13,316)	(52,087)	(4,959)	8,966	19,847
Preferred stock dividends and accretion	1,295	802	0	0	0

Net income (loss) attributable to common shares	$(14,611)	$(52,889)	$(4,959)	$8,966	$19,847

Consolidated Balance Sheet Data:

Total assets	$1,632,421	$1,906,208	$2,208,010	$2,121,403	$2,067,268
Cash and cash equivalents	64,198	21,735	25,804	29,430	51,380
Securities	235,175	257,384	242,787	211,736	202,419
Loans and leases	1,262,630	1,539,818	1,856,915	1,799,880	1,745,478
Allowance for loan and lease losses	45,368	47,878	27,108	25,814	21,411
Bank owned life insurance	46,743	45,024	42,462	39,118	30,858

Deposits	1,273,832	1,401,627	1,599,575	1,591,181	1,646,903
Securities sold under agreements to repurchase	116,979	99,755	94,413	97,465	85,472
Federal Home Loan Bank advances	65,000	205,000	270,000	180,000	95,000
Subordinated debentures	32,990	32,990	32,990	32,990	32,990
Shareholders’ equity	125,936	140,104	174,372	178,155	171,915

Consolidated Financial Ratios:

Return on average assets	(0.80%)	(2.51%)	(0.23%)	0.43%	1.01%
Return on average shareholders’ equity	(10.62%)	(29.91%)	(2.87%)	5.10%	12.19%
Average shareholders’ equity to average assets	7.56%	8.40%	8.01%	8.44%	8.31%

Nonperforming loans and leases to total loans and leases	5.50%	5.52%	2.66%	1.66%	0.49%
Allowance for loan and lease losses to total loans and leases	3.59%	3.11%	1.46%	1.43%	1.23%

Tier 1 leverage capital	9.09%	8.64%	9.17%	9.97%	10.04%
Tier 1 leverage risk-based capital	11.17%	9.92%	9.68%	10.14%	10.37%
Total risk-based capital	12.45%	11.18%	10.93%	11.39%	11.45%

Per Common Share Data:

Net income (loss):
Basic	$(1.72)	$(6.23)	$(0.59)	$1.06	$2.36
Diluted	(1.72)	(6.23)	(0.59)	1.05	2.33

Book value at end of period	12.20	13.86	20.29	20.89	21.43
Dividends declared	0.01	0.07	0.31	0.55	0.48
Dividend payout ratio	NA	NA	NA	52.16%	20.34%

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
Future Factors include, among others, changes in interest rates and interest rate relationships; demand for products and services; the degree of competition by traditional and non-traditional competitors; changes in banking regulation or actions by bank regulators; changes in tax laws; changes in prices, levies, and assessments; impact of technological advances; governmental and regulatory policy changes; outcomes of contingencies; trends in customer behavior as well as their ability to repay loans; changes in local real estate values; changes in the national and local economies; and other risk factors described in Item 1A of this Annual Report. These are representative of the Future Factors that could cause a difference between an ultimate actual outcome and a forward-looking statement.
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
Management’s Discussion and Analysis of Financial Condition and Results of Operations (“Management’s Discussion and Analysis”) is based on Mercantile Bank Corporation’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan and lease losses and income tax accounting, and actual results could differ from those estimates. Management has reviewed the analyses with the Audit Committee of our Board of Directors.
Allowance For Loan and Lease Losses: The allowance for loan and lease losses (“allowance”) is maintained at a level we believe is adequate to absorb probable incurred losses identified and inherent in the loan and lease portfolio. Our evaluation of the adequacy of the allowance is an estimate based on past loan loss experience, the nature and volume of the loan and lease portfolio, information about specific borrower situations and estimated collateral values, guidance from bank regulatory agencies, and assessments of the impact of current and anticipated economic conditions on the loan and lease portfolio. Allocations of the allowance may be made for specific loans or leases, but the entire allowance is available for any loan or lease that, in our judgment, should be charged-off. Loan and lease losses are charged against the allowance when we believe the uncollectability of a loan or lease is likely. The balance of the allowance represents our best estimate, but significant downturns in circumstances relating to loan and lease quality or economic conditions could result in a requirement for an increased allowance in the future. Likewise, an upturn in loan and lease quality or improved economic conditions may result in a decline in the required allowance in the future. In either instance, unanticipated changes could have a significant impact on operating earnings.

The allowance is increased through a provision charged to operating expense. Uncollectable loans and leases are charged-off through the allowance. Recoveries of loans and leases previously charged-off are added to the allowance. A loan or lease is considered impaired when it is probable that contractual interest and principal payments will not be collected either for the amounts or by the dates as scheduled in the loan or lease agreement. Impairment is evaluated in aggregate for smaller-balance loans of similar nature such as residential mortgage, consumer and credit card loans, and on an individual loan or lease basis for other loans. If a loan or lease is impaired, a portion of the allowance is allocated so that the loan or lease is reported, net, at the present value of estimated future cash flows using the loan’s or lease’s existing interest rate or at the fair value of collateral if repayment is expected solely from the collateral. The timing of obtaining outside appraisals varies, generally depending on the nature and complexity of the property being evaluated, general breadth of activity within the marketplace and the age of the most recent appraisal. For collateral dependent impaired loans and leases, in most cases we obtain and use the “as is” value as indicated in the appraisal report, adjusting for any expected selling costs. In certain circumstances, we may internally update outside appraisals based on recent information impacting a particular or similar property, or due to identifiable trends (e.g., recent sales of similar properties) within our markets. The expected future cash flows exclude potential cash flows from certain guarantors. To the extent these guarantors are able to provide repayments, a recovery would be recorded upon receipt. Loans and leases are evaluated for impairment when payments are delayed, typically 30 days or more, or when serious deficiencies are identified within the credit relationship. Our policy for recognizing income on impaired loans is to accrue interest unless a loan is placed on nonaccrual status. We put loans into nonaccrual status when the full collection of principal and interest is not expected.
Income Tax Accounting: Current income tax liabilities or assets are established for the amount of taxes payable or refundable for the current year. In the preparation of income tax returns, tax positions are taken based on interpretation of federal and state income tax laws for which the outcome may be uncertain. We periodically review and evaluate the status of our tax positions and make adjustments as necessary. Deferred income tax liabilities and assets are also established for the future tax consequences of events that have been recognized in our financial statements or tax returns. A deferred income tax liability or asset is recognized for the estimated future tax effects attributable to temporary differences that can be carried forward (used) in future years. The valuation of our net deferred income tax asset is considered critical as it requires us to make estimates based on provisions of the enacted tax laws. The assessment of the realizability of the net deferred income tax asset involves the use of estimates, assumptions, interpretations and judgments concerning accounting pronouncements, federal and state tax codes and the extent of future taxable income. There can be no assurance that future events, such as court decisions, positions of federal and state taxing authorities, and the extent of future taxable income will not differ from our current assessment, the impact of which could be significant to the consolidated results of operations and reported earnings.
Accounting guidance requires us to assess whether a valuation allowance should be established against our deferred tax assets based on the consideration of all available evidence using a “more likely than not” standard. In making such judgments, we consider both positive and negative evidence and analyze changes in near-term market conditions as well as other factors which may impact future operating results. Significant weight is given to evidence that can be objectively verified. Despite improvements in key areas such as an expanded net interest margin, increased regulatory capital levels, a continued shift to local funding sources and reduced controllable overhead costs, the loan and lease loss provision expense and problem asset administration costs remain sizable. The continuing recent losses resulting from the distressed operating environment have significantly restricted our ability to rely on projections of future taxable income to support the recovery of our deferred tax assets. Consequently, we determined it necessary to carry a valuation allowance against our entire net deferred tax asset as of December 31, 2010 and 2009. We will continue to monitor our net deferred tax asset quarterly for changes affecting its realizability.

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
FINANCIAL OVERVIEW
Our earnings performance has been negatively impacted by substantial provisions to the allowance and problem asset administration costs. Ongoing state, regional and national economic struggles have negatively impacted some of our borrowers’ cash flows and underlying collateral values, leading to increased nonperforming assets, higher loan and lease charge-offs and increased overall credit risk within our loan portfolio when compared to historical levels. We continue to work with our borrowers to develop constructive dialogue to strengthen our relationships and enhance our ability to resolve complex issues; however, with the environment for the banking industry likely to remain stressed until economic conditions improve, credit quality will continue to be our major concern. We will remain vigilant in the identification and administration of problem assets, but provisions to the allowance and problem asset administration costs will likely remain above historical levels, dampening future earnings performance.

Our earnings performance also reflects positive steps we have taken to not only partially mitigate the impact of deteriorating asset quality in the near term, but to benefit us on a longer-term basis as well. First, our net interest margin has been expanding as we have replaced maturing high-rate deposits and borrowed funds with lower-cost funds, while at the same time our commercial loan pricing initiatives significantly offset the negative impact of a relatively high level of nonaccrual loans. Next, our regulatory risk-based capital ratios are increasing, as the 2009 sale of preferred stock under the Treasury’s Capital Purchase Program and the reduction of loans and leases outstanding have more than offset the impact of our net losses. In addition, we are increasing our local deposit balances, reflecting the successful implementation of various initiatives, campaigns and product enhancements. The local deposit growth, combined with the reduction of loans and leases outstanding, are providing for a substantial reduction of, and reliance on, wholesale funds. Lastly, we continue to see the positive effect of our branch consolidation and other overhead cost reduction initiatives, as we continue to make strides to reduce controllable noninterest expense.
FINANCIAL CONDITION
Reflecting strategies employed in regards to our financial condition and the continued weak and poor economic environments within our markets, our balance sheet has shrunk during the past two years. Total assets declined from $1.91 billion on December 31, 2009 to $1.63 billion on December 31, 2010, representing a decrease in total assets of $273.8 million, or 14.4%. During 2009, we had shrunk our balance sheet by $301.8 million, or 13.7%. The decline in total assets during 2010 was primarily comprised of a $277.2 million decrease in total loans and leases, following a decline of $317.1 million during 2009. Our total deposits decreased $127.8 million and Federal Home Loan Bank (“FHLB”) advances declined $140.0 million during 2010, compared to declines of $197.9 million and $65.0 million, respectively, during 2009.
Earning Assets
Average earning assets equaled 94.8% of average total assets during 2010, a level very similar to the 95.1% during 2009. The loan and lease portfolio continued to comprise a majority of earning assets, followed by securities, federal funds sold and interest-bearing deposits; however, during 2010, securities, federal funds sold and interest-bearing deposits comprised a larger percentage of earning assets primarily reflecting our decision to operate with a larger volume of on-balance sheet liquidity given market conditions. Average total loans and leases equaled 81.8% of average total assets during 2010, a decline from 85.1% in 2009. Meanwhile, average securities, federal funds sold and interest-bearing deposits equaled a combined 18.2% of average total assets during 2010, an increase from 14.9% during 2009.
Our loan and lease portfolio is primarily comprised of commercial loans and leases. Commercial loans and leases declined by $266.7 million during 2010, and at December 31, 2010, totaled $1.18 billion, or 93.1% of the total loan and lease portfolio. The decline in outstanding balances reflects the slowdown in business activity in our markets and the impact of a concerted effort on our part to reduce exposure to certain non-owner occupied commercial real estate (“CRE”) lending. Our commercial and industrial (“C&I”) loan portfolio declined $119.7 million during 2010, as usage of commercial lines of credit was reduced, in large part reflecting the slowdown in business activity and a corresponding reduction in accounts receivable and inventory financings, along with only nominal equipment financing requests. We would expect to see higher commercial line of credit usage, along with increased equipment financing requests, when economic conditions improve. Commercial loans collateralized by non-owner occupied CRE declined $95.2 million during 2010. Our systematic approach to reducing our exposure to certain non-owner occupied CRE lending will be prolonged, given the nature of CRE lending and depressed economic conditions; however, we believe that such a reduction is in our best interest when taking into account the increased inherent credit risk and nominal deposit balances associated with targeted borrowing relationships. Also during 2010, commercial loans collateralized by owner-occupied real estate declined $42.8 million and commercial loans related to residential land development and construction decreased by $9.7 million.

The commercial loan and lease portfolio represents loans to businesses generally located within our market areas. Approximately 77% of the commercial loan and lease portfolio is primarily secured by real estate properties, with the remaining generally secured by other business assets such as accounts receivable, inventory, and equipment. The continued concentration of the loan and lease portfolio in commercial loans and leases is consistent with our strategy of focusing a substantial amount of our efforts on commercial banking. Corporate and business lending is an area of expertise for our senior management team, and our commercial lenders have extensive commercial lending experience, with most having at least ten years’ experience. Of each of the loan categories that we originate, commercial loans and leases are most efficiently originated and managed, thus limiting overhead costs by necessitating the attention of fewer employees. Our commercial lending business generates the largest portion of local deposits and is our primary source of demand deposits.
The following table summarizes our loans secured by real estate, excluding residential mortgage loans representing permanent financing of owner occupied dwellings and home equity lines of credit:

	12/31/10	9/30/10	6/30/10	3/31/10	12/31/09
Residential-Related:
Vacant Land	$17,201,000	$18,013,000	$20,351,000	$20,871,000	$19,465,000
Land Development	28,147,000	29,735,000	29,627,000	32,199,000	34,027,000
Construction	5,621,000	5,854,000	6,627,000	7,872,000	7,199,000

	50,969,000	53,602,000	56,605,000	60,942,000	60,691,000

Comm’l Non-Owner Occupied:
Vacant Land	14,293,000	15,416,000	19,812,000	22,304,000	25,549,000
Land Development	17,807,000	18,221,000	18,585,000	19,058,000	19,402,000
Construction	31,827,000	39,620,000	52,295,000	52,107,000	65,697,000
Commercial Buildings	489,371,000	509,777,000	512,816,000	539,284,000	537,891,000

	553,298,000	583,034,000	603,508,000	632,753,000	648,539,000

Comm’l Owner Occupied:
Construction	672,000	0	1,360,000	1,651,000	1,404,000
Commercial Buildings	282,388,000	298,846,000	302,768,000	316,302,000	324,451,000

	283,060,000	298,846,000	304,128,000	317,953,000	325,855,000

Total	$887,327,000	$935,482,000	$964,241,000	$1,011,648,000	$1,035,085,000

Residential mortgage loans and consumer loans declined in aggregate $10.4 million during 2010, and at December 31, 2010, totaled $86.7 million, or 6.9% of the total loan and lease portfolio. Although residential mortgage loan and consumer loan portfolios may increase in future periods, we expect the commercial sector of the lending efforts and resultant assets to remain the dominant loan portfolio category.

The following table presents total loans outstanding as of December 31, 2010, according to scheduled repayments of principal on fixed rate loans and repricing frequency on variable rate loans. Floating rate loans that are currently at interest rate floors are treated as fixed rate loans and are reflected using maturity date and not repricing frequency.

	Less Than	One Through	More Than
	One Year	Five Years	Five Years	Total

Construction and land development	$79,504,000	$37,272,000	$889,000	$117,665,000
Real estate — residential properties	48,884,000	51,674,000	9,956,000	110,514,000
Real estate — multi-family properties	4,335,000	44,445,000	235,000	49,015,000
Real estate — commercial properties	329,051,000	378,266,000	13,673,000	720,990,000
Commercial and industrial	161,094,000	93,627,000	4,348,000	259,069,000
Leases	132,000	262,000	0	394,000
Consumer	2,548,000	2,318,000	117,000	4,983,000

Total	$625,548,000	$607,864,000	$29,218,000	$1,262,630,000

Fixed rate loans and leases	$377,525,000	$594,289,000	$29,218,000	$1,001,032,000
Floating rate loans and leases	248,024,000	13,574,000	0	261,598,000

Total	$625,549,000	$607,863,000	$29,218,000	$1,262,630,000

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
The levels of net loan and lease charge-offs and nonperforming assets have been elevated since early 2007. Although we were never directly involved in the underwriting of or the investing in subprime residential real estate loans, the apparent substantial and rapid collapse of this line of business during 2007 and 2008 throughout the United States had a significant negative impact on the residential real estate development lending portion of our business. The resulting decline in real estate prices and slowdown in sales has stretched the cash flow of our local developers and eroded the value of our underlying collateral, which caused elevated levels of nonperforming assets and net loan and lease charge-offs. Since that time, we have witnessed and been impacted by poor economic conditions in Michigan and throughout the country. The resulting decline in business revenue has negatively impacted the cash flows of many of our borrowers, some to the point where loan payments have become past due or may likely become delinquent in future periods. In addition, real estate and equipment prices are significantly depressed, thereby exposing us to larger-than-typical losses in those instances where the sale of collateral is the primary source of repayment. Also during this time, we have seen deterioration in guarantors’ financial capacities to fund deficient cash flows and reduce or eliminate collateral deficiencies. It is likely that net loan and lease charge-offs and nonperforming assets will remain elevated in comparison to our historical levels until economic conditions improve.

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
As of December 31, 2008, nonperforming assets totaled $57.4 million, or 2.60% of total assets. Nonperforming loans and leases totaled $49.3 million and foreclosed properties/repossessed assets equaled $8.1 million at year-end 2008, compared to $29.8 million and $5.9 million, respectively, at year-end 2007. As of December 31, 2008, nonperforming loans secured by real estate, combined with all foreclosed properties, totaled $52.3 million, or about 91% of total nonperforming assets. Nonperforming loans and foreclosed properties associated with the development of residential real estate totaled $25.3 million, with another $4.2 million in nonperforming loans secured by, and foreclosed properties consisting of, residential properties. Net loan and lease charge-offs during 2008 totaled $19.9 million, or 1.09% of average total loans and leases. The increase in net loan and lease charge-offs during 2008 over prior periods primarily reflected a higher level of nonperforming assets and significant declines in property values.
As of December 31, 2009, nonperforming assets totaled $111.7 million, or 5.86% of total assets. Nonperforming loans and leases totaled $85.1 million and foreclosed properties/repossessed assets equaled $26.6 million at year-end 2009. As of December 31, 2009, nonperforming loans secured by, and foreclosed properties consisting of, non-owner occupied CRE properties totaled $62.6 million. Nonperforming loans and foreclosed properties associated with the development of residential-related real estate totaled $31.8 million, with another $7.5 million in nonperforming loans secured by, and foreclosed properties consisting of, residential properties. Nonperforming C&I loans and repossessed assets totaled $9.8 million. Net loan and lease charge-offs during 2009 totaled $38.2 million, or 2.24% of average total loans and leases. The increase in net loan and lease charge-offs during 2009 over prior periods primarily reflected a higher level of nonperforming assets and depressed property values.
As of December 31, 2010, nonperforming assets totaled $86.1 million, or 5.28% of total assets. Nonperforming loans and leases totaled $69.4 million and foreclosed properties/repossessed assets equaled $16.7 million at year-end 2010. As of December 31, 2010, nonperforming loans secured by, and foreclosed properties consisting of, non-owner occupied CRE properties totaled $51.4 million. Nonperforming loans and foreclosed properties associated with the development of residential-related real estate totaled $16.9 million, with another $9.5 million in nonperforming loans secured by, and foreclosed properties consisting of, residential properties. Nonperforming C&I loans and repossessed assets totaled $8.4 million. Net loan and lease charge-offs during 2010 totaled $34.3 million, or 2.43% of average total loans and leases. The elevated level of net loan and lease charge-offs during 2010, like those during 2008 and 2009, were significantly higher than historical averages due to a higher level of nonperforming loans and depressed property values.
During the latter part of 2008 and throughout 2009 and 2010, we saw a continuation of the stresses caused by the poor economic conditions, especially in the non-owner occupied CRE markets. High vacancy rates or slow absorption has resulted in inadequate cash flow generated from some real estate projects we have financed, and have required guarantors to provide personal funds to make full contractual loan payments and pay other operating costs. In some cases, the guarantors’ cash and other liquid reserves have become seriously diminished. In other cases, sale of the collateral, either by the borrower or us, is our primary source of repayment.

We are, however, encouraged by the apparent credit quality stabilization within our loan and lease portfolio during the past several quarters. After a period of significant and ongoing increases from 2007 through September 30, 2009, the level of nonperforming assets remained relatively unchanged through June 30, 2010 and then declined during the third and fourth quarters of 2010. Of particular note are the reduced level of additions to the nonperforming asset category and an increased level of nonaccrual loans returning to performing status. We also saw an improved level of interest in, and sales of, foreclosed properties and assets securing nonaccrual loans during the latter half of 2010.
The following table provides a breakdown of nonperforming assets by property type:

	12/31/10	9/30/10	6/30/10	3/31/10	12/31/09
Residential Real Estate:
Land Development	$14,547,000	$16,746,000	$21,551,000	$22,781,000	$19,722,000
Construction	2,333,000	2,924,000	10,231,000	11,425,000	12,103,000
Owner Occupied / Rental	9,454,000	7,251,000	6,159,000	5,908,000	7,493,000

	26,334,000	26,921,000	37,941,000	40,114,000	39,318,000

Commercial Real Estate:
Land Development	2,454,000	2,277,000	2,050,000	3,031,000	2,971,000
Construction	0	0	571,000	1,238,000	1,268,000
Owner Occupied	14,740,000	15,083,000	16,216,000	17,311,000	19,918,000
Non-Owner Occupied	34,209,000	41,725,000	46,706,000	46,552,000	38,417,000

	51,403,000	59,085,000	65,543,000	68,132,000	62,574,000

Non-Real Estate:
Commercial Assets	8,221,000	6,386,000	7,049,000	9,303,000	9,758,000
Consumer Assets	161,000	5,000	0	8,000	8,000

	8,382,000	6,391,000	7,049,000	9,311,000	9,766,000

Total	$86,119,000	$92,397,000	$110,533,000	$117,557,000	$111,658,000

The following table provides a breakdown of net loan and lease charge-offs by collateral type:

					Whole
	4th Qtr	3rd Qtr	2nd Qtr	1st Qtr	Year
	2010	2010	2010	2010	2010
Residential Real Estate:
Land Development	$312,000	$2,115,000	$1,254,000	$565,000	$4,246,000
Construction	173,000	93,000	649,000	587,000	1,502,000
Owner Occupied / Rental	120,000	1,212,000	407,000	326,000	2,065,000

	605,000	3,420,000	2,310,000	1,478,000	7,813,000

Commercial Real Estate:
Land Development	219,000	360,000	674,000	617,000	1,870,000
Construction	0	0	660,000	0	660,000
Owner Occupied	976,000	2,159,000	726,000	1,091,000	4,952,000
Non-Owner Occupied	2,642,000	6,805,000	2,551,000	1,945,000	13,943,000

	3,837,000	9,324,000	4,611,000	3,653,000	21,425,000

Non-Real Estate:
Commercial Assets	819,000	1,517,000	1,670,000	1,012,000	5,018,000
Consumer Assets	47,000	1,000	(3,000)	9,000	54,000

	866,000	1,518,000	1,667,000	1,021,000	5,072,000

Total	$5,308,000	$14,262,000	$8,588,000	$6,152,000	$34,310,000

The following table summarizes nonperforming loans and leases, including troubled debt restructurings:

	12/31/10	12/31/09	12/31/08	12/31/07	12/31/06

Past due 90 days or more and accruing interest	$766,000	$243,000	$1,358,000	$977,000	$819,000
Nonaccrual, including troubled debt restructurings	63,915,000	81,818,000	47,945,000	28,832,000	7,752,000
Troubled debt restructurings, accruing interest	4,763,000	2,989,000	0	0	0

Total	$69,444,000	$85,050,000	$49,303,000	$29,809,000	$8,571,000

The following table summarizes changes in the allowance for loan and lease losses for the past five years:

	2010	2009	2008	2007	2006

Loans and leases outstanding at year-end	$1,262,630,000	$1,539,818,000	$1,856,915,000	$1,799,880,000	$1,745,478,000

Daily average balance of loans and leases outstanding during the year	$1,412,555,000	$1,704,335,000	$1,829,686,000	$1,765,465,000	$1,660,284,000

Balance of allowance at beginning of year	$47,878,000	$27,108,000	$25,814,000	$21,411,000	$20,527,000

Loans and leases charged-off:
Commercial, financial and agricultural	(25,498,000)	(25,858,000)	(12,566,000)	(4,232,000)	(5,208,000)
Construction and land development	(9,273,000)	(9,606,000)	(4,835,000)	(1,353,000)	0
Leases	(41,000)	(120,000)	(174,000)	(18,000)	0
Residential real estate	(2,242,000)	(3,797,000)	(2,900,000)	(1,618,000)	(50,000)
Instalment loans to individuals	(74,000)	(240,000)	(119,000)	(53,000)	(131,000)

Total charge-offs	(37,128,000)	(39,621,000)	(20,594,000)	(7,274,000)	(5,389,000)

Recoveries of previously charged-off loans and leases:
Commercial, financial and agricultural	1,599,000	1,141,000	597,000	586,000	487,000
Construction and land development	995,000	81,000	8,000	11,000	0
Leases	38,000	4,000	6,000	0	0
Residential real estate	178,000	150,000	51,000	3,000	2,000
Instalment loans to individuals	8,000	15,000	26,000	7,000	9,000

Total recoveries	2,818,000	1,391,000	688,000	607,000	498,000

Net loan and lease charge-offs	(34,310,000)	(38,230,000)	(19,906,000)	(6,667,000)	(4,891,000)

Provision for loan and lease losses	31,800,000	59,000,000	21,200,000	11,070,000	5,775,000

Balance of allowance at year-end	$45,368,000	$47,878,000	$27,108,000	$25,814,000	$21,411,000

Ratio of net loan and lease charge-offs during the year to average loans and leases outstanding during the year	(2.43%)	(2.24%)	(1.09%)	(0.38%)	(0.29%)

Ratio of allowance to loans and leases outstanding at year-end	3.59%	3.11%	1.46%	1.43%	1.23%

The following table illustrates the breakdown of the allowance balance by loan type (dollars in thousands) and of the total loan and lease portfolio (in percentages):

	12/31/2010		12/31/2009		12/31/2008		12/31/2007		12/31/2006
		Loan		Loan		Loan		Loan		Loan
	Amount	Portfolio	Amount	Portfolio	Amount	Portfolio	Amount	Portfolio	Amount	Portfolio
Commercial, financial and agricultural	$32,624	81.5%	$37,590	80.0%	$20,170	77.9%	$18,947	77.4%	$15,706	74.7%
Construction and land development	7,019	9.3	6,566	11.4	5,137	14.1	4,907	14.7	3,975	17.1
Leases	21	0.0	49	0.1	41	0.1	29	0.1	15	0.1
Residential real estate	5,495	8.8	3,517	8.1	1,656	7.6	1,829	7.5	1,591	7.6
Instalment loans to individuals	172	0.4	156	0.4	104	0.3	102	0.3	124	0.5
Unallocated	37	0.0	0	0.0	0	0.0	0	0.0	0	0.0

Total	$45,368	100.0%	$47,878	100.0%	$27,108	100.0%	$25,814	100.0%	$21,411	100.0%

In each accounting period, we adjust the allowance to the amount we believe is necessary to maintain the allowance at an adequate level. Through the loan and lease review and credit departments, we establish specific portions of the allowance based on specifically identifiable problem loans and leases. The evaluation of the allowance is further based on, but not limited to, consideration of the internally prepared Allowance Analysis, loan and lease loss migration analysis, composition of the loan and lease portfolio, third party analysis of the loan and lease administration processes and portfolio, and general economic conditions.
The Allowance Analysis applies reserve allocation factors to non-impaired outstanding loan and lease balances, which is combined with specific reserves to calculate an overall allowance dollar amount. For non-impaired commercial loans and leases, which continue to comprise a vast majority of our total loans and leases, reserve allocation factors are based upon loan ratings as determined by our standardized grade paradigms and by loan purpose. We have divided our commercial loan and lease portfolio into five classes: 1) commercial and industrial loans and leases; 2) vacant land, land development and residential construction loans; 3) owner occupied real estate loans; 4) non-owner occupied real estate loans; and 5) multi-family and residential rental property loans. The reserve allocation factors are primarily based on the historical trends of net loan and lease charge-offs through a migration analysis whereby net loan and lease losses are tracked via assigned grades over various time periods, with adjustments made for environmental factors reflecting the current status of, or recent changes in, items such as: lending policies and procedures; economic conditions; nature and volume of the loan and lease portfolio; experience, ability and depth of management and lending staff; volume and severity of past due, nonaccrual and adversely classified loans and leases; effectiveness of the loan and lease review program; value of underlying collateral; lending concentrations; and other external factors, including competition and regulatory environment. Adjustments for specific lending relationships, particularly impaired loans and leases, are made on a case-by-case basis. Non-impaired retail loan reserve allocations are determined in a similar fashion as those for non-impaired commercial loans and leases, except that retail loans are segmented by type of credit and not a grading system. We regularly review the Allowance Analysis and make adjustments periodically based upon identifiable trends and experience.

A migration analysis is completed quarterly to assist us in determining appropriate reserve allocation factors for non-impaired commercial loans and leases. Our migration takes into account various time periods, and while we generally place most weight on the eight-quarter time frame as that period is close to the average duration of our loan and lease portfolio, consideration is given to the other time periods as part of our assessment. Although the migration analysis provides an accurate historical accounting of our loan and lease losses, it is not able to fully account for environmental factors that will also very likely impact the collectability of our commercial loans and leases as of any quarter-end date. Therefore, we incorporate the environmental factors as adjustments to the historical data.
Environmental factors include both internal and external items. We believe the most significant internal environmental factor is our credit culture and the relative aggressiveness in assigning and revising commercial loan and lease risk ratings. Although we have been consistent in our approach to commercial loan and lease ratings, ongoing stressed economic conditions have resulted in an even higher sense of aggressiveness with regards to the downgrading of lending relationships. In addition, we made revisions to our grading paradigms in early 2009 that mathematically resulted in commercial loan and lease relationships being more quickly downgraded when signs of stress are noted, such as slower sales activity for construction and land development CRE relationships and reduced operating performance/cash flow coverage for C&I relationships. These changes, coupled with the stressed economic environment, have resulted in significant downgrades and the need for substantial provisions to the allowance. To more effectively manage our commercial loan and lease portfolio, we created two specific groups tasked with managing our higher exposure lending relationships. One team manages the most distressed credit relationships, while the other team manages larger weakened credit relationships.
The most significant external environmental factor is the assessment of the current economic environment and the resulting implications on our commercial loan and lease portfolio. Currently, we believe conditions remain especially stressed for non-owner occupied CRE; however, recent data and performance reflect a level of stability in the C&I class of our loan and lease portfolio.
The primary risk elements with respect to commercial loans and leases are the financial condition of the borrower, the sufficiency of collateral, and timeliness of scheduled payments. We have a policy of requesting and reviewing periodic financial statements from commercial loan and lease customers and employ a disciplined and formalized review of the existence of collateral and its value. The primary risk element with respect to each residential real estate loan and consumer loan is the timeliness of scheduled payments. We have a reporting system that monitors past due loans and leases and have adopted policies to pursue creditor’s rights in order to preserve our collateral position.
Reflecting the stressed economic conditions and resulting negative impact on our loan and lease portfolio, we have substantially increased the allowance as a percent of the loan and lease portfolio over the past couple of years. The allowance equaled $45.4 million, or 3.59% of total loans and leases outstanding, as of December 31, 2010. As of December 31, 2009, the allowance balance was higher at $47.9 million, but a lower 3.11% of total loans and leases. The allowance as a percent of total loans and leases was 1.46%, 1.43% and 1.23% at year-end 2008, 2007, and 2006, respectively.
As of December 31, 2010, the allowance was comprised of $35.7 million in general reserves relating to non-impaired loans and leases and $9.7 million in specific reserve allocations relating to impaired loans and leases. At year-end 2010, impaired loans and leases with an aggregate carrying value of $27.7 million had been subject to previous partial charge-offs aggregating $26.1 million. Those partial charge-offs were recorded as follows: $21.7 million in 2010, $3.4 million in 2009 and $1.0 million in 2008. As of December 31, 2010, specific reserves allocated to impaired loans that had been subject to a previous partial charge-off totaled $1.0 million.
Although we believe the allowance is adequate to absorb losses as they arise, there can be no assurance that we will not sustain losses in any given period that could be substantial in relation to, or greater than, the size of the allowance.

Securities decreased $22.2 million during 2010, totaling $235.2 million as of December 31, 2010. During 2010, the securities portfolio equaled 13.7% of average earning assets. The decline in the securities portfolio primarily reflects the sale of certain tax-exempt municipal general obligation and revenue bonds with an aggregate book value of $20.0 million, which were sold during the first quarter of 2010 after analyzing our current and forecasted federal income tax position. Proceeds from matured and called U.S. Government agency bonds totaled $81.2 during 2010, with another $17.9 million received from principal paydowns on mortgage-backed securities, $5.8 million from matured and called tax-exempt municipal securities, $2.4 million from matured Michigan Strategic Fund bonds and $1.3 million from redeemed FHLB stock. Purchases during 2010, consisting almost exclusively of U.S. Government agency bonds, totaled $106.3 million. We maintain the securities portfolio at levels to provide for required pledging purposes and secondary liquidity for our daily operations. In addition, the portfolio serves a primary interest rate risk management function. At December 31, 2010, the portfolio was comprised of U.S. Government agency issued bonds (51%), U.S. Government agency issued or guaranteed mortgage-backed securities (20%), tax-exempt municipal general obligation and revenue bonds (14%), Michigan Strategic Fund bonds (8%), FHLB stock (6%) and mutual funds (1%).
The following table reflects the composition of the securities portfolio, excluding FHLB stock:

	12/31/10		12/31/09		12/31/08
	Carrying		Carrying		Carrying
	Value	Percent	Value	Percent	Value	Percent
U.S. Government agency debt obligations	$121,562,000	55.1%	$95,544,000	39.6%	$62,382,000	27.5%
Mortgage-backed securities	46,941,000	21.2	64,982,000	26.9	77,026,000	33.9
Michigan Strategic Fund bonds	18,175,000	8.2	20,550,000	8.5	22,105,000	9.7
Municipal general obligations	28,042,000	12.7	49,892,000	20.6	54,066,000	23.8
Municipal revenue bonds	4,843,000	2.2	9,319,000	3.9	10,371,000	4.6
Mutual funds	1,267,000	0.6	1,416,000	0.5	1,156,000	0.5

Totals	$220,830,000	100.0%	$241,703,000	100.0%	$227,106,000	100.0%

All of our securities are currently designated as available for sale. Historically, we had designated our tax-exempt municipal general obligation and revenue bonds as held to maturity; however, we changed the designation to available for sale immediately after the sale of certain of our tax-exempt general obligation and revenue bonds during the first quarter of 2010. Securities designated as available for sale are stated at fair value. The fair value of securities designated as available for sale at December 31, 2010 totaled $220.8 million, including a net unrealized gain of $2.0 million.
FHLB stock totaled $14.3 million as of December 31, 2010, compared to $15.7 million at December 31, 2009. The reduction reflects the FHLB’s unsolicited redemption of $1.4 million in late 2010. Our investment in FHLB stock is necessary to engage in their advance and other financing programs. We received a quarterly cash dividend throughout 2010 at an average rate of 1.88%, and believe a cash dividend will continue to be declared and paid in future quarters.

Market values on our U.S. Government agency bonds, mortgage-backed securities issued or guaranteed by U.S. Government agencies and tax-exempt general obligation and revenue municipal bonds are determined on a monthly basis with the assistance of a third party vendor. Evaluated pricing models that vary by type of security and incorporate available market data are utilized. Standard inputs include issuer and type of security, benchmark yields, reported trades, broker/dealer quotes and issuer spreads. The market value of other securities is estimated at carrying value as those financial instruments are generally bought and sold at par value. We believe our valuation methodology provides for a reasonable estimation of market value, and that it is consistent with the requirements of accounting guidelines. Reference is made to Note 15 of the Notes to Consolidated Financial Statements for additional information.
The following table shows by class of maturities as of December 31, 2010, the amounts and weighted average yields (on a fully taxable-equivalent basis) of investment securities:

	Carrying	Average
	Value	Yield

Obligations of U.S. Government agencies:
One year or less	$0	NA
Over one through five years	3,321,000	4.96%
Over five through ten years	19,828,000	3.80
Over ten years	98,413,000	4.29

	121,562,000	4.23

Obligations of states and political subdivisions:
One year or less	0	NA
Over one through five years	2,495,000	6.82
Over five through ten years	1,420,000	6.21
Over ten years	28,970,000	6.20

	32,885,000	6.24

Mortgage-backed securities	46,941,000	5.14
Michigan Strategic Fund bonds	18,175,000	3.04
Mutual funds	1,267,000	3.08

Totals	$220,830,000	4.62%

Federal funds sold, consisting of excess funds sold overnight to a correspondent bank, along with investments in interest-bearing deposits at correspondent banks, are used to manage daily liquidity needs and interest rate sensitivity. During 2010, the average balance of these funds equaled 4.5% of average earning assets, up from 3.0% during 2009 and considerably higher than the historical average of less than 1%. Given stressed market and economic conditions, we made the decision in early 2009 to operate with a higher than traditional balance of federal funds sold and interest-bearing deposits. We expect to maintain the higher balance of federal funds sold and other interest-bearing deposits, likely to average 2.5% to 3.5% of average earning assets, until market and economic conditions return to more normalized levels.

Non-Earning Assets
Cash and due from bank balances totaled $6.7 million at December 31, 2010, compared to $18.9 million on December 31, 2009. Cash and due from bank balances averaged $15.4 million during 2010. The relatively low balance as of December 31, 2010 reflected the fact that many of our business customers were closed that particular day (i.e., Friday of a holiday weekend) and therefore did not make their typical deposits, resulting in a lower than typical outgoing cash letter. Net premises and equipment decreased from $29.7 million at December 31, 2009, to $27.9 million on December 31, 2010, primarily reflecting depreciation expense. Purchases of premises and equipment during 2010 were nominal.
On December 30, 2009, all FDIC-insured financial institutions were required to pre-pay estimated FDIC deposit insurance assessments for the years 2010, 2011 and 2012. The prepaid amounts are used to offset regular quarterly deposit insurance assessments. The amount we paid equaled $16.3 million, which is being expensed over the future quarterly assessment periods. The balance at December 31, 2010 equaled $12.1 million. The Dodd-Frank Act significantly revised the program of federal deposit insurance. Among other things, the Dodd-Frank Act redefined the deposit insurance assessment base generally to equal average consolidated total assets minus average tangible equity, raised the minimum designated reserve ratio (“DRR”) of the Deposit Insurance Fund (“DIF”) to 1.35%, required the DRR to reach 1.35% by September 30, 2020 (rather than 1.15% by the end of 2016, as previously required), directed the FDIC to offset the effect of that accelerated timetable on insured institutions with consolidated assets of less than $10.0 billion, restricted any dividend from the DIF unless the DRR exceeds 1.50%, and made any declaration of dividend discretionary with the FDIC. The FDIC has adopted regulations that, among other things, set the minimum DRR at 2.00%, generally require use of a daily averaging method in calculating average consolidated total assets, define “tangible equity” as Tier 1 capital calculated monthly, and specify new risk-based assessment rates (effective April 1, 2011) that are subject to adjustment for institution-specific circumstances (such as an increase for most institutions having a ratio of brokered deposits to domestic deposits in excess of 10.00%) and for the level of the DRR, with rates gradually declining once the DRR reaches 2.00%. Separate assessment rates are specified for large institutions (i.e., those with total assets more than $10.0 billion) and for highly complex institutions. With respect to the prepaid insurance assessments paid December 30, 2009, the FDIC in adopting the regulations declined to bring forward the time (the third quarter of 2013) at which any unused prepaid amounts would be returned to an institution. The FDIC stated that it would monitor its cash resources to determine whether to adopt a rule regarding earlier return of the unused prepaid amounts.
Foreclosed and repossessed assets totaled $16.7 million at December 31, 2010, compared to $26.6 million on December 31, 2009 and $8.1 million on December 31, 2008. The increased balance at year-end 2009 reflects the stressed economic environment, and in certain situations our decision to foreclose or repossess collateral. The State of Michigan has a relatively protracted foreclosure process that generally takes six to twelve months before a deed is obtained. While we experienced further transfers from loans and leases to foreclosed and repossessed assets during 2010 reflecting our collection efforts on impaired lending relationships, a lower volume of such transfers combined with increased sales activity provided for a net $9.9 million reduction during 2010.
Source of Funds
Our major sources of funds are from deposits, repurchase agreements and FHLB advances. Total deposits declined from $1.40 billion at December 31, 2009 to $1.27 billion on December 31, 2010, a decrease of $127.8 million. In comparing total deposit balances as of December 31, 2010 to those at December 31, 2008, total deposits have declined by $325.7 million. Local deposits increased $294.4 million during the two-year period ended December 31, 2010, including an $88.0 million increase during 2010. Meanwhile, out-of-area deposits decreased $620.1 million during the two-year period ended December 31, 2010, including a $215.8 million decline during 2010. As of December 31, 2010, local deposits comprised 60.0% of total deposits, compared to 48.3% and 29.4% at December 31, 2009 and December 31, 2008, respectively.
Repurchase agreements increased from $99.8 million at December 31, 2009 to $117.0 million on December 31, 2010, an increase of $17.2 million. Repurchase agreements increased $22.6 million during the two-year period ended December 31, 2010. FHLB advances declined from $205.0 million at December 31, 2009 to $65.0 million on December 31, 2010, a decline of $140.0 million. FHLB advances declined $205.0 million during the two-year period ended December 31, 2010. At December 31, 2010, local deposits and repurchase agreements equaled 60.2% of total funding liabilities, compared to 45.0% and 28.5% on December 31, 2009 and December 31, 2008, respectively.

The significant reduction in wholesale funding reliance reflects the increase in local deposits and repurchase agreements, combined with the decline in total loans and leases. The increase in local deposits reflects various programs and initiatives we have implemented over the past two years, including: certificate of deposit campaign; implementation of several deposit-gathering initiatives in our commercial lending function; introduction of new deposit-related products and services; and the continuation of providing our customers with the latest in technological advances that give improved information, convenience and timeliness.
Noninterest-bearing checking deposit accounts remain relatively stable, averaging between $110.0 million and $120.0 million over the past several years, and $118.9 million during 2010. The relatively lower balance of $112.9 million as of December 31, 2010 reflected the fact that many of our business customers were closed that particular day (i.e., Friday of a holiday weekend) and therefore did not make their typical deposits. Interest-bearing checking accounts, in large part reflecting the strong success of our executive banking product, have increased $107.9 million during the two-year period ended December 31, 2010, including a $71.9 million increase during 2010. Savings deposits increased $21.6 million during 2010 after having declined by $11.3 million during 2009. The 2010 increase primarily reflects increased deposit balances from several local municipal customers, while the 2009 decline resulted primarily from deposit transfers to other deposit products, particularly the executive banking product. Money market deposit accounts increased $118.6 million during 2010 after having increased $7.1 million during 2009. The increases reflect the success of our enhanced marketing program and relatively aggressive rate which resulted in many new individual, business and municipality deposits and increased balances from existing money market deposit account holders.
Certificates of deposit purchased by customers located within our market areas declined $115.8 million during 2010 after having increased $164.1 million during 2009, thereby providing a net increase of $48.3 million during the two-year period ended December 31, 2010. During 2009, we ran a high-rate one-year certificate of deposit campaign that raised about $65.0 million, with most of the funds representing new deposit funds. As these certificates of deposit matured during the first quarter of 2010, we were able to retain about 70% of the maturing funds, a majority of which were transferred to our executive banking or money market deposit accounts. The remaining increases during 2009 primarily reflect the success of our enhanced marketing program and relatively aggressive rate which resulted in many new individual, business and municipality deposits. The decline during 2010 is primarily due to maturing certificates of deposit being transferred to our executive banking and money market deposit accounts.
Certificates of deposit obtained from customers located outside of our market areas declined $620.1 million during the two-year period ended December 31, 2010, including a $215.8 million decline during 2010. Out-of-area deposits consist of certificates of deposit obtained from depositors located outside our market areas and placed by deposit brokers for a fee, but also include certificates of deposit obtained from the deposit owners directly. The owners of the out-of-area deposits include individuals, businesses and governmental units located throughout the United States. The significant decline in out-of-area deposits since year-end 2008 primarily reflects the influx of cash resulting from the reduction in total loans and leases and from increased local deposits.
Repurchase agreements increased $22.6 million during the two-year period ended December 31, 2010, including a $17.2 million increase during 2010. As part of our sweep account program, collected funds from certain business noninterest-bearing checking accounts are invested in overnight interest-bearing repurchase agreements. Such repurchase agreements are not deposit accounts and are not afforded federal deposit insurance. All of our repurchase agreements are accounted for as secured borrowings.
FHLB advances declined $205.0 million during the two-year period ended December 31, 2010, including a $140.0 million decline during 2010. The decline during the past two years, which includes the prepayment of $95.0 million during the fourth quarter of 2010, primarily reflects the influx of cash resulting from the reduction in total loans and leases and from increased local deposits. FHLB advances are collateralized by residential mortgage loans, first mortgage liens on multi-family residential property loans, first mortgage liens on commercial real estate property loans, and substantially all other assets of our bank, under a blanket lien arrangement. Our borrowing line of credit at December 31, 2010 totaled about $169.7 million, with availability of $104.7 million.

Shareholders’ equity declined $48.4 million during the two-year period ended December 31, 2010, including a $14.2 million decline during 2010. The decline during the past two years was primarily due to the net loss attributable to common shares of $67.5 million, of which $23.2 million was related to the recording of a valuation allowance on our net deferred tax assets during 2009. Positively impacting shareholders’ equity was the sale of preferred stock and a warrant for common stock to the United States Treasury Department for $21.0 million under the Capital Purchase Program during 2009. Cash dividends on our common stock reduced shareholders’ equity by $0.1 million and $0.6 million during 2010 and 2009, respectively.
RESULTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2010 and 2009
Summary
We recorded a net loss attributable to common shares of $14.6 million, or $1.72 per basic and diluted share, for 2010, compared to a net loss of $52.9 million, or $6.23 per basic and diluted share, for 2009. The establishment of a valuation allowance against our net deferred tax asset in the fourth quarter of 2009 distorts 2010 after-tax operating result comparisons with earlier reporting periods. On a pre-tax basis, our net loss for 2010 was $13.4 million compared to $46.6 million for 2009.
The 71.3% improvement in pre-tax earnings performance in 2010 compared to 2009 is primarily the result of a substantially lower provision for loan and lease losses and higher net interest income. The reduced provision for loan and lease losses reflects lower levels of loan rating downgrades, nonperforming loans, and net loan and lease charge-offs, as well as the solidification of real estate market conditions and resulting valuations. An increase in loan rating upgrades during 2010 compared to the nominal level of 2009 upgrades also contributed to the lower provision expense. The increase in net interest income is the result of an improved net interest margin, which has been positively impacted by a substantial reduction in our cost of funds.
The net loss recorded in 2010 primarily results from a substantial provision for loan and lease losses and costs associated with the administration and resolution of problem assets, reflecting continuing difficulties in the loan portfolio, most notably in the CRE and construction and development segments. Continued state, regional and national economic struggles have significantly hampered certain commercial borrowers’ cash flows and negatively impacted real estate values, resulting in elevated levels of nonperforming assets and net loan and lease charge-offs when compared to pre-2007 reporting periods.
The following table shows some of the key performance and equity ratios for the years ended December 31, 2010 and 2009:

	2010	2009

Return on average assets	(0.80%)	(2.51%)
Return on average shareholders’ equity	(10.62%)	(29.91%)
Average shareholders’ equity to average assets	7.56%	8.40%
Net Interest Income
Net interest income, the difference between revenue generated from earning assets and the interest cost of funding those assets, is our primary source of earnings. Interest income (adjusted for tax-exempt income) and interest expense totaled $89.0 million and $31.8 million, respectively, during 2010, providing for net interest income of $57.2 million. During 2009, interest income and interest expense equaled $106.2 million and $53.6 million, respectively, providing for net interest income of $52.6 million. In comparing 2010 with 2009, interest income decreased 16.2%, interest expense was down 40.7%, and net interest income increased 8.7%. The level of net interest income is primarily a function of asset size, as the weighted average interest rate received on earning assets is greater than the weighted average interest cost of funding sources; however, factors such as types and levels of assets and liabilities, interest rate environment, interest rate risk, asset quality, liquidity, and customer behavior also impact net interest income as well as the net interest margin.

The $4.6 million increase in net interest income in 2010 compared to 2009 resulted from an improved net interest margin, which more than offset a decreased level of average earning assets. Although our yield on earning assets declined slightly in 2010 compared to 2009 primarily due to a shift in earning asset mix (lower level of average total loans and leases and a higher level of low-yielding average federal funds sold) and a decreased yield on average securities, our cost of funds declined at a far greater rate, resulting in the improved net interest margin. Average total loans and leases equaled 81.8% of average earning assets during 2010, down from 85.1% during 2009, while average federal funds sold represented 4.0% of average earning assets during 2010 compared to 2.7% during 2009. The cost of funds primarily decreased as a result of higher-costing matured certificates of deposit and FHLB advances being replaced by lower-costing funds or being allowed to runoff. The prepayment of $95.0 million in higher-costing FHLB advances during the fourth quarter of 2010 also positively impacted the cost of funds.
Given the multitude of factors that impact the net interest margin, it is difficult to predict future net interest margins. However, in light of the current interest rate environment, our net interest margin in 2011 should benefit from a continued reduction in our cost of funds and the loan pricing initiatives instituted in 2008 and 2009. While we expect further reductions in our cost of funds during 2011, the magnitude of the reductions will likely be at a much lower level than during the past couple of years. While a continued reduction in our cost of funds will positively impact our net interest margin, the impact of asset quality on the net interest margin is difficult to predict.
The following table depicts the average balance, interest earned and paid, and weighted average rate of our assets, liabilities and shareholders’ equity during 2010, 2009 and 2008. The subsequent table also depicts the dollar amount of change in interest income and interest expense of interest-earning assets and interest-bearing liabilities, segregated between change due to volume and change due to rate. For tax-exempt investment securities, interest income and yield have been computed on a tax equivalent basis using a marginal tax rate of 35%. As a result, securities interest income was increased by $0.8 million in 2010, $1.3 million in 2009, and $1.2 million in 2008.

				Years ended December 31,
	2010			2009			2008
	Average		Average	Average		Average	Average		Average
(Dollars in thousands)	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate

Taxable securities	$176,084	$7,846	4.46%	$155,041	$7,498	4.84%	$148,347	$7,888	5.32%
Tax-exempt securities	59,911	3,125	5.22	83,048	4,623	5.57	69,178	4,180	6.04

Total securities	235,995	10,971	4.65	238,089	12,121	5.09	217,525	12,068	5.55

Loans and leases	1,412,555	77,791	5.51	1,704,335	93,903	5.51	1,829,686	110,013	6.01
Short-term investments	9,251	39	0.42	6,730	21	0.31	392	7	1.79
Federal funds sold	69,319	176	0.25	53,825	136	0.25	11,353	204	1.80

Total earning assets	1,727,120	88,977	5.15	2,002,979	106,181	5.30	2,058,956	122,292	5.94

Allowance for loan and lease losses	(48,963)			(34,155)			(30,184)
Cash and due from banks	15,414			16,341			21,004
Other non-earning assets	127,354			120,508			107,546

Total assets	$1,820,925			$2,105,673			$2,157,322

Interest-bearing demand deposits	$140,384	$2,419	1.72%	$60,155	$867	1.44%	$42,734	$492	1.15%
Savings deposits	43,571	305	0.70	48,182	521	1.08	65,091	922	1.42
Money market accounts	86,283	1,225	1.42	25,759	361	1.40	13,948	192	1.38
Time deposits	979,584	19,580	2.00	1,279,188	39,520	3.09	1,332,071	58,206	4.37

Total interest- bearing deposits	1,249,822	23,529	1.88	1,413,284	41,269	2.92	1,453,844	59,812	4.11

Short-term borrowings	107,802	1,410	1.31	98,513	1,845	1.87	97,313	2,021	2.08
Federal Home Loan Bank advances	153,575	5,509	3.59	239,699	8,808	3.67	258,939	10,554	4.08
Other borrowings	47,315	1,346	2.84	50,278	1,654	3.29	46,579	2,476	5.32

Total interest- bearing liabilities	1,558,514	31,794	2.04	1,801,774	53,576	2.97	1,856,675	74,863	4.03

Demand deposits	118,904			112,821			108,584
Other liabilities	5,913			14,258			19,286

Total liabilities	1,683,331			1,928,853			1,984,545
Average equity	137,594			176,820			172,777

Total liabilities and equity	$1,820,925			$2,105,673			$2,157,322

Net interest income		$57,183			$52,605			$47,429

Rate spread			3.11%			2.33%			1.91%

Net interest margin			3.31%			2.63%			2.30%

	Years ended December 31,
	2010 over 2009			2009 over 2008
	Total	Volume	Rate	Total	Volume	Rate
Increase (decrease) in interest income
Taxable securities	$348,000	$967,000	$(619,000)	$(390,000)	$345,000	$(735,000)
Tax exempt securities	(1,498,000)	(1,222,000)	(276,000)	443,000	791,000	(348,000)
Loans	(16,112,000)	(16,069,000)	(43,000)	(16,110,000)	(7,253,000)	(8,857,000)
Short-term investments	18,000	9,000	9,000	14,000	24,000	(10,000)
Federal funds sold	40,000	40,000	0	(68,000)	230,000	(298,000)

Net change in tax-equivalent interest income	(17,204,000)	(16,275,000)	(929,000)	(16,111,000)	(5,863,000)	(10,248,000)

Increase (decrease) in interest expense
Interest-bearing demand deposits	1,552,000	1,354,000	198,000	375,000	232,000	143,000
Savings deposits	(216,000)	(46,000)	(170,000)	(401,000)	(210,000)	(191,000)
Money market accounts	864,000	859,000	5,000	169,000	165,000	4,000
Time deposits	(19,940,000)	(7,953,000)	(11,987,000)	(18,686,000)	(2,230,000)	(16,456,000)
Short-term borrowings	(435,000)	162,000	(597,000)	(176,000)	25,000	(201,000)
Federal Home Loan Bank advances	(3,299,000)	(3,094,000)	(205,000)	(1,746,000)	(751,000)	(995,000)
Other borrowings	(308,000)	(93,000)	(215,000)	(822,000)	184,000	(1,006,000)

Net change in interest expense	(21,782,000)	(8,811,000)	(12,971,000)	(21,287,000)	(2,585,000)	(18,702,000)

Net change in tax-equivalent net interest income	$4,578,000	$(7,464,000)	$12,042,000	$5,176,000	$(3,278,000)	$8,454,000

Interest income is primarily generated from the loan and lease portfolio, and to a lesser degree, from securities, federal funds sold, and short-term investments. Interest income decreased $17.2 million during 2010 from that earned in 2009, totaling $89.0 million in 2010 compared to $106.2 million in the previous year. The reduction in interest income is attributable to a decreased level of average earning assets and, to a much lesser degree, a declining yield on average earning assets, primarily resulting from a decreased yield on average securities, a decreased percentage of average total loans and leases to total earning assets, and an increased percentage of low-yielding federal funds sold to total earning assets.
During 2010, earning assets averaged $1.73 billion, or $275.9 million lower than average earning assets of $2.00 billion during 2009. A decrease in average total loans and leases totaling $291.8 million primarily resulted in the lower level of average earning assets during 2010. Interest income generated from the loan and lease portfolio decreased $16.1 million in 2010 compared to the level earned in 2009; the reduction in the loan and lease portfolio during 2010 resulted in the $16.1 million decrease in interest income. The loan and lease portfolio yield was 5.51% in both 2010 and 2009.
Interest income generated from the securities portfolio decreased $1.2 million in 2010 compared to the level earned in 2009 due to a lower yield on average securities, which equaled 4.65% in 2010 compared to 5.09% in 2009, and portfolio contraction. The lower yield on average securities in 2010 compared to 2009 primarily resulted from a decreased yield on U.S. Government agency bonds, reflecting a decrease in market rates, and a shift in the securities portfolio mix from higher-yielding municipal securities to lower-yielding U.S. Government agency bonds. Reflective of the low market rate environment experienced during 2010, U.S. Government agency bonds totaling $78.2 million were called during the year, with a vast majority of the proceeds reinvested in the same type of securities at reduced rates. After analyzing our current and forecasted federal income tax position, we decided to sell certain tax-exempt municipal bonds with an aggregate book value of $20.0 million in late March 2010. A vast majority of the sales proceeds were used to purchase U.S. Government agency bonds during April and early May. Average securities equaled $236.0 million during 2010 compared to $238.1 million during 2009. The lower yield on average securities equated to a decrease in interest income of $0.9 million, while the reduced average portfolio balance resulted in a $0.3 million decrease in interest income. Interest income earned on federal funds sold increased slightly due to an increase in the average balance.

During 2010 and 2009, earning assets had an average yield (tax equivalent-adjusted basis) of 5.15% and 5.30%, respectively. The slight decline in earning asset yield in 2010 compared to the prior year primarily resulted from a shift in earning asset mix (lower level of average total loans and leases and a higher level of low-yielding average federal funds sold) and a decreased yield on average securities. Average total loans and leases equaled $1.41 billion, or 81.8% of average earning assets, during 2010, compared to $1.70 billion, or 85.1% of average earning assets, during 2009. Average federal funds sold were $69.3 million, or 4.0% of average earning assets during 2010, compared to $53.8 million, or 2.7% of average earning assets, during 2009. During 2010 and 2009, the yield on average earning assets was relatively stable due to the effectiveness of loan pricing initiatives instituted within the commercial loan function in 2008 and 2009.
Interest expense is primarily generated from interest-bearing deposits, and to a lesser degree, from repurchase agreements, FHLB advances, and subordinated debentures. Interest expense decreased $21.8 million during 2010 from that expensed in 2009, totaling $31.8 million in 2010 compared to $53.6 million in the previous year. The decline in interest expense is attributable to a decreased cost of funds and a decreased level of average interest-bearing liabilities. The decreased cost of funds in 2010 compared to 2009 mainly resulted from fixed-rate certificates of deposit and borrowings being renewed or replaced at lower interest rates, reflecting the decreasing interest rate environment during the period of September 2007 through December 2008, or being allowed to runoff. Interest-bearing liabilities averaged $1.56 billion during 2010, or $243.3 million lower than average interest-bearing liabilities of $1.80 billion during 2009. This reduction resulted in decreased interest expense of $8.8 million. A decline in interest expense of $13.0 million was recorded during 2010 due to a decreased cost of funds, which resulted primarily from lower average rates paid on fixed rate certificates of deposit and borrowings. The cost of average interest-bearing liabilities decreased from 2.97% in 2009 to 2.04% in 2010.
Average certificates of deposit declined $299.6 million during 2010, which equated to a decrease in interest expense of $7.9 million. An additional $12.0 million reduction in interest expense resulted from a decrease in the average rate paid as higher-rate certificates of deposit matured and were either renewed or replaced with lower-costing certificates of deposit throughout 2010. Growth in other average interest-bearing deposit accounts, totaling $136.1 million, equated to an increase in interest expense of $2.2 million, while an increase in the average rate paid on these deposit accounts resulted in a nominal increase in interest expense.
Average short-term borrowings, comprised of repurchase agreements and federal funds purchased, increased $9.3 million during 2010, resulting in increased interest expense of $0.2 million, while a decrease in the average rate paid during 2010 resulted in a reduction in interest expense of $0.6 million. Average FHLB advances decreased $86.1 million, equating to a $3.1 million reduction in interest expense, while a decreased average rate paid on the advances resulted in a $0.2 million reduction in interest expense. A reduction in average other borrowings, which is comprised of subordinated debentures, structured repurchase agreements, and deferred director and officer compensation programs, equating to a decrease in interest expense of $0.1 million during 2010, with a decreased average rate reducing interest expense by $0.2 million.
Provision for Loan and Lease Losses
The provision for loan and lease losses totaled $31.8 million in 2010, compared to $59.0 million in 2009. The significant provision expense incurred in both 2010 and 2009 is in response to the deterioration of the quality of our loan portfolio. Continued state, regional, and national economic struggles have negatively impacted some of our borrowers’ cash flows and underlying collateral values, leading to increased nonperforming assets, elevated net loan and lease charge-offs, and increased overall credit risk within our loan and lease portfolio.
The decreased provision expense in 2010 compared to 2009 reflects lower levels of loan rating downgrades, nonperforming loans, and net loan and lease charge-offs, as well as the solidification of real estate market conditions and resulting valuations. Nonperforming loans and leases totaled $69.4 million, or 5.50% of total loans and leases, as of December 31, 2010, compared to $85.1 million, or 5.52% of total loans and leases, as of December 31, 2009. Net loan and lease charge-offs during 2010 totaled $34.3 million, or 2.43% of average total loans and leases. Net loan and lease charge-offs during 2009 totaled $38.2 million, or 2.24% of average total loans and leases.

Noninterest Income
Noninterest income totaled $9.2 million in 2010, an increase of $1.6 million, or 22.3%, from the $7.6 million earned in 2009. Noninterest income during 2010 includes gains totaling $0.3 million from the sales of guaranteed portions of certain Small Business Administration-guaranteed loans and $0.5 million from the sales of tax-exempt municipal bonds. Excluding these gains, noninterest income during 2010 increased $0.9 million, or 11.7%, from the prior year. Increased rental income from foreclosed properties and earnings on bank-owned life insurance, which more than offset decreased service charges on accounts and mortgage banking income, mainly resulted in the higher level of noninterest income during 2010 compared to 2009, after consideration of the above discussed gains on loan and security sales. The decreased level of service charges on accounts during 2010 compared to the prior-year primarily resulted from a lower level of overdraft service fees.
Noninterest Expense
Noninterest expense during 2010 totaled $47.2 million, an increase of $0.7 million, or 1.4%, from the $46.5 million expensed in 2009. Overhead costs during 2010 include $1.0 million in nonrecurring fees related to the prepayment of $95.0 million in FHLB advances, while overhead costs during 2009 include $1.3 million in charges for the branch consolidations and a $0.9 million charge for the bank industry-wide FDIC special assessment. Excluding these one-time charges, noninterest expense in 2010 totaled $46.1 million, or $1.9 million higher than in 2009. The increase in overhead costs during 2010 compared to 2009 primarily resulted from higher costs associated with the administration and resolution of nonperforming assets, including legal expenses, property tax payments, appraisal fees, and write-downs on foreclosed properties, and increased normal FDIC insurance premiums.
Nonperforming asset administration and resolution costs totaled $10.9 million during 2010, an increase of $3.6 million from the $7.3 million in costs incurred during 2009. FDIC insurance premiums were $4.4 million during 2010, compared to $4.0 million, excluding the one-time special assessment in the prior-year. Given the enormous stress on the DIF resulting from the significant number of insured institution failures in the last three years and the major changes to the deposit insurance program made by the Dodd-Frank Act and implementing regulations of the FDIC, it is difficult to predict the level of our future deposit insurance assessments.
Controllable operating expenses, including salaries and benefits, occupancy, and furniture and equipment costs, declined $3.0 million, or 11.6%, during 2010 compared to 2009. Salary and benefit costs were down $2.0 million in 2010 compared to 2009, primarily resulting from a reduction in full-time equivalent employees from 257 at year-end 2009 to 242 at year-end 2010. Occupancy and furniture and equipment costs declined by $0.9 million in 2010 compared to 2009, primarily resulting from an aggregate reduction in rent and depreciation expenses. Beginning in the fourth quarter of 2009, overhead cost savings of approximately $0.2 million per month were achieved as a result of the consolidation of the mid- and eastern-Michigan regions of our banking activities that was completed in August of 2009.
Federal Income Tax Expense
During 2010, we recorded a loss before federal income tax of $13.4 million and a federal income tax benefit of less than $0.1 million, compared to a loss before federal income tax of $46.6 million and a federal income tax expense of $5.5 million during 2009. The tax benefit of the 2010 loss was mostly offset by the expense to record a valuation allowance against the net deferred tax asset it created; the nominal benefit resulted from adjustments between continuing operations and other comprehensive income due to intraperiod tax allocation accounting rules. The tax benefit of the 2009 loss was offset by a one-time non-cash charge of $23.2 million to establish a valuation allowance against the entire balance of net deferred tax assets at year-end 2009.
Accounting guidance requires that companies assess whether a valuation allowance should be established against their deferred tax assets based on the consideration of all available evidence using a “more likely than not” standard. We reviewed our deferred tax assets and determined that a valuation allowance was necessary at year-end 2009 and again at year-end 2010, in light of our recent operating losses. The utilization of our net deferred tax assets for future tax deductions will be analyzed quarterly, and the valuation allowance will be adjusted in accordance with accounting rules.

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
The following table shows some of the key performance and equity ratios for the years ended December 31, 2009 and 2008:

	2009	2008

Return on average assets	(2.51%)	(0.23%)
Return on average shareholders’ equity	(29.91%)	(2.87%)
Average shareholders’ equity to average assets	8.40%	8.01%
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
During 2009, earning assets averaged $2.00 billion, or $56.0 million lower than average earning assets of $2.06 billion during 2008. A reduction in average total loans and leases totaling $125.4 million resulted in the lower level of average earning assets during 2009.

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
During 2009 and 2008, earning assets had an average yield (tax equivalent-adjusted basis) of 5.30% and 5.94%, respectively. With approximately 60% of our total loans and leases tied to Prime or LIBOR rates, our earning asset yield has been substantially impacted by the steep reduction in market interest rates since late third quarter of 2007. Between mid-September 2007 and early-October 2008, the Federal Market Committee (“FOMC”) lowered the targeted federal funds rate by a total of 375 basis points. The resulting similar decline in the Prime and LIBOR rates, combined with an increased level of nonperforming assets, significantly lowered our yield on earning assets and level of interest income. Although the FOMC lowered the targeted federal funds rate by another 50 basis points in late October 2008 and an additional 75 basis points in mid-December 2008, we kept the Mercantile Bank Prime Rate unchanged at 4.50% in an effort to shield interest income from further erosion. Virtually all of our prime-based commercial floating rate loans are tied to the Mercantile Bank Prime Rate. A higher level of nonperforming assets has also negatively impacted the yield on earning assets in 2009 compared to 2008, increasing from 2.60% of total assets at December 31, 2008, to 5.86% at December 31, 2009. A significant increase in average federal funds sold during 2009 also had an adverse effect on earning asset yield. During 2009, the yield on average earning assets was relatively stable, as the loan pricing initiatives instituted within the commercial loan function in 2008 and 2009 mitigated the negative impact of an increase in nonaccrual loans.
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
Noninterest Expense
Noninterest expense during 2009 totaled $46.5 million, an increase of $4.4 million over the $42.1 million expensed in 2008. Overhead costs during 2009 include a $1.3 million charge for the branch consolidation and a $0.9 million charge for the bank industry-wide FDIC special assessment. The one-time charges related to the branch consolidation were fully expensed during the second and third quarters of 2009; beginning in the fourth quarter of 2009, overhead cost savings of $0.2 million per month were achieved as a result of the branch consolidation. Excluding these one-time charges, noninterest expense in 2009 totaled $44.3 million, or $2.1 million higher than in 2008.
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
Federal Income Tax Expense
During 2009, we recorded a loss before federal income tax of $46.6 million and federal income tax expense of $5.5 million, compared to a loss before federal income tax of $9.8 million and a federal income tax benefit of $4.9 million during 2008. In spite of the loss before federal income tax recorded during 2009, a federal income tax expense was recognized due to the establishment of a full valuation allowance against our net deferred tax assets.

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
CAPITAL RESOURCES
Shareholders’ equity is a noninterest-bearing source of funds that can provide support for our asset growth. Shareholders’ equity declined $48.4 million during the two-year period ended December 31, 2010, including a $14.2 million decline during 2010. The decline during the past two years was primarily due to the net loss attributable to common shares of $67.5 million, of which $23.2 million was related to the creation of a valuation allowance on our net deferred tax assets in 2009. Positively impacting shareholders’ equity was the sale of preferred stock and a warrant for common stock to the United States Treasury Department for $21.0 million under the Capital Purchase Program during 2009. Cash dividends on our common stock reduced shareholders’ equity by $0.1 million and $0.6 million during 2010 and 2009, respectively.
Despite the reduction in shareholders’ equity during the past two years, our and our bank’s regulatory risk-based capital ratios increased, and our bank remains “well capitalized.” As of December 31, 2010, our bank’s total risk-based capital ratio was 12.5%, compared to 11.1% and 10.8% at December 31, 2009 and December 31, 2008, respectively. Our bank’s total regulatory capital, consisting of our shareholders’ equity plus a portion of the allowance, declined an aggregate $50.9 million during 2010 and 2009, primarily reflecting a net loss of $57.8 million and a reduction of $8.3 million in eligible allowance due to a decline in total risk-weighted assets, which was partially offset by a $19.0 million capital injection from Mercantile Bank Corporation from the proceeds of the preferred stock and warrant sale. Despite the reduction in total regulatory capital, our bank’s total risk-based capital ratio increased due to a decline of $688.5 million in total risk-weighted assets, primarily resulting from a reduction in commercial loans. As of December 31, 2010, our bank’s total regulatory capital equaled $175.1 million, or $34.6 million in excess of the 10.0% minimum which is among the requirements to be categorized as “well capitalized.” Our and our bank’s capital ratios as of December 31, 2010 and 2009 are disclosed in Note 18 of the Notes to Consolidated Financial Statements.
On July 9, 2010, we announced via a Form 8-K filed with the Securities and Exchange Commission that we are deferring regularly scheduled quarterly interest payments on our subordinated debentures beginning with the quarterly interest payment scheduled to have been paid on July 18, 2010. The deferral of interest payments on the subordinated debentures results in the deferral of distributions on our trust preferred securities. We also announced that we were deferring regularly scheduled quarterly dividend payments on our preferred stock beginning with the quarterly dividend payment scheduled to have been paid on August 15, 2010. We have not determined the duration of the deferral period.

We and our bank are subject to regulatory capital requirements administered by state and federal banking agencies. Failure to meet the various capital requirements can initiate regulatory action that could have a direct material effect on the financial statements. Our bank’s ability to pay cash and stock dividends is subject to limitations under various laws and regulations, to prudent and sound banking practices, and to contractual provisions relating to our subordinated debentures and participation in the Capital Purchase Program. During 2009, we paid a cash dividend on our common stock each calendar quarter. However, reflecting our financial results and the poor and weakening economy, we lowered the dollar amount of the cash dividends paid during the year. During the first quarter of 2009, our cash dividend was $0.04 per share, but was lowered to $0.01 per share for the second, third and fourth quarters. Our cash dividend on our common stock was also $0.01 per common share during the first quarter of 2010. In April 2010, we suspended future payments of cash dividends on our common stock until economic conditions and our financial condition improve. In addition, we are precluded from paying cash dividends on our common stock and preferred stock because, under the terms of our subordinated debentures, we cannot pay cash dividends during periods when we have deferred the payment of interest on our subordinated debentures, and, we are now deferring such interest payments. Also, pursuant to our Articles of Incorporation, we are precluded from paying dividends on our common stock while any dividends accrued on our preferred stock have not been declared and paid. Because we have suspended the payment of cash dividends on our preferred stock, we are precluded from paying cash dividends on our common stock.
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
To assist in providing needed funds, we have regularly obtained monies from wholesale funding sources. Wholesale funds, primarily comprised of deposits from customers outside of our market areas and advances from the FHLB, totaled $584.1 million, or 39.8% of combined deposits and borrowed funds, as of December 31, 2010, compared to $944.9 million, or 54.8% of combined deposits and borrowed funds, as of December 31, 2009, and $1.41 billion, or 71.5% of combined deposits and borrowed funds, as of December 31, 2008. The significant decline in wholesale funds since year-end 2008 primarily reflects the influx of cash resulting from the reduction in total loans and leases and from increased local deposits.
Although local deposits have generally increased as new business, municipal governmental unit and individual deposit relationships are established and as existing customers increase the balances in their accounts, and we witnessed significant local deposit growth during 2010 and 2009, the relatively high reliance on wholesale funds will likely remain. As part of our interest rate risk management strategy, a majority of our wholesale funds have a fixed rate and mature within one year, reflecting the fact that a majority of our loans and leases have a floating interest rate tied to either the Mercantile Bank Prime Rate or LIBOR rates. While this strategy increases inherent liquidity risk, we believe the increased liquidity risk is sufficiently mitigated by the benefits derived from an interest rate risk management standpoint. In addition, we have developed a comprehensive contingency funding plan which we believe further mitigates the increased liquidity risk.
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

As part of our sweep program, collected funds from certain business noninterest-bearing checking accounts are invested into over-night interest-bearing repurchase agreements. Such repurchase agreements are not deposit accounts and are not afforded federal deposit insurance. Repurchase agreements increased $17.2 million during 2010, totaling $117.0 million as of December 31, 2010. Approximately 50% of the increase is associated with one customer electing to switch their noninterest-bearing checking account to a repurchase agreement. Generally, we see an increase in the repurchase agreement aggregate balance throughout the calendar year, and then a decline of 10% to 20% during the early part of the first quarter of each calendar year as customers use funds primarily for the payment of taxes and bonuses. Information regarding our repurchase agreements as of December 31, 2010 and during 2010 is as follows:

Outstanding balance at December 31, 2010	$116,979,000
Weighted average interest rate at December 31, 2010	0.69%
Maximum daily balance for twelve months ended December 31, 2010	$133,280,000
Average daily balance for twelve months ended December 31, 2010	$107,781,000
Weighted average interest rate for twelve months ended December 31, 2010	1.31%
As a member of the FHLB, we have access to the FHLB advance borrowing programs. Advances totaled $65.0 million as of December 31, 2010, compared to $205.0 million and $270.0 million as of December 31, 2009 and December 31, 2008, respectively. Based on available collateral as of December 31, 2010, we could borrow an additional $104.7 million.
We also have the ability to borrow up to $30.0 million on a daily basis through a correspondent bank using an established unsecured federal funds purchased line of credit. During 2010, our federal funds purchased position averaged less than $0.1 million, compared to an average federal funds sold position of $69.3 million and another $9.3 million invested in interest-bearing deposits at correspondent banks. During 2009, our federal funds purchased position averaged only $0.1 million, compared to an average federal funds sold position of $53.8 million and another $6.7 million invested in interest-bearing deposits at correspondent banks. Given the volatile market and stressed economic conditions, we have been operating with a higher than normal balance of federal funds sold and other short-term investments. It is expected that we will maintain the higher balance of liquid funds, likely to average 2.5% to 3.5% of average earning assets, until market and economic conditions return to more normalized levels. As a result, we expect the use of our federal funds purchased line of credit, in at least the near future, will be rare, if at all.
We have a line of credit through the Discount Window of the Federal Reserve Bank of Chicago. Using a substantial majority of our tax-exempt municipal securities as collateral, we could have borrowed up to $28.0 million for terms of 1 to 28 days at December 31, 2010. We did not utilize this line of credit during 2010 or 2009, and do not plan to access this line of credit in future periods.
The following table reflects, as of December 31, 2010, significant fixed and determinable contractual obligations to third parties by payment date, excluding accrued interest:

	One Year	One to	Three to	Over
	or Less	Three Years	Five Years	Five Years	Total

Deposits without a stated maturity	$481,953,000	$0	$0	$0	$481,953,000
Certificates of deposit	495,914,000	250,469,000	45,496,000	0	791,879,000
Short-term borrowings	116,979,000	0	0	0	116,979,000
Federal Home Loan Bank advances	10,000,000	50,000,000	5,000,000	0	65,000,000
Subordinated debentures	0	0	0	32,990,000	32,990,000
Other borrowed money	10,000,000	0	0	1,804,000	11,804,000

In addition to normal loan funding and deposit flow, we must maintain liquidity to meet the demands of certain unfunded loan commitments and standby letters of credit. At December 31, 2010, we had a total of $207.5 million in unfunded loan commitments and $19.3 million in unfunded standby letters of credit. Of the total unfunded loan commitments, $197.7 million were commitments available as lines of credit to be drawn at any time as customers’ cash needs vary, and $9.8 million were for loan commitments scheduled to close and become funded within the next twelve months. The level of commitments to make loans has declined significantly when compared to historical levels, primarily reflecting relatively stressed economic conditions. We regularly monitor fluctuations in loan balances and commitment levels, and include such data in our overall liquidity management.
The following table depicts our loan commitments at the end of the past three years:

	12/31/10	12/31/09	12/31/08

Commercial unused lines of credit	$158,945,000	$205,018,000	$323,785,000
Unused lines of credit secured by 1-4 family residential properties	26,870,000	24,916,000	30,658,000
Credit card unused lines of credit	7,768,000	8,565,000	9,413,000
Other consumer unused lines of credit	4,052,000	4,526,000	4,881,000
Commitments to make loans	9,840,000	7,701,000	10,959,000
Standby letters of credit	19,343,000	36,512,000	51,439,000

Total	$226,818,000	$287,238,000	$431,135,000

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
The following table depicts our GAP position as of December 31, 2010:

	Within	Three to	One to	After
	Three	Twelve	Five	Five
	Months	Months	Years	Years	Total
Assets:
Commercial loans (1)	$332,181,000	$241,803,000	$553,610,000	$19,145,000	$1,146,739,000
Leases	13,000	119,000	262,000	0	394,000
Residential real estate loans	42,176,000	6,708,000	51,674,000	9,956,000	110,514,000
Consumer loans	2,280,000	268,000	2,318,000	117,000	4,983,000
Securities (2)	33,787,000	0	49,318,000	152,070,000	235,175,000
Federal funds sold	47,924,000	0	0	0	47,924,000
Short-term investments	9,600,000	0	0	0	9,600,000
Allowance for loan and lease losses	0	0	0	0	(45,368,000)
Other assets	0	0	0	0	122,460,000

Total assets	467,961,000	248,898,000	657,182,000	181,288,000	$1,632,421,000

Liabilities:
Interest-bearing checking	158,177,000	0	0	0	158,177,000
Savings deposits	60,201,000	0	0	0	60,201,000
Money market accounts	150,631,000	0	0	0	150,631,000
Time deposits under $100,000	35,930,000	38,423,000	38,757,000	0	113,110,000
Time deposits $100,000 & over	184,283,000	237,278,000	257,208,000	0	678,769,000
Short-term borrowings	116,979,000	0	0	0	116,979,000
Federal Home Loan Bank advances	0	10,000,000	55,000,000	0	65,000,000
Other borrowed money	34,794,000	10,000,000	0	0	44,794,000
Noninterest-bearing checking	0	0	0	0	112,944,000
Other liabilities	0	0	0	0	5,880,000

Total liabilities	740,995,000	295,701,000	350,965,000	0	1,506,485,000
Shareholders’ equity	0	0	0	0	125,936,000

Total liabilities & shareholders’ equity	740,995,000	295,701,000	350,965,000	0	$1,632,421,000

Net asset (liability) GAP	$(273,034,000)	$(46,803,000)	$306,217,000	$181,288,000

Cumulative GAP	$(273,034,000)	$(319,837,000)	$(13,620,000)	$167,668,000

Percent of cumulative GAP to total assets	(16.7%)	(19.6%)	(0.8%)	10.3%

(1)	Floating rate loans that are currently at interest rate floors are treated as fixed rate loans and are reflected using maturity date and not repricing frequency.

(2)	Mortgage-backed securities are categorized by expected maturities based upon prepayment trends as of December 31, 2010.

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
We conducted multiple simulations as of December 31, 2010, in which it was assumed that changes in market interest rates occurred ranging from up 400 basis points to down 400 basis points in equal quarterly instalments over the next twelve months. The following table reflects the suggested impact on net interest income over the next twelve months in comparison to estimated net interest income based on our balance sheet structure, including the balances and interest rates associated with our specific loans, securities, deposits and borrowed funds, as of December 31, 2010. The resulting estimates are well within our policy parameters established to manage and monitor interest rate risk.

	Dollar Change	Percent Change
	In Net	In Net
Interest Rate Scenario	Interest Income	Interest Income

Interest rates down 400 basis points	$585,000	1.1%
Interest rates down 300 basis points	1,125,000	2.1
Interest rates down 200 basis points	1,645,000	3.0
Interest rates down 100 basis points	2,105,000	3.9
No change in interest rates	2,590,000	4.8
Interest rates up 100 basis points	905,000	1.7
Interest rates up 200 basis points	645,000	1.2
Interest rates up 300 basis points	1,555,000	2.9
Interest rates up 400 basis points	1,190,000	2.2
The resulting estimates have been significantly impacted by the current interest rate and economic environment, as adjustments have been made to critical model inputs with regards to traditional interest rate relationships. This is especially important as it relates to floating rate commercial loans and brokered certificates of deposit, which comprise a substantial portion of our balance sheet. As of December 31, 2010, the Mercantile Bank Prime Rate is 4.50% as compared to the Wall Street Journal Prime Rate of 3.25%. Historically, the two indices have been equal; however, we elected not to reduce the Mercantile Bank Prime Rate in late October and mid-December of 2008 when the Wall Street Journal Prime Rate declined by 50 and 75 basis points, respectively. In conducting our simulations since year-end 2008, we have made the assumption that the Mercantile Bank Prime Rate will remain unchanged until the Wall Street Journal Prime Rate equals the Mercantile Bank Prime Rate, at which time the two indices will remain equal in the increasing interest rate scenarios. Also, brokered certificate of deposit rates have substantially decreased since year-end 2008, with part of the decline attributable to a significant imbalance whereby the supply of available funds far outweighs the demand from banks looking to raise funds. As a result, we have substantially limited further reductions in brokered certificate of deposit rates in the declining interest rate scenarios.
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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Shareholders
Mercantile Bank Corporation
Grand Rapids, Michigan
We have audited the accompanying consolidated balance sheets of Mercantile Bank Corporation as of December 31, 2010 and 2009, and the related consolidated statements of operations, changes in shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2010. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Mercantile Bank Corporation as of December 31, 2010 and 2009, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2010, in conformity with accounting principles generally accepted in the United States of America.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Mercantile Bank Corporation’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 14, 2011 expressed an unqualified opinion thereon.

/s/ BDO USA, LLP
BDO USA, LLP
Grand Rapids, Michigan
March 14, 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Shareholders
Mercantile Bank Corporation
Grand Rapids, Michigan
We have audited Mercantile Bank Corporation’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Mercantile Bank Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Report by Mercantile Bank Corporation’s Management on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, Mercantile Bank Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Mercantile Bank Corporation as of December 31, 2010 and 2009, and the related consolidated statements of operations, changes in shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2010, and our report dated March 14, 2011 expressed an unqualified opinion thereon.

/s/ BDO USA, LLP
BDO USA, LLP
Grand Rapids, Michigan
March 14, 2011

March 14, 2011
REPORT BY MERCANTILE BANK CORPORATION’S MANAGEMENT
ON INTERNAL CONTROL OVER FINANCIAL REPORTING
Management is responsible for establishing and maintaining an effective system of internal control over financial reporting that is designed to produce reliable financial statements presented in conformity with generally accepted accounting principles. There are inherent limitations in the effectiveness of any system of internal control. Accordingly, even an effective system of internal control can provide only reasonable assurance with respect to financial statement preparation.
Management assessed the Company’s system of internal control over financial reporting that is designed to produce reliable financial statements presented in conformity with generally accepted accounting principles as of December 31, 2010. This assessment was based on criteria for effective internal control over financial reporting described in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management believes that, as of December 31, 2010, Mercantile Bank Corporation maintained an effective system of internal control over financial reporting that is designed to produce reliable financial statements presented in conformity with generally accepted accounting principles based on those criteria.
The Company’s independent auditors have issued an audit report on the effectiveness of the Company’s internal control over financial reporting.
Mercantile Bank Corporation

/s/ Michael H. Price
Michael H. Price
Chairman of the Board, President and Chief Executive Officer

/s/ Charles E. Christmas
Charles E. Christmas
Senior Vice President — Chief Financial Officer and Treasurer

MERCANTILE BANK CORPORATION
CONSOLIDATED BALANCE SHEETS
December 31, 2010 and 2009

	2010	2009

ASSETS
Cash and due from banks	$6,674,000	$18,896,000
Short-term investments	9,600,000	1,471,000
Federal funds sold	47,924,000	1,368,000

Total cash and cash equivalents	64,198,000	21,735,000

Securities available for sale	220,830,000	182,492,000
Securities held to maturity (fair value of $60,271,000 at December 31, 2009)	0	59,211,000
Federal Home Loan Bank stock	14,345,000	15,681,000

Loans and leases	1,262,630,000	1,539,818,000
Allowance for loan and lease losses	(45,368,000)	(47,878,000)

Loans and leases, net	1,217,262,000	1,491,940,000

Premises and equipment, net	27,873,000	29,684,000
Bank owned life insurance	46,743,000	45,024,000
Accrued interest receivable	5,942,000	7,088,000
Other real estate owned and repossessed assets	16,675,000	26,608,000
Other assets	18,553,000	26,745,000

Total assets	$1,632,421,000	$1,906,208,000

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits
Noninterest-bearing	$112,944,000	$121,157,000
Interest-bearing	1,160,888,000	1,280,470,000

Total	1,273,832,000	1,401,627,000

Securities sold under agreements to repurchase	116,979,000	99,755,000
Federal funds purchased	0	2,600,000
Federal Home Loan Bank advances	65,000,000	205,000,000
Subordinated debentures	32,990,000	32,990,000
Other borrowed money	11,804,000	16,890,000
Accrued interest and other liabilities	5,880,000	7,242,000

Total liabilities	1,506,485,000	1,766,104,000

Shareholders’ equity
Preferred stock, no par value; 1,000,000 shares authorized; 21,000 shares outstanding	20,077,000	19,839,000
Common stock, no par value; 20,000,000 shares authorized; 8,597,993 shares outstanding at December 31, 2010 and 8,592,514 shares outstanding at December 31, 2009	172,677,000	172,438,000
Common stock warrant	1,138,000	1,138,000
Retained earnings (deficit)	(68,781,000)	(54,170,000)
Accumulated other comprehensive income	825,000	859,000

Total shareholders’ equity	125,936,000	140,104,000

Total liabilities and shareholders’ equity	$1,632,421,000	$1,906,208,000

See accompanying notes to consolidated financial statements.

MERCANTILE BANK CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
Years ended December 31, 2010, 2009 and 2008

	2010	2009	2008
Interest income
Loans and leases, including fees	$77,791,000	$93,903,000	$110,013,000
Securities, taxable	7,846,000	7,498,000	7,888,000
Securities, tax-exempt	2,291,000	3,351,000	2,960,000
Federal funds sold	176,000	136,000	204,000
Short-term investments	39,000	21,000	7,000

Total interest income	88,143,000	104,909,000	121,072,000

Interest expense
Deposits	23,529,000	41,269,000	59,812,000
Short-term borrowings	1,410,000	1,845,000	2,021,000
Federal Home Loan Bank advances	5,509,000	8,808,000	10,554,000
Other borrowings	1,346,000	1,654,000	2,476,000

Total interest expense	31,794,000	53,576,000	74,863,000

Net interest income	56,349,000	51,333,000	46,209,000

Provision for loan and lease losses	31,800,000	59,000,000	21,200,000

Net interest income (deficiency) after provision for loan and lease losses	24,549,000	(7,667,000)	25,009,000

Noninterest income
Service charges on accounts	1,797,000	2,023,000	1,994,000
Earnings on bank owned life insurance	1,718,000	1,444,000	1,727,000
Rental income from other real estate owned	1,488,000	438,000	27,000
Mortgage banking activities	1,092,000	1,202,000	662,000
Credit and debit card fees	727,000	670,000	745,000
Letter of credit fees	460,000	541,000	687,000
Net gain on sale of securities	476,000	0	0
Gain on sale of commercial loans	324,000	0	0
Other income	1,162,000	1,240,000	1,440,000

Total noninterest income	9,244,000	7,558,000	7,282,000

Noninterest expense
Salaries and benefits	18,297,000	20,331,000	22,493,000
Occupancy	2,838,000	3,377,000	3,826,000
Furniture and equipment rent, depreciation and maintenance	1,481,000	1,871,000	1,980,000
Nonperforming asset costs	10,858,000	7,294,000	3,266,000
FDIC insurance costs	4,370,000	4,852,000	1,890,000
Data processing	2,598,000	2,526,000	2,394,000
Branch consolidation costs	0	1,308,000	0
Advertising	906,000	650,000	559,000
FHLB advance prepayment fees	1,021,000	0	0
Other expense	4,787,000	4,279,000	5,718,000

Total noninterest expenses	47,156,000	46,488,000	42,126,000

Income (loss) before federal income tax expense (benefit)	(13,363,000)	(46,597,000)	(9,835,000)

Federal income tax expense (benefit)	(47,000)	5,490,000	(4,876,000)

Net income (loss)	(13,316,000)	(52,087,000)	(4,959,000)

Preferred stock dividends and accretion	1,295,000	802,000	0

Net income (loss) attributable to common shares	$(14,611,000)	$(52,889,000)	$(4,959,000)

See accompanying notes to consolidated financial statements.

MERCANTILE BANK CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS (Continued)
Years ended December 31, 2010, 2009 and 2008

	2010	2009	2008
Earnings (loss) per share:
Basic	$(1.72)	$(6.23)	$(0.59)

Diluted	$(1.72)	$(6.23)	$(0.59)

See accompanying notes to consolidated financial statements.

MERCANTILE BANK CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
Years ended December 31, 2010, 2009 and 2008

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

MERCANTILE BANK CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (Continued)
Years ended December 31, 2010, 2009 and 2008

					Accumulated
			Common	Retained	Other	Total
	Preferred	Common	Stock	Earnings	Comprehensive	Shareholders’
($ in thousands)	Stock	Stock	Warrant	(Deficit)	Income (Loss)	Equity

Balances, January 1, 2009	$0	$172,353	$0	$(1,281)	$3,300	$174,372
Preferred stock issued, net	19,696					19,696
Accretion of preferred stock	143			(143)		0
Common stock warrant issued			1,138			1,138
Employee stock purchase plan (14,694 shares)		57				57
Dividend reinvestment plan (2,875 shares)		11				11
Stock-based compensation expense		611				611
Cash dividends ($0.07 per common share)		(594)				(594)
Preferred stock dividends				(659)		(659)
Comprehensive loss:
Net loss				(52,087)		(52,087)
Change in net unrealized gain (loss) on securities available for sale, net of reclassifications					(1,269)	(1,269)
Reclassification of unrealized gain on interest rate swaps, net of tax effect					(1,172)	(1,172)

Total comprehensive loss						(54,528)

Balances, December 31, 2009	$19,839	$172,438	$1,138	$(54,170)	$859	$140,104

See accompanying notes to consolidated financial statements.

MERCANTILE BANK CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (Continued)
Years ended December 31, 2010, 2009 and 2008

					Accumulated
			Common	Retained	Other	Total
	Preferred	Common	Stock	Earnings	Comprehensive	Shareholders’
($ in thousands)	Stock	Stock	Warrant	(Deficit)	Income (Loss)	Equity

Balances, January 1, 2010	$19,839	$172,438	$1,138	$(54,170)	$859	$140,104
Accretion of preferred stock	238			(238)		0
Employee stock purchase plan (9,129 shares)		47				47
Dividend reinvestment plan (687 shares)		2				2
Stock-based compensation expense		275				275
Cash dividends ($0.01 per common share)		(85)				(85)
Preferred stock dividends				(1,057)		(1,057)
Comprehensive loss:
Net loss				(13,316)		(13,316)
Change in net unrealized gain (loss) on securities available for sale, net of reclassifications and tax effect					(244)	(244)
Net unrealized gain on securities transferred from held to maturity to available for sale, net of tax effect					274	274
Reclassification of unrealized gain on interest rate swaps, net of tax effect					(64)	(64)

Total comprehensive loss						(13,350)

Balances, December 31, 2010	$20,077	$172,677	$1,138	$(68,781)	$825	$125,936

See accompanying notes to consolidated financial statements.

MERCANTILE BANK CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years ended December 31, 2010, 2009 and 2008

	2010	2009	2008

Cash flows from operating activities
Net income (loss)	$(13,316,000)	$(52,087,000)	$(4,959,000)
Adjustments to reconcile net income (loss) to net cash from (for) operating activities:
Depreciation and amortization	2,440,000	2,577,000	2,773,000
Provision for loan and lease losses	31,800,000	59,000,000	21,200,000
Deferred income tax expense (benefit)	(47,000)	9,973,000	(1,558,000)
Stock-based compensation expense	275,000	611,000	654,000
Proceeds from sales of mortgage loans held for sale	66,795,000	80,782,000	44,095,000
Origination of mortgage loans held for sale	(66,104,000)	(82,251,000)	(42,810,000)
Net gain on sale of mortgage loans held for sale	(846,000)	(905,000)	(506,000)
Net gain on sale of held to maturity securities	(476,000)	0	0
Gain on sale of commercial loans	(324,000)	0	0
Net (gain) loss on sale and write-down of premises and equipment	(2,000)	227,000	(11,000)
Net loss on sale and valuation write-downs of foreclosed assets	4,432,000	3,551,000	1,768,000
Recognition of unrealized gain on interest rate swaps	(99,000)	(1,803,000)	(974,000)
Earnings on bank owned life insurance	(1,718,000)	(1,444,000)	(1,727,000)
Net change in:
Accrued interest receivable	1,146,000	1,425,000	1,444,000
Other assets	7,540,000	(18,407,000)	913,000
Accrued interest and other liabilities	(1,894,000)	(10,024,000)	(6,667,000)

Net cash from (for) operating activities	29,602,000	(8,775,000)	13,635,000

Cash flows from investing activities
Purchases of:
Securities available for sale	(106,329,000)	(73,059,000)	(96,292,000)
Securities held to maturity	0	(1,025,000)	(978,000)
Federal Home Loan Bank stock	0	0	(5,948,000)
Proceeds from:
Maturities, calls and repayments of securities available for sale	107,480,000	52,343,000	73,571,000
Maturities, calls and repayments of securities held to maturity	0	6,270,000	1,840,000
Proceeds from sale of held to maturity securities	20,452,000	0	0
Proceeds from Federal Home Loan Bank stock redemption	1,336,000	0	0
Loan and lease originations and payments, net	226,563,000	240,291,000	(86,489,000)
Proceeds from sale of commercial loans	7,395,000	11,633,000	0
Purchases of premises and equipment, net	(118,000)	(44,000)	(673,000)
Proceeds from sale of foreclosed assets	14,900,000	7,276,000	4,777,000
Purchases of bank owned life insurance	0	(1,118,000)	(1,617,000)

Net cash from (for) investing activities	271,679,000	242,567,000	(111,809,000)
See accompanying notes to consolidated financial statements.

MERCANTILE BANK CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
Years ended December 31, 2010, 2009 and 2008

	2010	2009	2008

Cash flows from financing activities
Net increase (decrease) in time deposits	(331,638,000)	(240,269,000)	42,774,000
Net increase (decrease) in all other deposits	203,843,000	42,321,000	(34,380,000)
Net increase (decrease) in securities sold under agreements to repurchase	17,224,000	5,342,000	(3,052,000)
Net increase (decrease) in federal funds purchased	(2,600,000)	2,600,000	(13,800,000)
Proceeds from Federal Home Loan Bank advances	0	5,000,000	266,500,000
Maturities and prepayments of Federal Home Loan Bank advances	(140,000,000)	(70,000,000)	(176,500,000)
Increase in structured repurchase agreements	0	0	15,000,000
Maturities of structured repurchase agreements	(5,000,000)	0	0
Increase (decrease) in other borrowed money	(86,000)	(2,638,000)	515,000
Proceeds from issuance of preferred stock and common stock warrant, net	0	20,834,000	0
Employee stock purchase plan	47,000	57,000	76,000
Dividend reinvestment plan	2,000	11,000	40,000
Payment of cash dividends on preferred stock	(525,000)	(525,000)	0
Payment of cash dividends to common shareholders	(85,000)	(594,000)	(2,625,000)

Net cash from (for) financing activities	(258,818,000)	(237,861,000)	94,548,000

Net change in cash and cash equivalents	42,463,000	(4,069,000)	(3,626,000)
Cash and cash equivalents at beginning of period	21,735,000	25,804,000	29,430,000

Cash and cash equivalents at end of period	$64,198,000	$21,735,000	$25,804,000

Supplemental disclosures of cash flow information
Cash paid during the year for:
Interest	$33,203,000	$62,663,000	$80,748,000
Federal income taxes	0	0	0
Noncash financing and investing activities:
Transfers from loans and leases to foreclosed assets	9,399,000	29,317,000	9,062,000
Preferred stock cash dividend accrued	666,000	134,000	0
See accompanying notes to consolidated financial statements.

MERCANTILE BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010 and 2009
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
December 31, 2010 and 2009
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
Securities: Debt securities classified as held to maturity are carried at amortized cost when management has the positive intent and ability to hold them to maturity. Debt securities are classified as available for sale when they might be sold prior to maturity. Equity securities with readily determinable fair values are classified as available for sale. Securities available for sale are carried at fair value, with unrealized holding gains and losses reported in other comprehensive income, net of tax (as applicable). Other securities such as FHLB stock are carried at cost.
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
Loans and Leases: Loans and leases that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are reported at the principal balance outstanding, net of deferred loan fees and costs and an allowance for loan and lease losses. Interest income is accrued on the unpaid principal balance. Loan origination fees, net of certain direct origination costs, are deferred and recognized in interest income using the level-yield method without anticipating prepayments. Net unamortized deferred loan fees amounted to $0.5 million at December 31, 2010 and 2009.
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
Loans Held for Sale: Mortgage loans originated and intended for sale in the secondary market are carried at the lower of aggregate cost or market, as determined by outstanding commitments from investors. Net unrealized losses, if any, are recorded as a valuation allowance and charged to earnings. Such loans are sold service released. The balance of loans held for sale equaled $2.7 million and $2.5 million as of December 31, 2010 and 2009, respectively. Mortgage banking activities include fees on direct brokered mortgage loans and the net gain on sale of mortgage loans originated for sale.
(Continued)

MERCANTILE BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010 and 2009
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
Transfers of Financial Assets: Transfers of financial assets are accounted for as sales when control over the assets has been surrendered. Control over transferred assets is deemed to be surrendered when: (1) the assets have been isolated from the Bank and put presumptively beyond the reach of the transferor and its creditors, even in bankruptcy or other receivership, (2) the transferee obtains the right (free of conditions that constrain it from taking advantage of that right) to pledge or exchange the transferred assets, and (3) the Bank does not maintain effective control over the transferred assets through an agreement to repurchase them before their maturity or the ability to unilaterally cause the holder to return specific assets. Our transfers of financial assets are limited to commercial loan participations sold, which were insignificant for 2010, 2009 and 2008, the 2010 sale of the guaranteed portions of certain Small Business Administration-guaranteed loans, the 2010 sale of tax-exempt municipal bonds and the sale of residential mortgage loans in the secondary market; the extent of the latter three are disclosed in the Consolidated Statements of Cash Flows.
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
December 31, 2010 and 2009
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
Repurchase Agreements: The Bank sells certain securities under agreements to repurchase. The agreements are treated as collateralized financing transactions and the obligations to repurchase securities sold are reflected as a liability in the Consolidated Balance Sheet. The dollar amount of the securities underlying the agreements remains in the asset accounts.
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
Income Taxes: Income tax expense is the total of the current year income tax due or refundable, the change in deferred income tax assets and liabilities, and any adjustments related to unrecognized tax benefits. Deferred income tax assets and liabilities are recognized for the tax consequences of temporary differences between the carrying amounts and tax bases of assets and liabilities, computed using enacted tax rates applicable to future years. A valuation allowance, if needed, reduces deferred income tax assets to the amount expected to be realized. A full valuation allowance was recorded at December 31, 2010 and 2009 as described in Note 8.
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
Earnings Per Share: Basic earnings per share is based on the weighted average number of common shares and participating securities outstanding during the period. Diluted earnings per share include the dilutive effect of additional potential common shares issuable under our stock-based compensation plans and our common stock warrant, and are determined using the treasury stock method. Our unvested stock awards, which contain non-forfeitable rights to dividends whether paid or unpaid (i.e., participating securities), are included in the number of shares outstanding for both basic and diluted earnings per share calculations. In the event of a net loss, our unvested stock awards are excluded from the calculations of both basic and diluted earnings per share.
(Continued)

MERCANTILE BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010 and 2009
NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
Comprehensive Income (Loss): Comprehensive income (loss) consists of net income (loss) and other comprehensive income (loss). Other comprehensive income includes unrealized gains and losses on securities available for sale which are also recognized as separate components of equity. For 2010, 2009 and 2008, other comprehensive income (loss) also includes the change in fair value of interest rate swaps, and the reclassification of unrealized gain on the interest rate swaps, as discussed in more detail in Note 13.
Derivatives: Derivative financial instruments are recognized as assets or liabilities at fair value. The accounting for changes in the fair value of derivatives depends on the use of the derivatives and whether the derivatives qualify for hedge accounting. During 2008, our derivatives consisted of interest rate swap agreements, which were used as part of our asset liability management to help manage interest rate risk. We had no derivatives outstanding during 2010 or 2009. We do not use derivatives for trading purposes.
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
Operating Segment: While we monitor the revenue streams of the various products and services offered, Mercantile manages its business on the basis of one operating segment, banking.
Adoption of New Accounting Standards: In December 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2009-16, Accounting for Transfers of Financial Assets (formerly Statement No. 166, Accounting for Transfers of Financial Assets, an amendment of FASB Statement No. 140). This ASU amends the guidance on accounting for transfers of financial assets, including securitization transactions, where entities have continued exposure to risks related to transferred financial assets. This ASU also expands the disclosure requirements for such transactions. It is effective as of the beginning of the first annual reporting period that begins after November 15, 2009. The adoption of this ASU on January 1, 2010 had no impact on our results of operations or financial position.
(Continued)

MERCANTILE BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010 and 2009
NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
In January 2010, the FASB issued ASU 2010-06, Improving Disclosure about Fair Value Measurements. This ASU requires new disclosures on the amount and reason for transfers in and out of Level 1 and Level 2 recurring fair value measurements. The ASU also requires disclosure of activities (i.e., on a gross basis), including purchases, sales, issuances, and settlements, in the reconciliation of Level 3 fair value recurring measurements. The ASU clarifies existing disclosure requirements on levels of disaggregation and disclosures about inputs and valuation techniques. The new disclosure regarding Level 1 and Level 2 fair value measurements and clarification of existing disclosures are effective for periods beginning after December 15, 2009. The disclosures about the reconciliation of information in Level 3 recurring fair value measurements are required for periods beginning after December 15, 2010. Upon adoption of the applicable portions of this ASU on January 1, 2010, we provided the required disclosures as presented in Note 15. For those additional disclosures required for fiscal years beginning after December 15, 2010, we anticipate first including those disclosures in our financial statements for the period ending March 31, 2011.
In July 2010, the FASB issued ASU 2010-20, Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses. In order to provide greater transparency, this ASU requires significant new disclosures on a disaggregated basis about the allowance for credit losses (e.g., allowance for loan and lease losses for banks) and the credit quality of financing receivables (e.g., loans and leases for banks). Under the ASU, a rollforward schedule of the allowance for loan and lease losses, with the ending allowance balance further disaggregated on the basis of the impairment method, along with the related ending loan and lease balance and significant purchases and sales of loans and leases during the period are to be disclosed by portfolio segment. Additional disclosures are required by class of loan and lease, including credit quality, aging of past due loans and leases, nonaccrual status and impairment information. Disclosure of the nature and extent of troubled debt restructurings that occurred during the period and their effect on the allowance for loan and leases losses as well as the effect on the allowance of troubled debt restructurings that occurred within the prior twelve months that defaulted during the current reporting period will also be required. The disclosures are to be presented at the level of disaggregation that management uses when assessing and monitoring the loan and lease portfolio’s risk and performance. The majority of the disclosures required as of the end of a reporting period are effective for interim and annual periods ending after December 15, 2010 and have been presented in Note 3. The disclosures about activity that occurred prior to the issuance of the ASU are effective for reporting periods beginning after December 15, 2010. In January 2011, the FASB issued ASU 2011-01, Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings in Update No. 2010-20, which temporarily defers the effective date for disclosures related to troubled debt restructurings, which is currently expected to be effective for periods ending after June 15, 2011.
(Continued)

MERCANTILE BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010 and 2009
NOTE 2 — SECURITIES
The amortized cost and fair value of available for sale securities and the related gross unrealized gains and losses recognized in accumulated other comprehensive income (loss) were as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
2010
U.S. Government agency debt obligations	$121,633,000	$1,704,000	$(1,775,000)	$121,562,000
Mortgage-backed securities	44,340,000	2,601,000	0	46,941,000
Michigan Strategic Fund bonds	18,175,000	0	0	18,175,000
Municipal general obligation bonds	28,594,000	227,000	(779,000)	28,042,000
Municipal revenue bonds	4,841,000	46,000	(44,000)	4,843,000
Mutual funds	1,264,000	3,000	0	1,267,000

	$218,847,000	$4,581,000	$(2,598,000)	$220,830,000

2009
U.S. Government agency debt obligations	$96,438,000	$490,000	$(1,384,000)	$95,544,000
Mortgage-backed securities	62,171,000	2,811,000	0	64,982,000
Michigan Strategic Fund bonds	20,550,000	0	0	20,550,000
Mutual funds	1,425,000	0	(9,000)	1,416,000

	$180,584,000	$3,301,000	$(1,393,000)	$182,492,000

The carrying amount, unrecognized gains and losses, and fair value of securities held to maturity were as follows at December 31, 2009 (none at December 31, 2010):

		Gross	Gross
	Carrying	Unrealized	Unrealized	Fair
	Amount	Gains	Losses	Value
2009
Municipal general obligation bonds	$49,892,000	$1,000,000	$(111,000)	$50,781,000
Municipal revenue bonds	9,319,000	190,000	(19,000)	9,490,000

	$59,211,000	$1,190,000	$(130,000)	$60,271,000

(Continued)

MERCANTILE BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010 and 2009
NOTE 2 — SECURITIES (Continued)
Securities with unrealized losses at year-end 2010 and 2009, aggregated by investment category and length of time that individual securities have been in a continuous loss position, are as follows:

	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Loss	Value	Loss	Value	Loss

2010
U.S. Government agency debt obligations	$56,588,000	$(1,775,000)	$0	$0	$56,588,000	$(1,775,000)
Mortgage-backed securities	0	0	0	0	0	0
Michigan Strategic Fund bonds	0	0	0	0	0	0
Mutual funds	0	0	0	0	0	0
Municipal general obligation bonds	7,847,000	(299,000)	6,497,000	(480,000)	14,344,000	(779,000)
Municipal revenue bonds	811,000	(25,000)	805,000	(19,000)	1,616,000	(44,000)

	$65,246,000	$(2,099,000)	$7,302,000	$(499,000)	$72,548,000	$(2,598,000)

2009
U.S. Government agency debt obligations	$50,190,000	$(1,322,000)	$7,927,000	$(62,000)	$58,117,000	$(1,384,000)
Mortgage-backed securities	0	0	0	0	0	0
Michigan Strategic Fund bonds	0	0	0	0	0	0
Mutual funds	0	0	1,211,000	(9,000)	1,211,000	(9,000)
Municipal general obligation bonds	738,000	(5,000)	8,638,000	(106,000)	9,376,000	(111,000)
Municipal revenue bonds	228,000	(12,000)	1,073,000	(7,000)	1,301,000	(19,000)

	$51,156,000	$(1,339,000)	$18,849,000	$(184,000)	$70,005,000	$(1,523,000)

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
(Continued)

MERCANTILE BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010 and 2009
NOTE 2 — SECURITIES (Continued)
There were 22 municipal general obligation bonds and three municipal revenue bonds in a continuous loss position for 12 months or more at December 31, 2010. At December 31, 2010, 91 debt securities with a combined fair value totaling $72.5 million have unrealized losses with aggregate depreciation of $2.6 million, or 1.2% from the amortized cost basis of total securities. At December 31, 2010, 178 debt securities and a mutual fund with a combined fair value totaling $119.2 million have unrealized gains with aggregate appreciation of $4.6 million, or 2.1% from the amortized cost basis of total securities. After we considered whether the securities were issued by the federal government or its agencies and whether downgrades by bond rating agencies had occurred, we determined that unrealized losses were due to changing interest rate environments. As we do not intend to sell the securities, we believe it is more likely than not that we will not be required to sell the securities before recovery and we do expect to recover the entire amortized cost of the securities, no declines are deemed to be other-than-temporary.
The amortized cost and fair values of debt securities at year-end 2010, by contractual maturity, are shown below. The contractual maturity is utilized below for U.S. Government agency debt obligations and municipal bonds. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity date, primarily mortgage backed securities, are shown separately.
The maturities of securities and their weighted average yields at December 31, 2010 are also shown in the following table. The yields for municipal securities are shown at their tax equivalent yield.

	Weighted
	Average	Amortized	Fair
	Yield	Cost	Value

Due in one year or less	NA	$0	$0
Due from one to five years	5.80%	5,430,000	5,816,000
Due from five to ten years	3.96	21,318,000	21,248,000
Due after ten years	4.73	128,320,000	127,383,000
Mortgage-backed securities	5.14	44,340,000	46,941,000
Michigan Strategic Fund bonds	3.04	18,175,000	18,175,000
Mutual funds	3.08	1,264,000	1,267,000

	4.62%	$218,847,000	$220,830,000

After analyzing our current and forecasted federal income tax position, we sold certain tax-exempt municipal bonds with an aggregate book value of $20.0 million in late March of 2010. Immediately subsequent to the sale, we reclassified the remaining tax-exempt municipal bonds with an amortized cost of $39.2 million from held to maturity to available for sale. The net unrealized gain at the date of transfer amounted to $0.4 million and was reported in other comprehensive income net of tax effect. During 2009 and 2008, there were no securities sold.
At year-end 2010 and 2009, the amortized cost of securities issued by the State of Michigan and all its political subdivisions totaled $33.4 million and $59.2 million, with an estimated fair value of $32.9 million and $60.3 million, respectively. Total securities of any other specific issuer, other than the U.S. Government and its agencies, did not exceed 10% of shareholders’ equity.
(Continued)

MERCANTILE BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010 and 2009
NOTE 2 — SECURITIES (Continued)
The carrying value of U.S. Government agency debt obligations and mortgage-backed securities that are pledged to secure repurchase agreements, other deposits, and letters of credit issued on behalf of our customers was $166.9 million and $158.1 million at December 31, 2010 and 2009, respectively. In addition, substantially all of our municipal bonds have been pledged to the Discount Window of the Federal Reserve Bank of Chicago. Investments in FHLB stock are restricted and may only be resold, or redeemed by, the issuer.
NOTE 3 — LOANS AND LEASES AND ALLOWANCE FOR LOAN AND LEASE LOSSES
Year-end loans and leases disaggregated by class of loan and lease within the loan and lease portfolio segments were as follows:

					Percent
	December 31, 2010		December 31, 2009		Increase
	Balance	%	Balance	%	(Decrease)
Commercial:
Commercial and industrial	$288,515,000	22.8%	$408,234,000	26.5%	(29.3)%
Vacant land, land development, and residential construction	83,786,000	6.6	109,293,000	7.1	(23.3)
Real estate — owner occupied	277,377,000	22.0	332,793,000	21.6	(16.7)
Real estate — non-owner occupied	449,104,000	35.6	503,736,000	32.7	(10.8)
Real estate — multi-family and residential rental	77,188,000	6.1	88,657,000	5.8	(12.9)

Total commercial	1,175,970,000	93.1	1,442,713,000	93.7	(18.5)

Retail:
Home equity and other	51,186,000	4.1	57,537,000	3.7	(11.0)
1-4 family mortgages	35,474,000	2.8	39,568,000	2.6	(10.3)

Total retail	86,660,000	6.9	97,105,000	6.3	(10.8)

Total loans and leases	$1,262,630,000	100.0%	$1,539,818,000	100.0%	(18.0)%

Concentrations within the loan portfolio were as follows at year-end:

	2010		2009
		Percentage of		Percentage of
	Balance	Loan Portfolio	Balance	Loan Portfolio
Commercial real estate loans to lessors of non-residential buildings	$391,056,000	31.0%	$467,017,000	30.3%
(Continued)

MERCANTILE BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010 and 2009
NOTE 3 — LOANS AND LEASES AND ALLOWANCE FOR LOAN AND LEASE LOSSES (Continued)
Year-end nonperforming loans and leases were as follows:

	2010	2009

Loans and leases past due 90 days or more still accruing interest	$766,000	$243,000
Nonaccrual loans and leases, including troubled debt restructurings	63,915,000	81,818,000
Troubled debt restructurings, accruing interest	4,763,000	2,989,000

Total nonperforming loans and leases	$69,444,000	$85,050,000

Nonaccrual loans and leases, including troubled debt restructurings, were as follows as of December 31, 2010:

Recorded
Principal
Balance
Commercial:
Commercial and industrial	$10,128,000
Vacant land, land development and residential construction	12,441,000
Real estate — owner occupied	10,172,000
Real estate — non-owner occupied	22,609,000
Real estate — multi-family and residential rental	4,686,000

Total commercial	60,036,000

Retail:
Home equity and other	2,425,000
1-4 family mortgages	1,454,000

Total retail	3,879,000

Total nonaccrual loans and leases	$63,915,000

(Continued)

MERCANTILE BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010 and 2009
NOTE 3 — LOANS AND LEASES AND ALLOWANCE FOR LOAN AND LEASE LOSSES (Continued)
An age analysis of past due loans and leases is as follows as of December 31, 2010:

			Greater				Recorded
	30—59	60—89	Than 89			Total	Balance > 89
	Days	Days	Days	Total		Loans and	Days and
	Past Due	Past Due	Past Due	Past Due	Current	Leases	Accruing
Commercial:
Commercial and industrial	$280,000	$2,074,000	$1,474,000	$3,828,000	$284,687,000	$288,515,000	$19,000
Vacant land, land development, and residential construction	0	453,000	3,586,000	4,039,000	79,747,000	83,786,000	0
Real estate — owner occupied	1,194,000	574,000	6,497,000	8,265,000	269,112,000	277,377,000	0
Real estate — non-owner occupied	164,000	4,341,000	12,520,000	17,025,000	432,079,000	449,104,000	747,000
Real estate — multi-family and residential rental	672,000	0	2,692,000	3,364,000	73,824,000	77,188,000	0

Total commercial	2,310,000	7,442,000	26,769,000	36,521,000	1,139,449,000	1,175,970,000	766,000

Retail:
Home equity and other	1,024,000	179,000	227,000	1,430,000	49,756,000	51,186,000	0
1- 4 family mortgages	365,000	0	316,000	681,000	34,793,000	35,474,000	0

Total retail	1,389,000	179,000	543,000	2,111,000	84,549,000	86,660,000	0

Total past due loans and leases	$3,699,000	$7,621,000	$27,312,000	$38,632,000	$1,223,998,000	$1,262,630,000	$766,000

(Continued)

MERCANTILE BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010 and 2009
NOTE 3 — LOANS AND LEASES AND ALLOWANCE FOR LOAN AND LEASE LOSSES (Continued)
Impaired loans and leases were as follows as of December 31, 2010:

	Unpaid
	Contractual	Recorded
	Principal	Principal	Related
	Balance	Balance	Allowance
With no related allowance recorded:
Commercial:
Commercial and industrial	$3,133,000	$2,135,000
Vacant land, land development and residential construction	13,255,000	10,071,000
Real estate — owner occupied	9,327,000	4,920,000
Real estate — non-owner occupied	23,380,000	15,775,000
Real estate — multi-family and residential rental	1,657,000	1,052,000

Total commercial	50,752,000	33,953,000

Retail:
Home equity and other	277,000	151,000
1-4 family mortgages	151,000	137,000

Total retail	428,000	288,000

Total with no related allowance recorded	$51,180,000	$34,241,000

With an allowance recorded:
Commercial:
Commercial and industrial	$7,405,000	$6,922,000	$3,554,000
Vacant land, land development and residential construction	5,702,000	4,370,000	954,000
Real estate — owner occupied	7,047,000	6,257,000	1,996,000
Real estate — non-owner occupied	13,773,000	7,875,000	1,091,000
Real estate — multi-family and residential rental	5,544,000	3,472,000	909,000

Total commercial	39,471,000	28,896,000	8,504,000

Retail:
Home equity and other	1,799,000	1,910,000	1,007,000
1-4 family mortgages	1,141,000	909,000	191,000

Total retail	2,940,000	2,819,000	1,198,000

Total with an allowance recorded	$42,411,000	$31,715,000	$9,702,000

Total impaired loans and leases:
Commercial	90,223,000	62,849,000	8,504,000
Retail	3,368,000	3,107,000	1,198,000

Total impaired loans and leases	$93,591,000	$65,956,000	$9,702,000

(Continued)

MERCANTILE BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010 and 2009
NOTE 3 — LOANS AND LEASES AND ALLOWANCE FOR LOAN AND LEASE LOSSES (Continued)
Impaired loans and leases were as follows as of December 31, 2009:

Recorded
Principal
Balance

Loans with no allocated allowance for loan and lease losses	$25,500,000
Loans with allocated allowance for loan and lease losses	39,855,000

Total impaired loans and leases	$65,355,000

Amount of the allowance for loan and lease losses allocated	$9,832,000
Impaired loans and leases for which no allocation of the allowance for loan and lease losses has been made generally reflect situations whereby the loans and leases have been charged-down to estimated collateral value. Interest income of $0.2 million, $0.1 million and less than $0.1 million was recognized on impaired loans during 2010, 2009 and 2008, respectively. Average impaired loans were $75.1 million, $65.0 million and $35.9 million during 2010, 2009 and 2008, respectively. Lost interest income on nonaccrual loans totaled $2.1 million during 2010, 2009 and 2008. Nonperforming loans include both smaller balance homogenous loans that are collectively evaluated for impairment and the above individually classified impaired loans.
(Continued)

MERCANTILE BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010 and 2009
NOTE 3 — LOANS AND LEASES AND ALLOWANCE FOR LOAN AND LEASE LOSSES (Continued)
Credit Quality Indicators. We utilize a comprehensive grading system for our commercial loans and leases. All commercial loans and leases are graded on a ten grade rating system. The rating system utilizes standardized grade paradigms that analyze several critical factors such as cash flow, operating performance, financial condition, collateral, industry condition and management. All commercial loans and leases are graded at inception and reviewed and, if appropriate, re-graded at various intervals thereafter. The risk assessment for retail loans is primarily based on the type of collateral.
Loans and leases by credit quality indicators were as follows as of December 31, 2010:
     Commercial credit exposure — credit risk profiled by internal credit risk grades:

		Commercial			Commercial
		Vacant Land,	Commercial	Commercial	Real Estate -
	Commercial	Land Development,	Real Estate -	Real Estate -	Multi-Family
	and	and Residential	Owner	Non-Owner	and Residential
	Industrial	Construction	Occupied	Occupied	Rental

Internal credit risk grade groupings:
Grades 1 — 4	$161,623,000	$8,098,000	$137,340,000	$160,746,000	$29,902,000
Grades 5 — 7	113,904,000	58,326,000	123,572,000	249,246,000	31,852,000
Grades 8 — 9	12,988,000	17,362,000	16,465,000	39,112,000	15,434,000

Total commercial	$288,515,000	$83,786,000	$277,377,000	$449,104,000	$77,188,000

Retail credit exposure — credit risk profiled by collateral type:

	Retail	Retail
	Home Equity	1-4 Family
	and Other	Mortgages

Total retail	$51,186,000	$35,474,000

(Continued)

MERCANTILE BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010 and 2009
NOTE 3 — LOANS AND LEASES AND ALLOWANCE FOR LOAN AND LEASE LOSSES (Continued)
All commercial loans and leases are graded using the following number system:

Grade 1.	Excellent credit rating that contain very little, if any, risk of loss.

Grade 2.	Strong sources of repayment and have low repayment risk.

Grade 3.	Good sources of repayment and have limited repayment risk.

Grade 4.	Adequate sources of repayment and acceptable repayment risk; however, characteristics are present that render the credit more vulnerable to a negative event.

Grade 5.	Marginally acceptable sources of repayment and exhibit defined weaknesses and negative characteristics.

Grade 6.	Well defined weaknesses which may include negative current cash flow, high leverage, or operating losses. Generally, if the credit does not stabilize or if further deterioration is observed in the near term, the loan will likely be downgraded and placed on the Watch List (i.e., list of lending relationships that receive increased scrutiny and review by the Board of Directors and senior management).

Grade 7.	Defined weaknesses or negative trends that merit close monitoring through Watch List status.

Grade 8.	Inadequately protected by current sound net worth, paying capacity of the obligor, or pledged collateral, resulting in a distinct possibility of loss requiring close monitoring through Watch List status.

Grade 9.	Vital weaknesses exist where collection of principal is highly questionable.

Grade 10.	Considered uncollectible and of such little value that their continuance as an asset is not warranted.
The primary risk elements with respect to commercial loans and leases are the financial condition of the borrower, the sufficiency of collateral, and timeliness of scheduled payments. We have a policy of requesting and reviewing periodic financial statements from commercial loan and lease customers and employ a disciplined and formalized review of the existence of collateral and its value. The primary risk element with respect to each residential real estate loan and consumer loan is the timeliness of scheduled payments. We have a reporting system that monitors past due loans and leases and have adopted policies to pursue creditor’s rights in order to preserve our collateral position.
(Continued)

MERCANTILE BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010 and 2009
NOTE 3 — LOANS AND LEASES AND ALLOWANCE FOR LOAN AND LEASE LOSSES (Continued)
The allowance for loan and lease losses and recorded investments in loans and leases for the year-ended December 31, 2010 are as follows:

	Commercial	Retail
	Loans and Leases	Loans	Unallocated	Total
Allowance for loan and lease losses:
Beginning balance	$46,603,000	$1,256,000	$19,000	$47,878,000
Provision for loan and lease losses	29,030,000	2,752,000	18,000	31,800,000
Charge-offs	(35,968,000)	(1,160,000)	0	(37,128,000)
Recoveries	2,694,000	124,000	0	2,818,000

Ending balance	$42,359,000	$2,972,000	$37,000	$45,368,000

Ending balance: individually evaluated for impairment	$8,504,000	$1,198,000	$0	$9,702,000

Ending balance: collectively evaluated for impairment	$33,855,000	$1,774,000	$37,000	$35,666,000

Total loans and leases:
Ending balance	$1,175,970,000	$86,660,000		$1,262,630,000

Ending balance: individually evaluated for impairment	$62,850,000	$3,106,000		$65,956,000

Ending balance: collectively evaluated for impairment	$1,113,120,000	$83,554,000		$1,196,674,000

Activity in the allowance for loan and lease losses is as follows:

	2009	2008

Beginning balance	$27,108,000	$25,814,000
Provision for loan and lease losses	59,000,000	21,200,000
Charge-offs	(39,621,000)	(20,594,000)
Recoveries	1,391,000	688,000

Ending balance	$47,878,000	$27,108,000

(Continued)

MERCANTILE BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010 and 2009
NOTE 4 — PREMISES AND EQUIPMENT, NET
Year-end premises and equipment were as follows:

	2010	2009

Land and improvements	$8,531,000	$8,531,000
Buildings	24,528,000	24,515,000
Furniture and equipment	12,478,000	12,532,000

	45,537,000	45,578,000
Less: accumulated depreciation	17,664,000	15,894,000

Total premises and equipment	$27,873,000	$29,684,000

Depreciation expense totaled $1.9 million in 2010, $2.5 million in 2009, and $2.7 million in 2008.
NOTE 5 — DEPOSITS
Deposits at year-end are summarized as follows:

					Percent
	December 31, 2010		December 31, 2009		Increase
	Balance	%	Balance	%	(Decrease)
Noninterest-bearing demand	$112,944,000	8.9%	$121,157,000	8.6%	(6.8)%
Interest-bearing checking	158,177,000	12.4	86,320,000	6.2	83.2
Money market	150,631,000	11.8	32,008,000	2.3	370.6
Savings	60,201,000	4.7	38,625,000	2.8	55.9
Time, under $100,000	75,857,000	6.0	105,195,000	7.5	(27.9)
Time, $100,000 and over	206,954,000	16.2	293,455,000	20.9	(29.5)

	764,764,000	60.0	676,760,000	48.3	13.0
Out-of-area time, under $100,000	37,253,000	2.9	62,760,000	4.5	(40.6)
Out-of-area time, $100,000 and over	471,815,000	37.1	662,107,000	47.2	(28.7)

	509,068,000	40.0	724,867,000	51.7	(29.8)

Total deposits	$1,273,832,000	100.0%	$1,401,627,000	100.0%	(9.1)%

Out-of-area certificates of deposit consist of certificates obtained from depositors outside of the primary market areas. As of December 31, 2010, out-of-area certificates of deposit totaling $486.9 million were obtained through deposit brokers, with the remaining $22.2 million obtained directly from the depositors.
(Continued)

MERCANTILE BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010 and 2009
NOTE 5 — DEPOSITS (Continued)
The following table depicts the maturity distribution for certificates of deposit at year-end:

	2010	2009

In one year or less	$495,914,000	$850,801,000
In one to two years	179,867,000	186,135,000
In two to three years	70,602,000	68,210,000
In three to four years	27,842,000	11,565,000
In four to five years	17,654,000	6,806,000

Total certificates of deposit	$791,879,000	$1,123,517,000

The following table depicts the maturity distribution for certificates of deposit with balances of $100,000 or more at year-end:

	2010	2009

Up to three months	$184,283,000	$314,358,000
Three months to six months	108,963,000	164,870,000
Six months to twelve months	128,315,000	235,315,000
Over twelve months	257,208,000	241,019,000

Total certificates of deposit	$678,769,000	$955,562,000

NOTE 6 — SHORT-TERM BORROWINGS
Information regarding securities sold under agreements to repurchase at year-end is summarized below:

	2010	2009

Outstanding balance at year-end	$116,979,000	$99,755,000
Weighted average interest rate at year-end	0.69%	1.41%

Average daily balance during the year	107,781,000	98,409,000
Weighted average interest rate during the year	1.31%	1.87%

Maximum daily balance during the year	133,280,000	111,692,000
Securities sold under agreements to repurchase (“repurchase agreements”) generally have original maturities of less than one year. Repurchase agreements are treated as financings, and the obligations to repurchase securities sold are reflected as liabilities. Securities involved with the repurchase agreements are recorded as assets of our Bank and are held in safekeeping by a correspondent bank. Repurchase agreements are offered principally to certain large deposit customers. Repurchase agreements are secured by securities with an aggregate market value equal to the aggregate outstanding balance.
(Continued)

MERCANTILE BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010 and 2009
NOTE 7 — FEDERAL HOME LOAN BANK ADVANCES
Our outstanding balances at December 31, 2010 totaled $65.0 million and mature at varying dates from June 2011 through January 2014, with fixed rates of interest from 3.04% to 4.42% and averaging 3.73%. At December 31, 2009, outstanding balances totaled $205.0 million with maturities ranging from January 2010 through January 2014 and fixed rates of interest from 2.95% to 4.18% and averaging 3.50%.
Each advance is payable at its maturity date, and is subject to a prepayment fee if paid prior to the maturity date. The advances are collateralized by residential mortgage loans, first mortgage liens on multi-family residential property loans, first mortgage liens on commercial real estate property loans, and substantially all other assets of our Bank, under a blanket lien arrangement. Our borrowing line of credit as of December 31, 2010 totaled $169.7 million, with availability of $104.7 million.
Maturities over the next five years are:

2011	$10,000,000
2012	40,000,000
2013	10,000,000
2014	5,000,000
2015	0
NOTE 8 — FEDERAL INCOME TAXES
The consolidated income tax expense (benefit) is as follows:

	2010	2009	2008

Current expense (benefit)	$0	$(4,483,000)	$(3,318,000)
Deferred benefit	(47,000)	(13,276,000)	(1,558,000)
Deferred expense — establishment of valuation allowance	0	23,249,000	0

Tax expense (benefit)	$(47,000)	$5,490,000	$(4,876,000)

For 2010, the tax benefit reflected in continuing operations relates to adjustments between other comprehensive income and continuing operations tax expense due to accounting rules related to intraperiod tax allocation.
A reconciliation of the differences between the federal income tax expense (benefit) recorded and the amount computed by applying the federal statutory rate to income before income taxes is as follows:

	2010	2009	2008

Tax at statutory rate (35%)	$(4,677,000)	$(16,309,000)	$(3,442,000)
Increase (decrease) from
Tax-exempt interest	(706,000)	(866,000)	(818,000)
Bank owned life insurance	(601,000)	(505,000)	(605,000)
Change in valuation allowance	5,896,000	23,249,000	0
Other	41,000	(79,000)	(11,000)

Tax expense (benefit)	$(47,000)	$5,490,000	$(4,876,000)

(Continued)

MERCANTILE BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010 and 2009
NOTE 8 — FEDERAL INCOME TAXES (Continued)
Significant components of deferred tax assets and liabilities as of December 31, 2010 and 2009 are as follows:

	2010	2009
Deferred income tax assets
Allowance for loan and lease losses	$15,879,000	$16,757,000
Deferred loan fees	165,000	160,000
Deferred compensation	631,000	661,000
Nonaccrual loan interest income	935,000	480,000
Fair value write-downs on foreclosed properties	2,038,000	1,436,000
Net operating loss carryforward	10,379,000	4,941,000
Tax credit carryforwards	807,000	668,000
Other	704,000	726,000

	31,538,000	25,829,000

Deferred income tax liabilities
Depreciation	639,000	770,000
Unrealized gain on securities	694,000	648,000
Interest rate swaps	0	33,000
Other	565,000	634,000

	1,898,000	2,085,000

Net deferred tax asset before valuation allowance	29,640,000	23,744,000
Valuation allowance	(29,640,000)	(23,744,000)

Total net deferred tax asset	$0	$0

At December 31, 2010, we had carryfowards of the following tax attributes: gross federal net operating loss of $29.7 million that expires in years 2029 through 2030; general business tax credits of $0.5 million that expire in the years 2027 through 2030; and $0.3 million of federal alternative minimum tax credits with an indefinite life.
Accounting guidance requires us to assess whether a valuation allowance should be established against our deferred tax assets based on the consideration of all available evidence using a “more likely than not” standard. In making such judgments, we consider both positive and negative evidence and analyze changes in near-term market conditions as well as other factors which may impact future operating results. Significant weight is given to evidence that can be objectively verified. Despite improvements in key areas such as an expanded net interest margin, increased regulatory capital levels, a continued shift to local funding sources and reduced controllable overhead costs, loan and lease loss provision expense and problem asset administration costs remain sizable. The continuing recent losses resulting from the distressed operating environment have significantly restricted our ability to rely on projections of future taxable income to support the recovery of our deferred tax assets. Consequently, we determined it necessary to carry a valuation allowance against our entire net deferred tax asset as of December 31, 2010 and 2009. We will continue to monitor our net deferred tax assets quarterly for changes affecting its realizability.
We had no unrecognized tax benefits at any time during 2010 or 2009 and do not anticipate any significant increase in unrecognized tax benefits during 2011. Should the accrual of any interest or penalties relative to unrecognized tax benefits be necessary, it is our policy to record such accruals in our income tax accounts; no such accruals existed at any time during 2010 or 2009. We file U.S. federal income tax returns which are subject to examination for all years after 2006.
(Continued)

MERCANTILE BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010 and 2009
NOTE 9 — STOCK-BASED COMPENSATION
Stock-based compensation plans are used to provide directors and employees with an increased incentive to contribute to the long-term performance and growth of Mercantile, to align the interests of directors and employees with the interests of Mercantile’s shareholders through the opportunity for increased stock ownership and to attract and retain directors and employees. From 1997 through 2005, stock option grants were provided to directors and certain employees through several stock option plans, including the 1997 Employee Stock Option Plan, 2000 Employee Stock Option Plan, 2004 Employee Stock Option Plan and Independent Director Stock Option Plan. During 2006, 2007 and 2008, stock option and restricted stock grants were provided to certain employees through the Stock Incentive Plan of 2006. No stock option or restricted stock grants were made during 2009 or 2010.
Under our 1997 Employee Stock Option Plan, 2000 Employee Stock Option Plan and 2004 Employee Stock Option Plan, stock options granted to employees were granted at the market price on the date of grant, generally fully vest after one year and expire ten years from the date of grant. Stock options granted to non-executive officers during 2005 vested about three weeks after being granted. Under our Independent Director Stock Option Plan, stock options granted to non-employee directors are at 125% of the market price on the date of grant, fully vest after five years and expire ten years from the date of grant. The Stock Incentive Plan of 2006 replaced all of our outstanding stock option plans for stock options not previously granted. Under the Stock Incentive Plan of 2006, incentive awards may include, but are not limited to, stock options, restricted stock, stock appreciation rights and stock awards. Incentive awards that are stock options or stock appreciation rights are granted with an exercise price not less than the closing price of Mercantile stock on the date of grant, or for stock options granted in 2006 or 2007, the day before the date of grant, if the closing price was higher on the day before the date of grant. Price, vesting and expiration date parameters are determined by Mercantile’s Compensation Committee on a grant-by-grant basis. Generally, the stock options granted to employees during 2006, 2007 and 2008 fully vest after two years and expire after seven years. The restricted stock awards granted to certain employees during 2006, 2007 and 2008 fully vest after four years. No payments were required from employees for the restricted stock awards. At year-end 2010, there were approximately 419,000 shares authorized for future incentive awards.
As of December 31, 2010, there was only a nominal amount of unrecognized compensation cost related to unvested stock options granted under our various stock-based compensation plans. As of December 31, 2010, there was $0.2 million of total unrecognized compensation cost related to unvested restricted stock granted under our Stock Incentive Plan of 2006, which is expected to be recognized over a weighted-average period of 1.0 year.
A summary of restricted stock activity is as follows:

	2010		2009		2008
		Weighted		Weighted		Weighted
		Average		Average		Average
	Shares	Fair Value	Shares	Fair Value	Shares	Fair Value
Nonvested at beginning of year	91,233	$14.98	113,010	$14.85	63,024	$23.69
Granted	0	NA	0	NA	56,710	6.21
Vested	(12,941)	37.76	(3,290)	20.39	(128)	30.37
Forfeited	(4,337)	14.62	(18,487)	13.20	(6,596)	24.72

Nonvested at end of year	73,955	$11.02	91,233	$14.98	113,010	$14.85

(Continued)

MERCANTILE BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010 and 2009
NOTE 9 — STOCK-BASED COMPENSATION (Continued)
A summary of stock option activity is as follows:

	2010		2009		2008
		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price
Outstanding at beginning of year	293,572	$20.43	322,791	$20.58	271,755	$24.34
Granted	0	NA	0	NA	67,460	6.21
Exercised	0	NA	0	NA	(2,000)	8.22
Forfeited or expired	(31,530)	14.23	(29,219)	22.05	(14,424)	25.85

Outstanding at end of year	262,042	$21.18	293,572	$20.43	322,791	$20.58

Options exercisable at year-end	250,222	$21.86	228,252	$24.20	196,051	$25.44

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
The fair value of stock options granted was determined using the following weighted-average assumptions as of grant date:

	2010	2009	2008

Risk-free interest rate	NA	NA	2.00%
Expected option life	NA	NA	5 Years
Expected stock price volatility	NA	NA	44%
Dividend yield	NA	NA	1%
(Continued)

MERCANTILE BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010 and 2009
NOTE 9 — STOCK-BASED COMPENSATION (Continued)
Options outstanding at year-end 2010 were as follows:

	Outstanding			Exercisable
		Weighted Average	Weighted		Weighted
Range of		Remaining	Average		Average
Exercise		Contractual	Exercise		Exercise
Prices	Number	Life	Price	Number	Price

$4.00 - $8.00	56,760	4.9 Years	$6.21	45,500	$6.21
$12.01 - $16.00	26,402	0.8 Years	12.84	26,402	12.84
$16.01 - $20.00	67,160	3.1 Years	17.16	66,600	17.15
$20.01 - $24.00	6,360	1.8 Years	20.18	6,360	20.18
$24.01 - $28.00	21,065	2.8 Years	26.61	21,065	26.61
$32.01 - $36.00	61,308	4.3 Years	34.75	61,308	34.75
$36.01 - $40.00	16,629	2.9 Years	37.94	16,629	37.94
$40.01 - $44.00	6,358	3.8 Years	40.28	6,358	40.28

Outstanding at year end	262,042	3.5 Years	$21.18	250,222	$21.86

The weighted-average remaining contractual life of the 250,222 stock options exercisable as of December 31, 2010 was 3.4 years.
Information related to options outstanding at year-end 2010, 2009 and 2008 were as follows:

	2010	2009	2008

Minimum exercise price	$6.21	$6.21	$6.21
Maximum exercise price	40.28	40.28	40.28
Average remaining option term	3.5 Years	4.2 Years	5.3 Years
Information related to stock option grants and exercises during 2010, 2009 and 2008 follows:

	2010	2009	2008

Aggregate intrinsic value of stock options exercised	$NA	$NA	$13,000
Cash received from stock option exercises	NA	NA	0
Tax benefit realized from stock option exercises	NA	NA	0
Weighted average per share fair value of stock options granted	NA	NA	2.32
The aggregate intrinsic value of all stock options outstanding and exercisable at December 31, 2010 was $0.1 million.
Shares issued as a result of the exercise of stock option grants have been authorized and unissued shares.
(Continued)

MERCANTILE BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010 and 2009
NOTE 10 — RELATED PARTIES
Certain directors and executive officers of the Bank, including their immediate families and companies in which they are principal owners, were loan customers of the Bank. At year-end 2010 and 2009, the Bank had $11.9 million and $13.4 million in loan commitments to directors and executive officers, of which $10.9 million and $12.2 million were outstanding at year-end 2010 and 2009, respectively, as reflected in the following table. The line item entitled “Adjustments” primarily relates to Board member retirements during 2010.

	2010	2009

Beginning balance	$12,174,000	$14,090,000
New loans	79,000	519,000
Repayments	(757,000)	(2,435,000)
Adjustments	(615,000)	0

Ending balance	$10,881,000	$12,174,000

Related party deposits and repurchase agreements totaled $9.8 million and $10.5 million at year-end 2010 and 2009, respectively.
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
These instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized, if any, in the balance sheet. Our maximum exposure to loan loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual notional amount of those instruments. We use the same credit policies in making commitments and conditional obligations as we do for on-balance sheet instruments. Collateral, such as accounts receivable, securities, inventory, and property and equipment, is generally obtained based on management’s credit assessment of the borrower. If required, estimated loss exposure resulting from these instruments is expensed and recorded as a liability. The balance of the liability was $0 at December 31, 2010 and December 31, 2009.
At year-end 2010 and 2009, the rates on existing off-balance sheet instruments were substantially equivalent to current market rates, considering the underlying credit standing of the counterparties.
(Continued)

MERCANTILE BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010 and 2009
NOTE 11 — COMMITMENTS AND OFF-BALANCE-SHEET RISK (Continued)
Our maximum exposure to credit losses for loan commitments and standby letters of credit outstanding at year-end was as follows:

	2010	2009
Commercial unused lines of credit	$158,945,000	$205,018,000
Unused lines of credit secured by 1 — 4 family residential properties	26,870,000	24,916,000
Credit card unused lines of credit	7,768,000	8,565,000
Other consumer unused lines of credit	4,052,000	4,526,000
Commitments to make loans	9,840,000	7,701,000
Standby letters of credit	19,343,000	36,512,000

Total commitments	$226,818,000	$287,238,000

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
Certain of our commercial loan customers have entered into interest rate swap agreements directly with our correspondent banks. To assist our commercial loan customers in these transactions, and to encourage our correspondent banks to enter into the interest rate swap transactions with minimal credit underwriting analyses on their part, we have entered into risk participation agreements with the correspondent banks whereby we agree to make payments to the correspondent banks owed by our commercial loan customers under the interest rate swap agreement in the event that our commercial loan customers do not make the payments. We are not a party to the interest rate swap agreements under these arrangements. As of December 31, 2010, the total notional amount of the underlying interest rate swap agreements was $45.3 million, with a net fair value from our commercial loan customers’ perspective of negative $4.3 million. Payments made in regards to the risk participation agreements total $0.5 million; however, we believe the affected customer will reimburse us for such payments and therefore we have accrued no valuation allowance for our receivable from this customer and have accrued no liability for potential future payments. These risk participation agreements are considered financial guarantees in accordance with applicable accounting guidance and are therefore recorded as liabilities at fair value, generally equal to the fees collected at the time of their execution. These liabilities are accreted into income during the term of the interest rate swap agreements, generally ranging from four to fifteen years. This liability totaled $0.2 million at December 31, 2010 and 2009.
(Continued)

MERCANTILE BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010 and 2009
NOTE 11 — COMMITMENTS AND OFF-BALANCE-SHEET RISK (Continued)
The following instruments are considered financial guarantees under current accounting guidance. These instruments are carried at fair value.

	2010		2009
	Contract	Carrying	Contract	Carrying
	Amount	Value	Amount	Value

Standby letters of credit	$19,343,000	$168,000	$36,512,000	$220,000
We were required to have $0.7 million and $0.6 million of cash on hand or on deposit with the Federal Reserve Bank of Chicago to meet regulatory reserve and clearing requirements at year-end 2010 and 2009, respectively.
NOTE 12 — BENEFIT PLANS
We have a 401(k) benefit plan that covers substantially all of our employees. The percent of our matching contributions to the 401(k) benefit plan is determined annually by the Board of Directors. Effective April 1, 2009, we suspended matching contributions to the 401(k) benefit plan. The 401(k) benefit plan allows employee contributions up to 15% of their compensation, which can be matched at 100% of the first 5% of the compensation contributed up to a maximum matching contribution of $12,250. Matching contributions, if made, are immediately vested. Our 2010, 2009 and 2008 matching 401(k) contributions charged to expense were $0, $206,000 and $781,000, respectively.
We have a deferred compensation plan in which all persons serving on the Board of Directors may defer all or portions of their annual retainer and meeting fees, with distributions to be paid upon termination of service as a director or specific dates selected by the director. The deferred amounts are categorized on our financial statements as other borrowed money. The deferred balances are paid interest at a rate equal to the Wall Street Journal Prime Rate, adjusted at the beginning of each calendar quarter. Interest expense for the plan during 2010, 2009 and 2008 was $19,000, $24,000 and $89,000, respectively.
We have a non-qualified deferred compensation program in which selected officers may defer all or portions of salary and bonus payments. The deferred amounts are categorized on our financial statements as other borrowed money. The deferred balances are paid interest at a rate equal to the Wall Street Journal Prime Rate, adjusted at the beginning of each calendar quarter. Interest expense for the plan during 2010, 2009 and 2008 was $40,000, $51,000 and $140,000, respectively.
The Mercantile Bank Corporation Employee Stock Purchase Plan of 2002 (“Stock Purchase Plan”) is a non-compensatory plan intended to encourage full- and part-time employees of Mercantile and its subsidiaries to promote our best interests and to align employees’ interests with the interests of our shareholders by permitting employees to purchase shares of our common stock through regular payroll deductions. Shares are purchased on the last business day of each calendar quarter at a price equal to the consolidated closing bid price of our common stock reported on The Nasdaq Stock Market. A total of 55,000 shares of common stock may be issued under the Stock Purchase Plan; however, the number of shares has been adjusted, and may continue to be adjusted in the future, to reflect stock dividends and other changes in our capitalization. The number of shares issued under the Stock Purchase Plan totaled 9,129 and 14,694 in 2010 and 2009, respectively. As of December 31, 2010, there were 12,166 shares available under the Stock Purchase Plan.
(Continued)

MERCANTILE BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010 and 2009
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
Historically, a majority of our assets have been comprised of commercial loans on which the interest rates are variable, while a majority of our liabilities have been comprised of fixed rate certificates of deposit and FHLB advances. Due to this repricing mismatch, we have periodically entered into derivative financial instruments to mitigate the exposure in cash flows resulting from changes in interest rates.
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
On October 30, 2008, we terminated all of our interest rate swaps. The termination coincided with our decision to not lower our prime rate in association with the Federal Open Market Committee’s reduction of the targeted federal funds rate by 50 basis points announced on October 29, 2008. Virtually all of our prime-based commercial floating rate loans are tied to the Mercantile Bank Prime Rate, while our interest rate swaps utilized the Wall Street Journal Prime Rate. The resulting difference negatively impacted the effectiveness of our interest rate swaps, so we believed it was prudent to terminate them. The aggregate fair value of the interest rate swaps on October 30, 2008 was $2.4 million, which has been accreted into interest income on loans and leases based on the original term of the interest rate swaps. As of December 31, 2010, we had fully accreted the $2.4 million into interest income, including $0.1 million during 2010.
(Continued)

MERCANTILE BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010 and 2009
NOTE 14 — FAIR VALUES OF FINANCIAL INSTRUMENTS
Carrying amount and estimated fair values of financial instruments were as follows at year-end:

	2010		2009
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Financial assets
Cash and cash equivalents	$64,198,000	$64,198,000	$21,735,000	$21,735,000
Securities available for sale	220,830,000	220,830,000	182,492,000	182,492,000
Securities held to maturity	0	0	59,211,000	60,271,000
Federal Home Loan Bank stock	14,345,000	14,345,000	15,681,000	15,681,000
Loans, net	1,217,262,000	1,223,911,000	1,491,940,000	1,501,860,000
Bank owned life insurance	46,743,000	46,743,000	45,024,000	45,024,000
Accrued interest receivable	5,942,000	5,942,000	7,088,000	7,088,000

Financial liabilities
Deposits	1,273,832,000	1,284,767,000	1,401,627,000	1,407,310,000
Securities sold under agreements to repurchase	116,979,000	116,979,000	99,755,000	99,755,000
Federal funds purchased	0	0	2,600,000	2,600,000
Federal Home Loan Bank advances	65,000,000	67,668,000	205,000,000	208,435,000
Subordinated debentures	32,990,000	33,006,000	32,990,000	32,971,000
Accrued interest payable	4,749,000	4,749,000	6,158,000	6,158,000
Carrying amount is the estimated fair value for cash and cash equivalents, FHLB stock, accrued interest receivable and payable, bank owned life insurance, demand deposits, securities sold under agreements to repurchase, and variable rate loans and deposits that reprice frequently and fully. Security fair values are based on market prices or dealer quotes, and if no such information is available, on the rate and term of the security and information about the issuer. For fixed rate loans and deposits and for variable rate loans and deposits with infrequent repricing or repricing limits, fair value is based on discounted cash flows using current market rates applied to the estimated life and credit risk. Fair value of subordinated debentures and FHLB advances is based on current rates for similar financing. Fair value of off-balance sheet items is estimated to be nominal.
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
December 31, 2010 and 2009
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
The following is a description of our valuation methodologies used to measure and disclose the fair values of our financial assets and liabilities on a recurring or nonrecurring basis:
Securities available for sale. Securities available for sale are recorded at fair value on a recurring basis. Fair value measurement is based on quoted prices, if available. If quoted prices are not available, fair values are measured using independent pricing models. Level 2 securities include U.S. Government agency debt obligations and mortgage-backed securities issued or guaranteed by U.S. Government agencies, municipal general obligation and revenue bonds, Michigan Strategic Fund bonds and mutual funds. We have no Level 1 or 3 securities available for sale.
Securities held to maturity. Securities held to maturity are carried at amortized cost when we have the positive intent and ability to hold them to maturity. The fair value of held to maturity securities, as disclosed in Note 2, is based on quoted prices, if available. If quoted prices are not available, fair values are measured using independent pricing models.
(Continued)

MERCANTILE BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010 and 2009
NOTE 15 — FAIR VALUE MEASUREMENTS (Continued)
Mortgage loans held for sale. Mortgage loans held for sale are carried at the lower of cost or fair value and are measured on a nonrecurring basis. Fair value is based on independent quoted market prices, where applicable, or the prices for other mortgage whole loans with similar characteristics. As of December 31, 2010 and 2009, we determined that the fair value of our mortgage loans held for sale was similar to the cost; therefore, we carried the $2.7 million and $2.5 million, respectively, of such loans at cost so they are not included in the nonrecurring table below.
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
Derivatives. For interest rate swaps, we measure fair value utilizing models that use primarily market observable inputs, such as yield curves and option volatilities, and accordingly, are classified as Level 2. We had no interest rate swap contracts outstanding at year-end 2010 and 2009.
Assets and Liabilities Measured at Fair Value on a Recurring Basis
The balances of assets and liabilities measured at fair value on a recurring basis as of December 31, 2010 are as follows:

		Quoted
		Prices in
		Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)

U.S. Government agency debt obligations	$121,562,000	$0	$121,562,000	$0
Mortgage-backed securities	46,941,000	0	46,941,000	0
Michigan Strategic Fund bonds	18,175,000	0	18,175,000	0
Municipal general obligation bonds	28,042,000	0	28,042,000	0
Municipal revenue bonds	4,843,000	0	4,843,000	0
Mutual funds	1,267,000	0	1,267,000	0

Total securities available for sale	$220,830,000	$0	$220,830,000	$0

There were no transfers in or out of Level 1, Level 2 or Level 3 during 2010.
(Continued)

MERCANTILE BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010 and 2009
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

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
The balances of assets and liabilities measured at fair value on a nonrecurring basis as of December 31, 2010 are as follows:

		Quoted
		Prices in
		Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)

Impaired loans (1)	$39,056,000	$0	$0	$39,056,000
Foreclosed assets (1)	16,675,000	0	0	16,675,000

Total	$55,731,000	$0	$0	$55,731,000

The balances of assets and liabilities measured at fair value on a nonrecurring basis as of December 31, 2009 are as follows:

		Quoted
		Prices in
		Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)

Impaired loans (1)	$41,456,000	$0	$0	$41,456,000
Foreclosed assets (1)	26,608,000	0	0	26,608,000

Total	$68,064,000	$0	$0	$68,064,000

(1)	Represents carrying value and related write-downs for which adjustments are based on the estimated value of the property or other assets.
(Continued)

MERCANTILE BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010 and 2009
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
NOTE 16 — EARNINGS (LOSS) PER SHARE
The factors used in the earnings (loss) per share computation follow:

	2010	2009	2008

Basic
Net income (loss) attributable to common shares	$(14,611,000)	$(52,889,000)	$(4,959,000)

Weighted average common shares outstanding	8,507,572	8,489,679	8,470,721

Basic earnings (loss) per common share	$(1.72)	$(6.23)	$(0.59)

Diluted
Net income (loss) attributable to common shares	$(14,611,000)	$(52,889,000)	$(4,959,000)

Weighted average common shares outstanding for basic earnings (loss) per common share	8,507,572	8,489,679	8,470,721

Add: Dilutive effects of share-based awards	0	0	0

Average shares and dilutive potential common shares	8,507,572	8,489,679	8,470,721

Diluted earnings (loss) per common share	$(1.72)	$(6.23)	$(0.59)

Due to our net loss in 2010, approximately 74,000 unvested restricted shares were not included in determining both basic and diluted earnings per share. In addition, stock options and a stock warrant for approximately 262,000 and 616,000 shares of common stock, respectively, were antidilutive and were not included in determining diluted earnings per share.
Due to our net loss in 2009, approximately 91,000 unvested restricted shares were not included in determining both basic and diluted earnings per share. In addition, stock options and a stock warrant for approximately 294,000 and 616,000 shares of common stock, respectively, were antidilutive and were not included in determining diluted earnings per share.
Due to our net loss in 2008, approximately 113,000 unvested restricted shares were not included in determining both basic and diluted earnings per share. In addition, stock options for approximately 323,000 shares of common stock were antidilutive and were not included in determining diluted earnings per share.
Weighted average diluted common shares outstanding equals the weighted average basic common shares outstanding during 2010, 2009 and 2008 due to the net losses recorded during those periods.
(Continued)

MERCANTILE BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010 and 2009
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
The prompt corrective action regulations provide five classifications, including well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized, although these terms are not used to represent overall financial condition. If an institution is not well capitalized, regulatory approval is required to accept brokered deposits. Subject to limited exceptions, no institution may make a capital distribution if, after making the distribution, it would be undercapitalized. If an institution is undercapitalized, it is subject to close monitoring by its principal federal regulator, its asset growth and expansion are restricted, and plans for capital restoration are required. In addition, further specific types of restrictions may be imposed on the institution at the discretion of the federal regulator. At year-end 2010 and 2009, our Bank was in the well capitalized category under the regulatory framework for prompt corrective action. There are no conditions or events since December 31, 2010 that we believe has changed our Bank’s categorization.
(Continued)

MERCANTILE BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010 and 2009
NOTE 18 — REGULATORY MATTERS (Continued)
Our actual capital levels (dollars in thousands) and minimum required levels were:

					Minimum Required
					to be Well
			Minimum Required		Capitalized Under
			for Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Regulations
	Amount	Ratio	Amount	Ratio	Amount	Ratio

2010
Total capital (to risk weighted assets)
Consolidated	$175,029	12.5%	$112,480	8.0%	$ NA	NA
Bank	175,122	12.5	112,398	8.0	140,497	10.0%
Tier 1 capital (to risk weighted assets)
Consolidated	157,111	11.2	56,240	4.0	NA	NA
Bank	157,217	11.2	56,199	4.0	84,299	6.0
Tier 1 capital (to average assets)
Consolidated	157,111	9.1	69,135	4.0	NA	NA
Bank	157,217	9.1	69,112	4.0	86,389	5.0

2009
Total capital (to risk weighted assets)
Consolidated	$193,157	11.2%	$138,169	8.0%	$ NA	NA
Bank	191,146	11.1	138,051	8.0	172,563	10.0%
Tier 1 capital (to risk weighted assets)
Consolidated	171,244	9.9	69,085	4.0	NA	NA
Bank	169,251	9.8	69,026	4.0	103,538	6.0
Tier 1 capital (to average assets)
Consolidated	171,244	8.6	79,325	4.0	NA	NA
Bank	169,251	8.6	79,119	4.0	98,899	5.0
Federal and state banking laws and regulations place certain restrictions on the amount of dividends our Bank can transfer to Mercantile and on the capital levels that must be maintained. At year-end 2010, under the most restrictive of these regulations (to remain well capitalized), our Bank could distribute approximately $33.4 million to Mercantile as dividends without prior regulatory approval.
(Continued)

MERCANTILE BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010 and 2009
NOTE 18 — REGULATORY MATTERS (Continued)
Our consolidated capital levels as of December 31, 2010 and December 31, 2009 include $32.0 million of trust preferred securities issued by the trust in September 2004 and December 2004 subject to certain limitations. Under applicable Federal Reserve guidelines, the trust preferred securities constitute a restricted core capital element. The guidelines provide that the aggregate amount of restricted core elements that may be included in Tier 1 capital must not exceed 25% of the sum of all core capital elements, including restricted core capital elements, net of goodwill less any associated deferred tax liability. Our ability to include the trust preferred securities in Tier 1 capital in accordance with the guidelines is not affected by the provision of the Dodd-Frank Act generally restricting such treatment, because (i) the trust preferred securities were issued before May 19, 2010, and (ii) our total consolidated assets as of December 31, 2009 were less than $15.0 billion. At December 31, 2010 and December 31, 2009, all $32.0 million of the trust preferred securities were included as Tier 1 capital of Mercantile.
NOTE 19 — U.S. TREASURY CAPITAL PURCHASE PROGRAM PARTICIPATION
On May 15, 2009, we completed the sale of preferred stock and a warrant for common stock to the United States Treasury Department (“Treasury”) for $21.0 million under the Treasury’s Capital Purchase Program. The program was designed to attract broad participation by healthy banking institutions to help stabilize the financial system and increase lending for the benefit of the U.S. economy. Under the terms of the sale, the Treasury received 21,000 shares of fixed rate cumulative perpetual preferred stock with a liquidation value of $1,000 per share and a warrant to purchase 616,438 shares of our common stock, no par value, in exchange for $21.0 million. The preferred stock qualifies as Tier 1 capital and will pay cumulative dividends at a rate of 5.00% for the first five years, and 9.00% thereafter. Subject to regulatory approval, we are generally permitted to redeem the preferred shares at par plus unpaid dividends. The common stock warrant has a 10-year term and was immediately exercisable upon its issuance, with an exercise price equal to $5.11 per share. The Treasury has agreed not to exercise voting power with respect to any shares of common stock issued upon exercise of the warrant, while it holds the shares.
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
The sum of the $1.1 million difference between the $21.0 million face value of the preferred stock and the $19.9 million allocated to it upon issuance and $0.2 million of direct costs associated with the transaction, or $1.3 million, was recorded as a discount on the preferred stock. The $1.3 million discount is being accreted, using the effective interest method, as a reduction in net income available to common shareholders over the five-year period at approximately $0.2 million to $0.3 million per year.
(Continued)

MERCANTILE BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010 and 2009
NOTE 20 — OTHER COMPREHENSIVE INCOME (LOSS)
Other comprehensive income (loss) components, other than net income (loss), and related taxes were as follows:

	2010	2009	2008
Unrealized holding gains (losses) on available for sale securities	$(345,000)	$(1,269,000)	$2,761,000
Unrealized holding gain on securities transferred from held to maturity to available for sale	421,000	0	0
Change in net fair value of interest rate swaps	0	0	2,876,000
Reclassification adjustments for gains later recognized in income	(99,000)	(1,803,000)	(974,000)

	(23,000)	(3,072,000)	4,663,000

Tax effect of unrealized holding gains (losses) on available for sale securities and unrealized gain on interest rate swaps	101,000	0	(1,973,000)
Tax effect of unrealized holding gain on securities transferred from held to maturity to available for sale	(147,000)	0	0
Tax effect of reclassification adjustments for gains later recognized in income	35,000	631,000	341,000

Other comprehensive income (loss)	$(34,000)	$(2,441,000)	$3,031,000

At December 31, 2010, accumulated other comprehensive income, net of tax effects (as applicable), consists of a net unrealized gain on available for sale securities of $825,000.
At December 31, 2009, accumulated other comprehensive income, net of tax effects (as applicable), consists of a net unrealized gain on available for sale securities of $795,000 and the remaining unrealized gain on interest rate swaps of $64,000.
At December 31, 2008, accumulated other comprehensive income, net of tax effects, consists of a net unrealized gain on available for sale securities totaling $2,064,000 and a fair value of interest rate swaps of $1,236,000.
(Continued)

MERCANTILE BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010 and 2009
NOTE 21 — QUARTERLY FINANCIAL DATA (UNAUDITED)

			Net Income (Loss)
			Attributable to
	Interest	Net Interest	Common	Earnings (Loss) per Share
	Income	Income	Shares	Basic	Diluted

2010 First quarter	$23,189,000	$14,306,000	$(2,963,000)	$(0.35)	$(0.35)
Second quarter	22,696,000	14,421,000	(684,000)	(0.08)	(0.08)
Third quarter	21,734,000	13,935,000	(5,682,000)	(0.67)	(0.67)
Fourth quarter	20,523,000	13,687,000	(5,282,000)	(0.62)	(0.62)

2009 First quarter	$28,021,000	$11,805,000	$(4,489,000)	$(0.53)	$(0.53)
Second quarter	26,866,000	12,450,000	(6,388,000)	(0.75)	(0.75)
Third quarter	25,893,000	13,567,000	(5,606,000)	(0.66)	(0.66)
Fourth quarter	24,129,000	13,511,000	(36,406,000)	(4.28)	(4.28)

2008 First quarter	$31,955,000	$11,383,000	$(3,738,000)	$(0.44)	$(0.44)
Second quarter	29,139,000	10,592,000	(2,612,000)	(0.31)	(0.31)
Third quarter	29,843,000	11,728,000	1,079,000	0.13	0.13
Fourth quarter	30,134,000	12,505,000	313,000	0.04	0.04
During the fourth quarter of 2009, we recorded a charge of $23.2 million to federal income tax expense to establish a valuation allowance against our net deferred tax asset.
NOTE 22 — MERCANTILE BANK CORPORATION (PARENT COMPANY ONLY)
CONDENSED FINANCIAL STATEMENTS
Following are condensed parent company only financial statements:
CONDENSED BALANCE SHEETS

	2010	2009
ASSETS
Cash and cash equivalents	$1,233,000	$1,928,000
Investment in bank subsidiary	158,043,000	170,111,000
Other assets	1,013,000	1,455,000

Total assets	$160,289,000	$173,494,000

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities	$1,363,000	$400,000
Subordinated debentures	32,990,000	32,990,000
Shareholders’ equity	125,936,000	140,104,000

Total liabilities and shareholders’ equity	$160,289,000	$173,494,000

(Continued)

MERCANTILE BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010 and 2009
NOTE 22 — MERCANTILE BANK CORPORATION (PARENT COMPANY ONLY)
CONDENSED FINANCIAL STATEMENTS (Continued)
CONDENSED STATEMENTS OF INCOME

	2010	2009	2008
Income
Interest and dividends from subsidiaries	$1,104,000	$2,852,000	$4,739,000

Total income	1,104,000	2,852,000	4,739,000

Expenses
Interest expense	848,000	1,048,000	1,914,000
Other operating expenses	1,551,000	2,514,000	2,431,000

Total expenses	2,399,000	3,562,000	4,345,000

Income (loss) before income tax expense (benefit) and equity in undistributed net income (loss) of subsidiary	(1,295,000)	(710,000)	394,000

Federal income tax expense (benefit)	(47,000)	1,767,000	(1,417,000)

Equity in undistributed net income (loss) of subsidiary	(12,068,000)	(49,610,000)	(6,770,000)

Net income (loss)	(13,316,000)	(52,087,000)	(4,959,000)

Preferred stock dividends and accretion	1,295,000	802,000	0

Net income (loss) attributable to common shares	$(14,611,000)	$(52,889,000)	$(4,959,000)

(Continued)

MERCANTILE BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010 and 2009
NOTE 22 — MERCANTILE BANK CORPORATION (PARENT COMPANY ONLY)
CONDENSED FINANCIAL STATEMENTS (Continued)
CONDENSED STATEMENTS OF CASH FLOWS

	2010	2009	2008
Cash flows from operating activities
Net income (loss)	$(13,316,000)	$(52,087,000)	$(4,959,000)
Adjustments to reconcile net income (loss) to net cash from (for) operating activities:
Equity in undistributed (income) loss of subsidiary	12,068,000	49,610,000	6,770,000
Stock-based compensation expense	275,000	611,000	654,000
Change in other assets	(124,000)	2,798,000	(1,023,000)
Change in other liabilities	963,000	(194,000)	(661,000)

Net cash from (for) operating activities	(134,000)	738,000	779,000

Cash flows from investing activities
Net capital investment into subsidiaries	0	(19,000,000)	0

Net cash for investing activities	0	(19,000,000)	0

Cash flows from financing activities
Proceeds from issuance of preferred stock and common stock warrant, net	0	20,834,000	0
Employee stock purchase plan	47,000	57,000	76,000
Dividend reinvestment plan	2,000	11,000	40,000
Cash dividends on common stock	(85,000)	(594,000)	(2,625,000)
Cash dividends on preferred stock	(525,000)	(525,000)	0
Fractional shares paid	0	0	0

Net cash from (for) financing activities	(561,000)	19,783,000	(2,509,000)

Net change in cash and cash equivalents	(695,000)	1,521,000	(1,730,000)

Cash and cash equivalents at beginning of period	1,928,000	407,000	2,137,000

Cash and cash equivalents at end of period	$1,233,000	$1,928,000	$407,000

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 14, 2011.

MERCANTILE BANK CORPORATION
/s/ Michael H. Price
Michael H. Price
Chairman of the Board, President and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 14, 2011.

/s/ David M. Cassard	/s/ Merle J. Prins

David M. Cassard, Director	Merle J. Prins, Director

/s/ Edward J. Clark	/s/ Timothy O. Schad

Edward J. Clark, Director	Timothy O. Schad, Director

/s/ Doyle A. Hayes	/s/ Dale J. Visser

Doyle A. Hayes, Director	Dale J. Visser, Director

/s/ Susan K. Jones	/s/ Donald Williams, Sr.

Susan K. Jones, Director	Donald Williams, Sr., Director

/s/ Lawrence W. Larsen	/s/ Charles E. Christmas

Lawrence W. Larsen, Director	Charles E. Christmas, Senior Vice President, Chief Financial Officer and Treasurer (principal financial and accounting officer)

/s/ Calvin D. Murdock Calvin D. Murdock, Director

/s/ Michael H. Price Michael H. Price, Chairman of the Board, President and Chief Executive Officer (principal executive officer)

EXHIBIT INDEX

EXHIBIT NO.	EXHIBIT DESCRIPTION

3.1	Our Articles of Incorporation are incorporated by reference to exhibit 3.1 of our Form 10-Q for the quarter ended June 30, 2009

3.2	Our Amended and Restated Bylaws dated as of January 16, 2003 are incorporated by reference to exhibit 3.2 of our Registration Statement on Form S-3 (Commission File No. 333-103376) that became effective on February 21, 2003

10.1	Our 1997 Employee Stock Option Plan is incorporated by reference to exhibit 10.1 of our Registration Statement on Form SB-2 (Commission File No. 333-33081) that became effective on October 23, 1997 *

10.2	Our 2000 Employee Stock Option Plan is incorporated by reference to exhibit 10.14 of our Form 10-K for the year ended December 31, 2000 *

10.3	Our 2004 Employee Stock Option Plan is incorporated by reference to exhibit 10.1 of our Form 10-Q for the quarter ended September 30, 2004 *

10.4	Form of Stock Option Agreement for options under the 2004 Employee Stock Option Plan is incorporated by reference to exhibit 10.2 of our Form 10-Q for the quarter ended September 30, 2004 *

10.5	Our Independent Director Stock Option Plan is incorporated by reference to exhibit 10.26 of our Form 10-K for the year ended December 31, 2002 *

10.6	Form of Stock Option Agreement for options under the Independent Director Stock Option Plan is incorporated by reference to exhibit 10.1 of our Form 8-K filed October 22, 2004 *

10.7	Mercantile Bank of Michigan Amended and Restated Deferred Compensation Plan for Members of the Board of Directors dated June 29, 2006 is incorporated by reference to exhibit 10.9 of our Form 10-K for the year ended December 31, 2007

10.8	First Amendment dated October 25, 2007 to the Mercantile Bank of Michigan Amended and Restated Deferred Compensation Plan for Members of the Board of Directors dated June 29, 2006 is incorporated by reference to exhibit 10.10 of our Form 10-K for the year ended December 31, 2007

10.9	Second Amendment dated October 23, 2008 to the Mercantile Bank of Michigan Amended and Restated Deferred Compensation Plan for Members of the Board of Directors dated June 29, 2007 is incorporated by reference to exhibit 10.9 of our Form 10-K for the year ended December 31, 2008

10.10	Agreement between Fiserv Solutions, Inc. and our bank dated September 10, 1997, is incorporated by reference to exhibit 10.3 of our Registration Statement on Form SB-2 (Commission File No. 333-33081) that became effective on October 23, 1997

10.11	Extension Agreement of Data Processing Contract between Fiserv Solutions, Inc. and our bank dated May 12, 2000 extending the agreement between Fiserv Solutions, Inc. and our bank dated September 10, 1997, is incorporated by reference to exhibit 10.15 of our Form 10-K for the year ended December 31, 2000

EXHIBIT NO.	EXHIBIT DESCRIPTION

10.12	Extension Agreement of Data Processing Contract between Fiserv Solutions, Inc. and our bank dated November 21, 2002 extending the agreement between Fiserv Solutions, Inc. and our bank dated September 10, 1997, is incorporated by reference to exhibit 10.5 of our Form 10-K for the year ended December 31, 2002

10.13	Extension Agreement of Data Processing Contract between Fiserv Solutions, Inc. and our bank dated December 20, 2006 extending the agreements between Fiserv Solutions, Inc. and our bank dated September 10, 1997 and November 21, 2002 is incorporated by reference to exhibit 10.14 of our Form 10-K for the year ended December 31, 2007

10.14	Amended and Restated Employment Agreement dated as of October 18, 2001, among the company, our bank and Michael H. Price, is incorporated by reference to exhibit 10.22 of our Form 10-K for the year ended December 31, 2001 *

10.15	Employment Agreement dated as of October 18, 2001, among the company, our bank and Robert B. Kaminski, Jr., is incorporated by reference to exhibit 10.23 of our Form 10-K for the year ended December 31, 2001 *

10.16	Employment Agreement dated as of October 18, 2001, among the company, our bank and Charles E. Christmas, is incorporated by reference to exhibit 10.23 of our Form 10-K for the year ended December 31, 2001 *

10.17	Amendment to Employment Agreement dated as of October 17, 2002, among the company, our bank and Michael H. Price, is incorporated by reference to exhibit 10.22 of our Form 10-K for the year ended December 31, 2002 *

10.18	Amendment to Employment Agreement dated as of October 17, 2002, among the company, our bank and Robert B. Kaminski, Jr., is incorporated by reference to exhibit 10.23 of our Form 10-K for the year ended December 31, 2002 *

10.19	Amendment to Employment Agreement dated as of October 17, 2002, among the company, our bank and Charles E. Christmas, is incorporated by reference to exhibit 10.24 of our Form 10-K for the year ended December 31, 2002 *

10.20	Amendment to Employment Agreement dated as of October 28, 2004, among the company, our bank and Robert B. Kaminski, Jr., is incorporated by reference to exhibit 10.21 of our Form 10-K for the year ended December 31, 2004 *

10.21	Junior Subordinated Indenture between us and Wilmington Trust Company dated September 16, 2004 providing for the issuance of the Series A and Series B Floating Rate Junior Subordinated Notes due 2034 is incorporated by reference to exhibit 10.1 of our Form 8-K filed December 15, 2004

10.22	Amended and Restated Trust Agreement dated September 16, 2004 for Mercantile Bank Capital Trust I is incorporated by reference to exhibit 10.2 of our Form 8-K filed December 15, 2004

10.23	Placement Agreement between us, Mercantile Bank Capital Trust I, and SunTrust Capital Markets, Inc. dated September 16, 2004 is incorporated by reference to exhibit 10.3 of our Form 8-K filed December 15, 2004

10.24	Guarantee Agreement dated September 16, 2004 between Mercantile as Guarantor and Wilmington Trust Company as Guarantee Trustee is incorporated by reference to exhibit 10.4 of our Form 8-K filed December 15, 2004

10.25	Form of Agreement Amending Stock Option Agreement, dated November 17, 2005 issued under our 2004 Employee Stock Option Plan, is incorporated by reference to exhibit 10.1 of our Form 8-K filed December 14, 2005 *

EXHIBIT NO.	EXHIBIT DESCRIPTION

10.26	Second Amendment to Employment Agreement dated as of November 17, 2005, among the company, our bank and Michael H. Price is incorporated by reference to exhibit 10.29 of our Form 10-K for the year ended December 31, 2005 *

10.27	Third Amendment to Employment Agreement dated as of November 17, 2005, among the company, our bank and Robert B. Kaminski, Jr. is incorporated by reference to exhibit 10.30 of our Form 10-K for the year ended December 31, 2005 *

10.28	Second Amendment to Employment Agreement dated as of November 17, 2005, among the company, our bank and Charles E. Christmas is incorporated by reference to exhibit 10.31 of our Form 10-K for the year ended December 31, 2005 *

10.29	Form of Mercantile Bank of Michigan Amended and Restated Executive Deferred Compensation Agreement dated November 18, 2006, that has been entered into between our bank and each of Gerald R. Johnson, Jr., Michael H. Price, Robert B. Kaminski, Jr., Charles E. Christmas, and certain other officers of our bank is incorporated by reference to exhibit 10.34 of our Form 10-K for the year ended December 31, 2007 *

10.30	Form of First Amendment to the Mercantile Bank of Michigan Executive Deferred Compensation Agreement dated November 18, 2006, that has been entered into between our bank and each of Gerald R. Johnson, Jr., Michael H. Price, Robert B. Kaminski, Jr., Charles E. Christmas, and certain other officers of our bank, dated October 25, 2007 is incorporated by reference to exhibit 10.35 of our Form 10-K for the year ended December 31, 2007 *

10.31	Form of Second Amendment to the Mercantile Bank of Michigan Executive Deferred Compensation Agreement dated November 18, 2006, that has been entered into between our bank and each of Michael H. Price, Robert B. Kaminski, Charles E. Christmas, and certain other officers of our bank, dated October 23, 2008 is incorporated by reference to exhibit 10.34 of our Form 10-K for the year ended December 31, 2008 *

10.32	Form of Mercantile Bank of Michigan Split Dollar Agreement that has been entered into between our bank and each of Gerald R. Johnson, Jr., Michael H. Price, Robert B. Kaminski, Jr., Charles E. Christmas, and certain other officers of our bank is incorporated by reference to exhibit 10.33 of our Form 10-K for the year ended December 31, 2005 *

10.33	Director Fee Summary is incorporated by reference to exhibit 10.33 of our Form 10-K for the year ended December 31, 2009 *

10.34	Lease Agreement between our bank and The Conlin Company dated July 12, 2005 for our Ann Arbor, Michigan office is incorporated by reference to exhibit 10.36 of our Form 10-K for the year ended December 31, 2005

10.35	Stock Incentive Plan of 2006 is incorporated by reference to Appendix A of our proxy statement for our April 27, 2006 annual meeting of shareholders that was filed with the Securities and Exchange Commission *

10.36	Amendment and Restatement of Stock Incentive Plan of 2006 dated November 18, 2008 is incorporated by reference to exhibit 10.39 of our Form 10-K for the year ended December 31, 2008 *

10.37	Form of Notice of Grant of Incentive Stock Option and Stock Option Agreement for incentive stock options granted in 2006 under our Stock Incentive Plan of 2006 is incorporated by reference to exhibit 10.1 of our Form 8-K filed November 22, 2006 *

EXHIBIT NO.	EXHIBIT DESCRIPTION

10.38	Form of Notice of Grant of Incentive Stock Option and Stock Option Agreement for incentive stock options granted after 2006 under our Stock Incentive Plan of 2006 is incorporated by reference to exhibit 10.41 of our Form 10-K for the year ended December 31, 2007 *

10.39	Form of Restricted Stock Award Agreement Notification of Award and Terms and Conditions of Award for restricted stock granted in 2006 under our Stock Incentive Plan of 2006 is incorporated by reference to exhibit 10.2 of our Form 8-K filed November 22, 2006 *

10.40	Form of Restricted Stock Award Agreement Notification of Award and Terms and Conditions of Award for restricted stock granted after 2006 under our Stock Incentive Plan of 2006 is incorporated by reference to exhibit 10.43 of our Form 10-K for the year ended December 31, 2007 *

10.41	Mercantile Bank Corporation Employee Stock Purchase Plan of 2002 is incorporated by reference to exhibit 10.47 of our Form 10-K for the year ended December 31, 2008

10.42	First Amendment to Mercantile Bank Corporation Employee Stock Purchase Plan of 2002 is incorporated by reference to exhibit 4(c) of our Registration Statement on Form S-8 (Commission File No. 333-158280) that became effective on March 30, 2009

10.43	Second Amendment to Mercantile Bank Corporation Employee Stock Purchase Plan of 2002 is incorporated by reference to exhibit 4(d) of our Registration Statement on Form S-8 (Commission File No. 333-158280) that became effective on March 30, 2009

10.44	Lease Agreement between our bank and CD Partners LLC dated October 2, 2007 for our Oakland County, Michigan office is incorporated by reference to exhibit 10.47 of our Form 10-K for the year ended December 31, 2007

10.45	Letter Agreement, dated as of May 15, 2009, between Mercantile Bank Corporation and the United States Department of the Treasury, including the Securities Purchase Agreement — Standard Terms and Schedules is incorporated by reference to exhibit 10.1 of our Form 8-K filed May 15, 2009

10.46	Side Letter Agreement, dated as of May 15, 2009, between Mercantile Bank Corporation and the United States Department of the Treasury regarding the American Recovery and Reinvestment Act of 2009 is incorporated by reference to exhibit 10.2 of our Form 8-K filed May 15, 2009

10.47	Amendment to Employment Agreements, dated May 15, 2009, by and among Mercantile Bank Corporation, Mercantile Bank of Michigan, Michael H. Price, Robert B. Kaminski, Jr. and Charles E. Christmas is incorporated by reference to exhibit 10.3 of our Form 8-K filed May 15, 2009 *

10.48	Form of Waiver executed by each of Michael H. Price, Robert B. Kaminski, Jr. and Charles E. Christmas is incorporated by reference to exhibit 10.4 of our Form 8-K filed May 15, 2009

10.49	Amendment to Commercial Lease between our bank and Jerry Helmer and Ruthann Helmer dated August 14, 2007 for our Ann Arbor, Michigan office is incorporated by reference to exhibit 10.5 of our Form 10-Q for the quarter ended June 30, 2009

EXHIBIT NO.	EXHIBIT DESCRIPTION

10.50	Termination of Lease Agreement between our bank and CD Partners LLC dated May 21, 2009 for our Oakland County, Michigan office is incorporated by reference to exhibit 10.6 of our Form 10-Q for the quarter ended June 30, 2009

10.51	Termination of Lease Agreement between our bank and Jerry Helmer and Ruthann Helmer dated July 22, 2009 for our Ann Arbor, Michigan office is incorporated by reference to exhibit 10.7 of our Form 10-Q for the quarter ended June 30, 2009

10.52	Warrant to Purchase Common Stock of Mercantile Bank Corporation, dated May 15, 2009 is incorporated by reference to exhibit 4.2 of our Form 8-K filed May 15, 2009

21	Subsidiaries of the company is incorporated by reference to exhibit 21 of our Form 10-K for the year ended December 31, 2008

23	Consent of BDO USA, LLP

31	Rule 13a-14(a) Certifications

32.1	Section 1350 Chief Executive Officer Certification

32.2	Section 1350 Chief Financial Officer Certification

99.1	Certification of our principal executive officer and principal financial officer relating to our participation in the Capital Purchase Program of the Troubled Asset Relief Program

*	Management contract or compensatory plan