Form 10-Q
period 2011-03-31
MERCANTILE BANK CORP
filed 2011-05-09
CIK 1042729

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2011

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
Yes ☐       No ☑
At May 9, 2011, there were 8,605,046 shares of Common Stock outstanding.

MERCANTILE BANK CORPORATION

MERCANTILE BANK CORPORATION
PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2011	2010
	(Unaudited)	(Audited)
ASSETS
Cash and due from banks	$11,277,000	$6,674,000
Short-term investments	9,543,000	9,600,000
Federal funds sold	56,068,000	47,924,000

Total cash and cash equivalents	76,888,000	64,198,000

Securities available for sale	207,321,000	220,830,000
Federal Home Loan Bank stock	14,345,000	14,345,000

Loans	1,206,886,000	1,262,630,000
Allowance for loan losses	(42,118,000)	(45,368,000)

Loans, net	1,164,768,000	1,217,262,000

Premises and equipment, net	27,518,000	27,873,000
Bank owned life insurance	47,182,000	46,743,000
Accrued interest receivable	5,885,000	5,942,000
Other real estate owned and repossessed assets	15,884,000	16,675,000
Other assets	17,144,000	18,553,000

Total assets	$1,576,935,000	$1,632,421,000

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits
Noninterest-bearing	$136,025,000	$112,944,000
Interest-bearing	1,117,619,000	1,160,888,000

Total deposits	1,253,644,000	1,273,832,000

Securities sold under agreements to repurchase	80,821,000	116,979,000
Federal Home Loan Bank advances	65,000,000	65,000,000
Subordinated debentures	32,990,000	32,990,000
Other borrowed money	11,733,000	11,804,000
Accrued interest and other liabilities	5,933,000	5,880,000

Total liabilities	1,450,121,000	1,506,485,000

Shareholders’ equity
Preferred stock, no par value; 1,000,000 shares authorized; 21,000 shares outstanding at March 31, 2011 and December 31, 2010	20,138,000	20,077,000
Common stock, no par value; 20,000,000 shares authorized; 8,601,117 shares outstanding at March 31, 2011 and 8,597,993 shares outstanding at December 31, 2010	172,732,000	172,677,000
Common stock warrant	1,138,000	1,138,000
Retained earnings (deficit)	(67,693,000)	(68,781,000)
Accumulated other comprehensive income	499,000	825,000

Total shareholders’ equity	126,814,000	125,936,000

Total liabilities and shareholders’ equity	$1,576,935,000	$1,632,421,000

See accompanying notes to consolidated financial statements.

MERCANTILE BANK CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months	Three Months
	Ended	Ended
	March 31,	March 31,
	2011	2010
Interest income
Loans, including fees	$16,732,000	$20,406,000
Securities, taxable	1,916,000	1,983,000
Securities, tax-exempt	475,000	760,000
Federal funds sold	30,000	31,000
Short-term investments	6,000	9,000

Total interest income	19,159,000	23,189,000

Interest expense
Deposits	4,634,000	6,497,000
Short-term borrowings	161,000	344,000
Federal Home Loan Bank advances	606,000	1,696,000
Other borrowings	309,000	346,000

Total interest expense	5,710,000	8,883,000

Net interest income	13,449,000	14,306,000

Provision for loan losses	2,200,000	8,400,000

Net interest income after provision for loan losses	11,249,000	5,906,000

Noninterest income
Service charges on accounts	422,000	466,000
Earnings on bank owned life insurance	439,000	411,000
Rental income from other real estate owned	186,000	401,000
Mortgage banking activities	132,000	100,000
Net gain on sales of securities	0	476,000
Gain on sales of commercial loans	0	220,000
Other income	573,000	581,000

Total noninterest income	1,752,000	2,655,000

Noninterest expense
Salaries and benefits	4,371,000	4,665,000
Occupancy	701,000	750,000
Furniture and equipment depreciation, rent and maintenance	303,000	409,000
Nonperforming asset costs	3,098,000	2,504,000
FDIC insurance costs	916,000	1,186,000
Other expense	2,192,000	2,120,000

Total noninterest expenses	11,581,000	11,634,000

Income (loss) before federal income tax expense (benefit)	1,420,000	(3,073,000)

Federal income tax expense (benefit)	0	(430,000)

Net income (loss)	1,420,000	(2,643,000)

Preferred stock dividends and accretion	332,000	320,000

Net income (loss) attributable to common shares	$1,088,000	$(2,963,000)

See accompanying notes to consolidated financial statements.

MERCANTILE BANK CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS (Continued)
(Unaudited)

	Three Months	Three Months
	Ended	Ended
	March 31,	March 31,
	2011	2010
Basic earnings (loss) per share	$0.13	$(0.35)

Diluted earnings (loss) per share	$0.12	$(0.35)

Cash dividends per share	$0.00	$0.01

Average basic shares outstanding	8,599,166	8,501,671

Average diluted shares outstanding	8,884,675	8,501,671

See accompanying notes to consolidated financial statements.

MERCANTILE BANK CORPORATION
CONSOLIDATED STATEMENTS OF
CHANGES IN SHAREHOLDERS’ EQUITY
(Unaudited)

					Accumulated
			Common	Retained	Other	Total
	Preferred	Common	Stock	Earnings	Comprehensive	Shareholders’
($ in thousands)	Stock	Stock	Warrant	(Deficit)	Income (Loss)	Equity
Balances, January 1, 2011	$20,077	$172,677	$1,138	$(68,781)	$825	$125,936

Accretion of preferred stock	61			(61)		0

Employee stock purchase plan (1,059 shares)		11				11

Stock option exercises (3,500 shares)		22				22

Dividend reinvestment plan (10 shares)		0				0

Stock-based compensation expense		22				22

Preferred stock dividends				(271)		(271)

Comprehensive income (loss):

Net income for the period from January 1, 2011 through March 31, 2011				1,420		1,420

Change in net unrealized gain on securities available for sale, net of reclassifications and tax effect					(326)	(326)

Total comprehensive income						1,094

Balances, March 31, 2011	$20,138	$172,732	$1,138	$(67,693)	$499	$126,814

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

MERCANTILE BANK CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months	Three Months
	Ended	Ended
	March 31, 2011	March 31, 2010
Cash flows from operating activities
Net income (loss)	$1,420,000	$(2,643,000)
Adjustments to reconcile net income (loss) to net cash from operating activities
Depreciation and amortization	575,000	615,000
Provision for loan losses	2,200,000	8,400,000
Stock-based compensation expense	22,000	126,000
Proceeds from sales of mortgage loans held for sale	9,703,000	7,297,000
Origination of mortgage loans held for sale	(7,503,000)	(5,326,000)
Net gain from sales of mortgage loans held for sale	(91,000)	(58,000)
Gain on sales of commercial loans	0	(220,000)
Net gain on sale of held to maturity securities	0	(476,000)
Net loss on sale and valuation write-down of foreclosed assets	574,000	817,000
Recognition of unrealized gain on interest rate swaps	0	(99,000)
Earnings on bank owned life insurance	(439,000)	(411,000)
Net change in:
Accrued interest receivable	57,000	31,000
Other assets	1,387,000	466,000
Accrued expenses and other liabilities	(218,000)	(1,186,000)

Net cash from operating activities	7,687,000	7,333,000

Cash flows from investing activities
Loan originations and payments, net	46,215,000	26,602,000
Purchases of:
Securities available for sale	(2,002,000)	(7,525,000)
Proceeds from:
Maturities, calls and repayments of available for sale securities	15,043,000	17,958,000
Sales of held to maturity securities	0	20,452,000
Proceeds from sales of commercial loans	0	5,519,000
Proceeds from sales of foreclosed assets	2,187,000	4,923,000
Purchases of premises and equipment, net	(56,000)	(14,000)

Net cash from investing activities	61,387,000	67,915,000

Cash flows from financing activities
Net decrease in time deposits	(39,542,000)	(64,396,000)
Net increase in all other deposits	19,354,000	82,978,000
Net decrease in securities sold under agreements to repurchase	(36,158,000)	(1,136,000)
Net decrease in federal funds purchased	0	(2,600,000)
Maturities of Federal Home Loan Bank advances	0	(15,000,000)
Net decrease in other borrowed money	(71,000)	(61,000)
Proceeds from stock option exercises	22,000	0
Employee stock purchase plan	11,000	12,000
Dividend reinvestment plan	0	2,000
Payment of cash dividends on preferred stock	0	(264,000)
Payment of cash dividends on common shares	0	(85,000)

Net cash for financing activities	(56,384,000)	(550,000)

See accompanying notes to consolidated financial statements.

MERCANTILE BANK CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(Unaudited)

	Three Months	Three Months
	Ended	Ended
	March 31, 2011	March 31, 2010
Net change in cash and cash equivalents	12,690,000	74,698,000
Cash and cash equivalents at beginning of period	64,198,000	21,735,000

Cash and cash equivalents at end of period	$76,888,000	$96,433,000

Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest	$6,057,000	$10,536,000
Federal income tax	0	0
Noncash financing and investing activities:
Transfers from loans to foreclosed assets	1,970,000	2,228,000
Preferred stock cash dividend accrued	937,000	131,000
See accompanying notes to consolidated financial statements.

MERCANTILE BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1.	SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation: The unaudited financial statements for the three months ended March 31, 2011 include the consolidated results of operations of Mercantile Bank Corporation and its consolidated subsidiaries. These subsidiaries include Mercantile Bank of Michigan (“our bank”) and our bank’s three subsidiaries, Mercantile Bank Mortgage Company, LLC (“our mortgage company”), Mercantile Bank Real Estate Co., LLC (“our real estate company”), and Mercantile Insurance Center, Inc. (“our insurance center”). These consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and Item 303(b) of Regulation S-K and do not include all disclosures required by accounting principles generally accepted in the United States of America for a complete presentation of our financial condition and results of operations. In the opinion of management, the information reflects all adjustments (consisting only of normal recurring adjustments) which are necessary in order to make the financial statements not misleading and for a fair presentation of the results of operations for such periods. The results for the period ended March 31, 2011 should not be considered as indicative of results for a full year. For further information, refer to the consolidated financial statements and footnotes included in our annual report on Form 10-K for the year ended December 31, 2010.
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
Approximately 73,000 unvested restricted shares were included in determining both basic and diluted earnings per share for the three months ended March 31, 2011. In addition, stock options and a stock warrant for approximately 53,000 and 616,000 shares of common stock, respectively, were included in determining diluted earnings per share for the three months ended March 31, 2011. Stock options for approximately 205,000 shares of common stock were antidilutive and not included in determining diluted earnings per share for the three months ended March 31, 2011.
Due to our prior year net loss, approximately 88,000 unvested restricted shares were not included in determining both basic and diluted earnings per share for the three months ended March 31, 2010. In addition, stock options and a stock warrant for approximately 292,000 and 616,000 shares of common stock, respectively, were antidilutive and not included in determining diluted earnings per share for the three months ended March 31, 2010. Weighted average diluted common shares outstanding equals the weighted average common shares outstanding during the three months ended March 31, 2010 due to the net loss recorded during that time period.
(Continued)

MERCANTILE BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1.	SIGNIFICANT ACCOUNTING POLICIES (Continued)
Allowance for Loan Losses: The allowance for loan losses (“allowance”) is a valuation allowance for probable incurred credit losses. Loan losses are charged against the allowance when we believe the uncollectability of a loan is confirmed. Subsequent recoveries, if any, are credited to the allowance. We estimate the allowance balance required using past loan loss experience, the nature and volume of the portfolio, information about specific borrower situations and estimated collateral values, economic conditions and other factors. Allocations of the allowance may be made for specific loans, but the entire allowance is available for any loan that, in our judgment, should be charged-off.
A loan is impaired when, based on current information and events, it is probable we will be unable to collect the scheduled payments of principal and interest when due according to the contractual terms of the loan agreement. Factors considered in determining impairment include payment status, collateral value and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. We determine the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of delay, the reasons for delay, the borrower’s prior payment record and the amount of the shortfall in relation to the principal and interest owed. Impairment is measured on a loan-by-loan basis for commercial and construction loans by either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price or the fair value of collateral if the loan is collateral dependent. Large groups of smaller balance homogeneous loans are collectively evaluated for impairment. We do not separately identify individual residential and consumer loans for impairment disclosures.
Troubled Debt Restructurings: A loan is accounted for as a troubled debt restructuring if we, for economic or legal reasons related to the borrower’s financial condition, grant a significant concession to the borrower that we would not otherwise consider. A troubled debt restructuring may involve the receipt of assets from the debtor in partial or full satisfaction of the loan, or a modification of terms such as a reduction of the stated interest rate or balance of the loan, a reduction of accrued interest, an extension of the maturity date at a stated interest rate lower than the current market rate for a new loan with similar risk, or some combination of these concessions. Troubled debt restructurings generally remain categorized as nonperforming loans until a six-month payment history has been maintained.
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
Adoption of New Accounting Standards: In January 2010, the Financial Accounting Standards Board (“FASB”) issued ASU 2010-06, Improving Disclosure about Fair Value Measurements. This ASU requires new disclosures on the amount and reason for transfers in and out of Level 1 and Level 2 recurring fair value measurements. The ASU also requires disclosure of activities (i.e., on a gross basis), including purchases, sales, issuances, and settlements, in the reconciliation of Level 3 recurring fair value measurements. The ASU clarifies existing disclosure requirements on levels of disaggregation and disclosures about inputs and valuation techniques. The new disclosure regarding Level 1 and Level 2 recurring fair value measurements and clarification of existing disclosures were effective beginning January 1, 2010. Upon adoption of those portions of the ASU in our 2010 first quarter, we began providing the required disclosures as currently presented in Note 10. The disclosures about the reconciliation of information in Level 3 recurring fair value measurements are required beginning January 1, 2011. There was no effect on our fair value disclosures presented in Note 10 upon adoption of the final portion of the ASU in our 2011 first quarter, as we currently have no Level 3 recurring fair value measurements.
In July 2010, the FASB issued ASU 2010-20, Disclosure about the Credit Quality of Financing Receivables and the Allowance for Credit Losses. In order to provide greater transparency, this ASU requires significant new disclosures on a disaggregated basis about the allowance for credit losses (i.e., allowance for loan losses for banks) and the credit quality of financing receivables (i.e., loans for banks). Under the ASU, a rollforward schedule of the allowance for loan losses, with the ending allowance balance further disaggregated on the basis of the impairment method, along with the related ending loan balance and significant purchases and sales of loans during the period are to be disclosed by portfolio segment. Additional disclosures are required by class of loan, including credit quality, aging of past due loans, nonaccrual status and impairment information. Disclosure of the nature and extent of troubled debt restructurings (“TDR”) that occurred during the period and their effect on the allowance for loan losses as well as the effect on the allowance of TDRs that occurred within the prior twelve months and that defaulted during the current reporting period will also be required. The disclosures are to be presented at the level of disaggregation that management uses when assessing and monitoring the loan portfolio’s risk and performance. The majority of disclosures required as of the end of a reporting period were effective as of December 31, 2010. Upon adoption of those portions of the ASU on December 31, 2010, we began providing the required end of period disclosures as currently presented in Note 3. The disclosures about activity are effective January 1, 2011. Upon adoption of the final portion of the ASU in our 2011 first quarter, we began providing the required activity disclosures, with the exception of the new TDR related disclosures, as currently presented in Note 3. In January 2011, the FASB issued ASU 2011-01, Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings in Update No. 2010-20, which temporarily deferred the effective date for disclosures related to TDRs.
(Continued)

MERCANTILE BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1.	SIGNIFICANT ACCOUNTING POLICIES (Continued)
In April 2011, the FASB issued ASU 2011-2, A Creditor’s Determination of Whether a Restructuring is a Troubled Debt Restructuring, to clarify when a loan modification or restructuring is considered a TDR. When performing this evaluation under the ASU, a creditor must use judgment to determine whether (1) the debtor (i.e., the borrower) is experiencing financial difficulty, and (2) the lender has granted a concession to the borrower. The ASU amends current guidance to include indicators that a lender should consider in determining whether a borrower is experiencing financial difficulties. It further clarifies that a borrower could be experiencing financial difficulty even if it is not currently in default but default is probable in the foreseeable future. With respect to whether the lender has granted a concession to the borrower, the ASU indicates (1) a borrower’s inability to access funds at a market interest rate for debt with similar risk characteristics as the restructured debt indicates that the modification was executed at a below-market rate and therefore may indicate a concession was granted, (2) a modification that permanently or temporarily increases a loan’s contractual interest rate does not preclude it from being considered a concession because the rate may still be below the market interest rate for new debt with similar risk characteristics, and (3) a modification that results in a delay in payment that is insignificant is not considered to be a concession. The ASU also clarifies that a creditor is precluded from using the borrower’s effective interest rate test when performing this evaluation. For TDR identification and disclosure purposes, the guidance is effective for our 2011 third quarter and is to be applied retrospectively to modifications occurring on or after January 1, 2011 that remain outstanding at September 30, 2011. The effect, if any, of the change in the method of calculating impairment will be reflected in our 2011 third quarter. The ASU requires disclosure of the total recorded investment and allowance for loan losses for newly identified TDRs, based on the new guidance, as of September 30, 2011. Beginning in our 2011 third quarter, we are also required to disclose the previously deferred TDR activity related disclosures required by ASU 2010-20. Although early adoption of this ASU is permitted, we plan to adopt the new guidance in our 2011 third quarter. We do not expect the adoption of this ASU to have a material effect on our results of operations or financial position.
In April 2011, the FASB issued ASU 2011-03, Reconsideration of Effective Control for Repurchase Agreements, to improve financial reporting of repurchase agreements and other agreements that both entitle and obligate a transferor to repurchase or redeem financial assets on substantially the agreed upon terms. This ASU eliminates consideration of the transferor’s ability to fulfill its contractual rights and obligations from the criteria, as well as related implementation guidance (i.e., that it possesses adequate collateral to fund substantially all the cost of purchasing replacement financial assets), in determining effective control, even in the event of default by the transferee. Other criteria applicable to the assessment of effective control are not changed by this new guidance. This ASU is effective January 1, 2012. We do not expect the adoption of this new ASU to have a material effect on our results of operations or financial position.
(Continued)

MERCANTILE BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
2.	SECURITIES
The amortized cost and fair value of available for sale securities and the related pre-tax gross unrealized gains and losses recognized in accumulated other comprehensive income (loss) are as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
March 31, 2011
U.S. Government agency debt obligations	$112,641,000	$1,344,000	$(2,540,000)	$111,445,000
Mortgage-backed securities	40,390,000	2,585,000	0	42,975,000
Michigan Strategic Fund bonds	18,105,000	0	0	18,105,000
Municipal general obligation bonds	28,591,000	344,000	(293,000)	28,642,000
Municipal revenue bonds	4,838,000	54,000	(10,000)	4,882,000
Mutual funds	1,274,000	0	(2,000)	1,272,000

	$205,839,000	$4,327,000	$(2,845,000)	$207,321,000

December 31, 2010
U.S. Government agency debt obligations	$121,633,000	$1,704,000	$(1,775,000)	$121,562,000
Mortgage-backed securities	44,340,000	2,601,000	0	46,941,000
Michigan Strategic Fund bonds	18,175,000	0	0	18,175,000
Municipal general obligation bonds	28,594,000	227,000	(779,000)	28,042,000
Municipal revenue bonds	4,841,000	46,000	(44,000)	4,843,000
Mutual funds	1,264,000	3,000	0	1,267,000

	$218,847,000	$4,581,000	$(2,598,000)	$220,830,000

(Continued)

MERCANTILE BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
2.	SECURITIES (Continued)
Securities with unrealized losses at March 31, 2011 and December 31, 2010, aggregated by investment category and length of time that individual securities have been in a continuous loss position, are as follows:

	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss
March 31, 2011
U.S. Government agency debt obligations	$62,684,000	$(2,540,000)	$0	$0	$62,684,000	$(2,540,000)
Mortgage-backed securities	0	0	0	0	0	0
Michigan Strategic Fund bonds	0	0	0	0	0	0
Municipal general obligation bonds	3,227,000	(64,000)	6,290,000	(229,000)	9,517,000	(293,000)
Municipal revenue bonds	516,000	(4,000)	234,000	(6,000)	750,000	(10,000)
Mutual funds	1,272,000	(2,000)	0	0	1,272,000	(2,000)

	$67,699,000	$(2,610,000)	$6,524,000	$(235,000)	$74,223,000	$(2,845,000)

December 31, 2010
U.S. Government agency debt obligations	$56,588,000	$(1,775,000)	$0	$0	$56,588,000	$(1,775,000)
Mortgage-backed securities	0	0	0	0	0	0
Michigan Strategic Fund bonds	0	0	0	0	0	0
Municipal general obligation bonds	7,847,000	(299,000)	6,497,000	(480,000)	14,344,000	(779,000)
Municipal revenue bonds	811,000	(25,000)	805,000	(19,000)	1,616,000	(44,000)
Mutual funds	0	0	0	0	0	0

	$65,246,000	$(2,099,000)	$7,302,000	$(499,000)	$72,548,000	$(2,598,000)

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
At March 31, 2011, 76 debt securities and a mutual fund with a fair value totaling $74.2 million have unrealized losses with aggregate depreciation of $2.8 million, or 1.4% from the amortized cost basis of total securities. At March 31, 2011, 194 debt securities with a fair value totaling $115.0 million have unrealized gains with aggregate appreciation of $4.3 million, or 2.1% from the amortized cost basis of total securities. After we considered whether the securities were issued by the federal government or its agencies and whether downgrades by bond rating agencies had occurred, we determined that unrealized losses were due to changing interest rate environments. As we do not intend to sell our debt securities before recovery of their cost basis and we believe it is more likely than not that we will not be required to sell our debt securities before recovery of the cost basis, no declines are deemed to be other-than-temporary.
The amortized cost and fair value of debt securities at March 31, 2011, by contractual maturity, are shown below. The contractual maturity is utilized below for U.S. Government agency debt obligations and municipal bonds. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment fees. Securities not due at a single maturity date, primarily mortgage-backed securities, are shown separately.
(Continued)

MERCANTILE BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
2.	SECURITIES (Continued)
The maturities of securities and their weighted average yields at March 31, 2011 are also shown in the following table. The yields for municipal securities are shown at their tax equivalent yield.

	Weighted
	Average	Amortized	Fair
	Yield	Cost	Value
Due in 2011	6.89%	$500,000	$501,000
Due in 2012 through 2016	5.79	5,534,000	5,892,000
Due in 2017 through 2021	4.28	28,802,000	28,623,000
Due in 2022 and beyond	4.70	111,234,000	109,953,000
Mortgage-backed securities	5.14	40,390,000	42,975,000
Michigan Strategic Fund bonds	3.04	18,105,000	18,105,000
Mutual funds	3.10	1,274,000	1,272,000

	4.61%	$205,839,000	$207,321,000

At March 31, 2011, and December 31, 2010, the amortized cost of securities issued by the State of Michigan and all its political subdivisions totaled $33.4 million, with an estimated market value of $33.5 million and $32.9 million, respectively. Total securities of any other specific issuer, other than the U.S. Government and its agencies, did not exceed 10% of shareholders’ equity.
The carrying value of U.S. Government agency debt obligations and mortgage-backed securities that are pledged to secure repurchase agreements, other deposits, and letters of credit issued on behalf of our customers was $152.0 million and $166.9 million at March 31, 2011 and December 31, 2010, respectively. In addition, substantially all of our municipal bonds have been pledged to the Discount Window of the Federal Reserve Bank of Chicago. Investments in Federal Home Loan Bank stock are restricted and may only be resold or redeemed by the issuer.
(Continued)

MERCANTILE BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
3.	LOANS AND ALLOWANCE FOR LOAN LOSSES
Our total loans at March 31, 2011 were $1.21 billion compared to $1.26 billion at December 31, 2010, a decrease of $55.7 million, or 4.4%. The components of our loan portfolio disaggregated by class of loan within the loan portfolio segments at March 31, 2011 and December 31, 2010, and the percentage change in loans from the end of 2010 to the end of the first quarter of 2011, are as follows:

					Percent
	March 31, 2011		December 31, 2010		Increase
	Balance	%	Balance	%	(Decrease)
Commercial:
Commercial and industrial	$280,467,000	23.2%	$288,515,000	22.8%	(2.8)%
Vacant land, land development, and residential construction	80,904,000	6.7	83,786,000	6.6	(3.4)
Real estate – owner occupied	270,856,000	22.4	277,377,000	22.0	(2.4)
Real estate – non-owner occupied	419,603,000	34.8	449,104,000	35.6	(6.6)
Real estate – multi-family and residential rental	74,549,000	6.2	77,188,000	6.1	(3.4)

Total commercial	1,126,379,000	93.3	1,175,970,000	93.1	(4.2)

Retail:
Home equity and other	47,602,000	4.0	51,186,000	4.1	(7.0)
1-4 family mortgages	32,905,000	2.7	35,474,000	2.8	(7.2)

Total retail	80,507,000	6.7	86,660,000	6.9	(7.1)

Total loans	$1,206,886,000	100.0%	$1,262,630,000	100.0%	(4.4)%

Nonperforming loans as of March 31, 2011 and December 31, 2010 were as follows:

	March 31,	December 31,
	2011	2010
Loans past due 90 days or more still accruing interest	$0	$766,000
Nonaccrual loans, including troubled debt restructurings	55,444,000	63,915,000
Troubled debt restructurings, accruing interest	4,761,000	4,763,000

Total nonperforming loans	$60,205,000	$69,444,000

(Continued)

MERCANTILE BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
3.	LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)
The recorded principal balance of nonaccrual loans, including troubled debt restructurings, was as follows:

	March 31,	December 31,
	2011	2010
Commercial:
Commercial and industrial	$6,677,000	$10,128,000
Vacant land, land development, and residential construction	12,071,000	12,441,000
Real estate – owner occupied	8,408,000	10,172,000
Real estate – non-owner occupied	20,491,000	22,609,000
Real estate – multi-family and residential rental	4,439,000	4,686,000

Total commercial	52,086,000	60,036,000

Retail:
Home equity and other	2,075,000	2,425,000
1-4 family mortgages	1,283,000	1,454,000

Total retail	3,358,000	3,879,000

Total nonaccrual loans	$55,444,000	$63,915,000

(Continued)

MERCANTILE BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
3. LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)
     An age analysis of past due loans is as follows as of March 31, 2011:

			Greater				Recorded
	30 – 59	60 – 89	Than 89				Balance > 89
	Days	Days	Days	Total		Total	Days and
	Past Due	Past Due	Past Due	Past Due	Current	Loans	Accruing
Commercial:
Commercial and industrial	$608,000	$1,001,000	$3,310,000	$4,919,000	$275,548,000	$280,467,000	$0
Vacant land, land development, and residential construction	7,959,000	0	2,993,000	10,952,000	69,952,000	80,904,000	0
Real estate — owner occupied	96,000	1,332,000	4,628,000	6,056,000	264,800,000	270,856,000	0
Real estate — non-owner occupied	0	0	13,704,000	13,704,000	405,899,000	419,603,000	0
Real estate — multi-family and residential rental	323,000	91,000	2,818,000	3,232,000	71,317,000	74,549,000	0

Total commercial	8,986,000	2,424,000	27,453,000	38,863,000	1,087,516,000	1,126,379,000	0

Retail:
Home equity and other	488,000	9,000	710,000	1,207,000	46,395,000	47,602,000	0
1-4 family mortgages	0	5,000	822,000	827,000	32,078,000	32,905,000	0

Total retail	488,000	14,000	1,532,000	2,034,000	78,473,000	80,507,000	0

Total past due loans	$9,474,000	$2,438,000	$28,985,000	$40,897,000	$1,165,989,000	$1,206,886,000	$0

(Continued)

MERCANTILE BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
3. LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)
     An age analysis of past due loans is as follows as of December 31, 2010:

			Greater				Recorded
	30 – 59	60 – 89	Than 89				Balance > 89
	Days	Days	Days	Total		Total	Days and
	Past Due	Past Due	Past Due	Past Due	Current	Loans	Accruing
Commercial:
Commercial and industrial	$280,000	$2,074,000	$1,474,000	$3,828,000	$284,687,000	$288,515,000	$19,000
Vacant land, land development, and residential construction	0	453,000	3,586,000	4,039,000	79,747,000	83,786,000	0
Real estate — owner occupied	1,194,000	574,000	6,497,000	8,265,000	269,112,000	277,377,000	0
Real estate — non-owner occupied	164,000	4,341,000	12,520,000	17,025,000	432,079,000	449,104,000	747,000
Real estate — multi-family and residential rental	672,000	0	2,692,000	3,364,000	73,824,000	77,188,000	0

Total commercial	2,310,000	7,442,000	26,769,000	36,521,000	1,139,449,000	1,175,970,000	766,000
Retail:
Home equity and other	1,024,000	179,000	227,000	1,430,000	49,756,000	51,186,000	0
1-4 family mortgages	365,000	0	316,000	681,000	34,793,000	35,474,000	0

Total retail	1,389,000	179,000	543,000	2,111,000	84,549,000	86,660,000	0

Total past due loans	$3,699,000	$7,621,000	$27,312,000	$38,632,000	$1,223,998,000	$1,262,630,000	$766,000

(Continued)

MERCANTILE BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
3. LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)
     Impaired loans were as follows as of March 31, 2011:

	Unpaid			Average
	Contractual	Recorded		Recorded
	Principal	Principal	Related	Principal
	Balance	Balance	Allowance	Balance
With no related allowance recorded:
Commercial:
Commercial and industrial	$4,598,000	$2,310,000		$2,223,000
Vacant land, land development and residential construction	3,970,000	1,321,000		5,696,000
Real estate — owner occupied	6,968,000	3,781,000		4,350,000
Real estate — non-owner occupied	16,419,000	11,171,000		13,473,000
Real estate — multi-family and residential rental	1,420,000	786,000		919,000

Total commercial	33,375,000	19,369,000		26,661,000
Retail:
Home equity and other	684,000	678,000		414,000
1-4 family mortgages	464,000	446,000		292,000

Total retail	1,148,000	1,124,000		706,000

Total with no related allowance recorded	$34,523,000	$20,493,000		$27,367,000

With an allowance recorded:
Commercial:
Commercial and industrial	$4,195,000	$3,976,000	$1,787,000	$5,449,000
Vacant land, land development and residential construction	14,542,000	12,754,000	2,038,000	8,562,000
Real estate — owner occupied	8,521,000	5,633,000	1,537,000	5,945,000
Real estate — non-owner occupied	17,562,000	10,359,000	2,589,000	9,117,000
Real estate — multi-family and residential rental	5,656,000	3,497,000	772,000	3,484,000

Total commercial	50,476,000	36,219,000	8,723,000	32,557,000
Retail:
Home equity and other	1,242,000	1,222,000	412,000	1,566,000
1-4 family mortgages	552,000	548,000	52,000	728,000

Total retail	1,794,000	1,770,000	464,000	2,294,000

Total with an allowance recorded	$52,270,000	$37,989,000	$9,187,000	$34,851,000

Total impaired loans:
Commercial	83,851,000	55,588,000	8,723,000	59,218,000
Retail	2,942,000	2,894,000	464,000	3,000,000

Total impaired loans	$86,793,000	$58,482,000	$9,187,000	$62,218,000

Interest income of $0.1 million was recognized on impaired loans during the first quarter of 2011.
(Continued)

MERCANTILE BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
3. LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)
     Impaired loans were as follows as of December 31, 2010:

	Unpaid
	Contractual	Recorded
	Principal	Principal	Related
	Balance	Balance	Allowance
With no related allowance recorded:
Commercial:
Commercial and industrial	$3,133,000	$2,135,000
Vacant land, land development and residential construction	13,255,000	10,071,000
Real estate — owner occupied	9,327,000	4,920,000
Real estate — non-owner occupied	23,380,000	15,775,000
Real estate — multi-family and residential rental	1,657,000	1,052,000

Total commercial	50,752,000	33,953,000
Retail:
Home equity and other	277,000	151,000
1-4 family mortgages	151,000	137,000

Total retail	428,000	288,000

Total with no related allowance recorded	$51,180,000	$34,241,000

With an allowance recorded:
Commercial:
Commercial and industrial	$7,405,000	$6,922,000	$3,554,000
Vacant land, land development and residential construction	5,702,000	4,370,000	954,000
Real estate — owner occupied	7,047,000	6,257,000	1,996,000
Real estate — non-owner occupied	13,773,000	7,875,000	1,091,000
Real estate — multi-family and residential rental	5,544,000	3,472,000	909,000

Total commercial	39,471,000	28,896,000	8,504,000
Retail:
Home equity and other	1,799,000	1,910,000	1,007,000
1-4 family mortgages	1,141,000	909,000	191,000

Total retail	2,940,000	2,819,000	1,198,000

Total with an allowance recorded	$42,411,000	$31,715,000	$9,702,000

Total impaired loans:
Commercial	90,223,000	62,849,000	8,504,000
Retail	3,368,000	3,107,000	1,198,000

Total impaired loans	$93,591,000	$65,956,000	$9,702,000

(Continued)

MERCANTILE BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
3. LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)
Credit Quality Indicators. We utilize a comprehensive grading system for our commercial loans. All commercial loans are graded on a ten grade rating system. The rating system utilizes standardized grade paradigms that analyze several critical factors such as cash flow, operating performance, financial condition, collateral, industry condition and management. All commercial loans are graded at inception and reviewed and, if appropriate, re-graded at various intervals thereafter. The risk assessment for retail loans is primarily based on the type of collateral.
Loans by credit quality indicators were as follows as of March 31, 2011:
     Commercial credit exposure — credit risk profiled by internal credit risk grades:

		Commercial			Commercial
		Vacant Land,	Commercial	Commercial	Real Estate -
	Commercial	Land Development,	Real Estate -	Real Estate -	Multi-Family
	and	and Residential	Owner	Non-Owner	and Residential
	Industrial	Construction	Occupied	Occupied	Rental
Internal credit risk grade groupings:
Grades 1 — 4	$162,445,000	$8,226,000	$130,933,000	$161,492,000	$29,670,000
Grades 5 — 7	109,678,000	55,064,000	124,127,000	222,104,000	29,544,000
Grades 8 — 9	8,344,000	17,614,000	15,796,000	36,007,000	15,335,000

Total commercial	$280,467,000	$80,904,000	$270,856,000	$419,603,000	$74,549,000

Retail credit exposure — credit risk profiled by collateral type:

	Retail	Retail
	Home Equity	1-4 Family
	and Other	Mortgages
Total retail	$47,602,000	$32,905,000

(Continued)

MERCANTILE BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
3.	LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

Loans by credit quality indicators were as follows as of December 31, 2010:

Commercial credit exposure — credit risk profiled by internal credit risk grades:

		Commercial			Commercial
		Vacant Land,	Commercial	Commercial	Real Estate -
	Commercial	Land Development,	Real Estate -	Real Estate -	Multi-Family
	and	and Residential	Owner	Non-Owner	and Residential
	Industrial	Construction	Occupied	Occupied	Rental
Internal credit risk grade groupings:
Grades 1 — 4	$161,623,000	$8,098,000	$137,340,000	$160,746,000	$29,902,000
Grades 5 — 7	113,904,000	58,326,000	123,572,000	249,246,000	31,852,000
Grades 8 — 9	12,988,000	17,362,000	16,465,000	39,112,000	15,434,000

Total commercial	$288,515,000	$83,786,000	$277,377,000	$449,104,000	$77,188,000

Retail credit exposure — credit risk profiled by collateral type:

	Retail	Retail
	Home Equity	1-4 Family
	and Other	Mortgages
Total retail	$51,186,000	$35,474,000

(Continued)

MERCANTILE BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
3.	LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

All commercial loans are graded using the following number system:

Grade 1.	Excellent credit rating that contain very little, if any, risk of loss.

Grade 2.	Strong sources of repayment and have low repayment risk.

Grade 3.	Good sources of repayment and have limited repayment risk.

Grade 4.	Adequate sources of repayment and acceptable repayment risk; however, characteristics are present that render the credit more vulnerable to a negative event.

Grade 5.	Marginally acceptable sources of repayment and exhibit defined weaknesses and negative characteristics.

Grade 6.	Well defined weaknesses which may include negative current cash flow, high leverage, or operating losses. Generally, if the credit does not stabilize or if further deterioration is observed in the near term, the loan will likely be downgraded and placed on the Watch List (i.e., list of lending relationships that receive increased scrutiny and review by the Board of Directors and senior management).

Grade 7.	Defined weaknesses or negative trends that merit close monitoring through Watch List status.

Grade 8.	Inadequately protected by current sound net worth, paying capacity of the obligor, or pledged collateral, resulting in a distinct possibility of loss requiring close monitoring through Watch List status.

Grade 9.	Vital weaknesses exist where collection of principal is highly questionable.

Grade 10.	Considered uncollectible and of such little value that their continuance as an asset is not warranted.
The primary risk elements with respect to commercial loans are the financial condition of the borrower, the sufficiency of collateral, and timeliness of scheduled payments. We have a policy of requesting and reviewing periodic financial statements from commercial loan customers and employ a disciplined and formalized review of the existence of collateral and its value. The primary risk element with respect to each residential real estate loan and consumer loan is the timeliness of scheduled payments. We have a reporting system that monitors past due loans and have adopted policies to pursue creditor’s rights in order to preserve our collateral position.
(Continued)

MERCANTILE BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
3. LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)
Activity in the allowance for loan losses and the recorded investments in loans as of and during the three months ended March 31, 2011 are as follows:

	Commercial	Retail
	Loans	Loans	Unallocated	Total
Allowance for loan losses:
Beginning balance	$42,359,000	$2,972,000	$37,000	$45,368,000
Provision for loan losses	1,386,000	772,000	42,000	2,200,000
Charge-offs	(4,739,000)	(1,292,000)	0	(6,031,000)
Recoveries	499,000	82,000	0	581,000

Ending balance	$39,505,000	$2,534,000	$79,000	$42,118,000

Ending balance: individually evaluated for impairment	$8,723,000	$464,000	$0	$9,187,000

Ending balance: collectively evaluated for impairment	$30,782,000	$2,070,000	$79,000	$32,931,000

Total loans:
Ending balance	$1,126,379,000	$80,507,000		$1,206,886,000

Ending balance: individually evaluated for impairment	$55,588,000	$2,894,000		$58,482,000

Ending balance: collectively evaluated for impairment	$1,070,791,000	$77,613,000		$1,148,404,000

Activity in the allowance for loan losses during the three months ended March 31, 2010 is as follows:

Beginning balance	$47,878,000
Provision for loan losses	8,400,000
Charge-offs	(6,846,000)
Recoveries	694,000

Ending balance	$50,126,000

During the three months ended March 31, 2011, there were no purchases or sales of loans or reclassifications of loans held for sale.
(Continued)

MERCANTILE BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
4. PREMISES AND EQUIPMENT, NET
Premises and equipment are comprised of the following:

	March 31,	December 31,
	2011	2010
Land and improvements	$8,531,000	$8,531,000
Buildings	24,528,000	24,528,000
Furniture and equipment	12,478,000	12,478,000

	45,537,000	45,537,000
Less: accumulated depreciation	18,019,000	17,664,000

Premises and equipment, net	$27,518,000	$27,873,000

Depreciation expense totaled $0.4 million during the first quarter of 2011, compared to $0.6 million during the first quarter of 2010.
5. DEPOSITS
Our total deposits at March 31, 2011 totaled $1.25 billion compared to $1.27 billion at December 31, 2010, a decrease of $20.2 million, or 1.6%. The components of our outstanding balances at March 31, 2011 and December 31, 2010, and percentage change in deposits from the end of 2010 to the end of the first quarter of 2011, are as follows:

					Percent
	March 31, 2011		December 31, 2010		Increase
	Balance	%	Balance	%	(Decrease)
Noninterest-bearing demand	$136,025,000	10.8%	$112,944,000	8.9%	20.4%
Interest-bearing checking	163,115,000	13.0	158,177,000	12.4	3.1
Money market	157,476,000	12.6	150,631,000	11.8	4.5
Savings	37,442,000	3.0	60,201,000	4.7	(37.8)
Time, under $100,000	66,578,000	5.3	75,857,000	6.0	(12.2)
Time,$100,000 and over	196,476,000	15.7	206,954,000	16.2	(5.1)

	757,112,000	60.4	764,764,000	60.0	(1.0)

Out-of-area interest- bearing checking	7,249,000	0.6	0	NA	NA
Out-of-area time, under $100,000	28,939,000	2.3	37,253,000	2.9	(22.3)
Out-of-area time, $100,000 and over	460,344,000	36.7	471,815,000	37.1	(2.4)

	496,532,000	39.6	509,068,000	40.0	(2.5)

Total deposits	$1,253,644,000	100.0%	$1,273,832,000	100.0%	(1.6)%

(Continued)

MERCANTILE BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
6. SHORT-TERM BORROWINGS
Information relating to our securities sold under agreements to repurchase follows:

	Three Months Ended	Twelve Months Ended
	March 31, 2011	December 31, 2010
Outstanding balance at end of period	$80,821,000	$116,979,000
Average interest rate at end of period	0.60%	0.69%

Average daily balance during the period	$99,726,000	$107,781,000
Average interest rate during the period	0.66%	1.31%

Maximum daily balance during the period	$116,397,000	$133,280,000
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
7. FEDERAL HOME LOAN BANK ADVANCES
Our outstanding balances at March 31, 2011 and December 31, 2010 totaled $65.0 million and mature at varying dates from June 2011 through January 2014, with fixed rates of interest from 3.04% to 4.42% and averaging 3.73%.
Each advance is payable at its maturity date, and is subject to a prepayment fee if paid prior to the maturity date. The advances are collateralized by residential mortgage loans, first mortgage liens on multi-family residential property loans, first mortgage liens on commercial real estate property loans, and substantially all other assets of our bank, under a blanket lien arrangement. Our borrowing line of credit as of March 31, 2011 totaled about $145 million, with availability approximating $80 million.
Maturities of currently outstanding FHLB advances during the next 60 months are:

2011	$10,000,000
2012	40,000,000
2013	10,000,000
2014	5,000,000
2015	0
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
These instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized, if any, in the balance sheet. Our bank’s maximum exposure to loan loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual notional amount of those instruments. Our bank uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments. Collateral, such as accounts receivable, securities, inventory, and property and equipment, is generally obtained based on our credit assessment of the borrower. If required, estimated loss exposure resulting from these instruments is expensed and recorded as a liability. The balance of the liability was $0 as of March 31, 2011 and December 31, 2010.
A summary of the contractual amounts of our financial instruments with off-balance sheet risk at March 31, 2011 and December 31, 2010 follows:

	March 31,	December 31,
	2011	2010
Commercial unused lines of credit	$159,728,000	$158,945,000
Unused lines of credit secured by 1 — 4 family residential properties	26,849,000	26,870,000
Credit card unused lines of credit	7,610,000	7,768,000
Other consumer unused lines of credit	4,432,000	4,052,000
Commitments to extend credit	25,477,000	9,840,000
Standby letters of credit	17,378,000	19,343,000

	$241,474,000	$226,818,000

(Continued)

MERCANTILE BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
8. COMMITMENTS AND OFF-BALANCE SHEET RISK (Continued)
Certain of our commercial loan customers have entered into interest rate swap agreements directly with our correspondent banks. To assist our commercial loan customers in these transactions, and to encourage our correspondent banks to enter into the interest rate swap transactions with minimal credit underwriting analyses on their part, we have entered into risk participation agreements with the correspondent banks whereby we agree to make payments to the correspondent banks owed by our commercial loan customers under the interest rate swap agreement in the event that our commercial loan customers do not make the payments. We are not a party to the interest rate swap agreements under these arrangements. As of March 31, 2011, the total notional amount of the underlying interest rate swap agreements was $43.4 million, with a net fair value from our commercial loan customers’ perspective of negative $3.7 million. These risk participation agreements are considered financial guarantees in accordance with applicable accounting guidance and are therefore recorded as liabilities at fair value, generally equal to the fees collected at the time of their execution. These liabilities are accreted into income during the term of the interest rate swap agreements, generally ranging from four to fifteen years.
9. FAIR VALUES OF FINANCIAL INSTRUMENTS
Carrying amounts and estimated fair values of financial instruments were as follows as of March 31, 2011 and December 31, 2010:

	March 31, 2011		December 31, 2010
	Carrying	Fair	Carrying	Fair
	Values	Values	Values	Values
Financial assets
Cash and cash equivalents	$76,888,000	$76,888,000	$64,198,000	$64,198,000
Securities available for sale	207,321,000	207,321,000	220,830,000	220,830,000
Federal Home Loan Bank stock	14,345,000	14,345,000	14,345,000	14,345,000
Loans, net	1,164,768,000	1,170,475,000	1,217,262,000	1,223,911,000
Bank owned life insurance	47,182,000	47,182,000	46,743,000	46,743,000
Accrued interest receivable	5,885,000	5,885,000	5,942,000	5,942,000

Financial liabilities
Deposits	1,253,644,000	1,263,743,000	1,273,832,000	1,284,767,000
Securities sold under agreements to repurchase	80,821,000	80,821,000	116,979,000	116,979,000
Federal Home Loan Bank advances	65,000,000	66,998,000	65,000,000	67,668,000
Subordinated debentures	32,990,000	32,990,000	32,990,000	33,006,000
Accrued interest payable	4,403,000	4,403,000	4,749,000	4,749,000
(Continued)

MERCANTILE BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
9. FAIR VALUES OF FINANCIAL INSTRUMENTS (Continued)
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
Current accounting pronouncements require disclosure of the estimated fair value of financial instruments as disclosed in Note 10. Given current market conditions, a portion of our loan portfolio is not readily marketable and market prices do not exist. We have not attempted to market our loans to potential buyers, if any exist, to determine the fair value of those instruments. Since negotiated prices in illiquid markets depend upon the then present motivations of the buyer and seller, it is reasonable to assume that actual sales prices could vary widely from any estimate of fair value made without the benefit of negotiations. Additionally, changes in market interest rates can dramatically impact the value of financial instruments in a short period of time. Accordingly, the fair value measurements for loans included in the table above are unlikely to represent the instruments’ liquidation values.
10. FAIR VALUES
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

Securities held to maturity. Securities held to maturity are carried at amortized cost when we have the positive intent and ability to hold them to maturity. The fair value of held to maturity securities is based on quoted prices, if available. If quoted prices are not available, fair values are measured using independent pricing models. We had no securities held to maturity outstanding as of March 31, 2011 or December 31, 2010.
(Continued)

MERCANTILE BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
10.	FAIR VALUES (Continued)

Mortgage loans held for sale. Mortgage loans held for sale are carried at the lower of aggregate cost or fair value and are measured on a nonrecurring basis. Fair value is based on independent quoted market prices, where applicable, or the prices for other mortgage whole loans with similar characteristics. As of March 31, 2011 and December 31, 2010, we determined that the fair value of our mortgage loans held for sale was similar to the cost; therefore, we carried the $0.6 million and $2.7 million, respectively, of such loans at cost so they are not included in the nonrecurring table below.

Loans. We do not record loans at fair value on a recurring basis. However, from time to time, we record nonrecurring fair value adjustments to collateral dependent loans to reflect partial write-downs or specific reserves that are based on the observable market price or current estimated value of the collateral. These loans are reported in the nonrecurring table below at initial recognition of impairment and on an ongoing basis until recovery or charge-off.

Foreclosed Assets. At time of foreclosure or repossession, foreclosed and repossessed assets are adjusted to fair value less costs to sell upon transfer of the loans to foreclosed and repossessed assets, establishing a new cost basis. We subsequently adjust estimated fair value of foreclosed assets on a nonrecurring basis to reflect write-downs based on revised fair value estimates.

Derivatives. For interest rate swaps, we measure fair value utilizing models that use primarily market observable inputs, such as yield curves and option volatilities, and accordingly, are classified as Level 2. We had no interest rate swap contracts outstanding as of March 31, 2011 or December 31, 2010.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The balances of assets and liabilities measured at fair value on a recurring basis as of March 31, 2011 are as follows:

		Quoted
		Prices in
		Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
U.S. Government agency debt obligations	$111,445,000	$0	$111,445,000	$0
Mortgage-backed securities	42,975,000	0	42,975,000	0
Michigan Strategic Fund bonds	18,105,000	0	18,105,000	0
Municipal general obligation bonds	28,642,000	0	28,642,000	0
Municipal revenue bonds	4,882,000	0	4,882,000	0
Mutual funds	1,272,000	0	1,272,000	0

Total	$207,321,000	$0	$207,321,000	$0

     There were no transfers in or out of Level 1, Level 2 or Level 3 during the first three months of 2011.
(Continued)

MERCANTILE BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
10.	FAIR VALUES (Continued)

The balances of assets and liabilities measured at fair value on a recurring basis as of December 31, 2010 are as follows:

		Quoted
		Prices in
		Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
U.S. Government agency debt obligations	$121,562,000	$0	$121,562,000	$0
Mortgage-backed securities	46,941,000	0	46,941,000	0
Michigan Strategic Fund bonds	18,175,000	0	18,175,000	0
Municipal general obligation bonds	28,042,000	0	28,042,000	0
Municipal revenue bonds	4,843,000	0	4,843,000	0
Mutual funds	1,267,000	0	1,267,000	0

Total	$220,830,000	$0	$220,830,000	$0

     There were no transfers in or out of Level 1, Level 2 or Level 3 during 2010.
     Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
     The balances of assets and liabilities measured at fair value on a nonrecurring basis as of March 31, 2011 are as follows:

		Quoted
		Prices in
		Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Impaired loans (1)	$41,381,000	$0	$0	$41,381,000
Foreclosed assets (1)	15,884,000	0	0	15,884,000

Total	$57,265,000	$0	$0	$57,265,000

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

The prompt corrective action regulations provide five classifications, including well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized, although these terms are not used to represent overall financial condition. If an institution is not well capitalized, regulatory approval is required to accept brokered deposits. Subject to limited exceptions, no institution may make a capital distribution if, after making the distribution, it would be undercapitalized. If an institution is undercapitalized, it is subject to close monitoring by its principal federal regulator, its asset growth and expansion are restricted, and plans for capital restoration are required. In addition, further specific types of restrictions may be imposed on the institution at the discretion of the federal regulator. At March 31, 2011 and December 31, 2010, our bank was in the well capitalized category under the regulatory framework for prompt corrective action. There are no conditions or events since March 31, 2011 that we believe have changed our bank’s categorization.
(Continued)

MERCANTILE BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
11.	REGULATORY MATTERS (Continued)

Our actual capital levels (dollars in thousands) and the minimum levels required to be categorized as adequately and well capitalized were:

					Minimum Required
					to be Well
			Minimum Required		Capitalized Under
			for Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Regulations
	Amount	Ratio	Amount	Ratio	Amount		Ratio
March 31, 2011
Total capital (to risk weighted assets)
Consolidated	$175,536	13.0%	$108,231	8.0%	$	NA	NA
Bank	176,312	13.0	108,149	8.0		135,186	10.0%
Tier 1 capital (to risk weighted assets)
Consolidated	158,314	11.7	54,116	4.0		NA	NA
Bank	159,102	11.8	54,075	4.0		81,112	6.0
Tier 1 capital (to average assets)
Consolidated	158,314	9.9	64,116	4.0		NA	NA
Bank	159,102	9.9	64,077	4.0		80,096	5.0

December 31, 2010
Total capital (to risk weighted assets)
Consolidated	$175,029	12.5%	$112,480	8.0%	$	NA	NA
Bank	175,122	12.5	112,398	8.0		140,497	10.0%
Tier 1 capital (to risk weighted assets)
Consolidated	157,111	11.2	56,240	4.0		NA	NA
Bank	157,217	11.2	56,199	4.0		84,299	6.0
Tier 1 capital (to average assets)
Consolidated	157,111	9.1	69,135	4.0		NA	NA
Bank	157,217	9.1	69,112	4.0		86,389	5.0
(Continued)

MERCANTILE BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
11.	REGULATORY MATTERS (Continued)

Our consolidated capital levels as of March 31, 2011 and December 31, 2010 include $32.0 million of trust preferred securities issued by the trust in September 2004 and December 2004 subject to certain limitations. Under applicable Federal Reserve guidelines, the trust preferred securities constitute a restricted core capital element. The guidelines provide that the aggregate amount of restricted core elements that may be included in our Tier 1 capital must not exceed 25% of the sum of all core capital elements, including restricted core capital elements, net of goodwill less any associated deferred tax liability. Our ability to include the trust preferred securities in Tier 1 capital in accordance with the guidelines is not affected by the provision of the Dodd-Frank Act generally restricting such treatment, because (i) the trust preferred securities were issued before May 19, 2010, and ii) our total consolidated assets as of December 31, 2009 were less than $15.0 billion. As of March 31, 2011 and December 31, 2010, all $32.0 million of the trust preferred securities were included in our consolidated Tier 1 capital.

On July 9, 2010, we announced via a Form 8-K filed with the SEC that we were deferring regularly scheduled quarterly interest payments on our subordinated debentures beginning with the quarterly interest payment scheduled to be paid on July 18, 2010. The deferral of interest payments on the subordinated debentures results in the deferral of distributions on our trust preferred securities. We also announced that we were deferring regularly scheduled quarterly dividend payments on our preferred stock beginning with the quarterly dividend payment scheduled to be paid on August 15, 2010. We have not determined the duration of the deferral period.

Our and our bank’s ability to pay cash and stock dividends is subject to limitations under various laws and regulations and to prudent and sound banking practices. In April 2010, we suspended future payments of cash dividends on our common stock until economic conditions and our financial performance improve. In addition, we are precluded from paying dividends on our common stock and preferred stock because, under the terms of our subordinated debentures, we cannot pay dividends during periods when we have deferred the payment of interest on our subordinated debentures; and, as indicated above in this Note 11, we are now deferring such interest payments. Also, pursuant to our Articles of Incorporation, we are precluded from paying dividends on our common stock while any dividends accrued on our preferred stock have not been declared and paid. Because, as indicated above in this Note 11, we have suspended the payment of dividends on our preferred stock, we are precluded from paying dividends on our common stock.

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
Future Factors include, among others, changes in interest rates and interest rate relationships; demand for products and services; the degree of competition by traditional and non-traditional competitors; changes in banking regulation or actions by bank regulators; changes in tax laws; changes in prices, levies, and assessments; the impact of technological advances; governmental and regulatory policy changes; the outcomes of contingencies; trends in customer behavior as well as their ability to repay loans; changes in local real estate values; changes in the national and local economies; and risk factors described in our annual report on Form 10-K for the year ended December 31, 2010 or in this report. These are representative of the Future Factors that could cause a difference between an ultimate actual outcome and a forward-looking statement.
Introduction
The following discussion compares the financial condition of Mercantile Bank Corporation and its consolidated subsidiaries, Mercantile Bank of Michigan (“our bank”), our bank’s three subsidiaries, Mercantile Bank Mortgage Company, LLC (“our mortgage company”), Mercantile Bank Real Estate Co., LLC (“our real estate company”) and Mercantile Insurance Center, Inc. (“our insurance company”), at March 31, 2011 and December 31, 2010 and the results of operations for the three months ended March 31, 2011 and March 31, 2010. This discussion should be read in conjunction with the interim consolidated financial statements and footnotes included in this report. Unless the text clearly suggests otherwise, references in this report to “us,” “we,” “our” or “the company” include Mercantile Bank Corporation and its consolidated subsidiaries referred to above.
Critical Accounting Policies
Accounting principles generally accepted in the United States of America are complex and require us to apply significant judgment to various accounting, reporting and disclosure matters. We must use assumptions and estimates to apply these principles where actual measurements are not possible or practical. Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our unaudited financial statements included in this report. For a discussion of our significant accounting policies, see Note 1 of the Notes to our Consolidated Financial Statements included on pages F-46 through F-51 in our Form 10-K for the fiscal year ended December 31, 2010 (Commission file number 000-26719). Our allowance for loan losses policy and accounting for income taxes are highly dependent upon subjective or complex judgments, assumptions and estimates. Changes in such estimates may have a significant impact on the financial statements, and actual results may differ from those estimates. We have reviewed the application of these policies with the Audit Committee of our Board of Directors.

MERCANTILE BANK CORPORATION
Allowance for Loan Losses: The allowance for loan losses (“allowance”) is maintained at a level we believe is adequate to absorb probable incurred losses identified and inherent in the loan portfolio. Our evaluation of the adequacy of the allowance is an estimate based on past loan loss experience, the nature and volume of the loan portfolio, information about specific borrower situations and estimated collateral values, guidance from bank regulatory agencies, and assessments of the impact of current and anticipated economic conditions on the loan portfolio. Allocations of the allowance may be made for specific loans, but the entire allowance is available for any loan that, in our judgment, should be charged-off. Loan losses are charged against the allowance when we believe the uncollectability of a loan is likely. The balance of the allowance represents our best estimate, but significant downturns in circumstances relating to loan quality or economic conditions could result in a requirement for an increased allowance in the future. Likewise, an upturn in loan quality or improved economic conditions may result in a decline in the required allowance in the future. In either instance, unanticipated changes could have a significant impact on operating earnings.
The allowance is increased through a provision charged to operating expense. Uncollectable loans are charged-off through the allowance. Recoveries of loans previously charged-off are added to the allowance. A loan is considered impaired when it is probable that contractual interest and principal payments will not be collected either for the amounts or by the dates as scheduled in the loan agreement. Impairment is evaluated in aggregate for smaller-balance loans of similar nature such as residential mortgage, consumer and credit card loans, and on an individual loan basis for other loans. If a loan is impaired, a portion of the allowance is allocated so that the loan is reported, net, at the present value of estimated future cash flows using the loan’s existing rate or at the fair value of collateral if repayment is expected solely from the collateral. The timing of obtaining outside appraisals varies, generally depending on the nature and complexity of the property being evaluated, general breadth of activity within the marketplace and the age of the most recent appraisal. For collateral dependent impaired loans, in most cases we obtain and use the “as is” value as indicated in the appraisal report, adjusting for any expected selling costs. In certain circumstances, we may internally update outside appraisals based on recent information impacting a particular or similar property, or due to identifiable trends (e.g., recent sales of similar properties) within our markets. The expected future cash flows exclude potential cash flows from certain guarantors. To the extent these guarantors provide repayments, a recovery would be recorded upon receipt. Loans are evaluated for impairment when payments are delayed, typically 30 days or more, or when serious deficiencies are identified within the credit relationship. Our policy for recognizing income on impaired loans is to accrue interest unless a loan is placed on nonaccrual status. We put loans into nonaccrual status when the full collection of principal and interest is not expected.
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

MERCANTILE BANK CORPORATION
Accounting guidance requires that we assess whether a valuation allowance should be established against our net deferred tax asset based on the consideration of all available evidence using a “more likely than not” standard. In making such judgments, we consider both positive and negative evidence and analyze changes in near-term market conditions as well as other factors which may impact future operating results. Significant weight is given to evidence that can be objectively verified. Despite improvements in key areas such as an expanded net interest margin, increased regulatory capital levels, a continued shift to local funding sources and reduced controllable overhead costs, the loan provision expense and problem asset administrative costs remain sizable. The continuing impact from the distressed operating environment has restricted our ability to rely on projections of future taxable income to support the recovery of our deferred tax asset. Consequently, we have determined it necessary to establish and maintain a valuation allowance against our entire net deferred tax asset as of March 31, 2011 and December 31, 2010. We will continue to monitor our net deferred tax asset quarterly for changes affecting its realizability.
Financial Overview
Over the past several years, our earnings performance has been negatively impacted by substantial provisions to the allowance for loan losses as well as administrative costs associated with problem assets. Ongoing state, regional and national economic struggles have negatively impacted some of our borrowers’ cash flows and underlying collateral values, leading to an elevated level of nonperforming assets, higher loan charge-offs and increased overall credit risk within our loan portfolio. We have worked with our borrowers to develop constructive dialogue to strengthen our relationships and enhance our ability to resolve complex issues; however, with the environment for the banking industry likely to remain stressed until economic conditions improve, credit quality will continue to be our major concern. We will remain vigilant in the identification and administration of problem assets, but provisions to the allowance and problem asset administration costs will likely remain above historical levels for some period of time, dampening future earnings performance.
We recorded a net profit during the first quarter of 2011, our first quarterly net profit since the fourth quarter of 2008. A significantly lower provision expense primarily provided for the positive earnings performance; however, our improved earnings performance also reflects the many positive steps we have taken over the past several years to not only partially mitigate the impact of asset quality-related costs in the near term, but to benefit us on a longer-term basis as well. First, our net interest margin has been expanding as we have replaced maturing high-rate deposits and borrowed funds with lower-cost funds, while at the same time our commercial loan pricing initiatives offset the negative impact of a relatively high level of nonaccrual loans. Next, our regulatory risk-based capital ratios are increasing, as the sale of preferred stock under the Department of Treasury’s Capital Purchase Program and the reduction of loans outstanding have more than offset the impact of our cumulative net losses. In addition, we are increasing our local deposit balances, reflecting the successful implementation of various initiatives, campaigns and product enhancements. The local deposit growth, combined with the reduction of loans outstanding, are providing for a substantial reduction of, and reliance on, wholesale funds. Lastly, we are seeing the positive effect of our branch consolidation and other overhead cost reduction initiatives, as we continue to make strides to reduce controllable noninterest expense.
Our asset quality metrics are on an improving trend, and we are cautiously optimistic that the positive trends will continue. In aggregate dollar amounts, nonperforming asset levels have been declining over the past four quarters, and as of March 31, 2011 were at the lowest level since March 31, 2009. Progress in the stabilization of economic and real estate market conditions has provided for numerous loan rating upgrades and significantly lower volumes of loan rating downgrades, providing for a substantially lower provision expense during the first quarter of 2011. We believe a continuation of improved market conditions will provide for lower future period provision expense and problem asset administration costs when compared to levels over the past several years.

MERCANTILE BANK CORPORATION
Financial Condition
During the first three months of 2011, our total assets decreased $55.5 million, and totaled $1.58 billion as of March 31, 2011. The decline in total assets was comprised primarily of a $55.7 million reduction in total loans and a $13.5 million decrease in securities, more than offsetting a $12.7 million increase in cash and cash equivalents. Total deposits declined $20.2 million and securities sold under agreements to repurchase (“repurchase agreements”) decreased $36.2 million.
Commercial loans declined $49.6 million during the first three months of 2011, and at March 31, 2011 totaled $1.13 billion, or 93.3% of the loan portfolio. The decline in outstanding balances primarily reflects the impact of a concerted effort on our part to reduce exposure to certain non-owner occupied commercial real estate (“CRE”) lending and the sluggishness in business activity in our markets. During the first three months of 2011, commercial loans collateralized by non-owner occupied CRE declined $32.1 million. Our systematic approach to reducing our exposure to certain non-owner occupied CRE lending will be prolonged, given the nature of CRE lending and depressed economic conditions; however, we believe that such a reduction is in our best interest when taking into account the increased inherent credit risk and nominal deposit balances generally associated with the targeted borrowing relationships. Our commercial and industrial (“C&I”) loan portfolio declined $8.0 million during the first three months of 2011, in large part reflecting ongoing sluggish business activity and a corresponding reduction in accounts receivable and inventory financings. We would expect to see an increase in commercial line of credit usage when economic conditions improve. Also during the first three months of 2011, commercial loans collateralized by owner-occupied CRE declined $6.5 million and commercial loans related to vacant land, land development and residential construction decreased by $2.9 million.
The commercial loan portfolio represents loans to businesses generally located within our market areas. Approximately 75% of the commercial loan portfolio is primarily secured by real estate properties, with the remaining generally secured by other business assets such as accounts receivable, inventory and equipment. The continued concentration of the loan portfolio in commercial loans is consistent with our strategy of focusing a substantial amount of our efforts on commercial banking. Corporate and business lending is an area of expertise for our senior management team, and our commercial lenders have extensive commercial lending experience, with most having at least ten years’ experience. Of each of the loan categories that we originate, commercial loans are most efficiently originated and managed, thus limiting overhead costs by necessitating the attention of fewer employees. Our commercial lending business generates the largest portion of local deposits and is our primary source of demand deposits.

MERCANTILE BANK CORPORATION
The following table summarizes our loans secured by real estate, excluding residential mortgage loans representing permanent financing of owner occupied dwellings and home equity lines of credit:

	3/31/11	12/31/10	9/30/10	6/30/10	3/31/10
Residential-Related:
Vacant Land	$16,321,000	$17,201,000	$18,013,000	$20,351,000	$20,871,000
Land Development	27,171,000	28,147,000	29,735,000	29,627,000	32,199,000
Construction	4,906,000	5,621,000	5,854,000	6,627,000	7,872,000

	48,398,000	50,969,000	53,602,000	56,605,000	60,942,000

Comm’l Non-Owner Occupied:
Vacant Land	13,669,000	14,293,000	15,416,000	19,812,000	22,304,000
Land Development	16,492,000	17,807,000	18,221,000	18,585,000	19,058,000
Construction	10,046,000	31,827,000	39,620,000	52,295,000	52,107,000
Commercial Buildings	484,629,000	489,371,000	509,777,000	512,816,000	539,284,000

	524,836,000	553,298,000	583,034,000	603,508,000	632,753,000

Comm’l Owner Occupied:
Construction	1,404,000	672,000	0	1,360,000	1,651,000
Commercial Buildings	273,739,000	282,388,000	298,846,000	302,768,000	316,302,000

	275,143,000	283,060,000	298,846,000	304,128,000	317,953,000

Total	$848,377,000	$887,327,000	$935,482,000	$964,241,000	$1,011,648,000

Residential mortgage loans and consumer loans declined in aggregate $6.2 million during the first three months of 2011, and at March 31, 2011, totaled $80.5 million, or 6.7% of the total loan portfolio. Although residential mortgage loan and consumer loan portfolios may increase in future periods, we expect the commercial sector of the lending efforts and resultant assets to remain the dominant loan portfolio category.
Our credit policies establish guidelines to manage credit risk and asset quality. These guidelines include loan review and early identification of problem loans to provide appropriate loan portfolio administration. The credit policies and procedures are meant to minimize the risk and uncertainties inherent in lending. In following these policies and procedures, we must rely on estimates, appraisals and evaluations of loans and the possibility that changes in these could occur quickly because of changing economic conditions. Identified problem loans, which exhibit characteristics (financial or otherwise) that could cause the loans to become nonperforming or require restructuring in the future, are included on the internal “watch list”. Senior management and the Board of Directors review this list regularly. Market value estimates of collateral on impaired loans, as well as on foreclosed and repossessed assets, are reviewed periodically; however, we have a process in place to monitor whether value estimates at each quarter-end are reflective of current market conditions. Our credit policies establish criteria for obtaining appraisals and determining internal value estimates. We may also adjust outside and internal valuations based on identifiable trends within our markets, such as recent sales of similar properties or assets, listing prices and offers received. In addition, we may discount certain appraised and internal value estimates to address distressed market conditions.

MERCANTILE BANK CORPORATION
The levels of net loan charge-offs and nonperforming assets have been elevated since early 2007. The substantial and rapid collapse of the residential real estate market that started in 2007 had a significant negative impact on the residential real estate development lending portion of our business. The resulting decline in real estate prices and slowdown in sales have stretched the cash flow of our local developers and eroded the value of our underlying collateral, causing elevated levels of nonperforming assets and net loan charge-offs. In addition, we have witnessed stressed economic conditions in Michigan and throughout the country over the past several years. The resulting decline in business revenue has negatively impacted the cash flows of many of our borrowers, some to the point where loan payments have become past due or will likely become delinquent in future periods. In addition, real estate prices have fallen significantly, thereby exposing us to larger-than-typical losses in those instances where the sale of collateral is the primary source of repayment. Also during this time, we have seen deterioration in guarantors’ financial capacities to fund deficient cash flows and reduce or eliminate collateral deficiencies. It is likely that the net loan charge-offs and nonperforming assets will remain elevated in comparison to our historical levels until economic conditions improve.
Throughout 2008, we experienced a rapid deterioration in a number of commercial loan relationships which previously had been performing satisfactorily. Analysis of certain commercial borrowers revealed a reduced capability on the part of these borrowers to make required payments as indicated by factors such as delinquent loan payments, diminished cash flow, deteriorating financial performance, or past due property taxes, and in the case of commercial and residential development projects slow absorption or sales trends. In addition, commercial real estate is the primary source of collateral for many of these borrowing relationships and updated evaluations and appraisals in many cases reflected significant declines from the original estimated values.
Throughout 2009, 2010 and during the first three months of 2011, we saw a continuation of the stresses caused by the poor economic conditions, especially in the CRE markets. High vacancy rates or slow absorption have resulted in inadequate cash flow generated from some real estate projects we have financed, and have required guarantors to provide personal funds to make full contractual loan payments and pay other operating costs. In some cases, the guarantors’ cash and other liquid reserves have become seriously diminished. In other cases, sale of the collateral, either by the borrower or us, is our primary source of repayment.
We are, however, encouraged by the apparent credit quality stabilization within our loan portfolio during the past several quarters. After a period of significant and ongoing increases from 2007 through September 30, 2009, the level of nonperforming assets was relatively unchanged from September 30, 2009 through June 30, 2010, and then declined during the third and fourth quarters of 2010 and first quarter of 2011. Of particular note are the reduced level of additions to the nonperforming asset category and an increased level of interest in, and sales of, foreclosed properties and assets securing nonperforming loans.
As of March 31, 2011, nonperforming assets totaled $76.1 million, or 4.8% of total assets, compared to $86.1 million (5.3% of total assets) and $117.6 million (6.2% of total assets) as of December 31, 2010 and March 31, 2010, respectively. The $10.0 million reduction during the first three months of 2011 and the $41.5 million decline during the twelve-month period ended March 31, 2011 are primarily associated with loans on, and properties consisting of, non-owner occupied CRE and residential-related development. As of March 31, 2011, nonperforming loans secured by, and foreclosed properties consisting of, non-owner occupied CRE properties totaled $30.1 million, reflecting reductions of $4.1 million and $16.5 million from December 31, 2010 and March 31, 2010, respectively. Nonperforming loans and foreclosed properties associated with the development of residential-related real estate totaled $16.5 million as of March 31, 2011, reflecting reductions of $0.4 million and $17.7 million from December 31, 2010 and March 31, 2010, respectively. Nonperforming C&I loans and repossessed assets totaled $4.8 million as of March 31, 2011, a reduction of $3.5 million from December 31, 2010 and $4.6 million from March 31, 2010.

MERCANTILE BANK CORPORATION
The following table summarizes nonperforming loans, including troubled debt restructurings:

	3/31/11	12/31/10	9/30/10	6/30/10	3/31/10
Past due 90 days or more and accruing interest	$0	$766,000	$0	$24,000	$0
Nonaccrual, including troubled debt restructurings	55,444,000	63,915,000	64,639,000	81,543,000	88,450,000
Troubled debt restructurings, accruing interest	4,761,000	4,763,000	5,862,000	5,946,000	6,011,000

Total	$60,205,000	$69,444,000	$70,501,000	$87,513,000	$94,461,000

The following table provides a breakdown of nonperforming assets by property type:

	3/31/11	12/31/10	9/30/10	6/30/10	3/31/10
Residential Real Estate:
Land Development	$14,252,000	$14,547,000	$16,746,000	$21,551,000	$22,781,000
Construction	2,268,000	2,333,000	2,924,000	10,231,000	11,425,000
Owner Occupied / Rental	8,893,000	9,454,000	7,251,000	6,159,000	5,908,000

	25,413,000	26,334,000	26,921,000	37,941,000	40,114,000

Commercial Real Estate:
Land Development	2,422,000	2,454,000	2,277,000	2,050,000	3,031,000
Construction	0	0	0	571,000	1,238,000
Owner Occupied	13,389,000	14,740,000	15,083,000	16,216,000	17,311,000
Non-Owner Occupied	30,086,000	34,209,000	41,725,000	46,706,000	46,552,000

	45,897,000	51,403,000	59,085,000	65,543,000	68,132,000

Non-Real Estate:
Commercial Assets	4,728,000	8,221,000	6,386,000	7,049,000	9,303,000
Consumer Assets	51,000	161,000	5,000	0	8,000

	4,779,000	8,382,000	6,391,000	7,049,000	9,311,000

Total	$76,089,000	$86,119,000	$92,397,000	$110,533,000	$117,557,000

MERCANTILE BANK CORPORATION
The following table provides a reconciliation of nonperforming assets:

	1st Qtr	4th Qtr	3rd Qtr	2nd Qtr	1st Qtr
	2011	2010	2010	2010	2010
Beginning balance	$86,119,000	$92,397,000	$110,533,000	$117,557,000	$111,658,000
Additions	3,848,000	13,602,000	10,905,000	13,101,000	23,054,000
Returns to performing status	(766,000)	(1,019,000)	(7,938,000)	(1,356,000)	(811,000)
Principal payments	(5,555,000)	(7,217,000)	(5,422,000)	(7,332,000)	(4,242,000)
Sale proceeds	(2,085,000)	(5,282,000)	(1,209,000)	(2,398,000)	(5,080,000)
Loan charge-offs	(4,800,000)	(4,650,000)	(12,829,000)	(8,176,000)	(6,117,000)
Valuation write-downs	(672,000)	(1,712,000)	(1,643,000)	(863,000)	(905,000)

Total	$76,089,000	$86,119,000	$92,397,000	$110,533,000	$117,557,000

Net loan charge-offs during the first quarter of 2011 totaled $5.4 million, or an annualized 1.79% of average total loans. For comparative purposes, net loan charge-offs equaled 2.43% and 2.24% of average loans during 2010 and 2009, respectively. Approximately 60% of the loan charge-offs during the first quarter of 2011 represent the charge-off of specific reserves that were created through provision expense in prior periods. Net loan charge-offs in at least the next few quarters are expected to remain elevated compared to historical averages due to the higher volume of nonperforming loans and stressed economic conditions.
The following table provides a breakdown of net loan charge-offs (recoveries) by collateral type:

	1st Qtr	4th Qtr	3rd Qtr	2nd Qtr	1st Qtr
	2011	2010	2010	2010	2010
Residential Real Estate:
Land Development	$(2,000)	$312,000	$2,115,000	$1,254,000	$565,000
Construction	0	173,000	93,000	649,000	587,000
Owner Occupied / Rental	1,208,000	120,000	1,212,000	407,000	326,000

	1,206,000	605,000	3,420,000	2,310,000	1,478,000

Commercial Real Estate:
Land Development	(73,000)	219,000	360,000	674,000	617,000
Construction	0	0	0	660,000	0
Owner Occupied	1,436,000	976,000	2,159,000	726,000	1,091,000
Non-Owner Occupied	(40,000)	2,642,000	6,805,000	2,551,000	1,945,000

	1,323,000	3,837,000	9,324,000	4,611,000	3,653,000

Non-Real Estate:
Commercial Assets	2,794,000	819,000	1,517,000	1,670,000	1,012,000
Consumer Assets	126,000	47,000	1,000	(3,000)	9,000

	2,920,000	866,000	1,518,000	1,667,000	1,021,000

Total	$5,449,000	$5,308,000	$14,262,000	$8,588,000	$6,152,000

MERCANTILE BANK CORPORATION
In each accounting period, we adjust the allowance to the amount we believe is necessary to maintain the allowance at adequate levels. Through the loan review and credit departments, we attempt to establish portions of the allowance based on specifically identifiable problem loans. The evaluation of the allowance is further based on, but not limited to, consideration of the internally prepared Allowance Analysis, loan loss migration analysis, composition of the loan portfolio, third party analysis of the loan administration processes and portfolio, and general economic conditions.
The Allowance Analysis applies reserve allocation factors to non-impaired outstanding loan balances, which is combined with specific reserves to calculate an overall allowance dollar amount. For non-impaired commercial loans, which continue to comprise a vast majority of our total loans, reserve allocation factors are based on the loan ratings as determined by our standardized grade paradigms and by loan purpose. We have divided our commercial loan portfolio into five classes: 1) commercial and industrial loans; 2) vacant land, land development and residential construction loans; 3) owner occupied real estate loans; 4) non-owner occupied real estate loans; and 5) multi-family and residential rental property loans. The reserve allocation factors are primarily based on the historical trends of net loan charge-offs through a migration analysis whereby net loan losses are tracked via assigned grades over various time periods, with adjustments made for environmental factors reflecting the current status of, or recent changes in, items such as: lending policies and procedures; economic conditions; nature and volume of the loan portfolio; experience, ability and depth of management and lending staff; volume and severity of past due, nonaccrual and adversely classified loans; effectiveness of the loan review program; value of underlying collateral; loan concentrations; and other external factors such as competition and regulatory environment. Adjustments for specific lending relationships, particularly impaired loans, are made on a case-by-case basis. Non-impaired retail loan reserve allocations are determined in a similar fashion as those for non-impaired commercial loans, except that retail loans are segmented by type of credit and not a grading system. We regularly review the Allowance Analysis and make adjustments periodically based upon identifiable trends and experience.
A migration analysis is completed quarterly to assist us in determining appropriate reserve allocation factors for non-impaired commercial loans. Our migration takes into account various time periods, and while we generally place most weight on the eight-quarter time frame as that period is close to the average duration of our loan portfolio, consideration is given to other time periods as part of our assessment. Although the migration analysis provides an accurate historical accounting of our net loan losses, it is not able to fully account for environmental factors that will also very likely impact the collectability of our commercial loans as of any quarter-end date. Therefore, we incorporate the environmental factors as adjustments to the historical data.
Environmental factors include both internal and external items. We believe the most significant internal environmental factor is our credit culture and the relative aggressiveness in assigning and revising commercial loan risk ratings. Although we have been consistent in our approach to commercial loan ratings, ongoing stressed economic conditions have resulted in an even higher sense of aggressiveness with regards to the downgrading of lending relationships. In addition, we made revisions to our grading paradigms in early 2009 that mathematically resulted in commercial loan relationships being more quickly downgraded when signs of stress are noted, such as slower sales activity for construction and land development CRE relationships and reduced operating performance/cash flow coverage for C&I relationships. These changes, coupled with the stressed economic environment, have resulted in significant downgrades and the need for substantial provisions to the allowance over the past several years. To more effectively manage our commercial loan portfolio, we created two specific groups tasked with managing our higher exposure lending relationships. One team manages the most distressed credits, while the other team manages larger weakened credit relationships.

MERCANTILE BANK CORPORATION
The most significant external environmental factor is the assessment of the current economic environment and the resulting implications on our commercial loan portfolio. Currently, we believe conditions remain stressed for non-owner occupied CRE; however, recent data and performance reflect a level of stability in the C&I segment of our loan portfolio.
The primary risk elements with respect to commercial loans are the financial condition of the borrower, the sufficiency of collateral, and timeliness of scheduled payments. We have a policy of requesting and reviewing periodic financial statements from commercial loan customers, and we have a disciplined and formalized review of the existence of collateral and its value. The primary risk element with respect to each residential real estate loan and consumer loan is the timeliness of scheduled payments. We have a reporting system that monitors past due loans and have adopted policies to pursue creditor’s rights in order to preserve our collateral position.
Reflecting the stressed economic conditions and resulting negative impact on our loan portfolio, we have substantially increased the allowance as a percent of the loan portfolio over the past several years. The allowance equaled $42.1 million, or 3.49% of total loans outstanding, as of March 31, 2011, compared to 3.59%, 3.11%, 1.46% and 1.43% at year-end 2010, 2009, 2008 and 2007, respectively. As of March 31, 2011, the allowance was comprised of $32.9 million in general reserves relating to non-impaired loans and $9.2 million in specific reserve allocations relating to impaired loans. Impaired loans with an aggregate carrying value of $30.3 million as of March 31, 2011 had been subject to previous partial charge-offs aggregating $33.0 million. Those partial charge-offs were recorded as follows: $3.7 million in first quarter of 2011, $23.6 million in 2010, $4.4 million in 2009 and $1.3 million in 2008. As of March 31, 2011, specific reserves allocated to impaired loans that had been subject to a previous partial charge-off totaled $2.6 million.
Although we believe the allowance is adequate to absorb loan losses as they arise, there can be no assurance that we will not sustain loan losses in any given period that could be substantial in relation to, or greater than, the size of the allowance.
Securities decreased by $13.5 million during the first three months of 2011, totaling $221.7 million as of March 31, 2011. Proceeds from called U.S. Government agency bonds during the first three months of 2011 totaled $11.0 million, with another $4.0 million received from principal paydowns on mortgage-backed securities and $0.1 million from matured Michigan Strategic Fund bonds. Purchases during the first three months of 2011, consisting almost exclusively of U.S. Government agency bonds, totaled $2.0 million. At March 31, 2011, the portfolio was comprised of U.S. Government agency bonds (50%), U.S. Government agency issued or guaranteed mortgage-backed securities (20%), tax-exempt municipal general obligation and revenue bonds (15%), Michigan Strategic Fund bonds (8%), Federal Home Loan Bank stock (6%) and mutual funds (1%). All of our securities, exclusive of FHLB stock, are currently designated as available for sale, and are therefore stated at fair value. The fair value of securities designated as available for sale at March 31, 2011 totaled $207.3 million, including a net unrealized gain of $1.5 million. We maintain the securities portfolio at levels to provide adequate pledging and secondary liquidity for our daily operations. In addition, the securities portfolio serves a primary interest rate risk management function.
FHLB stock totaled $14.3 million as of March 31, 2011, unchanged from December 31, 2010 but down $1.3 million from December 31, 2009 reflecting an unsolicited redemption in late 2010. Our investment in FHLB stock is necessary to engage in their advance and other financing programs. We received a quarterly cash dividend at a rate of 2.50% during the first quarter of 2011 and at an average rate of 2.00% per annum during 2010, and we believe a cash dividend will continue to be paid in future quarters.

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
Federal funds sold, consisting of excess funds sold overnight to a correspondent bank, along with investments in interest-bearing deposits at correspondent banks, are used to manage daily liquidity needs and interest rate sensitivity. During the first three months of 2011, the average balance of these funds equaled $57.3 million, or 3.8% of average earning assets. This level is relatively similar to the 4.5% and 3.0% of average earning assets maintained during 2010 and 2009, respectively, but considerably higher than the historical average of less than 1.0%. Given the stressed market and economic conditions, we made the decision in early 2009 to operate with a higher than traditional balance of federal funds sold and interest-bearing deposits. We expect to maintain the higher balance of federal funds sold and other interest-bearing deposits, likely 2.5% to 3.5% of average earning assets, until market and economic conditions return to more normalized levels.
Premises and equipment at March 31, 2011 equaled $27.5 million, a decrease of $0.4 million during the first three months of 2011. Purchases of premises and equipment during the first three months of 2011 were nominal in amount, while depreciation expense totaled $0.4 million. On December 30, 2009, all FDIC-insured financial institutions were required to prepay estimated FDIC deposit insurance assessments for the fourth quarter of 2009 and the years 2010, 2011 and 2012. The amount we paid equaled $16.3 million, which is being expensed over the future quarterly assessment periods. As of March 31, 2011, the balance of this prepaid asset was $11.2 million. Under current regulation, any unused portion of the amount prepaid remaining after payment of amounts due on June 30, 2013 will be returned to us by the FDIC.
Foreclosed and repossessed assets totaled $15.9 million at March 31, 2011, compared to $16.7 million and $26.6 million on December 31, 2010, and December 31, 2009, respectively. The $0.8 million reduction during the first three months of 2011 consisted of $2.2 million in sales proceeds and $0.6 million in valuation write-downs, offset by $2.0 million in transfers from the loan portfolio. We expect foreclosed and repossessed assets to remain at elevated levels as we move through the stressed economic environment and in certain situations elect to foreclose or repossess collateral. The State of Michigan has a relatively protracted foreclosure process that generally takes six to twelve months before deed is obtained. While we expect further transfers from loans to foreclosed and repossessed assets in future periods reflecting our collection efforts on impaired lending relationships, we are hopeful that the increased sales activity we witnessed during 2010 and the first three months of 2011 will continue and limit the overall increase in and average balance of this nonperforming asset category.

MERCANTILE BANK CORPORATION
Deposits decreased $20.2 million during the first three months of 2011, totaling $1.25 billion at March 31, 2011. Local deposits decreased $7.7 million, while out-of-area deposits decreased $12.5 million. As a percent of total deposits, local deposits equaled 60.4% on March 31, 2011, compared to 60.0%, 48.3% and 29.4% on December 31, 2010, December 31, 2009 and December 31, 2008, respectively. In comparing balances as of March 31, 2011 to those at December 31, 2008, total deposits have declined by $345.9 million, consisting of a $286.8 million increase in local deposits and a $632.7 million decrease in out-of-area deposits. The decline in out-of-area deposits primarily results from the decline in total loans and the increase in local deposits. The increase in local deposits reflects various programs and initiatives we have implemented over the past several years, including: certificate of deposit campaign; implementation of several deposit-gathering initiatives in our commercial lending function; introduction of new deposit-related products and services; and the continuation of providing our customers with the latest in technological advances that give improved information, convenience and timeliness.
Noninterest-bearing checking deposit accounts increased during the first three months of 2011 after having been relatively stable over the past several years. Noninterest-bearing checking accounts averaged $125.5 million during the first three months of 2011, compared to an average balance of $110 million to $120 million over the past several years. In fact, during the latter part of the first quarter of 2011, the average balance was closer to the quarter-end balance of about $136 million. A majority of the increase represents transfers from our repurchase agreement product, reflecting a late 2010 rate change offered on the repurchase agreement product whereby for certain lower-balance customers, maintaining their relationship with us in a noninterest-bearing checking account was less expensive for them than keeping their funds in the repurchase agreement product when taking into account the rate paid and fees assessed. We proactively worked with these customers, resulting in approximately $12 million being transferred during the first three months of 2011.
Local interest-bearing checking accounts, in large part reflecting the continued success of our executive banking product, increased $4.9 million during the first three months of 2011, and are up $76.8 million since year-end 2009. Money market deposit accounts increased $6.8 million during the first three months of 2011, and are up $125.5 million since year-end 2009. The increases in both interest-bearing checking accounts and money market deposit accounts reflect our enhanced marketing program and relatively aggressive rates which resulted in many new individual, business and municipality deposits and increased balances from existing depositors, as well as transfers from maturing certificates of deposit. Savings deposits decreased $22.8 million during the first three months of 2011, but are down just $1.2 million since year-end 2009. A vast majority of the increase in savings accounts during 2010 occurred during the latter part of the year, and was comprised primarily of property tax deposits made by several local municipal customers. As expected, a majority of these funds were withdrawn during the first quarter of 2011.
Certificates of deposit purchased by customers located within our market areas declined $19.8 million during the first three months of 2011, after decreasing $115.8 million during 2010. A majority of the decline during both time periods reflects funds from maturing certificates of deposit being transferred to interest-bearing checking and money market deposit accounts, and we expect that trend to continue in future periods.

MERCANTILE BANK CORPORATION
Deposits obtained from customers located outside of our market areas decreased $12.5 million during the first three months of 2011, and have declined $228.3 million since year-end 2009. As of March 31, 2011, out-of-area deposits totaled $496.5 million. Out-of-area deposits primarily consist of certificates of deposit obtained from depositors located outside our market areas and placed by deposit brokers for a fee, but also include certificates of deposit obtained from the deposit owners directly. The owners of out-of-area deposits include individuals, businesses and municipalities located throughout the United States. In addition, during the first quarter of 2011, we established an interest-bearing checking account relationship with an out-of-area depositor engaged in the management of retirement accounts. This custodial relationship totaled $7.2 million as of March 31, 2011, and is expected to approximate $25 million by June 30, 2011. We expect this to be a long-term relationship. The significant decline in out-of-area deposits since year-end 2009 primarily reflects the influx of cash resulting from the reduction in total loans and from the increase in local deposits.
Repurchase agreements decreased $36.2 million during the first three months of 2011, totaling $80.8 million as of March 31, 2011. About one-third of the decline represents transfers to noninterest-bearing checking accounts, while the remainder primarily reflects expected seasonal withdrawals as business customers use funds for tax and bonus payments. As part of our sweep account program, collected funds from certain business noninterest-bearing checking accounts are invested into over-night interest-bearing repurchase agreements. Such repurchase agreements are not deposit accounts and are not afforded federal deposit insurance.
FHLB advances were unchanged during the first three months of 2011, but are down $140.0 million since year-end 2009. As of March 31, 2011, FHLB advances totaled $65.0 million. The decline in FHLB advances since year-end 2009 primarily reflects the influx of cash resulting from the reduction in total loans and from the increase in local deposits. The FHLB advances are collateralized by residential mortgage loans, first mortgage liens on multi-family residential property loans, first mortgage liens on commercial real estate property loans, and substantially all other assets of our bank, under a blanket lien arrangement. Our borrowing line of credit as of March 31, 2011 totaled about $145 million, with availability approximating $80 million.
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
To assist in providing needed funds, we have regularly obtained monies from wholesale funding sources. Wholesale funds, comprised primarily of deposits from customers outside of our market areas and advances from the FHLB, totaled $571.5 million, or 40.5% of combined deposits and borrowed funds, as of March 31, 2011, compared to $584.1 million, or 39.8% of combined deposits and borrowed funds as of December 31, 2010, $944.9 million, or 54.8% of combined deposits and borrowed funds as of December 31, 2009, and $1.41 billion, or 71.5% of combined deposits and borrowed funds as of December 31, 2008. The significant decline since year-end 2008 primarily reflects the influx of cash resulting from the reduction in total loans and from increased local deposits.

MERCANTILE BANK CORPORATION
Although local deposits have generally increased as new business, municipality and individual deposit relationships are established and as existing customers increase the balances in their accounts, and we witnessed significant local deposit growth during the past several years, the relatively high reliance on wholesale funds will likely remain. As part of our interest rate risk management strategy, a majority of our wholesale funds have a fixed interest rate and mature within one year, reflecting the fact that a majority of our loans have a floating rate tied to either the Mercantile Bank Prime Rate or LIBOR rates. While this maturity strategy increases inherent liquidity risk, we believe the increased liquidity risk is sufficiently mitigated by the benefits derived from an interest rate risk management standpoint. In addition, we have developed a comprehensive contingency funding plan which we believe further mitigates the increased liquidity risk.
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
As part of our sweep account program, collected funds from certain business noninterest-bearing checking accounts are invested into over-night interest-bearing repurchase agreements. Such repurchase agreements are not deposit accounts and are not afforded federal deposit insurance. Repurchase agreements decreased $36.2 million during the first three months of 2011, totaling $80.8 million as of March 31, 2011. Approximately one-third of the decline represents transfers to noninterest-bearing checking accounts, reflecting a late 2010 rate change offered on the repurchase agreement product whereby for certain lower-balance customers, maintaining their relationship with us in a noninterest-bearing checking account was less expensive for them than keeping their funds in the repurchase agreement product when taking into account the rate paid and fees assessed. We proactively worked with these customers, resulting in approximately $12 million being transferred during the first three months of 2011. The remainder of the decline primarily reflects expected seasonal withdrawals as business customers use funds for tax and bonus payments. Generally, we see an increase in the repurchase agreement aggregate balance throughout the calendar year, and then a decline during the first quarter of each calendar year. Information regarding our repurchase agreements as of March 31, 2011 and during the first three months of 2011 is as follows:

Outstanding balance at March 31, 2011	$80,821,000
Weighted average interest rate at March 31, 2011	0.60%
Maximum daily balance three months ended March 31, 2011	$116,397,000
Average daily balance for three months ended March 31, 2011	$99,726,000
Weighted average interest rate for three months ended March 31, 2011	0.66%
As a member of the FHLB, we have access to the FHLB advance borrowing programs. FHLB advances were unchanged during the first three months of 2011, but are down $140.0 million since December 31, 2009 and $205.0 million since December 31, 2008. As of March 31, 2011, FHLB advances totaled $65.0 million. The decline in FHLB advances since year-end 2008 primarily reflects the influx of cash resulting from the reduction in total loans and from the increase in local deposits. Based on available collateral at March 31, 2011, we could borrow an additional $80.0 million.

MERCANTILE BANK CORPORATION
We also have the ability to borrow up to $30.0 million on a daily basis through a correspondent bank using an established unsecured federal funds purchased line of credit. At no time during the first three months of 2011 did we access the federal funds purchased line of credit; in fact, we have not accessed this line of credit since January of 2010. In contrast, federal funds sold averaged $47.6 million during the first three months of 2011 and $69.3 million during all of 2010, with another $9.7 million invested in interest-bearing deposits at correspondent banks during the first three months of 2011 and $9.3 million during all of 2010. Given the volatile market and stressed economic conditions, we have been operating with a higher than normal balance of federal funds sold and other short-term investments. It is expected that we will maintain the higher balance of liquid funds, likely to average 2.5% to 3.5% of average earning assets, until market and economic conditions return to more normalized levels. As a result, we expect the use of our federal funds purchased line of credit, in at least the near future, will be rare, if at all.
We have a line of credit through the Discount Window of the Federal Reserve Bank of Chicago. Using a substantial majority of our tax-exempt municipal securities as collateral, we could have borrowed up to $28.6 million for terms of 1 to 28 days at March 31, 2011. We did not utilize this line of credit during the first three months of 2011 or at any time during 2010 and 2009, and do not plan to access this line of credit in future periods.
The following table reflects, as of March 31, 2011, significant fixed and determinable contractual obligations to third parties by payment date, excluding accrued interest:

	One Year	One to	Three to	Over
	or Less	Three Years	Five Years	Five Years	Total
Deposits without a stated maturity	$501,307,000	$0	$0	$0	$501,307,000
Certificates of deposit	470,074,000	219,994,000	62,269,000	0	752,337,000
Short-term borrowings	80,821,000	0	0	0	80,821,000
Federal Home Loan Bank advances	30,000,000	35,000,000	0	0	65,000,000
Subordinated debentures	0	0	0	32,990,000	32,990,000
Other borrowed money	10,000,000	0	0	1,733,000	11,733,000
In addition to normal loan funding and deposit flow, we must maintain liquidity to meet the demands of certain unfunded loan commitments and standby letters of credit. As of March 31, 2011, we had a total of $224.1 million in unfunded loan commitments and $17.4 million in unfunded standby letters of credit. Of the total unfunded loan commitments, $198.6 million were commitments available as lines of credit to be drawn at any time as customers’ cash needs vary, and $25.5 million were for loan commitments expected to close and become funded within the next twelve months. The level of commitments to make loans has declined significantly when compared to historical levels, primarily reflecting stressed economic conditions. We regularly monitor fluctuations in loan balances and commitment levels, and include such data in our overall liquidity management.
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

MERCANTILE BANK CORPORATION
Capital Resources
Shareholders’ equity is a noninterest-bearing source of funds that can provide support for asset growth. Shareholders’ equity was $126.8 million at March 31, 2011, compared to $125.9 million at December 31, 2010. The $0.9 million increase during the first three months of 2011 is primarily due to net income attributable to common shares of $1.1 million, partially offset by a $0.3 million tax-adjusted decrease in the market value of our available for sale securities portfolio.
The increase in shareholders’ equity during the first three months of 2011 provided for improved regulatory capital ratios, and our bank remains “well capitalized”. As of March 31, 2011, our bank’s total risk-based capital ratio was 13.0%, compared to 12.5% at December 31, 2010. Our bank’s total regulatory capital, consisting of shareholders’ equity plus a portion of the allowance, increased by $1.2 million during the first three months of 2011, reflecting net income of $1.9 million and a reduction of $0.7 million in eligible allowance due to a decline in total risk-weighted assets. In addition to the increased total regulatory capital, our bank’s total risk-based capital ratio increased due to a decline of $53.1 million in total risk-weighted assets, primarily resulting from a reduction in commercial loans. As of March 31, 2011, our bank’s total regulatory capital equaled $176.3 million, or approximately $41 million in excess of the 10.0% minimum which is among the requirements to be categorized as “well capitalized”. Our and our bank’s capital ratios as of March 31, 2011 and December 31, 2010 are disclosed in Note 11 of the Notes to Consolidated Financial Statements.
On July 9, 2010, we announced via a Form 8-K filed with the Securities and Exchange Commission that we were deferring regularly scheduled quarterly interest payments on our subordinated debentures beginning with the quarterly interest payment to have been paid on July 18, 2010. The deferral of interest payments on the subordinated debentures results in the deferral of distributions on our trust preferred securities. We also announced that we were deferring regularly scheduled quarterly dividend payments on our preferred stock beginning with the quarterly dividend payment scheduled to have been paid on August 15, 2010. We have not determined the duration of the deferral period.
We and our bank are subject to regulatory capital requirements administered by state and federal banking agencies. Failure to meet the various capital requirements can initiate regulatory action that could have a direct material effect on the financial statements. Our bank’s ability to pay cash and stock dividends is subject to limitations under various laws and regulations, to prudent and sound banking practices, and to contractual provisions relating to our subordinated debentures and participation in the Capital Purchase Program. In April 2010, we suspended future payments of cash dividends on our common stock until economic conditions and our financial condition improve. In addition, we are precluded from paying cash dividends on our common stock and preferred stock because, under the terms of our subordinated debentures, we cannot pay cash dividends during periods when we have deferred the payment of interest on our subordinated debentures, and, we are now deferring such interest payments. Also, pursuant to our Articles of Incorporation, we are precluded from paying cash dividends on our common stock while any dividends accrued on our preferred stock have not been declared and paid. Because we have suspended the payment of dividends on our preferred stock, we are precluded from paying cash dividends on our common stock.
Results of Operations
We recorded net income attributable to common shares of $1.1 million for the first quarter of 2011 ($0.13 per basic share and $0.12 per diluted share), compared with a net loss attributable to common shares of $3.0 million ($0.35 per basic and diluted share) recorded during the first quarter of 2010.

MERCANTILE BANK CORPORATION
The improved earnings performance in the first quarter of 2011 compared to the prior-year first quarter primarily resulted from a lower provision to the allowance for loan losses. The decreased provision expense reflects lower volumes of loan rating downgrades and nonperforming loans, as well as progress in the stabilization of economic and real estate market conditions and resulting collateral valuations. An increased net interest margin, which partially mitigated the negative impact of a lower level of average earning assets, and a reduction in controllable overhead expenses also contributed to the improved earnings performance.
Our earnings performance continues to be hindered by substantial provisions to the allowance for loan losses and costs associated with the administration and resolution of problem assets, reflecting continuing difficulties in the loan portfolio, most notably in the CRE segment. Ongoing state, regional and national economic struggles have significantly hampered certain of our borrowers’ cash flows and negatively impacted real estate values, resulting in elevated levels of nonperforming assets and net loan charge-offs when compared to pre-2007 reporting periods.
Interest income during the first quarter of 2011 was $19.2 million, a decrease of $4.0 million, or 17.4%, from the $23.2 million earned during the first quarter of 2010. The reduction in interest income is primarily attributable to a significant decrease in earning assets, and to a much lesser extent, a declining yield on earning assets. During the first quarter of 2011, earning assets averaged $1.52 billion, a decline of $304.5 million, or 16.7%, from the $1.82 billion in average earning assets during the first quarter of 2010. Average loans were down $283.9 million, average securities decreased $19.5 million, average federal funds sold decreased $2.9 million, and average short-term investments increased $1.8 million.
During the first quarter of 2011 and 2010, earning assets had a weighted average yield (tax equivalent-adjusted basis) of 5.16% and 5.22%, respectively. The decline in earning asset yield in the first quarter of 2011 compared to the prior-year first quarter primarily resulted from a decreased yield on average securities and an unfavorable change in average earning asset mix, which more than offset the positive impact of an increased yield on average loans. The yield on average securities was 4.49% in the first quarter of 2011 compared to 4.89% in the respective 2010 period. The lower yield on average securities in the first quarter of 2011 compared to the prior-year first quarter mainly resulted from a decreased yield on U.S. Government agency bonds, reflecting a decrease in market rates, and a shift in the securities portfolio mix from higher-yielding municipal securities to lower-yielding U.S. Government agency bonds. After analyzing our current and forecasted federal income tax position, we decided to sell certain tax-exempt municipal bonds with an aggregate book value of $20.0 million in late March 2010. A vast majority of the sales proceeds were used to purchase U.S. Government agency bonds during April and early May. Average loans equaled 81.2% of average earning assets during the first quarter of 2011, while average securities, federal funds sold, and short-term investments equaled 15.1%, 3.1%, and 0.6%, respectively. During the first quarter of 2010, average loans, securities, federal funds sold, and short-term investments represented 83.2%, 13.6%, 2.8%, and 0.4%, respectively, of average earning assets. The yield on average loans equaled 5.50% during the first quarter of 2011 compared to 5.46% during the respective 2010 period. A lower average balance of nonaccrual loans during the first quarter of 2011 compared to the prior-year first quarter resulted in the higher yield on loans.
Interest expense during the first quarter of 2011 was $5.7 million, a decrease of $3.2 million, or 35.7%, from the $8.9 million expensed during the first quarter of 2010. The reduction in interest expense is attributable to a decrease in the volume of interest-bearing liabilities and a decline in the weighted average cost of interest-bearing liabilities. During the first quarter of 2011, interest-bearing liabilities averaged $1.35 billion, or $315.2 million lower than average interest-bearing liabilities of $1.66 billion during the same time period in 2010. Average interest-bearing deposits were down $182.5 million, while average FHLB advances decreased $128.2 million, average other borrowings decreased $5.1 million, and average short-term borrowings increased $0.6 million.

MERCANTILE BANK CORPORATION
During the first quarter of 2011 and 2010, interest-bearing liabilities had a weighted average rate of 1.72% and 2.17%, respectively. The lower weighted average cost of interest-bearing liabilities in the first quarter of 2011 compared to the prior-year quarter is primarily due to the decline in market interest rates that began late in the third quarter of 2007 and continued through December of 2008. Market interest rates remained low during 2009, 2010, and the first quarter of 2011. Maturing fixed-rate certificates of deposit and borrowings were renewed at lower rates, replaced by lower-costing funds, or allowed to runoff during the twelve-month period ending March 31, 2011.
Net interest income during the first quarter of 2011 was $13.4 million, a decrease of $0.9 million, or 6.0%, from the $14.3 million earned during the first quarter of 2010. The decrease in net interest income was due to a decrease in earning assets, which more than offset an increase in the net interest margin. Average earning assets were $1.52 billion during the first quarter of 2011, a decrease of $304.5 million, or 16.7%, from the $1.82 billion in average earning assets during the first quarter of 2010; the $283.9 million decline in average total loans accounted for approximately 93% of the total reduction in average earning assets during this time period. The net interest margin during the first quarter of 2011 was 3.64%, compared to 3.25% during the first quarter of 2010. The improved net interest margin in the first quarter of 2011 compared to the respective prior-year period reflects a reduction in our cost of funds, which more than offset the decreased yield on earning assets. Although our yield on earning assets declined in the first quarter of 2011 compared to the respective prior-year period, our cost of funds declined at a significantly greater rate, resulting in the improved net interest margin. The cost of funds primarily decreased as a result of higher-costing matured certificates of deposit and FHLB advances being renewed at lower rates, replaced by lower-costing funds, or allowed to runoff.
The following table sets forth certain information relating to our consolidated average interest-earning assets and interest-bearing liabilities and reflects the average yield on assets and average cost of liabilities for the first quarter of 2011 and 2010. Such yields and costs are derived by dividing income or expense by the average daily balance of assets or liabilities, respectively, for the period presented. Tax-exempt securities interest income and yield have been computed on a tax equivalent basis using a marginal tax rate of 35%. Securities interest income was increased by $180,000 and $296,000 in the first quarter of 2011 and 2010, respectively, for this adjustment.

MERCANTILE BANK CORPORATION

			Quarters ended March 31,
	2011			2010
	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate
			(dollars in thousands)
ASSETS
Loans	$1,233,037	$16,732	5.50%	$1,516,898	$20,406	5.46%
Investment securities	228,965	2,571	4.49	248,483	3,039	4.89
Federal funds sold	47,622	30	0.25	50,511	31	0.25
Short-term investments	9,680	6	0.24	7,937	9	0.44

Total interest — earning assets	1,519,304	19,339	5.16	1,823,829	23,485	5.22

Allowance for loan losses	(45,471)			(51,224)
Other assets	129,049			148,146

Total assets	$1,602,882			$1,920,751

LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing deposits	$1,136,116	$4,634	1.65%	$1,318,607	$6,497	2.00%
Short-term borrowings	99,726	161	0.66	99,128	344	1.41
Federal Home Loan Bank advances	65,000	606	3.73	193,222	1,696	3.51
Other borrowings	44,765	309	2.76	49,853	346	2.78

Total interest-bearing liabilities	1,345,607	5,710	1.72	1,660,810	8,883	2.17

Noninterest-bearing deposits	125,475			114,484
Other liabilities	5,388			5,972
Shareholders’ equity	126,412			139,485

Total liabilities and shareholders’ equity	$1,602,882			$1,920,751

Net interest income		$13,629			$14,602

Net interest rate spread			3.44%			3.05%

Net interest spread on average assets			3.45%			3.08%

Net interest margin on earning assets			3.64%			3.25%

Provisions for loan losses during the first quarter of 2011 were $2.2 million, compared to $8.4 million during the first quarter of 2010. The reduced provision expense reflects a lower level of nonperforming loans, a decline in loan rating downgrades, an increase in loan rating upgrades resulting from improving economic conditions, and progress in the stabilization of economic and real estate market conditions and resulting collateral valuations. Net loan charge-offs of $5.4 million were recorded during the first quarter of 2011, compared to $6.2 million during the prior-year first quarter. Of the $6.0 million in gross loans charged-off during the first quarter of 2011, $3.6 million, or about 60%, represents the elimination of specific reserves that were established through provision expense in earlier periods.
The allowance, as a percentage of total loans outstanding, was 3.49% as of March 31, 2011, compared to 3.59% as of December 31, 2010 and 3.35% as of March 31, 2010.

MERCANTILE BANK CORPORATION
Noninterest income during the first quarter of 2011 was $1.8 million, a decrease of $0.9 million, or 34.0%, from the $2.7 million earned during the first quarter of 2010. Noninterest income during the first quarter of 2010 includes gains totaling $0.7 million from the sales of tax-exempt municipal bonds and guaranteed portions of certain Small Business Administration-guaranteed loans. Excluding these gains, noninterest income during the first quarter of 2011 decreased $0.2 million, or 10.6%, compared to the prior-year first quarter. The decline in noninterest income was mainly due to lower rental income from foreclosed properties. Sales of foreclosed properties during the twelve-month period ending March 31, 2011, resulted in the decreased rental income.
Noninterest expense during the first quarters of 2011 and 2010 was $11.6 million. Reduced controllable operating expenses, including salary and benefit, occupancy, and furniture and equipment costs, and lower FDIC insurance premiums, were substantially offset by increased nonperforming asset administration and resolution costs, including legal expenses, property tax payments, appraisal fees, and write-downs on foreclosed properties.
Controllable operating expenses declined $0.5 million, or 7.7%, during the first quarter of 2011 compared to the prior-year first quarter. Salary and benefit costs, which decreased $0.3 million in the first quarter of 2011 compared to the first quarter of 2010, were positively impacted by a reduction in full-time equivalent employees from 251 at first quarter-end 2010 to 241 at first quarter-end 2011. Occupancy and furniture and equipment costs declined by $0.2 million in the first quarter of 2011 compared to the respective 2010 period, primarily resulting from an aggregate reduction in depreciation expense. FDIC insurance premiums were $0.9 million during the first quarter of 2011, compared to $1.2 million during the respective 2010 period; the lower premiums primarily resulted from a decreased assessment base and rate. In light of the FDIC’s revised risk-based assessment system, which is effective April 1, 2011, second quarter 2011 insurance premiums are expected to decline approximately $0.2 million when compared to first quarter 2011 insurance premiums. However, given the large number of insured institution failures in recent years, the increase in per-depositor insurance coverage, the temporary unlimited insurance of noninterest-bearing deposit accounts, and other changes in federal deposit insurance made by the Dodd-Frank Act, it is difficult to predict the level of our future deposit insurance assessments.
Nonperforming asset administration and resolution costs totaled $3.1 million during the first quarter of 2011, an increase of $0.6 million, or 23.7%, from the $2.5 million in costs incurred during the first quarter of 2010. As a result of the significant level of nonperforming assets, these costs remain elevated; however, the costs are expected to decrease in future periods if the level of nonperforming assets continues to decline.
During the first quarter of 2011, we recorded net income before federal income tax of $1.4 million and no federal income tax expense or benefit. During the first quarter of 2010, we recorded a loss before federal income tax of $3.1 million and a federal income tax benefit of $0.4 million. Although we recorded taxable income during the first quarter of 2011, the existence of a net operating loss carryforward resulted in no tax expense being recognized. Our ability to recognize federal income tax benefits during periods in which net losses are recorded is significantly limited due to the establishment of a valuation allowance against the entire balance of our net deferred tax asset in the fourth quarter of 2009. Generally, the calculation for the federal income tax provision (benefit) does not consider the tax effects of changes in other comprehensive income (“OCI”), which is a component of shareholders’ equity on the balance sheet. However, an exception is provided in certain circumstances, such as when there is a pre-tax loss from continuing operations. In such cases, pre-tax income from other categories (such as changes in OCI) is included in the calculation of the federal income tax provision (benefit) for the current year. This resulted in the recognition of the $0.4 million federal income tax benefit in the first quarter of 2010.

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

MERCANTILE BANK CORPORATION
The following table depicts our GAP position as of March 31, 2011:

	Within	Three to	One to	After
	Three	Twelve	Five	Five
	Months	Months	Years	Years	Total
Assets:
Commercial loans (1)	$304,138,000	$251,894,000	$522,193,000	$20,938,000	$1,099,163,000
Residential real estate loans	38,542,000	6,313,000	51,558,000	6,704,000	103,117,000
Consumer loans	1,547,000	771,000	2,166,000	122,000	4,606,000
Securities (2)	34,223,000	145,000	46,132,000	141,166,000	221,666,000
Federal funds sold	56,068,000	0	0	0	56,068,000
Short-term investments	9,543,000	0	0	0	9,543,000
Allowance for loan losses	0	0	0	0	(42,118,000)
Other assets	0	0	0	0	124,890,000

Total assets	444,061,000	259,123,000	622,049,000	168,930,000	$1,576,935,000

Liabilities:
Interest-bearing checking	170,364,000	0	0	0	170,364,000
Savings deposits	37,442,000	0	0	0	37,442,000
Money market accounts	157,476,000	0	0	0	157,476,000
Time deposits under $100,000	15,860,000	43,724,000	35,933,000	0	95,517,000
Time deposits $100,000 & over	131,763,000	278,727,000	246,330,000	0	656,820,000
Short-term borrowings	80,821,000	0	0	0	80,821,000
Federal Home Loan Bank advances	10,000,000	20,000,000	35,000,000	0	65,000,000
Other borrowed money	44,723,000	0	0	0	44,723,000
Noninterest-bearing checking	0	0	0	0	136,025,000
Other liabilities	0	0	0	0	5,933,000

Total liabilities	648,449,000	342,451,000	317,263,000	0	1,450,121,000
Shareholders’ equity	0	0	0	0	126,814,000

Total liabilities & shareholders’ equity	648,449,000	342,451,000	317,263,000	0	$1,576,935,000

Net asset (liability) GAP	$(204,388,000)	$(83,328,000)	$304,786,000	$168,930,000

Cumulative GAP	$(204,388,000)	$(287,716,000)	$17,070,000	$186,000,000

Percent of cumulative GAP to total assets	(12.9%)	(18.2%)	1.1%	11.8%

(1)	Floating rate loans that are currently at interest rate floors are treated as fixed rate loans and are reflected using maturity date and not repricing frequency.

(2)	Mortgage-backed securities are categorized by average life calculations based upon prepayment trends as of March 31, 2011.

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
We conducted multiple simulations as of March 31, 2011, in which it was assumed that changes in market interest rates occurred ranging from up 400 basis points to down 400 basis points in equal quarterly instalments over the next twelve months. The following table reflects the suggested impact on net interest income over the next twelve months in comparison to estimated net interest income based on our balance sheet structure, including the balances and interest rates associated with our specific loans, securities, deposits and borrowed funds, as of March 31, 2011. The resulting estimates are well within our policy parameters established to manage and monitor interest rate risk.

	Dollar Change	Percent Change
	In Net	In Net
Interest Rate Scenario	Interest Income	Interest Income
Interest rates down 400 basis points	$(135,000)	(0.3%)
Interest rates down 300 basis points	435,000	0.8
Interest rates down 200 basis points	945,000	1.8
Interest rates down 100 basis points	1,375,000	2.6
No change in interest rates	1,840,000	3.5
Interest rates up 100 basis points	330,000	0.6
Interest rates up 200 basis points	205,000	0.4
Interest rates up 300 basis points	1,190,000	2.3
Interest rates up 400 basis points	970,000	1.9

MERCANTILE BANK CORPORATION
The resulting estimates have been significantly impacted by the current interest rate and economic environments, as adjustments have been made to critical model inputs with regards to traditional interest rate relationships. This is especially important as it relates to floating rate commercial loans and brokered certificates of deposit, which comprise a substantial portion of our balance sheet. As of March 31, 2011, the Mercantile Bank Prime Rate is 4.50% as compared to the Wall Street Journal Prime Rate of 3.25%. Historically, the two indices have been equal; however, we elected not to reduce the Mercantile Bank Prime Rate in late October and mid-December of 2008 when the Wall Street Journal Prime Rate declined by 50 and 75 basis points, respectively. In conducting our simulations since year-end 2008, we have made the assumption that the Mercantile Bank Prime Rate will remain unchanged until the Wall Street Journal Prime Rate equals the Mercantile Bank Prime Rate, at which time the two indices will remain equal in the increasing interest rate scenarios. Also, brokered certificate of deposit rates have substantially decreased since December of 2008, with part of the decline attributable to a significant imbalance whereby the supply of available funds far outweighs the demand from banks looking to raise funds. As a result, we have substantially limited further reductions in brokered certificate of deposit rates in the declining interest rate scenarios.
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
Item 4. Controls and Procedures
As of March 31, 2011, an evaluation was performed under the supervision of and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of March 31, 2011. There have been no significant changes in our controls over financial reporting during the quarter ended March 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

MERCANTILE BANK CORPORATION
PART II — OTHER INFORMATION
Item 1. Legal Proceedings.
From time to time, we may be involved in various legal proceedings that are incidental to our business. In our opinion, we are not a party to any current legal proceedings that are material to our financial condition, either individually or in the aggregate.
Item 1A. Risk Factors.
There have been no material changes in our risk factors from those previously disclosed in our annual report on Form 10-K for the year ended December 31, 2010.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
We made no unregistered sale of equity securities, nor did we purchase our equity securities, during the quarter ended March 31, 2011.
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

MERCANTILE BANK CORPORATION
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
Item 3. Defaults Upon Senior Securities.
As indicated in Item 2 above, we suspended the payment of dividends on our preferred stock beginning with the dividend that would have been paid on August 15, 2010. Our outstanding preferred stock is designated as Fixed Rate Cumulative Perpetual Preferred Stock, Series A. As of the date of filing of this report, our aggregate arrearage in the payment of cumulative quarterly dividends on our preferred stock is approximately $790,000.
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

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 9, 2011.

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