Form 10-Q
period 2011-06-30
MERCANTILE BANK CORP
filed 2011-08-08
CIK 1042729

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2011

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
     Yes ☐    No ☑
At August 8, 2011, there were 8,603,905 shares of Common Stock outstanding.

MERCANTILE BANK CORPORATION

MERCANTILE BANK CORPORATION
PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2011	2010
	(Unaudited)	(Audited)
ASSETS
Cash and due from banks	$13,988,000	$6,674,000
Interest-bearing deposit balances	9,501,000	9,600,000
Federal funds sold	103,510,000	47,924,000

Total cash and cash equivalents	126,999,000	64,198,000

Securities available for sale	199,785,000	220,830,000
Federal Home Loan Bank stock	11,961,000	14,345,000

Loans	1,122,999,000	1,262,630,000
Allowance for loan losses	(38,720,000)	(45,368,000)

Loans, net	1,084,279,000	1,217,262,000

Premises and equipment, net	27,144,000	27,873,000
Bank owned life insurance	47,631,000	46,743,000
Accrued interest receivable	5,010,000	5,942,000
Other real estate owned and repossessed assets	18,473,000	16,675,000
Other assets	16,592,000	18,553,000

Total assets	$1,537,874,000	$1,632,421,000

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits
Noninterest-bearing	$144,761,000	$112,944,000
Interest-bearing	1,103,171,000	1,160,888,000

Total deposits	1,247,932,000	1,273,832,000

Securities sold under agreements to repurchase	71,207,000	116,979,000
Federal Home Loan Bank advances	45,000,000	65,000,000
Subordinated debentures	32,990,000	32,990,000
Other borrowed money	1,721,000	11,804,000
Accrued interest and other liabilities	8,107,000	5,880,000

Total liabilities	1,406,957,000	1,506,485,000

Shareholders’ equity
Preferred stock, no par value; 1,000,000 shares authorized; 21,000 shares outstanding at June 30, 2011 and December 31, 2010	20,202,000	20,077,000
Common stock, no par value; 20,000,000 shares authorized; 8,605,830 shares outstanding at June 30, 2011 and 8,597,993 shares outstanding at December 31, 2010	172,801,000	172,677,000
Common stock warrant	1,138,000	1,138,000
Retained earnings (deficit)	(65,312,000)	(68,781,000)
Accumulated other comprehensive income	2,088,000	825,000

Total shareholders’ equity	130,917,000	125,936,000

Total liabilities and shareholders’ equity	$1,537,874,000	$1,632,421,000

See accompanying notes to consolidated financial statements.

1.

MERCANTILE BANK CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Interest income
Loans, including fees	$16,171,000	$20,066,000	$32,903,000	$40,471,000
Securities, taxable	1,781,000	2,039,000	3,697,000	4,022,000
Securities, tax-exempt	454,000	544,000	929,000	1,304,000
Federal funds sold	48,000	37,000	78,000	69,000
Interest-bearing deposit balances	6,000	10,000	12,000	19,000

Total interest income	18,460,000	22,696,000	37,619,000	45,885,000

Interest expense
Deposits	4,333,000	5,992,000	8,967,000	12,489,000
Short-term borrowings	116,000	353,000	277,000	697,000
Federal Home Loan Bank advances	606,000	1,576,000	1,212,000	3,272,000
Other borrowings	247,000	354,000	556,000	700,000

Total interest expense	5,302,000	8,275,000	11,012,000	17,158,000

Net interest income	13,158,000	14,421,000	26,607,000	28,727,000

Provision for loan losses	1,700,000	6,200,000	3,900,000	14,600,000

Net interest income after provision for loan losses	11,458,000	8,221,000	22,707,000	14,127,000

Noninterest income
Services charges on accounts	401,000	447,000	823,000	913,000
Earnings on bank owned life insurance	449,000	454,000	888,000	865,000
Rental income from other real estate owned	205,000	390,000	391,000	791,000
Mortgage banking activities	127,000	130,000	258,000	230,000
Net gain on sales of securities	0	0	0	476,000
Gain on sales of commercial loans	0	5,000	0	225,000
Other income	521,000	570,000	1,095,000	1,151,000

Total noninterest income	1,703,000	1,996,000	3,455,000	4,651,000

Noninterest expense
Salaries and benefits	4,364,000	4,559,000	8,735,000	9,225,000
Occupancy	708,000	723,000	1,409,000	1,473,000
Furniture and equipment depreciation, rent and maintenance	304,000	396,000	607,000	805,000
Nonperforming asset costs	1,950,000	2,460,000	5,048,000	4,964,000
FDIC insurance costs	719,000	1,167,000	1,635,000	2,353,000
Other expense	2,398,000	2,137,000	4,590,000	4,256,000

Total noninterest expenses	10,443,000	11,442,000	22,024,000	23,076,000

Income (loss) before federal income tax expense (benefit)	2,718,000	(1,225,000)	4,138,000	(4,298,000)

Federal income tax expense (benefit)	0	(862,000)	0	(1,292,000)

Net income (loss)	2,718,000	(363,000)	4,138,000	(3,006,000)

Preferred stock dividends and accretion	337,000	321,000	669,000	641,000

Net income (loss) available to common shareholders	$2,381,000	$(684,000)	$3,469,000	$(3,647,000)

See accompanying notes to consolidated financial statements.

2.

MERCANTILE BANK CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS (Continued)
(Unaudited)

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Basic earnings (loss) per share	$0.28	$(0.08)	$0.40	$(0.43)

Diluted earnings (loss) per share	$0.27	$(0.08)	$0.39	$(0.43)

Cash dividends per share	$0.00	$0.00	$0.00	$0.01

Average basic shares outstanding	8,604,476	8,505,086	8,601,835	8,503,388

Average diluted shares outstanding	8,872,692	8,505,086	8,878,595	8,503,388

See accompanying notes to consolidated financial statements.

3.

MERCANTILE BANK CORPORATION
CONSOLIDATED STATEMENTS OF
CHANGES IN SHAREHOLDERS’ EQUITY
(Unaudited)

					Accumulated
			Common	Retained	Other	Total
($ in thousands)	Preferred	Common	Stock	Earnings	Comprehensive	Shareholders’
	Stock	Stock	Warrant	(Deficit)	Income (Loss)	Equity
Balances, January 1, 2011	$20,077	$172,677	$1,138	$(68,781)	$825	$125,936

Accretion of preferred stock	125			(125)		0

Employee stock purchase plan (2,193 shares)		20				20

Stock option exercises (8,800 shares)		54				54

Dividend reinvestment plan (644 shares)		6				6

Stock-based compensation expense		44				44

Preferred stock dividends				(544)		(544)

Comprehensive income (loss):

Net income for the period from January 1, 2011 through June 30, 2011				4,138		4,138

Change in net unrealized gain on securities available for sale, net of reclassifications and tax effect					1,263	1,263

Total comprehensive income						5,401

Balances, June 30, 2011	$20,202	$172,801	$1,138	$(65,312)	$2,088	$130,917

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

5.

MERCANTILE BANK CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months	Six Months
	Ended	Ended
	June 30, 2011	June 30, 2010
Cash flows from operating activities
Net income (loss)	$4,138,000	$(3,006,000)
Adjustments to reconcile net income (loss) to net cash from operating activities
Depreciation and amortization	1,149,000	1,306,000
Provision for loan losses	3,900,000	14,600,000
Stock-based compensation expense	44,000	252,000
Proceeds from sales of mortgage loans held for sale	16,574,000	14,497,000
Origination of mortgage loans held for sale	(14,312,000)	(13,215,000)
Net gain from sales of mortgage loans held for sale	(190,000)	(147,000)
Gain from sale of commercial loans	0	(225,000)
Net gain from sale of held to maturity securities	0	(476,000)
Net loss from sale and valuation write-down of foreclosed assets	1,100,000	1,523,000
Recognition of unrealized gain on interest rate swaps	0	(99,000)
Earnings on bank owned life insurance	(888,000)	(865,000)
Net change in:
Accrued interest receivable	932,000	810,000
Other assets	891,000	599,000
Accrued expenses and other liabilities	1,683,000	(480,000)

Net cash from operating activities	15,021,000	15,074,000

Cash flows from investing activities
Loan originations and payments, net	119,240,000	101,912,000
Purchases of:
Securities available for sale	(2,012,000)	(37,516,000)
Proceeds from:
Maturities, calls and repayments of available for sale securities	25,062,000	45,836,000
Sales of held to maturity securities	0	20,452,000
Redemption of Federal Home Loan Bank stock	2,384,000	0
Proceeds from sales of commercial loans	0	5,648,000
Proceeds from sales of foreclosed assets	4,873,000	7,962,000
Purchases of premises and equipment, net	(92,000)	(30,000)

Net cash from investing activities	149,455,000	144,264,000

Cash flows from financing activities
Net decrease in time deposits	(83,711,000)	(152,027,000)
Net increase in all other deposits	57,811,000	90,560,000
Net increase (decrease) in securities sold under agreements to repurchase	(45,772,000)	8,516,000
Net decrease in federal funds purchased	0	(2,600,000)
Maturities and prepayments of Federal Home Loan Bank advances	(20,000,000)	(45,000,000)
Maturities of wholesale repurchase agreements	(10,000,000)	0
Net decrease in other borrowed money	(83,000)	(54,000)
Proceeds from stock option exercises	54,000	0
Employee stock purchase plan	20,000	23,000
Dividend reinvestment plan	6,000	3,000
Payment of cash dividends on preferred stock	0	(526,000)
Payment of cash dividends on common shares	0	(85,000)

Net cash for financing activities	(101,675,000)	(101,190,000)

See accompanying notes to consolidated financial statements.

6.

MERCANTILE BANK CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(Unaudited)

	Six Months	Six Months
	Ended	Ended
	June 30, 2011	June 30, 2010
Net change in cash and cash equivalents	62,801,000	58,148,000
Cash and cash equivalents at beginning of period	64,198,000	21,735,000

Cash and cash equivalents at end of period	$126,999,000	$79,883,000

Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest	$10,754,000	$18,631,000
Federal income tax	0	0
Noncash financing and investing activities:
Transfers from loans to foreclosed assets	7,771,000	5,898,000
Preferred stock cash dividend accrued	1,211,000	134,000
See accompanying notes to consolidated financial statements.

7.

MERCANTILE BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1.	SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation: The unaudited financial statements for the six months ended June 30, 2011 include the consolidated results of operations of Mercantile Bank Corporation and its consolidated subsidiaries. These subsidiaries include Mercantile Bank of Michigan (“our bank”) and our bank’s three subsidiaries, Mercantile Bank Mortgage Company, LLC (“our mortgage company”), Mercantile Bank Real Estate Co., LLC (“our real estate company”), and Mercantile Insurance Center, Inc. (“our insurance center”). These consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and Item 303(b) of Regulation S-K and do not include all disclosures required by accounting principles generally accepted in the United States of America for a complete presentation of our financial condition and results of operations. In the opinion of management, the information reflects all adjustments (consisting only of normal recurring adjustments) which are necessary in order to make the financial statements not misleading and for a fair presentation of the results of operations for such periods. The results for the period ended June 30, 2011 should not be considered as indicative of results for a full year. For further information, refer to the consolidated financial statements and footnotes included in our annual report on Form 10-K for the year ended December 31, 2010.

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

Approximately 72,000 unvested restricted shares were included in determining both basic and diluted earnings per share for the three and six months ended June 30, 2011. In addition, stock options and a stock warrant for approximately 48,000 and 616,000 shares of common stock, respectively, were included in determining diluted earnings per share for the three and six months ended June 30, 2011. Stock options for approximately 199,000 shares of common stock were antidilutive and not included in determining diluted earnings per share for the three and six months ended June 30, 2011.

Due to our net loss, approximately 88,000 unvested restricted shares were not included in determining both basic and diluted earnings per share for the three and six months ended June 30, 2010. In addition, stock options and a stock warrant for approximately 285,000 and 616,000 shares of common stock, respectively, were antidilutive and not included in determining diluted earnings per share for the three and six months ended June 30, 2010. Weighted average diluted common shares outstanding equals the weighted average common shares outstanding during the three and six months ended June 30, 2010 due to the net loss recorded during those time periods.
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

Derivatives: Derivative financial instruments are recognized as assets or liabilities at fair value. The accounting for changes in the fair value of derivatives depends on the use of the derivatives and whether the derivatives qualify for hedge accounting. Used as part of our asset and liability management to help manage interest rate risk, our derivatives have historically consisted of interest rate swap agreements that qualified for hedge accounting. In June 2011, we simultaneously purchased and sold an interest rate cap, a structure commonly referred to as a “cap corridor”, which does not qualify for hedge accounting. We do not use derivatives for trading purposes.
(Continued)

9.

MERCANTILE BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1.	SIGNIFICANT ACCOUNTING POLICIES (Continued)

Changes in the fair value of derivatives that are designated as a hedge of the variability of cash flows to be received on various loans and are effective are reported in other comprehensive income. They are later reclassified into earnings in the same periods during which the hedged transaction affects earnings and are included in the line item in which the hedged cash flows are recorded. If hedge accounting does not apply, changes in the fair value of derivatives are recognized immediately in current earnings as interest income or expense.

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

Adoption of New Accounting Standards: In January 2010, the Financial Accounting Standards Board (“FASB”) issued ASU 2010-06, Improving Disclosure about Fair Value Measurements. This ASU requires new disclosures on the amount and reason for transfers in and out of Level 1 and Level 2 recurring fair value measurements. The ASU also requires disclosure of activities (i.e., on a gross basis), including purchases, sales, issuances, and settlements, in the reconciliation of Level 3 recurring fair value measurements. The ASU clarifies existing disclosure requirements on levels of disaggregation and disclosures about inputs and valuation techniques. The new disclosure regarding Level 1 and Level 2 recurring fair value measurements and clarification of existing disclosures were effective beginning January 1, 2010. Upon adoption of those portions of the ASU in our 2010 first quarter, we began providing the required disclosures as currently presented in Note 11. The disclosures about the reconciliation of information in Level 3 recurring fair value measurements were required beginning January 1, 2011. There was no effect on our fair value disclosures presented in Note 11 upon adoption of the final portion of the ASU in our 2011 first quarter, as we currently have no Level 3 recurring fair value measurements.
(Continued)

10.

MERCANTILE BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1.	SIGNIFICANT ACCOUNTING POLICIES (Continued)

In July 2010, the FASB issued ASU 2010-20, Disclosure about the Credit Quality of Financing Receivables and the Allowance for Credit Losses. In order to provide greater transparency, this ASU requires significant new disclosures on a disaggregated basis about the allowance for credit losses (i.e., allowance for loan losses for banks) and the credit quality of financing receivables (i.e., loans for banks). Under the ASU, a rollforward schedule of the allowance for loan losses, with the ending allowance balance further disaggregated on the basis of the impairment method, along with the related ending loan balance and significant purchases and sales of loans during the period are to be disclosed by portfolio segment. Additional disclosures are required by class of loan, including credit quality, aging of past due loans, nonaccrual status and impairment information. Disclosure of the nature and extent of troubled debt restructurings (“TDR”) that occurred during the period and their effect on the allowance for loan losses as well as the effect on the allowance of TDRs that occurred within the prior twelve months and that defaulted during the current reporting period will also be required. The disclosures are to be presented at the level of disaggregation that management uses when assessing and monitoring the loan portfolio’s risk and performance. The majority of disclosures required as of the end of a reporting period were effective as of December 31, 2010. Upon adoption of those portions of the ASU on December 31, 2010, we began providing the required end of period disclosures as currently presented in Note 3. The disclosures about activity were effective January 1, 2011. Upon adoption of the final portion of the ASU in our 2011 first quarter, we began providing the required activity disclosures, with the exception of the new TDR related disclosures, as currently presented in Note 3. In January 2011, the FASB issued ASU 2011-01, Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings in Update No. 2010-20, which temporarily deferred the effective date for disclosures related to TDRs.
(Continued)

11.

MERCANTILE BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1.	SIGNIFICANT ACCOUNTING POLICIES (Continued)

In April 2011, the FASB issued ASU 2011-02, A Creditor’s Determination of Whether a Restructuring is a Troubled Debt Restructuring, to clarify when a loan modification or restructuring is considered a TDR. When performing this evaluation under the ASU, a creditor must use judgment to determine whether (1) the debtor (i.e., the borrower) is experiencing financial difficulty, and (2) the lender has granted a concession to the borrower. The ASU amends current guidance to include indicators that a lender should consider in determining whether a borrower is experiencing financial difficulties. It further clarifies that a borrower could be experiencing financial difficulty even if it is not currently in default but default is probable in the foreseeable future. With respect to whether the lender has granted a concession to the borrower, the ASU indicates (1) a borrower’s inability to access funds at a market interest rate for debt with similar risk characteristics as the restructured debt indicates that the modification was executed at a below-market rate and therefore may indicate a concession was granted, (2) a modification that permanently or temporarily increases a loan’s contractual interest rate does not preclude it from being considered a concession because the rate may still be below the market interest rate for new debt with similar risk characteristics, and (3) a modification that results in a delay in payment that is insignificant is not considered to be a concession. The ASU also clarifies that a creditor is precluded from using the borrower’s effective interest rate test when performing this evaluation. For TDR identification and disclosure purposes, the guidance is effective for our 2011 third quarter and is to be applied retrospectively to modifications occurring on or after January 1, 2011 that remain outstanding at September 30, 2011. The effect, if any, of the change in the method of calculating impairment will be reflected in our 2011 third quarter. The ASU requires disclosure of the total recorded investment and allowance for loan losses for newly identified TDRs, based on the new guidance, as of September 30, 2011. Beginning in our 2011 third quarter, we are also required to disclose the previously deferred TDR activity related disclosures required by ASU 2010-20. Although early adoption of this ASU is permitted, we plan to adopt the new guidance in our 2011 third quarter. We do not expect the adoption of this ASU to have a material effect on our results of operations or financial position.

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

12.

MERCANTILE BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1.	SIGNIFICANT ACCOUNTING POLICIES (Continued)

In May 2011, the FASB issued ASU 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS, to align the fair value measurement and disclosure requirements in U.S. GAAP and International Financial Reporting Standards (“IFRSs”). Many of the amendments in this ASU will not result in a change in requirements but simply clarify existing requirements. The amendments in this ASU that do not change a principle or requirement for measuring fair value or disclosing information about fair value measurements include the following: (1) the ASU permits an exception for measuring fair value when a reporting entity manages its financial instruments on the basis of its net exposure, rather than gross exposure, to those risks; (2) the ASU clarifies that the application of premiums and discounts in a fair value measurement is related to the unit of account for the asset or liability being measured at fair value and specifically prohibits blockage discounts for Level 2 and 3 investments; and (3) the amendments expand fair value measurement disclosures. The more significant new disclosures include: (1) for all Level 3 fair value measurements, quantitative information about significant unobservable inputs used as well as a qualitative discussion about the sensitivity of recurring Level 3 fair value measurements; (2) transfers between Level 1 and Level 2 fair value measurements on a gross basis, including the reasons for those transfers; and (3) the categorization by level of the fair value hierarchy for items that are not measured at fair value in the balance sheet but for which the fair value is required to be disclosed (e.g., held-to-maturity securities and loans). The ASU is to be applied prospectively and is effective January 1, 2012. We do not expect the adoption of this new ASU to have a material effect on our results of operations or financial position.

In June 2011, the FASB issued ASU 2011-05, Presentation of Comprehensive Income, to improve the comparability, consistency and transparency of financial reporting and to increase the prominence of items reported in other comprehensive income. The ASU eliminates the option to present components of other comprehensive income as part of the Statement of Changes in Shareholders’ Equity. Instead, all changes in shareholders’ equity must be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In the single continuous statement approach, the statement should present the components of net income and total net income, the components of other comprehensive income and total other comprehensive income, and a total for comprehensive income. In the two-statement approach, the first statement should present the components of net income and total net income followed consecutively by a second statement that should present the components of other comprehensive income, a total for other comprehensive income and a total for comprehensive income. The ASU does not change certain other current requirements including items that constitute net income and other comprehensive income. The ASU is to be applied retrospectively and is effective January 1, 2012. We are currently evaluating the two presentation approaches permitted by the ASU.
(Continued)

13.

MERCANTILE BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
2.	SECURITIES

The amortized cost and fair value of available for sale securities and the related pre-tax gross unrealized gains and losses recognized in accumulated other comprehensive income (loss) are as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
June 30, 2011
U.S. Government agency debt obligations	$108,358,000	$1,604,000	$(1,208,000)	$108,754,000
Mortgage-backed securities	37,831,000	2,920,000	0	40,751,000
Michigan Strategic Fund bonds	17,470,000	0	0	17,470,000
Municipal general obligation bonds	26,614,000	556,000	(36,000)	27,134,000
Municipal revenue bonds	4,301,000	75,000	0	4,376,000
Mutual funds	1,284,000	16,000	0	1,300,000

	$195,858,000	$5,171,000	$(1,244,000)	$199,785,000

December 31, 2010
U.S. Government agency debt obligations	$121,633,000	$1,704,000	$(1,775,000)	$121,562,000
Mortgage-backed securities	44,340,000	2,601,000	0	46,941,000
Michigan Strategic Fund bonds	18,175,000	0	0	18,175,000
Municipal general obligation bonds	28,594,000	227,000	(779,000)	28,042,000
Municipal revenue bonds	4,841,000	46,000	(44,000)	4,843,000
Mutual funds	1,264,000	3,000	0	1,267,000

	$218,847,000	$4,581,000	$(2,598,000)	$220,830,000

(Continued)

14.

MERCANTILE BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
2.	SECURITIES (Continued)

Securities with unrealized losses at June 30, 2011 and December 31, 2010, aggregated by investment category and length of time that individual securities have been in a continuous loss position, are as follows:

	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss
June 30, 2011
U.S. Government agency debt obligations	$59,590,000	$(1,208,000)	$0	$0	$59,590,000	$(1,208,000)
Mortgage-backed securities	0	0	0	0	0	0
Michigan Strategic Fund bonds	0	0	0	0	0	0
Municipal general obligation bonds	0	0	3,279,000	(36,000)	3,279,000	(36,000)
Municipal revenue bonds	0	0	0	0	0	0
Mutual funds	0	0	0	0	0	0

	$59,590,000	$(1,208,000)	$3,279,000	$(36,000)	$62,869,000	$(1,244,000)

December 31, 2010
U.S. Government agency debt obligations	$56,588,000	$(1,775,000)	$0	$0	$56,588,000	$(1,775,000)
Mortgage-backed securities	0	0	0	0	0	0
Michigan Strategic Fund bonds	0	0	0	0	0	0
Municipal general obligation bonds	7,847,000	(299,000)	6,497,000	(480,000)	14,344,000	(779,000)
Municipal revenue bonds	811,000	(25,000)	805,000	(19,000)	1,616,000	(44,000)
Mutual funds	0	0	0	0	0	0

	$65,246,000	$(2,099,000)	$7,302,000	$(499,000)	$72,548,000	$(2,598,000)

(Continued)

15.

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

At June 30, 2011, 49 debt securities with a fair value totaling $62.9 million have unrealized losses with aggregate depreciation of $1.2 million, or 0.6% from the amortized cost basis of total securities. At June 30, 2011, 210 debt securities and a mutual fund with a fair value totaling $119.4 million have unrealized gains with aggregate appreciation of $5.2 million, or 2.6% from the amortized cost basis of total securities. After we considered whether the securities were issued by the federal government or its agencies and whether downgrades by bond rating agencies had occurred, we determined that unrealized losses were due to changing interest rate environments. As we do not intend to sell our debt securities before recovery of their cost basis and we believe it is more likely than not that we will not be required to sell our debt securities before recovery of the cost basis, no declines are deemed to be other-than-temporary.

The amortized cost and fair value of debt securities at June 30, 2011, by contractual maturity, are shown below. The contractual maturity is utilized below for U.S. Government agency debt obligations and municipal bonds. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment fees. Securities not due at a single maturity date, primarily mortgage-backed securities, are shown separately.
(Continued)

16.

MERCANTILE BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
2.	SECURITIES (Continued)

The maturities of securities and their weighted average yields at June 30, 2011 are also shown in the following table. The yields for municipal securities are included at their tax equivalent yield.

	Weighted
	Average	Amortized	Fair
	Yield	Cost	Value

Due in 2011	NA	$0	$0
Due in 2012 through 2016	5.79%	5,536,000	5,914,000
Due in 2017 through 2021	4.21	24,505,000	24,569,000
Due in 2022 and beyond	4.69	109,232,000	109,781,000
Mortgage-backed securities	5.14	37,831,000	40,751,000
Michigan Strategic Fund bonds	2.88	17,470,000	17,470,000
Mutual funds	3.11	1,284,000	1,300,000

	4.59%	$195,858,000	$199,785,000

At June 30, 2011, and December 31, 2010, the amortized cost of securities issued by the State of Michigan and all its political subdivisions totaled $30.9 million and $33.4 million, respectively, with an estimated market value of $31.5 million and $32.9 million, respectively. Total securities of any other specific issuer, other than the U.S. Government and its agencies, did not exceed 10% of shareholders’ equity.

The carrying value of U.S. Government agency debt obligations and mortgage-backed securities that are pledged to secure repurchase agreements and letters of credit issued on behalf of our customers was $114.9 million and $166.9 million at June 30, 2011 and December 31, 2010, respectively. In addition, substantially all of our municipal bonds have been pledged to the Discount Window of the Federal Reserve Bank of Chicago. Investments in Federal Home Loan Bank stock are restricted and may only be resold or redeemed by the issuer.
(Continued)

17.

MERCANTILE BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
3.	LOANS AND ALLOWANCE FOR LOAN LOSSES

Our total loans at June 30, 2011 were $1.12 billion compared to $1.26 billion at December 31, 2010, a decrease of $139.6 million, or 11.1%. The components of our loan portfolio disaggregated by class of loan within the loan portfolio segments at June 30, 2011 and December 31, 2010, and the percentage change in loans from the end of 2010 to the end of the second quarter of 2011, are as follows:

					Percent
	June 30, 2011		December 31, 2010		Increase
	Balance	%	Balance	%	(Decrease)
Commercial:
Commercial and industrial	$262,097,000	23.3%	$288,515,000	22.8%	(9.2)%
Vacant land, land development, and residential construction	67,784,000	6.0	83,786,000	6.6	(19.1)
Real estate — owner occupied	261,404,000	23.3	277,377,000	22.0	(5.8)
Real estate — non-owner occupied	381,699,000	34.0	449,104,000	35.6	(15.0)
Real estate — multi-family and residential rental	72,422,000	6.5	77,188,000	6.1	(6.2)

Total commercial	1,045,406,000	93.1	1,175,970,000	93.1	(11.1)

Retail:
Home equity and other	45,278,000	4.0	51,186,000	4.1	(11.5)
1-4 family mortgages	32,315,000	2.9	35,474,000	2.8	(8.9)

Total retail	77,593,000	6.9	86,660,000	6.9	(10.5)

Total loans	$1,122,999,000	100.0%	$1,262,630,000	100.0%	(11.1)%

Nonperforming loans as of June 30, 2011 and December 31, 2010 were as follows:

	June 30,	December 31,
	2011	2010
Loans past due 90 days or more still accruing interest	$0	$766,000
Nonaccrual loans, including troubled debt restructurings	43,422,000	63,915,000
Troubled debt restructurings, accruing interest	0	4,763,000

Total nonperforming loans	$43,422,000	$69,444,000

(Continued)

18.

MERCANTILE BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
3. LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)
     The recorded principal balance of nonaccrual loans, including troubled debt restructurings, was as follows:

	June 30,	December 31,
	2011	2010
Commercial:
Commercial and industrial	$5,576,000	$10,128,000
Vacant land, land development, and residential construction	3,330,000	12,441,000
Real estate — owner occupied	7,713,000	10,172,000
Real estate — non-owner occupied	18,890,000	22,609,000
Real estate — multi-family and residential rental	4,960,000	4,686,000

Total commercial	40,469,000	60,036,000

Retail:
Home equity and other	1,693,000	2,425,000
1-4 family mortgages	1,260,000	1,454,000

Total retail	2,953,000	3,879,000

Total nonaccrual loans	$43,422,000	$63,915,000

(Continued)

19.

MERCANTILE BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
3. LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)
     An age analysis of past due loans is as follows as of June 30, 2011:

			Greater				Recorded
	30 - 59	60 - 89	Than 89				Balance > 89
	Days	Days	Days	Total		Total	Days and
	Past Due	Past Due	Past Due	Past Due	Current	Loans	Accruing
Commercial:
Commercial and industrial	$64,000	$168,000	$1,777,000	$2,009,000	$260,088,000	$262,097,000	$0
Vacant land, land development, and residential construction	579,000	113,000	1,995,000	2,687,000	65,097,000	67,784,000	0
Real estate — owner occupied	529,000	0	3,053,000	3,582,000	257,822,000	261,404,000	0
Real estate — non-owner occupied	4,045,000	0	10,282,000	14,327,000	367,372,000	381,699,000	0
Real estate — multi-family and residential rental	1,122,000	0	2,100,000	3,222,000	69,200,000	72,422,000	0

Total commercial	6,339,000	281,000	19,207,000	25,827,000	1,019,579,000	1,045,406,000	0

Retail:
Home equity and other	4,000	115,000	773,000	892,000	44,386,000	45,278,000	0
1-4 family mortgages	225,000	0	766,000	991,000	31,324,000	32,315,000	0

Total retail	229,000	115,000	1,539,000	1,883,000	75,710,000	77,593,000	0

Total past due loans	$6,568,000	$396,000	$20,746,000	$27,710,000	$1,095,289,000	$1,122,999,000	$0

(Continued)

20.

MERCANTILE BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
3. LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)
     An age analysis of past due loans is as follows as of December 31, 2010:

			Greater				Recorded
	30 - 59	60 - 89	Than 89				Balance > 89
	Days	Days	Days	Total		Total	Days and
	Past Due	Past Due	Past Due	Past Due	Current	Loans	Accruing
Commercial:
Commercial and industrial	$280,000	$2,074,000	$1,474,000	$3,828,000	$284,687,000	$288,515,000	$19,000
Vacant land, land development, and residential construction	0	453,000	3,586,000	4,039,000	79,747,000	83,786,000	0
Real estate — owner occupied	1,194,000	574,000	6,497,000	8,265,000	269,112,000	277,377,000	0
Real estate — non-owner occupied	164,000	4,341,000	12,520,000	17,025,000	432,079,000	449,104,000	747,000
Real estate — multi-family and residential rental	672,000	0	2,692,000	3,364,000	73,824,000	77,188,000	0

Total commercial	2,310,000	7,442,000	26,769,000	36,521,000	1,139,449,000	1,175,970,000	766,000

Retail:
Home equity and other	1,024,000	179,000	227,000	1,430,000	49,756,000	51,186,000	0
1-4 family mortgages	365,000	0	316,000	681,000	34,793,000	35,474,000	0

Total retail	1,389,000	179,000	543,000	2,111,000	84,549,000	86,660,000	0

Total past due loans	$3,699,000	$7,621,000	$27,312,000	$38,632,000	$1,223,998,000	$1,262,630,000	$766,000

(Continued)

21.

MERCANTILE BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
3. LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)
     Impaired loans were as follows as of June 30, 2011:

	Unpaid			Average
	Contractual	Recorded		Recorded
	Principal	Principal	Related	Principal
	Balance	Balance	Allowance	Balance
With no related allowance recorded:
Commercial:
Commercial and industrial	$3,630,000	$1,431,000		$1,783,000
Vacant land, land development and residential construction	4,700,000	1,853,000		5,962,000
Real estate — owner occupied	8,994,000	4,594,000		4,757,000
Real estate — non-owner occupied	16,791,000	9,736,000		12,755,000
Real estate — multi-family and residential rental	4,361,000	2,254,000		1,653,000

Total commercial	38,476,000	19,868,000		26,910,000
Retail:
Home equity and other	867,000	858,000		504,000
1-4 family mortgages	428,000	407,000		272,000

Total retail	1,295,000	1,265,000		776,000

Total with no related allowance recorded	$39,771,000	$21,133,000		$27,686,000

With an allowance recorded:
Commercial:
Commercial and industrial	$5,315,000	$3,850,000	$1,832,000	$5,386,000
Vacant land, land development and residential construction	2,067,000	870,000	83,000	2,620,000
Real estate — owner occupied	3,827,000	3,026,000	817,000	4,641,000
Real estate — non-owner occupied	15,004,000	9,155,000	2,218,000	8,515,000
Real estate — multi-family and residential rental	4,432,000	2,555,000	693,000	3,014,000

Total commercial	30,645,000	19,456,000	5,643,000	24,176,000
Retail:
Home equity and other	815,000	788,000	391,000	1,349,000
1-4 family mortgages	608,000	600,000	49,000	754,000

Total retail	1,423,000	1,388,000	440,000	2,103,000

Total with an allowance recorded	$32,068,000	$20,844,000	$6,083,000	$26,279,000

Total impaired loans:
Commercial	69,121,000	39,324,000	5,643,000	51,086,000
Retail	2,718,000	2,653,000	440,000	2,879,000

Total impaired loans	$71,839,000	$41,977,000	$6,083,000	$53,965,000

Interest income of less than $0.1 million was recognized on impaired loans during the second quarter of 2011 and the first six months of 2011.
(Continued)

22.

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

23.

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
     Loans by credit quality indicators were as follows as of June 30, 2011:
     Commercial credit exposure — credit risk profiled by internal credit risk grades:

		Commercial			Commercial
		Vacant Land,	Commercial	Commercial	Real Estate -
	Commercial	Land Development,	Real Estate -	Real Estate -	Multi-Family
	and	and Residential	Owner	Non-Owner	and Residential
	Industrial	Construction	Occupied	Occupied	Rental
Internal credit risk grade groupings:
Grades 1 — 4	$150,050,000	$7,953,000	$130,427,000	$143,153,000	$29,675,000
Grades 5 — 7	104,894,000	53,038,000	118,784,000	193,935,000	27,236,000
Grades 8 — 9	7,153,000	6,793,000	12,193,000	44,611,000	15,511,000

Total commercial	$262,097,000	$67,784,000	$261,404,000	$381,699,000	$72,422,000

Retail credit exposure — credit risk profiled by collateral type:

	Retail	Retail
	Home Equity	1-4 Family
	and Other	Mortgages
Total retail	$45,278,000	$32,315,000

(Continued)

24.

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

(Continued)

25.

MERCANTILE BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
3.	LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

All commercial loans are graded using the following number system:

Grade 1.	Excellent credit rating that contain very little, if any, risk of loss.

Grade 2.	Strong sources of repayment and have low repayment risk.

Grade 3.	Good sources of repayment and have limited repayment risk.

Grade 4.	Adequate sources of repayment and acceptable repayment risk; however, characteristics are present that render the credit more vulnerable to a negative event.

Grade 5.	Marginally acceptable sources of repayment and exhibit defined weaknesses and negative characteristics.

Grade 6.	Well defined weaknesses which may include negative current cash flow, high leverage, or operating losses. Generally, if the credit does not stabilize or if further deterioration is observed in the near term, the loan will likely be downgraded and placed on the Watch List (i.e., list of lending relationships that receive increased scrutiny and review by the Board of Directors and senior management).

Grade 7.	Defined weaknesses or negative trends that merit close monitoring through Watch List status.

Grade 8.	Inadequately protected by current sound net worth, paying capacity of the obligor, or pledged collateral, resulting in a distinct possibility of loss requiring close monitoring through Watch List status.

Grade 9.	Vital weaknesses exist where collection of principal is highly questionable.

Grade 10.	Considered uncollectable and of such little value that their continuance as an asset is not warranted.
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
(Continued)

26.

MERCANTILE BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
3.	LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

Activity in the allowance for loan losses and the recorded investments in loans as of and during the six months ended June 30, 2011 are as follows:

	Commercial	Retail
	Loans	Loans	Unallocated	Total
Allowance for loan losses:
Beginning balance	$42,359,000	$2,972,000	$37,000	$45,368,000
Provision for loan losses	2,488,000	1,356,000	56,000	3,900,000
Charge-offs	(10,908,000)	(1,856,000)	0	(12,764,000)
Recoveries	2,048,000	168,000	0	2,216,000

Ending balance	$35,987,000	$2,640,000	$93,000	$38,720,000

Ending balance: individually evaluated for impairment	$5,643,000	$440,000	$0	$6,083,000

Ending balance: collectively evaluated for impairment	$30,344,000	$2,200,000	$93,000	$32,637,000

Total loans:
Ending balance	$1,045,406,000	$77,593,000		$1,122,999,000

Ending balance: individually evaluated for impairment	$39,324,000	$2,653,000		$41,977,000

Ending balance: collectively evaluated for impairment	$1,006,082,000	$74,940,000		$1,081,022,000

Activity in the allowance for loan losses during the six months ended June 30, 2010 is as follows:

Beginning balance				$47,878,000
Provision for loan losses				14,600,000
Charge-offs				(16,737,000)
Recoveries				1,997,000

Ending balance				$47,738,000

During the six months ended June 30, 2011, there were no purchases or sales of loans or reclassifications of loans held for sale.
(Continued)

27.

MERCANTILE BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

4.	PREMISES AND EQUIPMENT, NET

Premises and equipment are comprised of the following:

	June 30,	December 31,
	2011	2010
Land and improvements	$8,531,000	$8,531,000
Buildings	24,528,000	24,528,000
Furniture and equipment	12,514,000	12,478,000

	45,573,000	45,537,000
Less: accumulated depreciation	18,429,000	17,664,000

Premises and equipment, net	$27,144,000	$27,873,000

Depreciation expense totaled $0.4 million during the second quarter of 2011, compared to $0.5 million during the second quarter of 2010. Depreciation expense totaled $0.8 million during the first six months of 2011, compared to $1.1 million during the first six months of 2010.
5.	DEPOSITS

Our total deposits at June 30, 2011 totaled $1.25 billion compared to $1.27 billion at December 31, 2010, a decrease of $25.9 million, or 2.0%. The components of our outstanding balances at June 30, 2011 and December 31, 2010, and percentage change in deposits from the end of 2010 to the end of the second quarter of 2011, are as follows:

					Percent
	June 30, 2011		December 31, 2010		Increase
	Balance	%	Balance	%	(Decrease)
Noninterest-bearing demand	$144,761,000	11.6%	$112,944,000	8.9%	28.2%
Interest-bearing checking	162,821,000	13.0	158,177,000	12.4	2.9
Money market	153,537,000	12.3	150,631,000	11.8	1.9
Savings	49,708,000	4.0	60,201,000	4.7	(17.4)
Time, under $100,000	67,054,000	5.4	75,857,000	6.0	(11.6)
Time, $100,000 and over	192,197,000	15.4	206,954,000	16.2	(7.1)

	770,078,000	61.7	764,764,000	60.0	0.7

Out-of-area interest-bearing checking	28,936,000	2.3	0	NA	NA
Out-of-area time, under $100,000	27,982,000	2.3	37,253,000	2.9	(24.9)
Out-of-area time, $100,000 and over	420,936,000	33.7	471,815,000	37.1	(10.8)

	477,854,000	38.3	509,068,000	40.0	(6.1)

Total deposits	$1,247,932,000	100.0%	$1,273,832,000	100.0%	(2.0)%

(Continued)

28.

MERCANTILE BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

6.	SHORT-TERM BORROWINGS

Information relating to our securities sold under agreements to repurchase follows:

	Six Months Ended	Twelve Months Ended
	June 30, 2011	December 31, 2010
Outstanding balance at end of period	$71,207,000	$116,979,000
Average interest rate at end of period	0.60%	0.69%

Average daily balance during the period	$88,425,000	$107,781,000
Average interest rate during the period	0.63%	1.31%

Maximum daily balance during the period	$116,398,000	$133,280,000
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

Our outstanding balances at June 30, 2011 totaled $45.0 million and mature at varying dates from March 2012 through January 2014, with fixed rates of interest from 3.04% to 4.42% and averaging 3.57%. At December 31, 2010, outstanding balances totaled $65.0 million with maturities ranging from June 2011 through January 2014, with fixed rates of interest from 3.04% to 4.42% and averaging 3.73%.

Each advance is payable at its maturity date, and is subject to a prepayment fee if paid prior to the maturity date. The advances are collateralized by residential mortgage loans, first mortgage liens on multi-family residential property loans, first mortgage liens on commercial real estate property loans, and substantially all other assets of our bank, under a blanket lien arrangement. Our borrowing line of credit as of June 30, 2011 totaled about $133 million, with availability approximating $88 million.

Maturities of currently outstanding FHLB advances during the next 60 months are:

2011	$0
2012	30,000,000
2013	10,000,000
2014	5,000,000
2015	0
(Continued)

29.

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

These instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized, if any, in the balance sheet. Our bank’s maximum exposure to loan loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual notional amount of those instruments. Our bank uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments. Collateral, such as accounts receivable, securities, inventory, and property and equipment, is generally obtained based on our credit assessment of the borrower. If required, estimated loss exposure resulting from these instruments is expensed and recorded as a liability. The balance of the liability was $0 as of June 30, 2011 and December 31, 2010.

A summary of the contractual amounts of our financial instruments with off-balance sheet risk at June 30, 2011 and December 31, 2010 follows:

	June 30,	December 31,
	2011	2010
Commercial unused lines of credit	$162,118,000	$158,945,000
Unused lines of credit secured by 1 — 4 family residential properties	26,722,000	26,870,000
Credit card unused lines of credit	7,634,000	7,768,000
Other consumer unused lines of credit	4,500,000	4,052,000
Commitments to extend credit	36,897,000	9,840,000
Standby letters of credit	17,756,000	19,343,000

	$255,627,000	$226,818,000

(Continued)

30.

MERCANTILE BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
8.	COMMITMENTS AND OFF-BALANCE SHEET RISK (Continued)

Certain of our commercial loan customers have entered into interest rate swap agreements directly with our correspondent banks. To assist our commercial loan customers in these transactions, and to encourage our correspondent banks to enter into the interest rate swap transactions with minimal credit underwriting analyses on their part, we have entered into risk participation agreements with the correspondent banks whereby we agree to make payments to the correspondent banks owed by our commercial loan customers under the interest rate swap agreement in the event that our commercial loan customers do not make the payments. We are not a party to the interest rate swap agreements under these arrangements. As of June 30, 2011, the total notional amount of the underlying interest rate swap agreements was $42.9 million, with a net fair value from our commercial loan customers’ perspective of negative $4.4 million. These risk participation agreements are considered financial guarantees in accordance with applicable accounting guidance and are therefore recorded as liabilities at fair value, generally equal to the fees collected at the time of their execution. These liabilities are accreted into income during the term of the interest rate swap agreements, generally ranging from four to fifteen years.

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

A majority of our assets are comprised of commercial loans on which the interest rates are variable; however, the interest rates on a significant portion of these loans will likely lag an increase in market interest rates under a rising interest rate environment. As of June 30, 2011, the Mercantile Bank Prime Rate, the index on which a substantial portion of our commercial floating rate loans are based, was 4.50% compared to the Wall Street Journal Prime Rate of 3.25%. Historically, the two indices have been equal; however, we elected not to reduce the Mercantile Bank Prime Rate in late October and mid-December of 2008 when the Wall Street Journal Prime Rate declined by 50 and 75 basis points, respectively. It is our general intent to keep the Mercantile Bank Prime Rate unchanged until the Wall Street Journal Prime Rate equals the Mercantile Bank Prime Rate, at which time the two indices will likely remain equal in future periods. In addition, a majority of our floating rate loans, whether tied to the Mercantile Bank Prime Rate, Wall Street Journal Prime Rate or Libor rates, have interest rate floors that are currently higher than the indexed rate provides for. To help mitigate the negative impact to our net interest income in an increasing interest rate environment resulting from our cost of funds likely increasing at a higher rate than the yield on our assets, we may periodically enter into derivative financial instruments.
(Continued)

31.

MERCANTILE BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
9.	HEDGING ACTIVITIES (Continued)

In June 2011, we simultaneously purchased and sold an interest rate cap with a correspondent bank, a structure commonly referred to as a “cap corridor”. The cap corridor, which does not qualify for hedge accounting, consisted of us purchasing a $100 million interest rate cap with a strike rate in close proximity to the then-current 30-day Libor rate and selling a $100 million interest rate cap with a strike rate that is 125 basis points higher than the purchased interest rate cap strike rate. On the settlement date, the present value of the purchased interest rate cap ($729,500) was recorded as an asset, while the present value of the sold interest rate cap ($213,500) was recorded as a liability. At each month end, the recorded balances of the purchased and sold interest rate caps are adjusted to reflect the current present values, with the offsetting entry being recorded to interest income on commercial loans. During the second quarter of 2011, we recorded a net increase of $52,000 to interest income on commercial loans to reflect the net change in present values. Payments made or received under the purchased and sold interest rate cap contracts, if any, are also recorded to interest income on commercial loans. No such payments were made or received during the second quarter of 2011.

10.	FAIR VALUES OF FINANCIAL INSTRUMENTS

Carrying amounts and estimated fair values of financial instruments were as follows as of June 30, 2011 and December 31, 2010:

	June 30, 2011		December 31, 2010
	Carrying	Fair	Carrying	Fair
	Values	Values	Values	Values
Financial assets
Cash and cash equivalents	$126,999,000	$126,999,000	$64,198,000	$64,198,000
Securities available for sale	199,785,000	199,785,000	220,830,000	220,830,000
Federal Home Loan Bank stock	11,961,000	11,961,000	14,345,000	14,345,000
Loans, net	1,084,279,000	1,090,796,000	1,217,262,000	1,223,911,000
Bank owned life insurance	47,631,000	47,631,000	46,743,000	46,743,000
Accrued interest receivable	5,010,000	5,010,000	5,942,000	5,942,000
Purchased interest rate cap	816,000	816,000	0	0

Financial liabilities
Deposits	1,247,932,000	1,257,722,000	1,273,832,000	1,284,767,000
Securities sold under agreements to repurchase	71,207,000	71,207,000	116,979,000	116,979,000
Federal Home Loan Bank advances	45,000,000	46,640,000	65,000,000	67,668,000
Subordinated debentures	32,990,000	32,937,000	32,990,000	33,006,000
Accrued interest payable	5,007,000	5,007,000	4,749,000	4,749,000
Sold interest rate cap	248,000	248,000	0	0
(Continued)

32.

MERCANTILE BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
10.	FAIR VALUES OF FINANCIAL INSTRUMENTS (Continued)

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

11.	FAIR VALUES

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
(Continued)

33.

MERCANTILE BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
11.	FAIR VALUES (Continued)

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

Securities held to maturity. Securities held to maturity are carried at amortized cost when we have the positive intent and ability to hold them to maturity. The fair value of held to maturity securities is based on quoted prices, if available. If quoted prices are not available, fair values are measured using independent pricing models. We had no securities held to maturity outstanding as of June 30, 2011 or December 31, 2010.
(Continued)

34.

MERCANTILE BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
11.	FAIR VALUES (Continued)
Mortgage loans held for sale. Mortgage loans held for sale are carried at the lower of aggregate cost or fair value and are measured on a nonrecurring basis. Fair value is based on independent quoted market prices, where applicable, or the prices for other mortgage whole loans with similar characteristics. As of June 30, 2011 and December 31, 2010, we determined that the fair value of our mortgage loans held for sale was similar to the cost; therefore, we carried the $0.6 million and $2.7 million, respectively, of such loans at cost so they are not included in the nonrecurring table below.
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
Derivatives. For interest rate cap contracts, we measure fair value utilizing models that use primarily market observable inputs, such as forecasted yield curves, and accordingly, interest rate cap contracts are classified as Level 2.
Assets and Liabilities Measured at Fair Value on a Recurring Basis
The balances of assets and liabilities measured at fair value on a recurring basis as of June 30, 2011 are as follows:

		Quoted
		Prices in
		Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Available for sale securities
U.S. Government agency debt obligations	$108,754,000	$0	$108,754,000	$0
Mortgage-backed securities	40,751,000	0	40,751,000	0
Michigan Strategic Fund bonds	17,470,000	0	17,470,000	0
Municipal general obligation bonds	27,134,000	0	27,134,000	0
Municipal revenue bonds	4,376,000	0	4,376,000	0
Mutual funds	1,300,000	0	1,300,000	0
Derivatives
Interest rate cap contracts	568,000	0	568,000	0

Total	$200,353,000	$0	$200,353,000	$0

(Continued)

35.

MERCANTILE BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
11.	FAIR VALUES (Continued)
There were no transfers in or out of Level 1, Level 2 or Level 3 during the first six months of 2011.
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

We had no interest rate cap contracts outstanding at December 31, 2010. There were no transfers in or out of Level 1, Level 2 or Level 3 during 2010.

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
The balances of assets and liabilities measured at fair value on a nonrecurring basis as of June 30, 2011 are as follows:

		Quoted
		Prices in
		Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Impaired loans (1)	$32,328,000	$0	$0	$32,328,000
Foreclosed assets (1)	18,473,000	0	0	18,473,000

Total	$50,801,000	$0	$0	$50,801,000

(Continued)

36.

MERCANTILE BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
11.	FAIR VALUES (Continued)
The balances of assets and liabilities measured at fair value on a nonrecurring basis as of December 31, 2010 are as follows:

		Quoted
		Prices in
		Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Impaired loans (1)	$39,056,000	$0	$0	$39,056,000
Foreclosed assets (1)	16,675,000	0	0	16,675,000

Total	$55,731,000	$0	$0	$55,731,000

(1)	Represents carrying value and related write-downs for which adjustments are based on the estimated value of the property or other assets.
12.	REGULATORY MATTERS
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
The prompt corrective action regulations provide five classifications, including well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized, although these terms are not used to represent overall financial condition. If an institution is not well capitalized, regulatory approval is required to accept brokered deposits. Subject to limited exceptions, no institution may make a capital distribution if, after making the distribution, it would be undercapitalized. If an institution is undercapitalized, it is subject to close monitoring by its principal federal regulator, its asset growth and expansion are restricted, and plans for capital restoration are required. In addition, further specific types of restrictions may be imposed on the institution at the discretion of the federal regulator. At June 30, 2011 and December 31, 2010, our bank was in the well capitalized category under the regulatory framework for prompt corrective action. There are no conditions or events since June 30, 2011 that we believe have changed our bank’s categorization.
(Continued)

37.

MERCANTILE BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
12.	REGULATORY MATTERS (Continued)
Our actual capital levels (dollars in thousands) and the minimum levels required to be categorized as adequately and well capitalized were:

					Minimum Required
					to be Well
			Minimum Required		Capitalized Under
			for Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Regulations
	Amount	Ratio	Amount	Ratio	Amount	Ratio
June 30, 2011
Total capital (to risk weighted assets)
Consolidated	$177,096	13.9%	$102,314	8.0%	$ NA	NA
Bank	178,542	14.0	102,231	8.0	127,788	10.0%
Tier 1 capital (to risk weighted assets)
Consolidated	160,829	12.6	51,157	4.0	NA	NA
Bank	162,288	12.7	51,116	4.0	76,673	6.0
Tier 1 capital (to average assets)
Consolidated	160,829	10.3	62,669	4.0	NA	NA
Bank	162,288	10.4	62,629	4.0	78,286	5.0

December 31, 2010
Total capital (to risk weighted assets)
Consolidated	$175,029	12.5%	$112,480	8.0%	$ NA	NA
Bank	175,122	12.5	112,398	8.0	140,497	10.0%
Tier 1 capital (to risk weighted assets)
Consolidated	157,111	11.2	56,240	4.0	NA	NA
Bank	157,217	11.2	56,199	4.0	84,299	6.0
Tier 1 capital (to average assets)
Consolidated	157,111	9.1	69,135	4.0	NA	NA
Bank	157,217	9.1	69,112	4.0	86,389	5.0
(Continued)

38.

MERCANTILE BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
12.	REGULATORY MATTERS (Continued)
Our consolidated capital levels as of June 30, 2011 and December 31, 2010 include $32.0 million of trust preferred securities issued by the trust in September 2004 and December 2004 subject to certain limitations. Under applicable Federal Reserve guidelines, the trust preferred securities constitute a restricted core capital element. The guidelines provide that the aggregate amount of restricted core elements that may be included in our Tier 1 capital must not exceed 25% of the sum of all core capital elements, including restricted core capital elements, net of goodwill less any associated deferred tax liability. Our ability to include the trust preferred securities in Tier 1 capital in accordance with the guidelines is not affected by the provision of the Dodd-Frank Act generally restricting such treatment, because (i) the trust preferred securities were issued before May 19, 2010, and ii) our total consolidated assets as of December 31, 2009 were less than $15.0 billion. As of June 30, 2011 and December 31, 2010, all $32.0 million of the trust preferred securities were included in our consolidated Tier 1 capital.
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
Our and our bank’s ability to pay cash and stock dividends is subject to limitations under various laws and regulations and to prudent and sound banking practices. In April 2010, we suspended future payments of cash dividends on our common stock until economic conditions and our financial performance improve. In addition, we are precluded from paying dividends on our common stock and preferred stock because, under the terms of our subordinated debentures, we cannot pay dividends during periods when we have deferred the payment of interest on our subordinated debentures; and, as indicated above in this Note 12, we are now deferring such interest payments. Also, pursuant to our Articles of Incorporation, we are precluded from paying dividends on our common stock while any dividends accrued on our preferred stock have not been declared and paid. Because, as indicated above in this Note 12, we have suspended the payment of dividends on our preferred stock, we are precluded from paying dividends on our common stock.

39.

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
Introduction
The following discussion compares the financial condition of Mercantile Bank Corporation and its consolidated subsidiaries, Mercantile Bank of Michigan (“our bank”), our bank’s three subsidiaries, Mercantile Bank Mortgage Company, LLC (“our mortgage company”), Mercantile Bank Real Estate Co., LLC (“our real estate company”) and Mercantile Insurance Center, Inc. (“our insurance company”), at June 30, 2011 and December 31, 2010 and the results of operations for the three and six months ended June 30, 2011 and June 30, 2010. This discussion should be read in conjunction with the interim consolidated financial statements and footnotes included in this report. Unless the text clearly suggests otherwise, references in this report to “us,” “we,” “our” or “the company” include Mercantile Bank Corporation and its consolidated subsidiaries referred to above.
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

40.

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

41.

MERCANTILE BANK CORPORATION
Accounting guidance requires that we assess whether a valuation allowance should be established against our net deferred tax asset based on the consideration of all available evidence using a “more likely than not” standard. In making such judgments, we consider both positive and negative evidence and analyze changes in near-term market conditions as well as other factors which may impact future operating results. Significant weight is given to evidence that can be objectively verified. Despite improvements in key areas such as an expanded net interest margin, increased regulatory capital levels, a continued shift to local funding sources and reduced controllable overhead costs, the loan provision expense and problem asset administrative costs remain sizable. The continuing impact from the distressed operating environment has restricted our ability to rely on projections of future taxable income to support the recovery of our deferred tax asset. Consequently, we have determined it necessary to establish and maintain a valuation allowance against our entire net deferred tax asset as of June 30, 2011 and December 31, 2010. We will continue to monitor our net deferred tax asset quarterly for changes affecting its realizability.
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
We recorded a net profit during the second quarter of 2011, our second consecutive quarterly net profit after two years of quarterly losses. A significantly lower provision expense primarily provided for the positive earnings performance; however, our improved earnings performance also reflects the many positive steps we have taken over the past several years to not only partially mitigate the impact of asset quality-related costs in the near term, but to benefit us on a longer-term basis as well. First, our net interest margin has been expanding as we have replaced maturing high-rate deposits and borrowed funds with lower-cost funds, while at the same time our commercial loan pricing initiatives offset the negative impact of a relatively high level of nonaccrual loans. Next, our regulatory risk-based capital ratios are increasing, reflecting the impact of the net income recorded during the first six months of 2011, the sale of preferred stock under the Department of Treasury’s Capital Purchase Program and the reduction of loans outstanding, which have more than offset the impact of our net losses recorded during 2010 and 2009. In addition, we are increasing our local deposit balances, reflecting the successful implementation of various initiatives, campaigns and product enhancements. The local deposit growth, combined with the reduction of loans outstanding, are providing for a substantial reduction of, and reliance on, wholesale funds. Lastly, we are seeing the positive effect of our branch consolidation and other overhead cost reduction initiatives, as we continue to make strides to reduce controllable noninterest expense.

42.

MERCANTILE BANK CORPORATION
Our asset quality metrics are on an improving trend, and we are cautiously optimistic that the positive trends will continue. In aggregate dollar amounts, nonperforming asset levels have been declining over the past five quarters, and as of June 30, 2011 were at the lowest level since March 31, 2009. Progress in the stabilization of economic and real estate market conditions has provided for numerous loan rating upgrades and significantly lower volumes of loan rating downgrades, providing for a substantially lower provision expense during the first six months of 2011. We believe a continuation of improved market conditions will provide for lower future period provision expense and problem asset administration costs when compared to levels over the past several years.
Financial Condition
During the first six months of 2011, our total assets decreased $94.5 million, and totaled $1.54 billion as of June 30, 2011. The decline in total assets was comprised primarily of a $139.6 million reduction in total loans and a $23.4 million decrease in securities, more than offsetting a $62.8 million increase in cash and cash equivalents. Total deposits declined $25.9 million, securities sold under agreements to repurchase (“repurchase agreements”) decreased $45.8 million and Federal Home Loan Bank advances were down $20.0 million.
Commercial loans declined $130.6 million during the first six months of 2011, and at June 30, 2011 totaled $1.05 billion, or 93.1% of the loan portfolio. The decline in outstanding balances primarily reflects the impact of a concerted effort on our part to reduce exposure to certain non-owner occupied commercial real estate (“CRE”) lending and the sluggishness in business activity in our markets. During the first six months of 2011, commercial loans collateralized by non-owner occupied CRE declined $67.4 million. Our systematic approach to reducing our exposure to certain non-owner occupied CRE lending will be prolonged, given the nature of CRE lending and depressed economic conditions; however, we believe that such a reduction is in our best interest when taking into account the increased inherent credit risk and nominal deposit balances generally associated with the targeted borrowing relationships. Our commercial and industrial (“C&I”) loan portfolio declined $26.4 million during the first six months of 2011, in large part reflecting ongoing sluggish business activity and a corresponding reduction in accounts receivable and inventory financings. We would expect to see an increase in commercial line of credit usage when economic conditions improve. Also during the first six months of 2011, commercial loans collateralized by owner-occupied CRE and commercial loans related to vacant land, land development and residential construction both decreased by $16.0 million.
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

43.

MERCANTILE BANK CORPORATION
The following table summarizes our loans secured by real estate, excluding residential mortgage loans representing permanent financing of owner occupied dwellings and home equity lines of credit:

	6/30/11	3/31/11	12/31/10	9/30/10	6/30/10
Residential-Related:
Vacant Land	$13,484,000	$16,321,000	$17,201,000	$18,013,000	$20,351,000
Land Development	18,134,000	27,171,000	28,147,000	29,735,000	29,627,000
Construction	4,706,000	4,906,000	5,621,000	5,854,000	6,627,000

	36,324,000	48,398,000	50,969,000	53,602,000	56,605,000

Comm’l Non-Owner Occupied:
Vacant Land	12,639,000	13,669,000	14,293,000	15,416,000	19,812,000
Land Development	16,348,000	16,492,000	17,807,000	18,221,000	18,585,000
Construction	10,709,000	10,046,000	31,827,000	39,620,000	52,295,000
Commercial Buildings	429,708,000	484,629,000	489,371,000	509,777,000	512,816,000

	469,404,000	524,836,000	553,298,000	583,034,000	603,508,000

Comm’l Owner Occupied:
Construction	1,517,000	1,404,000	672,000	0	1,360,000
Commercial Buildings	264,848,000	273,739,000	282,388,000	298,846,000	302,768,000

	266,365,000	275,143,000	283,060,000	298,846,000	304,128,000

Total	$772,093,000	$848,377,000	$887,327,000	$935,482,000	$964,241,000

Residential mortgage loans and consumer loans declined in aggregate $9.1 million during the first six months of 2011, and at June 30, 2011, totaled $77.6 million, or 6.9% of the total loan portfolio. Although the residential mortgage loan and consumer loan portfolios may increase in future periods, we expect the commercial sector of the lending efforts and resultant assets to remain the dominant loan portfolio category.
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

44.

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
Throughout 2009, 2010 and during the first six months of 2011, we saw a continuation of the stresses caused by the poor economic conditions, especially in the CRE markets. High vacancy rates or slow absorption have resulted in inadequate cash flow generated from some real estate projects we have financed, and have required guarantors to provide personal funds to make full contractual loan payments and pay other operating costs. In some cases, the guarantors’ cash and other liquid reserves have become seriously diminished. In other cases, sale of the collateral, either by the borrower or us, is our primary source of repayment.
We are, however, encouraged by the apparent credit quality stabilization within our loan portfolio during the past several quarters. After a period of significant and ongoing increases from 2007 through September 30, 2009, the level of nonperforming assets was relatively unchanged from September 30, 2009 through June 30, 2010, and then declined during the last six months of 2010 and first six months of 2011. Of particular note are the reduced level of additions to the nonperforming asset category and increased level of interest in, and sales of, foreclosed properties and assets securing nonperforming loans.

45.

MERCANTILE BANK CORPORATION
As of June 30, 2011, nonperforming assets totaled $61.9 million, or 4.0% of total assets, compared to $86.1 million (5.3% of total assets) and $110.5 million (6.1% of total assets) as of December 31, 2010 and June 30, 2010, respectively. The $24.2 million reduction during the first six months of 2011 and the $48.6 million decline during the twelve-month period ended June 30, 2011, are primarily associated with loans on, and properties consisting of, non-owner occupied CRE and residential-related development. As of June 30, 2011, nonperforming loans secured by, and foreclosed properties consisting of, non-owner occupied CRE properties totaled $25.5 million, reflecting reductions of $8.7 million and $21.2 million from December 31, 2010 and June 30, 2010, respectively. Nonperforming loans and foreclosed properties associated with the development of residential-related real estate totaled $10.6 million as of June 30, 2011, reflecting reductions of $6.3 million and $21.2 million from December 31, 2010 and June 30, 2010, respectively. Nonperforming C&I loans and repossessed assets totaled $3.8 million as of June 30, 2011, a reduction of $4.4 million from December 31, 2010 and $3.3 million from June 30, 2010.
The following table summarizes nonperforming loans, including troubled debt restructurings:

	6/30/11	3/31/11	12/31/10	9/30/10	6/30/10
Past due 90 days or more and accruing interest	$0	$0	$766,000	$0	$24,000
Nonaccrual, including troubled debt restructurings	43,422,000	55,444,000	63,915,000	64,639,000	81,543,000
Troubled debt restructurings, accruing interest	0	4,761,000	4,763,000	5,862,000	5,946,000

Total	$43,422,000	$60,205,000	$69,444,000	$70,501,000	$87,513,000

The following table provides a breakdown of nonperforming assets by property type:

	6/30/11	3/31/11	12/31/10	9/30/10	6/30/10
Residential Real Estate:
Land Development	$8,531,000	$14,252,000	$14,547,000	$16,746,000	$21,551,000
Construction	2,089,000	2,268,000	2,333,000	2,924,000	10,231,000
Owner Occupied / Rental	8,996,000	8,893,000	9,454,000	7,251,000	6,159,000

	19,616,000	25,413,000	26,334,000	26,921,000	37,941,000

Commercial Real Estate:
Land Development	2,223,000	2,422,000	2,454,000	2,277,000	2,050,000
Construction	0	0	0	0	571,000
Owner Occupied	10,749,000	13,389,000	14,740,000	15,083,000	16,216,000
Non-Owner Occupied	25,526,000	30,086,000	34,209,000	41,725,000	46,706,000

	38,498,000	45,897,000	51,403,000	59,085,000	65,543,000

Non-Real Estate:
Commercial Assets	3,777,000	4,728,000	8,221,000	6,386,000	7,049,000
Consumer Assets	4,000	51,000	161,000	5,000	0

	3,781,000	4,779,000	8,382,000	6,391,000	7,049,000

Total	$61,895,000	$76,089,000	$86,119,000	$92,397,000	$110,533,000

46.

MERCANTILE BANK CORPORATION
The following table provides a reconciliation of nonperforming assets:

	2nd Qtr	1st Qtr	4th Qtr	3rd Qtr	2nd Qtr
	2011	2011	2010	2010	2010
Beginning balance	$76,089,000	$86,119,000	$92,397,000	$110,533,000	$117,557,000
Additions	6,478,000	3,848,000	13,602,000	10,905,000	13,101,000
Returns to performing status	0	(766,000)	(1,019,000)	(7,938,000)	(1,356,000)
Principal payments	(12,067,000)	(5,555,000)	(7,217,000)	(5,422,000)	(7,332,000)
Sale proceeds	(2,547,000)	(2,085,000)	(5,282,000)	(1,209,000)	(2,398,000)
Loan charge-offs	(5,393,000)	(4,800,000)	(4,650,000)	(12,829,000)	(8,176,000)
Valuation write-downs	(665,000)	(672,000)	(1,712,000)	(1,643,000)	(863,000)

Total	$61,895,000	$76,089,000	$86,119,000	$92,397,000	$110,533,000

Net loan charge-offs during the first six months of 2011 totaled $10.5 million, or an annualized 1.76% of average total loans. For comparative purposes, net loan charge-offs equaled 2.43% and 2.24% of average loans during 2010 and 2009, respectively. Approximately 44% of the loan charge-offs during the first six months of 2011 represent the charge-off of specific reserves that were created through provision expense in prior years. Net loan charge-offs in at least the next few quarters are expected to remain elevated compared to historical averages due to the higher volume of nonperforming loans and stressed economic conditions.
The following table provides a breakdown of net loan charge-offs (recoveries) by collateral type:

	2nd Qtr	1st Qtr	4th Qtr	3rd Qtr	2nd Qtr
	2011	2011	2010	2010	2010
Residential Real Estate:
Land Development	$2,496,000	$(2,000)	$312,000	$2,115,000	$1,254,000
Construction	(9,000)	0	173,000	93,000	649,000
Owner Occupied / Rental	1,819,000	1,208,000	120,000	1,212,000	407,000

	4,306,000	1,206,000	605,000	3,420,000	2,310,000

Commercial Real Estate:
Land Development	(62,000)	(73,000)	219,000	360,000	674,000
Construction	0	0	0	0	660,000
Owner Occupied	755,000	1,436,000	976,000	2,159,000	726,000
Non-Owner Occupied	445,000	(40,000)	2,642,000	6,805,000	2,551,000

	1,138,000	1,323,000	3,837,000	9,324,000	4,611,000

Non-Real Estate:
Commercial Assets	(336,000)	2,794,000	819,000	1,517,000	1,670,000
Consumer Assets	(9,000)	126,000	47,000	1,000	(3,000)

	(345,000)	2,920,000	866,000	1,518,000	1,667,000

Total	$5,099,000	$5,449,000	$5,308,000	$14,262,000	$8,588,000

47.

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

48.

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
Reflecting the stressed economic conditions and resulting negative impact on our loan portfolio, we have substantially increased the allowance as a percent of the loan portfolio over the past several years. The allowance equaled $38.7 million, or 3.45% of total loans outstanding, as of June 30, 2011, compared to 3.59%, 3.11%, 1.46% and 1.43% at year-end 2010, 2009, 2008 and 2007, respectively. As of June 30, 2011, the allowance was comprised of $32.6 million in general reserves relating to non-impaired loans and $6.1 million in specific reserve allocations relating to impaired loans. Impaired loans with an aggregate carrying value of $25.3 million as of June 30, 2011 had been subject to previous partial charge-offs aggregating $26.3 million. Those partial charge-offs were recorded as follows: $6.8 million in first six months of 2011, $16.4 million in 2010, $2.2 million in 2009 and $0.9 million in 2008. As of June 30, 2011, specific reserves allocated to impaired loans that had been subject to a previous partial charge-off totaled $1.6 million.
Although we believe the allowance is adequate to absorb loan losses as they arise, there can be no assurance that we will not sustain loan losses in any given period that could be substantial in relation to, or greater than, the size of the allowance.
Securities decreased by $23.4 million during the first six months of 2011, totaling $211.7 million as of June 30, 2011. Proceeds from called U.S. Government agency bonds during the first six months of 2011 totaled $15.3 million, with another $2.5 million received from called tax-exempt municipal bonds, $6.5 million from principal paydowns on mortgage-backed securities and $0.7 million from matured Michigan Strategic Fund bonds. We also received $2.4 million from the redemption of FHLB stock. Purchases during the first six months of 2011, consisting almost exclusively of U.S. Government agency bonds, totaled $2.0 million. At June 30, 2011, the portfolio was comprised of U.S. Government agency bonds (51%), U.S. Government agency issued or guaranteed mortgage-backed securities (19%), tax-exempt municipal general obligation and revenue bonds (15%), Michigan Strategic Fund bonds (8%), FHLB stock (6%) and mutual funds (1%). All of our securities, exclusive of FHLB stock, are currently designated as available for sale, and are therefore stated at fair value. The fair value of securities designated as available for sale at June 30, 2011 totaled $199.8 million, including a net unrealized gain of $3.9 million. We maintain the securities portfolio at levels to provide adequate pledging and secondary liquidity for our daily operations. In addition, the securities portfolio serves a primary interest rate risk management function.
FHLB stock totaled $12.0 million as of June 30, 2011, down $2.4 million from December 31, 2010 due to an unsolicited redemption during the second quarter of 2011. Our investment in FHLB stock is necessary to engage in their advance and other financing programs. We received a quarterly cash dividend at a rate of 2.50% during the first six months of 2011 and at an average rate of 2.00% per annum during 2010, and we believe a cash dividend will continue to be paid in future quarters.

49.

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
Federal funds sold, consisting of excess funds sold overnight to a correspondent bank, along with investments in interest-bearing deposits at correspondent banks, are used to manage daily liquidity needs and interest rate sensitivity. During the first six months of 2011, the average balance of these funds equaled $71.8 million, or 4.8% of average earning assets. This level is relatively similar to the 4.5% and 3.0% of average earning assets maintained during 2010 and 2009, respectively, but considerably higher than the historical average of less than 1.0%. Given the stressed market and economic conditions, we made the decision in early 2009 to operate with a higher than traditional balance of federal funds sold and interest-bearing deposits. We expect to maintain the higher balance of federal funds sold and other interest-bearing deposits, likely 2.5% to 3.5% of average earning assets, until market and economic conditions return to more normalized levels.
Premises and equipment at June 30, 2011 equaled $27.1 million, a decrease of $0.7 million during the first six months of 2011. Purchases of premises and equipment during the first six months of 2011 totaled only $0.1 million, while depreciation expense totaled $0.8 million. On December 30, 2009, all FDIC-insured financial institutions were required to prepay estimated FDIC deposit insurance assessments for the fourth quarter of 2009 and the years 2010, 2011 and 2012. The amount we paid equaled $16.3 million, which is being expensed over the future quarterly assessment periods. As of June 30, 2011, the balance of this prepaid asset was $10.5 million. Under current regulation, any unused portion of the amount prepaid remaining after payment of amounts due on June 30, 2013 will be returned to us by the FDIC.
Foreclosed and repossessed assets totaled $18.5 million at June 30, 2011, compared to $16.7 million and $26.6 million on December 31, 2010, and December 31, 2009, respectively. The $1.8 million increase during the first six months of 2011 consisted of $7.8 million in transfers from the loan portfolio, partially offset by $4.9 million in sales proceeds and $1.1 million in valuation write-downs. We expect foreclosed and repossessed assets to remain at elevated levels as we move through the stressed economic environment and in certain situations elect to foreclose or repossess collateral. The State of Michigan has a relatively protracted foreclosure process that generally takes six to twelve months before deed is obtained. While we expect further transfers from loans to foreclosed and repossessed assets in future periods reflecting our collection efforts on impaired lending relationships, we are hopeful that the increased sales activity we witnessed during 2010 and the first six months of 2011 will continue and limit the overall increase in and average balance of this nonperforming asset category.

50.

MERCANTILE BANK CORPORATION
Deposits decreased $25.9 million during the first six months of 2011, totaling $1.25 billion at June 30, 2011. Local deposits increased $5.3 million, while out-of-area deposits decreased $31.2 million. As a percent of total deposits, local deposits equaled 61.7% on June 30, 2011, compared to 60.0%, 48.3% and 29.4% on December 31, 2010, December 31, 2009 and December 31, 2008, respectively. In comparing balances as of June 30, 2011 to those at December 31, 2008, total deposits have declined by $351.6 million, consisting of a $299.7 million increase in local deposits and a $651.3 million decrease in out-of-area deposits. The decline in out-of-area deposits primarily results from the decline in total loans and the increase in local deposits. The increase in local deposits reflects various programs and initiatives we have implemented over the past several years, including: certificate of deposit campaign; implementation of several deposit-gathering initiatives in our commercial lending function; introduction of new deposit-related products and services; and the continuation of providing our customers with the latest in technological advances that give improved information, convenience and timeliness.
Noninterest-bearing checking deposit accounts increased during the first six months of 2011 after having been relatively stable over the past several years. Noninterest-bearing checking accounts averaged $130.5 million during the first six months of 2011, compared to an average balance of $110 million to $120 million over the past several years. In fact, during the latter part of the second quarter of 2011, the average balance was closer to the quarter-end balance of about $145 million. A majority of the increase represents transfers from our repurchase agreement product, reflecting a late 2010 rate change offered on the repurchase agreement product whereby for certain lower-balance customers, maintaining their relationship with us in a noninterest-bearing checking account was less expensive for them than keeping their funds in the repurchase agreement product when taking into account the rate paid and fees assessed. We proactively worked with these customers, resulting in approximately $18 million being transferred during the first six months of 2011.
Local interest-bearing checking accounts, in large part reflecting the continued success of our executive banking product, increased $4.6 million during the first six months of 2011, and are up $76.5 million since year-end 2009. Money market deposit accounts increased $2.9 million during the first six months of 2011, and are up $121.5 million since year-end 2009. The increases in both interest-bearing checking accounts and money market deposit accounts reflect our enhanced marketing program and relatively aggressive rates which resulted in many new individual, business and municipality deposits and increased balances from existing depositors, as well as transfers from maturing certificates of deposit. Savings deposits decreased $10.5 million during the first six months of 2011, but are up $11.1 million since year-end 2009. A vast majority of the changes in savings accounts reflect periodic deposits and withdrawals from several local municipal customers that tend to correspond with the receipt and use of property tax collections.
Certificates of deposit purchased by customers located within our market areas declined $23.6 million during the first six months of 2011, after decreasing $115.8 million during 2010. A majority of the decline during both time periods reflects funds from maturing certificates of deposit being transferred to interest-bearing checking and money market deposit accounts, and we expect that trend to continue in future periods.

51.

MERCANTILE BANK CORPORATION
Deposits obtained from customers located outside of our market areas decreased $31.2 million during the first six months of 2011, and have declined $247.0 million since year-end 2009. As of June 30, 2011, out-of-area deposits totaled $477.9 million. Out-of-area deposits primarily consist of certificates of deposit obtained from depositors located outside our market areas and placed by deposit brokers for a fee, but also include certificates of deposit obtained from the deposit owners directly. The owners of out-of-area deposits include individuals, businesses and municipalities located throughout the United States. In addition, during the first six months of 2011, we established an interest-bearing checking account relationship with an out-of-area depositor engaged in the management of retirement accounts. This custodial relationship totaled $28.9 million as of June 30, 2011, and is expected to remain relatively stable in future periods. We expect this to be a long-term relationship. The significant decline in out-of-area deposits since year-end 2009 primarily reflects the influx of cash resulting from the reduction in total loans and from the increase in local deposits.
Repurchase agreements decreased $45.8 million during the first six months of 2011, totaling $71.2 million as of June 30, 2011. About 40% of the decline represents transfers to noninterest-bearing checking accounts, while the remainder primarily reflects expected seasonal withdrawals as business customers use funds for tax and bonus payments. As part of our sweep account program, collected funds from certain business noninterest-bearing checking accounts are invested into over-night interest-bearing repurchase agreements. Such repurchase agreements are not deposit accounts and are not afforded federal deposit insurance.
FHLB advances decreased $20.0 million during the first six months of 2011, and are down $160.0 million since year-end 2009. As of June 30, 2011, FHLB advances totaled $45.0 million. The decline in FHLB advances since year-end 2009 primarily reflects the influx of cash resulting from the reduction in total loans and from the increase in local deposits. The FHLB advances are collateralized by residential mortgage loans, first mortgage liens on multi-family residential property loans, first mortgage liens on commercial real estate property loans, and substantially all other assets of our bank, under a blanket lien arrangement. Our borrowing line of credit as of June 30, 2011 totaled about $133 million, with availability approximating $88 million.
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
To assist in providing needed funds, we have regularly obtained monies from wholesale funding sources. Wholesale funds, comprised primarily of deposits from customers outside of our market areas and advances from the FHLB, totaled $522.9 million, or 38.3% of combined deposits and borrowed funds, as of June 30, 2011, compared to $584.1 million, or 39.8% of combined deposits and borrowed funds as of December 31, 2010, $944.9 million, or 54.8% of combined deposits and borrowed funds as of December 31, 2009, and $1.41 billion, or 71.5% of combined deposits and borrowed funds as of December 31, 2008. The significant decline since year-end 2008 primarily reflects the influx of cash resulting from the reduction in total loans and from increased local deposits.

52.

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
As part of our sweep account program, collected funds from certain business noninterest-bearing checking accounts are invested into over-night interest-bearing repurchase agreements. Such repurchase agreements are not deposit accounts and are not afforded federal deposit insurance. Repurchase agreements decreased $45.8 million during the first six months of 2011, totaling $71.2 million as of June 30, 2011. Approximately 40% of the decline represents transfers to noninterest-bearing checking accounts, reflecting a late 2010 rate change offered on the repurchase agreement product whereby for certain lower-balance customers, maintaining their relationship with us in a noninterest-bearing checking account was less expensive for them than keeping their funds in the repurchase agreement product when taking into account the rate paid and fees assessed. We proactively worked with these customers, resulting in approximately $18 million being transferred during the first six months of 2011. The remainder of the decline primarily reflects expected seasonal withdrawals as business customers use funds for tax and bonus payments. Generally, we see an increase in the repurchase agreement aggregate balance throughout the calendar year, and then a decline during the first quarter of each calendar year. Information regarding our repurchase agreements as of June 30, 2011 and during the first six months of 2011 is as follows:

Outstanding balance at June 30, 2011	$71,207,000
Weighted average interest rate at June 30, 2011	0.60%
Maximum daily balance six months ended June 30, 2011	$116,398,000
Average daily balance for six months ended June 30, 2011	$88,425,000
Weighted average interest rate for six months ended June 30, 2011	0.63%
As a member of the FHLB, we have access to the FHLB advance borrowing programs. FHLB advances were down $20.0 million during the first six months of 2011, and are down $160.0 million since December 31, 2009 and $225.0 million since December 31, 2008. As of June 30, 2011, FHLB advances totaled $45.0 million. The decline in FHLB advances since year-end 2008 primarily reflects the influx of cash resulting from the reduction in total loans and from the increase in local deposits. Based on available collateral at June 30, 2011, we could borrow an additional $88.0 million.

53.

MERCANTILE BANK CORPORATION
We also have the ability to borrow up to $30.0 million on a daily basis through a correspondent bank using an established unsecured federal funds purchased line of credit. At no time during the first six months of 2011 did we access the federal funds purchased line of credit; in fact, we have not accessed this line of credit since January of 2010. In contrast, federal funds sold averaged $62.1 million during the first six months of 2011 and $69.3 million during all of 2010, with another $9.6 million invested in interest-bearing deposits at correspondent banks during the first six months of 2011 and $9.3 million during all of 2010. Given the volatile market and stressed economic conditions, we have been operating with a higher than normal balance of federal funds sold and other short-term investments. It is expected that we will maintain the higher balance of liquid funds, likely to average 2.5% to 3.5% of average earning assets, until market and economic conditions return to more normalized levels. As a result, we expect the use of our federal funds purchased line of credit, in at least the near future, will be rare, if at all.
We have a line of credit through the Discount Window of the Federal Reserve Bank of Chicago. Using a substantial majority of our tax-exempt municipal securities as collateral, we could have borrowed up to $26.7 million for terms of 1 to 28 days at June 30, 2011. We did not utilize this line of credit during the first six months of 2011 or at any time during 2010 and 2009, and do not plan to access this line of credit in future periods.
The following table reflects, as of June 30, 2011, significant fixed and determinable contractual obligations to third parties by payment date, excluding accrued interest:

	One Year	One to	Three to	Over
	or Less	Three Years	Five Years	Five Years	Total
Deposits without a stated maturity	$539,763,000	$0	$0	$0	$539,763,000
Certificates of deposit	451,877,000	189,420,000	66,872,000	0	708,169,000
Short-term borrowings	71,207,000	0	0	0	71,207,000
Federal Home Loan Bank advances	30,000,000	15,000,000	0	0	45,000,000
Subordinated debentures	0	0	0	32,990,000	32,990,000
Other borrowed money	0	0	0	1,721,000	1,721,000
In addition to normal loan funding and deposit flow, we must maintain liquidity to meet the demands of certain unfunded loan commitments and standby letters of credit. As of June 30, 2011, we had a total of $237.8 million in unfunded loan commitments and $17.8 million in unfunded standby letters of credit. Of the total unfunded loan commitments, $200.9 million were commitments available as lines of credit to be drawn at any time as customers’ cash needs vary, and $36.9 million were for loan commitments expected to close and become funded within the next twelve months. The level of commitments to make loans has declined significantly when compared to historical levels, primarily reflecting stressed economic conditions; however, the $36.9 million level at June 30, 2011 is higher than the levels over the past couple of years. We regularly monitor fluctuations in loan balances and commitment levels, and include such data in our overall liquidity management.
We monitor our liquidity position and funding strategies on an ongoing basis, but recognize that unexpected events, changes in economic or market conditions, a reduction in earnings performance, declining capital levels or situations beyond our control could cause liquidity challenges. While we believe it is unlikely that a funding crisis of any significant degree is likely to materialize, we have developed a comprehensive contingency funding plan that provides a framework for meeting liquidity disruptions.

54.

MERCANTILE BANK CORPORATION
Capital Resources
Shareholders’ equity is a noninterest-bearing source of funds that can provide support for asset growth. Shareholders’ equity was $130.9 million at June 30, 2011, compared to $125.9 million at December 31, 2010. The $5.0 million increase during the first six months of 2011 is primarily due to net income attributable to common shares of $3.5 million and a $1.3 million tax-adjusted increase in the market value of our available for sale securities portfolio.
The increase in shareholders’ equity during the first six months of 2011 provided for improved regulatory capital ratios, and our bank remains “well capitalized”. As of June 30, 2011, our bank’s total risk-based capital ratio was 14.0%, compared to 12.5% at December 31, 2010. Our bank’s total regulatory capital, consisting of shareholders’ equity plus a portion of the allowance, increased by $3.4 million during the first six months of 2011, reflecting net income of $5.1 million and a reduction of $1.7 million in eligible allowance primarily due to a decline in total risk-weighted assets. In addition to the increased total regulatory capital, our bank’s total risk-based capital ratio increased due to a decline of $127.1 million in total risk-weighted assets, primarily resulting from a reduction in commercial loans. As of June 30, 2011, our bank’s total regulatory capital equaled $178.5 million, or approximately $51 million in excess of the 10.0% minimum which is among the requirements to be categorized as “well capitalized”. Our and our bank’s capital ratios as of June 30, 2011 and December 31, 2010 are disclosed in Note 12 of the Notes to Consolidated Financial Statements.
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
Results of Operations
We recorded net income attributable to common shares of $2.4 million for the second quarter of 2011 ($0.28 per basic share and $0.27 per diluted share), compared with a net loss attributable to common shares of $0.7 million ($0.08 per basic and diluted share) recorded during the second quarter of 2010. We recorded net income attributable to common shares of $3.5 million ($0.40 per basic share and $0.39 per diluted share) for the first six months of 2011, compared with a net loss attributable to common shares of $3.6 million ($0.43 per basic and diluted share) recorded during the first six months of 2010.

55.

MERCANTILE BANK CORPORATION
The improved earnings performance in the second quarter of 2011 and the first six months of 2011 compared to the respective prior-year periods primarily results from lower provisions to the allowance for loan losses. The decreased provision expense reflects lower volumes of loan rating downgrades and nonperforming loans and a higher volume of loan rating upgrades, as well as progress in the stabilization of economic and real estate market conditions and resulting collateral valuations. An increased net interest margin, which partially mitigated the negative impact of a lower level of average earning assets, a reduction in controllable overhead expenses, and lower FDIC insurance premiums also contributed to the improved earnings performance in the second quarter of 2011 and first six months of 2011 compared to the respective 2010 periods. The enhanced earnings performance in the second quarter of 2011 compared to the second quarter of 2010 is also attributable to a reduction in costs associated with the administration and resolution of problem assets.
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
Interest income during the second quarter of 2011 was $18.5 million, a decrease of $4.2 million, or 18.7%, from the $22.7 million earned during the second quarter of 2010. Interest income during the first six months of 2011 was $37.6 million, a decrease of $8.3 million, or 18.0%, from the $45.9 million earned during the first six months of 2010. The reduction in interest income is primarily attributable to a significant decrease in earning assets, and to a much lesser extent, a declining yield on earning assets. During the second quarter of 2011, earning assets averaged $1.48 billion, a decline of $287.0 million, or 16.2%, from the $1.77 billion in average earning assets during the second quarter of 2010. Average loans were down $285.8 million, average securities decreased $18.6 million, average federal funds sold increased $17.4 million, and average interest-bearing deposit balances increased nominally. During the first six months of 2011, earning assets averaged $1.50 billion, or $295.7 million lower than average earning assets of $1.80 billion during the same time period in 2010. Average loans were down $284.9 million, average securities decreased $19.0 million, average federal funds sold increased $7.3 million, and average interest-bearing deposit balances increased $0.9 million.
During the second quarter of 2011 and 2010, earning assets had a weighted average yield (tax equivalent-adjusted basis) of 5.04% and 5.18%, respectively. The decline in earning asset yield in the second quarter of 2011 compared to the prior-year second quarter primarily resulted from a change in average earning asset mix, most notably a decline in higher-yielding average loans and an increase in lower-yielding average federal funds sold as a percentage of average earning assets, and a decreased yield on average securities. Average loans equaled 79.5% of average earning assets during the second quarter of 2011, while average securities, federal funds sold, and interest-bearing deposit balances equaled 14.7%, 5.2%, and 0.6%, respectively. During the second quarter of 2010, average loans, securities, federal funds sold, and interest-bearing deposit balances represented 82.8%, 13.3%, 3.3%, and 0.6%, respectively, of average earning assets. The yield on average securities was 4.44% in the second quarter of 2011 compared to 4.69% in the respective 2010 period. The lower yield on average securities in the second quarter of 2011 compared to the prior-year second quarter mainly resulted from a decreased yield on U.S. Government agency bonds, reflecting a decline in market rates. Purchases of U.S. Government agency bonds using proceeds received from called bonds of the same type, along with additional purchases of agency bonds necessary to support increased collateral requirements, during the decreased market rate environment experienced in the latter six months of 2010, negatively impacted the yield on average securities.

56.

MERCANTILE BANK CORPORATION
During the first six months of 2011 and 2010, earning assets had an average yield of 5.10% and 5.20%, respectively. The decline in earning asset yield in the 2011 period compared to the prior-year period resulted from a change in earning asset mix, most notably a decrease in higher-yielding average loans and an increase in lower-yielding average federal funds sold as a percentage of average earning assets, and a decreased yield on average securities, which more than offset the positive impact of an increased yield on average loans. Average loans equaled 80.4% of average earning assets during the first six months of 2011, while average securities, federal funds sold, and interest-bearing deposit balances equaled 14.9%, 4.1%, and 0.6%, respectively. During the first six months of 2010, average loans, securities, federal funds sold, and interest-bearing deposit balances represented 83.0%, 13.5%, 3.0%, and 0.5%, respectively, of average earning assets. The yield on average securities was 4.47% in the first six months of 2011 compared to 4.79% in the same prior-year period. The lower yield on average securities in the 2011 period compared to the respective 2010 period primarily resulted from a decreased yield on U.S. Government Agency bonds, reflecting a decrease in market rates, and a shift in the securities portfolio mix from higher-yielding municipal securities to lower-yielding U.S. Government Agency bonds. After analyzing our current and forecasted federal income tax position, we decided to sell certain tax-exempt municipal bonds with an aggregate book value of $20.0 million in late March 2010. A vast majority of the sales proceeds were used to purchase U.S. Government agency bonds during April and early May of 2010. The increase in U.S. Government agency bonds as a percentage of average total securities also resulted from purchases necessitated by increased collateral requirements in the latter part of 2010. The yield on average loans equaled 5.50% during the first six months of 2011 compared to 5.47% during the comparable 2010 period. A lower average balance of nonaccrual loans during the first six months of 2011 compared to the prior-year period resulted in the higher yield on loans.
Interest expense during the second quarter of 2011 was $5.3 million, a decrease of $3.0 million, or 35.9%, from the $8.3 million expensed during the second quarter of 2010. Interest expense during the first six months of 2011 was $11.0 million, a decrease of $6.2 million, or 35.8%, from the $17.2 million expensed during the first six months of 2010. The reduction in interest expense in the 2011 periods compared to the respective 2010 periods is attributable to a decrease in the volume of interest-bearing liabilities and a decline in the weighted average cost of interest-bearing liabilities. During the second quarter of 2011, interest-bearing liabilities averaged $1.30 billion, or $301.6 million lower than average interest-bearing liabilities of $1.60 billion during the prior-year second quarter. Average interest-bearing deposits were down $153.5 million, while average FHLB advances decreased $111.7 million, average short-term borrowings decreased $23.9 million, and average other borrowings decreased $12.5 million. During the first six months of 2011, interest-bearing liabilities averaged $1.32 billion, or $308.4 million lower than average interest-bearing liabilities of $1.63 billion during the same time period in 2010. Average interest-bearing deposits decreased $167.9 million, while average FHLB advances decreased $119.9 million, average short-term borrowings decreased $11.8 million, and average other borrowings decreased $8.8 million.

57.

MERCANTILE BANK CORPORATION
During the second quarter of 2011 and 2010, interest-bearing liabilities had a weighted average rate of 1.64% and 2.08%, respectively. During the first six months of 2011 and 2010, interest-bearing liabilities had a weighted average rate of 1.68% and 2.12%, respectively. The lower weighted average cost of interest-bearing liabilities in the 2011 periods compared to the respective 2010 periods is primarily due to the decline in market interest rates that began late in the third quarter of 2007 and continued through December of 2008 and a change in average interest-bearing liability mix, most notably decreases in higher-costing average certificates of deposit and average FHLB advances and increases in certain lower-costing average non-certificate of deposit accounts as a percentage of average interest-bearing liabilities. Market interest rates remained low during 2009, 2010, and the first six months of 2011. Maturing fixed-rate certificates of deposit and borrowings were renewed at lower rates, replaced by lower-costing funds, or allowed to runoff during the 18-month period ending June 30, 2011. In addition, the lowering of interest rates on certain non-certificate of deposit accounts during this timeframe positively impacted the weighted average cost of interest-bearing liabilities in the 2011 periods compared to the 2010 periods.
Net interest income during the second quarter of 2011 was $13.2 million, a decrease of $1.2 million, or 8.8%, from the $14.4 million earned during the second quarter of 2010. Net interest income during the first six months of 2011 was $26.6 million, a decrease of $2.1 million, or 7.4%, from the $28.7 million earned during the first six months of 2010. The decrease in net interest income in the 2011 periods compared to the respective 2010 periods was due to a decrease in earning assets, which more than offset an increase in the net interest margin. The $285.8 million decline in average total loans during the second quarter of 2011 compared to the prior-year second quarter accounted for 99.6% of the total reduction in average earning assets during these comparable periods, while the $284.9 million decline in average total loans during the first six months of 2011 compared to the first six months of the prior year accounted for 96.3% of the total reduction in average earning assets during these comparable periods. The net interest margin during the second quarter of 2011 was 3.61%, compared to 3.31% during the second quarter of 2010. During the first six months of 2011, the net interest margin was 3.62%, compared to 3.28% during the same time period in 2010. The improved net interest margin in the second quarter of 2011 and the first six months of 2011 compared to the respective prior-year periods reflects a reduction in our cost of funds, which more than offset the decreased yield on earning assets. Although our yield on earning assets declined in the 2011 periods compared to the respective prior-year periods, our cost of funds declined at a significantly greater rate, resulting in the improved net interest margin. The cost of funds primarily decreased as a result of higher-costing matured certificates of deposit and FHLB advances being renewed at lower rates, replaced by lower-costing funds, or allowed to runoff. In addition, the lowering of interest rates on certain non-certificate of deposit accounts during the 18 months ended June 30, 2011, positively impacted the cost of funds.
The following table sets forth certain information relating to our consolidated average interest-earning assets and interest-bearing liabilities and reflects the average yield on assets and average cost of liabilities for the second quarter of 2011 and 2010. Such yields and costs are derived by dividing income or expense by the average daily balance of assets or liabilities, respectively, for the period presented. Tax-exempt securities interest income and yield have been computed on a tax equivalent basis using a marginal tax rate of 35%. Securities interest income was increased by $180,000 and $187,000 in the second quarter of 2011 and 2010, respectively, for this adjustment.

58.

MERCANTILE BANK CORPORATION

			Quarters ended June 30,
	2011			2010
	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate
			(dollars in thousands)
ASSETS
Loans	$1,179,786	$16,171	5.50%	$1,465,631	$20,066	5.49%
Investment securities	217,539	2,415	4.44	236,136	2,770	4.69
Federal funds sold	76,476	48	0.25	59,051	37	0.25
Interest-bearing deposit balances	9,608	6	0.24	9,573	10	0.43

Total interest — earning assets	1,483,409	18,640	5.04	1,770,391	22,883	5.18

Allowance for loan losses	(42,514)			(52,394)
Other assets	125,813			144,529

Total assets	$1,566,708			$1,862,526

LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing deposits	$1,116,386	$4,333	1.56%	$1,269,886	$5,992	1.89%
Short-term borrowings	77,248	116	0.60	101,167	353	1.40
Federal Home Loan Bank advances	64,341	606	3.73	176,044	1,576	3.54
Other borrowings	37,348	247	2.62	49,815	354	2.81

Total interest-bearing liabilities	1,295,323	5,302	1.64	1,596,912	8,275	2.08

Noninterest-bearing deposits	135,432			120,511
Other liabilities	6,711			6,196
Shareholders’ equity	129,242			138,907

Total liabilities and shareholders’ equity	$1,566,708			$1,862,526

Net interest income		$13,338			$14,608

Net interest rate spread			3.40%			3.10%

Net interest spread on average assets			3.41%			3.15%

Net interest margin on earning assets			3.61%			3.31%

59.

MERCANTILE BANK CORPORATION
Provisions for loan losses during the second quarter of 2011 were $1.7 million, compared to $6.2 million during the second quarter of 2010. Provisions for loan losses during the first six months of 2011 were $3.9 million, compared to $14.6 million during the same time period in 2010. The reduced provision expense reflects lower volumes of loan rating downgrades and nonperforming loans and a higher volume of loan rating upgrades, as well as progress in the stabilization of economic and real estate market conditions and resulting collateral valuations. Net loan charge-offs of $5.1 million were recorded during the second quarter of 2011, compared to $8.6 million during the prior-year second quarter. During the first six months of 2011, net loan charge-offs totaled $10.5 million, compared to $14.7 million during the same time period in 2010. Of the $12.8 million in gross loans charged-off during the first six months of 2011, $5.6 million, or about 44%, represents the elimination of specific reserves that were established through provision expense in earlier periods. The allowance, as a percentage of total loans outstanding, was 3.45% as of June 30, 2011, compared to 3.59% as of December 31, 2010 and 3.38% as of June 30, 2010.
Noninterest income during the second quarter of 2011 was $1.7 million, a decrease of $0.3 million, or 14.7%, from the $2.0 million earned during the second quarter of 2010. Noninterest income during the first six months of 2011 was $3.5 million, a decrease of $1.2 million, or 25.7% from the $4.7 million earned during the same time period in 2010. Noninterest income during the first six months of 2010 includes gains totaling $0.7 million from the sales of tax-exempt municipal bonds and guaranteed portions of certain Small Business Administration-guaranteed loans during the first quarter. Excluding these gains, noninterest income during the first six months of 2011 decreased $0.5 million, or 12.5%, compared to the first six months of 2010. The decline in noninterest income in the 2011 periods compared to the respective 2010 periods was mainly due to lower rental income from fewer foreclosed properties.
Noninterest expense during the second quarter of 2011 was $10.4 million, a decrease of $1.0 million, or 8.7%, from the $11.4 million expensed during the second quarter of 2010. Noninterest expense during the first six months of 2011 was $22.0 million, down $1.1 million, or 4.6%, from the amount expensed during the same time period in 2010. Controllable operating expenses, including salaries and benefits, occupancy, and furniture and equipment costs, declined $0.3 million, or 5.3%, in the second quarter of 2011 compared to the prior-year second quarter; these costs decreased $0.8 million, or 6.5%, during the first six months of 2011 compared to the same time period in 2010. Salary and benefit costs, which decreased $0.2 million in the second quarter of 2011 compared to the second quarter of 2010 and $0.5 million during the first six months of 2011 compared to the respective prior-year period, were positively impacted by a reduction in full-time equivalent employees from 248 at second quarter-end 2010 to 235 at second quarter-end 2011. Occupancy and furniture and equipment costs declined by $0.1 million in the second quarter of 2011 compared to the prior-year second quarter and $0.3 million in the first six months of 2011 compared to the respective 2010 period, primarily resulting from an aggregate reduction in depreciation expense. FDIC insurance premiums were $0.7 million during the second quarter of 2011, compared to $1.2 million during the second quarter of 2010; the lower premiums resulted from a decreased assessment rate. The implementation of the FDIC’s revised risk-based assessment system on April 1, 2011, resulted in the decreased assessment rate. FDIC insurance premiums were $1.6 million during the first six months of 2011, down from $2.4 million during the first six months of 2010. A lower assessment base and rate during the first quarter of 2011 compared to the first quarter of 2010, and the decreased assessment rate resulting from the FDIC’s revised risk-base assessment system during the second quarter of 2011 compared to the prior-year second quarter, resulted in the lower FDIC insurance premiums. Given the large number of insured institution failures in recent years, the increase in per-depositor insurance coverage, the temporary unlimited insurance of noninterest-bearing deposit accounts, and other changes in federal deposit insurance made by the Dodd-Frank Act, it is difficult to predict the level of our future deposit insurance assessments.

60.

MERCANTILE BANK CORPORATION
Nonperforming asset administration and resolution costs totaled $2.0 million during the second quarter of 2011, a decrease of $0.5 million, or 20.7%, from the $2.5 million in costs incurred during the second quarter of 2010; these costs totaled $5.1 million during the first six months of 2011, an increase of $0.1 million from the $5.0 million in costs incurred during the same time period in 2010. As a result of the significant level of nonperforming assets, these costs remain elevated; however, the costs are expected to decrease in future periods if the level of nonperforming assets continues to decline.
During the second quarter of 2011, we recorded income before federal income tax of $2.7 million and no federal income tax expense or benefit. During the second quarter of 2010, we recorded a loss before federal income tax of $1.2 million and a federal income tax benefit of $0.9 million. During the first six months of 2011, we recorded income before federal income tax of $4.1 million and no federal income tax or benefit, compared to a loss before federal income tax of $4.3 million and a federal income tax benefit of $1.3 million during the first six months of 2010. Although we recorded taxable income during the second quarter and first six months of 2011, the existence of a net operating loss carryforward resulted in no tax expense being recognized. Our ability to recognize federal income tax benefits during periods in which net losses are recorded is significantly limited due to the establishment of a valuation allowance against the entire balance of our net deferred tax asset in the fourth quarter of 2009. Generally, the calculation for the federal income tax provision (benefit) does not consider the tax effects of changes in other comprehensive income (“OCI”), which is a component of shareholders’ equity on the balance sheet. However, an exception is provided in certain circumstances, such as when there is a pre-tax loss from continuing operations. In such cases, pre-tax income from other categories (such as changes in OCI) is included in the calculation of the federal income tax provision (benefit) for the current year. This resulted in the recognition of the $0.9 million federal income tax benefit in the second quarter of 2010 and the $1.3 million federal income tax benefit during the first six months of 2010.
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

61.

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
The following table depicts our GAP position as of June 30, 2011:

	Within	Three to	One to	After
	Three	Twelve	Five	Five
	Months	Months	Years	Years	Total
Assets:
Commercial loans (1)	$255,159,000	$241,230,000	$500,197,000	$23,123,000	$1,019,709,000
Residential real estate loans	34,513,000	10,405,000	45,942,000	7,960,000	98,820,000
Consumer loans	1,549,000	731,000	2,070,000	120,000	4,470,000
Securities (2)	30,731,000	222,000	43,757,000	137,036,000	211,746,000
Federal funds sold	103,510,000	0	0	0	103,510,000
Interest-bearing deposits	9,501,000	0	0	0	9,501,000
Allowance for loan losses	0	0	0	0	(38,720,000)
Other assets	0	0	0	0	128,838,000

Total assets	434,963,000	252,588,000	591,966,000	168,239,000	$1,537,874,000

Liabilities:
Interest-bearing checking	191,757,000	0	0	0	191,757,000
Savings deposits	49,708,000	0	0	0	49,708,000
Money market accounts	153,537,000	0	0	0	153,537,000
Time deposits under $100,000	14,620,000	42,139,000	38,277,000	0	95,036,000
Time deposits $100,000 & over	110,998,000	284,120,000	218,015,000	0	613,133,000
Short-term borrowings	71,207,000	0	0	0	71,207,000
Federal Home Loan Bank advances	0	30,000,000	15,000,000	0	45,000,000
Other borrowed money	34,711,000	0	0	0	34,711,000
Noninterest-bearing checking	0	0	0	0	144,761,000
Other liabilities	0	0	0	0	8,107,000

Total liabilities	626,538,000	356,259,000	271,292,000	0	1,406,957,000
Shareholders’ equity	0	0	0	0	130,917,000

Total liabilities & shareholders’ equity	626,538,000	356,259,000	271,292,000	0	$1,537,874,000

Net asset (liability) GAP	$(191,575,000)	$(103,671,000)	$320,674,000	$168,239,000

Cumulative GAP	$(191,575,000)	$(295,246,000)	$25,428,000	$193,667,000

Percent of cumulative GAP to total assets	(12.5%)	(19.2%)	1.7%	12.6%

(1)	Floating rate loans that are currently at interest rate floors are treated as fixed rate loans and are reflected using maturity date and not repricing frequency.

(2)	Mortgage-backed securities are categorized by average life calculations based upon prepayment trends as of June 30, 2011.

62.

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
We conducted multiple simulations as of June 30, 2011, in which it was assumed that changes in market interest rates occurred ranging from up 400 basis points to down 400 basis points in equal quarterly instalments over the next twelve months. The following table reflects the suggested impact on net interest income over the next twelve months in comparison to estimated net interest income based on our balance sheet structure, including the balances and interest rates associated with our specific loans, securities, deposits and borrowed funds, as of June 30, 2011. The resulting estimates are well within our policy parameters established to manage and monitor interest rate risk.

	Dollar Change	Percent Change
	In Net	In Net
Interest Rate Scenario	Interest Income	Interest Income
Interest rates down 400 basis points	$(900,000)	(1.8%)
Interest rates down 300 basis points	(400,000)	(0.8)
Interest rates down 200 basis points	100,000	0.2
Interest rates down 100 basis points	600,000	1.2
No change in interest rates	1,300,000	2.7
Interest rates up 100 basis points	300,000	0.6
Interest rates up 200 basis points	300,000	0.6
Interest rates up 300 basis points	1,200,000	2.5
Interest rates up 400 basis points	900,000	1.8

63.

MERCANTILE BANK CORPORATION
The resulting estimates have been significantly impacted by the current interest rate and economic environments, as adjustments have been made to critical model inputs with regards to traditional interest rate relationships. This is especially important as it relates to floating rate commercial loans and brokered certificates of deposit, which comprise a substantial portion of our balance sheet. As of June 30, 2011, the Mercantile Bank Prime Rate is 4.50% as compared to the Wall Street Journal Prime Rate of 3.25%. Historically, the two indices have been equal; however, we elected not to reduce the Mercantile Bank Prime Rate in late October and mid-December of 2008 when the Wall Street Journal Prime Rate declined by 50 and 75 basis points, respectively. In conducting our simulations since year-end 2008, we have made the assumption that the Mercantile Bank Prime Rate will remain unchanged until the Wall Street Journal Prime Rate equals the Mercantile Bank Prime Rate, at which time the two indices will remain equal in the increasing interest rate scenarios. Also, brokered certificate of deposit rates have substantially decreased since December of 2008, with part of the decline attributable to a significant imbalance whereby the supply of available funds far outweighs the demand from banks looking to raise funds. As a result, we have substantially limited further reductions in brokered certificate of deposit rates in the declining interest rate scenarios.
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
Item 4. Controls and Procedures
As of June 30, 2011, an evaluation was performed under the supervision of and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of June 30, 2011. There have been no significant changes in our controls over financial reporting during the quarter ended June 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

64.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
We made no unregistered sale of equity securities, nor did we purchase our equity securities, during the quarter ended June 30, 2011.
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

65.

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
Item 3. Defaults Upon Senior Securities.
As indicated in Item 2 above, we suspended the payment of dividends on our preferred stock beginning with the dividend that would have been paid on August 15, 2010. Our outstanding preferred stock is designated as Fixed Rate Cumulative Perpetual Preferred Stock, Series A. As of the date of filing of this report, our aggregate arrearage in the payment of cumulative quarterly dividends on our preferred stock is approximately $1.1 million.
Item 4. Reserved
Not applicable.
Item 5. Other Information.
Not applicable.
Item 6. Exhibits

EXHIBIT NO.	EXHIBIT DESCRIPTION

3.1	Our Articles of Incorporation are incorporated by reference to Exhibit 3.1 of our Form 10-Q for the quarter ended June 30, 2009

3.2	Our Amended and Restated Bylaws dated as of January 16, 2003 are incorporated by reference to Exhibit 3.2 of our Registration Statement on Form S-3 (Commission File No. 333-103376) that became effective on February 21, 2003

31	Rule 13a-14(a) Certifications

32.1	Section 1350 Chief Executive Officer Certification

32.2	Section 1350 Chief Financial Officer Certification

101	The following financial information from Mercantile’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Changes in Shareholders’ Equity, (iv) the Consolidated Statements of Cash Flows, and (v) the Notes to Consolidated Financial Statements *

* Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

66.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 8, 2011.

MERCANTILE BANK CORPORATION
By:	/s/ Michael H. Price
Michael H. Price
Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)

By:	/s/ Charles E. Christmas
Charles E. Christmas
Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)

67.

EXHIBIT INDEX

EXHIBIT NO.	EXHIBIT DESCRIPTION

3.1	Our Articles of Incorporation are incorporated by reference to Exhibit 3.1 of our Form 10-Q for the quarter ended June 30, 2009

3.2	Our Amended and Restated Bylaws dated as of January 16, 2003 are incorporated by reference to Exhibit 3.2 of our Registration Statement on Form S-3 (Commission File No. 333-103376) that became effective on February 21, 2003

31	Rule 13a-14(a) Certifications

32.1	Section 1350 Chief Executive Officer Certification

32.2	Section 1350 Chief Financial Officer Certification

101	The following financial information from Mercantile’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Changes in Shareholders’ Equity, (iv) the Consolidated Statements of Cash Flows, and (v) the Notes to Consolidated Financial Statements *

* Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.