Form 10-Q
period 2011-09-30
MERCANTILE BANK CORP
filed 2011-11-08
CIK 1042729

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Yes  ☒    No    ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes  ☒    No    ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐    No    ☒

At November 8, 2011, there were 8,604,906 shares of Common Stock outstanding.

MERCANTILE BANK CORPORATION

MERCANTILE BANK CORPORATION

PART I -— FINANCIAL INFORMATION

Item 1.	Financial Statements

CONSOLIDATED BALANCE SHEETS

	September 30, 2011	December 31, 2010
	(Unaudited)	(Audited)
ASSETS
Cash and due from banks	$18,890,000	$6,674,000
Interest-bearing deposit balances	9,630,000	9,600,000
Federal funds sold	97,183,000	47,924,000

Total cash and cash equivalents	125,703,000	64,198,000
Securities available for sale	173,134,000	220,830,000
Federal Home Loan Bank stock	11,961,000	14,345,000
Loans	1,094,037,000	1,262,630,000
Allowance for loan losses	(39,351,000)	(45,368,000)

Loans, net	1,054,686,000	1,217,262,000
Premises and equipment, net	26,865,000	27,873,000
Bank owned life insurance	48,083,000	46,743,000
Accrued interest receivable	4,887,000	5,942,000
Other real estate owned and repossessed assets	17,287,000	16,675,000
Other assets	15,379,000	18,553,000

Total assets	$1,477,985,000	$1,632,421,000

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits
Noninterest-bearing	$144,022,000	$112,944,000
Interest-bearing	1,041,311,000	1,160,888,000

Total deposits	1,185,333,000	1,273,832,000
Securities sold under agreements to repurchase	69,340,000	116,979,000
Federal Home Loan Bank advances	45,000,000	65,000,000
Subordinated debentures	32,990,000	32,990,000
Other borrowed money	1,714,000	11,804,000
Accrued interest and other liabilities	6,875,000	5,880,000

Total liabilities	1,341,252,000	1,506,485,000
Shareholders’ equity
Preferred stock, no par value; 1,000,000 shares authorized; 21,000 shares outstanding at September 30, 2011 and December 31, 2010	20,266,000	20,077,000
Common stock, no par value; 20,000,000 shares authorized; 8,605,053 shares outstanding at September 30, 2011 and 8,597,993 shares outstanding at December 31, 2010	172,834,000	172,677,000
Common stock warrant	1,138,000	1,138,000
Retained earnings (deficit)	(62,630,000)	(68,781,000)
Accumulated other comprehensive income	5,125,000	825,000

Total shareholders’ equity	136,733,000	125,936,000

Total liabilities and shareholders’ equity	$1,477,985,000	$1,632,421,000

See accompanying notes to consolidated financial statements.

1.

MERCANTILE BANK CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended Sept 30, 2011	Three Months Ended Sept 30, 2010	Nine Months Ended Sept 30, 2011	Nine Months Ended Sept 30, 2010
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Interest income
Loans, including fees	$14,951,000	$19,284,000	$47,854,000	$59,755,000
Securities, taxable	1,588,000	1,901,000	5,285,000	5,923,000
Securities, tax-exempt	439,000	497,000	1,368,000	1,802,000
Federal funds sold	60,000	41,000	138,000	110,000
Interest-bearing deposit balances	6,000	11,000	18,000	29,000

Total interest income	17,044,000	21,734,000	54,663,000	67,619,000
Interest expense
Deposits	4,040,000	5,636,000	13,007,000	18,125,000
Short-term borrowings	73,000	394,000	350,000	1,091,000
Federal Home Loan Bank advances	410,000	1,441,000	1,622,000	4,713,000
Other borrowings	226,000	328,000	782,000	1,029,000

Total interest expense	4,749,000	7,799,000	15,761,000	24,958,000

Net interest income	12,295,000	13,935,000	38,902,000	42,661,000
Provision for loan losses	1,100,000	10,400,000	5,000,000	25,000,000

Net interest income after provision for loan losses	11,195,000	3,535,000	33,902,000	17,661,000
Noninterest income
Services charges on accounts	405,000	452,000	1,228,000	1,365,000
Earnings on bank owned life insurance	452,000	445,000	1,340,000	1,310,000
Rental income from other real estate owned	208,000	362,000	599,000	1,153,000
Mortgage banking activities	195,000	346,000	453,000	576,000
Net gain on sales of securities	0	0	0	476,000
Gain on sales of commercial loans	0	99,000	0	324,000
Other income	544,000	585,000	1,639,000	1,736,000

Total noninterest income	1,804,000	2,289,000	5,259,000	6,940,000
Noninterest expense
Salaries and benefits	4,636,000	4,649,000	13,371,000	13,874,000
Occupancy	707,000	696,000	2,116,000	2,169,000
Furniture and equipment depreciation, rent and maintenance	305,000	358,000	912,000	1,163,000
Nonperforming asset costs	1,589,000	2,895,000	6,637,000	7,859,000
FDIC insurance costs	639,000	1,097,000	2,274,000	3,450,000
Other expense	2,099,000	2,204,000	6,689,000	6,459,000

Total noninterest expenses	9,975,000	11,899,000	31,999,000	34,974,000

Income (loss) before federal income tax expense (benefit)	3,024,000	(6,075,000)	7,162,000	(10,373,000)
Federal income tax expense (benefit)	0	(718,000)	0	(2,010,000)

Net income (loss)	3,024,000	(5,357,000)	7,162,000	(8,363,000)
Preferred stock dividends and accretion	342,000	325,000	1,011,000	966,000

Net income (loss) available to common shareholders	$2,682,000	$(5,682,000)	$6,151,000	$(9,329,000)

See accompanying notes to consolidated financial statements.

2.

MERCANTILE BANK CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS (Continued)

(Unaudited)

	Three Months Ended Sept 30, 2011	Three Months Ended Sept 30, 2010	Nine Months Ended Sept 30, 2011	Nine Months Ended Sept 30, 2010
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Basic earnings (loss) per share	$0.31	$(0.67)	$0.72	$(1.10)

Diluted earnings (loss) per share	$0.30	$(0.67)	$0.69	$(1.10)

Cash dividends per share	$0.00	$0.00	$0.00	$0.01

Average basic shares outstanding	8,604,263	8,507,174	8,602,654	8,504,664

Average diluted shares outstanding	8,868,122	8,507,174	8,875,025	8,504,664

See accompanying notes to consolidated financial statements.

3.

MERCANTILE BANK CORPORATION

CONSOLIDATED STATEMENTS OF

CHANGES IN SHAREHOLDERS’ EQUITY

(Unaudited)

($ in thousands)	Preferred Stock	Common Stock	Common Stock Warrant	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
Balances, January 1, 2011	$20,077	$172,677	$1,138	$(68,781)	$825	$125,936
Accretion of preferred stock	189			(189)		0
Employee stock purchase plan (3,531 shares)		30				30
Stock option exercises (8,800 shares)		55				55
Dividend reinvestment plan (644 shares)		6				6
Stock-based compensation expense		66				66
Preferred stock dividends				(822)		(822)
Comprehensive income (loss):
Net income for the period from January 1, 2011 through September 30, 2011				7,162		7,162
Change in net unrealized gain on securities available for sale, net of reclassifications					4,300	4,300

Total comprehensive income						11,462

Balances, September 30, 2011	$20,266	$172,834	$1,138	$(62,630)	$5,125	$136,733

See accompanying notes to consolidated financial statements.

4.

MERCANTILE BANK CORPORATION

CONSOLIDATED STATEMENTS OF

CHANGES IN SHAREHOLDERS’ EQUITY (Continued)

(Unaudited)

($ in thousands)	Preferred Stock	Common Stock	Common Stock Warrant	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
Balances, January 1, 2010	$19,839	$172,438	$1,138	$(54,170)	$859	$140,104
Accretion of preferred stock	177			(177)		0
Employee stock purchase plan (7,702 shares)		35				35
Dividend reinvestment plan (687 shares)		2				2
Stock-based compensation expense		378				378
Cash dividends ($0.01 per common share)		(85)				(85)
Preferred stock dividends				(790)		(790)
Comprehensive income (loss):
Net loss for the period from January 1, 2010 through September 30, 2010				(8,363)		(8,363)
Change in net unrealized gain on securities available for sale, net of reclassifications and tax effect					3,243	3,243
Net unrealized gain on securities transferred from held to maturity to available for sale, net of tax effect					274	274
Reclassification of unrealized gain on interest rate swaps, net of tax effect					(64)	(64)

Total comprehensive loss						(4,910)

Balances, September 30, 2010	$20,016	$172,768	$1,138	$(63,500)	$4,312	$134,734

See accompanying notes to consolidated financial statements.

5.

MERCANTILE BANK CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended Sept 30, 2011	Nine Months Ended Sept 30, 2010
Cash flows from operating activities
Net income (loss)	$7,162,000	$(8,363,000)
Adjustments to reconcile net income (loss) to net cash from operating activities
Depreciation and amortization	1,694,000	1,875,000
Provision for loan losses	5,000,000	25,000,000
Stock-based compensation expense	66,000	378,000
Proceeds from sales of mortgage loans held for sale	29,603,000	35,800,000
Origination of mortgage loans held for sale	(31,349,000)	(38,878,000)
Net gain from sales of mortgage loans held for sale	(338,000)	(425,000)
Gain from sale of commercial loans	0	(324,000)
Net gain from sale of held to maturity securities	0	(476,000)
Net loss from sale and valuation write-down of foreclosed assets	1,318,000	3,067,000
Recognition of unrealized gain on interest rate swaps	0	(99,000)
Earnings on bank owned life insurance	(1,340,000)	(1,310,000)
Net change in:
Accrued interest receivable	1,055,000	945,000
Other assets	2,599,000	899,000
Accrued expenses and other liabilities	173,000	(1,784,000)

Net cash from operating activities	15,643,000	16,305,000
Cash flows from investing activities
Loan originations and payments, net	149,809,000	170,466,000
Purchases of:
Securities available for sale	(3,072,000)	(71,526,000)
Proceeds from:
Maturities, calls and repayments of available for sale securities	55,179,000	84,491,000
Sales of held to maturity securities	0	20,452,000
Redemption of Federal Home Loan Bank stock	2,384,000	0
Proceeds from sales of commercial loans	0	7,395,000
Proceeds from sales of foreclosed assets	7,921,000	9,271,000
Purchases of premises and equipment, net	(222,000)	(84,000)

Net cash from investing activities	211,999,000	220,465,000
Cash flows from financing activities
Net decrease in time deposits	(133,202,000)	(190,595,000)
Net increase in all other deposits	44,703,000	140,832,000
Net increase (decrease) in securities sold under agreements to repurchase	(47,639,000)	16,486,000
Net decrease in federal funds purchased	0	(2,600,000)
Maturities and prepayments of Federal Home Loan Bank advances	(20,000,000)	(45,000,000)
Maturities of wholesale repurchase agreements	(10,000,000)	(5,000,000)
Net decrease in other borrowed money	(90,000)	(59,000)
Proceeds from stock option exercises	55,000	0
Employee stock purchase plan	30,000	35,000
Dividend reinvestment plan	6,000	2,000
Payment of cash dividends on preferred stock	0	(525,000)
Payment of cash dividends on common shares	0	(85,000)

Net cash for financing activities	(166,137,000)	(86,509,000)

See accompanying notes to consolidated financial statements.

6.

MERCANTILE BANK CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(Unaudited)

	Nine Months Ended Sept 30, 2011	Nine Months Ended Sept 30, 2010
Net change in cash and cash equivalents	61,505,000	150,261,000
Cash and cash equivalents at beginning of period	64,198,000	21,735,000

Cash and cash equivalents at end of period	$125,703,000	$171,996,000

Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest	$15,503,000	$26,741,000
Federal income tax	0	0
Noncash financing and investing activities:
Transfers from loans to foreclosed assets	9,851,000	7,626,000
Preferred stock cash dividend accrued	1,488,000	398,000

See accompanying notes to consolidated financial statements.

7.

MERCANTILE BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation: The unaudited financial statements for the nine months ended September 30, 2011 include the consolidated results of operations of Mercantile Bank Corporation and its consolidated subsidiaries. These subsidiaries include Mercantile Bank of Michigan (“our bank”) and our bank’s three subsidiaries, Mercantile Bank Mortgage Company, LLC (“our mortgage company”), Mercantile Bank Real Estate Co., LLC (“our real estate company”), and Mercantile Insurance Center, Inc. (“our insurance center”). These consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and Item 303(b) of Regulation S-K and do not include all disclosures required by accounting principles generally accepted in the United States of America for a complete presentation of our financial condition and results of operations. In the opinion of management, the information reflects all adjustments (consisting only of normal recurring adjustments) which are necessary in order to make the financial statements not misleading and for a fair presentation of the results of operations for such periods. The results for the period ended September 30, 2011 should not be considered as indicative of results for a full year. For further information, refer to the consolidated financial statements and footnotes included in our annual report on Form 10-K for the year ended December 31, 2010.

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

Approximately 70,000 unvested restricted shares were included in determining both basic and diluted earnings per share for the three and nine months ended September 30, 2011. In addition, stock options and a stock warrant for approximately 48,000 and 616,000 shares of common stock, respectively, were included in determining diluted earnings per share for the three and nine months ended September 30, 2011. Stock options for approximately 197,000 shares of common stock were antidilutive and not included in determining diluted earnings per share for the three and nine months ended September 30, 2011.

Due to our net loss for the 2010 periods, approximately 87,000 unvested restricted shares were not included in determining both basic and diluted earnings per share for the three and nine months ended September 30, 2010. In addition, stock options and a stock warrant for approximately 283,000 and 616,000 shares of common stock, respectively, were antidilutive and not included in determining diluted earnings per share for the three and nine months ended September 30, 2010. Weighted average diluted common shares outstanding equals the weighted average common shares outstanding during the three and nine months ended September 30, 2010 due to the net loss recorded during those time periods.

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

Troubled Debt Restructurings: A loan is accounted for as a troubled debt restructuring if we, for economic or legal reasons, grant a concession to a borrower considered to be experiencing financial difficulties that we would not otherwise consider. A troubled debt restructuring may involve the receipt of assets from the debtor in partial or full satisfaction of the loan, or a modification of terms such as a reduction of the stated interest rate or balance of the loan, a reduction of accrued interest, an extension of the maturity date or renewal of the loan at a stated interest rate lower than the current market rate for a new loan with similar risk, or some combination of these concessions. Troubled debt restructurings can be in either accrual or nonaccrual status. Nonaccrual troubled debt restructurings are included in nonperforming loans. Accruing troubled debt restructurings are generally excluded from nonperforming loans as it is considered probable that all contractual principal and interest due under the restructured terms will be collected.

In accordance with current accounting guidance, loans modified as troubled debt restructurings are, by definition, considered to be impaired loans. Impairment for these loans is measured on a loan-by-loan basis similar to other impaired loans as described above under “Allowance for Loan Losses.” Certain loans modified as troubled debt restructurings may have been previously measured for impairment under a general allowance methodology (i.e., pooling), thus at the time the loan is modified as a troubled debt restructuring the allowance will be impacted by the difference between the results of these two measurement methodologies. Loans modified as troubled debt restructurings that subsequently default are factored into the determination of the allowance in the same manner as other defaulted loans.

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

Changes in the fair value of derivatives that are designated, for accounting purposes, as a hedge of the variability of cash flows to be received on various loans and are effective are reported in other comprehensive income. They are later reclassified into earnings in the same periods during which the hedged transaction affects earnings and are included in the line item in which the hedged cash flows are recorded. If hedge accounting does not apply, changes in the fair value of derivatives are recognized immediately in current earnings as interest income or expense.

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

In July 2010, the FASB issued ASU 2010-20, Disclosure about the Credit Quality of Financing Receivables and the Allowance for Credit Losses. In order to provide greater transparency, this ASU requires significant new disclosures on a disaggregated basis about the allowance for credit losses (i.e., allowance for loan losses for banks) and the credit quality of financing receivables (i.e., loans for banks). Under the ASU, a rollforward schedule of the allowance for loan losses, with the ending allowance balance further disaggregated on the basis of the impairment method, along with the related ending loan balance and significant purchases and sales of loans during the period are to be disclosed by portfolio segment. Additional disclosures are required by class of loan, including credit quality, aging of past due loans, nonaccrual status and impairment information. Disclosure of the nature and extent of troubled debt restructurings (“TDR”) that occurred during the period and their effect on the allowance for loan losses as well as the effect on the allowance of TDRs that occurred within the prior twelve months and that defaulted during the current reporting period will also be required. The disclosures are to be presented at the level of disaggregation that management uses when assessing and monitoring the loan portfolio’s risk and performance. The majority of disclosures required as of the end of a reporting period were effective as of December 31, 2010. Upon adoption of those portions of the ASU on December 31, 2010, we began providing the required end of period disclosures as currently presented in Note 3. The disclosures about activity were effective January 1, 2011. Upon adoption of the final portion of the ASU in our 2011 first quarter, we began providing the required activity disclosures, with the exception of the new TDR related disclosures, as currently presented in Note 3. In January 2011, the FASB issued ASU 2011-01, Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings in Update No. 2010-20, which temporarily deferred the effective date for disclosures related to TDRs. Beginning with the 2011 third quarter, we began providing the required TDR disclosures as presented in Note 3.

(Continued)

11.

MERCANTILE BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	SIGNIFICANT ACCOUNTING POLICIES (Continued)

In April 2011, the FASB issued ASU 2011-02, A Creditor’s Determination of Whether a Restructuring is a Troubled Debt Restructuring, to clarify when a loan modification or restructuring is considered a TDR. When performing this evaluation under the ASU, a creditor must use judgment to determine whether (1) the debtor (i.e., the borrower) is experiencing financial difficulty, and (2) the lender has granted a concession to the borrower. The ASU amends current guidance to include indicators that a lender should consider in determining whether a borrower is experiencing financial difficulties. It further clarifies that a borrower could be experiencing financial difficulty even if it is not currently in default but default is probable in the foreseeable future. With respect to whether the lender has granted a concession to the borrower, the ASU indicates (1) a borrower’s inability to access funds at a market interest rate for debt with similar risk characteristics as the restructured debt indicates that the modification was executed at a below-market rate and therefore may indicate a concession was granted, (2) a modification that permanently or temporarily increases a loan’s contractual interest rate does not preclude it from being considered a concession because the rate may still be below the market interest rate for new debt with similar risk characteristics, and (3) a modification that results in a delay in payment that is insignificant is not considered to be a concession. The ASU also clarifies that a creditor is precluded from using the borrower’s effective interest rate test when performing this evaluation. For TDR identification and disclosure purposes, the guidance became effective for our 2011 third quarter and was applied retrospectively to modifications occurring on or after January 1, 2011 that remained outstanding at September 30, 2011. The effect of the change in the method of calculating impairment was reflected in our 2011 third quarter. The ASU requires disclosure of the total recorded investment and allowance for loan losses for newly identified TDRs, based on the new guidance, as of September 30, 2011. Beginning in our 2011 third quarter, we disclosed the previously deferred TDR activity related disclosures required by ASU 2010-20 in Note 3.

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

In June 2011, the FASB issued ASU 2011-05, Presentation of Comprehensive Income, to improve the comparability, consistency and transparency of financial reporting and to increase the prominence of items reported in other comprehensive income. The ASU eliminates the option to present components of other comprehensive income as part of the Statement of Changes in Shareholders’ Equity. Instead, all changes in shareholders’ equity must be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In the single continuous statement approach, the statement should present the components of net income and total net income, the components of other comprehensive income and total other comprehensive income, and a total for comprehensive income. In the two-statement approach, the first statement should present the components of net income and total net income followed consecutively by a second statement that should present the components of other comprehensive income, a total for other comprehensive income and a total for comprehensive income. Also known as “recycling,” companies will also be required to display reclassification adjustments and their effect on net income and other comprehensive income in the statement(s) in which they appear. The ASU does not change certain other current requirements including items that constitute net income and other comprehensive income. The ASU is to be applied retrospectively and is effective January 1, 2012. We are currently evaluating the two presentation approaches permitted by the ASU. On October 21, 2011, the FASB decided to defer the above-described presentation of reclassification adjustments until further consideration.

(Continued)

13.

MERCANTILE BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

2.	SECURITIES

The amortized cost and fair value of available for sale securities and the related pre-tax gross unrealized gains and losses recognized in accumulated other comprehensive income (loss) are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
September 30, 2011
U.S. Government agency debt obligations	$82,452,000	$2,136,000	$(76,000)	$84,512,000
Mortgage-backed securities	35,235,000	3,232,000	0	38,467,000
Michigan Strategic Fund bonds	16,955,000	0	0	16,955,000
Municipal general obligation bonds	26,614,000	848,000	(4,000)	27,458,000
Municipal revenue bonds	4,301,000	98,000	0	4,399,000
Mutual funds	1,294,000	49,000	0	1,343,000

	$166,851,000	$6,363,000	$(80,000)	$173,134,000

December 31, 2010
U.S. Government agency debt obligations	$121,633,000	$1,704,000	$(1,775,000)	$121,562,000
Mortgage-backed securities	44,340,000	2,601,000	0	46,941,000
Michigan Strategic Fund bonds	18,175,000	0	0	18,175,000
Municipal general obligation bonds	28,594,000	227,000	(779,000)	28,042,000
Municipal revenue bonds	4,841,000	46,000	(44,000)	4,843,000
Mutual funds	1,264,000	3,000	0	1,267,000

	$218,847,000	$4,581,000	$(2,598,000)	$220,830,000

(Continued)

14.

MERCANTILE BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

2.	SECURITIES (Continued)

Securities with unrealized losses at September 30, 2011 and December 31, 2010, aggregated by investment category and length of time that individual securities have been in a continuous loss position, are as follows:

	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss
September 30, 2011
U.S. Government agency debt obligations	$12,585,000	$(76,000)	$0	$0	$12,585,000	$(76,000)
Mortgage-backed securities	0	0	0	0	0	0
Michigan Strategic Fund bonds	0	0	0	0	0	0
Municipal general obligation bonds	0	0	589,000	(4,000)	589,000	(4,000)
Municipal revenue bonds	0	0	0	0	0	0
Mutual funds	0	0	0	0	0	0

	$12,585,000	$(76,000)	$589,000	$(4,000)	$13,174,000	$(80,000)

December 31, 2010
U.S. Government agency debt obligations	$56,588,000	$(1,775,000)	$0	$0	$56,588,000	$(1,775,000)
Mortgage-backed securities	0	0	0	0	0	0
Michigan Strategic Fund bonds	0	0	0	0	0	0
Municipal general obligation bonds	7,847,000	(299,000)	6,497,000	(480,000)	14,344,000	(779,000)
Municipal revenue bonds	811,000	(25,000)	805,000	(19,000)	1,616,000	(44,000)
Mutual funds	0	0	0	0	0	0

	$65,246,000	$(2,099,000)	$7,302,000	$(499,000)	$72,548,000	$(2,598,000)

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

At September 30, 2011, 10 debt securities with a fair value totaling $13.2 million have unrealized losses with aggregate depreciation of $0.1 million, or 0.04% from the amortized cost basis of total securities. At September 30, 2011, 232 debt securities and a mutual fund with a fair value totaling $142.0 million have unrealized gains with aggregate appreciation of $6.4 million, or 3.8% from the amortized cost basis of total securities. After we considered whether the securities were issued by the federal government or its agencies and whether downgrades by bond rating agencies had occurred, we determined that unrealized losses were due to changing interest rate environments. As we do not intend to sell our debt securities before recovery of their cost basis and we believe it is more likely than not that we will not be required to sell our debt securities before recovery of the cost basis, no declines are deemed to be other-than-temporary.

The amortized cost and fair value of debt securities at September 30, 2011, by contractual maturity, are shown below. The contractual maturity is utilized below for U.S. Government agency debt obligations and municipal bonds. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment fees. Securities not due at a single maturity date, primarily mortgage-backed securities, are shown separately.

(Continued)

16.

MERCANTILE BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

2.	SECURITIES (Continued)

The maturities of securities and their weighted average yields at September 30, 2011 are also shown in the following table. The yields for municipal securities are included at their tax equivalent yield.

	Weighted Average Yield	Amortized Cost	Fair Value
Due in 2011	NA	$0	$0
Due in 2012 through 2016	5.09%	6,589,000	6,952,000
Due in 2017 through 2021	4.43	18,505,000	18,859,000
Due in 2022 and beyond	4.75	88,273,000	90,558,000
Mortgage-backed securities	5.14	35,235,000	38,467,000
Michigan Strategic Fund bonds	2.88	16,955,000	16,955,000
Mutual funds	2.94	1,294,000	1,343,000

	4.61%	$166,851,000	$173,134,000

At September 30, 2011, and December 31, 2010, the amortized cost of securities issued by the State of Michigan and all its political subdivisions totaled $30.9 million and $33.4 million, respectively, with an estimated market value of $31.9 million and $32.9 million, respectively. Total securities of any other specific issuer, other than the U.S. Government and its agencies, did not exceed 10% of shareholders’ equity.

The carrying value of U.S. Government agency debt obligations and mortgage-backed securities that are pledged to secure repurchase agreements and letters of credit issued on behalf of our customers was $94.4 million and $166.9 million at September 30, 2011 and December 31, 2010, respectively. In addition, substantially all of our municipal bonds have been pledged to the Discount Window of the Federal Reserve Bank of Chicago. Investments in Federal Home Loan Bank stock are restricted and may only be resold or redeemed by the issuer.

(Continued)

17.

MERCANTILE BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

3.	LOANS AND ALLOWANCE FOR LOAN LOSSES

Our total loans at September 30, 2011 were $1.09 billion compared to $1.26 billion at December 31, 2010, a decrease of $168.6 million, or 13.4%. The components of our loan portfolio disaggregated by class of loan within the loan portfolio segments at September 30, 2011 and December 31, 2010, and the percentage change in loans from the end of 2010 to the end of the third quarter of 2011, are as follows:

	September 30, 2011		December 31, 2010		Percent Increase (Decrease)
	Balance	%	Balance	%
Commercial:
Commercial and industrial	$262,972,000	24.0%	$288,515,000	22.8%	(8.9)%
Vacant land, land development, and residential construction	64,039,000	5.9	83,786,000	6.6	(23.6)
Real estate – owner occupied	266,749,000	24.4	277,377,000	22.0	(3.8)
Real estate – non-owner occupied	348,929,000	31.9	449,104,000	35.6	(22.3)
Real estate – multi-family and residential rental	70,284,000	6.4	77,188,000	6.1	(8.9)

Total commercial	1,012,973,000	92.6	1,175,970,000	93.1	(13.9)
Retail:
Home equity and other	44,751,000	4.1	51,186,000	4.1	(12.6)
1-4 family mortgages	36,313,000	3.3	35,474,000	2.8	2.4

Total retail	81,064,000	7.4	86,660,000	6.9	(6.5)

Total loans	$1,094,037,000	100.0%	$1,262,630,000	100.0%	(13.4)%

Nonperforming loans as of September 30, 2011 and December 31, 2010 were as follows:

	September 30, 2011	December 31, 2010
Loans past due 90 days or more still accruing interest	$0	$766,000
Nonaccrual loans, including troubled debt restructurings	39,540,000	63,915,000
Troubled debt restructurings, accruing interest	0	4,763,000

Total nonperforming loans	$39,540,000	$69,444,000

As discussed in the “Troubled Debt Restructurings” section of our Significant Accounting Policies, troubled debt restructurings can be in either accrual or nonaccrual status. Nonaccrual troubled debt restructurings are included in nonperforming loans whereas accruing troubled debt restructurings are generally excluded from nonperforming loans. At September 30, 2011, there were no accruing troubled debt restructurings included in nonperforming loans. At December 31, 2010, we categorized an accruing troubled debt restructured lending relationship as nonperforming due to certain circumstances surrounding this particular relationship. That credit relationship has been paid-off.

(Continued)

18.

MERCANTILE BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

3.	LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

The recorded principal balance of nonaccrual loans, including troubled debt restructurings, was as follows:

	September 30, 2011	December 31, 2010
Commercial:
Commercial and industrial	$6,755,000	$10,128,000
Vacant land, land development, and residential construction	3,108,000	12,441,000
Real estate – owner occupied	7,093,000	10,172,000
Real estate – non-owner occupied	16,206,000	22,609,000
Real estate – multi-family and residential rental	3,048,000	4,686,000

Total commercial	36,210,000	60,036,000
Retail:
Home equity and other	1,630,000	2,425,000
1-4 family mortgages	1,700,000	1,454,000

Total retail	3,330,000	3,879,000

Total nonaccrual loans	$39,540,000	$63,915,000

(Continued)

19.

MERCANTILE BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

3.	LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

An age analysis of past due loans is as follows as of September 30, 2011:

	30 – 59 Days Past Due	60 – 89 Days Past Due	Greater Than 89 Days Past Due	Total Past Due	Current	Total Loans	Recorded Balance > 89 Days and Accruing
Commercial:
Commercial and industrial	$258,000	$100,000	$2,937,000	$3,295,000	$259,677,000	$262,972,000	$0
Vacant land, land development, and residential construction	0	0	2,305,000	2,305,000	61,734,000	64,039,000	0
Real estate – owner occupied	141,000	0	3,127,000	3,268,000	263,481,000	266,749,000	0
Real estate – non-owner occupied	1,246,000	0	10,586,000	11,832,000	337,097,000	348,929,000	0
Real estate – multi-family and residential rental	166,000	0	1,149,000	1,315,000	68,969,000	70,284,000	0

Total commercial	1,811,000	100,000	20,104,000	22,015,000	990,958,000	1,012,973,000	0
Retail:
Home equity and other	94,000	0	783,000	877,000	43,874,000	44,751,000	0
1-4 family mortgages	0	222,000	650,000	872,000	35,441,000	36,313,000	0

Total retail	94,000	222,000	1,433,000	1,749,000	79,315,000	81,064,000	0

Total past due loans	$1,905,000	$322,000	$21,537,000	$23,764,000	$1,070,273,000	$1,094,037,000	$0

(Continued)

20.

MERCANTILE BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

3.	LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

An age analysis of past due loans is as follows as of December 31, 2010:

	30 – 59 Days Past Due	60 – 89 Days Past Due	Greater Than 89 Days Past Due	Total Past Due	Current	Total Loans	Recorded Balance > 89 Days and Accruing
Commercial:
Commercial and industrial	$280,000	$2,074,000	$1,474,000	$3,828,000	$284,687,000	$288,515,000	$19,000
Vacant land, land development, and residential construction	0	453,000	3,586,000	4,039,000	79,747,000	83,786,000	0
Real estate – owner occupied	1,194,000	574,000	6,497,000	8,265,000	269,112,000	277,377,000	0
Real estate – non-owner occupied	164,000	4,341,000	12,520,000	17,025,000	432,079,000	449,104,000	747,000
Real estate – multi-family and residential rental	672,000	0	2,692,000	3,364,000	73,824,000	77,188,000	0

Total commercial	2,310,000	7,442,000	26,769,000	36,521,000	1,139,449,000	1,175,970,000	766,000
Retail:
Home equity and other	1,024,000	179,000	227,000	1,430,000	49,756,000	51,186,000	0
1-4 family mortgages	365,000	0	316,000	681,000	34,793,000	35,474,000	0

Total retail	1,389,000	179,000	543,000	2,111,000	84,549,000	86,660,000	0

Total past due loans	$3,699,000	$7,621,000	$27,312,000	$38,632,000	$1,223,998,000	$1,262,630,000	$766,000

(Continued)

21.

MERCANTILE BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

3.	LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

Impaired loans were as follows as of September 30, 2011:

	Unpaid Contractual Principal Balance	Recorded Principal Balance	Related Allowance	Third Quarter Average Recorded Principal Balance	Year-To-Date Average Recorded Principal Balance
With no related allowance recorded:
Commercial:
Commercial and industrial	$1,403,000	$1,274,000		$1,353,000	$1,704,000
Vacant land, land development and residential construction	5,493,000	2,703,000		2,278,000	6,387,000
Real estate – owner occupied	5,437,000	3,547,000		4,071,000	4,233,000
Real estate – non-owner occupied	14,652,000	8,836,000		9,286,000	12,306,000
Real estate – multi-family and residential rental	1,681,000	905,000		1,579,000	979,000

Total commercial	28,666,000	17,265,000		18,567,000	25,609,000
Retail:
Home equity and other	867,000	855,000		856,000	503,000
1-4 family mortgages	342,000	319,000		363,000	228,000

Total retail	1,209,000	1,174,000		1,219,000	731,000

Total with no related allowance recorded	$29,875,000	$18,439,000		$19,786,000	$26,340,000

(Continued)

22.

MERCANTILE BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

3.	LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

	Unpaid Contractual Principal Balance	Recorded Principal Balance	Related Allowance	Third Quarter Average Recorded Principal Balance	Year-To-Date Average Recorded Principal Balance
With an allowance recorded:
Commercial:
Commercial and industrial	$6,128,000	$5,922,000	$1,808,000	$4,886,000	$6,422,000
Vacant land, land development and residential construction	4,269,000	3,259,000	1,076,000	2,064,000	3,814,000
Real estate – owner occupied	6,930,000	5,385,000	1,523,000	4,205,000	5,821,000
Real estate – non-owner occupied	19,661,000	13,424,000	3,726,000	11,291,000	10,650,000
Real estate – multi-family and residential rental	2,772,000	2,301,000	410,000	2,428,000	2,887,000

Total commercial	39,760,000	30,291,000	8,543,000	24,874,000	29,594,000
Retail:
Home equity and other	737,000	717,000	312,000	753,000	1,314,000
1-4 family mortgages	968,000	956,000	269,000	778,000	932,000

Total retail	1,705,000	1,673,000	581,000	1,531,000	2,246,000

Total with an allowance recorded	$41,465,000	$31,964,000	$9,124,000	$26,405,000	$31,840,000

Total impaired loans:
Commercial	$68,426,000	$47,556,000	$8,543,000	$43,441,000	$55,203,000
Retail	2,914,000	2,847,000	581,000	2,750,000	2,977,000

Total impaired loans	$71,340,000	$50,403,000	$9,124,000	$46,191,000	$58,180,000

The adoption of the new troubled debt restructuring guidance effective September 30, 2011 resulted in an increase of $10.8 million in both the Unpaid Contractual Principal Balance and Recorded Principal Balance figures above, with an associated increase of $4.2 million in the Related Allowance.

Interest income of $0.2 million and $0.7 million was recognized on impaired loans during the third quarter of 2011 and the first nine months of 2011, respectively.

(Continued)

23.

MERCANTILE BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

3.	LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

Impaired loans were as follows as of December 31, 2010:

	Unpaid Contractual Principal Balance	Recorded Principal Balance	Related Allowance
With no related allowance recorded:
Commercial:
Commercial and industrial	$3,133,000	$2,135,000
Vacant land, land development and residential construction	13,255,000	10,071,000
Real estate – owner occupied	9,327,000	4,920,000
Real estate – non-owner occupied	23,380,000	15,775,000
Real estate – multi-family and residential rental	1,657,000	1,052,000

Total commercial	50,752,000	33,953,000
Retail:
Home equity and other	277,000	151,000
1-4 family mortgages	151,000	137,000

Total retail	428,000	288,000

Total with no related allowance recorded	$51,180,000	$34,241,000

With an allowance recorded:
Commercial:
Commercial and industrial	$7,405,000	$6,922,000	$3,554,000
Vacant land, land development and residential construction	5,702,000	4,370,000	954,000
Real estate – owner occupied	7,047,000	6,257,000	1,996,000
Real estate – non-owner occupied	13,773,000	7,875,000	1,091,000
Real estate – multi-family and residential rental	5,544,000	3,472,000	909,000

Total commercial	39,471,000	28,896,000	8,504,000
Retail:
Home equity and other	1,799,000	1,910,000	1,007,000
1-4 family mortgages	1,141,000	909,000	191,000

Total retail	2,940,000	2,819,000	1,198,000

Total with an allowance recorded	$42,411,000	$31,715,000	$9,702,000

Total impaired loans:
Commercial	90,223,000	62,849,000	8,504,000
Retail	3,368,000	3,107,000	1,198,000

Total impaired loans	$93,591,000	$65,956,000	$9,702,000

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

Loans by credit quality indicators were as follows as of September 30, 2011:

Commercial credit exposure – credit risk profiled by internal credit risk grades:

	Commercial and Industrial	Commercial Vacant Land, Land Development, and Residential Construction	Commercial Real Estate - Owner Occupied	Commercial Real Estate - Non-Owner Occupied	Commercial Real Estate - Multi-Family and Residential Rental
Internal credit risk grade groupings:
Grades 1 – 4	$157,192,000	$8,594,000	$143,620,000	$125,525,000	$29,660,000
Grades 5 – 7	97,597,000	47,858,000	107,680,000	168,897,000	26,695,000
Grades 8 – 9	8,183,000	7,587,000	15,449,000	54,507,000	13,929,000

Total commercial	$262,972,000	$64,039,000	$266,749,000	$348,929,000	$70,284,000

Retail credit exposure – credit risk profiled by collateral type:

	Retail Home Equity and Other	Retail 1-4 Family Mortgages
Total retail	$44,751,000	$36,313,000

(Continued)

25.

MERCANTILE BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

3.	LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

Loans by credit quality indicators were as follows as of December 31, 2010:

Commercial credit exposure – credit risk profiled by internal credit risk grades:

	Commercial and Industrial	Commercial Vacant Land, Land Development, and Residential Construction	Commercial Real Estate - Owner Occupied	Commercial Real Estate - Non-Owner Occupied	Commercial Real Estate - Multi-Family and Residential Rental
Internal credit risk grade groupings:
Grades 1 – 4	$161,623,000	$8,098,000	$137,340,000	$160,746,000	$29,902,000
Grades 5 – 7	113,904,000	58,326,000	123,572,000	249,246,000	31,852,000
Grades 8 – 9	12,988,000	17,362,000	16,465,000	39,112,000	15,434,000

Total commercial	$288,515,000	$83,786,000	$277,377,000	$449,104,000	$77,188,000

Retail credit exposure – credit risk profiled by collateral type:

	Retail Home Equity and Other	Retail 1-4 Family Mortgages
Total retail	$51,186,000	$35,474,000

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

27.

MERCANTILE BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

3.	LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

Activity in the allowance for loan losses and the recorded investments in loans as of and during the three and nine months ended September 30, 2011 are as follows:

	Commercial Loans	Retail Loans	Unallocated	Total
Allowance for loan losses:
Balance at June 30, 2011	$35,986,000	$2,641,000	$93,000	$38,720,000
Provision for loan losses	586,000	533,000	(19,000)	1,100,000
Charge-offs	(1,260,000)	(82,000)	0	(1,342,000)
Recoveries	838,000	35,000	0	873,000

Ending balance	$36,150,000	$3,127,000	$74,000	$39,351,000

Allowance for loan losses:
Balance at December 31, 2010	$42,358,000	$2,972,000	$38,000	$45,368,000
Provision for loan losses	3,074,000	1,890,000	36,000	5,000,000
Charge-offs	(12,168,000)	(1,938,000)	0	(14,106,000)
Recoveries	2,886,000	203,000	0	3,089,000

Ending balance	$36,150,000	$3,127,000	$74,000	$39,351,000

Ending balance: individually evaluated for impairment	$8,543,000	$581,000	$0	$9,124,000

Ending balance: collectively evaluated for impairment	$27,607,000	$2,546,000	$74,000	$30,227,000

Total loans:
Ending balance	$1,012,973,000	$81,064,000		$1,094,037,000

Ending balance: individually evaluated for impairment	$47,556,000	$2,847,000		$50,403,000

Ending balance: collectively evaluated for impairment	$965,417,000	$78,217,000		$1,043,634,000

(Continued)

28.

MERCANTILE BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

3.	LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

Activity in the allowance for loan losses during the nine months ended September 30, 2010 is as follows:

Beginning balance	$47,878,000
Provision for loan losses	25,000,000
Charge-offs	(31,236,000)
Recoveries	2,234,000

Ending balance	$43,876,000

During the three and nine months ended September 30, 2011, there were no purchases or sales of loans or reclassifications of loans held for sale.

Loans modified as troubled debt restructurings during the three months ended September 30, 2011 were as follows:

	Number of Contracts	Pre- Modification Recorded Principal Balance	Post- Modification Recorded Principal Balance
Commercial:
Commercial and industrial	2	$110,000	$110,000
Vacant land, land development and residential construction	6	2,219,000	2,219,000
Real estate – owner occupied	0	0	0
Real estate – non-owner occupied	2	701,000	701,000
Real estate – multi-family and residential rental	6	709,000	549,000

Total commercial	16	3,739,000	3,579,000
Retail:
Home equity and other	0	0	0
1-4 family mortgages	0	0	0

Total retail	0	0	0

Total	16	$3,739,000	$3,579,000

There were no loans modified as troubled debt restructurings within the previous twelve months that became over 30 days past due during the three months ended September 30, 2011.

(Continued)

29.

MERCANTILE BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

3.	LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

Loans modified as troubled debt restructurings during the nine months ended September 30, 2011 were as follows:

	Number of Contracts	Pre- Modification Recorded Principal Balance	Post- Modification Recorded Principal Balance
Commercial:
Commercial and industrial	14	$2,339,000	$2,330,000
Vacant land, land development and residential construction	8	3,422,000	3,421,000
Real estate – owner occupied	7	3,973,000	3,466,000
Real estate – non-owner occupied	9	7,006,000	7,004,000
Real estate – multi-family and residential rental	10	1,450,000	1,290,000

Total commercial	48	18,190,000	17,511,000
Retail:
Home equity and other	0	0	0
1-4 family mortgages	0	0	0

Total retail	0	0	0

Total	48	$18,190,000	$17,511,000

The following loans, modified as troubled debt restructurings within the previous twelve months, became over 30 days past due within the nine months ended September 30, 2011 (amounts as of period end):

	Number of Contracts	Recorded Principal Balance
Commercial:
Commercial and industrial	2	$280,000
Vacant land, land development and residential construction	0	0
Real estate – owner occupied	0	0
Real estate – non-owner occupied	1	793,000
Real estate – multi-family and residential rental	2	135,000

Total commercial	5	1,208,000
Retail:
Home equity and other	0	0
1-4 family mortgages	0	0

Total retail	0	0

Total	5	$1,208,000

(Continued)

30.

MERCANTILE BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

3.	LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

As a result of adopting the amendments in ASU 2011-02 effective September 30, 2011, we reassessed all loan renewals and modifications that occurred on or after January 1, 2011 to determine whether they should now be considered troubled debt restructurings. In general, our policy dictates that a renewal or modification of an 8- or 9-rated loan meets the criteria of a troubled debt restructuring, although we review and consider all renewed and modified loans as part of our troubled debt restructuring assessment procedures. Loan relationships rated 8 contain significant financial weaknesses, resulting in a distinct possibility of loss, while relationships rated 9 reflect vital financial weaknesses, resulting in a highly questionable ability on our part to collect principal; we believe borrowers warranting such ratings would have difficulty obtaining financing from other market participants. Thus, due to the lack of comparable market rates for loans with similar risk characteristics, we believe 8- or 9-rated loans that were renewed or modified during the first nine months of 2011 were done so at below market rates. Loans that are identified as troubled debt restructurings are considered impaired and are individually evaluated for impairment when assessing these credits in our allowance for loan losses calculation. Certain of the loans, totaling $10.8 million as of September 30, 2011, that were identified as troubled debt restructurings under the new guidance had been previously measured under a general allowance methodology (i.e., pooling) for calculation of our allowance for loan losses. The allowance for loan losses associated with these specific loans totaled $4.2 million as of September 30, 2011, or approximately $1.0 million higher than would have been recorded using a general allowance methodology.

4.	PREMISES AND EQUIPMENT, NET

Premises and equipment are comprised of the following:

	September 30, 2011	December 31, 2010
Land and improvements	$8,531,000	$8,531,000
Buildings	24,528,000	24,528,000
Furniture and equipment	12,644,000	12,478,000

	45,703,000	45,537,000
Less: accumulated depreciation	18,838,000	17,664,000

Premises and equipment, net	$26,865,000	$27,873,000

Depreciation expense totaled $0.4 million during the third quarter of 2011 and 2010. Depreciation expense totaled $1.2 million during the first nine months of 2011, compared to $1.5 million during the first nine months of 2010.

(Continued)

31.

MERCANTILE BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

5.	DEPOSITS

Our total deposits at September 30, 2011 totaled $1.19 billion compared to $1.27 billion at December 31, 2010, a decrease of $88.5 million, or 6.9%. The components of our outstanding balances at September 30, 2011 and December 31, 2010, and percentage change in deposits from the end of 2010 to the end of the third quarter of 2011, are as follows:

					Percent
	September 30, 2011		December 31, 2010		Increase
	Balance	%	Balance	%	(Decrease)
Noninterest-bearing demand	$144,022,000	12.1%	$112,944,000	8.9%	27.5%
Interest-bearing checking	165,707,000	14.0	158,177,000	12.4	4.8
Money market	152,603,000	12.9	150,631,000	11.8	1.3
Savings	37,336,000	3.1	60,201,000	4.7	(38.0)
Time, under $100,000	65,966,000	5.6	75,857,000	6.0	(13.0)
Time, $100,000 and over	212,486,000	17.9	206,954,000	16.2	2.7

	778,120,000	65.6	764,764,000	60.0	1.7
Out-of-area interest-bearing checking	26,987,000	2.3	0	NA	NA
Out-of-area time, under $100,000	23,413,000	2.0	37,253,000	2.9	(37.2)
Out-of-area time, $100,000 and over	356,813,000	30.1	471,815,000	37.1	(24.4)

	407,213,000	34.4	509,068,000	40.0	(20.0)

Total deposits	$1,185,333,000	100.0%	$1,273,832,000	100.0%	(6.9)%

6.	SHORT-TERM BORROWINGS

Information relating to our securities sold under agreements to repurchase follows:

	Nine Months Ended September 30, 2011	Twelve Months Ended December 31, 2010
Outstanding balance at end of period	$69,340,000	$116,979,000
Average interest rate at end of period	0.29%	0.69%
Average daily balance during the period	$82,719,000	$107,781,000
Average interest rate during the period	0.57%	1.31%
Maximum daily balance during the period	$116,979,000	$133,280,000

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

32.

MERCANTILE BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

7.	FEDERAL HOME LOAN BANK ADVANCES

Our outstanding balances at September 30, 2011 totaled $45.0 million and mature at varying dates from March 2012 through January 2014, with fixed rates of interest from 3.04% to 4.42% and averaging 3.57%. At December 31, 2010, outstanding balances totaled $65.0 million with maturities ranging from June 2011 through January 2014, with fixed rates of interest from 3.04% to 4.42% and averaging 3.73%.

Each advance is payable at its maturity date, and is subject to a prepayment fee if paid prior to the maturity date. The advances are collateralized by residential mortgage loans, first mortgage liens on multi-family residential property loans, first mortgage liens on commercial real estate property loans, and substantially all other assets of our bank, under a blanket lien arrangement. Our borrowing line of credit as of September 30, 2011 totaled about $117.0 million, with availability approximating $70.0 million.

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

These instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized, if any, in the balance sheet. Our bank’s maximum exposure to loan loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual notional amount of those instruments. Our bank uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments. Collateral, such as accounts receivable, securities, inventory, and property and equipment, is generally obtained based on our credit assessment of the borrower. If required, estimated loss exposure resulting from these instruments is expensed and is generally recorded as a liability. During the third quarter of 2011, we expensed $0.4 million through provision for loan losses in association with a particular standby letter of credit. Due to the nature of the transaction and the insignificant amount, the $0.4 million was included as a specific reserve within the allowance for loan losses as of September 30, 2011. There was no reserve or liability balance as of December 31, 2010.

(Continued)

33.

MERCANTILE BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

8.	COMMITMENTS AND OFF-BALANCE SHEET RISK (Continued)

A summary of the contractual amounts of our financial instruments with off-balance sheet risk at September 30, 2011 and December 31, 2010 follows:

	September 30, 2011	December 31, 2010
Commercial unused lines of credit	$163,822,000	$158,945,000
Unused lines of credit secured by 1 – 4 family residential properties	25,537,000	26,870,000
Credit card unused lines of credit	7,708,000	7,768,000
Other consumer unused lines of credit	4,099,000	4,052,000
Commitments to extend credit	23,671,000	9,840,000
Standby letters of credit	17,501,000	19,343,000

	$242,338,000	$226,818,000

Certain of our commercial loan customers have entered into interest rate swap agreements directly with our correspondent banks. To assist our commercial loan customers in these transactions, and to encourage our correspondent banks to enter into the interest rate swap transactions with minimal credit underwriting analyses on their part, we have entered into risk participation agreements with the correspondent banks whereby we agree to make payments to the correspondent banks owed by our commercial loan customers under the interest rate swap agreement in the event that our commercial loan customers do not make the payments. We are not a party to the interest rate swap agreements under these arrangements. As of September 30, 2011, the total notional amount of the underlying interest rate swap agreements was $42.5 million, with a net fair value from our commercial loan customers’ perspective of negative $6.3 million. These risk participation agreements are considered financial guarantees in accordance with applicable accounting guidance and are therefore recorded as liabilities at fair value, generally equal to the fees collected at the time of their execution. These liabilities are accreted into income during the term of the interest rate swap agreements, generally ranging from four to fifteen years.

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

(Continued)

34.

MERCANTILE BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

9.	HEDGING ACTIVITIES (Continued)

A majority of our assets are comprised of commercial loans on which the interest rates are variable; however, the interest rates on a significant portion of these loans will likely lag an increase in market interest rates under a rising interest rate environment. As of September 30, 2011, the Mercantile Bank Prime Rate, the index on which a substantial portion of our commercial floating rate loans are based, was 4.50% compared to the Wall Street Journal Prime Rate of 3.25%. Historically, the two indices have been equal; however, we elected not to reduce the Mercantile Bank Prime Rate in late October and mid-December of 2008 when the Wall Street Journal Prime Rate declined by 50 and 75 basis points, respectively. It is our general intent to keep the Mercantile Bank Prime Rate unchanged until the Wall Street Journal Prime Rate equals the Mercantile Bank Prime Rate, at which time the two indices will likely remain equal in future periods. In addition, a majority of our floating rate loans, whether tied to the Mercantile Bank Prime Rate, Wall Street Journal Prime Rate or Libor rates, have interest rate floors that are currently higher than the indexed rate provides for. To help mitigate the negative impact to our net interest income in an increasing interest rate environment resulting from our cost of funds likely increasing at a higher rate than the yield on our assets, we may periodically enter into derivative financial instruments.

In June 2011, we simultaneously purchased and sold an interest rate cap with a correspondent bank, a structure commonly referred to as a “cap corridor”. The cap corridor, which does not qualify for hedge accounting, consisted of us purchasing a $100 million interest rate cap with a strike rate in close proximity to the then-current 30-day Libor rate and selling a $100 million interest rate cap with a strike rate that is 125 basis points higher than the purchased interest rate cap strike rate. On the settlement date, the present value of the purchased interest rate cap of $729,500 was recorded as an asset, while the present value of the sold interest rate cap of $213,500 was recorded as a liability. At each month end, the recorded balances of the purchased and sold interest rate caps are adjusted to reflect the current present values, with the offsetting entry being recorded to interest income on commercial loans. We recorded a net decrease of $283,000 and $231,000 during the third quarter and first nine months of 2011, respectively, to interest income on commercial loans to reflect the net change in present values. Payments made or received under the purchased and sold interest rate cap contracts, if any, are also recorded to interest income on commercial loans. No such payments were made or received during the third quarter or the first nine months of 2011.

(Continued)

35.

MERCANTILE BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

10.	FAIR VALUES OF FINANCIAL INSTRUMENTS

Carrying amounts and estimated fair values of financial instruments were as follows as of September 30, 2011 and December 31, 2010:

	September 30, 2011		December 31, 2010
	Carrying Values	Fair Values	Carrying Values	Fair Values
Financial assets
Cash and cash equivalents	$125,703,000	$125,703,000	$64,198,000	$64,198,000
Securities available for sale	173,134,000	173,134,000	220,830,000	220,830,000
Federal Home Loan Bank stock	11,961,000	11,961,000	14,345,000	14,345,000
Loans, net	1,054,686,000	1,061,270,000	1,217,262,000	1,223,911,000
Bank owned life insurance	48,083,000	48,083,000	46,743,000	46,743,000
Accrued interest receivable	4,887,000	4,887,000	5,942,000	5,942,000
Purchased interest rate cap	347,000	347,000	0	0
Financial liabilities
Deposits	1,185,333,000	1,193,486,000	1,273,832,000	1,284,767,000
Securities sold under agreements to repurchase	69,340,000	69,340,000	116,979,000	116,979,000
Federal Home Loan Bank advances	45,000,000	46,355,000	65,000,000	67,668,000
Subordinated debentures	32,990,000	33,061,000	32,990,000	33,006,000
Accrued interest payable	5,007,000	5,007,000	4,749,000	4,749,000
Sold interest rate cap	62,000	62,000	0	0

Carrying amount is the estimated fair value for cash and cash equivalents, Federal Home Loan Bank stock, accrued interest receivable and payable, bank owned life insurance, demand deposits, securities sold under agreements to repurchase, and variable rate loans and deposits that reprice frequently and fully. Security fair values are based on market prices or dealer quotes, and if no such information is available, on the rate and term of the security and information about the issuer. For fixed rate loans and deposits and for variable rate loans and deposits with infrequent repricing or repricing limits, fair value is based on discounted cash flows using current market rates applied to the estimated life and credit risk. Fair value of subordinated debentures and Federal Home Loan Bank advances is based on current rates for similar financing. Fair value of interest rate caps is determined primarily utilizing market-consensus forecasted yield curves. Fair value of off-balance sheet items is estimated to be nominal.

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

(Continued)

37.

MERCANTILE BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

11.	FAIR VALUES (Continued)

Securities held to maturity. Securities held to maturity are carried at amortized cost when we have the positive intent and ability to hold them to maturity. The fair value of held to maturity securities is based on quoted prices, if available. If quoted prices are not available, fair values are measured using independent pricing models. We had no securities held to maturity outstanding as of September 30, 2011 or December 31, 2010.

Mortgage loans held for sale. Mortgage loans held for sale are carried at the lower of aggregate cost or fair value and are measured on a nonrecurring basis. Fair value is based on independent quoted market prices, where applicable, or the prices for other mortgage whole loans with similar characteristics. As of September 30, 2011 and December 31, 2010, we determined that the fair value of our mortgage loans held for sale was similar to the cost; therefore, we carried the $5.0 million and $2.7 million, respectively, of such loans at cost so they are not included in the nonrecurring table below.

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

(Continued)

38.

MERCANTILE BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

11.	FAIR VALUES (Continued)

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The balances of assets and liabilities measured at fair value on a recurring basis as of September 30, 2011 are as follows:

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available for sale securities
U.S. Government agency debt obligations	$84,512,000	$0	$84,512,000	$0
Mortgage-backed securities	38,467,000	0	38,467,000	0
Michigan Strategic Fund bonds	16,955,000	0	16,955,000	0
Municipal general obligation bonds	27,458,000	0	27,458,000	0
Municipal revenue bonds	4,399,000	0	4,399,000	0
Mutual funds	1,343,000	0	1,343,000	0
Derivatives
Interest rate cap contracts	285,000	0	285,000	0

Total	$173,419,000	$0	$173,419,000	$0

There were no transfers in or out of Level 1, Level 2 or Level 3 during the first nine months of 2011.

The balances of assets and liabilities measured at fair value on a recurring basis as of December 31, 2010 are as follows:

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
U.S. Government agency debt obligations	$121,562,000	$0	$121,562,000	$0
Mortgage-backed securities	46,941,000	0	46,941,000	0
Michigan Strategic Fund bonds	18,175,000	0	18,175,000	0
Municipal general obligation bonds	28,042,000	0	28,042,000	0
Municipal revenue bonds	4,843,000	0	4,843,000	0
Mutual funds	1,267,000	0	1,267,000	0

Total	$220,830,000	$0	$220,830,000	$0

(Continued)

39.

MERCANTILE BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

11.	FAIR VALUES (Continued)

We had no interest rate cap contracts outstanding at December 31, 2010. There were no transfers in or out of Level 1, Level 2 or Level 3 during 2010.

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

The balances of assets and liabilities measured at fair value on a nonrecurring basis as of September 30, 2011 are as follows:

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans (1)	$29,284,000	$0	$0	$29,284,000
Foreclosed assets (1)	17,287,000	0	0	17,287,000

Total	$46,571,000	$0	$0	$46,571,000

The balances of assets and liabilities measured at fair value on a nonrecurring basis as of December 31, 2010 are as follows:

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans (1)	$39,056,000	$0	$0	$39,056,000
Foreclosed assets (1)	16,675,000	0	0	16,675,000

Total	$55,731,000	$0	$0	$55,731,000

(1)	Represents carrying value and related write-downs for which adjustments are based on the estimated value of the property or other assets.

(Continued)

40.

MERCANTILE BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

The prompt corrective action regulations provide five classifications, including well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized, although these terms are not used to represent overall financial condition. If an institution is not well capitalized, regulatory approval is required to accept brokered deposits. Subject to limited exceptions, no institution may make a capital distribution if, after making the distribution, it would be undercapitalized. If an institution is undercapitalized, it is subject to close monitoring by its principal federal regulator, its asset growth and expansion are restricted, and plans for capital restoration are required. In addition, further specific types of restrictions may be imposed on the institution at the discretion of the federal regulator. At September 30, 2011 and December 31, 2010, our bank was in the well capitalized category under the regulatory framework for prompt corrective action. There are no conditions or events since September 30, 2011 that we believe have changed our bank’s categorization.

Our actual capital levels (dollars in thousands) and the minimum levels required to be categorized as adequately and well capitalized were:

	Actual		Minimum Required for Capital Adequacy Purposes		Minimum Required to be Well Capitalized Under Prompt Corrective Action Regulations
	Amount	Ratio	Amount	Ratio	Amount		Ratio
September 30, 2011
Total capital (to risk weighted assets)
Consolidated	$179,348	14.5%	$98,850	8.0%	$	NA	NA
Bank	178,991	14.5	98,767	8.0		123,458	10.0%
Tier 1 capital (to risk weighted assets)
Consolidated	163,608	13.2	49,425	4.0		NA	NA
Bank	163,263	13.2	49,384	4.0		74,075	6.0
Tier 1 capital (to average assets)
Consolidated	163,608	10.9	60,186	4.0		NA	NA
Bank	163,263	10.9	60,146	4.0		75,182	5.0

(Continued)

41.

MERCANTILE BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

12.	REGULATORY MATTERS (Continued)

	Actual		Minimum Required for Capital Adequacy Purposes		Minimum Required to be Well Capitalized Under Prompt Corrective Action Regulations
	Amount	Ratio	Amount	Ratio	Amount		Ratio
December 31, 2010
Total capital (to risk weighted assets)
Consolidated	$175,029	12.5%	$112,480	8.0%	$	NA	NA
Bank	175,122	12.5	112,398	8.0		140,497	10.0%
Tier 1 capital (to risk weighted assets)
Consolidated	157,111	11.2	56,240	4.0		NA	NA
Bank	157,217	11.2	56,199	4.0		84,299	6.0
Tier 1 capital (to average assets)
Consolidated	157,111	9.1	69,135	4.0		NA	NA
Bank	157,217	9.1	69,112	4.0		86,389	5.0

Our consolidated capital levels as of September 30, 2011 and December 31, 2010 include $32.0 million of trust preferred securities issued by the trust in September 2004 and December 2004 subject to certain limitations. Under applicable Federal Reserve guidelines, the trust preferred securities constitute a restricted core capital element. The guidelines provide that the aggregate amount of restricted core elements that may be included in our Tier 1 capital must not exceed 25% of the sum of all core capital elements, including restricted core capital elements, net of goodwill less any associated deferred tax liability. Our ability to include the trust preferred securities in Tier 1 capital in accordance with the guidelines is not affected by the provision of the Dodd-Frank Act generally restricting such treatment, because (i) the trust preferred securities were issued before May 19, 2010, and (ii) our total consolidated assets as of December 31, 2009 were less than $15.0 billion. As of September 30, 2011 and December 31, 2010, all $32.0 million of the trust preferred securities were included in our consolidated Tier 1 capital.

On July 9, 2010, we announced via a Form 8-K filed with the SEC that we were deferring regularly scheduled quarterly interest payments on our subordinated debentures beginning with the quarterly interest payment scheduled to be paid on July 18, 2010. The deferral of interest payments on the subordinated debentures resulted in the deferral of distributions on our trust preferred securities. We also announced that we were deferring regularly scheduled quarterly dividend payments on our preferred stock beginning with the quarterly dividend payment scheduled to be paid on August 15, 2010. On October 18, 2011, we paid and brought current all accrued and unpaid interest on our subordinated debentures, and on October 19, 2011, we paid and brought current all accrued and unpaid dividends on our preferred stock.

(Continued)

42.

MERCANTILE BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

12.	REGULATORY MATTERS (Continued)

Our and our bank’s ability to pay cash and stock dividends is subject to limitations under various laws and regulations and to prudent and sound banking practices. In April 2010, we suspended future payments of cash dividends on our common stock until economic conditions and our financial performance improve. In addition, during the period of July 9, 2010 through October 19, 2011, we were precluded from paying dividends on our common stock and preferred stock because, under the terms of our subordinated debentures, we could not pay dividends during periods when we had deferred the payment of interest on our subordinated debentures; and, as indicated above in this Note 12, we had been deferring such interest payments. Also, pursuant to our Articles of Incorporation, we were precluded from paying dividends on our common stock while any dividends accrued on our preferred stock had not been declared and paid. Because, as indicated above in this Note 12, we had suspended the payment of dividends on our preferred stock, we were precluded from paying dividends on our common stock. These restrictions are no longer in place as of October 19, 2011.

43.

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

Introduction

The following discussion compares the financial condition of Mercantile Bank Corporation and its consolidated subsidiaries, Mercantile Bank of Michigan (“our bank”), our bank’s three subsidiaries, Mercantile Bank Mortgage Company, LLC (“our mortgage company”), Mercantile Bank Real Estate Co., LLC (“our real estate company”) and Mercantile Insurance Center, Inc. (“our insurance company”), at September 30, 2011 and December 31, 2010 and the results of operations for the three and nine months ended September 30, 2011 and September 30, 2010. This discussion should be read in conjunction with the interim consolidated financial statements and footnotes included in this report. Unless the text clearly suggests otherwise, references in this report to “us,” “we,” “our” or “the company” include Mercantile Bank Corporation and its consolidated subsidiaries referred to above.

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

44.

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

45.

MERCANTILE BANK CORPORATION

Accounting guidance requires that we assess whether a valuation allowance should be established against our net deferred tax asset based on the consideration of all available evidence using a “more likely than not” standard. In making such judgments, we consider both positive and negative evidence and analyze changes in near-term market conditions as well as other factors which may impact future operating results. Significant weight is given to evidence that can be objectively verified. Despite improvements in key areas such as an expanded net interest margin, increased regulatory capital levels, a continued shift to local funding sources and reduced controllable overhead costs, the loan provision expense and problem asset administrative costs remain sizable. The continuing impact from the distressed operating environment has restricted our ability to rely on projections of future taxable income to support the recovery of our deferred tax asset. Consequently, we have determined it necessary to establish and maintain a valuation allowance against our entire net deferred tax asset as of September 30, 2011 and December 31, 2010. We will continue to monitor our net deferred tax asset quarterly for changes affecting its realizability.

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

We recorded a net profit during the third quarter of 2011, our third consecutive quarterly net profit after two years of quarterly losses. A significantly lower provision expense primarily provided for the positive earnings performance; however, our improved earnings performance also reflects the many positive steps we have taken over the past several years to not only partially mitigate the impact of asset quality-related costs in the near term, but to benefit us on a longer-term basis as well. First, our net interest margin has improved as we have lowered local non-CD deposit rates and have replaced maturing higher-rate deposits and borrowed funds with lower-cost funds, while at the same time our commercial loan pricing initiatives offset the negative impact of a relatively high level of nonaccrual loans. Next, our regulatory risk-based capital ratios are increasing, reflecting the impact of the net income recorded during the first nine months of 2011, the sale of preferred stock under the Department of Treasury’s Capital Purchase Program and the reduction of loans outstanding, which have more than offset the impact of our net losses recorded during 2010 and 2009. In addition, we are increasing our local deposit balances, reflecting the successful implementation of various initiatives, campaigns and product enhancements. The local deposit growth, combined with the reduction of loans outstanding, are providing for a substantial reduction of, and reliance on, wholesale funds. Lastly, we are seeing the positive effect of our branch consolidation and other overhead cost reduction initiatives, as we continue to make strides to reduce noninterest expense.

46.

MERCANTILE BANK CORPORATION

Our asset quality metrics are on an improving trend, and we are cautiously optimistic that the positive trend will continue. In aggregate dollar amounts, nonperforming asset levels have been declining over the past six quarters, and as of September 30, 2011 were at the lowest level since September 30, 2008. Progress in the stabilization of economic and real estate market conditions has provided for numerous loan rating upgrades and significantly lower volumes of loan rating downgrades, providing for a substantially lower provision expense during the first nine months of 2011. We believe a continuation of improved market conditions will provide for lower future period provision expense and problem asset administration costs when compared to levels over the past several years.

Financial Condition

During the first nine months of 2011, our total assets decreased $154.4 million, and totaled $1.48 billion as of September 30, 2011. The decline in total assets was comprised primarily of a $168.6 million reduction in total loans and a $50.1 million decrease in securities, more than offsetting a $61.5 million increase in cash and cash equivalents. Total deposits declined $88.5 million, securities sold under agreements to repurchase (“repurchase agreements”) decreased $47.6 million and Federal Home Loan Bank advances were down $20.0 million.

Commercial loans declined $163.0 million during the first nine months of 2011, and at September 30, 2011 totaled $1.01 billion, or 92.6% of the loan portfolio. The decline in outstanding balances primarily reflects the impact of a concerted effort on our part to reduce exposure to certain non-owner occupied commercial real estate (“CRE”) lending and the sluggishness in business activity in our markets. During the first nine months of 2011, commercial loans collateralized by non-owner occupied CRE declined $100.2 million. Our systematic approach to reducing our exposure to certain non-owner occupied CRE lending will be prolonged, given the nature of CRE lending and depressed economic conditions; however, we believe that such a reduction is in our best interest when taking into account the increased inherent credit risk and nominal deposit balances generally associated with the targeted borrowing relationships. Our commercial and industrial (“C&I”) loan portfolio declined $25.5 million during the first nine months of 2011, in large part reflecting ongoing sluggish business activity. We would expect to see an increase in commercial line of credit usage when economic conditions improve. Also during the first nine months of 2011, commercial loans collateralized by owner-occupied CRE and commercial loans related to vacant land, land development and residential construction decreased $10.6 million and $19.7 million, respectively.

The commercial loan portfolio represents loans to businesses generally located within our market areas. Approximately 74% of the commercial loan portfolio is primarily secured by real estate properties, with the remaining generally secured by other business assets such as accounts receivable, inventory and equipment. The continued concentration of the loan portfolio in commercial loans is consistent with our strategy of focusing a substantial amount of our efforts on commercial banking. Corporate and business lending is an area of expertise for our senior management team, and our commercial lenders have extensive commercial lending experience, with most having at least ten years’ experience. Of each of the loan categories that we originate, commercial loans are most efficiently originated and managed, thus limiting overhead costs by necessitating the attention of fewer employees. Our commercial lending business generates the largest portion of local deposits and is our primary source of demand deposits.

47.

MERCANTILE BANK CORPORATION

The following table summarizes our loans secured by real estate, excluding residential mortgage loans representing permanent financing of owner occupied dwellings and home equity lines of credit:

	9/30/11	6/30/11	3/31/11	12/31/10	9/30/10
Residential-Related:
Vacant Land	$13,264,000	$13,484,000	$16,321,000	$17,201,000	$18,013,000
Land Development	17,441,000	18,134,000	27,171,000	28,147,000	29,735,000
Construction	4,647,000	4,706,000	4,906,000	5,621,000	5,854,000

	35,352,000	36,324,000	48,398,000	50,969,000	53,602,000
Comm’l Non-Owner Occupied:
Vacant Land	11,082,000	12,639,000	13,669,000	14,293,000	15,416,000
Land Development	14,541,000	16,348,000	16,492,000	17,807,000	18,221,000
Construction	11,061,000	10,709,000	10,046,000	31,827,000	39,620,000
Commercial Buildings	397,279,000	429,708,000	484,629,000	489,371,000	509,777,000

	433,963,000	469,404,000	524,836,000	553,298,000	583,034,000
Comm’l Owner Occupied:
Construction	2,986,000	1,517,000	1,404,000	672,000	0
Commercial Buildings	269,776,000	264,848,000	273,739,000	282,388,000	298,846,000

	272,762,000	266,365,000	275,143,000	283,060,000	298,846,000

Total	$742,077,000	$772,093,000	$848,377,000	$887,327,000	$935,482,000

Residential mortgage loans and consumer loans declined in aggregate $5.6 million during the first nine months of 2011, and at September 30, 2011, totaled $81.1 million, or 7.4% of the total loan portfolio. Although the residential mortgage loan and consumer loan portfolios may increase in future periods, we expect the commercial sector of the lending efforts and resultant assets to remain the dominant loan portfolio category.

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

48.

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

Throughout 2009, 2010 and during the first nine months of 2011, we saw a continuation of the stresses caused by the poor economic conditions, especially in the CRE markets. High vacancy rates or slow absorption have resulted in inadequate cash flow generated from some real estate projects we have financed, and have required guarantors to provide personal funds to make full contractual loan payments and pay other operating costs. In some cases, the guarantors’ cash and other liquid reserves have become seriously diminished. In other cases, sale of the collateral, either by the borrower or us, is our primary source of repayment.

We are, however, encouraged by the apparent credit quality stabilization within our loan portfolio during the past several quarters. After a period of significant and ongoing increases from 2007 through September 30, 2009, the level of nonperforming assets was relatively unchanged from September 30, 2009 through June 30, 2010, and then declined during the last six months of 2010 and first nine months of 2011. Of particular note are the reduced level of additions to the nonperforming asset category and increased level of interest in, and sales of, foreclosed properties and assets securing nonperforming loans.

As of September 30, 2011, nonperforming assets totaled $56.8 million, or 3.9% of total assets, compared to $86.1 million (5.3% of total assets) and $92.4 million (5.1% of total assets) as of December 31, 2010 and September 30, 2010, respectively. The $29.3 million reduction during the first nine months of 2011 and the $35.6 million decline during the twelve-month period ended September 30, 2011, are primarily associated with loans on, and properties consisting of, non-owner occupied CRE and residential-related development. As of September 30, 2011, nonperforming loans secured by, and foreclosed properties consisting of, non-owner occupied CRE properties totaled $22.4 million, reflecting reductions of $11.8 million and $19.3 million from December 31, 2010 and September 30, 2010, respectively. Nonperforming loans and foreclosed properties associated with the development of residential-related real estate totaled $9.6 million as of September 30, 2011, reflecting reductions of $7.3 million and $10.1 million from December 31, 2010 and September 30, 2010, respectively.

49.

MERCANTILE BANK CORPORATION

The following table provides a breakdown of nonperforming assets by property type:

	9/30/11	6/30/11	3/31/11	12/31/10	9/30/10
Residential Real Estate:
Land Development	$8,139,000	$8,531,000	$14,252,000	$14,547,000	$16,746,000
Construction	1,418,000	2,089,000	2,268,000	2,333,000	2,924,000
Owner Occupied / Rental	7,737,000	8,996,000	8,893,000	9,454,000	7,251,000

	17,294,000	19,616,000	25,413,000	26,334,000	26,921,000
Commercial Real Estate:
Land Development	1,885,000	2,223,000	2,422,000	2,454,000	2,277,000
Construction	0	0	0	0	0
Owner Occupied	11,287,000	10,749,000	13,389,000	14,740,000	15,083,000
Non-Owner Occupied	22,435,000	25,526,000	30,086,000	34,209,000	41,725,000

	35,607,000	38,498,000	45,897,000	51,403,000	59,085,000
Non-Real Estate:
Commercial Assets	3,897,000	3,777,000	4,728,000	8,221,000	6,386,000
Consumer Assets	29,000	4,000	51,000	161,000	5,000

	3,926,000	3,781,000	4,779,000	8,382,000	6,391,000

Total	$56,827,000	$61,895,000	$76,089,000	$86,119,000	$92,397,000

The following table provides a reconciliation of nonperforming assets:

	3rd Qtr 2011	2nd Qtr 2011	1st Qtr 2011	4th Qtr 2010	3rd Qtr 2010
Beginning balance	$61,895,000	$76,089,000	$86,119,000	$92,397,000	$110,533,000
Additions	3,740,000	6,478,000	3,848,000	13,602,000	10,905,000
Returns to performing status	0	0	(766,000)	(1,019,000)	(7,938,000)
Principal payments	(5,058,000)	(12,067,000)	(5,555,000)	(7,217,000)	(5,422,000)
Sale proceeds	(2,670,000)	(2,547,000)	(2,085,000)	(5,282,000)	(1,209,000)
Loan charge-offs	(476,000)	(5,393,000)	(4,800,000)	(4,650,000)	(12,829,000)
Valuation write-downs	(604,000)	(665,000)	(672,000)	(1,712,000)	(1,643,000)

Total	$56,827,000	$61,895,000	$76,089,000	$86,119,000	$92,397,000

Net loan charge-offs during the first nine months of 2011 totaled $11.0 million, or an annualized 1.25% of average total loans. For comparative purposes, net loan charge-offs equaled 2.43% and 2.24% of average loans during 2010 and 2009, respectively. Approximately 40% of the gross loan charge-offs during the first nine months of 2011 represent the charge-off of specific reserves that were created through provision expense in prior years. Although we recorded a sharply reduced level of net loan charge-offs during the third quarter of 2011 when compared to the quarterly levels over the past several years, primarily reflecting a significantly lower level of additions to nonperforming loans and an increased level of recoveries of prior period charge-offs, net loan charge-offs in at least the next few quarters are likely to remain elevated compared to historical averages due to the higher volume of nonperforming loans and stressed economic conditions.

50.

MERCANTILE BANK CORPORATION

The following table provides a breakdown of net loan charge-offs (recoveries) by collateral type:

	3rd Qtr 2011	2nd Qtr 2011	1st Qtr 2011	4th Qtr 2010	3rd Qtr 2010
Residential Real Estate:
Land Development	$135,000	$2,496,000	$(2,000)	$312,000	$2,115,000
Construction	(11,000)	(9,000)	0	173,000	93,000
Owner Occupied / Rental	(187,000)	1,819,000	1,208,000	120,000	1,212,000

	(63,000)	4,306,000	1,206,000	605,000	3,420,000
Commercial Real Estate:
Land Development	47,000	(62,000)	(73,000)	219,000	360,000
Construction	0	0	0	0	0
Owner Occupied	(18,000)	755,000	1,436,000	976,000	2,159,000
Non-Owner Occupied	639,000	445,000	(40,000)	2,642,000	6,805,000

	668,000	1,138,000	1,323,000	3,837,000	9,324,000
Non-Real Estate:
Commercial Assets	(162,000)	(336,000)	2,794,000	819,000	1,517,000
Consumer Assets	26,000	(9,000)	126,000	47,000	1,000

	(136,000)	(345,000)	2,920,000	866,000	1,518,000

Total	$469,000	$5,099,000	$5,449,000	$5,308,000	$14,262,000

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

51.

MERCANTILE BANK CORPORATION

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

Reflecting the stressed economic conditions and resulting negative impact on our loan portfolio, we have substantially increased the allowance as a percent of the loan portfolio over the past several years. The allowance equaled $39.4 million, or 3.60% of total loans outstanding, as of September 30, 2011, compared to 3.59%, 3.11%, 1.46% and 1.43% at year-end 2010, 2009, 2008 and 2007, respectively. As of September 30, 2011, the allowance was comprised of $30.3 million in general reserves relating to non-impaired loans and $9.1 million in specific reserve allocations relating to impaired loans. Impaired loans with an aggregate carrying value of $23.2 million as of September 30, 2011 had been subject to previous partial charge-offs aggregating $21.3 million. Those partial charge-offs were recorded as follows: $7.2 million in the first nine months of 2011, $11.9 million in 2010, $1.3 million in 2009 and $0.9 million in 2008. As of September 30, 2011, specific reserves allocated to impaired loans that had been subject to a previous partial charge-off totaled $1.4 million.

Although we believe the allowance is adequate to absorb loan losses as they arise, there can be no assurance that we will not sustain loan losses in any given period that could be substantial in relation to, or greater than, the size of the allowance.

52.

MERCANTILE BANK CORPORATION

Securities decreased by $50.1 million during the first nine months of 2011, totaling $185.1 million as of September 30, 2011. Proceeds from called U.S. Government agency bonds during the first nine months of 2011 totaled $42.3 million, with another $2.5 million received from called tax-exempt municipal bonds, $9.2 million from principal paydowns on mortgage-backed securities and $1.2 million from matured Michigan Strategic Fund bonds. We also received $2.4 million from the redemption of FHLB stock. Purchases during the first nine months of 2011, consisting almost exclusively of U.S. Government agency bonds, totaled $3.1 million. At September 30, 2011, the portfolio was comprised of U.S. Government agency bonds (46%), U.S. Government agency issued or guaranteed mortgage-backed securities (21%), tax-exempt municipal general obligation and revenue bonds (17%), Michigan Strategic Fund bonds (9%), FHLB stock (6%) and mutual funds (1%). All of our securities, exclusive of FHLB stock, are currently designated as available for sale, and are therefore stated at fair value. The fair value of securities designated as available for sale at September 30, 2011 totaled $173.1 million, including a net unrealized gain of $6.3 million. We maintain the securities portfolio at levels to provide adequate pledging and secondary liquidity for our daily operations. In addition, the securities portfolio serves a primary interest rate risk management function.

FHLB stock totaled $12.0 million as of September 30, 2011, down $2.4 million from December 31, 2010 due to an unsolicited redemption during the second quarter of 2011. Our investment in FHLB stock is necessary to engage in their advance and other financing programs. We received a quarterly cash dividend at a rate of 2.50% per annum during the first nine months of 2011 and at an average rate of 2.00% per annum during 2010, and we expect a cash dividend will continue to be paid in future quarters.

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

Federal funds sold, consisting of excess funds sold overnight to a correspondent bank, along with investments in interest-bearing deposits at correspondent banks, are used to manage daily liquidity needs and interest rate sensitivity. During the first nine months of 2011, the average balance of these funds equaled $82.6 million, or 5.6% of average earning assets. This level is elevated from the 4.5% and 3.0% maintained during 2010 and 2009, respectively. However, the level maintained during the past several years is considerably higher than our historical average of less than 1.0%. Given the stressed market and economic conditions, we made the decision in early 2009 to operate with a higher than traditional balance of federal funds sold and interest-bearing deposits. We expect to maintain the higher balance of federal funds sold and other interest-bearing deposits, likely 3.0% to 5.0% of average earning assets, until market and economic conditions return to more normalized levels.

Premises and equipment at September 30, 2011 equaled $26.9 million, a decrease of $1.0 million during the first nine months of 2011. Purchases of premises and equipment during the first nine months of 2011 totaled only $0.2 million, while depreciation expense totaled $1.2 million. On December 30, 2009, all FDIC-insured financial institutions were required to prepay estimated FDIC deposit insurance assessments for the fourth quarter of 2009 and the years 2010, 2011 and 2012. The amount we paid equaled $16.3 million, which is being expensed over the future quarterly assessment periods. As of September 30, 2011, the balance of this prepaid asset was $9.9 million. Under current regulation, any unused portion of the amount prepaid remaining after payment of amounts due on June 30, 2013 will be returned to us by the FDIC.

53.

MERCANTILE BANK CORPORATION

Foreclosed and repossessed assets totaled $17.3 million at September 30, 2011, compared to $16.7 million and $26.6 million on December 31, 2010, and December 31, 2009, respectively. The $0.6 million increase during the first nine months of 2011 consisted of $9.8 million in transfers from the loan portfolio, which were partially offset by $7.9 million in sales proceeds and $1.3 million in valuation write-downs. We expect foreclosed and repossessed assets to remain at elevated levels as we move through the stressed economic environment and in certain situations elect to foreclose or repossess collateral. The State of Michigan has a relatively protracted foreclosure process that generally takes six to twelve months before deed is obtained. While we expect further transfers from loans to foreclosed and repossessed assets in future periods reflecting our collection efforts on impaired lending relationships, we are hopeful that the increased sales activity we witnessed during 2010 and the first nine months of 2011 will continue and limit the overall increase in and average balance of this nonperforming asset category.

Deposits decreased $88.5 million during the first nine months of 2011, totaling $1.19 billion at September 30, 2011. Local deposits increased $13.4 million, while out-of-area deposits decreased $101.9 million. As a percent of total deposits, local deposits equaled 65.6% on September 30, 2011, compared to 60.0%, 48.3% and 29.4% on December 31, 2010, December 31, 2009 and December 31, 2008, respectively. In comparing balances as of September 30, 2011 to those at December 31, 2008, total deposits have declined by $414.2 million, consisting of a $307.8 million increase in local deposits and a $722.0 million decrease in out-of-area deposits. The decline in out-of-area deposits primarily results from the decline in total loans and the increase in local deposits. The increase in local deposits reflects various programs and initiatives we have implemented over the past several years, including: certificate of deposit campaign; implementation of several deposit-gathering initiatives in our commercial lending function; introduction of new deposit-related products and services; and the continuation of providing our customers with the latest in technological advances that give improved information, convenience and timeliness.

Noninterest-bearing checking deposit accounts increased during the first nine months of 2011 after having been relatively stable over the past several years. Noninterest-bearing checking accounts averaged $134.0 million during the first nine months of 2011, compared to an average balance of $110 million to $120 million over the past several years. In fact, during the third quarter of 2011, the average balance was closer to the quarter-end balance of about $144 million. A majority of the increase represents transfers from our repurchase agreement product, reflecting a change in rates offered on the repurchase agreement product whereby for certain lower-balance customers, maintaining their relationship with us in a noninterest-bearing checking account was less expensive for them than keeping their funds in the repurchase agreement product when taking into account the rate paid and fees assessed. We proactively worked with these customers, resulting in approximately $20 million being transferred during the first nine months of 2011.

Local interest-bearing checking accounts, in large part reflecting the continued success of our executive banking product, increased $7.5 million during the first nine months of 2011, and are up $79.4 million since year-end 2009. Money market deposit accounts increased $2.0 million during the first nine months of 2011, and are up $120.6 million since year-end 2009. The increases in both interest-bearing checking accounts and money market deposit accounts reflect our enhanced marketing program and relatively aggressive rates which resulted in many new individual, business and municipality deposits and increased balances from existing depositors, as well as transfers from maturing certificates of deposit. Savings deposits decreased $22.9 million during the first nine months of 2011, and are down $1.3 million since year-end 2009. A vast majority of the changes in savings accounts reflect periodic deposits and withdrawals from several local municipal customers that tend to correspond with the receipt and use of property tax collections, as well as from certain municipal customers transferring funds between savings accounts and certificates of deposit.

54.

MERCANTILE BANK CORPORATION

Certificates of deposit purchased by customers located within our market areas declined $4.4 million during the first nine months of 2011, after decreasing $115.8 million during 2010. A majority of the decline during both time periods reflects funds from maturing certificates of deposit being transferred to interest-bearing checking and money market deposit accounts, and we expect that trend to continue in future periods.

Deposits obtained from customers located outside of our market areas decreased $101.9 million during the first nine months of 2011, and have declined $317.7 million since year-end 2009. As of September 30, 2011, out-of-area deposits totaled $407.2 million. Out-of-area deposits primarily consist of certificates of deposit obtained from depositors located outside our market areas and placed by deposit brokers for a fee, but also include certificates of deposit obtained from the deposit owners directly. The owners of out-of-area deposits include individuals, businesses and municipalities located throughout the United States. In addition, in early 2011 we established an interest-bearing checking account relationship with an out-of-area depositor engaged in the management of retirement accounts. This custodial relationship totaled $27.0 million as of September 30, 2011, and is expected to remain relatively stable in future periods. We expect this to be a long-term relationship. The significant decline in out-of-area deposits since year-end 2009 primarily reflects the influx of cash resulting from the reduction in total loans and from the increase in local deposits.

Repurchase agreements decreased $47.6 million during the first nine months of 2011, totaling $69.3 million as of September 30, 2011. About 40% of the decline represents transfers to noninterest-bearing checking accounts, while the remainder primarily reflects seasonal declines in balances as business customers use funds for tax and bonus payments, especially during the early part of the calendar year. Year-end balances are typically high points in this account. As part of our sweep account program, collected funds from certain business noninterest-bearing checking accounts are invested into over-night interest-bearing repurchase agreements. Such repurchase agreements are not deposit accounts and are not afforded federal deposit insurance.

FHLB advances decreased $20.0 million during the first nine months of 2011, and are down $160.0 million since year-end 2009. As of September 30, 2011, FHLB advances totaled $45.0 million. The decline in FHLB advances since year-end 2009 primarily reflects the influx of cash resulting from the reduction in total loans and from the increase in local deposits. The FHLB advances are collateralized by residential mortgage loans, first mortgage liens on multi-family residential property loans, first mortgage liens on commercial real estate property loans, and substantially all other assets of our bank, under a blanket lien arrangement. Our borrowing line of credit as of September 30, 2011 totaled about $117 million, with availability approximating $70 million.

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

55.

MERCANTILE BANK CORPORATION

To assist in providing needed funds, we have regularly obtained monies from wholesale funding sources. Wholesale funds, comprised primarily of deposits from customers outside of our market areas and advances from the FHLB, totaled $452.2 million, or 34.8% of combined deposits and borrowed funds, as of September 30, 2011, compared to $584.1 million, or 39.8% of combined deposits and borrowed funds as of December 31, 2010, $944.9 million, or 54.8% of combined deposits and borrowed funds as of December 31, 2009, and $1.41 billion, or 71.5% of combined deposits and borrowed funds as of December 31, 2008. The significant decline since year-end 2008 primarily reflects the influx of cash resulting from the reduction in total loans and from increased local deposits.

Although local deposits have generally increased as new business, municipality and individual deposit relationships are established and as existing customers increase the balances in their accounts, and we witnessed significant local deposit growth during the past several years, the relatively high reliance on wholesale funds will likely remain. As part of our interest rate risk management strategy, a majority of our wholesale funds have a fixed interest rate and mature within one year, reflecting the fact that a majority of our loans have a floating rate. While this maturity strategy increases inherent liquidity risk, we believe the increased liquidity risk is sufficiently mitigated by the benefits derived from an interest rate risk management standpoint. In addition, we have developed a comprehensive contingency funding plan which we believe further mitigates the increased liquidity risk.

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

As part of our sweep account program, collected funds from certain business noninterest-bearing checking accounts are invested into over-night interest-bearing repurchase agreements. Such repurchase agreements are not deposit accounts and are not afforded federal deposit insurance. Repurchase agreements decreased $47.6 million during the first nine months of 2011, totaling $69.3 million as of September 30, 2011. Approximately 40% of the decline represents transfers to noninterest-bearing checking accounts, reflecting a reduction in rates offered on the repurchase agreement product whereby for certain lower-balance customers, maintaining their relationship with us in a noninterest-bearing checking account was less expensive for them than keeping their funds in the repurchase agreement product when taking into account the rate paid and fees assessed. We proactively worked with these customers, resulting in approximately $20 million being transferred during the first nine months of 2011. The remainder of the decline primarily reflects seasonal reductions in balances as business customers use funds for tax and bonus payments, especially during the early part of the calendar year. Year-end balances are typically high points in this account. Information regarding our repurchase agreements as of September 30, 2011 and during the first nine months of 2011 is as follows:

Outstanding balance at September 30, 2011	$69,340,000
Weighted average interest rate at September 30, 2011	0.29%
Maximum daily balance nine months ended September 30, 2011	$116,979,000
Average daily balance for nine months ended September 30, 2011	$82,719,000
Weighted average interest rate for nine months ended September 30, 2011	0.57%

56.

MERCANTILE BANK CORPORATION

As a member of the FHLB, we have access to the FHLB advance borrowing programs. FHLB advances were down $20.0 million during the first nine months of 2011, and are down $160.0 million since December 31, 2009 and $225.0 million since December 31, 2008. As of September 30, 2011, FHLB advances totaled $45.0 million. The decline in FHLB advances since year-end 2008 primarily reflects the influx of cash resulting from the reduction in total loans and from the increase in local deposits. Based on available collateral at September 30, 2011, we could borrow an additional $70.0 million.

We also have the ability to borrow up to $38.0 million on a daily basis through correspondent banks using established unsecured federal funds purchased lines of credit. At no time during the first nine months of 2011 did we access the federal funds purchased lines of credit; in fact, we have not accessed the lines of credit since January of 2010. In contrast, federal funds sold averaged $72.9 million during the first nine months of 2011 and $69.3 million during all of 2010, with another $9.7 million invested in interest-bearing deposits at correspondent banks during the first nine months of 2011 and $9.3 million during all of 2010. Given the volatile market and stressed economic conditions, we have been operating with a higher than normal balance of federal funds sold and other short-term investments. It is expected that we will maintain the higher balance of liquid funds, likely to average 3.0% to 5.0% of average earning assets, until market and economic conditions return to more normalized levels. As a result, we expect the use of our federal funds purchased lines of credit, in at least the near future, will be rare, if at all.

We have a line of credit through the Discount Window of the Federal Reserve Bank of Chicago. Using a substantial majority of our tax-exempt municipal securities as collateral, we could have borrowed up to $27.1 million for terms of 1 to 28 days at September 30, 2011. We did not utilize this line of credit during the first nine months of 2011 or at any time during 2010 or 2009, and do not plan to access this line of credit in future periods.

The following table reflects, as of September 30, 2011, significant fixed and determinable contractual obligations to third parties by payment date, excluding accrued interest:

	One Year or Less	One to Three Years	Three to Five Years	Over Five Years	Total
Deposits without a stated maturity	$526,655,000	$0	$0	$0	$526,655,000
Certificates of deposit	437,014,000	153,188,000	68,476,000	0	658,678,000
Short-term borrowings	69,340,000	0	0	0	69,340,000
Federal Home Loan Bank advances	30,000,000	15,000,000	0	0	45,000,000
Subordinated debentures	0	0	0	32,990,000	32,990,000
Other borrowed money	0	0	0	1,714,000	1,714,000

In addition to normal loan funding and deposit flow, we must maintain liquidity to meet the demands of certain unfunded loan commitments and standby letters of credit. As of September 30, 2011, we had a total of $224.8 million in unfunded loan commitments and $17.5 million in unfunded standby letters of credit. Of the total unfunded loan commitments, $201.1 million were commitments available as lines of credit to be drawn at any time as customers’ cash needs vary, and $23.7 million were for loan commitments expected to close and become funded within the next twelve months. The level of commitments to make loans has declined significantly when compared to historical levels, primarily reflecting stressed economic conditions; however, the $23.7 million level at September 30, 2011 is relatively high when compared to the levels over the past couple of years. We regularly monitor fluctuations in loan balances and commitment levels, and include such data in our overall liquidity management.

57.

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

Capital Resources

Shareholders’ equity is a noninterest-bearing source of funds that can provide support for asset growth. Shareholders’ equity was $136.7 million at September 30, 2011, compared to $125.9 million at December 31, 2010. The $10.8 million increase during the first nine months of 2011 is primarily due to net income attributable to common shares of $6.2 million and a $4.3 million increase in the market value of our available for sale securities portfolio.

The increase in shareholders’ equity during the first nine months of 2011 provided for improved regulatory capital ratios, and our bank remains “well capitalized”. As of September 30, 2011, our bank’s total risk-based capital ratio was 14.5%, compared to 12.5% at December 31, 2010. Our bank’s total regulatory capital, consisting of shareholders’ equity plus a portion of the allowance, increased by $3.9 million during the first nine months of 2011, reflecting net income of $8.6 million, $2.5 million in cash dividends paid, and a reduction of $2.2 million in eligible allowance primarily due to a decline in total risk-weighted assets. In addition to the increased total regulatory capital, our bank’s total risk-based capital ratio increased due to a decline of $170.4 million in total risk-weighted assets, primarily resulting from a reduction in commercial loans. As of September 30, 2011, our bank’s total regulatory capital equaled $179.0 million, or approximately $55 million in excess of the 10.0% minimum which is among the requirements to be categorized as “well capitalized”. Our and our bank’s capital ratios as of September 30, 2011 and December 31, 2010 are disclosed in Note 12 of the Notes to Consolidated Financial Statements.

On July 9, 2010, we announced via a Form 8-K filed with the SEC that we were deferring regularly scheduled quarterly interest payments on our subordinated debentures beginning with the quarterly interest payment to have been paid on July 18, 2010. The deferral of interest payments on the subordinated debentures results in the deferral of distributions on our trust preferred securities. We also announced that we were deferring regularly scheduled quarterly dividend payments on our preferred stock beginning with the quarterly dividend payment scheduled to have been paid on August 15, 2010. On October 18, 2011, we announced via a Form 8-K filed with the SEC that as of that date we were bringing all accrued and unpaid interest current on our subordinated debentures, and that on October 19, 2011 we were bringing all accrued and unpaid dividends current on our preferred stock.

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

58.

MERCANTILE BANK CORPORATION

Results of Operations

We recorded net income attributable to common shares of $2.7 million for the third quarter of 2011 ($0.31 per basic share and $0.30 per diluted share), compared with a net loss attributable to common shares of $5.7 million ($0.67 per basic and diluted share) recorded during the third quarter of 2010. We recorded net income attributable to common shares of $6.2 million ($0.72 per basic share and $0.69 per diluted share) for the first nine months of 2011, compared with a net loss attributable to common shares of $9.3 million ($1.10 per basic and diluted share) recorded during the first nine months of 2010.

The improved earnings performance in the third quarter of 2011 and the first nine months of 2011 compared to the respective prior-year periods primarily results from lower provisions to the allowance for loan losses. The decreased provision expense reflects lower volumes of loan rating downgrades and nonperforming loans and a higher volume of loan rating upgrades, as well as progress in the stabilization of economic and real estate market conditions and resulting collateral valuations. An increased net interest margin, which partially mitigated the negative impact of a lower level of average earning assets, and a reduction in overhead expenses also contributed to the improved earnings performance in the third quarter of 2011 and first nine months of 2011 compared to the respective 2010 periods.

Our earnings performance continues to be hindered by elevated provisions to the allowance for loan losses and costs associated with the administration and resolution of problem assets, reflecting continuing difficulties in the loan portfolio, most notably in the CRE segment. Ongoing state, regional and national economic struggles have significantly hampered certain of our borrowers’ cash flows and negatively impacted real estate values, resulting in elevated levels of nonperforming assets and net loan charge-offs when compared to pre-2007 reporting periods.

Interest income during the third quarter of 2011 was $17.0 million, a decrease of $4.7 million, or 21.6%, from the $21.7 million earned during the third quarter of 2010. Interest income during the first nine months of 2011 was $54.7 million, a decrease of $12.9 million, or 19.2%, from the $67.6 million earned during the first nine months of 2010. The reduction in interest income is primarily attributable to a significant decrease in earning assets and, to a lesser extent, a declining yield on earning assets. During the third quarter of 2011, earning assets averaged $1.41 billion, a decline of $265.6 million, or 15.8%, from the $1.68 billion in average earning assets during the third quarter of 2010. Average loans were down $267.1 million, average federal funds sold increased $29.9 million, average securities decreased $28.5 million, and average interest-bearing deposit balances increased nominally. During the first nine months of 2011, earning assets averaged $1.47 billion, or $285.6 million lower than average earning assets of $1.76 billion during the same time period in 2010. Average loans were down $278.9 million, average securities decreased $22.2 million, average federal funds sold increased $14.9 million, and average interest-bearing deposit balances increased $0.6 million.

During the third quarter of 2011 and 2010, earning assets had a weighted average yield (tax equivalent-adjusted basis) of 4.83% and 5.18%, respectively. The decline in earning asset yield in the third quarter of 2011 compared to the prior-year third quarter resulted from a decreased yield on average loans, a change in average earning asset mix, most notably a decline in higher-yielding average loans and an increase in lower-yielding average federal funds sold as a percentage of average earning assets, and a decreased yield on average securities. The yield on average loans was 5.34% in the third quarter of 2011 compared to 5.55% in the respective 2010 period. The lower yield on average loans in the third quarter of 2011 compared to the prior-year third quarter mainly resulted from a decreased yield on average commercial loans, which equaled 5.37% in the current year third quarter compared to 5.58% in the respective prior-year period. The commercial loan yield in the third quarter of 2011 was negatively impacted by a $283,000 net decline in the present values of the purchased and sold interest rate caps; excluding the impact of this net decline, the yield on average commercial loans was 5.47% and the yield on average total loans was 5.44% in the third quarter of 2011.

59.

MERCANTILE BANK CORPORATION

In addition, the commercial loan yield was negatively impacted by the lowering of rates on certain commercial loans throughout 2011 as a result of competitive pricing pressures and borrowers warranting decreased loan rates due to improved financial performance. Average loans equaled 78.5% of average earning assets during the third quarter of 2011, while average securities, federal funds sold, and interest-bearing deposit balances equaled 14.1%, 6.7%, and 0.7%, respectively. During the third quarter of 2010, average loans, securities, federal funds sold, and interest-bearing deposit balances represented 82.0%, 13.6%, 3.8%, and 0.6%, respectively, of average earning assets. The yield on average securities was 4.42% in the third quarter of 2011 compared to 4.54% in the respective 2010 period. The lower yield on average securities in the third quarter of 2011 compared to the prior-year third quarter mainly resulted from a decreased yield on U.S. Government agency bonds, reflecting a decline in market rates. Purchases of U.S. Government agency bonds using proceeds received from called bonds of the same type, along with additional purchases of agency bonds necessary to support increased collateral requirements, during the decreased market rate environment experienced in the latter six months of 2010, negatively impacted the yield on average securities.

During the first nine months of 2011 and 2010, earning assets had an average weighted yield (tax equivalent-adjusted basis) of 5.01% and 5.19%, respectively. The decline in earning asset yield in the 2011 period compared to the prior-year period resulted from a change in earning asset mix, most notably a decrease in higher-yielding average loans and an increase in lower-yielding average federal funds sold as a percentage of average earning assets, a decreased yield on average loans, and a decreased yield on average securities. Average loans equaled 79.8% of average earning assets during the first nine months of 2011, while average securities, federal funds sold, and interest-bearing deposit balances equaled 14.6%, 5.0%, and 0.6%, respectively. During the first nine months of 2010, average loans, securities, federal funds sold, and interest-bearing deposit balances represented 82.7%, 13.5%, 3.3%, and 0.5%, respectively, of average earning assets. The yield on average loans equaled 5.45% during the first nine months of 2011 compared to 5.50% during the comparable 2010 period. The declined yield on average loans in the first nine months of 2011 compared to the same 2010 time period primarily resulted from a decreased yield on average commercial loans, which equaled 5.48% and 5.52% in 2011 and 2010 periods, respectively. The commercial loan yield during the first nine months of 2011 was negatively impacted by a $231,000 net decline in the present values of the purchased and sold interest rate caps; excluding the impact of this net decline, the yield on average commercial loans was 5.51% and the yield on average total loans was 5.48% in the first nine months of 2011. The commercial loan yield was also negatively impacted by the lowering of rates on certain commercial loans throughout 2011 as a result of competitive pricing pressures and borrowers warranting decreased loan rates due to improved financial performance. The yield on average securities was 4.45% in the first nine months of 2011 compared to 4.70% in the same prior-year period. The lower yield on average securities in the 2011 period compared to the respective 2010 period primarily resulted from a decreased yield on U.S. Government agency bonds, reflecting a decrease in market rates, and a shift in the securities portfolio mix from higher-yielding municipal securities to lower-yielding U.S. Government agency bonds. After analyzing our current and forecasted federal income tax position, we decided to sell certain tax-exempt municipal bonds with an aggregate book value of $20.0 million in late March 2010. A vast majority of the sales proceeds were used to purchase U.S. Government agency bonds during April and early May of 2010. The increase in U.S. Government agency bonds as a percentage of average total securities also resulted from purchases necessitated by increased collateral requirements in the latter part of 2010.

Interest expense during the third quarter of 2011 was $4.7 million, a decrease of $3.1 million, or 39.1%, from the $7.8 million expensed during the third quarter of 2010. Interest expense during the first nine months of 2011 was $15.8 million, a decrease of $9.2 million, or 36.9%, from the $25.0 million expensed during the first nine months of 2010. The reduction in interest expense in the 2011 periods compared to the respective 2010 periods is attributable to a decrease in the volume of average interest-bearing liabilities and a decline in the weighted average cost of interest-bearing liabilities.

60.

MERCANTILE BANK CORPORATION

During the third quarter of 2011, interest-bearing liabilities averaged $1.22 billion, or $291.0 million lower than average interest-bearing liabilities of $1.51 billion during the prior-year third quarter. Average interest-bearing deposits were down $126.7 million, while average FHLB advances decreased $115.0 million, average short-term borrowings decreased $39.1 million, and average other borrowings decreased $10.2 million. During the first nine months of 2011, interest-bearing liabilities averaged $1.29 billion, or $302.5 million lower than average interest-bearing liabilities of $1.59 billion during the same time period in 2010. Average interest-bearing deposits decreased $154.0 million, while average FHLB advances decreased $118.3 million, average short-term borrowings decreased $20.9 million, and average other borrowings decreased $9.3 million.

During the third quarter of 2011 and 2010, interest-bearing liabilities had a weighted average rate of 1.54% and 2.05%, respectively. During the first nine months of 2011 and 2010, interest-bearing liabilities had a weighted average rate of 1.64% and 2.10%, respectively. The lower weighted average cost of interest-bearing liabilities in the 2011 periods compared to the respective 2010 periods is primarily due to the decline in market interest rates that began late in the third quarter of 2007 and continued through December of 2008 and a change in average interest-bearing liability mix, most notably decreases in higher-costing average certificates of deposit and average FHLB advances and increases in certain lower-costing average non-certificate of deposit accounts as a percentage of average interest-bearing liabilities. Market interest rates remained low during 2009, 2010, and the first nine months of 2011. Maturing fixed-rate certificates of deposit and borrowings were renewed at lower rates, replaced by lower-costing funds, or allowed to runoff during the 21-month period ending September 30, 2011. In addition, the lowering of interest rates on non-certificate of deposit accounts and repurchase agreements during this timeframe positively impacted the weighted average cost of interest-bearing liabilities in the 2011 periods compared to the 2010 periods.

Net interest income during the third quarter of 2011 was $12.3 million, a decrease of $1.6 million, or 11.8%, from the $13.9 million earned during the third quarter of 2010. Net interest income during the first nine months of 2011 was $38.9 million, a decrease of $3.8 million, or 8.8%, from the $42.7 million earned during the first nine months of 2010. The decrease in net interest income in the 2011 periods compared to the respective 2010 periods was due to a decrease in earning assets, which more than offset an increase in the net interest margin. Average total loans during the third quarter of 2011 declined $267.1 million, or 19.4%, compared to the prior-year third quarter, while average total loans during the first nine months of 2011 decreased $278.9 million, or 19.2%, compared to the same 2010 period. The net interest margin during the third quarter of 2011 was 3.50%, compared to 3.33% during the third quarter of 2010. During the first nine months of 2011, the net interest margin was 3.58%, compared to 3.29% during the same time period in 2010. Excluding the impact of the net decline in the present values of the purchased and sold interest rate caps, the net interest margin equaled 3.58% in the third quarter of 2011 and 3.60% in the first nine months of 2011. The improved net interest margin in the third quarter of 2011 and the first nine months of 2011 compared to the respective prior-year periods reflects a reduction in our cost of funds, which more than offset the decreased yield on earning assets. Although our yield on earning assets declined in the 2011 periods compared to the respective prior-year periods, our cost of funds declined at a significantly greater rate, resulting in the improved net interest margin. The cost of funds primarily decreased as a result of higher-costing matured certificates of deposit and FHLB advances being renewed at lower rates, replaced by lower-costing funds, or allowed to runoff. In addition, the lowering of interest rates on certain non-certificate of deposit accounts and repurchase agreements during the 21 months ended September 30, 2011, positively impacted the cost of funds.

The following table sets forth certain information relating to our consolidated average interest-earning assets and interest-bearing liabilities and reflects the average yield on assets and average cost of liabilities for the third quarter of 2011 and 2010. Such yields and costs are derived by dividing income or expense by the average daily balance of assets or liabilities, respectively, for the period presented.

61.

MERCANTILE BANK CORPORATION

Tax-exempt securities interest income and yield have been computed on a tax equivalent basis using a marginal tax rate of 35%. Securities interest income was increased by $180,000 and $191,000 in the third quarter of 2011 and 2010, respectively, for this adjustment.

	Quarters ended September 30,
	2011			2010
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
	(dollars in thousands)
ASSETS
Loans	$1,111,184	$14,951	5.34%	$1,378,248	$19,284	5.55%
Investment securities	199,715	2,207	4.42	228,201	2,589	4.54
Federal funds sold	94,049	60	0.25	64,171	41	0.25
Interest-bearing deposit balances	9,775	6	0.24	9,742	11	0.43

Total interest - earning assets	1,414,723	17,224	4.83	1,680,362	21,925	5.18
Allowance for loan losses	(39,149)			(47,543)
Other assets	129,066			141,852

Total assets	$1,504,640			$1,774,671

LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing deposits	$1,070,887	$4,040	1.50%	$1,197,568	$5,636	1.87%
Short-term borrowings	71,493	73	0.41	110,584	394	1.41
Federal Home Loan Bank advances	45,000	410	3.57	160,000	1,441	3.52
Other borrowings	34,704	226	2.55	44,874	328	2.90

Total interest-bearing liabilities	1,222,084	4,749	1.54	1,513,026	7,799	2.05

Noninterest-bearing deposits	140,976			116,334
Other liabilities	6,722			5,682
Shareholders’ equity	134,858			139,629

Total liabilities and shareholders’ equity	$1,504,640			$1,774,671

Net interest income		$12,475			$14,126

Net interest rate spread			3.29%			3.13%

Net interest spread on average assets			3.29%			3.16%

Net interest margin on earning assets			3.50%			3.33%

Provisions for loan losses during the third quarter of 2011 were $1.1 million, compared to $10.4 million during the third quarter of 2010. Provisions for loan losses during the first nine months of 2011 were $5.0 million, compared to $25.0 million during the same time period in 2010.

62.

MERCANTILE BANK CORPORATION

The reduced provision expense reflects lower volumes of loan rating downgrades and nonperforming loans and a higher volume of loan rating upgrades, as well as progress in the stabilization of economic and real estate market conditions and resulting collateral valuations. Net loan charge-offs of $0.5 million were recorded during the third quarter of 2011, compared to $14.3 million during the prior-year third quarter. During the first nine months of 2011, net loan charge-offs totaled $11.0 million, compared to $29.0 million during the same time period in 2010. Of the $14.1 million in gross loans charged-off during the first nine months of 2011, $5.6 million, or about 40%, represents the elimination of specific reserves that were established through provision expense in earlier periods. The allowance, as a percentage of total loans outstanding, was 3.60% as of September 30, 2011, compared to 3.59% as of December 31, 2010 and 3.30% as of September 30, 2010.

Noninterest income during the third quarter of 2011 was $1.8 million, a decrease of $0.5 million, or 21.2%, from the $2.3 million earned during the third quarter of 2010. Noninterest income during the first nine months of 2011 was $5.2 million, a decrease of $1.7 million, or 24.2% from the $6.9 million earned during the same time period in 2010. Noninterest income during the first nine months of 2010 includes gains totaling $0.8 million from the sales of tax-exempt municipal bonds and guaranteed portions of certain Small Business Administration-guaranteed loans. Excluding these gains, noninterest income during the first nine months of 2011 decreased $0.9 million, or 14.3%, compared to the first nine months of 2010. The decline in noninterest income in the 2011 periods compared to the respective 2010 periods was mainly due to lower rental income from fewer foreclosed properties and decreased mortgage banking income, commercial letter of credit fees, and service charges on accounts.

Noninterest expense during the third quarter of 2011 was $10.0 million, a decrease of $1.9 million, or 16.2%, from the $11.9 million expensed during the third quarter of 2010. Noninterest expense during the first nine months of 2011 was $32.0 million, down $3.0 million, or 8.5%, from the $35.0 million expensed during the same time period in 2010. Nonperforming asset administration and resolution costs totaled $1.6 million during the third quarter of 2011, a decrease of $1.3 million, or 45.1%, from the $2.9 million in costs incurred during the third quarter of 2010; these costs totaled $6.7 million during the first nine months of 2011, a decrease of $1.2 million, or 15.5%, from the $7.9 million in costs incurred during the first nine months of 2010. As a result of the significant level of nonperforming assets, these costs remain elevated; however, the costs are expected to decrease further in future periods if the level of nonperforming assets continues to decline.

FDIC insurance premiums were $0.6 million during the third quarter of 2011, compared to $1.1 million during the third quarter of 2010; the lower premiums resulted from a decreased assessment rate. The implementation of the FDIC’s revised risk-based assessment system on April 1, 2011, resulted in the decreased assessment rate. FDIC insurance premiums were $2.3 million during the first nine months of 2011, down from $3.5 million during the first nine months of 2010. A lower assessment base and rate during the first quarter of 2011 compared to the first quarter of 2010 and the decreased assessment rate resulting from the FDIC’s revised risk-base assessment system during the second and third quarters of 2011 compared to the respective prior-year periods resulted in the lower FDIC insurance premiums. Given the large number of insured institution failures in recent years, the increase in per-depositor insurance coverage, the temporary unlimited insurance of noninterest-bearing deposit accounts, and other changes in federal deposit insurance made by the Dodd-Frank Act, it is difficult to predict the level of our future deposit insurance assessments.

Controllable operating expenses, including salaries and benefits, occupancy, and furniture and equipment costs, declined $0.1 million, or 1.0%, in the third quarter of 2011 compared to the prior-year third quarter; these costs decreased $0.8 million, or 4.7%, during the first nine months of 2011 compared to the same time period in 2010.

63.

MERCANTILE BANK CORPORATION

Salary and benefit costs, which declined slightly in the third quarter of 2011 compared to the prior-year third quarter and decreased $0.5 million during the first nine months of 2011 compared to the respective prior-year period, were positively impacted by a reduction in full-time equivalent employees from 250 at third quarter-end 2010 to 237 at third quarter-end 2011. Occupancy and furniture and equipment costs declined by $0.1 million in the third quarter of 2011 compared to the prior-year third quarter and $0.3 million in the first nine months of 2011 compared to the respective 2010 period, primarily resulting from an aggregate reduction in depreciation expense.

During the third quarter of 2011, we recorded income before federal income tax of $3.0 million and no federal income tax expense or benefit. During the third quarter of 2010, we recorded a loss before federal income tax of $6.1 million and a federal income tax benefit of $0.7 million. During the first nine months of 2011, we recorded income before federal income tax of $7.2 million and no federal income tax or benefit, compared to a loss before federal income tax of $10.4 million and a federal income tax benefit of $2.0 million during the first nine months of 2010. Although we recorded taxable income during the third quarter and first nine months of 2011, the existence of a net operating loss carryforward resulted in no tax expense being recognized. Our ability to recognize federal income tax benefits during periods in which net losses are recorded is significantly limited due to the establishment of a valuation allowance against the entire balance of our net deferred tax asset in the fourth quarter of 2009. Generally, the calculation for the federal income tax provision (benefit) does not consider the tax effects of changes in other comprehensive income (“OCI”), which is a component of shareholders’ equity on the balance sheet. However, an exception is provided in certain circumstances, such as when there is a pre-tax loss from continuing operations. In such cases, pre-tax income from other categories (such as changes in OCI) is included in the calculation of the federal income tax provision (benefit) for the current year. This resulted in the recognition of the $0.7 million federal income tax benefit in the third quarter of 2010 and the $2.0 million federal income tax benefit during the first nine months of 2010.

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

64.

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

The following table depicts our GAP position as of September 30, 2011:

	Within Three Months	Three to Twelve Months	One to Five Years	After Five Years	Total
Assets:
Commercial loans (1)	$240,343,000	$224,652,000	$500,289,000	$24,340,000	$989,624,000
Residential real estate loans	35,947,000	8,997,000	43,493,000	11,701,000	100,138,000
Consumer loans	1,615,000	574,000	1,970,000	116,000	4,275,000
Securities (2)	30,259,000	212,000	41,966,000	112,658,000	185,095,000
Federal funds sold	97,183,000	0	0	0	97,183,000
Interest-bearing deposits	9,630,000	0	0	0	9,630,000
Allowance for loan losses	0	0	0	0	(39,351,000)
Other assets	0	0	0	0	131,391,000

Total assets	414,977,000	234,435,000	587,718,000	148,815,000	$1,477,985,000

Liabilities:
Interest-bearing checking	192,694,000	0	0	0	192,694,000
Savings deposits	37,336,000	0	0	0	37,336,000
Money market accounts	152,603,000	0	0	0	152,603,000
Time deposits under $100,000	14,934,000	40,942,000	33,503,000	0	89,379,000
Time deposits $100,000 & over	99,288,000	281,850,000	188,161,000	0	569,299,000
Short-term borrowings	69,340,000	0	0	0	69,340,000
Federal Home Loan Bank advances	0	30,000,000	15,000,000	0	45,000,000
Other borrowed money	34,704,000	0	0	0	34,704,000
Noninterest-bearing checking	0	0	0	0	144,022,000
Other liabilities	0	0	0	0	6,875,000

Total liabilities	600,899,000	352,792,000	236,664,000	0	1,341,252,000
Shareholders’ equity	0	0	0	0	136,733,000

Total liabilities & shareholders’ equity	600,899,000	352,792,000	236,664,000	0	$1,477,985,000

Net asset (liability) GAP	$(185,922,000)	$(118,357,000)	$351,054,000	$148,815,000

Cumulative GAP	$(185,922,000)	$(304,279,000)	$46,775,000	$195,590,000

Percent of cumulative GAP to total assets	(12.6%)	(20.6%)	3.2%	13.2%

(1)	Floating rate loans that are currently at interest rate floors are treated as fixed rate loans and are reflected using maturity date and not repricing frequency.
(2)	Mortgage-backed securities are categorized by average life calculations based upon prepayment trends as of September 30, 2011.

65.

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

We conducted multiple simulations as of September 30, 2011, in which it was assumed that changes in market interest rates occurred ranging from up 400 basis points to down 400 basis points in equal quarterly instalments over the next twelve months. The following table reflects the suggested impact on net interest income over the next twelve months in comparison to estimated net interest income based on our balance sheet structure, including the balances and interest rates associated with our specific loans, securities, deposits and borrowed funds, as of September 30, 2011. The resulting estimates are well within our policy parameters established to manage and monitor interest rate risk.

Interest Rate Scenario	Dollar Change In Net Interest Income	Percent Change In Net Interest Income
Interest rates down 400 basis points	$(1,300,000)	(2.7%)
Interest rates down 300 basis points	(800,000)	(1.7)
Interest rates down 200 basis points	(300,000)	(0.6)
Interest rates down 100 basis points	300,000	0.6
No change in interest rates	1,000,000	2.1
Interest rates up 100 basis points	500,000	1.0
Interest rates up 200 basis points	100,000	0.1
Interest rates up 300 basis points	500,000	1.1
Interest rates up 400 basis points	1,400,000	2.8

66.

MERCANTILE BANK CORPORATION

The resulting estimates have been significantly impacted by the current interest rate and economic environments, as adjustments have been made to critical model inputs with regards to traditional interest rate relationships. This is especially important as it relates to floating rate commercial loans and brokered certificates of deposit, which comprise a substantial portion of our balance sheet. As of September 30, 2011, the Mercantile Bank Prime Rate was 4.50% as compared to the Wall Street Journal Prime Rate of 3.25%. Historically, the two indices have been equal; however, we elected not to reduce the Mercantile Bank Prime Rate in late October and mid-December of 2008 when the Wall Street Journal Prime Rate declined by 50 and 75 basis points, respectively. In conducting our simulations since year-end 2008, we have made the assumption that the Mercantile Bank Prime Rate will remain unchanged until the Wall Street Journal Prime Rate equals the Mercantile Bank Prime Rate, at which time the two indices will remain equal in the increasing interest rate scenarios. Also, brokered certificate of deposit rates have substantially decreased since December of 2008, with part of the decline attributable to a significant imbalance whereby the supply of available funds far outweighs the demand from banks looking to raise funds. As a result, we have substantially limited further reductions in brokered certificate of deposit rates in the declining interest rate scenarios. The resulting estimates also take into account the cap corridor that is addressed in Note 9, which provides for net increased net interest income of $0.5 million, $0.9 million, $1.0 million and $1.1 million in the increasing rate environments of 100 basis points, 200 basis points, 300 basis points and 400 basis points, respectively.

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

As of September 30, 2011, an evaluation was performed under the supervision of and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of September 30, 2011. There have been no significant changes in our controls over financial reporting during the quarter ended September 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

67.

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

We made no unregistered sale of equity securities, nor did we purchase our equity securities, during the quarter ended September 30, 2011.

In April 2010, our Board of Directors suspended future payments of cash dividends on our common stock. Holders of our common stock are entitled to receive cash dividends to the extent that they are declared from time to time by our Board of Directors. Holders of our preferred stock are entitled to receive cash dividends in the amount provided for in our Articles of Incorporation, to the extent that they are declared by our Board of Directors. We may only pay cash dividends out of funds that are legally available for that purpose. We are a holding company and substantially all of our assets are held by our subsidiaries. Our ability to pay cash dividends to our shareholders depends primarily on our bank’s ability to pay cash dividends to us. Cash dividend payments and extensions of credit to us from our bank are subject to legal and regulatory limitations, generally based on capital levels and current and retained earnings, imposed by law and regulatory agencies with authority over our bank. The ability of our bank to pay cash dividends is also subject to its profitability, financial condition, capital expenditures and other cash flow requirements.

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

In addition, before October 18 and 19, 2011 there were restrictions on our payment of dividends on our preferred stock and common stock resulting from deferral of interest on our subordinated debentures and suspension of payments of dividends on our preferred stock. These restrictions terminated when we brought the deferred interest on our subordinated debentures current and declared and paid all accrued and unpaid dividends on our preferred stock in October of 2011. Details on these restrictions and their termination in October are set forth below.

Under the terms of the subordinated debentures that we issued to the trust, we are precluded from paying cash dividends on our common stock or preferred stock if an event of default has occurred and is continuing under the subordinated debentures, or if we have exercised our right to defer payments of interest on the subordinated debentures, until the deferral ends. On July 9, 2010, we gave notice that we were deferring the regularly scheduled quarterly interest payments on our subordinated debentures beginning with the quarterly interest payment that was scheduled to be paid on July 18, 2010. On October 18, 2011, we paid and brought current the deferred interest on the subordinated debentures and ended the deferral of interest. From July 18, 2010 until October 18, 2011, when the deferral ended, the terms of the subordinated debentures precluded us from paying any dividends on our common stock or preferred stock.

68.

MERCANTILE BANK CORPORATION

Our outstanding preferred stock was issued on May 15, 2009 pursuant to the United State Treasury Department’s Capital Purchase Program. The provisions of our Articles of Incorporation relating to our preferred stock preclude us from paying any cash dividends on our common stock while any dividends accrued on our preferred stock have not been declared and paid. We suspended the payment of dividends on our preferred stock, beginning with the dividend that would have been paid on August 15, 2010. On October 19, 2011, our Board of Directors declared a dividend on our preferred stock that paid and brought current all of the accrued and unpaid dividends on our preferred stock. The provisions of our Articles of Incorporation relating to our preferred stock precluded us from paying dividends on our common stock from August 15, 2010 to October 19, 2011, when all accrued and unpaid dividends on our preferred stock were paid and brought current.

Item 3.	Defaults Upon Senior Securities.

As indicated in Item 2 above, we suspended the payment of dividends on our preferred stock beginning with the dividend that would have been paid on August 15, 2010, and ending when all accrued and unpaid dividends on our preferred stock were paid and brought current on October 19, 2011. Our outstanding preferred stock is designated as Fixed Rate Cumulative Perpetual Preferred Stock, Series A. As of the date of filing of this report, there is no aggregate arrearage in the payment of cumulative quarterly dividends on our preferred stock.

Item 4.	Reserved

Not applicable.

Item 5.	Other Information.

Not applicable.

Item 6.	Exhibits

EXHIBIT NO.	EXHIBIT DESCRIPTION

3.1	Our Articles of Incorporation are incorporated by reference to Exhibit 3.1 of our Form 10-Q for the quarter ended June 30, 2009

3.2	Our Amended and Restated Bylaws dated as of January 16, 2003 are incorporated by reference to Exhibit 3.2 of our Registration Statement on Form S-3 (Commission File No. 333-103376) that became effective on February 21, 2003

31	Rule 13a-14(a) Certifications

32.1	Section 1350 Chief Executive Officer Certification

32.2	Section 1350 Chief Financial Officer Certification

101	The following financial information from Mercantile’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Changes in Shareholders’ Equity, (iv) the Consolidated Statements of Cash Flows, and (v) the Notes to Consolidated Financial Statements *

69.

MERCANTILE BANK CORPORATION

*	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

70.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 8, 2011.

MERCANTILE BANK CORPORATION

By:	/s/ MICHAEL H. PRICE
Michael H. Price
Chairman of the Board, President and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ CHARLES E. CHRISTMAS
Charles E. Christmas
Senior Vice President, Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)

71.

EXHIBIT INDEX

EXHIBIT NO.	EXHIBIT DESCRIPTION

3.1	Our Articles of Incorporation are incorporated by reference to Exhibit 3.1 of our Form 10-Q for the quarter ended June 30, 2009

3.2	Our Amended and Restated Bylaws dated as of January 16, 2003 are incorporated by reference to Exhibit 3.2 of our Registration Statement on Form S-3 (Commission File No. 333-103376) that became effective on February 21, 2003

31	Rule 13a-14(a) Certifications

32.1	Section 1350 Chief Executive Officer Certification

32.2	Section 1350 Chief Financial Officer Certification

101	The following financial information from Mercantile’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Changes in Shareholders’ Equity, (iv) the Consolidated Statements of Cash Flows, and (v) the Notes to Consolidated Financial Statements *

*	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.