Form 10-K
period 2011-12-31
MERCANTILE BANK CORP
filed 2012-03-14
CIK 1042729

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company (as defined in Rule 12b-2 of the Exchange Act).

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes  ☐    No  ☒

The aggregate value of the common equity held by non-affiliates (persons other than directors and executive officers) of the registrant, computed by reference to the closing price of the common stock as of the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $69.1 million.

As of February 1, 2012, there were issued and outstanding 8,605,007 shares of the registrant’s common stock.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the proxy statement for the 2012 annual meeting of shareholders (Portions of Part III).

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

1.

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

2.

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

The scope of existing regulation and supervision of various aspects of our business has expanded, and continues to expand, as a result of the adoption in July, 2010 of the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), and of implementing regulations that are being adopted by federal regulators. For additional information on this legislation and its potential impact, refer to the Risk Factor entitled “The effect of financial services legislation and regulations remains uncertain” in Item 1A- Risk Factors in this Annual Report.

Employees

As of December 31, 2011, we employed 206 full-time and 55 part-time persons. Management believes that relations with employees are good.

Lending Policy

As a routine part of our business, we make loans to businesses and individuals located within our market areas. Our lending policy states that the function of the lending operation is twofold: to provide a means for the investment of funds at a profitable rate of return with an acceptable degree of risk, and to meet the credit needs of the creditworthy businesses and individuals who are our customers. We recognize that in the normal business of lending, some losses on loans will be inevitable and should be considered a part of the normal cost of doing business.

3.

Our lending policy anticipates that priorities in extending loans will be modified from time to time as interest rates, market conditions and competitive factors change. The policy sets forth guidelines on a nondiscriminatory basis for lending in accordance with applicable laws and regulations. The policy describes various criteria for granting loans, including the ability to pay; the character of the customer; evidence of financial responsibility; purpose of the loan; knowledge of collateral and its value; terms of repayment; source of repayment; payment history; and economic conditions.

The lending policy further limits the amount of funds that may be loaned against specified types of real estate collateral. For certain loans secured by real estate, the policy requires an appraisal of the property offered as collateral by a state certified independent appraiser. The policy also provides general guidelines for loan to value for other types of collateral, such as accounts receivable and machinery and equipment. In addition, the policy provides general guidelines as to environmental analysis, loans to employees, executive officers and directors, problem loan identification, maintenance of an allowance for loan losses, loan review and grading, mortgage and consumer lending, and other matters relating to our lending practices.

The Board of Directors has delegated significant lending authority to officers of our bank. The Board of Directors believes this empowerment, supported by our strong credit culture and the significant experience of our commercial lending staff, enables us to be responsive to our customers. The loan policy specifies lending authority for our lending officers with amounts based on the experience level and ability of each lender. Loan officers’ authorities are generally $1.0 million or less, while loan managers are able to approve loans up to $2.5 million. We have established higher limits for our bank’s Senior Lender, President, and Chairman of the Board and Chief Executive Officer, ranging from $5.0 million up to $10.0 million. These lending authorities, however, are typically used only in rare circumstances where timing is of the essence. Generally, loan requests exceeding $2.5 million require approval by the Officers Loan Committee, and loan requests exceeding $4.0 million, up to the legal lending limit of approximately $38.4 million, require approval by the Board of Directors. In most circumstances, we apply an in-house lending limit that is significantly less than our bank’s legal lending limit.

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

Lending Activity

Commercial Loans. Our commercial lending group originates commercial loans primarily in our market areas. Our commercial lenders have extensive commercial lending experience, with most having at least ten years’ experience. Loans are originated for general business purposes, including working capital, accounts receivable financing, machinery and equipment acquisition, and commercial real estate financing, including new construction and land development.

Working capital loans are often structured as a line of credit and are reviewed periodically in connection with the borrower’s year-end financial reporting. These loans are generally secured by substantially all of the assets of the borrower and have a floating interest rate tied to the Mercantile Bank Prime Rate, Wall Street Journal Prime Rate or 30-day Libor rate. Loans for machinery and equipment purposes typically have a maturity of three to five years and are fully amortizing, while commercial real estate loans are usually written with a five-year maturity and amortize over a 15 to 20 year period. Commercial loans typically have an interest rate that is fixed to maturity or is tied to the Mercantile Bank Prime Rate, Wall Street Journal Prime Rate or 30-day Libor rate.

4.

We evaluate many aspects of a commercial loan transaction in order to minimize credit and interest rate risk. Underwriting includes an assessment of the management, products, markets, cash flow, capital, income and collateral. This analysis includes a review of the borrower’s historical and projected financial results. Appraisals are generally required to be performed by certified independent appraisers where real estate is the primary collateral, and in some cases, where equipment is the primary collateral. In certain situations, for creditworthy customers, we may accept title reports instead of requiring lenders’ policies of title insurance.

Commercial real estate lending involves more risk than residential lending because loan balances are typically greater and repayment is dependent upon the borrower’s business operations. We attempt to minimize the risks associated with these transactions by generally limiting our commercial real estate lending to owner-operated properties and to owners of non-owner occupied properties who have an established profitable history and satisfactory tenant structure. In many cases, risk is further reduced by requiring personal guarantees, limiting the amount of credit to any one borrower to an amount considerably less than our legal lending limit and avoiding certain types of commercial real estate financings.

We have no material foreign loans, and only limited exposure to companies engaged in energy producing and agricultural-related activities.

Single-Family Residential Real Estate Loans. Our mortgage company originates single-family residential real estate loans in our market areas, usually according to secondary market underwriting standards. Loans not conforming to those standards are made in limited circumstances. Single-family residential real estate loans provide borrowers with a fixed or adjustable interest rate with terms up to 30 years and are generally sold to certain investors.

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

Loan Portfolio Quality

We utilize a comprehensive grading system for our commercial loans as well as for our residential mortgage and consumer loans. All commercial loans are graded on a ten grade rating system. The rating system utilizes standardized grade paradigms that analyze several critical factors such as cash flow, operating performance, financial condition, collateral, industry condition and management. All commercial loans are graded at inception and reviewed at various intervals. Residential mortgage and consumer loans are graded on a random sampling basis after the loan has been made using a separate standardized grade paradigm that analyzes several critical factors such as debt-to-income and credit and employment histories.

5.

Our independent loan review program is primarily responsible for the administration of the grading system and ensuring adherence to established lending policies and procedures. The loan review program is an integral part of maintaining our strong asset quality culture. The loan review function works closely with senior management, although it functionally reports to the Board of Directors. All commercial loan relationships equal to or exceeding $1.5 million are formally reviewed every twelve months, with a random sampling performed on credits under $1.5 million. Our watch list credits are reviewed monthly by our Board of Directors and our Watch List Committee, the latter of which is comprised of personnel from the administration, lending and loan review functions.

Loans are placed in a nonaccrual status when, in our opinion, uncertainty exists as to the ultimate collection of principal and interest. As of December 31, 2011, loans placed in nonaccrual status totaled $45.1 million, or 4.2% of total loans. We had no loans past due 90 days or more and still accruing interest at year-end 2011.

Additional detail and information relative to the loan portfolio is incorporated by reference to Management’s Discussion and Analysis of Financial Condition and Results of Operations (“Management’s Discussion and Analysis”) and Note 3 of the Notes to Consolidated Financial Statements in this Annual Report.

Allowance for Loan Losses

In each accounting period, we adjust the allowance for loan losses (“allowance”) to the amount we believe is necessary to maintain the allowance at an adequate level. Through the loan review and credit departments, we establish specific portions of the allowance based on specifically identifiable problem loans. The evaluation of the allowance is further based on, but not limited to, consideration of the internally prepared Allowance Analysis, loan loss migration analysis, composition of the loan portfolio, third party analysis of the loan administration processes and portfolio, and general economic conditions.

The Allowance Analysis applies reserve allocation factors to non-impaired outstanding loan balances, which is combined with specific reserves to calculate an overall allowance dollar amount. For non-impaired commercial loans, which continue to comprise a vast majority of our total loans, reserve allocation factors are based upon loan ratings as determined by our standardized grade paradigms and by loan purpose. We have divided our commercial loan portfolio into five classes: 1) commercial and industrial loans; 2) vacant land, land development and residential construction loans; 3) owner occupied real estate loans; 4) non-owner occupied real estate loans; and 5) multi-family and residential rental property loans. The reserve allocation factors are primarily based on the historical trends of net loan charge-offs through a migration analysis whereby net loan losses are tracked via assigned grades over various time periods, with adjustments made for environmental factors reflecting the current status of, or recent changes in, items such as: lending policies and procedures; economic conditions; nature and volume of the loan portfolio; experience, ability and depth of management and lending staff; volume and severity of past due, nonaccrual and adversely classified loans; effectiveness of the loan review program; value of underlying collateral; lending concentrations; and other external factors, including competition and regulatory environment. Adjustments for specific lending relationships, particularly impaired loans, are made on a case-by-case basis. Non-impaired retail loan reserve allocations are determined in a similar fashion as those for non-impaired commercial loans, except that retail loans are segmented by type of credit and not a grading system. We regularly review the Allowance Analysis and make adjustments periodically based upon identifiable trends and experience.

A migration analysis is completed quarterly to assist us in determining appropriate reserve allocation factors for non-impaired commercial loans. Our migration analysis takes into account various time periods, and while we generally place most weight on the eight-quarter time frame as that period is close to the average duration of our loan portfolio, consideration is given to the other time periods as part of our assessment. Although the migration analysis provides an accurate historical accounting of our loan losses, it is not able to fully account for environmental factors that will also very likely impact the collectability of our commercial loans as of any quarter-end date. Therefore, we incorporate the environmental factors as adjustments to the historical data.

6.

Environmental factors include both internal and external items. We believe the most significant internal environmental factor is our credit culture and relative aggressiveness in assigning and revising commercial loan risk ratings. Although we have been consistent in our approach to commercial loan ratings, ongoing stressed economic conditions have resulted in an even higher sense of aggressiveness with regards to the downgrading of lending relationships. In addition, we made revisions to our grading paradigms in early 2009 that mathematically resulted in commercial loan relationships being more quickly downgraded when signs of stress are noted, such as slower sales activity for construction and land development commercial real estate relationships and reduced operating performance/cash flow coverage for commercial and industrial relationships. These changes, coupled with the stressed economic environment, have resulted in significant downgrades and the need for substantial provisions to the allowance over the past several years. To more effectively manage our commercial loan portfolio, we created a specific group tasked with managing our higher exposure lending relationships.

The most significant external environmental factor is the assessment of the current economic environment and the resulting implications on our commercial loan portfolio. Currently, we believe conditions remain especially stressed for non-owner occupied commercial real estate; however, recent data and performance reflect a level of stability in the commercial and industrial class of our loan portfolio.

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

Reflecting the stressed economic conditions and resulting negative impact on our loan portfolio, we have substantially increased the allowance as a percent of the loan portfolio over the past several years. The allowance equaled $36.5 million, or 3.4% of total loans outstanding, as of December 31, 2011, compared to 3.6%, 3.1%, 1.5% and 1.4% at year-end 2010, 2009, 2008 and 2007, respectively. Although we believe the allowance is adequate to absorb losses as they arise, there can be no assurance that we will not sustain losses in any given period that could be substantial in relation to, or greater than, the size of the allowance.

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

7.

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

8.

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

Declines in the housing market over the past several years, with falling home prices and increasing foreclosures, unemployment and under-employment, have negatively impacted the credit performance of real estate related loans and resulted in significant write-downs of asset values by financial institutions. These write-downs, initially of asset-backed securities but spreading to other securities and loans, have caused many financial institutions to seek additional capital, to reduce or eliminate dividends, to merge with larger and stronger institutions and, in some cases, to fail. Reflecting concern about the stability of the financial markets generally and the strength of counterparties, many lenders and institutional investors have reduced or ceased providing funding to borrowers, including to other financial institutions. This market turmoil and tightening of credit have led to an increased level of commercial and consumer delinquencies, lack of consumer confidence, increased market volatility and widespread reduction of business activity generally. The resulting economic pressure on consumers and lack of confidence in the financial markets have adversely affected our business, financial condition and results of operations. Market developments may affect consumer confidence levels and may cause adverse changes in payment patterns, causing increases in delinquencies and default rates, which may impact our charge-offs and provision for credit losses. A worsening of these conditions would likely exacerbate the adverse effects of these difficult market conditions on us and others in the financial institutions industry. During 2011, economic conditions in our markets, the United States and worldwide did generally improve; however, there can be no assurance that this improvement will continue.

Significant declines in the value of commercial real estate adversely impact us.

Many of our loans relate to commercial real estate. Stressed economic conditions have significantly reduced the value of commercial real estate and have strained the financial condition of our commercial real estate borrowers, especially in the land development and non-owner occupied commercial real estate segments of our loan portfolio. Those difficulties have adversely affected us and could produce additional losses and other adverse effects on our business.

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

9.

Adverse changes in economic conditions or interest rates may negatively affect our earnings, capital and liquidity.

The results of operations for financial institutions, including our bank, have been materially and adversely affected by changes in prevailing local and national economic conditions, including declines in real estate market values and the related declines in value of our real estate collateral, increases or decreases in interest rates and changes in the monetary and fiscal policies of the federal government. Our profitability is heavily influenced by the spread between the interest rates we earn on loans and investments and the interest rates we pay on deposits and other interest-bearing liabilities, as well as provisions to the allowance for loan losses. Substantially all of our loans are to businesses and individuals in the cities and surrounding areas of Grand Rapids, Holland and Lansing, Michigan, and declines in the economies of these areas have adversely affected us. Continued stress on our financial condition is likely even as economic conditions begin to improve within our markets. Like most banking institutions, our net interest spread and margin will be affected by general economic conditions and other factors that influence market interest rates and our ability to respond to changes in these rates. At any given time, our assets and liabilities may be such that they will be affected differently by a given change in interest rates.

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

In response to the turmoil in the financial services sector and the severe recession in the broader economy, the U.S. Government has taken legislative and other action intended to restore financial stability and economic growth. In October, 2008, then President Bush signed the Emergency Economic Stabilization Act of 2008 (the “EESA”). Among other things, the EESA established the Troubled Asset Relief Program (“TARP”). Under TARP, the United States Treasury Department (the “Treasury Department”) was given the authority, among other things, to purchase up to $700 billion of mortgages, mortgage-backed securities and certain other financial instruments from financial institutions and others for the purpose of stabilizing and providing liquidity to the U.S. financial markets. On October 14, 2008, the Treasury Department announced a program under EESA pursuant to which it would make senior preferred stock investments in qualifying financial institutions (the “Capital Purchase Program”). In February, 2009, President Obama signed the American Recovery and Reinvestment Act of 2009 (the “ARRA”). The ARRA contained, among other things, a further package of economic stimulus measures and amendments to EESA’s restrictions on compensation of executives of financial institutions and others participating in the TARP. In addition to legislation, the Federal Reserve Board eased short-term interest rates and implemented a series of emergency programs to furnish liquidity to the financial markets and credit to various participants in those markets, as well as programs of quantitative easing through direct purchases of certain Treasury securities. The FDIC and the Treasury Department also implemented further measures to address the crisis in the financial services sector. Further legislation providing tax relief and other economic stimulus was adopted by Congress in 2010 and 2011. There can be no assurance as to the actual impact of these laws, and their respective implementing regulations, the programs of the government agencies, or any further legislation or regulations, on the financial markets or the broader economy. A failure to stabilize the financial markets, and a continuation or worsening of the current financial market conditions, could materially and adversely affect our business, financial condition, results of operations, access to credit or the trading price of our common stock.

10.

The effect of financial services legislation and regulations remains uncertain.

In response to the financial crisis, on July 21, 2010, President Obama signed the Dodd-Frank Act, the most comprehensive reform of the regulation of the financial services industry since the Great Depression of the 1930’s. Among many other things, the Dodd-Frank Act provides for increased supervision of financial institutions by regulatory agencies, more stringent capital requirements for financial institutions, major changes to deposit insurance assessments by the FDIC, prohibitions on proprietary trading and sponsorship or investment in hedge funds and private equity funds by insured depository institutions and their affiliates, heightened regulation of hedging and derivatives activities, a greater focus on consumer protection issues, in part through the formation of a new Consumer Financial Protection Bureau having powers formerly split among different regulatory agencies, extensive changes to the regulation of mortgage lending, imposition of limits on interchange transaction and network fees for electronic debit transactions, repeal of the prohibition on payment of interest on demand deposits, the effective winding up of additional expenditures of funds under the TARP, and the imposition of a “sunset date” of December 31, 2012 on expenditures under the ARRA. Many of the Dodd-Frank Act’s provisions have delayed effective dates, some of which have not yet occurred. In addition, other provisions require implementing regulations of various federal agencies, some of which have not yet been adopted in final form. There can be no assurance that the Dodd-Frank Act and its implementing regulations will not limit our ability to pursue business opportunities, impose additional costs on us, impact our revenues or the value of our assets, or otherwise adversely affect our business.

The U.S. Government’s legislative and regulatory response to the financial crisis and our participation in its programs may have adverse effects on us.

The programs established or to be established under the EESA, TARP, the ARRA, the Dodd-Frank Act or other legislation or regulations may have adverse effects upon us. We face increased regulation in our industry. Compliance with such regulations may increase our costs and limit our ability to pursue business opportunities. Also, our participation in specific programs may subject us to additional restrictions. For example, we participated in the TARP Capital Purchase Program by selling preferred stock and a warrant for common stock to the Treasury Department for $21.0 million in May of 2009. That participation limits our ability, without the consent of the Treasury Department, to increase the cash dividend on, or to repurchase, our common stock. It also subjects us to restrictions on the compensation we may pay to our executives. The restrictions may adversely affect the trading price of our common stock or our ability to recruit and retain executives.

Our credit losses could increase and our allowance may not be adequate to cover actual loan losses.

The risk of nonpayment of loans is inherent in all lending activities, and nonpayment, when it occurs, may have a materially adverse effect on our earnings and overall financial condition as well as the value of our common stock. Our focus on commercial lending may result in a larger concentration of loans to small businesses. As a result, we may assume different or greater lending risks than other banks. We make various assumptions and judgments about the collectability of our loan portfolio and provide an allowance for losses based on several factors. If our assumptions are wrong, our allowance may not be sufficient to cover our losses, which would have an adverse effect on our operating results. The actual amounts of future provisions for loan losses cannot be determined at this time and may exceed the amounts of past provisions. Additions to our allowance decrease our net income.

We rely heavily on our management and other key personnel, and the loss of any of them may adversely affect our operations.

We are and will continue to be dependent upon the services of our management team, including Michael H. Price, Chairman of the Board, President and Chief Executive Officer, and our other senior managers. The loss of Mr. Price, or any of our other senior managers, could have an adverse effect on our growth and performance. We have entered into employment contracts with Mr. Price and two other executive officers. The contracts provide for a three-year employment period that is extended for an additional year each year unless a notice is given indicating that the contract will not be extended.

11.

In addition, we continue to depend on our key commercial loan officers. Several of our commercial loan officers are responsible, or share responsibility, for generating and managing a significant portion of our commercial loan portfolio. Our success can be attributed in large part to the relationships these officers as well as members of our management team have developed and are able to maintain with our customers as we continue to implement our community banking philosophy. The loss of any of these commercial loan officers could adversely affect our loan portfolio and performance, and our ability to generate new loans. Many of our key employees have signed agreements with us agreeing not to compete with us in one or more of our markets for specified time periods if they leave employment with us.

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

Minimum capital requirements may increase.

The provisions of the Dodd-Frank Act relating to capital to be maintained by financial institutions approach convergence with the standards (generally known as Basel III) adopted in December, 2010 by the Group of Governors and Heads of Supervision, the oversight body of the Basel Committee on Banking Supervision. Among other things, those standards contain a narrower definition of elements qualifying for inclusion as Tier 1 capital, and higher minimum risk-based capital levels, than those required under current U.S. law and regulations. Responsible officials of the federal bank regulatory agencies have suggested that the agencies may issue proposed regulations, possibly as early as 2012, that would impose increased minimum risk-based capital requirements applicable to all insured depository institutions comparable to those required under Basel III. There can be no assurance when or if such regulatory changes may be proposed or if proposed, become effective.

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

13.

We continually encounter technological change, and we may have fewer resources than our competitors to continue to invest in technological improvements.

The banking industry is undergoing technological changes with frequent introductions of new technology-driven products and services. In addition to better serving customers, the effective use of technology increases efficiency and enables financial institutions to reduce costs. Our future success will depend, in part, on our ability to address the needs of our customers by using technology to provide products and services that will satisfy customer demands for convenience as well as create additional efficiencies in our operations. Many of our competitors have substantially greater resources to invest in technological improvements than we do. There can be no assurance that we will be able to effectively implement new technology-driven products and services or be successful in marketing these products and services to our customers.

Our Articles of Incorporation and By-laws and the laws of the State of Michigan contain provisions that may discourage or prevent a takeover of our company and reduce any takeover premium.

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

The Michigan Business Corporation Act contains provisions intended to protect shareholders and prohibit or discourage various types of hostile takeover activities. In addition to these provisions and the provisions of our Articles of Incorporation and By-laws, federal law requires the Federal Reserve Board’s approval prior to acquiring “control” of a bank holding company. All of these provisions may delay or prevent a change in control without action by our shareholders and could adversely affect the price of our common stock.

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

Our common stock is traded on the Nasdaq Global Select Market under the symbol “MBWM.” The development and maintenance of an active public trading market depends upon the existence of willing buyers and sellers, the presence of which is beyond our control. While we are a publicly-traded company, the volume of trading activity in our stock is still relatively limited. Even if a more active market develops, there can be no assurance that such a market will continue, or that our shareholders will be able to sell their shares at or above the offering price.

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

14.

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

We may also be subject to disruptions of our operating systems arising from events that are wholly or partially beyond our control, including, for example, computer viruses or electrical or telecommunications outages, which may give rise to losses in service to customers and to loss or liability to us. We are further exposed to the risk that our external vendors may be unable to fulfill their contractual obligations to us, or will be subject to the same risk of fraud or operational errors by their respective employees as are we, and to the risk that our or our vendors’ business continuity and data security systems prove not to be adequate. We also face the risk that the design of our controls and procedures proves inadequate or are circumvented, causing delays in detection or errors in information. Although we maintain a system of controls designed to keep operational risk at appropriate levels, there can be no assurance that we will not suffer losses from operational risks in the future that may be material in amount.

Item 1B.	Unresolved Staff Comments

We have received no written comments regarding our periodic or current reports from the staff of the Securities and Exchange Commission that were issued 180 days or more before the end of our 2011 fiscal year and that remain unresolved.

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

15.

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

Item 4.	Mine Safety Disclosures.

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock is traded on the Nasdaq Global Select Market under the symbol “MBWM.” At February 1, 2012, there were 342 record holders of our common stock. In addition, we estimate that there were approximately 4,000 beneficial owners of our common stock who own their shares through brokers or banks. The following table shows the high and low sales prices for our common stock as reported by the Nasdaq Global Select Market for the periods indicated and the quarterly cash dividends paid by us during those periods.

16.

	High	Low	Dividend
2011
First Quarter	$10.26	$7.82	$0.00
Second Quarter	9.85	7.60	0.00
Third Quarter	10.09	7.72	0.00
Fourth Quarter	9.99	7.51	0.00
2010
First Quarter	$4.06	$3.10	$0.01
Second Quarter	6.66	3.95	0.00
Third Quarter	5.99	3.99	0.00
Fourth Quarter	8.40	3.87	0.00

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

On July 9, 2010, we announced via a Form 8-K filed with the Securities and Exchange Commission that we were deferring regularly scheduled quarterly interest payments on our subordinated debentures beginning with the quarterly interest payment scheduled to have been paid on July 18, 2010. The deferral of interest payments on the subordinated debentures resulted in the deferral of distributions on our trust preferred securities. We also announced that we were deferring regularly scheduled quarterly dividend payments on our preferred stock beginning with the quarterly dividend payment scheduled to have been paid on August 15, 2010. On October 18, 2011, we announced via a Form 8-K filed with the Securities and Exchange Commission that we were bringing all of the accrued and unpaid interest (approximately $1.28 million) current on the subordinated debentures on that date, thereby providing for the distributions on our trust preferred securities to also be brought current on that date. We also announced that on October 19, 2011, we intended to bring current all accrued and unpaid dividends (approximately $1.36 million) on our preferred stock through October 18, 2011, which in fact we did consummate as planned. We had been accruing during the deferral period for the unpaid interest under the subordinated debentures and undeclared dividends under the preferred stock. We have made all scheduled payments on our subordinated debentures and preferred stock since, and we expect to make the scheduled payments in future periods.

17.

We and our bank are subject to regulatory capital requirements administered by state and federal banking agencies. Failure to meet the various capital requirements can initiate regulatory action that could have a direct material effect on the financial statements. Our bank’s ability to pay cash and stock dividends is subject to limitations under various laws and regulations, to prudent and sound banking practices, and to contractual provisions relating to our subordinated debentures and participation in the Capital Purchase Program. During 2009, we paid a cash dividend on our common stock each calendar quarter. However, reflecting our financial results and the poor and weakening economy, we lowered the dollar amount of the cash dividends paid during the year. During the first quarter of 2009, our cash dividend was $0.04 per share, but was lowered to $0.01 per share for the second, third and fourth quarters. Our cash dividend on our common stock was also $0.01 per common share during the first quarter of 2010. In April 2010, we suspended future payments of cash dividends on our common stock until economic conditions and our financial condition improve. In addition, from July 2010 through October 2011, we were precluded from paying cash dividends on our common stock and preferred stock because, under the terms of our subordinated debentures, we could not pay cash dividends during periods when we had deferred the payment of interest on our subordinated debentures. Also, pursuant to our Articles of Incorporation, we were precluded from paying dividends on our common stock while any dividends accrued on our preferred stock had not been declared and paid. As discussed above, those restrictions were removed on October 18 and 19, 2011, when we terminated the deferral of interest on our subordinated debentures and brought current the dividends on our preferred stock, respectively.

Issuer Purchases of Equity Securities

We did not purchase any shares of our common stock during the fourth quarter of 2011.

Shareholder Return Performance Graph

Set forth below is a line graph comparing the yearly percentage change in the cumulative total shareholder return on our common stock (based on the last reported sales price of the respective year) with the cumulative total return of the Nasdaq Composite Index and the SNL Bank Nasdaq Index from December 31, 2006 through December 31, 2011. The following is based on an investment of $100 on December 31, 2006 in our common stock, the Nasdaq Composite Index and the SNL Bank Nasdaq Index, with dividends reinvested where applicable.

18.

	Period Ending
Index	12/31/06	12/31/07	12/31/08	12/31/09	12/31/10	12/31/11
Mercantile Bank Corporation	100.00	44.22	12.62	9.20	24.55	29.20
NASDAQ Composite	100.00	110.66	66.42	96.54	114.06	113.16
SNL Bank NASDAQ	100.00	78.51	57.02	46.25	54.57	48.42

Item 6.	Selected Financial Data.

The Selected Financial Data in this Annual Report is incorporated here by reference.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Management’s Discussion and Analysis included in this Annual Report is incorporated here by reference.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

The information under the heading “Market Risk Analysis” included in this Annual Report is incorporated here by reference.

Item 8.	Financial Statements and Supplementary Data.

The Consolidated Financial Statements, Notes to Consolidated Financial Statements and the Reports of Independent Registered Public Accounting Firm included in this Annual Report are incorporated here by reference.

19.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None

Item 9A.	Controls and Procedures.

As of December 31, 2011, an evaluation was performed under the supervision of and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of December 31, 2011.

There have been no significant changes in our internal control over financial reporting during the quarter ended December 31, 2011, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2011. This evaluation was based on criteria for effective internal control over financial reporting described in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control – Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2011. Refer to page F-38 for management’s report.

Our independent registered public accounting firm has issued an audit report on our internal control over financial reporting which is included in this Annual Report.

Item 9B.	Other Information.

None

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

The information presented under the captions “Election of Directors,” “Executive Officers,” “Section 16(a) Beneficial Ownership Reporting Compliance” and “Corporate Governance – Code of Ethics” in the definitive Proxy Statement of Mercantile for our April 26, 2012 Annual Meeting of Shareholders (the “Proxy Statement”), a copy of which will be filed with the Securities and Exchange Commission before the meeting date, is incorporated here by reference.

20.

We have a separately-designated standing audit committee established in accordance with Section 3(a)(58)(A) of the Securities Exchange Act of 1934. The members of the Audit Committee consist of David M. Cassard, John F. Donnelly, Calvin D. Murdock, and Timothy O. Schad. The Board of Directors has determined that Messrs. Cassard, Murdock and Schad, members of the Audit Committee, are qualified as audit committee financial experts, as that term is defined in the rules of the Securities and Exchange Commission. Messrs. Cassard, Donnelly, Murdock, and Schad are independent, as independence for audit committee members is defined in the Nasdaq listing standards and the rules of the Securities and Exchange Commission.

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

Equity Compensation Plan Information

The following table summarizes information, as of December 31, 2011, relating to compensation plans under which equity securities are authorized for issuance.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders (1)	214,903	$22.40	429,000	(2)
Equity compensation plans not approved by security holders	0	0	0
Total	214,903	$22.40	429,000

(1)	These plans are Mercantile’s 1997 Employee Stock Option Plan, 2000 Employee Stock Option Plan, 2004 Employee Stock Option Plan, Independent Director Stock Option Plan and the Stock Incentive Plan of 2006.
(2)	These securities are available under the Stock Incentive Plan of 2006. Incentive awards may include, but are not limited to, stock options, restricted stock, stock appreciation rights and stock awards.

21.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

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

(2) Financial Statement Schedules

Not applicable

(b) Exhibits:

EXHIBIT NO.	EXHIBIT DESCRIPTION

3.1	Our Articles of Incorporation are incorporated by reference to exhibit 3.1 of our Form 10-Q for the quarter ended June 30, 2009

3.2	Our Amended and Restated By-laws dated as of January 16, 2003 are incorporated by reference to exhibit 3.2 of our Registration Statement on Form S-3 (Commission File No. 333-103376) that became effective on February 21, 2003

22.

EXHIBIT NO.	EXHIBIT DESCRIPTION

10.1	Our 1997 Employee Stock Option Plan is incorporated by reference to exhibit 10.1 of our Registration Statement on Form SB-2 (Commission File No. 333-33081) that became effective on October 23, 1997 *

10.2	Our 2000 Employee Stock Option Plan is incorporated by reference to exhibit 10.14 of our Form 10-K for the year ended December 31, 2000 *

10.3	Our 2004 Employee Stock Option Plan is incorporated by reference to exhibit 10.1 of our Form 10-Q for the quarter ended September 30, 2004 *

10.4	Form of Stock Option Agreement for options under the 2004 Employee Stock Option Plan is incorporated by reference to exhibit 10.2 of our Form 10-Q for the quarter ended September 30, 2004 *

10.5	Our Independent Director Stock Option Plan is incorporated by reference to exhibit 10.26 of our Form 10-K for the year ended December 31, 2002 *

10.6	Form of Stock Option Agreement for options under the Independent Director Stock Option Plan is incorporated by reference to exhibit 10.1 of our Form 8-K filed October 22, 2004 *

10.7	Mercantile Bank of Michigan Amended and Restated Deferred Compensation Plan for Members of the Board of Directors dated June 29, 2006 is incorporated by reference to exhibit 10.9 of our Form 10-K for the year ended December 31, 2007 *

10.8	First Amendment dated October 25, 2007 to the Mercantile Bank of Michigan Amended and Restated Deferred Compensation Plan for Members of the Board of Directors dated June 29, 2006 is incorporated by reference to exhibit 10.10 of our Form 10-K for the year ended December 31, 2007 *

10.9	Second Amendment dated October 23, 2008 to the Mercantile Bank of Michigan Amended and Restated Deferred Compensation Plan for Members of the Board of Directors dated June 29, 2007 is incorporated by reference to exhibit 10.9 of our Form 10-K for the year ended December 31, 2008 *

10.10	Agreement between Fiserv Solutions, Inc. and our bank dated September 10, 1997, is incorporated by reference to exhibit 10.3 of our Registration Statement on Form SB-2 (Commission File No. 333-33081) that became effective on October 23, 1997

10.11	Extension Agreement of Data Processing Contract between Fiserv Solutions, Inc. and our bank dated May 12, 2000 extending the agreement between Fiserv Solutions, Inc. and our bank dated September 10, 1997, is incorporated by reference to exhibit 10.15 of our Form 10-K for the year ended December 31, 2000

10.12	Extension Agreement of Data Processing Contract between Fiserv Solutions, Inc. and our bank dated November 21, 2002 extending the agreement between Fiserv Solutions, Inc. and our bank dated September 10, 1997, is incorporated by reference to exhibit 10.5 of our Form 10-K for the year ended December 31, 2002

23.

EXHIBIT NO.	EXHIBIT DESCRIPTION

10.13	Extension Agreement of Data Processing Contract between Fiserv Solutions, Inc. and our bank dated December 20, 2006 extending the agreements between Fiserv Solutions, Inc. and our bank dated September 10, 1997 and November 21, 2002 is incorporated by reference to exhibit 10.14 of our Form 10-K for the year ended December 31, 2007

10.14	Amended and Restated Employment Agreement dated as of October 18, 2001, among the company, our bank and Michael H. Price, is incorporated by reference to exhibit 10.22 of our Form 10-K for the year ended December 31, 2001 *

10.15	Employment Agreement dated as of October 18, 2001, among the company, our bank and Robert B. Kaminski, Jr., is incorporated by reference to exhibit 10.23 of our Form 10-K for the year ended December 31, 2001 *

10.16	Employment Agreement dated as of October 18, 2001, among the company, our bank and Charles E. Christmas, is incorporated by reference to exhibit 10.23 of our Form 10-K for the year ended December 31, 2001 *

10.17	Amendment to Employment Agreement dated as of October 17, 2002, among the company, our bank and Michael H. Price, is incorporated by reference to exhibit 10.22 of our Form 10-K for the year ended December 31, 2002 *

10.18	Amendment to Employment Agreement dated as of October 17, 2002, among the company, our bank and Robert B. Kaminski, Jr., is incorporated by reference to exhibit 10.23 of our Form 10-K for the year ended December 31, 2002 *

10.19	Amendment to Employment Agreement dated as of October 17, 2002, among the company, our bank and Charles E. Christmas, is incorporated by reference to exhibit 10.24 of our Form 10-K for the year ended December 31, 2002 *

10.20	Amendment to Employment Agreement dated as of October 28, 2004, among the company, our bank and Robert B. Kaminski, Jr., is incorporated by reference to exhibit 10.21 of our Form 10-K for the year ended December 31, 2004 *

10.21	Junior Subordinated Indenture between us and Wilmington Trust Company dated September 16, 2004 providing for the issuance of the Series A and Series B Floating Rate Junior Subordinated Notes due 2034 is incorporated by reference to exhibit 10.1 of our Form 8-K filed December 15, 2004

10.22	Amended and Restated Trust Agreement dated September 16, 2004 for Mercantile Bank Capital Trust I is incorporated by reference to exhibit 10.2 of our Form 8-K filed December 15, 2004

10.23	Placement Agreement between us, Mercantile Bank Capital Trust I, and SunTrust Capital Markets, Inc. dated September 16, 2004 is incorporated by reference to exhibit 10.3 of our Form 8-K filed December 15, 2004

10.24	Guarantee Agreement dated September 16, 2004 between Mercantile as Guarantor and Wilmington Trust Company as Guarantee Trustee is incorporated by reference to exhibit 10.4 of our Form 8-K filed December 15, 2004

10.25	Form of Agreement Amending Stock Option Agreement, dated November 17, 2005 issued under our 2004 Employee Stock Option Plan, is incorporated by reference to exhibit 10.1 of our Form 8-K filed December 14, 2005 *

24.

EXHIBIT NO.	EXHIBIT DESCRIPTION

10.26	Second Amendment to Employment Agreement dated as of November 17, 2005, among the company, our bank and Michael H. Price is incorporated by reference to exhibit 10.29 of our Form 10-K for the year ended December 31, 2005 *

10.27	Third Amendment to Employment Agreement dated as of November 17, 2005, among the company, our bank and Robert B. Kaminski, Jr. is incorporated by reference to exhibit 10.30 of our Form 10-K for the year ended December 31, 2005 *

10.28	Second Amendment to Employment Agreement dated as of November 17, 2005, among the company, our bank and Charles E. Christmas is incorporated by reference to exhibit 10.31 of our Form 10-K for the year ended December 31, 2005 *

10.29	Form of Mercantile Bank of Michigan Amended and Restated Executive Deferred Compensation Agreement dated November 18, 2006, that has been entered into between our bank and each of Gerald R. Johnson, Jr., Michael H. Price, Robert B. Kaminski, Jr., Charles E. Christmas, and certain other officers of our bank is incorporated by reference to exhibit 10.34 of our Form 10-K for the year ended December 31, 2007 *

10.30	Form of First Amendment to the Mercantile Bank of Michigan Executive Deferred Compensation Agreement dated November 18, 2006, that has been entered into between our bank and each of Gerald R. Johnson, Jr., Michael H. Price, Robert B. Kaminski, Jr., Charles E. Christmas, and certain other officers of our bank, dated October 25, 2007 is incorporated by reference to exhibit 10.35 of our Form 10-K for the year ended December 31, 2007 *

10.31	Form of Second Amendment to the Mercantile Bank of Michigan Executive Deferred Compensation Agreement dated November 18, 2006, that has been entered into between our bank and each of Michael H. Price, Robert B. Kaminski, Charles E. Christmas, and certain other officers of our bank, dated October 23, 2008 is incorporated by reference to exhibit 10.34 of our Form 10-K for the year ended December 31, 2008 *

10.32	Form of Mercantile Bank of Michigan Split Dollar Agreement that has been entered into between our bank and each of Gerald R. Johnson, Jr., Michael H. Price, Robert B. Kaminski, Jr., Charles E. Christmas, and certain other officers of our bank is incorporated by reference to exhibit 10.33 of our Form 10-K for the year ended December 31, 2005 *

10.33	Director Fee Summary *

10.34	Stock Incentive Plan of 2006 is incorporated by reference to Appendix A of our proxy statement for our April 27, 2006 annual meeting of shareholders that was filed with the Securities and Exchange Commission *

10.35	Amendment and Restatement of Stock Incentive Plan of 2006 dated November 18, 2008 is incorporated by reference to exhibit 10.39 of our Form 10-K for the year ended December 31, 2008 *

25.

EXHIBIT NO.	EXHIBIT DESCRIPTION

10.36	Form of Notice of Grant of Incentive Stock Option and Stock Option Agreement for incentive stock options granted in 2006 under our Stock Incentive Plan of 2006 is incorporated by reference to exhibit 10.1 of our Form 8-K filed November 22, 2006 *

10.37	Form of Notice of Grant of Incentive Stock Option and Stock Option Agreement for incentive stock options granted after 2006 under our Stock Incentive Plan of 2006 is incorporated by reference to exhibit 10.41 of our Form 10-K for the year ended December 31, 2007 *

10.38	Form of Restricted Stock Award Agreement Notification of Award and Terms and Conditions of Award for restricted stock granted in 2006 under our Stock Incentive Plan of 2006 is incorporated by reference to exhibit 10.2 of our Form 8-K filed November 22, 2006 *

10.39	Form of Restricted Stock Award Agreement Notification of Award and Terms and Conditions of Award for restricted stock granted after 2006 under our Stock Incentive Plan of 2006 is incorporated by reference to exhibit 10.43 of our Form 10-K for the year ended December 31, 2007 *

10.40	Mercantile Bank Corporation Employee Stock Purchase Plan of 2002 is incorporated by reference to exhibit 10.47 of our Form 10-K for the year ended December 31, 2008

10.41	First Amendment to Mercantile Bank Corporation Employee Stock Purchase Plan of 2002 is incorporated by reference to exhibit 4(c) of our Registration Statement on Form S-8 (Commission File No. 333-158280) that became effective on March 30, 2009

10.42	Second Amendment to Mercantile Bank Corporation Employee Stock Purchase Plan of 2002 is incorporated by reference to exhibit 4(d) of our Registration Statement on Form S-8 (Commission File No. 333-158280) that became effective on March 30, 2009

10.43	Letter Agreement, dated as of May 15, 2009, between Mercantile Bank Corporation and the United States Department of the Treasury, including the Securities Purchase Agreement – Standard Terms and Schedules is incorporated by reference to exhibit 10.1 of our Form 8-K filed May 15, 2009

10.44	Side Letter Agreement, dated as of May 15, 2009, between Mercantile Bank Corporation and the United States Department of the Treasury regarding the American Recovery and Reinvestment Act of 2009 is incorporated by reference to exhibit 10.2 of our Form 8-K filed May 15, 2009

10.45	Amendment to Employment Agreements, dated May 15, 2009, by and among Mercantile Bank Corporation, Mercantile Bank of Michigan, Michael H. Price, Robert B. Kaminski, Jr. and Charles E. Christmas is incorporated by reference to exhibit 10.3 of our Form 8-K filed May 15, 2009 *

10.46	Form of Waiver executed by each of Michael H. Price, Robert B. Kaminski, Jr. and Charles E. Christmas is incorporated by reference to exhibit 10.4 of our Form 8-K filed May 15, 2009

26.

EXHIBIT NO.	EXHIBIT DESCRIPTION

10.47	Warrant to Purchase Common Stock of Mercantile Bank Corporation, dated May 15, 2009 is incorporated by reference to exhibit 4.2 of our Form 8-K filed May 15, 2009

21	Subsidiaries of the company is incorporated by reference to exhibit 21 of our Form 10-K for the year ended December 31, 2008

23	Consent of BDO USA, LLP

31	Rule 13a-14(a) Certifications

32.1	Section 1350 Chief Executive Officer Certification

32.2	Section 1350 Chief Financial Officer Certification

99.1	Certification of our principal executive officer and principal financial officer relating to our participation in the Capital Purchase Program of the Troubled Asset Relief Program

101	The following information from Mercantile’s Annual Report on Form 10-K for the year ended December 31, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Changes in Shareholders’ Equity, (iv) the Consolidated Statements of Cash Flows, and (v) the Notes to Consolidated Financial Statements **

*	Management contract or compensatory plan.
**	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

(c) Financial Statements Not Included In Annual Report

Not applicable

27.

MERCANTILE BANK CORPORATION

FINANCIAL INFORMATION

December 31, 2011 and 2010

MERCANTILE BANK CORPORATION

FINANCIAL INFORMATION

December 31, 2011 and 2010

SELECTED FINANCIAL DATA

	2011	2010	2009	2008	2007
	(Dollars in thousands except per share data)
Consolidated Results of Operations:
Interest income	$71,069	$88,143	$104,909	$121,072	$144,181
Interest expense	19,832	31,794	53,576	74,863	88,624

Net interest income	51,237	56,349	51,333	46,209	55,557
Provision for loan losses	6,900	31,800	59,000	21,200	11,070
Noninterest income	7,282	9,244	7,558	7,282	5,870
Noninterest expense	41,495	47,156	46,488	42,126	38,356

Income (loss) before income tax expense (benefit)	10,124	(13,363)	(46,597)	(9,835)	12,001
Income tax expense (benefit)	(27,361)	(47)	5,490	(4,876)	3,035

Net income (loss)	37,485	(13,316)	(52,087)	(4,959)	8,966
Preferred stock dividends and accretion	1,343	1,295	802	0	0

Net income (loss) attributable to common shares	$36,142	$(14,611)	$(52,889)	$(4,959)	$8,966

Consolidated Balance Sheet Data:
Total assets	$1,433,229	$1,632,421	$1,906,208	$2,208,010	$2,121,403
Cash and cash equivalents	76,372	64,198	21,735	25,804	29,430
Securities	184,953	235,175	257,384	242,787	211,736
Loans	1,072,422	1,262,630	1,539,818	1,856,915	1,799,880
Allowance for loan losses	36,532	45,368	47,878	27,108	25,814
Bank owned life insurance	48,520	46,743	45,024	42,462	39,118
Deposits	1,112,075	1,273,832	1,401,627	1,599,575	1,591,181
Securities sold under agreements to repurchase	72,569	116,979	99,755	94,413	97,465
Federal Home Loan Bank advances	45,000	65,000	205,000	270,000	180,000
Subordinated debentures	32,990	32,990	32,990	32,990	32,990
Shareholders’ equity	164,999	125,936	140,104	174,372	178,155
Consolidated Financial Ratios:
Return on average assets	2.36%	(0.80%)	(2.51%)	(0.23%)	0.43%
Return on average shareholders’ equity	27.28%	(10.62%)	(29.91%)	(2.87%)	5.10%
Average shareholders’ equity to average assets	8.66%	7.56%	8.40%	8.01%	8.44%
Nonperforming loans to total loans	4.20%	5.50%	5.52%	2.66%	1.66%
Allowance for loan losses to total loans	3.41%	3.59%	3.11%	1.46%	1.43%
Tier 1 leverage capital	12.09%	9.09%	8.64%	9.17%	9.97%
Tier 1 leverage risk-based capital	14.19%	11.17%	9.92%	9.68%	10.14%
Total risk-based capital	15.46%	12.45%	11.18%	10.93%	11.39%
Per Common Share Data:
Net income (loss):
Basic	$4.20	$(1.72)	$(6.23)	$(0.59)	$1.06
Diluted	4.07	(1.72)	(6.23)	(0.59)	1.05
Book value at end of period	16.73	12.20	13.86	20.29	20.89
Dividends declared	0.00	0.01	0.07	0.31	0.55
Dividend payout ratio	NA	NA	NA	NA	52.16%

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“Management’s Discussion and Analysis”) is based on Mercantile Bank Corporation’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses and income tax accounting, and actual results could differ from those estimates. Management has reviewed the analyses with the Audit Committee of our Board of Directors.

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

The allowance is increased through a provision charged to operating expense. Uncollectable loans are charged-off through the allowance. Recoveries of loans previously charged-off are added to the allowance. A loan is considered impaired when it is probable that contractual principal and interest payments will not be collected either for the amounts or by the dates as scheduled in the loan agreement. Impairment is evaluated in aggregate for smaller-balance loans of similar nature such as residential mortgage, consumer and credit card loans, and on an individual loan basis for other loans. If a loan is impaired, a portion of the allowance is allocated so that the loan is reported, net, at the present value of estimated future cash flows using the loan’s existing interest rate or at the fair value of collateral if repayment is expected solely from the collateral. The timing of obtaining outside appraisals varies, generally depending on the nature and complexity of the property being evaluated, general breadth of activity within the marketplace and the age of the most recent appraisal. For collateral dependent impaired loans, in most cases we obtain and use the “as is” value as indicated in the appraisal report, adjusting for any expected selling costs. In certain circumstances, we may internally update outside appraisals based on recent information impacting a particular or similar property, or due to identifiable trends (e.g., recent sales of similar properties) within our markets. The expected future cash flows exclude potential cash flows from certain guarantors. To the extent these guarantors are able to provide repayments, a recovery would be recorded upon receipt. Loans are evaluated for impairment when payments are delayed, typically 30 days or more, or when serious deficiencies are identified within the credit relationship. Our policy for recognizing income on impaired loans is to accrue interest unless a loan is placed on nonaccrual status. We put loans into nonaccrual status when the full collection of principal and interest is not expected.

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

Accounting guidance requires us to assess whether a valuation allowance should be established against our deferred tax assets based on the consideration of all available evidence using a “more likely than not” standard. In making such judgments, we consider both positive and negative evidence and analyze changes in near-term market conditions as well as other factors that may impact future operating results. Significant weight is given to evidence that can be objectively verified. During 2011, we returned to pre-tax profitability for four consecutive quarters. Additionally, we experienced lower provision expense, continued declines in nonperforming assets and problem asset administration costs, a higher net interest margin, a further strengthening of our regulatory capital ratios and additional reductions in wholesale funding. This positive evidence allowed us to conclude that, as of December 31, 2011, it was more likely than not that we returned to sustainable profitability in amounts sufficient to allow for realization of our deferred tax assets in future years. Consequently, we reversed the valuation allowance that we had previously determined necessary to carry against our entire net deferred tax asset as of December 31, 2010 and 2009.

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

FINANCIAL OVERVIEW

Over the past several years, our earnings performance has been negatively impacted by substantial provisions to the allowance and problem asset administration costs. Ongoing state, regional and national economic struggles negatively impacted some of our borrowers’ cash flows and underlying collateral values, leading to increased nonperforming assets, higher loan charge-offs and increased overall credit risk within our loan portfolio. We have worked with our borrowers to develop constructive dialogue to strengthen our relationships and enhance our ability to resolve complex issues. Although we experienced significant improvement in our asset quality during the latter part of 2010 and throughout 2011, the environment for the banking industry will likely remain stressed until economic conditions improve. Credit quality will continue to be our major concern, especially within our non-owner occupied commercial real estate loan portfolio.

We recorded a net profit during 2011, after having recorded net losses during the previous three years. A significantly lower provision expense primarily provided for the positive earnings performance; however, our improved earnings performance also reflects the many positive steps we have taken over the past several years to not only partially mitigate the impact of asset quality-related costs in the near term, but to benefit us on a longer-term basis as well. First, our net interest margin has improved as we have lowered local non-CD deposit rates and have replaced maturing high-rate deposits and borrowed funds with lower-costing funds, while at the same time our commercial loan pricing initiatives have significantly offset the negative impact of a relatively high level of nonaccrual loans. In addition, we are increasing our local deposit balances, reflecting the successful implementation of various initiatives, campaigns and product enhancements. The local deposit growth, combined with the reduction of loans outstanding, are providing for a substantial reduction of, and reliance on, wholesale funds. Next, our regulatory risk-based capital ratios are increasing, reflecting the impact of the net income recorded during 2011, the 2009 sale of preferred stock under the Treasury’s Capital Purchase Program and the reduction of loans outstanding, which have more than offset the impact of our net losses recorded in 2010 and 2009. Lastly, we continue to see the positive effect of our overhead cost reduction initiatives, as we continue to make strides to reduce controllable noninterest expense.

Our asset quality metrics are on an improving trend, and we are optimistic that the positive trend will continue. In aggregate dollar amounts, nonperforming asset levels have declined almost 49% since the peak level at March 31, 2010, and at year-end 2011 were at the lowest level since December 31, 2008. Progress in the stabilization of economic and real estate market conditions has provided for numerous loan rating upgrades and significantly lower volumes of loan rating downgrades, providing for a substantially lower provision expense during 2011. We expect a continuation of improved market conditions will provide for lower future period provision expense and problem asset administration costs when compared to levels over the past several years.

FINANCIAL CONDITION

Reflecting strategies employed in regards to our financial condition and the continued weak economic environments within our markets, we shrunk our balance sheet during the past three years. Total assets declined from $1.63 billion on December 31, 2010 to $1.43 billion on December 31, 2011, representing a decrease in total assets of $199.2 million, or 12.2%. During 2010 and 2009, we had shrunk our balance sheet by $273.8 million and $301.8 million, respectively. The decline in total assets during 2011 was primarily comprised of a $190.2 million decrease in total loans, following a decline of $277.2 million and $317.1 million during 2010 and 2009, respectively. In addition, the securities portfolio declined $50.2 million during 2011 and $22.2 million during 2010. Our total deposits declined $161.8 million and our Federal Home Loan Bank (“FHLB”) advances decreased $20.0 million during 2011. During 2010 and 2009, our total deposits decreased $127.8 million and $197.9 million, respectively, while FHLB advances declined $140.0 million and $65.0 million during the respective time periods.

Earning Assets

Average earning assets equaled 94.3% of average total assets during 2011, a level very similar to the 94.8% during 2010. The loan portfolio continued to comprise a majority of earning assets, followed by securities, federal funds sold and interest-bearing deposits; however, during 2011, as in 2010, securities, federal funds sold and interest-bearing deposits comprised a larger percentage of earning assets compared to prior periods, primarily reflecting our decision to operate with a larger volume of on-balance sheet liquidity given market conditions. Average total loans equaled 79.6% of average earning assets in 2011, compared to 81.8% in 2010 and 85.1% in 2009. Meanwhile, average securities, federal funds sold and interest-bearing deposits equaled a combined 20.4% of average earning assets in 2011, compared to 18.2% in 2010 and 14.9% in 2009.

Our loan portfolio is primarily comprised of commercial loans. Commercial loans declined by $179.1 million during 2011, and at December 31, 2011, totaled $996.9 million, or 93.0% of the total loan portfolio. The decline in outstanding balances primarily reflects the impact of a concerted effort on our part to reduce exposure to certain non-owner occupied commercial real estate (“CRE”) lending and the sluggishness in business activity in our markets that results in fewer opportunities to make quality loans. During 2011, commercial loans collateralized by non-owner occupied CRE declined $114.9 million. Our systematic approach to reducing our exposure to certain non-owner occupied CRE lending has been prolonged, given the nature of CRE lending and depressed economic conditions; however, we believe that such a reduction was in our best interest when taking into account the increased inherent credit risk and nominal deposit balances associated with targeted borrowing relationships. Our commercial and industrial (“C&I”) loan portfolio declined $22.0 million during 2011, in large part reflecting ongoing sluggish business activity. We would expect to see higher commercial line of credit usage, along with increased equipment financing requests, when economic conditions further improve. Also during 2011, commercial loans collateralized by owner-occupied real estate declined $13.0 million, commercial loans related to residential land development and construction decreased by $20.3 million and commercial loans related to multi-family and residential rental properties declined by $8.9 million.

The commercial loan portfolio represents loans to businesses generally located within our market areas. Approximately 73% of the commercial loan portfolio is primarily secured by real estate properties, with the remaining generally secured by other business assets such as accounts receivable, inventory, and equipment. The continued concentration of the loan portfolio in commercial loans is consistent with our strategy of focusing a substantial amount of our efforts on commercial banking. Corporate and business lending is an area of expertise for our senior management team, and our commercial lenders have extensive commercial lending experience, with most having at least ten years’ experience. Of each of the loan categories that we originate, commercial loans are most efficiently originated and managed, thus limiting overhead costs by necessitating the attention of fewer employees. Our commercial lending business generates the largest portion of local deposits and is our primary source of demand deposits.

The following table summarizes our loans secured by real estate, excluding residential mortgage loans representing permanent financing of owner occupied dwellings and home equity lines of credit:

	12/31/11	9/30/11	6/30/11	3/31/11	12/31/10
Residential-Related:
Vacant Land	$13,124,000	$13,264,000	$13,484,000	$16,321,000	$17,201,000
Land Development	17,007,000	17,441,000	18,134,000	27,171,000	28,147,000
Construction	4,923,000	4,647,000	4,706,000	4,906,000	5,621,000

	35,054,000	35,352,000	36,324,000	48,398,000	50,969,000
Comm’l Non-Owner Occupied:
Vacant Land	10,555,000	11,082,000	12,639,000	13,669,000	14,293,000
Land Development	14,486,000	14,541,000	16,348,000	16,492,000	17,807,000
Construction	13,615,000	11,061,000	10,709,000	10,046,000	31,827,000
Commercial Buildings	376,805,000	397,279,000	429,708,000	484,629,000	489,371,000

	415,461,000	433,963,000	469,404,000	524,836,000	553,298,000
Comm’l Owner Occupied:
Construction	4,213,000	2,986,000	1,517,000	1,404,000	672,000
Commercial Buildings	268,479,000	269,776,000	264,848,000	273,739,000	282,388,000

	272,692,000	272,762,000	266,365,000	275,143,000	283,060,000

Total	$723,207,000	$742,077,000	$772,093,000	$848,377,000	$887,327,000

Residential mortgage loans and consumer loans declined in aggregate $11.1 million during 2011, and at December 31, 2011, totaled $75.5 million, or 7.0% of the total loan portfolio. Although the residential mortgage loan and consumer loan portfolios may increase in future periods, we expect the commercial sector of the lending efforts and resultant assets to remain the dominant loan portfolio category.

The following table presents total loans outstanding as of December 31, 2011, according to scheduled repayments of principal on fixed rate loans and repricing frequency on variable rate loans. Floating rate loans that are currently at interest rate floors, comprising a majority of our floating rate commercial loans, are treated as fixed rate loans and are reflected using maturity date and not repricing frequency.

	Less Than One Year	One Through Five Years	More Than Five Years	Total
Construction and land development	$47,124,000	$31,553,000	$2,008,000	$80,685,000
Real estate - residential properties	44,392,000	39,638,000	10,167,000	94,197,000
Real estate - multi-family properties	26,870,000	18,719,000	226,000	45,815,000
Real estate - commercial properties	212,871,000	372,692,000	12,180,000	597,743,000
Commercial and industrial	173,825,000	72,312,000	3,752,000	249,889,000
Consumer	2,078,000	1,902,000	113,000	4,093,000

Total loans	$507,160,000	$536,816,000	$28,446,000	$1,072,422,000

Fixed rate loans	$328,046,000	$524,734,000	$28,162,000	$880,942,000
Floating rate loans	179,114,000	12,082,000	284,000	191,480,000

Total loans	$507,160,000	$536,816,000	$28,446,000	$1,072,422,000

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

The levels of net loan charge-offs and nonperforming assets have been elevated since early 2007. The substantial and rapid country-wide collapse of the residential real estate market that started in 2007 had a significant negative impact on the residential real estate development lending portion of our business. The resulting decline in real estate prices and slowdown in sales stretched the cash flow of our local developers and eroded the value of our underlying collateral, which caused elevated levels of nonperforming assets and net loan charge-offs. Since 2007, we have also witnessed stressed economic conditions in Michigan and throughout the country. The resulting decline in business revenue negatively impacted the cash flows of many of our borrowers, some to the point where loan payments became past due. In addition, real estate prices have fallen significantly, thereby exposing us to larger-than-typical losses in those instances where the sale of collateral is the primary source of repayment. Also during this time, we have seen deterioration in guarantors’ financial capacities to fund deficient cash flows and reduce or eliminate collateral deficiencies. It is likely that net loan charge-offs and nonperforming assets will remain elevated in comparison to our historical levels until economic conditions further improve.

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

Throughout 2009, 2010 and 2011, we saw a continuation of the stresses caused by the poor economic conditions, especially in the non-owner occupied CRE markets. High vacancy rates or slow absorption has resulted in inadequate cash flow generated from some real estate projects we have financed, and have required guarantors to provide personal funds to make full contractual loan payments and pay other operating costs. In some cases, the guarantors’ cash and other liquid reserves have become seriously diminished. In other cases, sale of the collateral, either by the borrower or us, is our primary source of repayment.

We are, however, encouraged by the apparent credit quality stabilization within our loan portfolio during the latter part of 2010 and throughout 2011. After a period of significant and ongoing increases from 2007 through September 30, 2009, the level of nonperforming assets remained relatively unchanged through June 30, 2010 and then declined during the last six months of 2010 and the first nine months of 2011. We did see an increase in nonperforming assets during the fourth quarter of 2011; however, this was due primarily from one larger non-owner occupied CRE loan being placed into nonaccrual status towards the end of 2011. Of particular note are the reduced level of additions to the nonperforming asset category and an increased level of interest in, and sales of, foreclosed properties and assets securing nonaccrual loans.

As of December 31, 2011, nonperforming assets totaled $60.3 million, or 4.2% of total assets, compared to $86.1 million (5.3% of total assets) and $111.7 million (5.9% of total assets) as of December 31, 2010 and 2009, respectively. The reductions primarily reflect principal payments and charge-offs on nonaccruals loans, as well as sales proceeds and valuation write-downs on foreclosed properties. The $25.8 million reduction during 2011 and the $51.4 million reduction during the 24-month period ended December 31, 2011 equate to declines of 29.9% and 45.9%, respectively. Nonperforming loans and foreclosed properties associated with the development of residential-related real estate totaled $6.9 million as of December 31, 2011, reflecting reductions of $10.0 million and $24.9 million during 2011 and the 24-month period ended December 31, 2011, respectively. As of December 31, 2011, nonperforming loans secured by, and foreclosed properties consisting of, non-owner occupied CRE properties totaled $30.1 million, reflecting reductions of $4.1 million and $8.3 million during the respective time periods. In addition, nonperforming loans secured by, and foreclosed properties associated with, owner occupied CRE declined $4.1 million during 2011 and $9.3 million during the 24-month period ended December 31, 2011, while nonperforming commercial loans secured by non-real estate assets declined $5.2 million and $6.7 million during the respective time periods.

The following table provides a breakdown of nonperforming assets by property type:

	12/31/11	9/30/11	6/30/11	3/31/11	12/31/10
Residential Real Estate:
Land Development	$5,479,000	$8,139,000	$8,531,000	$14,252,000	$14,547,000
Construction	1,397,000	1,418,000	2,089,000	2,268,000	2,333,000
Owner Occupied / Rental	7,138,000	7,737,000	8,996,000	8,893,000	9,454,000

	14,014,000	17,294,000	19,616,000	25,413,000	26,334,000
Commercial Real Estate:
Land Development	2,111,000	1,885,000	2,223,000	2,422,000	2,454,000
Construction	409,000	0	0	0	0
Owner Occupied	10,642,000	11,287,000	10,749,000	13,389,000	14,740,000
Non-Owner Occupied	30,106,000	22,435,000	25,526,000	30,086,000	34,209,000

	43,268,000	35,607,000	38,498,000	45,897,000	51,403,000
Non-Real Estate:
Commercial Assets	3,060,000	3,897,000	3,777,000	4,728,000	8,221,000
Consumer Assets	14,000	29,000	4,000	51,000	161,000

	3,074,000	3,926,000	3,781,000	4,779,000	8,382,000

Total	$60,356,000	$56,827,000	$61,895,000	$76,089,000	$86,119,000

The following table provides a quarterly reconciliation of nonperforming assets during 2011:

	4th Qtr 2011	3rd Qtr 2011	2nd Qtr 2011	1st Qtr 2011
Beginning balance	$56,827,000	$61,895,000	$76,089,000	$86,119,000
Additions	10,188,000	3,740,000	6,478,000	3,848,000
Returns to performing status	0	0	0	(766,000)
Principal payments	(2,115,000)	(5,058,000)	(12,067,000)	(5,555,000)
Sale proceeds	(3,038,000)	(2,670,000)	(2,547,000)	(2,085,000)
Loan charge-offs	(890,000)	(476,000)	(5,393,000)	(4,800,000)
Valuation write-downs	(616,000)	(604,000)	(665,000)	(672,000)

Total	$60,356,000	$56,827,000	$61,895,000	$76,089,000

Net loan charge-offs during 2011 totaled $15.7 million, or 1.4% of average total loans. This level represents a significant decline from the $34.3 million (2.4% of average total loans) and $38.2 million (2.2% of average total loans) charged-off during 2010 and 2009, respectively. While we are optimistic that we will see further declines in net loan charge-offs in future periods, net loan charge-offs in at least the next few quarters are likely to remain elevated from historical averages due to the higher volume of nonperforming loans and stressed economic conditions.

The following table provides a breakdown of net loan charge-offs by collateral type:

	4th Qtr 2011	3rd Qtr 2011	2nd Qtr 2011	1st Qtr 2011	Whole Year 2011
Residential Real Estate:
Land Development	$15,000	$135,000	$2,496,000	$(2,000)	$2,644,000
Construction	(90,000)	(11,000)	(9,000)	0	(110,000)
Owner Occupied / Rental	1,176,000	(187,000)	1,819,000	1,208,000	4,016,000

	1,101,000	(63,000)	4,306,000	1,206,000	6,550,000
Commercial Real Estate:
Land Development	(75,000)	47,000	(62,000)	(73,000)	(163,000)
Construction	0	0	0	0	0
Owner Occupied	68,000	(18,000)	755,000	1,436,000	2,241,000
Non-Owner Occupied	4,060,000	639,000	445,000	(40,000)	5,104,000

	4,053,000	668,000	1,138,000	1,323,000	7,182,000
Non-Real Estate:
Commercial Assets	(435,000)	(162,000)	(336,000)	2,794,000	1,861,000
Consumer Assets	0	26,000	(9,000)	126,000	143,000

	(435,000)	(136,000)	(345,000)	2,920,000	2,004,000

Total	$4,719,000	$469,000	$5,099,000	$5,449,000	$15,736,000

The following table summarizes changes in the allowance for loan losses for the past five years:

	2011	2010	2009	2008	2007
Loans outstanding at year-end	$1,072,422,000	$1,262,630,000	$1,539,818,000	$1,856,915,000	$1,799,880,000

Daily average balance of loans outstanding during the year	$1,148,671,000	$1,412,555,000	$1,704,335,000	$1,829,686,000	$1,765,465,000

Balance of allowance at beginning of year	$45,368,000	$47,878,000	$27,108,000	$25,814,000	$21,411,000
Loans charged-off:
Commercial, financial and agricultural	(12,373,000)	(25,539,000)	(25,978,000)	(12,740,000)	(4,250,000)
Construction and land development	(2,919,000)	(9,273,000)	(9,606,000)	(4,835,000)	(1,353,000)
Residential real estate	(4,422,000)	(2,242,000)	(3,797,000)	(2,900,000)	(1,618,000)
Instalment loans to individuals	(183,000)	(74,000)	(240,000)	(119,000)	(53,000)

Total charge-offs	(19,897,000)	(37,128,000)	(39,621,000)	(20,594,000)	(7,274,000)
Recoveries of previously charged-off loans:
Commercial, financial and agricultural	3,186,000	1,637,000	1,145,000	603,000	586,000
Construction and land development	441,000	995,000	81,000	8,000	11,000
Residential real estate	513,000	178,000	150,000	51,000	3,000
Instalment loans to individuals	21,000	8,000	15,000	26,000	7,000

Total recoveries	4,161,000	2,818,000	1,391,000	688,000	607,000

Net loan charge-offs	(15,736,000)	(34,310,000)	(38,230,000)	(19,906,000)	(6,667,000)
Provision for loan losses	6,900,000	31,800,000	59,000,000	21,200,000	11,070,000

Balance of allowance at year-end	$36,532,000	$45,368,000	$47,878,000	$27,108,000	$25,814,000

Ratio of net loan charge-offs during the year to average loans outstanding during the year	(1.37%)	(2.43%)	(2.24%)	(1.09%)	(0.38%)

Ratio of allowance to loans outstanding at year-end	3.41%	3.59%	3.11%	1.46%	1.43%

The following table illustrates the breakdown of the allowance balance by loan type (dollars in thousands) and of the total loan portfolio (in percentages):

	12/31/2011		12/31/2010		12/31/2009		12/31/2008		12/31/2007
	Amount	Loan Portfolio	Amount	Loan Portfolio	Amount	Loan Portfolio	Amount	Loan Portfolio	Amount	Loan Portfolio
Commercial, financial and agricultural	$28,913	83.3%	$32,645	81.5%	$37,639	80.1%	$20,211	78.0%	$18,976	77.5%
Construction and land development	3,484	7.5	7,019	9.3	6,566	11.4	5,137	14.1	4,907	14.7
Residential real estate	3,895	8.8	5,495	8.8	3,517	8.1	1,656	7.6	1,829	7.5
Instalment loans to individuals	158	0.4	172	0.4	156	0.4	104	0.3	102	0.3
Unallocated	82	0.0	37	0.0	0	0.0	0	0.0	0	0.0

Total	$36,532	100.0%	$45,368	100.0%	$47,878	100.0%	$27,108	100.0%	$25,814	100.0%

In each accounting period, we adjust the allowance to the amount we believe is necessary to maintain the allowance at an adequate level. Through the loan review and credit departments, we establish specific portions of the allowance based on specifically identifiable problem loans. The evaluation of the allowance is further based on, but not limited to, consideration of the internally prepared Allowance Analysis, loan loss migration analysis, composition of the loan portfolio, third party analysis of the loan administration processes and portfolio, and general economic conditions.

The Allowance Analysis applies reserve allocation factors to non-impaired outstanding loan balances, which is combined with specific reserves to calculate an overall allowance dollar amount. For non-impaired commercial loans, which continue to comprise a vast majority of our total loans, reserve allocation factors are based upon loan ratings as determined by our standardized grade paradigms and by loan purpose. We have divided our commercial loan portfolio into five classes: 1) commercial and industrial loans; 2) vacant land, land development and residential construction loans; 3) owner occupied real estate loans; 4) non-owner occupied real estate loans; and 5) multi-family and residential rental property loans. The reserve allocation factors are primarily based on the historical trends of net loan charge-offs through a migration analysis whereby net loan losses are tracked via assigned grades over various time periods, with adjustments made for environmental factors reflecting the current status of, or recent changes in, items such as: lending policies and procedures; economic conditions; nature and volume of the loan portfolio; experience, ability and depth of management and lending staff; volume and severity of past due, nonaccrual and adversely classified loans; effectiveness of the loan review program; value of underlying collateral; lending concentrations; and other external factors, including competition and regulatory environment. Adjustments for specific lending relationships, particularly impaired loans, are made on a case-by-case basis. Non-impaired retail loan reserve allocations are determined in a similar fashion as those for non-impaired commercial loans, except that retail loans are segmented by type of credit and not a grading system. We regularly review the Allowance Analysis and make adjustments periodically based upon identifiable trends and experience.

A migration analysis is completed quarterly to assist us in determining appropriate reserve allocation factors for non-impaired commercial loans. Our migration takes into account various time periods, and while we generally place most weight on the eight-quarter time frame as that period is close to the average duration of our loan portfolio, consideration is given to the other time periods as part of our assessment. Although the migration analysis provides an accurate historical accounting of our net loan losses, it is not able to fully account for environmental factors that will also very likely impact the collectability of our commercial loans as of any quarter-end date. Therefore, we incorporate the environmental factors as adjustments to the historical data.

Environmental factors include both internal and external items. We believe the most significant internal environmental factor is our credit culture and the relative aggressiveness in assigning and revising commercial loan risk ratings. Although we have been consistent in our approach to commercial loan ratings, ongoing stressed economic conditions have resulted in an even higher sense of aggressiveness with regards to the downgrading of lending relationships. In addition, we made revisions to our grading paradigms in early 2009 that mathematically resulted in commercial loan relationships being more quickly downgraded when signs of stress are noted, such as slower sales activity for construction and land development CRE relationships and reduced operating performance/cash flow coverage for C&I relationships. These changes, coupled with the stressed economic environment, have resulted in significant downgrades and the need for substantial provisions to the allowance. To more effectively manage our commercial loan portfolio, we created a specific group tasked with managing our most distressed lending relationships.

The most significant external environmental factor is the assessment of the current economic environment and the resulting implications on our commercial loan portfolio. Currently, we believe conditions remain stressed for non-owner occupied CRE; however, recent data and performance reflect a level of stability in the C&I class of our loan portfolio.

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

Reflecting the stressed economic conditions and resulting negative impact on our loan portfolio, we have substantially increased the allowance as a percent of the loan portfolio over the past several years. The allowance equaled $36.5 million, or 3.4% of total loans outstanding, as of December 31, 2011, compared to 3.6%, 3.1%, 1.5% and 1.4% at year-end 2010, 2009, 2008 and 2007, respectively. As of December 31, 2011, the allowance was comprised of $17.5 million in general reserves relating to non-impaired loans and $19.0 million in specific allocations relating to impaired loans. Of the latter amount, $11.2 million are specific reserves associated with credit relationships that meet the definition of a troubled debt restructuring but are still on accrual status. Impaired loans with an aggregate carrying value of $36.6 million as of December 31, 2011 had been subject to previous partial charge-offs aggregating $27.1 million. Those partial charge-offs were recorded as follows: $11.9 million in 2011, $10.8 million in 2010, $3.5 million in 2009 and $0.9 million in 2008. As of December 31, 2011, specific reserves allocated to impaired loans that had been subject to a previous partial charge-off totaled $9.7 million.

Although we believe the allowance is adequate to absorb losses as they arise, there can be no assurance that we will not sustain losses in any given period that could be substantial in relation to, or greater than, the size of the allowance.

Securities decreased $50.2 million during 2011, totaling $185.0 million as of December 31, 2011. The securities portfolio equaled 14.3% of average earning assets during 2011. Proceeds from called U.S. Government agency bonds during 2011 totaled $63.8 million, while $12.6 million was received from principal paydowns on mortgage-backed securities, $2.9 million from called tax-exempt municipal securities, $1.5 million from matured Michigan Strategic Fund bonds and $2.3 million from redeemed FHLB stock. Purchases during 2011, consisting almost exclusively of U.S. Government agency bonds, totaled $28.8 million. At December 31, 2011, the portfolio was comprised of U.S. Government agency issued bonds (48%), U.S. Government agency issued or guaranteed mortgage-backed securities (19%), tax-exempt municipal general obligation and revenue bonds (17%), Michigan Strategic Fund bonds (9%), FHLB stock (6%) and mutual funds (1%). We maintain the securities portfolio at levels to provide for required pledging purposes and secondary liquidity for our daily operations. In addition, the portfolio serves a primary interest rate risk management function.

The following table reflects the composition of the securities portfolio, excluding FHLB stock:

	12/31/11		12/31/10		12/31/09
	Carrying		Carrying		Carrying
	Value	Percent	Value	Percent	Value	Percent
U.S. Government agency debt obligations	$88,596,000	51.2%	$121,562,000	55.1%	$95,544,000	39.6%
Mortgage-backed securities	34,610,000	20.0	46,941,000	21.2	64,982,000	26.9
Michigan Strategic Fund bonds	16,700,000	9.7	18,175,000	8.2	20,550,000	8.5
Municipal general obligations	27,309,000	15.8	28,042,000	12.7	49,892,000	20.6
Municipal revenue bonds	4,423,000	2.5	4,843,000	2.2	9,319,000	3.9
Mutual funds	1,354,000	0.8	1,267,000	0.6	1,416,000	0.5

Totals	$172,992,000	100.0%	$220,830,000	100.0%	$241,703,000	100.0%

All of our securities are currently designated as available for sale. Historically, we had designated our tax-exempt municipal general obligation and revenue bonds as held to maturity; however, we changed the designation to available for sale immediately after the sale of certain of our tax-exempt general obligation and revenue bonds during the first quarter of 2010. Securities designated as available for sale are stated at fair value. The fair value of securities designated as available for sale at December 31, 2011 totaled $173.0 million, including a net unrealized gain of $5.8 million.

FHLB stock totaled $12.0 million as of December 31, 2011, compared to $14.3 million at December 31, 2010. The reduction reflects the FHLB’s unsolicited redemption of $2.3 million during 2011. Our investment in FHLB stock is necessary to engage in their advance and other financing programs. We received a quarterly cash dividend throughout 2011 at an average rate of 2.50%, and believe a cash dividend will continue to be declared and paid in future quarters.

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

The following table shows by class of maturities as of December 31, 2011, the amounts and weighted average yields (on a fully taxable-equivalent basis) of investment securities:

	Carrying	Average
	Value	Yield
Obligations of U.S. Government agencies:
One year or less	$0	NA
Over one through five years	7,327,000	2.95%
Over five through ten years	22,806,000	2.79
Over ten years	58,463,000	4.24

	88,596,000	3.76
Obligations of states and political subdivisions:
One year or less	177,000	7.79
Over one through five years	2,418,000	6.69
Over five through ten years	5,794,000	6.07
Over ten years	23,343,000	6.26

	31,732,000	6.27
Mortgage-backed securities	34,610,000	5.15
Michigan Strategic Fund bonds	16,700,000	2.87
Mutual funds	1,354,000	3.68

Totals	$172,992,000	4.40%

Federal funds sold, consisting of excess funds sold overnight to a correspondent bank, along with investments in interest-bearing deposits at correspondent banks, are used to manage daily liquidity needs and interest rate sensitivity. The average balance of these funds equaled 6.1%, 4.5% and 3.0% of average earning assets during 2011, 2010, and 2009, respectively, considerably higher than the historical average of less than 1.0%. Given stressed market and economic conditions, we made the decision in early 2009 to operate with a higher than traditional balance of federal funds sold and interest-bearing deposits. We expect to maintain the higher balance of federal funds sold and interest-bearing deposits, likely to average 3.0% to 4.0% of average earning assets, until market and economic conditions return to more normalized levels.

Non-Earning Assets

Cash and due from bank balances totaled $12.4 million at December 31, 2011, compared to $6.7 million on December 31, 2010. Cash and due from bank balances averaged $15.1 million during 2011. The relatively low balance as of December 31, 2010 reflected the fact that many of our business customers were closed that particular day and therefore did not make their typical deposits, resulting in a lower than typical outgoing cash letter. Net premises and equipment decreased from $27.9 million at December 31, 2010, to $26.8 million on December 31, 2011, primarily reflecting depreciation expense. Purchases of premises and equipment during 2011 were a net $0.6 million.

On December 30, 2009, all FDIC-insured financial institutions were required to pre-pay estimated FDIC deposit insurance assessments for the years 2010, 2011 and 2012. The prepaid amounts are used to offset regular quarterly deposit insurance assessments. The amount we paid equaled $16.3 million, which is being expensed over the future quarterly assessment periods. The balance at December 31, 2011 equaled $9.4 million. The Dodd-Frank Act significantly revised the program of federal deposit insurance. Among other things, the Dodd-Frank Act redefined the deposit insurance assessment base generally to equal average consolidated total assets minus average tangible equity, raised the minimum designated reserve ratio (“DRR”) of the Deposit Insurance Fund (“DIF”) to 1.35%, required the DRR to reach 1.35% by September 30, 2020 (rather than 1.15% by the end of 2016, as previously required), directed the FDIC to offset the effect of that accelerated timetable on insured institutions with consolidated assets of less than $10.0 billion, restricted any dividend from the DIF unless the DRR exceeds 1.50%, and made any declaration of dividend discretionary with the FDIC. The FDIC has adopted regulations that, among other things, set the minimum DRR at 2.00%, generally require use of a daily averaging method in calculating average consolidated total assets, define “tangible equity” as Tier 1 capital calculated monthly, and specify new risk-based assessment rates (effective April 1, 2011) that are subject to adjustment for institution-specific circumstances (such as an increase for most institutions having a ratio of brokered deposits to domestic deposits in excess of 10.00%) and for the level of the DRR, with rates gradually declining once the DRR reaches 2.00%. Separate assessment rates are specified for large institutions (i.e., those with total assets of more than $10.0 billion) and for highly complex institutions. With respect to the prepaid insurance assessments paid December 30, 2009, the FDIC in adopting the regulations declined to bring forward the time (the third quarter of 2013) at which any unused prepaid amounts would be returned to an institution. The FDIC stated that it would monitor its cash resources to determine whether to adopt a rule regarding earlier return of the unused prepaid amounts.

Foreclosed and repossessed assets totaled $15.3 million at December 31, 2011, compared to $16.7 million on December 31, 2010 and $26.6 million on December 31, 2009. The $1.4 million decline during 2011 consisted of $11.1 million in sales proceeds and $1.8 million in valuation writedowns and net losses on sales, which were partially offset by $11.5 million in transfers from the loan portfolio. We expect foreclosed and repossessed assets to remain at elevated levels as we move through the stressed economic environment and in certain situations elect to foreclose or respossess collateral. The State of Michigan has a relatively protracted foreclosure process that generally takes six to twelve months before deed is obtained. While we expect further transfers from loans to foreclosed and repossessed assets in future periods reflecting our collection efforts on impaired lending relationships, we are hopeful that the increased sales activity we witnessed during the latter part of 2010 and throughout 2011 will continue and limit the overall increase in, and average balance of, this nonperforming asset category.

Source of Funds

Our major sources of funds are from deposits, securities sold under agreements to repurchase (“repurchase agreements”) and FHLB advances. Total deposits declined from $1.27 billion at December 31, 2010 to $1.11 billion on December 31, 2011, a decrease of $161.8 million. In comparing total deposit balances as of December 31, 2011 to those at December 31, 2008, total deposits have declined by $487.5 million. Local deposits increased $311.2 million during the three-year period ended December 31, 2011, while out-of-area deposits decreased $798.7 million during the same time period. As of December 31, 2011, local deposits comprised 70.3% of total deposits, compared to 60.0% and 29.4% at December 31, 2010 and December 31, 2008, respectively.

Repurchase agreements decreased from $117.0 million at December 31, 2010 to $72.6 million on December 31, 2011, a decrease of $44.4 million. A majority of the decline is comprised of transfers to noninterest-bearing checking accounts reflecting a change in rates offered on the repurchase agreement product whereby for certain lower-balance customers, maintaining their relationship with us in a noninterest-bearing checking account was less expensive for them than keeping their funds in the repurchase agreement product when taking into account the rate paid and fees assessed. As part of our sweep account program, collected funds from certain business noninterest-bearing checking accounts are invested in overnight interest-bearing repurchase agreements. Such repurchase agreements are not deposit accounts and are not afforded federal deposit insurance. All of our repurchase agreements are accounted for as secured borrowings.

FHLB advances declined from $65.0 million at December 31, 2010 to $45.0 million on December 31, 2011, a decline of $20.0 million. FHLB advances declined $225.0 million during the three-year period ended December 31, 2011. At December 31, 2011, local deposits and repurchase agreements equaled 69.5% of total funding liabilities, compared to 60.2% and 28.5% on December 31, 2010 and December 31, 2008, respectively.

The significant reduction in wholesale funding reliance over the past three years is primarily a result of the increase in local deposits and the decline in total loans. The increase in local deposits reflects various programs and initiatives we have implemented over the past several years, including: certificate of deposit campaign; implementation of several deposit-gathering initiatives in our commercial lending function; introduction of new deposit-related products and services; and the continuation of providing our customers with the latest in technological advances that give improved information, convenience and timeliness.

Noninterest-bearing checking deposit accounts increased during 2011 after having been relatively stable over the previous several years. Noninterest-bearing checking accounts averaged $137.0 million during 2011, compared to an average balance of $110.0 million to $120.0 million over the past several years. During the fourth quarter of 2011, noninterest-bearing checking accounts averaged close to the year-end balance of $147.0 million. A majority of the increase reflects the transfers from the repurchase agreement product during 2011 that are mentioned above.

Local interest-bearing checking accounts, in large part reflecting the strong success of our executive banking product, increased $129.5 million during the three-year period ended December 31, 2011, including a $21.6 million increase during 2011. Money market deposit accounts, which increased $120.5 million during the three-year period ended December 31, 2011, were down $5.2 million during 2011 primarily due to one relatively large customer that deposited funds in 2010 but withdrew its funds in early 2011. The net increase in both interest-bearing checking accounts and money market deposit accounts over the past three years primarily reflects the success of our enhanced marketing program and relatively aggressive rates, which resulted in many new individual, business and municipality deposits and increased balances from existing deposit account holders. Savings deposits decreased $27.7 million during 2011 after having increased $21.6 million during 2010 and declining $11.3 million during 2009. The relatively large balance fluctuations in our savings deposits are typical, primarily reflecting periodic deposits and withdrawals from several local municipal customers, as well as from certain municipal customers transferring funds between savings accounts and certificates of deposit. In addition, some customers have transferred their savings balances to other deposits products, particularly the executive banking product and money market deposit account.

Certificates of deposit purchased by customers located within our market areas declined $5.9 million during 2011, after declining $115.8 million during 2010 and increasing $164.1 million during 2009, thereby providing a net increase of $42.4 million during the three-year period ended December 31, 2011. During 2009, we ran a high-rate one-year certificate of deposit campaign that raised about $65.0 million, with most of the funds representing new deposit funds. As these certificates of deposit matured during the first quarter of 2010, we were able to retain a relatively large percentage of the maturing funds, a majority of which were transferred to our executive banking or money market deposit accounts. The remaining increase during 2009 primarily reflects the success of our enhanced marketing program and relatively aggressive rates, which resulted in many new individual, business and municipality deposits. The declines during 2011 and 2010 are primarily due to maturing certificates of deposit being transferred to our executive banking and money market deposit accounts.

Deposits obtained from customers located outside of our market areas declined $798.7 million during the three-year period ended December 31, 2011, including a $178.5 million decline during 2011. Out-of-area deposits primarily consist of certificates of deposit obtained from depositors located outside our market areas and placed by deposit brokers for a fee, but also include certificates of deposit obtained from the deposit owners directly. The owners of the out-of-area deposits include individuals, businesses and governmental units located throughout the United States. In addition, in early 2011 we established an interest-bearing checking account relationship with an out-of-area depositor engaged in managing retirement accounts. This custodial relationship totaled $26.1 million as of December 31, 2011, and is expected to remain relatively stable for the foreseeable future. We expect this to be a long-term relationship. The significant decline in out-of-area deposits since year-end 2008 primarily reflects the influx of cash resulting from the reduction in total loans and from increased local deposits.

FHLB advances declined $225.0 million during the three-year period ended December 31, 2011, including a $20.0 million decline during 2011. The decline during the past three years primarily reflects the influx of cash resulting from the reduction in total loans and from increased local deposits. FHLB advances are collateralized by residential mortgage loans, first mortgage liens on multi-family residential property loans, first mortgage liens on commercial real estate property loans, and substantially all other assets of our bank, under a blanket lien arrangement. Our borrowing line of credit at December 31, 2011 totaled $97.7 million, with availability of $50.9 million.

Shareholders’ equity decreased $9.4 million during the three-year period ended December 31, 2011. During 2011, shareholders’ equity increased $39.1 million, primarily reflecting net income attributable to common shares of $36.1 million, of which $27.4 million was related to the reversal of our valuation allowance against our net deferred tax asset. The net decline in shareholders’ equity during 2010 and 2009 was primarily due to the net loss attributable to common shares of $67.5 million, of which $23.2 million was related to the recording of a valuation allowance against our net deferred tax asset during 2009. Positively impacting shareholders’ equity was the sale of preferred stock and a warrant for common stock to the United States Treasury Department for $21.0 million under the Capital Purchase Program during 2009. Cash dividends on our common stock reduced shareholders’ equity by $0.1 million and $0.6 million during 2010 and 2009, respectively.

RESULTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2011 and 2010

Summary

We recorded net income attributable to common shares of $36.1 million, or $4.20 per basic share and $4.07 per diluted share, for 2011, compared to a net loss attributable to common shares of $14.6 million, or $1.72 per basic and diluted share, for 2010. The fourth quarter 2011 reversal of the valuation allowance established against our net deferred tax asset in the fourth quarter of 2009 distorts 2011 and 2010 after-tax operating result comparisons. On a pre-tax basis, our net income for 2011 was $10.1 million and net loss for 2010 was $13.4 million.

The improvement in pre-tax earnings performance in 2011 compared to 2010 is primarily the result of a substantially lower provision expense. The decreased provision expense reflects lower volumes of loan rating downgrades and nonperforming loans and a higher volume of loan rating upgrades, as well as progress in the stabilization of economic and real estate market conditions and resulting collateral valuations. In addition, in many instances the reserve allocation factors for non-impaired commercial loans were lowered as the higher loan charge-off periods of 2009 were replaced with the lower 2011 loan charge-off periods in the quarterly reserve migration calculations. An increased net interest margin, which partially mitigated the negative impact of a lower level of average earning assets, and a reduction in overhead expenses also contributed to the improved earnings performance in 2011 compared to 2010.

Our earnings performance continues to be hindered by elevated provisions to the allowance and costs associated with the administration and resolution of problem assets, reflecting continuing difficulties in the loan portfolio, most notably in the CRE segment. Ongoing state, regional and national economic struggles have significantly hampered certain of our borrowers’ cash flows and negatively impacted real estate values, resulting in elevated levels of nonperforming assets and net loan charge-offs when compared to pre-2007 reporting periods.

The following table shows some of the key performance and equity ratios for the years ended December 31, 2011 and 2010:

	2011	2010
Return on average assets	2.36%	(0.80%)
Return on average shareholders’ equity	27.28%	(10.62%)
Average shareholders’ equity to average assets	8.66%	7.56%

Net Interest Income

Net interest income, the difference between revenue generated from earning assets and the interest cost of funding those assets, is our primary source of earnings. Interest income (adjusted for tax-exempt income) and interest expense totaled $71.8 million and $19.8 million, respectively, during 2011, providing for net interest income of $52.0 million. During 2010, interest income and interest expense equaled $89.0 million and $31.8 million, respectively, providing for net interest income of $57.2 million. In comparing 2011 with 2010, interest income decreased 19.3%, interest expense was down 37.6%, and net interest income decreased 9.2%. The level of net interest income is primarily a function of asset size, as the weighted average interest rate received on earning assets is greater than the weighted average interest cost of funding sources; however, factors such as types and levels of assets and liabilities, interest rate environment, interest rate risk, asset quality, liquidity, and customer behavior also impact net interest income as well as the net interest margin.

The $5.2 million decrease in net interest income in 2011 compared to 2010 resulted from a decreased level of average earning assets, which more than offset an improved net interest margin. During 2011, the net interest margin equaled 3.60%, up from 3.31% during 2010. Although our yield on earning assets declined slightly in 2011 compared to 2010 primarily due to a shift in earning asset mix (lower level of higher-yielding average total loans and higher levels of lower-yielding securities and average federal funds sold) and a decreased yield on average loans, our cost of funds declined at a far greater rate, resulting in the improved net interest margin. Average total loans equaled 79.6% of average earning assets during 2011, down from 81.8% during 2010, while average federal funds sold represented 5.4% of average earning assets during 2011 compared to 4.0% during 2010. Average securities equaled 14.3% of average earning assets during 2011, up from 13.7% during 2010. The decline in loan yield primarily resulted from a decreased yield on commercial loans, while the cost of funds primarily decreased as a result of higher-costing matured certificates of deposit and borrowings being renewed at lower rates, replaced by lower-costing funds, or allowed to runoff and the lowering of interest rates on non-certificate of deposit accounts and repurchase agreements.

The following table depicts the average balance, interest earned and paid, and weighted average rate of our assets, liabilities and shareholders’ equity during 2011, 2010 and 2009. The subsequent table also depicts the dollar amount of change in interest income and interest expense of interest-earning assets and interest-bearing liabilities, segregated between change due to volume and change due to rate. For tax-exempt investment securities, interest income and yield have been computed on a tax equivalent basis using a marginal tax rate of 35%. As a result, securities interest income was increased by $0.7 million in 2011, $0.8 million in 2010, and $1.3 million in 2009.

(Dollars in thousands)	Years ended December 31,
	2011			2010			2009
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
Taxable securities	$157,081	$6,685	4.26%	$176,084	$7,846	4.46%	$155,041	$7,498	4.84%
Tax-exempt securities	49,428	2,508	5.07	59,911	3,125	5.22	83,048	4,623	5.57

Total securities	206,509	9,193	4.45	235,995	10,971	4.65	238,089	12,121	5.09
Loans	1,148,671	62,356	5.43	1,412,555	77,791	5.51	1,704,335	93,903	5.51
Interest-bearing deposit balances	9,709	24	0.24	9,251	39	0.42	6,730	21	0.31
Federal funds sold	78,596	199	0.25	69,319	176	0.25	53,825	136	0.25

Total earning assets	1,443,485	71,772	4.97	1,727,120	88,977	5.15	2,002,979	106,181	5.30
Allowance for loan losses	(41,517)			(48,963)			(34,155)
Cash and due from banks	15,080			15,414			16,341
Other non-earning assets	112,983			127,354			120,508

Total assets	$1,530,031			$1,820,925			$2,105,673

Interest-bearing demand deposits	$184,140	$2,536	1.38%	$140,384	$2,419	1.72%	$60,155	$867	1.44%
Savings deposits	45,860	210	0.46	43,571	305	0.70	48,182	521	1.08
Money market accounts	154,450	1,179	0.76	86,283	1,225	1.42	25,759	361	1.40
Time deposits	697,664	12,459	1.79	979,584	19,580	2.00	1,279,188	39,520	3.09

Total interest-bearing deposits	1,082,114	16,384	1.51	1,249,822	23,529	1.88	1,413,284	41,269	2.92
Short-term borrowings	80,137	405	0.51	107,802	1,410	1.31	98,513	1,845	1.87
Federal Home Loan Bank advances	54,753	2,033	3.71	153,575	5,509	3.59	239,699	8,808	3.67
Other borrowings	37,776	1,010	2.67	47,315	1,346	2.84	50,278	1,654	3.29

Total interest-bearing liabilities	1,254,780	19,832	1.58	1,558,514	31,794	2.04	1,801,774	53,576	2.97

Demand deposits	136,980			118,904			112,821
Other liabilities	5,808			5,913			14,258

Total liabilities	1,397,568			1,683,331			1,928,853
Average equity	132,463			137,594			176,820

Total liabilities and equity	$1,530,031			$1,820,925			$2,105,673

Net interest income		$51,940			$57,183			$52,605

Rate spread			3.39%			3.11%			2.33%

Net interest margin			3.60%			3.31%			2.63%

	Years ended December 31,
	2011 over 2010			2010 over 2009
	Total	Volume	Rate	Total	Volume	Rate
Increase (decrease) in interest income
Taxable securities	$(1,161,000)	$(821,000)	$(340,000)	$348,000	$967,000	$(619,000)
Tax exempt securities	(617,000)	(533,000)	(84,000)	(1,498,000)	(1,222,000)	(276,000)
Loans	(15,435,000)	(14,340,000)	(1,095,000)	(16,112,000)	(16,069,000)	(43,000)
Interest-bearing deposit balances	(15,000)	2,000	(17,000)	18,000	9,000	9,000
Federal funds sold	23,000	23,000	0	40,000	40,000	0

Net change in tax-equivalent interest income	(17,205,000)	(15,669,000)	(1,536,000)	(17,204,000)	(16,275,000)	(929,000)
Increase (decrease) in interest expense
Interest-bearing demand deposits	117,000	662,000	(545,000)	1,552,000	1,354,000	198,000
Savings deposits	(95,000)	15,000	(110,000)	(216,000)	(46,000)	(170,000)
Money market accounts	(46,000)	686,000	(732,000)	864,000	859,000	5,000
Time deposits	(7,121,000)	(5,197,000)	(1,924,000)	(19,940,000)	(7,953,000)	(11,987,000)
Short-term borrowings	(1,005,000)	(296,000)	(709,000)	(435,000)	162,000	(597,000)
Federal Home Loan Bank advances	(3,476,000)	(3,663,000)	187,000	(3,299,000)	(3,094,000)	(205,000)
Other borrowings	(336,000)	(259,000)	(77,000)	(308,000)	(93,000)	(215,000)

Net change in interest expense	(11,962,000)	(8,052,000)	(3,910,000)	(21,782,000)	(8,811,000)	(12,971,000)

Net change in tax-equivalent net interest income	$(5,243,000)	$(7,617,000)	$2,374,000	$4,578,000	$(7,464,000)	$12,042,000

Interest income is primarily generated from the loan portfolio, and to a significantly lesser degree, from securities, federal funds sold, and interest-bearing deposit balances. Interest income decreased $17.2 million during 2011 from that earned in 2010, totaling $71.8 million in 2011 compared to $89.0 million in the previous year. The reduction in interest income is attributable to a decreased level of average earning assets and, to a much lesser extent, a declining yield on average earning assets. During 2011, earning assets averaged $1.44 billion, or $283.6 million lower than average earning assets of $1.73 billion during 2010. Average loans were down $263.9 million, average securities decreased $29.5 million, average federal funds sold increased $9.3 million, and average interest-bearing deposit balances increased $0.5 million.

Interest income generated from the loan portfolio decreased $15.4 million in 2011 compared to the level earned in 2010; the reduction in the loan portfolio during 2011 resulted in a $14.3 million decrease in interest income, while a decline in loan yield from 5.51% in 2010 to 5.43% in 2011 resulted in a $1.1 million decrease in interest income. The lower yield on average loans mainly resulted from a decreased yield on average commercial loans, which equaled 5.46% in 2011 compared to 5.54% in 2010. The commercial loan yield was negatively impacted by the lowering of rates on certain commercial loans throughout 2011 as a result of competitive pricing pressures and borrowers warranting decreased loan rates due to improved financial performance. In addition, the commercial loan yield in 2011 was negatively impacted by a $259,000 net decline in the present values of the purchased and sold interest rate caps; excluding the impact of this net decline, the yield on average commercial loans was 5.48% and the yield on average total loans was 5.45% in 2011.

Interest income generated from the securities portfolio decreased $1.8 million in 2011 compared to the level earned in 2010 due to portfolio contraction and a lower yield on average securities, which equaled 4.45% in 2011 compared to 4.65% in 2010. The reduced average portfolio balance resulted in a $1.4 million decrease in interest income, while the lower yield on average securities equated to a decrease in interest income of $0.4 million. Average securities equaled $206.5 million during 2011, down from $236.0 million during 2010 primarily due to decreases in the average balances of mortgage-backed securities and municipal securities. The lower yield on average securities in 2011 compared to 2010 mainly resulted from a decreased yield on U.S. Government agency bonds, reflecting a decrease in market rates, and a shift in the securities portfolio mix from higher-yielding municipal securities and mortgage-backed securities to lower-yielding U.S. Government agency bonds. The re-investment of proceeds received from called U.S. Government agency bonds into bonds of the same type during the decreased market rate environments experienced in the latter six months of 2010 and 2011, along with additional purchases of agency bonds necessary to support increased collateral requirements during the last six months of 2010, negatively impacted the yield on average securities in 2011. After analyzing our current and forecasted federal income tax position, we decided to sell certain tax-exempt municipal bonds with an aggregate book value of $20.0 million in late March 2010. A vast majority of the sales proceeds were used to purchase U.S. Government agency bonds during April and early May of 2010. Principal payments received on mortgage-backed securities totaled $12.6 million in 2011.

Interest income earned on federal funds sold increased slightly in 2011 compared to 2010 due to an increased average balance, while interest income earned on interest-bearing deposit balances decreased slightly as the negative impact of a declined average rate more than offset the positive impact of an increased average balance.

During 2011 and 2010, earning assets had an average yield (tax equivalent-adjusted basis) of 4.97% and 5.15%, respectively. The slight decline in earning asset yield in 2011 compared to 2010 resulted from a change in earning asset mix, most notably a decrease in higher-yielding average loans and increases in lower-yielding average securities and federal funds sold as a percentage of average earning assets, a decreased yield on average loans, and a decreased yield on average securities. Average loans equaled 79.6% of average earning assets during 2011, while average securities, federal funds sold, and interest-bearing deposit balances equaled 14.3%, 5.4%, and 0.7%, respectively. During 2010, average loans, securities, federal funds sold, and interest-bearing deposit balances represented 81.8%, 13.7%, 4.0%, and 0.5%, respectively, of average earning assets.

Interest expense is primarily generated from interest-bearing deposits, and to a lesser degree, from FHLB advances, repurchase agreements, subordinated debentures, and other borrowings. Interest expense decreased $12.0 million during 2011 from that expensed in 2010, totaling $19.8 million in 2011 compared to $31.8 million in the previous year. The decline in interest expense is attributable to a decreased level of average interest-bearing liabilities and a decreased cost of funds. During 2011, interest-bearing liabilities averaged $1.25 billion, or $303.7 million lower than average interest-bearing liabilities of $1.56 billion during the prior year. This reduction resulted in decreased interest expense of $8.1 million. Average interest-bearing deposits were down $167.7 million, while average FHLB advances decreased $98.8 million, average short-term borrowings decreased $27.7 million, and average other borrowings decreased $9.5 million.

During 2011 and 2010, interest-bearing liabilities had a weighted average rate of 1.58% and 2.04%, respectively; a decline in interest expense of $3.9 million was recorded during 2011 due to the decreased cost of funds. The lower weighted average cost of interest-bearing liabilities in 2011 compared to 2010 is primarily due to the decline in market interest rates that began late in the third quarter of 2007 and continued through December of 2008 and a change in average interest-bearing liability mix, most notably decreases in higher-costing average certificates of deposit and average FHLB advances and increases in certain lower-costing average non-certificate of deposit accounts as a percentage of average interest-bearing liabilities. Market interest rates remained low during 2009, 2010, and 2011. Maturing fixed-rate certificates of deposit and borrowings were renewed at lower rates, replaced by lower-costing funds, or allowed to runoff during the 24-month period ending December 31, 2011. In addition, the lowering of interest rates on non-certificate of deposit accounts and repurchase agreements during this time frame positively impacted the weighted average cost of interest-bearing liabilities in 2011 compared to 2010.

Average certificates of deposit declined $281.9 million during 2011, which equated to a decrease in interest expense of $5.2 million. An additional $1.9 million reduction in interest expense resulted from a decrease in the average rate paid as higher-rate certificates of deposit matured and were either renewed or replaced with lower-costing certificates of deposit throughout 2011. Growth in other average interest-bearing deposit accounts, totaling $114.2 million, equated to an increase in interest expense of $1.4 million, while a decrease in the average rate paid on these deposit accounts resulted in a $1.4 million decline in interest expense.

Average short-term borrowings, comprised primarily of repurchase agreements, declined $27.7 million during 2011, resulting in decreased interest expense of $0.3 million, while a decrease in the average rate paid during 2011 resulted in a reduction in interest expense of $0.7 million. Average FHLB advances decreased $98.8 million, equating to a $3.7 million reduction in interest expense, while a higher average rate paid on the advances resulted in a $0.2 million increase in interest expense. A reduction in average other borrowings, which is comprised of subordinated debentures, structured repurchase agreements, and deferred director and officer compensation programs, equated to a decrease in interest expense of $0.3 million during 2011, while a decrease in the average rate paid on these borrowings reduced interest expense by $0.1 million.

Provision for Loan Losses

The provision for loan losses totaled $6.9 million in 2011, compared to $31.8 million in 2010. The reduced provision expense reflects lower volumes of nonperforming loans and loan rating downgrades and a higher volume of loan rating upgrades, as well as progress in the stabilization of economic and real estate market conditions and resulting collateral valuations. In addition, in many instances the reserve allocation factors for non-impaired commercial loans were lowered as the higher loan charge-off periods of 2009 were replaced with the lower 2011 loan charge-off periods in the quarterly reserve migration calculations. Nonperforming loans totaled $45.1 million, or 4.20% of total loans, as of December 31, 2011, compared to $69.4 million, or 5.50% of total loans, as of December 31, 2010. Net loan charge-offs totaled $15.7 million, or 1.37% of average total loans, during 2011 compared to $34.3 million, or 2.43% of average total loans, during 2010. Of the $19.9 million in gross loans charged-off during 2011, $5.7 million, or 28.5%, represents the elimination of specific reserves that were established through provision expense in earlier periods. The allowance, as a percentage of total loans outstanding, was 3.41% as of December 31, 2011, compared to 3.59% as of December 31, 2010.

Noninterest Income

Noninterest income totaled $7.3 million in 2011, a decrease of $2.0 million, or 21.2%, from the $9.3 million earned in 2010. Noninterest income during 2010 includes gains totaling $0.8 million from the sales of tax-exempt municipal bonds and guaranteed portions of certain Small Business Administration-guaranteed loans. Excluding these gains, noninterest income during 2011 decreased $1.2 million, or 13.8%, from the prior year. The decline in noninterest income in 2011 compared to 2010, after consideration of the above discussed gains on security and loan sales, was mainly due to lower rental income from fewer foreclosed properties and decreased mortgage banking income, commercial letter of credit fees, and service charges on accounts.

Noninterest Expense

Noninterest expense during 2011 totaled $41.5 million, a decrease of $5.7 million, or 12.0%, from the $47.2 million expensed in 2010. Overhead costs during 2011 include $0.2 million in nonrecurring fees related to the prepayment of $10.0 million in FHLB advances, while overhead costs during 2010 include $1.0 million in such fees related to the prepayment of $95.0 million in advances; excluding these prepayment fees, noninterest expense in 2011 and 2010 totaled $41.3 million and $46.2 million, respectively. The $4.9 million decline in noninterest expense in 2011 compared to 2010, excluding the impact of the prepayment fees, primarily resulted from lower costs associated with the administration and resolution of nonperforming assets, including legal expenses, property tax payments, appraisal fees, and write-downs on foreclosed properties, and decreased FDIC insurance premiums.

Nonperforming asset administration and resolution costs totaled $8.3 million during 2011, a decrease of $2.6 million, or 23.7%, from the $10.9 million in costs incurred during 2010. As a result of the significant level of nonperforming assets, these costs remain elevated; however, the costs are expected to decrease further in future periods if the level of nonperforming assets continues to decline.

FDIC insurance premiums were $2.9 million during 2011, down $1.5 million from the $4.4 million in premiums expensed during 2010; the lower premiums resulted from a decreased assessment rate. The implementation of the FDIC’s revised risk-based assessment system on April 1, 2011, primarily resulted in the decreased assessment rate. Given the large number of insured institution failures in recent years, the increase in per-depositor insurance coverage, the temporary unlimited insurance of noninterest-bearing deposit accounts, and other changes in federal deposit insurance made by the Dodd-Frank Act, it is difficult to predict the level of our future deposit insurance assessments.

Controllable operating expenses, including salaries and benefits, occupancy, and furniture and equipment costs, declined $0.7 million, or 3.3%, during 2011 compared to 2010. Salary and benefit costs, which declined $0.4 million in 2011 compared to 2010, were positively impacted by a reduction in full-time equivalent employees from 242 at December 31, 2010 to 232 at December 31, 2011. Occupancy and furniture and equipment costs declined by $0.3 million in 2011 compared to 2010, primarily resulting from an aggregate reduction in depreciation expense.

Federal Income Tax Expense

During 2011, we recorded income before federal income tax of $10.1 million and a federal income tax benefit of $27.4 million, compared to a loss before federal income tax of $13.4 million and a federal income tax benefit of less than $0.1 million during 2010. Tax expense on 2011 income was entirely offset by a corresponding reduction to the valuation allowance against deferred tax assets, and the $27.4 million benefit was the result of reversing the remaining valuation allowance. The tax benefit of the 2010 loss was mostly offset by the expense to record a valuation allowance against the net deferred tax asset it created; the nominal benefit resulted from adjustments between operations and other comprehensive income due to intraperiod tax allocation accounting rules.

Accounting guidance requires that companies assess whether a valuation allowance should be established against their deferred tax assets based on the consideration of all available evidence using a “more likely than not” standard. We reviewed our deferred tax assets and determined that the valuation allowance necessary at year-end 2010, due to operating losses in 2010 and earlier years, was no longer necessary at year-end 2011 due to an expected return to sustainable profitability. Consequently, we reversed the valuation allowance that we had previously determined necessary to carry against our entire net deferred tax asset as of December 31, 2010 and 2009.

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

The 71.3% improvement in pre-tax earnings performance in 2010 compared to 2009 is primarily the result of a substantially lower provision for loan losses and higher net interest income. The reduced provision reflects lower levels of loan rating downgrades, nonperforming loans, and net loan charge-offs, as well as the solidification of real estate market conditions and resulting valuations. An increase in loan rating upgrades during 2010 compared to the nominal level of 2009 upgrades also contributed to the lower provision expense. The increase in net interest income is the result of an improved net interest margin, which has been positively impacted by a substantial reduction in our cost of funds.

The net loss recorded in 2010 primarily results from a substantial provision expense and costs associated with the administration and resolution of problem assets, reflecting continuing difficulties in the loan portfolio, most notably in the CRE and construction and development segments. Continued state, regional and national economic struggles have significantly hampered certain commercial borrowers’ cash flows and negatively impacted real estate values, resulting in elevated levels of nonperforming assets and net loan charge-offs when compared to pre-2007 reporting periods.

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

The $4.6 million increase in net interest income in 2010 compared to 2009 resulted from an improved net interest margin, which more than offset a decreased level of average earning assets. Although our yield on earning assets declined slightly in 2010 compared to 2009 primarily due to a shift in earning asset mix (lower level of average total loans and a higher level of low-yielding average federal funds sold) and a decreased yield on average securities, our cost of funds declined at a far greater rate, resulting in the improved net interest margin. Average total loans equaled 81.8% of average earning assets during 2010, down from 85.1% during 2009, while average federal funds sold represented 4.0% of average earning assets during 2010 compared to 2.7% during 2009. The cost of funds primarily decreased as a result of higher-costing matured certificates of deposit and FHLB advances being replaced by lower-costing funds or being allowed to runoff. The prepayment of $95.0 million in higher-costing FHLB advances during the fourth quarter of 2010 also positively impacted the cost of funds.

Interest income is primarily generated from the loan portfolio, and to a lesser degree, from securities, federal funds sold, and short-term investments. Interest income decreased $17.2 million during 2010 from that earned in 2009, totaling $89.0 million in 2010 compared to $106.2 million in the previous year. The reduction in interest income is attributable to a decreased level of average earning assets and, to a much lesser degree, a declining yield on average earning assets, primarily resulting from a decreased yield on average securities, a decreased percentage of average total loans to total earning assets, and an increased percentage of low-yielding federal funds sold to total earning assets.

During 2010, earning assets averaged $1.73 billion, or $275.9 million lower than average earning assets of $2.00 billion during 2009. A decrease in average total loans totaling $291.8 million primarily resulted in the lower level of average earning assets during 2010. Interest income generated from the loan portfolio decreased $16.1 million in 2010 compared to the level earned in 2009; the reduction in the loan portfolio during 2010 resulted in the $16.1 million decrease in interest income. The loan portfolio yield was 5.51% in both 2010 and 2009.

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

During 2010 and 2009, earning assets had an average yield (tax equivalent-adjusted basis) of 5.15% and 5.30%, respectively. The slight decline in earning asset yield in 2010 compared to the prior year primarily resulted from a shift in earning asset mix (lower level of average total loans and a higher level of low-yielding average federal funds sold) and a decreased yield on average securities. Average total loans equaled $1.41 billion, or 81.8% of average earning assets, during 2010, compared to $1.70 billion, or 85.1% of average earning assets, during 2009. Average federal funds sold were $69.3 million, or 4.0% of average earning assets during 2010, compared to $53.8 million, or 2.7% of average earning assets, during 2009. During 2010 and 2009, the yield on average earning assets was relatively stable due to the effectiveness of loan pricing initiatives instituted within the commercial loan function in 2008 and 2009.

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

Average short-term borrowings, comprised of repurchase agreements and federal funds purchased, increased $9.3 million during 2010, resulting in increased interest expense of $0.2 million, while a decrease in the average rate paid during 2010 resulted in a reduction in interest expense of $0.6 million. Average FHLB advances decreased $86.1 million, equating to a $3.1 million reduction in interest expense, while a decreased average rate paid on the advances resulted in a $0.2 million reduction in interest expense. A reduction in average other borrowings, which is comprised of subordinated debentures, structured repurchase agreements, and deferred director and officer compensation programs, combined with a lower average rate, resulted in a decrease in interest expense of $0.3 million during 2010.

Provision for Loan Losses

The provision for loan losses totaled $31.8 million in 2010, compared to $59.0 million in 2009. The significant provision expense incurred in both 2010 and 2009 is in response to the deterioration of the quality of our loan portfolio. Continued state, regional, and national economic struggles have negatively impacted some of our borrowers’ cash flows and underlying collateral values, leading to increased nonperforming assets, elevated net loan charge-offs, and increased overall credit risk within our loan portfolio.

The decreased provision expense in 2010 compared to 2009 reflects lower levels of loan rating downgrades, nonperforming loans, and net loan charge-offs, as well as the solidification of real estate market conditions and resulting valuations. Nonperforming loans totaled $69.4 million, or 5.50% of total loans, as of December 31, 2010, compared to $85.1 million, or 5.52% of total loans, as of December 31, 2009. Net loan charge-offs during 2010 totaled $34.3 million, or 2.43% of average total loans. Net loan charge-offs during 2009 totaled $38.2 million, or 2.24% of average total loans.

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

Nonperforming asset administration and resolution costs totaled $10.9 million during 2010, an increase of $3.6 million from the $7.3 million in costs incurred during 2009. FDIC insurance premiums were $4.4 million during 2010, compared to $4.0 million, excluding the one-time special assessment, in the prior-year.

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

Federal Income Tax Expense

During 2010, we recorded a loss before federal income tax of $13.4 million and a federal income tax benefit of less than $0.1 million, compared to a loss before federal income tax of $46.6 million and a federal income tax expense of $5.5 million during 2009. The tax benefit of the 2010 loss was mostly offset by the expense to record a valuation allowance against the net deferred tax asset it created; the nominal benefit resulted from adjustments between operations and other comprehensive income due to intraperiod tax allocation accounting rules. The tax benefit of the 2009 loss was offset by a one-time non-cash charge of $23.2 million to establish a valuation allowance against the entire balance of net deferred tax assets at year-end 2009.

Accounting guidance requires that companies assess whether a valuation allowance should be established against their deferred tax assets based on the consideration of all available evidence using a “more likely than not” standard. We reviewed our deferred tax assets and determined that a valuation allowance was necessary at year-end 2009 and again at year-end 2010, in light of our then recent operating losses.

CAPITAL RESOURCES

Shareholders’ equity decreased $9.4 million during the three-year period ended December 31, 2011. During 2011, shareholders’ equity increased $39.1 million, primarily reflecting net income attributable to common shares of $36.1 million, of which $27.4 million was related to the reversal of our valuation allowance against our net deferred tax asset. The net decline in shareholders’ equity during 2010 and 2009 was primarily due to the net loss attributable to common shares of $67.5 million, of which $23.2 million was related to the recording of a valuation allowance against our net deferred tax assets during 2009. Positively impacting shareholders’ equity was the sale of preferred stock and a warrant for common stock to the United States Treasury Department for $21.0 million under the Capital Purchase Program during 2009. Cash dividends on our common stock reduced shareholders’ equity by $0.1 million and $0.6 million during 2010 and 2009, respectively.

Our and our bank’s regulatory risk-based capital ratios have increased throughout the past three years, and our bank remains “well capitalized.” As of December 31, 2011, our bank’s total risk-based capital ratio was 15.5%, compared to 12.5%, 11.1% and 10.8% at December 31, 2010, 2009 and 2008, respectively. Our bank’s total regulatory capital, consisting of our shareholders’ equity plus a portion of the allowance but less a portion of our net deferred tax asset, increased $13.3 million during 2011, primarily reflecting net income of $37.1 million, which more than offset cash dividends to Mercantile Bank Corporation of $4.9 million and a reduction of $2.4 million in eligible allowance due to a decline in risk-weighted assets. In addition, $16.5 million of our net deferred tax asset were not eligible for inclusion in our regulatory capital as of December 31, 2011. Risk-weighted assets declined $189.9 million during 2011. As of December 31, 2011, our bank’s total regulatory capital equaled $188.4 million, or $66.9 million in excess of the amount necessary to attain the 10.0% minimum total risk-based capital ratio, which is among the requirements to be categorized as “well capitalized.”

Our bank’s regulatory capital declined an aggregate $50.9 million during 2010 and 2009, primarily reflecting a net loss of $57.8 million and a reduction of $8.3 million in eligible allowance due to a decline in total risk-weighted assets, which was partially offset by a $19.0 million capital injection from Mercantile Bank Corporation from the proceeds of the preferred stock and warrant sale. Despite the reduction in total regulatory capital, our bank’s total risk-based capital ratio increased during 2010 and 2009 due to a decline of $688.5 million in total risk-weighted assets. As of December 31, 2010, our bank’s total regulatory capital equaled $175.1 million, or $34.6 million in excess of the 10.0% minimum which is among the requirements to be categorized as “well capitalized.” Our and our bank’s capital ratios as of December 31, 2011 and 2010 are disclosed in Note 18 of the Notes to Consolidated Financial Statements.

On July 9, 2010, we announced via a Form 8-K filed with the Securities and Exchange Commission that we were deferring regularly scheduled quarterly interest payments on our subordinated debentures beginning with the quarterly interest payment scheduled to have been paid on July 18, 2010. The deferral of interest payments on the subordinated debentures resulted in the deferral of distributions on our trust preferred securities. We also announced that we were deferring regularly scheduled quarterly dividend payments on our preferred stock beginning with the quarterly dividend payment scheduled to have been paid on August 15, 2010. On October 18, 2011, we announced via a Form 8-K filed with the Securities and Exchange Commission that we were bringing all of the accrued and unpaid interest (approximately $1.28 million) current on the subordinated debentures on that date, thereby providing for the distributions on our trust preferred securities to also be brought current on that date. We also announced that on October 19, 2011, we intended to bring current all accrued and unpaid dividends (approximately $1.36 million) on our preferred stock through October 18, 2011, which in fact we did consummate as planned. We had been accruing during the deferral period for the unpaid interest under the subordinated debentures and undeclared dividends under the preferred stock. We have made all scheduled payments on our subordinated debentures and preferred stock since, and we expect to make the scheduled payments in future periods.

We and our bank are subject to regulatory capital requirements administered by state and federal banking agencies. Failure to meet the various capital requirements can initiate regulatory action that could have a direct material effect on the financial statements. Our bank’s ability to pay cash and stock dividends is subject to limitations under various laws and regulations, to prudent and sound banking practices, and to contractual provisions relating to our subordinated debentures and participation in the Capital Purchase Program. During 2009, we paid a cash dividend on our common stock each calendar quarter. However, reflecting our financial results and the poor and weakening economy, we lowered the dollar amount of the cash dividends paid during the year. During the first quarter of 2009, our cash dividend was $0.04 per share, but was lowered to $0.01 per share for the second, third and fourth quarters. Our cash dividend on our common stock was also $0.01 per common share during the first quarter of 2010. In April 2010, we suspended future payments of cash dividends on our common stock until economic conditions and our financial condition improve. In addition, from July 2010 through October 2011, we were precluded from paying cash dividends on our common stock and preferred stock because, under the terms of our subordinated debentures, we could not pay cash dividends during periods when we had deferred the payment of interest on our subordinated debentures. Also, pursuant to our Articles of Incorporation, we were precluded from paying dividends on our common stock while any dividends accrued on our preferred stock had not been declared and paid. As discussed above, those restrictions were removed on October 18 and 19, 2011, when we terminated the deferral of interest on our subordinated debentures and brought current the dividends on our preferred stock, respectively.

LIQUIDITY

Liquidity is measured by our ability to raise funds through deposits, borrowed funds, capital or cash flow from the repayment of loans and securities. These funds are used to fund loans, meet deposit withdrawals, maintain reserve requirements and operate our company. Liquidity is primarily achieved through local and out-of-area deposits and liquid assets such as securities available for sale, matured and called securities, federal funds sold and interest-bearing deposit balances. Asset and liability management is the process of managing the balance sheet to achieve a mix of earning assets and liabilities that maximizes profitability, while providing adequate liquidity.

To assist in providing needed funds, we have regularly obtained monies from wholesale funding sources. Wholesale funds, primarily comprised of deposits from customers outside of our market areas and advances from the FHLB, totaled $375.5 million, or 30.5% of combined deposits and borrowed funds as of December 31, 2011, compared to $584.1 million, or 39.8% of combined deposits and borrowed funds, as of December 31, 2010, and $1.41 billion, or 71.5% of combined deposits and borrowed funds, as of December 31, 2008. The significant decline in wholesale funds since year-end 2008 primarily reflects the influx of cash resulting from the reduction in total loans and from increased local deposits.

Although local deposits have generally increased as new business, municipal governmental unit and individual deposit relationships are established and as existing customers increase the balances in their accounts, and we witnessed significant local deposit growth during the past three years, the relatively high reliance on wholesale funds will likely remain, although at a much lower level than historical levels. As part of our interest rate risk management strategy, a majority of our wholesale funds have a fixed rate and mature within one year, reflecting the fact that a majority of our loans have a floating interest rate. While this strategy increases inherent liquidity risk, we believe the increased liquidity risk is sufficiently mitigated by the benefits derived from an interest rate risk management standpoint. In addition, we have developed a comprehensive contingency funding plan which we believe further mitigates the increased liquidity risk.

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

As part of our sweep program, collected funds from certain business noninterest-bearing checking accounts are invested into over-night interest-bearing repurchase agreements. Such repurchase agreements are not deposit accounts and are not afforded federal deposit insurance. Repurchase agreements decreased $44.4 million during 2011, totaling $72.6 million as of December 31, 2011. A large portion of the decline represents transfers to noninterest-bearing checking accounts, reflecting a reduction in rates offered on the repurchase agreement product whereby for certain lower-balance customers, maintaining their relationship with us in a noninterest-bearing checking account was less expensive for them than keeping their funds in the repurchase agreement product when taking into account the rate paid and fees assessed. Information regarding our repurchase agreements as of December 31, 2011 and during 2011 is as follows:

Outstanding balance at December 31, 2011	$72,569,000
Weighted average interest rate at December 31, 2011	0.31%
Maximum daily balance twelve months ended December 31, 2011	$116,397,000
Average daily balance for twelve months ended December 31, 2011	$80,137,000
Weighted average interest rate for twelve months ended December 31, 2011	0.51%

As a member of the FHLB, we have access to the FHLB advance borrowing programs. Advances totaled $45.0 million as of December 31, 2011, compared to $65.0 million, $205.0 million, and $270.0 million as of December 31, 2010, 2009 and 2008, respectively. Based on available collateral as of December 31, 2011, we could borrow an additional $50.9 million.

We also have the ability to borrow up to $38.0 million on a daily basis through correspondent banks using established unsecured federal funds purchased lines of credit. We did not access these lines of credit during 2011; in fact, we have not accessed the lines of credit since January of 2010. In contrast, federal funds sold averaged $78.6 million and $69.3 million during 2011 and 2010, respectively. In addition, interest-bearing deposit balances averaged $9.7 million and $9.3 million during the respective time periods. Given the volatile market and stressed economic conditions, we have been operating with a higher than normal balance of federal funds sold and interest-bearing deposit balances. It is expected that we will maintain the higher balance of liquid funds, likely to average 3.0% to 4.0% of average earning assets, until market and economic conditions return to more normalized levels. As a result, we expect the use of our federal funds purchased lines of credit, in at least the near future, will be rare, if at all.

We have a line of credit through the Discount Window of the Federal Reserve Bank of Chicago. Using a substantial majority of our tax-exempt municipal securities as collateral, we could have borrowed up to $27.1 million for terms of 1 to 28 days at December 31, 2011. We did not utilize this line of credit during the past three years, and do not plan to access this line of credit in future periods.

The following table reflects, as of December 31, 2011, significant fixed and determinable contractual obligations to third parties by payment date, excluding accrued interest:

	One Year or Less	One to Three Years	Three to Five Years	Over Five Years	Total
Deposits without a stated maturity	$530,813,000	$0	$0	$0	$530,813,000
Certificates of deposit	369,362,000	144,753,000	67,147,000	0	581,262,000
Short-term borrowings	72,569,000	0	0	0	72,569,000
Federal Home Loan Bank advances	30,000,000	15,000,000	0	0	45,000,000
Subordinated debentures	0	0	0	32,990,000	32,990,000
Other borrowed money	0	0	0	1,434,000	1,434,000

In addition to normal loan funding and deposit flow, we must maintain liquidity to meet the demands of certain unfunded loan commitments and standby letters of credit. At December 31, 2011, we had a total of $238.2 million in unfunded loan commitments and $15.9 million in unfunded standby letters of credit. Of the total unfunded loan commitments, $207.3 million were commitments available as lines of credit to be drawn at any time as customers’ cash needs vary, and $30.9 million were for loan commitments scheduled to close and become funded within the next twelve months. The level of commitments to make loans has declined significantly when compared to historical levels, primarily reflecting relatively stressed economic conditions; however, the $30.9 million level at December 31, 2011 is relatively high when compared to the levels over the past few years. We regularly monitor fluctuations in loan balances and commitment levels, and include such data in our overall liquidity management.

The following table depicts our loan commitments at the end of the past three years:

	12/31/11	12/31/10	12/31/09
Commercial unused lines of credit	$171,683,000	$158,945,000	$205,018,000
Unused lines of credit secured by 1-4 family residential properties	24,663,000	26,870,000	24,916,000
Credit card unused lines of credit	7,565,000	7,768,000	8,565,000
Other consumer unused lines of credit	3,367,000	4,052,000	4,526,000
Commitments to make loans	30,929,000	9,840,000	7,701,000
Standby letters of credit	15,923,000	19,343,000	36,512,000

Total	$254,130,000	$226,818,000	$287,238,000

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

The following table depicts our GAP position as of December 31, 2011:

	Within Three Months	Three to Twelve Months	One to Five Years	After Five Years	Total
Assets:
Commercial loans (1)	$255,638,000	$205,052,000	$495,276,000	$18,166,000	$974,132,000
Residential real estate loans	33,142,000	11,250,000	39,638,000	10,167,000	94,197,000
Consumer loans	1,962,000	116,000	1,902,000	113,000	4,093,000
Securities (2)	30,015,000	205,000	41,472,000	113,261,000	184,953,000
Federal funds sold	54,329,000	0	0	0	54,329,000
Interest-bearing deposits	9,641,000	0	0	0	9,641,000
Allowance for loan losses	0	0	0	0	(36,532,000)
Other assets	0	0	0	0	148,416,000

Total assets	384,727,000	216,623,000	578,288,000	141,707,000	$1,433,229,000

Liabilities:
Interest-bearing checking	205,912,000	0	0	0	205,912,000
Savings deposits	32,468,000	0	0	0	32,468,000
Money market accounts	145,402,000	0	0	0	145,402,000
Time deposits under $100,000	18,399,000	31,590,000	31,798,000	0	81,787,000
Time deposits $100,000 & over	163,617,000	155,756,000	180,102,000	0	499,475,000
Short-term borrowings	72,569,000	0	0	0	72,569,000
Federal Home Loan Bank advances	10,000,000	20,000,000	15,000,000	0	45,000,000
Other borrowed money	34,424,000	0	0	0	34,424,000
Noninterest-bearing checking	0	0	0	0	147,031,000
Other liabilities	0	0	0	0	4,162,000

Total liabilities	682,791,000	207,346,000	226,900,000	0	1,268,230,000
Shareholders’ equity	0	0	0	0	164,999,000

Total liabilities & shareholders’ equity	682,791,000	207,346,000	226,900,000	0	$1,433,229,000

Net asset (liability) GAP	$(298,064,000)	$9,277,000	$351,388,000	$141,707,000

Cumulative GAP	$(298,064,000)	$(288,787,000)	$62,601,000	$204,308,000

Percent of cumulative GAP to total assets	(20.8%)	(20.1%)	4.4%	14.3%

(1)	Floating rate loans that are currently at interest rate floors are treated as fixed rate loans and are reflected using maturity date and not repricing frequency.
(2)	Mortgage-backed securities are categorized by expected maturities based upon prepayment trends as of December 31, 2011.

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

We conducted multiple simulations as of December 31, 2011, in which it was assumed that changes in market interest rates occurred ranging from up 400 basis points to down 400 basis points in equal quarterly instalments over the next twelve months. The following table reflects the suggested impact on net interest income over the next twelve months in comparison to estimated net interest income based on our balance sheet structure, including the balances and interest rates associated with our specific loans, securities, deposits and borrowed funds, as of December 31, 2011. The resulting estimates are well within our policy parameters established to manage and monitor interest rate risk.

Interest Rate Scenario	Dollar Change In Net Interest Income	Percent Change In Net Interest Income
Interest rates down 400 basis points	$(1,630,000)	(3.4%)
Interest rates down 300 basis points	(1,200,000)	(2.5)
Interest rates down 200 basis points	(640,000)	(1.3)
Interest rates down 100 basis points	40,000	0.1
No change in interest rates	1,120,000	2.4
Interest rates up 100 basis points	700,000	1.5
Interest rates up 200 basis points	450,000	0.9
Interest rates up 300 basis points	590,000	1.2
Interest rates up 400 basis points	40,000	0.1

The resulting estimates have been significantly impacted by the current interest rate and economic environment, as adjustments have been made to critical model inputs with regards to traditional interest rate relationships. This is especially important as it relates to floating rate commercial loans and brokered certificates of deposit, which comprise a substantial portion of our balance sheet. As of December 31, 2011, the Mercantile Bank Prime Rate is 4.50% as compared to the Wall Street Journal Prime Rate of 3.25%. Historically, the two indices have been equal; however, we elected not to reduce the Mercantile Bank Prime Rate in late October and mid-December of 2008 when the Wall Street Journal Prime Rate declined by 50 and 75 basis points, respectively. In conducting our simulations since year-end 2008, we have made the assumption that the Mercantile Bank Prime Rate will remain unchanged until the Wall Street Journal Prime Rate equals the Mercantile Bank Prime Rate, at which time the two indices will remain equal in the increasing interest rate scenarios. Also, brokered certificate of deposit rates have substantially decreased since year-end 2008, with part of the decline attributable to a significant imbalance whereby the supply of available funds far outweighs the demand from banks looking to raise funds. As a result, we have substantially limited further reductions in brokered certificate of deposit rates in the declining interest rate scenarios. The resulting estimates also take into account the cap corridor that is addressed in Note 13, which provides for a net increase in net interest income of $0.6 million, $1.0 million, $1.1 million and $1.2 million in the increasing interest rate environments of 100 basis points, 200 basis points, 300 basis points and 400 basis points, respectively.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

Mercantile Bank Corporation

Grand Rapids, Michigan

We have audited the accompanying consolidated balance sheets of Mercantile Bank Corporation as of December 31, 2011 and 2010, and the related consolidated statements of operations, changes in shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2011. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Mercantile Bank Corporation as of December 31, 2011 and 2010, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2011, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Mercantile Bank Corporation’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 14, 2012 expressed an unqualified opinion thereon.

/s/ BDO USA, LLP
BDO USA, LLP

Grand Rapids, Michigan

March 14, 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

Mercantile Bank Corporation

Grand Rapids, Michigan

We have audited Mercantile Bank Corporation’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Mercantile Bank Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Report by Mercantile Bank Corporation’s Management on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Mercantile Bank Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Mercantile Bank Corporation as of December 31, 2011 and 2010, and the related consolidated statements of operations, changes in shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2011, and our report dated March 14, 2012 expressed an unqualified opinion thereon.

/s/ BDO USA, LLP
BDO USA, LLP

Grand Rapids, Michigan

March 14, 2012

March 14, 2012

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

Management assessed the Company’s system of internal control over financial reporting that is designed to produce reliable financial statements presented in conformity with generally accepted accounting principles as of December 31, 2011. This assessment was based on criteria for effective internal control over financial reporting described in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management believes that, as of December 31, 2011, Mercantile Bank Corporation maintained an effective system of internal control over financial reporting that is designed to produce reliable financial statements presented in conformity with generally accepted accounting principles based on those criteria.

The Company’s independent auditors have issued an audit report on the effectiveness of the Company’s internal control over financial reporting.

Mercantile Bank Corporation

/s/ MICHAEL H. PRICE
Michael H. Price
Chairman of the Board, President and Chief Executive Officer

/s/ CHARLES E. CHRISTMAS
Charles E. Christmas
Senior Vice President, Chief Financial Officer and Treasurer

MERCANTILE BANK CORPORATION

CONSOLIDATED BALANCE SHEETS

December 31, 2011 and 2010

	2011	2010
ASSETS
Cash and due from banks	$12,402,000	$6,674,000
Interest-bearing deposit balances	9,641,000	9,600,000
Federal funds sold	54,329,000	47,924,000

Total cash and cash equivalents	76,372,000	64,198,000
Securities available for sale	172,992,000	220,830,000
Federal Home Loan Bank stock	11,961,000	14,345,000
Loans	1,072,422,000	1,262,630,000
Allowance for loan losses	(36,532,000)	(45,368,000)

Loans, net	1,035,890,000	1,217,262,000
Premises and equipment, net	26,802,000	27,873,000
Bank owned life insurance	48,520,000	46,743,000
Accrued interest receivable	4,403,000	5,942,000
Other real estate owned and repossessed assets	15,282,000	16,675,000
Net deferred tax asset	26,013,000	0
Other assets	14,994,000	18,553,000

Total assets	$1,433,229,000	$1,632,421,000

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits
Noninterest-bearing	$147,031,000	$112,944,000
Interest-bearing	965,044,000	1,160,888,000

Total	1,112,075,000	1,273,832,000
Securities sold under agreements to repurchase	72,569,000	116,979,000
Federal Home Loan Bank advances	45,000,000	65,000,000
Subordinated debentures	32,990,000	32,990,000
Other borrowed money	1,434,000	11,804,000
Accrued interest and other liabilities	4,162,000	5,880,000

Total liabilities	1,268,230,000	1,506,485,000
Shareholders’ equity
Preferred stock, no par value; 1,000,000 shares authorized; 21,000 shares outstanding	20,331,000	20,077,000
Common stock, no par value; 20,000,000 shares authorized; 8,605,391 shares outstanding at December 31, 2011 and 8,597,993 shares outstanding at December 31, 2010	172,841,000	172,677,000
Common stock warrant	1,138,000	1,138,000
Retained earnings (deficit)	(32,639,000)	(68,781,000)
Accumulated other comprehensive income	3,328,000	825,000

Total shareholders’ equity	164,999,000	125,936,000

Total liabilities and shareholders’ equity	$1,433,229,000	$1,632,421,000

See accompanying notes to consolidated financial statements.

MERCANTILE BANK CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

Years ended December 31, 2011, 2010 and 2009

	2011	2010	2009
Interest income
Loans, including fees	$62,356,000	$77,791,000	$93,903,000
Securities, taxable	6,685,000	7,846,000	7,498,000
Securities, tax-exempt	1,805,000	2,291,000	3,351,000
Federal funds sold	199,000	176,000	136,000
Interest-bearing deposit balances	24,000	39,000	21,000

Total interest income	71,069,000	88,143,000	104,909,000
Interest expense
Deposits	16,384,000	23,529,000	41,269,000
Short-term borrowings	405,000	1,410,000	1,845,000
Federal Home Loan Bank advances	2,033,000	5,509,000	8,808,000
Other borrowings	1,010,000	1,346,000	1,654,000

Total interest expense	19,832,000	31,794,000	53,576,000

Net interest income	51,237,000	56,349,000	51,333,000
Provision for loan losses	6,900,000	31,800,000	59,000,000

Net interest income (deficiency) after provision for loan losses	44,337,000	24,549,000	(7,667,000)
Noninterest income
Service charges on accounts	1,640,000	1,797,000	2,023,000
Earnings on bank owned life insurance	1,777,000	1,718,000	1,444,000
Mortgage banking activities	846,000	1,092,000	1,202,000
Rental income from other real estate owned	825,000	1,488,000	438,000
Credit and debit card fees	825,000	727,000	670,000
Payroll processing	515,000	494,000	504,000
Letter of credit fees	300,000	460,000	541,000
Net gain on sale of securities	0	476,000	0
Gain on sale of commercial loans	0	324,000	0
Other income	554,000	668,000	736,000

Total noninterest income	7,282,000	9,244,000	7,558,000
Noninterest expense
Salaries and benefits	17,891,000	18,297,000	20,331,000
Occupancy	2,780,000	2,838,000	3,377,000
Furniture and equipment rent, depreciation and maintenance	1,206,000	1,481,000	1,871,000
Nonperforming asset costs	8,290,000	10,858,000	7,294,000
FDIC insurance costs	2,843,000	4,370,000	4,852,000
Data processing	2,719,000	2,598,000	2,526,000
Advertising	747,000	906,000	650,000
FHLB advance prepayment fees	213,000	1,021,000	0
Branch consolidation costs	0	0	1,308,000
Other expense	4,806,000	4,787,000	4,279,000

Total noninterest expenses	41,495,000	47,156,000	46,488,000

Income (loss) before federal income tax expense (benefit)	10,124,000	(13,363,000)	(46,597,000)
Federal income tax expense (benefit)	(27,361,000)	(47,000)	5,490,000

Net income (loss)	37,485,000	(13,316,000)	(52,087,000)
Preferred stock dividends and accretion	1,343,000	1,295,000	802,000

Net income (loss) attributable to common shares	$36,142,000	$(14,611,000)	$(52,889,000)

Earnings (loss) per share:
Basic	$4.20	$(1.72)	$(6.23)

Diluted	$4.07	$(1.72)	$(6.23)

See accompanying notes to consolidated financial statements.

MERCANTILE BANK CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

Years ended December 31, 2011, 2010 and 2009

($ in thousands)	Preferred Stock	Common Stock	Common Stock Warrant	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
Balances, January 1, 2009	$0	$172,353	$0	$(1,281)	$3,300	$174,372
Preferred stock issued, net	19,696					19,696
Accretion of preferred stock	143			(143)		0
Common stock warrant issued			1,138			1,138
Employee stock purchase plan (14,694 shares)		57				57
Dividend reinvestment plan (2,875 shares)		11				11
Stock-based compensation expense		611				611
Cash dividends ($0.07 per common share)		(594)				(594)
Preferred stock dividends				(659)		(659)
Comprehensive loss:
Net loss				(52,087)		(52,087)
Change in net unrealized gain on securities available for sale, net of reclassifications					(1,269)	(1,269)
Reclassification of unrealized gain on interest rate swaps, net of tax effect					(1,172)	(1,172)

Total comprehensive loss						(54,528)

Balances, December 31, 2009	$19,839	$172,438	$1,138	$(54,170)	$859	$140,104

See accompanying notes to consolidated financial statements.

MERCANTILE BANK CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (Continued)

Years ended December 31, 2011, 2010 and 2009

($ in thousands)	Preferred Stock	Common Stock	Common Stock Warrant	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
Balances, January 1, 2010	$19,839	$172,438	$1,138	$(54,170)	$859	$140,104
Accretion of preferred stock	238			(238)		0
Employee stock purchase plan (9,129 shares)		47				47
Dividend reinvestment plan (687 shares)		2				2
Stock-based compensation expense		275				275
Cash dividends ($0.01 per common share)		(85)				(85)
Preferred stock dividends				(1,057)		(1,057)
Comprehensive loss:
Net loss				(13,316)		(13,316)
Change in net unrealized gain on securities available for sale, net of reclassifications and tax effect					(244)	(244)
Net unrealized gain on securities transferred from held to maturity to available for sale, net of tax effect					274	274
Reclassification of unrealized gain on interest rate swaps, net of tax effect					(64)	(64)

Total comprehensive loss						(13,350)

Balances, December 31, 2010	$20,077	$172,677	$1,138	$(68,781)	$825	$125,936

See accompanying notes to consolidated financial statements.

MERCANTILE BANK CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (Continued)

Years ended December 31, 2011, 2010 and 2009

($ in thousands)	Preferred Stock	Common Stock	Common Stock Warrant	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income	Total Shareholders’ Equity
Balances, January 1, 2011	$20,077	$172,677	$1,138	$(68,781)	$825	$125,936
Accretion of preferred stock	254			(254)
Employee stock purchase plan (4,726 shares)		42				42
Stock option exercises (8,800 shares)		55				55
Dividend reinvestment plan (644 shares)		6				6
Stock-based compensation expense		61				61
Preferred stock dividends				(1,089)		(1,089)
Comprehensive income:
Net income				37,485		37,485
Change in net unrealized gain on securities available for sale, net of reclassifications and tax effect					2,503	2,503

Total comprehensive income						39,988

Balances, December 31, 2011	$20,331	$172,841	$1,138	$(32,639)	$3,328	$164,999

See accompanying notes to consolidated financial statements.

MERCANTILE BANK CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years ended December 31, 2011, 2010 and 2009

	2011	2010	2009
Cash flows from operating activities
Net income (loss)	$37,485,000	$(13,316,000)	$(52,087,000)
Adjustments to reconcile net income (loss) to net cash from (for) operating activities:
Depreciation and amortization	2,200,000	2,440,000	2,577,000
Provision for loan losses	6,900,000	31,800,000	59,000,000
Deferred income tax expense (benefit)	(27,361,000)	(47,000)	9,973,000
Stock-based compensation expense	61,000	275,000	611,000
Proceeds from sales of mortgage loans held for sale	50,925,000	66,795,000	80,782,000
Origination of mortgage loans held for sale	(50,195,000)	(66,104,000)	(82,251,000)
Net gain on sale of mortgage loans held for sale	(681,000)	(846,000)	(905,000)
Net gain on sale of held to maturity securities	0	(476,000)	0
Gain on sale of commercial loans	0	(324,000)	0
Net (gain) loss on sale and write-down of premises and equipment	0	(2,000)	227,000
Net loss on sale and valuation write-downs of foreclosed assets	1,826,000	4,432,000	3,551,000
Recognition of unrealized gain on interest rate swaps	0	(99,000)	(1,803,000)
Earnings on bank owned life insurance	(1,777,000)	(1,718,000)	(1,444,000)
Net change in:
Accrued interest receivable	1,539,000	1,146,000	1,425,000
Other assets	2,771,000	7,540,000	(18,407,000)
Accrued interest and other liabilities	(1,187,000)	(1,894,000)	(10,024,000)

Net cash from (for) operating activities	22,506,000	29,602,000	(8,775,000)
Cash flows from investing activities
Purchases of:
Securities available for sale	(28,835,000)	(106,329,000)	(73,059,000)
Securities held to maturity	0	0	(1,025,000)
Proceeds from:
Maturities, calls and repayments of securities available for sale	80,739,000	107,480,000	52,343,000
Maturities, calls and repayments of securities held to maturity	0	0	6,270,000
Proceeds from sale of held to maturity securities	0	20,452,000	0
Proceeds from Federal Home Loan Bank stock redemption	2,384,000	1,336,000	0
Loan originations and payments, net	162,928,000	226,563,000	240,291,000
Proceeds from sale of commercial loans	0	7,395,000	11,633,000
Purchases of premises and equipment, net	(556,000)	(118,000)	(44,000)
Proceeds from sale of foreclosed assets	11,062,000	14,900,000	7,276,000
Purchases of bank owned life insurance	0	0	(1,118,000)

Net cash from investing activities	227,722,000	271,679,000	242,567,000

See accompanying notes to consolidated financial statements.

MERCANTILE BANK CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years ended December 31, 2011, 2010 and 2009

	2011	2010	2009
Cash flows from financing activities
Net decrease in time deposits	(210,617,000)	(331,638,000)	(240,269,000)
Net increase in all other deposits	48,860,000	203,843,000	42,321,000
Net increase (decrease) in securities sold under agreements to repurchase	(44,410,000)	17,224,000	5,342,000
Net increase (decrease) in federal funds purchased	0	(2,600,000)	2,600,000
Proceeds from Federal Home Loan Bank advances	0	0	5,000,000
Maturities and prepayments of Federal Home Loan Bank advances	(20,000,000)	(140,000,000)	(70,000,000)
Maturities of wholesale repurchase agreements	(10,000,000)	(5,000,000)	0
Decrease in other borrowed money	(370,000)	(86,000)	(2,638,000)
Proceeds from issuance of preferred stock and common stock warrant, net	0	0	20,834,000
Proceeds from stock option exercises	55,000	0	0
Employee stock purchase plan	42,000	47,000	57,000
Dividend reinvestment plan	6,000	2,000	11,000
Payment of cash dividends on preferred stock	(1,620,000)	(525,000)	(525,000)
Payment of cash dividends to common shareholders	0	(85,000)	(594,000)

Net cash for financing activities	(238,054,000)	(258,818,000)	(237,861,000)

Net change in cash and cash equivalents	12,174,000	42,463,000	(4,069,000)
Cash and cash equivalents at beginning of period	64,198,000	21,735,000	25,804,000

Cash and cash equivalents at end of period	$76,372,000	$64,198,000	$21,735,000

Supplemental disclosures of cash flow information
Cash paid during the year for:
Interest	$21,742,000	$33,203,000	$62,663,000
Federal income taxes	0	0	0
Noncash financing and investing activities:
Transfers from loans to foreclosed assets	11,495,000	9,399,000	29,317,000
Preferred stock cash dividend accrued	134,000	666,000	134,000

See accompanying notes to consolidated financial statements.

MERCANTILE BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011 and 2010

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

Nature of Operations: Mercantile was incorporated on July 15, 1997 to establish and own the Bank based in Grand Rapids, Michigan. The Bank is a community-based financial institution, and began operations on December 15, 1997. The Bank’s primary deposit products are checking, savings, and term certificate accounts, and its primary lending products are commercial loans, residential mortgage loans, and instalment loans. Substantially all loans are secured by specific items of collateral including business assets, real estate or consumer assets. Commercial loans are expected to be repaid from cash flow from operations of businesses. Real estate loans are secured by commercial or residential real estate. The Bank’s loan accounts and retail deposits are primarily with customers located in the Grand Rapids, Holland and Lansing areas. As an alternative source of funds, the Bank has also issued certificates of deposit to depositors outside of its primary market areas. Substantially all revenues are derived from banking products and services and investment securities.

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

December 31, 2011 and 2010

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

Loans: Loans that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are reported at the principal balance outstanding, net of deferred loan fees and costs and an allowance for loan losses. Interest income is accrued on the unpaid principal balance. Loan origination fees, net of certain direct origination costs, are deferred and recognized in interest income using the level-yield method without anticipating prepayments. Net unamortized deferred loan fees amounted to $0.4 million and $0.5 million at December 31, 2011 and 2010, respectively.

Interest income on commercial loans and mortgage loans is discontinued at the time the loan is 90 days delinquent unless the loan is well-secured and in process of collection. Consumer and credit card loans are typically charged off no later than when they are 120 days past due. Past due status is based on the contractual terms of the loan. In all cases, loans are placed on nonaccrual or charged off at an earlier date if collection of principal and interest is considered doubtful.

All interest accrued but not received for loans placed on nonaccrual is reversed against interest income. Interest received on such loans is accounted for on the cash-basis or cost-recovery method, until qualifying for return to accrual. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured.

Loans Held for Sale: Mortgage loans originated and intended for sale in the secondary market are carried at the lower of aggregate cost or market, as determined by outstanding commitments from investors. Net unrealized losses, if any, are recorded as a valuation allowance and charged to earnings. Such loans are sold service released. The balance of loans held for sale equaled $2.6 million and $2.7 million as of December 31, 2011 and 2010, respectively. Mortgage banking activities include fees on direct brokered mortgage loans and the net gain on sale of mortgage loans originated for sale.

(Continued)

MERCANTILE BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011 and 2010

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

In accordance with current accounting guidance, loans modified as troubled debt restructurings are, by definition, considered to be impaired loans. Impairment for these loans is measured on a loan-by-loan basis similar to other impaired loans as described below under “Allowance for Loan Losses.” Certain loans modified as troubled debt restructurings may have been previously measured for impairment under a general allowance methodology (i.e., pooling), thus at the time the loan is modified as a troubled debt restructuring the allowance will be impacted by the difference between the results of these two measurement methodologies. Loans modified as troubled debt restructurings that subsequently default are factored in to the determination of the allowance for loan losses in the same manner as other defaulted loans.

Allowance for Loan Losses: The allowance for loan losses (“allowance”) is a valuation allowance for probable incurred credit losses. Loan losses are charged against the allowance when we believe the uncollectability of a loan is confirmed. Subsequent recoveries, if any, are credited to the allowance. We estimate the allowance balance required using past loan loss experience, the nature and volume of the loan portfolio, information about specific borrower situations and estimated collateral values, economic conditions and other factors. Allocations of the allowance may be made for specific loans, but the entire allowance is available for any loan that, in our judgment, should be charged-off.

A loan is considered impaired when, based on current information and events, it is probable we will be unable to collect the scheduled payments of principal and interest when due according to the contractual terms of the loan agreement. Factors considered in determining impairment include payment status, collateral value and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. We determine the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of delay, the reasons for delay, the borrower’s prior payment record and the amount of the shortfall in relation to the principal and interest owed. Impairment is measured on a loan-by-loan basis for commercial and construction loans by the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price or the fair value of collateral if the loan is collateral dependent. Large groups of smaller balance homogeneous loans are collectively evaluated for impairment. We do not separately identify individual residential and consumer loans for impairment disclosures.

(Continued)

MERCANTILE BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011 and 2010

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Transfers of Financial Assets: Transfers of financial assets are accounted for as sales when control over the assets has been surrendered. Control over transferred assets is deemed to be surrendered when: (1) the assets have been isolated from the Bank and put presumptively beyond the reach of the transferor and its creditors, even in bankruptcy or other receivership, (2) the transferee obtains the right (free of conditions that constrain it from taking advantage of that right) to pledge or exchange the transferred assets, and (3) the Bank does not maintain effective control over the transferred assets through an agreement to repurchase them before their maturity or the ability to unilaterally cause the holder to return specific assets. Our transfers of financial assets are limited to commercial loan participations sold, which were insignificant for 2011, 2010 and 2009, the 2010 sale of the guaranteed portions of certain Small Business Administration-guaranteed loans, the 2010 sale of tax-exempt municipal bonds and the sale of residential mortgage loans in the secondary market; the extent of the latter three are disclosed in the Consolidated Statements of Cash Flows.

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

Repurchase Agreements: The Bank sells certain securities under agreements to repurchase. The agreements are treated as collateralized financing transactions, and the obligations to repurchase securities sold are reflected as a liability in the Consolidated Balance Sheet. The dollar amount of the securities underlying the agreements remains in the asset accounts.

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

(Continued)

MERCANTILE BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011 and 2010

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Income Taxes: Income tax expense is the total of the current year income tax due or refundable, the change in deferred income tax assets and liabilities, and any adjustments related to unrecognized tax benefits. Deferred income tax assets and liabilities are recognized for the tax consequences of temporary differences between the carrying amounts and tax bases of assets and liabilities, computed using enacted tax rates applicable to future years. A valuation allowance, if needed, reduces deferred income tax assets to the amount expected to be realized. At December 31, 2011, we reversed the full valuation allowance that was initially recorded at December 31, 2009, as described in Note 8.

Fair Values of Financial Instruments: Fair values of financial instruments are estimated using relevant market information and other assumptions. Fair value estimates involve uncertainties and matters of significant judgment regarding interest rates, credit risk, prepayments and other factors, especially in the absence of broad markets for particular items. Changes in assumptions or in market conditions could significantly affect the estimates. The fair value estimates of existing on-and off-balance sheet financial instruments do not include the value of anticipated future business or the values of assets and liabilities not considered financial instruments.

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

Comprehensive Income (Loss): Comprehensive income (loss) consists of net income (loss) and other comprehensive income (loss). Other comprehensive income includes unrealized gains and losses on securities available for sale which are also recognized as separate components of equity. For 2010 and 2009, other comprehensive income (loss) also includes the change in fair value of interest rate swaps, and the reclassification of unrealized gain on the interest rate swaps.

Derivatives: Derivative financial instruments are recognized as assets or liabilities at fair value. The accounting for changes in the fair value of derivatives depends on the use of the derivatives and whether the derivatives qualify for hedge accounting. Used as part of our asset and liability management to help manage interest rate risk, our derivatives have historically consisted of interest rate swap agreements that qualified for hedge accounting. In June 2011, as discussed in more detail in Note 13, we simultaneously purchased and sold an interest rate cap, a structure commonly referred to as a “cap corridor”, which does not qualify for hedge accounting. We had no derivatives outstanding during 2010 or 2009. We do not use derivatives for trading purposes.

Changes in the fair value of derivatives that are designated, for accounting purposes, as a hedge of the variability of cash flows to be received on various assets and liabilities and are effective are reported in other comprehensive income. They are later reclassified into earnings in the same periods during which the hedged transaction affects earnings and are included in the line item in which the hedged cash flows are recorded. If hedge accounting does not apply, changes in the fair value of derivatives are recognized immediately in current earnings as interest income or expense.

(Continued)

MERCANTILE BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011 and 2010

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Adoption of New Accounting Standards: In January 2010, the Financial Accounting Standards Board (“FASB”) issued ASU 2010-06, Improving Disclosure about Fair Value Measurements. This ASU requires new disclosures on the amount and reason for transfers in and out of Level 1 and Level 2 recurring fair value measurements. The ASU also requires disclosure of activities (i.e., on a gross basis), including purchases, sales, issuances, and settlements, in the reconciliation of Level 3 fair value recurring measurements. The ASU clarifies existing disclosure requirements on levels of disaggregation and disclosures about inputs and valuation techniques. The new disclosure regarding Level 1 and Level 2 fair value measurements and clarification of existing disclosures are effective for periods beginning January 1, 2010. Upon adoption of those portions of the ASU in our 2010 first quarter, we began providing the required disclosures as currently presented in Note 15. The disclosures about the reconciliation of information in Level 3 recurring fair value measurements were required for periods beginning January 1, 2011. There was no effect on our fair value disclosures presented in Note 15 upon the adoption of the final portion of the ASU in our 2011 first quarter, as we currently have no Level 3 recurring fair value measurements.

In July 2010, the FASB issued ASU 2010-20, Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses. In order to provide greater transparency, this ASU requires significant new disclosures on a disaggregated basis about the allowance for credit losses (e.g., allowance for banks) and the credit quality of financing receivables (e.g., loans for banks). Under the ASU, a rollforward schedule of the allowance, with the ending allowance balance further disaggregated on the basis of the impairment method, along with the related ending loan balance and significant purchases and sales of loans during the period are to be disclosed by portfolio segment. Additional disclosures are required by class of loan, including credit quality, aging of past due loans, nonaccrual status and impairment information. Disclosure of the nature and extent of troubled debt restructurings that occurred during the period and their effect on the allowance as well as the effect on the allowance of troubled debt restructurings that occurred within the prior twelve months that defaulted during the current reporting period will also be required. The disclosures are to be presented at the level of disaggregation that management uses when assessing and monitoring the loan portfolio’s risk and performance. The majority of the disclosures required as of the end of a reporting period were effective as of December 31, 2010. Upon adoption of those portions of the ASU on December 31, 2010, we began providing the required end of period disclosures as currently presented in Note 3. The disclosures about activity were effective January 1, 2011. Upon adoption of the final portion of the ASU in our 2011 first quarter, we began providing the required activity disclosures, with the exception of the new troubled debt restructuring related disclosures, as currently presented in Note 3. In January 2011, the FASB issued ASU 2011-01, Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings in Update No. 2010-20, which temporarily deferred the effective date for disclosures related to troubled debt restructurings. As discussed in the next paragraph, beginning with the 2011 third quarter, we began providing the required troubled debt disclosures as presented in Note 3.

(Continued)

MERCANTILE BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011 and 2010

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

In April 2011, the FASB issued ASU 2011-02, A Creditor’s Determination of Whether a Restructuring is a Troubled Debt Restructuring, to clarify when a loan modification or restructuring is considered a TDR. When performing this evaluation under the ASU, a creditor must use judgment to determine whether (1) the debtor (i.e., the borrower) is experiencing financial difficulty, and (2) the lender has granted a concession to the borrower. The ASU amends current guidance to include indicators that a lender should consider in determining whether a borrower is experiencing financial difficulties. It further clarifies that a borrower could be experiencing financial difficulty even if it is not currently in default but default is probable in the foreseeable future. With respect to whether the lender has granted a concession to the borrower, the ASU indicates (1) a borrower’s inability to access funds at a market interest rate for debt with similar risk characteristics as the restructured debt indicates that the modification was executed at a below-market rate and therefore may indicate a concession was granted, (2) a modification that permanently or temporarily increases a loan’s contractual interest rate does not preclude it from being considered a concession because the rate may still be below the market interest rate for new debt with similar risk characteristics, and (3) a modification that results in a delay in payment that is insignificant is not considered to be a concession. The ASU also clarifies that a creditor is precluded from using the borrower’s effective interest rate test when performing this evaluation. For TDR identification and disclosure purposes, the guidance became effective for our 2011 third quarter and was applied retrospectively to modifications occurring on or after January 1, 2011 that remained outstanding at September 30, 2011. The effect of the change in the method of calculating impairment was reflected in our 2011 third quarter. As required by the ASU, we disclosed in our 2011 third quarter Form 10-Q the total recorded investment and allowance for loan losses for newly identified TDRs, based on the new guidance, as of September 30, 2011. Beginning in our 2011 third quarter Form 10-Q, we also disclosed the previously deferred TDR activity related disclosures required by ASU 2010-20 in Note 3.

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

(Continued)

MERCANTILE BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011 and 2010

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

In June 2011, the FASB issued ASU 2011-05, Presentation of Comprehensive Income, to improve the comparability, consistency and transparency of financial reporting and to increase the prominence of items reported in other comprehensive income. The ASU eliminates the option to present components of other comprehensive income as part of the Statement of Changes in Shareholders’ Equity. Instead, all components of comprehensive income must be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In the single continuous statement approach, the statement should present the components of net income and total net income, the components of other comprehensive income and total other comprehensive income, and a total for comprehensive income. In the two-statement approach, the first statement should present the components of net income and total net income followed consecutively by a second statement that should present the components of other comprehensive income, a total for other comprehensive income and a total for comprehensive income. Also known as “recycling,” companies will also be required to display reclassification adjustments and their effect on net income and other comprehensive income in the statement(s) in which they appear. The ASU does not change certain other current requirements including items that constitute net income and other comprehensive income. The ASU is to be applied retrospectively and is effective January 1, 2012. We are currently evaluating the two presentation approaches permitted by the ASU. In December 2011, the FASB issued ASU 2011-12, Deferral of the Effective Date for Amendments to the Presentation of Reclassification of Items Out of Accumulated Other Comprehensive Income in Update No. 2011-05, which defers indefinitely the ASU 2011-05 requirement that entities disclose on the face of the financial statements reclassification adjustments for items that are reclassified from other comprehensive income to net income.

NOTE 2 – SECURITIES

The amortized cost and fair value of available for sale securities and the related gross unrealized gains and losses recognized in accumulated other comprehensive income (loss) were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
2011
U.S. Government agency debt obligations	$86,783,000	$1,872,000	$(59,000)	$88,596,000
Mortgage-backed securities	31,851,000	2,759,000	0	34,610,000
Michigan Strategic Fund bonds	16,700,000	0	0	16,700,000
Municipal general obligation bonds	26,212,000	1,097,000	0	27,309,000
Municipal revenue bonds	4,300,000	123,000	0	4,423,000
Mutual funds	1,312,000	42,000	0	1,354,000

	$167,158,000	$5,893,000	$(59,000)	$172,992,000

2010
U.S. Government agency debt obligations	$121,633,000	$1,704,000	$(1,775,000)	$121,562,000
Mortgage-backed securities	44,340,000	2,601,000	0	46,941,000
Michigan Strategic Fund bonds	18,175,000	0	0	18,175,000
Municipal general obligation bonds	28,594,000	227,000	(779,000)	28,042,000
Municipal revenue bonds	4,841,000	46,000	(44,000)	4,843,000
Mutual funds	1,264,000	3,000	0	1,267,000

	$218,847,000	$4,581,000	$(2,598,000)	$220,830,000

(Continued)

MERCANTILE BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011 and 2010

NOTE 2 - SECURITIES (Continued)

Securities with unrealized losses at year-end 2011 and 2010, aggregated by investment category and length of time that individual securities have been in a continuous loss position, are as follows:

	Less than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
2011
U.S. Government agency debt obligations	$9,765,000	$(33,000)	$9,526,000	$(26,000)	$19,291,000	$(59,000)
Mortgage-backed securities	0	0	0	0	0	0
Michigan Strategic Fund bonds	0	0	0	0	0	0
Municipal general obligation bonds	0	0	0	0	0	0
Municipal revenue bonds	0	0	0	0	0	0
Mutual funds	0	0	0	0	0	0

	$9,765,000	$(33,000)	$9,526,000	$(26,000)	$19,291,000	$(59,000)

2010
U.S. Government agency debt obligations	$56,588,000	$(1,775,000)	$0	$0	$56,588,000	$(1,775,000)
Mortgage-backed securities	0	0	0	0	0	0
Michigan Strategic Fund bonds	0	0	0	0	0	0
Municipal general obligation bonds	7,847,000	(299,000)	6,497,000	(480,000)	14,344,000	(779,000)
Municipal revenue bonds	811,000	(25,000)	805,000	(19,000)	1,616,000	(44,000)
Mutual funds	0	0	0	0	0	0

	$65,246,000	$(2,099,000)	$7,302,000	$(499,000)	$72,548,000	$(2,598,000)

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

Six U.S. Government agency debt obligations were in a continuous loss position for 12 months or more at December 31, 2011. At December 31, 2011, 12 debt securities with a combined fair value totaling $19.3 million have unrealized losses with aggregate depreciation of $0.1 million, or 0.04% from the amortized cost basis of total securities. At December 31, 2011, 223 debt securities and a mutual fund with a combined fair value totaling $123.0 million have unrealized gains with aggregate appreciation of $5.9 million, or 3.5% from the amortized cost basis of total securities. After we considered whether the securities were issued by the federal government or its agencies and whether downgrades by bond rating agencies had occurred, we determined that unrealized losses were due to changing interest rate environments.

(Continued)

MERCANTILE BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011 and 2010

NOTE 2 - SECURITIES (Continued)

As we do not intend to sell the securities, we believe it is more likely than not that we will not be required to sell the securities before recovery and we do expect to recover the entire amortized cost of the securities, no declines are deemed to be other-than-temporary.

The amortized cost and fair values of debt securities at year-end 2011, by contractual maturity, are shown below. The contractual maturity is utilized below for U.S. Government agency debt obligations and municipal bonds. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity date, primarily mortgage-backed securities, are shown separately.

The maturities of securities and their weighted average yields at December 31, 2011 are also shown in the following table. The yields for municipal securities are shown at their tax equivalent yield.

	Weighted Average Yield	Amortized Cost	Fair Value
Due in one year or less	7.78%	$175,000	$177,000
Due from one to five years	3.89	9,416,000	9,745,000
Due from five to ten years	3.43	28,293,000	28,600,000
Due after ten years	4.81	79,411,000	81,806,000
Mortgage-backed securities	5.15	31,851,000	34,610,000
Michigan Strategic Fund bonds	2.87	16,700,000	16,700,000
Mutual funds	3.68	1,312,000	1,354,000

	4.40%	$167,158,000	$172,992,000

After analyzing our current and forecasted federal income tax position, we sold certain tax-exempt municipal bonds with an aggregate book value of $20.0 million in late March of 2010. Immediately subsequent to the sale, we reclassified the remaining tax-exempt municipal bonds with an amortized cost of $39.2 million from held to maturity to available for sale. The net unrealized gain at the date of transfer amounted to $0.4 million and was reported in other comprehensive income net of tax effect. During 2011 and 2009, there were no securities sold.

At year-end 2011 and 2010, the amortized cost of securities issued by the State of Michigan and all its political subdivisions totaled $30.5 million and $33.4 million, with an estimated fair value of $31.7 million and $32.9 million, respectively. Total securities of any other specific issuer, other than the U.S. Government and its agencies, did not exceed 10% of shareholders’ equity.

The carrying value of U.S. Government agency debt obligations and mortgage-backed securities that are pledged to secure repurchase agreements and letters of credit issued on behalf of our customers was $109.0 million and $166.9 million at December 31, 2011 and 2010, respectively. In addition, substantially all of our municipal bonds have been pledged to the Discount Window of the Federal Reserve Bank of Chicago. Investments in FHLB stock are restricted and may only be resold, or redeemed by, the issuer.

(Continued)

MERCANTILE BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011 and 2010

NOTE 3 – LOANS AND ALLOWANCE FOR LOAN LOSSES

Year-end loans disaggregated by class of loan within the loan portfolio segments were as follows:

	December 31, 2011		December 31, 2010		Percent Increase (Decrease)
	Balance	%	Balance	%
Commercial:
Commercial and industrial	$266,548,000	24.8%	$288,515,000	22.8%	(7.6)%
Vacant land, land development, and residential construction	63,467,000	5.9	83,786,000	6.6	(24.3)
Real estate – owner occupied	264,426,000	24.7	277,377,000	22.0	(4.7)
Real estate – non-owner occupied	334,165,000	31.2	449,104,000	35.6	(25.6)
Real estate – multi-family and residential rental	68,299,000	6.4	77,188,000	6.1	(11.5)

Total commercial	996,905,000	93.0	1,175,970,000	93.1	(15.2)
Retail:
Home equity and other	42,336,000	3.9	51,186,000	4.1	(17.3)
1-4 family mortgages	33,181,000	3.1	35,474,000	2.8	(6.5)

Total retail	75,517,000	7.0	86,660,000	6.9	(12.9)

Total loans	$1,072,422,000	100.0%	$1,262,630,000	100.0%	(15.1)%

Concentrations within the loan portfolio were as follows at year-end:

	2011		2010
	Balance	Percentage of Loan Portfolio	Balance	Percentage of Loan Portfolio
Commercial real estate loans to lessors of non-residential buildings	$320,536,000	29.9%	$391,056,000	31.0%

(Continued)

MERCANTILE BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011 and 2010

NOTE 3 - LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

Year-end nonperforming loans were as follows:

	2011	2010
Loans past due 90 days or more still accruing interest	$0	$766,000
Nonaccrual loans, including troubled debt restructurings	45,074,000	63,915,000
Troubled debt restructurings, accruing interest	0	4,763,000

Total nonperforming loans	$45,074,000	$69,444,000

As discussed in the “Troubled Debt Restructuring” section of Note 1, troubled debt restructurings can be in either accrual or nonaccrual status. Nonaccrual troubled debt restructurings are included in nonperforming loans whereas accruing troubled debt restructurings are generally excluded from nonperforming loans. At December 31, 2011, there were no accruing troubled debt restructurings included in nonperforming loans. At December 31, 2010, we categorized an accruing troubled debt restructured lending relationship as nonperforming due to certain circumstances associated with this particular relationship. That credit relationship has been paid-off.

The recorded principal balance of nonaccrual loans, including troubled debt restructurings, was as follows:

	December 31, 2011	December 31, 2010
Commercial:
Commercial and industrial	$5,916,000	$10,128,000
Vacant land, land development, and residential construction	3,448,000	12,441,000
Real estate – owner occupied	6,635,000	10,172,000
Real estate – non-owner occupied	24,169,000	22,609,000
Real estate – multi-family and residential rental	2,532,000	4,686,000

Total commercial	42,700,000	60,036,000
Retail:
Home equity and other	1,013,000	2,425,000
1-4 family mortgages	1,361,000	1,454,000

Total retail	2,374,000	3,879,000

Total nonaccrual loans	$45,074,000	$63,915,000

(Continued)

MERCANTILE BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011 and 2010

NOTE 3 – LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

An age analysis of past due loans is as follows as of December 31, 2011:

	30 – 59 Days Past Due	60 – 89 Days Past Due	Greater Than 89 Days Past Due	Total Past Due	Current	Total Loans	Recorded Balance > 89 Days and Accruing
Commercial:
Commercial and industrial	$0	$2,037,000	$2,284,000	$4,321,000	$262,227,000	$266,548,000	$0
Vacant land, land development, and residential construction	0	145,000	2,448,000	2,593,000	60,874,000	63,467,000	0
Real estate – owner occupied	85,000	786,000	2,836,000	3,707,000	260,719,000	264,426,000	0
Real estate – non-owner occupied	456,000	728,000	9,837,000	11,021,000	323,144,000	334,165,000	0
Real estate – multi-family and residential rental	42,000	443,000	957,000	1,442,000	66,857,000	68,299,000	0

Total commercial	583,000	4,139,000	18,362,000	23,084,000	973,821,000	996,905,000	0
Retail:
Home equity and other	46,000	0	242,000	288,000	42,048,000	42,336,000	0
1- 4 family mortgages	274,000	133,000	445,000	852,000	32,329,000	33,181,000	0

Total retail	320,000	133,000	687,000	1,140,000	74,377,000	75,517,000	0

Total past due loans	$903,000	$4,272,000	$19,049,000	$24,224,000	$1,048,198,000	$1,072,422,000	$0

(Continued)

MERCANTILE BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011 and 2010

NOTE 3 – LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

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

(Continued)

MERCANTILE BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011 and 2010

NOTE 3 – LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

Impaired loans with no related allowance recorded were as follows as of December 31, 2011:

	Unpaid Contractual Principal Balance	Recorded Principal Balance	Related Allowance	Year-To-Date Average Recorded Principal Balance
With no related allowance recorded:
Commercial:
Commercial and industrial	$4,670,000	$4,254,000		$3,194,000
Vacant land, land development and residential construction	5,308,000	2,755,000		6,413,000
Real estate – owner occupied	5,525,000	3,572,000		4,246,000
Real estate – non-owner occupied	14,017,000	8,131,000		11,953,000
Real estate – multi-family and residential rental	1,309,000	671,000		862,000

Total commercial	30,829,000	19,383,000		26,668,000
Retail:
Home equity and other	1,000,000	727,000		439,000
1-4 family mortgages	1,300,000	729,000		433,000

Total retail	2,300,000	1,456,000		872,000

Total with no related allowance recorded	$33,129,000	$20,839,000		$27,540,000

(Continued)

MERCANTILE BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011 and 2010

NOTE 3 – LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

Impaired loans with an allowance recorded and total impaired loans were as follows as of December 31, 2011:

	Unpaid Contractual Principal Balance	Recorded Principal Balance	Related Allowance	Year-To-Date Average Recorded Principal Balance
With an allowance recorded:
Commercial:
Commercial and industrial	$3,500,000	$3,023,000	$1,172,000	$4,972,000
Vacant land, land development and residential construction	5,551,000	4,267,000	1,799,000	4,319,000
Real estate – owner occupied	8,544,000	7,039,000	2,180,000	6,648,000
Real estate – non-owner occupied	32,331,000	22,009,000	7,319,000	14,942,000
Real estate – multi-family and residential rental	13,913,000	13,172,000	6,175,000	8,322,000

Total commercial	63,839,000	49,510,000	18,645,000	39,203,000
Retail:
Home equity and other	286,000	229,000	215,000	1,069,000
1-4 family mortgages	517,000	400,000	136,000	655,000

Total retail	803,000	629,000	351,000	1,724,000

Total with an allowance recorded	$64,642,000	$50,139,000	$18,996,000	$40,927,000

Total impaired loans:
Commercial	$94,668,000	$68,893,000	$18,645,000	$65,871,000
Retail	3,103,000	2,085,000	351,000	2,596,000

Total impaired loans	$97,771,000	$70,978,000	$18,996,000	$68,467,000

The adoption of the new troubled debt restructuring guidance in 2011 resulted in an increase of $26.2 million in both the Unpaid Contractual Principal Balance and Recorded Principal Balance figures above, with an associated increase of $5.7 million in the Related Allowance as of December 31, 2011.

(Continued)

MERCANTILE BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011 and 2010

NOTE 3 – LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

Impaired loans were as follows as of December 31, 2010:

	Unpaid Contractual Principal Balance	Recorded Principal Balance	Related Allowance
With no related allowance recorded:
Commercial:
Commercial and industrial	$3,133,000	$2,135,000
Vacant land, land development and residential construction	13,255,000	10,071,000
Real estate – owner occupied	9,327,000	4,920,000
Real estate – non-owner occupied	23,380,000	15,775,000
Real estate – multi-family and residential rental	1,657,000	1,052,000

Total commercial	50,752,000	33,953,000
Retail:
Home equity and other	277,000	151,000
1-4 family mortgages	151,000	137,000

Total retail	428,000	288,000

Total with no related allowance recorded	$51,180,000	$34,241,000

With an allowance recorded:
Commercial:
Commercial and industrial	$7,405,000	$6,922,000	$3,554,000
Vacant land, land development and residential construction	5,702,000	4,370,000	954,000
Real estate – owner occupied	7,047,000	6,257,000	1,996,000
Real estate – non-owner occupied	13,773,000	7,875,000	1,091,000
Real estate – multi-family and residential rental	5,544,000	3,472,000	909,000

Total commercial	39,471,000	28,896,000	8,504,000
Retail:
Home equity and other	1,979,000	1,910,000	1,007,000
1-4 family mortgages	1,141,000	909,000	191,000

Total retail	3,120,000	2,819,000	1,198,000

Total with an allowance recorded	$42,591,000	$31,715,000	$9,702,000

Total impaired loans:
Commercial	90,223,000	62,849,000	8,504,000
Retail	3,548,000	3,107,000	1,198,000

Total impaired loans	$93,771,000	$65,956,000	$9,702,000

(Continued)

MERCANTILE BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011 and 2010

NOTE 3 – LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

Impaired loans for which no allocation of the allowance for loan losses has been made generally reflect situations whereby the loans have been charged-down to estimated collateral value. Interest income recognized on impaired loans, consisting entirely of accruing troubled debt restructurings, totaled $0.2 million during 2011 and 2010, and $0.1 million during 2009. Average impaired loans were $68.5 million and $75.1 million during 2011 and 2010, respectively. Lost interest income on nonaccrual loans totaled $1.4 million during 2011 and $2.1 million during both 2010 and 2009.

(Continued)

MERCANTILE BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011 and 2010

NOTE 3 – LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

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

Loans by credit quality indicators were as follows as of December 31, 2011:

Commercial credit exposure – credit risk profiled by internal credit risk grades:

	Commercial and Industrial	Commercial Vacant Land, Land Development, and Residential Construction	Commercial Real Estate - Owner Occupied	Commercial Real Estate - Non-Owner Occupied	Commercial Real Estate - Multi-Family and Residential Rental
Internal credit risk grade groupings:
Grades 1 – 4	$169,231,000	$9,539,000	$143,075,000	$123,048,000	$27,245,000
Grades 5 – 7	89,463,000	46,454,000	110,413,000	164,049,000	26,278,000
Grades 8 – 9	7,854,000	7,474,000	10,938,000	47,068,000	14,776,000

Total commercial	$266,548,000	$63,467,000	$264,426,000	$334,165,000	$68,299,000

Retail credit exposure – credit risk profiled by collateral type:

	Retail Home Equity and Other	Retail 1-4 Family Mortgages
Total retail	$42,336,000	$33,181,000

(Continued)

MERCANTILE BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011 and 2010

NOTE 3 – LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

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

December 31, 2011 and 2010

NOTE 3 – LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

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

(Continued)

MERCANTILE BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011 and 2010

NOTE 3 – LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

The allowance for loan losses and recorded investments in loans for the year-ended December 31, 2011 are as follows:

	Commercial Loans	Retail Loans	Unallocated	Total
Allowance for loan losses:
Beginning balance	$42,359,000	$2,972,000	$37,000	$45,368,000
Provision for loan losses	4,125,000	2,730,000	45,000	6,900,000
Charge-offs	(16,978,000)	(2,919,000)	0	(19,897,000)
Recoveries	3,925,000	236,000	0	4,161,000

Ending balance	$33,431,000	$3,019,000	$82,000	$36,532,000

Ending balance: individually evaluated for impairment	$18,645,000	$351,000	$0	$18,996,000

Ending balance: collectively evaluated for impairment	$14,786,000	$2,668,000	$82,000	$17,536,000

Total loans:
Ending balance	$996,905,000	$75,517,000		$1,072,422,000

Ending balance: individually evaluated for impairment	$68,893,000	$2,085,000		$70,978,000

Ending balance: collectively evaluated for impairment	$928,012,000	$73,432,000		$1,001,444,000

(Continued)

MERCANTILE BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011 and 2010

NOTE 3 – LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

The allowance for loan losses and recorded investments in loans for the year-ended December 31, 2010 are as follows:

	Commercial Loans	Retail Loans	Unallocated	Total
Allowance for loan losses:
Beginning balance	$46,603,000	$1,256,000	$19,000	$47,878,000
Provision for loan losses	29,030,000	2,752,000	18,000	31,800,000
Charge-offs	(35,968,000)	(1,160,000)	0	(37,128,000)
Recoveries	2,694,000	124,000	0	2,818,000

Ending balance	$42,359,000	$2,972,000	$37,000	$45,368,000

Ending balance: individually evaluated for impairment	$8,504,000	$1,198,000	$0	$9,702,000

Ending balance: collectively evaluated for impairment	$33,855,000	$1,774,000	$37,000	$35,666,000

Total loans:
Ending balance	$1,175,970,000	$86,660,000		$1,262,630,000

Ending balance: individually evaluated for impairment	$62,849,000	$3,107,000		$65,956,000

Ending balance: collectively evaluated for impairment	$1,113,121,000	$83,553,000		$1,196,674,000

Activity in the allowance for loan losses during 2009 was as follows:

Beginning balance	$27,108,000
Provision for loan losses	59,000,000
Charge-offs	(39,621,000)
Recoveries	1,391,000

Ending balance	$47,878,000

(Continued)

MERCANTILE BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011 and 2010

NOTE 3 – LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

Loans modified as troubled debt restructurings during 2011 were as follows:

	Number of Contracts	Pre- Modification Recorded Principal Balance	Post- Modification Recorded Principal Balance
Commercial:
Commercial and industrial	26	$4,942,000	$4,936,000
Vacant land, land development and residential construction	13	5,543,000	5,542,000
Real estate – owner occupied	11	6,727,000	6,220,000
Real estate – non-owner occupied	16	8,921,000	8,918,000
Real estate – multi-family and residential rental	23	4,002,000	3,842,000

Total commercial	89	30,135,000	29,458,000
Retail:
Home equity and other	0	0	0
1-4 family mortgages	1	165,000	165,000

Total retail	1	165,000	165,000

Total	90	$30,300,000	$29,623,000

The following loans, modified as troubled debt restructurings within the previous twelve months, became over 30 days past due during the twelve months ended December 31, 2011 (amounts as of period end):

	Number of Contracts	Recorded Principal Balance
Commercial:
Commercial and industrial	5	$1,347,000
Vacant land, land development and residential construction	2	297,000
Real estate – owner occupied	1	69,000
Real estate – non-owner occupied	5	1,506,000
Real estate – multi-family and residential rental	10	490,000

Total commercial	23	3,709,000
Retail:
Home equity and other	0	0
1-4 family mortgages	0	0

Total retail	0	0

Total	23	$3,709,000

(Continued)

MERCANTILE BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011 and 2010

NOTE 3 – LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

As a result of adopting the amendments in ASU 2011-02 effective September 30, 2011, we reassessed all loan renewals and modifications that occurred on or after January 1, 2011 to determine whether they should now be considered troubled debt restructurings. In general, our policy dictates that a renewal or modification of an 8- or 9-rated loan meets the criteria of a troubled debt restructuring, although we review and consider all renewed and modified loans as part of our troubled debt restructuring assessment procedures. Loan relationships rated 8 contain significant financial weaknesses, resulting in a distinct possibility of loss, while relationships rated 9 reflect vital financial weaknesses, resulting in a highly questionable ability on our part to collect principal; we believe borrowers warranting such ratings would have difficulty obtaining financing from other market participants. Thus, due to the lack of comparable market rates for loans with similar risk characteristics, we believe 8- or 9-rated loans that were renewed or modified during 2011 were done so at below market rates. Loans that are identified as troubled debt restructurings are considered impaired and are individually evaluated for impairment when assessing these credits in our allowance for loan losses calculation. Certain of the loans, totaling $26.2 million as of December 31, 2011, that were identified as troubled debt restructurings under the new guidance had been previously measured under a general allowance methodology (i.e., pooling) for calculation of our allowance for loan losses. The allowance for loan losses associated with these specific loans totaled $11.2 million as of December 31, 2011, or approximately $5.7 million higher than would have been recorded using a general allowance methodology.

NOTE 4 - PREMISES AND EQUIPMENT, NET

Year-end premises and equipment were as follows:

	2011	2010
Land and improvements	$8,531,000	$8,531,000
Buildings	24,528,000	24,528,000
Furniture and equipment	12,977,000	12,478,000

	46,036,000	45,537,000
Less: accumulated depreciation	19,234,000	17,664,000

Total premises and equipment	$26,802,000	$27,873,000

Depreciation expense totaled $1.6 million in 2011, $1.9 million in 2010, and $2.5 million in 2009.

(Continued)

MERCANTILE BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011 and 2010

NOTE 5 – DEPOSITS

Deposits at year-end are summarized as follows:

	December 31, 2011		December 31, 2010		Percent Increase
	Balance	%	Balance	%	(Decrease)
Noninterest-bearing demand	$147,031,000	13.2%	$112,944,000	8.9%	30.2%
Interest-bearing checking	179,770,000	16.2	158,177,000	12.4	13.7
Money market	145,402,000	13.1	150,631,000	11.8	(3.5)
Savings	32,468,000	2.9	60,201,000	4.7	(46.1)
Time, under $100,000	63,330,000	5.7	75,857,000	6.0	(16.5)
Time, $100,000 and over	213,548,000	19.2	206,954,000	16.2	3.2

	781,549,000	70.3	764,764,000	60.0	2.2
Out-of-area interest-bearing checking	26,142,000	2.3	0	NA	NA
Out-of-area time, under $100,000	18,457,000	1.7	37,253,000	2.9	(50.5)
Out-of-area time, $100,000 and over	285,927,000	25.7	471,815,000	37.1	(39.4)

	330,526,000	29.7	509,068,000	40.0	(35.1)

Total deposits	$1,112,075,000	100.0%	$1,273,832,000	100.0%	(12.7)%

Out-of-area certificates of deposit consist of certificates obtained from depositors outside of the primary market areas. As of December 31, 2011, out-of-area certificates of deposit totaling $291.7 million were obtained through deposit brokers, with the remaining $12.7 million obtained directly from the depositors.

The following table depicts the maturity distribution for certificates of deposit at year-end:

	2011	2010
In one year or less	$369,362,000	$495,914,000
In one to two years	107,463,000	179,867,000
In two to three years	37,290,000	70,602,000
In three to four years	44,034,000	27,842,000
In four to five years	23,113,000	17,654,000

Total certificates of deposit	$581,262,000	$791,879,000

(Continued)

MERCANTILE BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011 and 2010

NOTE 5 – DEPOSITS (Continued)

The following table depicts the maturity distribution for certificates of deposit with balances of $100,000 or more at year-end:

	2011	2010
Up to three months	$163,617,000	$184,283,000
Three months to six months	77,164,000	108,963,000
Six months to twelve months	78,592,000	128,315,000
Over twelve months	180,102,000	257,208,000

Total certificates of deposit	$499,475,000	$678,769,000

NOTE 6 – SHORT-TERM BORROWINGS

Information regarding securities sold under agreements to repurchase at year-end is summarized below:

	2011	2010
Outstanding balance at year-end	$72,569,000	$116,979,000
Weighted average interest rate at year-end	0.31%	0.69%
Average daily balance during the year	80,137,000	107,781,000
Weighted average interest rate during the year	0.51%	1.31%
Maximum daily balance during the year	116,397,000	133,280,000

Securities sold under agreements to repurchase (“repurchase agreements”) generally have original maturities of less than one year. Repurchase agreements are treated as financings, and the obligations to repurchase securities sold are reflected as liabilities. Securities involved with the repurchase agreements are recorded as assets of our Bank and are held in safekeeping by a correspondent bank. Repurchase agreements are offered principally to certain large deposit customers. Repurchase agreements are secured by securities with an aggregate fair value equal to the aggregate outstanding balance.

(Continued)

MERCANTILE BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011 and 2010

NOTE 7 - FEDERAL HOME LOAN BANK ADVANCES

Our outstanding balances at December 31, 2011 totaled $45.0 million and mature at varying dates from March 2012 through January 2014, with fixed rates of interest from 3.04% to 4.42% and averaging 3.57%. At December 31, 2010, outstanding balances totaled $65.0 million with maturities ranging from June 2011 through January 2014 and fixed rates of interest from 3.04% to 4.42% and averaging 3.73%.

Each advance is payable at its maturity date, and is subject to a prepayment fee if paid prior to the maturity date. The advances are collateralized by residential mortgage loans, first mortgage liens on multi-family residential property loans, first mortgage liens on commercial real estate property loans, and substantially all other assets of our Bank, under a blanket lien arrangement. Our borrowing line of credit as of December 31, 2011 totaled $97.7 million, with availability of $50.9 million.

Maturities over the next five years are:

2012	$30,000,000
2013	10,000,000
2014	5,000,000
2015	0
2016	0

NOTE 8 - FEDERAL INCOME TAXES

The consolidated income tax expense (benefit) is as follows:

	2011	2010	2009
Current expense (benefit)	$0	$0	$(4,483,000)
Deferred benefit	0	(47,000)	(13,276,000)
Valuation allowance – change in estimate	(27,361,000)	0	23,249,000

Tax expense (benefit)	$(27,361,000)	$(47,000)	$5,490,000

2009 reflects the establishment of a valuation allowance, and 2011 the reversal of the allowance, related to a change in estimate about our ability to realize our net deferred tax assets in future years based on a change in circumstances. For 2010, the tax benefit relates to adjustments between other comprehensive income and tax benefit from operations due to accounting rules related to intraperiod tax allocation.

A reconciliation of the differences between the federal income tax expense (benefit) recorded and the amount computed by applying the federal statutory rate to income before income taxes is as follows:

	2011	2010	2009
Tax at statutory rate (35%)	$3,543,000	$(4,677,000)	$(16,309,000)
Increase (decrease) from Tax-exempt interest	(595,000)	(706,000)	(866,000)
Bank owned life insurance	(622,000)	(601,000)	(505,000)
Change in valuation allowance	(29,640,000)	5,896,000	23,249,000
Other	(47,000)	41,000	(79,000)

Tax expense (benefit)	$(27,361,000)	$(47,000)	$5,490,000

(Continued)

MERCANTILE BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011 and 2010

NOTE 8 – FEDERAL INCOME TAXES (Continued)

Significant components of deferred tax assets and liabilities as of December 31, 2011 and 2010 are as follows:

	2011	2010
Deferred income tax assets
Allowance for loan losses	$12,786,000	$15,879,000
Deferred loan fees	145,000	165,000
Deferred compensation	502,000	631,000
Nonaccrual loan interest income	635,000	935,000
Fair value write-downs on foreclosed properties	2,136,000	2,038,000
Net operating loss carryforward	11,201,000	10,379,000
Tax credit carryforwards	977,000	807,000
Other	718,000	704,000

	29,100,000	31,538,000
Deferred income tax liabilities
Depreciation	549,000	639,000
Unrealized gain on securities	2,042,000	694,000
Other	496,000	565,000

	3,087,000	1,898,000

Net deferred tax asset before valuation allowance	26,013,000	29,640,000
Valuation allowance	0	(29,640,000)

Total net deferred tax asset	$26,013,000	$0

At December 31, 2011, we had carryforwards of the following tax attributes: gross federal net operating loss of $32.0 million that expires in years 2029 through 2031; general business tax credits of $0.6 million that expire in the years 2027 through 2031; and $0.3 million of federal alternative minimum tax credits with an indefinite life.

Accounting guidance requires us to assess whether a valuation allowance should be carried against our deferred tax assets based on the consideration of all available evidence using a “more likely than not” standard. In making such judgments, we consider both positive and negative evidence and analyze changes in near-term market conditions as well as other factors which may impact future operating results. Significant weight is given to evidence that can be objectively verified. During 2011, we returned to pre-tax profitability for four consecutive quarters. Additionally, we experienced lower provision expense, continued declines in nonperforming assets and problem asset administration costs, a higher net interest margin, further strengthening of our regulatory capital ratios, and additional reductions in wholesale funding. Our analysis of the positive and negative evidence led us to conclude that, as of December 31, 2011, it was more likely than not that we had returned to sustainable profitability in amounts sufficient to allow for realization of our deferred tax assets in future years. Consequently, we reversed the valuation allowance that we had previously determined necessary to carry against our entire net deferred tax asset as of December 31, 2010 and 2009. $27.4 million of our December 31, 2010 valuation allowance was reversed due to this change in judgment and the remaining $2.2 million was reduced due to the tax effects of our 2011 pre-tax income.

We had no unrecognized tax benefits at any time during 2011 or 2010 and do not anticipate any significant increase in unrecognized tax benefits during 2012. Should the accrual of any interest or penalties relative to unrecognized tax benefits be necessary, it is our policy to record such accruals in our income tax accounts; no such accruals existed at any time during 2011 or 2010. Our U.S. federal income tax returns are no longer subject to examination for all years before 2010.

(Continued)

MERCANTILE BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011 and 2010

NOTE 9 – STOCK-BASED COMPENSATION

Stock-based compensation plans are used to provide directors and employees with an increased incentive to contribute to the long-term performance and growth of Mercantile, to align the interests of directors and employees with the interests of Mercantile’s shareholders through the opportunity for increased stock ownership and to attract and retain directors and employees. From 1997 through 2005, stock option grants were provided to directors and certain employees through several stock option plans, including the 1997 Employee Stock Option Plan, 2000 Employee Stock Option Plan, 2004 Employee Stock Option Plan and Independent Director Stock Option Plan. During 2006, 2007 and 2008, stock option and restricted stock grants were provided to certain employees through the Stock Incentive Plan of 2006. No stock option or restricted stock grants were made during 2009, 2010 or 2011.

Under our 1997 Employee Stock Option Plan, 2000 Employee Stock Option Plan and 2004 Employee Stock Option Plan, stock options granted to employees were granted at the market price on the date of grant, generally fully vest after one year and expire ten years from the date of grant. Stock options granted to non-executive officers during 2005 vested about three weeks after being granted. Under our Independent Director Stock Option Plan, stock options granted to non-employee directors are at 125% of the market price on the date of grant, fully vest after five years and expire ten years from the date of grant. The Stock Incentive Plan of 2006 replaced all of our outstanding stock option plans for stock options not previously granted. Under the Stock Incentive Plan of 2006, incentive awards may include, but are not limited to, stock options, restricted stock, stock appreciation rights and stock awards. Incentive awards that are stock options or stock appreciation rights are granted with an exercise price not less than the closing price of Mercantile stock on the date of grant, or for stock options granted in 2006 or 2007, the day before the date of grant, if the closing price was higher on the day before the date of grant. Price, vesting and expiration date parameters are determined by Mercantile’s Compensation Committee on a grant-by-grant basis. Generally, the stock options granted to employees during 2006, 2007 and 2008 fully vested after two years and expire after seven years. The restricted stock awards granted to certain employees during 2006, 2007 and 2008 fully vest after four years. No payments were required from employees for the restricted stock awards. At year-end 2011, there were approximately 429,000 shares authorized for future incentive awards.

There was no unrecognized compensation cost related to unvested stock options granted under our various stock-based compensation plans, and less than $0.1 million of total unrecognized compensation cost related to unvested restricted stock granted under our Stock Incentive Plan of 2006 as of December 31, 2011, the latter of which is expected to be recognized over a weighted-average period of less than one year.

A summary of restricted stock activity is as follows:

	2011		2010		2009
	Shares	Weighted Average Fair Value	Shares	Weighted Average Fair Value	Shares	Weighted Average Fair Value
Nonvested at beginning of year	73,955	$11.02	91,233	$14.98	113,010	$14.85
Granted	0	NA	0	NA	0	NA
Vested	(28,533)	17.57	(12,941)	37.76	(3,290)	20.39
Forfeited	(6,772)	10.99	(4,337)	14.62	(18,487)	13.20

Nonvested at end of year	38,650	$6.20	73,955	$11.02	91,233	$14.98

(Continued)

MERCANTILE BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011 and 2010

NOTE 9 – STOCK-BASED COMPENSATION (Continued)

A summary of stock option activity is as follows:

	2011		2010		2009
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of year	262,042	$21.18	293,572	$20.43	322,791	$20.58
Granted	0	NA	0	NA	0	NA
Exercised	(8,800)	6.21	0	NA	0	NA
Forfeited or expired	(38,339)	17.80	(31,530)	14.23	(29,219)	22.05

Outstanding at end of year	214,903	$22.40	262,042	$21.18	293,572	$20.43

Options exercisable at year-end	212,643	$22.57	250,222	$21.86	228,252	$24.20

The fair value of each stock option award is estimated on the date of grant using a closed option valuation (Black-Scholes) model that uses the assumptions noted in the table below. Expected volatilities are based on historical volatilities on our common stock. Historical data is used to estimate stock option expense and post-vesting termination behavior. The expected term of stock options granted is based on historical data and represents the period of time that stock options granted are expected to be outstanding, which takes into account that the stock options are not transferable. The risk-free interest rate for the expected term of the stock option is based on the U.S. Treasury yield curve in effect at the time of the stock option grant. No stock option grants were made during 2009, 2010 or 2011.

Options outstanding at year-end 2011 were as follows:

	Outstanding			Exercisable
Range of Exercise Prices	Number	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number	Weighted Average Exercise Price
$ 6.21 - $ 8.00	47,960	3.9 Years	$6.21	45,700	$6.21
$16.01 - $20.00	64,122	2.1 Years	17.16	64,122	17.16
$20.01 - $24.00	5,088	0.8 Years	20.18	5,088	20.18
$24.01 - $28.00	19,916	1.8 Years	26.61	19,916	26.61
$32.01 - $36.00	56,931	3.3 Years	34.74	56,931	34.74
$36.01 - $40.00	15,684	1.9 Years	37.94	15,684	37.94
$40.01 - $44.00	5,202	2.8 Years	40.28	5,202	40.28

Outstanding at year end	214,903	2.8 Years	$22.40	212,643	$22.57

The weighted-average remaining contractual life of the 212,643 stock options exercisable as of December 31, 2011 was 2.8 years.

(Continued)

MERCANTILE BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011 and 2010

NOTE 9 – STOCK-BASED COMPENSATION (Continued)

Information related to options outstanding at year-end 2011, 2010 and 2009 were as follows:

	2011	2010	2009
Minimum exercise price	$6.21	$6.21	$6.21
Maximum exercise price	40.28	40.28	40.28
Average remaining option term	2.8 Years	3.5 Years	4.2 Years

Information related to stock option grants and exercises during 2011, 2010 and 2009 follows:

	2011	2010		2009
Aggregate intrinsic value of stock options exercised	$26,000	$	NA	$	NA
Cash received from stock option exercises	55,000		NA		NA
Tax benefit realized from stock option exercises	0		NA		NA
Weighted average per share fair value of stock options granted	NA		NA		NA

The aggregate intrinsic value of all stock options outstanding and exercisable at December 31, 2011 was $0.2 million.

Shares issued as a result of the exercise of stock option grants have been authorized and previously unissued shares.

NOTE 10 – RELATED PARTIES

Certain directors and executive officers of the Bank, including their immediate families and companies in which they are principal owners, were loan customers of the Bank. At year-end 2011 and 2010, the Bank had $2.0 million and $10.9 million in loan commitments to directors and executive officers, of which $1.2 million and $10.9 million were outstanding at year-end 2011 and 2010, respectively, as reflected in the following table. The line item entitled “Adjustments” primarily relates to Board member retirements during 2011 and 2010.

	2011	2010
Beginning balance	$10,881,000	$12,174,000
New loans	147,000	79,000
Repayments	(195,000)	(757,000)
Adjustments	(9,591,000)	(615,000)

Ending balance	$1,242,000	$10,881,000

Related party deposits and repurchase agreements totaled $2.0 million and $9.8 million at year-end 2011 and 2010, respectively.

(Continued)

MERCANTILE BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011 and 2010

NOTE 11 – COMMITMENTS AND OFF-BALANCE-SHEET RISK

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

These instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized, if any, in the balance sheet. Our maximum exposure to loan loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual notional amount of those instruments. We use the same credit policies in making commitments and conditional obligations as we do for on-balance sheet instruments. Collateral, such as accounts receivable, securities, inventory, and property and equipment, is generally obtained based on management’s credit assessment of the borrower. If required, estimated loss exposure resulting from these instruments is expensed and generally recorded as a liability. During 2011, we expensed $0.4 million through provision for loan losses in association with a particular standby letter of credit. Due to the nature of the transaction and the insignificant amount, the $0.4 million was included as a specific reserve within the allowance as of December 31, 2011. There was no reserve or liability balance as of December 31, 2010.

At year-end 2011 and 2010, the rates on existing off-balance sheet instruments were substantially equivalent to current market rates, considering the underlying credit standing of the counterparties.

Our maximum exposure to credit losses for loan commitments and standby letters of credit outstanding at year-end was as follows:

	2011	2010
Commercial unused lines of credit	$171,683,000	$158,945,000
Unused lines of credit secured by 1 – 4 family residential properties	24,663,000	26,870,000
Credit card unused lines of credit	7,565,000	7,768,000
Other consumer unused lines of credit	3,367,000	4,052,000
Commitments to make loans	30,929,000	9,840,000
Standby letters of credit	15,923,000	19,343,000

Total commitments	$254,130,000	$226,818,000

Commitments to make loans generally reflect our binding obligations to existing and prospective customers to extend credit, including line of credit facilities secured by accounts receivable and inventory, and term debt secured by either real estate or equipment. In most instances, line of credit facilities are for a one-year term and are at a floating rate tied to the Mercantile Bank Prime Rate, the Wall Street Journal Prime Rate or the 30-Day Libor rate. For term debt secured by real estate, customers are generally offered a floating rate tied to the Mercantile Bank Prime Rate or Wall Street Journal Prime Rate, and a fixed rate currently ranging from 4.50% to 7.00%. These credit facilities generally balloon within five years, with payments based on amortizations ranging from 10 to 25 years. For term debt secured by non-real estate collateral, customers are generally offered a floating rate tied to the Mercantile Bank Prime Rate or Wall Street Journal Prime Rate, and a fixed rate currently ranging from 4.00% to 7.50%. These credit facilities generally mature and fully amortize within five years.

(Continued)

MERCANTILE BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011 and 2010

NOTE 11 – COMMITMENTS AND OFF-BALANCE-SHEET RISK (Continued)

Certain of our commercial loan customers have entered into interest rate swap agreements directly with our correspondent banks. To assist our commercial loan customers in these transactions, and to encourage our correspondent banks to enter into the interest rate swap transactions with minimal credit underwriting analyses on their part, we have entered into risk participation agreements with the correspondent banks whereby we agree to make payments to the correspondent banks owed by our commercial loan customers under the interest rate swap agreement in the event that our commercial loan customers do not make the payments. We are not a party to the interest rate swap agreements under these arrangements. As of December 31, 2011, the total notional amount of the underlying interest rate swap agreements was $40.6 million, with a net fair value from our commercial loan customers’ perspective of negative $6.1 million. These risk participation agreements are considered financial guarantees in accordance with applicable accounting guidance and are therefore recorded as liabilities at fair value, generally equal to the fees collected at the time of their execution. These liabilities are accreted into income during the term of the interest rate swap agreements, generally ranging from four to fifteen years. This liability totaled $0.2 million at December 31, 2011 and 2010.

The following instruments are considered financial guarantees under current accounting guidance. These instruments are carried at fair value.

	2011		2010
	Contract Amount	Carrying Value	Contract Amount	Carrying Value
Standby letters of credit	$15,923,000	$210,000	$19,343,000	$168,000

We were required to have $0.9 million and $0.7 million of cash on hand or on deposit with the Federal Reserve Bank of Chicago to meet regulatory reserve and clearing requirements at year-end 2011 and 2010, respectively.

NOTE 12 – BENEFIT PLANS

We have a 401(k) benefit plan that covers substantially all of our employees. The percent of our matching contributions to the 401(k) benefit plan is determined annually by the Board of Directors. Effective May 1, 2011 we reinstituted our matching contribution to the 401(k) benefit plan at 2% after having suspended matching contributions effective April 1, 2009. Effective January 1, 2012, we raised the matching contribution to 3%. The 401(k) benefit plan allows employee contributions up to 15% of their compensation, which can be matched at 100% of the first 5% of the compensation contributed up to a maximum matching contribution of $12,250. Matching contributions, if made, are immediately vested. Our 2011, 2010 and 2009 matching 401(k) contributions charged to expense were $160,000, $0 and $206,000, respectively.

We have a deferred compensation plan in which all persons serving on the Board of Directors may defer all or portions of their annual retainer and meeting fees, with distributions to be paid upon termination of service as a director or specific dates selected by the director. The deferred amounts are categorized on our financial statements as other borrowed money. The deferred balances are paid interest at a rate equal to the Wall Street Journal Prime Rate, adjusted at the beginning of each calendar quarter. Interest expense for the plan during 2011, 2010 and 2009 was $17,000, $19,000 and $24,000, respectively.

We have a non-qualified deferred compensation program in which selected officers may defer all or portions of salary and bonus payments. The deferred amounts are categorized on our financial statements as other borrowed money. The deferred balances are paid interest at a rate equal to the Wall Street Journal Prime Rate, adjusted at the beginning of each calendar quarter. Interest expense for the plan during 2011, 2010 and 2009 was $36,000, $40,000 and $51,000, respectively.

(Continued)

MERCANTILE BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011 and 2010

NOTE 12 – BENEFIT PLANS (Continued)

The Mercantile Bank Corporation Employee Stock Purchase Plan of 2002 (“Stock Purchase Plan”) is a non-compensatory plan intended to encourage full- and part-time employees of Mercantile and its subsidiaries to promote our best interests and to align employees’ interests with the interests of our shareholders by permitting employees to purchase shares of our common stock through regular payroll deductions. Shares are purchased on the last business day of each calendar quarter at a price equal to the consolidated closing bid price of our common stock reported on The Nasdaq Stock Market. A total of 55,000 shares of common stock may be issued under the Stock Purchase Plan; however, the number of shares has been adjusted, and may continue to be adjusted in the future, to reflect stock dividends and other changes in our capitalization. The number of shares issued under the Stock Purchase Plan totaled 4,726 and 9,129 in 2011 and 2010, respectively. As of December 31, 2011, there were 7,440 shares available under the Stock Purchase Plan.

NOTE 13 – HEDGING ACTIVITIES

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

A majority of our assets are comprised of commercial loans on which the interest rates are variable; however, the interest rates on a significant portion of these loans will likely lag an increase in market interest rates under a rising interest rate environment. As of December 31, 2011, the Mercantile Bank Prime Rate, the index on which a majority of our commercial floating rate loans is based, was 4.50% compared to the Wall Street Journal Prime Rate of 3.25%. Historically, the two indices have been equal; however, we elected not to reduce the Mercantile Bank Prime Rate in late October and mid-December of 2008 when the Wall Street Journal Prime Rate declined by 50 and 75 basis points, respectively. It is our intent to keep the Mercantile Bank Prime Rate unchanged until the Wall Street Journal Prime Rate equals the Mercantile Bank Prime Rate, at which time the two indices will likely remain equal in future periods. In addition, a majority of our floating rate loans, whether tied to the Mercantile Bank Prime Rate, Wall Street Journal Prime Rate or Libor rates, have interest rate floors that are currently higher than the indexed rate provides for. To help mitigate the negative impact to our net interest income in an increasing interest rate environment resulting from our cost of funds likely increasing at a higher rate than the yield on our assets, we may periodically enter into derivative financial instruments.

In June 2011, we simultaneously purchased and sold an interest rate cap with a correspondent bank, a structure commonly referred to as a “cap corridor.” The cap corridor, which does not qualify for hedge accounting, consisted of us purchasing a $100 million interest rate cap with a strike rate in close proximity to the then-current 30-day Libor rate and selling a $100 million interest rate cap with a strike rate that is 125 basis points higher than the purchased interest rate cap strike rate. On the settlement date, the present value of the purchased interest rate cap of $729,500 was recorded as an asset, while the present value of the sold interest rate cap of $213,500 was recorded as a liability. At each month end, the recorded balances of the purchased and sold interest rate caps are adjusted to reflect the current present values, with the offsetting entry being recorded to interest income on commercial loans. We recorded a net decrease of $259,000 to interest income on commercial loans to reflect the net change in present values during 2011. Payments made or received under the purchased and sold interest rate cap contracts, if any, are also recorded to interest income on commercial loans. No such payments were made or received during 2011.

(Continued)

MERCANTILE BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011 and 2010

NOTE 14 – FAIR VALUES OF FINANCIAL INSTRUMENTS

Carrying amount and estimated fair values of financial instruments were as follows at year-end:

	2011		2010
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets
Cash and cash equivalents	$76,372,000	$76,372,000	$64,198,000	$64,198,000
Securities available for sale	172,992,000	172,992,000	220,830,000	220,830,000
Federal Home Loan Bank stock	11,961,000	11,961,000	14,345,000	14,345,000
Loans, net	1,035,890,000	1,035,164,000	1,217,262,000	1,223,911,000
Bank owned life insurance	48,520,000	48,520,000	46,743,000	46,743,000
Accrued interest receivable	4,403,000	4,403,000	5,942,000	5,942,000
Purchased interest rate cap	312,000	312,000	0	0
Financial liabilities
Deposits	1,112,075,000	1,117,803,000	1,273,832,000	1,284,767,000
Securities sold under agreements to repurchase	72,569,000	72,569,000	116,979,000	116,979,000
Federal Home Loan Bank advances	45,000,000	46,019,000	65,000,000	67,668,000
Subordinated debentures	32,990,000	33,096,000	32,990,000	33,006,000
Accrued interest payable	2,839,000	2,839,000	4,749,000	4,749,000
Sold interest rate cap	55,000	55,000	0	0

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

December 31, 2011 and 2010

NOTE 15 – FAIR VALUE MEASUREMENTS

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

The following is a description of our valuation methodologies used to measure and disclose the fair values of our financial assets and liabilities on a recurring or nonrecurring basis:

Securities available for sale. Securities available for sale are recorded at fair value on a recurring basis. Fair value measurement is based on quoted prices, if available. If quoted prices are not available, fair values are measured using independent pricing models. Level 2 securities include U.S. Government agency debt obligations, mortgage-backed securities issued or guaranteed by U.S. Government agencies, municipal general obligation and revenue bonds, Michigan Strategic Fund bonds and mutual funds. We have no Level 1 or 3 securities available for sale.

Securities held to maturity. Securities held to maturity are carried at amortized cost when we have the positive intent and ability to hold them to maturity. The fair value of held to maturity securities is based on quoted prices, if available. If quoted prices are not available, fair values are measured using independent pricing models. We had no securities held to maturity outstanding as of December 31, 2011 or 2010.

(Continued)

MERCANTILE BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011 and 2010

NOTE 15 – FAIR VALUE MEASUREMENTS (Continued)

Mortgage loans held for sale. Mortgage loans held for sale are carried at the lower of aggregate cost or fair value and are measured on a nonrecurring basis. Fair value is based on independent quoted market prices, where applicable, or the prices for other mortgage whole loans with similar characteristics. As of December 31, 2011 and 2010, we determined that the fair value of our mortgage loans held for sale was similar to the cost; therefore, we carried the $2.6 million and $2.7 million, respectively, of such loans at cost so they are not included in the nonrecurring table below.

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

Derivatives. For interest rate cap contracts, we measure fair value utilizing models that use primarily market observable inputs, such as forecasted yield curves, and accordingly, are classified as Level 2.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The balances of assets and liabilities measured at fair value on a recurring basis as of December 31, 2011 are as follows:

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available for sale securities
U.S. Government agency debt obligations	$88,596,000	$0	$88,596,000	$0
Mortgage-backed securities	34,610,000	0	34,610,000	0
Michigan Strategic Fund bonds	16,700,000	0	16,700,000	0
Municipal general obligation bonds	27,309,000	0	27,309,000	0
Municipal revenue bonds	4,423,000	0	4,423,000	0
Mutual funds	1,354,000	0	1,354,000	0
Derivatives
Interest rate cap contracts	257,000	0	257,000	0

Total	$173,249,000	$0	$173,249,000	$0

There were no transfers in or out of Level 1, Level 2 or Level 3 during 2011.

(Continued)

MERCANTILE BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011 and 2010

NOTE 15 – FAIR VALUE MEASUREMENTS (Continued)

The balances of assets and liabilities measured at fair value on a recurring basis as of December 31, 2010 are as follows:

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
U.S. Government agency debt obligations	$121,562,000	$0	$121,562,000	$0
Mortgage-backed securities	46,941,000	0	46,941,000	0
Michigan Strategic Fund bonds	18,175,000	0	18,175,000	0
Municipal general obligation bonds	28,042,000	0	28,042,000	0
Municipal revenue bonds	4,843,000	0	4,843,000	0
Mutual funds	1,267,000	0	1,267,000	0

Total securities available for sale	$220,830,000	$0	$220,830,000	$0

There were no transfers in or out of Level 1, Level 2 or Level 3 during 2010.

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

The balances of assets and liabilities measured at fair value on a nonrecurring basis as of December 31, 2011 are as follows:

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans (1)	$44,915,000	$0	$0	$44,915,000
Foreclosed assets (1)	15,282,000	0	0	15,282,000

Total	$60,197,000	$0	$0	$60,197,000

(Continued)

MERCANTILE BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011 and 2010

NOTE 15 – FAIR VALUE MEASUREMENTS (Continued)

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

(Continued)

MERCANTILE BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011 and 2010

NOTE 16 – EARNINGS (LOSS) PER SHARE

The factors used in the earnings (loss) per share computation follow:

	2011	2010	2009
Basic
Net income (loss) attributable to common shares	$36,142,000	$(14,611,000)	$(52,889,000)

Weighted average common shares outstanding	8,602,845	8,507,572	8,489,679

Basic earnings (loss) per common share	$4.20	$(1.72)	$(6.23)

Diluted
Net income (loss) attributable to common shares	$36,142,000	$(14,611,000)	$(52,889,000)

Weighted average common shares outstanding for basic earnings (loss) per common share	8,602,845	8,507,572	8,489,679
Add: Dilutive effects of share-based awards	275,335	0	0

Average shares and dilutive potential common shares	8,878,180	8,507,572	8,489,679

Diluted earnings (loss) per common share	$4.07	$(1.72)	$(6.23)

Stock options for approximately 167,000 shares of common stock were antidilutive and were not included in determining dilutive earnings per share in 2011.

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

Weighted average diluted common shares outstanding equals the weighted average basic common shares outstanding during 2010 and 2009 due to the net losses recorded during those periods.

(Continued)

MERCANTILE BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011 and 2010

NOTE 17 – SUBORDINATED DEBENTURES

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

The only significant assets of our trust are the Series A and Series B Floating Rate Notes, and the only significant liabilities of our trust are the Series A and Series B Preferred Securities. The Series A and Series B Floating Rate Notes are categorized on our consolidated balance sheets as subordinated debentures and the interest expense is recorded on our consolidated statements of income under interest expense on other borrowings.

NOTE 18 – REGULATORY MATTERS

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

The prompt corrective action regulations provide five classifications, including well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized, although these terms are not used to represent overall financial condition. If an institution is not well capitalized, regulatory approval is required to accept brokered deposits. Subject to limited exceptions, no institution may make a capital distribution if, after making the distribution, it would be undercapitalized. If an institution is undercapitalized, it is subject to close monitoring by its principal federal regulator, its asset growth and expansion are restricted, and plans for capital restoration are required. In addition, further specific types of restrictions may be imposed on the institution at the discretion of the federal regulator. At year-end 2011 and 2010, our Bank was in the well capitalized category under the regulatory framework for prompt corrective action. There are no conditions or events since December 31, 2011 that we believe has changed our Bank’s categorization.

(Continued)

MERCANTILE BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011 and 2010

NOTE 18 – REGULATORY MATTERS (Continued)

Our actual capital levels (dollars in thousands) and minimum required levels were:

	Actual		Minimum Required for Capital Adequacy Purposes		Minimum Required to be Well Capitalized Under Prompt Corrective Action Regulations
	Amount	Ratio	Amount	Ratio	Amount		Ratio
2011
Total capital (to risk weighted assets)
Consolidated	$187,940	15.5%	$97,237	8.0%	$	NA	NA
Bank	188,378	15.5	97,203	8.0		121,504	10.0%
Tier 1 capital (to risk weighted assets)
Consolidated	172,469	14.2	48,619	4.0		NA	NA
Bank	172,910	14.2	48,602	4.0		72,902	6.0
Tier 1 capital (to average assets)
Consolidated	172,469	12.1	57,072	4.0		NA	NA
Bank	172,910	12.1	57,199	4.0		71,499	5.0
2010
Total capital (to risk weighted assets)
Consolidated	$175,029	12.5%	$112,480	8.0%	$	NA	NA
Bank	175,122	12.5	112,398	8.0		140,497	10.0%
Tier 1 capital (to risk weighted assets)
Consolidated	157,111	11.2	56,240	4.0		NA	NA
Bank	157,217	11.2	56,199	4.0		84,299	6.0
Tier 1 capital (to average assets)
Consolidated	157,111	9.1	69,135	4.0		NA	NA
Bank	157,217	9.1	69,112	4.0		86,389	5.0

Federal and state banking laws and regulations place certain restrictions on the amount of dividends our Bank can transfer to Mercantile and on the capital levels that must be maintained. At year-end 2011, under the most restrictive of these regulations (to remain well capitalized), our Bank could distribute approximately $61.9 million to Mercantile as dividends without prior regulatory approval.

(Continued)

MERCANTILE BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011 and 2010

NOTE 18 – REGULATORY MATTERS (Continued)

Our consolidated capital levels as of December 31, 2011 and December 31, 2010 include $32.0 million of trust preferred securities issued by the trust in September 2004 and December 2004 subject to certain limitations. Under applicable Federal Reserve guidelines, the trust preferred securities constitute a restricted core capital element. The guidelines provide that the aggregate amount of restricted core elements that may be included in Tier 1 capital must not exceed 25% of the sum of all core capital elements, including restricted core capital elements, net of goodwill less any associated deferred tax liability. Our ability to include the trust preferred securities in Tier 1 capital in accordance with the guidelines is not affected by the provision of the Dodd-Frank Act generally restricting such treatment, because (i) the trust preferred securities were issued before May 19, 2010, and (ii) our total consolidated assets as of December 31, 2009 were less than $15.0 billion. At December 31, 2011 and December 31, 2010, all $32.0 million of the trust preferred securities were included as Tier 1 capital of Mercantile.

NOTE 19 – U.S. TREASURY CAPITAL PURCHASE PROGRAM PARTICIPATION

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

(Continued)

MERCANTILE BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011 and 2010

NOTE 20 – OTHER COMPREHENSIVE INCOME (LOSS)

Other comprehensive income (loss) components, other than net income (loss), and related taxes were as follows:

	2011	2010	2009
Unrealized holding gains (losses) on available for sale securities	$3,851,000	$(345,000)	$(1,269,000)
Unrealized holding gain on securities transferred from held to maturity to available for sale	0	421,000	0
Reclassification adjustments for gains later recognized in income	0	(99,000)	(1,803,000)

	3,851,000	(23,000)	(3,072,000)
Tax effect of unrealized holding gains (losses) on available for sale securities	(1,348,000)	101,000	0
Tax effect of unrealized holding gain on securities transferred from held to maturity to available for sale	0	(147,000)	0
Tax effect of reclassification adjustments for gains later recognized in income	0	35,000	631,000

Other comprehensive income (loss)	$2,503,000	$(34,000)	$(2,441,000)

At December 31, 2011, accumulated other comprehensive income, net of tax effects (as applicable), consists of a net unrealized gain on available for sale securities of $3.3 million.

At December 31, 2010, accumulated other comprehensive income, net of tax effects (as applicable), consists of a net unrealized gain on available for sale securities of $0.8 million.

At December 31, 2009, accumulated other comprehensive income, net of tax effects (as applicable), consists of a net unrealized gain on available for sale securities of $0.8 million and the remaining unrealized gain on interest rate swaps of $0.1 million.

(Continued)

MERCANTILE BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011 and 2010

NOTE 21 – QUARTERLY FINANCIAL DATA (UNAUDITED)

			Net Income (Loss) Attributable to Common Shares
	Interest Income	Net Interest Income		Earnings (Loss) per Share
				Basic	Diluted
2011
First quarter	$19,159,000	$13,449,000	$1,088,000	$0.13	$0.12
Second quarter	18,460,000	13,158,000	2,381,000	0.28	0.27
Third quarter	17,044,000	12,295,000	2,682,000	0.31	0.30
Fourth quarter	16,406,000	12,335,000	29,991,000	3.49	3.37
2010
First quarter	$23,189,000	$14,306,000	$(2,963,000)	$(0.35)	$(0.35)
Second quarter	22,696,000	14,421,000	(684,000)	(0.08)	(0.08)
Third quarter	21,734,000	13,935,000	(5,682,000)	(0.67)	(0.67)
Fourth quarter	20,524,000	13,687,000	(5,282,000)	(0.62)	(0.62)
2009
First quarter	$28,021,000	$11,805,000	$(4,489,000)	$(0.53)	$(0.53)
Second quarter	26,866,000	12,450,000	(6,388,000)	(0.75)	(0.75)
Third quarter	25,893,000	13,567,000	(5,606,000)	(0.66)	(0.66)
Fourth quarter	24,129,000	13,511,000	(36,406,000)	(4.28)	(4.28)

During the fourth quarter of 2011, we fully reversed our previously established net deferred tax asset valuation allowance resulting in a federal income tax benefit of $27.4 million. During the fourth quarter of 2009, we recorded a charge of $23.2 million to federal income tax expense to establish a valuation allowance against our net deferred tax asset.

NOTE 22 – MERCANTILE BANK CORPORATION (PARENT COMPANY ONLY) CONDENSED FINANCIAL STATEMENTS

Following are condensed parent company only financial statements:

CONDENSED BALANCE SHEETS

	2011	2010
ASSETS
Cash and cash equivalents	$542,000	$1,233,000
Investment in bank subsidiary	192,703,000	158,043,000
Other assets	5,151,000	1,013,000

Total assets	$198,396,000	$160,289,000

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities	$407,000	$1,363,000
Subordinated debentures	32,990,000	32,990,000
Shareholders’ equity	164,999,000	125,936,000

Total liabilities and shareholders’ equity	$198,396,000	$160,289,000

(Continued)

MERCANTILE BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011 and 2010

NOTE 22 – MERCANTILE BANK CORPORATION (PARENT COMPANY ONLY) CONDENSED FINANCIAL STATEMENTS (Continued)

CONDENSED STATEMENTS OF INCOME

	2011	2010	2009
Income
Interest and dividends from subsidiaries	$4,974,000	$1,104,000	$2,852,000

Total income	4,974,000	1,104,000	2,852,000
Expenses
Interest expense	847,000	848,000	1,048,000
Other operating expenses	1,059,000	1,551,000	2,514,000

Total expenses	1,906,000	2,399,000	3,562,000

Income (loss) before income tax expense (benefit) and equity in undistributed net income (loss) of subsidiary	3,068,000	(1,295,000)	(710,000)
Federal income tax expense (benefit)	(2,272,000)	(47,000)	1,767,000
Equity in undistributed net income (loss) of subsidiary	32,145,000	(12,068,000)	(49,610,000)

Net income (loss)	37,485,000	(13,316,000)	(52,087,000)
Preferred stock dividends and accretion	1,343,000	1,295,000	802,000

Net income (loss) attributable to common shares	$36,142,000	$(14,611,000)	$(52,889,000)

(Continued)

MERCANTILE BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011 and 2010

NOTE 22 – MERCANTILE BANK CORPORATION (PARENT COMPANY ONLY) CONDENSED FINANCIAL STATEMENTS (Continued)

CONDENSED STATEMENTS OF CASH FLOWS

	2011	2010	2009
Cash flows from operating activities
Net income (loss)	$37,485,000	$(13,316,000)	$(52,087,000)
Adjustments to reconcile net income (loss) to net cash from (for) operating activities:
Equity in undistributed (income) loss of subsidiary	(32,145,000)	12,068,000	49,610,000
Stock-based compensation expense	61,000	275,000	611,000
Change in other assets	(3,619,000)	(124,000)	2,798,000
Change in other liabilities	(956,000)	963,000	(194,000)

Net cash from (for) operating activities	826,000	(134,000)	738,000
Cash flows from investing activities
Net capital investment into subsidiaries	0	0	(19,000,000)

Net cash for investing activities	0	0	(19,000,000)
Cash flows from financing activities
Proceeds from issuance of preferred stock and common stock warrant, net	0	0	20,834,000
Employee stock purchase plan	42,000	47,000	57,000
Stock option exercises	55,000	0	0
Dividend reinvestment plan	6,000	2,000	11,000
Cash dividends on common stock	0	(85,000)	(594,000)
Cash dividends on preferred stock	(1,620,000)	(525,000)	(525,000)

Net cash from (for) financing activities	(1,517,000)	(561,000)	19,783,000

Net change in cash and cash equivalents	(691,000)	(695,000)	1,521,000
Cash and cash equivalents at beginning of period	1,233,000	1,928,000	407,000

Cash and cash equivalents at end of period	$542,000	$1,233,000	$1,928,000

(Continued)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 14, 2012.

MERCANTILE BANK CORPORATION

/s/ MICHAEL H. PRICE
Michael H. Price
Chairman of the Board, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 14, 2012.

/s/ KIRK J. AGERSON	/s/ ROBERT B. KAMINSKI, JR.
Kirk J. Agerson, Director	Robert B. Kaminski, Jr., Director, Executive Vice President, Chief Operating Officer and Secretary

/s/ DAVID M. CASSARD	/s/ LAWRENCE W. LARSEN
David M. Cassard, Director	Lawrence W. Larsen, Director

/s/ EDWARD J. CLARK	/s/ CALVIN D. MURDOCK
Edward J. Clark, Director	Calvin D. Murdock, Director

/s/ JOHN F. DONNELLY	/s/ MICHAEL H. PRICE
John F. Donnelly, Director	Michael H. Price, Chairman of the Board, President and Chief Executive Officer (principal executive officer)

/s/ MICHAEL D. FAAS	/s/ TIMOTHY O. SCHAD
Michael D. Faas, Director	Timothy O. Schad, Director

/s/ DOYLE A. HAYES	/s/ DONALD WILLIAMS, SR.
Doyle A. Hayes, Director	Donald Williams, Sr., Director

/s/ SUSAN K. JONES	/s/ CHARLES E. CHRISTMAS
Susan K. Jones, Director	Charles E. Christmas, Senior Vice President, Chief Financial Officer and Treasurer (principal financial and accounting officer)

EXHIBIT INDEX

EXHIBIT NO.	EXHIBIT DESCRIPTION

3.1	Our Articles of Incorporation are incorporated by reference to exhibit 3.1 of our Form 10-Q for the quarter ended June 30, 2009

3.2	Our Amended and Restated By-laws dated as of January 16, 2003 are incorporated by reference to exhibit 3.2 of our Registration Statement on Form S-3 (Commission File No. 333-103376) that became effective on February 21, 2003

10.1	Our 1997 Employee Stock Option Plan is incorporated by reference to exhibit 10.1 of our Registration Statement on Form SB-2 (Commission File No. 333-33081) that became effective on October 23, 1997 *

10.2	Our 2000 Employee Stock Option Plan is incorporated by reference to exhibit 10.14 of our Form 10-K for the year ended December 31, 2000 *

10.3	Our 2004 Employee Stock Option Plan is incorporated by reference to exhibit 10.1 of our Form 10-Q for the quarter ended September 30, 2004 *

10.4	Form of Stock Option Agreement for options under the 2004 Employee Stock Option Plan is incorporated by reference to exhibit 10.2 of our Form 10-Q for the quarter ended September 30, 2004 *

10.5	Our Independent Director Stock Option Plan is incorporated by reference to exhibit 10.26 of our Form 10-K for the year ended December 31, 2002 *

10.6	Form of Stock Option Agreement for options under the Independent Director Stock Option Plan is incorporated by reference to exhibit 10.1 of our Form 8-K filed October 22, 2004 *

10.7	Mercantile Bank of Michigan Amended and Restated Deferred Compensation Plan for Members of the Board of Directors dated June 29, 2006 is incorporated by reference to exhibit 10.9 of our Form 10-K for the year ended December 31, 2007 *

10.8	First Amendment dated October 25, 2007 to the Mercantile Bank of Michigan Amended and Restated Deferred Compensation Plan for Members of the Board of Directors dated June 29, 2006 is incorporated by reference to exhibit 10.10 of our Form 10-K for the year ended December 31, 2007 *

10.9	Second Amendment dated October 23, 2008 to the Mercantile Bank of Michigan Amended and Restated Deferred Compensation Plan for Members of the Board of Directors dated June 29, 2007 is incorporated by reference to exhibit 10.9 of our Form 10-K for the year ended December 31, 2008 *

10.10	Agreement between Fiserv Solutions, Inc. and our bank dated September 10, 1997, is incorporated by reference to exhibit 10.3 of our Registration Statement on Form SB-2 (Commission File No. 333-33081) that became effective on October 23, 1997 *

10.11	Extension Agreement of Data Processing Contract between Fiserv Solutions, Inc. and our bank dated May 12, 2000 extending the agreement between Fiserv Solutions, Inc. and our bank dated September 10, 1997, is incorporated by reference to exhibit 10.15 of our Form 10-K for the year ended December 31, 2000

EXHIBIT NO.	EXHIBIT DESCRIPTION

10.12	Extension Agreement of Data Processing Contract between Fiserv Solutions, Inc. and our bank dated November 21, 2002 extending the agreement between Fiserv Solutions, Inc. and our bank dated September 10, 1997, is incorporated by reference to exhibit 10.5 of our Form 10-K for the year ended December 31, 2002

10.13	Extension Agreement of Data Processing Contract between Fiserv Solutions, Inc. and our bank dated December 20, 2006 extending the agreements between Fiserv Solutions, Inc. and our bank dated September 10, 1997 and November 21, 2002 is incorporated by reference to exhibit 10.14 of our Form 10-K for the year ended December 31, 2007

10.14	Amended and Restated Employment Agreement dated as of October 18, 2001, among the company, our bank and Michael H. Price, is incorporated by reference to exhibit 10.22 of our Form 10-K for the year ended December 31, 2001 *

10.15	Employment Agreement dated as of October 18, 2001, among the company, our bank and Robert B. Kaminski, Jr., is incorporated by reference to exhibit 10.23 of our Form 10-K for the year ended December 31, 2001 *

10.16	Employment Agreement dated as of October 18, 2001, among the company, our bank and Charles E. Christmas, is incorporated by reference to exhibit 10.23 of our Form 10-K for the year ended December 31, 2001 *

10.17	Amendment to Employment Agreement dated as of October 17, 2002, among the company, our bank and Michael H. Price, is incorporated by reference to exhibit 10.22 of our Form 10-K for the year ended December 31, 2002 *

10.18	Amendment to Employment Agreement dated as of October 17, 2002, among the company, our bank and Robert B. Kaminski, Jr., is incorporated by reference to exhibit 10.23 of our Form 10-K for the year ended December 31, 2002 *

10.19	Amendment to Employment Agreement dated as of October 17, 2002, among the company, our bank and Charles E. Christmas, is incorporated by reference to exhibit 10.24 of our Form 10-K for the year ended December 31, 2002 *

10.20	Amendment to Employment Agreement dated as of October 28, 2004, among the company, our bank and Robert B. Kaminski, Jr., is incorporated by reference to exhibit 10.21 of our Form 10-K for the year ended December 31, 2004 *

10.21	Junior Subordinated Indenture between us and Wilmington Trust Company dated September 16, 2004 providing for the issuance of the Series A and Series B Floating Rate Junior Subordinated Notes due 2034 is incorporated by reference to exhibit 10.1 of our Form 8-K filed December 15, 2004

10.22	Amended and Restated Trust Agreement dated September 16, 2004 for Mercantile Bank Capital Trust I is incorporated by reference to exhibit 10.2 of our Form 8-K filed December 15, 2004

10.23	Placement Agreement between us, Mercantile Bank Capital Trust I, and SunTrust Capital Markets, Inc. dated September 16, 2004 is incorporated by reference to exhibit 10.3 of our Form 8-K filed December 15, 2004

10.24	Guarantee Agreement dated September 16, 2004 between Mercantile as Guarantor and Wilmington Trust Company as Guarantee Trustee is incorporated by reference to exhibit 10.4 of our Form 8-K filed December 15, 2004

10.25	Form of Agreement Amending Stock Option Agreement, dated November 17, 2005 issued under our 2004 Employee Stock Option Plan, is incorporated by reference to exhibit 10.1 of our Form 8-K filed December 14, 2005 *

EXHIBIT NO.	EXHIBIT DESCRIPTION

10.26	Second Amendment to Employment Agreement dated as of November 17, 2005, among the company, our bank and Michael H. Price is incorporated by reference to exhibit 10.29 of our Form 10-K for the year ended December 31, 2005 *

10.27	Third Amendment to Employment Agreement dated as of November 17, 2005, among the company, our bank and Robert B. Kaminski, Jr. is incorporated by reference to exhibit 10.30 of our Form 10-K for the year ended December 31, 2005 *

10.28	Second Amendment to Employment Agreement dated as of November 17, 2005, among the company, our bank and Charles E. Christmas is incorporated by reference to exhibit 10.31 of our Form 10-K for the year ended December 31, 2005 *

10.29	Form of Mercantile Bank of Michigan Amended and Restated Executive Deferred Compensation Agreement dated November 18, 2006, that has been entered into between our bank and each of Gerald R. Johnson, Jr., Michael H. Price, Robert B. Kaminski, Jr., Charles E. Christmas, and certain other officers of our bank is incorporated by reference to exhibit 10.34 of our Form 10-K for the year ended December 31, 2007 *

10.30	Form of First Amendment to the Mercantile Bank of Michigan Executive Deferred Compensation Agreement dated November 18, 2006, that has been entered into between our bank and each of Gerald R. Johnson, Jr., Michael H. Price, Robert B. Kaminski, Jr., Charles E. Christmas, and certain other officers of our bank, dated October 25, 2007 is incorporated by reference to exhibit 10.35 of our Form 10-K for the year ended December 31, 2007 *

10.31	Form of Second Amendment to the Mercantile Bank of Michigan Executive Deferred Compensation Agreement dated November 18, 2006, that has been entered into between our bank and each of Michael H. Price, Robert B. Kaminski, Charles E. Christmas, and certain other officers of our bank, dated October 23, 2008 is incorporated by reference to exhibit 10.34 of our Form 10-K for the year ended December 31, 2008 *

10.32	Form of Mercantile Bank of Michigan Split Dollar Agreement that has been entered into between our bank and each of Gerald R. Johnson, Jr., Michael H. Price, Robert B. Kaminski, Jr., Charles E. Christmas, and certain other officers of our bank is incorporated by reference to exhibit 10.33 of our Form 10-K for the year ended December 31, 2005 *

10.33	Director Fee Summary *

10.34	Stock Incentive Plan of 2006 is incorporated by reference to Appendix A of our proxy statement for our April 27, 2006 annual meeting of shareholders that was filed with the Securities and Exchange Commission *

10.35	Amendment and Restatement of Stock Incentive Plan of 2006 dated November 18, 2008 is incorporated by reference to exhibit 10.39 of our Form 10-K for the year ended December 31, 2008 *

10.36	Form of Notice of Grant of Incentive Stock Option and Stock Option Agreement for incentive stock options granted in 2006 under our Stock Incentive Plan of 2006 is incorporated by reference to exhibit 10.1 of our Form 8-K filed November 22, 2006 *

EXHIBIT NO.	EXHIBIT DESCRIPTION

10.37	Form of Notice of Grant of Incentive Stock Option and Stock Option Agreement for incentive stock options granted after 2006 under our Stock Incentive Plan of 2006 is incorporated by reference to exhibit 10.41 of our Form 10-K for the year ended December 31, 2007 *

10.38	Form of Restricted Stock Award Agreement Notification of Award and Terms and Conditions of Award for restricted stock granted in 2006 under our Stock Incentive Plan of 2006 is incorporated by reference to exhibit 10.2 of our Form 8-K filed November 22, 2006 *

10.39	Form of Restricted Stock Award Agreement Notification of Award and Terms and Conditions of Award for restricted stock granted after 2006 under our Stock Incentive Plan of 2006 is incorporated by reference to exhibit 10.43 of our Form 10-K for the year ended December 31, 2007 *

10.40	Mercantile Bank Corporation Employee Stock Purchase Plan of 2002 is incorporated by reference to exhibit 10.47 of our Form 10-K for the year ended December 31, 2008

10.41	First Amendment to Mercantile Bank Corporation Employee Stock Purchase Plan of 2002 is incorporated by reference to exhibit 4(c) of our Registration Statement on Form S-8 (Commission File No. 333-158280) that became effective on March 30, 2009

10.42	Second Amendment to Mercantile Bank Corporation Employee Stock Purchase Plan of 2002 is incorporated by reference to exhibit 4(d) of our Registration Statement on Form S-8 (Commission File No. 333-158280) that became effective on March 30, 2009

10.43	Letter Agreement, dated as of May 15, 2009, between Mercantile Bank Corporation and the United States Department of the Treasury, including the Securities Purchase Agreement – Standard Terms and Schedules is incorporated by reference to exhibit 10.1 of our Form 8-K filed May 15, 2009

10.44	Side Letter Agreement, dated as of May 15, 2009, between Mercantile Bank Corporation and the United States Department of the Treasury regarding the American Recovery and Reinvestment Act of 2009 is incorporated by reference to exhibit 10.2 of our Form 8-K filed May 15, 2009

10.45	Amendment to Employment Agreements, dated May 15, 2009, by and among Mercantile Bank Corporation, Mercantile Bank of Michigan, Michael H. Price, Robert B. Kaminski, Jr. and Charles E. Christmas is incorporated by reference to exhibit 10.3 of our Form 8-K filed May 15, 2009 *

10.46	Form of Waiver executed by each of Michael H. Price, Robert B. Kaminski, Jr. and Charles E. Christmas is incorporated by reference to exhibit 10.4 of our Form 8-K filed May 15, 2009

10.47	Warrant to Purchase Common Stock of Mercantile Bank Corporation, dated May 15, 2009 is incorporated by reference to exhibit 4.2 of our Form 8-K filed May 15, 2009

21	Subsidiaries of the company is incorporated by reference to exhibit 21 of our Form 10-K for the year ended December 31, 2008

23	Consent of BDO USA, LLP

31	Rule 13a-14(a) Certifications

32.1	Section 1350 Chief Executive Officer Certification

EXHIBIT NO.	EXHIBIT DESCRIPTION

32.2	Section 1350 Chief Financial Officer Certification

99.1	Certification of our principal executive officer and principal financial officer relating to our participation in the Capital Purchase Program of the Troubled Asset Relief Program

101	The following information from Mercantile’s Annual Report on Form 10-K for the year ended December 31, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Changes in Shareholders’ Equity, (iv) the Consolidated Statements of Cash Flows, and (v) the Notes to Consolidated Financial Statements **

*	Management contract or compensatory plan.
**	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.