Form 10-Q
period 2012-03-31
MERCANTILE BANK CORP
filed 2012-05-09
CIK 1042729

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

At May 9, 2012, there were 8,610,251 shares of Common Stock outstanding.

MERCANTILE BANK CORPORATION

MERCANTILE BANK CORPORATION

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

CONSOLIDATED BALANCE SHEETS

	March 31, 2012	December 31, 2011
	(Unaudited)	(Audited)
ASSETS
Cash and due from banks	$13,642,000	$12,402,000
Interest-bearing deposit balances	10,344,000	9,641,000
Federal funds sold	61,022,000	54,329,000

Total cash and cash equivalents	85,008,000	76,372,000

Securities available for sale	149,981,000	172,992,000
Federal Home Loan Bank stock	11,961,000	11,961,000

Loans	1,051,674,000	1,072,422,000
Allowance for loan losses	(30,943,000)	(36,532,000)

Loans, net	1,020,731,000	1,035,890,000

Premises and equipment, net	26,467,000	26,802,000
Bank owned life insurance	48,927,000	48,520,000
Accrued interest receivable	4,427,000	4,403,000
Other real estate owned and repossessed assets	13,506,000	15,282,000
Net deferred tax asset	25,105,000	26,013,000
Other assets	15,483,000	14,994,000

Total assets	$1,401,596,000	$1,433,229,000

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits
Noninterest-bearing	$151,617,000	$147,031,000
Interest-bearing	941,817,000	965,044,000

Total deposits	1,093,434,000	1,112,075,000

Securities sold under agreements to repurchase	57,440,000	72,569,000
Federal Home Loan Bank advances	45,000,000	45,000,000
Subordinated debentures	32,990,000	32,990,000
Other borrowed money	1,414,000	1,434,000
Accrued interest and other liabilities	4,234,000	4,162,000

Total liabilities	1,234,512,000	1,268,230,000

Shareholders’ equity
Preferred stock, no par value; 1,000,000 shares authorized; 21,000 shares outstanding at March 31, 2012 and at December 31, 2011	20,396,000	20,331,000
Common stock, no par value; 20,000,000 shares authorized; 8,608,544 shares outstanding at March 31, 2012 and 8,605,391 shares outstanding at December 31, 2011	172,872,000	172,841,000
Common stock warrant	1,138,000	1,138,000
Retained earnings (deficit)	(30,087,000)	(32,639,000)
Accumulated other comprehensive income	2,765,000	3,328,000

Total shareholders’ equity	167,084,000	164,999,000

Total liabilities and shareholders’ equity	$1,401,596,000	$1,433,229,000

See accompanying notes to consolidated financial statements.

1.

MERCANTILE BANK CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31, 2012	Three Months Ended March 31, 2011
Interest income
Loans, including fees	$13,813,000	$16,732,000
Securities, taxable	1,280,000	1,916,000
Securities, tax-exempt	422,000	475,000
Federal funds sold	32,000	30,000
Interest-bearing deposit balances	6,000	6,000

Total interest income	15,553,000	19,159,000

Interest expense
Deposits	3,008,000	4,634,000
Short-term borrowings	49,000	161,000
Federal Home Loan Bank advances	389,000	606,000
Other borrowings	238,000	309,000

Total interest expense	3,684,000	5,710,000

Net interest income	11,869,000	13,449,000

Provision for loan losses	0	2,200,000

Net interest income after provision for loan losses	11,869,000	11,249,000

Noninterest income
Service charges on accounts	386,000	422,000
Earnings on bank owned life insurance	407,000	439,000
Rental income from other real estate owned	212,000	186,000
Mortgage banking activities	299,000	132,000
Other income	630,000	573,000

Total noninterest income	1,934,000	1,752,000

Noninterest expense
Salaries and benefits	4,691,000	4,371,000
Occupancy	678,000	701,000
Furniture and equipment depreciation, rent and maintenance	308,000	303,000
Nonperforming asset costs	1,275,000	3,098,000
FDIC insurance costs	304,000	916,000
Other expense	2,398,000	2,192,000

Total noninterest expenses	9,654,000	11,581,000

Income before federal income tax expense	4,149,000	1,420,000

Federal income tax expense	1,269,000	0

Net income	2,880,000	1,420,000

Preferred stock dividends and accretion	328,000	332,000

Net income attributable to common shares	$2,552,000	$1,088,000

Basic earnings per share	$0.30	$0.13

Diluted earnings per share	$0.28	$0.12

Cash dividends per share	$0.00	$0.00

Average basic shares outstanding	8,605,484	8,599,166

Average diluted shares outstanding	8,991,422	8,884,675

See accompanying notes to consolidated financial statements.

2.

MERCANTILE BANK CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended March 31, 2012	Three Months Ended March 31, 2011

Net income	$2,880,000	$1,420,000

Other comprehensive income:
Change in net unrealized gain on securities available for sale, net of tax effect	(657,000)	(326,000)
Change in fair value of interest rate swap, net of tax effect	94,000	0

Other comprehensive income	(563,000)	(326,000)

Comprehensive income	$2,317,000	$1,094,000

See accompanying notes to consolidated financial statements.

3.

MERCANTILE BANK CORPORATION

CONSOLIDATED STATEMENTS OF

CHANGES IN SHAREHOLDERS’ EQUITY

(Unaudited)

($ in thousands)	Preferred Stock	Common Stock	Common Stock Warrant	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income	Total Shareholders’ Equity

Balances, January 1, 2012	$20,331	$172,841	$1,138	$(32,639)	$3,328	$164,999

Employee stock purchase plan (637 shares)		9				9

Stock option exercises (2,900 shares)		18				18

Stock-based compensation expense		4				4

Preferred stock dividends				(263)		(263)

Accretion of preferred stock	65			(65)		0

Net income for the period from January 1, 2012 through March 31, 2012				2,880		2,880

Change in net unrealized gain on securities available for sale, net of tax effect					(657)	(657)

Change in fair value of interest rate swap, net of tax effect					94	94

Balances, March 31, 2012	$20,396	$172,872	$1,138	$(30,087)	$2,765	$167,084

See accompanying notes to consolidated financial statements.

4.

MERCANTILE BANK CORPORATION

CONSOLIDATED STATEMENTS OF

CHANGES IN SHAREHOLDERS’ EQUITY (Continued)

(Unaudited)

($ in thousands)	Preferred Stock	Common Stock	Common Stock Warrant	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income	Total Shareholders’ Equity

Balances, January 1, 2011	$20,077	$172,677	$1,138	$(68,781)	$825	$125,936

Employee stock purchase plan (1,059 shares)		11				11

Stock option exercises (3,500 shares)		22				22

Dividend reinvestment plan (10 shares)		0				0

Stock-based compensation expense		22				22

Preferred stock dividends				(271)		(271)

Accretion of preferred stock	61			(61)		0

Net income for the period from January 1, 2011 through March 31, 2011				1,420		1,420

Change in net unrealized gain on securities available for sale, net of tax effect					(326)	(326)

Balances, March 31, 2011	$20,138	$172,732	$1,138	$(67,693)	$499	$126,814

See accompanying notes to consolidated financial statements.

5.

MERCANTILE BANK CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31, 2012	Three Months Ended March 31, 2011
Cash flows from operating activities
Net income	$2,880,000	$1,420,000
Adjustments to reconcile net income to net cash from operating activities
Depreciation and amortization	510,000	575,000
Provision for loan losses	0	2,200,000
Stock-based compensation expense	4,000	22,000
Proceeds from sales of mortgage loans held for sale	16,431,000	9,703,000
Origination of mortgage loans held for sale	(17,066,000)	(7,503,000)
Net gain from sales of mortgage loans held for sale	(253,000)	(91,000)
Net loss from sale and valuation write-down of foreclosed assets	158,000	574,000
Earnings on bank owned life insurance	(407,000)	(439,000)
Net change in:
Accrued interest receivable	(24,000)	57,000
Other assets	629,000	1,387,000
Accrued expenses and other liabilities	72,000	(218,000)

Net cash from operating activities	2,934,000	7,687,000

Cash flows from investing activities
Loan originations and payments, net	7,951,000	46,215,000
Purchases of:
Securities available for sale	(17,985,000)	(2,002,000)
Proceeds from:
Maturities, calls and repayments of available for sale securities	40,118,000	15,043,000
Proceeds from sales of foreclosed assets	9,714,000	2,187,000
Purchases of premises and equipment, net	(70,000)	(56,000)

Net cash from investing activities	39,728,000	61,387,000

Cash flows from financing activities
Net decrease in time deposits	(24,108,000)	(39,542,000)
Net increase in all other deposits	5,467,000	19,354,000
Net decrease in securities sold under agreements to repurchase	(15,129,000)	(36,158,000)
Proceeds from Federal Home Loan Bank advances	10,000,000	0
Maturities of Federal Home Loan Bank advances	(10,000,000)	0
Net decrease in other borrowed money	(20,000)	(71,000)
Proceeds from stock option exercises	18,000	22,000
Employee stock purchase plan	9,000	11,000
Payment of cash dividends on preferred stock	(263,000)	0

Net cash for financing activities	(34,026,000)	(56,384,000)

See accompanying notes to consolidated financial statements.

6.

MERCANTILE BANK CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(Unaudited)

	Three Months Ended March 31, 2012	Three Months Ended March 31, 2011

Net change in cash and cash equivalents	8,636,000	12,690,000
Cash and cash equivalents at beginning of period	76,372,000	64,198,000

Cash and cash equivalents at end of period	$85,008,000	$76,888,000

Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest	$4,420,000	$6,057,000
Federal income tax	0	0
Noncash financing and investing activities:
Transfers from loans to foreclosed assets	8,096,000	1,970,000
Preferred stock cash dividend accrued	134,000	937,000

See accompanying notes to consolidated financial statements.

7.

MERCANTILE BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation: The unaudited financial statements for the three months ended March 31, 2012 include the consolidated results of operations of Mercantile Bank Corporation and its consolidated subsidiaries. These subsidiaries include Mercantile Bank of Michigan (“our bank”) and our bank’s three subsidiaries, Mercantile Bank Mortgage Company, LLC (“our mortgage company”), Mercantile Bank Real Estate Co., LLC (“our real estate company”), and Mercantile Insurance Center, Inc. (“our insurance center”). These consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and Item 303(b) of Regulation S-K and do not include all disclosures required by accounting principles generally accepted in the United States of America for a complete presentation of our financial condition and results of operations. In the opinion of management, the information reflects all adjustments (consisting only of normal recurring adjustments) which are necessary in order to make the financial statements not misleading and for a fair presentation of the results of operations for such periods. The results for the period ended March 31, 2012 should not be considered as indicative of results for a full year. For further information, refer to the consolidated financial statements and footnotes included in our annual report on Form 10-K for the year ended December 31, 2011.

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

Approximately 38,000 unvested restricted shares were included in determining both basic and diluted earnings per share for the three months ended March 31, 2012. In addition, stock options and a stock warrant for approximately 45,000 and 616,000 shares of common stock, respectively, were included in determining diluted earnings per share for the three months ended March 31, 2012. Stock options for approximately 167,000 shares of common stock were antidilutive and not included in determining diluted earnings per share for the three months ended March 31, 2012.

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

Derivatives: Derivative financial instruments are recognized as assets or liabilities at fair value. The accounting for changes in the fair value of derivatives depends on the use of the derivatives and whether the derivatives qualify for hedge accounting. Used as part of our asset and liability management to help manage interest rate risk, our derivatives have historically consisted of interest rate swap agreements that qualified for hedge accounting. In February 2012, we entered into an interest rate swap agreement that does qualify for hedge accounting. However, in June 2011, we simultaneously purchased and sold an interest rate cap, a structure commonly referred to as a “cap corridor”, which does not qualify for hedge accounting. The current outstanding interest rate swap and cap corridor are discussed in more detail in Note 9. We do not use derivatives for trading purposes.

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

If designated as a hedge, we formally document the relationship between derivatives as hedged items, as well as the risk-management objective and the strategy for undertaking hedge transactions. This documentation includes linking cash flow hedges to specific assets and liabilities on the balance sheet. If designated as a hedge, we also formally assess, both at the hedge’s inception and on an ongoing basis, whether the derivative instruments that are used are highly effective in offsetting changes in cash flows of the hedged items. Ineffective hedge gains and losses are recognized immediately in current earnings as noninterest income or expense. We discontinue hedge accounting when we determine the derivative is no longer effective in offsetting changes in the cash flows of the hedged item, the derivative is settled or terminates, or treatment of the derivative as a hedge is no longer appropriate or intended.

(Continued)

10.

MERCANTILE BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	SIGNIFICANT ACCOUNTING POLICIES (Continued)

Adoption of New Accounting Standards: In April 2011, the FASB issued ASU 2011-03, Reconsideration of Effective Control for Repurchase Agreements, to improve financial reporting of repurchase agreements and other agreements that both entitle and obligate a transferor to repurchase or redeem financial assets on substantially the agreed upon terms. This ASU eliminates consideration of the transferor’s ability to fulfill its contractual rights and obligations from the criteria, as well as related implementation guidance (i.e., that it possesses adequate collateral to fund substantially all the cost of purchasing replacement financial assets), in determining effective control, even in the event of default by the transferee. Other criteria applicable to the assessment of effective control are not changed by this new guidance. This ASU became effective January 1, 2012. The adoption of this new ASU did not have a material effect on our results of operations or financial position.

In May 2011, the FASB issued ASU 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS, to align the fair value measurement and disclosure requirements in U.S. GAAP and International Financial Reporting Standards (“IFRSs”). Many of the amendments in this ASU will not result in a change in requirements but simply clarify existing requirements. The amendments in this ASU that do not change a principle or requirement for measuring fair value or disclosing information about fair value measurements include the following: (1) the ASU permits an exception for measuring fair value when a reporting entity manages its financial instruments on the basis of its net exposure, rather than gross exposure, to those risks; (2) the ASU clarifies that the application of premiums and discounts in a fair value measurement is related to the unit of account for the asset or liability being measured at fair value and specifically prohibits blockage discounts for Level 2 and 3 investments; and (3) the amendments expand fair value measurement disclosures. The more significant new disclosures include: (1) for all Level 3 fair value measurements, quantitative information about significant unobservable inputs used as well as a qualitative discussion about the sensitivity of recurring Level 3 fair value measurements; (2) transfers between Level 1 and Level 2 fair value measurements on a gross basis, including the reasons for those transfers; and (3) the categorization by level of the fair value hierarchy for items that are not measured at fair value in the balance sheet but for which the fair value is required to be disclosed (e.g., held-to-maturity securities and loans). The ASU is to be applied prospectively and became effective January 1, 2012. The adoption of this new ASU did not have a material effect on our results of operations or financial position.

(Continued)

11.

MERCANTILE BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	SIGNIFICANT ACCOUNTING POLICIES (Continued)

In June 2011, the FASB issued ASU 2011-05, Presentation of Comprehensive Income, to improve the comparability, consistency and transparency of financial reporting and to increase the prominence of items reported in other comprehensive income. The ASU eliminates the option to present components of other comprehensive income as part of the Statement of Changes in Shareholders’ Equity. Instead, all changes in shareholders’ equity must be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In the single continuous statement approach, the statement should present the components of net income and total net income, the components of other comprehensive income and total other comprehensive income, and a total for comprehensive income. In the two-statement approach, the first statement should present the components of net income and total net income followed consecutively by a second statement that should present the components of other comprehensive income, a total for other comprehensive income and a total for comprehensive income. Also known as “recycling,” companies will also be required to display reclassification adjustments and their effect on net income and other comprehensive income in the statement(s) in which they appear. The ASU does not change certain other current requirements including items that constitute net income and other comprehensive income. The ASU is to be applied retrospectively and became effective January 1, 2012. Beginning with this Form 10-Q, we have included the Consolidated Statements of Comprehensive Income.

(Continued)

12.

MERCANTILE BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

2.	SECURITIES

The amortized cost and fair value of available for sale securities and the related pre-tax gross unrealized gains and losses recognized in accumulated other comprehensive income (loss) are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
March 31, 2012
U.S. Government agency debt obligations	$70,734,000	$1,505,000	$(310,000)	$71,929,000
Mortgage-backed securities	28,833,000	2,478,000	0	31,311,000
Michigan Strategic Fund bonds	13,755,000	0	0	13,755,000
Municipal general obligation bonds	26,215,000	1,003,000	0	27,218,000
Municipal revenue bonds	4,300,000	107,000	0	4,407,000
Mutual funds	1,321,000	40,000	0	1,361,000

	$145,158,000	$5,133,000	$(310,000)	$149,981,000

December 31, 2011
U.S. Government agency debt obligations	$86,783,000	$1,872,000	$(59,000)	$88,596,000
Mortgage-backed securities	31,851,000	2,759,000	0	34,610,000
Michigan Strategic Fund bonds	16,700,000	0	0	16,700,000
Municipal general obligation bonds	26,212,000	1,097,000	0	27,309,000
Municipal revenue bonds	4,300,000	123,000	0	4,423,000
Mutual funds	1,312,000	42,000	0	1,354,000

	$167,158,000	$5,893,000	$(59,000)	$172,992,000

(Continued)

13.

MERCANTILE BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

2.	SECURITIES (Continued)

Securities with unrealized losses at March 31, 2012 and December 31, 2011, aggregated by investment category and length of time that individual securities have been in a continuous loss position, are as follows:

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss

March 31, 2012
U.S. Government agency debt obligations	$27,689,000	$(301,000)	$1,547,000	$(9,000)	$29,236,000	$(310,000)
Mortgage-backed securities	0	0	0	0	0	0
Michigan Strategic Fund bonds	0	0	0	0	0	0
Municipal general obligation bonds	0	0	0	0	0	0
Municipal revenue bonds	0	0	0	0	0	0
Mutual funds	0	0	0	0	0	0

	$27,689,000	$(301,000)	$1,547,000	$(9,000)	$29,236,000	$(310,000)

December 31, 2011
U.S. Government agency debt obligations	$9,765,000	$(33,000)	$9,526,000	$(26,000)	$19,291,000	$(59,000)
Mortgage-backed securities	0	0	0	0	0	0
Michigan Strategic Fund bonds	0	0	0	0	0	0
Municipal general obligation bonds	0	0	0	0	0	0
Municipal revenue bonds	0	0	0	0	0	0
Mutual funds	0	0	0	0	0	0

	$9,765,000	$(33,000)	$9,526,000	$(26,000)	$19,291,000	$(59,000)

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

At March 31, 2012, 20 debt securities with a fair value totaling $29.2 million have unrealized losses with aggregate depreciation of $0.3 million, or 0.2% from the amortized cost basis of total securities. At March 31, 2012, 210 debt securities and a mutual fund with a fair value totaling $101.0 million have unrealized gains with aggregate appreciation of $5.1 million, or 3.5% from the amortized cost basis of total securities. After we considered whether the securities were issued by the federal government or its agencies and whether downgrades by bond rating agencies had occurred, we determined that unrealized losses were due to changing interest rate environments. As we do not intend to sell our debt securities before recovery of their cost basis and we believe it is more likely than not that we will not be required to sell our debt securities before recovery of the cost basis, no declines are deemed to be other-than-temporary.

The amortized cost and fair value of debt securities at March 31, 2012, by contractual maturity, are shown below. The contractual maturity is utilized below for U.S. Government agency debt obligations and municipal bonds. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment fees. Securities not due at a single maturity date, primarily mortgage-backed securities, are shown separately.

The maturities of securities and their weighted average yields at March 31, 2012 are also shown in the following table. The yields for municipal securities are included at their tax equivalent yield.

	Weighted Average Yield	Amortized Cost	Fair Value

Due in 2012	6.47%	$1,878,000	$1,886,000
Due in 2013 through 2017	4.29	8,979,000	9,303,000
Due in 2018 through 2022	3.91	31,831,000	32,076,000
Due in 2023 and beyond	4.72	58,561,000	60,289,000
Mortgage-backed securities	5.16	28,833,000	31,311,000
Michigan Strategic Fund bonds	2.57	13,755,000	13,755,000
Mutual funds	2.58	1,321,000	1,361,000

	4.41%	$145,158,000	$149,981,000

(Continued)

15.

MERCANTILE BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

2.	SECURITIES (Continued)

At March 31, 2012, and December 31, 2011, the amortized cost of securities issued by the State of Michigan and all its political subdivisions totaled $30.5 million with estimated market values of $31.6 million and $31.7 million, respectively. Total securities of any other specific issuer, other than the U.S. Government and its agencies, did not exceed 10% of shareholders’ equity.

The carrying value of U.S. Government agency debt obligations and mortgage-backed securities that are pledged to secure repurchase agreements and letters of credit issued on behalf of our customers was $92.5 million and $109.0 million at March 31, 2012 and December 31, 2011, respectively. In addition, substantially all of our municipal bonds have been pledged to the Discount Window of the Federal Reserve Bank of Chicago. Investments in Federal Home Loan Bank stock are restricted and may only be resold or redeemed by the issuer.

3.	LOANS AND ALLOWANCE FOR LOAN LOSSES

Our total loans at March 31, 2012 were $1.05 billion compared to $1.07 billion at December 31, 2011, a decrease of $20.7 million, or 1.9%. The components of our loan portfolio disaggregated by class of loan within the loan portfolio segments at March 31, 2012 and December 31, 2011, and the percentage change in loans from the end of 2011 to the end of the first quarter of 2012, are as follows:

	March 31, 2012		December 31, 2011		Percent Increase (Decrease)
	Balance	%	Balance	%
Commercial:
Commercial and industrial	$259,705,000	24.7	$266,548,000	24.8%	(2.6)%
Vacant land, land development, and residential construction	61,262,000	5.8	63,467,000	5.9	(3.5)
Real estate – owner occupied	271,337,000	25.8	264,426,000	24.7	2.6
Real estate – non-owner occupied	319,157,000	30.3	334,165,000	31.2	(4.5)
Real estate – multi-family and residential rental	64,991,000	6.2	68,299,000	6.4	(4.8)

Total commercial	976,452,000	92.8	996,905,000	93.0	(2.1)

Retail:
Home equity and other	41,940,000	4.0	42,336,000	3.9	(0.9)
1-4 family mortgages	33,282,000	3.2	33,181,000	3.1	0.3

Total retail	75,222,000	7.2	75,517,000	7.0	(0.4)

Total loans	$1,051,674,000	100.0%	$1,072,422,000	100.0%	(1.9)%

(Continued)

16.

MERCANTILE BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

3.	LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

Nonperforming loans as of March 31, 2012 and December 31, 2011 were as follows:

	March 31, 2012	December 31, 2011

Loans past due 90 days or more still accruing interest	$0	$0
Nonaccrual loans	38,668,000	45,074,000

Total nonperforming loans	$38,668,000	$45,074,000

As discussed in the “Troubled Debt Restructurings” section of our Significant Accounting Policies, troubled debt restructurings can be in either accrual or nonaccrual status. Nonaccrual troubled debt restructurings are included in nonperforming loans whereas accruing troubled debt restructurings are generally excluded from nonperforming loans. At March 31, 2012 and December 31, 2011, there were no accruing troubled debt restructurings included in nonperforming loans.

The recorded principal balance of nonaccrual loans, including troubled debt restructurings, was as follows:

	March 31, 2012	December 31, 2011

Commercial:
Commercial and industrial	$4,662,000	$5,916,000
Vacant land, land development, and residential construction	2,562,000	3,448,000
Real estate – owner occupied	4,362,000	6,635,000
Real estate – non-owner occupied	17,074,000	24,169,000
Real estate – multi-family and residential rental	7,554,000	2,532,000

Total commercial	36,214,000	42,700,000

Retail:
Home equity and other	1,004,000	1,013,000
1-4 family mortgages	1,450,000	1,361,000

Total retail	2,454,000	2,374,000

Total nonaccrual loans	$38,668,000	$45,074,000

(Continued)

17.

MERCANTILE BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

3.	LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

An age analysis of past due loans is as follows as of March 31, 2012:

	30 – 59 Days Past Due	60 – 89 Days Past Due	Greater Than 89 Days Past Due	Total Past Due	Current	Total Loans	Recorded Balance > 89 Days and Accruing

Commercial:
Commercial and industrial	$254,000	$0	$1,924,000	$2,178,000	$257,527,000	$259,705,000	$0
Vacant land, land development, and residential construction	0	0	1,732,000	1,732,000	59,530,000	61,262,000	0
Real estate – owner occupied	1,303,000	0	1,463,000	2,766,000	268,571,000	271,337,000	0
Real estate – non-owner occupied	254,000	0	8,165,000	8,419,000	310,738,000	319,157,000	0
Real estate – multi-family and residential rental	59,000	0	972,000	1,031,000	63,960,000	64,991,000	0

Total commercial	1,870,000	0	14,256,000	16,126,000	960,326,000	976,452,000	0

Retail:
Home equity and other	19,000	0	243,000	262,000	41,678,000	41,940,000	0
1-4 family mortgages	129,000	0	523,000	652,000	32,630,000	33,282,000	0

Total retail	148,000	0	766,000	914,000	74,308,000	75,222,000	0

Total past due loans	$2,018,000	$0	$15,022,000	$17,040,000	$1,034,634,000	$1,051,674,000	$0

(Continued)

18.

MERCANTILE BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

3.	LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

An age analysis of past due loans is as follows as of December 31, 2011:

	30 – 59 Days Past Due	60 – 89 Days Past Due	Greater Than 89 Days Past Due	Total Past Due	Current	Total Loans	Recorded Balance > 89 Days and Accruing

Commercial:
Commercial and industrial	$0	$2,037,000	$2,284,000	$4,321,000	$262,227,000	$266,548,000	$0
Vacant land, land development, and residential construction	0	145,000	2,448,000	2,593,000	60,874,000	63,467,000	0
Real estate – owner occupied	85,000	786,000	2,836,000	3,707,000	260,719,000	264,426,000	0
Real estate – non-owner occupied	456,000	728,000	9,837,000	11,021,000	323,144,000	334,165,000	0
Real estate – multi-family and residential rental	42,000	443,000	957,000	1,442,000	66,857,000	68,299,000	0

Total commercial	583,000	4,139,000	18,362,000	23,084,000	973,821,000	996,905,000	0

Retail:
Home equity and other	46,000	0	242,000	288,000	42,048,000	42,336,000	0
1-4 family mortgages	274,000	133,000	445,000	852,000	32,329,000	33,181,000	0

Total retail	320,000	133,000	687,000	1,140,000	74,377,000	75,517,000	0

Total past due loans	$903,000	$4,272,000	$19,049,000	$24,224,000	$1,048,198,000	$1,072,422,000	$0

(Continued)

19.

MERCANTILE BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

3.	LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

Impaired loans were as follows as of March 31, 2012:

	Unpaid Contractual Principal Balance	Recorded Principal Balance	Related Allowance	Year-To-Date Average Recorded Principal Balance
With no related allowance recorded:

Commercial:
Commercial and industrial	$5,303,000	$3,410,000		$3,832,000
Vacant land, land development and residential construction	4,547,000	2,122,000		2,439,000
Real estate – owner occupied	5,753,000	3,787,000		3,679,000
Real estate – non-owner occupied	13,078,000	7,605,000		7,868,000
Real estate – multi-family and residential rental	1,816,000	857,000		764,000

Total commercial	30,497,000	17,781,000		18,582,000

Retail:
Home equity and other	1,000,000	723,000		725,000
1-4 family mortgages	1,308,000	699,000		714,000

Total retail	2,308,000	1,422,000		1,439,000

Total with no related allowance recorded	$32,805,000	$19,203,000		$20,021,000

(Continued)

20.

MERCANTILE BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

3.	LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

	Unpaid Contractual Principal Balance	Recorded Principal Balance	Related Allowance	Year-To-Date Average Recorded Principal Balance
With an allowance recorded:
Commercial:
Commercial and industrial	$4,052,000	$3,546,000	$1,763,000	$3,284,000
Vacant land, land development and residential construction	5,056,000	3,888,000	1,798,000	4,078,000
Real estate – owner occupied	6,576,000	5,662,000	2,295,000	6,351,000
Real estate – non-owner occupied	28,381,000	19,890,000	6,021,000	20,949,000
Real estate – multi-family and residential rental	13,489,000	10,553,000	2,734,000	11,862,000

Total commercial	57,554,000	43,539,000	14,611,000	46,524,000

Retail:
Home equity and other	285,000	226,000	213,000	228,000
1-4 family mortgages	640,000	530,000	199,000	465,000

Total retail	925,000	756,000	412,000	693,000

Total with an allowance recorded	$58,479,000	$44,295,000	$15,023,000	$47,217,000

Total impaired loans:
Commercial	$88,051,000	$61,320,000	$14,611,000	$65,106,000
Retail	3,233,000	2,178,000	412,000	2,132,000

Total impaired loans	$91,284,000	$63,498,000	$15,023,000	$67,238,000

Interest income of $0.3 million was recognized on impaired loans during the first quarter of 2012.

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

Loans by credit quality indicators were as follows as of March 31, 2012:

Commercial credit exposure – credit risk profiled by internal credit risk grades:

	Commercial and Industrial	Commercial Vacant Land, Land Development, and Residential Construction	Commercial Real Estate - Owner Occupied	Commercial Real Estate - Non-Owner Occupied	Commercial Real Estate - Multi-Family and Residential Rental

Internal credit risk grade groupings:
Grades 1 – 4	$167,519,000	$10,291,000	$155,000,000	$124,286,000	$26,546,000
Grades 5 – 7	85,360,000	45,238,000	105,824,000	148,430,000	29,227,000
Grades 8 – 9	6,826,000	5,733,000	10,513,000	46,441,000	9,218,000

Total commercial	$259,705,000	$61,262,000	$271,337,000	$319,157,000	$64,991,000

Retail credit exposure – credit risk profiled by collateral type:

	Retail Home Equity and Other	Retail 1-4 Family Mortgages

Total retail	$41,940,000	$33,282,000

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

(Continued)

26.

MERCANTILE BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

3.	LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

Activity in the allowance for loan losses and the recorded investments in loans as of and during the three months ended March 31, 2012 are as follows:

	Commercial Loans	Retail Loans	Unallocated	Total

Allowance for loan losses:
Beginning balance	$33,431,000	$3,019,000	$82,000	$36,532,000
Provision for loan losses	(99,000)	94,000	5,000	0
Charge-offs	(7,464,000)	(112,000)	0	(7,576,000)
Recoveries	1,940,000	47,000	0	1,987,000

Ending balance	$27,808,000	$3,048,000	$87,000	$30,943,000

Ending balance: individually evaluated for impairment	$14,611,000	$412,000	$0	$15,023,000

Ending balance: collectively evaluated for impairment	$13,197,000	$2,636,000	$87,000	$15,920,000

Total loans:
Ending balance	$976,452,000	$75,222,000		$1,051,674,000

Ending balance: individually evaluated for impairment	$61,320,000	$2,178,000		$63,498,000

Ending balance: collectively evaluated for impairment	$915,132,000	$73,044,000		$988,176,000

During the three months ended March 31, 2012, there were no purchases or sales of loans or reclassifications of loans held for sale.

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

(Continued)

28.

MERCANTILE BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

3.	LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

Loans modified as troubled debt restructurings during the three months ended March 31, 2012 were as follows:

	Number of Contracts	Pre- Modification Recorded Principal Balance	Post- Modification Recorded Principal Balance
Commercial:
Commercial and industrial	3	$583,000	$580,000
Vacant land, land development and residential construction	0	0	0
Real estate – owner occupied	3	1,046,000	1,045,000
Real estate – non-owner occupied	1	4,391,000	4,391,000
Real estate – multi-family and residential rental	0	0	0

Total commercial	7	6,020,000	6,016,000

Retail:
Home equity and other	0	0	0
1-4 family mortgages	0	0	0

Total retail	0	0	0

Total	7	$6,020,000	$6,016,000

The following loans, modified as troubled debt restructurings within the previous twelve months, became over 30 days past due within the three months ended March 31, 2012 (amounts as of period end):

	Number of Contracts	Recorded Principal Balance
Commercial:
Commercial and industrial	0	$0
Vacant land, land development and residential construction	0	0
Real estate – owner occupied	0	0
Real estate – non-owner occupied	0	0
Real estate – multi-family andresidential rental	0	0

Total commercial	0	0

Retail:
Home equity and other	0	0
1-4 family mortgages	0	0

Total retail	0	0

Total	0	$0

(Continued)

29.

MERCANTILE BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

3.	LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

In general, our policy dictates that a renewal or modification of an 8- or 9-rated loan meets the criteria of a troubled debt restructuring, although we review and consider all renewed and modified loans as part of our troubled debt restructuring assessment procedures. Loan relationships rated 8 contain significant financial weaknesses, resulting in a distinct possibility of loss, while relationships rated 9 reflect vital financial weaknesses, resulting in a highly questionable ability on our part to collect principal; we believe borrowers warranting such ratings would have difficulty obtaining financing from other market participants. Thus, due to the lack of comparable market rates for loans with similar risk characteristics, we believe 8- or 9-rated loans renewed or modified were done so at below market rates. Loans that are identified as troubled debt restructurings are considered impaired and are individually evaluated for impairment when assessing these credits in our allowance for loan losses calculation.

4.	PREMISES AND EQUIPMENT, NET

Premises and equipment are comprised of the following:

	March 31, 2012	December 31, 2011

Land and improvements	$8,531,000	$8,531,000
Buildings	24,528,000	24,528,000
Furniture and equipment	13,030,000	12,977,000

	46,089,000	46,036,000
Less: accumulated depreciation	19,622,000	19,234,000

Premises and equipment, net	$26,467,000	$26,802,000

Depreciation expense totaled $0.4 million during both the first quarter of 2012 and 2011.

(Continued)

30.

MERCANTILE BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

5.	DEPOSITS

Our total deposits at March 31, 2012 totaled $1.09 billion compared to $1.11 billion at December 31, 2011, a decrease of $18.6 million, or 1.7%. The components of our outstanding balances at March 31, 2012 and December 31, 2011, and percentage change in deposits from the end of 2011 to the end of the first quarter of 2012, are as follows:

	March 31, 2012		December 31, 2011		Percent Increase (Decrease)
	Balance	%	Balance	%

Noninterest-bearing demand	$151,617,000	13.8%	$147,031,000	13.2%	3.1%
Interest-bearing checking	176,857,000	16.2	179,770,000	16.2	(1.6)
Money market	151,532,000	13.8	145,402,000	13.1	4.2
Savings	31,266,000	2.9	32,468,000	2.9	(3.7)
Time, under $100,000	60,457,000	5.5	63,330,000	5.7	(4.5)
Time, $100,000 and over	214,948,000	19.7	213,548,000	19.2	0.7

	786,677,000	71.9	781,549,000	70.3	0.7

Out-of-area interest- bearing checking	25,007,000	2.3	26,142,000	2.3	(4.3)
Out-of-area time, under $100,000	12,090,000	1.1	18,457,000	1.7	(34.5)
Out-of-area time, $100,000 and over	269,660,000	24.7	285,927,000	25.7	(5.7)

	306,757,000	28.1	330,526,000	29.7	(7.2)

Total deposits	$1,093,434,000	100.0%	$1,112,075,000	100.0%	(1.7)%

6.	SHORT-TERM BORROWINGS

Information relating to our securities sold under agreements to repurchase follows:

	Three Months Ended	Twelve Months Ended
	March 31, 2012	December 31, 2011

Outstanding balance at end of period	$57,440,000	$72,569,000
Average interest rate at end of period	0.32%	0.31%

Average daily balance during the period	$64,716,000	$80,137,000
Average interest rate during the period	0.31%	0.51%

Maximum daily balance during the period	$73,054,000	$116,397,000

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

31.

MERCANTILE BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

7.	FEDERAL HOME LOAN BANK ADVANCES

Our outstanding balances at March 31, 2012 totaled $45.0 million and mature at varying dates from April 2012 through March 2017, with fixed rates of interest from 1.25% to 4.42% and averaging 3.13%. At December 31, 2011, outstanding balances totaled $45.0 million with maturities ranging from March 2012 through January 2014, with fixed rates of interest from 3.04% to 4.42% and averaging 3.57%.

Each advance is payable at its maturity date, and is subject to a prepayment fee if paid prior to the maturity date. The advances are collateralized by residential mortgage loans, first mortgage liens on multi-family residential property loans, first mortgage liens on commercial real estate property loans, and substantially all other assets of our bank, under a blanket lien arrangement. Our borrowing line of credit as of March 31, 2012 totaled about $89 million, with availability approximating $40 million.

Maturities of currently outstanding FHLB advances are as follows:

2012	$20,000,000
2013	10,000,000
2014	5,000,000
2015	0
2016	0
2017	10,000,000

8.	COMMITMENTS AND OFF-BALANCE SHEET RISK

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

These instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized, if any, in the balance sheet. Our bank’s maximum exposure to loan loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual notional amount of those instruments. Our bank uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments. Collateral, such as accounts receivable, securities, inventory, and property and equipment, is generally obtained based on our credit assessment of the borrower. If required, estimated loss exposure resulting from these instruments is expensed and is generally recorded as a liability. There was no reserve or liability balance for these instruments as of March 31, 2012. During 2011, we expensed $0.4 million through provision for loan losses in association with a particular standby letter of credit. Due to the nature of the transaction and the insignificant amount, the $0.4 million was included as a specific reserve within the allowance for loan losses as of December 31, 2011.

(Continued)

32.

MERCANTILE BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

8.	COMMITMENTS AND OFF-BALANCE SHEET RISK (Continued)

A summary of the contractual amounts of our financial instruments with off-balance sheet risk at March 31, 2012 and December 31, 2011 follows:

	March 31,	December 31,
	2012	2011

Commercial unused lines of credit	$176,412,000	$171,683,000
Unused lines of credit secured by 1 – 4 family residential properties	24,184,000	24,663,000
Credit card unused lines of credit	7,745,000	7,565,000
Other consumer unused lines of credit	3,054,000	3,367,000
Commitments to extend credit	54,666,000	30,929,000
Standby letters of credit	8,243,000	15,923,000

	$274,304,000	$254,130,000

Certain of our commercial loan customers have entered into interest rate swap agreements directly with our correspondent banks. To assist our commercial loan customers in these transactions, and to encourage our correspondent banks to enter into the interest rate swap transactions with minimal credit underwriting analyses on their part, we have entered into risk participation agreements with the correspondent banks whereby we agree to make payments to the correspondent banks owed by our commercial loan customers under the interest rate swap agreement in the event that our commercial loan customers do not make the payments. We are not a party to the interest rate swap agreements under these arrangements. As of March 31, 2012, the total notional amount of the underlying interest rate swap agreements was $25.3 million, with a net fair value from our commercial loan customers’ perspective of negative $3.8 million. These risk participation agreements are considered financial guarantees in accordance with applicable accounting guidance and are therefore recorded as liabilities at fair value, generally equal to the fees collected at the time of their execution. These liabilities are accreted into income during the term of the interest rate swap agreements, generally ranging from four to fifteen years.

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

33.

MERCANTILE BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

9.	HEDGING ACTIVITIES (Continued)

A majority of our assets are comprised of commercial loans on which the interest rates are variable; however, the interest rates on a significant portion of these loans will likely lag an increase in market interest rates under a rising interest rate environment. As of March 31, 2012, the Mercantile Bank Prime Rate, the index on which a significant portion of our commercial floating rate loans is based, was 4.50% compared to the Wall Street Journal Prime Rate of 3.25%. Historically, the two indices have been equal; however, we elected not to reduce the Mercantile Bank Prime Rate in late October and mid-December of 2008 when the Wall Street Journal Prime Rate declined by 50 and 75 basis points, respectively. It is our general intent to keep the Mercantile Bank Prime Rate unchanged until the Wall Street Journal Prime Rate equals the Mercantile Bank Prime Rate, at which time the two indices will likely remain equal in future periods. In addition, a majority of our floating rate loans, whether tied to the Mercantile Bank Prime Rate, Wall Street Journal Prime Rate or Libor rates, have interest rate floors that are currently higher than the indexed rate provides for. To help mitigate the negative impact to our net interest income in an increasing interest rate environment resulting from our cost of funds likely increasing at a higher rate than the yield on our assets, we may periodically enter into derivative financial instruments.

In June 2011, we simultaneously purchased and sold an interest rate cap with a correspondent bank, a structure commonly referred to as a “cap corridor.” The cap corridor, which does not qualify for hedge accounting, consisted of us purchasing a $100 million interest rate cap with a strike rate in close proximity to the then-current 30-Day Libor rate and selling a $100 million interest rate cap with a strike rate that is 125 basis points higher than the purchased interest rate cap strike rate. On the settlement date, the present value of the purchased interest rate cap was recorded as an asset, while the present value of the sold interest rate cap was recorded as a liability. At each month end, the recorded balances of the purchased and sold interest rate caps are adjusted to reflect the current present values, with the offsetting entry being recorded to interest income on commercial loans. We recorded a net decrease of $0.2 million during the first quarter of 2012 to interest income on commercial loans to reflect the net change in present values. Payments made or received under the purchased and sold interest rate cap contracts, if any, are also recorded to interest income on commercial loans. No such payments were made or received during the first quarter of 2012.

In February 2012, we entered into an interest rate swap agreement with a correspondent bank to hedge the floating rate on our trust preferred securities. Our $32.0 million of trust preferred securities have a rate equal to 90-Day Libor Rate plus a fixed spread of 218 basis points, and are subject to repricing quarterly. The interest rate swap agreement provides for us to pay our correspondent bank a fixed rate, while our correspondent bank will pay us the 90-Day Libor Rate on a $32.0 million notional amount. The quarterly re-set dates for the floating rate on the interest rate swap agreement are the same as the re-set dates for the floating rate on the trust preferred securities. While the trade date of the interest rate swap agreement was in February 2012, the effective date is not until January 2013, with a maturity date of January 2018. The interest rate swap agreement does qualify for hedge accounting; therefore, monthly fluctuations in the present value of the interest rate swap agreement, net of tax effect, are recorded to other comprehensive income (loss). As of March 31, 2012, the present value of the interest rate swap agreement, which is recorded as an asset, equaled $0.1 million. The present value of the interest rate swap agreement on the trade date was $0.

(Continued)

34.

MERCANTILE BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

10.	FAIR VALUES OF FINANCIAL INSTRUMENTS

Carrying amount, estimated fair value and level within the fair value hierarchy of financial instruments were as follows as of March 31, 2012 and December 31, 2011 (dollars in thousands):

	Level in Fair Value Hierarchy	March 31, 2012		December 31, 2011
		Carrying Values	Fair Values	Carrying Values	Fair Values

Financial assets:
Cash	Level 1	$1,451	$1,451	$1,311	$1,311
Cash equivalents	Level 2	83,557	83,557	75,061	75,061
Securities available for sale	(1)	149,981	149,981	172,992	172,992
Federal Home Loan Bank stock	Level 2	11,961	11,961	11,961	11,961
Loans, net	Level 3	1,020,731	1,016,931	1,035,890	1,035,164
Bank owned life insurance	Level 2	48,927	48,927	48,520	48,520
Accrued interest receivable	Level 2	4,427	4,427	4,403	4,403
Purchased interest rate cap	(1)	113	113	312	312
Interest rate swap	(1)	145	145	0	0

Financial liabilities:
Deposits	Level 2	1,093,434	1,096,568	1,112,075	1,117,803
Securities sold under agreements to repurchase	Level 2	57,440	57,440	72,569	72,569
Federal Home Loan Bank advances	Level 2	45,000	45,548	45,000	46,019
Subordinated debentures	Level 2	32,990	32,912	32,990	33,096
Accrued interest payable	Level 2	2,103	2,103	2,839	2,839
Sold interest rate cap	(1)	10	10	55	55

(1)	See Note 11 for a description of the fair value hierarchy as well as a disclosure of levels for classes of financial assets and liabilities.

Carrying amount is the estimated fair value for cash and cash equivalents, Federal Home Loan Bank stock, accrued interest receivable and payable, bank owned life insurance, demand deposits, securities sold under agreements to repurchase, and variable rate loans and deposits that reprice frequently and fully. Security fair values are based on market prices or dealer quotes, and if no such information is available, on the rate and term of the security and information about the issuer. For fixed rate loans and deposits and for variable rate loans and deposits with infrequent repricing or repricing limits, fair value is based on discounted cash flows using current market rates applied to the estimated life and credit risk. Fair value of subordinated debentures and Federal Home Loan Bank advances is based on current rates for similar financing. Fair value of interest rate caps and interest rate swap is determined primarily utilizing market-consensus forecasted yield curves. Fair value of off-balance sheet items is estimated to be nominal.

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

Securities held to maturity. Securities held to maturity are carried at amortized cost when we have the positive intent and ability to hold them to maturity. The fair value of held to maturity securities is based on quoted prices, if available. If quoted prices are not available, fair values are measured using independent pricing models. We had no securities held to maturity outstanding as of March 31, 2012 or December 31, 2011.

Mortgage loans held for sale. Mortgage loans held for sale are carried at the lower of aggregate cost or fair value and are measured on a nonrecurring basis. Fair value is based on independent quoted market prices, where applicable, or the prices for other mortgage whole loans with similar characteristics. As of March 31, 2012 and December 31, 2011, we determined that the fair value of our mortgage loans held for sale was similar to the cost; therefore, we carried the $3.3 million and $2.6 million, respectively, of such loans at cost so they are not included in the nonrecurring table below.

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

Derivatives. For interest rate cap contracts and interest rate swap agreements, we measure fair value utilizing models that use primarily market observable inputs, such as forecasted yield curves, and accordingly, interest rate cap contracts and interest rate swap agreements are classified as Level 2.

(Continued)

37.

MERCANTILE BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

11.	FAIR VALUES (Continued)

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The balances of assets and liabilities measured at fair value on a recurring basis as of March 31, 2012 are as follows:

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available for sale securities
U.S. Government agency debt obligations	$71,929,000	$0	$71,929,000	$0
Mortgage-backed securities	31,311,000	0	31,311,000	0
Michigan Strategic Fund bonds	13,755,000	0	13,755,000	0
Municipal general obligation bonds	27,218,000	0	27,218,000	0
Municipal revenue bonds	4,407,000	0	4,407,000	0
Mutual funds	1,361,000	0	1,361,000	0
Derivatives
Interest rate cap contracts	103,000	0	103,000	0
Interest rate swap agreement	145,000	0	145,000	0

Total	$150,229,000	$0	$150,229,000	$0

There were no transfers in or out of Level 1, Level 2 or Level 3 during the first three months of 2012.

(Continued)

38.

MERCANTILE BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

11.	FAIR VALUES (Continued)

The balances of assets and liabilities measured at fair value on a recurring basis as of December 31, 2011 are as follows:

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available for sale securities
U.S. Government agency debt obligations	$88,596,000	$0	$88,596,000	$0
Mortgage-backed securities	34,610,000	0	34,610,000	0
Michigan Strategic Fund bonds	16,700,000	0	16,700,000	0
Municipal general obligation bonds	27,309,000	0	27,309,000	0
Municipal revenue bonds	4,423,000	0	4,423,000	0
Mutual funds	1,354,000	0	1,354,000	0
Derivatives
Interest rate cap contracts	257,000	0	257,000	0

Total	$173,249,000	$0	$173,249,000	$0

There were no transfers in or out of Level 1, Level 2 or Level 3 during 2011.

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

The balances of assets and liabilities measured at fair value on a nonrecurring basis as of March 31, 2012 are as follows:

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Impaired loans (1)	$42,819,000	$0	$0	$42,819,000
Foreclosed assets (1)	13,506,000	0	0	13,506,000

Total	$56,325,000	$0	$0	$56,325,000

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

The prompt corrective action regulations provide five classifications, including well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized, although these terms are not used to represent overall financial condition. If an institution is not well capitalized, regulatory approval is required to accept brokered deposits. Subject to limited exceptions, no institution may make a capital distribution if, after making the distribution, it would be undercapitalized. If an institution is undercapitalized, it is subject to close monitoring by its principal federal regulator, its asset growth and expansion are restricted, and plans for capital restoration are required. In addition, further specific types of restrictions may be imposed on the institution at the discretion of the federal regulator. At March 31, 2012 and December 31, 2011, our bank was in the well capitalized category under the regulatory framework for prompt corrective action. There are no conditions or events since March 31, 2012 that we believe have changed our bank’s categorization.

(Continued)

40.

MERCANTILE BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

12.	REGULATORY MATTERS (Continued)

Our actual capital levels (dollars in thousands) and the minimum levels required to be categorized as adequately and well capitalized were:

	Actual		Minimum Required for Capital Adequacy Purposes		Minimum Required to be Well Capitalized Under Prompt Corrective Action Regulations
	Amount	Ratio	Amount	Ratio	Amount		Ratio
March 31, 2012
Total capital (to risk weighted assets)
Consolidated	$190,929	16.1%	$94,642	8.0%	$	NA	NA
Bank	190,523	16.1	94,575	8.0		118,219	10.0%
Tier 1 capital (to risk weighted assets)
Consolidated	175,942	14.9	47,321	4.0		NA	NA
Bank	175,546	14.9	47,288	4.0		70,931	6.0
Tier 1 capital (to average assets)
Consolidated	175,942	12.7	55,581	4.0		NA	NA
Bank	175,546	12.6	55,567	4.0		69,459	5.0
December 31, 2011
Total capital (to risk weighted assets)
Consolidated	$187,940	15.5%	$97,237	8.0%	$	NA	NA
Bank	188,378	15.5	97,203	8.0		121,504	10.0%
Tier 1 capital (to risk weighted assets)
Consolidated	172,469	14.2	48,619	4.0		NA	NA
Bank	172,910	14.2	48,602	4.0		72,902	6.0
Tier 1 capital (to average assets)
Consolidated	172,469	12.1	57,072	4.0		NA	NA
Bank	172,910	12.1	57,199	4.0		71,499	5.0

(Continued)

41.

MERCANTILE BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

12.	REGULATORY MATTERS (Continued)

Our consolidated capital levels as of March 31, 2012 and December 31, 2011 include $32.0 million of trust preferred securities issued by the trust in September 2004 and December 2004 subject to certain limitations. Under applicable Federal Reserve guidelines, the trust preferred securities constitute a restricted core capital element. The guidelines provide that the aggregate amount of restricted core elements that may be included in our Tier 1 capital must not exceed 25% of the sum of all core capital elements, including restricted core capital elements, net of goodwill less any associated deferred tax liability. Our ability to include the trust preferred securities in Tier 1 capital in accordance with the guidelines is not affected by the provision of the Dodd-Frank Act generally restricting such treatment, because (i) the trust preferred securities were issued before May 19, 2010, and (ii) our total consolidated assets as of December 31, 2009 were less than $15.0 billion. As of March 31, 2012 and December 31, 2011, all $32.0 million of the trust preferred securities were included in our consolidated Tier 1 capital.

Our and our bank’s ability to pay cash and stock dividends is subject to limitations under various laws and regulations and to prudent and sound banking practices. In April 2010, we suspended payments of cash dividends on our common stock.

On April 4, 2012, we announced via a Form 8-K filed with the SEC that we repurchased 50 percent of the $21.0 million in non-voting preferred stock issued in May 2009 to the U.S. Department of the Treasury under the Treasury’s Capital Purchase Program, as part of the Troubled Asset Relief Program. We consummated the repurchase of the preferred stock following approval from the Federal Reserve and consultation with the Federal Deposit Insurance Corporation. To fund the repurchase, our bank paid us a cash dividend of approximately $10.5 million on April 3, 2012. As part of the repurchase, we recorded a reduction of retained earnings of $0.3 million on April 4, 2012 for the accelerated discount on the preferred stock which was being amortized over an original period of five years from the issuance date of May 15, 2009. On a pro-forma basis, whereby we assume the repurchase and cash dividend transactions had been consummated on March 31, 2012, our and our bank’s regulatory capital ratios disclosed on the previous page would have declined by about 75 to 90 basis points.

42.

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

Future Factors include, among others, changes in interest rates and interest rate relationships; demand for products and services; the degree of competition by traditional and non-traditional competitors; changes in banking regulation or actions by bank regulators; changes in tax laws; changes in prices, levies, and assessments; the impact of technological advances; governmental and regulatory policy changes; the outcomes of contingencies; trends in customer behavior as well as their ability to repay loans; changes in local real estate values; changes in the national and local economies; and risk factors described in our annual report on Form 10-K for the year ended December 31, 2011 or in this report. These are representative of the Future Factors that could cause a difference between an ultimate actual outcome and a forward-looking statement.

Introduction

The following discussion compares the financial condition of Mercantile Bank Corporation and its consolidated subsidiaries, Mercantile Bank of Michigan (“our bank”), our bank’s three subsidiaries, Mercantile Bank Mortgage Company, LLC (“our mortgage company”), Mercantile Bank Real Estate Co., LLC (“our real estate company”) and Mercantile Insurance Center, Inc. (“our insurance company”), at March 31, 2012 and December 31, 2011 and the results of operations for the three months ended March 31, 2012 and March 31, 2011. This discussion should be read in conjunction with the interim consolidated financial statements and footnotes included in this report. Unless the text clearly suggests otherwise, references in this report to “us,” “we,” “our” or “the company” include Mercantile Bank Corporation and its consolidated subsidiaries referred to above.

Critical Accounting Policies

Accounting principles generally accepted in the United States of America are complex and require us to apply significant judgment to various accounting, reporting and disclosure matters. We must use assumptions and estimates to apply these principles where actual measurements are not possible or practical. Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our unaudited financial statements included in this report. For a discussion of our significant accounting policies, see Note 1 of the Notes to our Consolidated Financial Statements included on pages F-47 through F-54 in our Form 10-K for the fiscal year ended December 31, 2011 (Commission file number 000-26719). Our allowance for loan losses policy and accounting for income taxes are highly dependent upon subjective or complex judgments, assumptions and estimates. Changes in such estimates may have a significant impact on the financial statements, and actual results may differ from those estimates. We have reviewed the application of these policies with the Audit Committee of our Board of Directors.

43.

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

44.

MERCANTILE BANK CORPORATION

Accounting guidance requires that we assess whether a valuation allowance should be established against our deferred tax assets based on the consideration of all available evidence using a “more likely than not” standard. In making such judgments, we consider both positive and negative evidence and analyze changes in near-term market conditions as well as other factors which may impact future operating results. Significant weight is given to evidence that can be objectively verified. During 2011, we returned to pre-tax profitability for four consecutive quarters. Additionally, we experienced lower provision expense, continued declines in nonperforming assets and problem asset administration costs, a higher net interest margin, a further strengthening of our regulatory capital ratios and additional reductions in wholesale funding. This positive evidence allowed us to conclude that, as of December 31, 2011, it was more likely than not that we returned to sustainable profitability in amounts sufficient to allow for realization of our deferred tax assets in future years. Consequently, we reversed the valuation allowance that we had previously determined necessary to carry against our entire net deferred tax asset starting on December 31, 2009.

Financial Overview

Over the past several years, our earnings performance was negatively impacted by substantial provisions to the allowance as well as administrative costs associated with problem assets. Ongoing state, regional and national economic struggles negatively impacted some of our borrowers’ cash flows and underlying collateral values, leading to an elevated level of nonperforming assets, higher loan charge-offs and increased overall credit risk within our loan portfolio. We have worked with our borrowers to develop constructive dialogue to strengthen our relationships and enhance our ability to resolve complex issues. Although we have experienced significant improvement in our asset quality beginning in the latter part of 2010, in part due to modestly improving economic conditions, the environment for the banking industry will likely remain stressed until economic conditions further improve.

We recorded a net profit for the first quarter of 2012, our fifth consecutive quarterly net profit after over two years of quarterly losses. A significantly lower provision expense has primarily provided for the improved earnings performance; however, our improved earnings performance also reflects the many positive steps we have taken over the past several years to not only partially mitigate the impact of asset quality-related costs in the near term, but to benefit us on a longer-term basis as well. First, our net interest margin has improved as we have lowered local non-CD deposit rates and have replaced maturing higher-rate deposits and borrowed funds with lower-cost funds, while at the same time our commercial loan pricing initiatives have helped to offset the negative impact of a relatively high level of nonaccrual loans and more recently competitive loan pricing pressures. In addition, we are increasing our local deposit balances, reflecting the successful implementation of various initiatives, campaigns and product enhancements. The local deposit growth, combined with the reduction of loans outstanding, have provided for a substantial reduction of, and reliance on, wholesale funds. Next, our regulatory risk-based capital ratios have increased substantially, reflecting the impact of the net income recorded during the past five quarters, the sale of preferred stock under the Department of Treasury’s Capital Purchase Program and the reduction of loans outstanding, which have more than offset the impact of our net losses recorded during 2010 and 2009. Lastly, reductions in problem asset administration costs and Federal Deposit Insurance Corporation (“FDIC”) insurance assessments, combined with other cost-savings initiatives, have provided for a significantly reduced level of overhead costs.

45.

MERCANTILE BANK CORPORATION

Our asset quality metrics remain on an improving trend, and we are optimistic that the positive trend will continue. In aggregate dollar amounts, nonperforming asset levels have declined almost 56% since the peak level at March 31, 2010, and at March 31, 2012, were at the lowest level since September 30, 2008. Progress in the stabilization of economic and real estate market conditions has provided for numerous loan rating upgrades, significantly lower volumes of loan rating downgrades and reduced net loan charge-offs, allowing for substantially lower provision expense. We expect a continuation of improved market conditions will provide for lower future period provision expense and problem asset administration costs when compared to levels over the past several years.

Subsequent Events

On April 4, 2012, we announced via a Form 8-K filed with the SEC that we repurchased 50 percent of the $21.0 million in non-voting preferred stock issued in May 2009 to the U.S. Department of the Treasury under the Treasury’s Capital Purchase Program, as part of the Troubled Asset Relief Program. We consummated the repurchase of the preferred stock following approval from the Federal Reserve and consultation with the FDIC. To fund the repurchase, our bank paid us a cash dividend of approximately $10.5 million on April 3, 2012. On a pro-forma basis, whereby we assume the repurchase and cash dividend transactions had been consummated on March 31, 2012, our and our bank’s regulatory capital ratios disclosed in Note 12 would have declined by about 75 to 90 basis points.

Financial Condition

During the first three months of 2012, our total assets decreased $31.6 million, and totaled $1.40 billion as of March 31, 2012. The decline in total assets was comprised primarily of a $20.7 million reduction in total loans and a $23.0 million decrease in securities, more than offsetting an $8.6 million increase in cash and cash equivalents. Total deposits declined $18.6 million and securities sold under agreements to repurchase (“repurchase agreements”) decreased $15.1 million.

Our loan portfolio is primarily comprised of commercial loans. Commercial loans declined $20.5 million during the first three months of 2012, and at March 31, 2012 totaled $976.5 million, or 92.8% of the loan portfolio. The decline in outstanding balances primarily reflects the impact of a concerted effort on our part to reduce the level of nonperforming commercial loans and commercial loans on our watch list (i.e., loans internally graded 7 and 8 -— see Note 3 for additional information on our internal commercial loan grading program), as well as exposure to certain non-owner occupied commercial real estate (“CRE”) lending. We did extend credit to several new commercial loan relationships and saw increased activity from some of our existing commercial loan customers during the first quarter of 2012; however, due in part to the ongoing sluggishness in business activity in our markets, there was no net growth in our commercial loan portfolio during the quarter. During the first three months of 2012, commercial loans collateralized by owner-occupied CRE and construction loans to finance the building of owner-occupied CRE increased $6.9 million. During the same time period, nonperforming commercial loans declined $6.5 million and commercial loans collateralized by non-owner occupied CRE decreased $17.7 million. Our systematic approach to reducing our exposure to certain non-owner occupied CRE lending will be prolonged, given the nature of CRE lending and depressed economic conditions; however, we believe that such a reduction is in our best interest when taking into account the increased inherent credit risk and nominal deposit balances generally associated with the targeted borrowing relationships. Our commercial and industrial (“C&I”) loan portfolio declined $6.8 million during the first three months of 2012, primarily reflecting scheduled principal payments on equipment loans and limited new term debt requests. Commercial line of credit usage was relatively unchanged during the quarter. We would expect to see an increase in commercial line of credit usage and new term debt requests when economic conditions improve.

46.

MERCANTILE BANK CORPORATION

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

The following table summarizes our loans secured by real estate, excluding residential mortgage loans representing permanent financing of owner occupied dwellings and home equity lines of credit:

	3/31/12	12/31/11	9/30/11	6/30/11	3/31/11
Residential-Related:
Vacant Land	$12,837,000	$13,124,000	$13,264,000	$13,484,000	$16,321,000
Land Development	16,173,000	17,007,000	17,441,000	18,134,000	27,171,000
Construction	4,318,000	4,923,000	4,647,000	4,706,000	4,906,000

	33,328,000	35,054,000	35,352,000	36,324,000	48,398,000

Comm’l Non-Owner Occupied:
Vacant Land	9,255,000	10,555,000	11,082,000	12,639,000	13,669,000
Land Development	14,418,000	14,486,000	14,541,000	16,348,000	16,492,000
Construction	16,936,000	13,615,000	11,061,000	10,709,000	10,046,000
Commercial Buildings	357,128,000	376,805,000	397,279,000	429,708,000	484,629,000

	397,737,000	415,461,000	433,963,000	469,404,000	524,836,000

Comm’l Owner Occupied:
Construction	6,198,000	4,213,000	2,986,000	1,517,000	1,404,000
Commercial Buildings	273,376,000	268,479,000	269,776,000	264,848,000	273,739,000

	279,574,000	272,692,000	272,762,000	266,365,000	275,143,000

Total	$710,639,000	$723,207,000	$742,077,000	$772,093,000	$848,377,000

Residential mortgage loans and consumer loans declined in aggregate $0.3 million during the first three months of 2012, and at March 31, 2012, totaled $75.2 million, or 7.2% of the total loan portfolio. Although the residential mortgage loan and consumer loan portfolios may increase in future periods, we expect the commercial sector of the lending efforts and resultant assets to remain the dominant loan portfolio category.

47.

MERCANTILE BANK CORPORATION

Our credit policies establish guidelines to manage credit risk and asset quality. These guidelines include loan review and early identification of problem loans to provide appropriate loan portfolio administration. The credit policies and procedures are meant to minimize the risk and uncertainties inherent in lending. In following these policies and procedures, we must rely on estimates, appraisals and evaluations of loans and the possibility that changes in these could occur quickly because of changing economic conditions. Identified problem loans, which exhibit characteristics (financial or otherwise) that could cause the loans to become nonperforming or require restructuring in the future, are included on the internal watch list. Senior management and the Board of Directors review this list regularly. Market value estimates of collateral on impaired loans, as well as on foreclosed and repossessed assets, are reviewed periodically; however, we have a process in place to monitor whether value estimates at each quarter-end are reflective of current market conditions. Our credit policies establish criteria for obtaining appraisals and determining internal value estimates. We may also adjust outside and internal valuations based on identifiable trends within our markets, such as recent sales of similar properties or assets, listing prices and offers received. In addition, we may discount certain appraised and internal value estimates to address distressed market conditions.

The levels of net loan charge-offs and nonperforming assets have been elevated since early 2007. The substantial and rapid collapse of the residential real estate market that began in 2007 had a significant negative impact on the residential real estate development lending portion of our business. The resulting decline in real estate prices and slowdown in sales stretched the cash flow of our local developers and eroded the value of our underlying collateral, which caused elevated levels of nonperforming assets and net loan charge-offs. Since 2007, we have also witnessed stressed economic conditions in Michigan and throughout the country. The resulting decline in business revenue negatively impacted the cash flows of many of our borrowers, some to the point where loan payments became past due. In addition, real estate prices have fallen significantly, thereby exposing us to larger-than-typical losses in those instances where the sale of collateral is the primary source of repayment. Also during this time, we have seen deterioration in guarantors’ financial capacities to fund deficient cash flows and reduce or eliminate collateral deficiencies.

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

Throughout 2009, 2010, 2011 and the first three months of 2012, we saw a continuation of the stresses caused by the poor economic conditions, especially in the CRE markets. High vacancy rates or slow absorption have resulted in inadequate cash flow generated from some real estate projects we have financed, and have required guarantors to provide personal funds to make full contractual loan payments and pay other operating costs. In some cases, the guarantors’ cash and other liquid reserves have become seriously diminished. In other cases, sale of the collateral, either by the borrower or us, is our primary source of repayment.

We are, however, encouraged by the apparent credit quality stabilization within our loan portfolio that began during the latter part of 2010. After a period of significant and ongoing increases from 2007 through September 30, 2009, the level of nonperforming assets was relatively unchanged through June 30, 2010 and then has generally declined through the end of the 2012 first quarter.

48.

MERCANTILE BANK CORPORATION

Of particular note are the reduced level of additions to the nonperforming asset category and increased level of interest in, and sales of, foreclosed properties and assets securing nonperforming loans.

As of March 31, 2012, nonperforming assets totaled $52.2 million, or 3.7% of total assets, compared to $60.4 million (4.2% of total assets) and $76.1 million (4.8% of total assets) as of December 31, 2011 and March 31, 2011, respectively. The $8.2 million reduction during the first three months of 2012 and the $23.9 million decline during the twelve-month period ended March 31, 2012, are associated with assets in almost all major categories as reflected in the table below. As of March 31, 2012, nonperforming loans and foreclosed properties associated with the construction and development of residential real-estate totaled $5.0 million, reflecting reductions of $1.9 million and $11.5 million during the past three and twelve months, respectively. Nonperforming loans secured by, and foreclosed properties consisting of, owner occupied CRE properties totaled $7.7 million at March 31, 2012, reflecting reductions of $3.0 million and $5.7 million during the past three and twelve months, respectively.

The following table provides a breakdown of nonperforming assets by property type:

	3/31/12	12/31/11	9/30/11	6/30/11	3/31/11
Residential Real Estate:
Land Development	$3,762,000	$5,479,000	$8,139,000	$8,531,000	$14,252,000
Construction	1,242,000	1,397,000	1,418,000	2,089,000	2,268,000
Owner Occupied / Rental	6,437,000	7,138,000	7,737,000	8,996,000	8,893,000

	11,441,000	14,014,000	17,294,000	19,616,000	25,413,000

Commercial Real Estate:
Land Development	1,531,000	2,111,000	1,885,000	2,223,000	2,422,000
Construction	403,000	409,000	0	0	0
Owner Occupied	7,687,000	10,642,000	11,287,000	10,749,000	13,389,000
Non-Owner Occupied	28,954,000	30,106,000	22,435,000	25,526,000	30,086,000

	38,575,000	43,268,000	35,607,000	38,498,000	45,897,000

Non-Real Estate:
Commercial Assets	2,144,000	3,060,000	3,897,000	3,777,000	4,728,000
Consumer Assets	14,000	14,000	29,000	4,000	51,000

	2,158,000	3,074,000	3,926,000	3,781,000	4,779,000

Total	$52,174,000	$60,356,000	$56,827,000	$61,895,000	$76,089,000

49.

MERCANTILE BANK CORPORATION

The following table provides a reconciliation of nonperforming assets:

	1st Qtr	4th Qtr	3rd Qtr	2nd Qtr	1st Qtr
	2012	2011	2011	2011	2011

Beginning balance	$60,356,000	$56,827,000	$61,895,000	$76,089,000	$86,119,000
Additions	9,651,000	10,188,000	3,740,000	6,478,000	3,848,000
Returns to performing status	(737,000)	0	0	0	(766,000)
Principal payments	(5,533,000)	(2,115,000)	(5,058,000)	(12,067,000)	(5,555,000)
Sale proceeds	(9,282,000)	(3,038,000)	(2,670,000)	(2,547,000)	(2,085,000)
Loan charge-offs	(1,691,000)	(890,000)	(476,000)	(5,393,000)	(4,800,000)
Valuation write-downs	(590,000)	(616,000)	(604,000)	(665,000)	(672,000)

Total	$52,174,000	$60,356,000	$56,827,000	$61,895,000	$76,089,000

Net loan charge-offs during the first three months of 2012 totaled $5.6 million, or an annualized 2.1% of average total loans. For comparative purposes, net loan charge-offs equaled 1.4%, 2.4% and 2.2% of average loans during 2011, 2010 and 2009, respectively. Approximately 46% of the gross loan charge-offs during the first three months of 2012 represent the charge-off of specific reserves that were created through provision expense in prior periods, and about 61% is related to two non-owner occupied CRE loan relationships. Net loan charge-offs may remain elevated in the next several quarters compared to historical averages due to the higher volume of nonperforming loans and stressed economic conditions.

The following table provides a breakdown of net loan charge-offs (recoveries) by collateral type:

	$60,356,000	$60,356,000	$60,356,000	$60,356,000	$60,356,000
	1st Qtr	4th Qtr	3rd Qtr	2nd Qtr	1st Qtr
	2012	2011	2011	2011	2011

Residential Real Estate:
Land Development	$38,000	$15,000	$135,000	$2,496,000	$(2,000)
Construction	0	(90,000)	(11,000)	(9,000)	0
Owner Occupied / Rental	237,000	1,176,000	(187,000)	1,819,000	1,208,000

	275,000	1,101,000	(63,000)	4,306,000	1,206,000

Commercial Real Estate:
Land Development	103,000	(75,000)	47,000	(62,000)	(73,000)
Construction	0	0	0	0	0
Owner Occupied	793,000	68,000	(18,000)	755,000	1,436,000
Non-Owner Occupied	4,341,000	4,060,000	639,000	445,000	(40,000)

	5,237,000	4,053,000	668,000	1,138,000	1,323,000

Non-Real Estate:
Commercial Assets	81,000	(435,000)	(162,000)	(336,000)	2,794,000
Consumer Assets	(4,000)	0	26,000	(9,000)	126,000

	77,000	(435,000)	(136,000)	(345,000)	2,920,000

Total	$5,589,000	$4,719,000	$469,000	$5,099,000	$5,449,000

50.

MERCANTILE BANK CORPORATION

In each accounting period, we adjust the allowance to the amount we believe is necessary to maintain the allowance at an adequate level. Through the loan review and credit departments, we establish portions of the allowance based on specifically identifiable problem loans. The evaluation of the allowance is further based on, but not limited to, consideration of the internally prepared Allowance Analysis, loan loss migration analysis, composition of the loan portfolio, third party analysis of the loan administration processes and portfolio, and general economic conditions.

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

51.

MERCANTILE BANK CORPORATION

The most significant external environmental factor is the assessment of the current economic environment and the resulting implications on our commercial loan portfolio. Currently, we believe conditions remain stressed for non-owner occupied CRE; however, recent data and performance reflect a level of stability, and in some cases improvement, in the C&I class of our loan portfolio.

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

Reflecting the stressed economic conditions and resulting negative impact on our loan portfolio, we have substantially increased the allowance as a percent of the loan portfolio over the past several years. The allowance equaled $30.9 million, or 2.9% of total loans outstanding, as of March 31, 2012, compared to 3.4%, 3.6%, 3.1%, 1.5% and 1.4% at year-end 2011, 2010, 2009, 2008 and 2007, respectively. Approximately 55% of the decline in the level of allowance to total loans outstanding during the first quarter of 2012 reflects the charge-off of specific reserves that were created in prior periods, while the rest of the decline primarily results from commercial loan upgrades during the first quarter and reductions in most reserve allocation factors on non-impaired commercial loans resulting from the impact of lower net loan charge-offs in recent periods on our migration calculations. As of March 31, 2012, the allowance was comprised of $15.9 million in general reserves relating to non-impaired loans, $4.9 million in specific reserve allocations relating to nonaccrual loans, and $10.1 million in specific reserves on other loans, primarily accruing loans designated as troubled debt restructurings. Impaired loans with an aggregate carrying value of $26.8 million as of March 31, 2012 had been subject to previous partial charge-offs aggregating $26.5 million. Those partial charge-offs were recorded as follows: $6.3 million during the first three months of 2012, $6.7 million in 2011, $9.2 million in 2010, $3.4 million in 2009 and $0.9 million in 2008. As of March 31, 2012, specific reserves allocated to impaired loans that had been subject to a previous partial charge-off totaled $2.7 million.

Although we believe the allowance is adequate to absorb loan losses as they arise, there can be no assurance that we will not sustain loan losses in any given period that could be substantial in relation to, or greater than, the size of the allowance.

Securities decreased by $23.0 million during the first three months of 2012, totaling $161.9 million as of March 31, 2012. Proceeds from called U.S. Government agency bonds during the first three months of 2012 totaled $34.1 million, with another $3.0 million from principal paydowns on mortgage-backed securities and $2.9 million from paid-off and matured Michigan Strategic Fund bonds. Purchases during the first three months of 2012, consisting almost exclusively of U.S. Government agency bonds, totaled $18.0 million. At March 31, 2012, the portfolio was comprised of U.S. Government agency bonds (44%), U.S. Government agency issued or guaranteed mortgage-backed securities (19%), tax-exempt municipal general obligation and revenue bonds (20%), Michigan Strategic Fund bonds (9%), FHLB stock (7%) and mutual funds (1%). All of our securities, exclusive of FHLB stock, are currently designated as available for sale, and are therefore stated at fair value. The fair value of securities designated as available for sale at March 31, 2012 totaled $150.0 million, including a net unrealized gain of $4.8 million. We maintain the securities portfolio at levels to provide adequate pledging and secondary liquidity for our daily operations. In addition, the securities portfolio serves a primary interest rate risk management function.

52.

MERCANTILE BANK CORPORATION

FHLB stock totaled $12.0 million as of March 31, 2012, unchanged from December 31, 2011. Our investment in FHLB stock is necessary to engage in their advance and other financing programs. We received a quarterly cash dividend at a rate of 3.00% per annum during the first quarter of 2012 and at average rates of 2.50% and 2.00% per annum during 2011 and 2010, respectively, and we expect a cash dividend will continue to be paid in future quarters.

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

Federal funds sold, consisting of excess funds sold overnight to a correspondent bank, along with investments in interest-bearing deposits at correspondent and other banks, are used to manage daily liquidity needs and interest rate sensitivity. During the first three months of 2012, the average balance of these funds equaled $60.1 million, or 4.6% of average earning assets, compared to the 6.1%, 4.5% and 3.0% maintained during 2011, 2010 and 2009, respectively. The level maintained during these time periods is considerably higher than our historical average of less than 1.0%. Given the stressed market and economic conditions, we made the decision in early 2009 to operate with a higher than traditional balance of federal funds sold and interest-bearing deposits. Reflecting our improved operating performance and financial condition, along with modestly improved economic conditions, we did reduce the level of average federal funds sold during the first three months of 2012 when compared to the previous three years, and we currently expect to maintain a similar balance of federal funds sold for at least the remainder of 2012.

Premises and equipment at March 31, 2012 equaled $26.5 million, a decrease of $0.3 million during the first three months of 2012. Purchases of premises and equipment during the first three months of 2012 totaled only $0.1 million, while depreciation expense totaled $0.4 million. On December 30, 2009, all FDIC-insured financial institutions were required to prepay estimated FDIC deposit insurance assessments for the fourth quarter of 2009 and the years 2010, 2011 and 2012. The amount we paid equaled $16.3 million, which is being expensed over the future quarterly assessment periods. As of March 31, 2012, the balance of this prepaid asset was $9.1 million. Under current regulation, any unused portion of the amount prepaid remaining after payment of amounts due on June 30, 2013 will be returned to us by the FDIC.

Foreclosed and repossessed assets totaled $13.5 million at March 31, 2012, compared to $15.3 million on December 31, 2011. The $1.8 million decrease during the first three months of 2012 consisted of $9.7 million in sales proceeds and $0.2 million in valuation write-downs and net loss on sales, which were partially offset by $8.1 million in transfers from the loan portfolio. We expect foreclosed and repossessed assets to remain at elevated levels as we move through the stressed economic environment and in certain situations elect to foreclose or repossess collateral. The State of Michigan has a relatively protracted foreclosure process that generally takes six to twelve months before deed is obtained. While we expect further transfers from loans to foreclosed and repossessed assets in future periods reflecting our collection efforts on impaired lending relationships, we are hopeful that the increased sales activity we witnessed during the past several quarters will continue and limit the overall increase in and average balance of this nonperforming asset category.

53.

MERCANTILE BANK CORPORATION

Deposits decreased $18.6 million during the first three months of 2012, totaling $1.09 billion at March 31, 2012. Local deposits increased $5.1 million, while out-of-area deposits decreased $23.7 million. As a percent of total deposits, local deposits equaled 71.9% on March 31, 2012, compared to 70.3%, 60.0%, 48.3% and 29.4% on December 31, 2011, 2010, 2009 and 2008, respectively. In comparing balances as of March 31, 2012 to those at December 31, 2008, total deposits have declined by $506.1 million, consisting of a $316.3 million increase in local deposits and an $822.4 million decrease in out-of-area deposits. The decline in out-of-area deposits primarily results from the decline in total loans and the increase in local deposits. The increase in local deposits reflects various programs and initiatives we have implemented over the past several years, including: certificate of deposit campaign; implementation of several deposit-gathering initiatives in our commercial lending function; introduction of new deposit-related products and services; and the continuation of providing our customers with the latest in technological advances that give improved information, convenience and timeliness.

Noninterest-bearing checking deposit accounts further increased during the first three months of 2012, having increased during 2011 after remaining relatively stable over the prior several years. Noninterest-bearing checking accounts averaged $145.8 million during the first three months of 2012, compared to an average balance of $137.0 million during 2011, and $110 million to $120 million over the prior several years. A majority of the increase represents transfers from our repurchase agreement product, reflecting a change in rates offered on the repurchase agreement product whereby for certain lower-balance customers, maintaining their relationship with us in a noninterest-bearing checking account was less expensive for them than keeping their funds in the repurchase agreement product when taking into account the rate paid and fees assessed.

Local interest-bearing checking accounts, although declining slightly by $2.9 million during the first three months of 2012, are up $126.6 million since year-end 2008. Money market deposit accounts increased $6.1 million during the first three months of 2012, and are up $126.6 million since year-end 2008. The increases in both interest-bearing checking accounts and money market deposit accounts reflect our enhanced marketing program and relatively aggressive rates which resulted in many new individual, business and municipality deposits and increased balances from existing depositors, as well as transfers from maturing certificates of deposit. Savings deposits decreased $1.2 million during the first three months of 2012, and are down $18.7 million since year-end 2008. A vast majority of the decline in savings accounts reflect periodic deposits and withdrawals from several local municipal customers that tend to correspond with the receipt and use of property tax collections, as well as from certain municipal customers transferring funds from savings accounts to certificates of deposit, and individuals and businesses transferring funds from savings accounts to interest-bearing checking accounts and money market deposit accounts.

Certificates of deposit purchased by customers located within our market areas declined $1.5 million during the first three months of 2012, but have increased $40.8 million since year-end 2008. A majority of the increase since year-end 2008 reflects the aforementioned savings accounts transfers from certain municipal customers.

54.

MERCANTILE BANK CORPORATION

Deposits obtained from customers located outside of our market areas decreased $23.8 million during the first three months of 2012, and have declined $822.5 million since year-end 2008. As of March 31, 2012, out-of-area deposits totaled $306.8 million. Out-of-area deposits primarily consist of certificates of deposit obtained from depositors located outside our market areas and placed by deposit brokers for a fee, but also include certificates of deposit obtained from the deposit owners directly. The owners of out-of-area deposits include individuals, businesses and municipalities located throughout the United States. In addition, in early 2011 we established an interest-bearing checking account relationship with an out-of-area depositor engaged in the management of retirement accounts. This custodial relationship totaled $25.0 million as of March 31, 2012, and is expected to remain relatively stable in future periods. We expect this to be a long-term relationship. The significant decline in out-of-area deposits since year-end 2008 primarily reflects the influx of cash resulting from the reduction in total loans and from the increase in local deposits.

Repurchase agreements decreased $15.1 million during the first three months of 2012, totaling $57.4 million as of March 31, 2012. A majority of the decrease reflects seasonal declines in balances as business customers use funds for tax and bonus payments during the early part of the calendar year. Year-end balances are typically high points in this account. Repurchase agreements declined $44.4 million during 2011, a vast majority of which reflecting the aforementioned transfers to noninterest-bearing checking accounts. As part of our sweep account program, collected funds from certain business noninterest-bearing checking accounts are invested into over-night interest-bearing repurchase agreements. Such repurchase agreements are not deposit accounts and are not afforded federal deposit insurance.

FHLB advances were unchanged during the first three months of 2012, but are down $225.0 million since year-end 2008. As of March 31, 2012, FHLB advances totaled $45.0 million. The decline in FHLB advances since year-end 2008 primarily reflects the influx of cash resulting from the reduction in total loans and from the increase in local deposits. The FHLB advances are collateralized by residential mortgage loans, first mortgage liens on multi-family residential property loans, first mortgage liens on commercial real estate property loans, and substantially all other assets of our bank, under a blanket lien arrangement. Our borrowing line of credit as of March 31, 2012 totaled about $89 million, with availability approximating $40 million.

Liquidity

Liquidity is measured by our ability to raise funds through deposits, borrowed funds, capital or cash flow from the repayment of loans and securities. These funds are used to fund loans, meet deposit withdrawals, maintain reserve requirements and operate our company. Liquidity is primarily achieved through local and out-of-area deposits and liquid assets such as securities available for sale, matured and called securities, federal funds sold and interest-bearing balances. Asset and liability management is the process of managing our balance sheet to achieve a mix of earning assets and liabilities that maximizes profitability, while providing adequate liquidity.

To assist in providing needed funds, we have regularly obtained monies from wholesale funding sources. Wholesale funds, primarily comprised of deposits from customers outside of our market areas and advances from the FHLB, totaled $351.8 million, or 29.4% of combined deposits and borrowed funds, as of March 31, 2012, compared to $375.5 million, or 30.5% of combined deposits and borrowed funds as of December 31, 2011, and $1.41 billion, or 71.5% of combined deposits and borrowed funds as of December 31, 2008. The significant decline since year-end 2008 primarily reflects the influx of cash resulting from the reduction in total loans and from increased local deposits.

55.

MERCANTILE BANK CORPORATION

Although local deposits have generally increased as new business, municipality and individual deposit relationships are established and as existing customers increase the balances in their accounts, and we witnessed significant local deposit growth during the past several years, some reliance on wholesale funds will likely remain. As part of our current interest rate risk management strategy, virtually the entire amount of the approximate $85 million in wholesale funds obtained during the first three months of 2012 has a fixed interest rate and mature within three to five years, reflecting the fact that a majority of commercial loans we have extended since the beginning of 2011 have a fixed interest rate.

Wholesale funds are generally a lower all-in cost source of funds when compared to the interest rates that would have to be offered in our local markets to generate a commensurate level of funds. Interest rates paid on new out-of-area deposits and FHLB advances have historically been similar to interest rates paid on new certificates of deposit issued to local customers. In addition, the overhead costs associated with wholesale funds are considerably less than the overhead costs that would be incurred to attract and administer a similar level of local deposits, especially if the estimated costs of a needed expanded branching network were taken into account. We believe the relatively low overhead costs reflecting our limited branch network mitigate our reliance on wholesale funds and resulting negative impact on our net interest margin.

As part of our sweep account program, collected funds from certain business noninterest-bearing checking accounts are invested into over-night interest-bearing repurchase agreements. Such repurchase agreements are not deposit accounts and are not afforded federal deposit insurance. Repurchase agreements decreased $15.1 million during the first three months of 2012, totaling $57.4 million as of March 31, 2012. A majority of the decrease reflects seasonal declines in balances as business customers use funds for tax and bonus payments during the early part of the calendar year. Year-end balances are typically high points in this account. Repurchase agreements declined $44.4 million during 2011, a vast majority of which reflects the aforementioned transfers to noninterest-bearing checking accounts. Information regarding our repurchase agreements as of March 31, 2012 and during the first three months of 2012 is as follows:

Outstanding balance at March 31, 2012	$57,440,000
Weighted average interest rate at March 31, 2012	0.32%
Maximum daily balance three months ended March 31, 2012	$73,054,000
Average daily balance for three months ended March 31, 2012	$64,716,000
Weighted average interest rate for three months ended March 31, 2012	0.31%

As a member of the FHLB, we have access to the FHLB advance borrowing programs. FHLB advances were unchanged during the first three months of 2012, but are down $225.0 million since year-end 2008. As of March 31, 2012, FHLB advances totaled $45.0 million. The decline in FHLB advances since year-end 2008 primarily reflects the influx of cash resulting from the reduction in total loans and from the increase in local deposits. Based on available collateral at March 31, 2012, we could borrow an additional $40.0 million.

56.

MERCANTILE BANK CORPORATION

We also have the ability to borrow up to $38.0 million on a daily basis through correspondent banks using established unsecured federal funds purchased lines of credit. At no time during the first three months of 2012 did we access the federal funds purchased lines of credit; in fact, we have not accessed the lines of credit since January of 2010. In contrast, federal funds sold averaged $50.0 million during the first three months of 2012 and $78.6 million during all of 2011, with another $10.1 million invested in interest-bearing deposits at correspondent banks during the first three months of 2012 and $9.7 million during all of 2011. Given the stressed market and economic conditions, we made the decision in early 2009 to operate with a higher than traditional balance of federal funds sold and interest-bearing deposits. Reflecting our improved operating performance and financial condition, along with modestly improved economic conditions, we did reduce the level of average federal funds sold during the first three months of 2012 when compared to the previous three years, and we currently expect to maintain a similar balance of federal funds sold for at least the remainder of 2012. As a result, we expect the use of our federal funds purchased lines of credit, in at least the near future, will be rare, if at all.

We have a line of credit through the Discount Window of the Federal Reserve Bank of Chicago. Using a substantial majority of our tax-exempt municipal securities as collateral, we could have borrowed up to $26.6 million for terms of 1 to 28 days at March 31, 2012. We did not utilize this line of credit during the first three months of 2012 or at any time during 2011, 2010 or 2009, and do not plan to access this line of credit in future periods.

The following table reflects, as of March 31, 2012, significant fixed and determinable contractual obligations to third parties by payment date, excluding accrued interest:

	One Year	One to	Three to	Over
	or Less	Three Years	Five Years	Five Years	Total

Deposits without a stated maturity	$536,279,000	$0	$0	$0	$536,279,000
Certificates of deposit	300,646,000	130,903,000	125,606,000	0	557,155,000
Short-term borrowings	57,440,000	0	0	0	57,440,000
Federal Home Loan Bank advances	20,000,000	15,000,000	10,000,000	0	45,000,000
Subordinated debentures	0	0	0	32,990,000	32,990,000
Other borrowed money	0	0	0	1,414,000	1,414,000

In addition to normal loan funding and deposit flow, we must maintain liquidity to meet the demands of certain unfunded loan commitments and standby letters of credit. As of March 31, 2012, we had a total of $266.1 million in unfunded loan commitments and $8.2 million in unfunded standby letters of credit. Of the total unfunded loan commitments, $211.4 million were commitments available as lines of credit to be drawn at any time as customers’ cash needs vary, and $54.7 million were for loan commitments expected to close and become funded within the next twelve months. The level of commitments to make loans over the past several years had declined significantly when compared to historical levels, primarily reflecting stressed economic conditions; however, the $54.7 million level at March 31, 2012 is relatively high when compared to the levels over the past several years. The increase primarily reflects the impact of our improved operating performance and financial condition, expanded sales efforts and modestly improved economic conditions. We regularly monitor fluctuations in loan balances and commitment levels, and include such data in our overall liquidity management.

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

Capital Resources

Shareholders’ equity is a noninterest-bearing source of funds that can provide support for asset growth. Shareholders’ equity was $167.1 million at March 31, 2012, compared to $165.0 million at December 31, 2011. The $2.1 million increase during the first three months of 2012 is primarily due to net income attributable to common shares of $2.6 million, which was partially offset by a $0.7 million decline in the market value of our available for sale securities portfolio.

The increase in shareholders’ equity during the first three months of 2012 provided for improved regulatory capital ratios, and our bank remains “well capitalized”. As of March 31, 2012, our bank’s total risk-based capital ratio was 16.1%, compared to 15.5% at December 31, 2011. Our bank’s total regulatory capital, consisting of shareholders’ equity plus a portion of the allowance, increased by $2.1 million during the first three months of 2012, reflecting net income of $3.2 million, $1.6 million in cash dividends paid, a $1.0 million increase in eligible net deferred tax asset, and a reduction of $0.5 million in eligible allowance primarily due to a decline in total risk-weighted assets. In addition to the increased total regulatory capital, our bank’s total risk-based capital ratio increased due to a decline of $32.9 million in total risk-weighted assets, primarily resulting from a reduction in commercial loans. As of March 31, 2012, our bank’s total regulatory capital equaled $190.5 million, or approximately $72 million in excess of the 10.0% minimum which is among the requirements to be categorized as “well capitalized”. Our and our bank’s capital ratios as of March 31, 2012 and December 31, 2011 are disclosed in Note 12 of the Notes to Consolidated Financial Statements.

On April 4, 2012, we announced via a Form 8-K filed with the SEC that we repurchased 50 percent of the $21.0 million in non-voting preferred stock issued in May 2009 to the U.S. Department of the Treasury under the Treasury’s Capital Purchase Program, as part of the Troubled Asset Relief Program. We consummated the repurchase of the preferred stock following approval from the Federal Reserve and consultation with the FDIC. To fund the repurchase, our bank paid us a cash dividend of approximately $10.5 million on April 3, 2012. As part of the repurchase, we recorded a reduction of retained earnings of $0.3 million on April 4, 2012 for the accelerated discount on the preferred stock which was being amortized over an original period of five years from the issuance date of May 15, 2009. On a pro-forma basis, whereby we assume the repurchase and cash dividend transactions had been consummated on March 31, 2012, our and our bank’s regulatory capital ratios disclosed in Note 12 would have declined by about 75 to 90 basis points.

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

58.

MERCANTILE BANK CORPORATION

Results of Operations

We recorded net income attributable to common shares of $2.6 million, or $0.30 per basic share and $0.28 per diluted share, for the first quarter of 2012, compared to net income attributable to common shares of $1.1 million, or $0.13 per basic share and $0.12 per diluted share, for the first quarter of 2011. The establishment of a valuation allowance against our net deferred tax asset in the fourth quarter of 2009 and the reversal of the valuation allowance in the fourth quarter of 2011 distort 2012 and 2011 after-tax operating result comparisons. On a pre-tax basis, our net income for the first quarter of 2012 was $4.1 million, compared to net income of $1.4 million for the prior-year first quarter.

The improved pre-tax earnings performance in the first quarter of 2012 compared to the respective prior-year period primarily resulted from a lower provision to the allowance and decreased overhead costs. The decreased provision expense reflects lower volumes of loan rating downgrades and nonperforming loans and a higher volume of loan rating upgrades, as well as continued progress in the stabilization of economic and real estate market conditions and resulting collateral valuations. In addition, in many instances the reserve allocation factors for non-impaired commercial loans were lowered as higher loan charge-off periods were replaced with lower loan charge-off periods in the quarterly reserve migration calculations. The decline in overhead costs mainly resulted from decreased nonperforming asset costs and lower FDIC insurance premiums. A higher net interest margin, which partially mitigated the negative impact of a lower level of average earning assets, and increased noninterest income also contributed to the improved earnings performance in the first quarter of 2012 compared to prior-year first quarter.

Our earnings performance continues to be hindered by elevated costs associated with the administration and resolution of problem assets; however, these costs trended downward during 2011 and into 2012 as the level of nonperforming assets declined. Although decreasing, the level of nonperforming assets remains elevated when compared to pre-2007 reporting periods as a result of the state, regional and national economic struggles experienced over the past several years and related impact on certain of our borrowers. We expect continued reductions in nonperforming asset administration and resolution costs in future periods as the level of nonperforming assets continues to decline.

Interest income during the first quarter of 2012 was $15.6 million, a decrease of $3.6 million, or 18.8%, from the $19.2 million earned during the first quarter of 2011. The reduction in interest income is primarily attributable to a significant decrease in earning assets and, to a lesser extent, a declining yield on earning assets. During the first quarter of 2012, earning assets averaged $1.29 billion, a decline of $224.9 million, or 14.8%, from the $1.52 billion in average earning assets during the first quarter of 2011. Average loans were down $167.8 million, average securities decreased $59.9 million, average federal funds sold increased $2.4 million, and average interest-bearing deposit balances increased $0.4 million.

During the first quarter of 2012 and 2011, earning assets had a weighted average yield (tax equivalent-adjusted basis) of 4.87% and 5.16%, respectively. The decline in earning asset yield in the first quarter of 2012 compared to the prior-year first quarter resulted from a decreased yield on average loans, and to a much lesser degree, a change in average earning asset mix, most notably an increase in lower-yielding average federal funds sold as a percentage of average earning assets, and a decreased yield on average securities.

59.

MERCANTILE BANK CORPORATION

The yield on average loans was 5.20% in the first quarter of 2012 compared to 5.50% in the respective 2011 period. The lower yield on average loans in the first quarter of 2012 compared to the prior-year first quarter mainly resulted from a decreased yield on average commercial loans, which equaled 5.22% in the current-year first quarter compared to 5.53% in the respective prior-year period. The commercial loan yield was negatively impacted by the lowering of rates on certain commercial loans throughout 2011 and into 2012 as a result of borrowers warranting decreased loan rates due to improved financial performance, the renewal of certain maturing term loans at lower rates, and competitive pricing pressures. In addition, the commercial loan yield was negatively impacted by an ongoing interest rate risk management strategy implemented in early 2011 whereby certain commercial loan relationships are being converted from the Mercantile Bank Prime Rate to the Wall Street Journal Prime Rate; this strategy, which is discussed in Item 3 of Part I of this report, has a short-term negative impact on net interest income as the conversions generally involve interest rate reductions. The commercial loan yield in the first quarter of 2012 was also negatively impacted by a $154,000 net decline in the present values of the purchased and sold interest rate caps; excluding the impact of this net decline, the yield on average commercial loans was 5.28% and the yield on average total loans was 5.26% in the first quarter of 2012. Average loans equaled 82.3% of average earning assets during the first quarter of 2012, while average securities, federal funds sold, and interest-bearing deposit balances equaled 13.0%, 3.9%, and 0.8%, respectively. During the first quarter of 2011, average loans, securities, federal funds sold, and interest-bearing deposit balances represented 81.2%, 15.1%, 3.1%, and 0.6%, respectively, of average earning assets.

The yield on average securities was 4.43% in the first quarter of 2012 compared to 4.49% in the respective 2011 period. The lower yield on average securities in the first quarter of 2012 compared to the prior-year first quarter mainly resulted from a decreased yield on U.S. Government agency bonds, reflecting a decline in market rates. The yield on U.S. Government agency bonds was 4.19% in the first quarter of 2012 compared to 4.30% in the first quarter of 2011. Purchases of U.S. Government agency bonds with lower yields during the fourth quarter of 2011 and the first quarter of 2012 using proceeds received from called bonds of the same type negatively impacted the yield on average securities. The bond purchases were necessary to meet collateral requirements. Unaccreted discount of $0.1 million related to the called agency bonds was recognized as income during the first quarter of 2012; excluding this discount, the yield on U.S. Government agency bonds would have been 3.62% in the current-year first quarter.

Interest expense during the first quarter of 2012 was $3.7 million, a decrease of $2.0 million, or 35.5%, from the $5.7 million expensed during the first quarter of 2011. The reduction in interest expense in the first quarter of 2012 compared to the respective 2011 period is attributable to a decrease in the volume of average interest-bearing liabilities and a decline in the weighted average cost of interest-bearing liabilities.

During the first quarter of 2012, interest-bearing liabilities averaged $1.09 billion, or $252.2 million lower than average interest-bearing liabilities of $1.35 billion during the prior-year first quarter. Average interest-bearing deposits were down $186.8 million, while average short-term borrowings decreased $35.0 million, average FHLB advances decreased $20.0 million, and average other borrowings decreased $10.4 million.

60.

MERCANTILE BANK CORPORATION

During the first quarter of 2012 and 2011, interest-bearing liabilities had a weighted average rate of 1.35% and 1.72%, respectively. The lower weighted average cost of interest-bearing liabilities in the first quarter of 2012 compared to the prior-year first quarter was primarily due to the decline in market interest rates that began late in the third quarter of 2007 and continued through December of 2008 and a change in average interest-bearing liability mix, most notably decreases in higher-costing average certificates of deposit and FHLB advances and increases in certain lower-costing non-certificate of deposit accounts as a percentage of average interest-bearing liabilities. Market interest rates remained low during 2009, 2010, 2011, and the first three months of 2012. The lowering of interest rates on non-certificate of deposit accounts and repurchase agreements during the last six months of 2011 positively impacted the weighted average cost of interest-bearing liabilities in the first quarter of 2012 compared to the respective 2011 period. In addition, maturing fixed-rate certificates of deposit and FHLB advances were renewed at lower rates, replaced by lower-costing funds, or allowed to runoff during 2011 and the first three months of 2012.

Net interest income during the first quarter of 2012 was $11.9 million, a decrease of $1.6 million, or 11.7%, from the $13.5 million earned during the first quarter of 2011. The decrease in net interest income in the first quarter of 2012 compared to the first quarter of 2011 was due to a decrease in earning assets, which more than offset an increase in the net interest margin. Average total loans during the first quarter of 2012 declined $167.8 million, or 13.6%, compared to the prior-year first quarter, and average securities declined $59.9 million, or 26.2%, during the comparable time periods.

The net interest margin during the first quarter of 2012 was 3.73%, compared to 3.64% during the first quarter of 2011. Excluding the impact of the net decline in the present values of the purchased and sold interest rate caps, the net interest margin equaled 3.78% in the first quarter of 2012. The improved net interest margin in the first quarter of 2012 compared to the prior-year first quarter reflects a reduction in our cost of funds, which more than offset the decreased yield on earning assets. Although our yield on earning assets declined in the first quarter of 2012 compared to the respective prior-year period, our cost of funds declined at a significantly greater rate, resulting in the improved net interest margin. The lowering of interest rates on certain non-certificate of deposit accounts and repurchase agreements during the latter half of 2011 positively impacted the cost of funds. The cost of funds also decreased as a result of higher-costing matured certificates of deposit and FHLB advances being renewed at lower rates, replaced by lower-costing funds, or allowed to runoff.

The following table sets forth certain information relating to our consolidated average interest-earning assets and interest-bearing liabilities and reflects the average yield on assets and average cost of liabilities for the first quarter of 2012 and 2011. Such yields and costs are derived by dividing income or expense by the average daily balance of assets or liabilities, respectively, for the period presented. Tax-exempt securities interest income and yield have been computed on a tax equivalent basis using a marginal tax rate of 35%. Securities interest income was increased by $170,000 and $180,000 in the first quarter of 2012 and 2011, respectively, for this adjustment.

61.

MERCANTILE BANK CORPORATION

	Quarters ended March 31,
	2 0 1 2			2011
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
	(dollars in thousands)
ASSETS
Loans	$1,065,285	$13,813	5.20%	$1,233,037	$16,732	5.50%
Investment securities	169,033	1,872	4.43	228,965	2,571	4.49
Federal funds sold	50,008	32	0.25	47,622	30	0.25
Interest-bearing deposit balances	10,054	6	0.26	9,680	6	0.24

Total interest - earning assets	1,294,380	15,723	4.87	1,519,304	19,339	5.16

Allowance for loan losses	(35,909)			(45,471)
Other assets	151,482			129,049

Total assets	$1,409,953			$1,602,882

LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing deposits	$949,327	$3,008	1.27%	$1,136,116	$4,634	1.65%
Short-term borrowings	64,716	49	0.31	99,726	161	0.66
Federal Home Loan Bank advances	45,000	389	3.42	65,000	606	3.73
Other borrowings	34,405	238	2.74	44,765	309	2.76

Total interest-bearing liabilities	1,093,448	3,684	1.35	1,345,607	5,710	1.72

Noninterest-bearing deposits	145,821			125,475
Other liabilities	3,838			5,388
Shareholders’ equity	166,846			126,412

Total liabilities and shareholders’ equity	$1,409,953			$1,602,882

Net interest income		$12,039			$13,629

Net interest rate spread			3.52%			3.44%

Net interest spread on average assets			3.42%			3.45%

Net interest margin on earning assets			3.73%			3.64%

No provision expense was recorded during the first quarter of 2012, compared to provision expense of $2.2 million in the first quarter of 2011. The reduced provision expense reflects lower volumes of loan rating downgrades and nonperforming loans and a higher volume of loan rating upgrades, as well as continued progress in the stabilization of economic and real estate market conditions and resulting collateral valuations. In addition, in many instances the reserve allocation factors for non-impaired commercial loans were lowered as higher loan charge-off periods were replaced with lower loan charge-off periods in the quarterly reserve migration calculations. Net loan charge-offs of $5.6 million were recorded during the first quarter of 2012, compared to $5.4 million during the prior-year first quarter.

62.

MERCANTILE BANK CORPORATION

Of the $7.6 million in gross loans charged-off during the first three months of 2012, $3.4 million, or about 46%, represents the elimination of specific reserves that were established through provision expense in earlier periods. The allowance, as a percentage of total loans outstanding, was 2.94% as of March 31, 2012, compared to 3.41% as of December 31, 2011 and 3.49% as of March 31, 2011.

Noninterest income during the first quarter of 2012 was $1.9 million, an increase of $0.2 million, or 10.4%, from the $1.7 million earned during the first quarter of 2011. The increase in noninterest income in the 2012 period compared to the respective 2011 period was mainly due to higher residential mortgage banking fee income, reflecting increased activity due to lower mortgage interest rates.

Noninterest expense during the first quarter of 2012 was $9.7 million, a decrease of $1.9 million, or 16.6%, from the $11.6 million expensed during the first quarter of 2011. Nonperforming asset administration and resolution costs totaled $1.3 million during the first quarter of 2012, a decrease of $1.8 million, or 58.8%, from the $3.1 million in costs incurred during the first quarter of 2011. These costs remain elevated; however, the costs are expected to decrease further in future periods as the level of nonperforming assets continues to decline. FDIC insurance premiums were $0.3 million during the first quarter of 2012, compared to $0.9 million during the first quarter of 2011; the lower premiums primarily resulted from a decreased assessment rate, reflecting our improved financial condition and operating performance and the implementation of the FDIC’s revised risk-based assessment system on April 1, 2011.

During the first quarter of 2012, we recorded income before federal income tax of $4.1 million and a federal income tax expense of $1.3 million. During the first quarter of 2011, we recorded income before federal income tax of $1.4 million and no federal income tax expense. A federal income tax expense was recorded in the first quarter of 2012 as a result of the valuation allowance against our net deferred tax asset being reversed at year-end 2011.

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

63.

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

The following table depicts our GAP position as of March 31, 2012:

	Within	Three to	One to	After
	Three	Twelve	Five	Five
	Months	Months	Years	Years	Total
Assets:
Commercial loans (1)	$229,936,000	$160,164,000	$542,869,000	$23,105,000	$956,074,000
Residential real estate loans	35,364,000	9,330,000	36,899,000	10,617,000	92,210,000
Consumer loans	1,388,000	553,000	1,339,000	110,000	3,390,000
Securities (2)	28,963,000	22,000	38,587,000	94,370,000	161,942,000
Federal funds sold	61,022,000	0	0	0	61,022,000
Interest-bearing deposits	9,594,000	0	750,000	0	10,344,000
Allowance for loan losses	0	0	0	0	(30,943,000)
Other assets	0	0	0	0	147,557,000

Total assets	366,267,000	170,069,000	620,444,000	128,202,000	$1,401,596,000

Liabilities:
Interest-bearing checking	201,864,000	0	0	0	201,864,000
Savings deposits	31,266,000	0	0	0	31,266,000
Money market accounts	151,532,000	0	0	0	151,532,000
Time deposits under $100,000	11,524,000	30,478,000	30,545,000	0	72,547,000
Time deposits $100,000 & over	83,273,000	175,370,000	225,965,000	0	484,608,000
Short-term borrowings	57,440,000	0	0	0	57,440,000
Federal Home Loan Bank advances	20,000,000	0	25,000,000	0	45,000,000
Other borrowed money	34,404,000	0	0	0	34,404,000
Noninterest-bearing checking	0	0	0	0	151,617,000
Other liabilities	0	0	0	0	4,234,000

Total liabilities	591,303,000	205,848,000	281,510,000	0	1,234,512,000
Shareholders’ equity	0	0	0	0	167,084,000

Total liabilities & shareholders’ equity	591,303,000	205,848,000	281,510,000	0	$1,401,596,000

Net asset (liability) GAP	$(225,036,000)	$(35,779,000)	$338,934,000	$128,202,000

Cumulative GAP	$(225,036,000)	$(260,815,000)	$78,119,000	$206,321,000

Percent of cumulative GAP to total assets	(16.1%)	(18.6%)	5.6%	14.7%

(1)	Floating rate loans that are currently at interest rate floors are treated as fixed rate loans and are reflected using maturity date and not repricing frequency.
(2)	Mortgage-backed securities are categorized by average life calculations based upon prepayment trends as of March 31, 2012.

64.

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

We conducted multiple simulations as of March 31, 2012, in which it was assumed that changes in market interest rates occurred ranging from up 400 basis points to down 400 basis points in equal quarterly instalments over the next twelve months. The following table reflects the suggested impact on net interest income over the next twelve months in comparison to estimated net interest income based on our balance sheet structure, including the balances and interest rates associated with our specific loans, securities, deposits and borrowed funds, as of March 31, 2012. The resulting estimates are well within our policy parameters established to manage and monitor interest rate risk.

Interest Rate Scenario	Dollar Change In Net Interest Income	Percent Change In Net Interest Income

Interest rates down 400 basis points	$(2,830,000)	(6.1%)

Interest rates down 300 basis points	(2,490,000)	(5.4)

Interest rates down 200 basis points	(2,100,000)	(4.5)

Interest rates down 100 basis points	(1,540,000)	(3.3)

No change in interest rates	(300,000)	(0.7)

Interest rates up 100 basis points	1,160,000	2.5

Interest rates up 200 basis points	1,550,000	3.4

Interest rates up 300 basis points	2,030,000	4.4

Interest rates up 400 basis points	1,760,000	3.8

65.

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

As of March 31, 2012, the Mercantile Bank Prime Rate was 4.50% as compared to the Wall Street Journal Prime Rate of 3.25%. Historically, the two indices have been equal; however, we elected not to reduce the Mercantile Bank Prime Rate in late October and mid-December of 2008 when the Wall Street Journal Prime Rate declined by 50 and 75 basis points, respectively. In conducting our simulations since year-end 2008, we have made the assumption that the Mercantile Bank Prime Rate will remain unchanged until the Wall Street Journal Prime Rate equals the Mercantile Bank Prime Rate, at which time the two indices will remain equal in the increasing interest rate scenarios. One of our primary interest rate goals has been to reduce the negative impact this repricing gap will likely have on our net interest income in an increasing interest rate environment, for which we have devised two primary strategies. First, starting in early 2011, we started a program to convert certain commercial loan relationships from the Mercantile Bank Prime Rate to the Wall Street Journal Prime Rate. As of March 31, 2012, approximately 39% of our floating rate commercial loans were tied to the Wall Street Journal Prime Rate, compared to less than 5% at year-end 2010. Although this program has a short-term negative impact on net interest income as the conversion generally involves an interest rate reduction, it will have a positive impact on net interest income in a rising interest rate environment as the affected commercial loans will be subject to increased repricing sooner than otherwise. Second, in June of 2011, we entered into a two-year cap corridor that is addressed in Note 9, which as of March 31, 2012 would provide for a net increase in net interest income of $0.6 million, $1.0 million, $1.1 million and $1.2 million in the increasing interest rate environments of 100 basis points, 200 basis points, 300 basis points and 400 basis points, respectively. This financial impact is included in the table above.

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

Item 4. Controls and Procedures

As of March 31, 2012, an evaluation was performed under the supervision of and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of March 31, 2012. There have been no significant changes in our controls over financial reporting during the quarter ended March 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

66.

MERCANTILE BANK CORPORATION

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, we may be involved in various legal proceedings that are incidental to our business. In our opinion, we are not a party to any current legal proceedings that are material to our financial condition, either individually or in the aggregate.

Item 1A. Risk Factors.

There have been no material changes in our risk factors from those previously disclosed in our annual report on Form 10-K for the year ended December 31, 2011.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

We made no unregistered sale of equity securities, nor did we purchase our equity securities, during the quarter ended March 31, 2012.

In April 2010, our Board of Directors suspended payments of cash dividends on our common stock. Holders of our common stock are entitled to receive cash dividends to the extent that they are declared from time to time by our Board of Directors. Holders of our preferred stock are entitled to receive cash dividends in the amount provided for in our Articles of Incorporation, to the extent that they are declared by our Board of Directors. We may only pay cash dividends out of funds that are legally available for that purpose. We are a holding company and substantially all of our assets are held by our subsidiaries. Our ability to pay cash dividends to our shareholders depends primarily on our bank’s ability to pay cash dividends to us. Cash dividend payments and extensions of credit to us from our bank are subject to legal and regulatory limitations, generally based on capital levels and current and retained earnings, imposed by law and regulatory agencies with authority over our bank. The ability of our bank to pay cash dividends is also subject to its profitability, financial condition, capital expenditures and other cash flow requirements.

Also, in connection with our participation in the United States Treasury Department’s Capital Purchase Program, we agreed that we would not, without the Treasury Department’s consent, pay a cash dividend on our common stock, other than a regular quarterly dividend of not more than $0.04 per share. This limit on paying dividends without the Treasury Department’s consent remains in effect until the earlier of (i) May 15, 2012, or (ii) when all of the preferred stock that we sold to the Treasury Department has been redeemed by us or transferred by the Treasury Department to third parties. Our outstanding preferred stock was issued on May 15, 2009 pursuant to the Capital Purchase Program. The provisions of our Articles of Incorporation relating to our preferred stock preclude us from paying any cash dividends on our common stock if any dividends accrued on our preferred stock have not been declared and paid through the most recent dividend payment date. We are current in the payment of dividends on our preferred stock.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Not applicable.

67.

MERCANTILE BANK CORPORATION

Item 6. Exhibits

EXHIBIT NO.	EXHIBIT DESCRIPTION

3.1	Our Articles of Incorporation are incorporated by reference to Exhibit 3.1 of our Form 10-Q for the quarter ended June 30, 2009

3.2	Our Amended and Restated Bylaws dated as of January 16, 2003 are incorporated by reference to Exhibit 3.2 of our Registration Statement on Form S-3 (Commission File No. 333-103376) that became effective on February 21, 2003

31	Rule 13a-14(a) Certifications

32.1	Section 1350 Chief Executive Officer Certification

32.2	Section 1350 Chief Financial Officer Certification

101	The following financial information from Mercantile’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Shareholders’ Equity, (v) the Consolidated Statements of Cash Flows, and (vi) the Notes to Consolidated Financial Statements *

*	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

68.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 9, 2012.

MERCANTILE BANK CORPORATION

By:	/s/ Michael H. Price
Michael H. Price
Chairman of the Board, President and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Charles E. Christmas
Charles E. Christmas Senior Vice President, Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)

69.

EXHIBIT INDEX

EXHIBIT NO.	EXHIBIT DESCRIPTION

3.1	Our Articles of Incorporation are incorporated by reference to Exhibit 3.1 of our Form 10-Q for the quarter ended June 30, 2009

3.2	Our Amended and Restated Bylaws dated as of January 16, 2003 are incorporated by reference to Exhibit 3.2 of our Registration Statement on Form S-3 (Commission File No. 333-103376) that became effective on February 21, 2003

31	Rule 13a-14(a) Certifications

32.1	Section 1350 Chief Executive Officer Certification

32.2	Section 1350 Chief Financial Officer Certification

101	The following financial information from Mercantile’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Shareholders’ Equity, (v) the Consolidated Statements of Cash Flows, and (vi) the Notes to Consolidated Financial Statements *

*	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.