Form 10-Q
period 2012-09-30
MERCANTILE BANK CORP
filed 2012-11-08
CIK 1042729

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

At November 8, 2012, there were 8,638,591 shares of Common Stock outstanding.

MERCANTILE BANK CORPORATION

MERCANTILE BANK CORPORATION

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

CONSOLIDATED BALANCE SHEETS

	September 30, 2012	December 31, 2011
	(Unaudited)	(Audited)
ASSETS
Cash and due from banks	$15,311,000	$12,402,000
Interest-bearing deposit balances	10,672,000	9,641,000
Federal funds sold	78,012,000	54,329,000

Total cash and cash equivalents	103,995,000	76,372,000

Securities available for sale	135,660,000	172,992,000
Federal Home Loan Bank stock	11,961,000	11,961,000

Loans	1,035,288,000	1,072,422,000
Allowance for loan losses	(27,762,000)	(36,532,000)

Loans, net	1,007,526,000	1,035,890,000

Premises and equipment, net	26,100,000	26,802,000
Bank owned life insurance	49,690,000	48,520,000
Accrued interest receivable	3,939,000	4,403,000
Other real estate owned and repossessed assets	11,160,000	15,282,000
Net deferred tax asset	22,801,000	26,013,000
Other assets	15,532,000	14,994,000

Total assets	$1,388,364,000	$1,433,229,000

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits
Noninterest-bearing	$166,890,000	$147,031,000
Interest-bearing	940,676,000	965,044,000

Total deposits	1,107,566,000	1,112,075,000

Securities sold under agreements to repurchase	60,031,000	72,569,000
Federal Home Loan Bank advances	35,000,000	45,000,000
Subordinated debentures	32,990,000	32,990,000
Other borrowed money	1,433,000	1,434,000
Accrued interest and other liabilities	6,786,000	4,162,000

Total liabilities	1,243,806,000	1,268,230,000

Shareholders’ equity
Preferred stock, no par value; 1,000,000 shares authorized; 0 shares outstanding at September 30, 2012 and 21,000 shares outstanding at December 31, 2011	0	20,331,000
Common stock, no par value; 20,000,000 shares authorized; 8,635,070 shares outstanding at September 30, 2012 and 8,605,391 shares outstanding at December 31, 2011	166,728,000	172,841,000
Common stock warrant	0	1,138,000
Retained earnings (deficit)	(24,183,000)	(32,639,000)
Accumulated other comprehensive income	2,013,000	3,328,000

Total shareholders’ equity	144,558,000	164,999,000

Total liabilities and shareholders’ equity	$1,388,364,000	$1,433,229,000

See accompanying notes to consolidated financial statements.

1.

MERCANTILE BANK CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	Sept 30, 2012	Sept 30, 2011	Sept 30, 2012	Sept 30, 2011
Interest income
Loans, including fees	$13,386,000	$14,951,000	$40,653,000	$47,854,000
Securities, taxable	1,009,000	1,588,000	3,351,000	5,285,000
Securities, tax-exempt	319,000	439,000	1,109,000	1,368,000
Federal funds sold	46,000	60,000	116,000	138,000
Interest-bearing deposit balances	8,000	6,000	22,000	18,000

Total interest income	14,768,000	17,044,000	45,251,000	54,663,000

Interest expense
Deposits	2,728,000	4,040,000	8,581,000	13,007,000
Short-term borrowings	39,000	73,000	130,000	350,000
Federal Home Loan Bank advances	183,000	410,000	871,000	1,622,000
Other borrowings	234,000	226,000	705,000	782,000

Total interest expense	3,184,000	4,749,000	10,287,000	15,761,000

Net interest income	11,584,000	12,295,000	34,964,000	38,902,000

Provision for loan losses	(400,000)	1,100,000	(3,400,000)	5,000,000

Net interest income after provision for loan losses	11,984,000	11,195,000	38,364,000	33,902,000

Noninterest income
Services charges on accounts	378,000	405,000	1,142,000	1,228,000
Earnings on bank owned life insurance	378,000	452,000	1,170,000	1,340,000
Mortgage banking activities	447,000	195,000	1,021,000	453,000
Rental income from other real estate owned	270,000	208,000	806,000	599,000
Other income	584,000	544,000	1,792,000	1,639,000

Total noninterest income	2,057,000	1,804,000	5,931,000	5,259,000

Noninterest expense
Salaries and benefits	4,849,000	4,636,000	14,394,000	13,371,000
Occupancy	598,000	707,000	1,947,000	2,116,000
Furniture and equipment depreciation, rent and maintenance	282,000	305,000	888,000	912,000
Nonperforming asset costs	1,576,000	1,589,000	4,931,000	6,637,000
FDIC insurance costs	294,000	639,000	894,000	2,274,000
Other expense	2,586,000	2,099,000	7,389,000	6,689,000

Total noninterest expenses	10,185,000	9,975,000	30,443,000	31,999,000

Income before federal income tax expense	3,856,000	3,024,000	13,852,000	7,162,000

Federal income tax expense	1,240,000	0	4,365,000	0

Net income	2,616,000	3,024,000	9,487,000	7,162,000

Preferred stock dividends and accretion	0	342,000	1,030,000	1,011,000

Net income attributable to common shares	$2,616,000	$2,682,000	$8,457,000	$6,151,000

See accompanying notes to consolidated financial statements.

2.

MERCANTILE BANK CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS (Continued)

(Unaudited)

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	Sept 30, 2012	Sept 30, 2011	Sept 30, 2012	Sept 30, 2011
Basic earnings per share	$0.30	$0.31	$0.98	$0.72

Diluted earnings per share	$0.30	$0.30	$0.95	$0.69

Cash dividends per share	$0.00	$0.00	$0.00	$0.00

Average basic shares outstanding	8,622,719	8,604,263	8,612,831	8,602,654

Average diluted shares outstanding	8,653,751	8,868,122	8,896,728	8,875,025

See accompanying notes to consolidated financial statements.

3.

MERCANTILE BANK CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	Sept 30, 2012	Sept 30, 2011	Sept 30, 2012	Sept 30, 2011
Net income	$2,616,000	$3,024,000	$9,487,000	$7,162,000

Other comprehensive income:
Change in net unrealized gain on securities available for sale, net of tax effect	(124,000)	3,037,000	(596,000)	4,300,000
Change in fair value of interest rate swap, net of tax effect	(298,000)	0	(719,000)	0

Other comprehensive income	(422,000)	3,037,000	(1,315,000)	4,300,000

Comprehensive income	$2,194,000	$6,061,000	$8,172,000	$11,462,000

See accompanying notes to consolidated financial statements.

4.

MERCANTILE BANK CORPORATION

CONSOLIDATED STATEMENTS OF

CHANGES IN SHAREHOLDERS’ EQUITY

(Unaudited)

					Accumulated
			Common	Retained	Other	Total
	Preferred	Common	Stock	Earnings	Comprehensive	Shareholders’
($ in thousands)	Stock	Stock	Warrant	(Deficit)	Income	Equity
Balances, January 1, 2012	$20,331	$172,841	$1,138	$(32,639)	$3,328	$164,999
Repurchase of preferred stock	(21,000)					(21,000)
Preferred stock dividends				(362)		(362)
Accretion of preferred stock	669			(669)		0
Repurchase of common stock warrant		(6,327)	(1,138)			(7,465)
Employee stock purchase plan (1,743 shares)		29				29
Stock option exercises (47,007 shares)		488				488
Stock tendered for stock option exercises (18,718 shares)		(317)				(317)
Stock-based compensation expense		14				14
Net income for the period from January 1, 2012 through September 30, 2012				9,487		9,487
Change in net unrealized gain on securities available for sale, net of tax effect					(596)	(596)
Change in fair value of interest rate swap, net of tax effect					(719)	(719)

Balances, September 30, 2012	$0	$166,728	$0	$(24,183)	$2,013	$144,558

See accompanying notes to consolidated financial statements.

5.

MERCANTILE BANK CORPORATION

CONSOLIDATED STATEMENTS OF

CHANGES IN SHAREHOLDERS’ EQUITY (Continued)

(Unaudited)

					Accumulated
			Common	Retained	Other	Total
	Preferred	Common	Stock	Earnings	Comprehensive	Shareholders’
($ in thousands)	Stock	Stock	Warrant	(Deficit)	Income	Equity
Balances, January 1, 2011	$20,077	$172,677	$1,138	$(68,781)	$825	$125,936
Preferred stock dividends				(822)		(822)
Accretion of preferred stock	189			(189)		0
Employee stock purchase plan (3,531 shares)		30				30
Stock option exercises (8,800 shares)		55				55
Dividend reinvestment plan (644 shares)		6				6
Stock-based compensation expense		66				66
Net income for the period from January 1, 2011 through September 30, 2011				7,162		7,162
Change in net unrealized gain on securities available for sale, net of tax effect					4,300	4,300

Balances, September 30, 2011	$20,266	$172,834	$1,138	$(62,630)	$5,125	$136,733

See accompanying notes to consolidated financial statements.

6.

MERCANTILE BANK CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months	Nine Months
	Ended	Ended
	Sept 30, 2012	Sept 30, 2011
Cash flows from operating activities
Net income	$9,487,000	$7,162,000
Adjustments to reconcile net income to net cash from operating activities
Depreciation and amortization	1,669,000	1,694,000
Provision for loan losses	(3,400,000)	5,000,000
Stock-based compensation expense	14,000	66,000
Proceeds from sales of mortgage loans held for sale	57,233,000	29,603,000
Origination of mortgage loans held for sale	(62,347,000)	(31,349,000)
Net gain from sales of mortgage loans held for sale	(853,000)	(338,000)
Net loss from sale and valuation write-down of foreclosed assets	1,817,000	1,318,000
Earnings on bank owned life insurance	(1,170,000)	(1,340,000)
Net change in:
Accrued interest receivable	464,000	1,055,000
Other assets	2,638,000	2,599,000
Accrued expenses and other liabilities	1,652,000	173,000

Net cash from operating activities	7,204,000	15,643,000
Cash flows from investing activities
Loan originations and payments, net	27,283,000	149,809,000
Purchases of:
Securities available for sale	(45,973,000)	(3,072,000)
Proceeds from:
Maturities, calls and repayments of available for sale securities	82,580,000	55,179,000
Redemption of Federal Home Loan Bank stock	0	2,384,000
Proceeds from sales of foreclosed assets	12,753,000	7,921,000
Purchases of premises and equipment, net	(415,000)	(222,000)

Net cash from investing activities	76,228,000	211,999,000
Cash flows from financing activities
Net decrease in time deposits	(43,811,000)	(133,202,000)
Net increase in all other deposits	39,302,000	44,703,000
Net decrease in securities sold under agreements to repurchase	(12,538,000)	(47,639,000)
Proceeds from Federal Home Loan Bank advances	20,000,000	0
Maturities and prepayments of Federal Home Loan Bank advances	(30,000,000)	(20,000,000)
Maturities of wholesale repurchase agreements	0	(10,000,000)
Net decrease in other borrowed money	(1,000)	(90,000)
Repurchase of preferred stock	(21,000,000)	0
Repurchase of common stock warrant	(7,465,000)	0
Proceeds from stock option exercises, net of cashless exercises	171,000	55,000
Employee stock purchase plan	29,000	30,000
Dividend reinvestment plan	0	6,000
Payment of cash dividends on preferred stock	(496,000)	0

Net cash for financing activities	(55,809,000)	(166,137,000)

See accompanying notes to consolidated financial statements.

7.

MERCANTILE BANK CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(Unaudited)

	Nine Months	Nine Months
	Ended	Ended
	Sept 30, 2012	Sept 30, 2011
Net change in cash and cash equivalents	27,623,000	61,505,000
Cash and cash equivalents at beginning of period	76,372,000	64,198,000

Cash and cash equivalents at end of period	$103,995,000	$125,703,000

Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest	$11,157,000	$15,503,000
Federal income tax	0	0
Noncash financing and investing activities:
Transfers from loans to foreclosed assets	10,448,000	9,851,000
Preferred stock cash dividend accrued	0	1,488,000

See accompanying notes to consolidated financial statements.

8.

MERCANTILE BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation: The unaudited condensed consolidated financial statements include the results of operations of Mercantile Bank Corporation and its consolidated subsidiaries. These subsidiaries include Mercantile Bank of Michigan (“our bank”) and our bank’s three subsidiaries, Mercantile Bank Mortgage Company, LLC (“our mortgage company”), Mercantile Bank Real Estate Co., LLC (“our real estate company”), and Mercantile Insurance Center, Inc. (“our insurance center”). These condensed consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and do not include all disclosures required by accounting principles generally accepted in the United States of America for a complete presentation of our financial condition and results of operations. In the opinion of management, the information reflects all adjustments (consisting only of normal recurring adjustments) which are necessary in order to make the financial statements not misleading and for a fair presentation of the results of operations for such periods. The results for the period ended September 30, 2012 should not be considered as indicative of results for a full year. For further information, refer to the consolidated financial statements and footnotes included in our annual report on Form 10-K for the year ended December 31, 2011.

We formed a business trust, Mercantile Bank Capital Trust I (“the trust”), in 2004 to issue trust preferred securities. We issued subordinated debentures to the trust in return for the proceeds raised from the issuance of the trust preferred securities. The trust is not consolidated, but instead we report the subordinated debentures issued to the trust as a liability.

Earnings Per Share: Basic earnings per share is based on the weighted average number of common shares and participating securities outstanding during the period. Diluted earnings per share include the dilutive effect of additional potential common shares issuable under our stock-based compensation plans and our common stock warrant through the date we repurchased the warrant as disclosed in Note 12, and are determined using the treasury stock method. Our unvested restricted shares, which contain non-forfeitable rights to dividends whether paid or accrued (i.e., participating securities), are included in the number of shares outstanding for both basic and diluted earnings per share calculations. In the event of a net loss, our unvested restricted shares are excluded from the calculation of both basic and diluted earnings per share.

Approximately 38,000 unvested restricted shares were included in determining both basic and diluted earnings per share for the three and nine months ended September 30, 2012. In addition, stock options for approximately 26,000 and 21,000 shares of common stock were included in determining diluted earnings per share for the three and nine months ended September 30, 2012, respectively. Also, our stock warrant for approximately 616,000 shares of common stock was included in determining diluted earnings per share for the three and nine months ended September 30, 2012 taking into account our full repurchase of said stock warrant on July 3, 2012. Stock options for approximately 137,000 and 142,000 shares of common stock were antidilutive and not included in determining diluted earnings per share for the three and nine months ended September 30, 2012.

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

The amortized cost and fair value of available for sale securities and the related pre-tax gross unrealized gains and losses recognized in accumulated other comprehensive income (loss) are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
September 30, 2012
U.S. Government agency debt obligations	$69,413,000	$1,395,000	$(79,000)	$70,729,000
Mortgage-backed securities	23,004,000	2,280,000	0	25,284,000
Michigan Strategic Fund bonds	11,255,000	0	0	11,255,000
Municipal general obligation bonds	22,985,000	1,131,000	0	24,116,000
Municipal revenue bonds	2,748,000	122,000	0	2,870,000
Mutual funds	1,338,000	68,000	0	1,406,000

	$130,743,000	$4,996,000	$(79,000)	$135,660,000

December 31, 2011
U.S. Government agency debt obligations	$86,783,000	$1,872,000	$(59,000)	$88,596,000
Mortgage-backed securities	31,851,000	2,759,000	0	34,610,000
Michigan Strategic Fund bonds	16,700,000	0	0	16,700,000
Municipal general obligation bonds	26,212,000	1,097,000	0	27,309,000
Municipal revenue bonds	4,300,000	123,000	0	4,423,000
Mutual funds	1,312,000	42,000	0	1,354,000

	$167,158,000	$5,893,000	$(59,000)	$172,992,000

(Continued)

13.

MERCANTILE BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

2.	SECURITIES (Continued)

Securities with unrealized losses at September 30, 2012 and December 31, 2011, aggregated by investment category and length of time that individual securities have been in a continuous loss position, are as follows:

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
September 30, 2012
U.S. Government agency debt obligations	$8,905,000	$(79,000)	$0	$0	$8,905,000	$(79,000)
Mortgage-backed securities	0	0	0	0	0	0
Michigan Strategic Fund bonds	0	0	0	0	0	0
Municipal general obligation bonds	0	0	0	0	0	0
Municipal revenue bonds	0	0	0	0	0	0
Mutual funds	0	0	0	0	0	0

	$8,905,000	$(79,000)	$0	$0	$8,905,000	$(79,000)

December 31, 2011
U.S. Government agency debt obligations	$9,765,000	$(33,000)	$9,526,000	$(26,000)	$19,291,000	$(59,000)
Mortgage-backed securities	0	0	0	0	0	0
Michigan Strategic Fund bonds	0	0	0	0	0	0
Municipal general obligation bonds	0	0	0	0	0	0
Municipal revenue bonds	0	0	0	0	0	0
Mutual funds	0	0	0	0	0	0

	$9,765,000	$(33,000)	$9,526,000	$(26,000)	$19,291,000	$(59,000)

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

At September 30, 2012, six debt securities with a fair value totaling $8.9 million have unrealized losses with aggregate depreciation of $0.1 million, or 0.06% from the amortized cost basis of total securities. At September 30, 2012, 204 debt securities and a mutual fund with a fair value totaling $106.5 million have unrealized gains with aggregate appreciation of $5.0 million, or 3.8% from the amortized cost basis of total securities. After we considered whether the securities were issued by the federal government or its agencies and whether downgrades by bond rating agencies had occurred, we determined that unrealized losses were due to changing interest rate environments. As we do not intend to sell our debt securities before recovery of their cost basis and we believe it is more likely than not that we will not be required to sell our debt securities before recovery of the cost basis, no declines are deemed to be other-than-temporary.

The amortized cost and fair value of debt securities at September 30, 2012, by contractual maturity, are shown below. The contractual maturity is utilized below for U.S. Government agency debt obligations and municipal bonds. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment fees. Securities not due at a single maturity date, primarily mortgage-backed securities, are shown separately.

The maturities of securities and their weighted average yields at September 30, 2012 are also shown in the following table. The yields for municipal securities are included at their tax equivalent yield.

	Weighted Average Yield	Amortized Cost	Fair Value
Due in 2012	6.85%	$1,007,000	$1,017,000
Due in 2013 through 2017	5.03	6,809,000	7,075,000
Due in 2018 through 2022	3.58	24,837,000	25,266,000
Due in 2023 and beyond	4.42	62,493,000	64,357,000
Mortgage-backed securities	5.17	23,004,000	25,284,000
Michigan Strategic Fund bonds	1.75	11,255,000	11,255,000
Mutual funds	2.31	1,338,000	1,406,000

	4.21%	$130,743,000	$135,660,000

(Continued)

15.

MERCANTILE BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

2.	SECURITIES (Continued)

At September 30, 2012, and December 31, 2011, the amortized cost of securities issued by the State of Michigan and all its political subdivisions totaled $25.7 million and $30.5 million, respectively, with estimated market values of $27.0 million and $31.7 million, respectively. Total securities of any other specific issuer, other than the U.S. Government and its agencies, did not exceed 10% of shareholders’ equity.

The carrying value of U.S. Government agency debt obligations and mortgage-backed securities that are pledged to secure repurchase agreements and letters of credit issued on behalf of our customers was $74.8 million and $109.0 million at September 30, 2012 and December 31, 2011, respectively. In addition, substantially all of our municipal bonds have been pledged to the Discount Window of the Federal Reserve Bank of Chicago. Investments in Federal Home Loan Bank stock are restricted and may only be resold or redeemed by the issuer.

3.	LOANS AND ALLOWANCE FOR LOAN LOSSES

Our total loans at September 30, 2012 were $1.04 billion compared to $1.07 billion at December 31, 2011, a decline of $37.1 million, or 3.5%. The components of our loan portfolio disaggregated by class of loan within the loan portfolio segments at September 30, 2012 and December 31, 2011, and the percentage change in loans from the end of 2011 to the end of the third quarter of 2012, are as follows:

					Percent
	September 30, 2012		December 31, 2011		Increase
	Balance	%	Balance	%	(Decrease)
Commercial:
Commercial and industrial	$271,814,000	26.3%	$260,613,000	24.3%	4.3%
Vacant land, land development, and residential construction	56,622,000	5.5	61,959,000	5.8	(8.6)
Real estate – owner occupied	276,185,000	26.6	271,869,000	25.3	1.6
Real estate – non-owner occupied	299,356,000	28.9	334,165,000	31.2	(10.4)
Real estate – multi-family and residential rental	53,434,000	5.2	68,299,000	6.4	(21.8)

Total commercial	957,411,000	92.5	996,905,000	93.0	(4.0)
Retail:
Home equity and other	39,423,000	3.8	42,336,000	3.9	(6.9)
1-4 family mortgages	38,454,000	3.7	33,181,000	3.1	15.9

Total retail	77,877,000	7.5	75,517,000	7.0	3.1

Total loans	$1,035,288,000	100.0%	$1,072,422,000	100.0%	(3.5)%

(Continued)

16.

MERCANTILE BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

3.	LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

Nonperforming loans as of September 30, 2012 and December 31, 2011 were as follows:

	September 30, 2012	December 31, 2011
Loans past due 90 days or more still accruing interest	$0	$0
Nonaccrual loans	24,782,000	45,074,000

Total nonperforming loans	$24,782,000	$45,074,000

As discussed in the “Troubled Debt Restructurings” section of our Significant Accounting Policies, troubled debt restructurings can be in either accrual or nonaccrual status. Nonaccrual troubled debt restructurings are included in nonperforming loans whereas accruing troubled debt restructurings are generally excluded from nonperforming loans. At September 30, 2012 and December 31, 2011, there were no accruing troubled debt restructurings included in nonperforming loans.

The recorded principal balance of nonaccrual loans, including troubled debt restructurings, if any, was as follows:

	September 30, 2012	December 31, 2011
Commercial:
Commercial and industrial	$3,870,000	$5,916,000
Vacant land, land development, and residential construction	2,850,000	3,448,000
Real estate – owner occupied	3,074,000	6,635,000
Real estate – non-owner occupied	11,157,000	24,169,000
Real estate – multi-family and residential rental	1,754,000	2,532,000

Total commercial	22,705,000	42,700,000
Retail:
Home equity and other	733,000	1,013,000
1-4 family mortgages	1,344,000	1,361,000

Total retail	2,077,000	2,374,000

Total nonaccrual loans	$24,782,000	$45,074,000

(Continued)

17.

MERCANTILE BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

3.	LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

An age analysis of past due loans is as follows as of September 30, 2012:

	30 – 59 Days Past Due	60 – 89 Days Past Due	Greater Than 89 Days Past Due	Total Past Due	Current	Total Loans	Recorded Balance > 89 Days and Accruing
Commercial:
Commercial and industrial	$90,000	$0	$1,659,000	$1,749,000	$270,065,000	$271,814,000	$0
Vacant land, land development, and residential construction	0	0	1,177,000	1,177,000	55,445,000	56,622,000	0
Real estate – owner occupied	0	0	1,633,000	1,633,000	274,552,000	276,185,000	0
Real estate – non-owner occupied	0	234,000	3,811,000	4,045,000	295,311,000	299,356,000	0
Real estate – multi-family and residential rental	0	170,000	588,000	758,000	52,676,000	53,434,000	0

Total commercial	90,000	404,000	8,868,000	9,362,000	948,049,000	957,411,000	0
Retail:
Home equity and other	31,000	13,000	0	44,000	39,379,000	39,423,000	0
1-4 family mortgages	48,000	80,000	642,000	770,000	37,684,000	38,454,000	0

Total retail	79,000	93,000	642,000	814,000	77,063,000	77,877,000	0

Total past due loans	$169,000	$497,000	$9,510,000	$10,176,000	$1,025,112,000	$1,035,288,000	$0

(Continued)

18.

MERCANTILE BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

3.	LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

An age analysis of past due loans is as follows as of December 31, 2011:

			Greater				Recorded
	30 – 59	60 – 89	Than 89				Balance > 89
	Days	Days	Days	Total		Total	Days and
	Past Due	Past Due	Past Due	Past Due	Current	Loans	Accruing
Commercial:
Commercial and industrial	$0	$2,037,000	$2,284,000	$4,321,000	$256,292,000	$260,613,000	$0
Vacant land, land development, and residential construction	0	145,000	2,448,000	2,593,000	59,366,000	61,959,000	0
Real estate – owner occupied	85,000	786,000	2,836,000	3,707,000	268,162,000	271,869,000	0
Real estate – non-owner occupied	456,000	728,000	9,837,000	11,021,000	323,144,000	334,165,000	0
Real estate – multi-family and residential rental	42,000	443,000	957,000	1,442,000	66,857,000	68,299,000	0

Total commercial	583,000	4,139,000	18,362,000	23,084,000	973,821,000	996,905,000	0
Retail:
Home equity and other	46,000	0	242,000	288,000	42,048,000	42,336,000	0
1-4 family mortgages	274,000	133,000	445,000	852,000	32,329,000	33,181,000	0

Total retail	320,000	133,000	687,000	1,140,000	74,377,000	75,517,000	0

Total past due loans	$903,000	$4,272,000	$19,049,000	$24,224,000	$1,048,198,000	$1,072,422,000	$0

(Continued)

19.

MERCANTILE BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

3.	LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

Impaired loans as of September 30, 2012, and average impaired loans for the three and nine months ended September 30, 2012, were as follows:

				Third Quarter	Year-To-Date
	Unpaid			Average	Average
	Contractual	Recorded		Recorded	Recorded
	Principal	Principal	Related	Principal	Principal
	Balance	Balance	Allowance	Balance	Balance
With no related allowance recorded:
Commercial:
Commercial and industrial	$4,210,000	$3,289,000		$3,209,000	$3,521,000
Vacant land, land development and residential construction	2,279,000	1,166,000		1,480,000	1,959,000
Real estate – owner occupied	4,578,000	3,246,000		3,391,000	3,535,000
Real estate – non-owner occupied	7,493,000	4,979,000		5,832,000	6,850,000
Real estate – multi-family and residential rental	2,172,000	985,000		918,000	841,000

Total commercial	20,732,000	13,665,000		14,830,000	16,706,000
Retail:
Home equity and other	580,000	487,000		482,000	603,000
1-4 family mortgages	1,440,000	779,000		715,000	715,000

Total retail	2,020,000	1,266,000		1,197,000	1,318,000

Total with no related allowance recorded	$22,752,000	$14,931,000		$16,027,000	$18,024,000

(Continued)

20.

MERCANTILE BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

3.	LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

				Third Quarter	Year-To-Date
	Unpaid			Average	Average
	Contractual	Recorded		Recorded	Recorded
	Principal	Principal	Related	Principal	Principal
	Balance	Balance	Allowance	Balance	Balance
With an allowance recorded:
Commercial:
Commercial and industrial	$3,278,000	$2,785,000	$1,358,000	$3,528,000	$3,406,000
Vacant land, land development and residential construction	3,305,000	3,117,000	1,465,000	2,981,000	3,529,000
Real estate – owner occupied	3,233,000	2,813,000	1,326,000	4,120,000	5,235,000
Real estate – non-owner occupied	40,590,000	34,521,000	10,061,000	25,220,000	23,085,000
Real estate – multi-family and residential rental	4,693,000	4,477,000	1,287,000	4,748,000	8,306,000

Total commercial	55,099,000	47,713,000	15,497,000	40,597,000	43,561,000
Retail:
Home equity and other	235,000	206,000	206,000	291,000	259,000
1-4 family mortgages	484,000	364,000	99,000	503,000	484,000

Total retail	719,000	570,000	305,000	794,000	743,000

Total with an allowance recorded	$55,818,000	$48,283,000	$15,802,000	$41,391,000	$44,304,000

Total impaired loans:
Commercial	$75,831,000	$61,378,000	$15,497,000	$55,427,000	$60,267,000
Retail	2,739,000	1,836,000	305,000	1,991,000	2,061,000

Total impaired loans	$78,570,000	$63,214,000	$15,802,000	$57,418,000	$62,328,000

Interest income of $0.4 million and $1.1 million was recognized on impaired loans during the third quarter and first nine months of 2012, respectively.

(Continued)

21.

MERCANTILE BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

3.	LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

Impaired loans as of December 31, 2011, and average impaired loans for the three and nine months ended September 30, 2011, were as follows:

				Third Quarter	Year-To-Date
	Unpaid			Average	Average
	Contractual	Recorded		Recorded	Recorded
	Principal	Principal	Related	Principal	Principal
	Balance	Balance	Allowance	Balance	Balance
With no related allowance recorded:
Commercial:
Commercial and industrial	$4,670,000	$4,254,000		$1,353,000	$1,704,000
Vacant land, land development and residential construction	5,308,000	2,755,000		2,278,000	6,387,000
Real estate – owner occupied	5,525,000	3,572,000		4,071,000	4,233,000
Real estate – non-owner occupied	14,017,000	8,131,000		9,286,000	12,306,000
Real estate – multi-family and residential rental	1,309,000	671,000		1,579,000	979,000

Total commercial	30,829,000	19,383,000		18,567,000	25,609,000
Retail:
Home equity and other	1,000,000	727,000		856,000	503,000
1-4 family mortgages	1,300,000	729,000		363,000	228,000

Total retail	2,300,000	1,456,000		1,219,000	731,000

Total with no related allowance recorded	$33,129,000	$20,839,000		$19,786,000	$26,340,000

(Continued)

22.

MERCANTILE BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

3.	LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

				Third Quarter	Year-To-Date
	Unpaid			Average	Average
	Contractual	Recorded		Recorded	Recorded
	Principal	Principal	Related	Principal	Principal
	Balance	Balance	Allowance	Balance	Balance
With an allowance recorded:
Commercial:
Commercial and industrial	$3,500,000	$3,023,000	$1,172,000	$4,886,000	$6,422,000
Vacant land, land development and residential construction	5,551,000	4,267,000	1,799,000	2,064,000	3,814,000
Real estate – owner occupied	8,544,000	7,039,000	2,180,000	4,205,000	5,821,000
Real estate – non-owner occupied	32,331,000	22,009,000	7,319,000	11,291,000	10,650,000
Real estate – multi-family and residential rental	13,913,000	13,172,000	6,175,000	2,428,000	2,887,000

Total commercial	63,839,000	49,510,000	18,645,000	24,874,000	29,594,000
Retail:
Home equity and other	286,000	229,000	215,000	753,000	1,314,000
1-4 family mortgages	517,000	400,000	136,000	778,000	932,000

Total retail	803,000	629,000	351,000	1,531,000	2,246,000

Total with an allowance recorded	$64,642,000	$50,139,000	$18,996,000	$26,405,000	$31,840,000

Total impaired loans:
Commercial	$94,668,000	$68,893,000	$18,645,000	$43,441,000	$55,203,000
Retail	3,103,000	2,085,000	351,000	2,750,000	2,977,000

Total impaired loans	$97,771,000	$70,978,000	$18,996,000	$46,191,000	$58,180,000

Interest income of less than $0.1 million was recognized on impaired loans during the third quarter and first nine months of 2011.

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

Loans by credit quality indicators were as follows as of September 30, 2012:

Commercial credit exposure – credit risk profiled by internal credit risk grades:

		Commercial			Commercial
		Vacant Land,	Commercial	Commercial	Real Estate -
	Commercial	Land Development,	Real Estate -	Real Estate -	Multi-Family
	and	and Residential	Owner	Non-Owner	and Residential
	Industrial	Construction	Occupied	Occupied	Rental
Internal credit risk grade groupings:
Grades 1 – 4	$168,413,000	$10,720,000	$164,089,000	$126,240,000	$23,430,000
Grades 5 – 7	98,160,000	41,356,000	105,684,000	126,341,000	26,740,000
Grades 8 – 9	5,241,000	4,546,000	6,412,000	46,775,000	3,264,000

Total commercial	$271,814,000	$56,622,000	$276,185,000	$299,356,000	$53,434,000

Retail credit exposure – credit risk profiled by collateral type:

	Retail	Retail
	Home Equity	1-4 Family
	and Other	Mortgages
Total retail	$39,423,000	$38,454,000

(Continued)

24.

MERCANTILE BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

3.	LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

Loans by credit quality indicators were as follows as of December 31, 2011:

Commercial credit exposure – credit risk profiled by internal credit risk grades:

		Commercial			Commercial
		Vacant Land,	Commercial	Commercial	Real Estate -
	Commercial	Land Development,	Real Estate -	Real Estate -	Multi-Family
	and	and Residential	Owner	Non-Owner	and Residential
	Industrial	Construction	Occupied	Occupied	Rental
Internal credit risk grade groupings:
Grades 1 – 4	$163,296,000	$9,539,000	$149,010,000	$123,048,000	$27,245,000
Grades 5 – 7	89,463,000	44,946,000	111,921,000	164,049,000	26,278,000
Grades 8 – 9	7,854,000	7,474,000	10,938,000	47,068,000	14,776,000

Total commercial	$260,613,000	$61,959,000	$271,869,000	$334,165,000	$68,299,000

Retail credit exposure – credit risk profiled by collateral type:

	Retail	Retail
	Home Equity	1-4 Family
	and Other	Mortgages
Total retail	$42,336,000	$33,181,000

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

Activity in the allowance for loan losses and the recorded investments in loans as of and during the three and nine months ended September 30, 2012 are as follows:

	Commercial	Retail
	Loans	Loans	Unallocated	Total
Allowance for loan losses:
Balance at June 30, 2012	$26,471,000	$3,167,000	$51,000	$29,689,000
Provision for loan losses	(355,000)	(35,000)	(10,000)	(400,000)
Charge-offs	(1,548,000)	(343,000)	0	(1,891,000)
Recoveries	326,000	38,000	0	364,000

Ending balance	$24,894,000	$2,827,000	$41,000	$27,762,000

Allowance for loan losses:
Balance at December 31, 2011	$33,431,000	$3,019,000	$82,000	$36,532,000
Provision for loan losses	(3,480,000)	121,000	(41,000)	(3,400,000)
Charge-offs	(10,662,000)	(513,000)	0	(11,175,000)
Recoveries	5,605,000	200,000	0	5,805,000

Ending balance	$24,894,000	$2,827,000	$41,000	$27,762,000

Ending balance: individually evaluated for impairment	$15,498,000	$305,000	$0	$15,803,000

Ending balance: collectively evaluated for impairment	$9,396,000	$2,522,000	$41,000	$11,959,000

Total loans:
Ending balance	$957,411,000	$77,877,000		$1,035,288,000

Ending balance: individually evaluated for impairment	$61,378,000	$1,836,000		$63,214,000

Ending balance: collectively evaluated for impairment	$896,033,000	$76,041,000		$972,074,000

During the three and nine months ended September 30, 2012, there were no purchases or sales of loans not categorized as held for sale or reclassifications of loans held for sale.

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

During the three and nine months ended September 30, 2011, there were no purchases or sales of loans not categorized as held for sale or reclassifications of loans held for sale.

(Continued)

28.

MERCANTILE BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

3.	LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

Loans modified as troubled debt restructurings during the three months ended September 30, 2012 were as follows:

	Number of Contracts	Pre- Modification Recorded Principal Balance	Post- Modification Recorded Principal Balance
Commercial:
Commercial and industrial	1	$133,000	$128,000
Vacant land, land development and residential construction	0	0	0
Real estate – owner occupied	0	0	0
Real estate – non-owner occupied	5	18,042,000	18,042,000
Real estate – multi-family and residential rental	0	0	0

Total commercial	6	18,175,000	18,170,000
Retail:
Home equity and other	0	0	0
1-4 family mortgages	0	0	0

Total retail	0	0	0

Total	6	$18,175,000	$18,170,000

Loans modified as troubled debt restructurings during the nine months ended September 30, 2012 were as follows:

	Number of Contracts	Pre- Modification Recorded Principal Balance	Post- Modification Recorded Principal Balance
Commercial:
Commercial and industrial	6	$850,000	$843,000
Vacant land, land development and residential construction	0	0	0
Real estate – owner occupied	5	1,588,000	1,587,000
Real estate – non-owner occupied	6	22,433,000	22,433,000
Real estate – multi-family and residential rental	0	0	0

Total commercial	17	24,871,000	24,863,000
Retail:
Home equity and other	0	0	0
1-4 family mortgages	0	0	0

Total retail	0	0	0

Total	17	$24,871,000	$24,863,000

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

The following loans, modified as troubled debt restructurings within the previous twelve months, became over 30 days past due within the three months ended September 30, 2012 (amounts as of period end):

	Number of Contracts	Recorded Principal Balance
Commercial:
Commercial and industrial	0	$0
Vacant land, land development and residential construction	0	0
Real estate – owner occupied	0	0
Real estate – non-owner occupied	0	0
Real estate – multi-family and residential rental	0	0

Total commercial	0	0
Retail:
Home equity and other	0	0
1-4 family mortgages	0	0

Total retail	0	0

Total	0	$0

The following loans, modified as troubled debt restructurings within the previous twelve months, became over 30 days past due within the nine months ended September 30, 2012 (amounts as of period end):

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

31.

MERCANTILE BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

3.	LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

The following loans, modified as troubled debt restructurings within the previous twelve months, became over 30 days past due within the three months ended September 30, 2011 (amounts as of period end):

	Number of Contracts	Recorded Principal Balance
Commercial:
Commercial and industrial	1	$121,000
Vacant land, land development and residential construction	0	0
Real estate – owner occupied	0	0
Real estate – non-owner occupied	1	793,000
Real estate – multi-family and residential rental	2	135,000

Total commercial	4	1,049,000
Retail:
Home equity and other	0	0
1-4 family mortgages	0	0

Total retail	0	0

Total	4	$1,049,000

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

32.

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

4.	PREMISES AND EQUIPMENT, NET

Premises and equipment are comprised of the following:

	September 30, 2012	December 31, 2011
Land and improvements	$8,531,000	$8,531,000
Buildings	24,539,000	24,528,000
Furniture and equipment	13,364,000	12,977,000

	46,434,000	46,036,000
Less: accumulated depreciation	20,334,000	19,234,000

Premises and equipment, net	$26,100,000	$26,802,000

Depreciation expense totaled $0.3 million during the third quarter of 2012, compared to $0.4 million during the third quarter of 2011. Depreciation expense totaled $1.1 million during the first nine months of 2012, compared to $1.2 million during the first nine months of 2011.

(Continued)

33.

MERCANTILE BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

5.	DEPOSITS

Our total deposits at September 30, 2012 totaled $1.11 billion, reflecting a decline of $4.5 million, or 0.4%, since December 31, 2011. The components of our outstanding balances at September 30, 2012 and December 31, 2011, and percentage change in deposits from the end of 2011 to the end of the third quarter of 2012, are as follows:

					Percent
	September 30, 2012		December 31, 2011		Increase
	Balance	%	Balance	%	(Decrease)
Noninterest-bearing demand	$166,890,000	15.1%	$147,031,000	13.2%	13.5%
Interest-bearing checking	186,175,000	16.8	179,770,000	16.2	3.6
Money market	146,354,000	13.2	145,402,000	13.1	0.7
Savings	47,893,000	4.3	32,468,000	2.9	47.5
Time, under $100,000	54,494,000	4.9	63,330,000	5.7	(14.0)
Time, $100,000 and over	225,487,000	20.4	213,548,000	19.2	5.6

	827,293,000	74.7	781,549,000	70.3	5.9

Out-of-area interest-bearing checking	22,803,000	2.1	26,142,000	2.3	(12.8)
Out-of-area time, under $100,000	8,864,000	0.8	18,457,000	1.7	(52.0)
Out-of-area time, $100,000 and over	248,606,000	22.4	285,927,000	25.7	(13.1)

	280,273,000	25.3	330,526,000	29.7	(15.2)

Total deposits	$1,107,566,000	100.0%	$1,112,075,000	100.0%	(0.4)%

6.	SHORT-TERM BORROWINGS

Information relating to our securities sold under agreements to repurchase follows:

	Nine Months Ended September 30, 2012	Twelve Months Ended December 31, 2011
Outstanding balance at end of period	$60,031,000	$72,569,000
Average interest rate at end of period	0.26%	0.31%

Average daily balance during the period	$60,234,000	$80,137,000
Average interest rate during the period	0.29%	0.51%

Maximum daily balance during the period	$73,054,000	$116,397,000

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

34.

MERCANTILE BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

7.	FEDERAL HOME LOAN BANK ADVANCES

Our outstanding balances at September 30, 2012 totaled $35.0 million and mature at varying dates from March 2017 through September 2017, with fixed rates of interest from 1.22% to 1.51% and averaging 1.35%. At December 31, 2011, outstanding balances totaled $45.0 million with maturities ranging from March 2012 through January 2014, with fixed rates of interest from 3.04% to 4.42% and averaging 3.57%.

During the third quarter of 2012, we modified the terms of two existing FHLB advances (totaling $15.0 million), extending the weighted average maturity from 1.3 years to 5.0 years and decreasing the weighted average interest rate from 3.10% to 1.51%. As the modification did not result in the terms being substantially different as defined by current accounting guidance, the transaction was accounted for as a modification, not extinguishment of debt. Accordingly, the prepayment fees incurred are amortized as an adjustment to the rate over the life of the new five-year advance.

Each advance is payable at its maturity date, and is subject to a prepayment fee if paid prior to the maturity date. The advances are collateralized by residential mortgage loans, first mortgage liens on multi-family residential property loans, first mortgage liens on commercial real estate property loans, and substantially all other assets of our bank, under a blanket lien arrangement. Our borrowing line of credit as of September 30, 2012 totaled about $129 million, with availability approximating $89 million.

Maturities of currently outstanding FHLB advances are as follows:

2012	$0
2013	0
2014	0
2015	0
2016	0
2017	35,000,000

8.	COMMITMENTS AND OFF-BALANCE SHEET RISK

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

35.

MERCANTILE BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

8.	COMMITMENTS AND OFF-BALANCE SHEET RISK (Continued)

These instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized, if any, in the balance sheet. Our bank’s maximum exposure to loan loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual notional amount of those instruments. Our bank uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments. Collateral, such as accounts receivable, securities, inventory, and property and equipment, is generally obtained based on our credit assessment of the borrower. If required, estimated loss exposure resulting from these instruments is expensed and is generally recorded as a liability. There was no reserve or liability balance for these instruments as of September 30, 2012. We expensed $0.5 million and $0.4 million during 2012 and 2011, respectively, through provision for loan losses in association with a particular standby letter of credit. Due to the nature of the transaction and the insignificant amount, a specific reserve of $0.4 million was included within the allowance for loan losses as of December 31, 2011.

A summary of the contractual amounts of our financial instruments with off-balance sheet risk at September 30, 2012 and December 31, 2011 follows:

	September 30, 2012	December 31, 2011
Commercial unused lines of credit	$195,363,000	$171,683,000
Unused lines of credit secured by 1 – 4 family residential properties	24,063,000	24,663,000
Credit card unused lines of credit	8,149,000	7,565,000
Other consumer unused lines of credit	4,489,000	3,367,000
Commitments to extend credit	90,448,000	30,929,000
Standby letters of credit	10,965,000	15,923,000

	$333,477,000	$254,130,000

Certain of our commercial loan customers have entered into interest rate swap agreements directly with our correspondent banks. To assist our commercial loan customers in these transactions, and to encourage our correspondent banks to enter into the interest rate swap transactions with minimal credit underwriting analyses on their part, we have entered into risk participation agreements with the correspondent banks whereby we agree to make payments to the correspondent banks owed by our commercial loan customers under the interest rate swap agreement in the event that our commercial loan customers do not make the payments. We are not a party to the interest rate swap agreements under these arrangements. As of September 30, 2012, the total notional amount of the underlying interest rate swap agreements was $30.0 million, with a net fair value from our commercial loan customers’ perspective of negative $4.4 million. These risk participation agreements are considered financial guarantees in accordance with applicable accounting guidance and are therefore recorded as liabilities at fair value, generally equal to the fees collected at the time of their execution. These liabilities are accreted into income during the term of the interest rate swap agreements, generally ranging from four to fifteen years.

(Continued)

36.

MERCANTILE BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

As of September 30, 2012, approximately 59% of our total loans were comprised of commercial loans on which the interest rates are variable; however, the interest rates on a significant portion of these loans will likely lag an increase in market interest rates under a rising interest rate environment. As of September 30, 2012, the Mercantile Bank Prime Rate, the index on which about 31% of our total commercial floating rate loans is based, was 4.50% compared to the Wall Street Journal Prime Rate of 3.25%. Historically, the two indices have been equal; however, we elected not to reduce the Mercantile Bank Prime Rate in late October and mid-December of 2008 when the Wall Street Journal Prime Rate declined by 50 and 75 basis points, respectively. It is our general intent to keep the Mercantile Bank Prime Rate unchanged until the Wall Street Journal Prime Rate equals the Mercantile Bank Prime Rate, at which time the two indices will likely remain equal in future periods. In addition, a majority of our floating rate loans, whether tied to the Mercantile Bank Prime Rate, Wall Street Journal Prime Rate or Libor rates, have interest rate floors that are currently higher than the indexed rate provides for. To help mitigate the negative impact to our net interest income in an increasing interest rate environment resulting from our cost of funds likely increasing at a higher rate than the yield on our assets, we may periodically enter into derivative financial instruments.

In June 2011, we simultaneously purchased and sold an interest rate cap with a correspondent bank, a structure commonly referred to as a “cap corridor.” The cap corridor, which does not qualify for hedge accounting, consisted of us purchasing a $100 million interest rate cap with a strike rate in close proximity to the then-current 30-Day Libor rate and selling a $100 million interest rate cap with a strike rate that is 125 basis points higher than the purchased interest rate cap strike rate. On the settlement date, the present value of the purchased interest rate cap was recorded as an asset, while the present value of the sold interest rate cap was recorded as a liability. At each month end, the recorded balances of the purchased and sold interest rate caps are adjusted to reflect the current present values, with the offsetting entry being recorded to interest income on commercial loans. We recorded a net reduction of $51,000 and $241,000 during the third quarter and first nine months of 2012, respectively, to interest income on commercial loans to reflect the net change in present values. Payments made or received under the purchased and sold interest rate cap contracts, if any, are also recorded to interest income on commercial loans. No such payments were made or received during the third quarter or the first nine months of 2012.

(Continued)

37.

MERCANTILE BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

9.	HEDGING ACTIVITIES (Continued)

In February 2012, we entered into an interest rate swap agreement with a correspondent bank to hedge the floating rate on our trust preferred securities. Our $32.0 million of trust preferred securities have a rate equal to the 90-Day Libor Rate plus a fixed spread of 218 basis points, and are subject to repricing quarterly. The interest rate swap agreement provides for us to pay our correspondent bank a fixed rate, while our correspondent bank will pay us the 90-Day Libor Rate on a $32.0 million notional amount. The quarterly re-set dates for the floating rate on the interest rate swap agreement are the same as the re-set dates for the floating rate on the trust preferred securities. While the trade date of the interest rate swap agreement was in February 2012, the effective date is not until January 2013, with a maturity date of January 2018. The interest rate swap agreement does qualify for hedge accounting; therefore, monthly fluctuations in the fair value of the interest rate swap agreement, net of tax effect, are recorded to other comprehensive income. As of September 30, 2012, the fair value of the interest rate swap agreement, which is recorded as a liability, equaled $1.1 million. The fair value of the interest rate swap agreement on the trade date was $0.

10.	FAIR VALUES OF FINANCIAL INSTRUMENTS

Carrying amount, estimated fair value and level within the fair value hierarchy of financial instruments were as follows as of September 30, 2012 and December 31, 2011 (dollars in thousands):

	Level in	September 30, 2012		December 31, 2011
	Fair Value	Carrying	Fair	Carrying	Fair
	Hierarchy	Values	Values	Values	Values
Financial assets:
Cash	Level 1	$1,427	$1,427	$1,311	$1,311
Cash equivalents	Level 2	102,568	102,568	75,061	75,061
Securities available for sale	(1)	135,660	135,660	172,992	172,992
Federal Home Loan Bank stock	Level 2	11,961	11,961	11,961	11,961
Loans, net	Level 3	1,007,526	998,664	1,035,890	1,035,164
Bank owned life insurance	Level 2	49,690	49,690	48,520	48,520
Accrued interest receivable	Level 2	3,939	3,939	4,403	4,403
Purchased interest rate cap	(1)	17	17	312	312

Financial liabilities:
Deposits	Level 2	1,107,566	1,109,599	1,112,075	1,117,803
Securities sold under agreements to repurchase	Level 2	60,031	60,031	72,569	72,569
Federal Home Loan Bank advances	Level 2	35,000	35,153	45,000	46,019
Subordinated debentures	Level 2	32,990	32,912	32,990	33,096
Accrued interest payable	Level 2	1,970	1,970	2,839	2,839
Sold interest rate cap	(1)	1	1	55	55
Interest rate swap	(1)	1,106	1,106	0	0

(1)	See Note 11 for a description of the fair value hierarchy as well as a disclosure of levels for classes of financial assets and liabilities.

(Continued)

38.

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

Securities held to maturity. Securities held to maturity are carried at amortized cost when we have the positive intent and ability to hold them to maturity. The fair value of held to maturity securities is based on quoted prices, if available. If quoted prices are not available, fair values are measured using independent pricing models. We had no securities held to maturity outstanding as of September 30, 2012 or December 31, 2011.

(Continued)

40.

MERCANTILE BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

11.	FAIR VALUES (Continued)

Mortgage loans held for sale. Mortgage loans held for sale are carried at the lower of aggregate cost or fair value and are measured on a nonrecurring basis. Fair value is based on independent quoted market prices, where applicable, or the prices for other mortgage whole loans with similar characteristics. As of September 30, 2012 and December 31, 2011, we determined that the fair value of our mortgage loans held for sale was similar to the cost; therefore, we carried the $8.5 million and $2.6 million, respectively, of such loans at cost so are not included in the nonrecurring table below.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The balances of assets and liabilities measured at fair value on a recurring basis as of September 30, 2012 are as follows:

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available for sale securities
U.S. Government agency debt obligations	$70,729,000	$0	$70,729,000	$0
Mortgage-backed securities	25,284,000	0	25,284,000	0
Michigan Strategic Fund bonds	11,255,000	0	11,255,000	0
Municipal general obligation bonds	24,116,000	0	24,116,000	0
Municipal revenue bonds	2,870,000	0	2,870,000	0
Mutual funds	1,406,000	0	1,406,000	0
Derivatives
Interest rate cap contracts	16,000	0	16,000	0
Interest rate swap agreement	(1,106,000)	0	(1,106,000)	0

Total	$134,570,000	$0	$134,570,000	$0

There were no transfers in or out of Level 1, Level 2 or Level 3 during the first nine months of 2012.

(Continued)

41.

MERCANTILE BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

11.	FAIR VALUES (Continued)

The balances of assets and liabilities measured at fair value on a recurring basis as of December 31, 2011 are as follows:

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available for sale securities
U.S. Government agency debt obligations	$88,596,000	$0	$88,596,000	$0
Mortgage-backed securities	34,610,000	0	34,610,000	0
Michigan Strategic Fund bonds	16,700,000	0	16,700,000	0
Municipal general obligation bonds	27,309,000	0	27,309,000	0
Municipal revenue bonds	4,423,000	0	4,423,000	0
Mutual funds	1,354,000	0	1,354,000	0
Derivatives
Interest rate cap contracts	257,000	0	257,000	0

Total	$173,249,000	$0	$173,249,000	$0

There were no transfers in or out of Level 1, Level 2 or Level 3 during 2011.

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

The balances of assets and liabilities measured at fair value on a nonrecurring basis as of September 30, 2012 are as follows:

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans (1)	$40,649,000	$0	$0	$40,649,000
Foreclosed assets (1)	11,160,000	0	0	11,160,000

Total	$51,809,000	$0	$0	$51,809,000

(Continued)

42.

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

The prompt corrective action regulations provide five classifications, including well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized, although these terms are not used to represent overall financial condition. If an institution is not well capitalized, regulatory approval is required to accept brokered deposits. Subject to limited exceptions, no institution may make a capital distribution if, after making the distribution, it would be undercapitalized. If an institution is undercapitalized, it is subject to close monitoring by its principal federal regulator, its asset growth and expansion are restricted, and plans for capital restoration are required. In addition, further specific types of restrictions may be imposed on the institution at the discretion of the federal regulator. At September 30, 2012 and December 31, 2011, our bank was in the well capitalized category under the regulatory framework for prompt corrective action. There are no conditions or events since September 30, 2012 that we believe have changed our bank’s categorization.

(Continued)

43.

MERCANTILE BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

12.	REGULATORY MATTERS (Continued)

Our actual capital levels (dollars in thousands) and the minimum levels required to be categorized as adequately and well capitalized were:

					Minimum Required
					to be Well
			Minimum Required		Capitalized Under
			for Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Regulations
	Amount	Ratio	Amount	Ratio	Amount		Ratio
September 30, 2012
Total capital (to risk weighted assets)
Consolidated	$170,873	14.6%	$93,605	8.0%	$	NA	NA
Bank	169,859	14.5	93,479	8.0		116,848	10.0%
Tier 1 capital (to risk weighted assets)
Consolidated	156,087	13.3	46,803	4.0		NA	NA
Bank	155,092	13.3	46,740	4.0		70,109	6.0
Tier 1 capital (to average assets)
Consolidated	156,087	11.4	54,763	4.0		NA	NA
Bank	155,092	11.3	54,694	4.0		68,367	5.0

December 31, 2011
Total capital (to risk weighted assets)
Consolidated	$187,940	15.5%	$97,237	8.0%	$	NA	NA
Bank	188,378	15.5	97,203	8.0		121,504	10.0%
Tier 1 capital (to risk weighted assets)
Consolidated	172,469	14.2	48,619	4.0		NA	NA
Bank	172,910	14.2	48,602	4.0		72,902	6.0
Tier 1 capital (to average assets)
Consolidated	172,469	12.1	57,072	4.0		NA	NA
Bank	172,910	12.1	57,199	4.0		71,499	5.0

(Continued)

44.

MERCANTILE BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

12.	REGULATORY MATTERS (Continued)

Our consolidated capital levels as of September 30, 2012 and December 31, 2011 include $32.0 million of trust preferred securities issued by the trust in September 2004 and December 2004 subject to certain limitations. Under applicable Federal Reserve guidelines, the trust preferred securities constitute a restricted core capital element. The guidelines provide that the aggregate amount of restricted core elements that may be included in our Tier 1 capital must not exceed 25% of the sum of all core capital elements, including restricted core capital elements, net of goodwill less any associated deferred tax liability. Our ability to include the trust preferred securities in Tier 1 capital in accordance with the guidelines is not affected by the provision of the Dodd-Frank Act generally restricting such treatment, because (i) the trust preferred securities were issued before May 19, 2010, and (ii) our total consolidated assets as of December 31, 2009 were less than $15.0 billion. As of September 30, 2012 and December 31, 2011, all $32.0 million of the trust preferred securities were included in our consolidated Tier 1 capital.

Our and our bank’s ability to pay cash and stock dividends is subject to limitations under various laws and regulations and to prudent and sound banking practices. On October 11, 2012, our Board of Directors declared a cash dividend on our common stock in the amount of $0.09 per share, to be paid on December 10, 2012 to shareholders of record as of November 9, 2012. This represents our first common stock cash dividend since the first quarter of 2010, as in April 2010 we had suspended payments of cash dividends on our common stock.

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

45.

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

Introduction

The following discussion compares the financial condition of Mercantile Bank Corporation and its consolidated subsidiaries, Mercantile Bank of Michigan (“our bank”), and our bank’s three subsidiaries, Mercantile Bank Mortgage Company, LLC (“our mortgage company”), Mercantile Bank Real Estate Co., LLC (“our real estate company”) and Mercantile Insurance Center, Inc. (“our insurance company”), at September 30, 2012 and December 31, 2011 and the results of operations for the three and nine months ended September 30, 2012 and September 30, 2011. This discussion should be read in conjunction with the interim consolidated financial statements and footnotes included in this report. Unless the text clearly suggests otherwise, references in this report to “us,” “we,” “our” or “the company” include Mercantile Bank Corporation and its consolidated subsidiaries referred to above.

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

46.

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

47.

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

Financial Overview

Over the past several years, our earnings performance was negatively impacted by substantial provisions to the allowance as well as administrative costs associated with problem assets. Ongoing state, regional and national economic struggles negatively impacted some of our borrowers’ cash flows and underlying collateral values, leading to an elevated level of nonperforming assets, higher loan charge-offs and increased overall credit risk within our loan portfolio. We have worked with our borrowers to develop constructive dialogue to strengthen our relationships and enhance our ability to resolve complex issues. Although we have experienced significant improvement in our asset quality since the beginning of the latter part of 2010, in part due to modestly improving economic conditions, the environment for the banking industry will likely remain stressed until economic conditions further improve.

We recorded a net profit for the third quarter of 2012, our seventh consecutive quarterly net profit after over two years of quarterly losses. A significantly lower provision expense has primarily provided for the improved earnings performance; however, our improved earnings performance also reflects the many initiatives over the past several years to not only partially mitigate the impact of asset quality-related costs in the near term, but to benefit us on a longer-term basis as well. First, our net interest margin has improved as we have lowered local deposit rates and have replaced maturing higher-rate deposits and borrowed funds with lower-cost funds, while at the same time our commercial loan pricing initiatives have helped to mitigate the negative impact of a relatively high level of nonaccrual loans and more recently competitive commercial loan pricing pressures. In addition, we are increasing our local deposit balances, reflecting the successful implementation of various initiatives, campaigns and product enhancements. The local deposit growth, combined with the reduction of loans outstanding, have provided for a substantial reduction of, and reliance on, wholesale funds. Next, our regulatory capital position has increased substantially, primarily reflecting the impact of the net income recorded during the past seven quarters. Lastly, improved asset quality has provided for reductions in problem asset administration costs, while our improved financial condition and operating performance have resulted in lower Federal Deposit Insurance Corporation (“FDIC”) insurance assessments.

Our improved financial condition and earnings performance were major contributing factors to our decision to repurchase the $21.0 million in non-voting preferred stock issued in May 2009 to the U.S. Department of the Treasury under the Treasury’s Capital Purchase Program, as part of the Troubled Asset Relief Program, during the second quarter of 2012. In addition, during the third quarter of 2012, we repurchased the warrant we had issued to the U.S. Department of the Treasury on May 15, 2009 in connection with our participation in the Capital Purchase Program, for $7.5 million. The warrant provided the U.S. Department of the Treasury with the right to purchase 616,438 shares of our common stock at a price of $5.11 per share.

48.

MERCANTILE BANK CORPORATION

Our asset quality metrics remain on an improving trend, and we are optimistic that the positive trend will continue. In aggregate dollar amounts, nonperforming asset levels have declined almost 70% since the peak level at March 31, 2010, and at September 30, 2012, were at the lowest level since December 31, 2007. Progress in the stabilization of economic and real estate market conditions has provided for numerous loan rating upgrades, significantly lower volumes of loan rating downgrades and reduced net loan charge-offs, allowing for substantially lower provision expense. We expect a continuation of improved market conditions will provide for lower future period provision expense and problem asset administration costs when compared to levels over the past several years.

Financial Condition

During the first nine months of 2012, our total assets decreased $44.9 million, and totaled $1.39 billion as of September 30, 2012. The decline in total assets was comprised primarily of a $37.3 million decrease in securities and a $37.1 million reduction in total loans, more than offsetting a $27.6 million increase in cash and cash equivalents. Our total liabilities declined $24.4 million during the first nine months of 2012. Securities sold under agreements to repurchase (“repurchase agreements”) decreased $12.5 million, Federal Home Loan Bank (“FHLB”) advances declined $10.0 million and total deposits decreased $4.5 million. In addition, shareholders’ equity declined $20.4 million primarily due to the $21.0 million repurchase of preferred stock and the $7.5 million repurchase of the common stock warrant, more than offsetting the $8.5 million in net income attributable to common shares.

Our loan portfolio is primarily comprised of commercial loans. Commercial loans declined $39.5 million during the first nine months of 2012, and at September 30, 2012 totaled $957.4 million, or 92.5% of the loan portfolio. The decline in outstanding balances primarily reflects the impact of a concerted effort on our part to reduce the level of nonperforming commercial loans and commercial loans on our watch list (i.e., loans internally graded 7 and 8 — see Note 3 for additional information on our internal commercial loan grading system), as well as exposure to certain non-owner occupied commercial real estate (“CRE”) lending. We did extend credit to several new commercial loan relationships and saw increased activity from some of our existing commercial loan customers during the first nine months of 2012; however, due in part to the ongoing sluggishness in business activity in our markets, our efforts to reduce the exposure to certain market segments and competitive pressures, our commercial loan portfolio declined. Loans collateralized by owner-occupied CRE increased $4.3 million and commercial and industrial (“C&I”) loans increased $11.2 million during the first nine months of 2012. Line of credit usage was relatively unchanged during the period, although we would expect to see an increase in commercial line of credit usage when economic conditions improve. During the same nine month time period, loans collateralized by non-owner occupied CRE decreased $34.8 million and loans collateralized by multi-family and residential rental properties declined by $14.9 million. Our systematic approach to reducing our exposure to certain non-owner occupied CRE lending will be prolonged, given the nature of CRE lending and depressed economic conditions; however, we believe that such a reduction is in our best interest when taking into account the increased inherent credit risk and nominal deposit balances generally associated with the targeted borrowing relationships.

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

49.

MERCANTILE BANK CORPORATION

The following table summarizes our loans secured by real estate, excluding residential mortgage loans representing permanent financing of owner occupied dwellings and home equity lines of credit:

	9/30/12	6/30/12	3/31/12	12/31/11	9/30/11
Residential-Related:
Vacant Land	$6,042,000	$5,435,000	$5,591,000	$5,679,000	$5,673,000
Land Development	14,639,000	15,256,000	16,173,000	17,007,000	17,441,000
Construction	4,031,000	4,055,000	4,318,000	4,923,000	4,647,000

	24,712,000	24,746,000	26,082,000	27,609,000	27,761,000
Comm’l Non-Owner Occupied:
Vacant Land	8,793,000	8,827,000	9,255,000	10,555,000	11,082,000
Land Development	13,798,000	14,355,000	14,418,000	14,486,000	14,541,000
Construction	9,877,000	15,424,000	16,936,000	13,615,000	11,061,000
Commercial Buildings	333,407,000	350,762,000	357,128,000	376,805,000	397,279,000

	365,875,000	389,368,000	397,737,000	415,461,000	433,963,000
Comm’l Owner Occupied:
Construction	5,316,000	3,751,000	6,198,000	4,213,000	2,986,000
Other	6,617,000	6,811,000	7,246,000	7,445,000	7,591,000
Commercial Buildings	271,364,000	281,519,000	273,376,000	268,479,000	269,776,000

	283,297,000	292,081,000	286,820,000	280,137,000	280,353,000

Total	$673,884,000	$706,195,000	$710,639,000	$723,207,000	$742,077,000

Residential mortgage loans and consumer loans increased in aggregate $2.4 million during the first nine months of 2012, and at September 30, 2012, totaled $77.9 million, or 7.5% of the total loan portfolio. Although the residential mortgage loan and consumer loan portfolios may increase in future periods, we expect the commercial sector of the lending efforts and resultant assets to remain the dominant loan portfolio category.

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

50.

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

Throughout 2009, 2010, 2011 and the first nine months of 2012, we saw a continuation of the stresses caused by the poor economic conditions, especially in the CRE markets. High vacancy rates or slow absorption have resulted in inadequate cash flow generated from some real estate projects we have financed, and have required guarantors to provide personal funds to make full contractual loan payments and pay other operating costs. In some cases, the guarantors’ cash and other liquid reserves have become seriously diminished. In other cases, sale of the collateral, either by the borrower or us, is our primary source of repayment.

We are, however, encouraged by the apparent credit quality stabilization within our loan portfolio that began during the latter part of 2010. After a period of significant and ongoing increases from 2007 through September 30, 2009, the level of nonperforming assets was relatively unchanged through June 30, 2010 and then has generally declined through the end of the 2012 third quarter. Of particular note are the reduced level of additions to the nonperforming asset category and increased level of interest in, and sales of, foreclosed properties and assets securing nonperforming loans.

As of September 30, 2012, nonperforming assets totaled $35.9 million, or 2.6% of total assets, compared to $60.4 million (4.2% of total assets) and $56.8 million (3.8% of total assets) as of December 31, 2011 and September 30, 2011, respectively. The $24.5 million reduction during the first nine months of 2012 and the $20.9 million decline during the twelve-month period ended September 30, 2012, are associated with assets in all major categories as reflected in the table below. As of September 30, 2012, nonperforming loans and foreclosed properties associated with residential real estate totaled $9.4 million, reflecting reductions of $4.6 million and $7.9 million during the past nine and twelve months, respectively. Nonperforming loans secured by, and foreclosed properties consisting of, non-owner occupied CRE properties totaled $17.6 million at September 30, 2012, reflecting reductions of $12.5 million and $4.8 million during the past nine and twelve months, respectively.

51.

MERCANTILE BANK CORPORATION

The following table provides a breakdown of nonperforming assets by property type:

	9/30/12	6/30/12	3/31/12	12/31/11	9/30/11
Residential Real Estate:
Land Development	$3,318,000	$3,946,000	$3,762,000	$5,479,000	$8,139,000
Construction	645,000	965,000	1,242,000	1,397,000	1,418,000
Owner Occupied / Rental	5,426,000	5,982,000	6,437,000	7,138,000	7,737,000

	9,389,000	10,893,000	11,441,000	14,014,000	17,294,000
Commercial Real Estate:
Land Development	1,158,000	1,174,000	1,531,000	2,111,000	1,885,000
Construction	0	0	403,000	409,000	0
Owner Occupied	6,395,000	6,850,000	7,687,000	10,642,000	11,287,000
Non-Owner Occupied	17,613,000	19,386,000	28,954,000	30,106,000	22,435,000

	25,166,000	27,410,000	38,575,000	43,268,000	35,607,000
Non-Real Estate:
Commercial Assets	1,386,000	1,765,000	2,144,000	3,060,000	3,897,000
Consumer Assets	1,000	1,000	14,000	14,000	29,000

	1,387,000	1,766,000	2,158,000	3,074,000	3,926,000

Total	$35,942,000	$40,069,000	$52,174,000	$60,356,000	$56,827,000

The following table provides a reconciliation of nonperforming assets:

	3rd Qtr	2nd Qtr	1st Qtr	4th Qtr	3rd Qtr
	2012	2012	2012	2011	2011
Beginning balance	$40,069,000	$52,174,000	$60,356,000	$56,827,000	$61,895,000
Additions	158,000	3,306,000	9,651,000	10,188,000	3,740,000
Returns to performing status	0	0	(737,000)	0	0
Principal payments	(1,245,000)	(11,357,000)	(5,533,000)	(2,115,000)	(5,058,000)
Sale proceeds	(1,190,000)	(1,586,000)	(9,282,000)	(3,038,000)	(2,670,000)
Loan charge-offs	(1,003,000)	(1,337,000)	(1,691,000)	(890,000)	(476,000)
Valuation write-downs	(847,000)	(1,131,000)	(590,000)	(616,000)	(604,000)

Total	$35,942,000	$40,069,000	$52,174,000	$60,356,000	$56,827,000

Gross loan charge-offs totaled $1.9 million during the third quarter of 2012, of which approximately 90% was specifically reserved for as of June 30, 2012. Net loan charge-offs during the first nine months of 2012 totaled $5.4 million, or an annualized 0.7% of average total loans. For comparative purposes, net loan charge-offs equaled 1.4%, 2.4% and 2.2% of average loans during 2011, 2010 and 2009, respectively. Net loan charge-offs may remain elevated in the next several quarters compared to historical averages due to the higher volume of nonperforming loans and stressed economic conditions; however, we are cautiously optimistic that net loan charge-offs in future periods will be lower than what we experienced during 2011, 2010 and 2009.

52.

MERCANTILE BANK CORPORATION

The following table provides a breakdown of net loan charge-offs (recoveries) by collateral type:

	3rd Qtr	2nd Qtr	1st Qtr	4th Qtr	3rd Qtr
	2012	2012	2012	2011	2011
Residential Real Estate:
Land Development	$77,000	$(110,000)	$38,000	$15,000	$135,000
Construction	0	10,000	0	(90,000)	(11,000)
Owner Occupied / Rental	166,000	50,000	237,000	1,176,000	(187,000)

	243,000	(50,000)	275,000	1,101,000	(63,000)
Commercial Real Estate:
Land Development	16,000	(7,000)	103,000	(75,000)	47,000
Construction	0	0	0	0	0
Owner Occupied	86,000	(164,000)	793,000	68,000	(18,000)
Non-Owner Occupied	1,317,000	(1,525,000)	4,341,000	4,060,000	639,000

	1,419,000	(1,696,000)	5,237,000	4,053,000	668,000
Non-Real Estate:
Commercial Assets	(148,000)	(14,000)	81,000	(435,000)	(162,000)
Consumer Assets	13,000	14,000	(4,000)	0	26,000

	(135,000)	0	77,000	(435,000)	(136,000)

Total	$1,527,000	$(1,746,000)	$5,589,000	$4,719,000	$469,000

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

53.

MERCANTILE BANK CORPORATION

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

A migration analysis is completed quarterly to assist us in determining appropriate reserve allocation factors for non-impaired commercial loans. Our migration takes into account various time periods, and while we have historically generally placed most weight on the eight-quarter time frame as that period is close to the average duration of our loan portfolio, consideration is given to other time periods as part of our assessment. Given the stabilizing loan losses experienced in recent quarters in comparison to those loan losses recorded in the more stressed economic conditions of several years ago, we decided to transition from the eight-quarter time frame to a longer ten-quarter time frame during the third quarter of 2012. We believe that the ten-quarter period represents a more useful range of economic conditions, and that it provides for a more relevant basis in determining reserve allocation factors given the current economic conditions and the general consensus of economic conditions in the near future. This transition resulted in an increase of approximately $1.5 million to the required loan loss reserve level as of September 30, 2012.

Although the migration analysis provides an accurate historical accounting of our net loan losses, it is not able to fully account for environmental factors that will also very likely impact the collectability of our commercial loans as of any quarter-end date. Therefore, we incorporate the environmental factors as adjustments to the historical data. Environmental factors include both internal and external items. We believe the most significant internal environmental factor is our credit culture and the relative aggressiveness in assigning and revising commercial loan risk ratings. Although we have been consistent in our approach to commercial loan ratings, ongoing stressed economic conditions have resulted in an even higher sense of aggressiveness with regards to the downgrading of lending relationships. In addition, we made revisions to our grading paradigms in early 2009 that mathematically resulted in commercial loan relationships being more quickly downgraded when signs of stress are noted, such as slower sales activity for construction and land development CRE relationships and reduced operating performance/cash flow coverage for C&I relationships. These changes, coupled with the stressed economic environment, resulted in significant downgrades and the need for substantial provisions to the allowance over the past several years. To more effectively manage our commercial loan portfolio, we created a specific group tasked with managing our most distressed lending relationships.

54.

MERCANTILE BANK CORPORATION

Coinciding with our transition from an eight-quarter loan loss migration analysis to a ten-quarter loan loss migration analysis during the third quarter of 2012, we also transitioned from a 50-basis point environmental factor matrix to a 35-basis point environmental factor matrix. We believe this change was appropriate since extending the look back period of the loan loss migration analysis expands the level of environmental experience inherently included in the qualitative-based reserve allocation factors. This transition, along with typical quarterly environmental adjustments, resulted in a net decrease of $3.0 million to the required loan loss reserve level as of September 30, 2012.

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

Reflecting the stressed economic conditions and resulting negative impact on our loan portfolio, we have substantially increased the allowance as a percent of the loan portfolio over the past several years. The allowance equaled $27.8 million, or 2.7% of total loans outstanding, as of September 30, 2012, compared to 3.4%, 3.6%, 3.1%, 1.5% and 1.4% at year-end 2011, 2010, 2009, 2008 and 2007, respectively. A significant portion of the decline in the level of allowance to total loans outstanding during the first nine months of 2012 reflects the charge-off of specific reserves that were created in prior periods and the elimination and reduction of specific reserves due to successful collection efforts, while the remainder of the decline primarily results from commercial loan upgrades and reductions in most reserve allocation factors on non-impaired commercial loans resulting from the impact of lower net loan charge-offs in recent periods on our migration calculations.

As of September 30, 2012, the allowance was comprised of $12.0 million in general reserves relating to non-impaired loans, $3.2 million in specific reserve allocations relating to nonaccrual loans, and $12.6 million in specific reserves on other loans, primarily accruing loans designated as troubled debt restructurings. Troubled debt restructurings totaled $50.3 million at the end of the third quarter of 2012, consisting of $11.6 million that are on nonaccrual status and $38.7 million that are on accrual status. The latter, while considered and accounted for as impaired loans in accordance with accounting guidelines, is not included in our nonperforming loan totals. Impaired loans with an aggregate carrying value of $21.9 million as of September 30, 2012 had been subject to previous partial charge-offs aggregating $12.8 million. Those partial charge-offs were recorded as follows: $3.4 million during the first nine months of 2012, $4.2 million in 2011, $4.2 million in 2010 and $1.0 million in 2009. As of September 30, 2012, specific reserves allocated to impaired loans that had been subject to a previous partial charge-off totaled $0.6 million.

Although we believe the allowance is adequate to absorb loan losses as they arise, there can be no assurance that we will not sustain loan losses in any given period that could be substantial in relation to, or greater than, the size of the allowance.

55.

MERCANTILE BANK CORPORATION

Securities decreased by $37.3 million during the first nine months of 2012, totaling $147.6 million as of September 30, 2012. Proceeds from called U.S. Government agency bonds during the first nine months of 2012 totaled $63.4 million, with another $8.9 million from principal paydowns on mortgage-backed securities, $4.8 million from matured and called tax-exempt municipal bonds, and $5.4 million from paid-off and matured Michigan Strategic Fund bonds. Purchases during the first nine months of 2012, consisting almost exclusively of U.S. Government agency bonds, totaled $46.0 million. At September 30, 2012, the portfolio was comprised of U.S. Government agency bonds (48%), tax-exempt municipal general obligation and revenue bonds (18%), U.S. Government agency issued or guaranteed mortgage-backed securities (17%), FHLB stock (8%), Michigan Strategic Fund bonds (8%), and mutual funds (1%). All of our securities, exclusive of FHLB stock, are currently designated as available for sale, and are therefore stated at fair value. The fair value of securities designated as available for sale at September 30, 2012 totaled $135.7 million, including a net unrealized gain of $4.9 million. We maintain the securities portfolio at levels to provide adequate pledging and secondary liquidity for our daily operations. In addition, the securities portfolio serves a primary interest rate risk management function.

FHLB stock totaled $12.0 million as of September 30, 2012, unchanged from December 31, 2011. Our investment in FHLB stock is necessary to engage in their advance and other financing programs. We received a quarterly cash dividend at a rate of 3.00% per annum during the first, second and third quarters of 2012 and at average rates of 2.50% and 2.00% per annum during 2011 and 2010, respectively, and we expect a cash dividend will continue to be paid in future quarters.

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

Federal funds sold, consisting of excess funds sold overnight to a correspondent bank, along with investments in interest-bearing deposits at correspondent and other banks, are used to manage daily liquidity needs and interest rate sensitivity. During the first nine months of 2012, the average balance of these funds equaled $71.7 million, or 5.6% of average earning assets, compared to the 6.1%, 4.5% and 3.0% maintained during 2011, 2010 and 2009, respectively. The level maintained during these time periods is considerably higher than our historical average of less than 1.0%. Given the stressed market and economic conditions, we made the decision in early 2009 to operate with a higher than traditional balance of federal funds sold and interest-bearing deposits. Reflecting our improved operating performance and financial condition, along with modestly improved economic conditions, we did reduce the level of average federal funds sold during the first nine months of 2012 when compared to 2011, and we currently expect to maintain a similar balance of federal funds sold for at least the remainder of 2012.

Premises and equipment at September 30, 2012 equaled $26.1 million, a decrease of $0.7 million during the first nine months of 2012. Purchases of premises and equipment during the first nine months of 2012 totaled only $0.4 million, while depreciation expense totaled $1.1 million. On December 30, 2009, all FDIC-insured financial institutions were required to prepay estimated FDIC deposit insurance assessments for the fourth quarter of 2009 and the years 2010, 2011 and 2012. The amount we paid equaled $16.3 million, which is being expensed over the future quarterly assessment periods. As of September 30, 2012, the balance of this prepaid asset was $8.5 million. Under current regulations, any unused portion of the amount prepaid remaining after payment of amounts due on June 30, 2013 will be returned to us by the FDIC.

56.

MERCANTILE BANK CORPORATION

Foreclosed and repossessed assets totaled $11.2 million at September 30, 2012, compared to $15.3 million on December 31, 2011. The $4.1 million decrease during the first nine months of 2012 consisted of $12.8 million in sales proceeds and $1.7 million in valuation write-downs and net loss on sales, which were partially offset by $10.4 million in transfers from the loan portfolio. We expect foreclosed and repossessed assets to remain at elevated levels as we move through the stressed economic environment and in certain situations elect to foreclose or repossess collateral. The State of Michigan has a relatively protracted foreclosure process that generally takes six to twelve months before deed is obtained. While we expect further transfers from loans to foreclosed and repossessed assets in future periods reflecting our collection efforts on impaired lending relationships, we are hopeful that the increased sales activity we witnessed during the past several quarters will continue and limit the overall increase in and average balance of this nonperforming asset category.

Deposits decreased $4.5 million during the first nine months of 2012, totaling $1.11 billion at September 30, 2012. Local deposits increased $45.7 million, while out-of-area deposits decreased $50.2 million. As a percent of total deposits, local deposits equaled 74.7% on September 30, 2012, compared to 70.3%, 60.0%, 48.3% and 29.4% on December 31, 2011, 2010, 2009 and 2008, respectively. In comparing balances as of September 30, 2012 to those at December 31, 2008, total deposits have declined by $492.0 million, consisting of a $356.9 million increase in local deposits and an $848.9 million decrease in out-of-area deposits. The decline in out-of-area deposits primarily results from the decline in total loans and the increase in local deposits. The increase in local deposits reflects various programs and initiatives we have implemented over the past several years, including: certificate of deposit campaign; implementation of several deposit-gathering initiatives in our commercial lending function; introduction of new deposit-related products and services; and the continuation of providing our customers with the latest in technological advances that give improved information, convenience and timeliness.

Noninterest-bearing checking deposit accounts further increased during the first nine months of 2012, having increased during 2011 after remaining relatively stable over the prior several years. Noninterest-bearing checking accounts averaged $157.5 million during the first nine months of 2012, compared to an average balance of $137.0 million during 2011, and $110 million to $120 million over the prior several years. A portion of the increase represents transfers from our repurchase agreement product, reflecting a change in rates offered on the repurchase agreement product whereby for certain lower-balance customers, maintaining their relationship with us in a noninterest-bearing checking account was less expensive for them than keeping their funds in the repurchase agreement product when taking into account the rate paid and fees assessed.

Local interest-bearing checking accounts, increasing $6.4 million during the first nine months of 2012, are up $135.9 million since year-end 2008. Money market deposit accounts increased $1.0 million during the first nine months of 2012, and are up $121.5 million since year-end 2008. The increases in both interest-bearing checking accounts and money market deposit accounts reflect our enhanced marketing program and relatively aggressive rates which resulted in many new individual, business and municipality deposits and increased balances from existing depositors, as well as transfers from maturing certificates of deposit. Savings deposits increased $15.4 million during the first nine months of 2012, but are down $2.1 million since year-end 2008. A vast majority of the increase in savings accounts during 2012 reflects increased savings deposit balances from several local municipal customers, primarily corresponding with the receipt of property tax collections.

Certificates of deposit purchased by customers located within our market areas increased $3.1 million during the first nine months of 2012, and have increased $45.4 million since year-end 2008. A majority of the increase since year-end 2008 reflects increased CD balances from certain municipal customers.

57.

MERCANTILE BANK CORPORATION

Deposits obtained from customers located outside of our market areas decreased $50.2 million during the first nine months of 2012, and have declined $848.9 million since year-end 2008. As of September 30, 2012, out-of-area deposits totaled $280.3 million. Out-of-area deposits primarily consist of certificates of deposit obtained from depositors located outside our market areas and placed by deposit brokers for a fee, but also include certificates of deposit obtained from the deposit owners directly. The owners of out-of-area deposits include individuals, businesses and municipalities located throughout the United States. In addition, in early 2011 we established an interest-bearing checking account relationship with an out-of-area depositor engaged in the management of retirement accounts. This custodial relationship totaled $22.8 million as of September 30, 2012, and is expected to remain relatively stable in future periods as we believe this to be a long-term relationship. The significant decline in out-of-area deposits since year-end 2008 primarily reflects the influx of cash resulting from the reduction in total loans and from the increase in local deposits.

Repurchase agreements decreased $12.5 million during the first nine months of 2012, totaling $60.0 million as of September 30, 2012. A majority of the decrease reflects transfers to noninterest-bearing and interest-bearing checking accounts, as well as seasonal declines in balances as business customers use funds for tax and bonus payments during the early part of the calendar year. Year-end balances are typically high points in this account. Repurchase agreements declined $44.4 million during 2011, a vast majority of which reflects transfers to noninterest-bearing and interest-bearing checking accounts. As part of our sweep account program, collected funds from certain business noninterest-bearing checking accounts are invested into over-night interest-bearing repurchase agreements. Such repurchase agreements are not deposit accounts and are not afforded federal deposit insurance.

FHLB advances decreased $10.0 million during the first nine months of 2012, and are down $235.0 million since year-end 2008. As of September 30, 2012, FHLB advances totaled $35.0 million. The decline in FHLB advances since year-end 2008 primarily reflects the influx of cash resulting from the reduction in total loans and from the increase in local deposits. The FHLB advances are collateralized by residential mortgage loans, first mortgage liens on multi-family residential property loans, first mortgage liens on commercial real estate property loans, and substantially all other assets of our bank, under a blanket lien arrangement. Our borrowing line of credit as of September 30, 2012 totaled about $129 million, with availability approximating $89 million.

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

To assist in providing needed funds, we have regularly obtained monies from wholesale funding sources. Wholesale funds, primarily comprised of deposits from customers outside of our market areas and advances from the FHLB, totaled $315.3 million, or 26.2% of combined deposits and borrowed funds, as of September 30, 2012, compared to $375.5 million, or 30.5% of combined deposits and borrowed funds as of December 31, 2011, and $1.41 billion, or 71.5% of combined deposits and borrowed funds as of December 31, 2008. The significant decline since year-end 2008 primarily reflects the influx of cash resulting from the reduction in total loans and from increased local deposits.

58.

MERCANTILE BANK CORPORATION

Although local deposits have generally increased as new business, municipality and individual deposit relationships are established and as existing customers increase the balances in their accounts, and we witnessed significant local deposit growth during the past several years, some reliance on wholesale funds will likely remain. As part of our current interest rate risk management strategy, virtually the entire amount of the approximate $155 million in wholesale funds obtained during the first nine months of 2012 has a fixed interest rate and mature within three to five years, reflecting the fact that a majority of commercial loans we have extended since the beginning of 2011 have a fixed interest rate.

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

As part of our sweep account program, collected funds from certain business noninterest-bearing checking accounts are invested into over-night interest-bearing repurchase agreements. Such repurchase agreements are not deposit accounts and are not afforded federal deposit insurance. Repurchase agreements decreased $12.5 million during the first nine months of 2012, totaling $60.0 million as of September 30, 2012. A majority of the decrease reflects transfers to noninterest-bearing and interest-bearing checking accounts, as well as seasonal declines in balances as business customers use funds for tax and bonus payments during the early part of the calendar year. Year-end balances are typically high points in this account. Repurchase agreements declined $44.4 million during 2011, a vast majority of which reflects transfers to noninterest-bearing and interest-bearing checking accounts. Information regarding our repurchase agreements as of September 30, 2012 and during the first nine months of 2012 is as follows:

Outstanding balance at September 30, 2012	$60,031,000
Weighted average interest rate at September 30, 2012	0.26%
Maximum daily balance nine months ended September 30, 2012	$73,054,000
Average daily balance for nine months ended September 30, 2012	$60,234,000
Weighted average interest rate for nine months ended September 30, 2012	0.29%

As a member of the FHLB, we have access to the FHLB advance borrowing programs. FHLB advances declined $10.0 million during the first nine months of 2012, and are down $235.0 million since year-end 2008. As of September 30, 2012, FHLB advances totaled $35.0 million. The decline in FHLB advances since year-end 2008 primarily reflects the influx of cash resulting from the reduction in total loans and from the increase in local deposits. Based on available collateral at September 30, 2012, we could borrow an additional $89.0 million. During the third quarter of 2012, we modified the terms of two existing FHLB advances (totaling $15.0 million) having the effect of extending the weighted average term from 1.3 years to 5.0 years and decreasing the weighted average interest rate from 3.10% to 1.51%. As the modification did not result in the terms being substantially different as defined by current accounting guidance, the transaction was accounted for as a modification, not extinguishment of debt. Accordingly, the prepayment fees incurred are amortized as an adjustment to the rate over the life of the new five-year advance.

59.

MERCANTILE BANK CORPORATION

We also have the ability to borrow up to $38.0 million on a daily basis through correspondent banks using established unsecured federal funds purchased lines of credit. At no time during the first nine months of 2012 did we access the federal funds purchased lines of credit; in fact, we have not accessed the lines of credit since January of 2010. In contrast, federal funds sold averaged $61.2 million during the first nine months of 2012 and $78.6 million during all of 2011, with another $10.4 million invested in interest-bearing deposits at correspondent banks during the first nine months of 2012 and $9.7 million during all of 2011. Given the stressed market and economic conditions, we made the decision in early 2009 to operate with a higher than traditional balance of federal funds sold and interest-bearing deposits. Reflecting our improved operating performance and financial condition, along with modestly improved economic conditions, we did reduce the level of average federal funds sold during the first nine months of 2012 when compared to 2011, and we currently expect to maintain a similar balance of federal funds sold for at least the remainder of 2012. As a result, we expect the use of our federal funds purchased lines of credit, in at least the near future, will be rare, if at all.

We have a line of credit through the Discount Window of the Federal Reserve Bank of Chicago. Using a substantial majority of our tax-exempt municipal securities as collateral, we could have borrowed up to $22.4 million for terms of 1 to 28 days at September 30, 2012. We did not utilize this line of credit during the first nine months of 2012 or at any time during 2011, 2010 or 2009, and do not plan to access this line of credit in future periods.

The following table reflects, as of September 30, 2012, significant fixed and determinable contractual obligations to third parties by payment date, excluding accrued interest:

	One Year	One to	Three to	Over
	or Less	Three Years	Five Years	Five Years	Total
Deposits without a stated maturity	$570,115,000	$0	$0	$0	$570,115,000
Certificates of deposit	256,645,000	125,405,000	155,401,000	0	537,451,000
Short-term borrowings	60,031,000	0	0	0	60,031,000
Federal Home Loan Bank advances	0	0	35,000,000	0	35,000,000
Subordinated debentures	0	0	0	32,990,000	32,990,000
Other borrowed money	0	0	0	1,433,000	1,433,000

In addition to normal loan funding and deposit flow, we must maintain liquidity to meet the demands of certain unfunded loan commitments and standby letters of credit. As of September 30, 2012, we had a total of $322.5 million in unfunded loan commitments and $11.0 million in unfunded standby letters of credit. Of the total unfunded loan commitments, $232.1 million were commitments available as lines of credit to be drawn at any time as customers’ cash needs vary, and $90.4 million were for loan commitments expected to close and become funded within the next twelve months. The level of commitments to make loans over the past several years had declined significantly when compared to historical levels, primarily reflecting stressed economic conditions; however, the $90.4 million level at September 30, 2012 is relatively high when compared to the levels over the past several years. The increase primarily reflects the impact of our improved operating performance and financial condition, expanded sales efforts and modestly improved economic conditions. We regularly monitor fluctuations in loan balances and commitment levels, and include such data in our overall liquidity management.

60.

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

Capital Resources

Shareholders’ equity is a noninterest-bearing source of funds that can provide support for asset growth. Shareholders’ equity was $144.6 million at September 30, 2012, compared to $165.0 million at December 31, 2011. The $20.4 million decrease during the first nine months of 2012 is primarily due to the repurchase of $21.0 million in preferred stock and the $7.5 million repurchase of a common stock warrant. The preferred stock was issued in May 2009 to the U.S. Department of the Treasury under the Treasury’s Capital Purchase Program, as part of the Troubled Asset Relief Program, while the common stock warrant was issued to the U.S. Department of the Treasury in connection with our participation in the Capital Purchase Program. To fund the repurchases, our bank paid us cash dividends aggregating approximately the same amounts. The repurchases of the preferred stock and common stock warrant were partially offset by net income attributable to common shares of $8.5 million. In addition, shareholders’ equity was negatively impacted by $1.3 million resulting from the change in the market value of our available for sale securities portfolio and change in fair value of our interest rate swap.

Despite a reduction in shareholders’ equity during the first nine months of 2012, our bank remains “well capitalized.” As of September 30, 2012, our bank’s total risk-based capital ratio was 14.5%, compared to 15.5% at December 31, 2011. Our bank’s total regulatory capital, consisting of shareholders’ equity plus a portion of the allowance, decreased by $18.5 million during the first nine months of 2012, primarily reflecting cash dividends totaling $31.5 million, partially mitigated by net income of $10.5 million. Partially offsetting the decline in total regulatory capital was a reduction of $46.6 million in total risk-weighted assets, primarily resulting from a decrease in commercial loans. As of September 30, 2012, our bank’s total regulatory capital equaled $169.9 million, or approximately $53 million in excess of the 10.0% minimum which is among the requirements to be categorized as “well capitalized.” Our and our bank’s capital ratios as of September 30, 2012 and December 31, 2011 are disclosed in Note 12 of the Notes to Consolidated Financial Statements.

We and our bank are subject to regulatory capital requirements administered by state and federal banking agencies. Failure to meet the various capital requirements can initiate regulatory action that could have a direct material effect on the financial statements. Our bank’s ability to pay cash and stock dividends is subject to limitations under various laws and regulations, and to prudent and sound banking practices. On October 11, 2012, our Board of Directors declared a cash dividend on our common stock in the amount of $0.09 per share, to be paid on December 10, 2012 to shareholders of record as of November 9, 2012. This represents our first common stock cash dividend since the first quarter of 2010, as in April 2010 we had suspended payments of cash dividends on our common stock.

61.

MERCANTILE BANK CORPORATION

Results of Operations

We recorded net income attributable to common shares of $2.6 million for the third quarter of 2012 ($0.30 per basic share and diluted share), compared to net income attributable to common shares of $2.7 million ($0.31 per basic share and $0.30 per diluted share) recorded during the third quarter of 2011. We recorded net income attributable to common shares of $8.5 million ($0.98 per basic share and $0.95 per diluted share) for the first nine months of 2012, compared to net income attributable to common shares of $6.2 million ($0.72 per basic share and $0.69 per diluted share) recorded during the first nine months of 2011. The establishment of a valuation allowance against our net deferred tax asset in the fourth quarter of 2009 and the reversal of the valuation allowance in the fourth quarter of 2011 distort 2012 and 2011 after-tax operating result comparisons. On a pre-tax basis, our income was $3.9 million for the third quarter of 2012 and $13.9 million for the first nine months of 2012; pre-tax income for the respective 2011 periods was $3.0 million and $7.2 million.

The improved pre-tax earnings performance in the third quarter of 2012 and the first nine months of 2012 compared to the respective prior-year periods primarily results from lower provisions to the allowance for loan losses. The decreased provision expense reflects lower volumes of loan rating downgrades and nonperforming loans, a higher volume of loan rating upgrades, significant recoveries of prior-period loan charge-offs, the elimination or significant reduction of certain specific reserve allocations due to successful collection efforts, and continued progress in the stabilization of economic and real estate market conditions and resulting collateral valuations. In addition, in many instances the reserve allocation factors for non-impaired commercial loans were lowered as higher loan charge-off periods were replaced with lower loan charge-off periods in the quarterly reserve migration calculations. A higher net interest margin, which partially mitigated the negative impact of a lower level of average earning assets, lower FDIC insurance premiums, and increased noninterest income also contributed to the improved earnings performance in the third quarter and first nine months of 2012 compared to the respective 2011 periods. The enhanced earnings performance in the first nine months of 2012 compared to the first nine months of 2011 is also attributable to a reduction in costs associated with the administration and resolution of problem assets.

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

Interest income during the third quarter of 2012 was $14.8 million, a decrease of $2.3 million, or 13.4%, from the $17.1 million earned during the third quarter of 2011. Interest income during the first nine months of 2012 was $45.3 million, a decrease of $9.4 million, or 17.2%, from the $54.7 million earned during the first nine months of 2011. The reduction in interest income is attributable to a significant decrease in earning assets, and to a lesser extent, a declining yield on earning assets. During the third quarter of 2012, earning assets averaged $1.27 billion, a decline of $144.9 million, or 10.2%, from the $1.41 billion in average earning assets during the third quarter of 2011. Average loans were down $68.8 million, average securities decreased $55.7 million, average federal funds sold decreased $21.3 million, and average interest-bearing deposit balances increased $0.9 million. During the first nine months of 2012, earning assets averaged $1.28 billion, or $187.4 million lower than average earning assets of $1.47 billion during the same time period in 2011. Average loans were down $115.8 million, average securities decreased $60.7 million, average federal funds sold decreased $11.6 million, and average interest-bearing deposit balances increased $0.7 million.

62.

MERCANTILE BANK CORPORATION

During the third quarter of 2012 and 2011, earning assets had a weighted average yield (tax equivalent-adjusted basis) of 4.66% and 4.83%, respectively. During the first nine months of 2012 and 2011, earning assets had a weighted average yield (tax equivalent-adjusted basis) of 4.74% and 5.01%, respectively. The declines in earning asset yield in the 2012 periods compared to the respective 2011 periods resulted from a decreased yield on average loans, and to a much lesser extent, a decreased yield on average securities.

The yield on average loans was 5.09% in the third quarter of 2012 compared to 5.34% in the respective 2011 period, while the yield on average loans was 5.12% during the first nine months of 2012 compared to 5.45% during the first nine months of 2011. The lower yields on average loans in the 2012 periods compared to the respective 2011 periods mainly resulted from a decreased yield on average commercial loans, which equaled 5.12% in the current-year third quarter compared to 5.37% in the respective prior-year period and 5.13% during the first nine months of 2012 compared to 5.48% during the first nine months of 2011. The commercial loan yield was negatively impacted by the lowering of rates on certain commercial loans throughout 2011 and into 2012 as a result of borrowers warranting decreased loan rates due to improved financial performance, the renewal of certain maturing term loans at lower rates, and competitive pricing pressures. In addition, the commercial loan yield was negatively impacted by an ongoing interest rate risk management strategy implemented in early 2011 whereby certain commercial loan relationships are being converted from the Mercantile Bank Prime Rate to the Wall Street Journal Prime Rate; this strategy, which is discussed in Item 3 of Part I of this report, has a short-term negative impact on net interest income as the conversions generally involve interest rate reductions. The commercial loan yield in the 2012 and 2011 periods was negatively impacted by net declines in the present values of the purchased and sold interest rate caps. Excluding the impact of these net declines, the yield on average commercial loans was 5.14% and 5.47% and the yield on average total loans was 5.11% and 5.44% in the third quarter of 2012 and 2011, respectively, while the yield on average commercial loans was 5.17% and 5.51% and the yield on average total loans was 5.15% and 5.48% during the first nine months of 2012 and 2011, respectively.

The yield on average securities was 4.11% in the third quarter of 2012 compared to 4.42% in the respective 2011 period, and the yield on average securities during the first nine months of 2012 was 4.24% compared to 4.45% during the first nine months of 2011. The lower yields on average securities in the 2012 periods compared to the respective 2011 periods mainly resulted from a decreased yield on U.S. Government agency bonds, reflecting a decline in market rates. The yield on U.S. Government agency bonds was 3.53% in the third quarter of 2012 and 3.82% during the first nine months of 2012 compared to 4.22% and 4.26% in the respective 2011 periods. Purchases of U.S. Government agency bonds with lower yields during the fourth quarter of 2011 and into 2012 using proceeds received from called bonds of the same type negatively impacted the yield on average securities. The bond purchases were necessary to meet collateral requirements and internal funds management policy guidelines. Unaccreted discount of $116,000 related to called U.S. Government agency bonds was recognized as income during the first nine months of 2012; excluding this discount, the yield on U.S. Government agency bonds would have been 3.60% in the first nine months of 2012. Unaccreted discount of $55,000 related to called U.S. Government agency bonds was recognized as income during the first nine months of 2011; excluding this discount, the yield on U.S. Government agency bonds would have been 4.20% in the first nine months of 2011. The negative impact of the declined U.S. Government agency bond yield on the yield on average total securities was partially offset by a shift in the securities portfolio mix from lower-yielding agency bonds to higher-yielding municipal securities. Average U.S. Government agency bonds represented 45.6% of average total securities in the third quarter of 2012 compared to 49.0% in the prior-year third quarter, and 44.7% of average total securities during the first nine months of 2012 compared to 50.4% in the comparable prior-year period. Average municipal securities represented 18.7% of average total securities in the third quarter of 2012 compared to 15.9% in the prior-year third quarter, and 18.9% of average total securities during the first nine months of 2012 compared to 15.0% during the same 2011 period.

63.

MERCANTILE BANK CORPORATION

A change in earning asset mix in the third quarter and first nine months of 2012 compared to the respective prior-year periods, most notably an increase in higher-yielding average loans and declines in lower-yielding average securities and federal funds sold as a percentage of average earning assets, partially offset the negative impacts of the decreased yields on average loans and average securities on earning asset yield. Average loans equaled 82.1% of average earning assets during the third quarter of 2012, while average securities, federal funds sold, and interest-bearing deposit balances equaled 11.4%, 5.7%, and 0.8%, respectively. During the third quarter of 2011, average loans, securities, federal funds sold, and interest-bearing deposit balances represented 78.5%, 14.1%, 6.7%, and 0.7%, respectively, of average earning assets. Average loans equaled 82.4% of average earning assets during the first nine months of 2012, while average securities, federal funds sold, and interest-bearing deposit balances equaled 12.0%, 4.8%, and 0.8%, respectively. During the first nine months of 2011, average loans, securities, federal funds sold, and interest-bearing deposit balances represented 79.8%, 14.6%, 5.0%, and 0.6%, respectively, of average earning assets.

Interest expense during the third quarter of 2012 was $3.2 million, a decrease of $1.6 million, or 33.0%, from the $4.8 million expensed during the third quarter of 2011. Interest expense during the first nine months of 2012 was $10.3 million, a decrease of $5.5 million, or 34.7%, from the $15.8 million expensed during the first nine months of 2011. The reduction in interest expense in the 2012 periods compared to the respective 2011 periods is attributable to a decrease in the volume of interest-bearing liabilities and a decline in the weighted average cost of interest-bearing liabilities. During the third quarter of 2012, interest-bearing liabilities averaged $1.07 billion, or $152.9 million lower than average interest-bearing liabilities of $1.22 billion during the prior-year third quarter. Average interest-bearing deposits were down $128.8 million, while average short-term borrowings decreased $13.8 million, FHLB advances decreased $10.0 million, and average other borrowings decreased $0.3 million. During the first nine months of 2012, interest-bearing liabilities averaged $1.08 billion, or $203.9 million lower than average interest-bearing liabilities of $1.29 billion during the same time period in 2011. Average interest-bearing deposits decreased $160.3 million, while average short-term borrowings decreased $22.5 million, average FHLB advances decreased $16.6 million, and average other borrowings decreased $4.5 million.

During the third quarter of 2012 and 2011, interest-bearing liabilities had a weighted average rate of 1.18% and 1.54%, respectively. During the first nine months of 2012 and 2011, interest-bearing liabilities had a weighted average rate of 1.27% and 1.64%, respectively. The lower weighted average cost of interest-bearing liabilities in the 2012 periods compared to the respective prior-year periods was primarily due to the decline in market interest rates that began late in the third quarter of 2007 and continued through December of 2008 and a change in average interest-bearing liability mix, most notably decreases in higher-costing average out-of-area and brokered certificates of deposit and FHLB advances and increases in certain lower-costing non-certificate of deposit accounts as a percentage of average interest-bearing liabilities. Market interest rates remained low during 2009, 2010, 2011, and the first nine months of 2012. The lowering of interest rates on non-certificate of deposit accounts and repurchase agreements on various occasions during the last six months of 2011 and the first nine months of 2012 positively impacted the weighted average cost of interest-bearing liabilities in the 2012 periods compared to the respective 2011 periods. In addition, maturing fixed-rate certificates of deposit and FHLB advances were renewed at lower rates, replaced by lower-costing funds, or allowed to runoff during 2011 and the first nine months of 2012.

Net interest income during the third quarter of 2012 was $11.6 million, a decrease of $0.7 million, or 5.8%, from the $12.3 million earned during the third quarter of 2011. Net interest income during the first nine months of 2012 was $35.0 million, a decrease of $3.9 million, or 10.1%, from the $38.9 million earned during the first nine months of 2011. The decrease in net interest income in the 2012 periods compared to the respective 2011 periods was due to a decrease in earning assets, which more than offset an increase in the net interest margin. Average total loans during the third quarter of 2012 declined $68.8 million, or

64.

MERCANTILE BANK CORPORATION

6.2%, compared to the prior-year third quarter, while average securities declined $55.7 million, or 27.9%, and average federal funds sold declined $21.3 million, or 22.7%, during the comparable time periods. Average total loans during the first nine months of 2012 decreased $115.8 million, or 9.9%, compared to the respective prior-year period, while average securities decreased $60.7 million, or 28.2%, and average federal funds sold decreased $11.6 million, or 16.0%, during the comparable time periods.

The net interest margin during the third quarter of 2012 was 3.67%, compared to 3.50% during the third quarter of 2011. During the first nine months of 2012, the net interest margin was 3.67%, compared to 3.58% during the same time period in 2011. Excluding the impact of the net decline in the present values of the purchased and sold interest rate caps, the net interest margin equaled 3.68% in the third quarter of 2012 compared to 3.58% in the third quarter of 2011 and 3.70% in the first nine months of 2012 compared to 3.60% in the first nine months of 2011. The improved net interest margin in the third quarter of 2012 and the first nine months of 2012 compared to the respective 2011 periods reflects a reduction in our cost of funds, which more than offset the decreased yield on earning assets. Although our yield on earning assets declined in the 2012 periods compared to the respective prior-year periods, our cost of funds declined at a greater rate, resulting in the improved net interest margin. The lowering of interest rates on certain non-certificate of deposit accounts and repurchase agreements on various occasions during the latter half of 2011 and the first nine months of 2012 positively impacted the cost of funds. The cost of funds also decreased as a result of higher-costing matured certificates of deposit and FHLB advances being renewed at lower rates, replaced by lower-costing funds, or allowed to runoff.

The following table sets forth certain information relating to our consolidated average interest-earning assets and interest-bearing liabilities and reflects the average yield on assets and average cost of liabilities for the third quarter of 2012 and 2011. Such yields and costs are derived by dividing income or expense by the average daily balance of assets or liabilities, respectively, for the period presented. Tax-exempt securities interest income and yield have been computed on a tax equivalent basis using a marginal tax rate of 35%. Securities interest income was increased by $152,000 and $180,000 in the third quarter of 2012 and 2011, respectively, for this adjustment.

65.

MERCANTILE BANK CORPORATION

	Quarters ended September 30,
	2012			2011
	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate
			(dollars in thousands)
ASSETS
Loans	$1,042,370	$13,386	5.09%	$1,111,184	$14,951	5.34%
Investment securities	144,071	1,480	4.11	199,715	2,207	4.42
Federal funds sold	72,735	46	0.25	94,049	60	0.25
Interest-bearing deposit balances	10,660	8	0.28	9,775	6	0.24

Total interest - earning assets	1,269,836	14,920	4.66	1,414,723	17,224	4.83
Allowance for loan losses	(29,245)			(39,149)
Other assets	146,928			129,066

Total assets	$1,387,519			$1,504,640

LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing deposits	$942,042	$2,728	1.15%	$1,070,887	$4,040	1.50%
Short-term borrowings	57,730	39	0.27	71,493	73	0.41
Federal Home Loan Bank advances	35,000	183	2.05	45,000	410	3.57
Other borrowings	34,406	234	2.66	34,704	226	2.55

Total interest-bearing liabilities	1,069,178	3,184	1.18	1,222,084	4,749	1.54

Noninterest-bearing deposits	167,775			140,976
Other liabilities	6,315			6,718
Shareholders’ equity	144,251			134,862

Total liabilities and shareholders’ equity	$1,387,519			$1,504,640

Net interest income		$11,736			$12,475

Net interest rate spread			3.48%			3.29%

Net interest spread on average assets			3.36%			3.29%

Net interest margin on earning assets			3.67%			3.50%

A negative provision expense of $0.4 million and $3.4 million was recorded during the third quarter and first nine months of 2012, respectively, compared to a provision expense of $1.1 million in the third quarter of 2011 and $5.0 million in the first nine months of 2011. The reduced provision expense reflects lower volumes of loan rating downgrades and nonperforming loans, a higher volume of loan rating upgrades, significant recoveries of prior-period loan charge-offs, the elimination or significant reduction of certain specific reserve allocations due to successful collection efforts, and continued progress in the stabilization of economic and real estate market conditions and resulting collateral valuations. In addition, in many instances the reserve allocation factors for non-impaired commercial loans were lowered as higher loan charge-off periods were replaced with lower loan charge-off periods in the

66.

MERCANTILE BANK CORPORATION

quarterly reserve migration calculations. Net loan charge-offs of $1.5 million were recorded during the third quarter of 2012, compared to net loan charge-offs of $0.5 million during the prior-year third quarter. During the first nine months of 2012, net loan charge-offs totaled $5.4 million, compared to $11.0 million during the same time period in 2011. Of the $1.9 million in gross loans charged-off during the third quarter of 2012, $1.7 million, or about 90%, represents the elimination of specific reserves that were established through provision expense in earlier periods. Of the $11.2 million in gross loans charged-off during the first nine months of 2012, $3.9 million, or about 35%, represents the elimination of specific reserves that were established through provision expense in earlier periods. The allowance, as a percentage of total loans outstanding, was 2.68% as of September 30, 2012, compared to 3.41% as of December 31, 2011 and 3.60% as of September 30, 2011.

Noninterest income during the third quarter of 2012 was $2.1 million, an increase of $0.3 million, or 14.0%, from the $1.8 million earned during the third quarter of 2011. Noninterest income during the first nine months of 2012 was $5.9 million, an increase of $0.7 million, or 12.8%, from the $5.2 million earned during the same time period in 2011. The increase in noninterest income in the 2012 periods compared to the respective 2011 periods was mainly due to higher residential mortgage banking fee income, reflecting increased activity due to lower mortgage interest rates, and rental income from foreclosed properties, which more than offset decreased earnings on bank owned life insurance and service charges on accounts. The decline in earnings on bank owned life insurance primarily resulted from reduced investment yields, as paydowns on mortgage-backed securities were reinvested into similar securities with lower rates, while the decline in service charges on accounts mainly resulted from decreased fees associated with a particular checking account category as a result of a reduction in the number of active accounts.

Noninterest expense during the third quarter of 2012 was $10.2 million, an increase of $0.2 million, or 2.1%, from the $10.0 million expensed during the third quarter of 2011. Noninterest expense during the first nine months of 2012 was $30.4 million, down $1.6 million, or 4.9%, from the $32.0 million expensed during the same time period in 2011. The increase in noninterest expense in the third quarter of 2012 compared to the prior-year third quarter primarily resulted from increased salary and benefit costs. Salary and benefit costs totaled $4.8 million in the third quarter of 2012, an increase of $0.2 million, or 4.6%, from the $4.6 million expensed in the third quarter of 2011, primarily reflecting expenses associated with the reinstatement or increasing of certain employee benefit programs that had been suspended or lowered in prior years. The decline in noninterest expense in the first nine months of 2012 compared to the respective 2011 period primarily resulted from decreased nonperforming asset administration and resolution costs and FDIC insurance premiums, which more than offset increased salary and benefit costs arising from the reinstitution or increasing of certain employee benefit programs.

Nonperforming asset administration and resolution costs totaled $1.6 million during the third quarter of 2012 and 2011; these costs totaled $4.9 million during the first nine months of 2012, a decrease of $1.7 million, or 25.7%, from the $6.6 million in costs incurred during the same time period in 2011. Nonperforming asset administration and resolution costs remain elevated; however, the costs are expected to decrease further in future periods as the level of nonperforming assets continues to decline.

FDIC insurance premiums were $0.3 million during the third quarter of 2012 and $0.9 million during the first nine months of 2012, compared to $0.6 million and $2.3 million during the respective 2011 periods. The lower premiums during the 2012 periods compared to the respective 2011 periods resulted from a decreased assessment rate and base. The decreased assessment rate reflects our improved financial condition and operating performance and the implementation of the FDIC’s revised risk-based assessment system on April 1, 2011.

67.

MERCANTILE BANK CORPORATION

During the third quarter of 2012, we recorded income before federal income tax of $3.9 million and a federal income tax expense of $1.2 million. During the first nine months of 2012, we recorded income before federal income tax of $13.9 million and a federal income tax expense of $4.4 million. During the third quarter of 2011, we recorded income before federal income tax of $3.0 million and no federal income tax expense. During the first nine months of 2011, we recorded income before federal income tax of $7.2 million and no federal income tax expense. A federal income tax expense was recorded in the third quarter of 2012 and the first nine months of 2012 as a result of the valuation allowance against our net deferred tax asset being reversed at year-end 2011.

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

68.

MERCANTILE BANK CORPORATION

The following table depicts our GAP position as of September 30, 2012:

	Within Three Months	Three to Twelve Months	One to Five Years	After Five Years	Total
Assets:
Commercial loans (1)	$173,848,000	$187,053,000	$564,388,000	$15,080,000	$940,369,000
Residential real estate loans	31,436,000	11,501,000	29,892,000	18,662,000	91,491,000
Consumer loans	1,358,000	616,000	1,263,000	191,000	3,428,000
Securities (2)	25,639,000	2,063,000	30,296,000	89,623,000	147,621,000
Federal funds sold	78,012,000	0	0	0	78,012,000
Interest-bearing deposits	9,922,000	0	750,000	0	10,672,000
Allowance for loan losses	0	0	0	0	(27,762,000)
Other assets	0	0	0	0	144,533,000

Total assets	320,215,000	201,233,000	626,589,000	123,556,000	$1,388,364,000

Liabilities:
Interest-bearing checking	208,978,000	0	0	0	208,978,000
Savings deposits	47,893,000	0	0	0	47,893,000
Money market accounts	146,354,000	0	0	0	146,354,000
Time deposits under $100,000	8,653,000	24,338,000	30,367,000	0	63,358,000
Time deposits $100,000 & over	42,488,000	181,166,000	250,439,000	0	474,093,000
Short-term borrowings	60,031,000	0	0	0	60,031,000
Federal Home Loan Bank advances	0	0	35,000,000	0	35,000,000
Other borrowed money	34,423,000	0	0	0	34,423,000
Noninterest-bearing checking	0	0	0	0	166,890,000
Other liabilities	0	0	0	0	6,786,000

Total liabilities	548,820,000	205,504,000	315,806,000	0	1,243,806,000
Shareholders’ equity	0	0	0	0	144,558,000

Total liabilities & shareholders’ equity	548,820,000	205,504,000	315,806,000	0	$1,388,364,000

Net asset (liability) GAP	$(228,605,000)	$(4,271,000)	$310,783,000	$123,556,000

Cumulative GAP	$(228,605,000)	$(232,876,000)	$77,907,000	$201,463,000

Percent of cumulative GAP to total assets	(16.5%)	(16.8%)	5.6%	14.5%

(1)	Floating rate loans that are currently at interest rate floors are treated as fixed rate loans and are reflected using maturity date and not repricing frequency.
(2)	Mortgage-backed securities are categorized by average life calculations based upon prepayment trends as of September 30, 2012.

69.

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

We conducted multiple simulations as of September 30, 2012, in which it was assumed that changes in market interest rates occurred ranging from up 400 basis points to down 400 basis points in equal quarterly instalments over the next twelve months. The following table reflects the suggested impact on net interest income over the next twelve months in comparison to estimated net interest income based on our balance sheet structure, including the balances and interest rates associated with our specific loans, securities, deposits and borrowed funds, as of September 30, 2012. The resulting estimates are well within our policy parameters established to manage and monitor interest rate risk.

Interest Rate Scenario	Dollar Change In Net Interest Income	Percent Change In Net Interest Income
Interest rates down 400 basis points	$(3,000,000)	(6.6%)
Interest rates down 300 basis points	(2,600,000)	(5.8)
Interest rates down 200 basis points	(2,200,000)	(4.9)
Interest rates down 100 basis points	(1,500,000)	(3.3)
No change in interest rates	(300,000)	(0.7)
Interest rates up 100 basis points	300,000	0.7
Interest rates up 200 basis points	1,000,000	2.2
Interest rates up 300 basis points	1,600,000	3.5
Interest rates up 400 basis points	1,500,000	3.3

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

70.

MERCANTILE BANK CORPORATION

As of September 30, 2012, the Mercantile Bank Prime Rate was 4.50% as compared to the Wall Street Journal Prime Rate of 3.25%. Historically, the two indices have been equal; however, we elected not to reduce the Mercantile Bank Prime Rate in late October and mid-December of 2008 when the Wall Street Journal Prime Rate declined by 50 and 75 basis points, respectively. In conducting our simulations since year-end 2008, we have made the assumption that the Mercantile Bank Prime Rate will remain unchanged until the Wall Street Journal Prime Rate equals the Mercantile Bank Prime Rate, at which time the two indices will remain equal in the increasing interest rate scenarios. One of our primary interest rate goals has been to reduce the negative impact this repricing gap will likely have on our net interest income in an increasing interest rate environment, for which we have devised two primary strategies. First, starting in early 2011, we started a program to convert certain commercial loan relationships from the Mercantile Bank Prime Rate to the Wall Street Journal Prime Rate. As of September 30, 2012, approximately 57% of our floating rate commercial loans were tied to the Wall Street Journal Prime Rate, compared to less than 5% at year-end 2010. Although this program has a short-term negative impact on net interest income as the conversion generally involves an interest rate reduction, it will have a positive impact on net interest income in a rising interest rate environment as the affected commercial loans will be subject to increased repricing sooner than otherwise. Second, in June of 2011, we entered into a two-year cap corridor that is addressed in Note 9 of the Notes to Consolidated Financial Statements, which as of September 30, 2012 would provide for a net increase in net interest income of $0.3 million, $0.7 million, $0.8 million and $0.9 million in the increasing interest rate environments of 100 basis points, 200 basis points, 300 basis points and 400 basis points, respectively. This financial impact is included in the table above.

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

As of September 30, 2012, an evaluation was performed under the supervision of and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of September 30, 2012. There have been no significant changes in our controls over financial reporting during the quarter ended September 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

71.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

We made no unregistered sale of equity securities during the quarter ended September 30, 2012.

Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
July 1 – 31	1,128	$18.22	0	0
August 1 – 31	15,710	$17.03	0	0
September 1 – 30	587	$17.48	0	0
Total	17,425	$17.12	0	0

The shares shown in column (a) above as having been purchased were acquired from several of our employees when they used shares of common stock that they already owned to pay part of the exercise price when exercising stock options under our employee stock-based compensation plans.

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

We do not have a stock repurchase plan or program, and the repurchase of the Warrant did not relate to any such plan or program.

Item 3.	Defaults Upon Senior Securities.

Not applicable.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

Not applicable.

72.

MERCANTILE BANK CORPORATION

Item 6.	Exhibits

EXHIBIT NO.	EXHIBIT DESCRIPTION

3.1	Our Articles of Incorporation are incorporated by reference to Exhibit 3.1 of our Form 10-Q for the quarter ended June 30, 2009

3.2	Our Amended and Restated Bylaws dated as of January 16, 2003 are incorporated by reference to Exhibit 3.2 of our Registration Statement on Form S-3 (Commission File No. 333-103376) that became effective on February 21, 2003

10.1	Letter Agreement dated July 3, 2012 between the United States Department of the Treasury and Mercantile Bank Corporation relating to Mercantile’s repurchase of its Warrant for 616,438 shares of common stock is incorporated by reference to Exhibit 10.4 of our Form 10-Q for the quarter ended June 30, 2012

10.2	2012 Mercantile Senior Executive Officer Bonus Plan for Michael H. Price is incorporated by reference to exhibit 10.1 of our Form 8-K filed July 5, 2012

31	Rule 13a-14(a) Certifications

32.1	Section 1350 Chief Executive Officer Certification

32.2	Section 1350 Chief Financial Officer Certification

101	The following financial information from Mercantile’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Shareholders’ Equity, (v) the Consolidated Statements of Cash Flows, and (vi) the Notes to Consolidated Financial Statements *

*	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

73.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 8, 2012.

MERCANTILE BANK CORPORATION

By:	/s/ Michael H. Price
Michael H. Price
Chairman of the Board, President and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Charles E. Christmas
Charles E. Christmas
Senior Vice President, Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)

74.

EXHIBIT INDEX

EXHIBIT NO.	EXHIBIT DESCRIPTION

3.1	Our Articles of Incorporation are incorporated by reference to Exhibit 3.1 of our Form 10-Q for the quarter ended June 30, 2009

3.2	Our Amended and Restated Bylaws dated as of January 16, 2003 are incorporated by reference to Exhibit 3.2 of our Registration Statement on Form S-3 (Commission File No. 333-103376) that became effective on February 21, 2003

10.1	Letter Agreement dated July 3, 2012 between the United States Department of the Treasury and Mercantile Bank Corporation relating to Mercantile’s repurchase of its Warrant for 616,438 shares of common stock is incorporated by reference to Exhibit 10.4 of our Form 10-Q for the quarter ended June 30, 2012

10.2	2012 Mercantile Senior Executive Officer Bonus Plan for Michael H. Price is incorporated by reference to exhibit 10.1 of our Form 8-K filed July 5, 2012

31	Rule 13a-14(a) Certifications

32.1	Section 1350 Chief Executive Officer Certification

32.2	Section 1350 Chief Financial Officer Certification

101	The following financial information from Mercantile’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Shareholders’ Equity, (v) the Consolidated Statements of Cash Flows, and (vi) the Notes to Consolidated Financial Statements *

*	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

75.