Form 10-K
period 2012-12-31
MERCANTILE BANK CORP
filed 2013-03-14
CIK 1042729

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate value of the common equity held by non-affiliates (persons other than directors and executive officers) of the registrant, computed by reference to the closing price of the common stock as of the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $155.2 million.

As of February 1, 2013, there were issued and outstanding 8,705,251 shares of the registrant’s common stock.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the proxy statement for the 2013 annual meeting of shareholders (Portions of Part III).

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

Mercantile Bank Mortgage Company initiated business in October 2000 as a subsidiary of our bank, and was reorganized as Mercantile Bank Mortgage Company, LLC (“our mortgage company”), on January 1, 2004. Effective January 1, 2013, we dissolved our mortgage company and transferred all of the assets to our bank to streamline the administration of our mortgage business. A cash amount commensurate with its 1% ownership interest was distributed to the insurance company. For additional details regarding the dissolution of the mortgage company, see “Our Mortgage Company” below. Mercantile Insurance Center, Inc. (“our insurance company”), a subsidiary of our bank, commenced operations during 2002 to offer insurance products. Mercantile Bank Real Estate Co., L.L.C., (“our real estate company”), a subsidiary of our bank, was organized on July 21, 2003, principally to develop, construct and own our facility in downtown Grand Rapids which serves as our bank’s main office and Mercantile Bank Corporation’s headquarters. Mercantile Bank Capital Trust I (“our trust”), a business trust subsidiary, was formed in September 2004 to issue trust preferred securities.

To date we have raised capital from our initial public offering of common stock in October 1997, a public offering of common stock in July 1998, three private placements of common stock during 2001, a public offering of common stock in August 2001 and a public offering of common stock in September 2003. In addition, we raised capital through a public offering of $16.0 million of trust preferred securities in 1999, which was refinanced as part of a $32.0 million private placement of trust preferred securities in 2004. In May 2009, we raised $21.0 million from the sale of preferred stock and a warrant for common stock to the United States Treasury Department under the Capital Purchase Program. We exited the Capital Purchase Program during 2012 by repurchasing the preferred stock for $21.0 million and the warrant for approximately $7.5 million. Our expenses have generally been paid using the proceeds of the capital sales and dividends from our bank. Our principal source of future operating funds is expected to be dividends from our bank.

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

2.

Our bank makes secured and unsecured commercial, construction, mortgage and consumer loans, and accepts checking, savings and time deposits. Our bank owns seven automated teller machines (“ATM”), located at each of our office locations, that participate in the ACCEL/EXCHANGE and PLUS regional network systems, as well as other ATM networks throughout the country. Our bank also enables customers to conduct certain loan and deposit transactions by personal computer and through mobile applications. Courier service is provided to certain commercial customers, and safe deposit facilities are available at each of our office locations. Our bank does not have trust powers.

Our Mortgage Company

Our mortgage company’s predecessor, Mercantile Bank Mortgage Company, commenced operations on October 24, 2000, when our bank contributed most of its residential mortgage loan portfolio and participation interests in certain commercial mortgage loans to Mercantile Bank Mortgage Company. On the same date, our bank also transferred its residential mortgage origination function to Mercantile Bank Mortgage Company. On January 1, 2004, Mercantile Bank Mortgage Company was reorganized as Mercantile Bank Mortgage Company, LLC, a limited liability company, which was 99% owned by our bank and 1% owned by our insurance company. The reorganization had no impact on the company’s financial position or results of operations. Mortgage loans originated and held by our mortgage company were serviced by our bank pursuant to a servicing agreement. Effective January 1, 2013, we dissolved the mortgage company to streamline the administration of our mortgage business. A cash amount commensurate with its 1% ownership interest was distributed to the insurance company. The remaining assets of the mortgage company were assigned to our bank. We anticipate the business that was formerly conducted by our mortgage company will be performed by our bank in its ordinary course and do not expect the dissolution to materially impact our financial position or results of operation.

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

The Bank Holding Company Act limits the activities of bank holding companies that are not qualified as financial holding companies to banking and the management of banking organizations, and to certain non-banking activities. These non-banking activities include those activities that the Federal Reserve Board found, by order or regulation as of the day prior to enactment of the Gramm-Leach-Bliley Act, to be so closely related to banking as to be a proper incident to banking. These non-banking activities include, among other things: operating a mortgage company, finance company, or factoring company; performing certain data processing operations; providing certain investment and financial advice; acting as an insurance agent for certain types of credit-related insurance; leasing property on a full-payout, nonoperating basis; and providing discount securities brokerage services for customers. With the exception of the activities formerly conducted by our mortgage company discussed above, neither we nor any of our subsidiaries engages in any of the non-banking activities listed above.

Our bank is subject to restrictions imposed by federal law and regulation. Among other things, these restrictions apply to any extension of credit to us or to our other subsidiaries, to securities borrowing or lending, derivatives, and repurchase transactions with us or our other subsidiaries, to investments in stock or other securities that we issue, to the taking of such stock or securities as collateral for loans to any borrower, and to acquisitions of assets or services from, and sales of certain types of assets to, us or our other subsidiaries. Federal law restricts our ability to borrow from our bank by limiting the aggregate amount we may borrow and by requiring that all loans to us be secured in designated amounts by specified forms of collateral.

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

4.

Employees

As of December 31, 2012, we employed 204 full-time and 60 part-time persons. Management believes that relations with employees are good.

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

The Board of Directors has delegated significant lending authority to officers of our bank. The Board of Directors believes this empowerment, supported by our strong credit culture and the significant experience of our commercial lending staff, enables us to be responsive to our customers. The loan policy specifies lending authority for our lending officers with amounts based on the experience level and ability of each lender. Loan officers’ authorities are generally $1.0 million or less, while loan managers are able to approve loans up to $2.5 million. We have established higher limits for our bank’s Senior Lender, President, and Chairman of the Board and Chief Executive Officer, ranging from $4.0 million up to $10.0 million. These lending authorities, however, are typically used only in rare circumstances where timing is of the essence. Generally, loan requests exceeding $2.5 million require approval by the Officers Loan Committee, and loan requests exceeding $4.0 million, up to the legal lending limit of approximately $38.4 million, require approval by the Board of Directors. In most circumstances, we apply an in-house lending limit that is significantly less than our bank’s legal lending limit.

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

5.

Working capital loans are often structured as a line of credit and are reviewed periodically in connection with the borrower’s year-end financial reporting. These loans are generally secured by substantially all of the assets of the borrower and have a floating interest rate tied to the Mercantile Bank Prime Rate, Wall Street Journal Prime Rate or 30-day Libor Rate. Loans for machinery and equipment purposes typically have a maturity of three to five years and are fully amortizing, while commercial real estate loans are usually written with a five-year maturity and amortize over a 10- to 20-year period. Commercial loans typically have an interest rate that is fixed to maturity or is tied to the Mercantile Bank Prime Rate, Wall Street Journal Prime Rate or 30-day Libor Rate.

We evaluate many aspects of a commercial loan transaction in order to minimize credit and interest rate risk. Underwriting includes an assessment of the management, products, markets, cash flow, capital, income and collateral of the borrowing entity. This analysis includes a review of the borrower’s historical and projected financial results. Appraisals are generally required to be performed by certified independent appraisers where real estate is the primary collateral, and in some cases, where equipment is the primary collateral. In certain situations, for creditworthy customers, we may accept title reports instead of requiring lenders’ policies of title insurance.

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

Single-Family Residential Real Estate Loans. We originate single-family residential real estate loans in our market areas, usually according to secondary market underwriting standards. Loans not conforming to those standards are made in limited circumstances. Single-family residential real estate loans provide borrowers with a fixed or adjustable interest rate with terms up to 30 years and are generally sold to certain investors.

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

Our independent loan review program is primarily responsible for the administration of the grading system and ensuring adherence to established lending policies and procedures. The loan review program is an integral part of maintaining our strong asset quality culture. The loan review function works closely with senior management, although it functionally reports to the Board of Directors. All commercial loan relationships equal to or exceeding $1.7 million are formally reviewed every twelve months, with a random sampling performed on credits under $1.7 million. Our watch list credits are reviewed monthly by our Board of Directors and our Watch List Committee, the latter of which is comprised of personnel from the administration, lending and loan review functions.

Loans are placed in a nonaccrual status when, in our opinion, uncertainty exists as to the ultimate collection of all principal and interest. As of December 31, 2012, loans placed in nonaccrual status totaled $19.0 million, or 1.8% of total loans, compared to $45.1 million, or 4.2% of total loans, at December 31, 2011. We had no loans past due 90 days or more and still accruing interest at year-end 2012 or 2011.

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

The Allowance Analysis applies reserve allocation factors to non-impaired outstanding loan balances, the result of which is combined with specific reserves to calculate an overall allowance dollar amount. For non-impaired commercial loans, which continue to comprise a vast majority of our total loans, reserve allocation factors are based upon loan ratings as determined by our standardized grade paradigms and by loan purpose. We have divided our commercial loan portfolio into five classes: 1) commercial and industrial loans; 2) vacant land, land development and residential construction loans; 3) owner occupied real estate loans; 4) non-owner occupied real estate loans; and 5) multi-family and residential rental property loans. The reserve allocation factors are primarily based on the historical trends of net loan charge-offs through a migration analysis whereby net loan losses are tracked via assigned grades over various time periods, with adjustments made for environmental factors reflecting the current status of, or recent changes in, items such as: lending policies and procedures; economic conditions; nature and volume of the loan portfolio; experience, ability and depth of management and lending staff; volume and severity of past due, nonaccrual and adversely classified loans; effectiveness of the loan review program; value of underlying collateral; lending concentrations; and other external factors, including competition and regulatory environment. Adjustments for specific lending relationships, particularly impaired loans, are made on a case-by-case basis. Non-impaired retail loan reserve allocations are determined in a similar fashion as those for non-impaired commercial loans, except that retail loans are segmented by type of credit and not a grading system. We regularly review the Allowance Analysis and make adjustments periodically based upon identifiable trends and experience.

7.

A migration analysis is completed quarterly to assist us in determining appropriate reserve allocation factors for non-impaired commercial loans. Our migration takes into account various time periods, and while historically we have generally placed most weight on the eight-quarter time frame, consideration was given to the other time periods as part of our assessment. Given the stabilization of and decrease in loan losses experienced in recent quarters in comparison to loan losses recorded during the economic downturn of 2007-2011, we decided to transition from the eight-quarter time frame to a longer twelve-quarter time frame during 2012. Given current economic conditions and the general economic outlook over the near future, we believe the twelve-quarter period now represents a more appropriate range of economic conditions and provides for a more relevant basis in determining reserve allocation factors.

Although the migration analysis provides an accurate historical accounting of our net loan losses, it is not able to fully account for environmental factors that will also very likely impact the collectability of our commercial loans as of any quarter-end date. Therefore, we incorporate the environmental factors as adjustments to the historical data. Environmental factors include both internal and external items. We believe the most significant internal environmental factor is our credit culture and the relative aggressiveness in assigning and revising commercial loan risk ratings. Although we have been consistent in our approach to commercial loan ratings, the stressed economic conditions of the past several years have resulted in an even higher sense of aggressiveness with regards to the downgrading of lending relationships. For example, we made revisions to our grading paradigms in early 2009 that mathematically resulted in commercial loan relationships being more quickly downgraded when signs of stress are noted, such as slower sales activity for construction and land development commercial real estate relationships and reduced operating performance/cash flow coverage for commercial and industrial relationships. These changes, coupled with the stressed economic environment, resulted in significant downgrades and the need for substantial provisions to the allowance during the three-year period ended December 31, 2010. To more effectively manage our commercial loan portfolio, we also created a specific group tasked with managing our most distressed lending relationships.

Coinciding with our transition from an eight-quarter loan loss migration analysis to a twelve-quarter loan loss migration analysis during 2012, we also transitioned from a 50-basis point environmental factor matrix to a 35-basis point environmental factor matrix. We believe this reduction was appropriate since extending the look back period of the loan loss migration analysis expands the level of environmental experience inherently included in the quantitative-based reserve allocation factors. This transition, along with typical periodic adjustments to the environmental factors, resulted in a net decrease of $1.5 million to the required loan loss reserve level as of December 31, 2012.

The most significant external environmental factor is the assessment of the current economic environment and the resulting implications on our commercial loan portfolio. Currently, we believe conditions remain stressed for non-owner occupied commercial real estate (“CRE”); however, recent data and performance reflect a level of stability, and in some cases improvement, in the other classes of our commercial loan portfolio.

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

8.

Reflecting the stressed economic conditions and resulting negative impact on our loan portfolio, we substantially increased the allowance as a percent of the loan portfolio beginning in 2009. The allowance equaled $28.7 million, or 2.8% of total loans outstanding, as of December 31, 2012, compared to 3.4%, 3.6%, 3.1%, 1.5% and 1.4% at year-end 2011, 2010, 2009, 2008 and 2007, respectively. A significant portion of the decline in the level of the allowance to total loans outstanding during 2012 reflects the charge-off of specific reserves that were created in prior periods and the elimination and reduction of specific reserves due to successful collection efforts, while the remainder of the decline is primarily associated with commercial loan upgrades and reductions in many reserve allocation factors on non-impaired commercial loans resulting from the impact of lower net loan charge-offs in recent periods on our migration calculations.

As of December 31, 2012, the allowance was comprised of $11.5 million in general reserves relating to non-impaired loans, $4.0 million in specific reserve allocations relating to nonaccrual loans, and $13.2 million in specific allocations on other loans, primarily accruing loans designated as troubled debt restructurings. Troubled debt restructurings totaled $50.8 million at December 31, 2012, consisting of $12.6 million that are on nonaccrual status and $38.2 million that are on accrual status. The latter, while considered and accounted for as impaired loans in accordance with accounting guidelines, is not included in our nonperforming loan totals. Impaired loans with an aggregate carrying value of $13.8 million as of December 31, 2012 had been subject to previous partial charge-offs aggregating $9.5 million. Those partial charge-offs were recorded as follows: $2.8 million in 2012, $3.2 million in 2011, $2.4 million in 2010 and $1.1 million in 2009. As of December 31, 2012, specific reserves allocated to impaired loans that had been subject to a previous partial charge-off totaled $0.2 million.

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

9.

Additional detail and information relative to the securities portfolio is incorporated by reference to Management’s Discussion and Analysis and Note 2 of the Notes to Consolidated Financial Statements included in this Annual Report.

Competition

Our primary markets for loans and core deposits are the Grand Rapids, Holland and Lansing metropolitan areas. We face substantial competition in all phases of our operations from a variety of different competitors. We compete for deposits, loans and other financial services with numerous Michigan-based and national and regional banks, savings banks, thrifts, credit unions and other financial institutions as well as from other entities that provide financial services. Some of the financial institutions and financial service organizations with which we compete are not subject to the same degree of regulation as we are. Many of our primary competitors have been in business for many years, have established customer bases, are larger, have substantially higher lending limits than we do, and offer larger branch networks and other services which we do not. Most of these same entities have greater capital resources than we do, which, among other things, may allow them to price their services at levels more favorable to the customer and to provide larger credit facilities than we do. Under specified circumstances (that have been modified by the Dodd-Frank Act), securities firms and insurance companies that elect to become financial holding companies under the Bank Holding Company Act may acquire banks and other financial institutions. Federal banking law affects the competitive environment in which we conduct our business. The financial services industry is also likely to become more competitive as further technological advances enable more companies to provide financial services.

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

10.

Difficult market conditions have adversely affected our industry.

Declines in the housing market over the past several years, with falling home prices and increasing foreclosures, unemployment and under-employment, have negatively impacted the credit performance of real estate related loans and resulted in significant write-downs of asset values by financial institutions. These write-downs, initially of asset-backed securities but spreading to other securities and loans, have caused many financial institutions to seek additional capital, to reduce or eliminate dividends, to merge with larger and stronger institutions and, in some cases, to fail. Reflecting concern about the stability of the financial markets generally and the strength of counterparties, many lenders and institutional investors have reduced or ceased providing funding to borrowers, including to other financial institutions. This market turmoil and tightening of credit have led to an increased level of commercial and consumer delinquencies, lack of consumer confidence, increased market volatility and widespread reduction of business activity generally. The resulting economic pressure on consumers and lack of confidence in the financial markets have adversely affected our business, financial condition and results of operations. Market developments may affect consumer confidence levels and may cause adverse changes in payment patterns, causing increases in delinquencies and default rates, which may impact our charge-offs and provision for credit losses. A worsening of these conditions would likely exacerbate the adverse effects of these difficult market conditions on us and others in the financial institutions industry. During 2012 and 2011, economic conditions in our markets, the United States and worldwide did generally improve; however, there can be no assurance that this improvement will continue.

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

11.

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

12.

The effect of financial services legislation and regulations remains uncertain.

In response to the financial crisis, on July 21, 2010, President Obama signed the Dodd-Frank Act, the most comprehensive reform of the regulation of the financial services industry since the Great Depression of the 1930’s. Among many other things, the Dodd-Frank Act provides for increased supervision of financial institutions by regulatory agencies, more stringent capital requirements for financial institutions, major changes to deposit insurance assessments by the FDIC, prohibitions on proprietary trading and sponsorship or investment in hedge funds and private equity funds by insured depository institutions and their affiliates, heightened regulation of hedging and derivatives activities, a greater focus on consumer protection issues, in part through the formation of a new Consumer Financial Protection Bureau having powers formerly split among different regulatory agencies, extensive changes to the regulation of mortgage lending, imposition of limits on interchange transaction and network fees for electronic debit transactions, repeal of the prohibition on payment of interest on demand deposits, the effective winding up of additional expenditures of funds under the TARP, and the imposition of a “sunset date” of December 31, 2012 on expenditures under the ARRA. Many of the Dodd-Frank Act’s provisions have delayed effective dates, while other provisions require implementing regulations of various federal agencies, some of which have not yet been adopted in final form. There can be no assurance that the Dodd-Frank Act and its implementing regulations will not limit our ability to pursue business opportunities, impose additional costs on us, impact our revenues or the value of our assets, or otherwise adversely affect our business.

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

In addition, we continue to depend on our key commercial loan officers. Several of our commercial loan officers are responsible, or share responsibility, for generating and managing a significant portion of our commercial loan portfolio. Our success can be attributed in large part to the relationships these officers as well as members of our management team have developed and are able to maintain with our customers as we continue to implement our community banking philosophy. The loss of any of these commercial loan officers could adversely affect our loan portfolio and performance, and our ability to generate new loans. Many of our key employees have signed agreements with us agreeing not to compete with us in one or more of our markets for specified time periods if they leave employment with us. However, we may not be able to effectively enforce such agreements.

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

We utilize out-of-area or wholesale deposits to support our assets. These deposits are generally a lower cost source of funds when compared to the interest rates that we would have to offer in our local markets to generate a commensurate level of funds. In addition, the overhead costs associated with wholesale deposits are considerably less than the overhead costs we would incur to obtain and administer a similar level of local deposits. A decline in the availability of these wholesale deposits would require us to fund our growth with more costly funding sources, which could reduce our net interest margin, limit our growth, reduce our asset size, or increase our overhead costs. Wholesale deposits include deposits obtained through brokers. If a bank is not well capitalized, regulatory approval is required to accept brokered deposits.

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

Our single-family real estate lending business faces significant change.

The Dodd-Frank Act significantly changed the regulation of single-family residential mortgage lending in the United States. Among other things, the law transferred rule-making and enforcement powers from a number of federal agencies to the Consumer Financial Protection Bureau (“CFPB”), imposed new risk retention and recordkeeping requirements on lenders (such as our bank) which sell single-family residential mortgage loans in the secondary market, required revision of disclosure documents mandated by various federal laws, limited loan originator compensation and expanded recordkeeping and reporting requirements under other federal statutes. Some of the required regulations, including those implementing the Dodd-Frank Act’s requirements that lenders consider a prospective borrower’s ability to repay based on specific underwriting criteria and defining the characteristics of “qualified mortgages” that presumably satisfy the ability to pay requirement, were adopted in final form by the CFPB in January 2013, with effective dates in January 2014. Other regulations, including those combining the forms of disclosure documents required under the Truth in Lending Act and the Real Estate Settlement Procedures Act, have been proposed by the CFPB, and are expected to be finally adopted in 2013. These and other changes required by the Dodd-Frank Act, when implemented, will require substantial modifications to the entire mortgage lending and servicing industry. Although there can be no assurance when, or in what form, these regulatory changes may finally be adopted, their impact may involve changes to our operations and increased compliance costs in making single-family residential mortgage loans.

14.

Our future success is dependent on our ability to compete effectively in the highly competitive banking industry.

We face substantial competition in all phases of our operations from a variety of different competitors. Our future growth and success will depend on our ability to compete effectively in this highly competitive environment. We compete for deposits, loans and other financial services with numerous Michigan-based and national and regional banks, thrifts, credit unions and other financial institutions as well as other entities that provide financial services, including securities firms and mutual funds. Some of the financial institutions and financial service organizations with which we compete are not subject to the same degree of regulation as we are. Most of our competitors have been in business for many years, have established customer bases, are larger, have substantially higher lending limits than we do and offer branch networks and other services which we do not, including trust and international banking services. Most of these entities have greater capital and other resources than we do, which, among other things, may allow them to price their services at levels more favorable to the customer and to provide larger credit facilities than we do. This competition may limit our growth or earnings. Under specified circumstances (that have been modified by the Dodd-Frank Act), securities firms and insurance companies that elect to become financial holding companies under the Bank Holding Company Act may acquire banks and other financial institutions. Federal banking law affects the competitive environment in which we conduct our business. The financial services industry is also likely to become more competitive as further technological advances enable more companies to provide financial services. These technological advances may diminish the importance of depository institutions and other financial intermediaries in the transfer of funds between parties.

Minimum capital requirements may increase.

The provisions of the Dodd-Frank Act relating to capital to be maintained by financial institutions approach convergence with the standards (generally known as Basel III) adopted in December, 2010 by the Group of Governors and Heads of Supervision, the oversight body of the Basel Committee on Banking Supervision. Among other things, those standards contain a narrower definition of elements qualifying for inclusion as Tier 1 capital and higher minimum risk-based capital levels than those specified in current U.S. law and regulations. In June 2012, the U.S. federal bank regulatory agencies issued proposed regulations to implement the provisions of the Dodd-Frank Act and Basel III for U.S. financial institutions. Although those regulations were to have taken effect on January 1, 2013, in November 2012, the federal bank regulatory agencies announced an indefinite delay in their effectiveness while the agencies considered comments received on their proposals. In Congressional testimony in February 2013, responsible officials of the federal bank regulatory agencies stated that they anticipate changes in the final versions of the regulations, which they hope to issue in the Spring of 2013. Adoption of increased minimum capital requirements could adversely affect our ability (and that of our bank) to pay cash dividends, reduce our profitability, or otherwise adversely affect our business, financial condition or results of operations. There can be no assurance when or if such regulatory changes may become effective.

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

15.

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

16.

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

We have received no written comments regarding our periodic or current reports from the staff of the Securities and Exchange Commission that were issued 180 days or more before the end of our 2012 fiscal year and that remain unresolved.

Item 2.	Properties.

During 2005, our bank placed into service a new four-story facility located approximately two miles north from the center of downtown Grand Rapids. This facility serves as our headquarters and our bank’s main office, and houses the administration function, our bank’s commercial lending and review function, our bank’s loan operations function, our bank’s deposit operations function, a full service branch, and portions of our bank’s retail lending and business development function. The facility consists of approximately 55,000 square feet of usable space and contains multiple drive-through lanes with ample parking. The land and building are owned by our real estate company. The address of this facility is 310 Leonard Street NW, Grand Rapids, Michigan.

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

During 2001, our bank designed and constructed two facilities on a 4-acre parcel of land located in the City of Wyoming, a southwest suburb of Grand Rapids. The land had been purchased by our bank in 2000. The larger of the two buildings is a full service branch, which opened in September of 2001. The facility is two-stories and has approximately 25,000 square feet of usable space. The facility has multiple drive-through lanes and ample parking space. The address of this facility is 5610 Byron Center Avenue SW, Wyoming, Michigan. The other building is a single-story facility with approximately 11,000 square feet of usable space. Our bank’s accounting, audit, loss prevention and wire transfer functions are housed in this building, which underwent a renovation in 2005 that almost doubled its size. The address of this facility is 5650 Byron Center Avenue SW, Wyoming, Michigan.

17.

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

18.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock is traded on the Nasdaq Global Select Market under the symbol “MBWM.” At February 1, 2013, there were 336 record holders of our common stock. In addition, we estimate that there were approximately 4,000 beneficial owners of our common stock who own their shares through brokers or banks. The following table shows the high and low sales prices for our common stock as reported by the Nasdaq Global Select Market for the periods indicated and the quarterly cash dividends paid by us during those periods.

	High	Low	Dividend

2012
First Quarter	$9.77	$14.25	$0.00
Second Quarter	18.46	13.71	0.00
Third Quarter	18.69	15.77	0.00
Fourth Quarter	17.98	13.41	0.09

2011
First Quarter	$10.26	$7.82	$0.00
Second Quarter	9.85	7.60	0.00
Third Quarter	10.09	7.72	0.00
Fourth Quarter	9.99	7.51	0.00

Holders of our common stock are entitled to receive dividends that the Board of Directors may declare from time to time. We may only pay dividends out of funds that are legally available for that purpose. We are a holding company and substantially all of our assets are held by our subsidiaries. Our ability to pay dividends to our shareholders depends primarily on our bank’s ability to pay dividends to us. Dividend payments and extensions of credit to us from our bank are subject to legal and regulatory limitations, generally based on capital levels and current and retained earnings, imposed by law and regulatory agencies with authority over our bank. The ability of our bank to pay dividends is also subject to its profitability, financial condition, capital expenditures and other cash flow requirements. In addition, under the terms of our subordinated debentures, we would be precluded from paying dividends on our common stock if an event of default has occurred and is continuing under the subordinated debentures, or if we exercised our right to defer payments of interest on the subordinated debentures, until the deferral ended. Also, in connection with our participation in the Treasury Department’s Capital Purchase Program, we agreed that we would not, without the Treasury Department’s consent, increase our cash dividend rate on our common stock, or with certain exceptions, repurchase any shares of our common stock. These restrictions relating to the Capital Purchase Program expired when we repurchased the preferred stock and warrant during 2012.

We and our bank are subject to regulatory capital requirements administered by state and federal banking agencies. Failure to meet the various capital requirements can initiate regulatory action that could have a direct material effect on our financial statements. Our bank’s ability to pay cash and stock dividends is subject to limitations under various laws and regulations and to prudent and sound banking practices. On October 11, 2012, our Board of Directors declared a cash dividend on our common stock in the amount of $0.09 per share, that was paid on December 10, 2012 to shareholders of record as of November 9, 2012. This represented our first common stock cash dividend since the first quarter of 2010, as in April 2010 we suspended payments of cash dividends on our common stock. On January 10, 2013, our Board of Directors declared a cash dividend on our common stock in the amount of $0.10 per share, that was paid on March 8, 2013 to shareholders of record as of February 8, 2013.

19.

Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
October 1 - 31	402	$17.14	0	0
November 1 - 30	N/A	N/A	0	0
December 1 - 31	N/A	N/A	0	0

Total	402	$17.14	0	0

The shares shown in column (a) above as having been purchased were acquired from two of our employees when they used shares of common stock that they already owned to pay part of the exercise price when exercising stock options under our employee stock-based compensation plans.

Shareholder Return Performance Graph

Set forth below is a line graph comparing the yearly percentage change in the cumulative total shareholder return on our common stock (based on the last reported sales price of the respective year) with the cumulative total return of the Nasdaq Composite Index and the SNL Bank Nasdaq Index from December 31, 2007 through December 31, 2012. The following is based on an investment of $100 on December 31, 2007 in our common stock, the Nasdaq Composite Index and the SNL Bank Nasdaq Index, with dividends reinvested where applicable.

20.

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

21.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None

Item 9A.	Controls and Procedures.

As of December 31, 2012, an evaluation was performed under the supervision of and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of December 31, 2012.

There have been no significant changes in our internal control over financial reporting during the quarter ended December 31, 2012, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2012. This evaluation was based on criteria for effective internal control over financial reporting described in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control – Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2012. Refer to page F-38 for management’s report.

Our independent registered public accounting firm has issued an audit report on our internal control over financial reporting which is included in this Annual Report.

Item 9B.	Other Information.

None

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

The information presented under the captions “Election of Directors,” “Executive Officers,” “Section 16(a) Beneficial Ownership Reporting Compliance” and “Corporate Governance – Code of Ethics” in the definitive Proxy Statement of Mercantile for our April 25, 2013 Annual Meeting of Shareholders (the “Proxy Statement”), a copy of which will be filed with the Securities and Exchange Commission before the meeting date, is incorporated here by reference.

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

22.

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

Equity Compensation Plan Information

The following table summarizes information, as of December 31, 2012, relating to compensation plans under which equity securities are authorized for issuance.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)

Equity compensation plans approved by security holders (1)	152,896	$26.15	366,000	(2)

Equity compensation plans not approved by security holders	0	0	0

Total	152,896	$26.15	366,000

(1)	These plans are Mercantile’s 2000 Employee Stock Option Plan, 2004 Employee Stock Option Plan, Independent Director Stock Option Plan and the Stock Incentive Plan of 2006.
(2)	These securities are available under the Stock Incentive Plan of 2006. Incentive awards may include, but are not limited to, stock options, restricted stock, stock appreciation rights and stock awards.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

The information presented under the captions “Transactions with Related Persons” and “Corporate Governance – Director Independence” in the Proxy Statement is incorporated here by reference.

Item 14.	Principal Accountant Fees and Services.

The information presented under the caption “Principal Accountant Fees and Services” in the Proxy Statement is incorporated here by reference.

23.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a) (1) Financial Statements. The following financial statements and reports of the independent registered public accounting firm of Mercantile Bank Corporation and its subsidiaries are filed as part of this report:

Reports of Independent Registered Public Accounting Firm dated March 14, 2013 – BDO USA, LLP

Consolidated Balance Sheets – December 31, 2012 and 2011

Consolidated Statements of Operations for each of the three years in the period ended December 31, 2012

Consolidated Statements of Comprehensive Income for each of the three years in the period ended December 31, 2012

Consolidated Statements of Changes in Shareholders’ Equity for each of the three years in the period ended December 31, 2012

Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 2012

Notes to Consolidated Financial Statements

The Consolidated Financial Statements, the Notes to the Consolidated Financial Statements, and the Reports of Our Independent Registered Public Accounting Firm listed above are incorporated by reference in Item 8 of this report.

(2)	Financial Statement Schedules

Not applicable

(b)	Exhibits:

EXHIBIT NO.	EXHIBIT DESCRIPTION

3.1	Our Articles of Incorporation are incorporated by reference to exhibit 3.1 of our Form 10-Q for the quarter ended June 30, 2009

3.2	Our Amended and Restated By-laws dated as of January 16, 2003 are incorporated by reference to exhibit 3.2 of our Registration Statement on Form S-3 (Commission File No. 333-103376) that became effective on February 21, 2003

10.1	Our 2000 Employee Stock Option Plan is incorporated by reference to exhibit 10.14 of our Form 10-K for the year ended December 31, 2000 *

10.2	Our 2004 Employee Stock Option Plan is incorporated by reference to exhibit 10.1 of our Form 10-Q for the quarter ended September 30, 2004 *

10.3	Form of Stock Option Agreement for options under the 2004 Employee Stock Option Plan is incorporated by reference to exhibit 10.2 of our Form 10-Q for the quarter ended September 30, 2004 *

24.

EXHIBIT NO.	EXHIBIT DESCRIPTION

10.4	Our Independent Director Stock Option Plan is incorporated by reference to exhibit 10.26 of our Form 10-K for the year ended December 31, 2002 *

10.5	Form of Stock Option Agreement for options under the Independent Director Stock Option Plan is incorporated by reference to exhibit 10.1 of our Form 8-K filed October 22, 2004 *

10.6	Mercantile Bank of Michigan Amended and Restated Deferred Compensation Plan for Members of the Board of Directors dated June 29, 2006 is incorporated by reference to exhibit 10.9 of our Form 10-K for the year ended December 31, 2007 *

10.7	First Amendment dated October 25, 2007 to the Mercantile Bank of Michigan Amended and Restated Deferred Compensation Plan for Members of the Board of Directors dated June 29, 2006 is incorporated by reference to exhibit 10.10 of our Form 10-K for the year ended December 31, 2007 *

10.8	Second Amendment dated October 23, 2008 to the Mercantile Bank of Michigan Amended and Restated Deferred Compensation Plan for Members of the Board of Directors dated June 29, 2007 is incorporated by reference to exhibit 10.9 of our Form 10-K for the year ended December 31, 2008 *

10.9	Agreement between Fiserv Solutions, Inc. and our bank dated September 10, 1997, is incorporated by reference to exhibit 10.3 of our Registration Statement on Form SB-2 (Commission File No. 333-33081) that became effective on October 23, 1997

10.10	Extension Agreement of Data Processing Contract between Fiserv Solutions, Inc. and our bank dated December 20, 2006 extending the agreements between Fiserv Solutions, Inc. and our bank dated September 10, 1997 and November 21, 2002 is incorporated by reference to exhibit 10.14 of our Form 10-K for the year ended December 31, 2007

10.11	Amended and Restated Employment Agreement dated as of October 18, 2001, among the company, our bank and Michael H. Price, is incorporated by reference to exhibit 10.22 of our Form 10-K for the year ended December 31, 2001 *

10.12	Employment Agreement dated as of October 18, 2001, among the company, our bank and Robert B. Kaminski, Jr., is incorporated by reference to exhibit 10.23 of our Form 10-K for the year ended December 31, 2001 *

10.13	Employment Agreement dated as of October 18, 2001, among the company, our bank and Charles E. Christmas, is incorporated by reference to exhibit 10.23 of our Form 10-K for the year ended December 31, 2001 *

10.14	Amendment to Employment Agreement dated as of October 17, 2002, among the company, our bank and Michael H. Price, is incorporated by reference to exhibit 10.22 of our Form 10-K for the year ended December 31, 2002 *

10.15	Amendment to Employment Agreement dated as of October 17, 2002, among the company, our bank and Robert B. Kaminski, Jr., is incorporated by reference to exhisbit 10.23 of our Form 10-K for the year ended December 31, 2002 *

25.

EXHIBIT NO.	EXHIBIT DESCRIPTION

10.16	Amendment to Employment Agreement dated as of October 17, 2002, among the company, our bank and Charles E. Christmas, is incorporated by reference to exhibit 10.24 of our Form 10-K for the year ended December 31, 2002 *

10.17	Amendment to Employment Agreement dated as of October 28, 2004, among the company, our bank and Robert B. Kaminski, Jr., is incorporated by reference to exhibit 10.21 of our Form 10-K for the year ended December 31, 2004 *

10.18	Junior Subordinated Indenture between us and Wilmington Trust Company dated September 16, 2004 providing for the issuance of the Series A and Series B Floating Rate Junior Subordinated Notes due 2034 is incorporated by reference to exhibit 10.1 of our Form 8-K filed December 15, 2004

10.19	Amended and Restated Trust Agreement dated September 16, 2004 for Mercantile Bank Capital Trust I is incorporated by reference to exhibit 10.2 of our Form 8-K filed December 15, 2004

10.20	Placement Agreement between us, Mercantile Bank Capital Trust I, and SunTrust Capital Markets, Inc. dated September 16, 2004 is incorporated by reference to exhibit 10.3 of our Form 8-K filed December 15, 2004

10.21	Guarantee Agreement dated September 16, 2004 between Mercantile as Guarantor and Wilmington Trust Company as Guarantee Trustee is incorporated by reference to exhibit 10.4 of our Form 8-K filed December 15, 2004

10.22	Form of Agreement Amending Stock Option Agreement, dated November 17, 2005 issued under our 2004 Employee Stock Option Plan, is incorporated by reference to exhibit 10.1 of our Form 8-K filed December 14, 2005 *

10.23	Second Amendment to Employment Agreement dated as of November 17, 2005, among the company, our bank and Michael H. Price is incorporated by reference to exhibit 10.29 of our Form 10-K for the year ended December 31, 2005 *

10.24	Third Amendment to Employment Agreement dated as of November 17, 2005, among the company, our bank and Robert B. Kaminski, Jr. is incorporated by reference to exhibit 10.30 of our Form 10-K for the year ended December 31, 2005 *

10.25	Second Amendment to Employment Agreement dated as of November 17, 2005, among the company, our bank and Charles E. Christmas is incorporated by reference to exhibit 10.31 of our Form 10-K for the year ended December 31, 2005 *

10.26	Form of Mercantile Bank of Michigan Amended and Restated Executive Deferred Compensation Agreement dated November 18, 2006, that has been entered into between our bank and each of Michael H. Price, Robert B. Kaminski, Jr., Charles E. Christmas, and certain other officers of our bank is incorporated by reference to exhibit 10.34 of our Form 10-K for the year ended December 31, 2007 *

26.

EXHIBIT NO.	EXHIBIT DESCRIPTION

10.27	Form of First Amendment to the Mercantile Bank of Michigan Executive Deferred Compensation Agreement dated November 18, 2006, that has been entered into between our bank and each of Michael H. Price, Robert B. Kaminski, Jr., Charles E. Christmas, and certain other officers of our bank, dated October 25, 2007 is incorporated by reference to exhibit 10.35 of our Form 10-K for the year ended December 31, 2007 *

10.28	Form of Second Amendment to the Mercantile Bank of Michigan Executive Deferred Compensation Agreement dated November 18, 2006, that has been entered into between our bank and each of Michael H. Price, Robert B. Kaminski, Charles E. Christmas, and certain other officers of our bank, dated October 23, 2008 is incorporated by reference to exhibit 10.34 of our Form 10-K for the year ended December 31, 2008 *

10.29	Form of Mercantile Bank of Michigan Split Dollar Agreement that has been entered into between our bank and each of Michael H. Price, Robert B. Kaminski, Jr., Charles E. Christmas, and certain other officers of our bank is incorporated by reference to exhibit 10.33 of our Form 10-K for the year ended December 31, 2005 *

10.30	Director Fee Summary *

10.31	Stock Incentive Plan of 2006 is incorporated by reference to Appendix A of our proxy statement for our April 27, 2006 annual meeting of shareholders that was filed with the Securities and Exchange Commission *

10.32	Amendment and Restatement of Stock Incentive Plan of 2006 dated November 18, 2008 is incorporated by reference to exhibit 10.39 of our Form 10-K for the year ended December 31, 2008 *

10.33	Form of Notice of Grant of Incentive Stock Option and Stock Option Agreement for incentive stock options granted in 2006 under our Stock Incentive Plan of 2006 is incorporated by reference to exhibit 10.1 of our Form 8-K filed November 22, 2006 *

10.34	Form of Notice of Grant of Incentive Stock Option and Stock Option Agreement for incentive stock options granted after 2006 under our Stock Incentive Plan of 2006 is incorporated by reference to exhibit 10.41 of our Form 10-K for the year ended December 31, 2007 *

10.35	Form of Restricted Stock Award Agreement Notification of Award and Terms and Conditions of Award for restricted stock granted in 2006 under our Stock Incentive Plan of 2006 is incorporated by reference to exhibit 10.2 of our Form 8-K filed November 22, 2006 *

10.36	Form of Restricted Stock Award Agreement Notification of Award and Terms and Conditions of Award for restricted stock granted after 2006 under our Stock Incentive Plan of 2006 is incorporated by reference to exhibit 10.43 of our Form 10-K for the year ended December 31, 2007 *

10.37	Mercantile Bank Corporation Employee Stock Purchase Plan of 2002 is incorporated by reference to exhibit 10.47 of our Form 10-K for the year ended December 31, 2008

27.

EXHIBIT NO.	EXHIBIT DESCRIPTION

10.38	First Amendment to Mercantile Bank Corporation Employee Stock Purchase Plan of 2002 is incorporated by reference to exhibit 4(c) of our Registration Statement on Form S-8 (Commission File No. 333-158280) that became effective on March 30, 2009

10.39	Second Amendment to Mercantile Bank Corporation Employee Stock Purchase Plan of 2002 is incorporated by reference to exhibit 4(d) of our Registration Statement on Form S-8 (Commission File No. 333-158280) that became effective on March 30, 2009

10.40	Letter Agreement, dated as of May 15, 2009, between Mercantile Bank Corporation and the United States Department of the Treasury, including the Securities Purchase Agreement – Standard Terms and Schedules is incorporated by reference to exhibit 10.1 of our Form 8-K filed May 15, 2009

10.41	Side Letter Agreement, dated as of May 15, 2009, between Mercantile Bank Corporation and the United States Department of the Treasury regarding the American Recovery and Reinvestment Act of 2009 is incorporated by reference to exhibit 10.2 of our Form 8-K filed May 15, 2009

10.42	Amendment to Employment Agreements, dated May 15, 2009, by and among Mercantile Bank Corporation, Mercantile Bank of Michigan, Michael H. Price, Robert B. Kaminski, Jr. and Charles E. Christmas is incorporated by reference to exhibit 10.3 of our Form 8-K filed May 15, 2009 *

10.43	Form of Waiver executed by each of Michael H. Price, Robert B. Kaminski, Jr. and Charles E. Christmas is incorporated by reference to exhibit 10.4 of our Form 8-K filed May 15, 2009

10.44	Warrant to Purchase Common Stock of Mercantile Bank Corporation, dated May 15, 2009 is incorporated by reference to exhibit 4.2 of our Form 8-K filed May 15, 2009

10.45	Letter Agreement dated April 4, 2012 between the United States Department of the Treasury and Mercantile Bank Corporation relating to Mercantile’s repurchase of 10,500 shares of its Preferred Stock is incorporated by reference to exhibit 10.1 of our Form 10-Q filed August 8, 2012

10.46	Letter Agreement dated June 6, 2012 between the United States Department of the Treasury and Mercantile Bank Corporation relating to Mercantile’s repurchase of 10,500 shares of its Preferred Stock is incorporated by reference to exhibit 10.2 of our Form 10-Q filed August 8, 2012

10.47	Letter dated June 27, 2012 from the United States Department of the Treasury to Mercantile Bank Corporation relating to Mercantile’s repurchase of its Warrant for 616,438 shares of common stock is incorporated by reference to exhibit 10.3 of our Form 10-Q filed August 8, 2012

10.48	Letter Agreement dated July 3, 2012 between the United States Department of the Treasury and Mercantile Bank Corporation relating to Mercantile’s repurchase of its Warrant for 616,438 shares of common stock is incorporated by reference to exhibit 10.4 of our Form 10-Q filed August 8, 2012

28.

EXHIBIT NO.	EXHIBIT DESCRIPTION

10.49	2012 Mercantile Senior Executive Officer Bonus Plan for Michael H. Price is incorporated by reference to exhibit 10.1 of our Form 8-K filed July 5, 2012 *

10.50	2012 Mercantile Senior Executive Officer Bonus Plan for Robert B. Kaminski, Jr. and Charles E. Christmas is incorporated by reference to exhibit 10.2 of our Form 8-K filed July 5, 2012 *

21	Subsidiaries of the company

23	Consent of BDO USA, LLP

31	Rule 13a-14(a) Certifications

32.1	Section 1350 Chief Executive Officer Certification

32.2	Section 1350 Chief Financial Officer Certification

99.1	Certification of our principal executive officer and principal financial officer relating to our participation in the Capital Purchase Program of the Troubled Asset Relief Program

101	The following information from Mercantile’s Annual Report on Form 10-K for the year ended December 31, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Shareholders’ Equity, (v) the Consolidated Statements of Cash Flows, and (vi) the Notes to Consolidated Financial Statements **

*	Management contract or compensatory plan.
**	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

(c)	Financial Statements Not Included In Annual Report

Not applicable

29.

MERCANTILE BANK CORPORATION

FINANCIAL INFORMATION

December 31, 2012 and 2011

MERCANTILE BANK CORPORATION

FINANCIAL INFORMATION

December 31, 2012 and 2011

SELECTED FINANCIAL DATA

	2012	2011	2010	2009	2008
	(Dollars in thousands except per share data)

Consolidated Results of Operations:

Interest income	$59,917	$71,069	$88,143	$104,909	$121,072
Interest expense	13,216	19,832	31,794	53,576	74,863

Net interest income	46,701	51,237	56,349	51,333	46,209
Provision for loan losses	(3,100)	6,900	31,800	59,000	21,200
Noninterest income	7,994	7,282	9,244	7,558	7,282
Noninterest expense	39,624	41,495	47,156	46,488	42,126

Income (loss) before income tax expense (benefit)	18,171	10,124	(13,363)	(46,597)	(9,835)
Income tax expense (benefit)	5,636	(27,361)	(47)	5,490	(4,876)

Net income (loss)	12,535	37,485	(13,316)	(52,087)	(4,959)
Preferred stock dividends and accretion	1,030	1,343	1,295	802	0

Net income (loss) attributable to common shares	$11,505	$36,142	$(14,611)	$(52,889)	$(4,959)

Consolidated Balance Sheet Data:

Total assets	$1,422,926	$1,433,229	$1,632,421	$1,906,208	$2,208,010
Cash and cash equivalents	136,003	76,372	64,198	21,735	25,804
Securities	150,275	184,953	235,175	257,384	242,787
Loans	1,041,189	1,072,422	1,262,630	1,539,818	1,856,915
Allowance for loan losses	28,677	36,532	45,368	47,878	27,108
Bank owned life insurance	50,048	48,520	46,743	45,024	42,462

Deposits	1,135,204	1,112,075	1,273,832	1,401,627	1,599,575
Securities sold under agreements to repurchase	64,765	72,569	116,979	99,755	94,413
Federal Home Loan Bank advances	35,000	45,000	65,000	205,000	270,000
Subordinated debentures	32,990	32,990	32,990	32,990	32,990
Shareholders’ equity	146,590	164,999	125,936	140,104	174,372

Consolidated Financial Ratios:

Return on average assets	0.82%	2.36%	(0.80%)	(2.51%)	(0.23%)
Return on average shareholders’ equity	7.51%	27.28%	(10.62%)	(29.91%)	(2.87%)
Average shareholders’ equity to average assets	10.90%	8.66%	7.56%	8.40%	8.01%

Nonperforming loans to total loans	1.82%	4.20%	5.50%	5.52%	2.66%
Allowance for loan losses to total loans	2.75%	3.41%	3.59%	3.11%	1.46%

Tier 1 leverage capital	11.31%	12.09%	9.09%	8.64%	9.17%
Tier 1 leverage risk-based capital	13.37%	14.19%	11.17%	9.92%	9.68%
Total risk-based capital	14.63%	15.46%	12.45%	11.18%	10.93%

Per Common Share Data:

Net income (loss):
Basic	$1.33	$4.20	$(1.72)	$(6.23)	$(0.59)
Diluted	1.30	4.07	(1.72)	(6.23)	(0.59)

Book value at end of period	16.84	16.73	12.20	13.86	20.29
Dividends declared	0.09	0.00	0.01	0.07	0.31
Dividend payout ratio	6.73%	NA	NA	NA	NA

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

INTRODUCTION

This Management’s Discussion and Analysis should be read in conjunction with the consolidated financial statements contained in this Annual Report. This discussion provides information about the consolidated financial condition and results of operations of Mercantile Bank Corporation and its consolidated subsidiary, Mercantile Bank of Michigan (“our bank”), and of Mercantile Bank Mortgage Company, LLC (“our mortgage company”), Mercantile Bank Real Estate Co., L.L.C. (“our real estate company”) and Mercantile Insurance Center, Inc. (“our insurance company”), which were subsidiaries of our bank as of December 31, 2012. Unless the text clearly suggests otherwise, references to “us,” “we,” “our,” or “the company” include Mercantile Bank Corporation and its wholly-owned subsidiaries referred to above.

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

Our mortgage company’s predecessor, Mercantile Bank Mortgage Company, was formed to increase the profitability and efficiency of our mortgage loan operations. Mercantile Bank Mortgage Company initiated business on October 24, 2000 from our bank’s contribution of most of its residential mortgage loan portfolio and participation interests in certain commercial mortgage loans. On the same date, our bank had also transferred its residential mortgage origination function to Mercantile Bank Mortgage Company. On January 1, 2004, Mercantile Bank Mortgage Company was reorganized as Mercantile Bank Mortgage Company, LLC, a limited liability company. Mortgage loans originated and held by our mortgage company were serviced by our bank pursuant to a servicing agreement. Effective January 1, 2013, we dissolved the mortgage company to streamline the administration of our mortgage business. A cash amount commensurate with its 1% ownership interest was distributed to the insurance company. The remaining assets of the mortgage company were assigned to our bank. We anticipate the business that was formerly conducted by the mortgage company will be performed by our bank in its ordinary course and do not expect the dissolution to materially impact our financial position or results of operation.

Our insurance company acquired, at nominal cost, an existing shelf insurance agency effective April 15, 2002. An Agency and Institution Agreement was entered into among our insurance company, our bank and Hub International for the purpose of providing programs of mass marketed personal lines of insurance. Insurance product offerings include private passenger automobile, homeowners, personal inland marine, boat owners, recreational vehicle, dwelling fire, umbrella policies, small business and life insurance products, all of which are provided by and written through companies that have appointed Hub International as their agent. There was only nominal activity at our insurance company during the past three years.

Our real estate company was organized on July 21, 2003, principally to develop, construct and own our facility in downtown Grand Rapids which serves as our bank’s main office and Mercantile Bank Corporation’s headquarters. Construction was completed during the second quarter of 2005.

FINANCIAL OVERVIEW

Our operating performance and financial condition continued to improve during 2012. Over the past several years, especially in 2008 through 2010, our earnings performance had been negatively impacted by substantial provisions to the allowance and problem asset administration costs. Ongoing state, regional and national economic struggles negatively impacted some of our borrowers’ cash flows and underlying collateral values, leading to increased nonperforming assets, higher loan charge-offs and increased overall credit risk within our loan portfolio. We have worked with our borrowers to develop constructive dialogue to strengthen our relationships and enhance our ability to resolve complex issues. We have experienced significant improvement in our asset quality during 2011 and 2012, resulting in substantially lower provisions to the allowance and problem asset administration costs. Although improving, economic conditions remain stressed in many sectors, most notably in non-owner occupied commercial real estate markets. While we have increased our sales efforts to grow the commercial loan portfolio, we will remain vigilant as to the administration and quality of our loan portfolio.

We recorded a net profit during 2012 and 2011, after recording net losses during the prior three years. Significantly improved asset quality has resulted in lower provision expense and problem asset administration costs. In addition, our improved earnings performance reflects the many positive steps we have taken over the past five years to not only mitigate the impact of asset quality-related costs in the near term, but to establish an improved foundation for our longer-term performance as well. First, our net interest margin has improved as we have lowered local deposit rates and have replaced maturing high-rate deposits and borrowed funds with lower-costing funds, which has more than offset a decline in asset yields primarily due to a lower interest rate environment. Our commercial loan pricing initiatives have significantly mitigated the negative impact of a relatively high level of nonaccrual loans. In addition, we have increased our local deposit balances, reflecting the successful implementation of various initiatives, campaigns and product enhancements. The local deposit growth, combined with the reduction of loans outstanding, have provided for a substantial reduction of, and reliance on, wholesale funds and a reduction in our cost of funds. Lastly, our regulatory capital position remains strong. The positive impact from the improved operating performance and financial condition on our capital ratios provided us the opportunity to fully exit from the Treasury’s Capital Purchase Program via the repurchase of the preferred stock and common stock warrant during 2012.

Our asset quality metrics remain on an improving trend, and we are optimistic that the positive trend will continue. In aggregate dollar amounts, nonperforming asset levels have declined almost 78% since the peak level at March 31, 2010, and at year-end 2012 were at the lowest level since September 30, 2007. Progress in the stabilization of economic and real estate market conditions has resulted in numerous loan rating upgrades and significantly lower volumes of loan rating downgrades, which when combined with increasing recoveries of prior loan charge-offs, have provided for a substantially lower provision expense during the past two years.

FINANCIAL CONDITION

Reflecting strategies employed in regards to our financial condition, loan portfolio composition and the ongoing weak economic environments within our markets, we aggressively shrunk our balance sheet during the years of 2011, 2010 and 2009. Total assets declined $774.8 million, or 35.1%, during that time period. The decline in total assets was primarily comprised of a $784.5 million decrease in total loans and a $57.8 million decrease in securities. Reflecting our decision to increase on balance sheet liquidity, federal funds sold increased $45.4 million. Total deposits declined $487.5 million and Federal Home Loan Bank (“FHLB”) advances decreased $225.0 million during that three-year time period.

Total assets declined from $1.43 billion on December 31, 2011 to $1.42 billion on December 31, 2012, representing a relatively small decrease in total assets of $10.3 million, or 0.7%. Total loans decreased $31.2 million and securities declined $34.7 million, while federal funds sold increased $50.6 million. Total deposits increased $23.1 million, while FHLB advances decreased $10.0 million. Although total loans declined on a net basis, we funded approximately $176 million in new commercial loans during 2012. With our improved financial condition, a pruned commercial loan portfolio and a stabilized economic environment, we significantly enhanced our commercial lending sales efforts during the year.

Earning Assets

Average earning assets equaled 91.7% of average total assets during 2012, compared to 94.3% during 2011. The decline during 2012 is in large part due to an increase in nonearning assets resulting from the elimination of the valuation allowance against our net deferred tax asset at year-end 2011. The loan portfolio continued to comprise a majority of earning assets, followed by securities, federal funds sold and interest-bearing deposits; however, during 2012, as in 2011 and 2010, securities, federal funds sold and interest-bearing deposits comprised a larger percentage of earning assets compared to prior periods, primarily reflecting our decision to operate with a larger volume of on-balance sheet liquidity given market conditions. Average total loans equaled 81.4% of average earning assets in 2012, compared to 79.6% in 2011 and 81.8% in 2010. Meanwhile, average securities, federal funds sold and interest-bearing deposits equaled a combined 18.6% of average earning assets in 2012, compared to 20.4% in 2011 and 18.2% in 2010. During 2008, 2007, and 2006, a period that reflects our historical balance sheet composition, average loans comprised about 89% of average earning assets.

Our loan portfolio is primarily comprised of commercial loans. Commercial loans declined by $28.4 million during 2012, and at December 31, 2012, totaled $968.5 million, or 93.0% of the total loan portfolio. The decline, which is net of about $176 million in new commercial loans funded during the year, is a much smaller decline than what we experienced during the previous three years. During 2011, 2010 and 2009, we had made a concerted effort to reduce exposure to certain non-owner occupied commercial real estate (“CRE”) lending, and the sluggishness in business activity in our markets resulted in fewer opportunities to make quality loans. Starting in early 2012, with a pruned commercial loan portfolio and stabilized economic conditions, we significantly enhanced our sales efforts. During 2012, commercial loans collateralized by non-owner occupied CRE declined $32.6 million, compared to a reduction of $299.3 million during the previous three years. During 2011, 2010 and 2009, we employed a systematic approach to reducing our exposure to certain non-owner occupied CRE lending given the nature of CRE lending and depressed economic conditions. We believed that such a reduction was in our best interest when taking into account the increased inherent credit risk and nominal deposit balances associated with targeted borrowing relationships. Our commercial and industrial (“C&I”) loan portfolio increased $18.8 million during 2012, in large part reflecting new borrowing relationships established during the year. Commercial line of credit usage from existing borrowing relationships was relatively steady during 2012, but we would expect to see higher commercial line of credit usage, along with increased equipment financing requests, when economic conditions further improve. Also during 2012, commercial loans collateralized by owner-occupied real estate declined $7.4 million and commercial loans related to residential land development and construction decreased by $5.9 million.

The commercial loan portfolio represents loans to businesses generally located within our market areas. Approximately 71% of the commercial loan portfolio is primarily secured by real estate properties, with the remaining generally secured by other business assets such as accounts receivable, inventory, and equipment. The continued concentration of the loan portfolio in commercial loans is consistent with our strategy of focusing a substantial amount of our efforts on commercial banking. Corporate and business lending is an area of expertise for our senior management team, and our commercial lenders have extensive commercial lending experience, with most having at least ten years’ experience. Of each of the loan categories that we originate, commercial loans are most efficiently originated and managed, thus limiting overhead costs by necessitating the attention of fewer employees. Our commercial lending business generates the largest portion of local deposits and is our primary source of demand deposits.

The following table summarizes our loans secured by real estate, excluding residential mortgage loans representing permanent financing of owner occupied dwellings and home equity lines of credit:

	12/31/12	12/31/11	12/31/10	12/31/09	12/31/08
Residential-Related:
Vacant Land	$5,517,000	$5,399,000	$8,660,000	$10,185,000	$11,317,000
Land Development	12,496,000	17,007,000	28,147,000	34,027,000	54,055,000
Construction	3,440,000	4,923,000	5,621,000	7,199,000	16,839,000

	21,453,000	27,329,000	42,428,000	51,411,000	82,211,000

Commercial Non-Owner
Occupied:
Vacant Land	7,903,000	10,555,000	14,293,000	25,549,000	29,269,000
Land Development	13,153,000	14,486,000	17,807,000	19,402,000	24,629,000
Construction	7,723,000	13,615,000	31,827,000	65,697,000	102,464,000
Commercial Buildings	354,061,000	376,805,000	489,371,000	537,891,000	558,360,000

	382,840,000	415,461,000	553,298,000	648,539,000	714,722,000

Commercial Owner
Occupied:
Construction	4,939,000	4,213,000	672,000	1,404,000	9,344,000
Other	6,040,000	7,725,000	8,541,000	9,280,000	10,057,000
Commercial Buildings	262,045,000	268,479,000	282,388,000	324,451,000	370,099,000

	273,024,000	280,417,000	291,601,000	335,135,000	389,500,000

Total	$677,317,000	$723,207,000	$887,327,000	$1,035,085,000	$1,186,433,000

Residential mortgage loans and consumer loans declined in aggregate $2.8 million during 2012, and at December 31, 2012, totaled $72.7 million, or 7.0% of the total loan portfolio. Although the residential mortgage loan and consumer loan portfolios may increase in future periods, we expect the commercial sector of the lending efforts and resultant assets to remain the dominant loan portfolio category.

The following table presents total loans outstanding as of December 31, 2012, according to scheduled repayments of principal on fixed rate loans and repricing frequency on variable rate loans. Floating rate loans that are currently at interest rate floors, comprising a majority of our floating rate commercial loans, are treated as fixed rate loans and are reflected using maturity date and not repricing frequency.

	Less Than One Year	One Through Five Years	More Than Five Years	Total

Construction and land development	$34,823,000	$27,762,000	$2,001,000	$64,586,000
Real estate - residential properties	39,578,000	30,034,000	14,677,000	84,289,000
Real estate - multi-family properties	3,080,000	29,198,000	286,000	32,564,000
Real estate - commercial properties	152,716,000	413,993,000	14,852,000	581,561,000
Commercial and industrial	186,695,000	82,490,000	5,320,000	274,505,000
Consumer	2,379,000	1,027,000	278,000	3,684,000

Total loans	$419,271,000	$584,504,000	$37,414,000	$1,041,189,000

Fixed rate loans	$277,326,000	$579,920,000	$36,627,000	$893,873,000
Floating rate loans	141,946,000	4,584,000	786,000	147,316,000

Total loans	$419,272,000	$584,504,000	$37,413,000	$1,041,189,000

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

Our asset quality improved significantly during 2012, and has now been on an improving trend over the past three years. Nonperforming assets, comprised of nonaccrual loans and foreclosed properties, totaled $25.9 million as of December 31, 2012, compared to $111.7 million at December 31, 2009. The level of nonperforming assets began to increase during 2007, with ongoing and significant increases during 2008 and 2009. The increases primarily reflected the impact of poor economic conditions and the resulting negative impact on many of our commercial borrowers’ operating results and financial condition, but were also indicative of our aggressive posture and conservative loan administration practices in regards to measuring borrower financial strength and assigning loan grades on the entire commercial loan portfolio, and developing workout strategies for financially-troubled borrowers. Since 2009, the level of additions to the nonperforming asset category has declined significantly, while the level of interest in, and sales of, foreclosed properties and assets securing nonperforming loans has increased substantially. The resulting impact of our loan administration strategies, combined with a stabilization of economic conditions, have provided for significant improvement in our asset quality and have given us guarded optimism that the momentum will continue into future periods.

The substantial and rapid country-wide collapse of the residential real estate market that started in 2007 had a significant negative impact on the residential real estate development lending portion of our business. The resulting decline in real estate prices and slowdown in sales stretched the cash flow of our local developers and eroded the value of our underlying collateral, which caused elevated levels of nonperforming assets and net loan charge-offs. From the period of 2007 through most of 2011, we witnessed stressed economic conditions in Michigan and throughout the country. The resulting decline in business revenue negatively impacted the cash flows of many of our borrowers, some to the point where loan payments became past due. In addition, real estate prices had fallen significantly, thereby exposing us to larger-than-typical losses in those instances where the sale of collateral was the primary source of repayment. Also during this time, we saw deterioration in guarantors’ financial capacities to fund deficient cash flows and reduce or eliminate collateral deficiencies.

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

Throughout 2009, 2010 and 2011, we saw a continuation of the stresses caused by the poor economic conditions, especially in the non-owner occupied CRE markets. High vacancy rates or slow absorption resulted in inadequate cash flow generated from some real estate projects we had financed, and required guarantors to provide personal funds to make full contractual loan payments and pay other operating costs. In some cases, the guarantors’ cash and other liquid reserves became seriously diminished. In other cases, sale of the collateral, either by the borrower or us, was our primary source of repayment.

As of December 31, 2012, nonperforming assets totaled $25.9 million, or 1.8% of total assets, compared to $60.4 million (4.2% of total assets), $86.1 million (5.3% of total assets) and $111.7 million (5.9% of total assets) as of December 31, 2011, 2010 and 2009, respectively. The reductions primarily reflect principal payments and charge-offs on nonaccruals loans, as well as sales proceeds and valuation write-downs on foreclosed properties. The $34.4 million reduction during 2012 and the $85.7 million reduction during the three-year period ended December 31, 2012 equate to declines of 57.0% and 76.8%, respectively. Nonperforming loans and foreclosed properties associated with the development of residential-related real estate totaled $2.8 million as of December 31, 2012, reflecting reductions of $4.0 million and $29.0 million during 2012 and the three-year period ended December 31, 2012, respectively. As of December 31, 2012, nonperforming loans secured by, and foreclosed properties consisting of, non-owner occupied CRE properties totaled $13.2 million, reflecting reductions of $16.9 million and $25.2 million since year-end 2011 and year-end 2009, respectively. In addition, nonperforming loans secured by, and foreclosed properties associated with, owner occupied CRE declined $7.1 million during 2012 and $16.4 million during the three-year period ended December 31, 2012, while nonperforming commercial loans secured by non-real estate assets declined $2.3 million and $9.0 million during the respective time periods.

The following table provides a breakdown of nonperforming assets by property type:

	12/31/12	12/31/11	12/31/10	12/31/09	12/31/08
Residential Real Estate:
Land Development	$2,362,000	$5,479,000	$14,547,000	$19,722,000	$14,273,000
Construction	476,000	1,397,000	2,333,000	12,103,000	11,040,000
Owner Occupied / Rental	4,812,000	7,138,000	9,454,000	7,493,000	4,160,000

	7,650,000	14,014,000	26,334,000	39,318,000	29,473,000

Commercial Real Estate:
Land Development	789,000	2,111,000	2,454,000	2,971,000	2,234,000
Construction	0	409,000	0	1,268,000	0
Owner Occupied	3,534,000	10,642,000	14,740,000	19,918,000	6,495,000
Non-Owner Occupied	13,232,000	30,106,000	34,209,000	38,417,000	14,055,000

	17,555,000	43,268,000	51,403,000	62,574,000	22,784,000

Non-Real Estate:
Commercial Assets	734,000	3,060,000	8,221,000	9,758,000	5,134,000
Consumer Assets	1,000	14,000	161,000	8,000	30,000

	735,000	3,074,000	8,382,000	9,766,000	5,164,000

Total	$25,940,000	$60,356,000	$86,119,000	$111,658,000	$57,421,000

The following table provides a reconciliation of nonperforming assets during the past four years:

	2012	2011	2010	2009

Beginning balance	$60,356,000	$86,119,000	$111,658,000	$57,421,000
Additions	16,806,000	24,254,000	60,662,000	112,636,000
Returns to performing status	(774,000)	(766,000)	(11,124,000)	(1,203,000)
Principal payments	(25,095,000)	(24,795,000)	(24,213,000)	(19,115,000)
Sale proceeds	(16,916,000)	(10,340,000)	(13,969,000)	(6,918,000)
Loan charge-offs	(5,233,000)	(11,559,000)	(31,772,000)	(27,434,000)
Valuation write-downs	(3,204,000)	(2,557,000)	(5,123,000)	(3,729,000)

Total	$25,940,000	$60,356,000	$86,119,000	$111,658,000

The level of net loan charge-offs has declined significantly over the past two years in comparison to what we recorded during 2010 and 2009. The reduction primarily reflects a decline in nonperforming loans and an increase in the level of recoveries on prior period loan losses. During 2012, net loan charge-offs totaled $4.8 million, or 0.5% of average total loans. This level represents a significant decline from the $15.7 million (1.4% of average total loans), $34.3 million (2.4% of average total loans) and $38.2 million (2.2% of average total loans) charged-off during 2011, 2010 and 2009, respectively. Loan loss recoveries totaled $7.9 million during 2012 and $4.2 million during 2011, reflecting an increasing trend since 2008. While we are optimistic that we will see further declines in net loan charge-offs in future periods, net loan charge-offs in at least the next few quarters may remain elevated from historical averages.

The following table provides a breakdown of net loan charge-offs by collateral type during the past five years:

	2012	2011	2010	2009	2008
Residential Real Estate:
Land Development	$(114,000)	$2,644,000	$4,246,000	$4,355,000	$2,624,000
Construction	10,000	(110,000)	1,502,000	5,050,000	604,000
Owner Occupied / Rental	469,000	4,016,000	2,065,000	3,647,000	2,850,000

	365,000	6,550,000	7,813,000	13,052,000	6,078,000

Commercial Real Estate:
Land Development	167,000	(163,000)	1,870,000	119,000	1,599,000
Construction	0	0	660,000	0	0
Owner Occupied	1,230,000	2,241,000	4,952,000	3,062,000	789,000
Non-Owner Occupied	4,021,000	5,104,000	13,943,000	9,407,000	5,710,000

	5,418,000	7,182,000	21,425,000	12,588,000	8,098,000

Non-Real Estate:
Commercial Assets	(1,016,000)	1,861,000	5,018,000	12,413,000	5,688,000
Consumer Assets	(12,000)	143,000	54,000	177,000	42,000

	(1,028,000)	2,004,000	5,072,000	12,590,000	5,730,000

Total	$4,755,000	$15,736,000	$34,310,000	$38,230,000	$19,906,000

The following table summarizes changes in the allowance for loan losses for the past five years:

	2012	2011	2010	2009	2008

Loans outstanding at year-end	$1,041,189,000	$1,072,422,000	$1,262,630,000	$1,539,818,000	$1,856,915,000

Daily average balance of loans outstanding during the year	$1,049,315,000	$1,148,671,000	$1,412,555,000	$1,704,335,000	$1,829,686,000

Balance of allowance at beginning of year	$36,532,000	$45,368,000	$47,878,000	$27,108,000	$25,814,000

Loans charged-off:
Commercial, financial and agricultural	(11,312,000)	(12,373,000)	(25,539,000)	(25,978,000)	(12,740,000)
Construction and land development	(348,000)	(2,919,000)	(9,273,000)	(9,606,000)	(4,835,000)
Residential real estate	(938,000)	(4,422,000)	(2,242,000)	(3,797,000)	(2,900,000)
Instalment loans to individuals	(46,000)	(183,000)	(74,000)	(240,000)	(119,000)

Total charge-offs	(12,644,000)	(19,897,000)	(37,128,000)	(39,621,000)	(20,594,000)

Recoveries of previously charged-off loans:
Commercial, financial and agricultural	7,077,000	3,186,000	1,637,000	1,145,000	603,000
Construction and land development	285,000	441,000	995,000	81,000	8,000
Residential real estate	469,000	513,000	178,000	150,000	51,000
Instalment loans to individuals	58,000	21,000	8,000	15,000	26,000

Total recoveries	7,889,000	4,161,000	2,818,000	1,391,000	688,000

Net loan charge-offs	(4,755,000)	(15,736,000)	(34,310,000)	(38,230,000)	(19,906,000)

Provision for loan losses	(3,100,000)	6,900,000	31,800,000	59,000,000	21,200,000

Balance of allowance at year-end	$28,677,000	$36,532,000	$45,368,000	$47,878,000	$27,108,000

Ratio of net loan charge-offs during the year to average loans outstanding during the year	(0.45%)	(1.37%)	(2.43%)	(2.24%)	(1.09%)

Ratio of allowance to loans outstanding at year-end	2.75%	3.41%	3.59%	3.11%	1.46%

The following table illustrates the breakdown of the allowance balance by loan type (dollars in thousands) and of the total loan portfolio (in percentages):

	12/31/2012		12/31/2011		12/31/2010		12/31/2009		12/31/2008
	Amount	Loan Portfolio	Amount	Loan Portfolio	Amount	Loan Portfolio	Amount	Loan Portfolio	Amount	Loan Portfolio

Commercial, financial and agricultural	$22,657	83.3%	$28,913	83.3%	$32,645	81.5%	$37,639	80.1%	$20,211	78.0%

Construction and land development	2,246	7.5	3,484	7.5	7,019	9.3	6,566	11.4	5,137	14.1

Residential real estate	3,646	8.8	3,895	8.8	5,495	8.8	3,517	8.1	1,656	7.6

Instalment loans to individuals	139	0.4	158	0.4	172	0.4	156	0.4	104	0.3

Unallocated	(11)	0.0	82	0.0	37	0.0	0	0.0	0	0.0

Total	$28,677	100.0%	$36,532	100.0%	$45,368	100.0%	$47,878	100.0%	$27,108	100.0%

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

The Allowance Analysis applies reserve allocation factors to non-impaired outstanding loan balances, the result of which is combined with specific reserves to calculate an overall allowance dollar amount. For non-impaired commercial loans, which continue to comprise a vast majority of our total loans, reserve allocation factors are based upon loan ratings as determined by our standardized grade paradigms and by loan purpose. We have divided our commercial loan portfolio into five classes: 1) commercial and industrial loans; 2) vacant land, land development and residential construction loans; 3) owner occupied real estate loans; 4) non-owner occupied real estate loans; and 5) multi-family and residential rental property loans. The reserve allocation factors are primarily based on the historical trends of net loan charge-offs through a migration analysis whereby net loan losses are tracked via assigned grades over various time periods, with adjustments made for environmental factors reflecting the current status of, or recent changes in, items such as: lending policies and procedures; economic conditions; nature and volume of the loan portfolio; experience, ability and depth of management and lending staff; volume and severity of past due, nonaccrual and adversely classified loans; effectiveness of the loan review program; value of underlying collateral; lending concentrations; and other external factors, including competition and regulatory environment. Adjustments for specific lending relationships, particularly impaired loans, are made on a case-by-case basis. Non-impaired retail loan reserve allocations are determined in a similar fashion as those for non-impaired commercial loans, except that retail loans are segmented by type of credit and not a grading system. We regularly review the Allowance Analysis and make adjustments periodically based upon identifiable trends and experience.

A migration analysis is completed quarterly to assist us in determining appropriate reserve allocation factors for non-impaired commercial loans. Our migration takes into account various time periods, and while we have historically generally placed most weight on the eight-quarter time frame, consideration was given to the other time periods as part of our assessment. Given the stabilizing loan losses experienced in recent quarters in comparison to loan losses recorded in the more stressed economic conditions in earlier time periods, we decided to transition from the eight-quarter time frame to a longer twelve-quarter time frame during 2012. We believe the twelve-quarter period represents a more appropriate range of economic conditions, and that it provides for a more relevant basis in determining reserve allocation factors given current economic conditions and the general consensus of economic conditions in the near future.

Although the migration analysis provides an accurate historical accounting of our net loan losses, it is not able to fully account for environmental factors that will also very likely impact the collectability of our commercial loans as of any quarter-end date. Therefore, we incorporate the environmental factors as adjustments to the historical data. Environmental factors include both internal and external items. We believe the most significant internal environmental factor is our credit culture and the relative aggressiveness in assigning and revising commercial loan risk ratings. Although we have been consistent in our approach to commercial loan ratings, the stressed economic conditions of the past several years have resulted in an even higher sense of aggressiveness with regards to the downgrading of lending relationships. For example, we made revisions to our grading paradigms in early 2009 that mathematically resulted in commercial loan relationships being more quickly downgraded when signs of stress are noted, such as slower sales activity for construction and land development commercial real estate relationships and reduced operating performance/cash flow coverage for commercial and industrial relationships. These changes, coupled with the stressed economic environment, resulted in significant downgrades and the need for substantial provisions to the allowance during the three-year period ended December 31, 2010. To more effectively manage our commercial loan portfolio, we also created a specific group tasked with managing our most distressed lending relationships.

Coinciding with our transition from an eight-quarter loan loss migration analysis to a twelve-quarter loan loss migration analysis during 2012, we also transitioned from a 50-basis point environmental factor matrix to a 35-basis point environmental factor matrix. We believe this reduction was appropriate since extending the look back period of the loan loss migration analysis expands the level of environmental experience inherently included in the quantitative-based reserve allocation factors. This transition, along with typical periodic adjustments to the environmental factors, resulted in a net decrease of $1.5 million to the required loan loss reserve level as of December 31, 2012.

The most significant external environmental factor is the assessment of the current economic environment and the resulting implications on our commercial loan portfolio. Currently, we believe conditions remain stressed for non-owner occupied CRE; however, recent data and performance reflect a level of stability, and in some cases improvement, in the other classes of our commercial loan portfolio.

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

Reflecting the stressed economic conditions and resulting negative impact on our loan portfolio, we substantially increased the allowance as a percent of the loan portfolio beginning in 2009. The allowance equaled $28.7 million, or 2.8% of total loans outstanding, as of December 31, 2012, compared to 3.4%, 3.6%, 3.1%, 1.5% and 1.4% at year-end 2011, 2010, 2009, 2008 and 2007, respectively. A significant portion of the decline in the level of the allowance to total loans outstanding during 2012 reflects the charge-off of specific reserves that were created in prior periods and the elimination and reduction of specific reserves due to successful collection efforts, while the remainder of the decline is primarily associated with commercial loan upgrades and reductions in many reserve allocation factors on non-impaired commercial loans resulting from the impact of lower net loan charge-offs in recent periods on our migration calculations.

As of December 31, 2012, the allowance was comprised of $11.5 million in general reserves relating to non-impaired loans, $4.0 million in specific reserve allocations relating to nonaccrual loans, and $13.2 million in specific allocations on other loans, primarily accruing loans designated as troubled debt restructurings. Troubled debt restructurings totaled $50.8 million at December 31, 2012, consisting of $12.6 million that are on nonaccrual status and $38.2 million that are on accrual status. The latter, while considered and accounted for as impaired loans in accordance with accounting guidelines, is not included in our nonperforming loan totals. Impaired loans with an aggregate carrying value of $13.8 million as of December 31, 2012 had been subject to previous partial charge-offs aggregating $9.5 million. Those partial charge-offs were recorded as follows: $2.8 million in 2012, $3.2 million in 2011, $2.4 million in 2010 and $1.1 million in 2009. As of December 31, 2012, specific reserves allocated to impaired loans that had been subject to a previous partial charge-off totaled $0.2 million.

Although we believe the allowance is adequate to absorb losses as they arise, there can be no assurance that we will not sustain losses in any given period that could be substantial in relation to, or greater than, the size of the allowance.

Securities decreased $34.7 million during 2012, totaling $150.3 million as of December 31, 2012. The securities portfolio equaled 11.9% of average earning assets during 2012. Proceeds from called U.S. Government agency bonds during 2012 totaled $78.4 million, with another $11.7 million from principal paydowns on mortgage-backed securities, $7.1 million from called and matured tax-exempt municipal securities, and $5.4 million from paid-off and matured Michigan Strategic Fund bonds. Purchases during 2012, consisting almost exclusively of U.S. Government agency bonds, totaled $70.0 million. All of our securities, exclusive of FHLB stock, are currently designated as available for sale, and therefore are stated at fair value. The fair value of securities designated as available for sale at December 31, 2012 totaled $138.3 million, including a net unrealized gain of $3.7 million. We maintain the securities portfolio at levels to provide for required pledging purposes and secondary liquidity for daily operations. In addition, the portfolio serves a primary interest rate risk management function.

The following table reflects the composition of the securities portfolio, excluding FHLB stock:

	12/31/12		12/31/11		12/31/10
	Carrying Value	Percent	Carrying Value	Percent	Carrying Value	Percent

U.S. Government agency debt obligations	$79,098,000	57.2%	$88,596,000	51.2%	$121,562,000	55.1%

Mortgage-backed securities	21,996,000	15.9	34,610,000	20.0	46,941,000	21.2

Michigan Strategic Fund bonds	11,255,000	8.1	16,700,000	9.7	18,175,000	8.2

Municipal general obligations	22,743,000	16.5	27,309,000	15.8	28,042,000	12.7

Municipal revenue bonds	1,817,000	1.3	4,423,000	2.5	4,843,000	2.2

Mutual funds	1,405,000	1.0	1,354,000	0.8	1,267,000	0.6

Totals	$138,314,000	100.0%	$172,992,000	100.0%	$220,830,000	100.0%

FHLB stock totaled $12.0 million as of December 31, 2012, unchanged from December 31, 2011. Our investment in FHLB stock is necessary to engage in their advance and other financing programs. We received cash dividends at an average rate of approximately 3.25%, 2.50% and 2.00% during 2012, 2011 and 2010, respectively, and we expect a cash dividend will continue to be paid in future periods.

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

The following table shows by class of maturities as of December 31, 2012, the amounts and weighted average yields (on a fully taxable-equivalent basis) of investment securities:

	Carrying Value	Average Yield

Obligations of U.S. Government agencies:
One year or less	$1,024,000	4.63%
Over one through five years	2,138,000	5.12
Over five through ten years	20,027,000	2.11
Over ten years	55,909,000	3.72

	79,098,000	3.36

Obligations of states and political subdivisions:
One year or less	1,009,000	6.08
Over one through five years	1,703,000	6.60
Over five through ten years	7,002,000	6.02
Over ten years	14,846,000	6.21

	24,560,000	6.18

Mortgage-backed securities	21,996,000	5.19
Michigan Strategic Fund bonds	11,255,000	1.74
Mutual funds	1,405,000	3.03

Totals	$138,314,000	4.00%

Federal funds sold, consisting of excess funds sold overnight to a correspondent bank, along with investments in interest-bearing deposits at correspondent and other banks, are used to manage daily liquidity needs and interest rate sensitivity. The average balance of these funds equaled 6.7%, 6.1%, 4.5% and 3.0% of average earning assets during 2012, 2011, 2010, and 2009, respectively, considerably higher than the historical average of less than 1.0%. Given the stressed market and economic conditions, we made the decision in early 2009 to operate with a higher than traditional balance of federal funds sold and interest-bearing deposits. Reflecting our improved operating performance and financial condition, we expect to modestly reduce the level of federal funds sold and interest-bearing deposits in 2013, likely to an average of 3.0% to 4.0% of average earning assets; however, until market and economic conditions return to more normalized levels, the average balance of federal funds sold and interest-bearing balances will likely remain above our historical average of less than 1.0%.

Non-Earning Assets

Cash and due from bank balances totaled $20.3 million at December 31, 2012, compared to $12.4 million on December 31, 2011. Cash and due from bank balances averaged $16.2 million during 2012, compared to $15.1 million during 2011. In comparison to the average balances, the relatively high balance as of December 31, 2012 and the relatively low balance on December 31, 2011 reflect typical daily deposit and withdrawal fluctuations from our business customers. Net premises and equipment decreased from $26.8 million at December 31, 2011, to $25.9 million on December 31, 2012, primarily reflecting depreciation expense. Purchases of premises and equipment during 2012 totaled $0.6 million.

On December 30, 2009, all FDIC-insured financial institutions were required to pre-pay estimated FDIC deposit insurance assessments for the years 2010, 2011 and 2012. The prepaid amounts are used to offset regular quarterly deposit insurance assessments. The amount we paid equaled $16.3 million, which is being expensed over the future quarterly assessment periods. The balance at December 31, 2012 equaled $8.3 million. Under current regulations, any unused portion of the amount prepaid remaining after payment of amounts due on June 30, 2013 will be returned to us by the FDIC.

Foreclosed and repossessed assets totaled $7.0 million at December 31, 2012, compared to $15.3 million on December 31, 2011, $16.7 million on December 31, 2010 and $26.6 million on December 31, 2009. The $8.3 million decline during 2012 consisted of $18.3 million in sales proceeds and $1.7 million in valuation write-downs and net losses on sales, which were partially offset by $11.7 million in transfers from the loan portfolio. While we expect further transfers from loans to foreclosed and repossessed assets in future periods reflecting our collection efforts on impaired lending relationships, we are hopeful that the increased sales activity we witnessed during the past couple of years will continue and limit the overall increase in, and average balance of, this nonperforming asset category.

Source of Funds

Our major sources of funds are from deposits, securities sold under agreements to repurchase (“repurchase agreements”) and FHLB advances. Total deposits increased from $1.11 billion at December 31, 2011 to $1.14 billion on December 31, 2012, an increase of $23.1 million. In comparing total deposit balances as of December 31, 2012 to those at December 31, 2008, total deposits have declined by $464.4 million. Local deposits increased $395.0 million during the four-year period ended December 31, 2012, while out-of-area deposits decreased $859.4 million during the same time period. As of December 31, 2012, local deposits comprised 76.2% of total deposits, compared to 70.3% and 29.4% at December 31, 2011 and December 31, 2008, respectively.

Repurchase agreements decreased from $72.6 million at December 31, 2011 to $64.8 million on December 31, 2012, a decrease of $7.8 million. A majority of the decline is comprised of transfers to noninterest-bearing and interest-bearing checking accounts reflecting a change in rates offered on the repurchase agreement product whereby for certain lower-balance customers, maintaining their relationship with us in a noninterest-bearing checking account was less expensive for them than keeping their funds in the repurchase agreement product when taking into account the rate paid and fees assessed. As part of our sweep account program, collected funds from certain business noninterest-bearing checking accounts are invested in overnight interest-bearing repurchase agreements. Such repurchase agreements are not deposit accounts and are not afforded federal deposit insurance. All of our repurchase agreements are accounted for as secured borrowings. FHLB advances declined from $45.0 million at December 31, 2011 to $35.0 million on December 31, 2012, a decline of $10.0 million. FHLB advances declined $235.0 million during the four-year period ended December 31, 2012.

At December 31, 2012, local deposits and repurchase agreements equaled 75.3% of total funding liabilities, compared to 69.5% and 28.5% on December 31, 2011 and December 31, 2008, respectively. The significant reduction in wholesale funding reliance over the past four years is primarily a result of the increase in local deposits and the decline in total loans. The increase in local deposits reflects various programs and initiatives we have implemented over the past several years, including: implementation of several deposit-gathering initiatives in our commercial lending function; introduction of new deposit-related products and services; certificate of deposit campaign, and the continuation of providing our customers with the latest in technological advances that give improved information, convenience and timeliness.

Noninterest-bearing checking deposit accounts further increased during 2012, having increased during 2011 after remaining relatively stable over the prior several years. Noninterest-bearing checking accounts averaged $164.1 million during 2012, compared to an average balance of $137.0 million during 2011, and $110.0 million to $120.0 million over the prior several years. The increase in noninterest-bearing deposit accounts over the past couple of years reflects transfers from our repurchase agreement product, increased balances from many of our existing business customers and deposit accounts opened as part of new commercial lending relationships. In addition, the increase in noninterest-bearing checking accounts may have also reflected the temporary unlimited FDIC deposit insurance for certain qualifying noninterest-bearing transaction deposit accounts beginning in October 2008, first under the FDIC’s transaction account guarantee program, and then under the Dodd-Frank Act. The temporary unlimited FDIC insurance expired on December 31, 2012.

Local interest-bearing checking accounts increased $8.3 million during 2012, and are up $137.8 million since December 31, 2008. Money market deposit accounts decreased slightly by $0.9 million during 2012, but have increased $119.6 million since year-end 2008. The net increase in both interest-bearing checking accounts and money market deposit accounts over the past four years primarily reflects the success of our enhanced products and marketing programs, as well as relatively aggressive deposit rates, which resulted in many new individual, business and municipality deposits and increased balances from existing deposit account holders and transfers from maturing certificates of deposit. Savings deposits increased $24.0 million during 2012, after having decreased $27.7 million during 2011, increased $21.6 million during 2010 and declined $11.3 million during 2009. The relatively large balance fluctuations in our savings deposits are typical, primarily reflecting periodic deposits and withdrawals from several local municipal customers, as well as from certain municipal customers transferring funds between savings accounts and certificates of deposit. In addition, some customers have transferred their savings balances to other deposits products, particularly interest-bearing checking and money market deposit accounts.

Certificates of deposit purchased by customers located within our market areas increased $9.3 million during 2012, after having declined $5.9 million during 2011, decreased $115.8 million during 2010 and increased $164.1 million during 2009, thereby providing a net increase of $51.7 million during the four-year period ended December 31, 2012. During 2009, we ran a high-rate one-year certificate of deposit campaign that raised about $65.0 million, with most of the funds representing new deposit funds. As these certificates of deposit matured during the first quarter of 2010, we were able to retain a relatively large percentage of the maturing funds, a majority of which were transferred to our interest-bearing checking and money market deposit accounts. The remaining increase during 2009 primarily reflects the success of our enhanced marketing program and relatively aggressive rates, which resulted in many new individual, business and municipality deposits. The net increase during 2012 is in large part due to increased deposit balances and transfers from certain municipal customers, while the declines during 2011 and 2010 are primarily due to maturing certificates of deposit being transferred to our interest-bearing checking and money market deposit accounts.

Deposits obtained from customers located outside of our market areas declined $60.7 million during 2012, and are down $859.4 million during the four-year period ended December 31, 2012. Out-of-area deposits primarily consist of certificates of deposit obtained from depositors located outside our market areas and placed by deposit brokers for a fee, but also include certificates of deposit obtained from the deposit owners directly. The owners of the out-of-area deposits include individuals, businesses and governmental units located throughout the United States. In addition, in early 2011 we established an interest-bearing checking account relationship with an out-of-area depositor engaged in managing retirement accounts. This custodial relationship totaled $22.0 million as of December 31, 2012, and is expected to remain relatively stable for the foreseeable future. We expect this to be a long-term relationship. The significant decline in out-of-area deposits since year-end 2008 primarily reflects the influx of cash resulting from the reduction in total loans and from increased local deposits.

FHLB advances declined $10.0 million during 2012, and are down $235.0 million during the four-year period ended December 31, 2012. The decline during the past four years primarily reflects the influx of cash resulting from the reduction in total loans and from increased local deposits. FHLB advances are collateralized by residential mortgage loans, first mortgage liens on multi-family residential property loans, first mortgage liens on commercial real estate property loans, and substantially all other assets of our bank, under a blanket lien arrangement. Our borrowing line of credit at December 31, 2012 totaled $137.3 million, with availability of $96.3 million.

Shareholders’ equity decreased $18.4 million during 2012, primarily reflecting our complete exit from the Treasury’s Capital Purchase Program via the repurchase of the $21.0 million in preferred stock and the repurchase of the common stock warrant for $7.5 million from the Treasury. Net income attributable to common shares of $11.5 million partially mitigated the impact of the preferred stock and common stock warrant repurchases. Cash dividends on our common stock reduced shareholders’ equity by $0.8 million, reflecting the reinstatement of a quarterly cash dividend during the fourth quarter. The change in the net unrealized gain on securities available for sale and the fair value of an interest rate swap further reduced shareholders’ equity during 2012 by a combined $1.7 million.

RESULTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2012 and 2011

Summary

We recorded net income attributable to common shares of $11.5 million, or $1.33 per basic share and $1.30 per diluted share, for 2012, compared to net income attributable to common shares of $36.1 million, or $4.20 per basic share and $4.07 per diluted share, for 2011. The establishment of a valuation allowance against our net deferred tax asset in the fourth quarter of 2009 and the reversal of the valuation allowance in the fourth quarter of 2011 distort 2012 and 2011 after-tax operating result comparisons. On a pre-tax basis, our income was $18.2 million for 2012 compared to $10.1 million for 2011.

The improved pre-tax earnings performance in 2012 compared to 2011 primarily results from lower provisions to the allowance for loan losses. The decreased provision expense reflects lower volumes of loan rating downgrades and nonperforming loans, a higher volume of loan rating upgrades, significant recoveries of prior-period loan charge-offs, the elimination or significant reduction of certain specific reserve allocations due to successful collection efforts, and continued progress in the stabilization of economic and real estate market conditions and resulting collateral valuations. In addition, the reserve allocation factors for non-impaired commercial loans reflected in the quarterly reserve migrations were reduced in 2012 in light of the lower level of net loan charge-offs. A higher net interest margin, which partially mitigated the negative impact of a lower level of average earning assets, reduced costs associated with the administration and resolution of problem assets, lower FDIC insurance premiums, and increased noninterest income also contributed to the improved earnings performance in 2012 compared to 2011.

Our earnings performance continues to be hindered by elevated costs associated with the administration and resolution of problem assets; however, these costs trended downward during 2011 and 2012 as the level of nonperforming assets declined. Although decreasing, the level of nonperforming assets remains elevated when compared to pre-2007 reporting periods as a result of the state, regional and national economic struggles experienced over the past several years and related impact on certain of our borrowers. We expect continued reductions in nonperforming asset administration and resolution costs in future periods as the level of nonperforming assets continues to decline.

The following table shows some of the key performance and equity ratios for the years ended December 31, 2012 and 2011:

	2012	2011

Return on average assets	0.82%	2.36%
Return on average shareholders’ equity	7.51%	27.28%
Average shareholders’ equity to average assets	10.90%	8.66%

Net Interest Income

Net interest income, the difference between revenue generated from earning assets and the interest cost of funding those assets, is our primary source of earnings. Interest income (adjusted for tax-exempt income) and interest expense totaled $60.5 million and $13.2 million, respectively, during 2012, providing for net interest income of $47.3 million. During 2011, interest income and interest expense equaled $71.8 million and $19.8 million, respectively, providing for net interest income of $52.0 million. In comparing 2012 with 2011, interest income decreased 15.7%, interest expense was down 33.4%, and net interest income decreased 8.9%. The level of net interest income is primarily a function of asset size, as the weighted average interest rate received on earning assets is greater than the weighted average interest cost of funding sources; however, factors such as types and levels of assets and liabilities, interest rate environment, interest rate risk, asset quality, liquidity, and customer behavior also impact net interest income as well as the net interest margin.

The $4.7 million decrease in net interest income in 2012 compared to 2011 resulted from a decreased level of average earning assets, which more than offset an improved net interest margin. During 2012, the net interest margin equaled 3.67%, up from 3.60% during 2011. Although our yield on earning assets declined in 2012 compared to 2011 primarily due to a decreased yield on average loans, our cost of funds declined at a far greater rate, resulting in the improved net interest margin. The decline in loan yield primarily resulted from a decreased yield on commercial loans, while the cost of funds decreased as a result of the lowering of interest rates on non-certificate of deposit accounts and repurchase agreements on various occasions during the latter half of 2011 and during 2012. The cost of funds also decreased as a result of higher-costing matured certificates of deposit and FHLB advances being renewed at lower rates, replaced by lower-costing funds, or allowed to runoff.

The following table depicts the average balance, interest earned and paid, and weighted average rate of our assets, liabilities and shareholders’ equity during 2012, 2011 and 2010. The subsequent table also depicts the dollar amount of change in interest income and interest expense of interest-earning assets and interest-bearing liabilities, segregated between change due to volume and change due to rate. For tax-exempt investment securities, interest income and yield have been computed on a tax equivalent basis using a marginal tax rate of 35%. As a result, securities interest income was increased by $0.6 million in 2012, $0.7 million in 2011, and $0.8 million in 2010.

(Dollars in thousands)				Years ended December 31,
	2012			2011			2010
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate

Taxable securities	$112,122	$4,383	3.91%	$157,081	$6,685	4.26%	$176,084	$7,846	4.46%
Tax-exempt securities	40,818	2,018	4.94	49,428	2,508	5.07	59,911	3,125	5.22

Total securities	152,940	6,401	4.19	206,509	9,193	4.45	235,995	10,971	4.65

Loans	1,049,315	53,898	5.14	1,148,671	62,356	5.43	1,412,555	77,791	5.51
Interest-bearing deposit balances	10,522	29	0.28	9,709	24	0.24	9,251	39	0.42
Federal funds sold	75,678	192	0.25	78,596	199	0.25	69,319	176	0.25

Total earning assets	1,288,455	60,520	4.70	1,443,485	71,772	4.97	1,727,120	88,977	5.15

Allowance for loan losses	(31,171)			(41,517)			(48,963)
Cash and due from banks	16,217			15,080			15,414
Other non-earning assets	132,105			112,983			127,354

Total assets	$1,405,606			$1,530,031			$1,820,925

Interest-bearing demand deposits	$205,848	$1,572	0.76%	$184,140	$2,536	1.38%	$140,384	$2,419	1.72%
Savings deposits	42,452	118	0.28	45,860	210	0.46	43,571	305	0.70
Money market accounts	148,596	571	0.38	154,450	1,179	0.76	86,283	1,225	1.42
Time deposits	549,535	8,876	1.62	697,664	12,459	1.79	979,584	19,580	2.00

Total interest-bearing deposits	946,431	11,137	1.18	1,082,114	16,384	1.51	1,249,822	23,529	1.88

Short-term borrowings	61,930	157	0.25	80,137	405	0.51	107,802	1,410	1.31
Federal Home Loan Bank advances	39,809	993	2.49	54,753	2,033	3.71	153,575	5,509	3.59
Other borrowings	34,406	929	2.70	37,776	1,010	2.67	47,315	1,346	2.84

Total interest-bearing liabilities	1,082,576	13,216	1.22	1,254,780	19,832	1.58	1,558,514	31,794	2.04

Demand deposits	164,081			136,980			118,904
Other liabilities	5,675			5,808			5,913

Total liabilities	1,252,332			1,397,568			1,683,331
Average equity	153,274			132,463			137,594

Total liabilities and equity	$1,405,606			$1,530,031			$1,820,925

Net interest income		$47,304			$51,940			$57,183

Rate spread			3.48%			3.39%			3.11%

Net interest margin			3.67%			3.60%			3.31%

	Years ended December 31,
	2012 over 2011			2011 over 2010
	Total	Volume	Rate	Total	Volume	Rate
Increase (decrease) in interest income
Taxable securities	$(2,302,000)	$(1,792,000)	$(510,000)	$(1,161,000)	$(821,000)	$(340,000)
Tax exempt securities	(490,000)	(427,000)	(63,000)	(617,000)	(533,000)	(84,000)
Loans	(8,458,000)	(5,215,000)	(3,243,000)	(15,435,000)	(14,340,000)	(1,095,000)
Interest-bearing deposit balances	5,000	2,000	3,000	(15,000)	2,000	(17,000)
Federal funds sold	(7,000)	(7,000)	0	23,000	23,000	0

Net change in tax-equivalent interest income	(11,252,000)	(7,439,000)	(3,813,000)	(17,205,000)	(15,669,000)	(1,536,000)

Increase (decrease) in interest expense
Interest-bearing demand deposits	(964,000)	271,000	(1,235,000)	117,000	662,000	(545,000)
Savings deposits	(92,000)	(15,000)	(77,000)	(95,000)	15,000	(110,000)
Money market accounts	(608,000)	(43,000)	(565,000)	(46,000)	686,000	(732,000)
Time deposits	(3,583,000)	(2,471,000)	(1,112,000)	(7,121,000)	(5,197,000)	(1,924,000)
Short-term borrowings	(248,000)	(77,000)	(171,000)	(1,005,000)	(296,000)	(709,000)
Federal Home Loan Bank advances	(1,040,000)	(472,000)	(568,000)	(3,476,000)	(3,663,000)	187,000
Other borrowings	(81,000)	(91,000)	10,000	(336,000)	(259,000)	(77,000)

Net change in interest expense	(6,616,000)	(2,898,000)	(3,718,000)	(11,962,000)	(8,052,000)	(3,910,000)

Net change in tax-equivalent net interest income	$(4,636,000)	$(4,541,000)	$(95,000)	$(5,243,000)	$(7,617,000)	$2,374,000

Interest income is primarily generated from the loan portfolio, and to a significantly lesser degree, from securities, federal funds sold, and interest-bearing deposit balances. Interest income decreased $11.3 million during 2012 from that earned in 2011, totaling $60.5 million in 2012 compared to $71.8 million in the previous year. The reduction in interest income is attributable to a decreased level of average earning assets and, to a lesser extent, a declining yield on average earning assets. During 2012, earning assets averaged $1.29 billion, or $155.0 million lower than average earning assets of $1.44 billion during 2011. Average loans were down $99.3 million, average securities decreased $53.6 million, average federal funds sold decreased $2.9 million, and average interest-bearing deposit balances increased $0.8 million.

Interest income generated from the loan portfolio decreased $8.5 million in 2012 compared to the level earned in 2011; the reduction in the loan portfolio during 2012 resulted in a $5.2 million decrease in interest income, while a decline in loan yield from 5.43% in 2011 to 5.14% in 2012 resulted in a $3.3 million decrease in interest income. The lower yield on average loans mainly resulted from a decreased yield on average commercial loans, which equaled 5.16% in 2012 compared to 5.46% in 2011. The commercial loan yield was negatively impacted by the lowering of rates on certain commercial loans throughout 2011 and 2012 as a result of borrowers warranting decreased loan rates due to improved financial performance, the renewal of certain maturing term loans at lower rates, and competitive pricing pressures. In addition, the commercial loan yield was negatively impacted by an ongoing interest rate risk management strategy implemented in early 2011 whereby certain commercial loan relationships are being converted from the Mercantile Bank Prime Rate to the Wall Street Journal Prime Rate; this strategy has a short-term negative impact on net interest income as the conversions generally involve interest rate reductions. The commercial loan yields in 2012 and 2011 were negatively impacted by net declines of $254,000 and $259,000, respectively, in the present values of the purchased and sold interest rate caps; excluding the impact of these net declines, the yield on average commercial loans was 5.18% in 2012 and 5.48% in 2011, and the yield on average total loans was 5.16% in 2012 and 5.45% in 2011.

Interest income generated from the securities portfolio decreased $2.8 million in 2012 compared to the level earned in 2011 due to portfolio contraction and a lower yield on average securities, which equaled 4.19% in 2012 compared to 4.45% in 2011. The reduced average portfolio balance resulted in a $2.2 million decrease in interest income, while the lower yield on average securities equated to a decrease in interest income of $0.6 million. Average securities equaled $152.9 million during 2012, down from $206.5 million during 2011 primarily due to decreases in the average balances of U.S. Government agency bonds and mortgage-backed securities. The lower yield on average securities in 2012 compared to 2011 mainly resulted from a decreased yield on U.S. Government agency bonds, reflecting a decline in market rates. The yield on U.S. Government agency bonds was 3.70% in 2012 compared to 4.27% in 2011. Purchases of U.S. Government agency bonds with lower yields during the fourth quarter of 2011 and during 2012 using proceeds received from called bonds of the same type negatively impacted the yield on average securities. The bond purchases were necessary to meet collateral requirements and internal funds management policy guidelines. Unaccreted discount of $116,000 related to called U.S. Government agency bonds was recognized as income during 2012; excluding this discount, the yield on U.S. Government agency bonds would have been 3.54% in 2012. Unaccreted discount of $138,000 related to called U.S. Government agency bonds was recognized as income during 2011; excluding this discount, the yield on U.S. Government agency bonds would have been 4.13% in 2011. The negative impact of the declined U.S. Government agency bond yield on the yield on average total securities was partially offset by a shift in the securities portfolio mix from lower-yielding agency bonds to higher-yielding municipal securities. Average U.S. Government agency bonds represented 46.0% of average total securities in 2012 compared to 49.3% in 2011, while average municipal securities represented 18.5% of average total securities in 2012 compared to 15.6% in 2011. Principal payments received on mortgage-backed securities totaled $11.7 million in 2012.

Interest income earned on federal funds sold declined slightly in 2012 compared to 2011 due to a decreased average balance, while interest income earned on interest-bearing deposit balances increased slightly due to an increased average balance and average rate.

During 2012 and 2011, earning assets had an average yield (tax equivalent-adjusted basis) of 4.70% and 4.97%, respectively. The decline in earning asset yield in 2012 compared to 2011 resulted from a decreased yield on average loans, and to a much lesser extent, a decreased yield on average securities.

Interest expense is primarily generated from interest-bearing deposits, and to a lesser degree, from FHLB advances, repurchase agreements, subordinated debentures, and other borrowings. Interest expense decreased $6.6 million during 2012 from that expensed in 2011, totaling $13.2 million in 2012 compared to $19.8 million in the previous year. The decline in interest expense is attributable to a decreased level of average interest-bearing liabilities and a decreased cost of funds.

During 2012, interest-bearing liabilities averaged $1.08 billion, or $172.2 million lower than average interest-bearing liabilities of $1.25 billion during the prior year. This reduction resulted in decreased interest expense of $2.9 million. Average interest-bearing deposits were down $167.7 million, while average FHLB advances decreased $98.8 million, average short-term borrowings decreased $27.7 million, and average other borrowings decreased $9.5 million.

During 2012 and 2011, interest-bearing liabilities had a weighted average rate of 1.22% and 1.58%, respectively; a decline in interest expense of $3.7 million was recorded during 2012 due to the decreased cost of funds. The lower weighted average cost of interest-bearing liabilities in 2012 compared to 2011 is primarily due to the decline in market interest rates that began late in the third quarter of 2007 and continued through December of 2008 and, to a much lesser extent, a change in average interest-bearing liability mix, most notably decreases in higher-costing average certificates of deposit and average FHLB advances and increases in lower-costing average non-certificate of deposit accounts as a percentage of average interest-bearing liabilities. Market interest rates remained low during 2009, 2010, 2011, and 2012. Maturing fixed-rate certificates of deposit and borrowings were renewed at lower rates, replaced by lower-costing funds, or allowed to runoff during the 24-month period ended December 31, 2012. In addition, the lowering of interest rates on non-certificate of deposit accounts and repurchase agreements during this time frame positively impacted the weighted average cost of interest-bearing liabilities in 2012 compared to 2011.

Average certificates of deposit declined $148.1 million during 2012, which equated to a decrease in interest expense of $2.5 million. An additional $1.1 million reduction in interest expense resulted from a decrease in the average rate paid as higher-rate certificates of deposit matured and were renewed at lower rates, replaced with lower-costing funds, or allowed to runoff throughout 2012. Growth in other average interest-bearing deposit accounts, totaling $12.4 million, equated to an increase in interest expense of $0.2 million, while a decrease in the average rate paid on these deposit accounts resulted in a $1.9 million decline in interest expense.

Average short-term borrowings, comprised primarily of repurchase agreements, declined $18.2 million during 2012, resulting in decreased interest expense of $0.1 million, while a decrease in the average rate paid during 2012 resulted in a reduction in interest expense of $0.2 million. Average FHLB advances decreased $14.9 million, equating to a $0.5 million reduction in interest expense, while a lower average rate paid on the advances resulted in a $0.6 million decrease in interest expense. A reduction in average other borrowings, which is comprised of subordinated debentures, structured repurchase agreements, and deferred director and officer compensation programs, equated to a decrease in interest expense of $0.1 million during 2012, while a higher average rate paid on these borrowings slightly increased interest expense.

Provision for Loan Losses

A negative provision expense of $3.1 million was recorded in 2012, compared to a provision expense of $6.9 million recorded in 2011. The reduced provision expense reflects lower volumes of loan rating downgrades and nonperforming loans, a higher volume of loan rating upgrades, significant recoveries of prior-period loan charge-offs, the elimination or significant reduction of certain specific reserve allocations due to successful collection efforts, and continued progress in the stabilization of economic and real estate market conditions and resulting collateral valuations. In addition, the reserve allocation factors for non-impaired commercial loans reflected in the quarterly reserve migrations were reduced in 2012 in light of the lower level of net loan charge-offs. Nonperforming loans totaled $19.0 million, or 1.82% of total loans, as of December 31, 2012, compared to $45.1 million, or 4.20% of total loans, as of December 31, 2011. Net loan charge-offs totaled $4.8 million, or 0.45% of average total loans, during 2012 compared to $15.7 million, or 1.37% of average total loans, during 2011. Of the $12.6 million in gross loans charged-off during 2012, $4.4 million, or 34.6%, represents the elimination of specific reserves that were established through provision expense in earlier periods. The allowance, as a percentage of total loans outstanding, was 2.75% as of December 31, 2012, compared to 3.41% as of December 31, 2011.

Noninterest Income

Noninterest income totaled $8.0 million in 2012, an increase of $0.7 million, or 9.8%, from the $7.3 million earned in 2011. The increase in noninterest income in 2012 compared to 2011 was mainly due to higher residential mortgage banking fee income, reflecting increased activity due to lower mortgage interest rates, and rental income from foreclosed properties, which more than offset decreased earnings on bank owned life insurance and service charges on accounts. The decline in earnings on bank owned life insurance primarily resulted from reduced investment yields, as paydowns on mortgage-backed securities were reinvested into similar securities with lower rates, while the decline in service charges on accounts mainly resulted from decreased fees associated with a particular checking account category as a result of a reduction in the number of active accounts.

Noninterest Expense

Noninterest expense during 2012 totaled $39.6 million, a decrease of $1.9 million, or 4.5%, from the $41.5 million expensed in 2011. The decline in noninterest expense in 2012 compared to 2011 primarily resulted from decreased nonperforming asset administration and resolution costs and FDIC insurance premiums, which more than offset increased salary and benefit costs. Salary and benefit costs totaled $19.4 million during 2012, an increase of $1.5 million, or 8.2%, from the $17.9 million expensed during 2011, primarily reflecting expenses associated with the reinstatement or increasing of certain employee benefit programs that had been suspended or lowered in prior years.

Nonperforming asset administration and resolution costs, including legal expenses, property tax payments, appraisal fees, and write-downs on foreclosed properties, totaled $5.9 million during 2012, a decrease of $2.4 million, or 29.3%, from the $8.3 million in costs incurred during 2011. Nonperforming asset administration and resolution costs remain elevated; however, the costs are expected to decrease further in future periods as the level of nonperforming assets continues to decline.

FDIC insurance premiums were $1.2 million during 2012, down $1.6 million from the $2.8 million in premiums expensed during 2011. The lower premiums during 2012 compared to 2011 resulted from a decreased assessment rate and base. The decreased assessment rate reflects our improved financial condition and operating performance and the implementation of the FDIC’s revised risk-based assessment system on April 1, 2011.

Occupancy and furniture and equipment costs declined by $0.3 million in 2012 compared to 2011, primarily resulting from an aggregate reduction in depreciation expense and decreased property taxes.

Federal Income Tax Expense

During 2012, we recorded income before federal income tax of $18.2 million and a federal income tax expense of $5.6 million, compared to income before federal income tax of $10.1 million and a federal income tax benefit of $27.4 million during 2011. A federal income tax expense was recorded in 2012 as a result of the valuation allowance against our net deferred tax asset being reversed at year-end 2011. Tax expense on 2011 income was entirely offset by a corresponding reduction to the valuation allowance against deferred tax assets, and the $27.4 million benefit was the result of reversing the remaining valuation allowance.

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

CAPITAL RESOURCES

Shareholders’ equity decreased $18.4 million during 2012, primarily reflecting our complete exit from the Treasury’s Capital Purchase Program via the repurchase of the $21.0 million in preferred stock and the repurchase of the common stock warrant for $7.5 million from the Treasury. Net income attributable to common shares of $11.5 million partially mitigated the impact of the preferred stock and common stock warrant repurchases. Cash dividends on our common stock reduced shareholders’ equity by $0.8 million, reflecting the reinstatement of a quarterly cash dividend during the fourth quarter. The change in the net unrealized gain on securities available for sale and the fair value of an interest rate swap further reduced shareholders’ equity during 2012 by a combined $1.7 million.

Despite the reduction in shareholders’ equity during 2012, our bank remains “well capitalized.” As of December 31, 2012, our bank’s total risk-based capital ratio was 14.7%, compared to 15.5%, 12.5%, 11.1% and 10.8% at December 31, 2011, 2010, 2009 and 2008, respectively. Our bank’s total regulatory capital, consisting of our shareholders’ equity plus a portion of the allowance but less a portion of our net deferred tax asset, decreased $14.5 million during 2012. Although the bank recorded net income of $13.8 million, cash dividends to Mercantile Bank Corporation to fund our exit from the Treasury’s Capital Purchase Program via the repurchases of preferred stock and common stock warrant, to provide monies to fund our fourth quarter cash dividend on common shares and to pay for parent company expenses, totaled $32.5 million. The eligible amount of our allowance included in our regulatory capital declined $0.5 million due to a combination of a lower allowance balance and a decline in risk-weighted assets. The ineligible portion of our net deferred tax asset in our regulatory capital declined by $4.7 million due to a combination of a lower net deferred tax asset balance and improved earnings performance. Risk-weighted assets declined $32.2 million during 2012, in large part due to a decline in commercial loans. As of December 31, 2012, our bank’s total regulatory capital equaled $173.8 million, or $55.5 million in excess of the amount necessary to attain the 10.0% minimum total risk-based capital ratio, which is among the requirements to be categorized as “well capitalized.”

We and our bank are subject to regulatory capital requirements administered by state and federal banking agencies. Failure to meet the various capital requirements can initiate regulatory action that could have a direct material effect on the financial statements. Our bank’s ability to pay cash and stock dividends is subject to limitations under various laws and regulations and to prudent and sound banking practices. On October 11, 2012, our Board of Directors declared a cash dividend on our common stock in the amount of $0.09 per share, that was paid on December 10, 2012 to shareholders of record as of November 9, 2012. This represented our first common stock cash dividend since the first quarter of 2010, as in April 2010 we had suspended payments of cash dividends on our common stock. On January 10, 2013, our Board of Directors declared a cash dividend on our common stock in the amount of $0.10 per share, that was paid on March 8, 2013 to shareholders of record as of February 8, 2013.

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

To assist in providing needed funds, we regularly obtain monies from wholesale funding sources. Wholesale funds, primarily comprised of deposits from customers outside of our market areas and FHLB advances, totaled $304.8 million, or 24.7% of combined deposits and borrowed funds as of December 31, 2012, compared to $375.5 million, or 30.5% of combined deposits and borrowed funds, as of December 31, 2011, and $1.41 billion, or 71.5% of combined deposits and borrowed funds, as of December 31, 2008. The significant decline in wholesale funds since year-end 2008 primarily reflects the influx of cash resulting from the reduction in total loans and increased local deposits.

Although local deposits have generally increased as new business, municipal governmental unit and individual deposit relationships are established and as existing customers increase the balances in their accounts, and we witnessed significant local deposit growth during the past four years, some reliance on wholesale funds will likely remain, although at a much lower level than historical levels. As part of our interest rate risk management strategy, a vast majority of our wholesale funds have a fixed rate and mature within five years, reflecting the fact that a majority of our loans have a floating interest rate or a fixed interest rate and balloon in five years from origination date. We have developed a comprehensive contingency funding plan which we believe mitigates any increased liquidity risk from our wholesale funding program.

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

As part of our sweep program, collected funds from certain business noninterest-bearing checking accounts are invested into over-night interest-bearing repurchase agreements. Such repurchase agreements are not deposit accounts and are not afforded federal deposit insurance. Repurchase agreements decreased $7.8 million during 2012, totaling $64.8 million as of December 31, 2012. A large portion of the decline represents transfers to noninterest-bearing and interest-bearing checking accounts reflecting a reduction in rates offered on the repurchase agreement product whereby for certain lower-balance customers, maintaining their relationship with us in a noninterest-bearing checking account was less expensive for them than keeping their funds in the repurchase agreement product when taking into account the rate paid and fees assessed. In addition, the decline may also reflect the Dodd-Frank Act’s repeal, effective July 21, 2011, of the earlier prohibition on the payment of interest on business checking accounts.

Information regarding our repurchase agreements as of December 31, 2012 and during 2012 is as follows:

Outstanding balance at December 31, 2012	$64,765,000
Weighted average interest rate at December 31, 2012	0.13%
Maximum daily balance twelve months ended December 31, 2012	$81,980,000
Average daily balance for twelve months ended December 31, 2012	$61,930,000
Weighted average interest rate for twelve months ended December 31, 2012	0.25%

As a member of the FHLB, we have access to the FHLB advance borrowing programs. Advances totaled $35.0 million as of December 31, 2012, compared to $45.0 million, $65.0 million, $205.0 million, and $270.0 million as of December 31, 2011, 2010, 2009 and 2008, respectively. Based on available collateral as of December 31, 2012, we could borrow an additional $96.3 million.

We also have the ability to borrow up to $38.0 million on a daily basis through correspondent banks using established unsecured federal funds purchased lines of credit. We did not access these lines of credit during 2012; in fact, we have not accessed the lines of credit since January of 2010. In contrast, federal funds sold averaged $75.7 million and $78.6 million during 2012 and 2011, respectively. In addition, interest-bearing deposit balances averaged $10.5 million and $9.7 million during the respective time periods. Given the volatile market and stressed economic conditions, we have been operating with a higher than normal balance of federal funds sold and interest-bearing deposit balances over the past several years. Reflecting our improved operating performance and financial condition, we expect to modestly reduce the level of federal funds sold and interest-bearing deposits in 2013, likely to average 3.0% to 4.0% of average earning assets; however, until market and economic conditions return to more normalized levels, the average balance of federal funds sold and interest-bearing deposits will likely remain above our historical average of less than 1.0%. As a result, we expect the use of our federal funds purchased lines of credit, in at least the near future, will be rare, if at all.

We have a line of credit through the Discount Window of the Federal Reserve Bank of Chicago. Using a substantial majority of our tax-exempt municipal securities as collateral, we could have borrowed up to $20.7 million for terms of 1 to 28 days at December 31, 2012. We did not utilize this line of credit during the past four years, and do not plan to access this line of credit in future periods.

The following table reflects, as of December 31, 2012, significant fixed and determinable contractual obligations to third parties by payment date, excluding accrued interest:

	One Year or Less	One to Three Years	Three to Five Years	Over Five Years	Total

Deposits without a stated maturity	$601,198,000	$0	$0	$0	$601,198,000
Certificates of deposit	246,630,000	128,639,000	158,737,000	0	534,006,000
Short-term borrowings	64,765,000	0	0	0	64,765,000
Federal Home Loan Bank advances	0	0	35,000,000	0	35,000,000
Subordinated debentures	0	0	0	32,990,000	32,990,000
Other borrowed money	0	0	0	1,444,000	1,444,000

In addition to normal loan funding and deposit flow, we must maintain liquidity to meet the demands of certain unfunded loan commitments and standby letters of credit. At December 31, 2012, we had a total of $324.2 million in unfunded loan commitments and $10.6 million in unfunded standby letters of credit. Of the total unfunded loan commitments, $259.6 million were commitments available as lines of credit to be drawn at any time as customers’ cash needs vary, and $64.6 million were for loan commitments scheduled to close and become funded within the next twelve months. The level of commitments to make loans over the past several years has declined significantly when compared to historical levels, primarily reflecting relatively stressed economic conditions; however, the $64.6 million level at December 31, 2012 is relatively high when compared to the levels over the past few years. The increase primarily reflects the impact of our improved operating performance and financial condition, expanded sales efforts and modestly improved economic conditions. We regularly monitor fluctuations in loan balances and commitment levels, and include such data in our overall liquidity management.

The following table depicts our loan commitments at the end of the past three years:

	12/31/12	12/31/11	12/31/10

Commercial unused lines of credit	$222,237,000	$171,683,000	$158,945,000
Unused lines of credit secured by 1-4 family residential properties	24,250,000	24,663,000	26,870,000
Credit card unused lines of credit	8,512,000	7,565,000	7,768,000
Other consumer unused lines of credit	4,613,000	3,367,000	4,052,000
Commitments to make loans	64,565,000	30,929,000	9,840,000
Standby letters of credit	10,591,000	15,923,000	19,343,000

Total	$334,768,000	$254,130,000	$226,818,000

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

The following table depicts our GAP position as of December 31, 2012:

	Within Three Months	Three to Twelve Months	One to Five Years	After Five Years	Total
Assets:
Commercial loans (1)	$175,875,000	$201,439,000	$553,443,000	$22,459,000	$953,216,000
Residential real estate loans	30,645,000	8,933,000	30,034,000	14,677,000	84,289,000
Consumer loans	2,118,000	261,000	1,027,000	278,000	3,684,000
Securities (2)	24,621,000	2,048,000	25,482,000	98,124,000	150,275,000
Federal funds sold	104,879,000	0	0	0	104,879,000
Interest-bearing deposits	10,072,000	0	750,000	0	10,822,000
Allowance for loan losses	0	0	0	0	(28,677,000)
Other assets	0	0	0	0	144,438,000

Total assets	348,210,000	212,681,000	610,736,000	135,538,000	$1,422,926,000

Liabilities:
Interest-bearing checking	210,024,000	0	0	0	210,024,000
Savings deposits	56,454,000	0	0	0	56,454,000
Money market accounts	144,479,000	0	0	0	144,479,000
Time deposits under $100,000	10,218,000	19,557,000	29,661,000	0	59,436,000
Time deposits $100,000 & over	100,460,000	116,395,000	257,715,000	0	474,570,000
Short-term borrowings	64,765,000	0	0	0	64,765,000
Federal Home Loan Bank advances	0	0	35,000,000	0	35,000,000
Other borrowed money	34,434,000	0	0	0	34,434,000
Noninterest-bearing checking	0	0	0	0	190,241,000
Other liabilities	0	0	0	0	6,933,000

Total liabilities	620,834,000	135,952,000	322,376,000	0	1,276,336,000
Shareholders’ equity	0	0	0	0	146,590,000

Total liabilities & shareholders’ equity	620,834,000	135,952,000	322,376,000	0	$1,422,926,000

Net asset (liability) GAP	$(272,624,000)	$76,729,000	$288,360,000	$135,538,000

Cumulative GAP	$(272,624,000)	$(195,895,000)	$92,465,000	$228,003,000

Percent of cumulative GAP to total assets	(19.2%)	(13.8%)	6.5%	16.0%

(1)	Floating rate loans that are currently at interest rate floors are treated as fixed rate loans and are reflected using maturity date and not repricing frequency.
(2)	Mortgage-backed securities are categorized by expected maturities based upon prepayment trends as of December 31, 2012.

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

We conducted multiple simulations as of December 31, 2012, in which it was assumed that changes in market interest rates occurred ranging from up 400 basis points to down 400 basis points in equal quarterly instalments over the next twelve months. The following table reflects the suggested impact on net interest income over the next twelve months in comparison to estimated net interest income based on our balance sheet structure, including the balances and interest rates associated with our specific loans, securities, deposits and borrowed funds, as of December 31, 2012. The resulting estimates are well within our policy parameters established to manage and monitor interest rate risk.

Interest Rate Scenario	Dollar Change In Net Interest Income	Percent Change In Net Interest Income

Interest rates down 400 basis points	$(3,300,000)	(7.3%)
Interest rates down 300 basis points	(2,900,000)	(6.5)
Interest rates down 200 basis points	(2,400,000)	(5.3)
Interest rates down 100 basis points	(1,600,000)	(3.6)
No change in interest rates	(300,000)	(0.7)
Interest rates up 100 basis points	700,000	1.6
Interest rates up 200 basis points	1,700,000	3.8
Interest rates up 300 basis points	2,700,000	6.0
Interest rates up 400 basis points	3,100,000	6.9

The resulting estimates have been significantly impacted by the current interest rate and economic environment, as adjustments have been made to critical model inputs with regards to traditional interest rate relationships. This is especially important as it relates to floating rate commercial loans and out-of-area deposits, which comprise a sizable portion of our balance sheet. As of December 31, 2012, the Mercantile Bank Prime Rate is 4.50% as compared to the Wall Street Journal Prime Rate of 3.25%. Historically, the two indices have been equal; however, we elected not to reduce the Mercantile Bank Prime Rate in late October and mid-December of 2008 when the Wall Street Journal Prime Rate declined by 50 and 75 basis points, respectively. In conducting our simulations since year-end 2008, we have made the assumption that the Mercantile Bank Prime Rate will remain unchanged until the Wall Street Journal Prime Rate equals the Mercantile Bank Prime Rate, at which time the two indices will remain equal in the increasing interest rate scenarios. Also, out-of-area deposit rates have substantially decreased since year-end 2008, with part of the decline attributable to a significant imbalance whereby the supply of available funds far outweighs the demand from banks looking to raise funds. As a result, we have substantially limited further reductions in out-of-area deposit rates in the declining interest rate scenarios. The resulting estimates also take into account the cap corridor that is addressed in Note 13, which provides for a net increase in net interest income of $0.2 million, $0.4 million, $0.5 million and $0.6 million in the increasing interest rate environments of 100 basis points, 200 basis points, 300 basis points and 400 basis points, respectively.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

Mercantile Bank Corporation

Grand Rapids, Michigan

We have audited the accompanying consolidated balance sheets of Mercantile Bank Corporation as of December 31, 2012 and 2011, and the related consolidated statements of operations, comprehensive income, changes in shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2012. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Mercantile Bank Corporation as of December 31, 2012 and 2011, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2012, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Mercantile Bank Corporation’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 14, 2013 expressed an unqualified opinion thereon.

/s/ BDO USA, LLP
BDO USA, LLP

Grand Rapids, Michigan
March 14, 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

Mercantile Bank Corporation

Grand Rapids, Michigan

We have audited Mercantile Bank Corporation’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Mercantile Bank Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Report by Mercantile Bank Corporation’s Management on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Mercantile Bank Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Mercantile Bank Corporation as of December 31, 2012 and 2011, and the related consolidated statements of operations, comprehensive income, changes in shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2012, and our report dated March 14, 2013 expressed an unqualified opinion thereon.

/s/ BDO USA, LLP
BDO USA, LLP

Grand Rapids, Michigan
March 14, 2013

March 14, 2013

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

Management assessed the Company’s system of internal control over financial reporting that is designed to produce reliable financial statements presented in conformity with generally accepted accounting principles as of December 31, 2012. This assessment was based on criteria for effective internal control over financial reporting described in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management believes that, as of December 31, 2012, Mercantile Bank Corporation maintained an effective system of internal control over financial reporting that is designed to produce reliable financial statements presented in conformity with generally accepted accounting principles based on those criteria.

The Company’s independent auditors have issued an audit report on the effectiveness of the Company’s internal control over financial reporting.

Mercantile Bank Corporation

/s/ Michael H. Price
Michael H. Price
Chairman of the Board, President and Chief Executive Officer

/s/ Charles E. Christmas
Charles E. Christmas
Senior Vice President, Chief Financial Officer and Treasurer

MERCANTILE BANK CORPORATION

CONSOLIDATED BALANCE SHEETS

December 31, 2012 and 2011

	2012	2011
ASSETS
Cash and due from banks	$20,302,000	$12,402,000
Interest-bearing deposit balances	10,822,000	9,641,000
Federal funds sold	104,879,000	54,329,000

Total cash and cash equivalents	136,003,000	76,372,000

Securities available for sale	138,314,000	172,992,000
Federal Home Loan Bank stock	11,961,000	11,961,000

Loans	1,041,189,000	1,072,422,000
Allowance for loan losses	(28,677,000)	(36,532,000)

Loans, net	1,012,512,000	1,035,890,000

Premises and equipment, net	25,919,000	26,802,000
Bank owned life insurance	50,048,000	48,520,000
Accrued interest receivable	3,874,000	4,403,000
Other real estate owned and repossessed assets	6,970,000	15,282,000
Net deferred tax asset	22,015,000	26,013,000
Other assets	15,310,000	14,994,000

Total assets	$1,422,926,000	$1,433,229,000

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits
Noninterest-bearing	$190,241,000	$147,031,000
Interest-bearing	944,963,000	965,044,000

Total deposits	1,135,204,000	1,112,075,000

Securities sold under agreements to repurchase	64,765,000	72,569,000
Federal Home Loan Bank advances	35,000,000	45,000,000
Subordinated debentures	32,990,000	32,990,000
Other borrowed money	1,444,000	1,434,000
Accrued interest and other liabilities	6,933,000	4,162,000

Total liabilities	1,276,336,000	1,268,230,000

Shareholders’ equity
Preferred stock, no par value; 1,000,000 shares authorized; 0 shares outstanding at December 31, 2012, and 21,000 shares outstanding at December 31, 2011	0	20,331,000
Common stock, no par value; 20,000,000 shares authorized; 8,706,251 shares outstanding at December 31, 2012 and 8,605,391 shares outstanding at December 31, 2011	166,074,000	172,841,000
Common stock warrant	0	1,138,000
Retained earnings (deficit)	(21,134,000)	(32,639,000)
Accumulated other comprehensive income	1,650,000	3,328,000

Total shareholders’ equity	146,590,000	164,999,000

Total liabilities and shareholders’ equity	$1,422,926,000	$1,433,229,000

See accompanying notes to consolidated financial statements.

MERCANTILE BANK CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

Years ended December 31, 2012, 2011 and 2010

	2012	2011	2010
Interest income
Loans, including fees	$53,898,000	$62,356,000	$77,791,000
Securities, taxable	4,383,000	6,685,000	7,846,000
Securities, tax-exempt	1,415,000	1,805,000	2,291,000
Federal funds sold	192,000	199,000	176,000
Interest-bearing deposit balances	29,000	24,000	39,000

Total interest income	59,917,000	71,069,000	88,143,000

Interest expense
Deposits	11,137,000	16,384,000	23,529,000
Short-term borrowings	157,000	405,000	1,410,000
Federal Home Loan Bank advances	993,000	2,033,000	5,509,000
Other borrowings	929,000	1,010,000	1,346,000

Total interest expense	13,216,000	19,832,000	31,794,000

Net interest income	46,701,000	51,237,000	56,349,000

Provision for loan losses	(3,100,000)	6,900,000	31,800,000

Net interest income after provision for loan losses	49,801,000	44,337,000	24,549,000

Noninterest income
Service charges on accounts	1,523,000	1,640,000	1,797,000
Earnings on bank owned life insurance	1,528,000	1,777,000	1,718,000
Mortgage banking activities	1,479,000	846,000	1,092,000
Rental income from other real estate owned	1,061,000	825,000	1,488,000
Credit and debit card fees	891,000	825,000	727,000
Payroll processing	591,000	515,000	494,000
Letter of credit fees	336,000	300,000	460,000
Net gain on sale of securities	0	0	476,000
Gain on sale of commercial loans	0	0	324,000
Other income	585,000	554,000	668,000

Total noninterest income	7,994,000	7,282,000	9,244,000

Noninterest expense
Salaries and benefits	19,367,000	17,891,000	18,297,000
Occupancy	2,501,000	2,780,000	2,838,000
Furniture and equipment rent, depreciation and maintenance	1,176,000	1,206,000	1,481,000
Nonperforming asset costs	5,862,000	8,290,000	10,858,000
Data processing	3,193,000	2,719,000	2,598,000
FDIC insurance costs	1,200,000	2,843,000	4,370,000
Advertising	1,167,000	747,000	906,000
FHLB advance prepayment fees	0	213,000	1,021,000
Other expense	5,158,000	4,806,000	4,787,000

Total noninterest expenses	39,624,000	41,495,000	47,156,000

Income (loss) before federal income tax expense (benefit)	18,171,000	10,124,000	(13,363,000)

Federal income tax expense (benefit)	5,636,000	(27,361,000)	(47,000)

Net income (loss)	12,535,000	37,485,000	(13,316,000)

Preferred stock dividends and accretion	1,030,000	1,343,000	1,295,000

Net income (loss) attributable to common shares	$11,505,000	$36,142,000	$(14,611,000)

See accompanying notes to consolidated financial statements.

MERCANTILE BANK CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS (Continued)

Years ended December 31, 2012, 2011 and 2010

	2012	2011	2010
Earnings (loss) per common share:
Basic	$1.33	$4.20	$(1.72)

Diluted	$1.30	$4.07	$(1.72)

See accompanying notes to consolidated financial statements.

MERCANTILE BANK CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Years ended December 31, 2012, 2011 and 2010

	2012	2011	2010

Net income (loss)	$12,535,000	$37,485,000	$(13,316,000)

Other comprehensive income (loss):
Change in net unrealized gain on securities available for sale, net of reclassifications and tax effect	(955,000)	2,503,000	(244,000)

Change in fair value of interest rate swap, net of tax effect	(723,000)	0	0

Net unrealized gain on securities transferred from held to maturity to available for sale, net of tax effect	0	0	274,000

Reclassification of unrealized gain on interest rate swaps, net of tax effect	0	0	(64,000)

Other comprehensive income (loss)	(1,678,000)	2,503,000	(34,000)

Comprehensive income (loss)	$10,857,000	$39,988,000	$(13,350,000)

See accompanying notes to consolidated financial statements.

MERCANTILE BANK CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

Years ended December 31, 2012, 2011 and 2010

($ in thousands)	Preferred Stock	Common Stock	Common Stock Warrant	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity

Balances, January 1, 2010	$19,839	$172,438	$1,138	$(54,170)	$859	$140,104

Preferred stock dividends				(1,057)		(1,057)

Accretion of preferred stock	238			(238)		0

Employee stock purchase plan (9,129 shares)		47				47

Dividend reinvestment plan (687 shares)		2				2

Stock-based compensation expense		275				275

Cash dividends ($0.01 per common share)		(85)				(85)

Net loss for the period from January 1, 2010 through December 31, 2010				(13,316)		(13,316)

Change in net unrealized gain on securities available for sale, net of reclassifications and tax effect					(244)	(244)

Net unrealized gain on securities transferred from held to maturity to available for sale, net of tax effect					274	274

Reclassification of unrealized gain on interest rate swaps, net of tax effect					(64)	(64)

Balances, December 31, 2010	$20,077	$172,677	$1,138	$(68,781)	$825	$125,936

See accompanying notes to consolidated financial statements.

MERCANTILE BANK CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (Continued)

Years ended December 31, 2012, 2011 and 2010

($ in thousands)	Preferred Stock	Common Stock	Common Stock Warrant	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income	Total Shareholders’ Equity

Balances, January 1, 2011	$20,077	$172,677	$1,138	$(68,781)	$825	$125,936

Preferred stock dividends				(1,089)		(1,089)

Accretion of preferred stock	254			(254)		0

Employee stock purchase plan (4,726 shares)		42				42

Dividend reinvestment plan (644 shares)		6				6

Stock option exercises (8,800 shares)		55				55

Stock-based compensation expense		61				61

Net income for the period from January 1, 2011 through December 31, 2011				37,485		37,485

Change in net unrealized gain on securities available for sale, net of reclassifications and tax effect					2,503	2,503

Balances, December 31, 2011	$20,331	$172,841	$1,138	$(32,639)	$3,328	$164,999

See accompanying notes to consolidated financial statements.

MERCANTILE BANK CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (Continued)

Years ended December 31, 2012, 2011 and 2010

($ in thousands)	Preferred Stock	Common Stock	Common Stock Warrant	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income	Total Shareholders’ Equity

Balances, January 1, 2012	$20,331	$172,841	$1,138	$(32,639)	$3,328	$164,999

Repurchase of preferred stock	(21,000)					(21,000)

Preferred stock dividends				(361)		(361)

Accretion of preferred stock	669			(669)		0

Repurchase of common stock warrant		(6,327)	(1,138)			(7,465)

Employee stock purchase plan (2,400 shares)		39				39

Dividend reinvestment plan (934 shares)		14				14

Stock option exercises (50,930 shares)		551				551

Stock tendered for stock option exercises (19,120 shares)		(324)				(324)

Stock-based compensation expense		54				54

Cash dividends ($0.09 per common share)		(774)				(774)

Net income for the period from January 1, 2012 through December 31, 2012				12,535		12,535

Change in net unrealized gain on securities available for sale, net of tax effect					(955)	(955)

Change in fair value of interest rate swap, net of tax effect					(723)	(723)

Balances, December 31, 2012	$0	$166,074	$0	$(21,134)	$1,650	$146,590

See accompanying notes to consolidated financial statements.

MERCANTILE BANK CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years ended December 31, 2012, 2011 and 2010

	2012	2011	2010

Cash flows from operating activities
Net income (loss)	$12,535,000	$37,485,000	$(13,316,000)
Adjustments to reconcile net income (loss) to net cash from (for) operating activities:
Depreciation and amortization	2,238,000	2,200,000	2,440,000
Provision for loan losses	(3,100,000)	6,900,000	31,800,000
Deferred income tax expense (benefit)	5,636,000	(27,361,000)	(47,000)
Stock-based compensation expense	54,000	61,000	275,000
Proceeds from sales of mortgage loans held for sale	83,713,000	50,925,000	66,795,000
Origination of mortgage loans held for sale	(83,986,000)	(50,195,000)	(66,104,000)
Net gain on sale of mortgage loans held for sale	(1,247,000)	(681,000)	(846,000)
Net gain on sale of held to maturity securities	0	0	(476,000)
Gain on sale of commercial loans	0	0	(324,000)
Net (gain) loss on sale and write-down of premises and equipment	0	0	(2,000)
Net loss on sale and valuation write-downs of foreclosed assets	1,725,000	1,826,000	4,432,000
Recognition of unrealized gain on interest rate swaps	0	0	(99,000)
Earnings on bank owned life insurance	(1,528,000)	(1,777,000)	(1,718,000)
Net change in:
Accrued interest receivable	529,000	1,539,000	1,146,000
Other assets	(1,805,000)	2,771,000	7,540,000
Accrued interest and other liabilities	2,257,000	(1,187,000)	(1,894,000)

Net cash from operating activities	17,021,000	22,506,000	29,602,000

Cash flows from investing activities
Purchases of:
Securities available for sale	(69,956,000)	(28,835,000)	(106,329,000)
Proceeds from:
Maturities, calls and repayments of securities available for sale	102,672,000	80,739,000	107,480,000
Proceeds from sale of held to maturity securities	0	0	20,452,000
Proceeds from Federal Home Loan Bank stock redemption	0	2,384,000	1,336,000
Loan originations and payments, net	16,237,000	162,928,000	226,563,000
Proceeds from sale of commercial loans	0	0	7,395,000
Purchases of premises and equipment, net	(571,000)	(556,000)	(118,000)
Proceeds from sale of foreclosed assets	18,348,000	11,062,000	14,900,000

Net cash from investing activities	66,730,000	227,722,000	271,679,000

See accompanying notes to consolidated financial statements.

MERCANTILE BANK CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

Years ended December 31, 2012, 2011 and 2010

	2012	2011	2010

Cash flows from financing activities
Net decrease in time deposits	(47,257,000)	(210,617,000)	(331,638,000)
Net increase in all other deposits	70,386,000	48,860,000	203,843,000
Net increase (decrease) in securities sold under agreements to repurchase	(7,804,000)	(44,410,000)	17,224,000
Net increase (decrease) in federal funds purchased	0	0	(2,600,000)
Proceeds from Federal Home Loan Bank advances	20,000,000	0	0
Maturities and prepayments of Federal Home Loan Bank advances	(30,000,000)	(20,000,000)	(140,000,000)
Maturities of wholesale repurchase agreements	0	(10,000,000)	(5,000,000)
Net increase (decrease) in other borrowed money	10,000	(370,000)	(86,000)
Repurchase of preferred stock	(21,000,000)	0	0
Repurchase of common stock warrant	(7,465,000)	0	0
Proceeds from stock option exercises, net of cashless exercises	227,000	55,000	0
Employee stock purchase plan	39,000	42,000	47,000
Dividend reinvestment plan	14,000	6,000	2,000
Payment of cash dividends on preferred stock	(496,000)	(1,620,000)	(525,000)
Payment of cash dividends to common shareholders	(774,000)	0	(85,000)

Net cash for financing activities	(24,120,000)	(238,054,000)	(258,818,000)

Net change in cash and cash equivalents	59,631,000	12,174,000	42,463,000
Cash and cash equivalents at beginning of period	76,372,000	64,198,000	21,735,000

Cash and cash equivalents at end of period	$136,003,000	$76,372,000	$64,198,000

Supplemental disclosures of cash flow information
Cash paid during the year for:
Interest	$13,741,000	$21,742,000	$33,203,000
Federal income taxes	0	0	0
Noncash financing and investing activities:
Transfers from loans to foreclosed assets	11,761,000	11,495,000	9,399,000
Preferred stock cash dividend accrued	0	134,000	666,000

See accompanying notes to consolidated financial statements.

MERCANTILE BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2012 and 2011

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Mercantile Bank Mortgage Company was formed during 2000. A subsidiary of the Bank, Mercantile Bank Mortgage Company was established to increase the profitability and efficiency of the mortgage loan operations. Mercantile Bank Mortgage Company initiated business on October 24, 2000 via the Bank’s contribution of most of its residential mortgage loan portfolio and participation interests in certain commercial mortgage loans. On the same date, the Bank also transferred its residential mortgage origination function to Mercantile Bank Mortgage Company. On January 1, 2004, Mercantile Bank Mortgage Company was reorganized as Mercantile Bank Mortgage Company, LLC, a limited liability company, which was 99% owned by the Bank and 1% owned by Mercantile Insurance. Mortgage loans originated and held by the mortgage company were serviced by the Bank pursuant to a servicing agreement. Effective January 1, 2013, we dissolved the mortgage company to streamline the administration of our mortgage business. A cash amount commensurate with its 1% ownership interest was distributed to the insurance company. The remaining assets of the mortgage company were assigned to the Bank. We anticipate the business that was formerly conducted by the mortgage company will be performed by the Bank in its ordinary course and do not expect the dissolution to materially impact our financial position or results of operation.

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

(Continued)

MERCANTILE BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2012 and 2011

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Securities: Debt securities classified as held to maturity are carried at amortized cost when management has the positive intent and ability to hold them to maturity. Debt securities are classified as available for sale when they might be sold prior to maturity. Equity securities with readily determinable fair values are classified as available for sale. Securities available for sale are carried at fair value, with unrealized holding gains and losses reported in other comprehensive income, net of tax (as applicable). FHLB stock is carried at cost.

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

Loans: Loans that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are reported at the principal balance outstanding, net of deferred loan fees and costs and an allowance for loan losses. Interest income is accrued on the unpaid principal balance. Loan origination fees, net of certain direct origination costs, are deferred and recognized in interest income using the level-yield method without anticipating prepayments. Net unamortized deferred loan fees amounted to $0.7 million and $0.4 million at December 31, 2012 and 2011, respectively.

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

(Continued)

MERCANTILE BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2012 and 2011

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Loans Held for Sale: Mortgage loans originated and intended for sale in the secondary market are carried at the lower of aggregate cost or market, as determined by outstanding commitments from investors. Net unrealized losses, if any, are recorded as a valuation allowance and charged to earnings. Such loans are sold service released. Loans held for sale amounted to $3.5 million and $2.6 million as of December 31, 2012 and 2011, respectively. Mortgage banking activities include fees on direct brokered mortgage loans and the net gain on sale of mortgage loans originated for sale.

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

A loan is considered impaired when, based on current information and events, it is probable we will be unable to collect the scheduled payments of principal and interest when due according to the contractual terms of the loan agreement. Factors considered in determining impairment include payment status, collateral value and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. We determine the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of delay, the reasons for delay, the borrower’s prior payment record and the amount of the shortfall in relation to the principal and interest owed. Impairment is measured on a loan-by-loan basis for commercial and construction loans by the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price or the fair value of collateral if the loan is collateral dependent. Large groups of smaller balance homogeneous loans are collectively evaluated for impairment. We do not separately identify individual residential and consumer loans for impairment disclosures due to the nominal dollar amounts involved.

(Continued)

MERCANTILE BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2012 and 2011

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Transfers of Financial Assets: Transfers of financial assets are accounted for as sales when control over the assets has been surrendered. Control over transferred assets is deemed to be surrendered when: (1) the assets have been isolated from the Bank and put presumptively beyond the reach of the transferor and its creditors, even in bankruptcy or other receivership, (2) the transferee obtains the right (free of conditions that constrain it from taking advantage of that right) to pledge or exchange the transferred assets, and (3) the Bank does not maintain effective control over the transferred assets through an agreement to repurchase them before their maturity or the ability to unilaterally cause the holder to return specific assets. Our transfers of financial assets are limited to commercial loan participations sold, which were insignificant for 2012, 2011 and 2010, the 2010 sale of the guaranteed portions of certain Small Business Administration-guaranteed commercial loans, the 2010 sale of tax-exempt municipal bonds and the sale of residential mortgage loans in the secondary market; the extent of the latter three are disclosed in the Consolidated Statements of Cash Flows.

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

Long-lived Assets: Premises and equipment and other long-lived assets are reviewed for impairment when events indicate their carrying amount may not be recoverable based on future undiscounted cash flows. If impaired, the assets are recorded at the lower of carrying value or fair value.

Foreclosed Assets: Assets acquired through or in lieu of foreclosure are initially recorded at their estimated fair value net of estimated selling costs, establishing a new cost basis. If fair value subsequently declines, a valuation allowance is recorded through noninterest expense, as are collection and operating costs after acquisition.

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

December 31, 2012 and 2011

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Comprehensive Income (Loss): Comprehensive income (loss) consists of net income (loss) and other comprehensive income (loss). Other comprehensive income includes unrealized gains and losses on securities available for sale and interest rate swaps which are also recognized as separate components of equity.

Derivatives: Derivative financial instruments are recognized as assets or liabilities at fair value. The accounting for changes in the fair value of derivatives depends on the use of the derivatives and whether the derivatives qualify for hedge accounting. Used as part of our asset and liability management to help manage interest rate risk, our derivatives have historically consisted of interest rate swap agreements that qualified for hedge accounting. In February 2012, we entered into an interest rate swap agreement that does qualify for hedge accounting. However, in June 2011, we simultaneously purchased and sold an interest rate cap, a structure commonly referred to as a “cap corridor”, which does not qualify for hedge accounting. The current outstanding interest rate swap agreement and cap corridor are discussed in more detail in Note 13. We had no derivatives outstanding during 2010. We do not use derivatives for trading purposes.

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

(Continued)

MERCANTILE BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2012 and 2011

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

If designated as a hedge, we formally document the relationship between the derivative instrument and the hedged item, as well as the risk-management objective and the strategy for undertaking hedge transaction. This documentation includes linking cash flow hedges to specific assets on the balance sheet. If designated as a hedge, we also formally assess, both at the hedge’s inception and on an ongoing basis, whether the derivative instrument that is used is highly effective in offsetting changes in cash flows of the hedged items. Ineffective hedge gains and losses are recognized immediately in current earnings as noninterest income or expense. We discontinue hedge accounting when we determine the derivative is no longer effective in offsetting changes in the cash flows of the hedged item, the derivative is settled or terminates, or treatment of the derivatives as a hedge is no longer appropriate or intended.

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

In May 2011, the FASB issued ASU 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS, to align the fair value measurement and disclosure requirements in U.S. GAAP and International Financial Reporting Standards (“IFRSs”). Many of the amendments in this ASU did not result in a change in requirements but simply clarified existing requirements. The amendments in this ASU that do not change a principle or requirement for measuring fair value or disclosing information about fair value measurements include the following: (1) the ASU permits an exception for measuring fair value when a reporting entity manages its financial instruments on the basis of its net exposure, rather than gross exposure, to those risks; (2) the ASU clarifies that the application of premiums and discounts in a fair value measurement is related to the unit of account for the asset or liability being measured at fair value and specifically prohibits blockage discounts for Level 2 and 3 investments; and (3) the amendments expand fair value measurement disclosures. The more significant new disclosures include: (1) for all Level 3 fair value measurements, quantitative information about significant unobservable inputs used as well as a qualitative discussion about the sensitivity of recurring Level 3 fair value measurements; (2) transfers between Level 1 and Level 2 fair value measurements on a gross basis, including the reasons for those transfers; and (3) the categorization by level of the fair value hierarchy for items that are not measured at fair value in the balance sheet but for which the fair value is required to be disclosed (e.g., held-to-maturity securities and loans). This ASU became effective January 1, 2012. The adoption of this new ASU did not have a material effect on our results of operations or financial position.

(Continued)

MERCANTILE BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2012 and 2011

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

In June 2011, the FASB issued ASU 2011-05, Presentation of Comprehensive Income, to improve the comparability, consistency and transparency of financial reporting and to increase the prominence of items reported in other comprehensive income. The ASU eliminates the option to present components of other comprehensive income as part of the Statement of Changes in Shareholders’ Equity. Instead, all changes in shareholders’ equity must be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In the two-statement approach, which we adopted in 2012, the first statement presents the components of net income followed consecutively by a second statement that presents the components of other comprehensive income, a total for other comprehensive income and a total for comprehensive income. This ASU did not change certain other current requirements including items that constitute net income and other comprehensive income.

In February 2013, the FASB issued ASU 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income, which is intended to improve the reporting of reclassifications out of accumulated other comprehensive income. The ASU requires an entity to report, either on the face of the income statement or in the notes to the financial statements, the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in the income statement if the amount being reclassified is required to be reclassified in its entirety to net income. For other amounts that are not required to be reclassified in their entirety to net income in the same reporting period, an entity is required to cross-reference other required disclosures that provide additional detail about those amounts. This ASU is effective prospectively in the first quarter of 2013, and is not expected to have a material effect on our results of operations or financial position.

NOTE 2 – SECURITIES

The amortized cost and fair value of available for sale securities and the related gross unrealized gains and losses recognized in accumulated other comprehensive income (loss) were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
2012
U.S. Government agency debt obligations	$78,447,000	$1,039,000	$(388,000)	$79,098,000
Mortgage-backed securities	20,182,000	1,814,000	0	21,996,000
Michigan Strategic Fund bonds	11,255,000	0	0	11,255,000
Municipal general obligation bonds	21,700,000	1,043,000	0	22,743,000
Municipal revenue bonds	1,726,000	91,000	0	1,817,000
Mutual funds	1,354,000	51,000	0	1,405,000

	$134,664,000	$4,038,000	$(388,000)	$138,314,000

2011
U.S. Government agency debt obligations	$86,783,000	$1,872,000	$(59,000)	$88,596,000
Mortgage-backed securities	31,851,000	2,759,000	0	34,610,000
Michigan Strategic Fund bonds	16,700,000	0	0	16,700,000
Municipal general obligation bonds	26,212,000	1,097,000	0	27,309,000
Municipal revenue bonds	4,300,000	123,000	0	4,423,000
Mutual funds	1,312,000	42,000	0	1,354,000

	$167,158,000	$5,893,000	$(59,000)	$172,992,000

(Continued)

MERCANTILE BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2012 and 2011

NOTE 2 – SECURITIES (Continued)

Securities with unrealized losses at year-end 2012 and 2011, aggregated by investment category and length of time that individual securities have been in a continuous loss position, are as follows:

	Less than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss

2012
U.S. Government agency debt obligations	$33,555,000	$(388,000)	$0	$0	$33,555,000	$(388,000)
Mortgage-backed securities	0	0	0	0	0	0
Michigan Strategic Fund bonds	0	0	0	0	0	0
Municipal general obligation bonds	0	0	0	0	0	0
Municipal revenue bonds	0	0	0	0	0	0
Mutual funds	0	0	0	0	0	0

	$33,555,000	$(388,000)	$0	$0	$33,555,000	$(388,000)

2011
U.S. Government agency debt obligations	$9,765,000	$(33,000)	$9,526,000	$(26,000)	$19,291,000	$(59,000)
Mortgage-backed securities	0	0	0	0	0	0
Michigan Strategic Fund bonds	0	0	0	0	0	0
Municipal general obligation bonds	0	0	0	0	0	0
Municipal revenue bonds	0	0	0	0	0	0
Mutual funds	0	0	0	0	0	0

	$9,765,000	$(33,000)	$9,526,000	$(26,000)	$19,291,000	$(59,000)

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

At December 31, 2012, 22 debt securities with a combined fair value totaling $33.6 million have unrealized losses aggregating $0.4 million, or 0.3% from the amortized cost basis of total securities. At December 31, 2012, 187 debt securities and a mutual fund with a combined fair value totaling $85.5 million have unrealized gains aggregating $4.0 million, or 3.0% from the amortized cost basis of total securities. After we considered whether the securities were issued by the federal government or its agencies and whether downgrades by bond rating agencies had occurred, we determined that unrealized losses were due to changing interest rate environments.

As we do not intend to sell the securities, we believe it is more likely than not that we will not be required to sell the securities before recovery and we do expect to recover the entire amortized cost of the securities, no unrealized losses are deemed to be other-than-temporary.

(Continued)

MERCANTILE BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2012 and 2011

NOTE 2 – SECURITIES (Continued)

The amortized cost and fair values of debt securities at December 31, 2012, by maturity, are shown in the following table. The contractual maturity is utilized for U.S. Government agency debt obligations and municipal bonds. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity date, primarily mortgage-backed securities, are shown separately. Weighted average yields are also reflected, with yields for municipal securities shown at their tax equivalent yield.

	Weighted Average Yield	Amortized Cost	Fair Value

Due in one year or less	5.35%	$1,998,000	$2,033,000
Due from one to five years	5.79	3,649,000	3,841,000
Due from five to ten years	3.09	26,765,000	27,029,000
Due after ten years	4.22	69,461,000	70,755,000
Mortgage-backed securities	5.19	20,182,000	21,996,000
Michigan Strategic Fund bonds	1.74	11,255,000	11,255,000
Mutual funds	3.03	1,354,000	1,405,000

	4.00%	$134,664,000	$138,314,000

After analyzing our current and forecasted federal income tax position, we sold certain tax-exempt municipal bonds with an aggregate book value of $20.0 million in 2010. Immediately subsequent to the sale, we reclassified the remaining tax-exempt municipal bonds with an amortized cost of $39.2 million from held to maturity to available for sale. The net unrealized gain at the date of transfer amounted to $0.4 million and was reported in other comprehensive income net of tax effect. During 2012 and 2011, there were no securities sold.

At year-end 2012 and 2011, the amortized cost of securities issued by the State of Michigan and all its political subdivisions totaled $23.4 million and $30.5 million, with an estimated fair value of $24.6 million and $31.7 million, respectively. Total securities of any other specific issuer, other than the U.S. Government and its agencies, did not exceed 10% of shareholders’ equity.

The carrying value of U.S. Government agency debt obligations and mortgage-backed securities that are pledged to secure repurchase agreements and letters of credit issued on behalf of our customers was $83.8 million and $109.0 million at December 31, 2012 and 2011, respectively. In addition, substantially all of our municipal bonds have been pledged to the Discount Window of the Federal Reserve Bank of Chicago. Investments in FHLB stock are restricted and may only be resold to, or redeemed by, the issuer.

(Continued)

MERCANTILE BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2012 and 2011

NOTE 3 – LOANS AND ALLOWANCE FOR LOAN LOSSES

Year-end loans disaggregated by class of loan within the loan portfolio segments were as follows:

					Percent
	December 31, 2012		December 31, 2011		Increase
	Balance	%	Balance	%	(Decrease)
Commercial:
Commercial and industrial	$285,322,000	27.4%	$266,548,000	24.8%	7.0%
Vacant land, land development, and residential construction	48,099,000	4.6	63,467,000	5.9	(24.2)
Real estate – owner occupied	259,277,000	24.9	264,426,000	24.7	(1.9)
Real estate – non-owner occupied	324,886,000	31.2	334,165,000	31.2	(2.8)
Real estate – multi-family and residential rental	50,922,000	4.9	68,299,000	6.4	(25.4)

Total commercial	968,506,000	93.0	996,905,000	93.0	(2.8)

Retail:
Home equity and other	38,917,000	3.7	42,336,000	3.9	(8.1)
1-4 family mortgages	33,766,000	3.3	33,181,000	3.1	1.8

Total retail	72,683,000	7.0	75,517,000	7.0	(3.8)

Total loans	$1,041,189,000	100.0%	$1,072,422,000	100.0%	(2.9)%

Concentrations within the loan portfolio were as follows at year-end:

	2012		2011
	Balance	Percentage of Loan Portfolio	Balance	Percentage of Loan Portfolio
Commercial real estate loans to lessors of non-residential buildings	$302,723,000	29.1%	$320,536,000	29.9%

(Continued)

MERCANTILE BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2012 and 2011

NOTE 3 – LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

Year-end nonperforming loans were as follows:

	2012	2011
Loans past due 90 days or more still accruing interest	$0	$0
Nonaccrual loans, including troubled debt restructurings	18,970,000	45,074,000
Troubled debt restructurings, accruing interest	0	0

Total nonperforming loans	$18,970,000	$45,074,000

As discussed in the “Troubled Debt Restructuring” section of Note 1, troubled debt restructurings can be in either accrual or nonaccrual status. Nonaccrual troubled debt restructurings are included in nonperforming loans whereas accruing troubled debt restructurings are generally excluded from nonperforming loans. At December 31, 2012 and 2011, there were no accruing troubled debt restructurings included in nonperforming loans.

The recorded principal balance of nonaccrual loans, including troubled debt restructurings, was as follows:

	December 31,	December 31,
	2012	2011

Commercial:
Commercial and industrial	$1,677,000	$5,916,000
Vacant land, land development, and residential construction	2,194,000	3,448,000
Real estate – owner occupied	2,087,000	6,635,000
Real estate – non-owner occupied	9,010,000	24,169,000
Real estate – multi-family and residential rental	2,021,000	2,532,000

Total commercial	16,989,000	42,700,000

Retail:
Home equity and other	889,000	1,013,000
1-4 family mortgages	1,092,000	1,361,000

Total retail	1,981,000	2,374,000

Total nonaccrual loans	$18,970,000	$45,074,000

(Continued)

MERCANTILE BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2012 and 2011

NOTE 3 – LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

An age analysis of past due loans is as follows as of December 31, 2012:

	30 – 59 Days Past Due	60 – 89 Days Past Due	Greater Than 89 Days Past Due	Total Past Due	Current	Total Loans	Recorded Balance > 89 Days and Accruing

Commercial:
Commercial and industrial	$80,000	$0	$871,000	$951,000	$284,371,000	$285,322,000	$0
Vacant land, land development, and residential construction	289,000	0	614,000	903,000	47,196,000	48,099,000	0
Real estate – owner occupied	199,000	0	1,337,000	1,536,000	257,741,000	259,277,000	0
Real estate – non-owner occupied	303,000	0	1,123,000	1,426,000	323,460,000	324,886,000	0
Real estate – multi-family and residential rental	0	0	613,000	613,000	50,309,000	50,922,000	0

Total commercial	871,000	0	4,558,000	5,429,000	963,077,000	968,506,000	0

Retail:
Home equity and other	1,000	0	13,000	14,000	38,903,000	38,917,000	0
1- 4 family mortgages	47,000	190,000	437,000	674,000	33,092,000	33,766,000	0

Total retail	48,000	190,000	450,000	688,000	71,995,000	72,683,000	0

Total past due loans	$919,000	$190,000	$5,008,000	$6,117,000	$1,035,072,000	$1,041,189,000	$0

(Continued)

MERCANTILE BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2012 and 2011

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

(Continued)

MERCANTILE BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2012 and 2011

NOTE 3 – LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

Impaired loans with no related allowance recorded were as follows as of December 31, 2012:

	Unpaid Contractual Principal Balance	Recorded Principal Balance	Related Allowance	Year-To-Date Average Recorded Principal Balance
With no related allowance recorded:
Commercial:
Commercial and industrial	$1,926,000	$1,617,000		$3,140,000
Vacant land, land development and residential construction	2,356,000	1,401,000		1,848,000
Real estate – owner occupied	2,368,000	1,557,000		3,139,000
Real estate – non-owner occupied	9,984,000	5,492,000		6,578,000
Real estate – multi-family and residential rental	1,188,000	413,000		756,000

Total commercial	17,822,000	10,480,000		15,461,000
Retail:
Home equity and other	580,000	483,000		579,000
1-4 family mortgages	1,636,000	789,000		730,000

Total retail	2,216,000	1,272,000		1,309,000

Total with no related allowance recorded	$20,038,000	$11,752,000		$16,770,000

(Continued)

MERCANTILE BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2012 and 2011

NOTE 3 – LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

Impaired loans with an allowance recorded and total impaired loans were as follows as of December 31, 2012:

	Unpaid Contractual Principal Balance	Recorded Principal Balance	Related Allowance	Year-To-Date Average Recorded Principal Balance
With an allowance recorded:
Commercial:
Commercial and industrial	$3,221,000	$1,926,000	$924,000	$3,110,000
Vacant land, land development and residential construction	2,333,000	2,219,000	1,367,000	3,267,000
Real estate – owner occupied	4,307,000	3,626,000	1,388,000	4,913,000
Real estate – non-owner occupied	33,818,000	32,964,000	11,773,000	25,061,000
Real estate – multi-family and residential rental	4,471,000	3,923,000	1,408,000	7,429,000

Total commercial	48,150,000	44,658,000	16,860,000	43,780,000
Retail:
Home equity and other	423,000	394,000	204,000	286,000
1-4 family mortgages	555,000	475,000	125,000	482,000

Total retail	978,000	869,000	329,000	768,000

Total with an allowance recorded	$49,128,000	$45,527,000	$17,189,000	$44,548,000

Total impaired loans:
Commercial	$65,972,000	$55,138,000	$16,860,000	$59,241,000
Retail	3,194,000	2,141,000	329,000	2,077,000

Total impaired loans	$69,166,000	$57,279,000	$17,189,000	$61,318,000

(Continued)

MERCANTILE BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2012 and 2011

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

December 31, 2012 and 2011

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

December 31, 2012 and 2011

NOTE 3 – LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

Impaired loans for which no allocation of the allowance for loan losses has been made generally reflect situations whereby the loans have been charged-down to estimated collateral value. Interest income recognized on impaired loans, consisting entirely of accruing troubled debt restructurings, totaled $2.0 million in 2012 and $0.2 million during 2011 and 2010. Lost interest income on nonaccrual loans totaled $0.8 million during 2012, $1.4 million during 2011, and $2.1 million during 2010.

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

Loans by credit quality indicators were as follows as of December 31, 2012:

Commercial credit exposure – credit risk profiled by internal credit risk grades:

	Commercial and Industrial	Commercial Vacant Land, Land Development, and Residential Construction	Commercial Real Estate - Owner Occupied	Commercial Real Estate - Non-Owner Occupied	Commercial Real Estate - Multi-Family and Residential Rental

Internal credit risk grade groupings:
Grades 1 – 4	$180,314,000	$6,526,000	$150,467,000	$154,127,000	$24,015,000
Grades 5 – 7	101,832,000	37,697,000	102,988,000	128,041,000	22,082,000
Grades 8 – 9	3,176,000	3,876,000	5,822,000	42,718,000	4,825,000

Total commercial	$285,322,000	$48,099,000	$259,277,000	$324,886,000	$50,922,000

Retail credit exposure – credit risk profiled by collateral type:

	Retail Home Equity and Other	Retail 1-4 Family Mortgages

Total retail	$38,917,000	$33,766,000

(Continued)

MERCANTILE BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2012 and 2011

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

December 31, 2012 and 2011

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

(Continued)

MERCANTILE BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2012 and 2011

NOTE 3 – LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

The allowance for loan losses and recorded investments in loans for the year-ended December 31, 2012 are as follows:

	Commercial Loans	Retail Loans	Unallocated	Total

Allowance for loan losses:
Beginning balance	$33,431,000	$3,019,000	$82,000	$36,532,000
Provision for loan losses	(2,800,000)	(207,000)	(93,000)	(3,100,000)
Charge-offs	(12,075,000)	(569,000)	0	(12,644,000)
Recoveries	7,487,000	402,000	0	7,889,000

Ending balance	$26,043,000	$2,645,000	$(11,000)	$28,677,000

Ending balance: individually evaluated for impairment	$16,860,000	$329,000	$0	$17,189,000

Ending balance: collectively evaluated for impairment	$9,183,000	$2,316,000	$(11,000)	$11,488,000

Total loans:
Ending balance	$968,506,000	$72,683,000		$1,041,189,000

Ending balance: individually evaluated for impairment	$55,138,000	$2,141,000		$57,279,000

Ending balance: collectively evaluated for impairment	$913,368,000	$70,542,000		$983,910,000

(Continued)

MERCANTILE BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2012 and 2011

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

December 31, 2012 and 2011

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

(Continued)

MERCANTILE BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2012 and 2011

NOTE 3 – LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

Loans modified as troubled debt restructurings during 2012 were as follows:

	Number of Contracts	Pre- Modification Recorded Principal Balance	Post- Modification Recorded Principal Balance
Commercial:
Commercial and industrial	8	$1,357,000	$1,353,000
Vacant land, land development and residential construction	0	0	0
Real estate – owner occupied	6	1,745,000	1,744,000
Real estate – non-owner occupied	15	28,987,000	28,987,000
Real estate – multi-family and residential rental	0	0	0

Total commercial	29	32,089,000	32,084,000

Retail:
Home equity and other	0	0	0
1-4 family mortgages	0	0	0

Total retail	0	0	0

Total	29	$32,089,000	$32,084,000

The following loans, modified as troubled debt restructurings within the previous twelve months, became over 30 days past due during the twelve months ended December 31, 2012 (amounts as of period end):

	Number of Contracts	Recorded Principal Balance
Commercial:
Commercial and industrial	0	$0
Vacant land, land development and residential construction	0	0
Real estate – owner occupied	0	0
Real estate – non-owner occupied	0	0
Real estate – multi-family and residential rental	0	0

Total commercial	0	0

Retail:
Home equity and other	0	0
1-4 family mortgages	0	0

Total retail	0	0

Total	0	$0

(Continued)

MERCANTILE BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2012 and 2011

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

December 31, 2012 and 2011

NOTE 3 – LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

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

NOTE 4 – PREMISES AND EQUIPMENT, NET

Year-end premises and equipment were as follows:

	2012	2011
Land and improvements	$8,556,000	$8,531,000
Buildings	24,564,000	24,528,000
Furniture and equipment	12,861,000	12,977,000

	45,981,000	46,036,000
Less: accumulated depreciation	20,062,000	19,234,000

Total premises and equipment	$25,919,000	$26,802,000

Depreciation expense totaled $1.5 million in 2012, $1.6 million in 2011, and $1.9 million in 2010.

(Continued)

MERCANTILE BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2012 and 2011

NOTE 5 – DEPOSITS

Deposits at year-end are summarized as follows:

					Percent
	December 31, 2012		December 31, 2011		Increase
	Balance	%	Balance	%	(Decrease)
Noninterest-bearing demand	$190,241,000	16.8%	$147,031,000	13.2%	29.4%
Interest-bearing checking	188,057,000	16.5	179,770,000	16.2	4.6
Money market	144,479,000	12.7	145,402,000	13.1	(0.6)
Savings	56,454,000	5.0	32,468,000	2.9	73.9
Time, under $100,000	51,730,000	4.6	63,330,000	5.7	(18.3)
Time, $100,000 and over	234,430,000	20.6	213,548,000	19.2	9.8

	865,391,000	76.2	781,549,000	70.3	10.7

Out-of-area interest-bearing checking	21,967,000	1.9	26,142,000	2.3	(16.0)
Out-of-area time, under $100,000	7,706,000	0.7	18,457,000	1.7	(58.2)
Out-of-area time, $100,000 and over	240,140,000	21.2	285,927,000	25.7	(16.0)

	269,813,000	23.8	330,526,000	29.7	(18.4)

Total deposits	$1,135,204,000	100.0%	$1,112,075,000	100.0%	2.1%

Out-of-area certificates of deposit consist of certificates obtained from depositors outside of our primary market areas. As of December 31, 2012, out-of-area certificates of deposit totaling $242.8 million were obtained through deposit brokers, with the remaining $5.0 million obtained directly from the depositors.

The following table depicts the maturity distribution for certificates of deposit at year-end:

	2012	2011
In one year or less	$246,630,000	$369,362,000
In one to two years	61,004,000	107,463,000
In two to three years	67,635,000	37,290,000
In three to four years	63,894,000	44,034,000
In four to five years	94,843,000	23,113,000

Total certificates of deposit	$534,006,000	$581,262,000

(Continued)

MERCANTILE BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2012 and 2011

NOTE 5 – DEPOSITS (Continued)

The following table depicts the maturity distribution for certificates of deposit with balances of $100,000 or more at year-end:

	2012	2011
Up to three months	$100,460,000	$163,617,000
Three months to six months	51,762,000	77,164,000
Six months to twelve months	64,633,000	78,592,000
Over twelve months	257,715,000	180,102,000

Total certificates of deposit	$474,570,000	$499,475,000

NOTE 6 – SHORT-TERM BORROWINGS

Information regarding securities sold under agreements to repurchase at year-end is summarized below:

	2012	2011
Outstanding balance at year-end	$64,765,000	$72,569,000
Weighted average interest rate at year-end	0.13%	0.31%

Average daily balance during the year	$61,930,000	$80,137,000
Weighted average interest rate during the year	0.25%	0.51%

Maximum daily balance during the year	$81,980,000	$116,397,000

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

(Continued)

MERCANTILE BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2012 and 2011

NOTE 7 – FEDERAL HOME LOAN BANK ADVANCES

Federal Home Loan Bank (“FHLB”) advances totaled $35.0 million at December 31, 2012. The FHLB advances mature at varying dates from March 2017 through September 2017, with fixed rates of interest from 1.22% to 1.51% and averaging 1.35%. FHLB advances totaled $45.0 million at December 31, 2011. The FHLB advances matured at varying dates ranging from March 2012 through January 2014, with fixed rates of interest from 3.04% to 4.42% and averaging 3.57%.

During the third quarter of 2012, we modified the terms of two existing FHLB advances (totaling $15.0 million), extending the weighted average maturity from 1.3 years to 5.0 years and decreasing the weighted average interest rate from 3.10% to 1.51%. As the modification did not result in the terms being substantially different as defined by current accounting guidance, the transaction was accounted for as a modification, not extinguishment of debt. Accordingly, the prepayment fees incurred are amortized as an adjustment to the interest rate over the life of the new five-year advance.

Each advance is payable at its maturity date, and is subject to a prepayment fee if paid prior to the maturity date. The advances are collateralized by residential mortgage loans, first mortgage liens on multi-family residential property loans, first mortgage liens on commercial real estate property loans, and substantially all other assets of our Bank, under a blanket lien arrangement. Our borrowing line of credit as of December 31, 2012 totaled $137.3 million, with availability of $96.3 million.

Maturities over the next five years are:

2013	$0
2014	0
2015	0
2016	0
2017	35,000,000

NOTE 8 – FEDERAL INCOME TAXES

The consolidated income tax expense (benefit) is as follows:

	2012	2011	2010
Current expense (benefit)	$0	$0	$0
Deferred expense (benefit)	5,636,000	0	(47,000)
Valuation allowance – change in estimate	0	(27,361,000)	0

Tax expense (benefit)	$5,636,000	$(27,361,000)	$(47,000)

2011 reflects the reversal of the valuation allowance, which was established in 2009, related to a change in estimate about our ability to realize our net deferred tax assets in future years based on a change in circumstances.

(Continued)

MERCANTILE BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2012 and 2011

NOTE 8 – FEDERAL INCOME TAXES (Continued)

A reconciliation of the differences between the federal income tax expense (benefit) recorded and the amount computed by applying the federal statutory rate to income before income taxes is as follows:

	2012	2011	2010
Tax at statutory rate (35%)	$6,360,000	$3,543,000	$(4,677,000)
Increase (decrease) from
Tax-exempt interest	(486,000)	(595,000)	(706,000)
Bank owned life insurance	(535,000)	(622,000)	(601,000)
Change in valuation allowance	0	(29,640,000)	5,896,000
Other	297,000	(47,000)	41,000

Tax expense (benefit)	$5,636,000	$(27,361,000)	$(47,000)

Significant components of deferred tax assets and liabilities as of December 31, 2012 and 2011 are as follows:

	2012	2011
Deferred income tax assets
Allowance for loan losses	$10,037,000	$12,786,000
Deferred loan fees	229,000	145,000
Deferred compensation	506,000	502,000
Nonaccrual loan interest income	892,000	635,000
Fair value write-downs on foreclosed properties	2,124,000	2,136,000
Net operating loss carryforward	8,236,000	11,201,000
Tax credit carryforwards	1,198,000	977,000
Fair value of interest rate swap	390,000	0
Contributions carryforwards	256,000	400,000
Other	369,000	318,000

	24,237,000	29,100,000

Deferred income tax liabilities
Depreciation	491,000	549,000
Unrealized gain on securities	1,278,000	2,042,000
Prepaid expenses	339,000	383,000
Other	113,000	113,000

	2,221,000	3,087,000

Total net deferred tax asset	$22,016,000	$26,013,000

At December 31, 2012, we had carryforwards of the following tax attributes: gross federal net operating loss of $23.9 million that expires in years 2029 through 2031; general business tax credits of $0.6 million that expire in the years 2028 through 2032; and $0.6 million of federal alternative minimum tax credits with an indefinite life. $0.3 million of the gross federal net operating loss relates to unrealized excess benefits on stock-based compensation for which a tax benefit will be recorded to shareholders’ equity when utilized.

(Continued)

MERCANTILE BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2012 and 2011

NOTE 8 – FEDERAL INCOME TAXES (Continued)

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

Consequently, in 2011 we reversed the valuation allowance that we had previously determined necessary to carry against our entire net deferred tax asset as of December 31, 2010 and 2009. $27.4 million of our December 31, 2010 valuation allowance was reversed due to this change in judgment and the remaining $2.2 million was reduced due to the tax effects of our 2011 pre-tax income.

At December 31, 2012, the positive evidence, including that cited above, continues to outweigh any negative evidence and, therefore, we continue to believe it is more likely than not that we will be able to realize all of our deferred tax assets in future years.

We had no unrecognized tax benefits at any time during 2012 or 2011 and do not anticipate any significant increase in unrecognized tax benefits during 2013. Should the accrual of any interest or penalties relative to unrecognized tax benefits be necessary, it is our policy to record such accruals in our income tax accounts; no such accruals existed at any time during 2012 or 2011. Our U.S. federal income tax returns are no longer subject to examination for all years before 2010.

NOTE 9 – STOCK-BASED COMPENSATION

Stock-based compensation plans are used to provide directors and employees with an increased incentive to contribute to our long-term performance and growth, to align the interests of directors and employees with the interests of our shareholders through the opportunity for increased stock ownership and to attract and retain directors and employees. From 1997 through 2005, stock option grants were provided to directors and certain employees through several stock option plans, including the 1997 Employee Stock Option Plan, 2000 Employee Stock Option Plan, 2004 Employee Stock Option Plan and Independent Director Stock Option Plan. During 2006, 2007 and 2008, stock option and restricted stock grants were provided to certain employees through the Stock Incentive Plan of 2006. No stock option or restricted stock grants were made during 2009, 2010 or 2011. During 2012, restricted stock grants were provided to directors and certain employees through the Stock Incentive Plan of 2006.

Under our 1997 Employee Stock Option Plan, 2000 Employee Stock Option Plan and 2004 Employee Stock Option Plan, stock options granted to employees were granted at the market price on the date of grant, generally fully vested after one year and expired ten years from the date of grant. Stock options granted to non-executive officers during 2005 vested about three weeks after being granted. Under our Independent Director Stock Option Plan, stock options granted to non-employee directors are at 125% of the market price on the date of grant, fully vested after five years and expire ten years from the date of grant.

(Continued)

MERCANTILE BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2012 and 2011

NOTE 9 – STOCK-BASED COMPENSATION (Continued)

The Stock Incentive Plan of 2006 replaced all of our outstanding stock option plans for stock options not previously granted. Under the Stock Incentive Plan of 2006, incentive awards may include, but are not limited to, stock options, restricted stock, stock appreciation rights and stock awards. Incentive awards that are stock options or stock appreciation rights are granted with an exercise price not less than the closing price of our common stock on the date of grant, or for stock options granted in 2006 or 2007, the day before the date of grant, if the closing price was higher on the day before the date of grant. Price, vesting and expiration date parameters are determined by Mercantile’s Compensation Committee on a grant-by-grant basis. Generally, the stock options granted to employees during 2006, 2007 and 2008 fully vested after two years and expire after seven years. The restricted stock awards granted to certain employees during 2006, 2007 and 2008 fully vested after four years, while the restricted stock awards granted to directors and certain employees during 2012 fully vest after two years. No payments were required from employees for the restricted stock awards. At year-end 2012, there were approximately 366,000 shares authorized for future incentive awards.

There was no unrecognized compensation cost related to unvested stock options granted under our various stock-based compensation plans, and $0.9 million of total unrecognized compensation cost related to unvested restricted stock granted under our Stock Incentive Plan of 2006 as of December 31, 2012, the latter of which is expected to be recognized over a weighted-average period of about one year.

A summary of restricted stock activity is as follows:

	2012		2011		2010
	Shares	Weighted Average Fair Value	Shares	Weighted Average Fair Value	Shares	Weighted Average Fair Value
Nonvested at beginning of year	38,650	$6.20	73,955	$11.02	91,233	$14.98
Granted	66,100	14.30	0	NA	0	NA
Vested	(38,266)	6.20	(28,533)	17.57	(12,941)	37.76
Forfeited	(384)	6.20	(6,772)	10.99	(4,337)	14.62

Nonvested at end of year	66,100	$14.30	38,650	$6.20	73,955	$11.02

(Continued)

MERCANTILE BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2012 and 2011

NOTE 9 – STOCK-BASED COMPENSATION (Continued)

A summary of stock option activity is as follows:

	2012		2011		2010
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of year	214,903	$22.40	262,042	$21.18	293,462	$20.43
Granted	0	NA	0	NA	0	NA
Exercised	(50,930)	10.83	(8,800)	6.21	0	NA
Forfeited or expired	(11,077)	23.77	(38,339)	17.80	(31,420)	14.15

Outstanding at end of year	152,896	$26.15	214,903	$22.40	262,042	$21.18

Options exercisable at year-end	152,896	$26.15	212,643	$22.57	250,222	$21.86

The fair value of each stock option award is estimated on the date of grant using a closed option valuation (Black-Scholes) model that uses the assumptions noted in the table below. Expected volatilities are based on historical volatilities on our common stock. Historical data is used to estimate stock option expense and post-vesting termination behavior. The expected term of stock options granted is based on historical data and represents the period of time that stock options granted are expected to be outstanding, which takes into account that the stock options are not transferable. The risk-free interest rate for the expected term of the stock option is based on the U.S. Treasury yield curve in effect at the time of the stock option grant. No stock option grants were made during 2010, 2011 or 2012.

Options outstanding at year-end 2012 were as follows:

	Outstanding			Exercisable
Range of Exercise Prices	Number	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number	Weighted Average Exercise Price

$ 6.21 - $ 8.00	20,500	2.9 Years	$6.21	20,500	$6.21
$16.01 - $20.00	37,485	1.9 Years	17.74	37,485	17.74
$24.01 - $28.00	19,916	0.8 Years	26.61	19,916	26.61
$32.01 - $36.00	56,105	2.3 Years	34.75	56,105	34.75
$36.01 - $40.00	14,844	0.9 Years	37.94	14,844	37.94
$40.01 - $44.00	4,046	1.8 Years	40.28	4,046	40.28

Outstanding at year end	152,896	1.9 Years	$26.15	152,896	$26.15

(Continued)

MERCANTILE BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2012 and 2011

NOTE 9 – STOCK-BASED COMPENSATION (Continued)

Information related to options outstanding at year-end 2012, 2011 and 2010 is as follows:

	2012	2011	2010

Minimum exercise price	$6.21	$6.21	$6.21
Maximum exercise price	40.28	40.28	40.28
Average remaining option term	1.9 Years	2.8 Years	3.5 Years

Information related to stock option grants and exercises during 2012, 2011 and 2010 follows:

	2012	2011	2010

Aggregate intrinsic value of stock options exercised	$307,000	$26,000	$	NA
Cash received from stock option exercises	228,000	55,000		NA
Tax benefit realized from stock option exercises	0	0		NA
Weighted average per share fair value of stock options granted	NA	NA		NA

The aggregate intrinsic value of all stock options outstanding and exercisable at December 31, 2012 was $0.2 million.

Shares issued as a result of the exercise of stock option grants have been authorized and previously unissued shares.

NOTE 10 – RELATED PARTIES

Certain directors and executive officers of the Bank, including their immediate families and companies in which they are principal owners, were loan customers of the Bank. At year-end 2012 and 2011, the Bank had $2.9 million and $2.0 million in loan commitments to directors and executive officers, of which $1.4 million and $1.2 million were outstanding at year-end 2012 and 2011, respectively, as reflected in the following table. The line item entitled “Adjustments” primarily relates to Board member retirements during 2012 and 2011.

	2012	2011

Beginning balance	$1,242,000	$10,881,000
New loans	324,000	147,000
Repayments	(110,000)	(195,000)
Adjustments	(38,000)	(9,591,000)

Ending balance	$1,418,000	$1,242,000

Related party deposits and repurchase agreements totaled $3.3 million and $2.0 million at year-end 2012 and 2011, respectively.

(Continued)

MERCANTILE BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2012 and 2011

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

These instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized, if any, in the balance sheet. Our maximum exposure to loan loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual notional amount of those instruments. We use the same credit policies in making commitments and conditional obligations as we do for on-balance sheet instruments. Collateral, such as accounts receivable, securities, inventory, and property and equipment, is generally obtained based on management’s credit assessment of the borrower. If required, estimated loss exposure resulting from these instruments is expensed and generally recorded as a liability. There was no reserve or liability balance for these instruments as of December 31, 2012.

At year-end 2012 and 2011, the rates on existing off-balance sheet instruments were substantially equivalent to current market rates, considering the underlying credit standing of the counterparties.

Our maximum exposure to credit losses for loan commitments and standby letters of credit outstanding at year-end was as follows:

	2012	2011

Commercial unused lines of credit	$222,237,000	$171,683,000
Unused lines of credit secured by 1 – 4 family residential properties	24,250,000	24,663,000
Credit card unused lines of credit	8,512,000	7,565,000
Other consumer unused lines of credit	4,613,000	3,367,000
Commitments to make loans	64,565,000	30,929,000
Standby letters of credit	10,591,000	15,923,000

Total commitments	$334,768,000	$254,130,000

Commitments to make loans generally reflect our binding obligations to existing and prospective customers to extend credit, including line of credit facilities secured by accounts receivable and inventory, and term debt secured by either real estate or equipment. In most instances, line of credit facilities are for a one-year term and are at a floating rate tied to the Mercantile Bank Prime Rate, the Wall Street Journal Prime Rate or the 30-Day Libor rate. For term debt secured by real estate, customers are generally offered a floating rate tied to the Mercantile Bank Prime Rate or Wall Street Journal Prime Rate, and a fixed rate currently ranging from 4.00% to 7.00%. These credit facilities generally balloon within five years, with payments based on amortizations ranging from 10 to 20 years. For term debt secured by non-real estate collateral, customers are generally offered a floating rate tied to the Mercantile Bank Prime Rate or Wall Street Journal Prime Rate, and a fixed rate currently ranging from 4.00% to 7.50%. These credit facilities generally mature and fully amortize within five years.

(Continued)

MERCANTILE BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2012 and 2011

NOTE 11 – COMMITMENTS AND OFF-BALANCE-SHEET RISK (Continued)

Certain of our commercial loan customers have entered into interest rate swap agreements directly with our correspondent banks. To assist our commercial loan customers in these transactions, and to encourage our correspondent banks to enter into the interest rate swap transactions with minimal credit underwriting analyses on their part, we have entered into risk participation agreements with the correspondent banks whereby we agree to make payments to the correspondent banks owed by our commercial loan customers under the interest rate swap agreement in the event that our commercial loan customers do not make the payments. We are not a party to the interest rate swap agreements under these arrangements. As of December 31, 2012, the total notional amount of the underlying interest rate swap agreements was $29.7 million, with a net fair value from our commercial loan customers’ perspective of negative $4.1 million. These risk participation agreements are considered financial guarantees in accordance with applicable accounting guidance and are therefore recorded as liabilities at fair value, generally equal to the fees collected at the time of their execution. These liabilities are accreted into income during the terms of the interest rate swap agreements, generally ranging from an original term of four to fifteen years, and totaled $0.1 million at December 31, 2012 and $0.2 million at December 31, 2011.

The following instruments are considered financial guarantees under current accounting guidance. These instruments are carried at fair value.

	2012		2011
	Contract Amount	Carrying Value	Contract Amount	Carrying Value

Standby letters of credit	$10,591,000	$218,000	$15,923,000	$210,000

We were required to have $1.2 million and $0.9 million of cash on hand or on deposit with the Federal Reserve Bank of Chicago to meet regulatory reserve and clearing requirements at year-end 2012 and 2011, respectively.

NOTE 12 – BENEFIT PLANS

We have a 401(k) benefit plan that covers substantially all of our employees. The percent of our matching contributions to the 401(k) benefit plan is determined annually by the Board of Directors. Effective May 1, 2011 we reinstated our matching contribution to the 401(k) benefit plan at 2% after having suspended matching contributions effective April 1, 2009. We raised the matching contribution to 3% as of January 1, 2012, and then up to 4% as of October 1, 2012. The 401(k) benefit plan allows employee contributions up to 50% of their compensation, which can be matched at 100% of the first 5% of the compensation contributed. Matching contributions, if made, are immediately vested. Our 2012, 2011 and 2010 matching 401(k) contributions charged to expense were $391,000, $160,000 and $0, respectively.

We have a deferred compensation plan in which all persons serving on the Board of Directors may defer all or portions of their annual retainer and meeting fees, with distributions to be paid upon termination of service as a director or specific dates selected by the director. The deferred amounts are categorized on our financial statements as other borrowed money. The deferred balances are paid interest at a rate equal to the Wall Street Journal Prime Rate, adjusted at the beginning of each calendar quarter. Interest expense for the plan during 2012, 2011 and 2010 was $13,000, $17,000 and $19,000, respectively.

We have a non-qualified deferred compensation program in which selected officers may defer all or portions of salary and bonus payments. The deferred amounts are categorized on our financial statements as other borrowed money. The deferred balances are paid interest at a rate equal to the Wall Street Journal Prime Rate, adjusted at the beginning of each calendar quarter. Interest expense for the plan during 2012, 2011 and 2010 was $32,000, $36,000 and $40,000, respectively.

(Continued)

MERCANTILE BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2012 and 2011

NOTE 12 – BENEFIT PLANS (Continued)

The Mercantile Bank Corporation Employee Stock Purchase Plan of 2002 (“Stock Purchase Plan”) is a non-compensatory plan intended to encourage full- and part-time employees of Mercantile and its subsidiaries to promote our best interests and to align employees’ interests with the interests of our shareholders by permitting employees to purchase shares of our common stock through regular payroll deductions. Shares are purchased on the last business day of each calendar quarter at a price equal to the consolidated closing bid price of our common stock reported on The Nasdaq Stock Market. A total of 55,000 shares of common stock may be issued under the Stock Purchase Plan; however, the number of shares has been adjusted, and may continue to be adjusted in the future, to reflect stock dividends and other changes in our capitalization. The number of shares issued under the Stock Purchase Plan totaled 2,400 and 4,726 in 2012 and 2011, respectively. As of December 31, 2012, there were 5,040 shares available under the Stock Purchase Plan.

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

Approximately one-third of our assets are comprised of commercial loans on which the interest rates are variable; however, the interest rates on a significant portion of these loans will likely lag an increase in market interest rates under a rising interest rate environment. As of December 31, 2012, the Mercantile Bank Prime Rate was 4.50% compared to the Wall Street Journal Prime Rate of 3.25%. Historically, the two indices have been equal; however, we elected not to reduce the Mercantile Bank Prime Rate in late October and mid-December of 2008 when the Wall Street Journal Prime Rate declined by 50 and 75 basis points, respectively. It is our intent to keep the Mercantile Bank Prime Rate unchanged until the Wall Street Journal Prime Rate equals the Mercantile Bank Prime Rate, at which time the two indices will likely remain equal in future periods. In addition, a majority of our floating rate loans, whether tied to the Mercantile Bank Prime Rate, Wall Street Journal Prime Rate or Libor rates, have interest rate floors that are currently higher than the indexed rate provides for. To help mitigate the negative impact to our net interest income in an increasing interest rate environment resulting from our cost of funds likely increasing at a higher rate than the yield on our assets, we may periodically enter into derivative financial instruments.

As of March 31, 2012, approximately 47% of our commercial loan portfolio was comprised of loans on which the interest rates were variable, with about 64% of that portion consisting of loans based on the Mercantile Bank Prime Rate. In June 2011, we simultaneously purchased and sold an interest rate cap with a correspondent bank, a structure commonly referred to as a “cap corridor.” The cap corridor, which does not qualify for hedge accounting, consisted of us purchasing a $100 million interest rate cap with a strike rate in close proximity to the then-current 30-day Libor rate and selling a $100 million interest rate cap with a strike rate that is 125 basis points higher than the purchased interest rate cap strike rate. On the settlement date, the present value of the purchased interest rate cap of $729,500 was recorded as an asset, while the present value of the sold interest rate cap of $213,500 was recorded as a liability. At each month end, the recorded balances of the purchased and sold interest rate caps are adjusted to reflect the current present values, with the offsetting entry being recorded to interest income on commercial loans. We recorded a net reduction of $254,000 to interest income on commercial loans to reflect the net change in present values during 2012. Payments made or received under the purchased and sold interest rate cap contracts, if any, are also recorded to interest income on commercial loans. No such payments were made or received during 2012.

(Continued)

MERCANTILE BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2012 and 2011

NOTE 13 – HEDGING ACTIVITIES (Continued)

In February 2012, we entered into an interest rate swap agreement with a correspondent bank to hedge the floating rate on our trust preferred securities. Our $32.0 million of trust preferred securities have a rate equal to the 90-Day Libor Rate plus a fixed spread of 218 basis points, and are subject to repricing quarterly. The interest rate swap agreement provides for us to pay our correspondent bank a fixed rate, while our correspondent bank will pay us the 90-Day Libor Rate on a $32.0 million notional amount. The quarterly re-set dates for the floating rate on the interest rate swap agreement are the same as the re-set dates for the floating rate on the trust preferred securities. While the trade date of the interest rate swap agreement was in February 2012, the effective date is not until January 2013, with a maturity date of January 2018. The interest rate swap agreement does qualify for hedge accounting; therefore, fluctuations in the fair value of the interest rate swap agreement, net of tax effect, are recorded in other comprehensive income. As of December 31, 2012, the fair value of the interest rate swap agreement was recorded as a liability in the amount of $1.1 million. The fair value of the interest rate swap agreement on the trade date was $0.

NOTE 14 – FAIR VALUES OF FINANCIAL INSTRUMENTS

Carrying amount, estimated fair value and level within the fair value hierarchy of financial instruments were as follows at year-end (dollars in thousands):

	Level in		2012		2011
	Fair Value Hierarchy		Carrying Amount	Fair Value	Carrying Amount	Fair Value

Financial assets
Cash	Level 1		$1,576	$1,576	$1,311	$1,311
Cash equivalents	Level 2		134,427	134,427	75,061	75,061
Securities available for sale		(1)	138,314	138,314	172,992	172,992
Federal Home Loan Bank stock	Level 2		11,961	11,961	11,961	11,961
Loans, net	Level 3		1,012,512	1,004,541	1,035,890	1,035,164
Bank owned life insurance	Level 2		50,048	50,048	48,520	48,520
Accrued interest receivable	Level 2		3,874	3,874	4,403	4,403
Purchased interest rate cap		(1)	4	4	312	312

Financial liabilities
Deposits	Level 2		1,135,204	1,135,614	1,112,075	1,117,803
Securities sold under agreements to repurchase	Level 2		64,765	64,765	72,569	72,569
Federal Home Loan Bank advances	Level 2		35,000	35,000	45,000	46,019
Subordinated debentures	Level 2		32,990	32,943	32,990	33,096
Accrued interest payable	Level 2		2,314	2,314	2,839	2,839
Sold interest rate cap		(1)	0	0	55	55
Interest rate swap		(1)	1,113	1,113	0	0

(1)	See Note 15 for a description of the fair value hierarchy as well as a disclosure of levels for classes of financial assets and liabilities.

(Continued)

MERCANTILE BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2012 and 2011

NOTE 14 – FAIR VALUES OF FINANCIAL INSTRUMENTS (Continued)

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

December 31, 2012 and 2011

NOTE 15 – FAIR VALUE MEASUREMENTS (Continued)

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

Mortgage loans held for sale. Mortgage loans held for sale are carried at the lower of aggregate cost or fair value and are measured on a nonrecurring basis. Fair value is based on independent quoted market prices, where applicable, or the prices for other mortgage whole loans with similar characteristics. As of December 31, 2012 and 2011, we determined that the fair value of our mortgage loans held for sale was similar to the cost; therefore, we carried the $3.5 million and $2.6 million, respectively, of such loans at cost so they are not included in the nonrecurring table below.

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

(Continued)

MERCANTILE BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2012 and 2011

NOTE 15 – FAIR VALUE MEASUREMENTS (Continued)

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The balances of assets and liabilities measured at fair value on a recurring basis as of December 31, 2012 are as follows:

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Available for sale securities
U.S. Government agency debt obligations	$79,098,000	$0	$79,098,000	$0
Mortgage-backed securities	21,996,000	0	21,996,000	0
Michigan Strategic Fund bonds	11,255,000	0	11,255,000	0
Municipal general obligation bonds	22,743,000	0	22,743,000	0
Municipal revenue bonds	1,817,000	0	1,817,000	0
Mutual funds	1,405,000	0	1,405,000	0
Derivatives
Interest rate cap contracts	4,000	0	4,000	0
Interest rate swap agreement	(1,113,000)	0	(1,113,000)	0

Total	$137,205,000	$0	$137,205,000	$0

There were no transfers in or out of Level 1, Level 2 or Level 3 during 2012.

The balances of assets and liabilities measured at fair value on a recurring basis as of December 31, 2011 are as follows:

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Available for sale securities
U.S. Government agency debt obligations	$88,596,000	$0	$88,596,000	$0
Mortgage-backed securities	34,610,000	0	34,610,000	0
Michigan Strategic Fund bonds	16,700,000	0	16,700,000	0
Municipal general obligation bonds	27,309,000	0	27,309,000	0
Municipal revenue bonds	4,423,000	0	4,423,000	0
Mutual funds	1,354,000	0	1,354,000	0
Derivatives
Interest rate cap contracts	257,000	0	257,000	0

Total	$173,249,000	$0	$173,249,000	$0

There were no transfers in or out of Level 1, Level 2 or Level 3 during 2011.

(Continued)

MERCANTILE BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2012 and 2011

NOTE 15 – FAIR VALUE MEASUREMENTS (Continued)

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

The balances of assets and liabilities measured at fair value on a nonrecurring basis as of December 31, 2012 are as follows:

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Impaired loans (1)	$34,406,000	$0	$0	$34,406,000
Foreclosed assets (1)	6,970,000	0	0	6,970,000

Total	$41,376,000	$0	$0	$41,376,000

The balances of assets and liabilities measured at fair value on a nonrecurring basis as of December 31, 2011 are as follows:

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Impaired loans (1)	$44,915,000	$0	$0	$44,915,000
Foreclosed assets (1)	15,282,000	0	0	15,282,000

Total	$60,197,000	$0	$0	$60,197,000

(1)	Represents carrying value and related write-downs for which adjustments are based on the estimated value of the property or other assets.

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

(Continued)

MERCANTILE BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2012 and 2011

NOTE 16 – EARNINGS (LOSS) PER SHARE

The factors used in the earnings (loss) per share computation follow:

	2012	2011	2010
Basic
Net income (loss) attributable to common shares	$11,505,000	$36,142,000	$(14,611,000)

Weighted average common shares outstanding	8,625,198	8,602,845	8,507,572

Basic earnings (loss) per common share	$1.33	$4.20	$(1.72)

Diluted
Net income (loss) attributable to common shares	$11,505,000	$36,142,000	$(14,611,000)

Weighted average common shares outstanding for basic earnings (loss) per common share	8,625,198	8,602,845	8,507,572

Add: Dilutive effects of share-based awards	224,429	275,335	0

Average shares and dilutive potential common shares	8,849,627	8,878,180	8,507,572

Diluted earnings (loss) per common share	$1.30	$4.07	$(1.72)

Stock options for approximately 132,000 shares of common stock were antidilutive and were not included in determining dilutive earnings per share in 2012.

Stock options for approximately 167,000 shares of common stock were antidilutive and were not included in determining dilutive earnings per share in 2011.

Due to our net loss in 2010, approximately 74,000 unvested restricted shares were not included in determining both basic and diluted earnings per share. In addition, stock options and a stock warrant for approximately 262,000 and 616,000 shares of common stock, respectively, were antidilutive and were not included in determining diluted earnings per share. Weighted average diluted common shares outstanding equals the weighted average basic common shares outstanding during 2010 due to the net loss recorded during the period.

(Continued)

MERCANTILE BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2012 and 2011

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

The prompt corrective action regulations provide five classifications, including well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized, although these terms are not used to represent overall financial condition. If an institution is not well capitalized, regulatory approval is required to accept brokered deposits. Subject to limited exceptions, no institution may make a capital distribution if, after making the distribution, it would be undercapitalized. If an institution is undercapitalized, it is subject to close monitoring by its principal federal regulator, its asset growth and expansion are restricted, and plans for capital restoration are required. In addition, further specific types of restrictions may be imposed on the institution at the discretion of the federal regulator. At year-end 2012 and 2011, our Bank was in the well capitalized category under the regulatory framework for prompt corrective action. There are no conditions or events since December 31, 2012 that we believe has changed our Bank’s categorization.

(Continued)

MERCANTILE BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2012 and 2011

NOTE 18 – REGULATORY MATTERS (Continued)

Our actual capital levels (dollars in thousands) and minimum required levels were:

	Actual		Minimum Required for Capital Adequacy Purposes		Minimum Required to be Well Capitalized Under Prompt Corrective Action Regulations
	Amount	Ratio	Amount	Ratio	Amount		Ratio

2012
Total capital (to risk weighted assets)
Consolidated	$173,323	14.6%	$94,738	8.0%	$	NA	NA
Bank	173,828	14.7	94,629	8.0		118,286	10.0%
Tier 1 capital (to risk weighted assets)
Consolidated	158,349	13.4	47,369	4.0		NA	NA
Bank	158,871	13.4	47,315	4.0		70,972	6.0
Tier 1 capital (to average assets)
Consolidated	158,349	11.3	55,995	4.0		NA	NA
Bank	158,871	11.4	55,937	4.0		69,922	5.0

2011
Total capital (to risk weighted assets)
Consolidated	$187,940	15.5%	$97,237	8.0%	$	NA	NA
Bank	188,378	15.5	97,203	8.0		121,504	10.0%
Tier 1 capital (to risk weighted assets)
Consolidated	172,469	14.2	48,619	4.0		NA	NA
Bank	172,910	14.2	48,602	4.0		72,902	6.0
Tier 1 capital (to average assets)
Consolidated	172,469	12.1	57,072	4.0		NA	NA
Bank	172,910	12.1	57,199	4.0		71,499	5.0

Federal and state banking laws and regulations place certain restrictions on the amount of dividends our Bank can transfer to Mercantile and on the capital levels that must be maintained. At year-end 2012, under the most restrictive of these regulations (to remain well capitalized), our Bank could distribute approximately $23.0 million to Mercantile as dividends without prior regulatory approval.

Our and our bank’s ability to pay cash and stock dividends is subject to limitations under various laws and regulations and to prudent and sound banking practices. On October 11, 2012, our Board of Directors declared a cash dividend on our common stock in the amount of $0.09 per share, that was paid on December 10, 2012 to shareholders of record as of November 9, 2012. This represented our first common stock cash dividend since the first quarter of 2010, as in April 2010 we had suspended payments of cash dividends on our common stock. On January 10, 2013, our Board of Directors declared a cash dividend on our common stock in the amount of $0.10 per share, that was paid on March 8, 2013 to shareholders of record as of February 8, 2013.

(Continued)

MERCANTILE BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2012 and 2011

NOTE 18 – REGULATORY MATTERS (Continued)

Our consolidated capital levels as of December 31, 2012 and 2011 include $32.0 million of trust preferred securities issued by the trust in September 2004 and December 2004 subject to certain limitations. Under applicable Federal Reserve guidelines, the trust preferred securities constitute a restricted core capital element. The guidelines provide that the aggregate amount of restricted core elements that may be included in Tier 1 capital must not exceed 25% of the sum of all core capital elements, including restricted core capital elements, net of goodwill less any associated deferred tax liability. Our ability to include the trust preferred securities in Tier 1 capital in accordance with the guidelines is not affected by the provision of the Dodd-Frank Act generally restricting such treatment, because (i) the trust preferred securities were issued before May 19, 2010, and (ii) our total consolidated assets as of December 31, 2009 were less than $15.0 billion. At December 31, 2012 and 2011, all $32.0 million of the trust preferred securities were included as Tier 1 capital of Mercantile.

NOTE 19 – U.S. TREASURY CAPITAL PURCHASE PROGRAM PARTICIPATION

On May 15, 2009, we completed the sale of preferred stock and a warrant for common stock to the United States Treasury Department (“Treasury”) for $21.0 million under the Treasury’s Capital Purchase Program. The program was designed to attract broad participation by healthy banking institutions to help stabilize the financial system and increase lending for the benefit of the U.S. economy. Under the terms of the sale, the Treasury received 21,000 shares of fixed rate cumulative perpetual preferred stock with a liquidation value of $1,000 per share and a warrant to purchase 616,438 shares of our common stock, no par value, in exchange for $21.0 million. The preferred stock qualified as Tier 1 capital and paid cumulative dividends at a rate of 5.00% for the first five years, and 9.00% thereafter. The common stock warrant had a 10-year term and was immediately exercisable upon its issuance, with an exercise price equal to $5.11 per share. The Treasury agreed not to exercise voting power with respect to any shares of common stock issued upon exercise of the warrant, while it held the shares.

We allocated the $21.0 million in proceeds to the preferred stock and the common stock warrant based on their relative fair values. To determine the fair value of the preferred stock, we used a discounted cash flow model that assumed redemption of the preferred stock at the end of year 5. The discount rate utilized was 12.00% and the estimated fair value was determined to be $15.5 million. The fair value of the common stock warrant was estimated to be $0.9 million using the Black-Scholes option pricing model with the following assumptions: expected dividend yield of 1.00%; risk-free interest rate of 1.99%; expected life of five years; expected volatility of 53.00%; and a weighted average fair value of $3.92 per share.

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

The sum of the $1.1 million difference between the $21.0 million face value of the preferred stock and the $19.9 million allocated to it upon issuance and $0.2 million of direct costs associated with the transaction, or $1.3 million, was recorded as a discount on the preferred stock. The $1.3 million discount was being accreted, using the effective interest method, as a reduction in net income available to common shareholders over the five-year period at approximately $0.2 million to $0.3 million per year.

(Continued)

MERCANTILE BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2012 and 2011

NOTE 19 – U.S. TREASURY CAPITAL PURCHASE PROGRAM PARTICIPATION (Continued)

During the second quarter of 2012, we consummated the repurchase of the $21.0 million in preferred stock at par from the Treasury following approval from the Federal Reserve and consultation with the Federal Deposit Insurance Corporation. To fund the repurchase, our bank paid us cash dividends aggregating approximately the same amount. We recorded a reduction of retained earnings of approximately $0.6 million in the second quarter of 2012 resulting from the accelerated discount on the preferred stock which was being amortized over an original period of five years from the issuance date of May 15, 2009. During the third quarter of 2012, we consummated the repurchase of the warrant for approximately $7.5 million from the Treasury. To fund the repurchase, our bank paid us a cash dividend of approximately the same amount. As part of the repurchase, we recorded a reduction in shareholders’ equity of approximately $7.5 million during the third quarter of 2012.

NOTE 20 – OTHER COMPREHENSIVE INCOME (LOSS)

Other comprehensive income (loss) components, other than net income (loss), and related taxes were as follows:

	2012	2011	2010
Unrealized holding gains (losses) on available for sale securities	$(2,184,000)	$3,851,000	$(345,000)
Unrealized holding gain on securities transferred from held to maturity to available for sale	0	0	421,000
Fair value of interest rate swap	(1,113,000)	0	0
Reclassification adjustments for gains on interest rate swaps later recognized in income	0	0	(99,000)

	(3,297,000)	3,851,000	(23,000)

Tax effect of unrealized holding gains (losses) on available for sale securities	1,229,000	(1,348,000)	101,000
Tax effect of unrealized holding gain on securities transferred from held to maturity to available for sale	0	0	(147,000)
Tax effect of fair value of interest rate swap	390,000	0	0
Tax effect of reclassification adjustments for gains on interest rate swaps later recognized in income	0	0	35,000

Other comprehensive income (loss)	$(1,678,000)	$2,503,000	$(34,000)

At December 31, 2012, accumulated other comprehensive income, net of tax effects (as applicable), consists of a net unrealized gain on available for sale securities of $2.4 million and the fair value of the interest rate swap of negative $0.7 million. At December 31, 2011, accumulated other comprehensive income, net of tax effects (as applicable), consists of a net unrealized gain on available for sale securities of $3.3 million. At December 31, 2010, accumulated other comprehensive income, net of tax effects (as applicable), consists of a net unrealized gain on available for sale securities of $0.8 million.

(Continued)

MERCANTILE BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2012 and 2011

NOTE 21 – QUARTERLY FINANCIAL DATA (UNAUDITED)

	Interest	Net Interest	Net Income (Loss) Attributable to Common	Earnings (Loss) per Share
	Income	Income	Shares	Basic	Diluted
2012
First quarter	$15,553,000	$11,869,000	$2,552,000	$0.30	$0.28
Second quarter	14,930,000	11,511,000	3,288,000	0.38	0.36
Third quarter	14,768,000	11,584,000	2,616,000	0.30	0.30
Fourth quarter	14,666,000	11,737,000	3,049,000	0.35	0.35

2011
First quarter	$19,159,000	$13,449,000	$1,088,000	$0.13	$0.12
Second quarter	18,460,000	13,158,000	2,381,000	0.28	0.27
Third quarter	17,044,000	12,295,000	2,682,000	0.31	0.30
Fourth quarter	16,406,000	12,335,000	29,991,000	3.49	3.37

2010
First quarter	$23,189,000	$14,306,000	$(2,963,000)	$(0.35)	$(0.35)
Second quarter	22,696,000	14,421,000	(684,000)	(0.08)	(0.08)
Third quarter	21,734,000	13,935,000	(5,682,000)	(0.67)	(0.67)
Fourth quarter	20,524,000	13,687,000	(5,282,000)	(0.62)	(0.62)

During the fourth quarter of 2011, we fully reversed our previously established net deferred tax asset valuation allowance resulting in a federal income tax benefit of $27.4 million.

NOTE 22 – MERCANTILE BANK CORPORATION (PARENT COMPANY ONLY) CONDENSED FINANCIAL STATEMENTS

Following are condensed parent company only financial statements:

CONDENSED BALANCE SHEETS

	2012	2011
ASSETS
Cash and cash equivalents	$473,000	$542,000
Investment in bank subsidiary	173,019,000	192,703,000
Other assets	7,433,000	5,151,000

Total assets	$180,925,000	$198,396,000

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities	$1,345,000	$407,000
Subordinated debentures	32,990,000	32,990,000
Shareholders’ equity	146,590,000	164,999,000

Total liabilities and shareholders’ equity	$180,925,000	$198,396,000

(Continued)

MERCANTILE BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2012 and 2011

NOTE 22 – MERCANTILE BANK CORPORATION (PARENT COMPANY ONLY) CONDENSED FINANCIAL STATEMENTS (Continued)

CONDENSED STATEMENTS OF INCOME

	2012	2011	2010
Income
Interest and dividends from subsidiaries	$32,532,000	$4,974,000	$1,104,000

Total income	32,532,000	4,974,000	1,104,000

Expenses
Interest expense	884,000	847,000	848,000
Other operating expenses	1,048,000	1,059,000	1,551,000

Total expenses	1,932,000	1,906,000	2,399,000

Income (loss) before income tax expense (benefit) and equity in undistributed net income (loss) of subsidiary	30,600,000	3,068,000	(1,295,000)

Federal income tax expense (benefit)	(665,000)	(2,272,000)	(47,000)

Equity in undistributed net income (loss) of subsidiary	(18,730,000)	32,145,000	(12,068,000)

Net income (loss)	12,535,000	37,485,000	(13,316,000)

Preferred stock dividends and accretion	1,030,000	1,343,000	1,295,000

Net income (loss) attributable to common shares	$11,505,000	$36,142,000	$(14,611,000)

(Continued)

MERCANTILE BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2012 and 2011

NOTE 22 – MERCANTILE BANK CORPORATION (PARENT COMPANY ONLY) CONDENSED FINANCIAL STATEMENTS (Continued)

CONDENSED STATEMENTS OF CASH FLOWS

	2012	2011	2010
Cash flows from operating activities
Net income (loss)	$12,535,000	$37,485,000	$(13,316,000)
Adjustments to reconcile net income (loss) to net cash from (for) operating activities:
Equity in undistributed (income) loss of subsidiary	18,730,000	(32,145,000)	12,068,000
Stock-based compensation expense	54,000	61,000	275,000
Change in other assets	(3,006,000)	(3,619,000)	(124,000)
Change in other liabilities	1,073,000	(956,000)	963,000

Net cash from (for) operating activities	29,386,000	826,000	(134,000)

Cash flows from investing activities
Net capital investment into subsidiaries	0	0	0

Net cash for investing activities	0	0	0

Cash flows from financing activities
Repurchase of preferred stock	(21,000,000)	0	0
Repurchase of common stock warrant	(7,465,000)	0	0
Stock option exercises, net of cashless exercises	227,000	55,000	0
Employee stock purchase plan	39,000	42,000	47,000
Dividend reinvestment plan	14,000	6,000	2,000
Cash dividends on preferred stock	(496,000)	(1,620,000)	(525,000)
Cash dividends on common stock	(774,000)	0	(85,000)

Net cash from (for) financing activities	(29,455,000)	(1,517,000)	(561,000)

Net change in cash and cash equivalents	(69,000)	(691,000)	(695,000)

Cash and cash equivalents at beginning of period	542,000	1,233,000	1,928,000

Cash and cash equivalents at end of period	$473,000	$542,000	$1,233,000

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 14, 2013.

MERCANTILE BANK CORPORATION

/s/ Michael H. Price
Michael H. Price
Chairman of the Board, President and Chief
Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 14, 2013.

/s/ Kirk J. Agerson	/s/ Susan K. Jones
Kirk J. Agerson, Director	Susan K. Jones, Director

/s/ David M. Cassard	/s/ Robert B. Kaminski, Jr.
David M. Cassard, Director	Robert B. Kaminski, Jr., Director, Executive Vice President, Chief Operating Officer and Secretary

/s/ Edward J. Clark	/s/ Calvin D. Murdock
Edward J. Clark, Director	Calvin D. Murdock, Director

/s/ John F. Donnelly	/s/ Michael H. Price
John F. Donnelly, Director	Michael H. Price, Chairman of the Board President and Chief Executive Officer (principal executive officer)

/s/ Michael D. Faas	/s/ Timothy O. Schad
Michael D. Faas, Director	Timothy O. Schad, Director

/s/ Doyle A. Hayes	s/ Charles E. Christmas
Doyle A. Hayes, Director	Charles E. Christmas, Senior Vice President Chief Financial Officer and Treasurer (principal financial and accounting officer)

EXHIBIT INDEX

EXHIBIT NO.	EXHIBIT DESCRIPTION

3.1	Our Articles of Incorporation are incorporated by reference to exhibit 3.1 of our Form 10-Q for the quarter ended June 30, 2009

3.2	Our Amended and Restated By-laws dated as of January 16, 2003 are incorporated by reference to exhibit 3.2 of our Registration Statement on Form S-3 (Commission File No. 333-103376) that became effective on February 21, 2003

10.1	Our 2000 Employee Stock Option Plan is incorporated by reference to exhibit 10.14 of our Form 10-K for the year ended December 31, 2000 *

10.2	Our 2004 Employee Stock Option Plan is incorporated by reference to exhibit 10.1 of our Form 10-Q for the quarter ended September 30, 2004 *

10.3	Form of Stock Option Agreement for options under the 2004 Employee Stock Option Plan is incorporated by reference to exhibit 10.2 of our Form 10-Q for the quarter ended September 30, 2004 *

10.4	Our Independent Director Stock Option Plan is incorporated by reference to exhibit 10.26 of our Form 10-K for the year ended December 31, 2002 *

10.5	Form of Stock Option Agreement for options under the Independent Director Stock Option Plan is incorporated by reference to exhibit 10.1 of our Form 8-K filed October 22, 2004 *

10.6	Mercantile Bank of Michigan Amended and Restated Deferred Compensation Plan for Members of the Board of Directors dated June 29, 2006 is incorporated by reference to exhibit 10.9 of our Form 10-K for the year ended December 31, 2007 *

10.7	First Amendment dated October 25, 2007 to the Mercantile Bank of Michigan Amended and Restated Deferred Compensation Plan for Members of the Board of Directors dated June 29, 2006 is incorporated by reference to exhibit 10.10 of our Form 10-K for the year ended December 31, 2007 *

10.8	Second Amendment dated October 23, 2008 to the Mercantile Bank of Michigan Amended and Restated Deferred Compensation Plan for Members of the Board of Directors dated June 29, 2007 is incorporated by reference to exhibit 10.9 of our Form 10-K for the year ended December 31, 2008 *

10.9	Agreement between Fiserv Solutions, Inc. and our bank dated September 10, 1997, is incorporated by reference to exhibit 10.3 of our Registration Statement on Form SB-2 (Commission File No. 333-33081) that became effective on October 23, 1997

10.10	Extension Agreement of Data Processing Contract between Fiserv Solutions, Inc. and our bank dated December 20, 2006 extending the agreements between Fiserv Solutions, Inc. and our bank dated September 10, 1997 and November 21, 2002 is incorporated by reference to exhibit 10.14 of our Form 10-K for the year ended December 31, 2007

10.11	Amended and Restated Employment Agreement dated as of October 18, 2001, among the company, our bank and Michael H. Price, is incorporated by reference to exhibit 10.22 of our Form 10-K for the year ended December 31, 2001 *

10.12	Employment Agreement dated as of October 18, 2001, among the company, our bank and Robert B. Kaminski, Jr., is incorporated by reference to exhibit 10.23 of our Form 10-K for the year ended December 31, 2001 *

EXHIBIT NO.	EXHIBIT DESCRIPTION

10.13	Employment Agreement dated as of October 18, 2001, among the company, our bank and Charles E. Christmas, is incorporated by reference to exhibit 10.23 of our Form 10-K for the year ended December 31, 2001 *

10.14	Amendment to Employment Agreement dated as of October 17, 2002, among the company, our bank and Michael H. Price, is incorporated by reference to exhibit 10.22 of our Form 10-K for the year ended December 31, 2002 *

10.15	Amendment to Employment Agreement dated as of October 17, 2002, among the company, our bank and Robert B. Kaminski, Jr., is incorporated by reference to exhibit 10.23 of our Form 10-K for the year ended December 31, 2002 *

10.16	Amendment to Employment Agreement dated as of October 17, 2002, among the company, our bank and Charles E. Christmas, is incorporated by reference to exhibit 10.24 of our Form 10-K for the year ended December 31, 2002 *

10.17	Amendment to Employment Agreement dated as of October 28, 2004, among the company, our bank and Robert B. Kaminski, Jr., is incorporated by reference to exhibit 10.21 of our Form 10-K for the year ended December 31, 2004 *

10.18	Junior Subordinated Indenture between us and Wilmington Trust Company dated September 16, 2004 providing for the issuance of the Series A and Series B Floating Rate Junior Subordinated Notes due 2034 is incorporated by reference to exhibit 10.1 of our Form 8-K filed December 15, 2004

10.19	Amended and Restated Trust Agreement dated September 16, 2004 for Mercantile Bank Capital Trust I is incorporated by reference to exhibit 10.2 of our Form 8-K filed December 15, 2004

10.20	Placement Agreement between us, Mercantile Bank Capital Trust I, and SunTrust Capital Markets, Inc. dated September 16, 2004 is incorporated by reference to exhibit 10.3 of our Form 8-K filed December 15, 2004

10.21	Guarantee Agreement dated September 16, 2004 between Mercantile as Guarantor and Wilmington Trust Company as Guarantee Trustee is incorporated by reference to exhibit 10.4 of our Form 8-K filed December 15, 2004

10.22	Form of Agreement Amending Stock Option Agreement, dated November 17, 2005 issued under our 2004 Employee Stock Option Plan, is incorporated by reference to exhibit 10.1 of our Form 8-K filed December 14, 2005 *

10.23	Second Amendment to Employment Agreement dated as of November 17, 2005, among the company, our bank and Michael H. Price is incorporated by reference to exhibit 10.29 of our Form 10-K for the year ended December 31, 2005 *

10.24	Third Amendment to Employment Agreement dated as of November 17, 2005, among the company, our bank and Robert B. Kaminski, Jr. is incorporated by reference to exhibit 10.30 of our Form 10-K for the year ended December 31, 2005 *

10.25	Second Amendment to Employment Agreement dated as of November 17, 2005, among the company, our bank and Charles E. Christmas is incorporated by reference to exhibit 10.31 of our Form 10-K for the year ended December 31, 2005 *

10.26	Form of Mercantile Bank of Michigan Amended and Restated Executive Deferred Compensation Agreement dated November 18, 2006, that has been entered into between our bank and each of Michael H. Price, Robert B. Kaminski, Jr., Charles E. Christmas, and certain other officers of our bank is incorporated by reference to exhibit 10.34 of our Form 10-K for the year ended December 31, 2007 *

EXHIBIT NO.	EXHIBIT DESCRIPTION

10.27	Form of First Amendment to the Mercantile Bank of Michigan Executive Deferred Compensation Agreement dated November 18, 2006, that has been entered into between our bank and each of Michael H. Price, Robert B. Kaminski, Jr., Charles E. Christmas, and certain other officers of our bank, dated October 25, 2007 is incorporated by reference to exhibit 10.35 of our Form 10-K for the year ended December 31, 2007 *

10.28	Form of Second Amendment to the Mercantile Bank of Michigan Executive Deferred Compensation Agreement dated November 18, 2006, that has been entered into between our bank and each of Michael H. Price, Robert B. Kaminski, Charles E. Christmas, and certain other officers of our bank, dated October 23, 2008 is incorporated by reference to exhibit 10.34 of our Form 10-K for the year ended December 31, 2008 *

10.29	Form of Mercantile Bank of Michigan Split Dollar Agreement that has been entered into between our bank and each of Michael H. Price, Robert B. Kaminski, Jr., Charles E. Christmas, and certain other officers of our bank is incorporated by reference to exhibit 10.33 of our Form 10-K for the year ended December 31, 2005 *

10.30	Director Fee Summary *

10.31	Stock Incentive Plan of 2006 is incorporated by reference to Appendix A of our proxy statement for our April 27, 2006 annual meeting of shareholders that was filed with the Securities and Exchange Commission *

10.32	Amendment and Restatement of Stock Incentive Plan of 2006 dated November 18, 2008 is incorporated by reference to exhibit 10.39 of our Form 10-K for the year ended December 31, 2008 *

10.33	Form of Notice of Grant of Incentive Stock Option and Stock Option Agreement for incentive stock options granted in 2006 under our Stock Incentive Plan of 2006 is incorporated by reference to exhibit 10.1 of our Form 8-K filed November 22, 2006 *

10.34	Form of Notice of Grant of Incentive Stock Option and Stock Option Agreement for incentive stock options granted after 2006 under our Stock Incentive Plan of 2006 is incorporated by reference to exhibit 10.41 of our Form 10-K for the year ended December 31, 2007 *

10.35	Form of Restricted Stock Award Agreement Notification of Award and Terms and Conditions of Award for restricted stock granted in 2006 under our Stock Incentive Plan of 2006 is incorporated by reference to exhibit 10.2 of our Form 8-K filed November 22, 2006 *

10.36	Form of Restricted Stock Award Agreement Notification of Award and Terms and Conditions of Award for restricted stock granted after 2006 under our Stock Incentive Plan of 2006 is incorporated by reference to exhibit 10.43 of our Form 10-K for the year ended December 31, 2007 *

10.37	Mercantile Bank Corporation Employee Stock Purchase Plan of 2002 is incorporated by reference to exhibit 10.47 of our Form 10-K for the year ended December 31, 2008

10.38	First Amendment to Mercantile Bank Corporation Employee Stock Purchase Plan of 2002 is incorporated by reference to exhibit 4(c) of our Registration Statement on Form S-8 (Commission File No. 333-158280) that became effective on March 30, 2009

EXHIBIT NO.	EXHIBIT DESCRIPTION

10.39	Second Amendment to Mercantile Bank Corporation Employee Stock Purchase Plan of 2002 is incorporated by reference to exhibit 4(d) of our Registration Statement on Form S-8 (Commission File No. 333-158280) that became effective on March 30, 2009

10.40	Letter Agreement, dated as of May 15, 2009, between Mercantile Bank Corporation and the United States Department of the Treasury, including the Securities Purchase Agreement – Standard Terms and Schedules is incorporated by reference to exhibit 10.1 of our Form 8-K filed May 15, 2009

10.41	Side Letter Agreement, dated as of May 15, 2009, between Mercantile Bank Corporation and the United States Department of the Treasury regarding the American Recovery and Reinvestment Act of 2009 is incorporated by reference to exhibit 10.2 of our Form 8-K filed May 15, 2009

10.42	Amendment to Employment Agreements, dated May 15, 2009, by and among Mercantile Bank Corporation, Mercantile Bank of Michigan, Michael H. Price, Robert B. Kaminski, Jr. and Charles E. Christmas is incorporated by reference to exhibit 10.3 of our Form 8-K filed May 15, 2009 *

10.43	Form of Waiver executed by each of Michael H. Price, Robert B. Kaminski, Jr. and Charles E. Christmas is incorporated by reference to exhibit 10.4 of our Form 8-K filed May 15, 2009

10.44	Warrant to Purchase Common Stock of Mercantile Bank Corporation, dated May 15, 2009 is incorporated by reference to exhibit 4.2 of our Form 8-K filed May 15, 2009

10.45	Letter Agreement dated April 4, 2012 between the United States Department of the Treasury and Mercantile Bank Corporation relating to Mercantile’s repurchase of 10,500 shares of its Preferred Stock is incorporated by reference to exhibit 10.1 of our Form 10-Q filed August 8, 2012

10.46	Letter Agreement dated June 6, 2012 between the United States Department of the Treasury and Mercantile Bank Corporation relating to Mercantile’s repurchase of 10,500 shares of its Preferred Stock is incorporated by reference to exhibit 10.2 of our Form 10-Q filed August 8, 2012

10.47	Letter dated June 27, 2012 from the United States Department of the Treasury to Mercantile Bank Corporation relating to Mercantile’s repurchase of its Warrant for 616,438 shares of common stock is incorporated by reference to exhibit 10.3 of our Form 10-Q filed August 8, 2012

10.48	Letter Agreement dated July 3, 2012 between the United States Department of the Treasury and Mercantile Bank Corporation relating to Mercantile’s repurchase of its Warrant for 616,438 shares of common stock is incorporated by reference to exhibit 10.4 of our Form 10-Q filed August 8, 2012

10.49	2012 Mercantile Senior Executive Officer Bonus Plan for Michael H. Price is incorporated by reference to exhibit 10.1 of our Form 8-K filed July 5, 2012 *

10.50	2012 Mercantile Senior Executive Officer Bonus Plan for Robert B. Kaminski, Jr. and Charles E. Christmas is incorporated by reference to exhibit 10.2 of our Form 8-K filed July 5, 2012 *

21	Subsidiaries of the company

23	Consent of BDO USA, LLP

31	Rule 13a-14(a) Certifications

EXHIBIT NO.	EXHIBIT DESCRIPTION

32.1	Section 1350 Chief Executive Officer Certification

32.2	Section 1350 Chief Financial Officer Certification

99.1	Certification of our principal executive officer and principal financial officer relating to our participation in the Capital Purchase Program of the Troubled Asset Relief Program

101	The following information from Mercantile’s Annual Report on Form 10-K for the year ended December 31, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Shareholders’ Equity, (v) the Consolidated Statements of Cash Flows, and (vi) the Notes to Consolidated Financial Statements **

*	Management contract or compensatory plan.
**	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.