Form 10-Q
period 2013-03-31
MERCANTILE BANK CORP
filed 2013-05-09
CIK 1042729

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

At May 9, 2013, there were 8,705,412 shares of common stock outstanding.

MERCANTILE BANK CORPORATION

MERCANTILE BANK CORPORATION

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2013	December 31, 2012
	(Unaudited)	(Audited)
ASSETS
Cash and due from banks	$14,382,000	$20,302,000
Interest-bearing deposit balances	10,801,000	10,822,000
Federal funds sold	89,594,000	104,879,000

Total cash and cash equivalents	114,777,000	136,003,000

Securities available for sale	140,013,000	138,314,000
Federal Home Loan Bank stock	11,961,000	11,961,000

Loans	1,022,956,000	1,041,189,000
Allowance for loan losses	(26,035,000)	(28,677,000)

Loans, net	996,921,000	1,012,512,000

Premises and equipment, net	25,665,000	25,919,000
Bank owned life insurance	50,386,000	50,048,000
Accrued interest receivable	3,899,000	3,874,000
Other real estate owned and repossessed assets	6,506,000	6,970,000
Net deferred tax asset	20,482,000	22,015,000
Other assets	14,745,000	15,310,000

Total assets	$1,385,355,000	$1,422,926,000

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits
Noninterest-bearing	$189,477,000	$190,241,000
Interest-bearing	903,313,000	944,963,000

Total deposits	1,092,790,000	1,135,204,000

Securities sold under agreements to repurchase	68,744,000	64,765,000
Federal Home Loan Bank advances	35,000,000	35,000,000
Subordinated debentures	32,990,000	32,990,000
Accrued interest and other liabilities	6,139,000	8,377,000

Total liabilities	1,235,663,000	1,276,336,000

Shareholders’ equity
Preferred stock, no par value; 1,000,000 shares authorized; none issued	0	0
Common stock, no par value; 20,000,000 shares authorized; 8,705,412 shares outstanding at March 31, 2013 and 8,706,251 shares outstanding at December 31, 2012	165,353,000	166,074,000
Retained earnings (deficit)	(16,734,000)	(21,134,000)
Accumulated other comprehensive income	1,073,000	1,650,000

Total shareholders’ equity	149,692,000	146,590,000

Total liabilities and shareholders’ equity	$1,385,355,000	$1,422,926,000

See accompanying notes to condensed consolidated financial statements.

1.

MERCANTILE BANK CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended March 31, 2013	Three Months Ended March 31, 2012
Interest income
Loans, including fees	$12,846,000	$13,813,000
Securities, taxable	1,007,000	1,280,000
Securities, tax-exempt	295,000	422,000
Federal funds sold	54,000	32,000
Interest-bearing deposit balances	7,000	6,000

Total interest income	14,209,000	15,553,000

Interest expense
Deposits	2,320,000	3,008,000
Short-term borrowings	20,000	49,000
Federal Home Loan Bank advances	118,000	389,000
Other borrowings	297,000	238,000

Total interest expense	2,755,000	3,684,000

Net interest income	11,454,000	11,869,000

Provision for loan losses	(1,500,000)	0

Net interest income after provision for loan losses	12,954,000	11,869,000

Noninterest income
Service charges on accounts	374,000	386,000
Earnings on bank owned life insurance	338,000	407,000
Mortgage banking activities	252,000	299,000
Rental income from other real estate owned	199,000	212,000
Other income	664,000	630,000

Total noninterest income	1,827,000	1,934,000

Noninterest expense
Salaries and benefits	4,857,000	4,691,000
Occupancy	658,000	678,000
Furniture and equipment depreciation, rent and maintenance	256,000	308,000
Nonperforming asset costs	131,000	1,275,000
FDIC insurance costs	245,000	304,000
Other expense	2,437,000	2,398,000

Total noninterest expenses	8,584,000	9,654,000

Income before federal income tax expense	6,197,000	4,149,000

Federal income tax expense	1,797,000	1,269,000

Net income	4,400,000	2,880,000

Preferred stock dividends and accretion	0	328,000

Net income attributable to common shares	$4,400,000	$2,552,000

Basic earnings per share	$0.51	$0.30

Diluted earnings per share	$0.50	$0.28

Cash dividends per share	$0.10	$0.00

Average basic shares outstanding	8,705,677	8,605,484

Average diluted shares outstanding	8,718,601	8,991,422

See accompanying notes to condensed consolidated financial statements.

2.

MERCANTILE BANK CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended March 31, 2013	Three Months Ended March 31, 2012
Net income	$4,400,000	$2,880,000

Other comprehensive income, net of tax effect:
Change in net unrealized gain on securities available for sale	(651,000)	(657,000)
Change in fair value of interest rate swap	74,000	94,000

Other comprehensive income, net of tax effect	(577,000)	(563,000)

Comprehensive income	$3,823,000	$2,317,000

See accompanying notes to condensed consolidated financial statements.

3.

MERCANTILE BANK CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF

CHANGES IN SHAREHOLDERS’ EQUITY

(Unaudited)

($ in thousands)	Preferred Stock	Common Stock	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income	Total Shareholders’ Equity

Balances, January 1, 2013	$0	$166,074	$(21,134)	$1,650	$146,590

Employee stock purchase plan (532 shares)		9			9

Dividend reinvestment plan (929 shares)		16			16

Stock-based compensation expense		118			118

Cash dividends ($0.10 per common share)		(864)			(864)

Net income for the three months ended March 31, 2013			4,400		4,400

Change in net unrealized gain on securities available for sale, net of tax effect				(651)	(651)

Change in fair value of interest rate swap, net of tax effect				74	74

Balances, March 31, 2013	$0	$165,353	$(16,734)	$1,073	$149,692

See accompanying notes to condensed consolidated financial statements.

4.

MERCANTILE BANK CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF

CHANGES IN SHAREHOLDERS’ EQUITY (Continued)

(Unaudited)

($ in thousands)	Preferred Stock	Common Stock	Common Stock Warrant	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income	Total Shareholders’ Equity

Balances, January 1, 2012	$20,331	$172,841	$1,138	$(32,639)	$3,328	$164,999

Employee stock purchase plan (637 shares)		9				9

Stock option exercises (2,900 shares)		18				18

Stock-based compensation expense		4				4

Preferred stock dividends				(263)		(263)

Accretion of preferred stock	65			(65)		0

Net income for the three months ended March 31, 2012				2,880		2,880

Change in net unrealized gain on securities available for sale, net of tax effect					(657)	(657)

Change in fair value of interest rate swap, net of tax effect					94	94

Balances, March 31, 2012	$20,396	$172,872	$1,138	$(30,087)	$2,765	$167,084

See accompanying notes to condensed consolidated financial statements.

5.

MERCANTILE BANK CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31, 2013	Three Months Ended March 31, 2012
Cash flows from operating activities
Net income	$4,400,000	$2,880,000
Adjustments to reconcile net income to net cash from operating activities
Depreciation and amortization	553,000	510,000
Provision for loan losses	(1,500,000)	0
Stock-based compensation expense	118,000	4,000
Proceeds from sales of mortgage loans held for sale	16,260,000	16,431,000
Origination of mortgage loans held for sale	(15,393,000)	(17,066,000)
Net gain from sales of mortgage loans held for sale	(202,000)	(253,000)
Net (gain) loss from sale and valuation write-down of foreclosed assets	(528,000)	158,000
Earnings on bank owned life insurance	(338,000)	(407,000)
Net change in:
Accrued interest receivable	(25,000)	(24,000)
Other assets	2,159,000	629,000
Accrued expenses and other liabilities	(2,205,000)	72,000

Net cash from operating activities	3,299,000	2,934,000

Cash flows from investing activities
Loan originations and payments, net	14,779,000	7,951,000
Purchases of securities available for sale	(14,984,000)	(17,985,000)
Proceeds from maturities, calls and repayments of securities available for sale	12,314,000	40,118,000
Proceeds from sales of foreclosed assets	2,639,000	9,714,000
Purchases of premises and equipment	(80,000)	(70,000)

Net cash from investing activities	14,668,000	39,728,000

Cash flows from financing activities
Net decrease in time deposits	(43,116,000)	(24,108,000)
Net increase in all other deposits	702,000	5,467,000
Net increase (decrease) in securities sold under agreements to repurchase	3,979,000	(15,129,000)
Proceeds from Federal Home Loan Bank advances	0	10,000,000
Maturities of Federal Home Loan Bank advances	0	(10,000,000)
Net increase (decrease) in other borrowed money	81,000	(20,000)
Proceeds from stock option exercises	0	18,000
Employee stock purchase plan	9,000	9,000
Dividend reinvestment plan	16,000	0
Payment of cash dividends on preferred stock	0	(263,000)
Payment of cash dividends to common shareholders	(864,000)	0

Net cash for financing activities	(39,193,000)	(34,026,000)

See accompanying notes to condensed consolidated financial statements.

6.

MERCANTILE BANK CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(Unaudited)

	Three Months Ended March 31, 2013	Three Months Ended March 31, 2012
Net change in cash and cash equivalents	(21,226,000)	8,636,000
Cash and cash equivalents at beginning of period	136,003,000	76,372,000

Cash and cash equivalents at end of period	$114,777,000	$85,008,000

Supplemental disclosures of cash flows information
Cash paid during the period for:
Interest	$3,339,000	$4,420,000
Federal income tax	0	0
Noncash financing and investing activities:
Transfers from loans to foreclosed assets	1,647,000	8,096,000
Preferred stock cash dividend accrued	0	134,000

See accompanying notes to condensed consolidated financial statements.

7.

MERCANTILE BANK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation: The unaudited financial statements for the three months ended March 31, 2013 include the consolidated results of operations of Mercantile Bank Corporation and its consolidated subsidiaries. These subsidiaries include Mercantile Bank of Michigan (“our bank”) and our bank’s two subsidiaries, Mercantile Bank Real Estate Co., LLC (“our real estate company”) and Mercantile Insurance Center, Inc. (“our insurance center”). These consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and Item 303(b) of Regulation S-K and do not include all disclosures required by accounting principles generally accepted in the United States of America for a complete presentation of our financial condition and results of operations. In the opinion of management, the information reflects all adjustments (consisting only of normal recurring adjustments) which are necessary in order to make the financial statements not misleading and for a fair presentation of the results of operations for such periods. The results for the period ended March 31, 2013 should not be considered as indicative of results for a full year. For further information, refer to the consolidated financial statements and footnotes included in our annual report on Form 10-K for the year ended December 31, 2012.

We formed a business trust, Mercantile Bank Capital Trust I (“the trust”), in 2004 to issue trust preferred securities. We issued subordinated debentures to the trust in return for the proceeds raised from the issuance of the trust preferred securities. The trust is not consolidated, but instead we report the subordinated debentures issued to the trust as a liability.

Earnings Per Share: Basic earnings per share is based on the weighted average number of common shares and participating securities outstanding during the period. Diluted earnings per share include the dilutive effect of additional potential common shares issuable under our stock-based compensation plans and our common stock warrant granted to the U.S. Department of Treasury that we repurchased on July 3, 2012, and are determined using the treasury stock method. Our unvested restricted shares, which contain non-forfeitable rights to dividends whether paid or accrued (i.e., participating securities), are included in the number of shares outstanding for both basic and diluted earnings per share calculations. In the event of a net loss, our unvested restricted shares are excluded from the calculation of both basic and diluted earnings per share.

Approximately 65,000 unvested restricted shares were included in determining both basic and diluted earnings per share for the three months ended March 31, 2013. In addition, stock options for approximately 21,000 shares of common stock were included in determining diluted earnings per share for the three months ended March 31, 2013. Stock options for approximately 132,000 shares of common stock were antidilutive and not included in determining diluted earnings per share for the three months ended March 31, 2013.

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

(Continued)

8.

MERCANTILE BANK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	SIGNIFICANT ACCOUNTING POLICIES (Continued)

Loans: Loans that we have the intent and ability to hold for the foreseeable future or until maturity or payoff are reported at the principal balance outstanding, net of deferred loan fees and costs and an allowance for loan losses. Interest income is accrued on the unpaid principal balance. Loan origination fees, net of certain direct origination costs, are deferred and recognized in interest income using the level-yield method without anticipating prepayments.

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

A loan is considered to be impaired when, based on current information and events, it is probable we will be unable to collect the scheduled payments of principal and interest when due according to the contractual terms of the loan agreement. Factors considered in determining impairment include payment status, collateral value and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. We determine the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of delay, the reasons for delay, the borrower’s prior payment record and the amount of the shortfall in relation to the principal and interest owed. Impairment is measured on a loan-by-loan basis for commercial and construction loans by either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price or the fair value of collateral if the loan is collateral dependent. Large groups of smaller balance homogeneous loans are collectively evaluated for impairment.

(Continued)

9.

MERCANTILE BANK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Derivatives: Derivative financial instruments are recognized as assets or liabilities at fair value. The accounting for changes in the fair value of derivatives depends on the use of the derivatives and whether the derivatives qualify for hedge accounting. Used as part of our asset and liability management to help manage interest rate risk, our derivatives have historically consisted of interest rate swap agreements that qualified for hedge accounting. In February 2012, we entered into an interest rate swap agreement that qualifies for hedge accounting. However, in June 2011, we simultaneously purchased and sold an interest rate cap, a structure commonly referred to as a “cap corridor”, which does not qualify for hedge accounting. The current outstanding interest rate swap and cap corridor are discussed in more detail in Note 9. We do not use derivatives for trading purposes.

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

(Continued)

10.

MERCANTILE BANK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Adoption of New Accounting Standards: In February 2013, the FASB issued ASU 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income, which is intended to improve the reporting of reclassifications out of accumulated other comprehensive income. The ASU requires an entity to report, either on the face of the income statement or in the notes to the financial statements, the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in the income statement. We adopted this ASU in the first quarter of 2013.

(Continued)

11.

MERCANTILE BANK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

2.	SECURITIES

The amortized cost and fair value of available for sale securities and the related pre-tax gross unrealized gains and losses recognized in accumulated other comprehensive income (loss) are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
March 31, 2013
U.S. Government agency debt obligations	$83,936,000	$766,000	$(690,000)	$84,012,000
Mortgage-backed securities	17,567,000	1,555,000	0	19,122,000
Michigan Strategic Fund bonds	11,070,000	0	0	11,070,000
Municipal general obligation bonds	21,702,000	906,000	0	22,608,000
Municipal revenue bonds	1,728,000	70,000	0	1,798,000
Mutual funds	1,361,000	42,000	0	1,403,000

	$137,364,000	$3,339,000	$(690,000)	$140,013,000

December 31, 2012
U.S. Government agency debt obligations	$78,447,000	$1,039,000	$(388,000)	$79,098,000
Mortgage-backed securities	20,182,000	1,814,000	0	21,996,000
Michigan Strategic Fund bonds	11,255,000	0	0	11,255,000
Municipal general obligation bonds	21,700,000	1,043,000	0	22,743,000
Municipal revenue bonds	1,726,000	91,000	0	1,817,000
Mutual funds	1,354,000	51,000	0	1,405,000

	$134,664,000	$4,038,000	$(388,000)	$138,314,000

(Continued)

12.

MERCANTILE BANK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

2.	SECURITIES (Continued)

Securities with unrealized losses at March 31, 2013 and December 31, 2012, aggregated by investment category and length of time that individual securities have been in a continuous loss position, are as follows:

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
March 31, 2013
U.S. Government agency debt obligations	$47,229,000	$(690,000)	$0	$0	$47,229,000	$(690,000)
Mortgage-backed securities	0	0	0	0	0	0
Michigan Strategic Fund bonds	0	0	0	0	0	0
Municipal general obligation bonds	0	0	0	0	0	0
Municipal revenue bonds	0	0	0	0	0	0
Mutual funds	0	0	0	0	0	0

	$47,229,000	$(690,000)	$0	$0	$47,229,000	$(690,000)

December 31, 2012
U.S. Government agency debt obligations	$33,555,000	$(388,000)	$0	$0	$33,555,000	$(388,000)
Mortgage-backed securities	0	0	0	0	0	0
Michigan Strategic Fund bonds	0	0	0	0	0	0
Municipal general obligation bonds	0	0	0	0	0	0
Municipal revenue bonds	0	0	0	0	0	0
Mutual funds	0	0	0	0	0	0

	$33,555,000	$(388,000)	$0	$0	$33,555,000	$(388,000)

(Continued)

13.

MERCANTILE BANK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

At March 31, 2013, 33 debt securities with a fair value totaling $47.2 million have unrealized losses aggregating $0.7 million. After we considered whether the securities were issued by the federal government or its agencies and whether downgrades by bond rating agencies had occurred, we determined that unrealized losses were due to changing interest rate environments. As we do not intend to sell our debt securities before recovery of their cost basis and we believe it is more likely than not that we will not be required to sell our debt securities before recovery of the cost basis, no unrealized losses are deemed to be other-than-temporary.

The amortized cost and fair values of debt securities at March 31, 2013, by maturity, are shown in the following table. The contractual maturity is utilized for U.S. Government agency debt obligations and municipal bonds. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity date, primarily mortgage-backed securities, are shown separately. Weighted average yields are also reflected, with yields for municipal securities shown at their tax equivalent yield.

	Weighted Average Yield	Amortized Cost	Fair Value
Due in 2013	5.93%	$4,244,000	$4,269,000
Due in 2014 through 2018	4.99	4,649,000	4,819,000
Due in 2019 through 2023	3.35	29,434,000	29,725,000
Due in 2024 and beyond	3.80	69,039,000	69,605,000
Mortgage-backed securities	5.18	17,567,000	19,122,000
Michigan Strategic Fund bonds	1.73	11,070,000	11,070,000
Mutual funds	2.04	1,361,000	1,403,000

	3.82%	$137,364,000	$140,013,000

(Continued)

14.

MERCANTILE BANK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

2.	SECURITIES (Continued)

The amortized cost of securities issued by the State of Michigan and all its political subdivisions totaled $23.4 million at March 31, 2013 and December 31, 2012, with estimated market values of $24.4 million and $24.6 million, respectively. Total securities of any other specific issuer, other than the U.S. Government and its agencies, did not exceed 10% of shareholders’ equity.

The carrying value of U.S. Government agency debt obligations and mortgage-backed securities that are pledged to secure repurchase agreements was $85.4 million and $83.8 million at March 31, 2013 and December 31, 2012, respectively. In addition, substantially all of our municipal bonds have been pledged to the Discount Window of the Federal Reserve Bank of Chicago. Investments in Federal Home Loan Bank stock are restricted and may only be resold or redeemed by the issuer.

3.	LOANS AND ALLOWANCE FOR LOAN LOSSES

Our total loans at March 31, 2013 were $1.02 billion compared to $1.04 billion at December 31, 2012, a decrease of $18.2 million, or 1.8%. The components of our loan portfolio disaggregated by class of loan within the loan portfolio segments at March 31, 2013 and December 31, 2012, and the percentage change in loans from the end of 2012 to the end of the first quarter of 2013, are as follows:

	March 31, 2013		December 31, 2012		Percent Increase (Decrease)

	Balance	%	Balance	%
Commercial:
Commercial and industrial	$272,890,000	26.7%	$285,322,000	27.4%	(4.4%)
Vacant land, land development, and residential construction	45,174,000	4.4	48,099,000	4.6	(6.1)
Real estate – owner occupied	253,089,000	24.7	259,277,000	24.9	(2.4)
Real estate – non-owner occupied	327,776,000	32.1	324,886,000	31.2	0.9
Real estate – multi-family and residential rental	50,035,000	4.9	50,922,000	4.9	(1.7)

Total commercial	948,964,000	92.8	968,506,000	93.0	(2.0)

Retail:
Home equity and other	38,257,000	3.7	38,917,000	3.7	(1.7)
1-4 family mortgages	35,735,000	3.5	33,766,000	3.3	5.8

Total retail	73,992,000	7.2	72,683,000	7.0	1.8

Total loans	$1,022,956,000	100.0%	$1,041,189,000	100.0%	(1.8%)

(Continued)

15.

MERCANTILE BANK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

3.	LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

Nonperforming loans as of March 31, 2013 and December 31, 2012 were as follows:

	March 31, 2013	December 31, 2012
Loans past due 90 days or more still accruing interest	$0	$0
Nonaccrual loans	12,395,000	18,970,000

Total nonperforming loans	$12,395,000	$18,970,000

The recorded principal balance of nonaccrual loans, including troubled debt restructurings, was as follows:

	March 31, 2013	December 31, 2012
Commercial:
Commercial and industrial	$1,802,000	$1,677,000
Vacant land, land development, and residential construction	1,444,000	2,194,000
Real estate – owner occupied	1,256,000	2,087,000
Real estate – non-owner occupied	4,905,000	9,010,000
Real estate – multi-family and residential rental	1,085,000	2,021,000

Total commercial	10,492,000	16,989,000

Retail:
Home equity and other	838,000	889,000
1-4 family mortgages	1,065,000	1,092,000

Total retail	1,903,000	1,981,000

Total nonaccrual loans	$12,395,000	$18,970,000

(Continued)

16.

MERCANTILE BANK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

3.	LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

An age analysis of past due loans is as follows as of March 31, 2013:

	30 – 59 Days Past Due	60 – 89 Days Past Due	Greater Than 89 Days Past Due	Total Past Due	Current	Total Loans	Recorded Balance > 89 Days and Accruing
Commercial:
Commercial and industrial	$0	$0	$771,000	$771,000	$272,119,000	$272,890,000	$0
Vacant land, land development, and residential construction	0	0	1,140,000	1,140,000	44,034,000	45,174,000	0
Real estate – owner occupied	92,000	51,000	749,000	892,000	252,197,000	253,089,000	0
Real estate – non-owner occupied	0	1,860,000	632,000	2,492,000	325,284,000	327,776,000	0
Real estate – multi-family and residential rental	290,000	0	196,000	486,000	49,549,000	50,035,000	0

Total commercial	382,000	1,911,000	3,488,000	5,781,000	943,183,000	948,964,000	0

Retail:
Home equity and other	17,000	0	13,000	30,000	38,227,000	38,257,000	0
1-4 family mortgages	0	0	436,000	436,000	35,299,000	35,735,000	0

Total retail	17,000	0	449,000	466,000	73,526,000	73,992,000	0

Total past due loans	$399,000	$1,911,000	$3,937,000	$6,247,000	$1,016,709,000	$1,022,956,000	$0

(Continued)

17.

MERCANTILE BANK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

3.	LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

An age analysis of past due loans is as follows as of December 31, 2012:

	30 – 59 Days Past Due	60 – 89 Days Past Due	Greater Than 89 Days Past Due	Total Past Due	Current	Total Loans	Recorded Balance > 89 Days and Accruing
Commercial:
Commercial and industrial	$80,000	$0	$871,000	$951,000	$284,371,000	$285,322,000	$0
Vacant land, land development, and residential construction	289,000	0	614,000	903,000	47,196,000	48,099,000	0
Real estate – owner occupied	199,000	0	1,337,000	1,536,000	257,741,000	259,277,000	0
Real estate – non-owner occupied	303,000	0	1,123,000	1,426,000	323,460,000	324,886,000	0
Real estate – multi-family and residential rental	0	0	613,000	613,000	50,309,000	50,922,000	0

Total commercial	871,000	0	4,558,000	5,429,000	963,077,000	968,506,000	0

Retail:
Home equity and other	1,000	0	13,000	14,000	38,903,000	38,917,000	0
1-4 family mortgages	47,000	190,000	437,000	674,000	33,092,000	33,766,000	0

Total retail	48,000	190,000	450,000	688,000	71,995,000	72,683,000	0

Total past due loans	$919,000	$190,000	$5,008,000	$6,117,000	$1,035,072,000	$1,041,189,000	$0

(Continued)

18.

MERCANTILE BANK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

3.	LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

Impaired loans were as follows as of March 31, 2013:

	Unpaid Contractual Principal Balance	Recorded Principal Balance	Related Allowance	Year-To-Date Average Recorded Principal Balance
With no related allowance recorded:

Commercial:
Commercial and industrial	$2,972,000	$1,556,000		$1,587,000
Vacant land, land development and residential construction	2,342,000	1,378,000		1,389,000
Real estate – owner occupied	2,314,000	1,349,000		1,453,000
Real estate – non-owner occupied	7,440,000	4,717,000		5,105,000
Real estate – multi-family and residential rental	1,729,000	684,000		549,000

Total commercial	16,797,000	9,684,000		10,083,000

Retail:
Home equity and other	580,000	480,000		481,000
1-4 family mortgages	1,630,000	767,000		778,000

Total retail	2,210,000	1,247,000		1,259,000

Total with no related allowance recorded	$19,007,000	$10,931,000		$11,342,000

(Continued)

19.

MERCANTILE BANK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

3.	LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

	Unpaid Contractual Principal Balance	Recorded Principal Balance	Related Allowance	Year-To-Date Average Recorded Principal Balance
With an allowance recorded:
Commercial:
Commercial and industrial	$2,616,000	$2,506,000	$1,407,000	$2,216,000
Vacant land, land development and residential construction	1,958,000	1,480,000	726,000	1,849,000
Real estate – owner occupied	3,417,000	2,953,000	1,162,000	3,289,000
Real estate – non-owner occupied	30,428,000	30,322,000	10,411,000	31,643,000
Real estate – multi-family and residential rental	2,761,000	2,691,000	910,000	3,307,000

Total commercial	41,180,000	39,952,000	14,616,000	42,304,000

Retail:
Home equity and other	369,000	346,000	155,000	370,000
1-4 family mortgages	559,000	471,000	122,000	473,000

Total retail	928,000	817,000	277,000	843,000

Total with an allowance recorded	$42,108,000	$40,769,000	$14,893,000	$43,147,000

Total impaired loans:
Commercial	$57,977,000	$49,636,000	$14,616,000	$52,387,000
Retail	3,138,000	2,064,000	277,000	2,102,000

Total impaired loans	$61,115,000	$51,700,000	$14,893,000	$54,489,000

Interest income of $0.6 million was recognized on impaired loans during the first quarter of 2013.

(Continued)

20.

MERCANTILE BANK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

(Continued)

21.

MERCANTILE BANK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

(Continued)

22.

MERCANTILE BANK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

3.	LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

Credit Quality Indicators. We utilize a comprehensive grading system for our commercial loans. All commercial loans are graded on a ten grade rating system. The rating system utilizes standardized grade paradigms that analyze several critical factors such as cash flow, operating performance, financial condition, collateral, industry condition and management. All commercial loans are graded at inception and reviewed and, if appropriate, re-graded at various intervals thereafter. The risk assessment for retail loans is primarily based on the type of collateral and payment activity.

Loans by credit quality indicators were as follows as of March 31, 2013:

Commercial credit exposure – credit risk profiled by internal credit risk grades:

	Commercial and Industrial	Commercial Vacant Land, Land Development, and Residential Construction	Commercial Real Estate - Owner Occupied	Commercial Real Estate - Non-Owner Occupied	Commercial Real Estate - Multi-Family and Residential Rental
Internal credit risk grade groupings:
Grades 1 – 4	$190,314,000	$8,065,000	$148,122,000	$166,374,000	$23,568,000
Grades 5 – 7	79,038,000	33,858,000	100,606,000	124,228,000	22,613,000
Grades 8 – 9	3,538,000	3,251,000	4,361,000	37,174,000	3,854,000

Total commercial	$272,890,000	$45,174,000	$253,089,000	$327,776,000	$50,035,000

Retail credit exposure – credit risk profiled by collateral type:

	Retail Home Equity and Other	Retail 1-4 Family Mortgages
Total retail	$38,257,000	$35,735,000

(Continued)

23.

MERCANTILE BANK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

(Continued)

24.

MERCANTILE BANK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

3.	LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

All commercial loans are graded using the following criteria:

Grade 1.	Excellent credit rating that contain very little, if any, risk of loss.

Grade 2.	Strong sources of repayment and have low repayment risk.

Grade 3.	Good sources of repayment and have limited repayment risk.

Grade 4.	Adequate sources of repayment and acceptable repayment risk; however, characteristics are present that render the credit more vulnerable to a negative event.

Grade 5.	Marginally acceptable sources of repayment and exhibit defined weaknesses and negative characteristics.

Grade 6.	Well defined weaknesses which may include negative current cash flow, high leverage, or operating losses. Generally, if the credit does not stabilize or if further deterioration is observed in the near term, the loan will likely be downgraded and placed on the Watch List (i.e., list of lending relationships that receive increased scrutiny and review by the Board of Directors and senior management).

Grade 7.	Defined weaknesses or negative trends that merit close monitoring through Watch List status.

Grade 8.	Inadequately protected by current sound net worth, paying capacity of the obligor, or pledged collateral, resulting in a distinct possibility of loss requiring close monitoring through Watch List status.

Grade 9.	Vital weaknesses exist where collection of principal is highly questionable.

Grade 10.	Considered uncollectable and of such little value that continuance as an asset is not warranted.

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

(Continued)

25.

MERCANTILE BANK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

3.	LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

Activity in the allowance for loan losses and the recorded investments in loans as of and during the three months ended March 31, 2013 are as follows:

	Commercial Loans	Retail Loans	Unallocated	Total
Allowance for loan losses:
Beginning balance	$26,043,000	$2,645,000	$(11,000)	$28,677,000
Provision for loan losses	(1,164,000)	(363,000)	27,000	(1,500,000)
Charge-offs	(2,412,000)	(3,000)	0	(2,415,000)
Recoveries	1,250,000	23,000	0	1,273,000

Ending balance	$23,717,000	$2,302,000	$16,000	$26,035,000

Ending balance: individually evaluated for impairment	$14,616,000	$277,000	$0	$14,893,000

Ending balance: collectively evaluated for impairment	$9,101,000	$2,025,000	$16,000	$11,142,000

Total loans:
Ending balance	$948,964,000	$73,992,000		$1,022,956,000

Ending balance: individually evaluated for impairment	$49,636,000	$2,064,000		$51,700,000

Ending balance: collectively evaluated for impairment	$899,328,000	$71,928,000		$971,256,000

(Continued)

26.

MERCANTILE BANK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

(Continued)

27.

MERCANTILE BANK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

3.	LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

Loans modified as troubled debt restructurings during the three months ended March 31, 2013 were as follows:

	Number of Contracts	Pre- Modification Recorded Principal Balance	Post- Modification Recorded Principal Balance
Commercial:
Commercial and industrial	1	$875,000	$875,000
Vacant land, land development and residential construction	0	0	0
Real estate – owner occupied	0	0	0
Real estate – non-owner occupied	2	2,068,000	2,068,000
Real estate – multi-family and residential rental	0	0	0

Total commercial	3	2,943,000	2,943,000

Retail:
Home equity and other	0	0	0
1-4 family mortgages	0	0	0

Total retail	0	0	0

Total	3	$2,943,000	$2,943,000

Loans modified as troubled debt restructurings during the three months ended March 31, 2012 were as follows:

	Number of Contracts	Pre- Modification Recorded Principal Balance	Post- Modification Recorded Principal Balance
Commercial:
Commercial and industrial	3	$583,000	$580,000
Vacant land, land development and residential construction	0	0	0
Real estate – owner occupied	3	1,046,000	1,045,000
Real estate – non-owner occupied	1	4,391,000	4,391,000
Real estate – multi-family and residential rental	0	0	0

Total commercial	7	6,020,000	6,016,000

Retail:
Home equity and other	0	0	0
1-4 family mortgages	0	0	0

Total retail	0	0	0

Total	7	$6,020,000	$6,016,000

(Continued)

28.

MERCANTILE BANK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

3.	LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

The following loans, modified as troubled debt restructurings within the previous twelve months, became over 30 days past due within the three months ended March 31, 2013 (amounts as of period end):

	Number of Contracts	Recorded Principal Balance
Commercial:
Commercial and industrial	0	$0
Vacant land, land development and residential construction	0	0
Real estate – owner occupied	1	44,000
Real estate – non-owner occupied	0	0
Real estate – multi-family and residential rental	0	0

Total commercial	1	44,000

Retail:
Home equity and other	0	0
1-4 family mortgages	0	0

Total retail	0	0

Total	1	$44,000

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

4.	PREMISES AND EQUIPMENT, NET

Premises and equipment are comprised of the following:

	March 31, 2013	December 31, 2012
Land and improvements	$8,556,000	$8,556,000
Buildings	24,591,000	24,564,000
Furniture and equipment	12,649,000	12,861,000

	45,796,000	45,981,000
Less: accumulated depreciation	20,131,000	20,062,000

Premises and equipment, net	$25,665,000	$25,919,000

Depreciation expense totaled $0.3 million during the first quarter of 2013 and $0.4 million during the first quarter of 2012.

(Continued)

30.

MERCANTILE BANK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

5.	DEPOSITS

Our total deposits at March 31, 2013 totaled $1.09 billion compared to $1.14 billion at December 31, 2012, a decrease of $42.4 million, or 3.7%. The components of our outstanding balances at March 31, 2013 and December 31, 2012, and percentage change in deposits from the end of 2012 to the end of the first quarter of 2013, are as follows:

	March 31, 2013		December 31, 2012		Percent Increase (Decrease)
	Balance	%	Balance	%
Noninterest-bearing demand	$189,477,000	17.4%	$190,241,000	16.8%	(0.4%)
Interest-bearing checking	197,136,000	18.0	188,057,000	16.5	4.8
Money market	139,249,000	12.7	144,479,000	12.7	(3.6)
Savings	54,593,000	5.0	56,454,000	5.0	(3.3)
Time, under $100,000	50,159,000	4.6	51,730,000	4.6	(3.0)
Time, $100,000 and over	229,585,000	21.0	234,430,000	20.6	(2.1)

	860,199,000	78.7	865,391,000	76.2	(0.6)

Out-of-area interest-bearing checking	21,446,000	2.0	21,967,000	1.9	(2.4)
Out-of-area time, under $100,000	5,440,000	0.5	7,706,000	0.7	(29.4)
Out-of-area time, $100,000 and over	205,705,000	18.8	240,140,000	21.2	(14.3)

	232,591,000	21.3	269,813,000	23.8	(13.8)

Total deposits	$1,092,790,000	100.0%	$1,135,204,000	100.0%	(3.7)%

6.	SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

Securities sold under agreements to repurchase (“repurchase agreements”) are offered principally to certain large deposit customers. Information relating to our repurchase agreements follows:

	Three Months Ended March 31, 2013	Twelve Months Ended December 31, 2012
Outstanding balance at end of period	$68,744,000	$64,765,000
Average interest rate at end of period	0.12%	0.13%

Average daily balance during the period	$67,762,000	$61,930,000
Average interest rate during the period	0.12%	0.25%

Maximum daily balance during the period	$76,979,000	$81,980,000

Repurchase agreements generally have original maturities of less than one year. Repurchase agreements are treated as financings and the obligations to repurchase securities sold are reflected as liabilities. Securities involved with the agreements are recorded as assets of our bank and are held in safekeeping by a correspondent bank. Repurchase agreements are secured by securities with an aggregate market value equal to the aggregate outstanding balance.

(Continued)

31.

MERCANTILE BANK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

7.	FEDERAL HOME LOAN BANK ADVANCES

Our Federal Home Loan Bank advances totaled $35.0 million at March 31, 2013 and December 31, 2012 and mature at varying dates from March 2017 through September 2017, with fixed rates of interest from 1.22% to 1.51% and averaging 1.35%. Each advance is payable at its maturity date, and is subject to a prepayment fee if paid prior to the maturity date. The advances are collateralized by residential mortgage loans, first mortgage liens on multi-family residential property loans, first mortgage liens on commercial real estate property loans, and substantially all other assets of our bank, under a blanket lien arrangement. Our borrowing line of credit as of March 31, 2013 totaled about $157 million, with availability approximating $116 million.

Maturities of currently outstanding FHLB advances are as follows:

2013	$0
2014	0
2015	0
2016	0
2017	35,000,000

8.	COMMITMENTS AND OFF-BALANCE SHEET RISK

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

These instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized, if any, in the balance sheet. Our bank’s maximum exposure to loan loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual notional amount of those instruments. Our bank uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments. Collateral, such as accounts receivable, securities, inventory, and property and equipment, is generally obtained based on our credit assessment of the borrower. If required, estimated loss exposure resulting from these instruments is expensed and is generally recorded as a liability. There was no reserve or liability balance for these instruments as of March 31, 2013 and December 31, 2012.

(Continued)

32.

MERCANTILE BANK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

8.	COMMITMENTS AND OFF-BALANCE SHEET RISK (Continued)

A summary of the contractual amounts of our financial instruments with off-balance sheet risk at March 31, 2013 and December 31, 2012 follows:

	March 31, 2013	December 31, 2012
Commercial unused lines of credit	$230,160,000	$222,237,000
Unused lines of credit secured by 1 – 4 family residential properties	23,892,000	24,250,000
Credit card unused lines of credit	8,431,000	8,512,000
Other consumer unused lines of credit	3,752,000	4,613,000
Commitments to extend credit	94,000,000	64,565,000
Standby letters of credit	10,340,000	10,591,000

	$370,575,000	$334,768,000

Certain of our commercial loan customers have entered into interest rate swap agreements directly with our correspondent banks. To assist our commercial loan customers in these transactions, and to encourage our correspondent banks to enter into the interest rate swap transactions with minimal credit underwriting analyses on their part, we have entered into risk participation agreements with the correspondent banks whereby we agree to make payments to the correspondent banks owed by our commercial loan customers under the interest rate swap agreement in the event that our commercial loan customers do not make the payments. We are not a party to the interest rate swap agreements under these arrangements. As of March 31, 2013, the total notional amount of the underlying interest rate swap agreements was $18.8 million, with a net fair value from our commercial loan customers’ perspective of negative $3.7 million. These risk participation agreements are considered financial guarantees in accordance with applicable accounting guidance and are therefore recorded as liabilities at fair value, generally equal to the fees collected at the time of their execution. These liabilities are accreted into income during the term of the interest rate swap agreements, generally ranging from four to fifteen years.

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

(Continued)

33.

MERCANTILE BANK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

9.	HEDGING ACTIVITIES (Continued)

Approximately 38% of our assets are comprised of commercial loans on which the interest rates are variable; however, the interest rates on a significant portion of these loans will likely lag an increase in market interest rates under a rising interest rate environment. As of March 31, 2013, the Mercantile Bank Prime Rate, the index on which a significant portion of our commercial floating rate loans is based, was 4.50% compared to the Wall Street Journal Prime Rate of 3.25%. Historically, the two indices have been equal; however, we elected not to reduce the Mercantile Bank Prime Rate in late October and mid-December of 2008 when the Wall Street Journal Prime Rate declined by 50 and 75 basis points, respectively. It is our general intent to keep the Mercantile Bank Prime Rate unchanged until the Wall Street Journal Prime Rate equals the Mercantile Bank Prime Rate, at which time the two indices will likely remain equal in future periods. In addition, a majority of our floating rate loans, whether tied to the Mercantile Bank Prime Rate, Wall Street Journal Prime Rate or Libor rates, have interest rate floors that are currently higher than provided for by the indexed rate. To help mitigate the negative impact to our net interest income in an increasing interest rate environment resulting from our cost of funds likely increasing at a higher rate than the yield on our assets, we may periodically enter into derivative financial instruments.

In June 2011, we simultaneously purchased and sold an interest rate cap with a correspondent bank, a structure commonly referred to as a “cap corridor.” The cap corridor, which does not qualify for hedge accounting, consisted of us purchasing a $100 million interest rate cap with a strike rate in close proximity to the then-current 30-Day Libor rate and selling a $100 million interest rate cap with a strike rate that is 125 basis points higher than the purchased interest rate cap strike rate. On the settlement date, the present value of the purchased interest rate cap was recorded as an asset, while the present value of the sold interest rate cap was recorded as a liability. At each month end, the recorded balances of the purchased and sold interest rate caps are adjusted to reflect the current present values, with the offsetting entry being recorded to interest income on commercial loans. We recorded a nominal decrease during the first quarter of 2013 to interest income on commercial loans to reflect the net change in present values. Payments made or received under the purchased and sold interest rate cap contracts, if any, are also recorded to interest income on commercial loans. No such payments were made or received during the first quarter of 2013. The cap corridor will terminate in June 2013. The fair value of the cap corridor was not material for the periods presented.

In February 2012, we entered into an interest rate swap agreement with a correspondent bank to hedge the floating rate on our subordinated debentures. Our $32.0 million of subordinated debentures have a rate equal to the 90-Day Libor Rate plus a fixed spread of 218 basis points, and are subject to repricing quarterly. The interest rate swap agreement provides for us to pay our correspondent bank a fixed rate, while our correspondent bank will pay us the 90-Day Libor Rate on a $32.0 million notional amount. The quarterly re-set dates for the floating rate on the interest rate swap agreement are the same as the re-set dates for the floating rate on the subordinated debentures. While the trade date of the interest rate swap agreement was in February 2012, the effective date was in January 2013, with a maturity date of January 2018. The interest rate swap agreement does qualify for hedge accounting; therefore, monthly fluctuations in the present value of the interest rate swap agreement, net of tax effect, are recorded to other comprehensive income. As of March 31, 2013 and December 31, 2012, the present value of the interest rate swap agreement was recorded as a liability in the amount of $1.0 million and $1.1 million, respectively.

(Continued)

34.

MERCANTILE BANK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

10.	FAIR VALUES OF FINANCIAL INSTRUMENTS

The carrying amounts, estimated fair values and level within the fair value hierarchy of financial instruments were as follows as of March 31, 2013 and December 31, 2012 (dollars in thousands):

	Level in Fair Value Hierarchy	March 31, 2013		December 31, 2012
		Carrying Values	Fair Values	Carrying Values	Fair Values
Financial assets:
Cash	Level 1	$1,395	$1,395	$1,576	$1,576
Cash equivalents	Level 2	113,382	113,382	134,427	134,427
Securities available for sale	(1)	140,013	140,103	138,314	138,314
FHLB stock	(2)	11,961	11,961	11,961	11,961
Loans, net	Level 3	996,921	992,391	1,012,512	1,004,541
Bank owned life insurance	Level 2	50,386	50,386	50,048	50,048
Accrued interest receivable	Level 2	3,899	3,899	3,874	3,874

Financial liabilities:
Deposits	Level 2	1,092,790	1,094,380	1,135,204	1,135,614
Repurchase agreements	Level 2	68,744	68,744	64,765	64,765
FHLB advances	Level 2	35,000	34,977	35,000	35,000
Subordinated debentures	Level 2	32,990	32,927	32,990	32,943
Accrued interest payable	Level 2	1,730	1,730	2,314	2,314
Interest rate swap	(1)	998	998	1,113	1,113

(1)	See Note 11 for a description of the fair value hierarchy as well as a disclosure of levels for classes of financial assets and liabilities.

(2)	It is not practical to determine the fair value of FHLB stock due to transferability restrictions.

Carrying amount is the estimated fair value for cash and cash equivalents, accrued interest receivable and payable, bank owned life insurance, demand deposits, repurchase agreements, and variable rate loans and deposits that reprice frequently and fully. For fixed rate loans and deposits and for variable rate loans and deposits with infrequent repricing or repricing limits, fair value is based on discounted cash flows using current market rates applied to the estimated life and credit risk. Fair value of subordinated debentures and Federal Home Loan Bank advances is based on current rates for similar financing. Fair value of the interest rate swap is determined primarily utilizing market-consensus forecasted yield curves. Fair value of off-balance sheet items is estimated to be nominal.

(Continued)

35.

MERCANTILE BANK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

The following is a description of our valuation methodologies used to measure and disclose the fair values of our financial assets and liabilities that are recorded at fair value on a recurring or nonrecurring basis:

(Continued)

36.

MERCANTILE BANK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

11.	FAIR VALUES (Continued)

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

Derivatives. The interest rate swap is measured at fair value on a recurring basis. We measure fair value utilizing models that use primarily market observable inputs, such as forecasted yield curves, and accordingly, the interest rate swap agreement is classified as Level 2.

Mortgage loans held for sale. Mortgage loans held for sale are carried at the lower of aggregate cost or fair value measured on a nonrecurring basis. Fair value is based on independent quoted market prices, where applicable, or the prices for other mortgage whole loans with similar characteristics. As of March 31, 2013 and December 31, 2012, we determined that the fair value of our mortgage loans held for sale approximated the recorded cost of $2.9 million and $3.5 million, respectively.

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

(Continued)

37.

MERCANTILE BANK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

11.	FAIR VALUES (Continued)

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The balances of assets and liabilities measured at fair value on a recurring basis as of March 31, 2013 are as follows:

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available for sale securities
U.S. Government agency debt obligations	$84,012,000	$0	$84,012,000	$0
Mortgage-backed securities	19,122,000	0	19,122,000	0
Michigan Strategic Fund bonds	11,070,000	0	11,070,000	0
Municipal general obligation bonds	22,608,000	0	22,608,000	0
Municipal revenue bonds	1,798,000	0	1,798,000	0
Mutual funds	1,403,000	0	1,403,000	0
Derivatives
Interest rate swap agreement	(998,000)	0	(998,000)	0

Total	$139,015,000	$0	$139,015,000	$0

There were no transfers in or out of Level 1, Level 2 or Level 3 during the first three months of 2013.

(Continued)

38.

MERCANTILE BANK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

11.	FAIR VALUES (Continued)

The balances of assets and liabilities measured at fair value on a recurring basis as of December 31, 2012 are as follows:

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available for sale securities
U.S. Government agency debt obligations	$79,098,000	$0	$79,098,000	$0
Mortgage-backed securities	21,996,000	0	21,996,000	0
Michigan Strategic Fund bonds	11,255,000	0	11,255,000	0
Municipal general obligation bonds	22,743,000	0	22,743,000	0
Municipal revenue bonds	1,817,000	0	1,817,000	0
Mutual funds	1,405,000	0	1,405,000	0
Derivatives
Interest rate swap agreement	(1,113,000)	0	(1,113,000)	0

Total	$137,201,000	$0	$137,201,000	$0

There were no transfers in or out of Level 1, Level 2 or Level 3 during 2012.

Assets Measured at Fair Value on a Nonrecurring Basis

The balances of assets measured at fair value on a nonrecurring basis as of March 31, 2013 are as follows:

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans (1)	$31,767,000	$0	$0	$31,767,000
Foreclosed assets (1)	6,506,000	0	0	6,506,000

Total	$38,273,000	$0	$0	$38,273,000

(Continued)

39.

MERCANTILE BANK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

11.	FAIR VALUES (Continued)

The balances of assets measured at fair value on a nonrecurring basis as of December 31, 2012 are as follows:

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans (1)	$34,406,000	$0	$0	$34,406,000
Foreclosed assets (1)	6,970,000	0	0	6,970,000

Total	$41,376,000	$0	$0	$41,376,000

(1)	Represents carrying value and related write-downs for which adjustments are based on the estimated value of the property or other assets.

12.	REGULATORY MATTERS

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

The prompt corrective action regulations provide five classifications, including well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized, although these terms are not used to represent overall financial condition. If an institution is not well capitalized, regulatory approval is required to accept brokered deposits. Subject to limited exceptions, no institution may make a capital distribution if, after making the distribution, it would be undercapitalized. If an institution is undercapitalized, it is subject to close monitoring by its principal federal regulator, its asset growth and expansion are restricted, and plans for capital restoration are required. In addition, further specific types of restrictions may be imposed on the institution at the discretion of the federal regulator. At March 31, 2013 and December 31, 2012, our bank was in the well capitalized category under the regulatory framework for prompt corrective action. There are no conditions or events since March 31, 2013 that we believe have changed our bank’s categorization.

(Continued)

40.

MERCANTILE BANK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

12.	REGULATORY MATTERS (Continued)

Our actual capital levels (dollars in thousands) and the minimum levels required to be categorized as adequately and well capitalized were:

	Actual		Minimum Required for Capital Adequacy Purposes		Minimum Required to be Well Capitalized Under Prompt Corrective Action Regulations
	Amount	Ratio	Amount	Ratio	Amount		Ratio
March 31, 2013
Total capital (to risk weighted assets)
Consolidated	$179,659	15.4%	$93,435	8.0%	$	NA	NA
Bank	179,114	15.4	93,315	8.0		116,644	10.0%
Tier 1 capital (to risk weighted assets)
Consolidated	164,919	14.1	46,718	4.0		NA	NA
Bank	164,392	14.1	46,658	4.0		69,987	6.0
Tier 1 capital (to average assets)
Consolidated	164,919	12.0	54,926	4.0		NA	NA
Bank	164,392	12.0	54,885	4.0		68,606	5.0

December 31, 2012
Total capital (to risk weighted assets)
Consolidated	$173,323	14.6%	$94,738	8.0%	$	NA	NA
Bank	173,828	14.7	94,629	8.0		118,286	10.0%
Tier 1 capital (to risk weighted assets)
Consolidated	158,349	13.4	47,369	4.0		NA	NA
Bank	158,871	13.4	47,315	4.0		70,972	6.0
Tier 1 capital (to average assets)
Consolidated	158,349	11.3	55,995	4.0		NA	NA
Bank	158,871	11.4	55,937	4.0		69,922	5.0

(Continued)

41.

MERCANTILE BANK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

12.	REGULATORY MATTERS (Continued)

Our consolidated capital levels as of March 31, 2013 and December 31, 2012 include $32.0 million of trust preferred securities issued by the trust in September 2004 and December 2004 subject to certain limitations. Under applicable Federal Reserve guidelines, the trust preferred securities constitute a restricted core capital element. The guidelines provide that the aggregate amount of restricted core elements that may be included in our Tier 1 capital must not exceed 25% of the sum of all core capital elements, including restricted core capital elements, net of goodwill less any associated deferred tax liability. Our ability to include the trust preferred securities in Tier 1 capital in accordance with the guidelines is not affected by the provision of the Dodd-Frank Act generally restricting such treatment, because (i) the trust preferred securities were issued before May 19, 2010, and (ii) our total consolidated assets as of December 31, 2009 were less than $15.0 billion. As of March 31, 2013 and December 31, 2012, all $32.0 million of the trust preferred securities were included in our consolidated Tier 1 capital.

Our and our bank’s ability to pay cash and stock dividends is subject to limitations under various laws and regulations and to prudent and sound banking practices. On October 11, 2012, our Board of Directors declared a cash dividend on our common stock in the amount of $0.09 per share that was paid on December 10, 2012 to shareholders of record as of November 9, 2012. This represented our first common stock cash dividend since the first quarter of 2010, as in April 2010 we had suspended payments of cash dividends on our common stock. On January 10, 2013, our Board of Directors declared a cash dividend on our common stock in the amount of $0.10 per share that was paid on March 8, 2013 to shareholders of record as of February 8, 2013. On April 11, 2013, our Board of Directors declared a cash dividend on our common stock in the amount of $0.11 per share that will be paid on June 10, 2013 to shareholders of record as of May 10, 2013.

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

Future Factors include, among others, changes in interest rates and interest rate relationships; demand for products and services; the degree of competition by traditional and non-traditional competitors; changes in banking regulation or actions by bank regulators; changes in tax laws; changes in prices, levies, and assessments; the impact of technological advances; governmental and regulatory policy changes; the outcomes of contingencies; trends in customer behavior as well as their ability to repay loans; changes in local real estate values; changes in the national and local economies; and risk factors described in our annual report on Form 10-K for the year ended December 31, 2012 or in this report. These are representative of the Future Factors that could cause a difference between an ultimate actual outcome and a forward-looking statement.

Introduction

The following discussion compares the financial condition of Mercantile Bank Corporation and its consolidated subsidiaries, Mercantile Bank of Michigan (“our bank”), our bank’s two subsidiaries, Mercantile Bank Real Estate Co., LLC (“our real estate company”) and Mercantile Insurance Center, Inc. (“our insurance company”), at March 31, 2013 and December 31, 2012 and the results of operations for the three months ended March 31, 2013 and March 31, 2012. This discussion should be read in conjunction with the interim consolidated financial statements and footnotes included in this report. Unless the text clearly suggests otherwise, references in this report to “us,” “we,” “our” or “the company” include Mercantile Bank Corporation and its consolidated subsidiaries referred to above.

Critical Accounting Policies

Accounting principles generally accepted in the United States of America are complex and require us to apply significant judgment to various accounting, reporting and disclosure matters. We must use assumptions and estimates to apply these principles where actual measurements are not possible or practical. Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our unaudited financial statements included in this report. For a discussion of our significant accounting policies, see Note 1 of the Notes to our Consolidated Financial Statements included on pages F-48 through F-54 in our Form 10-K for the fiscal year ended December 31, 2012 (Commission file number 000-26719). Our allowance for loan losses policy and accounting for income taxes are highly dependent upon subjective or complex judgments, assumptions and estimates. Changes in such estimates may have a significant impact on the financial statements, and actual results may differ from those estimates. We have reviewed the application of these policies with the Audit Committee of our Board of Directors.

43.

MERCANTILE BANK CORPORATION

Allowance for Loan Losses: The allowance for loan losses (“allowance”) is maintained at a level we believe is adequate to absorb probable incurred losses identified and inherent in the loan portfolio. Our evaluation of the adequacy of the allowance is an estimate based on past loan loss experience, the nature and volume of the loan portfolio, information about specific borrower situations and estimated collateral values, guidance from bank regulatory agencies, and assessments of the impact of current and anticipated economic conditions on the loan portfolio. Allocations of the allowance may be made for specific loans, but the entire allowance is available for any loan that, in our judgment, should be charged-off. Loan losses are charged against the allowance when we believe the uncollectability of a loan is likely. The balance of the allowance represents our best estimate, but significant downturns in circumstances relating to loan quality or economic conditions could result in a requirement for an increased allowance in the future. Likewise, an upturn in loan quality or improved economic conditions may result in a decline in the required allowance in the future. In either instance, unanticipated changes could have a significant impact on the allowance and operating results.

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

Financial Overview

Our operating performance and financial condition continued to improve through the first quarter of 2013. In prior years, especially during the period of 2008 through 2010, our earnings performance was negatively impacted by substantial provisions to the allowance and problem asset administrative costs. During that period, ongoing state, regional and national economic struggles negatively impacted some of our borrowers’ cash flows and underlying collateral values, leading to increased nonperforming assets, higher loan charge-offs and increased overall credit risk within our loan portfolio. We have worked with our borrowers to develop constructive dialogue to strengthen our relationships and enhance our ability to resolve complex issues. As a result of those efforts and modestly improved economic conditions, we have experienced significant improvement in our asset quality since the early stages of 2011, resulting in substantially lower provisions to the allowance and problem asset administration costs. Although improving, economic conditions remain stressed in some sectors, most notably certain non-owner occupied commercial real estate markets. While we have increased our sales efforts to grow the commercial loan portfolio, we remain vigilant as to the administration and quality of our loan portfolio.

We recorded a net profit for the first quarter of 2013, our ninth consecutive quarterly net profit after over two years of quarterly losses. Significantly improved asset quality has resulted in lower provision expense and problem asset administration costs. In addition, our improved earnings performance reflects the many positive steps we have taken over the past five years to not only partially mitigate the impact of asset quality-related costs in the near term, but to establish an improved foundation for our longer-term performance as well. First, our net interest margin has improved as we have lowered local deposit rates and have replaced maturing high-rate deposits and borrowed funds with lower-costing funds, which has more than offset a decline in asset yields primarily due to a lower interest rate environment. Our commercial loan pricing initiatives have significantly mitigated the negative impact of a higher level of nonaccrual loans. In addition, we have increased our local deposit balances, reflecting the successful implementation of various initiatives, campaigns and product enhancements. The local deposit growth, combined with the reduction of loans outstanding, have provided for a substantial reduction of, and reliance on, wholesale funds and a reduction in our cost of funds. Lastly, our regulatory capital position remains strong.

Our asset quality metrics remain on an improving trend, and we are optimistic that the positive trend will continue. In aggregate dollar amounts, nonperforming asset levels have declined almost 84% since the peak level at March 31, 2010, and at March 31, 2013, were at the lowest level since March 31, 2007. Progress in the stabilization of economic and real estate market conditions has resulted in numerous loan rating upgrades and significantly lower volumes of loan rating downgrades, which when combined with increasing recoveries of prior loan charge-offs, have provided for a substantially lower provision expense.

45.

MERCANTILE BANK CORPORATION

Financial Condition

During the first three months of 2013, our total assets decreased $37.6 million, and totaled $1.39 billion as of March 31, 2013. The decline in total assets was comprised primarily of an $18.2 million reduction in total loans and a $15.3 million decrease in federal funds sold. Total deposits declined $42.4 million.

Our loan portfolio is primarily comprised of commercial loans. Commercial loans declined $19.5 million during the first three months of 2013, and at March 31, 2013 totaled $949.0 million, or 92.8% of the loan portfolio. A reduction of $12.4 million in the commercial and industrial segment comprised a majority of the decrease. Owner occupied commercial real estate (“CRE”) loans declined $6.2 million, while construction loans were down $2.9 million. Non-owner occupied CRE loans increased $2.9 million. The net decline in commercial loans is similar to the quarterly reductions we experienced during 2012, but a much smaller reduction than what we experienced during the previous three years. During the period of 2009 through 2011, we had made a concerted effort to reduce our non-owner occupied CRE and construction lending segments, and the sluggishness of business activity in our markets resulted in fewer opportunities to make quality loans. We employed a systematic approach to reduce our exposure to certain non-owner occupied CRE and construction businesses given the nature of that type of lending and depressed economic conditions. We believed that such a reduction was in our best interest when taking into account the increased inherent risk and nominal deposit balances associated with the targeted borrowing relationships.

Starting in early 2012, with a pruned commercial loan portfolio, an improved earnings performance and financial condition, and stabilized economic conditions, we significantly enhanced our commercial loan sales efforts. During the first quarter of 2013, we funded approximately $50 million in new commercial loans, continuing the trend from 2012 when we funded about $176 million in new commercial loans, a majority of which occurred during the latter half of the year. However, we continue to experience significant commercial loan principal paydowns and payoffs, resulting in a net decline in our commercial loan portfolio. A majority of these principal paydowns and payoffs are welcomed, such as on stressed loan relationships. We have also experienced some instances where well-performing relationships have been refinanced at other financial institutions and other situations where the borrower has sold the underlying asset, paying off the loan. In many of those cases where the loans were refinanced elsewhere, we believed the terms and conditions of the new lending arrangements were too aggressive, generally reflecting the very competitive banking environment in our markets. We remain committed to prudent underwriting standards that provide for an appropriate yield and risk relationship. In addition, we continue to receive accelerated principal paydowns from certain borrowers who have elevated deposit balances generally resulting from profitable operations and an apparent unwillingness to expand their businesses and/or replace equipment primarily due to economic- and tax-related uncertainties. Usage of existing commercial lines of credit remains relatively steady.

The commercial loan portfolio represents loans to businesses generally located within our markets. Approximately 71% of the commercial loan portfolio is primarily secured by real estate properties, with the remaining generally secured by other business assets such as accounts receivable, inventory and equipment. The continued concentration of the loan portfolio in commercial loans is consistent with our strategy of focusing a substantial amount of our efforts on commercial banking. Corporate and business lending is an area of expertise for our senior management team, and our commercial lenders have extensive commercial lending experience, with most having at least ten years’ experience. Of each of the loan categories that we originate, commercial loans are most efficiently originated and managed, thus limiting overhead costs by necessitating the attention of fewer employees. Our commercial lending business generates the largest portion of local deposits and is our primary source of demand deposits.

46.

MERCANTILE BANK CORPORATION

The following table summarizes our loan portfolio:

	3/31/13	12/31/12	9/30/12	6/30/12	3/31/12
Commercial:
Commercial & Industrial	$272,890,000	$285,322,000	$271,814,000	$277,428,000	$259,705,000
Land Development & Construction	45,174,000	48,099,000	56,622,000	58,774,000	61,262,000
Owner Occupied Commercial RE	253,089,000	259,277,000	276,185,000	276,361,000	271,337,000
Non-Owner Occupied Commercial RE	327,776,000	324,886,000	299,356,000	318,476,000	319,157,000
Multi-Family & Residential Rental	50,035,000	50,922,000	53,434,000	56,452,000	64,991,000

Total Commercial	948,964,000	968,506,000	957,411,000	987,491,000	976,452,000

Retail:
1-4 Family Mortgages	35,735,000	33,766,000	38,454,000	32,622,000	33,282,000
Home Equity & Other Consumer Loans	38,257,000	38,917,000	39,423,000	40,883,000	41,940,000

Total Retail	73,992,000	72,683,000	77,877,000	73,505,000	75,222,000

Total	$1,022,956,000	$1,041,189,000	$1,035,288,000	$1,060,996,000	$1,051,674,000

Residential mortgage loans and consumer loans increased in aggregate $1.3 million during the first three months of 2013, and at March 31, 2013, totaled $74.0 million, or 7.2% of the total loan portfolio. Although the residential mortgage loan and consumer loan portfolios may increase in future periods, we expect the commercial sector of the lending efforts and resultant assets to remain the dominant loan portfolio category.

Our credit policies establish guidelines to manage credit risk and asset quality. These guidelines include loan review and early identification of problem loans to provide appropriate loan portfolio administration. The credit policies and procedures are meant to minimize the risk and uncertainties inherent in lending. In following these policies and procedures, we must rely on estimates, appraisals and evaluations of loans and the possibility that changes in these could occur quickly because of changing economic conditions. Identified problem loans, which exhibit characteristics (financial or otherwise) that could cause the loans to become nonperforming or require restructuring in the future, are included on an internal watch list. Senior management and the Board of Directors review this list regularly. Market value estimates of collateral on impaired loans, as well as on foreclosed and repossessed assets, are reviewed periodically; however, we have a process in place to monitor whether value estimates at each quarter-end are reflective of current market conditions. Our credit policies establish criteria for obtaining appraisals and determining internal value estimates. We may also adjust outside and internal valuations based on identifiable trends within our markets, such as recent sales of similar properties or assets, listing prices and offers received. In addition, we may discount certain appraised and internal value estimates to address distressed market conditions.

47.

MERCANTILE BANK CORPORATION

Our asset quality continued to improve significantly during the first three months of 2013, and has now been on an improving trend over the past three years. Nonperforming assets, comprised of nonaccrual loans and foreclosed properties, totaled $19.8 million as of March 31, 2013, compared to $25.9 million as of December 31, 2012. The volume of nonperforming assets has generally been on a declining trend since the peak of $117.6 million on March 31, 2010, and is currently at its lowest level since March 31, 2007. The level of nonperforming assets began to increase during 2007, with ongoing and significant increases during 2008 and 2009. The increases primarily reflected the impact of poor economic conditions and the resulting negative impact on many of our commercial borrowers’ operating results and financial condition, but were also indicative of our aggressive posture and conservative loan administration practices in regards to measuring borrower financial strength and assigning loan grades on the entire commercial loan portfolio, and developing workout strategies for financially-troubled borrowers. Since 2009, the level of additions to the nonperforming asset category has declined significantly, while the level of interest in, and sales of, foreclosed properties and assets securing nonperforming loans has increased substantially. The resulting impact of our loan administration strategies, combined with a stabilization of economic conditions, have provided for significant improvement in our asset quality and have given us guarded optimism that the momentum will continue in future periods.

The substantial and rapid collapse of the residential real estate market that began in 2007 had a significant negative impact on the residential real estate development lending portion of our business. The resulting decline in real estate prices and slowdown in sales stretched the cash flow of our local developers and eroded the value of our underlying collateral, which caused elevated levels of nonperforming assets and net loan charge-offs. From the period of 2007 through most of 2011, we witnessed stressed economic conditions in Michigan and throughout the country. The resulting decline in business revenue negatively impacted the cash flows of many of our borrowers, some to the point where loan payments became past due. In addition, real estate prices have fallen significantly, thereby exposing us to larger-than-typical losses in those instances where the sale of collateral was the primary source of repayment. Also during that time, we saw deterioration in guarantors’ financial capacities to fund deficient cash flows and reduce or eliminate collateral deficiencies.

Throughout 2008, we experienced a rapid deterioration in a number of commercial loan relationships which previously had been performing satisfactorily. Analysis of certain commercial borrowers revealed a reduced capability to make required payments as indicated by factors such as delinquent loan payments, diminished cash flow, deteriorating financial performance, or past due property taxes, and in the case of commercial and residential development projects slow absorption or sales trends. In addition, commercial real estate is the primary source of collateral for many of these borrowing relationships and updated evaluations and appraisals in many cases reflected significant declines from the original estimated values.

Throughout 2009, 2010 and 2011, we saw a continuation of the stresses caused by the poor economic conditions, especially in the non-owner occupied CRE markets. High vacancy rates or slow absorption resulted in inadequate cash flow generated from some real estate projects we financed and required guarantors to provide personal funds to make full contractual loan payments and pay other operating costs. In some cases, the guarantors’ cash and other liquid reserves became seriously diminished. In other cases, sale of the collateral, either by the borrower or us, was our primary source of repayment.

48.

MERCANTILE BANK CORPORATION

As of March 31, 2013, nonperforming assets totaled $18.9 million, or 1.4% of total assets, compared to $25.9 million (1.8% of total assets) and $52.2 million (3.7% of total assets) as of December 31, 2012 and March 31, 2012, respectively. The reductions primarily reflect principal payments and charge-offs on nonaccrual loans, as well as sales proceeds and valuation write-downs on foreclosed properties. The $7.0 million reduction during the first three months of 2013 and the $33.3 million decline during the twelve-month period ended March 31, 2013, equate to declines of 27.1% and 63.8%, respectively. As of March 31, 2013, nonperforming loans and foreclosed properties consisting of non-owner occupied CRE totaled $8.7 million, reflecting reductions of $4.5 million and $20.2 million during the past three and twelve months, respectively. Nonperforming loans secured by, and foreclosed properties consisting of, owner occupied CRE properties totaled $2.7 million at March 31, 2013, reflecting reductions of $0.8 million and $5.0 million during the past three and twelve months, respectively.

The following table provides a breakdown of nonperforming assets by collateral type:

	3/31/13	12/31/12	9/30/12	6/30/12	3/31/12
Residential Real Estate:
Land Development	$1,370,000	$2,362,000	$3,318,000	$3,946,000	$3,762,000
Construction	448,000	476,000	645,000	965,000	1,242,000
Owner Occupied / Rental	4,027,000	4,812,000	5,426,000	5,982,000	6,437,000

	5,845,000	7,650,000	9,389,000	10,893,000	11,441,000

Commercial Real Estate:
Land Development	755,000	789,000	1,158,000	1,174,000	1,531,000
Construction	0	0	0	0	403,000
Owner Occupied	2,708,000	3,534,000	6,395,000	6,850,000	7,687,000
Non-Owner Occupied	8,722,000	13,232,000	17,613,000	19,386,000	28,954,000

	12,185,000	17,555,000	25,166,000	27,410,000	38,575,000

Non-Real Estate:
Commercial Assets	869,000	734,000	1,386,000	1,765,000	2,144,000
Consumer Assets	1,000	1,000	1,000	1,000	14,000

	870,000	735,000	1,387,000	1,766,000	2,158,000

Total	$18,900,000	$25,940,000	$35,942,000	$40,069,000	$52,174,000

49.

MERCANTILE BANK CORPORATION

The following table provides a reconciliation of nonperforming assets:

	1st Qtr 2013	4th Qtr 2012	3rd Qtr 2012	2nd Qtr 2012	1st Qtr 2012
Beginning balance	$25,940,000	$35,942,000	$40,069,000	$52,174,000	$60,356,000
Additions	692,000	3,691,000	158,000	3,306,000	9,651,000
Returns to performing status	0	(37,000)	0	0	(737,000)
Principal payments	(3,512,000)	(6,960,000)	(1,245,000)	(11,357,000)	(5,533,000)
Sale proceeds	(1,887,000)	(4,858,000)	(1,190,000)	(1,586,000)	(9,282,000)
Loan charge-offs	(2,116,000)	(1,202,000)	(1,003,000)	(1,337,000)	(1,691,000)
Valuation write-downs	(217,000)	(636,000)	(847,000)	(1,131,000)	(590,000)

Total	$18,900,000	$25,940,000	$35,942,000	$40,069,000	$52,174,000

Through the first three months of 2013, the level of net loan charge-offs continued to significantly decline, especially in comparison to the levels during 2010 and 2009. The reduction primarily reflects a decline in nonperforming loans and an increase in the level of recoveries of prior period loan losses. During the first three months of 2013, net loan charge-offs totaled $1.1 million, or an annualized 0.5% of average total loans. For comparative purposes, net loan charge-offs equaled 0.5%, 1.4%, 2.4% and 2.2% of average loans during 2012, 2011, 2010 and 2009, respectively. Approximately 83% of the gross loan charge-offs during the first three months of 2013 represent the charge-off of specific reserves that were created through provision expense in prior periods. Loan loss recoveries totaled $1.3 million during the first three months of 2013. For comparative purposes, loan loss recoveries totaled $7.9 million, $4.2 million, $2.8 million and $1.4 million in 2012, 2011, 2010 and 2009, respectively. We are optimistic we will see further declines in net loan charge-offs in future periods, although net loan charge-offs may remain elevated from historical averages for the next several quarters.

50.

MERCANTILE BANK CORPORATION

The following table provides a breakdown of net loan charge-offs (recoveries) by collateral type:

	1st Qtr 2013	4th Qtr 2012	3rd Qtr 2012	2nd Qtr 2012	1st Qtr 2012
Residential Real Estate:
Land Development	$690,000	$(119,000)	$77,000	$(110,000)	$38,000
Construction	0	0	0	10,000	0
Owner Occupied / Rental	479,000	16,000	166,000	50,000	237,000

	1,169,000	(103,000)	243,000	(50,000)	275,000

Commercial Real Estate:
Land Development	(210,000)	55,000	16,000	(7,000)	103,000
Construction	0	0	0	0	0
Owner Occupied	54,000	515,000	86,000	(164,000)	793,000
Non-Owner Occupied	61,000	(112,000)	1,317,000	(1,525,000)	4,341,000

	(95,000)	458,000	1,419,000	(1,696,000)	5,237,000

Non-Real Estate:
Commercial Assets	69,000	(935,000)	(148,000)	(14,000)	81,000
Consumer Assets	(1,000)	(35,000)	13,000	14,000	(4,000)

	68,000	(970,000)	(135,000)	0	77,000

Total	$1,142,000	$(615,000)	$1,527,000	$(1,746,000)	$5,589,000

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

51.

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

A migration analysis is completed quarterly to assist us in determining appropriate reserve allocation factors for non-impaired commercial loans. Our migration analysis takes into account various time periods, and while we have generally historically placed most weight on the eight-quarter time frame, consideration was given to other time periods as part of our assessment. Given the stabilizing loan losses experienced in recent quarters in comparison to loan losses recorded in the more stressed economic conditions in earlier time periods, we decided to transition from the eight-quarter time frame to a longer twelve-quarter time frame during 2012. We believe the twelve-quarter period represents a more appropriate range of economic conditions, and that it provides for a more relevant basis in determining reserve allocation factors given current economic conditions and the general consensus of economic conditions in the near future.

Although the migration analysis provides a historical accounting of our net loan losses, it is not able to fully account for environmental factors that will also very likely impact the collectability of our commercial loans as of any quarter-end date. Therefore, we incorporate the environmental factors as adjustments to the historical data. Environmental factors include both internal and external items. We believe the most significant internal environmental factor is our credit culture and the relative aggressiveness in assigning and revising commercial loan risk ratings. Although we have been consistent in our approach to commercial loan ratings, the stressed economic conditions of the past several years have resulted in an even higher sense of aggressiveness with regards to the downgrading of lending relationships. For example, we made revisions to our grading paradigms in early 2009 that mathematically resulted in commercial loan relationships being more quickly downgraded when signs of stress are noted, such as slower sales activity for construction and land development commercial real estate relationships and reduced operating performance/cash flow coverage for commercial and industrial relationships. These changes, coupled with the stressed economic environment, resulted in significant downgrades and the need for substantial provisions to the allowance during the three-year period ended December 31, 2010. To more effectively manage our commercial loan portfolio, we also created a specific group tasked with managing our most distressed lending relationships.

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

Reflecting the stressed economic conditions and resulting negative impact on our loan portfolio, we substantially increased the allowance as a percent of the loan portfolio beginning in 2009. However, with the improved quality of our loan portfolio, we have reduced the allowance in recent periods. The allowance equaled $26.0 million, or 2.6% of total loans outstanding, as of March 31, 2013, compared to 2.8%, 3.4%, 3.6%, 3.1%, 1.5% and 1.4% at year-end 2012, 2011, 2010, 2009, 2008 and 2007, respectively. A significant portion of the decline in the level of the allowance during the first three months of 2013 and during 2012 reflects the charge-off of specific reserves that were created in prior periods and the elimination and reduction of specific reserves due to successful collection efforts, while the remainder of the decline is primarily associated with commercial loan upgrades and reductions in many reserve allocation factors on non-impaired commercial loans resulting from the impact of lower net loan charge-offs in recent periods on our migration calculations.

As of March 31, 2013, the allowance was comprised of $11.1 million in general reserves relating to non-impaired loans, $1.1 million in specific reserve allocations relating to nonaccrual loans, and $13.8 million in specific reserves on other loans, primarily accruing loans designated as troubled debt restructurings. Troubled debt restructurings totaled $47.6 million at March 31, 2013, consisting of $8.5 million that are on nonaccrual status and $39.1 million that are on accrual status. The latter, while considered and accounted for as impaired loans in accordance with accounting guidelines, is not included in our nonperforming loan totals. Impaired loans with an aggregate carrying value of $11.3 million as of March 31, 2013 had been subject to previous partial charge-offs aggregating $9.4 million. Those partial charge-offs were recorded as follows: $0.8 million during the first three months of 2013, $2.2 million in 2012, $1.9 million in 2011, $3.9 million in 2010 and $0.6 million in 2009. As of March 31, 2013, specific reserves allocated to impaired loans that had been subject to a previous partial charge-off totaled $0.1 million.

Although we believe the allowance is adequate to absorb loan losses as they arise, there can be no assurance that we will not sustain loan losses in any given period that could be substantial in relation to, or greater than, the size of the allowance.

53.

MERCANTILE BANK CORPORATION

Securities decreased $1.7 million during the first three months of 2013, totaling $152.0 million as of March 31, 2013. Proceeds from called U.S. Government agency bonds during the first three months of 2013 totaled $9.5 million, with another $2.6 million from principal paydowns on mortgage-backed securities and $0.2 million from principal payments on Michigan Strategic Fund bonds. Purchases during the first three months of 2013, consisting almost exclusively of U.S. Government agency bonds, totaled $15.0 million. At March 31, 2013, the portfolio was comprised of U.S. Government agency bonds (55%), tax-exempt municipal general obligation and revenue bonds (16%), U.S. Government agency issued or guaranteed mortgage-backed securities (13%), FHLB stock (8%), Michigan Strategic Fund bonds (7%) and mutual funds (1%). All of our securities, exclusive of FHLB stock, are currently designated as available for sale, and are therefore stated at fair value. The fair value of securities designated as available for sale at March 31, 2013 totaled $140.0 million, including a net unrealized gain of $2.6 million. We maintain the securities portfolio at levels to provide adequate pledging and secondary liquidity for our daily operations. In addition, the securities portfolio serves a primary interest rate risk management function.

FHLB stock totaled $12.0 million as of March 31, 2013, unchanged from December 31, 2012. Our investment in FHLB stock is necessary to engage in their advance and other financing programs. We received a quarterly cash dividend at a rate of 3.50% per annum during the first quarter of 2013 and at average rates of approximately 3.25%, 2.50% and 2.00% per annum during 2012, 2011 and 2010, respectively, and we expect a cash dividend will continue to be paid in future periods.

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

Federal funds sold, consisting of excess funds sold overnight to a correspondent bank, along with investments in interest-bearing deposits at correspondent and other banks, are used to manage daily liquidity needs and interest rate sensitivity. During the first three months of 2013, the average balance of these funds equaled $97.0 million, or 7.6% of average earning assets, compared to the 6.7%, 6.1%, 4.5% and 3.0% maintained during 2012, 2011, 2010 and 2009, respectively, considerably higher than our historical average of less than 1.0%. Given the stressed market and economic conditions, we made the decision in early 2009 to operate with a higher than traditional balance of federal funds sold and interest-bearing deposits. Reflecting our improved operating performance and financial condition, we expect to reduce the level of average federal funds sold in future periods, likely to an average of 3.0% to 4.0% of average earning assets; however, until market and economic conditions return to more normalized levels, the average balance of federal funds sold and interest-bearing balances will likely remain well above our historical average of less than 1.0%.

Net premises and equipment at March 31, 2013 equaled $25.7 million, a decrease of $0.3 million during the first three months of 2013. Purchases of premises and equipment during the first three months of 2013 totaled less than $0.1 million, while depreciation expense totaled $0.3 million. On December 30, 2009, all FDIC-insured financial institutions were required to prepay estimated FDIC deposit insurance assessments for the fourth quarter of 2009 and the years 2010, 2011 and 2012. The amount we paid equaled $16.3 million, which is being expensed over the future quarterly assessment periods. As of March 31, 2013, the balance of this prepaid asset was $8.0 million. Under current regulation, any unused portion of the amount prepaid remaining after payment of amounts due on June 30, 2013 will be returned to us by the FDIC.

54.

MERCANTILE BANK CORPORATION

Foreclosed and repossessed assets totaled $6.5 million at March 31, 2013, compared to $7.0 million on December 31, 2012, $15.3 million on December 31, 2011, $16.7 million on December 31, 2010 and $26.6 million on December 31, 2009. The $0.5 million decrease during the first three months of 2013 consisted of $1.9 million in sales proceeds and $0.2 million in valuation write-downs, which were partially offset by $1.6 million in transfers from the loan portfolio. While we expect further transfers from loans to foreclosed and repossessed assets in future periods reflecting our collection efforts on impaired lending relationships, we are optimistic that the increased sales activity we witnessed during the past couple of years will continue and limit the overall increase in, and average balance of, this nonperforming asset category.

Total deposits decreased $42.4 million during the first three months of 2013, totaling $1.09 billion at March 31, 2013. Local deposits decreased $5.2 million, while out-of-area deposits decreased $37.2 million. As a percent of total deposits, local deposits equaled 78.7% on March 31, 2013, compared to 76.2%, 70.3%, 60.0%, 48.3% and 29.4% on December 31, 2012, 2011, 2010, 2009 and 2008, respectively. In comparing balances as of March 31, 2013 to those at December 31, 2008, total deposits have declined $506.8 million, consisting of a $389.8 million increase in local deposits and an $896.6 million decrease in out-of-area deposits. The decline in out-of-area deposits primarily results from the decline in total loans and the increase in local deposits. The increase in local deposits reflects various programs and initiatives we have implemented over the past several years, including: implementation of several deposit-gathering initiatives in our commercial lending function, introduction of new deposit-related products and services, certificate of deposit campaign, and the continuation of providing our customers with the latest in technological advances that give improved information, convenience and timeliness.

Noninterest-bearing checking accounts averaged $176.3 million during the first three months of 2013, compared to an average balance of $164.1 million during 2012, $137.0 million during 2011, and $110 million to $120 million over the prior several years. A majority of the increase over the past several years primarily represents transfers from our securities sold under agreement to repurchase (“repurchase agreement”) product, reflecting a change in rates offered on the repurchase agreement product whereby for certain lower-balance customers, maintaining their relationship with us in a noninterest-bearing checking account was less expensive for them than keeping their funds in the repurchase agreement product when taking into account the rate paid and fees assessed. In addition, we have experienced increased deposit balances from many of our existing business customers and have opened noninterest-bearing checking accounts as part of new commercial lending relationships.

Local interest-bearing checking accounts increased $9.1 million during the first three months of 2013, and are up $146.9 million since year-end 2008. Money market deposit accounts decreased $5.2 million during the first three months of 2013, but are up $114.4 million since year-end 2008. The net increase in both interest-bearing checking accounts and money market deposit accounts over the past several years reflects the success of our enhanced products and marketing programs, as well as relatively aggressive rates, which resulted in many new individual, business and municipality deposits and increased balances from existing deposit account holders and transfers from maturing certificates of deposit. Savings deposits decreased $1.9 million during the first three months of 2013, but are up $4.7 million since year-end 2008. We typically experience relatively large balance fluctuations in our savings deposit products, primarily reflecting periodic deposits and withdrawals from several local municipal customers, as well as from certain municipal depositors transferring funds between savings accounts, certificates of deposit and repurchase agreements. In addition, some customers have transferred their savings balances to other deposit products, particularly interest-bearing checking and money market deposit accounts.

55.

MERCANTILE BANK CORPORATION

Certificates of deposit purchased by customers located within our market areas declined $6.4 million during the first three months of 2013, but have increased $45.2 million since year-end 2008. A majority of the increase since year-end 2008 reflects our enhanced marketing campaigns and savings accounts transfers from certain municipal customers. Deposits obtained from customers located outside of our market areas decreased $37.2 million during the first three months of 2013, and have declined $896.6 million since year-end 2008. As of March 31, 2013, out-of-area deposits totaled $232.6 million. Out-of-area deposits primarily consist of certificates of deposit obtained from depositors located outside our market areas and placed by deposit brokers for a fee, but also include certificates of deposit obtained from the deposit owners directly. The owners of out-of-area deposits include individuals, businesses and municipalities located throughout the United States. In addition, in early 2011 we established an interest-bearing checking account relationship with an out-of-area depositor engaged in the management of retirement accounts. This custodial relationship totaled $21.4 million as of March 31, 2013. Per our request, and reflecting our strategy to reduce our federal funds sold position, we have recently provided notice to this customer that we wish to terminate this deposit relationship; therefore, we expect this deposit account to be closed and the funds withdrawn within the next 60 to 90 days. The significant decline in out-of-area deposits since year-end 2008 primarily reflects the influx of cash resulting from the reduction in total loans and increase in local deposits.

Repurchase agreements increased $4.0 million during the first three months of 2013, totaling $68.7 million as of March 31, 2013. Repurchase agreements declined $7.8 million and $44.4 million during 2012 and 2011, respectively, a vast majority of which reflects transfers to noninterest-bearing checking accounts. As part of our sweep account program, collected funds from certain business noninterest-bearing checking accounts are invested into over-night interest-bearing repurchase agreements. Such repurchase agreements are not deposit accounts and are not afforded federal deposit insurance.

FHLB advances were unchanged during the first three months of 2013, but are down $235.0 million since year-end 2008. As of March 31, 2013, FHLB advances totaled $35.0 million. The decline in FHLB advances since year-end 2008 primarily reflects the influx of cash resulting from the reduction in total loans and increase in local deposits. The FHLB advances are collateralized by residential mortgage loans, first mortgage liens on multi-family residential property loans, first mortgage liens on commercial real estate property loans, and substantially all other assets of our bank, under a blanket lien arrangement. Our borrowing line of credit as of March 31, 2013 totaled about $157 million, with availability approximating $116 million.

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

To assist in providing needed funds, we have regularly obtained monies from wholesale funding sources. Wholesale funds, primarily comprised of deposits from customers outside of our market areas and advances from the FHLB, totaled $267.6 million, or 22.4% of combined deposits and borrowed funds, as of March 31, 2013, compared to $304.8 million, or 24.7% of combined deposits and borrowed funds as of December 31, 2012, and $1.41 billion, or 71.5% of combined deposits and borrowed funds as of December 31, 2008. The significant decline since year-end 2008 primarily reflects the influx of cash resulting from the reduction in total loans and increased local deposits.

56.

MERCANTILE BANK CORPORATION

Although local deposits have generally increased as new business, municipality and individual deposit relationships are established and as existing customers increase the balances in their accounts, and we witnessed significant local deposit growth during the past several years, some reliance on wholesale funds will likely remain, although at a substantially lower degree than historical levels. As part of our current interest rate risk management strategy, a vast majority of our wholesale funds have a fixed interest rate and mature within five years, reflecting the fact that a majority of commercial loans have a floating interest rate or a fixed interest rate and balloon in five years from origination date. We have developed a comprehensive contingency funding plan which we believe mitigates any increased liquidity risk from our wholesale funding program.

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

As part of our sweep account program, collected funds from certain business noninterest-bearing checking accounts are invested into over-night interest-bearing repurchase agreements. Such repurchase agreements are not deposit accounts and are not afforded federal deposit insurance. Repurchase agreements increased $4.0 million during the first three months of 2013, totaling $68.7 million as of March 31, 2013. Repurchase agreements declined $7.8 million and $44.4 million during 2012 and 2011, respectively, a vast majority of which reflects transfers to noninterest-bearing checking accounts. Information regarding our repurchase agreements as of March 31, 2013 and during the first three months of 2013 is as follows:

Outstanding balance at March 31, 2013	$68,744,000
Weighted average interest rate at March 31, 2013	0.12%
Maximum daily balance three months ended March 31, 2013	$76,979,000
Average daily balance for three months ended March 31, 2013	$67,762,000
Weighted average interest rate for three months ended March 31, 2013	0.12%

As a member of the FHLB, we have access to the FHLB advance borrowing programs. FHLB advances were unchanged during the first three months of 2013, but are down $235.0 million since year-end 2008. As of March 31, 2013, FHLB advances totaled $35.0 million. The decline in FHLB advances since year-end 2008 primarily reflects the influx of cash resulting from the reduction in total loans and increase in local deposits. Based on available collateral at March 31, 2013, we could borrow an additional $116.2 million.

We also have the ability to borrow up to $38.0 million on a daily basis through correspondent banks using established unsecured federal funds purchased lines of credit. We did not access these lines of credit during first three months of 2013; in fact, we have not accessed the lines of credit since January of 2010. In contrast, federal funds sold averaged $86.3 million during the first three months of 2013 and $75.7 million during 2012, with another $10.8 million invested in interest-bearing deposits at correspondent banks during the first three months of 2013 and $10.5 million during 2012. Given the volatile market and stressed economic conditions, we have been operating with a higher than normal balance of federal funds sold and interest-bearing deposits over the past several years. Reflecting our improved operating performance and financial condition, we expect to reduce the level of average federal funds sold in future periods, likely to an average of 3.0% to 4.0% of average earning assets; however, until market and economic conditions return to more normalized levels, the average balance of federal funds sold and interest-bearing balances will likely remain well above our historical average of less than 1.0%.

57.

MERCANTILE BANK CORPORATION

We have a line of credit through the Discount Window of the Federal Reserve Bank of Chicago. Using a substantial majority of our tax-exempt municipal securities as collateral, we could have borrowed up to $19.7 million as of March 31, 2013. We did not utilize this line of credit during the first three months of 2013 or at any time during 2012, 2011, 2010 or 2009, and do not plan to access this line of credit in future periods.

The following table reflects, as of March 31, 2013, significant fixed and determinable contractual obligations to third parties by payment date, excluding accrued interest:

	One Year or Less	One to Three Years	Three to Five Years	Over Five Years	Total
Deposits without a stated maturity	$601,901,000	$0	$0	$0	$601,901,000
Certificates of deposit	187,240,000	167,081,000	136,568,000	0	490,889,000
Short-term borrowings	68,744,000	0	0	0	68,744,000
Federal Home Loan Bank advances	0	0	35,000,000	0	35,000,000
Subordinated debentures	0	0	0	32,990,000	32,990,000
Other borrowed money	0	0	0	1,525,000	1,525,000

In addition to normal loan funding and deposit flow, we must maintain liquidity to meet the demands of certain unfunded loan commitments and standby letters of credit. As of March 31, 2013, we had a total of $360.3 million in unfunded loan commitments and $10.3 million in unfunded standby letters of credit. Of the total unfunded loan commitments, $266.3 million were commitments available as lines of credit to be drawn at any time as customers’ cash needs vary, and $94.0 million were for loan commitments expected to close and become funded within the next twelve months. The level of commitments to make loans over the past several years had declined significantly when compared to historical levels, primarily reflecting stressed economic conditions; however, the $94.0 million level at March 31, 2013 is relatively high when compared to the levels over the past several years. The increase primarily reflects the impact of our improved operating performance and financial condition, expanded sales efforts and modestly improved economic conditions. We regularly monitor fluctuations in loan balances and commitment levels, and include such data in our overall liquidity management.

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

Capital Resources

Shareholders’ equity was $149.7 million at March 31, 2013, compared to $146.6 million at December 31, 2012. The $3.1 million increase during the first three months of 2013 is primarily due to net income attributable to common shares of $4.4 million, partially offset by cash dividends on common shares totaling $0.9 million and a $0.7 million decline in the market value of our available for sale securities portfolio.

58.

MERCANTILE BANK CORPORATION

We and our bank are subject to regulatory capital requirements administered by state and federal banking agencies. Failure to meet the various capital requirements can initiate regulatory action that could have a direct material effect on the financial statements. The increase in shareholders’ equity during the first three months of 2013 provided for improved regulatory capital ratios, and our bank remains “well capitalized”. As of March 31, 2013, our bank’s total risk-based capital ratio was 15.4%, compared to 14.7% at December 31, 2012. Our bank’s total regulatory capital, consisting of shareholders’ equity plus a portion of the allowance, increased by $5.3 million during the first three months of 2013, primarily reflecting net income of $4.8 million and a $2.5 million decrease in the amount of ineligible net deferred tax asset, which more than offset $1.8 million in cash dividends paid. In addition to the increased total regulatory capital, our bank’s total risk-based capital ratio increased due to a decline of $16.4 million in total risk-weighted assets, primarily resulting from a reduction in commercial loans. As of March 31, 2013, our bank’s total regulatory capital equaled $179.1 million, or approximately $62 million in excess of the 10.0% minimum which is among the requirements to be categorized as “well capitalized”. Our and our bank’s capital ratios as of March 31, 2013 and December 31, 2012 are disclosed in Note 12 of the Notes to Condensed Consolidated Financial Statements.

Our and our bank’s ability to pay cash and stock dividends is subject to limitations under various laws and regulations and to prudent and sound banking practices. On October 11, 2012, our Board of Directors declared a cash dividend on our common stock in the amount of $0.09 per share that was paid on December 10, 2012 to shareholders of record as of November 9, 2012. This represented our first common stock cash dividend since the first quarter of 2010, as in April 2010 we had suspended payments of cash dividends on our common stock. On January 10, 2013, our Board of Directors declared a cash dividend on our common stock in the amount of $0.10 per share that was paid on March 8, 2013 to shareholders of record as of February 8, 2013. On April 11, 2013, our Board of Directors declared a cash dividend on our common stock in the amount of $0.11 per share that will be paid on June 10, 2013 to shareholders of record as of May 10, 2013.

Results of Operations

We recorded net income attributable to common shares of $4.4 million, or $0.51 per basic share and $0.50 per diluted share, for the first quarter of 2013, compared to net income attributable to common shares of $2.6 million, or $0.30 per basic share and $0.28 per diluted share, for the first quarter of 2012.

The improved earnings performance in the first quarter of 2013 compared to the respective prior-year period primarily resulted from a negative loan loss provision and decreased overhead costs. The negative provision expense recorded during the first quarter of 2013 is the result of several factors, including continued progress towards loan recoveries as well as a reduced level of loan-rating downgrades and ongoing loan-rating upgrades as the quality of the loan portfolio continued to improve. The decline in overhead costs mainly resulted from decreased nonperforming asset costs. Gains on sales of other real estate, which are netted against nonperforming asset costs, contributed significantly to the reduction in costs associated with the administration and resolution of problem assets in the first quarter of 2013 compared to the prior-year first quarter; excluding the impact of these gains, nonperforming asset costs still decreased as the level of problem assets continued to decline.

Costs associated with the administration and resolution of problem assets remain elevated; however, these costs trended downward during 2011, 2012, and into 2013 as the level of nonperforming assets declined. Although decreasing, the level of nonperforming assets remains elevated when compared to pre-2007 reporting periods as a result of the state, regional and national economic struggles experienced over the past several years and related impact on certain of our borrowers. We expect continued reductions in nonperforming asset administration and resolution costs in future periods as the level of nonperforming assets continues to decline.

59.

MERCANTILE BANK CORPORATION

Interest income during the first quarter of 2013 was $14.2 million, a decrease of $1.4 million, or 8.6%, from the $15.6 million earned during the first quarter of 2012. The reduction in interest income is primarily attributable to a declining yield on earning assets, and to a much lesser extent, a decrease in earning assets and the first quarter of 2013 having one less calendar day than the prior-year first quarter.

During the first quarter of 2013 and 2012, earning assets had a weighted average yield (tax equivalent-adjusted basis) of 4.55% and 4.87%, respectively. The decline in earning asset yield in the first quarter of 2013 compared to the prior-year first quarter resulted from a decreased yield on average loans, a change in average earning asset mix involving an increase in lower-yielding average federal funds sold as a percentage of average earning assets, and a decreased yield on average securities.

The yield on average loans was 5.05% in the first quarter of 2013 compared to 5.20% in the respective 2012 period. The lower yield on average loans in the first quarter of 2013 compared to the prior-year first quarter mainly resulted from a decreased yield on average commercial loans, which equaled 5.07% in the current-year first quarter compared to 5.22% in the respective prior-year period. The commercial loan yield was negatively impacted by the lowering of rates on certain commercial loans throughout 2012 and into 2013 as a result of borrowers warranting decreased loan rates due to improved financial performance, the renewal of certain maturing term loans at lower rates, and competitive pricing pressures. In addition, the commercial loan yield was negatively impacted by an ongoing interest rate risk management strategy implemented in early 2011 whereby certain commercial loan relationships are being converted from the Mercantile Bank Prime Rate to the Wall Street Journal Prime Rate; this strategy, which helps mitigate interest rate risk exposure in an increasing rate environment, has a short-term negative impact on net interest income as the conversions generally involve interest rate reductions. The commercial loan yield in the first quarter of 2012 was negatively impacted by a $154,000 net decline in the present values of the purchased and sold interest rate caps; excluding the impact of this net decline, the yields on average commercial loans and average total loans were 5.28% and 5.26%, respectively, in the first quarter of 2012; the yields on average commercial loans and average total loans in the first quarter of 2013 were not materially impacted by the nominal net decline in the present values of the purchased and sold interest rate caps that was recorded during the quarter.

Average loans equaled 80.7% of average earning assets during the first quarter of 2013, while average securities, federal funds sold, and interest-bearing deposit balances equaled 11.7%, 6.8%, and 0.8%, respectively. During the first quarter of 2012, average loans, securities, federal funds sold, and interest-bearing deposit balances represented 82.3%, 13.0%, 3.9%, and 0.8%, respectively, of average earning assets.

The yield on average securities was 3.84% in the first quarter of 2013 compared to 4.43% in the respective 2012 period. The lower yield on average securities in the first quarter of 2013 compared to the prior-year first quarter mainly resulted from a decreased yield on U.S. Government agency bonds, reflecting a decline in market rates, and to a much lesser extent, a shift in the securities portfolio mix from higher-yielding mortgage-backed and municipal securities to lower-yielding agency bonds. The yield on U.S. Government agency bonds was 3.25% in the first quarter of 2013 compared to 4.19% in the first quarter of 2012. Purchases of U.S. Government agency bonds with lower yields during 2012 and the first quarter of 2013 using proceeds received from called bonds of the same type and principal paydowns on mortgage-backed securities negatively impacted the yield on average securities. The bond purchases were necessary to meet collateral requirements and internal funds management policy guidelines. Unaccreted discount totaling $9,000 and $106,000 related to called agency bonds was recognized as income during the first quarter of 2013 and 2012, respectively; excluding the unaccreted discount, the yield on U.S. Government agency bonds would have been 3.20% in the first quarter of 2013 and 3.62% in the first quarter of 2012.

60.

MERCANTILE BANK CORPORATION

Average U.S. Government agency bonds, municipal securities, and mortgage-backed securities represented 53.4%, 16.4%, and 13.8%, respectively, of average total securities during the first quarter of 2013 compared to 44.5%, 18.8%, and 19.5%, respectively, during the first quarter of 2012.

During the first quarter of 2013, earning assets averaged $1.28 billion, a decline of $15.5 million, or 1.2%, from the $1.29 billion in average earning assets during the first quarter of 2012. Average federal funds sold increased $36.3 million, average loans decreased $33.2 million, average securities decreased $19.3 million, and average interest-bearing deposit balances increased $0.7 million.

Interest expense during the first quarter of 2013 was $2.8 million, a decrease of $0.9 million, or 25.2%, from the $3.7 million expensed during the first quarter of 2012. The reduction in interest expense in the first quarter of 2013 compared to the respective 2012 period is attributable to a decrease in the weighted average cost of interest-bearing liabilities and, to a much lesser extent, a decline in the volume of average interest-bearing liabilities.

During the first quarter of 2013 and 2012, interest-bearing liabilities had a weighted average rate of 1.05% and 1.35%, respectively. The lower weighted average cost of interest-bearing liabilities in the first quarter of 2013 compared to the prior-year first quarter was primarily due to decreases in the costs of certain non-certificate of deposit and various certificate of deposit account categories, and to a much lesser extent, a change in interest-bearing liability mix, most notably a decrease in higher-costing average certificates of deposit and increases in certain lower-costing non-certificate of deposit accounts as a percentage of average interest-bearing liabilities. Market interest rates began falling in the latter part of 2007 and have remained low since. The lowering of interest rates on non-certificate of deposit accounts and repurchase agreements during 2012 positively impacted the weighted average cost of interest-bearing liabilities in the first quarter of 2013 compared to the respective 2012 period. In addition, maturing fixed-rate certificates of deposit and FHLB advances were renewed at lower rates, replaced by lower-costing funds, or allowed to runoff during 2012 and the first three months of 2013.

During the first quarter of 2013, interest-bearing liabilities averaged $1.06 billion, or $33.6 million lower than average interest-bearing liabilities of $1.09 billion during the prior-year first quarter. Average interest-bearing deposits were down $26.7 million, while average FHLB advances decreased $10.0 million, short-term borrowings increased $3.0 million, and average other borrowings increased $0.1 million.

Net interest income during the first quarter of 2013 was $11.5 million, a decrease of $0.4 million, or 3.5%, from the $11.9 million earned during the first quarter of 2012. The decrease in net interest income in the first quarter of 2013 compared to the first quarter of 2012 was due to a decrease in earning assets, a decrease in the net interest margin, and the current-year first quarter having one less calendar day than the first quarter of 2012. Average total loans during the first quarter of 2013 declined $33.2 million, or 3.1%, compared to the prior-year first quarter, and average securities declined $19.3 million, or 11.4%, during the comparable time periods.

61.

MERCANTILE BANK CORPORATION

The net interest margin during the first quarter of 2013 was 3.68%, compared to 3.73% during the first quarter of 2012. Excluding the impact of the net decline in the present values of the purchased and sold interest rate caps, the net interest margin equaled 3.78% in the first quarter of 2012. The lower net interest margin in the first quarter of 2013 compared to the prior-year first quarter reflects a decreased yield on earning assets, which more than offset a reduction in our cost of funds. Although our cost of funds decreased in the first quarter of 2013 compared to the respective prior-year period, our earning asset yield declined at a greater rate, resulting in the reduced net interest margin. The decline in earning asset yield in the first quarter of 2013 compared to the prior-year first quarter resulted from a decreased yield on average loans, a change in average earning asset mix involving an increase in lower-yielding average federal funds sold as a percentage of average earning assets, and a decreased yield on average securities. The lowering of interest rates on certain non-certificate of deposit accounts and repurchase agreements during 2012 positively impacted the cost of funds. The cost of funds also decreased as a result of higher-costing matured certificates of deposit and FHLB advances being renewed at lower rates, replaced by lower-costing funds, or allowed to runoff.

The following table sets forth certain information relating to our consolidated average interest-earning assets and interest-bearing liabilities and reflects the average yield on assets and average cost of liabilities for the first quarter of 2013 and 2012. Such yields and costs are derived by dividing income or expense by the average daily balance of assets or liabilities, respectively, for the period presented. Tax-exempt securities interest income and yield have been computed on a tax equivalent basis using a marginal tax rate of 35%. Securities interest income was increased by $136,000 and $170,000 in the first quarter of 2013 and 2012, respectively, for this adjustment.

62.

MERCANTILE BANK CORPORATION

	Quarters ended March 31,
	2 0 1 3			2 0 1 2
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
	(dollars in thousands)
ASSETS
Loans	$1,032,066	$12,846	5.05%	$1,065,285	$13,813	5.20%
Investment securities	149,721	1,438	3.84	169,033	1,872	4.43
Federal funds sold	86,285	54	0.25	50,008	32	0.25
Interest-bearing deposit balances	10,752	7	0.28	10,054	6	0.26

Total interest - earning assets	1,278,824	14,345	4.55	1,294,380	15,723	4.87

Allowance for loan losses	(28,623)			(35,909)
Other assets	138,699			151,482

Total assets	$1,388,900			$1,409,953

LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing deposits	$922,653	$2,320	1.02%	$949,327	$3,008	1.27%
Short-term borrowings	67,762	20	0.12	64,716	49	0.31
Federal Home Loan Bank advances	35,000	118	1.35	45,000	389	3.42
Other borrowings	34,469	297	3.45	34,405	238	2.74

Total interest-bearing liabilities	1,059,884	2,755	1.05	1,093,448	3,684	1.35

Noninterest-bearing deposits	176,343			145,821
Other liabilities	4,890			3,838
Shareholders’ equity	147,783			166,846

Total liabilities and shareholders’ equity	$1,388,900			$1,409,953

Net interest income		$11,590			$12,039

Net interest rate spread			3.50%			3.52%

Net interest spread on average assets			3.38%			3.42%

Net interest margin on earning assets			3.68%			3.73%

A negative loan loss provision expense of $1.5 million was recorded during the first quarter of 2013, compared to no provision expense during the first quarter of 2012. The negative provision expense reflects continued progress towards loan recoveries and a reduced level of loan-rating downgrades and ongoing loan-rating upgrades as the quality of the loan portfolio continued to improve. Continued progress in the stabilization of economic and real estate market conditions and resulting collateral valuations also positively impacted provision expense. Loan recoveries totaled $1.3 million during the first quarter of 2013, while loan charge-offs not specifically reserved for in prior periods amounted to $0.4 million, resulting in a net positive impact of $0.9 million on provision expense. Nonperforming loans totaled $12.4 million, or 1.2% of total loans, as of March 31, 2013, compared to $38.7 million, or 3.7% of total loans, as of March 31, 2012.

63.

MERCANTILE BANK CORPORATION

Net loan charge-offs of $1.1 million were recorded during the first quarter of 2013, compared to $5.6 million during the prior-year first quarter. Of the $2.4 million in gross loans charged-off during the first three months of 2013, $2.0 million, or about 83%, represents the elimination of specific reserves that were established through provision expense in earlier periods. The allowance, as a percentage of total loans outstanding, was 2.6% as of March 31, 2013, compared to 2.8% as of December 31, 2012 and 2.9% as of March 31, 2012.

Noninterest income during the first quarter of 2013 was $1.8 million, a decrease of $0.1 million, or 5.5%, from the $1.9 million earned during the first quarter of 2012. The decline in noninterest income in the 2013 period compared to the respective 2012 period was mainly due to decreased earnings on bank owned life insurance and lower residential mortgage banking fee income. The decline in earnings on bank owned life insurance primarily resulted from reduced investment yields, as paydowns on mortgage-backed securities were reinvested into similar securities with lower rates, while the decline in residential mortgage banking fee income resulted from decreased activity. Residential mortgage rates were relatively stable over the past twelve months, resulting in a lower level of refinance activity during the first quarter of 2013 as many qualifying borrowers had already refinanced at these rates during 2012. Increased fee income from the sales of purchase mortgages during the first quarter of 2013 helped mitigate the decreased fee income resulting from the lower level of refinance activity.

Noninterest expense during the first quarter of 2013 was $8.6 million, a decrease of $1.1 million, or 11.1%, from the $9.7 million expensed during the first quarter of 2012. Nonperforming asset administration and resolution costs, including legal expenses, property tax payments, appraisal fees, and write-downs on foreclosed properties, totaled $0.1 million during the first quarter of 2013, a decrease of $1.2 million, or 89.7%, from the $1.3 million in costs incurred during the first quarter of 2012. Gains on sales of other real estate owned, which are netted against nonperforming asset costs, totaled $0.7 million and $0.4 million during the first quarter of 2013 and 2012, respectively. Nonperforming asset administration and resolution costs remain elevated; however, the costs are expected to decrease further in future periods as the level of nonperforming assets continues to decline.

During the first quarter of 2013, we recorded income before federal income tax of $6.2 million and a federal income tax expense of $1.8 million. During the first quarter of 2012, we recorded income before federal income tax of $4.1 million and a federal income tax expense of $1.3 million. The increase in federal income tax expense in the first quarter of 2013 compared to the prior-year first quarter primarily resulted from the higher level of income before federal income tax, which more than offset a decrease in our effective tax rate from 30.6% in the first quarter of 2012 to 29.0% in the first quarter of 2013.

Preferred stock dividends and discount accretion totaled $0.3 million during the first quarter of 2012 and none during the first quarter of 2013 as we repurchased the $21.0 million in non-voting preferred stock issued in May of 2009 to the U.S. Department of the Treasury under the Treasury’s Capital Purchase Program, as part of the Troubled Asset Relief Program, during the second quarter of 2012.

64.

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

Evaluating the exposure to changes in interest rates includes assessing both the adequacy of the process used to control interest rate risk and the quantitative level of exposure. Our interest rate risk management process seeks to ensure that appropriate policies, procedures, management information systems and internal control procedures are in place to maintain interest rate risk at prudent levels with consistency and continuity. In evaluating the quantitative level of interest rate risk, we assess the existing and potential future effects of changes in interest rates on our financial condition, including capital adequacy, earnings, liquidity and asset quality.

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

65.

MERCANTILE BANK CORPORATION

The following table depicts our GAP position as of March 31, 2013:

	Within Three Months	Three to Twelve Months	One to Five Years	After Five Years	Total
Assets:
Commercial loans (1)	$182,963,000	$188,575,000	$526,052,000	$39,952,000	$937,542,000
Residential real estate loans	30,851,000	5,256,000	29,392,000	16,897,000	82,396,000
Consumer loans	1,631,000	197,000	909,000	281,000	3,018,000
Securities (2)	27,556,000	2,262,000	21,330,000	100,826,000	151,974,000
Federal funds sold	89,594,000	0	0	0	89,594,000
Interest-bearing deposits	10,051,000	0	750,000	0	10,801,000
Allowance for loan losses	0	0	0	0	(26,035,000)
Other assets	0	0	0	0	136,065,000

Total assets	342,646,000	196,290,000	578,433,000	157,956,000	$1,385,355,000

Liabilities:
Interest-bearing checking	218,582,000	0	0	0	218,582,000
Savings deposits	54,593,000	0	0	0	54,593,000
Money market accounts	139,249,000	0	0	0	139,249,000
Time deposits under $100,000	9,578,000	17,000,000	29,021,000	0	55,599,000
Time deposits $100,000 & over	56,142,000	104,521,000	274,627,000	0	435,290,000
Short-term borrowings	68,744,000	0	0	0	68,744,000
Federal Home Loan Bank advances	0	0	35,000,000	0	35,000,000
Other borrowed money	1,525,000	0	32,990,000	0	34,515,000
Noninterest-bearing checking	0	0	0	0	189,477,000
Other liabilities	0	0	0	0	4,614,000

Total liabilities	548,413,000	121,521,000	371,638,000	0	1,235,663,000
Shareholders’ equity	0	0	0	0	149,692,000

Total liabilities & shareholders’ equity	548,413,000	121,521,000	371,638,000	0	$1,385,355,000

Net asset (liability) GAP	$(205,767,000)	$74,769,000	$206,795,000	$157,956,000

Cumulative GAP	$(205,767,000)	$(130,998,000)	$75,797,000	$233,753,000

Percent of cumulative GAP to total assets	(14.9%)	(9.5%)	5.5%	16.9%

(1)	Floating rate loans that are currently at interest rate floors are treated as fixed rate loans and are reflected using maturity date and not repricing frequency.

(2)	Mortgage-backed securities are categorized by average life calculations based upon prepayment trends as of March 31, 2013.

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

66.

MERCANTILE BANK CORPORATION

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

We conducted multiple simulations as of March 31, 2013, in which it was assumed that changes in market interest rates occurred ranging from up 400 basis points to down 400 basis points in equal quarterly instalments over the next twelve months. The following table reflects the suggested impact on net interest income over the next twelve months in comparison to estimated net interest income based on our balance sheet structure, including the balances and interest rates associated with our specific loans, securities, deposits and borrowed funds, as of March 31, 2013. The resulting estimates are well within our policy parameters established to manage and monitor interest rate risk.

Interest Rate Scenario	Dollar Change In Net Interest Income	Percent Change In Net Interest Income

Interest rates down 400 basis points	$(3,900,000)	(8.8%)

Interest rates down 300 basis points	(3,500,000)	(7.9)

Interest rates down 200 basis points	(3,100,000)	(7.0)

Interest rates down 100 basis points	(2,400,000)	(5.4)

No change in interest rates	(600,000)	(1.4)

Interest rates up 100 basis points	400,000	0.9

Interest rates up 200 basis points	1,100,000	2.5

Interest rates up 300 basis points	2,000,000	4.5

Interest rates up 400 basis points	2,400,000	5.4

The resulting estimates have been significantly impacted by the current interest rate and economic environments, as adjustments have been made to critical model inputs with regards to traditional interest rate relationships. This is especially important as it relates to floating rate commercial loans and brokered certificates of deposit, which comprise a sizable portion of our balance sheet.

As of March 31, 2013, the Mercantile Bank Prime Rate was 4.50% as compared to the Wall Street Journal Prime Rate of 3.25%. Historically, the two indices have been equal; however, we elected not to reduce the Mercantile Bank Prime Rate in late October and mid-December of 2008 when the Wall Street Journal Prime Rate declined by 50 and 75 basis points, respectively. In conducting our simulations since year-end 2008, we have made the assumption that the Mercantile Bank Prime Rate will remain unchanged until the Wall Street Journal Prime Rate equals the Mercantile Bank Prime Rate, at which time the two indices will remain equal in the increasing interest rate scenarios. One of our primary interest rate goals has been to reduce the negative impact this repricing gap will likely have on our net interest income in an increasing interest rate environment, for which we have devised two primary strategies. First, starting in early 2011, we started a program to convert certain commercial loan relationships from the Mercantile Bank Prime Rate to the Wall Street Journal Prime Rate.

67.

MERCANTILE BANK CORPORATION

As of March 31, 2013, approximately 66% of our floating rate commercial loans were tied to the Wall Street Journal Prime Rate, compared to less than 5% at year-end 2010. Although this program has a short-term negative impact on net interest income as the conversion generally involves an interest rate reduction, it will have a positive impact on net interest income in a rising interest rate environment as the affected commercial loans will be subject to increased repricing sooner than otherwise. Second, in June of 2011, we entered into a two-year cap corridor that is addressed in Note 9, which as of March 31, 2013 would provide for a net increase in net interest income of $0.1 million, $0.1 million, $0.2 million and $0.2 million in the increasing interest rate environments of 100 basis points, 200 basis points, 300 basis points and 400 basis points, respectively. This financial impact is included in the table above.

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

Item 4. Controls and Procedures

As of March 31, 2013, an evaluation was performed under the supervision of and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of March 31, 2013.

There have been no changes in our internal control over financial reporting during the quarter ended March 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

68.

MERCANTILE BANK CORPORATION

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, we may be involved in various legal proceedings that are incidental to our business. In our opinion, we are not a party to any current legal proceedings that are material to our financial condition, either individually or in the aggregate.

Item 1A. Risk Factors.

There have been no material changes in our risk factors from those previously disclosed in our annual report on Form 10-K for the year ended December 31, 2012.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

We made no unregistered sale of equity securities, nor did we purchase our equity securities, during the quarter ended March 31, 2013.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Not applicable.

69.

MERCANTILE BANK CORPORATION

Item 6. Exhibits

EXHIBIT NO.	EXHIBIT DESCRIPTION

3.1	Our Articles of Incorporation are incorporated by reference to Exhibit 3.1 of our Form 10-Q for the quarter ended June 30, 2009

3.2	Our Amended and Restated Bylaws dated as of January 16, 2003 are incorporated by reference to Exhibit 3.2 of our Registration Statement on Form S-3 (Commission File No. 333-103376) that became effective on February 21, 2003

31	Rule 13a-14(a) Certifications

32.1	Section 1350 Chief Executive Officer Certification

32.2	Section 1350 Chief Financial Officer Certification

101	The following financial information from Mercantile’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Income, (iii) the Condensed Consolidated Statements of Comprehensive Income, (iv) the Condensed Consolidated Statements of Changes in Shareholders’ Equity, (v) the Condensed Consolidated Statements of Cash Flows, and (vi) the Notes to Condensed Consolidated Financial Statements *

*	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

70.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 9, 2013.

MERCANTILE BANK CORPORATION

By: /s/ Michael H. Price
Michael H. Price Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)

By: /s/ Charles E. Christmas
Charles E. Christmas Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)

71.

EXHIBIT INDEX

EXHIBIT NO.	EXHIBIT DESCRIPTION

3.1	Our Articles of Incorporation are incorporated by reference to Exhibit 3.1 of our Form 10-Q for the quarter ended June 30, 2009

3.2	Our Amended and Restated Bylaws dated as of January 16, 2003 are incorporated by reference to Exhibit 3.2 of our Registration Statement on Form S-3 (Commission File No. 333-103376) that became effective on February 21, 2003

31	Rule 13a-14(a) Certifications

32.1	Section 1350 Chief Executive Officer Certification

32.2	Section 1350 Chief Financial Officer Certification

101	The following financial information from Mercantile’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Income, (iii) the Condensed Consolidated Statements of Comprehensive Income, (iv) the Condensed Consolidated Statements of Changes in Shareholders’ Equity, (v) the Condensed Consolidated Statements of Cash Flows, and (vi) the Notes to Condensed Consolidated Financial Statements *

*	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.