Form 10-Q
period 2013-09-30
MERCANTILE BANK CORP
filed 2013-11-12
CIK 1042729

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

At November 12, 2013, there were 8,707,534 shares of common stock outstanding.

MERCANTILE BANK CORPORATION

INDEX

		Page No.
PART I.	Financial Information

	Item 1. Financial Statements

	Condensed Consolidated Balance Sheets - September 30, 2013 (Unaudited) and December 31, 2012	1

	Condensed Consolidated Statements of Income - Three and Nine Months Ended September 30, 2013 (Unaudited) and September 30, 2012 (Unaudited)	2

	Condensed Consolidated Statements of Comprehensive Income - Three and Nine Months Ended September 30, 2013 (Unaudited) and September 30, 2012 (Unaudited)	4

	Condensed Consolidated Statements of Changes in Shareholders’ Equity - Nine Months Ended September 30, 2013 (Unaudited) and September 30, 2012 (Unaudited)	5

	Condensed Consolidated Statements of Cash Flows - Nine Months Ended September 30, 2013 (Unaudited) and September 30, 2012 (Unaudited)	7

	Notes to Condensed Consolidated Financial Statements (Unaudited)	9

	Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	50

	Item 3. Quantitative and Qualitative Disclosures About Market Risk	77

	Item 4. Controls and Procedures	80

PART II.	Other Information

	Item 1. Legal Proceedings	81

	Item 1A. Risk Factors	81

	Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	81

	Item 3. Defaults Upon Senior Securities	81

	Item 4. Mine Safety Disclosures	81

	Item 5. Other Information	81

	Item 6. Exhibits	82

	Signatures	83

MERCANTILE BANK CORPORATION

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2013	December 31, 2012
	(Unaudited)	(Audited)
ASSETS
Cash and due from banks	$33,207,000	$20,302,000
Interest-bearing deposit balances	6,428,000	10,822,000
Federal funds sold	86,283,000	104,879,000

Total cash and cash equivalents	125,918,000	136,003,000
Securities available for sale	123,793,000	138,314,000
Federal Home Loan Bank stock	11,961,000	11,961,000
Loans	1,075,487,000	1,041,189,000
Allowance for loan losses	(25,195,000)	(28,677,000)

Loans, net	1,050,292,000	1,012,512,000
Premises and equipment, net	25,159,000	25,919,000
Bank owned life insurance	51,073,000	50,048,000
Accrued interest receivable	3,777,000	3,874,000
Other real estate owned and repossessed assets	3,549,000	6,970,000
Net deferred tax asset	19,771,000	22,015,000
Other assets	6,710,000	15,310,000

Total assets	$1,422,003,000	$1,422,926,000

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits
Noninterest-bearing	$216,055,000	$190,241,000
Interest-bearing	905,454,000	944,963,000

Total deposits	1,121,509,000	1,135,204,000
Securities sold under agreements to repurchase	65,680,000	64,765,000
Federal Home Loan Bank advances	45,000,000	35,000,000
Subordinated debentures	32,990,000	32,990,000
Accrued interest and other liabilities	6,990,000	8,377,000

Total liabilities	1,272,169,000	1,276,336,000
Shareholders’ equity
Preferred stock, no par value; 1,000,000 shares authorized; none issued	0	0
Common stock, no par value; 20,000,000 shares authorized; 8,707,534 shares outstanding at September 30, 2013 and 8,706,251 shares outstanding at December 31, 2012	163,629,000	166,074,000
Retained earnings (deficit)	(9,264,000)	(21,134,000)
Accumulated other comprehensive income (loss)	(4,531,000)	1,650,000

Total shareholders’ equity	149,834,000	146,590,000

Total liabilities and shareholders’ equity	$1,422,003,000	$1,422,926,000

See accompanying notes to condensed consolidated financial statements.

1.

MERCANTILE BANK CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	Sept 30, 2013	Sept 30, 2012	Sept 30, 2013	Sept 30, 2012
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Interest income
Loans, including fees	$13,411,000	$13,386,000	$38,944,000	$40,653,000
Securities, taxable	1,003,000	1,009,000	3,017,000	3,351,000
Securities, tax-exempt	211,000	319,000	763,000	1,109,000
Federal funds sold	38,000	46,000	127,000	116,000
Interest-bearing deposit balances	4,000	8,000	17,000	22,000

Total interest income	14,667,000	14,768,000	42,868,000	45,251,000
Interest expense
Deposits	2,190,000	2,728,000	6,733,000	8,581,000
Short-term borrowings	19,000	39,000	57,000	130,000
Federal Home Loan Bank advances	141,000	183,000	379,000	871,000
Other borrowings	323,000	234,000	938,000	705,000

Total interest expense	2,673,000	3,184,000	8,107,000	10,287,000

Net interest income	11,994,000	11,584,000	34,761,000	34,964,000
Provision for loan losses	(1,700,000)	(400,000)	(4,700,000)	(3,400,000)

Net interest income after provision for loan losses	13,694,000	11,984,000	39,461,000	38,364,000
Noninterest income
Services charges on accounts	397,000	378,000	1,155,000	1,142,000
Earnings on bank owned life insurance	337,000	378,000	1,025,000	1,170,000
Mortgage banking activities	194,000	447,000	671,000	1,021,000
Rental income from other real estate owned	99,000	270,000	454,000	806,000
Other income	656,000	584,000	1,976,000	1,792,000

Total noninterest income	1,683,000	2,057,000	5,281,000	5,931,000
Noninterest expense
Salaries and benefits	5,256,000	4,849,000	15,094,000	14,394,000
Occupancy	639,000	598,000	1,921,000	1,947,000
Furniture and equipment depreciation, rent and maintenance	242,000	282,000	754,000	888,000
Problem asset costs	373,000	1,576,000	783,000	4,931,000
FDIC insurance costs	184,000	294,000	604,000	894,000
Merger-related costs	719,000	0	779,000	0
Other expense	2,509,000	2,586,000	7,383,000	7,389,000

Total noninterest expenses	9,922,000	10,185,000	27,318,000	30,443,000

Income before federal income tax expense	5,455,000	3,856,000	17,424,000	13,852,000
Federal income tax expense	2,002,000	1,240,000	5,554,000	4,365,000

Net income	3,453,000	2,616,000	11,870,000	9,487,000
Preferred stock dividends and accretion	0	0	0	1,030,000

Net income attributable to common shares	$3,453,000	$2,616,000	$11,870,000	$8,457,000

See accompanying notes to condensed consolidated financial statements.

2.

MERCANTILE BANK CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Continued)

(Unaudited)

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	Sept 30, 2013	Sept 30, 2012	Sept 30, 2013	Sept 30, 2012
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Basic earnings per share	$0.40	$0.30	$1.36	$0.98

Diluted earnings per share	$0.40	$0.30	$1.36	$0.95

Cash dividends per share	$0.12	$0.00	$0.33	$0.00

Average basic shares outstanding	8,707,038	8,622,719	8,706,133	8,612,831

Average diluted shares outstanding	8,725,268	8,653,751	8,719,956	8,896,728

See accompanying notes to condensed consolidated financial statements.

3.

MERCANTILE BANK CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended Sept 30, 2013	Three Months Ended Sept 30, 2012	Nine Months Ended Sept 30, 2013	Nine Months Ended Sept 30, 2012
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Net income	$3,453,000	$2,616,000	$11,870,000	$9,487,000
Other comprehensive income (loss):
Unrealized holding gains (losses) on securities available for sale	(5,376,000)	(188,000)	(10,165,000)	(917,000)
Fair value of interest rate swap	(79,000)	(459,000)	718,000	(1,106,000)

	(5,455,000)	(647,000)	(9,447,000)	(2,023,000)

Tax effect of unrealized holding gains (losses) on securities available for sale	1,841,000	64,000	3,517,000	321,000
Tax effect of fair value of interest rate swap	(25,000)	161,000	(251,000)	387,000

	1,816,000	225,000	3,266,000	708,000

Other comprehensive income (loss), net of tax effect	(3,639,000)	(422,000)	(6,181,000)	(1,315,000)

Comprehensive income (loss)	$(186,000)	$2,194,000	$5,689,000	$8,172,000

See accompanying notes to condensed consolidated financial statements.

4.

MERCANTILE BANK CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF

CHANGES IN SHAREHOLDERS’ EQUITY

(Unaudited)

($ in thousands)	Preferred Stock	Common Stock	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
Balances, January 1, 2013	$0	$166,074	$(21,134)	$1,650	$146,590
Employee stock purchase plan (1,098 shares)		19			19
Dividend reinvestment plan (1,954 shares)		33			33
Stock option exercises (2,950 shares)		52			52
Stock tendered for stock option exercises (2,419 shares)		(52)			(52)
Stock-based compensation expense		354			354
Cash dividends ($0.33 per common share)		(2,851)			(2,851)
Net income for the nine months ended September 30, 2013			11,870		11,870
Change in net unrealized holding gain on securities available for sale, net of tax effect				(6,648)	(6,648)
Change in fair value of interest rate swap, net of tax effect				467	467

Balances, September 30, 2013	$0	$163,629	$(9,264)	$(4,531)	$149,834

See accompanying notes to condensed consolidated financial statements.

5.

MERCANTILE BANK CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF

CHANGES IN SHAREHOLDERS’ EQUITY (Continued)

(Unaudited)

($ in thousands)	Preferred Stock	Common Stock	Common Stock Warrant	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income	Total Shareholders’ Equity
Balances, January 1, 2012	$20,331	$172,841	$1,138	$(32,639)	$3,328	$164,999
Repurchase of preferred stock	(21,000)					(21,000)
Preferred stock dividends				(362)		(362)
Accretion of preferred stock	669			(669)		0
Repurchase of common stock warrant		(6,327)	(1,138)			(7,465)
Employee stock purchase plan (1,743 shares)		29				29
Stock option exercises (47,007 shares)		488				488
Stock tendered for stock option exercises (18,718 shares)		(317)				(317)
Stock-based compensation expense		14				14
Net income for the nine months ended September 30, 2012				9,487		9,487
Change in net unrealized holding gain on securities available for sale, net of tax effect					(596)	(596)
Change in fair value of interest rate swap, net of tax effect					(719)	(719)

Balances, September 30, 2012	$0	$166,728	$0	$(24,183)	$2,013	$144,558

See accompanying notes to condensed consolidated financial statements.

6.

MERCANTILE BANK CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended Sept 30, 2013	Nine Months Ended Sept 30, 2012
Cash flows from operating activities
Net income	$11,870,000	$9,487,000
Adjustments to reconcile net income to net cash from operating activities
Depreciation and amortization	1,629,000	1,669,000
Provision for loan losses	(4,700,000)	(3,400,000)
Stock-based compensation expense	354,000	14,000
Proceeds from sales of mortgage loans held for sale	43,789,000	57,233,000
Origination of mortgage loans held for sale	(41,147,000)	(62,347,000)
Net gain from sales of mortgage loans held for sale	(550,000)	(853,000)
Net (gain) loss from sale and valuation write-down of foreclosed assets	(1,024,000)	1,817,000
Earnings on bank owned life insurance	(1,025,000)	(1,170,000)
Net change in:
Accrued interest receivable	97,000	464,000
Other assets	13,451,000	2,638,000
Accrued expenses and other liabilities	(776,000)	1,652,000

Net cash from operating activities	21,968,000	7,204,000
Cash flows from investing activities
Loan originations and payments, net	(37,232,000)	27,283,000
Purchases of securities available for sale	(37,492,000)	(45,973,000)
Proceeds from maturities, calls and repayments of securities available for sale	31,578,000	82,580,000
Proceeds from sales of securities available for sale	10,310,000	0
Proceeds from sales of foreclosed assets	6,505,000	12,753,000
Purchases of premises and equipment	(250,000)	(415,000)

Net cash from (for) investing activities	(26,581,000)	76,228,000
Cash flows from financing activities
Net decrease in time deposits	(13,871,000)	(43,811,000)
Net increase in all other deposits	176,000	39,302,000
Net increase (decrease) in securities sold under agreements to repurchase	915,000	(12,538,000)
Proceeds from Federal Home Loan Bank advances	10,000,000	20,000,000
Maturities of Federal Home Loan Bank advances	0	(30,000,000)
Net increase (decrease) in other borrowed money	107,000	(1,000)
Repurchase of preferred stock	0	(21,000,000)
Repurchase of common stock warrant	0	(7,465,000)
Proceeds from stock option exercises, net of cashless exercises	0	171,000
Employee stock purchase plan	19,000	29,000
Dividend reinvestment plan	33,000	0
Payment of cash dividends on preferred stock	0	(496,000)
Payment of cash dividends to common shareholders	(2,851,000)	0

Net cash for financing activities	(5,472,000)	(55,809,000)

See accompanying notes to condensed consolidated financial statements.

7.

MERCANTILE BANK CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(Unaudited)

	Nine Months Ended Sept 30, 2013	Nine Months Ended Sept 30, 2012
Net change in cash and cash equivalents	(10,085,000)	27,623,000
Cash and cash equivalents at beginning of period	136,003,000	76,372,000

Cash and cash equivalents at end of period	$125,918,000	$103,995,000

Supplemental disclosures of cash flows information
Cash paid during the period for:
Interest	$8,779,000	$11,157,000
Federal income tax	0	0
Noncash financing and investing activities:
Transfers from loans to foreclosed assets	2,060,000	10,448,000

See accompanying notes to condensed consolidated financial statements.

8.

MERCANTILE BANK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation: The unaudited financial statements for the three and nine months ended September 30, 2013 include the consolidated results of operations of Mercantile Bank Corporation and its consolidated subsidiaries. These subsidiaries include Mercantile Bank of Michigan (“our bank”) and our bank’s two subsidiaries, Mercantile Bank Real Estate Co., LLC (“our real estate company”) and Mercantile Insurance Center, Inc. (“our insurance center”). These consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and Item 303(b) of Regulation S-K and do not include all disclosures required by accounting principles generally accepted in the United States of America for a complete presentation of our financial condition and results of operations. In the opinion of management, the information reflects all adjustments (consisting only of normal recurring adjustments) which are necessary in order to make the financial statements not misleading and for a fair presentation of the results of operations for such periods. The results for the period ended September 30, 2013 should not be considered as indicative of results for a full year. For further information, refer to the consolidated financial statements and footnotes included in our annual report on Form 10-K for the year ended December 31, 2012.

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

Approximately 64,000 unvested restricted shares were included in determining both basic and diluted earnings per share for the three and nine months ended September 30, 2013. In addition, stock options for approximately 54,000 shares of common stock were included in determining diluted earnings per share for the three and nine months ended September 30, 2013. Stock options for approximately 94,000 shares of common stock were antidilutive and not included in determining diluted earnings per share for the three and nine months ended September 30, 2013.

Approximately 38,000 unvested restricted shares were included in determining both basic and diluted earnings per share for the three and nine months ended September 30, 2012. In addition, stock options for approximately 26,000 and 21,000 shares of common stock were included in determining diluted earnings per share for the three and nine months ended September 30, 2012, respectively. Also, our stock warrant for approximately 616,000 shares of common stock was included in determining diluted earnings per share for the three and nine months ended September 30, 2012 taking into account our full repurchase of said stock warrant on July 3, 2012. Stock options for approximately 137,000 and 142,000 shares of common stock were antidilutive and not included in determining diluted earnings per share for the three and nine months ended September, 30, 2012, respectively.

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

The amortized cost and fair value of available for sale securities and the related pre-tax gross unrealized gains and losses recognized in accumulated other comprehensive income (loss) are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
September 30, 2013
U.S. Government agency debt obligations	$97,460,000	$376,000	$(8,542,000)	$89,294,000
Mortgage-backed securities	13,382,000	1,129,000	0	14,511,000
Michigan Strategic Fund bonds	0	0	0	0
Municipal general obligation bonds	17,275,000	432,000	(1,000)	17,706,000
Municipal revenue bonds	877,000	40,000	0	917,000
Mutual funds	1,376,000	0	(11,000)	1,365,000

	$130,370,000	$1,977,000	$(8,554,000)	$123,793,000

December 31, 2012
U.S. Government agency debt obligations	$78,447,000	$1,039,000	$(388,000)	$79,098,000
Mortgage-backed securities	20,182,000	1,814,000	0	21,996,000
Michigan Strategic Fund bonds	11,255,000	0	0	11,255,000
Municipal general obligation bonds	21,700,000	1,043,000	0	22,743,000
Municipal revenue bonds	1,726,000	91,000	0	1,817,000
Mutual funds	1,354,000	51,000	0	1,405,000

	$134,664,000	$4,038,000	$(388,000)	$138,314,000

(Continued)

13.

MERCANTILE BANK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

2.	SECURITIES (Continued)

Securities with unrealized losses at September 30, 2013 and December 31, 2012, aggregated by investment category and length of time that individual securities have been in a continuous loss position, are as follows:

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
September 30, 2013
U.S. Government agency debt obligations	$70,142,000	$(7,691,000)	$6,134,000	$(851,000)	$76,276,000	$(8,542,000)
Mortgage-backed securities	0	0	0	0	0	0
Michigan Strategic Fund bonds	0	0	0	0	0	0
Municipal general obligation bonds	394,000	(1,000)	0	0	394,000	(1,000)
Municipal revenue bonds	0	0	0	0	0	0
Mutual funds	1,365,000	(11,000)	0	0	1,365,000	(11,000)

	$71,901,000	$(7,703,000)	$6,134,000	$(851,000)	$78,035,000	$(8,554,000)

December 31, 2012
U.S. Government agency debt obligations	$33,555,000	$(388,000)	$0	$0	$33,555,000	$(388,000)
Mortgage-backed securities	0	0	0	0	0	0
Michigan Strategic Fund bonds	0	0	0	0	0	0
Municipal general obligation bonds	0	0	0	0	0	0
Municipal revenue bonds	0	0	0	0	0	0
Mutual funds	0	0	0	0	0	0

	$33,555,000	$(388,000)	$0	$0	$33,555,000	$(388,000)

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

At September 30, 2013, 59 debt securities and one mutual fund with fair values totaling $78.0 million have unrealized losses aggregating $8.6 million. After we considered whether the securities were issued by the federal government or its agencies and whether downgrades by bond rating agencies had occurred, we determined that unrealized losses were due to changing interest rate environments. As we do not intend to sell our debt securities before recovery of their cost basis and we believe it is more likely than not that we will not be required to sell our debt securities before recovery of the cost basis, no unrealized losses are deemed to be other-than-temporary.

The amortized cost and fair values of debt securities at September 30, 2013, by maturity, are shown in the following table. The contractual maturity is utilized for U.S. Government agency debt obligations and municipal bonds. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity date, primarily mortgage-backed securities, are shown separately. Weighted average yields are also reflected, with yields for municipal securities shown at their tax equivalent yield.

	Weighted Average Yield	Amortized Cost	Fair Value
Due in 2013	6.94%	$355,000	$355,000
Due in 2014 through 2018	4.99	4,651,000	4,751,000
Due in 2019 through 2023	3.17	31,126,000	29,918,000
Due in 2024 and beyond	3.64	79,480,000	72,893,000
Mortgage-backed securities	5.19	13,382,000	14,511,000
Mutual funds	2.09	1,376,000	1,365,000

	3.74%	$130,370,000	$123,793,000

(Continued)

15.

MERCANTILE BANK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

2.	SECURITIES (Continued)

The amortized cost of securities issued by the State of Michigan and all its political subdivisions totaled $18.2 million and $23.4 million at September 30, 2013 and December 31, 2012, respectively, with estimated market values of $18.6 million and $24.6 million, respectively. Total securities of any other specific issuer, other than the U.S. Government and its agencies, did not exceed 10% of shareholders’ equity.

The carrying value of U.S. Government agency debt obligations and mortgage-backed securities that are pledged to secure repurchase agreements was $85.2 million and $83.8 million at September 30, 2013 and December 31, 2012, respectively. In addition, substantially all of our municipal bonds have been pledged to the Discount Window of the Federal Reserve Bank of Chicago. Investments in Federal Home Loan Bank stock are restricted and may only be resold or redeemed by the issuer.

3.	LOANS AND ALLOWANCE FOR LOAN LOSSES

Our total loans at September 30, 2013 were $1.08 billion compared to $1.04 billion at December 31, 2012, an increase of $34.3 million, or 3.3%. The components of our loan portfolio disaggregated by class of loan within the loan portfolio segments at September 30, 2013 and December 31, 2012, and the percentage change in loans from the end of 2012 to the end of the third quarter of 2013, are as follows:

					Percent
	September 30, 2013		December 31, 2012		Increase
	Balance	%	Balance	%	(Decrease)
Commercial:
Commercial and industrial	$286,887,000	26.7%	$285,322,000	27.4%	0.5%
Vacant land, land development, and residential construction	40,741,000	3.8	48,099,000	4.6	(15.3)
Real estate – owner occupied	258,656,000	24.1	259,277,000	24.9	(0.2)
Real estate – non-owner occupied	368,301,000	34.2	324,886,000	31.2	13.4
Real estate – multi-family and residential rental	53,178,000	4.9	50,922,000	4.9	4.4

Total commercial	1,007,763,000	93.7	968,506,000	93.0	4.1
Retail:
Home equity and other	36,575,000	3.4	38,917,000	3.7	(6.0)
1-4 family mortgages	31,149,000	2.9	33,766,000	3.3	(7.8)

Total retail	67,724,000	6.3	72,683,000	7.0	(6.8)

Total loans	$1,075,487,000	100.0%	$1,041,189,000	100.0%	3.3%

(Continued)

16.

MERCANTILE BANK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

3.	LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

Nonperforming loans as of September 30, 2013 and December 31, 2012 were as follows:

	September 30, 2013	December 31, 2012
Loans past due 90 days or more still accruing interest	$0	$0
Nonaccrual loans	10,526,000	18,970,000

Total nonperforming loans	$10,526,000	$18,970,000

The recorded principal balance of nonaccrual loans was as follows:

	September 30, 2013	December 31, 2012
Commercial:
Commercial and industrial	$1,581,000	$1,677,000
Vacant land, land development, and residential construction	922,000	2,194,000
Real estate – owner occupied	570,000	2,087,000
Real estate – non-owner occupied	4,642,000	9,010,000
Real estate – multi-family and residential rental	764,000	2,021,000

Total commercial	8,479,000	16,989,000
Retail:
Home equity and other	805,000	889,000
1-4 family mortgages	1,242,000	1,092,000

Total retail	2,047,000	1,981,000

Total nonaccrual loans	$10,526,000	$18,970,000

(Continued)

17.

MERCANTILE BANK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

3.	LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

An age analysis of past due loans is as follows as of September 30, 2013:

	30 – 59 Days Past Due	60 – 89 Days Past Due	Greater Than 89 Days Past Due	Total Past Due	Current	Total Loans	Recorded Balance > 89 Days and Accruing
Commercial:
Commercial and industrial	$22,000	$0	$631,000	$653,000	$286,234,000	$286,887,000	$0
Vacant land, land development, and residential construction	0	0	85,000	85,000	40,656,000	40,741,000	0
Real estate – owner occupied	0	0	53,000	53,000	258,603,000	258,656,000	0
Real estate – non-owner occupied	0	0	1,860,000	1,860,000	366,441,000	368,301,000	0
Real estate – multi-family and residential rental	0	0	264,000	264,000	52,914,000	53,178,000	0

Total commercial	22,000	0	2,893,000	2,915,000	1,004,848,000	1,007,763,000	0
Retail:
Home equity and other	0	0	0	0	36,575,000	36,575,000	0
1-4 family mortgages	25,000	0	463,000	488,000	30,661,000	31,149,000	0

Total retail	25,000	0	463,000	488,000	67,236,000	67,724,000	0

Total past due loans	$47,000	$0	$3,356,000	$3,403,000	$1,072,084,000	$1,075,487,000	$0

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

(Continued)

19.

MERCANTILE BANK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

3.	LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

Impaired loans as of September 30, 2013, and average impaired loans for the three and nine months ended September 30, 2013, were as follows:

	Unpaid Contractual Principal Balance	Recorded Principal Balance	Related Allowance	Third Quarter Average Recorded Principal Balance	Year-To-Date Average Recorded Principal Balance
With no related allowance recorded:
Commercial:
Commercial and industrial	$2,632,000	$1,063,000		$1,170,000	$1,378,000
Vacant land, land development and residential construction	1,200,000	804,000		907,000	1,148,000
Real estate – owner occupied	575,000	347,000		865,000	1,159,000
Real estate – non-owner occupied	5,135,000	4,108,000		4,651,000	4,878,000
Real estate – multi-family and residential rental	1,008,000	337,000		425,000	487,000

Total commercial	10,550,000	6,659,000		8,018,000	9,050,000
Retail:
Home equity and other	508,000	464,000		466,000	474,000
1-4 family mortgages	1,398,000	754,000		715,000	746,000

Total retail	1,906,000	1,218,000		1,181,000	1,220,000

Total with no related allowance recorded	$12,456,000	$7,877,000		$9,199,000	$10,270,000

(Continued)

20.

MERCANTILE BANK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

3.	LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

	Unpaid Contractual Principal Balance	Recorded Principal Balance	Related Allowance	Third Quarter Average Recorded Principal Balance	Year-To-Date Average Recorded Principal Balance
With an allowance recorded:
Commercial:
Commercial and industrial	$2,002,000	$1,941,000	$1,035,000	$1,764,000	$1,990,000
Vacant land, land development and residential construction	4,557,000	4,418,000	1,216,000	4,466,000	3,158,000
Real estate – owner occupied	2,368,000	2,310,000	901,000	2,330,000	2,810,000
Real estate – non-owner occupied	28,358,000	28,346,000	9,785,000	28,789,000	30,216,000
Real estate – multi-family and residential rental	2,820,000	2,752,000	923,000	2,639,000	2,973,000

Total commercial	40,105,000	39,767,000	13,860,000	39,988,000	41,147,000
Retail:
Home equity and other	322,000	293,000	102,000	309,000	339,000
1-4 family mortgages	2,370,000	2,340,000	1,101,000	2,480,000	1,477,000

Total retail	2,692,000	2,633,000	1,203,000	2,789,000	1,816,000

Total with an allowance recorded	$42,797,000	$42,400,000	$15,063,000	$42,777,000	$42,963,000

Total impaired loans:
Commercial	$50,655,000	$46,426,000	$13,860,000	$48,006,000	$50,197,000
Retail	4,598,000	3,851,000	1,203,000	3,970,000	3,036,000

Total impaired loans	$55,253,000	$50,277,000	$15,063,000	$51,976,000	$53,233,000

Interest income of $0.7 million and $2.2 million was recognized on impaired loans during the third quarter and first nine months of 2013, respectively.

(Continued)

21.

MERCANTILE BANK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

3.	LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

Impaired loans as of December 31, 2012, and average impaired loans for the three and nine months ended September 30, 2012, were as follows:

	Unpaid Contractual Principal Balance	Recorded Principal Balance	Related Allowance	Third Quarter Average Recorded Principal Balance	Year-To-Date Average Recorded Principal Balance
With no related allowance recorded:
Commercial:
Commercial and industrial	$1,926,000	$1,617,000		$3,209,000	$3,521,000
Vacant land, land development and residential construction	2,356,000	1,401,000		1,480,000	1,959,000
Real estate – owner occupied	2,368,000	1,557,000		3,391,000	3,535,000
Real estate – non-owner occupied	9,984,000	5,492,000		5,832,000	6,850,000
Real estate – multi-family and residential rental	1,188,000	413,000		918,000	841,000

Total commercial	17,822,000	10,480,000		14,830,000	16,706,000
Retail:
Home equity and other	580,000	483,000		482,000	603,000
1-4 family mortgages	1,636,000	789,000		715,000	715,000

Total retail	2,216,000	1,272,000		1,197,000	1,318,000

Total with no related allowance recorded	$20,038,000	$11,752,000		$16,027,000	$18,024,000

(Continued)

22.

MERCANTILE BANK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

3.	LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

	Unpaid Contractual Principal Balance	Recorded Principal Balance	Related Allowance	Third Quarter Average Recorded Principal Balance	Year-To-Date Average Recorded Principal Balance
With an allowance recorded:
Commercial:
Commercial and industrial	$3,221,000	$1,926,000	$924,000	$3,528,000	$3,406,000
Vacant land, land development and residential construction	2,333,000	2,219,000	1,367,000	2,981,000	3,529,000
Real estate – owner occupied	4,307,000	3,626,000	1,388,000	4,120,000	5,235,000
Real estate – non-owner occupied	33,818,000	32,964,000	11,773,000	25,220,000	23,085,000
Real estate – multi-family and residential rental	4,471,000	3,923,000	1,408,000	4,748,000	8,306,000

Total commercial	48,150,000	44,658,000	16,860,000	40,597,000	43,561,000
Retail:
Home equity and other	423,000	394,000	204,000	291,000	259,000
1-4 family mortgages	555,000	475,000	125,000	503,000	484,000

Total retail	978,000	869,000	329,000	794,000	743,000

Total with an allowance recorded	$49,128,000	$45,527,000	$17,189,000	$41,391,000	$44,304,000

Total impaired loans:
Commercial	$65,972,000	$55,138,000	$16,860,000	$55,427,000	$60,267,000
Retail	3,194,000	2,141,000	329,000	1,991,000	2,061,000

Total impaired loans	$69,166,000	$57,279,000	$17,189,000	$57,418,000	$62,328,000

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

Loans by credit quality indicators were as follows as of September 30, 2013:

Commercial credit exposure – credit risk profiled by internal credit risk grades:

	Commercial and Industrial	Commercial Vacant Land, Land Development, and Residential Construction	Commercial Real Estate - Owner Occupied	Commercial Real Estate - Non-Owner Occupied	Commercial Real Estate - Multi-Family and Residential Rental
Internal credit risk grade groupings:
Grades 1 – 4	$208,750,000	$8,089,000	$157,824,000	$205,586,000	$31,755,000
Grades 5 – 7	75,339,000	27,022,000	97,819,000	130,040,000	18,230,000
Grades 8 – 9	2,798,000	5,630,000	3,013,000	32,675,000	3,193,000

Total commercial	$286,887,000	$40,741,000	$258,656,000	$368,301,000	$53,178,000

Retail credit exposure – credit risk profiled by collateral type:

	Retail Home Equity and Other	Retail 1-4 Family Mortgages
Total retail	$36,575,000	$31,149,000

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

Activity in the allowance for loan losses and the recorded investments in loans as of and during the three and nine months ended September 30, 2013 are as follows:

	Commercial Loans	Retail Loans	Unallocated	Total
Allowance for loan losses:
Balance at June 30, 2013	$22,382,000	$2,559,000	$6,000	$24,947,000
Provision for loan losses	(1,730,000)	(7,000)	37,000	(1,700,000)
Charge-offs	0	(85,000)	0	(85,000)
Recoveries	2,002,000	31,000	0	2,033,000

Ending balance	$22,654,000	$2,498,000	$43,000	$25,195,000

Allowance for loan losses:
Balance at December 31, 2012	$26,043,000	$2,645,000	$(11,000)	$28,677,000
Provision for loan losses	(4,375,000)	(379,000)	54,000	(4,700,000)
Charge-offs	(2,774,000)	(107,000)	0	(2,881,000)
Recoveries	3,760,000	339,000	0	4,099,000

Ending balance	$22,654,000	$2,498,000	$43,000	$25,195,000

Ending balance: individually evaluated for impairment	$13,860,000	$1,203,000	$0	$15,063,000

Ending balance: collectively evaluated for impairment	$8,794,000	$1,295,000	$43,000	$10,132,000

Total loans:
Ending balance	$1,007,763,000	$67,724,000		$1,075,487,000

Ending balance: individually evaluated for impairment	$46,426,000	$3,851,000		$50,277,000

Ending balance: collectively evaluated for impairment	$961,337,000	$63,873,000		$1,025,210,000

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

(Continued)

28.

MERCANTILE BANK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

3.	LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

Loans modified as troubled debt restructurings during the three months ended September 30, 2013 were as follows:

	Number of Contracts	Pre- Modification Recorded Principal Balance	Post- Modification Recorded Principal Balance
Commercial:
Commercial and industrial	1	$553,000	$553,000
Vacant land, land development and residential construction	0	0	0
Real estate – owner occupied	0	0	0
Real estate – non-owner occupied	2	171,000	171,000
Real estate – multi-family and residential rental	2	346,000	346,000

Total commercial	5	1,070,000	1,070,000
Retail:
Home equity and other	0	0	0
1-4 family mortgages	0	0	0

Total retail	0	0	0

Total	5	$1,070,000	$1,070,000

Loans modified as troubled debt restructurings during the nine months ended September 30, 2013 were as follows:

	Number of Contracts	Pre- Modification Recorded Principal Balance	Post- Modification Recorded Principal Balance
Commercial:
Commercial and industrial	2	$613,000	$613,000
Vacant land, land development and residential construction	2	3,247,000	3,247,000
Real estate – owner occupied	3	909,000	909,000
Real estate – non-owner occupied	4	2,239,000	2,239,000
Real estate – multi-family and residential rental	2	346,000	346,000

Total commercial	13	7,354,000	7,354,000
Retail:
Home equity and other	0	0	0
1-4 family mortgages	1	1,879,000	1,879,000

Total retail	1	1,879,000	1,879,000

Total	14	$9,233,000	$9,233,000

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

The following loans, modified as troubled debt restructurings within the previous twelve months, became over 30 days past due within the three months ended September 30, 2013 (amounts as of period end):

	Number of Contracts	Recorded Principal Balance
Commercial:
Commercial and industrial	0	$0
Vacant land, land development and residential construction	0	0
Real estate – owner occupied	0	0
Real estate – non-owner occupied	0	0
Real estate – multi-family and residential rental	0	0

Total commercial	0	0
Retail:
Home equity and other	0	0
1-4 family mortgages	0	0

Total retail	0	0

Total	0	$0

The following loans, modified as troubled debt restructurings within the previous twelve months, became over 30 days past due within the nine months ended September 30, 2013 (amounts as of period end):

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

(Continued)

32.

MERCANTILE BANK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

3.	LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

Activity for loans categorized as troubled debt restructurings during the three months ended September 30, 2013 is as follows:

	Commercial and Industrial	Commercial Vacant Land, Land Development, and Residential Construction	Commercial Real Estate - Owner Occupied	Commercial Real Estate - Non-Owner Occupied	Commercial Real Estate - Multi-Family and Residential Rental
Commercial Loan Portfolio:
Beginning Balance	$2,266,000	$5,440,000	$3,580,000	$34,424,000	$2,775,000
Charge-Offs	0	0	0	0	0
Payments	(324,000)	(303,000)	(271,000)	(1,690,000)	(295,000)
Transfers to ORE	0	0	0	(350,000)	0
Net Additions/Deletions	466,000	0	(652,000)	68,000	343,000

Ending Balance	$2,408,000	$5,137,000	$2,657,000	$32,452,000	$2,823,000

	Retail Home Equity and Other	Retail 1-4 Family Mortgages
Retail Loan Portfolio:
Beginning Balance	$2,029,000	$0
Charge-Offs	0	0
Payments	(16,000)	0
Transfers to ORE	0	0
Net Additions/Deletions	0	0

Ending Balance	$2,013,000	$0

(Continued)

33.

MERCANTILE BANK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

3.	LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

Activity for loans categorized as troubled debt restructurings during the nine months ended September 30, 2013 is as follows:

	Commercial and Industrial	Commercial Vacant Land, Land Development, and Residential Construction	Commercial Real Estate - Owner Occupied	Commercial Real Estate - Non-Owner Occupied	Commercial Real Estate - Multi-Family and Residential Rental
Commercial Loan Portfolio:
Beginning Balance	$2,721,000	$3,071,000	$4,116,000	$37,672,000	$3,026,000
Charge-Offs	(35,000)	(725,000)	(70,000)	(716,000)	(15,000)
Payments	(1,902,000)	(456,000)	(1,310,000)	(5,475,000)	(530,000)
Transfers to ORE	(74,000)	0	(363,000)	(1,153,000)	0
Net Additions/Deletions	1,698,000	3,247,000	284,000	2,124,000	342,000

Ending Balance	$2,408,000	$5,137,000	$2,657,000	$32,452,000	$2,823,000

	Retail Home Equity and Other	Retail 1-4 Family Mortgages
Retail Loan Portfolio:
Beginning Balance	$155,000	$0
Charge-Offs	0	0
Payments	(21,000)	0
Transfers to ORE	0	0
Net Additions/Deletions	1,879,000	0

Ending Balance	$2,013,000	$0

(Continued)

34.

MERCANTILE BANK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

3.	LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

Activity for loans categorized as troubled debt restructurings during the three months ended September 30, 2012 is as follows:

	Commercial and Industrial	Commercial Vacant Land, Land Development, and Residential Construction	Commercial Real Estate - Owner Occupied	Commercial Real Estate - Non-Owner Occupied	Commercial Real Estate - Multi-Family and Residential Rental
Commercial Loan Portfolio:
Beginning Balance	$4,665,000	$3,250,000	$6,809,000	$16,881,000	$4,985,000
Charge-Offs	(60,000)	0	(12,000)	(474,000)	0
Payments	(268,000)	(55,000)	(2,750,000)	(178,000)	(263,000)
Transfers to ORE	(45,000)	0	0	(579,000)	0
Net Additions/Deletions	123,000	0	105,000	18,043,000	0

Ending Balance	$4,415,000	$3,195,000	$4,152,000	$33,693,000	$4,722,000

	Retail Home Equity and Other	Retail 1-4 Family Mortgages
Retail Loan Portfolio:
Beginning Balance	$159,000	$0
Charge-Offs	0	0
Payments	(2,000)	0
Transfers to ORE	0	0
Net Additions/Deletions	0	0

Ending Balance	$157,000	$0

(Continued)

35.

MERCANTILE BANK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

3.	LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

Activity for loans categorized as troubled debt restructurings during the nine months ended September 30, 2012 is as follows:

	Commercial and Industrial	Commercial Vacant Land, Land Development, and Residential Construction	Commercial Real Estate - Owner Occupied	Commercial Real Estate - Non-Owner Occupied	Commercial Real Estate - Multi-Family and Residential Rental
Commercial Loan Portfolio:
Beginning Balance	$4,553,000	$5,100,000	$6,183,000	$12,037,000	$12,626,000
Charge-Offs	(172,000)	0	(426,000)	(499,000)	(2,180,000)
Payments	(763,000)	(1,952,000)	(3,317,000)	(689,000)	(5,914,000)
Transfers to ORE	(96,000)	(351,000)	0	(579,000)	0
Net Additions/Deletions	893,000	398,000	1,712,000	23,423,000	190,000

Ending Balance	$4,415,000	$3,195,000	$4,152,000	$33,693,000	$4,722,000

	Retail Home Equity and Other	Retail 1-4 Family Mortgages
Retail Loan Portfolio:
Beginning Balance	$164,000	$0
Charge-Offs	0	0
Payments	(7,000)	0
Transfers to ORE	0	0
Net Additions/Deletions	0	0

Ending Balance	$157,000	$0

(Continued)

36.

MERCANTILE BANK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

3.	LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

The allowance related to loans categorized as troubled debt restructurings was as follows:

	September 30,	December 31,
	2013	2012
Commercial:
Commercial and industrial	$619,000	$772,000
Vacant land, land development, and residential construction	1,208,000	713,000
Real estate – owner occupied	893,000	1,116,000
Real estate – non-owner occupied	9,639,000	9,751,000
Real estate – multi-family and residential rental	885,000	745,000

Total commercial	13,244,000	13,097,000
Retail:
Home equity and other	0	0
1-4 family mortgages	920,000	0

Total retail	920,000	0

Total related allowance	$14,164,000	$13,097,000

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

(Continued)

37.

MERCANTILE BANK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

4.	PREMISES AND EQUIPMENT, NET

Premises and equipment are comprised of the following:

	September 30, 2013	December 31, 2012
Land and improvements	$8,556,000	$8,556,000
Buildings	24,727,000	24,564,000
Furniture and equipment	12,647,000	12,861,000

	45,930,000	45,981,000
Less: accumulated depreciation	20,771,000	20,062,000

Premises and equipment, net	$25,159,000	$25,919,000

Depreciation expense totaled $0.3 million during the third quarter of 2013 and 2012. Depreciation expense totaled $1.0 million during the first nine months of 2013, compared to $1.1 million during the first nine months of 2012.

5.	DEPOSITS

Our total deposits at September 30, 2013 totaled $1.12 billion compared to $1.14 billion at December 31, 2012, a decrease of $13.7 million, or 1.2%. The components of our outstanding balances at September 30, 2013 and December 31, 2012, and percentage change in deposits from the end of 2012 to the end of the third quarter of 2013, are as follows:

					Percent
	September 30, 2013		December 31, 2012		Increase
	Balance	%	Balance	%	(Decrease)
Noninterest-bearing demand	$216,055,000	19.3%	$190,241,000	16.8%	13.6%
Interest-bearing checking	195,964,000	17.5	188,057,000	16.5	4.2
Money market	136,363,000	12.1	144,479,000	12.7	(5.6)
Savings	52,993,000	4.7	56,454,000	5.0	(6.1)
Time, under $100,000	45,146,000	4.0	51,730,000	4.6	(12.7)
Time, $100,000 and over	257,651,000	23.0	234,430,000	20.6	9.9

	904,172,000	80.6	865,391,000	76.2	4.5
Out-of-area interest-bearing checking	0	0.0	21,967,000	1.9	NM
Out-of-area time, under $100,000	4,672,000	0.4	7,706,000	0.7	(39.4)
Out-of-area time, $100,000 and over	212,665,000	19.0	240,140,000	21.2	(11.4)

	217,337,000	19.4	269,813,000	23.8	(19.4)

Total deposits	$1,121,509,000	100.0%	$1,135,204,000	100.0%	(1.2)%

(Continued)

38.

MERCANTILE BANK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

6.	SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

Securities sold under agreements to repurchase (“repurchase agreements”) are offered principally to certain large deposit customers. Information relating to our repurchase agreements follows:

	Nine Months Ended September 30, 2013	Twelve Months Ended December 31, 2012
Outstanding balance at end of period	$65,680,000	$64,765,000
Average interest rate at end of period	0.13%	0.13%
Average daily balance during the period	$64,309,000	$61,930,000
Average interest rate during the period	0.12%	0.25%
Maximum daily balance during the period	$76,979,000	$81,980,000

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

Our Federal Home Loan Bank advances totaled $45.0 million at September 30, 2013 and mature at varying dates from March 2017 through September 2017, with fixed rates of interest from 1.22% to 1.51% and averaging 1.34%. At December 31, 2012, our Federal Home Loan Bank advances totaled $35.0 million and mature at varying dates from March 2017 through September 2017, with fixed rates of interest from 1.22% to 1.51% and averaging 1.35%. Each advance is payable at its maturity date, and is subject to a prepayment fee if paid prior to the maturity date. The advances are collateralized by residential mortgage loans, first mortgage liens on multi-family residential property loans, first mortgage liens on commercial real estate property loans, and substantially all other assets of our bank, under a blanket lien arrangement. Our borrowing line of credit as of September 30, 2013 totaled about $150.0 million, with availability approximating $94.0 million.

Maturities of currently outstanding FHLB advances are as follows:

2013	$0
2014	0
2015	0
2016	0
2017	45,000,000

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

These instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized, if any, in the balance sheet. Our bank’s maximum exposure to loan loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual notional amount of those instruments. Our bank uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments. Collateral, such as accounts receivable, securities, inventory, and property and equipment, is generally obtained based on our credit assessment of the borrower. If required, estimated loss exposure resulting from these instruments is expensed and is generally recorded as a liability. There was no reserve or liability balance for these instruments as of September 30, 2013 and December 31, 2012.

A summary of the contractual amounts of our financial instruments with off-balance sheet risk at September 30, 2013 and December 31, 2012 follows:

	September 30, 2013	December 31, 2012
Commercial unused lines of credit	$225,732,000	$222,237,000
Unused lines of credit secured by 1 – 4 familyresidential properties	23,430,000	24,250,000
Credit card unused lines of credit	8,555,000	8,512,000
Other consumer unused lines of credit	6,379,000	4,613,000
Commitments to extend credit	92,382,000	64,565,000
Standby letters of credit	20,657,000	10,591,000

	$377,135,000	$334,768,000

(Continued)

40.

MERCANTILE BANK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

8.	COMMITMENTS AND OFF-BALANCE SHEET RISK (Continued)

Certain of our commercial loan customers have entered into interest rate swap agreements directly with our correspondent banks. To assist our commercial loan customers in these transactions, and to encourage our correspondent banks to enter into the interest rate swap transactions with minimal credit underwriting analyses on their part, we have entered into risk participation agreements with the correspondent banks whereby we agree to make payments to the correspondent banks owed by our commercial loan customers under the interest rate swap agreement in the event that our commercial loan customers do not make the payments. We are not a party to the interest rate swap agreements under these arrangements. As of September 30, 2013, the total notional amount of the underlying interest rate swap agreements was $18.1 million, with a net fair value from our commercial loan customers’ perspective of negative $2.7 million. These risk participation agreements are considered financial guarantees in accordance with applicable accounting guidance and are therefore recorded as liabilities at fair value, generally equal to the fees collected at the time of their execution. These liabilities are accreted into income during the term of the interest rate swap agreements, generally ranging from four to fifteen years.

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

In June 2011, we simultaneously purchased and sold an interest rate cap with a correspondent bank, a structure commonly referred to as a “cap corridor.” The cap corridor, which does not qualify for hedge accounting, consisted of us purchasing a $100 million interest rate cap with a strike rate in close proximity to the then-current 30-Day Libor rate and selling a $100 million interest rate cap with a strike rate that is 125 basis points higher than the purchased interest rate cap strike rate. On the settlement date, the present value of the purchased interest rate cap was recorded as an asset, while the present value of the sold interest rate cap was recorded as a liability. At each month end, the recorded balances of the purchased and sold interest rate caps are adjusted to reflect the current present values, with the offsetting entry being recorded to interest income on commercial loans. We recorded a nominal decrease during the first nine months of 2013 to interest income on commercial loans to reflect the net change in present values. Payments made or received under the purchased and sold interest rate cap contracts, if any, are also recorded to interest income on commercial loans. No such payments were made or received during the first nine months of 2013. The cap corridor matured in June 2013.

(Continued)

41.

MERCANTILE BANK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

9.	HEDGING ACTIVITIES (Continued)

In February 2012, we entered into an interest rate swap agreement with a correspondent bank to hedge the floating rate on our subordinated debentures. Our $32.0 million of subordinated debentures have a rate equal to the 90-Day Libor Rate plus a fixed spread of 218 basis points, and are subject to repricing quarterly. The interest rate swap agreement provides for us to pay our correspondent bank a fixed rate, while our correspondent bank will pay us the 90-Day Libor Rate on a $32.0 million notional amount. The quarterly re-set dates for the floating rate on the interest rate swap agreement are the same as the re-set dates for the floating rate on the subordinated debentures. While the trade date of the interest rate swap agreement was in February 2012, the effective date was in January 2013, with a maturity date of January 2018. The interest rate swap agreement does qualify for hedge accounting; therefore, monthly fluctuations in the present value of the interest rate swap agreement, net of tax effect, are recorded to other comprehensive income. As of September 30, 2013 and December 31, 2012, the present value of the interest rate swap agreement was recorded as a liability in the amount of $0.4 million and $1.1 million, respectively.

10.	FAIR VALUES OF FINANCIAL INSTRUMENTS

The carrying amounts, estimated fair values and level within the fair value hierarchy of financial instruments were as follows as of September 30, 2013 and December 31, 2012 (dollars in thousands):

	Level in	September 30, 2013		December 31, 2012
	Fair Value Hierarchy	Carrying Values	Fair Values	Carrying Values	Fair Values
Financial assets:
Cash	Level 1	$1,995	$1,995	$1,576	$1,576
Cash equivalents	Level 2	123,923	123,923	134,427	134,427
Securities available for sale	(1)	123,793	123,793	138,314	138,314
FHLB stock	(2)	11,961	11,961	11,961	11,961
Loans, net	Level 3	1,050,292	1,047,313	1,012,512	1,004,541
Bank owned life insurance	Level 2	51,073	51,073	50,048	50,048
Accrued interest receivable	Level 2	3,777	3,777	3,874	3,874
Financial liabilities:
Deposits	Level 2	1,121,509	1,123,304	1,135,204	1,135,614
Repurchase agreements	Level 2	65,680	65,680	64,765	64,765
FHLB advances	Level 2	45,000	45,139	35,000	35,000
Subordinated debentures	Level 2	32,990	32,974	32,990	32,943
Accrued interest payable	Level 2	1,643	1,643	2,314	2,314
Interest rate swap	(1)	394	394	1,113	1,113

(1)	See Note 11 for a description of the fair value hierarchy as well as a disclosure of levels for classes of financial assets and liabilities.
(2)	It is not practical to determine the fair value of FHLB stock due to transferability restrictions.

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

Mortgage loans held for sale. Mortgage loans held for sale are carried at the lower of aggregate cost or fair value measured on a nonrecurring basis. Fair value is based on independent quoted market prices, where applicable, or the prices for other mortgage whole loans with similar characteristics. As of September 30, 2013 and December 31, 2012, we determined that the fair value of our mortgage loans held for sale approximated the recorded cost of $1.4 million and $3.5 million, respectively.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The balances of assets and liabilities measured at fair value on a recurring basis as of September 30, 2013 are as follows:

		Quoted
		Prices in
		Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Available for sale securities
U.S. Government agency debt obligations	$89,294,000	$0	$89,294,000	$0
Mortgage-backed securities	14,511,000	0	14,511,000	0
Municipal general obligation bonds	17,706,000	0	17,706,000	0
Municipal revenue bonds	917,000	0	917,000	0
Mutual funds	1,365,000	0	1,365,000	0
Derivatives
Interest rate swap agreement	(394,000)	0	(394,000)	0

Total	$123,399,000	$0	$123,399,000	$0

There were no transfers in or out of Level 1, Level 2 or Level 3 during the first nine months of 2013.

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

Assets Measured at Fair Value on a Nonrecurring Basis

The balances of assets measured at fair value on a nonrecurring basis as of September 30, 2013 are as follows:

		Quoted
		Prices in
		Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Impaired loans (1)	$31,205,000	$0	$0	$31,205,000
Foreclosed assets (1)	3,549,000	0	0	3,549,000

Total	$34,754,000	$0	$0	$34,754,000

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

The prompt corrective action regulations provide five classifications, including well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized, although these terms are not used to represent overall financial condition. If an institution is not well capitalized, regulatory approval is required to accept brokered deposits. Subject to limited exceptions, no institution may make a capital distribution if, after making the distribution, it would be undercapitalized. If an institution is undercapitalized, it is subject to close monitoring by its principal federal regulator, its asset growth and expansion are restricted, and plans for capital restoration are required. In addition, further specific types of restrictions may be imposed on the institution at the discretion of the federal regulator. At September 30, 2013 and December 31, 2012, our bank was in the well capitalized category under the regulatory framework for prompt corrective action. There are no conditions or events since September 30, 2013 that we believe have changed our bank’s categorization.

(Continued)

47.

MERCANTILE BANK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

12.	REGULATORY MATTERS (Continued)

Our actual capital levels (dollars in thousands) and the minimum levels required to be categorized as adequately and well capitalized were:

	Actual		Minimum Required for Capital Adequacy Purposes		Minimum Required to be Well Capitalized Under Prompt Corrective Action Regulations
	Amount	Ratio	Amount	Ratio	Amount		Ratio
September 30, 2013
Total capital (to risk weighted assets)
Consolidated	$186,699	15.3%	$97,366	8.0%	$	NA	NA
Bank	186,020	15.3	97,317	8.0		121,646	10.0%
Tier 1 capital (to risk weighted assets)
Consolidated	171,362	14.1	48,683	4.0		NA	NA
Bank	170,691	14.0	48,659	4.0		73,025	6.0
Tier 1 capital (to average assets)
Consolidated	171,362	12.6	54,537	4.0		NA	NA
Bank	170,691	12.5	54,510	4.0		68,171	5.0
December 31, 2012
Total capital (to risk weighted assets)
Consolidated	$173,323	14.6%	$94,738	8.0%	$	NA	NA
Bank	173,828	14.7	94,629	8.0		118,286	10.0%
Tier 1 capital (to risk weighted assets)
Consolidated	158,349	13.4	47,369	4.0		NA	NA
Bank	158,871	13.4	47,315	4.0		70,972	6.0
Tier 1 capital (to average assets)
Consolidated	158,349	11.3	55,995	4.0		NA	NA
Bank	158,871	11.4	55,937	4.0		69,922	5.0

(Continued)

48.

MERCANTILE BANK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

12.	REGULATORY MATTERS (Continued)

Our consolidated capital levels as of September 30, 2013 and December 31, 2012 include $32.0 million of trust preferred securities issued by the trust in September 2004 and December 2004 subject to certain limitations. Under applicable Federal Reserve guidelines, the trust preferred securities constitute a restricted core capital element. The guidelines provide that the aggregate amount of restricted core elements that may be included in our Tier 1 capital must not exceed 25% of the sum of all core capital elements, including restricted core capital elements, net of goodwill less any associated deferred tax liability. Our ability to include the trust preferred securities in Tier 1 capital in accordance with the guidelines is not affected by the provision of the Dodd-Frank Act generally restricting such treatment, because (i) the trust preferred securities were issued before May 19, 2010, and (ii) our total consolidated assets as of December 31, 2009 were less than $15.0 billion. As of September 30, 2013 and December 31, 2012, all $32.0 million of the trust preferred securities were included in our consolidated Tier 1 capital.

Our and our bank’s ability to pay cash and stock dividends is subject to limitations under various laws and regulations and to prudent and sound banking practices. On October 11, 2012, our Board of Directors declared a cash dividend on our common stock in the amount of $0.09 per share that was paid on December 10, 2012 to shareholders of record as of November 9, 2012. This represented our first common stock cash dividend since the first quarter of 2010, as in April 2010 we had suspended payments of cash dividends on our common stock. On January 10, 2013, our Board of Directors declared a cash dividend on our common stock in the amount of $0.10 per share that was paid on March 8, 2013 to shareholders of record as of February 8, 2013. On April 11, 2013, our Board of Directors declared a cash dividend on our common stock in the amount of $0.11 per share that was paid on June 10, 2013 to shareholders of record as of May 10, 2013. On July 11, 2013, our Board of Directors declared a cash dividend on our common stock in the amount of $0.12 per share that was paid on September 10, 2013 to shareholders of record as of August 9, 2013. On October 10, 2013, our Board of Directors declared a cash dividend on our common stock in the amount of $0.12 per share that will be paid on December 10, 2013 to shareholders of record as of November 8, 2013.

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

Introduction

The following discussion compares the financial condition of Mercantile Bank Corporation and its consolidated subsidiaries, Mercantile Bank of Michigan (“our bank”), our bank’s two subsidiaries, Mercantile Bank Real Estate Co., LLC (“our real estate company”) and Mercantile Insurance Center, Inc. (“our insurance company”), at September 30, 2013 and December 31, 2012 and the results of operations for the three and nine months ended September 30, 2013 and September 30, 2012. This discussion should be read in conjunction with the interim consolidated financial statements and footnotes included in this report. Unless the text clearly suggests otherwise, references in this report to “us,” “we,” “our” or “the company” include Mercantile Bank Corporation and its consolidated subsidiaries referred to above.

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

Merger Agreement

On August 14, 2013, Mercantile Bank Corporation (“Mercantile”) and Firstbank Corporation (“Firstbank”), a Michigan corporation, entered into an Agreement and Plan of Merger (the “merger agreement”). Under the terms of the merger agreement, Firstbank will be merged with and into Mercantile, with Mercantile as the surviving corporation.

Upon completion of the merger, Firstbank shareholders will receive one share of Mercantile common stock for each share of Firstbank common stock that they own. Each right of any kind to receive Firstbank common stock or benefits measured by the value of a number of shares of Firstbank common stock granted under the Firstbank stock plans will be converted into an award with respect to a number of shares of Mercantile common stock equal to the aggregate number of shares of Firstbank common stock subject to such award. Firstbank restricted stock and unvested stock options will become fully vested as of the effective time of the merger. The exchange ratio is fixed and will not be adjusted to reflect stock price changes prior to the effective time of the merger. Based on the closing price of Mercantile common stock on the Nasdaq Stock Market on August 14, 2013, the last trading day before public announcement of the merger agreement, the exchange ratio represented approximately $18.77 in value for each share of Firstbank common stock. Mercantile shareholders will continue to own their existing Mercantile shares.

Based on the estimated number of shares of Mercantile and Firstbank common stock that will be outstanding immediately prior to the effective time of the merger, we estimate that, upon the closing, former Mercantile shareholders will own approximately 52% of the combined company following the merger and former Firstbank shareholders will own approximately 48% of the combined company following the merger.

As part of the merger, Mercantile’s Board of Directors expects to declare and pay a special cash dividend of $2.00 per share to Mercantile shareholders prior to the effective time of the merger, subject to the satisfaction of the closing conditions set forth in the merger agreement.

52.

MERCANTILE BANK CORPORATION

Immediately following the effective time of the merger, the board of directors of the combined company will consist of six members, including (i) the President and Chief Executive Officer of Mercantile plus two members of Mercantile’s Board of Directors as of the date of the merger agreement who are independent for purposes of the rules of Nasdaq selected by Mercantile’s Board of Directors and (ii) the President and Chief Executive Officer of Firstbank plus two members of Firstbank’s Board of Directors who are independent for purposes of the rules of Nasdaq selected by Firstbank’s Board of Directors. Mercantile’s Board of Directors has made a non-binding determination to select David Cassard and Calvin Murdock to serve as directors of the combined company. Firstbank’s Board of Directors has selected Edward Grant and Jeff Gardner to serve as directors of the combined company. The fees and/or other remuneration to be provided to the non-employee directors of the combined company have not been determined.

The merger agreement provides that, upon completion of the merger, Thomas R. Sullivan will serve as Mercantile’s Chairman of the Board, Michael H. Price will continue to serve as Mercantile’s President and Chief Executive Officer, Robert B. Kaminski, Jr. will continue to serve as an Executive Vice President and Chief Operating Officer of Mercantile, Charles E. Christmas will continue to serve as Mercantile’s Senior Vice President and Chief Financial Officer, and Samuel G. Stone will serve as an Executive Vice President of Mercantile.

Approval of the Board of Governors of the Federal Reserve System (“FRB”) is required to complete the merger. An application was filed with the FRB on September 17, 2013. Approval has not yet been obtained. Mercantile and Firstbank have each agreed to take actions in order to obtain regulatory clearance required to consummate the merger.

The obligations of Mercantile and Firstbank to complete the merger are subject to the satisfaction of the following conditions, among others: (i) the approval of the merger agreement by the holders of a majority of the outstanding shares of Mercantile common stock; (ii) the approval of the merger agreement by the holders of a majority of the outstanding shares of Firstbank common stock; (iii) the approval of the issuance of shares of Mercantile common stock to Firstbank shareholders in connection with the merger by the affirmative vote of holders of a majority of the shares present in person or represented by proxy and entitled to vote at the Mercantile special meeting, assuming a quorum; (iv) the consents, authorizations, approvals, or exemptions required under the Bank Holding Company Act, the FDI Act, and the Michigan Banking Code; (v) the absence of any injunction, decree, order, statute, rule or regulation by a court of other governmental entity that makes unlawful or prohibits the consummation of the merger; (vi) the effectiveness of the registration statement and the absence of a stop order or proceedings threatened or initiated by the SEC for that purpose; and (vii) the authorization for the listing on Nasdaq of the shares of Mercantile common stock to be issued in connection with the merger and upon conversion of the Firstbank restricted stock and the shares of Mercantile common stock reserved for issuance pursuant to Mercantile stock options, subject to official notice of issuance.

Mercantile and Firstbank have each made customary representations, warranties and covenants in the merger agreement, including, among others, covenants to conduct their business in the ordinary course between the execution of the merger agreement and the completion of the merger, and covenants not to engage in certain kinds of transactions during that period.

53.

MERCANTILE BANK CORPORATION

The merger agreement generally precludes Mercantile and Firstbank from soliciting or engaging in discussions or negotiations with a third party with respect to an acquisition proposal. However, if Mercantile or Firstbank receives an unsolicited acquisition proposal from a third party and Mercantile’s or Firstbank’s Board of Directors, as applicable, among other things, determines in good faith (after consultation with its legal and financial advisors) that such unsolicited proposal is a superior proposal, then Mercantile or Firstbank, as applicable, may furnish non-public information to and enter into discussions with, and only with, that third party regarding such acquisition proposal.

Mercantile and Firstbank may mutually agree to terminate the merger agreement at any time, notwithstanding approval of the merger agreement by shareholders. Either company may also terminate the merger agreement if the merger is not consummated by March 31, 2014, subject to certain exceptions. In addition, either company may terminate the agreement to enter into a definitive agreement with respect to a superior proposal, subject to certain conditions and the payment of a termination fee.

Generally, all fees and expenses incurred in connection with the merger agreement and the transactions contemplated by the merger agreement will be paid by the party incurring those expenses. Subject to specific exceptions, Mercantile or Firstbank may be required to pay a termination fee of $7.9 million and/or expense reimbursement up to $2.0 million.

The merger will be accounted for using the acquisition method of accounting. Mercantile will be treated as the acquirer for accounting purposes.

Mercantile and Firstbank currently expect the effective time of the merger to be on or about January 1, 2014. However, the merger is subject to various regulatory clearances and the satisfaction or waiver of other conditions as described in the merger agreement, some of which may be outside the control of Mercantile and Firstbank, and the merger could be completed at an earlier time, a later time or not at all.

The merger agreement has been filed as an exhibit to this Form 10-Q to provide security holders with information regarding its terms. It is not intended to provide any other factual information about Mercantile, Firstbank or their respective subsidiaries and affiliates. The merger agreement contains representations and warranties by each of the parties to the merger agreement. These representations and warranties were made solely for the benefit of the other party to the merger agreement and (i) are not intended to be treated as categorical statements of fact, but rather as a way of allocating risk to one of the parties if those statements prove to be inaccurate, (ii) may have been qualified in the merger agreement by confidential disclosure schedules that were delivered to the other party in connection with the signing of the merger agreement, which disclosure schedules may contain information that modifies, qualifies and creates exceptions to the representations, warranties and covenants set forth in the merger agreement, (iii) may be subject to standards of materiality applicable to the parties that differ from what might be viewed as material to investors, (iv) were made only as of the date of the merger agreement or such other date or dates as may be specified in the merger agreement. Moreover, information concerning the subject matter of the representations, warranties and covenants may change after the date of the merger agreement, which subsequent information may or may not be fully reflected in public disclosures by Mercantile or Firstbank. Accordingly, the representations, warranties and covenants or any descriptions should not be relied upon as characterizations of the actual state of facts or condition of Mercantile or Firstbank.

Mercantile’s Board of Directors has approved, subject to Mercantile shareholder approval, an amendment to the Mercantile articles of incorporation which increases the number of authorized shares of common stock from 20 million to 40 million. The approval of the amendment by the Mercantile shareholders is not a condition precedent to the closing of the merger. In the event this proposal is approved by Mercantile shareholders, but the merger is not completed, the amendment will not become effective.

54.

MERCANTILE BANK CORPORATION

Financial Overview

Our operating performance and financial condition continued to improve through the first nine months of 2013. In prior years, especially during the period of 2008 through 2010, our earnings performance was negatively impacted by substantial provisions to the allowance and problem asset administration costs. During that period, ongoing state, regional and national economic struggles negatively impacted some of our borrowers’ cash flows and underlying collateral values, leading to increased nonperforming assets, higher loan charge-offs and increased overall credit risk within our loan portfolio. We have worked with our borrowers to develop constructive dialogue to strengthen our relationships and enhance our ability to resolve complex issues. As a result of those efforts and modestly improved economic conditions, we have experienced significant improvement in our asset quality since the early stages of 2011, resulting in substantially lower provisions to the allowance and problem asset administration costs. Although improving, conditions remain stressed in some sectors, most notably certain non-owner occupied commercial real estate markets. While we have increased our sales efforts to grow the commercial loan portfolio, we remain vigilant as to the administration and quality of our loan portfolio.

We recorded a net profit for the third quarter of 2013, our eleventh consecutive quarterly net profit after over two years of quarterly losses. Significantly improved asset quality has resulted in lower provision expense and problem asset administration costs. In addition, our improved earnings performance reflects the many positive steps we have taken over the past five years to not only partially mitigate the impact of asset quality-related costs in the near term, but to establish an improved foundation for our longer-term performance as well. First, our net interest margin has improved as we have lowered local deposit rates and have replaced maturing high-rate deposits and borrowed funds with lower-costing funds, which has more than offset a decline in asset yields primarily due to a lower interest rate environment. Our commercial loan pricing initiatives have significantly mitigated the negative impact of a higher level of nonaccrual loans. In addition, we have increased our local deposit balances, primarily reflecting the successful implementation of various initiatives, campaigns and product enhancements. The local deposit growth, combined with the reduction of loans outstanding, have provided for a substantial reduction of, and reliance on, wholesale funds and a reduction in our cost of funds. Lastly, our regulatory capital position remains strong.

Our asset quality metrics remain on an improving trend, and we are optimistic that the positive trend will continue. In aggregate dollar amounts, nonperforming asset levels have declined almost 90% since the peak level at March 31, 2010, and at September 30, 2013, were at the lowest level since year-end 2006. Progress in the stabilization of economic and real estate market conditions has resulted in numerous loan rating upgrades and significantly lower volumes of loan rating downgrades, which when combined with increasing recoveries of prior loan charge-offs, have provided for a substantially lower provision expense.

Financial Condition

Our total assets were virtually unchanged during the first nine months of 2013, declining $0.9 million, and totaled $1.42 billion as of September 30, 2013. During this time period, total loans increased $34.3 million, while federal funds sold decreased $18.6 million and securities available for sale declined $14.5 million. Total deposits declined $13.7 million during the first nine months of 2013, while Federal Home Loan Bank (“FHLB”) advances increased $10.0 million.

55.

MERCANTILE BANK CORPORATION

Our loan portfolio is primarily comprised of commercial loans. Commercial loans increased $39.3 million during the first nine months of 2013, and at September 30, 2013 totaled $1.01 billion, or 93.7% of the loan portfolio. Non-owner occupied commercial real estate (“CRE”) loans increased $43.4 million, commercial and industrial loans were up $1.6 million and multi-family and residential rental real estate loans grew $2.3 million, while owner occupied CRE loans decreased $0.6 million and vacant land, land development and residential construction loans were down $7.4 million. We are pleased to see the net increase in the commercial loan segment of our loan portfolio. We had experienced a decline in commercial loans during 2012, although a much smaller reduction than what we experienced during the previous three years. During the period of 2009 through 2011, we had made a concerted effort to reduce our non-owner occupied CRE and construction lending segments, and the sluggishness of business activity in our markets resulted in fewer opportunities to make quality loans. We employed a systematic approach to reduce our exposure to certain non-owner occupied CRE and construction businesses given the nature of that type of lending and depressed economic conditions. We believed that such a reduction was in our best interest when taking into account the increased inherent risk and nominal deposit balances associated with the targeted borrowing relationships.

Starting in early 2012, with a pruned commercial loan portfolio, an improved earnings performance and financial condition, and stabilized economic conditions, we significantly enhanced our commercial loan sales efforts. During the first nine months of 2013, we funded approximately $200 million in new commercial loans, expanding the trend that started during 2012 when we funded about $176 million in new commercial loans, a majority of which occurred during the latter half of the year. However, we continue to experience significant commercial loan principal paydowns and payoffs. A majority of these principal paydowns and payoffs were welcomed, such as on stressed loan relationships. We have also experienced some instances where well-performing relationships have been refinanced at other financial institutions and other situations where the borrower has sold the underlying asset, paying off the loan. In many of those cases where the loans were refinanced elsewhere, we believed the terms and conditions of the new lending arrangements were too aggressive, generally reflecting the very competitive banking environment in our markets. We remain committed to prudent underwriting standards that provide for an appropriate yield and risk relationship. In addition, we continue to receive accelerated principal paydowns from certain borrowers who have elevated deposit balances generally resulting from profitable operations and an apparent unwillingness to expand their businesses and/or replace equipment primarily due to economic- and tax-related uncertainties. Usage of existing commercial lines of credit remains relatively steady.

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

56.

MERCANTILE BANK CORPORATION

The following table summarizes our loan portfolio:

	9/30/13	6/30/13	3/31/13	12/31/12	9/30/12
Commercial:
Commercial & Industrial	$286,887,000	$279,300,000	$272,890,000	$285,322,000	$271,814,000
Land Development & Construction	40,741,000	42,170,000	45,174,000	48,099,000	56,622,000
Owner Occupied Commercial RE	258,656,000	253,172,000	253,089,000	259,277,000	276,185,000
Non-Owner Occupied Commercial RE	368,301,000	357,452,000	327,776,000	324,886,000	299,356,000
Multi-Family & Residential Rental	53,178,000	53,522,000	50,035,000	50,922,000	53,434,000

Total Commercial	1,007,763,000	985,616,000	948,964,000	968,506,000	957,411,000
Retail:
1-4 Family Mortgages	36,575,000	35,709,000	35,735,000	33,766,000	38,454,000
Home Equity & Other Consumer Loans	31,149,000	37,337,000	38,257,000	38,917,000	39,423,000

Total Retail	67,724,000	73,046,000	73,992,000	72,683,000	77,877,000

Total	$1,075,487,000	$1,058,662,000	$1,022,956,000	$1,041,189,000	$1,035,288,000

Residential mortgage loans and consumer loans decreased in aggregate $5.0 million during the first nine months of 2013, and at September 30, 2013, totaled $67.7 million, or 6.3% of total loans. Although the residential mortgage loan and consumer loan portfolios may increase in future periods, we expect the commercial sector of the lending efforts and resultant assets to remain the dominant loan portfolio category.

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

57.

MERCANTILE BANK CORPORATION

Our asset quality continued to improve significantly during the first nine months of 2013, and has now been on an improving trend for over three years. Nonperforming assets, comprised of nonaccrual loans and foreclosed properties, totaled $12.2 million as of September 30, 2013, compared to $25.9 million as of December 31, 2012. The volume of nonperforming assets has generally been on a declining trend since the peak of $117.6 million on March 31, 2010, and is currently at its lowest level since year-end 2006. The level of nonperforming assets began to increase during 2007, with ongoing and significant increases during 2008 and 2009. The increases primarily reflected the impact of poor economic conditions and the resulting negative impact on many of our commercial borrowers’ operating results and financial condition, but were also indicative of our aggressive posture and conservative loan administration practices in regards to measuring borrower financial strength and assigning loan grades on the entire commercial loan portfolio, and developing workout strategies for financially-troubled borrowers. Since 2009, the level of additions to the nonperforming asset category has declined significantly, while the level of interest in, and sales of, foreclosed properties and assets securing nonperforming loans has increased substantially. The resulting impact of our loan administration strategies, combined with a stabilization of economic conditions, have provided for significant improvement in our asset quality and have given us optimism that the momentum will continue in future periods.

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

58.

MERCANTILE BANK CORPORATION

As of September 30, 2013, nonperforming assets totaled $12.2 million, or 0.9% of total assets, compared to $25.9 million (1.8% of total assets) and $35.9 million (2.6% of total assets) as of December 31, 2012 and September 30, 2012, respectively. The reductions primarily reflect principal payments and charge-offs on nonaccrual loans, as well as sales proceeds and valuation write-downs on foreclosed properties. The $13.7 million reduction during the first nine months of 2013 and the $23.7 million decline during the twelve-month period ended September 30, 2013, equate to declines of 53.1% and 66.2%, respectively. As of September 30, 2013, nonperforming loans and foreclosed properties consisting of non-owner occupied CRE totaled $5.5 million, reflecting reductions of $7.7 million and $12.1 million during the past nine and twelve months, respectively. Nonperforming loans and foreclosed properties consisting of owner occupied CRE totaled $1.2 million as of September 30, 2013, reflecting reductions of $2.3 million and $5.2 million during the past nine and twelve months, respectively. Nonperforming loans secured by, and foreclosed properties consisting of, owner occupied and rental residential properties totaled $3.1 million at September 30, 2013, reflecting reductions of $1.7 million and $2.3 million during the past nine and twelve months, respectively.

The following tables provide a breakdown of nonperforming assets by collateral type:

NONPERFORMING LOANS

	9/30/13	6/30/13	3/31/13	12/31/12	9/30/12
Residential Real Estate:
Land Development	$43,000	$317,000	$471,000	$1,188,000	$1,820,000
Construction	0	0	316,000	319,000	321,000
Owner Occupied / Rental	2,859,000	3,201,000	3,298,000	4,321,000	4,952,000

	2,902,000	3,518,000	4,085,000	5,828,000	7,093,000
Commercial Real Estate:
Land Development	627,000	650,000	704,000	737,000	817,000
Construction	0	0	0	0	0
Owner Occupied	718,000	960,000	1,747,000	2,577,000	4,238,000
Non-Owner Occupied	3,251,000	4,642,000	4,988,000	9,093,000	11,247,000

	4,596,000	6,252,000	7,439,000	12,407,000	16,302,000
Non-Real Estate:
Commercial Assets	1,111,000	755,000	869,000	734,000	1,386,000
Consumer Assets	0	1,000	1,000	1,000	1,000

	1,111,000	756,000	870,000	735,000	1,387,000

Total	$8,609,000	$10,526,000	$12,394,000	$18,970,000	$24,782,000

59.

MERCANTILE BANK CORPORATION

OTHER REAL ESTATE OWNED & REPOSSESSED ASSETS

	9/30/13	6/30/13	3/31/13	12/31/12	9/30/12
Residential Real Estate:
Land Development	$495,000	$619,000	$899,000	$1,174,000	$1,498,000
Construction	89,000	89,000	132,000	157,000	324,000
Owner Occupied / Rental	219,000	315,000	729,000	491,000	474,000

	803,000	1,023,000	1,760,000	1,822,000	2,296,000
Commercial Real Estate:
Land Development	6,000	31,000	51,000	52,000	341,000
Construction	0	0	0	0	0
Owner Occupied	501,000	606,000	961,000	957,000	2,157,000
Non-Owner Occupied	2,239,000	2,256,000	3,734,000	4,139,000	6,366,000

	2,746,000	2,893,000	4,746,000	5,148,000	8,864,000
Non-Real Estate:
Commercial Assets	0	0	0	0	0
Consumer Assets	0	0	0	0	0

	0	0	0	0	0

Total	$3,549,000	$3,916,000	$6,506,000	$6,970,000	$11,160,000

The following tables provide a reconciliation of nonperforming assets:

NONPERFORMING LOANS RECONCILIATION

	3rd Qtr	2nd Qtr	1st Qtr	4th Qtr	3rd Qtr
	2013	2013	2013	2012	2012
Beginning balance	$10,526,000	$12,395,000	$18,970,000	$24,782,000	$28,524,000
Additions, net of transfers to ORE	502,000	438,000	(948,000)	2,387,000	(1,494,000)
Returns to performing status	0	0	0	(37,000)	0
Principal payments	(2,363,000)	(1,988,000)	(3,511,000)	(6,960,000)	(1,245,000)
Loan charge-offs	(56,000)	(319,000)	(2,116,000)	(1,202,000)	(1,003,000)

Total	$8,609,000	$10,526,000	$12,395,000	$18,970,000	$24,782,000

60.

MERCANTILE BANK CORPORATION

OTHER REAL ESTATE OWNED & REPOSSESSED ASSETS RECONCILIATION

	3rd Qtr	2nd Qtr	1st Qtr	4th Qtr	3rd Qtr
	2013	2013	2013	2012	2012
Beginning balance	$3,916,000	$6,505,000	$6,969,000	$11,160,000	$11,545,000
Additions	350,000	57,000	1,640,000	1,303,000	1,652,000
Sale proceeds	(527,000)	(2,374,000)	(1,887,000)	(4,858,000)	(1,190,000)
Valuation write-downs	(190,000)	(272,000)	(217,000)	(636,000)	(847,000)

Total	$3,549,000	$3,916,000	$6,505,000	$6,969,000	$11,160,000

Through the first nine months of 2013, the level of loan charge-offs continued to significantly decline, especially in comparison to the levels during 2010 and 2009. The reduction primarily reflects a decline in nonperforming loans and an overall improvement in the quality of the loan portfolio. During the first nine months of 2013, we recorded net recoveries of prior period charge-offs totaling $1.2 million, or an annualized negative 0.2% of average total loans. For comparative purposes, net loan charge-offs equaled 0.5%, 1.4%, 2.4% and 2.2% of average loans during 2012, 2011, 2010 and 2009, respectively. Recoveries of previously charged-off loans totaled $4.1 million during the first nine months of 2013. For comparative purposes, recoveries of previously charged-off loans totaled $7.9 million, $4.2 million, $2.8 million and $1.4 million in 2012, 2011, 2010 and 2009, respectively.

The following table provides a breakdown of net loan charge-offs (recoveries) by collateral type:

	3rd Qtr	2nd Qtr	1st Qtr	4th Qtr	3rd Qtr
	2013	2013	2013	2012	2012
Residential Real Estate:
Land Development	$(387,000)	$(119,000)	$690,000	$(119,000)	$77,000
Construction	0	0	0	0	0
Owner Occupied / Rental	(105,000)	(301,000)	479,000	16,000	166,000

	(492,000)	(420,000)	1,169,000	(103,000)	243,000
Commercial Real Estate:
Land Development	0	30,000	(210,000)	55,000	16,000
Construction	0	0	0	0	0
Owner Occupied	(74,000)	(6,000)	54,000	515,000	86,000
Non-Owner Occupied	(1,215,000)	79,000	61,000	(112,000)	1,317,000

	(1,289,000)	103,000	(95,000)	458,000	1,419,000
Non-Real Estate:
Commercial Assets	(172,000)	(95,000)	69,000	(935,000)	(148,000)
Consumer Assets	5,000	1,000	(1,000)	(35,000)	13,000

	(167,000)	(94,000)	68,000	(970,000)	(135,000)

Total	$(1,948,000)	$(411,000)	$1,142,000	$(615,000)	$1,527,000

61.

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

62.

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

Reflecting the stressed economic conditions and resulting negative impact on our loan portfolio, we substantially increased the allowance as a percent of the loan portfolio beginning in 2009. However, with the improved quality of our loan portfolio, we have reduced the allowance in recent periods. The allowance equaled $25.2 million, or 2.3% of total loans outstanding, as of September 30, 2013, compared to 2.8%, 3.4%, 3.6%, 3.1%, 1.5% and 1.4% at year-end 2012, 2011, 2010, 2009, 2008 and 2007, respectively. A significant portion of the decline in the level of the allowance during the first nine months of 2013 and during 2012 reflects the charge-off of specific reserves that were created in prior periods and the elimination and reduction of specific reserves due to successful collection efforts, while the remainder of the decline is primarily associated with commercial loan upgrades and reductions in many reserve allocation factors on non-impaired commercial loans resulting from the impact of lower net loan charge-offs in recent periods on our migration calculations. The allowance equaled 292.7% of nonperforming loans as of September 30, 2013, compared to 151.2%, 81.0%, 65.3%, 56.3%, 55.0% and 86.6% at year-end 2012, 2011, 2010, 2009, 2008 and 2007, respectively. Total nonperforming loans have declined at a faster rate than the balance of the allowance, primarily due to an increased level of performing loans being categorized as troubled debt restructurings and the related higher allowance allocations.

63.

MERCANTILE BANK CORPORATION

As of September 30, 2013, the allowance was comprised of $10.1 million in general reserves relating to non-impaired loans, $0.9 million in specific reserve allocations relating to nonaccrual loans, and $14.2 million in specific reserves on other loans, primarily accruing loans designated as troubled debt restructurings. Troubled debt restructurings totaled $47.5 million at September 30, 2013, consisting of $5.8 million that are on nonaccrual status and $41.7 million that are on accrual status. The latter, while considered and accounted for as impaired loans in accordance with accounting guidelines, is not included in our nonperforming loan totals. Impaired loans with an aggregate carrying value of $4.9 million as of September 30, 2013 had been subject to previous partial charge-offs aggregating $3.4 million. Those partial charge-offs were recorded as follows: $0.6 million during the first nine months of 2013, $1.3 million in 2012, $1.2 million in 2011, and $0.3 million in 2010. As of September 30, 2013, specific reserves allocated to impaired loans that had been subject to a previous partial charge-off totaled less than $0.1 million.

The following table provides a breakdown of our loans categorized as troubled debt restructurings:

	9/30/13	6/30/13	3/31/13	12/31/12	9/30/12
Performing	$41,707,000	$42,991,000	$39,145,000	$38,149,000	$38,663,000
Nonperforming	5,782,000	7,523,000	8,444,000	12,612,000	11,669,000

Total	$47,489,000	$50,514,000	$47,589,000	$50,761,000	$50,332,000

Although we believe the allowance is adequate to absorb loan losses as they arise, there can be no assurance that we will not sustain loan losses in any given period that could be substantial in relation to, or greater than, the size of the allowance.

Securities decreased $14.5 million during the first nine months of 2013, totaling $135.8 million as of September 30, 2013. Proceeds from called U.S. Government agency bonds during the first nine months of 2013 totaled $18.5 million, with another $6.8 million from principal paydowns on mortgage-backed securities and $5.3 million from matured and called tax-exempt municipal bonds. In addition, we received $10.3 million from the sale of, and $0.9 million from principal payments on, Michigan Strategic Fund bonds. Purchases during the first nine months of 2013, consisting almost exclusively of U.S. Government agency bonds, totaled $37.5 million. At September 30, 2013, the portfolio was comprised of U.S. Government agency bonds (66%), tax-exempt municipal bonds (14%), U.S. Government agency issued or guaranteed mortgage-backed securities (11%), FHLB stock (8%) and mutual funds (1%). All of our securities, exclusive of FHLB stock, are currently designated as available for sale, and are therefore stated at fair value. The fair value of securities designated as available for sale at September 30, 2013 totaled $123.8 million, including a net unrealized loss of $6.6 million. As of December 31, 2012, the securities portfolio had a net unrealized gain of $3.7 million. The $10.3 million decline during the first nine months of 2013 primarily results from higher medium and longer-term market rates. We maintain the securities portfolio at levels to provide adequate pledging and secondary liquidity for our daily operations. In addition, the securities portfolio serves a primary interest rate risk management function.

FHLB stock totaled $12.0 million as of September 30, 2013, unchanged from December 31, 2012. Our investment in FHLB stock is necessary to engage in their advance and other financing programs. We received a quarterly cash dividend at a rate of 3.50% per annum during the first nine months of 2013 and at average rates of approximately 3.25%, 2.50% and 2.00% per annum during 2012, 2011 and 2010, respectively, and we expect a cash dividend will continue to be paid in future periods.

64.

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

Federal funds sold, consisting of excess funds sold overnight to a correspondent bank, along with investments in interest-bearing deposits at correspondent and other banks, are used to manage daily liquidity needs and interest rate sensitivity. During the first nine months of 2013, the average balance of these funds equaled $75.4 million, or 5.9% of average earning assets, compared to the 6.7%, 6.1%, 4.5% and 3.0% maintained during 2012, 2011, 2010 and 2009, respectively, considerably higher than our historical average of less than 1.0%. Given the stressed market and economic conditions, we made the decision in early 2009 to operate with a higher than traditional balance of federal funds sold and interest-bearing deposits. Reflecting our improved operating performance and financial condition, we expect to reduce the level of average federal funds sold and interest-bearing deposits in future periods, likely to an average of 3.0% to 4.0% of average earning assets; however, until market and economic conditions return to more normalized levels, the average balance of federal funds sold and interest-bearing deposits will likely remain well above our historical average of less than 1.0%.

Net premises and equipment at September 30, 2013 equaled $25.2 million, a decrease of $0.8 million during the first nine months of 2013. Purchases of premises and equipment during the first nine months of 2013 totaled $0.2 million, while depreciation expense totaled $0.8 million. On December 30, 2009, all FDIC-insured financial institutions were required to prepay estimated FDIC deposit insurance assessments for the fourth quarter of 2009 and the years 2010, 2011 and 2012. The amount we paid equaled $16.3 million, which was expensed over the future quarterly assessment periods. Per regulations, any unused portion of the amount prepaid remaining after payment of amounts due on June 30, 2013 was to be returned to us by the FDIC; we received $8.1 million on June 28, 2013.

Foreclosed and repossessed assets totaled $3.5 million at September 30, 2013, compared to $7.0 million on December 31, 2012, $15.3 million on December 31, 2011, $16.7 million on December 31, 2010 and $26.6 million on December 31, 2009. The $3.5 million decrease during the first nine months of 2013 consisted of $4.9 million in sales proceeds and $0.7 million in valuation write-downs, which were partially offset by $2.1 million in transfers from the loan portfolio. While we expect some transfers from loans to foreclosed and repossessed assets in future periods reflecting our collection efforts on impaired lending relationships, we are optimistic that the increased sales activity we witnessed during the past couple of years will continue and limit the overall increase in, and average balance of, this nonperforming asset category.

65.

MERCANTILE BANK CORPORATION

Total deposits decreased $13.7 million during the first nine months of 2013, totaling $1.12 billion at September 30, 2013. Local deposits increased $38.8 million, while out-of-area deposits decreased $52.5 million. As a percent of total deposits, local deposits equaled 80.6% on September 30, 2013, compared to 76.2%, 70.3%, 60.0%, 48.3% and 29.4% on December 31, 2012, 2011, 2010, 2009 and 2008, respectively. In comparing balances as of September 30, 2013 to those at December 31, 2008, total deposits have declined $478.1 million, consisting of a $433.8 million increase in local deposits and a $911.9 million decrease in out-of-area deposits. The decline in out-of-area deposits primarily results from the decline in total loans and the increase in local deposits. The increase in local deposits reflects various programs and initiatives we have implemented over the past several years, including: implementation of several deposit-gathering initiatives in our commercial lending function, introduction of new deposit-related products and services, certificate of deposit campaign, and the continuation of providing our customers with the latest in technological advances that give improved information, convenience and timeliness.

Noninterest-bearing checking accounts averaged $189.8 million during the first nine months of 2013, compared to an average balance of $164.1 million during 2012, $137.0 million during 2011, and $110 million to $120 million over the prior several years. A majority of the increase over the past several years primarily represents transfers from our securities sold under agreement to repurchase (“repurchase agreement”) product, reflecting a change in rates offered on the repurchase agreement product whereby for certain lower-balance customers, maintaining their relationship with us in a noninterest-bearing checking account was less expensive for them than keeping their funds in the repurchase agreement product when taking into account the rate paid and fees assessed. In addition, we have experienced increased deposit balances from many of our existing business customers and have opened noninterest-bearing checking accounts as part of new commercial lending relationships.

Local interest-bearing checking accounts increased $7.9 million during the first nine months of 2013, and are up $145.7 million since year-end 2008. Money market deposit accounts decreased $8.1 million during the first nine months of 2013, but are up $111.5 million since year-end 2008. The net increase in both interest-bearing checking accounts and money market deposit accounts over the past several years reflects the success of our enhanced products and marketing programs, as well as relatively aggressive rates, which resulted in many new individual, business and municipality deposits and increased balances from existing deposit account holders and transfers from maturing certificates of deposit. The decline in money market deposit accounts during the first nine months of 2013 primarily reflects significant tax payments by certain businesses and individuals during the month of April. Savings deposits decreased $3.5 million during the first nine months of 2013, but are up $3.1 million since year-end 2008. We typically experience relatively large balance fluctuations in our savings deposit products, primarily reflecting periodic deposits and withdrawals from several local municipal customers, as well as from certain municipal depositors transferring funds between savings accounts, certificates of deposit and repurchase agreements. In addition, some customers have transferred their savings balances to other deposit products, particularly interest-bearing checking and money market deposit accounts.

66.

MERCANTILE BANK CORPORATION

Certificates of deposit purchased by customers located within our market areas increased $16.6 million during the first nine months of 2013, and have increased $68.2 million since year-end 2008. A majority of the increase since year-end 2008 reflects our enhanced marketing campaigns and savings accounts transfers from certain municipal customers. Deposits obtained from customers located outside of our market areas decreased $52.5 million during the first nine months of 2013, and have declined $911.9 million since year-end 2008. As of September 30, 2013, out-of-area deposits totaled $217.3 million. Out-of-area deposits primarily consist of certificates of deposit obtained from depositors located outside our market areas and placed by deposit brokers for a fee, but also include certificates of deposit obtained from the deposit owners directly. The owners of out-of-area deposits include individuals, businesses and municipalities located throughout the United States. In addition, in early 2011 we established an interest-bearing checking account relationship with an out-of-area depositor engaged in the management of retirement accounts. This custodial relationship, which totaled $22.0 million at December 31, 2012, was closed during the third quarter of 2013. Reflecting our strategy to reduce our federal funds sold position, earlier in 2013 we provided notice to this customer that we wished to terminate this deposit relationship. The significant decline in out-of-area deposits since year-end 2008 primarily reflects the influx of cash resulting from the reduction in total loans and increase in local deposits.

Repurchase agreements increased $0.9 million during the first nine months of 2013, totaling $65.7 million as of September 30, 2013. Repurchase agreements declined $7.8 million and $44.4 million during 2012 and 2011, respectively, a vast majority of which reflects transfers to noninterest-bearing checking accounts. As part of our sweep account program, collected funds from certain business noninterest-bearing checking accounts are invested into over-night interest-bearing repurchase agreements. Such repurchase agreements are not deposit accounts and are not afforded federal deposit insurance.

FHLB advances increased $10.0 million during the first nine months of 2013, but are down $225.0 million since year-end 2008. As of September 30, 2013, FHLB advances totaled $45.0 million. The decline in FHLB advances since year-end 2008 primarily reflects the influx of cash resulting from the reduction in total loans and increase in local deposits. The FHLB advances are collateralized by residential mortgage loans, first mortgage liens on multi-family residential property loans, first mortgage liens on commercial real estate property loans, and substantially all other assets of our bank, under a blanket lien arrangement. Our borrowing line of credit as of September 30, 2013 totaled about $150 million, with availability approximating $94 million.

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

To assist in providing needed funds, we have regularly obtained monies from wholesale funding sources. Wholesale funds, primarily comprised of deposits from customers outside of our market areas and advances from the FHLB, totaled $262.3 million, or 21.3% of combined deposits and borrowed funds, as of September 30, 2013, compared to $304.8 million, or 24.7% of combined deposits and borrowed funds as of December 31, 2012, and $1.41 billion, or 71.5% of combined deposits and borrowed funds as of December 31, 2008. The significant decline since year-end 2008 primarily reflects the influx of cash resulting from the reduction in total loans and increased local deposits.

67.

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

As part of our sweep account program, collected funds from certain business noninterest-bearing checking accounts are invested into over-night interest-bearing repurchase agreements. Such repurchase agreements are not deposit accounts and are not afforded federal deposit insurance. Repurchase agreements increased $0.9 million during the first nine months of 2013, totaling $65.7 million as of September 30, 2013. Repurchase agreements declined $7.8 million and $44.4 million during 2012 and 2011, respectively, a vast majority of which reflects transfers to noninterest-bearing checking accounts. Information regarding our repurchase agreements as of September 30, 2013 and during the first nine months of 2013 is as follows:

Outstanding balance at September 30, 2013	$65,680,000
Weighted average interest rate at September 30, 2013	0.13%
Maximum daily balance nine months ended September 30, 2013	$76,979,000
Average daily balance for nine months ended September 30, 2013	$64,309,000
Weighted average interest rate for nine months ended September 30, 2013	0.12%

As a member of the FHLB, we have access to the FHLB advance borrowing programs. FHLB advances increased $10.0 million during the first nine months of 2013, but are down $225.0 million since year-end 2008. As of September 30, 2013, FHLB advances totaled $45.0 million. The decline in FHLB advances since year-end 2008 primarily reflects the influx of cash resulting from the reduction in total loans and increase in local deposits. Based on available collateral at September 30, 2013, we could borrow an additional $94.2 million.

We also have the ability to borrow up to $38.0 million on a daily basis through correspondent banks using established unsecured federal funds purchased lines of credit. We did not access these lines of credit during first nine months of 2013; in fact, we have not accessed the lines of credit since January of 2010. In contrast, federal funds sold averaged $67.2 million during the first nine months of 2013 and $75.7 million during 2012, with another $8.2 million invested in interest-bearing deposits at correspondent banks during the first nine months of 2013 and $10.5 million during 2012. Given the volatile market and stressed economic conditions, we have been operating with a higher than normal balance of federal funds sold and interest-bearing deposits over the past several years.

68.

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

We have a line of credit through the Discount Window of the Federal Reserve Bank of Chicago. Using a substantial majority of our tax-exempt municipal securities as collateral, we could have borrowed up to $15.1 million as of September 30, 2013. We did not utilize this line of credit during the first nine months of 2013 or at any time during 2012, 2011, 2010 or 2009, and do not plan to access this line of credit in future periods.

The following table reflects, as of September 30, 2013, significant fixed and determinable contractual obligations to third parties by payment date, excluding accrued interest:

	One Year	One to	Three to	Over
	or Less	Three Years	Five Years	Five Years	Total
Deposits without a stated maturity	$601,375,000	$0	$0	$0	$601,375,000
Certificates of deposit	213,386,000	157,120,000	149,628,000	0	520,134,000
Short-term borrowings	65,680,000	0	0	0	65,680,000
Federal Home Loan Bank advances	0	0	45,000,000	0	45,000,000
Subordinated debentures	0	0	0	32,990,000	32,990,000
Other borrowed money	0	0	0	1,551,000	1,551,000

In addition to normal loan funding and deposit flow, we must maintain liquidity to meet the demands of certain unfunded loan commitments and standby letters of credit. As of September 30, 2013, we had a total of $356.4 million in unfunded loan commitments and $20.7 million in unfunded standby letters of credit. Of the total unfunded loan commitments, $264.0 million were commitments available as lines of credit to be drawn at any time as customers’ cash needs vary, and $92.4 million were for loan commitments expected to close and become funded within the next twelve months. The level of commitments to make loans over the past several years had declined significantly when compared to historical levels, primarily reflecting stressed economic conditions; however, the $92.4 million level at September 30, 2013 is relatively high when compared to the levels over the past several years. The increase primarily reflects the impact of our improved operating performance and financial condition, expanded sales efforts and modestly improved economic conditions. We regularly monitor fluctuations in loan balances and commitment levels, and include such data in our overall liquidity management.

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

69.

MERCANTILE BANK CORPORATION

Capital Resources

Shareholders’ equity was $149.8 million at September 30, 2013, compared to $146.6 million at December 31, 2012. The $3.2 million increase during the first nine months of 2013 is primarily due to net income attributable to common shares of $11.9 million, partially offset by cash dividends on common shares totaling $2.9 million and a $6.2 million net decline in the market value of our available for sale securities portfolio and our interest rate swap. The latter net decline primarily reflects the impact of increased medium and longer term market interest rates.

We and our bank are subject to regulatory capital requirements administered by state and federal banking agencies. Failure to meet the various capital requirements can initiate regulatory action that could have a direct material effect on the financial statements. The increase in shareholders’ equity during the first nine months of 2013 provided for improved regulatory capital ratios, and our bank remains “well capitalized.” As of September 30, 2013, our bank’s total risk-based capital ratio was 15.3%, compared to 14.7% at December 31, 2012. Our bank’s total regulatory capital, consisting of shareholders’ equity plus a portion of the allowance, increased $12.2 million during the first nine months of 2013, primarily reflecting net income of $13.9 million and a $2.3 million decrease in the amount of ineligible net deferred tax asset, which more than offset $4.4 million in cash dividends paid. Our bank’s total risk-based capital ratio was also impacted by a $33.6 million increase in total risk-weighted assets, primarily resulting from the growth in commercial loans. As of September 30, 2013, our bank’s total regulatory capital equaled $186.0 million, or approximately $64 million in excess of the 10.0% minimum which is among the requirements to be categorized as “well capitalized.” Our and our bank’s capital ratios as of September 30, 2013 and December 31, 2012 are disclosed in Note 12 of the Notes to Condensed Consolidated Financial Statements.

Our and our bank’s ability to pay cash and stock dividends is subject to limitations under various laws and regulations and to prudent and sound banking practices. On October 11, 2012, our Board of Directors declared a cash dividend on our common stock in the amount of $0.09 per share that was paid on December 10, 2012 to shareholders of record as of November 9, 2012. This represented our first common stock cash dividend since the first quarter of 2010, as in April 2010 we had suspended payments of cash dividends on our common stock. On January 10, 2013, our Board of Directors declared a cash dividend on our common stock in the amount of $0.10 per share that was paid on March 8, 2013 to shareholders of record as of February 8, 2013. On April 11, 2013, our Board of Directors declared a cash dividend on our common stock in the amount of $0.11 per share that was paid on June 10, 2013 to shareholders of record as of May 10, 2013. On July 11, 2013, our Board of Directors declared a cash dividend on our common stock in the amount of $0.12 per share that was paid on September 10, 2013 to shareholders of record as of August 9, 2013. On October 10, 2013, our Board of Directors declared a cash dividend on our common stock in the amount of $0.12 per share that will be paid on December 10, 2013 to shareholders of record as of November 8, 2013.

Results of Operations

We recorded net income attributable to common shares of $3.5 million for the third quarter of 2013 ($0.40 per basic and diluted share), compared to net income attributable to common shares of $2.6 million ($0.30 per basic and diluted share) recorded during the third quarter of 2012. We recorded net income attributable to common shares of $11.9 million ($1.36 per basic and diluted share) for the first nine months of 2013, compared to net income attributable to common shares of $8.5 million ($0.98 per basic share and $0.95 per diluted share) recorded during the first nine months of 2012.

The results for 2013 include costs associated with our pending merger with Firstbank Corporation. On an after-tax basis, we expensed $0.7 million during the first nine months of 2013, nearly all of which was expensed during the third quarter. We expect to expense further merger-related costs during the next three quarters, although the exact amounts and timing are not currently known.

70.

MERCANTILE BANK CORPORATION

The improved earnings performance in the third quarter of 2013 compared to the prior-year third quarter resulted from a larger negative loan loss provision expense, decreased overhead costs, and increased net interest income. The improved earnings performance in the first nine months of 2013 compared to the respective prior-year period resulted from a larger negative loan loss provision expense, decreased overhead costs, and lower preferred stock dividends and discount accretion. The decline in preferred stock dividends and discount accretion in the 2013 period compared to the respective 2012 period resulted from us repurchasing the non-voting preferred stock issued in May of 2009 to the U.S. Department of the Treasury during the second quarter of 2012.

The continued improvement in the quality of our loan portfolio and recoveries of prior period loan charge-offs have produced a positive impact on our loan loss reserve calculations and allowed us to make negative provisions to the loan loss reserve during the third quarter of 2013 and the first nine months of 2013 and the respective 2012 periods. The higher negative provisions in the 2013 periods were in large part due to the net loan recoveries recorded during these periods.

The decline in overhead costs in the 2013 periods mainly resulted from decreased problem asset administration and resolution costs. Gains on sales of other real estate, which are netted against problem asset costs, contributed significantly to the reduction in costs associated with the administration and resolution of problem assets in the third quarter of 2013 and the first nine months of 2013 compared to the respective prior-year periods; excluding the impact of these gains, problem asset costs still decreased in the 2013 periods compared to the respective 2012 periods as the level of problem assets continued to decline.

Costs associated with the administration and resolution of problem assets remain elevated; however, these costs trended downward during 2011, 2012, and into 2013 as the level of problem assets declined. Although decreasing, the level of problem assets remains elevated when compared to pre-2007 reporting periods as a result of the state, regional and national economic struggles experienced over the past several years and related impact on certain of our borrowers. We expect continued reductions in problem asset administration and resolution costs in future periods as the level of problem assets continues to decline.

Interest income during the third quarter of 2013 was $14.7 million, a decrease of $0.1 million, or 0.7%, from the $14.8 million earned during the third quarter of 2012. Interest income during the first nine months of 2013 was $42.9 million, a decrease of $2.4 million, or 5.3%, from the $45.3 million earned during the first nine months of 2012. The reduction in interest income in the 2013 periods is primarily attributable to a declining yield on earning assets. In addition, the decrease in interest income during the first nine months of 2013 compared to the first nine months of 2012 was partially attributable to a decrease in earning assets and the 2013 period having one less calendar day. An increase in earning assets during the third quarter of 2013 partially mitigated the reduction in interest income resulting from a decreased yield on earning assets.

During the third quarter of 2013 and 2012, earning assets had a weighted average yield (tax equivalent-adjusted basis) of 4.59% and 4.66%, respectively. During the first nine months of 2013 and 2012, earning assets had a weighted average yield (tax equivalent-adjusted basis) of 4.55% and 4.74%, respectively. The declines in earning asset yield in the 2013 periods resulted from a decreased yield on average loans, and to a lesser extent, a lower yield on average securities. A change in average earning asset mix involving a decrease in lower-yielding average federal funds sold as a percentage of average earning assets during the third quarter of 2013 partially offset the reduction in earning asset yield during the third quarter of 2013 resulting from the decreased yields on average loans and securities.

71.

MERCANTILE BANK CORPORATION

The yield on average loans was 4.96% in the third quarter of 2013 compared to 5.09% in the respective 2012 period, while the yield on average loans was 4.96% during the first nine months of 2013 compared to 5.12% during the first nine months of 2012. The lower yields on average loans mainly resulted from a decreased yield on average commercial loans, which equaled 4.99% in the current-year third quarter compared to 5.12% in the respective prior-year period and 4.97% during the first nine months of 2013 compared to 5.13% during the first nine months of 2012. The commercial loan yield was negatively impacted by the lowering of rates on certain commercial loans throughout 2012 and into 2013 as a result of borrowers warranting decreased loan rates due to improved financial performance, the renewal of certain maturing term loans at lower rates, and competitive pricing pressures. In addition, the commercial loan yield was negatively impacted by an ongoing interest rate risk management strategy implemented in early 2011 whereby certain commercial loan relationships are being converted from the Mercantile Bank Prime Rate to the Wall Street Journal Prime Rate; this strategy, which helps mitigate interest rate risk exposure in an increasing rate environment, has a short-term negative impact on net interest income as the conversions generally involve interest rate reductions. A declining level of nonaccrual loans and the occasional collection of unaccrued interest on nonperforming commercial loan relationships have helped to offset the negative impact of these factors on the commercial loan yield. Unaccrued interest totaling $0.3 million on nonperforming commercial loans was recorded during the third quarter of 2013.

The yield on average securities was 3.81% in the third quarter of 2013 compared to 4.11% in the respective 2012 period, and the yield on average securities during the first nine months of 2013 was 3.82% compared to 4.24% during the first nine months of 2012. The lower yields on average securities resulted from a decreased yield on U.S. Government agency bonds, reflecting a decline in market rates, and a shift in the securities portfolio mix from higher-yielding mortgage-backed and municipal securities to lower-yielding agency bonds. The yield on U.S. Government agency bonds was 3.26% in the third quarter of 2013 and 3.23% during the first nine months of 2013 compared to 3.53% and 3.82% in the respective 2012 periods. Purchases of U.S. Government agency bonds with lower yields during 2012 and the first nine months of 2013 using proceeds received from called bonds of the same type and principal paydowns on mortgage-backed securities negatively impacted the yield on average securities. The bond purchases were necessary to meet pledging requirements and internal funds management policy guidelines. Unaccreted discount totaling $30,000 and $116,000 related to called agency bonds was recognized as income during the first nine months of 2013 and 2012, respectively; excluding this discount, the yield on U.S. Government agency bonds would have been 3.18% in the first nine months of 2013 and 3.60% in the first nine months of 2012. Average U.S. Government agency bonds, municipal securities, and mortgage-backed securities represented 63.6%, 13.7%, and 11.3%, respectively, of average total securities during the third quarter of 2013 compared to 45.6%, 18.7%, and 18.6%, respectively, during the third quarter of 2012. Average U.S. Government agency bonds, municipal securities, and mortgage-backed securities represented 58.5%, 14.9%, and 12.5%, respectively, of average total securities during the first nine months of 2013 compared to 44.7%, 18.9%, and 19.4%, respectively, during the first nine months of 2012.

Average loans equaled 84.1% of average earning assets during the third quarter of 2013, while average securities, federal funds sold, and interest-bearing deposit balances equaled 10.7%, 4.7%, and 0.5%, respectively. During the third quarter of 2012, average loans, securities, federal funds sold, and interest-bearing deposit balances represented 82.1%, 11.4%, 5.7%, and 0.8%, respectively, of average earning assets.

72.

MERCANTILE BANK CORPORATION

During the third quarter of 2013, earning assets averaged $1.275 billion, an increase of $4.7 million, or 0.4%, from the $1.270 billion in average earning assets during the third quarter of 2012. Average loans were up $29.8 million, average federal funds sold decreased $13.1 million, average securities declined $7.6 million, and average interest-bearing deposit balances decreased $4.4 million. During the first nine months of 2013, earning assets averaged $1.27 billion, or $15.7 million lower than average earning assets of $1.28 billion during the same time period in 2012. Average securities were down $10.7 million, average loans decreased $8.7 million, average federal funds sold increased $5.9 million, and average interest-bearing deposit balances decreased $2.2 million.

Interest expense during the third quarter of 2013 was $2.7 million, a decrease of $0.5 million, or 16.0%, from the $3.2 million expensed during the third quarter of 2012. Interest expense during the first nine months of 2013 was $8.1 million, a decrease of $2.2 million, or 21.2%, from the $10.3 million expensed during the first nine months of 2012. The reduction in interest expense is primarily attributable to a decline in the weighted average cost of interest-bearing liabilities and a decrease in the volume of average interest-bearing liabilities.

During the third quarter of 2013 and 2012, interest-bearing liabilities had a weighted average rate of 1.04% and 1.18%, respectively. During the first nine months of 2013 and 2012, interest-bearing liabilities had a weighted average rate of 1.05% and 1.27%, respectively. The lower weighted average cost of interest-bearing liabilities was primarily due to decreases in the costs of various certificate of deposit account categories, certain non-certificate of deposit account categories, FHLB advances, and repurchase agreements and a change in interest-bearing liability mix, most notably a decrease in higher-costing average certificates of deposit and increases in certain lower-costing non-certificate of deposit accounts and repurchase agreements as a percentage of average interest-bearing liabilities. Market interest rates began falling in the latter part of 2007 and have remained low since. The lowering of interest rates on non-certificate of deposit accounts and repurchase agreements during 2012 positively impacted the weighted average cost of interest-bearing liabilities in the 2013 periods. In addition, maturing fixed-rate certificates of deposit and FHLB advances were renewed at lower rates, replaced by lower-costing funds, or allowed to runoff during 2012 and the first nine months of 2013.

During the third quarter of 2013, interest-bearing liabilities averaged $1.02 billion, or $49.9 million lower than average interest-bearing liabilities of $1.07 billion during the prior-year third quarter. Average interest-bearing deposits were down $60.2 million, while average FHLB advances increased $6.2 million, short-term borrowings increased $4.0 million, and average other borrowings increased $0.1 million. During the first nine months of 2013, interest-bearing liabilities averaged $1.03 billion, or $50.3 million lower than average interest-bearing liabilities of $1.08 billion during the same time period in 2012. Average interest-bearing deposits decreased $50.1 million, while average FHLB advances decreased $4.4 million, average short-term borrowings increased $4.1 million, and average other borrowings increased $0.1 million.

73.

MERCANTILE BANK CORPORATION

Net interest income during the third quarter of 2013 was $12.0 million, an increase of $0.4 million, or 3.5%, from the $11.6 million earned during the third quarter of 2012. Net interest income during the first nine months of 2013 was $34.8 million, a decrease of $0.2 million, or 0.6%, from the $35.0 million earned during the first nine months of 2012. The increase in net interest income in the third quarter of 2013 was primarily due to a higher net interest margin and, to a lesser extent, an increase in earning assets. Average total loans during the third quarter of 2013 increased $29.8 million, or 2.9%, while average federal funds sold declined $13.1 million, or 18.0%, average securities decreased $7.6 million, or 5.3%, and average interest-bearing deposit balances declined $4.4 million, or 41.8%, during the current-year third quarter compared to the third quarter of 2012. The decline in net interest income during the first nine months of 2013 was attributable to a decrease in earning assets and the 2013 period having one less calendar day than the respective 2012 period; the negative impact of these factors was partially offset by an improved net interest margin. Average securities during the first nine months of 2013 decreased $10.7 million, or 6.9%, while average total loans decreased $8.7 million, or 0.8%, average federal funds sold increased $5.9 million, or 9.7%, and average interest-bearing deposit balances declined $2.2 million, or 21.3%, during the current-year nine month period compared to the first nine months of 2012.

The net interest margin during the third quarter of 2013 was 3.76%, compared to 3.67% during the third quarter of 2012. During the first nine months of 2013, the net interest margin was 3.69%, compared to 3.67% during the same time period in 2012. The improved net interest margin in the 2013 periods reflects a reduction in the cost of funds, which more than offset a decreased yield on earning assets. The lower cost of funds in the 2013 periods was primarily due to decreases in the costs of various certificate of deposit account categories, certain non-certificate of deposit account categories, FHLB advances, and repurchase agreements and a change in funding mix, most notably a decrease in higher-costing average certificates of deposit and increases in certain lower-costing non-certificate of deposit accounts, noninterest-bearing deposit accounts, and repurchase agreements as a percentage of average total funding sources. The lowering of interest rates on non-certificate of deposit accounts and repurchase agreements during 2012 positively impacted the cost of funds in the 2013 periods. In addition, maturing fixed-rate certificates of deposit and FHLB advances were renewed at lower rates, replaced by lower-costing funds, or allowed to runoff during 2012 and the first nine months of 2013. The declines in earning asset yield in the 2013 periods compared to the respective 2012 periods resulted from a decreased yield on average loans, and to a lesser extent, a decreased yield on average securities. The decline in earning asset yield in the third quarter of 2013 compared to the prior-year third quarter resulting from the decreased yields on average loans and securities was partially offset by a change in earning asset mix involving a decrease in average federal funds sold as a percentage of average earning assets.

The following table sets forth certain information relating to our consolidated average interest-earning assets and interest-bearing liabilities and reflects the average yield on assets and average cost of liabilities for the third quarter of 2013 and 2012. Such yields and costs are derived by dividing income or expense by the average daily balance of assets or liabilities, respectively, for the period presented. Tax-exempt securities interest income and yield have been computed on a tax equivalent basis using a marginal tax rate of 35%. Securities interest income was increased by $87,000 and $152,000 in the third quarter of 2013 and 2012, respectively, for this adjustment.

74.

MERCANTILE BANK CORPORATION

	Quarters ended September 30,
	2013			2012
	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate
	(dollars in thousands)
ASSETS
Loans	$1,072,199	$13,411	4.96%	$1,042,370	$13,386	5.09%
Investment securities	136,455	1,301	3.81	144,071	1,480	4.11
Federal funds sold	59,674	38	0.25	72,735	46	0.25
Interest-bearing deposit balances	6,204	4	0.27	10,660	8	0.28

Total interest—earning assets	1,274,532	14,754	4.59	1,269,836	14,920	4.66
Allowance for loan losses	(25,278)			(29,245)
Other assets	129,158			146,928

Total assets	$1,378,412			$1,387,519

LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing deposits	$881,851	$2,190	0.99%	$942,042	$2,728	1.15%
Short-term borrowings	61,705	19	0.12	57,730	39	0.27
Federal Home Loan Bank advances	41,196	141	1.34	35,000	183	2.05
Other borrowings	34,501	323	3.66	34,406	234	2.66

Total interest-bearing liabilities	1,019,253	2,673	1.04	1,069,178	3,184	1.18

Noninterest-bearing deposits	204,402			167,775
Other liabilities	4,973			6,315
Shareholders’ equity	149,784			144,251

Total liabilities and shareholders’ equity	$1,378,412			$1,387,519

Net interest income		$12,081			$11,736

Net interest rate spread			3.55%			3.48%

Net interest spread on average assets			3.48%			3.36%

Net interest margin on earning assets			3.76%			3.67%

A negative loan loss provision expense of $1.7 million was recorded during the third quarter of 2013, compared to a negative provision expense of $0.4 million during the third quarter of 2012. A negative loan loss provision expense of $4.7 million was recorded during the first nine months of 2013, compared to a negative provision expense of $3.4 million during the first nine months of 2012.

The negative provision expense reflects recoveries of previously charged-off loans and a reduced level of loan-rating downgrades and ongoing loan-rating upgrades as the quality of the loan portfolio continued to improve. Continued progress in the stabilization of economic and real estate market conditions and resulting collateral valuations also positively impacted provision expense.

75.

MERCANTILE BANK CORPORATION

Recoveries of previously charged-off loans totaled $2.0 million during the third quarter of 2013, while loan charge-offs not specifically reserved for in prior periods amounted to $0.1 million, resulting in a net positive impact of $1.9 million on provision expense. Recoveries of previously charged-off loans totaled $4.1 million during the first nine months of 2013, while loan charge-offs not specifically reserved for in prior periods amounted to $0.8 million, resulting in a net positive impact of $3.3 million on provision expense. Net loan recoveries of $1.9 million were recorded during the third quarter of 2013, compared to net loan charge-offs of $1.5 million during the prior-year third quarter. During the first nine months of 2013, net loan recoveries totaled $1.2 million, compared to net loan charge-offs of $5.4 million during the same time period in 2012. Of the $2.9 million in gross loans charged-off during the first nine months of 2013, $2.0 million, or 71.0%, represents the elimination of specific reserves that were established through provision expense in earlier periods. Nonperforming loans totaled $8.6 million, or 0.8% of total loans, as of September 30, 2013, compared to $24.8 million, or 2.4% of total loans, as of September 30, 2012. The allowance, as a percentage of total loans outstanding, was 2.3% as of September 30, 2013, compared to 2.8% as of December 31, 2012 and 2.7% as of September 30, 2012.

Noninterest income during the third quarter of 2013 was $1.7 million, a decrease of $0.4 million, or 18.2%, from the $2.1 million earned during the third quarter of 2012. Noninterest income during the first nine months of 2013 was $5.3 million, a decrease of $0.6 million, or 11.0%, from the $5.9 million earned during the same time period in 2012. The decrease in noninterest income in the 2013 periods was mainly due to lower rental income from foreclosed properties, residential mortgage banking fee income, and earnings on bank owned life insurance. Residential mortgage rates were relatively stable during 2012 and the first few months of 2013, resulting in a lower level of refinance activity during the first nine months of 2013 as many qualifying borrowers had already refinanced at these rates during 2012. Residential mortgage rates began increasing during the latter part of the second quarter of 2013 and into the third quarter. Increased fee income from the sales of purchase mortgages during 2013 helped mitigate the decreased fee income resulting from the lower level of refinance activity. The decline in earnings on bank owned life insurance primarily resulted from reduced investment yields, as paydowns on mortgage-backed securities were reinvested into similar securities with lower rates.

Noninterest expense during the third quarter of 2013 was $9.9 million, a decrease of $0.3 million, or 2.6%, from the $10.2 million expensed during the third quarter of 2012. Noninterest expense during the first nine months of 2013 was $27.3 million, down $3.1 million, or 10.3%, from the $30.4 million expensed during the same time period in 2012. Merger-related costs were $0.7 million and $0.8 million in the third quarter of 2013 and the first nine months of 2013, respectively. The decrease in noninterest expense in the third quarter of 2013 and the first nine months of 2013 primarily resulted from lower problem asset administration and resolution costs and FDIC insurance premiums.

Problem asset administration and resolution costs totaled $0.4 million during the third quarter of 2013, a decrease of $1.2 million, or 76.3%, from the $1.6 million in costs incurred during the third quarter of 2012; these costs totaled $0.8 million during the first nine months of 2013, a decrease of $4.1 million, or 84.1%, from the $4.9 million in costs incurred during the same time period in 2012. Gains on sales of other real estate owned, which are netted against problem asset costs, totaled $0.3 million in the third quarter of 2013 compared to $0.1 million in the third quarter of 2012 and $1.7 million during the first nine months of 2013 compared to $0.6 million during the same time period in 2012. Problem asset administration and resolution costs remain elevated; however, the costs are expected to decrease further in future periods as the level of problem assets continues to decline.

FDIC insurance premiums were $0.2 million during the third quarter of 2013 and $0.6 million during the first nine months of 2013, compared to $0.3 million and $0.9 million during the respective 2012 periods. The lower premiums during the 2013 periods mainly resulted from a decreased assessment rate, reflecting further improvement in our financial condition and operating performance.

76.

MERCANTILE BANK CORPORATION

During the third quarter of 2013, we recorded income before federal income tax of $5.5 million and a federal income tax expense of $2.0 million. During the third quarter of 2012, we recorded income before federal income tax of $3.9 million and a federal income tax expense of $1.2 million. The increase in federal income tax expense in the third quarter of 2013 resulted from the higher level of income before federal income tax and an increase in our effective tax rate from 32.2% in the third quarter of 2012 to 36.7% in the third quarter of 2013. During the first nine months of 2013, we recorded income before federal income tax of $17.4 million and a federal income tax expense of $5.6 million. During the first nine months of 2012, we recorded income before federal income tax of $13.9 million and a federal income tax expense of $4.4 million. The increase in federal income tax expense during the first nine months of 2013 resulted from the higher level of income before federal income tax and an increase in our effective tax rate from 31.5% in the 2012 period to 31.9% in the 2013 period.

Preferred stock dividends and discount accretion totaled $1.0 million during the first nine months of 2012. No preferred stock dividends and discount accretion were recorded during the respective 2013 period as we repurchased the $21.0 million in non-voting preferred stock issued in May of 2009 to the U.S. Department of the Treasury under the Treasury’s Capital Purchase Program, as part of the Troubled Asset Relief Program, during the second quarter of 2012.

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

77.

MERCANTILE BANK CORPORATION

The following table depicts our GAP position as of September 30, 2013:

	Within	Three to	One to	After
	Three	Twelve	Five	Five
	Months	Months	Years	Years	Total
Assets:
Commercial loans (1)	$198,662,000	$161,758,000	$582,560,000	$54,717,000	$997,697,000
Residential real estate loans	25,947,000	7,380,000	25,748,000	15,891,000	74,966,000
Consumer loans	1,651,000	139,000	684,000	350,000	2,824,000
Securities (2)	13,682,000	1,584,000	16,673,000	103,815,000	135,754,000
Federal funds sold	86,283,000	0	0	0	86,283,000
Interest-bearing deposits	5,678,000	0	750,000	0	6,428,000
Allowance for loan losses	0	0	0	0	(25,195,000)
Other assets	0	0	0	0	143,246,000

Total assets	331,903,000	170,861,000	626,415,000	174,773,000	$1,422,003,000

Liabilities:
Interest-bearing checking	195,964,000	0	0	0	195,964,000
Savings deposits	52,993,000	0	0	0	52,993,000
Money market accounts	136,363,000	0	0	0	136,363,000
Time deposits under $100,000	6,014,000	16,506,000	27,298,000	0	49,818,000
Time deposits $100,000 & over	36,598,000	154,268,000	279,450,000	0	470,316,000
Short-term borrowings	65,680,000	0	0	0	65,680,000
Federal Home Loan Bank advances	0	0	45,000,000	0	45,000,000
Other borrowed money	1,551,000	0	32,990,000	0	34,541,000
Noninterest-bearing checking	0	0	0	0	216,055,000
Other liabilities	0	0	0	0	5,439,000

Total liabilities	495,163,000	170,774,000	384,738,000	0	1,272,169,000
Shareholders’ equity	0	0	0	0	149,834,000

Total liabilities & shareholders’ equity	495,163,000	170,774,000	384,738,000	0	$1,422,003,000

Net asset (liability) GAP	$(163,260,000)	$87,000	$241,677,000	$174,773,000

Cumulative GAP	$(163,260,000)	$(163,173,000)	$78,504,000	$253,277,000

Percent of cumulative GAP to total assets	(11.5%)	(11.5%)	5.5%	17.8%

(1)	Floating rate loans that are currently at interest rate floors are treated as fixed rate loans and are reflected using maturity date and not repricing frequency.
(2)	Mortgage-backed securities are categorized by average life calculations based upon prepayment trends as of September 30, 2013.

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

78.

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

We conducted multiple simulations as of September 30, 2013, in which it was assumed that changes in market interest rates occurred ranging from up 400 basis points to down 400 basis points in equal quarterly instalments over the next twelve months. The following table reflects the suggested impact on net interest income over the next twelve months in comparison to estimated net interest income based on our balance sheet structure, including the balances and interest rates associated with our specific loans, securities, deposits and borrowed funds, as of September 30, 2013. The resulting estimates are well within our policy parameters established to manage and monitor interest rate risk.

	Dollar Change	Percent Change
	In Net	In Net
Interest Rate Scenario	Interest Income	Interest Income
Interest rates down 400 basis points	$(3,630,000)	(8.0%)
Interest rates down 300 basis points	(3,130,000)	(6.9)
Interest rates down 200 basis points	(2,710,000)	(6.0)
Interest rates down 100 basis points	(2,070,000)	(4.6)
No change in interest rates	(660,000)	(1.5)
Interest rates up 100 basis points	240,000	0.5
Interest rates up 200 basis points	1,250,000	2.8
Interest rates up 300 basis points	2,300,000	5.1
Interest rates up 400 basis points	2,970,000	6.6

The resulting estimates have been significantly impacted by the current interest rate and economic environments, as adjustments have been made to critical model inputs with regards to traditional interest rate relationships. This is especially important as it relates to floating rate commercial loans and brokered certificates of deposit, which comprise a sizable portion of our balance sheet.

As of September 30, 2013, the Mercantile Bank Prime Rate was 4.50% as compared to the Wall Street Journal Prime Rate of 3.25%. Historically, the two indices have been equal; however, we elected not to reduce the Mercantile Bank Prime Rate in late October and mid-December of 2008 when the Wall Street Journal Prime Rate declined by 50 and 75 basis points, respectively.

79.

MERCANTILE BANK CORPORATION

In conducting our simulations since year-end 2008, we have made the assumption that the Mercantile Bank Prime Rate will remain unchanged until the Wall Street Journal Prime Rate equals the Mercantile Bank Prime Rate, at which time the two indices will remain equal in the increasing interest rate scenarios. One of our primary interest rate goals has been to reduce the negative impact this repricing gap will likely have on our net interest income in an increasing interest rate environment. Starting in early 2011, we started a program to convert certain commercial loan relationships from the Mercantile Bank Prime Rate to the Wall Street Journal Prime Rate. As of September 30, 2013, approximately 76% of our floating rate commercial loans were tied to the Wall Street Journal Prime Rate, compared to less than 5% at year-end 2010. Although this program has a short-term negative impact on net interest income as the conversion generally involves an interest rate reduction, it will have a positive impact on net interest income in a rising interest rate environment as the affected commercial loans will be subject to increased repricing sooner than otherwise.

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

Item 4. Controls and Procedures

As of September 30, 2013, an evaluation was performed under the supervision of and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of September 30, 2013.

There have been no changes in our internal control over financial reporting during the quarter ended September 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

80.

MERCANTILE BANK CORPORATION

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, we may be involved in various legal proceedings that are incidental to our business. In our opinion, we are not a party to any current legal proceedings that are material to our financial condition, either individually or in the aggregate.

Item 1A. Risk Factors.

Other than the risk factors specifically related to the proposed merger of Mercantile and Firstbank, which are incorporated here by reference to the Section entitled “Risk Factors” on pages 31 – 37 of Mercantile’s Amendment No. 3 to Form S-4 Registration Statement filed November 5, 2013 (Registration No. 333-191212), there have been no material changes in our risk factors from those previously disclosed in our annual report on Form 10-K for the year ended December  31, 2012.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

We made no unregistered sale of equity securities, nor did we purchase our equity securities, during the quarter ended September 30, 2013.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Not applicable.

81.

MERCANTILE BANK CORPORATION

Item 6. Exhibits

EXHIBIT NO.	EXHIBIT DESCRIPTION

2.1	Agreement and Plan of Merger dated August 14, 2013, incorporated by reference to Exhibit 2.1 to our Current Report on Form 8-K filed August 15, 2013

3.1	Our Articles of Incorporation are incorporated by reference to Exhibit 3.1 of our Form 10-Q for the quarter ended June 30, 2009

3.2	Our Amended and Restated Bylaws dated as of January 16, 2003 are incorporated by reference to Exhibit 3.2 of our Registration Statement on Form S-3 (Commission File No. 333-103376) that became effective on February 21, 2003

10.1	Form of Voting Agreement dated August 14, 2013, incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed August 15, 2013

10.2	Employment Agreement with Thomas Sullivan dated August 14, 2013, incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed August 15, 2013

10.3	Employment Agreement with Samuel Stone dated August 14, 2013, incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K filed August 15, 2013

31	Rule 13a-14(a) Certifications

32.1	Section 1350 Chief Executive Officer Certification

32.2	Section 1350 Chief Financial Officer Certification

101	The following financial information from Mercantile’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Income, (iii) the Condensed Consolidated Statements of Comprehensive Income, (iv) the Condensed Consolidated Statements of Changes in Shareholders’ Equity, (v) the Condensed Consolidated Statements of Cash Flows, and (vi) the Notes to Condensed Consolidated Financial Statements

82.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 12, 2013.

MERCANTILE BANK CORPORATION

By:	/s/ Michael H. Price
Michael H. Price
Chairman of the Board, President and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Charles E. Christmas
Charles E. Christmas
Senior Vice President, Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)

83.

EXHIBIT INDEX

EXHIBIT NO.	EXHIBIT DESCRIPTION

2.1	Agreement and Plan of Merger dated August 14, 2013, incorporated by reference to Exhibit 2.1 to our Current Report on Form 8-K filed August 15, 2013

3.1	Our Articles of Incorporation are incorporated by reference to Exhibit 3.1 of our Form 10-Q for the quarter ended June 30, 2009

3.2	Our Amended and Restated Bylaws dated as of January 16, 2003 are incorporated by reference to Exhibit 3.2 of our Registration Statement on Form S-3 (Commission File No. 333-103376) that became effective on February 21, 2003

10.1	Form of Voting Agreement dated August 14, 2013, incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed August 15, 2013

10.2	Employment Agreement with Thomas Sullivan dated August 14, 2013, incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed August 15, 2013

10.3	Employment Agreement with Samuel Stone dated August 14, 2013, incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K filed August 15, 2013

31	Rule 13a-14(a) Certifications

32.1	Section 1350 Chief Executive Officer Certification

32.2	Section 1350 Chief Financial Officer Certification

101	The following financial information from Mercantile’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Income, (iii) the Condensed Consolidated Statements of Comprehensive Income, (iv) the Condensed Consolidated Statements of Changes in Shareholders’ Equity, (v) the Condensed Consolidated Statements of Cash Flows, and (vi) the Notes to Condensed Consolidated Financial Statements