Form 10-K
period 2013-12-31
MERCANTILE BANK CORP
filed 2014-02-28
CIK 1042729

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate value of the common equity held by non-affiliates (persons other than directors and executive officers) of the registrant, computed by reference to the closing price of the common stock as of the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $151.5 million.

As of February 1, 2014, there were issued and outstanding 8,739,108 shares of the registrant’s common stock.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the proxy statement for the 2014 annual meeting of shareholders (Portions of Part III) and the risk factors contained in our Section 424(b)(3) prospectus filed with the SEC on November 6, 2013, at pages 31-37.

PART I

Item 1.	Business.

The Company

Mercantile Bank Corporation is a registered bank holding company under the Bank Holding Company Act of 1956, as amended (the “Bank Holding Company Act”). Unless the text clearly suggests otherwise, references to “us,” “we,” “our,” or “the company” include Mercantile Bank Corporation and its wholly-owned subsidiaries. As a bank holding company, we are subject to regulation by the Board of Governors of the Federal Reserve System (the “Federal Reserve Board”). We were organized on July 15, 1997, under the laws of the State of Michigan, primarily for the purpose of holding all of the stock of Mercantile Bank of Michigan (“our bank”), and of such other subsidiaries as we may acquire or establish. Our bank commenced business on December 15, 1997. During the third quarter of 2013, we filed an election to become a financial holding company, which election became effective October 17, 2013.

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

Merger Agreement

On August 14, 2013, Mercantile Bank Corporation (“Mercantile”) and Firstbank Corporation (“Firstbank”), a Michigan corporation, entered into an Agreement and Plan of Merger (the “merger agreement”). Under the terms of the merger agreement, Firstbank will be merged with and into Mercantile, with Mercantile as the surviving corporation. Both Mercantile and Firstbank shareholders approved the merger effective December 12, 2013.

2.

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

The obligations of Mercantile and Firstbank to complete the merger are subject to the satisfaction of the remaining conditions, which include, among others: (i) obtaining the consents, authorizations, approvals, or exemptions required under the Bank Holding Company Act, the FDI Act, and the Michigan Banking Code; (ii) the absence of any injunction, decree, order, statute, rule or regulation by a court of other governmental entity that makes unlawful or prohibits the consummation of the merger; and (iii) the authorization for the listing on Nasdaq of the shares of Mercantile common stock to be issued in connection with the merger and upon conversion of the Firstbank restricted stock and the shares of Mercantile common stock reserved for issuance pursuant to Mercantile stock options, subject to official notice of issuance.

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

Mercantile and Firstbank may mutually agree to terminate the merger agreement at any time, notwithstanding approval of the merger agreement by shareholders. Either company may also terminate the merger agreement if the merger is not consummated by June 30, 2014, subject to certain exceptions. In addition, either company may terminate the agreement to enter into a definitive agreement with respect to a superior proposal, subject to certain conditions and the payment of a termination fee.

Generally, all fees and expenses incurred in connection with the merger agreement and the transactions contemplated by the merger agreement will be paid by the party incurring those expenses. Subject to specific exceptions, Mercantile or Firstbank may be required to pay a termination fee of $7.9 million and/or expense reimbursement up to $2.0 million.

3.

The merger will be accounted for using the acquisition method of accounting, with Mercantile treated as the acquirer for accounting purposes.

The merger agreement was filed as exhibit 2.1 to our Form 8-K filed August 15, 2013 to provide security holders with information regarding its terms. On February 20, 2014, Mercantile and Firstbank entered into a first amendment to the merger agreement, a copy of which was attached as exhibit 10.1 to our Form 8-K filed on February 21, 2014. The amendment extends the date on which the merger agreement becomes terminable from March 31, 2014 to June 30, 2014. Mercantile and Firstbank currently expect the effective time of the merger to occur before the extended termination date. However, the merger is subject to various regulatory clearances and the satisfaction or waiver of other conditions as described in the merger agreement, some of which may be outside the control of Mercantile and Firstbank, and the merger could be completed at a later time through further extension(s) of the merger agreement or not at all.

The merger agreement and first amendment are not intended to provide any other factual information about Mercantile, Firstbank or their respective subsidiaries and affiliates. The merger agreement contains representations and warranties by each of the parties to the merger agreement. These representations and warranties were made solely for the benefit of the other party to the merger agreement and (i) are not intended to be treated as categorical statements of fact, but rather as a way of allocating risk to one of the parties if those statements prove to be inaccurate, (ii) may have been qualified in the merger agreement by confidential disclosure schedules that were delivered to the other party in connection with the signing of the merger agreement, which disclosure schedules may contain information that modifies, qualifies and creates exceptions to the representations, warranties and covenants set forth in the merger agreement, (iii) may be subject to standards of materiality applicable to the parties that differ from what might be viewed as material to investors, (iv) were made only as of the date of the merger agreement or such other date or dates as may be specified in the merger agreement or the amendment. Moreover, information concerning the subject matter of the representations, warranties and covenants may change after the date of the merger agreement, which subsequent information may or may not be fully reflected in public disclosures by Mercantile or Firstbank. Accordingly, the representations, warranties and covenants or any descriptions should not be relied upon as characterizations of the actual state of facts or condition of Mercantile or Firstbank.

Mercantile’s Board of Directors and Mercantile shareholders approved an amendment to the Mercantile articles of incorporation which increases the number of authorized shares of common stock from 20 million to 40 million. Although this proposal was approved by Mercantile shareholders, if the merger is not completed the amendment will not become effective.

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

Our bank makes secured and unsecured commercial, construction, mortgage and consumer loans, and accepts checking, savings and time deposits. Our bank owns eight automated teller machines (“ATM”), located at each of our seven office locations and one at an off-site location, that participate in the ACCEL/EXCHANGE and PLUS regional network systems, as well as other ATM networks throughout the country. Our bank also enables customers to conduct certain loan and deposit transactions by personal computer and through mobile applications. Courier service is provided to certain commercial customers, and safe deposit facilities are available at each of our office locations. Our bank does not have trust powers.

4.

Our Mortgage Company

Our mortgage company’s predecessor, Mercantile Bank Mortgage Company, commenced operations on October 24, 2000, when our bank contributed most of its residential mortgage loan portfolio and participation interests in certain commercial mortgage loans to Mercantile Bank Mortgage Company. On the same date, our bank also transferred its residential mortgage origination function to Mercantile Bank Mortgage Company. On January 1, 2004, Mercantile Bank Mortgage Company was reorganized as Mercantile Bank Mortgage Company, LLC, a limited liability company, which was 99% owned by our bank and 1% owned by our insurance company. The reorganization had no impact on the company’s financial position or results of operations. Mortgage loans originated and held by our mortgage company were serviced by our bank pursuant to a servicing agreement. Effective January 1, 2013, we dissolved the mortgage company to streamline the administration of our mortgage business. A cash amount commensurate with its 1% ownership interest was distributed to the insurance company. The remaining assets of the mortgage company were assigned to our bank. The business that was formerly conducted by our mortgage company is now performed by our bank in its ordinary course of operation.

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

5.

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

Regulation and Supervision

As a registered bank holding company under the Bank Holding Company Act, we are required to file an annual report with the Federal Reserve Board and such additional information as the Federal Reserve Board may require. We are also subject to examination by the Federal Reserve Board.

The Bank Holding Company Act limits the activities of bank holding companies that are not qualified as financial holding companies to banking and the management of banking organizations, and to certain non-banking activities. These non-banking activities include those activities that the Federal Reserve Board found, by order or regulation as of the day prior to enactment of the Gramm-Leach-Bliley Act, to be so closely related to banking as to be a proper incident to banking. These non-banking activities include, among other things: operating a mortgage company, finance company, or factoring company; performing certain data processing operations; providing certain investment and financial advice; acting as an insurance agent for certain types of credit-related insurance; leasing property on a full-payout, nonoperating basis; and providing discount securities brokerage services for customers. With the exception of the activities formerly conducted by our mortgage company discussed above, neither we nor any of our subsidiaries engage in any of the non-banking activities listed above.

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

6.

Employees

As of December 31, 2013, we employed 227 full-time and 41 part-time persons. Management believes that relations with employees are good.

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

The Board of Directors has delegated significant lending authority to officers of our bank. The Board of Directors believes this empowerment, supported by our strong credit culture and the significant experience of our commercial lending staff, enables us to be responsive to our customers. The loan policy specifies lending authority for our lending officers with amounts based on the experience level and ability of each lender. Our loan officers and loan managers are able to approve loans up to $1.0 million and $2.5 million, respectively. We have established higher approval limits for our bank’s Senior Lender, President, and Chairman of the Board and Chief Executive Officer, ranging from $4.0 million up to $10.0 million. These lending authorities, however, are typically used only in rare circumstances where timing is of the essence. Generally, loan requests exceeding $2.5 million require approval by the Officers Loan Committee, and loan requests exceeding $4.0 million, up to the legal lending limit of approximately $38.4 million, require approval by the Board of Directors. In most circumstances, we apply an in-house lending limit that is significantly less than our bank’s legal lending limit.

Provisions of recent legislation, including the Dodd-Frank Act, when fully implemented by regulations to be adopted by federal agencies, may have a significant impact on our lending policy, especially in the areas of single-family residential real estate and other consumer lending. For additional information on this legislation and its potential impact, refer to the Risk Factors entitled “The effect of financial services legislation and regulations remains uncertain” and “Our single-family real estate lending business faces significant change” in Item 1A- Risk Factors in this Annual Report.

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

7.

Working capital loans are often structured as a line of credit and are reviewed periodically in connection with the borrower’s year-end financial reporting. These loans are generally secured by substantially all of the assets of the borrower and have a floating interest rate tied to the Mercantile Bank Prime Rate, Wall Street Journal Prime Rate or 30-day Libor Rate. Loans for machinery and equipment purposes typically have a maturity of three to five years and are fully amortizing, while commercial real estate loans are usually written with a five-year maturity and amortize over a 10- to 20-year period. Commercial loans typically have an interest rate that is fixed to maturity or is tied to the Wall Street Journal Prime Rate, Mercantile Bank Prime Rate or 30-day Libor Rate.

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

Our bank has a home equity line of credit program. Home equity lines of credit are generally secured by either a first or second mortgage on the borrower’s primary residence. The program provides revolving credit at a rate tied to the Wall Street Journal Prime Rate.

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

8.

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

Our independent loan review program is primarily responsible for the administration of the grading system and ensuring adherence to established lending policies and procedures. The loan review program is an integral part of maintaining our strong asset quality culture. The loan review function works closely with senior management, although it functionally reports to the Board of Directors. All commercial loan relationships equal to or exceeding $1.6 million are formally reviewed every twelve months, with a random sampling performed on credits under $1.6 million. Our watch list credits are reviewed monthly by our Board of Directors and our Watch List Committee, the latter of which is comprised of personnel from the administration, lending and loan review functions.

Loans are placed in a nonaccrual status when, in our opinion, uncertainty exists as to the ultimate collection of all principal and interest. As of December 31, 2013, loans placed in nonaccrual status totaled $6.7 million, or 0.6% of total loans, compared to $19.0 million, or 1.8% of total loans, at December 31, 2012. We had no loans past due 90 days or more and still accruing interest at year-end 2013 or 2012.

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

9.

A migration analysis is completed quarterly to assist us in determining appropriate reserve allocation factors for non-impaired commercial loans. Our migration takes into account various time periods, and while historically we have generally placed most weight on the eight-quarter time frame, consideration was given to the other time periods as part of our assessment. Given the stabilization of and decrease in loan losses experienced in recent quarters in comparison to loan losses recorded during the economic downturn of 2007 through 2011, we decided to transition from the eight-quarter time frame to a longer twelve-quarter time frame during 2012. Given current economic conditions and the general economic outlook over the near future, we believe the twelve-quarter period now represents a more appropriate range of economic conditions and provides for a more relevant basis in determining reserve allocation factors.

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

Coinciding with our transition from an eight-quarter loan loss migration analysis to a twelve-quarter loan loss migration analysis during 2012, we also transitioned from a 50-basis point environmental factor matrix to a 35-basis point environmental factor matrix. We believe this reduction was appropriate since extending the look-back period of the loan loss migration analysis expands the level of environmental experience inherently included in the quantitative-based reserve allocation factors. This transition, along with typical periodic adjustments to the environmental factors, resulted in a net decrease of $1.5 million to the required loan loss reserve level as of December 31, 2012.

The most significant external environmental factor is the assessment of the current economic environment and the resulting implications on our commercial loan portfolio. Currently, we believe conditions remain stressed for certain non-owner occupied commercial real estate (“CRE”); however, recent data and performance reflect a level of stability, and in some cases improvement, in the other classes of our commercial loan portfolio.

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

10.

Reflecting the stressed economic conditions and resulting negative impact on our loan portfolio, we substantially increased the allowance as a percent of the loan portfolio beginning in 2009. The allowance equaled $22.8 million, or 2.2% of total loans outstanding, as of December 31, 2013, compared to 2.8%, 3.4%, 3.6%, 3.1%, 1.5% and 1.4% at year-end 2012, 2011, 2010, 2009, 2008 and 2007, respectively. A significant portion of the decline in the level of the allowance to total loans outstanding during 2013 and 2012 reflects the charge-off of specific reserves that were created in prior periods and the elimination and reduction of specific reserves due to successful collection efforts, while the remainder of the decline is primarily associated with commercial loan upgrades and reductions in many reserve allocation factors on non-impaired commercial loans resulting from the impact of lower net loan charge-offs in recent periods on our migration calculations.

As of December 31, 2013, the allowance was comprised of $10.4 million in general reserves relating to non-impaired loans, $2.0 million in specific reserve allocations relating to nonaccrual loans, and $10.4 million in specific allocations on other loans, primarily accruing loans designated as troubled debt restructurings. Troubled debt restructurings totaled $34.9 million at December 31, 2013, consisting of $4.6 million that are on nonaccrual status and $30.3 million that are on accrual status. The latter, while considered and accounted for as impaired loans in accordance with accounting guidelines, is not included in our nonperforming loan totals. Impaired loans with an aggregate carrying value of $3.1 million as of December 31, 2013 had been subject to previous partial charge-offs aggregating $3.1 million. Those partial charge-offs were recorded as follows: $1.1 million in 2013, $1.2 million in 2012, $0.6 million in 2011 and $0.2 million in 2010. As of December 31, 2013, specific reserves allocated to impaired loans that had been subject to a previous partial charge-off totaled $0.1 million.

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

Subject to the limitations of the Bank Holding Company Act and the “Volcker Rule”, we are also permitted to make portfolio investments in equity securities and to make equity investments in subsidiaries engaged in a variety of non-banking activities, which include real estate-related activities such as community development, real estate appraisals, arranging equity financing for commercial real estate, and owning and operating real estate used substantially by our bank or acquired for its future use. Our bank holding company has no plans at this time to make directly any of these equity investments at the bank holding company level. Our Board of Directors may, however, alter the investment policy at any time without shareholder approval.

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

11.

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

12.

Adverse changes in economic conditions or interest rates may negatively affect our earnings, capital and liquidity.

The results of operations for financial institutions, including our bank, may be materially and adversely affected by changes in prevailing local and national economic conditions, including declines in real estate market values and the related declines in value of our real estate collateral, rapid increases or decreases in interest rates and changes in the monetary and fiscal policies of the federal government. Our profitability is heavily influenced by the spread between the interest rates we earn on loans and investments and the interest rates we pay on deposits and other interest-bearing liabilities. Substantially all of our loans are to businesses and individuals in western or south central Michigan, and any decline in the economy of these areas could adversely affect us. Like most banking institutions, our net interest spread and margin will be affected by general economic conditions and other factors that influence market interest rates and our ability to respond to changes in these rates. At any given time, our assets and liabilities may be such that they will be affected differently by a given change in interest rates.

Significant declines in the value of commercial real estate could adversely impact us.

Many of our loans relate to commercial real estate. Stressed economic conditions may reduce the value of commercial real estate and strain the financial condition of our commercial real estate borrowers, especially in the land development and non-owner occupied commercial real estate segments of our loan portfolio. Those difficulties could adversely affect us and could produce losses and other adverse effects on our business.

Market volatility may adversely affect us.

The capital and credit markets may experience volatility and disruption. In some cases, the markets have produced downward pressure on stock prices and credit availability for certain issuers without apparent regard to those issuers’ underlying financial strength. Future levels of market disruption and volatility may have an adverse effect, which may be material, on our ability to access capital and on our business, financial condition and results of operations.

We face certain risks related to our planned merger with Firstbank as outlined in the merger prospectus.

We face certain risks related to our planned merger with Firstbank, including risks related to our ability to consummate the merger in a timely fashion and our ability to successfully integrate the companies following the merger. These risks are outlined in our Section 424(b)(3) prospectus filed with the SEC on November 6, 2013, at pages 31-37, and are incorporated here by reference.

Anticipation of the special dividend may cause upward pressure on or support of the price of Mercantile common stock as investors purchase or hold shares to collect the expected special dividend. The price of Mercantile common stock may decline on or after the ex-dividend date or payment date of the dividend.

As part of the merger, Mercantile’s Board of Directors expects to declare and pay a special cash dividend of $2.00 per share to Mercantile shareholders prior to the effective time of the merger, subject to the satisfaction of the closing conditions set forth in the merger agreement. Anticipation of the special dividend may cause upward pressure on or support of the price of Mercantile common stock as investors purchase or hold shares to collect the expected special dividend. The price of Mercantile common stock may decline on or after the ex-dividend date or payment date of the dividend because the shareholders’ equity of Mercantile will decrease by the amount of the distribution.

13.

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

We may not be able to successfully adapt to evolving industry standards and market pressures.

Our success depends, in part, on the ability to adapt products and services to evolving industry standards. There is increasing pressure to provide products and services at lower prices. This can reduce net interest income and noninterest income from fee-based products and services. In addition, the widespread adoption of new technologies could require us to make substantial capital expenditures to modify or adapt existing products and services or develop new products and services. We may not be successful in introducing new products and services in response to industry trends or developments in technology, or those new products may not achieve market acceptance. As a result, we could lose business, be forced to price products and services on less advantageous terms to retain or attract clients, or be subject to cost increases. As a result, our business, financial condition, or results of operations may be adversely affected.

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

14.

The effect of the U.S. Government’s response to the financial crisis remains uncertain.

In response to the turmoil in the financial services sector and the severe recession in the broader economy, the U.S. Government took legislative and other action intended to restore financial stability and economic growth. In October, 2008, then President Bush signed the Emergency Economic Stabilization Act of 2008 (the “EESA”). Among other things, the EESA established the Troubled Asset Relief Program (“TARP”). Under TARP, among other things, the United States Treasury Department (the “Treasury Department”) made senior preferred stock investments in qualifying financial institutions. In February, 2009, President Obama signed the American Recovery and Reinvestment Act of 2009 (the “ARRA”). The ARRA contained, among other things, a further package of economic stimulus measures and amendments to EESA’s restrictions on compensation of executives of financial institutions and others participating in the TARP. The FDIC and the Treasury Department also implemented further measures to address the crisis in the financial services sector. Further legislation providing tax relief and other economic stimulus was adopted by Congress in 2010 and 2011. Many of the programs initiated under the EESA and ARRA, and emergency regulatory actions of the FDIC and the Treasury Department, have expired or been terminated by subsequent legislative and regulatory actions. In addition to legislation, the Federal Reserve Board eased short-term interest rates and implemented a series of emergency programs to furnish liquidity to the financial markets and credit to various participants in those markets, as well as programs of quantitative easing through direct open market purchases of certain Treasury and other securities. In December, 2013, the Federal Reserve Board began a phased reduction in the amount of such securities purchases, contingent upon the general performance of the U.S. economy and unemployment and inflation metrics. There can be no assurance as to the actual impact of these laws, and their respective implementing regulations, the programs of the government agencies, or any further legislation or regulations, on the financial markets, the broader economy, or on our business, financial condition, results of operations, access to credit or the trading price of our common stock.

The effect of financial services legislation and regulations remains uncertain.

In response to the financial crisis, on July 21, 2010, President Obama signed the Dodd-Frank Act, the most comprehensive reform of the regulation of the financial services industry since the Great Depression of the 1930’s. Among many other things, the Dodd-Frank Act provides for increased supervision of financial institutions by regulatory agencies, more stringent capital requirements for financial institutions, major changes to deposit insurance assessments by the FDIC, prohibitions on proprietary trading and sponsorship or investment in hedge funds and private equity funds by insured depository institutions, holding companies, and their affiliates, heightened regulation of hedging and derivatives activities, a greater focus on consumer protection issues, in part through the formation of a new Consumer Financial Protection Bureau (“CFPB”) having powers formerly split among different regulatory agencies, extensive changes to the regulation of residential mortgage lending, imposition of limits on interchange transaction and network fees for electronic debit transactions, repeal of the prohibition on payment of interest on demand deposits, the effective winding up of additional expenditures of funds under the TARP, and the imposition of a “sunset date” of December 31, 2012 on expenditures under the ARRA. Many of the Dodd-Frank Act’s provisions have delayed effective dates, while other provisions require implementing regulations of various federal agencies, some of which have not yet been adopted in final form. There can be no assurance that the Dodd-Frank Act and its implementing regulations will not limit our ability to pursue business opportunities, impose additional costs on us, impact our revenues or the value of our assets, or otherwise adversely affect our business.

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

15.

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

16.

We are subject to significant government regulation, and any regulatory changes may adversely affect us.

The banking industry is heavily regulated under both federal and state law. These regulations are primarily intended to protect customers, the federal deposit insurance fund, and the stability of the U.S. financial system, not our creditors or shareholders. Existing state and federal banking laws subject us to substantial limitations with respect to the making of loans, the purchase of securities, the payment of dividends and many other aspects of our business. Some of these laws may benefit us, others may increase our costs of doing business, or otherwise adversely affect us and create competitive advantages for others. Regulations affecting banks and financial services companies undergo continuous change, and we cannot predict the ultimate effect of these changes, which could have a material adverse effect on our profitability or financial condition. Federal economic and monetary policy may also affect our ability to attract deposits, make loans and achieve satisfactory interest spreads.

Our single-family real estate lending business faces significant change.

The Dodd-Frank Act significantly changed the regulation of single-family residential mortgage lending in the United States. Among other things, the law transferred rule-making and enforcement powers from a number of federal agencies to the CFPB, imposed new risk retention and recordkeeping requirements on lenders (such as our bank) which sell single-family residential mortgage loans in the secondary market, required revision of disclosure documents mandated by various federal laws, limited loan originator compensation and expanded recordkeeping and reporting requirements under other federal statutes. Regulations implementing the Dodd-Frank Act adopted in 2013 by the CFPB (i) require lenders to make a reasonable good faith determination of a prospective residential mortgage borrower’s ability to repay based on specific underwriting criteria and define the characteristics of “qualified mortgages” that presumptively satisfy the ability to pay requirement, (ii) impose new requirements on mortgage servicing that address many issues, including periodic billing statements, error resolution, force-placed insurance, payment crediting and payoff, early intervention with delinquent borrowers, and enhanced loss mitigation procedures, (iii) specify new limitations on loan originator compensation, (iv) further restrict certain high-cost mortgage loans, (v) expand mandated loan escrow accounts for certain loans, (vi) revise existing appraisal requirements under the Equal Credit Opportunity Act and require provision of a free copy of all appraisals to applicants for first lien loans, and (vii) combine in a single, new form required loan disclosures under the Truth-in-Lending Act (“TILA”) and the Real Estate Settlement Procedures Act (“RESPA”). Apart from use of the TILA/RESPA combined disclosure form (which becomes effective August 1, 2015), the effective dates of these changes are in 2014. These and other changes required by the Dodd-Frank Act will require substantial modifications to the entire mortgage lending and servicing industry. Their impact may involve changes to our operations and increased compliance costs in making single-family residential mortgage loans.

Minimum capital requirements are scheduled to increase.

The provisions of the Dodd-Frank Act relating to capital to be maintained by financial institutions approach convergence with the standards (generally known as Basel III) adopted in December, 2010 by the Group of Governors and Heads of Supervision, the oversight body of the Basel Committee on Banking Supervision. Among other things, those standards contain a narrower definition of elements qualifying for inclusion as Tier 1 capital and higher minimum risk-based capital levels than those specified in current U.S. law and regulations. In July, 2013, the U.S. federal bank regulatory agencies adopted regulations to implement the provisions of the Dodd-Frank Act and Basel III for U.S. financial institutions. The new regulations will become applicable to us and our bank on January 1, 2015.

17.

The new regulations implement (i) revised definitions of regulatory capital elements, (ii) a new common equity tier 1 (“CET 1”) minimum capital ratio requirement, (iii) an increase in the existing minimum tier 1 capital ratio requirement, (iv) new limits on capital distributions and certain discretionary bonus payments if an institution does not hold a specified amount of CET 1 (called a capital conservation buffer) in addition to the amount required to meet its minimum risk-based capital requirements, (v) new risk-weightings for certain categories of assets, and (vi) other requirements applicable to banking organizations which have total consolidated assets of $250 billion or more, total consolidated on-balance sheet foreign exposure of $10 billion or more, elect to use the advanced measurement approach for calculating risk-weighted assets, or are subsidiaries of banking organizations that use the advanced measurement approach (“Advanced Approaches Entities”).

Among other things, the new regulations generally require banking organizations to recognize in regulatory capital most components of accumulated other comprehensive income (“AOCI”), including accumulated unrealized gains and losses on available for sale securities. This requirement, which is not imposed under existing risk-based capital regulations, may be avoided by banking organizations, such as us and our bank, that are not Advanced Approaches Entities, by making a one-time, irrevocable election on the first quarterly regulatory report following the date on which the regulations become effective as to it, now scheduled for the first quarter of 2015.

In addition, the new regulations (unlike the original proposal), permit companies such as us, which had total assets of less than $15 billion on December 31, 2009, and had issued trust preferred securities on or prior to May 19, 2010, to continue to include such securities in tier 1 capital.

On January 1, 2015, for banking organizations such as us and our bank that are not Advanced Approaches Entities, the new regulations mandate a minimum ratio of CET 1 to standardized total risk-weighted assets (“RWA”) of 4.5%, an increased ratio of tier 1 capital to RWA of 6.0% (compared to the current requirement of 4.0%), a total capital ratio (that is, the sum of tier 1 and tier 2 capital to RWA) of 8.0%, and a minimum leverage ratio (that is, tier 1 capital to adjusted average total consolidated assets) of 4.0%. The calculation of these amounts will be affected by the new definitions of certain capital elements.

The capital conservation buffer comprised solely of CET 1 will be phased-in commencing January 1, 2016, beginning at 0.625% of RWA and rising to 2.5% of RWA on January 1, 2019. Failure by a banking organization to maintain the aggregate required minimum capital ratios and capital conservation buffer will impair its ability to make certain distributions (including dividends and stock repurchases) and discretionary bonus payments to executive officers.

These increased minimum capital requirements may adversely affect our ability (and that of our bank) to pay cash dividends, reduce our profitability, or otherwise adversely affect our business, financial condition or results of operations. In the event of a need for additional capital to meet these requirements, there can be no assurance of our ability to raise funding in the equity and capital markets. Factors that we cannot control, such as the disruption of financial markets or negative views of the financial services industry generally, could impair our ability to raise qualifying equity capital. In addition, our ability to raise qualifying equity capital could be impaired if investors develop a negative perception of our financial prospects. If we were unable to raise qualifying equity capital, it might be necessary for us to sell assets in order to maintain required capital ratios. We may be unable to sell some of our assets, or we may have to sell assets at a discount from market value, either of which could adversely affect our results of operations, cash flow and financial condition.

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

18.

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

19.

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

We may also be subject to disruptions of our operating systems arising from events that are wholly or partially beyond our control, including, for example, computer viruses or electrical or telecommunications outages, which may give rise to losses in service to customers and to loss or liability to us. We are further exposed to the risk that our external vendors may be unable to fulfill their contractual obligations to us, or will be subject to the same risk of fraud or operational errors by their respective employees as are we, and to the risk that our or our vendors’ business continuity and data security systems prove not to be adequate. We also face the risk that the design of our controls and procedures proves inadequate or is circumvented, causing delays in detection or errors in information. Although we maintain a system of controls designed to keep operational risks at appropriate levels, there can be no assurance that we will not suffer losses from operational risks in the future that may be material in amount.

We face the risk of cyber-attack to our computer systems.

Our computer systems, software and networks have been and will continue to be vulnerable to unauthorized access, loss or destruction of data (including confidential client information), account takeovers, unavailability of service, computer viruses or other malicious code, cyber-attacks and other events. These threats may derive from human error, fraud or malice on the part of employees or third parties, or may result from accidental technological failure. If one or more of these events occurs, it could result in the disclosure of confidential client information, damage to our reputation with our clients and the market, additional costs to us (such as repairing systems or adding new personnel or protection technologies), regulatory penalties and financial losses, to both us and our clients and customers. Such events could also cause interruptions or malfunctions in our operations (such as the lack of availability of our online banking system), as well as the operations of our clients, customers or other third parties. Although we maintain safeguards to protect against these risks, there can be no assurance that we will not suffer losses in the future that may be material in amount.

Damage to our reputation could materially harm our business.

Our relationship with many of our clients is predicated upon our reputation as a fiduciary and a service provider that adheres to the highest standards of ethics, service quality and regulatory compliance. Adverse publicity, regulatory actions, litigation, operational failures, the failure to meet client expectations and other issues with respect to one or more of our businesses could materially and adversely affect our reputation, our ability to attract and retain clients or our sources of funding for the same or other businesses. Preserving and enhancing our reputation also depends on maintaining systems and procedures that address known risks and regulatory requirements, as well as our ability to identify and mitigate additional risks that arise due to changes in our businesses and the marketplaces in which we operate, the regulatory environment and client expectations. If any of these developments has a material effect on our reputation, our business will suffer.

Item 1B.	Unresolved Staff Comments

We have received no written comments regarding our periodic or current reports from the staff of the Securities and Exchange Commission that were issued 180 days or more before the end of our 2013 fiscal year and that remain unresolved.

20.

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

Our bank designed and constructed a full service branch and retail loan facility, which opened in July of 1999, in Alpine Township, a northwest suburb of Grand Rapids. The facility is one story and has approximately 8,000 square feet of usable space. The land and building are owned by our bank. The facility has multiple drive-through lanes and ample parking space. The address of this facility is 4613 Alpine Avenue NW, Comstock Park, Michigan.

During 2001, our bank designed and constructed two facilities on a four-acre parcel of land located in the City of Wyoming, a southwest suburb of Grand Rapids. The land had been purchased by our bank in 2000. The larger of the two buildings is a full service branch, which opened in September of 2001. The facility is two-stories and has approximately 25,000 square feet of usable space. The facility has multiple drive-through lanes and ample parking space. The address of this facility is 5610 Byron Center Avenue SW, Wyoming, Michigan. The other building is a single-story facility with approximately 11,000 square feet of usable space. Our bank’s accounting, audit, loss prevention and wire transfer functions are housed in this building, which underwent a renovation in 2005 that almost doubled its size. The address of this facility is 5650 Byron Center Avenue SW, Wyoming, Michigan.

During 2002, our bank designed and constructed a full service branch, which opened in December of 2002, in the City of Kentwood, a southeast suburb of Grand Rapids. The land had been purchased by our bank in 2001. The facility is one story and has approximately 10,000 square feet of usable space. The facility has multiple drive-through lanes and ample parking space. The address of this facility is 4860 Broadmoor Avenue SE, Kentwood, Michigan.

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

During 2006, our bank purchased approximately three acres of vacant land and designed and initiated construction of a new three-story facility in East Lansing, Michigan. This facility was completed during the second quarter of 2007, and serves as a full service banking center for the greater Lansing area, including commercial lending, retail lending, and a full service branch. The facility consists of approximately 27,000 square feet of usable space and contains multiple drive-through lanes with ample parking. The address of this facility is 3737 Coolidge Road, East Lansing, Michigan.

21.

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

Our common stock is traded on the Nasdaq Global Select Market under the symbol “MBWM.” At February 1, 2014, there were 298 record holders of our common stock. In addition, we estimate that there were approximately 4,000 beneficial owners of our common stock who own their shares through brokers or banks. The following table shows the high and low sales prices for our common stock as reported by the Nasdaq Global Select Market for the periods indicated and the quarterly cash dividends paid by us during those periods.

	High	Low	Dividend
2013
First Quarter	$17.29	$16.03	$0.10
Second Quarter	18.00	16.50	0.11
Third Quarter	22.41	17.87	0.12
Fourth Quarter	22.52	19.95	0.12
2012
First Quarter	$9.77	$14.25	$0.00
Second Quarter	18.46	13.71	0.00
Third Quarter	18.69	15.77	0.00
Fourth Quarter	17.98	13.41	0.09

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

22.

We and our bank are subject to regulatory capital requirements administered by state and federal banking agencies. Failure to meet the various capital requirements can initiate regulatory action that could have a direct material effect on our financial statements. Our bank’s ability to pay cash and stock dividends is subject to limitations under various laws and regulations and to prudent and sound banking practices. On October 11, 2012, our Board of Directors declared a cash dividend on our common stock in the amount of $0.09 per share, that was paid on December 10, 2012 to shareholders of record as of November 9, 2012. This represented our first common stock cash dividend since the first quarter of 2010, as in April 2010 we suspended payments of cash dividends on our common stock. On January 10, 2013, our Board of Directors declared a cash dividend on our common stock in the amount of $0.10 per share that was paid on March 8, 2013 to shareholders of record as of February 8, 2013. On April 11, 2013, our Board of Directors declared a cash dividend on our common stock in the amount of $0.11 per share that was paid on June 10, 2013 to shareholders of record as of May 10, 2013. On July 11, 2013, our Board of Directors declared a cash dividend on our common stock in the amount of $0.12 per share that was paid on September 10, 2013 to shareholders of record as of August 9, 2013. On October 10, 2013, our Board of Directors declared a cash dividend on our common stock in the amount of $0.12 per share that was paid on December 10, 2013 to shareholders of record as of November 8, 2013. On January 16, 2014, our Board of Directors declared a cash dividend on our common stock in the amount of $0.12 per share that will be paid on March 10, 2014 to shareholders of record as of February 10, 2014.

As part of our planned merger with Firstbank, Mercantile’s Board of Directors expects to declare and pay a special cash dividend of $2.00 per share to Mercantile shareholders prior to the effective time of the merger, subject to the satisfaction of the closing conditions set forth in the merger agreement. Anticipation of the special dividend may cause upward pressure on or support of the price of Mercantile common stock as investors purchase or hold shares to collect the expected special dividend. The price of Mercantile common stock may decline on or after the ex-dividend date or payment date of the dividend.

Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
October 1 – 31	N/A	N/A	0	0
November 1 – 30	16,531	$21.73	0	0
December 1 – 31	N/A	N/A	0	0
Total	16,531	$21.73	0	0

The shares shown in column (a) above as having been purchased were acquired from several of our employees when they used shares of common stock that they already owned to pay part of the exercise price when exercising stock options under our employee stock-based compensation plans.

Shareholder Return Performance Graph

Set forth below is a line graph comparing the yearly percentage change in the cumulative total shareholder return on our common stock (based on the last reported sales price of the respective year) with the cumulative total return of the Nasdaq Composite Index and the SNL Bank Nasdaq Index from December 31, 2008 through December 31, 2013. The following is based on an investment of $100 on December 31, 2008 in our common stock, the Nasdaq Composite Index and the SNL Bank Nasdaq Index, with dividends reinvested where applicable.

23.

	Period Ending
Index	12/31/08	12/31/09	12/31/10	12/31/11	12/31/12	12/31/13
Mercantile Bank Corporation	100.00	72.88	194.60	231.39	393.98	527.88
NASDAQ Composite	100.00	145.36	171.74	170.38	200.63	281.22
SNL Bank NASDAQ	100.00	81.12	95.71	84.92	101.22	145.48

Item 6.	Selected Financial Data.

The Selected Financial Data in this Annual Report is incorporated here by reference.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Management’s Discussion and Analysis included in this Annual Report is incorporated here by reference.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

The information under the heading “Market Risk Analysis” included in this Annual Report is incorporated here by reference.

Item 8.	Financial Statements and Supplementary Data.

The Consolidated Financial Statements, Notes to Consolidated Financial Statements and the Reports of Independent Registered Public Accounting Firm included in this Annual Report are incorporated here by reference.

24.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None

Item 9A.	Controls and Procedures.

As of December 31, 2013, an evaluation was performed under the supervision of and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of December 31, 2013.

There have been no significant changes in our internal control over financial reporting during the quarter ended December 31, 2013, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2013. This evaluation was based on criteria for effective internal control over financial reporting described in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on our evaluation under the COSO framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2013. Refer to page F-39 for management’s report.

Our independent registered public accounting firm has issued an audit report on our internal control over financial reporting which is included in this Annual Report.

Item 9B.	Other Information.

None

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

The information presented under the captions “Election of Directors,” “Executive Officers,” “Section 16(a) Beneficial Ownership Reporting Compliance” and “Corporate Governance – Code of Ethics” in the definitive Proxy Statement of Mercantile for our April 24, 2014 Annual Meeting of Shareholders (the “Proxy Statement”), a copy of which will be filed with the Securities and Exchange Commission before the meeting date, is incorporated here by reference.

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

25.

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

Equity Compensation Plan Information

The following table summarizes information, as of December 31, 2013, relating to compensation plans under which equity securities are authorized for issuance.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders (1)	60,876	$33.11	384,000	(2)
Equity compensation plans not approved by security holders	0	0	0
Total	60,876	$33.11	384,000

(1)	These plans are Mercantile’s 2000 Employee Stock Option Plan, 2004 Employee Stock Option Plan, Independent Director Stock Option Plan and the Stock Incentive Plan of 2006.
(2)	These securities are available under the Stock Incentive Plan of 2006. Incentive awards may include, but are not limited to, stock options, restricted stock, stock appreciation rights and stock awards.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

The information presented under the captions “Transactions with Related Persons” and “Corporate Governance – Director Independence” in the Proxy Statement is incorporated here by reference.

Item 14.	Principal Accountant Fees and Services.

The information presented under the caption “Principal Accountant Fees and Services” in the Proxy Statement is incorporated here by reference.

26.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a) (1) Financial Statements. The following financial statements and reports of the independent registered public accounting firm of Mercantile Bank Corporation and its subsidiaries are filed as part of this report:

Reports of Independent Registered Public Accounting Firm dated February 28, 2014 – BDO USA, LLP

Consolidated Balance Sheets — December 31, 2013 and 2012

Consolidated Statements of Income for each of the three years in the period ended December 31, 2013

Consolidated Statements of Comprehensive Income for each of the three years in the period ended December 31, 2013

Consolidated Statements of Changes in Shareholders’ Equity for each of the three years in the period ended December 31, 2013

Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 2013

Notes to Consolidated Financial Statements

The Consolidated Financial Statements, the Notes to the Consolidated Financial Statements, and the Reports of Independent Registered Public Accounting Firm listed above are incorporated by reference in Item 8 of this report.

    (2) Financial Statement Schedules

Not applicable

(b)	Exhibits:

EXHIBIT NO.	EXHIBIT DESCRIPTION

2.1	Agreement and Plan of Merger dated August 14, 2013, incorporated by reference to exhibit 2.1 to our Current Report on Form 8-K filed August 15, 2013

2.2	First Amendment to Merger Agreement dated February 20, 2014, incorporated by reference to exhibit 10.1 to our Current Report on Form 8-K filed February 21, 2014

3.1	Our Articles of Incorporation are incorporated by reference to exhibit 3.1 of our Form 10-Q for the quarter ended June 30, 2009

3.2	Our Amended and Restated By-laws dated as of January 16, 2003 are incorporated by reference to exhibit 3.2 of our Registration Statement on Form S-3 (Commission File No. 333-103376) that became effective on February 21, 2003

10.1	Our 2000 Employee Stock Option Plan is incorporated by reference to exhibit 10.14 of our Form 10-K for the year ended December 31, 2000 *

27.

EXHIBIT NO.	EXHIBIT DESCRIPTION

10.2	Our 2004 Employee Stock Option Plan is incorporated by reference to exhibit 10.1 of our Form 10-Q for the quarter ended September 30, 2004 *

10.3	Our Independent Director Stock Option Plan is incorporated by reference to exhibit 10.26 of our Form 10-K for the year ended December 31, 2002 *

10.4	Form of Stock Option Agreement for options under the Independent Director Stock Option Plan is incorporated by reference to exhibit 10.1 of our Form 8-K filed October 22, 2004 *

10.5	Mercantile Bank of Michigan Amended and Restated Deferred Compensation Plan for Members of the Board of Directors dated June 29, 2006 is incorporated by reference to exhibit 10.9 of our Form 10-K for the year ended December 31, 2007 *

10.6	First Amendment dated October 25, 2007 to the Mercantile Bank of Michigan Amended and Restated Deferred Compensation Plan for Members of the Board of Directors dated June 29, 2006 is incorporated by reference to exhibit 10.10 of our Form 10-K for the year ended December 31, 2007 *

10.7	Second Amendment dated October 23, 2008 to the Mercantile Bank of Michigan Amended and Restated Deferred Compensation Plan for Members of the Board of Directors dated June 29, 2006 is incorporated by reference to exhibit 10.9 of our Form 10-K for the year ended December 31, 2008 *

10.8	Amended and Restated Employment Agreement dated as of October 18, 2001, among the company, our bank and Michael H. Price, is incorporated by reference to exhibit 10.22 of our Form 10-K for the year ended December 31, 2001 *

10.9	Employment Agreement dated as of October 18, 2001, among the company, our bank and Robert B. Kaminski, Jr., is incorporated by reference to exhibit 10.23 of our Form 10-K for the year ended December 31, 2001 *

10.10	Employment Agreement dated as of October 18, 2001, among the company, our bank and Charles E. Christmas, is incorporated by reference to exhibit 10.23 of our Form 10-K for the year ended December 31, 2001 *

10.11	Amendment to Employment Agreement dated as of October 17, 2002, among the company, our bank and Michael H. Price, is incorporated by reference to exhibit 10.22 of our Form 10-K for the year ended December 31, 2002 *

10.12	Amendment to Employment Agreement dated as of October 17, 2002, among the company, our bank and Robert B. Kaminski, Jr., is incorporated by reference to exhibit 10.23 of our Form 10-K for the year ended December 31, 2002 *

10.13	Amendment to Employment Agreement dated as of October 17, 2002, among the company, our bank and Charles E. Christmas, is incorporated by reference to exhibit 10.24 of our Form 10-K for the year ended December 31, 2002 *

10.14	Amendment to Employment Agreement dated as of October 28, 2004, among the company, our bank and Robert B. Kaminski, Jr., is incorporated by reference to exhibit 10.21 of our Form 10-K for the year ended December 31, 2004 *

28.

EXHIBIT NO.	EXHIBIT DESCRIPTION

10.15	Junior Subordinated Indenture between us and Wilmington Trust Company dated September 16, 2004 providing for the issuance of the Series A and Series B Floating Rate Junior Subordinated Notes due 2034 is incorporated by reference to exhibit 10.1 of our Form 8-K filed December 15, 2004

10.16	Amended and Restated Trust Agreement dated September 16, 2004 for Mercantile Bank Capital Trust I is incorporated by reference to exhibit 10.2 of our Form 8-K filed December 15, 2004

10.17	Placement Agreement between us, Mercantile Bank Capital Trust I, and SunTrust Capital Markets, Inc. dated September 16, 2004 is incorporated by reference to exhibit 10.3 of our Form 8-K filed December 15, 2004

10.18	Guarantee Agreement dated September 16, 2004 between Mercantile as Guarantor and Wilmington Trust Company as Guarantee Trustee is incorporated by reference to exhibit 10.4 of our Form 8-K filed December 15, 2004

10.19	Form of Agreement Amending Stock Option Agreement, dated November 17, 2005 issued under our 2004 Employee Stock Option Plan, is incorporated by reference to exhibit 10.1 of our Form 8-K filed December 14, 2005 *

10.20	Second Amendment to Employment Agreement dated as of November 17, 2005, among the company, our bank and Michael H. Price is incorporated by reference to exhibit 10.29 of our Form 10-K for the year ended December 31, 2005 *

10.21	Third Amendment to Employment Agreement dated as of November 17, 2005, among the company, our bank and Robert B. Kaminski, Jr. is incorporated by reference to exhibit 10.30 of our Form 10-K for the year ended December 31, 2005 *

10.22	Second Amendment to Employment Agreement dated as of November 17, 2005, among the company, our bank and Charles E. Christmas is incorporated by reference to exhibit 10.31 of our Form 10-K for the year ended December 31, 2005 *

10.23	Form of Mercantile Bank of Michigan Amended and Restated Executive Deferred Compensation Agreement dated November 18, 2006, that has been entered into between our bank and each of Michael H. Price, Robert B. Kaminski, Jr., Charles E. Christmas, and certain other officers of our bank is incorporated by reference to exhibit 10.34 of our Form 10-K for the year ended December 31, 2007 *

10.24	Form of First Amendment to the Mercantile Bank of Michigan Executive Deferred Compensation Agreement dated November 18, 2006, that has been entered into between our bank and each of Michael H. Price, Robert B. Kaminski, Jr., Charles E. Christmas, and certain other officers of our bank, dated October 25, 2007 is incorporated by reference to exhibit 10.35 of our Form 10-K for the year ended December 31, 2007 *

10.25	Form of Second Amendment to the Mercantile Bank of Michigan Executive Deferred Compensation Agreement dated November 18, 2006, that has been entered into between our bank and each of Michael H. Price, Robert B. Kaminski, Charles E. Christmas, and certain other officers of our bank, dated October 23, 2008 is incorporated by reference to exhibit 10.34 of our Form 10-K for the year ended December 31, 2008 *

29.

EXHIBIT NO.	EXHIBIT DESCRIPTION

10.26	Form of Mercantile Bank of Michigan Split Dollar Agreement that has been entered into between our bank and each of Michael H. Price, Robert B. Kaminski, Jr., Charles E. Christmas, and certain other officers of our bank is incorporated by reference to exhibit 10.33 of our Form 10-K for the year ended December 31, 2005 *

10.27	Director Fee Summary *

10.28	Stock Incentive Plan of 2006 is incorporated by reference to Appendix A of our proxy statement for our April 27, 2006 annual meeting of shareholders that was filed with the Securities and Exchange Commission *

10.29	Amendment and Restatement of Stock Incentive Plan of 2006 dated November 18, 2008 is incorporated by reference to exhibit 10.39 of our Form 10-K for the year ended December 31, 2008 *

10.30	Form of Notice of Grant of Incentive Stock Option and Stock Option Agreement for incentive stock options granted in 2006 under our Stock Incentive Plan of 2006 is incorporated by reference to exhibit 10.1 of our Form 8-K filed November 22, 2006 *

10.31	Form of Notice of Grant of Incentive Stock Option and Stock Option Agreement for incentive stock options granted after 2006 under our Stock Incentive Plan of 2006 is incorporated by reference to exhibit 10.41 of our Form 10-K for the year ended December 31, 2007 *

10.32	Form of Restricted Stock Award Agreement Notification of Award and Terms and Conditions of Award for restricted stock granted in 2006 under our Stock Incentive Plan of 2006 is incorporated by reference to exhibit 10.2 of our Form 8-K filed November 22, 2006 *

10.33	Form of Restricted Stock Award Agreement Notification of Award and Terms and Conditions of Award for restricted stock granted after 2006 under our Stock Incentive Plan of 2006 is incorporated by reference to exhibit 10.43 of our Form 10-K for the year ended December 31, 2007 *

10.34	Mercantile Bank Corporation Employee Stock Purchase Plan of 2002 is incorporated by reference to exhibit 10.47 of our Form 10-K for the year ended December 31, 2008

10.35	First Amendment to Mercantile Bank Corporation Employee Stock Purchase Plan of 2002 is incorporated by reference to exhibit 4(c) of our Registration Statement on Form S-8 (Commission File No. 333-158280) that became effective on March 30, 2009

10.36	Second Amendment to Mercantile Bank Corporation Employee Stock Purchase Plan of 2002 is incorporated by reference to exhibit 4(d) of our Registration Statement on Form S-8 (Commission File No. 333-158280) that became effective on March 30, 2009

10.37	Amendment to Employment Agreements, dated May 15, 2009, by and among Mercantile Bank Corporation, Mercantile Bank of Michigan, Michael H. Price, Robert B. Kaminski, Jr. and Charles E. Christmas is incorporated by reference to exhibit 10.3 of our Form 8-K filed May 15, 2009 *

30.

EXHIBIT NO.	EXHIBIT DESCRIPTION

10.38	Letter Agreement dated April 4, 2012 between the United States Department of the Treasury and Mercantile Bank Corporation relating to Mercantile’s repurchase of 10,500 shares of its Preferred Stock is incorporated by reference to exhibit 10.1 of our Form 10-Q filed August 8, 2012

10.39	Letter Agreement dated June 6, 2012 between the United States Department of the Treasury and Mercantile Bank Corporation relating to Mercantile’s repurchase of 10,500 shares of its Preferred Stock is incorporated by reference to exhibit 10.2 of our Form 10-Q filed August 8, 2012

10.40	Letter dated June 27, 2012 from the United States Department of the Treasury to Mercantile Bank Corporation relating to Mercantile’s repurchase of its Warrant for 616,438 shares of common stock is incorporated by reference to exhibit 10.3 of our Form 10-Q filed August 8, 2012

10.41	Letter Agreement dated July 3, 2012 between the United States Department of the Treasury and Mercantile Bank Corporation relating to Mercantile’s repurchase of its Warrant for 616,438 shares of common stock is incorporated by reference to exhibit 10.4 of our Form 10-Q filed August 8, 2012

10.42	2012 Mercantile Senior Executive Officer Bonus Plan for Michael H. Price is incorporated by reference to exhibit 10.1 of our Form 8-K filed July 5, 2012 *

10.43	2012 Mercantile Senior Executive Officer Bonus Plan for Robert B. Kaminski, Jr. and Charles E. Christmas is incorporated by reference to exhibit 10.2 of our Form 8-K filed July 5, 2012 *

10.44	2013 Mercantile Executive Officer Bonus Plan, incorporated by reference to exhibit 10.1 of our Form 8-K filed May 5, 2013 *

10.45	Form of Voting Agreement dated August 14, 2013, incorporated by reference to exhibit 10.1 of our Form 8-K filed August 15, 2013

10.46	Employment Agreement with Thomas Sullivan dated August 14, 2013, incorporated by reference to exhibit 10.2 of our Form 8-K filed August 15, 2013

10.47	Employment Agreement with Samuel Stone dated August 14, 2013, incorporated by reference to exhibit 10.3 of our Form 8-K filed August 15, 2013

10.48	Master Agreement between Fiserv Solutions, Inc. and our bank dated November 18, 2013

21	Subsidiaries of the company

23	Consent of BDO USA, LLP

31	Rule 13a-14(a) Certifications

32.1	Section 1350 Chief Executive Officer Certification

32.2	Section 1350 Chief Financial Officer Certification

31.

EXHIBIT NO.	EXHIBIT DESCRIPTION

99.1	Certification of our principal executive officer and principal financial officer relating to our participation in the Capital Purchase Program of the Troubled Asset Relief Program, covering January 1, 2012 to June 6, 2012, and incorporated by reference to exhibit 99.1 of our Form 10-K filed March 14, 2013

101	The following information from Mercantile’s Annual Report on Form 10-K for the year ended December 31, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Shareholders’ Equity, (v) the Consolidated Statements of Cash Flows, and (vi) the Notes to Consolidated Financial Statements

*	Management contract or compensatory plan.
(c)	Financial Statements Not Included In Annual Report

Not applicable

32.

MERCANTILE BANK CORPORATION

FINANCIAL INFORMATION

December 31, 2013 and 2012

MERCANTILE BANK CORPORATION

FINANCIAL INFORMATION

December  31, 2013 and 2012

SELECTED FINANCIAL DATA

	2013	2012	2011	2010	2009
	(Dollars in thousands except per share data)
Consolidated Results of Operations:
Interest income	$58,242	$59,917	$71,069	$88,143	$104,909
Interest expense	10,786	13,216	19,832	31,794	53,576

Net interest income	47,456	46,701	51,237	56,349	51,333
Provision for loan losses	(7,200)	(3,100)	6,900	31,800	59,000
Noninterest income	6,872	7,994	7,282	9,244	7,558
Noninterest expense	36,403	39,624	41,495	47,156	46,488

Income (loss) before income tax expense (benefit)	25,125	18,171	10,124	(13,363)	(46,597)
Income tax expense (benefit)	8,092	5,636	(27,361)	(47)	5,490

Net income (loss)	17,033	12,535	37,485	(13,316)	(52,087)
Preferred stock dividends and accretion	0	1,030	1,343	1,295	802

Net income (loss) attributable to common shares	$17,033	$11,505	$36,142	$(14,611)	$(52,889)

Consolidated Balance Sheet Data:
Total assets	$1,426,966	$1,422,926	$1,433,229	$1,632,421	$1,906,208
Cash and cash equivalents	146,965	136,003	76,372	64,198	21,735
Securities	143,139	150,275	184,953	235,175	257,384
Loans	1,053,243	1,041,189	1,072,422	1,262,630	1,539,818
Allowance for loan losses	22,821	28,677	36,532	45,368	47,878
Bank owned life insurance	51,377	50,048	48,520	46,743	45,024
Deposits	1,118,911	1,135,204	1,112,075	1,273,832	1,401,627
Securities sold under agreements to repurchase	69,305	64,765	72,569	116,979	99,755
Federal Home Loan Bank advances	45,000	35,000	45,000	65,000	205,000
Subordinated debentures	32,990	32,990	32,990	32,990	32,990
Shareholders’ equity	153,325	146,590	164,999	125,936	140,104
Consolidated Financial Ratios:
Return on average assets	1.22%	0.82%	2.36%	(0.80%)	(2.51%)
Return on average shareholders’ equity	11.36%	7.51%	27.28%	(10.62%)	(29.91%)
Average shareholders’ equity to average assets	10.77%	10.90%	8.66%	7.56%	8.40%
Nonperforming loans to total loans	0.64%	1.82%	4.20%	5.50%	5.52%
Allowance for loan losses to total loans	2.17%	2.75%	3.41%	3.59%	3.11%
Tier 1 leverage capital	12.53%	11.31%	12.09%	9.09%	8.64%
Tier 1 leverage risk-based capital	14.65%	13.37%	14.19%	11.17%	9.92%
Total risk-based capital	15.91%	14.63%	15.46%	12.45%	11.18%
Per Common Share Data:
Net income (loss):
Basic	$1.96	$1.33	$4.20	$(1.72)	$(6.23)
Diluted	1.95	1.30	4.07	(1.72)	(6.23)
Book value at end of period	17.54	16.84	16.73	12.20	13.86
Dividends declared	0.45	0.09	0.00	0.01	0.07
Dividend payout ratio	22.83%	6.73%	NA	NA	NA

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“Management’s Discussion and Analysis”) is based on Mercantile Bank Corporation’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses, and actual results could differ from those estimates. Management has reviewed the analyses with the Audit Committee of our Board of Directors.

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

Income Tax Accounting: Current income tax assets and liabilities are established for the amount of taxes payable or refundable for the current year. In the preparation of income tax returns, tax positions are taken based on interpretation of federal and state income tax laws for which the outcome may be uncertain. We periodically review and evaluate the status of our tax positions and make adjustments as necessary. Deferred income tax assets and liabilities are also established for the future tax consequences of events that have been recognized in our financial statements or tax returns. A deferred income tax asset or liability is recognized for the estimated future tax effects attributable to temporary differences that can be carried forward (used) in future years. The valuation of our net deferred income tax asset is considered critical as it requires us to make estimates based on provisions of the enacted tax laws. The assessment of the realizability of the net deferred income tax asset involves the use of estimates, assumptions, interpretations and judgments concerning accounting pronouncements, federal and state tax codes and the extent of future taxable income. There can be no assurance that future events, such as court decisions, positions of federal and state taxing authorities, and the extent of future taxable income will not differ from our current assessment, the impact of which could be significant to the consolidated results of operations and reported earnings.

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

INTRODUCTION

This Management’s Discussion and Analysis should be read in conjunction with the consolidated financial statements contained in this Annual Report. This discussion provides information about the consolidated financial condition and results of operations of Mercantile Bank Corporation and its consolidated subsidiary, Mercantile Bank of Michigan (“our bank”), and of Mercantile Bank Mortgage Company, LLC (“our mortgage company”), Mercantile Bank Real Estate Co., L.L.C. (“our real estate company”) and Mercantile Insurance Center, Inc. (“our insurance company”), subsidiaries of our bank. Unless the text clearly suggests otherwise, references to “us,” “we,” “our,” or “the company” include Mercantile Bank Corporation and its wholly-owned subsidiaries referred to above.

On December 12, 2013, our shareholders and the shareholders of Firstbank Corporation overwhelmingly voted to approve an Agreement and Plan of Merger providing for the merger of Mercantile and Firstbank. Under the terms of the merger agreement, Firstbank will be merged with and into Mercantile, with Mercantile as the surviving corporation. The merger will be consummated once we have obtained the required regulatory approvals and the other closing conditions have been satisfied. For additional information, see “Item 1—Business—Merger Agreement” in this Annual Report.

FINANCIAL OVERVIEW

Our operating performance and financial condition continued to improve during 2013. In prior years, especially in 2008 through 2010, our earnings performance was negatively impacted by substantial provisions to the allowance and problem asset administration costs. During that period, ongoing state, regional and national economic struggles negatively impacted some of our borrowers’ cash flows and underlying collateral values, leading to increased nonperforming assets, higher loan charge-offs and increased overall credit risk within our loan portfolio. We have worked with our borrowers to develop constructive dialogue to strengthen our relationships and enhance our ability to resolve complex issues. As a result of these efforts and improved economic conditions, we have experienced significant improvement in our asset quality since the early stages of 2011, resulting in substantially lower provisions to the allowance and problem asset administration costs. Although improving, conditions remain stressed in some sectors, most notably in certain non-owner occupied commercial real estate markets. While we have increased our sales efforts to grow the commercial loan portfolio, we remain vigilant as to the administration and quality of our loan portfolio.

We recorded a net profit during 2013, 2012 and 2011, after recording net losses during the prior three years. Significantly improved asset quality has resulted in lower provision expense and problem asset administration costs. In addition, our improved earnings performance reflects many positive steps we have taken over the past six years to not only partially mitigate the impact of asset quality-related costs in the short term, but to establish an improved foundation for our longer-term performance as well. First, our net interest margin has improved as we have lowered local deposit rates and have replaced maturing high-rate deposits and borrowed funds with lower-costing funds, which has more than offset a decline in asset yields primarily due to a lower interest rate environment. Our commercial loan pricing initiatives have significantly mitigated the negative impact of a higher level of nonaccrual loans. In addition, we have increased our local deposit balances, primarily reflecting the successful implementation of various initiatives, campaigns and product enhancements. The local deposit growth, combined with the reduction of loans outstanding, have provided for a substantial reduction of, and reliance on, wholesale funds and a reduction in our cost of funds. Lastly, our regulatory capital position remains strong.

Our asset quality metrics remain on an improving trend, and we are optimistic that the positive trend will continue. In aggregate dollar amounts, nonperforming asset levels have declined over 91% since the peak level at March 31, 2010, and at year-end 2013 were at the lowest level since year-end 2006. Progress in the stabilization of economic and real estate market conditions has resulted in numerous loan rating upgrades and significantly less loan rating downgrades, which when combined with increasing recoveries of prior loan charge-offs, have provided for a substantially lower provision expense.

FINANCIAL CONDITION

Our total assets were virtually unchanged during 2013, increasing $4.0 million, and totaling $1.43 billion as of December 31, 2013. During 2013, total loans and federal funds sold increased $12.1 million and $18.5 million, respectively, while securities declined $7.1 million. Total deposits declined $16.3 million, while Federal Home Loan Bank (“FHLB”) advances and securities sold under agreements to repurchase (“repurchase agreements”) increased $10.0 million and $4.5 million, respectively.

Earning Assets

Average earning assets equaled 92.3% of average total assets during 2013, compared to 91.7% during 2012. The increase during 2013 was in large part due to a decrease in nonearning assets resulting from a refund of prepaid FDIC insurance assessments in June of 2013, a lower average balance of foreclosed assets and a reduction in our average net deferred tax asset primarily from use of the imbedded tax loss carryforward. The loan portfolio continued to comprise a majority of earning assets, followed by securities, federal funds sold and interest-bearing deposits; however, during 2013, as in the three years prior, securities, federal funds sold and interest-bearing deposits comprised a larger percentage of earning assets compared to historical levels, primarily reflecting our decision to operate with a larger volume of on-balance sheet liquidity given market conditions. Average total loans equaled 81.7% of average earning assets in 2013, compared to 81.4%, 79.6% and 81.8% in 2012, 2011 and 2010, respectively. Meanwhile, average securities, federal funds sold and interest-bearing deposits equaled a combined 18.3% of average earning assets in 2013, compared to 18.6%, 20.4%, and 18.2% in 2012, 2011 and 2010, respectively. Historically, our average total loans comprised about 89% of average earning assets.

Our loan portfolio is primarily comprised of commercial loans. Commercial loans increased $18.2 million during 2013, and at December 31, 2013, totaled $986.7 million, or 93.7% of the total loan portfolio. The $18.2 million increase includes approximately $230 million in new commercial loans funded during the year. Non-owner occupied commercial real estate (“CRE”) loans increased $39.2 million, owner occupied CRE loans were up $2.6 million and commercial and industrial loans grew $1.1 million, while multi-family and residential rental loans declined $13.3 million and vacant land, land development and residential construction loans were down $11.4 million.

We are very pleased with the approximately $406 million in new commercial loan fundings during the past two years, and our current pipeline reports indicate continued strong commercial loan funding opportunities in future periods. Starting in early 2012, with a pruned commercial loan portfolio, an improved earnings performance and financial condition, and stabilized economic conditions, we significantly enhanced our commercial loan sales efforts. However, we experienced significant commercial loan paydowns and payoffs. A majority of these principal paydowns and payoffs were welcomed, such as on stressed loan relationships; however, we also experienced instances where performing relationships had been refinanced at other financial institutions and other situations where the borrower had sold the underlying asset, paying off the loan. In many of those cases where the loans were refinanced elsewhere, we believed the terms and conditions of the new lending arrangements were too aggressive, generally reflecting the very competitive banking environment in our markets. We remain committed to prudent underwriting standards that provide for an appropriate yield and risk relationship. In addition, we continued to receive accelerated principal paydowns from certain borrowers who had elevated deposit balances generally resulting from profitable operations and an apparent unwillingness to expand their businesses and/or replace equipment primarily due to economic- and tax-related uncertainties. Usage of existing commercial lines of credit remained relatively steady.

Although we had significant commercial loan pay-offs during the past two years, the net decline in the commercial loan portfolio total balance is much smaller than what we experienced during the previous three years. During the period of 2009 through 2011, we had made a concerted effort to reduce exposure to certain non-owner occupied commercial real estate lending, and the sluggishness in business activity in our markets resulted in fewer opportunities to make quality loans. We employed a systematic approach to reducing our exposure to certain non-owner occupied CRE lending given the nature of CRE lending and depressed economic conditions. We believed that such a reduction was in our best interest when taking into account the increased inherent credit risk and nominal deposit balances associated with targeted borrowing relationships.

During 2012, commercial loans collateralized by non-owner occupied CRE declined $9.3 million, compared to a reduction of $178.9 million during the previous three years. Our commercial and industrial (“C&I”) loan portfolio increased $18.8 million during 2012, in large part reflecting new borrowing relationships established during the year. Commercial line of credit usage from existing borrowing relationships was relatively steady during 2012, but we would expect to see higher commercial line of credit usage, along with increased equipment financing requests, when economic conditions further improve. Also during 2012, commercial loans collateralized by owner-occupied real estate declined $5.1 million and commercial loans related to residential land development and construction decreased by $15.4 million.

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

Residential mortgage loans and consumer loans declined in aggregate $6.1 million during 2013, and at December 31, 2013, totaled $66.5 million, or 6.3% of the total loan portfolio. Although the residential mortgage loan and consumer loan portfolios may increase in future periods, we expect the commercial sector of the lending efforts and resultant assets to remain the dominant loan portfolio category.

The following table summarizes our loan portfolio:

	12/31/13	12/31/12	12/31/11	12/31/10	12/31/09
Commercial:
Commercial & Industrial	$286,373,000	$285,322,000	$266,548,000	$288,515,000	$408,234,000
Land Development & Construction	36,741,000	48,099,000	63,467,000	83,786,000	109,293,000
Owner Occupied Commercial RE	261,877,000	259,277,000	264,426,000	277,377,000	332,793,000
Non-Owner Occupied Commercial RE	364,066,000	324,886,000	334,165,000	449,104,000	503,736,000
Multi-Family & Residential Rental	37,639,000	50,922,000	68,299,000	77,188,000	88,657,000

Total Commercial	986,696,000	968,506,000	996,905,000	1,175,970,000	1,442,713,000
Retail:
1-4 Family Mortgages	31,467,000	33,766,000	33,181,000	35,474,000	39,568,000
Home Equity & Other Consumer Loans	35,080,000	38,917,000	42,336,000	51,186,000	57,537,000

	66,547,000	72,683,000	75,517,000	86,660,000	97,105,000

Total	$1,053,243,000	$1,041,189,000	$1,072,422,000	$1,262,630,000	$1,539,818,000

The following table presents total loans outstanding as of December 31, 2013, according to scheduled repayments of principal on fixed rate loans and repricing frequency on variable rate loans. Floating rate loans that are currently at interest rate floors, comprising a majority of our floating rate commercial loans, are treated as fixed rate loans and are reflected using maturity date and not repricing frequency.

	Less Than	One Through	More Than
	One Year	Five Years	Five Years	Total
Construction and land development	$39,202,000	$50,517,000	$4,481,000	$94,200,000
Real estate—residential properties	32,280,000	26,257,000	13,515,000	72,052,000
Real estate—multi-family properties	6,697,000	19,253,000	205,000	26,155,000
Real estate—commercial properties	109,379,000	439,124,000	31,554,000	580,057,000
Commercial and industrial	168,899,000	105,818,000	3,374,000	278,091,000
Consumer	1,684,000	761,000	243,000	2,688,000

Total loans	$358,141,000	$641,730,000	$53,372,000	$1,053,243,000

Fixed rate loans	$226,696,000	$635,256,000	$53,345,000	$915,297,000
Floating rate loans	131,445,000	6,474,000	27,000	137,946,000

Total loans	$358,141,000	$641,730,000	$53,372,000	$1,053,243,000

Our credit policies establish guidelines to manage credit risk and asset quality. These guidelines include loan review and early identification of problem loans to provide effective loan portfolio administration. The credit policies and procedures are meant to minimize the risk and uncertainties inherent in lending. In following these policies and procedures, we must rely on estimates, appraisals and evaluations of loans and the possibility that changes in these could occur quickly because of changing economic conditions. Identified problem loans, which exhibit characteristics (financial or otherwise) that could cause the loans to become nonperforming or require restructuring in the future, are included on the internal loan watch list. Senior management and the Board of Directors review this list regularly. Market value estimates of collateral on impaired loans, as well as on foreclosed and repossessed assets, are reviewed periodically; however, we have a process in place to monitor whether value estimates at each quarter-end are reflective of current market conditions. Our credit policies establish criteria for obtaining appraisals and determining internal value estimates. We may also adjust outside and internal valuations based on identifiable trends within our markets, such as recent sales of similar properties or assets, listing prices and offers received. In addition, we may discount certain appraised and internal value estimates to address distressed market conditions.

Our asset quality continued to improve significantly during 2013, and has now been on an improving trend for over three years. Nonperforming assets, comprised of nonaccrual loans and foreclosed properties, totaled $9.6 million as of December 31, 2013, compared to $25.9 million at December 31, 2012. The volume of nonperforming assets has generally been on a declining trend since the peak of $117.6 million on March 31, 2010, and is currently at its lowest level since year-end 2006. The level of nonperforming assets began to increase during 2007, with ongoing and significant increases during 2008 and 2009. The increases primarily reflected the impact of poor economic conditions and the resulting negative impact on many of our commercial borrowers’ operating results and financial condition, but were also indicative of our aggressive posture and conservative loan administration practices in regards to measuring borrower financial strength and assigning loan grades on the entire commercial loan portfolio, and developing workout strategies for financially-troubled borrowers. Since 2009, the level of additions to the nonperforming asset category has declined significantly, while the level of interest in, and sales of, foreclosed properties and assets securing nonperforming loans has increased substantially. We believe that our loan administration strategies, combined with a stabilization of economic conditions, have provided for significant improvement in our asset quality and have given us optimism that the momentum will continue into future periods.

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

As of December 31, 2013, nonperforming assets totaled $9.6 million, or 0.7% of total assets, compared to $25.9 million (1.8% of total assets), $60.4 million (4.2% of total assets), $86.1 million (5.3% of total assets) and $111.7 million (5.9% of total assets) as of December 31, 2012, 2011, 2010 and 2009, respectively. The reductions primarily reflect principal payments and charge-offs on nonaccruals loans, as well as sales proceeds and valuation write-downs on foreclosed properties. The $16.3 million reduction during 2013 and the $102.1 million reduction during the four-year period ended December 31, 2013 equate to declines of 63.1% and 91.4%, respectively.

As of December 31, 2013, nonperforming loans secured by and foreclosed properties associated with non-owner occupied CRE properties totaled $2.1 million, reflecting reductions of $11.1 million and $36.3 million during 2013 and the four-year period ended December 31, 2013, respectively. Nonperforming loans secured by and foreclosed properties consisting of owner occupied CRE properties totaled $1.0 million as of December 31, 2013, reflecting reductions of $2.5 million and $18.9 million during 2013 and the four-year period ended December 31, 2013, respectively. Nonperforming loans secured by and foreclosed properties associated with residential real estate totaled $4.9 million as of December 31, 2013, reflecting reductions of $2.7 million and $34.4 million during 2013 and the four-year period ended December 31, 2013, respectively.

The following tables provide a breakdown of nonperforming assets by property type:

NONPERFORMING LOANS
	12/31/13	12/31/12	12/31/11	12/31/10	12/31/09
Residential Real Estate:
Land Development	$40,000	$1,188,000	$1,179,000	$11,775,000	$13,852,000
Construction	0	319,000	686,000	1,037,000	10,229,000
Owner Occupied / Rental	4,219,000	4,321,000	6,018,000	9,149,000	6,399,000

	4,259,000	5,828,000	7,883,000	21,961,000	30,480,000
Commercial Real Estate:
Land Development	389,000	737,000	1,661,000	2,044,000	2,509,000
Construction	0	0	409,000	0	1,268,000
Owner Occupied	885,000	2,577,000	8,133,000	11,629,000	14,463,000
Non-Owner Occupied	169,000	9,093,000	23,914,000	25,428,000	26,747,000

	1,443,000	12,407,000	34,117,000	39,101,000	44,987,000
Non-Real Estate:
Commercial Assets	1,016,000	734,000	3,060,000	8,221,000	9,583,000
Consumer Assets	0	1,000	14,000	161,000	0

	1,016,000	735,000	3,074,000	8,382,000	9,583,000

Total	$6,718,000	$18,970,000	$45,074,000	$69,444,000	$85,050,000

OTHER REAL ESTATE OWNED & REPOSSESSED ASSETS
	12/31/13	12/31/12	12/31/11	12/31/10	12/31/09
Residential Real Estate:
Land Development	$427,000	$1,174,000	$4,300,000	$2,772,000	$5,870,000
Construction	22,000	157,000	711,000	1,296,000	1,874,000
Owner Occupied / Rental	207,000	491,000	1,120,000	305,000	1,094,000

	656,000	1,822,000	6,131,000	4,373,000	8,838,000
Commercial Real Estate:
Land Development	92,000	52,000	450,000	410,000	462,000
Construction	0	0	0	0	0
Owner Occupied	164,000	957,000	2,509,000	3,111,000	5,455,000
Non-Owner Occupied	1,939,000	4,139,000	6,192,000	8,781,000	11,670,000

	2,195,000	5,148,000	9,151,000	12,302,000	17,587,000
Non-Real Estate:
Commercial Assets	0	0	0	0	175,000
Consumer Assets	0	0	0	0	8,000

	0	0	0	0	183,000

Total	$2,851,000	$6,970,000	$15,282,000	$16,675,000	$26,608,000

The following tables provide a reconciliation of nonperforming assets:

NONPERFORMING LOANS RECONCILIATION
	2013	2012	2011	2010	2009
Beginning balance	$18,970,000	$45,074,000	$69,444,000	$85,050,000	$49,303,000
Additions, net of transfers to ORE	1,726,000	4,998,000	12,750,000	51,503,000	83,499,000
Returns to performing status	0	(774,000)	(766,000)	(11,124,000)	(1,203,000)
Principal payments	(10,934,000)	(25,095,000)	(24,795,000)	(24,213,000)	(19,115,000)
Loan charge-offs	(3,044,000)	(5,233,000)	(11,559,000)	(31,772,000)	(27,434,000)

Total	$6,718,000	$18,970,000	$45,074,000	$69,444,000	$85,050,000

OTHER REAL ESTATE OWNED & REPOSSESSED ASSETS RECONCILIATION
	2013	2012	2011	2010	2009
Beginning balance	$6,970,000	$15,282,000	$16,675,000	$26,608,000	$8,118,000
Additions	2,181,000	11,808,000	11,504,000	9,159,000	29,137,000
Sale proceeds	(5,585,000)	(16,916,000)	(10,340,000)	(13,969,000)	(6,918,000)
Valuation write-downs	(715,000)	(3,204,000)	(2,557,000)	(5,123,000)	(3,729,000)

Total	$2,851,000	$6,970,000	$15,282,000	$16,675,000	$26,608,000

The level of net loan charge-offs continued to improve during 2013, especially in comparison to the levels charged-off during 2010 and 2009. The improvement primarily reflects a decline in nonperforming loans, an overall improvement in the quality of the loan portfolio and significant recoveries of prior period charge-offs. During 2013, we recorded a net recovery of prior period charge-offs totaling $1.3 million, or a negative 0.1% of average total loans. By comparison, net loan charge-offs totaled $4.8 million (0.5% of average total loans), $15.7 million (1.4% of average total loans), $34.3 million (2.4% of average total loans) and $38.2 million (2.2% of average total loans) during 2012, 2011, 2010 and 2009, respectively. Loan charge-offs totaled $5.3 million during 2013, compared to $12.7 million, $19.9 million, $37.1 million and $39.6 million during 2012, 2011, 2010 and 2009, respectively. Recoveries of previously charged-off loans totaled $6.6 million during 2013, compared to $7.9 million, $4.2 million, $2.8 million and $1.4 million in 2012, 2011, 2010 and 2009, respectively.

The following table provides a breakdown of net loan charge-offs (recoveries) by collateral type during the past five years:

	2013	2012	2011	2010	2009
Residential Real Estate:
Land Development	$106,000	$(114,000)	$2,644,000	$4,246,000	$4,355,000
Construction	0	10,000	(110,000)	1,502,000	5,050,000
Owner Occupied / Rental	(71,000)	469,000	4,016,000	2,065,000	3,647,000

	35,000	365,000	6,550,000	7,813,000	13,052,000
Commercial Real Estate:
Land Development	(180,000)	167,000	(163,000)	1,870,000	119,000
Construction	0	0	0	660,000	0
Owner Occupied	21,000	1,230,000	2,241,000	4,952,000	3,062,000
Non-Owner Occupied	131,000	4,021,000	5,104,000	13,943,000	9,407,000

	(28,000)	5,418,000	7,182,000	21,425,000	12,588,000
Non-Real Estate:
Commercial Assets	(1,352,000)	(1,016,000)	1,861,000	5,018,000	12,413,000
Consumer Assets	1,000	(12,000)	143,000	54,000	177,000

	(1,351,000)	(1,028,000)	2,004,000	5,072,000	12,590,000

Total	$(1,344,000)	$4,755,000	$15,736,000	$34,310,000	$38,230,000

The following table summarizes changes in the allowance for loan losses for the past five years:

	2013	2012	2011	2010	2009
Loans outstanding at year-end	$1,053,243,000	$1,041,189,000	$1,072,422,000	$1,262,630,000	$1,539,818,000

Daily average balance of loans outstanding during the year	$1,050,961,000	$1,049,315,000	$1,148,671,000	$1,412,555,000	$1,704,335,000

Balance of allowance at beginning of year	$28,677,000	$36,532,000	$45,368,000	$47,878,000	$27,108,000
Loans charged-off:
Commercial, financial and agricultural	(3,596,000)	(11,311,000)	(12,373,000)	(25,539,000)	(25,978,000)
Construction and land development	(822,000)	(348,000)	(2,919,000)	(9,273,000)	(9,606,000)
Residential real estate	(862,000)	(938,000)	(4,422,000)	(2,242,000)	(3,797,000)
Instalment loans to individuals	(10,000)	(46,000)	(183,000)	(74,000)	(240,000)

Total charge-offs	(5,290,000)	(12,643,000)	(19,897,000)	(37,128,000)	(39,621,000)
Recoveries of previously charged-off loans:
Commercial, financial and agricultural	4,795,000	7,076,000	3,186,000	1,637,000	1,145,000
Construction and land development	897,000	285,000	441,000	995,000	81,000
Residential real estate	933,000	469,000	513,000	178,000	150,000
Instalment loans to individuals	9,000	58,000	21,000	8,000	15,000

Total recoveries	6,634,000	7,888,000	4,161,000	2,818,000	1,391,000

Net loan charge-offs	1,344,000	(4,755,000)	(15,736,000)	(34,310,000)	(38,230,000)
Provision for loan losses	(7,200,000)	(3,100,000)	6,900,000	31,800,000	59,000,000

Balance of allowance at year-end	$22,821,000	$28,677,000	$36,532,000	$45,368,000	$47,878,000

Ratio of net loan charge-offs during the year to average loans outstanding during the year	0.13%	(0.45%)	(1.37%)	(2.43%)	(2.24%)

Ratio of allowance to loans outstanding at year-end	2.17%	2.75%	3.41%	3.59%	3.11%

The following table illustrates the breakdown of the allowance balance by loan type (dollars in thousands) and of the total loan portfolio (in percentages):

	12/31/2013		12/31/2012		12/31/2011		12/31/2010		12/31/2009
	Amount	Loan Portfolio	Amount	Loan Portfolio	Amount	Loan Portfolio	Amount	Loan Portfolio	Amount	Loan Portfolio
Commercial, financial and agricultural	$17,786	84.0%	$22,646	85.3%	$28,913	83.3%	$32,645	81.5%	$37,639	80.1%
Construction and land development	1,858	8.9	2,246	6.2	3,484	7.5	7,019	9.3	6,566	11.4
Residential real estate	3,027	6.8	3,646	8.1	3,895	8.8	5,495	8.8	3,517	8.1
Instalment loans to individuals	68	0.3	139	0.4	158	0.4	172	0.4	156	0.4
Unallocated	82	0.0	0	0.0	82	0.0	37	0.0	0	0.0

Total	$22,821	100.0%	$28,677	100.0%	$36,532	100.0%	$45,368	100.0%	$47,878	100.0%

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

A migration analysis is completed quarterly to assist us in determining appropriate reserve allocation factors for non-impaired commercial loans. Our migration takes into account various time periods, and while we have historically generally placed most weight on the eight-quarter time frame, consideration was given to the other time periods as part of our assessment. Given the stabilizing loan losses experienced in recent years in comparison to loan losses recorded in the more stressed economic conditions in earlier time periods, we decided to transition from the eight-quarter time frame to a longer twelve-quarter time frame during 2012. We believe the twelve-quarter period represents a more appropriate range of economic conditions, and that it provides for a more relevant basis in determining reserve allocation factors given current economic conditions and the general consensus of economic conditions in the near future.

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

The most significant external environmental factor is the assessment of the current economic environment and the resulting implications on our commercial loan portfolio. Currently, we believe conditions remain stressed for certain non-owner occupied CRE; however, recent data and performance reflect a level of stability, and in some cases improvement, in the other classes of our commercial loan portfolio.

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

Reflecting the stressed economic conditions and resulting negative impact on our loan portfolio, we substantially increased the allowance as a percent of the loan portfolio beginning in 2009. However, with the improved quality of our loan portfolio, we have reduced the allowance in recent periods. The allowance equaled $22.8 million, or 2.2% of total loans, as of December 31, 2013. By comparison, the allowance equaled 2.8%, 3.4%, 3.6%, 3.1%, 1.5% and 1.4% of total loans at year-end 2012, 2011, 2010, 2009, 2008 and 2007, respectively. A significant portion of the decline in the level of the allowance during 2013 and 2012 reflects the charge-off of specific reserves that were created in prior periods and the elimination and reduction of specific reserves due to successful collection efforts, while the remainder of the decline is primarily associated with commercial loan upgrades and reductions in many reserve allocation factors on non-impaired commercial loans resulting from the impact of lower net loan charge-offs in recent periods on our migration calculations. The allowance equaled 339.7% of nonperforming loans as of December 31, 2013, compared to 151.2%, 81.0%, 65.3%, 56.3%, 55.0% and 86.6% at year-end 2012, 2011, 2010, 2009, 2008 and 2007, respectively. This particular allowance measurement has increased significantly during the past two years, reflecting total nonperforming loans declining at a faster rate than the balance of the allowance and certain higher-balance commercial loan relationships being categorized as troubled debt restructurings resulting in higher specific reserve allocations.

As of December 31, 2013, the allowance was comprised of $10.4 million in general reserves relating to non-impaired loans, $2.0 million in specific reserve allocations relating to nonaccrual loans, and $10.4 million in specific allocations on other loans, primarily accruing loans designated as troubled debt restructurings. Troubled debt restructurings totaled $34.9 million at December 31, 2013, consisting of $4.6 million that are on nonaccrual status and $30.3 million that are on accrual status. The latter, while considered and accounted for as impaired loans in accordance with accounting guidelines, is not included in our nonperforming loan totals. Impaired loans with an aggregate carrying value of $3.1 million as of December 31, 2013 had been subject to previous partial charge-offs aggregating $3.1 million. Those partial charge-offs were recorded as follows: $1.1 million in 2013, $1.2 million in 2012, $0.6 million in 2011 and $0.2 million in 2010. As of December 31, 2013, specific reserves allocated to impaired loans that had been subject to a previous partial charge-off totaled $0.1 million.

The following table provides a breakdown of our loans categorized as troubled debt restructurings:

	12/31/13	12/31/12	12/31/11	12/31/10	12/31/09
Performing	$30,247,000	$38,148,000	$26,155,000	$12,263,000	$2,988,000
Nonperforming	4,645,000	12,612,000	14,508,000	19,050,000	33,017,000

Total	$34,892,000	$50,760,000	$40,663,000	$31,313,000	$36,005,000

Although we believe the allowance is adequate to absorb losses as they arise, there can be no assurance that we will not sustain losses in any given period that could be substantial in relation to, or greater than, the size of the allowance.

Securities decreased $7.1 million during 2013, totaling $143.1 million as of December 31, 2013. The securities portfolio equaled 11.2% of average earning assets during 2013. Proceeds from called U.S. Government agency bonds during 2013 totaled $20.0 million, with another $7.8 million from principal paydowns on mortgage-backed securities and $6.1 million from called and matured tax-exempt municipal securities. In addition, we received $10.3 million from the sale of, and $0.9 million from principal payments on, Michigan Strategic Fund bonds. Purchases during 2013, consisting almost exclusively of U.S. Government agency bonds, totaled $49.8 million. All of our securities, exclusive of FHLB stock, are currently designated as available for sale, and therefore are stated at fair value. The fair value of securities designated as available for sale at December 31, 2013 totaled $131.2 million, including a net unrealized loss of $8.3 million. As of December 31, 2012, the securities portfolio had a net unrealized gain of $3.7 million. The $12.0 million decline in market value during 2013 primarily results from higher medium and longer-term market interest rates, which increased in a range of approximately 75 to 100 basis points during the year. We maintain the securities portfolio at levels to provide for required pledging purposes and secondary liquidity for daily operations. In addition, the portfolio serves a primary interest rate risk management function.

The following table reflects the composition of the securities portfolio, excluding FHLB stock:

	12/31/13		12/31/12		12/31/11
	Carrying		Carrying		Carrying
	Value	Percent	Value	Percent	Value	Percent
U.S. Government agency debt obligations	$98,477,000	75.1%	$79,098,000	57.2%	$88,596,000	51.2%
Mortgage-backed Securities	13,558,000	10.3	21,996,000	15.9	34,610,000	20.0
Michigan Strategic Fund bonds	0	0.0	11,255,000	8.1	16,700,000	9.7
Municipal general Obligations	16,872,000	12.9	22,743,000	16.5	27,309,000	15.8
Municipal revenue bonds	916,000	0.7	1,817,000	1.3	4,423,000	2.5
Mutual funds	1,355,000	1.0	1,405,000	1.0	1,354,000	0.8

Totals	$131,178,000	100.0%	$138,314,000	100.0%	$172,992,000	100.0%

FHLB stock totaled $12.0 million as of December 31, 2013, unchanged from December 31, 2012. Our investment in FHLB stock is necessary to participate in their advance and other financing programs. We received cash dividends at an average rate of approximately 3.50%, 3.25%, 2.50% and 2.00% during 2013, 2012, 2011 and 2010, respectively, and we expect a cash dividend will continue to be paid in future periods.

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

The following table shows by class of maturities as of December 31, 2013, the amounts and weighted average yields (on a fully taxable-equivalent basis) of investment securities:

	Carrying	Average
	Value	Yield
Obligations of U.S. Government agencies:
One year or less	$2,046,000	5.12%
Over one through five years	0	0.00
Over five through ten years	23,925,000	2.37
Over ten years	72,506,000	3.44

	98,477,000	3.22
Obligations of states and political subdivisions:
One year or less	448,000	6.23
Over one through five years	1,047,000	6.31
Over five through ten years	7,083,000	5.94
Over ten years	9,210,000	5.93

	17,788,000	5.97
Mortgage-backed securities	13,558,000	5.17
Mutual funds	1,355,000	2.32

Totals	$131,178,000	3.73%

Federal funds sold, consisting of excess funds sold overnight to a correspondent bank, along with investments in interest-bearing deposits at correspondent and other banks, are used to manage daily liquidity needs and interest rate sensitivity. The average balance of these funds equaled 7.1%, 6.7%, 6.1%, 4.5% and 3.0% of average earning assets during 2013, 2012, 2011, 2010, and 2009, respectively, considerably higher than the historical average of less than 1.0%. Given the stressed market and economic conditions, we made the decision in early 2009 to operate with a higher than traditional balance of federal funds sold and interest-bearing deposits. Reflecting our improved operating performance and financial condition, we expect to modestly reduce the level of federal funds sold and interest-bearing deposits in 2014, likely to an average of 3.0% to 4.0% of average earning assets; however, until market and economic conditions return to more normalized levels, the average balance of federal funds sold and interest-bearing balances will likely remain above our historical average of less than 1.0%.

Non-Earning Assets

Cash and due from bank balances totaled $17.1 million at December 31, 2013, compared to $20.3 million on December 31, 2012. Cash and due from bank balances averaged $17.4 million during 2013, compared to $16.2 million during 2012. Net premises and equipment decreased from $25.9 million at December 31, 2012, to $24.9 million on December 31, 2013, primarily reflecting depreciation expense. Purchases of premises and equipment during 2013 totaled $0.3 million.

On December 30, 2009, all FDIC-insured financial institutions were required to prepay estimated FDIC deposit insurance assessments for the fourth quarter of 2009 and the years 2010, 2011 and 2012. The prepaid amounts were used to offset regular quarterly deposit insurance assessments. The amount we paid equaled $16.3 million, which was expensed over the future quarterly assessment periods. The balance at December 31, 2012 equaled $8.3 million. Per regulations, any unused portion of the amount prepaid remaining after payment of amounts due on June 30, 2013 would be returned to us by the FDIC; we received $8.1 million on June 28, 2013.

Foreclosed and repossessed assets totaled $2.9 million at December 31, 2013, compared to $7.0 million on December 31, 2012, $15.3 million on December 31, 2011, $16.7 million on December 31, 2010 and $26.6 million on December 31, 2009. The $4.1 million decline during 2013 consisted of $7.9 million in sales proceeds (includes $1.6 million in net gains on sales and valuation write-downs), which was partially offset by $2.2 million in transfers from the loan portfolio. While we expect further transfers from loans to foreclosed and repossessed assets in future periods reflecting our collection efforts on impaired lending relationships, we believe the improved quality of our loan portfolio combined with the increased sales activity we have experienced during the past couple of years will continue and limit the overall increase in, and average balance of, this nonperforming asset category.

Source of Funds

Our major sources of funds are from deposits, repurchase agreements and FHLB advances. Total deposits decreased from $1.14 billion at December 31, 2012 to $1.12 billion on December 31, 2013, a decrease of $16.3 million. In comparing total deposit balances as of December 31, 2013 to those at December 31, 2008, total deposits have declined by $480.7 million. Local deposits increased $435.4 million during the five-year period ended December 31, 2013, while out-of-area deposits decreased $916.1 million during the same time period. As of December 31, 2013, local deposits comprised 81.0% of total deposits, compared to 76.2% and 29.4% at December 31, 2012 and December 31, 2008, respectively.

Repurchase agreements increased from $64.8 million at December 31, 2012 to $69.3 million on December 31, 2013, an increase of $4.5 million. As part of our sweep account program, collected funds from certain business noninterest-bearing checking accounts are invested in overnight interest-bearing repurchase agreements. Such repurchase agreements are not deposit accounts and are not afforded federal deposit insurance. All of our repurchase agreements are accounted for as secured borrowings. FHLB advances increased from $35.0 million at December 31, 2012 to $45.0 million on December 31, 2013, an increase of $10.0 million. FHLB advances declined $225.0 million during the five-year period ended December 31, 2013.

At December 31, 2013, local deposits and repurchase agreements equaled 79.1% of total funding liabilities, compared to 75.3% and 28.5% on December 31, 2012 and December 31, 2008, respectively. The significant reduction in wholesale funding reliance over the past five years is primarily a result of the increase in local deposits and the decline in total loans. The increase in local deposits reflects various programs and initiatives we have implemented over the past several years, including: implementation of several deposit-gathering initiatives in our commercial lending function; introduction of new deposit-related products and services; certificate of deposit campaign, and the continuation of providing our customers with the latest in technological advances that give improved information, convenience and timeliness.

Noninterest-bearing checking deposit accounts further increased during 2013, having also increased during 2012 and 2011 after remaining relatively stable over the prior several years. Noninterest-bearing checking accounts averaged $197.6 million during 2013, compared to an average balance of $164.1 million and $137.0 million during 2012 and 2011, respectively, and $110.0 million to $120.0 million over the prior several years. The increase in noninterest-bearing deposit balances during the past two years primarily reflects deposit account openings as part of new commercial lending relationships. Increases in noninterest-bearing checking accounts during 2012 and 2011 also reflect transfers from our repurchase agreement product, generally reflecting rate and pricing changes in the latter product.

Local interest-bearing checking accounts increased $9.3 million during 2013, and are up $147.1 million since December 31, 2008. Money market deposit accounts decreased $11.1 million during 2013, but have increased $108.5 million since year-end 2008. The net increase in both interest-bearing checking accounts and money market deposit accounts over the past five years primarily reflects the success of our enhanced products and marketing programs, as well as relatively aggressive deposit rates, which resulted in many new individual, business and municipality deposits and increased balances from existing deposit account holders and transfers from maturing certificates of deposit. The decline in money market deposit accounts during 2013 is due in large part to significant income tax payments by certain individuals and businesses during April, 2013. Savings deposits decreased $3.8 million during 2013, after having increased $24.0 million during 2012, decreased $27.7 million during 2011, increased $21.6 million during 2010 and declined $11.3 million during 2009. The relatively large balance fluctuations in our savings deposits are typical, generally reflecting periodic deposits and withdrawals from several local municipal customers, as well as from certain municipal customers transferring funds between savings accounts and certificates of deposit. In addition, some customers have transferred their savings balances to other deposit products, particularly interest-bearing checking and money market deposit accounts.

Certificates of deposit purchased by customers located within our market areas increased $11.7 million during 2013, and have increased $63.3 million since December 31, 2008. A majority of the increase since year-end 2008 reflects our enhanced marketing efforts and transfers from savings accounts from certain municipal customers. Deposits obtained from customers located outside of our market areas declined $56.7 million during 2013, and are down $916.1 million during the five-year period ended December 31, 2013. Out-of-area deposits primarily consist of certificates of deposit obtained from depositors located outside our market areas and placed by deposit brokers for a fee, but also include certificates of deposit obtained from the deposit owners directly. The owners of the out-of-area deposits include individuals, businesses and governmental units located throughout the United States. In addition, in early 2011 we established an interest-bearing checking account relationship with an out-of-area depositor engaged in managing retirement accounts. This custodial relationship, which totaled $22.0 million as of December 31, 2012, was closed during the third quarter of 2013. Reflecting our strategy to reduce our federal funds sold position, we provided notice to the custodian that we wished to terminate the deposit relationship. The significant decline in out-of-area deposits since year-end 2008 primarily reflects the influx of cash resulting from the reduction in total loans and from increased local deposits.

FHLB advances increased $10.0 million during 2013, but are down $225.0 million during the five-year period ended December 31, 2013. The decline during the past five years primarily reflects the influx of cash resulting from the reduction in total loans and from increased local deposits. FHLB advances are collateralized by residential mortgage loans, first mortgage liens on multi-family residential property loans, first mortgage liens on commercial real estate property loans, and substantially all other assets of our bank, under a blanket lien arrangement. Our borrowing line of credit at December 31, 2013 totaled $171.9 million, with availability of $116.1 million.

Shareholders’ equity increased $6.7 million during 2013. Net income attributable to common shares of $17.0 million was partially offset by a total of $3.9 million in cash dividends on our common stock and a net decline in the net unrealized gain on securities available for sale and fair value of an interest rate swap of $7.2 million.

RESULTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2013 and 2012

Summary

We recorded net income attributable to common shares of $17.0 million, or $1.96 per basic share and $1.95 per diluted share, for 2013, compared to net income attributable to common shares of $11.5 million, or $1.33 per basic share and $1.30 per diluted share, for 2012. The results for 2013 include costs associated with our pending merger with Firstbank Corporation. On an after-tax basis, we expensed $1.2 million during 2013, nearly all of which was expensed during the third and fourth quarters. We expect to expense further merger-related costs during 2014, although the exact amounts and timing are not currently known.

The improved earnings performance in 2013 compared to 2012 resulted from a larger negative loan loss provision, decreased overhead costs, lower preferred stock dividends and discount accretion, and increased net interest income. The continued improvement in the quality of our loan portfolio and recoveries of prior period loan charge-offs have produced a positive impact on our loan loss reserve calculations and allowed us to make negative provisions to the loan loss reserve during 2013 and 2012. The decline in preferred stock dividends and discount accretion in 2013 compared to 2012 resulted from us repurchasing the non-voting preferred stock issued in May of 2009 to the U.S. Department of the Treasury during the second quarter of 2012.

The decline in overhead costs in 2013 mainly resulted from decreased problem asset administration and resolution costs. Gains on sales of other real estate, which are netted against problem asset costs, contributed to the reduction in costs associated with the administration and resolution of problem assets in 2013 compared to the prior year; excluding the impact of these gains, problem asset costs still decreased significantly in 2013 compared to 2012. Costs associated with the administration and resolution of problem assets remain elevated; however, these costs trended downward during 2011, 2012, and 2013 as the level of problem assets declined. Although decreasing, the level of problem assets remains elevated compared to pre-2006 levels as a result of the state, regional and national economic struggles experienced over the past few years and related impact on certain of our borrowers.

A higher net interest margin, which more than offset a slight decline in average earning assets, resulted in an increased level of net interest income in 2013 compared to 2012. The yield on average earning assets, although declining in comparison to 2012 primarily due to decreased yields on average loans and securities, was relatively stable throughout 2013 as the collection of unaccrued interest on several larger nonaccrual commercial loan relationships that were paid off during the year and the collection of prepayment fees associated with several larger performing commercial loan relationships substantially offset a high level of lower-yielding federal funds sold. The cost of funds declined in 2013 compared to 2012 mainly due to decreases in the costs of various certificate of deposit account categories, certain non-certificate of deposit account categories, FHLB advances, and repurchase agreements and a change in interest-bearing liability mix, most notably a decrease in various higher-costing average certificates of deposit account categories and increases in certain lower-costing non-certificate of deposit account categories and repurchase agreements as a percentage of average interest-bearing liabilities.

The following table shows some of the key performance and equity ratios for the years ended December 31, 2013 and 2012:

	2013	2012
Return on average assets	1.22%	0.82%
Return on average shareholders’ equity	11.36%	7.51%
Average shareholders’ equity to average assets	10.77%	10.90%

Net Interest Income

Net interest income, the difference between revenue generated from earning assets and the interest cost of funding those assets, is our primary source of earnings. Interest income (adjusted for tax-exempt income) and interest expense totaled $58.7 million and $10.8 million during 2013, respectively, providing for net interest income of $47.9 million. During 2012, interest income and interest expense equaled $60.5 million and $13.2 million, respectively, providing for net interest income of $47.3 million.

In comparing 2013 with 2012, interest income decreased 3.0%, interest expense was down 18.4%, and net interest income increased 1.3%. The level of net interest income is primarily a function of asset size, as the weighted average interest rate received on earning assets is greater than the weighted average interest cost of funding sources; however, factors such as types and levels of assets and liabilities, interest rate environment, interest rate risk, asset quality, liquidity, and customer behavior also impact net interest income as well as the net interest margin.

The $0.6 million increase in net interest income in 2013 compared to 2012 resulted from an improved net interest margin, which more than offset a slight decline in average earning assets. During 2013, the net interest margin equaled 3.73%, up from 3.67% during 2012. Although our yield on earning assets declined in 2013 compared to 2012 primarily due to a decreased yield on average loans, our cost of funds declined at a greater rate, resulting in the improved net interest margin. The decline in loan yield primarily resulted from a decreased yield on commercial loans, while the cost of funds decreased primarily due to decreases in the costs of various certificate of deposit account categories, certain non-certificate of deposit account categories, FHLB advances, and repurchase agreements and a change in funding mix, most notably a decrease in higher-costing average certificates of deposit and increases in certain lower-costing non-certificate of deposit accounts, noninterest-bearing deposit accounts, and repurchase agreements as a percentage of average total funding sources.

The following table depicts the average balance, interest earned and paid, and weighted average rate of our assets, liabilities and shareholders’ equity during 2013, 2012 and 2011. The subsequent table also depicts the dollar amount of change in interest income and interest expense of interest-earning assets and interest-bearing liabilities, segregated between change due to volume and change due to rate. For tax-exempt investment securities, interest income and yield have been computed on a tax equivalent basis using a marginal tax rate of 35%. As a result, securities interest income was increased by $0.5 million in 2013, $0.6 million in 2012, and $0.7 million in 2011.

(Dollars in thousands)	Years ended December 31,
	2013			2012			2011
	Average		Average	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate
Taxable securities	$117,887	$4,134	3.51%	$112,122	$4,383	3.91%	$157,081	$6,685	4.26%
Tax-exempt securities	25,706	1,434	5.58	40,818	2,018	4.94	49,428	2,508	5.07

Total securities	143,593	5,568	3.88	152,940	6,401	4.19	206,509	9,193	4.45
Loans	1,050,961	52,924	5.04	1,049,315	53,898	5.14	1,148,671	62,356	5.43
Interest-bearing deposits	7,703	21	0.28	10,522	29	0.28	9,709	24	0.24
Federal funds sold	83,468	212	0.25	75,678	192	0.25	78,596	199	0.25

Total earning assets	1,285,725	58,725	4.57	1,288,455	60,520	4.70	1,443,485	71,772	4.97
Allowance for loan losses	(26,505)			(31,171)			(41,517)
Cash and due from banks	17,420			16,217			15,080
Other non-earning assets	115,758			132,105			112,983

Total assets	$1,392,398			$1,405,606			$1,530,031

Interest-bearing demand deposits	$204,945	$1,276	0.62%	$205,848	$1,572	0.76%	$184,140	$2,536	1.38%
Savings deposits	55,214	142	0.26	42,452	118	0.28	45,860	210	0.46
Money market accounts	134,875	366	0.27	148,596	571	0.38	154,450	1,179	0.76
Time deposits	504,672	7,128	1.41	549,535	8,876	1.62	697,664	12,459	1.79

Total interest-bearing deposits	899,706	8,912	0.99	946,431	11,137	1.18	1,082,114	16,384	1.51
Short-term borrowings	65,939	80	0.12	61,930	157	0.25	80,137	405	0.51
Federal Home Loan Bank advances	39,082	533	1.36	39,809	993	2.49	54,753	2,033	3.71
Other borrowings	34,505	1,261	3.65	34,406	929	2.70	37,776	1,010	2.67

Total interest-bearing liabilities	1,039,232	10,786	1.04	1,082,576	13,216	1.22	1,254,780	19,832	1.58

Demand deposits	197,621			164,081			136,980
Other liabilities	5,555			5,675			5,808

Total liabilities	1,242,408			1,252,332			1,397,568
Average equity	149,990			153,274			132,463

Total liabilities and equity	$1,392,398			$1,405,606			$1,530,031

Net interest income		$47,939			$47,304			$51,940

Rate spread			3.53%			3.48%			3.39%

Net interest margin			3.73%			3.67%			3.60%

	Years ended December 31,
	2013 over 2012			2012 over 2011
	Total	Volume	Rate	Total	Volume	Rate
Increase (decrease) in interest income
Taxable securities	$(249,000)	$218,000	$(467,000)	$(2,302,000)	$(1,792,000)	$(510,000)
Tax exempt securities	(584,000)	(818,000)	234,000	(490,000)	(427,000)	(63,000)
Loans	(974,000)	136,000	(1,110,000)	(8,458,000)	(5,215,000)	(3,243,000)
Interest-bearing deposit balances	(8,000)	(8,000)	0	5,000	2,000	3,000
Federal funds sold	20,000	20,000	0	(7,000)	(7,000)	0

Net change in tax-equivalent interest income	(1,795,000)	(452,000)	(1,343,000)	(11,252,000)	(7,439,000)	(3,813,000)
Increase (decrease) in interest expense
Interest-bearing demand deposits	(296,000)	(7,000)	(289,000)	(964,000)	271,000	(1,235,000)
Savings deposits	24,000	33,000	(9,000)	(92,000)	(15,000)	(77,000)
Money market accounts	(205,000)	(49,000)	(156,000)	(608,000)	(43,000)	(565,000)
Time deposits	(1,748,000)	(689,000)	(1,059,000)	(3,583,000)	(2,471,000)	(1,112,000)
Short-term borrowings	(77,000)	10,000	(87,000)	(248,000)	(77,000)	(171,000)
Federal Home Loan Bank advances	(460,000)	(18,000)	(442,000)	(1,040,000)	(472,000)	(568,000)
Other borrowings	332,000	3,000	329,000	(81,000)	(91,000)	10,000

Net change in interest expense	(2,430,000)	(717,000)	(1,713,000)	(6,616,000)	(2,898,000)	(3,718,000)

Net change in tax-equivalent net interest income	$635,000	$265,000	$370,000	$(4,636,000)	$(4,541,000)	$(95,000)

Interest income is primarily generated from the loan portfolio, and to a significantly lesser degree, from securities, federal funds sold, and interest-bearing deposit balances. Interest income decreased $1.8 million during 2013 from that earned in 2012, totaling $58.7 million in 2013 compared to $60.5 million in the previous year. The reduction in interest income is attributable to a decreased yield on average earning assets and, to a much lesser extent, a lower level of average earning assets. During 2013 and 2012, earning assets had an average yield (tax equivalent-adjusted basis) of 4.57% and 4.70%, respectively. The decline in earning asset yield in 2013 mainly resulted from a decreased yield on average loans, and to a lesser extent, a decreased yield on average securities. During 2013, earning assets averaged $1.29 billion, or $2.7 million lower than average earning assets during 2012. Average securities were down $9.3 million, average federal funds sold increased $7.8 million, average interest-bearing deposit balances decreased $2.8 million, and average loans increased $1.6 million.

Interest income generated from the loan portfolio decreased $1.0 million in 2013 compared to the level earned in 2012; a decline in loan yield from 5.14% in 2012 to 5.04% in 2013 resulted in a $1.1 million decrease in interest income, while growth in the loan portfolio during 2013 resulted in a $0.1 million increase in interest income. The lower yield on average loans mainly resulted from a decreased yield on average commercial loans, which equaled 5.06% in 2013 compared to 5.16% in 2012. The commercial loan yield was negatively impacted by the lowering of rates on certain commercial loans throughout 2012 and 2013 as a result of borrowers warranting decreased loan rates due to improved financial performance, the renewal of certain maturing term loans at lower rates, and competitive pricing pressures. In addition, the commercial loan yield was negatively impacted by an ongoing interest rate risk management strategy implemented in early 2011 whereby certain commercial loan relationships are being converted from the Mercantile Bank Prime Rate to the Wall Street Journal Prime Rate; this strategy, which helps mitigate interest rate risk exposure in an increasing rate environment, has a short-term negative impact on net interest income as the conversions generally involve interest rate reductions. A declining level of nonaccrual loans and the collection of unaccrued interest on nonaccrual commercial loan relationships that were paid off and commercial loan prepayment fees helped mitigate the negative impact of these factors on the commercial loan yield. Unaccrued interest totaling $1.9 million was collected on the paid off nonaccrual commercial loan relationships and recorded as interest income during 2013.

Interest income generated from the securities portfolio decreased $0.8 million in 2013 compared to the level earned in 2012 due to portfolio contraction and a lower yield on average securities, which equaled 3.88% in 2013 compared to 4.19% in 2012. The reduced average portfolio balance resulted in a $0.6 million decrease in interest income, while the lower yield on average securities equated to a decrease in interest income of $0.2 million. Average securities equaled $143.6 million during 2013, down from $152.9 million during 2012 primarily due to decreases in the average balances of mortgage-backed securities, municipal securities, and Michigan Strategic Fund bonds, which more than offset an increase in the average balance of U.S. Government agency bonds. The lower yield on average securities resulted from a decreased yield on U.S. Government agency bonds, reflecting a decline in market rates, and a shift in the securities portfolio mix from higher-yielding mortgage-backed and municipal securities to lower-yielding agency bonds. The yield on U.S. Government agency bonds was 3.28% during 2013 compared to 3.70% during 2012. Purchases of U.S. Government agency bonds with lower yields during 2012 and 2013 using proceeds received from called bonds of the same type and called and matured municipal securities and principal paydowns on mortgage-backed securities negatively impacted the yield on average securities. Proceeds received from called U.S. Government agency bonds totaled $78.4 million and $20.0 million in 2012 and 2013, respectively, while proceeds from called and matured municipal bonds totaled $7.1 million and $6.1 million in 2012 and 2013, respectively. Principal payments received on mortgage-backed securities totaled $11.7 million in 2012 and $7.8 million in 2013. The bond purchases were necessary to meet pledging requirements and internal funds management policy guidelines. Unaccreted discount of $30,000 related to called U.S. Government agency bonds was recognized as income during 2013; excluding this discount, the yield on U.S. Government agency bonds would have been 3.25% in 2013. Unaccreted discount of $116,000 related to called U.S. Government agency bonds was recognized as income during 2012; excluding this discount, the yield on U.S. Government agency bonds would have been 3.54% in 2012. Average U.S. Government agency bonds, municipal securities, and mortgage-backed securities represented 61.0%, 14.3%, and 11.8%, respectively, of average total securities during 2013 compared to 46.0%, 18.5%, and 18.6%, respectively, during 2012. A decline in the market value of the available for sale securities portfolio during 2013 partially offset the negative impacts of the decreased yield on U.S. Government agency bonds and the shift in securities portfolio mix on portfolio yield. The average net unrealized loss on available for sale securities equaled $1.5 million during 2013, while the average net unrealized gain on available for sale securities equaled $5.1 million during 2012.

Interest income earned on federal funds sold increased slightly in 2013 compared to 2012 due to a higher average balance, while interest income earned on interest-bearing deposit balances decreased slightly due to a lower average balance.

Interest expense is primarily generated from interest-bearing deposits, and to a lesser degree, from subordinated debentures, FHLB advances, repurchase agreements, and other borrowings. Interest expense decreased $2.4 million during 2013 from that expensed in 2012, totaling $10.8 million in 2012 compared to $13.2 million in the previous year. The decline in interest expense is attributable to a decreased cost of funds and a lower level of average interest-bearing liabilities.

During 2013 and 2012, interest-bearing liabilities had a weighted average rate of 1.04% and 1.22%, respectively; a decline in interest expense of $1.7 million was recorded during 2013 due to the decreased cost of funds. The lower weighted average cost of interest-bearing liabilities was primarily due to decreases in the costs of various certificate of deposit account categories, certain non-certificate of deposit account categories, FHLB advances, and repurchase agreements and a change in interest-bearing liability mix, most notably a decrease in various higher-costing average certificates of deposit account categories and increases in certain lower-costing non-certificate of deposit account categories and repurchase agreements as a percentage of average interest-bearing liabilities. Market interest rates began falling in the latter part of 2007 and have remained low since. The lowering of interest rates on non-certificate of deposit accounts and repurchase agreements periodically during 2012 positively impacted the weighted average cost of interest-bearing liabilities in 2013; interest rates on certain non-certificate of deposit accounts were also reduced in December of 2013. In addition, maturing fixed-rate certificates of deposit and FHLB advances were renewed at lower rates, replaced by lower-costing funds, or allowed to runoff during 2012 and 2013.

During 2013, interest-bearing liabilities averaged $1.04 billion, or $43.3 million lower than average interest-bearing liabilities of $1.08 billion during the prior year. This reduction resulted in decreased interest expense of $0.7 million. Average interest-bearing deposits were down $46.7 million, while average short-term borrowings increased $4.0 million, average FHLB advances decreased $0.7 million, and average other borrowings increased $0.1 million.

Average certificates of deposit declined $44.9 million during 2013, which equated to a decrease in interest expense of $0.7 million. An additional $1.0 million reduction in interest expense resulted from a decrease in the average rate paid as higher-rate certificates of deposit matured and were renewed at lower rates, replaced with lower-costing funds, or allowed to runoff throughout 2013. A reduction in other average interest-bearing deposit accounts, totaling $1.9 million, equated to a nominal decrease in interest expense, while a decrease in the average rate paid on these deposit accounts resulted in a $0.5 million decline in interest expense.

Average short-term borrowings, comprised entirely of repurchase agreements, increased $4.0 million during 2013, resulting in a slight increase in interest expense, while a decrease in the average rate paid during 2013 resulted in a reduction in interest expense of $0.1 million. Average FHLB advances decreased $0.7 million, resulting in a nominal decrease in interest expense, while a lower average rate paid on the advances resulted in a $0.4 million decrease in interest expense. A $0.1 million increase in average other borrowings, which is comprised of subordinated debentures and deferred director and officer compensation programs, equated to a nominal increase in interest expense, while a higher average rate paid on subordinated debentures resulted in a $0.3 million increase in interest expense.

Provision for Loan Losses

A negative loan loss provision expense of $7.2 million was recorded in 2013, compared to a negative provision expense of $3.1 million recorded in 2012. The negative provision expense reflects recoveries of previously charged-off loans and a reduced level of loan-rating downgrades and ongoing loan-rating upgrades as the quality of the loan portfolio continued to improve. Continued progress in the stabilization of economic and real estate market conditions and resulting collateral valuations also positively impacted provision expense. Recoveries of previously charged-off loans totaled $6.6 million during 2013, while loan charge-offs not specifically reserved for in prior periods amounted to $1.4 million, resulting in a net positive impact of $5.2 million on provision expense. Net loan recoveries of $1.3 million were recorded during 2013, compared to net loan charge-offs of $4.8 million during the prior year. Of the $5.2 million in gross loans charged-off during 2013, $3.9 million, or 73.4%, represents the elimination of specific reserves that were established through provision expense in earlier periods. Nonperforming loans totaled $6.7 million, or 0.6% of total loans, as of December 31, 2013, compared to $19.0 million, or 1.8% of total loans, as of December 31, 2012. The allowance, as a percentage of total loans outstanding, was 2.2% as of December 31, 2013, compared to 2.8% as of December 31, 2012.

Noninterest Income

Noninterest income totaled $6.9 million in 2013, a decrease of $1.1 million, or 14.0%, from the $8.0 million earned in 2012. The decrease in noninterest income was mainly due to lower residential mortgage banking fee income, rental income from foreclosed properties, and earnings on bank owned life insurance. Residential mortgage rates were relatively stable during 2012 and the first few months of 2013, resulting in a lower level of refinance activity during 2013 as many qualifying borrowers had already refinanced at these rates during 2012. Residential mortgage rates began increasing during the latter part of the second quarter of 2013, continued increasing during the early part of the third quarter, and stabilized during the rest of the year. Increased fee income from the sales of purchase mortgages during 2013 helped mitigate the decreased fee income resulting from the lower level of refinance activity. A reduction in the number of foreclosed properties, reflecting ongoing sales of these properties, resulted in the decreased rental income, while the decline in earnings on bank owned life insurance primarily resulted from reduced investment yields, as paydowns on mortgage-backed securities were reinvested into similar securities with lower rates.

Noninterest Expense

Noninterest expense during 2013 totaled $36.4 million, a decrease of $3.2 million, or 8.1%, from the $39.6 million expensed in 2012. Merger-related costs were $1.2 million during 2013. The decrease in noninterest expense primarily resulted from lower problem asset administration and resolution costs and FDIC insurance premiums.

Problem asset administration and resolution costs totaled $0.6 million during 2013, a decrease of $5.3 million, or 89.8%, from the $5.9 million in costs incurred during 2012. Gains on sales of other real estate owned, which are netted against problem asset costs, totaled $2.3 million in 2013 compared to $1.3 million in 2012.

FDIC insurance costs were $0.8 million during 2013, a decrease of $0.4 million, or 33.9%, from the $1.2 million in costs incurred during 2012. The lower premiums mainly resulted from a decreased assessment rate, reflecting further improvement in our financial condition and operating performance.

Federal Income Tax Expense

During 2013, we recorded income before federal income tax of $25.1 million and a federal income tax expense of $8.1 million, compared to income before federal income tax of $18.2 million and a federal income tax expense of $5.6 million during 2012. The increase in federal income tax expense resulted from the higher level of income before federal income tax and an increase in our effective tax rate from 31.0% in 2012 to 32.2% in 2013.

Preferred Stock Dividends and Accretion

Preferred stock dividends and discount accretion totaled $1.0 million during 2012. No preferred stock dividends and discount accretion were recorded during 2013 as we repurchased the $21.0 million in non-voting preferred stock issued in May of 2009 to the U.S. Department of the Treasury under the Treasury’s Capital Purchase Program, as part of the Troubled Asset Relief Program, during the second quarter of 2012.

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

The improved pre-tax earnings performance in 2012 compared to 2011 primarily resulted from lower provisions to the allowance for loan losses. The decreased provision expense reflected lower volumes of loan rating downgrades and nonperforming loans, a higher volume of loan rating upgrades, significant recoveries of prior-period loan charge-offs, the elimination or significant reduction of certain specific reserve allocations due to successful collection efforts, and continued progress in the stabilization of economic and real estate market conditions and resulting collateral valuations. In addition, the reserve allocation factors for non-impaired commercial loans reflected in the quarterly reserve migrations were reduced in 2012 in light of the lower level of net loan charge-offs. A higher net interest margin, which partially mitigated the negative impact of a lower level of average earning assets, reduced costs associated with the administration and resolution of problem assets, lower FDIC insurance premiums, and increased noninterest income also contributed to the improved earnings performance in 2012 compared to 2011.

Our earnings performance continued to be hindered by elevated costs associated with the administration and resolution of problem assets; however, these costs trended downward during 2011 and 2012 as the level of nonperforming assets declined. Although decreasing, the level of nonperforming assets remained elevated when compared to pre-2007 reporting periods as a result of the state, regional and national economic struggles experienced over the past several years and related impact on certain of our borrowers.

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

Interest income is primarily generated from the loan portfolio, and to a significantly lesser degree, from securities, federal funds sold, and interest-bearing deposit balances. Interest income decreased $11.3 million during 2012 from that earned in 2011, totaling $60.5 million in 2012 compared to $71.8 million in the previous year. The reduction in interest income was attributable to a decreased level of average earning assets and, to a lesser extent, a declining yield on average earning assets. During 2012, earning assets averaged $1.29 billion, or $155.0 million lower than average earning assets of $1.44 billion during 2011. Average loans were down $99.3 million, average securities decreased $53.6 million, average federal funds sold decreased $2.9 million, and average interest-bearing deposit balances increased $0.8 million.

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

During 2012, interest-bearing liabilities averaged $1.08 billion, or $172.2 million lower than average interest-bearing liabilities of $1.25 billion during the prior year. This reduction resulted in decreased interest expense of $2.9 million. Average interest-bearing deposits were down $135.7 million, while average short-term borrowings decreased $18.2 million, average FHLB advances decreased $14.9 million, and average other borrowings decreased $3.4 million.

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

FDIC insurance premiums were $1.2 million during 2012, down $1.6 million from the $2.8 million in premiums expensed during 2011. The lower premiums during 2012 compared to 2011 resulted from a decreased assessment rate and base. The decreased assessment rate reflected our improved financial condition and operating performance and the implementation of the FDIC’s revised risk-based assessment system on April 1, 2011.

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

CAPITAL RESOURCES

Shareholders’ equity increased $6.7 million during 2013. Net income attributable to common shares of $17.0 million was partially offset by a total of $3.9 million in cash dividends on our common stock and a net decline in the net unrealized gain on securities available for sale and fair value of an interest rate swap of $7.2 million.

We and our bank are subject to regulatory capital requirements administered by state and federal banking agencies. Failure to meet the various capital requirements can initiate regulatory action that could have a direct material effect on the financial statements. The increase in shareholders’ equity during 2013 provided for improved regulatory capital ratios, and our bank remains “well capitalized.” As of December 31, 2013, our bank’s total risk-based capital ratio was 15.7%, compared to 14.7% at December 31, 2012. Our bank’s total regulatory capital, consisting of shareholders’ equity plus a portion of the allowance but less a portion of our net deferred tax asset, increased $16.7 million during 2013, primarily reflecting net income of $19.9 million which more than offset $5.5 million in cash dividends paid. Our bank’s total risk-based capital ratio was also impacted by a $33.8 million increase in total risk-weighted assets, primarily resulting from growth in commercial loans. As of December 31, 2013, our bank’s total regulatory capital equaled $190.5 million, or approximately $69.0 million in excess of the amount necessary to attain the 10.0% minimum total risk-based capital ratio, which is among the requirements to be categorized as “well capitalized.”

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

To assist in providing needed funds, we regularly obtain monies from wholesale funding sources. Wholesale funds, primarily comprised of deposits from customers outside of our market areas and FHLB advances, totaled $258.1 million, or 20.9% of combined deposits and borrowed funds as of December 31, 2013, compared to $304.8 million, or 24.7% of combined deposits and borrowed funds, as of December 31, 2012, and $1.41 billion, or 71.5% of combined deposits and borrowed funds, as of December 31, 2008. The significant decline in wholesale funds since year-end 2008 primarily reflects the influx of cash resulting from the reduction in total loans and increased local deposits.

Although local deposits have generally increased as new business, municipal governmental unit and individual deposit relationships are established and as existing customers increase the balances in their accounts, and we witnessed significant local deposit growth during the past five years, some reliance on wholesale funds will likely remain, although at a much lower level than historical levels. As part of our interest rate risk management strategy, a vast majority of our wholesale funds have a fixed rate and mature within five years, reflecting the fact that a majority of our loans have a floating interest rate or a fixed interest rate and balloon in five years from origination date. We have developed a comprehensive contingency funding plan which we believe mitigates any increased liquidity risk from our wholesale funding program.

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

As part of our sweep program, collected funds from certain business noninterest-bearing checking accounts are invested into over-night interest-bearing repurchase agreements. Such repurchase agreements are not deposit accounts and are not afforded federal deposit insurance. Repurchase agreements increased $4.5 million during 2013, totaling $69.3 million as of December 31, 2013.

Information regarding our repurchase agreements as of December 31, 2013 and during 2013 is as follows:

Outstanding balance at December 31, 2013	$69,305,000
Weighted average interest rate at December 31, 2013	0.12%
Maximum daily balance twelve months ended December 31, 2013	$78,960,000
Average daily balance for twelve months ended December 31, 2013	$65,939,000
Weighted average interest rate for twelve months ended December 31, 2013	0.12%

As a member of the FHLB, we have access to the FHLB advance borrowing programs. Advances totaled $45.0 million as of December 31, 2013, compared to $35.0 million, $45.0 million, $65.0 million, $205.0 million, and $270.0 million as of December 31, 2012, 2011, 2010, 2009 and 2008, respectively. Based on available collateral as of December 31, 2013, we could borrow an additional $116.1 million.

We also have the ability to borrow up to $38.0 million on a daily basis through correspondent banks using established unsecured federal funds purchased lines of credit. We did not access these lines of credit during 2013; in fact, we have not accessed the lines of credit since January of 2010. In contrast, federal funds sold averaged $83.5 million, $75.7 million and $78.6 million during 2013, 2012 and 2011, respectively. In addition, interest-bearing deposit balances averaged $7.7 million, $10.5 million and $9.7 million during the respective time periods. Given the volatile market and stressed economic conditions, we have been operating with a higher than normal balance of federal funds sold and interest-bearing deposit balances over the past several years. Reflecting our improved operating performance and financial condition, we expect to modestly reduce the level of federal funds sold and interest-bearing deposits in 2014, likely to average 3.0% to 4.0% of average earning assets; however, until market and economic conditions return to more normalized levels, the average balance of federal funds sold and interest-bearing deposits will likely remain above our historical average of less than 1.0%. As a result, we expect the use of our federal funds purchased lines of credit, in at least the near future, will be rare, if at all.

We have a line of credit through the Discount Window of the Federal Reserve Bank of Chicago. Using a substantial majority of our tax-exempt municipal securities as collateral, we could have borrowed up to $14.4 million for terms of 1 to 28 days at December 31, 2013. We did not utilize this line of credit during the past five years, and do not plan to access this line of credit in future periods.

The following table reflects, as of December 31, 2013, significant fixed and determinable contractual obligations to third parties by payment date, excluding accrued interest:

	One Year	One to	Three to	Over
	or Less	Three Years	Five Years	Five Years	Total
Deposits without a stated Maturity	$607,943,000	$0	$0	$0	$607,943,000
Certificates of deposit	213,454,000	153,409,000	144,105,000	0	510,968,000
Short-term borrowings	69,305,000	0	0	0	69,305,000
Federal Home Loan Bank Advances	0	0	45,000,000	0	45,000,000
Subordinated debentures	0	0	0	32,990,000	32,990,000
Other borrowed money	0	0	0	1,620,000	1,620,000

In addition to normal loan funding and deposit flow, we must maintain liquidity to meet the demands of certain unfunded loan commitments and standby letters of credit. At December 31, 2013, we had a total of $354.8 million in unfunded loan commitments and $19.7 million in unfunded standby letters of credit. Of the total unfunded loan commitments, $296.0 million were commitments available as lines of credit to be drawn at any time as customers’ cash needs vary, and $58.8 million were for loan commitments scheduled to close and become funded within the next twelve months. The level of commitments to make loans over the past several years had declined significantly when compared to historical levels, primarily reflecting stressed economic conditions; however, the $58.8 million level at December 31, 2013 is higher when compared to the levels over the past several years. The increase primarily reflects the impact of our improved operating performance and financial condition, expanded sales efforts and improved economic conditions. We regularly monitor fluctuations in loan balances and commitment levels, and include such data in our overall liquidity management.

The following table depicts our loan commitments at the end of the past three years:

	12/31/13	12/31/12	12/31/11
Commercial unused lines of credit	$257,937,000	$222,237,000	$171,683,000
Unused lines of credit secured by 1-4 family residential properties	23,429,000	24,250,000	24,663,000
Credit card unused lines of credit	9,013,000	8,512,000	7,565,000
Other consumer unused lines of credit	5,695,000	4,613,000	3,367,000
Commitments to make loans	58,799,000	64,565,000	30,929,000
Standby letters of credit	19,670,000	10,591,000	15,923,000

Total	$374,543,000	$334,768,000	$254,130,000

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

The following table depicts our GAP position as of December 31, 2013:

	Within	Three to	One to	After
	Three	Twelve	Five	Five
	Months	Months	Years	Years	Total
Assets:
Commercial loans (1)	$169,662,000	$154,515,000	$614,712,000	$39,614,000	$978,503,000
Residential real estate loans	24,530,000	7,750,000	26,257,000	13,515,000	72,052,000
Consumer loans	1,531,000	153,000	761,000	243,000	2,688,000
Securities (2)	14,321,000	1,598,000	13,845,000	113,375,000	143,139,000
Federal funds sold	123,427,000	0	0	0	123,427,000
Interest-bearing deposits	5,639,000	0	750,000	0	6,389,000
Allowance for loan losses	0	0	0	0	(22,821,000)
Other assets	0	0	0	0	123,589,000

Total assets	339,110,000	164,016,000	656,325,000	166,747,000	$1,426,966,000

Liabilities:
Interest-bearing checking	197,388,000	0	0	0	197,388,000
Savings deposits	52,606,000	0	0	0	52,606,000
Money market accounts	133,369,000	0	0	0	133,369,000
Time deposits under $100,000	7,068,000	13,760,000	26,501,000	0	47,329,000
Time deposits $100,000 & over	57,469,000	135,157,000	271,013,000	0	463,639,000
Short-term borrowings	69,305,000	0	0	0	69,305,000
Federal Home Loan Bank advances	0	0	45,000,000	0	45,000,000
Other borrowed money	34,610,000	0	0	0	34,610,000
Noninterest-bearing checking	0	0	0	0	224,580,000
Other liabilities	0	0	0	0	5,815,000

Total liabilities	551,815,000	148,917,000	342,514,000	0	1,273,641,000
Shareholders’ equity	0	0	0	0	153,325,000

Total liabilities & shareholders’ equity	551,815,000	148,917,000	342,514,000	0	$1,426,966,000

Net asset (liability) GAP	$(212,705,000)	$15,099,000	$313,811,000	$166,747,000

Cumulative GAP	$(212,705,000)	$(197,606,000)	$116,205,000	$282,952,000

Percent of cumulative GAP to total assets	(14.9%)	(13.8%)	8.1%	19.8%

(1)	Floating rate loans that are currently at interest rate floors are treated as fixed rate loans and are reflected using maturity date and not repricing frequency.
(2)	Mortgage-backed securities are categorized by expected maturities based upon prepayment trends as of December 31, 2013.

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

We conducted multiple simulations as of December 31, 2013, in which it was assumed that changes in market interest rates occurred ranging from up 400 basis points to down 400 basis points in equal quarterly instalments over the next twelve months. The following table reflects the suggested impact on net interest income over the next twelve months in comparison to estimated net interest income based on our balance sheet structure, including the balances and interest rates associated with our specific loans, securities, deposits and borrowed funds, as of December 31, 2013. The resulting estimates are well within our policy parameters established to manage and monitor interest rate risk.

	Dollar Change	Percent Change
	In Net	In Net
Interest Rate Scenario	Interest Income	Interest Income
Interest rates down 400 basis points	$(3,350,000)	(7.7%)
Interest rates down 300 basis points	(2,810,000)	(6.4)
Interest rates down 200 basis points	(2,430,000)	(5.5)
Interest rates down 100 basis points	(1,830,000)	(4.2)
No change in interest rates	(300,000)	(0.7)
Interest rates up 100 basis points	770,000	1.8
Interest rates up 200 basis points	1,940,000	4.4
Interest rates up 300 basis points	3,130,000	7.1
Interest rates up 400 basis points	3,960,000	9.0

The resulting estimates have been significantly impacted by the current interest rate and economic environment, as adjustments have been made to critical model inputs with regards to traditional interest rate relationships. This is especially important as it relates to floating rate commercial loans and out-of-area deposits, which comprise a sizable portion of our balance sheet. As of December 31, 2013, the Mercantile Bank Prime Rate is 4.50% as compared to the Wall Street Journal Prime Rate of 3.25%. Historically, the two indices have been equal; however, we elected not to reduce the Mercantile Bank Prime Rate in late October and mid-December of 2008 when the Wall Street Journal Prime Rate declined by 50 and 75 basis points, respectively. In conducting our simulations since year-end 2008, we have made the assumption that the Mercantile Bank Prime Rate will remain unchanged until the Wall Street Journal Prime Rate equals the Mercantile Bank Prime Rate, at which time the two indices will remain equal in the increasing interest rate scenarios. One of our key interest rate risk strategies has been to reduce the negative impact this repricing gap would likely have on our net interest income in an increasing interest rate environment. Starting in early 2011, we initiated a program to convert certain commercial loan relationships from the Mercantile Bank Prime Rate to the Wall Street Journal Prime Rate. As of December 31, 2013, approximately 11% of our floating rate commercial loans were tied to the Mercantile Bank Prime Rate, compared to about 95% at year-end 2010. Although this program has had a negative impact on net interest income as the conversion generally involves an interest rate reduction on the affected commercial loans, it will have a positive impact on net interest income in a rising interest rate environment as the affected commercial loans will be subject to increased repricing sooner than otherwise.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

Mercantile Bank Corporation

Grand Rapids, Michigan

We have audited the accompanying consolidated balance sheets of Mercantile Bank Corporation as of December 31, 2013 and 2012, and the related consolidated statements of income, comprehensive income, changes in shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2013. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Mercantile Bank Corporation as of December 31, 2013 and 2012, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2013, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Mercantile Bank Corporation’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and our report dated February 28, 2014 expressed an unqualified opinion thereon.

/s/ BDO USA, LLP
BDO USA, LLP

Grand Rapids, Michigan

February 28, 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

Mercantile Bank Corporation

Grand Rapids, Michigan

We have audited Mercantile Bank Corporation’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Mercantile Bank Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Report by Mercantile Bank Corporation’s Management on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Mercantile Bank Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Mercantile Bank Corporation as of December 31, 2013 and 2012, and the related consolidated statements of income, comprehensive income, changes in shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2013, and our report dated February 28, 2014 expressed an unqualified opinion thereon.

/s/ BDO USA, LLP
BDO USA, LLP

Grand Rapids, Michigan

February 28, 2014

February 28, 2014

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

Management assessed the Company’s system of internal control over financial reporting that is designed to produce reliable financial statements presented in conformity with generally accepted accounting principles as of December 31, 2013. This assessment was based on criteria for effective internal control over financial reporting described in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management believes that, as of December 31, 2013, Mercantile Bank Corporation maintained an effective system of internal control over financial reporting that is designed to produce reliable financial statements presented in conformity with generally accepted accounting principles based on those criteria.

The Company’s independent auditors have issued an audit report on the effectiveness of the Company’s internal control over financial reporting as found on page F-38.

Mercantile Bank Corporation

/s/ Michael H. Price
Michael H. Price
Chairman of the Board, President and Chief Executive Officer

/s/ Charles E. Christmas
Charles E. Christmas
Senior Vice President, Chief Financial Officer and Treasurer

MERCANTILE BANK CORPORATION

CONSOLIDATED BALANCE SHEETS

December 31, 2013 and 2012

	2013	2012
ASSETS
Cash and due from banks	$17,149,000	$20,302,000
Interest-bearing deposits	6,389,000	10,822,000
Federal funds sold	123,427,000	104,879,000

Total cash and cash equivalents	146,965,000	136,003,000
Securities available for sale	131,178,000	138,314,000
Federal Home Loan Bank stock	11,961,000	11,961,000
Loans	1,053,243,000	1,041,189,000
Allowance for loan losses	(22,821,000)	(28,677,000)

Loans, net	1,030,422,000	1,012,512,000
Premises and equipment, net	24,898,000	25,919,000
Bank owned life insurance	51,377,000	50,048,000
Accrued interest receivable	3,649,000	3,874,000
Other real estate owned and repossessed assets	2,851,000	6,970,000
Net deferred tax asset	17,754,000	22,015,000
Other assets	5,911,000	15,310,000

Total assets	$1,426,966,000	$1,422,926,000

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits
Noninterest-bearing	$224,580,000	$190,241,000
Interest-bearing	894,331,000	944,963,000

Total deposits	1,118,911,000	1,135,204,000
Securities sold under agreements to repurchase	69,305,000	64,765,000
Federal Home Loan Bank advances	45,000,000	35,000,000
Subordinated debentures	32,990,000	32,990,000
Accrued interest and other liabilities	7,435,000	8,377,000

Total liabilities	1,273,641,000	1,276,336,000
Shareholders’ equity
Preferred stock, no par value; 1,000,000 shares authorized; 0 shares outstanding at December 31, 2013 and December 31, 2012	0	0
Common stock, no par value; 20,000,000 shares authorized; 8,739,108 shares outstanding at December 31, 2013 and 8,706,251 shares outstanding at December 31, 2012	162,999,000	166,074,000
Retained earnings (deficit)	(4,101,000)	(21,134,000)
Accumulated other comprehensive income (loss)	(5,573,000)	1,650,000

Total shareholders’ equity	153,325,000	146,590,000

Total liabilities and shareholders’ equity	$1,426,966,000	$1,422,926,000

See accompanying notes to consolidated financial statements.

MERCANTILE BANK CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

Years ended December 31, 2013, 2012 and 2011

	2013	2012	2011
Interest income
Loans, including fees	$52,924,000	$53,898,000	$62,356,000
Securities, taxable	4,134,000	4,383,000	6,685,000
Securities, tax-exempt	951,000	1,415,000	1,805,000
Federal funds sold	212,000	192,000	199,000
Interest-bearing deposits	21,000	29,000	24,000

Total interest income	58,242,000	59,917,000	71,069,000
Interest expense
Deposits	8,912,000	11,137,000	16,384,000
Short-term borrowings	80,000	157,000	405,000
Federal Home Loan Bank advances	533,000	993,000	2,033,000
Subordinated debentures and other borrowings	1,261,000	929,000	1,010,000

Total interest expense	10,786,000	13,216,000	19,832,000

Net interest income	47,456,000	46,701,000	51,237,000
Provision for loan losses	(7,200,000)	(3,100,000)	6,900,000

Net interest income after provision for loan losses	54,656,000	49,801,000	44,337,000
Noninterest income
Service charges on deposit and sweep accounts	1,532,000	1,523,000	1,640,000
Earnings on bank owned life insurance	1,329,000	1,528,000	1,777,000
Credit and debit card fees	1,063,000	891,000	825,000
Mortgage banking activities	800,000	1,479,000	846,000
Payroll processing	660,000	591,000	515,000
Rental income from other real estate owned	528,000	1,061,000	825,000
Letter of credit fees	370,000	336,000	300,000
Other income	590,000	585,000	554,000

Total noninterest income	6,872,000	7,994,000	7,282,000
Noninterest expense
Salaries and benefits	20,298,000	19,367,000	17,891,000
Occupancy	2,547,000	2,501,000	2,780,000
Furniture and equipment rent, depreciation and maintenance	984,000	1,176,000	1,206,000
Data processing	3,440,000	3,193,000	2,719,000
Merger-related costs	1,246,000	0	0
Advertising	1,113,000	1,167,000	747,000
FDIC insurance costs	793,000	1,200,000	2,843,000
Problem asset costs	595,000	5,862,000	8,290,000
FHLB advance prepayment fees	0	0	213,000
Other expense	5,387,000	5,158,000	4,806,000

Total noninterest expenses	36,403,000	39,624,000	41,495,000

Income before federal income tax expense (benefit)	25,125,000	18,171,000	10,124,000
Federal income tax expense (benefit)	8,092,000	5,636,000	(27,361,000)

Net income	17,033,000	12,535,000	37,485,000
Preferred stock dividends and accretion	0	1,030,000	1,343,000

Net income attributable to common shares	$17,033,000	$11,505,000	$36,142,000

Earnings per common share:
Basic	$1.96	$1.33	$4.20

Diluted	$1.95	$1.30	$4.07

See accompanying notes to consolidated financial statements.

MERCANTILE BANK CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Years ended December 31, 2013, 2012 and 2011

	2013	2012	2011
Net income	$17,033,000	$12,535,000	$37,485,000
Other comprehensive income (loss):
Unrealized holding gains (losses) on securities available for sale	(11,960,000)	(2,184,000)	3,851,000
Fair value of interest rate swap	849,000	(1,113,000)	0

	(11,111,000)	(3,297,000)	3,851,000

Tax effect of unrealized holding gains (losses) on securities available for sale	4,186,000	1,229,000	(1,348,000)
Tax effect of fair value of interest rate swap	(298,000)	390,000	0

	3,888,000	1,619,000	(1,348,000)

Other comprehensive income (loss), net of tax effect	(7,223,000)	(1,678,000)	2,503,000

Comprehensive income	$9,810,000	$10,857,000	$39,988,000

See accompanying notes to consolidated financial statements.

MERCANTILE BANK CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

Years ended December 31, 2013, 2012 and 2011

					Accumulated
			Common	Retained	Other	Total
($ in thousands)	Preferred	Common	Stock	Earnings	Comprehensive	Shareholders’
	Stock	Stock	Warrant	(Deficit)	Income/(Loss)	Equity
Balances, January 1, 2011	$20,077	$172,677	$1,138	$(68,781)	$825	$125,936
Preferred stock dividends				(1,089)		(1,089)
Accretion of preferred stock	254			(254)		0
Employee stock purchase plan (4,726 shares)		42				42
Dividend reinvestment plan (644 shares)		6				6
Stock option exercises (8,800 shares)		55				55
Stock-based compensation expense		61				61
Net income for 2011				37,485		37,485
Change in net unrealized gain on securities available for sale, net of reclassifications and tax effect					2,503	2,503

Balances, December 31, 2011	$20,331	$172,841	$1,138	$(32,639)	$3,328	$164,999

See accompanying notes to consolidated financial statements.

MERCANTILE BANK CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (Continued)

Years ended December 31, 2013, 2012 and 2011

					Accumulated
			Common	Retained	Other	Total
($ in thousands)	Preferred	Common	Stock	Earnings	Comprehensive	Shareholders’
	Stock	Stock	Warrant	(Deficit)	Income/(Loss)	Equity
Balances, January 1, 2012	$20,331	$172,841	$1,138	$(32,639)	$3,328	$164,999
Repurchase of preferred stock	(21,000)					(21,000)
Preferred stock dividends				(361)		(361)
Accretion of preferred stock	669			(669)		0
Repurchase of common stock warrant		(6,327)	(1,138)			(7,465)
Employee stock purchase plan (2,400 shares)		39				39
Dividend reinvestment plan (934 shares)		14				14
Stock option exercises (50,930 shares)		551				551
Stock tendered for stock option exercises (19,120 shares)		(324)				(324)
Stock-based compensation expense		54				54
Cash dividends ($0.09 per common share)		(774)				(774)
Net income for 2012				12,535		12,535
Change in net unrealized gain on securities available for sale, net of tax effect					(955)	(955)
Change in fair value of interest rate swap, net of tax effect					(723)	(723)

Balances, December 31, 2012	$0	$166,074	$0	$(21,134)	$1,650	$146,590

See accompanying notes to consolidated financial statements.

MERCANTILE BANK CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (Continued)

Years ended December 31, 2013, 2012 and 2011

				Accumulated
			Retained	Other	Total
($ in thousands)	Preferred	Common	Earnings	Comprehensive	Shareholders’
	Stock	Stock	(Deficit)	Income/(Loss)	Equity
Balances, January 1, 2013	$0	$166,074	$(21,134)	$1,650	$146,590
Employee stock purchase plan (1,098 shares)		19			19
Dividend reinvestment plan (1,954 shares)		33			33
Stock option exercises (51,055 shares)		700			700
Stock tendered for stock option exercises (18,950 shares)		(411)			(411)
Stock-based compensation expense		473			473
Cash dividends ($0.45 per common share)		(3,889)			(3,889)
Net income for 2013			17,033		17,033
Change in net unrealized gain on securities available for sale, net of tax effect				(7,774)	(7,774)
Change in fair value of interest rate swap, net of tax effect				551	551

Balances, December 31, 2013	$0	$162,999	$(4,101)	$(5,573)	$153,325

See accompanying notes to consolidated financial statements.

MERCANTILE BANK CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years ended December 31, 2013, 2012 and 2011

	2013	2012	2011
Cash flows from operating activities
Net income	$17,033,000	$12,535,000	$37,485,000
Adjustments to reconcile net income to net cash from (for) operating activities:
Depreciation and amortization	2,208,000	2,238,000	2,200,000
Provision for loan losses	(7,200,000)	(3,100,000)	6,900,000
Deferred income tax expense (benefit)	8,092,000	5,636,000	(27,361,000)
Stock-based compensation expense	473,000	54,000	61,000
Proceeds from sales of mortgage loans held for sale	51,373,000	83,713,000	50,925,000
Origination of mortgage loans held for sale	(48,321,000)	(83,986,000)	(50,195,000)
Net gain on sales of mortgage loans held for sale	(658,000)	(1,247,000)	(681,000)
Net (gain) loss on sale and valuation write-downs of foreclosed assets	(1,585,000)	1,725,000	1,826,000
Earnings on bank owned life insurance	(1,329,000)	(1,528,000)	(1,777,000)
Net change in:
Accrued interest receivable	225,000	529,000	1,539,000
Other assets	8,465,000	(1,805,000)	2,771,000
Accrued interest and other liabilities	(269,000)	2,257,000	(1,187,000)

Net cash from operating activities	28,507,000	17,021,000	22,506,000
Cash flows from investing activities
Purchases of:
Securities available for sale	(49,812,000)	(69,956,000)	(28,835,000)
Proceeds from:
Maturities, calls and repayments of securities available for sale	34,809,000	102,672,000	80,739,000
Proceeds from sales of securities available for sale	10,310,000	0	0
Proceeds from Federal Home Loan Bank stock redemption	0	0	2,384,000
Loan originations and payments, net	(15,298,000)	16,237,000	162,928,000
Purchases of premises and equipment, net	(326,000)	(571,000)	(556,000)
Proceeds from sale of foreclosed assets	7,898,000	18,348,000	11,062,000

Net cash from (for) investing activities	(12,419,000)	66,730,000	227,722,000
Cash flows from financing activities
Net decrease in time deposits	(23,038,000)	(47,257,000)	(210,617,000)
Net increase in all other deposits	6,745,000	70,386,000	48,860,000
Net increase (decrease) in securities sold under agreements to repurchase	4,540,000	(7,804,000)	(44,410,000)
Proceeds from Federal Home Loan Bank advances	10,000,000	20,000,000	0
Maturities and prepayments of Federal Home Loan Bank advances	0	(30,000,000)	(20,000,000)
Maturities of wholesale repurchase agreements	0	0	(10,000,000)
Net increase (decrease) in other borrowed money	175,000	10,000	(370,000)
Repurchase of preferred stock	0	(21,000,000)	0
Repurchase of common stock warrant	0	(7,465,000)	0
Proceeds from stock option exercises, net of cashless exercises	289,000	227,000	55,000
Employee stock purchase plan	19,000	39,000	42,000
Dividend reinvestment plan	33,000	14,000	6,000
Payment of cash dividends on preferred stock	0	(496,000)	(1,620,000)
Payment of cash dividends to common shareholders	(3,889,000)	(774,000)	0

Net cash for financing activities	(5,126,000)	(24,120,000)	(238,054,000)

Net change in cash and cash equivalents	10,962,000	59,631,000	12,174,000
Cash and cash equivalents at beginning of period	136,003,000	76,372,000	64,198,000

Cash and cash equivalents at end of period	$146,965,000	$136,003,000	$76,372,000

See accompanying notes to consolidated financial statements.

MERCANTILE BANK CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

Years ended December 31, 2013, 2012 and 2011

	2013	2012	2011
Supplemental disclosures of cash flow information
Cash paid during the year for:
Interest	$11,059,000	$13,741,000	$21,742,000
Federal income taxes	0	0	0
Noncash financing and investing activities:
Transfers from loans to foreclosed assets	2,194,000	11,761,000	11,495,000
Preferred stock cash dividend accrued	0	0	134,000

See accompanying notes to consolidated financial statements.

MERCANTILE BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2013

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

Mercantile Bank Mortgage Company was formed during 2000. A subsidiary of the Bank, Mercantile Bank Mortgage Company was established to increase the profitability and efficiency of the mortgage loan operations. Mercantile Bank Mortgage Company initiated business on October 24, 2000 via the Bank’s contribution of most of its residential mortgage loan portfolio and participation interests in certain commercial mortgage loans. On the same date, the Bank also transferred its residential mortgage origination function to Mercantile Bank Mortgage Company. On January 1, 2004, Mercantile Bank Mortgage Company was reorganized as Mercantile Bank Mortgage Company, LLC, a limited liability company, which was 99% owned by the Bank and 1% owned by Mercantile Insurance. Mortgage loans originated and held by the mortgage company were serviced by the Bank pursuant to a servicing agreement. Effective January 1, 2013, we dissolved the mortgage company to streamline the administration of our mortgage business. A cash amount commensurate with its 1% ownership interest was distributed to the insurance company. The remaining assets of the mortgage company were assigned to the Bank. We anticipate the business that was formerly conducted by the mortgage company to be performed by the Bank in its ordinary course and do not expect the dissolution to materially impact our financial position or results of operation.

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

December 31, 2013

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

Declines in the fair value of debt securities below their amortized cost that are other than temporary are reflected in earnings or other comprehensive income, as appropriate. For those debt securities whose fair value is less than their amortized cost, we consider our intent to sell the security, whether it is more likely than not that we will be required to sell the security before recovery and whether we expect to recover the entire amortized cost of the security based on our assessment of the issuer’s financial condition. In analyzing an issuer’s financial condition, we consider whether the securities are issued by the federal government or its agencies, and whether downgrades by bond rating agencies have occurred. If either of the criteria regarding intent or requirement to sell is met, the entire difference between amortized cost and fair value is recognized as impairment through earnings. For debt securities that do not meet the aforementioned criteria, the amount of impairment is split into two components as follows: 1) OTTI related to credit loss, which must be recognized in the income statement, and 2) OTTI related to other factors, such as liquidity conditions in the market or changes in market interest rates, which is recognized in other comprehensive income. The credit loss is defined as the difference between the present value of the cash flows expected to be collected and the amortized cost.

Loans: Loans that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are reported at the principal balance outstanding, net of deferred loan fees and costs and an allowance for loan losses. Interest income is accrued on the unpaid principal balance. Loan origination fees, net of certain direct origination costs, are deferred and recognized in interest income using the level-yield method without anticipating prepayments. Net unamortized deferred loan fees amounted to $0.5 million and $0.7 million at December 31, 2013 and 2012, respectively.

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

(Continued)

MERCANTILE BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2013

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Loans Held for Sale: Mortgage loans originated and intended for sale in the secondary market are carried at the lower of aggregate cost or fair value, as determined by outstanding commitments from investors. Net unrealized losses, if any, are recorded as a valuation allowance and charged to earnings. Such loans are sold servicing released. Loans held for sale amounted to $1.1 million and $3.5 million as of December 31, 2013 and 2012, respectively. Income from mortgage banking activities includes fees on direct brokered mortgage loans and the net gain on sale of mortgage loans originated for sale.

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

Allowance for Loan Losses: The allowance for loan losses (“allowance”) is a valuation allowance for probable incurred credit losses. Loan losses are charged against the allowance when we believe the uncollectability of a loan is confirmed. Subsequent recoveries, if any, are credited to the allowance. We estimate the allowance balance required using past loan loss experience, the nature and volume of the loan portfolio, information about specific borrower situations and estimated collateral values, economic conditions and other factors. We estimate credit losses based on individual loans determined to be impaired and on all other loans grouped on similar risk characteristics. Our historical loss component is the most significant of the allowance components and is based on historical loss experience by credit risk grade for commercial loans and payment status for mortgage and consumer loans. Loans are pooled based on similar risk characteristics supported by observable data. The historical loss experience component of the allowance represents the results of migration analysis of historical net charge-offs for portfolios of loans, including groups of commercial loans within each credit risk grade. For measuring loss exposure in a pool of loans, the historical net charge-off or migration experience is utilized to estimate expected future losses to be realized from the pool of loans. Allocations of the allowance may be made for specific loans, but the entire allowance is available for any loan that, in our judgment, should be charged-off.

(Continued)

MERCANTILE BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2013

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

A loan is considered impaired when, based on current information and events, it is probable we will be unable to collect the scheduled payments of principal and interest when due according to the contractual terms of the loan agreement. Factors considered in determining impairment include payment status and collateral value. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. We determine the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of delay, the reasons for delay, the borrower’s prior payment record and the amount of the shortfall in relation to the principal and interest owed. Impairment is measured on a loan-by-loan basis for commercial and construction loans by the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price or the fair value of collateral if the loan is collateral dependent. Large groups of smaller balance homogeneous loans are collectively evaluated for impairment.

Transfers of Financial Assets: Transfers of financial assets are accounted for as sales when control over the assets has been surrendered. Control over transferred assets is deemed to be surrendered when: (1) the assets have been isolated from the Bank and put presumptively beyond the reach of the transferor and its creditors, even in bankruptcy or other receivership, (2) the transferee obtains the right (free of conditions that constrain it from taking advantage of that right) to pledge or exchange the transferred assets, and (3) the Bank does not maintain effective control over the transferred assets through an agreement to repurchase them before their maturity or the ability to unilaterally cause the holder to return specific assets. Our transfers of financial assets are generally limited to commercial loan participations sold and residential mortgage loans originated for sale, which were insignificant for 2013, 2012 and 2011.

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

Repurchase Agreements: The Bank sells certain securities under agreements to repurchase. The agreements are treated as collateralized financing transactions, with the obligations to repurchase the securities sold reflected as liabilities and the securities underlying the agreements remaining in assets in the Consolidated Balance Sheet.

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

December 31, 2013

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Comprehensive Income: Comprehensive income consists of net income and other comprehensive income (loss). Other comprehensive income (loss) includes unrealized gains and losses on securities available for sale and interest rate swaps which are also recognized as separate components of equity.

Derivatives: Derivative financial instruments are recognized as assets or liabilities at fair value. The accounting for changes in the fair value of derivatives depends on the use of the derivatives and whether the derivatives qualify for hedge accounting. Used as part of our asset and liability management to help manage interest rate risk, our derivatives have historically consisted of interest rate swap agreements that qualified for hedge accounting. In February 2012, we entered into an interest rate swap agreement that qualifies for hedge accounting. However, in June 2011, we simultaneously purchased and sold an interest rate cap, a structure commonly referred to as a “cap corridor”, which does not qualify for hedge accounting. The current outstanding interest rate swap agreement and matured cap corridor are discussed in more detail in Note 13. We do not use derivatives for trading purposes.

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

December 31, 2013

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

If designated as a hedge, we formally document the relationship between the derivative instrument and the hedged item, as well as the risk-management objective and the strategy for undertaking the hedge transaction. This documentation includes linking cash flow hedges to specific assets on the balance sheet. If designated as a hedge, we also formally assess, both at the hedge’s inception and on an ongoing basis, whether the derivative instrument that is used is highly effective in offsetting changes in cash flows of the hedged items. Ineffective hedge gains and losses are recognized immediately in current earnings as noninterest income or expense. We discontinue hedge accounting when we determine the derivative is no longer effective in offsetting changes in the cash flows of the hedged item, the derivative is settled or terminates, or treatment of the derivatives as a hedge is no longer appropriate or intended.

Contingencies: Loss contingencies, including claims and legal actions arising in the ordinary course of business, are recorded as liabilities when the likelihood of loss is probable and an amount or range of loss can be reasonably estimated. We do not believe there are any such matters outstanding that would have a material effect on the financial statements.

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

(Continued)

MERCANTILE BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2013

NOTE 2 – SECURITIES

The amortized cost and fair value of available for sale securities and the related gross unrealized gains and losses recognized in accumulated other comprehensive income (loss) were as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
2013
U.S. Government agency debt obligations	$108,279,000	$263,000	$(10,065,000)	$98,477,000
Mortgage-backed securities	12,456,000	1,102,000	0	13,558,000
Michigan Strategic Fund bonds	0	0	0	0
Municipal general obligation bonds	16,488,000	388,000	(4,000)	16,872,000
Municipal revenue bonds	878,000	38,000	0	916,000
Mutual funds	1,386,000	0	(31,000)	1,355,000

	$139,487,000	$1,791,000	$(10,100,000)	$131,178,000

2012
U.S. Government agency debt obligations	$78,447,000	$1,039,000	$(388,000)	$79,098,000
Mortgage-backed securities	20,182,000	1,814,000	0	21,996,000
Michigan Strategic Fund bonds	11,255,000	0	0	11,255,000
Municipal general obligation bonds	21,700,000	1,043,000	0	22,743,000
Municipal revenue bonds	1,726,000	91,000	0	1,817,000
Mutual funds	1,354,000	51,000	0	1,405,000

	$134,664,000	$4,038,000	$(388,000)	$138,314,000

(Continued)

MERCANTILE BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2013

NOTE 2 – SECURITIES (Continued)

Securities with unrealized losses at year-end 2013 and 2012, aggregated by investment category and length of time that individual securities have been in a continuous loss position, are as follows:

	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Loss	Value	Loss	Value	Loss
2013
U.S. Government agency debt obligations	$57,117,000	$5,798,000	$29,679,000	$4,267,000	$86,796,000	$10,065,000
Mortgage-backed securities	0	0	0	0	0	0
Michigan Strategic Fund bonds	0	0	0	0	0	0
Municipal general obligation bonds	295,000	4,000	0	0	295,000	4,000
Municipal revenue bonds	0	0	0	0	0	0
Mutual funds	1,355,000	31,000	0	0	1,355,000	31,000

	$58,767,000	$5,833,000	$29,679,000	$4,267,000	$88,446,000	$10,100,000

2012
U.S. Government agency debt obligations	$33,555,000	$388,000	$0	$0	$33,555,000	$388,000
Mortgage-backed securities	0	0	0	0	0	0
Michigan Strategic Fund bonds	0	0	0	0	0	0
Municipal general obligation bonds	0	0	0	0	0	0
Municipal revenue bonds	0	0	0	0	0	0
Mutual funds	0	0	0	0	0	0

	$33,555,000	$388,000	$0	$0	$33,555,000	$388,000

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

At December 31, 2013, 65 debt securities and one mutual fund with a combined fair value totaling $88.4 million have unrealized losses aggregating $10.1 million. After we considered whether the securities were issued by the federal government or its agencies and whether downgrades by bond rating agencies had occurred, we determined that unrealized losses were due to changing interest rate environments.

As we do not intend to sell the securities, we believe it is more likely than not that we will not be required to sell the securities before recovery and we do expect to recover the entire amortized cost of the securities, no unrealized losses are deemed to be other-than-temporary.

(Continued)

MERCANTILE BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2013

NOTE 2 – SECURITIES (Continued)

The amortized cost and fair values of debt securities at December 31, 2013, by maturity, are shown in the following table. The contractual maturity is utilized for U.S. Government agency debt obligations and municipal bonds. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity date, primarily mortgage-backed securities, are shown separately. Weighted average yields are also reflected, with yields for municipal securities shown at their tax equivalent yield.

	Weighted
	Average	Amortized	Fair
	Yield	Cost	Value
Due in one year or less	5.32%	$2,444,000	$2,494,000
Due from one to five years	6.31	1,018,000	1,047,000
Due from five to ten years	3.13	32,373,000	31,008,000
Due after ten years	3.68	89,810,000	81,716,000
Mortgage-backed securities	5.17	12,456,000	13,558,000
Mutual funds	2.32	1,386,000	1,355,000

	3.73%	$139,487,000	$131,178,000

During 2013, Michigan Strategic Fund bonds totaling $10.3 million were sold at par. No securities were sold during 2012 and 2011.

At year-end 2013 and 2012, the amortized cost of securities issued by the State of Michigan and all its political subdivisions totaled $17.4 million and $23.4 million, with an estimated fair value of $17.8 million and $24.6 million, respectively. Total securities of any other specific issuer, other than the U.S. Government and its agencies, did not exceed 10% of shareholders’ equity.

The carrying value of U.S. Government agency debt obligations and mortgage-backed securities that are pledged to secure repurchase agreements was $94.4 million and $83.8 million at December 31, 2013 and 2012, respectively. In addition, substantially all of our municipal bonds have been pledged to the Discount Window of the Federal Reserve Bank of Chicago. Investments in FHLB stock are restricted and may only be resold to, or redeemed by, the issuer.

(Continued)

MERCANTILE BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2013

NOTE 3 – LOANS AND ALLOWANCE FOR LOAN LOSSES

Year-end loans disaggregated by class of loan within the loan portfolio segments were as follows:

					Percent
	December 31, 2013		December 31, 2012		Increase
	Balance	%	Balance	%	(Decrease)
Commercial:
Commercial and industrial	$286,373,000	27.2%	$285,322,000	27.4%	0.4%
Vacant land, land development, and residential construction	36,741,000	3.5	48,099,000	4.6	(23.6)
Real estate – owner occupied	261,877,000	24.9	259,277,000	24.9	1.0
Real estate – non-owner occupied	364,066,000	34.6	324,886,000	31.2	12.1
Real estate – multi-family and residential rental	37,639,000	3.5	50,922,000	4.9	(26.1)

Total commercial	986,696,000	93.7	968,506,000	93.0	1.9
Retail:
Home equity and other	35,080,000	3.3	38,917,000	3.7	(9.9)
1-4 family mortgages	31,467,000	3.0	33,766,000	3.3	(6.8)

Total retail	66,547,000	6.3	72,683,000	7.0	(8.4)

Total loans	$1,053,243,000	100.0%	$1,041,189,000	100.0%	1.2%

Concentrations within the loan portfolio were as follows at year-end:

	2013		2012
		Percentage of		Percentage of
	Balance	Loan Portfolio	Balance	Loan Portfolio
Commercial real estate loans to lessors of non-residential buildings	$299,446,000	28.4%	$302,723,000	29.1%

(Continued)

MERCANTILE BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2013

NOTE 3 – LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

Year-end nonperforming loans were as follows:

	2013	2012
Loans past due 90 days or more still accruing interest	$0	$0
Nonaccrual loans	6,718,000	18,970,000

Total nonperforming loans	$6,718,000	$18,970,000

The recorded principal balance of nonaccrual loans was as follows:

	December 31,	December 31,
	2013	2012
Commercial:
Commercial and industrial	$1,501,000	$1,677,000
Vacant land, land development, and residential construction	785,000	2,194,000
Real estate – owner occupied	389,000	2,087,000
Real estate – non-owner occupied	168,000	9,010,000
Real estate – multi-family and residential rental	208,000	2,021,000

Total commercial	3,051,000	16,989,000
Retail:
Home equity and other	788,000	889,000
1-4 family mortgages	2,879,000	1,092,000

Total retail	3,667,000	1,981,000

Total nonaccrual loans	$6,718,000	$18,970,000

(Continued)

MERCANTILE BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2013

NOTE 3 – LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

An age analysis of past due loans is as follows as of December 31, 2013:

			Greater				Recorded
	30 – 59	60 – 89	Than 89				Balance > 89
	Days	Days	Days	Total		Total	Days and
	Past Due	Past Due	Past Due	Past Due	Current	Loans	Accruing
Commercial:
Commercial and industrial	$0	$0	$309,000	$309,000	$286,064,000	$286,373,000	$0
Vacant land, land development, and residential construction	0	0	0	0	36,741,000	36,741,000	0
Real estate – owner occupied	65,000	0	50,000	115,000	261,762,000	261,877,000	0
Real estate – non-owner occupied	0	0	0	0	364,066,000	364,066,000	0
Real estate – multi-family and residential rental	0	0	64,000	64,000	37,575,000	37,639,000	0

Total commercial	65,000	0	423,000	488,000	986,208,000	986,696,000	0
Retail:
Home equity and other	14,000	0	0	14,000	35,066,000	35,080,000	0
1- 4 family mortgages	21,000	44,000	375,000	440,000	31,027,000	31,467,000	0

Total retail	35,000	44,000	375,000	454,000	66,093,000	66,547,000	0

Total past due loans	$100,000	$44,000	$798,000	$942,000	$1,052,301,000	$1,053,243,000	$0

(Continued)

MERCANTILE BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2013

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

(Continued)

MERCANTILE BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2013

NOTE 3 – LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

Impaired loans with no related allowance recorded were as follows as of December 31, 2013:

				Year-To-Date
	Unpaid			Average
	Contractual	Recorded		Recorded
	Principal	Principal	Related	Principal
	Balance	Balance	Allowance	Balance
With no related allowance recorded:
Commercial:
Commercial and industrial	$2,229,000	$511,000		$1,205,000
Vacant land, land development and residential construction	475,000	362,000		991,000
Real estate – owner occupied	1,270,000	785,000		1,084,000
Real estate – non-owner occupied	895,000	733,000		4,049,000
Real estate – multi-family and residential rental	41,000	1,000		390,000

Total commercial	4,910,000	2,392,000		7,719,000
Retail:
Home equity and other	507,000	461,000		471,000
1-4 family mortgages	1,272,000	647,000		727,000

Total retail	1,779,000	1,108,000		1,198,000

Total with no related allowance recorded	$6,689,000	$3,500,000		$8,917,000

(Continued)

MERCANTILE BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2013

NOTE 3 – LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

Impaired loans with an allowance recorded and total impaired loans were as follows as of December 31, 2013:

				Year-To-Date
	Unpaid			Average
	Contractual	Recorded		Recorded
	Principal	Principal	Related	Principal
	Balance	Balance	Allowance	Balance
With an allowance recorded:
Commercial:
Commercial and industrial	$1,517,000	$1,440,000	$792,000	$1,880,000
Vacant land, land development and residential construction	4,436,000	4,139,000	844,000	3,354,000
Real estate – owner occupied	1,513,000	1,513,000	528,000	2,550,000
Real estate – non-owner occupied	21,088,000	21,072,000	7,969,000	28,388,000
Real estate – multi-family and residential rental	3,219,000	2,684,000	1,127,000	2,915,000

Total commercial	31,773,000	30,848,000	11,260,000	39,087,000
Retail:
Home equity and other	320,000	289,000	96,000	329,000
1-4 family mortgages	2,274,000	2,231,000	1,030,000	1,628,000

Total retail	2,594,000	2,520,000	1,126,000	1,957,000

Total with an allowance recorded	$34,367,000	$33,368,000	$12,386,000	$41,044,000

Total impaired loans:
Commercial	$36,683,000	$33,240,000	$11,260,000	$46,806,000
Retail	4,373,000	3,628,000	1,126,000	3,155,000

Total impaired loans	$41,056,000	$36,868,000	$12,386,000	$49,961,000

(Continued)

MERCANTILE BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2013

NOTE 3 – LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

Impaired loans with no related allowance recorded were as follows as of December 31, 2012:

				Year-To-Date
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

December 31, 2013

NOTE 3 – LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

Impaired loans with an allowance recorded and total impaired loans were as follows as of December 31, 2012:

				Year-To-Date
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

Impaired loans for which no allocation of the allowance for loan losses has been made generally reflect situations whereby the loans have been charged-down to estimated collateral value. Interest income recognized on accruing troubled debt restructurings totaled $2.5 million, $2.0 million and $0.2 million during 2013, 2012 and 2011, respectively. Interest income recognized on nonaccrual loans totaled $1.9 million during 2013, reflecting the collection of interest at the time of principal pay-off. No such collections of interest income were recorded during 2012 or 2011. Lost interest income on nonaccrual loans totaled $0.4 million during 2013, $0.8 million during 2012, and $1.4 million during 2011.

(Continued)

MERCANTILE BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2013

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

Loans by credit quality indicators were as follows as of December 31, 2013:

Commercial credit exposure – credit risk profiled by internal credit risk grades:

		Commercial			Commercial
		Vacant Land,	Commercial	Commercial	Real Estate -
	Commercial	Land Development,	Real Estate -	Real Estate -	Multi-Family
	and	and Residential	Owner	Non-Owner	and Residential
	Industrial	Construction	Occupied	Occupied	Rental
Internal credit risk grade groupings:
Grades 1 – 4	$208,151,000	$6,973,000	$156,230,000	$219,325,000	$15,465,000
Grades 5 – 7	76,237,000	25,535,000	103,066,000	122,717,000	19,469,000
Grades 8 – 9	1,985,000	4,233,000	2,581,000	22,024,000	2,705,000

Total commercial	$286,373,000	$36,741,000	$261,877,000	$364,066,000	$37,639,000

Retail credit exposure – credit risk profiled by collateral type:

	Retail	Retail
	Home Equity	1-4 Family
	and Other	Mortgages
Total retail	$35,080,000	$31,467,000

(Continued)

MERCANTILE BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2013

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

December 31, 2013

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

(Continued)

MERCANTILE BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2013

NOTE 3 – LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

The allowance for loan losses and recorded investments in loans for the year-ended December 31, 2013 are as follows:

	Commercial	Retail
	Loans	Loans	Unallocated	Total
Allowance for loan losses:
Beginning balance	$26,043,000	$2,645,000	$(11,000)	$28,677,000
Provision for loan losses	(6,730,000)	(489,000)	19,000	(7,200,000)
Charge-offs	(5,120,000)	(170,000)	0	(5,290,000)
Recoveries	6,262,000	372,000	0	6,634,000

Ending balance	$20,455,000	$2,358,000	$8,000	$22,821,000

Ending balance: individually evaluated for impairment	$11,260,000	$1,126,000	$0	$12,386,000

Ending balance: collectively evaluated for impairment	$9,195,000	$1,232,000	$8,000	$10,435,000

Total loans:
Ending balance	$986,696,000	$66,547,000		$1,053,243,000

Ending balance: individually evaluated for impairment	$33,240,000	$3,628,000		$36,868,000

Ending balance: collectively evaluated for impairment	$953,456,000	$62,919,000		$1,016,375,000

(Continued)

MERCANTILE BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2013

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

December 31, 2013

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

(Continued)

MERCANTILE BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2013

NOTE 3 – LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

Loans modified as troubled debt restructurings during 2013 were as follows:

	Number of Contracts	Pre- Modification Recorded Principal Balance	Post- Modification Recorded Principal Balance
Commercial:
Commercial and industrial	3	$741,000	$741,000
Vacant land, land development and residential construction	2	3,610,000	3,610,000
Real estate – owner occupied	2	715,000	715,000
Real estate – non-owner occupied	1	45,000	45,000
Real estate – multi-family and residential rental	1	241,000	241,000

Total commercial	9	5,352,000	5,352,000
Retail:
Home equity and other	0	0	0
1-4 family mortgages	1	1,879,000	1,879,000

Total retail	1	1,879,000	1,879,000

Total	10	$7,231,000	$7,231,000

The following loans, modified as troubled debt restructurings within the previous twelve months, became over 30 days past due during the twelve months ended December 31, 2013 (amounts as of period end):

	Number of Contracts	Recorded Principal Balance
Commercial:
Commercial and industrial	0	$0
Vacant land, land development and residential construction	0	0
Real estate – owner occupied	1	65,000
Real estate – non-owner occupied	0	0
Real estate – multi-family and residential rental	0	0

Total commercial	1	65,000
Retail:
Home equity and other	0	0
1-4 family mortgages	0	0

Total retail	0	0

Total	1	$65,000

(Continued)

MERCANTILE BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2013

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

(Continued)

MERCANTILE BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2013

NOTE 3 – LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

Activity for loans categorized as troubled debt restructurings during 2013 is as follows:

	Commercial and Industrial	Commercial Vacant Land, Land Development, and Residential Construction	Commercial Real Estate - Owner Occupied	Commercial Real Estate - Non-Owner Occupied	Commercial Real Estate - Multi-Family and Residential Rental
Commercial Loan Portfolio:
Beginning Balance	$2,720,000	$3,071,000	$4,116,000	$37,671,000	$3,027,000
Charge-Offs	(35,000)	(725,000)	(70,000)	(2,537,000)	(15,000)
Payments	(2,781,000)	(1,596,000)	(2,151,000)	(13,795,000)	(735,000)
Transfers to ORE	(74,000)	0	(363,000)	(1,153,000)	0
Net Additions/Deletions	1,826,000	3,751,000	284,000	2,125,000	343,000

Ending Balance	$1,656,000	$4,501,000	$1,816,000	$22,311,000	$2,620,000

	Retail Home Equity and Other	Retail 1-4 Family Mortgages
Retail Loan Portfolio:
Beginning Balance	$0	$155,000
Charge-Offs	0	0
Payments	0	(46,000)
Transfers to ORE	0	0
Net Additions/Deletions	0	1,878,000

Ending Balance	$0	$1,987,000

(Continued)

MERCANTILE BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2013

NOTE 3 – LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

Activity for loans categorized as troubled debt restructurings during 2012 is as follows:

	Commercial and Industrial	Commercial Vacant Land, Land Development, and Residential Construction	Commercial Real Estate - Owner Occupied	Commercial Real Estate - Non-Owner Occupied	Commercial Real Estate - Multi-Family and Residential Rental
Commercial Loan Portfolio:
Beginning Balance	$4,553,000	$5,100,000	$6,183,000	$12,036,000	$12,626,000
Charge-Offs	(540,000)	(63,000)	(426,000)	(720,000)	(2,180,000)
Payments	(2,584,000)	(2,013,000)	(3,443,000)	(2,482,000)	(7,422,000)
Transfers to ORE	(96,000)	0	(65,000)	(1,045,000)	(186,000)
Net Additions/Deletions	1,387,000	47,000	1,867,000	29,882,000	189,000

Ending Balance	$2,720,000	$3,071,000	$4,116,000	$37,671,000	$3,027,000

	Retail Home Equity and Other	Retail 1-4 Family Mortgages
Retail Loan Portfolio:
Beginning Balance	$0	$164,000
Charge-Offs	0	0
Payments	0	(9,000)
Transfers to ORE	0	0
Net Additions/Deletions	0	0

Ending Balance	$0	$155,000

(Continued)

MERCANTILE BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2013

NOTE 3 – LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

Activity for loans categorized as troubled debt restructurings during 2011 is as follows:

	Commercial and Industrial	Commercial Vacant Land, Land Development, and Residential Construction	Commercial Real Estate - Owner Occupied	Commercial Real Estate - Non-Owner Occupied	Commercial Real Estate - Multi-Family and Residential Rental
Commercial Loan Portfolio:
Beginning Balance	$850,000	$10,696,000	$2,589,000	$9,330,000	$7,848,000
Charge-Offs	(850,000)	(2,429,000)	0	(1,195,000)	(21,000)
Payments	0	(3,137,000)	(2,477,000)	(3,614,000)	(92,000)
Transfers to ORE	0	(5,130,000)	0	0	0
Net Additions/Deletions	4,553,000	5,100,000	6,071,000	7,515,000	4,891,000

Ending Balance	$4,553,000	$5,100,000	$6,183,000	$12,036,000	$12,626,000

	Retail Home Equity and Other	Retail 1-4 Family Mortgages
Retail Loan Portfolio:
Beginning Balance	$0	$0
Charge-Offs	0	0
Payments	0	0
Transfers to ORE	0	0
Net Additions/Deletions	0	164,000

Ending Balance	$0	$164,000

(Continued)

MERCANTILE BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2013

NOTE 3 – LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

The allowance related to loans categorized as troubled debt restructurings was as follows:

	December 31, 2013	December 31, 2012
Commercial:
Commercial and industrial	$187,000	$772,000
Vacant land, land development, and residential construction	798,000	713,000
Real estate – owner occupied	528,000	1,116,000
Real estate – non-owner occupied	7,828,000	9,751,000
Real estate – multi-family and residential rental	1,010,000	745,000

Total commercial	10,351,000	13,097,000
Retail:
Home equity and other	0	0
1-4 family mortgages	0	0

Total retail	0	0

Total related allowance	$10,351,000	$13,097,000

In general, our policy dictates that a renewal or modification of an 8- or 9-rated commercial loan meets the criteria of a troubled debt restructuring, although we review and consider all renewed and modified loans as part of our troubled debt restructuring assessment procedures. Loan relationships rated 8 contain significant financial weaknesses, resulting in a distinct possibility of loss, while relationships rated 9 reflect vital financial weaknesses, resulting in a highly questionable ability on our part to collect principal; we believe borrowers warranting such ratings would have difficulty obtaining financing from other market participants. Thus, due to the lack of comparable market rates for loans with similar risk characteristics, we believe 8- or 9-rated loans renewed or modified were done so at below market rates. Loans that are identified as troubled debt restructurings are considered impaired and are individually evaluated for impairment when assessing these credits in our allowance for loan losses calculation.

NOTE 4 – PREMISES AND EQUIPMENT, NET

Year-end premises and equipment were as follows:

	2013	2012
Land and improvements	$8,556,000	$8,556,000
Buildings	24,733,000	24,564,000
Furniture and equipment	12,718,000	12,861,000

	46,007,000	45,981,000
Less: accumulated depreciation	21,109,000	20,062,000

Total premises and equipment	$24,898,000	$25,919,000

Depreciation expense totaled $1.3 million in 2013, $1.5 million in 2012, and $1.6 million in 2011.

(Continued)

MERCANTILE BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2013

NOTE 5 – DEPOSITS

Deposits at year-end are summarized as follows:

	December 31, 2013		December 31, 2012		Percent Increase
	Balance	%	Balance	%	(Decrease)
Noninterest-bearing demand	$224,580,000	20.1%	$190,241,000	16.8%	18.1%
Interest-bearing checking	197,388,000	17.6	188,057,000	16.5	5.0
Money market	133,369,000	11.9	144,479,000	12.7	(7.7)
Savings	52,606,000	4.7	56,454,000	5.0	(6.8)
Time, under $100,000	43,251,000	3.9	51,730,000	4.6	(16.4)
Time, $100,000 and over	254,600,000	22.8	234,430,000	20.6	8.6

	905,794,000	81.0	865,391,000	76.2	4.7
Out-of-area interest-bearing checking	0	NA	21,967,000	1.9	NM
Out-of-area time, under $100,000	4,078,000	0.4	7,706,000	0.7	(47.1)
Out-of-area time, $100,000 and over	209,039,000	18.6	240,140,000	21.2	(13.0)

	213,117,000	19.0	269,813,000	23.8	(21.0)

Total deposits	$1,118,911,000	100.0%	$1,135,204,000	100.0%	(1.4%)

Out-of-area certificates of deposit consist of certificates obtained from depositors outside of our primary market areas almost exclusively through deposit brokers.

The following table depicts the maturity distribution for certificates of deposit at year-end:

	2013	2012
In one year or less	$213,454,000	$246,630,000
In one to two years	80,138,000	61,004,000
In two to three years	73,271,000	67,635,000
In three to four years	95,979,000	63,894,000
In four to five years	48,126,000	94,843,000

Total certificates of deposit	$510,968,000	$534,006,000

The following table depicts the maturity distribution for certificates of deposit with balances of $100,000 or more at year-end:

	2013	2012
Up to three months	$57,469,000	$100,460,000
Three months to six months	41,237,000	51,762,000
Six months to twelve months	93,920,000	64,633,000
Over twelve months	271,013,000	257,715,000

Total certificates of deposit	$463,639,000	$474,570,000

(Continued)

MERCANTILE BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2013

NOTE 6 – SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

Information regarding securities sold under agreements to repurchase at year-end is summarized below:

	2013	2012
Outstanding balance at year-end	$69,305,000	$64,765,000
Weighted average interest rate at year-end	0.12%	0.13%
Average daily balance during the year	$65,939,000	$61,930,000
Weighted average interest rate during the year	0.12%	0.25%
Maximum daily balance during the year	$78,960,000	$81,980,000

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

NOTE 7 – FEDERAL HOME LOAN BANK ADVANCES

Federal Home Loan Bank (“FHLB”) advances totaled $45.0 million at December 31, 2013, and mature at varying dates from March 2017 through September 2017, with fixed rates of interest from 1.22% to 1.51% and averaging 1.34%. FHLB advances totaled $35.0 million at December 31, 2012, and mature at varying dates ranging from March 2017 through September 2017, with fixed rates of interest from 1.22% to 1.51% and averaging 1.35%.

Each advance is payable at its maturity date, and is subject to a prepayment fee if paid prior to the maturity date. The advances are collateralized by residential mortgage loans, first mortgage liens on multi-family residential property loans, first mortgage liens on commercial real estate property loans, and substantially all other assets of our Bank, under a blanket lien arrangement. Our borrowing line of credit as of December 31, 2013 totaled $171.9 million, with availability of $116.1 million.

Maturities over the next five years are:

2014	$0
2015	0
2016	0
2017	45,000,000
2018	0

(Continued)

MERCANTILE BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2013

NOTE 8 – FEDERAL INCOME TAXES

The consolidated income tax expense (benefit) is as follows:

	2013	2012	2011
Current expense (benefit)	$0	$0	$0
Deferred expense (benefit)	8,092,000	5,636,000	0
Valuation allowance – change in estimate	0	0	(27,361,000)

Tax expense (benefit)	$8,092,000	$5,636,000	$(27,361,000)

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

A reconciliation of the differences between the federal income tax expense (benefit) recorded and the amount computed by applying the federal statutory rate to income before income taxes is as follows:

	2013	2012	2011
Tax at statutory rate (35%)	$8,794,000	$6,360,000	$3,543,000
Increase (decrease) from
Tax-exempt interest	(347,000)	(486,000)	(595,000)
Bank owned life insurance	(465,000)	(535,000)	(622,000)
Change in valuation allowance	0	0	(29,640,000)
Other	110,000	297,000	(47,000)

Tax expense (benefit)	$8,092,000	$5,636,000	$(27,361,000)

Significant components of deferred tax assets and liabilities as of December 31, 2013 and 2012 are as follows:

	2013	2012
Deferred income tax assets
Allowance for loan losses	$7,987,000	$10,037,000
Net operating loss carryforward	4,050,000	8,235,000
Unrealized loss on securities	2,908,000	0
Tax credit carryforwards	1,397,000	1,198,000
Nonaccrual loan interest income	605,000	892,000
Deferred compensation	567,000	506,000
Deferred loan fees	273,000	229,000
Fair value write-downs on foreclosed properties	241,000	2,124,000
Fair value of interest rate swap	92,000	390,000
Contributions carryforwards	0	256,000
Other	343,000	369,000

	18,463,000	24,236,000
Deferred income tax liabilities
Depreciation	419,000	491,000
Prepaid expenses	192,000	339,000
Unrealized gain on securities	0	1,278,000
Other	98,000	113,000

	709,000	2,221,000

Total net deferred tax asset	$17,754,000	$22,015,000

(Continued)

MERCANTILE BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2013

NOTE 8 – FEDERAL INCOME TAXES (Continued)

At December 31, 2013, we had carryforwards of the following tax attributes: gross federal net operating loss of $11.9 million that expires in years 2030 through 2031; general business tax credits of $0.5 million that expire in the years 2028 through 2033; and $0.9 million of federal alternative minimum tax credits with an indefinite life. $0.3 million of the gross federal net operating loss relates to unrealized excess benefits on stock-based compensation for which a tax benefit will be recorded to shareholders’ equity when utilized.

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

At December 31, 2013, the positive evidence, including that cited above, continues to outweigh any negative evidence and, therefore, we continue to believe it is more likely than not that we will be able to realize all of our deferred tax assets in future years.

We had no unrecognized tax benefits at any time during 2013 or 2012 and do not anticipate any significant increase in unrecognized tax benefits during 2014. Should the accrual of any interest or penalties relative to unrecognized tax benefits be necessary, it is our policy to record such accruals in our income tax accounts; no such accruals existed at any time during 2013 or 2012. Our U.S. federal income tax returns are no longer subject to examination for all years before 2010.

NOTE 9 – STOCK-BASED COMPENSATION

Stock-based compensation plans are used to provide directors and employees with an increased incentive to contribute to our long-term performance and growth, to align the interests of directors and employees with the interests of our shareholders through the opportunity for increased stock ownership and to attract and retain directors and employees. From 2000 through 2005, stock option grants were provided to directors and certain employees through several stock option plans, including the 2000 Employee Stock Option Plan, 2004 Employee Stock Option Plan and Independent Director Stock Option Plan. During 2006, 2007 and 2008, stock option and restricted stock grants were provided to certain employees through the Stock Incentive Plan of 2006. No stock option or restricted stock grants were made during 2009, 2010 or 2011. During 2012, restricted stock grants were provided to directors and certain employees through the Stock Incentive Plan of 2006. No stock option or restricted stock grants were made during 2013 due to the pending merger with Firstbank Corporation (see Note 23).

(Continued)

MERCANTILE BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2013

NOTE 9 – STOCK-BASED COMPENSATION (Continued)

Under our 2000 Employee Stock Option Plan and 2004 Employee Stock Option Plan, stock options granted to employees were granted at the market price on the date of grant, generally fully vested after one year and expired ten years from the date of grant. Stock options granted to non-executive officers during 2005 vested about three weeks after being granted. Under our Independent Director Stock Option Plan, stock options granted to non-employee directors are at 125% of the market price on the date of grant, fully vested after five years and expire ten years from the date of grant.

The Stock Incentive Plan of 2006 replaced all of our outstanding stock option plans for stock options not previously granted. Under the Stock Incentive Plan of 2006, incentive awards may include, but are not limited to, stock options, restricted stock, stock appreciation rights and stock awards. Incentive awards that are stock options or stock appreciation rights are granted with an exercise price not less than the closing price of our common stock on the date of grant, or for stock options granted in 2006 or 2007, the day before the date of grant, if the closing price was higher on the day before the date of grant. Price, vesting and expiration date parameters are determined by Mercantile’s Compensation Committee on a grant-by-grant basis. Generally, the stock options granted to employees during 2006, 2007 and 2008 fully vested after two years and expire after seven years. The restricted stock awards granted to certain employees during 2006, 2007 and 2008 fully vested after four years, while the restricted stock awards granted to directors and certain employees during 2012 fully vest after two years. No payments were required from employees for the restricted stock awards. At year-end 2013, there were approximately 384,000 shares authorized for future incentive awards.

There was no unrecognized compensation cost related to unvested stock options granted under our various stock-based compensation plans, and $0.4 million of total unrecognized compensation cost related to unvested restricted stock granted under our Stock Incentive Plan of 2006 as of December 31, 2013, which is expected to be fully recognized during 2014.

A summary of restricted stock activity is as follows:

	2013		2012		2011
		Weighted		Weighted		Weighted
		Average		Average		Average
	Shares	Fair Value	Shares	Fair Value	Shares	Fair Value
Nonvested at beginning of year	66,100	$14.30	38,650	$6.20	73,955	$11.02
Granted	0	NA	66,100	14.30	0	NA
Vested	0	NA	(38,266)	6.20	(28,533)	17.57
Forfeited	(2,300)	14.30	(384)	6.20	(6,772)	10.99

Nonvested at end of year	63,800	$14.30	66,100	$14.30	38,650	$6.20

(Continued)

MERCANTILE BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2013

NOTE 9 – STOCK-BASED COMPENSATION (Continued)

A summary of stock option activity is as follows:

	2013		2012		2011
		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price
Outstanding at beginning of year	152,896	$26.15	214,903	$22.40	262,042	$21.18
Granted	0	NA	0	NA	0	NA
Exercised	(51,055)	13.72	(50,930)	10.83	(8,800)	6.21
Forfeited or expired	(40,965)	31.30	(11,077)	23.77	(38,339)	17.80

Outstanding at end of year	60,876	$33.11	152,896	$26.15	214,903	$22.40

Options exercisable at year-end	60,876	$33.11	152,896	$26.15	212,643	$22.57

The fair value of each stock option award is estimated on the date of grant using a closed option valuation (Black-Scholes) model that uses the assumptions noted in the table below. Expected volatilities are based on historical volatilities on our common stock. Historical data is used to estimate stock option expense and post-vesting termination behavior. The expected term of stock options granted is based on historical data and represents the period of time that stock options granted are expected to be outstanding, which takes into account that the stock options are not transferable. The risk-free interest rate for the expected term of the stock option is based on the U.S. Treasury yield curve in effect at the time of the stock option grant. No stock option grants were made during 2011, 2012 or 2013.

Options outstanding at year-end 2013 were as follows:

	Outstanding			Exercisable
		Weighted Average	Weighted		Weighted
Range of		Remaining	Average		Average
Exercise		Contractual	Exercise		Exercise
Prices	Number	Life	Price	Number	Price
$6.21 - $ 8.00	2,700	1.9 Years	$6.21	2,700	$6.21
$16.01 - $ 20.00	2,845	0.9 Years	17.74	2,845	17.74
$32.01 - $ 36.00	51,863	1.4 Years	34.87	51,863	34.87
$40.01 - $ 44.00	3,468	0.8 Years	40.28	3,468	40.28

Outstanding at year end	60,876	1.4 Years	$33.11	60,876	$33.11

(Continued)

MERCANTILE BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2013

NOTE 9 – STOCK-BASED COMPENSATION (Continued)

Information related to options outstanding at year-end 2013, 2012 and 2011 is as follows:

	2013	2012	2011
Minimum exercise price	$6.21	$6.21	$6.21
Maximum exercise price	40.28	40.28	40.28
Average remaining option term	1.4 Years	1.9 Years	2.8 Years

Information related to stock option grants and exercises during 2013, 2012 and 2011 follows:

	2013	2012	2011
Aggregate intrinsic value of stock options exercised	$408,000	$307,000	$26,000
Cash received from stock option exercises	289,000	227,000	55,000
Tax benefit realized from stock option exercises	0	0	0
Weighted average per share fair value of stock options granted	NA	NA	NA

The aggregate intrinsic value of all stock options outstanding and exercisable at December 31, 2013 was less than $0.1 million.

Shares issued as a result of the exercise of stock option grants have been authorized and previously unissued shares.

NOTE 10 – RELATED PARTIES

Certain directors and executive officers of the Bank, including their immediate families and companies in which they are principal owners, were loan customers of the Bank. At year-end 2013 and 2012, the Bank had $7.8 million and $2.9 million in loan commitments to directors and executive officers, of which $6.9 million and $1.4 million were outstanding at year-end 2013 and 2012, respectively, as reflected in the following table. The line item entitled “Adjustments” primarily relates to Board member retirements during 2013 and 2012.

	2013	2012
Beginning balance	$1,418,000	$1,242,000
New loans	6,309,000	324,000
Repayments	(252,000)	(110,000)
Adjustments	(591,000)	(38,000)

Ending balance	$6,884,000	$1,418,000

Related party deposits and repurchase agreements totaled $3.9 million and $3.3 million at year-end 2013 and 2012, respectively.

(Continued)

MERCANTILE BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2013

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

These instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized, if any, in the balance sheet. Our maximum exposure to loan loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual notional amount of those instruments. We use the same credit policies in making commitments and conditional obligations as we do for on-balance sheet instruments. Collateral, such as accounts receivable, securities, inventory, and property and equipment, is generally obtained based on management’s credit assessment of the borrower. If required, estimated loss exposure resulting from these instruments is expensed and recorded as a liability. There was no liability balance for these instruments as of December 31, 2013.

At year-end 2013 and 2012, the rates on existing off-balance sheet instruments were substantially equivalent to current market rates, considering the underlying credit standing of the counterparties.

Our maximum exposure to credit losses for loan commitments and standby letters of credit outstanding at year-end was as follows:

	2013	2012
Commercial unused lines of credit	$257,937,000	$222,237,000
Unused lines of credit secured by 1 – 4 family residential properties	23,429,000	24,250,000
Credit card unused lines of credit	9,013,000	8,512,000
Other consumer unused lines of credit	5,695,000	4,613,000
Commitments to make loans	58,799,000	64,565,000
Standby letters of credit	19,670,000	10,591,000

Total commitments	$374,543,000	$334,768,000

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

December 31, 2013

NOTE 11 – COMMITMENTS AND OFF-BALANCE-SHEET RISK (Continued)

Certain of our commercial loan customers have entered into interest rate swap agreements directly with our correspondent banks. To assist our commercial loan customers in these transactions, and to encourage our correspondent banks to enter into the interest rate swap transactions with minimal credit underwriting analyses on their part, we have entered into risk participation agreements with the correspondent banks whereby we agree to make payments to the correspondent banks owed by our commercial loan customers under the interest rate swap agreement in the event that our commercial loan customers do not make the payments. We are not a party to the interest rate swap agreements under these arrangements. As of December 31, 2013, the total notional amount of the underlying interest rate swap agreements was $17.9 million, with a net fair value from our commercial loan customers’ perspective of negative $2.3 million. These risk participation agreements are considered financial guarantees in accordance with applicable accounting guidance and are therefore recorded as liabilities at fair value, generally equal to the fees collected at the time of their execution. These liabilities are accreted into income during the terms of the interest rate swap agreements, generally ranging from an original term of four to fifteen years, and totaled $0.1 million at December 31, 2013 and December 31, 2012.

The following instruments are considered financial guarantees under current accounting guidance. These instruments are carried at fair value.

	2013		2012
	Contract	Carrying	Contract	Carrying
	Amount	Value	Amount	Value
Standby letters of credit	$19,670,000	$148,000	$10,591,000	$218,000

We were required to have $1.5 million and $1.2 million of cash on hand or on deposit with the Federal Reserve Bank of Chicago to meet regulatory reserve and clearing requirements at year-end 2013 and 2012, respectively.

NOTE 12 – BENEFIT PLANS

We have a 401(k) benefit plan that covers substantially all of our employees. The percent of our matching contributions to the 401(k) benefit plan is determined annually by the Board of Directors. Effective May 1, 2011 we reinstated our matching contribution to the 401(k) benefit plan at 2% after having suspended matching contributions effective April 1, 2009. We raised the matching contribution to 3% as of January 1, 2012, and then up to 4% as of October 1, 2012. Effective January 1, 2014, the matching contribution was increased to 4.25%. Matching contributions, if made, are immediately vested. Our 2013, 2012 and 2011 matching 401(k) contributions charged to expense were $0.5 million, $0.4 million and $0.2 million, respectively.

We have a deferred compensation plan in which all persons serving on the Board of Directors may defer all or portions of their annual retainer and meeting fees, with distributions to be paid upon termination of service as a director or specific dates selected by the director. We also have a non-qualified deferred compensation program in which selected officers may defer all or portions of salary and bonus payments. The deferred amounts are categorized as other liabilities in the Consolidated Balance Sheet, and are paid interest at a rate equal to the Wall Street Journal Prime Rate. Interest expense is insignificant for all periods presented.

(Continued)

MERCANTILE BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2013

NOTE 12 – BENEFIT PLANS (Continued)

The Mercantile Bank Corporation Employee Stock Purchase Plan of 2002 (“Stock Purchase Plan”) is a non-compensatory plan intended to encourage full- and part-time employees of Mercantile and its subsidiaries to promote our best interests and to align employees’ interests with the interests of our shareholders by permitting employees to purchase shares of our common stock through regular payroll deductions. Shares are purchased on the last business day of each calendar quarter at a price equal to the consolidated closing bid price of our common stock reported on The Nasdaq Stock Market. A total of 55,000 shares of common stock may be issued under the Stock Purchase Plan; however, the number of shares has been adjusted, and may continue to be adjusted in the future, to reflect stock dividends and other changes in our capitalization. The number of shares issued under the Stock Purchase Plan totaled 1,098 and 2,400 in 2013 and 2012, respectively. As of December 31, 2013, there were 3,942 shares available under the Stock Purchase Plan. As provided for in the merger agreement with Firstbank Corporation, the Stock Purchase Plan was suspended effective August 14, 2013, and is expected to be reinstated after the merger is consummated (see Note 23).

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

In February 2012, we entered into an interest rate swap agreement with a correspondent bank to hedge the floating rate on our trust preferred securities. Our $32.0 million of trust preferred securities have a rate equal to the 90-Day Libor Rate plus a fixed spread of 218 basis points, and are subject to repricing quarterly. The interest rate swap agreement provides for us to pay our correspondent bank a fixed rate, while our correspondent bank will pay us the 90-Day Libor Rate on a $32.0 million notional amount. The quarterly re-set dates for the floating rate on the interest rate swap agreement are the same as the re-set dates for the floating rate on the trust preferred securities. While the trade date of the interest rate swap agreement was in February 2012, the effective date was not until January 2013, with a maturity date in January 2018. The interest rate swap agreement qualifies for hedge accounting; therefore, fluctuations in the fair value of the interest rate swap agreement, net of tax effect, are recorded in other comprehensive income. As of December 31, 2013 and 2012, the fair value of the interest rate swap agreement was recorded as a liability in the amount of $0.3 million and $1.1 million, respectively.

In June 2011, we simultaneously purchased and sold an interest rate cap with a correspondent bank, a structure commonly referred to as a “cap corridor.” The cap corridor, which does not qualify for hedge accounting, consisted of us purchasing a $100 million interest rate cap with a strike rate in close proximity to the then-current 30-Day Libor rate and selling a $100 million interest rate cap with a strike rate that is 125 basis points higher than the purchased interest rate cap strike rate. On the settlement date, the present value of the purchased interest rate cap was recorded as an asset, while the present value of the sold interest rate cap was recorded as a liability. At each month end, the recorded balances of the purchased and sold interest rate caps are adjusted to reflect the current present values, with the offsetting entry being recorded to interest income on commercial loans. We recorded a nominal decrease during 2013 to interest income on commercial loans to reflect the net change in present values.

Payments made or received under the purchased and sold interest rate cap contracts, if any, are also recorded to interest income on commercial loans. No such payments were made or received during 2013. The cap corridor matured in June 2013.

(Continued)

MERCANTILE BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2013

NOTE 14 – FAIR VALUES OF FINANCIAL INSTRUMENTS

Carrying amount, estimated fair value and level within the fair value hierarchy of financial instruments were as follows at year-end (dollars in thousands):

	Level in	2013		2012
	Fair Value	Carrying	Fair	Carrying	Fair
	Hierarchy	Amount	Value	Amount	Value
Financial assets
Cash	Level 1	$1,464	$1,464	$1,576	$1,576
Cash equivalents	Level 2	145,501	145,501	134,427	134,427
Securities available for sale	(1)	131,178	131,178	138,314	138,314
Federal Home Loan Bank stock	(2)	11,961	11,961	11,961	11,961
Loans, net	Level 3	1,030,422	1,027,300	1,012,512	1,004,541
Bank owned life insurance	Level 2	51,377	51,377	50,048	50,048
Accrued interest receivable	Level 2	3,649	3,649	3,874	3,874
Financial liabilities
Deposits	Level 2	1,118,911	1,120,576	1,135,204	1,135,614
Securities sold under agreements to repurchase	Level 2	69,305	69,305	64,765	64,765
Federal Home Loan Bank advances	Level 2	45,000	45,139	35,000	35,000
Subordinated debentures	Level 2	32,990	32,974	32,990	32,943
Accrued interest payable	Level 2	2,041	2,041	2,314	2,314
Interest rate swap	(1)	264	264	1,113	1,113

(1)	See Note 15 for a description of the fair value hierarchy as well as a disclosure of levels for classes of financial assets and liabilities.
(2)	It is not practical to determine the fair value of FHLB stock due to transferability restrictions.

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

December 31, 2013

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

The following is a description of our valuation methodologies used to measure and disclose the fair values of our financial assets and liabilities on a recurring or nonrecurring basis:

Securities available for sale. Securities available for sale are recorded at fair value on a recurring basis. Fair value measurement is based on quoted prices, if available. If quoted prices are not available, fair values are measured using independent pricing models. Level 2 securities include U.S. Government agency debt obligations, mortgage-backed securities issued or guaranteed by U.S. Government agencies, municipal general obligation and revenue bonds, Michigan Strategic Fund bonds and mutual funds. We have no Level 1 or Level 3 securities available for sale.

(Continued)

MERCANTILE BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2013

NOTE 15 – FAIR VALUE MEASUREMENTS (Continued)

Mortgage loans held for sale. Mortgage loans held for sale are carried at the lower of aggregate cost or fair value and are measured on a nonrecurring basis. Fair value is based on independent quoted market prices, where applicable, or the prices for other mortgage whole loans with similar characteristics. As of December 31, 2013 and 2012, we determined that the fair value of our mortgage loans held for sale approximated the recorded cost of $1.1 million and $3.5 million, respectively.

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

Derivatives. The interest rate swap agreement is measured at fair value on a recurring basis. We measure fair value utilizing models that use primarily market observable inputs, such as forecasted yield curves, and accordingly, the interest rate swap agreement is classified as Level 2.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The balances of assets and liabilities measured at fair value on a recurring basis as of December 31, 2013 are as follows:

		Quoted
		Prices in
		Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Available for sale securities
U.S. Government agency debt obligations	$98,477,000	$0	$98,477,000	$0
Mortgage-backed securities	13,558,000	0	13,558,000	0
Municipal general obligation bonds	16,872,000	0	16,872,000	0
Municipal revenue bonds	916,000	0	916,000	0
Mutual funds	1,355,000	0	1,355,000	0
Derivatives
Interest rate swap agreement	(264,000)	0	(264,000)	0

Total	$130,914,000	$0	$130,914,000	$0

There were no transfers in or out of Level 1, Level 2 or Level 3 during 2013.

(Continued)

MERCANTILE BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2013

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

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

The balances of assets and liabilities measured at fair value on a nonrecurring basis as of December 31, 2013 are as follows:

		Quoted
		Prices in
		Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Impaired loans (1)	$23,405,000	$0	$0	$23,405,000
Foreclosed assets (1)	2,851,000	0	0	2,851,000

Total	$26,256,000	$0	$0	$26,256,000

(Continued)

MERCANTILE BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2013

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

NOTE 16 – EARNINGS PER SHARE

The factors used in the earnings per share computation follow:

	2013	2012	2011
Basic
Net income attributable to common shares	$17,033,000	$11,505,000	$36,142,000

Weighted average common shares outstanding	8,710,677	8,625,198	8,602,845

Basic earnings per common share	$1.96	$1.33	$4.20

Diluted
Net income attributable to common shares	$17,033,000	$11,505,000	$36,142,000

Weighted average common shares outstanding for basic earnings per common share	8,710,677	8,625,198	8,602,845
Add: Dilutive effects of share-based awards	14,031	224,429	275,335

Average shares and dilutive potential common shares	8,724,708	8,849,627	8,878,180

Diluted earnings per common share	$1.95	$1.30	$4.07

(Continued)

MERCANTILE BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2013

NOTE 16 – EARNINGS PER SHARE (Continued)

Stock options for approximately 55,000, 132,000 and 167, 000 shares of common stock were antidilutive and were not included in determining dilutive earnings per share in 2013, 2012, and 2011, respectively.

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

The prompt corrective action regulations provide five classifications, including well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized, although these terms are not used to represent overall financial condition. If an institution is not well capitalized, regulatory approval is required to accept brokered deposits. Subject to limited exceptions, no institution may make a capital distribution if, after making the distribution, it would be undercapitalized. If an institution is undercapitalized, it is subject to close monitoring by its principal federal regulator, its asset growth and expansion are restricted, and plans for capital restoration are required. In addition, further specific types of restrictions may be imposed on the institution at the discretion of the federal regulator. At year-end 2013 and 2012, our Bank was in the well capitalized category under the regulatory framework for prompt corrective action. There are no conditions or events since December 31, 2013 that we believe have changed our Bank’s categorization.

(Continued)

MERCANTILE BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2013

NOTE 18 – REGULATORY MATTERS (Continued)

Our actual capital levels (dollars in thousands) and minimum required levels were:

					Minimum Required
					to be Well
			Minimum Required		Capitalized Under
			for Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Regulations
	Amount	Ratio	Amount	Ratio	Amount		Ratio
2013
Total capital (to risk weighted assets)
Consolidated	$193,925	15.9%	$97,498	8.0%	$	NA	NA
Bank	190,493	15.7	97,329	8.0		121,662	10.0%
Tier 1 capital (to risk weighted assets)
Consolidated	178,598	14.7	48,749	4.0		NA	NA
Bank	175,192	14.4	48,665	4.0		72,997	6.0
Tier 1 capital (to average assets)
Consolidated	178,598	12.5	57,006	4.0		NA	NA
Bank	175,192	12.3	56,860	4.0		71,075	5.0
2012
Total capital (to risk weighted assets)
Consolidated	$173,323	14.6%	$94,738	8.0%	$	NA	NA
Bank	173,828	14.7	94,629	8.0		118,286	10.0%
Tier 1 capital (to risk weighted assets)
Consolidated	158,349	13.4	47,369	4.0		NA	NA
Bank	158,871	13.4	47,315	4.0		70,972	6.0
Tier 1 capital (to average assets)
Consolidated	158,349	11.3	55,995	4.0		NA	NA
Bank	158,871	11.4	55,937	4.0		69,922	5.0

Federal and state banking laws and regulations place certain restrictions on the amount of dividends our Bank can transfer to Mercantile and on the capital levels that must be maintained. At year-end 2013, under the most restrictive of these regulations, our Bank could distribute approximately $31.4 million to Mercantile as dividends without prior regulatory approval.

(Continued)

MERCANTILE BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2013

NOTE 18 – REGULATORY MATTERS (Continued)

Our and our bank’s ability to pay cash and stock dividends is subject to limitations under various laws and regulations and to prudent and sound banking practices. On October 11, 2012, our Board of Directors declared a cash dividend on our common stock in the amount of $0.09 per share, that was paid on December 10, 2012 to shareholders of record as of November 9, 2012. This represented our first common stock cash dividend since the first quarter of 2010, as in April 2010 we had suspended payments of cash dividends on our common stock. On January 10, 2013, our Board of Directors declared a cash dividend on our common stock in the amount of $0.10 per share that was paid on March 8, 2013 to shareholders of record as of February 8, 2013. On April 11, 2013, our Board of Directors declared a cash dividend on our common stock in the amount of $0.11 per share that was paid on June 10, 2013 to shareholders of record as of May 10, 2013. On July 11, 2013, our Board of Directors declared a cash dividend on our common stock in the amount of $0.12 per share that was paid on September 10, 2013 to shareholders of record as of August 9, 2013. On October 10, 2013, our Board of Directors declared a cash dividend on our common stock in the amount of $0.12 per share that was paid on December 10, 2013 to shareholders of record as of November 8, 2013. On January 16, 2014, our Board of Directors declared a cash dividend on our common stock in the amount of $0.12 per share that will be paid on March 10, 2014 to shareholders of record as of February 10, 2014.

Our consolidated capital levels as of December 31, 2013 and 2012 include $32.0 million of trust preferred securities issued by the trust in September 2004 and December 2004 subject to certain limitations. Under applicable Federal Reserve guidelines, the trust preferred securities constitute a restricted core capital element. The guidelines provide that the aggregate amount of restricted core elements that may be included in Tier 1 capital must not exceed 25% of the sum of all core capital elements, including restricted core capital elements, net of goodwill less any associated deferred tax liability. Our ability to include the trust preferred securities in Tier 1 capital in accordance with the guidelines is not affected by the provision of the Dodd-Frank Act generally restricting such treatment, because (i) the trust preferred securities were issued before May 19, 2010, and (ii) our total consolidated assets as of December 31, 2009 were less than $15.0 billion. At December 31, 2013 and 2012, all $32.0 million of the trust preferred securities were included as Tier 1 capital of Mercantile.

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

(Continued)

MERCANTILE BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2013

NOTE 19 – U.S. TREASURY CAPITAL PURCHASE PROGRAM PARTICIPATION (Continued)

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

The aggregate fair value for both the preferred stock and the common stock warrant was determined to be $16.4 million, with 94.6% of this aggregate attributable to the preferred stock and 5.4% attributable to the common stock warrant. Therefore, the $21.0 million issuance was allocated with $19.9 million being assigned to the preferred stock and $1.1 million being assigned to the common stock warrant.

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

(Continued)

MERCANTILE BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2013

NOTE 20 – ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

At December 31, 2013, accumulated other comprehensive loss, net of tax effects (as applicable), consists of a net unrealized loss on available for sale securities of $5.4 million and the fair value of the interest rate swap of negative $0.2 million. At December 31, 2012, accumulated other comprehensive income, net of tax effects (as applicable), consists of a net unrealized gain on available for sale securities of $2.4 million and the fair value of the interest rate swap of negative $0.7 million. At December 31, 2011, accumulated other comprehensive income, net of tax effects (as applicable), consists of a net unrealized gain on available for sale securities of $3.3 million.

NOTE 21 – QUARTERLY FINANCIAL DATA (UNAUDITED)

			Net Income Attributable to
	Interest	Net Interest	Common	Earnings per Share
	Income	Income	Shares	Basic	Diluted
2013
First quarter	$14,209,000	$11,454,000	$4,400,000	$0.51	$0.50
Second quarter	13,992,000	11,312,000	4,016,000	0.46	0.46
Third quarter	14,667,000	11,994,000	3,453,000	0.40	0.40
Fourth quarter	15,373,000	12,695,000	5,163,000	0.59	0.59
2012
First quarter	$15,553,000	$11,869,000	$2,552,000	$0.30	$0.28
Second quarter	14,930,000	11,511,000	3,288,000	0.38	0.36
Third quarter	14,768,000	11,584,000	2,616,000	0.30	0.30
Fourth quarter	14,666,000	11,737,000	3,049,000	0.35	0.35

NOTE 22 – MERCANTILE BANK CORPORATION (PARENT COMPANY ONLY) CONDENSED FINANCIAL STATEMENTS

Following are condensed parent company only financial statements:

CONDENSED BALANCE SHEETS

	2013	2012
ASSETS
Cash and cash equivalents	$2,506,000	$473,000
Investment in bank subsidiary	179,706,000	173,019,000
Other assets	4,740,000	7,433,000

Total assets	$186,952,000	$180,925,000

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities	$637,000	$1,345,000
Subordinated debentures	32,990,000	32,990,000
Shareholders’ equity	153,325,000	146,590,000

Total liabilities and shareholders’ equity	$186,952,000	$180,925,000

(Continued)

MERCANTILE BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2013

NOTE 22 – MERCANTILE BANK CORPORATION (PARENT COMPANY ONLY) CONDENSED FINANCIAL STATEMENTS (Continued)

CONDENSED STATEMENTS OF INCOME

	2013	2012	2011
Income
Interest and dividends from subsidiaries	$5,516,000	$32,532,000	$4,974,000

Total income	5,516,000	32,532,000	4,974,000
Expenses
Interest expense	1,213,000	884,000	847,000
Other operating expenses	2,773,000	1,048,000	1,059,000

Total expenses	3,986,000	1,932,000	1,906,000

Income before income tax expense (benefit) and equity in undistributed net income (loss) of subsidiary	1,530,000	30,600,000	3,068,000
Federal income tax benefit	(1,042,000)	(665,000)	(2,272,000)
Equity in undistributed net income (loss) of subsidiary	14,461,000	(18,730,000)	32,145,000

Net income	17,033,000	12,535,000	37,485,000
Preferred stock dividends and accretion	0	1,030,000	1,343,000

Net income attributable to common shares	$17,033,000	$11,505,000	$36,142,000

(Continued)

MERCANTILE BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2013

NOTE 22 – MERCANTILE BANK CORPORATION (PARENT COMPANY ONLY) CONDENSED FINANCIAL STATEMENTS (Continued)

CONDENSED STATEMENTS OF CASH FLOWS

	2013	2012	2011
Cash flows from operating activities
Net income	$17,033,000	$12,535,000	$37,485,000
Adjustments to reconcile net income to netcash from (for) operating activities:
Equity in undistributed (income) loss of subsidiary	(14,461,000)	18,730,000	(32,145,000)
Stock-based compensation expense	473,000	54,000	61,000
Change in other assets	3,244,000	(3,006,000)	(3,619,000)
Change in other liabilities	(708,000)	1,073,000	(956,000)

Net cash from operating activities	5,581,000	29,386,000	826,000
Cash flows from investing activities
Net capital investment into subsidiaries	0	0	0

Net cash for investing activities	0	0	0
Cash flows from financing activities
Repurchase of preferred stock	0	(21,000,000)	0
Repurchase of common stock warrant	0	(7,465,000)	0
Stock option exercises, net of cashless exercises	289,000	227,000	55,000
Employee stock purchase plan	19,000	39,000	42,000
Dividend reinvestment plan	33,000	14,000	6,000
Cash dividends on preferred stock	0	(496,000)	(1,620,000)
Cash dividends on common stock	(3,889,000)	(774,000)	0

Net cash for financing activities	(3,548,000)	(29,455,000)	(1,517,000)

Net change in cash and cash equivalents	2,033,000	(69,000)	(691,000)
Cash and cash equivalents at beginning of period	473,000	542,000	1,233,000

Cash and cash equivalents at end of period	$2,506,000	$473,000	$542,000

NOTE 23 – BUSINESS COMBINATION

On August 14, 2013, Mercantile Bank Corporation (“Mercantile”) and Firstbank Corporation (“Firstbank”) entered into an Agreement and Plan of Merger (the “merger agreement”). Under the terms of the merger agreement, Firstbank will be merged with and into Mercantile, with Mercantile as the surviving corporation. Both Mercantile and Firstbank shareholders approved the merger effective December 12, 2013. Approval of the Board of Governors of the Federal Reserve System is required to complete the merger. Approval has not yet been obtained. Mercantile and Firstbank have each agreed to take actions in order to obtain regulatory clearance required to consummate the merger.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 28, 2014.

MERCANTILE BANK CORPORATION

/s/ Michael H. Price
Michael H. Price
Chairman of the Board, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 28, 2014.

/s/ Kirk J. Agerson Kirk J. Agerson, Director	/s/ Susan K. Jones Susan K. Jones, Director

/s/ David M. Cassard David M. Cassard, Director	/s/ Robert B. Kaminski, Jr. Robert B. Kaminski, Jr., Director, Executive Vice President, Chief Operating Officer and Secretary

/s/ Edward J. Clark Edward J. Clark, Director	/s/ Calvin D. Murdock Calvin D. Murdock, Director

/s/ John F. Donnelly John F. Donnelly, Director	/s/ Michael H. Price Michael H. Price, Chairman of the Board President and Chief Executive Officer (principal executive officer)

/s/ Michael D. Faas Michael D. Faas, Director	/s/ Timothy O. Schad Timothy O. Schad, Director

/s/ Doyle A. Hayes Doyle A. Hayes, Director	/s/ Charles E. Christmas Charles E. Christmas, Senior Vice President Chief Financial Officer and Treasurer (principal financial and accounting officer)

EXHIBIT INDEX

EXHIBIT NO.	EXHIBIT DESCRIPTION

2.1	Agreement and Plan of Merger dated August 14, 2013, incorporated by reference to exhibit 2.1 to our Current Report on Form 8-K filed August 15, 2013

2.2	First Amendment to Merger Agreement dated February 20, 2014, incorporated by reference to exhibit 10.1 to our Current Report on Form 8-K filed February 21, 2014

3.1	Our Articles of Incorporation are incorporated by reference to exhibit 3.1 of our Form 10-Q for the quarter ended June 30, 2009

3.2	Our Amended and Restated By-laws dated as of January 16, 2003 are incorporated by reference to exhibit 3.2 of our Registration Statement on Form S-3 (Commission File No. 333-103376) that became effective on February 21, 2003

10.1	Our 2000 Employee Stock Option Plan is incorporated by reference to exhibit 10.14 of our Form 10-K for the year ended December 31, 2000 *

10.2	Our 2004 Employee Stock Option Plan is incorporated by reference to exhibit 10.1 of our Form 10-Q for the quarter ended September 30, 2004 *

10.3	Our Independent Director Stock Option Plan is incorporated by reference to exhibit 10.26 of our Form 10-K for the year ended December 31, 2002 *

10.4	Form of Stock Option Agreement for options under the Independent Director Stock Option Plan is incorporated by reference to exhibit 10.1 of our Form 8-K filed October 22, 2004 *

10.5	Mercantile Bank of Michigan Amended and Restated Deferred Compensation Plan for Members of the Board of Directors dated June 29, 2006 is incorporated by reference to exhibit 10.9 of our Form 10-K for the year ended December 31, 2007 *

10.6	First Amendment dated October 25, 2007 to the Mercantile Bank of Michigan Amended and Restated Deferred Compensation Plan for Members of the Board of Directors dated June 29, 2006 is incorporated by reference to exhibit 10.10 of our Form 10-K for the year ended December 31, 2007 *

10.7	Second Amendment dated October 23, 2008 to the Mercantile Bank of Michigan Amended and Restated Deferred Compensation Plan for Members of the Board of Directors dated June 29, 2006 is incorporated by reference to exhibit 10.9 of our Form 10-K for the year ended December 31, 2008 *

10.8	Amended and Restated Employment Agreement dated as of October 18, 2001, among the company, our bank and Michael H. Price, is incorporated by reference to exhibit 10.22 of our Form 10-K for the year ended December 31, 2001 *

10.9	Employment Agreement dated as of October 18, 2001, among the company, our bank and Robert B. Kaminski, Jr., is incorporated by reference to exhibit 10.23 of our Form 10-K for the year ended December 31, 2001 *

10.10	Employment Agreement dated as of October 18, 2001, among the company, our bank and Charles E. Christmas, is incorporated by reference to exhibit 10.23 of our Form 10-K for the year ended December 31, 2001 *

10.11	Amendment to Employment Agreement dated as of October 17, 2002, among the company, our bank and Michael H. Price, is incorporated by reference to exhibit 10.22 of our Form 10-K for the year ended December 31, 2002 *

EXHIBIT NO.	EXHIBIT DESCRIPTION

10.12	Amendment to Employment Agreement dated as of October 17, 2002, among the company, our bank and Robert B. Kaminski, Jr., is incorporated by reference to exhibit 10.23 of our Form 10-K for the year ended December 31, 2002 *

10.13	Amendment to Employment Agreement dated as of October 17, 2002, among the company, our bank and Charles E. Christmas, is incorporated by reference to exhibit 10.24 of our Form 10-K for the year ended December 31, 2002 *

10.14	Amendment to Employment Agreement dated as of October 28, 2004, among the company, our bank and Robert B. Kaminski, Jr., is incorporated by reference to exhibit 10.21 of our Form 10-K for the year ended December 31, 2004 *

10.15	Junior Subordinated Indenture between us and Wilmington Trust Company dated September 16, 2004 providing for the issuance of the Series A and Series B Floating Rate Junior Subordinated Notes due 2034 is incorporated by reference to exhibit 10.1 of our Form 8-K filed December 15, 2004

10.16	Amended and Restated Trust Agreement dated September 16, 2004 for Mercantile Bank Capital Trust I is incorporated by reference to exhibit 10.2 of our Form 8-K filed December 15, 2004

10.17	Placement Agreement between us, Mercantile Bank Capital Trust I, and SunTrust Capital Markets, Inc. dated September 16, 2004 is incorporated by reference to exhibit 10.3 of our Form 8-K filed December 15, 2004

10.18	Guarantee Agreement dated September 16, 2004 between Mercantile as Guarantor and Wilmington Trust Company as Guarantee Trustee is incorporated by reference to exhibit 10.4 of our Form 8-K filed December 15, 2004

10.19	Form of Agreement Amending Stock Option Agreement, dated November 17, 2005 issued under our 2004 Employee Stock Option Plan, is incorporated by reference to exhibit 10.1 of our Form 8-K filed December 14, 2005 *

10.20	Second Amendment to Employment Agreement dated as of November 17, 2005, among the company, our bank and Michael H. Price is incorporated by reference to exhibit 10.29 of our Form 10-K for the year ended December 31, 2005 *

10.21	Third Amendment to Employment Agreement dated as of November 17, 2005, among the company, our bank and Robert B. Kaminski, Jr. is incorporated by reference to exhibit 10.30 of our Form 10-K for the year ended December 31, 2005 *

10.22	Second Amendment to Employment Agreement dated as of November 17, 2005, among the company, our bank and Charles E. Christmas is incorporated by reference to exhibit 10.31 of our Form 10-K for the year ended December 31, 2005 *

10.23	Form of Mercantile Bank of Michigan Amended and Restated Executive Deferred Compensation Agreement dated November 18, 2006, that has been entered into between our bank and each of Michael H. Price, Robert B. Kaminski, Jr., Charles E. Christmas, and certain other officers of our bank is incorporated by reference to exhibit 10.34 of our Form 10-K for the year ended December 31, 2007 *

10.24	Form of First Amendment to the Mercantile Bank of Michigan Executive Deferred Compensation Agreement dated November 18, 2006, that has been entered into between our bank and each of Michael H. Price, Robert B. Kaminski, Jr., Charles E. Christmas, and certain other officers of our bank, dated October 25, 2007 is incorporated by reference to exhibit 10.35 of our Form 10-K for the year ended December 31, 2007 *

EXHIBIT NO.	EXHIBIT DESCRIPTION

10.25	Form of Second Amendment to the Mercantile Bank of Michigan Executive Deferred Compensation Agreement dated November 18, 2006, that has been entered into between our bank and each of Michael H. Price, Robert B. Kaminski, Charles E. Christmas, and certain other officers of our bank, dated October 23, 2008 is incorporated by reference to exhibit 10.34 of our Form 10-K for the year ended December 31, 2008 *

10.26	Form of Mercantile Bank of Michigan Split Dollar Agreement that has been entered into between our bank and each of Michael H. Price, Robert B. Kaminski, Jr., Charles E. Christmas, and certain other officers of our bank is incorporated by reference to exhibit 10.33 of our Form 10-K for the year ended December 31, 2005 *

10.27	Director Fee Summary *

10.28	Stock Incentive Plan of 2006 is incorporated by reference to Appendix A of our proxy statement for our April 27, 2006 annual meeting of shareholders that was filed with the Securities and Exchange Commission *

10.29	Amendment and Restatement of Stock Incentive Plan of 2006 dated November 18, 2008 is incorporated by reference to exhibit 10.39 of our Form 10-K for the year ended December 31, 2008 *

10.30	Form of Notice of Grant of Incentive Stock Option and Stock Option Agreement for incentive stock options granted in 2006 under our Stock Incentive Plan of 2006 is incorporated by reference to exhibit 10.1 of our Form 8-K filed November 22, 2006 *

10.31	Form of Notice of Grant of Incentive Stock Option and Stock Option Agreement for incentive stock options granted after 2006 under our Stock Incentive Plan of 2006 is incorporated by reference to exhibit 10.41 of our Form 10-K for the year ended December 31, 2007 *

10.32	Form of Restricted Stock Award Agreement Notification of Award and Terms and Conditions of Award for restricted stock granted in 2006 under our Stock Incentive Plan of 2006 is incorporated by reference to exhibit 10.2 of our Form 8-K filed November 22, 2006 *

10.33	Form of Restricted Stock Award Agreement Notification of Award and Terms and Conditions of Award for restricted stock granted after 2006 under our Stock Incentive Plan of 2006 is incorporated by reference to exhibit 10.43 of our Form 10-K for the year ended December 31, 2007 *

10.34	Mercantile Bank Corporation Employee Stock Purchase Plan of 2002 is incorporated by reference to exhibit 10.47 of our Form 10-K for the year ended December 31, 2008

10.35	First Amendment to Mercantile Bank Corporation Employee Stock Purchase Plan of 2002 is incorporated by reference to exhibit 4(c) of our Registration Statement on Form S-8 (Commission File No. 333-158280) that became effective on March 30, 2009

10.36	Second Amendment to Mercantile Bank Corporation Employee Stock Purchase Plan of 2002 is incorporated by reference to exhibit 4(d) of our Registration Statement on Form S-8 (Commission File No. 333-158280) that became effective on March 30, 2009

10.37	Amendment to Employment Agreements, dated May 15, 2009, by and among Mercantile Bank Corporation, Mercantile Bank of Michigan, Michael H. Price, Robert B. Kaminski, Jr. and Charles E. Christmas is incorporated by reference to exhibit 10.3 of our Form 8-K filed May 15, 2009 *

EXHIBIT NO.	EXHIBIT DESCRIPTION

10.38	Letter Agreement dated April 4, 2012 between the United States Department of the Treasury and Mercantile Bank Corporation relating to Mercantile’s repurchase of 10,500 shares of its Preferred Stock is incorporated by reference to exhibit 10.1 of our Form 10-Q filed August 8, 2012

10.39	Letter Agreement dated June 6, 2012 between the United States Department of the Treasury and Mercantile Bank Corporation relating to Mercantile’s repurchase of 10,500 shares of its Preferred Stock is incorporated by reference to exhibit 10.2 of our Form 10-Q filed August 8, 2012

10.40	Letter dated June 27, 2012 from the United States Department of the Treasury to Mercantile Bank Corporation relating to Mercantile’s repurchase of its Warrant for 616,438 shares of common stock is incorporated by reference to exhibit 10.3 of our Form 10-Q filed August 8, 2012

10.41	Letter Agreement dated July 3, 2012 between the United States Department of the Treasury and Mercantile Bank Corporation relating to Mercantile’s repurchase of its Warrant for 616,438 shares of common stock is incorporated by reference to exhibit 10.4 of our Form 10-Q filed August 8, 2012

10.42	2012 Mercantile Senior Executive Officer Bonus Plan for Michael H. Price is incorporated by reference to exhibit 10.1 of our Form 8-K filed July 5, 2012 *

10.43	2012 Mercantile Senior Executive Officer Bonus Plan for Robert B. Kaminski, Jr. and Charles E. Christmas is incorporated by reference to exhibit 10.2 of our Form 8-K filed July 5, 2012 *

10.44	2013 Mercantile Executive Officer Bonus Plan, incorporated by reference to exhibit 10.1 of our Form 8-K filed May 5, 2013 *

10.45	Form of Voting Agreement dated August 14, 2013, incorporated by reference to exhibit 10.1 of our Form 8-K filed August 15, 2013

10.46	Employment Agreement with Thomas Sullivan dated August 14, 2013, incorporated by reference to exhibit 10.2 of our Form 8-K filed August 15, 2013

10.47	Employment Agreement with Samuel Stone dated August 14, 2013, incorporated by reference to exhibit 10.3 of our Form 8-K filed August 15, 2013

10.48	Master Agreement between Fiserv Solutions, Inc. and our bank dated November 18, 2013

21	Subsidiaries of the company

23	Consent of BDO USA, LLP

31	Rule 13a-14(a) Certifications

32.1	Section 1350 Chief Executive Officer Certification

32.2	Section 1350 Chief Financial Officer Certification

99.1	Certification of our principal executive officer and principal financial officer relating to our participation in the Capital Purchase Program of the Troubled Asset Relief Program, covering January 1, 2012 to June 6, 2012, and incorporated by reference to exhibit 99.1 of our Form 10-K filed March 14, 2013

EXHIBIT NO.	EXHIBIT DESCRIPTION

101	The following information from Mercantile’s Annual Report on Form 10-K for the year ended December 31, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Shareholders’ Equity, (v) the Consolidated Statements of Cash Flows, and (vi) the Notes to Consolidated Financial Statements

*	Management contract or compensatory plan.