Form 10-Q
period 2014-03-31
MERCANTILE BANK CORP
filed 2014-04-30
CIK 1042729

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

Yes	X	No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ___	Accelerated filer X
Non-accelerated filer ___	Smaller reporting company ___

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes	No	X

At April 30, 2014, there were 8,738,608 shares of common stock outstanding.

MERCANTILE BANK CORPORATION

MERCANTILE BANK CORPORATION

 PART I --- FINANCIAL INFORMATION

Item 1. Financial Statements

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2014	December 31, 2013
	(Unaudited)	(Audited)
ASSETS
Cash and due from banks	$25,823,000	$17,149,000
Interest-bearing deposits	6,295,000	6,389,000
Federal funds sold	77,829,000	123,427,000
Total cash and cash equivalents	109,947,000	146,965,000

Securities available for sale	141,097,000	131,178,000
Federal Home Loan Bank stock	11,961,000	11,961,000

Loans	1,066,796,000	1,053,243,000
Allowance for loan losses	(20,954,000)	(22,821,000)
Loans, net	1,045,842,000	1,030,422,000

Premises and equipment, net	24,867,000	24,898,000
Bank owned life insurance	51,667,000	51,377,000
Accrued interest receivable	3,861,000	3,649,000
Other real estate owned and repossessed assets	2,350,000	2,851,000
Net deferred tax asset	15,768,000	17,754,000
Other assets	6,155,000	5,911,000

Total assets	$1,413,515,000	$1,426,966,000

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits
Noninterest-bearing	$230,709,000	$224,580,000
Interest-bearing	877,542,000	894,331,000
Total deposits	1,108,251,000	1,118,911,000

Securities sold under agreements to repurchase	63,165,000	69,305,000
Federal Home Loan Bank advances	45,000,000	45,000,000
Subordinated debentures	32,990,000	32,990,000
Accrued interest and other liabilities	6,420,000	7,435,000
Total liabilities	1,255,826,000	1,273,641,000

Shareholders' equity
Preferred stock, no par value; 1,000,000 shares authorized; none issued	0	0
Common stock, no par value; 20,000,000 shares authorized; 8,738,608 shares outstanding at March 31, 2014 and 8,739,108 shares outstanding at December 31, 2013	162,076,000	162,999,000
Retained earnings (deficit)	(521,000)	(4,101,000)
Accumulated other comprehensive income (loss)	(3,866,000)	(5,573,000)
Total shareholders’ equity	157,689,000	153,325,000

Total liabilities and shareholders’ equity	$1,413,515,000	$1,426,966,000

See accompanying notes to condensed consolidated financial statements.

1.

MERCANTILE BANK CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended March 31, 2014	Three Months Ended March 31, 2013
Interest income
Loans, including fees	$12,099,000	$12,846,000
Securities, taxable	1,234,000	1,007,000
Securities, tax-exempt	183,000	295,000
Federal funds sold	68,000	54,000
Interest-bearing balances	4,000	7,000
Total interest income	13,588,000	14,209,000

Interest expense
Deposits	2,035,000	2,320,000
Short-term borrowings	22,000	20,000
Federal Home Loan Bank advances	150,000	118,000
Subordinated debentures and other borrowings	317,000	297,000
Total interest expense	2,524,000	2,755,000

Net interest income	11,064,000	11,454,000

Provision for loan losses	(1,900,000)	(1,500,000)

Net interest income after provision for loan losses	12,964,000	12,954,000

Noninterest income
Service charges on deposit and sweep accounts	365,000	374,000
Earnings on bank owned life insurance	290,000	338,000
Mortgage banking activities	63,000	252,000
Rental income from other real estate owned	56,000	199,000
Other income	732,000	664,000
Total noninterest income	1,506,000	1,827,000

Noninterest expense
Salaries and benefits	5,230,000	4,857,000
Occupancy	712,000	658,000
Furniture and equipment depreciation, rent and maintenance	247,000	256,000
FDIC insurance costs	177,000	245,000
Problem asset costs	(20,000)	131,000
Merger-related costs	377,000	14,000
Other expense	2,484,000	2,423,000
Total noninterest expenses	9,207,000	8,584,000

Income before federal income tax expense	5,263,000	6,197,000

Federal income tax expense	1,683,000	1,797,000

Net income	$3,580,000	$4,400,000

Basic earnings per share	$0.41	$0.51
Diluted earnings per share	$0.41	$0.50
Cash dividends per share	$0.12	$0.10
Average basic shares outstanding	8,738,836	8,705,677
Average diluted shares outstanding	8,741,121	8,718,601

See accompanying notes to condensed consolidated financial statements.

2.

MERCANTILE BANK CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended March 31, 2014	Three Months Ended March 31, 2013

Net income	$3,580,000	$4,400,000

Other comprehensive income (loss):
Unrealized holding gains (losses) on securities available for sale	2,604,000	(1,002,000)
Fair value of interest rate swap	14,000	114,000
	2,618,000	(888,000)

Tax effect of unrealized holding gains (losses) on securities available for sale	(906,000)	351,000
Tax effect of fair value of interest rate swap	(5,000)	(40,000)
	(911,000)	311,000

Other comprehensive income (loss), net of tax effect	1,707,000	(577,000)

Comprehensive income	$5,287,000	$3,823,000

See accompanying notes to condensed consolidated financial statements.

3.

MERCANTILE BANK CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF

CHANGES IN SHAREHOLDERS’ EQUITY

(Unaudited)

($ in thousands)	Preferred Stock	Common Stock	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity

Balances, January 1, 2014	$0	$162,999	$(4,101)	$(5,573)	$153,325

Stock-based compensation expense		118			118

Cash dividends ($0.12 per common share)		(1,041)			(1,041)

Net income for the three months ended March 31, 2014			3,580		3,580

Change in net unrealized holding gain on securities available for sale, net of tax effect				1,698	1,698

Change in fair value of interest rate swap, net of tax effect				9	9

Balances, March 31, 2014	$0	$162,076	$(521)	$(3,866)	$157,689

See accompanying notes to condensed consolidated financial statements.

4.

MERCANTILE BANK CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF

CHANGES IN SHAREHOLDERS’ EQUITY (Continued)

(Unaudited)

($ in thousands)	Preferred Stock	Common Stock	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity

Balances, January 1, 2013	$0	$166,074	$(21,134)	$1,650	$146,590

Employee stock purchase plan (532 shares)		9			9

Dividend reinvestment plan (929 shares)		16			16

Stock-based compensation expense		118			118

Cash dividends ($0.10 per common share)		(864)			(864)

Net income for the three months ended March 31, 2013			4,400		4,400

Change in net unrealized holding gain on securities available for sale, net of tax effect				(651)	(651)

Change in fair value of interest rate swap, net of tax effect				74	74

Balances, March 31, 2013	$0	$165,353	$(16,734)	$1,073	$149,692

See accompanying notes to condensed consolidated financial statements.

5.

MERCANTILE BANK CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31, 2014	Three Months Ended March 31, 2013
Cash flows from operating activities
Net income	$3,580,000	$4,400,000
Adjustments to reconcile net income to net cash from operating activities
Depreciation and amortization	512,000	553,000
Provision for loan losses	(1,900,000)	(1,500,000)
Stock-based compensation expense	118,000	118,000
Proceeds from sales of mortgage loans held for sale	4,450,000	16,260,000
Origination of mortgage loans held for sale	(4,979,000)	(15,393,000)
Net gain from sales of mortgage loans held for sale	(52,000)	(202,000)
Net gain from sale and valuation write-down of foreclosed assets	(276,000)	(528,000)
Earnings on bank owned life insurance	(290,000)	(338,000)
Net change in:
Accrued interest receivable	(212,000)	(25,000)
Other assets	611,000	2,159,000
Accrued expenses and other liabilities	(1,060,000)	(2,205,000)
Net cash from operating activities	502,000	3,299,000

Cash flows from investing activities
Loan originations and payments, net	(12,939,000)	14,779,000
Purchases of securities available for sale	(11,672,000)	(14,984,000)
Proceeds from maturities, calls and repayments of securities available for sale	4,407,000	12,314,000
Proceeds from sales of foreclosed assets	777,000	2,639,000
Purchases of premises and equipment	(311,000)	(80,000)
Net cash from (for) investing activities	(19,738,000)	14,668,000

Cash flows from financing activities
Net decrease in time deposits	(14,142,000)	(43,116,000)
Net increase in all other deposits	3,482,000	702,000
Net increase (decrease) in securities sold under agreements to repurchase	(6,140,000)	3,979,000
Net increase in other borrowed money	59,000	81,000
Employee stock purchase plan	0	9,000
Dividend reinvestment plan	0	16,000
Payment of cash dividends to common shareholders	(1,041,000)	(864,000)
Net cash for financing activities	(17,782,000)	(39,193,000)

Net change in cash and cash equivalents	(37,018,000)	(21,226,000)
Cash and cash equivalents at beginning of period	146,965,000	136,003,000
Cash and cash equivalents at end of period	$109,947,000	$114,777,000

Supplemental disclosures of cash flows information
Cash paid during the period for:
Interest	$3,134,000	$3,339,000
Federal income tax	0	0
Noncash financing and investing activities:
Transfers from loans to foreclosed assets	0	1,647,000

See accompanying notes to condensed consolidated financial statements.

6.

MERCANTILE BANK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation: The unaudited financial statements for the three months ended March 31, 2014 include the consolidated results of operations of Mercantile Bank Corporation and its consolidated subsidiaries. These subsidiaries include Mercantile Bank of Michigan (“our bank”) and our bank’s two subsidiaries, Mercantile Bank Real Estate Co., LLC (“our real estate company”) and Mercantile Insurance Center, Inc. (“our insurance center”). These consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and Item 303(b) of Regulation S-K and do not include all disclosures required by accounting principles generally accepted in the United States of America for a complete presentation of our financial condition and results of operations. In the opinion of management, the information reflects all adjustments (consisting only of normal recurring adjustments) which are necessary in order to make the financial statements not misleading and for a fair presentation of the results of operations for such periods. The results for the period ended March 31, 2014 should not be considered as indicative of results for a full year. For further information, refer to the consolidated financial statements and footnotes included in our annual report on Form 10-K for the year ended December 31, 2013.

We formed a business trust, Mercantile Bank Capital Trust I (“the trust”), in 2004 to issue trust preferred securities. We issued subordinated debentures to the trust in return for the proceeds raised from the issuance of the trust preferred securities. The trust is not consolidated, but instead we report the subordinated debentures issued to the trust as a liability.

Earnings Per Share: Basic earnings per share is based on the weighted average number of common shares and participating securities outstanding during the period. Diluted earnings per share include the dilutive effect of additional potential common shares issuable under our stock-based compensation plans and are determined using the treasury stock method. Our unvested restricted shares, which contain non-forfeitable rights to dividends whether paid or accrued (i.e., participating securities), are included in the number of shares outstanding for both basic and diluted earnings per share calculations. In the event of a net loss, our unvested restricted shares are excluded from the calculation of both basic and diluted earnings per share.

Approximately 63,000 unvested restricted shares were included in determining both basic and diluted earnings per share for the three months ended March 31, 2014. In addition, stock options for approximately 6,000 shares of common stock were included in determining diluted earnings per share for the three months ended March 31, 2014. Stock options for approximately 55,000 shares of common stock were antidilutive and not included in determining diluted earnings per share for the three months ended March 31, 2014.

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

 (Continued)

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

Interest income on commercial loans and mortgage loans is discontinued at the time the loan is 90 days delinquent unless the loan is well-secured and in process of collection. Consumer and credit card loans are typically charged-off no later than when they are 120 days past due. Past due status is based on the contractual terms of the loan. In all cases, loans are placed on nonaccrual or charged-off at an earlier date if collection of principal and interest is considered doubtful.

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

Derivatives: Derivative financial instruments are recognized as assets or liabilities at fair value. The accounting for changes in the fair value of derivatives depends on the use of the derivatives and whether the derivatives qualify for hedge accounting. Used as part of our asset and liability management to help manage interest rate risk, our derivatives have generally consisted of interest rate swap agreements that qualified for hedge accounting. In February 2012, we entered into an interest rate swap agreement that qualifies for hedge accounting. The current outstanding interest rate swap is discussed in more detail in Note 9. We do not use derivatives for trading purposes.

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

Adoption of New Accounting Standards: In January of 2014, the FASB issued ASU 2014-04, Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure. This ASU clarifies that an in substance repossession or foreclosure occurs, and a creditor is considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan, upon either (1) the creditor obtaining legal title to the residential real estate property upon completion of a foreclosure or (2) the borrower conveying all interest in the residential real estate property to the creditor to satisfy that loan through completion of a deed in lieu of foreclosure or through a similar legal agreement. The ASU also requires additional related interim and annual disclosures. The guidance in this ASU is effective for annual and interim periods beginning after December 15, 2014. The implementation of ASU 2014-04 should not have a material impact on our financial position or results of operations.

 (Continued)

10.

MERCANTILE BANK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

2.	SECURITIES

The amortized cost and fair value of available for sale securities and the related pre-tax gross unrealized gains and losses recognized in accumulated other comprehensive income (loss) are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
March 31, 2014
U.S. Government agency debt obligations	$116,492,000	$430,000	$(7,628,000)	$109,294,000
Mortgage-backed securities	11,544,000	1,071,000	0	12,615,000
Municipal general obligation bonds	16,488,000	411,000	0	16,899,000
Municipal revenue bonds	877,000	42,000	0	919,000
Mutual funds	1,393,000	0	(23,000)	1,370,000

	$146,794,000	$1,954,000	$(7,651,000)	$141,097,000

December 31, 2013
U.S. Government agency debt obligations	$108,279,000	$263,000	$(10,065,000)	$98,477,000
Mortgage-backed securities	12,456,000	1,102,000	0	13,558,000
Municipal general obligation bonds	16,488,000	388,000	(4,000)	16,872,000
Municipal revenue bonds	878,000	38,000	0	916,000
Mutual funds	1,386,000	0	(31,000)	1,355,000

	$139,487,000	$1,791,000	$(10,100,000)	$131,178,000

 (Continued)

11.

MERCANTILE BANK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

2.	SECURITIES (Continued)

Securities with unrealized losses at March 31, 2014 and December 31, 2013, aggregated by investment category and length of time that individual securities have been in a continuous loss position, are as follows:

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss

March 31, 2014
U.S. Government agency debt obligations	$44,172,000	$(2,532,000)	$42,828,000	$(5,096,000)	$87,000,000	$(7,628,000)
Mortgage-backed securities	0	0	0	0	0	0
Municipal general obligation bonds	0	0	0	0	0	0
Municipal revenue bonds	0	0	0	0	0	0
Mutual funds	1,370,000	(23,000)	0	0	1,370,000	(23,000)

	$45,542,000	$(2,555,000)	$42,828,000	$(5,096,000)	$88,370,000	$(7,651,000)

December 31, 2013
U.S. Government agency debt obligations	$57,117,000	$(5,798,000)	$29,679,000	$(4,267,000)	$86,796,000	$(10,065,000)
Mortgage-backed securities	0	0	0	0	0	0
Municipal general obligation bonds	295,000	(4,000)	0	0	295,000	(4,000)
Municipal revenue bonds	0	0	0	0	0	0
Mutual funds	1,355,000	(31,000)	0	0	1,355,000	(31,000)

	$58,767,000	$(5,833,000)	$29,679,000	$(4,267,000)	$88,446,000	$(10,100,000)

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

At March 31, 2014, 63 debt securities and one mutual fund with fair values totaling $88.4 million have unrealized losses aggregating $7.7 million. After we considered whether the securities were issued by the federal government or its agencies and whether downgrades by bond rating agencies had occurred, we determined that unrealized losses were due to changing interest rate environments. As we do not intend to sell our debt securities before recovery of their cost basis and we believe it is more likely than not that we will not be required to sell our debt securities before recovery of the cost basis, no unrealized losses are deemed to be other-than-temporary.

The amortized cost and fair value of debt securities at March 31, 2014, by maturity, are shown in the following table. The contractual maturity is utilized for U.S. Government agency debt obligations and municipal bonds. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity date, primarily mortgage-backed securities, are shown separately. Weighted average yields are also reflected, with yields for municipal securities shown at their tax equivalent yield.

	Weighted Average Yield	Amortized Cost	Fair Value

Due in 2014	5.44%	$1,770,000	$1,801,000
Due in 2015 through 2019	6.31	1,018,000	1,040,000
Due in 2020 through 2024	3.44	44,432,000	43,437,000
Due in 2025 and beyond	3.63	86,637,000	80,834,000
Mortgage-backed securities	5.14	11,544,000	12,615,000
Mutual funds	2.11	1,393,000	1,370,000

	3.73%	$146,794,000	$141,097,000

 (Continued)

13.

MERCANTILE BANK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

2.	SECURITIES (Continued)

Securities issued by the State of Michigan and all its political subdivisions had a combined amortized cost of $17.4 million and estimated market value of $17.8 million at March 31, 2014 and December 31, 2013. Total securities of any other specific issuer, other than the U.S. Government and its agencies, did not exceed 10% of shareholders’ equity.

The carrying value of U.S. Government agency debt obligations and mortgage-backed securities that are pledged to secure repurchase agreements was $105.2 million and $94.4 million at March 31, 2014 and December 31, 2013, respectively. In addition, substantially all of our municipal bonds have been pledged to the Discount Window of the Federal Reserve Bank of Chicago. Investments in Federal Home Loan Bank stock are restricted and may only be resold or redeemed by the issuer.

3.	LOANS AND ALLOWANCE FOR LOAN LOSSES

Our total loans at March 31, 2014 were $1.07 billion compared to $1.05 billion at December 31, 2013, an increase of $13.6 million, or 1.3%. The components of our loan portfolio disaggregated by class of loan within the loan portfolio segments at March 31, 2014 and December 31, 2013, and the percentage change in loans from the end of 2013 to the end of the first quarter of 2014, are as follows:

	March 31, 2014		December 31, 2013		Percent Increase
	Balance	%	Balance	%	(Decrease)
Commercial:
Commercial and industrial	$289,009,000	27.1%	$286,373,000	27.2%	0.9%
Vacant land, land development, and residential construction	37,190,000	3.5	36,741,000	3.5	1.2
Real estate – owner occupied	264,299,000	24.8	261,877,000	24.9	0.9
Real estate – non-owner occupied	378,034,000	35.4	364,066,000	34.6	3.8
Real estate – multi-family and residential rental	35,686,000	3.3	37,639,000	3.5	(5.2)
Total commercial	1,004,218,000	94.1	986,696,000	93.7	1.8

Retail:
Home equity and other	31,778,000	3.0	35,080,000	3.3	(9.4)
1-4 family mortgages	30,800,000	2.9	31,467,000	3.0	(2.1)
Total retail	62,578,000	5.9	66,547,000	6.3	(6.0)

Total loans	$1,066,796,000	100.0%	$1,053,243,000	100.0%	1.3%

 (Continued)

14.

MERCANTILE BANK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

3.	LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

Nonperforming loans as of March 31, 2014 and December 31, 2013 were as follows:

	March 31, 2014	December 31, 2013

Loans past due 90 days or more still accruing interest	$0	$0
Nonaccrual loans	6,342,000	6,718,000

Total nonperforming loans	$6,342,000	$6,718,000

The recorded principal balance of nonaccrual loans was as follows:

	March 31, 2014	December 31, 2013

Commercial:
Commercial and industrial	$919,000	$1,501,000
Vacant land, land development, and residential construction	361,000	785,000
Real estate – owner occupied	684,000	389,000
Real estate – non-owner occupied	335,000	168,000
Real estate – multi-family and residential rental	492,000	208,000
Total commercial	2,791,000	3,051,000

Retail:
Home equity and other	762,000	788,000
1-4 family mortgages	2,789,000	2,879,000
Total retail	3,551,000	3,667,000

Total nonaccrual loans	$6,342,000	$6,718,000

 (Continued)

15.

MERCANTILE BANK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

3.	LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

An age analysis of past due loans is as follows as of March 31, 2014:

	30 – 59 Days Past Due	60 – 89 Days Past Due	Greater Than 89 Days Past Due	Total Past Due	Current	Total Loans	Recorded Balance > 89 Days and Accruing

Commercial:
Commercial and industrial	$0	$0	$121,000	$121,000	$288,888,000	$289,009,000	$0
Vacant land, land development, and residential construction	0	0	95,000	95,000	37,095,000	37,190,000	0
Real estate – owner occupied	0	0	0	0	264,299,000	264,299,000	0
Real estate – non-owner occupied	0	0	0	0	378,034,000	378,034,000	0
Real estate – multi-family and residential rental	0	0	0	0	35,686,000	35,686,000	0
Total commercial	0	0	216,000	216,000	1,004,002,000	1,004,218,000	0

Retail:
Home equity and other	0	0	0	0	31,778,000	31,778,000	0
1-4 family mortgages	0	0	391,000	391,000	30,409,000	30,800,000	0
Total retail	0	0	391,000	391,000	62,187,000	62,578,000	0

Total past due loans	$0	$0	$607,000	$607,000	$1,066,189,000	$1,066,796,000	$0

 (Continued)

16.

MERCANTILE BANK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

3.	LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

An age analysis of past due loans is as follows as of December 31, 2013:

	30 – 59 Days Past Due	60 – 89 Days Past Due	Greater Than 89 Days Past Due	Total Past Due	Current	Total Loans	Recorded Balance > 89 Days and Accruing

Commercial:
Commercial and industrial	$0	$0	$309,000	$309,000	$286,064,000	$286,373,000	$0
Vacant land, land development, and residential construction	0	0	0	0	36,741,000	36,741,000	0
Real estate – owner occupied	65,000	0	50,000	115,000	261,762,000	261,877,000	0
Real estate – non-owner occupied	0	0	0	0	364,066,000	364,066,000	0
Real estate – multi-family and residential rental	0	0	64,000	64,000	37,575,000	37,639,000	0
Total commercial	65,000	0	423,000	488,000	986,208,000	986,696,000	0

Retail:
Home equity and other	14,000	0	0	14,000	35,066,000	35,080,000	0
1-4 family mortgages	21,000	44,000	375,000	440,000	31,027,000	31,467,000	0
Total retail	35,000	44,000	375,000	454,000	66,093,000	66,547,000	0

Total past due loans	$100,000	$44,000	$798,000	$942,000	$1,052,301,000	$1,053,243,000	$0

 (Continued)

17.

MERCANTILE BANK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

3.	LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

Impaired loans as of March 31, 2014, and average impaired loans for the three months ended March 31, 2014, were as follows:

	Unpaid Contractual Principal Balance	Recorded Principal Balance	Related Allowance	Year-To-Date Average Recorded Principal Balance
With no related allowance recorded:
Commercial:
Commercial and industrial	$1,693,000	$205,000		$358,000
Vacant land, land development and residential construction	459,000	343,000		353,000
Real estate – owner occupied	1,165,000	684,000		735,000
Real estate – non-owner occupied	1,831,000	1,761,000		1,247,000
Real estate – multi-family and residential rental	41,000	1,000		1,000
Total commercial	5,189,000	2,994,000		2,694,000

Retail:
Home equity and other	707,000	649,000		555,000
1-4 family mortgages	1,190,000	611,000		629,000
Total retail	1,897,000	1,260,000		1,184,000

Total with no related allowance recorded	$7,086,000	$4,254,000		$3,878,000

 (Continued)

18.

MERCANTILE BANK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

3.	LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

	Unpaid Contractual Principal Balance	Recorded Principal Balance	Related Allowance	Year-To-Date Average Recorded Principal Balance
With an allowance recorded:
Commercial:
Commercial and industrial	$1,006,000	$953,000	$451,000	$1,197,000
Vacant land, land development and residential construction	4,213,000	3,908,000	728,000	4,023,000
Real estate – owner occupied	1,488,000	1,488,000	455,000	1,500,000
Real estate – non-owner occupied	19,470,000	19,451,000	7,370,000	20,262,000
Real estate – multi-family and residential rental	1,207,000	1,089,000	504,000	1,886,000
Total commercial	27,384,000	26,889,000	9,508,000	28,868,000

Retail:
Home equity and other	118,000	92,000	92,000	190,000
1-4 family mortgages	2,237,000	2,160,000	879,000	2,196,000
Total retail	2,355,000	2,252,000	971,000	2,386,000

Total with an allowance recorded	$29,739,000	$29,141,000	$10,479,000	$31,254,000

Total impaired loans:
Commercial	$32,573,000	$29,883,000	$9,508,000	$31,562,000
Retail	4,252,000	3,512,000	971,000	3,570,000
Total impaired loans	$36,825,000	$33,395,000	$10,479,000	$35,132,000

Interest income of $0.5 million was recognized on impaired loans during the first quarter of 2014.

 (Continued)

19.

MERCANTILE BANK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

3.	LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

Impaired loans were as follows as of December 31, 2013:

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

Loans by credit quality indicators were as follows as of March 31, 2014:

Commercial credit exposure – credit risk profiled by internal credit risk grades:

	Commercial and Industrial	Commercial Vacant Land, and Residential Construction	Commercial Real Estate - Owner Occupied	Commercial Real Estate - Non-Owner Occupied	Commercial Real Estate Multi-Family and Residential Rental

Internal credit risk grade groupings:
Grades 1 – 4	$197,051,000	$7,993,000	$161,357,000	$232,226,000	$15,411,000
Grades 5 – 7	90,776,000	24,946,000	99,484,000	124,526,000	19,167,000
Grades 8 – 9	1,182,000	4,251,000	3,458,000	21,282,000	1,108,000
Total commercial	$289,009,000	$37,190,000	$264,299,000	$378,034,000	$35,686,000

Retail credit exposure – credit risk profiled by collateral type:

	Retail Home Equity and Other	Retail 1-4 Family Mortgages

Total retail	$31,778,000	$30,800,000

 (Continued)

22.

MERCANTILE BANK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

3.	LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

Loans by credit quality indicators were as follows as of December 31, 2013:

Commercial credit exposure – credit risk profiled by internal credit risk grades:

	Commercial and Industrial	Commercial Vacant Land, Land Development, and Residential Construction	Commercial Real Estate - Owner Occupied	Commercial Real Estate - Non-Owner Occupied	Commercial Real Estate - and Residential Multi-Family Rental

Internal credit risk grade groupings:
Grades 1 – 4	$208,151,000	$6,973,000	$156,230,000	$219,325,000	$15,465,000
Grades 5 – 7	76,237,000	25,535,000	103,066,000	122,717,000	19,469,000
Grades 8 – 9	1,985,000	4,233,000	2,581,000	22,024,000	2,705,000
Total commercial	$286,373,000	$36,741,000	$261,877,000	$364,066,000	$37,639,000

Retail credit exposure – credit risk profiled by collateral type:

	Retail	Retail
	Home Equity	1-4 Family
	and Other	Mortgages

Total retail	$35,080,000	$31,467,000

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

 (Continued)

24.

MERCANTILE BANK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

3.	LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

Activity in the allowance for loan losses and the recorded investments in loans as of and during the three months ended March 31, 2014 are as follows:

	Commercial Loans	Retail Loans	Unallocated	Total

Allowance for loan losses:
Beginning balance	$20,455,000	$2,358,000	$8,000	$22,821,000
Provision for loan losses	(1,454,000)	(434,000)	(12,000)	(1,900,000)
Charge-offs	(586,000)	(2,000)	0	(588,000)
Recoveries	586,000	35,000	0	621,000
Ending balance	$19,001,000	$1,957,000	$(4,000)	$20,954,000

Ending balance: individually evaluated for impairment	$9,508,000	$971,000	$0	$10,479,000

Ending balance: collectively evaluated for impairment	$9,493,000	$986,000	$(4,000)	$10,475,000

Total loans:
Ending balance	$1,004,218,000	$62,578,000		$1,066,796,000

Ending balance: individually evaluated for impairment	$29,883,000	$3,512,000		$33,395,000

Ending balance: collectively evaluated for impairment	$974,335,000	$59,066,000		$1,033,401,000

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

 (Continued)

26.

MERCANTILE BANK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

3.	LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

Loans modified as troubled debt restructurings during the three months ended March 31, 2014 were as follows:

		Pre-	Post-
		Modification	Modification
		Recorded	Recorded
	Number of	Principal	Principal
	Contracts	Balance	Balance
Commercial:
Commercial and industrial	1	$14,000	$14,000
Vacant land, land development and residential construction	0	0	0
Real estate – owner occupied	0	0	0
Real estate – non-owner occupied	2	354,000	323,000
Real estate – multi-family and residential rental	0	0	0
Total commercial	3	368,000	337,000

Retail:
Home equity and other	0	0	0
1-4 family mortgages	0	0	0
Total retail	0	0	0

Total	3	$368,000	$337,000

Loans modified as troubled debt restructurings during the three months ended March 31, 2013 were as follows:

		Pre-	Post-
		Modification	Modification
		Recorded	Recorded
	Number of	Principal	Principal
	Contracts	Balance	Balance
Commercial:
Commercial and industrial	1	$875,000	$875,000
Vacant land, land development and residential construction	0	0	0
Real estate – owner occupied	0	0	0
Real estate – non-owner occupied	2	2,068,000	2,068,000
Real estate – multi-family and residential rental	0	0	0
Total commercial	3	2,943,000	2,943,000

Retail:
Home equity and other	0	0	0
1-4 family mortgages	0	0	0
Total retail	0	0	0

Total	3	$2,943,000	$2,943,000

 (Continued)

27.

MERCANTILE BANK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

3.	LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

The following loans, modified as troubled debt restructurings within the previous twelve months, became over 30 days past due within the three months ended March 31, 2014 (amounts as of period end):

		Recorded
	Number of	Principal
	Contracts	Balance
Commercial:
Commercial and industrial	0	$0
Vacant land, land development and residential construction	0	0
Real estate – owner occupied	0	0
Real estate – non-owner occupied	0	0
Real estate – multi-family and residential rental	0	0
Total commercial	0	0

Retail:
Home equity and other	0	0
1-4 family mortgages	0	0
Total retail	0	0

Total	0	$0

The following loans, modified as troubled debt restructurings within the previous twelve months, became over 30 days past due within the three months ended March 31, 2013 (amounts as of period end):

		Recorded
	Number of	Principal
	Contracts	Balance
Commercial:
Commercial and industrial	0	$0
Vacant land, land development and residential construction	0	0
Real estate – owner occupied	1	44,000
Real estate – non-owner occupied	0	0
Real estate – multi-family and residential rental	0	0
Total commercial	1	44,000

Retail:
Home equity and other	0	0
1-4 family mortgages	0	0
Total retail	0	0

Total	1	$44,000

 (Continued)

28.

MERCANTILE BANK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

3.	LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

Activity for loans categorized as troubled debt restructurings during the three months ended March 31, 2014 is as follows:

	Commercial and Industrial	Commercial Vacant Land, Land Development, and Residential Construction	Commercial Real Estate - Owner Occupied	Commercial Real Estate - Non-Owner Occupied	Commercial Real Estate - Multi-Family and Residential Rental

Commercial Loan Portfolio:
Beginning Balance	$1,656,000	$4,501,000	$1,816,000	$22,311,000	$2,620,000
Charge-Offs	0	0	(11,000)	0	(420,000)
Payments	(266,000)	(3,149,000)	(49,000)	(1,001,000)	(1,468,000)
Transfers to ORE	0	0	0	0	0
Net Additions/Deletions	14,000	2,898,000	0	319,000	0
Ending Balance	$1,404,000	$4,250,000	$1,756,000	$21,629,000	$732,000

	Retail	Retail
	Home Equity	1-4 Family
	and Other	Mortgages
Retail Loan Portfolio:
Beginning Balance	$0	$2,191,000
Charge-Offs	0	0
Payments	0	(69,000)
Transfers to ORE	0	0
Net Additions/Deletions	0	0
Ending Balance	$0	$2,122,000

 (Continued)

29.

MERCANTILE BANK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

3.	LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

Activity for loans categorized as troubled debt restructurings during the three months ended March 31, 2013 is as follows:

	Commercial and Industrial	Commercial Vacant Land, Land Development, and Residential Construction	Commercial Real Estate - Owner Occupied	Commercial Real Estate - Non-Owner Occupied	Commercial Real Estate - Multi-Familyand Residential Rental

Commercial Loan Portfolio:
Beginning Balance	$2,720,000	$3,071,000	$4,116,000	$37,672,000	$3,027,000
Charge-Offs	(35,000)	(695,000)	0	(711,000)	(15,000)
Payments	(514,000)	(49,000)	(61,000)	(3,211,000)	(54,000)
Transfers to ORE	(74,000)	0	(363,000)	(803,000)	0
Net Additions/Deletions	1,171,000	0	187,000	2,057,000	0
Ending Balance	$3,268,000	$2,327,000	$3,879,000	$35,004,000	$2,958,000

	Retail	Retail
	Home Equity	1-4 Family
	and Other	Mortgages
Retail Loan Portfolio:
Beginning Balance	$0	$154,000
Charge-Offs	0	0
Payments	0	(2,000)
Transfers to ORE	0	0
Net Additions/Deletions	0	0
Ending Balance	$0	$152,000

 (Continued)

30.

MERCANTILE BANK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

3.	LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

The allowance related to loans categorized as troubled debt restructurings was as follows:

	March 31,	December 31,
	2014	2013

Commercial:
Commercial and industrial	$95,000	$187,000
Vacant land, land development, and residential construction	695,000	798,000
Real estate – owner occupied	455,000	528,000
Real estate – non-owner occupied	7,236,000	7,828,000
Real estate – multi-family and residential rental	304,000	1,010,000
Total commercial	8,785,000	10,351,000

Retail:
Home equity and other	0	0
1-4 family mortgages	32,000	0
Total retail	32,000	0

Total related allowance	$8,817,000	$10,351,000

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

 (Continued)

31.

MERCANTILE BANK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

4.	PREMISES AND EQUIPMENT, NET

Premises and equipment are comprised of the following:

	March 31,	December 31,
	2014	2013

Land and improvements	$8,556,000	$8,556,000
Buildings	24,742,000	24,733,000
Furniture and equipment	13,001,000	12,718,000
	46,299,000	46,007,000
Less: accumulated depreciation	21,432,000	21,109,000

Premises and equipment, net	$24,867,000	$24,898,000

Depreciation expense totaled $0.3 million during the first quarter of 2014 and 2013.

5.	DEPOSITS

Our total deposits at March 31, 2014 totaled $1.11 billion compared to $1.12 billion at December 31, 2013, a decrease of $10.7 million, or 1.0%. The components of our outstanding balances at March 31, 2014 and December 31, 2013, and percentage change in deposits from the end of 2013 to the end of the first quarter of 2014, are as follows:

	March 31, 2014		December 31, 2013		Percent Increase
	Balance	%	Balance	%	(Decrease)
Noninterest-bearing checking	$230,709,000	20.8%	$224,580,000	20.1%	2.7%
Interest-bearing checking	189,971,000	17.1	197,388,000	17.6	(3.8)
Money market	135,931,000	12.3	133,369,000	11.9	1.9
Savings	54,815,000	5.0	52,606,000	4.7	4.2
Time, under $100,000	42,261,000	3.8	43,251,000	3.9	(2.3)
Time, $100,000 and over	263,998,000	23.8	254,600,000	22.8	3.7
	917,685,000	82.8	905,794,000	81.0	1.3
Out-of-area time, under $100,000	3,645,000	0.3	4,078,000	0.4	(10.6)
Out-of-area time, $100,000 and over	186,921,000	16.9	209,039,000	18.6	(10.6)
	190,566,000	17.2	213,117,000	19.0	(10.6)

Total deposits	$1,108,251,000	100.0%	$1,118,911,000	100.0%	(1.0)%

 (Continued)

32.

MERCANTILE BANK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

6.	SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

Securities sold under agreements to repurchase (“repurchase agreements”) are offered principally to certain large deposit customers. Information relating to our repurchase agreements follows:

	Three Months Ended March 31, 2014	Twelve Months Ended December 31, 2013

Outstanding balance at end of period	$63,165,000	$69,305,000
Average interest rate at end of period	0.13%	0.12%

Average daily balance during the period	$76,412,000	$65,939,000
Average interest rate during the period	0.12%	0.12%

Maximum daily balance during the period	$91,303,000	$78,960,000

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

7.     FEDERAL HOME LOAN BANK ADVANCES

Federal Home Loan Bank advances totaled $45.0 million at March 31, 2014 and December 31, 2013, and mature at varying dates from March 2017 through September 2017, with fixed rates of interest from 1.22% to 1.51% and averaging 1.34%. Each advance is payable at its maturity date and is subject to a prepayment fee if paid prior to the maturity date. The advances are collateralized by residential mortgage loans, first mortgage liens on multi-family residential property loans, first mortgage liens on commercial real estate property loans, and substantially all other assets of our bank, under a blanket lien arrangement. Our borrowing line of credit as of March 31, 2014 totaled about $179 million, with availability approximating $129 million.

Maturities of currently outstanding FHLB advances are as follows:

2014	$0
2015	0
2016	0
2017	45,000,000
2018	0

 (Continued)

33.

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

These instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized, if any, in the balance sheet. Our bank’s maximum exposure to loan loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual notional amount of those instruments. Our bank uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments. Collateral, such as accounts receivable, securities, inventory, and property and equipment, is generally obtained based on our credit assessment of the borrower. If required, estimated loss exposure resulting from these instruments is expensed and is generally recorded as a liability. There was no reserve or liability balance for these instruments as of March 31, 2014 and December 31, 2013.

A summary of the contractual amounts of our financial instruments with off-balance sheet risk at March 31, 2014 and December 31, 2013 follows:

	March 31,	December 31,
	2014	2013

Commercial unused lines of credit	$263,387,000	$257,937,000
Unused lines of credit secured by 1 – 4 family residential properties	22,994,000	23,429,000
Credit card unused lines of credit	8,929,000	9,013,000
Other consumer unused lines of credit	4,819,000	5,695,000
Commitments to make loans	200,374,000	58,799,000
Standby letters of credit	19,379,000	19,670,000
	$519,882,000	$374,543,000

 (Continued)

34.

MERCANTILE BANK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

8.	COMMITMENTS AND OFF-BALANCE SHEET RISK (Continued)

Certain of our commercial loan customers have entered into interest rate swap agreements directly with our correspondent banks. To assist our commercial loan customers in these transactions, and to encourage our correspondent banks to enter into the interest rate swap transactions with minimal credit underwriting analyses on their part, we have entered into risk participation agreements with the correspondent banks whereby we agree to make payments to the correspondent banks owed by our commercial loan customers under the interest rate swap agreement in the event that our commercial loan customers do not make the payments. We are not a party to the interest rate swap agreements under these arrangements. As of March 31, 2014, the total notional amount of the underlying interest rate swap agreements was $17.8 million, with a net fair value from our commercial loan customers’ perspective of negative $2.5 million. These risk participation agreements are considered financial guarantees in accordance with applicable accounting guidance and are therefore recorded as liabilities at fair value, generally equal to the fees collected at the time of their execution. These liabilities are accreted into income during the term of the interest rate swap agreements, generally ranging from four to fifteen years.

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

In February 2012, we entered into an interest rate swap agreement with a correspondent bank to hedge the floating rate on our subordinated debentures, which became effective in January 2013 and matures in January 2018. Our $32.0 million of subordinated debentures have a rate equal to the 90-Day Libor Rate plus a fixed spread of 218 basis points, and are subject to repricing quarterly. The interest rate swap agreement provides for us to pay our correspondent bank a fixed rate, while our correspondent bank will pay us the 90-Day Libor Rate on a $32.0 million notional amount. The quarterly re-set dates for the floating rate on the interest rate swap agreement are the same as the re-set dates for the floating rate on the subordinated debentures. The interest rate swap agreement does qualify for hedge accounting; therefore, monthly fluctuations in the present value of the interest rate swap agreement, net of tax effect, are recorded to other comprehensive income. As of March 31, 2014 and December 31, 2013, the present value of the interest rate swap agreement was recorded as a liability in the amount of $0.2 million and $0.3 million, respectively.

 (Continued)

35.

MERCANTILE BANK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

10.	FAIR VALUES OF FINANCIAL INSTRUMENTS

The carrying amounts, estimated fair values and level within the fair value hierarchy of financial instruments were as follows as of March 31, 2014 and December 31, 2013 (dollars in thousands):

	Level in	March 31, 2014		December 31, 2013
	Fair Value	Carrying	Fair	Carrying	Fair
	Hierarchy	Values	Values	Values	Values

Financial assets:
Cash	Level 1	$1,699	$1,699	$1,464	$1,464
Cash equivalents	Level 2	108,248	108,248	145,501	145,501
Securities available for sale	(1)	141,097	141,097	131,178	131,178
FHLB stock	(2)	11,961	11,961	11,961	11,961
Loans, net	Level 3	1,045,842	1,045,151	1,030,422	1,027,300
Bank owned life insurance	Level 2	51,667	51,667	51,377	51,377
Accrued interest receivable	Level 2	3,861	3,861	3,649	3,649

Financial liabilities:
Deposits	Level 2	1,108,251	1,110,957	1,118,911	1,120,576
Repurchase agreements	Level 2	63,165	63,165	69,305	69,305
FHLB advances	Level 2	45,000	45,035	45,000	45,139
Subordinated debentures	Level 2	32,990	32,959	32,990	32,974
Accrued interest payable	Level 2	1,431	1,431	2,041	2,041
Interest rate swap	(1)	250	250	264	264

(1)	See Note 11 for a description of the fair value hierarchy as well as a disclosure of levels for classes of financial assets and liabilities.

(2)	It is not practical to determine the fair value of FHLB stock due to transferability restrictions.

Carrying amount is the estimated fair value for cash and cash equivalents, accrued interest receivable and payable, bank owned life insurance, noninterest checking deposits, securities sold under agreements to repurchase, and variable rate loans and deposits that reprice frequently and fully. Security fair values are based on market prices or dealer quotes, and if no such information is available, on the rate and term of the security and information about the issuer. For fixed rate loans and deposits and for variable rate loans and deposits with infrequent repricing or repricing limits, fair value is based on discounted cash flows using current market rates applied to the estimated life and credit risk. Fair value of subordinated debentures and Federal Home Loan Bank advances is based on current rates for similar financing. Fair value of the interest rate swap is determined primarily utilizing market-consensus forecasted yield curves. Fair value of off-balance sheet items is estimated to be nominal.

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

Securities available for sale. Securities available for sale are recorded at fair value on a recurring basis. Fair value measurement is based on quoted prices, if available. If quoted prices are not available, fair values are measured using independent pricing models. Level 2 securities include U.S. Government agency bonds, mortgage-backed securities issued or guaranteed by U.S. Government agencies, municipal general obligation and revenue bonds and mutual funds. We have no Level 1 or 3 securities available for sale.

Derivatives. The interest rate swap is measured at fair value on a recurring basis. We measure fair value utilizing models that use primarily market observable inputs, such as forecasted yield curves, and accordingly, the interest rate swap agreement is classified as Level 2.

Mortgage loans held for sale. Mortgage loans held for sale are carried at the lower of aggregate cost or fair value and are measured on a nonrecurring basis. Fair value is based on independent quoted market prices, where applicable, or the prices for other mortgage whole loans with similar characteristics. As of March 31, 2014 and December 31, 2013, we determined that the fair value of our mortgage loans held for sale approximated the recorded cost of $1.7 million and $1.1 million, respectively.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The balances of assets and liabilities measured at fair value on a recurring basis as of March 31, 2014 are as follows:

		Quoted
		Prices in
		Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Available for sale securities
U.S. Government agency debt obligations	$109,294,000	$0	$109,294,000	$0
Mortgage-backed securities	12,615,000	0	12,615,000	0
Municipal general obligation bonds	16,899,000	0	16,899,000	0
Municipal revenue bonds	919,000	0	919,000	0
Mutual funds	1,370,000	0	1,370,000	0
Interest rate swap	(250,000)	0	(250,000)	0
Total	$140,847,000	$0	$140,847,000	$0

There were no transfers in or out of Level 1, Level 2 or Level 3 during the first three months of 2014.

The balances of assets and liabilities measured at fair value on a recurring basis as of December 31, 2013 are as follows:

		Quoted
		Prices in
		Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Available for sale securities
U.S. Government agency debt obligations	$98,477,000	$0	$98,477,000	$0
Mortgage-backed securities	13,558,000	0	13,558,000	0
Municipal general obligation bonds	16,872,000	0	16,872,000	0
Municipal revenue bonds	916,000	0	916,000	0
Mutual funds	1,355,000	0	1,355,000	0
Interest rate swap	(264,000)	0	(264,000)	0
Total	$130,914,000	$0	$130,914,000	$0

There were no transfers in or out of Level 1, Level 2 or Level 3 during 2013.

 (Continued)

39.

MERCANTILE BANK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

11.	FAIR VALUES (Continued)

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

The balances of assets and liabilities measured at fair value on a nonrecurring basis as of March 31, 2014 are as follows:

		Quoted
		Prices in
		Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)

Impaired loans (1)	$21,152,000	$0	$0	$21,152,000
Foreclosed assets (1)	2,350,000	0	0	2,350,000
Total	$23,502,000	$0	$0	$23,502,000

The balances of assets and liabilities measured at fair value on a nonrecurring basis as of December 31, 2013 are as follows:

		Quoted
		Prices in
		Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)

Impaired loans (1)	$23,405,000	$0	$0	$23,405,000
Foreclosed assets (1)	2,851,000	0	0	2,851,000
Total	$26,256,000	$0	$0	$26,256,000

(1) Represents carrying value and related write-downs for which adjustments are based on the estimated value of the property or other assets.

12.	REGULATORY MATTERS

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

The prompt corrective action regulations provide five classifications, including well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized, although these terms are not used to represent overall financial condition. If an institution is not well capitalized, regulatory approval is required to accept brokered deposits. Subject to limited exceptions, no institution may make a capital distribution if, after making the distribution, it would be undercapitalized. If an institution is undercapitalized, it is subject to close monitoring by its principal federal regulator, its asset growth and expansion are restricted, and plans for capital restoration are required. In addition, further specific types of restrictions may be imposed on the institution at the discretion of the federal regulator. At March 31, 2014 and December 31, 2013, our bank was in the well capitalized category under the regulatory framework for prompt corrective action. There are no conditions or events since March 31, 2014 that we believe have changed our bank’s categorization. Our actual capital levels (dollars in thousands) and the minimum levels required to be categorized as adequately and well capitalized were:

					Minimum Required
					to be Well
			Minimum Required		Capitalized Under
			for Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Regulations
	Amount	Ratio	Amount	Ratio	Amount	Ratio
March 31, 2014
Total capital (to risk weighted assets)
Consolidated	$198,667	16.2%	$98,218	8.0%	$ NA	NA
Bank	196,418	16.0	98,168	8.0	122,710	10.0%
Tier 1 capital (to risk weighted assets)
Consolidated	183,251	14.9	49,109	4.0	NA	NA
Bank	181,010	14.8	49,084	4.0	73,626	6.0
Tier 1 capital (to average assets)
Consolidated	183,251	13.0	56,409	4.0	NA	NA
Bank	181,010	12.8	56,414	4.0	70,518	5.0

December 31, 2013
Total capital (to risk weighted assets)
Consolidated	$193,925	15.9%	$97,498	8.0%	$ NA	NA
Bank	190,493	15.7	97,329	8.0	121,662	10.0%
Tier 1 capital (to risk weighted assets)
Consolidated	178,598	14.7	48,749	4.0	NA	NA
Bank	175,192	14.4	48,665	4.0	72,997	6.0
Tier 1 capital (to average assets)
Consolidated	178,598	12.5	57,006	4.0	NA	NA
Bank	175,192	12.3	56,860	4.0	71,075	5.0

 (Continued)

41.

MERCANTILE BANK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

12.	REGULATORY MATTERS (Continued)

Our consolidated capital levels as of March 31, 2014 and December 31, 2013 include $32.0 million of trust preferred securities issued by the trust in September 2004 and December 2004 subject to certain limitations. Under applicable Federal Reserve guidelines, the trust preferred securities constitute a restricted core capital element. The guidelines provide that the aggregate amount of restricted core elements that may be included in our Tier 1 capital must not exceed 25% of the sum of all core capital elements, including restricted core capital elements, net of goodwill less any associated deferred tax liability. Our ability to include the trust preferred securities in Tier 1 capital in accordance with the guidelines is not affected by the provision of the Dodd-Frank Act generally restricting such treatment, because (i) the trust preferred securities were issued before May 19, 2010, and (ii) our total consolidated assets as of December 31, 2009 were less than $15.0 billion. As of March 31, 2014 and December 31, 2013, all $32.0 million of the trust preferred securities were included in our consolidated Tier 1 capital.

Our and our bank’s ability to pay cash and stock dividends is subject to limitations under various laws and regulations and to prudent and sound banking practices. On January 16, 2014, our Board of Directors declared a cash dividend on our common stock in the amount of $0.12 per share that was paid on March 10, 2014 to shareholders of record as of February 10, 2014.

13.	BUSINESS COMBINATION

On August 14, 2013, Mercantile Bank Corporation (“Mercantile”) and Firstbank Corporation (“Firstbank”) entered into an Agreement and Plan of Merger (the “merger agreement”). Under the terms of the merger agreement, Firstbank will be merged with and into Mercantile, with Mercantile as the surviving corporation. Both Mercantile and Firstbank shareholders approved the merger effective December 12, 2013. Approval of the Board of Governors of the Federal Reserve System is required to complete the merger. Approval has not yet been obtained. Mercantile and Firstbank have each agreed to take actions in order to obtain regulatory clearance required to consummate the merger. On April 14, 2014, we filed an updated election to become a financial holding company with the Federal Reserve Bank of Chicago. We anticipate the election will become effective upon consummation of the planned merger with Firstbank.

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

Future Factors include, among others, changes in interest rates and interest rate relationships; demand for products and services; the degree of competition by traditional and non-traditional competitors; changes in banking regulation or actions by bank regulators; changes in tax laws; changes in prices, levies, and assessments; the impact of technological advances; governmental and regulatory policy changes; the outcomes of contingencies; trends in customer behavior as well as their ability to repay loans; changes in local real estate values; changes in the national and local economies; and risk factors described in our annual report on Form 10-K for the year ended December 31, 2013 or in this report. These are representative of the Future Factors that could cause a difference between an ultimate actual outcome and a forward-looking statement.

Introduction

The following discussion compares the financial condition of Mercantile Bank Corporation and its consolidated subsidiaries, including Mercantile Bank of Michigan (“our bank”) and our bank’s two subsidiaries, Mercantile Bank Real Estate Co., LLC (“our real estate company”) and Mercantile Insurance Center, Inc. (“our insurance company”), at March 31, 2014 and December 31, 2013 and the results of operations for the three months ended March 31, 2014 and March 31, 2013. This discussion should be read in conjunction with the interim consolidated financial statements and footnotes included in this report. Unless the text clearly suggests otherwise, references in this report to “us,” “we,” “our” or “the company” include Mercantile Bank Corporation and its consolidated subsidiaries referred to above.

Critical Accounting Policies

Accounting principles generally accepted in the United States of America are complex and require us to apply significant judgment to various accounting, reporting and disclosure matters. We must use assumptions and estimates to apply these principles where actual measurements are not possible or practical. Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our unaudited financial statements included in this report. For a discussion of our significant accounting policies, see Note 1 of the Notes to our Consolidated Financial Statements included on pages F-48 through F-53 in our Form 10-K for the fiscal year ended December 31, 2013 (Commission file number 000-26719). Our allowance for loan losses policy and accounting for income taxes are highly dependent upon subjective or complex judgments, assumptions and estimates. Changes in such estimates may have a significant impact on the financial statements, and actual results may differ from those estimates. We have reviewed the application of these policies with the Audit Committee of our Board of Directors.

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

Approval of the Board of Governors of the Federal Reserve System (“FRB”) is required to complete the merger. An application was filed with the FRB on September 17, 2013. Approval has not yet been obtained. Mercantile and Firstbank have each agreed to take actions in order to obtain regulatory clearance required to consummate the merger. On April 14, 2014, we filed an updated election to become a financial holding company with the Federal Reserve Bank of Chicago. We anticipate the election will become effective upon consummation of the planned merger with Firstbank.

45.

MERCANTILE BANK CORPORATION

The obligations of Mercantile and Firstbank to complete the merger are subject to the satisfaction of certain remaining conditions, which include, among others: (i) obtaining the consents, authorizations, approvals, or exemptions required under the Bank Holding Company Act, the FDI Act, and the Michigan Banking Code; (ii) the absence of any injunction, decree, order, statute, rule or regulation by a court or other governmental entity that makes unlawful or prohibits the consummation of the merger; and (iii) the authorization for the listing on Nasdaq of the shares of Mercantile common stock to be issued in connection with the merger and upon conversion of the Firstbank restricted stock and the shares of Mercantile common stock reserved for issuance pursuant to Mercantile stock options, subject to official notice of issuance.

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

The merger agreement was filed as exhibit 2.1 to our Form 8-K filed August 15, 2013 to provide security holders with information regarding its terms. On February 20, 2014, Mercantile and Firstbank entered into a first amendment to the merger agreement, a copy of which was attached as exhibit 10.1 to our Form 8-K filed on February 21, 2014. The amendment extends the date on which the merger agreement becomes terminable from March 31, 2014 to June 30, 2014. Mercantile and Firstbank currently expect the effective time of the merger to occur before the extended termination date. However, the merger is subject to various regulatory clearances and the satisfaction or waiver of other conditions as described in the merger agreement, some of which are outside the control of Mercantile and Firstbank, and the merger could be completed at a later time through further extension(s) of the merger agreement or not at all.

46.

MERCANTILE BANK CORPORATION

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

Mercantile’s Board of Directors and Mercantile’s shareholders approved an amendment to the Mercantile articles of incorporation which increases the number of authorized shares of common stock from 20 million to 40 million. Although this proposal was approved by Mercantile shareholders, if the merger is not completed the amendment will not become effective.

Financial Overview

Our operating performance and financial condition continued to improve through the first quarter of 2014. In prior years, especially during the period of 2008 through 2010, our earnings performance was negatively impacted by substantial provisions to the allowance and problem asset administration costs. During that period, ongoing state, regional and national economic struggles negatively impacted some of our borrowers’ cash flows and underlying collateral values, leading to increased nonperforming assets, higher loan charge-offs and increased overall credit risk within our loan portfolio. We worked with our borrowers to develop constructive dialogue to strengthen our relationships and enhance our ability to resolve complex issues. As a result of those efforts and improved economic conditions, we have experienced significant improvement in our asset quality since the early stages of 2011, resulting in substantially lower provisions to the allowance and problem asset administration costs. While we have increased our sales efforts to grow the commercial loan portfolio, we remain vigilant as to the administration and quality of our loan portfolio.

Our asset quality metrics remain on an improving trend, and we are optimistic that the positive trend will continue. In aggregate dollar amounts, nonperforming asset levels have declined over 92% since the peak level at March 31, 2010, and at March 31, 2014, were at the lowest level since year-end 2006. Progress in the stabilization of economic and real estate market conditions has resulted in numerous loan rating upgrades and significantly lower volumes of loan rating downgrades, which when combined with increasing recoveries of prior loan charge-offs and reversals of specific reserves, have provided for a substantially lower provision expense.

Financial Condition

Our total assets declined $13.5 million during the first three months of 2014, and totaled $1.41 billion as of March 31, 2014. Total loans increased $13.6 million and securities available for sale were up $9.9 million, while federal funds sold decreased $45.6 million and total deposits declined $10.7 million during the first quarter of 2014.

47.

MERCANTILE BANK CORPORATION

Our loan portfolio is primarily comprised of commercial loans. Commercial loans increased $17.5 million during the first three months of 2014, and at March 31, 2014 totaled $1.00 billion, or 94.1% of the loan portfolio. The $17.5 million net increase includes about $46 million in new commercial term loans to existing and new borrowers. Non-owner occupied commercial real estate (“CRE”) loans increased $14.0 million, commercial and industrial loans were up $2.6 million, owner occupied CRE loans increased $2.4 million and vacant land, land development and residential construction loans were up $0.5 million. Only the multi-family and residential rental segment of our commercial loan portfolio experienced a reduction during the quarter, declining $2.0 million.

Starting in early 2012, with a pruned commercial loan portfolio, an improved earnings performance and financial condition, and stabilized economic conditions, we significantly enhanced our commercial loan sales efforts. We are very pleased with the approximately $450 million in new commercial loan fundings since the beginning of 2012, and our current pipeline reports indicate continued strong commercial loan funding opportunities in future periods. As of March 31, 2014, availability of existing construction and development loans totaled over $50 million, with most of those funds expected to be drawn over the next twelve months. In addition, we have made additional lending commitments totaling about $200 million, a majority of which we expect to be accepted and funded over the next 12 to 18 months. Our commercial lenders also report over $200 million in additional opportunities they are currently discussing with potential new borrowers.

We continue to experience significant commercial loan principal paydowns and payoffs. A majority of these principal paydowns and payoffs received thus far have been welcomed, such as on stressed loan relationships; however, we have also experienced instances where well-performing relationships have been refinanced at other financial institutions and other situations where the borrower has sold the underlying asset, paying off the loan. In many of those cases where the loans were refinanced elsewhere, we believed the terms and conditions of the new lending arrangements were too aggressive, generally reflecting the very competitive banking environment in our markets. We remain committed to prudent underwriting standards that provide for an appropriate yield and risk relationship. In addition, we continue to receive accelerated principal paydowns from certain borrowers who have elevated deposit balances generally resulting from profitable operations and an apparent unwillingness to expand their businesses and/or replace equipment primarily due to economic- and tax-related uncertainties. Usage of existing commercial lines of credit has remained relatively steady.

The commercial loan portfolio represents loans to businesses generally located within our markets. Approximately 71% of the commercial loan portfolio is primarily secured by real estate properties, with the remaining generally secured by other business assets such as accounts receivable, inventory and equipment. The continued concentration of the loan portfolio in commercial loans is consistent with our strategy of focusing a substantial amount of our efforts on commercial banking. Corporate and business lending is an area of expertise for our senior management team, and our commercial lenders have extensive commercial lending experience, with most having at least ten years’ experience. Of each of the loan categories that we originate, commercial loans are most efficiently originated and managed, thus limiting overhead costs by necessitating the attention of fewer employees. Our commercial lending business generates the largest portion of local deposits and is our primary source of noninterest-bearing checking accounts.

Residential mortgage loans and consumer loans decreased in aggregate $4.0 million during the first three months of 2014, and at March 31, 2014, totaled $62.6 million, or 5.9% of total loans. Although the residential mortgage loan and consumer loan portfolios may increase in future periods, we expect the commercial sector of the lending efforts and resultant assets to remain the dominant loan portfolio category.

48.

MERCANTILE BANK CORPORATION

The following table summarizes our loan portfolio:

	3/31/14	12/31/13	9/30/13	6/30/13	3/31/13

Commercial:
Commercial & Industrial	$289,009,000	$286,373,000	$286,887,000	$279,300,000	$272,890,000
Land Development & Construction	37,190,000	36,741,000	40,741,000	42,170,000	45,174,000
Owner Occupied Commercial RE	264,299,000	261,877,000	258,656,000	253,172,000	253,089,000
Non-Owner Occupied Commercial RE	378,034,000	364,066,000	368,301,000	357,452,000	327,776,000
Multi-Family & Residential Rental	35,686,000	37,639,000	53,178,000	53,522,000	50,035,000
Total Commercial	1,004,218,000	986,696,000	1,007,763,000	985,616,000	948,964,000

Retail:
1-4 Family Mortgages	30,800,000	31,467,000	36,575,000	35,709,000	35,735,000
Home Equity & Other Consumer Loans	31,778,000	35,080,000	31,149,000	37,337,000	38,257,000
Total Retail	62,578,000	66,547,000	67,724,000	73,046,000	73,992,000

Total	$1,066,796,000	$1,053,243,000	$1,075,487,000	$1,058,662,000	$1,022,956,000

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

Our asset quality continued to improve during the first three months of 2014, and has now been on an improving trend for about four years. Nonperforming assets, comprised of nonaccrual loans and foreclosed properties, totaled $8.7 million as of March 31, 2014, compared to $9.6 million as of December 31, 2013. The volume of nonperforming assets has generally been on a declining trend since the peak of $117.6 million on March 31, 2010, and is currently at its lowest level since year-end 2006.

49.

MERCANTILE BANK CORPORATION

The level of nonperforming assets had begun to increase during 2007, with ongoing and significant increases during 2008 and 2009. The increases primarily reflected the impact of poor economic conditions and the resulting negative impact on many of our commercial borrowers’ operating results and financial condition, but were also indicative of our aggressive posture and conservative loan administration practices in regards to measuring borrower financial strength and assigning loan grades on the entire commercial loan portfolio, and developing workout strategies for financially-troubled borrowers. Since 2009, the level of additions to the nonperforming asset category has declined significantly, while the level of interest in, and sales of, foreclosed properties and assets securing nonperforming loans has increased substantially. We believe that our loan administration strategies, combined with a stabilization of economic conditions, have provided for significant improvement in our asset quality and have given us optimism that the momentum will continue in future periods.

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

Throughout 2008, we experienced a rapid deterioration in a number of commercial loan relationships which previously had been performing satisfactorily. Analysis of certain commercial borrowers revealed a reduced capability to make required payments as indicated by factors such as delinquent loan payments, diminished cash flow, deteriorating financial performance, or past due property taxes, and in the case of commercial and residential development projects slow absorption or sales trends. In addition, commercial real estate was the primary source of collateral for many of these borrowing relationships and updated evaluations and appraisals in many cases reflected significant declines from the original estimated values.

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

As of March 31, 2014, nonperforming assets totaled $8.7 million, or 0.6% of total assets, compared to $9.6 million (0.7% of total assets) and $18.9 million (1.4% of total assets) as of December 31, 2013 and March 31, 2013, respectively. The reductions primarily reflect principal payments and charge-offs on nonaccrual loans, as well as sales proceeds on foreclosed properties.

50.

MERCANTILE BANK CORPORATION

As of March 31, 2014, nonperforming loans and foreclosed properties consisting of non-owner occupied CRE totaled $1.9 million, reflecting reductions of $0.2 million and $6.8 million during the past three and twelve months, respectively. Nonperforming loans and foreclosed properties consisting of owner occupied CRE totaled $0.9 million as of March 31, 2014, reflecting reductions of $0.2 million and $1.8 million during the past three and twelve months, respectively. Nonperforming loans secured by, and foreclosed properties consisting of, owner occupied and rental residential properties totaled $4.2 million at March 31, 2014, reflecting a reduction of $0.2 million and an increase of $0.2 million during the past three and twelve months, respectively.

The following tables provide a breakdown of nonperforming assets by collateral type:

NONPERFORMING LOANS

	3/31/14	12/31/13	9/30/13	6/30/13	3/31/13
Residential Real Estate:
Land Development	$38,000	$40,000	$43,000	$317,000	$471,000
Construction	0	0	0	0	316,000
Owner Occupied / Rental	4,026,000	4,219,000	2,859,000	3,201,000	3,298,000
	4,064,000	4,259,000	2,902,000	3,518,000	4,085,000

Commercial Real Estate:
Land Development	361,000	389,000	627,000	650,000	704,000
Construction	0	0	0	0	0
Owner Occupied	784,000	885,000	718,000	960,000	1,747,000
Non-Owner Occupied	335,000	169,000	3,251,000	4,642,000	4,988,000
	1,480,000	1,443,000	4,596,000	6,252,000	7,439,000

Non-Real Estate:
Commercial Assets	798,000	1,016,000	1,111,000	755,000	869,000
Consumer Assets	0	0	0	1,000	1,000
	798,000	1,016,000	1,111,000	756,000	870,000

Total	$6,342,000	$6,718,000	$8,609,000	$10,526,000	$12,394,000

51.

MERCANTILE BANK CORPORATION

OTHER REAL ESTATE OWNED & REPOSSESSED ASSETS

	3/31/14	12/31/13	9/30/13	6/30/13	3/31/13
Residential Real Estate:
Land Development	$427,000	$427,000	$495,000	$619,000	$899,000
Construction	22,000	22,000	89,000	89,000	132,000
Owner Occupied / Rental	186,000	207,000	219,000	315,000	729,000
	635,000	656,000	803,000	1,023,000	1,760,000

Commercial Real Estate:
Land Development	92,000	92,000	6,000	31,000	51,000
Construction	0	0	0	0	0
Owner Occupied	75,000	164,000	501,000	606,000	961,000
Non-Owner Occupied	1,548,000	1,939,000	2,239,000	2,256,000	3,734,000
	1,715,000	2,195,000	2,746,000	2,893,000	4,746,000

Non-Real Estate:
Commercial Assets	0	0	0	0	0
Consumer Assets	0	0	0	0	0
	0	0	0	0	0

Total	$2,350,000	$2,851,000	$3,549,000	$3,916,000	$6,506,000

The following tables provide a reconciliation of nonperforming assets:

NONPERFORMING LOANS RECONCILIATION

	1st Qtr	4th Qtr	3rd Qtr	2nd Qtr	1st Qtr
	2014	2013	2013	2013	2013

Beginning balance	$6,718,000	$8,609,000	$10,526,000	$12,395,000	$18,970,000
Additions, net of transfers to ORE	174,000	1,734,000	502,000	438,000	(948,000)
Returns to performing status	0	0	0	0	0
Principal payments	(449,000)	(3,072,000)	(2,363,000)	(1,988,000)	(3,511,000)
Loan charge-offs	(101,000)	(553,000)	(56,000)	(319,000)	(2,116,000)

Total	$6,342,000	$6,718,000	$8,609,000	$10,526,000	$12,395,000

52.

MERCANTILE BANK CORPORATION

OTHER REAL ESTATE OWNED & REPOSSESSED ASSETS RECONCILIATION

	1st Qtr	4th Qtr	3rd Qtr	2nd Qtr	1st Qtr
	2014	2013	2013	2013	2013

Beginning balance	$2,851,000	$3,549,000	$3,916,000	$6,505,000	$6,969,000
Additions	0	134,000	350,000	57,000	1,640,000
Sale proceeds, net	(501,000)	(797,000)	(527,000)	(2,374,000)	(1,887,000)
Valuation write-downs	0	(35,000)	(190,000)	(272,000)	(217,000)

Total	$2,350,000	$2,851,000	$3,549,000	$3,916,000	$6,505,000

The level of loan charge-offs continues to decline, especially in comparison to the levels during 2010 and 2009. The improvement primarily reflects a decline in nonperforming loans, an overall improvement in the quality of the loan portfolio and recoveries of prior period charge-offs. During the first three months of 2014, we recorded a small net recovery as our recoveries of prior period charge-offs totaled just slightly more than our loan charge-offs. We recorded a net recovery of prior period charge-offs of $1.3 million in 2013, or a negative 0.1% of average total loans, compared to net loan charge-offs of 0.5%, 1.4%, 2.4% and 2.2% of average total loans during 2012, 2011, 2010 and 2009, respectively. Loan charge-offs totaled $0.6 million during the first three months of 2014, compared to $5.3 million, $12.7 million, $19.9 million, $37.1 million and $39.6 million during 2013, 2012, 2011, 2010 and 2009. Recoveries of previously charged-off loans totaled $0.6 million during the first three months of 2014, compared to $6.6 million, $7.9 million, $4.2 million, $2.8 million and $1.4 million in 2013, 2012, 2011, 2010 and 2009, respectively.

The following table provides a breakdown of net loan charge-offs (recoveries) by collateral type:

	1st Qtr	4th Qtr	3rd Qtr	2nd Qtr	1st Qtr
	2014	2013	2013	2013	2013
Residential Real Estate:
Land Development	$(1,000)	$(78,000)	$(387,000)	$(119,000)	$690,000
Construction	0	0	0	0	0
Owner Occupied / Rental	(139,000)	(144,000)	(105,000)	(301,000)	479,000
	(140,000)	(222,000)	(492,000)	(420,000)	1,169,000

Commercial Real Estate:
Land Development	0	0	0	30,000	(210,000)
Construction	0	0	0	0	0
Owner Occupied	37,000	47,000	(74,000)	(6,000)	54,000
Non-Owner Occupied	336,000	1,206,000	(1,215,000)	79,000	61,000
	373,000	1,253,000	(1,289,000)	103,000	(95,000)

Non-Real Estate:
Commercial Assets	(267,000)	(1,154,000)	(172,000)	(95,000)	69,000
Consumer Assets	1,000	(4,000)	5,000	1,000	(1,000)
	(266,000)	(1,158,000)	(167,000)	(94,000)	68,000

Total	$(33,000)	$(127,000)	$(1,948,000)	$(411,000)	$1,142,000

53.

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

A migration analysis is completed quarterly to assist us in determining appropriate reserve allocation factors for non-impaired commercial loans. Our migration analysis takes into account various time periods, and while we have historically placed most weight on the eight-quarter time frame, consideration was given to other time periods as part of our assessment. Given the stabilizing loan losses experienced in recent quarters in comparison to loan losses recorded in the more stressed economic conditions in earlier time periods, we decided to transition from the eight-quarter time frame to a longer twelve-quarter time frame during 2012. We believe the twelve-quarter period represents a more appropriate range of economic conditions, and that it provides for a more relevant basis in determining reserve allocation factors given current economic conditions and the general consensus of economic conditions in the near future.

54.

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

Reflecting the stressed economic conditions and resulting negative impact on our loan portfolio, we substantially increased the allowance as a percent of the loan portfolio beginning in 2009. However, with the improved quality of our loan portfolio, we have reduced the allowance in recent periods. The allowance equaled $21.0 million, or 2.0% of total loans outstanding, as of March 31, 2014, compared to 2.2%, 2.8%, 3.4%, 3.6%, 3.1%, 1.5% and 1.4% at year-end 2013, 2012, 2011, 2010, 2009, 2008 and 2007, respectively. A significant portion of the decline in the level of the allowance during the first three months of 2014 and all of 2013 and 2012 reflects the charge-off of specific reserves that were created in prior periods and the elimination and reduction of specific reserves due to successful collection efforts, while the remainder of the decline is primarily associated with commercial loan upgrades and reductions in many reserve allocation factors on non-impaired commercial loans resulting from the impact of lower net loan charge-offs in recent periods on our migration calculations. The allowance equaled 330.4% of nonperforming loans as of March 31, 2014, compared to 339.7%, 151.2%, 81.0%, 65.3%, 56.3%, 55.0% and 86.6% at year-end 2013, 2012, 2011, 2010, 2009, 2008 and 2007, respectively. This particular allowance measurement has increased significantly during the past several years, primarily reflecting total nonperforming loans declining at a faster rate than the balance of the allowance and certain accruing higher-balance commercial loan relationships that have been categorized as troubled debt restructurings resulting in higher specific reserve allocations.

55.

MERCANTILE BANK CORPORATION

 As of March 31, 2014, the allowance was comprised of $10.5 million in general reserves relating to non-impaired loans, $1.7 million in specific reserve allocations relating to nonaccrual loans, and $8.8 million in specific reserves on other loans, primarily accruing loans designated as troubled debt restructurings. Troubled debt restructurings totaled $31.9 million at March 31, 2014, consisting of $4.8 million that are on nonaccrual status and $27.1 million that are on accrual status. The latter, while considered and accounted for as impaired loans in accordance with accounting guidelines, is not included in our nonperforming loan totals. Impaired loans with an aggregate carrying value of $2.3 million as of March 31, 2014 had been subject to previous partial charge-offs aggregating $2.5 million. Those partial charge-offs were recorded as follows: less than $0.1 million during the first three months of 2014, $0.5 million in 2013, $1.1 million in 2012, $0.6 million in 2011 and $0.2 million in 2010. As of March 31, 2014, there were no specific reserves allocated to impaired loans that had been subject to a previous partial charge-off.

The following table provides a breakdown of our loans categorized as troubled debt restructurings:

	3/31/14	12/31/13	9/30/13	6/30/13	3/31/13

Performing	$27,093,000	$30,247,000	$41,707,000	$42,991,000	$39,145,000
Nonperforming	4,800,000	4,645,000	5,782,000	7,523,000	8,444,000

Total	$31,893,000	$34,892,000	$47,489,000	$50,514,000	$47,589,000

Although we believe the allowance is adequate to absorb loan losses as they arise, there can be no assurance that we will not sustain loan losses in any given period that could be substantial in relation to, or greater than, the size of the allowance.

Securities increased $9.9 million during the first three months of 2014, totaling $153.1 million as of March 31, 2014. Purchases during the first three months of 2014, consisting almost exclusively of U.S. Government agency bonds, totaled $11.7 million. Proceeds from called U.S. Government agency bonds during the first three months of 2014 totaled $3.5 million, with another $0.9 million from principal paydowns on mortgage-backed securities. At March 31, 2014, the portfolio was comprised of U.S. Government agency bonds (71%), tax-exempt municipal bonds (12%), U.S. Government agency issued or guaranteed mortgage-backed securities (8%), FHLB stock (8%) and mutual funds (1%). All of our securities, exclusive of FHLB stock, are currently designated as available for sale, and are therefore stated at fair value. The fair value of securities designated as available for sale at March 31, 2014 totaled $141.1 million, including a net unrealized loss of $5.7 million. The securities portfolio had a net unrealized gain of $2.6 million as of March 31, 2013. The $8.3 million decline during the past twelve months primarily results from higher medium- and longer-term market rates. We maintain the securities portfolio at levels to provide adequate pledging and secondary liquidity for our daily operations. In addition, the securities portfolio serves a primary interest rate risk management function.

FHLB stock totaled $12.0 million as of March 31, 2014, unchanged from December 31, 2013. Our investment in FHLB stock is necessary to engage in their advance and other financing programs. We have received regularly quarterly cash dividends, and we expect a cash dividend will continue to be paid in future quarterly periods.

56.

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

Federal funds sold, consisting of excess funds sold overnight to a correspondent bank, along with investments in interest-bearing deposits at correspondent and other banks, are used to manage daily liquidity needs and interest rate sensitivity. During the first three months of 2014, the average balance of these funds equaled $114.6 million, or 8.7% of average earning assets, compared to the 7.1%, 6.7%, 6.1%, 4.5% and 3.0% maintained during all of 2013, 2012, 2011, 2010 and 2009, respectively, and considerably higher than our historical average of less than 1.0%. Given the stressed market and economic conditions, we made the decision in early 2009 to operate with a higher than traditional balance of federal funds sold and interest-bearing deposits. Reflecting our improved operating performance and financial condition, we expect to reduce the level of average federal funds sold and interest-bearing deposits in future periods, likely to an average of 3.0% to 4.0% of average earning assets; however, until market and economic conditions return to more normalized levels, the average balance of federal funds sold and interest-bearing deposits will likely remain well above our historical average of less than 1.0%.

Net premises and equipment at March 31, 2014 equaled $24.9 million, virtually unchanged since year-end 2013. Purchases of premises and equipment during the first three months of 2014 totaled $0.3 million, while depreciation expense also totaled $0.3 million. On December 30, 2009, all FDIC-insured financial institutions were required to prepay estimated FDIC deposit insurance assessments for the fourth quarter of 2009 and the years 2010, 2011 and 2012. The amount we paid equaled $16.3 million, which was expensed over the future quarterly assessment periods. Per regulations, any unused portion of the amount prepaid remaining after payment of amounts due on June 30, 2013 was to be returned to us by the FDIC; we received $8.1 million on June 28, 2013.

Foreclosed and repossessed assets totaled $2.4 million at March 31, 2014, compared to $2.9 million, $7.0 million, $15.3 million, $16.7 million and $26.6 million on December 31, 2013, 2012, 2011, 2010 and 2009, respectively. The $0.5 million decrease during the first three months of 2014 reflects sales proceeds, as we recorded no valuation write-downs or transfers from the loan portfolio during the first quarter. While we expect some transfers from loans to foreclosed and repossessed assets in future periods reflecting our collection efforts on impaired lending relationships, we are optimistic that the increased sales activity we witnessed during the past couple of years will continue and limit the overall increase in, and average balance of, this nonperforming asset category.

57.

MERCANTILE BANK CORPORATION

Total deposits declined $10.7 million during the first three months of 2014, totaling $1.11 billion at March 31, 2014. Local deposits increased $11.9 million, while out-of-area deposits decreased $22.6 million. As a percent of total deposits, local deposits equaled 82.8% on March 31, 2014, compared to 81.0%, 76.2%, 70.3%, 60.0%, 48.3% and 29.4% on December 31, 2013, 2012, 2011, 2010, 2009 and 2008, respectively. In comparing balances as of March 31, 2014 to those at December 31, 2008, total deposits have declined $491.3 million, consisting of a $447.3 million increase in local deposits and a $938.6 million decrease in out-of-area deposits. The decline in out-of-area deposits primarily results from the decline in total loans and the increase in local deposits. The increase in local deposits reflects various programs and initiatives we have implemented over the past several years, including: enhanced sales efforts to grow commercial loans, implementation of several deposit-gathering initiatives in our commercial lending function, introduction of new deposit-related products and services, certificate of deposit campaign, and the continuation of providing our customers with the latest in technological advances that give improved information, convenience and timeliness.

Noninterest-bearing checking accounts averaged $214.0 million during the first three months of 2014, compared to an average balance of $197.6 million during 2013, $164.1 million during 2012, $137.0 million during 2011, and $110 million to $120 million over the prior several years. The increase over the past couple of years in large part reflects deposit account openings as part of new commercial lending relationships. Increases in noninterest-bearing checking accounts during 2012 and 2011 also reflect transfers from our securities sold under agreements to repurchase (“repurchase agreements”) product, generally reflecting rate and pricing changes in the latter product.

Local interest-bearing checking accounts decreased $7.4 million during the first three months of 2014, but are up $139.7 million since year-end 2008. Money market deposit accounts increased $2.6 million during the first three months of 2014, and are up $111.0 million since year-end 2008. The net increase in both interest-bearing checking accounts and money market deposit accounts over the past several years reflects the success of our enhanced products and marketing programs, as well as relatively aggressive rates, which resulted in many new individual, business and municipality deposits and increased balances from existing deposit account holders and transfers from maturing certificates of deposit. The decline in interest-bearing checking accounts during the first three months of 2014 primarily reflects lower rates being offered on these deposit types and certain individuals using portions of their balances for things such as real estate and car purchases. Savings deposits increased $2.2 million during the first three months of 2014, and are up $4.9 million since year-end 2008. We typically experience relatively large balance fluctuations in our savings deposit products, primarily reflecting periodic deposits and withdrawals from several local municipal customers, as well as from certain municipal depositors transferring funds between savings accounts, certificates of deposit and repurchase agreements.

Certificates of deposit purchased by customers located within our market areas increased $8.4 million during the first three months of 2014, and have increased $71.7 million since year-end 2008. A majority of the increase during the first quarter of 2014 reflects the transfer of funds from noninterest-bearing checking accounts from one commercial loan/deposit relationship, while the remaining increase since year-end 2008 primarily reflects our enhanced marketing campaigns and savings accounts transfers from certain municipal customers. Deposits obtained from customers located outside of our market areas decreased $22.6 million during the first three months of 2014, and have declined $938.7 million since year-end 2008. As of March 31, 2014, out-of-area deposits totaled $190.6 million. Out-of-area deposits primarily consist of certificates of deposit obtained from depositors located outside our market areas and placed by deposit brokers for a fee, but also include certificates of deposit obtained from the deposit owners directly. The owners of out-of-area deposits include individuals, businesses and municipalities located throughout the United States. The significant decline in out-of-area deposits since year-end 2008 primarily reflects the influx of cash resulting from the reduction in total loans and increase in local deposits.

58.

MERCANTILE BANK CORPORATION

Repurchase agreements decreased $6.1 million during the first three months of 2014, totaling $63.2 million as of March 31, 2014. However, reflecting an enhanced relationship with a certain customer, average repurchase agreements during the first quarter of 2014 were $76.4 million. This particular customer receives significant periodic deposits, and then generally distributes those funds over the following two-week period. As part of our sweep account program, collected funds from certain business noninterest-bearing checking accounts are invested into over-night interest-bearing repurchase agreements. Such repurchase agreements are not deposit accounts and are not afforded federal deposit insurance.

FHLB advances were unchanged during the first three months of 2014, and are down $225.0 million since year-end 2008. As of March 31, 2014, FHLB advances totaled $45.0 million. The decline in FHLB advances since year-end 2008 primarily reflects the influx of cash resulting from the reduction in total loans and increase in local deposits. The FHLB advances are collateralized by residential mortgage loans, first mortgage liens on multi-family residential property loans, first mortgage liens on commercial real estate property loans, and substantially all other assets of our bank, under a blanket lien arrangement. Our borrowing line of credit as of March 31, 2014 totaled about $179 million, with availability approximating $129 million.

Liquidity

Liquidity is measured by our ability to raise funds through deposits, borrowed funds, and capital, or cash flow from the repayment of loans and securities. These funds are used to fund loans, meet deposit withdrawals, maintain reserve requirements and operate our company. Liquidity is primarily achieved through local and out-of-area deposits and liquid assets such as securities available for sale, matured and called securities, federal funds sold and interest-bearing balances. Asset and liability management is the process of managing our balance sheet to achieve a mix of earning assets and liabilities that maximizes profitability, while providing adequate liquidity.

To assist in providing needed funds, we have regularly obtained monies from wholesale funding sources. Wholesale funds, primarily comprised of deposits from customers outside of our market areas and advances from the FHLB, totaled $235.6 million, or 19.4% of combined deposits and borrowed funds, as of March 31, 2014, compared to $258.1 million, or 20.9% of combined deposits and borrowed funds as of December 31, 2013, and $1.41 billion, or 71.5% of combined deposits and borrowed funds as of December 31, 2008. The significant decline since year-end 2008 primarily reflects the influx of cash resulting from the reduction in total loans and increased local deposits.

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

59.

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

As part of our sweep account program, collected funds from certain business noninterest-bearing checking accounts are invested into over-night interest-bearing repurchase agreements. Such repurchase agreements are not deposit accounts and are not afforded federal deposit insurance. Repurchase agreements decreased $6.1 million during the first three months of 2014, totaling $63.2 million as of March 31, 2014. However, reflecting an enhanced relationship with a certain customer, average repurchase agreements during the first quarter of 2014 were $76.4 million. This particular customer receives significant periodic deposits, and then generally distributes those funds over the following two-week period. Information regarding our repurchase agreements as of March 31, 2014 and during the first three months of 2014 is as follows:

Outstanding balance at March 31, 2014	$63,165,000
Weighted average interest rate at March 31, 2014	0.13%
Maximum daily balance three months ended March 31, 2014	$91,303,000
Average daily balance for three months ended March 31, 2014	$76,412,000
Weighted average interest rate for three months ended March 31, 2014	0.12%

As a member of the FHLB, we have access to the FHLB advance borrowing programs. FHLB advances were unchanged during the first three months of 2014, and are down $225.0 million since year-end 2008. As of March 31, 2014, FHLB advances totaled $45.0 million. The decline in FHLB advances since year-end 2008 primarily reflects the influx of cash resulting from the reduction in total loans and increase in local deposits. Based on available collateral at March 31, 2014, we could borrow an additional $129.4 million.

We also have the ability to borrow up to $38.0 million on a daily basis through correspondent banks using established unsecured federal funds purchased lines of credit. We did not access these lines of credit during first three months of 2014; in fact, we have not accessed the lines of credit since January of 2010. In contrast, federal funds sold averaged $108.3 million during the first three months of 2014 and $83.5 million, $75.7 million, and $78.6 million during 2013, 2012 and 2011, respectively. Given the volatile market and stressed economic conditions, we have been operating with a higher than normal balance of federal funds sold over the past several years.

60.

MERCANTILE BANK CORPORATION

Reflecting our improved operating performance and financial condition, we expect to reduce the level of average federal funds sold in future periods, likely to an average of 3.0% to 4.0% of average earning assets; however, until market and economic conditions return to more normalized levels, the average balance of federal funds sold will likely remain well above our historical average of less than 1.0%.

We have a line of credit through the Discount Window of the Federal Reserve Bank of Chicago. Using a substantial majority of our tax-exempt municipal securities as collateral, we could have borrowed up to $14.5 million as of March 31, 2014. We did not utilize this line of credit during the first three months of 2014 or at any time during the previous five fiscal years, and do not plan to access this line of credit in future periods.

The following table reflects, as of March 31, 2014, significant fixed and determinable contractual obligations to third parties by payment date, excluding accrued interest:

	One Year	One to	Three to	Over
	or Less	Three Years	Five Years	Five Years	Total

Deposits without a stated maturity	$611,426,000	$0	$0	$0	$611,426,000
Certificates of deposit	204,624,000	179,164,000	113,037,000	0	496,825,000
Short-term borrowings	63,165,000	0	0	0	63,165,000
Federal Home Loan Bank advances	0	10,000,000	35,000,000	0	45,000,000
Subordinated debentures	0	0	0	32,990,000	32,990,000
Other borrowed money	0	0	0	1,678,000	1,678,000

In addition to normal loan funding and deposit flow, we must maintain liquidity to meet the demands of certain unfunded loan commitments and standby letters of credit. As of March 31, 2014, we had a total of $500.5 million in unfunded loan commitments and $19.4 million in unfunded standby letters of credit. Of the total unfunded loan commitments, $300.1 million were commitments available as lines of credit to be drawn at any time as customers’ cash needs vary, and $200.4 million were for loan commitments generally expected to close and become funded within the next twelve months. The level of commitments to make loans over the past several years had declined significantly when compared to historical levels, primarily reflecting stressed economic conditions; however, the $200.4 million level at March 31, 2014 is substantially higher when compared to the levels over the past several years. The increase primarily reflects our expanded sales efforts and improved economic conditions. We regularly monitor fluctuations in loan balances and commitment levels, and include such data in our overall liquidity management.

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

Capital Resources

Shareholders’ equity was $157.7 million at March 31, 2014, compared to $153.3 million at December 31, 2013. The $4.4 million increase during the first three months of 2014 was primarily due to net income of $3.6 million and a $1.7 million increase in the market value of our available for sale securities, the latter primarily reflecting the impact of lower medium- and longer-term market interest rates. Negatively impacting shareholder’s equity during the first quarter of 2014 were cash dividends on common shares totaling $1.0 million.

61.

MERCANTILE BANK CORPORATION

We and our bank are subject to regulatory capital requirements administered by state and federal banking agencies. Failure to meet the various capital requirements can initiate regulatory action that could have a direct material effect on the financial statements. The increase in shareholders’ equity during the first three months of 2014 provided for improved regulatory capital ratios, and our bank remains “well capitalized.” As of March 31, 2014, our bank’s total risk-based capital ratio was 16.0%, compared to 15.7% at December 31, 2013. Our bank’s total regulatory capital, consisting of Tier 1 capital plus a portion of the allowance, increased $5.9 million during the first three months of 2014, primarily reflecting net income of $4.1 million and a $3.3 million decrease in the amount of ineligible net deferred tax asset, which more than offset $1.6 million in cash dividends paid. Our bank’s total risk-based capital ratio was also impacted by a $10.5 million increase in total risk-weighted assets, primarily resulting from the growth in commercial loans. As of March 31, 2014, our bank’s total regulatory capital equaled $196.4 million, or approximately $74 million in excess of the 10.0% minimum which is among the requirements to be categorized as “well capitalized.” Our and our bank’s capital ratios as of March 31, 2014 and December 31, 2013 are disclosed in Note 12 of the Notes to Condensed Consolidated Financial Statements.

Our and our bank’s ability to pay cash and stock dividends is subject to limitations under various laws and regulations and to prudent and sound banking practices. On January 16, 2014, our Board of Directors declared a cash dividend on our common stock in the amount of $0.12 per share that was paid on March 10, 2014 to shareholders of record as of February 10, 2014.

Results of Operations

We recorded net income of $3.6 million for the first quarter of 2014 ($0.41 per basic and diluted share), compared to net income of $4.4 million ($0.51 per basic share and $0.50 per diluted share) recorded during the first quarter 2013. The results for the first quarter of 2014 and the prior-year first quarter include costs associated with our pending merger with Firstbank Corporation. On an after-tax basis, we expensed $0.3 million during the first three months of 2014 and a negligible amount during the first three months of 2013. We expect to expense further merger-related costs during the next two quarters, although the exact amounts and timing are not currently known.

The decline in net income in the first quarter of 2014 compared to the prior-year first quarter resulted from higher overhead costs, decreased net interest income, and lower noninterest income. The increase in overhead costs primarily resulted from higher salary and benefit expenses and merger-related costs, while the decrease in net interest income in large part reflects a lower net interest margin. Salary and benefit expenses were higher due to the hiring of additional staff members over the past year and officer merit pay increases. The decline in the net interest margin primarily reflects a lower yield on commercial loans and a higher level of low-yielding federal funds sold. The decreased yield on commercial loans was primarily due to newly originated and renewed loans being generally extended at rates that were lower than the average rate on the existing portfolio, in large part reflecting the ongoing low interest rate environment and competitive marketplace. The lower level of noninterest income was mainly due to decreased residential mortgage banking fee income, rental income on foreclosed properties, and bank owned life insurance income.

The factors noted above that negatively impacted net income were partially offset by a larger negative provision expense. The continued improvement in the quality of our loan portfolio, recoveries of prior period loan charge-offs, and reversals of specific reserves, have produced a positive impact on our loan loss reserve calculations and allowed us to make negative provisions to the loan loss reserve during the first quarter of 2014 and the respective 2013 period.

62.

MERCANTILE BANK CORPORATION

Costs associated with the administration and resolution of problem assets were slightly negative in the first quarter of 2014 and a nominal amount during the prior-year first quarter primarily due to gains on sales of other real estate, which are netted against these costs. Excluding the impact of these gains, problem asset costs still decreased in the first quarter of 2014 compared to the respective 2013 period as the level of problem assets continued to decline.

Interest income during the first quarter of 2014 was $13.6 million, a decrease of $0.6 million, or 4.4%, from the $14.2 million earned during the first quarter of 2013. The reduction in interest income was attributable to a declining yield on earning assets, which was partially offset by an increase in earning assets.

During the first quarter of 2014 and 2013, earning assets had a weighted average yield (tax equivalent-adjusted basis) of 4.20% and 4.55%, respectively. The decline in earning asset yield resulted from a decreased yield on average loans, and to a much lesser extent, a change in average earning asset mix involving an increase in low-yielding average federal funds sold as a percentage of average earning assets. A higher yield on average securities partially offset the reduction in earning asset yield resulting from the decreased yield on average loans and the change in earning asset mix.

The yield on average loans was 4.63% in the first quarter of 2014 compared to 5.05% in the respective 2013 period. The lower yield on average loans mainly resulted from a decreased yield on average commercial loans, which equaled 4.65% in the current-year first quarter compared to 5.07% in the prior-year first quarter. The commercial loan yield was negatively impacted by newly originated and renewed loans being generally extended at rates that were lower than the average rate on the existing portfolio, in large part reflecting the ongoing low interest rate environment and competitive marketplace. The commercial loan yield was also negatively impacted by the lowering of rates on certain commercial loans throughout 2013 and into 2014 as a result of borrowers warranting decreased loan rates due to improved financial performance and a reduction in commercial loan prepayment fees, which totaled less than $0.1 million in the first quarter of 2014 compared to $0.3 million in the prior-year first quarter. A declining level of nonaccrual loans helped to offset the negative impact of these factors on the commercial loan yield.

Average loans equaled 80.2% of average earning assets during the first quarter of 2014, while average securities, federal funds sold, and interest-bearing deposit balances equaled 11.1%, 8.2%, and 0.5%, respectively. During the first quarter of 2013, average loans, securities, federal funds sold, and interest-bearing deposit balances represented 80.7%, 11.7%, 6.8%, and 0.8%, respectively, of average earning assets.

The yield on average securities was 4.08% in the first quarter of 2014 compared to 3.84% in the respective 2013 period. The higher yield on average securities primarily resulted from an increased yield on U.S. Government agency bonds, primarily reflecting an increase in market interest rates, and an increased yield on other securities, mainly reflecting a higher yield on FHLB stock. The yield on U.S. Government agency bonds was 3.54% in the first quarter of 2014 compared to 3.25% in the first quarter of 2013, while the yield on other securities was 5.13% and 2.70% in the respective periods. Medium- and longer-term market interest rates increased significantly during mid and late 2013, in large part reflecting modified forecasts and commentary from the Federal Open Markets Committee and other major market participants relating to future economic conditions. Purchases of U.S. Government agency bonds with higher yields during mid and late 2013 using proceeds received from called bonds of the same type and principal paydowns on mortgage-backed securities positively impacted the yield on average securities. The bond purchases were necessary to meet pledging requirements and internal funds management policy guidelines. In addition to paying a regular quarterly dividend in the first quarter of 2014, the FHLB declared and paid a special dividend of 2.0%. A decline in the market value of the available for sale securities portfolio during 2013 also positively impacted the portfolio yield.

63.

MERCANTILE BANK CORPORATION

The average net unrealized loss on available for sale securities equaled $7.0 million during the first quarter of 2014, while the average net unrealized gain on available for sale securities equaled $3.2 million during the first quarter of 2013. A shift in the securities portfolio mix from higher-yielding municipal, mortgage-backed and other securities to lower-yielding agency bonds negatively impacted the yield on securities. Average U.S. Government agency bonds, municipal securities, other securities, and mortgage-backed securities represented 69.9%, 12.1%, 9.1%, and 8.9%, respectively, of average total securities during the first quarter of 2014 compared to 53.4%, 16.4%, 16.4%, and 13.8%, respectively, during the first quarter of 2013.

During the first quarter of 2014, earning assets averaged $1.32 billion, an increase of $42.5 million, or 3.3%, from the $1.28 billion in average earning assets during the first quarter of 2013. Average loans were up $27.5 million, average federal funds sold increased $22.1 million, average interest-bearing deposit balances decreased $4.5 million, and average securities declined $2.6 million.

Interest expense during the first quarter of 2014 was $2.5 million, a decrease of $0.2 million, or 8.4%, from the $2.7 million expensed during the first quarter of 2013. The reduction in interest expense was attributable to a decline in the weighted average cost of interest-bearing liabilities and, to a much lesser extent, a decrease in the volume of average interest-bearing liabilities.

During the first quarter of 2014 and 2013, interest-bearing liabilities had a weighted average rate of 0.98% and 1.05%, respectively. The lower weighted average cost of interest-bearing liabilities was primarily due to decreases in the costs of various certificate of deposit account categories. Market interest rates began falling in the latter part of 2007 and have remained low since. Maturing fixed-rate certificates of deposit were renewed at lower rates, replaced by lower-costing funds, or allowed to runoff during 2013 and the first three months of 2014.

During the first quarter of 2014, interest-bearing liabilities averaged $1.05 billion, or $13.1 million lower than average interest-bearing liabilities of $1.06 billion during the prior-year first quarter. Average interest-bearing deposits were down $32.0 million, while average FHLB advances increased $10.0 million, short-term borrowings increased $8.7 million, and average other borrowings increased $0.2 million.

Net interest income during the first quarter of 2014 was $11.1 million, a decrease of $0.4 million, or 3.4%, from the $11.5 million earned during the first quarter of 2013. The decrease in net interest income was due to a lower net interest margin, which was partially offset by an increase in earning assets.

The net interest margin during the first quarter of 2014 was 3.42%, down from 3.68% during the first quarter of 2013. The lower net interest margin reflects a decreased yield on earning assets, which more than offset a reduction in the cost of funds. The decline in earning asset yield resulted from a decreased yield on average loans and a change in average earning asset mix involving an increase in low-yielding average federal funds sold as a percentage of average earning assets. Excess liquidity had a negative impact of approximately 15 basis points on the net interest margin during the first quarter of 2014. An increased yield on average securities partially offset the reduction in earning asset yield resulting from the decreased yield on average loans and the change in earning asset mix. The cost of funds was 0.78% in the first quarter of 2014, down from 0.87% in the first quarter of 2013 primarily due to decreases in the costs of various certificate of deposit account categories and certain non-certificate of deposit accounts and a change in funding mix, most notably a decrease in higher-costing average certificates of deposit and increases in certain lower-costing non-certificate of deposit accounts, noninterest-bearing deposit accounts, and repurchase agreements as a percentage of average total funding sources. Maturing fixed-rate certificates of deposit were renewed at lower rates, replaced by lower-costing funds, or allowed to runoff during 2013 and the first three months of 2014.

64.

MERCANTILE BANK CORPORATION

In addition, the lowering of interest rates on certain non-certificate of deposit accounts in the latter part of the fourth quarter of 2013 positively impacted the cost of funds in the first quarter of 2014.

The following table sets forth certain information relating to our consolidated average interest-earning assets and interest-bearing liabilities and reflects the average yield on assets and average cost of liabilities for the first quarter of 2014 and 2013. Such yields and costs are derived by dividing income or expense by the average daily balance of assets or liabilities, respectively, for the period presented. Tax-exempt securities interest income and yield have been computed on a tax equivalent basis using a marginal tax rate of 35%. Securities interest income was increased by $84,000 and $136,000 in the first quarter of 2014 and 2013, respectively, for this adjustment.

	Quarters ended March 31,
	2 0 1 4			2 0 1 3
	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate
	(dollars in thousands)
ASSETS
Loans	$1,059,595	$12,099	4.63%	$1,032,066	$12,846	5.05%
Investment securities	147,164	1,501	4.08	149,721	1,438	3.84
Federal funds sold	108,332	68	0.25	86,285	54	0.25
Interest-bearing deposits	6,221	4	0.26	10,752	7	0.28
Total interest - earning assets	1,321,312	13,672	4.20	1,278,824	14,345	4.55

Allowance for loan losses	(22,558)			(28,623)
Other assets	121,758			138,699

Total assets	$1,420,512			$1,388,900

LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing deposits	$890,698	$2,035	0.93%	$922,653	$2,320	1.02%
Short-term borrowings	76,412	22	0.12	67,762	20	0.12
Federal Home Loan Bank advances	45,000	150	1.34	35,000	118	1.35
Other borrowings	34,631	317	3.66	34,469	297	3.45
Total interest-bearing liabilities	1,046,741	2,524	0.98	1,059,884	2,755	1.05

Noninterest-bearing deposits	214,037			176,343
Other liabilities	4,661			4,890
Shareholders’ equity	155,073			147,783

Total liabilities and shareholders’ equity	$1,420,512			$1,388,900

Net interest income		$11,148			$11,590

Net interest rate spread			3.22%			3.50%
Net interest spread on average assets			3.18%			3.38%
Net interest margin on earning assets			3.42%			3.68%

65.

MERCANTILE BANK CORPORATION

A negative loan loss provision expense of $1.9 million was recorded during the first quarter of 2014, compared to a negative provision expense of $1.5 million during the first quarter of 2013. The negative provision expense reflects recoveries of previously charged-off loans, reversals of specific reserves, a reduced level of loan-rating downgrades, and ongoing loan-rating upgrades as the quality of the loan portfolio continued to improve. Continued progress in the stabilization of economic and real estate market conditions and resulting collateral valuations also positively impacted provision expense.

Recoveries of previously charged-off loans totaled $0.6 million during the first quarter of 2014, while loan charge-offs not specifically reserved for in prior periods amounted to $0.1 million, resulting in a net positive impact of $0.5 million on provision expense. Net loan recoveries of $33,000 were recorded during the first quarter of 2014, compared to net loan charge-offs of $1.1 million during the prior-year first quarter. Of the $0.6 million in gross loans charged-off during the first three months of 2014, $0.5 million, or 82.6%, represents the elimination of specific reserves that were established through provision expense in earlier periods. Nonperforming loans totaled $6.3 million, or 0.6% of total loans, as of March 31, 2014, compared to $12.4 million, or 1.2% of total loans, as of March 31, 2013. The allowance, as a percentage of total loans outstanding, was 2.0% as of March 31, 2014, compared to 2.2% as of December 31, 2013 and 2.6% as of March 31, 2013.

Noninterest income during the first quarter of 2014 was $1.5 million, a decrease of $0.3 million, or 17.6%, from the $1.8 million earned during the first quarter of 2013. The decrease in noninterest income was mainly due to lower residential mortgage banking fee income, rental income from foreclosed properties, and bank owned life insurance income. The level of refinance activity declined in 2013 and the first quarter of 2014 as many qualifying borrowers had already refinanced prior to 2013. Residential mortgage rates, which were relatively stable during the first few months of 2013, began increasing during the latter part of the second quarter and into the third quarter and remained at these higher levels during the rest of 2013 and the first three months of 2014. A reduction in the number of foreclosed properties, reflecting ongoing sales of these properties, resulted in the decreased rental income, while the decline in earnings on bank owned life insurance primarily resulted from reduced investment yields, as paydowns on mortgage-backed securities were reinvested into similar securities with lower rates.

Noninterest expense during the first quarter of 2014 was $9.2 million, an increase of $0.6 million, or 7.3%, from the $8.6 million expensed during the first quarter of 2013 primarily due to higher salary and benefit expenses and merger-related costs. Salary and benefit expenses totaled $5.2 million during the first quarter of 2014, an increase of $0.4 million, or 7.7%, from the $4.8 million expensed during the prior-year first quarter mainly due to the hiring of additional staff members over the past year and officer merit pay increases. As of March 31, 2014, full-time equivalent employees numbered 244, up from 231 as of March 31, 2013. Merger-related costs were $0.4 million in the first quarter of 2014 compared to a negligible amount in the first quarter of 2013.

Problem asset administration and resolution costs were slightly negative during the first quarter of 2014 and $0.1 million during the respective 2013 period. Gains on sales of other real estate owned, which are netted against problem asset costs, totaled $0.3 million in the first quarter of 2014 compared to $0.7 million during the first quarter of 2013. Excluding these gains, problem asset costs totaled $0.3 million in the first quarter of 2014 compared to $0.9 million in prior-year first quarter.

During the first quarter of 2014, we recorded income before federal income tax of $5.3 million and a federal income tax expense of $1.7 million. During the first quarter of 2013, we recorded income before federal income tax of $6.2 million and a federal income tax expense of $1.8 million. The decrease in federal income tax expense in the first quarter of 2014 resulted from the lower level of income before federal income tax, which was partially offset by an increase in our effective tax rate from 29.0% in the first quarter of 2013 to 32.0% in the first quarter of 2014.

66.

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

67.

MERCANTILE BANK CORPORATION

The following table depicts our GAP position as of March 31, 2014:

	Within	Three to	One to	After
	Three	Twelve	Five	Five
	Months	Months	Years	Years	Total
Assets:
Commercial loans (1)	$194,301,000	$132,037,000	$628,027,000	$41,046,000	$995,411,000
Residential real estate loans	24,771,000	4,549,000	24,600,000	15,059,000	68,979,000
Consumer loans	1,427,000	58,000	683,000	238,000	2,406,000
Securities (2)	14,102,000	1,516,000	12,323,000	125,117,000	153,058,000
Federal funds sold	77,829,000	0	0	0	77,829,000
Interest-bearing deposits	5,545,000	0	750,000	0	6,295,000
Allowance for loan losses	0	0	0	0	(20,954,000)
Other assets	0	0	0	0	130,491,000
Total assets	317,975,000	138,160,000	666,383,000	181,460,000	$1,413,515,000

Liabilities:
Interest-bearing checking	189,971,000	0	0	0	189,971,000
Savings deposits	54,815,000	0	0	0	54,815,000
Money market accounts	135,931,000	0	0	0	135,931,000
Time deposits under $100,000	6,420,000	13,009,000	26,477,000	0	45,906,000
Time deposits $100,000 & over	47,882,000	137,313,000	265,724,000	0	450,919,000
Short-term borrowings	63,165,000	0	0	0	63,165,000
Federal Home Loan Bank advances	0	0	45,000,000	0	45,000,000
Other borrowed money	34,668,000	0	0	0	34,668,000
Noninterest-bearing checking	0	0	0	0	230,709,000
Other liabilities	0	0	0	0	4,742,000
Total liabilities	532,852,000	150,322,000	337,201,000	0	1,255,826,000
Shareholders' equity	0	0	0	0	157,689,000
Total liabilities & shareholders' equity	532,852,000	150,322,000	337,201,000	0	$1,413,515,000

Net asset (liability) GAP	$(214,877,000)	$(12,162,000)	$329,182,000	$181,460,000

Cumulative GAP	$(214,877,000)	$(227,039,000)	$102,143,000	$283,603,000

Percent of cumulative GAP to total assets	(15.2% )	(16.1% )	7.2%	20.1%

(1)	Floating rate loans that are currently at interest rate floors are treated as fixed rate loans and are reflected using maturity date and not repricing frequency.
(2)	Mortgage-backed securities are categorized by average life calculations based upon prepayment trends as of March 31, 2014.

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

68.

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

We conducted multiple simulations as of March 31, 2014, in which it was assumed that changes in market interest rates occurred ranging from up 400 basis points to down 400 basis points in equal quarterly instalments over the next twelve months. The following table reflects the suggested impact on net interest income over the next twelve months in comparison to estimated net interest income based on our balance sheet structure, including the balances and interest rates associated with our specific loans, securities, deposits and borrowed funds, as of March 31, 2014. The resulting estimates are well within our policy parameters established to manage and monitor interest rate risk.

	Dollar Change	Percent Change
	In Net	In Net
Interest Rate Scenario	Interest Income	Interest Income

Interest rates down 400 basis points	$(3,420,000)	(7.7% )
Interest rates down 300 basis points	(2,920,000)	(6.5)
Interest rates down 200 basis points	(2,550,000)	(5.7)
Interest rates down 100 basis points	(2,030,000)	(4.5)
No change in interest rates	(590,000)	(1.3)
Interest rates up 100 basis points	450,000	1.0
Interest rates up 200 basis points	1,530,000	3.4
Interest rates up 300 basis points	2,600,000	5.8
Interest rates up 400 basis points	3,170,000	7.1

The resulting estimates have been significantly impacted by the current interest rate and economic environments, as adjustments have been made to critical model inputs with regards to traditional interest rate relationships. This is especially important as it relates to floating rate commercial loans and brokered certificates of deposit, which comprise a sizable portion of our balance sheet.

69.

MERCANTILE BANK CORPORATION

As of March 31, 2014, the Mercantile Bank Prime Rate was 4.50% as compared to the Wall Street Journal Prime Rate of 3.25%. Historically, the two indices have been equal; however, we elected not to reduce the Mercantile Bank Prime Rate in late October and mid-December of 2008 when the Wall Street Journal Prime Rate declined by 50 and 75 basis points, respectively. In conducting our simulations since year-end 2008, we have made the assumption that the Mercantile Bank Prime Rate will remain unchanged until the Wall Street Journal Prime Rate equals the Mercantile Bank Prime Rate, at which time the two indices will remain equal in the increasing interest rate scenarios. One of our key interest rate goals has been to reduce the negative impact this repricing gap will likely have on our net interest income in an increasing interest rate environment. Starting in early 2011, we initiated a program to convert certain commercial loan relationships from the Mercantile Bank Prime Rate to the Wall Street Journal Prime Rate. As of March 31, 2014, approximately 82% of our floating rate commercial loans were tied to the Wall Street Journal Prime Rate, compared to less than 5% at year-end 2010. Although this program has a short-term negative impact on net interest income as the conversion generally involves an interest rate reduction on the affected commercial loans, it will have a positive impact on net interest income in a rising interest rate environment as the affected commercial loans will be subject to increased repricing sooner than otherwise.

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

Item 4. Controls and Procedures

As of March 31, 2014, an evaluation was performed under the supervision of and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of March 31, 2014.

There have been no changes in our internal control over financial reporting during the quarter ended March 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

70.

MERCANTILE BANK CORPORATION

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, we may be involved in various legal proceedings that are incidental to our business. In our opinion, we are not a party to any current legal proceedings that are material to our financial condition, either individually or in the aggregate.

Item 1A. Risk Factors.

There have been no material changes in our risk factors from those previously disclosed in our annual report on Form 10-K for the year ended December 31, 2013, and incorporated therein by reference.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

We made no unregistered sale of equity securities, nor did we purchase our equity securities, during the quarter ended March 31, 2014.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Not applicable.

71.

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

10.1	2014 Mercantile Executive Officer Bonus Plan, incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed February 24, 2014

31	Rule 13a-14(a) Certifications

32.1	Section 1350 Chief Executive Officer Certification

32.2	Section 1350 Chief Financial Officer Certification

101

The following financial information from Mercantile’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Income, (iii) the Condensed Consolidated Statements of Comprehensive Income, (iv) the Condensed Consolidated Statements of Changes in Shareholders’ Equity, (v) the Condensed Consolidated Statements of Cash Flows, and (vi) the Notes to Condensed Consolidated Financial Statements

72.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on April 30, 2014.

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

10.1	2014 Mercantile Executive Officer Bonus Plan, incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed February 24, 2014

31	Rule 13a-14(a) Certifications

32.1	Section 1350 Chief Executive Officer Certification

32.2	Section 1350 Chief Financial Officer Certification

101

The following financial information from Mercantile’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Income, (iii) the Condensed Consolidated Statements of Comprehensive Income, (iv) the Condensed Consolidated Statements of Changes in Shareholders’ Equity, (v) the Condensed Consolidated Statements of Cash Flows, and (vi) the Notes to Condensed Consolidated Financial Statements