Form 10-Q
period 2014-06-30
MERCANTILE BANK CORP
filed 2014-08-08
CIK 1042729

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

Yes   X        No ___

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

 Yes    X       No ___

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ___	Accelerated filer X
Non-accelerated filer	Smaller reporting company __

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes             No   X

At August 8, 2014, there were 16,851,320 shares of common stock outstanding.

MERCANTILE BANK CORPORATION

MERCANTILE BANK CORPORATION

PART I --- FINANCIAL INFORMATION

Item 1. Financial Statements

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2014	2013
	(Unaudited)	(Audited)
ASSETS
Cash and due from banks	$58,730,000	$17,149,000
Interest-bearing deposits	48,150,000	6,389,000
Federal funds sold	11,973,000	123,427,000
Total cash and cash equivalents	118,853,000	146,965,000

Securities available for sale	475,275,000	131,178,000
Federal Home Loan Bank stock	19,226,000	11,961,000

Loans	2,073,482,000	1,053,243,000
Allowance for loan losses	(20,856,000)	(22,821,000)
Loans, net	2,052,626,000	1,030,422,000

Premises and equipment, net	49,003,000	24,898,000
Bank owned life insurance	55,693,000	51,377,000
Goodwill	50,870,000	0
Core deposit intangible	17,213,000	0
Net deferred tax asset	9,238,000	17,754,000
Accrued interest receivable	7,711,000	3,649,000
Other real estate owned and repossessed assets	2,878,000	2,851,000
Other assets	20,696,000	5,911,000

Total assets	$2,879,282,000	$1,426,966,000

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits
Noninterest-bearing	$515,646,000	$224,580,000
Interest-bearing	1,787,615,000	894,331,000
Total deposits	2,303,261,000	1,118,911,000

Securities sold under agreements to repurchase	124,108,000	69,305,000
Federal Home Loan Bank advances	57,044,000	45,000,000
Subordinated debentures	54,131,000	32,990,000
Other borrowed money	14,348,000	1,620,000
Accrued interest and other liabilities	10,252,000	5,815,000
Total liabilities	2,563,144,000	1,273,641,000

Shareholders' equity
Preferred stock, no par value; 1,000,000 shares authorized; none issued	0	0
Common stock, no par value; 40,000,000 shares authorized; 16,839,175 shares outstanding at June 30, 2014 and 8,739,108 shares outstanding at December 31, 2013	318,452,000	162,999,000
Retained earnings (deficit)	673,000	(4,101,000)
Accumulated other comprehensive income (loss)	(2,987,000)	(5,573,000)
Total shareholders’ equity	316,138,000	153,325,000

Total liabilities and shareholders’ equity	$2,879,282,000	$1,426,966,000

See accompanying notes to condensed consolidated financial statements.

1.

MERCANTILE BANK CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Interest income
Loans, including fees	$16,657,000	$12,687,000	$28,756,000	$25,533,000
Securities, taxable	1,393,000	1,007,000	2,627,000	2,014,000
Securities, tax-exempt	374,000	257,000	557,000	552,000
Federal funds sold	41,000	35,000	109,000	89,000
Interest-bearing deposits	17,000	6,000	21,000	13,000
Total interest income	18,482,000	13,992,000	32,070,000	28,201,000

Interest expense
Deposits	2,272,000	2,223,000	4,307,000	4,543,000
Short-term borrowings	27,000	19,000	49,000	39,000
Federal Home Loan Bank advances	156,000	119,000	306,000	238,000
Other borrowings	474,000	319,000	791,000	615,000
Total interest expense	2,929,000	2,680,000	5,453,000	5,435,000

Net interest income	15,553,000	11,312,000	26,617,000	22,766,000

Provision for loan losses	(700,000)	(1,500,000)	(2,600,000)	(3,000,000)

Net interest income after provision for loan losses	16,253,000	12,812,000	29,217,000	25,766,000

Noninterest income
Services charges on accounts	522,000	384,000	887,000	758,000
Earnings on bank owned life insurance	282,000	350,000	581,000	688,000
Mortgage banking activities	349,000	225,000	412,000	477,000
Rental income from other real estate owned	43,000	156,000	99,000	355,000
Other income	1,092,000	657,000	1,815,000	1,321,000
Total noninterest income	2,288,000	1,772,000	3,794,000	3,599,000

Noninterest expense
Salaries and benefits	7,037,000	4,981,000	12,267,000	9,838,000
Occupancy	914,000	624,000	1,626,000	1,282,000
Furniture and equipment	368,000	256,000	615,000	512,000
FDIC insurance costs	224,000	175,000	401,000	420,000
Problem asset costs	(36,000)	279,000	(56,000)	410,000
Merger-related costs	3,453,000	46,000	3,830,000	60,000
Other expense	4,106,000	2,452,000	6,590,000	4,875,000
Total noninterest expenses	16,066,000	8,813,000	25,273,000	17,397,000

Income before federal income tax expense	2,475,000	5,771,000	7,738,000	11,968,000

Federal income tax expense	966,000	1,755,000	2,649,000	3,552,000

Net income	$1,509,000	$4,016,000	$5,089,000	$8,416,000

Basic earnings per share	$0.13	$0.46	$0.50	$0.97
Diluted earnings per share	$0.13	$0.46	$0.50	$0.97
Cash dividends per share	$2.12	$0.11	$2.24	$0.21

Average basic shares outstanding	$11,406,908	$8,705,667	$10,080,242	$8,705,673
Average diluted shares outstanding	$11,435,867	$8,718,649	$10,094,725	$8,718,627

See accompanying notes to condensed consolidated financial statements.

2.

MERCANTILE BANK CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Net income	$1,509,000	$4,016,000	$5,089,000	$8,416,000

Other comprehensive income (loss):
Unrealized holding gains (losses) on securities available for sale	1,537,000	(3,787,000)	4,148,000	(4,789,000)
Fair value of interest rate swap	(140,000)	763,000	(126,000)	797,000
	1,397,000	(3,024,000)	4,022,000	(3,992,000)

Tax effect of unrealized holding gains (losses) on securities available for sale	(568,000)	1,325,000	(1,481,000)	1,676,000
Tax effect of fair value of interest rate swap	49,000	(266,000)	45,000	(226,000)
	(519,000)	1,059,000	(1,436,000)	1,450,000

Other comprehensive income (loss), net of tax	878,000	(1,965,000)	2,586,000	(2,542,000)

Comprehensive income	$2,387,000	$2,051,000	$7,675,000	$5,874,000

See accompanying notes to condensed consolidated financial statements.

3.

MERCANTILE BANK CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF

CHANGES IN SHAREHOLDERS’ EQUITY

(Unaudited)

				Accumulated
			Retained	Other	Total
($ in thousands)	Preferred	Common	Earnings	Comprehensive	Shareholders’
	Stock	Stock	(Deficit)	Income (Loss)	Equity

Balances, January 1, 2014	$0	$162,999	$(4,101)	$(5,573)	$153,325

Stock option exercises (5,920 shares)		75			75

Stock grants to directors for retainer fees (7,375 shares)		155			155

Stock-based compensation expense		351			351

Cash dividends ($2.24 per common share)		(20,102)	(315)		(20,417)

Common stock issued in connection with Firstbank merger (8,087,272 shares)		173,310			173,310

Stock options issued to replace existing Firstbank options at merger date		1,664			1,664

Net income for the six months ended June 30, 2014			5,089		5,089

Change in net unrealized holding gain on securities available for sale, net of tax effect				2,667	2,667

Change in fair value of interest rate swap, net of tax effect				(81)	(81)

Balances, June 30, 2014	$0	$318,452	$673	$(2,987)	$316,138

See accompanying notes to condensed consolidated financial statements.

4.

MERCANTILE BANK CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF

CHANGES IN SHAREHOLDERS’ EQUITY (Continued)

(Unaudited)

				Accumulated
			Retained	Other	Total
($ in thousands)	Preferred	Common	Earnings	Comprehensive	Shareholders’
	Stock	Stock	(Deficit)	Income (Loss)	Equity

Balances, January 1, 2013	$0	$166,074	$(21,134)	$1,650	$146,590

Employee stock purchase plan (1,098 shares)		19			19

Dividend reinvestment plan (1,954 shares)		33			33

Stock-based compensation expense		236			236

Cash dividends ($0.21 per common share)		(1,814)			(1,814)

Net income for the six months ended June 30, 2013			8,416		8,416

Change in net unrealized holding gain on securities available for sale, net of tax effect				(3,113)	(3,113)

Change in fair value of interest rate swap, net of tax effect				571	571

Balances, June 30, 2013	$0	$164,548	$(12,718)	$(892)	$150,938

See accompanying notes to condensed consolidated financial statements.

5.

MERCANTILE BANK CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months	Six Months
	Ended	Ended
	June 30, 2014	June 30, 2013
Cash flows from operating activities
Net income	$5,089,000	$8,416,000
Adjustments to reconcile net income to net cash from operating activities
Depreciation and amortization	1,967,000	1,086,000
Accretion of acquired loans	(512,000)	0
Provision for loan losses	(2,600,000)	(3,000,000)
Stock-based compensation expense	351,000	236,000
Proceeds from sales of mortgage loans held for sale	16,958,000	29,298,000
Origination of mortgage loans held for sale	(16,525,000)	(28,383,000)
Net gain from sales of mortgage loans held for sale	(383,000)	(395,000)
Net gain from sale and valuation write-down of foreclosed assets	(605,000)	(895,000)
Earnings on bank owned life insurance	(581,000)	(688,000)
Net change in:
Accrued interest receivable	312,000	214,000
Other assets	(1,678,000)	11,930,000
Accrued interest and other liabilities	(5,844,000)	(1,368,000)
Net cash from (for) operating activities	(4,051,000)	16,451,000

Cash flows from investing activities
Cash received in merger	91,806,000	0
Loan originations and payments, net	(75,655,000)	(20,433,000)
Purchases of securities available for sale	(11,679,000)	(28,973,000)
Proceeds from maturities, calls and repayments of securities available for sale	22,800,000	28,538,000
Proceeds from sales of securities available for sale	0	3,905,000
Proceeds from sales of foreclosed assets	1,940,000	5,659,000
Purchases of premises and equipment	(874,000)	(134,000)
Net cash from (for) investing activities	28,338,000	(11,438,000)

Cash flows from financing activities
Net decrease in time deposits	(15,516,000)	(51,608,000)
Net decrease in all other deposits	(29,743,000)	(22,281,000)
Net increase (decrease) in securities sold under agreements to repurchase	319,000	(7,437,000)
Net increase in other borrowed money	12,728,000	49,000
Proceeds from stock option exercises	75,000	0
Employee stock purchase plan	0	19,000
Dividend reinvestment plan	0	33,000
Stock grants to directors for retainer fee	155,000	0
Payment of cash dividends to common shareholders	(20,417,000)	(1,814,000)
Net cash for financing activities	(52,399,000)	(83,039,000)

Net change in cash and cash equivalents	(28,112,000)	(78,026,000)
Cash and cash equivalents at beginning of period	146,965,000	136,003,000
Cash and cash equivalents at end of period	$118,853,000	$57,977,000

See accompanying notes to condensed consolidated financial statements.

6.

MERCANTILE BANK CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(Unaudited)

Supplemental disclosures of cash flows information
Cash paid during the period for:
Interest	$5,336,000	$6,068,000
Federal income tax	1,400,000	0
Noncash financing and investing activities:
Transfers from loans to foreclosed assets	175,000	1,710,000

See accompanying notes to condensed consolidated financial statements.

7.

MERCANTILE BANK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.     SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation: The unaudited financial statements for the six months ended June 30, 2014 include the consolidated results of operations of Mercantile Bank Corporation and its consolidated subsidiaries. These subsidiaries include Mercantile Bank of Michigan (“our bank”) and our bank’s two subsidiaries, Mercantile Bank Real Estate Co., LLC (“our real estate company”) and Mercantile Insurance Center, Inc. (“our insurance center”). These consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and Item 303(b) of Regulation S-K and do not include all disclosures required by accounting principles generally accepted in the United States of America for a complete presentation of our financial condition and results of operations. In the opinion of management, the information reflects all adjustments (consisting only of normal recurring adjustments) which are necessary in order to make the financial statements not misleading and for a fair presentation of the results of operations for such periods. The results for the period ended June 30, 2014 should not be considered as indicative of results for a full year. For further information, refer to the consolidated financial statements and footnotes included in our annual report on Form 10-K for the year ended December 31, 2013.

We have five separate business trusts that were formed to issue trust preferred securities. Subordinated debentures were issued to the trusts in return for the proceeds raised from the issuance of the trust preferred securities. The trusts are not consolidated, but instead we report the subordinated debentures issued to the trusts as a liability.

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

Stock options for approximately 159,000 shares of common stock were included in determining diluted earnings per share for the three and six months ended June 30, 2014. Stock options for approximately 177,000 shares of common stock were antidilutive and not included in determining diluted earnings per share for the three and six months ended June 30, 2014.

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

Investments: Investments are presented at fair value as required by accounting principles. Our investment portfolio is classified as available for sale, as such: adjustments to the fair value are reported as a change in equity. If a security is deemed to be other than temporarily impaired, the adjustment to fair value is recorded through the income statement.

Securities available for sale consist of bonds and notes which might be sold prior to maturity due to changes in interest rates, prepayment risks, yield and availability of alternative investments, liquidity needs or other factors. Securities classified as available for sale are reported at their fair value and the related unrealized holding gain or loss (the difference between the fair value and amortized cost of the securities so classified) is reported in other comprehensive income. Other securities such as Federal Home Loan Bank stock are carried at cost. Interest income includes amortization of purchase premium or accretion of purchase discount. Premiums and discounts on securities are amortized or accreted on the level-yield method. Gains and losses on sales are recorded on the trade date and are determined using the specific identification method.

Declines in the fair value of securities below their cost that are other than temporary are reflected as realized losses. In estimating other-than-temporary losses, management considers: (1) the length of time and extent that fair value has been less than carrying value; (2) the financial condition and near-term prospects of the issuer; and (3) the Company’s ability and intent to hold the security for a period of time sufficient to allow for any anticipated recovery in fair value.

 (Continued)

10.

MERCANTILE BANK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.     SIGNIFICANT ACCOUNTING POLICIES (Continued)

Loans Held for Sale: Mortgage loans originated and intended for sale in the secondary market are carried at the lower of aggregate cost or market, as determined by outstanding commitments from investors. Net unrealized losses, if any, are recorded as a valuation allowance and charged to earnings. As of June 30, 2014 and December 31, 2013, we determined that the fair value of our mortgage loans held for sale approximated the recorded cost of $1.9 million and $1.1 million, respectively.

Mortgage loans held for sale are generally sold with servicing rights retained. Gains and losses on sales of mortgage loans are based on the difference between the selling price and the carrying value of the related loan sold, which is reduced by the cost allocated to the servicing right. We generally lock in the sale price to the purchaser of the loan at the same time we make a rate commitment to the borrower. These mortgage banking activities are not designated as hedges and are carried at fair value. The net gain or loss on mortgage banking derivatives is included in the gain on sale of loans. Mortgage loans serviced for others totaled $593.0 million as of June 30, 2014.

Mortgage Banking Activities: Servicing rights are recognized as assets based on the allocated fair value of retained servicing rights on loans sold. Servicing rights are carried at the lower of amortized cost or fair value and are expensed in proportion to, and over the period of, estimated net servicing income. Impairment is evaluated quarterly based on the fair value of the servicing rights, using groupings of the underlying loans as to interest rates, types of loans, loan size, term and other factors. Any temporary impairment of a grouping is reported as a valuation allowance which is recovered when impairment no longer exists. Other-than-temporary impairments are recorded as a direct write-down to the carrying value of the servicing assets.

Servicing fee income is recorded for fees earned for servicing loans. The fees are based on a contractual percentage of the outstanding principal or a fixed amount per loan and are recorded as income when earned. Amortization of mortgage servicing rights is netted against loan servicing income in the income statement.

Derivatives: Derivative financial instruments are recognized as assets or liabilities at fair value. The accounting for changes in the fair value of derivatives depends on the use of the derivatives and whether the derivatives qualify for hedge accounting. Used as part of our asset and liability management to help manage interest rate risk, our derivatives have generally consisted of interest rate swap agreements that qualified for hedge accounting. In February 2012, we entered into an interest rate swap agreement that qualifies for hedge accounting. The current outstanding interest rate swap is discussed in more detail in Note 11. We do not use derivatives for trading purposes.

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

Goodwill and Core Deposit Intangible: Goodwill results from business acquisitions and represents the excess of the purchase price over the fair value of acquired tangible assets and liabilities and identifiable intangible assets. Goodwill is assessed at least annually for impairment and any such impairment is recognized in the period identified. A more frequent assessment is performed if conditions in the market place or changes in the company’s organizational structure occur. We use a discounted income approach and a market valuation model, which compares the inherent value of our company to valuations of recent transactions in the market place to determine if our goodwill has been impaired.

The core deposit intangible that arose from the Firstbank Corporation acquisition was initially measured at fair value and is being amortized into noninterest expense over a ten-year period using the sum-of-the-years-digits methodology.

Adoption of New Accounting Standards: In January of 2014, the FASB issued ASU 2014-04, Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure. This ASU clarifies that an in substance repossession or foreclosure occurs, and a creditor is considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan, upon either (1) the creditor obtaining legal title to the residential real estate property upon completion of a foreclosure or (2) the borrower conveying all interest in the residential real estate property to the creditor to satisfy that loan through completion of a deed in lieu of foreclosure or through a similar legal agreement. The ASU also requires additional related interim and annual disclosures. The guidance in this ASU is effective for annual and interim periods beginning after December 15, 2014. The adoption of this ASU is not expected to have a material effect on our financial position or results of operations.

(Continued)

12.

MERCANTILE BANK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.     SIGNIFICANT ACCOUNTING POLICIES (Continued)

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers. This ASU establishes a comprehensive revenue recognition standard for virtually all industries under U.S. GAAP, including those that previously followed industry-specific guidance such as the real estate, construction and software industries. The revenue standard’s core principle is built on the contract between a vendor and a customer for the provision of goods and services. It attempts to depict the exchange of rights and obligations between the parties in the pattern of revenue recognition based on the consideration to which the vendor is entitled. To accomplish this objective, the standard requires five basic steps: i) identify the contract with the customer, (ii) identify the performance obligations in the contract, (iii) determine the transaction price, (iv) allocate the transaction price to the performance obligations in the contract, and (v) recognize revenue when (or as) the entity satisfies a performance obligation. This ASU is effective for annual and interim periods beginning after December 15, 2016 with three transition methods available – full retrospective, retrospective and cumulative effect approach. Adoption of this ASU is not expected to have a material effect on our financial position or results of operations.

In June 2014, the FASB issued ASU 2014-11, Repurchase-to-Maturity Transactions, Repurchase Financings, and Disclosures. This ASU requires two accounting changes. First, repurchase-to-maturity transactions will be accounted for as secured borrowing transactions on the balance sheet, rather than sales. Second, for repurchase financing arrangements, the ASU requires separate accounting for a transfer of a financial asset executed contemporaneously with (or in contemplation of) a repurchase agreement with the same counterparty, which also will generally result in secured borrowing accounting for the repurchase agreement. The ASU also introduces new disclosures to increase transparency about the types of collateral pledged for repurchase agreements, securities lending transactions, and repurchase-to-maturity transactions that are accounted for as secured borrowings. The ASU also requires a transferor to disclose information about transactions accounted for as a sale in which the transferor retains substantially all of the exposure to the economic return on the transferred financial assets through an agreement with the transferee. The accounting changes and disclosure for certain transactions accounted for as a sale are effective for the first interim or annual period beginning after December 15, 2014. The disclosure for transactions accounted for as secured borrowings is required for annual periods beginning after December 15, 2014, and for interim periods beginning after March 15, 2015. Adoption of this ASU is not expected to have a material effect on our financial position or results of operations.

2.     BUSINESS COMBINATION

We completed the merger of Firstbank Corporation (“Firstbank”), a Michigan corporation with approximately $1.5 billion in total assets and 46 branch locations, into Mercantile Bank Corporation as of June 1, 2014 (“Merger Date”). The results of operations due to the Firstbank transaction have been included in Mercantile’s financial results since the Merger Date. All of Firstbank’s common stock was converted into the right to receive one share of Mercantile common stock for each share of Firstbank common stock. The conversion of Firstbank’s common stock into Mercantile’s common stock resulted in Mercantile issuing 8,087,272 shares of its common stock. The merger provided an expanded geographic footprint for the Company and increased the size of the balance sheet wherein the combined companies can realize economies of scale and other operating efficiencies. In conjunction with the completion of the merger, Mercantile assumed the obligations of Firstbank Capital Trust I, Firstbank Capital Trust II, Firstbank Capital Trust III and Firstbank Capital Trust IV.

(Continued)

13.

MERCANTILE BANK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

2.     BUSINESS COMBINATION (Continued)

The Firstbank transaction was accounted for using the acquisition method of accounting and accordingly, assets acquired, liabilities assumed and consideration exchanged were recorded at estimated fair value on the Merger Date. Preliminary goodwill of $50.9 million was calculated as the purchase premium after adjusting for the fair value of net assets acquired and represents the value expected from the synergies created from combining the two banking organizations as well as the economies of scale expected from combining the operations of the two companies. None of the goodwill is deductible for income tax purposes as the merger is accounted for as a tax-free exchange.

The following table provides the purchase price calculation as of the Merger Date and the identifiable assets purchased and the liabilities assumed at their estimated fair values. These fair value measurements are provisional based on third-party valuations that are currently under review and are subject to refinement for up to one year after the Merger Date based on additional information that may be obtained by us that existed as of the Merger Date.

Purchase Price:

Mercantile common shares issued for Firstbank common shares	8,087,272
Price per share, based on Mercantile closing price on May 30, 2014	$21.43
Value of common stock issued	173,310,000
Replacement stock options	1,664,000
Total purchase price	$174,974,000

Preliminary Statement of Net Assets Acquired at Fair Value:

Assets
Cash and cash equivalents	$91,806,000
Securities	358,599,000
Total loans	943,662,000
Premises and equipment	24,049,000
Core deposit intangible	17,478,000
Mortgage servicing rights	7,389,000
Other assets	8,500,000
Total Assets	$1,451,483,000
Liabilities
Deposits	$1,229,609,000
Borrowings	87,615,000
Other liabilities	10,155,000
Total Liabilities	$1,327,379,000
Net Identifiable Assets Acquired		$124,104,000
Goodwill		$50,870,000

(Continued)

14.

MERCANTILE BANK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

2.     BUSINESS COMBINATION (Continued)

The fair value of mortgage servicing rights was $7.4 million at the Acquisition Date. During the month of June 2014, new servicing rights amounting to less than $0.1 million and amortization expense of $0.1 million were recorded.

Firstbank’s results of operations prior to the Merger Date are not included in our consolidated statements of income or consolidated statements of comprehensive income. The operations of the former Firstbank organization provided approximately $4.5 million in net interest income for the period from the Merger Date to June 30, 2014.

We recorded merger-related expenses of $3.5 million and $3.8 million during the three month and six month periods ended June 30, 2014, respectively. Such expenses were generally for professional services, costs related to termination of existing contractual arrangements for various services, retention and severance compensation costs, marketing and promotional expenses, travel costs, and printing and supplies costs. Virtually all of Mercantile and Firstbank’s operating systems are now integrated.

The following table provides the unaudited pro forma information for the results of operations for the three and six month periods ended June 30, 2014 and 2013, as if the acquisition had occurred on January 1 of each year. These adjustments reflect the impact of certain purchase accounting fair value measurements, primarily comprised of Firstbank’s loan and deposit portfolios. In addition, the $3.8 million in merger-related expenses noted earlier are included in each period presented. We expect to achieve further operating cost savings and other business synergies as a result of the merger which are not reflected in the pro forma amounts. These unaudited pro forma results are presented for illustrative purposes only and are not intended to represent or be indicative of the actual results of operations of the combined banking organization that would have been achieved had the merger occurred at the beginning of each period presented, nor are they intended to represent or be indicative of future results of operations.

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013

Net interest income	$15,453,000	$11,212,000	$26,417,000	$22,566,000
Noninterest expense	17,160,000	13,407,000	26,862,000	22,786,000
Net income	863,000	900,000	4,186,000	5,043,000
Net income per diluted share	0.05	0.05	0.25	0.30

In most instances, determining the fair value of the acquired assets and assumed liabilities required us to estimate cash flows expected to result from those assets and liabilities and to discount those cash flows at appropriate rates of interest. The most significant of those determinations relates to the valuation of acquired loans. For such loans, the excess of cash flows expected at acquisition over the estimated fair value is recognized as interest income over the remaining lives of the loans. The difference between contractually required payments at acquisition and the cash flows expected to be collected at acquisition reflects the impact of estimated credit losses and other factors, such as prepayments. In accordance with the applicable accounting guidance for business combinations, there was no carry-over of Firstbank’s previously established allowance for loan losses.

(Continued)

15.

MERCANTILE BANK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

2.     BUSINESS COMBINATION (Continued)

The acquired loans were divided into loans with evidence of credit quality deterioration, which are accounted for under ASC 310-30 (“acquired impaired”), and loans that do not meet this criteria, which are accounted for under ASC 310-20 (“acquired non-impaired”). In addition, the loans are further categorized into different loan pools based primarily on the type and purpose of the loan.

The provisional fair value of loans at the Acquisition Date is presented in the following table:

	Acquired	Acquired	Acquired
	Impaired	Non-Impaired	Total Loans
Commercial Loans:
Commercial & industrial	$878,000	$163,316,000	$164,194,000
Commercial real estate	12,973,000	378,016,000	390,989,000
Construction & development	1,289,000	33,726,000	35,015,000
Total Commercial Loans	$15,140,000	$575,058,000	$590,198,000

Consumer Loans:
Residential mortgages	$9,694,000	$216,653,000	$226,347,000
Instalment	167,000	61,657,000	61,824,000
Home equity lines	288,000	52,054,000	52,342,000
Construction	76,000	12,875,000	12,951,000
Total Consumer Loans	$10,225,000	$343,239,000	$353,464,000
Total Loans	$25,365,000	$918,297,000	$943,662,000

The following table presents data on acquired impaired loans at the Acquisition Date:

Acquired
Impaired

Contractual required payments	$44,936,000
Nonaccretable difference	17,057,000
Expected cash flows	27,879,000
Accretable yield	2,514,000
Carrying balance	$25,365,000

The nonaccretable difference includes $10.4 million in principal cash flows not expected to be collected, $2.8 million of pre-acquisition charge-offs and $3.9 million of future interest not expected to be collected. The unpaid principal balance of acquired performing loans was $926.4 million at the Acquisition Date, and the unaccreted discount on such loans was $8.1 million.

(Continued)

16.

MERCANTILE BANK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

2.     BUSINESS COMBINATION (Continued)

We also assumed obligations under junior subordinated debentures with an aggregate balance of $36.1 million and an aggregate fair value of $21.1 million as of the Acquisition Date, payable to four unconsolidated trusts (Firstbank Capital Trust I, Firstbank Capital Trust II, Firstbank Capital Trust III, and Firstbank Capital Trust IV) that have issued trust preferred securities. The junior subordinated debentures are the sole assets of each trust. Interest rates on all trust preferred securities issued by the trusts are tied to the 90 Day Libor rate with spreads ranging from 135 basis points to 199 basis points, and reset quarterly. The trust preferred securities have maturity dates ranging from October, 2034 to July, 2037, and are callable by us in whole or in part quarterly. The junior subordinated debentures are unsecured obligations of Mercantile, who has guaranteed that interest payments on the junior subordinated debentures made to the trust will be distributed by the trust to the holders of the trust preferred securities. The trust preferred securities currently fully qualify as Tier 1 Capital, and under current risk-based capital guidelines, will remain fully qualified as Tier 1 Capital until maturity unless called by us at an earlier date.

3.     SECURITIES

The amortized cost and fair value of available for sale securities and the related pre-tax gross unrealized gains and losses recognized in accumulated other comprehensive income (loss) are as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
June 30, 2014
U.S. Government agency debt obligations	$219,141,000	$731,000	$(6,166,000)	$213,706,000
Mortgage-backed securities	107,145,000	1,249,000	(222,000)	108,172,000
Municipal general obligation bonds	139,996,000	894,000	(721,000)	140,169,000
Municipal revenue bonds	11,244,000	115,000	(35,000)	11,324,000
Other Investments	1,909,000	0	(5,000)	1,904,000

	$479,435,000	$2,989,000	$(7,149,000)	$475,275,000

December 31, 2013
U.S. Government agency debt obligations	$108,279,000	$263,000	$(10,065,000)	$98,477,000
Mortgage-backed securities	12,456,000	1,102,000	0	13,558,000
Municipal general obligation bonds	16,488,000	388,000	(4,000)	16,872,000
Municipal revenue bonds	878,000	38,000	0	916,000
Mutual funds	1,386,000	0	(31,000)	1,355,000

	$139,487,000	$1,791,000	$(10,100,000)	$131,178,000

(Continued)

17.

MERCANTILE BANK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

3.     SECURITIES (Continued)

Securities with unrealized losses at June 30, 2014 and December 31, 2013, aggregated by investment category and length of time that individual securities have been in a continuous loss position, are as follows:

	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss

June 30, 2014
U.S. Government agency debt obligations	$90,627,000	$(373,000)	$69,159,000	$(5,793,000)	$159,786,000	$(6,166,000)
Mortgage-backed securities	64,108,000	(222,000)	0	0	64,108,000	(222,000)
Municipal general obligation bonds	92,461,000	(721,000)	0	0	92,461,000	(721,000)
Municipal revenue bonds	7,775,000	(35,000)	0	0	7,775,000	(35,000)
Other Investments	0	0	1,395,000	(5,000)	1,395,000	(5,000)

	$254,971,000	$(1,351,000)	$70,554,000	$(5,798,000)	$325,525,000	$(7,149,000)

December 31, 2013
U.S. Government agency debt obligations	$57,117,000	$(5,798,000)	$29,679,000	$(4,267,000)	$86,796,000	$(10,065,000)
Mortgage-backed securities	0	0	0	0	0	0
Municipal general obligation bonds	295,000	(4,000)	0	0	295,000	(4,000)
Municipal revenue bonds	0	0	0	0	0	0
Mutual funds	1,355,000	(31,000)	0	0	1,355,000	(31,000)

	$58,767,000	$(5,833,000)	$29,679,000	$(4,267,000)	$88,446,000	$(10,100,000)

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

At June 30, 2014, 452 debt securities and one mutual fund with fair values totaling $325.5 million have unrealized losses aggregating $7.1 million. After we considered whether the securities were issued by the federal government or its agencies and whether downgrades by bond rating agencies had occurred, we determined that unrealized losses were due to changing interest rate environments. As we do not intend to sell our debt securities before recovery of their cost basis and we believe it is more likely than not that we will not be required to sell our debt securities before recovery of the cost basis, no unrealized losses are deemed to be other-than-temporary.

The amortized cost and fair value of debt securities at June 30, 2014, by maturity, are shown in the following table. The contractual maturity is utilized for U.S. Government agency debt obligations and municipal bonds. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity date, primarily mortgage-backed securities, are shown separately. Weighted average yields are also reflected, with yields for municipal securities shown at their tax equivalent yield.

	Weighted
	Average	Amortized	Fair
	Yield	Cost	Value

Due in 2014	0.86%	$20,435,000	$20,538,000
Due in 2015 through 2019	1.25	178,246,000	182,962,000
Due in 2020 through 2024	2.95	78,336,000	88,647,000
Due in 2025 and beyond	3.63	89,198,000	73,052,000
Mortgage-backed securities	1.73	103,209,000	108,172,000
Other Investments	1.55	1,909,000	1,904,000

	2.07%	$471,333,000	$475,275,000

(Continued)

19.

MERCANTILE BANK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

3.     SECURITIES (Continued)

Securities issued by the State of Michigan and all its political subdivisions had a combined amortized cost of $114.8 million and $17.4 million at June 30, 2014 and December 31, 2013, respectively, with estimated market values of $115.2 million and $17.8 million, respectively. Securities issued by all other states and their political subdivisions had a combined amortized cost of $36.4 million and estimated market value of $36.3 million at June 30, 2014. Total securities of any other specific issuer, other than the U.S. Government and its agencies and the State of Michigan and all its political subdivisions, did not exceed 10% of shareholders’ equity.

The carrying value of U.S. Government agency debt obligations and mortgage-backed securities that are pledged to secure repurchase agreements was $272.6 million and $94.4 million at June 30, 2014 and December 31, 2013, respectively. Investments in Federal Home Loan Bank stock are restricted and may only be resold or redeemed by the issuer.

4.     LOANS AND ALLOWANCE FOR LOAN LOSSES

Loans originated for investment are stated at their principal amount outstanding adjusted for partial charge-offs, the allowance, and net deferred loan fees and costs. Interest income on loans is accrued over the term of the loans primarily using the simple interest method based on the principal balance outstanding. Interest is not accrued on loans where collectability is uncertain. Accrued interest is presented separately in the consolidated balance sheet. Loan origination fees and certain direct costs incurred to extend credit are deferred and amortized over the term of the loan or loan commitment period as an adjustment to the related loan yield.

Acquired loans are those purchased in the Firstbank merger (See Note 2 – Business Combination for further information). These loans were recorded at estimated fair value at the Acquisition Date with no carryover of the related allowance. The acquired loans were segregated between those considered to be performing (“acquired non-impaired loans”) and those with evidence of credit deterioration (“acquired impaired loans”). Acquired loans are considered impaired if there is evidence of credit deterioration and if it is probable, at acquisition, all contractually required payments will not be collected. Acquired loans restructured after acquisition are not considered or reported as troubled debt restructurings if the loans evidenced credit deterioration as of the Acquisition Date and are accounted for in pools. No acquired loans were modified as troubled debt restructurings after the Acquisition Date.

The fair value estimates for acquired loans are based on expected prepayments and the amount and timing of discounted expected principal, interest and other cash flows. Credit discounts representing the principal losses expected over the life of the loan are also a component of the initial fair value. In determining the Acquisition Date fair value of acquired impaired loans, and in subsequent accounting, we have generally aggregated acquired commercial and consumer loans into pools of loans with common risk characteristics.

(Continued)

20.

MERCANTILE BANK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

4.     LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

The difference between the fair value of an acquired non-impaired loan and contractual amounts due at the Acquisition Date is accreted into income over the estimated life of the loan. Contractually required payments represent the total undiscounted amount of all uncollected principal and interest payments. Acquired non-impaired loans are placed on nonaccrual status and reported as nonperforming or past due using the same criteria applied to the originated loan portfolio.

The excess of an acquired impaired loan’s contractually required payments over the amount of its undiscounted cash flows expected to be collected is referred to as the non-accretable difference. The non-accretable difference, which is neither accreted into income nor recorded on the consolidated balance sheet, reflects estimated future credit losses and uncollectible contractual interest expected to be incurred over the life of the acquired impaired loan. The excess cash flows expected to be collected over the carrying amount of the acquired loan is referred to as the accretable yield. This amount is accreted into interest income over the remaining life of the acquired loans or pools using the level yield method. The accretable yield is affected by changes in interest rate indices for variable rate loans, changes in prepayment speed assumptions and changes in expected principal and interest payments over the estimated lives of the acquired impaired loans.

We evaluate quarterly the remaining contractual required payments receivable and estimate cash flows expected to be collected over the life of the impaired loans. Contractually required payments receivable may increase or decrease for a variety of reasons, for example, when the contractual terms of the loan agreement are modified, when interest rates on variable rate loans change, or when principal and/or interest payments are received. Cash flows expected to be collected on acquired impaired loans are estimated by incorporating several key assumptions similar to the initial estimate of fair value. These key assumptions include probability of default, loss given default, and the amount of actual prepayments after the Acquisition Date. Prepayments affect the estimated lives of loans and could change the amount of interest income, and possibly principal, expected to be collected. In re-forecasting future estimated cash flows, credit loss expectations are adjusted as necessary. The adjustments are based, in part, on actual loss severities recognized for each loan type, as well as changes in the probability of default. For periods in which estimated cash flows are not re-forecasted, the prior reporting period’s estimated cash flows are adjusted to reflect the actual cash received and credit events that transpired during the current reporting period.

Increases in expected cash flows of acquired impaired loans subsequent to the Acquisition Date are recognized prospectively through adjustments of the yield on the loans or pools over their remaining lives, while decreases in expected cash flows are recognized as impairment through a provision for loan losses and an increase in the allowance.

Our total loans at June 30, 2014 were $2.07 billion compared to $1.05 billion at December 31, 2013, an increase of $1.02 billion, or 96.9%. The components of our loan portfolio disaggregated by class of loan within the loan portfolio segments at June 30, 2014 and December 31, 2013, and the percentage change in loans from the end of 2013 to the end of the second quarter of 2014, are as follows:

(Continued)

21.

MERCANTILE BANK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

4.     LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

					Percent
	June 30, 2014		December 31, 2013		Increase
	Balance	%	Balance	%	(Decrease)
Originated loans
Commercial:
Commercial and industrial	$342,375,000	29.9%	$286,373,000	27.2%	19.6%
Vacant land, land development, and residential construction	32,214,000	2.8	36,741,000	3.5	(12.3)
Real estate – owner occupied	264,596,000	23.1	261,877,000	24.9	1.0
Real estate – non-owner occupied	399,855,000	34.9	364,066,000	34.6	9.8
Real estate – multi-family and residential rental	37,569,000	3.3	37,639,000	3.5	(0.2)
Total commercial	1,076,609,000	94.0	986,696,000	93.7	9.1

Retail:
Home equity and other	35,151,000	3.1	35,080,000	3.3	0.2
1-4 family mortgages	33,337,000	2.9	31,467,000	3.0	5.9
Total retail	68,488,000	6.0	66,547,000	6.3	2.9

Total originated loans	$1,145,097,000	100.0%	$1,053,243,000	100.0%	8.7%

					Percent
	June 30, 2014		December 31, 2013		Increase
	Balance	%	Balance	%	(Decrease)
Acquired loans
Commercial:
Commercial and industrial	$273,684,000	29.5%	$0	NA	NM
Vacant land, land development, and residential construction	21,091,000	2.3	0	NA	NM
Real estate – owner occupied	119,818,000	12.9	0	NA	NM
Real estate – non-owner occupied	149,434,000	16.1	0	NA	NM
Real estate – multi-family and residential rental	47,099,000	5.1	0	NA	NM
Total commercial	611,126,000	65.8	0	NA	NM

Retail:
Home equity and other	134,557,000	14.5	0	NA	NM
1-4 family mortgages	182,702,000	19.7	0	NA	NM
Total retail	317,259,000	34.2	0	NA	NM

Total acquired loans	$928,385,000	100.0%	$0	NA	NM

(Continued)

22.

MERCANTILE BANK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

4.     LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

					Percent
	June 30, 2014		December 31, 2013		Increase
	Balance	%	Balance	%	(Decrease)
Total loans
Commercial:
Commercial and industrial	$616,059,000	29.7%	$286,373,000	27.2%	115.1%
Vacant land, land development, and residential construction	53,305,000	2.6	36,741,000	3.5	45.1
Real estate – owner occupied	384,414,000	18.5	261,877,000	24.9	46.8
Real estate – non-owner occupied	549,289,000	26.5	364,066,000	34.6	50.9
Real estate – multi-family and residential rental	84,668,000	4.1	37,639,000	3.5	124.9
Total commercial	1,687,735,000	81.4	986,696,000	93.7	71.0

Retail:
Home equity and other	169,708,000	8.2	35,080,000	3.3	383.8
1-4 family mortgages	216,039,000	10.4	31,467,000	3.0	586.6
Total retail	385,747,000	18.6	66,547,000	6.3	479.7

Total loans	$2,073,482,000	100.0%	$1,053,243,000	100.0%	96.9%

The total outstanding balance and carrying value of acquired impaired loans was $42.6 million and $26.1 million, respectively, as of June 30, 2014. Changes in the accretable yield for acquired impaired loans for the three and six months ended June 30, 2014 were as follows:

Balance at January 1, 2014	$0
Additions	2,514,000
Accretion	(103,000)
Net reclassification from nonaccretable to accretable	0
Disposals	0

Ending balance	$2,411,000

(Continued)

23.

MERCANTILE BANK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

4.     LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

Nonperforming originated loans as of June 30, 2014 and December 31, 2013 were as follows:

	June 30,	December 31,
	2014	2013

Loans past due 90 days or more still accruing interest	$0	$0
Nonaccrual loans	5,741,000	6,718,000

Total nonperforming originated loans	$5,741,000	$6,718,000

The recorded principal balance of nonaccrual loans was as follows:

	June 30,	December 31,
	2014	2013
Commercial:
Commercial and industrial	$824,000	$1,501,000
Vacant land, land development, and residential construction	235,000	785,000
Real estate – owner occupied	640,000	389,000
Real estate – non-owner occupied	129,000	168,000
Real estate – multi-family and residential rental	470,000	208,000
Total commercial	2,298,000	3,051,000

Retail:
Home equity and other	772,000	788,000
1-4 family mortgages	2,671,000	2,879,000
Total retail	3,443,000	3,667,000

Total nonaccrual loans	$5,741,000	$6,718,000

Acquired impaired loans are not subject to individual evaluation for impairment and are not reported as nonperforming loans based on acquired impaired loan accounting. Acquired non-impaired loans are placed on nonaccrual status and reported as nonperforming or past due using the same criteria applied to the originated loan portfolio.

(Continued)

24.

MERCANTILE BANK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

4.     LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

An age analysis of past due loans is as follows as of June 30, 2014:

			Greater				Recorded
	30 – 59	60 – 89	Than 89				Balance > 89
	Days	Days	Days	Total		Total	Days and
	Past Due	Past Due	Past Due	Past Due	Current	Loans	Accruing
Originated loans
Commercial:
Commercial and industrial	$0	$0	$121,000	$121,000	$342,254,000	$342,375,000	$0
Vacant land, land development, and residential construction	0	0	0	0	32,214,000	32,214,000	0
Real estate – owner occupied	35,000	0	90,000	125,000	264,471,000	264,596,000	0
Real estate – non-owner occupied	0	0	0	0	399,855,000	399,855,000	0
Real estate – multi-family and residential rental	0	0	0	0	37,569,000	37,569,000	0
Total commercial	35,000	0	211,000	246,000	1,076,363,000	1,076,609,000	0

Retail:
Home equity and other	2,000	0	0	2,000	35,149,000	35,151,000	0
1-4 family mortgages	0	0	347,000	347,000	32,990,000	33,337,000	0
Total retail	2,000	0	347,000	349,000	68,139,000	68,488,000	0

Total past due loans	$37,000	$0	$558,000	$595,000	$1,144,502,000	$1,145,097,000	$0

(Continued)

25.

MERCANTILE BANK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

4.     LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

			Greater				Recorded
	30 – 59	60 – 89	Than 89				Balance > 89
	Days	Days	Days	Total		Total	Days and
	Past Due	Past Due	Past Due	Past Due	Current	Loans	Accruing
Acquired loans
Commercial:
Commercial and industrial	$587,000	$19,000	$1,202,000	$1,808,000	$271,876,000	$273,684,000	$0
Vacant land, land development, and residential construction	0	0	748,000	748,000	20,343,000	21,091,000	0
Real estate – owner occupied	363,000	0	949,000	1,312,000	118,506,000	119,818,000	0
Real estate – non-owner occupied	65,000	1,347,000	1,436,000	2,848,000	146,586,000	149,434,000	0
Real estate – multi-family and residential rental	0	0	0	0	47,099,000	47,099,000	0
Total commercial	1,015,000	1,366,000	4,335,000	6,716,000	604,410,000	611,126,000	0

Retail:
Home equity and other	681,000	142,000	12,000	835,000	133,722,000	134,557,000	0
1-4 family mortgages	1,796,000	115,000	860,000	2,771,000	179,931,000	182,702,000	0
Total retail	2,477,000	257,000	872,000	3,606,000	313,653,000	317,259,000	0

Total past due loans	$3,492,000	$1,623,000	$5,207,000	$10,322,000	$918,063,000	$928,385,000	$0

(Continued)

26.

MERCANTILE BANK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

4.     LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

An age analysis of past due loans is as follows as of December 31, 2013:

			Greater				Recorded
	30 – 59	60 – 89	Than 89				Balance > 89
	Days	Days	Days	Total		Total	Days and
	Past Due	Past Due	Past Due	Past Due	Current	Loans	Accruing
Originated loans
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

(Continued)

27.

MERCANTILE BANK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

4.     LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

Impaired loans as of June 30, 2014, and average impaired loans for the three and six months ended June 30, 2014, were as follows:

				Second Quarter	Year-To-Date
	Unpaid			Average	Average
	Contractual	Recorded		Recorded	Recorded
	Principal	Principal	Related	Principal	Principal
	Balance	Balance	Allowance	Balance	Balance

With no related allowance recorded
Commercial:
Commercial and industrial	$1,620,000	$132,000		$169,000	$283,000
Vacant land, land development and residential construction	0	0		171,000	235,000
Real estate – owner occupied	1,171,000	640,000		662,000	703,000
Real estate – non-owner occupied	578,000	577,000		1,169,000	1,024,000
Real estate – multi-family and residential rental	41,000	0		1,000	1,000
Total commercial	3,410,000	1,349,000		2,172,000	2,246,000
Retail:
Home equity and other	707,000	644,000		647,000	585,000
1-4 family mortgages	1,107,000	559,000		585,000	606,000
Total retail	1,814,000	1,203,000		1,232,000	1,191,000

Total with no related allowance recorded	$5,224,000	$2,552,000		$3,404,000	$3,437,000

 (Continued)

28.

MERCANTILE BANK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

4.     LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

				Second Quarter	Year-To-Date
	Unpaid			Average	Average
	Contractual	Recorded		Recorded	Recorded
	Principal	Principal	Related	Principal	Principal
	Balance	Balance	Allowance	Balance	Balance
With an allowance recorded
Commercial:
Commercial and industrial	$939,000	$810,000	$322,000	$882,000	$1,068,000
Vacant land, land development and residential construction	3,614,000	3,300,000	351,000	3,604,000	3,782,000
Real estate – owner occupied	2,460,000	2,460,000	679,000	1,974,000	1,820,000
Real estate – non-owner occupied	17,753,000	17,731,000	7,414,000	18,591,000	19,418,000
Real estate – multi-family and residential rental	1,677,000	1,549,000	674,000	1,319,000	1,774,000
Total commercial	26,443,000	25,850,000	9,440,000	26,370,000	27,862,000
Retail:
Home equity and other	118,000	90,000	90,000	91,000	157,000
1-4 family mortgages	2,220,000	2,112,000	832,000	2,136,000	2,168,000
Total retail	2,338,000	2,202,000	922,000	2,227,000	2,325,000

Total with an allowance recorded	$28,781,000	$28,052,000	$10,362,000	$28,597,000	$30,187,000

Total impaired loans:
Commercial	$29,853,000	$27,199,000	$9,440,000	$28,542,000	$30,108,000
Retail	4,152,000	3,405,000	922,000	3,459,000	3,516,000
Total impaired loans	$34,005,000	$30,604,000	$10,362,000	$32,001,000	$33,624,000

Acquired impaired loans are not subject to individual evaluation for impairment and are not reported as impaired loans based on acquired impaired loan accounting. Acquired non-impaired loans are placed on nonaccrual status and reported as impaired using the same criteria applied to the originated loan portfolio. In accordance with purchase accounting rules, acquired loans were recorded at fair value at the Acquisition Date and the prior allowance was eliminated. No allowance has been established on these acquired loans through June 30, 2014. Interest income of $0.4 million and $0.8 million was recognized on impaired loans during the second quarter and first six months of 2014, respectively.

(Continued)

29.

MERCANTILE BANK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

4.     LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

Impaired loans as of June 30, 2013, and average impaired loans for the three and six months ended June 30, 2013, were as follows:

				Second Quarter	Year-To-Date
	Unpaid			Average	Average
	Contractual	Recorded		Recorded	Recorded
	Principal	Principal	Related	Principal	Principal
	Balance	Balance	Allowance	Balance	Balance
With no related allowance recorded
Commercial:
Commercial and industrial	$2,793,000	$1,277,000		$1,416,000	$1,483,000
Vacant land, land development and residential construction	1,543,000	1,010,000		1,194,000	1,263,000
Real estate – owner occupied	2,020,000	1,383,000		1,366,000	1,430,000
Real estate – non-owner occupied	8,067,000	5,194,000		4,956,000	5,134,000
Real estate – multi-family and residential rental	1,468,000	514,000		599,000	537,000
Total commercial	15,891,000	9,378,000		9,531,000	9,847,000
Retail:
Home equity and other	508,000	468,000		474,000	477,000
1-4 family mortgages	1,235,000	676,000		721,000	744,000
Total retail	1,743,000	1,144,000		1,195,000	1,221,000

Total with no related allowance recorded	$17,634,000	$10,522,000		$10,726,000	$11,068,000

(Continued)

30.

MERCANTILE BANK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

4.     LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

				Second Quarter	Year-To-Date
	Unpaid			Average	Average
	Contractual	Recorded		Recorded	Recorded
	Principal	Principal	Related	Principal	Principal
	Balance	Balance	Allowance	Balance	Balance
With an allowance recorded
Commercial:
Commercial and industrial	$1,708,000	$1,587,000	$1,154,000	$2,046,000	$2,006,000
Vacant land, land development and residential construction	5,058,000	4,515,000	1,223,000	2,998,000	2,738,000
Real estate – owner occupied	2,402,000	2,350,000	922,000	2,652,000	2,976,000
Real estate – non-owner occupied	29,249,000	29,233,000	9,672,000	29,778,000	30,840,000
Real estate – multi-family and residential rental	2,589,000	2,527,000	835,000	2,609,000	3,047,000
Total commercial	41,006,000	40,212,000	13,806,000	40,083,000	41,607,000
Retail:
Home equity and other	350,000	324,000	134,000	335,000	355,000
1-4 family mortgages	2,644,000	2,619,000	896,000	1,545,000	1,189,000
Total retail	2,994,000	2,943,000	1,030,000	1,880,000	1,544,000

Total with an allowance recorded	$44,000,000	$43,155,000	$14,836,000	$41,963,000	$43,151,000

Total impaired loans:
Commercial	$56,897,000	$49,590,000	$13,806,000	$49,614,000	$51,454,000
Retail	4,737,000	4,087,000	1,030,000	3,075,000	2,765,000
Total impaired loans	$61,634,000	$53,677,000	$14,836,000	$52,689,000	$54,219,000

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

Credit quality indicators were as follows as of June 30, 2014:

Originated Loans

Commercial credit exposure – credit risk profiled by internal credit risk grades:

		Commercial			Commerical
		Vacant Land,	Commerical	Commercial	Real Estate -
	Commerical	Land Development,	Real Estate -	Real Estate -	Multi-Family
	and	and Residential	Owner	Non-Owner	and Residential
	Industrial	Construction	Occupied	Occupied	Rental

Internal credit risk grade groupings:
Grades 1 – 4	$220,771,000	$7,310,000	$163,184,000	$253,470,000	$17,258,000
Grades 5 – 7	120,587,000	21,604,000	97,802,000	132,604,000	18,745,000
Grades 8 – 9	1,017,000	3,300,000	3,610,000	13,781,000	1,566,000
Total commercial	$342,375,000	$32,214,000	$264,596,000	$399,855,000	$37,569,000

Retail credit exposure – credit risk profiled by collateral type:

	Retail	Retail
	Home Equity	1-4 Family
	and Other	Mortgages

Total retail	$35,151,000	$33,337,000

(Continued)

32.

MERCANTILE BANK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

4.     LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

Acquired loans

Commercial credit exposure – credit risk profiled by internal credit risk grades:

		Commercial			Commerical
		Vacant Land,	Commerical	Commerical	Real Estate -
	Commercial	Land Development,	Real Estate -	Real Estate -	Multi-Family
	and	and Residential	Owner	Non-Owner	and Residential
	Industrial	Construction	Occupied	Occupied	Rental

Internal credit risk grade groupings:
Grades 1 – 4	$111,223,000	$4,240,000	$28,670,000	$44,344,000	$19,438,000
Grades 5 – 7	154,550,000	15,552,000	83,142,000	100,032,000	27,051,000
Grades 8 – 9	7,911,000	1,299,000	8,006,000	5,058,000	610,000
Total commercial	$273,684,000	$21,091,000	$119,818,000	$149,434,000	$47,099,000

Retail credit exposure – credit risk profiled by collateral type:

	Retail	Retail
	Home Equity	1-4 Family
	and Other	Mortgages

Total retail	$134,557,000	$182,702,000

 (Continued)

33.

MERCANTILE BANK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

4.     LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

Credit quality indicators were as follows as of December 31, 2013:

Originated loans

Commercial credit exposure – credit risk profiled by internal credit risk grades:

		Commerical			Commercial
		Vacant Land,	Commerical	Commercial	Real Estate -
	Commerical	Land Development,	Real Estate -	Real Estate	Multi-Family
	and	and Residential	Owner	Non-Owner	and Residential
	Industrial	Construction	Occupied	Occupied	Rental

Internal credit risk grade groupings:
Grades 1 – 4	$208,151,000	$6,973,000	$156,230,000	$219,325,000	$15,465,000
Grades 5 – 7	76,237,000	25,535,000	103,066,000	122,717,000	19,469,000
Grades 8 – 9	1,985,000	4,233,000	2,581,000	22,024,000	2,705,000
Total commercial	$286,373,000	$36,741,000	$261,877,000	$364,066,000	$37,639,000

Retail credit exposure – credit risk profiled by collateral type:

	Retail	Retail
	Home Equity	1-4 Family
	and Other	Mortgages

Total retail	$35,080,000	$31,467,000

(Continued)

34.

MERCANTILE BANK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

4.     LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

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

 (Continued)

35.

MERCANTILE BANK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

4.     LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

Activity in the allowance for loan losses and the recorded investments in originated loans as of and during the three and six months ended June 30, 2014 are as follows:

	Commercial	Retail
	Loans	Loans	Unallocated	Total

Allowance for loan losses:
Balance at March 31, 2014	$19,001,000	$1,957,000	$(4,000)	$20,954,000
Provision for loan losses	(334,000)	(345,000)	(21,000)	(700,000)
Charge-offs	(98,000)	(5,000)	0	(103,000)
Recoveries	538,000	167,000	0	705,000
Ending balance	$19,107,000	$1,774,000	$(25,000)	$20,856,000

Allowance for loan losses:
Balance at December 31, 2013	$20,455,000	$2,358,000	$8,000	$22,821,000
Provision for loan losses	(1,788,000)	(779,000)	(33,000)	(2,600,000)
Charge-offs	(684,000)	(7,000)	0	(691,000)
Recoveries	1,124,000	202,000	0	1,326,000
Ending balance	$19,107,000	$1,774,000	$(25,000)	$20,856,000

Ending balance: individually evaluated for impairment	$9,440,000	$922,000	$0	$10,362,000

Ending balance: collectively evaluated for impairment	$9,667,000	$852,000	$(25,000)	$10,494,000

Total loans:
Ending balance	$1,076,609,000	$68,488,000		$1,145,097,000

Ending balance: individually evaluated for impairment	$27,199,000	$3,405,000		$30,604,000

Ending balance: collectively evaluated for impairment	$1,049,410,000	$65,083,000		$1,114,493,000

In accordance with purchase accounting rules, acquired loans were recorded at fair value at the Acquisition Date and the prior allowance was eliminated. No allowance has been established on these acquired loans through June 30, 2014.

 (Continued)

36.

 MERCANTILE BANK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

4.     LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

Activity in the allowance for loan losses and the recorded investments in originated loans as of and during the three and six months ended June 30, 2013 are as follows:

	Commercial	Retail
	Loans	Loans	Unallocated	Total

Allowance for loan losses:
Balance at March 31, 2013	$23,717,000	$2,302,000	$16,000	$26,035,000
Provision for loan losses	(1,480,000)	(10,000)	(10,000)	(1,500,000)
Charge-offs	(363,000)	(19,000)	0	(382,000)
Recoveries	508,000	286,000	0	794,000
Ending balance	$22,382,000	$2,559,000	$6,000	$24,947,000

Allowance for loan losses:
Balance at December 31, 2012	$26,043,000	$2,645,000	$(11,000)	$28,677,000
Provision for loan losses	(2,644,000)	(373,000)	17,000	(3,000,000)
Charge-offs	(2,775,000)	(22,000)	0	(2,797,000)
Recoveries	1,758,000	309,000	0	2,067,000
Ending balance	$22,382,000	$2,559,000	$6,000	$24,947,000

Ending balance: individually evaluated for impairment	$13,806,000	$1,030,000	$0	$14,836,000

Ending balance: collectively evaluated for impairment	$8,576,000	$1,529,000	$6,000	$10,111,000

Total loans:
Ending balance	$985,616,000	$73,046,000		$1,058,662,000

Ending balance: individually evaluated for impairment	$49,590,000	$4,087,000		$53,677,000

Ending balance: collectively ealuated for impairment	$936,026,000	$68,959,000		$1,004,985,000

 (Continued)

37.

MERCANTILE BANK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

4.     LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

Loans modified as troubled debt restructurings during the three months ended June 30, 2014 were as follows:

		Pre-	Post-
		Modification	Modification
		Recorded	Recorded
	Number of	Principal	Principal
	Contracts	Balance	Balance
Originated loans
Commercial:
Commercial and industrial	0	$0	$0
Vacant land, land development and residential construction	0	0	0
Real estate – owner occupied	1	996,000	996,000
Real estate – non-owner occupied	0	0	0
Real estate – multi-family and residential rental	0	0	0
Total originated commercial	1	996,000	996,000

Retail:
Home equity and other	0	0	0
1-4 family mortgages	0	0	0
Total originated retail	0	0	0

Total originated loans	1	$996,000	$996,000

Acquired loans
Commercial:
Commercial and industrial	0	$0	$0
Vacant land, land development and residential construction	0	0	0
Real estate – owner occupied	0	0	0
Real estate – non-owner occupied	0	0	0
Real estate – multi-family and residential rental	0	0	0
Total acquired commercial	0	0	0

Retail:
Home equity and other	0	0	0
1-4 family mortgages	0	0	0
Total acquired retail	0	0	0

Total acquired loans	0	$0	$0

(Continued)

38.

MERCANTILE BANK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

4.     LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

		Pre-	Post-
		Modification	Modification
		Recorded	Recorded
	Number of	Principal	Principal
	Contracts	Balance	Balance
Total loans
Commercial:
Commercial and industrial	0	$0	$0
Vacant land, land development and residential construction	0	0	0
Real estate – owner occupied	1	996,000	996,000
Real estate – non-owner occupied	0	0	0
Real estate – multi-family and residential rental	0	0	0
Total commercial	1	996,000	996,000

Retail:
Home equity and other	0	0	0
1-4 family mortgages	0	0	0
Total retail	0	0	0

Total loans	1	$996,000	$996,000

Loans modified as troubled debt restructurings during the six months ended June 30, 2014 were as follows:

		Pre-	Post-
		Modification	Modification
		Recorded	Recorded
	Number of	Principal	Principal
	Contracts	Balance	Balance
Originated loans
Commercial:
Commercial and industrial	1	$14,000	$14,000
Vacant land, land development and residential construction	0	0	0
Real estate – owner occupied	1	996,000	996,000
Real estate – non-owner occupied	1	146,000	146,000
Real estate – multi-family and residential rental	0	0	0
Total originated commercial	3	1,156,000	1,156,000

Retail:
Home equity and other	0	0	0
1-4 family mortgages	0	0	0
Total originated retail	0	0	0

Total originated loans	3	$1,156,000	$1,156,000

(Continued)

39.

MERCANTILE BANK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

4.     LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

		Pre-	Post-
		Modification	Modification
		Recorded	Recorded
	Number of	Principal	Principal
	Contracts	Balance	Balance
Acquired loans
Commercial:
Commercial and industrial	0	$0	$0
Vacant land, land development and residential construction	0	0	0
Real estate – owner occupied	0	0	0
Real estate – non-owner occupied	0	0	0
Real estate – multi-family and residential rental	0	0	0
Total acquired commercial	0	0	0

Retail:
Home equity and other	0	0	0
1-4 family mortgages	0	0	0
Total acquired	0	0	0

Total acquired loans	0	$0	$0

Total loans
Commercial:
Commercial and industrial	1	$14,000	$14,000
Vacant land, land development and residential construction	0	0	0
Real estate – owner occupied	1	996,000	996,000
Real estate – non-owner occupied	1	146,000	146,000
Real estate – multi-family and residential rental	0	0	0
Total commercial	3	1,156,000	1,156,000

Retail:
Home equity and other	0	0	0
1-4 family mortgages	0	0	0
Total retail	0	0	0

Total loans	3	$1,156,000	$1,156,000

(Continued)

40.

MERCANTILE BANK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

4.     LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

Loans modified as troubled debt restructurings during the three months ended June 30, 2013 were as follows:

		Pre-	Post-
		Modification	Modification
		Recorded	Recorded
	Number of	Principal	Principal
	Contracts	Balance	Balance
Originated loans
Commercial:
Commercial and industrial	1	$60,000	$60,000
Vacant land, land development and residential construction	2	3,247,000	3,247,000
Real estate – owner occupied	2	680,000	680,000
Real estate – non-owner occupied	0	0	0
Real estate – multi-family and residential rental	0	0	0
Total originated commercial	5	3,987,000	3,987,000

Retail:
Home equity and other	0	0	0
1-4 family mortgages	1	1,879,000	1,879,000
Total originated retail	1	1,879,000	1,879,000

Total originated loans	6	$5,866,000	$5,866,000

 (Continued)

41.

 MERCANTILE BANK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

4.     LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

Loans modified as troubled debt restructurings during the six months ended June 30, 2013 were as follows:

		Pre-	Post-
		Modification	Modification
		Recorded	Recorded
	Number of	Principal	Principal
	Contracts	Balance	Balance
Originated loans
Commercial:
Commercial and industrial	1	$60,000	$60,000
Vacant land, land development and residential construction	2	3,247,000	3,247,000
Real estate – owner occupied	3	904,000	904,000
Real estate – non-owner occupied	2	2,068,000	2,068,000
Real estate – multi-family and residential rental	0	0	0
Total originated commercial	8	6,279,000	6,279,000

Retail:
Home equity and other	0	0	0
1-4 family mortgages	1	1,879,000	1,879,000
Total originated retail	1	1,879,000	1,879,000

Total originated loans	9	$8,158,000	$8,158,000

(Continued)

42.

MERCANTILE BANK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

4.     LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

The following originated loans, modified as troubled debt restructurings within the previous twelve months, became over 30 days past due within the three months ended June 30, 2014 (amounts as of period end):

		Recprded
	Number of	Principal
	Contracts	Balance
Commercial:
Commercial and industrial	0	$0
Vacant land, land development and residential construction	0	0
Real estate – owner occupied	0	0
Real estate – non-owner occupied	0	0
Real estate – multi-family and residential rental	0	0
Total commercial	0	0

Retail:
Home equity and other	0	0
1-4 family mortgages	0	0
Total retail	0	0

Total	0	$0

The following originated loans, modified as troubled debt restructurings within the previous twelve months, became over 30 days past due within the six months ended June 30, 2014 (amounts as of period end):

		Recorded
	Number of	Principal
	Contracts	Balance
Commercial:
Commercial and industrial	0	$0
Vacant land, land development and residential construction	0	0
Real estate – owner occupied	0	0
Real estate – non-owner occupied	0	0
Real estate – multi-family and residential rental	0	0
Total commercial	0	0

Retail:
Home equity and other	0	0
1-4 family mortgages	0	0
Total retail	0	0

Total	0	$0

(Continued)

43.

MERCANTILE BANK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

4.     LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

The following originated loans, modified as troubled debt restructurings within the previous twelve months, became over 30 days past due within the three months ended June 30, 2013 (amounts as of period end):

		Recorded
	Number of	Principal
	Contracts	Balance
Commercial:
Commercial and industrial	0	$0
Vacant land, land development and residential construction	0	0
Real estate – owner occupied	0	0
Real estate – non-owner occupied	0	0
Real estate – multi-family and residential rental	0	0
Total commercial	0	0

Retail:
Home equity and other	0	0
1-4 family mortgages	0	0
Total retail	0	0

Total	0	$0

The following originated loans, modified as troubled debt restructurings within the previous twelve months, became over 30 days past due within the six months ended June 30, 2013 (amounts as of period end):

		Recorded
	Number of	Principal
	Contracts	Balance
Commercial:
Commercial and industrial	0	$0
Vacant land, land development and residential construction	0	0
Real estate – owner occupied	0	0
Real estate – non-owner occupied	0	0
Real estate – multi-family and residential rental	0	0
Total commercial	0	0

Retail:
Home equity and other	0	0
1-4 family mortgages	0	0
Total retail	0	0

Total	0	$0

(Continued)

44.

MERCANTILE BANK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

4.     LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

Activity for originated loans categorized as troubled debt restructurings during the three months ended June 30, 2014 is as follows:

		Commercial			Commercial
		Vacant Land,	Commercial	Commercial	Real Estate -
	Commercial	Land Development,	Real Estate -	Real Estate -	Multi-Family
	and	and Residential	Owner	Non-Owner	and Residential
	Industrial	Construction	Occupied	Occupied	Rental

Commercial Loan Portfolio:
Beginning Balance	$1,404,000	$4,250,000	$1,756,000	$21,629,000	$732,000
Charge-Offs	(67,000)	0	0	0	0
Payments	(161,000)	(464,000)	(42,000)	(2,965,000)	(13,000)
Transfers to ORE	0	0	0	0	0
Net Additions/Deletions	0	0	997,000	0	0
Ending Balance	$1,176,000	$3,786,000	$2,711,000	$18,664,000	$719,000

	Retail	Retail
	Home Equity	1-4 Family
	and Other	Mortgages
Retail Loan Portfolio:
Beginning Balance	$0	$2,122,000
Charge-Offs	0	0
Payments	0	(45,000)
Transfers to ORE	0	0
Net Additions/Deletions	0	0
Ending Balance	$0	$2,077,000

 (Continued)

45.

MERCANTILE BANK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

4.     LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

Activity for originated loans categorized as troubled debt restructurings during the six months ended June 30, 2014 is as follows:

		Commercial			Commercial
		Vacant Land,	Commerical	Commercial	Real Estate -
	Commercial	Land Development,	Real Estate -	Real Estate -	Multi-Family
	and	and Residential	Owner	Non-Owner	and Residential
	Industrial	Construction	Occupied	Occupied	Rental

Commercial Loan Portfolio:
Beginning Balance	$1,656,000	$4,501,000	$1,816,000	$22,311,000	$2,620,000
Charge-Offs	(67,000)	0	(11,000)	0	(420,000)
Payments	(427,000)	(3,613,000)	(90,000)	(3,966,000)	(1,481,000)
Transfers to ORE	0	0	0	0	0
Net Additions/Deletions	14,000	2,898,000	996,000	319,000	0
Ending Balance	$1,176,000	$3,786,000	$2,711,000	$18,664,000	$719,000

	Retail	Retail
	Home Equity	1-4 Family
	and Other	Mortgages
Retail Loan Portfolio:
Beginning Balance	$0	$2,191,000
Charge-Offs	0	0
Payments	0	(114,000)
Transfers to ORE	0	0
Net Additions/Deletions	0	0
Ending Balance	$0	$2,077,000

(Continued)

46.

MERCANTILE BANK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

4.     LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

Activity for originated loans categorized as troubled debt restructurings during the three months ended June 30, 2013 is as follows:

		Commercial			Commercial
		Vacant Land,	Commercial	Commercial	Real Estate -
	Commercial	Land Development,	Real Estate -	Real Estate -	Multi-Family
	and	and Residential	Owner	Non-Owner	and Residential
	Industrial	Construction	Occupied	Occupied	Rental

Commercial Loan Portfolio:
Beginning Balance	$3,269,000	$2,327,000	$3,879,000	$35,003,000	$2,958,000
Charge-Offs	0	(30,000)	(70,000)	(5,000)	0
Payments	(1,063,000)	(104,000)	(979,000)	(574,000)	(183,000)
Transfers to ORE	0	0	0	0	0
Net Additions/Deletions	60,000	3,247,000	749,000	0	0
Ending Balance	$2,266,000	$5,440,000	$3,579,000	$34,424,000	$2,775,000

	Retail	Retail
	Home Equity	1-4 Family
	and Other	Mortgages
Retail Loan Portfolio:
Beginning Balance	$0	$152,000
Charge-Offs	0	0
Payments	0	(2,000)
Transfers to ORE	0	0
Net Additions/Deletions	0	1,879,000
Ending Balance	$0	$2,029,000

 (Continued)

47.

MERCANTILE BANK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

4.     LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

Activity for originated loans categorized as troubled debt restructurings during the six months ended June 30, 2013 is as follows:

		Commercial			Commercial
		Vacant Land,	Commercial	Commercial	Real Estate -
	Commercial	Land Development,	Real Estate -	Real Estate -	Multi-Family
	and	and Residential	Owner	Non-Owner	and Residential
	Industrial	Construction	Occupied	Occupied	Rental

Commercial Loan Portfolio:
Beginning Balance	$2,721,000	$3,071,000	$4,115,000	$37,672,000	$3,025,000
Charge-Offs	(34,000)	(725,000)	(70,000)	(716,000)	(15,000)
Payments	(1,578,000)	(153,000)	(1,039,000)	(3,786,000)	(235,000)
Transfers to ORE	(74,000)	0	(363,000)	(802,000)	0
Net Additions/Deletions	1,231,000	3,247,000	936,000	2,056,000	0
Ending Balance	$2,266,000	$5,440,000	$3,579,000	$34,424,000	$2,775,000

	Retail	Retail
	Home Equity	1-4 Family
	and Other	Mortgages
Retail Loan Portfolio:
Beginning Balance	$0	$155,000
Charge-Offs	0	0
Payments	0	(5,000)
Transfers to ORE	0	0
Net Additions/Deletions	0	1,879,000
Ending Balance	$0	$2,029,000

(Continued)

48.

MERCANTILE BANK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

4.     LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

The allowance related to originated loans categorized as troubled debt restructurings was as follows:

	June 30,	December 31,
	2014	2013

Commercial:
Commercial and industrial	$60,000	$187,000
Vacant land, land development, and residential construction	341,000	798,000
Real estate – owner occupied	679,000	528,000
Real estate – non-owner occupied	7,285,000	7,828,000
Real estate – multi-family and residential rental	499,000	1,010,000
Total commercial	8,864,000	10,351,000

Retail:
Home equity and other	0	0
1-4 family mortgages	0	0
Total retail	0	0

Total related allowance	$8,864,000	$10,351,000

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

(Continued)

49.

MERCANTILE BANK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

5.     PREMISES AND EQUIPMENT, NET

Premises and equipment are comprised of the following:

	June 30,	December 31,
	2014	2013

Land, buildings and improvements	$55,352,000	$33,289,000
Furniture and equipment	15,518,000	12,718,000
	70,870,000	46,007,000
Less: accumulated depreciation	21,867,000	21,109,000

Premises and equipment, net	$49,003,000	$24,898,000

Depreciation expense totaled $0.5 million during the second quarter of 2014, compared to $0.3 million during the second quarter of 2013. Depreciation expense totaled $0.8 million during the first six months of 2014, compared to $0.7 million during the first six months of 2013.

6.     DEPOSITS

Our total deposits at June 30, 2014 totaled $2.30 billion compared to $1.12 billion at December 31, 2013, an increase of $1.18 billion, or 105.8%. A vast majority of the increase reflects the consummation of the merger with Firstbank effective June 1, 2014. The components of our outstanding balances at June 30, 2014 and December 31, 2013, and percentage change in deposits from the end of 2013 to the end of the second quarter of 2014, are as follows:

					Percent
	June 30, 2014		December 31, 2013		Increase
	Balance	%	Balance	%	(Decrease)

Noninterest-bearing checking	$515,646,000	22.4%	$224,580,000	20.1%	129.6%
Interest-bearing checking	424,362,000	18.4	197,388,000	17.6	115.0
Money market	237,798,000	10.3	133,369,000	11.9	78.3
Savings	341,924,000	14.8	52,606,000	4.7	550.0
Time, under $100,000	208,417,000	9.1	43,251,000	3.9	381.9
Time, $100,000 and over	387,305,000	16.8	254,600,000	22.8	52.1
	2,115,452,000	91.8	905,794,000	81.0	133.5

Out-of-area time, under $100,000	3,150,000	0.2	4,078,000	0.4	(22.8)

Out-of-area time, $100,000 and over	184,659,000	8.0	209,039,000	18.6	(11.7)
	187,809,000	8.2	213,117,000	19.0	(11.9)

Total deposits	$2,303,261,000	100.0%	$1,118,911,000	100.0%	105.8%

(Continued)

50.

MERCANTILE BANK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

7.     SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

Securities sold under agreements to repurchase (“repurchase agreements”) are offered principally to certain large deposit customers. Information relating to our repurchase agreements follows:

	Six Months Ended	Twelve Months Ended
	June 30, 2014	December 31, 2013

Outstanding balance at end of period	$124,108,000	$69,305,000
Average interest rate at end of period	0.10%	0.12%

Average daily balance during the period	$79,003,000	$65,939,000
Average interest rate during the period	0.12%	0.12%

Maximum daily balance during the period	$126,621,000	$78,960,000

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

8.     FEDERAL HOME LOAN BANK ADVANCES

Federal Home Loan Bank advances totaled $57.0 million at June 30, 2014, and mature at varying dates from October 2014 through September, 2017, with fixed rates of interest from 0.41% to 1.51% and averaging 1.21%. Federal Home Loan Bank advances totaled $45.0 million at December 31, 2013, maturing at varying dates from March 2017 through September 2017, with fixed rates of interest from 1.22% to 1.51% and averaging 1.34%. The $12.0 million increase during the first six months of 2014 reflects the consummation of the merger with Firstbank effective June 1, 2014.

Each advance is payable at its maturity date and is subject to a prepayment fee if paid prior to the maturity date. The advances are collateralized by residential mortgage loans, first mortgage liens on multi-family residential property loans, first mortgage liens on commercial real estate property loans, and substantially all other assets of our bank, under a blanket lien arrangement. Our borrowing line of credit as of June 30, 2014 totaled about $570 million, with availability based on collateral approximating $509 million.

Maturities of currently outstanding FHLB advances are as follows:

2014	$3,000,000
2015	6,000,000
2016	3,044,000
2017	45,000,000
2018	0

(Continued)

51.

MERCANTILE BANK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

9.     STOCK-BASED COMPENSATION

Stock-based compensation plans are used to provide directors and employees with an increased incentive to contribute to our long-term performance and growth, to align the interests of directors and employees with the interests of our shareholders through the opportunity for increased stock ownership and to attract and retain directors and employees. From 2000 through 2005, stock option grants were provided to directors and certain employees through several stock option plans, including the 2000 Employee Stock Option Plan, 2004 Employee Stock Option Plan and Independent Director Stock Option Plan. During 2006, 2007 and 2008, stock option and restricted stock grants were provided to certain employees through the Stock Incentive Plan of 2006. No stock option or restricted stock grants were made during 2009, 2010 or 2011. During 2012, restricted stock grants were provided to directors and certain employees through the Stock Incentive Plan of 2006. No stock option or restricted stock grants were made during 2013 or during the first six months of 2014 due to the pending merger with Firstbank.

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

In conjunction with the Firstbank merger, all of our outstanding restricted stock awards, which were schedule to cliff vest in full in November, 2014, became fully vested as of June 1, 2014, resulting in the recognition of compensation expense of $0.2 million in the second quarter of 2014 to reflect the accelerated vesting of the restricted stock awards. As of June 30, 2014, there was no unrecognized compensation cost related to unvested stock option grants under our various stock-based compensation plans, and no unrecognized compensation cost related to unvested restricted stock awards under our Stock Incentive Plan of 2006.

(Continued)

52.

MERCANTILE BANK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

9.     STOCK-BASED COMPENSATION (Continued)

Also in conjunction with the Firstbank merger, we assumed, and issued Mercantile stock options in replacement of, all outstanding stock option grants that had been issued to Firstbank employees under the Firstbank Corporation Stock Option and Restricted Stock Plan of 1997 and the Firstbank Corporation 2006 Stock Compensation Plan. In general, stock option grants for 50 shares or less fully vested after one year from date of grant, while stock option grants for more than 50 shares vested over a five-year period at 20% of the grant per annum starting one year from the date of grant. The stock option grants expire ten years from the date of grant. There were approximately 282,200 Mercantile stock options issued as a result of the merger, with about 258,400 of the stock option grants fully vested and exercisable, on the Merger Date. The remaining 23,800 stock options vest over the next six to 18 months. Unrecognized compensation cost related to the unvested stock options was less than $100,000 as of June 30, 2014, which is expected to be fully recognized by November, 2015.

A summary of restricted stock activity from grants issued under the Mercantile plans during the first six months of 2014 and the 2013 and 2012 calendar years is as follows:

	2014		2013		2012
		Weighted		Weighted		Weighted
		Average		Average		Average
	Shares	Fair Value	Shares	Fair Value	Shares	Fair Value
Nonvested at beginning of year	63,800	$14.30	66,100	$14.30	38,650	$6.20
Granted	0	NA	0	NA	66,100	14.30
Vested	(63,300)	14.30	0	NA	(38,266)	6.20
Forfeited	(500)	14.30	(2,300)	14.30	(384)	6.20
Nonvested at end of period	0	$ NA	63,800	$14.30	66,100	$14.30

A summary of stock option activity from grants issued under the various Mercantile plans during the first six months of 2014 and the 2013 and 2012 calendar years is as follows:

	2014		2013		2012
		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price
Outstanding at beginning of year	60,876	$33.11	152,896	$26.15	214,903	$22.40
Granted	0	NA	0	NA	0	NA
Exercised	(2,845)	17.74	(51,055)	13.72	(50,930)	10.83
Forfeited or expired	(1,141)	37.55	(40,965)	31.30	(11,077)	23.77
Outstanding at end of period	56,890	$33.79	60,876	$33.11	152,896	$26.15

Options exercisable at period-end	56,890	$33.79	60,876	$33.11	152,896	$26.15

(Continued)

53.

MERCANTILE BANK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

9.     STOCK-BASED COMPENSATION (Continued)

The fair value of each stock option award is estimated on the date of grant using a closed option valuation (Black-Scholes) model that uses the assumptions noted in the table below. Expected volatilities are based on historical volatilities on our common stock. Historical data is used to estimate stock option expense and post-vesting termination behavior. The expected term of stock options granted is based on historical data and represents the period of time that stock options granted are expected to be outstanding, which takes into account that the stock options are not transferable. The risk-free interest rate for the expected term of the stock option is based on the U.S. Treasury yield curve in effect at the time of the stock option grant. Except for the stock options awarded in connection with the merger, no stock option grants were made during 2012 or 2013 or during the first six months of 2014.

Options issued under the various Mercantile plans outstanding at June 30, 2014 were as follows:

			Outstanding			Exercisable
				Weighted Average	Weighted		Weighted
Range of				Remaining	Average		Average
Exercise				Contractual	Exercise		Exercise
Prices			Number	Life (years)	Price	Number	Price

$6.21	-	$8.00	2,700	1.4	$6.21	2,700	$6.21
$32.01	-	$36.00	51,300	0.9	34.87	51,300	34.87
$40.01	-	$44.00	2,890	0.3	40.28	2,890	40.28

Outstanding at end of period			56,890	0.9	$33.79	56,890	$33.79

Information related to options issued under the various Mercantile plans outstanding at June 30, 2014 and year-end 2013 and 2012 is as follows:

	2014	2013	2012

Minimum exercise price	$6.21	$6.21	$6.21
Maximum exercise price	40.28	40.28	40.28
Average remaining option term (years)	0.9	1.4	1.9

Information related to stock option grants and exercises issued under the various Mercantile plans during the first six months of 2014 and the 2013 and 2012 calendar years is as follows:

	2014	2013	2012

Aggregate intrinsic value of stock options exercised	$11,000	$408,000	$307,000
Cash received from stock option exercises	50,000	289,000	227,000
Tax benefit realized from stock option exercises	0	0	0
Weighted average per share fair value of stock options granted	NA	NA	NA

(Continued)

54.

MERCANTILE BANK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

9.     STOCK-BASED COMPENSATION (Continued)

The aggregate intrinsic value of all stock options issued under the various Mercantile plans outstanding and exercisable at June 30, 2014 was less than $0.1 million. Shares issued as a result of the exercise of stock option grants have been authorized and previously unissued shares.

A summary of stock option activity from grants issued under the various former Firstbank plans that became part of Mercantile’s plans upon consummation of the merger during the month of June, 2014, is as follows:

		Weighted
		Average
		Exercise
	Shares	Price
Outstanding at beginning of year	0	$ NA
Granted	0	NA
Assumed as part of merger	282,178	15.48
Exercised	(3,075)	7.80
Forfeited or expired	0	NA
Outstanding at end of period	279,103	$15.57

Options exercisable at period-end	255,373	$16.44

Options issued under the various Firstbank plans outstanding at June 30, 2014 were as follows:

			Outstanding			Exercisable
				Weighted Average	Weighted		Weighted
Range of				Remaining	Average		Average
Exercise				Contractual	Exercise		Exercise
Prices			Number	Life (years)	Price	Number	Price

$4.00	-	$8.00	78,855	5.4	$6.54	62,215	$6.90
$8.01	-	$12.00	31,830	5.4	8.60	24,740	8.60
$12.01	-	$16.00	46,000	3.4	16.00	46,000	16.00
$20.01	-	$24.00	85,962	1.9	22.43	85,962	22.43
$24.01	-	$28.00	36,456	0.4	24.46	36,456	24.46

Outstanding at end of period			279,103	3.3	$15.57	255,373	$16.44

 (Continued)

55.

MERCANTILE BANK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

9.     STOCK-BASED COMPENSATION (Continued)

Information related to options issued under the various Firstbank plans outstanding at June 30, 2014 is as follows:

Minimum exercise price	$7.80
Maximum exercise price	24.46
Average remaining option term (in years)	3.3

Information related to stock option grants and exercises issued under the various Firstbank plans during the month of June, 2014, is as follows:

Aggregate intrinsic value of stock options exercised	$40,000
Cash received from stock option exercises	24,000
Tax benefit realized from stock option exercises	0
Weighted average per share fair value of stock options granted	NA

The aggregate intrinsic value of all stock options issued under the various Firstbank plans outstanding and exercisable at June 30, 2014 was $2.1 million.

On June 26, 2014, we granted a total of 7,375 shares of common stock to our Corporate, Bank and Regional Advisory Boards of Directors for retainer payments for the period of July 1, 2014 through December 31, 2014. The associated $155,000 cost will be expensed on a straightline basis over the last six months of 2014.

10.   COMMITMENTS AND OFF-BALANCE SHEET RISK

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

These instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized, if any, in the balance sheet. Our bank’s maximum exposure to loan loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual notional amount of those instruments. Our bank uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments. Collateral, such as accounts receivable, securities, inventory, and property and equipment, is generally obtained based on our credit assessment of the borrower. If required, estimated loss exposure resulting from these instruments is expensed and is generally recorded as a liability. There was no reserve or liability balance for these instruments as of June 30, 2014 and December 31, 2013.

(Continued)

56.

MERCANTILE BANK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

10.   COMMITMENTS AND OFF-BALANCE SHEET RISK (Continued)

A summary of the contractual amounts of our financial instruments with off-balance sheet risk at June 30, 2014 and December 31, 2013 follows:

	June 30,	December 31,
	2014	2013

Commercial unused lines of credit	$339,146,000	$257,937,000
Unused lines of credit secured by 1 – 4 family residential properties	60,439,000	23,429,000
Credit card unused lines of credit	9,180,000	9,013,000
Other consumer unused lines of credit	9,302,000	5,695,000
Commitments to make loans	177,363,000	58,799,000
Standby letters of credit	37,598,000	19,670,000
	$633,028,000	$374,543,000

Certain of our commercial loan customers have entered into interest rate swap agreements directly with our correspondent banks. To assist our commercial loan customers in these transactions, and to encourage our correspondent banks to enter into the interest rate swap transactions with minimal credit underwriting analyses on their part, we have entered into risk participation agreements with the correspondent banks whereby we agree to make payments to the correspondent banks owed by our commercial loan customers under the interest rate swap agreement in the event that our commercial loan customers do not make the payments. We are not a party to the interest rate swap agreements under these arrangements. As of June 30, 2014, the total notional amount of the underlying interest rate swap agreements was $17.6 million, with a net fair value from our commercial loan customers’ perspective of negative $2.6 million. These risk participation agreements are considered financial guarantees in accordance with applicable accounting guidance and are therefore recorded as liabilities at fair value, generally equal to the fees collected at the time of their execution. These liabilities are accreted into income during the term of the interest rate swap agreements, generally ranging from four to fifteen years.

11.   HEDGING ACTIVITIES

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

(Continued)

57.

MERCANTILE BANK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

11.   HEDGING ACTIVITIES (Continued)

In February 2012, we entered into an interest rate swap agreement with a correspondent bank to hedge the floating rate on our subordinated debentures, which became effective in January 2013 and matures in January 2018. Our $32.0 million of subordinated debentures have a rate equal to the 90-Day Libor Rate plus a fixed spread of 218 basis points, and are subject to repricing quarterly. The interest rate swap agreement provides for us to pay our correspondent bank a fixed rate, while our correspondent bank will pay us the 90-Day Libor Rate on a $32.0 million notional amount. The quarterly re-set dates for the floating rate on the interest rate swap agreement are the same as the re-set dates for the floating rate on the subordinated debentures. The interest rate swap agreement does qualify for hedge accounting; therefore, monthly fluctuations in the present value of the interest rate swap agreement, net of tax effect, are recorded to other comprehensive income. As of June 30, 2014 and December 31, 2013, the present value of the interest rate swap agreement was recorded as a liability in the amount of $0.4 million and $0.3 million, respectively.

12.   FAIR VALUES OF FINANCIAL INSTRUMENTS

The carrying amounts, estimated fair values and level within the fair value hierarchy of financial instruments were as follows as of June 30, 2014 and December 31, 2013 (dollars in thousands):

	Level in	June 30, 2014		December 31, 2013
	Fair Value	Carrying	Fair	Carrying	Fair
	Hierarchy	Values	Values	Values	Values

Financial assets:
Cash	Level 1	$14,040	$14,040	$1,464	$1,464
Cash equivalents	Level 2	104,813	104,813	145,501	145,501
Securities available for sale	(1)	475,275	475,275	131,178	131,178
FHLB stock	(2)	19,226	19,226	11,961	11,961
Loans, net	Level 3	2,052,626	2,049,625	1,030,422	1,027,300
Bank owned life insurance	Level 2	55,693	55,693	51,377	51,377
Accrued interest receivable	Level 2	7,711	7,711	3,649	3,649

Financial liabilities:
Deposits	Level 2	2,303,261	2,305,253	1,118,911	1,120,576
Repurchase agreements	Level 2	124,108	124,108	69,305	69,305
FHLB advances	Level 2	57,044	57,235	45,000	45,139
Subordinated debentures	Level 2	54,131	54,087	32,990	32,974
Accrued interest payable	Level 2	2,159	2,159	2,041	2,041
Interest rate swap	(1)	390	390	264	264

(1) See Note 13 for a description of the fair value hierarchy as well as a disclosure of levels for classes of financial assets and liabilities.

(2) It is not practical to determine the fair value of FHLB stock due to transferability restrictions.

(Continued)

58.

MERCANTILE BANK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

12.   FAIR VALUES OF FINANCIAL INSTRUMENTS (Continued)

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

13.   FAIR VALUES

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

(Continued)

59.

MERCANTILE BANK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

13.   FAIR VALUES (Continued)

Level 2: Significant other observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in markets that are not active; or other inputs that are observable or can be derived from or corroborated by observable market data by correlation or other means.

Level 3: Significant unobservable inputs that reflect our own conclusions about the assumptions that market participants would use in pricing an asset or liability.

The following is a description of our valuation methodologies used to measure and disclose the fair values of our financial assets and liabilities that are recorded at fair value on a recurring or nonrecurring basis:

Securities available for sale. Securities available for sale are recorded at fair value on a recurring basis. Fair value measurement is based on quoted prices, if available. If quoted prices are not available, fair values are measured using independent pricing models. Level 2 securities include U.S. Government agency bonds, mortgage-backed securities issued or guaranteed by U.S. Government agencies, municipal general obligation and revenue bonds and mutual funds. Level 3 securities include bonds issued by certain relatively small municipalities located within our markets that have very limited marketability due to their size and lack of ratings from a recognized rating service. We carry these bonds at historical cost, which we believe approximates fair value, unless our periodic financial analysis or other information becomes known which necessitates a valuation allowance. There was no such valuation allowance as of June 30, 2014 or December 31, 2013. We have no Level 1 securities available for sale.

Derivatives. The interest rate swap is measured at fair value on a recurring basis. We measure fair value utilizing models that use primarily market observable inputs, such as forecasted yield curves, and accordingly, the interest rate swap agreement is classified as Level 2.

Mortgage loans held for sale. Mortgage loans held for sale are carried at the lower of aggregate cost or fair value and are measured on a nonrecurring basis. Fair value is based on independent quoted market prices, where applicable, or the prices for other mortgage whole loans with similar characteristics. As of June 30, 2014 and December 31, 2013, we determined that the fair value of our mortgage loans held for sale approximated the recorded cost of $1.9 million and $1.1 million, respectively.

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

(Continued)

60.

MERCANTILE BANK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

13.   FAIR VALUES (Continued)

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The balances of assets and liabilities measured at fair value on a recurring basis as of June 30, 2014 are as follows:

		Quoted
		Prices in
		Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Available for sale securities
U.S. Government agency debt obligations	$213,706,000	$0	$213,706,000	$0
Mortgage-backed securities	108,172,000	0	108,172,000	0
Municipal general obligation bonds	140,169,000	0	128,791,000	11,378,000
Municipal revenue bonds	11,324,000	0	11,324,000	0
Other investments	1,904,000	0	1,904,000	0
Interest rate swap	(390,000)	0	(390,000)	0
Total	$474,885,000	$0	$463,507,000	$11,378,000

There were no transfers in or out of Level 1, Level 2 or Level 3 during the first six months of 2014.

The balances of assets and liabilities measured at fair value on a recurring basis as of December 31, 2013 are as follows:

		Quoted
		Prices in
		Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Available for sale securities
U.S. Government agency debt obligations	$98,477,000	$0	$98,477,000	$0
Mortgage-backed securities	13,558,000	0	13,558,000	0
Municipal general obligation bonds	16,872,000	0	16,872,000	0
Municipal revenue bonds	916,000	0	916,000	0
Other investments	1,355,000	0	1,355,000	0
Interest rate swap	(264,000)	0	(264,000)	0
Total	$130,914,000	$0	$130,914,000	$0

There were no transfers in or out of Level 1, Level 2 or Level 3 during 2013.

(Continued)

61.

MERCANTILE BANK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

13.   FAIR VALUES (Continued)

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

The balances of assets and liabilities measured at fair value on a nonrecurring basis as of June 30, 2014 are as follows:

		Quoted
		Prices in
		Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)

Impaired loans (1)	$18,899,000	$0	$0	$18,899,000
Foreclosed assets (1)	2,878,000	0	0	2,878,000
Total	$21,777,000	$0	$0	$21,777,000

The balances of assets and liabilities measured at fair value on a nonrecurring basis as of December 31, 2013 are as follows:

		Quoted
		Prices in
		Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)

Impaired loans (1)	$23,405,000	$0	$0	$23,405,000
Foreclosed assets (1)	2,851,000	0	0	2,851,000
Total	$26,256,000	$0	$0	$26,256,000

(1) Represents carrying value and related write-downs for which adjustments are based on the estimated value of the property or other assets.

14.   REGULATORY MATTERS

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

(Continue)

62.

MERCANTILE BANK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

14.   REGULATORY MATTERS (Continued)

The prompt corrective action regulations provide five classifications, including well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized, although these terms are not used to represent overall financial condition. If an institution is not well capitalized, regulatory approval is required to accept brokered deposits. Subject to limited exceptions, no institution may make a capital distribution if, after making the distribution, it would be undercapitalized. If an institution is undercapitalized, it is subject to close monitoring by its principal federal regulator, its asset growth and expansion are restricted, and plans for capital restoration are required. In addition, further specific types of restrictions may be imposed on the institution at the discretion of the federal regulator. At June 30, 2014 and December 31, 2013, our bank was in the well capitalized category under the regulatory framework for prompt corrective action. There are no conditions or events since June 30, 2014 that we believe have changed our bank’s categorization. Our actual capital levels (dollars in thousands) and the minimum levels required to be categorized as adequately and well capitalized were:

					Minimum Required
					to be Well
			Minimum Required		Capitalized Under
			for Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Regulations
	Amount	Ratio	Amount	Ratio	Amount	Ratio
June 30, 2014
Total capital (to risk weighted assets)
Consolidated	$323,221	14.0%	$184,700	8.0%	$ NA	NA
Bank	318,888	13.7	185,762	8.0	232,203	10.0%
Tier 1 capital (to risk weighted assets)
Consolidated	302,365	13.1	92,350	4.0	NA	NA
Bank	298,032	12.8	92,881	4.0	139,322	6.0
Tier 1 capital (to average assets)
Consolidated	302,365	16.7	72,553	4.0	NA	NA
Bank	298,032	16.4	72,810	4.0	91,012	5.0

December 31, 2013
Total capital (to risk weighted assets)
Consolidated	$193,925	15.9%	$97,498	8.0%	$ NA	NA
Bank	190,493	15.7	97,329	8.0	121,662	10.0%
Tier 1 capital (to risk weighted assets)
Consolidated	178,598	14.7	48,749	4.0	NA	NA
Bank	175,192	14.4	48,665	4.0	72,997	6.0
Tier 1 capital (to average assets)
Consolidated	178,598	12.5	57,006	4.0	NA	NA
Bank	175,192	12.3	56,860	4.0	71,075	5.0

(Continued)

63.

MERCANTILE BANK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

14.   REGULATORY MATTERS (Continued)

Our consolidated capital levels as of June 30, 2014 and December 31, 2013 include $52.1 million and $32.0 million, respectively, of trust preferred securities subject to certain limitations. Under applicable Federal Reserve guidelines, the trust preferred securities constitute a restricted core capital element. The guidelines provide that the aggregate amount of restricted core elements that may be included in our Tier 1 capital must not exceed 25% of the sum of all core capital elements, including restricted core capital elements, net of goodwill less any associated deferred tax liability. Our ability to include the trust preferred securities in Tier 1 capital in accordance with the guidelines is not affected by the provision of the Dodd-Frank Act generally restricting such treatment, because (i) the trust preferred securities were issued before May 19, 2010, and (ii) our total consolidated assets as of December 31, 2009 were less than $15.0 billion. As of June 30, 2014 and December 31, 2013, all $52.1 million and $32.0 million, respectively, of the trust preferred securities were included in our consolidated Tier 1 capital.

Our and our bank’s ability to pay cash and stock dividends is subject to limitations under various laws and regulations and to prudent and sound banking practices. On January 16, 2014, our Board of Directors declared a cash dividend on our common stock in the amount of $0.12 per share that was paid on March 10, 2014 to shareholders of record as of February 10, 2014. On May 9, 2014, our Board of Directors declared a cash dividend on our common stock in the amount of $0.12 per share that was paid on June 25, 2014 to shareholders of record as of June 13, 2014. On July 17, 2014, our Board of Directors declared a cash dividend on our common stock in the amount of $0.12 per share that will be paid on September 24, 2014 to shareholders of record as of September 12, 2014. In addition, on May 9, 2014, our Board of Directors declared a special cash dividend on our common stock in the amount of $2.00 per share that was paid on May 29, 2014 to shareholders of record as of May 22, 2014. The special cash dividend, in contemplation of the plan of merger with Firstbank, was paid to Mercantile shareholders prior to the effective date of the merger with Firstbank and before the issuance of Mercantile shares in exchange for Firstbank shares.

64.

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

Future Factors include, among others, changes in interest rates and interest rate relationships; demand for products and services; the degree of competition by traditional and non-traditional competitors; changes in banking regulation or actions by bank regulators; changes in tax laws; changes in prices, levies, and assessments; our ability to successfully integrate the operations of Mercantile and Firstbank and their respective subsidiary banks; the ability of the combined company to compete in the highly competitive banking and financial services industry; the impact of technological advances; governmental and regulatory policy changes; the outcomes of contingencies; trends in customer behavior as well as their ability to repay loans; changes in local real estate values; changes in the national and local economies; and risk factors described in our annual report on Form 10-K for the year ended December 31, 2013 or in this report. These are representative of the Future Factors that could cause a difference between an ultimate actual outcome and a forward-looking statement.

Introduction

The following discussion compares the financial condition of Mercantile Bank Corporation and its consolidated subsidiaries, including Mercantile Bank of Michigan (“our bank”) and our bank’s two subsidiaries, Mercantile Bank Real Estate Co., LLC (“our real estate company”) and Mercantile Insurance Center, Inc. (“our insurance company”), at June 30, 2014 and December 31, 2013 and the results of operations for the three months and six months ended June 30, 2014 and June 30, 2013. This discussion should be read in conjunction with the interim consolidated financial statements and footnotes included in this report. Unless the text clearly suggests otherwise, references in this report to “us,” “we,” “our” or “the company” include Mercantile Bank Corporation and its consolidated subsidiaries referred to above.

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

65.

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

66.

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

Securities and Other Financial Instruments: Securities available for sale consist of bonds and notes which might be sold prior to maturity due to changes in interest rate, prepayment risks, yield and availability of alternative investments, liquidity needs or other factors. Securities classified as available for sale are reported at their fair value. Declines in the fair value of securities below their cost that are other than temporary are reflected as realized losses. In estimating other than temporary losses, management considers: (1) the length of time and extent that fair value has been less than carrying value; (2) the financial condition and near term prospects of the issuer; and (3) the Company’s ability and intent to hold the security for a period of time sufficient to allow for any anticipated recovery in fair value. Fair values for securities available for sale are obtained from outside sources and applied to individual securities within the portfolio. The difference between the amortized cost and the current fair value of securities is recorded as a valuation adjustment and reported in other comprehensive income.

Mortgage Servicing Rights: Mortgage servicing rights are recognized as assets based on the allocated fair value of retained servicing rights on loans sold. Servicing rights are carried at the lower of amortized cost or fair value and are expensed in proportion to, and over the period of, estimated net servicing income. We utilize a discounted cash flow model to determine the value of our servicing rights. The valuation model utilizes mortgage prepayment speeds, the remaining life of the mortgage pool, delinquency rates, our cost to service loans, and other factors to determine the cash flow that we will receive from serving each grouping of loans. These cash flows are then discounted based on current interest rate assumptions to arrive at the fair value of the right to service those loans. Impairment is evaluated quarterly based on the fair value of the servicing rights, using groupings of the underlying loans classified by interest rates. Any impairment of a grouping is reported as a valuation allowance.

Goodwill: Generally accepted accounting principles require us to determine the fair value of all of the assets and liabilities of an acquired entity, and record their fair value on the date of acquisition. We employ a variety of means in determination of the fair value, including the use of discounted cash flow analysis, market comparisons, and projected future revenue streams. For certain items that we believe we have the appropriate expertise to determine the fair value, we may choose to use our own calculation of the value. In other cases, where the value is not easily determined, we consult with outside parties to determine the fair value of the asset or liability. Once valuations have been adjusted, the net difference between the price paid for the acquired company and the value of its balance sheet is recorded as goodwill.

67.

 MERCANTILE BANK CORPORATION

Goodwill results from business acquisitions and represents the excess of the purchase price over the fair value of acquired tangible assets and liabilities and identifiable intangible assets. Goodwill is assessed at least annually for impairment and any such impairment is recognized in the period identified. A more frequent assessment is performed if conditions in the market place or changes in the company’s organizational structure occur. We use a discounted income approach and a market valuation model, which compares the inherent value of our company to valuations of recent transactions in the market place to determine if our goodwill has been impaired.

Firstbank Merger

We completed the merger of Firstbank Corporation (“Firstbank”), a Michigan corporation with approximately $1.5 billion in total assets and 46 branch locations, into Mercantile Bank Corporation as of June 1, 2014 (“Merger Date”). The results of operations due to the Firstbank transaction have been included in Mercantile’s financial results since the Merger Date. All of Firstbank’s common stock was converted into the right to receive one share of Mercantile common stock for each share of Firstbank common stock. The conversion of Firstbank’s common stock into Mercantile’s common stock resulted in Mercantile issuing 8,087,272 shares of its common stock. In conjunction with the completion of the merger, Mercantile assumed the obligations of four business trusts that were formed by Firstbank to issue trust preferred securities.

The Firstbank transaction was accounted for using the acquisition method of accounting and accordingly, assets acquired, liabilities assumed and consideration exchanged were recorded at estimated fair value on the Merger Date. In accordance with the applicable accounting guidance for business combinations, these fair values are preliminary and subject to refinement for up to one year after the closing date of the transaction as additional information relative to closing date fair value may become available.

In most instances, determining the fair value of the acquired assets and assumed liabilities required us to estimate cash flows expected to result from those assets and liabilities and to discount those cash flows at appropriate rates of interest. The most significant of those determinations relates to the valuation of acquired loans. For such loans, the excess of cash flows expected at acquisition over the estimated fair value is recognized as interest income over the remaining lives of the loans. The difference between contractually required payments at acquisition and the cash flows expected to be collected at acquisition reflects the impact of estimated credit losses and other factors, such as prepayments. In accordance with the applicable accounting guidance for business combinations, there was no carry-over of Firstbank’s previously established allowance for loan losses. The acquired loans were divided into loans with evidence of credit quality deterioration, which are accounted for under ASC 310-30 (“acquired impaired”), and loans that do not meet this criteria, which are accounted for under ASC 310-20 (“acquired non-impaired”).

Our operating results for the quarter ended June 30, 2014 include the operating results of the acquired assets and assumed liabilities for the 30 days subsequent to the Merger Date. The operations of the former Firstbank organization provided approximately $4.5 million in net interest income for the period from the Merger Date to June 30, 2014, and are included in our consolidated financial statements for the three and six month periods ending June 30, 2014. Firstbank’s results of operations prior to the Merger Date are not included in our consolidated statements of income or comprehensive income.

We recorded merger-related expenses of $3.5 million and $3.8 million during the three month and six month periods ended June 30, 2014, respectively. Such expenses were generally for professional services, costs related to termination of existing contractual arrangements for various services, retention and severance compensation costs, marketing and promotional expenses, travel costs, and printing and supplies costs. Virtually all of Mercantile and Firstbank’s operating systems are now integrated.

68.

 MERCANTILE BANK CORPORATION

Financial Overview

We reported net income of $1.5 million, or $0.13 per diluted share, for the second quarter of 2014, and net income of $5.1 million, or $0.50 per diluted share, during the first six months of 2014.

Our second quarter and year-to-date earnings results were significantly impacted by the Firstbank merger. In addition to our earnings results reflecting one month of operations as a combined organization, we recorded relatively large merger-related costs during the first six months of 2014, primarily during the second quarter. Merger-related costs totaled $3.5 million during the second quarter and $3.8 million during the first six months of 2014. On an after-tax basis, that equated to $2.4 million, or $0.21 per diluted share, during the second quarter, and $2.7 million, or $0.27 per diluted share, during the first six months of 2014. We expect to record additional merger-related costs during the next several quarters, although we expect future costs to be considerably lower than the amounts expensed during the second quarter.

The quality of our loan portfolio continues to improve, which when combined with recoveries of prior loan charge-offs and the eliminations of and reductions in specific reserves, have produced a positive impact on our allowance calculations and allowed us to make negative provisions in six consecutive quarters and in eight of the last nine quarters. We have recorded a net loan recovery during the past five consecutive quarters and during seven out of the last nine quarters. The improvement in the quality of the loan portfolio and reductions in foreclosed asset balances have also resulted in significantly lower problem asset administration costs. In fact, when gains on the sale of foreclosed assets are netted against problem asset administration costs, we recorded a slightly negative net expense during both the first and second quarters of 2014.

New term loan originations totaled approximately $75 million during the second quarter of 2014 and about $121 million during the first six months of 2014. We have also experienced net increases in commercial lines of credit, in large part reflecting lines that are part of new commercial lending relationships established during recent quarterly periods. Our loan portfolio is well diversified post-merger, with commercial and industrial loans comprising 30% of total loans, commercial real estate non-owner occupied loans equaling 27%, and commercial real estate owner occupied along with residential mortgage and consumer loans both at 19% of total loans. As a percent of total commercial loans, commercial and industrial loans and commercial real estate owner occupied loans equal 59%.

The merger with Firstbank also had a significant positive impact on our funding structure, resulting in a well diversified funding mix. Noninterest-bearing checking accounts comprise 21% of total funds, interest-bearing checking and sweep accounts combine for 22%, savings deposits and money market accounts aggregate to 24% and local time deposits account for 23%. Wholesale funds, comprised of brokered deposits and FHLB advances, represent 10% of total funds.

Financial Condition

Primarily reflecting the merger with Firstbank, our total assets increased $1.45 billion during the first six months of 2014, and totaled $2.88 billion as of June 30, 2014. Total loans increased $1.02 billion and securities available for sale were up $344 million, while cash and cash equivalents decreased $28.1 million. Total deposits increased $1.18 billion and securities sold under agreements to repurchase (“repurchase agreements”) were up $54.8 million during the first six months of 2014.

69.

 MERCANTILE BANK CORPORATION

Our loan portfolio has historically been primarily comprised of commercial loans, although less so now with the Firstbank merger. Commercial loans increased $701 million during the first six months of 2014, and at June 30, 2014 totaled $1.69 billion, or 81.4% of the loan portfolio. As of December 31, 2013, the commercial loan portfolio comprised 93.7% of total loans. The increase in commercial loans during the first six months of 2014 includes about $121 million in new commercial term loans to existing and new borrowers, with the remainder generally reflecting the Firstbank merger. Commercial and industrial loans were up $330 million, non-owner occupied commercial real estate (“CRE”) loans increased $185 million, owner occupied CRE loans increased $123 million, multi-family and residential rental loans increased $47 million and vacant land, land development and residential construction loans were up $17 million. As a percent of total commercial loans, commercial and industrial loans and commercial real estate owner occupied loans equal 59%.

We significantly enhanced our commercial loan sales efforts over the past couple of years. We are very pleased with the approximately $525 million in new commercial term loan fundings since the beginning of 2012, and our current pipeline reports indicate continued strong commercial loan funding opportunities in future periods. Also, as of June 30, 2014, availability on existing construction and development loans totaled over $51 million, with most of those funds expected to be drawn over the next twelve months. In addition, we have made additional lending commitments totaling about $177 million, a majority of which we expect to be accepted and funded over the next 12 to 18 months. Our commercial lenders also report substantial additional opportunities they are currently discussing with existing and potentially new borrowers.

We continue to experience some commercial loan principal paydowns and payoffs. A majority of these principal paydowns and payoffs received thus far have been welcomed, such as on stressed loan relationships; however, we have also experienced instances where well-performing relationships have been refinanced at other financial institutions and other situations where the borrower has sold the underlying asset, paying off the loan. In many of those cases where the loans were refinanced elsewhere, we believed the terms and conditions of the new lending arrangements were too aggressive, generally reflecting the very competitive banking environment in our markets. We remain committed to prudent underwriting standards that provide for an appropriate yield and risk relationship. In addition, we continue to receive accelerated principal paydowns from certain borrowers who have elevated deposit balances generally resulting from profitable operations and an apparent unwillingness to expand their businesses and/or replace equipment primarily due to economic- and tax-related uncertainties. Usage of existing commercial lines of credit has remained relatively steady.

Reflecting the Firstbank merger, one-to-four family mortgage loans increased $185 million and other consumer loans were up $135 million during the first six months of 2014, and at June 30, 2014, totaled a combined $386 million, or 18.6% of total loans. One-to-four family mortgage loans and other consumer loans equated to 6.3% of total loans as of December 31, 2013.

70.

MERCANTILE BANK CORPORATION

The following table summarizes our loan portfolio at June 30, 2014, broken out by loans originated by Mercantile and loans acquired in the Firstbank merger:

	Originated	Acquired	Total
	Loans	Loans	Loans

Commercial:
Commercial & Industrial	$342,375,000	$273,684,000	$616,059,000
Land Development & Construction	32,214,000	21,091,000	53,305,000
Owner Occupied Commercial RE	264,596,000	119,818,000	384,414,000
Non-Owner Occupied Commercial RE	399,855,000	149,434,000	549,289,000
Multi-Family & Residential Rental	37,569,000	47,099,000	84,668,000
Total Commercial	1,076,609,000	611,126,000	1,687,735,000

Retail:
1-4 Family Mortgages	33,337,000	182,702,000	216,039,000
Home Equity & Other Consumer	35,151,000	134,557,000	169,708,000
Total Retail	68,488,000	317,259,000	385,747,000

Total	$1,145,097,000	$928,385,000	$2,073,482,000

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

Nonperforming assets, comprised of nonaccrual loans and foreclosed properties, totaled $8.6 million (0.3% of total assets) as of June 30, 2014, compared to $9.6 million (0.7% of total assets) as of December 31, 2013. The volume of nonperforming assets has generally been on a declining trend since the peak of $117.6 million on March 31, 2010, and is currently at its lowest level since year-end 2006. Reductions in nonperforming assets during the first six months of 2014 primarily reflect principal payments on nonaccrual loans and sales proceeds on foreclosed properties. Foreclosed properties acquired in the Firstbank merger totaled $1.2 million. Acquired loans are recorded at fair value with no allowance brought forward in accordance with acquisition accounting. Acquired impaired loans are considered performing due to the application of the accretion method under acquisition accounting.

71.

MERCANTILE BANK CORPORATION

The following tables provide a breakdown of nonperforming assets by collateral type:

NONPERFORMING LOANS

	6/30/14	3/31/14	12/31/13	9/30/13	6/30/13
Residential Real Estate:
Land Development	$36,000	$38,000	$40,000	$43,000	$317,000
Construction	0	0	0	0	0
Owner Occupied / Rental	3,898,000	4,026,000	4,219,000	2,859,000	3,201,000
	3,934,000	4,064,000	4,259,000	2,902,000	3,518,000

Commercial Real Estate:
Land Development	235,000	361,000	389,000	627,000	650,000
Construction	0	0	0	0	0
Owner Occupied	1,176,000	784,000	885,000	718,000	960,000
Non-Owner Occupied	129,000	335,000	169,000	3,251,000	4,642,000
	1,540,000	1,480,000	1,443,000	4,596,000	6,252,000

Non-Real Estate:
Commercial Assets	267,000	798,000	1,016,000	1,111,000	755,000
Consumer Assets	0	0	0	0	1,000
	267,000	798,000	1,016,000	1,111,000	756,000

Total	$5,741,000	$6,342,000	$6,718,000	$8,609,000	$10,526,000

OTHER REAL ESTATE OWNED & REPOSSESSED ASSETS

	6/30/14	3/31/14	12/31/13	9/30/13	6/30/13
Residential Real Estate:
Land Development	$427,000	$427,000	$427,000	$495,000	$619,000
Construction	22,000	22,000	22,000	89,000	89,000
Owner Occupied / Rental	968,000	186,000	207,000	219,000	315,000
	1,417,000	635,000	656,000	803,000	1,023,000

Commercial Real Estate:
Land Development	92,000	92,000	92,000	6,000	31,000
Construction	0	0	0	0	0
Owner Occupied	300,000	75,000	164,000	501,000	606,000
Non-Owner Occupied	1,069,000	1,548,000	1,939,000	2,239,000	2,256,000
	1,461,000	1,715,000	2,195,000	2,746,000	2,893,000

Non-Real Estate:
Commercial Assets	0	0	0	0	0
Consumer Assets	0	0	0	0	0
	0	0	0	0	0

Total	$2,878,000	$2,350,000	$2,851,000	$3,549,000	$3,916,000

72.

MERCANTILE BANK CORPORATION

The following tables provide a reconciliation of nonperforming assets:

NONPERFORMING LOANS RECONCILIATION

	2nd Qtr	1st Qtr	4th Qtr	3rd Qtr	2nd Qtr
	2014	2014	2013	2013	2013

Beginning balance	$6,342,000	$6,718,000	$8,609,000	$10,526,000	$12,395,000
Additions, net of transfers to ORE	(11,000)	174,000	1,734,000	502,000	438,000
Principal payments	(523,000)	(449,000)	(3,072,000)	(2,363,000)	(1,988,000)
Loan charge-offs	(67,000)	(101,000)	(553,000)	(56,000)	(319,000)

Total	$5,741,000	$6,342,000	$6,718,000	$8,609,000	$10,526,000

OTHER REAL ESTATE OWNED & REPOSSESSED ASSETS RECONCILIATION

	2nd Qtr	1st Qtr	4th Qtr	3rd Qtr	2nd Qtr
	2014	2014	2013	2013	2013

Beginning balance	$2,350,000	$2,851,000	$3,549,000	$3,916,000	$6,505,000
Additions - originated loans	175,000	0	134,000	350,000	57,000
Additions - merger ORE	1,187,000	0	0	0	0
Sale proceeds	(790,000)	(501,000)	(797,000)	(527,000)	(2,374,000)
Valuation write-downs	(44,000)	0	(35,000)	(190,000)	(272,000)

Total	$2,878,000	$2,350,000	$2,851,000	$3,549,000	$3,916,000

During the first six months of 2014, loan charge-offs totaled $0.7 million while recoveries of prior period charge-offs aggregated to $1.3 million, resulting in a net recovery $0.6 million. We recorded a net recovery of prior period charge-offs of $1.3 million during all of 2013.

73.

MERCANTILE BANK CORPORATION

The following table provides a breakdown of net loan charge-offs (recoveries) by collateral type:

	2nd Qtr	1st Qtr	4th Qtr	3rd Qtr	2nd Qtr
	2014	2014	2013	2013	2013
Residential Real Estate:
Land Development	$(4,000)	$(1,000)	$(78,000)	$(387,000)	$(119,000)
Construction	0	0	0	0	0
Owner Occupied / Rental	(572,000)	(139,000)	(144,000)	(105,000)	(301,000)
	(576,000)	(140,000)	(222,000)	(492,000)	(420,000)

Commercial Real Estate:
Land Development	(11,000)	0	0	0	30,000
Construction	0	0	0	0	0
Owner Occupied	98,000	37,000	47,000	(74,000)	(6,000)
Non-Owner Occupied	(70,000)	336,000	1,206,000	(1,215,000)	79,000
	17,000	373,000	1,253,000	(1,289,000)	103,000

Non-Real Estate:
Commercial Assets	(45,000)	(267,000)	(1,154,000)	(172,000)	(95,000)
Consumer Assets	2,000	1,000	(4,000)	5,000	1,000
	(43,000)	(266,000)	(1,158,000)	(167,000)	(94,000)

Total	$(602,000)	$(33,000)	$(127,000)	$(1,948,000)	$(411,000)

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

The Allowance Analysis applies reserve allocation factors to non-impaired outstanding loan balances, the result of which is combined with specific reserves to calculate an overall allowance dollar amount. For non-impaired commercial loans, reserve allocation factors are based on the loan ratings as determined by our standardized grade paradigms and by loan purpose. Our commercial loan portfolio is segregated into five classes: 1) commercial and industrial loans; 2) vacant land, land development and residential construction loans; 3) owner occupied real estate loans; 4) non-owner occupied real estate loans; and 5) multi-family and residential rental property loans. The reserve allocation factors are primarily based on the historical trends of net loan charge-offs through a migration analysis whereby net loan losses are tracked via assigned grades over various time periods, with adjustments made for environmental factors reflecting the current status of, or recent changes in, items such as: lending policies and procedures; economic conditions; nature and volume of the loan portfolio; experience, ability and depth of management and lending staff; volume and severity of past due, nonaccrual and adversely classified loans; effectiveness of the loan review program; value of underlying collateral; loan concentrations; and other external factors such as competition and regulatory environment. Adjustments for specific lending relationships, particularly impaired loans, are made on a case-by-case basis. Non-impaired retail loan reserve allocations are determined in a similar fashion as those for non-impaired commercial loans, except that retail loans are segmented by type of credit and not a grading system. We regularly review the Allowance Analysis and make needed adjustments based upon identifiable trends and experience.

74.

MERCANTILE BANK CORPORATION

A migration analysis is completed quarterly to assist us in determining appropriate reserve allocation factors for non-impaired commercial loans. Our migration analysis takes into account various time periods, with most weight placed on a twelve-quarter time frame. We believe the twelve-quarter period represents an appropriate range of economic conditions, and that it provides for an appropriate basis in determining reserve allocation factors given current economic conditions and the general consensus of economic conditions in the near future.

Although the migration analysis provides a historical accounting of our net loan losses, it is not able to fully account for environmental factors that will also very likely impact the collectability of our commercial loans as of any quarter-end date. Therefore, we incorporate the environmental factors as adjustments to the historical data. Environmental factors include both internal and external items. We believe the most significant internal environmental factor is our credit culture and the relative aggressiveness in assigning and revising commercial loan risk ratings, with the most significant external environmental factor being the assessment of the current economic environment and the resulting implications on our commercial loan portfolio.

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

The allowance equaled $20.9 million as of June 30, 2014, or 1.8% of total originated loans outstanding, compared to 2.2% as of December 31, 2013. A large portion of the decline in the level of the allowance during the first six months of 2014 reflects elimination and reduction of specific reserves due to successful collection efforts, while the remainder of the decline is primarily associated with commercial loan upgrades and reductions in most reserve allocation factors on non-impaired commercial loans resulting from the impact of lower net loan charge-offs in recent periods on our migration calculations. The allowance equaled 363.3% of nonperforming loans as of June 30, 2014, compared to 339.7% as of December 31, 2013. This particular allowance measurement has increased significantly during the past several years primarily due to total nonperforming loans declining at a faster rate than the balance of the allowance and certain accruing higher-balance commercial loan relationships having been categorized as troubled debt restructurings resulting in higher specific reserve allocations.

As of June 30, 2014, the allowance was comprised of $10.5 million in general reserves relating to non-impaired loans, $1.5 million in specific reserve allocations relating to nonaccrual loans, and $8.9 million in specific reserves on other loans, primarily accruing loans designated as troubled debt restructurings. Troubled debt restructurings totaled $29.1 million at June 30, 2014, consisting of $4.2 million that are on nonaccrual status and $24.9 million that are on accrual status. The latter, while considered and accounted for as impaired loans in accordance with accounting guidelines, is not included in our nonperforming loan totals. Impaired loans with an aggregate carrying value of $2.4 million as of June 30, 2014 had been subject to previous partial charge-offs aggregating $2.4 million. Those partial charge-offs were recorded as follows: $0.1 million during the first six months of 2014, $0.5 million in 2013, $1.1 million in 2012, $0.5 million in 2011 and $0.2 million in 2010. As of June 30, 2014, there were no specific reserves allocated to impaired loans that had been subject to a previous partial charge-off.

75.

MERCANTILE BANK CORPORATION

The following table provides a breakdown of our loans categorized as troubled debt restructurings:

	6/30/14	3/31/14	12/31/13	9/30/13	6/30/13

Performing	$24,901,000	$27,093,000	$30,247,000	$41,707,000	$42,991,000
Nonperforming	4,232,000	4,800,000	4,645,000	5,782,000	7,523,000

Total	$29,133,000	$31,893,000	$34,892,000	$47,489,000	$50,514,000

Although we believe the allowance is adequate to absorb loan losses in our originated loan portfolio as they arise, there can be no assurance that we will not sustain loan losses in any given period that could be substantial in relation to, or greater than, the size of the allowance.

Reflecting the merger with Firstbank, securities increased $344 million during the first six months of 2014, totaling $475 million as of June 30, 2014. Purchases during the first six months of 2014, consisting almost exclusively of U.S. Government agency bonds, totaled $11.7 million. Proceeds from matured and called U.S. Government agency bonds and municipal bonds during the first six months of 2014 totaled $11.0 million and $7.8 million, respectively, with another $3.9 million from principal paydowns on mortgage-backed securities. At June 30, 2014, the portfolio was primarily comprised of U.S. Government agency bonds (45%), municipal bonds (32%) and U.S. Government agency issued or guaranteed mortgage-backed securities (23%). All of our securities are currently designated as available for sale, and are therefore stated at fair value. The fair value of securities designated as available for sale at June 30, 2014 totaled $475 million, including a net unrealized loss of $4.2 million. We maintain the securities portfolio at levels to provide adequate pledging and secondary liquidity for our daily operations. In addition, the securities portfolio serves a primary interest rate risk management function.

FHLB stock totaled $19.2 million as of June 30, 2014, an increase of $7.3 million from the balance at December 31, 2013 resulting from the Firstbank merger. Our investment in FHLB stock is necessary to engage in their advance and other financing programs. We have received regularly quarterly cash dividends, and we expect a cash dividend will continue to be paid in future quarterly periods.

Market values on our U.S. Government agency bonds, mortgage-backed securities issued or guaranteed by U.S. Government agencies and municipal bonds are generally determined on a monthly basis with the assistance of a third party vendor. Evaluated pricing models that vary by type of security and incorporate available market data are utilized. Standard inputs include issuer and type of security, benchmark yields, reported trades, broker/dealer quotes and issuer spreads. We believe our valuation methodology provides for a reasonable estimation of market value, and that it is consistent with the requirements of accounting guidelines.

Federal funds sold, consisting of excess funds sold overnight to a correspondent bank, along with investments in interest-bearing deposits at correspondent and other banks, are used to manage daily liquidity needs and interest rate sensitivity. During the first six months of 2014, the average balance of these funds equaled $93.2 million, or 6.1% of average earning assets. We expect the level of these funds to average approximately 1% to 2% of average earning assets in future quarters.

Net premises and equipment equaled $49.0 million at June 30, 2014, an increase of $24.1 million during the first six months of 2014. The merger with Firstbank accounts for virtually the entire increase.

76.

MERCANTILE BANK CORPORATION

Foreclosed and repossessed assets totaled $2.9 million at June 30, 2014, unchanged from the balance at December 31, 2013. Foreclosed property sales totaled $1.3 million during the first six months of 2014, while foreclosed properties from the Firstbank merger totaling $1.2 million were added during the period. While we expect some transfers from loans to foreclosed and repossessed assets in future periods reflecting our collection efforts on impaired lending relationships, we expect that sales activity will limit any increase in, and average balance of, this nonperforming asset category.

Primarily reflecting the merger with Firstbank, total deposits increased $1.18 billion during the first six months of 2014, totaling $2.30 billion at June 30, 2014. Out-of-area deposits decreased $25.3 million during the first six months of 2014, and as a percent of total deposits, equaled 8.2% as of June 30, 2014, compared to 19.0% as of December 31, 2013.

Noninterest-bearing checking accounts increased $291 million during the first six months of 2014. While the growth is primarily due to the Firstbank merger, noninterest-bearing checking accounts also increased due to deposit account openings as part of new commercial lending relationships. Also reflecting the impact of the Firstbank merger, interest-bearing checking accounts increased $227 million, money market deposit accounts grew $104 million, savings deposits increased $289 million and local time deposits grew $298 million during the first six months of 2014.

Repurchase agreements increased $54.8 million during the first six months of 2014, totaling $124 million as of June 30, 2014. The increase is primarily due to the merger with Firstbank. As part of our sweep account program, collected funds from certain business noninterest-bearing checking accounts and savings deposits are invested into over-night interest-bearing repurchase agreements. Such repurchase agreements are not deposit accounts and are not afforded federal deposit insurance.

Reflecting the merger with Firstbank, FHLB advances increased $12.0 million during the first six months of 2014. As of June 30, 2014, FHLB advances totaled $57.0 million. The FHLB advances are collateralized by residential mortgage loans, first mortgage liens on multi-family residential property loans, first mortgage liens on commercial real estate property loans, and substantially all other assets of our bank, under a blanket lien arrangement. Our borrowing line of credit as of June 30, 2014 totaled about $570 million, with availability approximating $509 million.

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

To assist in providing needed funds, we have regularly obtained monies from wholesale funding sources. Wholesale funds, primarily comprised of deposits from customers outside of our market areas and advances from the FHLB, totaled $245 million, or 9.9% of combined deposits and borrowed funds, as of June 30, 2014, compared to $258 million, or 20.9% of combined deposits and borrowed funds, as of December 31, 2013.

77.

MERCANTILE BANK CORPORATION

As part of our sweep account program, collected funds from certain business noninterest-bearing checking accounts and savings deposits are invested into over-night interest-bearing repurchase agreements. Such repurchase agreements are not deposit accounts and are not afforded federal deposit insurance. Repurchase agreements increased $54.8 million during the first six months of 2014, totaling $124 million as of June 30, 2014. The increase is primarily attributable to the merger with Firstbank. Information regarding our repurchase agreements as of June 30, 2014 and during the first six months of 2014 is as follows:

Outstanding balance at June 30, 2014	$124,108,000
Weighted average interest rate at June 30, 2014	0.10%
Maximum daily balance six months ended June 30, 2014	$126,621,000
Average daily balance for six months ended June 30, 2014	$79,003,000
Weighted average interest rate for six months ended June 30, 2014	0.12%

As a member of the FHLB, we have access to the FHLB advance borrowing programs. FHLB advances increased $12.0 million during the first six months of 2014, reflecting the merger with Firstbank. As of June 30, 2014, FHLB advances totaled $57.0 million. Based on available collateral at June 30, 2014, we could borrow an additional $509 million.

We also have the ability to borrow up to $63.0 million on a daily basis through correspondent banks using established unsecured federal funds purchased lines of credit. We did not access these lines of credit during first six months of 2014; in fact, we have not accessed the lines of credit since January of 2010. In contrast, federal funds sold averaged $86.9 million during the first six months of 2014. We have a line of credit through the Discount Window of the Federal Reserve Bank of Chicago. Using certain municipal bonds as collateral, we could have borrowed up to $12.4 million as of June 30, 2014. We did not utilize this line of credit during the first six months of 2014 or at any time during the previous five fiscal years, and do not plan to access this line of credit in future periods.

The following table reflects, as of June 30, 2014, significant fixed and determinable contractual obligations to third parties by payment date, excluding accrued interest:

	One Year	One to	Three to	Over
	or Less	Three Years	Five Years	Five Years	Total

Deposits without a stated maturity	$1,519,730,000	$0	$0	$0	$1,519,730,000
Certificates of deposit	382,018,000	287,746,000	113,767,000	0	783,531,000
Short-term borrowings	124,108,000	0	0	0	124,108,000
Federal Home Loan Bank advances	9,000,000	23,044,000	25,000,000	0	57,044,000
Subordinated debentures	0	0	0	54,131,000	54,131,000
Other borrowed money	9,545,000	1,455,000	0	3,348,000	14,348,000
Property leases	301,000	614,000	532,000	195,000	1,642,000

78.

MERCANTILE BANK CORPORATION

In addition to normal loan funding and deposit flow, we must maintain liquidity to meet the demands of certain unfunded loan commitments and standby letters of credit. As of June 30, 2014, we had a total of $595 million in unfunded loan commitments and $37.6 million in unfunded standby letters of credit. Of the total unfunded loan commitments, $418 million were commitments available as lines of credit to be drawn at any time as customers’ cash needs vary, and $177 million were for loan commitments generally expected to close and become funded within the next twelve months. We regularly monitor fluctuations in loan balances and commitment levels, and include such data in our overall liquidity management.

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

Capital Resources

Shareholders’ equity was $316 million at June 30, 2014, compared to $153 million at December 31, 2013. The $163 million increase during the first six months of 2014 was primarily due to the merger with Firstbank. We issued 8,087,272 shares of common stock, valued at $173 million, in connection with the merger. Net income during the first six months of 2014 totaled $5.1 million. Negatively impacting shareholder’s equity during the first six months of 2014 were cash dividends on common shares totaling $20.4 million. In accordance with the plan of merger with Firstbank, we declared and paid a special $2.00 per share cash dividend to Mercantile shareholders prior to the effective date of the merger and before the issuance of Mercantile shares in exchange for Firstbank shares. In addition, we declared and paid a $0.12 per share cash dividend in both the first and second quarters of 2014.

We and our bank are subject to regulatory capital requirements administered by state and federal banking agencies. Failure to meet the various capital requirements can initiate regulatory action that could have a direct material effect on the financial statements. As of June 30, 2014, our bank’s total risk-based capital ratio was 13.7%, with our bank’s total regulatory capital equaling $319 million, or approximately $87 million in excess of the 10.0% minimum which is among the requirements to be categorized as “well capitalized.” Our and our bank’s capital ratios as of June 30, 2014 and December 31, 2013 are disclosed in Note 14 of the Notes to Condensed Consolidated Financial Statements.

Results of Operations

We recorded net income of $1.5 million for the second quarter of 2014 ($0.13 per basic and diluted share), compared to net income of $4.0 million ($0.46 per basic and diluted share) recorded during the second quarter of 2013. We recorded net income of $5.1 million ($0.50 per basic and diluted share) for the first six months of 2014, compared to net income of $8.4 million ($0.97 per basic and diluted share) recorded during the first six months of 2013. The results for the second quarter and the first six months of 2014 were impacted by the merger with Firstbank, which was consummated on June 1, 2014; operating results for the 2014 periods include one month of operations as a combined organization. After-tax merger-related costs totaled $2.4 million, or $0.21 per diluted share, during the second quarter of 2014 and $2.7 million, or $0.27 per diluted share, during the first six months of 2014; total merger-related expenses were negligible during the respective 2013 periods. We expect to record additional merger-related costs during the next several quarters, although we expect future costs to be considerably lower than the amounts expensed during the second quarter.

79.

MERCANTILE BANK CORPORATION

The decline in earnings performance in the second quarter and the first six months of 2014 compared to the respective prior-year periods primarily resulted from increased overhead costs. As noted above, significant merger-related costs were incurred in the 2014 periods, while a nominal level of such costs were recorded during the comparable 2013 periods. In addition, various nonmerger-related costs necessary to operate the combined company contributed to the increase in overhead costs. Higher net interest income, primarily resulting from the increase in average earning assets associated with the completion of the merger, partially mitigated the impact of the higher level of overhead costs on earnings performance.

Interest income during the second quarter of 2014 was $18.5 million, an increase of $4.5 million, or 32.1%, from the $14.0 million earned during the second quarter of 2013. Interest income during the first six months of 2014 was $32.1 million, an increase of $3.9 million, or 13.1%, from the $28.2 million earned during the first six months of 2013. The increase in interest income in the 2014 periods compared to the respective 2013 periods is attributable to an increase in earning assets, which more than offset a declining yield on earning assets. Average earning assets include Firstbank’s assets from the date of acquisition. The decreased yield on earning assets in the second quarter of 2014 was mainly attributable to a lower yield on average securities and a change in earning asset mix, while the decreased yield on earning assets during the first six months of 2014 was mainly due to decreased yields on average securities and average loans.

Interest expense during the second quarter of 2014 was $2.9 million, an increase of $0.2 million, or 9.3%, from the $2.7 million expensed during the second quarter of 2013. Interest expense during the first six months of 2014 was $5.5 million, a slight increase from the $5.4 million expensed during the first six months of 2013. The increase in interest expense in the 2014 periods compared to the respective 2013 periods is attributable to an increase in the volume of average interest-bearing liabilities. Average interest-bearing liabilities include Firstbank’s liabilities from the date of acquisition. The impact of the higher volume of average interest-bearing liabilities on interest expense was substantially offset by a decrease in the weighted average cost of interest-bearing liabilities. Maturing fixed-rate certificates of deposit were renewed at lower rates, replaced by lower-costing funds, or allowed to runoff during 2013 and the first six months of 2014. In addition, the lowering of interest rates on certain non-certificate of deposit accounts in the latter part of the fourth quarter of 2013 and the absorption of Firstbank’s lower-costing interest-bearing liability base positively impacted the cost of funds in the 2014 periods.

Net interest income during the second quarter of 2014 was $15.6 million, an increase of $4.3 million, or 37.5%, from the $11.3 million earned during the second quarter of 2013. Net interest income during the first six months of 2014 was $26.6 million, an increase of $3.8 million, or 16.9%, from the $22.8 million earned during the first six months of 2013. The increase in net interest income in the 2014 periods compared to the respective 2013 periods was due to an increase in earning assets, which more than offset a decline in the net interest margin. The net interest margin during the second quarter of 2014 was 3.62%, compared to 3.66% during the second quarter of 2013. During the first six months of 2014, the net interest margin was 3.53%, compared to 3.67% during the same time period in 2013. The declined net interest margin in the 2014 periods reflects the decreased yield on earning assets, which more than offset the reduction in the cost of funds.

The following table sets forth certain information relating to our consolidated average interest-earning assets and interest-bearing liabilities and reflects the average yield on assets and average cost of liabilities for the second quarter of 2014 and 2013. Such yields and costs are derived by dividing income or expense by the average daily balance of assets or liabilities, respectively, for the period presented. Tax-exempt securities interest income and yield have been computed on a tax equivalent basis using a marginal tax rate of 35%. Securities interest income was increased by $100,000 and $114,000 in the second quarter of 2014 and 2013, respectively, for this adjustment.

80.

MERCANTILE BANK CORPORATION

	Quarters ended June 30,
	2 0 1 4				2 0 1 3
	Average			Average	Average		Average
	Balance	Interest		Rate	Balance	Interest	Rate
	(dollars in thousands)
ASSETS
Loans	$1,377,986		$16,657	4.85%	$1,044,527	$12,687	4.87%
Investment securities	267,273		1,867	2.79	145,614	1,378	3.79
Federal funds sold	65,622		41	0.25	55,796	35	0.25
Interest-bearing deposits	24,119		17	0.28	7,724	6	0.29
Total interest - earning assets	1,735,000		18,582	4.30	1,253,661	14,106	4.51

Allowance for loan losses	(21,138)				(26,100)
Other assets	168,756				136,809

Total assets	$1,882,618				$1,364,370

LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing deposits	$1,169,863		$2,272	0.78%	$887,408	$2,223	1.00%
Short-term borrowings	81,565		27	0.12	63,526	19	0.12
Federal Home Loan Bank advances	48,971		156	1.26	35,000	119	1.35
Other borrowings	46,410		474	4.04	34,482	319	3.68
Total interest-bearing liabilities	1,346,809		2,929	0.87	1,020,416	2,680	1.05

Noninterest-bearing deposits	318,632				188,352
Other liabilities	11,620				5,124
Shareholders’ equity	205,558				150,478

Total liabilities and shareholders’ equity	$1,882,619	$			$1,364,370

Net interest income			$15,653			$11,426

Net interest rate spread				3.43%			3.46%
Net interest spread on average assets				3.33%			3.36%
Net interest margin on earning assets				3.62%			3.66%

A negative loan loss provision expense of $0.7 million was recorded during the second quarter of 2014, compared to a negative provision expense of $1.5 million during the second quarter of 2013. A negative loan loss provision expense of $2.6 million was recorded during the first six months of 2014, compared to a negative provision expense of $3.0 million during the first six months of 2013. The negative provision expense reflects recoveries of previously charged-off loans, reversals of specific reserves, a reduced level of loan-rating downgrades, and ongoing loan-rating upgrades as the quality of the loan portfolio continued to improve. Continued progress in the stabilization of economic and real estate market conditions and resulting collateral valuations also positively impacted provision expense.

81.

MERCANTILE BANK CORPORATION

Recoveries of previously charged-off loans totaled $0.7 million during the second quarter of 2014, while loan charge-offs not specifically reserved for in prior periods amounted to $0.1 million, resulting in a net positive impact of $0.6 million on provision expense. Recoveries of previously charged-off loans totaled $1.3 million during the first six months of 2014, while loan charge-offs not specifically reserved for in prior periods amounted to $0.2 million, resulting in a net positive impact of $1.1 million on provision expense. Net loan recoveries of $0.6 million were recorded during the second quarter of 2014, compared to net loan recoveries of $0.4 million during the prior-year second quarter. Net loan recoveries of $0.6 million were recorded during the first six months of 2014, compared to net loan charge-offs of $0.7 million during the same time period in 2013. Of the $0.7 million in gross loans charged-off during the first six months of 2014, $0.6 million, or about 80%, represents the elimination of specific reserves that were established through provision expense in earlier periods. Nonperforming loans totaled $5.7 million, or 0.5% of total originated loans, as of June 30, 2014, compared to $10.5 million, or 1.0% of total loans, as of June 30, 2013. The allowance equaled 1.8% of total originated loans as of June 30, 2014, compared to 2.4% of total loans as of June 30, 2013.

Noninterest income during the second quarter of 2014 was $2.3 million, an increase of $0.5 million, or 29.1%, from the $1.8 million earned during the prior-year second quarter. Noninterest income during the first six months of 2014 was $3.8 million, an increase of $0.2 million, or 5.4%, from the $3.6 million earned during the same time period in 2013. The increase in noninterest income in the 2014 periods was mainly due to higher debit and credit card fee income and service charges on deposit accounts. Increased mortgage referral and sale fees also contributed to the higher level of noninterest income during the second quarter of 2014. These categories of noninterest income benefited from the consummation of the merger with Firstbank.

Noninterest expense during the second quarter of 2014 was $16.1 million, an increase of $7.3 million, or 82.3%, from the $8.8 million expensed during the second quarter of 2013. Noninterest expense during the first six months of 2014 was $25.3 million, an increase of $7.9 million, or 45.3%, from the $17.4 million expensed during the same time period in 2013. The increase in noninterest expense in the second quarter of 2014 and the first six months of 2014 primarily resulted from higher merger-related costs and salary and benefit expenses. Merger-related costs totaled $3.5 million and $3.8 million during the second quarter of 2014 and the first six months of 2014, respectively; these costs were nominal during the respective 2013 periods. Salary and benefit expenses totaled $7.0 million during the second quarter of 2014, an increase of $2.0 million, or 41.3%, from the $5.0 million expensed during the prior-year second quarter. Salary and benefit expenses were $12.3 million during the first six months of 2014, an increase of $2.5 million, or 24.7%, from the $9.8 million expensed during the first six months of 2013. The increase in salary and benefit expenses was mainly due to the hiring of additional staff members over the past year and officer merit pay increases, along with the increase in employees associated with the completion of the merger with Firstbank. As of June 30, 2014, full-time equivalent employees numbered 645, up from 239 as of June 30, 2013. Increases in other categories of nonmerger-related costs necessary to operate the combined company also contributed to the higher level of overhead costs.

82.

MERCANTILE BANK CORPORATION

During the second quarter of 2014, we recorded income before federal income tax of $2.5 million and a federal income tax expense of $1.0 million. During the second quarter of 2013, we recorded income before federal income tax of $5.8 million and a federal income tax expense of $1.8 million. The decrease in federal income tax expense in the second quarter of 2014 resulted from the lower level of income before federal income tax, which more than offset an increase in our effective tax rate from 30.4% in the second quarter of 2013 to 39.0% in the second quarter of 2014. During the first six months of 2014, we recorded income before federal income tax of $7.7 million and a federal income tax expense of $2.6 million. During the first six months of 2013, we recorded income before federal income tax of $12.0 million and a federal income tax expense of $3.6 million. The decrease in federal income tax expense during the first six months of 2014 resulted from the lower level of income before federal income tax, which more than offset an increase in our effective tax rate from 29.7% in the 2013 period to 34.2% in the 2014 period. The increase in the effective tax rate in the 2014 periods is primarily due to the recording of nondeductible merger-related expenses.

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

83.

MERCANTILE BANK CORPORATION

The following table depicts our GAP position as of June 30, 2014:

	Within	Three to		One to		After
	Three	Twelve		Five		Five
	Months	Months		Years		Years	Total
Assets:
Commercial loans (1)	$281,817,000	$240,418,000		$983,392,000		$157,418,000	$1,663,045,000
Residential real estate loans	28,126,000	22,729,000		123,824,000		171,764,000	346,443,000
Consumer loans	1,729,000	3,398,000		45,687,000		13,180,000	63,994,000
Securities (2)	30,465,000	31,026,000		159,516,000		273,494,000	494,501,000
Federal funds sold	11,973,000	0		0		0	11,973,000
Interest-bearing deposits	46,903,000	250,000		997,000		0	48,150,000
Allowance for loan losses	0	0		0		0	(20,856,000)
Other assets	0	0		0		0	272,032,000
Total assets	401,013,000	297,821,000		1,313,416,000		615,856,000	$2,879,282,000

Liabilities:
Interest-bearing checking	424,362,000	0		0		0	424,362,000
Savings deposits	341,924,000	0		0		0	341,924,000
Money market accounts	237,798,000	0		0		0	237,798,000
Time deposits under $100,000	36,474,000	80,858,000		94,235,000		0	211,567,000
Time deposits $100,000 & over	107,251,000	157,435,000		307,278,000		0	571,964,000
Short-term borrowings	124,108,000	0		0		0	124,108,000
Federal Home Loan Bank advances	0	6,000,000		51,044,000		0	57,044,000
Other borrowed money	66,479,000	545,000		1,455,000		0	68,479,000
Noninterest-bearing checking	0	0		0		0	515,646,000
Other liabilities	0	0		0		0	10,252,000
Total liabilities	1,338,396,000	244,838,000		454,012,000		0	2,563,144,000
Shareholders' equity	0	0		0		0	316,138,000
Total liabilities & shareholders' equity	1,338,396,000	244,838,000		454,012,000		0	$2,879,282,000

Net asset (liability) GAP	$(937,383,000)	$52,983,000		$859,404,000		$615,856,000

Cumulative GAP	$(937,383,000)	$(884,400,000)		$(24,996,000)		$590,860,000

Percent of cumulative GAP to total assets	(32.6% )	(30.7%	)	(0.9%	)	20.5%

(1)	Floating rate loans that are currently at interest rate floors are treated as fixed rate loans and are reflected using maturity date and not repricing frequency.
(2)	Mortgage-backed securities are categorized by average life calculations based upon prepayment trends as of June 30, 2014.

84.

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

We conducted multiple simulations as of June 30, 2014, in which it was assumed that changes in market interest rates occurred ranging from up 400 basis points to down 400 basis points in equal quarterly instalments over the next twelve months. The following table reflects the suggested impact on net interest income over the next twelve months in comparison to estimated net interest income based on our balance sheet structure, including the balances and interest rates associated with our specific loans, securities, deposits and borrowed funds, as of June 30, 2014. The resulting estimates are well within our policy parameters established to manage and monitor interest rate risk.

	Dollar Change	Percent Change
	In Net	In Net
Interest Rate Scenario	Interest Income	Interest Income

Interest rates down 400 basis points	$(4,700,000)	(4.8%)
Interest rates down 300 basis points	(3,100,000)	(3.2)
Interest rates down 200 basis points	(1,400,000)	(1.5)
Interest rates down 100 basis points	400,000	0.4
No change in interest rates	3,100,000	3.2
Interest rates up 100 basis points	5,300,000	5.5
Interest rates up 200 basis points	7,500,000	7.8
Interest rates up 300 basis points	9,700,000	10.1
Interest rates up 400 basis points	11,400,000	11.9

The resulting estimates have been significantly impacted by the current interest rate and economic environments, as adjustments have been made to critical model inputs with regards to traditional interest rate relationships. This is especially important as it relates to floating rate commercial loans, which comprise a sizable portion of our balance sheet.

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

85.

MERCANTILE BANK CORPORATION

Item 4.  Controls and Procedures

As of June 30, 2014, an evaluation was performed under the supervision of and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of June 30, 2014.

There have been no changes in our internal control over financial reporting during the quarter ended June 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

86.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

We made no unregistered sale of equity securities, nor did we purchase our equity securities, during the quarter ended June 30, 2014.

Item 3.  Defaults Upon Senior Securities.

Not applicable.

Item 4.  Mine Safety Disclosures.

Not applicable.

Item 5.  Other Information.

Not applicable.

87.

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

101

The following financial information from Mercantile’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Income, (iii) the Condensed Consolidated Statements of Comprehensive Income, (iv) the Condensed Consolidated Statements of Changes in Shareholders’ Equity, (v) the Condensed Consolidated Statements of Cash Flows, and (vi) the Notes to Condensed Consolidated Financial Statements

88.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 8, 2014.

MERCANTILE BANK CORPORATION

By:	/s/ Michael H. Price
Michael H. Price
President and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Charles E. Christmas
Charles E. Christmas
Senior Vice President, Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)

89.

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

101

The following financial information from Mercantile’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Income, (iii) the Condensed Consolidated Statements of Comprehensive Income, (iv) the Condensed Consolidated Statements of Changes in Shareholders’ Equity, (v) the Condensed Consolidated Statements of Cash Flows, and (vi) the Notes to Condensed Consolidated Financial Statements