Form 10-Q
period 2014-09-30
MERCANTILE BANK CORP
filed 2014-11-07
CIK 1042729

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

Yes           No   X

At November 7, 2014, there were 16,862,799 shares of common stock outstanding.

MERCANTILE BANK CORPORATION

INDEX

PART I.	Financial Information	Page No.

	Item 1. Financial Statements

	Condensed Consolidated Balance Sheets - September 30, 2014 (Unaudited) and December 31, 2013	1

	Condensed Consolidated Statements of Income - Three and Nine Months Ended September 30, 2014 (Unaudited) and September 2013 (Unaudited)	2

	Condensed Consolidated Statements of Comprehensive Income - Three and Nine Months Ended September 30, 2014 (Unaudited) and September 30, 2013 (Unaudited)	3

	Condensed Consolidated Statements of Changes in Shareholders’ Equity - Nine Months Ended September 30, 2014 (Unaudited) and September 30, 2013 (Unaudited)	4

	Condensed Consolidated Statements of Cash Flows - Nine Months Ended September 30, 2014 (Unaudited) and September 30, 2013 (Unaudited)	6

	Notes to Condensed Consolidated Financial Statements (Unaudited)	8

	Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	63

	Item 3. Quantitative and Qualitative Disclosures About Market Risk	82

	Item 4. Controls and Procedures	85

PART II.	Other Information

	Item 1. Legal Proceedings	86

	Item 1A. Risk Factors	86

	Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	86

	Item 3. Defaults Upon Senior Securities	86

	Item 4. Mine Safety Disclosures	86

	Item 5. Other Information	86

	Item 6. Exhibits	87

	Signatures	88

MERCANTILE BANK CORPORATION

PART I --- FINANCIAL INFORMATION

Item 1. Financial Statements

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2014	December 31, 2013
	(Unaudited)	(Audited)
ASSETS
Cash and due from banks	$49,707,000	$17,149,000
Interest-bearing deposits	72,443,000	6,389,000
Federal funds sold	10,102,000	123,427,000
Total cash and cash equivalents	132,252,000	146,965,000

Securities available for sale	454,009,000	131,178,000
Federal Home Loan Bank stock	19,226,000	11,961,000

Loans	2,068,265,000	1,053,243,000
Allowance for loan losses	(20,374,000)	(22,821,000)
Loans, net	2,047,891,000	1,030,422,000

Premises and equipment, net	48,570,000	24,898,000
Bank owned life insurance	55,992,000	51,377,000
Goodwill	50,870,000	0
Core deposit intangible	16,418,000	0
Accrued interest and other assets	37,876,000	30,165,000

Total assets	$2,863,104,000	$1,426,966,000

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits
Noninterest-bearing	$535,101,000	$224,580,000
Interest-bearing	1,736,607,000	894,331,000
Total deposits	2,271,708,000	1,118,911,000

Securities sold under agreements to repurchase	142,869,000	69,305,000
Federal Home Loan Bank advances	57,033,000	45,000,000
Subordinated debentures	54,301,000	32,990,000
Accrued interest and other liabilities	16,200,000	7,435,000
Total liabilities	2,542,111,000	1,273,641,000

Shareholders' equity
Preferred stock, no par value; 1,000,000 shares authorized; none issued	0	0
Common stock, no par value; 40,000,000 shares authorized; 16,862,583 shares outstanding at September 30, 2014 and 8,739,108 shares outstanding at December 31, 2013	317,374,000	162,999,000
Retained earnings (deficit)	5,948,000	(4,101,000)
Accumulated other comprehensive income (loss)	(2,329,000)	(5,573,000)
Total shareholders’ equity	320,993,000	153,325,000

Total liabilities and shareholders’ equity	$2,863,104,000	$1,426,966,000

See accompanying notes to condensed consolidated financial statements.

1.

MERCANTILE BANK CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended Sept 30, 2014	Three Months Ended Sept 30, 2013	Nine Months Ended Sept 30, 2014	Nine Months Ended Sept 30, 2013
Interest income
Loans, including fees	$26,323,000	$13,411,000	$55,079,000	$38,944,000
Securities, taxable	1,992,000	1,003,000	4,619,000	3,017,000
Securities, tax-exempt	553,000	211,000	1,110,000	763,000
Federal funds sold	7,000	38,000	117,000	127,000
Interest-bearing deposits	25,000	4,000	46,000	17,000
Total interest income	28,900,000	14,667,000	60,971,000	42,868,000

Interest expense
Deposits	1,971,000	2,190,000	6,279,000	6,733,000
Short-term borrowings	34,000	19,000	83,000	57,000
Federal Home Loan Bank advances	166,000	141,000	472,000	379,000
Other borrowings	740,000	323,000	1,532,000	938,000
Total interest expense	2,911,000	2,673,000	8,366,000	8,107,000

Net interest income	25,989,000	11,994,000	52,605,000	34,761,000

Provision for loan losses	(400,000)	(1,700,000)	(3,000,000)	(4,700,000)

Net interest income after provision for loan losses	26,389,000	13,694,000	55,605,000	39,461,000

Noninterest income
Services charges on accounts	807,000	397,000	1,749,000	1,155,000
Earnings on bank owned life insurance	299,000	337,000	880,000	1,025,000
Mortgage banking activities	569,000	194,000	981,000	671,000
Other income	1,224,000	755,000	3,085,000	2,430,000
Total noninterest income	2,899,000	1,683,000	6,695,000	5,281,000

Noninterest expense
Salaries and benefits	10,685,000	5,256,000	23,393,000	15,094,000
Occupancy	1,515,000	639,000	3,141,000	1,921,000
Furniture and equipment	560,000	242,000	1,175,000	754,000
FDIC insurance costs	331,000	184,000	733,000	604,000
Problem asset costs	235,000	373,000	179,000	783,000
Merger-related costs	1,250,000	719,000	5,081,000	779,000
Other expense	6,165,000	2,509,000	12,312,000	7,383,000
Total noninterest expenses	20,741,000	9,922,000	46,014,000	27,318,000

Income before federal income tax expense	8,547,000	5,455,000	16,286,000	17,424,000

Federal income tax expense	2,600,000	2,002,000	5,248,000	5,554,000

Net income	$5,947,000	$3,453,000	$11,038,000	$11,870,000

Basic earnings per share	$0.35	$0.40	$0.89	$1.36
Diluted earnings per share	$0.35	$0.40	$0.89	$1.36
Cash dividends per share	$0.12	$0.12	$2.36	$0.33

Average basic shares outstanding	$16,852,050	$8,707,038	$12,362,316	$8,706,133
Average diluted shares outstanding	$16,926,249	$8,725,268	$12,399,009	$8,719,956

See accompanying notes to condensed consolidated financial statements.

2.

MERCANTILE BANK CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended Sept 30, 2014	Three Months Ended Sept 30, 2013	Nine Months Ended Sept 30, 2014	Nine Months Ended Sept 30, 2013

Net income	$5,947,000	$3,453,000	$11,038,000	$11,870,000

Other comprehensive income (loss):
Unrealized holding gains (losses) on securities available for sale	712,000	(5,376,000)	4,861,000	(10,165,000)
Fair value of interest rate swap	255,000	(79,000)	128,000	718,000
	967,000	(5,455,000)	4,989,000	(9,447,000)

Tax effect of unrealized holding gains (losses) on securities available for sale	(220,000)	1,841,000	(1,701,000)	3,517,000
Tax effect of fair value of interest rate swap	(90,000)	(25,000)	(44,000)	(251,000)
	(310,000)	1,816,000	(1,745,000)	3,266,000

Other comprehensive income (loss), net of tax	657,000	(3,639,000)	3,244,000	(6,181,000)

Comprehensive income (loss)	$6,604,000	$(186,000)	$14,282,000	$5,689,000

See accompanying notes to condensed consolidated financial statements.

3.

MERCANTILE BANK CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF

CHANGES IN SHAREHOLDERS’ EQUITY

(Unaudited)

			Retained	Accumulated Other	Total
($ in thousands)	Preferred	Common	Earnings	Comprehensive	Shareholders’
	Stock	Stock	(Deficit)	Income (Loss)	Equity

Balances, January 1, 2014	$0	$162,999	$(4,101)	$(5,573)	$153,325

Employee stock purchase plan (523 shares)		10			10

Dividend reinvestment plan (4,695 shares)		90			90

Stock option exercises (24,110 shares)		229			229

Stock grants to directors for retainer fees (7,375 shares)		155			155

Stock-based compensation expense		364			364

Cash dividends ($2.36 per common share)		(21,447)	(989)		(22,436)

Common stock issued in connection with Firstbank merger (8,087,272 shares)		173,310			173,310

Stock options issued to replace existing Firstbank options at merger date		1,664			1,664

Net income for the nine months ended September 30, 2014			11,038		11,038

Change in net unrealized holding gain on securities available for sale, net of tax effect				3,160	3,160

Change in fair value of interest rate swap, net of tax effect				84	84

Balances, September 30, 2014	$0	$317,374	$5,948	$(2,329)	$320,993

See accompanying notes to condensed consolidated financial statements.

4.

MERCANTILE BANK CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF

CHANGES IN SHAREHOLDERS’ EQUITY (Continued)

(Unaudited)

			Retained	Accumulated Other	Total
($ in thousands)	Preferred	Common	Earnings	Comprehensive	Shareholders’
	Stock	Stock	(Deficit)	Income (Loss)	Equity

Balances, January 1, 2013	$0	$166,074	$(21,134)	$1,650	$146,590

Employee stock purchase plan (1,098 shares)		19			19

Dividend reinvestment plan (1,954 shares)		33			33

Stock option exercises (2,950 shares)		52			52

Stock tendered for stock option exercises (2,419 shares)		(52)			(52)

Stock-based compensation expense		354			354

Cash dividends ($0.33 per common share)		(2,851)			(2,851)

Net income for the nine months ended September 30, 2013			11,870		11,870

Change in net unrealized holding gain on securities available for sale, net of tax effect				(6,648)	(6,648)

Change in fair value of interest rate swap, net of tax effect				467	467

Balances, September 30, 2013	$0	$163,629	$(9,264)	$(4,531)	$149,834

See accompanying notes to condensed consolidated financial statements.

5.

MERCANTILE BANK CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended Sept 30, 2014	Nine Months Ended Sept 30, 2013
Cash flows from operating activities
Net income	$11,038,000	$11,870,000
Adjustments to reconcile net income to net cash from operating activities
Depreciation and amortization	4,734,000	1,629,000
Accretion of acquired loans	(1,687,000)	0
Provision for loan losses	(3,000,000)	(4,700,000)
Stock-based compensation expense	364,000	354,000
Proceeds from sales of mortgage loans held for sale	41,246,000	43,789,000
Origination of mortgage loans held for sale	(40,481,000)	(41,147,000)
Net gain from sales of mortgage loans held for sale	(935,000)	(550,000)
Net gain from sales and valuation write-down of foreclosed assets	(721,000)	(1,024,000)
Earnings on bank owned life insurance	(880,000)	(1,025,000)
Net change in:
Accrued interest receivable	(269,000)	97,000
Other assets	184,000	13,451,000
Accrued interest and other liabilities	(5,155,000)	(776,000)
Net cash from operating activities	4,438,000	21,968,000

Cash flows from investing activities
Cash received in merger	91,806,000	0
Loan originations and payments, net	(70,034,000)	(37,232,000)
Purchases of securities available for sale	(14,379,000)	(37,492,000)
Proceeds from maturities, calls and repayments of securities available for sale	46,445,000	31,578,000
Proceeds from sales of securities available for sale	0	10,310,000
Proceeds from sales of foreclosed assets	3,184,000	6,505,000
Purchases of premises and equipment	(1,167,000)	(250,000)
Net cash from (for) investing activities	55,855,000	(26,581,000)

Cash flows from financing activities
Net decrease in time deposits	(40,963,000)	(13,871,000)
Net increase (decrease) in all other deposits	(35,065,000)	176,000
Net increase in securities sold under agreements to repurchase	19,080,000	915,000
Proceeds from Federal Home Loan Bank advances	0	10,000,000
Net increase in other borrowed money	3,894,000	107,000
Proceeds from stock option exercises	229,000	0
Employee stock purchase plan	10,000	19,000
Dividend reinvestment plan	90,000	33,000
Stock grants to directors for retainer fee	155,000	0
Payment of cash dividends to common shareholders	(22,436,000)	(2,851,000)
Net cash for financing activities	(75,006,000)	(5,472,000)

Net change in cash and cash equivalents	(14,713,000)	(10,085,000)
Cash and cash equivalents at beginning of period	146,965,000	136,003,000
Cash and cash equivalents at end of period	$132,252,000	$125,918,000

See accompanying notes to condensed consolidated financial statements.

6.

MERCANTILE BANK CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(Unaudited)

	Nine Months Ended Sept 30, 2014	Nine Months Ended Sept 30, 2013
Supplemental disclosures of cash flows information
Cash paid during the period for:
Interest	$8,574,000	$8,779,000
Federal income tax	1,575,000	0
Noncash financing and investing activities:
Transfers from loans to foreclosed assets	1,084,000	2,060,000

See accompanying notes to condensed consolidated financial statements.

7.

MERCANTILE BANK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation: The unaudited financial statements for the nine months ended September 30, 2014 include the consolidated results of operations of Mercantile Bank Corporation and its consolidated subsidiaries. These subsidiaries include Mercantile Bank of Michigan (“our bank”) and our bank’s two subsidiaries, Mercantile Bank Real Estate Co., LLC (“our real estate company”) and Mercantile Insurance Center, Inc. (“our insurance center”). These consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and Item 303(b) of Regulation S-K and do not include all disclosures required by accounting principles generally accepted in the United States of America for a complete presentation of our financial condition and results of operations. In the opinion of management, the information reflects all adjustments (consisting only of normal recurring adjustments) which are necessary in order to make the financial statements not misleading and for a fair presentation of the results of operations for such periods. The results for the period ended September 30, 2014 should not be considered as indicative of results for a full year. For further information, refer to the consolidated financial statements and footnotes included in our annual report on Form 10-K for the year ended December 31, 2013.

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

Stock options for approximately 141,000 shares of common stock were included in determining diluted earnings per share for the three and nine months ended September 30, 2014. Stock options for approximately 175,000 shares of common stock were antidilutive and not included in determining diluted earnings per share for the three and nine months ended September 30, 2014.

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

Loans Held for Sale: Mortgage loans originated and intended for sale in the secondary market are carried at the lower of aggregate cost or market, as determined by outstanding commitments from investors. Net unrealized losses, if any, are recorded as a valuation allowance and charged to earnings. As of September 30, 2014 and December 31, 2013, we determined that the fair value of our mortgage loans held for sale approximated the recorded cost of $2.1 million and $1.1 million, respectively.

Mortgage loans held for sale are generally sold with servicing rights retained. Gains and losses on sales of mortgage loans are based on the difference between the selling price and the carrying value of the related loan sold, which is reduced by the cost allocated to the servicing right. We generally lock in the sale price to the purchaser of the loan at the same time we make a rate commitment to the borrower. These mortgage banking activities are not designated as hedges and are carried at fair value. The net gain or loss on mortgage banking derivatives is included in the gain on sale of loans. Mortgage loans serviced for others totaled approximately $592 million as of September 30, 2014.

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

Derivatives: Derivative financial instruments are recognized as assets or liabilities at fair value. The accounting for changes in the fair value of derivatives depends on the use of the derivatives and whether the derivatives qualify for hedge accounting. Used as part of our asset and liability management to help manage interest rate risk, our derivatives have generally consisted of interest rate swap agreements that qualified for hedge accounting. In February 2012, we entered into an interest rate swap agreement that qualifies for hedge accounting. The current outstanding interest rate swap is discussed in more detail in Note 10. We do not use derivatives for trading purposes.

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

In August 2014, the FASB issued ASU 2014-14, Classification of Certain Government-Guaranteed Mortgage Loans Upon Foreclosure. This ASU requires that certain government-guaranteed mortgage loans, including those guaranteed by the Federal Housing Administration, be derecognized and that a separate other receivable be recognized upon foreclosure if certain conditions are met. Upon foreclosure on the loans that meet these criteria, a separate receivable should be recorded based on the amount of the loan balance expected to be recovered from the guarantor. The amendments are effective for annual periods, and interim periods within those years, beginning after December 15, 2014. The adoption of this ASU is not expected to have a material effect on our financial position or results of operations.

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

We completed the merger of Firstbank Corporation (“Firstbank”), a Michigan corporation with approximately $1.5 billion in total assets and 46 branch locations, into Mercantile Bank Corporation as of June 1, 2014 (“Merger Date”). The results of operations due to the Firstbank transaction have been included in Mercantile’s financial results since the Merger Date. All of Firstbank’s common stock was converted into the right to receive one share of Mercantile common stock for each share of Firstbank common stock. The conversion of Firstbank’s common stock into Mercantile’s common stock resulted in Mercantile issuing 8,087,272 shares of its common stock. The merger provided an expanded geographic footprint for the Company and increased the size of the balance sheet. In conjunction with the completion of the merger, Mercantile assumed the obligations of Firstbank Capital Trust I, Firstbank Capital Trust II, Firstbank Capital Trust III and Firstbank Capital Trust IV.

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

The fair value of mortgage servicing rights was $7.4 million at the Merger Date. During the four months ended September 30, 2014, new servicing rights of $0.2 million and amortization expense of $0.6 million were recorded.

Firstbank’s results of operations prior to the Merger Date are not included in our consolidated statements of income or consolidated statements of comprehensive income. We recorded merger-related expenses of $1.3 million and $5.1 million during the three month and nine month periods ended September 30, 2014, respectively. We recorded merger-related expenses of $0.7 million and $0.8 million during the three month and nine month periods ended September 30, 2013, respectively. Such expenses were generally for professional services, costs related to termination of existing contractual arrangements for various services, retention and severance compensation costs, marketing and promotional expenses, travel costs, and printing and supplies costs.

The following table provides the unaudited pro forma information for the results of operations for the three and nine month periods ended September 30, 2014 and 2013, as if the acquisition had occurred on January 1 of each year. These adjustments reflect the impact of certain purchase accounting fair value measurements, primarily comprised of Firstbank’s loan and deposit portfolios. In addition, the $5.1 million in merger-related expenses noted earlier are included in each period presented. We expect to achieve further operating cost savings and other business synergies as a result of the merger which are not reflected in the pro forma amounts. These unaudited pro forma results are presented for illustrative purposes only and are not intended to represent or be indicative of the actual results of operations of the combined banking organization that would have been achieved had the merger occurred at the beginning of each period presented, nor are they intended to represent or be indicative of future results of operations.

	Three months ended Sept 30,		Nine months ended Sept 30,
	2014	2013	2014	2013

Net interest income	$25,989,000	$11,994,000	$54,924,000	$37,080,000
Noninterest expense	24,572,000	14,284,000	47,338,000	32,944,000
Net income	3,281,000	693,000	11,711,000	9,617,000
Net income per diluted share	0.19	0.04	0.69	0.57

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

The provisional fair value of loans at the Merger Date is presented in the following table:

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

The following table presents data on acquired impaired loans at the Merger Date:

Acquired
Impaired

Contractual required payments	$44,936,000
Nonaccretable difference	17,057,000
Expected cash flows	27,879,000
Accretable yield	2,514,000
Carrying balance	$25,365,000

The nonaccretable difference includes $10.4 million in principal cash flows not expected to be collected, $2.8 million of pre-acquisition charge-offs and $3.9 million of future interest not expected to be collected. The unpaid principal balance of acquired performing loans was $926.4 million at the Merger Date, and the unaccreted discount on such loans was $8.1 million.

 (Continued)

16.

MERCANTILE BANK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

2.	BUSINESS COMBINATION (Continued)

We also assumed obligations under junior subordinated debentures with an aggregate balance of $36.1 million and an aggregate fair value of $21.1 million as of the Merger Date, payable to four unconsolidated trusts (Firstbank Capital Trust I, Firstbank Capital Trust II, Firstbank Capital Trust III, and Firstbank Capital Trust IV) that have issued trust preferred securities. The junior subordinated debentures are the sole assets of each trust. Interest rates on all trust preferred securities issued by the trusts are tied to the 90 Day Libor rate with spreads ranging from 127 basis points to 199 basis points, and reset quarterly. The trust preferred securities have maturity dates ranging from October, 2034 to July, 2037, and are callable by us in whole or in part quarterly. The junior subordinated debentures are unsecured obligations of Mercantile, who has guaranteed that interest payments on the junior subordinated debentures made to the trust will be distributed by the trust to the holders of the trust preferred securities. The trust preferred securities currently fully qualify as Tier 1 Capital, and under current risk-based capital guidelines, will remain fully qualified as Tier 1 Capital until maturity unless called by us at an earlier date.

In conjunction with the Merger, all of our outstanding restricted stock awards, which were schedule to cliff vest in full in November, 2014, became fully vested as of June 1, 2014, resulting in the recognition of compensation expense of $0.2 million in the second quarter of 2014 to reflect the accelerated vesting of the restricted stock awards.

Also in conjunction with the Merger, we assumed, and issued Mercantile stock options in replacement of, all outstanding stock option grants that had been issued to Firstbank employees under the Firstbank Corporation Stock Option and Restricted Stock Plan of 1997 and the Firstbank Corporation 2006 Stock Compensation Plan. There were approximately 282,200 Mercantile stock options issued as a result of the Merger, with about 258,400 of the stock option grants fully vested and exercisable, on the Merger Date. The remaining 23,800 stock options vest over the next six to 18 months. Unrecognized compensation cost related to the unvested stock options was less than $100,000 as of September 30, 2014, which is expected to be fully recognized by November, 2015.

The aggregate intrinsic value of all stock options issued as a result of the Merger outstanding and exercisable at September 30, 2014 was $2.0 million.

(Continued)

17.

MERCANTILE BANK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

3.	SECURITIES

The amortized cost and fair value of available for sale securities and the related pre-tax gross unrealized gains and losses recognized in accumulated other comprehensive income (loss) are as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
September 30, 2014
U.S. Government agency debt obligations	$209,371,000	$823,000	$(5,717,000)	$204,477,000
Mortgage-backed securities	99,574,000	1,083,000	(399,000)	100,258,000
Municipal general obligation bonds	135,575,000	1,003,000	(328,000)	136,250,000
Municipal revenue bonds	11,022,000	112,000	(17,000)	11,117,000
Other Investments	1,916,000	0	(9,000)	1,907,000

	$457,458,000	$3,021,000	$(6,470,000)	$454,009,000

December 31, 2013
U.S. Government agency debt obligations	$108,279,000	$263,000	$(10,065,000)	$98,477,000
Mortgage-backed securities	12,456,000	1,102,000	0	13,558,000
Municipal general obligation bonds	16,488,000	388,000	(4,000)	16,872,000
Municipal revenue bonds	878,000	38,000	0	916,000
Mutual funds	1,386,000	0	(31,000)	1,355,000

	$139,487,000	$1,791,000	$(10,100,000)	$131,178,000

(Continued)

18.

MERCANTILE BANK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

3.	SECURITIES (Continued)

Securities with unrealized losses at September 30, 2014 and December 31, 2013, aggregated by investment category and length of time that individual securities have been in a continuous loss position, are as follows:

	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss

September 30, 2014
U.S. Government agency debt obligations	$83,379,000	$(436,000)	$71,673,000	$(5,281,000)	$155,052,000	$(5,717,000)
Mortgage-backed securities	72,205,000	(399,000)	0	0	72,205,000	(399,000)
Municipal general obligation bonds	24,844,000	(328,000)	0	0	24,844,000	(328,000)
Municipal revenue bonds	5,438,000	(17,000)	0	0	5,438,000	(17,000)
Other investments	0	0	1,399,000	(9,000)	1,399,000	(9,000)

	$185,866,000	$(1,180,000)	$73,072,000	$(5,290,000)	$258,938,000	$(6,470,000)

December 31, 2013
U.S. Government agency debt obligations	$57,117,000	$(5,798,000)	$29,679,000	$(4,267,000)	$86,796,000	$(10,065,000)
Mortgage-backed securities	0	0	0	0	0	0
Municipal general obligation bonds	295,000	(4,000)	0	0	295,000	(4,000)
Municipal revenue bonds	0	0	0	0	0	0
Mutual funds	1,355,000	(31,000)	0	0	1,355,000	(31,000)

	$58,767,000	$(5,833,000)	$29,679,000	$(4,267,000)	$88,446,000	$(10,100,000)

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

At September 30, 2014, 452 debt securities and one mutual fund with fair values totaling $258.9 million have unrealized losses aggregating $6.5 million. After we considered whether the securities were issued by the federal government or its agencies and whether downgrades by bond rating agencies had occurred, we determined that unrealized losses were due to changing interest rate environments. As we do not intend to sell our debt securities before recovery of their cost basis and we believe it is more likely than not that we will not be required to sell our debt securities before recovery of the cost basis, no unrealized losses are deemed to be other-than-temporary.

The amortized cost and fair value of debt securities at September 30, 2014, by maturity, are shown in the following table. The contractual maturity is utilized for U.S. Government agency debt obligations and municipal bonds. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity date, primarily mortgage-backed securities, are shown separately. Weighted average yields are also reflected, with yields for municipal securities shown at their tax equivalent yield.

	Weighted
	Average	Amortized	Fair
	Yield	Cost	Value

Due in 2014	1.01%	$11,072,000	$11,082,000
Due in 2015 through 2019	1.26	182,997,000	182,029,000
Due in 2020 through 2024	3.01	71,801,000	71,698,000
Due in 2025 and beyond	3.63	90,098,000	87,035,000
Mortgage-backed securities	1.61	99,574,000	100,258,000
Other investments	1.55	1,916,000	1,907,000

	2.08%	$457,458,000	$454,009,000

 (Continued)

20.

MERCANTILE BANK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

3.	SECURITIES (Continued)

Securities issued by the State of Michigan and all its political subdivisions had a combined amortized cost of $114.5 million and $17.4 million at September 30, 2014 and December 31, 2013, respectively, with estimated market values of $115.2 million and $17.8 million, respectively. Securities issued by all other states and their political subdivisions had a combined amortized cost of $32.1 million and estimated market value of $32.2 million at September 30, 2014. Total securities of any other specific issuer, other than the U.S. Government and its agencies and the State of Michigan and all its political subdivisions, did not exceed 10% of shareholders’ equity.

The carrying value of U.S. Government agency debt obligations and mortgage-backed securities that are pledged to secure repurchase agreements was $163.1 million and $94.4 million at September 30, 2014 and December 31, 2013, respectively. Investments in Federal Home Loan Bank stock are restricted and may only be resold or redeemed by the issuer.

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

Acquired loans are those purchased in the Firstbank merger (See Note 2 – Business Combination for further information). These loans were recorded at estimated fair value at the Merger Date with no carryover of the related allowance. The acquired loans were segregated between those considered to be performing (“acquired non-impaired loans”) and those with evidence of credit deterioration (“acquired impaired loans”). Acquired loans are considered impaired if there is evidence of credit deterioration and if it is probable, at acquisition, all contractually required payments will not be collected. Acquired loans restructured after acquisition are not considered or reported as troubled debt restructurings if the loans evidenced credit deterioration as of the Merger Date and are accounted for in pools.

The fair value estimates for acquired loans are based on expected prepayments and the amount and timing of discounted expected principal, interest and other cash flows. Credit discounts representing the principal losses expected over the life of the loan are also a component of the initial fair value. In determining the Merger Date fair value of acquired impaired loans, and in subsequent accounting, we have generally aggregated acquired commercial and consumer loans into pools of loans with common risk characteristics.

 (Continued)

21.

MERCANTILE BANK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

4.	LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

The difference between the fair value of an acquired non-impaired loan and contractual amounts due at the Merger Date is accreted into income over the estimated life of the loan. Contractually required payments represent the total undiscounted amount of all uncollected principal and interest payments. Acquired non-impaired loans are placed on nonaccrual status and reported as nonperforming or past due using the same criteria applied to the originated loan portfolio.

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

We evaluate quarterly the remaining contractual required payments receivable and estimate cash flows expected to be collected over the lives of the impaired loans. Contractually required payments receivable may increase or decrease for a variety of reasons, for example, when the contractual terms of the loan agreement are modified, when interest rates on variable rate loans change, or when principal and/or interest payments are received. Cash flows expected to be collected on acquired impaired loans are estimated by incorporating several key assumptions similar to the initial estimate of fair value. These key assumptions include probability of default, loss given default, and the amount of actual prepayments after the Merger Date. Prepayments affect the estimated lives of loans and could change the amount of interest income, and possibly principal, expected to be collected. In re-forecasting future estimated cash flows, credit loss expectations are adjusted as necessary. The adjustments are based, in part, on actual loss severities recognized for each loan type, as well as changes in the probability of default. For periods in which estimated cash flows are not re-forecasted, the prior reporting period’s estimated cash flows are adjusted to reflect the actual cash received and credit events that transpired during the current reporting period.

Increases in expected cash flows of acquired impaired loans subsequent to the Merger Date are recognized prospectively through adjustments of the yield on the loans or pools over their remaining lives, while decreases in expected cash flows are recognized as impairment through a provision for loan losses and an increase in the allowance.

Our total loans at September 30, 2014 were $2.07 billion compared to $1.05 billion at December 31, 2013, an increase of 1.02 billion, or 96.4%. The components of our loan portfolio disaggregated by class of loan within the loan portfolio segments at September 30, 2014 and December 31, 2013, and the percentage change in loans from the end of 2013 to the end of the third quarter of 2014, are as follows:

 (Continued)

22.

MERCANTILE BANK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

4.	LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

					Percent
	September 30, 2014		December 31, 2013		Increase
	Balance	%	Balance	%	(Decrease)
Originated loans
Commercial:
Commercial and industrial	$362,329,000	30.5%	$286,373,000	27.2%	26.5%
Vacant land, land development, and residential construction	30,246,000	2.5	36,741,000	3.5	(17.7)
Real estate – owner occupied	267,072,000	22.5	261,877,000	24.9	2.0
Real estate – non-owner occupied	401,762,000	33.9	364,066,000	34.6	10.4
Real estate – multi-family and residential rental	42,393,000	3.6	37,639,000	3.5	12.6
Total commercial	1,103,802,000	93.0	986,696,000	93.7	11.9

Retail:
Home equity and other	44,917,000	3.8	35,080,000	3.3	28.0
1-4 family mortgages	37,994,000	3.2	31,467,000	3.0	20.7
Total retail	82,911,000	7.0	66,547,000	6.3	24.6

Total originated loans	$1,186,713,000	100.0%	$1,053,243,000	100.0%	12.7%

					Percent
	September 30, 2014		December 31, 2013		Increase
	Balance	%	Balance	%	(Decrease)
Acquired loans
Commercial:
Commercial and industrial	$179,476,000	20.4%	$0	NA	NM
Vacant land, land development, and residential construction	21,972,000	2.5	0	NA	NM
Real estate – owner occupied	145,398,000	16.5	0	NA	NM
Real estate – non-owner occupied	182,660,000	20.7	0	NA	NM
Real estate – multi-family and residential rental	53,256,000	6.0	0	NA	NM
Total commercial	582,762,000	66.1	0	NA	NM

Retail:
Home equity and other	119,033,000	13.5	0	NA	NM
1-4 family mortgages	179,757,000	20.4	0	NA	NM
Total retail	298,790,000	33.9	0	NA	NM

Total acquired loans	$881,552,000	100.0%	$0	NA	NM

(Continued)

23.

MERCANTILE BANK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

4.	LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

					Percent
	September 30, 2014		December 31, 2013		Increase
	Balance	%	Balance	%	(Decrease)
Total loans
Commercial:
Commercial and industrial	$541,805,000	26.2%	$286,373,000	27.2%	89.2%
Vacant land, land development, and residential construction	52,218,000	2.5	36,741,000	3.5	42.1
Real estate – owner occupied	412,470,000	19.9	261,877,000	24.9	57.5
Real estate – non-owner occupied	584,422,000	28.3	364,066,000	34.6	60.5
Real estate – multi-family and residential rental	95,649,000	4.6	37,639,000	3.5	154.1
Total commercial	1,686,564,000	81.5	986,696,000	93.7	70.9

Retail:
Home equity and other	163,950,000	7.9	35,080,000	3.3	367.4
1-4 family mortgages	217,751,000	10.6	31,467,000	3.0	592.0
Total retail	381,701,000	18.5	66,547,000	6.3	473.6

Total loans	$2,068,265,000	100.0%	$1,053,243,000	100.0%	96.4%

The total outstanding balance and carrying value of acquired impaired loans was $34.4 million and $23.7 million, respectively, as of September 30, 2014. Changes in the accretable yield for acquired impaired loans for the three and nine months ended September 30, 2014 were as follows:

Balance at June 30, 2014	$2,411,000
Additions	0
Accretion	(285,000)
Net reclassification from nonaccretable to accretable	0
Disposals	(48,000)

Ending balance	$2,078,000

 (Continued)

24.

MERCANTILE BANK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

4.	LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

Balance at December 31, 2013	$0
Additions	2,514,000
Accretion	(388,000)
Net reclassification from nonaccretable to accretable	0
Disposals	(48,000)

Ending balance	$2,078,000

Nonperforming originated loans as of September 30, 2014 and December 31, 2013 were as follows:

	September 30,	December 31,
	2014	2013

Loans past due 90 days or more still accruing interest	$0	$0
Nonaccrual loans	4,856,000	6,718,000

Total nonperforming originated loans	$4,856,000	$6,718,000

Nonperforming acquired loans as of September 30, 2014 and December 31, 2013 were as follows:

	September 30,	December 31,
	2014	2013

Loans past due 90 days or more still accruing interest	$81,000	$	NA
Nonaccrual loans	1,134,000		NA

Total nonperforming aquired loans	$1,215,000	$	NA

 (Continued)

25.

MERCANTILE BANK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

4.	LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

The recorded principal balance of nonperforming loans was as follows:

	September 30,	December 31,
	2014	2013
Commercial:
Commercial and industrial	$350,000	$1,501,000
Vacant land, land development, and residential construction	222,000	785,000
Real estate – owner occupied	733,000	389,000
Real estate – non-owner occupied	329,000	168,000
Real estate – multi-family and residential rental	331,000	208,000
Total commercial	1,965,000	3,051,000

Retail:
Home equity and other	914,000	788,000
1-4 family mortgages	3,192,000	2,879,000
Total retail	4,106,000	3,667,000

Total nonperforming loans	$6,071,000	$6,718,000

Acquired impaired loans are not subject to individual evaluation for impairment and are not reported as nonperforming loans based on acquired impaired loan accounting. Acquired non-impaired loans are placed on nonaccrual status and reported as nonperforming or past due using the same criteria applied to the originated loan portfolio.

 (Continued)

26.

MERCANTILE BANK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

4.	LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

An age analysis of past due loans is as follows as of September 30, 2014:

			Greater				Recorded
	30 – 59	60 – 89	Than 89				Balance > 89
	Days	Days	Days	Total		Total	Days and
	Past Due	Past Due	Past Due	Past Due	Current	Loans	Accruing
Originated loans
Commercial:
Commercial and industrial	$0	$0	$0	$0	$362,329,000	$362,329,000	$0
Vacant land, land development, and residential construction	0	0	0	0	30,246,000	30,246,000	0
Real estate – owner occupied	0	0	217,000	217,000	266,855,000	267,072,000	0
Real estate – non-owner occupied	201,000	0	0	201,000	401,561,000	401,762,000	0
Real estate – multi-family and residential rental	0	0	0	0	42,393,000	42,393,000	0
Total commercial	201,000	0	217,000	418,000	1,103,384,000	1,103,802,000	0

Retail:
Home equity and other	67,000	0	0	67,000	44,850,000	44,917,000	0
1-4 family mortgages	33,000	0	344,000	377,000	37,617,000	37,994,000	0
Total retail	100,000	0	344,000	444,000	82,467,000	82,911,000	0

Total past due loans	$301,000	$0	$561,000	$862,000	$1,185,851,000	$1,186,713,000	$0

 (Continued)

27.

MERCANTILE BANK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

4.	LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

			Greater				Recorded
	30 – 59	60 – 89	Than 89				Balance > 89
	Days	Days	Days	Total		Total	Days and
	Past Due	Past Due	Past Due	Past Due	Current	Loans	Accruing
Acquired loans
Commercial:
Commercial and industrial	$66,000	$11,000	$23,000	$100,000	$179,376,000	$179,476,000	$0
Vacant land, land development, and residential construction	0	0	0	0	21,972,000	21,972,000	0
Real estate – owner occupied	112,000	0	1,914,000	2,026,000	143,372,000	145,398,000	0
Real estate – non-owner occupied	0	0	2,732,000	2,732,000	179,928,000	182,660,000	0
Real estate – multi-family and residential rental	0	0	81,000	81,000	53,175,000	53,256,000	0
Total commercial	178,000	11,000	4,750,000	4,939,000	577,823,000	582,762,000	0

Retail:
Home equity and other	405,000	122,000	103,000	630,000	118,403,000	119,033,000	3,000
1-4 family mortgages	1,684,000	504,000	844,000	3,032,000	176,725,000	179,757,000	238,000
Total retail	2,089,000	626,000	947,000	3,662,000	295,128,000	298,790,000	241,000

Total past due loans	$2,267,000	$637,000	$5,697,000	$8,601,000	$872,951,000	$881,552,000	$241,000

 (Continued)

28.

MERCANTILE BANK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

4.	LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

An age analysis of past due loans is as follows as of December 31, 2013:

			Greater				Recorded
	30 – 59	60 – 89	Than 89				Balance > 89
	Days	Days	Days	Total		Total	Days and
	Past Due	Past Due	Past Due	Past Due	Current	Loans	Accruing
Originated loans
Commercial:
Commercial and industrial	$0	$0	$309,000	$309,000	$286,064,000	$286,373,000	$0
Vacant land, land development, and residential construction	0	0	0	0	36,741,000	36,741,000	0
Real estate –owner occupied	65,000	0	50,000	115,000	261,762,000	261,877,000	0
Real estate –non-owner occupied	0	0	0	0	364,066,000	364,066,000	0
Real estate –multi-family and residential rental	0	0	64,000	64,000	37,575,000	37,639,000	0
Total commercial	65,000	0	423,000	488,000	986,208,000	986,696,000	0

Retail:
Home equity and other	14,000	0	0	14,000	35,066,000	35,080,000	0
1-4 family mortgages	21,000	44,000	375,000	440,000	31,027,000	31,467,000	0
Total retail	35,000	44,000	375,000	454,000	66,093,000	66,547,000	0

Total past due loans	$100,000	$44,000	$798,000	$942,000	$1,052,301,000	$1,053,243,000	$0

 (Continued)

29.

MERCANTILE BANK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

4.	LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

Impaired loans as of September 30, 2014, and average impaired loans for the three and nine months ended September 30, 2014, were as follows:

				Third Quarter	Year-To-Date
	Unpaid			Average	Average
	Contractual	Recorded		Recorded	Recorded
	Principal	Principal	Related	Principal	Principal
	Balance	Balance	Allowance	Balance	Balance

With no related allowance recorded
Commercial:
Commercial and industrial	$1,250,000	$1,250,000		$691,000	$525,000
Vacant land, land development and residential construction	545,000	222,000		111,000	232,000
Real estate – owner occupied	19,499,000	17,815,000		9,227,000	4,981,000
Real estate – non-owner occupied	575,000	575,000		576,000	911,000
Real estate – multi-family and residential rental	0	0		0	0
Total commercial	21,869,000	19,862,000		10,605,000	6,649,000
Retail:
Home equity and other	707,000	639,000		642,000	598,000
1-4 family mortgages	1,102,000	547,000		553,000	591,000
Total retail	1,809,000	1,186,000		1,195,000	1,189,000

Total with no related allowance recorded	$23,678,000	$21,048,000		$11,800,000	$7,838,000

 (Continued)

30.

MERCANTILE BANK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

4.	LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

				Third Quarter	Year-To-Date
	Unpaid			Average	Average
	Contractual	Recorded		Recorded	Recorded
	Principal	Principal	Related	Principal	Principal
	Balance	Balance	Allowance	Balance	Balance
With an allowance recorded
Commercial:
Commercial and industrial	$5,404,000	$5,363,000	$2,251,000	$3,087,000	$2,142,000
Vacant land, land development and residential construction	2,798,000	2,798,000	318,000	3,049,000	3,536,000
Real estate – owner occupied	2,218,000	2,016,000	628,000	2,238,000	1,869,000
Real estate – non-owner occupied	17,023,000	17,023,000	6,489,000	17,377,000	18,819,000
Real estate – multi-family and residential rental	1,861,000	1,808,000	799,000	1,679,000	1,783,000
Total commercial	29,304,000	29,008,000	10,485,000	27,430,000	28,149,000
Retail:
Home equity and other	117,000	87,000	87,000	88,000	139,000
1-4 family mortgages	2,206,000	2,073,000	792,000	2,093,000	2,144,000
Total retail	2,323,000	2,160,000	879,000	2,181,000	2,283,000

Total with an allowance recorded	$31,627,000	$31,168,000	$11,364,000	$29,611,000	$30,432,000

Total impaired loans:
Commercial	$51,173,000	$48,870,000	$10,485,000	$38,035,000	$34,798,000
Retail	4,132,000	3,346,000	879,000	3,376,000	3,472,000
Total impaired loans	$55,305,000	$52,216,000	$11,364,000	$41,411,000	$38,270,000

Acquired impaired loans are not subject to individual evaluation for impairment and are not reported as impaired loans based on acquired impaired loan accounting. Acquired non-impaired loans are placed on nonaccrual status and reported as impaired using the same criteria applied to the originated loan portfolio. In accordance with purchase accounting rules, acquired loans were recorded at fair value at the Merger Date and the prior allowance was eliminated. No allowance has been established on these acquired loans through September 30, 2014. Interest income of $0.6 million and $1.3 million was recognized on impaired loans during the third quarter and first nine months of 2014, respectively.

 (Continued)

31.

MERCANTILE BANK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

4.	LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

Impaired loans as of December 31, 2013, and average impaired loans for the three and nine months ended September 30, 2013, were as follows:

				Third Quarter	Year-To-Date
	Unpaid			Average	Average
	Contractual	Recorded		Recorded	Recorded
	Principal	Principal	Related	Principal	Principal
	Balance	Balance	Allowance	Balance	Balance
With no related allowance recorded
Commercial:
Commercial and industrial	$2,229,000	$511,000		$1,170,000	$1,378,000
Vacant land, land development and residential construction	475,000	362,000		907,000	1,148,000
Real estate – owner occupied	1,270,000	785,000		865,000	1,159,000
Real estate – non-owner occupied	895,000	733,000		4,651,000	4,878,000
Real estate – multi-family and residential rental	41,000	1,000		425,000	487,000
Total commercial	4,910,000	2,392,000		8,018,000	9,050,000
Retail:
Home equity and other	507,000	461,000		466,000	474,000
1-4 family mortgages	1,272,000	647,000		715,000	746,000
Total retail	1,779,000	1,108,000		1,181,000	1,220,000

Total with no related allowance recorded	$6,689,000	$3,500,000		$9,199,000	$10,270,000

 (Continued)

32.

MERCANTILE BANK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

4.	LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

				Third Quarter	Year-To-Date
	Unpaid			Average	Average
	Contractual	Recorded		Recorded	Recorded
	Principal	Principal	Related	Principal	Principal
	Balance	Balance	Allowance	Balance	Balance
With an allowance recorded
Commercial:
Commercial and industrial	$1,517,000	$1,440,000	$792,000	$1,764,000	$1,990,000
Vacant land, land development and residential construction	4,436,000	4,139,000	844,000	4,466,000	3,158,000
Real estate – owner occupied	1,513,000	1,513,000	528,000	2,330,000	2,810,000
Real estate – non-owner occupied	21,088,000	21,072,000	7,969,000	28,789,000	30,216,000
Real estate – multi-family and residential rental	3,219,000	2,684,000	1,127,000	2,639,000	2,973,000
Total commercial	31,773,000	30,848,000	11,260,000	39,988,000	41,147,000
Retail:
Home equity and other	320,000	289,000	96,000	309,000	339,000
1-4 family mortgages	2,274,000	2,231,000	1,030,000	2,480,000	1,477,000
Total retail	2,594,000	2,520,000	1,126,000	2,789,000	1,816,000

Total with an allowance recorded	$34,367,000	$33,368,000	$12,386,000	$42,777,000	$42,963,000

Total impaired loans:
Commercial	$36,683,000	$33,240,000	$11,260,000	$48,006,000	$50,197,000
Retail	4,373,000	3,628,000	1,126,000	3,970,000	3,036,000
Total impaired loans	$41,056,000	$36,868,000	$12,386,000	$51,976,000	$53,233,000

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

Credit quality indicators were as follows as of September 30, 2014:

Originated Loans

Commercial credit exposure - credit risk profiled by internal credit risk grades:

		Commercial
		Vacant Land,			Commercial
		Land	Commercial	Commercial	Real Estate -
	Commercial	Development,	Real Estate -	Real Estate -	Multi-Family
	and	and Residential	Owner	Non-Owner	and Residential
	Industrial	Construction	Occupied	Occupied	Rental

Internal credit risk grade groupings:
Grades 1 – 4	$248,213,000	$7,451,000	$169,127,000	$270,074,000	$17,812,000
Grades 5 – 7	107,038,000	19,774,000	78,049,000	118,498,000	22,758,000
Grades 8 – 9	7,078,000	3,021,000	19,896,000	13,190,000	1,823,000
Total commercial	$362,329,000	$30,246,000	$267,072,000	$401,762,000	$42,393,000

  Retail credit exposure - credit risk profiled by collateral type:

	Retail	Retail
	Home Equity	1-4 Family
	and Other	Mortgages

Total retail	$44,917,000	$37,994,000

 (Continued)

34.

MERCANTILE BANK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

4.	LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

Acquired loans

Commercial credit exposure – credit risk profiled by internal credit risk grades:

		Commercial
		Vacant Land,			Commercial
		Land	Commercial	Commercial	Real Estate -
	Commercial	Development,	Real Estate -	Real Estate -	Multi-Family
	and	and Residential	Owner	Non-Owner	and Residential
	Industrial	Construction	Occupied	Occupied	Rental

Internal credit risk grade groupings:
Grades 1 – 4	$72,928,000	$4,931,000	$35,824,000	$69,611,000	$24,144,000
Grades 5 – 7	102,862,000	15,711,000	100,845,000	105,564,000	28,654,000
Grades 8 – 9	3,686,000	1,330,000	8,729,000	7,485,000	458,000
Total commercial	$179,476,000	$21,972,000	$145,398,000	$182,660,000	$53,256,000

Retail credit exposure – credit risk profiled by collateral type:

	Retail	Retail
	Home Equity	1-4 Family
	and Other	Mortgages

Total retail	$119,033,000	$179,757,000

 (Continued)

35.

MERCANTILE BANK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

4.	LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

Credit quality indicators were as follows as of December 31, 2013:

Originated loans

Commercial credit exposure – credit risk profiled by internal credit risk grades:

		Commercial
		Vacant Land,			Commercial
		Land	Commercial	Commercial	Real Estate -
	Commercial	Development,	Real Estate -	Real Estate -	Multi-Family
	and	and Residential	Owner	Non-Owner	and Residential
	Industrial	Construction	Occupied	Occupied	Rental

Internal credit risk grade groupings:
Grades 1 – 4	$208,151,000	$6,973,000	$156,230,000	$219,325,000	$15,465,000
Grades 5 – 7	76,237,000	25,535,000	103,066,000	122,717,000	19,469,000
Grades 8 – 9	1,985,000	4,233,000	2,581,000	22,024,000	2,705,000
Total commercial	$286,373,000	$36,741,000	$261,877,000	$364,066,000	$37,639,000

Retail credit exposure – credit risk profiled by collateral type:

	Retail	Retail
	Home Equity	1-4 Family
	and Other	Mortgages

Total retail	$35,080,000	$31,467,000

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

Activity in the allowance for loan losses and the recorded investments in originated loans as of and during the three and nine months ended September 30, 2014 are as follows:

	Commercial	Retail
	Loans	Loans	Unallocated	Total

Allowance for loan losses:
Balance at June 30, 2014	$19,107,000	$1,774,000	$(25,000)	$20,856,000
Provision for loan losses	(473,000)	63,000	10,000	(400,000)
Charge-offs	(24,000)	(321,000)	0	(345,000)
Recoveries	102,000	161,000	0	263,000
Ending balance	$18,712,000	$1,677,000	$(15,000)	$20,374,000

Allowance for loan losses:
Balance at December 31, 2013	$20,455,000	$2,358,000	$8,000	$22,821,000
Provision for loan losses	(2,251,000)	(726,000)	(23,000)	(3,000,000)
Charge-offs	(708,000)	(328,000)	0	(1,036,000)
Recoveries	1,216,000	373,000	0	1,589,000
Ending balance	$18,712,000	$1,677,000	$(15,000)	$20,374,000

Ending balance: individually evaluated for impairment	$10,485,000	$879,000	$0	$11,364,000

Ending balance: collectively evaluated for impairment	$8,227,000	$798,000	$(15,000)	$9,010,000

Total loans:
Ending balance	$1,103,802,000	$82,911,000		$1,186,713,000

Ending balance: individually evaluated for impairment	$48,870,000	$3,346,000		$52,216,000

Ending balance: collectively evaluated for impairment	$1,054,932,000	$79,565,000		$1,134,497,000

In accordance with purchase accounting rules, acquired loans were recorded at fair value at the Merger Date and the prior allowance was eliminated. No allowance has been established on these acquired loans through September 30, 2014.

(Continued)

38.

MERCANTILE BANK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

4.	LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

Activity in the allowance for loan losses and the recorded investments in originated loans as of and during the three and nine months ended September 30, 2013 are as follows:

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

(Continued)

39.

MERCANTILE BANK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

4.	LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

Loans modified as troubled debt restructurings during the three months ended September 30, 2014 were as follows:

		Pre-	Post-
		Modification	Modification
		Recorded	Recorded
	Number of	Principal	Principal
	Contracts	Balance	Balance
Originated loans
Commercial:
Commercial and industrial	2	$5,994,000	$6,094,000
Vacant land, land development and residential construction	0	0	0
Real estate – owner occupied	2	16,787,000	16,787,000
Real estate – non-owner occupied	0	0	0
Real estate – multi-family and residential rental	0	0	0
Total originated commercial	4	22,781,000	22,881,000

Retail:
Home equity and other	0	0	0
1-4 family mortgages	0	0	0
Total originated retail	0	0	0

Total originated loans	4	$22,781,000	$22,881,000

Acquired loans
Commercial:
Commercial and industrial	0	$0	$0
Vacant land, land development and residential construction	0	0	0
Real estate – owner occupied	0	0	0
Real estate – non-owner occupied	0	0	0
Real estate – multi-family and residential rental	0	0	0
Total acquired commercial	0	0	0

Retail:
Home equity and other	0	0	0
1-4 family mortgages	0	0	0
Total acquired retail	0	0	0

Total acquired loans	0	$0	$0

 (Continued)

40.

MERCANTILE BANK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

4.	LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

		Pre-	Post-
		Modification	Modification
		Recorded	Recorded
	Number of	Principal	Principal
	Contracts	Balance	Balance
Total loans
Commercial:
Commercial and industrial	2	$5,994,000	$6,094,000
Vacant land, land development and residential construction	0	0	0
Real estate – owner occupied	2	16,787,000	16,787,000
Real estate – non-owner occupied	0	0	0
Real estate – multi-family and residential rental	0	0	0
Total commercial	4	22,781,000	22,881,000

Retail:
Home equity and other	0	0	0
1-4 family mortgages	0	0	0
Total retail	0	0	0

Total loans	4	$22,781,000	$22,881,000

Loans modified as troubled debt restructurings during the nine months ended September 30, 2014 were as follows:

		Pre-	Post-
		Modification	Modification
		Recorded	Recorded
	Number of	Principal	Principal
	Contracts	Balance	Balance
Originated loans
Commercial:
Commercial and industrial	2	$5,994,000	$6,094,000
Vacant land, land development and residential construction	0	0	0
Real estate – owner occupied	3	17,783,000	17,783,000
Real estate – non-owner occupied	1	146,000	146,000
Real estate – multi-family and residential rental	0	0	0
Total originated commercial	6	23,923,000	24,023,000

Retail:
Home equity and other	0	0	0
1-4 family mortgages	0	0	0
Total originated retail	0	0	0

Total originated loans	6	$23,923,000	$24,023,000

 (Continued)

41.

MERCANTILE BANK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

4.	LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

		Pre-	Post-
		Modification	Modification
		Recorded	Recorded
	Number of	Principal	Principal
	Contracts	Balance	Balance
Acquired loans
Commercial:
Commercial and industrial	0	$0	$0
Vacant land, land development and residential construction	0	0	0
Real estate – owner occupied	0	0	0
Real estate – non-owner occupied	0	0	0
Real estate – multi-family and residential rental	0	0	0
Total acquired commercial	0	0	0

Retail:
Home equity and other	0	0	0
1-4 family mortgages	0	0	0
Total acquired	0	0	0

Total acquired loans	0	$0	$0

Total loans
Commercial:
Commercial and industrial	2	$5,994,000	$6,094,000
Vacant land, land development and residential construction	0	0	0
Real estate – owner occupied	3	17,783,000	17,783,000
Real estate – non-owner occupied	1	146,000	146,000
Real estate – multi-family and residential rental	0	0	0
Total commercial	6	23,923,000	24,023,000

Retail:
Home equity and other	0	0	0
1-4 family mortgages	0	0	0
Total retail	0	0	0

Total loans	6	$23,923,000	$24,023,000

 (Continued)

42.

MERCANTILE BANK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

4.	LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

Loans modified as troubled debt restructurings during the three months ended September 30, 2013 were as follows:

		Pre-	Post-
		Modification	Modification
		Recorded	Recorded
	Number of	Principal	Principal
	Contracts	Balance	Balance
Originated loans
Commercial:
Commercial and industrial	1	$553,000	$553,000
Vacant land, land development and residential construction	0	0	0
Real estate – owner occupied	0	0	0
Real estate – non-owner occupied	2	171,000	171,000
Real estate – multi-family and residential rental	2	346,000	346,000
Total originated commercial	5	1,070,000	1,070,000

Retail:
Home equity and other	0	0	0
1-4 family mortgages	0	0	0
Total originated retail	0	0	0

Total originated loans	5	$1,070,000	$1,070,000

 (Continued)

43.

MERCANTILE BANK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

4.	LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

Loans modified as troubled debt restructurings during the nine months ended September 30, 2013 were as follows:

		Pre-	Post-
		Modification	Modification
		Recorded	Recorded
	Number of	Principal	Principal
	Contracts	Balance	Balance
Originated loans
Commercial:
Commercial and industrial	2	$613,000	$613,000
Vacant land, land development and residential construction	2	3,247,000	3,247,000
Real estate – owner occupied	3	909,000	909,000
Real estate – non-owner occupied	4	2,239,000	2,239,000
Real estate – multi-family and residential rental	2	346,000	346,000
Total originated commercial	13	7,354,000	7,354,000

Retail:
Home equity and other	0	0	0
1-4 family mortgages	1	1,879,000	1,879,000
Total originated retail	1	1,879,000	1,879,000

Total originated loans	14	$9,233,000	$9,233,000

(Continued)

44.

MERCANTILE BANK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

4.	LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

The following originated loans, modified as troubled debt restructurings within the previous twelve months, became over 30 days past due within the three months ended September 30, 2014 (amounts as of period end):

		Recorded
	Number of	Principal
	Contracts	Balance
Commercial:
Commercial and industrial	0	$0
Vacant land, land development and residential construction	0	0
Real estate – owner occupied	0	0
Real estate – non-owner occupied	0	0
Real estate – multi-family and residential rental	0	0
Total commercial	0	0

Retail:
Home equity and other	0	0
1-4 family mortgages	0	0
Total retail	0	0

Total	0	$0

The following originated loans, modified as troubled debt restructurings within the previous twelve months, became over 30 days past due within the nine months ended September 30, 2014 (amounts as of period end):

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

 (Continued)

46.

MERCANTILE BANK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

4.	LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

Activity for originated loans categorized as troubled debt restructurings during the three months ended September 30, 2014 is as follows:

		Commercial			Commercial
		Vacant Land,	Commercial	Commercial	Real Estate -
	Commercial	Land Development,	Real Estate -	Real Estate -	Multi-Family
	and	and Residential	Owner	Non-Owner	and Residential
	Industrial	Construction	Occupied	Occupied	Rental

Commercial Loan Portfolio:
Beginning Balance	$1,176,000	$3,786,000	$2,711,000	$18,664,000	$719,000
Charge-Offs	0	0	0	0	0
Payments	(205,000)	(287,000)	(91,000)	(655,000)	(130,000)
Transfers to ORE	(21,000)	0	0	0	0
Net Additions/Deletions	6,315,000	0	16,748,000	0	0
Ending Balance	$7,265,000	$3,499,000	$19,368,000	$18,009,000	$589,000

	Retail	Retail
	Home Equity	1-4 Family
	and Other	Mortgages
Retail Loan Portfolio:
Beginning Balance	$0	$2,077,000
Charge-Offs	0	0
Payments	0	(51,000)
Transfers to ORE	0	0
Net Additions/Deletions	0	0
Ending Balance	$0	$2,026,000

 (Continued)

47.

MERCANTILE BANK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

4.	LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

Activity for originated loans categorized as troubled debt restructurings during the nine months ended September 30, 2014 is as follows:

		Commercial			Commercial
		Vacant Land,	Commercial	Commercial	Real Estate -
	Commercial	Land Development,	Real Estate -	Real Estate -	Multi-Family
	and	and Residential	Owner	Non-Owner	and Residential
	Industrial	Construction	Occupied	Occupied	Rental

Commercial Loan Portfolio:
Beginning Balance	$1,656,000	$4,501,000	$1,816,000	$22,311,000	$2,620,000
Charge-Offs	(67,000)	0	(11,000)	0	(420,000)
Payments	(632,000)	(3,901,000)	(181,000)	(4,621,000)	(1,611,000)
Transfers to ORE	(21,000)	0	0	0	0
Net Additions/Deletions	6,329,000	2,899,000	17,744,000	319,000	0
Ending Balance	$7,265,000	$3,499,000	$19,368,000	$18,009,000	$589,000

	Retail	Retail
	Home Equity	1-4 Family
	and Other	Mortgages
Retail Loan Portfolio:
Beginning Balance	$0	$2,191,000
Charge-Offs	0	0
Payments	0	(165,000)
Transfers to ORE	0	0
Net Additions/Deletions	0	0
Ending Balance	$0	$2,026,000

 (Continued)

48.

MERCANTILE BANK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

4.	LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

Activity for originated loans categorized as troubled debt restructurings during the three months ended September 30, 2013 is as follows:

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

49.

MERCANTILE BANK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

4.	LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

Activity for originated loans categorized as troubled debt restructurings during the nine months ended September 30, 2013 is as follows:

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

(Continued)

50.

MERCANTILE BANK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

4.	LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

The allowance related to originated loans categorized as troubled debt restructurings was as follows:

	September 30,	December 31,
	2014	2013

Commercial:
Commercial and industrial	$514,000	$187,000
Vacant land, land development, and residential construction	1,672,000	798,000
Real estate – owner occupied	1,419,000	528,000
Real estate – non-owner occupied	1,773,000	7,828,000
Real estate – multi-family and residential rental	5,855,000	1,010,000
Total commercial	11,233,000	10,351,000

Retail:
Home equity and other	0	0
1-4 family mortgages	0	0
Total retail	0	0

Total related allowance	$11,233,000	$10,351,000

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

(Continued)

51.

MERCANTILE BANK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

5.	PREMISES AND EQUIPMENT, NET

Premises and equipment are comprised of the following:

	September 30,	December 31,
	2014	2013

Land, buildings and improvements	$55,286,000	$33,289,000
Furniture and equipment	15,610,000	12,718,000
	70,896,000	46,007,000
Less: accumulated depreciation	22,326,000	21,109,000

Premises and equipment, net	$48,570,000	$24,898,000

Depreciation expense totaled $0.7 million during the third quarter of 2014, compared to $0.3 million during the third quarter of 2013. Depreciation expense totaled $1.5 million during the first nine months of 2014, compared to $1.0 million during the first nine months of 2013.

6.	DEPOSITS

Our total deposits at September 30, 2014 totaled $2.27 billion compared to $1.12 billion at December 31, 2013, an increase of $1.15 billion, or 103.0%. A vast majority of the increase reflects the consummation of the merger with Firstbank effective June 1, 2014. The components of our outstanding balances at September 30, 2014 and December 31, 2013, and percentage change in deposits from the end of 2013 to the end of the third quarter of 2014, are as follows:

	September 30, 2014		December 31, 2013		Percent Increase
	Balance	%	Balance	%	(Decrease)

Noninterest-bearing checking	$535,101,000	23.5%	$224,580,000	20.1%	138.3%
Interest-bearing checking	403,600,000	17.8	197,388,000	17.6	104.5
Money market	241,365,000	10.6	133,369,000	11.9	81.0
Savings	334,343,000	14.7	52,606,000	4.7	535.6
Time, under $100,000	188,174,000	8.3	43,251,000	3.9	335.1
Time, $100,000 and over	385,830,000	17.0	254,600,000	22.8	51.5
	2,088,413,000	91.9	905,794,000	81.0	130.6

Out-of-area time, under $100,000	2,805,000	0.1	4,078,000	0.4	(31.2)
Out-of-area time, $100,000 and over	180,490,000	8.0	209,039,000	18.6	(13.7)
	183,295,000	8.1	213,117,000	19.0	(14.0)

Total deposits	$2,271,708,000	100.0%	$1,118,911,000	100.0%	103.0%

(Continued)

52.

MERCANTILE BANK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

7.	SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

Securities sold under agreements to repurchase (“repurchase agreements”) are offered principally to certain large deposit customers. Information relating to our repurchase agreements follows:

	Nine Months	Twelve Months
	Ended	Ended
	September 30, 2014	December 31, 2013

Outstanding balance at end of period	$142,869,000	$69,305,000
Average interest rate at end of period	0.10%	0.12%

Average daily balance during the period	$93,855,000	$65,939,000
Average interest rate during the period	0.12%	0.12%

Maximum daily balance during the period	$148,700,000	$78,960,000

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

Federal Home Loan Bank advances totaled $57.0 million at September 30, 2014, and mature at varying dates from October 2014 through September, 2017, with fixed rates of interest from 0.41% to 1.51% and averaging 1.21%. Federal Home Loan Bank advances totaled $45.0 million at December 31, 2013, maturing at varying dates from March 2017 through September 2017, with fixed rates of interest from 1.22% to 1.51% and averaging 1.34%. The $12.0 million increase during the first nine months of 2014 reflects the consummation of the merger with Firstbank effective June 1, 2014.

Each advance is payable at its maturity date and is subject to a prepayment fee if paid prior to the maturity date. The advances are collateralized by residential mortgage loans, first mortgage liens on multi-family residential property loans, first mortgage liens on commercial real estate property loans, and substantially all other assets of our bank, under a blanket lien arrangement. Our borrowing line of credit as of September 30, 2014 totaled about $570 million, with availability based on collateral approximating $511 million.

Maturities of currently outstanding FHLB advances are as follows:

2014	$3,000,000
2015	6,000,000
2016	3,033,000
2017	45,000,000
2018	0

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

These instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized, if any, in the balance sheet. Our bank’s maximum exposure to loan loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual notional amount of those instruments. Our bank uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments. Collateral, such as accounts receivable, securities, inventory, and property and equipment, is generally obtained based on our credit assessment of the borrower. If required, estimated loss exposure resulting from these instruments is expensed and is generally recorded as a liability. There was no reserve or liability balance for these instruments as of September 30, 2014 and December 31, 2013.

A summary of the contractual amounts of our financial instruments with off-balance sheet risk at September 30, 2014 and December 31, 2013 follows:

	September 30,	December 31,
	2014	2013

Commercial unused lines of credit	$553,734,000	$257,937,000
Unused lines of credit secured by 1 – 4 family residential properties	59,991,000	23,429,000
Credit card unused lines of credit	11,303,000	9,013,000
Other consumer unused lines of credit	9,681,000	5,695,000
Commitments to make loans	128,196,000	58,799,000
Standby letters of credit	37,482,000	19,670,000
	$800,387,000	$374,543,000

 (Continued)

54.

MERCANTILE BANK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

9.	COMMITMENTS AND OFF-BALANCE SHEET RISK (Continued)

Certain of our commercial loan customers have entered into interest rate swap agreements directly with our correspondent banks. To assist our commercial loan customers in these transactions, and to encourage our correspondent banks to enter into the interest rate swap transactions with minimal credit underwriting analyses on their part, we have entered into risk participation agreements with the correspondent banks whereby we agree to make payments to the correspondent banks owed by our commercial loan customers under the interest rate swap agreement in the event that our commercial loan customers do not make the payments. We are not a party to the interest rate swap agreements under these arrangements. As of September 30, 2014, the total notional amount of the underlying interest rate swap agreements was $17.0 million, with a net fair value from our commercial loan customers’ perspective of negative $2.4 million. These risk participation agreements are considered financial guarantees in accordance with applicable accounting guidance and are therefore recorded as liabilities at fair value, generally equal to the fees collected at the time of their execution. These liabilities are accreted into income during the term of the interest rate swap agreements, generally ranging from four to fifteen years.

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

In February 2012, we entered into an interest rate swap agreement with a correspondent bank to hedge the floating rate on our subordinated debentures, which became effective in January 2013 and matures in January 2018. Our $32.0 million of subordinated debentures have a rate equal to the 90-Day Libor Rate plus a fixed spread of 218 basis points, and are subject to repricing quarterly. The interest rate swap agreement provides for us to pay our correspondent bank a fixed rate, while our correspondent bank will pay us the 90-Day Libor Rate on a $32.0 million notional amount. The quarterly re-set dates for the floating rate on the interest rate swap agreement are the same as the re-set dates for the floating rate on the subordinated debentures. The interest rate swap agreement does qualify for hedge accounting; therefore, monthly fluctuations in the present value of the interest rate swap agreement, net of tax effect, are recorded to other comprehensive income. As of September 30, 2014 and December 31, 2013, the present value of the interest rate swap agreement was recorded as a liability in the amount of $0.1 million and $0.3 million, respectively.

 (Continued)

55.

MERCANTILE BANK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

11.	FAIR VALUES OF FINANCIAL INSTRUMENTS

The carrying amounts, estimated fair values and level within the fair value hierarchy of financial instruments were as follows as of September 30, 2014 and December 31, 2013 (dollars in thousands):

	Level in	September 30, 2014		December 31, 2013
	Fair Value	Carrying	Fair	Carrying	Fair
	Hierarchy	Values	Values	Values	Values

Financial assets:
Cash	Level 1	$14,296	$14,296	$1,464	$1,464
Cash equivalents	Level 2	117,956	117,956	145,501	145,501
Securities available for sale	(1)	454,009	454,009	131,178	131,178
FHLB stock	(2)	19,226	19,226	11,961	11,961
Loans, net	Level 3	2,047,891	2,042,291	1,030,422	1,027,300
Bank owned life insurance	Level 2	55,992	55,992	51,377	51,377
Accrued interest receivable	Level 2	8,292	8,292	3,649	3,649

Financial liabilities:
Deposits	Level 2	2,271,708	2,258,113	1,118,911	1,120,576
Repurchase agreements	Level 2	142,869	142,869	69,305	69,305
FHLB advances	Level 2	57,033	57,418	45,000	45,139
Subordinated debentures	Level 2	54,301	54,301	32,990	32,974
Accrued interest payable	Level 2	1,832	1,832	2,041	2,041
Interest rate swap	(1)	135	135	264	264

(1)	See Note 12 for a description of the fair value hierarchy as well as a disclosure of levels for classes of financial assets and liabilities.

(2)	It is not practical to determine the fair value of FHLB stock due to transferability restrictions.

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

56.

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

57.

MERCANTILE BANK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

12.	FAIR VALUES (Continued)

The following is a description of our valuation methodologies used to measure and disclose the fair values of our financial assets and liabilities that are recorded at fair value on a recurring or nonrecurring basis:

Securities available for sale. Securities available for sale are recorded at fair value on a recurring basis. Fair value measurement is based on quoted prices, if available. If quoted prices are not available, fair values are measured using independent pricing models. Level 2 securities include U.S. Government agency bonds, mortgage-backed securities issued or guaranteed by U.S. Government agencies, municipal general obligation and revenue bonds and mutual funds. Level 3 securities include bonds issued by certain relatively small municipalities located within our markets that have very limited marketability due to their size and lack of ratings from a recognized rating service. We carry these bonds at historical cost, which we believe approximates fair value, unless our periodic financial analysis or other information becomes known which necessitates a valuation allowance. There was no such valuation allowance as of September 30, 2014 or December 31, 2013. We have no Level 1 securities available for sale.

Derivatives. The interest rate swap is measured at fair value on a recurring basis. We measure fair value utilizing models that use primarily market observable inputs, such as forecasted yield curves, and accordingly, the interest rate swap agreement is classified as Level 2.

Mortgage loans held for sale. Mortgage loans originated and intended for sale in the secondary market are carried at the lower of aggregate cost or market, as determined by outstanding commitments from investors, and are measured on a nonrecurring basis. Fair value is based on independent quoted market prices, where applicable, or the prices for other mortgage whole loans with similar characteristics. As of September 30, 2014 and December 31, 2013, we determined that the fair value of our mortgage loans held for sale approximated the recorded cost of $2.1 million and $1.1 million, respectively.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The balances of assets and liabilities measured at fair value on a recurring basis as of September 30, 2014 are as follows:

		Quoted
		Prices in
		Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Available for sale securities
U.S. Government agency debt obligations	$204,477,000	$0	$204,477,000	$0
Mortgage-backed securities	100,258,000	0	100,258,000	0
Municipal general obligation bonds	136,250,000	0	125,889,000	10,361,000
Municipal revenue bonds	11,117,000	0	11,117,000	0
Other investments	1,907,000	0	1,907,000	0
Interest rate swap	(135,000)	0	(135,000)	0
Total	$453,874,000	$0	$443,513,000	$10,361,000

There were no transfers in or out of Level 1, Level 2 or Level 3 during the first nine months of 2014.

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

59.

MERCANTILE BANK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

12.	FAIR VALUES (Continued)

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

The balances of assets and liabilities measured at fair value on a nonrecurring basis as of September 30, 2014 are as follows:

		Quoted
		Prices in
		Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)

Impaired loans (1)	$39,444,000	$0	$0	$39,444,000
Foreclosed assets (1)	2,659,000	0	0	2,659,000
Total	$42,103,000	$0	$0	$42,103,000

The balances of assets and liabilities measured at fair value on a nonrecurring basis as of December 31, 2013 are as follows:

		Quoted
		Prices in
		Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)

Impaired loans (1)	$23,405,000	$0	$0	$23,405,000
Foreclosed assets (1)	2,851,000	0	0	2,851,000
Total	$26,256,000	$0	$0	$26,256,000

(1) Represents carrying value and related write-downs for which adjustments are based on the estimated value of the property or other assets.

13.	REGULATORY MATTERS

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

The prompt corrective action regulations provide five classifications, including well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized, although these terms are not used to represent overall financial condition. If an institution is not well capitalized, regulatory approval is required to accept brokered deposits. Subject to limited exceptions, no institution may make a capital distribution if, after making the distribution, it would be undercapitalized. If an institution is undercapitalized, it is subject to close monitoring by its principal federal regulator, its asset growth and expansion are restricted, and plans for capital restoration are required. In addition, further specific types of restrictions may be imposed on the institution at the discretion of the federal regulator. At September 30, 2014 and December 31, 2013, our bank was in the well capitalized category under the regulatory framework for prompt corrective action. There are no conditions or events since September 30, 2014 that we believe have changed our bank’s categorization. Our actual capital levels (dollars in thousands) and the minimum levels required to be categorized as adequately and well capitalized were:

					Minimum Required
					to be Well
			Minimum Required		Capitalized Under
			for Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Regulations
	Amount	Ratio	Amount	Ratio	Amount		Ratio
September 30, 2014
Total capital (to risk weighted assets)
Consolidated	$327,936	14.0%	$186,848	8.0%	$	NA	NA
Bank	325,909	14.0	186,608	8.0		233,259	10.0%
Tier 1 capital (to risk weighted assets)
Consolidated	307,562	13.2	93,424	4.0		NA	NA
Bank	305,535	13.1	93,304	4.0		139,956	6.0
Tier 1 capital (to average assets)
Consolidated	307,562	11.0	111,775	4.0		NA	NA
Bank	305,535	10.9	111,764	4.0		139,704	5.0

December 31, 2013
Total capital (to risk weighted assets)
Consolidated	$193,925	15.9%	$97,498	8.0%	$	NA	NA
Bank	190,493	15.7	97,329	8.0		121,662	10.0%
Tier 1 capital (to risk weighted assets)
Consolidated	178,598	14.7	48,749	4.0		NA	NA
Bank	175,192	14.4	48,665	4.0		72,997	6.0
Tier 1 capital (to average assets)
Consolidated	178,598	12.5	57,006	4.0		NA	NA
Bank	175,192	12.3	56,860	4.0		71,075	5.0

 (Continued)

61.

MERCANTILE BANK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

13.	REGULATORY MATTERS (Continued)

Our consolidated capital levels as of September 30, 2014 and December 31, 2013 include $52.2 million and $32.0 million, respectively, of trust preferred securities subject to certain limitations. Under applicable Federal Reserve guidelines, the trust preferred securities constitute a restricted core capital element. The guidelines provide that the aggregate amount of restricted core elements that may be included in our Tier 1 capital must not exceed 25% of the sum of all core capital elements, including restricted core capital elements, net of goodwill less any associated deferred tax liability. Our ability to include the trust preferred securities in Tier 1 capital in accordance with the guidelines is not affected by the provision of the Dodd-Frank Act generally restricting such treatment, because (i) the trust preferred securities were issued before May 19, 2010, and (ii) our total consolidated assets as of December 31, 2009 were less than $15.0 billion. As of September 30, 2014 and December 31, 2013, all $52.2 million and $32.0 million, respectively, of the trust preferred securities were included in our consolidated Tier 1 capital.

Our and our bank’s ability to pay cash and stock dividends is subject to limitations under various laws and regulations and to prudent and sound banking practices. On January 16, 2014, our Board of Directors declared a cash dividend on our common stock in the amount of $0.12 per share that was paid on March 10, 2014 to shareholders of record as of February 10, 2014. On May 9, 2014, our Board of Directors declared a cash dividend on our common stock in the amount of $0.12 per share that was paid on June 25, 2014 to shareholders of record as of June 13, 2014. On July 17, 2014, our Board of Directors declared a cash dividend on our common stock in the amount of $0.12 per share that was paid on September 24, 2014 to shareholders of record as of September 12, 2014. On October 16, 2014, our Board of Directors declared a cash dividend on our common stock in the amount of $0.12 per share that will be paid on December 24, 2014 to shareholders of record as of December 12, 2014. In addition, on May 9, 2014, our Board of Directors declared a special cash dividend on our common stock in the amount of $2.00 per share that was paid on May 29, 2014 to shareholders of record as of May 22, 2014. The special cash dividend, in contemplation of the plan of merger with Firstbank, was paid to Mercantile shareholders prior to the effective date of the merger with Firstbank and before the issuance of Mercantile shares in exchange for Firstbank shares.

(Continued)

62.

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

Introduction

The following discussion compares the financial condition of Mercantile Bank Corporation and its consolidated subsidiaries, including Mercantile Bank of Michigan (“our bank”) and our bank’s two subsidiaries, Mercantile Bank Real Estate Co., LLC (“our real estate company”) and Mercantile Insurance Center, Inc. (“our insurance company”), at September 30, 2014 and December 31, 2013 and the results of operations for the three months and nine months ended September 30, 2014 and September 30, 2013. This discussion should be read in conjunction with the interim consolidated financial statements and footnotes included in this report. Unless the text clearly suggests otherwise, references in this report to “us,” “we,” “our” or “the company” include Mercantile Bank Corporation and its consolidated subsidiaries referred to above.

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

63.

MERCANTILE BANK CORPORATION

Allowance for Loan Losses: The allowance for loan losses (“allowance”) is maintained at a level we believe is adequate to absorb probable incurred losses identified and inherent in the originated loan portfolio. Our evaluation of the adequacy of the allowance is an estimate based on past loan loss experience, the nature and volume of the loan portfolio, information about specific borrower situations and estimated collateral values, guidance from bank regulatory agencies, and assessments of the impact of current and anticipated economic conditions on the loan portfolio. Allocations of the allowance may be made for specific loans, but the entire allowance is available for any loan that, in our judgment, should be charged-off. Loan losses are charged against the allowance when we believe the uncollectability of a loan is likely. The balance of the allowance represents our best estimate, but significant downturns in circumstances relating to loan quality or economic conditions could result in a requirement for an increased allowance in the future. Likewise, an upturn in loan quality or improved economic conditions may result in a decline in the required allowance in the future. In either instance, unanticipated changes could have a significant impact on the allowance and operating results.

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

64.

MERCANTILE BANK CORPORATION

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

65.

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

Our operating results include the operating results of the acquired assets and assumed liabilities for the 122 days subsequent to the Merger Date. The operations of the former Firstbank organization provided approximately $13.5 million and $18.0 million in net interest income for the third quarter and nine months ended September 30, 2014, respectively, and are included in our consolidated financial statements for those periods. Firstbank’s results of operations prior to the Merger Date are not included in our consolidated statements of income or comprehensive income.

We recorded merger-related expenses of $1.3 million and $5.1 million during the three month and nine month periods ended September 30, 2014, respectively. Such expenses were generally for professional services, costs related to termination of existing contractual arrangements for various services, retention and severance compensation costs, marketing and promotional expenses, travel costs, and printing and supplies costs. Virtually all of Mercantile and Firstbank’s operating systems are now integrated.

66.

MERCANTILE BANK CORPORATION

Financial Overview

We reported net income of $5.9 million, or $0.35 per diluted share, for the third quarter of 2014, and net income of $11.0 million, or $0.89 per diluted share, during the first nine months of 2014.

Our third quarter and year-to-date earnings results have been significantly impacted by the Firstbank merger. In addition to our earnings results reflecting four months of operations as a combined organization, we recorded relatively large merger-related costs during the first nine months of 2014, especially during the second and third quarters. Merger-related costs totaled $1.3 million during the third quarter and $5.1 million during the first nine months of 2014. On an after-tax basis, that equated to $0.9 million, or $0.05 per diluted share, during the third quarter, and $3.6 million, or $0.29 per diluted share, during the first nine months of 2014. We expect to record additional merger-related costs totaling approximately $0.4 million during the fourth quarter of 2014, and then nominal amounts during the first and second quarters of 2015.

The quality of our loan portfolio remains strong, which when combined with recoveries of prior loan charge-offs and the eliminations of and reductions in specific reserves, have produced a positive impact on our allowance calculations and allowed us to make negative provisions in seven consecutive quarters and in nine of the last ten quarters. We have recorded a net loan recovery during seven out of the last ten quarters. In addition, the level of problem asset administration costs remains low.

New term loan originations totaled approximately $47 million during the third quarter of 2014 and about $168 million during the first nine months of 2014. We have also experienced net increases in commercial lines of credit, in large part reflecting lines that are part of new commercial lending relationships established during recent quarterly periods. The new loan pipeline remains strong, and at September 30, 2014, we had over $140 million in unfunded loan commitments on commercial construction and development loans that are in the construction phase. We believe our loan portfolio is well diversified post-merger, with commercial real estate non-owner occupied loans comprising 28% of total loans, commercial and industrial loans equaling 26%, commercial real estate owner occupied loans comprising 20% and residential mortgage and consumer loans aggregating 18% of total loans at September 30, 2014. As a percent of total commercial loans, commercial and industrial loans and commercial real estate owner occupied loans equal 57%.

The merger with Firstbank also had a significant positive impact on our funding structure, resulting in a well diversified funding mix. As of September 30, 2014, noninterest-bearing checking accounts comprised 22% of total funds, interest-bearing checking and sweep accounts combined for 22%, savings deposits and money market accounts aggregated to 23% and local time deposits accounted for 23%. Wholesale funds, comprised of brokered deposits and FHLB advances, represented 10% of total funds.

Financial Condition

Primarily reflecting the merger with Firstbank, our total assets increased $1.44 billion during the first nine months of 2014, and totaled $2.86 billion as of September 30, 2014. Total loans increased $1.02 billion and securities available for sale were up $323 million, while cash and cash equivalents decreased $14.7 million. Total deposits increased $1.15 billion and securities sold under agreements to repurchase (“repurchase agreements”) were up $73.6 million during the first nine months of 2014.

67.

MERCANTILE BANK CORPORATION

Our loan portfolio has historically been primarily comprised of commercial loans, although less so now with the Firstbank merger. Commercial loans increased $700 million during the first nine months of 2014, and at September 30, 2014 totaled $1.69 billion, or 81.5% of the loan portfolio. As of December 31, 2013, the commercial loan portfolio comprised 93.7% of total loans. The increase in commercial loans during the first nine months of 2014 includes about $168 million in new commercial term loans to existing and new borrowers, with the remainder generally reflecting the Firstbank merger. Commercial and industrial loans were up $255 million, non-owner occupied commercial real estate (“CRE”) loans increased $220 million, owner occupied CRE loans increased $151 million, multi-family and residential rental loans increased $58 million and vacant land, land development and residential construction loans were up $15 million. As a percent of total commercial loans, commercial and industrial loans and commercial real estate owner occupied loans equal 56.6%.

We significantly enhanced our commercial loan sales efforts over the past couple of years. We are very pleased with the approximately $572 million in new commercial term loan fundings since the beginning of 2012, and our current pipeline reports indicate continued strong commercial loan funding opportunities in future periods. Also, as of September 30, 2014, availability on existing construction and development loans totaled over $140 million, with most of those funds expected to be drawn over the next twelve months. In addition, we have made additional lending commitments totaling about $128 million, a majority of which we expect to be accepted and funded over the next 12 to 18 months. Our commercial lenders also report substantial additional opportunities they are currently discussing with existing and potentially new borrowers.

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

Reflecting the Firstbank merger, one-to-four family mortgage loans increased $186 million and other consumer loans were up $129 million during the first nine months of 2014, and at September 30, 2014, totaled a combined $382 million, or 18.5% of total loans. One-to-four family mortgage loans and other consumer loans equated to 6.3% of total loans as of December 31, 2013.

68.

MERCANTILE BANK CORPORATION

The following table summarizes our loan portfolio at September 30, 2014:

	9/30/14	6/30/14	3/31/14	12/31/13	9/30/13
Commercial:
Commercial & Industrial	$541,805,000	$538,791,000	$289,009,000	$286,373,000	$286,887,000
Land Development & Construction	52,218,000	55,948,000	37,190,000	36,741,000	40,741,000
Owner Occupied Commercial RE	412,470,000	411,116,000	264,299,000	261,877,000	258,656,000
Non-Owner Occupied Commercial RE	584,422,000	588,752,000	378,034,000	364,066,000	368,301,000
Multi-Family & Residential Rental	95,649,000	93,939,000	35,686,000	37,639,000	53,178,000
Total Commercial	1,686,564,000	1,688,546,000	1,004,218,000	986,696,000	1,007,763,000

Retail:
1-4 Family Mortgages	217,751,000	215,908,000	30,800,000	31,467,000	36,575,000
Home Equity & Other Consumer Loans	163,950,000	169,028,000	31,778,000	35,080,000	31,149,000
Total Retail	381,701,000	384,936,000	62,578,000	66,547,000	67,724,000

Total	$2,068,265,000	$2,073,482,000	$1,066,796,000	$1,053,243,000	$1,075,487,000

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

69.

MERCANTILE BANK CORPORATION

Nonperforming assets, comprised of nonaccrual loans, loans past due 90 days or more and accruing interest and foreclosed properties, totaled $8.7 million (0.3% of total assets) as of September 30, 2014, compared to $9.6 million (0.7% of total assets) as of December 31, 2013. The volume of nonperforming assets has generally been on a declining trend since the peak of $117.6 million on March 31, 2010, and is currently at its lowest level since year-end 2006. Reductions in nonperforming assets during the first nine months of 2014 primarily reflect principal payments on nonaccrual loans and sales proceeds on foreclosed properties. Loans placed into nonaccrual status totaled $1.6 million during the first nine months of 2014, while foreclosed properties at the time of the Firstbank merger totaled $1.2 million and another $0.8 million was transferred from acquired loans to foreclosed properties during the third quarter of 2014. Acquired loans are recorded at fair value with no allowance brought forward in accordance with acquisition accounting. Acquired impaired loans are considered performing due to the application of the accretion method under acquisition accounting.

The following tables provide a breakdown of nonperforming assets by collateral type:

NONPERFORMING LOANS

	9/30/14	6/30/14	3/31/14	12/31/13	9/30/13
Residential Real Estate:
Land Development	$107,000	$36,000	$38,000	$40,000	$43,000
Construction	0	0	0	0	0
Owner Occupied / Rental	4,350,000	3,898,000	4,026,000	4,219,000	2,859,000
	4,457,000	3,934,000	4,064,000	4,259,000	2,902,000

Commercial Real Estate:
Land Development	222,000	235,000	361,000	389,000	627,000
Construction	0	0	0	0	0
Owner Occupied	733,000	1,176,000	784,000	885,000	718,000
Non-Owner Occupied	330,000	129,000	335,000	169,000	3,251,000
	1,285,000	1,540,000	1,480,000	1,443,000	4,596,000

Non-Real Estate:
Commercial Assets	296,000	267,000	798,000	1,016,000	1,111,000
Consumer Assets	33,000	0	0	0	0
	329,000	267,000	798,000	1,016,000	1,111,000

Total	$6,071,000	$5,741,000	$6,342,000	$6,718,000	$8,609,000

70.

MERCANTILE BANK CORPORATION

OTHER REAL ESTATE OWNED & REPOSSESSED ASSETS

	9/30/14	6/30/14	3/31/14	12/31/13	9/30/13
Residential Real Estate:
Land Development	$329,000	$427,000	$427,000	$427,000	$495,000
Construction	0	22,000	22,000	22,000	89,000
Owner Occupied / Rental	902,000	968,000	186,000	207,000	219,000
	1,231,000	1,417,000	635,000	656,000	803,000

Commercial Real Estate:
Land Development	0	92,000	92,000	92,000	6,000
Construction	0	0	0	0	0
Owner Occupied	173,000	300,000	75,000	164,000	501,000
Non-Owner Occupied	1,255,000	1,069,000	1,548,000	1,939,000	2,239,000
	1,428,000	1,461,000	1,715,000	2,195,000	2,746,000

Non-Real Estate:
Commercial Assets	0	0	0	0	0
Consumer Assets	0	0	0	0	0
	0	0	0	0	0

Total	$2,659,000	$2,878,000	$2,350,000	$2,851,000	$3,549,000

The following tables provide a reconciliation of nonperforming assets:

NONPERFORMING LOANS RECONCILIATION

	3rd Qtr	2nd Qtr	1st Qtr	4th Qtr	3rd Qtr
	2014	2014	2014	2013	2013

Beginning balance	$5,741,000	$6,342,000	$6,718,000	$8,609,000	$10,526,000
Additions, net of transfers to ORE	1,194,000	(11,000)	174,000	1,734,000	502,000
Principal payments	(864,000)	(523,000)	(449,000)	(3,072,000)	(2,363,000)
Loan charge-offs	0	(67,000)	(101,000)	(553,000)	(56,000)

Total	$6,071,000	$5,741,000	$6,342,000	$6,718,000	$8,609,000

71.

MERCANTILE BANK CORPORATION

OTHER REAL ESTATE OWNED & REPOSSESSED ASSETS RECONCILIATION

	3rd Qtr	2nd Qtr	1st Qtr	4th Qtr	3rd Qtr
	2014	2014	2014	2013	2013

Beginning balance	$2,878,000	$2,350,000	$2,851,000	$3,549,000	$3,916,000
Additions - originated loans	21,000	175,000	0	134,000	350,000
Additions - merger ORE	830,000	1,187,000	0	0	0
Sale proceeds	(910,000)	(790,000)	(501,000)	(797,000)	(527,000)
Valuation write-downs	(160,000)	(44,000)	0	(35,000)	(190,000)

Total	$2,659,000	$2,878,000	$2,350,000	$2,851,000	$3,549,000

During the first nine months of 2014, loan charge-offs totaled $1.0 million while recoveries of prior period charge-offs aggregated to $1.6 million, resulting in a net recovery $0.6 million. We recorded a net recovery of prior period charge-offs of $1.3 million during all of 2013.

The following table provides a breakdown of net loan charge-offs (recoveries) by collateral type:

	3rd Qtr	2nd Qtr	1st Qtr	4th Qtr	3rd Qtr
	2014	2014	2014	2013	2013
Residential Real Estate:
Land Development	$34,000	$(4,000)	$(1,000)	$(78,000)	$(387,000)
Construction	0	0	0	0	0
Owner Occupied / Rental	95,000	(572,000)	(139,000)	(144,000)	(105,000)
	129,000	(576,000)	(140,000)	(222,000)	(492,000)

Commercial Real Estate:
Land Development	(57,000)	(11,000)	0	0	0
Construction	0	0	0	0	0
Owner Occupied	4,000	98,000	37,000	47,000	(74,000)
Non-Owner Occupied	3,000	(70,000)	336,000	1,206,000	(1,215,000)
	(50,000)	17,000	373,000	1,253,000	(1,289,000)

Non-Real Estate:
Commercial Assets	(49,000)	(45,000)	(267,000)	(1,154,000)	(172,000)
Consumer Assets	52,000	2,000	1,000	(4,000)	5,000
	3,000	(43,000)	(266,000)	(1,158,000)	(167,000)

Total	$82,000	$(602,000)	$(33,000)	$(127,000)	$(1,948,000)

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

72.

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

73.

MERCANTILE BANK CORPORATION

The allowance equaled $20.4 million as of September 30, 2014, or 1.7% of total originated loans outstanding, compared to 2.2% as of December 31, 2013. A large portion of the decline in the level of the allowance during the first nine months of 2014 reflects elimination and reduction of specific reserves due to successful collection efforts, while the remainder of the decline is primarily associated with commercial loan upgrades and reductions in most reserve allocation factors on non-impaired commercial loans resulting from the impact of lower net loan charge-offs in recent periods on our migration calculations. The allowance equaled 335.6% of nonperforming loans as of September 30, 2014, compared to 339.7% as of December 31, 2013. This particular allowance measurement has increased significantly during the past several years primarily due to total nonperforming loans declining at a faster rate than the balance of the allowance and certain accruing higher-balance commercial loan relationships having been categorized as troubled debt restructurings resulting in higher specific reserve allocations.

As of September 30, 2014, the allowance was comprised of $9.1 million in general reserves relating to non-impaired loans, $1.2 million in specific reserve allocations relating to nonaccrual loans, and $10.1 million in specific reserves on other loans, primarily accruing loans designated as troubled debt restructurings. Troubled debt restructurings totaled $50.8 million at September 30, 2014, consisting of $3.4 million that are on nonaccrual status and $47.4 million that are on accrual status. The latter, while considered and accounted for as impaired loans in accordance with accounting guidelines, is not included in our nonperforming loan totals. The increase during the third quarter of 2014 primarily reflects one stressed commercial loan relationship that was restructured to obtain additional collateral and personal guarantees, and to adjust the loan rate to better reflect the credit risk. Impaired loans with an aggregate carrying value of $1.3 million as of September 30, 2014 had been subject to previous partial charge-offs aggregating $2.3 million. Those partial charge-offs were recorded as follows: $0.1 million during the first nine months of 2014, $0.5 million in 2013, $1.0 million in 2012, $0.5 million in 2011 and $0.2 million in 2010. As of September 30, 2014, there were no specific reserves allocated to impaired loans that had been subject to a previous partial charge-off.

The following table provides a breakdown of our originated loans categorized as troubled debt restructurings:

	9/30/14	6/30/14	3/31/14	12/31/13	9/30/13

Performing	$47,385,000	$24,900,000	$27,093,000	$30,247,000	$41,708,000
Nonperforming	3,371,000	4,232,000	4,800,000	4,645,000	5,782,000

Total	$50,756,000	$29,132,000	$31,893,000	$34,892,000	$47,490,000

Although we believe the allowance is adequate to absorb loan losses in our originated loan portfolio as they arise, there can be no assurance that we will not sustain loan losses in any given period that could be substantial in relation to, or greater than, the size of the allowance.

74.

MERCANTILE BANK CORPORATION

In large part reflecting the merger with Firstbank, securities increased $323 million during the first nine months of 2014, totaling $454 million as of September 30, 2014. Purchases during the first nine months of 2014, generally consisting of U.S. Government agency and municipal bonds, totaled $14.4 million. Proceeds from matured and called U.S. Government agency bonds and municipal bonds during the first nine months of 2014 totaled $20.4 million and $14.7 million, respectively, with another $11.1 million from principal paydowns on mortgage-backed securities. At September 30, 2014, the portfolio was primarily comprised of U.S. Government agency bonds (45%), municipal bonds (33%) and U.S. Government agency issued or guaranteed mortgage-backed securities (22%). All of our securities are currently designated as available for sale, and are therefore stated at fair value. The fair value of securities designated as available for sale at September 30, 2014 totaled $454 million, including a net unrealized loss of $3.4 million. We maintain the securities portfolio at levels to provide adequate pledging and secondary liquidity for our daily operations. In addition, the securities portfolio serves a primary interest rate risk management function.

FHLB stock totaled $19.2 million as of September 30, 2014, an increase of $7.3 million from the balance at December 31, 2013 resulting from the Firstbank merger. Our investment in FHLB stock is necessary to engage in their advance and other financing programs. We have received regularly quarterly cash dividends, and we expect a cash dividend will continue to be paid in future quarterly periods.

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

Federal funds sold, consisting of excess funds sold overnight to a correspondent bank, along with investments in interest-bearing deposits at correspondent and other banks, are used to manage daily liquidity needs and interest rate sensitivity. During the first nine months of 2014, the average balance of these funds equaled $90.0 million, or 4.7% of average earning assets. We expect the level of these funds to average approximately 1% to 2% of average earning assets in future quarters.

Net premises and equipment equaled $48.6 million at September 30, 2014, an increase of $23.7 million during the first nine months of 2014. The merger with Firstbank accounts for virtually the entire increase.

Primarily reflecting the merger with Firstbank, total deposits increased $1.15 billion during the first nine months of 2014, totaling $2.27 billion at September 30, 2014. Out-of-area deposits decreased $29.8 million during the first nine months of 2014, and as a percent of total deposits, equaled 8.1% as of September 30, 2014, compared to 19.0% as of December 31, 2013.

Noninterest-bearing checking accounts increased $311 million during the first nine months of 2014. While the growth is primarily due to the Firstbank merger, noninterest-bearing checking accounts also increased due to deposit account openings as part of new commercial lending relationships. Also reflecting the impact of the Firstbank merger, interest-bearing checking accounts increased $206 million, money market deposit accounts grew $108 million, savings deposits increased $282 million and local time deposits grew $276 million during the first nine months of 2014.

75.

MERCANTILE BANK CORPORATION

Repurchase agreements increased $73.6 million during the first nine months of 2014, totaling $143 million as of September 30, 2014. The increase is primarily due to the merger with Firstbank. As part of our sweep account program, collected funds from certain business noninterest-bearing checking accounts and savings deposits are invested into over-night interest-bearing repurchase agreements. Such repurchase agreements are not deposit accounts and are not afforded federal deposit insurance.

Reflecting the merger with Firstbank, FHLB advances increased $12.0 million during the first nine months of 2014. As of September 30, 2014, FHLB advances totaled $57.0 million. The FHLB advances are collateralized by residential mortgage loans, first mortgage liens on multi-family residential property loans, first mortgage liens on commercial real estate property loans, and substantially all other assets of our bank, under a blanket lien arrangement. Our borrowing line of credit as of September 30, 2014 totaled about $570 million, with availability approximating $511 million.

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

To assist in providing needed funds, we have regularly obtained monies from wholesale funding sources. Wholesale funds, primarily comprised of deposits from customers outside of our market areas and advances from the FHLB, totaled $240 million, or 9.7% of combined deposits and borrowed funds, as of September 30, 2014, compared to $258 million, or 20.9% of combined deposits and borrowed funds, as of December 31, 2013.

As part of our sweep account program, collected funds from certain business noninterest-bearing checking accounts and savings deposits are invested into over-night interest-bearing repurchase agreements. Such repurchase agreements are not deposit accounts and are not afforded federal deposit insurance. Repurchase agreements increased $73.6 million during the first nine months of 2014, totaling $143 million as of September 30, 2014. The increase is primarily attributable to the merger with Firstbank. Information regarding our repurchase agreements as of September 30, 2014 and during the first nine months of 2014 is as follows:

Outstanding balance at September 30, 2014	$142,869,000
Weighted average interest rate at September 30, 2014	0.10%
Maximum daily balance nine months ended September 30, 2014	$148,700,000
Average daily balance for nine months ended September 30, 2014	$93,855,000
Weighted average interest rate for nine months ended September 30, 2014	0.12%

As a member of the FHLB, we have access to the FHLB advance borrowing programs. FHLB advances increased $12.0 million during the first nine months of 2014, reflecting the merger with Firstbank. As of September 30, 2014, FHLB advances totaled $57.0 million. Based on available collateral at September 30, 2014, we could borrow an additional $511 million.

76.

MERCANTILE BANK CORPORATION

We also have the ability to borrow up to $63.0 million on a daily basis through correspondent banks using established unsecured federal funds purchased lines of credit. We did not access these lines of credit during first nine months of 2014; in fact, we have not accessed the lines of credit since January of 2010. In contrast, federal funds sold averaged $61.4 million during the first nine months of 2014. We have a line of credit through the Discount Window of the Federal Reserve Bank of Chicago. Using certain municipal bonds as collateral, we could have borrowed up to $12.1 million as of September 30, 2014. We did not utilize this line of credit during the first nine months of 2014 or at any time during the previous five fiscal years, and do not plan to access this line of credit in future periods.

The following table reflects, as of September 30, 2014, significant fixed and determinable contractual obligations to third parties by payment date, excluding accrued interest:

	One Year	One to	Three to	Over
	or Less	Three Years	Five Years	Five Years	Total

Deposits without a stated maturity	$1,514,409,000	$0	$0	$0	$1,514,409,000
Certificates of deposit	372,023,000	283,603,000	101,673,000	0	757,299,000
Short-term borrowings	142,869,000	0	0	0	142,869,000
Federal Home Loan Bank advances	9,000,000	48,033,000	0	0	57,033,000
Subordinated debentures	0	0	0	54,301,000	54,301,000
Other borrowed money	724,000	1,276,000	0	3,514,000	5,514,000
Property leases	301,000	923,000	297,000	71,000	1,592,000

In addition to normal loan funding and deposit flow, we must maintain liquidity to meet the demands of certain unfunded loan commitments and standby letters of credit. As of September 30, 2014, we had a total of $763 million in unfunded loan commitments and $37.5 million in unfunded standby letters of credit. Of the total unfunded loan commitments, $635 million were commitments available as lines of credit to be drawn at any time as customers’ cash needs vary, and $128 million were for loan commitments generally expected to close and become funded within the next twelve months. We regularly monitor fluctuations in loan balances and commitment levels, and include such data in our overall liquidity management.

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

Capital Resources

Shareholders’ equity was $321 million at September 30, 2014, compared to $153 million at December 31, 2013. The $168 million increase during the first nine months of 2014 was primarily due to the merger with Firstbank. We issued 8,087,272 shares of common stock, valued at $173 million, in connection with the merger. Net income during the first nine months of 2014 totaled $11.0 million. Negatively impacting shareholder’s equity during the first nine months of 2014 were cash dividends on common shares totaling $22.4 million. In accordance with the plan of merger with Firstbank, we declared and paid a special $2.00 per share cash dividend to Mercantile shareholders prior to the effective date of the merger and before the issuance of Mercantile shares in exchange for Firstbank shares. In addition, we declared and paid a $0.12 per share cash dividend in the first, second and third quarters of 2014.

77.

MERCANTILE BANK CORPORATION

We and our bank are subject to regulatory capital requirements administered by state and federal banking agencies. Failure to meet the various capital requirements can initiate regulatory action that could have a direct material effect on the financial statements. As of September 30, 2014, our bank’s total risk-based capital ratio was 14.0%, with our bank’s total regulatory capital equaling $326 million, or approximately $93 million in excess of the 10.0% minimum which is among the requirements to be categorized as “well capitalized.” Our and our bank’s capital ratios as of September 30, 2014 and December 31, 2013 are disclosed in Note 13 of the Notes to Condensed Consolidated Financial Statements.

Results of Operations

We recorded net income of $5.9 million for the third quarter of 2014 ($0.35 per basic and diluted share), compared to net income of $3.5 million ($0.40 per basic and diluted share) recorded during the third quarter of 2013. We recorded net income of $11.0 million ($0.89 per basic and diluted share) for the first nine months of 2014, compared to net income of $11.9 million ($1.36 per basic and diluted share) recorded during the first nine months of 2013. The results for the third quarter and the first nine months of 2014 were impacted by the merger with Firstbank, which was consummated on June 1, 2014; operating results for the first nine months of 2014 include four months of operations as a combined organization. After-tax merger-related costs totaled $0.9 million, or $0.05 per diluted share, during the third quarter of 2014 and $3.6 million, or $0.29 per diluted share, during the first nine months of 2014. After-tax merger-related expenses totaled $0.7 million, or $0.07 per diluted share, during the third quarter of 2013 and $0.7 million, or $0.08 per diluted share, during the first nine months of 2013. We expect to record merger-related costs totaling approximately $0.4 million during the fourth quarter of 2014; in addition, we expect to record nominal merger-related costs during the first and second quarters of 2015.

The improved earnings performance in the third quarter of 2014 compared to the prior-year third quarter primarily resulted from increased net interest income, which more than offset increased overhead costs. The decline in earnings performance in the first nine months of 2014 compared to the respective 2013 period mainly resulted from increased overhead costs, which more than offset higher net interest income. Various nonmerger-related costs necessary to operate the combined company, along with a higher level of merger-related costs, resulted in the increase in overhead costs. The increased net interest income primarily resulted from the higher level of average earning assets associated with the completion of the merger.

Interest income during the third quarter of 2014 was $28.9 million, an increase of $14.2 million, or 97.0%, from the $14.7 million earned during the third quarter of 2013. Interest income during the first nine months of 2014 was $61.0 million, an increase of $18.1 million, or 42.2%, from the $42.9 million earned during the first nine months of 2013. The increase in interest income in the 2014 periods compared to the respective 2013 periods is attributable to an increase in earning assets, which more than offset a declining yield on earning assets. Average earning assets include Firstbank’s assets from the date of acquisition. The decreased yield on earning assets in the third quarter and first nine months of 2014 was mainly attributable to a lower yield on average securities and a change in earning asset mix; a lower yield on average loans also contributed to the decreased yield on earning assets in the first nine months of 2014. Accretion of acquired loans totaled $1.2 million during the third quarter of 2014 and $1.7 million during the first nine months of 2014.

78.

MERCANTILE BANK CORPORATION

Interest expense during the third quarter of 2014 was $2.9 million, an increase of $0.2 million, or 8.9%, from the $2.7 million expensed during the third quarter of 2013. Interest expense during the first nine months of 2014 was $8.4 million, an increase of $0.3 million, or 3.2%, from the $8.1 million expensed during the first nine months of 2013. The increase in interest expense in the 2014 periods compared to the respective 2013 periods is attributable to an increase in the volume of average interest-bearing liabilities. Average interest-bearing liabilities include Firstbank’s liabilities from the date of acquisition. The impact of the higher volume of average interest-bearing liabilities on interest expense was substantially offset by a decrease in the weighted average cost of interest-bearing liabilities. Maturing fixed-rate certificates of deposit were renewed at lower rates, replaced by lower-costing funds, or allowed to runoff during 2013 and the first nine months of 2014. In addition, the lowering of interest rates on certain non-certificate of deposit accounts in the latter part of the fourth quarter of 2013 and the absorption of Firstbank’s lower-costing interest-bearing liability base positively impacted the cost of funds in the 2014 periods.

Net interest income during the third quarter of 2014 was $26.0 million, an increase of $14.0 million, or 116.7%, from the $12.0 million earned during the third quarter of 2013. Net interest income during the first nine months of 2014 was $52.6 million, an increase of $17.8 million, or 51.3%, from the $34.8 million earned during the first nine months of 2013. The increase in net interest income in the 2014 periods compared to the respective 2013 periods was primarily due to an increase in earning assets. The net interest margin during the third quarter of 2014 was 3.95%, compared to 3.76% during the third quarter of 2013. During the first nine months of 2014, the net interest margin was 3.73%, compared to 3.69% during the same time period in 2013. The higher net interest margin in the 2014 periods reflects the reduction in the cost of funds, which more than offset the decreased yield on earning assets.

The following table sets forth certain information relating to our consolidated average interest-earning assets and interest-bearing liabilities and reflects the average yield on assets and average cost of liabilities for the third quarter of 2014 and 2013. Such yields and costs are derived by dividing income or expense by the average daily balance of assets or liabilities, respectively, for the period presented. Tax-exempt securities interest income and yield have been computed on a tax equivalent basis using a marginal tax rate of 35%. Securities interest income was increased by $165,000 and $87,000 in the third quarter of 2014 and 2013, respectively, for this adjustment.

79.

MERCANTILE BANK CORPORATION

	Quarters ended September 30,
	2014			2013
	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate
	(dollars in thousands)
ASSETS
Loans	$2,075,087	$26,323	5.03%	$1,072,199	$13,411	4.96%
Investment securities	484,345	2,710	2.24	136,455	1,301	3.81
Federal funds sold	11,447	7	0.25	59,674	38	0.25
Interest-bearing deposits	54,760	25	0.18	6,204	4	0.27
Total interest - earning assets	2,625,639	29,065	4.39	1,274,532	14,754	4.59

Allowance for loan losses	(20,802)			(25,278)
Other assets	257,512			129,158

Total assets	$2,862,349			$1,378,412

LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing deposits	$1,757,162	$1,971	0.45%	$881,851	$2,190	0.99%
Short-term borrowings	123,075	34	0.11	61,705	19	0.12
Federal Home Loan Bank advances	57,038	166	1.14	41,196	141	1.34
Other borrowings	65,409	740	4.43	34,501	323	3.66
Total interest-bearing liabilities	2,002,684	2,911	0.58	1,019,253	2,673	1.04

Noninterest-bearing deposits	532,997			204,402
Other liabilities	10,257			4,973
Shareholders’ equity	316,411			149,784

Total liabilities and shareholders’ equity	$2,862,349			$1,378,412

Net interest income		$26,154			$12,081

Net interest rate spread			3.81%			3.55%
Net interest spread on average assets			3.63%			3.48%
Net interest margin on earning assets			3.95%			3.76%

A negative loan loss provision expense of $0.4 million was recorded during the third quarter of 2014, compared to a negative provision expense of $1.7 million during the third quarter of 2013. A negative loan loss provision expense of $3.0 million was recorded during the first nine months of 2014, compared to a negative provision expense of $4.7 million during the first nine months of 2013. The negative provision expense reflects recoveries of previously charged-off loans, reversals of specific reserves, a reduced level of loan-rating downgrades, and ongoing loan-rating upgrades as the quality of the loan portfolio continued to improve. Continued progress in the stabilization of economic and real estate market conditions and resulting collateral valuations also positively impacted provision expense.

80.

MERCANTILE BANK CORPORATION

Net loan charge-offs of $0.1 million were recorded during the third quarter of 2014, compared to net loan recoveries of $1.9 million during the prior-year third quarter. Net loan recoveries of $0.6 million were recorded during the first nine months of 2014, compared to net loan recoveries of $1.2 million during the same time period in 2013. Nonperforming loans totaled $6.1 million, or 0.3% of total loans, as of September 30, 2014, compared to $8.6 million, or 0.8% of total loans, as of September 30, 2013. The allowance equaled 1.7% of total originated loans as of September 30, 2014, compared to 2.3% of total loans as of September 30, 2013.

Noninterest income during the third quarter of 2014 was $2.9 million, an increase of $1.2 million, or 72.3%, from the $1.7 million earned during the prior-year third quarter. Noninterest income during the first nine months of 2014 was $6.7 million, an increase of $1.4 million, or 26.8%, from the $5.3 million earned during the same time period in 2013. The increase in noninterest income in the 2014 periods was mainly due to higher debit and credit card fee income, service charges on deposit accounts, and mortgage referral and sale fees. These categories of noninterest income benefited from the consummation of the merger with Firstbank. An industry-wide slowdown in mortgage banking activity has negatively impacted our mortgage banking income during 2014; although income from this activity has increased in the 2014 periods compared to the respective 2013 periods as a result of the merger, our mortgage banking income in the third quarter of 2014 was less than half of what the two companies combined achieved in the prior-year quarter.

Noninterest expense during the third quarter of 2014 was $20.7 million, an increase of $10.8 million, or 109.0%, from the $9.9 million expensed during the third quarter of 2013. Noninterest expense during the first nine months of 2014 was $46.0 million, an increase of $18.7 million, or 68.4%, from the $27.3 million expensed during the same time period in 2013. The increase in noninterest expense in the third quarter of 2014 and the first nine months of 2014 primarily resulted from higher salary and benefit expenses. Salary and benefit expenses totaled $10.7 million during the third quarter of 2014, an increase of $5.4 million, or 103.3%, from the $5.3 million expensed during the prior-year third quarter. Salary and benefit expenses were $23.4 million during the first nine months of 2014, an increase of $8.3 million, or 55.0%, from the $15.1 million expensed during the first nine months of 2013. The increase in salary and benefit expenses was mainly due to the increase in employees associated with the completion of the merger with Firstbank, along with the hiring of additional staff members over the past year and officer merit pay increases. As of September 30, 2014, full-time equivalent employees numbered 640, up from 239 as of September 30, 2013. Increases in merger-related expenses and other categories of nonmerger-related costs necessary to operate the combined company also contributed to the higher level of overhead costs. Merger-related costs totaled $1.3 million during the third quarter of 2014 and $5.1 million during the first nine months of 2014; these costs totaled $0.7 million and $0.8 million during the respective 2013 periods.

During the third quarter of 2014, we recorded income before federal income tax of $8.5 million and a federal income tax expense of $2.6 million. During the third quarter of 2013, we recorded income before federal income tax of $5.5 million and a federal income tax expense of $2.0 million. The increase in federal income tax expense in the third quarter of 2014 resulted from the higher level of income before federal income tax, which more than offset a decrease in our effective tax rate from 36.7% in the third quarter of 2013 to 30.4% in the third quarter of 2014. The elevated effective tax rate in the third quarter of 2013 primarily resulted from the recording of nondeductible merger-related expenses. During the first nine months of 2014, we recorded income before federal income tax of $16.3 million and a federal income tax expense of $5.2 million. During the first nine months of 2013, we recorded income before federal income tax of $17.4 million and a federal income tax expense of $5.6 million. The decrease in federal income tax expense during the first nine months of 2014 resulted from the lower level of income before federal income tax, which more than offset a slight increase in our effective tax rate from 31.9% in the 2013 period to 32.2% in the 2014 period.

81.

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

82.

MERCANTILE BANK CORPORATION

The following table depicts our GAP position as of September 30, 2014:

	Within	Three to	One to	After
	Three	Twelve	Five	Five
	Months	Months	Years	Years	Total
Assets:
Commercial loans (1)	$300,795,000	$220,427,000	$1,014,072,000	$146,119,000	$1,681,413,000
Residential real estate loans	39,098,000	16,452,000	111,119,000	157,461,000	324,130,000
Consumer loans	3,456,000	1,869,000	44,796,000	12,601,000	62,722,000
Securities (2)	31,928,000	25,849,000	343,946,000	71,512,000	473,235,000
Federal funds sold	10,102,000	0	0	0	10,102,000
Interest-bearing deposits	71,196,000	498,000	749,000	0	72,443,000
Allowance for loan losses	0	0	0	0	(20,374,000)
Other assets	0	0	0	0	259,433,000
Total assets	456,575,000	265,095,000	1,514,682,000	387,693,000	$2,863,104,000

Liabilities:
Interest-bearing checking	403,600,000	0	0	0	403,600,000
Savings deposits	334,343,000	0	0	0	334,343,000
Money market accounts	241,365,000	0	0	0	241,365,000
Time deposits under $100,000	32,448,000	73,296,000	85,235,000	0	190,979,000
Time deposits $100,000 & over	68,883,000	197,396,000	300,041,000	0	566,320,000
Short-term borrowings	142,869,000	0	0	0	142,869,000
Federal Home Loan Bank advances	3,000,000	6,000,000	48,033,000	0	57,033,000
Other borrowed money	57,996,000	543,000	1,276,000	0	59,815,000
Noninterest-bearing checking	0	0	0	0	535,101,000
Other liabilities	0	0	0	0	10,686,000
Total liabilities	1,284,504,000	277,235,000	434,585,000	0	2,542,111,000
Shareholders' equity	0	0	0	0	320,993,000
Total liabilities & shareholders' equity	1,284,504,000	277,235,000	434,585,000	0	$2,863,104,000

Net asset (liability) GAP	$(827,929,000)	$(12,140,000)	$1,080,097,000	$387,693,000

Cumulative GAP	$(827,929,000)	$(840,069,000)	$240,028,000	$627,721,000

Percent of cumulative GAP to total assets	(28.9% )	(29.3% )	8.4%	21.9%

(1)	Floating rate loans that are currently at interest rate floors are treated as fixed rate loans and are reflected using maturity date and not repricing frequency.
(2)	Mortgage-backed securities are categorized by average life calculations based upon prepayment trends as of September 30, 2014.

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

83.

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

We conducted multiple simulations as of September 30, 2014, in which it was assumed that changes in market interest rates occurred ranging from up 400 basis points to down 400 basis points in equal quarterly instalments over the next twelve months. The following table reflects the suggested impact on net interest income over the next twelve months in comparison to estimated net interest income based on our balance sheet structure, including the balances and interest rates associated with our specific loans, securities, deposits and borrowed funds, as of September 30, 2014. The resulting estimates are well within our policy parameters established to manage and monitor interest rate risk.

	Dollar Change	Percent Change
	In Net	In Net
Interest Rate Scenario	Interest Income	Interest Income

Interest rates down 400 basis points	$(6,800,000)	(7.2%)
Interest rates down 300 basis points	(5,960,000)	(6.3)
Interest rates down 200 basis points	(5,050,000)	(5.3)
Interest rates down 100 basis points	(3,240,000)	(3.4)
No change in interest rates	115,000	0.1
Interest rates up 100 basis points	1,170,000	1.2
Interest rates up 200 basis points	1,860,000	2.0
Interest rates up 300 basis points	2,460,000	2.6
Interest rates up 400 basis points	2,695,000	2.9

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

84.

MERCANTILE BANK CORPORATION

Item 4. Controls and Procedures

As of September 30, 2014, an evaluation was performed under the supervision of and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of September 30, 2014.

There have been no changes in our internal control over financial reporting during the quarter ended September 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

85.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

We made no unregistered sale of equity securities, nor did we purchase our equity securities, during the quarter ended September 30, 2014.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Not applicable.

86.

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

101

The following financial information from Mercantile’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Income, (iii) the Condensed Consolidated Statements of Comprehensive Income, (iv) the Condensed Consolidated Statements of Changes in Shareholders’ Equity, (v) the Condensed Consolidated Statements of Cash Flows, and (vi) the Notes to Condensed Consolidated Financial Statements

87.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 7, 2014.

MERCANTILE BANK CORPORATION

By:	/s/ Michael H. Price
Michael H. Price
President and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Charles E. Christmas
Charles E. Christmas
Senior Vice President, Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)

88.

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

101

The following financial information from Mercantile’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Income, (iii) the Condensed Consolidated Statements of Comprehensive Income, (iv) the Condensed Consolidated Statements of Changes in Shareholders’ Equity, (v) the Condensed Consolidated Statements of Cash Flows, and (vi) the Notes to Condensed Consolidated Financial Statements