Form 10-K
period 2014-12-31
MERCANTILE BANK CORP
filed 2015-03-10
CIK 1042729

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_____________

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  X  No __

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes   X   No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company (as defined in Rule 12b-2 of the Exchange Act).

Large accelerated filer ___	Accelerated filer X
Non-accelerated filer ___	Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes        No    X

The aggregate value of the common equity held by non-affiliates (persons other than directors and executive officers) of the registrant, computed by reference to the closing price of the common stock as of the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $377 million.

As of March 6, 2015, there were issued and outstanding 16,888,530 shares of the registrant’s common stock.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company’s proxy statement for the Annual Meeting of Shareholders to be held May 28, 2015 are incorporated by reference into Part III of this report.

PART I

Item 1.	Business.

The Company

Mercantile Bank Corporation is a registered bank holding company under the Bank Holding Company Act of 1956, as amended (the “Bank Holding Company Act”). Unless the text clearly suggests otherwise, references to “us,” “we,” “our,” or “the company” include Mercantile Bank Corporation and its wholly-owned subsidiaries. As a bank holding company, we are subject to regulation by the Board of Governors of the Federal Reserve System (the “Federal Reserve Board”). We were organized on July 15, 1997, under the laws of the State of Michigan, primarily for the purpose of holding all of the stock of Mercantile Bank of Michigan (“our bank”), and of such other subsidiaries as we may acquire or establish. Our bank commenced business on December 15, 1997. During the third quarter of 2013, we filed an election to become a financial holding company, which election became effective April 14, 2014.

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

Our expenses have generally been paid using cash dividends from our bank. Our principal source of future operating funds is expected to be dividends from our bank.

Firstbank Corporation Merger

We completed our merger with Firstbank Corporation (“Firstbank”), a Michigan corporation with approximately $1.5 billion in total assets and 46 branch locations, into Mercantile Bank Corporation as of June 1, 2014 (“Merger Date”). The merger was accounted for using the acquisition method of accounting, with Mercantile treated as the acquirer for accounting purposes. The results of operations due to the Firstbank transaction have been included in Mercantile’s financial results since the Merger Date. All of Firstbank’s common stock was converted into the right to receive one share of Mercantile common stock for each share of Firstbank common stock. The conversion of Firstbank’s common stock into Mercantile’s common stock resulted in Mercantile issuing 8,087,272 shares of common stock. As of the Merger Date, former Firstbank shareholders owned approximately 48% of the combined company. The merger substantially expanded our geographic footprint and increased the size of our balance sheet.

In conjunction with the completion of the merger, Mercantile assumed the obligations of Firstbank Capital Trust I, Firstbank Capital Trust II, Firstbank Capital Trust III and Firstbank Capital Trust IV, all of which are business trust subsidiaries formed to issue trust preferred securities. At the Merger Date, Firstbank had two Michigan-chartered bank subsidiaries that were consolidated into Mercantile Bank of Michigan effective June 30, 2014.

Our Board of Directors declared a special cash dividend on our common stock on May 9, 2014, in the amount of $2.00 per share that was paid on May 29, 2014 to shareholders of record as of May 22, 2014. The special cash dividend, in contemplation of the plan of merger with Firstbank, was paid to Mercantile shareholders prior to the effective date of the merger with Firstbank and before the issuance of Mercantile shares in exchange for Firstbank shares.

Our Bank

Our bank is a state banking company that operates under the laws of the State of Michigan, pursuant to a charter issued by the Michigan Office of Financial and Insurance Regulation. Our bank’s deposits are insured to the maximum extent permitted by law by the Federal Deposit Insurance Corporation (“FDIC”). Our bank, through its 53 office locations, provides commercial banking services primarily to small- to medium-sized businesses and retail banking services in and around the West and Central portions of Michigan. Our bank’s main office is located in Grand Rapids, with branch office locations in Alma, Ashley, Belding, Cadillac, Canadian Lakes, Clare, Comstock Park, DeWitt, Fairview, Grand Rapids, Hale, Hastings, Higgins Lake, Holland, Howard City, Ionia, Ithaca, Kalamazoo, Kentwood, Lakeview, Lansing, Lowell, Merrill, Mt. Pleasant, Paw Paw, Portage, Remus, Rose City, Shepherd, St. Charles, St. Helen, St. Johns, St. Louis, Vestaburg, West Branch, and Wyoming.

Our bank makes secured and unsecured commercial, construction, mortgage and consumer loans, and accepts checking, savings and time deposits. Our bank owns 53 automated teller machines ("ATM") located at certain of our office locations and at one off-site location that participate in the ACCEL/EXCHANGE and PLUS regional network systems, as well as other ATM networks throughout the country. Our bank also enables customers to conduct certain loan and deposit transactions by personal computer and through mobile applications. Courier service is provided to certain commercial customers, and safe deposit facilities are available at a vast majority of our office locations. Our bank does not have trust powers.

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

Our Trusts

We have five business trusts that are wholly-owned subsidiaries of Mercantile, four of which were assumed by Mercantile in conjunction with the merger with Firstbank. Each of the trusts was formed to issue Preferred Securities that were sold in private sales, as well as selling Common Securities to Mercantile. The proceeds from the Preferred and Common Securities sales were used by the trusts to purchase Floating Rate Notes issued by Mercantile. The rates of interest, interest payment dates, call features and maturity dates of each Floating Rate Note are identical to its respective Preferred Securities. The net proceeds from the issuance of the Floating Rate Notes were used for a variety of purposes, including contributions to our bank as capital to provide support for asset growth and the funding of stock repurchase programs and certain acquisitions.

The only significant assets of our trusts are the Floating Rate Notes, and the only significant liabilities of our trusts are the Preferred Securities. The Floating Rate Notes are categorized on our Consolidated Balance Sheets as subordinated debentures, and the interest expense is recorded on our Consolidated Statements of Income under interest expense on other borrowings.

Effect of Government Monetary Policies

Our earnings are affected by domestic economic conditions and the monetary and fiscal policies of the United States Government, its agencies, and the Federal Reserve Board. The Federal Reserve Board’s monetary policies have had, and will likely continue to have, an important impact on the operating results of commercial banks through its power to implement national monetary policy in order to, among other things, curb inflation, maintain or encourage employment, and mitigate economic recessions. The policies of the Federal Reserve Board have a major effect upon the levels of bank loans, investments and deposits through its open market operations in United States Government securities, and through its regulation of, among other things, the discount rate on borrowings of member banks and the reserve requirements against member bank deposits. Our bank maintains reserves directly with the Federal Reserve Bank of Chicago to the extent required by law. It is not possible to predict the nature and impact of future changes in monetary and fiscal policies.

Regulation and Supervision

As a registered bank holding company under the Bank Holding Company Act, we are required to file an annual report with the Federal Reserve Board and such additional information as the Federal Reserve Board may require. We are also subject to examination by the Federal Reserve Board.

The Bank Holding Company Act limits the activities of bank holding companies to banking and the management of banking organizations, and to certain non-banking activities. The permitted non-banking activities include those limited activities that the Federal Reserve Board found, by order or regulation as of the day prior to enactment of the Gramm-Leach-Bliley Act, to be so closely related to banking as to be a proper incident to banking. These permitted non-banking activities include, among other things: operating a mortgage company, finance company, or factoring company; performing certain data processing operations; providing certain investment and financial advice; acting as an insurance agent for certain types of credit-related insurance; leasing property on a full-payout, nonoperating basis; and providing discount securities brokerage services for customers. Neither we nor any of our subsidiaries engage in any of the non-banking activities listed above.

On April 14, 2014, our election to become a financial holding company, as permitted by the Bank Holding Company Act, as amended by Title I of the Gramm-Leach-Bliley Act, was accepted by the Federal Reserve Board. In order to continue as a financial holding company, we and our bank must satisfy statutory requirements regarding capitalization, management and compliance with the Community Reinvestment Act. As a financial holding company, we are permitted to engage in a broader range of activities under the Bank Holding Company Act than are permitted to bank holding companies. Those expanded activities include any activity which the Federal Reserve Board (in certain instances in consultation with the Department of the Treasury) determines, by order or by regulation, to be financial in nature or incidental to such financial activity, or to be complementary to a financial activity, and not to pose a substantial risk to the safety and soundness of depository institutions of the financial system generally. Such expanded activities include, among others: insuring, guaranteeing, or indemnifying against loss, harm, damage, illness, disability or death, or issuing annuities, and acting as principal, agent or broker for such purposes; providing financial, investment or economic advisory services, including advising a mutual fund; and underwriting, dealing in, or making a market in securities. While our insurance company is permitted to engage in the insurance agency activities described above by virtue of our financial holding company status, neither we nor any of our subsidiaries currently engage in the expanded activities.

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

Employees

As of December 31, 2014, we employed 550 full-time and 181 part-time persons. Management believes that relations with employees are good.

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

The Board of Directors has delegated significant lending authority to officers of our bank. The Board of Directors believes this empowerment, supported by our strong credit culture and the significant experience of our commercial lending staff, enables us to be responsive to our customers. The loan policy specifies lending authority for our lending officers with amounts based on the experience level and ability of each lender. Our loan officers and loan managers are able to approve loans up to $1.0 million and $2.5 million, respectively. We have established higher approval limits for our bank’s Senior Lender, President, and Chairman of the Board and Chief Executive Officer, ranging from $4.0 million up to $10.0 million. These lending authorities, however, are typically used only in rare circumstances where timing is of the essence. Generally, loan requests exceeding $2.5 million require approval by the Officers Loan Committee, and loan requests exceeding $7.5 million, up to the legal lending limit of approximately $80.2 million, require approval by the Board of Directors. We apply an in-house lending limit that is significantly less than our bank’s legal lending limit.

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

Single-Family Residential Real Estate Loans. We originate single-family residential real estate loans in our market areas, generally according to secondary market underwriting standards. Loans not conforming to those standards are made in certain circumstances. Single-family residential real estate loans provide borrowers with a fixed or adjustable interest rate with terms up to 30 years and are generally sold to certain investors.

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

Loan Portfolio Quality

We utilize a comprehensive grading system for our commercial loans, whereby all commercial loans are graded on a ten grade rating system. The rating system utilizes standardized grade paradigms that analyze several critical factors such as cash flow, operating performance, financial condition, collateral, industry condition and management. All commercial loans are graded at inception and reviewed at various intervals.

Our independent loan review program is primarily responsible for the administration of the grading system and ensuring adherence to established lending policies and procedures. The loan review program is an integral part of maintaining our strong asset quality culture. The loan review function works closely with senior management, although it functionally reports to the Board of Directors. Using a risk-based approach to selecting credits for review, our loan review program covers approximately 40% of total loans outstanding each year. Our watch list credits are reviewed monthly by our Board of Directors and our Watch List Committee, the latter of which is comprised of senior level officers from the administration, lending and loan review functions.

Loans are placed in a nonaccrual status when, in our opinion, uncertainty exists as to the ultimate collection of all principal and interest. As of December 31, 2014, loans placed in nonaccrual status totaled $29.4 million, or 1.4% of total loans, compared to $6.7 million, or 0.6% of total loans, at December 31, 2013. Loans past due 90 days or more and still accruing interest at year-end 2014 totaled less than $0.1 million, and we had no such loans as of year-end 2013.

Additional detail and information relative to the loan portfolio is incorporated by reference to Management’s Discussion and Analysis of Financial Condition and Results of Operations (“Management’s Discussion and Analysis”) and Note 4 of the Notes to Consolidated Financial Statements in this Annual Report.

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

A migration analysis is completed quarterly to assist us in determining appropriate reserve allocation factors for non-impaired commercial loans. Our migration takes into account various time periods, with most weight placed on the twelve-quarter time frame. We believe the twelve-quarter period represents an appropriate range of economic conditions, and that it provides for an appropriate basis in determining reserve allocation factors given current economic conditions and the general market consensus of economic conditions in the near future.

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

Additional detail regarding the allowance is incorporated by reference to Management’s Discussion and Analysis and Note 4 of the Notes to Consolidated Financial Statements included in this Annual Report.

Investments

Bank Holding Company Investments. The principal investments of our bank holding company are the investments in the common stock of our bank and the common securities of our trusts. Other funds of our bank holding company may be invested from time to time in various debt instruments.

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

Our Bank’s Investments. Our bank may invest its funds in a wide variety of debt instruments and may participate in the federal funds market with other depository institutions. Subject to certain exceptions, our bank is prohibited from investing in equity securities. Among the equity investments permitted for our bank under various conditions and subject in some instances to amount limitations, are shares of a subsidiary insurance agency, mortgage company, real estate company, or Michigan business and industrial development company, such as our insurance company and our real estate company. Under another such exception, in certain circumstances and with prior notice to or approval of the FDIC, our bank could invest up to 10% of its total assets in the equity securities of a subsidiary corporation engaged in the acquisition and development of real property for sale, or the improvement of real property by construction or rehabilitation of residential or commercial units for sale or lease. Our bank has no present plans to make such an investment. Real estate acquired by our bank in satisfaction of or foreclosure upon loans may be held by our bank for specified periods. Our bank is also permitted to invest in such real estate as is necessary for the convenient transaction of its business. Our bank’s Board of Directors may alter the bank’s investment policy without shareholder approval at any time.

Additional detail and information relative to the securities portfolio is incorporated by reference to Management’s Discussion and Analysis and Note 3 of the Notes to Consolidated Financial Statements included in this Annual Report.

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

The results of operations for financial institutions, including our bank, may be materially and adversely affected by changes in prevailing local and national economic conditions, including declines in real estate market values and the related declines in value of our real estate collateral, rapid increases or decreases in interest rates and changes in the monetary and fiscal policies of the federal government. Our profitability is heavily influenced by the spread between the interest rates we earn on loans and investments and the interest rates we pay on deposits and other interest-bearing liabilities. Substantially all of our loans are to businesses and individuals in Western or Central Michigan, and any decline in the economy of these areas could adversely affect us. Like most banking institutions, our net interest spread and margin will be affected by general economic conditions and other factors that influence market interest rates and our ability to respond to changes in these rates. At any given time, our assets and liabilities may be such that they will be affected differently by a given change in interest rates.

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

Our risk management systems may fall short of their intended objectives.

We seek to monitor and control our risk exposure through a risk and control framework encompassing a variety of separate but complementary financial, credit, operational, compliance and legal reporting systems, internal controls, management review processes and other mechanisms. Our risk management process seeks to balance our ability to profit from investing or lending positions with our exposure to potential losses. While we employ a broad and diversified set of risk monitoring and risk mitigation techniques, those techniques and the judgments that accompany their application cannot anticipate every economic and financial outcome or the specifics and timing of such outcomes. Thus, we may, in the course of our activities, incur losses.

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

Our inability to integrate potential future acquisitions successfully could impede us from realizing all of the benefits of the acquisitions, which could weaken our operations.

If we are unable to successfully integrate potential future acquisitions, we could be impeded from realizing all of the benefits of those acquisitions and could weaken our business operations. The integration process may disrupt our business and, if implemented ineffectively, may preclude realization of the full benefits expected by us and could harm our results of operations. In addition, the overall integration of the combining companies may result in unanticipated problems, expenses, liabilities and competitive responses, and may cause our stock price to decline. The difficulties of integrating an acquisition include, among others:

° unanticipated issues in integration of information, communications and other systems;

° unanticipated incompatibility of logistics, marketing and administration methods;

° maintaining employee morale and retaining key employees;

° integrating the business cultures of both companies;

° preserving important strategic client relationships;

° coordinating geographically diverse organizations; and

° consolidating corporate and administrative infrastructures and eliminating duplicative operations.

Finally, even if the operations of an acquisition are integrated successfully, we may not realize the full benefits of the acquisition, including the synergies, cost savings or growth opportunities we expect. These benefits may not be achieved within the anticipated time frame as well.

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

The timing and effect of Federal Reserve Board policy normalization remains uncertain.

In response to the turmoil in the financial services sector and the severe recession in the broader economy that began in 2008, the Federal Reserve Board eased short-term interest rates and implemented a series of emergency programs to furnish liquidity to the financial markets and credit to various participants in those markets, as well as programs of quantitative easing through direct open market purchases of certain Treasury and other securities. In December, 2013, the Federal Reserve Board began a phased reduction in the amount of such securities purchases, and ceased such purchases by the end of October, 2014. In September, 2014, the Federal Reserve Board announced principles it would follow to implement monetary policy normalization, that is, to raise the Federal funds rate and other short-term interest rates to more normal levels and to reduce the Federal Reserve’s securities holdings, so as to promote its statutory mandate of maximum employment and price stability. There can be no assurance as to the actual impact of those policies on the financial markets, the broader economy, or on our business, financial condition, results of operations, access to credit or the trading price of our common stock.

The effect of financial services legislation and regulations remains uncertain.

In response to the financial crisis, on July 21, 2010, President Obama signed the Dodd-Frank Act, the most comprehensive reform of the regulation of the financial services industry since the Great Depression of the 1930’s. Among many other things, the Dodd-Frank Act provides for increased supervision of financial institutions by regulatory agencies, more stringent capital requirements for financial institutions, major changes to deposit insurance assessments by the FDIC, prohibitions on proprietary trading and sponsorship or investment in hedge funds and private equity funds by insured depository institutions, holding companies, and their affiliates, heightened regulation of hedging and derivatives activities, a greater focus on consumer protection issues, in part through the formation of a new Consumer Financial Protection Bureau (“CFPB”) having powers formerly split among different regulatory agencies, extensive changes to the regulation of residential mortgage lending, imposition of limits on interchange transaction and network fees for electronic debit transactions and repeal of the prohibition on payment of interest on demand deposits. Many of the Dodd-Frank Act’s provisions have delayed effective dates, while other provisions require implementing regulations of various federal agencies, some of which have not yet been adopted in final form. There can be no assurance that the Dodd-Frank Act and its implementing regulations will not limit our ability to pursue business opportunities, impose additional costs on us, impact our revenues or the value of our assets, or otherwise adversely affect our business.

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

We are and will continue to be dependent upon the services of our management team, including our executive officers and our other senior managers. The unanticipated loss of our executive officers, or any of our other senior managers, could have an adverse effect on our growth and performance.

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

The Dodd-Frank Act significantly changed the regulation of single-family residential mortgage lending in the United States. Among other things, the law transferred rule-making and enforcement powers from a number of federal agencies to the CFPB, imposed new risk retention and recordkeeping requirements on lenders (such as our bank) that sell single-family residential mortgage loans in the secondary market, required revision of disclosure documents mandated by various federal laws, limited loan originator compensation and expanded recordkeeping and reporting requirements under other federal statutes. Regulations implementing the Dodd-Frank Act adopted in 2013 by the CFPB (i) require lenders to make a reasonable good faith determination of a prospective residential mortgage borrower’s ability to repay based on specific underwriting criteria and define the characteristics of “qualified mortgages” that presumptively satisfy the ability to pay requirement, (ii) impose new requirements on mortgage servicing that address many issues, including periodic billing statements, error resolution, force-placed insurance, payment crediting and payoff, early intervention with delinquent borrowers, and enhanced loss mitigation procedures, (iii) specify new limitations on loan originator compensation, (iv) further restrict certain high-cost mortgage loans, (v) expand mandated loan escrow accounts for certain loans, (vi) revise existing appraisal requirements under the Equal Credit Opportunity Act and require provision of a free copy of all appraisals to applicants for first lien loans, and (vii) combine in a single, new form required loan disclosures under the Truth-in-Lending Act (“TILA”) and the Real Estate Settlement Procedures Act (“RESPA”). Apart from use of the TILA/RESPA combined disclosure form (which becomes effective August 1, 2015), the effective dates of these changes are in 2014. These and other changes required by the Dodd-Frank Act will require substantial modifications to the entire mortgage lending and servicing industry. Their impact may involve changes to our operations and increased compliance costs in making single-family residential mortgage loans.

Minimum capital requirements are scheduled to increase.

The provisions of the Dodd-Frank Act relating to capital to be maintained by financial institutions approach convergence with the standards (generally known as Basel III) adopted in December, 2010 by the Group of Governors and Heads of Supervision, the oversight body of the Basel Committee on Banking Supervision. Among other things, those standards contain a narrower definition of elements qualifying for inclusion as Tier 1 capital and higher minimum risk-based capital levels than those specified in previous U.S. law and regulations. In July, 2013, the U.S. federal bank regulatory agencies adopted regulations to implement the provisions of the Dodd-Frank Act and Basel III for U.S. financial institutions. The new regulations became applicable to us and our bank effective January 1, 2015.

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

Among other things, the new regulations generally require banking organizations to recognize in regulatory capital most components of accumulated other comprehensive income (“AOCI”), including accumulated unrealized gains and losses on available for sale securities. This requirement, which was not imposed under previous risk-based capital regulations, may be avoided by banking organizations, such as us and our bank, that are not Advanced Approaches Entities, by making a one-time, irrevocable election on the first quarterly regulatory report following the date on which the regulations become effective as to them. We intend to make the one-time, irrevocable election regarding the treatment of AOCI by March 31, 2015.

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

Our Articles of Incorporation and By-laws, and the corporate laws of the State of Michigan, include provisions which are designed to provide our Board of Directors with time to consider whether a hostile takeover offer is in our and our shareholders’ best interest. These provisions, however, could discourage potential acquisition proposals and could delay or prevent a change in control. The provisions also could diminish the opportunities for a holder of our common stock to participate in tender offers, including tender offers at a price above the then-current market price for our common stock. These provisions could also prevent transactions in which our shareholders might otherwise receive a premium for their shares over then-current market prices, and may limit the ability of our shareholders to approve transactions that they may deem to be in their best interest.

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

We have received no written comments regarding our periodic or current reports from the staff of the Securities and Exchange Commission that were issued 180 days or more before the end of our 2014 fiscal year and that remain unresolved.

Item 2.	Properties.

Our headquarters is located in our bank’s main office facility in Grand Rapids, Michigan. Our bank operates 53 banking offices throughout Western and Central Michigan, most of which are full-service facilities. We have larger banking facilities in Alma, Holland, Ionia, Kalamazoo, Lansing, Mt. Pleasant and West Branch. The remaining banking offices generally range in size from 1,200 to 3,200 square feet, based on the location and number of employees located at the facility. All but six of the banking offices are owned by our bank, with the remaining facilities rented under various operating lease agreements. In several instances, the banking offices contain more usable space than what is needed for current banking operations. This excess space, totaling approximately 23,500 square feet, is generally leased to unrelated businesses. In addition, certain functions operate out of our standalone facility located in Alma.

We consider our properties and equipment to be well maintained, in good operating condition and capable of accommodating current growth forecasts. However, we may choose to add additional branch locations to expand our presence in current markets and/or in new markets or, alternatively, to consolidate, close or relocate branches if we believe it would be beneficial to our overall performance.

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

Our common stock is traded on the Nasdaq Global Select Market under the symbol “MBWM.” At March 6, 2015, there were 1,663 record holders of our common stock. In addition, we estimate that there were approximately 7,000 beneficial owners of our common stock who own their shares through brokers or banks. The following table shows the high and low sales prices for our common stock as reported by the Nasdaq Global Select Market for the periods indicated and the quarterly and special cash dividends paid by us during those periods.

	High	Low	Dividend

2014
First Quarter	$22.15	$18.82	$0.12
Second Quarter	24.34	18.26	2.12
Third Quarter	23.58	18.40	0.12
Fourth Quarter	22.27	18.69	0.12

2013
First Quarter	$17.29	$16.03	$0.10
Second Quarter	18.00	16.50	0.11
Third Quarter	22.41	17.87	0.12
Fourth Quarter	22.52	19.95	0.12

Holders of our common stock are entitled to receive dividends that the Board of Directors may declare from time to time. We may only pay dividends out of funds that are legally available for that purpose. We are a financial holding company and substantially all of our assets are held by our bank and its subsidiaries. Our ability to pay dividends to our shareholders depends primarily on our bank’s ability to pay dividends to us. Dividend payments and extensions of credit to us from our bank are subject to legal and regulatory limitations, generally based on capital levels and current and retained earnings, imposed by law and regulatory agencies with authority over our bank. The ability of our bank to pay dividends is also subject to its profitability, financial condition, capital expenditures and other cash flow requirements. In addition, under the terms of our subordinated debentures, we would be precluded from paying dividends on our common stock if an event of default has occurred and is continuing under the subordinated debentures, or if we exercised our right to defer payments of interest on the subordinated debentures, until the deferral ended.

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

On January 16, 2014, our Board of Directors declared a cash dividend on our common stock in the amount of $0.12 per share that was paid on March 10, 2014 to shareholders of record as of February 10, 2014. On May 9, 2014, our Board of Directors declared a cash dividend on our common stock in the amount of $0.12 per share that was paid on June 25, 2014 to shareholders of record as of June 13, 2014. On July 17, 2014, our Board of Directors declared a cash dividend on our common stock in the amount of $0.12 per share that was paid on September 24, 2014 to shareholders of record as of September 12, 2014. On October 16, 2014, our Board of Directors declared a cash dividend on our common stock in the amount of $0.12 per share that was paid on December 24, 2014 to shareholders of record as of December 12, 2014. In addition, on May 9, 2014, our Board of Directors declared a special cash dividend on our common stock in the amount of $2.00 per share that was paid on May 29, 2014 to shareholders of record as of May 22, 2014. The special cash dividend, in contemplation of the plan of merger with Firstbank, was paid to Mercantile shareholders prior to the effective date of the merger with Firstbank and before the issuance of Mercantile shares in exchange for Firstbank shares.

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

On January 15, 2015, our Board of Directors declared a cash dividend on our common stock in the amount of $0.14 per share that will be paid on March 25, 2015 to shareholders of record as of March 13, 2015.

Issuer Purchases of Equity Securities

There were no issuer purchases of equity securities during the fourth quarter of 2014. However, on January 30, 2015, we announced that our Board of Directors had authorized a new program to repurchase up to $20.0 million of our common stock from time to time in open market transactions at prevailing market prices or by other means in accordance with applicable regulations. We expect to fund a majority of such repurchases from cash dividends paid to us from our bank.

Shareholder Return Performance Graph

Set forth below is a line graph comparing the yearly percentage change in the cumulative total shareholder return on our common stock (based on the last reported sales price of the respective year) with the cumulative total return of the Nasdaq Composite Index and the SNL Bank Nasdaq Index from December 31, 2009 through December 31, 2014. The following is based on an investment of $100 on December 31, 2009 in our common stock, the Nasdaq Composite Index and the SNL Bank Nasdaq Index, with dividends reinvested where applicable.

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

The Consolidated Financial Statements, the Notes to Consolidated Financial Statements and the Reports of Independent Registered Public Accounting Firm included in this Annual Report are incorporated here by reference.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None

Item 9A.	Controls and Procedures.

As of December 31, 2014, an evaluation was performed under the supervision of and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of December 31, 2014.

There have been no significant changes in our internal control over financial reporting during the quarter ended December 31, 2014, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2014. This evaluation was based on criteria for effective internal control over financial reporting described in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on our evaluation under the COSO framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2014. Refer to page F-36 for management’s report.

Our independent registered public accounting firm has issued an audit report on our internal control over financial reporting which is included in this Annual Report.

Item 9B.	Other Information.

None

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

The information presented under the captions “Election of Directors,” “Executive Officers,” “Section 16(a) Beneficial Ownership Reporting Compliance” and “Corporate Governance – Code of Ethics” in the definitive Proxy Statement of Mercantile for our May 28, 2015 Annual Meeting of Shareholders (the “Proxy Statement”), a copy of which will be filed with the Securities and Exchange Commission before April 30, 2015, is incorporated here by reference.

We have a separately-designated standing audit committee established in accordance with Section 3(a)(58)(A) of the Securities Exchange Act of 1934. The members of the Audit Committee consist of David M. Cassard, Jeff A. Gardner, Edward B. Grant, and Calvin D. Murdock. The Board of Directors has determined that Messrs. Cassard, Grant, and Murdock, members of the Audit Committee, are qualified as audit committee financial experts, as that term is defined in the rules of the Securities and Exchange Commission. Messrs. Cassard, Gardner, Grant, and Murdock are independent, as independence for audit committee members is defined in the Nasdaq listing standards and the rules of the Securities and Exchange Commission.

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

Equity Compensation Plan Information

The following table summarizes information, as of December 31, 2014, relating to compensation plans under which equity securities are authorized for issuance.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders (1)	253,317	$17.15	277,000	(2)

Equity compensation plans not approved by security holders	0	0	0

Total	253,317	$17.15	277,000

(1) These plans are Mercantile’s 2004 Employee Stock Option Plan and the Stock Incentive Plan of 2006. Also, in conjunction with the merger with Firstbank, we issued Mercantile stock options in replacement of all outstanding stock option grants that had been issued to Firstbank employees under the Firstbank Corporation Stock Option and Restricted Stock Plan of 1997 and the Firstbank Corporation Stock Compensation Plan.

(2) These securities are available under the Stock Incentive Plan of 2006. Incentive awards may include, but are not limited to, stock options, restricted stock, stock appreciation rights and stock awards. No further issuances will be made under the Firstbank Corporation Stock Option and Restricted Stock Plan of 1997 or the Firstbank Corporation Stock Compensation Plan.

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

Reports of Independent Registered Public Accounting Firm dated March 10, 2015 – BDO USA, LLP

Consolidated Balance Sheets --- December 31, 2014 and 2013

Consolidated Statements of Income for each of the three years in the period ended December 31, 2014

Consolidated Statements of Comprehensive Income for each of the three years in the period ended December 31, 2014

Consolidated Statements of Changes in Shareholders’ Equity for each of the three years in the period ended December 31, 2014

Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 2014

Notes to Consolidated Financial Statements

The Consolidated Financial Statements, the Notes to the Consolidated Financial Statements, and the Reports of Independent Registered Public Accounting Firm listed above are incorporated by reference in Item 8 of this report.

(2)	Financial Statement Schedules

Not applicable

(b)     Exhibits:

Exhibit No.	EXHIBIT DESCRIPTION

2.1	Agreement and Plan of Merger dated August 14, 2013, incorporated by reference to exhibit 2.1 to our Current Report on Form 8-K filed August 15, 2013

2.2	First Amendment to Merger Agreement dated February 20, 2014, incorporated by reference to exhibit 10.1 to our Current Report on Form 8-K filed February 21, 2014

3.1	Our Articles of Incorporation are incorporated by reference to exhibit 3.1 of our Form 10-Q for the quarter ended June 30, 2009

3.2	Our Amended and Restated By-laws dated as of February 26, 2014 are incorporated by reference to exhibit 3.1 to our Current Report on Form 8-K filed February 26, 2015

4.1

Instruments defining the Rights of Security Holders – reference is made to Exhibits 3.1 and 3.2. In accordance with Regulation S-K Item 601(b)(4), Mercantile Bank Corporation is not filing copies of instruments defining the rights of holders of long-term debt because none of those instruments authorizes debt in excess of 10% of the total assets of Mercantile Bank Corporation and its subsidiaries on a consolidated basis. Mercantile Bank Corporation hereby agrees to furnish a copy of any such instrument to the Securities and Exchange Commission upon request.

Exhibit No.	EXHIBIT DESCRIPTION

10.1	Our 2004 Employee Stock Option Plan is incorporated by reference to exhibit 10.1 of our Form 10-Q for the quarter ended September 30, 2004 *

10.2

Form of Mercantile Bank of Michigan Split Dollar Agreement that has been entered into between our bank and each of Michael H. Price, Robert B. Kaminski, Jr., Charles E. Christmas, and certain other officers of our bank is incorporated by reference to exhibit 10.33 of our Form 10-K for the year ended December 31, 2005 *

10.3	Amendment and Restatement of Stock Incentive Plan of 2006 dated November 18, 2008 is incorporated by reference to exhibit 10.39 of our Form 10-K for the year ended December 31, 2008 *

10.4

Form of Notice of Grant of Incentive Stock Option and Stock Option Agreement for incentive stock options granted after 2006 under our Stock Incentive Plan of 2006 is incorporated by reference to exhibit 10.41 of our Form 10-K for the year ended December 31, 2007 *

10.5

Form of Restricted Stock Award Agreement Notification of Award and Terms and Conditions of Award for restricted stock granted after 2006 under our Stock Incentive Plan of 2006 is incorporated by reference to exhibit 10.43 of our Form 10-K for the year ended December 31, 2007 *

10.6	Mercantile Bank Corporation Employee Stock Purchase Plan of 2014 is incorporated by reference to exhibit 4(b) of our Registration Statement on Form S-8 that became effective on June 27, 2014

10.7	Employment Agreement with Thomas Sullivan dated August 14, 2013, incorporated by reference to exhibit 10.2 of our Form 8-K filed August 15, 2013 *

10.8	Employment Agreement with Samuel Stone dated August 14, 2013, incorporated by reference to exhibit 10.3 of our Form 8-K filed August 15, 2013 *

10.9	2014 Mercantile Executive Officer Bonus Plan for the First Six Months of 2014, as amended by First Amendment, incorporated by reference to exhibit 10.1 of our Form 8-K filed May 22, 2014 *

10.10	Mercantile Executive Officer Bonus Plan for July – December 2014, incorporated by reference to exhibit 10.1 of our Form 8-K filed August 21, 2014 *

10.11

Credit Agreement and Form of Term Note between Mercantile Bank Corporation and U.S. Bank National Association dated as of May 21, 2014, incorporated by reference to exhibit 10.1 of our Form 8-K filed May 28, 2014

10.12	Employment Agreement dated as of November 13, 2014, effective as of December 31, 2014, among the company, our bank and Michael H. Price *

10.13	Employment Agreement dated as of November 13, 2014, effective as of December 31, 2014, among the company, our bank and Robert B. Kaminski, Jr *

10.14	Employment Agreement dated as of November 13, 2014, effective as of December 31, 2014, among the company, our bank and Charles E. Christmas *

Exhibit No.	EXHIBIT DESCRIPTION

10.15	Mercantile Bank of Michigan Amended and Restated Deferred Compensation Plan dated as of November 13, 2014, effective on January 1, 2015 *

10.16	Director Fee Summary *

21	Subsidiaries of the company

23	Consent of BDO USA, LLP

31	Rule 13a-14(a) Certifications

32.1	Section 1350 Chief Executive Officer Certification

32.2	Section 1350 Chief Financial Officer Certification

101

The following information from Mercantile’s Annual Report on Form 10-K for the year ended December 31, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Shareholders’ Equity, (v) the Consolidated Statements of Cash Flows, and (vi) the Notes to Consolidated Financial Statements

* Management contract or compensatory plan.

(c)	Financial Statements Not Included In Annual Report

Not applicable

MERCANTILE BANK CORPORATION

FINANCIAL INFORMATION

December 31, 2014 and 2013

MERCANTILE BANK CORPORATION

FINANCIAL INFORMATION

December 31, 2014 and 2013

SELECTED FINANCIAL DATA

	2014 (*)	2013	2012	2011	2010
	(Dollars in thousands except per share data)
Consolidated Results of Operations:

Interest income	$89,118	$58,242	$59,917	$71,069	$88,143
Interest expense	11,340	10,786	13,216	19,832	31,794
Net interest income	77,778	47,456	46,701	51,237	56,349
Provision for loan losses	(3,000)	(7,200)	(3,100)	6,900	31,800
Noninterest income	10,028	6,872	7,994	7,282	9,244
Noninterest expense	65,610	36,403	39,624	41,495	47,156
Income (loss) before income tax expense (benefit)	25,196	25,125	18,171	10,124	(13,363)
Income tax expense (benefit)	7,865	8,092	5,636	(27,361)	(47)
Net income (loss)	17,331	17,033	12,535	37,485	(13,316)
Preferred stock dividends and accretion	0	0	1,030	1,343	1,295
Net income (loss) attributable to common shares	$17,331	$17,033	$11,505	$36,142	$(14,611)

Consolidated Balance Sheet Data:

Total assets	$2,893,379	$1,426,966	$1,422,926	$1,433,229	$1,632,421
Cash and cash equivalents	172,738	146,965	136,003	76,372	64,198
Securities	446,611	143,139	150,275	184,953	235,175
Loans	2,089,277	1,053,243	1,041,189	1,072,422	1,262,630
Allowance for loan losses	20,041	22,821	28,677	36,532	45,368
Bank owned life insurance	57,861	51,377	50,048	48,520	46,743

Deposits	2,276,915	1,118,911	1,135,204	1,112,075	1,273,832
Securities sold under agreements to repurchase	167,569	69,305	64,765	72,569	116,979
Federal Home Loan Bank advances	54,022	45,000	35,000	45,000	65,000
Subordinated debentures	54,472	32,990	32,990	32,990	32,990
Shareholders’ equity	328,138	153,325	146,590	164,999	125,936

Consolidated Financial Ratios:

Return on average assets	0.76%	1.22%	0.82%	2.36%	(0.80%)
Return on average shareholders’ equity	6.91%	11.36%	7.51%	27.28%	(10.62%)
Average shareholders’ equity to average assets	11.05%	10.77%	10.90%	8.66%	7.56%

Nonperforming loans to total loans	1.41%	0.64%	1.82%	4.20%	5.50%
Allowance for loan losses to total originated loans	1.55%	2.17%	2.75%	3.41%	3.59%

Tier 1 leverage capital	11.15%	12.53%	11.31%	12.09%	9.09%
Tier 1 leverage risk-based capital	13.57%	14.65%	13.37%	14.19%	11.17%
Total risk-based capital	14.43%	15.91%	14.63%	15.46%	12.45%

Per Common Share Data:

Net income (loss):
Basic	$1.28	$1.96	$1.33	$4.20	$(1.72)
Diluted	1.28	1.95	1.30	4.07	(1.72)

Tangible book value per share at end of period	15.49	17.54	16.84	16.73	12.20
Dividends declared	2.48	0.45	0.09	0.00	0.01
Dividend payout ratio	141.16%	22.83%	6.73%	NA	NA

(*) – Includes the merger with Firstbank effective June 1, 2014. See Note 2 to the Consolidated Financial Statements for additional information.

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

Future Factors include, among others, changes in interest rates and interest rate relationships; demand for products and services; the degree of competition by traditional and non-traditional competitors; future impacts of the Firstbank merger; changes in banking regulation or actions by bank regulators; changes in tax laws; changes in prices, levies, and assessments; impact of technological advances; governmental and regulatory policy changes; outcomes of contingencies; trends in customer behavior as well as their ability to repay loans; changes in local real estate values; changes in the national and local economies; and other risk factors described in Item 1A of this Annual Report. These are representative of the Future Factors that could cause a difference between an ultimate actual outcome and a forward-looking statement.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“Management’s Discussion and Analysis”) is based on Mercantile Bank Corporation’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses, and actual results could differ from those estimates. We have reviewed the analyses with the Audit Committee of our Board of Directors.

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

We complete a migration analysis each quarter to assist us in determining appropriate reserve allocation factors for non-impaired commercial loans. Our migration takes into account various time periods, with most weight placed on the twelve-quarter time frame. We believe the twelve-quarter period represents an appropriate range of economic conditions, and that it provides for an appropriate basis in determining reserve allocation factors given current economic conditions and the general market consensus of economic conditions in the near future.

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

Securities and Other Financial Instruments: Securities available for sale consist of bonds and notes which might be sold prior to maturity due to changes in interest rates, prepayment risks, yield and availability of alternative investments, liquidity needs and other factors. Securities classified as available for sale are reported at their fair value. Declines in the fair value of securities below their cost that are other than temporary are reflected as realized losses. In estimating other than temporary losses, we consider: (1) the length of time and extent that fair value has been less than carrying value; (2) the financial condition and near term prospects of the issuer; and (3) our ability and intent to hold the security for a period of time sufficient to allow for any anticipated recovery in fair value. Fair values for securities available for sale are generally obtained from outside sources and applied to individual securities within the portfolio. The difference between the amortized cost and the current fair value of securities is recorded as a valuation adjustment and reported in other comprehensive income.

Mortgage Servicing Rights: Mortgage servicing rights are recognized as assets based on the allocated fair value of retained servicing rights on mortgage loans sold. Servicing rights are carried at the lower of amortized cost or fair value and are expensed in proportion to, and over the period of, estimated net servicing income. We utilize a discounted cash flow model to determine the value of our servicing rights. The valuation model utilizes mortgage loan prepayment speeds, the remaining life of the mortgage loan pool, delinquency rates, our cost to service the mortgage loans and other factors to determine the cash flow that we will receive from servicing each grouping of mortgage loans. These cash flows are then discounted based on current interest rate assumptions to arrive at the fair value of the right to service those mortgage loans. Impairment is evaluated quarterly based on the fair value of the mortgage servicing rights, using groupings of the underlying mortgage loans classified by interest rates. Any impairment of a grouping is reported as a valuation allowance.

Goodwill: Generally accepted principles require us to determine the fair value of all of the assets and liabilities of an acquired entity, and record their fair value on the date of acquisition. We employ a variety of means in determination of the fair value, including the use of discounted cash flow analysis, market comparisons and projected revenue streams. For certain items that we believe we have the appropriate expertise to determine the fair value, we may choose to use our own calculation of the value. In other cases, where the value is not easily determined, we consult with outside parties to determine the fair value of the asset or liability. Once valuations have been adjusted, the net difference between the price paid for the acquired company and the fair value of its balance sheet is recorded as goodwill.

Goodwill is assessed at least annually for impairment and any such impairment is recognized in the period identified. A more frequent assessment is performed should events or changes in circumstances indicate the carrying value of the goodwill may not be recoverable. We may elect to perform a qualitative assessment for the annual impairment test. If the qualitative assessment indicates it is more likely than not that the fair value of a reporting unit is less than its carrying amount, or if we elect not to perform a qualitative assessment, then we would be required to perform a quantitative test for goodwill impairment. The quantitative test is a two-step process consisting of comparing the carrying value of the reporting unit to an estimate of its fair value. If the estimated fair value of the reporting unit is less than the carrying value, goodwill is impaired and is written down to its estimated fair value. In 2014, we elected to perform a qualitative assessment for our annual impairment test and concluded our fair value was greater than its carrying amount; therefore, no further testing was required.

INTRODUCTION

This Management’s Discussion and Analysis should be read in conjunction with the consolidated financial statements contained in this Annual Report. This discussion provides information about the consolidated financial condition and results of operations of Mercantile Bank Corporation and its consolidated subsidiary, Mercantile Bank of Michigan (“our bank”), and of Mercantile Bank Real Estate Co., L.L.C. (“our real estate company”) and Mercantile Insurance Center, Inc. (“our insurance company”), subsidiaries of our bank. Unless the text clearly suggests otherwise, references to “us,” “we,” “our,” or “the company” include Mercantile Bank Corporation and its wholly-owned subsidiaries referred to above.

On December 12, 2013, our shareholders and the shareholders of Firstbank Corporation (“Firstbank”) overwhelmingly voted to approve an Agreement and Plan of Merger providing for the merger of Mercantile and Firstbank. The merger was consummated effective June 1, 2014. For additional information, see “Item 1 - Business – Firstbank Corporation Merger” and Note 2- Business Combination in this Annual Report.

FINANCIAL OVERVIEW

We reported net income of $17.3 million, or $1.28 per diluted share, for 2014, compared to $17.0 million, or $1.95 per diluted share, for 2013. Our 2014 earnings results were significantly impacted by the Firstbank merger. In addition to our results reflecting seven months of operations as a combined organization, we recorded relatively large merger-related costs during the year. Merger-related costs totaled $5.4 million during 2014, equating to $3.8 million, or $0.28 per diluted share, on an after-tax basis. Merger-related costs totaled $1.2 million during 2013, equating to $1.1 million, or $0.13 per diluted share, on an after-tax basis. We do not expect to record any further significant costs related to the Firstbank merger in future periods. Our projected annual cost savings as disclosed at the time the merger was announced were $5.5 million, or approximately $1.4 million quarterly. Our fourth quarter 2014 results included realizing a vast majority of this target. We expect to realize the full amount of this target in the first quarter of 2015 and subsequent quarters.

The overall quality of our loan portfolio remains strong, which when combined with recoveries of prior loan charge-offs and the eliminations of and reductions in specific reserves, have produced a positive impact on our allowance calculations and allowed us to make no or negative provisions in eight consecutive quarters and in eleven of the last twelve quarters. In addition, we have recorded a net loan recovery during seven out of the last twelve quarters. We continue our collection efforts on charged-off loans, and expect to record recoveries in future periods; however, given the nature of these efforts, it is not practical to forecast the dollar amount and timing of the recoveries. The level of problem asset administration costs has declined substantially over the past several years, reflecting our improved asset quality.

New term loan originations totaled approximately $258 million during 2014. We also experienced net increases in commercial lines of credit, in large part reflecting lines that are part of new commercial lending relationships established during recent quarterly periods. The new loan pipeline remains strong, and at year-end 2014 we had over $150 million in unfunded loan commitments on commercial construction and development loans that are in the construction phase. We believe our loan portfolio is well diversified post-merger, with commercial real estate non-owner occupied loans comprising 27%, commercial and industrial loans equaling 26%, commercial real estate owner occupied loans comprising 21% and residential mortgage and consumer loans aggregating 18% of total loans as of December 31, 2014. As a percent of total commercial loans, commercial and industrial loans and commercial real estate owner occupied loans combined equaled 57% at year-end 2014.

The merger with Firstbank also had a significant impact on our funding structure, resulting in a well diversified funding mix and an approximate 20 basis point reduction in our cost of funds as a percent of average earning assets. As of December 31, 2014, noninterest-bearing checking accounts comprised 22% of total funds, interest-bearing checking and sweep accounts combined for 23%, savings deposits and money market deposit accounts aggregated to 23% and local time deposits accounted for 23%. Wholesale funds, comprised of brokered deposits and Federal Home Loan Bank (“FHLB”) advances, represented 9% of total funds.

FINANCIAL CONDITION

Primarily reflecting the merger with Firstbank, our total assets increased $1.47 billion during 2014, and totaled $2.89 billion as of December 31, 2014. Total loans increased $1.04 billion, securities available for sale were up $302 million and cash and cash equivalents increased $25.8 million. Total deposits increased $1.16 billion and securities sold under agreements to repurchase (“sweep accounts”) were up $98.3 million during 2014.

Earning Assets

Average earning assets equaled 92.0% of average total assets during 2014, compared to 92.3% during 2013. The loan portfolio continued to comprise a majority of earning assets, followed by securities, federal funds sold and interest-bearing deposits. Average total loans equaled 79.1% of average earning assets in 2014, while average securities, federal funds sold and interest-bearing deposits equaled a combined 20.9%. We expect the percentage of average assets comprised of average earning assets to remain relatively unchanged in future periods in comparison to 2014 levels; however, we also expect the loan component of earning assets to increase over the next couple of years as a sizable portion of our anticipated net loan growth is funded from monies from our excess interest-bearing deposit balances and from maturities and calls of U.S. Agency and municipal bonds and paydowns on mortgage-backed securities.

Our loan portfolio has historically been primarily comprised of commercial loans, although less so now following the merger with Firstbank. Commercial loans increased $729 million during 2014, and at December 31, 2014 totaled $1.72 billion, or 82.1% of the loan portfolio. As of December 31, 2013, the commercial loan portfolio comprised 93.7% of total loans. Commercial and industrial loans were up $264 million, non-owner occupied commercial real estate (“CRE”) loans increased $196 million, owner occupied CRE loans increased $169 million, multi-family and residential rental loans increased $85.1 million and vacant land, land development and residential construction loans were up $15.2 million. As a percent of total commercial loans, commercial and industrial loans and commercial real estate owner occupied loans combined equaled 57.2% as of December 31, 2014.

We have significantly enhanced our commercial loan calling efforts over the past few years. We are very pleased with the approximately $664 million in new commercial term loan fundings over the past three years, and our current commercial loan pipeline reports indicate continued strong commercial loan funding opportunities in future periods. Also, as of December 31, 2014, availability on existing construction and development loans totaled over $150 million, with most of those commitments expected to be drawn during 2015. Further, we have made additional lending commitments totaling about $110 million, a majority of which we expect to be accepted and funded over the next 12 to 18 months. Our commercial loan officers also report substantial additional opportunities they are currently discussing with existing borrowers and potential new customers.

We continue to experience commercial loan principal paydowns and payoffs. While a portion of the principal paydowns and payoffs received thus far have been welcomed, such as on stressed lending relationships, we have also experienced significant instances where well-performing relationships have been refinanced at other financial institutions and other situations where the borrower has sold the underlying asset, paying off the loan. In many of those cases where the loans have been refinanced elsewhere, we believed the terms and conditions of the new lending arrangements were too aggressive, generally reflecting the very competitive banking environment in our markets. We remain committed to prudent underwriting standards that provide for an appropriate yield and risk relationship. In addition, we continue to receive accelerated principal paydowns from certain borrowers who have elevated deposit balances generally resulting from profitable operations and an apparent unwillingness to expand their business and /or replace equipment due to economic- and tax-related uncertainties. Usage of existing commercial lines of credit has remained relatively steady.

Reflecting the merger with Firstbank, one-to-four family mortgage loans increased $183 million and other consumer-related loans were up $124 million during 2014, and at December 31, 2014 totaled a combined $374 million, or 17.9% of the loan portfolio. One-to-four family mortgage loans and other consumer-related loans equated to 6.3% of total loans as of December 31, 2013.

The following table summarizes our loan portfolio:

	12/31/14	12/31/13	12/31/12	12/31/11	12/31/10
Commercial:
Commercial & Industrial	$550,629,000	$286,373,000	$285,322,000	$266,548,000	$288,515,000
Land Development & Construction	51,977,000	36,741,000	48,099,000	63,467,000	83,786,000
Owner Occupied
Commercial RE	430,406,000	261,877,000	259,277,000	264,426,000	277,377,000
Non-Owner Occupied
Commercial RE	559,594,000	364,066,000	324,886,000	334,165,000	449,104,000
Multi-Family & Residential Rental	122,772,000	37,639,000	50,922,000	68,299,000	77,188,000
Total Commercial	1,715,378,000	986,696,000	968,506,000	996,905,000	1,175,970,000

Retail:
1-4 Family Mortgages	214,695,000	31,467,000	33,766,000	33,181,000	35,474,000
Home Equity & Other Consumer Loans	159,204,000	35,080,000	38,917,000	42,336,000	51,186,000
Total Retail	373,899,000	66,547,000	72,683,000	75,517,000	86,660,000

Total	$2,089,277,000	$1,053,243,000	$1,041,189,000	$1,072,422,000	$1,262,630,000

The following table presents total loans outstanding as of December 31, 2014, according to scheduled repayments of principal on fixed rate loans and repricing frequency on variable rate loans. Floating rate loans that are currently at interest rate floors, comprising a majority of our floating rate commercial loans, are treated as fixed rate loans and are reflected using maturity date and not repricing frequency.

	Less Than	One Through	More Than
	One Year	Five Years	Five Years	Total

Construction and land development	$49,317,000	$75,778,000	$22,818,000	$147,913,000
Real estate - residential properties	57,591,000	140,054,000	155,795,000	353,440,000
Real estate - multi-family properties	2,740,000	30,494,000	30,491,000	63,725,000
Real estate - commercial properties	192,177,000	668,671,000	89,950,000	950,798,000
Commercial and industrial	293,264,000	191,675,000	28,246,000	513,185,000
Consumer	4,372,000	43,663,000	12,181,000	60,216,000
Total loans	$599,461,000	$1,150,335,000	$339,481,000	$2,089,277,000

Fixed rate loans	$329,023,000	$1,133,206,000	$332,789,000	$1,795,018,000
Floating rate loans	270,438,000	17,129,000	6,692,000	294,259,000
Total loans	$599,461,000	$1,150,335,000	$339,481,000	$2,089,277,000

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

Nonperforming assets, comprised of nonaccrual loans, loans past due 90 days or more and accruing interest and foreclosed properties, totaled $31.4 million (1.1% of total assets) as of December 31, 2014, compared to $9.6 million (0.7% of total assets) at December 31, 2013. The volume of nonperforming assets has generally been on a declining trend since the peak of $118 million on March 31, 2010. Reductions in nonperforming assets over the past couple of years primarily reflect principal payments on nonaccrual loans and sales proceeds on foreclosed properties. After placing less than $2.0 million of loans into nonaccrual status during 2013, that level increased to $25.9 million during 2014; however, over 85% of that figure is related to one commercial loan relationship that was placed into nonaccrual status in late 2014. We are working closely with the owners to address the identified financial and operating weaknesses. Notwithstanding this one relatively large loan relationship, we are pleased with the overall quality of the loan portfolio.

The following tables provide a breakdown of nonperforming assets by property type:

NONPERFORMING LOANS

	12/31/14	12/31/13	12/31/12	12/31/11	12/31/10
Residential Real Estate:
Land Development	$84,000	$40,000	$1,188,000	$1,179,000	$11,775,000
Construction	0	0	319,000	686,000	1,037,000
Owner Occupied / Rental	4,229,000	4,219,000	4,321,000	6,018,000	9,149,000
	4,313,000	4,259,000	5,828,000	7,883,000	21,961,000

Commercial Real Estate:
Land Development	209,000	389,000	737,000	1,661,000	2,044,000
Construction	0	0	0	409,000	0
Owner Occupied	18,089,000	885,000	2,577,000	8,133,000	11,629,000
Non-Owner Occupied	378,000	169,000	9,093,000	23,914,000	25,428,000
	18,676,000	1,443,000	12,407,000	34,117,000	39,101,000

Non-Real Estate:
Commercial Assets	6,401,000	1,016,000	734,000	3,060,000	8,221,000
Consumer Assets	42,000	0	1,000	14,000	161,000
	6,443,000	1,016,000	735,000	3,074,000	8,382,000

Total	$29,432,000	$6,718,000	$18,970,000	$45,074,000	$69,444,000

OTHER REAL ESTATE OWNED & REPOSSESSED ASSETS

	12/31/14	12/31/13	12/31/12	12/31/11	12/31/10
Residential Real Estate:
Land Development	$329,000	$427,000	$1,174,000	$4,300,000	$2,772,000
Construction	0	22,000	157,000	711,000	1,296,000
Owner Occupied / Rental	722,000	207,000	491,000	1,120,000	305,000
	1,051,000	656,000	1,822,000	6,131,000	4,373,000

Commercial Real Estate:
Land Development	0	92,000	52,000	450,000	410,000
Construction	0	0	0	0	0
Owner Occupied	247,000	164,000	957,000	2,509,000	3,111,000
Non-Owner Occupied	697,000	1,939,000	4,139,000	6,192,000	8,781,000
	944,000	2,195,000	5,148,000	9,151,000	12,302,000

Non-Real Estate:
Commercial Assets	0	0	0	0	0
Consumer Assets	0	0	0	0	0
	0	0	0	0	0

Total	$1,995,000	$2,851,000	$6,970,000	$15,282,000	$16,675,000

The following tables provide a reconciliation of nonperforming assets:

NONPERFORMING LOANS RECONCILIATION

	2014	2013	2012	2011	2010

Beginning balance	$6,718,000	$18,970,000	$45,074,000	$69,444,000	$85,050,000
Additions, net of transfers to ORE	25,870,000	1,726,000	4,998,000	12,750,000	51,503,000
Returns to performing status	(779,000)	0	(774,000)	(766,000)	(11,124,000)
Principal payments	(2,064,000)	(10,934,000)	(25,095,000)	(24,795,000)	(24,213,000)
Loan charge-offs	(313,000)	(3,044,000)	(5,233,000)	(11,559,000)	(31,772,000)

Total	$29,432,000	$6,718,000	$18,970,000	$45,074,000	$69,444,000

OTHER REAL ESTATE OWNED & REPOSSESSED ASSETS RECONCILIATION

	2014	2013	2012	2011	2010

Beginning balance	$2,851,000	$6,970,000	$15,282,000	$16,675,000	$26,608,000
Additions	2,593,000	2,181,000	11,808,000	11,504,000	9,159,000
Sale proceeds	(3,183,000)	(5,585,000)	(16,916,000)	(10,340,000)	(13,969,000)
Valuation write-downs	(266,000)	(715,000)	(3,204,000)	(2,557,000)	(5,123,000)

Total	$1,995,000	$2,851,000	$6,970,000	$15,282,000	$16,675,000

The level of net loan charge-offs continued to improve during 2014, primarily reflecting a decline in nonperforming loans, an improvement in the overall quality of the loan portfolio and significant recoveries of prior period charge-offs. During 2014, we recorded loan charge-offs totaling $1.5 million and recoveries of prior period loan charge-offs aggregating $1.7 million, thereby providing for a net loan recovery of $0.2 million.

The following table summarizes changes in the allowance for originated loan losses for the past five years:

	2014	2013	2012	2011	2010

Originated loans outstanding at year-end	$1,246,116,000	$1,053,243,000	$1,041,189,000	$1,072,422,000	$1,262,630,000

Daily average balance of originated loans outstanding during the year	$1,141,682,000	$1,050,961,000	$1,049,315,000	$1,148,671,000	$1,412,555,000

Balance of allowance for originated loans at beginning of year	$22,821,000	$28,677,000	$36,532,000	$45,368,000	$47,878,000

Originated loans charged-off:
Commercial, financial and agricultural	(840,000)	(3,596,000)	(11,311,000)	(12,373,000)	(25,539,000)
Construction and land development	(36,000)	(822,000)	(348,000)	(2,919,000)	(9,273,000)
Residential real estate	(484,000)	(862,000)	(938,000)	(4,422,000)	(2,242,000)
Instalment loans to individuals	(70,000)	(10,000)	(46,000)	(183,000)	(74,000)
Total charge-offs	(1,430,000)	(5,290,000)	(12,643,000)	(19,897,000)	(37,128,000)

Recoveries of previously charged-off originated loans:
Commercial, financial and agricultural	1,117,000	4,795,000	7,076,000	3,186,000	1,637,000
Construction and land development	180,000	897,000	285,000	441,000	995,000
Residential real estate	404,000	933,000	469,000	513,000	178,000
Instalment loans to individuals	0	9,000	58,000	21,000	8,000
Total recoveries	1,701,000	6,634,000	7,888,000	4,161,000	2,818,000

Net loan (charge-offs) recoveries	271,000	1,344,000	(4,755,000)	(15,736,000)	(34,310,000)

Provision for loan losses for originated loans	(3,793,000)	(7,200,000)	(3,100,000)	6,900,000	31,800,000

Balance of allowance for originated loans at end of year	$19,299,000	$22,821,000	$28,677,000	$36,532,000	$45,368,000

Ratio of net loan (charge-offs) recoveries to average loans outstanding during the year	0.02%	0.13%	(0.45% )	(1.37% )	(2.43% )

Ratio of allowance to originated loans outstanding at year-end	1.55%	2.17%	2.75%	3.41%	3.59%

The following table illustrates the breakdown of the allowance balance by loan type (dollars in thousands) and of the total originated loan portfolio (in percentages):

	12/31/2014		12/31/2013		12/31/2012		12/31/2011		12/31/2010
		Loan		Loan		Loan		Loan		Loan
	Amount	Portfolio	Amount	Portfolio	Amount	Portfolio	Amount	Portfolio	Amount	Portfolio
Commercial, financial and agricultural	$16,112	82.8%	$17,786	84.0%	$22,646	85.3%	$28,913	83.3%	$32,645	81.5%
Construction and land development	1,012	8.8	1,858	8.9	2,246	6.2	3,484	7.5	7,019	9.3
Residential real estate	1,974	7.2	3,027	6.8	3,646	8.1	3,895	8.8	5,495	8.8
Instalment loans to individuals	125	1.2	68	0.3	139	0.4	158	0.4	172	0.4
Unallocated	76	0.0	0	0.0	0	0.0	82	0.0	37	0.0
Total	$19,299	100.0%	$22,821	100.0%	$28,677	100.0%	$36,532	100.0%	$45,368	100.0%

The following table depicts the ratio of our allowance to nonperforming loans:

	12/31/14	12/31/13	12/31/12	12/31/11	12/31/10

Ratio of allowance to nonperforming loans	68.09%	339.70%	151.17%	81.05%	65.33%

The ratio of our allowance to nonperforming loans had been on an increasing trend during the period of 2010 through 2013, generally reflecting total nonperforming loans declining at a faster rate than the balance of the allowance, as well as certain higher-balance commercial loan relationships being categorized as troubled debt restructurings resulting in higher specific reserve allocations. The decline during 2014 primarily reflects the aforementioned one commercial loan relationship that was placed into nonaccrual status during the fourth quarter of 2014.

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

A migration analysis is completed quarterly to assist us in determining appropriate reserve allocation factors for non-impaired commercial loans. Our migration takes into account various time periods, with most weight placed on the twelve-quarter time frame. We believe the twelve-quarter period represents an appropriate range of economic conditions, and that it provides for an appropriate basis in determining reserve allocation factors given current economic conditions and the general market consensus of economic conditions in the near future.

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

The allowance for originated loans equaled $19.3 million as of December 31, 2014, or 1.5% of total originated loans outstanding, compared to 2.2% as of December 31, 2013. We also had an allowance for acquired loans as of December 31, 2014, totaling $0.7 million. A large portion of the recent decline in the level of the allowance for originated loans reflects the elimination and reduction of specific reserves due to successful collection efforts, while the remainder of the decline is primarily associated with commercial loan upgrades and reductions in most reserve allocation factors on non-impaired commercial loans resulting from the impact of lower net loan charge-offs in recent periods on our migration calculations. The total allowance equaled 68.1% of nonperforming loans as of December 31, 2014, compared to 339.7% as of December 31, 2013. Although this particular measurement had been increasing during the past several years primarily due to total nonperforming loans declining at a faster rate than the balance of the allowance and certain accruing higher-balance commercial loan relationships having been categorized as troubled debt restructurings resulting in higher specific reserve allocations, the aforementioned relatively larger credit relationship that was put into nonaccrual status in late 2014 had a substantial impact on this measurement. This particular credit relationship is collateralized by real estate and equipment.

As of December 31, 2014, the allowance for originated loans was comprised of $9.1 million in general reserves relating to non-impaired loans, $4.4 million in specific reserve allocations relating to nonaccrual loans, and $5.8 million in specific allocations on other loans, primarily accruing loans designated as troubled debt restructurings. Troubled debt restructurings totaled $50.4 million at December 31, 2014, consisting of $26.4 million that are on nonaccrual status and $24.0 million that are on accrual status. The latter, while considered and accounted for as impaired loans in accordance with accounting guidelines, is not included in our nonperforming loan totals. Impaired loans with an aggregate carrying value of $1.3 million as of December 31, 2014 had been subject to previous partial charge-offs aggregating $2.3 million. Those partial charge-offs were recorded as follows: $0.2 million in 2014, $0.3 million in 2013, $1.0 million in 2012, $0.6 million in 2011 and $0.2 million in 2010. As of December 31, 2014, specific reserves allocated to impaired loans that had been subject to a previous partial charge-off totaled less than $0.1 million.

The following table provides a breakdown of our loans categorized as troubled debt restructurings:

	12/31/14	12/31/13	12/31/12	12/31/11	12/31/10

Performing	$24,001,000	$30,247,000	$38,148,000	$26,155,000	$12,263,000
Nonperforming	26,433,000	4,645,000	12,612,000	14,508,000	19,050,000

Total	$50,434,000	$34,892,000	$50,760,000	$40,663,000	$31,313,000

Although we believe the allowance is adequate to absorb losses as they arise, there can be no assurance that we will not sustain losses in any given period that could be substantial in relation to, or greater than, the size of the allowance.

In large part reflecting the merger with Firstbank, securities increased $302 million during 2014, totaling $433 million as of December 31, 2014. The securities portfolio equaled 15.5% of average earning assets during 2014. Purchases during 2014, generally consisting of U.S. Government agency and municipal bonds, totaled $19.9 million. Proceeds from matured and called U.S. Government agency and municipal bonds during 2014 totaled $40.0 million and $18.0 million, respectively, with another $17.7 million from principal paydowns on mortgage-backed securities. At December 31, 2014, the securities portfolio was primarily comprised of U.S. Government agency bonds (45%), municipal bonds (33%) and U.S. Government agency issued or guaranteed mortgage-backed securities (22%). All of our securities are currently designated as available for sale, and therefore are stated at fair value. The fair value of securities designated as available for sale at December 31, 2014 totaled $433 million, including a net unrealized gain of $0.3 million. We maintain the securities portfolio at levels to provide adequate pledging and secondary liquidity for our daily operations. In addition, the securities portfolio serves a primary interest rate risk management function.

The following table reflects the composition of the securities portfolio:

	12/31/14		12/31/13		12/31/12
	Carrying		Carrying		Carrying
	Value	Percent	Value	Percent	Value	Percent

U.S. Government agency debt obligations	$193,468,000	44.7%	$98,477,000	75.1%	$79,098,000	57.2%

Mortgage-backed securities	93,561,000	21.6	13,558,000	10.3	21,996,000	15.9

Municipal general obligations	133,082,000	30.8	16,872,000	12.9	22,743,000	16.5

Municipal revenue bonds	10,873,000	2.5	916,000	0.7	1,817,000	1.3

Other investments	1,928,000	0.4	1,355,000	1.0	12,660,000	9.1

Totals	$432,912,000	100.0%	$131,178,000	100.0%	$138,314,000	100.0%

FHLB of Indianapolis (“FHLBI”) stock totaled $13.7 million as of December 31, 2014, an increase of $1.7 million during 2014. During 2014, our FHLBI stock investment increased $7.2 million as a result of the merger with Firstbank, but then declined in late 2014 by $5.5 million reflecting the impact of an involuntary excess stock repurchase program by the FHLBI. We continue to receive regular quarterly cash dividends, and we expect a cash dividend will continue in future quarterly periods.

Market values on our U.S. Government agency bonds, mortgage-backed securities issued or guaranteed by U.S. Government agencies and municipal bonds are determined on a monthly basis with the assistance of a third party vendor. Evaluated pricing models that vary by type of security and incorporate available market data are utilized. Standard inputs include issuer and type of security, benchmark yields, reported trades, broker/dealer quotes and issuer spreads. The market value of certain non-rated securities issued by relatively small municipalities generally located within our markets is estimated at carrying value. We believe our valuation methodology provides for a reasonable estimation of market value, and that it is consistent with the requirements of accounting guidelines. Reference is made to Note 18 of the Notes to Consolidated Financial Statements for additional information.

The following table shows by class of maturities as of December 31, 2014, the amounts and weighted average yields (on a fully taxable-equivalent basis) of investment securities:

	Carrying	Average
	Value	Yield

Obligations of U.S. Government agencies:
One year or less	$10,960,000	0.31%
Over one through five years	73,105,000	1.08
Over five through ten years	26,365,000	2.31
Over ten years	83,038,000	3.45
	193,468,000	2.25
Obligations of states and political subdivisions:
One year or less	16,702,000	1.00
Over one through five years	74,869,000	1.62
Over five through ten years	43,826,000	3.43
Over ten years	8,558,000	5.49
	143,955,000	2.31

Mortgage-backed securities	93,561,000	1.79
Other investments	1,928,000	2.57

Totals	$432,912,000	2.17%

Federal funds sold, consisting of excess funds sold overnight to correspondent banks, along with investments in interest-bearing deposits at correspondent and other banks, are used to manage daily liquidity needs and interest rate sensitivity. The average balance of these funds equaled 4.5% of average earning assets during 2014, compared to 7.1% during 2013. We anticipate the level of these earning assets to average approximately 2% of average earning assets in future periods, with the year-end 2014 excess over that amount expected to fund net loan growth during the first part of 2015.

Non-Earning Assets

In large part reflecting the merger with Firstbank, cash and due from bank balances increased $26.6 million during 2014, while premises and fixed assets increased $23.9 million. As of December 31, 2014, cash and due from bank balances totaled $43.8 million, and premises and fixed assets totaled $48.8 million. Foreclosed and repossessed assets totaled $2.0 million at December 31, 2014, compared to $2.9 million at December 31, 2013. While we expect further transfers from loans to foreclosed and repossessed assets in future periods reflecting our collection efforts on some impaired lending relationships, we believe the strong quality of our loan portfolio combined with the increased sales activity we have experienced during the past couple of years will continue and limit the overall increase in, and average balance of, this nonperforming asset category.

Source of Funds

Primarily reflecting the merger with Firstbank, total deposits increased $1.16 billion during 2014, totaling $2.28 billion as of December 31, 2014. Out-of-area deposits decreased $37.5 million during 2014, and equaled 7.7% of total deposits at year-end 2014, compared to 19.0% as of December 31, 2013.

Noninterest-bearing checking accounts increased $334 million during 2014. While the growth was primarily due to the merger with Firstbank, noninterest-bearing checking accounts also increased due to deposit account openings as part of new commercial lending relationships. Also primarily reflecting the impact of the Firstbank merger, interest-bearing checking accounts increased $216 million, savings deposits grew $278 million, money market deposit accounts increased $102 million and local time deposits grew $265 million during 2014.

Sweep accounts increased $98.3 million during 2014, totaling $168 million at December 31, 2014. The increase is primarily due to the merger with Firstbank. Our sweep account program entails transferring collected funds from certain business noninterest-bearing checking accounts to overnight interest-bearing repurchase agreements. Such repurchase agreements are not deposit accounts and are not afforded federal deposit insurance. All of our repurchase agreements are accounted for as secured borrowings.

Primarily reflecting the merger with Firstbank, FHLB advances increased $9.0 million during 2014, totaling $54.0 million as of December 31, 2014. The FHLB advances are generally collateralized by a blanket lien on our residential mortgage loan portfolio. Our borrowing line of credit at year-end 2014 totaled $410 million, with availability of $356 million.

Shareholders’ equity increased $175 million during 2014, primarily reflecting the merger with Firstbank. We issued almost 8.1 million shares of common stock, with a value of $173 million, in connection with the Firstbank merger. Net income totaled $17.3 million during 2014. Negatively impacting shareholders’ equity during 2014 were cash dividends on our common stock totaling $24.5 million. In accordance with the plan of merger with Firstbank, we declared and paid a special $2.00 per share cash dividend to Mercantile shareholders prior to the effective date of the merger and before the issuance of Mercantile shares in exchange for Firstbank shares. In addition, we declared and paid a $0.12 per share cash dividend during each of the four quarters during 2014. Positively impacting shareholders’ equity during 2014 was an increase in the net unrealized gain on securities available for sale of $5.6 million.

RESULTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2014 and 2013

Summary

We recorded net income of $17.3 million, or $1.28 per basic and diluted share, for 2014, compared to net income of $17.0 million, or $1.96 per basic share and $1.95 per diluted share, for 2013. The results for 2014 and 2013 were impacted by the merger with Firstbank, which was consummated on June 1, 2014; operating results for 2014 include seven months of operations as a combined organization. After-tax merger-related costs totaled $3.8 million, or $0.28 per basic and diluted share, during 2014 and $1.1 million, or $0.13 per basic and diluted share, during 2013. We do not expect to record any further significant costs related to the Firstbank merger in future periods. Our projected annual cost savings as disclosed at the time the merger was announced were $5.5 million, or approximately $1.4 million quarterly. Our fourth quarter 2014 results included realizing a vast majority of this target. We expect to realize the full amount of this target in the first quarter of 2015 and subsequent quarters.

The improved earnings performance in 2014 compared to 2013 primarily resulted from increased net interest income, which more than offset increased overhead costs. The increased net interest income primarily resulted from the higher level of average earning assets associated with the completion of the merger. Various nonmerger-related costs necessary to operate the combined company, along with a higher level of merger-related costs, resulted in the increase in overhead costs. The continued improvement in the quality of our loan portfolio and associated recoveries of previously charged-off loans, reversals of specific reserves, reduced level of loan-rating downgrades and ongoing loan-rating upgrades produced a positive impact on our loan loss reserve calculations and allowed us to make negative provisions to the loan loss reserve during 2014 and 2013. Increased noninterest income also contributed to the improved earnings performance in 2014; substantially all categories of noninterest income benefitted from the consummation of the merger.

The following table shows some of the key performance and equity ratios for the years ended December 31, 2014 and 2013:

	2014	2013

Return on average assets	0.76%	1.22%
Return on average shareholders’ equity	6.91%	11.36%
Average shareholders’ equity to average assets	11.05%	10.77%

Net Interest Income

Net interest income, the difference between revenue generated from earning assets and the interest cost of funding those assets, is our primary source of earnings. Interest income (adjusted for tax-exempt income) and interest expense totaled $89.6 million and $11.3 million during 2014, respectively, providing for net interest income of $78.3 million. During 2013, interest income and interest expense equaled $58.7 million and $10.8 million, respectively, providing for net interest income of $47.9 million.

In comparing 2014 with 2013, interest income increased 52.6%, interest expense was up 5.1%, and net interest income increased 63.3%. The level of net interest income is primarily a function of asset size, as the weighted average interest rate received on earning assets is greater than the weighted average interest cost of funding sources; however, factors such as types and levels of assets and liabilities, the interest rate environment, interest rate risk, asset quality, liquidity, and customer behavior also impact net interest income as well as the net interest margin.

The $30.4 million increase in net interest income in 2014 compared to 2013 primarily resulted from a higher level of average earning assets. Average earning assets include Firstbank’s assets from the date of acquisition. During 2014, the net interest margin equaled 3.75%, up from 3.73% during 2013. Although our yield on earning assets declined in 2014 compared to 2013 primarily due to decreased yields on average securities and loans, our cost of funds declined at a greater rate, resulting in the improved net interest margin. The declines in the yields on securities and loans reflect the ongoing low interest rate environment, while the cost of funds was positively impacted by the absorption of Firstbank’s lower-costing interest-bearing liability base and the lowering of interest rates on certain non-certificate of deposit accounts in the latter part of the fourth quarter of 2013.

The following table depicts the average balance, interest earned and paid, and weighted average rate of our assets, liabilities and shareholders’ equity during 2014, 2013 and 2012. The subsequent table also depicts the dollar amount of change in interest income and interest expense of interest-earning assets and interest-bearing liabilities, segregated between change due to volume and change due to rate. For tax-exempt investment securities, interest income and yield have been computed on a tax equivalent basis using a marginal tax rate of 35%. As a result, securities interest income was increased by $0.5 million in both 2014 and 2013 and $0.6 million in 2012.

(Dollars in thousands)	Years ended December 31,
	2 0 1 4			2 0 13			2 0 1 2
	Average		Average	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate

Taxable securities	$262,696	$6,417	2.44%	$117,887	$4,134	3.51%	$112,122	$4,383	3.91%
Tax-exempt securities	78,075	2,157	2.76	25,706	1,434	5.58	40,818	2,018	4.94
Total securities	340,771	8,574	2.52	143,593	5,568	3.88	152,940	6,401	4.19

Loans	1,653,605	80,824	4.89	1,050,961	52,924	5.04	1,049,315	53,898	5.14
Interest-bearing deposits	46,161	110	0.24	7,703	21	0.28	10,522	29	0.28
Federal funds sold	48,690	124	0.25	83,468	212	0.25	75,678	192	0.25
Total earning assets	2,089,227	89,632	4.29	1,285,725	58,725	4.57	1,288,455	60,520	4.70

Allowance for loan losses	(21,214)			(26,505)			(31,171)
Cash and due from banks	35,248			17,420			16,217
Other non-earning assets	166,652			115,758			132,105

Total assets	$2,269,913			$1,392,398			$1,405,606

Interest-bearing demand deposits	$323,335	$1,141	0.35%	$204,945	$1,276	0.62%	$205,848	$1,572	0.76%
Savings deposits	223,658	405	0.18	55,214	142	0.26	42,452	118	0.28
Money market accounts	196,723	364	0.19	134,875	366	0.27	148,596	571	0.38
Time deposits	648,102	6,468	1.00	504,672	7,128	1.41	549,535	8,876	1.62
Total interest- bearing deposits	1,391,818	8,378	0.60	899,706	8,912	0.99	946,431	11,137	1.18

Short-term borrowings	105,474	122	0.12	65,939	80	0.12	61,930	157	0.25
Federal Home Loan Bank advances	51,456	636	1.24	39,082	533	1.36	39,809	993	2.49
Other borrowings	51,642	2,204	4.27	34,505	1,261	3.65	34,406	929	2.70
Total interest- bearing liabilities	1,600,390	11,340	0.71	1,039,232	10,786	1.04	1,082,576	13,216	1.22

Demand deposits	407,870			197,621			164,081
Other liabilities	10,774			5,555			5,675
Total liabilities	2,019,034			1,242,408			1,252,332
Average equity	250,879			149,990			153,274
Total liabilities and equity	$2,269,913			$1,392,398			$1,405,606

Net interest income		$78,292			$47,939			$47,304
Rate spread			3.58%			3.53%			3.48%
Net interest margin			3.75%			3.73%			3.67%

	Years ended December 31,
	2014 over 2013			2013 over 2012
	Total	Volume	Rate	Total	Volume	Rate
Increase (decrease) in interest income
Taxable securities	$2,283,000	$3,842,000	$(1,559,000)	$(249,000)	$218,000	$(467,000)
Tax exempt securities	723,000	1,740,000	(1,017,000)	(584,000)	(818,000)	234,000
Loans	27,900,000	29,447,000	(1,547,000)	(974,000)	136,000	(1,110,000)
Interest-bearing deposit balances	89,000	92,000	(3,000)	(8,000)	(8,000)	0
Federal funds sold	(88,000)	(88,000)	0	20,000	20,000	0
Net change in tax-equivalent interest income	30,907,000	35,033,000	(4,126,000)	(1,795,000)	(452,000)	(1,343,000)

Increase (decrease) in interest expense
Interest-bearing demand deposits	(135,000)	555,000	(690,000)	(296,000)	(7,000)	(289,000)
Savings deposits	263,000	316,000	(53,000)	24,000	33,000	(9,000)
Money market accounts	(2,000)	136,000	(138,000)	(205,000)	(49,000)	(156,000)
Time deposits	(660,000)	1,733,000	(2,393,000)	(1,748,000)	(689,000)	(1,059,000)
Short-term borrowings	42,000	46,000	(4,000)	(77,000)	10,000	(87,000)
Federal Home Loan Bank advances	103,000	157,000	(54,000)	(460,000)	(18,000)	(442,000)
Other borrowings	943,000	705,000	238,000	332,000	3,000	329,000
Net change in interest expense	554,000	3,648,000	(3,094,000)	(2,430,000)	(717,000)	(1,713,000)

Net change in tax-equivalent net interest income	$30,353,000	$31,385,000	$(1,032,000)	$635,000	$265,000	$370,000

Interest income is primarily generated from the loan portfolio, and to a significantly lesser degree, from securities, federal funds sold, and interest-bearing deposits. Interest income increased $30.9 million during 2014 from that earned in 2013, totaling $89.6 million in 2014 compared to $58.7 million in the previous year. The increase in interest income is attributable to a higher level of average earning assets, which more than offset a decreased yield on average earning assets. During 2014 and 2013, earning assets had an average yield (tax equivalent-adjusted basis) of 4.29% and 4.57%, respectively. The decline in earning asset yield in 2014 mainly resulted from a decreased yield on average securities, and to a lesser extent, a decreased yield on average loans. During 2014, earning assets averaged $2.09 billion, or $803.5 million higher than average earning assets during 2013. Average loans increased $602.6 million, average securities increased $197.2 million, average interest-bearing deposits increased $38.5 million, and average federal funds sold decreased $34.8 million.

Interest income generated from the loan portfolio increased $27.9 million in 2014 compared to the level earned in 2013; growth in the loan portfolio during 2014 resulted in a $29.4 million increase in interest income, while a decline in loan yield from 5.04% in 2013 to 4.89% in 2014 resulted in a $1.5 million decrease in interest income. The lower yield on average loans mainly resulted from a decreased yield on average commercial loans, which equaled 4.83% in 2014 compared to 5.06% in 2013. The commercial loan yield was negatively impacted by the lowering of rates on certain commercial loans throughout 2013 and 2014 as a result of borrowers warranting decreased loan rates due to improved financial performance, the renewal of certain maturing term loans at lower rates, and competitive pricing pressures. In addition, the commercial loan yield was negatively impacted by an ongoing interest rate risk management strategy implemented in early 2011 whereby certain commercial loan relationships are being converted from the Mercantile Bank Prime Rate to the Wall Street Journal Prime Rate; this strategy, which helps mitigate interest rate risk exposure in an increasing rate environment, has a short-term negative impact on net interest income as the conversions generally involve interest rate reductions. Accretion of acquired loans totaled $3.2 million during 2014.

Interest income generated from the securities portfolio increased $3.0 million in 2014 compared to the level earned in 2013 due to portfolio growth associated with the merger with Firstbank, which more than offset a lower yield on average securities.  The higher average portfolio balance resulted in a $5.6 million increase in interest income, while the lower yield on average securities equated to a decrease in interest income of $2.6 million.  Average securities equaled $340.8 million during 2014, up from $143.6 million during 2013.  The yield on securities equaled 2.52% in 2014 compared to 3.88% in 2013; the lower yield on average securities primarily resulted from decreased yields on municipal securities, mortgage-backed securities, and U.S. Government agency bonds, reflecting the ongoing low interest rate environment.

Interest income earned on federal funds sold decreased $0.1 million in 2014 compared to 2013 due to a lower average balance, while interest income earned on interest-bearing deposits increased $0.1 million due to a higher average balance, which more than offset a slight decline in yield.

Interest expense is primarily generated from interest-bearing deposits, and to a lesser degree, from subordinated debentures, FHLB advances, repurchase agreements, and other borrowings. Interest expense increased $0.5 million during 2014 from that expensed in 2013, totaling $11.3 million in 2014 compared to $10.8 million in the previous year. The increase in interest expense is attributable to a higher level of average interest-bearing liabilities, primarily reflecting the completion of the merger, which more than offset a decreased cost of funds.

During 2014 and 2013, interest-bearing liabilities had a weighted average rate of 0.71% and 1.04%, respectively; a decline in interest expense of $3.1 million was recorded during 2014 due to the decreased cost of funds. The absorption of Firstbank’s lower-costing interest-bearing liability base and the lowering of interest rates on certain non-certificate of deposit accounts in the latter part of the fourth quarter of 2013 positively impacted the cost of funds during 2014. In addition, maturing fixed-rate certificates of deposit were renewed at lower rates, replaced by lower-costing funds, or allowed to runoff during 2013 and 2014.

During 2014, interest-bearing liabilities averaged $1.60 billion, or $561.2 million higher than average interest-bearing liabilities of $1.04 billion during the prior year. Growth in these liabilities resulted in increased interest expense of $3.6 million. Interest-bearing liabilities include Firstbank’s liabilities from the date of acquisition. Average interest-bearing deposits were up $492.1 million, while average short-term borrowings increased $39.6 million, average other borrowings increased $17.1 million, and average FHLB advances increased $12.4 million.

Average certificates of deposit increased $143.4 million during 2014, which equated to an increase in interest expense of $1.7 million. A $2.4 million reduction in interest expense resulted from a decrease in the average rate paid as higher-rate certificates of deposit matured and were renewed at lower rates, replaced with lower-costing funds, or allowed to runoff throughout 2013 and 2014. An increase in other average interest-bearing deposit accounts, totaling $348.7 million, equated to a $1.0 million increase in interest expense, while a decrease in the average rate paid on these deposit accounts resulted in a $0.9 million decline in interest expense.

Average short-term borrowings, comprised entirely of repurchase agreements, increased $39.6 million during 2014, resulting in a slight increase in interest expense. Average FHLB advances increased $12.4 million, resulting in a $0.2 million increase in interest expense, while a lower average rate paid on the advances resulted in a $0.1 million decrease in interest expense. A $17.1 million increase in average other borrowings, which is comprised of subordinated debentures and deferred director and officer compensation programs, equated to a $0.7 million increase in interest expense, while a higher average rate paid on these borrowings resulted in a $0.2 million increase in interest expense.

Net interest income and the net interest margin were affected by purchase accounting accretion and amortization entries associated with the fair value measurements recorded effective June 1, 2014.  An increase in interest income on loans totaling $3.2 million, as well as a decrease in interest expense on deposits and FHLB advances aggregating $1.4 million, were recorded during the seven months subsequent to consummation of the Firstbank merger. An increase in interest expense on subordinated debentures totaling $0.4 million was also recorded during the same time period. Mercantile expects to continue to record adjustments in interest income on loans and interest expense on subordinated debentures in future periods; however, the adjustments to interest expense on deposits and FHLB advances will no longer occur after July of 2015 in accordance with our fair value measurements at the time of the merger.  The resulting increase in interest expense will negatively affect our net interest margin by approximately nine basis points in future periods starting after July 31, 2015.  An ongoing reallocation of our earning asset mix will help offset this negative impact, as excess lower-yielding overnight funds and cash flows from lower-yielding investments are invested into higher-yielding loans.

Provision for Loan Losses

A negative loan loss provision expense of $3.0 million was recorded in 2014, compared to a negative provision expense of $7.2 million recorded in 2013. The negative provision expense reflects recoveries of previously charged-off loans, reversals of specific reserves, a reduced level of loan-rating downgrades, and ongoing loan-rating upgrades as the quality of the loan portfolio continued to improve. Continued progress in the stabilization of economic and real estate market conditions and resulting collateral valuations also positively impacted provision expense.

Net loan recoveries of $0.2 million were recorded during 2014, compared to net loan recoveries of $1.3 million recorded during the prior year. The allowance for originated loans, as a percentage of total originated loans, was 1.6% as of December 31, 2014, compared to 2.2% as of December 31, 2013. Our allowance for acquired loans totaled $0.7 million as of December 31, 2014.

Noninterest Income

Noninterest income totaled $10.0 million in 2014, an increase of $3.1 million, or 45.9%, from the $6.9 million earned in 2013. The increase in noninterest income was mainly due to higher debit and credit card fee income, service charges on deposit accounts, and mortgage referral and sale fees. These categories of noninterest income benefited from the consummation of the merger with Firstbank. An industry-wide slowdown in mortgage banking activity negatively affected our mortgage banking income during 2014; however, reflecting lower interest rates, mortgage banking income in the fourth quarter of 2014 increased approximately 21 percent in comparison to the linked quarter, and was approximately 10 percent below what Firstbank and Mercantile combined had achieved in the fourth quarter of 2013. During the third quarter of 2014, mortgage banking income was less than half of what the two companies combined recorded during the third quarter of 2013.

Noninterest Expense

Noninterest expense during 2014 totaled $65.6 million, an increase of $29.2 million, or 80.2%, from the $36.4 million expensed in 2013. The increase in noninterest expense primarily resulted from higher salary and benefit expenses; these expenses totaled $33.7 million during 2014, an increase of $13.4 million, or 66.0%, from the $20.3 million expensed during 2013. The increase in salary and benefit expenses was mainly due to the increase in employees associated with the completion of the merger with Firstbank, along with the hiring of additional staff members over the past year and merit pay increases. As of December 31, 2014, full-time equivalent employees numbered 653, up from 241 as of December 31, 2013. In addition, we recorded core deposit intangible expense totaling $1.9 million during the last seven months of 2014.

Increases in merger-related expenses and other categories of nonmerger-related costs necessary to operate the combined company also contributed to the higher level of overhead costs. Pre-tax merger-related costs totaled $5.4 million in 2014 compared to $1.2 million in 2013.

Federal Income Tax Expense

During 2014, we recorded income before federal income tax of $25.2 million and a federal income tax expense of $7.9 million, compared to income before federal income tax of $25.1 million and a federal income tax expense of $8.1 million during 2013. The decline in federal income tax expense resulted from a decrease in our effective tax rate from 32.2% in 2013 to 31.2% in 2014, generally reflecting a higher level of tax-exempt interest income in 2014.

Preferred Stock Dividends and Accretion

Preferred stock dividends and discount accretion totaled $1.0 million during 2012. No preferred stock dividends and discount accretion were recorded during 2014 or 2013 as we repurchased the $21.0 million in non-voting preferred stock issued in May of 2009 to the U.S. Department of the Treasury under the Treasury’s Capital Purchase Program, as part of the Troubled Asset Relief Program, during the second quarter of 2012.

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

The improved earnings performance in 2013 compared to 2012 resulted from a larger negative loan loss provision, decreased overhead costs, lower preferred stock dividends and discount accretion, and increased net interest income. The continued improvement in the quality of our loan portfolio and recoveries of prior period loan charge-offs produced a positive impact on our loan loss reserve calculations and allowed us to make negative provisions to the loan loss reserve during 2013 and 2012. The decline in preferred stock dividends and discount accretion in 2013 compared to 2012 resulted from us repurchasing the non-voting preferred stock issued in May of 2009 to the U.S. Department of the Treasury during the second quarter of 2012.

The decline in overhead costs in 2013 mainly resulted from decreased problem asset administration and resolution costs. Gains on sales of other real estate, which are netted against problem asset costs, contributed to the reduction in costs associated with the administration and resolution of problem assets in 2013 compared to the prior year; excluding the impact of these gains, problem asset costs still decreased significantly in 2013 compared to 2012. Costs associated with the administration and resolution of problem assets remained elevated; however, these costs trended downward during 2011, 2012, and 2013 as the level of problem assets declined. Although decreasing, the level of problem assets remained elevated compared to pre-2006 levels as a result of the state, regional and national economic struggles experienced over the past few years and related impact on certain of our borrowers.

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

CAPITAL RESOURCES

Shareholders’ equity increased $175 million during 2014, primarily reflecting the merger with Firstbank. We issued almost 8.1 million shares of common stock, with a value of $173 million, in connection with the Firstbank merger. Net income totaled $17.3 million during 2014. Negatively impacting shareholders’ equity during 2014 were cash dividends on our common stock totaling $24.5 million. In accordance with the plan of merger with Firstbank, we declared and paid a special $2.00 per share cash dividend to Mercantile shareholders prior to the effective date of the merger and before the issuance of Mercantile shares in exchange for Firstbank shares. In addition, we declared and paid a $0.12 per share cash dividend during each of the four quarters during 2014. Positively impacting shareholders’ equity during 2014 was an increase in the net unrealized gain on securities available for sale of $5.6 million.

We and our bank are subject to regulatory capital requirements administered by state and federal banking agencies. Failure to meet the various capital requirements can initiate regulatory action that could have a direct material effect on the financial statements. As of December 31, 2014, our bank’s total risk-based capital ratio was 14.4%, compared to 15.7% at December 31, 2013. Our bank’s total regulatory capital increased $142 million during 2014, primarily reflecting the net impact of the Firstbank merger whereby the Firstbank and Keystone Community Bank charters were consolidated into the existing Mercantile Bank of Michigan charter, and net income of $21.2 million. Negatively impacting total regulatory capital were cash dividends paid to Mercantile Bank Corporation during 2014 totaling $12.1 million. Our bank’s total risk-based capital ratio was also impacted by a $1.10 billion increase in total risk-weighted assets, primarily resulting from the merger with Firstbank. As of December 31, 2014, our bank’s total regulatory capital equaled $333 million, or approximately $101 million in excess of the amount necessary to attain the 10.0% minimum total risk-based capital ratio, which is among the requirements to be categorized as “well capitalized.”

On January 30, 2015, we announced that our Board of Directors had authorized a new program to repurchase up to $20.0 million of our common stock from time to time in open market transactions at prevailing market prices or by other means in accordance with applicable regulations. We expect to fund a majority of such repurchases from cash dividends paid to us from our bank.

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

To assist in providing needed funds, we have regularly obtained monies from wholesale funding sources. Wholesale funds, primarily comprised of deposits from customers outside of our market areas and advances from the FHLB, totaled $230 million, or 9.2% of combined deposits and borrowed funds as of December 31, 2014, compared to $258 million, or 20.9% of combined deposits and borrowed funds, as of December 31, 2013.

Sweep accounts increased $98.3 million during 2014, totaling $168 million at December 31, 2014. The increase is primarily due to the merger with Firstbank. Our sweep account program entails transferring collected funds from certain business noninterest-bearing checking accounts to overnight interest-bearing repurchase agreements. Such repurchase agreements are not deposit accounts and are not afforded federal deposit insurance. All of our repurchase agreements are accounted for as secured borrowings. Information regarding our repurchase agreements as of December 31, 2014 and during 2014 is as follows:

Outstanding balance at December 31, 2014	$167,569,000
Weighted average interest rate at December 31, 2014	0.11%
Maximum daily balance twelve months ended December 31, 2014	$178,042,000
Average daily balance for twelve months ended December 31, 2014	$105,474,000
Weighted average interest rate for twelve months ended December 31, 2014	0.12%

Primarily reflecting the merger with Firstbank, FHLB advances increased $9.0 million during 2014, totaling $54.0 million as of December 31, 2014. The FHLB advances are generally collateralized by a blanket lien on our residential mortgage loan portfolio. Our borrowing line of credit at year-end 2014 totaled $410 million, with availability of $356 million.

We also have the ability to borrow up to $63.0 million on a daily basis through correspondent banks using established unsecured federal funds purchased lines of credit. We did not access these lines of credit during 2014; in fact, we have not accessed the lines of credit since January of 2010. In contrast, federal funds sold averaged $48.7 million and interest-bearing deposit balances averaged $46.2 million during 2014. We have a line of credit through the Discount Window of the Federal Reserve Bank of Chicago. Using certain municipal bonds as collateral, we could have borrowed up to $12.1 million at December 31, 2014. We did not utilize this line of credit during the past six years, and do not plan to access this line of credit in future periods.

The following table reflects, as of December 31, 2014, significant fixed and determinable contractual obligations to third parties by payment date, excluding accrued interest:

	One Year	One to	Three to	Over
	or Less	Three Years	Five Years	Five Years	Total

Deposits without a stated maturity	$1,538,166,000	$0	$0	$0	$1,538,166,000
Certificates of deposit	368,163,000	272,265,000	98,321,000	0	738,749,000
Short-term borrowings	167,569,000	0	0	0	167,569,000
Federal Home Loan Bank advances	6,022,000	48,000,000	0	0	54,022,000
Subordinated debentures	0	0	0	54,472,000	54,472,000
Other borrowed money	0	0	0	3,727,000	3,727,000
Property leases	368,000	753,000	493,000	143,000	1,757,000

In addition to normal loan funding and deposit flow, we must maintain liquidity to meet the demands of certain unfunded loan commitments and standby letters of credit. At December 31, 2014, we had a total of $746 million in unfunded loan commitments and $35.5 million in unfunded standby letters of credit. Of the total unfunded loan commitments, $636 million were commitments available as lines of credit to be drawn at any time as customers’ cash needs vary, and $110 million were for loan commitments generally expected to close and become funded within the next twelve months. We regularly monitor fluctuations in loan balances and commitment levels, and include such data in our overall liquidity management.

The following table depicts our loan commitments at the end of the past three years:

	12/31/14	12/31/13	12/31/12

Commercial unused lines of credit	$554,856,000	$257,937,000	$222,237,000
Unused lines of credit secured by 1-4 family residential properties	60,983,000	23,429,000	24,250,000
Credit card unused lines of credit	11,649,000	9,013,000	8,512,000
Other consumer unused lines of credit	8,673,000	5,695,000	4,613,000
Commitments to make loans	110,126,000	58,799,000	64,565,000
Standby letters of credit	35,461,000	19,670,000	10,591,000

Total	$781,748,000	$374,543,000	$334,768,000

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

The following table depicts our GAP position as of December 31, 2014:

	Within	Three to		One to	After
	Three	Twelve		Five	Five
	Months	Months		Years	Years	Total
Assets:
Commercial loans (1)	$311,964,000	$225,534,000		$966,618,000	$171,505,000	$1,675,621,000
Residential real estate loans	37,501,000	20,090,000		140,054,000	155,795,000	353,440,000
Consumer loans	2,438,000	1,934,000		43,663,000	12,181,000	60,216,000
Securities (2)	18,381,000	26,545,000		233,561,000	168,124,000	446,611,000
Federal funds sold	11,207,000	0		0	0	11,207,000
Interest-bearing deposits	116,530,000	497,000		750,000	0	117,777,000
Allowance for loan losses	0	0		0	0	(20,041,000)
Other assets	0	0		0	0	248,548,000
Total assets	498,021,000	274,600,000		1,384,646,000	507,605,000	$2,893,379,000

Liabilities:
Interest-bearing checking	413,382,000	0		0	0	413,382,000
Savings deposits	330,459,000	0		0	0	330,459,000
Money market accounts	235,587,000	0		0	0	235,587,000
Time deposits under $100,000	26,951,000	74,526,000		81,971,000	0	183,448,000
Time deposits $100,000 & over	75,356,000	191,330,000		288,615,000	0	555,301,000
Short-term borrowings	167,569,000	0		0	0	167,569,000
Federal Home Loan Bank advances	6,022,000	0		48,000,000	0	54,022,000
Other borrowed money	3,727,000	0		0	54,472,000	58,199,000
Noninterest-bearing checking	0	0		0	0	558,738,000
Other liabilities	0	0		0	0	8,536,000
Total liabilities	1,259,053,000	265,856,000		418,586,000	54,472,000	2,565,241,000
Shareholders' equity	0	0		0	0	328,138,000
Total liabilities & shareholders' equity	1,259,053,000	265,856,000		418,586,000	54,472,000	$2,893,379,000

Net asset (liability) GAP	$(761,032,000)	$8,744,000		$966,060,000	$453,133,000

Cumulative GAP	$(761,032,000)	$(752,288,000)		$213,772,000	$666,905,000

Percent of cumulative GAP to total assets	(26.3% )	(26.0%	)	7.4%	23.0%

(1)	Floating rate loans that are currently at interest rate floors are treated as fixed rate loans and are reflected using maturity date and not repricing frequency.
(2)	Mortgage-backed securities are categorized by expected maturities based upon prepayment trends as of December 31, 2014.

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

We conducted multiple simulations as of December 31, 2014, in which it was assumed that changes in market interest rates occurred ranging from up 400 basis points to down 400 basis points in equal quarterly instalments over the next twelve months. The following table reflects the suggested impact on net interest income over the next twelve months in comparison to estimated net interest income based on our balance sheet structure, including the balances and interest rates associated with our specific loans, securities, deposits and borrowed funds, as of December 31, 2014. The resulting estimates are well within our policy parameters established to manage and monitor interest rate risk.

	Dollar Change	Percent Change
	In Net	In Net
Interest Rate Scenario	Interest Income	Interest Income

Interest rates down 400 basis points	$(6,730,000)	(7.3% )
Interest rates down 300 basis points	(5,870,000)	(6.4)
Interest rates down 200 basis points	(4,890,000)	(5.3)
Interest rates down 100 basis points	(3,140,000)	(3.4)
No change in interest rates	70,000	0.1
Interest rates up 100 basis points	1,230,000	1.3
Interest rates up 200 basis points	2,180,000	2.4
Interest rates up 300 basis points	3,130,000	3.4
Interest rates up 400 basis points	3,670,000	4.0

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

Mercantile Bank Corporation

Grand Rapids, Michigan

We have audited the accompanying Consolidated Balance Sheets of Mercantile Bank Corporation as of December 31, 2014 and 2013, and the related Consolidated Statements of Income, Comprehensive Income, Changes in Shareholders' Equity and Cash Flows for each of the three years in the period ended December 31, 2014. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Mercantile Bank Corporation as of December 31, 2014 and 2013, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2014, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Mercantile Bank Corporation’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and our report dated March 10, 2015 expressed an unqualified opinion thereon.

/s/ BDO USA, LLP

BDO USA, LLP

Grand Rapids, Michigan

March 10, 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

Mercantile Bank Corporation

Grand Rapids, Michigan

We have audited Mercantile Bank Corporation’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Mercantile Bank Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Report by Mercantile Bank Corporation’s Management on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Mercantile Bank Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Consolidated Balance Sheets of Mercantile Bank Corporation as of December 31, 2014 and 2013, and the related Consolidated Statements of Income, Comprehensive Income, Changes in Shareholders’ Equity and Cash Flows for each of the three years in the period ended December 31, 2014, and our report dated March 10, 2015 expressed an unqualified opinion thereon.

/s/ BDO USA, LLP

BDO USA, LLP

Grand Rapids, Michigan

March 10, 2015

March 10, 2015

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

Management assessed the Company’s system of internal control over financial reporting that is designed to produce reliable financial statements presented in conformity with generally accepted accounting principles as of December 31, 2014. This assessment was based on criteria for effective internal control over financial reporting described in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management believes that, as of December 31, 2014, Mercantile Bank Corporation maintained an effective system of internal control over financial reporting that is designed to produce reliable financial statements presented in conformity with generally accepted accounting principles based on those criteria.

The Company’s independent auditors have issued an audit report on the effectiveness of the Company’s internal control over financial reporting as found on page F-35.

Mercantile Bank Corporation

/s/ Michael H. Price
Michael H. Price
President and Chief Executive Officer

/s/ Charles E. Christmas
Charles E. Christmas
Senior Vice President, Chief Financial Officer and Treasurer

MERCANTILE BANK CORPORATION
CONSOLIDATED BALANCE SHEETS
December 31, 2014 and 2013

	2014	2013
ASSETS
Cash and due from banks	$43,754,000	$17,149,000
Interest-bearing deposits	117,777,000	6,389,000
Federal funds sold	11,207,000	123,427,000
Total cash and cash equivalents	172,738,000	146,965,000

Securities available for sale	432,912,000	131,178,000
Federal Home Loan Bank stock	13,699,000	11,961,000

Loans	2,089,277,000	1,053,243,000
Allowance for loan losses	(20,041,000)	(22,821,000)
Loans, net	2,069,236,000	1,030,422,000

Premises and equipment, net	48,812,000	24,898,000
Bank owned life insurance	57,861,000	51,377,000
Goodwill	49,473,000	0
Cored deposit intangible	15,624,000	0
Other assets	33,024,000	30,165,000

Total assets	$2,893,379,000	$1,426,966,000

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits
Noninterest-bearing	$558,738,000	$224,580,000
Interest-bearing	1,718,177,000	894,331,000
Total deposits	2,276,915,000	1,118,911,000

Securities sold under agreements to repurchase	167,569,000	69,305,000
Federal Home Loan Bank advances	54,022,000	45,000,000
Subordinated debentures	54,472,000	32,990,000
Accrued interest and other liabilities	12,263,000	7,435,000
Total liabilities	2,565,241,000	1,273,641,000

Shareholders' equity
Preferred stock, no par value; 1,000,000 shares authorized; 0 shares outstanding at December 31, 2014 and December 31, 2013	0	0
Common stock, no par value; 40,000,000 shares authorized; 16,976,839 shares outstanding at December 31, 2014 and 8,739,108 shares outstanding at December 31, 2013	317,904,000	162,999,000
Retained earnings (deficit)	10,218,000	(4,101,000)
Accumulated other comprehensive income (loss)	16,000	(5,573,000)
Total shareholders’ equity	328,138,000	153,325,000

Total liabilities and shareholders’ equity	$2,893,379,000	$1,426,966,000

See accompanying notes to consolidated financial statements.

MERCANTILE BANK CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
Years ended December 31, 2014, 2013 and 2012

	2014	2013	2012
Interest income
Loans, including fees	$80,824,000	$52,924,000	$53,898,000
Securities, taxable	6,417,000	4,134,000	4,383,000
Securities, tax-exempt	1,643,000	951,000	1,415,000
Federal funds sold	124,000	212,000	192,000
Interest-bearing deposits	110,000	21,000	29,000
Total interest income	89,118,000	58,242,000	59,917,000

Interest expense
Deposits	8,378,000	8,912,000	11,137,000
Short-term borrowings	122,000	80,000	157,000
Federal Home Loan Bank advances	636,000	533,000	993,000
Subordinated debentures and other borrowings	2,204,000	1,261,000	929,000
Total interest expense	11,340,000	10,786,000	13,216,000

Net interest income	77,778,000	47,456,000	46,701,000

Provision for loan losses	(3,000,000)	(7,200,000)	(3,100,000)

Net interest income after provision for loan losses	80,778,000	54,656,000	49,801,000

Noninterest income
Service charges on deposit and sweep accounts	2,586,000	1,532,000	1,523,000
Credit and debit card fees	2,494,000	1,063,000	891,000
Mortgage banking activities	1,672,000	800,000	1,479,000
Earnings on bank owned life insurance	1,184,000	1,329,000	1,528,000
Payroll processing	782,000	660,000	591,000
Letter of credit fees	335,000	370,000	336,000
Rental income from other real estate owned	109,000	528,000	1,061,000
Other income	866,000	590,000	585,000
Total noninterest income	10,028,000	6,872,000	7,994,000

Noninterest expense
Salaries and benefits	33,703,000	20,298,000	19,367,000
Occupancy	4,637,000	2,547,000	2,501,000
Furniture and equipment rent, depreciation and maintenance	1,738,000	984,000	1,176,000
Data processing	5,869,000	3,440,000	3,193,000
Merger-related costs	5,447,000	1,246,000	0
Advertising	1,315,000	1,113,000	1,167,000
FDIC insurance costs	1,182,000	793,000	1,200,000
Problem asset costs	585,000	595,000	5,862,000
Other expense	11,134,000	5,387,000	5,158,000
Total noninterest expenses	65,610,000	36,403,000	39,624,000

Income before federal income tax expense	25,196,000	25,125,000	18,171,000

Federal income tax expense	7,865,000	8,092,000	5,636,000

Net income	17,331,000	17,033,000	12,535,000

Preferred stock dividends and accretion	0	0	1,030,000

Net income attributable to common shares	$17,331,000	$17,033,000	$11,505,000

Earnings per common share:
Basic	$1.28	$1.96	$1.33
Diluted	$1.28	$1.95	$1.30

See accompanying notes to consolidated financial statements.

MERCANTILE BANK CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Years ended December 31, 2014, 2013 and 2012

	2014	2013	2012
Net income	$17,331,000	$17,033,000	$12,535,000

Other comprehensive income (loss):
Unrealized holding gains (losses) on securities available for sale	8,596,000	(11,960,000)	(2,184,000)
Fair value of interest rate swap	11,000	849,000	(1,113,000)
	8,607,000	(11,111,000)	(3,297,000)

Tax effect of unrealized holding gains (losses) on securities available for sale	(3,014,000)	4,186,000	1,229,000
Tax effect of fair value of interest rate swap	(4,000)	(298,000)	390,000
	(3,018,000)	3,888,000	1,619,000

Other comprehensive income (loss), net of tax effect	5,589,000	(7,223,000)	(1,678,000)

Comprehensive income	$22,920,000	$9,810,000	$10,857,000

See accompanying notes to consolidated financial statements.

MERCANTILE BANK CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
Years ended December 31, 2014, 2013 and 2012

					Accumulated
			Common	Retained	Other	Total
($ in thousands)	Preferred	Common	Stock	Earnings	Comprehensive	Shareholders’
	Stock	Stock	Warrant	(Deficit)	Income/(Loss)	Equity
Balances, January 1, 2012	$20,331	$172,841	$1,138	$(32,639)	$3,328	$164,999

Repurchase of preferred stock	(21,000)					(21,000)

Preferred stock dividends				(361)		(361)

Accretion of preferred stock	669			(669)		0

Repurchase of stock warrant		(6,327)	(1,138)			(7,465)

Employee stock purchase plan (2,400 shares)		39				39

Dividend reinvestment plan (934 shares)		14				14

Stock option exercises (50,930 shares)		551				551

Stock tendered for stock option exercises (19,120 shares)		(324)				(324)

Stock-based compensation expense		54				54

Cash dividends ($0.09 per common share)		(774)				(774)

Net income for 2012				12,535		12,535

Change in net unrealized gain on securities available for sale, net of tax effect					(955)	(955)

Change in fair value of interest rate swap, net tax effect					(723)	(723)

Balances, December 31, 2012	$0	$166,074	$0	$(21,134)	$1,650	$146,590

See accompanying notes to consolidated financial statements.

MERCANTILE BANK CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (Continued)
Years ended December 31, 2014, 2013 and 2012

					Accumulated
			Common	Retained	Other	Total
($ in thousands)	Preferred	Common	Stock	Earnings	Comprehensive	Shareholders’
	Stock	Stock	Warrant	(Deficit)	Income/(Loss)	Equity
Balances, January 1, 2013	$0	$166,074	$0	$(21,134)	$1,650	$146,590

Employee stock purchase plan (1,098 shares)		19				19

Dividend reinvestment plan (1,954 shares)		33				33

Stock option exercises (51,055 shares)		700				700

Stock tendered for stock option exercises (18,950 shares)		(411)				(411)

Stock-based compensation expense		473				473

Cash dividends ($0.45 per common share)		(3,889)				(3,889)

Net income for 2013				17,033		17,033

Change in net unrealized gain on securities available for sale, net of tax effect					(7,774)	(7,774)

Change in fair value of interest rate swap, net of tax effect					551	551

Balances, December 31, 2013	$0	$162,999	$0	$(4,101)	$(5,573)	$153,325

See accompanying notes to consolidated financial statements.

MERCANTILE BANK CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (Continued)
Years ended December 31, 2014, 2013 and 2012

					Accumulated
			Common	Retained	Other	Total
($ in thousands)	Preferred	Common	Stock	Earnings	Comprehensive	Shareholders’
	Stock	Stock	Warrant	(Deficit)	Income/(Loss)	Equity
Balances, January 1, 2014	$0	$162,999	$0	$(4,101)	$(5,573)	$153,325

Common stock issued in connection with Firstbank merger (8,087,272 shares)		173,310				173,310

Issuance of stock options to replace existing Firstbank options at merger date		1,664				1,664

Employee stock purchase plan (1,150 shares)		23				23

Dividend reinvestment plan (10,359 shares)		209				209

Stock option exercises (30,585 shares)		282				282

Stock grants to directors for retainer fees (7,375 shares)		155				155

Stock-based compensation expense		714				714

Cash dividends ($2.48 per common share)		(21,452)		(3,012)		(24,464)

Net income for 2014				17,331		17,331

Change in net unrealized gain on securities available for sale, net of tax effect					5,582	5,582

Change in fair value of interest rate swap, net of tax effect					7	7

Balances, December 31, 2014	$0	$317,904	$0	$10,218	$16	$328,138

See accompanying notes to consolidated financial statements.

MERCANTILE BANK CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years ended December 31, 2014, 2013 and 2012

	2014	2013	2012

Cash flows from operating activities
Net income	$17,331,000	$17,033,000	$12,535,000
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	7,613,000	2,208,000	2,238,000
Accretion of acquired loans	(3,194,000)	0	0
Provision for loan losses	(3,000,000)	(7,200,000)	(3,100,000)
Deferred income tax expense	4,506,000	8,092,000	5,636,000
Stock-based compensation expense	714,000	473,000	54,000
Stock grants to directors for retainer fee	155,000	0	0
Proceeds from sales of mortgage loans held for sale	67,422,000	51,373,000	83,713,000
Origination of mortgage loans held for sale	(65,392,000)	(48,321,000)	(83,986,000)
Net gain on sales of mortgage loans held for sale	(1,625,000)	(658,000)	(1,247,000)
Net (gain) loss on sale and valuation write-downs of foreclosed assets	(894,000)	(1,585,000)	1,725,000
Earnings on bank owned life insurance	(1,184,000)	(1,329,000)	(1,528,000)
Net change in:
Accrued interest receivable	(11,000)	225,000	529,000
Other assets	1,795,000	8,465,000	(1,805,000)
Accrued interest and other liabilities	(9,822,000)	(94,000)	2,267,000
Net cash from operating activities	14,414,000	28,682,000	17,031,000

Cash flows from investing activities
Cash received in merger	91,806,000	0	0
Purchases of:
Securities available for sale	(19,874,000)	(49,812,000)	(69,956,000)
Proceeds from:
Maturities, calls and repayments of securities available for sale	75,880,000	34,809,000	102,672,000
Proceeds from sales of securities available for sale	0	10,310,000	0
Proceeds from Federal Home Loan Bank stock redemption	5,527,000	0	0
Loan originations and payments, net	(90,853,000)	(15,298,000)	16,237,000
Purchases of premises and equipment, net	(2,150,000)	(326,000)	(571,000)
Proceeds from sale of foreclosed assets	4,427,000	7,898,000	18,348,000
Net cash from (for) investing activities	64,763,000	(12,419,000)	66,730,000

Cash flows from financing activities
Net decrease in time deposits	(58,927,000)	(23,038,000)	(47,257,000)
Net increase (decrease) in all other deposits	(11,307,000)	6,745,000	70,386,000
Net increase (decrease) in securities sold under agreements to repurchase	43,780,000	4,540,000	(7,804,000)
Proceeds from Federal Home Loan Bank advances	0	10,000,000	20,000,000
Maturities and prepayments of Federal Home Loan Bank advances	(3,000,000)	0	(30,000,000)
Repurchase of preferred stock	0	0	(21,000,000)
Repurchase of common stock warrant	0	0	(7,465,000)
Proceeds from stock option exercises, net of cashless exercises	282,000	289,000	227,000
Employee stock purchase plan	23,000	19,000	39,000
Dividend reinvestment plan	209,000	33,000	14,000
Payment of cash dividends on preferred stock	0	0	(496,000)
Payment of cash dividends to common shareholders	(24,464,000)	(3,889,000)	(774,000)
Net cash for financing activities	(53,404,000)	(5,301,000)	(24,130,000)

Net change in cash and cash equivalents	25,773,000	10,962,000	59,631,000
Cash and cash equivalents at beginning of period	146,965,000	136,003,000	76,372,000
Cash and cash equivalents at end of period	$172,738,000	$146,965,000	$136,003,000

See accompanying notes to consolidated financial statements.

MERCANTILE BANK CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
Years ended December 31, 2014, 2013 and 2012

	2014	2013	2012

Supplemental disclosures of cash flows information
Cash paid during the year for:
Interest	$11,439,000	$11,059,000	$13,741,000
Federal income taxes	2,625,000	0	0
Noncash financing and investing activities:
Transfers from loans to foreclosed assets	1,490,000	2,194,000	11,761,000
Common stock issued in connection with the Firstbank merger	173,310,000	0	0

See accompanying notes to consolidated financial statements.

MERCANTILE BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation: The consolidated financial statements include the accounts of Mercantile Bank Corporation (“Mercantile”) and its subsidiary, Mercantile Bank of Michigan (“Bank”), and of Mercantile Bank Real Estate Co., L.L.C. (“Mercantile Real Estate”) and Mercantile Insurance Center, Inc. (“Mercantile Insurance”), subsidiaries of our Bank, after elimination of significant intercompany transactions and accounts.

We have five separate business trusts: Mercantile Bank Capital Trust I, Firstbank Capital Trust I, Firstbank Capital Trust II, Firstbank Capital Trust III and Firstbank Capital Trust IV (“our trusts”). Our trusts were formed to issue trust preferred securities. We issued subordinated debentures to our trusts in return for the proceeds raised from the issuance of the trust preferred securities. Our trusts are not consolidated, but instead we report the subordinated debentures issued to the trusts as liabilities.

Nature of Operations: Mercantile was incorporated on July 15, 1997 to establish and own the Bank based in Grand Rapids, Michigan. The Bank began operations on December 15, 1997. We completed the merger of Firstbank Corporation (“Firstbank”), a Michigan corporation with approximately $1.5 billion in total assets and 46 branch locations, into Mercantile as of June 1, 2014.

The Bank is a community-based financial institution. The Bank’s primary deposit products are checking, savings, and term certificate accounts, and its primary lending products are commercial loans, residential mortgage loans, and instalment loans. Substantially all loans are secured by specific items of collateral including business assets, real estate or consumer assets. Commercial loans are expected to be repaid from cash flow from operations of businesses. Real estate loans are secured by commercial or residential real estate. The Bank’s loan accounts and retail deposits are primarily with customers located in the communities in which we have bank office locations. As an alternative source of funds, the Bank has also issued certificates of deposit to depositors outside of its primary market areas. Substantially all revenues are derived from banking products and services and investment securities. While we monitor the revenue streams of the various products and services offered, we manage our business on the basis of one operating segment, banking.

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

(Continued)

MERCANTILE BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Securities: Debt securities classified as held to maturity are carried at amortized cost when management has the positive intent and ability to hold them to maturity. Debt securities are classified as available for sale when they might be sold prior to maturity. Equity securities with readily determinable fair values are classified as available for sale. Securities available for sale are carried at fair value, with unrealized holding gains and losses reported in other comprehensive income, net of tax. Federal Home Loan Bank stock is carried at cost.

Interest income includes amortization of purchase premiums and accretion of discounts. Premiums and discounts on securities are amortized or accreted on the level-yield method without anticipating prepayments, except for mortgage-backed securities where prepayments are anticipated. Gains and losses on sales are recorded on the trade date and determined using the specific identification method.

Declines in the fair value of debt securities below their amortized cost that are other than temporary (“OTTI”) are reflected in earnings or other comprehensive income, as appropriate. For those debt securities whose fair value is less than their amortized cost, we consider our intent to sell the security, whether it is more likely than not that we will be required to sell the security before recovery and whether we expect to recover the entire amortized cost of the security based on our assessment of the issuer’s financial condition. In analyzing an issuer’s financial condition, we consider whether the securities are issued by the federal government or its agencies, and whether downgrades by bond rating agencies have occurred. If either of the criteria regarding intent or requirement to sell is met, the entire difference between amortized cost and fair value is recognized as impairment through earnings. For debt securities that do not meet the aforementioned criteria, the amount of impairment is split into two components as follows: 1) OTTI related to credit loss, which must be recognized in the income statement, and 2) OTTI related to other factors, such as liquidity conditions in the market or changes in market interest rates, which is recognized in other comprehensive income. The credit loss is defined as the difference between the present value of the cash flows expected to be collected and the amortized cost.

Loans: Loans that we have the intent and ability to hold for the foreseeable future or until maturity or payoff are reported at the principal balance outstanding, net of deferred loan fees and costs and an allowance for loan losses. Interest income is accrued on the unpaid principal balance. Loan origination fees, net of certain direct origination costs, are deferred and recognized in interest income using the level-yield method without anticipating prepayments. Net unamortized deferred loan fees amounted to $1.1 million and $0.5 million at December 31, 2014 and 2013, respectively.

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

(Continued)

MERCANTILE BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Loans Held for Sale: Mortgage loans originated and intended for sale in the secondary market are carried at the lower of aggregate cost or fair value, as determined by outstanding commitments from investors. Net unrealized losses, if any, are recorded as a valuation allowance and charged to earnings. Prior to the merger with Firstbank, such mortgage loans were sold servicing released. Subsequent to the merger, mortgage loans held for sale are generally sold with servicing rights retained. Gains and losses on sales of mortgage loans are based on the difference between the selling price and the carrying value of the related mortgage loan sold, which is reduced by the cost allocated to the servicing right. We generally lock in the sale price to the purchaser of the mortgage loan at the same time we make an interest rate commitment to the borrower.

Year-end mortgage loans held for sale were as follows:

	2014	2013
Mortgage loans held for sale	$1,574,000	$1,115,000
Less: Allowance to adjust to lower of cost or market	0	0
Mortgage loans held for sale, net	$1,574,000	$1,115,000

Mortgage Loan Derivatives: From time to time, we enter into mortgage loan derivatives such as forward contracts and interest rate lock commitments in the ordinary course of business. The derivatives are not designated as hedges and are carried at fair value. The net gain or loss on mortgage loan derivatives is included in mortgage banking activities in the income statement. The balance of mortgage loan derivatives was immaterial at December 31, 2014 and 2013.

Mortgage Banking Activities: Mortgage loan servicing rights are recognized as assets based on the allocated value of retained servicing rights on mortgage loans sold. Mortgage loan servicing rights are carried at the lower of amortized cost or fair value and are expensed in proportion to, and over the period of, estimated net servicing revenues. Impairment is evaluated based on the fair value of the rights using groupings of the underlying mortgage loans as to interest rates. Any impairment of a grouping is reported as a valuation allowance.

Servicing fee income is recorded for fees earned for serving mortgage loans. The fees are based on a contractual percentage of the outstanding principal or a fixed amount per loan and are recorded as income when earned. Amortization of mortgage loan servicing rights is netted against mortgage loan servicing income and recorded in mortgage banking activities in the income statement.

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

(Continued)

MERCANTILE BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Loans modified as troubled debt restructurings are, by definition, considered to be impaired loans. Impairment for these loans is measured on a loan-by-loan basis similar to other impaired loans as described below under “Allowance for Loan Losses.” Certain loans modified as troubled debt restructurings may have been previously measured for impairment under a general allowance methodology (i.e., pooling), thus at the time the loan is modified as a troubled debt restructuring the allowance will be impacted by the difference between the results of these two measurement methodologies. Loans modified as troubled debt restructurings that subsequently default are factored into the determination of the allowance for loan losses in the same manner as other defaulted loans.

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

Transfers of Financial Assets: Transfers of financial assets are accounted for as sales when control over the assets has been surrendered. Control over transferred assets is deemed to be surrendered when: (1) the assets have been isolated from the Bank and put presumptively beyond the reach of the transferor and its creditors, even in bankruptcy or other receivership, (2) the transferee obtains the right (free of conditions that constrain it from taking advantage of that right) to pledge or exchange the transferred assets, and (3) the Bank does not maintain effective control over the transferred assets through an agreement to repurchase them before their maturity or the ability to unilaterally cause the holder to return specific assets. Our transfers of financial assets are generally limited to commercial loan participations sold and residential mortgage loans sold in the secondary market.

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
December 31, 2014

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Long-lived Assets: Premises and equipment and other long-lived assets are reviewed for impairment when events indicate their carrying amount may not be recoverable based on future undiscounted cash flows. If impaired, the assets are recorded at the lower of carrying value or fair value.

Foreclosed Assets: Assets acquired through or in lieu of foreclosure are initially recorded at their estimated fair value net of estimated selling costs, establishing a new cost basis. If fair value subsequently declines, a valuation allowance is recorded through noninterest expense, as are collection and operating costs after acquisition. Foreclosed assets totaled $2.0 million and $2.9 million as of December 31, 2014 and 2013, respectively.

Bank Owned Life Insurance: The Bank has purchased life insurance policies on certain key officers. Bank owned life insurance is recorded at its cash surrender value, or the amount that can be realized.

Goodwill and Core Deposit Intangible: Goodwill results from business acquisitions and represents the excess of the purchase price over the fair value of acquired tangible assets and liabilities and identifiable intangible assets. Goodwill is assessed at least annually for impairment and any such impairment is recognized in the period identified. A more frequent assessment is performed should events or changes in circumstances indicate the carrying value of the goodwill may not be recoverable. We may elect to perform a qualitative assessment for the annual impairment test. If the qualitative assessment indicates it is more likely than not that the fair value of a reporting unit is less than its carrying amount, or if we elect not to perform a qualitative assessment, then we would be required to perform a quantitative test for goodwill impairment. The quantitative test is a two-step process consisting of comparing the carrying value of the reporting unit to an estimate of its fair value. If the estimated fair value of the reporting unit is less than the carrying value, goodwill is impaired and is written down to its estimated fair value. In 2014, we elected to perform a qualitative assessment for our annual impairment test and concluded our fair value was greater than its carrying amount; therefore, no further testing was required.

The core deposit intangible that arose from the merger with Firstbank was initially measured at fair value and is being amortized into noninterest expense over a ten-year period using the sum-of-the-years-digits methodology.

Repurchase Agreements: The Bank sells certain securities under agreements to repurchase. The agreements are treated as collateralized financing transactions, with the obligations to repurchase the securities sold reflected as liabilities and the securities underlying the agreements remaining in assets in the Consolidated Balance Sheets.

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

Advertising Costs: Advertising costs are expensed as incurred.

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
December 31, 2014

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

Earnings Per Share: Basic earnings per share is based on the weighted average number of common shares and participating securities outstanding during the period. Diluted earnings per share include the dilutive effect of additional potential common shares issuable under our stock-based compensation plans using the treasury stock method. In addition, diluted earnings per share for 2012 include the dilutive effect of our common stock warrant granted to the U.S. Department of Treasury that we repurchased on July 3, 2012, also using the treasury stock method. Our unvested stock awards, which contain non-forfeitable rights to dividends whether paid or unpaid (i.e., participating securities), are included in the number of shares outstanding for both basic and diluted earnings per share calculations. In the event of a net loss, our unvested stock awards are excluded from the calculations of both basic and diluted earnings per share.

Comprehensive Income: Comprehensive income consists of net income and other comprehensive income (loss). Other comprehensive income (loss) includes unrealized gains and losses on securities available for sale and interest rate swaps which are also recognized as a separate component of equity.

Derivatives: Derivative financial instruments are recognized as assets or liabilities at fair value. The accounting for changes in the fair value of derivatives depends on the use of the derivatives and whether the derivatives qualify for hedge accounting. Used as part of our asset and liability management to help manage interest rate risk, our derivatives have historically generally consisted of interest rate swap agreements that qualified for hedge accounting. We do not use derivatives for trading purposes.

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

Reclassifications: Certain items in the prior years’ financial statements have been reclassified to conform to the current year presentation.

(Continued)

MERCANTILE BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Accounting Standards Updates: In January of 2014, the FASB issued Accounting Standards Update (“ASU”) 2014-04, Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure. This ASU clarifies that an in substance repossession or foreclosure occurs, and a creditor is considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan, upon either (1) the creditor obtaining legal title to the residential real estate property upon completion of a foreclosure or (2) the borrower conveying all interest in the residential real estate property to the creditor to satisfy that loan through completion of a deed in lieu of foreclosure or through a similar legal agreement. The ASU also requires additional related interim and annual disclosures. The guidance in this ASU is effective for annual and interim periods beginning after December 15, 2014, and is not expected to have a material effect on our financial position or results of operations when adopted.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers. This ASU establishes a comprehensive revenue recognition standard for virtually all industries under U.S. GAAP, including those that previously followed industry-specific guidance such as the real estate, construction and software industries. The revenue standard’s core principle is built on the contract between a vendor and a customer for the provision of goods and services. It attempts to depict the exchange of rights and obligations between the parties in the pattern of revenue recognition based on the consideration to which the vendor is entitled. To accomplish this objective, the standard requires five basic steps: i) identify the contract with the customer, (ii) identify the performance obligations in the contract, (iii) determine the transaction price, (iv) allocate the transaction price to the performance obligations in the contract, and (v) recognize revenue when (or as) the entity satisfies a performance obligation. The guidance in this ASU is effective for annual and interim periods beginning after December 15, 2016, with three transition methods available – full retrospective, retrospective and cumulative effect approach. Although we are in process of evaluating the impact, the adoption of this ASU is not expected to have a material effect on our financial position or results of operations.

In June 2014, the FASB issued ASU 2014-11, Repurchase-to-Maturity Transactions, Repurchase Financings, and Disclosures. This ASU requires two accounting changes. First, repurchase-to-maturity transactions will be accounted for as secured borrowing transactions on the balance sheet, rather than sales. Second, for repurchase financing arrangements, the ASU requires separate accounting for a transfer of a financial asset executed contemporaneously with (or in contemplation of) a repurchase agreement with the same counterparty, which also will generally result in secured borrowing accounting for the repurchase agreement. The ASU also introduces new disclosures to increase transparency about the types of collateral pledged for repurchase agreements, securities lending transactions, and repurchase-to-maturity transactions that are accounted for as secured borrowings. The ASU also requires a transferor to disclose information about transactions accounted for as a sale in which the transferor retains substantially all of the exposure to the economic return on the transferred financial assets through an agreement with the transferee. The accounting changes and disclosure for certain transactions accounted for as a sale are effective for the first annual and interim periods beginning after December 15, 2014. The disclosure for transactions accounted for as secured borrowings is required for annual periods beginning after December 15, 2014, and for interim periods beginning after March 15, 2015. Adoption of this ASU is not expected to have a material effect on our financial position or results of operations.

In August 2014, the FASB issued ASU 2014-14, Classification of Certain Government-Guaranteed Mortgage Loans Upon Foreclosure. This ASU requires that certain government-guaranteed mortgage loans, including those guaranteed by the Federal Housing Administration, be derecognized and that a separate other receivable be recognized upon foreclosure if certain conditions are met. Upon foreclosure on the loans that meet these criteria, a separate receivable should be recorded based on the amount of the loan balance expected to be recovered from the guarantor. The guidance in this ASU is effective for annual and interim periods beginning after December 15, 2014, and is not expected to have a material effect on our financial position or results of operations when adopted.

(Continued)

MERCANTILE BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014

NOTE 2 - BUSINESS COMBINATION

We completed the merger of Firstbank Corporation (“Firstbank”), a Michigan corporation with approximately $1.5 billion in total assets and 46 branch locations, into Mercantile Bank Corporation as of June 1, 2014 (“Merger Date”). Each share of Firstbank’s common stock was converted into the right to receive one share of Mercantile common stock, resulting in Mercantile issuing 8,087,272 shares of its common stock. The merger provided an expanded geographic footprint for the Company and increased the size of the balance sheet. In conjunction with the completion of the merger, Mercantile assumed the obligations of Firstbank Capital Trust I, Firstbank Capital Trust II, Firstbank Capital Trust III and Firstbank Capital Trust IV.

The Firstbank transaction was accounted for using the acquisition method of accounting and accordingly, assets acquired, liabilities assumed and consideration exchanged were recorded at estimated fair value on the Merger Date. Preliminary goodwill of $49.5 million was calculated as the purchase premium after adjusting for the fair value of net assets acquired and represents the value expected from the synergies created from combining the two banking organizations as well as the economies of scale expected from combining the operations of the two companies. None of the goodwill is deductible for income tax purposes as the merger is accounted for as a tax-free exchange.

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

(Continued)

MERCANTILE BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014

NOTE 2 - BUSINESS COMBINATION (Continued)

Purchase Price:
Mercantile common shares issued for Firstbank common shares	8,087,272
Price per share, based on Mercantile closing price on May 30, 2014	$21.43
Value of common stock issued	173,310,000
Value of replacement stock options granted	1,664,000
Total purchase price	$174,974,000

Preliminary Statement of Net Assets Acquired at Fair Value:
Assets
Cash and cash equivalents	$91,806,000
Securities	358,599,000
Total loans	943,662,000
Premises and equipment	24,049,000
Core deposit intangible	17,478,000
Mortgage servicing rights	7,389,000
Other assets	9,897,000
Total Assets	$1,452,880,000
Liabilities
Deposits	$1,229,609,000
Borrowings	87,615,000
Other liabilities	10,155,000
Total Liabilities	$1,327,379,000
Net Identifiable Assets Acquired		$125,501,000
Goodwill		$49,473,000

Effective December 31, 2014, we identified certain Firstbank deferred tax assets and liabilities that should have been addressed on the Merger Date. The net impact of recording the necessary entries was a $1.4 million reduction to Goodwill and a $1.4 million increase to our net deferred tax asset account (included in other assets above) from what we reported in our June 30, 2014 and September 30, 2014 Form 10-Qs.

Firstbank’s results of operations prior to the Merger Date are not included in our Consolidated Statements of Income or Consolidated Statements of Comprehensive Income. We recorded merger-related expenses of $5.4 million and $1.2 million during 2014 and 2013, respectively. Such expenses were generally for professional services, costs related to termination of existing contractual arrangements for various services, retention and severance compensation costs, marketing and promotional expenses, travel costs, and printing and supplies costs. We do not expect to record any additional significant expenses related to the Firstbank merger in future periods. We are not presenting the amounts of revenue and earnings of Firstbank since the Merger Date as it is impracticable due to the integration of Firstbank upon the consummation of the merger.

(Continued)

MERCANTILE BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014

NOTE 2 - BUSINESS COMBINATION (Continued)

The following table provides the unaudited pro forma information for the results of operations for the twelve month periods ended December 31, 2014 and 2013, as if the acquisition had occurred on January 1, 2013. These adjustments reflect the impact of certain purchase accounting fair value measurements primarily related to Firstbank’s loan and deposit portfolios. In addition, the aggregate $12.2 million in merger-related expenses recorded by us and Firstbank during 2014 and 2013 are reflected to have been recorded during 2013. We expect to achieve further operating cost savings and other business synergies as a result of the merger which are not reflected in the pro forma amounts. These unaudited pro forma results are presented for illustrative purposes only and are not intended to represent or be indicative of the actual results of operations of the combined banking organization that would have been achieved had the merger occurred at the beginning of each period presented, nor are they intended to represent or be indicative of future results of operations.

	2014	2013
Net interest income	$98,607,000	$93,862,000
Noninterest expense	81,295,000	93,263,000
Net income	22,659,000	16,068,000
Net income per diluted share	1.33	0.96

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

(Continued)

MERCANTILE BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014

NOTE 2 - BUSINESS COMBINATION (Continued)

The provisional fair value of loans at the Merger Date is presented in the following table:

	Acquired	Acquired	Acquired
	Impaired	Non-Impaired	Total Loans
Commercial Loans:
Commercial & industrial	$878,000	$163,316,000	$164,194,000
Commercial real estate	12,973,000	378,016,000	390,989,000
Construction & development	1,289,000	33,726,000	35,015,000
Total Commercial Loans	$15,140,000	$575,058,000	$590,198,000

Consumer Loans:
Residential mortgages	$9,694,000	$216,653,000	$226,347,000
Instalment	167,000	61,657,000	61,824,000
Home equity lines	288,000	52,054,000	52,342,000
Construction	76,000	12,875,000	12,951,000
Total Consumer Loans	$10,225,000	$343,239,000	$353,464,000
Total Loans	$25,365,000	$918,297,000	$943,662,000

 The following table presents data on acquired impaired loans at the Merger Date:

Acquired Impaired
Contractually required payments	$44,936,000
Nonaccretable difference	17,057,000
Expected cash flows	27,879,000
Accretable yield	2,514,000
Carrying balance	$25,365,000

The nonaccretable difference includes $10.4 million in principal cash flows not expected to be collected, $2.8 million of pre-acquisition charge-offs and $3.9 million of future interest not expected to be collected. The unpaid principal balance of acquired performing loans was $926.4 million at the Merger Date, and the unaccreted discount on such loans was $8.1 million.

(Continued)

MERCANTILE BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014

NOTE 3 – SECURITIES

The amortized cost and fair value of available for sale securities and the related gross unrealized gains and losses recognized in accumulated other comprehensive income (loss) were as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
2014
U.S. Government agency debt obligations	$194,894,000	$1,612,000	$(3,038,000)	$193,468,000
Mortgage-backed securities	92,656,000	1,123,000	(218,000)	93,561,000
Municipal general obligation bonds	132,347,000	1,042,000	(307,000)	133,082,000
Municipal revenue bonds	10,769,000	117,000	(13,000)	10,873,000
Other investments	1,925,000	3,000	0	1,928,000

	$432,591,000	$3,897,000	$(3,576,000)	$432,912,000

2013
U.S. Government agency debt obligations	$108,279,000	$263,000	$(10,065,000)	$98,477,000
Mortgage-backed securities	12,456,000	1,102,000	0	13,558,000
Municipal general obligation bonds	16,488,000	388,000	(4,000)	16,872,000
Municipal revenue bonds	878,000	38,000	0	916,000
Mutual funds	1,386,000	0	(31,000)	1,355,000

	$139,487,000	$1,791,000	$(10,100,000)	$131,178,000

(Continued)

MERCANTILE BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014

NOTE 3 – SECURITIES (Continued)

Securities with unrealized losses at year-end 2014 and 2013, aggregated by investment category and length of time that individual securities have been in a continuous loss position, are as follows:

	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Loss	Value	Loss	Value	Loss

2014
U.S. Government agency debt obligations	$81,891,000	$202,000	$74,120,000	$2,836,000	$156,011,000	$3,038,000
Mortgage-backed securities	49,940,000	218,000	0	0	49,940,000	218,000
Municipal general obligation bonds	54,104,000	307,000	0	0	54,104,000	307,000
Municipal revenue bonds	4,644,000	13,000	0	0	4,644,000	13,000
Other investments	0	0	0	0	0	0

	$190,579,000	$740,000	$74,120,000	$2,836,000	$264,699,000	$3,576,000

2013
U.S. Government agency debt obligations	$57,117,000	$5,798,000	$29,679,000	$4,267,000	$86,796,000	$10,065,000
Mortgage-backed securities	0	0	0	0	0	0
Municipal general obligation bonds	295,000	4,000	0	0	295,000	4,000
Municipal revenue bonds	0	0	0	0	0	0
Mutual funds	1,355,000	31,000	0	0	1,355,000	31,000

	$58,767,000	$5,833,000	$29,679,000	$4,267,000	$88,446,000	$10,100,000

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

At December 31, 2014, 341 debt securities with fair values totaling $264.7 million have unrealized losses aggregating $3.6 million. After we considered whether the securities were issued by the federal government or its agencies and whether downgrades by bond rating agencies had occurred, we determined that unrealized losses were due to changing interest rate environments. As we do not intend to sell our debt securities before recovery of their cost basis and we believe it is more likely than not that we will not be required to sell our debt securities before recovery of the cost basis, no unrealized losses are deemed to be other-than-temporary.

The amortized cost and fair values of debt securities at December 31, 2014, by maturity, are shown in the following table. The contractual maturity is utilized for U.S. Government agency debt obligations and municipal bonds. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity date, primarily mortgage-backed securities, are shown separately. Weighted average yields are also reflected, with yields for municipal securities shown at their tax equivalent yield.

	Weighted
	Average	Amortized	Fair
	Yield	Cost	Value

Due in one year or less	0.72%	$27,651,000	$27,662,000
Due from one to five years	1.35	148,233,000	147,974,000
Due from five to ten years	2.99	70,282,000	70,191,000
Due after ten years	3.62	91,844,000	91,596,000
Mortgage-backed securities	1.79	92,656,000	93,561,000
Other investments	2.57	1,925,000	1,928,000

	2.17%	$432,591,000	$432,912,000

(Continued)

MERCANTILE BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014

NOTE 3 – SECURITIES (Continued)

During 2013, Michigan Strategic Fund bonds totaling $10.3 million were sold at par. No securities were sold during 2014 and 2012.

Securities issued by the State of Michigan and all its political subdivisions had a combined amortized cost of $113.1 million and $17.4 million at December 31, 2014 and December 31, 2013, respectively, with estimated market values of $113.9 million and $17.8 million, respectively. Securities issued by all other states and their political subdivisions had a combined amortized cost of $30.0 million and estimated market value of $30.0 million at December 31, 2014; as of December 31, 2013, our entire municipal bond portfolio consisted of securities issued by the State of Michigan and its political subdivisions. Total securities of any other specific issuer, other than the U.S. Government and its agencies and the State of Michigan and all its political subdivisions, did not exceed 10% of shareholders’ equity.

The carrying value of U.S. Government agency debt obligations and mortgage-backed securities that are pledged to secure repurchase agreements was $180.5 million and $94.4 million at December 31, 2014 and 2013, respectively. In addition, substantially all of our municipal bonds have been pledged to the Discount Window of the Federal Reserve Bank of Chicago. Investments in FHLB stock are restricted and may only be resold to, or redeemed by, the issuer.

NOTE 4 – LOANS AND ALLOWANCE FOR LOAN LOSSES

Loans originated for investment are stated at their principal amount outstanding adjusted for partial charge-offs, the allowance, and net deferred loan fees and costs. Interest income on loans is accrued over the term of the loans primarily using the simple interest method based on the principal balance outstanding. Interest is not accrued on loans where collectability is uncertain. Accrued interest is included in other assets in the Consolidated Balance Sheets. Loan origination fees and certain direct costs incurred to extend credit are deferred and amortized over the term of the loan or loan commitment period as an adjustment to the related loan yield.

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

(Continued)

MERCANTILE BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014

NOTE 4 – LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

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

The excess of an acquired impaired loan’s contractually required payments over the amount of its undiscounted cash flows expected to be collected is referred to as the non-accretable difference. The non-accretable difference, which is neither accreted into income nor recorded on the Consolidated Balance Sheets, reflects estimated future credit losses and uncollectable contractual interest expected to be incurred over the life of the acquired impaired loan. The excess cash flows expected to be collected over the carrying amount of the acquired loan is referred to as the accretable yield. This amount is accreted into interest income over the remaining life of the acquired loans or pools using the level yield method. The accretable yield is affected by changes in interest rate indices for variable rate loans, changes in prepayment speed assumptions and changes in expected principal and interest payments over the estimated lives of the acquired impaired loans.

We evaluate quarterly the remaining contractually required payments receivable and estimate cash flows expected to be collected over the lives of the impaired loans. Contractually required payments receivable may increase or decrease for a variety of reasons, for example, when the contractual terms of the loan agreement are modified, when interest rates on variable rate loans change, or when principal and/or interest payments are received. Cash flows expected to be collected on acquired impaired loans are estimated by incorporating several key assumptions similar to the initial estimate of fair value. These key assumptions include probability of default, loss given default, and the amount of actual prepayments after the Merger Date. Prepayments affect the estimated lives of loans and could change the amount of interest income, and possibly principal, expected to be collected. In re-forecasting future estimated cash flows, credit loss expectations are adjusted as necessary. The adjustments are based, in part, on actual loss severities recognized for each loan type, as well as changes in the probability of default. For periods in which estimated cash flows are not re-forecasted, the prior reporting period’s estimated cash flows are adjusted to reflect the actual cash received and credit events that transpired during the current reporting period.

(Continued)

MERCANTILE BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014

NOTE 4 – LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

Increases in expected cash flows of acquired impaired loans subsequent to the Merger Date are recognized prospectively through adjustments of the yield on the loans or pools over their remaining lives, while decreases in expected cash flows are recognized as impairment through a provision for loan losses and an increase in the allowance.

Year-end loans disaggregated by class of loan within the loan portfolio segments were as follows:

					Percent
	December 31, 2014		December 31, 2013		Increase
	Balance	%	Balance	%	(Decrease)
Originated Loans
Commercial:
Commercial and industrial	$384,570,000	30.8%	$286,373,000	27.2%	34.3%
Vacant land, land development, and residential construction	29,826,000	2.4	36,741,000	3.5	(18.8)
Real estate – owner occupied	291,758,000	23.4	261,877,000	24.9	11.4
Real estate – non-owner occupied	410,977,000	33.0	364,066,000	34.6	12.9
Real estate – multi-family and residential rental	36,058,000	2.9	37,639,000	3.5	(4.2)
Total commercial	1,153,189,000	92.5	986,696,000	93.7	16.9

Retail:
Home equity and other	50,059,000	4.0	35,080,000	3.3	42.7
1-4 family mortgages	42,868,000	3.5	31,467,000	3.0	36.2
Total retail	92,927,000	7.5	66,547,000	6.3	39.6

Total originated loans	$1,246,116,000	100.0%	$1,053,243,000	100.0%	18.3%

					Percent
	December 31, 2014		December 31, 2013		Increase
	Balance	%	Balance	%	(Decrease)
Acquired Loans
Commercial:
Commercial and industrial	$166,037,000	19.7%	$0	NA	NM
Vacant land, land development, and residential construction	22,148,000	2.6	0	NA	NM
Real estate – owner occupied	138,630,000	16.4	0	NA	NM
Real estate – non-owner occupied	148,597,000	17.6	0	NA	NM
Real estate – multi-family and residential rental	86,702,000	10.3	0	NA	NM
Total commercial	562,114,000	66.6	0	NA	NM

Retail:
Home equity and other	109,219,000	13.0	0	NA	NM
1-4 family mortgages	171,828,000	20.4	0	NA	NM
Total retail	281,047,000	33.4	0	NA	NM

Total acquired loans	$843,161,000	100.0%	$0	NA	NM

(Continued)

MERCANTILE BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014

NOTE 4 – LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

					Percent
	December 31, 2014		December 31, 2013		Increase
	Balance	%	Balance	%	(Decrease)
Total Loans
Commercial:
Commercial and industrial	$550,607,000	26.4%	$286,373,000	27.2%	92.3%
Vacant land, land development, and residential construction	51,974,000	2.5	36,741,000	3.5	41.5
Real estate – owner occupied	430,388,000	20.5	261,877,000	24.9	64.3
Real estate – non-owner occupied	559,574,000	26.8	364,066,000	34.6	53.7
Real estate – multi-family and residential rental	122,760,000	5.9	37,639,000	3.5	226.2
Total commercial	1,715,303,000	82.1	986,696,000	93.7	73.8

Retail:
Home equity and other	159,278,000	7.6	35,080,000	3.3	354.0
1-4 family mortgages	214,696,000	10.3	31,467,000	3.0	582.3
Total retail	373,974,000	17.9	66,547,000	6.3	462.0

Total loans	$2,089,277,000	100.0%	$1,053,243,000	100.0%	98.4%

The total contractually required payments and carrying value of acquired impaired loans was $31.4 million and $18.6 million, respectively, as of December 31, 2014. Changes in the accretable yield for acquired impaired loans for the seven-month period ended December 31, 2014 were as follows:

2014
Balance at May 31, 2014	$0
Additions	2,514,000
Accretion	(786,000)
Net reclassification from nonaccretable to accretable	3,537,000
Disposals	(40,000)
Other activity	(227,000)
Balance at December 31, 2014	$4,998,000

(Continued)

MERCANTILE BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014

NOTE 4 – LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

Concentrations within the loan portfolio were as follows at year-end:

	2014		2013
		Percentage of		Percentage of
	Balance	Loan Portfolio	Balance	Loan Portfolio
Commercial real estate loans to lessors of non-residential buildings	$480,170,000	23.0%	$299,446,000	28.4%

Year-end nonperforming originated loans were as follows:

	2014	2013

Loans past due 90 days or more still accruing interest	$0	$0
Nonaccrual loans	26,048,000	6,718,000

Total nonperforming loans	$26,048,000	$6,718,000

Year-end nonperforming acquired loans were as follows:

	2014	2013

Loans past due 90 days or more still accruing interest	$26,000	$	NA
Nonaccrual loans	3,358,000		NA

Total nonperforming loans	$3,384,000	$	NA

(Continued)

MERCANTILE BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014

NOTE 4 – LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

The recorded principal balance of nonperforming loans was as follows:

	December 31,	December 31,
	2014	2013

Commercial:
Commercial and industrial	$6,478,000	$1,501,000
Vacant land, land development, and residential construction	209,000	785,000
Real estate – owner occupied	18,062,000	389,000
Real estate – non-owner occupied	378,000	168,000
Real estate – multi-family and residential rental	106,000	208,000
Total commercial	25,233,000	3,051,000

Retail:
Home equity and other	800,000	788,000
1-4 family mortgages	3,399,000	2,879,000
Total retail	4,199,000	3,667,000

Total nonperforming loans	$29,432,000	$6,718,000

Acquired impaired loans are not reported as nonperforming loans based on acquired impaired loan accounting. Acquired non-impaired loans are placed on nonaccrual status and reported as nonperforming or past due using the same criteria applied to the originated loan portfolio.

(Continued)

MERCANTILE BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014

NOTE 4 – LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

An age analysis of past due loans is as follows as of December 31, 2014:

			Greater				Recorded
	30 – 59	60 – 89	Than 89				Balance > 89
	Days	Days	Days	Total		Total	Days and
	Past Due	Past Due	Past Due	Past Due	Current	Loans	Accruing

Originated Loans

Commercial:
Commercial and industrial	$0	$0	$0	$0	$384,570,000	$384,570,000	$0
Vacant land, land development, and residential construction	0	0	0	0	29,826,000	29,826,000	0
Real estate – owner occupied	0	0	120,000	120,000	291,638,000	291,758,000	0
Real estate – non-owner occupied	0	0	116,000	116,000	410,861,000	410,977,000	0
Real estate – multi-family and residential rental	0	0	0	0	36,058,000	36,058,000	0
Total commercial	0	0	236,000	236,000	1,152,953,000	1,153,189,000	0

Retail:
Home equity and other	38,000	3,000	0	41,000	50,018,000	50,059,000	0
1- 4 family mortgages	0	0	366,000	366,000	42,502,000	42,868,000	0
Total retail	38,000	3,000	366,000	407,000	92,520,000	92,927,000	0

Total past due loans	$38,000	$3,000	$602,000	$643,000	$1,245,473,000	$1,246,116,000	$0

(Continued)

MERCANTILE BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014

NOTE 4 – LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

			Greater				Recorded
	30 – 59	60 – 89	Than 89				Balance > 89
	Days	Days	Days	Total		Total	Days and
	Past Due	Past Due	Past Due	Past Due	Current	Loans	Accruing
Acquired Loans

Commercial:
Commercial and industrial	$29,000	$32,000	$76,000	$137,000	$165,900,000	$166,037,000	$0
Vacant land, land development, and residential construction	0	38,000	0	38,000	22,110,000	22,148,000	0
Real estate – owner occupied	51,000	425,000	1,625,000	2,101,000	136,529,000	138,630,000	0
Real estate – non-owner occupied	68,000	598,000	395,000	1,061,000	147,536,000	148,597,000	0
Real estate – multi-family and residential rental	37,000	0	105,000	142,000	86,560,000	86,702,000	0
Total commercial	185,000	1,093,000	2,201,000	3,479,000	558,635,000	562,114,000	0

Retail:
Home equity and other	445,000	419,000	155,000	1,019,000	108,200,000	109,219,000	26,000
1- 4 family mortgages	1,087,000	408,000	750,000	2,245,000	169,583,000	171,828,000	0
Total retail	1,532,000	827,000	905,000	3,264,000	277,783,000	281,047,000	26,000

Total past due loans	$1,717,000	$1,920,000	$3,106,000	$6,743,000	$836,418,000	$843,161,000	$26,000

(Continued)

MERCANTILE BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014

NOTE 4 – LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

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

(Continued)

MERCANTILE BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014

NOTE 4 – LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

Impaired originated loans with no related allowance recorded were as follows as of December 31, 2014:

				Year-To-Date
	Unpaid			Average
	Contractual	Recorded		Recorded
	Principal	Principal	Related	Principal
	Balance	Balance	Allowance	Balance
With no related allowance recorded:
Commercial:
Commercial and industrial	$1,170,000	$1,164,000		$652,000
Vacant land, land development and residential construction	540,000	209,000		227,000
Real estate – owner occupied	3,609,000	1,901,000		4,365,000
Real estate – non-owner occupied	1,210,000	1,210,000		971,000
Real estate – multi-family and residential rental	375,000	317,000		64,000
Total commercial	6,904,000	4,801,000		6,279,000
Retail:
Home equity and other	207,000	191,000		517,000
1-4 family mortgages	1,144,000	560,000		585,000
Total retail	1,351,000	751,000		1,102,000

Total with no related allowance recorded	$8,255,000	$5,552,000	0	$7,381,000

(Continued)

MERCANTILE BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014

NOTE 4 – LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

Impaired originated loans with an allowance recorded and total impaired loans were as follows as of December 31, 2014:

				Year-To-Date
	Unpaid			Average
	Contractual	Recorded		Recorded
	Principal	Principal	Related	Principal
	Balance	Balance	Allowance	Balance
With an allowance recorded:
Commercial:
Commercial and industrial	$5,299,000	$5,226,000	$1,578,000	$2,759,000
Vacant land, land development and residential construction	2,000,000	2,000,000	151,000	3,229,000
Real estate – owner occupied	15,745,000	15,674,000	2,200,000	4,630,000
Real estate – non-owner occupied	16,033,000	15,949,000	4,779,000	18,245,000
Real estate – multi-family and residential rental	1,371,000	1,371,000	666,000	1,700,000
Total commercial	40,448,000	40,220,000	9,374,000	30,563,000
Retail:
Home equity and other	115,000	84,000	84,000	128,000
1-4 family mortgages	2,194,000	2,000,000	694,000	2,115,000
Total retail	2,309,000	2,084,000	778,000	2,243,000

Total with an allowance recorded	$42,757,000	$42,304,000	$10,152,000	$32,806,000

Total impaired loans:
Commercial	$47,352,000	$45,021,000	$9,374,000	$36,842,000
Retail	3,660,000	2,835,000	778,000	3,345,000
Total impaired loans	$51,012,000	$47,856,000	$10,152,000	$40,187,000

(Continued)

MERCANTILE BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014

NOTE 4 – LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

Impaired acquired loans with no related allowance recorded were as follows as of December 31, 2014:

				Year-To-Date
	Unpaid			Average
	Contractual	Recorded		Recorded
	Principal	Principal	Related	Principal
	Balance	Balance	Allowance	Balance
With no related allowance recorded:
Commercial:
Commercial and industrial	$1,586,000	$1,579,000		$563,000
Vacant land, land development and residential construction	0	0		0
Real estate – owner occupied	113,000	113,000		52,000
Real estate – non-owner occupied	326,000	326,000		260,000
Real estate – multi-family and residential rental	487,000	487,000		166,000
Total commercial	2,512,000	2,505,000		1,041,000
Retail:
Home equity and other	641,000	639,000		262,000
1-4 family mortgages	866,000	866,000		458,000
Total retail	1,507,000	1,505,000		720,000

Total with no related allowance recorded	$4,019,000	$4,010,000	0	$1,761,000

(Continued)

MERCANTILE BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014

NOTE 4 – LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

Impaired acquired loans with an allowance recorded and total impaired loans were as follows as of December 31, 2014:

				Year-To-Date
	Unpaid			Average
	Contractual	Recorded		Recorded
	Principal	Principal	Related	Principal
	Balance	Balance	Allowance	Balance
With an allowance recorded:
Commercial:
Commercial and industrial	$0	$0	$0	$0
Vacant land, land development and residential construction	0	0	0	0
Real estate – owner occupied	1,516,000	1,502,000	605,000	501,000
Real estate – non-owner occupied	0	0	0	0
Real estate – multi-family and residential rental	0	0	0	0
Total commercial	1,516,000	1,502,000	605,000	501,000
Retail:
Home equity and other	0	0	0	0
1-4 family mortgages	0	0	0	0
Total retail	0	0	0	0

Total with an allowance recorded	$1,516,000	$1,502,000	$605,000	$501,000

Total impaired loans:
Commercial	$4,028,000	$4,007,000	$605,000	$1,542,000
Retail	1,507,000	1,505,000	0	720,000
Total impaired loans	$5,535,000	$5,512,000	$605,000	$2,262,000

(Continued)

MERCANTILE BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014

NOTE 4 – LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

Impaired originated loans with no related allowance recorded were as follows as of December 31, 2013:

				Year-To-Date
	Unpaid			Average
	Contractual	Recorded		Recorded
	Principal	Principal	Related	Principal
	Balance	Balance	Allowance	Balance
With no related allowance recorded:
Commercial:
Commercial and industrial	$2,229,000	$511,000		$1,205,000
Vacant land, land development and residential construction	475,000	362,000		991,000
Real estate – owner occupied	1,270,000	785,000		1,084,000
Real estate – non-owner occupied	895,000	733,000		4,049,000
Real estate – multi-family and residential rental	41,000	1,000		390,000
Total commercial	4,910,000	2,392,000		7,719,000
Retail:
Home equity and other	507,000	461,000		471,000
1-4 family mortgages	1,272,000	647,000		727,000
Total retail	1,779,000	1,108,000		1,198,000

Total with no related allowance recorded	$6,689,000	$3,500,000	0	$8,917,000

(Continued)

MERCANTILE BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014

NOTE 4 – LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

Impaired originated loans with an allowance recorded and total impaired loans were as follows as of December 31, 2013:

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

Impaired loans for which no allocation of the allowance for loan losses has been made generally reflect situations whereby the loans have been charged-down to estimated collateral value. Interest income recognized on accruing troubled debt restructurings totaled $1.8 million, $2.5 million and $2.0 million during 2014, 2013 and 2012, respectively. Interest income recognized on nonaccrual loans totaled $1.9 million during 2013, reflecting the collection of interest at the time of principal pay-off. No such significant collections of interest income were recorded during 2014 or 2012. Lost interest income on nonaccrual loans totaled $0.1 million, $0.4 million and $0.8 million during 2014, 2013 and 2012, respectively.

(Continued)

MERCANTILE BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014

NOTE 4 – LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

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

Loans by credit quality indicators were as follows as of December 31, 2014:

Originated Loans

Commercial credit exposure – credit risk profiled by internal credit risk grades:

	Commercial and Industrial	Commercial Vacant Land, Land Development, and Residential Construction	Commercial Real Estate - Owner Occupied	Commercial Real Estate - Non-Owner Occupied	Commercial Real Estate - Multi-Family and Residential Rental

Internal credit risk grade groupings:
Grades 1 – 4	$266,631,000	$11,242,000	$190,656,000	$285,035,000	$12,394,000
Grades 5 – 7	109,639,000	16,375,000	83,123,000	113,982,000	22,282,000
Grades 8 – 9	8,300,000	2,209,000	17,979,000	11,960,000	1,382,000
Total commercial	$384,570,000	$29,826,000	$291,758,000	$410,977,000	$36,058,000

Retail credit exposure – credit risk profiled by collateral type:

	Retail	Retail
	Home Equity	1-4 Family
	and Other	Mortgages

Total retail	$50,059,000	$42,868,000

(Continued)

MERCANTILE BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014

NOTE 4 – LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

Acquired Loans

Commercial credit exposure – credit risk profiled by internal credit risk grades:

		Commercial			Commercial
		Vacant Land,	Commercial	Commercial	Real Estate -
	Commercial	Land Development,	Real Estate -	Real Estate -	Multi-Family
	and	and Residential	Owner	Non-Owner	and Residential
	Industrial	Construction	Occupied	Occupied	Rental

Internal credit risk grade groupings:
Grades 1 – 4	$72,411,000	$5,875,000	$39,496,000	$65,886,000	$35,858,000
Grades 5 – 7	90,320,000	14,472,000	92,212,000	78,103,000	49,781,000
Grades 8 – 9	3,306,000	1,801,000	6,922,000	4,608,000	1,063,000
Total commercial	$166,037,000	$22,148,000	$138,630,000	$148,597,000	$86,702,000

Retail credit exposure – credit risk profiled by collateral type:

	Retail	Retail
	Home Equity	1-4 Family
	and Other	Mortgages

Total retail	$109,219,000	$171,828,000

(Continued)

MERCANTILE BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014

NOTE 4 – LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

Loans by credit quality indicators were as follows as of December 31, 2013:

Originated Loans

Commercial credit exposure – credit risk profiled by internal credit risk grades:

		Commercial Vacant Land, Land	Commercial	Commercial	Commercial Real Estate -
	Commercial	Development,	Real Estate -	Real Estate -	Multi-Family
	and	and Residential	Owner	Non-Owner	and Residential
	Industrial	Construction	Occupied	Occupied	Rental

Internal credit risk grade groupings:
Grades 1 – 4	$208,151,000	$6,973,000	$156,230,000	$219,325,000	$15,465,000
Grades 5 – 7	76,237,000	25,535,000	103,066,000	122,717,000	19,469,000
Grades 8 – 9	1,985,000	4,233,000	2,581,000	22,024,000	2,705,000
Total commercial	$286,373,000	$36,741,000	$261,877,000	$364,066,000	$37,639,000

Retail credit exposure – credit risk profiled by collateral type:

	Retail	Retail
	Home Equity	1-4 Family
	and Other	Mortgages

Total retail	$35,080,000	$31,467,000

(Continued)

MERCANTILE BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014

NOTE 4 – LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

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

(Continued)

MERCANTILE BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014

NOTE 4 – LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

The allowance for originated loan losses and recorded investments in originated loans for the year-ended December 31, 2014 are as follows:

	Commercial	Retail
	Loans	Loans	Unallocated	Total

Allowance for loan losses:
Beginning balance	$20,455,000	$2,358,000	$8,000	$22,821,000
Provision for loan losses	(3,140,000)	(721,000)	68,000	(3,793,000)
Charge-offs	(876,000)	(554,000)	0	(1,430,000)
Recoveries	1,297,000	404,000	0	1,701,000
Ending balance	$17,736,000	$1,487,000	$76,000	$19,299,000

Ending balance: individually evaluated for impairment	$9,374,000	$777,000	$0	$10,151,000

Ending balance: collectively evaluated for impairment	$8,362,000	$710,000	$76,000	$9,148,000

Total loans:
Ending balance	$1,153,189,000	$92,927,000		$1,246,116,000

Ending balance: individually evaluated for impairment	$45,021,000	$2,835,000		$47,856,000

Ending balance: collectively evaluated for impairment	$1,108,168,000	$90,092,000		$1,198,260,000

The allowance for acquired loan losses for the year-ended December 31, 2014 is as follows:

	Commercial	Retail
	Loans	Loans	Unallocated	Total
Allowance for loan losses:
Beginning balance	$0	$0	$0	$0
Provision for loan losses	734,000	59,000	0	793,000
Charge-offs	(55,000)	(16,000)	0	(71,000)
Recoveries	2,000	18,000	0	20,000
Ending balance	$681,000	$61,000	$0	$742,000

In accordance with the applicable accounting guidance for business combinations, there was no carry-over of Firstbank’s previously established allowance for loan losses.

(Continued)

MERCANTILE BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014

NOTE 4 – LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

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
December 31, 2014

NOTE 4 – LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

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

(Continued)

MERCANTILE BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014

NOTE 4 – LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

Loans modified as troubled debt restructurings during 2014 were as follows:

		Pre-	Post-
		Modification	Modification
		Recorded	Recorded
	Number of	Principal	Principal
	Contracts	Balance	Balance
Originated Loans

Commercial:
Commercial and industrial	2	$5,994,000	$6,094,000
Vacant land, land development and residential construction	0	0	0
Real estate – owner occupied	2	16,787,000	16,787,000
Real estate – non-owner occupied	1	146,000	146,000
Real estate – multi-family and residential rental	0	0	0
Total commercial	5	22,927,000	23,027,000

Retail:
Home equity and other	0	0	0
1-4 family mortgages	0	0	0
Total retail	0	0	0

Total	5	$22,927,000	$23,027,000

Acquired Loans

Commercial:
Commercial and industrial	7	$1,604,000	$1,604,000
Vacant land, land development and residential construction	0	0	0
Real estate – owner occupied	2	1,619,000	1,619,000
Real estate – non-owner occupied	1	65,000	65,000
Real estate – multi-family and residential rental	4	394,000	394,000
Total commercial	14	3,682,000	3,682,000

Retail:
Home equity and other	1	26,000	26,000
1-4 family mortgages	1	179,000	179,000
Total retail	2	205,000	205,000

Total	16	$3,887,000	$3,887,000

(Continued)

MERCANTILE BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014

NOTE 4 – LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

Originated loans modified as troubled debt restructurings during 2013 were as follows:

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

The following originated loans, modified as troubled debt restructurings within the previous twelve months, became over 30 days past due during the twelve months ended December 31, 2014 (amounts as of period end):

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

(Continued)

MERCANTILE BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014

NOTE 4 – LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

The following acquired loans, modified as troubled debt restructurings within the previous seven months, became over 30 days past due during the seven months ended December 31, 2014 (amounts as of period end):

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

(Continued)

MERCANTILE BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014

NOTE 4 – LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

Activity for originated loans categorized as troubled debt restructurings during 2014 is as follows:

		Commercial
		Vacant Land, Land	Commercial	Commercial	Commercial Real Estate -
	Commercial	Development,	Real Estate -	Real Estate -	Multi-Family
	and	and Residential	Owner	Non-Owner	and Residential
	Industrial	Construction	Occupied	Occupied	Rental

Commercial Loan Portfolio:
Beginning Balance	$1,656,000	$4,501,000	$1,816,000	$22,311,000	$2,620,000
Charge-Offs	(67,000)	0	(11,000)	0	(420,000)
Payments	(871,000)	(4,719,000)	(2,343,000)	(5,190,000)	(1,695,000)
Transfers to ORE	(21,000)	0	(48,000)	0	0
Net Additions/Deletions	6,329,000	2,898,000	17,746,000	318,000	0
Ending Balance	$7,026,000	$2,680,000	$17,160,000	$17,439,000	$505,000

	Retail	Retail
	Home Equity	1-4 Family
	and Other	Mortgages
Retail Loan Portfolio:
Beginning Balance	$0	$1,987,000
Charge-Offs	0	0
Payments	0	(224,000)
Transfers to ORE	0	0
Net Additions/Deletions	0	204,000
Ending Balance	$0	$1,967,000

(Continued)

MERCANTILE BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014

NOTE 4 – LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

Activity for acquired loans categorized as troubled debt restructurings during the last seven months of 2014 is as follows:

		Commercial
		Vacant Land, Land	Commercial	Commercial	Commercial Real Estate -
	Commercial	Development,	Real Estate -	Real Estate -	Multi-Family
	and	and Residential	Owner	Non-Owner	and Residential
	Industrial	Construction	Occupied	Occupied	Rental

Commercial Loan Portfolio:
Beginning Balance	$0	$0	$0	$0	$0
Charge-Offs	0	0	0	0	0
Payments	(2,000)	0	0	0	(18,000)
Transfers to ORE	0	0	0	0	0
Net Additions/Deletions	1,441,000	0	1,569,000	64,000	399,000
Ending Balance	$1,439,000	$0	$1,569,000	$64,000	$381,000

	Retail	Retail
	Home Equity	1-4 Family
	and Other	Mortgages

Retail Loan Portfolio:
Beginning Balance	$0	$0
Charge-Offs	0	0
Payments	0	0
Transfers to ORE	0	0
Net Additions/Deletions	26,000	178,000
Ending Balance	$26,000	$178,000

(Continued)

MERCANTILE BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014

NOTE 4 – LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

Activity for loans categorized as troubled debt restructurings during 2013 is as follows:

		Commercial
		Vacant Land, Land	Commercial	Commercial	Commercial Real Estate -
	Commercial	Development,	Real Estate -	Real Estate -	Multi-Family
	and	and Residential	Owner	Non-Owner	and Residential
	Industrial	Construction	Occupied	Occupied	Rental

Commercial Loan Portfolio:
Beginning Balance	$2,720,000	$3,071,000	$4,116,000	$37,671,000	$3,027,000
Charge-Offs	(35,000)	(725,000)	(70,000)	(2,537,000)	(15,000)
Payments	(2,781,000)	(1,596,000)	(2,151,000)	(13,795,000)	(735,000)
Transfers to ORE	(74,000)	0	(363,000)	(1,153,000)	0
Net Additions/Deletions	1,826,000	3,751,000	284,000	2,126,000	343,000
Ending Balance	$1,656,000	$4,501,000	$1,816,000	$22,312,000	$2,620,000

	Retail	Retail
	Home Equity	1-4 Family
	and Other	Mortgages
Retail Loan Portfolio:
Beginning Balance	$0	$155,000
Charge-Offs	0	0
Payments	0	(46,000)
Transfers to ORE	0	0
Net Additions/Deletions	0	1,878,000
Ending Balance	$0	$1,987,000

(Continued)

MERCANTILE BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014

NOTE 4 – LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

Activity for loans categorized as troubled debt restructurings during 2012 is as follows:

		Commercial
		Vacant Land, Land	Commercial	Commercial	Commercial Real Estate -
	Commercial	Development,	Real Estate -	Real Estate -	Multi-Family
	and	and Residential	Owner	Non-Owner	and Residential
	Industrial	Construction	Occupied	Occupied	Rental

Commercial Loan Portfolio:
Beginning Balance	$4,553,000	$5,100,000	$6,183,000	$12,036,000	$12,626,000
Charge-Offs	(540,000)	(63,000)	(426,000)	(720,000)	(2,180,000)
Payments	(2,584,000)	(2,013,000)	(3,443,000)	(2,482,000)	(7,422,000)
Transfers to ORE	(96,000)	0	(65,000)	(1,045,000)	(186,000)
Net Additions/Deletions	1,387,000	47,000	1,867,000	29,882,000	189,000
Ending Balance	$2,720,000	$3,071,000	$4,116,000	$37,671,000	$3,027,000

	Retail	Retail
	Home Equity	1-4 Family
	and Other	Mortgages
Retail Loan Portfolio:
Beginning Balance	$0	$164,000
Charge-Offs	0	0
Payments	0	(9,000)
Transfers to ORE	0	0
Net Additions/Deletions	0	0
Ending Balance	$0	$155,000

(Continued)

MERCANTILE BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014

NOTE 4 – LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

The allowance related to loans categorized as troubled debt restructurings was as follows:

	December 31,	December 31,
	2014	2013

Commercial:
Commercial and industrial	$16,000	$187,000
Vacant land, land development, and residential construction	151,000	798,000
Real estate – owner occupied	182,000	528,000
Real estate – non-owner occupied	4,778,000	7,828,000
Real estate – multi-family and residential rental	666,000	1,010,000
Total commercial	5,793,000	10,351,000

Retail:
Home equity and other	0	0
1-4 family mortgages	0	48,000
Total retail	0	48,000

Total related allowance	$5,793,000	$10,399,000

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

NOTE 5 - PREMISES AND EQUIPMENT, NET

Year-end premises and equipment were as follows:

	2014	2013
Land and improvements	$16,579,000	$8,556,000
Buildings	38,761,000	24,733,000
Furniture and equipment	16,622,000	12,718,000
	71,962,000	46,007,000
Less: accumulated depreciation	23,150,000	21,109,000

Total premises and equipment	$48,812,000	$24,898,000

(Continued)

MERCANTILE BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014

NOTE 5 - PREMISES AND EQUIPMENT, NET (Continued)

Future lease payments total $1.8 million, comprised of $0.4 million in one year, $0.8 million in one to three years, $0.5 million in three to five years and $0.1 million in over five years. Depreciation expense totaled $2.3 million in 2014, $1.3 million in 2013, and $1.5 million in 2012.

NOTE 6 – MORTGAGE LOAN SERVICING

Mortgage loans serviced for others are not reported as assets in the Consolidated Balance Sheets. The mortgage loan servicing portfolio was acquired in the merger with Firstbank. The year-end aggregate unpaid principal balances of mortgage loans serviced for others were as follows:

2014
Mortgage loan portfolios serviced for:
Federal Home Loan Mortgage Corporation	$589,118,000
Federal Home Loan Bank	1,702,000
Total mortgage loans serviced for others	$590,820,000

Custodial escrow balances maintained in connection with serviced loans were $2.8 million as of December 31, 2014.

Activity for capitalized mortgage loan servicing rights, included in other assets in the Consolidated Balance Sheets, during 2014 was as follows:

2014
Balance at January 1, 2014	$0
Firstbank merger	7,389,000
Additions	575,000
Amortized to expense	(1,252,000)
Balance at December 31, 2014	$6,712,000

We determined that no valuation allowance was necessary as of December 31, 2014. The estimated fair value of mortgage servicing rights was $7.3 million as of December 31, 2014. The fair value of mortgage servicing rights is estimated using a valuation model that calculates the present value of estimated future net servicing cash flows, taking into consideration expected mortgage loan prepayment rates, discount rates, servicing costs and other economic factors, which are determined based on current market conditions. Fair value was determined using a discount rate of 7.05%, a weighted average constant prepayment rate of 12.6%, depending on the stratification of the specific right, and a weighted average delinquency rate of 1.01%.

(Continued)

MERCANTILE BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014

NOTE 6 – MORTGAGE LOAN SERVICING (Continued)

The weighted average amortization period is 3.7 years as of December 31, 2014. Estimated amortization is as follows:

2015	$1,560,000
2016	1,256,000
2017	1,023,000
2018	857,000
2019	722,000
Thereafter	1,294,000

NOTE 7 – CORE DEPOSIT INTANGIBLE ASSETS, NET

The gross carrying amount of core deposit intangible assets totaled $17.5 million as of December 31, 2014 (none at December 31, 2013). The accumulated amortization on core deposit intangible assets was $1.9 million, providing for a net carry balance of $15.6 million as of December 31, 2014.

The estimated amortization expense on core deposit intangible assets in future periods is:

2015	$2,992,000
2016	2,675,000
2017	2,357,000
2018	2,039,000
2019	1,721,000
Thereafter	3,839,000

(Continued)

MERCANTILE BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014

NOTE 8 – DEPOSITS

Deposits at year-end are summarized as follows:

					Percent
	December 31, 2014		December 31, 2013		Increase
	Balance	%	Balance	%	(Decrease)

Noninterest-bearing demand	$558,738,000	24.5%	$224,580,000	20.1%	148.8%
Interest-bearing checking	413,382,000	18.2	197,388,000	17.6	109.4
Money market	235,587,000	10.3	133,369,000	11.9	76.6
Savings	330,459,000	14.5	52,606,000	4.7	528.2
Time, under $100,000	181,026,000	8.0	43,251,000	3.9	318.5
Time, $100,000 and over	382,120,000	16.8	254,600,000	22.8	50.1
	2,101,312,000	92.3	905,794,000	81.0	132.0
Out-of-area time, under $100,000	2,422,000	0.1	4,078,000	0.4	(40.6)
Out-of-area time, $100,000 and over	173,181,000	7.6	209,039,000	18.6	(17.2)
	175,603,000	7.7	213,117,000	19.0	(17.6)
Total deposits	$2,276,915,000	100.0%	$1,118,911,000	100.0%	103.5

Out-of-area certificates of deposit consist of certificates obtained from depositors outside of our primary market areas almost exclusively through deposit brokers.

The following table depicts the maturity distribution for certificates of deposit at year-end:

	2014	2013
In one year or less	$368,163,000	$213,454,000
In one to two years	153,346,000	80,138,000
In two to three years	118,919,000	73,271,000
In three to four years	60,953,000	95,979,000
In four to five years	37,368,000	48,126,000

Total certificates of deposit	$738,749,000	$510,968,000

(Continued)

MERCANTILE BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014

NOTE 8 – DEPOSITS (Continued)

The following table depicts the maturity distribution for certificates of deposit with balances of $100,000 or more at year-end:

	2014	2013
Up to three months	$75,356,000	$57,469,000
Three months to six months	65,838,000	41,237,000
Six months to twelve months	125,492,000	93,920,000
Over twelve months	288,615,000	271,013,000

Total certificates of deposit	$555,301,000	$463,639,000

NOTE 9 – SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

Information regarding securities sold under agreements to repurchase at year-end is summarized below:

	2014	2013
Outstanding balance at year-end	$167,569,000	$69,305,000
Weighted average interest rate at year-end	0.11%	0.12%

Average daily balance during the year	$105,474,000	$65,939,000
Weighted average interest rate during the year	0.12%	0.12%

Maximum daily balance during the year	$178,042,000	$78,960,000

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

NOTE 10 - FEDERAL HOME LOAN BANK ADVANCES

Federal Home Loan Bank (“FHLB”) advances totaled $54.0 million at December 31, 2014, and mature at varying dates from January 2015 through September 2017, with fixed rates of interest from 0.62% to 1.51% and averaging 1.26%. FHLB advances totaled $45.0 million at December 31, 2013, and were expected to mature at varying dates ranging from March 2017 through September 2017, with fixed rates of interest from 1.22% to 1.51% and averaging 1.34%.

Each advance is payable at its maturity date, and is subject to a prepayment fee if paid prior to the maturity date. The advances are generally collateralized by a blanket lien on our residential mortgage loan portfolio. Our borrowing line of credit as of December 31, 2014 totaled $409.5 million, with availability of $355.5 million.

(Continued)

MERCANTILE BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014

NOTE 10 - FEDERAL HOME LOAN BANK ADVANCES (Continued)

Maturities over the next five years are:
2015	$6,022,000
2016	3,000,000
2017	45,000,000
2018	0
2019	0

NOTE 11 - FEDERAL INCOME TAXES

The consolidated income tax expense is as follows:

	2014	2013	2012

Current expense	$3,359,000	$0	$0
Deferred expense	4,506,000	8,092,000	5,636,000
Tax expense	$7,865,000	$8,092,000	$5,636,000

A reconciliation of the differences between the federal income tax expense recorded and the amount computed by applying the federal statutory rate to income before income taxes is as follows:

	2014	2013	2012

Tax at statutory rate (35%)	$8,819,000	$8,794,000	$6,360,000
Increase (decrease) from
Tax-exempt interest	(621,000)	(347,000)	(486,000)
Bank owned life insurance	(415,000)	(465,000)	(535,000)
Other	82,000	110,000	297,000
Tax expense	$7,865,000	$8,092,000	$5,636,000

(Continued)

MERCANTILE BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014

NOTE 11 - FEDERAL INCOME TAXES (Continued)

Significant components of deferred tax assets and liabilities as of December 31, 2014 and 2013 are as follows:

	2014	2013
Deferred income tax assets
Allowance for loan losses	$7,014,000	$7,987,000
Tax credit carryforwards	3,395,000	1,397,000
Nonaccrual loan interest income	471,000	605,000
Deferred compensation	1,304,000	567,000
Deferred loan fees	445,000	273,000
Fair value write-downs on foreclosed properties	212,000	241,000
Fair value of interest rate swap	89,000	92,000
Losses on capital investments	450,000	0
Stock compensation	521,000	207,000
Net operating loss carryforward	0	4,050,000
Unrealized loss on securities	0	2,908,000
Other	725,000	136,000
	14,626,000	18,463,000
Deferred income tax liabilities
Depreciation	1,217,000	419,000
Prepaid expenses	425,000	192,000
Core deposit intangible	5,386,000	0
Mortgage loan servicing rights	2,349,000	0
Unrealized gain on securities	112,000	0
Other	476,000	98,000
	9,965,000	709,000
Net deferred tax asset before valuation allowance	4,661,000	17,754,000
Valuation allowance	(450,000)	0
Total net deferred tax asset	$4,211,000	$17,754,000

A valuation allowance related to deferred tax assets is required when it is considered more likely than not that all or part of the benefits related to such assets will not be realized. We do not believe the deferred tax asset related to losses on certain capital investments acquired in our merger with Firstbank is more likely than not to be realized. Therefore, we established a valuation allowance of $0.5 million in connection with the acquisition accounting at the time of the merger.

At December 31, 2014, we had carryforwards of the following tax attributes: general business tax credits of $0.6 million that expire in the years 2028 through 2034; and $2.8 million of federal alternative minimum tax credits with an indefinite life.

We had no unrecognized tax benefits at any time during 2014 or 2013 and do not anticipate any significant increase in unrecognized tax benefits during 2015. Should the accrual of any interest or penalties relative to unrecognized tax benefits be necessary, it is our policy to record such accruals in our income tax accounts; no such accruals existed at any time during 2014 or 2013. Our U.S. federal income tax returns are no longer subject to examination for all years before 2011.

(Continued)

MERCANTILE BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014

NOTE 12 – STOCK-BASED COMPENSATION

Stock-based compensation plans are used to provide directors and employees with an increased incentive to contribute to our long-term performance and growth, to align the interests of directors and employees with the interests of our shareholders through the opportunity for increased stock ownership and to attract and retain directors and employees. From 2000 through 2005, stock option grants were provided to directors and certain employees through several stock option plans, including the 2000 Employee Stock Option Plan, 2004 Employee Stock Option Plan and Independent Director Stock Option Plan. During 2006, 2007 and 2008, stock option and restricted stock grants were provided to certain employees through the Stock Incentive Plan of 2006. No stock option or restricted stock grants were made during 2009, 2010 or 2011. During 2012, restricted stock grants were provided to directors and certain employees through the Stock Incentive Plan of 2006. No stock option or restricted stock grants were made during 2013 due to the pending merger with Firstbank. During 2014, stock option and restricted stock grants were provided to certain employees through the Stock Incentive Plan of 2006. In addition, stock grants were provided to directors as retainer payments during 2014 through the Stock Incentive Plan of 2006.

Under our 2000 Employee Stock Option Plan and 2004 Employee Stock Option Plan, stock options granted to employees were granted at the market price on the date of grant, generally fully vested after one year and expired ten years from the date of grant. Stock options granted to non-executive officers during 2005 vested about three weeks after being granted. Under our Independent Director Stock Option Plan, stock options granted to non-employee directors were at 125% of the market price on the date of grant, fully vested after five years and expire ten years from the date of grant.

The Stock Incentive Plan of 2006 replaced all of our outstanding stock option plans for stock options not previously granted. Under the Stock Incentive Plan of 2006, incentive awards may include, but are not limited to, stock options, restricted stock, stock appreciation rights and stock awards. Incentive awards that are stock options or stock appreciation rights are granted with an exercise price not less than the closing price of our common stock on the date of grant, or for stock options granted in 2006 or 2007, the day before the date of grant, if the closing price was higher on the day before the date of grant. Price, vesting and expiration date parameters are determined by Mercantile’s Compensation Committee on a grant-by-grant basis. Generally, the stock options granted to employees during 2006, 2007 and 2008 fully vested after two years and expire after seven years. The restricted stock awards granted to certain employees during 2006, 2007 and 2008 fully vested after four years, while the restricted stock awards granted to directors and certain employees during 2012 fully vested after two years. No payments were required from employees for the restricted stock awards. The restricted stock awards granted to certain employees during 2014 fully vest after three years. The stock options granted to certain employees during 2014, which were at 110% of the market price on the date of grant, fully vest after two years and expire after seven years. At year-end 2014, there were approximately 277,000 shares authorized for future incentive awards.

In conjunction with the Firstbank merger, all of our outstanding restricted stock awards, which were scheduled to vest in full in November, 2014, became fully vested on June 1, 2014, resulting in the recognition of compensation expense of $0.2 million in the second quarter of 2014 to reflect the accelerated vesting of the restricted stock awards. The unrecognized compensation cost related to unvested stock options was less than $0.1 million as of December 31, 2014, which will be recognized as expense over the next two years. The unrecognized compensation cost related to restricted stock grants was $2.0 million as of December 31, 2014, which will be recognized as expense over the next three years.

(Continued)

MERCANTILE BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014

NOTE 12 – STOCK-BASED COMPENSATION (Continued)

Also in conjunction with the Firstbank merger, we issued Mercantile stock options in replacement of all outstanding Firstbank stock option grants that had been previously issued to Firstbank employees under the Firstbank Corporation Stock Option and Restricted Stock Plan of 1997 and the Firstbank Corporation 2006 Stock Compensation Plan. In general, stock option grants for 50 shares or less fully vested after one year from date of grant, while stock option grants for more than 50 shares vested over a five-year period at 20% of the grant per annum starting one year from date of grant. The stock option grants expire ten years from date of grant. There were approximately 282,200 Mercantile stock options issued as a result of the merger, with about 258,400 of the stock option grants fully vested and exercisable on the date of merger. Unrecognized compensation cost related to the unvested stock options was less than $0.1 million as of December 31, 2014, which will be fully expensed during 2015.

A summary of restricted stock activity from grants issued under the Mercantile Stock Incentive Plan of 2006 during the past three years is as follows:

	2014		2013		2012
		Weighted		Weighted		Weighted
		Average		Average		Average
	Shares	Fair Value	Shares	Fair Value	Shares	Fair Value

Nonvested at beginning of year	63,800	$14.30	66,100	$14.30	38,650	$6.20
Granted	101,490	20.13	0	NA	66,100	14.30
Vested	(63,300)	14.30	0	NA	(38,266)	6.20
Forfeited	(500)	14.30	(2,300)	14.30	(384)	6.20
Nonvested at end of year	101,490	$20.13	63,800	$14.30	66,100	$14.30

A summary of stock option activity from grants issued under various Mercantile plans during the past three years is as follows:

	2014		2013		2012
		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price

Outstanding at beginning of year	60,876	$33.11	152,896	$26.15	214,903	$22.40
Granted	6,488	22.15	0	NA	0	NA
Exercised	(2,845)	17.74	(51,055)	13.72	(50,930)	10.83
Forfeited or expired	(29,184)	34.60	(40,965)	31.30	(11,077)	23.77
Outstanding at end of year	35,335	$31.09	60,876	$33.11	152,896	$26.15
Options exercisable at year-end	28,847	$33.11	60,876	$33.11	152,896	$26.15

(Continued)

MERCANTILE BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014

NOTE 12 – STOCK-BASED COMPENSATION (Continued)

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

The fair value of stock options granted during 2014 was determined using the following weighted-average assumptions as of the grant date. No stock options were granted during 2013 or 2012.

2014

Risk-free interest rate	1.56%
Expected option life (Years)	5
Expected stock price volatility	26%
Dividend yield	2.5%

Options issued under various Mercantile plans outstanding at year-end 2014 were as follows:

			Outstanding			Exercisable
				Weighted Average	Weighted		Weighted
Range of				Remaining	Average		Average
Exercise				Contractual	Exercise		Exercise
Prices			Number	Life (Years)	Price	Number	Price

$6.21	-	$ 8.00	2,700	0.9	$6.21	2,700	$6.21
$20.01	-	$24.00	6,488	6.9	22.15	0	NA
$32.01	-	$36.00	26,147	0.9	35.88	26,147	35.88
Outstanding at year end			35,335	2.0	$31.09	28,847	$33.11

Information related to options issued under various Mercantile plans outstanding at year-end 2014, 2013 and 2012 is as follows:

	2014	2013	2012

Minimum exercise price	$6.21	$6.21	$6.21
Maximum exercise price	35.88	40.28	40.28
Average remaining option term (Years)	2.0	1.4	1.9

(Continued)

MERCANTILE BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014

NOTE 12 – STOCK-BASED COMPENSATION (Continued)

Information related to stock option grants and exercises issued under various Mercantile plans during 2014, 2013 and 2012 is as follows:

	2014	2013	2012
Aggregate intrinsic value of stock options exercised	$11,000	$408,000	$307,000
Cash received from stock option exercises	50,000	289,000	227,000
Tax benefit realized from stock option exercises	0	0	0
Weighted average per share fair value of stock options granted	$2.72	NA	NA

The aggregate intrinsic value of all stock options issued under various Mercantile plans outstanding and exercisable at December 31, 2014 was less than $0.1 million. Shares issued as a result of the exercise of stock option grants have been authorized and previously unissued shares.

A summary of stock option activity from grants issued under various Firstbank plans that became part of Mercantile’s plans upon consummation of the merger on June 1, 2014 is as follows:

	2014
		Weighted
		Average
		Exercise
	Shares	Price

Outstanding at beginning of year	0	0
Granted	0	0
Replaced as part of merger	282,178	15.48
Exercised	(27,740)	8.34
Forfeited or expired	(36,456)	24.46
Outstanding at end of year	217,982	$14.89

Options exercisable at year-end	210,777	$15.22

(Continued)

MERCANTILE BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014

NOTE 12 – STOCK-BASED COMPENSATION (Continued)

Options issued under various Firstbank plans outstanding at year-end 2014 were as follows:

			Outstanding			Exercisable
				Weighted Average	Weighted		Weighted
Range of				Remaining	Average		Average
Exercise				Contractual	Exercise		Exercise
Prices			Number	Life (Years)	Price	Number	Price

$4.00	-	$8.00	63,590	4.9	$6.53	56,385	$6.70
$8.01	-	$12.00	68,430	3.7	13.20	68,430	13.20
$20.01	-	$25.00	85,962	1.4	22.43	85,962	22.43
Outstanding at year end			217,982	3.1	$14.89	210,777	$15.22

Information related to options issued under various Firstbank plans outstanding at year-end 2014 is as follows:

2014

Minimum exercise price	$5.19
Maximum exercise price	24.46
Average remaining option term (Years)	3.1

Information related to stock option grants and exercises issued under various Firstbank plans during 2014 is as follows:

2014
Aggregate intrinsic value of stock options exercised	$333,000
Cash received from stock option exercises	232,000
Tax benefit realized from stock option exercises	116,000
Weighted average per share fair value of stock options granted	NA

The aggregate intrinsic value of all stock options issued under various Firstbank plans outstanding and exercisable at December 31, 2014 was $1.3 million. Shares issued as a result of the exercise of stock option grants have been authorized and previously unissued shares.

On June 26, 2014, we granted a total of 7,375 shares of common stock to our Corporate, Bank and Regional Advisory Boards of Directors for retainer payments for the period of June 1, 2014 through December 31, 2014. The associated $0.2 million cost was expensed on a straightline basis over the last six months of 2014.

NOTE 13 – RELATED PARTIES

Certain directors and executive officers of the Bank, including their immediate families and companies in which they are principal owners, were loan customers of the Bank. At year-end 2014 and 2013, the Bank had $15.8 million and $7.8 million in loan commitments to directors and executive officers, of which $9.0 million and $6.9 million were outstanding at year-end 2014 and 2013, respectively, as reflected in the following table. The line item entitled “Adjustments” primarily relates to the Firstbank merger in 2014 and Board member retirements during 2013.

	2014	2013

Beginning balance	$6,884,000	$1,418,000
New loans	781,000	6,309,000
Repayments	(381,000)	(252,000)
Adjustments	1,718,000	(591,000)
Ending balance	$9,002,000	$6,884,000

Related party deposits and repurchase agreements totaled $16.6 million and $3.9 million at year-end 2014 and 2013, respectively.

(Continued)

MERCANTILE BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014

NOTE 14 – COMMITMENTS AND OFF-BALANCE-SHEET RISK

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

These instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized, if any, in the balance sheet. Our maximum exposure to loan loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual notional amount of those instruments. We use the same credit policies in making commitments and conditional obligations as we do for on-balance sheet instruments. Collateral, such as accounts receivable, securities, inventory, and property and equipment, is generally obtained based on management’s credit assessment of the borrower. If required, estimated loss exposure resulting from these instruments is expensed and recorded as a liability. There was no liability balance for these instruments as of December 31, 2014 and 2013.

At year-end 2014 and 2013, the rates on existing off-balance sheet instruments were substantially equivalent to current market rates, considering the underlying credit standing of the counterparties.

Our maximum exposure to credit losses for loan commitments and standby letters of credit outstanding at year-end was as follows:

	2014	2013
Commercial unused lines of credit	$554,856,000	$257,937,000
Unused lines of credit secured by 1 – 4 family residential properties	60,983,000	23,429,000
Credit card unused lines of credit	11,649,000	9,013,000
Other consumer unused lines of credit	8,673,000	5,695,000
Commitments to make loans	110,126,000	58,799,000
Standby letters of credit	35,461,000	19,670,000
Total commitments	$781,748,000	$374,543,000

(Continued)

MERCANTILE BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014

NOTE 14 – COMMITMENTS AND OFF-BALANCE-SHEET RISK (Continued)

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

Certain of our commercial loan customers have entered into interest rate swap agreements directly with our correspondent banks. To assist our commercial loan customers in these transactions, and to encourage our correspondent banks to enter into the interest rate swap transactions with minimal credit underwriting analyses on their part, we have entered into risk participation agreements with the correspondent banks whereby we agree to make payments to the correspondent banks owed by our commercial loan customers under the interest rate swap agreement in the event that our commercial loan customers do not make the payments. We are not a party to the interest rate swap agreements under these arrangements. As of December 31, 2014, the total notional amount of the underlying interest rate swap agreements was $15.4 million, with a net fair value from our commercial loan customers’ perspective of negative $2.9 million. These risk participation agreements are considered financial guarantees in accordance with applicable accounting guidance and are therefore recorded as liabilities at fair value, generally equal to the fees collected at the time of their execution. These liabilities are accreted into income during the terms of the interest rate swap agreements, generally ranging from an original term of four to fifteen years, and totaled less than $0.1 million at December 31, 2014 and December 31, 2013.

The following instruments are considered financial guarantees under current accounting guidance. These instruments are carried at fair value.

	2014		2013
	Contract	Carrying	Contract	Carrying
	Amount	Value	Amount	Value

Standby letters of credit	$35,461,000	$150,000	$19,670,000	$148,000

We were required to have $8.4 million and $1.5 million of cash on hand or on deposit with the Federal Reserve Bank of Chicago to meet regulatory reserve and clearing requirements at year-end 2014 and 2013, respectively.

(Continued)

MERCANTILE BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014

NOTE 15 – BENEFIT PLANS

We have a 401(k) benefit plan that covers substantially all of our employees. The percent of our matching contributions to the 401(k) benefit plan is determined annually by the Board of Directors. The matching contribution was 3% as of January 1, 2012, and then increased to 4% as of October 1, 2012. Effective January 1, 2014, the matching contribution was increased to 4.25%. Matching contributions, if made, are immediately vested. Our 2014, 2013 and 2012 matching 401(k) contributions charged to expense were $0.9 million, $0.5 million and $0.4 million, respectively.

We have a deferred compensation plan in which all persons serving on the Board of Directors may defer all or portions of their annual retainer and meeting fees, with distributions to be paid upon termination of service as a director or specific dates selected by the director. We also have a non-qualified deferred compensation program in which selected officers may defer all or portions of salary and bonus payments. The deferred amounts, totaling $3.7 million and $1.6 million as of December 31, 2014 and 2013, respectively, are categorized as other liabilities in the Consolidated Balance Sheets, and are paid interest at a rate equal to the Wall Street Journal Prime Rate. Interest expense is insignificant for all periods presented.

The Mercantile Bank Corporation Employee Stock Purchase Plan of 2002 was replaced by the Mercantile Bank Corporation Employee Stock Purchase Plan of 2014 (herein after referred to as the “Stock Purchase Plans”) in June of 2014. The Stock Purchase Plans are non-compensatory plans intended to encourage full- and part-time employees of Mercantile and its subsidiaries to promote our best interests and to align employees’ interests with the interests of our shareholders by permitting employees to purchase shares of our common stock through regular payroll deductions. Shares are purchased on the last business day of each calendar quarter at a price equal to the consolidated closing bid price of our common stock reported on The Nasdaq Stock Market. A total of 250,000 shares of common stock may be issued under the existing plan; however, the number of shares may be adjusted to reflect any stock dividends and other changes in our capitalization. The number of shares issued under the Stock Purchase Plans totaled 1,150 and 1,098 in 2014 and 2013, respectively. As of December 31, 2014, there were 28,850 shares available under our current plan.

NOTE 16 – HEDGING ACTIVITIES

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

In February 2012, we entered into an interest rate swap agreement with a correspondent bank to hedge the floating rate on the subordinated debentures issued to Mercantile Bank Capital Trust I, which became effective in January 2013 and matures in January 2018. The $32.0 million of subordinated debentures have a rate equal to the 90-Day Libor Rate plus a fixed spread of 218 basis points, and are subject to repricing quarterly. The interest rate swap agreement provides for us to pay our correspondent bank a fixed rate, while our correspondent bank will pay us the 90-Day Libor Rate on a $32.0 million notional amount. The quarterly re-set dates for the floating rate on the interest rate swap agreement are the same as the re-set dates for the floating rate on the subordinated debentures. The interest rate swap agreement qualifies for hedge accounting; therefore, fluctuations in the fair value of the interest rate swap agreement, net of tax effect, are recorded in other comprehensive income. As of December 31, 2014 and 2013, the fair value of the interest rate swap agreement was recorded as a liability in the amount of $0.3 million.

(Continued)

MERCANTILE BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014

NOTE 17 – FAIR VALUES OF FINANCIAL INSTRUMENTS

Carrying amount, estimated fair value and level within the fair value hierarchy of financial instruments were as follows at year-end (dollars in thousands):

	Level in	2014		2013
	Fair Value	Carrying	Fair	Carrying	Fair
	Hierarchy	Amount	Value	Amount	Value

Financial assets
Cash	Level 1	$13,261	$13,261	$1,464	$1,464
Cash equivalents	Level 2	159,477	159,477	145,501	145,501
Securities available for sale	(1)	432,912	432,912	131,178	131,178
Federal Home Loan Bank stock	(2)	13,699	13,699	11,961	11,961
Loans, net	Level 3	2,069,236	2,064,140	1,030,422	1,027,300
Bank owned life insurance	Level 2	57,861	57,861	51,377	51,377
Accrued interest receivable	Level 2	8,033	8,033	3,649	3,649

Financial liabilities
Deposits	Level 2	2,276,915	2,254,749	1,118,911	1,120,576
Securities sold under agreements to repurchase	Level 2	167,569	167,569	69,305	69,305
Federal Home Loan Bank advances	Level 2	54,022	54,720	45,000	45,139
Subordinated debentures	Level 2	54,472	54,508	32,990	32,974
Accrued interest payable	Level 2	1,942	1,942	2,041	2,041
Interest rate swap	(1)	253	253	264	264

(1)	See Note 18 for a description of the fair value hierarchy as well as a disclosure of levels for classes of financial assets and liabilities.
(2)	It is not practical to determine the fair value of FHLB stock due to transferability restrictions.

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
December 31, 2014

NOTE 18 – FAIR VALUE MEASUREMENTS

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

The following is a description of our valuation methodologies used to measure and disclose the fair values of our financial assets and liabilities on a recurring or nonrecurring basis:

Securities available for sale. Securities available for sale are recorded at fair value on a recurring basis. Fair value measurement is based on quoted prices, if available. If quoted prices are not available, fair values are measured using independent pricing models. Level 2 securities include U.S. Government agency debt obligations, mortgage-backed securities issued or guaranteed by U.S. Government agencies, municipal general obligation and revenue bonds, and mutual funds. Level 3 securities include bonds issued by certain relatively small municipalities located within our markets that have very limited marketability due to their size and lack of ratings from a recognized rating service. We carry these bonds at historical cost, which we believe approximates fair value, unless our periodic financial analysis or other information becomes known which necessitates a valuation allowance. There was no such valuation allowance as of December 31, 2014 or 2013. We have no Level 1 securities available for sale.

(Continued)

MERCANTILE BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014

NOTE 18 – FAIR VALUE MEASUREMENTS (Continued)

Mortgage loans held for sale. Mortgage loans held for sale are carried at the lower of aggregate cost or fair value and are measured on a nonrecurring basis. Fair value is based on independent quoted market prices, where applicable, or the prices for other mortgage whole loans with similar characteristics. As of December 31, 2014 and 2013, we determined that the fair value of our mortgage loans held for sale approximated the recorded cost of $1.6 million and $1.1 million, respectively.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The balances of assets and liabilities measured at fair value on a recurring basis as of December 31, 2014 are as follows:

		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Available for sale securities
U.S. Government agency debt obligations	$193,468,000	$0	$193,468,000	$0
Mortgage-backed securities	93,561,000	0	93,561,000	0
Municipal general obligation bonds	133,082,000	0	122,801,000	10,281,000
Municipal revenue bonds	10,873,000	0	10,873,000	0
Other investments	1,928,000	0	1,928,000	0
Derivatives
Interest rate swap agreement	(253,000)	0	(253,000)	0
Total	$432,659,000	$0	$422,378,000	$10,281,000

(Continued)

MERCANTILE BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014

NOTE 18 – FAIR VALUE MEASUREMENTS (Continued)

There were no transfers in or out of Level 1, Level 2 or Level 3 during 2014. The Level 3 investments in the table above originated from the merger with Firstbank.

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

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

The balances of assets and liabilities measured at fair value on a nonrecurring basis as of December 31, 2014 are as follows:

		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)

Impaired loans (1)	$17,097,000	$0	$0	$17,097,000
Foreclosed assets (1)	1,995,000	0	0	1,995,000
Total	$19,092,000	$0	$0	$19,092,000

(Continued)

MERCANTILE BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014

NOTE 18 – FAIR VALUE MEASUREMENTS (Continued)

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

NOTE 19 – EARNINGS PER SHARE

The factors used in the earnings per share computation follow:

	2014	2013	2012
Basic
Net income attributable to common shares	$17,331,000	$17,033,000	$11,505,000

Weighted average common shares outstanding	13,510,991	8,710,677	8,625,198

Basic earnings per common share	$1.28	$1.96	$1.33

Diluted
Net income attributable to common shares	$17,331,000	$17,033,000	$11,505,000

Weighted average common shares outstanding for basic earnings per common share	13,510,991	8,710,677	8,625,198

Add: Dilutive effects of share-based awards	30,913	14,031	224,429

Average shares and dilutive potential common shares	13,541,904	8,724,708	8,849,627

Diluted earnings per common share	$1.28	$1.95	$1.30

Stock options for approximately 168,000, 55,000 and 132,000 shares of common stock were antidilutive and were not included in determining dilutive earnings per share in 2014, 2013, and 2012, respectively.

(Continued)

MERCANTILE BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014

NOTE 20 – SUBORDINATED DEBENTURES

We have five business trusts that are wholly-owned subsidiaries of Mercantile, four of which were assumed by Mercantile in conjunction with the Firstbank merger. A fair value discount of $15.0 million was recorded at the time of the merger, which is being amortized at $0.7 million annually over the next 21.5 years. Each of the trusts was formed to issue Preferred Securities that were sold in private sales, as well as selling Common Securities to Mercantile. The proceeds from the Preferred and Common Securities sales were used by the trusts to purchase Floating Rate Notes issued by Mercantile. The rates of interest, interest payment dates, call features and maturity dates of each Floating Rate Note are identical to its respective Preferred Securities. The net proceeds from the issuance of the Floating Rate Notes were used for a variety of purposes, including contributions to the Bank as capital to provide support for asset growth and the funding of stock repurchase programs and certain acquisitions.

The only significant assets of our trusts are the Floating Rate Notes, and the only significant liabilities of our trusts are the Preferred Securities. The Floating Rate Notes are categorized on our Consolidated Balance Sheets as subordinated debentures and the interest expense is recorded on our Consolidated Statements of Income under interest expense on other borrowings.

The following table depicts our five business trusts as of December 31, 2014:

	Preferred Securities
Trust Name	Outstanding	Interest Rate	Maturity Date

Mercantile Bank Capital Trust I	$32,000,000	3 Month Libor + 218 bps	September 16, 2034

Firstbank Capital Trust I	$10,000,000	3 Month Libor + 199 bps	October 18, 2034

Firstbank Capital Trust II	$10,000,000	3 Month Libor + 127 bps	April 7, 2036

Firstbank Capital Trust III	$7,500,000	3 Month Libor + 135 bps	July 30, 2037

Firstbank Capital Trust IV	$7,500,000	3 Month Libor + 135 bps	July 30, 2037

(Continued)

MERCANTILE BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014

NOTE 21 - REGULATORY MATTERS

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

The prompt corrective action regulations provide five classifications, including well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized, although these terms are not used to represent overall financial condition. If an institution is not well capitalized, regulatory approval is required to accept brokered deposits. Subject to limited exceptions, no institution may make a capital distribution if, after making the distribution, it would be undercapitalized. If an institution is undercapitalized, it is subject to close monitoring by its principal federal regulator, its asset growth and expansion are restricted, and plans for capital restoration are required. In addition, further specific types of restrictions may be imposed on the institution at the discretion of the federal regulator. At year-end 2014 and 2013, our Bank was in the well capitalized category under the regulatory framework for prompt corrective action. There are no conditions or events since December 31, 2014 that we believe have changed our Bank’s categorization.

Our actual capital levels (dollars in thousands) and minimum required levels were:

					Minimum Required
					to be Well
			Minimum Required		Capitalized Under
			for Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Regulations
	Amount	Ratio	Amount	Ratio	Amount		Ratio

2014
Total capital (to risk weighted assets)
Consolidated	$334,793	14.4%	$185,553	8.0%	$	NA	NA
Bank	332,749	14.4	185,309	8.0		231,636	10.0%
Tier 1 capital (to risk weighted assets)
Consolidated	314,752	13.6	92,777	4.0		NA	NA
Bank	312,708	13.5	92,655	4.0		138,982	6.0
Tier 1 capital (to average assets)
Consolidated	314,752	11.2	112,949	4.0		NA	NA
Bank	312,708	11.1	112,856	4.0		141,070	5.0

2013
Total capital (to risk weighted assets)
Consolidated	$193,925	15.9%	$97,498	8.0%	$	NA	NA
Bank	190,493	15.7	97,329	8.0		121,662	10.0%
Tier 1 capital (to risk weighted assets)
Consolidated	178,598	14.7	48,749	4.0		NA	NA
Bank	175,192	14.4	48,665	4.0		72,997	6.0
Tier 1 capital (to average assets)
Consolidated	178,598	12.5	57,006	4.0		NA	NA
Bank	175,192	12.3	56,860	4.0		71,075	5.0

(Continued)

MERCANTILE BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014

NOTE 21 - REGULATORY MATTERS (Continued)

Federal and state banking laws and regulations place certain restrictions on the amount of dividends our Bank can transfer to Mercantile and on the capital levels that must be maintained. At year-end 2014, under the most restrictive of these regulations, our Bank could distribute approximately $87.7 million to Mercantile as dividends without prior regulatory approval.

Our and our bank’s ability to pay cash and stock dividends is subject to limitations under various laws and regulations and to prudent and sound banking practices. On January 16, 2014, our Board of Directors declared a cash dividend on our common stock in the amount of $0.12 per share that was paid on March 10, 2014 to shareholders of record as of February 10, 2014. On May 9, 2014, our Board of Directors declared a cash dividend on our common stock in the amount of $0.12 per share that was paid on June 25, 2014 to shareholders of record as of June 13, 2014. On July 17, 2014, our Board of Directors declared a cash dividend on our common stock in the amount of $0.12 per share that was paid on September 24, 2014 to shareholders of record as of September 12, 2014. On October 16, 2014, our Board of Directors declared a cash dividend on our common stock in the amount of $0.12 per share that was paid on December 24, 2014 to shareholders of record as of December 12, 2014. In addition, on May 9, 2014, our Board of Directors declared a special cash dividend on our common stock in the amount of $2.00 per share that was paid on May 29, 2014 to shareholders of record as of May 22, 2014. The special cash dividend, in contemplation of the plan of merger with Firstbank, was paid to Mercantile shareholders prior to the effective date of the merger with Firstbank and before the issuance of Mercantile shares in exchange for Firstbank shares.

On January 15, 2015, our Board of Directors declared a cash dividend on our common stock in the amount of $0.14 per share that will be paid on March 25, 2015 to shareholders of record as of March 13, 2015. In addition, on January 30, 2015, we announced that our Board of Directors had authorized a new program to repurchase up to $20.0 million of our common stock from time to time in open market transactions at prevailing market prices or by other means in accordance with applicable regulations. We expect to fund a majority of such repurchases from cash dividends paid to us from our Bank.

(Continued)

MERCANTILE BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014

NOTE 21 - REGULATORY MATTERS (Continued)

Our consolidated capital levels as of December 31, 2014 and 2013 include $52.4 million and $32.0 million, respectively, of trust preferred securities subject to certain limitations. Under applicable Federal Reserve guidelines, the trust preferred securities constitute a restricted core capital element. The guidelines provide that the aggregate amount of restricted core elements that may be included in Tier 1 capital must not exceed 25% of the sum of all core capital elements, including restricted core capital elements, net of goodwill less any associated deferred tax liability. Our ability to include the trust preferred securities in Tier 1 capital in accordance with the guidelines is not affected by the provision of the Dodd-Frank Act generally restricting such treatment, because (i) the trust preferred securities were issued before May 19, 2010, and (ii) our total consolidated assets as of December 31, 2009 were less than $15.0 billion. At December 31, 2014 and 2013, all $52.4 million and $32.0 million, respectively, of the trust preferred securities were included as Tier 1 capital of Mercantile.

NOTE 22 – U.S. TREASURY CAPITAL PURCHASE PROGRAM PARTICIPATION

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

NOTE 23 – ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

At December 31, 2014, accumulated other comprehensive loss, net of tax effects (as applicable), consists of a net unrealized gain on available for sale securities of $0.2 million and the fair value of an interest rate swap of negative $0.2 million. At December 31, 2013, accumulated other comprehensive income, net of tax effects (as applicable), consists of a net unrealized loss on available for sale securities of $5.4 million and the fair value of an interest rate swap of negative $0.2 million. At December 31, 2012, accumulated other comprehensive income, net of tax effects (as applicable), consists of a net unrealized gain on available for sale securities of $2.4 million and the fair value of an interest rate swap of negative $0.7 million.

(Continued)

MERCANTILE BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014

NOTE 24 - QUARTERLY FINANCIAL DATA (Unaudited)

	Interest	Net Interest	Net	Earnings per Share
	Income	Income	Income	Basic	Diluted
2014
First quarter	$13,588,000	$11,064,000	$3,580,000	$0.41	$0.41
Second quarter	18,483,000	15,552,000	1,510,000	0.13	0.13
Third quarter	28,900,000	25,989,000	5,948,000	0.35	0.35
Fourth quarter	28,147,000	25,173,000	6,293,000	0.37	0.37
2013
First quarter	$14,210,000	$11,455,000	$4,401,000	$0.51	$0.50
Second quarter	13,992,000	11,312,000	4,016,000	0.46	0.46
Third quarter	14,667,000	11,994,000	3,453,000	0.40	0.40
Fourth quarter	15,373,000	12,695,000	5,163,000	0.59	0.59

NOTE 25 – MERCANTILE BANK CORPORATION (PARENT COMPANY ONLY)

CONDENSED FINANCIAL STATEMENTS

CONDENSED BALANCE SHEETS

	2014	2013

ASSETS
Cash and cash equivalents	$1,441,000	$2,506,000
Investment in bank subsidiary	361,355,000	179,706,000
Other assets	20,948,000	4,740,000

Total assets	$383,744,000	$186,952,000

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities	$1,134,000	$637,000
Subordinated debentures	54,472,000	32,990,000
Shareholders’ equity	328,138,000	153,325,000

Total liabilities and shareholders’ equity	$383,744,000	$186,952,000

(Continued)

MERCANTILE BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014

NOTE 25 – MERCANTILE BANK CORPORATION (PARENT COMPANY ONLY)

CONDENSED FINANCIAL STATEMENTS (Continued)

CONDENSED STATEMENTS OF INCOME

	2014	2013	2012
Income
Interest and dividends from subsidiaries	$12,139,000	$5,516,000	$32,532,000
Total income	12,139,000	5,516,000	32,532,000

Expenses
Interest expense	2,145,000	1,213,000	884,000
Other operating expenses	3,552,000	2,773,000	1,048,000
Total expenses	5,697,000	3,986,000	1,932,000

Income before income tax benefit and equity in undistributed net income (loss) of subsidiary	6,442,000	1,530,000	30,600,000

Federal income tax benefit	(1,758,000)	(1,042,000)	(665,000)

Equity in undistributed net income (loss) of subsidiary	9,131,000	14,461,000	(18,730,000)

Net income	17,331,000	17,033,000	12,535,000

Preferred stock dividends and accretion	0	0	1,030,000

Net income attributable to common shares	$17,331,000	$17,033,000	$11,505,000

Comprehensive income	$22,920,000	$9,810,000	$10,857,000

(Continued)

MERCANTILE BANK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014

NOTE 25 – MERCANTILE BANK CORPORATION (PARENT COMPANY ONLY)

CONDENSED FINANCIAL STATEMENTS (Continued)

CONDENSED STATEMENTS OF CASH FLOWS

	2014	2013	2012

Cash flows from operating activities
Net income	$17,331,000	$17,033,000	$12,535,000
Adjustments to reconcile net income to net cash from operating activities:
Equity in undistributed (income) loss of subsidiary	(9,131,000)	(14,461,000)	18,730,000
Stock-based compensation expense	714,000	473,000	54,000
Change in other assets	(8,163,000)	3,244,000	(3,006,000)
Change in other liabilities	21,979,000	(708,000)	1,073,000
Net cash from operating activities	22,730,000	5,581,000	29,386,000

Cash flows from investing activities
Net capital investment into subsidiaries	0	0	0
Net cash for investing activities	0	0	0

Cash flows from financing activities
Repurchase of preferred stock	0	0	(21,000,000)
Repurchase of common stock warrant	0	0	(7,465,000)
Stock option exercises, net of cashless exercises	282,000	289,000	227,000
Employee stock purchase plan	23,000	19,000	39,000
Dividend reinvestment plan	209,000	33,000	14,000
Stock grants to directors for retainer fees	155,000	0	0
Cash dividends on preferred stock	0	0	(496,000)
Cash dividends on common stock	(24,464,000)	(3,889,000)	(774,000)
Net cash for financing activities	(23,795,000)	(3,548,000)	(29,455,000)

Net change in cash and cash equivalents	(1,065,000)	2,033,000	(69,000)

Cash and cash equivalents at beginning of period	2,506,000	473,000	542,000

Cash and cash equivalents at end of period	$1,441,000	$2,506,000	$473,000

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 10, 2015.

MERCANTILE BANK CORPORATION

/s/ Michael H. Price
Michael H. Price
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 10, 2015.

/s/ David M. Cassard	/s/ Calvin D. Murdock
David M. Cassard, Director	Calvin D. Murdock, Director

/s/ Jeff A. Gardner	/s/ Michael H. Price
Jeff A. Gardner, Director	Michael H. Price, Director, President and Chief Executive Officer
(principal executive officer)

/s/ Edward B. Grant	/s/ Thomas R. Sullivan
Edward B. Grant, Director	Thomas R. Sullivan, Chairman of the Board

s/ Charles E. Christmas
Charles E. Christmas, Senior Vice President
Chief Financial Officer and Treasurer
(principal financial and accounting officer)

Exhibit INDEX

Exhibit No.	EXHIBIT DESCRIPTION

2.1	Agreement and Plan of Merger dated August 14, 2013, incorporated by reference to exhibit 2.1 to our Current Report on Form 8-K filed August 15, 2013

2.2	First Amendment to Merger Agreement dated February 20, 2014, incorporated by reference to exhibit 10.1 to our Current Report on Form 8-K filed February 21, 2014

3.1	Our Articles of Incorporation are incorporated by reference to exhibit 3.1 of our Form 10-Q for the quarter ended June 30, 2009

3.2	Our Amended and Restated By-laws dated as of February 26, 2014 are incorporated by reference to exhibit 3.1 to our Current Report on Form 8-K filed February 26, 2015

4.1

Instruments defining the Rights of Security Holders – reference is made to Exhibits 3.1 and 3.2. In accordance with Regulation S-K Item 601(b)(4), Mercantile Bank Corporation is not filing copies of instruments defining the rights of holders of long-term debt because none of those instruments authorizes debt in excess of 10% of the total assets of Mercantile Bank Corporation and its subsidiaries on a consolidated basis. Mercantile Bank Corporation hereby agrees to furnish a copy of any such instrument to the Securities and Exchange Commission upon request.

10.1	Our 2004 Employee Stock Option Plan is incorporated by reference to exhibit 10.1 of our Form 10-Q for the quarter ended September 30, 2004 *

10.2

Form of Mercantile Bank of Michigan Split Dollar Agreement that has been entered into between our bank and each of Michael H. Price, Robert B. Kaminski, Jr., Charles E. Christmas, and certain other officers of our bank is incorporated by reference to exhibit 10.33 of our Form 10-K for the year ended December 31, 2005 *

10.3	Amendment and Restatement of Stock Incentive Plan of 2006 dated November 18, 2008 is incorporated by reference to exhibit 10.39 of our Form 10-K for the year ended December 31, 2008 *

10.4

Form of Notice of Grant of Incentive Stock Option and Stock Option Agreement for incentive stock options granted after 2006 under our Stock Incentive Plan of 2006 is incorporated by reference to exhibit 10.41 of our Form 10-K for the year ended December 31, 2007 *

10.5

Form of Restricted Stock Award Agreement Notification of Award and Terms and Conditions of Award for restricted stock granted after 2006 under our Stock Incentive Plan of 2006 is incorporated by reference to exhibit 10.43 of our Form 10-K for the year ended December 31, 2007 *

10.6	Mercantile Bank Corporation Employee Stock Purchase Plan of 2014 is incorporated by reference to exhibit 4(b) of our Registration Statement on Form S-8 that became effective on June 27, 2014

10.7	Employment Agreement with Thomas Sullivan dated August 14, 2013, incorporated by reference to exhibit 10.2 of our Form 8-K filed August 15, 2013 *

Exhibit No.	EXHIBIT DESCRIPTION

10.8	Employment Agreement with Samuel Stone dated August 14, 2013, incorporated by reference to exhibit 10.3 of our Form 8-K filed August 15, 2013 *

10.9	2014 Mercantile Executive Officer Bonus Plan for the First Six Months of 2014, as amended by First Amendment, incorporated by reference to exhibit 10.1 of our Form 8-K filed May 22, 2014 *

10.10	Mercantile Executive Officer Bonus Plan for July – December 2014, incorporated by reference to exhibit 10.1 of our Form 8-K filed August 21, 2014 *

10.11

Credit Agreement and Form of Term Note between Mercantile Bank Corporation and U.S. Bank National Association dated as of May 21, 2014, incorporated by reference to exhibit 10.1 of our Form 8-K filed May 28, 2014

10.12	Employment Agreement dated as of November 13, 2014, effective as of December 31, 2014, among the company, our bank and Michael H. Price *

10.13	Employment Agreement dated as of November 13, 2014, effective as of December 31, 2014, among the company, our bank and Robert B. Kaminski, Jr *

10.14	Employment Agreement dated as of November 13, 2014, effective as of December 31, 2014, among the company, our bank and Charles E. Christmas *

10.15	Mercantile Bank of Michigan Amended and Restated Deferred Compensation Plan dated as of November 13, 2014, effective on January 1, 2015 *

10.16	Director Fee Summary *

21	Subsidiaries of the company

23	Consent of BDO USA, LLP

31	Rule 13a-14(a) Certifications

32.1	Section 1350 Chief Executive Officer Certification

32.2	Section 1350 Chief Financial Officer Certification

101

The following information from Mercantile’s Annual Report on Form 10-K for the year ended December 31, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Shareholders’ Equity, (v) the Consolidated Statements of Cash Flows, and (vi) the Notes to Consolidated Financial Statements

*Management contract or compensatory plan