Form 10-Q
period 2015-03-31
MERCANTILE BANK CORP
filed 2015-05-07
CIK 1042729

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

At May 7, 2015, there were 16,892,381 shares of common stock outstanding.

MERCANTILE BANK CORPORATION

MERCANTILE BANK CORPORATION

PART I --- FINANCIAL INFORMATION

Item 1. Financial Statements

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31,	December 31,
	2015	2014
ASSETS
Cash and due from banks	$42,644,000	$43,754,000
Interest-bearing deposits	95,781,000	117,777,000
Federal funds sold	10,365,000	11,207,000
Total cash and cash equivalents	148,790,000	172,738,000

Securities available for sale	413,693,000	432,912,000
Federal Home Loan Bank stock	13,699,000	13,699,000

Loans	2,120,760,000	2,089,277,000
Allowance for loan losses	(21,050,000)	(20,041,000)
Loans, net	2,099,710,000	2,069,236,000

Premises and equipment, net	48,367,000	48,812,000
Bank owned life insurance	58,148,000	57,861,000
Goodwill	49,473,000	49,473,000
Core deposit intangible	14,829,000	15,624,000
Other assets	30,475,000	33,024,000

Total assets	$2,877,184,000	$2,893,379,000

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits
Noninterest-bearing	$568,843,000	$558,738,000
Interest-bearing	1,710,681,000	1,718,177,000
Total deposits	2,279,524,000	2,276,915,000

Securities sold under agreements to repurchase	148,219,000	167,569,000
Federal Home Loan Bank advances	48,011,000	54,022,000
Subordinated debentures	54,642,000	54,472,000
Accrued interest and other liabilities	14,000,000	12,263,000
Total liabilities	2,544,396,000	2,565,241,000

Shareholders' equity
Preferred stock, no par value; 1,000,000 shares authorized; none issued	0	0
Common stock, no par value; 40,000,000 shares authorized; 16,899,382 shares outstanding at March 31, 2015 and 16,976,839 shares outstanding at December 31, 2014	316,537,000	317,904,000
Retained earnings	14,487,000	10,218,000
Accumulated other comprehensive income	1,764,000	16,000
Total shareholders’ equity	332,788,000	328,138,000

Total liabilities and shareholders’ equity	$2,877,184,000	$2,893,379,000

See accompanying notes to condensed consolidated financial statements.

1.

MERCANTILE BANK CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months	Three Months
	Ended	Ended
	March 31,	March 31,
	2015	2014
Interest income
Loans, including fees	$25,311,000	$12,099,000
Securities, taxable	1,686,000	1,234,000
Securities, tax-exempt	537,000	183,000
Other interest-bearing assets	55,000	72,000
Total interest income	27,589,000	13,588,000

Interest expense
Deposits	1,899,000	2,035,000
Short-term borrowings	38,000	22,000
Federal Home Loan Bank advances	152,000	150,000
Subordinated debentures and other borrowings	651,000	317,000
Total interest expense	2,740,000	2,524,000

Net interest income	24,849,000	11,064,000

Provision for loan losses	(400,000)	(1,900,000)

Net interest income after provision for loan losses	25,249,000	12,964,000

Noninterest income
Service charges on deposit and sweep accounts	770,000	365,000
Earnings on bank owned life insurance	287,000	290,000
Mortgage banking activities	688,000	63,000
Other income	1,949,000	788,000
Total noninterest income	3,694,000	1,506,000

Noninterest expense
Salaries and benefits	10,084,000	5,230,000
Occupancy	1,573,000	712,000
Furniture and equipment depreciation, rent and maintenance	624,000	247,000
Data processing costs	1,770,000	936,000
FDIC insurance costs	477,000	177,000
Other expense	4,713,000	1,905,000
Total noninterest expenses	19,241,000	9,207,000

Income before federal income tax expense	9,702,000	5,263,000

Federal income tax expense	3,056,000	1,683,000

Net income	$6,646,000	$3,580,000

Basic earnings per share	$0.39	0.41
Diluted earnings per share	$0.39	0.41
Cash dividends per share	$0.14	0.12
Average basic shares outstanding	16,937,630	8,738,836
Average diluted shares outstanding	16,978,591	8,741,121

See accompanying notes to condensed consolidated financial statements.

2.

MERCANTILE BANK CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months	Three Months
	Ended	Ended
	March 31,	March 31,
	2015	2014

Net income	$6,646,000	$3,580,000

Other comprehensive income (loss):
Unrealized holding gains on securities available for sale	2,873,000	2,604,000
Fair value of interest rate swap	(197,000)	14,000
	2,676,000	2,618,000
Tax effect of unrealized holding gains (losses) on securities available for sale	(997,000)	(906,000)
Tax effect of fair value of interest rate swap	69,000	(5,000)
	(928,000)	(911,000)

Other comprehensive income, net of tax effect	1,748,000	1,707,000

Comprehensive income	$8,394,000	$5,287,000

See accompanying notes to condensed consolidated financial statements.

3.

MERCANTILE BANK CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF

CHANGES IN SHAREHOLDERS’ EQUITY

(Unaudited)

				Accumulated
			Retained	Other	Total
($ in thousands)	Preferred	Common	Earnings	Comprehensive	Shareholders’
	Stock	Stock	(Deficit)	Income (Loss)	Equity

Balances, January 1, 2015	$0	$317,904	$10,218	$16	$328,138

Employee stock purchase plan (543 shares)		10			10

Dividend reinvestment plan (7,172 shares)		140			140

Stock option exercises (13,500 shares)		132			132

Stock grants to directors for retainer fees (5,994 shares)		123			123

Stock-based compensation expense		212			212

Share repurchase program (103,981 shares)		(1,984)			(1,984)

Cash dividends ($0.14 per common share)			(2,377)		(2,377)

Net income for the three months ended March 31, 2015			6,646		6,646

Change in net unrealized holding gain on securities available for sale, net of tax effect				1,876	1,876

Change in fair value of interest rate swap, net of tax effect				(128)	(128)

Balances, March 31, 2015	$0	$316,537	$14,487	$1,764	$332,788

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

5.

MERCANTILE BANK CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months	Three Months
	Ended	Ended
	March 31, 2015	March 31, 2014
Cash flows from operating activities
Net income	$6,646,000	$3,580,000
Adjustments to reconcile net income to net cash from operating activities
Depreciation and amortization	2,833,000	512,000
Accretion of acquired loans	(1,416,000)	0
Provision for loan losses	(400,000)	(1,900,000)
Stock-based compensation expense	212,000	118,000
Stock grants to directors for retainer fee	123,000	0
Proceeds from sales of mortgage loans held for sale	23,970,000	4,450,000
Origination of mortgage loans held for sale	(25,123,000)	(4,979,000)
Net gain from sales of mortgage loans held for sale	(703,000)	(52,000)
Net gain from sales and valuation write-down of foreclosed assets	(1,000)	(276,000)
Net gain from sales of fixed assets	(20,000)	0
Net gain from sales of available for sale securities	(5,000)	0
Earnings on bank owned life insurance	(287,000)	(290,000)
Net change in:
Accrued interest receivable	(713,000)	(212,000)
Other assets	1,150,000	611,000
Accrued interest and other liabilities	1,540,000	(1,001,000)
Net cash from operating activities	7,806,000	561,000

Cash flows from investing activities
Loan originations and payments, net	(27,224,000)	(12,939,000)
Purchases of securities available for sale	(1,800,000)	(11,672,000)
Proceeds from maturities, calls and repayments of securities available for sale	22,371,000	4,407,000
Proceeds from sales of securities available for sale	665,000	0
Proceeds from sales of foreclosed assets	754,000	777,000
Purchases of premises and equipment	(288,000)	(311,000)
Net cash for investing activities	(5,522,000)	(19,738,000)

Cash flows from financing activities
Net decrease in time deposits	(40,457,000)	(14,142,000)
Net increase in all other deposits	43,654,000	3,482,000
Net decrease in securities sold under agreements to repurchase	(19,350,000)	(6,140,000)
Maturities of Federal Home Loan Bank advances	(6,000,000)	0
Proceeds from stock option exercises	132,000	0
Employee stock purchase plan	10,000	0
Dividend reinvestment plan	140,000	0
Repurchase of common stock shares	(1,984,000)	0
Payment of cash dividends to common shareholders	(2,377,000)	(1,041,000)
Net cash for financing activities	(26,232,000)	(17,841,000)

Net change in cash and cash equivalents	(23,948,000)	(37,018,000)
Cash and cash equivalents at beginning of period	172,738,000	146,965,000
Cash and cash equivalents at end of period	$148,790,000	$109,947,000

See accompanying notes to condensed consolidated financial statements.

6.

MERCANTILE BANK CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(Unaudited)

	Three Months	Three Months
	Ended	Ended
	March 31, 2015	March 31, 2014
Supplemental disclosures of cash flows information
Cash paid during the period for:
Interest	$2,903,000	$3,134,000
Federal income tax	950,000	0
Noncash financing and investing activities:
Transfers from loans to foreclosed assets	422,000	0

See accompanying notes to condensed consolidated financial statements.

7.

MERCANTILE BANK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation: The unaudited financial statements for the three months ended March 31, 2015 include the consolidated results of operations of Mercantile Bank Corporation and its consolidated subsidiaries. These subsidiaries include Mercantile Bank of Michigan (“our bank”) and our bank’s two subsidiaries, Mercantile Bank Real Estate Co., LLC (“our real estate company”) and Mercantile Insurance Center, Inc. (“our insurance center”). These consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and Item 303(b) of Regulation S-K and do not include all disclosures required by accounting principles generally accepted in the United States of America for a complete presentation of our financial condition and results of operations. In the opinion of management, the information reflects all adjustments (consisting only of normal recurring adjustments) which are necessary in order to make the financial statements not misleading and for a fair presentation of the results of operations for such periods. The results for the period ended March 31, 2015 should not be considered as indicative of results for a full year. For further information, refer to the consolidated financial statements and footnotes included in our annual report on Form 10-K for the year ended December 31, 2014.

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

Approximately 101,000 unvested restricted shares were included in determining both basic and diluted earnings per share for the three months ended March 31, 2015. In addition, stock options for approximately 121,000 shares of common stock were included in determining diluted earnings per share for the three months ended March 31, 2015. Stock options for approximately 118,000 shares of common stock were antidilutive and not included in determining diluted earnings per share for the three months ended March 31, 2015.

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

Loans Held for Sale: Mortgage loans originated and intended for sale in the secondary market are carried at the lower of aggregate cost or market, as determined by outstanding commitments from investors. Net unrealized losses, if any, are recorded as a valuation allowance and charged to earnings. As of March 31, 2015 and December 31, 2014, we determined that the fair value of our mortgage loans held for sale approximated the recorded cost of $3.4 million and $1.6 million, respectively. Loans held for sale are reported as part of our total loans on the balance sheet.

Mortgage loans held for sale are generally sold with servicing rights retained. Gains and losses on sales of mortgage loans are based on the difference between the selling price and the carrying value of the related loan sold, which is reduced by the cost allocated to the servicing right. We generally lock in the sale price to the purchaser of the loan at the same time we make a rate commitment to the borrower. These mortgage banking activities are not designated as hedges and are carried at fair value. The net gain or loss on mortgage banking derivatives is included in the gain on sale of loans. Mortgage loans serviced for others totaled approximately $589 million as of March 31, 2015.

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

Adoption of New Accounting Standards: In January of 2014, the FASB issued ASU 2014-04, Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure. This ASU clarifies that an in substance repossession or foreclosure occurs, and a creditor is considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan, upon either (1) the creditor obtaining legal title to the residential real estate property upon completion of a foreclosure or (2) the borrower conveying all interest in the residential real estate property to the creditor to satisfy that loan through completion of a deed in lieu of foreclosure or through a similar legal agreement. The ASU also requires additional related interim and annual disclosures. The guidance in this ASU is effective for annual and interim periods beginning after December 15, 2014. The adoption of this ASU did not have a material effect on our financial position or results of operations.

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

In June 2014, the FASB issued ASU 2014-11, Repurchase-to-Maturity Transactions, Repurchase Financings, and Disclosures. This ASU requires two accounting changes. First, repurchase-to-maturity transactions will be accounted for as secured borrowing transactions on the balance sheet, rather than sales. Second, for repurchase financing arrangements, the ASU requires separate accounting for a transfer of a financial asset executed contemporaneously with (or in contemplation of) a repurchase agreement with the same counterparty, which also will generally result in secured borrowing accounting for the repurchase agreement. The ASU also introduces new disclosures to increase transparency about the types of collateral pledged for repurchase agreements, securities lending transactions, and repurchase-to-maturity transactions that are accounted for as secured borrowings. The ASU also requires a transferor to disclose information about transactions accounted for as a sale in which the transferor retains substantially all of the exposure to the economic return on the transferred financial assets through an agreement with the transferee. The accounting changes and disclosure for certain transactions accounted for as a sale are effective for the first interim or annual period beginning after December 15, 2014. The disclosure for transactions accounted for as secured borrowings is required for annual periods beginning after December 15, 2014, and for interim periods beginning after March 15, 2015. Adoption of this ASU did not have a material effect on our financial position or results of operations.

(Continued)
13.

MERCANTILE BANK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	SIGNIFICANT ACCOUNTING POLICIES (Continued)

In August 2014, the FASB issued ASU 2014-14, Classification of Certain Government-Guaranteed Mortgage Loans Upon Foreclosure. This ASU requires that certain government-guaranteed mortgage loans, including those guaranteed by the Federal Housing Administration, be derecognized and that a separate other receivable be recognized upon foreclosure if certain conditions are met. Upon foreclosure on the loans that meet these criteria, a separate receivable should be recorded based on the amount of the loan balance expected to be recovered from the guarantor. The amendments are effective for annual periods, and interim periods within those years, beginning after December 15, 2014. The adoption of this ASU did not have a material effect on our financial position or results of operations.

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

The following table provides the unaudited pro forma information for the results of operations for the three month period ended March 31, 2014 as if the acquisition had occurred on January 1, 2014. These adjustments reflect the impact of certain purchase accounting fair value measurements, primarily comprised of Firstbank’s loan and deposit portfolios. We expect to achieve further operating cost savings and other business synergies as a result of the merger which are not reflected in the pro forma amounts. These unaudited pro forma results are presented for illustrative purposes only and are not intended to represent or be indicative of the actual results of operations of the combined banking organization that would have been achieved had the merger occurred at the beginning of each period presented, nor are they intended to represent or be indicative of future results of operations.

Net interest income	$23,883,000
Noninterest expense	20,018,000
Net income	6,395,000
Net income per diluted share	0.38

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

The amortized cost and fair value of available for sale securities and the related pre-tax gross unrealized gains and losses recognized in accumulated other comprehensive income are as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
March 31, 2015
U.S. Government agency debt obligations	$179,076,000	$2,201,000	$(1,363,000)	$179,914,000
Mortgage-backed securities	86,295,000	1,253,000	(266,000)	87,282,000
Municipal general obligation bonds	133,009,000	1,501,000	(248,000)	134,262,000
Municipal revenue bonds	10,173,000	116,000	(2,000)	10,287,000
Other investments	1,932,000	16,000	0	1,948,000

	$410,485,000	$5,087,000	$(1,879,000)	$413,693,000

December 31, 2014
U.S. Government agency debt obligations	$194,894,000	$1,612,000	$(3,038,000)	$193,468,000
Mortgage-backed securities	92,656,000	1,123,000	(218,000)	93,561,000
Municipal general obligation bonds	132,347,000	1,042,000	(307,000)	133,082,000
Municipal revenue bonds	10,769,000	117,000	(13,000)	10,873,000
Other investments	1,925,000	3,000	0	1,928,000

	$432,591,000	$3,897,000	$(3,576,000)	$432,912,000

Securities with unrealized losses at March 31, 2015 and December 31, 2014, aggregated by investment category and length of time that individual securities have been in a continuous loss position, are as follows:

	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss
March 31, 2015
U.S. Government agency debt obligations	$19,508,000	$32,000	$69,136,000	$1,331,000	$88,644,000	$1,363,000
Mortgage-backed securities	26,839,000	266,000	0	0	26,839,000	266,000
Municipal general obligation bonds	14,427,000	248,000	0	0	14,427,000	248,000
Municipal revenue bonds	1,885,000	2,000	0	0	1,885,000	2,000
Other investments	0	0	0	0	0	0

	$62,659,000	$548,000	$69,136,000	$1,331,000	$131,795,000	$1,879,000

(Continued)
16.

MERCANTILE BANK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

3.	SECURITIES (Continued)

	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss
December 31, 2014
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

At March 31, 2015, 147 debt securities with fair values totaling $131.8 million have unrealized losses aggregating $1.9 million. After we considered whether the securities were issued by the federal government or its agencies and whether downgrades by bond rating agencies had occurred, we determined that unrealized losses were due to changing interest rate environments. As we do not intend to sell our debt securities before recovery of their cost basis and we believe it is more likely than not that we will not be required to sell our debt securities before recovery of the cost basis, no unrealized losses are deemed to be other-than-temporary.

The amortized cost and fair value of debt securities at March 31, 2015, by maturity, are shown in the following table. The contractual maturity is utilized for U.S. Government agency debt obligations and municipal bonds. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity date, primarily mortgage-backed securities, are shown separately. Weighted average yields are also reflected, with yields for municipal securities shown at their tax equivalent yield.

(Continued)
17.

MERCANTILE BANK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

3.	SECURITIES (Continued)

	Weighted
	Average	Amortized	Fair
	Yield	Cost	Value

Due in 2015	0.71%	$23,762,000	$23,781,000
Due in 2016 through 2020	1.44	145,330,000	145,610,000
Due in 2021 through 2025	3.49	67,554,000	68,163,000
Due in 2026 and beyond	3.58	85,612,000	86,909,000
Mortgage‑backed securities	1.78	86,295,000	87,282,000
Other investments	2.50	1,932,000	1,948,000

	2.19%	$410,485,000	$413,693,000

Securities issued by the State of Michigan and all its political subdivisions had a combined amortized cost of $113.7 million and $113.1 million at March 31, 2015 and December 31, 2014, respectively, with estimated market values of $115.0 million and $113.9 million, respectively. Securities issued by all other states and their political subdivisions had a combined amortized cost of $29.5 million and $30.0 million at March 31, 2015 and December 31, 2014, respectively, with estimated market values of $29.5 million and $30.0 million, respectively. Total securities of any other specific issuer, other than the U.S. Government and its agencies and the State of Michigan and all its political subdivisions, did not exceed 10% of shareholders’ equity.

The carrying value of U.S. Government agency debt obligations and mortgage-backed securities that are pledged to secure repurchase agreements was $148.2 million and $167.6 million at March 31, 2015 and December 31, 2014, respectively. Investments in Federal Home Loan Bank stock are restricted and may only be resold or redeemed by the issuer.

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
18.

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

The excess of an acquired impaired loan’s undiscounted contractually required payments over the amount of its undiscounted cash flows expected to be collected is referred to as the non-accretable difference. The non-accretable difference, which is neither accreted into income nor recorded on the consolidated balance sheet, reflects estimated future credit losses and uncollectible contractual interest expected to be incurred over the life of the acquired impaired loan. The excess cash flows expected to be collected over the carrying amount of the acquired loan is referred to as the accretable yield. This amount is accreted into interest income over the remaining life of the acquired loans or pools using the level yield method. The accretable yield is affected by changes in interest rate indices for variable rate loans, changes in prepayment speed assumptions and changes in expected principal and interest payments over the estimated lives of the acquired impaired loans.

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

(Continued)
19.

MERCANTILE BANK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

4.	LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

Our total loans at March 31, 2015 were $2.12 billion compared to $2.09 billion at December 31, 2014, an increase of $31.5 million, or 1.5%. The components of our loan portfolio disaggregated by class of loan within the loan portfolio segments at March 31, 2015 and December 31, 2014, and the percentage change in loans from the end of 2014 to the end of the first quarter of 2015, are as follows:

					Percent
	March 31, 2015		December 31, 2014		Increase
	Balance	%	Balance	%	(Decrease)
Originated loans
Commercial:
Commercial and industrial	$434,211,000	32.6%	$384,570,000	30.8%	12.9%
Vacant land, land development, and residential construction	35,948,000	2.7	29,826,000	2.4	20.5
Real estate – owner occupied	302,379,000	22.8	291,758,000	23.4	3.6
Real estate – non-owner occupied	423,381,000	31.9	410,977,000	33.0	3.0
Real estate – multi-family and residential rental	34,922,000	2.6	36,058,000	2.9	(3.2)
Total commercial	1,230,841,000	92.6	1,153,189,000	92.5	6.7

Retail:
Home equity and other	53,707,000	4.1	50,059,000	4.0	7.3
1-4 family mortgages	44,165,000	3.3	42,868,000	3.5	3.0
Total retail	97,872,000	7.4	92,927,000	7.5	5.3

Total originated loans	$1,328,713,000	100.0%	$1,246,116,000	100.0%	6.6%

(Continued)
20.

MERCANTILE BANK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

4.	LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

					Percent
	March 31, 2015		December 31, 2014		Increase
	Balance	%	Balance	%	(Decrease)
Acquired loans
Commercial:
Commercial and industrial	$153,464,000	19.4%	$166,037,000	19.7	(7.6)%
Vacant land, land development, and residential construction	20,102,000	2.5	22,148,000	2.6	(9.2)
Real estate – owner occupied	129,616,000	16.4	138,630,000	16.4	(6.5)
Real estate – non-owner occupied	142,771,000	18.0	148,597,000	17.6	(3.9)
Real estate – multi-family and residential rental	82,555,000	10.4	86,702,000	10.3	(4.8)
Total commercial	528,508,000	66.7	562,114,000	66.6	(6.0)
Retail:
Home equity and other	99,279,000	12.5	109,219,000	13.0	(9.1)
1-4 family mortgages	164,260,000	20.8	171,828,000	20.4	(4.4)
Total retail	263,539,000	33.3	281,047,000	33.4	(6.2)

Total acquired loans	$792,047,000	100.0%	$843,161,000	100.0%	(6.1)%

	March 31, 2015		December 31, 2014		Percent Increase
	Balance	%	Balance	%	(Decrease)
Total loans
Commercial:
Commercial and industrial	$587,675,000	27.7%	$550,607,000	26.4%	6.7%
Vacant land, land development, and residential construction	56,050,000	2.7	51,974,000	2.5	7.8
Real estate – owner occupied	431,995,000	20.4	430,388,000	20.5	0.4
Real estate – non-owner occupied	566,152,000	26.7	559,574,000	26.8	1.2
Real estate – multi-family and residential rental	117,477,000	5.5	122,760,000	5.9	(4.3)
Total commercial	1,759,349,000	83.0	1,715,303,000	82.1	2.6

Retail:
Home equity and other	152,986,000	7.2	159,278,000	7.6	(4.0)
1-4 family mortgages	208,425,000	9.8	214,696,000	10.3	(2.9)
Total retail	361,411,000	17.0	373,974,000	17.9	(3.4)

Total loans	$2,120,760,000	100.0%	$2,089,277,000	100.0%	1.5%

(Continued)
21.

MERCANTILE BANK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

4.	LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

The total outstanding balance and carrying value of acquired impaired loans was $31.3 million and $17.6 million, respectively, as of March 31, 2015. Changes in the accretable yield for acquired impaired loans for the three months ended March 31, 2015 were as follows:

Balance at December 31, 2014	$4,998,000
Additions	0
Accretion income	(646,000)
Net reclassification from nonaccretable to accretable	941,000
Reductions (1)	(52,000)

Ending balance	$5,241,000

(1)	Reductions primarily reflect the result of exit events, including loan payoffs and charge-offs.

Nonperforming originated loans as of March 31, 2015 and December 31, 2014 were as follows:

	March 31,	December 31,
	2015	2014

Loans past due 90 days or more still accruing interest	$0	$0
Nonaccrual loans	23,077,000	26,048,000

Total nonperforming originated loans	$23,077,000	$26,048,000

Nonperforming acquired loans as of March 31, 2015 and December 31, 2014 were as follows:

	March 31,	December 31,
	2015	2014

Loans past due 90 days or more still accruing interest	$0	$26,000
Nonaccrual loans	3,190,000	3,358,000

Total nonperforming acquired loans	$3,190,000	$3,384,000

(Continued)
22.

MERCANTILE BANK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

4.	LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

The recorded principal balance of nonperforming loans was as follows:

	March 31,	December 31,
	2015	2014
Commercial:
Commercial and industrial	$5,636,000	$6,478,000
Vacant land, land development, and residential construction	197,000	209,000
Real estate – owner occupied	17,467,000	18,062,000
Real estate – non-owner occupied	360,000	378,000
Real estate – multi-family and residential rental	87,000	106,000
Total commercial	23,747,000	25,233,000

Retail:
Home equity and other	762,000	800,000
1-4 family mortgages	1,758,000	3,399,000
Total retail	2,520,000	4,199,000

Total nonperforming loans	$26,267,000	$29,432,000

Acquired impaired loans are not reported as nonperforming loans based on acquired impaired loan accounting. Acquired non-impaired loans are placed on nonaccrual status and reported as nonperforming or past due using the same criteria applied to the originated loan portfolio.

(Continued)
23.

MERCANTILE BANK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

4.	LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

An age analysis of past due loans is as follows as of March 31, 2015:

			Greater				Recorded Balance
	30 – 59	60 – 89	Than 89				> 89
	Days	Days	Days	Total		Total	Days and
	Past Due	Past Due	Past Due	Past Due	Current	Loans	Accruing
Originated loans
Commercial:
Commercial and industrial	$0	$0	$0	$0	$434,211,000	$434,211,000	$0
Vacant land, land development, and residential construction	0	0	0	0	35,948,000	35,948,000	0
Real estate – owner occupied	0	0	106,000	106,000	302,273,000	302,379,000	0
Real estate – non-owner occupied	0	0	113,000	113,000	423,268,000	423,381,000	0
Real estate – multi-family and residential rental	0	0	0	0	34,922,000	34,922,000	0
Total commercial	0	0	219,000	219,000	1,230,622,000	1,230,841,000	0

Retail:
Home equity and other	133,000	300,000	0	433,000	53,274,000	53,707,000	0
1-4 family mortgages	0	84,000	321,000	405,000	43,760,000	44,165,000	0
Total retail	133,000	384,000	321,000	838,000	97,034,000	97,872,000	0

Total past due loans	$133,000	$384,000	$540,000	$1,057,000	$1,327,656,000	$1,328,713,000	$0

(Continued)
24.

MERCANTILE BANK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

4.	LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

			Greater				Recorded Balance
	30 – 59	60 – 89	Than 89				> 89
	Days	Days	Days	Total		Total	Days and
	Past Due	Past Due	Past Due	Past Due	Current	Loans	Accruing
Acquired loans
Commercial:
Commercial and industrial	$285,000	$0	$711,000	$996,000	$152,468,000	$153,464,000	$0
Vacant land, land development, and residential construction	26,000	0	0	26,000	20,076,000	20,102,000	0
Real estate – owner occupied	1,371,000	0	1,041,000	2,412,000	127,204,000	129,616,000	0
Real estate – non-owner occupied	0	0	296,000	296,000	142,475,000	142,771,000	0
Real estate – multi-family and residential rental	0	69,000	93,000	162,000	82,393,000	82,555,000	0
Total commercial	1,682,000	69,000	2,141,000	3,892,000	524,616,000	528,508,000	0

Retail:
Home equity and other	245,000	90,000	362,000	697,000	98,582,000	99,279,000	0
1-4 family mortgages	1,204,000	54,000	1,021,000	2,279,000	161,981,000	164,260,000	0
Total retail	1,449,000	144,000	1,383,000	2,976,000	260,563,000	263,539,000	0

Total past due loans	$3,131,000	$213,000	$3,524,000	$6,868,000	$785,179,000	$792,047,000	$0

(Continued)
25.

MERCANTILE BANK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

4.	LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

An age analysis of past due loans is as follows as of December 31, 2014:

			Greater				Recorded Balance
	30 – 59	60 – 89	Than 89				> 89
	Days	Days	Days	Total		Total	Days and
	Past Due	Past Due	Past Due	Past Due	Current	Loans	Accruing
Originated loans
Commercial:
Commercial and industrial	$0	$0	$0	$0	$384,570,000	$384,570,000	$0
Vacant land, land development, and residential construction	0	0	0	0	29,826,000	29,826,000	0
Real estate – owner occupied	0	0	120,000	120,000	291,638,000	291,758,000	0
Real estate – non-owner occupied	0	0	116,000	116,000	410,861,000	410,977,000	0
Real estate – multi-family and residential rental	0	0	0	0	36,058,000	36,058,000	0
Total commercial	0	0	236,000	236,000	1,152,953,000	1,153,189,000	0

Retail:
Home equity and other	38,000	3,000	0	41,000	50,018,000	50,059,000	0
1-4 family mortgages	0	0	366,000	366,000	42,502,000	42,868,000	0
Total retail	38,000	3,000	366,000	407,000	92,520,000	92,927,000	0

Total past due loans	$38,000	$3,000	$602,000	$643,000	$1,245,473,000	$1,246,116,000	$0

(Continued)
26.

MERCANTILE BANK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

4.	LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

			Greater				Recorded Balance
	30 – 59	60 – 89	Than 89				> 89
	Days	Days	Days	Total		Total	Days and
	Past Due	Past Due	Past Due	Past Due	Current	Loans	Accruing
Acquired Loans
Commercial:
Commercial and industrial	$29,000	$32,000	$76,000	$137,000	$165,900,000	$166,037,000	$0
Vacant land, land development, and residential construction	0	38,000	0	38,000	22,110,000	22,148,000	0
Real estate – owner occupied	51,000	425,000	1,625,000	2,101,000	136,529,000	138,630,000	0
Real estate – non-owner occupied	68,000	598,000	395,000	1,061,000	147,536,000	148,597,000	0
Real estate – multi-family and residential rental	37,000	0	105,000	142,000	86,560,000	86,702,000	0
Total commercial	185,000	1,093,000	2,201,000	3,479,000	558,635,000	562,114,000	0

Retail:
Home equity and other	445,000	419,000	155,000	1,019,000	108,200,000	109,219,000	26,000
1-4 family mortgages	1,087,000	408,000	750,000	2,245,000	169,583,000	171,828,000	0
Total retail	1,532,000	827,000	905,000	3,264,000	277,783,000	281,047,000	26,000

Total past due loans	$1,717,000	$1,920,000	$3,106,000	$6,743,000	$836,418,000	$843,161,000	$26,000

(Continued)
27.

MERCANTILE BANK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

4.	LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

Impaired originated loans as of March 31, 2015, and average originated impaired loans for the three months ended March 31, 2015, were as follows:

				First Quarter
	Unpaid			Average
	Contractual	Recorded		Recorded
	Principal	Principal	Related	Principal
	Balance	Balance	Allowance	Balance
With no related allowance recorded:
Commercial:
Commercial and industrial	$1,955,000	$1,936,000		$1,550,000
Vacant land, land development and residential construction	535,000	197,000		203,000
Real estate – owner occupied	3,629,000	2,000,000		1,950,000
Real estate – non-owner occupied	198,000	114,000		662,000
Real estate – multi-family and residential rental	368,000	309,000		313,000
Total commercial	6,685,000	4,556,000		4,678,000

Retail:
Home equity and other	207,000	190,000		191,000
1-4 family mortgages	1,135,000	534,000		547,000
Total retail	1,342,000	724,000		738,000

Total with no related allowance recorded	$8,027,000	$5,280,000		$5,416,000

(Continued)
28.

MERCANTILE BANK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

4.	LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

				First Quarter
	Unpaid			Average
	Contractual	Recorded		Recorded
	Principal	Principal	Related	Principal
	Balance	Balance	Allowance	Balance
With an allowance recorded:
Commercial:
Commercial and industrial	$5,296,000	$5,165,000	$2,776,000	$5,196,000
Vacant land, land development and residential construction	2,000,000	2,000,000	232,000	2,000,000
Real estate – owner occupied	15,729,000	15,518,000	2,179,000	15,596,000
Real estate – non-owner occupied	15,682,000	15,682,000	4,394,000	15,816,000
Real estate – multi-family and residential rental	1,336,000	1,336,000	577,000	1,354,000
Total commercial	40,043,000	39,701,000	10,158,000	39,962,000

Retail:
Home equity and other	200,000	167,000	131,000	125,000
1-4 family mortgages	346,000	302,000	77,000	1,151,000
Total retail	546,000	469,000	208,000	1,276,000

Total with an allowance recorded	$40,589,000	$40,170,000	$10,366,000	$41,238,000

Total impaired loans:
Commercial	$46,728,000	$44,257,000	$10,158,000	$44,640,000
Retail	1,888,000	1,193,000	208,000	2,014,000
Total impaired loans	$48,616,000	$45,450,000	$10,366,000	$46,654,000

(Continued)
29.

MERCANTILE BANK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

4.	LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

Impaired acquired loans as of March 31, 2015, and average impaired acquired loans for the three months ended March 31, 2015, were as follows:

				First Quarter
	Unpaid			Average
	Contractual	Recorded		Recorded
	Principal	Principal	Related	Principal
	Balance	Balance	Allowance	Balance
With no related allowance recorded:
Commercial:
Commercial and industrial	$1,006,000	$956,000		$1,267,000
Vacant land, land development and residential construction	0	0		0
Real estate – owner occupied	233,000	206,000		160,000
Real estate – non-owner occupied	349,000	308,000		317,000
Real estate – multi-family and residential rental	959,000	941,000		714,000
Total commercial	2,547,000	2,411,000		2,458,000

Retail:
Home equity and other	525,000	368,000		504,000
1-4 family mortgages	1,173,000	923,000		894,000
Total retail	1,698,000	1,291,000		1,398,000

Total with no related allowance recorded	$4,245,000	$3,702,000		$3,856,000

(Continued)
30.

MERCANTILE BANK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

4.	LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

				First Quarter
	Unpaid			Average
	Contractual	Recorded		Recorded
	Principal	Principal	Related	Principal
	Balance	Balance	Allowance	Balance
With an allowance recorded:
Commercial:
Commercial and industrial	$115,000	$115,000	$13,000	$57,000
Vacant land, land development and residential construction	0	0	0	0
Real estate – owner occupied	1,471,000	1,426,000	562,000	1,464,000
Real estate – non-owner occupied	0	0	0	0
Real estate – multi-family and residential rental	28,000	28,000	0	14,000
Total commercial	1,614,000	1,569,000	575,000	1,535,000

Retail:
Home equity and other	0	0	0	0
1-4 family mortgages	343,000	283,000	13,000	142,000
Total retail	343,000	283,000	13,000	142,000

Total with an allowance recorded	$1,957,000	$1,852,000	$588,000	$1,677,000

Total impaired loans:
Commercial	$4,161,000	$3,980,000	$575,000	$3,993,000
Retail	2,041,000	1,574,000	13,000	1,540,000
Total impaired loans	$6,202,000	$5,554,000	$588,000	$5,533,000

(Continued)
31.

MERCANTILE BANK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

4.	LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

Impaired originated loans as of December 31, 2014, and average impaired originated loans for the three months ended March 31, 2014, were as follows:

				Year-To-Date
	Unpaid			Average
	Contractual	Recorded		Recorded
	Principal	Principal	Related	Principal
	Balance	Balance	Allowance	Balance
With no related allowance recorded:
Commercial:
Commercial and industrial	$1,170,000	$1,164,000		$358,000
Vacant land, land development and residential construction	540,000	209,000		353,000
Real estate – owner occupied	3,609,000	1,901,000		735,000
Real estate – non-owner occupied	1,210,000	1,210,000		1,247,000
Real estate – multi-family and residential rental	375,000	317,000		1,000
Total commercial	6,904,000	4,801,000		2,694,000

Retail:
Home equity and other	207,000	191,000		555,000
1-4 family mortgages	1,144,000	560,000		629,000
Total retail	1,351,000	751,000		1,184,000

Total with no related allowance recorded	$8,255,000	$5,552,000		$3,878,000

(Continued)
32.

MERCANTILE BANK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

4.	LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

				Year-To-Date
	Unpaid			Average
	Contractual	Recorded		Recorded
	Principal	Principal	Related	Principal
	Balance	Balance	Allowance	Balance
With an allowance recorded:
Commercial:
Commercial and industrial	$5,299,000	$5,226,000	$1,578,000	$1,197,000
Vacant land, land development and residential construction	2,000,000	2,000,000	151,000	4,023,000
Real estate – owner occupied	15,745,000	15,674,000	2,200,000	1,500,000
Real estate – non-owner occupied	16,033,000	15,949,000	4,779,000	20,262,000
Real estate – multi-family and residential rental	1,371,000	1,371,000	666,000	1,886,000
Total commercial	40,448,000	40,220,000	9,374,000	28,868,000

Retail:
Home equity and other	115,000	84,000	84,000	190,000
1-4 family mortgages	2,194,000	2,000,000	694,000	2,196,000
Total retail	2,309,000	2,084,000	778,000	2,386,000

Total with an allowance recorded	$42,757,000	$42,304,000	$10,152,000	$31,254,000

Total impaired loans:
Commercial	$47,352,000	$45,021,000	$9,374,000	$31,562,000
Retail	3,660,000	2,835,000	778,000	3,570,000
Total impaired loans	$51,012,000	$47,856,000	$10,152,000	$35,132,000

(Continued)
33.

MERCANTILE BANK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

4.	LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

Impaired acquired loans as of December 31, 2014, and average impaired acquired loans for the three months ended March 31, 2014, were as follows:

				Year-To-Date
	Unpaid			Average
	Contractual	Recorded		Recorded
	Principal	Principal	Related	Principal
	Balance	Balance	Allowance	Balance
With no related allowance recorded:
Commercial:
Commercial and industrial	$1,586,000	$1,579,000		$ NA
Vacant land, land development and residential construction	0	0		NA
Real estate – owner occupied	113,000	113,000		NA
Real estate – non-owner occupied	326,000	326,000		NA
Real estate – multi-family and residential rental	487,000	487,000		NA
Total commercial	2,512,000	2,505,000		NA

Retail:
Home equity and other	641,000	639,000		NA
1-4 family mortgages	866,000	866,000		NA
Total retail	1,507,000	1,505,000		NA

Total with no related allowance recorded	$4,019,000	$4,010,000		$ NA

(Continued)
34.

MERCANTILE BANK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

4.	LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

				Year-To-Date
	Unpaid			Average
	Contractual	Recorded		Recorded
	Principal	Principal	Related	Principal
	Balance	Balance	Allowance	Balance
With an allowance recorded:
Commercial:
Commercial and industrial	$0	$0	$0	$ NA
Vacant land, land development and residential construction	0	0	0	NA
Real estate – owner occupied	1,516,000	1,502,000	605,000	NA
Real estate – non-owner occupied	0	0	0	NA
Real estate – multi-family and residential rental	0	0	0	NA
Total commercial	1,516,000	1,502,000	605,000	NA

Retail:
Home equity and other	0	0	0	NA
1-4 family mortgages	0	0	0	NA
Total retail	0	0	0	NA

Total with an allowance recorded	$1,516,000	$1,502,000	$605,000	$ NA

Total impaired loans:
Commercial	$4,028,000	$4,007,000	$605,000	$ NA
Retail	1,507,000	1,505,000	0	NA
Total impaired loans	$5,535,000	$5,512,000	$605,000	$ NA

Impaired loans for which no allocation of the allowance for loan losses has been made generally reflect situations whereby the loans have been charged-down to estimated collateral value. Interest income recognized on accruing troubled debt restructurings totaled $0.4 million and $0.5 million during the first quarter of 2015 and 2014, respectively. No interest income was recognized on nonaccrual loans during either the first quarter of 2015 or 2014.

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

Credit quality indicators were as follows as of March 31, 2015:

Originated loans

Commercial credit exposure – credit risk profiled by internal credit risk grades:

		Commercial Vacant Land,			Commercial
		Land	Commercial	Commercial	Real Estate -
	Commercial	Development,	Real Estate -	Real Estate -	Multi-Family
	and	and Residential	Owner	Non-Owner	and Residential
	Industrial	Construction	Occupied	Occupied	Rental

Internal credit risk grade groupings:
Grades 1 – 4	$317,742,000	$17,255,000	$203,094,000	$295,402,000	$12,632,000
Grades 5 – 7	108,649,000	16,430,000	81,245,000	117,222,000	20,947,000
Grades 8 – 9	7,820,000	2,263,000	18,040,000	10,757,000	1,343,000
Total commercial	$434,211,000	$35,948,000	$302,379,000	$423,381,000	$34,922,000

Retail credit exposure – credit risk profiled by collateral type:

	Retail	Retail
	Home Equity	1-4 Family
	and Other	Mortgages

Total retail	$53,707,000	$44,165,000

(Continued)
36.

MERCANTILE BANK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

4.	LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

Acquired loans

Commercial credit exposure – credit risk profiled by internal credit risk grades:

		Commercial Vacant Land,			Commercial
		Land	Commercial	Commercial	Real Estate -
	Commercial	Development,	Real Estate -	Real Estate -	Multi-Family
	and	and Residential	Owner	Non-Owner	and Residential
	Industrial	Construction	Occupied	Occupied	Rental

Internal credit risk grade groupings:
Grades 1 – 4	$67,795,000	$5,635,000	$39,732,000	$67,500,000	$35,725,000
Grades 5 – 7	82,344,000	12,844,000	82,819,000	71,656,000	45,230,000
Grades 8 – 9	3,325,000	1,623,000	7,065,000	3,615,000	1,600,000
Total commercial	$153,464,000	$20,102,000	$129,616,000	$142,771,000	$82,555,000

Retail credit exposure – credit risk profiled by collateral type:

	Retail	Retail
	Home Equity	1-4 Family
	and Other	Mortgages

Total retail	$99,279,000	$164,260,000

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

Activity in the allowance for loan losses and the recorded investments in originated loans as of and during the three months ended March 31, 2015 are as follows:

	Commercial	Retail
	Loans	Loans	Unallocated	Total

Allowance for loan losses:
Beginning balance	$17,736,000	$1,487,000	$76,000	$19,299,000
Provision for loan losses	(499,000)	79,000	(37,000)	(457,000)
Charge-offs	(78,000)	(363,000)	0	(441,000)
Recoveries	1,818,000	32,000	0	1,850,000
Ending balance	$18,977,000	$1,235,000	$39,000	$20,251,000

Ending balance: individually evaluated for impairment	$10,158,000	$208,000	$0	$10,366,000

Ending balance: collectively evaluated for impairment	$8,819,000	$1,027,000	$39,000	$9,885,000

Total loans:
Ending balance	$1,230,841,000	$97,872,000		$1,328,713,000

Ending balance: individually evaluated for impairment	$44,257,000	$1,193,000		$45,450,000

Ending balance: collectively evaluated for impairment	$1,186,584,000	$96,679,000		$1,283,263,000

Activity in the allowance for loan losses for acquired loans during the three months ended March 31, 2015 is as follows:

	Commercial	Retail
	Loans	Loans	Unallocated	Total

Allowance for loan losses:
Beginning balance	$681,000	$61,000	$0	$742,000
Provision for loan losses	(60,000)	117,000	0	57,000
Charge-offs	0	(7,000)	0	(7,000)
Recoveries	1,000	6,000	0	7,000
Ending balance	$622,000	$177,000	$0	$799,000

In accordance with acquisition accounting rules, acquired loans were recorded at fair value at the Merger Date and the prior allowance was eliminated.

(Continued)
41.

MERCANTILE BANK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

4.	LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

Activity in the allowance for loan losses and the recorded investments in originated loans as of and during the three months ended March 31, 2014 are as follows:

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

(Continued)
42.

MERCANTILE BANK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

4.	LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

Loans modified as troubled debt restructurings during the three months ended March 31, 2015 were as follows:

		Pre-	Post-
		Modification	Modification
		Recorded	Recorded
	Number of	Principal	Principal
	Contracts	Balance	Balance
Originated loans
Commercial:
Commercial and industrial	6	$568,000	$593,000
Vacant land, land development and residential construction	0	0	0
Real estate – owner occupied	0	0	0
Real estate – non-owner occupied	0	0	0
Real estate – multi-family and residential rental	0	0	0
Total originated commercial	6	568,000	593,000

Retail:
Home equity and other	0	0	0
1-4 family mortgages	0	0	0
Total originated retail	0	0	0

Total originated loans	6	$568,000	$593,000

Acquired loans
Commercial:
Commercial and industrial	1	$79,000	$79,000
Vacant land, land development and residential construction	0	0	0
Real estate – owner occupied	2	50,000	50,000
Real estate – non-owner occupied	0	0	0
Real estate – multi-family and residential rental	0	0	0
Total acquired commercial	3	129,000	129,000

Retail:
Home equity and other	0	0	0
1-4 family mortgages	0	0	0
Total acquired retail	0	0	0

Total acquired loans	3	$129,000	$129,000

(Continued)
43.

MERCANTILE BANK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

4.	LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

Loans modified as troubled debt restructurings during the three months ended March 31, 2014 were as follows:

		Pre-	Post-
		Modification	Modification
		Recorded	Recorded
	Number of	Principal	Principal
	Contracts	Balance	Balance
Originated loans
Commercial:
Commercial and industrial	1	$14,000	$14,000
Vacant land, land development and residential construction	0	0	0
Real estate – owner occupied	0	0	0
Real estate – non-owner occupied	2	354,000	323,000
Real estate – multi-family and residential rental	0	0	0
Total originated commercial	3	368,000	337,000

Retail:
Home equity and other	0	0	0
1-4 family mortgages	0	0	0
Total originated retail	0	0	0

Total originated loans	3	$368,000	$337,000

The following originated loans, modified as troubled debt restructurings within the previous twelve months, became over 30 days past due within the three months ended March 31, 2015 (amounts as of period end):

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

The following acquired loans, modified as troubled debt restructurings within the previous twelve months, became over 30 days past due within the three months ended March 31, 2015 (amounts as of period end):

		Recorded
	Number of	Principal
	Contracts	Balance
Commercial:
Commercial and industrial	0	$0
Vacant land, land development and residential construction	0	0
Real estate – owner occupied	1	1,339,000
Real estate – non-owner occupied	0	0
Real estate – multi-family and residential rental	0	0
Total commercial	1	1,339,000

Retail:
Home equity and other	0	0
1-4 family mortgages	0	0
Total retail	0	0

Total	1	$1,339,000

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

(Continued)
45.

MERCANTILE BANK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

4.	LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

Activity for originated loans categorized as troubled debt restructurings during the three months ended March 31, 2015 is as follows:

		Commercial Vacant Land,			Commercial
		Land	Commercial	Commercial	Real Estate -
	Commercial	Development,	Real Estate -	Real Estate -	Multi-Family
	and	and Residential	Owner	Non-Owner	and Residential
	Industrial	Construction	Occupied	Occupied	Rental

Commercial Loan Portfolio:
Beginning Balance	$7,026,000	$2,680,000	$17,160,000	$17,439,000	$505,000
Charge-Offs	0	0	0	0	0
Payments	(1,155,000)	(26,000)	(194,000)	(1,376,000)	(7,000)
Transfers to ORE	0	0	0	0	0
Net Additions/Deletions	685,000	0	0	0	0
Ending Balance	$6,556,000	$2,654,000	$16,966,000	$16,063,000	$498,000

	Retail	Retail
	Home Equity	1-4 Family
	and Other	Mortgages
Retail Loan Portfolio:
Beginning Balance	$0	$1,967,000
Charge-Offs	0	(125,000)
Payments	0	(1,540,000)
Transfers to ORE	0	0
Net Additions/Deletions	0	0
Ending Balance	$0	$302,000

(Continued)
46.

MERCANTILE BANK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

4.	LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

Activity for acquired loans categorized as troubled debt restructurings during the three months ended March 31, 2015 is as follows:

		Commercial Vacant Land,			Commercial
		Land	Commercial	Commercial	Real Estate -
	Commercial	Development,	Real Estate -	Real Estate -	Multi-Family
	and	and Residential	Owner	Non-Owner	and Residential
	Industrial	Construction	Occupied	Occupied	Rental

Commercial Loan Portfolio:
Beginning Balance	$1,439,000	$0	$1,569,000	$64,000	$381,000
Charge-Offs	0	0	0	0	0
Payments	0	0	(179,000)	(2,000)	(48,000)
Transfers to ORE	0	0	0	0	0
Net Additions/Deletions	80,000	0	102,000	0	0
Ending Balance	$1,519,000	$0	$1,492,000	$62,000	$333,000

	Retail	Retail
	Home Equity	1-4 Family
	and Other	Mortgages
Retail Loan Portfolio:
Beginning Balance	$26,000	$178,000
Charge-Offs	0	0
Payments	(26,000)	(1,000)
Transfers to ORE	0	0
Net Additions/Deletions	0	0
Ending Balance	$0	$177,000

(Continued)
47.

MERCANTILE BANK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

4.	LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

Activity for originated loans categorized as troubled debt restructurings during the three months ended March 31, 2014 is as follows:

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

(Continued)
48.

MERCANTILE BANK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

4.	LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

The allowance related to originated loans categorized as troubled debt restructurings was as follows:

	March 31,	December 31,
	2015	2014

Commercial:
Commercial and industrial	$13,000	$16,000
Vacant land, land development, and residential construction	232,000	151,000
Real estate – owner occupied	168,000	182,000
Real estate – non-owner occupied	4,394,000	4,778,000
Real estate – multi-family and residential rental	577,000	666,000
Total commercial	5,384,000	5,793,000

Retail:
Home equity and other	0	0
1-4 family mortgages	0	0
Total retail	0	0

Total related allowance	$5,384,000	$5,793,000

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

(Continued)
49.

MERCANTILE BANK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

5.	PREMISES AND EQUIPMENT, NET

Premises and equipment are comprised of the following:

	March 31,	December 31,
	2015	2014

Land and improvements	$16,599,000	$16,579,000
Buildings	38,914,000	38,761,000
Furniture and equipment	16,757,000	16,622,000
	72,270,000	71,962,000
Less: accumulated depreciation	23,903,000	23,150,000

Premises and equipment, net	$48,367,000	$48,812,000

Depreciation expense totaled $0.8 million during the first quarter of 2015, compared to $0.3 million during the first quarter of 2014.

6.	DEPOSITS

Our total deposits at March 31, 2015 totaled $2.28 billion, an increase of $2.6 million, or 0.1%, from December 31, 2014. The components of our outstanding balances at March 31, 2015 and December 31, 2014, and percentage change in deposits from the end of 2014 to the end of the first quarter of 2015, are as follows:

					Percent
	March 31, 2015		December 31, 2014		Increase
	Balance	%	Balance	%	(Decrease)
Noninterest-bearing checking	$568,843,000	25.0%	$558,738,000	24.5%	1.8%
Interest-bearing checking	417,098,000	18.3	413,382,000	18.2	0.9
Money market	250,421,000	11.0	235,587,000	10.3	6.3
Savings	345,459,000	15.2	330,459,000	14.5	4.5
Time, under $100,000	175,433,000	7.7	181,026,000	8.0	(3.1)
Time, $100,000 and over	368,887,000	16.1	382,120,000	16.8	(3.5)
	2,126,141,000	93.3	2,101,312,000	92.3	1.2
Out-of-area time, under $100,000	1,828,000	0.1	2,422,000	0.1	(24.5)
Out-of-area time, $100,000 and over	151,555,000	6.6	173,181,000	7.6	(12.5)
	153,383,000	6.7	175,603,000	7.7	(12.7)

Total deposits	$2,279,524,000	100.0%	$2,276,915,000	100.0%	0.1%

(Continued)
50.

MERCANTILE BANK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

7.	SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

Securities sold under agreements to repurchase (“repurchase agreements”) are offered principally to certain large deposit customers. Information relating to our repurchase agreements follows:

	Three Months Ended	Twelve Months Ended
	March 31, 2015	December 31, 2014

Outstanding balance at end of period	$148,219,000	$167,569,000
Average interest rate at end of period	0.11%	0.11%

Average daily balance during the period	$143,524,000	$105,474,000
Average interest rate during the period	0.11%	0.12%

Maximum daily balance during the period	$168,211,000	$178,042,000

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

8.	FEDERAL HOME LOAN BANK OF INDIANAPOLIS ADVANCES

Federal Home Loan Bank of Indianapolis (“FHLBI”) advances totaled $48.0 million at March 31, 2015, and mature at varying dates from December 2016 through September 2017, with fixed rates of interest from 1.22% to 1.51% and averaging 1.33%. FHLBI advances totaled $54.0 million at December 31, 2014, and were expected to mature at varying dates ranging from January 2015 through September 2017, with fixed rates of interest from 0.62% to 1.51% and averaging 1.26%.

Each advance is payable at its maturity date and is subject to a prepayment fee if paid prior to the maturity date. The advances are collateralized by residential mortgage loans, first mortgage liens on multi-family residential property loans, first mortgage liens on commercial real estate property loans, and substantially all other assets of our bank, under a blanket lien arrangement. Our borrowing line of credit as of March 31, 2015 totaled about $474 million, with availability based on collateral approximating $426 million.

Maturities of currently outstanding FHLBI advances are as follows:

2015	$0
2016	3,000,000
2017	45,000,000
2018	0
2019	0

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

These instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized, if any, in the balance sheet. Our bank’s maximum exposure to loan loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual notional amount of those instruments. Our bank uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments. Collateral, such as accounts receivable, securities, inventory, and property and equipment, is generally obtained based on our credit assessment of the borrower. If required, estimated loss exposure resulting from these instruments is expensed and is generally recorded as a liability. There was no reserve or liability balance for these instruments as of March 31, 2015 and December 31, 2014.

A summary of the contractual amounts of our financial instruments with off-balance sheet risk at March 31, 2015 and December 31, 2014 follows:

	March 31,	December 31,
	2015	2014

Commercial unused lines of credit	$518,801,000	$554,856,000
Unused lines of credit secured by 1 – 4 family residential properties	62,029,000	60,983,000
Credit card unused lines of credit	12,085,000	11,649,000
Other consumer unused lines of credit	7,681,000	8,673,000
Commitments to make loans	131,561,000	110,126,000
Standby letters of credit	31,033,000	35,461,000
	$763,190,000	$781,748,000

(Continued)
52.

MERCANTILE BANK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

9.	COMMITMENTS AND OFF-BALANCE SHEET RISK (Continued)

Certain of our commercial loan customers have entered into interest rate swap agreements directly with our correspondent banks. To assist our commercial loan customers in these transactions, and to encourage our correspondent banks to enter into the interest rate swap transactions with minimal credit underwriting analyses on their part, we have entered into risk participation agreements with the correspondent banks whereby we agree to make payments to the correspondent banks owed by our commercial loan customers under the interest rate swap agreement in the event that our commercial loan customers do not make the payments. We are not a party to the interest rate swap agreements under these arrangements. As of March 31, 2015, the total notional amount of the underlying interest rate swap agreements was $15.2 million, with a net fair value from our commercial loan customers’ perspective of negative $2.7 million. These risk participation agreements are considered financial guarantees in accordance with applicable accounting guidance and are therefore recorded as liabilities at fair value, generally equal to the fees collected at the time of their execution. These liabilities are accreted into income during the term of the interest rate swap agreements, generally ranging from four to fifteen years.

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

In February 2012, we entered into an interest rate swap agreement with a correspondent bank to hedge the floating rate on our subordinated debentures, which became effective in January 2013 and matures in January 2018. Our $32.0 million of subordinated debentures have a rate equal to the 90-Day Libor Rate plus a fixed spread of 218 basis points, and are subject to repricing quarterly. The interest rate swap agreement provides for us to pay our correspondent bank a fixed rate, while our correspondent bank will pay us the 90-Day Libor Rate on a $32.0 million notional amount. The quarterly re-set dates for the floating rate on the interest rate swap agreement are the same as the re-set dates for the floating rate on the subordinated debentures. The interest rate swap agreement does qualify for hedge accounting; therefore, monthly fluctuations in the present value of the interest rate swap agreement, net of tax effect, are recorded to other comprehensive income. As of March 31, 2015 and December 31, 2014, the fair value of the interest rate swap agreement was recorded as a liability in the amount of $0.5 million and $0.3 million, respectively.

(Continued)
53.

MERCANTILE BANK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

11.	FAIR VALUES OF FINANCIAL INSTRUMENTS

The carrying amounts, estimated fair values and level within the fair value hierarchy of financial instruments were as follows as of March 31, 2015 and December 31, 2014 (dollars in thousands):

	Level in	March 31, 2015		December 31, 2014
	Fair Value	Carrying	Fair	Carrying	Fair
	Hierarchy	Values	Values	Values	Values

Financial assets:
Cash	Level 1	$13,298	$13,298	$13,261	$13,261
Cash equivalents	Level 2	135,492	135,492	159,477	159,477
Securities available for sale	(1)	413,693	413,693	432,912	432,912
FHLBI stock	(2)	13,699	13,699	13,699	13,699
Loans, net	Level 3	2,096,281	2,099,094	2,067,662	2,062,566
Loans held for sale	Level 2	3,429	3,429	1,574	1,574
Bank owned life insurance	Level 2	58,148	58,148	57,861	57,861
Accrued interest receivable	Level 2	8,748	8,748	8,033	8,033

Financial liabilities:
Deposits	Level 2	2,279,524	2,253,068	2,276,915	2,254,749
Repurchase agreements	Level 2	148,219	148,219	167,569	167,569
FHLBI advances	Level 2	48,011	48,651	54,022	54,720
Subordinated debentures	Level 2	54,642	54,655	54,472	54,508
Accrued interest payable	Level 2	1,778	1,778	1,942	1,942
Interest rate swap	(1)	450	450	253	253

(1)	See Note 12 for a description of the fair value hierarchy as well as a disclosure of levels for classes of financial assets and liabilities.

(2)	It is not practical to determine the fair value of FHLBI stock due to transferability restrictions.

Carrying amount is the estimated fair value for cash and cash equivalents, accrued interest receivable and payable, bank owned life insurance, noninterest checking deposits, securities sold under agreements to repurchase, and variable rate loans and deposits that reprice frequently and fully. Security fair values are based on market prices or dealer quotes, and if no such information is available, on the rate and term of the security and information about the issuer. For fixed rate loans and deposits and for variable rate loans and deposits with infrequent repricing or repricing limits, fair value is based on discounted cash flows using current market rates applied to the estimated life and credit risk. Fair value of subordinated debentures and FHLBI advances is based on current rates for similar financing. Fair value of the interest rate swap is determined primarily utilizing market-consensus forecasted yield curves. Fair value of off-balance sheet items is estimated to be nominal.

(Continued)
54.

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
55.

MERCANTILE BANK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

12.	FAIR VALUES (Continued)

The following is a description of our valuation methodologies used to measure and disclose the fair values of our financial assets and liabilities that are recorded at fair value on a recurring or nonrecurring basis:

Securities available for sale. Securities available for sale are recorded at fair value on a recurring basis. Fair value measurement is based on quoted prices, if available. If quoted prices are not available, fair values are measured using independent pricing models. Level 2 securities include U.S. Government agency bonds, mortgage-backed securities issued or guaranteed by U.S. Government agencies, municipal general obligation and revenue bonds and mutual funds. Level 3 securities include bonds issued by certain relatively small municipalities located within our markets that have very limited marketability due to their size and lack of ratings from a recognized rating service. We carry these bonds at historical cost, which we believe approximates fair value, unless our periodic financial analysis or other information becomes known which necessitates a valuation allowance. There was no such valuation allowance as of March 31, 2015 or December 31, 2014. We have no Level 1 securities available for sale.

Derivatives. The interest rate swap is measured at fair value on a recurring basis. We measure fair value utilizing models that use primarily market observable inputs, such as forecasted yield curves, and accordingly, the interest rate swap agreement is classified as Level 2.

Mortgage loans held for sale. Mortgage loans originated and intended for sale in the secondary market are carried at the lower of aggregate cost or market, as determined by outstanding commitments from investors, and are measured on a nonrecurring basis. Fair value is based on independent quoted market prices, where applicable, or the prices for other mortgage whole loans with similar characteristics. As of March 31, 2015 and December 31, 2014, we determined that the fair value of our mortgage loans held for sale approximated the recorded cost of $3.4 million and $1.6 million, respectively.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The balances of assets and liabilities measured at fair value on a recurring basis as of March 31, 2015 are as follows:

		Quoted
		Prices in
		Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Available for sale securities
U.S. Government agency debt obligations	$179,914,000	$0	$179,914,000	$0
Mortgage-backed securities	87,282,000	0	87,282,000	0
Municipal general obligation bonds	134,262,000	0	124,071,000	10,191,000
Municipal revenue bonds	10,287,000	0	10,287,000	0
Other investments	1,948,000	0	1,948,000	0
Interest rate swap	(450,000)	0	(450,000)	0
Total	$413,243,000	$0	$403,052,000	$10,191,000

There were no transfers in or out of Level 1, Level 2 or Level 3 during the first three months of 2015.

The balances of assets and liabilities measured at fair value on a recurring basis as of December 31, 2014 are as follows:

		Quoted
		Prices in
		Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Available for sale securities
U.S. Government agency debt obligations	$193,468,000	$0	$193,468,000	$0
Mortgage-backed securities	93,561,000	0	93,561,000	0
Municipal general obligation bonds	133,082,000	0	122,801,000	10,281,000
Municipal revenue bonds	10,873,000	0	10,873,000	0
Other investments	1,928,000	0	1,928,000	0
Interest rate swap	(253,000)	0	(253,000)	0
Total	$432,659,000	$0	$422,378,000	$10,281,000

There were no transfers in or out of Level 1, Level 2 or Level 3 during 2014.

(Continued)
57.

MERCANTILE BANK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

12.	FAIR VALUES (Continued)

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

		Quoted
		Prices in
		Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)

Impaired loans (1)	$36,958,000	$0	$0	$36,958,000
Foreclosed assets (1)	1,664,000	0	0	1,664,000
Total	$38,622,000	$0	$0	$38,622,000

The balances of assets and liabilities measured at fair value on a nonrecurring basis as of December 31, 2014 are as follows:

		Quoted
		Prices in
		Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)

Impaired loans (1)	$17,097,000	$0	$0	$17,097,000
Foreclosed assets (1)	1,995,000	0	0	1,995,000
Total	$19,092,000	$0	$0	$19,092,000

(1) Represents carrying value and related write-downs for which adjustments are based on the estimated value of the property or other assets.

13.	REGULATORY MATTERS

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
58.

MERCANTILE BANK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

13.	REGULATORY MATTERS (Continued)

The prompt corrective action regulations provide five classifications, including well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized, although these terms are not used to represent overall financial condition. If an institution is not well capitalized, regulatory approval is required to accept brokered deposits. Subject to limited exceptions, no institution may make a capital distribution if, after making the distribution, it would be undercapitalized. If an institution is undercapitalized, it is subject to close monitoring by its principal federal regulator, its asset growth and expansion are restricted, and plans for capital restoration are required. In addition, further specific types of restrictions may be imposed on the institution at the discretion of the federal regulator. At March 31, 2015 and December 31, 2014, our bank was in the well capitalized category under the regulatory framework for prompt corrective action. There are no conditions or events since March 31, 2015 that we believe have changed our bank’s categorization.

Our actual capital levels (dollars in thousands) and the minimum levels required to be categorized as adequately and well capitalized were:

					Minimum Required
					to be Well
			Minimum Required		Capitalized Under
			for Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Regulations
	Amount	Ratio	Amount	Ratio	Amount	Ratio
March 31, 2015
Total capital (to risk weighted assets)
Consolidated	$347,997	14.1%	$197,872	8.0%	$ NA	NA
Bank	347,674	14.1	197,988	8.0	247,485	10.0%
Tier 1 capital (to risk weighted assets)
Consolidated	326,947	13.2	148,404	6.0	NA	NA
Bank	326,624	13.2	148,491	6.0	197,988	8.0
Common equity tier 1 (to risk weighted assets)
Consolidated	276,416	11.2	111,395	4.5	NA	NA
Bank	326,624	13.2	111,369	4.5	160,865	6.5
Tier 1 capital (to average assets)
Consolidated	326,947	11.6	112,656	4.0	NA	NA
Bank	326,624	11.6	112,725	4.0	140,906	5.0

(Continued)
59.

MERCANTILE BANK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

13.	REGULATORY MATTERS (Continued)

					Minimum Required
					to be Well
			Minimum Required		Capitalized Under
			for Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Regulations
	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2014
Total capital (to risk weighted assets)
Consolidated	$334,793	14.4%	$185,553	8.0%	$ NA	NA
Bank	332,749	14.4	185,309	8.0	231,636	10.0%
Tier 1 capital (to risk weighted assets)
Consolidated	314,752	13.6	92,777	4.0	NA	NA
Bank	312,708	13.5	92,655	4.0	138,982	6.0
Tier 1 capital (to average assets)
Consolidated	314,752	11.2	112,949	4.0	NA	NA
Bank	312,708	11.1	112,856	4.0	141,070	5.0

Our consolidated capital levels as of March 31, 2015 and December 31, 2014 include $52.6 million and $52.4 million, respectively, of trust preferred securities subject to certain limitations. Under applicable Federal Reserve guidelines, the trust preferred securities constitute a restricted core capital element. The guidelines provide that the aggregate amount of restricted core elements that may be included in our Tier 1 capital must not exceed 25% of the sum of all core capital elements, including restricted core capital elements, net of goodwill less any associated deferred tax liability. Our ability to include the trust preferred securities in Tier 1 capital in accordance with the guidelines is not affected by the provision of the Dodd-Frank Act generally restricting such treatment, because (i) the trust preferred securities were issued before May 19, 2010, and (ii) our total consolidated assets as of December 31, 2009 were less than $15.0 billion. As of March 31, 2015 and December 31, 2014, all $52.6 million and $52.4 million, respectively, of the trust preferred securities were included in our consolidated Tier 1 capital.

Our regulatory capital calculations and the minimum requirements to be categorized as well capitalized and adequately capitalized under the prompt corrective action regulations were impacted by BASEL III, which became effective January 1, 2015 and are included in the March 31, 2015 table above. The net impact on our regulatory capital ratios and our overall capital position was not material.

Our and our bank’s ability to pay cash and stock dividends is subject to limitations under various laws and regulations and to prudent and sound banking practices. On January 15, 2015, our Board of Directors declared a cash dividend on our common stock in the amount of $0.14 per share that was paid on March 25, 2015 to shareholders of record as of March 13, 2015. On April 16, 2015, our Board of Directors declared a cash dividend on our common stock in the amount of $0.14 per share that will be paid on June 24, 2015 to shareholders of record as of June 12, 2015.

(Continued)
60.

MERCANTILE BANK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

13.	REGULATORY MATTERS (Continued)

In addition, on January 30, 2015, we announced that our Board of Directors had authorized a new program to repurchase up to $20.0 million of our common stock from time to time in open market transactions at prevailing market prices or by other means in accordance with applicable regulations. We expect to fund a majority of such repurchases from cash dividends paid to us from our Bank. During the three months ended March 31, 2015, we purchased approximately 104,000 shares of common stock at an average price of $19.09, totaling about $2.0 million, under the stock repurchase program.

61.

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

Future Factors include, among others, changes in interest rates and interest rate relationships; demand for products and services; the degree of competition by traditional and non-traditional competitors; changes in banking regulation or actions by bank regulators; changes in tax laws; changes in prices, levies, and assessments; our ability to realize the anticipated benefits of our merger with Firstbank Corporation; the ability of the combined company to compete in the highly competitive banking and financial services industry; the impact of technological advances; governmental and regulatory policy changes; the outcomes of contingencies; trends in customer behavior as well as their ability to repay loans; changes in local real estate values; changes in the national and local economies; and risk factors described in our annual report on Form 10-K for the year ended December 31, 2014 or in this report. These are representative of the Future Factors that could cause a difference between an ultimate actual outcome and a forward-looking statement.

Introduction

The following discussion compares the financial condition of Mercantile Bank Corporation and its consolidated subsidiaries, including Mercantile Bank of Michigan (“our bank”) and our bank’s two subsidiaries, Mercantile Bank Real Estate Co., LLC (“our real estate company”) and Mercantile Insurance Center, Inc. (“our insurance company”), at March 31, 2015 and December 31, 2014 and the results of operations for the three months ended March 31, 2015 and March 31, 2014. This discussion should be read in conjunction with the interim consolidated financial statements and footnotes included in this report. Unless the text clearly suggests otherwise, references in this report to “us,” “we,” “our” or “the company” include Mercantile Bank Corporation and its consolidated subsidiaries referred to above.

Critical Accounting Policies

Accounting principles generally accepted in the United States of America are complex and require us to apply significant judgment to various accounting, reporting and disclosure matters. We must use assumptions and estimates to apply these principles where actual measurements are not possible or practical. Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our unaudited financial statements included in this report. For a discussion of our significant accounting policies, see Note 1 of the Notes to our Consolidated Financial Statements included on pages F-45 through F-51 in our Form 10-K for the fiscal year ended December 31, 2014 (Commission file number 000-26719). Our allowance for loan losses policy and accounting for income taxes are highly dependent upon subjective or complex judgments, assumptions and estimates. Changes in such estimates may have a significant impact on the financial statements, and actual results may differ from those estimates. We have reviewed the application of these policies with the Audit Committee of our Board of Directors.

62.

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

63.

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

64.

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

Financial Overview

We reported net income of $6.6 million, or $0.39 per diluted share, for the first quarter of 2015, compared to $3.6 million, or $0.41 per diluted share, during the first quarter of 2014. Although we recorded a negative provision expense in both the first quarter of 2015 and 2014, the negative provision expense during the first quarter of 2015 equated to $0.02 per diluted share compared to the $0.14 per diluted share during the first quarter of 2014.

The overall quality of our loan portfolio remains strong, which when combined with recoveries of prior loan charge-offs and the eliminations of and reductions in specific reserves, have produced a positive impact on our allowance calculations and allowed us to make no or negative provisions in nine consecutive quarters and in twelve out of the last thirteen quarters. We recorded a negative provision expense of $0.4 million during the first quarter of 2015. Gross loan charge-offs totaled $0.5 million during the first quarter of 2015, while recoveries of prior period loan charge-offs totaled $1.9 million, resulting in a net recovery of $1.4 million. We have recorded a net loan recovery during eight out of the last twelve quarters. We continue our collection efforts on charged-off loans, and expect to record recoveries in future periods; however, given the nature of these efforts, it is not practical to forecast the dollar amount and timing of the recoveries.

New term loan originations totaled approximately $100 million during the first quarter of 2015. We also experienced net increases in commercial lines of credit, in large part reflecting lines that are part of new commercial lending relationships established during recent quarterly periods. Net loan growth for the first quarter totaled $31.5 million, reflecting the impact of scheduled monthly payments as well as expected and unexpected commercial loan payoffs. The new loan pipeline remains strong, and at March 31, 2015, we had over $140 million in unfunded loan commitments on commercial construction and development loans that are in the construction phase. We believe our loan portfolio is well diversified, with commercial and industrial loans equaling 28%, commercial real estate non-owner occupied loans comprising 27%, commercial real estate owner occupied loans comprising 20% and residential mortgage and consumer loans aggregating 17% of total loans at March 31, 2015. As a percent of total commercial loans, commercial and industrial loans and commercial real estate owner occupied loans equaled 58% at March 31, 2015.

Our funding structure is also well diversified. As of March 31, 2015, noninterest-bearing checking accounts comprised 23% of total funds, interest-bearing checking and sweep accounts combined for 23%, savings deposits and money market accounts aggregated to 24% and local time deposits accounted for 22%. Wholesale funds, comprised of brokered deposits and Federal Home Loan Bank (“FHLB”) advances, represented 8.1% of total funds.

65.

MERCANTILE BANK CORPORATION

Financial Condition

Our total assets decreased $16.2 million during the first three months of 2015, and totaled $2.88 billion as of March 31, 2015. Total loans increased $31.5 million, while securities available for sale declined $19.2 million and cash and cash equivalents decreased $23.9 million. Total deposits increased $2.6 million, while securities sold under agreements to repurchase (“sweep accounts”) were down $19.4 million during the first three months of 2015. For the remainder of 2015 and into 2016, we expect further loan growth to continue to be primarily funded by cash flow from our securities portfolio and other interest-bearing assets, with total deposits remaining relatively stable.

Commercial loans increased $44.0 million during the first three months of 2015, and at March 31, 2015 totaled $1.76 billion, or 83.0% of the loan portfolio. As of December 31, 2014, the commercial loan portfolio comprised 82.1% of total loans. The increase in commercial loans during the first three months of 2015 primarily reflects new commercial term loans to existing and new borrowers. Commercial and industrial loans were up $37.1 million, non-owner occupied commercial real estate (“CRE”) loans increased $6.6 million, owner occupied CRE loans increased $1.6 million, multi-family and residential rental loans declined $5.3 million and vacant land, land development and residential construction loans were up $4.1 million. As a percent of total commercial loans, commercial and industrial loans and commercial real estate owner occupied loans equaled 58.0% as of March 31, 2015, compared to 57.2% at December 31, 2014.

We significantly enhanced our commercial loan sales efforts over the past several years. We are very pleased with the approximately $765 million in new commercial term loan fundings since the beginning of 2012, including about $100 million during the first three months of 2015. As of March 31, 2015, availability on existing construction and development loans totaled over $140 million, with most of those funds expected to be drawn over the next twelve months. In addition, our current pipeline reports indicate continued strong commercial loan funding opportunities in future periods, including approximately $131 million in new lending commitments, a majority of which we expect to be accepted and funded over the next 12 to 18 months. Our commercial lenders also report substantial additional opportunities they are currently discussing with existing and potentially new borrowers.

We continue to experience commercial loan principal paydowns and payoffs. While a portion of the principal paydowns and payoffs received have been welcomed, such as on stressed loan relationships, we have also experienced instances where well-performing relationships have been refinanced at other financial institutions or non-bank entities, and other situations where the borrower has sold the underlying asset. In many of those instances where the loans were refinanced elsewhere, we believed the terms and conditions of the new lending arrangements were too aggressive, generally reflecting the very competitive banking environment in our markets. We remain committed to prudent underwriting standards that provide for an appropriate yield and risk relationship. In addition, we continue to receive accelerated principal paydowns from certain borrowers who have elevated deposit balances generally resulting from profitable operations and an apparent unwillingness to expand their businesses and/or replace equipment primarily due to economic- and tax-related uncertainties. Usage of existing commercial lines of credit has remained relatively steady.

One-to-four family mortgage loans and other consumer loans both declined $6.3 million during the first three months of 2015, and at March 31, 2015, totaled a combined $361 million, or 17.0% of total loans. One-to-four family mortgage loans and other consumer loans combined equated to 17.9% of total loans as of December 31, 2014.

66.

MERCANTILE BANK CORPORATION

The following table summarizes our loan portfolio at March 31, 2015:

	3/31/15	12/31/14	9/30/14	6/30/14	3/31/14
Commercial:
Commercial & Industrial	$587,675,000	$550,607,000	$541,805,000	$538,791,000	$289,009,000
Land Development & Construction	56,050,000	51,974,000	52,218,000	55,948,000	37,190,000
Owner Occupied Commercial RE	431,995,000	430,388,000	412,470,000	411,116,000	264,299,000
Non-Owner Occupied Commercial RE	566,152,000	559,574,000	584,422,000	588,752,000	378,034,000
Multi-Family & Residential Rental	117,477,000	122,760,000	95,649,000	93,939,000	35,686,000
Total Commercial	1,759,349,000	1,715,303,000	1,686,564,000	1,688,546,000	1,004,218,000

Retail:
1-4 Family Mortgages	208,425,000	214,696,000	217,751,000	215,908,000	30,800,000
Home Equity & Other Consumer Loans	152,986,000	159,278,000	163,950,000	169,028,000	31,778,000
	361,411,000	373,974,000	381,701,000	384,936,000	62,578,000

Total	$2,120,760,000	$2,089,277,000	$2,068,265,000	$2,073,482,000	$1,066,796,000

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

Nonperforming assets, comprised of nonaccrual loans, loans past due 90 days or more and accruing interest and foreclosed properties, totaled $27.9 million (1.0% of total assets) as of March 31, 2015, compared to $31.4 million (1.1% of total assets) as of December 31, 2014. One commercial loan relationship, which was placed on nonaccrual during the fourth quarter of 2014, accounted for approximately 76% of total nonperforming assets as of March 31, 2015. Substantial progress toward full resolution of this relationship was made during the first quarter of 2015, and we expect additional progress during the second quarter.

67.

MERCANTILE BANK CORPORATION

The following tables provide a breakdown of nonperforming assets by collateral type:

NONPERFORMING LOANS

	3/31/15	12/31/14	9/30/14	6/30/14	3/31/14
Residential Real Estate:
Land Development	$54,000	$84,000	$107,000	$36,000	$38,000
Construction	0	0	0	0	0
Owner Occupied / Rental	2,578,000	4,229,000	4,350,000	3,898,000	4,026,000
	2,632,000	4,313,000	4,457,000	3,934,000	4,064,000

Commercial Real Estate:
Land Development	197,000	209,000	222,000	235,000	361,000
Construction	0	0	0	0	0
Owner Occupied	17,495,000	18,089,000	733,000	1,176,000	784,000
Non-Owner Occupied	360,000	378,000	330,000	129,000	335,000
	18,052,000	18,676,000	1,285,000	1,540,000	1,480,000

Non-Real Estate:
Commercial Assets	5,565,000	6,401,000	296,000	267,000	798,000
Consumer Assets	18,000	42,000	33,000	0	0
	5,583,000	6,443,000	329,000	267,000	798,000

Total	$26,267,000	$29,432,000	$6,071,000	$5,741,000	$6,342,000

OTHER REAL ESTATE OWNED & REPOSSESSED ASSETS

	3/31/15	12/31/14	9/30/14	6/30/14	3/31/14
Residential Real Estate:
Land Development	$329,000	$329,000	$329,000	$427,000	$427,000
Construction	0	0	0	22,000	22,000
Owner Occupied / Rental	646,000	722,000	902,000	968,000	186,000
	975,000	1,051,000	1,231,000	1,417,000	635,000

Commercial Real Estate:
Land Development	0	0	0	92,000	92,000
Construction	0	0	0	0	0
Owner Occupied	139,000	247,000	173,000	300,000	75,000
Non-Owner Occupied	550,000	697,000	1,255,000	1,069,000	1,548,000
	689,000	944,000	1,428,000	1,461,000	1,715,000

Non-Real Estate:
Commercial Assets	0	0	0	0	0
Consumer Assets	0	0	0	0	0
	0	0	0	0	0

Total	$1,664,000	$1,995,000	$2,659,000	$2,878,000	$2,350,000

68.

MERCANTILE BANK CORPORATION

The following tables provide a reconciliation of nonperforming assets:

NONPERFORMING LOANS RECONCILIATION

	1st Qtr	4th Qtr	3rd Qtr	2nd Qtr	1st Qtr
	2015	2014	2014	2014	2014

Beginning balance	$29,432,000	$6,071,000	$5,741,000	$6,342,000	$6,718,000
Additions, net of transfers to ORE	414,000	24,513,000	1,194,000	(11,000)	174,000
Returns to performing status	(5,000)	(779,000)	0	0	0
Principal payments	(3,203,000)	(228,000)	(864,000)	(523,000)	(449,000)
Loan charge-offs	(371,000)	(145,000)	0	(67,000)	(101,000)

Total	$26,267,000	$29,432,000	$6,071,000	$5,741,000	$6,342,000

OTHER REAL ESTATE OWNED & REPOSSESSED ASSETS RECONCILIATION

	1st Qtr	4th Qtr	3rd Qtr	2nd Qtr	1st Qtr
	2015	2014	2014	2014	2014

Beginning balance	$1,995,000	$2,659,000	$2,878,000	$2,350,000	$2,851,000
Additions	277,000	380,000	851,000	1,362,000	0
Sale proceeds	(538,000)	(982,000)	(910,000)	(790,000)	(501,000)
Valuation write-downs	(70,000)	(62,000)	(160,000)	(44,000)	0

Total	$1,664,000	$1,995,000	$2,659,000	$2,878,000	$2,350,000

During the first quarter of 2015, loan charge-offs totaled $0.5 million while recoveries of prior period charge-offs aggregated to $1.9 million, resulting in a net recovery $1.4 million. We have recorded a net loan recovery during eight out of the last twelve quarters. We continue our collection efforts on charged-off loans, and expect to record recoveries in future periods; however, given the nature of these efforts, it is not practical to forecast the dollar amount and timing of the recoveries.

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

69.

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

A migration analysis is completed quarterly to assist us in determining appropriate reserve allocation factors for non-impaired commercial loans. Our migration analysis takes into account various time periods, with most weight placed on a sixteen-quarter time frame as of March 31, 2015. We believe the sixteen-quarter period represents an appropriate range of economic conditions, and that it provides for an appropriate basis in determining reserve allocation factors given current economic conditions and the general consensus of economic conditions in the near future. Over the past few years, leading up to and including December 31, 2014, we had placed most weight on a twelve-quarter look back period.

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

The allowance for originated loans equaled $20.3 million as of March 31, 2015, or 1.5% of total originated loans outstanding, compared to $19.3 million, or 1.5% of total originated loans outstanding at December 31, 2014. We also had an allowance for acquired loans as of March 31, 2015 and December 31, 2014, equaling $0.8 million and $0.7 million, respectively. The allowance equaled 80.1% of nonperforming loans as of March 31, 2015, compared to 68.1% as of December 31, 2014. The increase in this ratio during the first quarter reflects a combined increase in the balance of the allowance and a decline in total nonperforming loans.

70.

MERCANTILE BANK CORPORATION

As of March 31, 2015, the allowance for originated loans was comprised of $9.9 million in general reserves relating to non-impaired loans, $5.0 million in specific reserve allocations relating to nonaccrual loans, and $5.4 million in specific reserves on other loans, primarily accruing loans designated as troubled debt restructurings. Troubled debt restructurings totaled $46.6 million at March 31, 2015, consisting of $23.3 million that are on nonaccrual status and $23.3 million that are on accrual status. The latter, while considered and accounted for as impaired loans in accordance with accounting guidelines, is not included in our nonperforming loan totals. The aforementioned large nonaccrual commercial loan relationship is categorized as a nonperforming troubled debt restructuring. Impaired loans with an aggregate carrying value of $0.9 million as of March 31, 2015 had been subject to previous partial charge-offs aggregating $2.2 million. Those partial charge-offs were recorded as follows: $0.1 million during 2014, $0.4 million in 2013, $1.0 million in 2012, $0.5 million in 2011 and $0.2 million in 2010. As of March 31, 2015, there were no specific reserves allocated to impaired loans that had been subject to a previous partial charge-off.

The following table provides a breakdown of our originated and acquired loans categorized as troubled debt restructurings:

	3/31/15	12/31/14	9/30/14	6/30/14	3/31/14

Performing	$23,350,000	$24,001,000	$47,385,000	$24,900,000	$27,093,000
Nonperforming	23,272,000	26,433,000	3,371,000	4,232,000	4,800,000

Total	$46,622,000	$50,434,000	$50,756,000	$29,132,000	$31,893,000

Although we believe the allowance is adequate to absorb loan losses in our originated loan portfolio as they arise, there can be no assurance that we will not sustain loan losses in any given period that could be substantial in relation to, or greater than, the size of the allowance.

Securities available for sale decreased $19.2 million during the first three months of 2015, totaling $414 million as of March 31, 2015. Purchases during the first three months of 2015, generally consisting of municipal bonds, totaled $1.8 million. Proceeds from matured and called U.S. Government agency bonds and municipal bonds during the first three months of 2015 totaled $15.6 million and $0.7 million, respectively, with another $6.1 million from principal paydowns on mortgage-backed securities. In addition, proceeds from the sales of municipal bonds totaled $0.7 million. At March 31, 2015, the portfolio was primarily comprised of U.S. Government agency bonds (43%), municipal bonds (35%) and U.S. Government agency issued or guaranteed mortgage-backed securities (21%). All of our securities are currently designated as available for sale, and are therefore stated at fair value. The fair value of securities designated as available for sale at March 31, 2015 totaled $414 million, including a net unrealized gain of $3.2 million. We maintain the securities portfolio at levels to provide adequate pledging and secondary liquidity for our daily operations. In addition, the securities portfolio serves a primary interest rate risk management function. We expect future purchases during the remainder of 2015 to be generally limited to the occasional acquisition of municipal bonds, as a majority of the cash flow from maturities and calls on U.S. Government agency and municipal bonds and from paydowns on mortgage-backed securities is expected to be used to fund anticipated loan growth.

FHLB of Indianapolis (“FHLBI”) stock totaled $13.7 million as of March 31, 2015, unchanged from the balance at December 31, 2014. Our investment in FHLBI stock is necessary to engage in their advance and other financing programs. We have regularly received quarterly cash dividends, and we expect a cash dividend will continue to be paid in future quarterly periods.

71.

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

Federal funds sold, consisting of excess funds sold overnight to a correspondent bank, along with investments in interest-bearing deposits at correspondent and other banks, are used to manage daily liquidity needs and interest rate sensitivity. During the first three months of 2015, the average balance of these funds equaled $87.6 million, or 3.3% of average earning assets. We expect the level of these funds to average approximately 1% to 2% of average earning assets in future quarters, as we use approximately one half of the average amount during the first quarter of 2015 to fund anticipated loan growth.

Net premises and equipment equaled $48.4 million at March 31, 2015, a decrease of $0.5 million during the first three months of 2015. Purchases during the first quarter of 2015 totaled $0.3 million, while depreciation expense aggregated to $0.8 million. Foreclosed and repossessed assets equaled $1.7 million as of March 31, 2015, compared to $2.0 million as of December 31, 2014. Sale proceeds during the first quarter of 2015 totaled $0.5 million, while transfers in from the loan portfolio totaled $0.3 million. Valuation write-downs totaled $0.1 million. While we expect further transfers from loans to foreclosed and repossessed assets in future periods reflecting our collection efforts on some impaired lending relationships, we believe the overall strong quality of our loan portfolio will limit any overall increase in, and average balance of, this particular nonperforming asset category.

Total deposits increased $2.6 million during the first three months of 2015, totaling $2.28 billion at March 31, 2015. Out-of-area deposits decreased $22.2 million during the first three months of 2015, and as a percent of total deposits, equaled 6.7% as of March 31, 2015, compared to 7.7% as of December 31, 2014.

Noninterest-bearing checking accounts increased $10.1 million during the first three months of 2015, generally due to deposit account openings as part of recently established commercial lending relationships. Interest-bearing checking accounts increased $3.7 million, money market deposit accounts grew $14.8 million and savings deposits increased $15.0 million during the first three months of 2015. Local time deposits declined $18.8 million, a majority of which were transferred to non-time deposits at maturity. This is a continuation of a trend over the past several years due to the very low interest rate environment, and we expect this trend to continue at least until short term interest rates start to increase.

Sweep accounts decreased $19.4 million during the first three months of 2015, totaling $148 million as of March 31, 2015. The decrease was expected, as we generally see a decline during the first quarter as businesses use funds to make tax and bonus payments. Our sweep account program entails transferring collected funds from certain business noninterest-bearing checking accounts and savings deposits into over-night interest-bearing repurchase agreements. Such sweep accounts are not deposit accounts and are not afforded federal deposit insurance, and are accounted for as secured borrowings.

FHLBI advances decreased $6.0 million during the first three months of 2015, reflecting $6.0 million in maturities. As of March 31, 2015, FHLBI advances totaled $48.0 million. The FHLBI advances are generally collateralized by a blanket lien on our residential mortgage loan portfolio. Our borrowing line of credit as of March 31, 2015 totaled about $474 million, with availability approximating $426 million.

72.

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

To assist in providing needed funds, we have regularly obtained monies from wholesale funding sources. Wholesale funds, primarily comprised of deposits from customers outside of our market areas and advances from the FHLBI, totaled $201 million, or 8.1% of combined deposits and borrowed funds, as of March 31, 2015, compared to $230 million, or 9.2% of combined deposits and borrowed funds, as of December 31, 2014.

Sweep accounts decreased $19.4 million during the first three months of 2015, totaling $148 million as of March 31, 2015. The decrease was expected, as we generally see a decline during the first quarter as businesses use funds to make tax and bonus payments. Our sweep account program entails transferring collected funds from certain business noninterest-bearing checking accounts and savings deposits into over-night interest-bearing repurchase agreements. Such sweep accounts are not deposit accounts and are not afforded federal deposit insurance, and are accounted for as secured borrowings. Information regarding our repurchase agreements as of March 31, 2015 and during the first three months of 2015 is as follows:

Outstanding balance at March 31, 2015	$148,219,000
Weighted average interest rate at March 31, 2015	0.11%
Maximum daily balance three months ended March 31, 2015	$168,211,000
Average daily balance for three months ended March 31, 2015	$143,524,000
Weighted average interest rate for three months ended March 31, 2015	0.11%

As a member of FHLBI, we have access to FHLBI advance borrowing programs. FHLBI advances decreased $6.0 million during the first three months of 2015. As of March 31, 2015, FHLBI advances totaled $48.0 million. Based on available collateral at March 31, 2015, we could borrow an additional $426 million.

We also have the ability to borrow up to $63.0 million on a daily basis through correspondent banks using established unsecured federal funds purchased lines of credit. We did not access these lines of credit during first three months of 2015; in fact, we have not accessed the lines of credit since January of 2010. In contrast, federal funds sold averaged $11.0 million and interest-bearing deposit balances with the Federal Reserve Bank of Chicago averaged $72.6 million during the first three months of 2015. We also have a line of credit through the Discount Window of the Federal Reserve Bank of Chicago. Using certain municipal bonds as collateral, we could have borrowed up to $11.5 million as of March 31, 2015. We did not utilize this line of credit during the first three months of 2015 or at any time during the previous six fiscal years, and do not plan to access this line of credit in future periods.

73.

MERCANTILE BANK CORPORATION

The following table reflects, as of March 31, 2015, significant fixed and determinable contractual obligations to third parties by payment date, excluding accrued interest:

	One Year	One to	Three to	Over
	or Less	Three Years	Five Years	Five Years	Total

Deposits without a stated maturity	$1,581,821,000	$0	$0	$0	$1,581,821,000
Certificates of deposit	360,509,000	240,498,000	96,696,000	0	697,703,000
Short-term borrowings	148,219,000	0	0	0	148,219,000
Federal Home Loan Bank advances	0	48,011,000	0	0	48,011,000
Subordinated debentures	0	0	0	54,642,000	54,642,000
Other borrowed money	3,493,000	0	0	0	3,493,000
Property leases	379,000	773,000	439,000	116,000	1,707,000

In addition to normal loan funding and deposit flow, we must maintain liquidity to meet the demands of certain unfunded loan commitments and standby letters of credit. As of March 31, 2015, we had a total of $732 million in unfunded loan commitments and $31.0 million in unfunded standby letters of credit. Of the total unfunded loan commitments, $600 million were commitments available as lines of credit to be drawn at any time as customers’ cash needs vary, and $132 million were for loan commitments generally expected to close and become funded within the next twelve months. We regularly monitor fluctuations in loan balances and commitment levels, and include such data in our overall liquidity management.

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

Capital Resources

Shareholders’ equity was $333 million at March 31, 2015, compared to $328 million at December 31, 2014. The $4.7 million increase during the first three months of 2015 primarily reflects the combined positive impact of net income totaling $6.6 million and the negative impact of cash dividends on common shares totaling $2.4 million and our share repurchase program aggregating $2.0 million. Also positively impacting shareholders’ equity during the first three months of 2015 was an increase in the net unrealized gain on securities available for sale of $1.9 million.

74.

MERCANTILE BANK CORPORATION

We and our bank are subject to regulatory capital requirements administered by state and federal banking agencies. Failure to meet the various capital requirements can initiate regulatory action that could have a direct material effect on the financial statements. The Federal Reserve Board and the Federal Deposit Insurance Corporation approved final rules, commonly referred to as “BASEL III,” implementing the Basel Committee on Banking Supervision’s capital guidelines for U.S. banks. Under the final rules, which became effective January 1, 2015, minimum requirements have increased for both the quantity and quality of capital held by us and our bank. The final rules include a new common equity Tier 1 capital to risk-weighted assets minimum ratio of 4.5%, raise the minimum ratio of Tier 1 capital to risk-weighted assets from 4.0% to 6.0%, require a minimum ratio of Total Capital to risk-weighted assets of 8.0% and require a minimum Tier 1 leverage ratio of 4.0%. A new capital conservation buffer, comprised of common equity Tier 1 capital, is also established above the regulatory minimum capital requirements. This capital conservation buffer will be phased-in beginning January 1, 2016 at 0.625% of risk-weighted assets and increase each subsequent year by an additional 0.625% until reaching its final level of 2.5% on January 1, 2019. Strict eligibility criteria for regulatory capital instruments were also implemented under the final rules. The final rules also revise the definition and calculation of Tier 1 capital, Total Capital and risk-weighted assets.

As of March 31, 2015, our bank’s total risk-based capital ratio was 14.1%, with our bank’s total regulatory capital equaling $348 million, or approximately $100 million in excess of the 10.0% minimum which is among the requirements to be categorized as “well capitalized.” Our and our bank’s capital ratios as of March 31, 2015 and December 31, 2014 are disclosed in Note 13 of the Notes to Condensed Consolidated Financial Statements.

Results of Operations

We recorded net income of $6.6 million for the first quarter of 2015 ($0.39 per basic and diluted share), compared to net income of $3.6 million ($0.41 per basic and diluted share) recorded during the first quarter of 2014. The results for the first quarter of 2015 were impacted by the merger with Firstbank, which was consummated on June 1, 2014. Our projected annual cost savings as disclosed at the time the merger was announced were $5.5 million, or approximately $1.4 million quarterly. We realized the full amount of this target in the first quarter of 2015. A negative provision expense of $0.4 million ($0.02 per share) was recorded during the first quarter of 2015, compared to a negative provision expense of $1.9 million ($0.14 per diluted share) during the year-ago quarter.

The improved earnings performance in the first quarter of 2015 compared to the prior-year first quarter primarily resulted from increased net interest income, which more than offset increased overhead costs. The increased net interest income primarily resulted from the higher level of average earning assets associated with the completion of the merger; an increased net interest margin, mainly resulting from a decreased cost of funds, also contributed to the higher level of net interest income. The decreased cost of funds in large part reflects the absorption of Firstbank’s lower-costing deposit base. The increased noninterest expense was mainly attributable to higher costs necessary to operate the combined company.

75.

MERCANTILE BANK CORPORATION

Interest income during the first quarter of 2015 was $27.6 million, an increase of $14.0 million, or 103.0%, from the $13.6 million earned during the first quarter of 2014. The increase in interest income in the first quarter of 2015 compared to the respective 2014 period is primarily attributable to an increase in earning assets. Average earning assets equaled $2.65 billion during the first quarter of 2015, up $1.33 billion, or 100.4%, from the level of $1.32 billion during the first quarter of 2014. Average earning assets include Firstbank’s assets from the date of acquisition. An increase in the yield on average earning assets from 4.20% in the first quarter of 2014 to 4.25% in the current-year first quarter also contributed to the higher level of interest income. The higher yield on average earning assets primarily resulted from an increased yield on average loans and a change in earning asset mix. The higher yield on average loans was mainly due to increased yields on commercial and residential mortgage loans and a change in loan mix. Accretion of acquired loans totaled $1.4 million during the first quarter of 2015. Lower-yielding average interest-bearing deposits and average federal funds sold combined equaled 3.3% of total average earning assets in the first quarter of 2015, down from 8.7% during the first quarter of 2014. The yield on average securities declined from 4.08% in the first quarter of 2014 to 2.17% in the current-year first quarter, primarily reflecting the ongoing low interest rate environment.

Interest expense during the first quarter of 2015 was $2.7 million, an increase of $0.2 million, or 8.6%, from the $2.5 million expensed during the first quarter of 2014. The increase in interest expense in the 2015 period compared to the respective 2014 period is attributable to an increase in the volume of average interest-bearing liabilities. Average interest-bearing liabilities include Firstbank’s liabilities from the date of acquisition. The impact of the higher volume of average interest-bearing liabilities on interest expense was substantially offset by a decrease in the weighted average cost of interest-bearing liabilities. The absorption of Firstbank’s lower-costing interest-bearing liability base positively impacted the cost of funds in the 2015 period.

Net interest income during the first quarter of 2015 was $24.9 million, an increase of $13.8 million, or 124.6%, from the $11.1 million earned during the first quarter of 2014. The increase in net interest income in the 2015 period compared to the respective 2014 period was primarily due to an increase in earning assets; an increase in the net interest margin from 3.42% during the first quarter of 2014 to 3.83% during the first quarter of 2015 also contributed to the higher level of net interest income. The higher net interest margin in the 2015 period primarily reflects the reduction in the cost of funds, which decreased from 0.78% in the first quarter of 2014 to 0.42% in the current-year first quarter in large part due to the absorption of Firstbank’s lower-costing interest-bearing liability base.

The following table sets forth certain information relating to our consolidated average interest-earning assets and interest-bearing liabilities and reflects the average yield on assets and average cost of liabilities for the first quarter of 2015 and 2014. Such yields and costs are derived by dividing income or expense by the average daily balance of assets or liabilities, respectively, for the period presented. Tax-exempt securities interest income and yield have been computed on a tax equivalent basis using a marginal tax rate of 35%. Securities interest income was increased by $165,000 and $84,000 in the first quarter of 2015 and 2014, respectively, for this adjustment.

76.

MERCANTILE BANK CORPORATION

	Quarters ended March 31,
	2 0 1 5			2 0 1 4
	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate
	(dollars in thousands)
ASSETS
Loans	$2,119,464	$25,311	4.84%	$1,059,595	$12,099	4.63%
Investment securities	440,380	2,388	2.17	147,164	1,501	4.08
Other interest-bearing assets	87,620	55	0.25	114,553	72	0.25
Total interest - earning assets	2,647,464	27,754	4.25	1,321,312	13,672	4.20

Allowance for loan losses	(20,481)			(22,558)
Other assets	247,933			121,758

Total assets	$2,874,916			$1,420,512

LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing deposits	$1,723,684	$1,899	0.45%	$890,698	$2,035	0.93%
Short-term borrowings	143,524	38	0.11	76,412	22	0.12
Federal Home Loan Bank advances	49,750	152	1.22	45,000	150	1.34
Other borrowings	58,145	651	4.48	34,631	317	3.66
Total interest-bearing liabilities	1,975,103	2,740	0.56	1,046,741	2,524	0.98

Noninterest-bearing deposits	557,603			214,037
Other liabilities	11,530			4,661
Shareholders’ equity	330,680			155,073

Total liabilities and shareholders’ equity	$2,874,916			$1,420,512

Net interest income		$25,014			$11,148

Net interest rate spread			3.69%			3.22%
Net interest spread on average assets			3.53%			3.18%
Net interest margin on earning assets			3.83%			3.42%

A negative loan loss provision expense of $0.4 million was recorded during the first quarter of 2015, compared to a negative provision expense of $1.9 million during the first quarter of 2014. The negative provision expense reflects recoveries of previously charged-off loans, reversals of specific reserves, a reduced level of loan-rating downgrades, and ongoing loan-rating upgrades as the quality of the loan portfolio continued to improve. Continued progress in the stabilization of economic and real estate market conditions and resulting collateral valuations also positively impacted provision expense.

Net loan recoveries of $1.4 million were recorded during the first quarter of 2015, compared to net loan recoveries of less than $0.1 million during the prior-year first quarter. The allowance for originated loans, as a percentage of total originated loans, was 1.5% as of March 31, 2015, compared to 2.0% as of March 31, 2014. Our allowance for acquired loans totaled $0.8 million as of March 31, 2015.

77.

MERCANTILE BANK CORPORATION

Noninterest income during the first quarter of 2015 was $3.7 million, an increase of $2.2 million, or 145.3%, from the $1.5 million earned during the prior-year first quarter. Substantially all categories of fee income were higher in the current-year first quarter compared to the respective 2014 period as a result of the merger. A similar level of mortgage banking income was recorded in the first quarter of 2015 compared to the fourth quarter of 2014, while increased debit and credit card fees and income from payroll services mitigated decreased service charges on deposit accounts. During the first quarter of 2015, additional interchange income on credit and debit cards in the amount of $0.2 million was recorded, reflecting a one-time change in the timing of receipt of such income.

Noninterest expense during the first quarter of 2015 was $19.2 million, an increase of $10.0 million, or 109.0%, from the $9.2 million expensed during the first quarter of 2014. The increase in noninterest expense in the first quarter of 2015 primarily resulted from higher salary and benefit expenses. Salary and benefit expenses totaled $10.1 million during the first quarter of 2015, an increase of $4.9 million, or 92.8%, from the $5.2 million expensed during the prior-year first quarter. The increase in salary and benefit expenses was mainly due to the increase in employees associated with the completion of the merger with Firstbank. As of March 31, 2015, full-time equivalent employees numbered 642, up from 244 as of March 31, 2014. Increases in other categories of noninterest expense necessary to operate the combined company also contributed to the higher level of overhead costs. Core deposit intangible amortization expense totaling $0.8 million was recorded during the first three months of 2015.

During the first quarter of 2015, we recorded income before federal income tax of $9.7 million and a federal income tax expense of $3.1 million. During the first quarter of 2014, we recorded income before federal income tax of $5.3 million and a federal income tax expense of $1.7 million. The increase in federal income tax expense in the first quarter of 2015 resulted from the higher level of income before federal income tax, which more than offset a slight decrease in our effective tax rate from 32.0% in the first quarter of 2014 to 31.5% in the first quarter of 2015.

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

78.

MERCANTILE BANK CORPORATION

The following table depicts our GAP position as of March 31, 2015:

	Within	Three to	One to	After
	Three	Twelve	Five	Five
	Months	Months	Years	Years	Total
Assets:
Commercial loans (1)	$390,295,000	$207,148,000	$956,015,000	$165,143,000	$1,718,601,000
Residential real estate loans	38,261,000	15,583,000	136,731,000	153,643,000	344,218,000
Consumer loans	2,538,000	1,524,000	41,742,000	12,137,000	57,941,000
Securities (2)	36,584,000	16,922,000	216,442,000	157,444,000	427,392,000
Interest-bearing assets	106,146,000	0	0	0	106,146,000
Allowance for loan losses	0	0	0	0	(21,050,000)
Other assets	0	0	0	0	243,936,000
Total assets	573,824,000	241,177,000	1,350,930,000	488,367,000	$2,877,184,000

Liabilities:
Interest-bearing checking	417,098,000	0	0	0	417,098,000
Savings deposits	345,459,000	0	0	0	345,459,000
Money market accounts	250,421,000	0	0	0	250,421,000
Time deposits under $100,000	26,609,000	71,709,000	78,943,000	0	177,261,000
Time deposits $100,000 & over	73,147,000	189,044,000	258,251,000	0	520,442,000
Short-term borrowings	148,219,000	0	0	0	148,219,000
Federal Home Loan Bank advances	0	0	48,011,000	0	48,011,000
Other borrowed money	58,135,000	0	0	0	58,135,000
Noninterest-bearing checking	0	0	0	0	568,843,000
Other liabilities	0	0	0	0	10,507,000
Total liabilities	1,319,088,000	260,753,000	385,205,000	0	2,544,396,000
Shareholders' equity	0	0	0	0	332,788,000
Total liabilities & shareholders' equity	1,319,088,000	260,753,000	385,205,000	0	$2,877,184,000

Net asset (liability) GAP	$(745,264,000)	$(19,576,000)	$965,725,000	$488,367,000

Cumulative GAP	$(745,264,000)	$(764,840,000)	$200,885,000	$689,252,000

Percent of cumulative GAP to total assets	(25.9% )	(26.6% )	7.0%	24.0%

(1)	Floating rate loans that are currently at interest rate floors are treated as fixed rate loans and are reflected using maturity date and not repricing frequency.
(2)	Mortgage-backed securities are categorized by average life calculations based upon prepayment trends as of March 31, 2015.

79.

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

We conducted multiple simulations as of March 31, 2015, in which it was assumed that changes in market interest rates occurred ranging from up 400 basis points to down 400 basis points in equal quarterly instalments over the next twelve months. The following table reflects the suggested impact on net interest income over the next twelve months in comparison to estimated net interest income based on our balance sheet structure, including the balances and interest rates associated with our specific loans, securities, deposits and borrowed funds, as of March 31, 2015. The resulting estimates are well within our policy parameters established to manage and monitor interest rate risk.

	Dollar Change	Percent Change
	In Net	In Net
Interest Rate Scenario	Interest Income	Interest Income

Interest rates down 400 basis points	$(7,055,000)	(7.6% )
Interest rates down 300 basis points	(6,200,000)	(6.7)
Interest rates down 200 basis points	(5,140,000)	(5.6)
Interest rates down 100 basis points	(3,280,000)	(3.5)
No change in interest rates	555,000	0.6
Interest rates up 100 basis points	1,735,000	1.9
Interest rates up 200 basis points	2,670,000	2.9
Interest rates up 300 basis points	3,505,000	3.8
Interest rates up 400 basis points	4,005,000	4.3

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

80.

MERCANTILE BANK CORPORATION

Item 4. Controls and Procedures

As of March 31, 2015, an evaluation was performed under the supervision of and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of March 31, 2015.

There have been no changes in our internal control over financial reporting during the quarter ended March 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

81.

MERCANTILE BANK CORPORATION

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, we may be involved in various legal proceedings that are incidental to our business. In our opinion, we are not a party to any current legal proceedings that are material to our financial condition, either individually or in the aggregate.

Item 1A. Risk Factors.

There have been no material changes in our risk factors from those previously disclosed in our annual report on Form 10-K for the year ended December 31, 2014, and incorporated therein by reference.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

We made no unregistered sales of equity securities during the quarter ended March 31, 2015.

Issuer Purchases of Equity Securities

As previously reported, on January 30, 2015, our Board of Directors authorized a new program to repurchase up to $20.0 million of our common stock from time to time in open market transactions at prevailing market prices or by other means in accordance with applicable regulations. During the three months ended March 31, 2015, we repurchased shares of common stock as follows:

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares or Approximate Dollar Value that May Yet Be Purchased Under the Plans or Programs
January 1 - 31	4,000	$19.09	4,000	$19,923,600
February 1 - 28	89,031	19.08	89,031	18,224,900
March 1 - 31	10,950	19.09	10,950	18,016,000
Total	103,981	$19.09	103,981	$18,015,900

The purchased shares were retired effective on the acquisition date.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Not applicable.

82.

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

101

The following financial information from Mercantile’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Income, (iii) the Condensed Consolidated Statements of Comprehensive Income, (iv) the Condensed Consolidated Statements of Changes in Shareholders’ Equity, (v) the Condensed Consolidated Statements of Cash Flows, and (vi) the Notes to Condensed Consolidated Financial Statements

83.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 7, 2015.

MERCANTILE BANK CORPORATION

By:	/s/ Michael H. Price
Michael H. Price
President and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Charles E. Christmas
Charles E. Christmas
Senior Vice President, Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)

84.

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

101

The following financial information from Mercantile’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Income, (iii) the Condensed Consolidated Statements of Comprehensive Income, (iv) the Condensed Consolidated Statements of Changes in Shareholders’ Equity, (v) the Condensed Consolidated Statements of Cash Flows, and (vi) the Notes to Condensed Consolidated Financial Statements