Form 10-Q
period 2015-06-30
MERCANTILE BANK CORP
filed 2015-08-07
CIK 1042729

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

Large accelerated filer ___	Accelerated filer X
Non-accelerated filer ___	Smaller reporting company ___

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ___	No X

At August 7, 2015, there were 16,459,841 shares of common stock outstanding.

MERCANTILE BANK CORPORATION

i

MERCANTILE BANK CORPORATION

PART I --- FINANCIAL INFORMATION

Item 1. Financial Statements

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30,	December 31,
	2015	2014

ASSETS
Cash and due from banks	$44,811,000	$43,754,000
Interest-bearing deposits	83,774,000	117,777,000
Federal funds sold	9,846,000	11,207,000
Total cash and cash equivalents	138,431,000	172,738,000

Securities available for sale	373,446,000	432,912,000
Federal Home Loan Bank stock	7,567,000	13,699,000

Loans	2,171,832,000	2,089,277,000
Allowance for loan losses	(16,561,000)	(20,041,000)
Loans, net	2,155,271,000	2,069,236,000

Premises and equipment, net	47,902,000	48,812,000
Bank owned life insurance	58,409,000	57,861,000
Goodwill	49,473,000	49,473,000
Core deposit intangible	14,061,000	15,624,000
Other assets	31,384,000	33,024,000

Total assets	$2,875,944,000	$2,893,379,000

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits
Noninterest-bearing	$612,222,000	$558,738,000
Interest-bearing	1,666,572,000	1,718,177,000
Total deposits	2,278,794,000	2,276,915,000

Securities sold under agreements to repurchase	152,081,000	167,569,000
Federal Home Loan Bank advances	48,000,000	54,022,000
Subordinated debentures	54,813,000	54,472,000
Accrued interest and other liabilities	13,285,000	12,263,000
Total liabilities	2,546,973,000	2,565,241,000

Shareholders' equity
Preferred stock, no par value; 1,000,000 shares authorized; none issued	0	0
Common stock, no par value; 40,000,000 shares authorized; 16,571,474 shares outstanding at June 30, 2015 and 16,976,839 shares outstanding at December 31, 2014	310,136,000	317,904,000
Retained earnings	18,766,000	10,218,000
Accumulated other comprehensive income	69,000	16,000
Total shareholders’ equity	328,971,000	328,138,000

Total liabilities and shareholders’ equity	$2,875,944,000	$2,893,379,000

See accompanying notes to condensed consolidated financial statements.

MERCANTILE BANK CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014

Interest income
Loans, including fees	$25,587,000	$16,657,000	$50,898,000	$28,756,000
Securities, taxable	1,489,000	1,393,000	3,174,000	2,627,000
Securities, tax-exempt	523,000	374,000	1,060,000	557,000
Other interest-earning assets	64,000	58,000	120,000	130,000
Total interest income	27,663,000	18,482,000	55,252,000	32,070,000

Interest expense
Deposits	1,775,000	2,272,000	3,675,000	4,307,000
Short-term borrowings	39,000	27,000	76,000	49,000
Federal Home Loan Bank advances	151,000	156,000	303,000	306,000
Other borrowings	657,000	474,000	1,308,000	791,000
Total interest expense	2,622,000	2,929,000	5,362,000	5,453,000

Net interest income	25,041,000	15,553,000	49,890,000	26,617,000

Provision for loan losses	(600,000)	(700,000)	(1,000,000)	(2,600,000)

Net interest income after provision for loan losses	25,641,000	16,253,000	50,890,000	29,217,000

Noninterest income
Services charges on accounts	812,000	522,000	1,582,000	887,000
Credit and debit card income	1,079,000	593,000	2,291,000	894,000
Mortgage banking activities	999,000	349,000	1,687,000	412,000
Earnings on bank owned life insurance	262,000	282,000	548,000	581,000
Other income	869,000	542,000	1,607,000	1,020,000
Total noninterest income	4,021,000	2,288,000	7,715,000	3,794,000

Noninterest expense
Salaries and benefits	11,074,000	7,037,000	21,158,000	12,267,000
Occupancy	1,479,000	914,000	3,052,000	1,626,000
Furniture and equipment	596,000	368,000	1,220,000	615,000
Data processing costs	1,872,000	1,440,000	3,642,000	2,376,000
FDIC insurance costs	483,000	224,000	960,000	401,000
Merger-related costs	0	3,453,000	0	3,830,000
Other expense	4,846,000	2,630,000	9,559,000	4,158,000
Total noninterest expenses	20,350,000	16,066,000	39,591,000	25,273,000

Income before federal income tax expense	9,312,000	2,475,000	19,014,000	7,738,000

Federal income tax expense	2,754,000	966,000	5,810,000	2,649,000

Net income	$6,558,000	$1,509,000	$13,204,000	$5,089,000

Basic earnings per share	$0.39	$0.13	$0.78	$0.50
Diluted earnings per share	$0.39	$0.13	$0.78	$0.50
Cash dividends per share	$0.14	$2.12	$0.28	$2.24

Average basic shares outstanding	$16,767,393	$11,406,908	$16,852,002	$10,080,242
Average diluted shares outstanding	$16,803,846	$11,435,867	$16,887,702	$10,094,725

See accompanying notes to condensed consolidated financial statements.

MERCANTILE BANK CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014

Net income	$6,558,000	$1,509,000	$13,204,000	$5,089,000

Other comprehensive income (loss):
Unrealized holding gains (losses) on securities available for sale	(2,722,000)	1,537,000	165,000	4,148,000
Fair value of interest rate swap	71,000	(140,000)	(126,000)	(126,000)
	(2,651,000)	1,397,000	39,000	4,022,000

Tax effect of unrealized holding gains (losses) on securities available for sale	981,000	(568,000)	(30,000)	(1,481,000)
Tax effect of fair value of interest rate swap	(25,000)	49,000	44,000	45,000
	956,000	(519,000)	14,000	(1,436,000)

Other comprehensive income (loss), net of tax	(1,695,000)	878,000	53,000	2,586,000

Comprehensive income	$4,863,000	$2,387,000	$13,257,000	$7,675,000

See accompanying notes to condensed consolidated financial statements.

MERCANTILE BANK CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF

CHANGES IN SHAREHOLDERS’ EQUITY

(Unaudited)

				Accumulated
			Retained	Other	Total
($ in thousands)	Preferred	Common	Earnings	Comprehensive	Shareholders’
	Stock	Stock	(Deficit)	Income (Loss)	Equity

Balances, January 1, 2015	$0	$317,904	$10,218	$16	$328,138

Employee stock purchase plan (1,110 shares)		23			23

Dividend reinvestment plan (13,788 shares)		283			283

Stock option exercises (26,375 shares)		275			275

Stock grants to directors for retainer fees (20,094 shares)		402			402

Stock-based compensation expense		359			359

Share repurchase program (463,060 shares)		(9,110)			(9,110)

Cash dividends ($0.28 per common share)			(4,656)		(4,656)

Net income for the six months ended June 30, 2015			13,204		13,204

Change in net unrealized holding gain on securities available for sale, net of tax effect				135	135

Change in fair value of interest rate swap, net of tax effect				(82)	(82)

Balances, June 30, 2015	$0	$310,136	$18,766	$69	$328,971

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

MERCANTILE BANK CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months	Six Months
	Ended	Ended
	June 30, 2015	June 30, 2014
Cash flows from operating activities
Net income	$13,204,000	$5,089,000
Adjustments to reconcile net income to net cash from operating activities
Depreciation and amortization	5,588,000	1,967,000
Accretion of acquired loans	(2,910,000)	(512,000)
Provision for loan losses	(1,000,000)	(2,600,000)
Stock-based compensation expense	359,000	351,000
Stock grants to directors for retainer fee	402,000	155,000
Proceeds from sales of mortgage loans held for sale	57,735,000	16,958,000
Origination of mortgage loans held for sale	(56,853,000)	(16,525,000)
Net gain from sales of mortgage loans held for sale	(1,706,000)	(383,000)
Net gain from sales and valuation write-down of foreclosed assets	(71,000)	(605,000)
Net gain from sales of fixed assets	(10,000)	0
Net gain from sales of available for sale securities	(5,000)	0
Earnings on bank owned life insurance	(548,000)	(581,000)
Net change in:
Accrued interest receivable	212,000	312,000
Other assets	(188,000)	(1,678,000)
Accrued interest and other liabilities	896,000	6,884,000
Net cash from operating activities	15,105,000	8,832,000

Cash flows from investing activities
Cash received in merger	0	91,806,000
Loan originations and payments, net	(82,399,000)	(75,655,000)
Purchases of securities available for sale	(4,868,000)	(11,679,000)
Proceeds from maturities, calls and repayments of securities available for sale	62,135,000	22,800,000
Proceeds from sales of securities available for sale	665,000	0
Proceeds from sales of foreclosed assets	1,131,000	1,940,000
Proceeds from FHLB stock redemption	6,132,000	0
Purchases of premises and equipment	(589,000)	(874,000)
Net cash from (for) investing activities	(17,793,000)	28,338,000

Cash flows from financing activities
Net decrease in time deposits	(84,451,000)	(15,516,000)
Net increase (decrease) in all other deposits	87,505,000	(29,743,000)
Net increase (decrease) in securities sold under agreements to repurchase	(15,488,000)	319,000
Maturities of Federal Home Loan Bank advances	(6,000,000)	0
Proceeds from stock option exercises	275,000	75,000
Employee stock purchase plan	23,000	0
Dividend reinvestment plan	283,000	0
Repurchase of common stock shares	(9,110,000)	0
Payment of cash dividends to common shareholders	(4,656,000)	(20,417,000)
Net cash for financing activities	(31,619,000)	(65,282,000)

Net change in cash and cash equivalents	(34,307,000)	(28,112,000)
Cash and cash equivalents at beginning of period	172,738,000	146,965,000
Cash and cash equivalents at end of period	$138,431,000	$118,853,000

See accompanying notes to condensed consolidated financial statements.

MERCANTILE BANK CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(Unaudited)

	Six Months	Six Months
	Ended	Ended
	June 30, 2015	June 30, 2014
Supplemental disclosures of cash flows information
Cash paid during the period for:
Interest	$5,564,000	$5,336,000
Federal income tax	5,700,000	1,400,000
Noncash financing and investing activities:
Transfers from loans to foreclosed assets	1,098,000	175,000

See accompanying notes to condensed consolidated financial statements.

MERCANTILE BANK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation: The unaudited financial statements for the six months ended June 30, 2015 include the consolidated results of operations of Mercantile Bank Corporation and its consolidated subsidiaries. These subsidiaries include Mercantile Bank of Michigan (“our bank”) and our bank’s two subsidiaries, Mercantile Bank Real Estate Co., LLC (“our real estate company”) and Mercantile Insurance Center, Inc. (“our insurance center”). These consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and Item 303(b) of Regulation S-K and do not include all disclosures required by accounting principles generally accepted in the United States of America for a complete presentation of our financial condition and results of operations. In the opinion of management, the information reflects all adjustments (consisting only of normal recurring adjustments) which are necessary in order to make the financial statements not misleading and for a fair presentation of the results of operations for such periods. The results for the period ended June 30, 2015 should not be considered as indicative of results for a full year. For further information, refer to the consolidated financial statements and footnotes included in our annual report on Form 10-K for the year ended December 31, 2014.

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

Approximately 100,000 unvested restricted shares were included in determining both basic and diluted earnings per share for the three and six months ended June 30, 2015. In addition, stock options for approximately 108,000 shares of common stock were included in determining diluted earnings per share for the three and six months ended June 30, 2015. Stock options for approximately 91,000 shares of common stock were antidilutive and not included in determining diluted earnings per share for the three and six months ended June 30, 2015.

Stock options for approximately 159,000 shares of common stock were included in determining diluted earnings per share for the three and six months ended June 30, 2014. Stock options for approximately 177,000 shares of common stock were antidilutive and not included in determining diluted earnings per share for the three and six months ended June 30, 2014.

(Continued)

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

Loans Held for Sale: Mortgage loans originated and intended for sale in the secondary market are carried at the lower of aggregate cost or market, as determined by outstanding commitments from investors. Net unrealized losses, if any, are recorded as a valuation allowance and charged to earnings. As of June 30, 2015 and December 31, 2014, we determined that the fair value of our mortgage loans held for sale approximated the recorded cost of $2.4 million and $1.6 million, respectively. Loans held for sale are reported as part of our total loans on the balance sheet.

Mortgage loans held for sale are generally sold with servicing rights retained. Gains and losses on sales of mortgage loans are based on the difference between the selling price and the carrying value of the related loan sold, which is reduced by the cost allocated to the servicing right. We generally lock in the sale price to the purchaser of the loan at the same time we make a rate commitment to the borrower. These mortgage banking activities are not designated as hedges and are carried at fair value. The net gain or loss on mortgage banking derivatives is included in the gain on sale of loans. Mortgage loans serviced for others totaled approximately $594 million as of June 30, 2015.

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

In June 2014, the FASB issued ASU 2014-11, Repurchase-to-Maturity Transactions, Repurchase Financings, and Disclosures. This ASU requires two accounting changes. First, repurchase-to-maturity transactions will be accounted for as secured borrowing transactions on the balance sheet, rather than sales. Second, for repurchase financing arrangements, the ASU requires separate accounting for a transfer of a financial asset executed contemporaneously with (or in contemplation of) a repurchase agreement with the same counterparty, which also will generally result in secured borrowing accounting for the repurchase agreement. The ASU also introduces new disclosures to increase transparency about the types of collateral pledged for repurchase agreements, securities lending transactions, and repurchase-to-maturity transactions that are accounted for as secured borrowings. The ASU also requires a transferor to disclose information about transactions accounted for as a sale in which the transferor retains substantially all of the exposure to the economic return on the transferred financial assets through an agreement with the transferee. The accounting changes and disclosure for certain transactions accounted for as a sale are effective for the first interim or annual period beginning after December 15, 2014. The disclosure for transactions accounted for as secured borrowings is required for annual periods beginning after December 15, 2014, and for interim periods beginning after March 15, 2015. The required disclosures under the ASU are included in Note 7. Adoption of this ASU did not have a material effect on our financial position or results of operations.

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

The following table provides the unaudited pro forma information for the results of operations for the three and six month periods ended June 30, 2014 as if the acquisition had occurred on January 1, 2014. These adjustments reflect the impact of certain purchase accounting fair value measurements, primarily comprised of Firstbank’s loan and deposit portfolios. We expect to achieve further operating cost savings and other business synergies as a result of the merger which are not reflected in the pro forma amounts. These unaudited pro forma results are presented for illustrative purposes only and are not intended to represent or be indicative of the actual results of operations of the combined banking organization that would have been achieved had the merger occurred at the beginning of each period presented, nor are they intended to represent or be indicative of future results of operations.

(Continued)

MERCANTILE BANK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

2.	BUSINESS COMBINATION (Continued)

	Three Months	Six Months
	Ended	Ended
	June 30, 2014	June 30, 2014

Net interest income	$24,051,000	$47,934,000
Noninterest expense	19,698,000	39,716,000
Net income	5,708,000	11,965,000
Net income per diluted share	0.34	0.71

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

The amortized cost and fair value of available for sale securities and the related pre-tax gross unrealized gains and losses recognized in accumulated other comprehensive income are as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
June 30, 2015
U.S. Government agency debt obligations	$162,342,000	$1,702,000	$(2,336,000)	$161,708,000
Mortgage-backed securities	79,018,000	1,083,000	(260,000)	79,841,000
Municipal general obligation bonds	119,609,000	824,000	(622,000)	119,811,000
Municipal revenue bonds	10,051,000	102,000	(4,000)	10,149,000
Other investments	1,940,000	0	(3,000)	1,937,000

	$372,960,000	$3,711,000	$(3,225,000)	$373,446,000

December 31, 2014
U.S. Government agency debt obligations	$194,894,000	$1,612,000	$(3,038,000)	$193,468,000
Mortgage-backed securities	92,656,000	1,123,000	(218,000)	93,561,000
Municipal general obligation bonds	132,347,000	1,042,000	(307,000)	133,082,000
Municipal revenue bonds	10,769,000	117,000	(13,000)	10,873,000
Other investments	1,925,000	3,000	0	1,928,000

	$432,591,000	$3,897,000	$(3,576,000)	$432,912,000

Securities with unrealized losses at June 30, 2015 and December 31, 2014, aggregated by investment category and length of time that individual securities have been in a continuous loss position, are as follows:

	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss
June 30, 2015
U.S. Government agency debt obligations	$2,986,000	$13,000	$74,876,000	$2,323,000	$77,862,000	$2,336,000
Mortgage-backed securities	6,048,000	33,000	19,822,000	227,000	25,870,000	260,000
Municipal general obligation bonds	9,001,000	164,000	65,947,000	458,000	74,948,000	622,000
Municipal revenue bonds	0	0	2,305,000	4,000	2,305,000	4,000
Other investments	1,431,000	3,000	0	0	1,431,000	3,000

	$19,466,000	$213,000	$162,950,000	$3,012,000	$182,416,000	$3,225,000

(Continued)

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

At June 30, 2015, 316 debt securities and one mutual fund with fair values totaling $182.4 million have unrealized losses aggregating $3.2 million. After we considered whether the securities were issued by the federal government or its agencies and whether downgrades by bond rating agencies had occurred, we determined that unrealized losses were due to changing interest rate environments. As we do not intend to sell our debt securities before recovery of their cost basis and we believe it is more likely than not that we will not be required to sell our debt securities before recovery of the cost basis, no unrealized losses are deemed to be other-than-temporary.

The amortized cost and fair value of debt securities at June 30, 2015, by maturity, are shown in the following table. The contractual maturity is utilized for U.S. Government agency debt obligations and municipal bonds. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity date, primarily mortgage-backed securities, are shown separately. Weighted average yields are also reflected, with yields for municipal securities shown at their tax equivalent yield.

(Continued)

MERCANTILE BANK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

3.	SECURITIES (Continued)

	Weighted
	Average	Amortized	Fair
	Yield	Cost	Value

Due in 2015	0.88%	$6,702,000	$6,707,000
Due in 2016 through 2020	1.42	135,850,000	135,897,000
Due in 2021 through 2025	3.13	65,615,000	65,485,000
Due in 2026 and beyond	3.55	83,835,000	83,579,000
Mortgage-backed securities	1.68	79,018,000	79,841,000
Other investments	2.52	1,940,000	1,937,000

	2.18%	$372,960,000	$373,446,000

Securities issued by the State of Michigan and all its political subdivisions had a combined amortized cost of $103.1 million and $113.1 million at June 30, 2015 and December 31, 2014, respectively, with estimated market values of $103.0 million and $113.9 million, respectively. Securities issued by all other states and their political subdivisions had a combined amortized cost of $26.6 million and $30.0 million at June 30, 2015 and December 31, 2014, respectively, with estimated market values of $27.0 million and $30.0 million, respectively. Total securities of any other specific issuer, other than the U.S. Government and its agencies and the State of Michigan and all its political subdivisions, did not exceed 10% of shareholders’ equity.

The carrying value of U.S. Government agency debt obligations and mortgage-backed securities that are pledged to secure repurchase agreements was $152.1 million and $167.6 million at June 30, 2015, and December 31, 2014, respectively. Investments in Federal Home Loan Bank stock are restricted and may only be resold or redeemed by the issuer.

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

Our total loans at June 30, 2015 were $2.17 billion compared to $2.09 billion at December 31, 2014, an increase of $82.6 million, or 4.0%. The components of our loan portfolio disaggregated by class of loan within the loan portfolio segments at June 30, 2015 and December 31, 2014, and the percentage change in loans from the end of 2014 to the end of the second quarter of 2015, are as follows:

					Percent
	June 30, 2015		December 31, 2014		Increase
	Balance	%	Balance	%	(Decrease)
Originated loans
Commercial:
Commercial and industrial	$487,440,000	34.1%	$384,570,000	30.8%	26.7%
Vacant land, land development, and residential construction	28,853,000	2.0	29,826,000	2.4	(3.3)
Real estate – owner occupied	297,694,000	20.8	291,758,000	23.4	2.0
Real estate – non-owner occupied	469,433,000	32.9	410,977,000	33.0	14.2
Real estate – multi-family and residential rental	38,968,000	2.7	36,058,000	2.9	8.1
Total commercial	1,322,388,000	92.5	1,153,189,000	92.5	14.7

Retail:
Home equity and other	60,417,000	4.2	50,059,000	4.0	20.7
1-4 family mortgages	46,818,000	3.3	42,868,000	3.5	9.2
Total retail	107,235,000	7.5	92,927,000	7.5	15.4

Total originated loans	$1,429,623,000	100.0%	$1,246,116,000	100.0%	14.7%

(Continued)

MERCANTILE BANK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

4.	LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

					Percent
	June 30, 2015		December 31, 2014		Increase
	Balance	%	Balance	%	(Decrease)
Acquired loans
Commercial:
Commercial and industrial	$134,633,000	18.1%	$166,037,000	19.7	(18.9% )
Vacant land, land development, and residential construction	18,769,000	2.5	22,148,000	2.6	(15.3)
Real estate – owner occupied	124,660,000	16.8	138,630,000	16.4	(10.1)
Real estate – non-owner occupied	134,291,000	18.1	148,597,000	17.6	(9.6)
Real estate – multi-family and residential rental	85,690,000	11.6	86,702,000	10.3	(1.2)
Total commercial	498,043,000	67.1	562,114,000	66.6	(11.4)

Retail:
Home equity and other	89,077,000	12.0	109,219,000	13.0	(18.4)
1-4 family mortgages	155,089,000	20.9	171,828,000	20.4	(9.7)
Total retail	244,166,000	32.9	281,047,000	33.4	(13.1)

Total acquired loans	$742,209,000	100.0%	$843,161,000	100.0%	(12.0% )

					Percent
	June 30, 2015		December 31, 2014		Increase
	Balance	%	Balance	%	(Decrease)
Total loans
Commercial:
Commercial and industrial	$622,073,000	28.7%	$550,607,000	26.4%	13.0%
Vacant land, land development, and residential construction	47,622,000	2.2	51,974,000	2.5	(8.4)
Real estate – owner occupied	422,354,000	19.4	430,388,000	20.5	(1.9)
Real estate – non-owner occupied	603,724,000	27.8	559,574,000	26.8	7.9
Real estate – multi-family and residential rental	124,658,000	5.7	122,760,000	5.9	1.5
Total commercial	1,820,431,000	83.8	1,715,303,000	82.1	6.1

Retail:
Home equity and other	149,494,000	6.9	159,278,000	7.6	(6.1)
1-4 family mortgages	201,907,000	9.3	214,696,000	10.3	(6.0)
Total retail	351,401,000	16.2	373,974,000	17.9	(6.0)

Total loans	$2,171,832,000	100.0%	$2,089,277,000	100.0%	4.0%

(Continued)

MERCANTILE BANK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

4.	LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

The total outstanding balance and carrying value of acquired impaired loans was $29.4 million and $15.9 million, respectively, as of June 30, 2015. Changes in the accretable yield for acquired impaired loans for the three and six months ended June 30, 2015 were as follows:

Balance at March 31, 2015	$5,241,000
Additions	0
Accretion income	(681,000)
Net reclassification from nonaccretable to accretable	708,000
Reductions (1)	(153,000)

Ending balance	$5,115,000

Balance at December 31, 2014	$4,998,000
Additions	0
Accretion income	(1,327,000)
Net reclassification from nonaccretable to accretable	1,649,000
Reductions (1)	(205,000)

Ending balance	$5,115,000

(1)	Reductions primarily reflect the result of exit events, including loan payoffs and charge-offs.

Nonperforming originated loans as of June 30, 2015 and December 31, 2014 were as follows:

	June 30,	December 31,
	2015	2014

Loans past due 90 days or more still accruing interest	$0	$0
Nonaccrual loans	2,893,000	26,048,000

Total nonperforming originated loans	$2,893,000	$26,048,000

Nonperforming acquired loans as of June 30, 2015 and December 31, 2014 were as follows:

	June 30,	December 31,
	2015	2014

Loans past due 90 days or more still accruing interest	$0	$26,000
Nonaccrual loans	5,210,000	3,358,000

Total nonperforming acquired loans	$5,210,000	$3,384,000

(Continued)

MERCANTILE BANK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

4.	LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

The recorded principal balance of nonperforming loans was as follows:

	June 30,	December 31,
	2015	2014
Commercial:
Commercial and industrial	$278,000	$6,478,000
Vacant land, land development, and residential construction	183,000	209,000
Real estate – owner occupied	2,558,000	18,062,000
Real estate – non-owner occupied	246,000	378,000
Real estate – multi-family and residential rental	2,580,000	106,000
Total commercial	5,845,000	25,233,000

Retail:
Home equity and other	749,000	800,000
1-4 family mortgages	1,509,000	3,399,000
Total retail	2,258,000	4,199,000

Total nonperforming loans	$8,103,000	$29,432,000

Acquired impaired loans are not reported as nonperforming loans based on acquired impaired loan accounting. Acquired non-impaired loans are placed on nonaccrual status and reported as nonperforming or past due using the same criteria applied to the originated loan portfolio.

(Continued)

MERCANTILE BANK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

4.	LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

An age analysis of past due loans is as follows as of June 30, 2015:

			Greater				Recorded
	30 – 59	60 – 89	Than 89				Balance > 89
	Days	Days	Days	Total		Total	Days and
	Past Due	Past Due	Past Due	Past Due	Current	Loans	Accruing
Originated loans
Commercial:
Commercial and industrial	$0	$0	$0	$0	$487,440,000	$487,440,000	$0
Vacant land, land development, and residential construction	0	0	0	0	28,853,000	28,853,000	0
Real estate – owner occupied	0	1,182,000	20,000	1,202,000	296,492,000	297,694,000	0
Real estate – non-owner occupied	0	0	0	0	469,433,000	469,433,000	0
Real estate – multi-family and residential rental	0	0	0	0	38,968,000	38,968,000	0
Total commercial	0	1,182,000	20,000	1,202,000	1,321,186,000	1,322,388,000	0

Retail:
Home equity and other	64,000	0	0	64,000	60,353,000	60,417,000	0
1-4 family mortgages	0	73,000	312,000	385,000	46,433,000	46,818,000	0
Total retail	64,000	73,000	312,000	449,000	106,786,000	107,235,000	0

Total past due loans	$64,000	$1,255,000	$332,000	$1,651,000	$1,427,972,000	$1,429,623,000	$0

(Continued)

MERCANTILE BANK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

4.	LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

			Greater				Recorded
	30 – 59	60 – 89	Than 89				Balance > 89
	Days	Days	Days	Total		Total	Days and
	Past Due	Past Due	Past Due	Past Due	Current	Loans	Accruing
Acquired loans
Commercial:
Commercial and industrial	$135,000	$0	$755,000	$890,000	$133,743,000	$134,633,000	$0
Vacant land, land development, and residential construction	0	0	0	0	18,769,000	18,769,000	0
Real estate – owner occupied	76,000	18,000	825,000	919,000	123,741,000	124,660,000	0
Real estate – non-owner occupied	85,000	0	246,000	331,000	133,960,000	134,291,000	0
Real estate – multi-family and residential rental	14,000	2,476,000	162,000	2,652,000	83,038,000	85,690,000	0
Total commercial	310,000	2,494,000	1,988,000	4,792,000	493,251,000	498,043,000	0

Retail:
Home equity and other	198,000	33,000	162,000	393,000	88,684,000	89,077,000	0
1-4 family mortgages	929,000	136,000	530,000	1,595,000	153,494,000	155,089,000	0
Total retail	1,127,000	169,000	692,000	1,988,000	242,178,000	244,166,000	0

Total past due loans	$1,437,000	$2,663,000	$2,680,000	$6,780,000	$735,429,000	$742,209,000	$0

(Continued)

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

Impaired originated loans as of June 30, 2015, and average originated impaired loans for the three and six months ended June 30, 2015, were as follows:

				Second Quarter	Year-To-Date
	Unpaid			Average	Average
	Contractual	Recorded		Recorded	Recorded
	Principal	Principal	Related	Principal	Principal
	Balance	Balance	Allowance	Balance	Balance

With no related allowance recorded
Commercial:
Commercial and industrial	$1,923,000	$1,923,000		$1,930,000	$1,674,000
Vacant land, land development and residential construction	0	0		98,000	135,000
Real estate – owner occupied	312,000	124,000		1,062,000	1,342,000
Real estate – non-owner occupied	5,761,000	5,761,000		2,937,000	2,362,000
Real estate – multi-family and residential rental	360,000	302,000		306,000	309,000
Total commercial	8,356,000	8,110,000		6,333,000	5,822,000
Retail:
Home equity and other	206,000	188,000		189,000	190,000
1-4 family mortgages	1,309,000	697,000		615,000	597,000
Total retail	1,515,000	885,000		804,000	787,000

Total with no related allowance recorded	$9,871,000	$8,995,000		$7,137,000	$6,609,000

(Continued)

MERCANTILE BANK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

4.	LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

				Second Quarter	Year-To-Date
	Unpaid			Average	Average
	Contractual	Recorded		Recorded	Recorded
	Principal	Principal	Related	Principal	Principal
	Balance	Balance	Allowance	Balance	Balance
With an allowance recorded
Commercial:
Commercial and industrial	$513,000	$460,000	$436,000	$2,812,000	$3,617,000
Vacant land, land development and residential construction	2,530,000	2,184,000	376,000	2,092,000	2,061,000
Real estate – owner occupied	6,646,000	2,094,000	637,000	8,806,000	11.095,000
Real estate – non-owner occupied	4,955,000	4,955,000	206,000	10,319,000	12,195,000
Real estate – multi-family and residential rental	1,305,000	1,305,000	492,000	1,321,000	1,338,000
Total commercial	15,949,000	10,998,000	2,147,000	25,350,000	30,306,000
Retail:
Home equity and other	198,000	163,000	126,000	165,000	138,000
1-4 family mortgages	165,000	132,000	51,000	217,000	811,000
Total retail	363,000	295,000	177,000	382,000	949,000

Total with an allowance recorded	$16,312,000	$11,293,000	$2,324,000	$25,732,000	$31,255,000

Total impaired loans:
Commercial	$24,305,000	$19,108,000	$2,147,000	$31,683,000	$36,128,000
Retail	1,878,000	1,180,000	177,000	1,186,000	1,736,000
Total impaired loans	$26,183,000	$20,288,000	$2,324,000	$32,869,000	$37,864,000

(Continued)

MERCANTILE BANK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

4.	LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

Impaired acquired loans as of June 30, 2015, and average impaired acquired loans for the three and six months ended June 30, 2015, were as follows:

				Second Quarter	Year-To-Date
	Unpaid			Average	Average
	Contractual	Recorded		Recorded	Recorded
	Principal	Principal	Related	Principal	Principal
	Balance	Balance	Allowance	Balance	Balance

With no related allowance recorded
Commercial:
Commercial and industrial	$1,565,000	$1,532,000		$1,244,000	$1,356,000
Vacant land, land development and residential construction	0	0		0	0
Real estate – owner occupied	492,000	429,000		317,000	249,000
Real estate – non-owner occupied	586,000	545,000		427,000	393,000
Real estate – multi-family and residential rental	3,152,000	3,133,000		2,037,000	1,520,000
Total commercial	5,795,000	5,639,000		4,025,000	3,518,000
Retail:
Home equity and other	485,000	361,000		365,000	456,000
1-4 family mortgages	803,000	680,000		801,000	823,000
Total retail	1,288,000	1,041,000		1,166,000	1,279,000

Total with no related allowance recorded	$7,083,000	$6,680,000		$5,191,000	$4,797,000

(Continued)

MERCANTILE BANK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

4.	LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

				Second Quarter	Year-To-Date
	Unpaid			Average	Average
	Contractual	Recorded		Recorded	Recorded
	Principal	Principal	Related	Principal	Principal
	Balance	Balance	Allowance	Balance	Balance
With an allowance recorded
Commercial:
Commercial and industrial	$80,000	$80,000	$9,000	$97,000	$65,000
Vacant land, land development and residential construction	0	0	0	0	0
Real estate – owner occupied	1,177,000	1,086,000	561,000	1,256,000	1,338,000
Real estate – non-owner occupied	0	0	0	0	0
Real estate – multi-family and residential rental	26,000	27,000	1,000	28,000	19,000
Total commercial	1,283,000	1,193,000	571,000	1,381,000	1,422,000
Retail:
Home equity and other	0	0	0	0	0
1-4 family mortgages	342,000	282,000	13,000	283,000	189,000
Total retail	342,000	282,000	13,000	283,000	189,000

Total with an allowance recorded	$1,625,000	$1,475,000	$584,000	$1,664,000	$1,611,000

Total impaired loans:
Commercial	$7,078,000	$6,832,000	$571,000	$5,406,000	$4,940,000
Retail	1,630,000	1,323,000	13,000	1,449,000	1,468,000
Total impaired loans	$8,708,000	$8,155,000	$584,000	$6,855,000	$6,408,000

(Continued)

MERCANTILE BANK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

4.	LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

Impaired originated loans as of December 31, 2014, and average impaired originated loans for the three and six months ended June 30, 2014, were as follows:

				Second Quarter	Year-To-Date
	Unpaid			Average	Average
	Contractual	Recorded		Recorded	Recorded
	Principal	Principal	Related	Principal	Principal
	Balance	Balance	Allowance	Balance	Balance

With no related allowance recorded
Commercial:
Commercial and industrial	$1,170,000	$1,164,000		$169,000	$283,000
Vacant land, land development and residential construction	540,000	209,000		171,000	235,000
Real estate – owner occupied	3,609,000	1,901,000		662,000	703,000
Real estate – non-owner occupied	1,210,000	1,210,000		1,169,000	1,024,000
Real estate – multi-family and residential rental	375,000	317,000		1,000	1,000
Total commercial	6,904,000	4,801,000		2,172,000	2,246,000
Retail:
Home equity and other	207,000	191,000		647,000	585,000
1-4 family mortgages	1,144,000	560,000		585,000	606,000
Total retail	1,351,000	751,000		1,232,000	1,191,000

Total with no related allowance recorded	$8,255,000	$5,552,000		$3,404,000	$3,437,000

(Continued)

MERCANTILE BANK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

4.	LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

				Second Quarter	Year-To-Date
	Unpaid			Average	Average
	Contractual	Recorded		Recorded	Recorded
	Principal	Principal	Related	Principal	Principal
	Balance	Balance	Allowance	Balance	Balance
With an allowance recorded
Commercial:
Commercial and industrial	$5,299,000	$5,226,000	$1,578,000	$882,000	$1,068,000
Vacant land, land development and residential construction	2,000,000	2,000,000	151,000	3,604,000	3,782,000
Real estate – owner occupied	15,745,000	15,674,000	2,200,000	1,974,000	1,820,000
Real estate – non-owner occupied	16,033,000	15,949,000	4,779,000	18,591,000	19,418,000
Real estate – multi-family and residential rental	1,371,000	1,371,000	666,000	1,319,000	1,774,000
Total commercial	40,448,000	40,220,000	9,374,000	26,370,000	27,862,000
Retail:
Home equity and other	115,000	84,000	84,000	91,000	157,000
1-4 family mortgages	2,194,000	2,000,000	694,000	2,136,000	2,168,000
Total retail	2,309,000	2,084,000	778,000	2,227,000	2,325,000

Total with an allowance recorded	$42,757,000	$42,304,000	$10,152,000	$28,597,000	$30,187,000

Total impaired loans:
Commercial	$47,352,000	$45,021,000	$9,374,000	$28,542,000	$30,108,000
Retail	3,660,000	2,835,000	778,000	3,459,000	3,516,000
Total impaired loans	$51,012,000	$47,856,000	$10,152,000	$32,001,000	$33,624,000

(Continued)

MERCANTILE BANK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

4.	LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

Impaired acquired loans as of December 31, 2014, and average impaired acquired loans for the three and six months ended June 30, 2014, were as follows:

				Second Quarter	Year-To-Date
	Unpaid			Average	Average
	Contractual	Recorded		Recorded	Recorded
	Principal	Principal	Related	Principal	Principal
	Balance	Balance	Allowance	Balance	Balance

With no related allowance recorded
Commercial:
Commercial and industrial	$1,586,000	$1,579,000		$0	$0
Vacant land, land development and residential construction	0	0		0	0
Real estate – owner occupied	113,000	113,000		0	0
Real estate – non-owner occupied	326,000	326,000		0	0
Real estate – multi-family and residential rental	487,000	487,000		0	0
Total commercial	2,512,000	2,505,000		0	0
Retail:
Home equity and other	641,000	639,000		0	0
1-4 family mortgages	866,000	866,000		0	0
Total retail	1,507,000	1,505,000		0	0

Total with no related allowance recorded	$4,019,000	$4,010,000		$0	$0

(Continued)

MERCANTILE BANK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

4.	LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

				Second Quarter	Year-To-Date
	Unpaid			Average	Average
	Contractual	Recorded		Recorded	Recorded
	Principal	Principal	Related	Principal	Principal
	Balance	Balance	Allowance	Balance	Balance
With an allowance recorded
Commercial:
Commercial and industrial	$0	$0	$0	$0	$0
Vacant land, land development and residential construction	0	0	0	0	0
Real estate – owner occupied	1,516,000	1,502,000	605,000	0	0
Real estate – non-owner occupied	0	0	0	0	0
Real estate – multi-family and residential rental	0	0	0	0	0
Total commercial	1,516,000	1,502,000	605,000	0	0
Retail:
Home equity and other	0	0	0	0	0
1-4 family mortgages	0	0	0	0	0
Total retail	0	0	0	0	0

Total with an allowance recorded	$1,516,000	$1,502,000	$605,000	$0	$0

Total impaired loans:
Commercial	$4,028,000	$4,007,000	$605,000	$0	$0
Retail	1,507,000	1,505,000	0	0	0
Total impaired loans	$5,535,000	$5,512,000	$605,000	$0	$0

Impaired loans for which no allocation of the allowance for loan losses has been made generally reflect situations whereby the loans have been charged-down to estimated collateral value. No acquired loans were considered impaired as of June 30, 2014. Interest income recognized on accruing troubled debt restructurings totaled $0.4 million during both the second quarter of 2015 and 2014, while interest income recognized on accruing troubled debt restructurings totaled $0.8 million during both the first six months of 2015 and 2014. No interest income was recognized on nonaccrual loans during the second quarter and first six months of 2015 or during the respective 2014 periods.

(Continued)

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

Credit quality indicators were as follows as of June 30, 2015:

Originated loans

Commercial credit exposure – credit risk profiled by internal credit risk grades:

		Commercial			Commercial
		Vacant Land,	Commercial	Commercial	Real Estate -
	Commercial	Land Development,	Real Estate -	Real Estate -	Multi-Family
	and	and Residential	Owner	Non-Owner	and Residential
	Industrial	Construction	Occupied	Occupied	Rental

Internal credit risk grade groupings:
Grades 1 – 4	$348,542,000	$15,243,000	$211,066,000	$342,030,000	$16,044,000
Grades 5 – 7	136,948,000	11,426,000	83,907,000	121,726,000	21,619,000
Grades 8 – 9	1,950,000	2,184,000	2,721,000	5,677,000	1,305,000
Total commercial	$487,440,000	$28,853,000	$297,694,000	$469,433,000	$38,968,000

Retail credit exposure – credit risk profiled by collateral type:

	Retail	Retail
	Home Equity	1-4 Family
	and Other	Mortgages

Total retail	$60,417,000	$46,818,000

(Continued)

MERCANTILE BANK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

4.	LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

Acquired loans

Commercial credit exposure – credit risk profiled by internal credit risk grades:

		Commercial			Commercial
		Vacant Land,	Commercial	Commercial	Real Estate -
	Commercial	Land Development,	Real Estate -	Real Estate -	Multi-Family
	and	and Residential	Owner	Non-Owner	and Residential
	Industrial	Construction	Occupied	Occupied	Rental

Internal credit risk grade groupings:
Grades 1 – 4	$59,441,000	$5,382,000	$44,922,000	$67,258,000	$41,488,000
Grades 5 – 7	71,999,000	12,177,000	73,383,000	63,716,000	40,329,000
Grades 8 – 9	3,193,000	1,210,000	6,355,000	3,317,000	3,873,000
Total commercial	$134,633,000	$18,769,000	$124,660,000	$134,291,000	$85,690,000

Retail credit exposure – credit risk profiled by collateral type:

	Retail	Retail
	Home Equity	1-4 Family
	and Other	Mortgages

Total retail	$89,077,000	$155,089,000

(Continued)

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

Activity in the allowance for loan losses and the recorded investments in originated loans as of and during the three and six months ended June 30, 2015 are as follows:

	Commercial	Retail
	Loans	Loans	Unallocated	Total

Allowance for loan losses:
Balance at March 31, 2015	$18,977,000	$1,235,000	$39,000	$20,251,000
Provision for loan losses	(1,151,000)	513,000	(5,000)	(643,000)
Charge-offs	(4,199,000)	(154,000)	0	(4,353,000)
Recoveries	365,000	120,000	0	485,000
Ending balance	$13,992,000	$1,714,000	$34,000	$15,740,000

Allowance for loan losses:
Balance at December 31, 2014	$17,736,000	$1,487,000	$76,000	$19,299,000
Provision for loan losses	(1,651,000)	592,000	(42,000)	(1,101,000)
Charge-offs	(4,277,000)	(517,000)	0	(4,794,000)
Recoveries	2,184,000	152,000	0	2,336,000
Ending balance	$13,992,000	$1,714,000	$34,000	$15,740,000

Ending balance: individually evaluated for impairment	$2,146,000	$178,000	$0	$2,324,000

Ending balance: collectively evaluated for impairment	$11,846,000	$1,536,000	$34,000	$13,416,000

Total loans:
Ending balance	$1,322,388,000	$107,235,000		$1,429,623,000

Ending balance: individually evaluated for impairment	$19,108,000	$1,180,000		$20,288,000

Ending balance: collectively evaluated for impairment	$1,303,280,000	$106,055,000		$1,409,335,000

(Continued)

MERCANTILE BANK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

4.	LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

Activity in the allowance for loan losses for acquired loans during the three and six months ended June 30, 2015 is as follows:

	Commercial	Retail
	Loans	Loans	Unallocated	Total

Allowance for loan losses:
Balance at March 31, 2015	$622,000	$177,000	$0	$799,000
Provision for loan losses	(31,000)	74,000	0	43,000
Charge-offs	(30,000)	0	0	(30,000)
Recoveries	0	9,000	0	9,000
Ending balance	$561,000	$260,000	$0	$821,000

Allowance for loan losses:
Balance at December 31, 2014	$681,000	$61,000	$0	$742,000
Provision for loan losses	(90,000)	191,000	0	101,000
Charge-offs	(31,000)	(7,000)	0	(38,000)
Recoveries	1,000	15,000	0	16,000
Ending balance	$561,000	$260,000	$0	$821,000

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

No allowance was established for acquired loans as of June 30, 2014.

(Continued)

MERCANTILE BANK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

4.	LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

Loans modified as troubled debt restructurings during the three months ended June 30, 2015 were as follows:

		Pre-	Post-
		Modification	Modification
		Recorded	Recorded
	Number of	Principal	Principal
	Contracts	Balance	Balance
Originated loans
Commercial:
Commercial and industrial	4	$1,308,000	$1,308,000
Vacant land, land development and residential construction	0	0	0
Real estate – owner occupied	0	0	0
Real estate – non-owner occupied	0	0	0
Real estate – multi-family and residential rental	0	0	0
Total originated commercial	4	1,308,000	1,308,000

Retail:
Home equity and other	0	0	0
1-4 family mortgages	0	0	0
Total originated retail	0	0	0

Total originated loans	4	$1,308,000	$1,308,000

Acquired loans
Commercial:
Commercial and industrial	2	$286,000	$286,000
Vacant land, land development and residential construction	0	0	0
Real estate – owner occupied	3	119,000	119,000
Real estate – non-owner occupied	1	302,000	302,000
Real estate – multi-family and residential rental	3	265,000	265,000
Total acquired commercial	9	972,000	972,000

Retail:
Home equity and other	1	161,000	161,000
1-4 family mortgages	0	0	0
Total acquired retail	1	161,000	161,000

Total acquired loans	10	$1,133,000	$1,133,000

(Continued)

MERCANTILE BANK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

4.	LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

Loans modified as troubled debt restructurings during the six months ended June 30, 2015 were as follows:

		Pre-	Post-
		Modification	Modification
		Recorded	Recorded
	Number of	Principal	Principal
	Contracts	Balance	Balance
Originated loans
Commercial:
Commercial and industrial	10	$1,876,000	$1,901,000
Vacant land, land development and residential construction	0	0	0
Real estate – owner occupied	0	0	0
Real estate – non-owner occupied	0	0	0
Real estate – multi-family and residential rental	0	0	0
Total originated commercial	10	1,876,000	1,901,000

Retail:
Home equity and other	0	0	0
1-4 family mortgages	0	0	0
Total originated retail	0	0	0

Total originated loans	10	$1,876,000	$1,901,000

Acquired loans
Commercial:
Commercial and industrial	2	$286,000	$286,000
Vacant land, land development and residential construction	0	0	0
Real estate – owner occupied	5	169,000	169,000
Real estate – non-owner occupied	1	302,000	302,000
Real estate – multi-family and residential rental	3	265,000	265,000
Total acquired commercial	11	1,022,000	1,022,000

Retail:
Home equity and other	1	161,000	161,000
1-4 family mortgages	0	0	0
Total acquired retail	1	161,000	161,000

Total acquired loans	12	$1,183,000	$1,183,000

(Continued)

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

The following originated loans, modified as troubled debt restructurings within the previous twelve months, became over 30 days past due within the three months ended June 30, 2015 (amounts as of period end):

		Recorded
	Number of	Principal
	Contracts	Balance
Commercial:
Commercial and industrial	0	$0
Vacant land, land development and residential construction	0	0
Real estate – owner occupied	1	1,182,000
Real estate – non-owner occupied	0	0
Real estate – multi-family and residential rental	0	0
Total commercial	1	1,182,000

Retail:
Home equity and other	0	0
1-4 family mortgages	0	0
Total retail	0	0

Total	1	$1,182,000

The following originated loans, modified as troubled debt restructurings within the previous twelve months, became over 30 days past due within the six months ended June 30, 2015 (amounts as of period end):

		Recorded
	Number of	Principal
	Contracts	Balance
Commercial:
Commercial and industrial	0	$0
Vacant land, land development and residential construction	0	0
Real estate – owner occupied	1	1,182,000
Real estate – non-owner occupied	0	0
Real estate – multi-family and residential rental	0	0
Total commercial	1	1,182,000

Retail:
Home equity and other	0	0
1-4 family mortgages	0	0
Total retail	0	0

Total	1	$1,182,000

(Continued)

MERCANTILE BANK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

4.	LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

The following acquired loans, modified as troubled debt restructurings within the previous twelve months, became over 30 days past due within the three months ended June 30, 2015 (amounts as of period end):

		Recorded
	Number of	Principal
	Contracts	Balance
Commercial:
Commercial and industrial	0	$0
Vacant land, land development and residential construction	0	0
Real estate – owner occupied	1	18,000
Real estate – non-owner occupied	0	0
Real estate – multi-family and residential rental	0	0
Total commercial	1	18,000

Retail:
Home equity and other	0	0
1-4 family mortgages	0	0
Total retail	0	0

Total	1	$18,000

The following acquired loans, modified as troubled debt restructurings within the previous twelve months, became over 30 days past due within the six months ended June 30, 2015 (amounts as of period end):

		Recorded
	Number of	Principal
	Contracts	Balance
Commercial:
Commercial and industrial	0	$0
Vacant land, land development and residential construction	0	0
Real estate – owner occupied	1	18,000
Real estate – non-owner occupied	0	0
Real estate – multi-family and residential rental	0	0
Total commercial	1	18,000

Retail:
Home equity and other	0	0
1-4 family mortgages	0	0
Total retail	0	0

Total	1	$18,000

(Continued)

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

(Continued)

MERCANTILE BANK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

4.	LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

Activity for originated loans categorized as troubled debt restructurings during the three months ended June 30, 2015 is as follows:

		Commercial			Commercial
		Vacant Land,	Commercial	Commercial	Real Estate -
	Commercial	Land Development,	Real Estate -	Real Estate -	Multi-Family
	and	and Residential	Owner	Non-Owner	and Residential
	Industrial	Construction	Occupied	Occupied	Rental

Commercial Loan Portfolio:
Beginning Balance	$6,556,000	$2,654,000	$16,966,000	$16,063,000	$498,000
Charge-Offs	0	0	(4,198,000)	0	0
Payments	(5,380,000)	(22,000)	(10,550,000)	(4,981,000)	(7,000)
Transfers to ORE	0	0	0	0	0
Net Additions/Deletions	1,266,000	0	0	0	0
Ending Balance	$2,442,000	$2,632,000	$2,218,000	$11,082,000	$491,000

	Retail	Retail
	Home Equity	1-4 Family
	and Other	Mortgages
Retail Loan Portfolio:
Beginning Balance	$0	$302,000
Charge-Offs	0	(23,000)
Payments	0	(9,000)
Transfers to ORE	0	0
Net Additions/Deletions	0	0
Ending Balance	$0	$270,000

(Continued)

MERCANTILE BANK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

4.	LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

Activity for acquired loans categorized as troubled debt restructurings during the three months ended June 30, 2015 is as follows:

		Commercial			Commercial
		Vacant Land,	Commercial	Commercial	Real Estate -
	Commercial	Land Development,	Real Estate -	Real Estate -	Multi-Family
	and	and Residential	Owner	Non-Owner	and Residential
	Industrial	Construction	Occupied	Occupied	Rental

Commercial Loan Portfolio:
Beginning Balance	$1,519,000	$0	$1,492,000	$62,000	$333,000
Charge-Offs	0	0	(31,000)	0	0
Payments	(275,000)	0	(292,000)	0	(6,000)
Transfers to ORE	0	0	0	0	0
Net Additions/Deletions	277,000	0	181,000	299,000	253,000
Ending Balance	$1,521,000	$0	$1,350,000	$361,000	$580,000

	Retail	Retail
	Home Equity	1-4 Family
	and Other	Mortgages
Retail Loan Portfolio:
Beginning Balance	$0	$177,000
Charge-Offs	0	0
Payments	0	0
Transfers to ORE	0	0
Net Additions/Deletions	152,000	0
Ending Balance	$152,000	$177,000

(Continued)

MERCANTILE BANK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

4.	LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

Activity for originated loans categorized as troubled debt restructurings during the six months ended June 30, 2015 is as follows:

		Commercial			Commercial
		Vacant Land,	Commercial	Commercial	Real Estate -
	Commercial	Land Development,	Real Estate -	Real Estate -	Multi-Family
	and	and Residential	Owner	Non-Owner	and Residential
	Industrial	Construction	Occupied	Occupied	Rental

Commercial Loan Portfolio:
Beginning Balance	$7,026,000	$2,680,000	$17,160,000	$17,439,000	$505,000
Charge-Offs	0	0	(4,198,000)	0	0
Payments	(6,535,000)	(48,000)	(10,744,000)	(6,357,000)	(14,000)
Transfers to ORE	0	0	0	0	0
Net Additions/Deletions	1,951,000	0	0	0	0
Ending Balance	$2,442,000	$2,632,000	$2,218,000	$11,082,000	$491,000

	Retail	Retail
	Home Equity	1-4 Family
	and Other	Mortgages
Retail Loan Portfolio:
Beginning Balance	$0	$1,967,000
Charge-Offs	0	(148,000)
Payments	0	(1,549,000)
Transfers to ORE	0	0
Net Additions/Deletions	0	0
Ending Balance	$0	$270,000

(Continued)

MERCANTILE BANK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

4.	LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

Activity for acquired loans categorized as troubled debt restructurings during the six months ended June 30, 2015 is as follows:

		Commercial			Commercial
		Vacant Land,	Commercial	Commercial	Real Estate -
	Commercial	Land Development,	Real Estate -	Real Estate -	Multi-Family
	and	and Residential	Owner	Non-Owner	and Residential
	Industrial	Construction	Occupied	Occupied	Rental

Commercial Loan Portfolio:
Beginning Balance	$1,439,000	$0	$1,569,000	$64,000	$381,000
Charge-Offs	0	0	(31,000)	0	0
Payments	(275,000)	0	(471,000)	(2,000)	(54,000)
Transfers to ORE	0	0	0	0	0
Net Additions/Deletions	357,000	0	283,000	299,000	253,000
Ending Balance	$1,521,000	$0	$1,350,000	$361,000	$580,000

	Retail	Retail
	Home Equity	1-4 Family
	and Other	Mortgages
Retail Loan Portfolio:
Beginning Balance	$26,000	$178,000
Charge-Offs	0	0
Payments	(26,000)	(1,000)
Transfers to ORE	0	0
Net Additions/Deletions	152,000	0
Ending Balance	$152,000	$177,000

(Continued)

MERCANTILE BANK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

4.	LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

Activity for originated loans categorized as troubled debt restructurings during the three months ended June 30, 2014 is as follows:

		Commercial			Commercial
		Vacant Land,	Commercial	Commercial	Real Estate -
	Commercial	Land Development,	Real Estate -	Real Estate -	Multi-Family
	and	and Residential	Owner	Non-Owner	and Residential
	Industrial	Construction	Occupied	Occupied	Rental

Commercial Loan Portfolio:
Beginning Balance	$1,404,000	$4,250,000	$1,756,000	$21,629,000	$732,000
Charge-Offs	(67,000)	0	0	0	0
Payments	(161,000)	(464,000)	(42,000)	(2,966,000)	(13,000)
Transfers to ORE	0	0	0	0	0
Net Additions/Deletions	0	0	997,000	0	0
Ending Balance	$1,176,000	$3,786,000	$2,711,000	$18,663,000	$719,000

	Retail	Retail
	Home Equity	1-4 Family
	and Other	Mortgages
Retail Loan Portfolio:
Beginning Balance	$0	$2,122,000
Charge-Offs	0	0
Payments	0	(45,000)
Transfers to ORE	0	0
Net Additions/Deletions	0	0
Ending Balance	$0	$2,077,000

(Continued)

MERCANTILE BANK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

4.	LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

Activity for originated loans categorized as troubled debt restructurings during the six months ended June 30, 2014 is as follows:

		Commercial			Commercial
		Vacant Land,	Commercial	Commercial	Real Estate -
	Commercial	Land Development,	Real Estate -	Real Estate -	Multi-Family
	and	and Residential	Owner	Non-Owner	and Residential
	Industrial	Construction	Occupied	Occupied	Rental

Commercial Loan Portfolio:
Beginning Balance	$1,656,000	$4,501,000	$1,816,000	$22,311,000	$2,620,000
Charge-Offs	(67,000)	0	(11,000)	0	(420,000)
Payments	(427,000)	(3,613,000)	(90,000)	(3,967,000)	(1,481,000)
Transfers to ORE	0	0	0	0	0
Net Additions/Deletions	14,000	2,898,000	996,000	319,000	0
Ending Balance	$1,176,000	$3,786,000	$2,711,000	$18,663,000	$719,000

	Retail	Retail
	Home Equity	1-4 Family
	and Other	Mortgages
Retail Loan Portfolio:
Beginning Balance	$0	$2,191,000
Charge-Offs	0	0
Payments	0	(114,000)
Transfers to ORE	0	0
Net Additions/Deletions	0	0
Ending Balance	$0	$2,077,000

(Continued)

MERCANTILE BANK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

4.	LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

The allowance related to originated loans categorized as troubled debt restructurings was as follows:

	June 30,	December 31,
	2015	2014

Commercial:
Commercial and industrial	$252,000	$16,000
Vacant land, land development, and residential construction	288,000	151,000
Real estate – owner occupied	120,000	182,000
Real estate – non-owner occupied	206,000	4,778,000
Real estate – multi-family and residential rental	492,000	666,000
Total commercial	1,358,000	5,793,000

Retail:
Home equity and other	0	0
1-4 family mortgages	0	0
Total retail	0	0

Total related allowance	$1,358,000	$5,793,000

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

(Continued)

MERCANTILE BANK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

5.	PREMISES AND EQUIPMENT, NET

Premises and equipment are comprised of the following:

	June 30,	December 31,
	2015	2014

Land and improvements	$16,579,000	$16,579,000
Buildings	39,166,000	38,761,000
Furniture and equipment	16,795,000	16,622,000
	72,540,000	71,962,000
Less: accumulated depreciation	24,638,000	23,150,000

Premises and equipment, net	$47,902,000	$48,812,000

Depreciation expense totaled $0.8 million during the second quarter of 2015, compared to $0.5 million during the second quarter of 2014. Depreciation expense totaled $1.5 million during the first six months of 2015, compared to $0.8 million during the first six months of 2014.

6.	DEPOSITS

Our total deposits at June 30, 2015 totaled $2.28 billion, an increase of $1.9 million, or 0.1%, from December 31, 2014. The components of our outstanding balances at June 30, 2015 and December 31, 2014, and percentage change in deposits from the end of 2014 to the end of the second quarter of 2015, are as follows:

					Percent
	June 30, 2015		December 31, 2014		Increase
	Balance	%	Balance	%	(Decrease)
Noninterest-bearing checking	$612,222,000	26.9%	$558,738,000	24.5%	9.6%
Interest-bearing checking	393,933,000	17.3	413,382,000	18.2	(4.7)
Money market	272,225,000	12.0	235,587,000	10.3	15.6
Savings	347,292,000	15.2	330,459,000	14.5	5.1
Time, under $100,000	170,104,000	7.5	181,026,000	8.0	(6.0)
Time, $100,000 and over	347,148,000	15.2	382,120,000	16.8	(9.2)
	2,142,924,000	94.1	2,101,312,000	92.3	2.0
Out-of-area time, under $100,000	842,000	<0.1	2,422,000	0.1	(65.2)
Out-of-area time, $100,000 and over	135,028,000	5.9	173,181,000	7.6	(22.0)
	135,870,000	5.9	175,603,000	7.7	(22.6)

Total deposits	$2,278,794,000	100.0%	$2,276,915,000	100.0%	0.1%

(Continued)

MERCANTILE BANK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

7.	SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

Securities sold under agreements to repurchase (“repurchase agreements”) are offered principally to certain large deposit customers. Information relating to our repurchase agreements follows:

	Six Months Ended	Twelve Months Ended
	June 30, 2015	December 31, 2014

Outstanding balance at end of period	$152,081,000	$167,569,000
Average interest rate at end of period	0.10%	0.11%

Average daily balance during the period	$144,598,000	$105,474,000
Average interest rate during the period	0.10%	0.12%

Maximum daily balance during the period	$168,211,000	$178,042,000

Repurchase agreements generally have maturities of one business day. Repurchase agreements are treated as financings and the obligations to repurchase securities sold are reflected as liabilities. Securities involved with the agreements are recorded as assets of our bank and are held in safekeeping by a correspondent bank. Repurchase agreements are secured by securities with an aggregate market value equal to the aggregate outstanding balance.

8.	FEDERAL HOME LOAN BANK OF INDIANAPOLIS ADVANCES

Federal Home Loan Bank of Indianapolis (“FHLBI”) advances totaled $48.0 million at June 30, 2015, and mature at varying dates from December 2016 through September 2017, with fixed rates of interest from 1.22% to 1.51% and averaging 1.33%. FHLBI advances totaled $54.0 million at December 31, 2014, and were expected to mature at varying dates ranging from January 2015 through September 2017, with fixed rates of interest from 0.62% to 1.51% and averaging 1.26%.

Each advance is payable at its maturity date and is subject to a prepayment fee if paid prior to the maturity date. The advances are collateralized by residential mortgage loans, first mortgage liens on multi-family residential property loans, first mortgage liens on commercial real estate property loans, and substantially all other assets of our bank, under a blanket lien arrangement. Our borrowing line of credit as of June 30, 2015 totaled about $531 million, with availability based on collateral approximating $483 million.

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

These instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized, if any, in the balance sheet. Our bank’s maximum exposure to loan loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual notional amount of those instruments. Our bank uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments. Collateral, such as accounts receivable, securities, inventory, and property and equipment, is generally obtained based on our credit assessment of the borrower. If required, estimated loss exposure resulting from these instruments is expensed and is generally recorded as a liability. There was no reserve or liability balance for these instruments as of June 30, 2015 and December 31, 2014.

A summary of the contractual amounts of our financial instruments with off-balance sheet risk at June 30, 2015 and December 31, 2014 follows:

	June 30,	December 31,
	2015	2014

Commercial unused lines of credit	$487,753,000	$554,856,000
Unused lines of credit secured by 1 – 4 family residential properties	60,911,000	60,983,000
Credit card unused lines of credit	12,911,000	11,649,000
Other consumer unused lines of credit	7,321,000	8,673,000
Commitments to make loans	243,013,000	110,126,000
Standby letters of credit	34,774,000	35,461,000
	$846,683,000	$781,748,000

(Continued)

MERCANTILE BANK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

9.	COMMITMENTS AND OFF-BALANCE SHEET RISK (Continued)

Certain of our commercial loan customers have entered into interest rate swap agreements directly with our correspondent banks. To assist our commercial loan customers in these transactions, and to encourage our correspondent banks to enter into the interest rate swap transactions with minimal credit underwriting analyses on their part, we have entered into risk participation agreements with the correspondent banks whereby we agree to make payments to the correspondent banks owed by our commercial loan customers under the interest rate swap agreement in the event that our commercial loan customers do not make the payments. We are not a party to the interest rate swap agreements under these arrangements. As of June 30, 2015, the total notional amount of the underlying interest rate swap agreements was $15.0 million, with a net fair value from our commercial loan customers’ perspective of negative $2.3 million. These risk participation agreements are considered financial guarantees in accordance with applicable accounting guidance and are therefore recorded as liabilities at fair value, generally equal to the fees collected at the time of their execution. These liabilities are accreted into income during the term of the interest rate swap agreements, generally ranging from four to fifteen years.

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

In February 2012, we entered into an interest rate swap agreement with a correspondent bank to hedge the floating rate on our subordinated debentures, which became effective in January 2013 and matures in January 2018. Our $32.0 million of subordinated debentures have a rate equal to the 90-Day Libor Rate plus a fixed spread of 218 basis points, and are subject to repricing quarterly. The interest rate swap agreement provides for us to pay our correspondent bank a fixed rate, while our correspondent bank will pay us the 90-Day Libor Rate on a $32.0 million notional amount. The quarterly re-set dates for the floating rate on the interest rate swap agreement are the same as the re-set dates for the floating rate on the subordinated debentures. The interest rate swap agreement does qualify for hedge accounting; therefore, monthly fluctuations in the present value of the interest rate swap agreement, net of tax effect, are recorded to other comprehensive income. As of June 30, 2015 and December 31, 2014, the fair value of the interest rate swap agreement was recorded as a liability in the amount of $0.4 million and $0.3 million, respectively.

(Continued)

MERCANTILE BANK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

11.	FAIR VALUES OF FINANCIAL INSTRUMENTS

The carrying amounts, estimated fair values and level within the fair value hierarchy of financial instruments were as follows as of June 30, 2015 and December 31, 2014 (dollars in thousands):

	Level in	June 30, 2015		December 31, 2014
	Fair Value	Carrying	Fair	Carrying	Fair
	Hierarchy	Values	Values	Values	Values

Financial assets:
Cash	Level 1	$14,608	$14,608	$13,261	$13,261
Cash equivalents	Level 2	123,823	123,823	159,477	159,477
Securities available for sale	(1)	373,446	373,446	432,912	432,912
FHLBI stock	(2)	7,567	7,567	13,699	13,699
Loans, net	Level 3	2,152,874	2,153,142	2,067,662	2,062,566
Loans held for sale	Level 2	2,397	2,397	1,574	1,574
Bank owned life insurance	Level 2	58,409	58,409	57,861	57,861
Accrued interest receivable	Level 2	7,822	7,822	8,033	8,033

Financial liabilities:
Deposits	Level 2	2,278,794	2,246,661	2,276,915	2,254,749
Repurchase agreements	Level 2	152,081	152,081	167,569	167,569
FHLBI advances	Level 2	48,000	48,371	54,022	54,720
Subordinated debentures	Level 2	54,813	54,813	54,472	54,508
Accrued interest payable	Level 2	1,740	1,740	1,942	1,942
Interest rate swap	(1)	379	379	253	253

(1)	See Note 12 for a description of the fair value hierarchy as well as a disclosure of levels for classes of financial assets and liabilities.

(2)	It is not practical to determine the fair value of FHLBI stock due to transferability restrictions.

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

Securities available for sale. Securities available for sale are recorded at fair value on a recurring basis. Fair value measurement is based on quoted prices, if available. If quoted prices are not available, fair values are measured using independent pricing models. Level 2 securities include U.S. Government agency bonds, mortgage-backed securities issued or guaranteed by U.S. Government agencies, municipal general obligation and revenue bonds and mutual funds. Level 3 securities include bonds issued by certain relatively small municipalities located within our markets that have very limited marketability due to their size and lack of ratings from a recognized rating service. We carry these bonds at historical cost, which we believe approximates fair value, unless our periodic financial analysis or other information becomes known which necessitates a valuation allowance. There was no such valuation allowance as of June 30, 2015 or December 31, 2014. We have no Level 1 securities available for sale.

Derivatives. The interest rate swap is measured at fair value on a recurring basis. We measure fair value utilizing models that use primarily market observable inputs, such as forecasted yield curves, and accordingly, the interest rate swap agreement is classified as Level 2.

Mortgage loans held for sale. Mortgage loans originated and intended for sale in the secondary market are carried at the lower of aggregate cost or market, as determined by outstanding commitments from investors, and are measured on a nonrecurring basis. Fair value is based on independent quoted market prices, where applicable, or the prices for other mortgage whole loans with similar characteristics. As of June 30, 2015 and December 31, 2014, we determined that the fair value of our mortgage loans held for sale approximated the recorded cost of $2.4 million and $1.6 million, respectively.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The balances of assets and liabilities measured at fair value on a recurring basis as of June 30, 2015 are as follows:

		Quoted
		Prices in
		Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Available for sale securities
U.S. Government agency debt obligations	$161,708,000	$0	$161,708,000	$0
Mortgage-backed securities	79,841,000	0	79,841,000	0
Municipal general obligation bonds	119,811,000	0	111,022,000	8,789,000
Municipal revenue bonds	10,149,000	0	10,149,000	0
Other investments	1,937,000	0	1,937,000	0
Interest rate swap	(379,000)	0	(379,000)	0
Total	$373,067,000	$0	$364,278,000	$8,789,000

There were no transfers in or out of Level 1, Level 2 or Level 3 during the first six months of 2015.

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

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

The balances of assets and liabilities measured at fair value on a nonrecurring basis as of June 30, 2015 are as follows:

		Quoted
		Prices in
		Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)

Impaired loans (1)	$9,623,000	$0	$0	$9,623,000
Foreclosed assets (1)	2,033,000	0	0	2,033,000
Total	$11,656,000	$0	$0	$11,656,000

The balances of assets and liabilities measured at fair value on a nonrecurring basis as of December 31, 2014 are as follows:

		Quoted
		Prices in
		Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)

Impaired loans (1)	$17,097,000	$0	$0	$17,097,000
Foreclosed assets (1)	1,995,000	0	0	1,995,000
Total	$19,092,000	$0	$0	$19,092,000

(1)   Represents carrying value and related write-downs for which adjustments are based on the estimated value of the property or other assets.

13.	REGULATORY MATTERS

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

The prompt corrective action regulations provide five classifications, including well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized, although these terms are not used to represent overall financial condition. If an institution is not well capitalized, regulatory approval is required to accept brokered deposits. Subject to limited exceptions, no institution may make a capital distribution if, after making the distribution, it would be undercapitalized. If an institution is undercapitalized, it is subject to close monitoring by its principal federal regulator, its asset growth and expansion are restricted, and plans for capital restoration are required. In addition, further specific types of restrictions may be imposed on the institution at the discretion of the federal regulator. At June 30, 2015 and December 31, 2014, our bank was in the well capitalized category under the regulatory framework for prompt corrective action. There are no conditions or events since June 30, 2015 that we believe have changed our bank’s categorization.

Our actual capital levels (dollars in thousands) and the minimum levels required to be categorized as adequately and well capitalized were:

					Minimum Required
					to be Well
			Minimum Required		Capitalized Under
			for Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Regulations
	Amount	Ratio	Amount	Ratio	Amount		Ratio
June 30, 2015
Total capital (to risk weighted assets)
Consolidated	$341,865	13.6%	$200,721	8.0%	$	NA	NA
Bank	345,719	13.8	200,822	8.0		251,028	10.0%
Tier 1 capital (to risk weighted assets)
Consolidated	325,304	13.0	150,541	6.0		NA	NA
Bank	329,158	13.1	150,617	6.0		200,822	8.0
Common equity tier 1 (to risk weighted assets)
Consolidated	274,601	10.9	112,997	4.5		NA	NA
Bank	329,158	13.1	112,963	4.5		163,168	6.5
Tier 1 capital (to average assets)
Consolidated	325,304	11.6	112,364	4.0		NA	NA
Bank	329,158	11.7	112,487	4.0		140,608	5.0

(Continued)

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

Our consolidated capital levels as of June 30, 2015 and December 31, 2014 include $52.7 million and $52.4 million, respectively, of trust preferred securities subject to certain limitations. Under applicable Federal Reserve guidelines, the trust preferred securities constitute a restricted core capital element. The guidelines provide that the aggregate amount of restricted core elements that may be included in our Tier 1 capital must not exceed 25% of the sum of all core capital elements, including restricted core capital elements, net of goodwill less any associated deferred tax liability. Our ability to include the trust preferred securities in Tier 1 capital in accordance with the guidelines is not affected by the provision of the Dodd-Frank Act generally restricting such treatment, because (i) the trust preferred securities were issued before May 19, 2010, and (ii) our total consolidated assets as of December 31, 2009 were less than $15.0 billion. As of June 30, 2015 and December 31, 2014, all $52.7 million and $52.4 million, respectively, of the trust preferred securities were included in our consolidated Tier 1 capital.

Our regulatory capital calculations and the minimum requirements to be categorized as well capitalized and adequately capitalized under the prompt corrective action regulations were impacted by BASEL III, which became effective January 1, 2015 and are included in the June 30, 2015 table above. The net impact on our regulatory capital ratios and our overall capital position was not material.

Our and our bank’s ability to pay cash and stock dividends is subject to limitations under various laws and regulations and to prudent and sound banking practices. On January 15, 2015, our Board of Directors declared a cash dividend on our common stock in the amount of $0.14 per share that was paid on March 25, 2015 to shareholders of record as of March 13, 2015. On April 16, 2015, our Board of Directors declared a cash dividend on our common stock in the amount of $0.14 per share that was paid on June 24, 2015 to shareholders of record as of June 12, 2015. On July 16, 2015, our Board of Directors declared a cash dividend on our common stock in the amount of $0.15 per share that will be paid on September 23, 2015 to shareholders of record as of September 11, 2015.

(Continued)

MERCANTILE BANK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

13.	REGULATORY MATTERS (Continued)

In addition, on January 30, 2015, we announced that our Board of Directors had authorized a new program to repurchase up to $20.0 million of our common stock from time to time in open market transactions at prevailing market prices or by other means in accordance with applicable regulations. We expect to fund a majority of such repurchases from cash dividends paid to us from our Bank. During the first six months of 2015, we purchased approximately 463,000 shares of common stock at an average price of $19.67, totaling about $9.1 million, under the stock repurchase program. The purchased shares were retired effective on the acquisition date.

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

Introduction

The following discussion compares the financial condition of Mercantile Bank Corporation and its consolidated subsidiaries, including Mercantile Bank of Michigan (“our bank”) and our bank’s two subsidiaries, Mercantile Bank Real Estate Co., LLC (“our real estate company”) and Mercantile Insurance Center, Inc. (“our insurance company”), at June 30, 2015 and December 31, 2014 and the results of operations for the three months and six months ended June 30, 2015 and June 30, 2014. This discussion should be read in conjunction with the interim consolidated financial statements and footnotes included in this report. Unless the text clearly suggests otherwise, references in this report to “us,” “we,” “our” or “the company” include Mercantile Bank Corporation and its consolidated subsidiaries referred to above.

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

Financial Overview

We reported net income of $6.6 million for the second quarter of 2015, and net income of $13.2 million for the first six months of 2015. On a diluted earnings per share basis, we earned $0.39 per share during the second quarter and $0.78 per share during the first six months of 2015. Given the merger with Firstbank Corporation (“Firstbank”) that was effective on June 1, 2014, comparisons between the second quarter and first six months of 2015 with the respective periods in 2014 are difficult to make; however, we believe, for the reasons detailed in the paragraphs below, that our 2015 results reflect the successful integration of the two banking organizations and the leveraging of the strengths that each organization provided to the newly combined company.

The overall quality of our loan portfolio remains strong, with nonperforming loans equaling only 0.37% of total loans as of June 30, 2015. The strength of our loan portfolio, combined with recoveries of prior loan charge-offs and the eliminations of and reductions in specific reserves, have produced a positive impact on our allowance calculations and allowed us to make no or negative provisions in ten consecutive quarters and in thirteen out of the last fourteen quarters. We recorded a negative provision expense of $0.6 million during the second quarter of 2015, and negative $1.0 million during the first six months of 2015. Gross loan charge-offs equaled $4.4 million during the second quarter of 2015, and totaled $4.8 million for the first six months of the year. A vast majority of the gross loan charge-offs during the second quarter was associated with a large commercial loan relationship that was resolved during that time period. The specific reserve we had established for that particular lending relationship during the past few quarters was more than sufficient to absorb the charge-off amount. Recoveries of prior period loan charge-offs equaled $0.5 million during the second quarter of 2015, and totaled $2.4 million for the first half of the year. Net loan charge-offs, as a percent of average total loans, equaled an annualized 0.73% and 0.23% during the second quarter and first six months of 2015, respectively. We have recorded a net loan recovery during eight out of the last thirteen quarters. We continue our collection efforts on charged-off loans, and expect to record recoveries in future periods; however, given the nature of these efforts, it is not practical to forecast the dollar amount and timing of the recoveries.

New term loan originations totaled approximately $120 million during the second quarter of 2015, bringing the year-to-date total to about $220 million. We also experienced net increases in commercial lines of credit during those time periods, in large part reflecting lines that are part of new commercial lending relationships established during recent quarterly periods. Loan growth equaled $51.1 million and $82.6 million during the second quarter and first six months of 2015, respectively, reflecting the impact of scheduled monthly payments as well as expected and unexpected commercial loan payoffs. The new loan pipeline remains strong, and at June 30, 2015, we had over $125 million in unfunded loan commitments on commercial construction and development loans that are in the construction phase. We believe our loan portfolio is well diversified, with commercial and industrial loans equaling 29%, commercial real estate non-owner occupied loans comprising 28%, commercial real estate owner occupied loans comprising 19% and residential mortgage and consumer loans aggregating 16% of total loans at June 30, 2015. As a percent of total commercial loans, commercial and industrial loans and commercial real estate owner occupied loans equaled 57% at June 30, 2015.

MERCANTILE BANK CORPORATION

Our funding structure is also well diversified. As of June 30, 2015, noninterest-bearing checking accounts comprised 25% of total funds, interest-bearing checking and sweep accounts combined for 22%, savings deposits and money market accounts aggregated to 25% and local time deposits accounted for 21%. Wholesale funds, comprised of brokered deposits and Federal Home Loan Bank of Indianapolis (“FHLBI”) advances, represented 7% of total funds.

Financial Condition

Our total assets decreased $17.4 million during the first six months of 2015, and totaled $2.88 billion as of June 30, 2015. Total loans increased $82.6 million, while securities available for sale declined $59.5 million and cash and cash equivalents decreased $34.3 million. Total deposits increased $1.9 million, while securities sold under agreements to repurchase (“sweep accounts”) were down $15.5 million during the first six months of 2015. For the remainder of 2015 and into 2016, we expect further loan growth to continue to be primarily funded by cash flow from our securities portfolio and other interest-bearing assets, with total deposits remaining relatively stable.

Commercial loans increased $105.1 million during the first six months of 2015, and at June 30, 2015 totaled $1.82 billion, or 83.8% of the loan portfolio. As of December 31, 2014, the commercial loan portfolio comprised 82.1% of total loans. The increase in commercial loans during the first six months of 2015 primarily reflects new commercial term loans to existing and new borrowers. Commercial and industrial loans were up $71.4 million, non-owner occupied commercial real estate (“CRE”) loans increased $44.2 million, owner occupied CRE loans decreased $8.0 million, multi-family and residential rental loans increased $1.9 million and vacant land, land development and residential construction loans were down $4.4 million. As a percent of total commercial loans, commercial and industrial loans and commercial real estate owner occupied loans equaled 57.4% as of June 30, 2015, compared to 57.2% at December 31, 2014.

We significantly enhanced our commercial loan sales efforts over the past few years. We are very pleased with the approximately $885 million in new commercial term loan fundings since the beginning of 2012, including about $220 million during the first six months of 2015. As of June 30, 2015, availability on existing construction and development loans totaled over $125 million, with most of those funds expected to be drawn over the next twelve months. In addition, our current pipeline reports indicate continued strong commercial loan funding opportunities in future periods, including approximately $243 million in new lending commitments, a majority of which we expect to be accepted and funded over the next 12 to 18 months. Our commercial lenders also report substantial additional opportunities they are currently discussing with existing and potentially new borrowers.

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

MERCANTILE BANK CORPORATION

One-to-four family mortgage loans and other consumer loans declined a combined $22.6 million during the first six months of 2015, and at June 30, 2015, totaled $351 million, or 16.2% of total loans. One-to-four family mortgage loans and other consumer loans combined equated to 17.9% of total loans as of December 31, 2014.

The following table summarizes our loan portfolio over the past twelve months:

	6/30/15	3/31/15	12/31/14	9/30/14	6/30/14
Commercial:
Commercial & Industrial	$622,073,000	$587,675,000	$550,607,000	$541,805,000	$538,791,000
Land Development & Construction	47,622,000	56,050,000	51,974,000	52,218,000	55,948,000
Owner Occupied Commercial RE	422,354,000	431,995,000	430,388,000	412,470,000	411,116,000
Non-Owner Occupied Commercial RE	603,724,000	566,152,000	559,574,000	584,422,000	588,752,000
Multi-Family & Residential Rental	124,658,000	117,477,000	122,760,000	95,649,000	93,939,000
Total Commercial	1,820,431,000	1,759,349,000	1,715,303,000	1,686,564,000	1,688,546,000

Retail:
1-4 Family Mortgages	201,907,000	208,425,000	214,696,000	217,751,000	215,908,000
Home Equity & Other Consumer Loans	149,494,000	152,986,000	159,278,000	163,950,000	169,028,000
	351,401,000	361,411,000	373,974,000	381,701,000	384,936,000

Total	$2,171,832,000	$2,120,760,000	$2,089,277,000	$2,068,265,000	$2,073,482,000

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

Nonperforming assets, comprised of nonaccrual loans, loans past due 90 days or more and accruing interest and foreclosed properties, totaled $10.1 million (0.4% of total assets) as of June 30, 2015, compared to $31.4 million (1.1% of total assets) as of December 31, 2014. One commercial loan relationship, which was placed on nonaccrual during the fourth quarter of 2014, accounted for approximately 70% of total nonperforming assets as of year-end 2014. This relationship was resolved during the second quarter.

MERCANTILE BANK CORPORATION

The following tables provide a breakdown of nonperforming assets by collateral type:

NONPERFORMING LOANS

	6/30/15	3/31/15	12/31/14	9/30/14	6/30/14
Residential Real Estate:
Land Development	$27,000	$54,000	$84,000	$107,000	$36,000
Construction	0	0	0	0	0
Owner Occupied / Rental	2,384,000	2,578,000	4,229,000	4,350,000	3,898,000
	2,411,000	2,632,000	4,313,000	4,457,000	3,934,000

Commercial Real Estate:
Land Development	184,000	197,000	209,000	222,000	235,000
Construction	0	0	0	0	0
Owner Occupied	2,587,000	17,495,000	18,089,000	733,000	1,176,000
Non-Owner Occupied	2,677,000	360,000	378,000	330,000	129,000
	5,448,000	18,052,000	18,676,000	1,285,000	1,540,000

Non-Real Estate:
Commercial Assets	212,000	5,565,000	6,401,000	296,000	267,000
Consumer Assets	32,000	18,000	42,000	33,000	0
	244,000	5,583,000	6,443,000	329,000	267,000

Total	$8,103,000	$26,267,000	$29,432,000	$6,071,000	$5,741,000

OTHER REAL ESTATE OWNED & REPOSSESSED ASSETS

	6/30/15	3/31/15	12/31/14	9/30/14	6/30/14
Residential Real Estate:
Land Development	$353,000	$329,000	$329,000	$329,000	$427,000
Construction	0	0	0	0	22,000
Owner Occupied / Rental	932,000	646,000	722,000	902,000	968,000
	1,285,000	975,000	1,051,000	1,231,000	1,417,000

Commercial Real Estate:
Land Development	0	0	0	0	92,000
Construction	0	0	0	0	0
Owner Occupied	139,000	139,000	247,000	173,000	300,000
Non-Owner Occupied	609,000	550,000	697,000	1,255,000	1,069,000
	748,000	689,000	944,000	1,428,000	1,461,000

Non-Real Estate:
Commercial Assets	0	0	0	0	0
Consumer Assets	0	0	0	0	0
	0	0	0	0	0

Total	$2,033,000	$1,664,000	$1,995,000	$2,659,000	$2,878,000

MERCANTILE BANK CORPORATION

The following tables provide a reconciliation of nonperforming assets:

NONPERFORMING LOANS RECONCILIATION

	2nd Qtr	1st Qtr	4th Qtr	3rd Qtr	2nd Qtr
	2015	2015	2014	2014	2014

Beginning balance	$26,267,000	$29,432,000	$6,071,000	$5,741,000	$6,342,000
Additions, net of transfers to ORE	2,486,000	414,000	24,513,000	1,194,000	(11,000)
Returns to performing status	0	(5,000)	(779,000)	0	0
Principal payments	(16,414,000)	(3,203,000)	(228,000)	(864,000)	(523,000)
Loan charge-offs	(4,236,000)	(371,000)	(145,000)	0	(67,000)

Total	$8,103,000	$26,267,000	$29,432,000	$6,071,000	$5,741,000

OTHER REAL ESTATE OWNED & REPOSSESSED ASSETS RECONCILIATION

	2nd Qtr	1st Qtr	4th Qtr	3rd Qtr	2nd Qtr
	2015	2015	2014	2014	2014

Beginning balance	$1,664,000	$1,995,000	$2,659,000	$2,878,000	$2,350,000
Additions	652,000	277,000	380,000	851,000	1,362,000
Sale proceeds	(220,000)	(538,000)	(982,000)	(910,000)	(790,000)
Valuation write-downs	(63,000)	(70,000)	(62,000)	(160,000)	(44,000)

Total	$2,033,000	$1,664,000	$1,995,000	$2,659,000	$2,878,000

Gross loan charge-offs equaled $4.4 million during the second quarter of 2015, and totaled $4.8 million for the first six months of 2015. A vast majority of the gross loan charge-offs during the second quarter was associated with the aforementioned large commercial loan relationship that was resolved during the quarter. The specific reserve we established for that credit relationship during the past few quarters was more than sufficient to absorb the charged-off amount. Recoveries of prior period charge-offs equaled $0.5 million during the second quarter, and totaled $2.4 million for the first six months of 2015. Net loan charge-offs, as a percent of average total loans, equaled an annualized 0.73% and 0.23% during the second quarter and year-to-date 2015, respectively. We have recorded a net loan recovery during eight out of the last thirteen quarters. We continue our collection efforts on charged-off loans, and expect to record recoveries in future periods; however, given the nature of these efforts, it is not practical to forecast the dollar amount and timing of the recoveries.

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

A migration analysis is completed quarterly to assist us in determining appropriate reserve allocation factors for non-impaired commercial loans. Our migration analysis takes into account various time periods, with most weight placed on a twenty-quarter time frame as of June 30, 2015. We believe the twenty-quarter period represents an appropriate range of economic conditions, and that it provides for an appropriate basis in determining reserve allocation factors given current economic conditions and the general consensus of economic conditions in the near future. Over the past few years, leading up to and including December 31, 2014, we had placed most weight on a twelve-quarter look back period.

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

Our allowance totaled $16.6 million as of June 30, 2015, with $15.7 million established for originated loans and $0.9 million for acquired loans. The allowance for originated loans equaled 1.1% of total originated loans outstanding as of June 30, 2015, compared to $19.3 million, or 1.5% of total originated loans outstanding at December 31, 2014. The allowance for acquired loans equaled $0.7 million as of December 31, 2014. The allowance equaled 204.4% of nonperforming loans as of June 30, 2015, compared to 68.1% as of December 31, 2014. The increase in this ratio during the first six months of 2015 reflects a decline in total nonperforming loans.

MERCANTILE BANK CORPORATION

As of June 30, 2015, the allowance for originated loans was comprised of $13.4 million in general reserves relating to non-impaired loans, $1.0 million in specific reserve allocations relating to nonaccrual loans, and $1.3 million in specific reserves on other loans, primarily accruing loans designated as troubled debt restructurings. Troubled debt restructurings totaled $23.3 million at June 30, 2015, consisting of $3.3 million that are on nonaccrual status and $20.0 million that are on accrual status. The latter, while considered and accounted for as impaired loans in accordance with accounting guidelines, is not included in our nonperforming loan totals. The aforementioned large nonaccrual commercial loan relationship was categorized as a nonperforming troubled debt restructuring at March 31, 2015 and December 31, 2014, and as a performing troubled debt restructuring as of September 30, 2014. Impaired loans with an aggregate carrying value of $0.8 million as of June 30, 2015 had been subject to previous partial charge-offs aggregating $0.7 million. Those partial charge-offs were recorded as follows: $0.1 million during the first six months of 2015, less than $0.1 million in both 2013 and 2012, $0.4 million in 2011, and $0.2 million in 2010. As of June 30, 2015, there were no specific reserves allocated to impaired loans that had been subject to a previous partial charge-off.

The following table provides a breakdown of our originated and acquired loans categorized as troubled debt restructurings:

	6/30/15	3/31/15	12/31/14	9/30/14	6/30/14

Performing	$20,031,000	$23,350,000	$24,001,000	$47,385,000	$24,900,000
Nonperforming	3,245,000	23,272,000	26,433,000	3,371,000	4,232,000

Total	$23,276,000	$46,622,000	$50,434,000	$50,756,000	$29,132,000

Although we believe the allowance is adequate to absorb loan losses in our originated loan portfolio as they arise, there can be no assurance that we will not sustain loan losses in any given period that could be substantial in relation to, or greater than, the size of the allowance.

Securities available for sale decreased $59.5 million during the first six months of 2015, totaling $373 million as of June 30, 2015. Purchases during the first six months of 2015, generally consisting of municipal bonds, totaled $4.9 million. Proceeds from matured and called U.S. Government agency bonds and municipal bonds during the first six months of 2015 totaled $32.1 million and $17.0 million, respectively, with another $13.0 million from principal paydowns on mortgage-backed securities. In addition, proceeds from the sales of municipal bonds totaled $0.7 million. At June 30, 2015, the portfolio was primarily comprised of U.S. Government agency bonds (43%), municipal bonds (35%) and U.S. Government agency issued or guaranteed mortgage-backed securities (21%). All of our securities are currently designated as available for sale, and are therefore stated at fair value. The fair value of securities designated as available for sale at June 30, 2015 totaled $373 million, including a net unrealized gain of $0.5 million. We maintain the securities portfolio at levels to provide adequate pledging and secondary liquidity for our daily operations. In addition, the securities portfolio serves a primary interest rate risk management function. We expect future purchases during the remainder of 2015 to be generally limited to the occasional acquisition of municipal bonds, as a majority of the cash flow from maturities and calls on U.S. Government agency and municipal bonds and from paydowns on mortgage-backed securities is expected to be used to fund anticipated loan growth.

FHLB of Indianapolis (“FHLBI”) stock totaled $7.6 million as of June 30, 2015, compared to $13.7 million as of December 31, 2014. The $6.1 million decline reflects the impact of an involuntary excess stock repurchase program by the FHLBI during the second quarter. Our investment in FHLBI stock is necessary to engage in their advance and other financing programs. We have regularly received quarterly cash dividends, and we expect a cash dividend will continue to be paid in future quarterly periods.

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

Federal funds sold, consisting of excess funds sold overnight to a correspondent bank, along with investments in interest-bearing deposits at correspondent and other banks, are used to manage daily liquidity needs and interest rate sensitivity. During the first six months of 2015, the average balance of these funds equaled $88.5 million, or 3.3% of average earning assets. We expect the level of these funds to average approximately 1% to 2% of average earning assets in future quarters, as we use approximately one half of the average amount during the first six months of 2015 to fund anticipated loan growth.

Net premises and equipment equaled $47.9 million at June 30, 2015, a decrease of $0.9 million during the first six months of 2015. Purchases during the first six months of 2015 totaled $0.6 million, while depreciation expense aggregated to $1.5 million. Foreclosed and repossessed assets equaled $2.0 million as of June 30, 2015, unchanged from December 31, 2014. Sale proceeds during the first six months of 2015 totaled $0.8 million, while transfers in from the loan portfolio totaled $0.9 million. Valuation write-downs totaled $0.1 million. While we expect further transfers from loans to foreclosed and repossessed assets in future periods reflecting our collection efforts on some impaired lending relationships, we believe the overall strong quality of our loan portfolio will limit any overall increase in, and average balance of, this particular nonperforming asset category in future periods.

Total deposits increased $1.9 million during the first six months of 2015, totaling $2.28 billion at June 30, 2015. Out-of-area deposits decreased $39.7 million during the first six months of 2015, and as a percent of total deposits, equaled 5.9% as of June 30, 2015, compared to 7.7% as of December 31, 2014.

Noninterest-bearing checking accounts increased $53.5 million during the first six months of 2015, generally due to deposit account openings as part of recently established commercial lending relationships and transfers from business-related interest-bearing checking accounts to new noninterest-bearing checking accounts. Interest-bearing checking accounts decreased $19.4 million, money market deposit accounts grew $36.6 million and savings deposits increased $16.8 million during the first six months of 2015. Local time deposits declined $45.9 million, generally reflecting a combination of transfers to non-time deposits at maturity and the non-renewal of certain public unit time deposits at maturity. The former is a continuation of a trend over the past several years due to the very low interest rate environment, and we expect this trend to continue at least until short term interest rates start to increase.

Sweep accounts decreased $15.5 million during the first six months of 2015, totaling $152 million as of June 30, 2015. The decrease was expected, as we generally see a decline during the first part of the year as businesses use funds to make tax and bonus payments. Our sweep account program entails transferring collected funds from certain business noninterest-bearing checking accounts and savings deposits into over-night interest-bearing repurchase agreements. Such sweep accounts are not deposit accounts and are not afforded federal deposit insurance, and are accounted for as secured borrowings.

MERCANTILE BANK CORPORATION

FHLBI advances decreased $6.0 million during the first six months of 2015, reflecting $6.0 million in maturities. As of June 30, 2015, FHLBI advances totaled $48.0 million. The FHLBI advances are generally collateralized by a blanket lien on our residential mortgage loan portfolio. Our borrowing line of credit as of June 30, 2015 totaled about $531 million, with availability approximating $483 million.

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

To assist in providing needed funds, we have obtained monies from wholesale funding sources. Wholesale funds, primarily comprised of deposits from customers outside of our market areas and advances from the FHLBI, totaled $184 million, or 7.4% of combined deposits and borrowed funds, as of June 30, 2015, compared to $230 million, or 9.2% of combined deposits and borrowed funds, as of December 31, 2014.

Sweep accounts decreased $15.5 million during the first six months of 2015, totaling $152 million as of June 30, 2015. The decrease was expected, as we generally see a decline during the first part of the year as businesses use funds to make tax and bonus payments. Our sweep account program entails transferring collected funds from certain business noninterest-bearing checking accounts and savings deposits into over-night interest-bearing repurchase agreements. Such sweep accounts are not deposit accounts and are not afforded federal deposit insurance, and are accounted for as secured borrowings. Information regarding our repurchase agreements as of June 30, 2015 and during the first six months of 2015 is as follows:

Outstanding balance at June 30, 2015	$152,081,000
Weighted average interest rate at June 30, 2015	0.10%
Maximum daily balance six months ended June 30, 2015	$168,211,000
Average daily balance for six months ended June 30, 2015	$144,598,000
Weighted average interest rate for six months ended June 30, 2015	0.10%

As a member of FHLBI, we have access to FHLBI advance borrowing programs. FHLBI advances decreased $6.0 million during the first six months of 2015, and as of June 30 2015, totaled $48.0 million. Based on available collateral at March 31, 2015, we could borrow an additional $483 million.

We also have the ability to borrow up to $63.0 million on a daily basis through correspondent banks using established unsecured federal funds purchased lines of credit. We did not access these lines of credit during first six months of 2015; in fact, we have not accessed the lines of credit since January of 2010. In contrast, federal funds sold averaged $10.8 million and interest-bearing deposit balances with the Federal Reserve Bank of Chicago averaged $74.8 million during the first six months of 2015. We also have a line of credit through the Discount Window of the Federal Reserve Bank of Chicago. Using certain municipal bonds as collateral, we could have borrowed up to $18.1 million as of June 30, 2015. We did not utilize this line of credit during the first six months of 2015 or at any time during the previous six fiscal years, and do not plan to access this line of credit in future periods.

MERCANTILE BANK CORPORATION

The following table reflects, as of June 30, 2015, significant fixed and determinable contractual obligations to third parties by payment date, excluding accrued interest:

	One Year	One to	Three to	Over
	or Less	Three Years	Five Years	Five Years	Total

Deposits without a stated maturity	$1,625,672,000	$0	$0	$0	$1,625,672,000
Certificates of deposit	347,337,000	210,670,000	95,115,000	0	653,122,000
Short-term borrowings	152,081,000	0	0	0	152,081,000
Federal Home Loan Bank advances	0	48,000,000	0	0	48,000,000
Subordinated debentures	0	0	0	54,813,000	54,813,000
Other borrowed money	3,705,000	0	0	0	3,705,000
Property leases	380,000	766,000	378,000	89,000	1,613,000

In addition to normal loan funding and deposit flow, we must maintain liquidity to meet the demands of certain unfunded loan commitments and standby letters of credit. As of June 30, 2015, we had a total of $812 million in unfunded loan commitments and $34.8 million in unfunded standby letters of credit. Of the total unfunded loan commitments, $569 million were commitments available as lines of credit to be drawn at any time as customers’ cash needs vary, and $243 million were for loan commitments generally expected to close and become funded within the next twelve months. We regularly monitor fluctuations in loan balances and commitment levels, and include such data in our overall liquidity management.

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

Capital Resources

Shareholders’ equity was $329 million at June 30, 2015, compared to $328 million at December 31, 2014. The $0.8 million increase during the first six months of 2015 primarily reflects the combined positive impact of net income totaling $13.2 million and the negative impact of cash dividends on common shares totaling $4.7 million and our share repurchase program aggregating $9.1 million.

MERCANTILE BANK CORPORATION

We and our bank are subject to regulatory capital requirements administered by state and federal banking agencies. Failure to meet the various capital requirements can initiate regulatory action that could have a direct material effect on the financial statements. The Federal Reserve Board and the Federal Deposit Insurance Corporation approved final rules, commonly referred to as “BASEL III,” implementing the Basel Committee on Banking Supervision’s capital guidelines for U.S. banks. Under the final rules, which became effective January 1, 2015, minimum requirements have increased for both the quantity and quality of capital held by us and our bank. The final rules include a new common equity Tier 1 capital to risk-weighted assets minimum ratio of 4.5%, raise the minimum ratio of Tier 1 capital to risk-weighted assets from 4.0% to 6.0%, require a minimum ratio of Total Capital to risk-weighted assets of 8.0% and require a minimum Tier 1 leverage ratio of 4.0%. A new capital conservation buffer, comprised of common equity Tier 1 capital, is also established above the regulatory minimum capital requirements. This capital conservation buffer will be phased-in beginning January 1, 2016 at 0.625% of risk-weighted assets and increase each subsequent year by an additional 0.625% until reaching its final level of 2.5% on January 1, 2019. Strict eligibility criteria for regulatory capital instruments were also implemented under the final rules. The final rules also revised the definition and calculation of Tier 1 capital, Total Capital and risk-weighted assets.

As of June 30, 2015, our bank’s total risk-based capital ratio was 13.8%, with our bank’s total regulatory capital equaling $346 million, or approximately $94 million in excess of the 10.0% minimum which is among the requirements to be categorized as “well capitalized.” Our and our bank’s capital ratios as of June 30, 2015 and December 31, 2014 are disclosed in Note 13 of the Notes to Condensed Consolidated Financial Statements.

Results of Operations

We recorded net income of $6.6 million for the second quarter of 2015 ($0.39 per basic and diluted share), compared to net income of $1.5 million ($0.13 per basic and diluted share) recorded during the second quarter of 2014. We recorded net income of $13.2 million ($0.78 per basic and diluted share) for the first six months of 2015, compared to net income of $5.1 million ($0.50 per basic and diluted share) recorded during the first six months of 2014. The results for the second quarter of 2015 and the first six months of 2015 reflect the full realization of projected cost savings as disclosed at the time the merger with Firstbank was announced; the projected cost savings were $5.5 million annually, or approximately $1.4 million quarterly. The results for the second quarter and the first six months of 2014 were impacted by the merger with Firstbank, which was consummated on June 1, 2014; operating results for the second quarter of 2014 and the first six months of 2014 include one month of operations as a combined organization. After-tax merger-related costs totaled $2.4 million, or $0.21 per diluted share, during the second quarter of 2014 and $2.7 million, or $0.27 per diluted share, during the first six months of 2014.

The improved earnings performance in the second quarter of 2015 and the first six months of 2015 compared to the respective prior-year periods primarily resulted from increased net interest income, which more than offset increased overhead costs. The increased net interest income primarily resulted from the higher level of average earning assets associated with the completion of the merger; an increased net interest margin, resulting from a decreased cost of funds, also contributed to the higher level of net interest income. The decreased cost of funds in large part reflects the absorption of Firstbank’s lower-costing deposit base; the full benefit of the lower-costing deposit base was realized during the 2015 periods, while the 2014 periods received partial benefit in light of the effective date of the merger. The increased noninterest expense was mainly attributable to higher costs necessary to operate the combined company.

MERCANTILE BANK CORPORATION

Interest income during the second quarter of 2015 was $27.7 million, an increase of $9.2 million, or 49.7%, from the $18.5 million earned during the second quarter of 2014. Interest income during the first six months of 2015 was $55.3 million, an increase of $23.2 million, or 72.3%, from the $32.1 million earned during the first six months of 2014. The increase in interest income in the 2015 periods compared to the respective 2014 periods is attributable to an increase in earning assets. Average earning assets equaled $2.64 billion during the second quarter of 2015, up $906 million, or 52.2%, from the level of $1.74 billion during the second quarter of 2014. Average earning assets equaled $2.64 billion during the first six months of 2015, up $1.12 billion, or 73.9%, from the level of $1.52 billion during the first six months of 2014. Average earning assets include Firstbank’s assets from the date of acquisition. The yield on average earning assets was 4.23% during the second quarter of 2015, compared to 4.30% during the second quarter of 2014. The decreased yield on average earning assets primarily resulted from decreased yields on securities and loans, which more than offset the impact of a change in earning asset mix. The decline in the yield on securities mainly reflects the boarding of Firstbank’s lower-yielding portfolio and the ongoing low interest rate environment, while the decreased yield on loans reflects competitive pressure and loans being renewed at lower rates. Low-yielding average overnight funds represented 3.4% of average earning assets during the second quarter of 2015, compared to 5.2% during the prior-year second quarter. The yield on average assets was 4.24% during the first six months of 2015, compared to 4.25% during the respective 2014 period; the yield remained virtually unchanged as a decreased yield on securities was substantially offset by an increased yield on loans and a change in earning asset mix. Accretion of acquired loans totaled $2.9 million during the first six months of 2015, compared to $0.5 million during the first six months of 2014. Low-yielding average overnight investments represented 3.3% of average earning assets during the six months ended June 30, 2015, compared to 6.1% during the respective 2014 period. The yield on average earning assets, which equaled 4.23% and 4.25% during the first and second quarters of 2015, respectively, remained relatively stable during the first half of 2015 as earning assets were shifted out of low-yielding securities and overnight funds into the higher-yielding loan portfolio, capitalizing on an opportunity presented by the merger with Firstbank. Average loans represented about 81% of average earning assets during the second quarter of 2015, up from approximately 80% during the first quarter of 2015.

Interest expense during the second quarter of 2015 was $2.6 million, a decrease of $0.3 million, or 10.5%, from the $2.9 million expensed during the second quarter of 2014. Interest expense during the first six months of 2015 was $5.4 million, a decrease of $0.1 million, or 1.7%, from the $5.5 million expensed during the first six months of 2014. The decrease in interest expense in the 2015 periods compared to the respective 2014 periods is attributable to a decrease in the weighted average cost of interest-bearing liabilities, which more than offset an increase in the volume of average interest-bearing liabilities. The decline in the weighted average cost of interest-bearing liabilities in the 2015 periods primarily reflects the absorption of Firstbank’s lower-costing interest-bearing liability base, maturing fixed-rate certificates of deposit being renewed at lower rates, replaced by lower-costing funds, or allowed to runoff during 2014 and the first six months of 2015, and the lowering of interest rates on certain deposit account categories during the first six months of 2015. The weighted average cost of interest-bearing liabilities, equaling 0.56% and 0.54% during the first and second quarters of 2015, respectively, remained relatively stable during the first half of 2015.

MERCANTILE BANK CORPORATION

Net interest income during the second quarter of 2015 was $25.1 million, an increase of $9.5 million, or 61.0%, from the $15.6 million earned during the second quarter of 2014. Net interest income during the first six months of 2015 was $49.9 million, an increase of $23.3 million, or 87.4%, from the $26.6 million earned during the first six months of 2014. The increase in net interest income in the 2015 periods compared to the respective 2014 periods was primarily due to an increase in earning assets; an increase in the net interest margin from 3.62% during the second quarter of 2014 to 3.83% during the current-year second quarter and 3.53% during the first six months of 2014 to 3.83% during the first six months of 2015, also contributed to the higher level of net interest income. The higher net interest margin in the 2015 periods reflects the reduction in the cost of funds, which decreased from 0.68% in the second quarter of 2014 to 0.40% in the current-year second quarter and 0.72% during the first six months of 2014 to 0.41% in the respective 2015 period, in large part due to the absorption of Firstbank’s lower-costing interest-bearing liability base. The net interest margin remained stable during the first half of 2015, reflecting the successful and ongoing strategy of funding a large portion of net loan growth with monies from the lower-yielding securities portfolio and other interest-earning assets. As expected, net interest income and the net interest margin were affected during the second quarter and first six months of 2015 by purchase accounting accretion and amortization entries associated with the fair value measurements recorded effective June 1, 2014. Purchase accounting entries related to deposits and FHLB advances, currently resulting in decreased interest expense, will no longer occur after July of 2015 in accordance with our fair value measurements at the time of the merger. The resulting increase in interest expense will negatively impact the net interest margin by approximately eight to ten basis points after July 31, 2015. We expect to partially mitigate this negative impact by continuing to reallocate the earning asset mix by investing excess lower-yielding overnight funds and cash flows from lower-yielding securities into higher-yielding loans.

The following table sets forth certain information relating to our consolidated average interest-earning assets and interest-bearing liabilities and reflects the average yield on assets and average cost of liabilities for the second quarter of 2015 and 2014. Such yields and costs are derived by dividing income or expense by the average daily balance of assets or liabilities, respectively, for the period presented. Tax-exempt securities interest income and yield have been computed on a tax equivalent basis using a marginal tax rate of 35%. Securities interest income was increased by $157,000 and $100,000 in the second quarter of 2015 and 2014, respectively, for this adjustment.

MERCANTILE BANK CORPORATION

	Quarters ended June 30,
	2015			2014
	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate
	(dollars in thousands)
ASSETS
Loans	$2,147,040	$25,587	4.78%	$1,377,986	$16,657	4.85%
Investment securities	404,311	2,169	2.15	267,273	1,867	2.79
Other interest-bearing assets	89,357	64	0.25	89,741	58	0.26
Total interest - earning assets	2,640,708	27,820	4.23	1,735,000	18,582	4.30

Allowance for loan losses	(19,165)			(21,138)
Other assets	243,884			168,756

Total assets	$2,865,427			$1,882,618

LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing deposits	$1,681,438	$1,775	0.42%	$1,169,862	$2,272	0.78%
Short-term borrowings	145,661	39	0.10	81,565	27	0.12
Federal Home Loan Bank advances	48,005	151	1.24	48,971	156	1.26
Other borrowings	58,329	657	4.46	46,410	474	4.04
Total interest-bearing liabilities	1,933,433	2,622	0.54	1,346,808	2,929	0.87

Noninterest-bearing deposits	591,500			318,632
Other liabilities	10,369			11,620
Shareholders’ equity	330,125			205,558

Total liabilities and shareholders’ equity	$2,865,427			$1,882,618

Net interest income		$25,198			$15,653

Net interest rate spread			3.69%			3.43%
Net interest spread on average assets			3.53%			3.33%
Net interest margin on earning assets			3.83%			3.62%

A negative loan loss provision expense of $0.6 million was recorded during the second quarter of 2015, compared to a negative provision expense of $0.7 million during the second quarter of 2014. A negative loan loss provision expense of $1.0 million was recorded during the first six months of 2015, compared to a negative provision expense of $2.6 million during the first six months of 2014. The negative provision expense reflects recoveries of previously charged-off loans, reversals of specific reserves, a reduced level of loan-rating downgrades, and ongoing loan-rating upgrades as the quality of the loan portfolio continued to improve. Continued progress in the stabilization of economic and real estate market conditions and resulting collateral valuations also positively impacted provision expense.

MERCANTILE BANK CORPORATION

Net loan charge-offs of $3.9 million were recorded during the second quarter of 2015, compared to net loan recoveries of $0.6 million during the prior-year second quarter. Net loan charge-offs of $2.5 million were recorded during the first six months of 2015, compared to net loan recoveries of $0.6 million during the same time period in 2014. Of the $4.4 million in gross loan charge-offs recorded during the second quarter of 2015, $4.2 million was related to one commercial loan relationship; the charge-off was less than the amount of the specific reserve that had been established against this commercial loan relationship in prior quarters. The allowance for originated loans, as a percentage of total originated loans, was 1.1% as of June 30, 2015, compared to 1.8% as of June 30, 2014. Our allowance for acquired loans totaled $0.8 million as of June 30, 2015.

Noninterest income during the second quarter of 2015 was $4.0 million, an increase of $1.7 million, or 75.7%, from the $2.3 million earned during the prior-year second quarter. Noninterest income during the first six months of 2015 was $7.7 million, an increase of $3.9 million, or 103.3%, from the $3.8 million earned during the same time period in 2014. Substantially all categories of fee income were higher in the current-year periods compared to the respective 2014 periods as a result of the merger, most notably mortgage banking income, credit and debit card income, and service charges on accounts. Compared to the first quarter of 2015, mortgage banking income increased approximately 45%, primarily reflecting a seasonal increase in purchase activity. During the first six months of 2015, additional interchange income on credit and debit cards in the amount of $0.2 million was recorded, reflecting a one-time change in the timing of receipt of such income.

Noninterest expense during the second quarter of 2015 was $20.4 million, an increase of $4.3 million, or 26.7%, from the $16.1 million expensed during the second quarter of 2014. Noninterest expense during the first six months of 2015 was $39.6 million, an increase of $14.3 million, or 56.7%, from the $25.3 million expensed during the same time period in 2014. The increase in noninterest expense in the 2015 periods compared to the respective 2014 periods was mainly attributable to higher costs necessary to operate the combined company, as second quarter and year-to-date 2014 results included only one month of costs operating as a combined company. During the second quarter and first six months of 2015, we recorded $0.3 million and $0.7 million, respectively, in costs related to an embezzlement committed by an employee at a branch location that was discovered through our internal audit procedures near the end of the first quarter of 2015. We do not expect to record any additional expense related to this situation; however, we expect to receive some payments from our insurance carrier in future periods, which will be recorded as reductions in noninterest expense. Core deposit intangible amortization expense totaled $0.8 million in the second quarter of 2015 and $1.6 million during the first six months of 2015, compared to $0.3 million in each of the respective 2014 periods. Merger-related costs of $3.5 million and $3.8 million were recorded during the second quarter of 2014 and the first six months of 2014, respectively.

During the second quarter of 2015, we recorded income before federal income tax of $9.3 million and a federal income tax expense of $2.8 million. During the second quarter of 2014, we recorded income before federal income tax of $2.5 million and a federal income tax expense of $1.0 million. Our effective tax rate was 29.6% in the second quarter of 2015, down from 39.0% in the prior-year second quarter. During the first six months of 2015, we recorded income before federal income tax of $19.0 million and a federal income tax expense of $5.8 million. During the first six months of 2014, we recorded income before federal income tax of $7.7 million and a federal income tax expense of $2.6 million. Our effective tax rate was 30.6% during the first six months of 2015, down from 34.2% during the respective 2014 period. The increase in federal income tax expense in the 2015 periods resulted from higher levels of income before federal income tax, which more than offset decreases in our effective tax rate. The elevated effective tax rates in the 2014 periods primarily resulted from the recording of nondeductible merger-related expenses.

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

MERCANTILE BANK CORPORATION

The following table depicts our GAP position as of June 30, 2015:

	Within	Three to		One to	After
	Three	Twelve		Five	Five
	Months	Months		Years	Years	Total
Assets:
Commercial loans (1)	$457,134,000	$193,343,000		$927,184,000	$204,426,000	$1,782,087,000
Residential real estate loans	35,210,000	14,912,000		139,840,000	141,437,000	331,399,000
Consumer loans	2,604,000	1,688,000		42,598,000	11,456,000	58,346,000
Securities (2)	11,488,000	25,697,000		203,432,000	140,396,000	381,013,000
Other interest-bearing assets	92,621,000	499,000		500,000	0	93,620,000
Allowance for loan losses	0	0		0	0	(16,561,000)
Other assets	0	0		0	0	246,040,000
Total assets	599,057,000	236,139,000		1,313,554,000	497,715,000	$2,875,944,000

Liabilities:
Interest-bearing checking	393,933,000	0		0	0	393,933,000
Savings deposits	347,292,000	0		0	0	347,292,000
Money market accounts	272,225,000	0		0	0	272,225,000
Time deposits under $100,000	27,791,000	67,632,000		75,523,000	0	170,946,000
Time deposits $100,000 & over	89,549,000	162,365,000		230,262,000	0	482,176,000
Short-term borrowings	152,081,000	0		0	0	152,081,000
Federal Home Loan Bank advances	0	0		48,000,000	0	48,000,000
Other borrowed money	58,518,000	0		0	0	58,518,000
Noninterest-bearing checking	0	0		0	0	612,222,000
Other liabilities	0	0		0	0	9,580,000
Total liabilities	1,341,389,000	229,997,000		353,785,000	0	2,546,973,000
Shareholders' equity	0	0		0	0	328,971,000
Total liabilities & shareholders' equity	1,341,389,000	229,997,000		353,785,000	0	$2,875,944,000

Net asset (liability) GAP	$(742,332,000)	$6,142,000		$959,769,000	$497,715,000

Cumulative GAP	$(742,332,000)	$(736,190,000)		$223,579,000	$721,294,000

Percent of cumulative GAP to total assets	(25.8% )	(25.6%	)	7.8%	25.1%

(1)	Floating rate loans that are currently at interest rate floors are treated as fixed rate loans and are reflected using maturity date and not repricing frequency.
(2)	Mortgage-backed securities are categorized by average life calculations based upon prepayment trends as of June 30, 2015.

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

We conducted multiple simulations as of June 30, 2015, in which it was assumed that changes in market interest rates occurred ranging from up 400 basis points to down 400 basis points in equal quarterly instalments over the next twelve months. The following table reflects the suggested impact on net interest income over the next twelve months in comparison to estimated net interest income based on our balance sheet structure, including the balances and interest rates associated with our specific loans, securities, deposits and borrowed funds, as of June 30, 2015. The resulting estimates are well within our policy parameters established to manage and monitor interest rate risk.

	Dollar Change	Percent Change
	In Net	In Net
Interest Rate Scenario	Interest Income	Interest Income

Interest rates down 400 basis points	$(8,650,000)	(9.2% )
Interest rates down 300 basis points	(7,730,000)	(8.2)
Interest rates down 200 basis points	(6,520,000)	(6.9)
Interest rates down 100 basis points	(4,270,000)	(4.5)
No change in interest rates	30,000	<0.1
Interest rates up 100 basis points	1,480,000	1.6
Interest rates up 200 basis points	2,780,000	3.0
Interest rates up 300 basis points	3,890,000	4.1
Interest rates up 400 basis points	4,660,000	5.0

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

MERCANTILE BANK CORPORATION

Item 4. Controls and Procedures

As of June 30, 2015, an evaluation was performed under the supervision of and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of June 30, 2015.

There have been no changes in our internal control over financial reporting during the quarter ended June 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

We made no unregistered sales of equity securities during the quarter ended June 30, 2015.

Issuer Purchases of Equity Securities

As previously reported, on January 30, 2015, our Board of Directors authorized a new program to repurchase up to $20.0 million of our common stock from time to time in open market transactions at prevailing market prices or by other means in accordance with applicable regulations. During the second quarter of 2015, we repurchased shares of common stock as follows:

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares or Approximate Dollar Value that May Yet Be Purchased Under the Plans or Programs
April 1 – 30	4,982	$20.30	4,982	$17,914,900
May 1 – 31	289,053	19.80	289,053	12,191,700
June 1 – 30	65,044	19.99	65,044	10,891,500
Total	359,079	$19.84	359,079	$10,891,500

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

101

The following financial information from Mercantile’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Income, (iii) the Condensed Consolidated Statements of Comprehensive Income, (iv) the Condensed Consolidated Statements of Changes in Shareholders’ Equity, (v) the Condensed Consolidated Statements of Cash Flows, and (vi) the Notes to Condensed Consolidated Financial Statements

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 7, 2015.

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

101

The following financial information from Mercantile’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Income, (iii) the Condensed Consolidated Statements of Comprehensive Income, (iv) the Condensed Consolidated Statements of Changes in Shareholders’ Equity, (v) the Condensed Consolidated Statements of Cash Flows, and (vi) the Notes to Condensed Consolidated Financial Statements