Form 10-Q
period 2015-09-30
MERCANTILE BANK CORP
filed 2015-11-06
CIK 1042729

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

Large accelerated filer	Accelerated filer X
Non-accelerated filer	Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes             No    X

At November 6, 2015, there were 16,265,996 shares of common stock outstanding.

MERCANTILE BANK CORPORATION

MERCANTILE BANK CORPORATION

PART I --- FINANCIAL INFORMATION

Item 1. Financial Statements

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30,	December 31,
	2015	2014

ASSETS
Cash and due from banks	$43,743,000	$43,754,000
Interest-bearing deposits	49,952,000	117,777,000
Federal funds sold	10,154,000	11,207,000
Total cash and cash equivalents	103,849,000	172,738,000

Securities available for sale	367,173,000	432,912,000
Federal Home Loan Bank stock	7,567,000	13,699,000

Loans	2,217,388,000	2,089,277,000
Allowance for loan losses	(16,119,000)	(20,041,000)
Loans, net	2,201,269,000	2,069,236,000

Premises and equipment, net	47,509,000	48,812,000
Bank owned life insurance	58,680,000	57,861,000
Goodwill	49,473,000	49,473,000
Core deposit intangible	13,346,000	15,624,000
Other assets	32,511,000	33,024,000

Total assets	$2,881,377,000	$2,893,379,000

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits
Noninterest-bearing	$619,125,000	$558,738,000
Interest-bearing	1,635,004,000	1,718,177,000
Total deposits	2,254,129,000	2,276,915,000

Securities sold under agreements to repurchase	158,149,000	167,569,000
Federal Home Loan Bank advances	68,000,000	54,022,000
Subordinated debentures	54,983,000	54,472,000
Accrued interest and other liabilities	17,296,000	12,263,000
Total liabilities	2,552,557,000	2,565,241,000

Shareholders' equity
Preferred stock, no par value; 1,000,000 shares authorized; none issued	0	0
Common stock, no par value; 40,000,000 shares authorized; 16,279,234 shares outstanding at September 30, 2015 and 16,976,839 shares outstanding at December 31, 2014	304,378,000	317,904,000
Retained earnings	23,673,000	10,218,000
Accumulated other comprehensive income	769,000	16,000
Total shareholders’ equity	328,820,000	328,138,000

Total liabilities and shareholders’ equity	$2,881,377,000	$2,893,379,000

See accompanying notes to condensed consolidated financial statements.

1.

MERCANTILE BANK CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	Sept 30, 2015	Sept 30, 2014	Sept 30, 2015	Sept 30, 2014

Interest income
Loans, including fees	$26,565,000	$26,323,000	$77,463,000	$55,079,000
Securities, taxable	1,382,000	1,992,000	4,556,000	4,619,000
Securities, tax-exempt	512,000	553,000	1,572,000	1,110,000
Other interest-earning assets	42,000	32,000	161,000	163,000
Total interest income	28,501,000	28,900,000	83,752,000	60,971,000

Interest expense
Deposits	1,969,000	1,971,000	5,642,000	6,279,000
Short-term borrowings	39,000	34,000	116,000	83,000
Federal Home Loan Bank advances	203,000	166,000	506,000	472,000
Other borrowings	665,000	740,000	1,973,000	1,532,000
Total interest expense	2,876,000	2,911,000	8,237,000	8,366,000

Net interest income	25,625,000	25,989,000	75,515,000	52,605,000

Provision for loan losses	(500,000)	(400,000)	(1,500,000)	(3,000,000)

Net interest income after provision for loan losses	26,125,000	26,389,000	77,015,000	55,605,000

Noninterest income
Services charges on accounts	862,000	862,000	2,444,000	1,749,000
Credit and debit card income	1,005,000	782,000	3,296,000	1,629,000
Mortgage banking activities	1,073,000	569,000	2,784,000	981,000
Earnings on bank owned life insurance	272,000	299,000	820,000	880,000
Other income	1,065,000	387,000	2,648,000	1,456,000
Total noninterest income	4,277,000	2,899,000	11,992,000	6,695,000

Noninterest expense
Salaries and benefits	10,745,000	10,685,000	31,903,000	23,393,000
Occupancy	1,526,000	1,515,000	4,578,000	3,141,000
Furniture and equipment	569,000	560,000	1,788,000	1,175,000
Data processing costs	1,958,000	1,585,000	5,599,000	3,606,000
FDIC insurance costs	355,000	331,000	1,315,000	733,000
Merger-related costs	0	1,250,000	0	5,081,000
Other expense	4,540,000	4,815,000	14,101,000	8,885,000
Total noninterest expenses	19,693,000	20,741,000	59,284,000	46,014,000

Income before federal income tax expense	10,709,000	8,547,000	29,723,000	16,286,000

Federal income tax expense	3,373,000	2,600,000	9,183,000	5,248,000

Net income	$7,336,000	$5,947,000	$20,540,000	$11,038,000

Basic earnings per share	$0.45	$0.35	$1.23	$0.89
Diluted earnings per share	$0.45	$0.35	$1.23	$0.89
Cash dividends per share	$0.15	$0.12	$0.43	$2.36

Average basic shares outstanding	16,425,933	16,852,050	16,708,444	12,362,316
Average diluted shares outstanding	16,461,794	16,926,249	16,743,625	12,399,009

See accompanying notes to condensed consolidated financial statements.

2.

MERCANTILE BANK CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	Sept 30, 2015	Sept 30, 2014	Sept 30, 2015	Sept 30, 2014

Net income	$7,336,000	$5,947,000	$20,540,000	$11,038,000

Other comprehensive income (loss):
Unrealized holding gains (losses) on securities available for sale	1,230,000	712,000	1,395,000	4,861,000
Fair value of interest rate swap	(153,000)	255,000	(279,000)	128,000
	1,077,000	967,000	1,116,000	4,989,000

Tax effect of unrealized holding gains (losses) on securities available for sale	(431,000)	(220,000)	(461,000)	(1,701,000)
Tax effect of fair value of interest rate swap	53,000	(90,000)	98,000	(44,000)
	(378,000)	(310,000)	(363,000)	(1,745,000)

Other comprehensive income, net of tax	699,000	657,000	753,000	3,244,000

Comprehensive income	$8,035,000	$6,604,000	$21,293,000	$14,282,000

See accompanying notes to condensed consolidated financial statements.

3.

MERCANTILE BANK CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF

CHANGES IN SHAREHOLDERS’ EQUITY

(Unaudited)

				Accumulated
				Other	Total
($in thousands)	Preferred	Common	Retained	Comprehensive	Shareholders’
	Stock	Stock	Earnings	Income	Equity

Balances, January 1, 2015	$0	$317,904	$10,218	$16	$328,138

Employee stock purchase plan (1,610 shares)		33			33

Dividend reinvestment plan (22,248 shares)		456			456

Stock option exercises (27,375 shares)		281			281

Stock grants to directors for retainer fees (20,094 shares)		402			402

Stock-based compensation expense		525			525

Share repurchase program (765,260 shares)		(15,223)			(15,223)

Cash dividends ($0.43 per common share)			(7,085)		(7,085)

Net income for the nine months ended September 30, 2015			20,540		20,540

Change in net unrealized holding gain on securities available for sale, net of tax effect				934	934

Change in fair value of interest rate swap, net of tax effect				(181)	(181)

Balances, September 30, 2015	$0	$304,378	$23,673	$769	$328,820

See accompanying notes to condensed consolidated financial statements.

4.

MERCANTILE BANK CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF

CHANGES IN SHAREHOLDERS’ EQUITY (Continued)

(Unaudited)

				Accumulated
			Retained	Other	Total
($in thousands)	Preferred	Common	Earnings	Comprehensive	Shareholders’
	Stock	Stock	(Deficit)	Income (Loss)	Equity

Balances, January 1, 2014	$0	$162,999	$(4,101)	$(5,573)	$153,325

Employee stock purchase plan (523 shares)		10			10

Dividend reinvestment plan (4,695 shares)		90			90

Stock option exercises (24,110 shares)		229			229

Stock grants to directors for retainer fees (7,375 shares)		155			155

Stock-based compensation expense		364			364

Cash dividends ($2.36 per common share)		(21,447)	(989)		(22,436)

Common stock issued in connection with Firstbank merger (8,087,272 shares)		173,310			173,310

Stock options issued to replace existing Firstbank options at merger date		1,664			1,664

Net income for the nine months ended September 30, 2014			11,038		11,038

Change in net unrealized holding gain on securities available for sale, net of tax effect				3,160	3,160

Change in fair value of interest rate swap, net of tax effect				84	84

Balances, September 30, 2014	$0	$317,374	$5,948	$(2,329)	$320,993

See accompanying notes to condensed consolidated financial statements.

5.

MERCANTILE BANK CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months	Nine Months
	Ended	Ended
	Sept 30, 2015	Sept 30, 2014
Cash flows from operating activities
Net income	$20,540,000	$11,038,000
Adjustments to reconcile net income to net cash from operating activities
Depreciation and amortization	8,596,000	4,734,000
Accretion of acquired loans	(4,264,000)	(1,687,000)
Provision for loan losses	(1,500,000)	(3,000,000)
Stock-based compensation expense	525,000	364,000
Stock grants to directors for retainer fee	402,000	155,000
Proceeds from sales of mortgage loans held for sale	94,608,000	41,246,000
Origination of mortgage loans held for sale	(92,260,000)	(40,481,000)
Net gain from sales of mortgage loans held for sale	(2,831,000)	(935,000)
Net gain from sales and valuation write-down of foreclosed assets	(104,000)	(721,000)
Net gain from sales of fixed assets	(22,000)	0
Net gain from sales of available for sale securities	(5,000)	0
Earnings on bank owned life insurance	(820,000)	(880,000)
Net change in:
Accrued interest receivable	(321,000)	(269,000)
Other assets	(1,731,000)	184,000
Accrued interest and other liabilities	4,754,000	(1,261,000)
Net cash from operating activities	25,567,000	8,487,000

Cash flows from investing activities
Cash received in merger	0	91,806,000
Loan originations and payments, net	(127,390,000)	(70,034,000)
Purchases of securities available for sale	(8,266,000)	(14,379,000)
Proceeds from maturities, calls and repayments of securities available for sale	72,277,000	46,445,000
Proceeds from sales of securities available for sale	665,000	0
Proceeds from sales of foreclosed assets	1,431,000	3,184,000
Proceeds from FHLB stock redemption	6,132,000	0
Purchases of premises and equipment	(932,000)	(1,167,000)
Net cash from (for) investing activities	(56,083,000)	55,855,000

Cash flows from financing activities
Net decrease in time deposits	(118,950,000)	(40,963,000)
Net increase (decrease) in all other deposits	97,535,000	(35,065,000)
Net increase (decrease) in securities sold under agreements to repurchase	(9,420,000)	19,080,000
Proceeds from Federal Home Loan Bank advances	20,000,000	0
Maturities of Federal Home Loan Bank advances	(6,000,000)	0
Proceeds from stock option exercises	281,000	229,000
Employee stock purchase plan	33,000	10,000
Dividend reinvestment plan	456,000	90,000
Repurchase of common stock shares	(15,223,000)	0
Payment of cash dividends to common shareholders	(7,085,000)	(22,436,000)
Net cash for financing activities	(38,373,000)	(79,055,000)

See accompanying notes to condensed consolidated financial statements.

6.

MERCANTILE BANK CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(Unaudited)

	Nine Months	Nine Months
	Ended	Ended
	Sept 30, 2015	Sept 30, 2014

Net change in cash and cash equivalents	(68,889,000)	(14,713,000)
Cash and cash equivalents at beginning of period	172,738,000	146,965,000
Cash and cash equivalents at end of period	$103,849,000	$132,252,000

Supplemental disclosures of cash flows information
Cash paid during the period for:
Interest	$8,625,000	$8,574,000
Federal income tax	5,700,000	1,575,000
Noncash financing and investing activities:
Transfers from loans to foreclosed assets	1,604,000	1,084,000

See accompanying notes to condensed consolidated financial statements.

7.

MERCANTILE BANK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.     SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation: The unaudited financial statements for the nine months ended September 30, 2015 include the consolidated results of operations of Mercantile Bank Corporation and its consolidated subsidiaries. These subsidiaries include Mercantile Bank of Michigan (“our bank”) and our bank’s two subsidiaries, Mercantile Bank Real Estate Co., LLC (“our real estate company”) and Mercantile Insurance Center, Inc. (“our insurance center”). These consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and Item 303(b) of Regulation S-K and do not include all disclosures required by accounting principles generally accepted in the United States of America for a complete presentation of our financial condition and results of operations. In the opinion of management, the information reflects all adjustments (consisting only of normal recurring adjustments) which are necessary in order to make the financial statements not misleading and for a fair presentation of the results of operations for such periods. The results for the period ended September 30, 2015 should not be considered as indicative of results for a full year. For further information, refer to the consolidated financial statements and footnotes included in our annual report on Form 10-K for the year ended December 31, 2014.

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

Approximately 98,000 unvested restricted shares were included in determining both basic and diluted earnings per share for the three and nine months ended September 30, 2015. In addition, stock options for approximately 106,000 shares of common stock were included in determining diluted earnings per share for the three and nine months ended September 30, 2015. Stock options for approximately 103,000 shares of common stock were antidilutive and not included in determining diluted earnings per share for the three and nine months ended September 30, 2015.

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

MERCANTILE BANK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.     SIGNIFICANT ACCOUNTING POLICIES (Continued)

Loans Held for Sale: Mortgage loans originated and intended for sale in the secondary market are carried at the lower of aggregate cost or market, as determined by outstanding commitments from investors. Net unrealized losses, if any, are recorded as a valuation allowance and charged to earnings. As of September 30, 2015 and December 31, 2014, we determined that the fair value of our mortgage loans held for sale approximated the recorded cost of $2.1 million and $1.6 million, respectively. Loans held for sale are reported as part of our total loans on the balance sheet.

Mortgage loans held for sale are generally sold with servicing rights retained. Gains and losses on sales of mortgage loans are based on the difference between the selling price and the carrying value of the related loan sold, which is reduced by the cost allocated to the servicing right. We generally lock in the sale price to the purchaser of the loan at the same time we make a rate commitment to the borrower. These mortgage banking activities are not designated as hedges and are carried at fair value. The net gain or loss on mortgage banking derivatives is included in the gain on sale of loans. Mortgage loans serviced for others totaled approximately $603 million as of September 30, 2015.

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

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers. This ASU establishes a comprehensive revenue recognition standard for virtually all industries under U.S. GAAP, including those that previously followed industry-specific guidance such as the real estate, construction and software industries. The revenue standard’s core principle is built on the contract between a vendor and a customer for the provision of goods and services. It attempts to depict the exchange of rights and obligations between the parties in the pattern of revenue recognition based on the consideration to which the vendor is entitled. To accomplish this objective, the standard requires five basic steps: i) identify the contract with the customer, (ii) identify the performance obligations in the contract, (iii) determine the transaction price, (iv) allocate the transaction price to the performance obligations in the contract, and (v) recognize revenue when (or as) the entity satisfies a performance obligation. This ASU is effective for annual and interim periods beginning after December 15, 2016 with three transition methods available – full retrospective, retrospective and cumulative effect approach. In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers – Deferral of Effective Date, which delays the implementation of this guidance by one year. Adoption of this ASU is not expected to have a material effect on our financial position or results of operations.

In June 2014, the FASB issued ASU 2014-11, Repurchase-to-Maturity Transactions, Repurchase Financings, and Disclosures. This ASU requires two accounting changes. First, repurchase-to-maturity transactions will be accounted for as secured borrowing transactions on the balance sheet, rather than sales. Second, for repurchase financing arrangements, the ASU requires separate accounting for a transfer of a financial asset executed contemporaneously with (or in contemplation of) a repurchase agreement with the same counterparty, which also will generally result in secured borrowing accounting for the repurchase agreement. The ASU also introduces new disclosures to increase transparency about the types of collateral pledged for repurchase agreements, securities lending transactions, and repurchase-to-maturity transactions that are accounted for as secured borrowings. The ASU also requires a transferor to disclose information about transactions accounted for as a sale in which the transferor retains substantially all of the exposure to the economic return on the transferred financial assets through an agreement with the transferee. The accounting changes and disclosure for certain transactions accounted for as a sale are effective for the first interim or annual period beginning after December 15, 2014. The disclosure for transactions accounted for as secured borrowings is required for annual periods beginning after December 15, 2014, and for interim periods beginning after March 15, 2015. The required disclosures under the ASU are included in Note 6. Adoption of this ASU did not have a material effect on our financial position or results of operations.

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

2.     SECURITIES

The amortized cost and fair value of available for sale securities and the related pre-tax gross unrealized gains and losses recognized in accumulated other comprehensive income are as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
September 30, 2015
U.S. Government agency debt obligations	$159,411,000	$1,939,000	$(1,957,000)	$159,393,000
Mortgage-backed securities	72,211,000	904,000	(151,000)	72,964,000
Municipal general obligation bonds	122,724,000	1,118,000	(234,000)	123,608,000
Municipal revenue bonds	9,163,000	88,000	(1,000)	9,250,000
Other investments	1,947,000	11,000	0	1,958,000

	$365,456,000	$4,060,000	$(2,343,000)	$367,173,000

December 31, 2014
U.S. Government agency debt obligations	$194,894,000	$1,612,000	$(3,038,000)	$193,468,000
Mortgage-backed securities	92,656,000	1,123,000	(218,000)	93,561,000
Municipal general obligation bonds	132,347,000	1,042,000	(307,000)	133,082,000
Municipal revenue bonds	10,769,000	117,000	(13,000)	10,873,000
Other investments	1,925,000	3,000	0	1,928,000

	$432,591,000	$3,897,000	$(3,576,000)	$432,912,000

(Continued)

14.

MERCANTILE BANK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

2.     SECURITIES (Continued)

Securities with unrealized losses at September 30, 2015 and December 31, 2014, aggregated by investment category and length of time that individual securities have been in a continuous loss position, are as follows:

	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss
September 30, 2015
U.S. Government agency debt obligations	$0	$0	$70,896,000	$1,957,000	$70,896,000	$1,957,000
Mortgage-backed securities	6,831,000	37,000	19,943,000	114,000	26,774,000	151,000
Municipal general obligation bonds	10,994,000	90,000	5,064,000	144,000	16,058,000	234,000
Municipal revenue bonds	0	0	807,000	1,000	807,000	1,000
Other investments	0	0	0	0	0	0

	$17,825,000	$127,000	$96,710,000	$2,216,000	$114,535,000	$2,343,000

	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss
December 31, 2014
U.S. Government agency debt obligations	$81,891,000	$202,000	$74,120,000	$2,836,000	$156,011,000	$3,038,000
Mortgage-backed securities	49,940,000	218,000	0	0	49,940,000	218,000
Municipal general obligation bonds	54,104,000	307,000	0	0	54,104,000	307,000
Municipal revenue bonds	4,644,000	13,000	0	0	4,644,000	13,000
Other investments	0	0	0	0	0	0

	$190,579,000	$740,000	$74,120,000	$2,836,000	$264,699,000	$3,576,000

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

At September 30, 2015, 161 debt securities with fair values totaling $114.5 million have unrealized losses aggregating $2.3 million. After we considered whether the securities were issued by the federal government or its agencies and whether downgrades by bond rating agencies had occurred, we determined that unrealized losses were due to changing interest rate environments. As we do not intend to sell our debt securities before recovery of their cost basis and we believe it is more likely than not that we will not be required to sell our debt securities before recovery of the cost basis, no unrealized losses are deemed to be other-than-temporary.

The amortized cost and fair value of debt securities at September 30, 2015, by maturity, are shown in the following table. The contractual maturity is utilized for U.S. Government agency debt obligations and municipal bonds. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity date, primarily mortgage-backed securities, are shown separately. Weighted average yields are also reflected, with yields for municipal securities shown at their tax equivalent yield.

	Weighted
	Average	Amortized	Fair
	Yield	Cost	Value

Due in 2015	2.12%	$8,409,000	$8,471,000
Due in 2016 through 2020	1.42	150,774,000	151,190,000
Due in 2021 through 2025	3.09	57,813,000	58,359,000
Due in 2026 and beyond	3.56	74,302,000	74,231,000
Mortgage-backed securities	1.69	72,211,000	72,964,000
Other investments	2.53	1,947,000	1,958,000

	2.21%	$365,456,000	$367,173,000

Securities issued by the State of Michigan and all its political subdivisions had a combined amortized cost of $106.0 million and $113.1 million at September 30, 2015 and December 31, 2014, respectively, with estimated market values of $106.9 million and $113.9 million, respectively. Securities issued by all other states and their political subdivisions had a combined amortized cost of $25.9 million and $30.0 million at September 30, 2015 and December 31, 2014, respectively, with estimated market values of $26.0 million and $30.0 million, respectively. Total securities of any other specific issuer, other than the U.S. Government and its agencies and the State of Michigan and all its political subdivisions, did not exceed 10% of shareholders’ equity.

(Continued)

16.

MERCANTILE BANK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

2.     SECURITIES (Continued)

The carrying value of U.S. Government agency debt obligations and mortgage-backed securities that are pledged to secure repurchase agreements was $158.1 million and $167.6 million at September 30, 2015, and December 31, 2014, respectively. Investments in Federal Home Loan Bank stock are restricted and may only be resold or redeemed by the issuer.

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

Acquired loans are those purchased in the Firstbank merger. These loans were recorded at estimated fair value at the Merger Date with no carryover of the related allowance. The acquired loans were segregated between those considered to be performing (“acquired non-impaired loans”) and those with evidence of credit deterioration (“acquired impaired loans”). Acquired loans are considered impaired if there is evidence of credit deterioration and if it is probable, at acquisition, all contractually required payments will not be collected. Acquired loans restructured after acquisition are not considered or reported as troubled debt restructurings if the loans evidenced credit deterioration as of the Merger Date and are accounted for in pools.

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

MERCANTILE BANK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

3.     LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

Our total loans at September 30, 2015 were $2.22 billion compared to $2.09 billion at December 31, 2014, an increase of $128 million, or 6.1%. The components of our loan portfolio disaggregated by class of loan within the loan portfolio segments at September 30, 2015 and December 31, 2014, and the percentage change in loans from the end of 2014 to the end of the third quarter of 2015, are as follows:

					Percent
	September 30, 2015		December 31, 2014		Increase
	Balance	%	Balance	%	(Decrease)
Originated loans
Commercial:
Commercial and industrial	$522,346,000	34.4%	$384,570,000	30.8%	35.8%
Vacant land, land development, and residential construction	30,958,000	2.0	29,826,000	2.4	3.8
Real estate – owner occupied	306,539,000	20.2	291,758,000	23.4	5.1
Real estate – non-owner occupied	505,715,000	33.3	410,977,000	33.0	23.1
Real estate – multi-family and residential rental	36,762,000	2.4	36,058,000	2.9	2.0
Total commercial	1,402,320,000	92.3	1,153,189,000	92.5	21.6

Retail:
Home equity and other	65,671,000	4.3	50,059,000	4.0	31.2
1-4 family mortgages	51,719,000	3.4	42,868,000	3.5	20.6
Total retail	117,390,000	7.7	92,927,000	7.5	26.3

Total originated loans	$1,519,710,000	100.0%	$1,246,116,000	100.0%	22.0%

(Continued)

19.

MERCANTILE BANK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

3.     LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

					Percent
	September 30, 2015		December 31, 2014		Increase
	Balance	%	Balance	%	(Decrease)
Acquired loans
Commercial:
Commercial and industrial	$120,772,000	17.3%	$166,037,000	19.7	(27.3% )
Vacant land, land development, and residential construction	16,776,000	2.4	22,148,000	2.6	(24.3)
Real estate – owner occupied	120,477,000	17.3	138,630,000	16.4	(13.1)
Real estate – non-owner occupied	130,512,000	18.7	148,597,000	17.6	(12.2)
Real estate – multi-family and residential rental	86,763,000	12.4	86,702,000	10.3	0.1
Total commercial	475,300,000	68.1	562,114,000	66.6	(15.4)

Retail:
Home equity and other	81,094,000	11.6	109,219,000	13.0	(25.8)
1-4 family mortgages	141,284,000	20.3	171,828,000	20.4	(17.8)
Total retail	222,378,000	31.9	281,047,000	33.4	(20.9)

Total acquired loans	$697,678,000	100.0%	$843,161,000	100.0%	(17.3% )

					Percent
	September 30, 2015		December 31, 2014		Increase
	Balance	%	Balance	%	(Decrease)
Total loans
Commercial:
Commercial and industrial	$643,118,000	29.0%	$550,607,000	26.4%	16.8%
Vacant land, land development, and residential construction	47,734,000	2.2	51,974,000	2.5	(8.2)
Real estate – owner occupied	427,016,000	19.3	430,388,000	20.5	(0.8)
Real estate – non-owner occupied	636,227,000	28.6	559,574,000	26.8	13.7
Real estate – multi-family and residential rental	123,525,000	5.6	122,760,000	5.9	0.6
Total commercial	1,877,620,000	84.7	1,715,303,000	82.1	9.5

Retail:
Home equity and other	146,765,000	6.6	159,278,000	7.6	(7.9)
1-4 family mortgages	193,003,000	8.7	214,696,000	10.3	(10.1)
Total retail	339,768,000	15.3	373,974,000	17.9	(9.1)

Total loans	$2,217,388,000	100.0%	$2,089,277,000	100.0%	6.1%

(Continued)

20.

MERCANTILE BANK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

3.     LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

The total outstanding balance and carrying value of acquired impaired loans was $25.9 million and $14.1 million, respectively, as of September 30, 2015. Changes in the accretable yield for acquired impaired loans for the three and nine months ended September 30, 2015 were as follows:

Balance at June 30, 2015	$5,115,000
Additions	16,000
Accretion income	(653,000)
Net reclassification from nonaccretable to accretable	1,520,000
Reductions (1)	(548,000)

Ending balance	$5,450,000

Balance at December 31, 2014	$4,998,000
Additions	16,000
Accretion income	(1,980,000)
Net reclassification from nonaccretable to accretable	3,166,000
Reductions (1)	(750,000)

Ending balance	$5,450,000

(1) Reductions primarily reflect the result of exit events, including loan payoffs and charge-offs.

Nonperforming originated loans as of September 30, 2015 and December 31, 2014 were as follows:

	September 30,	December 31,
	2015	2014

Loans past due 90 days or more still accruing interest	$0	$0
Nonaccrual loans	2,590,000	26,048,000

Total nonperforming originated loans	$2,590,000	$26,048,000

Nonperforming acquired loans as of September 30, 2015 and December 31, 2014 were as follows:

	September 30,	December 31,
	2015	2014

Loans past due 90 days or more still accruing interest	$43,000	$26,000
Nonaccrual loans	5,581,000	3,358,000

Total nonperforming acquired loans	$5,624,000	$3,384,000

(Continued)

21.

MERCANTILE BANK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

3.     LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

The recorded principal balance of nonperforming loans was as follows:

	September 30,	December 31,
	2015	2014
Commercial:
Commercial and industrial	$671,000	$6,478,000
Vacant land, land development, and residential construction	170,000	209,000
Real estate – owner occupied	2,262,000	18,062,000
Real estate – non-owner occupied	79,000	378,000
Real estate – multi-family and residential rental	2,465,000	106,000
Total commercial	5,647,000	25,233,000

Retail:
Home equity and other	749,000	800,000
1-4 family mortgages	1,818,000	3,399,000
Total retail	2,567,000	4,199,000

Total nonperforming loans	$8,214,000	$29,432,000

Acquired impaired loans are not reported as nonperforming loans based on acquired impaired loan accounting. Acquired non-impaired loans are placed on nonaccrual status and reported as nonperforming or past due using the same criteria applied to the originated loan portfolio.

(Continued)

22.

MERCANTILE BANK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

3.     LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

An age analysis of past due loans is as follows as of September 30, 2015:

	30 – 59	60 – 89	Greater Than 89				Recorded Balance > 89
	Days	Days	Days	Total		Total	Days and
	Past Due	Past Due	Past Due	Past Due	Current	Loans	Accruing
Originated loans
Commercial:
Commercial and industrial	$28,000	$0	$0	$28,000	$522,318,000	$522,346,000	$0
Vacant land, land development, and residential construction	0	0	0	0	30,958,000	30,958,000	0
Real estate – owner occupied	0	0	13,000	13,000	306,526,000	306,539,000	0
Real estate – non-owner occupied	0	0	0	0	505,715,000	505,715,000	0
Real estate – multi-family and residential rental	0	0	0	0	36,762,000	36,762,000	0
Total commercial	28,000	0	13,000	41,000	1,402,279,000	1,402,320,000	0

Retail:
Home equity and other	33,000	21,000	4,000	58,000	65,613,000	65,671,000	0
1-4 family mortgages	115,000	67,000	296,000	478,000	51,241,000	51,719,000	0
Total retail	148,000	88,000	300,000	536,000	116,854,000	117,390,000	0

Total past due loans	$176,000	$88,000	$313,000	$577,000	$1,519,133,000	$1,519,710,000	$0

(Continued)

23.

MERCANTILE BANK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

3.     LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

	30 – 59	60 – 89	Greater Than 89				Recorded Balance > 89
	Days	Days	Days	Total		Total	Days and
	Past Due	Past Due	Past Due	Past Due	Current	Loans	Accruing
Acquired loans
Commercial:
Commercial and industrial	$385,000	$0	$574,000	$959,000	$119,813,000	$120,772,000	$0
Vacant land, land development, and residential construction	257,000	0	0	257,000	16,519,000	16,776,000	0
Real estate – owner occupied	1,078,000	93,000	802,000	1,973,000	118,504,000	120,477,000	0
Real estate – non-owner occupied	0	0	80,000	80,000	130,432,000	130,512,000	0
Real estate – multi-family and residential rental	173,000	0	2,447,000	2,620,000	84,143,000	86,763,000	0
Total commercial	1,893,000	93,000	3,903,000	5,889,000	469,411,000	475,300,000	0

Retail:
Home equity and other	340,000	68,000	135,000	543,000	80,551,000	81,094,000	0
1-4 family mortgages	548,000	323,000	494,000	1,365,000	139,919,000	141,284,000	0
Total retail	888,000	391,000	629,000	1,908,000	220,470,000	222,378,000	0

Total past due loans	$2,781,000	$484,000	$4,532,000	$7,797,000	$689,881,000	$697,678,000	$0

(Continued)

24.

MERCANTILE BANK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

3.     LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

An age analysis of past due loans is as follows as of December 31, 2014:

	30 – 59	60 – 89	Greater Than 89				Recorded Balance > 89
	Days	Days	Days	Total		Total	Days and
	Past Due	Past Due	Past Due	Past Due	Current	Loans	Accruing
Originated loans
Commercial:
Commercial and industrial	$0	$0	$0	$0	$384,570,000	$384,570,000	$0
Vacant land, land development, and residential construction	0	0	0	0	29,826,000	29,826,000	0
Real estate – owner occupied	0	0	120,000	120,000	291,638,000	291,758,000	0
Real estate – non-owner occupied	0	0	116,000	116,000	410,861,000	410,977,000	0
Real estate – multi-family and residential rental	0	0	0	0	36,058,000	36,058,000	0
Total commercial	0	0	236,000	236,000	1,152,953,000	1,153,189,000	0

Retail:
Home equity and other	38,000	3,000	0	41,000	50,018,000	50,059,000	0
1-4 family mortgages	0	0	366,000	366,000	42,502,000	42,868,000	0
Total retail	38,000	3,000	366,000	407,000	92,520,000	92,927,000	0

Total past due loans	$38,000	$3,000	$602,000	$643,000	$1,245,473,000	$1,246,116,000	$0

(Continued)

25.

MERCANTILE BANK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

3.     LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

	30 – 59	60 – 89	Greater Than 89				Recorded Balance > 89
	Days	Days	Days	Total		Total	Days and
	Past Due	Past Due	Past Due	Past Due	Current	Loans	Accruing
Acquired Loans
Commercial:
Commercial and industrial	$29,000	$32,000	$76,000	$137,000	$165,900,000	$166,037,000	$0
Vacant land, land development, and residential construction	0	38,000	0	38,000	22,110,000	22,148,000	0
Real estate – owner occupied	51,000	425,000	1,625,000	2,101,000	136,529,000	138,630,000	0
Real estate – non-owner occupied	68,000	598,000	395,000	1,061,000	147,536,000	148,597,000	0
Real estate – multi-family and residential rental	37,000	0	105,000	142,000	86,560,000	86,702,000	0
Total commercial	185,000	1,093,000	2,201,000	3,479,000	558,635,000	562,114,000	0

Retail:
Home equity and other	445,000	419,000	155,000	1,019,000	108,200,000	109,219,000	26,000
1-4 family mortgages	1,087,000	408,000	750,000	2,245,000	169,583,000	171,828,000	0
Total retail	1,532,000	827,000	905,000	3,264,000	277,783,000	281,047,000	26,000

Total past due loans	$1,717,000	$1,920,000	$3,106,000	$6,743,000	$836,418,000	$843,161,000	$26,000

(Continued)

26.

MERCANTILE BANK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

3.     LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

Impaired originated loans as of September 30, 2015, and average originated impaired loans for the three and nine months ended September 30, 2015, were as follows:

				Third Quarter	Year-To-Date
	Unpaid			Average	Average
	Contractual	Recorded		Recorded	Recorded
	Principal	Principal	Related	Principal	Principal
	Balance	Balance	Allowance	Balance	Balance

With no related allowance recorded
Commercial:
Commercial and industrial	$1,893,000	$1,893,000		$1,908,000	$1,729,000
Vacant land, land development and residential construction	0	0		0	101,000
Real estate – owner occupied	302,000	103,000		113,000	1,032,000
Real estate – non-owner occupied	5,733,000	5,733,000		5,747,000	3,204,000
Real estate – multi-family and residential rental	0	0		151,000	232,000
Total commercial	7,928,000	7,729,000		7,919,000	6,298,000
Retail:
Home equity and other	214,000	190,000		189,000	190,000
1-4 family mortgages	1,399,000	735,000		716,000	631,000
Total retail	1,613,000	925,000		905,000	821,000

Total with no related allowance recorded	$9,541,000	$8,654,000		$8,824,000	$7,119,000

(Continued)

27.

MERCANTILE BANK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

3.     LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

				Third Quarter	Year-To-Date
	Unpaid			Average	Average
	Contractual	Recorded		Recorded	Recorded
	Principal	Principal	Related	Principal	Principal
	Balance	Balance	Allowance	Balance	Balance
With an allowance recorded
Commercial:
Commercial and industrial	$470,000	$413,000	$271,000	$436,000	$2,816,000
Vacant land, land development and residential construction	2,275,000	1,920,000	308,000	2,052,000	2,026,000
Real estate – owner occupied	6,377,000	1,824,000	494,000	1,959,000	8,778,000
Real estate – non-owner occupied	4,897,000	4,897,000	194,000	4,926,000	10,371,000
Real estate – multi-family and residential rental	1,052,000	1,052,000	390,000	1,179,000	1,266,000
Total commercial	15,071,000	10,106,000	1,657,000	10,552,000	25,257,000
Retail:
Home equity and other	195,000	157,000	121,000	160,000	143,000
1-4 family mortgages	165,000	130,000	49,000	131,000	641,000
Total retail	360,000	287,000	170,000	291,000	784,000

Total with an allowance recorded	$15,431,000	$10,393,000	$1,827,000	$10,843,000	$26,041,000

Total impaired loans:
Commercial	$22,999,000	$17,835,000	$1,657,000	$18,471,000	$31,555,000
Retail	1,973,000	1,212,000	170,000	1,196,000	1,605,000
Total impaired loans	$24,972,000	$19,047,000	$1,827,000	$19,667,000	$33,160,000

(Continued)

28.

MERCANTILE BANK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

3.     LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

Impaired acquired loans as of September 30, 2015, and average impaired acquired loans for the three and nine months ended September 30, 2015, were as follows:

				Third Quarter	Year-To-Date
	Unpaid			Average	Average
	Contractual	Recorded		Recorded	Recorded
	Principal	Principal	Related	Principal	Principal
	Balance	Balance	Allowance	Balance	Balance

With no related allowance recorded
Commercial:
Commercial and industrial	$1,697,000	$1,661,000		$1,596,000	$1,432,000
Vacant land, land development and residential construction	0	0		0	0
Real estate – owner occupied	1,593,000	1,391,000		910,000	535,000
Real estate – non-owner occupied	768,000	768,000		656,000	487,000
Real estate – multi-family and residential rental	2,680,000	2,637,000		2,885,000	1,799,000
Total commercial	6,738,000	6,457,000		6,047,000	4,253,000
Retail:
Home equity and other	449,000	322,000		342,000	423,000
1-4 family mortgages	1,030,000	953,000		816,000	855,000
Total retail	1,479,000	1,275,000		1,158,000	1,278,000

Total with no related allowance recorded	$8,217,000	$7,732,000		$7,205,000	$5,531,000

(Continued)

29.

MERCANTILE BANK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

3.     LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

				Third Quarter	Year-To-Date
	Unpaid			Average	Average
	Contractual	Recorded		Recorded	Recorded
	Principal	Principal	Related	Principal	Principal
	Balance	Balance	Allowance	Balance	Balance
With an allowance recorded
Commercial:
Commercial and industrial	$66,000	$66,000	$5,000	$73,000	$65,000
Vacant land, land development and residential construction	0	0	0	0	0
Real estate – owner occupied	51,000	51,000	4,000	568,000	1,016,000
Real estate – non-owner occupied	0	0	0	0	0
Real estate – multi-family and residential rental	25,000	25,000	0	26,000	20,000
Total commercial	142,000	142,000	9,000	667,000	1,101,000
Retail:
Home equity and other	0	0	0	0	0
1-4 family mortgages	176,000	176,000	6,000	229,000	185,000
Total retail	176,000	176,000	6,000	229,000	185,000

Total with an allowance recorded	$318,000	$318,000	$15,000	$896,000	$1,286,000

Total impaired loans:
Commercial	$6,880,000	$6,599,000	$9,000	$6,714,000	$5,354,000
Retail	1,655,000	1,451,000	6,000	1,387,000	1,463,000
Total impaired loans	$8,535,000	$8,050,000	$15,000	$8,101,000	$6,817,000

(Continued)

30.

MERCANTILE BANK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

3.     LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

Impaired originated loans as of December 31, 2014, and average impaired originated loans for the three and nine months ended September 30, 2014, were as follows:

				Third Quarter	Year-To-Date
	Unpaid			Average	Average
	Contractual	Recorded		Recorded	Recorded
	Principal	Principal	Related	Principal	Principal
	Balance	Balance	Allowance	Balance	Balance

With no related allowance recorded
Commercial:
Commercial and industrial	$1,170,000	$1,164,000		$691,000	$525,000
Vacant land, land development and residential construction	540,000	209,000		111,000	232,000
Real estate – owner occupied	3,609,000	1,901,000		9,227,000	4,981,000
Real estate – non-owner occupied	1,210,000	1,210,000		576,000	911,000
Real estate – multi-family and residential rental	375,000	317,000		0	0
Total commercial	6,904,000	4,801,000		10,605,000	6,649,000
Retail:
Home equity and other	207,000	191,000		642,000	598,000
1-4 family mortgages	1,144,000	560,000		553,000	591,000
Total retail	1,351,000	751,000		1,195,000	1,189,000
Total with no related allowance recorded	$8,255,000	$5,552,000		$11,800,000	$7,838,000

(Continued)

31.

MERCANTILE BANK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

3.     LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

				Third Quarter	Year-To-Date
	Unpaid			Average	Average
	Contractual	Recorded		Recorded	Recorded
	Principal	Principal	Related	Principal	Principal
	Balance	Balance	Allowance	Balance	Balance
With an allowance recorded
Commercial:
Commercial and industrial	$5,299,000	$5,226,000	$1,578,000	$3,087,000	$2,142,000
Vacant land, land development and residential construction	2,000,000	2,000,000	151,000	3,049,000	3,536,000
Real estate – owner occupied	15,745,000	15,674,000	2,200,000	2,238,000	1,869,000
Real estate – non-owner occupied	16,033,000	15,949,000	4,779,000	17,377,000	18,819,000
Real estate – multi-family and residential rental	1,371,000	1,371,000	666,000	1,679,000	1,783,000
Total commercial	40,448,000	40,220,000	9,374,000	27,430,000	28,149,000
Retail:
Home equity and other	115,000	84,000	84,000	88,000	139,000
1-4 family mortgages	2,194,000	2,000,000	694,000	2,093,000	2,144,000
Total retail	2,309,000	2,084,000	778,000	2,181,000	2,283,000

Total with an allowance recorded	$42,757,000	$42,304,000	$10,152,000	$29,611,000	$30,432,000

Total impaired loans:
Commercial	$47,352,000	$45,021,000	$9,374,000	$38,035,000	$34,798,000
Retail	3,660,000	2,835,000	778,000	3,376,000	3,472,000
Total impaired loans	$51,012,000	$47,856,000	$10,152,000	$41,411,000	$38,270,000

(Continued)

32.

MERCANTILE BANK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

3.     LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

Impaired acquired loans as of December 31, 2014, and average impaired acquired loans for the three and nine months ended September 30, 2014, were as follows:

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

Impaired loans for which no allocation of the allowance for loan losses has been made generally reflect situations whereby the loans have been charged-down to estimated collateral value. Interest income recognized on accruing troubled debt restructurings totaled $0.3 million and $0.6 million during the third quarter of 2015 and 2014, respectively, while interest income recognized on accruing troubled debt restructurings totaled $1.0 million and $1.3 million during the first nine months of 2015 and 2014, respectively. No interest income was recognized on nonaccrual loans during the third quarter and first nine months of 2015 or during the respective 2014 periods.

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

Credit quality indicators were as follows as of September 30, 2015:

Originated loans

Commercial credit exposure – credit risk profiled by internal credit risk grades:

	Commercial and Industrial	Commercial Vacant Land, Land Development, and Residential Construction	Commercial Real Estate - Owner Occupied	Commercial Real Estate - Non-Owner Occupied	Commercial Real Estate - Multi-Family and Residential Rental

Internal credit risk grade groupings:
Grades 1 – 4	$363,211,000	$17,906,000	$211,563,000	$378,741,000	$18,842,000
Grades 5 – 7	158,699,000	11,132,000	92,583,000	121,241,000	16,868,000
Grades 8 – 9	436,000	1,920,000	2,393,000	5,733,000	1,052,000
Total commercial	$522,346,000	$30,958,000	$306,539,000	$505,715,000	$36,762,000

Retail credit exposure – credit risk profiled by collateral type:

	Retail	Retail
	Home Equity	1-4 Family
	and Other	Mortgages

Total retail	$65,671,000	$51,719,000

(Continued)

35.

MERCANTILE BANK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

3.     LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

Acquired loans

Commercial credit exposure – credit risk profiled by internal credit risk grades:

	Commercial and Industrial	Commercial Vacant Land, Land Development, and Residential Construction	Commercial Real Estate - Owner Occupied	Commercial Real Estate - Non-Owner Occupied	Commercial Real Estate - Multi-Family and Residential Rental

Internal credit risk grade groupings:
Grades 1 – 4	$67,167,000	$4,918,000	$46,693,000	$70,884,000	$46,299,000
Grades 5 – 7	50,573,000	11,028,000	68,194,000	57,262,000	37,162,000
Grades 8 – 9	3,032,000	830,000	5,590,000	2,366,000	3,302,000
Total commercial	$120,772,000	$16,776,000	$120,477,000	$130,512,000	$86,763,000

Retail credit exposure – credit risk profiled by collateral type:

	Retail	Retail
	Home Equity	1-4 Family
	and Other	Mortgages

Total retail	$81,094,000	$141,284,000

(Continued)

36.

MERCANTILE BANK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

3.     LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

Credit quality indicators were as follows as of December 31, 2014:

Originated loans

Commercial credit exposure – credit risk profiled by internal credit risk grades:

	Commercial and Industrial	Commercial Vacant Land, Land Development, and Residential Construction	Commercial Real Estate - Owner Occupied	Commercial Real Estate - Non-OwnerOccupied	Commercial Real Estate - Multi-Family and Residential Rental

Internal credit risk grade groupings:
Grades 1 – 4	$266,631,000	$11,242,000	$190,656,000	$285,035,000	$12,394,000
Grades 5 – 7	109,639,000	16,375,000	83,123,000	113,982,000	22,282,000
Grades 8 – 9	8,300,000	2,209,000	17,979,000	11,960,000	1,382,000
Total commercial	$384,570,000	$29,826,000	$291,758,000	$410,977,000	$36,058,000

Retail credit exposure – credit risk profiled by collateral type:

	Retail	Retail
	Home Equity	1-4 Family
	and Other	Mortgages

Total retail	$50,059,000	$42,868,000

(Continued)

37.

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

38.

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

39.

MERCANTILE BANK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

3.     LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

Activity in the allowance for loan losses and the recorded investments in originated loans as of and during the three and nine months ended September 30, 2015 are as follows:

	Commercial	Retail
	Loans	Loans	Unallocated	Total

Allowance for loan losses:
Balance at June 30, 2015	$13,992,000	$1,714,000	$34,000	$15,740,000
Provision for loan losses	9,000	(13,000)	(89,000)	(93,000)
Charge-offs	0	(46,000)	0	(46,000)
Recoveries	200,000	36,000	0	236,000
Ending balance	$14,201,000	$1,691,000	$(55,000)	$15,837,000

Allowance for loan losses:
Balance at December 31, 2014	$17,736,000	$1,487,000	$76,000	$19,299,000
Provision for loan losses	(1,641,000)	578,000	(131,000)	(1,194,000)
Charge-offs	(4,276,000)	(563,000)	0	(4,839,000)
Recoveries	2,382,000	189,000	0	2,571,000
Ending balance	$14,201,000	$1,691,000	$(55,000)	$15,837,000

Ending balance: individually evaluated for impairment	$1,657,000	$170,000	$0	$1,827,000

Ending balance: collectively evaluated for impairment	$12,544,000	$1,521,000	$(55,000)	$14,010,000

Total loans:
Ending balance	$1,402,320,000	$117,390,000		$1,519,710,000

Ending balance: individually evaluated for impairment	$17,835,000	$1,212,000		$19,047,000

Ending balance: collectively evaluated for impairment	$1,384,485,000	$116,178,000		$1,500,663,000

(Continued)

40.

MERCANTILE BANK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

3.     LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

Activity in the allowance for loan losses for acquired loans during the three and nine months ended September 30, 2015 is as follows:

	Commercial	Retail
	Loans	Loans	Unallocated	Total

Allowance for loan losses:
Balance at June 30, 2015	$561,000	$260,000	$0	$821,000
Provision for loan losses	(389,000)	(18,000)	0	(407,000)
Charge-offs	(87,000)	(49,000)	0	(136,000)
Recoveries	0	4,000	0	4,000
Ending balance	$85,000	$197,000	$0	$282,000

Allowance for loan losses:
Balance at December 31, 2014	$681,000	$61,000	$0	$742,000
Provision for loan losses	(479,000)	173,000	0	(306,000)
Charge-offs	(118,000)	(56,000)	0	(174,000)
Recoveries	1,000	19,000	0	20,000
Ending balance	$85,000	$197,000	$0	$282,000

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

No allowance was established for acquired loans as of September 30, 2014.

(Continued)

42.

MERCANTILE BANK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

3.     LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

Loans modified as troubled debt restructurings during the three months ended September 30, 2015 were as follows:

		Pre-	Post-
		Modification	Modification
		Recorded	Recorded
	Number of	Principal	Principal
	Contracts	Balance	Balance
Originated loans
Commercial:
Commercial and industrial	0	$0	$0
Vacant land, land development and residential construction	0	0	0
Real estate – owner occupied	0	0	0
Real estate – non-owner occupied	0	0	0
Real estate – multi-family and residential rental	0	0	0
Total originated commercial	0	0	0

Retail:
Home equity and other	0	0	0
1-4 family mortgages	0	0	0
Total originated retail	0	0	0

Total originated loans	0	$0	$0

Acquired loans
Commercial:
Commercial and industrial	0	$0	$0
Vacant land, land development and residential construction	0	0	0
Real estate – owner occupied	0	0	0
Real estate – non-owner occupied	1	237,000	237,000
Real estate – multi-family and residential rental	0	0	0
Total acquired commercial	1	237,000	237,000

Retail:
Home equity and other	0	0	0
1-4 family mortgages	0	0	0
Total acquired retail	0	0	0

Total acquired loans	1	$237,000	$237,000

(Continued)

43.

MERCANTILE BANK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

3.     LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

Loans modified as troubled debt restructurings during the nine months ended September 30, 2015 were as follows:

		Pre-	Post-
		Modification	Modification
		Recorded	Recorded
	Number of	Principal	Principal
	Contracts	Balance	Balance
Originated loans
Commercial:
Commercial and industrial	9	$1,876,000	$1,901,000
Vacant land, land development and residential construction	0	0	0
Real estate – owner occupied	0	0	0
Real estate – non-owner occupied	0	0	0
Real estate – multi-family and residential rental	0	0	0
Total originated commercial	9	1,876,000	1,901,000

Retail:
Home equity and other	0	0	0
1-4 family mortgages	0	0	0
Total originated retail	0	0	0

Total originated loans	9	$1,876,000	$1,901,000

Acquired loans
Commercial:
Commercial and industrial	2	$286,000	$286,000
Vacant land, land development and residential construction	0	0	0
Real estate – owner occupied	3	66,000	66,000
Real estate – non-owner occupied	4	655,000	655,000
Real estate – multi-family and residential rental	2	202,000	202,000
Total acquired commercial	11	1,209,000	1,209,000

Retail:
Home equity and other	0	0	0
1-4 family mortgages	0	0	0
Total acquired retail	0	0	0

Total acquired loans	11	$1,209,000	$1,209,000

(Continued)

44.

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

MERCANTILE BANK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

3.     LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

The following originated loans, modified as troubled debt restructurings within the previous twelve months, became over 30 days past due within the three months ended September 30, 2015 (amounts as of period end):

		Recorded
	Number of	Principal
	Contracts	Balance
Commercial:
Commercial and industrial	0	$0
Vacant land, land development and residential construction	0	0
Real estate – owner occupied	0	0
Real estate – non-owner occupied	0	0
Real estate – multi-family and residential rental	0	0
Total commercial	0	0

Retail:
Home equity and other	0	0
1-4 family mortgages	0	0
Total retail	0	0

Total	0	$0

The following originated loans, modified as troubled debt restructurings within the previous twelve months, became over 30 days past due within the nine months ended September 30, 2015 (amounts as of period end):

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

47.

MERCANTILE BANK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

3.     LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

The following acquired loans, modified as troubled debt restructurings within the previous twelve months, became over 30 days past due within the three months ended September 30, 2015 (amounts as of period end):

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

The following acquired loans, modified as troubled debt restructurings within the previous twelve months, became over 30 days past due within the nine months ended September 30, 2015 (amounts as of period end):

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

48.

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

(Continued)

49.

MERCANTILE BANK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

3.     LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

Activity for originated loans categorized as troubled debt restructurings during the three months ended September 30, 2015 is as follows:

	Commercial and Industrial	Commercial Vacant Land, Land Development, and Residential Construction	Commercial Real Estate - Owner Occupied	Commercial Real Estate - Non-Owner Occupied	Commercial Real Estate - Multi-Family and Residential Rental

Commercial Loan Portfolio:
Beginning Balance	$2,442,000	$2,632,000	$2,218,000	$11,082,000	$491,000
Charge-Offs	0	0	0	0	0
Payments	(56,000)	(272,000)	(291,000)	(324,000)	(7,000)
Transfers to ORE	0	0	0	0	0
Net Additions/Deletions	(302,000)	0	0	0	0
Ending Balance	$2,084,000	$2,360,000	$1,927,000	$10,758,000	$484,000

	Retail	Retail
	Home Equity	1-4 Family
	and Other	Mortgages
Retail Loan Portfolio:
Beginning Balance	$0	$270,000
Charge-Offs	0	0
Payments	0	(3,000)
Transfers to ORE	0	0
Net Additions/Deletions	0	0
Ending Balance	$0	$267,000

(Continued)

50.

MERCANTILE BANK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

3.     LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

Activity for acquired loans categorized as troubled debt restructurings during the three months ended September 30, 2015 is as follows:

	Commercial and Industrial	Commercial Vacant Land, Land Development, and Residential Construction	Commercial Real Estate - Owner Occupied	Commercial Real Estate - Non-Owner Occupied	Commercial Real Estate - Multi-Family and Residential Rental

Commercial Loan Portfolio:
Beginning Balance	$1,521,000	$0	$1,350,000	$361,000	$580,000
Charge-Offs	0	0	0	0	(42,000)
Payments	(324,000)	0	(77,000)	(5,000)	(274,000)
Transfers to ORE	0	0	0	0	0
Net Additions/Deletions	0	0	0	236,000	0
Ending Balance	$1,197,000	$0	$1,273,000	$592,000	$264,000

	Retail	Retail
	Home Equity	1-4 Family
	and Other	Mortgages
Retail Loan Portfolio:
Beginning Balance	$152,000	$177,000
Charge-Offs	0	0
Payments	(5,000)	(1,000)
Transfers to ORE	0	0
Net Additions/Deletions	0	0
Ending Balance	$147,000	$176,000

(Continued)

51.

MERCANTILE BANK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

3.     LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

Activity for originated loans categorized as troubled debt restructurings during the nine months ended September 30, 2015 is as follows:

	Commercial and Industrial	Commercial Vacant Land, Land Development, and Residential Construction	Commercial Real Estate - Owner Occupied	Commercial Real Estate - Non-Owner Occupied	Commercial Real Estate - Multi-Family and Residential Rental

Commercial Loan Portfolio:
Beginning Balance	$7,026,000	$2,680,000	$17,160,000	$17,439,000	$505,000
Charge-Offs	0	0	(4,198,000)	0	0
Payments	(6,591,000)	(320,000)	(11,035,000)	(6,681,000)	(21,000)
Transfers to ORE	0	0	0	0	0
Net Additions/Deletions	1,649,000	0	0	0	0
Ending Balance	$2,084,000	$2,360,000	$1,927,000	$10,758,000	$484,000

	Retail	Retail
	Home Equity	1-4 Family
	and Other	Mortgages
Retail Loan Portfolio:
Beginning Balance	$0	$1,967,000
Charge-Offs	0	(148,000)
Payments	0	(1,552,000)
Transfers to ORE	0	0
Net Additions/Deletions	0	0
Ending Balance	$0	$267,000

(Continued)

52.

MERCANTILE BANK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

3.     LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

Activity for acquired loans categorized as troubled debt restructurings during the nine months ended September 30, 2015 is as follows:

	Commercial and Industrial	Commercial Vacant Land, Land Development, and Residential Construction	Commercial Real Estate - Owner Occupied	Commercial Real Estate - Non-Owner Occupied	Commercial Real Estate - Multi-Family and Residential Rental

Commercial Loan Portfolio:
Beginning Balance	$1,439,000	$0	$1,569,000	$64,000	$381,000
Charge-Offs	0	0	0	0	(42,000)
Payments	(597,000)	0	(296,000)	(6,000)	(329,000)
Transfers to ORE	0	0	0	0	0
Net Additions/Deletions	355,000	0	0	534,000	254,000
Ending Balance	$1,197,000	$0	$1,273,000	$592,000	$264,000

	Retail	Retail
	Home Equity	1-4 Family
	and Other	Mortgages
Retail Loan Portfolio:
Beginning Balance	$26,000	$178,000
Charge-Offs	0	0
Payments	(32,000)	(2,000)
Transfers to ORE	0	0
Net Additions/Deletions	153,000	0
Ending Balance	$147,000	$176,000

(Continued)

53.

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

54.

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

55.

MERCANTILE BANK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

3.     LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

The allowance related to originated loans categorized as troubled debt restructurings was as follows:

	September 30,	December 31,
	2015	2014

Commercial:
Commercial and industrial	$132,000	$16,000
Vacant land, land development, and residential construction	234,000	151,000
Real estate – owner occupied	114,000	182,000
Real estate – non-owner occupied	194,000	4,778,000
Real estate – multi-family and residential rental	390,000	666,000
Total commercial	1,064,000	5,793,000

Retail:
Home equity and other	0	0
1-4 family mortgages	0	0
Total retail	0	0

Total related allowance	$1,064,000	$5,793,000

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

56.

MERCANTILE BANK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

4.     PREMISES AND EQUIPMENT, NET

Premises and equipment are comprised of the following:

	September 30,	December 31,
	2015	2014

Land and improvements	$16,598,000	$16,579,000
Buildings	39,349,000	38,761,000
Furniture and equipment	16,928,000	16,622,000
	72,875,000	71,962,000
Less: accumulated depreciation	25,366,000	23,150,000

Premises and equipment, net	$47,509,000	$48,812,000

Depreciation expense totaled $0.7 million during the third quarter of 2015 and 2014. Depreciation expense totaled $2.3 million during the first nine months of 2015, compared to $1.5 million during the first nine months of 2014.

5.     DEPOSITS

Our total deposits at September 30, 2015 totaled $2.25 billion, a decrease of $22.8 million, or 1.0%, from December 31, 2014. The components of our outstanding balances at September 30, 2015 and December 31, 2014, and percentage change in deposits from the end of 2014 to the end of the third quarter of 2015, are as follows:

	September 30, 2015		December 30, 2014		Percent Increase
	Balance	%	Balance	%	(Decrease)

Noninterest-bearing checking	$619,125,000	27.5%	$558,738,000	24.5%	10.8%
Interest-bearing checking	389,978,000	17.3	413,382,000	18.2	(5.7)
Money market	283,707,000	12.6	235,587,000	10.3	20.4
Savings	342,902,000	15.2	330,459,000	14.5	3.8
Time, under $100,000	162,729,000	7.2	181,026,000	8.0	(10.1)
Time, $100,000 and over	333,226,000	14.8	382,120,000	16.8	(12.8)
	2,131,667,000	94.6	2,101,312,000	92.3	1.4

Out-of-area time, under $100,000	298,000	<0.1	2,422,000	0.1	(87.7)
Out-of-area time, $100,000 and over	122,164,000	5.4	173,181,000	7.6	(29.5)
	122,462,000	5.4	175,603,000	7.7	(30.2)

Total deposits	$2,254,129,000	100.0%	$2,276,915,000	100.0%	(1.0% )

(Continued)

57.

MERCANTILE BANK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

6.     SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

Securities sold under agreements to repurchase (“repurchase agreements”) are offered principally to certain large deposit customers. Information relating to our repurchase agreements follows:

	Nine Months Ended September 30, 2015	Twelve Months Ended December 31, 2014

Outstanding balance at end of period	$158,149,000	$167,569,000
Average interest rate at end of period	0.11%	0.11%

Average daily balance during the period	$145,867,000	$105,474,000
Average interest rate during the period	0.11%	0.12%

Maximum daily balance during the period	$168,211,000	$178,042,000

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

7.     FEDERAL HOME LOAN BANK OF INDIANAPOLIS ADVANCES

Federal Home Loan Bank of Indianapolis (“FHLBI”) advances totaled $68.0 million at September 30, 2015, and mature at varying dates from December 2016 through August 2022, with fixed rates of interest from 1.22% to 2.11% and averaging 1.49%. FHLBI advances totaled $54.0 million at December 31, 2014, and were expected to mature at varying dates ranging from January 2015 through September 2017, with fixed rates of interest from 0.62% to 1.51% and averaging 1.26%.

Each advance is payable at its maturity date and is subject to a prepayment fee if paid prior to the maturity date. The advances are collateralized by residential mortgage loans, first mortgage liens on multi-family residential property loans, first mortgage liens on commercial real estate property loans, and substantially all other assets of our bank, under a blanket lien arrangement. Our borrowing line of credit as of September 30, 2015 totaled about $442 million, with availability based on collateral approximating $374 million.

Maturities of currently outstanding FHLBI advances are as follows:

2015	$0
2016	3,000,000
2017	45,000,000
2018	0
Thereafter	20,000,000

(Continued)

58.

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

These instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized, if any, in the balance sheet. Our bank’s maximum exposure to loan loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual notional amount of those instruments. Our bank uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments. Collateral, such as accounts receivable, securities, inventory, and property and equipment, is generally obtained based on our credit assessment of the borrower. If required, estimated loss exposure resulting from these instruments is expensed and is generally recorded as a liability. There was no reserve or liability balance for these instruments as of September 30, 2015 and December 31, 2014.

A summary of the contractual amounts of our financial instruments with off-balance sheet risk at September 30, 2015 and December 31, 2014 follows:

	September 30,	December 31,
	2015	2014

Commercial unused lines of credit	$488,744,000	$554,856,000
Unused lines of credit secured by 1 – 4 family residential properties	61,534,000	60,983,000
Credit card unused lines of credit	14,100,000	11,649,000
Other consumer unused lines of credit	9,265,000	8,673,000
Commitments to make loans	238,884,000	110,126,000
Standby letters of credit	35,562,000	35,461,000
	$848,089,000	$781,748,000

(Continued)

59.

MERCANTILE BANK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

8.     COMMITMENTS AND OFF-BALANCE SHEET RISK (Continued)

Certain of our commercial loan customers have entered into interest rate swap agreements directly with our correspondent banks. To assist our commercial loan customers in these transactions, and to encourage our correspondent banks to enter into the interest rate swap transactions with minimal credit underwriting analyses on their part, we have entered into risk participation agreements with the correspondent banks whereby we agree to make payments to the correspondent banks owed by our commercial loan customers under the interest rate swap agreement in the event that our commercial loan customers do not make the payments. We are not a party to the interest rate swap agreements under these arrangements. As of September 30, 2015, the total notional amount of the underlying interest rate swap agreements was $14.8 million, with a net fair value from our commercial loan customers’ perspective of negative $2.6 million. These risk participation agreements are considered financial guarantees in accordance with applicable accounting guidance and are therefore recorded as liabilities at fair value, generally equal to the fees collected at the time of their execution. These liabilities are accreted into income during the term of the interest rate swap agreements, generally ranging from four to fifteen years.

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

In February 2012, we entered into an interest rate swap agreement with a correspondent bank to hedge the floating rate on our subordinated debentures, which became effective in January 2013 and matures in January 2018. Our $32.0 million of subordinated debentures have a rate equal to the 90-Day Libor Rate plus a fixed spread of 218 basis points, and are subject to repricing quarterly. The interest rate swap agreement provides for us to pay our correspondent bank a fixed rate, while our correspondent bank will pay us the 90-Day Libor Rate on a $32.0 million notional amount. The quarterly re-set dates for the floating rate on the interest rate swap agreement are the same as the re-set dates for the floating rate on the subordinated debentures. The interest rate swap agreement does qualify for hedge accounting; therefore, monthly fluctuations in the present value of the interest rate swap agreement, net of tax effect, are recorded to other comprehensive income. As of September 30, 2015 and December 31, 2014, the fair value of the interest rate swap agreement was recorded as a liability in the amount of $0.5 million and $0.3 million, respectively.

(Continued)

60.

MERCANTILE BANK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

10.      FAIR VALUES OF FINANCIAL INSTRUMENTS

The carrying amounts, estimated fair values and level within the fair value hierarchy of financial instruments were as follows as of September 30, 2015 and December 31, 2014 (dollars in thousands):

	Level in	September 30, 2015		December 31, 2014
	Fair Value	Carrying	Fair	Carrying	Fair
	Hierarchy	Values	Values	Values	Values

Financial assets:
Cash	Level 1	$13,314	$13,314	$13,261	$13,261
Cash equivalents	Level 2	90,535	90,535	159,477	159,477
Securities available for sale	(1)	367,173	367,173	432,912	432,912
FHLBI stock	(2)	7,567	7,567	13,699	13,699
Loans, net	Level 3	2,199,212	2,200,805	2,067,662	2,062,566
Loans held for sale	Level 2	2,057	2,057	1,574	1,574
Bank owned life insurance	Level 2	58,680	58,680	57,861	57,861
Accrued interest receivable	Level 2	8,355	8,355	8,033	8,033

Financial liabilities:
Deposits	Level 2	2,254,129	2,214,078	2,276,915	2,254,749
Repurchase agreements	Level 2	158,149	158,149	167,569	167,569
FHLBI advances	Level 2	68,000	68,883	54,022	54,720
Subordinated debentures	Level 2	54,983	55,049	54,472	54,508
Accrued interest payable	Level 2	1,554	1,554	1,942	1,942
Interest rate swap	(1)	533	533	253	253

(1)	See Note 11 for a description of the fair value hierarchy as well as a disclosure of levels for classes of financial assets and liabilities.

(2)	It is not practical to determine the fair value of FHLBI stock due to transferability restrictions.

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

61.

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

62.

MERCANTILE BANK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

11.     FAIR VALUES (Continued)

The following is a description of our valuation methodologies used to measure and disclose the fair values of our financial assets and liabilities that are recorded at fair value on a recurring or nonrecurring basis:

Securities available for sale. Securities available for sale are recorded at fair value on a recurring basis. Fair value measurement is based on quoted prices, if available. If quoted prices are not available, fair values are measured using independent pricing models. Level 2 securities include U.S. Government agency bonds, mortgage-backed securities issued or guaranteed by U.S. Government agencies, municipal general obligation and revenue bonds and mutual funds. Level 3 securities include bonds issued by certain relatively small municipalities located within our markets that have very limited marketability due to their size and lack of ratings from a recognized rating service. We carry these bonds at historical cost, which we believe approximates fair value, unless our periodic financial analysis or other information becomes known which necessitates a valuation allowance. There was no such valuation allowance as of September 30, 2015 or December 31, 2014. We have no Level 1 securities available for sale.

Derivatives. The interest rate swap is measured at fair value on a recurring basis. We measure fair value utilizing models that use primarily market observable inputs, such as forecasted yield curves, and accordingly, the interest rate swap agreement is classified as Level 2.

Mortgage loans held for sale. Mortgage loans originated and intended for sale in the secondary market are carried at the lower of aggregate cost or market, as determined by outstanding commitments from investors, and are measured on a nonrecurring basis. Fair value is based on independent quoted market prices, where applicable, or the prices for other mortgage whole loans with similar characteristics. As of September 30, 2015 and December 31, 2014, we determined that the fair value of our mortgage loans held for sale approximated the recorded cost of $2.1 million and $1.6 million, respectively.

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

63.

MERCANTILE BANK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

11.     FAIR VALUES (Continued)

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The balances of assets and liabilities measured at fair value on a recurring basis as of September 30, 2015 are as follows:

		Quoted
		Prices in
		Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Available for sale securities
U.S. Government agency debt obligations	$159,393,000	$0	$159,393,000	$0
Mortgage-backed securities	72,964,000	0	72,964,000	0
Municipal general obligation bonds	123,608,000	0	115,119,000	8,489,000
Municipal revenue bonds	9,250,000	0	9,250,000	0
Other investments	1,958,000	0	1,958,000	0
Interest rate swap	(533,000)	0	(533,000)	0
Total	$366,640,000	$0	$358,151,000	$8,489,000

There were no transfers in or out of Level 1, Level 2 or Level 3 during the first nine months of 2015.

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

64.

MERCANTILE BANK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

11.     FAIR VALUES (Continued)

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

The balances of assets and liabilities measured at fair value on a nonrecurring basis as of September 30, 2015 are as follows:

		Quoted
		Prices in
		Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)

Impaired loans (1)	$9,258,000	$0	$0	$9,258,000
Foreclosed assets (1)	2,272,000	0	0	2,272,000
Total	$11,530,000	$0	$0	$11,530,000

The balances of assets and liabilities measured at fair value on a nonrecurring basis as of December 31, 2014 are as follows:

		Quoted
		Prices in
		Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)

Impaired loans (1)	$17,097,000	$0	$0	$17,097,000
Foreclosed assets (1)	1,995,000	0	0	1,995,000
Total	$19,092,000	$0	$0	$19,092,000

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

65.

MERCANTILE BANK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

12.     REGULATORY MATTERS (Continued)

The prompt corrective action regulations provide five classifications, including well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized, although these terms are not used to represent overall financial condition. If an institution is not well capitalized, regulatory approval is required to accept brokered deposits. Subject to limited exceptions, no institution may make a capital distribution if, after making the distribution, it would be undercapitalized. If an institution is undercapitalized, it is subject to close monitoring by its principal federal regulator, its asset growth and expansion are restricted, and plans for capital restoration are required. In addition, further specific types of restrictions may be imposed on the institution at the discretion of the federal regulator. At September 30, 2015 and December 31, 2014, our bank was in the well capitalized category under the regulatory framework for prompt corrective action. There are no conditions or events since September 30, 2015 that we believe have changed our bank’s categorization.

Our actual capital levels (dollars in thousands) and the minimum levels required to be categorized as adequately and well capitalized were:

					Minimum Required
					to be Well
			Minimum Required		Capitalized Under
			for Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Regulations
	Amount	Ratio	Amount	Ratio	Amount		Ratio
September 30, 2015
Total capital (to risk weighted assets)
Consolidated	$341,029	13.6%	$200,894	8.0%	$	NA	NA
Bank	343,288	13.7	200,989	8.0		251,236	10.0%
Tier 1 capital (to risk weighted assets)
Consolidated	324,911	12.9	150,671	6.0		NA	NA
Bank	327,169	13.0	150,742	6.0		200,989	8.0
Common equity tier 1 (to risk weighted assets)
Consolidated	275,395	11.0	113,156	4.5		NA	NA
Bank	327,169	13.0	113,057	4.5		163,304	6.5
Tier 1 capital (to average assets)
Consolidated	324,911	11.5	112,825	4.0		NA	NA
Bank	327,169	11.6	112,914	4.0		141,142	5.0

(Continued)

66.

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

Our consolidated capital levels as of September 30, 2015 and December 31, 2014 include $52.9 million and $52.4 million, respectively, of trust preferred securities subject to certain limitations. Under applicable Federal Reserve guidelines, the trust preferred securities constitute a restricted core capital element. The guidelines provide that the aggregate amount of restricted core elements that may be included in our Tier 1 capital must not exceed 25% of the sum of all core capital elements, including restricted core capital elements, net of goodwill less any associated deferred tax liability. Our ability to include the trust preferred securities in Tier 1 capital in accordance with the guidelines is not affected by the provision of the Dodd-Frank Act generally restricting such treatment, because (i) the trust preferred securities were issued before May 19, 2010, and (ii) our total consolidated assets as of December 31, 2009 were less than $15.0 billion. As of September 30, 2015 and December 31, 2014, all $52.9 million and $52.4 million, respectively, of the trust preferred securities were included in our consolidated Tier 1 capital.

Our regulatory capital calculations and the minimum requirements to be categorized as well capitalized and adequately capitalized under the prompt corrective action regulations were impacted by BASEL III, which became effective January 1, 2015 and are included in the September 30, 2015 table above. The net impact on our regulatory capital ratios and our overall capital position was not material.

(Continued)

67.

MERCANTILE BANK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

12.     REGULATORY MATTERS (Continued)

Our and our bank’s ability to pay cash and stock dividends is subject to limitations under various laws and regulations and to prudent and sound banking practices. On January 15, 2015, our Board of Directors declared a cash dividend on our common stock in the amount of $0.14 per share that was paid on March 25, 2015 to shareholders of record as of March 13, 2015. On April 16, 2015, our Board of Directors declared a cash dividend on our common stock in the amount of $0.14 per share that was paid on June 24, 2015 to shareholders of record as of June 12, 2015. On July 16, 2015, our Board of Directors declared a cash dividend on our common stock in the amount of $0.15 per share that was paid on September 23, 2015 to shareholders of record as of September 11, 2015. On October 15, 2015, our Board of Directors declared a cash dividend on our common stock in the amount of $0.15 per share that will be paid on December 23, 2015 to shareholders of record as of December 11, 2015.

In addition, on January 30, 2015, we announced that our Board of Directors had authorized a new program to repurchase up to $20.0 million of our common stock from time to time in open market transactions at prevailing market prices or by other means in accordance with applicable regulations. We expect to fund a majority of such repurchases from cash dividends paid to us from our Bank. During the first nine months of 2015, we purchased approximately 765,000 shares of common stock at an average price of $19.89, totaling about $15.2 million, under the stock repurchase program. The purchased shares were retired effective on the acquisition date.

68.

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

Future Factors include, among others, changes in interest rates and interest rate relationships; demand for products and services; the degree of competition by traditional and non-traditional competitors; changes in banking regulation or actions by bank regulators; changes in tax laws; changes in prices, levies, and assessments; our ability to realize the anticipated benefits of our merger with Firstbank Corporation and the anticipated savings from our cost efficiency program; the ability of the combined company to compete in the highly competitive banking and financial services industry; the impact of technological advances; governmental and regulatory policy changes; the outcomes of contingencies; trends in customer behavior as well as their ability to repay loans; changes in local real estate values; changes in the national and local economies; and risk factors described in our annual report on Form 10-K for the year ended December 31, 2014 or in this report. These are representative of the Future Factors that could cause a difference between an ultimate actual outcome and a forward-looking statement.

Introduction

The following discussion compares the financial condition of Mercantile Bank Corporation and its consolidated subsidiaries, including Mercantile Bank of Michigan (“our bank”) and our bank’s two subsidiaries, Mercantile Bank Real Estate Co., LLC (“our real estate company”) and Mercantile Insurance Center, Inc. (“our insurance company”), at September 30, 2015 and December 31, 2014 and the results of operations for the three months and nine months ended September 30, 2015 and September 30, 2014. This discussion should be read in conjunction with the interim consolidated financial statements and footnotes included in this report. Unless the text clearly suggests otherwise, references in this report to “us,” “we,” “our” or “the company” include Mercantile Bank Corporation and its consolidated subsidiaries referred to above.

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

69.

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

70.

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

71.

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

Subsequent Event

On October 28, 2015, we announced a cost efficiency program that will include the closing of five branches during the first quarter of 2016 and staff reductions. The branches to be closed are Ashley, St. Louis (MI), Gull Road in Kalamazoo, Higgins Lake and M-30 in West Branch. We are making these changes in the interest of operational efficiency. The affected branches are low traffic and deposit facilities, and we expect to fully serve the affected customers through our remaining branch network and extensive offering of electronic services. As a result of the cost efficiency program, we expect to record a total pre-tax charge of approximately $0.9 million, which will occur primarily during the fourth quarter of 2015. This charge will consist of approximately $0.76 million in severance payments and $0.17 million in lease termination costs, a leasehold improvement write-off and disposition of furniture. Projected savings as a result of the cost efficiency program are anticipated to be approximately $2.7 million per year on a pre-tax basis.

Financial Overview

We reported net income of $7.3 million for the third quarter of 2015, and net income of $20.5 million for the first nine months of 2015. On a diluted earnings per share basis, we earned $0.45 per share during the third quarter and $1.23 per share during the first nine months of 2015. Given the merger with Firstbank Corporation (“Firstbank”) that was effective on June 1, 2014, comparisons between the third quarter and first nine months of 2015 with the respective periods in 2014 are difficult to make; however, we believe, for the reasons detailed in the paragraphs below, that our 2015 results reflect the successful integration of the two banking organizations and the leveraging of the strengths that each organization provided to the newly combined company.

The overall quality of our loan portfolio remains strong, with nonperforming loans equaling only 0.37% of total loans as of September 30, 2015. The strength of our loan portfolio, combined with recoveries of prior loan charge-offs and the eliminations of and reductions in specific reserves, have produced a positive impact on our allowance calculations and allowed us to make no or negative provisions in eleven consecutive quarters and in fourteen out of the last fifteen quarters. We recorded a negative provision expense of $0.5 million during the third quarter of 2015, and negative $1.5 million during the first nine months of 2015. Gross loan charge-offs equaled $0.2 million during the third quarter of 2015, and totaled $5.0 million for the first nine months of the year. A vast majority of the gross loan charge-offs during 2015 was associated with a large commercial loan relationship that was resolved during the second quarter. Recoveries of prior period loan charge-offs equaled $0.2 million during the third quarter of 2015, and totaled $2.6 million for the first nine months of the year. Net loan charge-offs, as a percent of average total loans, equaled an annualized negative 0.01% and 0.15% during the third quarter and first nine months of 2015, respectively. We have recorded a net loan recovery during nine out of the last fourteen quarters. We continue our collection efforts on charged-off loans, and expect to record recoveries in future periods; however, given the nature of these efforts, it is not practical to forecast the dollar amount and timing of the recoveries.

72.

MERCANTILE BANK CORPORATION

New term loan originations totaled approximately $145 million during the third quarter of 2015, bringing the year-to-date total to about $365 million. We also experienced net increases in commercial lines of credit during those time periods, in large part reflecting lines that are part of new commercial lending relationships established during recent quarterly periods. Net loan growth equaled $45.6 million and $128 million during the third quarter and first nine months of 2015, respectively, reflecting the impact of scheduled monthly payments as well as expected and unexpected commercial loan payoffs. The new loan pipeline remains strong, and at September 30, 2015, we had almost $100 million in unfunded loan commitments on commercial construction and development loans that are in the construction phase. We believe our loan portfolio is well diversified, with commercial and industrial loans equaling 29%, commercial real estate non-owner occupied loans comprising 29%, commercial real estate owner occupied loans comprising 19% and residential mortgage and consumer loans aggregating 15% of total loans at September 30, 2015. As a percent of total commercial loans, commercial and industrial loans and commercial real estate owner occupied loans combined equaled 57% at September 30, 2015.

Our funding structure is also well diversified. As of September 30, 2015, noninterest-bearing checking accounts comprised 25% of total funds, interest-bearing checking and sweep accounts combined for 22%, savings deposits and money market accounts aggregated to 25% and local time deposits accounted for 20%. Wholesale funds, comprised of brokered deposits and Federal Home Loan Bank of Indianapolis (“FHLBI”) advances, represented approximately 8% of total funds.

Financial Condition

Our total assets decreased $12.0 million during the first nine months of 2015, and totaled $2.88 billion as of September 30, 2015. Total loans increased $128 million, while securities available for sale declined $65.7 million and cash and cash equivalents decreased $68.9 million. Total deposits decreased $22.8 million, while securities sold under agreements to repurchase (“sweep accounts”) were down $9.4 million during the first nine months of 2015. For the fourth quarter of 2015 and into 2016, we expect further net loan growth to continue to be primarily funded by cash flow from our securities portfolio and other interest-earning assets, with total deposits remaining relatively stable.

Commercial loans increased $162 million during the first nine months of 2015, and at September 30, 2015 totaled $1.88 billion, or 84.7% of the loan portfolio. As of December 31, 2014, the commercial loan portfolio comprised 82.1% of total loans. The increase in commercial loans during the first nine months of 2015 primarily reflects new commercial term loans to existing and new borrowers. Commercial and industrial loans were up $92.5 million, non-owner occupied commercial real estate (“CRE”) loans increased $76.7 million, owner occupied CRE loans decreased $3.4 million, multi-family and residential rental loans increased $0.8 million and vacant land, land development and residential construction loans were down $4.2 million. As a percent of total commercial loans, commercial and industrial loans and commercial real estate owner occupied loans combined equaled 57.0% as of September 30, 2015, compared to 57.2% at December 31, 2014.

We significantly enhanced our commercial loan sales efforts over the past few years. We are very pleased with the approximately $1.03 billion in new commercial term loan fundings since the beginning of 2012, including about $365 million during the first nine months of 2015. As of September 30, 2015, availability on existing construction and development loans totaled almost $100 million, with most of those funds expected to be drawn over the next twelve months. In addition, our current pipeline reports indicate continued strong commercial loan funding opportunities in future periods, including approximately $239 million in new lending commitments, a majority of which we expect to be accepted and funded over the next 12 to 18 months. Our commercial lenders also report substantial additional opportunities they are currently discussing with existing and potentially new borrowers.

73.

MERCANTILE BANK CORPORATION

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

One-to-four family mortgage loans and other consumer loans declined a combined $34.2 million during the first nine months of 2015, and at September 30, 2015, totaled $340 million, or 15.3% of total loans. One-to-four family mortgage loans and other consumer loans combined equated to 17.9% of total loans as of December 31, 2014.

The following table summarizes our loan portfolio over the past twelve months:

	9/30/15	6/30/15	3/31/15	12/31/14	9/30/14
Commercial:
Commercial & Industrial	$643,118,000	$622,073,000	$587,675,000	$550,607,000	$541,805,000
Land Development & Construction	47,734,000	47,622,000	56,050,000	51,974,000	52,218,000
Owner Occupied Commercial RE	427,016,000	422,354,000	431,995,000	430,388,000	412,470,000
Non-Owner Occupied Commercial RE	636,227,000	603,724,000	566,152,000	559,574,000	584,422,000
Multi-Family & Residential Rental	123,525,000	124,658,000	117,477,000	122,760,000	95,649,000
Total Commercial	1,877,620,000	1,820,431,000	1,759,349,000	1,715,303,000	1,686,564,000

Retail:
1-4 Family Mortgages	193,003,000	201,907,000	208,425,000	214,696,000	217,751,000
Home Equity & Other Consumer Loans	146,765,000	149,494,000	152,986,000	159,278,000	163,950,000
	339,768,000	351,401,000	361,411,000	373,974,000	381,701,000

Total	$2,217,388,000	$2,171,832,000	$2,120,760,000	$2,089,277,000	$2,068,265,000

74.

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

Nonperforming assets, comprised of nonaccrual loans, loans past due 90 days or more and accruing interest and foreclosed properties, totaled $10.5 million (0.4% of total assets) as of September 30, 2015, compared to $31.4 million (1.1% of total assets) as of December 31, 2014. One commercial loan relationship, which was placed on nonaccrual during the fourth quarter of 2014, accounted for approximately 70% of total nonperforming assets as of year-end 2014. This relationship was resolved during the second quarter.

The following tables provide a breakdown of nonperforming assets by collateral type:

NONPERFORMING LOANS

	9/30/15	6/30/15	3/31/15	12/31/14	9/30/14
Residential Real Estate:
Land Development	$25,000	$27,000	$54,000	$84,000	$107,000
Construction	0	0	0	0	0
Owner Occupied / Rental	2,588,000	2,384,000	2,578,000	4,229,000	4,350,000
	2,613,000	2,411,000	2,632,000	4,313,000	4,457,000

Commercial Real Estate:
Land Development	170,000	184,000	197,000	209,000	222,000
Construction	0	0	0	0	0
Owner Occupied	2,602,000	2,587,000	17,495,000	18,089,000	733,000
Non-Owner Occupied	2,539,000	2,677,000	360,000	378,000	330,000
	5,311,000	5,448,000	18,052,000	18,676,000	1,285,000

Non-Real Estate:
Commercial Assets	271,000	212,000	5,565,000	6,401,000	296,000
Consumer Assets	19,000	32,000	18,000	42,000	33,000
	290,000	244,000	5,583,000	6,443,000	329,000

Total	$8,214,000	$8,103,000	$26,267,000	$29,432,000	$6,071,000

75.

MERCANTILE BANK CORPORATION

OTHER REAL ESTATE OWNED & REPOSSESSED ASSETS

	9/30/15	6/30/15	3/31/15	12/31/14	9/30/14
Residential Real Estate:
Land Development	$353,000	$353,000	$329,000	$329,000	$329,000
Construction	0	0	0	0	0
Owner Occupied / Rental	1,126,000	932,000	646,000	722,000	902,000
	1,479,000	1,285,000	975,000	1,051,000	1,231,000

Commercial Real Estate:
Land Development	0	0	0	0	0
Construction	0	0	0	0	0
Owner Occupied	139,000	139,000	139,000	247,000	173,000
Non-Owner Occupied	654,000	609,000	550,000	697,000	1,255,000
	793,000	748,000	689,000	944,000	1,428,000

Non-Real Estate:
Commercial Assets	0	0	0	0	0
Consumer Assets	0	0	0	0	0
	0	0	0	0	0

Total	$2,272,000	$2,033,000	$1,664,000	$1,995,000	$2,659,000

The following tables provide a reconciliation of nonperforming assets:

NONPERFORMING LOANS RECONCILIATION

	3rd Qtr	2nd Qtr	1st Qtr	4th Qtr	3rd Qtr
	2015	2015	2015	2014	2014

Beginning balance	$8,103,000	$26,267,000	$29,432,000	$6,071,000	$5,741,000
Additions, net of transfers to ORE	743,000	2,486,000	414,000	24,513,000	1,194,000
Returns to performing status	0	0	(5,000)	(779,000)	0
Principal payments	(567,000)	(16,414,000)	(3,203,000)	(228,000)	(864,000)
Loan charge-offs	(65,000)	(4,236,000)	(371,000)	(145,000)	0

Total	$8,214,000	$8,103,000	$26,267,000	$29,432,000	$6,071,000

76.

MERCANTILE BANK CORPORATION

OTHER REAL ESTATE OWNED & REPOSSESSED ASSETS RECONCILIATION

	3rd Qtr	2nd Qtr	1st Qtr	4th Qtr	3rd Qtr
	2015	2015	2015	2014	2014

Beginning balance	$2,033,000	$1,664,000	$1,995,000	$2,659,000	$2,878,000
Additions	581,000	652,000	277,000	380,000	851,000
Sale proceeds	(319,000)	(220,000)	(538,000)	(982,000)	(910,000)
Valuation write-downs	(23,000)	(63,000)	(70,000)	(62,000)	(160,000)

Total	$2,272,000	$2,033,000	$1,664,000	$1,995,000	$2,659,000

Gross loan charge-offs equaled $0.2 million during the third quarter of 2015, and totaled $5.0 million for the first nine months of 2015. A vast majority of the gross loan charge-offs was recorded during the second quarter and was associated with the aforementioned large commercial loan relationship that was resolved during that quarter. Recoveries of prior period charge-offs equaled $0.2 million during the third quarter, and totaled $2.6 million for the first nine months of 2015. Net loan charge-offs, as a percent of average total loans, equaled an annualized negative 0.01% and 0.15% during the third quarter and year-to-date 2015, respectively. We have recorded a net loan recovery during nine out of the last fourteen quarters. We continue our collection efforts on charged-off loans, and expect to record recoveries in future periods; however, given the nature of these efforts, it is not practical to forecast the dollar amount and timing of the recoveries.

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

77.

MERCANTILE BANK CORPORATION

A migration analysis is completed quarterly to assist us in determining appropriate reserve allocation factors for non-impaired commercial loans. Our migration analysis takes into account various time periods, with most weight placed on a twenty-quarter time frame as of September 30, 2015. We believe the twenty-quarter period represents an appropriate range of economic conditions, and that it provides for an appropriate basis in determining reserve allocation factors given current economic conditions and the general consensus of economic conditions in the near future. Over the past few years, leading up to and including December 31, 2014, we had placed most weight on a twelve-quarter look back period.

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

Our allowance totaled $16.1 million as of September 30, 2015, with $15.8 million established for originated loans and $0.3 million for acquired loans. The allowance for originated loans equaled 1.0% of total originated loans outstanding as of September 30, 2015, compared to $19.3 million, or 1.5% of total originated loans outstanding at December 31, 2014. The allowance for acquired loans equaled $0.7 million as of December 31, 2014. The allowance equaled 196.2% of nonperforming loans as of September 30, 2015, compared to 68.1% as of December 31, 2014. The increase in this ratio during the first nine months of 2015 reflects a decline in total nonperforming loans.

As of September 30, 2015, the allowance for originated loans was comprised of $13.9 million in general reserves relating to non-impaired loans, $0.8 million in specific reserve allocations relating to nonaccrual loans, and $1.1 million in specific reserves on other loans, primarily accruing loans designated as troubled debt restructurings. Troubled debt restructurings totaled $21.5 million at September 30, 2015, consisting of $2.8 million that are on nonaccrual status and $18.7 million that are on accrual status. The latter, while considered and accounted for as impaired loans in accordance with accounting guidelines, is not included in our nonperforming loan totals. The aforementioned large nonaccrual commercial loan relationship that was resolved during the second quarter of 2015 was categorized as a nonperforming troubled debt restructuring at March 31, 2015 and December 31, 2014, and as a performing troubled debt restructuring as of September 30, 2014. Impaired loans with an aggregate carrying value of $1.8 million as of September 30, 2015 had been subject to previous partial charge-offs aggregating $4.9 million. Those partial charge-offs were recorded as follows: $4.3 million during the first nine months of 2015, less than $0.1 million in both 2013 and 2012, $0.4 million in 2011, and $0.2 million in 2010. As of September 30, 2015, there were no specific reserves allocated to impaired loans that had been subject to a previous partial charge-off.

78.

MERCANTILE BANK CORPORATION

The following table provides a breakdown of our originated and acquired loans categorized as troubled debt restructurings:

	9/30/15	6/30/15	3/31/15	12/31/14	9/30/14

Performing	$18,743,000	$20,031,000	$23,350,000	$24,001,000	$47,385,000
Nonperforming	2,786,000	3,245,000	23,272,000	26,433,000	3,371,000

Total	$21,529,000	$23,276,000	$46,622,000	$50,434,000	$50,756,000

Although we believe the allowance is adequate to absorb loan losses in our originated loan portfolio as they arise, there can be no assurance that we will not sustain loan losses in any given period that could be substantial in relation to, or greater than, the size of the allowance.

Securities available for sale decreased $65.7 million during the first nine months of 2015, totaling $367 million as of September 30, 2015. Purchases during the first nine months of 2015, generally consisting of municipal bonds, totaled $8.3 million. Proceeds from matured and called U.S. Government agency bonds and municipal bonds during the first nine months of 2015 totaled $34.8 million and $17.9 million, respectively, with another $19.6 million from principal paydowns on mortgage-backed securities. In addition, proceeds from the sales of municipal bonds totaled $0.7 million. At September 30, 2015, the portfolio was primarily comprised of U.S. Government agency bonds (43%), municipal bonds (36%) and U.S. Government agency issued or guaranteed mortgage-backed securities (20%). All of our securities are currently designated as available for sale, and are therefore stated at fair value. The fair value of securities designated as available for sale at September 30, 2015 totaled $367 million, including a net unrealized gain of $1.7 million. We maintain the securities portfolio at levels to provide adequate pledging and secondary liquidity for our daily operations. In addition, the securities portfolio serves a primary interest rate risk management function. We expect future purchases during the remainder of 2015 and into 2016 to be generally limited to the occasional acquisition of municipal bonds, as a majority of the cash flow from maturities and calls on U.S. Government agency and municipal bonds and from paydowns on mortgage-backed securities is expected to be used to fund anticipated loan growth.

FHLB of Indianapolis (“FHLBI”) stock totaled $7.6 million as of September 30, 2015, compared to $13.7 million as of December 31, 2014. The $6.1 million decline reflects the impact of an involuntary excess stock repurchase program by the FHLBI during the second quarter. Our investment in FHLBI stock is necessary to engage in their advance and other financing programs. We have regularly received quarterly cash dividends, and we expect a cash dividend will continue to be paid in future quarterly periods.

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

79.

MERCANTILE BANK CORPORATION

Federal funds sold, consisting of excess funds sold overnight to a correspondent bank, along with investments in interest-earning deposits at correspondent and other banks, are used to manage daily liquidity needs and interest rate sensitivity. During the first nine months of 2015, the average balance of these funds equaled $80.2 million, or 3.0% of average earning assets. We expect the level of these funds to average approximately 1% to 2% of average earning assets in future quarters, as we use approximately one half of the average amount during the first nine months of 2015 to fund anticipated future net loan growth.

Net premises and equipment equaled $47.5 million at September 30, 2015, a decrease of $1.3 million during the first nine months of 2015. Purchases during the first nine months of 2015 totaled $1.0 million, while depreciation expense aggregated to $2.3 million. Foreclosed and repossessed assets equaled $2.3 million as of September 30, 2015, a slight increase from the $2.0 million at December 31, 2014. Sale proceeds during the first nine months of 2015 totaled $1.1 million, while transfers in from the loan portfolio totaled $1.5 million. Valuation write-downs totaled $0.2 million. While we expect further transfers from loans to foreclosed and repossessed assets in future periods reflecting our collection efforts on some impaired lending relationships, we believe the overall strong quality of our loan portfolio will limit any overall increase in, and average balance of, this particular nonperforming asset category in future periods.

Total deposits decreased $22.8 million during the first nine months of 2015, totaling $2.25 billion at September 30, 2015. Out-of-area deposits decreased $53.1 million during the first nine months of 2015, and as a percent of total deposits, equaled 5.4% as of September 30, 2015, compared to 7.7% as of December 31, 2014.

Noninterest-bearing checking accounts increased $60.4 million during the first nine months of 2015, generally due to deposit account openings as part of recently established commercial lending relationships and transfers from business-related interest-bearing checking accounts to new noninterest-bearing checking accounts. Interest-bearing checking accounts decreased $23.4 million, money market deposit accounts grew $48.1 million and savings deposits increased $12.4 million during the first nine months of 2015. Local time deposits declined $67.2 million, generally reflecting a combination of transfers to non-time deposits at maturity and the non-renewal of certain public unit time deposits at maturity. The former is a continuation of a trend over the past several years due to the very low interest rate environment, and we expect this trend to continue at least until short term interest rates start to increase, while the latter reflects withdrawals by certain public entities who have taken a portion of their maturing funds to other financial institutions who are paying higher rates of interest.

Sweep accounts decreased $9.4 million during the first nine months of 2015, totaling $158 million as of September 30, 2015. The decrease was expected, as we generally see a decline during the first part of the year as businesses use funds to make tax and bonus payments. Also as expected, the balance of our sweep account program was on an increasing trend during the third quarter, and we would further expect the increasing trend to continue through the remainder of 2015. Our sweep account program entails transferring collected funds from certain business noninterest-bearing checking accounts and savings deposits into over-night interest-bearing repurchase agreements. Such sweep accounts are not deposit accounts and are not afforded federal deposit insurance, and are accounted for as secured borrowings.

80.

MERCANTILE BANK CORPORATION

FHLBI advances increased $14.0 million during the first nine months of 2015, reflecting $20.0 million in new advances obtained during the third quarter and $6.0 million in maturities during the first quarter that were not replaced at that time. As of September 30, 2015, FHLBI advances totaled $68.0 million. The FHLBI advances are generally collateralized by a blanket lien on our residential mortgage loan portfolio. Our borrowing line of credit as of September 30, 2015 totaled about $442 million, with availability approximating $374 million.

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

To assist in providing needed funds, we have obtained monies from wholesale funding sources. Wholesale funds, primarily comprised of deposits from customers outside of our market areas and advances from the FHLBI, totaled $190 million, or 7.7% of combined deposits and borrowed funds, as of September 30, 2015, compared to $230 million, or 9.2% of combined deposits and borrowed funds, as of December 31, 2014.

Sweep accounts decreased $9.4 million during the first nine months of 2015, totaling $158 million as of September 30, 2015. The decrease was expected, as we generally see a decline during the first part of the year as businesses use funds to make tax and bonus payments. Also as expected, the balance of our sweep account program was on an increasing trend during the third quarter, and we would further expect the increasing trend to continue through the remainder of 2015. Our sweep account program entails transferring collected funds from certain business noninterest-bearing checking accounts and savings deposits into over-night interest-bearing repurchase agreements. Such sweep accounts are not deposit accounts and are not afforded federal deposit insurance, and are accounted for as secured borrowings. Information regarding our repurchase agreements as of September 30, 2015 and during the first nine months of 2015 is as follows:

Outstanding balance at September 30, 2015	$158,149,000
Weighted average interest rate at September 30, 2015	0.11%
Maximum daily balance nine months ended September 30, 2015	$168,211,000
Average daily balance for nine months ended September 30, 2015	$145,867,000
Weighted average interest rate for nine months ended September 30, 2015	0.11%

As a member of FHLBI, we have access to FHLBI advance borrowing programs. FHLBI advances increased $14.0 million during the first nine months of 2015, and as of September 30 2015, totaled $68.0 million. Based on available collateral at September 30, 2015, we could borrow an additional $374 million.

81.

MERCANTILE BANK CORPORATION

We also have the ability to borrow up to $58.0 million on a daily basis through correspondent banks using established unsecured federal funds purchased lines of credit. We did not access these lines of credit during first nine months of 2015; in fact, we have not accessed the lines of credit since January of 2010. In contrast, federal funds sold averaged $10.8 million and interest-earning deposit balances with the Federal Reserve Bank of Chicago averaged $66.9 million during the first nine months of 2015. We also have a line of credit through the Discount Window of the Federal Reserve Bank of Chicago. Using certain municipal bonds as collateral, we could have borrowed up to $18.2 million as of September 30, 2015. We did not utilize this line of credit during the first nine months of 2015 or at any time during the previous six fiscal years, and do not plan to access this line of credit in future periods.

The following table reflects, as of September 30, 2015, significant fixed and determinable contractual obligations to third parties by payment date, excluding accrued interest:

	One Year	One to	Three to	Over
	or Less	Three Years	Five Years	Five Years	Total

Deposits without a stated maturity	$1,635,712,000	$0	$0	$0	$1,635,712,000
Certificates of deposit	320,896,000	226,816,000	70,705,000	0	618,417,000
Short-term borrowings	158,149,000	0	0	0	158,149,000
Federal Home Loan Bank advances	0	48,000,000	10,000,000	10,000,000	68,000,000
Subordinated debentures	0	0	0	54,983,000	54,983,000
Other borrowed money	3,787,000	0	0	0	3,787,000
Property leases	381,000	758,000	317,000	62,000	1,518,000

In addition to normal loan funding and deposit flow, we must maintain liquidity to meet the demands of certain unfunded loan commitments and standby letters of credit. As of September 30, 2015, we had a total of $813 million in unfunded loan commitments and $35.6 million in unfunded standby letters of credit. Of the total unfunded loan commitments, $574 million were commitments available as lines of credit to be drawn at any time as customers’ cash needs vary, and $239 million were for loan commitments generally expected to close and become funded within the next twelve months. We regularly monitor fluctuations in loan balances and commitment levels, and include such data in our overall liquidity management.

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

Capital Resources

Shareholders’ equity was $329 million at September 30, 2015, compared to $328 million at December 31, 2014. The $0.7 million increase during the first nine months of 2015 primarily reflects the combined positive impact of net income totaling $20.5 million and the negative impact of cash dividends on common shares totaling $7.1 million and our share repurchase program aggregating $15.2 million.

82.

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

As of September 30, 2015, our bank’s total risk-based capital ratio was 13.7%, with our bank’s total regulatory capital equaling $343 million, or approximately $92 million in excess of the 10.0% minimum which is among the requirements to be categorized as “well capitalized.” Our and our bank’s capital ratios as of September 30, 2015 and December 31, 2014 are disclosed in Note 12 of the Notes to Condensed Consolidated Financial Statements.

Results of Operations

We recorded net income of $7.3 million for the third quarter of 2015 ($0.45 per basic and diluted share), compared to net income of $5.9 million ($0.35 per basic and diluted share) recorded during the third quarter of 2014. We recorded net income of $20.5 million ($1.23 per basic and diluted share) for the first nine months of 2015, compared to net income of $11.0 million ($0.89 per basic and diluted share) recorded during the first nine months of 2014. The results for the third quarter of 2015 and the first nine months of 2015 reflect the full realization of projected cost savings as disclosed at the time the merger with Firstbank was announced; the projected cost savings were $5.5 million annually, or approximately $1.4 million quarterly. The results for the third quarter and the first nine months of 2014 were impacted by the merger with Firstbank, which was consummated on June 1, 2014; operating results for the first nine months of 2014 include four months of operations as a combined organization. After-tax merger-related costs totaled $0.9 million, or $0.05 per diluted share, during the third quarter of 2014 and $3.6 million, or $0.29 per diluted share, during the first nine months of 2014. Excluding merger-related costs, adjusted net income in the third quarter of 2014 was $6.8 million and adjusted earnings per diluted share was $0.40.

The improved earnings performance in the third quarter of 2015 compared to the prior-year third quarter primarily resulted from increased noninterest income and decreased overhead costs, which more than offset a slightly lower level of net interest income. The decreased net interest income reflects a slight decrease in the net interest margin, which more than offset higher average earning assets. The increased noninterest income was mainly attributable to higher levels of mortgage banking income, credit and debit card income, and other income, while the decreased noninterest expense was mainly due to lower merger-related costs. The improved earnings performance in the first nine months of 2015 compared to the respective 2014 period primarily resulted from increased net interest income, which more than offset higher overhead costs. The increased net interest income primarily resulted from the higher level of average earning assets associated with the completion of the merger; an increased net interest margin, resulting from a decreased cost of funds, also contributed to the higher level of net interest income.

83.

MERCANTILE BANK CORPORATION

The decreased cost of funds in large part reflects the absorption of Firstbank’s lower-costing deposit base; the full benefit of the lower-costing deposit base was realized during the 2015 period, while the 2014 period received partial benefit in light of the effective date of the merger. The increased noninterest expense was mainly attributable to higher costs necessary to operate the combined company.

Interest income during the third quarter of 2015 was $28.5 million, a decrease of $0.4 million, or 1.4%, from the $28.9 million earned during the third quarter of 2014. The decline in interest income resulted from a decreased yield on average earning assets, which more than offset a slight increase in average earning assets. The yield on average earning assets was 4.30% during the third quarter of 2015, compared to 4.39% during the third quarter of 2014. The decreased yield on average earning assets primarily resulted from a decreased yield on loans, which more than offset the impact of a change in earning asset mix. The yield on loans generally declined over the past five quarters, consistent with the industry and primarily due to the ongoing low interest rate environment and competitive pressures; however, the negative impact of the lower loan yield on the yield on average earning assets was largely offset by assets shifting out of the lower-yielding securities portfolio and into the higher-yielding loan portfolio, capitalizing on an opportunity growing out of the 2014 merger with Firstbank. Average loans represented about 83 percent of average earning assets during the third quarter of 2015, up from approximately 79 percent during the third quarter of 2014. Compared to the second quarter of 2015, the yield on total earning assets increased seven basis points during the third quarter, despite the continuing low interest rate environment and competitive pressures on loan yields, due to the collection of prepayment fees on certain commercial loans. Accretion of acquired loans amounted to $1.4 million during the third quarter of 2015, compared to $1.2 million during the third quarter of 2014.

Interest income during the first nine months of 2015 was $83.8 million, an increase of $22.8 million, or 37.4%, from the $61.0 million earned during the first nine months of 2014. The increase in interest income in the 2015 period compared to the respective 2014 period is attributable to an increase in earning assets, which more than offset a decreased yield on average earning assets. Average earning assets equaled $2.64 billion during the first nine months of 2015, up $745 million, or 39.3%, from the level of $1.90 billion during the first nine months of 2014. Average earning assets include Firstbank’s assets from the date of acquisition. The yield on average earning assets was 4.26% during the first nine months of 2015, compared to 4.32% during the first nine months of 2014. The lower yield on average earning assets primarily resulted from decreased yields on securities and loans, which more than offset the impact of a change in earning asset mix. The decline in the yield on securities mainly reflects the boarding of Firstbank’s lower-yielding portfolio, while the decreased yield on loans reflects the ongoing low interest rate environment and competitive pressures. Low-yielding average overnight funds represented 3.0% and higher-yielding average loans represented 81.6% of average earning assets during the first nine months of 2015, compared to 4.7% and 79.4%, respectively, during the first nine months of 2014. Accretion of acquired loans totaled $4.3 million during the first nine months of 2015, compared to $1.7 million during the first nine months of 2014.

Interest expense during the third quarter of 2015 was $2.9 million, a slight decrease from the interest expense incurred during the prior-year third quarter. The positive impact of a lower volume of average interest-bearing liabilities on interest expense was substantially offset by an expected increase in the weighted average cost of interest-bearing liabilities. The increase in the weighted average cost of interest-bearing liabilities from 0.58% in the third quarter of 2014 to 0.60% in the current-year third quarter primarily reflects higher costs of certificates of deposit and FHLBI advances; these higher costs were expected in light of purchase accounting amortization entries, which were associated with fair value measurements recorded on the merger date, ending in July of 2015 for certificates of deposit and June of 2015 for FHLBI advances. Reductions in interest expense on certificates of deposit related to purchase accounting entries totaling $0.2 million and $0.6 million were recorded in the third quarter of 2015 and 2014, respectively.

84.

MERCANTILE BANK CORPORATION

No reduction in interest expense on FHLBI advances related to purchase accounting entries was recorded in the third quarter of 2015, compared to a reduction of less than $0.1 million in the third quarter of 2014.

Interest expense during the first nine months of 2015 was $8.3 million, a decrease of $0.1 million, or 1.5%, from the $8.4 million expensed during the first nine months of 2014. The positive impact of a lower weighted average cost of interest-bearing liabilities on interest expense was substantially offset by a higher volume of average interest-bearing liabilities. The decline in the weighted average cost of interest-bearing liabilities from 0.76% during the first nine months of 2014 to 0.57% in the respective 2015 period primarily reflects the absorption of Firstbank’s lower-costing interest-bearing liability base, maturing fixed-rate certificates of deposit being renewed at lower rates, replaced by lower-costing funds, or allowed to runoff during 2014 and the first nine months of 2015, and the lowering of interest rates on certain deposit account categories during the first nine months of 2015. Interest-bearing liabilities averaged $1.94 billion during the first nine months of 2015, compared to $1.47 billion during the respective 2014 period; average interest-bearing liabilities include Firstbank’s interest-bearing liabilities from the date of acquisition. The weighted average cost of interest-bearing liabilities, equaling 0.56%, 0.54%, and 0.60% during the first, second, and third quarters of 2015, respectively, remained relatively stable during the first nine months of 2015.

Net interest income during the third quarter of 2015 was $25.6 million, a decrease of $0.4 million, or 1.4%, from the $26.0 million earned during the third quarter of 2014. The decrease in net interest income was due to a lower net interest margin, which more than offset an increase in earning assets. The net interest margin declined from 3.95% in the third quarter of 2014 to 3.87% in the current-year third quarter due to a decreased yield on average earning assets. The cost of funds was 0.43% in the third quarter of 2015, compared to 0.44% in the prior-year third quarter. Net interest income during the first nine months of 2015 was $75.5 million, an increase of $22.9 million, or 43.6%, from the $52.6 million earned during the first nine months of 2014. The increase in net interest income was primarily due to an increase in earning assets; an increase in the net interest margin from 3.73% during the first nine months of 2014 to 3.84% during the respective 2015 period also contributed to the higher level of net interest income. The higher net interest margin reflects the reduction in the cost of funds, which decreased from 0.59% during the first nine months of 2014 to 0.42% in the respective 2015 period, in large part due to the absorption of Firstbank’s lower-costing interest-bearing liability base. The net interest margin remained relatively stable during the first nine months of 2015, reflecting the ongoing strategy of funding a large portion of net loan growth with monies from the lower-yielding securities portfolio. As noted previously, purchase accounting entries related to certificates of deposit and FHLBI advances, which resulted in decreased interest expense, will not occur in future periods. The resulting increase in interest expense will negatively impact the net interest margin by approximately eight to ten basis points in future periods. We expect to partially mitigate this negative impact by continuing to reallocate the earning asset mix by investing cash flows from lower-yielding securities into higher-yielding loans.

The following table sets forth certain information relating to our consolidated average interest-earning assets and interest-bearing liabilities and reflects the average yield on assets and average cost of liabilities for the third quarter of 2015 and 2014. Such yields and costs are derived by dividing income or expense by the average daily balance of assets or liabilities, respectively, for the period presented. Tax-exempt securities interest income and yield have been computed on a tax equivalent basis using a marginal tax rate of 35%. Securities interest income was increased by $145,000 and $165,000 in the third quarter of 2015 and 2014, respectively, for this adjustment.

85.

MERCANTILE BANK CORPORATION

	Quarters ended September 30,
	2 0 1 5			2 0 1 4
	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate
	(dollars in thousands)
ASSETS
Loans	$2,201,124	$26,565	4.79%	$2,075,087	$26,323	5.03%
Investment securities	378,286	2,039	2.16	484,345	2,710	2.24
Other interest-bearing assets	64,027	42	0.25	66,207	32	0.19
Total interest - earning assets	2,643,437	28,646	4.30	2,625,639	29,065	4.39

Allowance for loan losses	(16,655)			(20,802)
Other assets	249,889			257,512

Total assets	$2,876,671			$2,862,349

LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing deposits	$1,653,441	$1,969	0.47%	$1,757,162	$1,971	0.45%
Short-term borrowings	148,362	39	0.11	123,075	34	0.11
Federal Home Loan Bank advances	56,261	203	1.41	57,038	166	1.14
Other borrowings	58,641	665	4.44	65,409	740	4.43
Total interest-bearing liabilities	1,916,705	2,876	0.60	2,002,684	2,911	0.58

Noninterest-bearing deposits	620,189			532,997
Other liabilities	11,445			10,257
Shareholders’ equity	328,332			316,411

Total liabilities and shareholders’ equity	$2,876,671			$2,862,349

Net interest income		$25,770			$26,154

Net interest rate spread			3.70%			3.81%
Net interest spread on average assets			3.55%			3.63%
Net interest margin on earning assets			3.87%			3.95%

A negative loan loss provision expense of $0.5 million was recorded during the third quarter of 2015, compared to a negative provision expense of $0.4 million during the third quarter of 2014. A negative loan loss provision expense of $1.5 million was recorded during the first nine months of 2015, compared to a negative provision expense of $3.0 million during the first nine months of 2014. The negative provision expense reflects recoveries of previously charged-off loans, reversals of specific reserves, a reduced level of loan-rating downgrades, and ongoing loan-rating upgrades as the quality of the loan portfolio continued to improve. Continued progress in the stabilization of economic and real estate market conditions and resulting collateral valuations also positively impacted provision expense.

86.

MERCANTILE BANK CORPORATION

Net loan recoveries of $0.1 million were recorded during the third quarter of 2015, compared to net loan charge-offs of $0.1 million during the prior-year third quarter. Net loan charge-offs of $2.4 million were recorded during the first nine months of 2015, compared to net loan recoveries of $0.6 million during the same time period in 2014. Of the $5.0 million in gross loan charge-offs recorded during the first nine months of 2015, $4.2 million was related to one commercial loan relationship that was resolved during the second quarter. The allowance for originated loans, as a percentage of total originated loans, was 1.0% as of September 30, 2015, compared to 1.7% as of September 30, 2014. Our allowance for acquired loans totaled $0.3 million as of September 30, 2015.

Noninterest income during the third quarter of 2015 was $4.3 million, an increase of $1.4 million, or 47.5%, from the $2.9 million earned during the prior-year third quarter. The increase in noninterest income primarily resulted from higher levels of mortgage banking income, credit and debit card income, and income related to acquired loans stemming from payments received on loans that had been charged off prior to the merger date. Noninterest income during the first nine months of 2015 was $12.0 million, an increase of $5.3 million, or 79.1%, from the $6.7 million earned during the same time period in 2014. Substantially all categories of fee income were higher in the first nine months of 2015 compared to the respective 2014 period as a result of the merger, most notably mortgage banking income, credit and debit card income, and service charges on accounts. The ongoing low interest rate environment and increased purchase activity in our market areas have resulted in increased mortgage banking income. Compared to the second quarter of 2015, mortgage banking income increased $0.1 million, or approximately 7%.

Noninterest expense during the third quarter of 2015 was $19.7 million, a decrease of $1.0 million, or 5.1%, from the $20.7 million expensed during the third quarter of 2014. The decrease in noninterest expense was mainly due to lower merger-related costs, which more than offset higher data processing costs. Merger-related costs of $1.3 million were incurred during the third quarter of 2014. The increase in data processing costs primarily reflects the rollout of legacy Mercantile’s advanced branch technology and increased credit and debit card usage. Core deposit intangible amortization expense totaled $0.7 million in the third quarter of 2015, compared to $0.8 million in the prior-year third quarter. Noninterest expense during the first nine months of 2015 was $59.3 million, an increase of $13.3 million, or 28.8%, from the $46.0 million expensed during the same time period in 2014. The increase in noninterest expense was mainly attributable to higher costs necessary to operate the combined company, as year-to-date 2014 results included only four months of costs operating as a combined company. During the first nine months of 2015, we recorded $0.7 million in costs related to an embezzlement committed by an employee at a branch location that was discovered through our internal audit procedures near the end of the first quarter of 2015. We do not expect to record any additional expense related to this situation; however, we expect to receive some payments from our insurance carrier in future periods, which will be recorded as reductions in noninterest expense. Core deposit intangible amortization expense totaled $2.3 million during the first nine months of 2015, compared to $1.1 million during the respective 2014 period. Merger-related costs of $5.1 million were recorded during the first nine months of 2014.

During the third quarter of 2015, we recorded income before federal income tax of $10.7 million and a federal income tax expense of $3.4 million. During the third quarter of 2014, we recorded income before federal income tax of $8.5 million and a federal income tax expense of $2.6 million. The increase in federal income tax expense resulted from the higher level of income before federal income tax and a decreased level of tax-exempt interest income on securities. Our effective tax rate was 31.5% in the third quarter of 2015, up from 30.4% in the prior-year third quarter. During the first nine months of 2015, we recorded income before federal income tax of $29.7 million and a federal income tax expense of $9.2 million. During the first nine months of 2014, we recorded income before federal income tax of $16.3 million and a federal income tax expense of $5.2 million. The increase in federal income tax expense resulted from the higher level of income before federal income tax. Our effective tax rate was 30.9% during the first nine months of 2015, down from 32.2% during the respective 2014 period.

87.

MERCANTILE BANK CORPORATION

The elevated effective tax rate during the first nine months of 2014 primarily resulted from the recording of nondeductible merger-related expenses.

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

88.

MERCANTILE BANK CORPORATION

The following table depicts our GAP position as of September 30, 2015:

	Within	Three to		One to	After
	Three	Twelve		Five	Five
	Months	Months		Years	Years	Total
Assets:
Commercial loans (1)	$405,638,000	$249,453,000		$933,419,000	$245,037,000	$1,833,547,000
Residential real estate loans	31,237,000	13,632,000		149,945,000	132,539,000	327,353,000
Consumer loans	2,416,000	1,587,000		41,349,000	11,136,000	56,488,000
Securities (2)	18,092,000	37,261,000		179,529,000	139,858,000	374,740,000
Other interest-bearing assets	59,356,000	250,000		500,000	0	60,106,000
Allowance for loan losses	0	0		0	0	(16,119,000)
Other assets	0	0		0	0	245,262,000
Total assets	516,739,000	302,183,000		1,304,742,000	528,570,000	$2,881,377,000

Liabilities:
Interest-bearing checking	389,978,000	0		0	0	389,978,000
Savings deposits	342,902,000	0		0	0	342,902,000
Money market accounts	283,707,000	0		0	0	283,707,000
Time deposits under $100,000	27,715,000	65,009,000		70,303,000	0	163,027,000
Time deposits $100,000 & over	64,048,000	164,124,000		227,218,000	0	455,390,000
Short-term borrowings	158,149,000	0		0	0	158,149,000
Federal Home Loan Bank advances	0	0		58,000,000	10,000,000	68,000,000
Other borrowed money	58,770,000	0		0	0	58,770,000
Noninterest-bearing checking	0	0		0	0	619,125,000
Other liabilities	0	0		0	0	13,509,000
Total liabilities	1,325,269,000	229,133,000		355,521,000	10,000,000	2,552,557,000
Shareholders' equity	0	0		0	0	328,820,000
Total liabilities & shareholders' equity	1,325,269,000	229,133,000		355,521,000	10,000,000	$2,881,377,000

Net asset (liability) GAP	$(808,530,000)	$73,050,000		$949,221,000	$518,570,000

Cumulative GAP	$(808,530,000)	$(735,480,000)		$213,741,000	$732,311,000

Percent of cumulative GAP to total assets	(28.1% )	(25.5%	)	7.4%	25.4%

(1)	Floating rate loans that are currently at interest rate floors are treated as fixed rate loans and are reflected using maturity date and not repricing frequency.
(2)	Mortgage-backed securities are categorized by average life calculations based upon prepayment trends as of September 30, 2015.

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

89.

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

We conducted multiple simulations as of September 30, 2015, in which it was assumed that changes in market interest rates occurred ranging from up 400 basis points to down 400 basis points in equal quarterly instalments over the next twelve months. The following table reflects the suggested impact on net interest income over the next twelve months in comparison to estimated net interest income based on our balance sheet structure, including the balances and interest rates associated with our specific loans, securities, deposits and borrowed funds, as of September 30, 2015. The resulting estimates are well within our policy parameters established to manage and monitor interest rate risk.

	Dollar Change	Percent Change
	In Net	In Net
Interest Rate Scenario	Interest Income	Interest Income

Interest rates down 400 basis points	$(7,900,000)	(8.3% )
Interest rates down 300 basis points	(7,000,000)	(7.3)
Interest rates down 200 basis points	(6,200,000)	(6.1)
Interest rates down 100 basis points	(3,800,000)	(3.9)
No change in interest rates	(100,000)	(0.1)
Interest rates up 100 basis points	1,300,000	1.4
Interest rates up 200 basis points	2,500,000	2.6
Interest rates up 300 basis points	3,800,000	4.0
Interest rates up 400 basis points	5,000,000	5.2

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

90.

MERCANTILE BANK CORPORATION

Item 4. Controls and Procedures

As of September 30, 2015, an evaluation was performed under the supervision of and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of September 30, 2015.

There have been no changes in our internal control over financial reporting during the quarter ended September 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

91.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

We made no unregistered sales of equity securities during the quarter ended September 30, 2015.

Issuer Purchases of Equity Securities

As previously reported, on January 30, 2015, our Board of Directors authorized a new program to repurchase up to $20.0 million of our common stock from time to time in open market transactions at prevailing market prices or by other means in accordance with applicable regulations. During the third quarter of 2015, we repurchased shares of common stock as follows:

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares or Approximate Dollar Value that May Yet Be Purchased Under the Plans or Programs
July 1 – 31	60,300	$20.05	60,300	$9,682,700
August 1 – 31	194,600	20.35	194,600	5,723,000
September 1 – 30	47,300	19.98	47,300	4,777,000
Total	302,200	$20.23	302,200	$4,777,000

The purchased shares were retired effective on the acquisition date.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Not applicable.

92.

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

101

The following financial information from Mercantile’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Income, (iii) the Condensed Consolidated Statements of Comprehensive Income, (iv) the Condensed Consolidated Statements of Changes in Shareholders’ Equity, (v) the Condensed Consolidated Statements of Cash Flows, and (vi) the Notes to Condensed Consolidated Financial Statements

93.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 6, 2015.

MERCANTILE BANK CORPORATION

By:	/s/ Michael H. Price
Michael H. Price
Chairman of the Board, President and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Charles E. Christmas
Charles E. Christmas
Senior Vice President, Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)

94.

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

101

The following financial information from Mercantile’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Income, (iii) the Condensed Consolidated Statements of Comprehensive Income, (iv) the Condensed Consolidated Statements of Changes in Shareholders’ Equity, (v) the Condensed Consolidated Statements of Cash Flows, and (vi) the Notes to Condensed Consolidated Financial Statements