Form 10-K
period 2015-12-31
MERCANTILE BANK CORP
filed 2016-03-07
CIK 1042729

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

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

     Large accelerated filer ___                Accelerated filer  X

     Non-accelerated filer ___               Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes        No    X

The aggregate value of the common equity held by non-affiliates (persons other than directors and executive officers) of the registrant, computed by reference to the closing price of the common stock as of the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $339 million.

As of February 23, 2016, there were issued and outstanding 16,232,483 shares of the registrant’s common stock.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company’s proxy statement for the Annual Meeting of Shareholders to be held May 26, 2016 are incorporated by reference into Part III of this report.

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

Our Bank

Our bank is a state banking company that operates under the laws of the State of Michigan, pursuant to a charter issued by the Michigan Office of Financial and Insurance Regulation. Our bank’s deposits are insured to the maximum extent permitted by law by the Federal Deposit Insurance Corporation (“FDIC”). Our bank, through its 48 office locations, provides commercial banking services primarily to small- to medium-sized businesses and retail banking services in and around the West and Central portions of Michigan. Our bank’s main office is located in Grand Rapids, with branch office locations in Alma, Belding, Cadillac, Canadian Lakes, Clare, Comstock Park, DeWitt, Fairview, Grand Rapids, Hale, Hastings, Holland, Howard City, Ionia, Ithaca, Kalamazoo, Kentwood, Lakeview, Lansing, Lowell, Merrill, Mt. Pleasant, Paw Paw, Portage, Remus, Rose City, Shepherd, St. Charles, St. Helen, St. Johns, Vestaburg, West Branch, and Wyoming.

2.

Our bank makes secured and unsecured commercial, construction, mortgage and consumer loans, and accepts checking, savings and time deposits. Our bank owns 48 automated teller machines ("ATM") located at certain of our office locations and at one off-site location that participate in the ACCEL/EXCHANGE and PLUS regional network systems, as well as other ATM networks throughout the country. Our bank also enables customers to conduct certain loan and deposit transactions by personal computer and through mobile applications. Courier service is provided to certain commercial customers, and safe deposit facilities are available at a vast majority of our office locations. Our bank does not have trust powers.

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

3.

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

4.

Employees

As of December 31, 2015, we employed 558 full-time and 143 part-time persons. Management believes that relations with employees are good.

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

The Board of Directors has delegated significant lending authority to officers of our bank. The Board of Directors believes this empowerment, supported by our strong credit culture and the significant experience of our commercial lending staff, enables us to be responsive to our customers. The loan policy specifies lending authority for our lending officers with amounts based on the experience level and ability of each lender. Our loan officers and loan managers are able to approve loans up to $1.0 million and $2.5 million, respectively. We have established higher approval limits for our bank’s Senior Lender, President and Chief Executive Officer, and Chairman of the Board ranging from $4.0 million up to $10.0 million. These lending authorities, however, are typically used only in rare circumstances where timing is of the essence. Generally, loan requests exceeding $2.5 million require approval by the Officers Loan Committee, and loan requests exceeding $7.5 million, up to the legal lending limit of approximately $80.2 million, require approval by the bank’s Board of Directors. We apply an in-house lending limit that is significantly less than our bank’s legal lending limit.

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

5.

Working capital loans are often structured as a line of credit and are reviewed periodically in connection with the borrower’s year-end financial reporting. These loans are generally secured by substantially all of the assets of the borrower and have a floating interest rate tied to the Wall Street Journal Prime Rate or 30-day Libor Rate. Loans for machinery and equipment purposes typically have a maturity of three to five years and are fully amortizing, while commercial real estate loans are usually written with a five-year maturity and amortize over a 10- to 20-year period. Commercial loans typically have an interest rate that is fixed to maturity or is tied to the Wall Street Journal Prime Rate or 30-day Libor Rate.

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

Loans are placed in a nonaccrual status when, in our opinion, uncertainty exists as to the ultimate collection of all principal and interest. As of December 31, 2015, loans placed in nonaccrual status totaled $5.4 million, or 0.2% of total loans, compared to $29.4 million, or 1.4% of total loans, at December 31, 2014. Loans past due 90 days or more and still accruing interest at year-end 2015 and 2014 totaled less than $0.1 million.

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

7.

A migration analysis is completed quarterly to assist us in determining appropriate reserve allocation factors for non-impaired commercial loans. Our migration takes into account various time periods, with most weight placed on the twenty-quarter time frame. At year-end 2014 and for several years leading up to that date, we had been placing most weight on the twelve-quarter time frame. During 2015, we made the change to reflect our belief that the twenty-quarter period represents an appropriate range of economic conditions, and that it provides for an appropriate basis in determining reserve allocation factors given current economic conditions and the general market consensus of economic conditions in the near future.

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

The primary risk elements with respect to commercial loans are the financial condition of the borrower, the sufficiency of collateral, and the timeliness of scheduled payments. We have a policy of requesting and reviewing periodic financial statements from commercial loan customers, and we have a disciplined and formalized review of the existence of collateral and its value. The primary risk element with respect to each residential real estate loan and consumer loan is the timeliness of scheduled payments. We have a reporting system that monitors past due loans and have adopted policies to pursue creditor’s rights in order to preserve our collateral position.

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

8.

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

Approximately 64% of our total commercial loans, or about 55% of our total loans, relate to commercial real estate. Stressed economic conditions may reduce the value of commercial real estate and strain the financial condition of our commercial real estate borrowers, especially in the land development and non-owner occupied commercial real estate segments of our loan portfolio. Those difficulties could adversely affect us and could produce losses and other adverse effects on our business.

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

10.

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

In response to the turmoil in the financial services sector and the severe recession in the broader economy that began in 2008, the Federal Reserve Board eased short-term interest rates and implemented a series of emergency programs to furnish liquidity to the financial markets and credit to various participants in those markets, as well as programs of quantitative easing through direct open market purchases of certain Treasury and other securities. In December, 2013, the Federal Reserve Board began a phased reduction in the amount of such securities purchases, and ceased such purchases by the end of October, 2014. In September, 2014, the Federal Reserve Board announced principles it would follow to implement monetary policy normalization, that is, to raise the Federal funds rate and other short-term interest rates to more normal levels and to reduce the Federal Reserve’s securities holdings, so as to promote its statutory mandate of maximum employment and price stability. The Federal Open Market Committee raised the Federal funds rate by 25 basis points in December 2015, and announced its intention to raise the Federal funds rate gradually over the next few years. There can be no assurance as to the actual impact of those policies on the financial markets, the broader economy, or on our business, financial condition, results of operations, access to credit or the trading price of our common stock.

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

12.

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

In many situations, our Board of Directors has the authority, without any vote of our shareholders, to issue shares of our authorized but unissued preferred or common stock, including shares authorized and unissued under our equity incentive plans. In the future, we may issue additional securities, through public or private offerings, in order to raise additional capital. Any such issuance would dilute the percentage of ownership interest of existing shareholders and may dilute the per share book value of the common stock. In addition, option holders under our stock-based incentive plans may exercise their options at a time when we would otherwise be able to obtain additional equity capital on more favorable terms.

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

13.

Our single-family real estate lending business faces significant change.

The Dodd-Frank Act significantly changed the regulation of single-family residential mortgage lending in the United States. Among other things, the law transferred rule-making and enforcement powers from a number of federal agencies to the CFPB, imposed new risk retention and recordkeeping requirements on lenders (such as our bank) that sell single-family residential mortgage loans in the secondary market, required revision of disclosure documents mandated by various federal laws, limited loan originator compensation and expanded recordkeeping and reporting requirements under other federal statutes. Regulations implementing the Dodd-Frank Act adopted in 2013 by the CFPB (i) require lenders to make a reasonable good faith determination of a prospective residential mortgage borrower’s ability to repay based on specific underwriting criteria and define the characteristics of “qualified mortgages” that presumptively satisfy the ability to pay requirement, (ii) impose new requirements on mortgage servicing that address many issues, including periodic billing statements, error resolution, force-placed insurance, payment crediting and payoff, early intervention with delinquent borrowers, and enhanced loss mitigation procedures, (iii) specify new limitations on loan originator compensation, (iv) further restrict certain high-cost mortgage loans, (v) expand mandated loan escrow accounts for certain loans, (vi) revise existing appraisal requirements under the Equal Credit Opportunity Act and require provision of a free copy of all appraisals to applicants for first lien loans, and (vii) combine in a single, new form required loan disclosures under the Truth-in-Lending Act (“TILA”) and the Real Estate Settlement Procedures Act (“RESPA”). Apart from use of the TILA/RESPA combined disclosure form (which became effective August 1, 2015), the effective dates of these changes were in 2014. These and other changes required by the Dodd-Frank Act will require substantial modifications to the entire mortgage lending and servicing industry. Their impact may involve changes to our operations and increased compliance costs in making single-family residential mortgage loans.

Minimum capital requirements have increased.

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

The new regulations implemented (i) revised definitions of regulatory capital elements, (ii) a new common equity Tier 1 (“CET 1”) minimum capital ratio requirement, (iii) an increase in the existing minimum Tier 1 capital ratio requirement, (iv) new limits on capital distributions and certain discretionary bonus payments if an institution does not hold a specified amount of CET 1 (called a capital conservation buffer) in addition to the amount required to meet its minimum risk-based capital requirements, (v) new risk-weightings for certain categories of assets, and (vi) other requirements applicable to banking organizations which have total consolidated assets of $250 billion or more, total consolidated on-balance sheet foreign exposure of $10 billion or more, elect to use the advanced measurement approach for calculating risk-weighted assets, or are subsidiaries of banking organizations that use the advanced measurement approach (“Advanced Approaches Entities”).

Among other things, the new regulations generally require banking organizations to recognize in regulatory capital most components of accumulated other comprehensive income (“AOCI”), including accumulated unrealized gains and losses on available for sale securities. This requirement, which was not imposed under previous risk-based capital regulations, may be avoided by banking organizations, such as us and our bank, that are not Advanced Approaches Entities, by making a one-time, irrevocable election on the first quarterly regulatory report following the date on which the regulations become effective as to them. We made the one-time, irrevocable election regarding the treatment of AOCI on March 31, 2015.

In addition, the new regulations (unlike the original proposal), permit companies such as us, which had total assets of less than $15 billion on December 31, 2009, and had issued trust preferred securities on or prior to May 19, 2010, to continue to include such securities in Tier 1 capital.

14.

On January 1, 2015, for banking organizations such as us and our bank that are not Advanced Approaches Entities, the new regulations mandated a minimum ratio of CET 1 to standardized total risk-weighted assets (“RWA”) of 4.5%, an increased ratio of Tier 1 capital to RWA of 6.0% (compared to the prior requirement of 4.0%), a total capital ratio (that is, the sum of Tier 1 and Tier 2 capital to RWA) of 8.0%, and a minimum leverage ratio (that is, Tier 1 capital to adjusted average total consolidated assets) of 4.0%. The calculation of these amounts is affected by the new definitions of certain capital elements. The capital conservation buffer comprised solely of CET 1 will be phased-in commencing January 1, 2016, beginning at 0.625% of RWA and rising to 2.5% of RWA on January 1, 2019. Failure by a banking organization to maintain the aggregate required minimum capital ratios and capital conservation buffer will impair its ability to make certain distributions (including dividends and stock repurchases) and discretionary bonus payments to executive officers.

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

Our common stock is traded on the Nasdaq Global Select Market under the symbol “MBWM.” The development and maintenance of an active public trading market depends upon the existence of willing buyers and sellers, the presence of which is beyond our control. While we are a publicly-traded company, the volume of trading activity in our stock is still relatively limited. Even if a more active market develops, there can be no assurance that such a market will continue, or that our shareholders will be able to sell their shares at or above the price at which they acquired shares.

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

16.

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

We have received no written comments regarding our periodic or current reports from the staff of the Securities and Exchange Commission that were issued 180 days or more before the end of our 2015 fiscal year and that remain unresolved.

Item 2.	Properties.

Our headquarters is located in our bank’s main office facility in Grand Rapids, Michigan. Our bank operates 48 banking offices throughout Western and Central Michigan, most of which are full-service facilities. We have larger banking facilities in Alma, Holland, Ionia, Kalamazoo, Lansing, Mt. Pleasant and West Branch. The remaining banking offices generally range in size from 1,200 to 3,200 square feet, based on the location and number of employees located at the facility. All but five of the banking offices are owned by our bank, with the remaining facilities rented under various operating lease agreements. In several instances, the banking offices contain more usable space than what is needed for current banking operations. This excess space, totaling approximately 23,500 square feet, is generally leased to unrelated businesses. In addition, certain functions operate out of our standalone facility located in Alma.

We consider our properties and equipment to be well maintained, in good operating condition and capable of accommodating current growth forecasts. However, we may choose to add branch locations to expand our presence in current markets and/or in new markets or, alternatively, to consolidate, close or relocate branches if we believe it would be beneficial to our overall performance.

Item 3.	Legal Proceedings.

From time to time, we may be involved in various legal proceedings that are incidental to our business. In the opinion of management, we are not a party to any legal proceedings that are material to our financial condition, either individually or in the aggregate.

17.

Item 4.	Mine Safety Disclosures.

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock is traded on the Nasdaq Global Select Market under the symbol “MBWM.” At February 23, 2016, there were approximately 1,600 record holders of our common stock. In addition, we estimate that there were approximately 7,000 beneficial owners of our common stock who own their shares through brokers or banks. The following table shows the high and low sales prices for our common stock as reported by the Nasdaq Global Select Market for the periods indicated and the quarterly and special cash dividends paid by us during those periods.

	High	Low	Dividend
2015
First Quarter	$21.23	$18.75	$0.14
Second Quarter	22.00	19.35	0.14
Third Quarter	21.96	18.42	0.15
Fourth Quarter	26.27	19.27	0.15

2014
First Quarter	$22.15	$18.82	$0.12
Second Quarter	24.34	18.26	2.12
Third Quarter	23.58	18.40	0.12
Fourth Quarter	22.27	18.69	0.12

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

On January 15, 2015, our Board of Directors declared a cash dividend on our common stock in the amount of $0.14 per share that was paid on March 25, 2015 to shareholders of record as of March 13, 2015. On April 16, 2015, our Board of Directors declared a cash dividend on our common stock in the amount of $0.14 per share that was paid on June 24, 2015 to shareholders of record as of June 12, 2015. On July 16, 2015, our Board of Directors declared a cash dividend on our common stock in the amount of $0.15 per share that was paid on September 23, 2015 to shareholders of record as of September 11, 2015. On October 15, 2015, our Board of Directors declared a cash dividend on our common stock in the amount of $0.15 per share that was paid on December 23, 2015 to shareholders of record as of December 11, 2015.

18.

In addition, on January 30, 2015, we announced that our Board of Directors had authorized a new program to repurchase up to $20.0 million of our common stock from time to time in open market transactions at prevailing market prices or by other means in accordance with applicable regulations. During 2015, we repurchased 788,541 shares at a total price of $15.8 million, which was funded from cash dividends paid to us from our bank. We expect further repurchases during 2016 under the authorized plan, which will also likely be funded from cash dividends paid to us from our bank.

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

On January 14, 2016, our Board of Directors declared a cash dividend on our common stock in the amount of $0.16 per share that will be paid on March 23, 2016 to shareholders of record as of March 11, 2016.

Issuer Purchases of Equity Securities

As previously reported, on January 30, 2015, our Board of Directors authorized a new program to repurchase up to $20.0 million of our common stock from time to time in open market transactions at prevailing market prices or by other means in accordance with applicable regulations. During the fourth quarter of 2015, we repurchased shares of common stock as follows:

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares or Approximate Dollar Value that May Yet Be Purchased Under the Plans or Programs
October 1 – 31	11,688	$21.98	11,688	$4,520,000
November 1 – 30	200	22.93	200	4,515,000
December 1 – 31	11,393	24.37	11,393	4,238,000
Total	23,281	$23.16	23,281	$4,238,000

The purchased shares were retired effective on the acquisition date.

Shareholder Return Performance Graph

Set forth below is a line graph comparing the yearly percentage change in the cumulative total shareholder return on our common stock (based on the last reported sales price of the respective year) with the cumulative total return of the Nasdaq Composite Index and the SNL Bank Nasdaq Index from December 31, 2010 through December 31, 2015. The following is based on an investment of $100 on December 31, 2010 in our common stock, the Nasdaq Composite Index and the SNL Bank Nasdaq Index, with dividends reinvested where applicable.

19.

	Period Ending
Index	12/31/10	12/31/11	12/31/12	12/31/13	12/31/14	12/31/15
Mercantile Bank Corporation	100.00	118.90	202.46	271.26	296.37	355.76
NASDAQ Composite	100.00	99.21	116.82	163.75	188.03	201.40
SNL Bank NASDAQ	100.00	88.73	105.75	152.00	157.42	169.94

Item 6.	Selected Financial Data.

The Selected Financial Data in this Annual Report is incorporated here by reference.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Management’s Discussion and Analysis included in this Annual Report is incorporated here by reference.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

The information under the heading “Market Risk Analysis” included in this Annual Report is incorporated here by reference.

Item 8.	Financial Statements and Supplementary Data.

The Consolidated Financial Statements, the Notes to Consolidated Financial Statements and the Reports of Independent Registered Public Accounting Firm included in this Annual Report are incorporated here by reference.

20.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None

Item 9A.	Controls and Procedures.

As of December 31, 2015, an evaluation was performed under the supervision of and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of December 31, 2015.

There have been no significant changes in our internal control over financial reporting during the quarter ended December 31, 2015, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2015. This evaluation was based on criteria for effective internal control over financial reporting described in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on our evaluation under the COSO framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2015. Refer to page F-34 for management’s report.

Our independent registered public accounting firm has issued an audit report on our internal control over financial reporting which is included in this Annual Report.

Item 9B.	Other Information.

None

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

The information presented under the captions “Election of Directors,” “Executive Officers,” “Section 16(a) Beneficial Ownership Reporting Compliance” and “Corporate Governance – Code of Ethics” in the definitive Proxy Statement of Mercantile for our May 26, 2016 Annual Meeting of Shareholders (the “Proxy Statement”), a copy of which will be filed with the Securities and Exchange Commission before April 30, 2016, is incorporated here by reference.

We have a separately-designated standing audit committee established in accordance with Section 3(a)(58)(A) of the Securities Exchange Act of 1934. The members of the Audit Committee consist of David M. Cassard, Edward J. Clark, Jeff A. Gardner and Edward B. Grant. The Board of Directors has determined that Messrs. Cassard and Grant, members of the Audit Committee, are qualified as audit committee financial experts, as that term is defined in the rules of the Securities and Exchange Commission. Messrs. Cassard, Clark, Gardner and Grant are independent, as independence for audit committee members is defined in the Nasdaq listing standards and the rules of the Securities and Exchange Commission.

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

Equity Compensation Plan Information

The following table summarizes information, as of December 31, 2015, relating to compensation plans under which equity securities are authorized for issuance.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders (1)	134,575	$13.57	215,000	(2)

Equity compensation plans not approved by security holders	0	0	0

Total	134,575	$13.57	215,000

(1) Includes Mercantile’s Stock Incentive Plan of 2006. Also, in conjunction with the merger with Firstbank, we issued Mercantile stock options in replacement of all outstanding stock option grants that had been issued to Firstbank employees under the Firstbank Corporation Stock Option and Restricted Stock Plan of 1997 and the Firstbank Corporation Stock Compensation Plan.

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

Reports of Independent Registered Public Accounting Firm dated March 7, 2016 – BDO USA, LLP

Consolidated Balance Sheets --- December 31, 2015 and 2014

Consolidated Statements of Income for each of the three years in the period ended December 31, 2015

Consolidated Statements of Comprehensive Income for each of the three years in the period ended December 31, 2015

Consolidated Statements of Changes in Shareholders’ Equity for each of the three years in the period ended December 31, 2015

Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 2015

Notes to Consolidated Financial Statements

The Consolidated Financial Statements, the Notes to the Consolidated Financial Statements, and the Reports of Independent Registered Public Accounting Firm listed above are incorporated by reference in Item 8 of this report.

(2)	Financial Statement Schedules

Not applicable

(b)     Exhibits:

Exhibit No.	EXHIBIT DESCRIPTION

2.1	Agreement and Plan of Merger dated August 14, 2013, incorporated by reference to exhibit 2.1 to our Current Report on Form 8-K filed August 15, 2013

2.2	First Amendment to Merger Agreement dated February 20, 2014, incorporated by reference to exhibit 10.1 to our Current Report on Form 8-K filed February 21, 2014

3.1	Our Articles of Incorporation are incorporated by reference to exhibit 3.1 of our Form 10-Q for the quarter ended June 30, 2009

3.2	Our Amended and Restated By-laws dated as of February 26, 2014 are incorporated by reference to exhibit 3.1 to our Current Report on Form 8-K filed February 26, 2015

23.

Exhibit No.	EXHIBIT DESCRIPTION

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

10.1

Form of Mercantile Bank of Michigan Split Dollar Agreement that has been entered into between our bank and each of Michael H. Price, Robert B. Kaminski, Jr., Charles E. Christmas, and certain other officers of our bank is incorporated by reference to exhibit 10.33 of our Form 10-K for the year ended December 31, 2005*

10.2	Amendment and Restatement of Stock Incentive Plan of 2006 dated November 18, 2008 is incorporated by reference to exhibit 10.39 of our Form 10-K for the year ended December 31, 2008*

10.3

Form of Notice of Grant of Incentive Stock Option and Stock Option Agreement for incentive stock options granted after 2006 under our Stock Incentive Plan of 2006 is incorporated by reference to exhibit 10.41 of our Form 10-K for the year ended December 31, 2007*

10.4

Form of Restricted Stock Award Agreement Notification of Award and Terms and Conditions of Award for restricted stock granted after 2006 under our Stock Incentive Plan of 2006 is incorporated by reference to exhibit 10.43 of our Form 10-K for the year ended December 31, 2007*

10.5	Mercantile Bank Corporation Employee Stock Purchase Plan of 2014 is incorporated by reference to exhibit 4(b) of our Registration Statement on Form S-8 that became effective on June 27, 2014

10.6	2014 Mercantile Executive Officer Bonus Plan for the First Six Months of 2014, as amended by First Amendment, incorporated by reference to exhibit 10.1 of our Form 8-K filed May 22, 2014*

10.7	Mercantile Executive Officer Bonus Plan for July – December 2014, incorporated by reference to exhibit 10.1 of our Form 8-K filed August 21, 2014*

10.8

Credit Agreement and Form of Term Note between Mercantile Bank Corporation and U.S. Bank National Association dated as of May 21, 2014, incorporated by reference to exhibit 10.1 of our Form 8-K filed May 28, 2014

10.9

Employment Agreement dated as of November 13, 2014, effective as of December 31, 2014, among the company, our bank and Michael H. Price, incorporated by reference to exhibit 10.12 of our Form 10-K filed March 3, 2015*

10.10

Employment Agreement dated as of November 13, 2014, effective as of December 31, 2014, among the company, our bank and Robert B. Kaminski, Jr., incorporated by reference to exhibit 10.13 of our Form 10-K filed March 3, 2015*

10.11

Employment Agreement dated as of November 13, 2014, effective as of December 31, 2014, among the company, our bank and Charles E. Christmas, incorporated by reference to exhibit 10.14 of our Form 10-K filed March 3, 2015*

24.

Exhibit No.	EXHIBIT DESCRIPTION

10.12

Mercantile Bank of Michigan Amended and Restated Deferred Compensation Plan dated as of November 13, 2014, effective on January 1, 2015, incorporated by reference to exhibit 10.15 of our Form 10-K filed March 3, 2015*

10.13	Amendment to Employment Agreement of Michael H. Price, dated May 28, 2015, incorporated by reference to exhibit 10.1 of our Form 8-K filed May 28, 2015*

10.14	Amendment to Employment Agreement of Robert B. Kaminski, Jr., dated May 28, 2015, incorporated by reference to exhibit 10.2 of our Form 8-K filed May 28, 2015*

10.15	2015 Mercantile Executive Officer Bonus Plan, incorporated by reference to exhibit 10.3 of our Form 8-K filed May 28, 2015*

10.16	First Amendment to Employment Agreement of Charles E. Christmas, dated November 19, 2015, incorporated by reference to exhibit 10.1 of our Form 8-K filed November 19, 2015*

10.17	Change in Control Agreement among the Company, the Bank and Michael H. Price, dated November 19, 2015, incorporated by reference to exhibit 10.2 of our Form 8-K filed November 19, 2015*

10.18	Change in Control Agreement among the Company, the Bank and Robert B. Kaminski, Jr., dated November 19, 2015, incorporated by reference to exhibit 10.3 of our Form 8-K filed November 19, 2015*

10.19	Change in Control Agreement among the Company, the Bank and Charles E. Christmas, dated November 19, 2015, incorporated by reference to exhibit 10.4 of our Form 8-K filed November 19, 2015*

10.20	Director Fee Summary *

21	Subsidiaries of the company

23	Consent of BDO USA, LLP

31	Rule 13a-14(a) Certifications

32.1	Section 1350 Chief Executive Officer Certification

32.2	Section 1350 Chief Financial Officer Certification

101

The following information from Mercantile’s Annual Report on Form 10-K for the year ended December 31, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Shareholders’ Equity, (v) the Consolidated Statements of Cash Flows, and (vi) the Notes to Consolidated Financial Statements

* Management contract or compensatory plan.

(c)     Financial Statements Not Included In Annual Report

Not applicable

25.

MERCANTILE BANK CORPORATION

FINANCIAL INFORMATION

December 31, 2015 and 2014

MERCANTILE BANK CORPORATION

FINANCIAL INFORMATION

December 31, 2015 and 2014

SELECTED FINANCIAL DATA

Consolidated Results of Operations:	2015	2014(*)	2013	2012	2011
	(Dollars in thousands except per share data)
Interest income	$112,328	$89,118	$58,242	$59,917	$71,069
Interest expense	11,154	11,340	10,786	13,216	19,832
Net interest income	101,174	77,778	47,456	46,701	51,237
Provision for loan losses	(1,000)	(3,000)	(7,200)	(3,100)	6,900
Noninterest income	16,038	10,028	6,872	7,994	7,282
Noninterest expense	79,381	65,610	36,403	39,624	41,495
Income before income tax expense (benefit)	38,831	25,196	25,125	18,171	10,124
Income tax expense (benefit)	11,811	7,865	8,092	5,636	(27,361)
Net income	27,020	17,331	17,033	12,535	37,485
Preferred stock dividends and accretion	0	0	0	1,030	1,343
Net income attributable to common shares	$27,020	$17,331	$17,033	$11,505	$36,142

Consolidated Balance Sheet Data:

Total assets	$2,903,556	$2,893,379	$1,426,966	$1,422,926	$1,433,229
Cash and cash equivalents	89,891	172,738	146,965	136,003	76,372
Securities	354,559	446,611	143,139	150,275	184,953
Loans	2,277,727	2,089,277	1,053,243	1,041,189	1,072,422
Allowance for loan losses	15,681	20,041	22,821	28,677	36,532
Bank owned life insurance	58,971	57,861	51,377	50,048	48,520

Deposits	2,275,382	2,276,915	1,118,911	1,135,204	1,112,075
Securities sold under agreements to repurchase	154,771	167,569	69,305	64,765	72,569
Federal Home Loan Bank advances	68,000	54,022	45,000	35,000	45,000
Subordinated debentures	55,154	54,472	32,990	32,990	32,990
Shareholders’ equity	333,804	328,138	153,325	146,590	164,999

Consolidated Financial Ratios:

Return on average assets	0.94%	0.76%	1.22%	0.82%	2.36%
Return on average shareholders’ equity	8.19%	6.91%	11.36%	7.51%	27.28%
Average shareholders’ equity to average assets	11.45%	11.05%	10.77%	10.90%	8.66%

Nonperforming loans to total loans	0.24%	1.41%	0.64%	1.82%	4.20%
Allowance for loan losses to total originated loans	0.94%	1.55%	2.17%	2.75%	3.41%

Tier 1 leverage capital	11.56%	11.15%	12.53%	11.31%	12.09%
Common equity risk-based capital	10.89%	NA	NA	NA	NA
Tier 1 leverage risk-based capital	12.83%	13.57%	14.65%	13.37%	14.19%
Total risk-based capital	13.45%	14.43%	15.91%	14.63%	15.46%

Per Common Share Data:

Net income:
Basic	$1.63	$1.28	$1.96	$1.33	$4.20
Diluted	1.62	1.28	1.95	1.30	4.07

Tangible book value per share at end of period	16.61	15.49	17.54	16.84	16.73
Dividends declared	0.58	2.48	0.45	0.09	0.00
Dividend payout ratio	35.22%	141.16%	22.83%	6.73%	NA

(*) – Merger with Firstbank effective June 1, 2014.

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

We complete a migration analysis quarterly to assist us in determining appropriate reserve allocation factors for non-impaired commercial loans. Our migration takes into account various time periods, with most weight placed on the twenty-quarter time frame. At year-end 2014 and for several years leading up to that date, we had been placing most weight on the twelve-quarter time frame. During 2015, we made the change to reflect our belief that the twenty-quarter period represents an appropriate range of economic conditions, and that it provides for an appropriate basis in determining reserve allocation factors given current economic conditions and the general market consensus of economic conditions in the near future.

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

Goodwill is assessed at least annually for impairment and any such impairment is recognized in the period identified. A more frequent assessment is performed should events or changes in circumstances indicate the carrying value of the goodwill may not be recoverable. We may elect to perform a qualitative assessment for the annual impairment test. If the qualitative assessment indicates it is more likely than not that the fair value of a reporting unit is less than its carrying amount, or if we elect not to perform a qualitative assessment, then we would be required to perform a quantitative test for goodwill impairment. The quantitative test is a two-step process consisting of comparing the carrying value of the reporting unit to an estimate of its fair value. If the estimated fair value of the reporting unit is less than the carrying value, goodwill is impaired and is written down to its estimated fair value. In 2014 and 2015, we elected to perform a qualitative assessment for our annual impairment test and concluded it is more likely than not our fair value was greater than its carrying amount; therefore, no further testing was required. Our qualitative assessment considered factors such as macroeconomic conditions, market conditions specifically related to the banking industry and our overall financial condition and results of operations.

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

FINANCIAL OVERVIEW

We reported net income of $27.0 million, or $1.62 per diluted share, for 2015. Given the merger with Firstbank that was effective on June 1, 2014, comparisons between 2015 and 2014 are difficult to make; however, we believe that our 2015 results reflect the successful integration of the two banking organizations and the leveraging of the strengths that each organization provided to the newly combined company.

The overall quality of our loan portfolio remains strong, with nonperforming loans equaling only 0.24% of total loans as of December 31, 2015. The strength of our loan portfolio, combined with recoveries of prior loan charge-offs and the eliminations of and reductions in specific reserves, have produced a positive impact on our allowance calculations and allowed us to make negative provisions during the past four calendar years. Gross loan charge-offs during 2015 totaled $6.3 million, a majority of which was associated with a large commercial loan relationship that was resolved during the second quarter. Recoveries of prior period loan charge-offs totaled $2.9 million during 2015, resulting in net loan charge-offs of $3.4 million, or 0.15% of average total loans, for the year. We continue our collection efforts on charged-off loans, and expect to record recoveries in future periods; however, given the nature of these efforts, it is not practical to forecast the dollar amount and timing of the recoveries. Accruing loans past due 30 to 89 days remain very low, and we continue to experience a reduction in the number of commercial loan relationships on, and total dollar amount of, our loan watch list.

New commercial term loan originations totaled approximately $532 million during 2015. We also experienced net increases in commercial lines of credit, in large part reflecting lines that are part of new commercial lending relationships established during recent quarterly periods. Net loan growth equaled $188 million during 2015, reflecting the impact of scheduled monthly payments as well as expected and unexpected commercial loan payoffs. During 2015, commercial and industrial loans grew $146 million, or 26.5%, and commercial real estate non-owner occupied loans grew $84.8 million, or 15.2%. The new loan pipeline remains strong, and at year-end 2015, we had over $90 million in unfunded loan commitments on commercial construction and development projects that are in the construction phase. We believe our loan portfolio is well diversified, with commercial and industrial loans equaling 31%, commercial real estate non-owner occupied loans comprising 28%, commercial real estate owner occupied loans comprising 20% and residential mortgage and consumer loans aggregating 15% of total loans as of December 31, 2015. As a percent of total commercial loans, commercial and industrial loans and commercial real estate owner occupied loans combined equaled almost 59% at year-end 2015, compared to about 57% at December 31, 2014.

Our funding structure is also well diversified. As of December 31, 2015, noninterest-bearing checking accounts comprised 27% of total funds, interest-bearing checking and sweep accounts combined for 22%, savings deposits and money market deposit accounts aggregated to 24% and local time deposits accounted for 19%. Wholesale funds, comprised of brokered deposits and Federal Home Loan Bank of Indianapolis (“FHLBI”) advances, represented 8% of total funds.

On January 26, 2016, we closed on a repurchase of trust preferred securities that were auctioned as part of a pooled collateralized debt obligation (“Fund”). The Fund owned $11.0 million of the $32.0 million in trust preferred securities that had been issued by Mercantile Bank Capital Trust I, a wholly-owned business trust subsidiary. The $11.0 million in trust preferred securities was retired upon the repurchase, resulting in a commensurate reduction in the related Floating Rate Junior Subordinate Note, leaving $21.0 million outstanding. Our winning bid equated to 73% of the $11.0 million par value, with the 27% discount resulting in an after-tax gain of approximately $1.8 million, or $0.11 per diluted share. On a pro forma basis as of December 31, 2015, the repurchase resulted in a nine basis point increase in our tangible equity to tangible assets ratio and an $0.11 increase in our tangible book value per share, but an approximately 35 basis point decline in our regulatory tier 1 capital and total risk-based capital ratios. The repurchase was funded via a $9.1 million cash dividend from our bank, resulting in a similar approximately 35 basis point decline in the regulatory capital ratios. Subsequent to the repurchase, our and our bank’s regulatory capital ratios remained well above the minimum thresholds to be categorized as well capitalized.

FINANCIAL CONDITION

Our total assets increased $10.2 million during 2015, and totaled $2.90 billion as of December 31, 2015. Total loans increased $188 million, while securities available for sale declined $85.9 million and cash and cash equivalents decreased $82.8 million. Total deposits decreased $1.5 million and securities sold under agreements to repurchase (“sweep accounts”) were down $12.8 million during 2015. As has been the case since our merger with Firstbank in mid-2014, we expect further net loan growth during the first half of 2016 to be primarily funded by cash flows from our securities portfolio and other interest-earning assets. By the end of the second quarter in 2016, we expect our securities portfolio and the level of our other interest-earning assets to be at the desired levels, with expected net loan growth thereafter to be primarily funded with growth in deposits and borrowed funds.

Earning Assets

Average earning assets equaled 92.1% of average total assets during 2015, very similar to the 92.0% during 2014. The loan portfolio continued to comprise a majority and increasing level of earning assets, followed by securities and other interest-earning assets. Average total loans equaled 82.1% of average earning assets during 2015, compared to 79.1% in 2014, while securities and other interest-earning assets comprised 17.9% of average earning assets during 2015, compared to 20.9% in 2014. The loan component of earning assets has increased since the effective date of the merger with Firstbank reflecting our strategy to fund a majority of the net loan growth with monies from maturities and calls of U.S. Agency and municipal bonds and paydowns on mortgage-backed securities, as well as from excess other interest-earning assets. We expect that trend to continue through the first half of 2016, at which point the securities portfolio and other interest-earning assets will likely be at desired levels. We further anticipate that the level of earning assets to total assets will remain relatively stable and at approximately 92%.

Our loan portfolio has historically been primarily comprised of commercial loans, although less so now following the merger with Firstbank. Commercial loans increased $231 million during 2015, and at December 31, 2015 totaled $1.95 billion, or 85.5% of the loan portfolio. As of December 31, 2014, the commercial loan portfolio comprised 82.1% of total loans. Commercial and industrial loans were up $146 million, non-owner occupied commercial real estate (“CRE”) loans increased $84.8 million and owner occupied CRE loans increased $15.5 million, while multi-family and residential rental loans decreased $7.8 million and vacant land, land development and residential construction loans were down $6.9 million. As a percent of total commercial loans, commercial and industrial loans and owner occupied CRE loans combined equaled 58.7% as of December 31, 2015, compared to 57.2% as of December 31, 2014.

We have significantly enhanced our commercial loan calling efforts over the past few years. We are very pleased with the approximately $1.2 billion in new commercial term loan fundings over the past four years, and our current commercial loan pipeline reports indicate continued strong commercial loan funding opportunities in future periods. Also, as of December 31, 2015, availability on existing construction and development loans totaled about $90 million, with most of those commitments expected to be drawn during 2016. Further, we have made additional lending commitments totaling about $178 million, a majority of which we expect to be accepted and funded over the next 12 to 18 months. Our commercial loan officers also report substantial additional opportunities they are currently discussing with existing borrowers and potential new customers.

We continue to experience commercial loan principal paydowns and payoffs. While a portion of the principal paydowns and payoffs received thus far have been welcomed, such as on stressed lending relationships, we have also experienced significant instances where well-performing relationships have been refinanced at other financial institutions or non-bank companies, and other situations where the borrower has sold the underlying asset. In many of those cases where the loans have been refinanced elsewhere, we believed the terms and conditions of the new lending arrangements were too aggressive, generally reflecting the very competitive banking environment in our markets. We remain committed to prudent underwriting standards that provide for an appropriate yield and risk relationship, as well as concentration limits we have established within our commercial loan portfolio. In addition, we continue to receive accelerated principal paydowns from certain borrowers who have elevated deposit balances generally resulting from profitable operations and an apparent unwillingness to expand their business and /or replace equipment due to economic- and tax-related uncertainties. Usage of existing commercial lines of credit has remained relatively steady.

One-to-four family mortgage loans and other consumer loans declined a combined $42.9 million during 2015, and at December 31, 2015 totaled a combined $331 million, or 14.5% of the loan portfolio. One-to-four family mortgage loans and other consumer-related loans combined equated to 17.9% of total loans as of December 31, 2014.

The following table summarizes our loan portfolio:

	12/31/15	12/31/14	12/31/13	12/31/12	12/31/11
Commercial:
Commercial & Industrial	$696,303,000	$550,629,000	$286,373,000	$285,322,000	$266,548,000
Land Development & Construction	45,120,000	51,977,000	36,741,000	48,099,000	63,467,000
Owner Occupied Commercial RE	445,919,000	430,406,000	261,877,000	259,277,000	264,426,000
Non-Owner Occupied Commercial RE	644,351,000	559,594,000	364,066,000	324,886,000	334,165,000
Multi-Family & Residential Rental	115,003,000	122,772,000	37,639,000	50,922,000	68,299,000
Total Commercial	1,946,696,000	1,715,378,000	986,696,000	968,506,000	996,905,000

Retail:
1-4 Family Mortgages	190,385,000	214,695,000	31,467,000	33,766,000	33,181,000
Home Equity & Other Consumer Loans	140,646,000	159,204,000	35,080,000	38,917,000	42,336,000
Total Retail	331,031,000	373,899,000	66,547,000	72,683,000	75,517,000

Total	$2,277,727,000	$2,089,277,000	$1,053,243,000	$1,041,189,000	$1,072,422,000

The following table presents total loans outstanding as of December 31, 2015, according to scheduled repayments of principal on fixed rate loans and repricing frequency on variable rate loans. Floating rate loans that are currently at interest rate floors are treated as fixed rate loans and are reflected using maturity date and not repricing frequency.

	Less Than	One Through	More Than
	One Year	Five Years	Five Years	Total

Construction and land development	$80,294,000	$58,996,000	$62,596,000	$201,886,000
Real estate - residential properties	47,796,000	147,187,000	121,423,000	316,406,000
Real estate - multi-family properties	1,951,000	23,691,000	27,519,000	53,161,000
Real estate - commercial properties	334,857,000	538,823,000	131,606,000	1,005,286,000
Commercial and industrial	445,096,000	180,518,000	22,268,000	647,882,000
Consumer	4,148,000	38,315,000	10,643,000	53,106,000
Total loans	$914,142,000	$987,530,000	$376,055,000	$2,277,727,000

Fixed rate loans	$310,693,000	$962,346,000	$365,531,000	$1,638,570,000
Floating rate loans	603,449,000	25,184,000	10,524,000	639,157,000
Total loans	$914,142,000	$987,530,000	$376,055,000	$2,277,727,000

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

Nonperforming assets, comprised of nonaccrual loans, loans past due 90 days or more and accruing interest and foreclosed properties, totaled $6.7 million (0.2% of total assets) as of December 31, 2015, compared to $31.4 million (1.1% of total assets) as of December 31, 2014. The volume of nonperforming assets has generally been on a declining trend since the peak of $118 million on March 31, 2010. Reductions in nonperforming assets over the past couple of years primarily reflect principal payments on nonaccrual loans and sales proceeds on foreclosed properties. One commercial loan relationship, which was placed on nonaccrual during late 2014, accounted for approximately 70% of total nonperforming assets at year-end 2014. This relationship was resolved during mid-2015. Given the low level of nonperforming loans and accruing loans 30 to 89 days delinquent, combined with the declining level of watch list credits and what we believe are strong credit administration practices, we are pleased with the overall quality of the loan portfolio.

The following tables provide a breakdown of nonperforming assets by property type:

NONPERFORMING LOANS

	12/31/15	12/31/14	12/31/13	12/31/12	12/31/11
Residential Real Estate:
Land Development	$23,000	$84,000	$40,000	$1,188,000	$1,179,000
Construction	0	0	0	319,000	686,000
Owner Occupied / Rental	2,917,000	4,229,000	4,219,000	4,321,000	6,018,000
	2,940,000	4,313,000	4,259,000	5,828,000	7,883,000

Commercial Real Estate:
Land Development	155,000	209,000	389,000	737,000	1,661,000
Construction	0	0	0	0	409,000
Owner Occupied	2,131,000	18,091,000	885,000	2,577,000	8,133,000
Non-Owner Occupied	108,000	378,000	169,000	9,093,000	23,914,000
	2,394,000	18,678,000	1,443,000	12,407,000	34,117,000

Non-Real Estate:
Commercial Assets	69,000	6,401,000	1,016,000	734,000	3,060,000
Consumer Assets	41,000	42,000	0	1,000	14,000
	110,000	6,443,000	1,016,000	735,000	3,074,000

Total	$5,444,000	$29,434,000	$6,718,000	$18,970,000	$45,074,000

OTHER REAL ESTATE OWNED & REPOSSESSED ASSETS

	12/31/15	12/31/14	12/31/13	12/31/12	12/31/11
Residential Real Estate:
Land Development	$0	$329,000	$427,000	$1,174,000	$4,300,000
Construction	0	0	22,000	157,000	711,000
Owner Occupied / Rental	598,000	722,000	207,000	491,000	1,120,000
	598,000	1,051,000	656,000	1,822,000	6,131,000

Commercial Real Estate:
Land Development	0	0	92,000	52,000	450,000
Construction	0	0	0	0	0
Owner Occupied	612,000	247,000	164,000	957,000	2,509,000
Non-Owner Occupied	83,000	697,000	1,939,000	4,139,000	6,192,000
	695,000	944,000	2,195,000	5,148,000	9,151,000

Non-Real Estate:
Commercial Assets	0	0	0	0	0
Consumer Assets	0	0	0	0	0
	0	0	0	0	0

Total	$1,293,000	$1,995,000	$2,851,000	$6,970,000	$15,282,000

The following tables provide a reconciliation of nonperforming assets:

NONPERFORMING LOANS RECONCILIATION

	2015	2014	2013	2012	2011

Beginning balance	$29,434,000	$6,718,000	$18,970,000	$45,074,000	$69,444,000
Additions, net of transfers to other real estate owned	4,543,000	25,871,000	1,726,000	4,998,000	12,750,000
Returns to performing status	(48,000)	(779,000)	0	(774,000)	(766,000)
Principal payments	(23,641,000)	(2,063,000)	(10,934,000)	(25,095,000)	(24,795,000)
Loan charge-offs	(4,844,000)	(313,000)	(3,044,000)	(5,233,000)	(11,559,000)

Total	$5,444,000	$29,434,000	$6,718,000	$18,970,000	$45,074,000

OTHER REAL ESTATE OWNED & REPOSSESSED ASSETS RECONCILIATION

	2015	2014	2013	2012	2011

Beginning balance	$1,995,000	$2,851,000	$6,970,000	$15,282,000	$16,675,000
Additions	2,186,000	2,593,000	2,181,000	11,808,000	11,504,000
Sale proceeds	(2,377,000)	(3,183,000)	(5,585,000)	(16,916,000)	(10,340,000)
Valuation write-downs	(511,000)	(266,000)	(715,000)	(3,204,000)	(2,557,000)

Total	$1,293,000	$1,995,000	$2,851,000	$6,970,000	$15,282,000

Gross loan charge-offs equaled $6.3 million during 2015, while recoveries of prior period charge-offs totaled $2.9 million. Resulting net loan charge-offs equaled $3.4 million, or 0.15% of average total loans. A majority of the gross loan charge-offs was associated with the aforementioned large distressed commercial loan relationship that was resolved in mid-2015. We continue our collection efforts on charged-off loans, and expect to record recoveries in future periods; however, given the nature of these efforts, it is not practical to forecast the dollar amount and timing of recoveries.

The following table summarizes changes in the allowance for originated loan losses for the past five years:

	2015	2014	2013	2012	2011

Originated loans outstanding at year-end	$1,616,587,000	$1,246,116,000	$1,053,243,000	$1,041,189,000	$1,072,422,000

Daily average balance of originated loans outstanding during the year	$1,428,150,000	$1,141,682,000	$1,050,961,000	$1,049,315,000	$1,148,671,000

Balance of allowance for originated loans at beginning of year	$19,299,000	$22,821,000	$28,677,000	$36,532,000	$45,368,000

Originated loans charged-off:
Commercial, financial and agricultural	(4,910,000)	(840,000)	(3,596,000)	(11,311,000)	(12,373,000)
Construction and land development	(4,000)	(36,000)	(822,000)	(348,000)	(2,919,000)
Residential real estate	(1,053,000)	(484,000)	(862,000)	(938,000)	(4,422,000)
Instalment loans to individuals	(228,000)	(70,000)	(10,000)	(46,000)	(183,000)
Total charge-offs	(6,195,000)	(1,430,000)	(5,290,000)	(12,643,000)	(19,897,000)

Recoveries of previously charged-off originated loans:
Commercial, financial and agricultural	2,535,000	1,117,000	4,795,000	7,076,000	3,186,000
Construction and land development	122,000	180,000	897,000	285,000	441,000
Residential real estate	122,000	404,000	933,000	469,000	513,000
Instalment loans to individuals	51,000	0	9,000	58,000	21,000
Total recoveries	2,830,000	1,701,000	6,634,000	7,888,000	4,161,000

Net loan (charge-offs) recoveries	(3,365,000)	271,000	1,344,000	(4,755,000)	(15,736,000)

Provision for loan losses for originated loans	(701,000)	(3,793,000)	(7,200,000)	(3,100,000)	6,900,000

Balance of allowance for originated loans at end of year	$15,233,000	$19,299,000	$22,821,000	$28,677,000	$36,532,000

Ratio of net loan (charge-offs) recoveries to average loans outstanding during the year	(0.24% )	0.02%	0.13%	(0.45% )	(1.37% )

Ratio of allowance to originated loans outstanding at year-end	0.94%	1.55%	2.17%	2.75%	3.41%

The following table illustrates the breakdown of the allowance for originated loans balance by loan type (dollars in thousands) and of the total originated loan portfolio (in percentages):

	12/31/2015		12/31/2014		12/31/2013		12/31/2012		12/31/2011
	Amount	Loan Portfolio	Amount	Loan Portfolio	Amount	Loan Portfolio	Amount	Loan Portfolio	Amount	Loan Portfolio

Commercial, financial and agricultural	$12,017	80.7%	$16,112	82.8%	$17,860	84.0%	$22,646	85.3%	$28,913	83.3%
Construction and land development	1,655	10.9	1,012	8.8	1,858	8.9	2,246	6.2	3,484	7.5

Residential real estate	1,235	6.4	1,974	7.2	3,027	6.8	3,646	8.1	3,895	8.8
Instalment loans to individuals	186	2.0	125	1.2	68	0.3	139	0.4	158	0.4
Unallocated	140	0.0	76	0.0	8	0.0	0	0.0	82	0.0
Total	$15,233	100.0%	$19,299	100.0%	$22,821	100.0%	$28,677	100.0%	$36,532	100.0%

The following table depicts the ratio of our allowance to nonperforming loans:

	12/31/15	12/31/14	12/31/13	12/31/12	12/31/11

Ratio of allowance to nonperforming loans	288.04%	68.09%	339.70%	151.17%	81.05%

The decline in the ratio of our allowance to nonperforming loans during 2014 primarily reflects the aforementioned one distressed commercial loan relationship that was placed into nonaccrual status in late 2014 but resolved during mid-2015.

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

A migration analysis is completed quarterly to assist us in determining appropriate reserve allocation factors for non-impaired commercial loans. Our migration takes into account various time periods, with most weight placed on the twenty-quarter time frame. At year-end 2014 and for several years leading up to that date, we had been placing most weight on the twelve-quarter time frame. During 2015, we made the change to reflect our belief that the twenty-quarter period represents an appropriate range of economic conditions, and that it provides for an appropriate basis in determining reserve allocation factors given current economic conditions and the general market consensus of economic conditions in the near future.

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

The primary risk elements with respect to commercial loans are the financial condition of the borrower, the sufficiency of collateral, and the timeliness of scheduled payments. We have a policy of requesting and reviewing periodic financial statements from commercial loan customers, and we have a disciplined and formalized review of the existence of collateral and its value. The primary risk element with respect to each residential real estate loan and consumer loan is the timeliness of scheduled payments. We have a reporting system that monitors past due loans and have adopted policies to pursue creditor’s rights in order to preserve our collateral position.

The allowance for originated loans equaled $15.2 million as of December 31, 2015, or 0.9% of total originated loans outstanding, compared to 1.5% at year-end 2014. The allowance for acquired loans equaled $0.5 million as of December 31, 2015, compared to $0.7 million at year-end 2014. A large portion of the recent decline in the level of the allowance for originated loans reflects the elimination and reduction of specific reserves due to successful collection efforts, while the remainder of the decline is primarily associated with commercial loan upgrades and reductions in most reserve allocation factors on non-impaired commercial loans resulting from the impact of lower net loan charge-offs in recent periods on our migration calculations.

As of December 31, 2015, the allowance for originated loans was comprised of $13.7 million in general reserves relating to non-impaired loans, $0.5 million in specific reserve allocations relating to nonaccrual loans, and $1.0 million in specific allocations on other loans, primarily accruing loans designated as troubled debt restructurings. Troubled debt restructurings totaled $21.7 million at December 31, 2015, consisting of $2.4 million that are on nonaccrual status and $19.3 million that are on accrual status. The latter, while considered and accounted for as impaired loans in accordance with accounting guidelines, is not included in our nonperforming loan totals. Impaired loans with an aggregate carrying value of $1.2 million as of December 31, 2015 had been subject to previous partial charge-offs aggregating $4.9 million. Those partial charge-offs were recorded as follows: $4.3 million in 2015, less than $0.1 million in 2014, 2013 and 2012, $0.4 million in 2011 and $0.2 million in 2010. As of December 31, 2015, specific reserves allocated to impaired loans that had been subject to a previous partial charge-off totaled less than $0.1 million.

The following table provides a breakdown of our loans categorized as troubled debt restructurings:

	12/31/15	12/31/14	12/31/13	12/31/12	12/31/11

Performing	$19,336,000	$24,001,000	$30,247,000	$38,148,000	$26,155,000
Nonperforming	2,358,000	26,433,000	4,645,000	12,612,000	14,508,000

Total	$21,694,000	$50,434,000	$34,892,000	$50,760,000	$40,663,000

Although we believe the allowance is adequate to absorb losses as they arise, there can be no assurance that we will not sustain losses in any given period that could be substantial in relation to, or greater than, the size of the allowance.

Securities available for sale decreased $85.9 million during 2015, totaling $347 million as of December 31, 2015. The securities portfolio equaled 14.9% of average earning assets during 2015. Purchases during 2015, generally limited to municipal bonds, totaled $10.6 million. Proceeds from matured and called U.S. Government agency and municipal bonds during 2015 totaled $47.5 million and $21.5 million, respectively, with another $24.9 million from principal paydowns on mortgage-backed securities. In addition, proceeds from the sales of municipal bonds totaled $1.5 million. At December 31, 2015, the securities portfolio was primarily comprised of U.S. Government agency bonds (42%), municipal bonds (38%) and U.S. Government agency issued or guaranteed mortgage-backed securities (19%). All of our securities are currently designated as available for sale, and therefore are stated at fair value. The fair value of securities designated as available for sale at December 31, 2015 totaled $347 million, including a net unrealized gain of $2.2 million. We maintain the securities portfolio at levels to provide adequate pledging and secondary liquidity for our daily operations. In addition, the securities portfolio serves a primary interest rate risk management function.

We expect purchases during the first half of 2016 to be generally limited to the occasional acquisition of municipal bonds, as a majority of the cash flow from maturities and calls on U.S. Government agency and municipal bonds and from paydowns on mortgage-backed securities is expected to be used to fund anticipated loan growth. Towards mid-2016, we expect the securities portfolio to be at the desired level as a percent of total assets, so thereafter we expect to re-invest the cash flows into new investments for the remainder of 2016 and future periods. Additional purchases will be likely to maintain the securities portfolio at the desired level. All securities purchases will likely consist of the types of investments we currently own.

The following table reflects the composition of the securities portfolio:

	12/31/15		12/31/14		12/31/13
	Carrying		Carrying		Carrying
	Value	Percent	Value	Percent	Value	Percent

U.S. Government agency debt obligations	$147,040,000	42.4%	$193,468,000	44.7%	$98,477,000	75.1%

Mortgage-backed securities	67,074,000	19.3	93,561,000	21.6	13,558,000	10.3

Municipal general obligations	122,023,000	35.2	133,082,000	30.8	16,872,000	12.9

Municipal revenue bonds	8,914,000	2.6	10,873,000	2.5	916,000	0.7

Other investments	1,941,000	0.5	1,928,000	0.4	1,355,000	1.0

Totals	$346,992,000	100.0%	$432,912,000	100.0%	$131,178,000	100.0%

FHLBI stock totaled $7.6 million as of December 31, 2015, compared to $13.7 million as of December 31, 2014. The $6.1 million decline reflects the impact of an involuntary excess stock repurchase program by the FHLBI during 2015. Our investment in FHLBI stock is necessary to engage in their advance and other financing programs. We continue to receive regular quarterly cash dividends, and we expect a cash dividend will continue in future quarterly periods.

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

The following table shows by class of maturities as of December 31, 2015, the amounts and weighted average yields (on a fully taxable-equivalent basis) of investment securities:

	Carrying	Average
	Value	Yield

Obligations of U.S. Government agencies:
One year or less	$25,537,000	0.55%
Over one through five years	43,937,000	1.40
Over five through ten years	25,108,000	2.91
Over ten years	52,458,000	3.40
	147,040,000	2.22
Obligations of states and political subdivisions:
One year or less	14,862,000	1.46
Over one through five years	80,432,000	1.97
Over five through ten years	29,492,000	3.74
Over ten years	6,151,000	5.02
	130,937,000	2.45

Mortgage-backed securities	67,074,000	1.75
Other investments	1,941,000	2.51

Totals	$346,992,000	2.22%

Other interest-bearing assets, primarily consisting of excess funds deposited with the Federal Reserve Bank of Chicago and federal funds sold on an overnight basis to a correspondent bank, are used to manage daily liquidity needs and interest rate sensitivity. The average balance of these funds equaled 3.0% of average earning assets during 2015, compared to 4.5% during 2014. We anticipate the level of these earning assets to average approximately 2% of average earning assets in future periods.

Non-Earning Assets

Cash and due from bank balances averaged about 2% of total assets during 2015, with no significant changes expected in future periods. Net premises and fixed assets equaled $46.9 million as of December 31, 2015, or about 2% of total assets. Net purchases during 2015 totaled $1.1 million, while depreciation expense aggregated to $3.0 million. Foreclosed and repossessed assets totaled $1.3 million at December 31, 2015, compared to $2.0 million at December 31, 2014. While we expect further transfers from loans to foreclosed and repossessed assets in future periods reflecting our collection efforts on some impaired lending relationships, we believe the strong quality of our loan portfolio will limit any overall increase in, and average balance of, this nonperforming asset category.

Source of Funds

Total deposits decreased $1.5 million during 2015, totaling $2.28 billion as of December 31, 2015. Out-of-area deposits decreased $54.2 million during 2015, and equaled 5.3% of total deposits at year-end 2015, compared to 7.7% as of December 31, 2014.

Noninterest-bearing checking accounts increased $116 million during 2015, generally due to deposit account openings as part of recently established commercial lending relationships and transfers from business-related interest-bearing checking accounts to new noninterest-bearing checking accounts reflecting updated interest rate and fee structures. Interest-bearing checking accounts decreased $10.0 million, savings deposits grew $2.3 million and money market deposit accounts increased $38.8 million. Local time deposits declined $94.2 million, in large part reflecting a combination of transfers to money market deposit accounts at maturity and the non-renewal of certain public unit time deposits at maturity. The former is a continuation of a trend over the past several years due to the very low interest rate environment, and we expect this trend to continue at least until short term interest rates start to increase in a meaningful way, while the latter generally reflects withdrawals by certain public entities that have taken a portion of their maturing funds to other financial institutions that are paying higher rates of interest.

Sweep accounts decreased $12.8 million during 2015, totaling $155 million at December 31, 2015; however, the average balance of $147 million during 2015 was similar to the average balance during 2014 subsequent to the merger with Firstbank. Our sweep account program entails transferring collected funds from certain business noninterest-bearing checking accounts to overnight interest-bearing repurchase agreements. Such repurchase agreements are not deposit accounts and are not afforded federal deposit insurance. All of our repurchase agreements are accounted for as secured borrowings.

FHLBI advances increased $14.0 million during 2015, totaling $68.0 million as of December 31, 2015. FHLBI advances are primarily used to assist in funding loan demand, as well as playing an integral role in our interest rate risk management program. FHLBI advances are generally collateralized by a blanket lien on our residential mortgage loan portfolio. Our borrowing line of credit at year-end 2015 totaled $467 million, with availability of $399 million.

Shareholders’ equity increased $5.7 million during 2015, totaling $334 million as of December 31, 2015. Positively impacting shareholders’ equity was net income of $27.0 million, while negatively affecting shareholders’ equity were cash dividends on our common stock totaling $9.5 million and our share repurchase program that aggregated $15.8 million. Activity relating to the issuance and sale of common stock through various stock-based compensation programs and our dividend reinvestment plan positively impacted shareholders’ equity by a total of $2.7 million.

RESULTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2015 and 2014

Summary

We recorded net income of $27.0 million, or $1.63 per basic share and $1.62 per diluted share, for 2015, compared to net income of $17.3 million, or $1.28 per basic and diluted share, for 2014. The results for 2014 were impacted by the merger with Firstbank, which was consummated on June 1, 2014; operating results for 2014 include seven months of operations as a combined organization. After-tax merger-related costs totaled $3.8 million, or $0.28 per basic and diluted share, during 2014. No merger-related costs were recorded in 2015. Our projected annual cost savings as disclosed at the time the merger was announced were $5.5 million, or approximately $1.4 million quarterly. The targeted quarterly cost savings were substantially realized during the fourth quarter of 2014 and fully realized during each quarter of 2015.

The improved earnings performance in 2015 compared to 2014 primarily resulted from increased net interest income, which more than offset increased overhead costs. The increased net interest income primarily resulted from the higher level of average earning assets associated with the completion of the merger; an increased net interest margin, resulting from a decreased cost of funds, also contributed to the higher level of net interest income. The decreased cost of funds in large part reflects the absorption of Firstbank’s lower-costing deposit base; the full benefit of the lower-costing deposit base was realized during the 2015 period, while the 2014 period received partial benefit in light of the effective date of the merger. The continued improvement in the quality of our loan portfolio and associated recoveries of previously charged-off loans, reversals of specific reserves, reduced level of loan-rating downgrades and ongoing loan-rating upgrades produced a positive impact on our loan loss reserve calculations and allowed us to make negative provisions to the loan loss reserve during 2015 and 2014. Increased noninterest income also contributed to the improved earnings performance in 2015; substantially all categories of noninterest income benefitted from the consummation of the merger. The increased noninterest expense was mainly attributable to higher costs necessary to operate the combined company.

The following table shows some of the key performance and equity ratios for the years ended December 31, 2015 and 2014:

	2015	2014
Return on average assets	0.94%	0.76%
Return on average shareholders’ equity	8.19%	6.91%
Average shareholders’ equity to average assets	11.45%	11.05%

Net Interest Income

Net interest income, the difference between revenue generated from earning assets and the interest cost of funding those assets, is our primary source of earnings. Interest income (adjusted for tax-exempt income) and interest expense totaled $113 million and $11.2 million during 2015, respectively, providing for net interest income of $102 million. During 2014, interest income and interest expense equaled $89.6 million and $11.3 million, respectively, providing for net interest income of $78.3 million.

In comparing 2015 with 2014, interest income increased 25.9%, interest expense was down 1.6%, and net interest income increased 29.9%. The level of net interest income is primarily a function of asset size, as the weighted average interest rate received on earning assets is greater than the weighted average interest cost of funding sources; however, factors such as types and levels of assets and liabilities, the interest rate environment, interest rate risk, asset quality, liquidity, and customer behavior also impact net interest income as well as the net interest margin.

The $23.4 million increase in net interest income in 2015 compared to 2014 primarily resulted from a higher level of average earning assets. Average earning assets include Firstbank’s assets from the date of acquisition. During 2015, the net interest margin equaled 3.83%, up from 3.75% during 2014. Although our yield on earning assets declined slightly in 2015 compared to 2014 primarily due to decreased yields on average loans and securities, our cost of funds declined at a greater rate, resulting in the improved net interest margin. The decreased yield on loans reflects the ongoing low interest rate environment and competitive pressures, while the decline in the yield on securities mainly reflects the boarding of Firstbank’s lower-yielding portfolio. The decreased cost of funds was positively impacted by the absorption of Firstbank’s lower-costing interest-bearing liability base.

The following table depicts the average balance, interest earned and paid, and weighted average rate of our assets, liabilities and shareholders’ equity during 2015, 2014 and 2013. The subsequent table also depicts the dollar amount of change in interest income and interest expense of interest-earning assets and interest-bearing liabilities, segregated between change due to volume and change due to rate. For tax-exempt investment securities, interest income and yield have been computed on a tax equivalent basis using a marginal tax rate of 35%. As a result, securities interest income was increased $0.6 million in 2015 and $0.5 million in both 2014 and 2013.

(Dollars in thousands)	Years ended December 31,
	2 0 1 5			2 0 14			2 0 1 3
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
Taxable securities	$281,476	$5,919	2.10%	$262,696	$6,417	2.44%	$117,887	$4,134	3.51%
Tax-exempt securities	114,603	2,649	2.31	78,075	2,157	2.76	25,706	1,434	5.58
Total securities	396,079	8,568	2.16	340,771	8,574	2.52	143,593	5,568	3.88

Loans	2,178,276	104,106	4.78	1,653,605	80,824	4.89	1,050,961	52,924	5.04
Interest-bearing deposits	68,234	188	0.28	46,161	110	0.24	7,703	21	0.28
Federal funds sold	10,719	27	0.25	48,690	124	0.25	83,468	212	0.25
Total earning assets	2,653,308	112,889	4.25	2,089,227	89,632	4.29	1,285,725	58,725	4.57

Allowance for loan losses	(18,082)			(21,214)			(26,505)
Cash and due from banks	46,714			35,248			17,420
Other non-earning assets	199,557			166,652			115,758

Total assets	$2,881,497			$2,269,913			$1,392,398

Interest-bearing demand deposits	$404,866	$721	0.18%	$323,335	$1,141	0.35%	$204,945	$1,276	0.62%
Savings deposits	341,265	401	0.12	223,658	405	0.18	55,214	142	0.26
Money market accounts	268,071	420	0.16	196,723	364	0.19	134,875	366	0.27
Time deposits	657,938	6,048	0.92	648,102	6,468	1.00	504,672	7,128	1.41
Total interest-bearing deposits	1,672,140	7,590	0.45	1,391,818	8,378	0.60	899,706	8,912	0.99

Short-term borrowings	146,826	157	0.11	105,474	122	0.12	65,939	80	0.12
Federal Home Loan Bank advances	55,556	765	1.38	51,456	636	1.24	39,082	533	1.36
Other borrowings	58,509	2,642	4.52	51,642	2,204	4.27	34,505	1,261	3.65
Total interest-bearing liabilities	1,933,031	11,154	0.58	1,600,390	11,340	0.71	1,039,232	10,786	1.04

Demand deposits	606,750			407,870			197,621
Other liabilities	11,929			10,774			5,555
Total liabilities	2,551,710			2,019,034			1,242,408
Average equity	329,787			250,879			149,990
Total liabilities and equity	$2,881,497			$2,269,913			$1,392,398

Net interest income		$101,735			$78,292			$47,939
Rate spread			3.67%			3.58%			3.53%
Net interest margin			3.83%			3.75%			3.73%

	Years ended December 31,
	2015 over 2014			2014 over 2013
	Total	Volume	Rate	Total	Volume	Rate
Increase (decrease) in interest income
Taxable securities	$(498,000)	$437,000	$(935,000)	$2,283,000	$3,842,000	$(1,559,000)
Tax exempt securities	492,000	887,000	(395,000)	723,000	1,740,000	(1,017,000)
Loans	23,282,000	25,113,000	(1,831,000)	27,900,000	29,447,000	(1,547,000)
Interest-bearing deposit balances	78,000	59,000	19,000	89,000	92,000	(3,000)
Federal funds sold	(97,000)	(97,000)	0	(88,000)	(88,000)	0
Net change in tax-equivalent interest income	23,257,000	26,399,000	(3,142,000)	30,907,000	35,033,000	(4,126,000)

Increase (decrease) in interest expense
Interest-bearing demand deposits	(420,000)	239,000	(659,000)	(135,000)	555,000	(690,000)
Savings deposits	(4,000)	168,000	(172,000)	263,000	316,000	(53,000)
Money market accounts	56,000	118,000	(62,000)	(2,000)	136,000	(138,000)
Time deposits	(420,000)	97,000	(517,000)	(660,000)	1,733,000	(2,393,000)
Short-term borrowings	35,000	45,000	(10,000)	42,000	46,000	(4,000)
Federal Home Loan Bank advances	129,000	53,000	76,000	103,000	157,000	(54,000)
Other borrowings	438,000	305,000	133,000	943,000	705,000	238,000
Net change in interest expense	(186,000)	1,025,000	(1,211,000)	554,000	3,648,000	(3,094,000)
Net change in tax-equivalent net interest income	$23,443,000	$25,374,000	$(1,931,000)	$30,353,000	$31,385,000	$(1,032,000)

Interest income is primarily generated from the loan portfolio, and to a significantly lesser degree, from securities and other interest-earning assets. Interest income increased $23.3 million during 2015 from that earned in 2014, totaling $113 million in 2015 compared to $89.6 million in the previous year. The increase in interest income is attributable to a higher level of average earning assets, which more than offset a slight decrease in the yield on average earning assets. During 2015, earning assets averaged $2.65 billion, or $564 million higher than average earning assets during 2014; average earning assets include Firstbank’s assets from the date of acquisition. Average loans increased $525 million, average securities increased $55.3 million, and average other interest-earning assets decreased $15.9 million. During 2015 and 2014, earning assets had an average yield (tax equivalent-adjusted basis) of 4.25% and 4.29%, respectively. The lower yield on average earning assets in 2015 primarily resulted from decreased yields on loans and securities, which more than offset the impact of a change in earning asset mix. The decreased yield on loans reflects the ongoing low interest rate environment and competitive pressures, while the decline in the yield on securities mainly reflects the boarding of Firstbank’s lower-yielding portfolio. The negative impacts of the lower yields on loans and securities on the yield on average earning assets were largely offset by assets shifting out of the lower-yielding securities portfolio and other interest-earning asset category and into the higher-yielding loan portfolio, capitalizing on an opportunity growing out of the merger with Firstbank; the yield on average earning assets was relatively stable during 2015, ranging from 4.23% to 4.30% on a quarterly basis. Average loans represented about 82% of average earning assets during 2015, up from approximately 79% during 2014.

Interest income generated from the loan portfolio increased $23.3 million in 2015 compared to the level earned in 2014; growth in the loan portfolio during 2015 resulted in a $25.1 million increase in interest income, while a decline in loan yield from 4.89% in 2014 to 4.78% in 2015 resulted in a $1.8 million decrease in interest income. The lower yield on average loans mainly resulted from a decreased yield on average commercial loans, which equaled 4.70% in 2015 compared to 4.83% in 2014. The commercial loan yield was negatively impacted by the lowering of rates on certain commercial loans throughout 2015 and 2014 as a result of borrowers warranting decreased loan rates due to improved financial performance, the renewal of certain maturing term loans at lower rates, and competitive pricing pressures. Accretion of acquired loans totaled $5.3 million during 2015, compared to $3.2 million during 2014.

Interest income generated from the securities portfolio in 2015 was virtually the same as the amount recorded during 2014 as the impact of a lower yield was substantially offset by the impact of portfolio growth associated with the merger with Firstbank. The lower yield on average securities equated to a decrease in interest income of $1.3 million, while the higher average portfolio balance resulted in a $1.3 million increase in interest income. Average securities equaled $396 million during 2015, up from $341 million during 2014.  The yield on securities equaled 2.16% in 2015 compared to 2.52% in 2014; the lower yield on average securities primarily resulted from the boarding of Firstbank’s lower-yielding portfolio. Interest income earned on federal funds sold decreased $0.1 million in 2015 compared to 2014 due to a lower average balance, while interest income earned on interest-bearing deposits increased $0.1 million due to a higher average balance, and to a lesser extent, a slight increase in yield.

Interest expense is primarily generated from interest-bearing deposits, and to a lesser degree, from subordinated debentures, FHLBI advances, sweep accounts, and other borrowings. Interest expense decreased $0.1 million during 2015 from that expensed in 2014, totaling $11.2 million in 2015 compared to $11.3 million in the previous year. The decrease in interest expense is attributable to a lower cost of funds, which more than offset a higher level of average interest-bearing liabilities, primarily reflecting the completion of the merger. During 2015 and 2014, interest-bearing liabilities had a weighted average rate of 0.58% and 0.71%, respectively; a decline in interest expense of $1.2 million was recorded during 2015 due to the decreased cost of funds. The decline in the weighted average cost of interest-bearing liabilities primarily reflects the absorption of Firstbank’s lower-costing interest-bearing liability base, maturing fixed-rate certificates of deposit being renewed at lower rates, replaced by lower-costing funds, or allowed to runoff during 2014 and 2015, and the lowering of interest rates on certain deposit account categories during 2015. The weighted average cost of interest-bearing liabilities, equaling 0.56%, 0.54%, 0.60%, and 0.61% during the first, second, third, and fourth quarters of 2015, respectively, remained relatively stable during 2015. During 2015, interest-bearing liabilities averaged $1.93 billion, or $333 million higher than average interest-bearing liabilities of $1.60 billion during the prior year. Growth in these liabilities resulted in increased interest expense of $1.1 million. Interest-bearing liabilities include Firstbank’s liabilities from the date of acquisition. Average interest-bearing deposits were up $280 million, while average short-term borrowings increased $41.3 million, average other borrowings increased $6.9 million, and average FHLBI advances increased $4.1 million.

Average certificates of deposit increased $9.8 million during 2015, which equated to an increase in interest expense of $0.1 million. A $0.5 million reduction in interest expense resulted from a decrease in the average rate paid as higher-rate certificates of deposit matured and were renewed at lower rates, replaced with lower-costing funds, or allowed to runoff throughout 2014 and 2015. An increase in other average interest-bearing deposit accounts, totaling $271 million, equated to a $0.5 million increase in interest expense, while a decrease in the average rate paid on these deposit accounts resulted in a $0.9 million decline in interest expense.

Average short-term borrowings, comprised entirely of sweep accounts, increased $41.4 million during 2015, resulting in a slight increase in interest expense. Average FHLBI advances increased $4.1 million, resulting in a $0.1 million increase in interest expense, while a higher average rate paid on the advances resulted in a $0.1 million increase in interest expense. A $6.9 million increase in average other borrowings, which is comprised of subordinated debentures and deferred director and officer compensation programs, equated to a $0.3 million increase in interest expense, while a higher average rate paid on these borrowings resulted in a $0.1 million increase in interest expense.

As expected, net interest income and the net interest margin were affected during 2014 and 2015 by purchase accounting accretion and amortization entries associated with the fair value measurements recorded effective June 1, 2014. An increase in interest income on loans totaling $3.2 million, as well as a decrease in interest expense on deposits and FHLBI advances aggregating $1.4 million, were recorded during the last seven months of 2014. An increase in interest expense on subordinated debentures totaling $0.4 million was also recorded during the same time period. An increase of $5.3 million in interest income on loans and a decrease of $1.4 million in interest expense on deposits and FHLBI advances were recorded during 2015; in addition, an increase in interest expense on subordinated debentures totaling $0.7 million was recorded. Mercantile expects to continue to record adjustments in interest income on loans and interest expense on subordinated debentures in future periods; however, the adjustments to interest expense on deposits and FHLBI advances ended in July and June of 2015, respectively, in accordance with our fair value measurements at the time of the merger. The resulting increase in interest expense negatively impacted the net interest margin by approximately eight to ten basis points after July 31, 2015.  Mercantile has partially mitigated this negative impact by reallocating the earning asset mix by investing excess lower-yielding overnight funds and cash flows from lower-yielding investments into higher-yielding loans.

Provision for Loan Losses

A negative loan loss provision expense of $1.0 million was recorded in 2015, compared to a negative provision expense of $3.0 million recorded in 2014. The negative provision expense reflects recoveries of previously charged-off loans, reversals of specific reserves, a reduced level of loan-rating downgrades, and ongoing loan-rating upgrades as the quality of the loan portfolio continued to improve. Continued progress in the stabilization of economic and real estate market conditions and resulting collateral valuations also positively impacted provision expense. Negative provision expense was recorded during the first three quarters of 2015; however, a provision expense of $0.5 million was recorded during the fourth quarter of 2015. The provision expense was primarily necessitated by loan growth, which more than offset reductions in the required allowance stemming from the previously mentioned factors. We expect quarterly provision expense during 2016 to be similar to that recorded during the fourth quarter of 2015.

Net loan charge-offs of $3.4 million were recorded during 2015, compared to net loan recoveries of $0.2 million recorded during the prior year. Of the $6.3 million in gross loan charge-offs recorded during 2015, $4.2 million was related to one commercial loan relationship that was resolved during the second quarter. The allowance for originated loans, as a percentage of total originated loans, was 0.9% as of December 31, 2015, compared to 1.5% as of December 31, 2014. Our allowance for acquired loans totaled $0.5 million and $0.7 million as of December 31, 2015 and December 31, 2014, respectively.

Noninterest Income

Noninterest income totaled $16.0 million in 2015, an increase of $6.0 million, or 59.9%, from the $10.0 million earned in 2014. Substantially all categories of noninterest income were higher in 2015 compared to 2014 as a result of the merger, most notably mortgage banking income, credit and debit card income, and service charges on accounts. A higher level of income stemming from payments received on acquired loans that had been charged-off prior to the merger date also contributed to the increased noninterest income. The increased mortgage banking income during 2015 also resulted from the ongoing low interest rate environment and increased purchase activity in our market areas.

Noninterest Expense

Noninterest expense during 2015 totaled $79.4 million, an increase of $13.8 million, or 21.0%, from the $65.6 million expensed in 2014. The increase in noninterest expense was mainly attributable to higher costs necessary to operate the combined company, as 2014 results included only seven months of costs operating as a combined entity. Core deposit intangible amortization expense totaled $3.0 million during 2015, compared to $1.9 million during 2014. During 2015, we recorded $0.5 million in costs related to an embezzlement committed by an employee at a branch location that was discovered through our internal audit procedures near the end of the first quarter of 2015. We do not expect to record any additional expense related to this situation.

Pre-tax merger-related costs totaled $5.4 million during 2014; no merger-related costs were recorded during 2015. Expenses related to the cost efficiency program, which was announced in the fourth quarter of 2015, totaled $0.8 million during 2015; additional costs of less than $0.1 million are expected to be recorded during the first quarter of 2016. The cost efficiency program is expected to save $2.7 million per year on a pre-tax basis beginning in 2016. Excluding cost efficiency program-related expenses and merger-related costs, noninterest expense totaled $78.6 million and $60.2 million in 2015 and 2014, respectively.

Federal Income Tax Expense

During 2015, we recorded income before federal income tax of $38.8 million and a federal income tax expense of $11.8 million, compared to income before federal income tax of $25.2 million and a federal income tax expense of $7.9 million during 2014. The increase in federal income tax expense resulted from the higher level of income before federal income tax. Our effective tax rate was 30.4% during 2015, down from 31.2% during 2014. The elevated tax rate during 2014 primarily resulted from the recording of nondeductible merger-related expenses.

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

Interest income is primarily generated from the loan portfolio, and to a significantly lesser degree, from securities, federal funds sold, and interest-bearing deposits. Interest income increased $30.9 million during 2014 from that earned in 2013, totaling $89.6 million in 2014 compared to $58.7 million in the previous year. The increase in interest income is attributable to a higher level of average earning assets, which more than offset a decreased yield on average earning assets. During 2014 and 2013, earning assets had an average yield (tax equivalent-adjusted basis) of 4.29% and 4.57%, respectively. The decline in earning asset yield in 2014 mainly resulted from a decreased yield on average securities, and to a lesser extent, a decreased yield on average loans. During 2014, earning assets averaged $2.09 billion, or $804 million higher than average earning assets during 2013. Average loans increased $603 million, average securities increased $197 million, average interest-bearing deposits increased $38.5 million, and average federal funds sold decreased $34.8 million.

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

Interest income generated from the securities portfolio increased $3.0 million in 2014 compared to the level earned in 2013 due to portfolio growth associated with the merger with Firstbank, which more than offset a lower yield on average securities.  The higher average portfolio balance resulted in a $5.6 million increase in interest income, while the lower yield on average securities equated to a decrease in interest income of $2.6 million.  Average securities equaled $341 million during 2014, up from $144 million during 2013.  The yield on securities equaled 2.52% in 2014 compared to 3.88% in 2013; the lower yield on average securities primarily resulted from decreased yields on municipal securities, mortgage-backed securities, and U.S. Government agency bonds, reflecting the ongoing low interest rate environment. Interest income earned on federal funds sold decreased $0.1 million in 2014 compared to 2013 due to a lower average balance, while interest income earned on interest-bearing deposits increased $0.1 million due to a higher average balance, which more than offset a slight decline in yield.

Interest expense is primarily generated from interest-bearing deposits, and to a lesser degree, from subordinated debentures, FHLBI advances, repurchase agreements, and other borrowings. Interest expense increased $0.5 million during 2014 from that expensed in 2013, totaling $11.3 million in 2014 compared to $10.8 million in the previous year. The increase in interest expense is attributable to a higher level of average interest-bearing liabilities, primarily reflecting the completion of the merger, which more than offset a decreased cost of funds.

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

During 2014, interest-bearing liabilities averaged $1.60 billion, or $561 million higher than average interest-bearing liabilities of $1.04 billion during the prior year. Growth in these liabilities resulted in increased interest expense of $3.6 million. Interest-bearing liabilities include Firstbank’s liabilities from the date of acquisition. Average interest-bearing deposits were up $492 million, while average short-term borrowings increased $39.6 million, average other borrowings increased $17.1 million, and average FHLBI advances increased $12.4 million.

Average certificates of deposit increased $143 million during 2014, which equated to an increase in interest expense of $1.7 million. A $2.4 million reduction in interest expense resulted from a decrease in the average rate paid as higher-rate certificates of deposit matured and were renewed at lower rates, replaced with lower-costing funds, or allowed to runoff throughout 2013 and 2014. An increase in other average interest-bearing deposit accounts, totaling $349 million, equated to a $1.0 million increase in interest expense, while a decrease in the average rate paid on these deposit accounts resulted in a $0.9 million decline in interest expense.

Average short-term borrowings, comprised entirely of repurchase agreements, increased $39.6 million during 2014, resulting in a slight increase in interest expense. Average FHLBI advances increased $12.4 million, resulting in a $0.2 million increase in interest expense, while a lower average rate paid on the advances resulted in a $0.1 million decrease in interest expense. A $17.1 million increase in average other borrowings, which is comprised of subordinated debentures and deferred director and officer compensation programs, equated to a $0.7 million increase in interest expense, while a higher average rate paid on these borrowings resulted in a $0.2 million increase in interest expense.

Net interest income and the net interest margin were affected by purchase accounting accretion and amortization entries associated with the fair value measurements recorded effective June 1, 2014.  An increase in interest income on loans totaling $3.2 million, as well as a decrease in interest expense on deposits and FHLBI advances aggregating $1.4 million, were recorded during the seven months subsequent to consummation of the Firstbank merger. An increase in interest expense on subordinated debentures totaling $0.4 million was also recorded during the same time period.

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

Net loan recoveries of $0.2 million were recorded during 2014, compared to net loan recoveries of $1.3 million recorded during the prior year. The allowance for originated loans, as a percentage of total originated loans, was 1.5% as of December 31, 2014, compared to 2.2% as of December 31, 2013. Our allowance for acquired loans totaled $0.7 million as of December 31, 2014.

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

Federal Income Tax Expense

During 2014, we recorded income before federal income tax of $25.2 million and a federal income tax expense of $7.9 million, compared to income before federal income tax of $25.1 million and a federal income tax expense of $8.1 million during 2013. The decline in federal income tax expense resulted from a higher level of tax-exempt interest income during 2014. Our effective tax rate decreased from 32.2% in 2013 to 31.2% in 2014, generally reflecting the higher level of tax-exempt interest income.

CAPITAL RESOURCES

Shareholders’ equity increased $5.7 million during 2015, totaling $334 million as of December 31, 2015. Positively impacting shareholders’ equity was net income of $27.0 million, while negatively affecting shareholders’ equity were cash dividends on our common stock totaling $9.5 million and our share repurchase program that aggregated $15.8 million. Activity relating to the issuance and sale of common stock through various stock-based compensation programs and our dividend reinvestment plan positively impacted shareholders’ equity by a total of $2.7 million.

We and our bank are subject to regulatory capital requirements administered by state and federal banking agencies. Failure to meet the various capital requirements can initiate regulatory action that could have a direct material effect on the financial statements. As of December 31, 2015, our bank’s total risk-based capital ratio was 13.5%, compared to 14.4% at December 31, 2014. Our bank’s total regulatory capital increased $14.7 million during 2015, primarily reflecting the net impact of net income totaling $29.8 million, a decrease in the amount of disallowed core deposit intangible of $12.7 million stemming from the enactment of the new regulatory capital guidelines on January 1, 2015, and cash dividends paid to Mercantile Bank Corporation aggregating $24.1 million. Our bank’s total risk-based capital ratio was also impacted by a $254 million increase in total risk-weighted assets, primarily resulting from net loan growth. As of December 31, 2015, our bank’s total regulatory capital equaled $347 million, or approximately $90 million in excess of the amount necessary to attain the 10.0% minimum total risk-based capital ratio, which is among the requirements to be categorized as “well capitalized.”

On January 30, 2015, our Board of Directors authorized a new program to repurchase up to $20.0 million of our common stock from time to time in open market transactions at prevailing market prices or by other means in accordance with applicable regulations. During 2015, we repurchased 788,541 shares of stock at an average price of $19.99, equating to a total cost of $15.8 million. Funding for the repurchases was provided from cash dividends paid to us from our bank. It is likely that we will repurchase the remaining $4.2 million during 2016, with funding provided from additional cash dividends paid to us from our bank.

On January 26, 2016, we closed on a repurchase of trust preferred securities that were auctioned as part of a pooled collateralized debt obligation (“Fund”). The Fund owned $11.0 million of the $32.0 million in trust preferred securities that had been issued by Mercantile Bank Capital Trust I, a wholly-owned business trust subsidiary. The $11.0 million in trust preferred securities was retired upon the repurchase, resulting in a commensurate reduction in the related Floating Rate Junior Subordinate Note, leaving $21.0 million outstanding. Our winning bid equated to 73% of the $11.0 million par value, with the 27% discount resulting in an after-tax gain of approximately $1.8 million, or $0.11 per diluted share. On a pro forma basis as of December 31, 2015, the repurchase resulted in a nine basis point increase in our tangible equity to tangible assets ratio and an $0.11 increase in our tangible book value per share, but an approximately 35 basis point decline in our regulatory tier 1 capital and total risk-based capital ratios. The repurchase was funded via a $9.1 million cash dividend from our bank, resulting in a similar approximately 35 basis point decline in the regulatory capital ratios. Subsequent to the repurchase, our and our bank’s regulatory capital ratios remained well above the minimum thresholds to be categorized as well capitalized.

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

To assist in providing needed funds, we regularly obtained monies from wholesale funding sources. Wholesale funds, primarily comprised of deposits from customers outside of our market areas and advances from the FHLBI, totaled $189 million, or 7.6% of combined deposits and borrowed funds as of December 31, 2015, compared to $230 million, or 9.2% of combined deposits and borrowed funds, as of December 31, 2014.

Sweep accounts decreased $12.8 million during 2015, totaling $155 million at December 31, 2015; however, the average balance of $147 million during 2015 was similar to the average balance during 2014 subsequent to the merger with Firstbank. Our sweep account program entails transferring collected funds from certain business noninterest-bearing checking accounts to overnight interest-bearing repurchase agreements. Such repurchase agreements are not deposit accounts and are not afforded federal deposit insurance. All of our repurchase agreements are accounted for as secured borrowings. Information regarding our repurchase agreements as of December 31, 2015 and during 2015 is as follows:

Outstanding balance at December 31, 2015	$154,771,000
Weighted average interest rate at December 31, 2015	0.11%
Maximum daily balance twelve months ended December 31, 2015	$168,211,000
Average daily balance for twelve months ended December 31, 2015	$146,826,000
Weighted average interest rate for twelve months ended December 31, 2015	0.11%

FHLBI advances increased $14.0 million during 2015, totaling $68.0 million as of December 31, 2015. FHLBI advances are primarily used to assist in funding loan demand, as well as playing an integral role in our interest rate risk management program. FHLBI advances are generally collateralized by a blanket lien on our residential mortgage loan portfolio. Our borrowing line of credit at year-end 2015 totaled $467 million, with availability of $399 million.

We also have the ability to borrow up to $58.0 million on a daily basis through correspondent banks using established unsecured federal funds purchased lines of credit. We did not access these lines of credit during 2015; in fact, we have not accessed the lines of credit since January of 2010. In contrast, our interest-bearing deposit account at the Federal Reserve Bank of Chicago, other interest-earning deposit accounts, and federal funds sold combined averaged $79.0 million during 2015. We have a line of credit through the Discount Window of the Federal Reserve Bank of Chicago. Using certain municipal bonds as collateral, we could have borrowed up to $16.8 million at December 31, 2015. We did not utilize this line of credit during the past six years, and do not plan to access this line of credit in future periods.

The following table reflects, as of December 31, 2015, significant fixed and determinable contractual obligations to third parties by payment date, excluding accrued interest:

	One Year	One to	Three to	Over
	or Less	Three Years	Five Years	Five Years	Total

Deposits without a stated maturity	$1,685,111,000	$0	$0	$0	$1,685,111,000
Certificates of deposit	305,122,000	217,763,000	67,386,000	0	590,271,000
Short-term borrowings	154,771,000	0	0	0	154,771,000
Federal Home Loan Bank advances	3,000,000	45,000,000	10,000,000	10,000,000	68,000,000
Subordinated debentures	0	0	0	55,154,000	55,154,000
Other borrowed money	0	0	0	3,905,000	3,905,000
Property leases	409,000	812,000	298,000	44,000	1,563,000

In addition to normal loan funding and deposit flow, we must maintain liquidity to meet the demands of certain unfunded loan commitments and standby letters of credit. At December 31, 2015, we had a total of $787 million in unfunded loan commitments and $34.9 million in unfunded standby letters of credit. Of the total unfunded loan commitments, $609 million were commitments available as lines of credit to be drawn at any time as customers’ cash needs vary, and $178 million were for loan commitments generally expected to close and become funded within the next twelve months. We regularly monitor fluctuations in loan balances and commitment levels, and include such data in our overall liquidity management.

The following table depicts our loan commitments at the end of the past three years:

	12/31/15	12/31/14	12/31/13

Commercial unused lines of credit	$522,658,000	$554,856,000	$257,937,000
Unused lines of credit secured by 1-4 family residential properties	61,905,000	60,983,000	23,429,000
Credit card unused lines of credit	15,612,000	11,649,000	9,013,000
Other consumer unused lines of credit	8,583,000	8,673,000	5,695,000
Commitments to make loans	178,034,000	110,126,000	58,799,000
Standby letters of credit	34,946,000	35,461,000	19,670,000

Total	$821,738,000	$781,748,000	$374,543,000

We monitor our liquidity position and funding strategies on an ongoing basis, but recognize that unexpected events, economic or market conditions, reductions in earnings performance, declining capital levels or situations beyond our control could cause liquidity challenges. While we believe it is unlikely that a funding crisis of any significant degree is likely to materialize, we have developed a comprehensive contingency funding plan that provides a framework for meeting liquidity disruptions.

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

The following table depicts our GAP position as of December 31, 2015:

	Within	Three to		One to	After
	Three	Twelve		Five	Five
	Months	Months		Years	Years	Total
Assets:
Commercial loans (1)	$626,120,000	$236,079,000		$802,028,000	$243,988,000	$1,908,215,000
Residential real estate loans	32,950,000	14,846,000		147,187,000	121,423,000	316,406,000
Consumer loans	2,560,000	1,588,000		38,315,000	10,643,000	53,106,000
Securities (2)	16,112,000	35,295,000		170,042,000	133,110,000	354,559,000
Interest-bearing assets	46,562,000	0		500,000	0	47,062,000
Allowance for loan losses	0	0		0	0	(15,681,000)
Other assets	0	0		0	0	239,889,000
Total assets	724,304,000	287,808,000		1,158,072,000	509,164,000	$2,903,556,000

Liabilities:
Interest-bearing checking	403,354,000	0		0	0	403,354,000
Savings deposits	332,794,000	0		0	0	332,794,000
Money market accounts	274,395,000	0		0	0	274,395,000
Time deposits under $100,000	23,271,000	65,907,000		66,626,000	0	155,804,000
Time deposits $100,000 & over	73,783,000	142,161,000		218,523,000	0	434,467,000
Short-term borrowings	154,771,000	0		0	0	154,771,000
Federal Home Loan Bank advances	0	3,000,000		55,000,000	10,000,000	68,000,000
Other borrowed money	59,059,000	0		0	0	59,059,000
Noninterest-bearing checking	0	0		0	0	674,568,000
Other liabilities	0	0		0	0	12,540,000
Total liabilities	1,321,427,000	211,068,000		340,149,000	10,000,000	2,569,752,000
Shareholders' equity	0	0		0	0	333,804,000
Total liabilities & shareholders' equity	1,321,427,000	211,068,000		340,149,000	10,000,000	$2,903,556,000

Net asset (liability) GAP	$(597,123,000)	$76,740,000		$817,923,000	$499,164,000

Cumulative GAP	$(597,123,000)	$(520,383,000)		$297,540,000	$796,704,000

Percent of cumulative GAP to total assets	(20.6% )	(17.9%	)	10.2%	27.4%

(1)	Floating rate loans that are currently at interest rate floors are treated as fixed rate loans and are reflected using maturity date and not repricing frequency.
(2)	Mortgage-backed securities are categorized by expected maturities based upon prepayment trends as of December 31, 2015.

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

We conducted multiple simulations as of December 31, 2015, in which it was assumed that changes in market interest rates occurred ranging from up 400 basis points to down 400 basis points in equal quarterly instalments over the next twelve months. The following table reflects the suggested impact on net interest income over the next twelve months in comparison to estimated net interest income based on our balance sheet structure, including the balances and interest rates associated with our specific loans, securities, deposits and borrowed funds, as of December 31, 2015. The resulting estimates are well within our policy parameters established to manage and monitor interest rate risk.

	Dollar Change	Percent Change
	In Net	In Net
Interest Rate Scenario	Interest Income	Interest Income

Interest rates down 400 basis points	$(10,535,000)	(10.8% )
Interest rates down 300 basis points	(9,375,000)	(9.6)
Interest rates down 200 basis points	(7,695,000)	(7.9)
Interest rates down 100 basis points	(4,700,000)	(4.8)
No change in interest rates	(185,000)	(0.2)
Interest rates up 100 basis points	1,820,000	1.9
Interest rates up 200 basis points	3,710,000	3.8
Interest rates up 300 basis points	5,425,000	5.5
Interest rates up 400 basis points	6,875,000	7.0

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

Mercantile Bank Corporation

Grand Rapids, Michigan

We have audited the accompanying Consolidated Balance Sheets of Mercantile Bank Corporation as of December 31, 2015 and 2014, and the related Consolidated Statements of Income, Comprehensive Income, Changes in Shareholders' Equity and Cash Flows for each of the three years in the period ended December 31, 2015. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Mercantile Bank Corporation as of December 31, 2015 and 2014, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2015, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Mercantile Bank Corporation’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and our report dated March 7, 2016 expressed an unqualified opinion thereon.

/s/ BDO USA, LLP

BDO USA, LLP

Grand Rapids, Michigan

March 7, 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

Mercantile Bank Corporation

Grand Rapids, Michigan

We have audited Mercantile Bank Corporation’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Mercantile Bank Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Report by Mercantile Bank Corporation’s Management on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Mercantile Bank Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Consolidated Balance Sheets of Mercantile Bank Corporation as of December 31, 2015 and 2014, and the related Consolidated Statements of Income, Comprehensive Income, Changes in Shareholders’ Equity and Cash Flows for each of the three years in the period ended December 31, 2015, and our report dated March 7, 2016 expressed an unqualified opinion thereon.

/s/ BDO USA, LLP

BDO USA, LLP

Grand Rapids, Michigan

March 7, 2016

March 7, 2016

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

Management assessed the Company’s system of internal control over financial reporting that is designed to produce reliable financial statements presented in conformity with generally accepted accounting principles as of December 31, 2015. This assessment was based on criteria for effective internal control over financial reporting described in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management believes that, as of December 31, 2015, Mercantile Bank Corporation maintained an effective system of internal control over financial reporting that is designed to produce reliable financial statements presented in conformity with generally accepted accounting principles based on those criteria.

The Company’s independent auditors have issued an audit report on the effectiveness of the Company’s internal control over financial reporting as found on page F-33.

Mercantile Bank Corporation

/s/ Michael H. Price

Michael H. Price

Chairman of the Board, President and Chief Executive Officer

/s/ Charles E. Christmas

Charles E. Christmas

Executive Vice President, Chief Financial Officer and Treasurer

MERCANTILE BANK CORPORATION
CONSOLIDATED BALANCE SHEETS
December 31, 2015 and 2014

	2015	2014
ASSETS
Cash and due from banks	$42,829,000	$43,754,000
Interest-bearing deposits	46,463,000	117,777,000
Federal funds sold	599,000	11,207,000
Total cash and cash equivalents	89,891,000	172,738,000

Securities available for sale	346,992,000	432,912,000
Federal Home Loan Bank stock	7,567,000	13,699,000

Loans	2,277,727,000	2,089,277,000
Allowance for loan losses	(15,681,000)	(20,041,000)
Loans, net	2,262,046,000	2,069,236,000

Premises and equipment, net	46,862,000	48,812,000
Bank owned life insurance	58,971,000	57,861,000
Goodwill	49,473,000	49,473,000
Core deposit intangible	12,631,000	15,624,000
Other assets	29,123,000	33,024,000

Total assets	$2,903,556,000	$2,893,379,000

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits
Noninterest-bearing	$674,568,000	$558,738,000
Interest-bearing	1,600,814,000	1,718,177,000
Total deposits	2,275,382,000	2,276,915,000

Securities sold under agreements to repurchase	154,771,000	167,569,000
Federal Home Loan Bank advances	68,000,000	54,022,000
Subordinated debentures	55,154,000	54,472,000
Accrued interest and other liabilities	16,445,000	12,263,000
Total liabilities	2,569,752,000	2,565,241,000

Shareholders' equity
Preferred stock, no par value; 1,000,000 shares authorized; 0 shares outstanding at December 31, 2015 and December 31, 2014	0	0
Common stock, no par value; 40,000,000 shares authorized; 16,358,711 shares outstanding at December 31, 2015 and 16,976,839 shares outstanding at December 31, 2014	304,819,000	317,904,000
Retained earnings (deficit)	27,722,000	10,218,000
Accumulated other comprehensive income (loss)	1,263,000	16,000
Total shareholders’ equity	333,804,000	328,138,000

Total liabilities and shareholders’ equity	$2,903,556,000	$2,893,379,000

See accompanying notes to consolidated financial statements.

MERCANTILE BANK CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
Years ended December 31, 2015, 2014 and 2013

	2015	2014	2013
Interest income
Loans, including fees	$104,106,000	$80,824,000	$52,924,000
Securities, taxable	5,918,000	6,417,000	4,134,000
Securities, tax-exempt	2,089,000	1,643,000	951,000
Other interest-bearing assets	215,000	234,000	233,000
Total interest income	112,328,000	89,118,000	58,242,000

Interest expense
Deposits	7,590,000	8,378,000	8,912,000
Short-term borrowings	157,000	122,000	80,000
Federal Home Loan Bank advances	765,000	636,000	533,000
Subordinated debentures and other borrowings	2,642,000	2,204,000	1,261,000
Total interest expense	11,154,000	11,340,000	10,786,000

Net interest income	101,174,000	77,778,000	47,456,000

Provision for loan losses	(1,000,000)	(3,000,000)	(7,200,000)

Net interest income after provision for loan losses	102,174,000	80,778,000	54,656,000

Noninterest income
Service charges on deposit and sweep accounts	3,308,000	2,586,000	1,532,000
Credit and debit card fees	4,329,000	2,494,000	1,063,000
Mortgage banking activities	3,619,000	1,672,000	800,000
Earnings on bank owned life insurance	1,113,000	1,184,000	1,329,000
Payroll processing	969,000	782,000	660,000
Letter of credit fees	457,000	335,000	370,000
Rental income from other real estate owned	21,000	109,000	528,000
Other income	2,222,000	866,000	590,000
Total noninterest income	16,038,000	10,028,000	6,872,000

Noninterest expense
Salaries and benefits	42,594,000	33,703,000	20,298,000
Occupancy	5,976,000	4,637,000	2,547,000
Furniture and equipment rent, depreciation and maintenance	2,332,000	1,738,000	984,000
Data processing	7,696,000	5,869,000	3,440,000
FDIC insurance costs	1,717,000	1,182,000	793,000
Advertising	1,363,000	1,315,000	1,113,000
Problem asset costs	1,212,000	585,000	595,000
Efficiency program-related costs	765,000	0	0
Merger-related costs	0	5,447,000	1,246,000
Other expense	15,726,000	11,134,000	5,387,000
Total noninterest expenses	79,381,000	65,610,000	36,403,000

Income before federal income tax expense	38,831,000	25,196,000	25,125,000

Federal income tax expense	11,811,000	7,865,000	8,092,000

Net income	$27,020,000	$17,331,000	$17,033,000

Earnings per common share:
Basic	$1.63	$1.28	$1.96
Diluted	$1.62	$1.28	$1.95

See accompanying notes to consolidated financial statements.

MERCANTILE BANK CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Years ended December 31, 2015, 2014 and 2013

	2015	2014	2013
Net income	$27,020,000	$17,331,000	$17,033,000

Other comprehensive income (loss):
Unrealized holding gains (losses) on securities available for sale	1,874,000	8,596,000	(11,960,000)
Fair value of interest rate swap	0	11,000	849,000
	1,874,000	8,607,000	(11,111,000)
Tax effect of unrealized holding gains (losses) on securities available for sale	(627,000)	(3,014,000)	4,186,000
Tax effect of fair value of interest rate swap	0	(4,000)	(298,000)
	(627,000)	(3,018,000)	3,888,000
Other comprehensive income (loss), net of tax effect	1,247,000	5,589,000	(7,223,000)

Comprehensive income	$28,267,000	$22,920,000	$9,810,000

See accompanying notes to consolidated financial statements.

MERCANTILE BANK CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
Years ended December 31, 2015, 2014 and 2013

($ in thousands except per share amounts)	Preferred Stock	Common Stock	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income/(Loss)	Total Shareholders’ Equity

Balances, January 1, 2013	$0	$166,074	$(21,134)	$1,650	$146,590

Employee stock purchase plan (1,098 shares)		19			19

Dividend reinvestment plan (1,954 shares)		33			33

Stock option exercises (51,055 shares)		700			700

Stock tendered for stock option exercises (18,950 shares)		(411)			(411)

Stock-based compensation expense		473			473

Cash dividends ($0.45 per common share)		(3,889)			(3,889)

Net income for 2013			17,033		17,033

Change in net unrealized gain on securities available for sale, net of tax effect				(7,774)	(7,774)

Change in fair value of interest rate swap, net of tax effect				551	551

Balances, December 31, 2013	$0	$162,999	$(4,101)	$(5,573)	$153,325

See accompanying notes to consolidated financial statements.

MERCANTILE BANK CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (Continued)
Years ended December 31, 2015, 2014 and 2013

			Retained	Accumulated Other	Total
	Preferred	Common	Earnings	Comprehensive	Shareholders’
($ in thousands except per share amounts)	Stock	Stock	(Deficit)	Income/(Loss)	Equity

Balances, January 1, 2014	$0	$162,999	$(4,101)	$(5,573)	$153,325

Common stock issued in connection with Firstbank merger (8,087,272 shares)		173,310			173,310

Issuance of stock options to replace existing Firstbank options at merger date		1,664			1,664

Employee stock purchase plan (1,150 shares)		23			23

Dividend reinvestment plan (10,359 shares)		209			209

Stock option exercises (30,585 shares)		282			282

Stock grants to directors for retainer fees (7,375 shares)		155			155

Stock-based compensation expense		714			714

Cash dividends ($2.48 per common share)		(21,452)	(3,012)		(24,464)

Net income for 2014			17,331		17,331

Change in net unrealized gain on securities available for sale, net of tax effect				5,582	5,582

Change in fair value of interest rate swap, net of tax effect				7	7

Balances, December 31, 2014	$0	$317,904	$10,218	$16	$328,138

See accompanying notes to consolidated financial statements.

MERCANTILE BANK CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (Continued)
Years ended December 31, 2015, 2014 and 2013

			Retained	Accumulated Other	Total
	Preferred	Common	Earnings	Comprehensive	Shareholders’
($ in thousands except per share amounts)	Stock	Stock	(Deficit)	Income/(Loss)	Equity

Balances, January 1, 2015	$0	$317,904	$10,218	$16	$328,138

Employee stock purchase plan (2,058 shares)		44			44

Dividend reinvestment plan (30,467 shares)		655			655

Stock option exercises (59,117 shares)		891			891

Stock grants to directors for retainer fees (20,094 shares)		403			403

Stock-based compensation expense		684			684

Share repurchase program (788,541 shares)		(15,762)			(15,762)

Cash dividends ($0.58 per common share)			(9,516)		(9,516)

Net income for 2015			27,020		27,020

Change in net unrealized gain on securities available for sale, net of tax effect				1,247	1,247

Change in fair value of interest rate swap, net of tax effect				0	0

Balances, December 31, 2015	$0	$304,819	$27,722	$1,263	$333,804

See accompanying notes to consolidated financial statements.

MERCANTILE BANK CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years ended December 31, 2015, 2014 and 2013

	2015	2014	2013
Cash flows from operating activities
Net income	$27,020,000	$17,331,000	$17,033,000
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	11,654,000	7,613,000	2,208,000
Accretion of acquired loans	(5,338,000)	(3,194,000)	0
Provision for loan losses	(1,000,000)	(3,000,000)	(7,200,000)
Deferred income tax expense	4,412,000	4,506,000	8,092,000
Stock-based compensation expense	684,000	714,000	473,000
Stock grants to directors for retainer fee	403,000	155,000	0
Proceeds from sales of mortgage loans held for sale	120,880,000	67,422,000	51,373,000
Origination of mortgage loans held for sale	(116,997,000)	(65,392,000)	(48,321,000)
Net gain on sales of mortgage loans held for sale	(3,626,000)	(1,625,000)	(658,000)
Net gain on sale and valuation write-downs of foreclosed assets	(62,000)	(894,000)	(1,585,000)
Net loss from sales of premises and equipment	55,000	25,000	0
Net gain from sales of available for sale securities	(17,000)	0	0
Earnings on bank owned life insurance	(1,113,000)	(1,184,000)	(1,329,000)
Net change in:
Accrued interest receivable	(321,000)	(11,000)	225,000
Other assets	(4,815,000)	1,795,000	8,465,000
Accrued interest and other liabilities	4,185,000	(9,822,000)	(94,000)
Net cash from operating activities	36,004,000	14,439,000	28,682,000

Cash flows from investing activities
Cash received in merger	0	91,806,000	0
Purchases of securities available for sale	(10,645,000)	(19,874,000)	(49,812,000)
Proceeds from maturities, calls and repayments of securities available for sale	93,873,000	75,880,000	34,809,000
Proceeds from sales of securities available for sale	1,483,000	0	10,310,000
Proceeds from Federal Home Loan Bank stock redemption	6,132,000	5,527,000	0
Loan originations and payments, net	(188,932,000)	(90,853,000)	(15,298,000)
Purchases of premises and equipment, net	(1,081,000)	(2,175,000)	(326,000)
Proceeds from sale of foreclosed assets	2,967,000	4,427,000	7,898,000
Net cash from (for) investing activities	(96,203,000)	64,738,000	(12,419,000)

Cash flows from financing activities
Net decrease in time deposits	(147,106,000)	(58,927,000)	(23,038,000)
Net increase (decrease) in all other deposits	146,944,000	(11,307,000)	6,745,000
Net increase (decrease) in securities sold under agreements to repurchase	(12,798,000)	43,780,000	4,540,000
Proceeds from Federal Home Loan Bank advances	20,000,000	0	10,000,000
Maturities and prepayments of Federal Home Loan Bank advances	(6,000,000)	(3,000,000)	0
Proceeds from stock option exercises, net of cashless exercises	891,000	282,000	289,000
Employee stock purchase plan	44,000	23,000	19,000
Dividend reinvestment plan	655,000	209,000	33,000
Repurchase of common stock	(15,762,000)	0	0
Payment of cash dividends to common shareholders	(9,516,000)	(24,464,000)	(3,889,000)
Net cash for financing activities	(22,648,000)	(53,404,000)	(5,301,000)

Net change in cash and cash equivalents	(82,847,000)	25,773,000	10,962,000
Cash and cash equivalents at beginning of period	172,738,000	146,965,000	136,003,000
Cash and cash equivalents at end of period	$89,891,000	$172,738,000	$146,965,000

See accompanying notes to consolidated financial statements.

MERCANTILE BANK CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
Years ended December 31, 2015, 2014 and 2013

	2015	2014	2013
Supplemental disclosures of cash flows information
Cash paid during the year for:
Interest	$11,618,000	$11,439,000	$11,059,000
Federal income taxes	8,000,000	2,625,000	0
Noncash financing and investing activities:
Transfers from loans to foreclosed assets	2,203,000	1,490,000	2,194,000
Common stock issued in connection with the Firstbank merger	0	173,310,000	0

See accompanying notes to consolidated financial statements.

MERCANTILE BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2015

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

December 31, 2015

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

Loans: Loans that we have the intent and ability to hold for the foreseeable future or until maturity or payoff are reported at the principal balance outstanding, net of deferred loan fees and costs and an allowance for loan losses. Interest income is accrued on the unpaid principal balance. Loan origination fees, net of certain direct origination costs, are deferred and recognized in interest income using the level-yield method without anticipating prepayments. Net unamortized deferred loan fees amounted to $1.4 million and $1.1 million at December 31, 2015 and 2014, respectively.

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

December 31, 2015

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

Year-end mortgage loans held for sale, included in total loans in the balance sheet, were as follows:

	2015	2014
Mortgage loans held for sale	$1,316,000	$1,574,000
Less: Allowance to adjust to lower of cost or market	0	0
Mortgage loans held for sale, net	$1,316,000	$1,574,000

Mortgage Loan Derivatives: From time to time, we enter into mortgage loan derivatives such as forward contracts and interest rate lock commitments in the ordinary course of business. The derivatives are not designated as hedges and are carried at fair value. The net gain or loss on mortgage loan derivatives is included in mortgage banking activities in the income statement. The balance of mortgage loan derivatives was immaterial at December 31, 2015 and 2014.

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

Servicing fee income is recorded for fees earned for servicing mortgage loans. The fees are based on a contractual percentage of the outstanding principal or a fixed amount per loan and are recorded as income when earned. Amortization of mortgage loan servicing rights is netted against mortgage loan servicing income and recorded in mortgage banking activities in the income statement.

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

December 31, 2015

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

December 31, 2015

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Long-lived Assets: Premises and equipment and other long-lived assets are reviewed for impairment when events indicate their carrying amount may not be recoverable based on future undiscounted cash flows. If impaired, the assets are recorded at the lower of carrying value or fair value.

Foreclosed Assets: Assets acquired through or in lieu of foreclosure are initially recorded at their estimated fair value net of estimated selling costs, establishing a new cost basis. If fair value subsequently declines, a valuation allowance is recorded through noninterest expense, as are collection and operating costs after acquisition. Foreclosed assets, included in other assets in the balance sheet, totaled $1.3 million and $2.0 million as of December 31, 2015 and 2014, respectively.

Bank Owned Life Insurance: The Bank has purchased life insurance policies on certain key officers. Bank owned life insurance is recorded at its cash surrender value, or the amount that can be realized.

Goodwill and Core Deposit Intangible: Goodwill results from business acquisitions and represents the excess of the purchase price over the fair value of acquired tangible assets and liabilities and identifiable intangible assets. Goodwill is assessed at least annually for impairment and any such impairment is recognized in the period identified. A more frequent assessment is performed should events or changes in circumstances indicate the carrying value of the goodwill may not be recoverable. We may elect to perform a qualitative assessment for the annual impairment test. If the qualitative assessment indicates it is more likely than not that the fair value of a reporting unit is less than its carrying amount, or if we elect not to perform a qualitative assessment, then we would be required to perform a quantitative test for goodwill impairment. The quantitative test is a two-step process consisting of comparing the carrying value of the reporting unit to an estimate of its fair value. If the estimated fair value of the reporting unit is less than the carrying value, goodwill is impaired and is written down to its estimated fair value. In 2014 and 2015, we elected to perform a qualitative assessment for our annual impairment test and concluded it is more likely than not our fair value was greater than its carrying amount; therefore, no further testing was required.

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

(Continued)

MERCANTILE BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2015

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

December 31, 2015

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

Accounting Standards Updates: In January of 2014, the FASB issued Accounting Standards Update (“ASU”) 2014-04, Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure. This ASU clarifies that an in substance repossession or foreclosure occurs, and a creditor is considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan, upon either (1) the creditor obtaining legal title to the residential real estate property upon completion of a foreclosure or (2) the borrower conveying all interest in the residential real estate property to the creditor to satisfy that loan through completion of a deed in lieu of foreclosure or through a similar legal agreement. The ASU also requires additional related interim and annual disclosures. The guidance in this ASU is effective for annual and interim periods beginning after December 15, 2014. The adoption of this ASU did not have a material effect on our financial position or results of operations when adopted.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers. This ASU establishes a comprehensive revenue recognition standard for virtually all industries under U.S. GAAP, including those that previously followed industry-specific guidance such as the real estate, construction and software industries. The revenue standard’s core principle is built on the contract between a vendor and a customer for the provision of goods and services. It attempts to depict the exchange of rights and obligations between the parties in the pattern of revenue recognition based on the consideration to which the vendor is entitled. To accomplish this objective, the standard requires five basic steps: i) identify the contract with the customer, (ii) identify the performance obligations in the contract, (iii) determine the transaction price, (iv) allocate the transaction price to the performance obligations in the contract, and (v) recognize revenue when (or as) the entity satisfies a performance obligation. This ASU was originally effective for annual and interim periods beginning after December 15, 2016, with three transition methods available – full retrospective, retrospective and cumulative effect approach. In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers – Deferral of Effective Date, which delays the implementation of this guidance by one year. Adoption of this ASU is not expected to have a material effect on our financial position or results of operations.

In June 2014, the FASB issued ASU 2014-11, Repurchase-to-Maturity Transactions, Repurchase Financings, and Disclosures. This ASU requires two accounting changes. First, repurchase-to-maturity transactions will be accounted for as secured borrowing transactions on the balance sheet, rather than sales. Second, for repurchase financing arrangements, the ASU requires separate accounting for a transfer of a financial asset executed contemporaneously with (or in contemplation of) a repurchase agreement with the same counterparty, which also will generally result in secured borrowing accounting for the repurchase agreement. The ASU also introduces new disclosures to increase transparency about the types of collateral pledged for repurchase agreements, securities lending transactions, and repurchase-to-maturity transactions that are accounted for as secured borrowings. The ASU also requires a transferor to disclose information about transactions accounted for as a sale in which the transferor retains substantially all of the exposure to the economic return on the transferred financial assets through an agreement with the transferee. The accounting changes and disclosure for certain transactions accounted for as a sale are effective for the first annual and interim periods beginning after December 15, 2014. The disclosure for transactions accounted for as secured borrowings is required for annual periods beginning after December 15, 2014, and for interim periods beginning after March 15, 2015. The required disclosures under this ASU are included in Note 9. Adoption of this ASU did not have a material effect on our financial position or results of operations.

(Continued)

MERCANTILE BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2015

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

In January 2016, the FASB issued ASU 2016-1, Recognition and Measurement of Financial Assets and Financial Liabilities. This ASU requires an entity to (i) measure equity investments at fair value through net income, with certain exceptions; (ii) present in OCI the changes in instrument-specific credit risk for financial liabilities measured using the fair value option; (iii) present financial assets and financial liabilities by measurement category and form of financial asset; (iv) calculate the fair value of financial instruments for disclosure purposes based on an exit price; and (v) assess a valuation allowance on deferred tax assets related to unrealized losses on available for sale debt securities in combination with other deferred tax assets. This ASU provides an election to subsequently measure certain nonmarketable equity investments at cost less any impairment and adjusted for certain observable price changes. This ASU also requires a qualitative impairment assessment of such equity investments and amends certain fair value disclosure requirements. The amendments are effective for public business entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017, and are not expected to have a material effect on our financial position or results of operations when adopted.

NOTE 2 – BUSINESS COMBINATION

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

(Continued)

MERCANTILE BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2015

NOTE 2 – BUSINESS COMBINATION (Continued)

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

(Continued)

MERCANTILE BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2015

NOTE 2 – BUSINESS COMBINATION (Continued)

The following table provides the unaudited pro forma information for the results of operations for the twelve month period ended December 31, 2014, as if the acquisition had occurred on January 1, 2013. These adjustments reflect the impact of certain purchase accounting fair value measurements primarily related to Firstbank’s loan and deposit portfolios. We expect to achieve further operating cost savings and other business synergies as a result of the merger which are not reflected in the pro forma amounts. These unaudited pro forma results are presented for illustrative purposes only and are not intended to represent or be indicative of the actual results of operations of the combined banking organization that would have been achieved had the merger occurred at the beginning of each period presented, nor are they intended to represent or be indicative of future results of operations.

2014
Net interest income	$98,607,000
Noninterest expense	81,295,000
Net income	22,659,000
Net income per diluted share	1.33

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

(Continued)

MERCANTILE BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2015

NOTE 2 – BUSINESS COMBINATION (Continued)

The final fair value of loans at the Merger Date is presented in the following table:

	Acquired Impaired	Acquired Non-Impaired	Acquired Total Loans
Commercial Loans:
Commercial & industrial	$878,000	$163,316,000	$164,194,000
Commercial real estate	12,973,000	378,016,000	390,989,000
Construction & development	1,289,000	33,726,000	35,015,000
Total Commercial Loans	$15,140,000	$575,058,000	$590,198,000

Consumer Loans:
Residential mortgages	$9,694,000	$216,653,000	$226,347,000
Instalment	167,000	61,657,000	61,824,000
Home equity lines	288,000	52,054,000	52,342,000
Construction	76,000	12,875,000	12,951,000
Total Consumer Loans	$10,225,000	$343,239,000	$353,464,000
Total Loans	$25,365,000	$918,297,000	$943,662,000

The following table presents data on acquired impaired loans at the Merger Date:

Acquired Impaired
Contractually required payments	$44,936,000
Nonaccretable difference	17,057,000
Expected cash flows	27,879,000
Accretable yield	2,514,000
Carrying balance	$25,365,000

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

December 31, 2015

NOTE 3 – SECURITIES

The amortized cost and fair value of available for sale securities and the related gross unrealized gains and losses recognized in accumulated other comprehensive income (loss) were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
2015
U.S. Government agency debt obligations	$146,660,000	$1,932,000	$(1,552,000)	$147,040,000
Mortgage-backed securities	66,670,000	708,000	(304,000)	67,074,000
Municipal general obligation bonds	120,679,000	1,549,000	(205,000)	122,023,000
Municipal revenue bonds	8,841,000	76,000	(3,000)	8,914,000
Other investments	1,946,000	0	(5,000)	1,941,000
	$344,796,000	$4,265,000	$(2,069,000)	$346,992,000
2014
U.S. Government agency debt obligations	$194,894,000	$1,612,000	$(3,038,000)	$193,468,000
Mortgage-backed securities	92,656,000	1,123,000	(218,000)	93,561,000
Municipal general obligation bonds	132,347,000	1,042,000	(307,000)	133,082,000
Municipal revenue bonds	10,769,000	117,000	(13,000)	10,873,000
Other investments	1,925,000	3,000	0	1,928,000
	$432,591,000	$3,897,000	$(3,576,000)	$432,912,000

(Continued)

MERCANTILE BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2015

NOTE 3 – SECURITIES (Continued)

Securities with unrealized losses at year-end 2015 and 2014, aggregated by investment category and length of time that individual securities have been in a continuous loss position, are as follows:

	Less than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
2015
U.S. Government agency debt obligations	$0	$0	$76,496,000	$1,552,000	$76,496,000	$1,552,000
Mortgage-backed securities	18,025,000	69,000	34,660,000	235,000	52,685,000	304,000
Municipal general obligation bonds	1,981,000	4,000	30,134,000	201,000	32,115,000	205,000
Municipal revenue bonds	0	0	1,134,000	3,000	1,134,000	3,000
Other investments	1,446,000	5,000	0	0	1,446,000	5,000
	$21,452,000	$78,000	$142,424,000	$1,991,000	$163,876,000	$2,069,000
2014
U.S. Government agency debt obligations	$81,891,000	$202,000	$74,120,000	$2,836,000	$156,011,000	$3,038,000
Mortgage-backed securities	49,940,000	218,000	0	0	49,940,000	218,000
Municipal general obligation bonds	54,104,000	307,000	0	0	54,104,000	307,000
Municipal revenue bonds	4,644,000	13,000	0	0	4,644,000	13,000
Other investments	0	0	0	0	0	0
	$190,579,000	$740,000	$74,120,000	$2,836,000	$264,699,000	$3,576,000

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

At December 31, 2015, 250 debt securities and one mutual fund with fair values totaling $164 million had unrealized losses aggregating $2.1 million. After we considered whether the securities were issued by the federal government or its agencies and whether downgrades by bond rating agencies had occurred, we determined that unrealized losses were due to changing interest rate environments. As we do not intend to sell our debt securities before recovery of their cost basis and we believe it is more likely than not that we will not be required to sell our debt securities before recovery of the cost basis, no unrealized losses are deemed to be other-than-temporary.

(Continued)

MERCANTILE BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2015

NOTE 3 – SECURITIES (Continued)

The amortized cost and fair values of debt securities at December 31, 2015, by maturity, are shown in the following table. The contractual maturity is utilized for U.S. Government agency debt obligations and municipal bonds. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity date, primarily mortgage-backed securities, are shown separately. Weighted average yields are also reflected, with yields for municipal securities shown at their tax equivalent yield.

	Weighted Average Yield	Amortized Cost	Fair Value
Due in one year or less	0.89%	$40,382,000	$40,399,000
Due from one to five years	1.67	110,364,000	110,552,000
Due from five to ten years	3.09	54,022,000	54,868,000
Due after ten years	3.55	71,412,000	72,158,000
Mortgage-backed securities	1.75	66,670,000	67,074,000
Other investments	2.51	1,946,000	1,941,000
	2.22%	$344,796,000	$346,992,000

During 2015, municipal general obligation bonds totaling $1.5 million were sold, resulting in a nominal net gain on sale. No securities were sold during 2014. During 2013, Michigan Strategic Fund bonds totaling $10.3 million were sold at par value.

Securities issued by the State of Michigan and all its political subdivisions had a combined amortized cost of $106 million and $113 million at December 31, 2015 and December 31, 2014, with estimated market values of $107 million and $114 million, respectively. Securities issued by all other states and their political subdivisions had a combined amortized cost of $24.0 million and $30.0 million at December 31, 2015 and December 31, 2014, with estimated market values of $24.1 million and $30.0 million, respectively. Total securities of any other specific issuer, other than the U.S. Government and its agencies and the State of Michigan and all its political subdivisions, did not exceed 10% of shareholders’ equity.

The carrying value of U.S. Government agency debt obligations and mortgage-backed securities that are pledged to secure repurchase agreements was $155 million and $168 million at December 31, 2015 and 2014, respectively. Investments in FHLBI stock are restricted and may only be resold to, or redeemed by, the issuer.

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

(Continued)

MERCANTILE BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2015

NOTE 4 – LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

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

The difference between the fair value of an acquired non-impaired loan and contractual amounts due at the Merger Date is accreted into interest income over the estimated life of the loan. Contractually required payments represent the total undiscounted amount of all uncollected principal and interest payments. Acquired non-impaired loans are placed on nonaccrual status and reported as nonperforming or past due using the same criteria applied to the originated loan portfolio.

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

December 31, 2015

NOTE 4 – LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

Increases in expected cash flows of acquired impaired loans subsequent to the Merger Date are recognized prospectively through adjustments of the yield on the loans or pools over their remaining lives, while decreases in expected cash flows are recognized as impairment through a provision for loan losses and an increase in the allowance.

Year-end loans disaggregated by class of loan within the loan portfolio segments were as follows:

	December 31, 2015		December 31, 2014		Percent Increase
	Balance	%	Balance	%	(Decrease)
Originated Loans
Commercial:
Commercial and industrial	$577,872,000	35.7%	$384,570,000	30.8%	50.3%
Vacant land, land development, and residential construction	30,138,000	1.9	29,826,000	2.4	1.0
Real estate – owner occupied	330,798,000	20.5	291,758,000	23.4	13.4
Real estate – non-owner occupied	520,754,000	32.2	410,977,000	33.0	26.7
Real estate – multi-family and residential rental	33,954,000	2.1	36,058,000	2.9	(5.8)
Total commercial	1,493,516,000	92.4	1,153,189,000	92.5	29.5

Retail:
Home equity and other	67,816,000	4.2	50,059,000	4.0	35.5
1-4 family mortgages	55,255,000	3.4	42,868,000	3.5	28.9
Total retail	123,071,000	7.6	92,927,000	7.5	32.4

Total originated loans	$1,616,587,000	100.0%	$1,246,116,000	100.0%	29.7%

(Continued)

MERCANTILE BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2015

NOTE 4 – LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

	December 31, 2015		December 31, 2014		Percent Increase
	Balance	%	Balance	%	(Decrease)
Acquired Loans
Commercial:
Commercial and industrial	$118,431,000	17.9%	$166,037,000	19.7%	(28.7% )
Vacant land, land development, and residential construction	14,982,000	2.3	22,148,000	2.6	(32.4)
Real estate – owner occupied	115,121,000	17.4	138,630,000	16.4	(17.0)
Real estate – non-owner occupied	123,597,000	18.7	148,597,000	17.6	(16.8)
Real estate – multi-family and residential rental	81,049,000	12.3	86,702,000	10.3	(6.5)
Total commercial	453,180,000	68.6	562,114,000	66.6	(19.4)

Retail:
Home equity and other	72,830,000	11.0	109,219,000	13.0	(33.3)
1-4 family mortgages	135,130,000	20.4	171,828,000	20.4	(21.4)
Total retail	207,960,000	31.4	281,047,000	33.4	(26.0)

Total acquired loans	$661,140,000	100.0%	$843,161,000	100.0%	(21.6% )

	December 31, 2015		December 31, 2014		Percent Increase
	Balance	%	Balance	%	(Decrease)
Total Loans
Commercial:
Commercial and industrial	$696,303,000	30.6%	$550,607,000	26.4%	26.5%
Vacant land, land development, and residential construction	45,120,000	2.0	51,974,000	2.5	(13.2)
Real estate – owner occupied	445,919,000	19.6	430,388,000	20.5	3.6
Real estate – non-owner occupied	644,351,000	28.3	559,574,000	26.8	15.2
Real estate – multi-family and residential rental	115,003,000	5.0	122,760,000	5.9	(6.3)
Total commercial	1,946,696,000	85.5	1,715,303,000	82.1	13.5

Retail:
Home equity and other	140,646,000	6.2	159,278,000	7.6	(11.7)
1-4 family mortgages	190,385,000	8.3	214,696,000	10.3	(11.3)
Total retail	331,031,000	14.5	373,974,000	17.9	(11.5)

Total loans	$2,277,727,000	100.0%	$2,089,277,000	100.0%	9.0%

(Continued)

MERCANTILE BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2015

NOTE 4 – LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

The total contractually required payments and carrying value of acquired impaired loans was $24.6 million and $13.1 million, respectively, as of December 31, 2015. The total contractually required payments and carrying value of acquired impaired loans was $31.4 million and $18.6 million, respectively, as of December 31, 2014. Changes in the accretable yield for acquired impaired loans for the year ended December 31, 2015 and the seven-month period ended December 31, 2014 were as follows:

2015
Balance at December 31, 2014	$4,998,000
Additions	26,000
Accretion income	(2,607,000)
Net reclassification from nonaccretable to accretable	4,272,000
Reductions (1)	(1,496,000)
Balance at December 31, 2015	$5,193,000

2014
Balance at May 31, 2014	$0
Additions	2,514,000
Accretion income	(786,000)
Net reclassification from nonaccretable to accretable	3,537,000
Reductions (1)	(267,000)
Balance at December 31, 2014	$4,998,000

(1)	Reductions primarily reflect the result of exit events, including loan payoffs and charge-offs.

Concentrations within the loan portfolio were as follows at year-end:

	2015		2014
		Percentage of		Percentage of
	Balance	Loan Portfolio	Balance	Loan Portfolio
Commercial real estate loans to lessors of non-residential buildings	$506,721,000	22.2%	$480,170,000	23.0%

Year-end nonperforming originated loans were as follows:

	2015	2014

Loans past due 90 days or more still accruing interest	$0	$0
Nonaccrual loans	1,954,000	26,049,000
Total nonperforming loans	$1,954,000	$26,049,000

Year-end nonperforming acquired loans were as follows:

	2015	2014

Loans past due 90 days or more still accruing interest	$5,000	$26,000
Nonaccrual loans	3,485,000	3,359,000
Total nonperforming loans	$3,490,000	$3,385,000

(Continued)

MERCANTILE BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2015

NOTE 4 – LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

The recorded principal balance of nonperforming loans was as follows:

	December 31, 2015	December 31, 2014
Commercial:
Commercial and industrial	$458,000	$6,478,000
Vacant land, land development, and residential construction	155,000	209,000
Real estate – owner occupied	1,797,000	18,063,000
Real estate – non-owner occupied	79,000	378,000
Real estate – multi-family and residential rental	157,000	106,000
Total commercial	2,646,000	25,234,000

Retail:
Home equity and other	771,000	800,000
1-4 family mortgages	2,027,000	3,400,000
Total retail	2,798,000	4,200,000

Total nonperforming loans	$5,444,000	$29,434,000

Acquired impaired loans are not reported as nonperforming loans based on acquired impaired loan accounting. Acquired non-impaired loans are placed on nonaccrual status and reported as nonperforming or past due using the same criteria applied to the originated loan portfolio.

(Continued)

MERCANTILE BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2015

NOTE 4 – LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

An age analysis of past due loans is as follows as of December 31, 2015:

	30 – 59 Days Past Due	60 – 89 Days Past Due	Greater Than 89 Days Past Due	Total Past Due	Current	Total Loans	Recorded Balance > 89 Days and Accruing
Originated Loans

Commercial:
Commercial and industrial	$0	$0	$0	$0	$577,872,000	$577,872,000	$0
Vacant land, land development, and residential construction	0	0	0	0	30,138,000	30,138,000	0
Real estate – owner occupied	432,000	0	9,000	441,000	330,357,000	330,798,000	0
Real estate – non-owner occupied	0	0	0	0	520,754,000	520,754,000	0
Real estate – multi-family and residential rental	0	0	0	0	33,954,000	33,954,000	0
Total commercial	432,000	0	9,000	441,000	1,493,075,000	1,493,516,000	0

Retail:
Home equity and other	186,000	108,000	0	294,000	67,522,000	67,816,000	0
1- 4 family mortgages	107,000	95,000	356,000	558,000	54,697,000	55,255,000	0
Total retail	293,000	203,000	356,000	852,000	122,219,000	123,071,000	0

Total past due loans	$725,000	$203,000	$365,000	$1,293,000	$1,615,294,000	$1,616,587,000	$0

(Continued)

MERCANTILE BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2015

NOTE 4 – LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

	30 – 59 Days Past Due	60 – 89 Days Past Due	Greater Than 89 Days Past Due	Total Past Due	Current	Total Loans	Recorded Balance > 89 Days and Accruing
Acquired Loans

Commercial:
Commercial and industrial	$0	$5,000	$541,000	$546,000	$117,885,000	$118,431,000	$0
Vacant land, land development, and residential construction	27,000	0	0	27,000	14,955,000	14,982,000	0
Real estate – owner occupied	323,000	425,000	1,142,000	1,890,000	113,231,000	115,121,000	0
Real estate – non-owner occupied	53,000	703,000	79,000	835,000	122,762,000	123,597,000	0
Real estate – multi-family and residential rental	223,000	54,000	0	277,000	80,772,000	81,049,000	0
Total commercial	626,000	1,187,000	1,762,000	3,575,000	449,605,000	453,180,000	0

Retail:
Home equity and other	395,000	44,000	28,000	467,000	72,363,000	72,830,000	5,000
1- 4 family mortgages	960,000	354,000	416,000	1,730,000	133,400,000	135,130,000	0
Total retail	1,355,000	398,000	444,000	2,197,000	205,763,000	207,960,000	5,000

Total past due loans	$1,981,000	$1,585,000	$2,206,000	$5,772,000	$655,368,000	$661,140,000	$5,000

(Continued)

MERCANTILE BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2015

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

December 31, 2015

NOTE 4 – LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

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

(Continued)

MERCANTILE BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2015

NOTE 4 – LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

Impaired originated loans with no related allowance recorded were as follows as of December 31, 2015:

	Unpaid Contractual Principal Balance	Recorded Principal Balance	Related Allowance	Year-To-Date Average Recorded Principal Balance
With no related allowance recorded:
Commercial:
Commercial and industrial	$1,509,000	$1,501,000		$1,683,000
Vacant land, land development and residential construction	0	0		81,000
Real estate – owner occupied	712,000	505,000		927,000
Real estate – non-owner occupied	5,696,000	5,696,000		3,703,000
Real estate – multi-family and residential rental	0	0		186,000
Total commercial	7,917,000	7,702,000		6,580,000
Retail:
Home equity and other	14,000	5,000		153,000
1-4 family mortgages	1,328,000	657,000		637,000
Total retail	1,342,000	662,000		790,000

Total with no related allowance recorded	$9,259,000	$8,364,000		$7,370,000

(Continued)

MERCANTILE BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2015

NOTE 4 – LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

Impaired originated loans with an allowance recorded and total impaired loans were as follows as of December 31, 2015:

	Unpaid Contractual Principal Balance	Recorded Principal Balance	Related Allowance	Year-To-Date Average Recorded Principal Balance
With an allowance recorded:
Commercial:
Commercial and industrial	$352,000	$305,000	$165,000	$2,314,000
Vacant land, land development and residential construction	2,017,000	1,655,000	245,000	1,952,000
Real estate – owner occupied	5,867,000	1,314,000	242,000	7,285,000
Real estate – non-owner occupied	4,841,000	4,841,000	201,000	9,265,000
Real estate – multi-family and residential rental	1,028,000	1,028,000	365,000	1,219,000
Total commercial	14,105,000	9,143,000	1,218,000	22,035,000
Retail:
Home equity and other	600,000	562,000	209,000	227,000
1-4 family mortgages	165,000	128,000	47,000	538,000
Total retail	765,000	690,000	256,000	765,000

Total with an allowance recorded	$14,870,000	$9,833,000	$1,474,000	$22,800,000

Total impaired loans:
Commercial	$22,022,000	$16,845,000	$1,218,000	$28,615,000
Retail	2,107,000	1,352,000	256,000	1,555,000
Total impaired loans	$24,129,000	$18,197,000	$1,474,000	$30,170,000

(Continued)

MERCANTILE BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2015

NOTE 4 – LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

Impaired acquired loans with no related allowance recorded were as follows as of December 31, 2015:

	Unpaid Contractual Principal Balance	Recorded Principal Balance	Related Allowance	Year-To-Date Average Recorded Principal Balance
With no related allowance recorded:
Commercial:
Commercial and industrial	$1,528,000	$1,494,000		$1,444,000
Vacant land, land development and residential construction	0	0		0
Real estate – owner occupied	2,233,000	1,952,000		818,000
Real estate – non-owner occupied	880,000	880,000		565,000
Real estate – multi-family and residential rental	452,000	404,000		1,520,000
Total commercial	5,093,000	4,730,000		4,347,000
Retail:
Home equity and other	471,000	310,000		400,000
1-4 family mortgages	1,804,000	1,548,000		994,000
Total retail	2,275,000	1,858,000		1,394,000

Total with no related allowance recorded	$7,368,000	$6,588,000		$5,741,000

(Continued)

MERCANTILE BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2015

NOTE 4 – LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

Impaired acquired loans with an allowance recorded and total impaired loans were as follows as of December 31, 2015:

	Unpaid Contractual Principal Balance	Recorded Principal Balance	Related Allowance	Year-To-Date Average Recorded Principal Balance
With an allowance recorded:
Commercial:
Commercial and industrial	$383,000	$376,000	$102,000	$127,000
Vacant land, land development and residential construction	0	0	0	0
Real estate – owner occupied	51,000	51,000	4,000	823,000
Real estate – non-owner occupied	0	0	0	0
Real estate – multi-family and residential rental	23,000	23,000	0	21,000
Total commercial	457,000	450,000	106,000	971,000
Retail:
Home equity and other	0	0	0	0
1-4 family mortgages	175,000	175,000	6,000	185,000
Total retail	175,000	175,000	6,000	185,000

Total with an allowance recorded	$632,000	$625,000	$112,000	$1,156,000

Total impaired loans:
Commercial	$5,550,000	$5,180,000	$106,000	$5,318,000
Retail	2,450,000	2,033,000	6,000	1,579,000
Total impaired loans	$8,000,000	$7,213,000	$112,000	$6,897,000

(Continued)

MERCANTILE BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2015

NOTE 4 – LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

Impaired originated loans with no related allowance recorded were as follows as of December 31, 2014:

	Unpaid Contractual Principal Balance	Recorded Principal Balance	Related Allowance	Year-To-Date Average Recorded Principal Balance
With no related allowance recorded:
Commercial:
Commercial and industrial	$1,170,000	$1,164,000		$652,000
Vacant land, land development and residential construction	540,000	209,000		227,000
Real estate – owner occupied	3,609,000	1,901,000		4,365,000
Real estate – non-owner occupied	1,210,000	1,210,000		971,000
Real estate – multi-family and residential rental	375,000	317,000		64,000
Total commercial	6,904,000	4,801,000		6,279,000
Retail:
Home equity and other	207,000	191,000		517,000
1-4 family mortgages	1,144,000	560,000		585,000
Total retail	1,351,000	751,000		1,102,000

Total with no related allowance recorded	$8,255,000	$5,552,000		$7,381,000

(Continued)

MERCANTILE BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2015

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

(Continued)

MERCANTILE BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2015

NOTE 4 – LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

Impaired acquired loans with no related allowance recorded were as follows as of December 31, 2014:

	Unpaid Contractual Principal Balance	Recorded Principal Balance	Related Allowance	Year-To-Date Average Recorded Principal Balance
With no related allowance recorded:
Commercial:
Commercial and industrial	$1,586,000	$1,579,000		$563,000
Vacant land, land development and residential construction	0	0		0
Real estate – owner occupied	113,000	113,000		52,000
Real estate – non-owner occupied	326,000	326,000		260,000
Real estate – multi-family and residential rental	487,000	487,000		166,000
Total commercial	2,512,000	2,505,000		1,041,000
Retail:
Home equity and other	641,000	639,000		262,000
1-4 family mortgages	866,000	866,000		458,000
Total retail	1,507,000	1,505,000		720,000

Total with no related allowance recorded	$4,019,000	$4,010,000		$1,761,000

(Continued)

MERCANTILE BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2015

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

Impaired loans for which no allocation of the allowance for loan losses has been made generally reflect situations whereby the loans have been charged-down to estimated collateral value. Interest income recognized on accruing troubled debt restructurings totaled $2.4 million, $1.8 million and $2.5 million during 2015, 2014 and 2013, respectively. Interest income recognized on nonaccrual loans totaled $1.7 million during 2015 and $1.9 million during 2013, reflecting the collection of interest at the time of principal pay-off. No such significant collections of interest income were recorded during 2014. Lost interest income on nonaccrual loans totaled $0.3 million, $0.1 million and $0.4 million during 2015, 2014 and 2013, respectively.

(Continued)

MERCANTILE BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2015

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

Loans by credit quality indicators were as follows as of December 31, 2015:

Originated Loans

Commercial credit exposure – credit risk profiled by internal credit risk grades:

		Commercial			Commercial
		Vacant Land,	Commercial	Commercial	Real Estate -
	Commercial	Land Development,	Real Estate -	Real Estate -	Multi-Family
	and	and Residential	Owner	Non-Owner	and Residential
	Industrial	Construction	Occupied	Occupied	Rental

Internal credit risk grade groupings:
Grades 1 – 4	$417,120,000	$18,118,000	$230,629,000	$400,350,000	$19,121,000
Grades 5 – 7	160,454,000	10,365,000	98,332,000	120,404,000	13,806,000
Grades 8 – 9	298,000	1,655,000	1,837,000	0	1,027,000
Total commercial	$577,872,000	$30,138,000	$330,798,000	$520,754,000	$33,954,000

Retail credit exposure – credit risk profiled by collateral type:

	Retail	Retail
	Home Equity	1-4 Family
	and Other	Mortgages

Total retail	$67,816,000	$55,255,000

(Continued)

MERCANTILE BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2015

NOTE 4 – LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

Acquired Loans

Commercial credit exposure – credit risk profiled by internal credit risk grades:

		Commercial			Commercial
		Vacant Land,	Commercial	Commercial	Real Estate -
	Commercial	Land Development,	Real Estate -	Real Estate -	Multi-Family
	and	and Residential	Owner	Non-Owner	and Residential
	Industrial	Construction	Occupied	Occupied	Rental

Internal credit risk grade groupings:
Grades 1 – 4	$67,978,000	$3,095,000	$45,807,000	$71,197,000	$44,763,000
Grades 5 – 7	47,589,000	11,364,000	63,563,000	50,066,000	35,288,000
Grades 8 – 9	2,864,000	523,000	5,751,000	2,334,000	998,000
Total commercial	$118,431,000	$14,982,000	$115,121,000	$123,597,000	$81,049,000

Retail credit exposure – credit risk profiled by collateral type:

	Retail	Retail
	Home Equity	1-4 Family
	and Other	Mortgages

Total retail	$72,830,000	$135,130,000

(Continued)

MERCANTILE BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2015

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

December 31, 2015

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

December 31, 2015

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

(Continued)

MERCANTILE BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2015

NOTE 4 – LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

The allowance for originated loan losses and recorded investments in originated loans for the year-ended December 31, 2015 are as follows:

	Commercial Loans	Retail Loans	Unallocated	Total
Allowance for loan losses:
Beginning balance	$17,736,000	$1,487,000	$76,000	$19,299,000
Provision for loan losses	(1,771,000)	1,006,000	64,000	(701,000)
Charge-offs	(4,915,000)	(1,280,000)	0	(6,195,000)
Recoveries	2,622,000	208,000	0	2,830,000
Ending balance	$13,672,000	$1,421,000	$140,000	$15,233,000

Ending balance: individually evaluated for impairment	$1,218,000	$256,000	$0	$1,474,000

Ending balance: collectively evaluated for impairment	$12,454,000	$1,165,000	$140,000	$13,759,000

Total loans:
Ending balance	$1,493,516,000	$123,071,000		$1,616,587,000

Ending balance: individually evaluated for impairment	$16,845,000	$1,352,000		$18,197,000

Ending balance: collectively evaluated for impairment	$1,476,671,000	$121,719,000		$1,598,390,000

The allowance for acquired loan losses for the year-ended December 31, 2015 is as follows:

	Commercial Loans	Retail Loans	Unallocated	Total
Allowance for loan losses:
Beginning balance	$681,000	$61,000	$0	$742,000
Provision for loan losses	(617,000)	318,000	0	(299,000)
Charge-offs	(77,000)	(7,000)	0	(84,000)
Recoveries	45,000	44,000	0	89,000
Ending balance	$32,000	$416,000	$0	$448,000

(Continued)

MERCANTILE BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2015

NOTE 4 – LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

The allowance for originated loan losses and recorded investments in originated loans for the year-ended December 31, 2014 are as follows:

	Commercial Loans	Retail Loans	Unallocated	Total
Allowance for loan losses:
Beginning balance	$20,455,000	$2,358,000	$8,000	$22,821,000
Provision for loan losses	(3,140,000)	(721,000)	68,000	(3,793,000)
Charge-offs	(876,000)	(554,000)	0	(1,430,000)
Recoveries	1,297,000	404,000	0	1,701,000
Ending balance	$17,736,000	$1,487,000	$76,000	$19,299,000

Ending balance: individually evaluated for impairment	$9,374,000	$778,000	$0	$10,152,000

Ending balance: collectively evaluated for impairment	$8,362,000	$709,000	$76,000	$9,147,000

Total loans:
Ending balance	$1,153,189,000	$92,927,000		$1,246,116,000

Ending balance: individually evaluated for impairment	$45,021,000	$2,835,000		$47,856,000

Ending balance: collectively evaluated for impairment	$1,108,168,000	$90,092,000		$1,198,260,000

The allowance for acquired loan losses for the year-ended December 31, 2014 is as follows:

	Commercial Loans	Retail Loans	Unallocated	Total
Allowance for loan losses:
Beginning balance	$0	$0	$0	$0
Provision for loan losses	734,000	59,000	0	793,000
Charge-offs	(55,000)	(16,000)	0	(71,000)
Recoveries	2,000	18,000	0	20,000
Ending balance	$681,000	$61,000	$0	$742,000

In accordance with the applicable accounting guidance for business combinations, there was no carry-over of Firstbank’s previously established allowance for loan losses.

(Continued)

MERCANTILE BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2015

NOTE 4 – LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

The allowance for originated loan losses and recorded investments in originated loans for the year-ended December 31, 2013 are as follows:

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

(Continued)

MERCANTILE BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2015

NOTE 4 – LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

Loans modified as troubled debt restructurings during 2015 were as follows:

		Pre-	Post-
		Modification	Modification
		Recorded	Recorded
	Number of	Principal	Principal
	Contracts	Balance	Balance
Originated Loans

Commercial:
Commercial and industrial	9	$1,876,000	$1,901,000
Vacant land, land development and residential construction	0	0	0
Real estate – owner occupied	0	0	0
Real estate – non-owner occupied	0	0	0
Real estate – multi-family and residential rental	0	0	0
Total commercial	9	1,876,000	1,901,000

Retail:
Home equity and other	1	146,000	146,000
1-4 family mortgages	0	0	0
Total retail	1	146,000	146,000

Total	10	$2,022,000	$2,047,000

Acquired Loans

Commercial:
Commercial and industrial	3	$624,000	$624,000
Vacant land, land development and residential construction	0	0	0
Real estate – owner occupied	7	494,000	494,000
Real estate – non-owner occupied	5	714,000	714,000
Real estate – multi-family and residential rental	4	287,000	287,000
Total commercial	19	2,119,000	2,119,000

Retail:
Home equity and other	0	0	0
1-4 family mortgages	1	143,000	143,000
Total retail	1	143,000	143,000

Total	20	$2,262,000	$2,262,000

(Continued)

MERCANTILE BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2015

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

(Continued)

MERCANTILE BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2015

NOTE 4 – LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

The following originated loans, modified as troubled debt restructurings within the previous twelve months, became over 30 days past due during the twelve months ended December 31, 2015 (amounts as of period end):

	Number of Contracts	Recorded Principal Balance
Commercial:
Commercial and industrial	0	$0
Vacant land, land development and residential construction	0	0
Real estate – owner occupied	0	0
Real estate – non-owner occupied	0	0
Real estate – multi-family and residential rental	0	0
Total commercial	0	0
Retail:
Home equity and other	0	0
1-4 family mortgages	0	0
Total retail	0	0

Total	0	$0

The following acquired loans, modified as troubled debt restructurings within the previous twelve months, became over 30 days past due during the twelve months ended December 31, 2015 (amounts as of period end):

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

(Continued)

MERCANTILE BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2015

NOTE 4 – LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

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

(Continued)

MERCANTILE BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2015

NOTE 4 – LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

Activity for originated loans categorized as troubled debt restructurings during 2015 is as follows:

	Commercial and	Commercial Vacant Land, Land Development, and Residential	Commercial Real Estate - Owner	Commercial Real Estate - Non-Owner	Commercial Real Estate - Multi-Family and Residential
	Industrial	Construction	Occupied	Occupied	Rental

Commercial Loan Portfolio:
Beginning Balance	$7,026,000	$2,680,000	$17,160,000	$17,439,000	$505,000
Charge-Offs	0	0	(4,198,000)	0	0
Payments	(6,648,000)	(594,000)	(11,562,000)	(6,782,000)	(29,000)
Transfers to ORE	0	0	0	0	0
Net Additions/Deletions	1,650,000	0	0	0	0
Ending Balance	$2,028,000	$2,086,000	$1,400,000	$10,657,000	$476,000

	Retail Home Equity and Other	Retail 1-4 Family Mortgages

Retail Loan Portfolio:
Beginning Balance	$0	$1,967,000
Charge-Offs	0	(148,000)
Payments	0	(1,691,000)
Transfers to ORE	0	0
Net Additions/Deletions	146,000	0
Ending Balance	$146,000	$128,000

(Continued)

MERCANTILE BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2015

NOTE 4 – LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

Activity for acquired loans categorized as troubled debt restructurings during 2015 is as follows:

	Commercial and Industrial	Commercial Vacant Land, Land Development, and Residential Construction	Commercial Real Estate - Owner Occupied	Commercial Real Estate - Non-Owner Occupied	Commercial Real Estate - Multi-Family and Residential Rental

Commercial Loan Portfolio:
Beginning Balance	$1,439,000	$0	$1,569,000	$64,000	$381,000
Charge-Offs	0	0	(31,000)	0	(42,000)
Payments	(444,000)	0	(590,000)	(9,000)	(342,000)
Transfers to ORE	0	0	0	0	0
Net Additions/Deletions	691,000	0	704,000	592,000	334,000
Ending Balance	$1,686,000	$0	$1,652,000	$647,000	$331,000

	Retail Home Equity and Other	Retail 1-4 Family Mortgages

Retail Loan Portfolio:
Beginning Balance	$26,000	$178,000
Charge-Offs	0	0
Payments	(39,000)	(3,000)
Transfers to ORE	0	0
Net Additions/Deletions	154,000	141,000
Ending Balance	$141,000	$316,000

(Continued)

MERCANTILE BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2015

NOTE 4 – LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

Activity for originated loans categorized as troubled debt restructurings during 2014 is as follows:

	Commercial and Industrial	Commercial Vacant Land, Land Development, and Residential Construction	Commercial Real Estate - Owner Occupied	Commercial Real Estate - Non-Owner Occupied	Commercial Real Estate - Multi-Family and Residential Rental

Commercial Loan Portfolio:
Beginning Balance	$1,656,000	$4,501,000	$1,816,000	$22,312,000	$2,620,000
Charge-Offs	(67,000)	0	(11,000)	0	(420,000)
Payments	(871,000)	(4,719,000)	(2,343,000)	(5,191,000)	(1,695,000)
Transfers to ORE	(21,000)	0	(48,000)	0	0
Net Additions/Deletions	6,329,000	2,898,000	17,746,000	318,000	0
Ending Balance	$7,026,000	$2,680,000	$17,160,000	$17,439,000	$505,000

	Retail Home Equity and Other	Retail 1-4 Family Mortgages

Retail Loan Portfolio:
Beginning Balance	$0	$1,987,000
Charge-Offs	0	0
Payments	0	(224,000)
Transfers to ORE	0	0
Net Additions/Deletions	0	204,000
Ending Balance	$0	$1,967,000

(Continued)

MERCANTILE BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2015

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

December 31, 2015

NOTE 4 – LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

Activity for originated loans categorized as troubled debt restructurings during 2013 is as follows:

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

(Continued)

MERCANTILE BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2015

NOTE 4 – LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

The allowance related to loans categorized as troubled debt restructurings was as follows:

	December 31, 2015	December 31, 2014
Commercial:
Commercial and industrial	$221,000	$16,000
Vacant land, land development, and residential construction	186,000	151,000
Real estate – owner occupied	115,000	182,000
Real estate – non-owner occupied	201,000	4,778,000
Real estate – multi-family and residential rental	365,000	666,000
Total commercial	1,088,000	5,793,000

Retail:
Home equity and other	14,000	0
1-4 family mortgages	6,000	0
Total retail	20,000	0

Total related allowance	$1,108,000	$5,793,000

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

NOTE 5 - PREMISES AND EQUIPMENT, NET

Year-end premises and equipment were as follows:

	2015	2014

Land and improvements	$16,529,000	$16,579,000
Buildings	39,394,000	38,761,000
Furniture and equipment	16,978,000	16,622,000
	72,901,000	71,962,000
Less: accumulated depreciation	26,039,000	23,150,000

Total premises and equipment	$46,862,000	$48,812,000

(Continued)

MERCANTILE BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2015

NOTE 5 - PREMISES AND EQUIPMENT, NET (Continued)

Future lease payments total $1.6 million, comprised of $0.4 million in one year, $0.8 million in one to three years, $0.3 million in three to five years and $0.1 million in over five years. Depreciation expense totaled $3.0 million in 2015, $2.3 million in 2014, and $1.3 million in 2013.

NOTE 6 – MORTGAGE LOAN SERVICING

Mortgage loans serviced for others are not reported as assets in the Consolidated Balance Sheets. The mortgage loan servicing portfolio was acquired in the merger with Firstbank. The year-end aggregate unpaid principal balances of mortgage loans serviced for others were as follows:

	2015	2014
Mortgage loan portfolios serviced for:
Federal Home Loan Mortgage Corporation	$598,510,000	$589,118,000
Federal Home Loan Bank	4,675,000	1,702,000
Total mortgage loans serviced for others	$603,185,000	$590,820,000

Custodial escrow balances maintained in connection with serviced loans were $3.0 million and $2.8 million as of December 31, 2015 and December 31, 2014, respectively.

Activity for capitalized mortgage loan servicing rights during 2015 and 2014 was as follows:

	2015	2014

Balance at beginning of year	$6,712,000	$0
Additions	1,487,000	575,000
Amortized to expense	(2,078,000)	(1,252,000)
Firstbank merger	0	7,389,000

Balance at end of year	$6,121,000	$6,712,000

We determined that no valuation allowance was necessary as of December 31, 2015 or December 31, 2014. The estimated fair value of mortgage servicing rights was $7.8 million and $7.3 million as of December 31, 2015 and December 31, 2014, respectively. The fair value of mortgage servicing rights is estimated using a valuation model that calculates the present value of estimated future net servicing cash flows, taking into consideration expected mortgage loan prepayment rates, discount rates, servicing costs and other economic factors, which are determined based on current market conditions. During 2015, fair value was determined using a discount rate of 7.10%, a weighted average constant prepayment rate of 11.7%, depending on the stratification of the specific right, and a weighted average delinquency rate of 0.90%. During 2014, fair value was determined using a discount rate of 7.05%, a weighted average constant prepayment rate of 12.6%, depending on the stratification of the specific right, and a weighted average delinquency rate of 1.01%.

(Continued)

MERCANTILE BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2015

NOTE 6 – MORTGAGE LOAN SERVICING (Continued)

The weighted average amortization period was 3.6 years and 3.7 years as of December 31, 2015 and December 31, 2014, respectively. Estimated amortization as of December 31, 2015 is as follows:

2016	$1,409,000
2017	1,146,000
2018	955,000
2019	804,000
2020	659,000
Thereafter	1,148,000

NOTE 7 – CORE DEPOSIT INTANGIBLE ASSETS, NET

The gross carrying amount of core deposit intangible assets totaled $17.5 million as of December 31, 2015 and December 31, 2014. As of December 31, 2015, the accumulated amortization on core deposit intangible assets was $4.9 million, providing for a net carry balance of $12.6 million. As of December 31, 2014, the accumulated amortization on core deposit intangible assets was $1.9 million, providing for a net carry balance of $15.6 million.

The scheduled amortization expense on core deposit intangible assets in future periods is:

2016	$2,675,000
2017	2,357,000
2018	2,039,000
2019	1,721,000
2020	1,403,000
Thereafter	2,436,000

(Continued)

MERCANTILE BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2015

NOTE 8 – DEPOSITS

Deposits at year-end are summarized as follows:

	December 31, 2015		December 31, 2014		Percent Increase
	Balance	%	Balance	%	(Decrease)

Noninterest-bearing demand	$674,568,000	29.6%	$558,738,000	24.5%	20.7%
Interest-bearing checking	403,354,000	17.7	413,382,000	18.2	(2.4)
Money market	274,395,000	12.1	235,587,000	10.3	16.5
Savings	332,794,000	14.6	330,459,000	14.5	0.7
Time, under $100,000	155,655,000	6.9	181,026,000	8.0	(14.0)
Time, $100,000 and over	313,247,000	13.8	382,120,000	16.8	(18.0)
	2,154,013,000	94.7	2,101,312,000	92.3	2.5

Out-of-area time, under $100,000	149,000	< 0.1	2,422,000	0.1	NM
Out-of-area time, $100,000 and over	121,220,000	5.3	173,181,000	7.6	(30.0)
	121,369,000	5.3	175,603,000	7.7	(30.9)

Total deposits	$2,275,382,000	100.0%	$2,276,915,000	100.0%	(0.1% )

Out-of-area time deposits consist of deposits obtained from depositors outside of our primary market areas almost exclusively through deposit brokers.

The following table depicts the maturity distribution for time deposits at year-end:

	2015	2014

In one year or less	$305,122,000	$368,163,000
In one to two years	145,775,000	153,346,000
In two to three years	71,988,000	118,919,000
In three to four years	37,527,000	60,953,000
In four to five years	29,859,000	37,368,000

Total certificates of deposit	$590,271,000	$738,749,000

The following table depicts the maturity distribution for time deposits with balances of $100,000 or more at year-end:

	2015	2014

Up to three months	$73,783,000	$75,356,000
Three months to six months	50,375,000	65,838,000
Six months to twelve months	91,786,000	125,492,000
Over twelve months	218,523,000	288,615,000

Total certificates of deposit	$434,467,000	$555,301,000

Total time deposits of more than $250,000 totaled $180.4 million and $223.0 million at year-end 2015 and 2014, respectively.

(Continued)

MERCANTILE BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2015

NOTE 9 – SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

Information regarding securities sold under agreements to repurchase at year-end is summarized below:

	2015	2014

Outstanding balance at year-end	$154,771,000	$167,569,000
Weighted average interest rate at year-end	0.11%	0.11%

Average daily balance during the year	$146,826,000	$105,474,000
Weighted average interest rate during the year	0.11%	0.12%

Maximum daily balance during the year	$168,211,000	$178,042,000

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

NOTE 10 - FEDERAL HOME LOAN BANK ADVANCES

Federal Home Loan Bank of Indianapolis (“FHLBI”) advances totaled $68.0 million at December 31, 2015, and were expected to mature at varying dates from December 2016 through August 2022, with fixed rates of interest from 1.22% to 2.11% and averaging 1.49%. FHLBI advances totaled $54.0 million at December 31, 2014, and were expected to mature at varying dates ranging from January 2015 through September 2017, with fixed rates of interest from 0.62% to 1.51% and averaging 1.26%.

Each advance is payable at its maturity date, and is subject to a prepayment fee if paid prior to the maturity date. The advances are generally collateralized by a blanket lien on our residential mortgage loan portfolio. Our borrowing line of credit as of December 31, 2015 totaled $467 million, with availability of $399 million.

Scheduled maturities as of December 31, 2015:

2016	$3,000,000
2017	45,000,000
2018	0
2019	0
2020	10,000,000
Thereafter	10,000,000

(Continued)

MERCANTILE BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2015

NOTE 11 - FEDERAL INCOME TAXES

The consolidated income tax expense is as follows:

	2015	2014	2013

Current expense	$7,399,000	$3,359,000	$0
Deferred expense	4,592,000	4,506,000	8,092,000
Change in valuation allowance	(180,000)	0	0
Tax expense	$11,811,000	$7,865,000	$8,092,000

A reconciliation of the differences between the federal income tax expense recorded and the amount computed by applying the federal statutory rate to income before income taxes is as follows:

	2015	2014	2013

Tax at statutory rate (35%)	$13,591,000	$8,819,000	$8,794,000
Increase (decrease) from
Tax-exempt interest	(781,000)	(621,000)	(347,000)
Bank owned life insurance	(384,000)	(415,000)	(465,000)
Change in valuation allowance	(180,000)	0	0
Other	(435,000)	82,000	110,000
Tax expense	$11,811,000	$7,865,000	$8,092,000

(Continued)

MERCANTILE BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2015

NOTE 11 - FEDERAL INCOME TAXES (Continued)

Significant components of deferred tax assets and liabilities as of December 31, 2015 and 2014 are as follows:

	2015	2014
Deferred income tax assets
Allowance for loan losses	$5,488,000	$7,014,000
Deferred compensation	1,367,000	1,304,000
Stock compensation	767,000	521,000
Nonaccrual loan interest income	602,000	471,000
Deferred loan fees	504,000	445,000
Losses on capital investments	270,000	450,000
Fair value write-downs on foreclosed properties	115,000	212,000
Fair value of interest rate swap	89,000	89,000
Tax credit carryforwards	0	3,395,000
Business combination adjustments	0	315,000
Other	283,000	410,000
Deferred tax asset before valuation allowance	9,485,000	14,626,000
Valuation allowance	(270,000)	(450,000)
Deferred tax asset after valuation allowance	9,215,000	14,176,000

Deferred income tax liabilities
Depreciation	1,128,000	1,217,000
Prepaid expenses	378,000	425,000
Core deposit intangible	4,349,000	5,386,000
Mortgage loan servicing rights	2,142,000	2,349,000
Unrealized gain on securities	768,000	112,000
Business combination adjustments	1,091,000	0
Other	188,000	476,000
Deferred tax liability	10,044,000	9,965,000

Total net deferred tax asset (liability)	$(829,000)	$4,211,000

A valuation allowance related to deferred tax assets is required when it is considered more likely than not that all or part of the benefits related to such assets will not be realized. At December 31, 2014, we carried a valuation allowance against the $0.5 million deferred tax asset associated with certain capital investments acquired in our merger with Firstbank. During 2015, we disposed of these investments entirely, partially offsetting the capital loss incurred for tax purposes with capital gains resulting from the FHLBI initiated repurchase of its excess shares. We reversed $0.2 million of the valuation allowance due to the capital gain, and continue to carry a valuation allowance on the $0.3 million deferred tax asset associated with $0.8 million of capital loss carry forward that will expire at December 31, 2020. We believe the remainder of our deferred tax assets are more likely than not to be realized.

We had no unrecognized tax benefits at any time during 2015 or 2014 and do not anticipate any significant increase in unrecognized tax benefits during 2016. Should the accrual of any interest or penalties relative to unrecognized tax benefits be necessary, it is our policy to record such accruals in our income tax accounts; no such accruals existed at any time during 2015 or 2014. Our U.S. federal income tax returns are no longer subject to examination for all years before 2012.

(Continued)

MERCANTILE BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2015

NOTE 12 – STOCK-BASED COMPENSATION

Stock-based compensation plans are used to provide directors and employees with an increased incentive to contribute to our long-term performance and growth, to align the interests of directors and employees with the interests of our shareholders through the opportunity for increased stock ownership and to attract and retain directors and employees. No stock option or restricted stock grants were made during 2013 due to the pending merger with Firstbank. During 2014 and 2015, stock option and restricted stock grants were provided to certain employees through the Stock Incentive Plan of 2006. In addition, stock grants were provided to directors as retainer payments during 2014 and 2015 through the Stock Incentive Plan of 2006.

Under the Stock Incentive Plan of 2006, incentive awards may include, but are not limited to, stock options, restricted stock, stock appreciation rights and stock awards. Incentive awards that are stock options or stock appreciation rights are granted with an exercise price not less than the closing price of our common stock on the date of grant. Price, vesting and expiration date parameters are determined by Mercantile’s Compensation Committee on a grant-by-grant basis. Generally, the stock options granted to employees during 2006, 2007 and 2008 fully vested after two years and expired after seven years. Restricted stock awards granted to directors and certain employees during 2012 fully vested after two years. No payments were required from employees for the restricted stock awards. The restricted stock awards granted to certain employees during 2014 and 2015 fully vest after three years. The stock options granted to certain employees during 2014 and 2015, which were at 110% of the market price on the date of grant, fully vest after two years and expire after seven years. At year-end 2015, there were approximately 215,000 shares authorized for future incentive awards.

In conjunction with the Firstbank merger, all of our outstanding restricted stock awards, which were scheduled to vest in full in November, 2014, became fully vested on June 1, 2014, resulting in the recognition of compensation expense of $0.2 million in the second quarter of 2014 to reflect the accelerated vesting of the restricted stock awards. The unrecognized compensation cost related to unvested stock options was less than $0.1 million as of December 31, 2015, which will be recognized as expense over the next two years. The unrecognized compensation cost related to restricted stock grants was $3.0 million as of December 31, 2015, which will be recognized as expense over the next three years.

Also in conjunction with the Firstbank merger, we issued Mercantile stock options in replacement of all outstanding Firstbank stock option grants that had been previously issued to Firstbank employees under the Firstbank Corporation Stock Option and Restricted Stock Plan of 1997 and the Firstbank Corporation 2006 Stock Compensation Plan. In general, stock option grants for 50 shares or less fully vested after one year from date of grant, while stock option grants for more than 50 shares vested over a five-year period at 20% of the grant per annum starting one year from date of grant. The stock option grants expire ten years from date of grant. There were approximately 282,200 Mercantile stock options issued as a result of the merger, with about 258,400 of the stock option grants fully vested and exercisable on the date of merger. The remaining 23,800 stock option grants vested during 2015.

(Continued)

MERCANTILE BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2015

NOTE 12 – STOCK-BASED COMPENSATION (Continued)

A summary of restricted stock activity from grants issued under the Mercantile Stock Incentive Plan of 2006 during the past three years is as follows:

	2015		2014		2013
	Shares	Weighted Average Fair Value	Shares	Weighted Average Fair Value	Shares	Weighted Average Fair Value

Nonvested at beginning of year	101,490	$20.13	63,800	$14.30	66,100	$14.30
Granted	65,933	25.14	101,490	20.13	0	NA
Vested	(4,666)	20.13	(63,300)	14.30	0	NA
Forfeited	(7,256)	20.13	(500)	14.30	(2,300)	14.30
Nonvested at end of year	155,501	$22.25	101,490	$20.13	63,800	$14.30

A summary of stock option activity from grants issued under various Mercantile plans during the past three years is as follows:

	2015			2014		2013
	Shares	Weighted Average Exercise Price		Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price

Outstanding at beginning of year	35,335		$31.09	60,876	$33.11	152,896	$26.15
Granted	4,200		27.66	6,488	22.15	0	NA
Exercised	(2,700)		6.21	(2,845)	17.74	(51,055)	13.72
Forfeited or expired	(26,147)		35.88	(29,184)	34.60	(40,965)	31.30
Outstanding at end of year	10,688		$24.32	35,335	$31.09	60,876	$33.11
Options exercisable at year-end	0	$	NA	28,847	$33.11	60,876	$33.11

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

(Continued)

MERCANTILE BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2015

NOTE 12 – STOCK-BASED COMPENSATION (Continued)

The fair value of stock options granted during 2015 and 2014 was determined using the following weighted-average assumptions as of the grant date. No stock options were granted during 2013.

	2015	2014

Risk-free interest rate	1.67%	1.56%
Expected option life (Years)	5	5
Expected stock price volatility	29%	26%
Dividend yield	2.5%	2.5%

Options issued under various Mercantile plans outstanding at year-end 2015 were as follows:

	Outstanding			Exercisable
		Weighted Average	Weighted		Weighted
Range of		Remaining	Average		Average
Exercise		Contractual	Exercise		Exercise
Prices	Number	Life (Years)	Price	Number	Price

$20.01 - $24.00	6,488	5.9	$22.15	0	NA
$24.01 - $28.00	4,200	6.9	27.66	0	NA
Outstanding at year end	10,688	6.3	$24.32	0	NA

Information related to options issued under various Mercantile plans outstanding at year-end 2015, 2014 and 2013 is as follows:

	2015	2014	2013

Minimum exercise price	$22.15	$6.21	$6.21
Maximum exercise price	27.66	35.88	40.28
Average remaining option term (Years)	6.3	2.0	1.4

Information related to stock option grants and exercises issued under various Mercantile plans during 2015, 2014 and 2013 is as follows:

	2015	2014	2013

Aggregate intrinsic value of stock options exercised	$36,000	$11,000	$408,000
Cash received from stock option exercises	17,000	50,000	289,000
Tax benefit realized from stock option exercises	0	0	0
Weighted average per share fair value of stock options granted	$4.41	2.72	NA

(Continued)

MERCANTILE BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2015

NOTE 12– STOCK-BASED COMPENSATION (Continued)

The aggregate intrinsic value of all stock options issued under various Mercantile plans outstanding and exercisable at December 31, 2015 was $0. Shares issued as a result of the exercise of stock option grants have been authorized and were previously unissued shares.

A summary of stock option activity from grants issued under various Firstbank plans that became part of Mercantile’s plans upon consummation of the merger on June 1, 2014 is as follows:

	2015		2014
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price

Outstanding at beginning of year	217,982	$14.89	0	$ NA
Granted	0	NA	0	NA
Replaced as part of merger	0	NA	282,178	15.48
Exercised	(56,417)	15.50	(27,740)	8.34
Forfeited or expired	(37,678)	21.39	(36,456)	24.46
Outstanding at end of year	123,887	$12.64	217,982	$14.89
Options exercisable at year-end	123,887	$12.64	210,777	$15.22

Options issued under various Firstbank plans outstanding at year-end 2015 were as follows:

	Outstanding			Exercisable
		Weighted Average	Weighted		Weighted
Range of		Remaining	Average		Average
Exercise		Contractual	Exercise		Exercise
Prices	Number	Life (Years)	Price	Number	Price

$ 4.00 - $ 8.00	48,430	3.8	$6.58	48,430	$6.58
$ 8.01 - $12.00	18,550	3.9	8.60	18,550	8.60
$12.01 - $16.00	27,350	1.9	16.00	27,350	16.00
$20.01 - $24.00	29,557	0.9	22.00	29,557	22.00
Outstanding at year end	123,887	2.7	$12.64	123,887	$12.64

Information related to options issued under various Firstbank plans outstanding at year-end 2015 and 2014 is as follows:

	2015	2014

Minimum exercise price	$5.19	$5.19
Maximum exercise price	22.00	24.46
Average remaining option term (Years)	2.7	3.1

(Continued)

MERCANTILE BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2015

NOTE 12 – STOCK-BASED COMPENSATION (Continued)

Information related to stock option grants and exercises issued under various Firstbank plans during 2015 and 2014 is as follows:

	2015	2014

Aggregate intrinsic value of stock options exercised	$420,000	$333,000
Cash received from stock option exercises	874,000	232,000
Tax benefit realized from stock option exercises	147,000	116,000
Weighted average per share fair value of stock options granted	NA	NA

The aggregate intrinsic value of all stock options issued under various Firstbank plans outstanding and exercisable at December 31, 2015 was $1.5 million. Shares issued as a result of the exercise of stock option grants have been authorized and previously unissued shares.

On January 2, 2015, we granted a total of 5,994 shares of common stock to our Corporate, Bank and Regional Advisory Boards of Directors for retainer payments for the period of January 1, 2015 through May 31, 2015. The associated $0.1 million cost was expensed on a straightline basis over the first five months of 2015. On May 28, 2015, we granted a total of 14,100 shares of common stock to our Corporate, Bank and Regional Advisory Boards of Directors for retainer payments for the period of June 1, 2015 through May 31, 2016. The associated $0.3 million cost is being expensed on a straightline basis over the respective twelve month period.

NOTE 13 – RELATED PARTIES

Certain directors and executive officers of the Bank, including their immediate families and companies in which they are principal owners, were loan customers of the Bank. At year-end 2015 and 2014, the Bank had $14.0 million and $15.8 million in loan commitments to directors and executive officers, of which $11.2 million and $9.0 million were outstanding at year-end 2015 and 2014, respectively, as reflected in the following table. The line item entitled “Adjustments” primarily relates to Board member retirements in 2015 and the Firstbank merger in 2014.

	2015	2014

Beginning balance	$9,002,000	$6,884,000
New loans	3,371,000	781,000
Repayments	(965,000)	(381,000)
Adjustments	(257,000)	1,718,000

Ending balance	$11,151,000	$9,002,000

Related party deposits and repurchase agreements totaled $18.5 million and $16.6 million at year-end 2015 and 2014, respectively.

(Continued)

MERCANTILE BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2015

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

These instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized, if any, in the balance sheet. Our maximum exposure to loan loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual notional amount of those instruments. We use the same credit policies in making commitments and conditional obligations as we do for on-balance sheet instruments. Collateral, such as accounts receivable, securities, inventory, and property and equipment, is generally obtained based on management’s credit assessment of the borrower. If required, estimated loss exposure resulting from these instruments is expensed and recorded as a liability. There was no liability balance for these instruments as of December 31, 2015 and 2014.

At year-end 2015 and 2014, the rates on existing off-balance sheet instruments were substantially equivalent to current market rates, considering the underlying credit standing of the counterparties.

Our maximum exposure to credit losses for loan commitments and standby letters of credit outstanding at year-end was as follows:

	2015	2014

Commercial unused lines of credit	$522,658,000	$554,856,000
Unused lines of credit secured by 1 – 4 family residential properties	61,905,000	60,983,000
Credit card unused lines of credit	15,612,000	11,649,000
Other consumer unused lines of credit	8,583,000	8,673,000
Commitments to make loans	178,034,000	110,126,000
Standby letters of credit	34,946,000	35,461,000

Total commitments	$821,738,000	$781,748,000

Commitments to make loans generally reflect our binding obligations to existing and prospective customers to extend credit, including line of credit facilities secured by accounts receivable and inventory, and term debt secured by either real estate or equipment. In most instances, line of credit facilities are for a one-year term and are at a floating rate tied to the Wall Street Journal Prime Rate or the 30-Day Libor rate. For term debt secured by real estate, customers are generally offered a floating rate tied to the Wall Street Journal Prime Rate or the 30-Day Libor rate, and a fixed rate currently ranging from 4.00% to 7.00%. These credit facilities generally balloon within five years, with payments based on amortizations ranging from 10 to 20 years. For term debt secured by non-real estate collateral, customers are generally offered a floating rate tied to the Wall Street Journal Prime Rate or the 30-Day Libor rate, and a fixed rate currently ranging from 4.00% to 7.50%. These credit facilities generally mature and fully amortize within three to seven years.

(Continued)

MERCANTILE BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2015

NOTE 14 – COMMITMENTS AND OFF-BALANCE-SHEET RISK (Continued)

Certain of our commercial loan customers have entered into interest rate swap agreements directly with our correspondent banks. To assist our commercial loan customers in these transactions, and to encourage our correspondent banks to enter into the interest rate swap transactions with minimal credit underwriting analyses on their part, we have entered into risk participation agreements with the correspondent banks whereby we agree to make payments to the correspondent banks owed by our commercial loan customers under the interest rate swap agreement in the event that our commercial loan customers do not make the payments. We are not a party to the interest rate swap agreements under these arrangements. As of December 31, 2015, the total notional amount of the underlying interest rate swap agreements was $14.7 million, with a net fair value from our commercial loan customers’ perspective of negative $2.3 million. These risk participation agreements are considered financial guarantees in accordance with applicable accounting guidance and are therefore recorded as liabilities at fair value, generally equal to the fees collected at the time of their execution. These liabilities are accreted into income during the terms of the interest rate swap agreements, generally ranging from an original term of four to fifteen years, and totaled less than $0.1 million at December 31, 2015 and December 31, 2014.

The following instruments are considered financial guarantees under current accounting guidance. These instruments are carried at fair value.

	2015		2014
	Contract	Carrying	Contract	Carrying
	Amount	Value	Amount	Value

Standby letters of credit	$34,946,000	$182,000	$35,461,000	$150,000

We were required to have $9.1 million and $8.4 million of cash on hand or on deposit with the Federal Reserve Bank of Chicago to meet regulatory reserve and clearing requirements at December 31, 2015 and December 31, 2014, respectively.

NOTE 15 – BENEFIT PLANS

We have a 401(k) benefit plan that covers substantially all of our employees. The percent of our matching contributions to the 401(k) benefit plan is determined annually by the Board of Directors. The matching contribution was 4.00% as of January 1, 2013. Effective January 1, 2014, the matching contribution was increased to 4.25%. Matching contributions, if made, are immediately vested. Our 2015, 2014 and 2013 matching 401(k) contributions charged to expense were $1.2 million, $0.9 million and $0.5 million, respectively.

We have a deferred compensation plan in which all persons serving on the Board of Directors may defer all or portions of their annual retainer and meeting fees, with distributions to be paid upon termination of service as a director or specific dates selected by the director. We also have a non-qualified deferred compensation program in which selected officers may defer all or portions of salary and bonus payments. The deferred amounts, totaling $3.9 million and $3.7 million as of December 31, 2015 and 2014, respectively, are categorized as other liabilities in the Consolidated Balance Sheets, and are paid interest at a rate equal to the Wall Street Journal Prime Rate. Interest expense was less than $0.1 million per year during the last three years.

(Continued)

MERCANTILE BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2015

NOTE 15 – BENEFIT PLANS (Continued)

The Mercantile Bank Corporation Employee Stock Purchase Plan of 2002 was replaced by the Mercantile Bank Corporation Employee Stock Purchase Plan of 2014 (herein after referred to as the “Stock Purchase Plans”) in June of 2014. The Stock Purchase Plans are non-compensatory plans intended to encourage full- and part-time employees of Mercantile and its subsidiaries to promote our best interests and to align employees’ interests with the interests of our shareholders by permitting employees to purchase shares of our common stock through regular payroll deductions. Shares are purchased on the last business day of each calendar quarter at a price equal to the consolidated closing bid price of our common stock reported on The Nasdaq Stock Market. A total of 250,000 shares of common stock may be issued under the existing plan; however, the number of shares may be adjusted to reflect any stock dividends and other changes in our capitalization. The number of shares issued under the Stock Purchase Plans totaled 2,058 and 1,150 in 2015 and 2014, respectively. As of December 31, 2015, there were 246,800 shares available under our current plan.

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

In February 2012, we entered into an interest rate swap agreement with a correspondent bank to hedge the floating rate on the subordinated debentures issued to Mercantile Bank Capital Trust I, which became effective in January 2013 and matures in January 2018. The $32.0 million of subordinated debentures have a rate equal to the 90-Day Libor Rate plus a fixed spread of 218 basis points, and are subject to repricing quarterly. The interest rate swap agreement provides for us to pay our correspondent bank a fixed rate, while our correspondent bank will pay us the 90-Day Libor Rate on a $32.0 million notional amount. The quarterly re-set dates for the floating rate on the interest rate swap agreement are the same as the re-set dates for the floating rate on the subordinated debentures. The interest rate swap agreement is accounted for under hedge accounting guidelines; therefore, fluctuations in the fair value of the interest rate swap agreement, net of tax effect, are recorded in other comprehensive income. As of December 31, 2015 and 2014, the fair value of the interest rate swap agreement was recorded as a liability in the amount of $0.3 million.

Effective January 26, 2016, the notional amount of the interest rate swap agreement was reduced from $32.0 million down to $21.0 million, reflecting the $11.0 million repurchase of the associated trust preferred securities on that date. We recorded interest expense of approximately $154,000 in January 2016 as part of the transaction, in large part reflecting the market value of the interest rate swap on that date of the $11.0 million portion.

(Continued)

MERCANTILE BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2015

NOTE 17 – FAIR VALUES OF FINANCIAL INSTRUMENTS

Carrying amount, estimated fair value and level within the fair value hierarchy of financial instruments were as follows at year-end (dollars in thousands):

	Level in	2015		2014
	Fair Value	Carrying	Fair	Carrying	Fair
	Hierarchy	Amount	Value	Amount	Value
Financial assets
Cash	Level 1	$12,496	$12,496	$13,261	$13,261
Cash equivalents	Level 2	77,395	77,395	159,477	159,477
Securities available for sale	(1)	346,992	346,992	432,912	432,912
Federal Home Loan Bank stock	(2)	7,567	7,567	13,699	13,699
Loans, net	Level 3	2,262,046	2,261,026	2,069,236	2,064,140
Bank owned life insurance	Level 2	58,971	58,971	57,861	57,861
Accrued interest receivable	Level 2	7,836	7,836	8,033	8,033

Financial liabilities
Deposits	Level 2	2,275,382	2,208,724	2,276,915	2,254,749
Securities sold under agreements to repurchase	Level 2	154,771	154,771	167,569	167,569
Federal Home Loan Bank advances	Level 2	68,000	68,858	54,022	54,720
Subordinated debentures	Level 2	55,154	55,760	54,472	54,508
Accrued interest payable	Level 2	1,479	1,479	1,942	1,942
Interest rate swap	(1)	253	253	253	253

(1)	See Note 18 for a description of the fair value hierarchy as well as a disclosure of levels for classes of financial assets and liabilities.
(2)	It is not practical to determine the fair value of FHLBI stock due to transferability restrictions.

Carrying amount is the estimated fair value for cash and cash equivalents, FHLBI stock, accrued interest receivable and payable, bank owned life insurance, demand deposits, securities sold under agreements to repurchase, and variable rate loans and deposits that reprice frequently and fully. Security fair values are based on market prices or dealer quotes, and if no such information is available, on the rate and term of the security and information about the issuer. For fixed rate loans and deposits and for variable rate loans and deposits with infrequent repricing or repricing limits, fair value is based on discounted cash flows using current market rates applied to the estimated life and credit risk. Fair value of subordinated debentures and Federal Home Loan Bank advances is based on current rates for similar financing. Fair value of the interest rate swap is determined primarily utilizing market-consensus forecasted yield curves. Fair value of off-balance sheet items is estimated to be nominal.

(Continued)

MERCANTILE BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2015

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

The following is a description of our valuation methodologies used to measure and disclose the fair values of our financial assets and liabilities on a recurring or nonrecurring basis:

Securities available for sale. Securities available for sale are recorded at fair value on a recurring basis. Fair value measurement is based on quoted prices, if available. If quoted prices are not available, fair values are measured using independent pricing models. Level 2 securities include U.S. Government agency debt obligations, mortgage-backed securities issued or guaranteed by U.S. Government agencies, municipal general obligation and revenue bonds, and mutual funds. Level 3 securities include bonds issued by certain relatively small municipalities located within our markets that have very limited marketability due to their size and lack of ratings from a recognized rating service. We carry these bonds at historical cost, which we believe approximates fair value, unless our periodic financial analysis or other information becomes known which necessitates a valuation allowance. There was no such valuation allowance as of December 31, 2015 or 2014. We have no Level 1 securities available for sale.

(Continued)

MERCANTILE BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2015

NOTE 18 – FAIR VALUE MEASUREMENTS (Continued)

Mortgage loans held for sale. Mortgage loans held for sale are carried at the lower of aggregate cost or fair value and are measured on a nonrecurring basis. Fair value is based on independent quoted market prices, where applicable, or the prices for other mortgage whole loans with similar characteristics. As of December 31, 2015 and 2014, we determined that the fair value of our mortgage loans held for sale approximated the recorded cost of $1.3 million and $1.6 million, respectively.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The balances of assets and liabilities measured at fair value on a recurring basis as of December 31, 2015 are as follows:

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available for sale securities
U.S. Government agency debt obligations	$147,040,000	$0	$147,040,000	$0
Mortgage-backed securities	67,074,000	0	67,074,000	0
Municipal general obligation bonds	122,023,000	0	113,604,000	8,419,000
Municipal revenue bonds	8,914,000	0	8,914,000	0
Other investments	1,941,000	0	1,941,000	0
Derivatives
Interest rate swap agreement	(253,000)	0	(253,000)	0
Total	$346,739,000	$0	$338,320,000	$8,419,000

There were no transfers in or out of Level 1, Level 2 or Level 3 during 2015.

(Continued)

MERCANTILE BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2015

NOTE 18 – FAIR VALUE MEASUREMENTS (Continued)

The balances of assets and liabilities measured at fair value on a recurring basis as of December 31, 2014 are as follows:

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available for sale securities
U.S. Government agency debt obligations	$193,468,000	$0	$193,468,000	$0
Mortgage-backed securities	93,561,000	0	93,561,000	0
Municipal general obligation bonds	133,082,000	0	122,801,000	10,281,000
Municipal revenue bonds	10,873,000	0	10,873,000	0
Mutual funds	1,928,000	0	1,928,000	0
Derivatives
Interest rate swap agreement	(253,000)	0	(253,000)	0
Total	$432,659,000	$0	$422,378,000	$10,281,000

There were no transfers in or out of Level 1, Level 2 or Level 3 during 2014.

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

The balances of assets and liabilities measured at fair value on a nonrecurring basis as of December 31, 2015 are as follows:

		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)

Impaired loans (1)	$8,970,000	$0	$0	$8,970,000
Foreclosed assets (1)	1,293,000	0	0	1,293,000
Total	$10,263,000	$0	$0	$10,263,000

(1) Represents carrying value and related write-downs for which adjustments are based on the estimated value of the property or other assets.

(Continued)

MERCANTILE BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2015

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

NOTE 19 – EARNINGS PER SHARE

The factors used in the earnings per share computation follow:

	2015	2014	2013
Basic
Net income attributable to common shares	$27,020,000	$17,331,000	$17,033,000

Weighted average common shares outstanding	16,609,263	13,510,991	8,710,677

Basic earnings per common share	$1.63	$1.28	$1.96

Diluted
Net income attributable to common shares	$27,020,000	$17,331,000	$17,033,000

Weighted average common shares outstanding for basic earnings per common share	16,609,263	13,510,991	8,710,677

Add: Dilutive effects of share-based awards	32,877	30,913	14,031

Average shares and dilutive potential common shares	16,642,140	13,541,904	8,724,708

Diluted earnings per common share	$1.62	$1.28	$1.95

Stock options for approximately 40,000, 168,000 and 55,000 shares of common stock were antidilutive and were not included in determining dilutive earnings per share in 2015, 2014 and 2013, respectively.

(Continued)

MERCANTILE BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2015

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

The following table depicts our five business trusts as of December 31, 2015:

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

On January 26, 2016, we closed on a repurchase of trust preferred securities that were auctioned as part of a pooled collateralized debt obligation (“Fund”). The Fund owned $11.0 million of the $32.0 million in trust preferred securities that had been issued by Mercantile Bank Capital Trust I. The $11.0 million in trust preferred securities was retired upon the repurchase, resulting in a commensurate reduction in the related Floating Rate Junior Subordinate Note, leaving $21.0 million outstanding.

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

(Continued)

MERCANTILE BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2015

NOTE 21 - REGULATORY MATTERS (Continued)

The prompt corrective action regulations provide five classifications, including well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized, although these terms are not used to represent overall financial condition. If an institution is not well capitalized, regulatory approval is required to accept brokered deposits. Subject to limited exceptions, no institution may make a capital distribution if, after making the distribution, it would be undercapitalized. If an institution is undercapitalized, it is subject to close monitoring by its principal federal regulator, its asset growth and expansion are restricted, and plans for capital restoration are required. In addition, further specific types of restrictions may be imposed on the institution at the discretion of the federal regulator. At year-end 2015 and 2014, our Bank was in the well capitalized category under the regulatory framework for prompt corrective action. There are no conditions or events since December 31, 2015 that we believe have changed our Bank’s categorization.

Our actual capital levels (dollars in thousands) and minimum required levels were:

	Actual		Minimum Required for Capital Adequacy Purposes		Minimum Required to be Well Capitalized Under Prompt Corrective Action Regulations
	Amount	Ratio	Amount	Ratio	Amount	Ratio
2015
Total capital (to risk weighted assets)
Consolidated	$345,539	13.5%	$205,602	8.0%	$ NA	NA
Bank	347,433	13.5	205,624	8.0	257,030	10.0%
Tier 1 capital (to risk weighted assets)
Consolidated	329,858	12.8	102,801	4.0	NA	NA
Bank	331,752	12.9	102,812	4.0	154,218	6.0
Common equity (to risk weighted assets)
Consolidated	280,171	10.9	115,804	4.5	NA	NA
Bank	331,752	12.9	115,664	4.5	167,070	6.5
Tier 1 capital (to average assets)
Consolidated	329,858	11.6	114,138	4.0	NA	NA
Bank	331,752	11.6	114,280	4.0	142,850	5.0

2014
Total capital (to risk weighted assets)
Consolidated	$334,793	14.4%	$185,553	8.0%	$ NA	NA
Bank	332,749	14.4	185,309	8.0	231,636	10.0%
Tier 1 capital (to risk weighted assets)
Consolidated	314,752	13.6	92,777	4.0	NA	NA
Bank	312,708	13.5	92,655	4.0	138,982	6.0
Tier 1 capital (to average assets)
Consolidated	314,752	11.2	112,949	4.0	NA	NA
Bank	312,708	11.1	112,856	4.0	141,070	5.0

(Continued)

MERCANTILE BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2015

NOTE 21 - REGULATORY MATTERS (Continued)

Federal and state banking laws and regulations place certain restrictions on the amount of dividends our Bank can transfer to Mercantile and on the capital levels that must be maintained. At year-end 2015, under the most restrictive of these regulations, our Bank could distribute approximately $66.3 million to Mercantile as dividends without prior regulatory approval.

Our and our bank’s ability to pay cash and stock dividends is subject to limitations under various laws and regulations and to prudent and sound banking practices. On January 15, 2015, our Board of Directors declared a cash dividend on our common stock in the amount of $0.14 per share that was paid on March 25, 2015 to shareholders of record as of March 13, 2015. On April 16, 2015, our Board of Directors declared a cash dividend on our common stock in the amount of $0.14 per share that was paid on June 24, 2015 to shareholders of record as of June 12, 2015. On July 16, 2015, our Board of Directors declared a cash dividend on our common stock in the amount of $0.15 per share that was paid on September 23, 2015 to shareholders of record as of September 11, 2015. On October 15, 2015, our Board of Directors declared a cash dividend on our common stock in the amount of $0.15 per share that was paid on December 23, 2015 to shareholders of record as of December 11, 2015. In addition, on January 30, 2015, we announced that our Board of Directors had authorized a new program to repurchase up to $20.0 million of our common stock from time to time in open market transactions at prevailing market prices or by other means in accordance with applicable regulations. During 2015, we repurchased 788,541 shares at a total price of $15.8 million, which was funded from cash dividends paid to us from our Bank. We expect further repurchases during 2016 under the authorized plan, which will also likely be funded from cash dividends paid to us from our Bank.

On January 14, 2016, our Board of Directors declared a cash dividend on our common stock in the amount of $0.16 per share that will be paid on March 23, 2016 to shareholders of record as of March 11, 2016.

Our consolidated capital levels as of December 31, 2015 and 2014 include $53.1 million and $52.4 million, respectively, of trust preferred securities subject to certain limitations. Under applicable Federal Reserve guidelines, the trust preferred securities constitute a restricted core capital element. The guidelines provide that the aggregate amount of restricted core elements that may be included in Tier 1 capital must not exceed 25% of the sum of all core capital elements, including restricted core capital elements, net of goodwill less any associated deferred tax liability. Our ability to include the trust preferred securities in Tier 1 capital in accordance with the guidelines is not affected by the provision of the Dodd-Frank Act generally restricting such treatment, because (i) the trust preferred securities were issued before May 19, 2010, and (ii) our total consolidated assets as of December 31, 2009 were less than $15.0 billion. At December 31, 2015 and 2014, all $53.1 million and $52.4 million, respectively, of the trust preferred securities were included as Tier 1 capital of Mercantile.

On January 26, 2016, we closed on a repurchase of trust preferred securities that were auctioned as part of a pooled collateralized debt obligation (“Fund”). The Fund owned $11.0 million of the $32.0 million in trust preferred securities that had been issued by Mercantile Bank Capital Trust I, a wholly-owned business trust subsidiary. The $11.0 million in trust preferred securities was retired upon the repurchase, resulting in a commensurate reduction in the related Floating Rate Junior Subordinate Note, leaving $21.0 million outstanding. Our winning bid equated to 73% of the $11.0 million par value, with the 27% discount resulting in an after-tax gain of approximately $1.8 million, or $0.11 per diluted share. On a pro forma basis as of December 31, 2015, the repurchase resulted in a nine basis point increase in our tangible equity to tangible assets ratio and an $0.11 increase in our tangible book value per share, but an approximately 35 basis point decline in our regulatory tier 1 capital and total risk-based capital ratios. The repurchase was funded via a $9.1 million cash dividend from our Bank, resulting in a similar approximately 35 basis point decline in the regulatory capital ratios. Subsequent to the repurchase, our and our Bank’s regulatory capital ratios remained well above the minimum thresholds to be categorized as well capitalized.

(Continued)

MERCANTILE BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2015

NOTE 22 – ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

At December 31, 2015, accumulated other comprehensive income, net of tax effects (as applicable), consisted of a net unrealized gain on available for sale securities of $1.4 million and the fair value of an interest rate swap of negative $0.2 million. At December 31, 2014, accumulated other comprehensive income, net of tax effects (as applicable), consisted of a net unrealized gain on available for sale securities of $0.2 million and the fair value of an interest rate swap of negative $0.2 million. At December 31, 2013, accumulated other comprehensive loss, net of tax effects (as applicable), consisted of a net unrealized loss on available for sale securities of $5.4 million and the fair value of an interest rate swap of negative $0.2 million.

NOTE 23 - QUARTERLY FINANCIAL DATA (Unaudited)

	Interest	Net Interest	Net	Earnings per Share
	Income	Income	Income	Basic	Diluted
2015
First quarter	$27,589,000	$24,849,000	$6,646,000	$0.39	$0.39
Second quarter	27,663,000	25,041,000	6,558,000	0.39	0.39
Third quarter	28,501,000	25,625,000	7,336,000	0.45	0.45
Fourth quarter	28,575,000	25,659,000	6,480,000	0.40	0.40

2014
First quarter	$13,588,000	$11,064,000	$3,580,000	$0.41	$0.41
Second quarter	18,483,000	15,552,000	1,510,000	0.13	0.13
Third quarter	28,900,000	25,989,000	5,948,000	0.35	0.35
Fourth quarter	28,147,000	25,173,000	6,293,000	0.37	0.37

NOTE 24 – MERCANTILE BANK CORPORATION (PARENT COMPANY ONLY)

CONDENSED FINANCIAL STATEMENTS

CONDENSED BALANCE SHEETS

	2015	2014
ASSETS
Cash and cash equivalents	$4,940,000	$1,441,000
Investment in bank subsidiary	368,248,000	361,355,000
Other assets	20,940,000	20,948,000

Total assets	$394,128,000	$383,744,000

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities	$5,170,000	$1,134,000
Subordinated debentures	55,154,000	54,472,000
Shareholders’ equity	333,804,000	328,138,000

Total liabilities and shareholders’ equity	$394,128,000	$383,744,000

(Continued)

MERCANTILE BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2015

NOTE 24 – MERCANTILE BANK CORPORATION (PARENT COMPANY ONLY)

CONDENSED FINANCIAL STATEMENTS (Continued)

 CONDENSED STATEMENTS OF INCOME

	2015	2014	2013
Income
Interest and dividends from subsidiaries	$24,166,000	$12,139,000	$5,516,000
Total income	24,166,000	12,139,000	5,516,000

Expenses
Interest expense	2,569,000	2,145,000	1,213,000
Other operating expenses	2,276,000	3,552,000	2,773,000
Total expenses	4,845,000	5,697,000	3,986,000

Income before income tax benefit and equity in undistributed net income of subsidiary	19,321,000	6,442,000	1,530,000

Federal income tax benefit	(2,051,000)	(1,758,000)	(1,042,000)

Equity in undistributed net income of subsidiary	5,648,000	9,131,000	14,461,000

Net income	$27,020,000	$17,331,000	$17,033,000

Comprehensive income	$28,267,000	$22,920,000	$9,810,000

(Continued)

MERCANTILE BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2015

NOTE 24 – MERCANTILE BANK CORPORATION (PARENT COMPANY ONLY)

CONDENSED FINANCIAL STATEMENTS (Continued)

CONDENSED STATEMENTS OF CASH FLOWS

	2015	2014	2013
Cash flows from operating activities
Net income	$27,020,000	$17,331,000	$17,033,000
Adjustments to reconcile net income to net cash from operating activities:
Equity in undistributed net income of subsidiary	(5,648,000)	(9,131,000)	(14,461,000)
Stock-based compensation expense	684,000	714,000	473,000
Stock grants to directors for retainer fees	403,000	155,000	0
Change in other assets	11,000	(8,163,000)	3,244,000
Change in other liabilities	4,717,000	21,979,000	(708,000)
Net cash from operating activities	27,187,000	22,885,000	5,581,000

Cash flows from investing activities
Net capital investment into subsidiaries	0	0	0
Net cash for investing activities	0	0	0

Cash flows from financing activities
Stock option exercises, net of cashless exercises	891,000	282,000	289,000
Employee stock purchase plan	44,000	23,000	19,000
Dividend reinvestment plan	655,000	209,000	33,000
Repurchase of common shares	(15,762,000)	0	0
Cash dividends on common stock	(9,516,000)	(24,464,000)	(3,889,000)
Net cash for financing activities	(23,688,000)	(23,950,000)	(3,548,000)

Net change in cash and cash equivalents	3,499,000	(1,065,000)	2,033,000

Cash and cash equivalents at beginning of period	1,441,000	2,506,000	473,000

Cash and cash equivalents at end of period	$4,940,000	$1,441,000	$2,506,000

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 7, 2016.

MERCANTILE BANK CORPORATION

/s/ Michael H. Price
Michael H. Price
Chairman, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 7, 2016.

/s/ David M. Cassard David M. Cassard, Director	/s/ Edward B. Grant Edward B. Grant, Director

/s/ Edward J. Clark Edward J. Clark, Director	/s/ Michael H. Price Michael H. Price, Chairman of the Board, President and Chief Executive Officer (principal executive officer)

/s/ Jeff A. Gardner Jeff A. Gardner, Director	/s/ Thomas R. Sullivan Thomas R. Sullivan, Director

s/ Charles E. Christmas Charles E. Christmas, Executive Vice President, Chief Financial Officer and Treasurer (principal financial and accounting officer)

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

10.1

Form of Mercantile Bank of Michigan Split Dollar Agreement that has been entered into between our bank and each of Michael H. Price, Robert B. Kaminski, Jr., Charles E. Christmas, and certain other officers of our bank is incorporated by reference to exhibit 10.33 of our Form 10-K for the year ended December 31, 2005*

10.2	Amendment and Restatement of Stock Incentive Plan of 2006 dated November 18, 2008 is incorporated by reference to exhibit 10.39 of our Form 10-K for the year ended December 31, 2008*

10.3

Form of Notice of Grant of Incentive Stock Option and Stock Option Agreement for incentive stock options granted after 2006 under our Stock Incentive Plan of 2006 is incorporated by reference to exhibit 10.41 of our Form 10-K for the year ended December 31, 2007*

10.4

Form of Restricted Stock Award Agreement Notification of Award and Terms and Conditions of Award for restricted stock granted after 2006 under our Stock Incentive Plan of 2006 is incorporated by reference to exhibit 10.43 of our Form 10-K for the year ended December 31, 2007*

10.5	Mercantile Bank Corporation Employee Stock Purchase Plan of 2014 is incorporated by reference to exhibit 4(b) of our Registration Statement on Form S-8 that became effective on June 27, 2014

10.6	2014 Mercantile Executive Officer Bonus Plan for the First Six Months of 2014, as amended by First Amendment, incorporated by reference to exhibit 10.1 of our Form 8-K filed May 22, 2014*

10.7	Mercantile Executive Officer Bonus Plan for July – December 2014, incorporated by reference to exhibit 10.1 of our Form 8-K filed August 21, 2014*

Exhibit No.	EXHIBIT DESCRIPTION

10.8

Credit Agreement and Form of Term Note between Mercantile Bank Corporation and U.S. Bank National Association dated as of May 21, 2014, incorporated by reference to exhibit 10.1 of our Form 8-K filed May 28, 2014

10.9

Employment Agreement dated as of November 13, 2014, effective as of December 31, 2014, among the company, our bank and Michael H. Price, incorporated by reference to exhibit 10.12 of our Form 10-K filed March 3, 2015*

10.10

Employment Agreement dated as of November 13, 2014, effective as of December 31, 2014, among the company, our bank and Robert B. Kaminski, Jr., incorporated by reference to exhibit 10.13 of our Form 10-K filed March 3, 2015*

10.11

Employment Agreement dated as of November 13, 2014, effective as of December 31, 2014, among the company, our bank and Charles E. Christmas, incorporated by reference to exhibit 10.14 of our Form 10-K filed March 3, 2015*

10.12

Mercantile Bank of Michigan Amended and Restated Deferred Compensation Plan dated as of November 13, 2014, effective on January 1, 2015, incorporated by reference to exhibit 10.15 of our Form 10-K filed March 3, 2015*

10.13	Amendment to Employment Agreement of Michael H. Price, dated May 28, 2015, incorporated by reference to exhibit 10.1 of our Form 8-K filed May 28, 2015*

10.14	Amendment to Employment Agreement of Robert B. Kaminski, Jr., dated May 28, 2015, incorporated by reference to exhibit 10.2 of our Form 8-K filed May 28, 2015*

10.15	2015 Mercantile Executive Officer Bonus Plan, incorporated by reference to exhibit 10.3 of our Form 8-K filed May 28, 2015*

10.16	First Amendment to Employment Agreement of Charles E. Christmas, dated November 19, 2015, incorporated by reference to exhibit 10.1 of our Form 8-K filed November 19, 2015*

10.17	Change in Control Agreement among the Company, the Bank and Michael H. Price, dated November 19, 2015, incorporated by reference to exhibit 10.2 of our Form 8-K filed November 19, 2015*

10.18	Change in Control Agreement among the Company, the Bank and Robert B. Kaminski, Jr., dated November 19, 2015, incorporated by reference to exhibit 10.3 of our Form 8-K filed November 19, 2015*

10.19	Change in Control Agreement among the Company, the Bank and Charles E. Christmas, dated November 19, 2015, incorporated by reference to exhibit 10.4 of our Form 8-K filed November 19, 2015*

10.20	Director Fee Summary *

21	Subsidiaries of the company

23	Consent of BDO USA, LLP

31	Rule 13a-14(a) Certifications

32.1	Section 1350 Chief Executive Officer Certification

32.2	Section 1350 Chief Financial Officer Certification

Exhibit No.	EXHIBIT DESCRIPTION

101

The following information from Mercantile’s Annual Report on Form 10-K for the year ended December 31, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Shareholders’ Equity, (v) the Consolidated Statements of Cash Flows, and (vi) the Notes to Consolidated Financial Statements

* Management contract or compensatory plan.