Form 10-Q
period 2016-03-31
MERCANTILE BANK CORP
filed 2016-05-06
CIK 1042729

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

          Yes             No    X

At April 29, 2016, there were 16,240,246 shares of common stock outstanding.

MERCANTILE BANK CORPORATION

MERCANTILE BANK CORPORATION

PART I --- FINANCIAL INFORMATION

Item 1. Financial Statements

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31,	December 31,
	2016	2015

ASSETS
Cash and due from banks	$38,367,000	$42,829,000
Interest-earning deposits	62,814,000	46,463,000
Federal funds sold	0	599,000
Total cash and cash equivalents	101,181,000	89,891,000

Securities available for sale	343,805,000	346,992,000
Federal Home Loan Bank stock	7,567,000	7,567,000

Loans	2,295,668,000	2,277,727,000
Allowance for loan losses	(16,262,000)	(15,681,000)
Loans, net	2,279,406,000	2,262,046,000

Premises and equipment, net	45,963,000	46,862,000
Bank owned life insurance	59,248,000	58,971,000
Goodwill	49,473,000	49,473,000
Core deposit intangible	11,916,000	12,631,000
Other assets	27,497,000	29,123,000

Total assets	$2,926,056,000	$2,903,556,000

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits
Noninterest-bearing	$678,100,000	$674,568,000
Interest-bearing	1,587,022,000	1,600,814,000
Total deposits	2,265,122,000	2,275,382,000

Securities sold under agreements to repurchase	162,312,000	154,771,000
Federal Home Loan Bank advances	98,000,000	68,000,000
Subordinated debentures	44,324,000	55,154,000
Accrued interest and other liabilities	17,745,000	16,445,000
Total liabilities	2,587,503,000	2,569,752,000

Shareholders' equity
Preferred stock, no par value; 1,000,000 shares authorized; none issued	0	0
Common stock, no par value; 40,000,000 shares authorized; 16,232,234 shares outstanding at March 31, 2016 and 16,358,711 shares outstanding at December 31, 2015	302,360,000	304,819,000
Retained earnings	33,697,000	27,722,000
Accumulated other comprehensive income	2,496,000	1,263,000
Total shareholders’ equity	338,553,000	333,804,000

Total liabilities and shareholders’ equity	$2,926,056,000	$2,903,556,000

See accompanying notes to condensed consolidated financial statements.

1.

MERCANTILE BANK CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months	Three Months
	Ended	Ended
	March 31,	March 31,
	2016	2015
Interest income
Loans, including fees	$26,779,000	$25,311,000
Securities, taxable	1,516,000	1,686,000
Securities, tax-exempt	537,000	537,000
Other interest-earning assets	57,000	55,000
Total interest income	28,889,000	27,589,000

Interest expense
Deposits	1,866,000	1,899,000
Short-term borrowings	44,000	38,000
Federal Home Loan Bank advances	350,000	152,000
Subordinated debentures and other borrowings	747,000	651,000
Total interest expense	3,007,000	2,740,000

Net interest income	25,882,000	24,849,000

Provision for loan losses	600,000	(400,000)

Net interest income after provision for loan losses	25,282,000	25,249,000

Noninterest income
Service charges on deposit and sweep accounts	948,000	770,000
Credit and debit card income	1,015,000	1,213,000
Gain on trust preferred securities repurchase	2,970,000	0
Mortgage banking income	598,000	688,000
Earnings on bank owned life insurance	286,000	287,000
Other income	1,269,000	736,000
Total noninterest income	7,086,000	3,694,000

Noninterest expense
Salaries and benefits	10,995,000	10,084,000
Occupancy	1,604,000	1,573,000
Furniture and equipment depreciation, rent and maintenance	525,000	624,000
Data processing costs	1,992,000	1,770,000
FDIC insurance costs	392,000	477,000
Other expense	4,360,000	4,713,000
Total noninterest expenses	19,868,000	19,241,000

Income before federal income tax expense	12,500,000	9,702,000

Federal income tax expense	3,951,000	3,056,000

Net income	$8,549,000	$6,646,000

Basic earnings per share	$0.52	$0.39
Diluted earnings per share	$0.52	$0.39
Cash dividends per share	$0.16	$0.14
Average basic shares outstanding	16,291,654	16,937,630
Average diluted shares outstanding	16,325,475	16,978,591

See accompanying notes to condensed consolidated financial statements.

2.

MERCANTILE BANK CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended March 31, 2016	Three Months Ended March 31, 2015

Net income	$8,549,000	$6,646,000

Other comprehensive income (loss):
Unrealized holding gains on securities available for sale	1,919,000	2,873,000
Fair value of interest rate swap	(21,000)	(197,000)
	1,898,000	2,676,000

Tax effect of unrealized holding gains (losses) on securities available for sale	(672,000)	(997,000)
Tax effect of fair value of interest rate swap	7,000	69,000
	(665,000)	(928,000)

Other comprehensive income, net of tax effect	1,233,000	1,748,000

Comprehensive income	$9,782,000	$8,394,000

See accompanying notes to condensed consolidated financial statements.

3.

MERCANTILE BANK CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF

CHANGES IN SHAREHOLDERS’ EQUITY

(Unaudited)

($ in thousands except per share amounts)	Preferred Stock	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity

Balances, January 1, 2016	$0	$304,819	$27,722	$1,263	$333,804

Employee stock purchase plan (364 shares)		8			8

Dividend reinvestment plan (17,876 shares)		411			411

Stock option exercises (4,700 shares)		50			50

Stock-based compensation expense		330			330

Share repurchase program (147,656 shares)		(3,258)			(3,258)

Cash dividends ($0.16 per common share)			(2,574)		(2,574)

Net income for the three months ended March 31, 2016			8,549		8,549

Change in net unrealized holding gain on securities available for sale, net of tax effect				1,247	1,247

Change in fair value of interest rate swap, net of tax effect				(14)	(14)

Balances, March 31, 2016	$0	$302,360	$33,697	$2,496	$338,553

See accompanying notes to condensed consolidated financial statements.

4.

MERCANTILE BANK CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF

CHANGES IN SHAREHOLDERS’ EQUITY (Continued)

(Unaudited)

($ in thousands except per share amounts)	Preferred Stock	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity

Balances, January 1, 2015	$0	$317,904	$10,218	$16	$328,138

Employee stock purchase plan (543 shares)		10			10

Dividend reinvestment plan (7,172 shares)		140			140

Stock option exercises (13,500 shares)		132			132

Stock grants to directors for retainer fees (5,994 shares)		123			123

Stock-based compensation expense		212			212

Share repurchase program (103,981 shares)		(1,984)			(1,984)

Cash dividends ($0.14 per common share)			(2,377)		(2,377)

Net income for the three months ended March 31, 2015			6,646		6,646

Change in net unrealized holding gain on securities available for sale, net of tax effect				1,876	1,876

Change in fair value of interest rate swap, net of tax effect				(128)	(128)

Balances, March 31, 2015	$0	$316,537	$14,487	$1,764	$332,788

See accompanying notes to condensed consolidated financial statements.

5.

MERCANTILE BANK CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months	Three Months
	Ended	Ended
	March 31, 2016	March 31, 2015
Cash flows from operating activities
Net income	$8,549,000	$6,646,000
Adjustments to reconcile net income to net cash from operating activities
Depreciation and amortization	2,767,000	2,833,000
Accretion of acquired loans	(1,316,000)	(1,416,000)
Provision for loan losses	600,000	(400,000)
Stock-based compensation expense	330,000	212,000
Stock grants to directors for retainer fees	0	123,000
Proceeds from sales of mortgage loans held for sale	19,465,000	23,970,000
Origination of mortgage loans held for sale	(18,150,000)	(25,123,000)
Net gain from sales of mortgage loans held for sale	(543,000)	(703,000)
Gain on trust preferred securities repurchase	(2,970,000)	0
Net gain from sales and valuation write-down of foreclosed assets	(164,000)	(1,000)
Net (gain) loss from sales and write-downs of fixed assets	140,000	(20,000)
Net (gain) loss from sales of available for sale securities	1,000	(5,000)
Earnings on bank owned life insurance	(286,000)	(287,000)
Net change in:
Accrued interest receivable	(366,000)	(713,000)
Other assets	732,000	1,150,000
Accrued interest and other liabilities	1,278,000	1,540,000
Net cash from operating activities	10,067,000	7,806,000

Cash flows from investing activities
Loan originations and payments, net	(18,011,000)	(27,224,000)
Purchases of securities available for sale	(17,873,000)	(1,800,000)
Proceeds from maturities, calls and repayments of securities available for sale	22,337,000	22,371,000
Proceeds from sales of securities available for sale	264,000	665,000
Proceeds from sales of foreclosed assets	574,000	754,000
Net sales (purchases) of premises and equipment	44,000	(288,000)
Net cash for investing activities	(12,665,000)	(5,522,000)

Cash flows from financing activities
Net decrease in time deposits	(24,764,000)	(40,457,000)
Net increase in all other deposits	14,504,000	43,654,000
Net increase (decrease) in securities sold under agreements to repurchase	7,541,000	(19,350,000)
Maturities of Federal Home Loan Bank advances	0	(6,000,000)
Proceeds from Federal Home Loan Bank advances	30,000,000	0
Proceeds from stock option exercises	50,000	132,000
Employee stock purchase plan	8,000	10,000
Dividend reinvestment plan	411,000	140,000
Repurchase of common stock shares	(3,258,000)	(1,984,000)
Repurchase of trust preferred securities	(8,030,000)	0
Payment of cash dividends to common shareholders	(2,574,000)	(2,377,000)
Net cash from (for) financing activities	13,888,000	(26,232,000)

Net change in cash and cash equivalents	11,290,000	(23,948,000)
Cash and cash equivalents at beginning of period	89,891,000	172,738,000
Cash and cash equivalents at end of period	$101,181,000	$148,790,000

See accompanying notes to condensed consolidated financial statements.

6.

MERCANTILE BANK CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(Unaudited)

	Three Months	Three Months
	Ended	Ended
	March 31, 2016	March 31, 2015
Supplemental disclosures of cash flows information
Cash paid during the period for:
Interest	$3,063,000	$2,903,000
Federal income tax	250,000	950,000
Noncash financing and investing activities:
Transfers from loans to foreclosed assets	595,000	422,000

See accompanying notes to condensed consolidated financial statements.

7.

MERCANTILE BANK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.     SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation: The unaudited financial statements for the three months ended March 31, 2016 include the consolidated results of operations of Mercantile Bank Corporation and its consolidated subsidiaries. These subsidiaries include Mercantile Bank of Michigan (“our bank”) and our bank’s two subsidiaries, Mercantile Bank Real Estate Co., LLC (“our real estate company”) and Mercantile Insurance Center, Inc. (“our insurance center”). These consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and Item 303(b) of Regulation S-K and do not include all disclosures required by accounting principles generally accepted in the United States of America for a complete presentation of our financial condition and results of operations. In the opinion of management, the information reflects all adjustments (consisting only of normal recurring adjustments) which are necessary in order to make the financial statements not misleading and for a fair presentation of the results of operations for such periods. The results for the period ended March 31, 2016 should not be considered as indicative of results for a full year. For further information, refer to the consolidated financial statements and footnotes included in our annual report on Form 10-K for the year ended December 31, 2015.

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

Approximately 150,000 unvested restricted shares were included in determining both basic and diluted earnings per share for the three months ended March 31, 2016. In addition, stock options for approximately 118,000 shares of common stock were included in determining diluted earnings per share for the three months ended March 31, 2016. Stock options for approximately 10,000 shares of common stock were antidilutive and not included in determining diluted earnings per share for the three months ended March 31, 2016.

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

MERCANTILE BANK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.     SIGNIFICANT ACCOUNTING POLICIES (Continued)

Loans Held for Sale: Mortgage loans originated and intended for sale in the secondary market are carried at the lower of aggregate cost or market, as determined by outstanding commitments from investors. Net unrealized losses, if any, are recorded as a valuation allowance and charged to earnings. As of March 31, 2016 and December 31, 2015, we determined that the fair value of our mortgage loans held for sale approximated the recorded cost of $0.5 million and $1.3 million, respectively. Loans held for sale are reported as part of our total loans on the balance sheet.

Mortgage loans held for sale are generally sold with servicing rights retained. Gains and losses on sales of mortgage loans are based on the difference between the selling price and the carrying value of the related loan sold, which is reduced by the cost allocated to the servicing right. We generally lock in the sale price to the purchaser of the loan at the same time we make a rate commitment to the borrower. These mortgage banking activities are not designated as hedges and are carried at fair value. The net gain or loss on mortgage banking derivatives is included in the gain on sale of loans. Mortgage loans serviced for others totaled approximately $600 million as of March 31, 2016.

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

In February 2016, the FASB issued ASU 2016-02, Leases. This ASU establishes a right-of-use (“ROU”) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. The ASU is effective for annual and interim periods beginning after December 15, 2018. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. Adoption of this ASU is not expected to have a material effect on our financial position or results of operations.

In March 2016, the FASB issued ASU 2016-09, Compensation – Stock Compensation: Improvements to Employee Share-Based Payment Accounting. This ASU requires that, prospectively, all tax effects related to share-based payments be made through the income statement at the time of settlement as opposed to excess tax benefits being recognized in additional paid-in capital under the current guidance. The ASU also removes the requirement to delay recognition of a tax benefit until it reduces current taxes payable. This change is required to be applied on a modified retrospective basis, with a cumulative-effect adjustment to opening retained earnings. Additionally, all tax related cash flows resulting from share-based payments are to be reported as operating activities on the statement of cash flows, a change from the current requirement to present tax benefits as an inflow from financing activities and an outflow from operating activities. Finally, entities will be allowed to withhold an amount up to the employees’ maximum individual tax rate (as opposed to the minimum statutory tax rate) in the relevant jurisdiction without resulting in liability classification of the award. The change in withholding requirements will be applied on a modified retrospective approach. This standard will be effective for annual and interim periods beginning after December 15, 2016. Adoption of this ASU is not expected to have a material effect on our financial position or results of operations.

(Continued)

13.

MERCANTILE BANK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

2.     SECURITIES

The amortized cost and fair value of available for sale securities and the related pre-tax gross unrealized gains and losses recognized in accumulated other comprehensive income are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
March 31, 2016
U.S. Government agency debt obligations	$141,400,000	$2,076,000	$(580,000)	$142,896,000
Mortgage-backed securities	61,744,000	828,000	(111,000)	62,461,000
Municipal general obligation bonds	125,794,000	1,948,000	(148,000)	127,594,000
Municipal revenue bonds	8,798,000	87,000	0	8,885,000
Other investments	1,954,000	15,000	0	1,969,000

	$339,690,000	$4,954,000	$(839,000)	$343,805,000

December 31, 2015
U.S. Government agency debt obligations	$146,660,000	$1,932,000	$(1,552,000)	$147,040,000
Mortgage-backed securities	66,670,000	708,000	(304,000)	67,074,000
Municipal general obligation bonds	120,679,000	1,549,000	(205,000)	122,023,000
Municipal revenue bonds	8,841,000	76,000	(3,000)	8,914,000
Other investments	1,946,000	0	(5,000)	1,941,000

	$344,796,000	$4,265,000	$(2,069,000)	$346,992,000

Securities with unrealized losses at March 31, 2016 and December 31, 2015, aggregated by investment category and length of time that individual securities have been in a continuous loss position, are as follows:

	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss
March 31, 2016
U.S. Government agency debt obligations	$7,046,000	$114,000	$42,601,000	$466,000	$49,647,000	$580,000
Mortgage-backed securities	7,942,000	36,000	17,055,000	75,000	24,997,000	111,000
Municipal general obligation bonds	3,054,000	22,000	10,551,000	126,000	13,605,000	148,000
Municipal revenue bonds	0	0	121,000	< 1,000	121,000	< 1,000
Other investments	0	0	0	0	0	0

	$18,042,000	$172,000	$70,328,000	$667,000	$88,370,000	$839,000

(Continued)

14.

MERCANTILE BANK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

2.     SECURITIES (Continued)

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
December 31, 2015
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

At March 31, 2016, 136 debt securities with fair values totaling $88.4 million have unrealized losses aggregating $0.8 million. After we considered whether the securities were issued by the federal government or its agencies and whether downgrades by bond rating agencies had occurred, we determined that the unrealized losses were due to changing interest rate environments. As we do not intend to sell our debt securities before recovery of their cost basis and we believe it is more likely than not that we will not be required to sell our debt securities before recovery of the cost basis, no unrealized losses are deemed to be other-than-temporary.

The amortized cost and fair value of debt securities at March 31, 2016, by maturity, are shown in the following table. The contractual maturity is utilized for U.S. Government agency debt obligations and municipal bonds. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity date, primarily mortgage-backed securities, are shown separately. Weighted average yields are also reflected, with yields for municipal securities shown at their tax equivalent yield.

(Continued)

15.

MERCANTILE BANK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

2.     SECURITIES (Continued)

	Weighted
	Average	Amortized	Fair
	Yield	Cost	Value

Due in 2016	1.47%	$36,231,000	$36,259,000
Due in 2017 through 2021	1.76	122,550,000	123,425,000
Due in 2022 through 2026	3.25	52,425,000	53,629,000
Due in 2027 and beyond	3.48	64,786,000	66,062,000
Mortgage-backed securities	1.77	61,744,000	62,461,000
Other investments	1.53	1,954,000	1,969,000

	2.29%	$339,690,000	$343,805,000

Securities issued by the State of Michigan and all its political subdivisions had a combined amortized cost of $112 million and $106 million at March 31, 2016 and December 31, 2015, respectively, with estimated market values of $113 million and $107 million, respectively. Securities issued by all other states and their political subdivisions had a combined amortized cost of $22.9 million and $24.0 million at March 31, 2016 and December 31, 2015, respectively, with estimated market values of $23.2 million and $24.1 million, respectively. Total securities of any other specific issuer, other than the U.S. Government and its agencies and the State of Michigan and all its political subdivisions, did not exceed 10% of shareholders’ equity.

The carrying value of U.S. Government agency debt obligations and mortgage-backed securities that are pledged to secure repurchase agreements was $162 million and $155 million at March 31, 2016 and December 31, 2015, respectively. Investments in Federal Home Loan Bank stock are restricted and may only be resold or redeemed by the issuer.

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

MERCANTILE BANK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

3.     LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

Our total loans at March 31, 2016 were $2.30 billion compared to $2.28 billion at December 31, 2015, an increase of $17.9 million, or 0.8%. The components of our loan portfolio disaggregated by class of loan within the loan portfolio segments at March 31, 2016 and December 31, 2015, and the percentage change in loans from the end of 2015 to the end of the first quarter of 2016, are as follows:

					Percent
	March 31, 2016		December 31, 2015		Increase
	Balance	%	Balance	%	(Decrease)
Originated loans
Commercial:
Commercial and industrial	$613,570,000	36.4%	$577,872,000	35.7%	6.2%
Vacant land, land development, and residential construction	28,451,000	1.7	30,138,000	1.9	(5.6)
Real estate – owner occupied	334,948,000	19.8	330,798,000	20.5	1.3
Real estate – non-owner occupied	549,226,000	32.5	520,754,000	32.2	5.5
Real estate – multi-family and residential rental	36,582,000	2.2	33,954,000	2.1	7.7
Total commercial	1,562,777,000	92.6	1,493,516,000	92.4	4.6

Retail:
Home equity and other	68,342,000	4.1	67,816,000	4.2	0.8
1-4 family mortgages	56,357,000	3.3	55,255,000	3.4	2.0
Total retail	124,699,000	7.4	123,071,000	7.6	1.3

Total originated loans	$1,687,476,000	100.0%	$1,616,587,000	100.0%	4.4%

(Continued)

18.

MERCANTILE BANK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

3.     LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

					Percent
	March 31, 2016		December 31, 2015		Increase
	Balance	%	Balance	%	(Decrease)
Acquired loans
Commercial:
Commercial and industrial	$101,042,000	16.6%	$118,431,000	17.9%	(14.7% )
Vacant land, land development, and residential construction	11,179,000	1.9	14,982,000	2.3	(25.4)
Real estate – owner occupied	106,714,000	17.5	115,121,000	17.4	(7.3)
Real estate – non-owner occupied	116,787,000	19.2	123,597,000	18.7	(5.5)
Real estate – multi-family and residential rental	75,951,000	12.5	81,049,000	12.3	(6.3)
Total commercial	411,673,000	67.7	453,180,000	68.6	(9.2)

Retail:
Home equity and other	67,341,000	11.1	72,830,000	11.0	(7.5)
1-4 family mortgages	129,178,000	21.2	135,130,000	20.4	(4.4)
Total retail	196,519,000	32.3	207,960,000	31.4	(5.5)

Total acquired loans	$608,192,000	100.0%	$661,140,000	100.0%	(8.0% )

					Percent
	March 31, 2016		December 31, 2015		Increase
	Balance	%	Balance	%	(Decrease)
Total loans
Commercial:
Commercial and industrial	$714,612,000	31.1%	$696,303,000	30.6%	2.6%
Vacant land, land development, and residential construction	39,630,000	1.7	45,120,000	2.0	(12.2)
Real estate – owner occupied	441,662,000	19.3	445,919,000	19.6	(1.0)
Real estate – non-owner occupied	666,013,000	29.0	644,351,000	28.3	3.4
Real estate – multi-family and residential rental	112,533,000	4.9	115,003,000	5.0	(2.1)
Total commercial	1,974,450,000	86.0	1,946,696,000	85.5	1.4

Retail:
Home equity and other	135,683,000	5.9	140,646,000	6.2	(3.5)
1-4 family mortgages	185,535,000	8.1	190,385,000	8.3	(2.5)
Total retail	321,218,000	14.0	331,031,000	14.5	(3.0)

Total loans	$2,295,668,000	100.0%	$2,277,727,000	100.0%	0.8%

(Continued)

19.

MERCANTILE BANK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

3.     LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

The total contractually required payments due on and carrying value of acquired impaired loans were $21.3 million and $10.1 million, respectively, as of March 31, 2016. The total contractually required payments due on and carrying value of acquired impaired loans were $24.6 million and $13.1 million, respectively, as of December 31, 2015. Changes in the accretable yield for acquired impaired loans for the three months ended March 31, 2016 and March 31, 2015 were as follows:

Balance at December 31, 2015	$5,193,000
Additions	21,000
Accretion income	(680,000)
Net reclassification from nonaccretable to accretable	2,372,000
Reductions (1)	(587,000)

Balance at March 31, 2016	$6,319,000

Balance at December 31, 2014	$4,998,000
Additions	0
Accretion income	(646,000)
Net reclassification from nonaccretable to accretable	941,000
Reductions (1)	(52,000)

Balance at March 31, 2015	$5,241,000

(1) Reductions primarily reflect the result of exit events, including loan payoffs and charge-offs.

Nonperforming originated loans as of March 31, 2016 and December 31, 2015 were as follows:

	March 31,	December 31,
	2016	2015

Loans past due 90 days or more still accruing interest	$0	$0
Nonaccrual loans	1,702,000	1,954,000

Total nonperforming originated loans	$1,702,000	$1,954,000

Nonperforming acquired loans as of March 31, 2016 and December 31, 2015 were as follows:

	March 31,	December 31,
	2016	2015

Loans past due 90 days or more still accruing interest	$0	$5,000
Nonaccrual loans	3,140,000	3,485,000

Total nonperforming acquired loans	$3,140,000	$3,490,000

(Continued)

20.

MERCANTILE BANK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

3.     LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

The recorded principal balance of nonperforming loans was as follows:

	March 31,	December 31,
	2016	2015
Commercial:
Commercial and industrial	$486,000	$458,000
Vacant land, land development, and residential construction	140,000	155,000
Real estate – owner occupied	1,641,000	1,797,000
Real estate – non-owner occupied	51,000	79,000
Real estate – multi-family and residential rental	81,000	157,000
Total commercial	2,399,000	2,646,000

Retail:
Home equity and other	611,000	771,000
1-4 family mortgages	1,832,000	2,027,000
Total retail	2,443,000	2,798,000

Total nonperforming loans	$4,842,000	$5,444,000

Acquired impaired loans are not reported as nonperforming loans based on acquired impaired loan accounting. Acquired non-impaired loans are placed on nonaccrual status and reported as nonperforming or past due using the same criteria applied to the originated loan portfolio.

(Continued)

21.

MERCANTILE BANK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

3.     LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

An age analysis of past due loans is as follows as of March 31, 2016:

	30 – 59 Days Past Due	60 – 89 Days Past Due	Greater Than 89 Days Past Due	Total Past Due	Current	Total Loans	Recorded Balance > 89 Days and Accruing
Originated loans
Commercial:
Commercial and industrial	$0	$0	$0	$0	$613,570,000	$613,570,000	$0
Vacant land, land development, and residential construction	0	0	0	0	28,451,000	28,451,000	0
Real estate – owner occupied	425,000	0	4,000	429,000	334,519,000	334,948,000	0
Real estate – non-owner occupied	0	0	0	0	549,226,000	549,226,000	0
Real estate – multi-family and residential rental	0	0	0	0	36,582,000	36,582,000	0
Total commercial	425,000	0	4,000	429,000	1,562,348,000	1,562,777,000	0

Retail:
Home equity and other	99,000	0	2,000	101,000	68,241,000	68,342,000	0
1-4 family mortgages	0	17,000	351,000	368,000	55,989,000	56,357,000	0
Total retail	99,000	17,000	353,000	469,000	124,230,000	124,699,000	0

Total past due loans	$524,000	$17,000	$357,000	$898,000	$1,686,578,000	$1,687,476,000	$0

(Continued)

22.

MERCANTILE BANK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

3.     LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

			Greater				Recorded
	30 – 59	60 – 89	Than 89				Balance > 89
	Days	Days	Days	Total		Total	Days and
	Past Due	Past Due	Past Due	Past Due	Current	Loans	Accruing
Acquired loans
Commercial:
Commercial and industrial	$20,000	$17,000	$383,000	$420,000	$100,622,000	$101,042,000	$0
Vacant land, land development, and residential construction	0	0	0	0	11,179,000	11,179,000	0
Real estate – owner occupied	269,000	0	648,000	917,000	105,797,000	106,714,000	0
Real estate – non-owner occupied	0	0	498,000	498,000	116,289,000	116,787,000	0
Real estate – multi-family and residential rental	15,000	0	65,000	80,000	75,871,000	75,951,000	0
Total commercial	304,000	17,000	1,594,000	1,915,000	409,758,000	411,673,000	0

Retail:
Home equity and other	353,000	134,000	19,000	506,000	66,835,000	67,341,000	0
1-4 family mortgages	979,000	233,000	381,000	1,593,000	127,585,000	129,178,000	0
Total retail	1,332,000	367,000	400,000	2,099,000	194,420,000	196,519,000	0

Total past due loans	$1,636,000	$384,000	$1,994,000	$4,014,000	$604,178,000	$608,192,000	$0

(Continued)

23.

MERCANTILE BANK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

3.     LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

An age analysis of past due loans is as follows as of December 31, 2015:

			Greater				Recorded
	30 – 59	60 – 89	Than 89				Balance > 89
	Days	Days	Days	Total	Total		Days and
	Past Due	Past Due	Past Due	Past Due	Current	Loans	Accruing
Originated loans
Commercial:
Commercial and industrial	$0	$0	$0	$0	$577,872,000	$577,872,000	$0
Vacant land, land development, and residential construction	0	0	0	0	30,138,000	30,138,000	0
Real estate – owner occupied	432,000	0	9,000	441,000	330,357,000	330,798,000	0
Real estate – non-owner occupied	0	0	0	0	520,754,000	520,754,000	0
Real estate – multi-family and residential rental	0	0	0	0	33,954,000	33,954,000	0
Total commercial	432,000	0	9,000	441,000	1,493,075,000	1,493,516,000	0

Retail:
Home equity and other	186,000	108,000	0	294,000	67,522,000	67,816,000	0
1-4 family mortgages	107,000	95,000	356,000	558,000	54,697,000	55,255,000	0
Total retail	293,000	203,000	356,000	852,000	122,219,000	123,071,000	0

Total past due loans	$725,000	$203,000	$365,000	$1,293,000	$1,615,294,000	$1,616,587,000	$0

(Continued)

24.

MERCANTILE BANK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

3.     LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

			Greater				Recorded
	30 – 59	60 – 89	Than 89				Balance > 89
	Days	Days	Days	Total		Total	Days and
	Past Due	Past Due	Past Due	Past Due	Current	Loans	Accruing
Acquired Loans
Commercial:
Commercial and industrial	$0	$5,000	$541,000	$546,000	$117,885,000	$118,431,000	$0
Vacant land, land development, and residential construction	27,000	0	0	27,000	14,955,000	14,982,000	0
Real estate – owner occupied	323,000	425,000	1,142,000	1,890,000	113,231,000	115,121,000	0
Real estate – non-owner occupied	53,000	703,000	79,000	835,000	122,762,000	123,597,000	0
Real estate – multi-family and residential rental	223,000	54,000	0	277,000	80,772,000	81,049,000	0
Total commercial	626,000	1,187,000	1,762,000	3,575,000	449,605,000	453,180,000	0

Retail:
Home equity and other	395,000	44,000	28,000	467,000	72,363,000	72,830,000	5,000
1-4 family mortgages	960,000	354,000	416,000	1,730,000	133,400,000	135,130,000	0
Total retail	1,355,000	398,000	444,000	2,197,000	205,763,000	207,960,000	5,000

Total past due loans	$1,981,000	$1,585,000	$2,206,000	$5,772,000	$655,368,000	$661,140,000	$5,000

(Continued)

25.

MERCANTILE BANK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

3.     LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

Impaired originated loans as of March 31, 2016, and average originated impaired loans for the three months ended March 31, 2016, were as follows:

				First Quarter
	Unpaid			Average
	Contractual	Recorded		Recorded
	Principal	Principal	Related	Principal
	Balance	Balance	Allowance	Balance
With no related allowance recorded:
Commercial:
Commercial and industrial	$1,888,000	$1,888,000		$1,695,000
Vacant land, land development and residential construction	0	0		0
Real estate – owner occupied	285,000	69,000		287,000
Real estate – non-owner occupied	5,659,000	5,659,000		5,678,000
Real estate – multi-family and residential rental	0	0		0
Total commercial	7,832,000	7,616,000		7,660,000

Retail:
Home equity and other	19,000	9,000		7,000
1-4 family mortgages	1,222,000	573,000		615,000
Total retail	1,241,000	582,000		622,000

Total with no related allowance recorded	$9,073,000	$8,198,000		$8,282,000

(Continued)

26.

MERCANTILE BANK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

3.     LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

				First Quarter
	Unpaid			Average
	Contractual	Recorded		Recorded
	Principal	Principal	Related	Principal
	Balance	Balance	Allowance	Balance
With an allowance recorded:
Commercial:
Commercial and industrial	$284,000	$235,000	$78,000	$270,000
Vacant land, land development and residential construction	2,010,000	1,640,000	73,000	1,648,000
Real estate – owner occupied	5,852,000	1,300,000	238,000	1,307,000
Real estate – non-owner occupied	4,754,000	4,754,000	188,000	4,798,000
Real estate – multi-family and residential rental	1,006,000	1,006,000	335,000	1,017,000
Total commercial	13,906,000	8,935,000	912,000	9,040,000

Retail:
Home equity and other	511,000	470,000	140,000	516,000
1-4 family mortgages	165,000	126,000	35,000	127,000
Total retail	676,000	596,000	175,000	643,000

Total with an allowance recorded	$14,582,000	$9,531,000	$1,087,000	$9,683,000

Total impaired loans:
Commercial	$21,738,000	$16,551,000	$912,000	$16,700,000
Retail	1,917,000	1,178,000	175,000	1,265,000
Total impaired loans	$23,655,000	$17,729,000	$1,087,000	$17,965,000

(Continued)

27.

MERCANTILE BANK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

3.     LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

Impaired acquired loans as of March 31, 2016, and average impaired acquired loans for the three months ended March 31, 2016, were as follows:

				First Quarter
	Unpaid			Average
	Contractual	Recorded		Recorded
	Principal	Principal	Related	Principal
	Balance	Balance	Allowance	Balance
With no related allowance recorded:
Commercial:
Commercial and industrial	$1,456,000	$1,430,000		$1,462,000
Vacant land, land development and residential construction	0	0		0
Real estate – owner occupied	1,885,000	1,669,000		1,811,000
Real estate – non-owner occupied	773,000	772,000		826,000
Real estate – multi-family and residential rental	405,000	282,000		343,000
Total commercial	4,519,000	4,153,000		4,442,000

Retail:
Home equity and other	394,000	277,000		293,000
1-4 family mortgages	1,609,000	1,274,000		1,411,000
Total retail	2,003,000	1,551,000		1,704,000

Total with no related allowance recorded	$6,522,000	$5,704,000		$6,146,000

(Continued)

28.

MERCANTILE BANK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

3.     LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

				First Quarter
	Unpaid			Average
	Contractual	Recorded		Recorded
	Principal	Principal	Related	Principal
	Balance	Balance	Allowance	Balance
With an allowance recorded:
Commercial:
Commercial and industrial	$391,000	$379,000	$102,000	$378,000
Vacant land, land development and residential construction	0	0	0	0
Real estate – owner occupied	50,000	50,000	4,000	50,000
Real estate – non-owner occupied	0	0	0	0
Real estate – multi-family and residential rental	20,000	20,000	1,000	22,000
Total commercial	461,000	449,000	107,000	450,000

Retail:
Home equity and other	0	0	0	0
1-4 family mortgages	0	0	0	88,000
Total retail	0	0	0	88,000

Total with an allowance recorded	$461,000	$449,000	$107,000	$538,000

Total impaired loans:
Commercial	$4,980,000	$4,602,000	$107,000	$4,892,000
Retail	2,003,000	1,551,000	0	1,792,000
Total impaired loans	$6,983,000	$6,153,000	$107,000	$6,684,000

(Continued)

29.

MERCANTILE BANK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

3.     LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

Impaired originated loans as of December 31, 2015, and average impaired originated loans for the three months ended March 31, 2015, were as follows:

				First Quarter
	Unpaid			Average
	Contractual	Recorded		Recorded
	Principal	Principal	Related	Principal
	Balance	Balance	Allowance	Balance
With no related allowance recorded:
Commercial:
Commercial and industrial	$1,509,000	$1,501,000		$1,550,000
Vacant land, land development and residential construction	0	0		203,000
Real estate – owner occupied	712,000	505,000		1,950,000
Real estate – non-owner occupied	5,696,000	5,696,000		662,000
Real estate – multi-family and residential rental	0	0		313,000
Total commercial	7,917,000	7,702,000		4,678,000

Retail:
Home equity and other	14,000	5,000		191,000
1-4 family mortgages	1,328,000	657,000		547,000
Total retail	1,342,000	662,000		738,000

Total with no related allowance recorded	$9,259,000	$8,364,000		$5,416,000

(Continued)

30.

MERCANTILE BANK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

3.     LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

				First Quarter
	Unpaid			Average
	Contractual	Recorded		Recorded
	Principal	Principal	Related	Principal
	Balance	Balance	Allowance	Balance
With an allowance recorded:
Commercial:
Commercial and industrial	$352,000	$305,000	$165,000	$5,196,000
Vacant land, land development and residential construction	2,017,000	1,655,000	245,000	2,000,000
Real estate – owner occupied	5,867,000	1,314,000	242,000	15,596,000
Real estate – non-owner occupied	4,841,000	4,841,000	201,000	15,816,000
Real estate – multi-family and residential rental	1,028,000	1,028,000	365,000	1,354,000
Total commercial	14,105,000	9,143,000	1,218,000	39,962,000

Retail:
Home equity and other	600,000	562,000	209,000	125,000
1-4 family mortgages	165,000	128,000	47,000	1,151,000
Total retail	765,000	690,000	256,000	1,276,000

Total with an allowance recorded	$14,870,000	$9,833,000	$1,474,000	$41,238,000

Total impaired loans:
Commercial	$22,022,000	$16,845,000	$1,218,000	$44,640,000
Retail	2,107,000	1,352,000	256,000	2,014,000
Total impaired loans	$24,129,000	$18,197,000	$1,474,000	$46,654,000

(Continued)

31.

MERCANTILE BANK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

3.     LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

Impaired acquired loans as of December 31, 2015, and average impaired acquired loans for the three months ended March 31, 2015, were as follows:

				First Quarter
	Unpaid			Average
	Contractual	Recorded		Recorded
	Principal	Principal	Related	Principal
	Balance	Balance	Allowance	Balance
With no related allowance recorded:
Commercial:
Commercial and industrial	$1,528,000	$1,494,000		$1,267,000
Vacant land, land development and residential construction	0	0		0
Real estate – owner occupied	2,233,000	1,952,000		160,000
Real estate – non-owner occupied	880,000	880,000		317,000
Real estate – multi-family and residential rental	452,000	404,000		714,000
Total commercial	5,093,000	4,730,000		2,458,000

Retail:
Home equity and other	471,000	310,000		504,000
1-4 family mortgages	1,804,000	1,548,000		894,000
Total retail	2,275,000	1,858,000		1,398,000

Total with no related allowance recorded	$7,368,000	$6,588,000		$3,856,000

(Continued)

32.

MERCANTILE BANK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

3.     LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

				First Quarter
	Unpaid			Average
	Contractual	Recorded		Recorded
	Principal	Principal	Related	Principal
	Balance	Balance	Allowance	Balance
With an allowance recorded:
Commercial:
Commercial and industrial	$383,000	$376,000	$102,000	$57,000
Vacant land, land development and residential construction	0	0	0	0
Real estate – owner occupied	51,000	51,000	4,000	1,464,000
Real estate – non-owner occupied	0	0	0	0
Real estate – multi-family and residential rental	23,000	23,000	0	14,000
Total commercial	457,000	450,000	106,000	1,535,000

Retail:
Home equity and other	0	0	0	0
1-4 family mortgages	175,000	175,000	6,000	142,000
Total retail	175,000	175,000	6,000	142,000

Total with an allowance recorded	$632,000	$625,000	$112,000	$1,677,000

Total impaired loans:
Commercial	$5,550,000	$5,180,000	$106,000	$3,993,000
Retail	2,450,000	2,033,000	6,000	1,540,000
Total impaired loans	$8,000,000	$7,213,000	$112,000	$5,533,000

Impaired loans for which no allocation of the allowance for loan losses has been made generally reflect situations whereby the loans have been charged-down to estimated collateral value. Interest income recognized on accruing troubled debt restructurings totaled $0.3 million and $0.4 million during the first quarter of 2016 and 2015, respectively. No interest income was recognized on nonaccrual loans during either the first quarter of 2016 or 2015.

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

Credit quality indicators were as follows as of March 31, 2016:

Originated loans

Commercial credit exposure – credit risk profiled by internal credit risk grades:

	Commercial and Industrial	Commercial Vacant Land, Land Development, and Residential Construction	Commercial Real Estate - Owner Occupied	Commercial Real Estate - Non-Owner Occupied	Commercial Real Estate - Multi-Family and Residential Rental

Internal credit risk grade groupings:
Grades 1 – 4	$417,049,000	$16,694,000	$231,625,000	$434,645,000	$19,947,000
Grades 5 – 7	196,431,000	11,617,000	101,552,000	114,581,000	15,629,000
Grades 8 – 9	90,000	140,000	1,771,000	0	1,006,000
Total commercial	$613,570,000	$28,451,000	$334,948,000	$549,226,000	$36,582,000

Retail credit exposure – credit risk profiled by collateral type:

	Retail	Retail
	Home Equity	1-4 Family
	and Other	Mortgages

Total retail	$68,342,000	$56,357,000

(Continued)

34.

MERCANTILE BANK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

3.     LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

Acquired loans

Commercial credit exposure – credit risk profiled by internal credit risk grades:

	Commercial and Industrial	Commercial Vacant Land, Land Development, and Residential Construction	Commercial Real Estate - Owner Occupied	Commercial Real Estate - Non-Owner Occupied	Commercial Real Estate - Multi-Family and Residential Rental

Internal credit risk grade groupings:
Grades 1 – 4	$51,717,000	$2,892,000	$43,806,000	$66,096,000	$42,159,000
Grades 5 – 7	46,749,000	7,811,000	58,971,000	48,792,000	33,071,000
Grades 8 – 9	2,576,000	476,000	3,937,000	1,899,000	721,000
Total commercial	$101,042,000	$11,179,000	$106,714,000	$116,787,000	$75,951,000

Retail credit exposure – credit risk profiled by collateral type:

	Retail	Retail
	Home Equity	1-4 Family
	and Other	Mortgages

Total retail	$67,341,000	$129,178,000

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

MERCANTILE BANK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

3.     LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

Activity in the allowance for loan losses and the recorded investments in originated loans as of and during the three months ended March 31, 2016 are as follows:

	Commercial	Retail
	Loans	Loans	Unallocated	Total

Allowance for loan losses:
Beginning balance	$13,672,000	$1,421,000	$140,000	$15,233,000
Provision for loan losses	94,000	503,000	74,000	671,000
Charge-offs	(89,000)	(386,000)	0	(475,000)
Recoveries	247,000	296,000	0	543,000
Ending balance	$13,924,000	$1,834,000	$214,000	$15,972,000

Ending balance: individually evaluated for impairment	$913,000	$175,000	$0	$1,088,000

Ending balance: collectively evaluated for impairment	$13,011,000	$1,659,000	$214,000	$14,884,000

Total loans:
Ending balance	$1,562,777,000	$124,699,000		$1,687,476,000

Ending balance: individually evaluated for impairment	$16,551,000	$1,178,000		$17,729,000

Ending balance: collectively evaluated for impairment	$1,546,226,000	$123,521,000		$1,669,747,000

Activity in the allowance for loan losses for acquired loans during the three months ended March 31, 2016 is as follows:

	Commercial	Retail
	Loans	Loans	Unallocated	Total

Allowance for loan losses:
Beginning balance	$420,000	$28,000	$0	$448,000
Provision for loan losses	(110,000)	39,000	0	(71,000)
Charge-offs	0	0	0	0
Recoveries	(44,000)	(43,000)	0	(87,000)
Ending balance	$266,000	$24,000	$0	$290,000

(Continued)

39.

MERCANTILE BANK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

3.     LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

The negative loan recoveries reflected for acquired loans during the first three months of 2016 resulted from reversals of prior-period recoveries associated with certain purchased credit impaired (“PCI”) loans that were subject to pre-acquisition charge-offs.  Post-acquisition payments received on these PCI loans were incorrectly reported as loan loss recoveries in prior periods; during the first quarter of 2016, these recoveries were reversed and properly reported as recovery income if associated with specifically reviewed PCI loans or retained gains if associated with PCI-pooled loans.

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

(Continued)

41.

MERCANTILE BANK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

3.     LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

Loans modified as troubled debt restructurings during the three months ended March 31, 2016 were as follows:

		Pre-	Post-
		Modification	Modification
		Recorded	Recorded
	Number of	Principal	Principal
	Contracts	Balance	Balance
Originated loans
Commercial:
Commercial and industrial	1	$20,000	$20,000
Vacant land, land development and residential construction	0	0	0
Real estate – owner occupied	0	0	0
Real estate – non-owner occupied	0	0	0
Real estate – multi-family and residential rental	0	0	0
Total originated commercial	1	20,000	20,000

Retail:
Home equity and other	0	0	0
1-4 family mortgages	0	0	0
Total originated retail	0	0	0

Total originated loans	1	$20,000	$20,000

Acquired loans
Commercial:
Commercial and industrial	0	$0	$0
Vacant land, land development and residential construction	0	0	0
Real estate – owner occupied	0	0	0
Real estate – non-owner occupied	0	0	0
Real estate – multi-family and residential rental	0	0	0
Total acquired commercial	0	0	0

Retail:
Home equity and other	1	26,000	26,000
1-4 family mortgages	1	19,000	19,000
Total acquired retail	2	45,000	45,000

Total acquired loans	2	$45,000	$45,000

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

MERCANTILE BANK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

3.     LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

The following originated loans, modified as troubled debt restructurings within the previous twelve months, became over 30 days past due within the three months ended March 31, 2016 (amounts as of period end):

		Recorded
	Number of	Principal
	Contracts	Balance
Commercial:
Commercial and industrial	0	$0
Vacant land, land development and residential construction	0	0
Real estate – owner occupied	0	0
Real estate – non-owner occupied	0	0
Real estate – multi-family and residential rental	0	0
Total commercial	0	0

Retail:
Home equity and other	0	0
1-4 family mortgages	0	0
Total retail	0	0

Total	0	$0

The following acquired loans, modified as troubled debt restructurings within the previous twelve months, became over 30 days past due within the three months ended March 31, 2016 (amounts as of period end):

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

The following acquired loans, modified as troubled debt restructurings within the previous ten months, became over 30 days past due within the three months ended March 31, 2015 (amounts as of period end):

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

(Continued)

45.

MERCANTILE BANK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

3.     LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

Activity for originated loans categorized as troubled debt restructurings during the three months ended March 31, 2016 is as follows:

	Commercial and Industrial	Commercial Vacant Land, Land Development, and Residential Construction	Commercial Real Estate - Owner Occupied	Commercial Real Estate - Non-Owner Occupied	Commercial Real Estate - Multi-Family and Residential Rental

Commercial Loan Portfolio:
Beginning Balance	$2,028,000	$2,086,000	$1,400,000	$10,657,000	$476,000
Charge-Offs	0	0	0	0	0
Payments	(101,000)	(24,000)	(31,000)	(128,000)	(7,000)
Transfers to ORE	0	0	0	0	0
Net Additions/Deletions	19,000	0	0	0	0
Ending Balance	$1,946,000	$2,062,000	$1,369,000	$10,529,000	$469,000

	Retail	Retail
	Home Equity	1-4 Family
	and Other	Mortgages
Retail Loan Portfolio:
Beginning Balance	$146,000	$128,000
Charge-Offs	0	0
Payments	0	(2,000)
Transfers to ORE	0	0
Net Additions/Deletions	0	0
Ending Balance	$146,000	$126,000

(Continued)

46.

MERCANTILE BANK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

3.     LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

Activity for acquired loans categorized as troubled debt restructurings during the three months ended March 31, 2016 is as follows:

	Commercial and Industrial	Commercial Vacant Land, Land Development, and Residential Construction	Commercial Real Estate - Owner Occupied	Commercial Real Estate - Non-Owner Occupied	Commercial Real Estate - Multi-Family and Residential Rental

Commercial Loan Portfolio:
Beginning Balance	$1,686,000	$0	$1,652,000	$647,000	$331,000
Charge-Offs	(48,000)	0	0	0	0
Payments	0	0	(197,000)	(10,000)	(53,000)
Transfers to ORE	0	0	0	0	0
Net Additions/Deletions	49,000	0	0	0	0
Ending Balance	$1,687,000	$0	$1,455,000	$637,000	$278,000

	Retail	Retail
	Home Equity	1-4 Family
	and Other	Mortgages
Retail Loan Portfolio:
Beginning Balance	$141,000	$316,000
Charge-Offs	0	0
Payments	(6,000)	0
Transfers to ORE	0	0
Net Additions/Deletions	26,000	19,000
Ending Balance	$161,000	$335,000

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

(Continued)

49.

MERCANTILE BANK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

3.     LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

The allowance related to loans categorized as troubled debt restructurings was as follows:

	March 31,	December 31,
	2016	2015

Commercial:
Commercial and industrial	$147,000	$221,000
Vacant land, land development, and residential construction	29,000	186,000
Real estate – owner occupied	111,000	115,000
Real estate – non-owner occupied	188,000	201,000
Real estate – multi-family and residential rental	220,000	365,000
Total commercial	695,000	1,088,000

Retail:
Home equity and other	18,000	14,000
1-4 family mortgages	0	6,000
Total retail	18,000	20,000

Total related allowance	$713,000	$1,108,000

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

(Continued)

50.

MERCANTILE BANK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

4.     PREMISES AND EQUIPMENT, NET

Premises and equipment are comprised of the following:

	March 31,	December 31,
	2016	2015

Land and improvements	$16,438,000	$16,529,000
Buildings	39,223,000	39,394,000
Furniture and equipment	16,960,000	16,978,000
	72,621,000	72,901,000
Less: accumulated depreciation	26,658,000	26,039,000

Premises and equipment, net	$45,963,000	$46,862,000

Depreciation expense totaled $0.7 million during the first quarter of 2016, compared to $0.8 million during the first quarter of 2015.

5.     DEPOSITS

Our total deposits at March 31, 2016 totaled $2.27 billion, a decrease of $10.3 million, or 0.5%, from December 31, 2015. The components of our outstanding balances at March 31, 2016 and December 31, 2015, and percentage change in deposits from the end of 2015 to the end of the first quarter of 2016, are as follows:

					Percent
	March 31, 2016		December 31, 2015		Increase
	Balance	%	Balance	%	(Decrease)

Noninterest-bearing demand	$678,100,000	29.9%	$674,568,000	29.6%	0.5%
Interest-bearing checking	372,519,000	16.4	403,354,000	17.7	(7.6)
Money market	309,906,000	13.7	274,395,000	12.1	12.9
Savings	339,089,000	15.0	332,794,000	14.6	1.9
Time, under $100,000	152,008,000	6.7	155,655,000	6.9	(2.3)
Time, $100,000 and over	309,842,000	13.7	313,247,000	13.8	(1.1)
	2,161,464,000	95.4	2,154,013,000	94.7	0.3

Out-of-area time, under $100,000	149,000	< 0.1	149,000	< 0.1	0.0
Out-of-area time, $100,000 and over	103,509,000	4.6	121,220,000	5.3	(14.6)
	103,658,000	4.6	121,369,000	5.3	(14.6)

Total deposits	$2,265,122,000	100.0%	$2,275,382,000	100.0%	(0.5% )

(Continued)

51.

MERCANTILE BANK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

6.     SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

Securities sold under agreements to repurchase (“repurchase agreements”) are offered principally to certain large deposit customers. Information relating to our repurchase agreements follows:

	Three Months Ended	Twelve Months Ended
	March 31, 2016	December 31, 2015

Outstanding balance at end of period	$162,312,000	$154,771,000
Average interest rate at end of period	0.11%	0.11%

Average daily balance during the period	$158,281,000	$146,826,000
Average interest rate during the period	0.11%	0.11%

Maximum daily balance during the period	$175,088,000	$168,211,000

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

7.     FEDERAL HOME LOAN BANK OF INDIANAPOLIS ADVANCES

Federal Home Loan Bank of Indianapolis (“FHLBI”) advances totaled $98.0 million at March 31, 2016, and mature at varying dates from December 2016 through January 2023, with fixed rates of interest from 1.22% to 2.11% and averaging 1.53%. FHLBI advances totaled $68.0 million at December 31, 2015, and were to mature at varying dates ranging from December 2016 through August 2022, with fixed rates of interest from 1.22% to 2.11% and averaging 1.49%.

Each advance is payable at its maturity date and is subject to a prepayment fee if paid prior to the maturity date. The advances are collateralized by residential mortgage loans, first mortgage liens on multi-family residential property loans, first mortgage liens on commercial real estate property loans, and substantially all other assets of our bank, under a blanket lien arrangement. Our borrowing line of credit as of March 31, 2016 totaled about $499 million, with availability based on collateral approximating $401 million.

Maturities of currently outstanding FHLBI advances are as follows:

2016	$3,000,000
2017	45,000,000
2018	0
2019	10,000,000
2020	10,000,000
Thereafter	30,000,000

(Continued)

52.

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

These instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized, if any, in the balance sheet. Our bank’s maximum exposure to loan loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual notional amount of those instruments. Our bank uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments. Collateral, such as accounts receivable, securities, inventory, and property and equipment, is generally obtained based on our credit assessment of the borrower. If required, estimated loss exposure resulting from these instruments is expensed and is generally recorded as a liability. There was no reserve or liability balance for these instruments as of March 31, 2016 and December 31, 2015.

A summary of the contractual amounts of our financial instruments with off-balance sheet risk at March 31, 2016 and December 31, 2015 follows:

	March 31,	December 31,
	2016	2015

Commercial unused lines of credit	$501,735,000	$522,658,000
Unused lines of credit secured by 1 – 4 family residential properties	62,364,000	61,905,000
Credit card unused lines of credit	16,874,000	15,612,000
Other consumer unused lines of credit	6,497,000	8,583,000
Commitments to make loans	218,392,000	178,034,000
Standby letters of credit	33,567,000	34,946,000
	$839,429,000	$821,738,000

(Continued)

53.

MERCANTILE BANK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

 8.     COMMITMENTS AND OFF-BALANCE SHEET RISK (Continued)

Certain of our commercial loan customers have entered into interest rate swap agreements directly with our correspondent banks. To assist our commercial loan customers in these transactions, and to encourage our correspondent banks to enter into the interest rate swap transactions with minimal credit underwriting analyses on their part, we have entered into risk participation agreements with the correspondent banks whereby we agree to make payments to the correspondent banks owed by our commercial loan customers under the interest rate swap agreement in the event that our commercial loan customers do not make the payments. We are not a party to the interest rate swap agreements under these arrangements. As of March 31, 2016, the total notional amount of the underlying interest rate swap agreements was $14.5 million, with a net fair value from our commercial loan customers’ perspective of negative $2.5 million. These risk participation agreements are considered financial guarantees in accordance with applicable accounting guidance and are therefore recorded as liabilities at fair value, generally equal to the fees collected at the time of their execution. These liabilities are accreted into income during the term of the interest rate swap agreements, generally ranging from four to fifteen years.

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

In February 2012, we entered into an interest rate swap agreement with a correspondent bank to hedge the floating rate on our subordinated debentures, which became effective in January 2013 and matures in January 2018. Our $32.0 million of subordinated debentures have a rate equal to the 90-Day Libor Rate plus a fixed spread of 218 basis points, and are subject to repricing quarterly. The interest rate swap agreement provides for us to pay our correspondent bank a fixed rate, while our correspondent bank will pay us the 90-Day Libor Rate on a $32.0 million notional amount. The quarterly re-set dates for the floating rate on the interest rate swap agreement are the same as the re-set dates for the floating rate on the subordinated debentures. The interest rate swap agreement does qualify for hedge accounting; therefore, monthly fluctuations in the present value of the interest rate swap agreement, net of tax effect, are recorded to other comprehensive income. As of March 31, 2016 and December 31, 2015, the fair value of the interest rate swap agreement was recorded as a liability in the amount of $0.3 million.

Effective January 26, 2016, the notional amount of the interest rate swap agreement was reduced from $32.0 million down to $21.0 million, reflecting the $11.0 million repurchase of the associated trust preferred securities on that date. We reclassified out of accumulated other comprehensive income and recorded interest expense of approximately $0.2 million in January 2016 as part of the transaction, reflecting the market value (i.e., present value of expected future cash flows) of the interest rate swap on that date of the $11.0 million portion.

(Continued)

54.

MERCANTILE BANK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

10.   FAIR VALUES OF FINANCIAL INSTRUMENTS

The carrying amounts, estimated fair values and level within the fair value hierarchy of financial instruments were as follows as of March 31, 2016 and December 31, 2015 (dollars in thousands):

	Level in	March 31, 2016		December 31, 2015
	Fair Value	Carrying	Fair	Carrying	Fair
	Hierarchy	Values	Values	Values	Values

Financial assets:
Cash	Level 1	$12,146	$12,146	$12,496	$12,496
Cash equivalents	Level 2	89,035	89,035	77,395	77,395
Securities available for sale	(1)	343,805	343,805	346,992	346,992
FHLBI stock	(2)	7,567	7,567	7,567	7,567
Loans, net	Level 3	2,278,862	2,275,910	2,260,730	2,259,710
Loans held for sale	Level 2	544	544	1,316	1,316
Bank owned life insurance	Level 2	59,248	59,248	58,971	58,971
Accrued interest receivable	Level 2	8,202	8,202	7,836	7,836

Financial liabilities:
Deposits	Level 2	2,265,122	2,205,359	2,275,382	2,208,724
Repurchase agreements	Level 2	162,312	162,312	154,771	154,771
FHLBI advances	Level 2	98,000	99,553	68,000	68,858
Subordinated debentures	Level 2	44,324	44,345	55,154	55,760
Accrued interest payable	Level 2	1,422	1,422	1,479	1,479
Interest rate swap	(1)	274	274	253	253

(1)	See Note 11 for a description of the fair value hierarchy as well as a disclosure of levels for classes of financial assets and liabilities.

(2)	It is not practical to determine the fair value of FHLBI stock due to transferability restrictions.

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

56.

MERCANTILE BANK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

11.     FAIR VALUES (Continued)

The following is a description of our valuation methodologies used to measure and disclose the fair values of our financial assets and liabilities that are recorded at fair value on a recurring or nonrecurring basis:

Securities available for sale. Securities available for sale are recorded at fair value on a recurring basis. Fair value measurement is based on quoted prices, if available. If quoted prices are not available, fair values are measured using independent pricing models. Level 2 securities include U.S. Government agency bonds, mortgage-backed securities issued or guaranteed by U.S. Government agencies, municipal general obligation and revenue bonds and mutual funds. Level 3 securities include bonds issued by certain relatively small municipalities located within our markets that have very limited marketability due to their size and lack of ratings from a recognized rating service. We carry these bonds at historical cost, which we believe approximates fair value, unless our periodic financial analysis or other information becomes known which necessitates a valuation allowance. There was no such valuation allowance as of March 31, 2016 or December 31, 2015. We have no Level 1 securities available for sale.

Derivatives. The interest rate swap is measured at fair value on a recurring basis. We measure fair value utilizing models that use primarily market observable inputs, such as forecasted yield curves, and accordingly, the interest rate swap agreement is classified as Level 2.

Mortgage loans held for sale. Mortgage loans originated and intended for sale in the secondary market are carried at the lower of aggregate cost or market, as determined by outstanding commitments from investors, and are measured on a nonrecurring basis. Fair value is based on independent quoted market prices, where applicable, or the prices for other mortgage whole loans with similar characteristics. As of March 31, 2016 and December 31, 2015, we determined that the fair value of our mortgage loans held for sale approximated the recorded cost of $0.5 million and $1.3 million, respectively.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

11.     FAIR VALUES (Continued)

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The balances of assets and liabilities measured at fair value on a recurring basis as of March 31, 2016 are as follows:

		Quoted
		Prices in
		Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Available for sale securities
U.S. Government agency debt obligations	$142,896,000	$0	$142,896,000	$0
Mortgage-backed securities	62,461,000	0	62,461,000	0
Municipal general obligation bonds	127,594,000	0	119,175,000	8,419,000
Municipal revenue bonds	8,885,000	0	8,885,000	0
Other investments	1,969,000	0	1,969,000	0
Interest rate swap	(274,000)	0	(274,000)	0
Total	$343,531,000	$0	$335,112,000	$8,419,000

There were no transfers in or out of Level 1, Level 2 or Level 3 during the first three months of 2016.

The balances of assets and liabilities measured at fair value on a recurring basis as of December 31, 2015 are as follows:

		Quoted
		Prices in
		Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Available for sale securities
U.S. Government agency debt obligations	$147,040,000	$0	$147,040,000	$0
Mortgage-backed securities	67,074,000	0	67,074,000	0
Municipal general obligation bonds	122,023,000	0	113,604,000	8,419,000
Municipal revenue bonds	8,914,000	0	8,914,000	0
Other investments	1,941,000	0	1,941,000	0
Interest rate swap	(253,000)	0	(253,000)	0
Total	$346,739,000	$0	$338,320,000	$8,419,000

There were no transfers in or out of Level 1, Level 2 or Level 3 during 2015.

(Continued)

58.

MERCANTILE BANK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

11.     FAIR VALUES (Continued)

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

The balances of assets and liabilities measured at fair value on a nonrecurring basis as of March 31, 2016 are as follows:

		Quoted
		Prices in
		Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)

Impaired loans (1)	$8,960,000	$0	$0	$8,960,000
Foreclosed assets (1)	1,478,000	0	0	1,478,000
Total	$10,438,000	$0	$0	$10,438,000

The balances of assets and liabilities measured at fair value on a nonrecurring basis as of December 31, 2015 are as follows:

		Quoted
		Prices in
		Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)

Impaired loans (1)	$8,970,000	$0	$0	$8,970,000
Foreclosed assets (1)	1,293,000	0	0	1,293,000
Total	$10,263,000	$0	$0	$10,263,000

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

(Continued)

59.

MERCANTILE BANK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

12.     REGULATORY MATTERS (Continued)

The prompt corrective action regulations provide five classifications, including well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized, although these terms are not used to represent overall financial condition. If an institution is not well capitalized, regulatory approval is required to accept brokered deposits. Subject to limited exceptions, no institution may make a capital distribution if, after making the distribution, it would be undercapitalized. If an institution is undercapitalized, it is subject to close monitoring by its principal federal regulator, its asset growth and expansion are restricted, and plans for capital restoration are required. In addition, further specific types of restrictions may be imposed on the institution at the discretion of the federal regulator. At March 31, 2016 and December 31, 2015, our bank was in the well capitalized category under the regulatory framework for prompt corrective action. There are no conditions or events since March 31, 2016 that we believe have changed our bank’s categorization.

Our actual capital levels (dollars in thousands) and the minimum levels required to be categorized as adequately and well capitalized were:

					Minimum Required
					to be Well
			Minimum Required		Capitalized Under
			for Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Regulations
	Amount	Ratio	Amount	Ratio	Amount		Ratio
March 31, 2016
Total capital (to risk weighted assets)
Consolidated	$340,557	13.1%	$207,722	8.0%	$	NA	NA
Bank	340,668	13.1	207,495	8.0		259,369	10.0%
Tier 1 capital (to risk weighted assets)
Consolidated	324,296	12.5	155,792	6.0		NA	NA
Bank	324,406	12.5	155,622	6.0		207,495	8.0
Common equity tier 1 (to risk weighted assets)
Consolidated	282,044	10.9	116,844	4.5		NA	NA
Bank	324,406	12.5	116,716	4.5		168,590	6.5
Tier 1 capital (to average assets)
Consolidated	324,296	11.4	113,529	4.0		NA	NA
Bank	324,406	11.4	113,448	4.0		141,810	5.0

(Continued)

60.

MERCANTILE BANK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

12.     REGULATORY MATTERS (Continued)

					Minimum Required
					to be Well
			Minimum Required		Capitalized Under
			for Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Regulations
	Amount	Ratio	Amount	Ratio	Amount		Ratio
December 31, 2015
Total capital (to risk weighted assets)
Consolidated	$345,539	13.5%	$205,602	8.0%	$	NA	NA
Bank	347,433	13.5	205,624	8.0		257,030	10.0%
Tier 1 capital (to risk weighted assets)
Consolidated	329,858	12.8	154,201	6.0		NA	NA
Bank	331,752	12.9	154,218	6.0		205,624	8.0
Common equity tier 1 (to risk weighted assets)
Consolidated	280,171	10.9	115,804	4.5		NA	NA
Bank	331,752	12.9	115,664	4.5		167,070	6.5
Tier 1 capital (to average assets)
Consolidated	329,858	11.6	114,138	4.0		NA	NA
Bank	331,752	11.6	114,280	4.0		142,850	5.0

Our consolidated capital levels as of March 31, 2016 and December 31, 2015 include $42.3 million and $53.1 million, respectively, of trust preferred securities subject to certain limitations. Under applicable Federal Reserve guidelines, the trust preferred securities constitute a restricted core capital element. The guidelines provide that the aggregate amount of restricted core elements that may be included in our Tier 1 capital must not exceed 25% of the sum of all core capital elements, including restricted core capital elements, net of goodwill less any associated deferred tax liability. Our ability to include the trust preferred securities in Tier 1 capital in accordance with the guidelines is not affected by the provision of the Dodd-Frank Act generally restricting such treatment, because (i) the trust preferred securities were issued before May 19, 2010, and (ii) our total consolidated assets as of December 31, 2009 were less than $15.0 billion. As of March 31, 2016 and December 31, 2015, all $42.3 million and $53.1 million, respectively, of the trust preferred securities were included in our consolidated Tier 1 capital.

Our regulatory capital calculations and the minimum requirements to be categorized as well capitalized and adequately capitalized under the prompt corrective action regulations were impacted by BASEL III, which became effective January 1, 2015 and are included in the tables above. The net impact on our regulatory capital ratios and our overall capital position was not material.

(Continued)

61.

MERCANTILE BANK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

12.     REGULATORY MATTERS (Continued)

On January 26, 2016, we closed on a repurchase of trust preferred securities that were auctioned as part of a pooled collateralized debt obligation (“Fund”). The Fund owned $11.0 million of the $32.0 million in trust preferred securities that had been issued by Mercantile Bank Capital Trust I, a wholly-owned business trust subsidiary. The $11.0 million in trust preferred securities was retired upon the repurchase, resulting in a commensurate reduction in the related Floating Rate Junior Subordinate Note, leaving $21.0 million outstanding. Our accepted bid equated to 73% of the $11.0 million par value, with the 27% discount resulting in a pre-tax gain of approximately $3.0 million (after-tax gain of approximately $1.8 million, or $0.11 per diluted share). On a pro forma basis as of December 31, 2015, the repurchase resulted in a nine basis point increase in our tangible equity to tangible assets ratio and an $0.11 increase in our tangible book value per share, but an approximately 35 basis point decline in our regulatory tier 1 capital and total risk-based capital ratios. The repurchase was funded via a cash dividend from our bank, resulting in a similar decline of approximately 35 basis points in the regulatory capital ratios. Subsequent to the repurchase, the regulatory capital ratios of both Mercantile and our bank remained well above the minimum thresholds to be categorized as well capitalized.

Our and our bank’s ability to pay cash and stock dividends is subject to limitations under various laws and regulations and to prudent and sound banking practices. On January 14, 2016, our Board of Directors declared a cash dividend on our common stock in the amount of $0.16 per share that was paid on March 23, 2016 to shareholders of record as of March 11, 2016. On April 14, 2016, our Board of Directors declared a cash dividend on our common stock in the amount of $0.16 per share that will be paid on June 23, 2016 to shareholders of record as of June 10, 2016.

On January 30, 2015, we announced that our Board of Directors had authorized a new program to repurchase up to $20.0 million of our common stock from time to time in open market transactions at prevailing market prices or by other means in accordance with applicable regulations. During the first three months of 2016, we purchased approximately 148,000 shares of common stock at an average price of $22.07, totaling about $3.3 million. Since the program’s inception, we have purchased approximately 936,000 shares of common stock at an average price of $20.32, totaling about $19.0 million. On April 19, 2016, we announced that our Board of Directors had authorized a $15.0 million expansion of the existing common stock repurchase program. All common stock repurchases to date have been funded from cash dividends paid to us from our bank, and we expect future common stock repurchases to be funded in the same manner.

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

Future Factors include, among others, changes in interest rates and interest rate relationships; demand for products and services; the degree of competition by traditional and non-traditional competitors; changes in banking regulation or actions by bank regulators; changes in tax laws; changes in prices, levies, and assessments; the impact of technological advances; governmental and regulatory policy changes; the outcomes of contingencies; trends in customer behavior as well as their ability to repay loans; changes in local real estate values; changes in the national and local economies; and risk factors described in our annual report on Form 10-K for the year ended December 31, 2015 or in this report. These are representative of the Future Factors that could cause a difference between an ultimate actual outcome and a forward-looking statement.

Introduction

The following discussion compares the financial condition of Mercantile Bank Corporation and its consolidated subsidiaries, including Mercantile Bank of Michigan (“our bank”) and our bank’s two subsidiaries, Mercantile Bank Real Estate Co., LLC (“our real estate company”) and Mercantile Insurance Center, Inc. (“our insurance company”), at March 31, 2016 and December 31, 2015 and the results of operations for the three months ended March 31, 2016 and March 31, 2015. This discussion should be read in conjunction with the interim consolidated financial statements and footnotes included in this report. Unless the text clearly suggests otherwise, references in this report to “us,” “we,” “our” or “the company” include Mercantile Bank Corporation and its consolidated subsidiaries referred to above.

Critical Accounting Policies

Accounting principles generally accepted in the United States of America are complex and require us to apply significant judgment to various accounting, reporting and disclosure matters. We must use assumptions and estimates to apply these principles where actual measurements are not possible or practical. Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our unaudited financial statements included in this report. For a discussion of our significant accounting policies, see Note 1 of the Notes to our Consolidated Financial Statements included on pages F-43 through F-50 in our Form 10-K for the fiscal year ended December 31, 2015 (Commission file number 000-26719). Our allowance for loan losses policy and accounting for income taxes are highly dependent upon subjective or complex judgments, assumptions and estimates. Changes in such estimates may have a significant impact on the financial statements, and actual results may differ from those estimates. We have reviewed the application of these policies with the Audit Committee of our Board of Directors.

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

The allowance is increased through a provision charged to operating expense. Uncollectable loans are charged-off through the allowance. Recoveries of loans previously charged-off are added to the allowance. A loan is considered impaired when it is probable that contractual interest and principal payments will not be collected either for the amounts or by the dates as scheduled in the loan agreement. Impairment is evaluated on an individual loan basis. If a loan is impaired, a portion of the allowance is allocated so that the loan is reported, net, at the present value of estimated future cash flows using the loan’s existing rate or at the fair value of collateral if repayment is expected solely from the collateral. The timing of obtaining outside appraisals varies, generally depending on the nature and complexity of the property being evaluated, general breadth of activity within the marketplace and the age of the most recent appraisal. For collateral dependent impaired loans, in most cases we obtain and use the “as is” value as indicated in the appraisal report, adjusting for any expected selling costs. In certain circumstances, we may internally update outside appraisals based on recent information impacting a particular or similar property, or due to identifiable trends (e.g., recent sales of similar properties) within our markets. The expected future cash flows exclude potential cash flows from certain guarantors. To the extent these guarantors provide repayments, a recovery would be recorded upon receipt. Loans are evaluated for impairment when payments are delayed, typically 30 days or more, or when serious deficiencies are identified within the credit relationship. Our policy for recognizing income on impaired loans is to accrue interest unless a loan is placed on nonaccrual status. We put loans into nonaccrual status when the full collection of principal and interest is not expected.

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

64.

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

65.

MERCANTILE BANK CORPORATION

Financial Overview

We reported net income of $8.5 million, or $0.52 per diluted share, for the first quarter of 2016, compared to $6.6 million, or $0.39 per diluted share, during the first quarter of 2015. The repurchase of $11.0 million in trust preferred securities at a 27% discount during the first quarter of 2016 increased reported net income by approximately $1.8 million, or $0.11 per diluted share. Reflecting continuing loan growth, provision expense totaled $0.6 million during the first quarter of 2016, compared to a negative provision expense of $0.4 million recorded during the first quarter of 2015.

The overall quality of our loan portfolio remains strong, with nonperforming loans equaling only 0.21% of total loans as of March 31, 2016. Gross loan charge-offs totaled $0.5 million during the first quarter of 2016, while recoveries of prior period loan charge-offs also totaled $0.5 million. We continue our collection efforts on charged-off loans, and expect to record recoveries in future periods; however, given the nature of these efforts, it is not practical to forecast the dollar amount and timing of the recoveries.

New commercial term loan originations totaled approximately $105 million during the first quarter of 2016. We also experienced net increases in commercial lines of credit, in large part reflecting lines that are part of new commercial lending relationships established during recent quarterly periods. Net loan growth for the first quarter of 2016 totaled $17.9 million, reflecting the impact of scheduled monthly payments as well as expected and unexpected commercial loan payoffs. The new loan pipeline remains strong, and at March 31, 2016, we had over $77 million in unfunded loan commitments on commercial construction and development projects that are in the construction phase. We believe our loan portfolio is well diversified, with commercial and industrial loans equaling 31%, commercial real estate non-owner occupied loans comprising 29%, commercial real estate owner occupied loans comprising 19% and residential mortgage and consumer loans aggregating 14% of total loans at March 31, 2016. As a percent of total commercial loans, commercial and industrial loans and commercial real estate owner occupied loans combined equaled 59% at March 31, 2016.

Our funding structure is also well diversified. As of March 31, 2016, noninterest-bearing checking accounts comprised 27%, interest-bearing checking and securities sold under agreements to repurchase (“sweep accounts”) combined for 21%, savings deposits and money market accounts aggregated to 26% and local time deposits accounted for 18% of total funds. Wholesale funds, comprised of brokered deposits and Federal Home Loan Bank of Indianapolis (“FHLBI”) advances, represented the remaining 8% of total funds.

Financial Condition

Our total assets increased $22.5 million during the first three months of 2016, and totaled $2.93 billion as of March 31, 2016. Total loans increased $17.9 million, while securities available for sale declined $3.2 million and cash and cash equivalents increased $11.3 million. Total deposits decreased $10.3 million and subordinated debentures declined $10.8 million, while sweep accounts were up $7.5 million during the first three months of 2016. Since the merger with Firstbank that was consummated on June 1, 2014, we have generally funded net loan growth with cash flows from our securities portfolio and other interest-earning assets; however, we expect our securities portfolio and other interest-earning assets to reach the desired levels during the second quarter of 2016. As a result, future net loan growth will generally be funded from increases in deposits and borrowed funds.

66.

MERCANTILE BANK CORPORATION

Commercial loans increased $27.8 million during the first three months of 2016, and at March 31, 2016 totaled $1.97 billion, or 86.0% of the loan portfolio. As of December 31, 2015, the commercial loan portfolio comprised 85.5% of total loans. The increase in commercial loans during the first three months of 2016 primarily reflects new commercial term loans to existing and new borrowers. Commercial and industrial loans were up $18.3 million and non-owner occupied commercial real estate (“CRE”) loans increased $21.7 million, while owner occupied CRE loans decreased $4.3 million, multi-family and residential rental loans declined $2.5 million and vacant land, land development and residential construction loans were down $5.5 million. As a percent of total commercial loans, commercial and industrial loans and commercial real estate owner occupied loans combined equaled 58.6% as of March 31, 2016, compared to 58.7% at December 31, 2015.

We significantly enhanced our commercial loan sales efforts over the past few years. We are very pleased with the approximately $1.3 billion in new commercial term loan fundings since the beginning of 2012, including about $105 million during the first three months of 2016. As of March 31, 2016, availability on existing construction and development loans totaled over $77 million, with most of those funds expected to be drawn over the next twelve months. Our current pipeline reports indicate continued strong commercial loan funding opportunities in future periods, including approximately $218 million in new lending commitments, a majority of which we expect to be accepted and funded over the next 12 to 18 months. Our commercial lenders also report substantial additional opportunities they are currently discussing with existing and potentially new borrowers.

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

One-to-four family mortgage loans and other consumer loans declined a combined $9.8 million during the first three months of 2016, and at March 31, 2016, totaled a combined $321 million, or 14.0% of total loans. One-to-four family mortgage loans and other consumer loans, when combined, equated to 14.5% of total loans as of December 31, 2015.

67.

MERCANTILE BANK CORPORATION

The following table summarizes our loan portfolio at March 31, 2016:

	3/31/16	12/31/15	9/30/15	6/30/15	3/31/15
Commercial:
Commercial & Industrial	$714,612,000	$696,303,000	$643,118,000	$622,073,000	$587,675,000
Land Development & Construction	39,630,000	45,120,000	47,734,000	47,622,000	56,050,000
Owner Occupied Commercial RE	441,662,000	445,919,000	427,016,000	422,354,000	431,995,000
Non-Owner Occupied Commercial RE	666,013,000	644,351,000	636,227,000	603,724,000	566,152,000
Multi-Family & Residential Rental	112,533,000	115,003,000	123,525,000	124,658,000	117,477,000
Total Commercial	1,974,450,000	1,946,696,000	1,877,620,000	1,820,431,000	1,759,349,000

Retail:
1-4 Family Mortgages	185,535,000	190,385,000	193,003,000	201,907,000	208,425,000
Home Equity & Other Consumer Loans	135,683,000	140,646,000	146,765,000	149,494,000	152,986,000
	321,218,000	331,031,000	339,768,000	351,401,000	361,411,000

Total	$2,295,668,000	$2,277,727,000	$2,217,388,000	$2,171,832,000	$2,120,760,000

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

Nonperforming assets, comprised of nonaccrual loans, loans past due 90 days or more and accruing interest and foreclosed properties, totaled $6.3 million (0.2% of total assets) as of March 31, 2016, compared to $6.7 million (0.2% of total assets) as of December 31, 2015. Given the low level of nonperforming loans and accruing loans 30 to 89 days delinquent, combined with the declining level of watch list credits and what we believe are strong credit administration practices, we are pleased with the overall quality of the loan portfolio.

68.

MERCANTILE BANK CORPORATION

The following tables provide a breakdown of nonperforming assets by collateral type:

NONPERFORMING LOANS

	3/31/16	12/31/15	9/30/15	6/30/15	3/31/15
Residential Real Estate:
Land Development	$30,000	$23,000	$25,000	$27,000	$54,000
Construction	0	0	0	0	0
Owner Occupied / Rental	2,484,000	2,917,000	2,588,000	2,384,000	2,578,000
	2,514,000	2,940,000	2,613,000	2,411,000	2,632,000

Commercial Real Estate:
Land Development	140,000	155,000	170,000	184,000	197,000
Construction	0	0	0	0	0
Owner Occupied	1,970,000	2,131,000	2,602,000	2,587,000	17,495,000
Non-Owner Occupied	51,000	108,000	2,539,000	2,677,000	360,000
	2,161,000	2,394,000	5,311,000	5,448,000	18,052,000

Non-Real Estate:
Commercial Assets	137,000	69,000	271,000	212,000	5,565,000
Consumer Assets	30,000	41,000	19,000	32,000	18,000
	167,000	110,000	290,000	244,000	5,583,000

Total	$4,842,000	$5,444,000	$8,214,000	$8,103,000	$26,267,000

OTHER REAL ESTATE OWNED & REPOSSESSED ASSETS

	3/31/16	12/31/15	9/30/15	6/30/15	3/31/15
Residential Real Estate:
Land Development	$0	$0	$353,000	$353,000	$329,000
Construction	0	0	0	0	0
Owner Occupied / Rental	471,000	598,000	1,126,000	932,000	646,000
	471,000	598,000	1,479,000	1,285,000	975,000

Commercial Real Estate:
Land Development	0	0	0	0	0
Construction	0	0	0	0	0
Owner Occupied	907,000	612,000	139,000	139,000	139,000
Non-Owner Occupied	100,000	83,000	654,000	609,000	550,000
	1,007,000	695,000	793,000	748,000	689,000

Non-Real Estate:
Commercial Assets	0	0	0	0	0
Consumer Assets	0	0	0	0	0
	0	0	0	0	0

Total	$1,478,000	$1,293,000	$2,272,000	$2,033,000	$1,664,000

69.

MERCANTILE BANK CORPORATION

The following tables provide a reconciliation of nonperforming assets:

NONPERFORMING LOANS RECONCILIATION

	1st Qtr	4th Qtr	3rd Qtr	2nd Qtr	1st Qtr
	2016	2015	2015	2015	2015

Beginning balance	$5,444,000	$8,214,000	$8,103,000	$26,267,000	$29,432,000
Additions, net of transfers to ORE	528,000	902,000	743,000	2,486,000	414,000
Returns to performing status	0	(43,000)	0	0	(5,000)
Principal payments	(774,000)	(3,457,000)	(567,000)	(16,414,000)	(3,203,000)
Loan charge-offs	(356,000)	(172,000)	(65,000)	(4,236,000)	(371,000)

Total	$4,842,000	$5,444,000	$8,214,000	$8,103,000	$26,267,000

OTHER REAL ESTATE OWNED & REPOSSESSED ASSETS RECONCILIATION

	1st Qtr	4th Qtr	3rd Qtr	2nd Qtr	1st Qtr
	2016	2015	2015	2015	2015

Beginning balance	$1,293,000	$2,272,000	$2,033,000	$1,664,000	$1,995,000
Additions	595,000	676,000	581,000	652,000	277,000
Sale proceeds	(402,000)	(1,300,000)	(319,000)	(220,000)	(538,000)
Valuation write-downs	(8,000)	(355,000)	(23,000)	(63,000)	(70,000)

Total	$1,478,000	$1,293,000	$2,272,000	$2,033,000	$1,664,000

During the first quarter of 2016, loan charge-offs totaled $0.5 million while recoveries of prior period charge-offs also aggregated to $0.5 million. We continue our collection efforts on charged-off loans, and expect to record recoveries in future periods; however, given the nature of these efforts, it is not practical to forecast the dollar amount and timing of the recoveries.

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

70.

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

A migration analysis is completed quarterly to assist us in determining appropriate reserve allocation factors for non-impaired commercial loans. Our migration analysis takes into account various time periods, with most weight placed on the time frame from December 31, 2010 through March 31, 2016. We believe this time period represents an appropriate range of economic conditions, and that it provides for an appropriate basis in determining reserve allocation factors given current economic conditions and the general consensus of economic conditions in the near future.

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

The allowance for originated loans equaled $16.0 million as of March 31, 2016, or 0.9% of total originated loans outstanding, compared to $15.2 million, or 0.9% of total originated loans outstanding at December 31, 2015. We also had an allowance for acquired loans as of March 31, 2016 and December 31, 2015, equaling $0.3 million and $0.5 million, respectively. The allowance equaled 336% of nonperforming loans as of March 31, 2016, compared to 288% as of December 31, 2015. The increase in this ratio during the first quarter reflects a combined increase in the balance of the allowance and a decline in total nonperforming loans.

71.

MERCANTILE BANK CORPORATION

As of March 31, 2016, the allowance for originated loans was comprised of $14.9 million in general reserves relating to non-impaired loans, $0.4 million in specific reserve allocations relating to nonaccrual loans, and $0.7 million in specific reserves on other loans, primarily accruing loans designated as troubled debt restructurings. Troubled debt restructurings totaled $21.2 million at March 31, 2016, consisting of $2.1 million that are on nonaccrual status and $19.1 million that are on accrual status. The latter, while considered and accounted for as impaired loans in accordance with accounting guidelines, is not included in our nonperforming loan totals. Impaired loans with an aggregate carrying value of $1.1 million as of March 31, 2016 had been subject to previous partial charge-offs aggregating $4.9 million. Those partial charge-offs were recorded as follows: less than $0.1 million during 2016, $4.3 million in 2015, less than $0.1 million in 2013 and 2012, $0.4 million in 2011 and $0.2 million in 2010. As of March 31, 2016, there were no specific reserves allocated to impaired loans that had been subject to a previous partial charge-off.

The following table provides a breakdown of our originated and acquired loans categorized as troubled debt restructurings:

	3/31/16	12/31/15	9/30/15	6/30/15	3/31/15

Performing	$19,088,000	$19,336,000	$18,743,000	$20,031,000	$23,350,000
Nonperforming	2,112,000	2,358,000	2,786,000	3,245,000	23,272,000

Total	$21,200,000	$21,694,000	$21,529,000	$23,276,000	$46,622,000

Although we believe the allowance is adequate to absorb loan losses in our originated loan portfolio as they arise, there can be no assurance that we will not sustain loan losses in any given period that could be substantial in relation to, or greater than, the size of the allowance.

Securities available for sale decreased $3.2 million during the first three months of 2016, totaling $344 million as of March 31, 2016. Purchases during the first three months of 2016, consisting almost exclusively of U.S. Government agency bonds ($11.2 million) and municipal bonds ($6.7 million), totaled $17.9 million. Proceeds from matured and called U.S. Government agency bonds and municipal bonds during the first three months of 2016 totaled $16.5 million and $1.1 million, respectively, with another $4.7 million from principal paydowns on mortgage-backed securities. In addition, proceeds from the sale of a municipal bond totaled $0.3 million. At March 31, 2016, the portfolio was primarily comprised of U.S. Government agency bonds (42%), municipal bonds (40%) and U.S. Government agency issued or guaranteed mortgage-backed securities (18%). All of our securities are currently designated as available for sale, and are therefore stated at fair value. The fair value of securities designated as available for sale at March 31, 2016 totaled $344 million, including a net unrealized gain of $4.1 million. We maintain the securities portfolio at levels to provide adequate pledging and secondary liquidity for our daily operations. In addition, the securities portfolio serves a primary interest rate risk management function. We expect purchases during the remainder of 2016 to generally consist of U.S. Government agency bonds and municipal bonds, with the securities portfolio maintained at about 11% of total assets.

FHLB of Indianapolis (“FHLBI”) stock totaled $7.6 million as of March 31, 2016, unchanged from the balance at December 31, 2015. Our investment in FHLBI stock is necessary to engage in their advance and other financing programs. We have regularly received quarterly cash dividends, and we expect a cash dividend will continue to be paid in future quarterly periods.

72.

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

Interest-earning balances, primarily consisting of excess funds deposited at the Federal Reserve Bank of Chicago, are used to manage daily liquidity needs and interest rate sensitivity. During the first three months of 2016, the average balance of these funds equaled $42.0 million, or 1.6% of average earning assets. We expect the level of these funds to average approximately 1% to 2% of average earning assets in future quarters.

Net premises and equipment equaled $46.0 million at March 31, 2016, a decrease of $0.9 million during the first three months of 2016. Purchases totaled $0.2 million, while depreciation expense totaled $0.7 million and $0.4 million was moved to foreclosed and repossessed assets in association with the closure of three branch offices. Foreclosed and repossessed assets equaled $1.5 million as of March 31, 2016, compared to $1.3 million as of December 31, 2015. Sale proceeds during the first quarter of 2016 totaled $0.4 million, while transfers in from the loan portfolio and net premises and equipment totaled $0.2 million and $0.4 million, respectively. Valuation write-downs totaled less than $0.1 million. While we expect further transfers from loans to foreclosed and repossessed assets in future periods reflecting our collection efforts on some impaired lending relationships, we believe the overall strong quality of our loan portfolio will limit any overall increase in, and average balance of, this particular nonperforming asset category.

Total deposits decreased $10.3 million during the first three months of 2016, totaling $2.27 billion at March 31, 2016. Out-of-area deposits decreased $17.7 million during the first three months of 2016, and as a percent of total deposits, equaled 4.6% as of March 31, 2016, compared to 5.3% as of December 31, 2015.

Noninterest-bearing checking accounts increased $3.5 million during the first three months of 2016, generally due to deposit account openings as part of recently established commercial lending relationships. Interest-bearing checking accounts decreased $30.8 million, money market deposit accounts grew $35.5 million and savings deposits increased $6.3 million during the first three months of 2016. Local time deposits declined $7.1 million, a majority of which were transferred to non-time deposits at maturity. This is a continuation of a trend over the past several years due to the very low interest rate environment, and we expect this trend to continue at least until short term interest rates start to increase in a meaningful way.

Sweep accounts increased $7.5 million during the first three months of 2016, totaling $162 million as of March 31, 2016. Our sweep account program entails transferring collected funds from certain business noninterest-bearing checking accounts and savings deposits into over-night interest-bearing repurchase agreements. Such sweep accounts are not deposit accounts and are not afforded federal deposit insurance, and are accounted for as secured borrowings.

73.

MERCANTILE BANK CORPORATION

FHLBI advances increased $30.0 million during the first three months of 2016, reflecting new advances obtained to fund brokered deposit maturities and net loan growth. As of March 31, 2016, FHLBI advances totaled $98.0 million. The FHLBI advances are generally collateralized by a blanket lien on our residential mortgage loan portfolio. Our borrowing line of credit as of March 31, 2016 totaled about $499 million, with availability approximating $401 million.

Liquidity

Liquidity is measured by our ability to raise funds through deposits, borrowed funds, and capital, or cash flow from the repayment of loans and securities. These funds are used to fund loans, meet deposit withdrawals, maintain reserve requirements and operate our company. Liquidity is primarily achieved through local and out-of-area deposits and liquid assets such as securities available for sale, matured and called securities, federal funds sold and interest-earning deposits. Asset and liability management is the process of managing our balance sheet to achieve a mix of earning assets and liabilities that maximizes profitability, while providing adequate liquidity.

To assist in providing needed funds, we have regularly obtained monies from wholesale funding sources. Wholesale funds, primarily comprised of deposits from customers outside of our market areas and advances from the FHLBI, totaled $202 million, or 8.0% of combined deposits and borrowed funds, as of March 31, 2016, compared to $189 million, or 7.6% of combined deposits and borrowed funds, as of December 31, 2015.

Sweep accounts increased $7.5 million during the first three months of 2016, totaling $162 million as of March 31, 2016. Our sweep account program entails transferring collected funds from certain business noninterest-bearing checking accounts and savings deposits into over-night interest-bearing repurchase agreements. Such sweep accounts are not deposit accounts and are not afforded federal deposit insurance, and are accounted for as secured borrowings. Information regarding our repurchase agreements as of March 31, 2016 and during the first three months of 2016 is as follows:

Outstanding balance at March 31, 2016	$162,312,000
Weighted average interest rate at March 31, 2016	0.11%
Maximum daily balance three months ended March 31, 2016	$175,088,000
Average daily balance for three months ended March 31, 2016	$158,281,000
Weighted average interest rate for three months ended March 31, 2016	0.11%

As a member of FHLBI, we have access to FHLBI advance borrowing programs. FHLBI advances increased $30.0 million during the first three months of 2016. As of March 31, 2016, FHLBI advances totaled $98.0 million. Based on available collateral at March 31, 2016, we could borrow an additional $401 million.

We also have the ability to borrow up to $30.0 million on a daily basis through a correspondent bank using an established unsecured federal funds purchased line of credit. We did not access this line of credit during the first three months of 2016; in fact, we have not accessed any federal funds purchased lines of credit since January of 2010. In contrast, our interest-earning deposit balance with the Federal Reserve Bank of Chicago averaged $40.6 million during the first three months of 2016. We also have a line of credit through the Discount Window of the Federal Reserve Bank of Chicago. Using certain municipal bonds as collateral, we could have borrowed up to $16.8 million as of March 31, 2016. We did not utilize this line of credit during the first three months of 2016 or at any time during the previous seven fiscal years, and do not plan to access this line of credit in future periods.

74.

MERCANTILE BANK CORPORATION

The following table reflects, as of March 31, 2016, significant fixed and determinable contractual obligations to third parties by payment date, excluding accrued interest:

	One Year	One to	Three to	Over
	or Less	Three Years	Five Years	Five Years	Total

Deposits without a stated maturity	$1,699,614,000	$0	$0	$0	$1,699,614,000
Certificates of deposit	325,084,000	184,488,000	55,936,000	0	565,508,000
Short-term borrowings	162,312,000	0	0	0	162,312,000
Federal Home Loan Bank advances	13,000,000	45,000,000	20,000,000	20,000,000	98,000,000
Subordinated debentures	0	0	0	44,324,000	44,324,000
Other borrowed money	0	0	0	3,512,000	3,512,000
Property leases	408,000	763,000	264,000	11,000	1,446,000

In addition to normal loan funding and deposit flow, we must maintain liquidity to meet the demands of certain unfunded loan commitments and standby letters of credit. As of March 31, 2016, we had a total of $806 million in unfunded loan commitments and $33.6 million in unfunded standby letters of credit. Of the total unfunded loan commitments, $588 million were commitments available as lines of credit to be drawn at any time as customers’ cash needs vary, and $218 million were for loan commitments generally expected to close and become funded within the next twelve months. We regularly monitor fluctuations in loan balances and commitment levels, and include such data in our overall liquidity management.

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

Capital Resources

Shareholders’ equity was $339 million at March 31, 2016, compared to $334 million at December 31, 2015. The $4.7 million increase during the first three months of 2016 primarily reflects the positive impact of net income totaling $8.5 million and the negative impacts of cash dividends on common shares totaling $2.6 million and our share repurchase program aggregating $3.3 million. Also positively impacting shareholders’ equity during the first three months of 2016 was an increase in the net unrealized gain on securities available for sale of $1.2 million.

On January 30, 2015, we announced that our Board of Directors had authorized a new program to repurchase up to $20.0 million of our common stock from time to time in open market transactions at prevailing market prices or by other means in accordance with applicable regulations. During the first three months of 2016, we purchased approximately 148,000 shares of common stock at an average price of $22.07, totaling $3.3 million. Since the program’s inception, we have purchased approximately 936,000 shares of common stock at an average price of $20.32, totaling $19.0 million. On April 19, 2016, we announced that our Board of Directors had authorized a $15.0 million expansion of the existing common stock repurchase program. All common stock repurchases to date have been funded from cash dividends paid to us from our bank, and we expect future common stock repurchases to be funded in the same manner.

75.

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

As of March 31, 2016, our bank’s total risk-based capital ratio was 13.1%, compared to 13.5% at December 31, 2015. Our bank’s total regulatory capital decreased $6.8 million during the first three months of 2016, reflecting the net impact of net income totaling $7.3 million and cash dividends paid to us aggregating $13.0 million. Our bank’s total risk-based capital ratio was also impacted by a $23.4 million increase in total risk-weighted assets, primarily resulting from net loan growth. As of March 31, 2016, our bank’s total regulatory capital equaled $341 million, or approximately $81 million in excess of the 10.0% minimum which is among the requirements to be categorized as “well capitalized.” Our and our bank’s capital ratios as of March 31, 2016 and December 31, 2015 are disclosed in Note 12 of the Notes to Condensed Consolidated Financial Statements.

Results of Operations

We recorded net income of $8.5 million, or $0.52 per basic and diluted share, for the first quarter of 2016, compared to net income of $6.6 million, or $0.39 per basic and diluted share, for the first quarter of 2015. The repurchase of $11.0 million in trust preferred securities at a 27% discount during the first quarter of 2016 increased net income by approximately $1.8 million, or $0.11 per basic and diluted share.

The improved earnings performance in the first quarter of 2016 compared to the prior-year first quarter primarily resulted from increased noninterest income and net interest income, which more than offset increased provision expense and overhead costs. The increased noninterest income mainly resulted from the recording of a pre-tax gain associated with the trust preferred securities repurchase transaction, and the increased net interest income primarily resulted from an improved net interest margin, a higher level of average earning assets, and the first quarter of 2016 having one more calendar day than the previous year’s first quarter. The higher provision expense primarily reflects ongoing loan growth, and the increased overhead costs mainly resulted from a larger bonus accrual.

76.

MERCANTILE BANK CORPORATION

Interest income during the first quarter of 2016 was $28.9 million, an increase of $1.3 million, or 4.7%, from the $27.6 million earned during the first quarter of 2015. The increase in interest income resulted from a higher yield on average earning assets, the first quarter of 2016 having one more calendar day than the first quarter of 2015, and an increase in average earning assets. The yield on average earning assets was 4.37% during the first quarter of 2016, compared to 4.25% during the first quarter of 2015. The increased yield on average earning assets primarily resulted from a change in earning asset mix and an increased yield on securities, which more than offset a decreased yield on loans. Capitalizing on an opportunity stemming from the 2014 merger with Firstbank, the earning asset mix was reallocated by reinvesting cash flows from monthly paydowns on lower-yielding mortgage-backed securities and matured and called U.S. Government agency and municipal bonds into the higher-yielding loan portfolio. Average loans represented approximately 85% of average earning assets during the first quarter of 2016, up from about 80% during the prior-year first quarter. The yield on securities was 2.52% during the first quarter of 2016, up from 2.17% during the first quarter of 2015 primarily due to an increased level of discount accretion related to called U.S. Government agency bonds. Unaccreted discount totaling $0.3 million associated with called U.S. Government agency bonds was recorded as interest income during the first quarter of 2016, compared to only about $8,000 during the first quarter of 2015. The yield on loans, which equaled 4.72% and 4.84%, respectively, during the first quarter of 2016 and the prior-year first quarter, generally declined over the past seven quarters, consistent with the industry and primarily due to the ongoing low interest rate environment and competitive pressures; however, the negative impact of the lower loan yield on the yield on average earning assets was largely offset by the aforementioned reallocation of earning assets. The reallocation strategy is expected to conclude during the second quarter of 2016 as the level of securities reaches the internal policy guideline. The impact of this strategy ending will be tempered somewhat by the Federal Open Market Committee’s (“FOMC”) raising of the targeted federal funds rate by 25 basis points in December of 2015 and loan pricing discipline. The loan yield in the first quarter of 2016 was essentially unchanged in comparison to the linked quarter in light of elevated accretion income on purchased loans, higher commercial loan fees, and increased rates on certain variable-rate loans stemming from the FOMC’s rate increase. Accretion of acquired loans amounted to $1.3 million during the first quarter of 2016, compared to $1.4 million during the first quarter of 2015.

Interest expense during the first quarter of 2016 was $3.0 million, an increase of $0.3 million, or 9.7%, from the $2.7 million expensed during the first quarter of 2015. The increase in interest expense in the 2016 period compared to the respective 2015 period is primarily attributable to an increase in the weighted average cost of interest-bearing liabilities, which more than offset the positive impact of a decrease in the volume of average interest-bearing liabilities. The increase in the weighted average cost of interest-bearing liabilities from 0.56% in the first quarter of 2015 to 0.64% in the current-year first quarter primarily reflects higher costs of certificates of deposit, subordinated debentures, and FHLBI advances, which more than offset decreases in the costs of certain non-certificate of deposit account categories. The higher cost of certificates of deposit was expected in light of purchase accounting amortization entries related to certificates of deposit, which were associated with fair value measurements recorded on the merger date, ending in July of 2015. A $0.6 million reduction in interest expense on certificates of deposit related to purchase accounting entries was recorded during the first quarter of 2015; no reduction in interest expense was recorded during the first quarter of 2016. The higher cost of subordinated debentures primarily resulted from $0.2 million in interest expense being recorded in relation to the $11.0 million trust preferred securities repurchase transaction and corresponding reduction in the notional amount of interest rate swap agreement. The interest expense recorded primarily reflects the market value of the $11.0 million portion of the interest rate swap on the effective date of the repurchase transaction. The higher cost of FHLBI advances mainly resulted from obtaining several longer-term advances during the third quarter of 2015 and the first quarter of 2016 to fund brokered deposit maturities and net loan growth; the rates on these advances were higher than the average rate on the existing advance portfolio on the respective settlement dates.

77.

MERCANTILE BANK CORPORATION

The cost of non-certificate of deposit accounts decreased from 0.19% during the first quarter of 2015 to 0.09% during the first quarter of 2016 in light of rates being lowered on certain non-certificate of deposit account categories during the latter part of 2015. Average interest-bearing liabilities were $1.89 billion during the first quarter of 2016, down $86.2 million, or 4.4%, from the $1.98 billion average during the first quarter of 2015.

Net interest income during the first quarter of 2016 was $25.9 million, an increase of $1.0 million, or 4.2%, from the $24.9 million earned during the first quarter of 2015. The increase in net interest income was due to a higher net interest margin, the first quarter of 2016 having one more calendar day than the first quarter of 2015, and an increase in average earning assets. The net interest margin increased from 3.83% in the first quarter of 2015 to 3.92% in the current-year first quarter due to an increased yield on average earning assets. The increase in the yield on average earning assets from 4.25% during the first quarter of 2015 to 4.37% during the first quarter of 2016 mainly resulted from a change in earning asset mix and an increased yield on securities, which more than offset a decreased yield on loans. The cost of funds was 0.45% in the first quarter of 2016, compared to 0.42% in the prior-year first quarter; the higher cost of funds primarily resulted from the previously discussed increased costs of certificates of deposit, subordinated debentures, and FHLBI advances. The net interest margin remained relatively stable over the past seven quarters, ranging from 3.79% to 3.95%. The yield on loans generally declined over the past seven quarters, consistent with the industry and primarily due to the ongoing low interest rate environment and competitive pressures. The negative impact of the lower loan yield has been largely offset by assets shifting out of the low-yielding securities portfolio and into the higher-yielding loan portfolio. As noted previously, the reallocation of earning assets is expected to end in the second quarter of 2016, and the resulting impact will be somewhat tempered by the FOMC’s December 2015 rate hike and a continuing focus on loan pricing discipline.

The following table sets forth certain information relating to our consolidated average interest-earning assets and interest-bearing liabilities and reflects the average yield on assets and average cost of liabilities for the first quarter of 2016 and 2015. Such yields and costs are derived by dividing income or expense by the average daily balance of assets or liabilities, respectively, for the period presented. Tax-exempt securities interest income and yield have been computed on a tax equivalent basis using a marginal tax rate of 35%. Securities interest income was increased by $184,000 and $165,000 in the first quarter of 2016 and 2015, respectively, for this adjustment.

78.

MERCANTILE BANK CORPORATION

	Quarters ended March 31,
	2 0 1 6			2 0 1 5
	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate
	(dollars in thousands)
ASSETS
Loans	$2,273,960	$26,779	4.72%	$2,119,464	$25,311	4.84%
Investment securities	354,499	2,237	2.52	440,380	2,388	2.17
Other interest-earning assets	42,008	57	0.54	87,620	55	0.25
Total interest - earning assets	2,670,467	29,073	4.37	2,647,464	27,754	4.25

Allowance for loan losses	(15,938)			(20,481)
Other assets	237,700			247,933

Total assets	$2,892,229			$2,874,916

LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing deposits	$1,588,930	$1,866	0.47%	$1,723,684	$1,899	0.45%
Short-term borrowings	158,281	44	0.11	143,524	38	0.11
Federal Home Loan Bank advances	90,857	350	1.53	49,750	152	1.22
Other borrowings	50,818	747	5.82	58,145	651	4.48
Total interest-bearing liabilities	1,888,886	3,007	0.64	1,975,103	2,740	0.56

Noninterest-bearing deposits	652,338			557,603
Other liabilities	14,135			11,530
Shareholders’ equity	336,870			330,680

Total liabilities and shareholders’ equity	$2,892,229			$2,874,916

Net interest income		$26,066			$25,014

Net interest rate spread			3.73%			3.69%
Net interest spread on average assets			3.61%			3.53%
Net interest margin on earning assets			3.92%			3.83%

A loan loss provision expense of $0.6 million was recorded during the first quarter of 2016, compared to a negative provision expense of $0.4 million during the first quarter of 2015. The provision expense recorded during the first quarter of 2016 primarily reflects ongoing loan growth, while the negative provision recorded during the prior-year first quarter resulted from multiple factors, including recoveries of previously charged-off loans, reversals of specific reserves, a reduced level of loan-rating downgrades and ongoing loan-rating upgrades.

Net loan charge-offs of less than $0.1 million were recorded during the first quarter of 2016, compared to net loan recoveries of $1.4 million during the prior-year first quarter. The allowance for originated loans, as a percentage of total originated loans, was 0.9% as of March 31, 2016, compared to 1.6% as of March 31, 2015. Our allowance for acquired loans totaled $0.3 million as of March 31, 2016.

79.

MERCANTILE BANK CORPORATION

Noninterest income during the first quarter of 2016 was $7.1 million, an increase of $3.4 million, or 91.8%, from the $3.7 million earned during the prior-year first quarter. The increase in noninterest income primarily resulted from a $2.9 million pre-tax gain being recorded in association with the trust preferred securities repurchase transaction, which more than offset decreased credit and debit card income and mortgage banking income. A higher level of service charges on accounts, in large part reflecting an ongoing project to ensure all depositors are in a product that best meets their needs and is priced appropriately, also contributed to the increased noninterest income. During the first quarter of 2015, additional interchange income on credit and debit cards in the amount of $0.2 million was recorded, reflecting a one-time change in the timing of receipt of such income. Mortgage banking income was $0.6 million in the first quarter of 2016, compared to $0.7 million in the prior-year first quarter; the level of mortgage banking income in the first quarter of each year is typically lower than in the other quarters in light of seasonal factors. Mortgage banking income during the latter half of 2015 was positively impacted by increased purchase activity in our market areas and the ongoing low interest rate environment.

Noninterest expense during the first quarter of 2016 was $19.9 million, an increase of $0.6 million, or 3.3%, from the $19.3 million expensed during the first quarter of 2015. The increase in noninterest expense primarily resulted from higher salary and benefit expenses; these expenses totaled $11.0 million during the first quarter of 2016, an increase of $0.9 million, or 9.0%, from the $10.1 million expensed during the prior-year first quarter. The increase in salary and benefit expenses primarily resulted from a $0.6 million bonus accrual being recorded during the first three months of 2016; no bonus accrual was recorded during the first quarter of 2015.

During the first quarter of 2016, we recorded income before federal income tax of $12.5 million and a federal income tax expense of $4.0 million. During the first quarter of 2015, we recorded income before federal income tax of $9.7 million and a federal income tax expense of $3.1 million. The increase in federal income tax expense resulted from the higher level of income before federal income tax. Our effective tax rate was 31.6% during the first three months of 2016, compared to 31.5% during the respective 2015 period.

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

80.

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

81.

MERCANTILE BANK CORPORATION

The following table depicts our GAP position as of March 31, 2016:

	Within	Three to	One to	After
	Three	Twelve	Five	Five
	Months	Months	Years	Years	Total
Assets:
Commercial loans (1)	$724,093,000	$211,108,000	$749,885,000	$253,976,000	$1,939,062,000
Residential real estate loans	32,872,000	15,051,000	142,353,000	117,324,000	307,600,000
Consumer loans	2,023,000	1,378,000	35,515,000	10,090,000	49,006,000
Securities (2)	24,730,000	27,347,000	165,764,000	133,531,000	351,372,000
Other interest-earning assets	60,814,000	250,000	1,750,000	0	62,814,000
Allowance for loan losses	0	0	0	0	(16,262,000)
Other assets	0	0	0	0	232,464,000
Total assets	844,532,000	255,134,000	1,095,267,000	514,921,000	$2,926,056,000

Liabilities:
Interest-bearing checking	372,519,000	0	0	0	372,519,000
Savings deposits	339,089,000	0	0	0	339,089,000
Money market accounts	309,906,000	0	0	0	309,906,000
Time deposits under $100,000	23,490,000	64,671,000	63,996,000	0	152,157,000
Time deposits $100,000 & over	57,962,000	178,960,000	176,429,000	0	413,351,000
Short-term borrowings	162,312,000	0	0	0	162,312,000
Federal Home Loan Bank advances	0	13,000,000	65,000,000	20,000,000	98,000,000
Other borrowed money	47,836,000	0	0	0	47,836,000
Noninterest-bearing checking	0	0	0	0	678,100,000
Other liabilities	0	0	0	0	14,233,000
Total liabilities	1,313,114,000	256,631,000	305,425,000	20,000,000	2,587,503,000
Shareholders' equity	0	0	0	0	338,553,000
Total liabilities & shareholders' equity	1,313,114,000	256,631,000	305,425,000	20,000,000	$2,926,056,000

Net asset (liability) GAP	$(468,582,000)	$(1,497,000)	$789,842,000	$494,921,000

Cumulative GAP	$(468,582,000)	$(470,079,000)	$319,763,000	$814,684,000

Percent of cumulative GAP to total assets	(16.0% )	(16.1% )	10.9%	27.8%

(1)	Floating rate loans that are currently at interest rate floors are treated as fixed rate loans and are reflected using maturity date and not repricing frequency.
(2)	Mortgage-backed securities are categorized by average life calculations based upon prepayment trends as of March 31, 2016.

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

82.

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

We conducted multiple simulations as of March 31, 2016, in which it was assumed that changes in market interest rates occurred ranging from up 400 basis points to down 400 basis points in equal quarterly instalments over the next twelve months. The following table reflects the suggested impact on net interest income over the next twelve months in comparison to estimated net interest income based on our balance sheet structure, including the balances and interest rates associated with our specific loans, securities, deposits and borrowed funds, as of March 31, 2016. The resulting estimates are well within our policy parameters established to manage and monitor interest rate risk.

	Dollar Change	Percent Change
	In Net	In Net
Interest Rate Scenario	Interest Income	Interest Income

Interest rates down 400 basis points	$(7,860,000)	(8.0% )
Interest rates down 300 basis points	(6,950,000)	(7.0)
Interest rates down 200 basis points	(5,780,000)	(5.9)
Interest rates down 100 basis points	(3,610,000)	(3.7)
No change in interest rates	340,000	0.3
Interest rates up 100 basis points	1,430,000	1.4
Interest rates up 200 basis points	2,200,000	2.2
Interest rates up 300 basis points	2,850,000	2.9
Interest rates up 400 basis points	3,210,000	3.3

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

83.

MERCANTILE BANK CORPORATION

Item 4. Controls and Procedures

As of March 31, 2016, an evaluation was performed under the supervision of and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of March 31, 2016.

There have been no changes in our internal control over financial reporting during the quarter ended March 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

84.

MERCANTILE BANK CORPORATION

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, we may be involved in various legal proceedings that are incidental to our business. In our opinion, we are not a party to any current legal proceedings that are material to our financial condition, either individually or in the aggregate.

Item 1A. Risk Factors.

There have been no material changes in our risk factors from those previously disclosed in our annual report on Form 10-K for the year ended December 31, 2015, and incorporated therein by reference.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

We made no unregistered sales of equity securities during the quarter ended March 31, 2016.

Issuer Purchases of Equity Securities

As previously reported, on January 30, 2015, our Board of Directors authorized a program to repurchase up to $20.0 million of our common stock from time to time in open market transactions at prevailing market prices or by other means in accordance with applicable regulations. On April 19, 2016, we announced that our Board of Directors had authorized a $15.0 million expansion of the existing common stock repurchase program. During the three months ended March 31, 2016, we repurchased shares of common stock as follows:

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares or Approximate Dollar Value that May Yet Be Purchased Under the Plans or Programs
January 1 - 31	19,400	$21.27	19,400	$3,825,000
February 1 - 29	114,749	22.10	114,749	1,289,000
March 1 - 31	13,507	22.94	13,507	980,000
Total	147,656	$22.07	147,656	$980,000

The purchased shares were retired effective on the acquisition date.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Not applicable.

85.

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

101

The following financial information from Mercantile’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Income, (iii) the Condensed Consolidated Statements of Comprehensive Income, (iv) the Condensed Consolidated Statements of Changes in Shareholders’ Equity, (v) the Condensed Consolidated Statements of Cash Flows, and (vi) the Notes to Condensed Consolidated Financial Statements

86.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 6, 2016.

MERCANTILE BANK CORPORATION

By:	/s/ Michael H. Price
Michael H. Price
Chairman of the Board, President and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Charles E. Christmas
Charles E. Christmas
Executive Vice President, Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)

87.

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

101

The following financial information from Mercantile’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Income, (iii) the Condensed Consolidated Statements of Comprehensive Income, (iv) the Condensed Consolidated Statements of Changes in Shareholders’ Equity, (v) the Condensed Consolidated Statements of Cash Flows, and (vi) the Notes to Condensed Consolidated Financial Statements