Form 10-Q
period 2016-09-30
MERCANTILE BANK CORP
filed 2016-11-04
CIK 1042729

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

          Yes           No   X

At November 4, 2016, there were 16,302,213 shares of common stock outstanding.

MERCANTILE BANK CORPORATION

MERCANTILE BANK CORPORATION

PART I --- FINANCIAL INFORMATION

Item 1. Financial Statements

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30, 2016	December 31, 2015

ASSETS
Cash and due from banks	$55,882,000	$42,829,000
Interest-earning deposits	85,848,000	46,463,000
Federal funds sold	0	599,000
Total cash and cash equivalents	141,730,000	89,891,000

Securities available for sale	325,443,000	346,992,000
Federal Home Loan Bank stock	8,026,000	7,567,000

Loans	2,406,377,000	2,277,727,000
Allowance for loan losses	(17,526,000)	(15,681,000)
Loans, net	2,388,851,000	2,262,046,000

Premises and equipment, net	45,212,000	46,862,000
Bank owned life insurance	66,876,000	58,971,000
Goodwill	49,473,000	49,473,000
Core deposit intangible	10,592,000	12,631,000
Other assets	27,761,000	29,123,000

Total assets	$3,063,964,000	$2,903,556,000

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits
Noninterest-bearing	$731,663,000	$674,568,000
Interest-bearing	1,597,774,000	1,600,814,000
Total deposits	2,329,437,000	2,275,382,000

Securities sold under agreements to repurchase	146,843,000	154,771,000
Federal Home Loan Bank advances	178,000,000	68,000,000
Subordinated debentures	44,665,000	55,154,000
Accrued interest and other liabilities	15,548,000	16,445,000
Total liabilities	2,714,493,000	2,569,752,000

Shareholders' equity
Preferred stock, no par value; 1,000,000 shares authorized; none issued	0	0
Common stock, no par value; 40,000,000 shares authorized; 16,296,658 shares outstanding at September 30, 2016 and 16,358,711 shares outstanding at December 31, 2015	304,027,000	304,819,000
Retained earnings	43,655,000	27,722,000
Accumulated other comprehensive income	1,789,000	1,263,000
Total shareholders’ equity	349,471,000	333,804,000

Total liabilities and shareholders’ equity	$3,063,964,000	$2,903,556,000

See accompanying notes to condensed consolidated financial statements.

MERCANTILE BANK CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended Sept 30, 2016	Three Months Ended Sept 30, 2015	Nine Months Ended Sept 30, 2016	Nine Months Ended Sept 30, 2015

Interest income
Loans, including fees	$27,553,000	$26,565,000	$81,219,000	$77,463,000
Securities, taxable	1,488,000	1,382,000	5,661,000	4,556,000
Securities, tax-exempt	545,000	512,000	1,622,000	1,572,000
Other interest-earning assets	120,000	42,000	240,000	161,000
Total interest income	29,706,000	28,501,000	88,742,000	83,752,000

Interest expense
Deposits	1,924,000	1,969,000	5,608,000	5,642,000
Short-term borrowings	62,000	39,000	154,000	116,000
Federal Home Loan Bank advances	670,000	203,000	1,595,000	506,000
Subordinated debentures and other borrowings	600,000	665,000	1,952,000	1,973,000
Total interest expense	3,256,000	2,876,000	9,309,000	8,237,000

Net interest income	26,450,000	25,625,000	79,433,000	75,515,000

Provision for loan losses	600,000	(500,000)	2,300,000	(1,500,000)

Net interest income after provision for loan losses	25,850,000	26,125,000	77,133,000	77,015,000

Noninterest income
Services charges on deposit and sweep accounts	1,140,000	862,000	3,178,000	2,444,000
Credit and debit card income	1,090,000	1,005,000	3,185,000	3,296,000
Mortgage banking activities	1,236,000	1,073,000	2,578,000	2,784,000
Earnings on bank owned life insurance	349,000	272,000	933,000	820,000
Gain on trust preferred securities repurchase	0	0	2,970,000	0
Other income	1,469,000	1,065,000	3,590,000	2,648,000
Total noninterest income	5,284,000	4,277,000	16,434,000	11,992,000

Noninterest expense
Salaries and benefits	11,162,000	10,745,000	32,959,000	31,903,000
Occupancy	1,515,000	1,526,000	4,600,000	4,578,000
Furniture and equipment	531,000	569,000	1,579,000	1,788,000
Data processing costs	1,987,000	1,958,000	5,949,000	5,599,000
FDIC insurance costs	351,000	355,000	1,108,000	1,315,000
Other expense	4,117,000	4,540,000	12,530,000	14,101,000
Total noninterest expenses	19,663,000	19,693,000	58,725,000	59,284,000

Income before federal income tax expense	11,471,000	10,709,000	34,842,000	29,723,000

Federal income tax expense	3,626,000	3,373,000	11,014,000	9,183,000

Net income	$7,845,000	$7,336,000	$23,828,000	$20,540,000

Basic earnings per share	$0.48	$0.45	$1.46	$1.23
Diluted earnings per share	$0.48	$0.45	$1.46	$1.23
Cash dividends per share	$0.17	$0.15	$0.49	$0.43

Average basic shares outstanding	16,282,804	16,425,933	16,271,848	16,708,444
Average diluted shares outstanding	16,307,350	16,461,794	16,294,093	16,743,625

See accompanying notes to condensed consolidated financial statements.

MERCANTILE BANK CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended Sept 30, 2016	Three Months Ended Sept 30, 2015	Nine Months Ended Sept 30, 2016	Nine Months Ended Sept 30, 2015

Net income	$7,845,000	$7,336,000	$23,828,000	$20,540,000

Other comprehensive income (loss):
Unrealized holding gains (losses) on securities available for sale	(1,495,000)	1,230,000	722,000	1,395,000
Fair value of interest rate swap	113,000	(153,000)	88,000	(279,000)
	(1,382,000)	1,077,000	810,000	1,116,000

Tax effect of unrealized holding gains (losses) on securities available for sale	523,000	(431,000)	(253,000)	(461,000)
Tax effect of fair value of interest rate swap	(40,000)	53,000	(31,000)	98,000
	483,000	(378,000)	(284,000)	(363,000)

Other comprehensive income (loss), net of tax	(899,000)	699,000	526,000	753,000

Comprehensive income	$6,946,000	$8,035,000	$24,354,000	$21,293,000

See accompanying notes to condensed consolidated financial statements.

MERCANTILE BANK CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF

CHANGES IN SHAREHOLDERS’ EQUITY

(Unaudited)

($ in thousands except per share amounts)	Preferred Stock	Common Stock	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity

Balances, January 1, 2016	$0	$304,819	$27,722	$1,263	$333,804

Employee stock purchase plan (1,121 shares)		27			27

Dividend reinvestment plan (44,535 shares)		1,079			1,079

Stock option exercises (50,323 shares)		606			606

Stock grants to directors for retainer fees (13,000 shares)		327			327

Stock-based compensation expense		901			901

Share repurchase program (167,878 shares)		(3,732)			(3,732)

Cash dividends ($0.49 per common share)			(7,895)		(7,895)

Net income for the nine months ended September 30, 2016			23,828		23,828

Change in net unrealized holding gain on securities available for sale, net of tax effect				469	469

Change in fair value of interest rate swap, net of tax effect				57	57

Balances, September 30, 2016	$0	$304,027	$43,655	$1,789	$349,471

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

MERCANTILE BANK CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended Sept 30, 2016	Nine Months Ended Sept 30, 2015

Cash flows from operating activities
Net income	$23,828,000	$20,540,000
Adjustments to reconcile net income to net cash from operating activities
Depreciation and amortization	6,730,000	8,596,000
Accretion of acquired loans	(3,253,000)	(4,264,000)
Provision for loan losses	2,300,000	(1,500,000)
Stock-based compensation expense	901,000	525,000
Stock grants to directors for retainer fee	327,000	402,000
Proceeds from sales of mortgage loans held for sale	83,440,000	94,608,000
Origination of mortgage loans held for sale	(83,000,000)	(92,260,000)
Net gain from sales of mortgage loans held for sale	(2,463,000)	(2,831,000)
Gain on trust preferred securities repurchase	(2,970,000)	0
Net gain from sales and valuation write-down of foreclosed assets	(322,000)	(104,000)
Net gain from sales and valuation write-down of former bank premises	(10,000)	0
Net (gain) loss from sales of fixed assets	174,000	(22,000)
Net (gain) loss from sales of available for sale securities	1,000	(5,000)
Earnings on bank owned life insurance	(933,000)	(820,000)
Net change in:
Accrued interest receivable	(228,000)	(321,000)
Other assets	(1,554,000)	(1,731,000)
Accrued interest and other liabilities	(809,000)	4,754,000
Net cash from operating activities	22,159,000	25,567,000

Cash flows from investing activities
Loan originations and payments, net	(124,126,000)	(127,390,000)
Purchases of securities available for sale	(130,414,000)	(8,266,000)
Proceeds from maturities, calls and repayments of securities available for sale	152,781,000	72,277,000
Proceeds from sales of securities available for sale	264,000	665,000
Proceeds from sales of foreclosed assets	1,458,000	1,431,000
Proceeds from sales of former bank premises	45,000	0
Proceeds from FHLB stock redemption	0	6,132,000
Purchases of FHLB stock	(459,000)	0
Purchases of bank owned life insurance	(7,000,000)	0
Net purchases of premises and equipment	(1,051,000)	(932,000)
Net cash for investing activities	(108,502,000)	(56,083,000)

See accompanying notes to condensed consolidated financial statements.

MERCANTILE BANK CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(Unaudited)

	Nine Months Ended Sept 30, 2016	Nine Months Ended Sept 30, 2015

Cash flows from financing activities
Net increase (decrease) in time deposits	17,823,000	(118,950,000)
Net increase in all other deposits	36,232,000	97,535,000
Net decrease in securities sold under agreements to repurchase	(7,928,000)	(9,420,000)
Maturities of Federal Home Loan Bank advances	0	(6,000,000)
Proceeds from Federal Home Loan Bank advances	110,000,000	20,000,000
Proceeds from stock option exercises	606,000	281,000
Employee stock purchase plan	27,000	33,000
Dividend reinvestment plan	1,079,000	456,000
Repurchase of common stock shares	(3,732,000)	(15,223,000)
Repurchase of trust preferred securities	(8,030,000)	0
Payment of cash dividends to common shareholders	(7,895,000)	(7,085,000)
Net cash from (for) financing activities	138,182,000	(38,373,000)

Net change in cash and cash equivalents	51,839,000	(68,889,000)
Cash and cash equivalents at beginning of period	89,891,000	172,738,000
Cash and cash equivalents at end of period	$141,730,000	$103,849,000

Supplemental disclosures of cash flows information
Cash paid during the period for:
Interest	$9,218,000	$8,625,000
Federal income tax	10,950,000	5,700,000
Noncash financing and investing activities:
Transfers from loans to foreclosed assets	297,000	1,604,000
Transfers from bank premises to other real estate owned	371,000	0

See accompanying notes to condensed consolidated financial statements.

MERCANTILE BANK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.     SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation: The unaudited financial statements for the nine months ended September 30, 2016 include the consolidated results of operations of Mercantile Bank Corporation and its consolidated subsidiaries. These subsidiaries include Mercantile Bank of Michigan (“our bank”) and our bank’s two subsidiaries, Mercantile Bank Real Estate Co., LLC (“our real estate company”) and Mercantile Insurance Center, Inc. (“our insurance center”). These consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and Item 303(b) of Regulation S-K and do not include all disclosures required by accounting principles generally accepted in the United States of America for a complete presentation of our financial condition and results of operations. In the opinion of management, the information reflects all adjustments (consisting only of normal recurring adjustments) which are necessary in order to make the financial statements not misleading and for a fair presentation of the results of operations for such periods. The results for the period ended September 30, 2016 should not be considered as indicative of results for a full year. For further information, refer to the consolidated financial statements and footnotes included in our annual report on Form 10-K for the year ended December 31, 2015.

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

Approximately 148,000 unvested restricted shares were included in determining both basic and diluted earnings per share for the three and nine months ended September 30, 2016. In addition, stock options for approximately 79,000 shares of common stock were included in determining diluted earnings per share for the three and nine months ended September 30, 2016. Stock options for approximately 4,000 shares of common stock were antidilutive and not included in determining diluted earnings per share for the three and nine months ended September 30, 2016.

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

Loans Held for Sale: Mortgage loans originated and intended for sale in the secondary market are carried at the lower of aggregate cost or market, as determined by outstanding commitments from investors. Net unrealized losses, if any, are recorded as a valuation allowance and charged to earnings. As of September 30, 2016 and December 31, 2015, we determined that the fair value of our mortgage loans held for sale approximated the recorded cost of $3.3 million and $1.3 million, respectively. Loans held for sale are reported as part of our total loans on the balance sheet.

Mortgage loans held for sale are generally sold with servicing rights retained. Gains and losses on sales of mortgage loans are based on the difference between the selling price and the carrying value of the related loan sold, which is reduced by the cost allocated to the servicing right. We generally lock in the sale price to the purchaser of the loan at the same time we make a rate commitment to the borrower. These mortgage banking activities are not designated as hedges and are carried at fair value. The net gain or loss on mortgage banking derivatives is included in the gain on sale of loans. Mortgage loans serviced for others totaled approximately $605 million as of September 30, 2016.

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

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. This ASU will make eight targeted changes to how cash receipts and cash payments are presented and classified in the statement of cash flows and is effective for fiscal years beginning after December 15, 2017. The new standard will require adoption on a retrospective basis unless it is impractical to apply, in which case it would be required to apply the amendments prospectively as of the earliest date practicable. We are currently evaluating the provisions of this ASU to determine the potential impact the new standard will have on our consolidated financial statements.

(Continued)

 MERCANTILE BANK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

2.     SECURITIES

The amortized cost and fair value of available for sale securities and the related pre-tax gross unrealized gains and losses recognized in accumulated other comprehensive income are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
September 30, 2016
U.S. Government agency debt obligations	$138,133,000	$391,000	$(641,000)	$137,883,000
Mortgage-backed securities	51,671,000	956,000	(58,000)	52,569,000
Municipal general obligation bonds	122,293,000	2,357,000	(164,000)	124,486,000
Municipal revenue bonds	8,458,000	70,000	(10,000)	8,518,000
Other investments	1,970,000	17,000	0	1,987,000

	$322,525,000	$3,791,000	$(873,000)	$325,443,000

December 31, 2015
U.S. Government agency debt obligations	$146,660,000	$1,932,000	$(1,552,000)	$147,040,000
Mortgage-backed securities	66,670,000	708,000	(304,000)	67,074,000
Municipal general obligation bonds	120,679,000	1,549,000	(205,000)	122,023,000
Municipal revenue bonds	8,841,000	76,000	(3,000)	8,914,000
Other investments	1,946,000	0	(5,000)	1,941,000

	$344,796,000	$4,265,000	$(2,069,000)	$346,992,000

Securities with unrealized losses at September 30, 2016 and December 31, 2015, aggregated by investment category and length of time that individual securities have been in a continuous loss position, are as follows:

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
September 30, 2016
U.S. Government agency debt obligations	$52,728,000	$633,000	$1,992,000	$8,000	$54,720,000	$641,000
Mortgage-backed securities	787,000	3,000	15,064,000	55,000	15,851,000	58,000
Municipal general obligation bonds	14,524,000	86,000	6,644,000	78,000	21,168,000	164,000
Municipal revenue bonds	1,502,000	10,000	0	0	1,502,000	10,000
Other investments	0	0	0	0	0	0

	$69,541,000	$732,000	$23,700,000	$141,000	$93,241,000	$873,000

(Continued)

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

At September 30, 2016, 153 debt securities with fair values totaling $93.2 million have unrealized losses aggregating $0.9 million. After we considered whether the securities were issued by the federal government or its agencies and whether downgrades by bond rating agencies had occurred, we determined that unrealized losses were due to changing interest rate environments. As we do not intend to sell our debt securities before recovery of their cost basis and we believe it is more likely than not that we will not be required to sell our debt securities before recovery of the cost basis, no unrealized losses are deemed to be other-than-temporary.

(Continued)

MERCANTILE BANK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

2.     SECURITIES (Continued)

The amortized cost and fair value of debt securities at September 30, 2016, by maturity, are shown in the following table. The contractual maturity is utilized for U.S. Government agency debt obligations and municipal bonds. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity date, primarily mortgage-backed securities, are shown separately. Weighted average yields are also reflected, with yields for municipal securities shown at their tax equivalent yield.

	Weighted Average Yield	Amortized Cost	Fair Value

Due in 2016	2.07%	$14,095,000	$14,030,000
Due in 2017 through 2021	1.83	116,939,000	117,856,000
Due in 2022 through 2026	2.78	69,857,000	70,885,000
Due in 2027 and beyond	2.86	67,993,000	68,116,000
Mortgage-backed securities	1.77	51,671,000	52,569,000
Other investments	4.60	1,970,000	1,987,000

	2.27%	$322,525,000	$325,443,000

Securities issued by the State of Michigan and all its political subdivisions had a combined amortized cost of $110 million and $106 million at September 30, 2016 and December 31, 2015, respectively, with estimated market values of $112 million and $107 million, respectively. Securities issued by all other states and their political subdivisions had a combined amortized cost of $20.7 million and $24.0 million at September 30, 2016 and December 31, 2015, respectively, with estimated market values of $20.9 million and $24.1 million, respectively. Total securities of any other specific issuer, other than the U.S. Government and its agencies and the State of Michigan and all its political subdivisions, did not exceed 10% of shareholders’ equity.

The carrying value of U.S. Government agency debt obligations and mortgage-backed securities that are pledged to secure repurchase agreements was $147 million and $155 million at September 30, 2016, and December 31, 2015, respectively. Investments in Federal Home Loan Bank stock are restricted and may only be resold or redeemed by the issuer.

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

Our total loans at September 30, 2016 were $2.41 billion compared to $2.28 billion at December 31, 2015, an increase of $129 million, or 5.6%. The components of our loan portfolio disaggregated by class of loan within the loan portfolio segments at September 30, 2016 and December 31, 2015, and the percentage change in loans from the end of 2015 to the end of the third quarter of 2016, are as follows:

					Percent
	September 30, 2016		December 31, 2015		Increase
	Balance	%	Balance	%	(Decrease)
Originated loans
Commercial:
Commercial and industrial	$667,051,000	35.6%	$577,872,000	35.7%	15.4%
Vacant land, land development, and residential construction	28,003,000	1.5	30,138,000	1.9	(7.1)
Real estate – owner occupied	346,323,000	18.5	330,798,000	20.5	4.7
Real estate – non-owner occupied	638,090,000	34.1	520,754,000	32.2	22.5
Real estate – multi-family and residential rental	46,239,000	2.4	33,954,000	2.1	36.2
Total commercial	1,725,706,000	92.1	1,493,516,000	92.4	15.5

Retail:
Home equity and other	72,680,000	3.9	67,816,000	4.2	7.2
1-4 family mortgages	74,835,000	4.0	55,255,000	3.4	35.4
Total retail	147,515,000	7.9	123,071,000	7.6	19.9

Total originated loans	$1,873,221,000	100.0%	$1,616,587,000	100.0%	15.9%

(Continued)

MERCANTILE BANK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

3.     LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

					Percent
	September 30, 2016		December 31, 2015		Increase
	Balance	%	Balance	%	(Decrease)
Acquired loans
Commercial:
Commercial and industrial	$83,279,000	15.6%	$118,431,000	17.9%	(29.7% )
Vacant land, land development, and residential construction	9,452,000	1.8	14,982,000	2.3	(36.9)
Real estate – owner occupied	94,381,000	17.7	115,121,000	17.4	(18.0)
Real estate – non-owner occupied	103,354,000	19.4	123,597,000	18.7	(16.4)
Real estate – multi-family and residential rental	71,864,000	13.5	81,049,000	12.3	(11.3)
Total commercial	362,330,000	68.0	453,180,000	68.6	(20.0)

Retail:
Home equity and other	54,946,000	10.3	72,830,000	11.0	(24.6)
1-4 family mortgages	115,880,000	21.7	135,130,000	20.4	(14.2)
Total retail	170,826,000	32.0	207,960,000	31.4	(17.9)

Total acquired loans	$533,156,000	100.0%	$661,140,000	100.0%	(19.4% )

					Percent
	September 30, 2016		December 31, 2015		Increase
	Balance	%	Balance	%	(Decrease)
Total loans
Commercial:
Commercial and industrial	$750,330,000	31.2%	$696,303,000	30.6%	7.8%
Vacant land, land development, and residential construction	37,455,000	1.6	45,120,000	2.0	(17.0)
Real estate – owner occupied	440,704,000	18.3	445,919,000	19.6	(1.2)
Real estate – non-owner occupied	741,444,000	30.8	644,351,000	28.3	15.1
Real estate – multi-family and residential rental	118,103,000	4.9	115,003,000	5.0	2.7
Total commercial	2,088,036,000	86.8	1,946,696,000	85.5	7.3

Retail:
Home equity and other	127,626,000	5.3	140,646,000	6.2	(9.3)
1-4 family mortgages	190,715,000	7.9	190,385,000	8.3	0.2
Total retail	318,341,000	13.2	331,031,000	14.5	(3.8)

Total loans	$2,406,377,000	100.0%	$2,277,727,000	100.0%	5.6%

(Continued)

MERCANTILE BANK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

3.     LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

The total contractually required payments due on and carrying value of acquired impaired loans were $16.5 million and $7.0 million, respectively, as of September 30, 2016. The total contractually required payments due on and carrying value of acquired impaired loans were $24.6 million and $13.1 million, respectively, as of December 31, 2015. Changes in the accretable yield for acquired impaired loans for the three and nine months ended September 30, 2016 and September 30, 2015 were as follows:

Balance at June 30, 2016	$6,602,000
Additions	224,000
Accretion income	(638,000)
Net reclassification from nonaccretable to accretable	1,000,000
Reductions (1)	(407,000)

Balance at September 30, 2016	$6,781,000

Balance at December 31, 2015	$5,193,000
Additions	245,000
Accretion income	(1,992,000)
Net reclassification from nonaccretable to accretable	4,565,000
Reductions (1)	(1,230,000)

Balance at September 30, 2016	$6,781,000

Balance at June 30, 2015	$5,115,000
Additions	16,000
Accretion income	(653,000)
Net reclassification from nonaccretable to accretable	1,520,000
Reductions (1)	(548,000)

Balance at September 30, 2015	$5,450,000

Balance at December 31, 2014	$4,998,000
Additions	16,000
Accretion income	(1,980,000)
Net reclassification from nonaccretable to accretable	3,166,000
Reductions (1)	(750,000)

Balance at September 30, 2015	$5,450,000

(1) Reductions primarily reflect the result of exit events, including loan payoffs and charge-offs.

(Continued)

MERCANTILE BANK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

3.     LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

Nonperforming originated loans as of September 30, 2016 and December 31, 2015 were as follows:

	September 30, 2016	December 31, 2015

Loans past due 90 days or more still accruing interest	$0	$0
Nonaccrual loans	1,696,000	1,954,000

Total nonperforming originated loans	$1,696,000	$1,954,000

Nonperforming acquired loans as of September 30, 2016 and December 31, 2015 were as follows:

	September 30, 2016	December 31, 2015

Loans past due 90 days or more still accruing interest	$0	$5,000
Nonaccrual loans	2,973,000	3,485,000

Total nonperforming acquired loans	$2,973,000	$3,490,000

The recorded principal balance of nonperforming loans was as follows:

	September 30, 2016	December 31, 2015
Commercial:
Commercial and industrial	$382,000	$458,000
Vacant land, land development, and residential construction	110,000	155,000
Real estate – owner occupied	801,000	1,797,000
Real estate – non-owner occupied	673,000	79,000
Real estate – multi-family and residential rental	169,000	157,000
Total commercial	2,135,000	2,646,000

Retail:
Home equity and other	654,000	771,000
1-4 family mortgages	1,880,000	2,027,000
Total retail	2,534,000	2,798,000

Total nonperforming loans	$4,669,000	$5,444,000

Acquired impaired loans are not reported as nonperforming loans based on acquired impaired loan accounting. Acquired non-impaired loans are placed on nonaccrual status and reported as nonperforming or past due using the same criteria applied to the originated loan portfolio.

(Continued)

MERCANTILE BANK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

3.     LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

An age analysis of past due loans is as follows as of September 30, 2016:

	30 – 59 Days Past Due	60 – 89 Days Past Due	Greater Than 89 Days Past Due	Total Past Due	Current	Total Loans	Recorded Balance > 89 Days and Accruing
Originated loans
Commercial:
Commercial and industrial	$28,000	$0	$0	$28,000	$667,023,000	$667,051,000	$0
Vacant land, land development, and residential construction	0	0	0	0	28,003,000	28,003,000	0
Real estate – owner occupied	0	0	0	0	346,323,000	346,323,000	0
Real estate – non-owner occupied	0	0	0	0	638,090,000	638,090,000	0
Real estate – multi-family and residential rental	0	0	0	0	46,239,000	46,239,000	0
Total commercial	28,000	0	0	28,000	1,725,678,000	1,725,706,000	0

Retail:
Home equity and other	38,000	4,000	8,000	50,000	72,630,000	72,680,000	0
1-4 family mortgages	252,000	0	262,000	514,000	74,321,000	74,835,000	0
Total retail	290,000	4,000	270,000	564,000	146,951,000	147,515,000	0

Total past due loans	$318,000	$4,000	$270,000	$592,000	$1,872,629,000	$1,873,221,000	$0

 (Continued)

MERCANTILE BANK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

3.     LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

	30 – 59 Days Past Due	60 – 89 Days Past Due	Greater Than 89 Days Past Due	Total Past Due	Current	Total Loans	Recorded Balance > 89 Days and Accruing
Acquired loans
Commercial:
Commercial and industrial	$64,000	$0	$16,000	$80,000	$83,199,000	$83,279,000	$0
Vacant land, land development, and residential construction	0	0	0	0	9,452,000	9,452,000	0
Real estate – owner occupied	125,000	0	179,000	304,000	94,077,000	94,381,000	0
Real estate – non-owner occupied	0	507,000	222,000	729,000	102,625,000	103,354,000	0
Real estate – multi-family and residential rental	0	0	156,000	156,000	71,708,000	71,864,000	0
Total commercial	189,000	507,000	573,000	1,269,000	361,061,000	362,330,000	0

Retail:
Home equity and other	242,000	89,000	40,000	371,000	54,575,000	54,946,000	0
1-4 family mortgages	1,081,000	130,000	477,000	1,688,000	114,192,000	115,880,000	0
Total retail	1,323,000	219,000	517,000	2,059,000	168,767,000	170,826,000	0

Total past due loans	$1,512,000	$726,000	$1,090,000	$3,328,000	$529,828,000	$533,156,000	$0

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

MERCANTILE BANK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

3.     LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

Impaired originated loans as of September 30, 2016, and average originated impaired loans for the three and nine months ended September 30, 2016, were as follows:

	Unpaid Contractual Principal Balance	Recorded Principal Balance	Related Allowance	Third Quarter Average Recorded Principal Balance	Year-To-Date Average Recorded Principal Balance

With no related allowance recorded
Commercial:
Commercial and industrial	$1,472,000	$1,472,000		$1,809,000	$1,752,000
Vacant land, land development and residential construction	0	0		0	0
Real estate – owner occupied	503,000	404,000		327,000	307,000
Real estate – non-owner occupied	5,610,000	5,610,000		5,616,000	5,647,000
Real estate – multi-family and residential rental	0	0		0	0
Total commercial	7,585,000	7,486,000		7,752,000	7,706,000
Retail:
Home equity and other	122,000	116,000		118,000	63,000
1-4 family mortgages	1,191,000	567,000		618,000	616,000
Total retail	1,313,000	683,000		736,000	679,000

Total with no related allowance recorded	$8,898,000	$8,169,000		$8,488,000	$8,385,000

(Continued)

MERCANTILE BANK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

3.     LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

	Unpaid Contractual Principal Balance	Recorded Principal Balance	Related Allowance	Third Quarter Average Recorded Principal Balance	Year-To-Date Average Recorded Principal Balance
With an allowance recorded
Commercial:
Commercial and industrial	$222,000	$171,000	$38,000	$185,000	$227,000
Vacant land, land development and residential construction	1,493,000	1,109,000	44,000	1,367,000	1,507,000
Real estate – owner occupied	5,907,000	1,354,000	232,000	1,366,000	1,337,000
Real estate – non-owner occupied	4,635,000	4,635,000	177,000	4,670,000	4,734,000
Real estate – multi-family and residential rental	953,000	953,000	263,000	966,000	992,000
Total commercial	13,210,000	8,222,000	754,000	8,554,000	8,797,000
Retail:
Home equity and other	632,000	590,000	217,000	551,000	534,000
1-4 family mortgages	205,000	160,000	69,000	162,000	144,000
Total retail	837,000	750,000	286,000	713,000	678,000

Total with an allowance recorded	$14,047,000	$8,972,000	$1,040,000	$9,267,000	$9,475,000

Total impaired loans:
Commercial	$20,795,000	$15,708,000	$754,000	$16,306,000	$16,503,000
Retail	2,150,000	1,433,000	286,000	1,449,000	1,357,000
Total impaired loans	$22,945,000	$17,141,000	$1,040,000	$17,755,000	$17,860,000

 (Continued)

MERCANTILE BANK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

3.     LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

Impaired acquired loans as of September 30, 2016, and average impaired acquired loans for the three and nine months ended September 30, 2016, were as follows:

	Unpaid Contractual Principal Balance	Recorded Principal Balance	Related Allowance	Third Quarter Average Recorded Principal Balance	Year-To-Date Average Recorded Principal Balance

With no related allowance recorded
Commercial:
Commercial and industrial	$1,000,000	$973,000		$1,327,000	$1,395,000
Vacant land, land development and residential construction	0	0		0	0
Real estate – owner occupied	809,000	741,000		1,021,000	1,416,000
Real estate – non-owner occupied	1,112,000	1,111,000		961,000	894,000
Real estate – multi-family and residential rental	485,000	360,000		327,000	335,000
Total commercial	3,406,000	3,185,000		3,636,000	4,040,000
Retail:
Home equity and other	497,000	329,000		347,000	320,000
1-4 family mortgages	1,697,000	1,309,000		1,307,000	1,359,000
Total retail	2,194,000	1,638,000		1,654,000	1,679,000

Total with no related allowance recorded	$5,600,000	$4,823,000		$5,290,000	$5,719,000

(Continued)

MERCANTILE BANK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

3.     LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

	Unpaid Contractual Principal Balance	Recorded Principal Balance	Related Allowance	Third Quarter Average Recorded Principal Balance	Year-To-Date Average Recorded Principal Balance
With an allowance recorded
Commercial:
Commercial and industrial	$352,000	$331,000	$98,000	$343,000	$361,000
Vacant land, land development and residential construction	0	0	0	0	0
Real estate – owner occupied	49,000	49,000	4,000	49,000	49,000
Real estate – non-owner occupied	0	0	0	0	0
Real estate – multi-family and residential rental	2,000	2,000	1,000	11,000	16,000
Total commercial	403,000	382,000	103,000	403,000	426,000
Retail:
Home equity and other	0	0	0	0	0
1-4 family mortgages	173,000	173,000	5,000	174,000	131,000
Total retail	173,000	173,000	5,000	174,000	131,000

Total with an allowance recorded	$576,000	$555,000	$108,000	$577,000	$557,000

Total impaired loans:
Commercial	$3,809,000	$3,567,000	$103,000	$4,039,000	$4,466,000
Retail	2,367,000	1,811,000	5,000	1,828,000	1,810,000
Total impaired loans	$6,176,000	$5,378,000	$108,000	$5,867,000	$6,276,000

(Continued)

MERCANTILE BANK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

3.     LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

Impaired originated loans as of December 31, 2015, and average impaired originated loans for the three and nine months ended September 30, 2015, were as follows:

	Unpaid Contractual Principal Balance	Recorded Principal Balance	Related Allowance	Third Quarter Average Recorded Principal Balance	Year-To-Date Average Recorded Principal Balance

With no related allowance recorded
Commercial:
Commercial and industrial	$1,509,000	$1,501,000		$1,908,000	$1,729,000
Vacant land, land development and residential construction	0	0		0	101,000
Real estate – owner occupied	712,000	505,000		113,000	1,032,000
Real estate – non-owner occupied	5,696,000	5,696,000		5,747,000	3,204,000
Real estate – multi-family and residential rental	0	0		151,000	232,000
Total commercial	7,917,000	7,702,000		7,919,000	6,298,000
Retail:
Home equity and other	14,000	5,000		189,000	190,000
1-4 family mortgages	1,328,000	657,000		716,000	631,000
Total retail	1,342,000	662,000		905,000	821,000

Total with no related allowance recorded	$9,259,000	$8,364,000		$8,824,000	$7,119,000

 (Continued)

MERCANTILE BANK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

3.     LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

	Unpaid Contractual Principal Balance	Recorded Principal Balance	Related Allowance	Third Quarter Average Recorded Principal Balance	Year-To-Date Average Recorded Principal Balance
With an allowance recorded
Commercial:
Commercial and industrial	$352,000	$305,000	$165,000	$436,000	$2,816,000
Vacant land, land development and residential construction	2,017,000	1,655,000	245,000	2,052,000	2,026,000
Real estate – owner occupied	5,867,000	1,314,000	242,000	1,959,000	8,778,000
Real estate – non-owner occupied	4,841,000	4,841,000	201,000	4,926,000	10,371,000
Real estate – multi-family and residential rental	1,028,000	1,028,000	365,000	1,179,000	1,266,000
Total commercial	14,105,000	9,143,000	1,218,000	10,552,000	25,257,000
Retail:
Home equity and other	600,000	562,000	209,000	160,000	143,000
1-4 family mortgages	165,000	128,000	47,000	131,000	641,000
Total retail	765,000	690,000	256,000	291,000	784,000

Total with an allowance recorded	$14,870,000	$9,833,000	$1,474,000	$10,843,000	$26,041,000

Total impaired loans:
Commercial	$22,022,000	$16,845,000	$1,218,000	$18,471,000	$31,555,000
Retail	2,107,000	1,352,000	256,000	1,196,000	1,605,000
Total impaired loans	$24,129,000	$18,197,000	$1,474,000	$19,667,000	$33,160,000

(Continued)

MERCANTILE BANK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

3.     LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

Impaired acquired loans as of December 31, 2015, and average impaired acquired loans for the three and nine months ended September 30, 2015, were as follows:

	Unpaid Contractual Principal Balance	Recorded Principal Balance	Related Allowance	Third Quarter Average Recorded Principal Balance	Year-To-Date Average Recorded Principal Balance

With no related allowance recorded
Commercial:
Commercial and industrial	$1,528,000	$1,494,000		$1,596,000	$1,432,000
Vacant land, land development and residential construction	0	0		0	0
Real estate – owner occupied	2,233,000	1,952,000		910,000	535,000
Real estate – non-owner occupied	880,000	880,000		656,000	487,000
Real estate – multi-family and residential rental	452,000	404,000		2,885,000	1,799,000
Total commercial	5,093,000	4,730,000		6,047,000	4,253,000
Retail:
Home equity and other	471,000	310,000		342,000	423,000
1-4 family mortgages	1,804,000	1,548,000		816,000	855,000
Total retail	2,275,000	1,858,000		1,158,000	1,278,000

Total with no related allowance recorded	$7,368,000	$6,588,000		$7,205,000	$5,531,000

(Continued)

MERCANTILE BANK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

3.     LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

	Unpaid Contractual Principal Balance	Recorded Principal Balance	Related Allowance	Third Quarter Average Recorded Principal Balance	Year-To-Date Average Recorded Principal Balance
With an allowance recorded
Commercial:
Commercial and industrial	$383,000	$376,000	$102,000	$73,000	$65,000
Vacant land, land development and residential construction	0	0	0	0	0
Real estate – owner occupied	51,000	51,000	4,000	568,000	1,016,000
Real estate – non-owner occupied	0	0	0	0	0
Real estate – multi-family and residential rental	23,000	23,000	0	26,000	20,000
Total commercial	457,000	450,000	106,000	667,000	1,101,000
Retail:
Home equity and other	0	0	0	0	0
1-4 family mortgages	175,000	175,000	6,000	229,000	185,000
Total retail	175,000	175,000	6,000	229,000	185,000

Total with an allowance recorded	$632,000	$625,000	$112,000	$896,000	$1,286,000

Total impaired loans:
Commercial	$5,550,000	$5,180,000	$106,000	$6,714,000	$5,354,000
Retail	2,450,000	2,033,000	6,000	1,387,000	1,463,000
Total impaired loans	$8,000,000	$7,213,000	$112,000	$8,101,000	$6,817,000

Impaired loans for which no allocation of the allowance for loan losses has been made generally reflect situations whereby the loans have been charged-down to estimated collateral value. Interest income recognized on accruing troubled debt restructurings totaled $0.3 million during the third quarter of 2016 and 2015, and $0.8 million and $1.0 million during the first nine months of 2016 and 2015, respectively. No interest income was recognized on nonaccrual loans during the third quarter and first nine months of 2016 or during the respective 2015 periods.

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

Credit quality indicators were as follows as of September 30, 2016:

Originated loans

Commercial credit exposure – credit risk profiled by internal credit risk grades:

	Commercial and Industrial	Commercial Vacant Land, Land Development, and Residential Construction	Commercial Real Estate - Owner Occupied	Commercial Real Estate - Non-Owner Occupied	Commercial Real Estate - Multi-Family and Residential Rental

Internal credit risk grade groupings:
Grades 1 – 4	$476,862,000	$18,294,000	$237,640,000	$530,972,000	$28,478,000
Grades 5 – 7	190,018,000	9,599,000	107,614,000	107,118,000	16,807,000
Grades 8 – 9	171,000	110,000	1,069,000	0	954,000
Total commercial	$667,051,000	$28,003,000	$346,323,000	$638,090,000	$46,239,000

Retail credit exposure – credit risk profiled by collateral type:

	Retail Home Equity and Other	Retail 1-4 Family Mortgages

Total retail	$72,680,000	$74,835,000

(Continued)

MERCANTILE BANK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

3.     LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

Acquired loans

Commercial credit exposure – credit risk profiled by internal credit risk grades:

	Commercial and Industrial	Commercial Vacant Land, Land Development, and Residential Construction	Commercial Real Estate - Owner Occupied	Commercial Real Estate - Non-Owner Occupied	Commercial Real Estate - Multi-Family and Residential Rental

Internal credit risk grade groupings:
Grades 1 – 4	$43,682,000	$2,183,000	$40,534,000	$62,371,000	$40,803,000
Grades 5 – 7	38,201,000	7,114,000	51,972,000	39,544,000	30,470,000
Grades 8 – 9	1,396,000	155,000	1,875,000	1,439,000	591,000
Total commercial	$83,279,000	$9,452,000	$94,381,000	$103,354,000	$71,864,000

Retail credit exposure – credit risk profiled by collateral type:

	Retail Home Equity and Other	Retail 1-4 Family Mortgages

Total retail	$54,946,000	$115,880,000

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

MERCANTILE BANK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

3.     LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

Activity in the allowance for loan losses and the recorded investments in originated loans as of and during the three and nine months ended September 30, 2016 are as follows:

	Commercial Loans	Retail Loans	Unallocated	Total

Allowance for loan losses:
Balance at June 30, 2016	$14,729,000	$1,913,000	$234,000	$16,876,000
Provision for loan losses	493,000	329,000	(252,000)	570,000
Charge-offs	(1,000)	(290,000)	0	(291,000)
Recoveries	78,000	101,000	0	179,000
Ending balance	$15,299,000	$2,053,000	$(18,000)	$17,334,000

Allowance for loan losses:
Balance at December 31, 2015	$13,672,000	$1,421,000	$140,000	$15,233,000
Provision for loan losses	1,429,000	1,128,000	(158,000)	2,399,000
Charge-offs	(256,000)	(907,000)	0	(1,163,000)
Recoveries	454,000	411,000	0	865,000
Ending balance	$15,299,000	$2,053,000	$(18,000)	$17,334,000

Ending balance: individually evaluated for impairment	$754,000	$286,000	$0	$1,040,000

Ending balance: collectively evaluated for impairment	$14,545,000	$1,767,000	$(18,000)	$16,294,000

Total loans:
Ending balance	$1,725,706,000	$147,515,000		$1,873,221,000

Ending balance: individually evaluated for impairment	$15,708,000	$1,433,000		$17,141,000

Ending balance: collectively evaluated for impairment	$1,709,998,000	$146,082,000		$1,856,080,000

(Continued)

MERCANTILE BANK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

3.     LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

Activity in the allowance for loan losses for acquired loans during the three and nine months ended September 30, 2016 is as follows:

	Commercial Loans	Retail Loans	Unallocated	Total

Allowance for loan losses:
Balance at June 30, 2016	$211,000	$23,000	$0	$234,000
Provision for loan losses	(39,000)	69,000	0	30,000
Charge-offs	0	(72,000)	0	(72,000)
Recoveries	0	0	0	0
Ending balance	$172,000	$20,000	$0	$192,000

Allowance for loan losses:
Balance at December 31, 2015	$420,000	$28,000	$0	$448,000
Provision for loan losses	(206,000)	107,000	0	(99,000)
Charge-offs	0	(72,000)	0	(72,000)
Recoveries	(42,000)	(43,000)	0	(85,000)
Ending balance	$172,000	$20,000	$0	$192,000

The negative loan recoveries reflected for acquired loans during the first nine months of 2016 resulted from reversals of prior-period recoveries associated with certain purchased credit impaired (“PCI”) loans that were subject to pre-acquisition charge-offs.  Post-acquisition payments received on these PCI loans were previously reported as loan loss recoveries in prior periods; during the first quarter of 2016, these recoveries were reversed and reported as recovery income if associated with specifically reviewed PCI loans or retained gains if associated with PCI-pooled loans.

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

(Continued)

MERCANTILE BANK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

3.     LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

Loans modified as troubled debt restructurings during the three months ended September 30, 2016 were as follows:

	Number of Contracts	Pre- Modification Recorded Principal Balance	Post- Modification Recorded Principal Balance
Originated loans
Commercial:
Commercial and industrial	0	$0	$0
Vacant land, land development and residential construction	0	0	0
Real estate – owner occupied	0	0	0
Real estate – non-owner occupied	0	0	0
Real estate – multi-family and residential rental	0	0	0
Total originated commercial	0	0	0

Retail:
Home equity and other	1	56,000	56,000
1-4 family mortgages	0	0	0
Total originated retail	1	56,000	56,000

Total originated loans	1	$56,000	$56,000

Acquired loans
Commercial:
Commercial and industrial	0	$0	$0
Vacant land, land development and residential construction	0	0	0
Real estate – owner occupied	1	44,000	44,000
Real estate – non-owner occupied	0	0	0
Real estate – multi-family and residential rental	0	0	0
Total acquired commercial	1	44,000	44,000

Retail:
Home equity and other	1	3,000	3,000
1-4 family mortgages	0	0	0
Total acquired retail	1	3,000	3,000

Total acquired loans	2	$47,000	$47,000

(Continued)

MERCANTILE BANK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

3.     LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

Loans modified as troubled debt restructurings during the nine months ended September 30, 2016 were as follows:

	Number of Contracts	Pre- Modification Recorded Principal Balance	Post- Modification Recorded Principal Balance
Originated loans
Commercial:
Commercial and industrial	1	$20,000	$20,000
Vacant land, land development and residential construction	0	0	0
Real estate – owner occupied	1	167,000	167,000
Real estate – non-owner occupied	0	0	0
Real estate – multi-family and residential rental	0	0	0
Total originated commercial	2	187,000	187,000

Retail:
Home equity and other	3	240,000	240,000
1-4 family mortgages	1	33,000	40,000
Total originated retail	4	273,000	280,000

Total originated loans	6	$460,000	$467,000

Acquired loans
Commercial:
Commercial and industrial	0	$0	$0
Vacant land, land development and residential construction	0	0	0
Real estate – owner occupied	1	44,000	44,000
Real estate – non-owner occupied	1	60,000	60,000
Real estate – multi-family and residential rental	1	7,000	7,000
Total acquired commercial	3	111,000	111,000

Retail:
Home equity and other	3	54,000	54,000
1-4 family mortgages	1	19,000	19,000
Total acquired retail	4	73,000	73,000

Total acquired loans	7	$184,000	$184,000

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

(Continued)

MERCANTILE BANK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

3.     LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

Loans modified as troubled debt restructurings during the nine months ended September 30, 2015 were as follows:

	Number of Contracts	Pre- Modification Recorded Principal Balance	Post- Modification Recorded Principal Balance
Originated loans
Commercial:
Commercial and industrial	9	$1,876,000	$1,901,000
Vacant land, land development and residential construction	0	0	0
Real estate – owner occupied	0	0	0
Real estate – non-owner occupied	0	0	0
Real estate – multi-family and residential rental	0	0	0
Total originated commercial	9	1,876,000	1,901,000

Retail:
Home equity and other	0	0	0
1-4 family mortgagess	0	0	0
Total originated retail	0	0	0

Total originated loans	9	$1,876,000	$1,901,000

Acquired loans
Commercial:
Commercial and industrial	2	$286,000	$286,000
Vacant land, land development and residential construction	0	0	0
Real estate – owner occupied	3	66,000	66,000
Real estate – non-owner occupied	4	655,000	655,000
Real estate – multi-family and residential rental	2	202,000	202,000
Total acquired commercial	11	1,209,000	1,209,000

Retail:
Home equity and other	0	0	0
1-4 family mortgages	0	0	0
Total acquired retail	0	0	0

Total acquired loans	11	$1,209,000	$1,209,000

(Continued)

MERCANTILE BANK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

3.     LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

The following originated loans, modified as troubled debt restructurings within the previous twelve months, became over 30 days past due within the three months ended September 30, 2016 (amounts as of period end):

	Number of Contracts	Recorded Principal Balance
Commercial:
Commercial and industrial	0	$0
Vacant land, land development and residential construction	0	0
Real estate – owner occupied	0	0
Real estate – non-owner occupied	0	0
Real estate – multi-family and residential rental	0	0
Total commercial	0	0

Retail:
Home equity and other	0	0
1-4 family mortgages	0	0
Total retail	0	0

Total	0	$0

The following originated loans, modified as troubled debt restructurings within the previous twelve months, became over 30 days past due within the nine months ended September 30, 2016 (amounts as of period end):

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

MERCANTILE BANK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

3.     LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

The following acquired loans, modified as troubled debt restructurings within the previous twelve months, became over 30 days past due within the three months ended September 30, 2016 (amounts as of period end):

	Number of Contracts	Recorded Principal Balance
Commercial:
Commercial and industrial	0	$0
Vacant land, land development and residential construction	0	0
Real estate – owner occupied	0	0
Real estate – non-owner occupied	0	0
Real estate – multi-family and residential rental	0	0
Total commercial	0	0

Retail:
Home equity and other	0	0
1-4 family mortgages	0	0
Total retail	0	0

Total	0	$0

The following acquired loans, modified as troubled debt restructurings within the previous twelve months, became over 30 days past due within the nine months ended September 30, 2016 (amounts as of period end):

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

(Continued)

MERCANTILE BANK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

3.     LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

Activity for originated loans categorized as troubled debt restructurings during the three months ended September 30, 2016 is as follows:

	Commercial and Industrial	Commercial Vacant Land, Land Development, and Residential Construction	Commercial Real Estate - Owner Occupied	Commercial Real Estate - Non-Owner Occupied	Commercial Real Estate - Multi-Family and Residential Rental

Commercial Loan Portfolio:
Beginning Balance	$2,103,000	$2,036,000	$1,431,000	$10,435,000	$461,000
Charge-Offs	0	0	0	0	0
Payments	(230,000)	(526,000)	(37,000)	(91,000)	(7,000)
Transfers to ORE	0	0	0	0	0
Net Additions/Deletions	0	0	0	0	0
Ending Balance	$1,873,000	$1,510,000	$1,394,000	$10,344,000	$454,000

	Retail Home Equity and Other	Retail 1-4 Family Mortgages
Retail Loan Portfolio:
Beginning Balance	$329,000	$163,000
Charge-Offs	0	0
Payments	(1,000)	(3,000)
Transfers to ORE	0	0
Net Additions/Deletions	59,000	0
Ending Balance	$387,000	$160,000

(Continued)

MERCANTILE BANK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

3.     LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

Activity for acquired loans categorized as troubled debt restructurings during the three months ended September 30, 2016 is as follows:

	Commercial and Industrial	Commercial Vacant Land, Land Development, and Residential Construction	Commercial Real Estate - Owner Occupied	Commercial Real Estate - Non-Owner Occupied	Commercial Real Estate - Multi-Family and Residential Rental

Commercial Loan Portfolio:
Beginning Balance	$1,644,000	$0	$1,283,000	$681,000	$274,000
Charge-Offs	0	0	0	0	0
Payments	(397,000)	0	(747,000)	(24,000)	(35,000)
Transfers to ORE	0	0	0	0	0
Net Additions/Deletions	0	0	41,000	0	0
Ending Balance	$1,247,000	$0	$577,000	$657,000	$239,000

	Retail Home Equity and Other	Retail 1-4 Family Mortgages
Retail Loan Portfolio:
Beginning Balance	$180,000	$333,000
Charge-Offs	0	0
Payments	(7,000)	(4,000)
Transfers to ORE	0	0
Net Additions/Deletions	3,000	0
Ending Balance	$176,000	$329,000

(Continued)

MERCANTILE BANK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

3.     LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

Activity for originated loans categorized as troubled debt restructurings during the nine months ended September 30, 2016 is as follows:

	Commercial and Industrial	Commercial Vacant Land, Land Development, and Residential Construction	Commercial Real Estate - Owner Occupied	Commercial Real Estate - Non-Owner Occupied	Commercial Real Estate - Multi-Family and Residential Rental

Commercial Loan Portfolio:
Beginning Balance	$2,028,000	$2,086,000	$1,400,000	$10,657,000	$476,000
Charge-Offs	0	0	0	0	0
Payments	(175,000)	(576,000)	(103,000)	(313,000)	(22,000)
Transfers to ORE	0	0	0	0	0
Net Additions/Deletions	20,000	0	97,000	0	0
Ending Balance	$1,873,000	$1,510,000	$1,394,000	$10,344,000	$454,000

	Retail Home Equity and Other	Retail 1-4 Family Mortgages
Retail Loan Portfolio:
Beginning Balance	$146,000	$128,000
Charge-Offs	0	0
Payments	(1,000)	(8,000)
Transfers to ORE	0	0
Net Additions/Deletions	242,000	40,000
Ending Balance	$387,000	$160,000

(Continued)

MERCANTILE BANK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

3.     LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

Activity for acquired loans categorized as troubled debt restructurings during the nine months ended September 30, 2016 is as follows:

	Commercial and Industrial	Commercial Vacant Land, Land Development, and Residential Construction	Commercial Real Estate - Owner Occupied	Commercial Real Estate - Non-Owner Occupied	Commercial Real Estate - Multi Family and Residential Rental

Commercial Loan Portfolio:
Beginning Balance	$1,686,000	$0	$1,652,000	$647,000	$331,000
Charge-Offs	(48,000)	0	0	0	0
Payments	(391,000)	0	(1,116,000)	(46,000)	(99,000)
Transfers to ORE	0	0	0	0	0
Net Additions/Deletions	0	0	41,000	56,000	7,000
Ending Balance	$1,247,000	$0	$577,000	$657,000	$239,000

	Retail Home Equity and Other	Retail 1-4 Family Mortgages
Retail Loan Portfolio:
Beginning Balance	$141,000	$316,000
Charge-Offs	0	0
Payments	(20,000)	(6,000)
Transfers to ORE	0	0
Net Additions/Deletions	55,000	19,000
Ending Balance	$176,000	$329,000

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

(Continued)

MERCANTILE BANK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

3.     LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

The allowance related to loans categorized as troubled debt restructurings was as follows:

	September 30, 2016	December 31, 2015

Commercial:
Commercial and industrial	$120,000	$221,000
Vacant land, land development, and residential construction	30,000	186,000
Real estate – owner occupied	105,000	115,000
Real estate – non-owner occupied	177,000	201,000
Real estate – multi-family and residential rental	264,000	365,000
Total commercial	696,000	1,088,000

Retail:
Home equity and other	50,000	14,000
1-4 family mortgages	5,000	6,000
Total retail	55,000	20,000

Total related allowance	$751,000	$1,108,000

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

(Continued)

MERCANTILE BANK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

4.     PREMISES AND EQUIPMENT, NET

Premises and equipment are comprised of the following:

	September 30, 2016	December 31, 2015

Land and improvements	$16,634,000	$16,529,000
Buildings	39,510,000	39,394,000
Furniture and equipment	17,089,000	16,978,000
	73,233,000	72,901,000
Less: accumulated depreciation	28,021,000	26,039,000

Premises and equipment, net	$45,212,000	$46,862,000

Depreciation expense totaled $0.7 million during the third quarter of 2016 and 2015. Depreciation expense totaled $2.2 million during the first nine months of 2016, compared to $2.3 million during the first nine months of 2015.

5.     DEPOSITS

Our total deposits at September 30, 2016 totaled $2.33 billion, an increase of $54.1 million, or 2.4%, from December 31, 2015. The components of our outstanding balances at September 30, 2016 and December 31, 2015, and percentage change in deposits from the end of 2015 to the end of the third quarter of 2016, are as follows:

	September 30, 2016		December 31, 2015		Percent Increase
	Balance	%	Balance	%	(Decrease)
Noninterest-bearing demand	$731,663,000	31.4%	$674,568,000	29.6%	8.5%
Interest-bearing checking	379,934,000	16.3	403,354,000	17.7	(5.8)
Money market	270,248,000	11.6	274,395,000	12.1	(1.5)
Savings	339,498,000	14.6	332,794,000	14.6	2.0
Time, under $100,000	152,315,000	6.5	155,655,000	6.9	(2.1)
Time, $100,000 and over	364,387,000	15.7	313,247,000	13.8	16.3
	2,238,045,000	96.1	2,154,013,000	94.7	3.9

Out-of-area time, under $100,000	0	0.0	149,000	< 0.1	NA
Out-of-area time, $100,000 and over	91,392,000	3.9	121,220,000	5.3	(24.6)
	91,392,000	3.9	121,369,000	5.3	(24.7)

Total deposits	$2,329,437,000	100.0%	$2,275,382,000	100.0%	2.4%

Total time deposits of more than $250,000 totaled $227 million and $180 million at September 30, 2016 and December 31, 2015, respectively.

(Continued)

MERCANTILE BANK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

6.     SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

Securities sold under agreements to repurchase (“repurchase agreements”) are offered principally to certain large deposit customers. Information relating to our repurchase agreements follows:

	Nine Months Ended September 30, 2016	Twelve Months Ended December 31, 2015

Outstanding balance at end of period	$146,843,000	$154,771,000
Average interest rate at end of period	0.16%	0.11%

Average daily balance during the period	$151,691,000	$146,826,000
Average interest rate during the period	0.13%	0.11%

Maximum daily balance during the period	$175,088,000	$168,211,000

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

7.     FEDERAL HOME LOAN BANK OF INDIANAPOLIS ADVANCES

Federal Home Loan Bank of Indianapolis (“FHLBI”) advances totaled $178 million at September 30, 2016, and mature at varying dates from December 2016 through April 2023, with fixed rates of interest from 1.04% to 2.11% and averaging 1.47%. FHLBI advances totaled $68.0 million at December 31, 2015, and were to mature at varying dates ranging from December 2016 through August 2022, with fixed rates of interest from 1.22% to 2.11% and averaging 1.49%.

Each advance is payable at its maturity date and is subject to a prepayment fee if paid prior to the maturity date. The advances are collateralized by residential mortgage loans, first mortgage liens on multi-family residential property loans, first mortgage liens on commercial real estate property loans, and substantially all other assets of our bank, under a blanket lien arrangement. Our borrowing line of credit as of September 30, 2016 totaled about $545 million, with availability based on collateral approximating $367 million.

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

These instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized, if any, in the balance sheet. Our bank’s maximum exposure to loan loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual notional amount of those instruments. Our bank uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments. Collateral, such as accounts receivable, securities, inventory, and property and equipment, is generally obtained based on our credit assessment of the borrower. If required, estimated loss exposure resulting from these instruments is expensed and is generally recorded as a liability. There was no reserve or liability balance for these instruments as of September 30, 2016 and December 31, 2015.

A summary of the contractual amounts of our financial instruments with off-balance sheet risk at September 30, 2016 and December 31, 2015 follows:

	September 30, 2016	December 31, 2015

Commercial unused lines of credit	$537,850,000	$522,658,000
Unused lines of credit secured by 1 – 4 family residential properties	59,137,000	61,905,000
Credit card unused lines of credit	19,360,000	15,612,000
Other consumer unused lines of credit	6,799,000	8,583,000
Commitments to make loans	119,339,000	178,034,000
Standby letters of credit	24,871,000	34,946,000
	$767,356,000	$821,738,000

(Continued)

MERCANTILE BANK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

8.     COMMITMENTS AND OFF-BALANCE SHEET RISK (Continued)

Certain of our commercial loan customers have entered into interest rate swap agreements directly with our correspondent banks. To assist our commercial loan customers in these transactions, and to encourage our correspondent banks to enter into the interest rate swap transactions with minimal credit underwriting analyses on their part, we have entered into risk participation agreements with the correspondent banks whereby we agree to make payments to the correspondent banks owed by our commercial loan customers under the interest rate swap agreement in the event that our commercial loan customers do not make the payments. We are not a party to the interest rate swap agreements under these arrangements. As of September 30, 2016, the total notional amount of the underlying interest rate swap agreements was $14.0 million, with a net fair value from our commercial loan customers’ perspective of negative $2.4 million. These risk participation agreements are considered financial guarantees in accordance with applicable accounting guidance and are therefore recorded as liabilities at fair value, generally equal to the fees collected at the time of their execution. These liabilities are accreted into income during the term of the interest rate swap agreements, generally ranging from four to fifteen years.

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

In February 2012, we entered into an interest rate swap agreement with a correspondent bank to hedge the floating rate on our subordinated debentures, which became effective in January 2013 and matures in January 2018. Our $32.0 million of subordinated debentures have a rate equal to the 90-Day Libor Rate plus a fixed spread of 218 basis points, and are subject to repricing quarterly. The interest rate swap agreement provides for us to pay our correspondent bank a fixed rate, while our correspondent bank will pay us the 90-Day Libor Rate on a $32.0 million notional amount. The quarterly re-set dates for the floating rate on the interest rate swap agreement are the same as the re-set dates for the floating rate on the subordinated debentures. The interest rate swap agreement does qualify for hedge accounting; therefore, monthly fluctuations in the present value of the interest rate swap agreement, net of tax effect, are recorded to other comprehensive income. As of September 30, 2016 and December 31, 2015, the fair value of the interest rate swap agreement was recorded as a liability in the amount of $0.2 million and $0.3 million, respectively.

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

MERCANTILE BANK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

10.  FAIR VALUES OF FINANCIAL INSTRUMENTS

The carrying amounts, estimated fair values and level within the fair value hierarchy of financial instruments were as follows as of September 30, 2016 and December 31, 2015 (dollars in thousands):

	Level in	September 30, 2016		December 31, 2015
	Fair Value Hierarchy	Carrying Values	Fair Values	Carrying Values	Fair Values

Financial assets:
Cash	Level 1	$10,815	$10,815	$12,496	$12,496
Cash equivalents	Level 2	130,915	130,915	77,395	77,395
Securities available for sale	(1)	325,443	325,443	346,992	346,992
FHLBI stock	(2)	8,026	8,026	7,567	7,567
Loans, net	Level 3	2,385,513	2,382,258	2,260,730	2,259,710
Loans held for sale	Level 2	3,338	3,338	1,316	1,316
Bank owned life insurance	Level 2	66,876	66,876	58,971	58,971
Accrued interest receivable	Level 2	8,064	8,064	7,836	7,836

Financial liabilities:
Deposits	Level 2	2,329,437	2,267,226	2,275,382	2,208,724
Repurchase agreements	Level 2	146,843	146,843	154,771	154,771
FHLBI advances	Level 2	178,000	180,481	68,000	68,858
Subordinated debentures	Level 2	44,665	44,782	55,154	55,760
Accrued interest payable	Level 2	1,570	1,570	1,479	1,479
Interest rate swap	(1)	165	165	253	253

(1)	See Note 11 for a description of the fair value hierarchy as well as a disclosure of levels for classes of financial assets and liabilities.

(2)	It is not practical to determine the fair value of FHLBI stock due to transferability restrictions.

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

Securities available for sale. Securities available for sale are recorded at fair value on a recurring basis. Fair value measurement is based on quoted prices, if available. If quoted prices are not available, fair values are measured using independent pricing models. Level 2 securities include U.S. Government agency bonds, mortgage-backed securities issued or guaranteed by U.S. Government agencies, municipal general obligation and revenue bonds and mutual funds. Level 3 securities include bonds issued by certain relatively small municipalities located within our markets that have very limited marketability due to their size and lack of ratings from a recognized rating service. We carry these bonds at historical cost, which we believe approximates fair value, unless our periodic financial analysis or other information becomes known which necessitates a valuation allowance. There was no such valuation allowance as of September 30, 2016 or December 31, 2015. We have no Level 1 securities available for sale.

Derivatives. The interest rate swap is measured at fair value on a recurring basis. We measure fair value utilizing models that use primarily market observable inputs, such as forecasted yield curves, and accordingly, the interest rate swap agreement is classified as Level 2.

Mortgage loans held for sale. Mortgage loans originated and intended for sale in the secondary market are carried at the lower of aggregate cost or market, as determined by outstanding commitments from investors, and are measured on a nonrecurring basis. Fair value is based on independent quoted market prices, where applicable, or the prices for other mortgage whole loans with similar characteristics. As of September 30, 2016 and December 31, 2015, we determined that the fair value of our mortgage loans held for sale approximated the recorded cost of $3.3 million and $1.3 million, respectively.

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

(Continued)

MERCANTILE BANK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

11.  FAIR VALUES (Continued)

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The balances of assets and liabilities measured at fair value on a recurring basis as of September 30, 2016 are as follows:

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available for sale securities
U.S. Government agency debt obligations	$137,883,000	$0	$137,883,000	$0
Mortgage-backed securities	52,569,000	0	52,569,000	0
Municipal general obligation bonds	124,486,000	0	118,017,000	6,469,000
Municipal revenue bonds	8,518,000	0	8,518,000	0
Other investments	1,987,000	0	1,987,000	0
Interest rate swap	(165,000)	0	(165,000)	0
Total	$325,278,000	$0	$318,809,000	$6,469,000

There were no transfers in or out of Level 1, Level 2 or Level 3 during the first nine months of 2016.

The balances of assets and liabilities measured at fair value on a recurring basis as of December 31, 2015 are as follows:

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available for sale securities
U.S. Government agency debt obligations	$147,040,000	$0	$147,040,000	$0
Mortgage-backed securities	67,074,000	0	67,074,000	0
Municipal general obligation bonds	122,023,000	0	113,604,000	8,419,000
Municipal revenue bonds	8,914,000	0	8,914,000	0
Other investments	1,941,000	0	1,941,000	0
Interest rate swap	(253,000)	0	(253,000)	0
Total	$346,739,000	$0	$338,320,000	$8,419,000

There were no transfers in or out of Level 1, Level 2 or Level 3 during 2015.

(Continued)

MERCANTILE BANK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

11.  FAIR VALUES (Continued)

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

The balances of assets and liabilities measured at fair value on a nonrecurring basis as of September 30, 2016 are as follows:

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Impaired loans (1)	$8,324,000	$0	$0	$8,324,000
Foreclosed assets (1)	790,000	0	0	790,000
Total	$9,114,000	$0	$0	$9,114,000

The balances of assets and liabilities measured at fair value on a nonrecurring basis as of December 31, 2015 are as follows:

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Impaired loans (1)	$8,970,000	$0	$0	$8,970,000
Foreclosed assets (1)	1,293,000	0	0	1,293,000
Total	$10,263,000	$0	$0	$10,263,000

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

(Continued)

MERCANTILE BANK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

12.  REGULATORY MATTERS (Continued)

The prompt corrective action regulations provide five classifications, including well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized, although these terms are not used to represent overall financial condition. If an institution is not well capitalized, regulatory approval is required to accept brokered deposits. Subject to limited exceptions, no institution may make a capital distribution if, after making the distribution, it would be undercapitalized. If an institution is undercapitalized, it is subject to close monitoring by its principal federal regulator, its asset growth and expansion are restricted, and plans for capital restoration are required. In addition, further specific types of restrictions may be imposed on the institution at the discretion of the federal regulator. At September 30, 2016 and December 31, 2015, our bank was in the well capitalized category under the regulatory framework for prompt corrective action. There are no conditions or events since September 30, 2016 that we believe have changed our bank’s categorization.

Our actual capital levels (dollars in thousands) and the minimum levels required to be categorized as adequately and well capitalized were:

	Actual		Minimum Required for Capital Adequacy Purposes		Minimum Required to be Well Capitalized Under Prompt Corrective Action Regulations
	Amount	Ratio	Amount	Ratio	Amount		Ratio
September 30, 2016
Total capital (to risk weighted assets)
Consolidated	$354,580	13.1%	$217,441	8.0%	$	NA	NA
Bank	355,706	13.1	217,213	8.0		271,516	10.0%
Tier 1 capital (to risk weighted assets)
Consolidated	337,054	12.4	163,081	6.0		NA	NA
Bank	338,180	12.5	162,910	6.0		217,213	8.0
Common equity tier 1 (to risk weighted assets)
Consolidated	294,463	10.8	122,311	4.5		NA	NA
Bank	338,180	12.5	122,182	4.5		176,485	6.5
Tier 1 capital (to average assets)
Consolidated	337,054	11.3	119,485	4.0		NA	NA
Bank	338,180	11.3	119,440	4.0		149,300	5.0

(Continued)

MERCANTILE BANK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

12.  REGULATORY MATTERS (Continued)

	Actual		Minimum Required for Capital Adequacy Purposes		Minimum Required to be Well Capitalized Under Prompt Corrective Action Regulations
	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2015
Total capital (to risk weighted assets)
Consolidated	$345,539	13.5%	$205,602	8.0%	NA	NA
Bank	347,433	13.5	205,624	8.0	257,030	10.0%
Tier 1 capital (to risk weighted assets)
Consolidated	329,858	12.8	154,201	6.0	NA	NA
Bank	331,752	12.9	154,218	6.0	205,624	8.0
Common equity tier 1 (to risk weighted assets)
Consolidated	280,171	10.9	115,804	4.5	NA	NA
Bank	331,752	12.9	115,664	4.5	167,070	6.5
Tier 1 capital (to average assets)
Consolidated	329,858	11.6	114,138	4.0	NA	NA
Bank	331,752	11.6	114,280	4.0	142,850	5.0

Our consolidated capital levels as of September 30, 2016 and December 31, 2015 include $42.6 million and $53.1 million, respectively, of trust preferred securities subject to certain limitations. Under applicable Federal Reserve guidelines, the trust preferred securities constitute a restricted core capital element. The guidelines provide that the aggregate amount of restricted core elements that may be included in our Tier 1 capital must not exceed 25% of the sum of all core capital elements, including restricted core capital elements, net of goodwill less any associated deferred tax liability. Our ability to include the trust preferred securities in Tier 1 capital in accordance with the guidelines is not affected by the provision of the Dodd-Frank Act generally restricting such treatment, because (i) the trust preferred securities were issued before May 19, 2010, and (ii) our total consolidated assets as of December 31, 2009 were less than $15.0 billion. As of September 30, 2016 and December 31, 2015, all $42.6 million and $53.1 million, respectively, of the trust preferred securities were included in our consolidated Tier 1 capital.

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

Our and our bank’s ability to pay cash and stock dividends is subject to limitations under various laws and regulations and to prudent and sound banking practices. On January 14, 2016, our Board of Directors declared a cash dividend on our common stock in the amount of $0.16 per share that was paid on March 23, 2016 to shareholders of record as of March 11, 2016. On April 14, 2016, our Board of Directors declared a cash dividend on our common stock in the amount of $0.16 per share that was paid on June 23, 2016 to shareholders of record as of June 10, 2016. On July 14, 2016, our Board of Directors declared a cash dividend on our common stock in the amount of $0.17 per share that was paid on September 21, 2016 to shareholders of record as of September 9, 2016. On October 13, 2016, our Board of Directors declared a cash dividend on our common stock in the amount of $0.17 per share that will be paid on December 21, 2016 to shareholders of record as of December 9, 2016. Also on October 13, 2016, our Board of Directors declared a special cash dividend on our common stock in the amount of $0.50 per share that will be paid on December 21, 2016 to shareholders of record as of December 9, 2016. On a pro forma basis as of September 30, 2016, the payment of the $0.50 special cash dividend, that will be funded via a cash dividend from our bank, has a 25 to 30 basis point negative impact on our and our bank’s regulatory capital ratios reflected above.

On January 30, 2015, we announced that our Board of Directors had authorized a new program to repurchase up to $20.0 million of our common stock from time to time in open market transactions at prevailing market prices or by other means in accordance with applicable regulations. On April 19, 2016, we announced that our Board of Directors had authorized a $15.0 million expansion of the existing common stock repurchase program. During the first nine months of 2016, we purchased approximately 168,000 shares of common stock at an average price of $22.23, totaling about $3.7 million. Since the program’s inception, we have purchased approximately 956,000 shares of common stock at an average price of $20.38, totaling about $19.5 million. All common stock repurchases to date have been funded from cash dividends paid to us from our bank, and we expect future common stock repurchases to be funded in the same manner.

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

Introduction

The following discussion compares the financial condition of Mercantile Bank Corporation and its consolidated subsidiaries, including Mercantile Bank of Michigan (“our bank”) and our bank’s two subsidiaries, Mercantile Bank Real Estate Co., LLC (“our real estate company”) and Mercantile Insurance Center, Inc. (“our insurance company”), at September 30, 2016 and December 31, 2015 and the results of operations for the three months and nine months ended September 30, 2016 and September 30, 2015. This discussion should be read in conjunction with the interim consolidated financial statements and footnotes included in this report. Unless the text clearly suggests otherwise, references in this report to “us,” “we,” “our” or “the company” include Mercantile Bank Corporation and its consolidated subsidiaries referred to above.

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

MERCANTILE BANK CORPORATION

Financial Overview

We reported net income of $7.8 million for the third quarter of 2016, and net income of $23.8 million for the first nine months of 2016. On a diluted earnings per share basis, we earned $0.48 per share during the third quarter and $1.46 per share during the first nine months of 2016. Our earnings performance during 2016 reflects a 7% increase in diluted earnings per share during the third quarter when compared to the third quarter of 2015, and a 19% increase in diluted earnings per share during the first nine months of the year when compared to the same time period in 2015. Our net interest income during the first nine months of 2016 was positively impacted by calls on U.S. Government Agency bonds that had been purchased at a discounted price. Accelerated discount accretion totaled $2.2 million ($0.09 per diluted share) during the first nine months. In January, we repurchased $11.0 million in trust preferred securities at a 27% discount, resulting in a pre-tax gain of $3.0 million ($0.11 per diluted share).

The overall quality of our loan portfolio remains strong, with nonperforming loans equaling only 0.19% of total loans as of September 30, 2016. Gross loan charge-offs equaled $0.4 million during the third quarter of 2016, and totaled $1.2 million for the first nine months of the year, while recoveries of prior period loan charge-offs equaled $0.2 million and $0.8 million during the respective time periods. Net loan charge-offs, as a percent of average total loans, equaled an annualized 0.03% during the third quarter and first nine months of 2016. We continue our collection efforts on charged-off loans, and expect to record recoveries in future periods; however, given the nature of these efforts, it is not practical to forecast the dollar amount and timing of the recoveries.

New commercial term loan originations totaled approximately $131 million during the third quarter of 2016, bringing the year-to-date total to about $429 million. We also experienced net increases in commercial lines of credit during those time periods, in large part reflecting lines that are part of new commercial lending relationships established during recent quarterly periods. Net loan growth equaled $26.4 million and $129 million during the third quarter and first nine months of 2016, respectively, reflecting the impact of scheduled monthly payments as well as expected and unexpected commercial loan payoffs. The new loan pipeline remains strong, and at September 30, 2016, we had $113 million in unfunded loan commitments on commercial construction and development loans that are in the construction phase. We believe our loan portfolio is well diversified, with commercial real estate non-owner occupied loans and commercial and industrial loans both equaling 31%, commercial real estate owner occupied loans comprising 18% and residential mortgage and consumer loans aggregating 13% of total loans at September 30, 2016. As a percent of total commercial loans, commercial and industrial loans and commercial real estate owner occupied loans equaled 57% at September 30, 2016.

We recorded a provision expense of $0.6 million during the third quarter of 2016, bringing total provision expense for the first nine months of 2016 to $2.3 million. During 2015, we recorded a negative provision expense of $0.5 million during the third quarter and $1.5 million during the first nine months. The provision expense during 2016 was primarily driven by our loan growth and an assessment change in our qualitative economic and concentration environmental allowance factors, the latter equating to about a $0.5 million provision expense.

We believe our funding structure is also well diversified. As of September 30, 2016, noninterest-bearing checking accounts comprised 28% of total funds, interest-bearing checking and sweep accounts combined for 20%, savings deposits and money market accounts aggregated to 23% and local time deposits accounted for 19%. Wholesale funds, comprised of brokered deposits and Federal Home Loan Bank of Indianapolis (“FHLBI”) advances, represented 10% of total funds.

Financial Condition

Our total assets increased $160 million during the first nine months of 2016, and totaled $3.06 billion as of September 30, 2016. Total loans increased $129 million, while securities available for sale declined $21.5 million and cash and cash equivalents increased $51.8 million. Total deposits increased $54.1 million, while FHLBI advances were up $110 million and securities sold under agreements to repurchase (“sweep accounts”) were down $7.9 million during the first nine months of 2016. Since the merger with Firstbank that was consummated on June 1, 2014, we have generally funded net loan growth with cash flows from our securities portfolio and other interest-earning assets; however, we reached the desired levels of our securities portfolio and other interest-earning assets during the second quarter of 2016. As a result, we expect to fund future net loan growth primarily from increases in deposits and borrowed funds.

MERCANTILE BANK CORPORATION

Commercial loans increased $141 million during the first nine months of 2016, and at September 30, 2016 totaled $2.09 billion, or 86.8% of the loan portfolio. As of December 31, 2015, the commercial loan portfolio comprised 85.5% of total loans. The increase in commercial loans during the first nine months of 2016 primarily reflects new commercial term loans to existing and new borrowers. Commercial and industrial loans were up $54.0 million, non-owner occupied commercial real estate (“CRE”) loans increased $97.1 million, owner occupied CRE loans decreased $5.2 million, multi-family and residential rental loans were up $3.1 million and vacant land, land development and residential construction loans declined $7.7 million. As a percent of total commercial loans, commercial and industrial loans and commercial real estate owner occupied loans equaled 57.0% as of September 30, 2016, compared to 58.7% at December 31, 2015.

We significantly enhanced our commercial loan sales efforts over the past few years. We are very pleased with the approximately $1.6 billion in new commercial term loan fundings since the beginning of 2012, including about $429 million during the first nine months of 2016. As of September 30, 2016, availability on existing construction and development loans totaled $113 million, with most of those funds expected to be drawn over the next twelve months. Our loan pipeline reports indicate continued strong commercial loan funding opportunities in future periods, including approximately $119 million in new lending commitments, a majority of which we expect to be accepted and funded over the next 12 to 18 months. Our commercial lenders also report substantial additional opportunities they are currently discussing with existing and potentially new borrowers.

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

One-to-four family mortgage loans increased $0.3 million during the first nine months of 2016, and at September 30, 2016 totaled $191 million, or 7.9% of total loans. Home equity and other consumer loans declined $13.0 million during the first nine months of 2016, and at September 30, 2016, totaled $128 million, or 5.3% of total loans. One-to-four family mortgage loans and home equity and other consumer loans equated to 8.3% and 6.2% of total loans as of December 31, 2015, respectively.

MERCANTILE BANK CORPORATION

The following table summarizes our loan portfolio over the past twelve months:

	9/30/16	6/30/16	3/31/16	12/31/15	9/30/15
Commercial:
Commercial & Industrial	$750,330,000	$750,136,000	$714,612,000	$696,303,000	$643,118,000
Land Development & Construction	37,455,000	40,529,000	39,630,000	45,120,000	47,734,000
Owner Occupied Commercial RE	440,704,000	438,798,000	441,662,000	445,919,000	427,016,000
Non-Owner Occupied Commercial RE	741,444,000	716,930,000	666,013,000	644,351,000	636,227,000
Multi-Family & Residential Rental	118,103,000	113,362,000	112,533,000	115,003,000	123,525,000
Total Commercial	2,088,036,000	2,059,755,000	1,974,450,000	1,946,696,000	1,877,620,000

Retail:
1-4 Family Mortgages	190,715,000	189,118,000	185,535,000	190,385,000	193,003,000
Home Equity & Other Consumer Loans	127,626,000	131,067,000	135,683,000	140,646,000	146,765,000
	318,341,000	320,185,000	321,218,000	331,031,000	339,768,000

Total	$2,406,377,000	$2,379,940,000	$2,295,668,000	$2,277,727,000	$2,317,388,000

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

Nonperforming assets, comprised of nonaccrual loans, loans past due 90 days or more and accruing interest and foreclosed properties, totaled $5.5 million (0.2% of total assets) as of September 30, 2016, compared to $6.7 million (0.2% of total assets) as of December 31, 2015. Given the low level of nonperforming loans and accruing loans 30 to 89 days delinquent, combined with the declining level of watch list credits and what we believe are strong credit administration practices, we are pleased with the overall quality of the loan portfolio.

MERCANTILE BANK CORPORATION

The following tables provide a breakdown of nonperforming assets by collateral type:

NONPERFORMING LOANS

	9/30/16	6/30/16	3/31/16	12/31/15	9/30/15
Residential Real Estate:
Land Development	$23,000	$42,000	$30,000	$23,000	$25,000
Construction	0	319,000	0	0	0
Owner Occupied / Rental	2,661,000	2,638,000	2,484,000	2,917,000	2,588,000
	2,684,000	2,999,000	2,514,000	2,940,000	2,613,000

Commercial Real Estate:
Land Development	110,000	125,000	140,000	155,000	170,000
Construction	0	0	0	0	0
Owner Occupied	1,109,000	1,786,000	1,970,000	2,131,000	2,602,000
Non-Owner Occupied	673,000	51,000	51,000	108,000	2,539,000
	1,892,000	1,962,000	2,161,000	2,394,000	5,311,000

Non-Real Estate:
Commercial Assets	65,000	165,000	137,000	69,000	271,000
Consumer Assets	28,000	42,000	30,000	41,000	19,000
	93,000	207,000	167,000	110,000	290,000

Total	$4,669,000	$5,168,000	$4,842,000	$5,444,000	$8,214,000

OTHER REAL ESTATE OWNED & REPOSSESSED ASSETS

	9/30/16	6/30/16	3/31/16	12/31/15	9/30/15
Residential Real Estate:
Land Development	$0	$0	$0	$0	$353,000
Construction	0	0	0	0	0
Owner Occupied / Rental	284,000	255,000	471,000	598,000	1,126,000
	284,000	255,000	471,000	598,000	1,479,000

Commercial Real Estate:
Land Development	0	0	0	0	0
Construction	0	0	0	0	0
Owner Occupied	488,000	477,000	907,000	612,000	139,000
Non-Owner Occupied	18,000	83,000	100,000	83,000	654,000
	506,000	560,000	1,007,000	695,000	793,000

Non-Real Estate:
Commercial Assets	0	0	0	0	0
Consumer Assets	0	0	0	0	0
	0	0	0	0	0

Total	$790,000	$815,000	$1,478,000	$1,293,000	$2,272,000

MERCANTILE BANK CORPORATION

The following tables provide a reconciliation of nonperforming assets:

NONPERFORMING LOANS RECONCILIATION

	3rd Qtr	2nd Qtr	1st Qtr	4th Qtr	3rd Qtr
	2016	2016	2016	2015	2015

Beginning balance	$5,168,000	$4,842,000	$5,444,000	$8,214,000	$8,103,000
Additions, net of transfers to ORE	1,111,000	1,082,000	528,000	902,000	743,000
Returns to performing status	0	0	0	(43,000)	0
Principal payments	(1,509,000)	(495,000)	(774,000)	(3,457,000)	(567,000)
Loan charge-offs	(101,000)	(261,000)	(356,000)	(172,000)	(65,000)

Total	$4,669,000	$5,168,000	$4,842,000	$5,444,000	$8,214,000

OTHER REAL ESTATE OWNED & REPOSSESSED ASSETS RECONCILIATION

	3rd Qtr	2nd Qtr	1st Qtr	4th Qtr	3rd Qtr
	2016	2016	2016	2015	2015

Beginning balance	$815,000	$1,478,000	$1,293,000	$2,272,000	$2,033,000
Additions	61,000	14,000	595,000	676,000	581,000
Sale proceeds	(76,000)	(642,000)	(402,000)	(1,300,000)	(319,000)
Valuation write-downs	(10,000)	(35,000)	(8,000)	(355,000)	(23,000)

Total	$790,000	$815,000	$1,478,000	$1,293,000	$2,272,000

Gross loan charge-offs equaled $0.4 million during the third quarter of 2016, and totaled $1.2 million for the first nine months of the year, while recoveries of prior period loan charge-offs equaled $0.2 million and $0.8 million during the respective time periods. Net loan charge-offs, as a percent of average total loans, equaled an annualized 0.03% during the third quarter and first nine months of 2016. We continue our collection efforts on charged-off loans, and expect to record recoveries in future periods; however, given the nature of these efforts, it is not practical to forecast the dollar amount and timing of the recoveries.

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

A migration analysis is completed quarterly to assist us in determining appropriate reserve allocation factors for non-impaired loans. Our migration analysis takes into account various time periods, with most weight placed on the time frame from December 31, 2010 through September 30, 2016. We believe this time period represents an appropriate range of economic conditions, and that it provides for an appropriate basis in determining reserve allocation factors given current economic conditions and the general consensus of economic conditions in the near future.

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

The allowance for originated loans equaled $17.3 million as of September 30, 2016, or 0.9% of total originated loans outstanding, compared to $15.2 million, or 0.9% of total originated loans outstanding at December 31, 2015. We also had an allowance for acquired loans as of September 30, 2016 and December 31, 2015, equaling $0.2 million and $0.5 million, respectively. The allowance equaled 375% of nonperforming loans as of September 30, 2016, compared to 288% as of December 31, 2015. The increase in this ratio during the first nine months of 2016 primarily reflects an increase in the balance of the allowance and a decline in total nonperforming loans.

MERCANTILE BANK CORPORATION

As of September 30, 2016, the allowance for originated loans was comprised of $16.3 million in general reserves relating to non-impaired loans, $0.4 million in specific reserve allocations relating to nonaccrual loans, and $0.6 million in specific reserves on other loans, primarily accruing loans designated as troubled debt restructurings. Troubled debt restructurings totaled $19.3 million at September 30, 2016, consisting of $1.6 million that are on nonaccrual status and $17.7 million that are on accrual status. The latter, while considered and accounted for as impaired loans in accordance with accounting guidelines, is not included in our nonperforming loan totals. Impaired loans with an aggregate carrying value of $0.9 million as of September 30, 2016 had been subject to previous partial charge-offs aggregating $4.8 million. Those partial charge-offs were recorded as follows: less than $0.1 million in 2016, 2013 and 2012, $4.2 million in 2015, $0.4 million in 2011 and $0.2 million in 2010. As of September 30, 2016, there were no specific reserves allocated to impaired loans that had been subject to a previous partial charge-off.

The following table provides a breakdown of our originated and acquired loans categorized as troubled debt restructurings:

	9/30/16	6/30/16	3/31/16	12/31/15	9/30/15

Performing	$17,717,000	$19,403,000	$19,087,000	$19,336,000	$18,743,000
Nonperforming	1,630,000	1,950,000	2,112,000	2,358,000	2,786,000

Total	$19,347,000	$21,353,000	$21,199,000	$21,694,000	$21,529,000

Although we believe the allowance is adequate to absorb loan losses in our originated loan portfolio as they arise, there can be no assurance that we will not sustain loan losses in any given period that could be substantial in relation to, or greater than, the size of the allowance.

Securities available for sale decreased $21.5 million during the first nine months of 2016, totaling $325 million as of September 30, 2016. Purchases during the first nine months of 2016, consisting almost exclusively of U.S. Government Agency bonds and municipal bonds, totaled $130 million. Proceeds from matured and called U.S. Government agency bonds and municipal bonds during the first nine months of 2016 totaled $123 million and $15.5 million, respectively, with another $14.4 million from principal paydowns on mortgage-backed securities. In addition, proceeds from the sale of a municipal bond totaled $0.3 million. At September 30, 2016, the portfolio was primarily comprised of U.S. Government agency bonds (42%), municipal bonds (41%) and U.S. Government agency issued or guaranteed mortgage-backed securities (16%). All of our securities are currently designated as available for sale, and are therefore stated at fair value. The fair value of securities designated as available for sale at September 30, 2016 totaled $325 million, including a net unrealized gain of $2.9 million. We maintain the securities portfolio at levels to provide adequate pledging and secondary liquidity for our daily operations. In addition, the securities portfolio serves a primary interest rate risk management function. We expect purchases during the remainder of 2016 to generally consist of U.S. Government Agency bonds and municipal bonds, with the securities portfolio maintained at about 11% of total assets.

FHLBI stock totaled $8.0 million as of September 30, 2016, compared to $7.6 million as of December 31, 2015. The $0.4 million increase reflects additional stock purchased during the second quarter resulting from increases in our total FHLBI advances outstanding. Our investment in FHLBI stock is necessary to engage in their advance and other financing programs. We have regularly received quarterly cash dividends, and we expect a cash dividend will continue to be paid in future quarterly periods.

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

MERCANTILE BANK CORPORATION

Interest-bearing balances, primarily consisting of excess funds deposited at the Federal Reserve Bank of Chicago, are used to manage daily liquidity needs and interest rate sensitivity. During the first nine months of 2016, the average balance of these funds equaled $61.1 million, or 2.2% of average earning assets. We expect the level of these funds to average approximately 1% to 2% of average earning assets in future quarters.

Net premises and equipment equaled $45.2 million at September 30, 2016, a decrease of $1.7 million during the first nine months of 2016. Purchases during the first nine months of 2016 totaled $0.9 million, while depreciation expense aggregated to $2.2 million and $0.4 million was moved to foreclosed and repossessed assets in association with the closure of three branch offices. Foreclosed and repossessed assets equaled $0.8 million as of September 30, 2016, compared to $1.3 million as of December 31, 2015. Sale proceeds during the first nine months of 2016 totaled $1.2 million, while transfers in from the loan portfolio and bank premises totaled $0.7 million. Valuation write-downs totaled less than $0.1 million. While we expect further transfers from loans to foreclosed and repossessed assets in future periods reflecting our collection efforts on some impaired lending relationships, we believe the overall strong quality of our loan portfolio will limit any overall increase in, and average balance of, this particular nonperforming asset category in future periods.

Total deposits increased $54.1 million during the first nine months of 2016, totaling $2.33 billion at September 30, 2016. Out-of-area deposits decreased $30.0 million during the first nine months of 2016, and as a percent of total deposits, equaled 3.9% as of September 30, 2016, compared to 5.3% as of December 31, 2015.

Noninterest-bearing checking accounts increased $57.1 million during the first nine months of 2016, generally due to deposit account openings as part of recently established commercial lending relationships and transfers from business-related interest-bearing checking accounts to new noninterest-bearing checking accounts. Interest-bearing checking accounts decreased $23.4 million, a large portion of which reflects transfers noted above. Money market deposit accounts decreased $4.1 million and savings deposits grew $6.7 million during the first nine months of 2016. Local time deposits increased $47.8 million, in large part reflecting a 13-month special offered during the third quarter.

Sweep accounts decreased $7.9 million during the first nine months of 2016, totaling $147 million as of September 30, 2016. Our sweep account program entails transferring collected funds from certain business noninterest-bearing checking accounts and savings deposits into over-night interest-bearing repurchase agreements. Such sweep accounts are not deposit accounts and are not afforded federal deposit insurance, and are accounted for as secured borrowings.

FHLBI advances increased $110 million during the first nine months of 2016, reflecting new advances obtained primarily during the second quarter. The additional funds were primarily used to replace maturing brokered deposits and help fund net loan growth. As of September 30, 2016, FHLBI advances totaled $178 million. The FHLBI advances are generally collateralized by a blanket lien on our residential mortgage loan portfolio. Our borrowing line of credit as of September 30, 2016 totaled about $545 million, with availability approximating $367 million.

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

To assist in providing needed funds, we have regularly obtained monies from wholesale funding sources. Wholesale funds, primarily comprised of deposits from customers outside of our market areas and advances from the FHLBI, totaled $269 million, or 10.1% of combined deposits and borrowed funds, as of September 30, 2016, compared to $189 million, or 7.6% of combined deposits and borrowed funds, as of December 31, 2015. The increase in wholesale funds primarily reflects new FHLBI advances obtained during the second quarter to assist in funding strong net loan growth.

MERCANTILE BANK CORPORATION

Sweep accounts decreased $7.9 million during the first nine months of 2016, totaling $147 million as of September 30, 2016. Our sweep account program entails transferring collected funds from certain business noninterest-bearing checking accounts and savings deposits into over-night interest-bearing repurchase agreements. Such sweep accounts are not deposit accounts and are not afforded federal deposit insurance, and are accounted for as secured borrowings. Information regarding our repurchase agreements as of September 30, 2016 and during the first nine months of 2016 is as follows:

Outstanding balance at September 30, 2016	$146,843,000
Weighted average interest rate at September 30, 2016	0.16%
Maximum daily balance nine months ended September 30, 2016	$175,088,000
Average daily balance for nine months ended September 30, 2016	$151,691,000
Weighted average interest rate for nine months ended September 30, 2016	0.13%

As a member of FHLBI, we have access to FHLBI advance borrowing programs. FHLBI advances increased $110 million during the first nine months of 2016, reflecting new advances obtained primarily during the second quarter. The additional funds were primarily used to replace maturing brokered deposits and help fund net loan growth. As of September 30, 2016, FHLBI advances totaled $178 million. Our borrowing line of credit as of September 30, 2016 totaled about $545 million, with availability approximating $367 million.

We also have the ability to borrow up to $30.0 million on a daily basis through a correspondent bank using an established unsecured federal funds purchased line of credit. We did not access this line of credit during the first nine months of 2016; in fact, we have not accessed any federal funds purchased lines of credit since January of 2010. In contrast, our interest-bearing deposit balance with the Federal Reserve Bank of Chicago averaged $58.8 million during the first nine months of 2016. We also have a line of credit through the Discount Window of the Federal Reserve Bank of Chicago. Using certain municipal bonds as collateral, we could have borrowed up to $25.2 million as of September 30, 2016. We did not utilize this line of credit during the first nine months of 2016 or at any time during the previous seven fiscal years, and do not plan to access this line of credit in future periods.

The following table reflects, as of September, 2016, significant fixed and determinable contractual obligations to third parties by payment date, excluding accrued interest:

	One Year	One to	Three to	Over
	or Less	Three Years	Five Years	Five Years	Total

Deposits without a stated maturity	$1,721,343,000	$0	$0	$0	$1,721,343,000
Certificates of deposit	391,074,000	148,789,000	68,231,000	0	608,094,000
Short-term borrowings	146,843,000	0	0	0	146,843,000
Federal Home Loan Bank advances	48,000,000	30,000,000	50,000,000	50,000,000	178,000,000
Subordinated debentures	0	0	0	44,665,000	44,665,000
Other borrowed money	0	0	0	3,408,000	3,408,000
Property leases	413,000	630,000	200,000	0	1,243,000

In addition to normal loan funding and deposit flow, we must maintain liquidity to meet the demands of certain unfunded loan commitments and standby letters of credit. As of September 30, 2016, we had a total of $742 million in unfunded loan commitments and $24.9 million in unfunded standby letters of credit. Of the total unfunded loan commitments, $623 million were commitments available as lines of credit to be drawn at any time as customers’ cash needs vary, and $119 million were for loan commitments generally expected to close and become funded within the next 12 to 18 months. We regularly monitor fluctuations in loan balances and commitment levels, and include such data in our overall liquidity management.

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

Capital Resources

Shareholders’ equity was $349 million at September 30, 2016, compared to $334 million at December 31, 2015. The $15.7 million increase during the first nine months of 2016 primarily reflects the positive impact of net income totaling $23.8 million and the negative impacts of cash dividends on common shares totaling $7.9 million and our share repurchase program aggregating $3.7 million. Also positively impacting shareholders’ equity during the first nine months of 2016 was an increase in the net unrealized gain on securities available for sale of $0.5 million.

On January 30, 2015, we announced that our Board of Directors had authorized a new program to repurchase up to $20.0 million of our common stock from time to time in open market transactions at prevailing market prices or by other means in accordance with applicable regulations. On April 19, 2016, we announced that our Board of Directors had authorized a $15.0 million expansion of the existing common stock repurchase program. During the first nine months of 2016, we purchased approximately 168,000 shares of common stock at an average price of $22.23, totaling $3.7 million. Since the program’s inception, we have purchased approximately 956,000 shares of common stock at an average price of $20.38, totaling $19.5 million. All common stock repurchases to date have been funded from cash dividends paid to us from our bank, and we expect future common stock repurchases to be funded in the same manner.

We and our bank are subject to regulatory capital requirements administered by state and federal banking agencies. Failure to meet the various capital requirements can initiate regulatory action that could have a direct material effect on the financial statements. The Federal Reserve Board and the Federal Deposit Insurance Corporation approved final rules, commonly referred to as “BASEL III,” implementing the Basel Committee on Banking Supervision’s capital guidelines for U.S. banks. Under the final rules, which became effective January 1, 2015, minimum requirements have increased for both the quantity and quality of capital held by us and our bank. The final rules included a new common equity Tier 1 capital to risk-weighted assets minimum ratio of 4.5%, raised the minimum ratio of Tier 1 capital to risk-weighted assets from 4.0% to 6.0%, required a minimum ratio of Total Capital to risk-weighted assets of 8.0% and required a minimum Tier 1 leverage ratio of 4.0%. A new capital conservation buffer, comprised of common equity Tier 1 capital, was also established above the regulatory minimum capital requirements. This capital conservation buffer is being phased-in beginning January 1, 2016 at 0.625% of risk-weighted assets and will increase each subsequent year by an additional 0.625% until reaching its final level of 2.5% on January 1, 2019. Strict eligibility criteria for regulatory capital instruments were also implemented under the final rules. The final rules also revised the definition and calculation of Tier 1 capital, Total Capital and risk-weighted assets.

As of September 30, 2016, our bank’s total risk-based capital ratio was 13.1%, with our bank’s total regulatory capital equaling $356 million, or approximately $84 million in excess of the 10.0% minimum which is among the requirements to be categorized as “well capitalized.” On October 13, 2016, our Board of Directors approved a $0.50 per share special cash dividend on our common stock that will be paid on December 21, 2016 to shareholders of record as of December 9, 2016. On a pro forma basis as of September 30, 2016, the special cash dividend, which will be funded via a cash dividend from our bank to us, has a 25 to 30 basis point impact on our regulatory capital ratios. Our and our bank’s capital ratios as of September 30, 2016 and December 31, 2015 are disclosed in Note 12 of the Notes to Condensed Consolidated Financial Statements.

MERCANTILE BANK CORPORATION

Results of Operations

We recorded net income of $7.8 million ($0.48 per basic and diluted share) for the third quarter of 2016, compared to net income of $7.3 million ($0.45 per basic and diluted share) recorded during the third quarter of 2015. We recorded net income of $23.8 million ($1.46 per basic and diluted share) for the first nine months of 2016, compared to net income of $20.5 million ($1.23 per basic and diluted share) recorded during the first nine months of 2015. The repurchase of $11.0 million in trust preferred securities at a 27% discount during the first quarter of 2016 increased net income during the first nine months of 2016 by approximately $1.8 million, or $0.11 per basic and diluted share.

The improved earnings performance in the third quarter and first nine months of 2016 compared to the respective 2015 periods primarily resulted from increased noninterest income and net interest income, which more than offset increased provision expense. The increased noninterest income during the third quarter of 2016 mainly resulted from the reimbursement of certain medical insurance premiums assessed in prior years and increased service charges on accounts and mortgage banking activity income. The increased noninterest income during the first nine months of 2016 primarily reflected the recording of a pre-tax gain associated with the trust preferred securities repurchase transaction in January of 2016 and higher service charges on accounts. The increased net interest income in the third quarter of 2016 resulted from an increase in earning assets, which more than offset a decreased net interest margin, while the increased net interest income during the first nine months of 2016 primarily resulted from an increase in earning assets and an improved net interest margin. The higher provision expense in the current-year periods mainly resulted from ongoing loan growth and increased allocations related to environmental factors.

Interest income during the third quarter of 2016 was $29.7 million, an increase of $1.2 million, or 4.2%, from the $28.5 million earned during the third quarter of 2015. The increase resulted from growth in average earning assets, which more than offset a lower yield on average earning assets. The yield on average earning assets was 4.22% during the third quarter of 2016, compared to 4.30% during the third quarter of 2015. The decreased yield primarily resulted from a lower yield on loans, which more than offset a higher yield on securities and a reallocation of earning assets. The yield on loans, which equaled 4.57% and 4.79%, respectively, during the third quarter of 2016 and the prior-year third quarter, generally declined over the past nine quarters, consistent with the industry and primarily due to the ongoing low interest rate environment and competitive pressures; however, the negative impact of the lower loan yield on the yield on average earning assets was somewhat offset by the aforementioned reallocation of earning assets. Capitalizing on an opportunity stemming from the 2014 merger with Firstbank, the earning asset mix was reallocated by reinvesting cash flows from monthly paydowns on lower-yielding mortgage-backed securities and matured and called U.S. Government Agency bonds into the higher-yielding loan portfolio. Average loans represented approximately 85% of average earning assets during the third quarter of 2016, up from about 83% during the prior-year third quarter. The reallocation strategy was completed during the second quarter of 2016 as securities reached the desired level. Accretion of acquired loans amounted to $1.0 million during the third quarter of 2016, compared to $1.4 million during the third quarter of 2015. The yield on securities was 2.71% during the third quarter of 2016, up from 2.16% during the third quarter of 2015 primarily due to an increased level of discount accretion related to called U.S. Government Agency bonds. Accelerated unaccreted discount totaling $0.4 million was recorded as interest income during the third quarter of 2016; no accelerated accretion was recorded during the third quarter of 2015. Average earning assets equaled $2.81 billion during the third quarter of 2016, up $169 million, or 6.4%, from the level of $2.64 billion during the third quarter of 2015.

MERCANTILE BANK CORPORATION

Interest income during the first nine months of 2016 was $88.7 million, an increase of $5.0 million, or 6.0%, from the $83.7 million earned during the first nine months of 2015. The increase primarily resulted from growth in, and an increased yield on, average earning assets. Average earning assets equaled $2.74 billion during the first nine months of 2016, up $94.8 million, or 3.6%, from the level of $2.64 billion during the first nine months of 2015. The yield on average earning assets was 4.34% during the first nine months of 2016, compared to 4.26% during the first nine months of 2015. The higher yield primarily resulted from an increased yield on securities and a change in earning asset mix, which more than offset a decreased yield on loans. The yield on securities was 3.07% during the first nine months of 2016, up from 2.16% during the first nine months of 2015 primarily due to an increased level of discount accretion related to called U.S. Government Agency bonds. Accelerated unaccreted discount totaling $2.2 million was recorded as interest income during the first nine months of 2016, compared to only a nominal amount during the respective 2015 period. Higher-yielding average loans represented about 85% of average earning assets during the first nine months of 2016, compared to about 82% during the first nine months of 2015; the shift in earning assets reflected the previously discussed reallocation of earning assets strategy that ended during the second quarter of 2016. The yield on loans equaled 4.63% during the first nine months of 2016, compared to 4.80% during the respective 2015 period; the decreased yield primarily reflects the ongoing low interest rate environment and competitive pressures. Accretion of acquired loans totaled $3.3 million during the first nine months of 2016, compared to $4.3 million during the first nine months of 2015.

Interest expense during the third quarter of 2016 was $3.3 million, an increase of $0.4 million, or 13.2%, from the $2.9 million expensed during the third quarter of 2015. The increase during the 2016 period is primarily attributable to a higher weighted average cost of, and an increase in average balance of, interest-bearing liabilities. The increase in the weighted average cost of interest-bearing liabilities from 0.60% in the third quarter of 2015 to 0.66% in the current-year third quarter primarily reflects a change in interest-bearing liability mix and a higher cost of certificates of deposit, which more than offset decreases in the costs of certain interest-bearing non-certificate of deposit account categories. Higher-costing average FHLBI advances represented 9.1% of average interest-bearing liabilities during the third quarter of 2016, compared to 2.9% during the prior-year third quarter. Longer-term FHLBI advances totaling $110 million were obtained during the first half of 2016 to meet loan funding and other liquidity needs. The higher cost of certificates of deposit was expected in light of purchase accounting amortization entries, which were associated with fair value measurements recorded on the merger date, ending in July of 2015. A $0.2 million reduction in interest expense on certificates of deposit related to purchase accounting entries was recorded during the third quarter of 2015; no reduction in interest expense was recorded during the third quarter of 2016. The increased rates paid on certificates of deposit also contributed to the higher cost. The cost of interest-bearing non-certificate of deposit accounts decreased from 0.15% during the third quarter of 2015 to 0.10% during the third quarter of 2016 in light of rates being lowered during the latter part of 2015. Average interest-bearing liabilities were $1.95 billion during the third quarter of 2016, up $29.7 million, or 1.5%, from the $1.92 billion average during the third quarter of 2015.

MERCANTILE BANK CORPORATION

Interest expense during the first nine months of 2016 was $9.3 million, an increase of $1.1 million, or 13.0%, from the $8.2 million expensed during the first nine months of 2015. The increase during the 2016 period is primarily attributable to a higher weighted average cost of interest-bearing liabilities, which more than offset the positive impact of a decrease in the volume of average interest-bearing liabilities. The weighted average cost of interest-bearing liabilities was 0.65% during the first nine months of 2016, up from 0.57% during the first nine months of 2015 mainly due to an increased cost of certificates of deposit, which more than offset decreases in the costs of certain interest-bearing non-certificate of deposit account categories. As noted previously, the higher cost of certificates of deposit was expected in light of purchase accounting amortization entries ending in July of 2015. A $1.4 million reduction in interest expense on certificates of deposit related to purchase accounting entries was recorded during the first nine months of 2015; no reduction in interest expense was recorded during the respective 2016 period. The higher cost was also attributable to increased rates paid on certificates of deposit and FHLBI advances. The cost of interest-bearing non-certificate of deposit accounts decreased from 0.17% during the first nine months of 2015 to 0.10% during the first nine months of 2016 in light of rates being lowered during the latter part of 2015. Average interest-bearing liabilities were $1.91 billion during the first nine months of 2016, down $31.1 million, or 1.6%, from the $1.94 billion average during the first nine months of 2015.

Net interest income during the third quarter of 2016 was $26.4 million, an increase of $0.8 million, or 3.2%, from the $25.6 million earned during the second quarter of 2015. The increase was due to growth in earning assets, which more than offset a lower net interest margin. The net interest margin decreased from 3.87% in the third quarter of 2015 to 3.76% in the current-year third quarter due to a decreased yield on average earning assets and an increased cost of funds. The decreased yield on average earning assets from 4.30% during the third quarter of 2015 to 4.22% during the third quarter of 2016 mainly resulted from a lower yield on loans, which more than offset a higher yield on securities and a reallocation of earning assets. The cost of funds was 0.46% in the third quarter of 2016, compared to 0.43% in the prior-year third quarter; the higher cost of funds primarily resulted from the previously discussed change in average interest-bearing liability mix and increased cost of certificates of deposit.

Net interest income during the first nine months of 2016 was $79.4 million, an increase of $3.9 million, or 5.2%, from the $75.5 million earned during the first nine months of 2015. The increase was primarily due to a higher net interest margin and growth in average earning assets. The net interest margin improved from 3.84% during the first nine months of 2015 to 3.89% during the respective 2016 period due to an increased yield on average earning assets. The increase in the yield on average earning assets from 4.26% during the first nine months of 2015 to 4.34% during the first nine months of 2016 primarily resulted from an increased yield on securities and a change in earning asset mix, which more than offset a decreased yield on loans. The cost of funds was 0.45% during the first nine months of 2016, compared to 0.42% during the first nine months of 2015; the higher cost of funds primarily resulted from the previously discussed increased cost of certificates of deposit.

The net interest margin remained relatively stable over the past nine quarters, ranging from 3.76% to 4.01%. The yield on loans generally declined over the same time period, consistent with the industry and primarily due to the ongoing low interest rate environment and competitive pressures. The negative impact of the lower loan yield has been largely offset by assets shifting out of the lower-yielding securities portfolio and into the higher-yielding loan portfolio. As noted previously, the reallocation of earning assets strategy was completed in the second quarter of 2016.

The following table sets forth certain information relating to our consolidated average interest-earning assets and interest-bearing liabilities and reflects the average yield on assets and average cost of liabilities for the third quarter of 2016 and 2015. Such yields and costs are derived by dividing income or expense by the average daily balance of assets or liabilities, respectively, for the period presented. Tax-exempt securities interest income and yield have been computed on a tax equivalent basis using a marginal tax rate of 35%. Securities interest income was increased by $198,000 and $145,000 in the third quarter of 2016 and 2015, respectively, for this non-GAAP, but industry standard, adjustment. This adjustment equated to a three basis point increase in our net interest margin during the third quarter of 2016, and a two basis point increase in our net interest margin during the third quarter of 2015.

MERCANTILE BANK CORPORATION

	Quarters ended September 30,
	2 0 1 6			2 0 1 5
	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate
	(dollars in thousands)
ASSETS
Loans	$2,391,620	$27,553	4.57%	$2,201,124	$26,565	4.79%
Investment securities	328,993	2,231	2.71	378,286	2,039	2.16
Other interest-earning assets	91,590	120	0.51	64,027	42	0.25
Total interest - earning assets	2,812,203	29,904	4.22	2,643,437	28,646	4.30

Allowance for loan losses	(17,375)			(16,655)
Other assets	245,496			249,889

Total assets	$3,040,324			$2,876,671

LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing deposits	$1,572,424	$1,924	0.49%	$1,653,441	$1,969	0.47%
Short-term borrowings	147,960	62	0.17	148,362	39	0.11
Federal Home Loan Bank advances	178,000	670	1.47	56,261	203	1.41
Other borrowings	48,013	600	4.89	58,641	665	4.44
Total interest-bearing liabilities	1,946,397	3,256	0.66	1,916,705	2,876	0.60

Noninterest-bearing deposits	733,600			620,189
Other liabilities	14,383			11,445
Shareholders’ equity	345,944			328,332

Total liabilities and shareholders’ equity	$3,040,324			$2,876,671

Net interest income		$26,648			$25,770

Net interest rate spread			3.56%			3.70%
Net interest spread on average assets			3.48%			3.55%
Net interest margin on earning assets			3.76%			3.87%

A loan loss provision expense of $0.6 million was recorded during the third quarter of 2016, compared to a negative provision expense of $0.5 million during the third quarter of 2015. A loan loss provision expense of $2.3 million was recorded during the first nine months of 2016, compared to a negative provision expense of $1.5 million during the first nine months of 2015. The provision expense recorded during the 2016 periods primarily reflects ongoing loan growth and assessment changes in our economic and concentration environmental factors, while the negative provision expense recorded during the 2015 periods resulted from multiple factors, including recoveries of previously charged-off loans, reversals of specific reserves, a reduced level of loan-rating downgrades and ongoing loan-rating upgrades.

MERCANTILE BANK CORPORATION

Net loan charge-offs of $0.2 million were recorded during the third quarter of 2016, compared to net loan recoveries of $0.1 million being recorded during the prior-year third quarter. Net loan charge-offs of $0.5 million were recorded during the first nine months of 2016, compared to $2.4 million during the same time period in 2015. The allowance for originated loans, as a percentage of total originated loans, was 0.9% as of September 30, 2016, compared to 1.0% as of September 30, 2015. Our allowance for acquired loans totaled $0.2 million as of September 30, 2016, compared to $0.3 million as of September 30, 2015.

Noninterest income during the third quarter of 2016 was $5.3 million, an increase of $1.0 million, or 23.5%, from the $4.3 million earned during the prior-year third quarter. The increase mainly resulted from higher service charges on deposit and sweep accounts and mortgage banking income. The increase in mortgage banking income primarily reflected the positive impact of recently-implemented strategic initiatives, including the hiring of additional loan originators, introduction of new and enhanced products, loan programs, and increased marketing efforts. Noninterest income during the first nine months of 2016 was $16.4 million, an increase of $4.4 million, or 37.0%, from the $12.0 million earned during the same time period in 2015. The increase primarily resulted from a $2.9 million pre-tax gain being recorded in the first quarter of 2016 in association with the trust preferred securities repurchase transaction and increased service charges on deposit and sweep accounts, which more than offset decreased mortgage banking income resulting from a lower level of refinance activity. The increase in service charges on deposit and sweep accounts in the 2016 periods primarily reflects an ongoing project to ensure all depositors are in a product that best meets their needs and is priced appropriately as well as increased cash management fee income. Reimbursements totaling $0.4 million recorded in the third quarter of 2016 related to certain medical insurance premiums charged in prior years also contributed to the increase in noninterest income in the 2016 periods.

Noninterest expense totaled $19.7 million during both the third quarter of 2016 and the respective 2015 period. Salary and benefit costs were $11.2 million during the current-year third quarter, up $0.4 million, or 3.9%, from the $10.8 million expensed during the third quarter of 2015, primarily reflecting increased health insurance and stock-based compensation expenses. Problem asset costs totaled $0.2 million during the third quarter of 2016, a decrease of $0.2 million, or 58.6%, from the $0.4 million expensed during the third quarter of 2015.

Noninterest expense during the first nine months of 2016 was $58.7 million, a decrease of $0.6 million, or 0.9%, from the $59.3 million expensed during the same time period in 2015. The decrease was mainly attributable to lower problem asset costs, FDIC insurance premiums, miscellaneous expenses, furniture and equipment costs, and core deposit intangible amortization expense, which more than offset higher salary and benefit and data processing costs. Problem asset costs during the first nine months of 2016 were $0.5 million lower than the amount expensed during the respective prior-year period. FDIC insurance premiums during the first nine months of 2016 were $1.1 million, a decrease of $0.2 million, or 15.7%, from the $1.3 million expensed during the first nine months of 2015. The decrease reflects a lower assessment rate, which resulted from improvements in certain financial ratios. Miscellaneous expenses in the first nine months of 2015 included the recording of $0.7 million in costs related to an embezzlement committed by an employee at a branch location. Furniture and equipment costs during the first nine months of 2016 were $1.6 million, a decrease of $0.2 million, or 11.7%, from the $1.8 million expensed during the first nine months of 2015, mainly reflecting lower depreciation expense. Core deposit intangible amortization expense totaled $2.0 million during the first nine months of 2016, compared to $2.3 million during the respective 2015 period. Salary and benefit costs during the first nine months of 2016 were $33.0 million, an increase of $1.1 million, or 3.3%, from the $31.9 million expensed during the first nine months of 2015. The increase primarily resulted from a higher bonus accrual, which totaled $1.8 million during the first nine months of 2016 compared to $1.4 million during the respective 2015 period, and increased health insurance and stock-based compensation costs. Data processing costs during the first nine months of 2016 totaled $6.0 million, an increase of $0.4 million, or 6.3%, from the $5.6 million expensed during the first nine months of 2015, primarily reflecting higher costs related to debit and credit card services. Noninterest expense during the 2016 periods was positively impacted by the cost efficiency program that was announced in the latter part of 2015; the expected cost savings were fully realized beginning in the second quarter of 2016.

MERCANTILE BANK CORPORATION

During the third quarter of 2016, we recorded income before federal income tax of $11.5 million and a federal income tax expense of $3.7 million. During the third quarter of 2015, we recorded income before federal income tax of $10.7 million and a federal income tax expense of $3.4 million. The increase in federal income tax expense resulted from the higher level of income before federal income tax. Our effective tax rate was 31.6% during the third quarter of 2016, compared to 31.5% during the respective 2015 period. During the first nine months of 2016, we recorded income before federal income tax of $34.8 million and a federal income tax expense of $11.0 million. During the first nine months of 2015, we recorded income before federal income tax of $29.7 million and a federal income tax expense of $9.2 million. The increase in federal income tax expense resulted from the higher level of income before federal income tax. Our effective tax rate was 31.6% during the first nine months of 2016, compared to 30.9% during the respective 2015 period.

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

MERCANTILE BANK CORPORATION

The following table depicts our GAP position as of September 30, 2016:

	Within	Three to	One to	After
	Three	Twelve	Five	Five
	Months	Months	Years	Years	Total
Assets:
Commercial loans (1)	$780,317,000	$226,614,000	$768,190,000	$275,610,000	$2,050,731,000
Residential real estate loans	28,769,000	21,221,000	146,019,000	114,983,000	310,992,000
Consumer loans	1,730,000	1,565,000	33,326,000	8,033,000	44,654,000
Securities (2)	24,057,000	33,220,000	136,158,000	140,034,000	333,469,000
Other interest-bearing assets	83,848,000	250,000	1,750,000	0	85,848,000
Allowance for loan losses	0	0	0	0	(17,526,000)
Other assets	0	0	0	0	255,796,000
Total assets	918,721,000	282,870,000	1,085,443,000	538,660,000	$3,063,964,000

Liabilities:
Interest-bearing checking	379,934,000	0	0	0	379,934,000
Savings deposits	339,498,000	0	0	0	339,498,000
Money market accounts	270,248,000	0	0	0	270,248,000
Time deposits under $100,000	24,409,000	68,383,000	59,523,000	0	152,315,000
Time deposits $100,000 & over	71,158,000	227,124,000	157,497,000	0	455,779,000
Short-term borrowings	146,843,000	0	0	0	146,843,000
Federal Home Loan Bank advances	3,000,000	45,000,000	80,000,000	50,000,000	178,000,000
Other borrowed money	48,073,000	0	0	0	48,073,000
Noninterest-bearing checking	0	0	0	0	731,663,000
Other liabilities	0	0	0	0	12,140,000
Total liabilities	1,283,163,000	340,507,000	297,020,000	50,000,000	2,714,493,000
Shareholders' equity	0	0	0	0	349,471,000
Total liabilities & shareholders' equity	1,283,163,000	340,507,000	297,020,000	50,000,000	$3,063,964,000

Net asset (liability) GAP	$(364,442,000)	$(57,637,000)	$788,423,000	$488,660,000

Cumulative GAP	$(364,442,000)	$(422,079,000)	$366,344,000	$855,004,000

Percent of cumulative GAP to total assets	(11.9%)	(13.8%)	12.0%	27.9%

(1)	Floating rate loans that are currently at interest rate floors are treated as fixed rate loans and are reflected using maturity date and not repricing frequency.
(2)	Mortgage-backed securities are categorized by average life calculations based upon prepayment trends as of September 30, 2016.

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

We conducted multiple simulations as of September 30, 2016, in which it was assumed that changes in market interest rates occurred ranging from up 400 basis points to down 400 basis points in equal quarterly instalments over the next twelve months. The following table reflects the suggested impact on net interest income over the next twelve months in comparison to estimated net interest income based on our balance sheet structure, including the balances and interest rates associated with our specific loans, securities, deposits and borrowed funds, as of September 30, 2016. The resulting estimates are within our policy parameters established to manage and monitor interest rate risk.

	Dollar Change	Percent Change
	In Net	In Net
Interest Rate Scenario	Interest Income	Interest Income

Interest rates down 400 basis points	$(14,400,000)	(14.5%)
Interest rates down 300 basis points	(12,600,000)	(12.7)
Interest rates down 200 basis points	(9,900,000)	(10.0)
Interest rates down 100 basis points	(6,300,000)	(6.4)
No change in interest rates	(600,000)	(0.6)
Interest rates up 100 basis points	2,000,000	2.0
Interest rates up 200 basis points	4,500,000	4.5
Interest rates up 300 basis points	7,100,000	7.2
Interest rates up 400 basis points	9,600,000	9.7

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

MERCANTILE BANK CORPORATION

Item 4. Controls and Procedures

As of September 30, 2016, an evaluation was performed under the supervision of and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of September 30, 2016.

There have been no changes in our internal control over financial reporting during the quarter ended September 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

We made no unregistered sales of equity securities during the quarter ended September 30, 2016.

Issuer Purchases of Equity Securities

As previously reported, on January 30, 2015, our Board of Directors authorized a program to repurchase up to $20.0 million of our common stock from time to time in open market transactions at prevailing market prices or by other means in accordance with applicable regulations. On April 19, 2016, we announced that our Board of Directors had authorized a $15.0 million expansion of the existing common stock repurchase program. No shares of our common stock were repurchased during the third quarter of 2016.

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share		(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares or Approximate Dollar Value that May Yet Be Purchased Under the Plans or Programs
July 1 – 31	0	$	NA	0	$15,505,000
August 1 – 31	0		NA	0	15,505,000
September 1 – 30	0		NA	0	15,505,000
Total	0	$	NA	0	$15,505,000

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Not applicable.

Item 6. Exhibits

The Exhibit Index following the Signature Page hereto is incorporated by reference under this item.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 4, 2016.

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

10.1	Second Amendment to Employment Agreement of Michael H. Price dated July 14, 2016, incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed July 19, 2016

10.2

First Amendment to Change in Control Agreement among Mercantile, the Bank and Michael H. Price, dated July 14, 2016, incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed July 19, 2016

31	Rule 13a-14(a) Certifications

32.1	Section 1350 Chief Executive Officer Certification

32.2	Section 1350 Chief Financial Officer Certification

101

The following financial information from Mercantile’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Income, (iii) the Condensed Consolidated Statements of Comprehensive Income, (iv) the Condensed Consolidated Statements of Changes in Shareholders’ Equity, (v) the Condensed Consolidated Statements of Cash Flows, and (vi) the Notes to Condensed Consolidated Financial Statements