Form 10-K
period 2016-12-31
MERCANTILE BANK CORP
filed 2017-03-06
CIK 1042729

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

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

     Large accelerated filer ___                Accelerated filer  X

     Non-accelerated filer ___               Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes        No    X

The aggregate value of the common equity held by non-affiliates (persons other than directors and executive officers) of the registrant, computed by reference to the closing price of the common stock as of the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $379 million.

As of March 1, 2017, there were issued and outstanding 16,428,161 shares of the registrant’s common stock.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company’s proxy statement for the Annual Meeting of Shareholders to be held May 25, 2017 are incorporated by reference into Part III of this report.

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

Our Bank

Our bank is a state banking company that operates under the laws of the State of Michigan, pursuant to a charter issued by the Michigan Office of Financial and Insurance Regulation. Our bank’s deposits are insured to the maximum extent permitted by law by the Federal Deposit Insurance Corporation (“FDIC”). Our bank, through its 49 office locations, provides commercial banking services primarily to small- to medium-sized businesses and retail banking services. Our bank’s main office is located in Grand Rapids, and our operations are centered around the West and Central portions of Michigan, with branch office locations in Alma, Belding, Cadillac, Canadian Lakes, Clare, Comstock Park, DeWitt, Fairview, Grand Rapids, Hale, Hastings, Holland, Howard City, Ionia, Ithaca, Kalamazoo, Kentwood, Lakeview, Lansing, Lowell, Merrill, Mt. Pleasant, Paw Paw, Portage, Remus, Rose City, Shepherd, St. Charles, St. Helen, St. Johns, Vestaburg, West Branch, and Wyoming. We also recently expanded into Southeast Michigan, opening a banking office in Troy during the first quarter of 2017.

Our bank makes secured and unsecured commercial, construction, mortgage and consumer loans, and accepts checking, savings and time deposits. Our bank owns 49 automated teller machines ("ATM") located at certain of our office locations and at one off-site location that participate in the ACCEL/EXCHANGE and PLUS regional network systems, as well as other ATM networks throughout the country. Our bank also enables customers to conduct certain loan and deposit transactions by personal computer and through mobile applications. Courier service is provided to certain commercial customers, and safe deposit facilities are available at a vast majority of our office locations. Our bank does not have trust powers.

 Our Insurance Company

Our insurance company acquired an existing shelf insurance agency effective April 15, 2002. An Agency and Institution Agreement was entered into among our insurance company, our bank and Hub International for the purpose of providing programs of mass marketed personal lines of insurance. Insurance product offerings include private passenger automobile, homeowners, personal inland marine, boat owners, recreational vehicle, dwelling fire, umbrella policies, small business and life insurance products, all of which are provided by and written through companies that have appointed Hub International as their agent. To date, we have not provided the insurance products noted above and currently have no plans to do so.

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

Regulation and Supervision

Banks and bank holding companies, among other financial institutions, are regulated under federal and state law. These include, among others, minimum capital requirements, state usury laws, state laws relating to fiduciaries, the Dodd Frank Act, the Truth in Lending Act, the Truth in Savings Act, the Equal Credit Opportunity Act, the Fair Credit Reporting Act, the Expedited Funds Availability Act, the Community Reinvestment Act, the Real Estate Settlement Procedures Act, the USA PATRIOT Act, the FACT Act, the Gramm-Leach-Bliley Act, the Sarbanes Oxley Act, the Bank Secrecy Act, electronic funds transfer laws, redlining laws, predatory lending laws, antitrust laws, environmental laws, money laundering laws and privacy laws. Our growth and earnings performance may be impacted by the statutes administered by, and the regulations and policies of, various governmental regulatory authorities. Those regulatory authorities include, but are not limited to, the Federal Reserve Board, the FDIC, the Michigan Department of Insurance and Financial Services, the Internal Revenue Service and state taxing authorities. The effect of such statutes, regulations and policies, and any changes thereto, can be significant and cannot necessarily be predicted.

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

Our bank is subject to restrictions imposed by federal and state law and regulations. Among other things, these restrictions apply to any extension of credit to us or to our other subsidiaries, to securities borrowing or lending, derivatives, and repurchase transactions with us or our other subsidiaries, to investments in stock or other securities that we issue, to the taking of such stock or securities as collateral for loans to any borrower, and to acquisitions of assets or services from, and sales of certain types of assets to, us or our other subsidiaries. Michigan banking laws place restrictions on various aspects of banking, including branching, payment of dividends, loan interest rates and capital and surplus requirements. Federal law restricts our ability to borrow from our bank by limiting the aggregate amount we may borrow and by requiring that all loans to us be secured in designated amounts by specified forms of collateral.

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

The scope of regulations and supervision of various aspects of our business has expanded as a result of the adoption in July, 2010 of the Dodd Frank Wall Street Reform and Consumer Protection Act (the “Dodd Frank Act”), and may continue to expand as the result of implementing regulations being adopted by federal regulators. However, the new federal administration has indicated its intention to repeal or amend certain aspects of the Dodd Frank Act and the precise scope of those changes has not yet been determined. For additional information on this legislation and its potential impact, refer to the Risk Factor entitled “The effect of financial services legislation and regulations remains uncertain” in Item 1A- Risk Factors in this Annual Report.

 Employees

As of December 31, 2016, we employed 552 full-time and 130 part-time persons. Management believes that relations with employees are good.

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

The Board of Directors has delegated significant lending authority to officers of our bank. The Board of Directors believes this empowerment, supported by our strong credit culture and the significant experience of our commercial lending staff, enables us to be responsive to our customers. The loan policy specifies lending authority for our lending officers with amounts based on the experience level and ability of each lender. Our loan officers and loan managers are able to approve loans up to $1.0 million and $2.5 million, respectively. We have established higher approval limits for our bank’s Senior Lender, President and Chief Executive Officer, and Executive Chairman of the Board ranging from $4.0 million up to $10.0 million. These lending authorities, however, are typically used only in rare circumstances where timing is of the essence. Generally, loan requests exceeding $2.5 million require approval by the Officers Loan Committee, and loan requests exceeding $7.5 million, up to the legal lending limit of approximately $80.2 million, require approval by the bank’s Board of Directors. We apply an in-house lending limit that is significantly less than our bank’s legal lending limit.

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

Our independent loan review program is primarily responsible for the administration of the grading system and ensuring adherence to established lending policies and procedures. The loan review program is an integral part of maintaining our strong asset quality culture. The loan review function works closely with senior management, although it functionally reports to the Board of Directors. Using a risk-based approach to selecting credits for review, our loan review program has covered approximately 65% to 75% of total commercial loans outstanding during the past two years. In addition, a random sampling of retail loans are reviewed each quarter. Our watch list credits are reviewed monthly by our Board of Directors and our Watch List Committee, the latter of which is comprised of senior level officers from the administration, lending and loan review functions.

 Loans are placed in a nonaccrual status when, in our opinion, uncertainty exists as to the ultimate collection of all principal and interest. As of December 31, 2016, loans placed in nonaccrual status totaled $5.9 million, or 0.2% of total loans, compared to $5.4 million, or 0.2% of total loans, at December 31, 2015. No loans were past due 90 days or more and still accruing interest at year-end 2016, and only a nominal amount of such loans existed at year-end 2015.

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

The Allowance Analysis applies reserve allocation factors to non-impaired outstanding loan balances, the result of which is combined with specific reserves to calculate an overall allowance amount. For non-impaired commercial loans, reserve allocation factors are based on the loan ratings as determined by our standardized grade paradigms and by loan purpose. Our commercial loan portfolio is segregated into five classes: 1) commercial and industrial loans; 2) vacant land, land development and residential construction loans; 3) owner occupied real estate loans; 4) non-owner occupied real estate loans; and 5) multi-family and residential rental property loans. The reserve allocation factors are primarily based on the historical trends of net loan charge-offs through a migration analysis whereby net loan losses are tracked via assigned grades over various time periods, with adjustments made for environmental factors reflecting the current status of, or recent changes in, items such as: lending policies and procedures; economic conditions; nature and volume of the loan portfolio; experience, ability and depth of management and lending staff; volume and severity of past due, nonaccrual and adversely classified loans; effectiveness of the loan review program; value of underlying collateral; lending concentrations; and other external factors, including competition and regulatory environment. Adjustments for specific lending relationships, particularly impaired loans, are made on a case-by-case basis. Non-impaired retail loan reserve allocations are determined in a similar fashion as those for non-impaired commercial loans, except that retail loans are segmented by type of credit and not a grading system. We regularly review the Allowance Analysis and make adjustments periodically based upon identifiable trends and experience.

A migration analysis is completed quarterly to assist us in determining appropriate reserve allocation factors for non-impaired loans. Our migration takes into account various time periods; however, at year-end 2016 we placed most weight on the period starting December 31, 2010 through December 31, 2016. We believe this period represents an appropriate range of economic conditions, and that it provides for an appropriate basis in determining reserve allocation factors given current economic conditions and the general market consensus of economic conditions in the near future.

Although the migration analysis provides an accurate historical accounting of our net loan losses, it is not able to fully account for environmental factors that will also very likely impact the collectability of our loans as of any quarter-end date. Therefore, we incorporate the environmental factors as adjustments to the historical data. Environmental factors include both internal and external items. We believe the most significant internal environmental factor is our credit culture and the relative aggressiveness in assigning and revising commercial loan risk ratings, with the most significant external environmental factor being the assessment of the current economic environment and the resulting implications on our loan portfolio.

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

Competition

We face substantial competition in all phases of our operations from a variety of different competitors. We compete for deposits, loans and other financial services with numerous Michigan-based and national and regional banks, savings banks, thrifts, credit unions and other financial institutions as well as from other entities that provide financial services. Some of the financial institutions and financial service organizations with which we compete are not subject to the same degree of regulation as we are. Many of our primary competitors have been in business for many years, have established customer bases, are larger, have substantially higher lending limits than we do, and offer larger branch networks and other services which we do not. Most of these same entities have greater capital resources than we do, which, among other things, may allow them to price their services at levels more favorable to the customer and to provide larger credit facilities than we do. Under specified circumstances (that have been modified by the Dodd-Frank Act), securities firms and insurance companies that elect to become financial holding companies under the Bank Holding Company Act may acquire banks and other financial institutions. Federal banking law affects the competitive environment in which we conduct our business. The financial services industry is also likely to become more competitive as further technological advances enable more companies to provide financial services. We will also face new competition as we expand into the Southeast Michigan marketplace.

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

Approximately 65% of our total commercial loans, or about 57% of our total loans, relate to commercial real estate. Stressed economic conditions may reduce the value of commercial real estate and strain the financial condition of our commercial real estate borrowers, especially in the land development and non-owner occupied commercial real estate segments of our loan portfolio. Those difficulties could adversely affect us and could produce losses and other adverse effects on our business.

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

We face substantial competition in all phases of our operations from a variety of different competitors. Our future growth and success will depend on our ability to compete effectively in this highly competitive environment. We compete for deposits, loans and other financial services with numerous Michigan-based and national and regional banks, thrifts, credit unions and other financial institutions as well as other entities that provide financial services, including securities firms and mutual funds. Some of the financial institutions and financial service organizations with which we compete are not subject to the same degree of regulation as we are. Most of our competitors have been in business for many years, have established customer bases, are larger, have substantially higher lending limits than we do and offer larger branch networks and other services which we do not, including trust and international banking services. Most of these entities have greater capital and other resources than we do, which, among other things, may allow them to price their services at levels more favorable to the customer and to provide larger credit facilities than we do. This competition may limit our growth or earnings. Under specified circumstances (that have been modified by the Dodd-Frank Act), securities firms and insurance companies that elect to become financial holding companies under the Bank Holding Company Act may acquire banks and other financial institutions. Federal banking law affects the competitive environment in which we conduct our business. The financial services industry is also likely to become more competitive as further technological advances enable more companies to provide financial services. These technological advances may diminish the importance of depository institutions and other financial intermediaries in the transfer of funds between parties.

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

In September, 2014, the Federal Reserve Board announced principles it would follow to implement monetary policy normalization, that is, to raise the Federal funds rate and other short-term interest rates to more historically normal levels and to reduce the Federal Reserve’s securities holdings, so as to promote its statutory mandate of maximum employment and price stability. The Federal Open Market Committee raised the Federal funds rate by 25 basis points in December 2016, and announced its intention to raise the Federal funds rate gradually over the next few years. There can be no assurance that these rate increases will continue to occur or as to the actual impact of those policies on the financial markets, the broader economy, or on our business, financial condition, results of operations, access to credit or the trading price of our common stock.

The effect of financial services legislation and regulations remains uncertain.

In response to the financial crisis, on July 21, 2010, President Obama signed the Dodd-Frank Act, the most comprehensive reform of the regulation of the financial services industry since the Great Depression of the 1930’s. Among many other things, the Dodd-Frank Act provides for increased supervision of financial institutions by regulatory agencies, more stringent capital requirements for financial institutions, major changes to deposit insurance assessments by the FDIC, prohibitions on proprietary trading and sponsorship or investment in hedge funds and private equity funds by insured depository institutions, holding companies, and their affiliates, heightened regulation of hedging and derivatives activities, a greater focus on consumer protection issues, in part through the formation of a new Consumer Financial Protection Bureau (“CFPB”) having powers formerly split among different regulatory agencies, extensive changes to the regulation of residential mortgage lending, imposition of limits on interchange transaction and network fees for electronic debit transactions and repeal of the prohibition on payment of interest on demand deposits. Many of the Dodd-Frank Act’s provisions have delayed effective dates, while other provisions require implementing regulations of various federal agencies, some of which have not yet been adopted in final form. More recently, the new federal administration has indicated its intention to repeal or amend certain aspects of the Dodd-Frank Act and the precise scope of those changes has not yet been determined. Thus the effect of financial services legislation and its implementation, amendment or repeal remains uncertain. The implementation of federal regulation or amendment or repeal of the same may limit our business opportunities, impose additional costs on us, impact our revenues or the value of our assets, or otherwise adversely affect our business.

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

The banking industry is heavily regulated under both federal and state law. These regulations are primarily intended to protect customers, the federal deposit insurance fund, and the stability of the U.S. financial system, not our creditors or shareholders. Existing state and federal banking laws subject us to substantial limitations with respect to the making of loans, the purchase of securities, the payment of dividends and many other aspects of our business. Some of these laws may benefit us, others may increase our costs of doing business, or otherwise adversely affect us and create competitive advantages for others. Regulations affecting banks and financial services companies undergo continuous change, which may be accelerated by the recent change in the federal administration, and we cannot predict the ultimate effect of these changes, which could have a material adverse effect on our profitability or financial condition. Federal economic and monetary policy may also affect our ability to attract deposits, make loans and achieve satisfactory interest spreads.

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

We have received no written comments regarding our periodic or current reports from the staff of the Securities and Exchange Commission that were issued 180 days or more before the end of our 2016 fiscal year and that remain unresolved.

Item 2.	Properties.

Our headquarters is located in our bank’s main office facility in Grand Rapids, Michigan. Our bank operates 48 banking offices concentrated throughout Western and Central Michigan, most of which are full-service facilities. We also recently opened a banking office in Troy, Michigan. We have larger banking facilities in Alma, Holland, Ionia, Kalamazoo, Lansing, Mt. Pleasant and West Branch. The remaining banking offices generally range in size from 1,200 to 3,200 square feet, based on the location and number of employees located at the facility. All but five of the banking offices are owned by our bank, with the remaining facilities rented under various operating lease agreements. In several instances, the banking offices contain more usable space than what is needed for current banking operations. This excess space, totaling approximately 23,500 square feet, is generally leased to unrelated businesses. In addition, certain functions operate out of our standalone facility located in Alma.

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

Our common stock is traded on the Nasdaq Global Select Market under the symbol “MBWM.” At March 1, 2017, there were approximately 1,600 record holders of our common stock. In addition, we estimate that there were approximately 7,000 beneficial owners of our common stock who own their shares through brokers or banks. The following table shows the high and low sales prices for our common stock as reported by the Nasdaq Global Select Market for the periods indicated and the quarterly and special cash dividends paid by us during those periods.

	High	Low	Dividend
2016
First Quarter	$24.37	$20.84	$0.16
Second Quarter	25.40	21.05	0.16
Third Quarter	27.99	23.42	0.17
Fourth Quarter	38.68	26.48	0.67

2015
First Quarter	$21.23	$18.75	$0.14
Second Quarter	22.00	19.35	0.14
Third Quarter	21.96	18.42	0.15
Fourth Quarter	26.27	19.27	0.15

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

On January 14, 2016, our Board of Directors declared a cash dividend on our common stock in the amount of $0.16 per share that was paid on March 23, 2016 to shareholders of record as of March 11, 2016. On April 14, 2016, our Board of Directors declared a cash dividend on our common stock in the amount of $0.16 per share that was paid on June 23, 2016 to shareholders of record as of June 10, 2016. On July 14, 2016, our Board of Directors declared a cash dividend on our common stock in the amount of $0.17 per share that was paid on September 21, 2016 to shareholders of record as of September 9, 2016. On October 13, 2016, our Board of Directors declared a cash dividend on our common stock in the amount of $0.17 per share that was paid on December 21, 2016 to shareholders of record as of December 9, 2016. In addition, on October 13, 2016, our Board of Directors declared a special cash dividend on our common stock in the amount of $0.50 per share that was paid on December 21, 2016 to shareholders of record as of December 9, 2016.

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

On January 30, 2015, we announced that our Board of Directors had authorized a new program to repurchase up to $20.0 million of our common stock from time to time in open market transactions at prevailing market prices or by other means in accordance with applicable regulations. On April 19, 2016, we announced a $15.0 million expansion of the stock repurchase plan. During 2016, we repurchased 167,878 shares at a total price of $3.7 million, at an average price per share of $22.23. Since inception, we have purchased a total of 956,419 shares at a total price of $19.5 million, at an average price per share of $20.38. The stock buybacks have been funded from cash dividends paid to us from our bank. Additional repurchases may be made during 2017 under the authorized plan, which would also likely be funded from cash dividends paid to us from our bank.

On January 12, 2017, our Board of Directors declared a cash dividend on our common stock in the amount of $0.18 per share that will be paid on March 22, 2017 to shareholders of record as of March 10, 2017.

Issuer Purchases of Equity Securities

We announced on January 30, 2015 that our Board of Directors had authorized a new program to repurchase up to $20.0 million of our common stock from time to time in open market transactions at prevailing market prices or by other means in accordance with applicable regulations. On April 19, 2016, we announced a $15.0 million expansion of the stock repurchase plan. No shares of our common stock were repurchased during the fourth quarter of 2016.

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share		(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares or Approximate Dollar Value that May Yet Be Purchased Under the Plans or Programs
October 1 – 31	0	$	NA	0	$15,505,000
November 1 – 30	0		NA	0	15,505,000
December 1 – 31	0		NA	0	15,505,000
Total	0	$	NA	0	$15,505,000

Shareholder Return Performance Graph

Set forth below is a line graph comparing the yearly percentage change in the cumulative total shareholder return on our common stock (based on the last reported sales price of the respective year) with the cumulative total return of the Nasdaq Composite Index and the SNL Bank Nasdaq Index from December 31, 2011 through December 31, 2016. The following is based on an investment of $100 on December 31, 2011 in our common stock, the Nasdaq Composite Index and the SNL Bank Nasdaq Index, with dividends reinvested where applicable.

	Period Ending
Index	12/31/11	12/31/12	12/31/13	12/31/14	12/31/15	12/31/16
Mercantile Bank Corporation	100.00	170.27	228.14	249.26	299.20	477.96
NASDAQ Composite	100.00	117.45	164.57	188.84	201.98	219.89
SNL Bank NASDAQ	100.00	119.19	171.31	177.42	191.53	265.56

Item 6.	Selected Financial Data.

The Selected Financial Data in this Annual Report is incorporated here by reference.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Management’s Discussion and Analysis included in this Annual Report is incorporated here by reference.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

The information under the heading “Market Risk Analysis” included in this Annual Report is incorporated here by reference.

Item 8.	Financial Statements and Supplementary Data.

The Consolidated Financial Statements, the Notes to Consolidated Financial Statements and the Reports of Independent Registered Public Accounting Firm included in this Annual Report are incorporated here by reference.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None

Item 9A.	Controls and Procedures.

As of December 31, 2016, an evaluation was performed under the supervision of and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of December 31, 2016.

There have been no significant changes in our internal control over financial reporting during the quarter ended December 31, 2016, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2016. This evaluation was based on criteria for effective internal control over financial reporting described in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on our evaluation under the COSO framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2016. Refer to page F-33 for management’s report.

Our independent registered public accounting firm has issued an audit report on our internal control over financial reporting which is included in this Annual Report.

Item 9B.	Other Information.

None

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

The information presented under the captions “Election of Directors,” “Executive Officers,” “Section 16(a) Beneficial Ownership Reporting Compliance” and “Corporate Governance – Code of Ethics” in the definitive Proxy Statement of Mercantile for our May 25, 2017 Annual Meeting of Shareholders (the “Proxy Statement”), a copy of which will be filed with the Securities and Exchange Commission before April 30, 2017, is incorporated here by reference.

We have a separately-designated standing audit committee established in accordance with Section 3(a)(58)(A) of the Securities Exchange Act of 1934. The members of the Audit Committee consist of David M. Cassard, Edward J. Clark, Michelle L. Eldridge, Jeff A. Gardner and Edward B. Grant. The Board of Directors has determined that Messrs. Cassard and Grant, members of the Audit Committee, are qualified as audit committee financial experts, as that term is defined in the rules of the Securities and Exchange Commission. All five members of the committee are independent, as independence for audit committee members is defined in the Nasdaq listing standards and the rules of the Securities and Exchange Commission.

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

Equity Compensation Plan Information

The following table summarizes information, as of December 31, 2016, relating to compensation plans under which equity securities are authorized for issuance.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted- average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders (1)	61,083	$15.17	407,000	(2)

Equity compensation plans not approved by security holders	0	0	0

Total	61,083	$15.17	407,000

(1) Includes Mercantile’s Stock Incentive Plan of 2006 and Stock Incentive Plan of 2016. Also, in conjunction with the merger with Firstbank, we issued Mercantile stock options in replacement of all outstanding stock option grants that had been issued to Firstbank employees under the Firstbank Corporation Stock Option and Restricted Stock Plan of 1997 and the Firstbank Corporation Stock Compensation Plan.

(2) These securities are available under the Stock Incentive Plan of 2016. Incentive awards may include, but are not limited to, stock options, restricted stock, stock appreciation rights and stock awards. No further issuances will be made under Mercantile’s Stock Incentive Plan of 2006, the Firstbank Corporation Stock Option and Restricted Stock Plan of 1997 or the Firstbank Corporation Stock Compensation Plan.

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

Reports of Independent Registered Public Accounting Firm dated March 6, 2017 – BDO USA, LLP

Consolidated Balance Sheets --- December 31, 2016 and 2015

Consolidated Statements of Income for each of the three years in the period ended December 31, 2016

Consolidated Statements of Comprehensive Income for each of the three years in the period ended December 31, 2016

Consolidated Statements of Changes in Shareholders’ Equity for each of the three years in the period ended December 31, 2016

Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 2016

Notes to Consolidated Financial Statements

The Consolidated Financial Statements, the Notes to the Consolidated Financial Statements, and the Reports of Independent Registered Public Accounting Firm listed above are incorporated by reference in Item 8 of this report.

(2)	Financial Statement Schedules

Not applicable

(b)	Exhibits:

The Exhibit Index following the Signatures Page hereto is incorporated by reference under this item.

(c)	Financial Statements Not Included In Annual Report

Not applicable

Item 16.	Form 10-K Summary

 None.

MERCANTILE BANK CORPORATION

FINANCIAL INFORMATION

December 31, 2016 and 2015

MERCANTILE BANK CORPORATION

FINANCIAL INFORMATION

December 31, 2016 and 2015

SELECTED FINANCIAL DATA

Consolidated Results of Operations:	2016	2015	2014(*)	2013	2012
	(Dollars in thousands except per share data)
Interest income	$118,457	$112,328	$89,118	$58,242	$59,917
Interest expense	12,590	11,154	11,340	10,786	13,216
Net interest income	105,867	101,174	77,778	47,456	46,701
Provision for loan losses	2,900	(1,000)	(3,000)	(7,200)	(3,100)
Noninterest income	21,038	16,038	10,028	6,872	7,994
Noninterest expense	77,118	79,381	65,610	36,403	39,624
Income before income tax expense	46,887	38,831	25,196	25,125	18,171
Income tax expense	14,974	11,811	7,865	8,092	5,636
Net income	31,913	27,020	17,331	17,033	12,535
Preferred stock dividends and accretion	0	0	0	0	1,030
Net income attributable to common shares	$31,913	$27,020	$17,331	$17,033	$11,505

Consolidated Balance Sheet Data:

Total assets	$3,082,571	$2,903,556	$2,893,379	$1,426,966	$1,422,926
Cash and cash equivalents	183,596	89,891	172,738	146,965	136,003
Securities	336,086	354,559	446,611	143,139	150,275
Loans	2,378,620	2,277,727	2,089,277	1,053,243	1,041,189
Allowance for loan losses	17,961	15,681	20,041	22,821	28,677
Bank owned life insurance	67,198	58,971	57,861	51,377	50,048

Deposits	2,374,985	2,275,382	2,276,915	1,118,911	1,135,204
Securities sold under agreements to repurchase	131,710	154,771	167,569	69,305	64,765
Federal Home Loan Bank advances	175,000	68,000	54,022	45,000	35,000
Subordinated debentures	44,835	55,154	54,472	32,990	32,990
Shareholders’ equity	340,811	333,804	328,138	153,325	146,590

Consolidated Financial Ratios:

Return on average assets	1.07%	0.94%	0.76%	1.22%	0.82%
Return on average shareholders’ equity	9.35%	8.19%	6.91%	11.36%	7.51%
Average shareholders’ equity to average assets	11.42%	11.45%	11.05%	10.77%	10.90%

Nonperforming loans to total loans	0.25%	0.24%	1.41%	0.64%	1.82%
Allowance for loan losses to total originated loans	0.95%	0.94%	1.55%	2.17%	2.75%

Tier 1 leverage capital	11.17%	11.56%	11.15%	12.53%	11.31%
Common equity risk-based capital	10.88%	10.89%	NA	NA	NA
Tier 1 risk-based capital	12.47%	12.83%	13.57%	14.65%	13.37%
Total risk-based capital	13.13%	13.45%	14.43%	15.91%	14.63%

Per Common Share Data:

Net income:
Basic	$1.96	$1.63	$1.28	$1.96	$1.33
Diluted	1.96	1.62	1.28	1.95	1.30

Tangible book value per share at end of period	17.14	16.61	15.49	17.54	16.84
Dividends declared	1.16	0.58	2.48	0.45	0.09
Dividend payout ratio	58.70%	35.22%	141.16%	22.83%	6.73%

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

We complete a migration analysis quarterly to assist us in determining appropriate reserve allocation factors for non-impaired loans. Our migration takes into account various time periods; however, at year-end 2016 we placed most weight on the period starting December 31, 2010 through December 31, 2016. We believe this period represents an appropriate range of economic conditions, and that it provides for an appropriate basis in determining reserve allocation factors given current economic conditions and the general market consensus of economic conditions in the near future.

Although the migration analysis provides an accurate historical accounting of our net loan losses, it is not able to fully account for environmental factors that will also very likely impact the collectability of our loans as of any quarter-end date. Therefore, we incorporate the environmental factors as adjustments to the historical data. Environmental factors include both internal and external items. We believe the most significant internal environmental factor is our credit culture and the relative aggressiveness in assigning and revising commercial loan risk ratings, with the most significant external environmental factor being the assessment of the current economic environment and the resulting implications on our loan portfolio.

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

Goodwill is assessed at least annually for impairment and any such impairment is recognized in the period identified. A more frequent assessment is performed should events or changes in circumstances indicate the carrying value of the goodwill may not be recoverable. We may elect to perform a qualitative assessment for the annual impairment test. If the qualitative assessment indicates it is more likely than not that the fair value of a reporting unit is less than its carrying amount, or if we elect not to perform a qualitative assessment, then we would be required to perform a quantitative test for goodwill impairment. The quantitative test is a two-step process consisting of comparing the carrying value of the reporting unit to an estimate of its fair value. If the estimated fair value of the reporting unit is less than the carrying value, goodwill is impaired and is written down to its estimated fair value. In 2015 and 2016, we elected to perform a qualitative assessment for our annual impairment test and concluded it is more likely than not our fair value was greater than its carrying amount; therefore, no further testing was required. Our qualitative assessment considered factors such as macroeconomic conditions, market conditions specifically related to the banking industry and our overall financial condition and results of operations.

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

FINANCIAL OVERVIEW

We recorded net income of $31.9 million, or $1.96 per diluted share, for 2016. For 2015, we recorded net income of $27.0 million, or $1.62 per diluted share. Our earnings performance during 2016 reflects a 21% increase in diluted earnings per share when compared to 2015. Our net interest income during 2016 was positively impacted by calls on U.S. Government agency bonds that had been purchased at a discounted price, allowing us to record accelerated discount accretion totaling $2.2 million. In addition, in January we repurchased $11.0 million in trust preferred securities at a 27% discount, resulting in a pre-tax gain of $3.0 million. Provision expense during 2016 totaled $2.9 million, compared to a negative $1.0 million in 2015.

The overall quality of our loan portfolio remains strong, with nonperforming loans equaling only 0.25% of total loans as of December 31, 2016. The strength of our loan portfolio, combined with recoveries of prior loan charge-offs and the eliminations of and reductions in specific reserves, had produced a positive impact on our allowance calculations and allowed us to make negative provisions during the prior four calendar years. While our loan portfolio remains as strong, ongoing loan growth, lower eliminations of and reductions in specific reserves and a change in the economic and concentration environmental factors resulted in us recording a positive provision expense in 2016. We believe the provision expense recorded during 2016 reflects a more normalized economic and operating environment, and expect to record a similar provision expense during 2017. Gross loan charge-offs during 2016 totaled $2.2 million, while recoveries of prior period loan charge-offs totaled $1.6 million, providing for net loan charge-offs of $0.6 million, or only 0.03% of average total loans. We continue our collection efforts on charged-off loans, and expect to record recoveries in future periods; however, given the nature of these efforts, it is not practical to forecast the dollar amount and timing of the recoveries. Accruing loans past due 30 to 89 days remain very low.

New commercial term loan originations totaled approximately $549 million during 2016, slightly greater than the $532 million we booked during 2015. We also experienced net increases in commercial lines of credit during both years, in large part reflecting lines that are part of new commercial lending relationships established during recent quarterly periods. Net loan growth equaled $101 million during 2016, compared to $188 million during 2015, with both years reflecting the impact of scheduled monthly payments as well as expected and unexpected commercial loan payoffs. Commercial loan payoffs during the fourth quarter of 2016 were higher than typical, in large part reflecting the impact of credit decisions and the competitive operating environment. During 2016, total commercial loans grew $119 million, or 6.1%, with commercial real estate non-owner occupied loans growing $104 million. The new loan pipeline remains strong, and at year-end 2016, we had $102 million in unfunded loan commitments on commercial construction and development projects that are in the construction phase. We believe our loan portfolio is well diversified, with commercial real estate non-owner occupied loans comprising 32%, commercial and industrial loans equaling 30%, commercial real estate owner occupied loans comprising 19% and residential mortgage and consumer loans aggregating 13% of total loans as of December 31, 2016. As a percent of total commercial loans, commercial and industrial loans and commercial real estate owner occupied loans combined equaled 56% at year-end 2016, compared to 59% at December 31, 2015.

Our funding structure is also well diversified. As of December 31, 2016, noninterest-bearing checking accounts comprised 30% of total funds, interest-bearing checking and securities sold under agreements to repurchase (“sweep accounts”) combined for 19%, savings and money market deposit accounts aggregated to 23% and local time deposits accounted for 19%. Wholesale funds, comprised of brokered deposits and Federal Home Loan Bank of Indianapolis (“FHLBI”) advances, represented 9% of total funds.

SUBSEQUENT EVENT

On February 27, 2017, we filed a Form 8-K with the SEC announcing our expansion into the Southeast Michigan market with the opening of a loan production office located in Troy, Michigan. We will soon be filing a branch application with the Federal Deposit Insurance Corporation and Michigan Department of Insurance and Financial Services, and expect to expand the activities of the new loan production office to a full service branch once the necessary regulatory approvals are received.

FINANCIAL CONDITION

Our total assets increased $179 million during 2016, and totaled $3.08 billion as of December 31, 2016. Total loans increased $101 million and interest-earning deposits were up $86.9 million, while securities available for sale declined $18.9 million. Total deposits increased $99.6 million and FHLBI advances were up $107 million, while sweep accounts were down $23.1 million during 2016. We maintained a relatively high balance of funds in our interest-earning deposit account at the Federal Reserve Bank of Chicago during the fourth quarter of 2016, primarily reflecting an excess liquidity position resulting from the reduction in total loans and an increase in local deposits. During the first quarter of 2017, our liquidity position returned to the more typical level such as it was at year-end 2015 primarily due to net loan growth, brokered deposit maturities and a reduction in checking account products reflecting estimated federal income tax payments from certain commercial customers.

Earning Assets

Average earning assets equaled 92.5% of average total assets during 2016, similar to the 92.1% during 2015. The loan portfolio continued to comprise a majority and increasing level of earning assets, followed by securities and interest-earning deposits. Average total loans equaled 84.9% of average earning assets during 2016, compared to 82.1% in 2015, while securities and other interest-earning assets combined comprised 15.1% of average earning assets during 2016, compared to 17.9% in 2015. The loan component of earning assets has increased since the effective date of the merger with Firstbank reflecting our strategy to fund a majority of the net loan growth with monies from maturities and calls of U.S. Government agency and municipal bonds and paydowns on mortgage-backed securities as the securities portfolio as a percent of earning assets was larger than desired. The securities portfolio reached the desired level during the second quarter of 2016; therefore, we expect to fund future net loan growth with increases in local deposits and FHLBI advances. We further anticipate the level of earning assets to total assets remaining relatively stable at approximately 93%.

Our loan portfolio has historically been primarily comprised of commercial loans, although less so now following the merger with Firstbank. Commercial loans increased $119 million during 2016, and at December 31, 2016 totaled $2.07 billion, or 86.8% of the loan portfolio. As of December 31, 2015, the commercial loan portfolio comprised 85.5% of total loans. Non-owner occupied commercial real estate (“CRE”) loans increased $104 million, commercial and industrial loans were up $17.6 million, owner occupied CRE loans increased $4.5 million and multi-family and residential rental loans grew $2.9 million, while vacant land, land development and residential construction loans were down $10.3 million. As a percent of total commercial loans, commercial and industrial loans and owner occupied CRE loans combined equaled 56.4% as of December 31, 2016, compared to 58.7% as of December 31, 2015.

We have significantly enhanced our commercial loan calling efforts over the past several years. We are very pleased with the $1.8 billion in new commercial term loan fundings over the past five years, and our current commercial loan pipeline reports indicate continued strong commercial loan funding opportunities in future periods. Also, as of December 31, 2016, availability on existing construction and development loans totaled $102 million, with most of those commitments expected to be drawn during 2017. Further, we have made additional lending commitments totaling $154 million, a majority of which we expect to be accepted and funded over the next 12 to 18 months. Our commercial loan officers also report substantial additional opportunities they are currently discussing with existing borrowers and potential new customers.

We continue to experience commercial loan principal paydowns and payoffs. While a portion of the principal paydowns and payoffs received thus far have been welcomed, such as on stressed lending relationships, we have also experienced significant instances where well-performing relationships have been refinanced at other financial institutions or non-bank companies, and other situations where the borrower has sold the underlying asset. In many of those cases where the loans have been refinanced elsewhere, we believed the terms and conditions of the new lending arrangements were too aggressive, generally reflecting the very competitive banking environment in our markets. We remain committed to prudent underwriting standards that provide for an appropriate yield and risk relationship, as well as concentration limits we have established within our commercial loan portfolio. In addition, we continue to receive accelerated principal paydowns from certain borrowers who have elevated deposit balances generally resulting from profitable operations and an apparent unwillingness to expand their business and/or replace equipment due to economic- and tax-related uncertainties. Usage of existing commercial lines of credit has remained relatively steady.

One-to-four family mortgage loans and other consumer loans declined a combined $17.8 million during 2016, and at December 31, 2016 totaled a combined $313 million, or 13.2% of the loan portfolio. One-to-four family mortgage loans and other consumer-related loans combined equated to 14.5% of total loans as of December 31, 2015.

The following table summarizes our loan portfolio:

	12/31/16	12/31/15	12/31/14	12/31/13	12/31/12
Commercial:
Commercial & Industrial	$713,903,000	$696,303,000	$550,629,000	$286,373,000	$285,322,000
Land Development & Construction	34,828,000	45,120,000	51,977,000	36,741,000	48,099,000
Owner Occupied Commercial Real Estate	450,464,000	445,919,000	430,406,000	261,877,000	259,277,000
Non-Owner Occupied Commercial Real Estate	748,269,000	644,351,000	559,594,000	364,066,000	324,886,000
Multi-Family & Residential Rental	117,883,000	115,003,000	122,772,000	37,639,000	50,922,000
Total Commercial	2,065,347,000	1,946,696,000	1,715,378,000	986,696,000	968,506,000

Retail:
1-4 Family Mortgages	195,226,000	190,385,000	214,695,000	31,467,000	33,766,000
Home Equity & Other Consumer Loans	118,047,000	140,646,000	159,204,000	35,080,000	38,917,000
Total Retail	313,273,000	331,031,000	373,899,000	66,547,000	72,683,000

Total Loans	$2,378,620,000	$2,277,727,000	$2,089,277,000	$1,053,243,000	$1,041,189,000

The following table presents total loans outstanding as of December 31, 2016, according to scheduled repayments of principal on fixed rate loans and repricing frequency on variable rate loans. Floating rate loans that are currently at interest rate floors are treated as fixed rate loans and are reflected using maturity date and not repricing frequency.

	Less Than	One Through	More Than
	One Year	Five Years	Five Years	Total

Construction and land development	$87,867,000	$33,385,000	$18,164,000	$139,416,000
Real estate - residential properties	50,277,000	146,810,000	109,650,000	306,737,000
Real estate - multi-family properties	8,003,000	21,535,000	29,448,000	58,986,000
Real estate - commercial properties	477,313,000	466,040,000	207,752,000	1,151,105,000
Commercial and industrial	505,809,000	143,632,000	31,072,000	680,513,000
Consumer	3,538,000	30,605,000	7,720,000	41,863,000
Total loans	$1,132,807,000	$842,007,000	$403,806,000	$2,378,620,000

Fixed rate loans	$241,609,000	$803,259,000	$378,680,000	$1,423,548,000
Floating rate loans	891,198,000	38,748,000	25,126,000	955,072,000
Total loans	$1,132,807,000	$842,007,000	$403,806,000	$2,378,620,000

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

Nonperforming assets, comprised of nonaccrual loans, loans past due 90 days or more and accruing interest and foreclosed properties, totaled $6.4 million (0.2% of total assets) as of December 31, 2016, compared to $6.7 million (0.2% of total assets) as of December 31, 2015. The volume of nonperforming assets has generally been on a declining trend since the peak of $118 million on March 31, 2010. Reductions in nonperforming assets over the past couple of years primarily reflect principal payments on nonaccrual loans and sales proceeds on foreclosed properties. One commercial loan relationship, which was placed on nonaccrual during late 2014, accounted for approximately 70% of total nonperforming assets at year-end 2014. This relationship was resolved during mid-2015. Given the low level of nonperforming loans and accruing loans 30 to 89 days delinquent, combined with the declining level of watch list credits and what we believe are strong credit administration practices, we are pleased with the overall quality of the loan portfolio.

The following tables provide a breakdown of nonperforming assets by property type:

NONPERFORMING LOANS

	12/31/16	12/31/15	12/31/14	12/31/13	12/31/12
Residential Real Estate:
Land Development	$16,000	$23,000	$84,000	$40,000	$1,188,000
Construction	0	0	0	0	319,000
Owner Occupied / Rental	2,739,000	2,917,000	4,229,000	4,219,000	4,321,000
	2,755,000	2,940,000	4,313,000	4,259,000	5,828,000

Commercial Real Estate:
Land Development	95,000	155,000	209,000	389,000	737,000
Construction	0	0	0	0	0
Owner Occupied	285,000	2,131,000	18,091,000	885,000	2,577,000
Non-Owner Occupied	488,000	108,000	378,000	169,000	9,093,000
	868,000	2,394,000	18,678,000	1,443,000	12,407,000

Non-Real Estate:
Commercial Assets	2,293,000	69,000	6,401,000	1,016,000	734,000
Consumer Assets	23,000	41,000	42,000	0	1,000
	2,316,000	110,000	6,443,000	1,016,000	735,000

Total	$5,939,000	$5,444,000	$29,434,000	$6,718,000	$18,970,000

OTHER REAL ESTATE OWNED & REPOSSESSED ASSETS

	12/31/16	12/31/15	12/31/14	12/31/13	12/31/12
Residential Real Estate:
Land Development	$0	$0	$329,000	$427,000	$1,174,000
Construction	0	0	0	22,000	157,000
Owner Occupied / Rental	144,000	598,000	722,000	207,000	491,000
	144,000	598,000	1,051,000	656,000	1,822,000

Commercial Real Estate:
Land Development	0	0	0	92,000	52,000
Construction	0	0	0	0	0
Owner Occupied	325,000	612,000	247,000	164,000	957,000
Non-Owner Occupied	0	83,000	697,000	1,939,000	4,139,000
	325,000	695,000	944,000	2,195,000	5,148,000

Non-Real Estate:
Commercial Assets	0	0	0	0	0
Consumer Assets	0	0	0	0	0
	0	0	0	0	0

Total	$469,000	$1,293,000	$1,995,000	$2,851,000	$6,970,000

The following tables provide a reconciliation of nonperforming assets:

NONPERFORMING LOANS RECONCILIATION

	2016	2015	2014	2013	2012

Beginning balance	$5,444,000	$29,434,000	$6,718,000	$18,970,000	$45,074,000
Additions, net of transfers to other real estate owned	5,655,000	4,543,000	25,871,000	1,726,000	4,998,000
Returns to performing status	(13,000)	(48,000)	(779,000)	0	(774,000)
Principal payments	(4,166,000)	(23,641,000)	(2,063,000)	(10,934,000)	(25,095,000)
Loan charge-offs	(981,000)	(4,844,000)	(313,000)	(3,044,000)	(5,233,000)

Total	$5,939,000	$5,444,000	$29,434,000	$6,718,000	$18,970,000

OTHER REAL ESTATE OWNED & REPOSSESSED ASSETS RECONCILIATION

	2016	2015	2014	2013	2012

Beginning balance	$1,293,000	$1,995,000	$2,851,000	$6,970,000	$15,282,000
Additions	725,000	2,186,000	2,593,000	2,181,000	11,808,000
Sale proceeds	(1,428,000)	(2,377,000)	(3,183,000)	(5,585,000)	(16,916,000)
Valuation write-downs	(121,000)	(511,000)	(266,000)	(715,000)	(3,204,000)

Total	$469,000	$1,293,000	$1,995,000	$2,851,000	$6,970,000

Gross loan charge-offs equaled $2.2 million during 2016, while recoveries of prior period charge-offs totaled $1.6 million. Resulting net loan charge-offs equaled $0.6 million, or only 0.03% of average total loans. The increase in gross loan charge-offs during 2015 was associated with the aforementioned large distressed commercial loan relationship that was resolved in mid-2015. We continue our collection efforts on charged-off loans, and expect to record recoveries in future periods; however, given the nature of these efforts, it is not practical to forecast the dollar amount and timing of recoveries.

The following table summarizes changes in the allowance for originated loan losses for the past five years:

	2016	2015	2014	2013	2012

Originated loans outstanding at year-end	$1,884,548,000	$1,616,587,000	$1,246,116,000	$1,053,243,000	$1,041,189,000

Daily average balance of originated loans outstanding during the year	$1,784,978,000	$1,428,150,000	$1,141,682,000	$1,050,961,000	$1,049,315,000

Balance of allowance for originated loans at beginning of year	$15,233,000	$19,299,000	$22,821,000	$28,677,000	$36,532,000

Originated loans charged-off:
Commercial, financial and agricultural	(980,000)	(4,910,000)	(840,000)	(3,596,000)	(11,311,000)
Construction and land development	0	(4,000)	(36,000)	(822,000)	(348,000)
Residential real estate	(809,000)	(1,053,000)	(484,000)	(862,000)	(938,000)
Instalment loans to individuals	(344,000)	(228,000)	(70,000)	(10,000)	(46,000)
Total charge-offs	(2,133,000)	(6,195,000)	(1,430,000)	(5,290,000)	(12,643,000)

Recoveries of previously charged-off originated loans:
Commercial, financial and agricultural	754,000	2,535,000	1,117,000	4,795,000	7,076,000
Construction and land development	334,000	122,000	180,000	897,000	285,000
Residential real estate	522,000	122,000	404,000	933,000	469,000
Instalment loans to individuals	60,000	51,000	0	9,000	58,000
Total recoveries	1,670,000	2,830,000	1,701,000	6,634,000	7,888,000

Net loan (charge-offs) recoveries	(463,000)	(3,365,000)	271,000	1,344,000	(4,755,000)

Provision for loan losses for originated loans	3,098,000	(701,000)	(3,793,000)	(7,200,000)	(3,100,000)

Balance of allowance for originated loans at end of year	$17,868,000	$15,233,000	$19,299,000	$22,821,000	$28,677,000

Ratio of net loan (charge-offs) recoveries to average loans outstanding during the year	(0.03%)	(0.24%)	0.02%	0.13%	(0.45%)

Ratio of allowance to originated loans outstanding at year-end	0.95%	0.94%	1.55%	2.17%	2.75%

The following table illustrates the breakdown of the allowance for originated loans balance by loan type (dollars in thousands) and of the total originated loan portfolio (in percentages):

	12/31/2016		12/31/2015		12/31/2014		12/31/2013		12/31/2012
	Amount	Loan Portfolio	Amount	Loan Portfolio	Amount	Loan Portfolio	Amount	Loan Portfolio	Amount	Loan Portfolio

Commercial, financial and agricultural	$15,035	85.8%	$12,017	80.7%	$16,112	82.8%	$17,860	84.0%	$22,646	85.3%
Construction and land development	991	6.0	1,655	10.9	1,012	8.8	1,858	8.9	2,246	6.2
Residential real estate	1,374	6.4	1,235	6.4	1,974	7.2	3,027	6.8	3,646	8.1
Instalment loans to individuals	508	1.8	186	2.0	125	1.2	68	0.3	139	0.4
Unallocated	(40)	0.0	140	0.0	76	0.0	8	0.0	0	0.0
Total	$17,868	100.0%	$15,233	100.0%	$19,299	100.0%	$22,821	100.0%	$28,677	100.0%

The following table depicts the ratio of our allowance to nonperforming loans:

	12/31/16	12/31/15	12/31/14	12/31/13	12/31/12

Ratio of allowance to nonperforming loans	302.4%	288.0%	68.1%	339.7%	151.2%

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

The Allowance Analysis applies reserve allocation factors to non-impaired outstanding loan balances, the result of which is combined with specific reserves to calculate an overall allowance amount. For non-impaired commercial loans, reserve allocation factors are based on the loan ratings as determined by our standardized grade paradigms and by loan purpose. Our commercial loan portfolio is segregated into five classes: 1) commercial and industrial loans; 2) vacant land, land development and residential construction loans; 3) owner occupied real estate loans; 4) non-owner occupied real estate loans; and 5) multi-family and residential rental property loans. The reserve allocation factors are primarily based on the historical trends of net loan charge-offs through a migration analysis whereby net loan losses are tracked via assigned grades over various time periods, with adjustments made for environmental factors reflecting the current status of, or recent changes in, items such as: lending policies and procedures; economic conditions; nature and volume of the loan portfolio; experience, ability and depth of management and lending staff; volume and severity of past due, nonaccrual and adversely classified loans; effectiveness of the loan review program; value of underlying collateral; lending concentrations; and other external factors, including competition and regulatory environment. Adjustments for specific lending relationships, particularly impaired loans, are made on a case-by-case basis. Non-impaired retail loan reserve allocations are determined in a similar fashion as those for non-impaired commercial loans, except that retail loans are segmented by type of credit and not a grading system. We regularly review the Allowance Analysis and make adjustments periodically based upon identifiable trends and experience.

A migration analysis is completed quarterly to assist us in determining appropriate reserve allocation factors for non-impaired loans. Our migration takes into account various time periods; however, at year-end 2016 we placed most weight on the period starting December 31, 2010 through December 31, 2016. We believe this period represents an appropriate range of economic conditions, and that it provides for an appropriate basis in determining reserve allocation factors given current economic conditions and the general market consensus of economic conditions in the near future.

Although the migration analysis provides an accurate historical accounting of our net loan losses, it is not able to fully account for environmental factors that will also very likely impact the collectability of our loans as of any quarter-end date. Therefore, we incorporate the environmental factors as adjustments to the historical data. Environmental factors include both internal and external items. We believe the most significant internal environmental factor is our credit culture and the relative aggressiveness in assigning and revising commercial loan risk ratings, with the most significant external environmental factor being the assessment of the current economic environment and the resulting implications on our loan portfolio.

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

The allowance for originated loans equaled $17.9 million as of December 31, 2016, or 1.0% of total originated loans outstanding, compared to 0.9% at year-end 2015. The allowance for acquired loans equaled $0.1 million as of December 31, 2016, compared to $0.4 million at year-end 2015. As of December 31, 2016, the allowance for originated loans was comprised of $16.3 million in general reserves relating to non-impaired loans, $0.9 million in specific reserve allocations relating to nonaccrual loans, and $0.7 million in specific allocations on other loans, primarily accruing loans designated as troubled debt restructurings.

Although we believe the allowance is adequate to absorb losses as they arise, there can be no assurance that we will not sustain losses in any given period that could be substantial in relation to, or greater than, the size of the allowance.

Troubled debt restructurings totaled $13.6 million at December 31, 2016, consisting of $1.1 million that are on nonaccrual status and $12.5 million that are on accrual status. The latter, while considered and accounted for as impaired loans in accordance with accounting guidelines, is not included in our nonperforming loan totals. Impaired loans with an aggregate carrying value of $0.6 million as of December 31, 2016 had been subject to previous partial charge-offs aggregating $0.6 million. Those partial charge-offs were recorded as follows: less than $0.1 million in 2016, $0.1 million in 2015, less than $0.1 million in 2013 and 2012, $0.4 million in 2011 and $0.1 million in 2010. As of December 31, 2016, specific reserves allocated to impaired loans that had been subject to a previous partial charge-off totaled less than $0.1 million.

The following table provides a breakdown of our loans categorized as troubled debt restructurings:

	12/31/16	12/31/15	12/31/14	12/31/13	12/31/12

Performing	$12,480,000	$19,336,000	$24,001,000	$30,247,000	$38,148,000
Nonperforming	1,132,000	2,358,000	26,433,000	4,645,000	12,612,000

Total	$13,612,000	$21,694,000	$50,434,000	$34,892,000	$50,760,000

Securities available for sale decreased $18.9 million during 2016, totaling $328 million as of December 31, 2016. The securities portfolio equaled 12.0% of average earning assets during 2016. Purchases during 2016, generally limited to U.S. Government agency and municipal bonds, totaled $164 million. Proceeds from matured and called U.S. Government agency and municipal bonds during 2016 totaled $134 million and $19.6 million, respectively, with another $18.6 million from principal paydowns on mortgage-backed securities. In addition, proceeds from the sales of municipal bonds totaled $0.3 million. At December 31, 2016, the securities portfolio was primarily comprised of U.S. Government agency bonds (46%), municipal bonds (39%) and U.S. Government agency issued or guaranteed mortgage-backed securities (14%). All of our securities are currently designated as available for sale, and therefore are stated at fair value. The fair value of securities designated as available for sale at December 31, 2016 totaled $328 million, including a net unrealized loss of $8.5 million. We maintain the securities portfolio at levels to provide adequate pledging and secondary liquidity for our daily operations. In addition, the securities portfolio serves a primary interest rate risk management function.

The following table reflects the composition of the securities portfolio:

	12/31/16		12/31/15		12/31/14
	Carrying		Carrying		Carrying
	Value	Percent	Value	Percent	Value	Percent

U.S. Government agency debt obligations	$152,040,000	46.3%	$147,040,000	42.4%	$193,468,000	44.7%

Mortgage-backed securities	47,392,000	14.5	67,074,000	19.3	93,561,000	21.6

Municipal general obligations	119,047,000	36.3	122,023,000	35.2	133,082,000	30.8

Municipal revenue bonds	7,631,000	2.3	8,914,000	2.6	10,873,000	2.5

Other investments	1,950,000	0.6	1,941,000	0.5	1,928,000	0.4

Totals	$328,060,000	100.0%	$346,992,000	100.0%	$432,912,000	100.0%

FHLBI stock totaled $8.0 million as of December 31, 2016, compared to $7.6 million as of December 31, 2015. The $0.4 million increase reflects stock purchases to support our level of FHLBI advances. Our investment in FHLBI stock is necessary to engage in their advance and other financing programs. We continue to receive regular quarterly cash dividends, and we expect a cash dividend will continue in future quarterly periods.

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

The following table shows by class of maturities as of December 31, 2016, the amounts and weighted average yields (on a fully taxable-equivalent basis) of investment securities:

	Carrying	Average
	Value	Yield

Obligations of U.S. Government agencies:
One year or less	$16,867,000	1.01%
Over one through five years	20,891,000	1.59
Over five through ten years	47,510,000	2.14
Over ten years	66,772,000	2.65
	152,040,000	2.16
Obligations of states and political subdivisions:
One year or less	18,771,000	1.45
Over one through five years	59,981,000	2.27
Over five through ten years	34,077,000	3.42
Over ten years	13,849,000	3.88
	126,678,000	2.63

Mortgage-backed securities	47,392,000	1.77
Other investments	1,950,000	2.66

Totals	$328,060,000	2.31%

Other interest-earning assets, primarily consisting of excess funds deposited with the Federal Reserve Bank of Chicago, are used to manage daily liquidity needs and interest rate sensitivity. The average balance of these funds equaled 2.8% of average earning assets during 2016, compared to 3.0% during 2015. We anticipate the level of these earning assets to average approximately 2% of average earning assets in future periods.

Non-Earning Assets

Cash and due from bank balances averaged 1.5% of total assets during 2016, with no significant changes expected in future periods. Net premises and fixed assets equaled $45.5 million as of December 31, 2016, or 1.5% of total assets. Net purchases during 2016 totaled $2.0 million, while depreciation expense aggregated to $2.9 million. Foreclosed and repossessed assets totaled $0.5 million at December 31, 2016, compared to $1.3 million at December 31, 2015. While we expect further transfers from loans to foreclosed and repossessed assets in future periods reflecting our collection efforts on some impaired lending relationships, we believe the strong quality of our loan portfolio will limit any overall increase in, and average balance of, this nonperforming asset category.

Source of Funds

Total deposits increased $99.6 million during 2016, totaling $2.37 billion as of December 31, 2016. Out-of-area deposits decreased $45.2 million during 2016, and equaled 3.2% of total deposits at year-end 2016, compared to 5.3% as of December 31, 2015. FHLBI advances increased $107 million during 2016, totaling $175 million as of December 31, 2016.

Noninterest-bearing checking accounts increased $136 million during 2016, generally due to deposit account openings as part of recently established commercial lending relationships and transfers from business-related interest-bearing checking accounts and sweep accounts to new noninterest-bearing checking accounts reflecting updated interest rate and fee structures. Interest-bearing checking accounts decreased $25.4 million, savings deposits grew $12.2 million and money market deposit accounts declined $2.3 million. Local time deposits increased $24.3 million, in large part reflecting a commercial customer transferring excess funds from a noninterest-bearing checking account to certificates of deposit and a certificate of deposit special offered during the third quarter of 2016.

Sweep accounts decreased $23.1 million during 2016, totaling $132 million at December 31, 2016. The decline primarily reflects certain customers transferring funds from the sweep product to noninterest-bearing checking accounts reflecting updated interest rate and fee structures. Our sweep account program entails transferring collected funds from certain business noninterest-bearing checking accounts to overnight interest-bearing repurchase agreements. Such repurchase agreements are not deposit accounts and are not afforded federal deposit insurance. All of our repurchase agreements are accounted for as secured borrowings.

FHLBI advances increased $107 million during 2016, totaling $175 million as of December 31, 2016. The additional monies were generally used to fund brokered deposit maturities and loan growth. FHLBI advances are primarily used to assist in funding loan demand, as well as playing an integral role in our interest rate risk management program. FHLBI advances are generally collateralized by a blanket lien on our residential mortgage loan portfolio. Our borrowing line of credit at year-end 2016 totaled $517 million, with availability of $342 million.

Shareholders’ equity increased $7.0 million during 2016, totaling $341 million as of December 31, 2016. Positively impacting shareholders’ equity was net income of $31.9 million, while negatively affecting shareholders’ equity were cash dividends on our common stock totaling $18.7 million, our share repurchase program that aggregated $3.7 million and a change in the net unrealized gains and losses, net of tax effect, on our available for sales securities portfolio of $6.9 million. Activity relating to the issuance and sale of common stock through various stock-based compensation programs and our dividend reinvestment plan positively impacted shareholders’ equity by a total of $2.9 million.

RESULTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2016 and 2015

Summary

We recorded net income of $31.9 million, or $1.96 per basic and diluted share, for 2016, compared to net income of $27.0 million, or $1.63 per basic share and $1.62 per diluted share, for 2015. The repurchase of $11.0 million in trust preferred securities at a 27% discount during the first quarter of 2016 increased net income during 2016 by $1.8 million, or $0.11 per basic and diluted share. This unique opportunity resulted from a private investment fund that voluntarily liquidated and auctioned all of its investments. We also recorded accelerated discount accretion on called U.S. Government agency bonds that increased net income by $1.4 million, or $0.09 per basic and diluted share. Provision expense was $2.9 million, or $0.12 per basic and diluted share after tax in 2016, compared to negative $1.0 million, or $0.04 per basic and diluted share after tax in 2015.

The improved earnings performance in 2016 compared to 2015 resulted from increased net interest income and noninterest income and decreased overhead costs, which more than offset increased provision expense. The increased net interest income primarily resulted from a higher level of average earning assets; an improved net interest margin, resulting from an increased yield on total earning assets, also contributed to the higher level of net interest income. The increased noninterest income mainly resulted from the recording of a pre-tax gain associated with the trust preferred securities repurchase transaction in January of 2016 and higher service charges on deposit and sweep accounts. The decreased noninterest expense was primarily attributable to decreased problem asset costs, loan processing costs, and Federal Deposit Insurance Corporation (“FDIC”) insurance premiums and various cost reduction initiatives, including the cost efficiency program announced during the fourth quarter of 2015; the quarterly cost savings associated with the program were fully realized beginning in the second quarter of 2016. The higher provision expense mainly resulted from ongoing loan growth and increased allocations related to environmental factors.

The following table shows some of the key performance and equity ratios for the years ended December 31, 2016 and 2015:

	2016	2015
Return on average assets	1.07%	0.94%
Return on average shareholders’ equity	9.35%	8.19%
Average shareholders’ equity to average assets	11.42%	11.45%

Net Interest Income

Net interest income, the difference between revenue generated from earning assets and the interest cost of funding those assets, is our primary source of earnings. Interest income (adjusted for tax-exempt income) and interest expense totaled $119 million and $12.6 million during 2016, respectively, providing for net interest income of $107 million. During 2015, interest income and interest expense equaled $113 million and $11.2 million, respectively, providing for net interest income of $102 million.

In comparing 2016 with 2015, interest income increased 5.6%, interest expense was up 12.9%, and net interest income increased 4.8%. The level of net interest income is primarily a function of asset size, as the weighted average interest rate received on earning assets is greater than the weighted average interest cost of funding sources; however, factors such as types and levels of assets and liabilities, the interest rate environment, interest rate risk, asset quality, liquidity, and customer behavior also impact net interest income as well as the net interest margin.

The $4.9 million increase in net interest income in 2016 compared to 2015 resulted from a higher level of average earning assets, and to a lesser degree, an improved net interest margin. During 2016, earning assets averaged $2.76 billion, or $110 million higher than average earning assets during 2015. Average loans increased $167 million, average securities decreased $55.9 million, and average other interest-earning assets decreased $1.1 million. During 2016, the net interest margin equaled 3.86%, up from 3.83% during 2015 due to an increased yield on average earning assets, which more than offset a higher cost of funds. The increased yield on average earning assets primarily resulted from a higher yield on securities and a reallocation of earning assets, which more than offset a decreased yield on loans. The higher yield on securities mainly reflects a significant level of accelerated discount accretion on called U.S. Government agency bonds being recorded as interest income, while the decreased yield on loans primarily reflects the ongoing low interest rate environment and competitive industry pressures. The yield on loans generally declined over the past ten quarters, consistent with the industry; however, the negative impact of the lower loan yield on the yield on average earning assets was somewhat offset by the aforementioned reallocation of earning assets. Capitalizing on an opportunity stemming from the 2014 merger with Firstbank, the earning asset mix was reallocated by reinvesting cash flows from monthly paydowns on lower-yielding mortgage-backed securities and matured and called U.S. Government Agency bonds into the higher-yielding loan portfolio. The reallocation of earning assets strategy was completed during the second quarter of 2016 as the level of investments reached our internal policy guideline.

The following table depicts the average balance, interest earned and paid, and weighted average rate of our assets, liabilities and shareholders’ equity during 2016, 2015 and 2014. The subsequent table also depicts the dollar amount of change in interest income and interest expense of interest-earning assets and interest-bearing liabilities, respectively, segregated between change due to volume and change due to rate. For tax-exempt investment securities, interest income and yield have been computed on a tax equivalent basis using a marginal tax rate of 35%. Securities interest income was increased by $0.8 million in 2016, $0.6 million in 2015, and $0.5 million in 2014 for this non-GAAP, but industry standard, adjustment. This adjustment equated to a three basis point increase in our net interest margin during 2016, a two basis point increase in our net interest margin during 2015, and a three basis point increase in our net interest margin during 2014.

(Dollars in thousands)	Years ended December 31,
	2 0 1 6			2 0 1 5			2 0 1 4
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
Taxable securities	$224,297	$6,842	3.05%	$281,476	$5,919	2.10%	$262,696	$6,417	2.44%
Tax-exempt securities	115,875	2,932	2.53	114,603	2,649	2.31	78,075	2,157	2.76
Total securities	340,172	9,774	2.87	396,079	8,568	2.16	340,771	8,574	2.52

Loans	2,345,308	109,049	4.65	2,178,276	104,106	4.78	1,653,605	80,824	4.89
Interest-earning deposits	77,852	401	0.51	68,234	188	0.28	46,161	110	0.24
Federal funds sold	11	<1	0.25	10,719	27	0.25	48,690	124	0.25
Total earning assets	2,763,343	119,224	4.31	2,653,308	112,889	4.25	2,089,227	89,632	4.29

Allowance for loan losses	(16,895)			(18,082)			(21,214)
Cash and due from banks	45,890			46,714			35,248
Other non-earning assets	195,446			199,557			166,652

Total assets	$2,987,784			$2,881,497			$2,269,913

Interest-bearing demand deposits	$360,180	$336	0.09%	$404,866	$721	0.18%	$323,335	$1,141	0.35%
Savings deposits	340,076	296	0.09	341,265	401	0.12	223,658	405	0.18
Money market accounts	290,528	360	0.12	268,071	420	0.16	196,723	364	0.19
Time deposits	577,062	6,557	1.14	657,938	6,048	0.92	648,102	6,468	1.00
Total interest-bearing deposits	1,567,846	7,549	0.48	1,672,140	7,590	0.45	1,391,818	8,378	0.60

Short-term borrowings	149,079	211	0.14	146,826	157	0.11	105,474	122	0.12
Federal Home Loan Bank advances	149,344	2,263	1.51	55,556	765	1.38	51,456	636	1.24
Other borrowings	48,711	2,567	5.27	58,509	2,642	4.52	51,642	2,204	4.27
Total interest-bearing liabilities	1,914,980	12,590	0.66	1,933,031	11,154	0.58	1,600,390	11,340	0.71

Demand deposits	715,550			606,750			407,870
Other liabilities	15,914			11,929			10,774
Total liabilities	2,646,444			2,551,710			2,019,034
Average equity	341,340			329,787			250,879
Total liabilities and equity	$2,987,784			$2,881,497			$2,269,913

Net interest income		$106,634			$101,735			$78,292
Rate spread			3.65%			3.67%			3.58%
Net interest margin			3.86%			3.83%			3.75%

	Years ended December 31,
	2016 over 2015			2015 over 2014
	Total	Volume	Rate	Total	Volume	Rate
Increase (decrease) in interest income
Taxable securities	$923,000	$(1,371,000)	$2,294,000	$(498,000)	$437,000	$(935,000)
Tax exempt securities	283,000	30,000	253,000	492,000	887,000	(395,000)
Loans	4,943,000	7,823,000	(2,880,000)	23,282,000	25,113,000	(1,831,000)
Interest-earning deposit balances	213,000	30,000	183,000	78,000	59,000	19,000
Federal funds sold	(27,000)	(20,000)	(7,000)	(97,000)	(97,000)	0
Net change in tax-equivalent interest income	6,335,000	6,492,000	(157,000)	23,257,000	26,399,000	(3,142,000)

Increase (decrease) in interest expense
Interest-bearing demand deposits	(385,000)	(72,000)	(313,000)	(420,000)	239,000	(659,000)
Savings deposits	(105,000)	(1,000)	(104,000)	(4,000)	168,000	(172,000)
Money market accounts	(60,000)	33,000	(93,000)	56,000	118,000	(62,000)
Time deposits	509,000	(804,000)	1,313,000	(420,000)	97,000	(517,000)
Short-term borrowings	54,000	2,000	52,000	35,000	45,000	(10,000)
Federal Home Loan Bank advances	1,498,000	1,414,000	84,000	129,000	53,000	76,000
Other borrowings	(75,000)	(479,000)	404,000	438,000	305,000	133,000
Net change in interest expense	1,436,000	93,000	1,343,000	(186,000)	1,025,000	(1,211,000)
Net change in tax-equivalent net interest income	$4,899,000	$6,399,000	$(1,500,000)	$23,443,000	$25,374,000	$(1,931,000)

Interest income is primarily generated from the loan portfolio, and to a significantly lesser degree, from securities and other interest-earning assets. Interest income increased $6.3 million during 2016 from that earned in 2015, totaling $119 million in 2016 compared to $113 million in the previous year. The increase in interest income is attributable to a higher level of average earning assets and an increased yield on average earning assets. During 2016 and 2015, earning assets had an average yield (tax equivalent-adjusted basis) of 4.31% and 4.25%, respectively. The higher yield on average earning assets in 2016 primarily resulted from an increased yield on securities and a reallocation of earning assets, which more than offset a decreased yield on loans. The higher-yielding loan portfolio averaged $2.35 billion, or 84.9% of average earning assets, during 2016, compared to $2.18 billion, or 82.1% of average earning assets, during 2015.

Interest income generated from the loan portfolio increased $4.9 million in 2016 compared to the level earned in 2015; growth in the loan portfolio during 2016 resulted in a $7.8 million increase in interest income, while a decline in loan yield from 4.78% in 2015 to 4.65% in 2016 resulted in a $2.9 million decrease in interest income. The lower yield on average loans mainly resulted from a decreased yield on average commercial loans, which equaled 4.60% in 2016 compared to 4.70% in 2015. The decreased commercial loan yield primarily reflects the ongoing low interest rate environment and competitive pressures. Accretion of acquired loans totaled $4.9 million during 2016, compared to $5.3 million during 2015.

Interest income generated from the securities portfolio increased $1.2 million in 2016 compared to the level earned in 2015; an increase in the yield on securities from 2.16% during 2015 to 2.87% during 2016 resulted in a $2.5 million increase in interest income, while a reduction in the securities portfolio resulted in a $1.3 million decrease in interest income. The increased yield on securities mainly reflects a significant level of accelerated discount accretion on called U.S. Government agency bonds being recorded as interest income. The accelerated discount accretion totaled $2.2 million during 2016, positively impacting the net interest margin by eight basis points. A nominal level of accelerated discount accretion on called U.S. Government agency bonds was recorded as interest income during 2015. Interest income on interest-earning deposits increased $0.2 million primarily due to an increased yield.

Interest expense is primarily generated from interest-bearing deposits, and to a lesser degree, from subordinated debentures, FHLBI advances, sweep accounts, and other borrowings. Interest expense increased $1.4 million during 2016 from that expensed in 2015, totaling $12.6 million in 2016 compared to $11.2 million in the previous year. The increase in interest expense is attributable to a higher cost of funds. During 2016 and 2015, interest-bearing liabilities had a weighted average rate of 0.66% and 0.58%, respectively; an increase in interest expense of $1.3 million was recorded during 2016 due to the higher cost of funds. The higher weighted average cost of interest-bearing liabilities mainly resulted from an increased cost of certificates of deposit, which more than offset decreases in the costs of certain interest-bearing non-certificate of deposit account categories. The higher cost of certificates of deposit was expected in light of purchase accounting amortization entries, which were associated with fair value measurements recorded on the merger date, ending in July of 2015. A $1.4 million reduction in interest expense on certificates of deposit related to purchase accounting entries was recorded during 2015; no reduction in interest expense was recorded during 2016. Increased rates paid on certificates of deposit, subordinated debentures, and FHLBI advances also contributed to the higher weighted average cost of interest-bearing liabilities during 2016. The cost of interest-bearing non-certificate of deposit accounts decreased from 0.15% during 2015 to 0.10% during 2016 in light of rates being lowered during the latter part of 2015. Average interest-bearing liabilities were $1.91 billion during 2016, down $18.1 million, or 0.9%, from the $1.93 billion average during 2015.

Average certificates of deposit decreased $80.9 million during 2016, which equated to a decline in interest expense of $0.8 million. A $1.3 million increase in interest expense resulted from a higher average rate paid on certificates of deposit, primarily reflecting the impact of the purchase accounting amortization entries ending in July of 2015. A decrease in other average interest-bearing deposit accounts, totaling $23.4 million, equated to a decrease in interest expense of less than $0.1 million, while a decrease in the average rate paid on these deposit accounts resulted in a $0.5 million decline in interest expense.

Average short-term borrowings, comprised entirely of sweep accounts, increased $2.3 million during 2016, resulting in a nominal increase in interest expense, while a higher average rate paid on these accounts resulted in a $0.1 million increase in interest expense. Average FHLBI advances increased $93.8 million, resulting in a $1.4 million increase in interest expense, while a higher average rate paid on the advances resulted in a $0.1 million increase in interest expense. A $9.8 million decrease in average other borrowings, which is comprised of subordinated debentures and deferred director and officer compensation programs, equated to a $0.5 million decline in interest expense, while a higher average rate paid on these borrowings resulted in a $0.4 million increase in interest expense.

Net interest income and the net interest margin during 2016 and 2015 were affected by purchase accounting accretion and amortization entries associated with the fair value measurements recorded on June 1, 2014. An increase in interest income on loans totaling $4.9 million and an increase in interest expense on subordinated debentures totaling $0.7 million were recorded during 2016. During 2015, we recorded an increase in interest income on loans totaling $5.3 million and a decrease in interest expense on deposits and FHLBI advances totaling $1.4 million. In addition, we recorded an increase in interest expense on subordinated debentures totaling $0.7 million during the same time period. We expect to continue to record adjustments in interest income on loans and interest expense on subordinated debentures in future periods; however, the adjustments to interest expense on deposits and FHLBI advances ended in July and June of 2015, respectively. The resulting increase in interest expense negatively impacted the net interest margin by approximately eight to ten basis points after July 31, 2015.

Provision for Loan Losses

A loan loss provision expense of $2.9 million was recorded in 2016, compared to a negative provision expense of $1.0 million recorded in 2015. The provision expense recorded during 2016 primarily reflects ongoing loan growth and assessment changes in our economic and concentration environmental factors, while the negative provision expense recorded during 2015 resulted from multiple factors, including recoveries of previously charged-off loans, reversals of specific reserves, a reduced level of loan-rating downgrades and ongoing loan-rating upgrades.

Net loan charge-offs of $0.6 million were recorded during 2016, compared to $3.4 million during the prior year. Of the $6.3 million in gross loan charge-offs recorded during 2015, $4.2 million was related to one commercial loan relationship that was resolved during the second quarter of that year. The allowance for originated loans, as a percentage of total originated loans, was 0.9% as of December 31, 2016 and December 31, 2015. Our allowance for acquired loans totaled $0.1 million and $0.5 million as of December 31, 2016 and December 31, 2015, respectively.

Noninterest Income

Noninterest income totaled $21.0 million in 2016, an increase of $5.0 million, or 31.2%, from the $16.0 million earned in 2015. The increase mainly resulted from a $2.9 million pre-tax gain being recorded in the first quarter of 2016 in association with a trust preferred securities repurchase transaction and higher service charges on deposit and sweep accounts and mortgage banking income. Service charges on deposit and sweep accounts totaled $4.3 million during 2016, an increase of $1.0 million, or 28.6%, from the $3.3 million recorded during 2015. The increase in service charges on deposit and sweep accounts mainly reflects an ongoing project to ensure all depositors are in a product that best meets their needs and is priced appropriately as well as increased cash management fee income. Mortgage banking income was $3.9 million in 2016, an increase of $0.3 million, or 6.8%, from the $3.6 million recorded during 2015. The increase in mortgage banking income primarily reflects the positive impact of recently-implemented strategic initiatives, including the hiring of additional loan originators, introduction of new and enhanced products, loan programs, and increased marketing efforts. Reimbursements totaling $0.4 million recorded in the third quarter of 2016 related to certain medical insurance premiums charged in prior years also contributed to the increase in noninterest income.

Noninterest Expense

Noninterest expense during 2016 totaled $77.1 million, a decrease of $2.3 million, or 2.9%, from the $79.4 million expensed in 2015. The decrease was mainly attributable to lower problem asset costs, loan processing costs, FDIC insurance premiums, core deposit intangible amortization expense, printing and supply costs, furniture and equipment costs, and miscellaneous expenses, which more than offset increased employee benefit and data processing costs. Problem asset costs during 2016 were $0.9 million lower than the amount expensed during 2015. Loan processing costs were $0.5 million during 2016, a decrease of $0.6 million, or 50.8%, from the $1.1 million expensed during 2015, primarily reflecting the elimination of certain retail loan promotion programs. FDIC insurance premiums during 2016 were $1.2 million, a decrease of $0.5 million, or 28.0%, from the $1.7 million expensed during 2015; the decrease resulted from improvements in certain financial ratios and changes to the deposit insurance assessment calculation that became effective in the third quarter of 2016. Core deposit intangible amortization expense totaled $2.7 million during 2016, compared to $3.0 million during 2015. Printing and supply costs were $1.1 million in 2016, a decrease of $0.3 million, or 21.3%, from the $1.4 million expensed during 2015; the decrease primarily resulted from an initiative to convert deposit customers from receiving physical account statements to receiving electronic statements and the implementation of a central purchasing program. Furniture and equipment costs were $2.1 million during 2016, a decrease of $0.2 million, or 9.1%, from the $2.3 million in costs incurred during 2015, mainly reflecting lower depreciation expense. Miscellaneous expenses in 2015 included the recording of $0.5 million in costs related to an embezzlement committed by an employee at a branch location. Noninterest expense during 2016 was positively impacted by the cost efficiency program, which will save approximately $2.7 million per year on a pre-tax basis beginning in 2017; the quarterly cost savings were fully realized starting in the second quarter of 2016. Employee benefit costs during 2016 were $9.0 million, an increase of $0.4 million, or 4.2%, from the $8.6 million expensed in 2015, primarily resulting from higher health insurance costs. Data processing costs during 2016 totaled $7.9 million, an increase of $0.2 million, or 3.2%, from the $7.7 million expensed during 2015, primarily reflecting higher costs related to debit and credit card services.

Federal Income Tax Expense

During 2016, we recorded income before federal income tax of $46.9 million and a federal income tax expense of $15.0 million, compared to income before federal income tax of $38.8 million and a federal income tax expense of $11.8 million during 2015. The increase in federal income tax expense resulted from the higher level of income before federal income tax. Our effective tax rate was 31.9% during 2016, compared to 30.4% during 2015.

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

As expected, net interest income and the net interest margin were affected during 2014 and 2015 by purchase accounting accretion and amortization entries associated with the fair value measurements recorded on June 1, 2014. An increase in interest income on loans totaling $3.2 million, as well as a decrease in interest expense on deposits and FHLBI advances aggregating $1.4 million, were recorded during the last seven months of 2014. An increase in interest expense on subordinated debentures totaling $0.4 million was also recorded during the same time period. An increase of $5.3 million in interest income on loans and a decrease of $1.4 million in interest expense on deposits and FHLBI advances were recorded during 2015; in addition, an increase in interest expense on subordinated debentures totaling $0.7 million was recorded. We expect to continue to record adjustments in interest income on loans and interest expense on subordinated debentures in future periods; however, the adjustments to interest expense on deposits and FHLBI advances ended in July and June of 2015, respectively, in accordance with our fair value measurements at the time of the merger. The resulting increase in interest expense negatively impacted the net interest margin by approximately eight to ten basis points after July 31, 2015. We partially mitigated this negative impact by reallocating the earning asset mix by investing excess lower-yielding overnight funds and cash flows from lower-yielding investments into higher-yielding loans.

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

Pre-tax merger-related costs totaled $5.4 million during 2014; no merger-related costs were recorded during 2015. Expenses related to the cost efficiency program, which was announced in the fourth quarter of 2015, totaled $0.8 million during 2015. Excluding cost efficiency program-related expenses and merger-related costs, noninterest expense totaled $78.6 million and $60.2 million in 2015 and 2014, respectively.

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

CAPITAL RESOURCES

Shareholders’ equity increased $7.0 million during 2016, totaling $341 million as of December 31, 2016. Positively impacting shareholders’ equity was net income of $31.9 million, while negatively affecting shareholders’ equity were cash dividends on our common stock totaling $18.7 million, our share repurchase program that aggregated $3.7 million and a change in the net unrealized gains and losses, net of tax effect, on our available for sales securities portfolio of $6.9 million. Activity relating to the issuance and sale of common stock through various stock-based compensation programs and our dividend reinvestment plan positively impacted shareholders’ equity by a total of $2.9 million.

We and our bank are subject to regulatory capital requirements administered by state and federal banking agencies. Failure to meet the various capital requirements can initiate regulatory action that could have a direct material effect on the financial statements. As of December 31, 2016, our bank’s total risk-based capital ratio was 13.1%, compared to 13.5% at December 31, 2015. Our bank’s total regulatory capital increased $5.8 million during 2016, primarily reflecting the net impact of net income totaling $33.2 million and cash dividends paid to Mercantile Bank Corporation aggregating $29.2 million. Our bank’s total risk-based capital ratio was also impacted by a $125 million increase in total risk-weighted assets, primarily resulting from net loan growth. As of December 31, 2016, our bank’s total regulatory capital equaled $353 million, or $83.7 million in excess of the amount necessary to attain the 10.0% minimum total risk-based capital ratio, which is among the requirements to be categorized as “well capitalized.”

On January 30, 2015, we announced that our Board of Directors had authorized a new program to repurchase up to $20.0 million of our common stock from time to time in open market transactions at prevailing market prices or by other means in accordance with applicable regulations. On April 19, 2016, we announced a $15.0 million expansion of the stock repurchase plan. During 2016, we repurchased 167,878 shares at a total price of $3.7 million, at an average price per share of $22.23. Since inception, we have purchased a total of 956,419 shares at a total price of $19.5 million, at an average price per share of $20.38. The stock buybacks have been funded from cash dividends paid to us from our bank. Additional repurchases may be made during 2017 under the authorized plan, which would also likely be funded from cash dividends paid to us from our bank.

On January 26, 2016, we closed on a repurchase of trust preferred securities that were auctioned as part of a pooled collateralized debt obligation (“Fund”). The Fund owned $11.0 million of the $32.0 million in trust preferred securities that had been issued by Mercantile Bank Capital Trust I, a wholly-owned business trust subsidiary. The $11.0 million in trust preferred securities was retired upon the repurchase, resulting in a commensurate reduction in the related Floating Rate Junior Subordinate Note, leaving $21.0 million outstanding. Our winning bid equated to 73% of the $11.0 million par value, with the 27% discount resulting in an after-tax gain of approximately $1.8 million, or $0.11 per diluted share. On a pro forma basis as of December 31, 2015, the repurchase resulted in a nine basis point increase in our tangible equity to tangible assets ratio and an $0.11 increase in our tangible book value per share, but an approximately 35 basis point decline in our regulatory tier 1 capital and total risk-based capital ratios. The repurchase was funded via a $9.1 million cash dividend from our bank, resulting in an approximately 35 basis point decline in the regulatory capital ratios. Subsequent to the repurchase, our and our bank’s regulatory capital ratios remained well above the minimum thresholds to be categorized as well capitalized.

LIQUIDITY

Liquidity is measured by our ability to raise funds through deposits, borrowed funds, capital or cash flow from the repayment of loans and securities. These funds are used to fund loans, meet deposit withdrawals, maintain reserve requirements and operate our company. Liquidity is primarily achieved through local and out-of-area deposits and liquid assets such as securities available for sale, matured and called securities, federal funds sold and interest-earning deposit balances. Asset and liability management is the process of managing the balance sheet to achieve a mix of earning assets and liabilities that maximizes profitability, while providing adequate liquidity.

To assist in providing needed funds, we regularly obtained monies from wholesale funding sources. Wholesale funds, primarily comprised of deposits from customers outside of our market areas and advances from the FHLBI, totaled $251 million, or 9.4% of combined deposits and borrowed funds as of December 31, 2016, compared to $189 million, or 7.6% of combined deposits and borrowed funds, as of December 31, 2015.

Sweep accounts decreased $23.1 million during 2016, totaling $132 million at December 31, 2016. The decline primarily reflects certain customers transferring funds from the sweep product to noninterest-bearing checking accounts reflecting updated interest rate and fee structures. Our sweep account program entails transferring collected funds from certain business noninterest-bearing checking accounts to overnight interest-bearing repurchase agreements. Such repurchase agreements are not deposit accounts and are not afforded federal deposit insurance. All of our repurchase agreements are accounted for as secured borrowings. Information regarding our repurchase agreements as of December 31, 2016 and during 2016 is as follows:

Outstanding balance at December 31, 2016	$131,710,000
Weighted average interest rate at December 31, 2016	0.16%
Maximum daily balance twelve months ended December 31, 2016	$175,088,000
Average daily balance for twelve months ended December 31, 2016	$149,079,000
Weighted average interest rate for twelve months ended December 31, 2016	0.14%

FHLBI advances increased $107 million during 2016, totaling $175 million as of December 31, 2016. The additional monies were generally used to fund brokered deposit maturities and loan growth. FHLBI advances are primarily used to assist in funding loan demand, as well as playing an integral role in our interest rate risk management program. FHLBI advances are generally collateralized by a blanket lien on our residential mortgage loan portfolio. Our borrowing line of credit at year-end 2016 totaled $517 million, with availability of $342 million.

We also have the ability to borrow up to $30.0 million on a daily basis through a correspondent bank using an established unsecured federal funds purchased line of credit. We did not access this line of credit during 2016; in fact, we have not accessed any federal funds purchased lines of credit since January of 2010. In contrast, our interest-earning deposit account at the Federal Reserve Bank of Chicago averaged $75.4 million during 2016. We have a line of credit through the Discount Window of the Federal Reserve Bank of Chicago. Using certain municipal bonds as collateral, we could have borrowed up to $21.9 million at December 31, 2016. We did not utilize this line of credit during the past seven years, and do not plan to access this line of credit in future periods.

The following table reflects, as of December 31, 2016, significant fixed and determinable contractual obligations to third parties by payment date, excluding accrued interest:

	One Year	One to	Three to	Over
	or Less	Three Years	Five Years	Five Years	Total

Deposits without a stated maturity	$1,805,568,000	$0	$0	$0	$1,805,568,000
Certificates of deposit	358,259,000	126,246,000	84,912,000	0	569,417,000
Short-term borrowings	131,710,000	0	0	0	131,710,000
Federal Home Loan Bank advances	45,000,000	40,000,000	50,000,000	40,000,000	175,000,000
Subordinated debentures	0	0	0	44,835,000	44,835,000
Other borrowed money	0	0	0	3,357,000	3,357,000
Property leases	415,000	451,000	167,000	0	1,033,000

In addition to normal loan funding and deposit flow, we must maintain liquidity to meet the demands of certain unfunded loan commitments and standby letters of credit. At December 31, 2016, we had a total of $795 million in unfunded loan commitments and $26.2 million in unfunded standby letters of credit. Of the total unfunded loan commitments, $641 million were commitments available as lines of credit to be drawn at any time as customers’ cash needs vary, and $154 million were for loan commitments generally expected to close and become funded within the next twelve months. We regularly monitor fluctuations in loan balances and commitment levels, and include such data in our overall liquidity management.

The following table depicts our loan commitments at the end of the past three years:

	12/31/16	12/31/15	12/31/14

Commercial unused lines of credit	$553,345,000	$522,658,000	$554,856,000
Unused lines of credit secured by 1-4 family residential properties	56,275,000	61,905,000	60,983,000
Credit card unused lines of credit	22,689,000	15,612,000	11,649,000
Other consumer unused lines of credit	8,489,000	8,583,000	8,673,000
Commitments to make loans	154,338,000	178,034,000	110,126,000
Standby letters of credit	26,202,000	34,946,000	35,461,000

Total	$821,338,000	$821,738,000	$781,748,000

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

The following table depicts our GAP position as of December 31, 2016:

	Within	Three to	One to	After
	Three	Twelve	Five	Five
	Months	Months	Years	Years	Total
Assets:
Commercial loans (1)	$916,178,000	$162,814,000	$664,592,000	$286,436,000	$2,030,020,000
Residential real estate loans	31,511,000	18,766,000	146,810,000	109,650,000	306,737,000
Consumer loans	2,053,000	1,485,000	30,605,000	7,720,000	41,863,000
Securities (2)	17,415,000	29,026,000	121,778,000	167,867,000	336,086,000
Interest-earning deposits	131,396,000	250,000	1,750,000	0	133,396,000
Allowance for loan losses	0	0	0	0	(17,961,000)
Other assets	0	0	0	0	252,430,000
Total assets	1,098,553,000	212,341,000	965,535,000	571,673,000	$3,082,571,000

Liabilities:
Interest-bearing checking	377,929,000	0	0	0	377,929,000
Savings deposits	344,988,000	0	0	0	344,988,000
Money market accounts	272,051,000	0	0	0	272,051,000
Time deposits under $100,000	21,947,000	67,935,000	56,287,000	0	146,169,000
Time deposits $100,000 & over	101,444,000	166,933,000	154,871,000	0	423,248,000
Short-term borrowings	131,710,000	0	0	0	131,710,000
Federal Home Loan Bank advances	10,000,000	35,000,000	90,000,000	40,000,000	175,000,000
Other borrowed money	48,193,000	0	0	0	48,193,000
Noninterest-bearing checking	0	0	0	0	810,600,000
Other liabilities	0	0	0	0	11,872,000
Total liabilities	1,308,262,000	269,868,000	301,158,000	40,000,000	2,741,760,000
Shareholders' equity	0	0	0	0	340,811,000
Total liabilities & shareholders' equity	1,308,262,000	269,868,000	301,158,000	40,000,000	$3,082,571,000

Net asset (liability) GAP	$(209,709,000)	$(57,527,000)	$664,377,000	$531,673,000

Cumulative GAP	$(209,709,000)	$(267,236,000)	$397,141,000	$928,814,000

Percent of cumulative GAP to total assets	(6.8%)	(8.7%)	12.9%	30.1%

(1)	Floating rate loans that are currently at interest rate floors are treated as fixed rate loans and are reflected using maturity date and not repricing frequency.
(2)	Mortgage-backed securities are categorized by expected maturities based upon prepayment trends as of December 31, 2016.

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

We conducted multiple simulations as of December 31, 2016, in which it was assumed that changes in market interest rates occurred ranging from up 400 basis points to down 400 basis points in equal quarterly instalments over the next twelve months. The following table reflects the suggested impact on net interest income over the next twelve months in comparison to estimated net interest income based on our balance sheet structure, including the balances and interest rates associated with our specific loans, securities, deposits and borrowed funds, as of December 31, 2016.

	Dollar Change	Percent Change
	In Net	In Net
Interest Rate Scenario	Interest Income	Interest Income

Interest rates down 400 basis points	$(14,220,000)	(14.3% )
Interest rates down 300 basis points	(12,235,000)	(12.3)
Interest rates down 200 basis points	(9,590,000)	(9.6)
Interest rates down 100 basis points	(5,395,000)	(5.4)
No change in interest rates	(310,000)	(0.3)
Interest rates up 100 basis points	2,115,000	2.1
Interest rates up 200 basis points	4,460,000	4.5
Interest rates up 300 basis points	6,825,000	6.8
Interest rates up 400 basis points	9,170,000	9.2

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

Mercantile Bank Corporation

Grand Rapids, Michigan

We have audited the accompanying Consolidated Balance Sheets of Mercantile Bank Corporation as of December 31, 2016 and 2015, and the related Consolidated Statements of Income, Comprehensive Income, Changes in Shareholders' Equity and Cash Flows for each of the three years in the period ended December 31, 2016. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Mercantile Bank Corporation as of December 31, 2016 and 2015, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2016, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Mercantile Bank Corporation’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and our report dated March 6, 2017 expressed an unqualified opinion thereon.

/s/ BDO USA, LLP

BDO USA, LLP

Grand Rapids, Michigan

March 6, 2017

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

Mercantile Bank Corporation

Grand Rapids, Michigan

We have audited Mercantile Bank Corporation’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Mercantile Bank Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Report by Mercantile Bank Corporation’s Management on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Mercantile Bank Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Consolidated Balance Sheets of Mercantile Bank Corporation as of December 31, 2016 and 2015, and the related Consolidated Statements of Income, Comprehensive Income, Changes in Shareholders’ Equity and Cash Flows for each of the three years in the period ended December 31, 2016, and our report dated March 6, 2017 expressed an unqualified opinion thereon.

/s/ BDO USA, LLP

BDO USA, LLP

Grand Rapids, Michigan

March 6, 2017

March 6, 2017

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

Management assessed the Company’s system of internal control over financial reporting that is designed to produce reliable financial statements presented in conformity with generally accepted accounting principles as of December 31, 2016. This assessment was based on criteria for effective internal control over financial reporting described in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management believes that, as of December 31, 2016, Mercantile Bank Corporation maintained an effective system of internal control over financial reporting that is designed to produce reliable financial statements presented in conformity with generally accepted accounting principles based on those criteria.

The Company’s independent auditors have issued an audit report on the effectiveness of the Company’s internal control over financial reporting as found on page F-32.

Mercantile Bank Corporation

/s/ Robert B. Kaminski, Jr.

Robert B. Kaminski, Jr.

President and Chief Executive Officer

/s/ Charles E. Christmas

Charles E. Christmas

Executive Vice President, Chief Financial Officer and Treasurer

MERCANTILE BANK CORPORATION

CONSOLIDATED BALANCE SHEETS

December 31, 2016 and 2015

	2016	2015
ASSETS
Cash and due from banks	$50,200,000	$42,829,000
Interest-earning deposits	133,396,000	46,463,000
Federal funds sold	0	599,000
Total cash and cash equivalents	183,596,000	89,891,000

Securities available for sale	328,060,000	346,992,000
Federal Home Loan Bank stock	8,026,000	7,567,000

Loans	2,378,620,000	2,277,727,000
Allowance for loan losses	(17,961,000)	(15,681,000)
Loans, net	2,360,659,000	2,262,046,000

Premises and equipment, net	45,456,000	46,862,000
Bank owned life insurance	67,198,000	58,971,000
Goodwill	49,473,000	49,473,000
Core deposit intangible	9,957,000	12,631,000
Other assets	30,146,000	29,123,000

Total assets	$3,082,571,000	$2,903,556,000

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits
Noninterest-bearing	$810,600,000	$674,568,000
Interest-bearing	1,564,385,000	1,600,814,000
Total deposits	2,374,985,000	2,275,382,000

Securities sold under agreements to repurchase	131,710,000	154,771,000
Federal Home Loan Bank advances	175,000,000	68,000,000
Subordinated debentures	44,835,000	55,154,000
Accrued interest and other liabilities	15,230,000	16,445,000
Total liabilities	2,741,760,000	2,569,752,000

Shareholders' equity
Preferred stock, no par value; 1,000,000 shares authorized; 0 shares outstanding at December 31, 2016 and December 31, 2015	0	0
Common stock, no par value; 40,000,000 shares authorized; 16,416,695 shares outstanding at December 31, 2016 and 16,358,711 shares outstanding at December 31, 2015	305,488,000	304,819,000
Retained earnings	40,904,000	27,722,000
Accumulated other comprehensive income (loss)	(5,581,000)	1,263,000
Total shareholders’ equity	340,811,000	333,804,000

Total liabilities and shareholders’ equity	$3,082,571,000	$2,903,556,000

See accompanying notes to consolidated financial statements.

MERCANTILE BANK CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

Years ended December 31, 2016, 2015 and 2014

	2016	2015	2014
Interest income
Loans, including fees	$109,049,000	$104,106,000	$80,824,000
Securities, taxable	6,842,000	5,918,000	6,417,000
Securities, tax-exempt	2,165,000	2,089,000	1,643,000
Other interest-earning assets	401,000	215,000	234,000
Total interest income	118,457,000	112,328,000	89,118,000

Interest expense
Deposits	7,549,000	7,590,000	8,378,000
Short-term borrowings	211,000	157,000	122,000
Federal Home Loan Bank advances	2,263,000	765,000	636,000
Subordinated debentures and other borrowings	2,567,000	2,642,000	2,204,000
Total interest expense	12,590,000	11,154,000	11,340,000

Net interest income	105,867,000	101,174,000	77,778,000

Provision for loan losses	2,900,000	(1,000,000)	(3,000,000)

Net interest income after provision for loan losses	102,967,000	102,174,000	80,778,000

Noninterest income
Service charges on deposit and sweep accounts	4,253,000	3,308,000	2,586,000
Credit and debit card fees	4,278,000	4,329,000	2,494,000
Mortgage banking activities	3,866,000	3,619,000	1,672,000
Earnings on bank owned life insurance	1,264,000	1,113,000	1,184,000
Payroll processing	1,016,000	969,000	782,000
Letter of credit fees	493,000	457,000	335,000
Gain on trust preferred securities repurchase	2,970,000	0	0
Other income	2,898,000	2,243,000	975,000
Total noninterest income	21,038,000	16,038,000	10,028,000

Noninterest expense
Salaries and benefits	43,524,000	42,594,000	33,703,000
Occupancy	6,063,000	5,976,000	4,637,000
Furniture and equipment rent, depreciation and maintenance	2,119,000	2,332,000	1,738,000
Data processing	7,939,000	7,696,000	5,869,000
Advertising	1,586,000	1,363,000	1,315,000
FDIC insurance costs	1,236,000	1,717,000	1,182,000
Problem asset costs	338,000	1,212,000	585,000
Efficiency program-related costs	172,000	765,000	0
Merger-related costs	0	0	5,447,000
Other expense	14,141,000	15,726,000	11,134,000
Total noninterest expenses	77,118,000	79,381,000	65,610,000

Income before federal income tax expense	46,887,000	38,831,000	25,196,000

Federal income tax expense	14,974,000	11,811,000	7,865,000

Net income	$31,913,000	$27,020,000	$17,331,000

Earnings per common share:
Basic	$1.96	$1.63	$1.28
Diluted	$1.96	$1.62	$1.28

See accompanying notes to consolidated financial statements.

MERCANTILE BANK CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Years ended December 31, 2016, 2015 and 2014

	2016	2015	2014
Net income	$31,913,000	$27,020,000	$17,331,000

Other comprehensive income (loss):
Unrealized holding gains (losses) on securities available for sale	(10,697,000)	1,874,000	8,596,000
Fair value of interest rate swap	169,000	0	11,000
Total other comprehensive income (loss)	(10,528,000)	1,874,000	8,607,000
Tax effect of unrealized holding gains (losses) on securities available for sale	3,743,000	(627,000)	(3,014,000)
Tax effect of fair value of interest rate swap	(59,000)	0	(4,000)
Total tax effect of other comprehensive income (loss)	3,684,000	(627,000)	(3,018,000)
Other comprehensive income (loss), net of tax effect	(6,844,000)	1,247,000	5,589,000

Comprehensive income	$25,069,000	$28,267,000	$22,920,000

See accompanying notes to consolidated financial statements.

 MERCANTILE BANK CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

Years ended December 31, 2016, 2015 and 2014

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

Years ended December 31, 2016, 2015 and 2014

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

MERCANTILE BANK CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (Continued)

Years ended December 31, 2016, 2015 and 2014

			Retained	Accumulated Other	Total
	Preferred	Common	Earnings	Comprehensive	Shareholders’
($ in thousands except per share amounts)	Stock	Stock	(Deficit)	Income/(Loss)	Equity

Balances, January 1, 2016	$0	$304,819	$27,722	$1,263	$333,804

Employee stock purchase plan (1,362 shares)		36			36

Dividend reinvestment plan (58,325 shares)		1,601			1,601

Stock option exercises (72,711 shares)		978			978

Stock grants to directors for retainer fees (13,000 shares)		327			327

Stock-based compensation expense		1,459			1,459

Share repurchase program (167,878 shares)		(3,732)			(3,732)

Cash dividends ($1.16 per common share)			(18,731)		(18,731)

Net income for 2016			31,913		31,913

Change in net unrealized gain on securities available for sale, net of tax effect				(6,954)	(6,954)

Change in fair value of interest rate swap, net of tax effect				110	110

Balances, December 31, 2016	$0	$305,488	$40,904	$(5,581)	$340,811

See accompanying notes to consolidated financial statements.

MERCANTILE BANK CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years ended December 31, 2016, 2015 and 2014

	2016	2015	2014
Cash flows from operating activities
Net income	$31,913,000	$27,020,000	$17,331,000
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	9,576,000	11,654,000	7,613,000
Accretion of acquired loans	(4,925,000)	(5,338,000)	(3,194,000)
Provision for loan losses	2,900,000	(1,000,000)	(3,000,000)
Deferred income tax expense	(812,000)	4,412,000	4,506,000
Stock-based compensation expense	1,459,000	684,000	714,000
Stock grants to directors for retainer fee	327,000	403,000	155,000
Proceeds from sales of mortgage loans held for sale	114,757,000	120,880,000	67,422,000
Origination of mortgage loans held for sale	(110,778,000)	(116,997,000)	(65,392,000)
Net gain on sales of mortgage loans held for sale	(3,699,000)	(3,626,000)	(1,625,000)
Gain on trust preferred securities repurchase	(2,970,000)	0	0
Net gain from sales and valuation write-downs of foreclosed assets	(520,000)	(62,000)	(894,000)
Net loss from sales and valuation write-downs of former bank premises	35,000	0	0
Net loss from sales of premises and equipment	174,000	55,000	25,000
Net (gain) loss from sales of available for sale securities	1,000	(17,000)	0
Earnings on bank owned life insurance	(1,264,000)	(1,113,000)	(1,184,000)
Net change in:
Accrued interest receivable	122,000	(321,000)	(11,000)
Other assets	(648,000)	(4,815,000)	1,795,000
Accrued interest and other liabilities	(1,046,000)	4,185,000	(9,822,000)
Net cash from operating activities	34,602,000	36,004,000	14,439,000

Cash flows from investing activities
Cash received in merger	0	0	91,806,000
Purchases of securities available for sale	(164,336,000)	(10,645,000)	(19,874,000)
Proceeds from maturities, calls and repayments of securities available for sale	172,173,000	93,873,000	75,880,000
Proceeds from sales of securities available for sale	264,000	1,483,000	0
Purchases of Federal Home Loan Bank stock	(459,000)	0	0
Proceeds from Federal Home Loan Bank stock redemption	0	6,132,000	5,527,000
Loan originations and payments, net	(97,282,000)	(188,932,000)	(90,853,000)
Purchases of bank owned life insurance	(7,000,000)	0	0
Purchases of premises and equipment, net	(2,025,000)	(1,081,000)	(2,175,000)
Proceeds from sales of former bank premises	45,000	0	0
Proceeds from sales of foreclosed assets	2,059,000	2,967,000	4,427,000
Net cash from (for) investing activities	(96,561,000)	(96,203,000)	64,738,000

Cash flows from financing activities
Net decrease in time deposits	(20,854,000)	(147,106,000)	(58,927,000)
Net increase (decrease) in all other deposits	120,457,000	146,944,000	(11,307,000)
Net increase (decrease) in securities sold under agreements to repurchase	(23,061,000)	(12,798,000)	43,780,000
Proceeds from Federal Home Loan Bank advances	110,000,000	20,000,000	0
Maturities of Federal Home Loan Bank advances	(3,000,000)	(6,000,000)	(3,000,000)
Proceeds from stock option exercises, net of cashless exercises	978,000	891,000	282,000
Employee stock purchase plan	36,000	44,000	23,000
Dividend reinvestment plan	1,601,000	655,000	209,000
Repurchase of common stock	(3,732,000)	(15,762,000)	0
Repurchase of trust preferred securities	(8,030,000)	0	0
Payment of cash dividends to common shareholders	(18,731,000)	(9,516,000)	(24,464,000)
Net cash from (for) financing activities	155,664,000	(22,648,000)	(53,404,000)

Net change in cash and cash equivalents	93,705,000	(82,847,000)	25,773,000
Cash and cash equivalents at beginning of period	89,891,000	172,738,000	146,965,000
Cash and cash equivalents at end of period	$183,596,000	$89,891,000	$172,738,000

See accompanying notes to consolidated financial statements.

MERCANTILE BANK CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

Years ended December 31, 2016, 2015 and 2014

	2016	2015	2014
Supplemental disclosures of cash flows information
Cash paid during the year for:
Interest	$12,477,000	$11,618,000	$11,439,000
Federal income taxes	15,125,000	8,000,000	2,625,000
Noncash financing and investing activities:
Transfers from loans to foreclosed assets	414,000	2,203,000	1,490,000
Transfers from bank premises to other real estate owned	381,000	0	0
Common stock issued in connection with the Firstbank merger	0	0	173,310,000

See accompanying notes to consolidated financial statements.

MERCANTILE BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2016

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

Mercantile has five separate business trusts: Mercantile Bank Capital Trust I, Firstbank Capital Trust I, Firstbank Capital Trust II, Firstbank Capital Trust III and Firstbank Capital Trust IV (“our trusts”). Our trusts were formed to issue trust preferred securities. We issued subordinated debentures to our trusts in return for the proceeds raised from the issuance of the trust preferred securities. Our trusts are not consolidated, but instead we report the subordinated debentures issued to the trusts as liabilities.

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

Cash Flow Reporting: Cash and cash equivalents include cash on hand, demand deposits with other financial institutions, short-term investments (including securities with daily put provisions) and federal funds sold. Cash flows are reported net for customer loan and deposit transactions, interest-earning time deposits with other financial institutions and short-term borrowings with maturities of 90 days or less.

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

December 31, 2016

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

Loans: Loans that we have the intent and ability to hold for the foreseeable future or until maturity or payoff are reported at the principal balance outstanding, net of deferred loan fees and costs and an allowance for loan losses. Interest income is accrued on the unpaid principal balance. Loan origination fees, net of certain direct origination costs, are deferred and recognized in interest income using the level-yield method without anticipating prepayments. Net unamortized deferred loan fees amounted to $1.4 million at December 31, 2016 and 2015.

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

(Continued)

MERCANTILE BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2016

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Year-end mortgage loans held for sale, included in total loans in the balance sheet, were as follows:

	2016	2015
Mortgage loans held for sale	$1,035,000	$1,316,000
Less: Allowance to adjust to lower of cost or market	0	0
Mortgage loans held for sale, net	$1,035,000	$1,316,000

Mortgage Loan Derivatives: We enter into forward contracts and interest rate lock commitments in the ordinary course of business, which are accounted for as derivatives. The derivatives are not designated as hedges and are carried at fair value. The net gain or loss on derivatives is included in mortgage banking activities in the income statement. The balance of derivatives was immaterial at December 31, 2016 and 2015.

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

Servicing fee income is recorded for fees earned for servicing mortgage loans. The fees are based on a contractual percentage of the outstanding principal or a fixed amount per loan and are recorded as income when earned. Amortization of mortgage loan servicing rights is netted against mortgage loan servicing income and recorded in mortgage banking activities in the statements of income.

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

(Continued)

MERCANTILE BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2016

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

Foreclosed Assets: Assets acquired through or in lieu of foreclosure are initially recorded at their estimated fair value net of estimated selling costs, establishing a new cost basis. If fair value subsequently declines, a valuation allowance is recorded through noninterest expense, as are collection and operating costs after acquisition. Foreclosed assets, included in other assets in the balance sheet, totaled $0.5 million and $1.3 million as of December 31, 2016 and 2015, respectively.

(Continued)

MERCANTILE BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2016

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Bank Owned Life Insurance: The Bank has purchased life insurance policies on certain key officers. Bank owned life insurance is recorded at its cash surrender value, or the amount that can be realized.

Goodwill and Core Deposit Intangible: Goodwill results from business acquisitions and represents the excess of the purchase price over the fair value of acquired tangible assets and liabilities and identifiable intangible assets. Goodwill is assessed at least annually for impairment and any such impairment is recognized in the period identified. A more frequent assessment is performed should events or changes in circumstances indicate the carrying value of the goodwill may not be recoverable. We may elect to perform a qualitative assessment for the annual impairment test. If the qualitative assessment indicates it is more likely than not that the fair value of a reporting unit is less than its carrying amount, or if we elect not to perform a qualitative assessment, then we would be required to perform a quantitative test for goodwill impairment. The quantitative test is a two-step process consisting of comparing the carrying value of the reporting unit to an estimate of its fair value. If the estimated fair value of the reporting unit is less than the carrying value, goodwill is impaired and is written down to its estimated fair value. In 2015 and 2016, we elected to perform a qualitative assessment for our annual impairment test and concluded it is more likely than not our fair value was greater than its carrying amount; therefore, no further testing was required.

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

December 31, 2016

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

December 31, 2016

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Accounting Standards Updates: In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers. This ASU establishes a comprehensive revenue recognition standard for virtually all industries under U.S. GAAP, including those that previously followed industry-specific guidance such as the real estate, construction and software industries. The revenue standard’s core principle is built on the contract between a vendor and a customer for the provision of goods and services. It attempts to depict the exchange of rights and obligations between the parties in the pattern of revenue recognition based on the consideration to which the vendor is entitled. To accomplish this objective, the standard requires five basic steps: (i) identify the contract with the customer, (ii) identify the performance obligations in the contract, (iii) determine the transaction price, (iv) allocate the transaction price to the performance obligations in the contract, and (v) recognize revenue when (or as) the entity satisfies a performance obligation. This ASU was originally effective for annual and interim periods beginning after December 15, 2016, with three transition methods available – full retrospective, retrospective and cumulative effect approach. In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers – Deferral of Effective Date, which delays the implementation of this guidance by one year. Adoption of this ASU is not expected to have a material effect on our financial position or results of operations.

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

(Continued)

MERCANTILE BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2016

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

In June 2016, the FASB issued ASU No. 2016-13, Measurement of Credit Losses on Financial Instruments. This ASU significantly changes how entities will measure credit losses for most financial assets and certain other instruments that are not measured at fair value through net income. The standard will replace the current “incurred loss” approach with an “expected loss” model. The new model, referred to as the current expected credit loss (“CECL”) model, will apply to: (i) financial assets subject to credit losses and measured at amortized cost, and (ii) certain off-balance sheet credit exposures. This includes, but is not limited to, loans, leases, held-to-maturity securities, loan commitments and financial guarantees. The ASU also simplifies the accounting model for purchased credit-impaired debt securities and loans, and expands the disclosure requirements regarding an entity’s assumptions, models, and methods for estimating the allowance for loan and lease losses. In addition, entities will need to disclose the amortized cost balance for each class of financial asset by credit quality indicator, disaggregated by the year of origination. This ASU is effective for interim and annual reporting periods beginning after December 15, 2019, and early adoption is permitted for interim and annual reporting periods beginning after December 15, 2018. Entities will apply the standard’s provisions as a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective (i.e., modified retrospective approach). We are currently evaluating the provisions of this ASU to determine the potential impact the new standard will have on our consolidated financial statements.

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

December 31, 2016

NOTE 2 – BUSINESS COMBINATION (Continued)

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

NOTE 3 – SECURITIES

The amortized cost and fair value of available for sale securities and the related gross unrealized gains and losses recognized in accumulated other comprehensive income (loss) were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
2016
U.S. Government agency debt obligations	$159,271,000	$106,000	$(7,337,000)	$152,040,000
Mortgage-backed securities	47,329,000	486,000	(423,000)	47,392,000
Municipal general obligation bonds	120,284,000	312,000	(1,549,000)	119,047,000
Municipal revenue bonds	7,699,000	23,000	(91,000)	7,631,000
Other investments	1,979,000	0	(29,000)	1,950,000
	$336,562,000	$927,000	$(9,429,000)	$328,060,000
2015
U.S. Government agency debt obligations	$146,660,000	$1,932,000	$(1,552,000)	$147,040,000
Mortgage-backed securities	66,670,000	708,000	(304,000)	67,074,000
Municipal general obligation bonds	120,679,000	1,549,000	(205,000)	122,023,000
Municipal revenue bonds	8,841,000	76,000	(3,000)	8,914,000
Other investments	1,946,000	0	(5,000)	1,941,000
	$344,796,000	$4,265,000	$(2,069,000)	$346,992,000

(Continued)

MERCANTILE BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2016

NOTE 3 – SECURITIES (Continued)

Securities with unrealized losses at year-end 2016 and 2015, aggregated by investment category and length of time that individual securities have been in a continuous loss position, are as follows:

	Less than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
2016
U.S. Government agency debt obligations	$110,160,000	$7,172,000	$5,073,000	$165,000	$115,233,000	$7,337,000
Mortgage-backed securities	3,670,000	4,000	37,072,000	419,000	40,742,000	423,000
Municipal general obligation bonds	65,895,000	1,360,000	27,734,000	189,000	93,629,000	1,549,000
Municipal revenue bonds	1,921,000	90,000	206,000	1,000	2,127,000	91,000
Other investments	1,479,000	29,000	0	0	1,479,000	29,000
	$183,125,000	$8,655,000	$70,085,000	$774,000	$253,210,000	$9,429,000
2015
U.S. Government agency debt obligations	$0	$0	$76,496,000	$1,552,000	$76,496,000	$1,552,000
Mortgage-backed securities	18,025,000	69,000	34,660,000	235,000	52,685,000	304,000
Municipal general obligation bonds	1,981,000	4,000	30,134,000	201,000	32,115,000	205,000
Municipal revenue bonds	0	0	1,134,000	3,000	1,134,000	3,000
Other investments	1,446,000	5,000	0	0	1,446,000	5,000
	$21,452,000	$78,000	$142,424,000	$1,991,000	$163,876,000	$2,069,000

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

At December 31, 2016, 441 debt securities and one mutual fund with fair values totaling $253 million had unrealized losses aggregating $9.4 million. After we considered whether the securities were issued by the federal government or its agencies and whether downgrades by bond rating agencies had occurred, we determined that unrealized losses were due to changing interest rate environments. As we do not intend to sell our debt securities before recovery of their cost basis and we believe it is more likely than not that we will not be required to sell our debt securities before recovery of the cost basis, no unrealized losses are deemed to be other-than-temporary.

(Continued)

MERCANTILE BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2016

NOTE 3 – SECURITIES (Continued)

The amortized cost and fair values of debt securities at December 31, 2016, by maturity, are shown in the following table. The contractual maturity is utilized for U.S. Government agency debt obligations and municipal bonds. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity date, primarily mortgage-backed securities, are shown separately. Weighted average yields are also reflected, with yields for municipal securities shown at their tax equivalent yield.

	Weighted Average Yield	Amortized Cost	Fair Value
Due in one year or less	1.24%	$35,608,000	$35,638,000
Due from one to five years	2.09	81,073,000	80,872,000
Due from five to ten years	2.65	84,422,000	81,587,000
Due after ten years	2.84	86,151,000	80,621,000
Mortgage-backed securities	1.77	47,329,000	47,392,000
Other investments	2.66	1,979,000	1,950,000
	2.31%	$336,562,000	$328,060,000

Municipal general obligation bonds totaling $0.3 million and $1.5 million were sold during 2016 and 2015, respectively, resulting in a nominal net loss and net gain in the respective periods. No securities were sold during 2014.

Securities issued by the State of Michigan and all its political subdivisions had a combined amortized cost of $109 million and $106 million at December 31, 2016 and December 31, 2015, respectively, with estimated market values of $107 million at both dates. Securities issued by all other states and their political subdivisions had a combined amortized cost of $19.5 million and $24.0 million at December 31, 2016 and December 31, 2015, with estimated market values of $19.5 million and $24.1 million, respectively. Total securities of any other specific issuer, other than the U.S. Government and its agencies and the State of Michigan and all its political subdivisions, did not exceed 10% of shareholders’ equity.

The carrying value of U.S. Government agency debt obligations and mortgage-backed securities that are pledged to secure repurchase agreements was $132 million and $155 million at December 31, 2016 and 2015, respectively. Investments in FHLBI stock are restricted and may only be resold to, or redeemed by, the issuer.

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

December 31, 2016

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

December 31, 2016

NOTE 4 – LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

Increases in expected cash flows of acquired impaired loans subsequent to the Merger Date are recognized prospectively through adjustments of the yield on the loans or pools over their remaining lives, while decreases in expected cash flows are recognized as impairment through a provision for loan losses and an increase in the allowance.

Year-end loans disaggregated by class of loan within the loan portfolio segments were as follows:

	December 31, 2016		December 31, 2015		Percent Increase
	Balance	%	Balance	%	(Decrease)
Originated Loans
Commercial:
Commercial and industrial	$636,771,000	33.8%	$577,872,000	35.7%	10.2%
Vacant land, land development, and residential construction	26,519,000	1.4	30,138,000	1.9	(12.0)
Real estate – owner occupied	363,509,000	19.3	330,798,000	20.5	9.9
Real estate – non-owner occupied	652,054,000	34.6	520,754,000	32.2	25.2
Real estate – multi-family and residential rental	50,045,000	2.6	33,954,000	2.1	47.4
Total commercial	1,728,898,000	91.7	1,493,516,000	92.4	15.8

Retail:
Home equity and other	69,831,000	3.7	67,816,000	4.2	3.0
1-4 family mortgages	85,819,000	4.6	55,255,000	3.4	55.3
Total retail	155,650,000	8.3	123,071,000	7.6	26.5

Total originated loans	$1,884,548,000	100.0%	$1,616,587,000	100.0%	16.6%

(Continued)

MERCANTILE BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2016

NOTE 4 – LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

	December 31, 2016		December 31, 2015		Percent Increase
	Balance	%	Balance	%	(Decrease)
Acquired Loans
Commercial:
Commercial and industrial	$77,132,000	15.6%	$118,431,000	17.9%	(34.9%)
Vacant land, land development, and residential construction	8,309,000	1.7	14,982,000	2.3	(44.5)
Real estate – owner occupied	86,955,000	17.6	115,121,000	17.4	(24.5)
Real estate – non-owner occupied	96,215,000	19.5	123,597,000	18.7	(22.2)
Real estate – multi-family and residential rental	67,838,000	13.7	81,049,000	12.3	(16.3)
Total commercial	336,449,000	68.1	453,180,000	68.6	(25.8)

Retail:
Home equity and other	48,216,000	9.8	72,830,000	11.0	(33.8)
1-4 family mortgages	109,407,000	22.1	135,130,000	20.4	(19.0)
Total retail	157,623,000	31.9	207,960,000	31.4	(24.2)

Total acquired loans	$494,072,000	100.0%	$661,140,000	100.0%	(25.3%)

	December 31, 2016		December 31, 2015		Percent Increase
	Balance	%	Balance	%	(Decrease)
Total Loans
Commercial:
Commercial and industrial	$713,903,000	30.0%	$696,303,000	30.6%	2.5%
Vacant land, land development, and residential construction	34,828,000	1.5	45,120,000	2.0	(22.8)
Real estate – owner occupied	450,464,000	18.9	445,919,000	19.6	1.0
Real estate – non-owner occupied	748,269,000	31.5	644,351,000	28.3	16.1
Real estate – multi-family and residential rental	117,883,000	4.9	115,003,000	5.0	2.5
Total commercial	2,065,347,000	86.8	1,946,696,000	85.5	6.1

Retail:
Home equity and other	118,047,000	5.0	140,646,000	6.2	(16.1)
1-4 family mortgages	195,226,000	8.2	190,385,000	8.3	2.5
Total retail	313,273,000	13.2	331,031,000	14.5	(5.4)

Total loans	$2,378,620,000	100.0%	$2,277,727,000	100.0%	4.4%

(Continued)

MERCANTILE BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2016

NOTE 4 – LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

The total contractually required payments and carrying value of acquired impaired loans were $15.5 million and $6.2 million, respectively, as of December 31, 2016. The total contractually required payments and carrying value of acquired impaired loans were $24.6 million and $13.1 million, respectively, as of December 31, 2015. Changes in the accretable yield for acquired impaired loans for the years ended December 31, 2016 and December 31, 2015 were as follows:

2016
Balance at December 31, 2015	$5,193,000
Additions	245,000
Accretion income	(2,388,000)
Net reclassification from nonaccretable to accretable	4,635,000
Reductions (1)	(1,761,000)
Removal due to pool excess recovery (2)	(4,198,000)
Balance at December 31, 2016	$1,726,000

2015
Balance at December 31, 2014	$4,998,000
Additions	26,000
Accretion income	(2,607,000)
Net reclassification from nonaccretable to accretable	4,272,000
Reductions (1)	(1,496,000)
Balance at December 31, 2015	$5,193,000

(1)	Reductions primarily reflect the result of exit events, including loan payoffs and charge-offs.

(2)

Cost recovery accounting occurs once a pool’s recorded investment is reduced to zero based on the outcome of the aggregated loan level activity at cash flow estimation. Proceeds received on pools in recovery status are deemed as recovery income, and are recorded as interest income as payments are received, with accretion no longer being recognized.

Concentrations within the loan portfolio were as follows at year-end:

	2016		2015
	Balance	Percentage of Loan Portfolio	Balance	Percentage of Loan Portfolio
Commercial real estate loans to lessors of non-residential buildings	$562,902,000	23.7%	$506,721,000	22.2%

(Continued)

MERCANTILE BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2016

NOTE 4 – LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

Year-end nonperforming originated loans were as follows:

	2016	2015

Loans past due 90 days or more still accruing interest	$0	$0
Nonaccrual loans	3,328,000	1,954,000
Total nonperforming loans	$3,328,000	$1,954,000

Year-end nonperforming acquired loans were as follows:

	2016	2015

Loans past due 90 days or more still accruing interest	$0	$5,000
Nonaccrual loans	2,611,000	3,485,000
Total nonperforming loans	$2,611,000	$3,490,000

The recorded principal balance of all nonperforming loans was as follows:

	December 31, 2016	December 31, 2015
Commercial:
Commercial and industrial	$2,296,000	$458,000
Vacant land, land development, and residential construction	95,000	155,000
Real estate – owner occupied	285,000	1,797,000
Real estate – non-owner occupied	488,000	79,000
Real estate – multi-family and residential rental	17,000	157,000
Total commercial	3,181,000	2,646,000

Retail:
Home equity and other	496,000	771,000
1-4 family mortgages	2,262,000	2,027,000
Total retail	2,758,000	2,798,000

Total nonperforming loans	$5,939,000	$5,444,000

Acquired impaired loans are not reported as nonperforming loans based on acquired impaired loan accounting. Acquired non-impaired loans are placed on nonaccrual status and reported as nonperforming or past due using the same criteria applied to the originated loan portfolio.

(Continued)

MERCANTILE BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2016

NOTE 4 – LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

An age analysis of past due loans is as follows as of December 31, 2016:

	30 – 59 Days Past Due	60 – 89 Days Past Due	Greater Than 89 Days Past Due	Total Past Due	Current	Total Loans	Recorded Balance > 89 Days and Accruing
Originated Loans

Commercial:
Commercial and industrial	$0	$27,000	$0	$27,000	$636,744,000	$636,771,000	$0
Vacant land, land development, and residential construction	0	0	0	0	26,519,000	26,519,000	0
Real estate – owner occupied	0	0	0	0	363,509,000	363,509,000	0
Real estate – non-owner occupied	0	0	0	0	652,054,000	652,054,000	0
Real estate – multi-family and residential rental	0	0	0	0	50,045,000	50,045,000	0
Total commercial	0	27,000	0	27,000	1,728,871,000	1,728,898,000	0

Retail:
Home equity and other	46,000	98,000	0	144,000	69,687,000	69,831,000	0
1- 4 family mortgages	758,000	122,000	337,000	1,217,000	84,602,000	85,819,000	0
Total retail	804,000	220,000	337,000	1,361,000	154,289,000	155,650,000	0

Total past due loans	$804,000	$247,000	$337,000	$1,388,000	$1,883,160,000	$1,884,548,000	$0

(Continued)

MERCANTILE BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2016

NOTE 4 – LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

	30 – 59 Days Past Due	60 – 89 Days Past Due	Greater Than 89 Days Past Due	Total Past Due	Current	Total Loans	Recorded Balance > 89 Days and Accruing
Acquired Loans

Commercial:
Commercial and industrial	$0	$11,000	$16,000	$27,000	$77,105,000	$77,132,000	$0
Vacant land, land development, and residential construction	0	0	0	0	8,309,000	8,309,000	0
Real estate – owner occupied	62,000	0	50,000	112,000	86,843,000	86,955,000	0
Real estate – non-owner occupied	0	0	353,000	353,000	95,862,000	96,215,000	0
Real estate – multi-family and residential rental	0	0	17,000	17,000	67,821,000	67,838,000	0
Total commercial	62,000	11,000	436,000	509,000	335,940,000	336,449,000	0

Retail:
Home equity and other	258,000	26,000	45,000	329,000	47,887,000	48,216,000	0
1- 4 family mortgages	1,255,000	467,000	439,000	2,161,000	107,246,000	109,407,000	0
Total retail	1,513,000	493,000	484,000	2,490,000	155,133,000	157,623,000	0

Total past due loans	$1,575,000	$504,000	$920,000	$2,999,000	$491,073,000	$494,072,000	$0

(Continued)

MERCANTILE BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2016

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

(Continued)

MERCANTILE BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2016

NOTE 4 – LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

	30 – 59 Days Past Due	60 – 89 Days Past Due	Greater Than 89 Days Past Due	Total Past Due	Current	Total Loans	Recorded Balance > 89 Days and Accruing
Acquired Loans

Commercial:
Commercial and industrial	$0	$5,000	$541,000	$546,000	$117,885,000	$118,431,000	$0
Vacant land, land development, and residential construction	27,000	0	0	27,000	14,955,000	14,982,000	0
Real estate – owner occupied	323,000	425,000	1,142,000	1,890,000	113,231,000	115,121,000	0
Real estate – non-owner occupied	53,000	703,000	79,000	835,000	122,762,000	123,597,000	0
Real estate – multi-family and residential rental	223,000	54,000	0	277,000	80,772,000	81,049,000	0
Total commercial	626,000	1,187,000	1,762,000	3,575,000	449,605,000	453,180,000	0

Retail:
Home equity and other	395,000	44,000	28,000	467,000	72,363,000	72,830,000	0
1- 4 family mortgages	960,000	354,000	416,000	1,730,000	133,400,000	135,130,000	0
Total retail	1,355,000	398,000	444,000	2,197,000	205,763,000	207,960,000	0

Total past due loans	$1,981,000	$1,585,000	$2,206,000	$5,772,000	$655,368,000	$661,140,000	$0

(Continued)

MERCANTILE BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2016

NOTE 4 – LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

Impaired originated loans with no related allowance recorded were as follows as of December 31, 2016:

	Unpaid Contractual Principal Balance	Recorded Principal Balance	Related Allowance	Year-To- Date Average Recorded Principal Balance
With no related allowance recorded:
Commercial:
Commercial and industrial	$1,498,000	$1,498,000		$1,574,000
Vacant land, land development and residential construction	487,000	95,000		32,000
Real estate – owner occupied	0	0		270,000
Real estate – non-owner occupied	0	0		3,752,000
Real estate – multi-family and residential rental	130,000	130,000		43,000
Total commercial	2,115,000	1,723,000		5,671,000
Retail:
Home equity and other	114,000	114,000		99,000
1-4 family mortgages	1,270,000	630,000		813,000
Total retail	1,384,000	744,000		912,000

Total with no related allowance recorded	$3,499,000	$2,467,000		$6,583,000

(Continued)

MERCANTILE BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2016

NOTE 4 – LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

Impaired originated loans with an allowance recorded and total impaired originated loans were as follows as of December 31, 2016:

	Unpaid Contractual Principal Balance	Recorded Principal Balance	Related Allowance	Year-To- Date Average Recorded Principal Balance
With an allowance recorded:
Commercial:
Commercial and industrial	$2,405,000	$2,382,000	$673,000	$717,000
Vacant land, land development and residential construction	999,000	999,000	28,000	1,011,000
Real estate – owner occupied	906,000	906,000	97,000	2,095,000
Real estate – non-owner occupied	5,020,000	5,020,000	247,000	3,641,000
Real estate – multi-family and residential rental	1,040,000	1,040,000	258,000	812,000
Total commercial	10,370,000	10,347,000	1,303,000	8,276,000
Retail:
Home equity and other	434,000	412,000	203,000	449,000
1-4 family mortgages	204,000	157,000	66,000	144,000
Total retail	638,000	569,000	269,000	593,000

Total with an allowance recorded	$11,008,000	$10,916,000	$1,572,000	$8,869,000

Total impaired loans:
Commercial	$12,485,000	$12,070,000	$1,303,000	$13,947,000
Retail	2,022,000	1,313,000	269,000	1,505,000
Total impaired originated loans	$14,507,000	$13,383,000	$1,572,000	$15,452,000

(Continued)

MERCANTILE BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2016

NOTE 4 – LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

Impaired acquired loans with no related allowance recorded were as follows as of December 31, 2016:

	Unpaid Contractual Principal Balance	Recorded Principal Balance	Related Allowance	Year-To- Date Average Recorded Principal Balance
With no related allowance recorded:
Commercial:
Commercial and industrial	$853,000	$826,000		$1,074,000
Vacant land, land development and residential construction	0	0		0
Real estate – owner occupied	1,281,000	1,210,000		1,145,000
Real estate – non-owner occupied	928,000	789,000		932,000
Real estate – multi-family and residential rental	152,000	89,000		303,000
Total commercial	3,214,000	2,914,000		3,454,000
Retail:
Home equity and other	531,000	351,000		389,000
1-4 family mortgages	2,081,000	1,629,000		1,562,000
Total retail	2,612,000	1,980,000		1,951,000

Total with no related allowance recorded	$5,826,000	$4,894,000		$5,405,000

(Continued)

MERCANTILE BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2016

NOTE 4 – LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

Impaired acquired loans with an allowance recorded and total impaired acquired loans were as follows as of December 31, 2016:

	Unpaid Contractual Principal Balance	Recorded Principal Balance	Related Allowance	Year-To- Date Average Recorded Principal Balance
With an allowance recorded:
Commercial:
Commercial and industrial	$19,000	$19,000	$2,000	$207,000
Vacant land, land development and residential construction	0	0	0	0
Real estate – owner occupied	48,000	48,000	3,000	38,000
Real estate – non-owner occupied	0	0	0	0
Real estate – multi-family and residential rental	0	0	0	5,000
Total commercial	67,000	67,000	5,000	250,000
Retail:
Home equity and other	0	0	0	0
1-4 family mortgages	172,000	172,000	4,000	120,000
Total retail	172,000	172,000	4,000	120,000

Total with an allowance recorded	$239,000	$239,000	$9,000	$370,000

Total impaired loans:
Commercial	$3,281,000	$2,981,000	$5,000	$3,704,000
Retail	2,784,000	2,152,000	4,000	2,071,000
Total impaired acquired loans	$6,065,000	$5,133,000	$9,000	$5,775,000

(Continued)

MERCANTILE BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2016

NOTE 4 – LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

Impaired originated loans with no related allowance recorded were as follows as of December 31, 2015:

	Unpaid Contractual Principal Balance	Recorded Principal Balance	Related Allowance	Year-To- Date Average Recorded Principal Balance
With no related allowance recorded:
Commercial:
Commercial and industrial	$1,509,000	$1,501,000		$1,683,000
Vacant land, land development and residential construction	0	0		81,000
Real estate – owner occupied	712,000	505,000		927,000
Real estate – non-owner occupied	5,696,000	5,696,000		3,703,000
Real estate – multi-family and residential rental	0	0		186,000
Total commercial	7,917,000	7,702,000		6,580,000
Retail:
Home equity and other	14,000	5,000		153,000
1-4 family mortgages	1,328,000	657,000		637,000
Total retail	1,342,000	662,000		790,000

Total with no related allowance recorded	$9,259,000	$8,364,000		$7,370,000

(Continued)

MERCANTILE BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2016

NOTE 4 – LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

Impaired originated loans with an allowance recorded and total impaired originated loans were as follows as of December 31, 2015:

	Unpaid Contractual Principal Balance	Recorded Principal Balance	Related Allowance	Year-To- Date Average Recorded Principal Balance
With an allowance recorded:
Commercial:
Commercial and industrial	$352,000	$305,000	$165,000	$2,314,000
Vacant land, land development and residential construction	2,017,000	1,655,000	245,000	1,952,000
Real estate – owner occupied	5,867,000	1,314,000	242,000	7,285,000
Real estate – non-owner occupied	4,841,000	4,841,000	201,000	9,265,000
Real estate – multi-family and residential rental	1,028,000	1,028,000	365,000	1,219,000
Total commercial	14,105,000	9,143,000	1,218,000	22,035,000
Retail:
Home equity and other	600,000	562,000	209,000	227,000
1-4 family mortgages	165,000	128,000	47,000	538,000
Total retail	765,000	690,000	256,000	765,000

Total with an allowance recorded	$14,870,000	$9,833,000	$1,474,000	$22,800,000

Total impaired loans:
Commercial	$22,022,000	$16,845,000	$1,218,000	$28,615,000
Retail	2,107,000	1,352,000	256,000	1,555,000
Total impaired originated loans	$24,129,000	$18,197,000	$1,474,000	$30,170,000

(Continued)

MERCANTILE BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2016

NOTE 4 – LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

Impaired acquired loans with no related allowance recorded were as follows as of December 31, 2015:

	Unpaid Contractual Principal Balance	Recorded Principal Balance	Related Allowance	Year-To- Date Average Recorded Principal Balance
With no related allowance recorded:
Commercial:
Commercial and industrial	$1,528,000	$1,494,000		$1,444,000
Vacant land, land development and residential construction	0	0		0
Real estate – owner occupied	2,233,000	1,952,000		818,000
Real estate – non-owner occupied	880,000	880,000		565,000
Real estate – multi-family and residential rental	452,000	404,000		1,520,000
Total commercial	5,093,000	4,730,000		4,347,000
Retail:
Home equity and other	471,000	310,000		400,000
1-4 family mortgages	1,804,000	1,548,000		994,000
Total retail	2,275,000	1,858,000		1,394,000

Total with no related allowance recorded	$7,368,000	$6,588,000		$5,741,000

(Continued)

MERCANTILE BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2016

NOTE 4 – LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

Impaired acquired loans with an allowance recorded and total impaired acquired loans were as follows as of December 31, 2015:

	Unpaid Contractual Principal Balance	Recorded Principal Balance	Related Allowance	Year-To- Date Average Recorded Principal Balance
With an allowance recorded:
Commercial:
Commercial and industrial	$383,000	$376,000	$102,000	$127,000
Vacant land, land development and residential construction	0	0	0	0
Real estate – owner occupied	51,000	51,000	4,000	823,000
Real estate – non-owner occupied	0	0	0	0
Real estate – multi-family and residential rental	23,000	23,000	0	21,000
Total commercial	457,000	450,000	106,000	971,000
Retail:
Home equity and other	0	0	0	0
1-4 family mortgages	175,000	175,000	6,000	185,000
Total retail	175,000	175,000	6,000	185,000

Total with an allowance recorded	$632,000	$625,000	$112,000	$1,156,000

Total impaired loans:
Commercial	$5,550,000	$5,180,000	$106,000	$5,318,000
Retail	2,450,000	2,033,000	6,000	1,579,000
Total impaired acquired loans	$8,000,000	$7,213,000	$112,000	$6,897,000

Impaired loans for which no allocation of the allowance for loan losses has been made generally reflect situations whereby the loans have been charged-down to estimated collateral value. Interest income recognized on accruing troubled debt restructurings totaled $1.2 million, $2.4 million and $1.8 million during 2016, 2015 and 2014, respectively. Interest income recognized on nonaccrual loans totaled less than $0.1 million, $1.7 million and less than $0.1 million during 2016, 2015 and 2014, respectively, reflecting the collection of interest at the time of principal pay-off. Lost interest income on nonaccrual loans totaled less than $0.1 million, $0.3 million and $0.1 million during 2016, 2015 and 2014, respectively.

(Continued)

MERCANTILE BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2016

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

Loans by credit quality indicators were as follows as of December 31, 2016:

Originated Loans

Commercial credit exposure – credit risk profiled by internal credit risk grades:

	Commercial and Industrial	Commercial Vacant Land, Land Development, and Residential Construction	Commercial Real Estate - Owner Occupied	Commercial Real Estate - Non-Owner Occupied	Commercial Real Estate - Multi-Family and Residential Rental

Internal credit risk grade groupings:
Grades 1 – 4	$440,219,000	$16,378,000	$238,890,000	$542,294,000	$29,793,000
Grades 5 – 7	190,170,000	10,046,000	123,517,000	109,304,000	19,082,000
Grades 8 – 9	6,382,000	95,000	1,102,000	456,000	1,170,000
Total commercial	$636,771,000	$26,519,000	$363,509,000	$652,054,000	$50,045,000

Retail credit exposure – credit risk profiled by collateral type:

	Retail	Retail
	Home Equity	1-4 Family
	and Other	Mortgages

Total retail	$69,831,000	$85,819,000

(Continued)

MERCANTILE BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2016

NOTE 4 – LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

Acquired Loans

Commercial credit exposure – credit risk profiled by internal credit risk grades:

	Commercial and Industrial	Commercial Vacant Land, Land Development, and Residential Construction	Commercial Real Estate - Owner Occupied	Commercial Real Estate - Non-Owner Occupied	Commercial Real Estate - Multi-Family and Residential Rental

Internal credit risk grade groupings:
Grades 1 – 4	$40,911,000	$1,887,000	$36,246,000	$57,671,000	$39,574,000
Grades 5 – 7	35,233,000	6,164,000	49,255,000	37,040,000	28,015,000
Grades 8 – 9	988,000	258,000	1,454,000	1,504,000	249,000
Total commercial	$77,132,000	$8,309,000	$86,955,000	$96,215,000	$67,838,000

Retail credit exposure – credit risk profiled by collateral type:

	Retail	Retail
	Home Equity	1-4 Family
	and Other	Mortgages

Total retail	$48,216,000	$109,407,000

(Continued)

MERCANTILE BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2016

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

December 31, 2016

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

December 31, 2016

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

(Continued)

MERCANTILE BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2016

NOTE 4 – LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

The allowance for originated loan losses and recorded investments in originated loans for the year-ended December 31, 2016 are as follows:

	Commercial Loans	Retail Loans	Unallocated	Total
Allowance for loan losses:
Beginning balance	$13,672,000	$1,421,000	$140,000	$15,233,000
Provision for loan losses	2,247,000	1,031,000	(180,000)	3,098,000
Charge-offs	(980,000)	(1,153,000)	0	(2,133,000)
Recoveries	1,087,000	583,000	0	1,670,000
Ending balance	$16,026,000	$1,882,000	$(40,000)	$17,868,000

Ending balance: individually evaluated for impairment	$1,303,000	$269,000	$0	$1,572,000

Ending balance: collectively evaluated for impairment	$14,723,000	$1,613,000	$(40,000)	$16,296,000

Total loans:
Ending balance	$1,728,898,000	$155,650,000		$1,884,548,000

Ending balance: individually evaluated for impairment	$12,070,000	$1,313,000		$13,383,000

Ending balance: collectively evaluated for impairment	$1,716,828,000	$154,337,000		$1,871,165,000

The allowance for acquired loan losses for the year-ended December 31, 2016 is as follows:

	Commercial Loans	Retail Loans	Unallocated	Total
Allowance for loan losses:
Beginning balance	$420,000	$28,000	$0	$448,000
Provision for loan losses	(303,000)	105,000	0	(198,000)
Charge-offs	0	(72,000)	0	(72,000)
Recoveries	(42,000)	(43,000)	0	(85,000)
Ending balance	$75,000	$18,000	$0	$93,000

The negative loan recoveries reflected for acquired loans during 2016 resulted from reversals of prior period recoveries associated with certain purchased credit impaired loans that were subject to pre-acquisition charge-offs. Post-acquisition payments received on these loans were previously reported as loan loss recoveries in prior periods; during 2016 these recoveries were reversed and reported as recovery income if associated with specifically reviewed purchase credit impaired loans or retained gains if associated with purchase credit impaired pooled loans.

(Continued)

MERCANTILE BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2016

NOTE 4 – LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

The allowance for originated loan losses and recorded investments in originated loans for the year-ended December 31, 2015 are as follows:

	Commercial Loans	Retail Loans	Unallocated	Total
Allowance for loan losses:
Beginning balance	$17,736,000	$1,487,000	$76,000	$19,299,000
Provision for loan losses	(1,771,000)	1,006,000	64,000	(701,000)
Charge-offs	(4,915,000)	(1,280,000)	0	(6,195,000)
Recoveries	2,622,000	208,000	0	2,830,000
Ending balance	$13,672,000	$1,421,000	$140,000	$15,233,000

Ending balance: individually evaluated for impairment	$1,218,000	$256,000	$0	$1,474,000

Ending balance: collectively evaluated for impairment	$12,454,000	$1,165,000	$140,000	$13,759,000

Total loans:
Ending balance	$1,493,516,000	$123,071,000		$1,616,587,000

Ending balance: individually evaluated for impairment	$16,845,000	$1,352,000		$18,197,000

Ending balance: collectively evaluated for impairment	$1,476,671,000	$121,719,000		$1,598,390,000

The allowance for acquired loan losses for the year-ended December 31, 2015 is as follows:

	Commercial Loans	Retail Loans	Unallocated	Total
Allowance for loan losses:
Beginning balance	$738,000	$4,000	$0	$742,000
Provision for loan losses	(286,000)	(13,000)	0	(299,000)
Charge-offs	(77,000)	(7,000)	0	(84,000)
Recoveries	45,000	44,000	0	89,000
Ending balance	$420,000	$28,000	$0	$448,000

(Continued)

MERCANTILE BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2016

NOTE 4 – LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

The allowance for originated loan losses and recorded investments in originated loans for the year-ended December 31, 2014 are as follows:

	Commercial Loans	Retail Loans	Unallocated	Total
Allowance for loan losses:
Beginning balance	$20,455,000	$2,358,000	$8,000	$22,821,000
Provision for loan losses	(3,140,000)	(721,000)	68,000	(3,793,000)
Charge-offs	(876,000)	(554,000)	0	(1,430,000)
Recoveries	1,297,000	404,000	0	1,701,000
Ending balance	$17,736,000	$1,487,000	$76,000	$19,299,000

Ending balance: individually evaluated for impairment	$9,374,000	$778,000	$0	$10,152,000

Ending balance: collectively evaluated for impairment	$8,362,000	$709,000	$76,000	$9,147,000

Total loans:
Ending balance	$1,153,189,000	$92,927,000		$1,246,116,000

Ending balance: individually evaluated for impairment	$45,021,000	$2,835,000		$47,856,000

Ending balance: collectively evaluated for impairment	$1,108,168,000	$90,092,000		$1,198,260,000

The allowance for acquired loan losses for the year-ended December 31, 2014 is as follows:

	Commercial Loans	Retail Loans	Unallocated	Total
Allowance for loan losses:
Beginning balance	$0	$0	$0	$0
Provision for loan losses	791,000	2,000	0	793,000
Charge-offs	(55,000)	(16,000)	0	(71,000)
Recoveries	2,000	18,000	0	20,000
Ending balance	$738,000	$4,000	$0	$742,000

In accordance with the applicable accounting guidance for business combinations, there was no carry-over of Firstbank’s previously established allowance for loan losses.

(Continued)

MERCANTILE BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2016

NOTE 4 – LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

Loans modified as troubled debt restructurings during the year-ended December 31, 2016 were as follows:

		Pre-	Post-
		Modification	Modification
		Recorded	Recorded
	Number of	Principal	Principal
	Contracts	Balance	Balance
Originated Loans

Commercial:
Commercial and industrial	8	$1,445,000	$2,103,000
Vacant land, land development and residential construction	0	0	0
Real estate – owner occupied	1	167,000	167,000
Real estate – non-owner occupied	1	462,000	462,000
Real estate – multi-family and residential rental	4	165,000	276,000
Total commercial	14	2,239,000	3,008,000

Retail:
Home equity and other	3	240,000	240,000
1-4 family mortgages	1	33,000	40,000
Total retail	4	273,000	280,000

Total	18	$2,512,000	$3,288,000

Acquired Loans

Commercial:
Commercial and industrial	0	$0	$0
Vacant land, land development and residential construction	0	0	0
Real estate – owner occupied	3	739,000	739,000
Real estate – non-owner occupied	2	209,000	209,000
Real estate – multi-family and residential rental	1	7,000	7,000
Total commercial	6	955,000	955,000

Retail:
Home equity and other	4	93,000	94,000
1-4 family mortgages	1	19,000	19,000
Total retail	5	112,000	113,000

Total	11	$1,067,000	$1,068,000

(Continued)

MERCANTILE BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2016

NOTE 4 – LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

Loans modified as troubled debt restructurings during the year-ended December 31, 2015 were as follows:

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

December 31, 2016

NOTE 4 – LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

The following originated loans, modified as troubled debt restructurings within the previous twelve months, became over 30 days past due during the year-ended December 31, 2016 (amounts as of period end):

	Number of Contracts	Recorded Principal Balance
Commercial:
Commercial and industrial	0	$0
Vacant land, land development and residential construction	0	0
Real estate – owner occupied	0	0
Real estate – non-owner occupied	0	0
Real estate – multi-family and residential rental	0	0
Total commercial	0	0
Retail:
Home equity and other	0	0
1-4 family mortgages	0	0
Total retail	0	0

Total	0	$0

The following acquired loans, modified as troubled debt restructurings within the previous twelve months, became over 30 days past due during the year-ended December 31, 2016 (amounts as of period end):

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

December 31, 2016

NOTE 4 – LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

The following originated loans, modified as troubled debt restructurings within the previous twelve months, became over 30 days past due during the year-ended December 31, 2015 (amounts as of period end):

	Number of Contracts	Recorded Principal Balance
Commercial:
Commercial and industrial	0	$0
Vacant land, land development and residential construction	0	0
Real estate – owner occupied	0	0
Real estate – non-owner occupied	0	0
Real estate – multi-family and residential rental	0	0
Total commercial	0	0
Retail:
Home equity and other	0	0
1-4 family mortgages	0	0
Total retail	0	0

Total	0	$0

The following acquired loans, modified as troubled debt restructurings within the previous twelve months, became over 30 days past due during the year-ended December 31, 2015 (amounts as of period end):

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

(Continued)

MERCANTILE BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2016

NOTE 4 – LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

Activity for originated loans categorized as troubled debt restructurings during the year-ended December 31, 2016 is as follows:

	Commercial and	Commercial Vacant Land, Land Development, and Residential	Commercial Real Estate - Owner	Commercial Real Estate - Non-Owner	Commercial Real Estate - Multi-Family and Residential
	Industrial	Construction	Occupied	Occupied	Rental

Commercial Loan Portfolio:
Beginning Balance	$2,028,000	$2,086,000	$1,400,000	$10,657,000	$476,000
Charge-Offs	0	0	0	0	0
Payments	(555,000)	(598,000)	(591,000)	(6,004,000)	(30,000)
Transfers to ORE	0	0	0	0	0
Net Additions/Deletions	30,000	0	97,000	457,000	270,000
Ending Balance	$1,503,000	$1,488,000	$906,000	$5,110,000	$716,000

	Retail Home Equity and Other	Retail 1-4 Family Mortgages

Retail Loan Portfolio:
Beginning Balance	$146,000	$128,000
Charge-Offs	0	0
Payments	(1,000)	(11,000)
Transfers to ORE	0	0
Net Additions/Deletions	240,000	40,000
Ending Balance	$385,000	$157,000

(Continued)

MERCANTILE BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2016

NOTE 4 – LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

Activity for acquired loans categorized as troubled debt restructurings during the year-ended December 31, 2016 is as follows:

	Commercial and Industrial	Commercial Vacant Land, Land Development, and Residential Construction	Commercial Real Estate - Owner Occupied	Commercial Real Estate - Non-Owner Occupied	Commercial Real Estate - Multi-Family and Residential Rental

Commercial Loan Portfolio:
Beginning Balance	$1,686,000	$0	$1,652,000	$647,000	$331,000
Charge-Offs	(48,000)	0	0	0	0
Payments	(513,000)	0	(1,514,000)	(110,000)	(278,000)
Transfers to ORE	0	0	0	0	0
Net Additions/Deletions	0	0	762,000	191,000	7,000
Ending Balance	$1,125,000	$0	$900,000	$728,000	$60,000

	Retail Home Equity and Other	Retail 1-4 Family Mortgages

Retail Loan Portfolio:
Beginning Balance	$141,000	$316,000
Charge-Offs	0	0
Payments	(30,000)	(9,000)
Transfers to ORE	0	0
Net Additions/Deletions	97,000	19,000
Ending Balance	$208,000	$326,000

(Continued)

MERCANTILE BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2016

NOTE 4 – LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

Activity for originated loans categorized as troubled debt restructurings during the year-ended December 31, 2015 is as follows:

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

December 31, 2016

NOTE 4 – LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

Activity for acquired loans categorized as troubled debt restructurings during the year-ended December 31, 2015 is as follows:

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

December 31, 2016

NOTE 4 – LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

Activity for originated loans categorized as troubled debt restructurings during the year-ended December 31, 2014 is as follows:

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

December 31, 2016

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

(Continued)

MERCANTILE BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2016

NOTE 4 – LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

The allowance related to loans categorized as troubled debt restructurings was as follows:

	December 31, 2016	December 31, 2015
Commercial:
Commercial and industrial	$9,000	$221,000
Vacant land, land development, and residential construction	28,000	186,000
Real estate – owner occupied	100,000	115,000
Real estate – non-owner occupied	247,000	201,000
Real estate – multi-family and residential rental	258,000	365,000
Total commercial	642,000	1,088,000

Retail:
Home equity and other	48,000	14,000
1-4 family mortgages	4,000	6,000
Total retail	52,000	20,000

Total related allowance	$694,000	$1,108,000

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

NOTE 5 - PREMISES AND EQUIPMENT, NET

Year-end premises and equipment were as follows:

	2016	2015

Land and improvements	$17,285,000	$16,529,000
Buildings	39,691,000	39,394,000
Furniture and equipment	17,195,000	16,978,000
	74,171,000	72,901,000
Less: accumulated depreciation	28,715,000	26,039,000

Total premises and equipment	$45,456,000	$46,862,000

(Continued)

MERCANTILE BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2016

NOTE 5 - PREMISES AND EQUIPMENT, NET (Continued)

Future lease payments total $1.0 million, comprised of $0.4 million in one year, $0.4 million in one to three years and $0.2 million in three to five years. Depreciation expense totaled $2.9 million in 2016, $3.0 million in 2015, and $2.3 million in 2014.

NOTE 6 – MORTGAGE LOAN SERVICING

Mortgage loans serviced for others are not reported as assets in the Consolidated Balance Sheets. The year-end aggregate unpaid principal balances of mortgage loans serviced for others were as follows:

	2016	2015
Mortgage loan portfolios serviced for:
Federal Home Loan Mortgage Corporation	$597,389,000	$598,510,000
Federal Home Loan Bank	10,501,000	4,675,000
Total mortgage loans serviced for others	$607,890,000	$603,185,000

Custodial escrow balances maintained in connection with serviced loans were $4.6 million and $3.0 million as of December 31, 2016 and December 31, 2015, respectively.

Activity for capitalized mortgage loan servicing rights during 2016 and 2015 was as follows:

	2016	2015

Balance at beginning of year	$6,121,000	$6,712,000
Additions	1,378,000	1,487,000
Amortized to expense	(1,955,000)	(2,078,000)

Balance at end of year	$5,544,000	$6,121,000

We determined that no valuation allowance was necessary as of December 31, 2016 or December 31, 2015. The estimated fair value of mortgage servicing rights was $8.0 million and $7.8 million as of December 31, 2016 and December 31, 2015, respectively. The fair value of mortgage servicing rights is estimated using a valuation model that calculates the present value of estimated future net servicing cash flows, taking into consideration expected mortgage loan prepayment rates, discount rates, servicing costs and other economic factors, which are determined based on current market conditions. During 2016, fair value was determined using a discount rate of 7.01%, a weighted average constant prepayment rate of 11.5%, depending on the stratification of the specific right, and a weighted average delinquency rate of 0.68%. During 2015, fair value was determined using a discount rate of 7.10%, a weighted average constant prepayment rate of 11.7%, depending on the stratification of the specific right, and a weighted average delinquency rate of 0.90%.

(Continued)

MERCANTILE BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2016

NOTE 6 – MORTGAGE LOAN SERVICING (Continued)

The weighted average amortization period was 3.6 years as of December 31, 2016 and December 31, 2015. Estimated amortization as of December 31, 2016 is as follows:

2017	$1,277,000
2018	1,057,000
2019	884,000
2020	729,000
2021	597,000
Thereafter	1,000,000

NOTE 7 – CORE DEPOSIT INTANGIBLE ASSETS, NET

The gross carrying amount of core deposit intangible assets totaled $17.5 million as of December 31, 2016 and December 31, 2015. As of December 31, 2016, the accumulated amortization on core deposit intangible assets was $7.5 million, providing for a net carry balance of $10.0 million. As of December 31, 2015, the accumulated amortization on core deposit intangible assets was $4.9 million, providing for a net carry balance of $12.6 million.

The scheduled amortization expense on core deposit intangible assets in future periods is:

2017	$2,357,000
2018	2,039,000
2019	1,721,000
2020	1,403,000
2021	1,086,000
Thereafter	1,351,000

(Continued)

MERCANTILE BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2016

NOTE 8 – DEPOSITS

Deposits at year-end are summarized as follows:

	December 31, 2016		December 31, 2015		Percent Increase
	Balance	%	Balance	%	(Decrease)

Noninterest-bearing demand	$810,600,000	34.1%	$674,568,000	29.6%	20.2%
Interest-bearing checking	377,929,000	15.9	403,354,000	17.7	(6.3)
Money market	272,051,000	11.5	274,395,000	12.1	(0.9)
Savings	344,988,000	14.5	332,794,000	14.6	3.7
Time, under $100,000	146,169,000	6.2	155,655,000	6.9	(6.1)
Time, $100,000 and over	347,058,000	14.6	313,247,000	13.8	10.8
Total local deposits	2,298,795,000	96.8	2,154,013,000	94.7	6.7

Out-of-area time, under $100,000	0	NM	149,000	< 0.1	NM
Out-of-area time, $100,000 and over	76,190,000	3.2	121,220,000	5.3	(37.1)
Total out-of-area deposits	76,190,000	3.2	121,369,000	5.3	(37.2)

Total deposits	$2,374,985,000	100.0%	$2,275,382,000	100.0%	4.4%

Out-of-area time deposits consist of deposits obtained from depositors outside of our primary market areas exclusively through deposit brokers.

The following table depicts the maturity distribution for time deposits at year-end:

	2016	2015

In one year or less	$358,259,000	$305,122,000
In one to two years	92,042,000	145,775,000
In two to three years	34,204,000	71,988,000
In three to four years	35,523,000	37,527,000
In four to five years	49,389,000	29,859,000

Total certificates of deposit	$569,417,000	$590,271,000

The following table depicts the maturity distribution for time deposits with balances of $100,000 or more at year-end:

	2016	2015

Up to three months	$101,444,000	$73,783,000
Three months to six months	87,277,000	50,375,000
Six months to twelve months	79,656,000	91,786,000
Over twelve months	154,871,000	218,523,000

Total certificates of deposit	$423,248,000	$434,467,000

Total time deposits of more than $250,000 totaled $214 million and $180 million at year-end 2016 and 2015, respectively.

(Continued)

MERCANTILE BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2016

NOTE 9 – SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

Information regarding securities sold under agreements to repurchase at year-end is summarized below:

	2016	2015

Outstanding balance at year-end	$131,710,000	$154,771,000
Weighted average interest rate at year-end	0.16%	0.11%

Average daily balance during the year	$149,079,000	$146,826,000
Weighted average interest rate during the year	0.14%	0.11%

Maximum daily balance during the year	$175,088,000	$168,211,000

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

NOTE 10 - FEDERAL HOME LOAN BANK ADVANCES

Federal Home Loan Bank of Indianapolis (“FHLBI”) advances totaled $175 million at December 31, 2016, and were expected to mature at varying dates from March 2017 through April 2023, with fixed rates of interest from 1.04% to 2.11% and averaging 1.48%. FHLBI advances totaled $68.0 million at December 31, 2015, and were expected to mature at varying dates ranging from December 2016 through August 2022, with fixed rates of interest from 1.22% to 2.11% and averaging 1.49%.

Each advance is payable at its maturity date, and is subject to a prepayment fee if paid prior to the maturity date. The advances are generally collateralized by a blanket lien on our residential mortgage loan portfolio. Our borrowing line of credit as of December 31, 2016 totaled $517 million, with availability of $342 million.

Scheduled maturities as of December 31, 2016:

2017	$45,000,000
2018	20,000,000
2019	20,000,000
2020	20,000,000
2021	30,000,000
Thereafter	40,000,000

(Continued)

MERCANTILE BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2016

NOTE 11 - FEDERAL INCOME TAXES

The consolidated income tax expense is as follows:

	2016	2015	2014

Current expense	$15,786,000	$7,399,000	$3,359,000
Deferred expense	(699,000)	4,592,000	4,506,000
Change in valuation allowance	(113,000)	(180,000)	0
Tax expense	$14,974,000	$11,811,000	$7,865,000

A reconciliation of the differences between the federal income tax expense recorded and the amount computed by applying the federal statutory rate to income before income taxes is as follows:

	2016	2015	2014

Tax at statutory rate (35%)	$16,410,000	$13,591,000	$8,819,000
Increase (decrease) from
Tax-exempt interest	(876,000)	(781,000)	(621,000)
Bank owned life insurance	(440,000)	(384,000)	(415,000)
Change in valuation allowance	(113,000)	(180,000)	0
Other	(7,000)	(435,000)	82,000
Tax expense	$14,974,000	$11,811,000	$7,865,000

(Continued)

MERCANTILE BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2016

NOTE 11 - FEDERAL INCOME TAXES (Continued)

Significant components of deferred tax assets and liabilities as of December 31, 2016 and 2015 are as follows:

	2016	2015
Deferred income tax assets
Allowance for loan losses	$6,286,000	$5,488,000
Deferred compensation	1,175,000	1,367,000
Stock compensation	786,000	767,000
Nonaccrual loan interest income	623,000	602,000
Deferred loan fees	496,000	504,000
Capital loss carryforward	157,000	270,000
Fair value write-downs on foreclosed properties	24,000	115,000
Fair value of interest rate swap	30,000	89,000
Unrealized loss on securities	2,976,000	0
Other	408,000	283,000
Deferred tax asset before valuation allowance	12,961,000	9,485,000
Valuation allowance	(157,000)	(270,000)
Deferred tax asset after valuation allowance	12,804,000	9,215,000

Deferred income tax liabilities
Depreciation	928,000	1,128,000
Prepaid expenses	463,000	378,000
Core deposit intangible	3,423,000	4,349,000
Mortgage loan servicing rights	1,940,000	2,142,000
Unrealized gain on securities	0	768,000
Business combination adjustments	2,183,000	1,091,000
Other	199,000	188,000
Deferred tax liability	9,136,000	10,044,000

Total net deferred tax asset (liability)	$3,668,000	$(829,000)

A valuation allowance related to deferred tax assets is required when it is considered more likely than not that all or part of the benefits related to such assets will not be realized. At December 31, 2016 and 2015, we carried a valuation allowance of $0.2 million and $0.3 million, respectively, against capital loss carryforwards generated by the disposal of certain capital investments acquired in our merger with Firstbank. During 2016 and 2015, we reversed $0.1 million and $0.2 million, respectively, of the valuation allowance due to generation of capital gains during the year. The remaining $0.5 million of capital loss carryforwards will expire at December 31, 2020 and we continue to carry a valuation allowance against the related deferred tax asset. We believe the remainder of our deferred tax assets is more likely than not to be realized.

We had no unrecognized tax benefits at any time during 2016 or 2015 and do not anticipate any significant increase in unrecognized tax benefits during 2017. Should the accrual of any interest or penalties relative to unrecognized tax benefits be necessary, it is our policy to record such accruals in our income tax accounts; no such accruals existed at any time during 2016 or 2015. Our U.S. federal income tax returns are no longer subject to examination for all years before 2013.

(Continued)

MERCANTILE BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2016

NOTE 12 – STOCK-BASED COMPENSATION

Stock-based compensation plans are used to provide directors and employees with an increased incentive to contribute to our long-term performance and growth, to align the interests of directors and employees with the interests of our shareholders through the opportunity for increased stock ownership and to attract and retain directors and employees. No stock option or restricted stock grants were made during 2013 due to the pending merger with Firstbank. During 2014 and 2015, stock option and restricted stock grants were provided to certain employees through the Stock Incentive Plan of 2006. During 2016, stock option and restricted stock grants were provided to certain employees through the Stock Incentive Plan of 2016. Stock grants were provided to directors as retainer payments during 2014 and 2015 through the Stock Incentive Plan of 2006, and during 2016 through the Stock Incentive Plan of 2016. The Stock Incentive Plan of 2006 expired on January 18, 2016, and was effectively replaced with the Stock Incentive Plan of 2016 that was approved by shareholders in May, 2016.

Under the Stock Incentive Plan of 2006 and the Stock Incentive Plan of 2016, incentive awards may include, but are not limited to, stock options, restricted stock, stock appreciation rights and stock awards. Incentive awards that are stock options or stock appreciation rights are granted with an exercise price not less than the closing price of our common stock on the date of grant. Price, vesting and expiration date parameters are determined by Mercantile’s Compensation Committee on a grant-by-grant basis. No payments are required from employees for restricted stock awards. The restricted stock awards granted during 2014, 2015 and 2016 fully vest after three years. The stock options granted during 2014, 2015 and 2016, which were at 110% of the market price on the date of grant, fully vest after two years and expire after seven years. At year-end 2016, there were approximately 407,000 shares authorized for future incentive awards.

In conjunction with the Firstbank merger, all of our outstanding restricted stock awards, which were scheduled to vest in full in November, 2014, became fully vested on June 1, 2014, resulting in the recognition of compensation expense of $0.2 million in the second quarter of 2014 to reflect the accelerated vesting of the restricted stock awards. The unrecognized compensation cost related to unvested stock options was less than $0.1 million as of December 31, 2016, which will be recognized as expense in 2017. The unrecognized compensation cost related to restricted stock grants was $4.3 million as of December 31, 2016, which will be recognized as expense over the next three years.

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

(Continued)

MERCANTILE BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2016

NOTE 12 – STOCK-BASED COMPENSATION (Continued)

A summary of restricted stock activity from grants issued under Mercantile plans during the past three years is as follows:

	2016		2015		2014
	Shares	Weighted Average Fair Value	Shares	Weighted Average Fair Value	Shares	Weighted Average Fair Value

Nonvested at beginning of year	155,501	$22.25	101,490	$20.13	63,800	$14.30
Granted	86,250	32.19	65,933	25.14	101,490	20.13
Vested	(7,622)	20.23	(4,666)	20.13	(63,300)	14.30
Forfeited	(5,786)	21.90	(7,256)	20.13	(500)	14.30
Nonvested at end of year	228,343	$26.09	155,501	$22.25	101,490	$20.13

A summary of stock option activity from grants issued under Mercantile plans during the past three years is as follows:

	2016		2015			2014
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price		Shares	Weighted Average Exercise Price

Outstanding at beginning of year	11,308	$24.50	35,335		$31.09	60,876	$33.11
Granted	6,500	36.22	4,820		27.66	6,488	22.15
Exercised	(1,000)	22.15	(2,700)		6.21	(2,845)	17.74
Forfeited or expired	0	NA	(26,147)		35.88	(29,184)	34.60
Outstanding at end of year	16,808	$29.17	11,308		$24.50	35,335	$31.09
Options exercisable at year-end	5,488	$22.15	0	$	NA	28,847	$33.11

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

December 31, 2016

NOTE 12 – STOCK-BASED COMPENSATION (Continued)

The fair value of stock options granted during 2016, 2015 and 2014 was determined using the following weighted-average assumptions as of the grant date.

	2016	2015	2014

Risk-free interest rate	1.78%	1.67%	1.56%
Expected option life (years)	5	5	5
Expected stock price volatility	26%	29%	26%
Dividend yield	2.5%	2.5%	2.5%

Options issued under Mercantile plans outstanding at year-end 2016 were as follows:

			Outstanding			Exercisable
				Weighted Average	Weighted		Weighted
Range of				Remaining	Average		Average
Exercise				Contractual	Exercise		Exercise
Prices			Number	Life (Years)	Price	Number	Price

$20.00	-	$24.00	5,488	4.9	$22.15	5,488	$22.15
$24.01	-	$28.00	4,820	5.9	27.66	0	NA
$36.00	-	$40.00	6,500	6.9	36.22	0	NA
Outstanding at year end			16,808	6.0	$29.17	5,488	$22.15

Information related to options issued under various Mercantile plans outstanding at year-end 2016, 2015 and 2014 is as follows:

	2016	2015	2014

Minimum exercise price	$22.15	$22.15	$6.21
Maximum exercise price	36.22	27.66	35.88
Average remaining option term (years)	6.7	6.3	2.0

Information related to stock option grants and exercises issued under various Mercantile plans during 2016, 2015 and 2014 is as follows:

	2016	2015	2014

Aggregate intrinsic value of stock options exercised	$6,000	$36,000	$11,000
Cash received from stock option exercises	22,000	17,000	50,000
Tax benefit realized from stock option exercises	0	0	0
Weighted average per share fair value of stock options granted	5.25	4.41	2.72

(Continued)

MERCANTILE BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2016

NOTE 12– STOCK-BASED COMPENSATION (Continued)

The aggregate intrinsic value of all stock options issued under Mercantile plans outstanding and exercisable at December 31, 2016 was $0.1 million. Shares issued as a result of the exercise of stock option grants have been authorized and were previously unissued shares.

A summary of stock option activity from grants issued under Firstbank plans that became part of Mercantile’s plans upon consummation of the merger on June 1, 2014 is as follows:

	2016		2015		2014
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price

Outstanding at beginning of year	123,887	$12.64	217,982	$14.89	0	$	NA
Granted	0	NA	0	NA	0		NA
Replaced as part of merger	0	NA	0	NA	282,178		15.48
Exercised	(71,711)	13.33	(56,417)	15.50	(27,740)		8.34
Forfeited or expired	(7,901)	22.00	(37,678)	21.39	(36,456)		24.46
Outstanding at end of year	44,275	$9.86	123,887	$12.64	217,982		$14.89
Options exercisable at year-end	44,275	$9.86	123,887	$12.64	210,777		$15.22

Options issued under Firstbank plans outstanding at year-end 2016 were as follows:

			Outstanding			Exercisable
				Weighted Average	Weighted		Weighted
Range of				Remaining	Average		Average
Exercise				Contractual	Exercise		Exercise
Prices			Number	Life (Years)	Price	Number	Price

$4.00	-	$8.00	23,975	2.2	$6.73	23,975	$6.73
$8.01	-	$12.00	6,700	2.7	8.60	6,700	8.60
$12.01	-	$16.00	13,600	0.7	16.00	13,600	16.00
Outstanding at year end			44,275	1.8	$9.86	44,275	$9.86

Information related to options issued under Firstbank plans outstanding at year-end 2016, 2015 and 2014 is as follows:

	2016	2015	2014

Minimum exercise price	$5.19	$5.19	$5.19
Maximum exercise price	16.00	22.00	24.46
Average remaining option term (years)	1.8	2.7	3.1

(Continued)

MERCANTILE BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2016

NOTE 12 – STOCK-BASED COMPENSATION (Continued)

Information related to stock option grants and exercises issued under Firstbank plans during 2016, 2015 and 2014 is as follows:

	2016	2015	2014

Aggregate intrinsic value of stock options exercised	$1,945,000	$420,000	$333,000
Cash received from stock option exercises	956,000	874,000	232,000
Tax benefit realized from stock option exercises	681,000	147,000	116,000
Weighted average per share fair value of stock options granted	NA	NA	NA

The aggregate intrinsic value of all stock options issued under various Firstbank plans outstanding and exercisable at December 31, 2016 was $1.2 million. Shares issued as a result of the exercise of stock option grants have been authorized and previously unissued shares.

On January 2, 2015, we granted a total of 5,994 shares of common stock to our Corporate, Bank and Regional Advisory Boards of Directors for retainer payments for the period of January 1, 2015 through May 31, 2015. The associated $0.1 million cost was expensed on a straightline basis over the first five months of 2015. On May 28, 2015, we granted a total of 14,100 shares of common stock to our Corporate, Bank and Regional Advisory Boards of Directors for retainer payments for the period of June 1, 2015 through May 31, 2016. The associated $0.3 million cost was expensed on a straightline basis over the respective twelve month period. On June 6, 2016, we granted a total of 13,000 shares of common stock to our Corporate, Bank and Regional Advisory Boards of Directors for retainer payments for the period of June 1, 2016 through May 31, 2017. The associated $0.3 million cost is being expensed on a straightline basis over the respective twelve month period.

NOTE 13 – RELATED PARTIES

Certain directors and executive officers of the Bank, including their immediate families and companies in which they are principal owners, were loan customers of the Bank. At year-end 2016 and 2015, the Bank had $11.5 million and $14.0 million in loan commitments to directors and executive officers, of which $8.9 million and $11.2 million were outstanding at year-end 2016 and 2015, respectively, as reflected in the following table. The line item entitled “Adjustments” primarily relates to Board member retirements in 2015.

	2016	2015

Beginning balance	$11,151,000	$9,002,000
New loans	4,652,000	3,371,000
Repayments	(6,921,000)	(965,000)
Adjustments	0	(257,000)

Ending balance	$8,882,000	$11,151,000

Related party deposits and repurchase agreements totaled $19.8 million and $18.5 million at year-end 2016 and 2015, respectively.

(Continued)

MERCANTILE BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2016

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

These instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized, if any, in the balance sheet. Our maximum exposure to loan loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual notional amount of those instruments. We use the same credit policies in making commitments and conditional obligations as we do for on-balance sheet instruments. Collateral, such as accounts receivable, securities, inventory, and property and equipment, is generally obtained based on management’s credit assessment of the borrower. If required, estimated loss exposure resulting from these instruments is expensed and recorded as a liability. There was no liability balance for these instruments as of December 31, 2016 and 2015.

At year-end 2016 and 2015, the rates on existing off-balance sheet instruments were substantially equivalent to current market rates, considering the underlying credit standing of the counterparties.

Our maximum exposure to credit losses for loan commitments and standby letters of credit outstanding at year-end was as follows:

	2016	2015

Commercial unused lines of credit	$553,345,000	$522,658,000
Unused lines of credit secured by 1 – 4 family residential properties	56,275,000	61,905,000
Credit card unused lines of credit	22,689,000	15,612,000
Other consumer unused lines of credit	8,489,000	8,583,000
Commitments to make loans	154,338,000	178,034,000
Standby letters of credit	26,202,000	34,946,000

Total commitments	$821,338,000	$821,738,000

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

December 31, 2016

NOTE 14 – COMMITMENTS AND OFF-BALANCE-SHEET RISK (Continued)

Certain of our commercial loan customers have entered into interest rate swap agreements directly with our correspondent banks. To assist our commercial loan customers in these transactions, and to encourage our correspondent banks to enter into the interest rate swap transactions with minimal credit underwriting analyses on their part, we have entered into risk participation agreements with the correspondent banks whereby we agree to make payments to the correspondent banks owed by our commercial loan customers under the interest rate swap agreement in the event that our commercial loan customers do not make the payments. We are not a party to the interest rate swap agreements under these arrangements. As of December 31, 2016, the total notional amount of the underlying interest rate swap agreements was $13.8 million, with a net fair value from our commercial loan customers’ perspective of negative $1.8 million. These risk participation agreements are considered financial guarantees in accordance with applicable accounting guidance and are therefore recorded as liabilities at fair value, generally equal to the fees collected at the time of their execution. These liabilities are accreted into income during the terms of the interest rate swap agreements, generally ranging from an original term of four to fifteen years, and totaled less than $0.1 million at December 31, 2016 and December 31, 2015.

The following instruments are considered financial guarantees under current accounting guidance. These instruments are carried at fair value.

	2016		2015
	Contract	Carrying	Contract	Carrying
	Amount	Value	Amount	Value

Standby letters of credit	$26,202,000	$156,000	$34,946,000	$182,000

We were required to have $9.2 million and $9.1 million of cash on hand or on deposit with the Federal Reserve Bank of Chicago to meet regulatory reserve and clearing requirements at December 31, 2016 and December 31, 2015, respectively.

NOTE 15 – BENEFIT PLANS

We have a 401(k) benefit plan that covers substantially all of our employees. The percent of our matching contributions to the 401(k) benefit plan is determined annually by the Board of Directors. The matching contribution was 4.25% as of January 1, 2014. Matching contributions, if made, are immediately vested. Our 2016, 2015 and 2014 matching 401(k) contributions charged to expense were $1.2 million, $1.2 million and $0.9 million, respectively.

We have a deferred compensation plan in which all persons serving on the Board of Directors may defer all or portions of their annual retainer and meeting fees, with distributions to be paid upon termination of service as a director or specific dates selected by the director. We also have a non-qualified deferred compensation program in which selected officers may defer all or portions of salary and bonus payments. The deferred amounts, totaling $3.4 million and $3.9 million as of December 31, 2016 and 2015, respectively, are categorized as other liabilities in the Consolidated Balance Sheets, and are paid interest at a rate equal to the Wall Street Journal Prime Rate. Interest expense was less than $0.1 million per year during the last three years.

(Continued)

MERCANTILE BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2016

NOTE 15 – BENEFIT PLANS (Continued)

The Mercantile Bank Corporation Employee Stock Purchase Plan of 2014 is a non-compensatory plan intended to encourage full- and part-time employees of Mercantile and its subsidiaries to promote our best interests and to align employees’ interests with the interests of our shareholders by permitting employees to purchase shares of our common stock through regular payroll deductions. Shares are purchased on the last business day of each calendar quarter at a price equal to the consolidated closing bid price of our common stock reported on The Nasdaq Stock Market. A total of 250,000 shares of common stock may be issued under the existing plan; however, the number of shares may be adjusted to reflect any stock dividends and other changes in our capitalization. The number of shares issued totaled 1,362 and 2,058 in 2016 and 2015, respectively. As of December 31, 2016, there were 245,430 shares available under our current plan.

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

In February 2012, we entered into an interest rate swap agreement with a correspondent bank to hedge the floating rate on the subordinated debentures issued to Mercantile Bank Capital Trust I, which became effective in January 2013 and matures in January 2018. The $32.0 million of subordinated debentures have a rate equal to the 90-Day Libor Rate plus a fixed spread of 218 basis points, and are subject to repricing quarterly. The interest rate swap agreement provides for us to pay our correspondent bank a fixed rate, while our correspondent bank will pay us the 90-Day Libor Rate on a $32.0 million notional amount. The quarterly re-set dates for the floating rate on the interest rate swap agreement are the same as the re-set dates for the floating rate on the subordinated debentures. The interest rate swap agreement is accounted for under hedge accounting guidelines; therefore, fluctuations in the fair value of the interest rate swap agreement, net of tax effect, are recorded in other comprehensive income. As of December 31, 2016 and 2015, the fair value of the interest rate swap agreement was recorded as a liability in the amount of $0.1 million and $0.3 million, respectively.

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

December 31, 2016

NOTE 17 – FAIR VALUES OF FINANCIAL INSTRUMENTS

Carrying amount, estimated fair value and level within the fair value hierarchy of financial instruments were as follows at year-end (dollars in thousands):

	Level in	2016		2015
	Fair Value	Carrying	Fair	Carrying	Fair
	Hierarchy	Amount	Value	Amount	Value
Financial assets
Cash	Level 1	$11,493	$11,493	$12,496	$12,496
Cash equivalents	Level 2	172,103	172,103	77,395	77,395
Securities available for sale	(1)	328,060	328,060	346,992	346,992
Federal Home Loan Bank stock	(2)	8,026	8,026	7,567	7,567
Loans, net	Level 3	2,360,659	2,354,311	2,262,046	2,261,026
Bank owned life insurance	Level 2	67,198	67,198	58,971	58,971
Accrued interest receivable	Level 2	7,714	7,714	7,836	7,836

Financial liabilities
Deposits	Level 2	2,374,985	2,286,548	2,275,382	2,208,724
Securities sold under agreements to repurchase	Level 2	131,710	131,710	154,771	154,771
Federal Home Loan Bank advances	Level 2	175,000	174,734	68,000	68,858
Subordinated debentures	Level 2	44,835	45,220	55,154	55,760
Accrued interest payable	Level 2	1,592	1,592	1,479	1,479
Interest rate swap	(1)	84	84	253	253

(1)	See Note 18 for a description of the fair value hierarchy as well as a disclosure of levels for classes of financial assets and liabilities.
(2)	It is not practical to determine the fair value of FHLBI stock due to transferability restrictions.

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

December 31, 2016

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

The following is a description of our valuation methodologies used to measure and disclose the fair values of our financial assets and liabilities on a recurring or nonrecurring basis:

Securities available for sale. Securities available for sale are recorded at fair value on a recurring basis. Fair value measurement is based on quoted prices, if available. If quoted prices are not available, fair values are measured using independent pricing models. Level 2 securities include U.S. Government agency debt obligations, mortgage-backed securities issued or guaranteed by U.S. Government agencies, municipal general obligation and revenue bonds, and mutual funds. Level 3 securities include bonds issued by certain relatively small municipalities located within our markets that have very limited marketability due to their size and lack of ratings from a recognized rating service. We carry these bonds at historical cost, which we believe approximates fair value, unless our periodic financial analysis or other information becomes known which necessitates a valuation allowance. There was no such valuation allowance as of December 31, 2016 or 2015. We have no Level 1 securities available for sale.

(Continued)

MERCANTILE BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2016

NOTE 18 – FAIR VALUE MEASUREMENTS (Continued)

Mortgage loans held for sale. Mortgage loans held for sale are carried at the lower of aggregate cost or fair value and are measured on a nonrecurring basis. Fair value is based on independent quoted market prices, where applicable, or the prices for other mortgage whole loans with similar characteristics. As of December 31, 2016 and 2015, we determined that the fair value of our mortgage loans held for sale approximated the recorded cost of $1.0 million and $1.3 million, respectively.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The balances of assets and liabilities measured at fair value on a recurring basis as of December 31, 2016 are as follows:

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available for sale securities
U.S. Government agency debt obligations	$152,040,000	$0	$152,040,000	$0
Mortgage-backed securities	47,392,000	0	47,392,000	0
Municipal general obligation bonds	119,047,000	0	112,648,000	6,399,000
Municipal revenue bonds	7,631,000	0	7,631,000	0
Other investments	1,950,000	0	1,950,000	0
Derivatives
Interest rate swap agreement	(84,000)	0	(84,000)	0
Total	$327,976,000	$0	$321,577,000	$6,399,000

There were no transfers in or out of Level 1, Level 2 or Level 3 during 2016. The $2.0 million reduction in Level 3 municipal general obligation bonds during 2016 reflects the scheduled maturities of such bonds.

(Continued)

MERCANTILE BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2016

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

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

The balances of assets and liabilities measured at fair value on a nonrecurring basis as of December 31, 2016 are as follows:

		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)

Impaired loans	$9,896,000	$0	$0	$9,896,000
Foreclosed assets	469,000	0	0	469,000
Total	$10,365,000	$0	$0	$10,365,000

(Continued)

MERCANTILE BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2016

NOTE 18 – FAIR VALUE MEASUREMENTS (Continued)

The balances of assets and liabilities measured at fair value on a nonrecurring basis as of December 31, 2015 are as follows:

		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)

Impaired loans	$8,970,000	$0	$0	$8,970,000
Foreclosed assets	1,293,000	0	0	1,293,000
Total	$10,263,000	$0	$0	$10,263,000

The carrying values are based on the estimated value of the property or other assets. Fair value estimates of collateral on impaired loans and foreclosed assets are reviewed periodically. Our credit policies establish criteria for obtaining appraisals and determining internal value estimates. We may also adjust outside appraisals and internal evaluations based on identifiable trends within our markets, such as sales of similar properties or assets, listing prices and offers received. In addition, we may discount certain appraised and internal value estimates to address current distressed market conditions. For real estate dependent loans and foreclosed assets, we generally assign a 15% to 25% discount factor for commercial-related properties, and a 25% to 50% discount factor for residential-related properties. In a vast majority of cases, we assign a 10% discount factor for estimated selling costs.

NOTE 19 – EARNINGS PER SHARE

The factors used in the earnings per share computation follow:

	2016	2015	2014
Basic
Net income attributable to common shares	$31,913,000	$27,020,000	$17,331,000

Weighted average common shares outstanding	16,292,086	16,609,263	13,510,991

Basic earnings per common share	$1.96	$1.63	$1.28
Diluted
Net income attributable to common shares	$31,913,000	$27,020,000	$17,331,000

Weighted average common shares outstanding for basic earnings per common share	16,292,086	16,609,263	13,510,991

Add: Dilutive effects of share-based awards	18,644	32,877	30,913

Average shares and dilutive potential common shares	16,310,730	16,642,140	13,541,904

Diluted earnings per common share	$1.96	$1.62	$1.28

Stock options for approximately 11,000, 40,000 and 168,000 shares of common stock were antidilutive and were not included in determining dilutive earnings per share in 2016, 2015 and 2014, respectively.

(Continued)

MERCANTILE BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2016

NOTE 20 – SUBORDINATED DEBENTURES

We have five business trusts that are wholly-owned subsidiaries of Mercantile, four of which were assumed by Mercantile in conjunction with the Firstbank merger. A fair value discount of $15.0 million was recorded at the time of the merger, which is being amortized at $0.7 million annually over the following 21.5 years. Each of the trusts was formed to issue Preferred Securities that were sold in private sales, as well as selling Common Securities to Mercantile. The proceeds from the Preferred and Common Securities sales were used by the trusts to purchase Floating Rate Notes issued by Mercantile. The rates of interest, interest payment dates, call features and maturity dates of each Floating Rate Note are identical to its respective Preferred Securities. The net proceeds from the issuance of the Floating Rate Notes were used for a variety of purposes, including contributions to the Bank as capital to provide support for asset growth and the funding of stock repurchase programs and certain acquisitions.

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

The following table depicts our five business trusts as of December 31, 2016:

	Preferred Securities
Trust Name	Outstanding	Interest Rate	Maturity Date

Mercantile Bank Capital Trust I	$21,000,000	3 Month Libor + 218 bps	September 16, 2034

Firstbank Capital Trust I	$10,000,000	3 Month Libor + 199 bps	October 18, 2034

Firstbank Capital Trust II	$10,000,000	3 Month Libor + 127 bps	April 7, 2036

Firstbank Capital Trust III	$7,500,000	3 Month Libor + 135 bps	July 30, 2037

Firstbank Capital Trust IV	$7,500,000	3 Month Libor + 135 bps	July 30, 2037

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

December 31, 2016

NOTE 21 - REGULATORY MATTERS (Continued)

The prompt corrective action regulations provide five classifications, including well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized, although these terms are not used to represent overall financial condition. If an institution is not well capitalized, regulatory approval is required to accept brokered deposits. Subject to limited exceptions, no institution may make a capital distribution if, after making the distribution, it would be undercapitalized. If an institution is undercapitalized, it is subject to close monitoring by its principal federal regulator, its asset growth and expansion are restricted, and plans for capital restoration are required. In addition, further specific types of restrictions may be imposed on the institution at the discretion of the federal regulator. At year-end 2016 and 2015, our Bank was in the well capitalized category under the regulatory framework for prompt corrective action. There are no conditions or events since December 31, 2016 that we believe have changed our Bank’s categorization.

Our actual capital levels (dollars in thousands) and minimum required levels were:

	Actual		Minimum Required for Capital Adequacy Purposes		Minimum Required to be Well Capitalized Under Prompt Corrective Action Regulations
	Amount	Ratio	Amount	Ratio	Amount		Ratio
2016
Total capital (to risk weighted assets)
Consolidated	$354,278	13.1%	$215,819	8.0%	$	NA	NA
Bank	353,243	13.1	215,605	8.0		269,506	10.0%
Tier 1 capital (to risk weighted assets)
Consolidated	336,316	12.5	161,864	6.0		NA	NA
Bank	335,282	12.4	161,704	6.0		215,605	8.0
Common equity (to risk weighted assets)
Consolidated	293,555	10.9	121,398	4.5		NA	NA
Bank	335,282	12.4	121,278	4.5		175,179	6.5
Tier 1 capital (to average assets)
Consolidated	336,316	11.2	120,486	4.0		NA	NA
Bank	335,282	11.1	120,383	4.0		150,479	5.0

(Continued)

MERCANTILE BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2016

NOTE 21 - REGULATORY MATTERS (Continued)

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

Under the final Basel III capital rules that became effective on January 1, 2015, there is a requirement for a common equity Tier 1 capital conservation buffer of 2.5% of risk-weighted assets which is in addition to the other minimum risk-based capital standards in the rule. Institutions that do not meet this required capital buffer will become subject to progressively more stringent limitations on the percentage of earnings that can be paid out in cash dividends or used for stock repurchases and on the payment of discretionary bonuses to senior executive management. The capital buffer requirement is being phased in over three years beginning in 2016. The capital buffer requirement effectively raises the minimum required common equity Tier 1 capital ratio to 7.0%, the Tier 1 capital ratio to 8.5% and the total capital ratio to 10.5% on a fully phased-in basis on January 1, 2019. We believe that, as of December 31, 2016, our bank would meet all capital adequacy requirements under the Basel III capital rules on a fully phased-in basis as if all such requirements were currently in effect.

Federal and state banking laws and regulations place certain restrictions on the amount of dividends our Bank can transfer to Mercantile and on the capital levels that must be maintained. At year-end 2016, under the most restrictive of these regulations, our Bank could distribute approximately $54.6 million to Mercantile as dividends without prior regulatory approval. Our and our bank’s ability to pay cash and stock dividends is subject to limitations under various laws and regulations and to prudent and sound banking practices. On January 14, 2016, our Board of Directors declared a cash dividend on our common stock in the amount of $0.16 per share that was paid on March 23, 2016 to shareholders of record as of March 11, 2016. On April 14, 2016, our Board of Directors declared a cash dividend on our common stock in the amount of $0.16 per share that was paid on June 23, 2016 to shareholders of record as of June 10, 2016. On July 14, 2016, our Board of Directors declared a cash dividend on our common stock in the amount of $0.17 per share that was paid on September 21, 2016 to shareholders of record as of September 9, 2016. On October 13, 2016, our Board of Directors declared a cash dividend on our common stock in the amount of $0.17 per share that was paid on December 21, 2016 to shareholders of record as of December 9, 2016. In addition, on October 13, 2016, our Board of Directors declared a special cash dividend on our common stock in the amount of $0.50 per share that was paid on December 21, 2016 to shareholders of record as of December 9, 2016.

(Continued)

MERCANTILE BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2016

NOTE 21 - REGULATORY MATTERS (Continued)

On January 12, 2017, our Board of Directors declared a cash dividend on our common stock in the amount of $0.18 per share that will be paid on March 22, 2017 to shareholders of record as of March 10, 2017.

On January 30, 2015, we announced that our Board of Directors had authorized a new program to repurchase up to $20.0 million of our common stock from time to time in open market transactions at prevailing market prices or by other means in accordance with applicable regulations. On April 19, 2016, we announced a $15.0 million expansion of the stock repurchase plan. During 2016, we repurchased 167,878 shares at a total price of $3.7 million, at an average price per share of $22.23. Since inception, we have purchased a total of 956,419 shares at a total price of $19.5 million, at an average price per share of $20.38. The stock buybacks have been funded from cash dividends paid to us from our Bank. Additional repurchases may be made during 2017 under the authorized plan, which would also likely be funded from cash dividends paid to us from our Bank.

Our consolidated capital levels as of December 31, 2016 and 2015 include $42.8 million and $53.1 million, respectively, of trust preferred securities subject to certain limitations. Under applicable Federal Reserve guidelines, the trust preferred securities constitute a restricted core capital element. The guidelines provide that the aggregate amount of restricted core elements that may be included in Tier 1 capital must not exceed 25% of the sum of all core capital elements, including restricted core capital elements, net of goodwill less any associated deferred tax liability. Our ability to include the trust preferred securities in Tier 1 capital in accordance with the guidelines is not affected by the provision of the Dodd-Frank Act generally restricting such treatment, because (i) the trust preferred securities were issued before May 19, 2010, and (ii) our total consolidated assets as of December 31, 2009 were less than $15.0 billion. At December 31, 2016 and 2015, all $42.8 million and $53.1 million, respectively, of the trust preferred securities were included as Tier 1 capital of Mercantile.

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

NOTE 22 – ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

At December 31, 2016, accumulated other comprehensive income, net of tax effects (as applicable), consisted of a net unrealized loss on available for sale securities of $5.5 million and the fair value of an interest rate swap of negative $0.1 million. At December 31, 2015, accumulated other comprehensive income, net of tax effects (as applicable), consisted of a net unrealized gain on available for sale securities of $1.4 million and the fair value of an interest rate swap of negative $0.2 million. At December 31, 2014, accumulated other comprehensive loss, net of tax effects (as applicable), consisted of a net unrealized gain on available for sale securities of $0.2 million and the fair value of an interest rate swap of negative $0.2 million.

(Continued)

MERCANTILE BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2016

NOTE 23 - QUARTERLY FINANCIAL DATA (Unaudited)

	Interest	Net Interest	Net	Earnings per Share
	Income	Income	Income	Basic	Diluted
2016
First quarter	$28,889,000	$25,882,000	$8,549,000	$0.52	$0.52
Second quarter	30,147,000	27,100,000	7,434,000	0.46	0.46
Third quarter	29,706,000	26,450,000	7,845,000	0.48	0.48
Fourth quarter	29,715,000	26,435,000	8,085,000	0.49	0.49

2015
First quarter	$27,589,000	$24,849,000	$6,646,000	$0.39	$0.39
Second quarter	27,663,000	25,041,000	6,558,000	0.39	0.39
Third quarter	28,501,000	25,625,000	7,336,000	0.45	0.45
Fourth quarter	28,575,000	25,659,000	6,480,000	0.40	0.40

NOTE 24 – MERCANTILE BANK CORPORATION (PARENT COMPANY ONLY)

CONDENSED FINANCIAL STATEMENTS

CONDENSED BALANCE SHEETS

	2016	2015
ASSETS
Cash and cash equivalents	$4,257,000	$4,940,000
Investment in bank subsidiary	365,291,000	368,248,000
Other assets	20,665,000	20,940,000

Total assets	$390,213,000	$394,128,000

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities	$4,567,000	$5,170,000
Subordinated debentures	44,835,000	55,154,000
Shareholders’ equity	340,811,000	333,804,000

Total liabilities and shareholders’ equity	$390,213,000	$394,128,000

(Continued)

MERCANTILE BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2016

NOTE 24 – MERCANTILE BANK CORPORATION (PARENT COMPANY ONLY)

CONDENSED FINANCIAL STATEMENTS (Continued)

 CONDENSED STATEMENTS OF INCOME

	2016	2015	2014
Income
Interest and dividends from subsidiaries	$32,521,000	$24,166,000	$12,139,000
Total income	32,521,000	24,166,000	12,139,000

Expenses
Interest expense	2,490,000	2,569,000	2,145,000
Other operating expenses	2,953,000	2,276,000	3,552,000
Total expenses	5,443,000	4,845,000	5,697,000

Income before income tax benefit and equity in undistributed net income of subsidiary	27,078,000	19,321,000	6,442,000

Federal income tax benefit	(836,000)	(2,051,000)	(1,758,000)

Equity in undistributed net income of subsidiary	3,999,000	5,648,000	9,131,000

Net income	$31,913,000	$27,020,000	$17,331,000

Comprehensive income	$25,069,000	$28,267,000	$22,920,000

(Continued)

MERCANTILE BANK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2016

NOTE 24 – MERCANTILE BANK CORPORATION (PARENT COMPANY ONLY)

CONDENSED FINANCIAL STATEMENTS (Continued)

CONDENSED STATEMENTS OF CASH FLOWS

	2016	2015	2014
Cash flows from operating activities
Net income	$31,913,000	$27,020,000	$17,331,000
Adjustments to reconcile net income to net cash from operating activities:
Equity in undistributed net income of subsidiary	(3,999,000)	(5,648,000)	(9,131,000)
Stock-based compensation expense	1,459,000	684,000	714,000
Stock grants to directors for retainer fees	327,000	403,000	155,000
Gain on trust preferred securities repurchase	(2,970,000)	0	0
Change in other assets	387,000	11,000	(8,163,000)
Change in other liabilities	78,000	4,717,000	21,979,000
Net cash from operating activities	27,195,000	27,187,000	22,885,000

Cash flows from investing activities
Net capital investment into subsidiaries	0	0	0
Net cash for investing activities	0	0	0

Cash flows from financing activities
Stock option exercises, net of cashless exercises	978,000	891,000	282,000
Employee stock purchase plan	36,000	44,000	23,000
Dividend reinvestment plan	1,601,000	655,000	209,000
Repurchase of common shares	(3,732,000)	(15,762,000)	0
Cash dividends on common stock	(18,731,000)	(9,516,000)	(24,464,000)
Repurchase of trust preferred securities	(8,030,000)	0	0
Net cash for financing activities	(27,878,000)	(23,688,000)	(23,950,000)

Net change in cash and cash equivalents	(683,000)	3,499,000	(1,065,000)

Cash and cash equivalents at beginning of period	4,940,000	1,441,000	2,506,000

Cash and cash equivalents at end of period	$4,257,000	$4,940,000	$1,441,000

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 6, 2017.

MERCANTILE BANK CORPORATION

/s/ Robert B. Kaminski, Jr.
Robert B. Kaminski, Jr.
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 6, 2017.

/s/ David M. Cassard David M. Cassard, Director	/s/ Robert B. Kaminski, Jr. Robert B. Kaminski, Jr. Director, President and Chief Executive Officer (principal executive officer)

/s/ Edward J. Clark Edward J. Clark, Director	/s/ Michael H. Price Michael H. Price, Executive Chairman of the Board

/s/ Michelle L. Eldridge Michelle L. Eldridge, Director	/s/ Thomas R. Sullivan Thomas R. Sullivan, Director

/s/ Jeff A. Gardner Jeff A. Gardner, Director	/s/ Charles E. Christmas Charles E. Christmas, Executive Vice President, Chief Financial Officer and Treasurer (principal financial and accounting officer)

 /s/ Edward B. Grant

Edward B. Grant, Director

EXHIBIT INDEX

Exhibit No.	EXHIBIT DESCRIPTION

2.1	Agreement and Plan of Merger dated August 14, 2013, incorporated by reference to exhibit 2.1 to our Current Report on Form 8-K filed August 15, 2013

2.2	First Amendment to Merger Agreement dated February 20, 2014, incorporated by reference to exhibit 10.1 to our Current Report on Form 8-K filed February 21, 2014

3.1	Our Articles of Incorporation are incorporated by reference to exhibit 3.1 of our Form 10-Q for the quarter ended June 30, 2009

3.2	Our Amended and Restated By-laws dated as of February 26, 2014 are incorporated by reference to exhibit 3.1 to our Current Report on Form 8-K filed February 26, 2015

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

10.7

Employment Agreement dated as of November 13, 2014, effective as of December 31, 2014, among the company, our bank and Robert B. Kaminski, Jr., incorporated by reference to exhibit 10.13 of our Form 10-K filed March 3, 2015*

10.8	Employment Agreement dated as of November 13, 2014, effective as of December 31, 2014, among the company, our bank and Charles E. Christmas, incorporated by reference to exhibit 10.14 of our Form 10-K filed March 3, 2015*

10.9	Mercantile Bank of Michigan Amended and Restated Deferred Compensation Plan dated as of November 13, 2014, effective on January 1, 2015, incorporated by reference to exhibit 10.15 of our Form 10-K filed March 3, 2015*

Exhibit No.	EXHIBIT DESCRIPTION

10.10	Amendment to Employment Agreement of Michael H. Price, dated May 28, 2015, incorporated by reference to exhibit 10.1 of our Form 8-K filed May 28, 2015*

10.11	Amendment to Employment Agreement of Robert B. Kaminski, Jr., dated May 28, 2015, incorporated by reference to exhibit 10.2 of our Form 8-K filed May 28, 2015*

10.12	2015 Mercantile Executive Officer Bonus Plan, incorporated by reference to exhibit 10.3 of our Form 8-K filed May 28, 2015*

10.13	First Amendment to Employment Agreement of Charles E. Christmas, dated November 19, 2015, incorporated by reference to exhibit 10.1 of our Form 8-K filed November 19, 2015*

10.14	Change in Control Agreement among the Company, the Bank and Michael H. Price, dated November 19, 2015, incorporated by reference to exhibit 10.2 of our Form 8-K filed November 19, 2015*

10.15	Change in Control Agreement among the Company, the Bank and Robert B. Kaminski, Jr., dated November 19, 2015, incorporated by reference to exhibit 10.3 of our Form 8-K filed November 19, 2015*

10.16	Change in Control Agreement among the Company, the Bank and Charles E. Christmas, dated November 19, 2015, incorporated by reference to exhibit 10.4 of our Form 8-K filed November 19, 2015*

10.17	2016 Mercantile Executive Officer Bonus Plan, incorporated by reference to exhibit 10.1 of our Form 8-K filed June 10, 2016*

10.18	2016 Mercantile General Counsel Bonus Plan, incorporated by reference to exhibit 10.2 of our Form 8-K filed June 10, 2016*

10.19	Second Amendment to Employment Agreement of Michael H. Price dated July 14, 2016, incorporated by reference to exhibit 10.1 of our Form 8-K filed July 19, 2016*

10.20	First Amendment to Change in Control Agreement among Mercantile, the Bank and Michael H. Price, dated July 14, 2016, incorporated by reference to exhibit 10.2 of our Form 8-K filed July 19, 2016*

10.21	Form of Restricted Stock Award Agreement, incorporated by reference to exhibit 10.1 of our Form 8-K filed November 18, 2016*

10.22	Form of Stock Option Agreement, incorporated by reference to exhibit 10.2 of our Form 8-K filed November 18, 2016*

10.23	Second Amendment to Employment Agreement of Robert B. Kaminski, Jr. effective January 1, 2017, incorporated by reference to exhibit 10.1 of our Form 8-K filed January 3, 2017*

10.24	Amended and Restated Employment Agreement of Robert T. Worthington effective January 1, 2017, incorporated by reference to exhibit 10.2 of our Form 8-K filed January 3, 2017*

10.25	Employment Agreement among Mercantile, the Bank and Raymond E. Reitsma effective January 1, 2016, incorporated by reference to exhibit 10.3 of our Form 8-K filed January 3, 2017*

10.26	First Amendment to Employment Agreement of Raymond E. Reitsma effective January 1, 2017, incorporated by reference to exhibit 10.4 of our Form 8-K filed January 3, 2017*

10.27	Director Fee Summary*

21	Subsidiaries of the company

Exhibit No.	EXHIBIT DESCRIPTION
23	Consent of BDO USA, LLP

31	Rule 13a-14(a) Certifications

32.1	Section 1350 Chief Executive Officer Certification

32.2	Section 1350 Chief Financial Officer Certification

101	The following information from Mercantile’s Annual Report on Form 10-K for the year ended December 31, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Shareholders’ Equity, (v) the Consolidated Statements of Cash Flows, and (vi) the Notes to Consolidated Financial Statements

* Management contract or compensatory plan.